Form 10-Q
period 2002-09-30
CONOCOPHILLIPS
filed 2002-11-15
CIK 1163165

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q


(Mark One)

[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2002
                               ----------------------------------

                               OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------
Commission file number             000-49987
                       ------------------------------------------


                         ConocoPhillips
     (Exact name of registrant as specified in its charter)


           Delaware                                01-0562944
-------------------------------               -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


         600 North Dairy Ashford Road, Houston, TX 77079
      (Address of principal executive offices)  (Zip Code)


                          281-293-1000
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X     No
                         -----      -----

The registrant had 676,830,234 shares of common stock, $.01 par value, outstanding at October 31, 2002.

                                PART I. FINANCIAL INFORMATION


---------------------------------------------------------------------------------------------
Consolidated Statement of Operations                                           ConocoPhillips


                                                                  Millions of Dollars
                                                          -----------------------------------
                                                             Three Months        Nine Months
                                                                 Ended              Ended
                                                             September 30       September 30
                                                          -----------------------------------
                                                             2002     2001      2002     2001
                                                          -----------------------------------
Revenues
Sales and other operating revenues*                       $15,519    6,021    36,271   16,390
Equity in earnings (losses) of affiliates                      89      (15)      138      106
Other income                                                   70       26       104       57
---------------------------------------------------------------------------------------------
    Total Revenues                                         15,678    6,032    36,513   16,553
---------------------------------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and products                           10,219    3,323    23,706    8,056
Production and operating expenses                           1,455      603     3,245    1,738
Selling, general and administrative expenses                  758      203     1,651      487
Exploration expenses                                           85       71       315      202
Depreciation, depletion and amortization                      580      299     1,412      948
Property impairments                                            8        -        26       23
Taxes other than income taxes*                              2,085      727     4,641    1,872
Accretion on discounted liabilities                             7        3        18        7
Interest and debt expense                                     134       74       347      240
Foreign currency transaction losses (gains)                    (6)       2       (11)      10
Preferred dividend requirements of capital trusts
  and minority interests                                        9       14        34       41
---------------------------------------------------------------------------------------------
    Total Costs and Expenses                               15,334    5,319    35,384   13,624
---------------------------------------------------------------------------------------------
Income from continuing operations before income taxes         344      713     1,129    2,929
Provision for income taxes                                    398      344       917    1,456
---------------------------------------------------------------------------------------------
Income (loss) from continuing operations                      (54)     369       212    1,473
Income (loss) from operations of discontinued businesses
  (net of income taxes of $(34) and $(35) for the three
  and nine months ended 2002 and $2 and $4 for the three
  and nine months ended 2001)                                 (62)       5       (64)       8
---------------------------------------------------------------------------------------------
Income (Loss) Before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle                   (116)     374       148    1,481
Extraordinary item, net of income taxes of $(6) for 2002
  and $(4) for 2001                                             -      (10)      (15)     (10)
Cumulative effect of change in accounting principle,
  net of income taxes of $15                                    -        -         -       28
---------------------------------------------------------------------------------------------
Net Income (Loss)                                         $  (116)     364       133    1,499
=============================================================================================

Net Income (Loss) Per Share of Common Stock
Basic
  Continuing operations                                   $  (.11)    1.33       .51     5.60
  Discontinued operations                                    (.13)     .02      (.15)     .03
---------------------------------------------------------------------------------------------
  Before extraordinary item and cumulative effect of
    change in accounting principle                           (.24)    1.35       .36     5.63
  Extraordinary item                                            -     (.04)     (.04)    (.04)
  Cumulative effect of change in accounting principle           -        -         -      .11
---------------------------------------------------------------------------------------------
Net Income (Loss)                                         $  (.24)    1.31       .32     5.70
=============================================================================================
Diluted
  Continuing operations                                   $  (.11)    1.32       .50     5.56
  Discontinued operations                                    (.13)     .02      (.15)     .03
---------------------------------------------------------------------------------------------
  Before extraordinary item and cumulative effect of
    change in accounting principle                           (.24)    1.34       .35     5.59
  Extraordinary item                                            -     (.04)     (.03)    (.04)
  Cumulative effect of change in accounting principle           -        -         -      .11
---------------------------------------------------------------------------------------------
Net Income (Loss)                                         $  (.24)    1.30       .32     5.66
=============================================================================================

Dividends Paid Per Share of Common Stock                  $   .36      .36      1.08     1.04
---------------------------------------------------------------------------------------------

Average Common Shares Outstanding (in thousands)
  Basic                                                   480,701  277,822   416,293  263,144
  Diluted                                                 484,777  279,767   422,212  264,988
---------------------------------------------------------------------------------------------
*Includes excise taxes on petroleum products sales        $ 1,897      593     4,114    1,435
See Notes to Financial Statements.


------------------------------------------------------------------------
Consolidated Balance Sheet                                ConocoPhillips

                                                  Millions of Dollars
                                               -------------------------
                                               September 30  December 31
                                                      2002          2001
                                               -------------------------
Assets
Cash and cash equivalents                          $   517           142
Accounts and notes receivable                        2,848         1,185
Accounts and notes receivable--related parties       1,287           105
Inventories                                          4,363         2,600
Prepaid expenses and other current assets              871           309
Assets of discontinued operations                      781           108
------------------------------------------------------------------------
    Total Current Assets                            10,667         4,449
Investments and long-term receivables                6,647         3,316
Net properties, plants and equipment                43,378        23,716
Goodwill                                            14,464         2,281
Intangibles                                          1,807         1,313
Other assets                                           521           142
------------------------------------------------------------------------
Total Assets                                       $77,484        35,217
========================================================================

Liabilities
Accounts payable                                   $ 5,441         2,648
Accounts payable--related parties                      875            91
Notes payable and long-term debt due
  within one year                                    2,603            44
Accrued income and other taxes                       2,570           938
Other accruals                                       2,240           796
Liabilities of discontinued operations                 227            34
------------------------------------------------------------------------
    Total Current Liabilities                       13,956         4,551
Long-term debt                                      17,850         8,645
Accrued dismantlement, removal and
  environmental costs                                1,665         1,142
Deferred income taxes                                8,252         4,006
Employee benefit obligations                         2,819           953
Other liabilities and deferred credits               1,950           925
------------------------------------------------------------------------
Total Liabilities                                   46,492        20,222
------------------------------------------------------------------------

Company-Obligated Mandatorily
  Redeemable Preferred Securities of
  Phillips 66 Capital Trusts I and II                  350           650
------------------------------------------------------------------------
Other Minority Interests                               651             5
------------------------------------------------------------------------

Common Stockholders' Equity
Common stock (2002--2,500,000,000 shares
  authorized at $.01 par value;
  2001--1,000,000,000 shares authorized
  at $1.25 par value)
    Issued (2002--703,986,924 shares;
      2001--430,439,743 shares)
        Par value                                        7           538
        Capital in excess of par                    25,228         9,069
    Treasury stock (at cost:
      2001--20,725,114 shares)                           -        (1,038)
    Compensation and Benefits Trust (CBT)
      (at cost: 2002--27,256,573 shares;
      and 2001--27,556,573 shares)                    (923)         (934)
Accumulated other comprehensive loss                  (417)         (255)
Unearned employee compensation--Long-
  Term Stock Savings Plan (LTSSP)                     (223)         (237)
Retained earnings                                    6,319         7,197
------------------------------------------------------------------------
Total Common Stockholders' Equity                   29,991        14,340
------------------------------------------------------------------------
Total                                              $77,484        35,217
========================================================================
See Notes to Financial Statements.

------------------------------------------------------------------------
Consolidated Statement of Cash Flows                      ConocoPhillips

                                                     Millions of Dollars
                                                     -------------------
                                                      Nine Months Ended
                                                         September 30
                                                     -------------------
                                                        2002        2001
                                                     -------------------
Cash Flows From Operating Activities
Income from continuing operations                    $   212       1,473
Adjustments to reconcile income from continuing
  operations to net cash provided by continuing
  operations
    Non-working capital adjustments
      Depreciation, depletion and amortization         1,412         948
      Property impairments                                26          23
      Dry hole costs and leasehold impairments           161          58
      Accretion on discounted liabilities                 18           7
      In-process research and development                246           -
      Deferred taxes                                     (33)        361
      Other                                              106         190
    Working capital adjustments*
      Change in aggregate balance of
        accounts receivable sold                        (140)         26
      Decrease in other accounts and notes
        receivable                                        58         880
      Increase in inventories                           (174)       (277)
      Increase in prepaid expenses and
        other current assets                             (60)        (27)
      Increase (decrease) in accounts payable            696        (354)
      Increase in taxes and other accruals               466          27
------------------------------------------------------------------------
Net cash provided by continuing operations             2,994       3,335
Net cash provided by (used in) discontinued
  operations                                              (8)         12
------------------------------------------------------------------------
Net Cash Provided by Operating Activities              2,986       3,347
------------------------------------------------------------------------

Cash Flows From Investing Activities
Acquisitions, net of cash acquired                     1,242          58
Capital expenditures and investments,
  including dry hole costs                            (2,513)     (2,089)
Proceeds from asset dispositions                         100         233
Proceeds from insurance                                   18           -
Long-term advances to affiliates and
  other investments                                      (99)        (25)
------------------------------------------------------------------------
Net cash used in continuing operations                (1,252)     (1,823)
Net cash used in discontinued operations                 (11)         (5)
------------------------------------------------------------------------
Net Cash Used in Investing Activities                 (1,263)     (1,828)
------------------------------------------------------------------------

Cash Flows From Financing Activities
Issuance of debt                                         525           -
Repayment of debt                                     (1,028)     (1,178)
Issuance of company common stock                          37          20
Redemption of preferred stock                           (300)          -
Dividends paid on common stock                          (413)       (266)
Other                                                   (169)        (45)
------------------------------------------------------------------------
Net cash used in continuing operations                (1,348)     (1,469)
------------------------------------------------------------------------
Net Cash Used in Financing Activities                 (1,348)     (1,469)
------------------------------------------------------------------------

Net Change in Cash and Cash Equivalents                  375          50
Cash and cash equivalents at beginning of period         142         149
------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $   517         199
========================================================================
*Net of acquisition and disposition of businesses.
See Notes to Financial Statements.

-----------------------------------------------------------------
Notes to Financial Statements                      ConocoPhillips


Note 1--Interim Financial Information

The financial information for the interim periods presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments which ConocoPhillips (hereinafter referred to as ConocoPhillips or the "company") considers necessary for a fair presentation of the consolidated financial position of the company and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature, except for the restructuring accrual described in Note 11--Restructuring, and the write-off of purchased in-process research and development activity costs described in Note 2--Merger of Conoco and Phillips. Certain amounts in the financial statements have been reclassified to conform to ConocoPhillips' presentation.

The financial statements reflect the August 30, 2002, merger of Conoco Inc. (Conoco) and Phillips Petroleum Company (Phillips). The transaction has been accounted for using the purchase method of accounting as required by the Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations."
Phillips was designated the acquirer. As a result, Conoco's assets and liabilities have been included in the September 30, 2002, balance sheet based on their fair values at the merger date. Results of operations for the third quarter of 2002 include two months activity for Phillips and one month of activity for ConocoPhillips. Similarly, results of operations for the first nine months of 2002 include eight months of activity for Phillips and one month of activity for ConocoPhillips. Prior periods reflect only Phillips' assets and liabilities, and results of operations, which have been reclassified to reflect discontinued operations as a result of dispositions required by the U.S. Federal Trade Commission (FTC).


Note 2--Merger of Conoco and Phillips

On August 30, 2002, Conoco and Phillips combined their businesses by merging with separate acquisition subsidiaries of ConocoPhillips. As a result, each company became a wholly owned subsidiary of ConocoPhillips. For accounting purposes, Phillips was treated as the acquirer of Conoco, and ConocoPhillips was treated as the successor of Phillips.

When the merger was consummated, former Phillips stockholders held approximately 58 percent of the outstanding shares of ConocoPhillips common stock, while former Conoco stockholders held approximately 42 percent. ConocoPhillips common stock, listed on the New York Stock Exchange under the symbol "COP," began trading on September 3, 2002, concurrent with Conoco and Phillips stocks ceasing to trade.

Prior to the merger, Conoco was a major, integrated global energy company, with operations in over 40 countries worldwide.
Subsequent to the merger, ConocoPhillips realigned Conoco's and Phillips' worldwide organizational and operational structure.

The primary reasons for the merger and the principal factors that contributed to a Conoco purchase price that resulted in the recognition of goodwill were:

  o The merger would transform Conoco and Phillips into a stronger, major, integrated oil company with the benefits of increased size and scale, improving the stability of the combined business' earnings in varying economic and market climates;

  o ConocoPhillips would emerge with a global presence in both upstream and downstream petroleum businesses, increasing its overall international presence to over 49 countries while maintaining a strong domestic base; and

  o Combining the two companies' operations would provide significant synergies and related cost savings, and improve future access to capital.

Conoco's $16 billion purchase price was based on an exchange of Conoco shares for ConocoPhillips common shares. ConocoPhillips issued approximately 293 million shares of common stock and approximately 23.3 million of employee stock options in exchange for 627 million shares of Conoco common stock and 49.8 million Conoco stock options. The common stock was valued at $53.15 per share, which was Phillips' average common stock price over the two-day trading period immediately before and after the November 18, 2001, public announcement of the transaction. The Conoco stock options, whose fair value was determined using the Black-Scholes option-pricing model, were exchanged for ConocoPhillips stock options valued at $384 million. Estimated transaction-related costs were $82 million.

The preliminary allocation of the purchase price to specific assets and liabilities was based, in part, upon an outside appraisal of the fair value of Conoco's assets. Over the next few months ConocoPhillips expects to receive the final outside appraisal of the long-lived assets and conclude the fair value determination of all other Conoco assets and liabilities. Subsequent to the completion of the final allocation of purchase price and the determination of the ultimate asset and liability tax bases, the deferred tax liabilities will also be finalized. The following table summarizes, based on the preliminary purchase price allocation described above, the fair values of the assets acquired and liabilities assumed as of August 30, 2002:

                                                         Millions
                                                       of Dollars
                                                       ----------

Cash and cash equivalents                                 $ 1,250
Accounts and notes receivable                               2,801
Inventories                                                 1,610
Prepaid expenses and other current assets                     300
Investments and long-term receivables                       3,041
Properties, plants and equipment
  (including $300 of land)                                 19,215
Identifiable intangible assets                                795
In-process research and development activities                246
Goodwill                                                   11,839
Deferred charges                                              367
-----------------------------------------------------------------
  Total assets                                            $41,464
=================================================================

Accounts payable                                          $ 2,879
Notes payable and debt due within one year                  3,102
Accrued income and other taxes                              1,204
Other accruals                                              1,482
Long-term debt                                              8,915
Accrued environmental costs                                   298
Deferred income taxes                                       4,188
Employee benefit obligations                                1,606
Other liabilities and deferred credits                      1,091
Minority interests                                            648
Common stockholders' equity                                16,051
-----------------------------------------------------------------
  Total liabilities and equity                            $41,464
=================================================================


The allocation of the purchase price, as reflected above, has not been adjusted for the FTC-mandated dispositions described in Note 4--Discontinued Operations. Goodwill, land and certain identifiable intangible assets recorded in the acquisition are not subject to amortization, but will be tested periodically for impairment as required by FASB Statement No. 142, "Goodwill and Other Intangible Assets."

Of the $795 million allocated to identifiable intangible assets, $647 million is assigned to marketing trade names which are not subject to amortization. Of the remaining value assigned to identifiable intangible assets, $66 million will be amortized over 11 years and $82 million will be amortized over various lives ranging between two and 20 years.

ConocoPhillips has not yet determined the assignment of Conoco goodwill to specific reporting units. Currently, Conoco goodwill is being reported as part of the Corporate and Other reporting segment. Of the $11,841 million of goodwill, $4,417 million is attributable to deferred tax liabilities. This and the remaining "true" goodwill, or $7,424 million, will ultimately be assigned to reporting units based on the benefits received by the units from the synergies and strategic advantages of the merger. None of the goodwill is deductible for tax purposes.

The purchase price allocation included $246 million of in-process research and development activity costs related to Conoco's natural-gas-to-liquids technology. In accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," the value assigned to the research and development activities was charged to production and operating expenses at the date of the consummation of the merger, as the research and development activity costs had no alternative future use.

In summary, merger-related items that impacted ConocoPhillips' third-quarter 2002 income (loss) from continuing operations were:

                                                         Millions
                                                       of Dollars
                                                       ----------
Write-off of purchased in-process
  research and development activity costs                    $246
Restructuring charges (see Note 11)                           200
Incremental seismic contract costs                             16
Transition costs                                                7
-----------------------------------------------------------------
Total                                                        $469
=================================================================


In total, these items reduced third quarter 2002 income (loss) from continuing operations by $0.97 per share on a diluted basis.

The following unaudited pro forma summary presents information as if the ConocoPhillips merger had occurred at the beginning of each period presented.

                                     Millions of Dollars
                                   Except Per Share Amounts
                            --------------------------------------
                            Three Months Ended   Nine Months Ended
                               September 30         September 30
                            ------------------   -----------------
                               2002       2001     2002       2001
                            ------------------   -----------------

Revenues                    $22,562     21,646   60,760     68,763
Income (loss) from
  continuing operations
  before extraordinary
  item and cumulative
  effect of change in
  accounting principle          (97)       814      436      3,537
Net income (loss)              (120)       829      402      3,622
Income (loss) from
  continuing operations
  before extraordinary
  item and cumulative
  effect of change in
  accounting principle
  per share of common stock
    Basic                      (.14)      1.21      .64       5.26
    Diluted                    (.14)      1.20      .64       5.20
Net income (loss) per
  share of common stock
    Basic                      (.18)      1.23      .59       5.38
    Diluted                    (.18)      1.22      .59       5.33
------------------------------------------------------------------


Included in the pro forma income (loss) numbers for the three and nine months ended September 30, 2002, are restructuring charges of $335 million before-tax ($200 million after-tax).

During the nine months ended September 30, 2001, both Phillips and Conoco entered into other significant transactions that are not reflected in the companies' historical income statements for the full three- and nine-month periods ended September 30, 2001. The unaudited pro forma results have been prepared as if the Phillips' September 14, 2001, acquisition of Tosco Corporation (Tosco) (see Note 3--Acquisition of Tosco Corporation) and Conoco's July 16, 2001, $4.6 billion acquisition of Gulf Canada Resources Limited occurred on January 1, 2001. Gulf Canada Resources Limited was a Canadian-based independent exploration and production company with primary operations in Western Canada, Indonesia, the Netherlands and Ecuador. In addition to the 2001 transactions mentioned above, in the second quarter of 2002,

Conoco committed to a plan to sell its exploration and production assets in the Netherlands. Accordingly, those assets and results are reflected as discontinued operations. In addition, the pro forma amounts incorporate certain other adjustments including:

  o Recognition of depreciation and amortization based on the preliminary allocated purchase price of the properties, plants and equipment acquired;

  o Adjustment of interest for the amortization of the fair-value adjustment to debt;

  o Cessation of the amortization of deferred gains not recognizable in the purchase price allocation;

  o Accretion of discount on environmental accruals recorded at net present value; and

  o Various other adjustments to conform Conoco's accounting policies to ConocoPhillips'.

Although the unaudited pro forma information contains adjustments to classify as discontinued operations the assets required to be disposed of by order of the FTC (see Note 4--Discontinued Operations), it does not reflect any anticipated synergies that might be achieved from combining the operations. The pro forma information is not intended to reflect the actual results that would have occurred had the companies been combined during the periods presented. This pro forma information is not intended to be indicative of the results of operations that may be achieved by ConocoPhillips in the future.

The pro forma adjustments use estimates and assumptions based on currently available information. Management believes that the estimates and assumptions are reasonable, and that the significant effects of the transactions are properly reflected. However, actual results may materially differ from this pro forma financial information.

For more information, see the company's Current Report on Form 8-K/A filed on October 1, 2002.

Note 3--Acquisition of Tosco Corporation

On September 14, 2001, Phillips closed on the $7 billion acquisition of Tosco. This transaction was accounted for using the purchase method of accounting.

During the third quarter of 2002, the company concluded:

  o  The outside appraisal of the long-lived assets;

  o The determination of the fair value of all other Tosco assets and liabilities;

  o The tax basis calculation of Tosco's assets and liabilities and the related deferred tax liabilities; and

  o The allocation of Tosco goodwill to reporting units within the Refining and Marketing (R&M) operating segment.

The Tosco merger agreement required that outstanding Tosco Long-Term Incentive Plan performance units be converted into equivalent Phillips (now ConocoPhillips) performance units and that the program continue over the remaining terms of the units. At September 30, 2002, there were 2.4 million units outstanding, held by six former senior executives of Tosco, none of whom were ConocoPhillips employees. Cash payouts occur on the anniversary dates of the grants if ConocoPhillips' 15-day rolling average stock price during any 15-day period of the preceding 365 days exceeds a stipulated strike price. The units were considered to be derivative financial instruments tied to ConocoPhillips' stock price and were marked-to-market each reporting period. The resulting gains or losses from these mark-to-market adjustments were reported in other income in the consolidated statement of operations and discussed as part of Corporate and Other in Management's Discussion and Analysis. Phillips estimated the fair value of these units to be $70 million at both September 14, 2001, and March 31, 2002, when this amount was recorded in other liabilities and deferred credits in the consolidated balance sheet, with an offsetting increase in goodwill. At September 30, 2002, the estimated fair value of these units had decreased to $31 million, which resulted in an increase in other income of $20 million and $39 million during the three- and nine-month periods ended September 30, 2002, respectively. In October 2002, the company and the former Tosco executives negotiated and agreed to a complete cancellation of the performance units in exchange for a cash payment to the former executives, which will result in ConocoPhillips' recording a final gain in the fourth quarter of 2002.

During the first nine months of 2002, other adjustments to the purchase price allocation were made, which increased goodwill by $356 million. The more significant adjustments to goodwill were a $247 million reduction in the value of refinery air emission permits to reflect a more appropriate appraisal methodology, the previously mentioned $70 million for the Tosco Long-Term Incentive Plan, and a $69 million increase in deferred tax liabilities, resulting primarily from an updated analysis of the tax bases of Tosco's assets and liabilities. All other adjustments in the aggregate reduced goodwill by $30 million. In addition, tax benefits accruing to the company from the exercise of stock options by former Tosco employees reduced goodwill by $12 million during the first nine months of 2002, resulting in a net increase in goodwill associated with the Tosco acquisition of $344 million.

The following table summarizes, based on the final purchase price allocation described above, the fair values of the assets acquired and liabilities assumed as of September 14, 2001:

                                                         Millions
                                                       of Dollars
                                                       ----------

Cash and cash equivalents                                 $   103
Accounts and notes receivable                                 718
Inventories                                                 1,965
Prepaid expenses and other current assets                     154
Investments and long-term receivables                         150
Properties, plants and equipment
  (including $1,720 of land)                                7,681
Identifiable intangible assets                              1,003
Goodwill                                                    2,644
Deferred charges                                               11
-----------------------------------------------------------------
  Total assets                                            $14,429
=================================================================

Accounts payable                                          $ 1,917
Accrued income and other taxes                                350
Other accruals                                                206
Long-term debt                                              2,135
Accrued environmental costs                                   332
Deferred income taxes                                       1,824
Employee benefit obligations                                  177
Other liabilities and deferred credits                        408
Common stockholders' equity                                 7,080
-----------------------------------------------------------------
  Total liabilities and equity                            $14,429
=================================================================

Of the $1,003 million allocated to identifiable intangible assets, marketing trade names comprise $655 million, refinery air emission and operating permits total $315 million and other miscellaneous intangible assets amount to $33 million. In addition, of the $1,003 million of identifiable intangible assets, $992 million was allocated to intangible assets not subject to amortization, while $11 million was allocated to intangible assets with a weighted-average amortization period of seven years.

ConocoPhillips has finalized the required assignment of Tosco goodwill to specific reporting units, with $1,944 million assigned to the refining reporting unit and $700 million assigned to the marketing reporting unit. The goodwill was assigned to the reporting units that were deemed to have benefited from the synergies and strategic advantages of the merger. Based on the allocations of the Tosco goodwill and the valuation of all Phillips Refining and Marketing operations, the Tosco goodwill was not impaired at January 1, 2002. The company plans to update its goodwill impairment review of these reporting units during the fourth quarter of 2002.


Note 4--Discontinued Operations

As a condition to the merger of Conoco and Phillips, the FTC required that ConocoPhillips divest the following assets:

  o Phillips' Woods Cross business unit, which includes the Woods Cross, Utah, refinery and associated motor fuel marketing operations (both retail and wholesale) in Utah, Idaho, Wyoming, and Montana, as well as Phillips' 50 percent interests in two refined products terminals in Boise and Burley, Idaho;

  o Conoco's Commerce City, Colorado, refinery and related crude oil pipelines;

  o Phillips' Colorado motor fuel marketing operations (both retail and wholesale);

  o  Phillips' refined products terminal in Spokane, Washington;

  o Phillips' propane terminal assets at Jefferson City, Missouri, and East St. Louis, Illinois, which include the propane portions of these terminals and the customer relationships and contracts for the supply of propane therefrom;

  o Certain of Conoco's midstream natural gas gathering and processing assets in southeast New Mexico; and

  o Certain of Conoco's midstream natural gas gathering assets in West Texas.

Further, the FTC required that certain of these assets be held separately within ConocoPhillips, under the management of a trustee until sold.

In the second quarter of 2002, Conoco put its Netherlands exploration and production assets up for sale, as these assets did not fit into Conoco's long-range plans. These assets were sold in the fourth quarter of 2002.

Assets and liabilities of the above operations, along with their earnings and cash flows, are reflected in the financial statements as discontinued operations.

In connection with the anticipated sales, ConocoPhillips recorded an impairment of $113 million before-tax, $69 million after-tax, related to the Phillips assets. Because these operations are classified as discontinued operations, these impairment charges are not included in the property impairments line on the statement of operations, but are included on an after-tax basis in the discontinued operations line.


Note 5--Extraordinary Item

In the second quarter of 2002, Phillips incurred an extraordinary loss of $15 million (after reduction for an income tax benefit of $6 million) attributable to the call premium on early retirement of its $250 million 8.86% Notes due May 15, 2022, at
104.43 percent and the redemption of all of its outstanding 8.24% Junior Subordinated Deferrable Interest Debentures due 2036, which triggered the redemption of $300 million of 8.24% Trust Originated Preferred Securities of Phillips 66 Capital Trust I. Phillips funded these redemptions by issuing commercial paper at a substantially lower interest rate than the interest and dividend rates of the securities redeemed. See Note 12--Debt, and Note 13--Company-Obligated Mandatorily Redeemable Preferred Securities of Phillips 66 Capital Trusts for additional information about the early debt retirement and debenture redemption, respectively.

Note 6--Derivative Instruments

Derivative Instruments

The company and certain of its subsidiaries may use financial and commodity-based derivative contracts to manage exposures to fluctuations in foreign currency exchange rates, commodity prices, and interest rates, or to exploit market opportunities. With the completion of the merger of Phillips and Conoco on August 30, 2002, the derivatives policy adopted during the third quarter of 2001 is no longer in effect; however, the ConocoPhillips Board of Directors has approved an "Authority Limitations" document that prohibits the use of highly leveraged derivatives, requires all derivative instruments held or issued to be sufficiently liquid that comparable valuations are available, and authorizes the Chief Executive Officer to establish the maximum Value at Risk (VaR) limits for the company. Compliance with these limits is monitored daily. The function of the Risk Management Steering Committee was assumed by the Chief Financial Officer for risks resulting from foreign currency exchange rates and interest rates, and by the Executive Vice President of Commercial, a new position that reports to the Chief Executive Officer, for commodity price risk. ConocoPhillips' commercial organization manages the commodity flows and positions, commercial marketing, and related risks of the company's upstream and downstream businesses.

FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (Statement No. 133), requires companies to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value. Assets and liabilities resulting from derivative contracts open at September 30, 2002, were $389 million and $250 million, respectively, and appear as receivables or payables on the balance sheet.

The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it meets the qualifications for, and has been designated as, a hedge, and the type of hedge. At this time, ConocoPhillips does not use hedge accounting for commodity derivative contracts, but hedge accounting is used for the company's interest-rate derivatives, as noted below. All gains and losses, realized or unrealized, from derivative contracts not designated as hedges have been recognized in the statement of operations. Gains and losses from derivative contracts held for trading, whether realized or unrealized, have been reported net in other income.

Statement No. 133 also requires purchase and sales contracts for commodities that are readily convertible to cash (e.g., crude oil, natural gas, and gasoline) to be recorded on the balance sheet as derivatives unless the contracts are for quantities expected to be used or sold by the company over a reasonable period in the normal course of business (the normal purchases and normal sales exception), among other requirements, and the company has documented its intent to apply this exception. ConocoPhillips generally applies this exception to eligible purchase and sales contracts; however, the company may elect not to apply this exception (e.g., when another derivative instrument will be used to hedge the risk of the purchase or sale contract but hedge accounting will not be applied). When this occurs, both the purchase or sales contract and the derivative contract hedging the resulting risk will be recorded on the balance sheet at fair value in accordance with the preceding paragraphs.

Interest Rate Derivative Contracts--On August 30, 2002, the company obtained the following interest rate derivatives from its merger with Conoco:

                                                         Millions
                                                       of Dollars
                                               ------------------
                                                    Fair Value at
                                               September 30, 2002
                                               ------------------
Interest Rate Derivatives
Fixed-to-floating-rate hedges
  Notes due 2009                                             $ 52
  Notes due 2029                                               76
-----------------------------------------------------------------

Floating-to-fixed-rate swaps
  Maturing 2006                                              $(19)
  Maturing 2011                                               (14)
  Maturing in less than one year                               (4)
-----------------------------------------------------------------


The floating-to-fixed-rate swaps maturing in 2011 and all of the fixed-to-floating-rate hedges were liquidated in October 2002. A portion of the floating-to-fixed-rate swaps maturing in less than one year settled in October. The remaining floating-to-fixed-rate swaps maturing in less than one year and the swap maturing in 2006 were re-designated as cash flow hedges. In accordance with the hedge accounting provisions of Statement No. 133, any realized gains or losses will be reflected in future periods as an adjustment to interest expense over the terms of the hedged debt instruments.

Prior to the merger, these interest rate swaps qualified for the short-cut method of hedge accounting; however, current generally accepted accounting principles usually prohibit continuing the short-cut method for hedges acquired in an acquisition. The ineffectiveness of the hedge recognized in income for the period from August 30 to September 30, 2002, for the hedges that have not been liquidated or settled was not material. No portion of the gain or loss from the swaps designated as interest rate hedges has been excluded from the assessment of hedge effectiveness. The company expects the amount of net unrealized losses in accumulated other comprehensive loss at September 30, 2002, that will be reclassified to earnings during the next
12 months to be immaterial. ConocoPhillips reports gains, losses, and ineffectiveness from interest rate derivatives on the statement of operations in interest and debt expense.

Currency Exchange Rate Derivative Contracts--During the third quarter of 2001, Phillips used hedge accounting to record the results of using a forward exchange contract to hedge the exposure to fluctuations in the exchange rate between the U.S. dollar and Brazilian real, resulting from a firm commitment to pay reals to acquire an exploratory lease. The hedge was closed in August 2001, upon payment of the lease bonus. Results from the hedge appear in accumulated other comprehensive loss on the balance sheet and will be reclassified into earnings concurrent with the amortization or write-down of the lease bonus, but no portion of this amount is expected to be reclassified during 2003. No component of the hedge results was excluded from the assessment of hedge effectiveness, and no gain or loss was recorded in earnings from hedge ineffectiveness.

After merging with Conoco, the company has foreign currency exchange rate risk resulting from operations in over 40 countries around the world. ConocoPhillips does not comprehensively hedge the exposure to currency rate changes, although the company may choose to selectively hedge exposures to foreign currency rate risk. Examples include firm commitments for capital projects, certain local currency tax payments and dividends, and cash returns from net investments in foreign affiliates to be remitted within the coming year. Hedge accounting is not currently being used for any of the company's foreign currency derivatives.

Commodity Derivative Contracts--ConocoPhillips uses energy-related futures, forwards, swaps and options in various markets:

  o To balance physical systems--In addition to being able to settle exchange traded futures contracts in cash prior to contract expiry, they also can be settled by physical delivery of the commodity. These barrels can provide another source of supply to meet the company's refinery requirements or marketing demand;

  o To meet customer needs--Consistent with ConocoPhillips' policy to generally remain exposed to market prices, the company uses swap contracts to convert fixed-price sales contracts (often requested by natural gas and refined products consumers) to a floating-market basis; and

  o To manage the company's price exposure on anticipated crude oil, natural gas, refined product and electric power transactions.

ConocoPhillips' policy is generally to be exposed to market pricing for commodity purchases and sales. From time to time, management may use derivatives to establish longer-term positions to change the price risk of the company's equity crude oil and natural gas production, as well as refinery margins.

ConocoPhillips does a limited amount of trading unrelated to the company's underlying physical business. For the nine-month periods ended September 30, 2002, and 2001, the net recognized gains and losses from this activity were not material to the company's cash flows or statement of operations.

The fair values of the futures contracts are based on quoted market prices obtained from the New York Mercantile Exchange or the International Petroleum Exchange of London. The fair values of swaps and other over-the-counter instruments are estimated based on quoted market prices of comparable contracts and approximate the gain or loss that would have been realized if the contracts had been closed out at the end of the reporting period.


Note 7--Inventories

Inventories consisted of the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                2002         2001
                                        -------------------------

Crude oil and petroleum products              $3,771        2,225
Canadian Syncrude (from mining
  operations)                                      3            -
Merchandise                                      158          144
Materials, supplies and other                    431          231
-----------------------------------------------------------------
                                              $4,363        2,600
=================================================================

Included were inventories valued on a last-in, first-out (LIFO) basis totaling $3,637 million and $2,194 million at September 30, 2002, and December 31, 2001, respectively. The excess of current replacement cost over LIFO cost of inventories amounted to $957 million and $2 million at September 30, 2002, and December 31, 2001, respectively.


Note 8--Properties, Plants and Equipment

Properties, plants and equipment included the following:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                2002         2001
                                        -------------------------

Properties, plants and equipment
  (at cost)                                  $54,188       35,273
Less accumulated depreciation, depletion
  and amortization                            10,810       11,557
-----------------------------------------------------------------
                                             $43,378       23,716
=================================================================


Note 9--Impairments

In connection with the anticipated sale of certain assets as mandated by the FTC, ConocoPhillips recorded an impairment of $113 million before-tax, $69 million after-tax, related to the Phillips assets. Because these operations are classified as discontinued operations, these impairment charges are not included in the property impairments line on the statement of operations, but are included on an after-tax basis in the discontinued operations line.

Exploration expenses in the first nine months of 2002 included $77 million for the impairment of a substantial portion of the company's investment in deepwater block 34, offshore Angola. Initial results released in early May 2002 indicated that the first exploratory well drilled in block 34 was a dry hole, resulting in Phillips' re-assessment of the fair value of the remainder of the block.


Note 10--Goodwill and Other Intangible Assets

Phillips adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Almost all of ConocoPhillips' recorded goodwill and other intangible assets resulted from Phillips' merger with Conoco in August 2002 and the acquisition of Tosco in September 2001. The Tosco transaction was subject to the special transitional effective dates of Statement No. 142. See Note 2--Merger of Conoco and Phillips for additional information about the ConocoPhillips merger and Note 3--Acquisition of Tosco Corporation for additional information about the Tosco acquisition.

Other than the goodwill related to the merger of Conoco and Phillips and the Tosco acquisition, the company had $16 million of recorded goodwill, which related to the acquisition of Petroz NL in early 2001, of which $1 million was amortized to expense during 2001. Under Statement No. 142, the Petroz goodwill amortization ceased on January 1, 2002. In accordance with the transition provisions of Statement No. 142, the company has conducted initial impairment tests of the Petroz goodwill, which proved not to be impaired. See Note 3--Acquisition of Tosco Corporation for the status of the impairment review of the Tosco goodwill as of January 1, 2002.

Other than assets related to Tosco and Conoco, the company has no recorded intangible assets with indefinite useful lives. Adoption of Statement No. 142 did not result in any adjustments of estimated useful lives for other intangible assets that are being amortized, the aggregate value of which is immaterial.


Note 11--Restructuring

As a result of the merger of Conoco and Phillips, the company implemented a restructuring program in September 2002 to capture the synergies of combining Phillips and Conoco by eliminating redundancies, consolidating assets, and sharing common services and functions across regions.

The restructuring program that was implemented in September 2002 is expected to be completed by the end of February 2004 and to date, approximately 2,400 positions worldwide, most of which are in the United States, have been identified for elimination. Associated with implementation of this restructuring program, ConocoPhillips accrued $608 million for merger-related restructuring and work force reduction liabilities in the third quarter of 2002. These liabilities primarily represent anticipated termination payments and related employee benefits associated with the reduction in positions. These liabilities include $273 million related to Conoco, which is reflected in the purchase price allocation, and $335 million related to Phillips that was charged to selling, general and administrative, and production and operating expenses in September 2002. Payments will be made to Conoco and Phillips employees under each company's respective severance plan.

Note 12--Debt

At September 30, 2002, ConocoPhillips, through its Conoco and Phillips subsidiaries, had four bank credit facilities in place totaling $5.5 billion, available for use either as support for the issuance of commercial paper or as direct bank borrowings. The Phillips facilities included a $1.5 billion revolving credit facility expiring in October 2006, and a $1.5 billion 364-day revolving credit facility that expired on October 15, 2002, and the Conoco facilities included a $650 million revolving credit facility expiring in May 2004, and a $1.85 billion 364-day revolving credit facility, expiring on May 1, 2003.

At September 30, 2002, the company had no debt outstanding under these credit facilities, but had $3,331 million in commercial paper outstanding, which is supported 100 percent by the credit facilities. This amount approximates fair value.

In addition to the credit facilities discussed above, ConocoPhillips' Norwegian subsidiary had no borrowings outstanding under its two $300 million revolving credit facilities that expire in June 2004.

Conoco debt assumed in the merger (see Note 2--Merger of Conoco and Phillips for more information) had the following balances at September 30, 2002.

                                                         Millions
                                                       of Dollars
                                                       ----------

5.90% senior unsecured notes due 2004                     $ 1,350
6.35% senior unsecured notes due 2009                         750
6.95% senior unsecured notes due 2029                       1,900
6.50% senior unsecured notes due 2008                           7
5.75% senior unsecured notes due 2026                          16
7.443% senior unsecured notes due 2004                        171
7.68% senior unsecured notes due 2012                          65
6.35% senior unsecured notes due 2011                       1,750
5.45% senior unsecured notes due 2006                       1,250
7.25% senior unsecured notes due 2031                         500
Floating rate notes due 2002                                  500
Floating rate notes due 2003                                  500
Commercial paper                                            1,725
Capitalized lease obligations                                  23
Industrial development bonds                                   85
Other                                                         106
Unamortized debt discount and premium (fair
  value adjustment)                                           662
-----------------------------------------------------------------
Total borrowings and capital lease obligations             11,360
Notes payable and long-term debt due within one year       (2,290)
-----------------------------------------------------------------
Long-term debt                                            $ 9,070
=================================================================
Includes the change in value of fair value hedges from August 30, 2002, to September 30, 2002.

Maturities on the Conoco debt assumed for the remainder of 2002 through 2006 are: $581 million (included in current liabilities), $1,743 million, $1,587 million, $48 million and $1,296 million, respectively.

The amortization of the fair-value adjustment will result in the above fixed-rate notes having a weighted average effective interest rate of 4.9 percent.

In addition to the debt above, in September 2002, ConocoPhillips assumed debt of $181 million as a result of acquiring the partner's interest in the SRW Cogeneration Limited Partnership.

On October 9, 2002, ConocoPhillips privately placed $2 billion of senior unsecured debt securities, consisting of $400 million 3.625% notes due 2007, $1 billion 4.75% notes due 2012, and $600 million 5.90% notes due 2032, in each case fully and unconditionally guaranteed by Conoco and Phillips. The
$1,980 million proceeds from the offering were used to reduce commercial paper, retire Conoco's $500 million floating rate notes due October 15, 2002, and for general corporate purposes.

Effective October 15, 2002, ConocoPhillips entered into two new revolving credit facilities and amended and restated a prior Phillips revolving credit facility to include ConocoPhillips as a borrower. These credit facilities support the company's
$4 billion commercial paper program. The company now has a $2 billion 364-day revolving credit facility expiring on October 14, 2003, and two revolving credit facilities totaling
$2 billion expiring in October 2006. Effective with the execution of the new facilities, the previously existing
$2.5 billion in Conoco facilities were terminated.

On November 1, 2002, ConocoPhillips sent notice to investors of the company's intent to redeem the $171 million Conoco 7.443% senior unsecured notes due 2004. A November 26, 2002, redemption date has been set.

On May 15, 2002, Phillips redeemed its $250 million 8.86% Notes due May 15, 2022, at 104.43 percent. An extraordinary loss of $13 million before-tax, $9 million after-tax, was incurred during the second quarter of 2002 as a result of this early debt retirement.

Note 13--Company-Obligated Mandatorily Redeemable Preferred
          Securities of Phillips 66 Capital Trusts

On May 31, 2002, Phillips redeemed all of its outstanding 8.24% Junior Subordinated Deferrable Interest Debentures due 2036 held by the Phillips 66 Capital Trust I. This triggered the redemption of $300 million of 8.24% Trust Originated Preferred Securities at par value, $25 per share. An extraordinary loss of $8 million before-tax, $6 million after-tax, was incurred during the second quarter of 2002 as a result of the redemption.


Note 14--Condensed Consolidating Financial Information

In connection with the mergers of Conoco and Phillips with wholly owned subsidiaries of ConocoPhillips, and to simplify the company's credit structure, the companies have established various cross guarantees. ConocoPhillips and Conoco have fully and unconditionally guaranteed the payment obligations of Phillips with respect to its publicly held debt securities. Similarly, ConocoPhillips and Phillips have fully and unconditionally guaranteed the payment obligations of Conoco and Conoco Funding Company (Conoco Funding), Conoco's wholly owned finance subsidiary, with respect to the publicly held debt securities of Conoco and the publicly held debt securities of Conoco Funding that are fully and unconditionally guaranteed by Conoco. All guarantees are joint and several. The following condensed consolidating financial statements present the results of operations, financial position and cash flows for:

  o ConocoPhillips, Phillips, Conoco and Conoco Funding (in each case, reflecting investments in its consolidated subsidiaries utilizing the equity method of accounting);

  o All other non-guarantor subsidiaries of Conoco and Phillips; and

  o  The consolidating adjustments necessary to present
     ConocoPhillips' results on a consolidated basis.

These condensed consolidating financial statements should be read in conjunction with the company's accompanying consolidated financial statements.


                                                             Millions of Dollars
                             ------------------------------------------------------------------------------------
                                                    Three Months Ended September 30, 2002
                             ------------------------------------------------------------------------------------
                                                                Conoco     All Other  Consolidating         Total
Statement of Operations      ConocoPhillips  Phillips  Conoco  Funding  Subsidiaries    Adjustments  Consolidated
                             --------------  --------  ------  -------  ------------  -------------  ------------
Revenues
Sales and other operating
  revenues                            $   -     3,255       -        -        12,264              -        15,519
Equity in earnings (losses)
  of affiliates                         (239)      312    (153)     (12)           92             89            89
Other income                              -        33      (1)       -            38              -            70
Intercompany revenues                     -       789      48       32           853         (1,722)            -
-----------------------------------------------------------------------------------------------------------------
Total Revenues                         (239)    4,389    (106)      20        13,247         (1,633)       15,678
-----------------------------------------------------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and
  products                                -     2,836       -        -         9,034         (1,651)       10,219
Production and operating
  expenses                                -       254       9        -         1,125             67         1,455
Selling, general and
  administrative expenses                 -       240       -        -           515              3           758
Exploration expenses                      -        16       -        -            69              -            85
Depreciation, depletion
  and amortization                        -       112       -        -           468              -           580
Property impairments                      -         -       -        -             8              -             8
Taxes other than income
  taxes                                   -       760       -        -         1,325              -         2,085
Accretion on discounted
  liabilities                             -         -       -        -             7              -             7
Interest and debt expense                 -       135      26       31            83           (141)          134
Foreign currency transaction
  gains                                   -         -       -        -            (6)             -            (6)
Preferred dividend
  requirements of capital
  trusts and minority
  interests                               -         -       -        -             9              -             9
-----------------------------------------------------------------------------------------------------------------
    Total Costs and Expenses              -     4,353      35       31        12,637         (1,722)       15,334
-----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes      (239)       36    (141)     (11)          610             89           344
Provision for income taxes                -       (62)      9      (11)          462              -           398
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations                           (239)       98    (150)       -           148             89           (54)
Income (loss) from operations
  of discontinued businesses              -       (64)      -        -             2              -           (62)
-----------------------------------------------------------------------------------------------------------------
Net Income (Loss)                     $(239)       34    (150)       -           150             89          (116)
=================================================================================================================



                                                             Millions of Dollars
                             ------------------------------------------------------------------------------------
                                                     Nine Months Ended September 30, 2002
                             ------------------------------------------------------------------------------------
                                                                Conoco     All Other  Consolidating         Total
Statement of Operations      ConocoPhillips  Phillips  Conoco  Funding  Subsidiaries    Adjustments  Consolidated
                             --------------  --------  ------  -------  ------------  -------------  ------------
Revenues
Sales and other operating
  revenues                            $   -     8,099       -        -        28,172              -        36,271
Equity in earnings (losses)
  of affiliates                        (239)      843    (153)     (12)          143           (444)          138
Other income                              -         -      (1)       -           105              -           104
Intercompany revenues                     -     1,637      48       32         1,990         (3,707)            -
-----------------------------------------------------------------------------------------------------------------
Total Revenues                         (239)   10,579    (106)      20        30,410         (4,151)       36,513
-----------------------------------------------------------------------------------------------------------------

Costs and Expenses
Purchased crude oil and
  products                                -     7,021       -        -        20,164         (3,479)       23,706
Production and operating
  expenses                                -       736       9        -         2,508             (8)        3,245
Selling, general and
  administrative expenses                 -       561       -        -         1,093             (3)        1,651
Exploration expenses                      -        53       -        -           262              -           315
Depreciation, depletion
  and amortization                        -       303       -        -         1,109              -         1,412
Property impairments                      -         -       -        -            26              -            26
Taxes other than income
  taxes                                   -     1,293       -        -         3,348              -         4,641
Accretion on discounted
  liabilities                             -        (1)      -        -            19              -            18
Interest and debt expense                 -       394      26       31           113           (217)          347
Foreign currency
  transaction gains                       -         -       -        -           (11)             -           (11)
Preferred dividend
  requirements of capital
  trusts and minority
  interests                               -         -       -        -            34              -            34
-----------------------------------------------------------------------------------------------------------------
    Total Costs and Expenses              -    10,360      35       31        28,665         (3,707)       35,384
-----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes      (239)      219    (141)     (11)        1,745           (444)        1,129
Provision for income taxes                -      (145)      9      (11)        1,064              -           917
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
  operations                           (239)      364    (150)       -           681           (444)          212
Income (loss) from operations
  of discontinued businesses              -       (66)      -        -             2              -           (64)
-----------------------------------------------------------------------------------------------------------------
Income (Loss) Before Extraordinary
  Item                                 (239)      298    (150)       -           683           (444)          148
Extraordinary item                        -       (15)      -        -             -              -           (15)
-----------------------------------------------------------------------------------------------------------------
Net Income (Loss)                     $(239)      283    (150)       -           683           (444)          133
=================================================================================================================



                                                             Millions of Dollars
                             ------------------------------------------------------------------------------------
                                                            At September 30, 2002
                             ------------------------------------------------------------------------------------
                                                                Conoco     All Other  Consolidating         Total
Balance Sheet                ConocoPhillips  Phillips  Conoco  Funding  Subsidiaries    Adjustments  Consolidated
                             --------------  --------  ------  -------  ------------  -------------  ------------
Assets
Cash and cash equivalents           $     -        27       1        -           489              -           517
Accounts and notes receivable            86     1,886     174      400        14,854        (13,265)        4,135
Inventories                               -       713       -        -         3,650              -         4,363
Prepaid expenses and other
  current assets                          1       109       -        -         1,098           (337)          871
Net assets of discontinued
  operations                              -        67       -        -           714              -           781
-----------------------------------------------------------------------------------------------------------------
    Total Current Assets                 87     2,802     175      400        20,805        (13,602)       10,667
Investments and long-term
  receivables                        30,070    31,404  24,674    6,691        13,980       (100,172)        6,647
Properties, plants and
  equipment (net)                         -     3,850       -        -        39,528              -        43,378
Goodwill                                  -         -       -        -        14,464              -        14,464
Intangibles                               -         6       -        -         1,801              -         1,807
Other assets                              -       102      77       24           318              -           521
-----------------------------------------------------------------------------------------------------------------
Total                               $30,157    38,164  24,926    7,115        90,896       (113,774)       77,484
=================================================================================================================

Liabilities and Stockholders'
  Equity
Accounts payable                    $   166     3,363       9      325        16,467        (14,014)        6,316
Notes payable and long-term
  debt due within one year                -       211   2,170        -           222              -         2,603
Accrued income and other taxes            -       265     (45)     (89)        2,439              -         2,570
Other accruals                            -       270     126       99         1,745              -         2,240
Net liabilities of discontinued
  operations and assets held
  for disposition                         -         -       -        -           227              -           227
-----------------------------------------------------------------------------------------------------------------
    Total Current Liabilities           166     4,109   2,260      335        21,100        (14,014)       13,956
Long-term debt                            -     7,038   4,775    3,490         2,547              -        17,850
Accrued dismantlement, removal
  and environmental costs                 -       254       -        -         1,411              -         1,665
Deferred income taxes                     -       368     (21)       1         7,912             (8)        8,252
Employee benefit obligations              -       968       -        -         1,851              -         2,819
Other liabilities and deferred
  credits                                 -    11,228   1,494    1,910        36,191        (48,873)        1,950
-----------------------------------------------------------------------------------------------------------------
Total Liabilities                       166    23,965   8,508    5,736        71,012        (62,895)       46,492
Trust Preferred Securities and
  other minority interests                -         -     (12)       -         1,013              -         1,001
Retained earnings                      (239)    7,480    (150)       -        10,169        (10,941)        6,319
Other stockholders' equity           30,230     6,719  16,580    1,379         8,702        (39,938)       23,672
-----------------------------------------------------------------------------------------------------------------
Total                               $30,157    38,164  24,926    7,115        90,896       (113,774)       77,484
=================================================================================================================



                                                             Millions of Dollars
                             ------------------------------------------------------------------------------------
                                                    Nine Months Ended September 30, 2002
                             ------------------------------------------------------------------------------------
                                                                Conoco     All Other  Consolidating         Total
Statement of Cash Flows      ConocoPhillips  Phillips  Conoco  Funding  Subsidiaries    Adjustments  Consolidated
                             --------------  --------  ------  -------  ------------  -------------  ------------
Net cash provided by
  continuing operations                 $ -     1,041     (12)       -         2,588           (623)        2,994
Net cash used in
  discontinued operations                 -       157       -        -          (165)             -            (8)
-----------------------------------------------------------------------------------------------------------------
Cash Provided by Operating
  Activities                              -     1,198     (12)       -         2,423           (623)        2,986
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing
  Activities
Acquisitions, net of cash
  acquired                                -       (20)      -        -         1,262              -         1,242
Capital expenditures and
  investments, including dry
  holes                                   -      (562)      -        -        (1,951)             -        (2,513)
Proceeds from asset
  dispositions and insurance              -        34       -        -            84              -           118
Long-term advances to
  Affiliates and other
  investments                             -      (193)      -        -        (1,709)         1,803           (99)
-----------------------------------------------------------------------------------------------------------------
Net cash used for investing
  activities in continuing
  operations                              -      (741)      -        -        (2,314)         1,803        (1,252)
Net cash used for investing
  activities in discontinued
  operations                              -        (5)      -        -            (6)             -           (11)
-----------------------------------------------------------------------------------------------------------------
Net Cash Used for Investing
  Activities                              -      (746)      -        -        (2,320)         1,803       (1,263)
-----------------------------------------------------------------------------------------------------------------

Cash Flows From Financing
  Activities
Issuance of debt                          -       525     843        -             -           (843)          525
Repayment of debt                         -      (588)   (711)       -           271              -        (1,028)
Issuance of company common
  stock                                   -        37       -        -             -              -            37
Redemption of preferred stock
  of subsidiaries                         -         -       -        -          (300)             -          (300)
Dividends paid on common
  stock                                   -      (413)      -        -           337           (337)         (413)
Other                                     -        (6)   (119)       -           (44)             -          (169)
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided by
 (Used for) Financing
 Activities                               -      (445)     13        -           264         (1,180)       (1,348)
-----------------------------------------------------------------------------------------------------------------

Net Change in Cash and Cash
  Equivalents                             -         7       1        -           367              -           375
Cash and cash equivalents at
  beginning of period                     -        20       -        -           122              -           142
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at
  End of Period                         $ -        27       1        -           489              -           517
=================================================================================================================


Note 15--Non-Mineral Operating Leases

The merger of Conoco and Phillips materially increased future minimum rental payments due under non-cancelable operating leases. ConocoPhillips' pro forma future minimum rental payments at December 31, 2001, would have been approximately $3.7 billion, net of future minimum sublease income of approximately
$650 million. This amount excludes guaranteed residual values of approximately $1.9 billion, which would be reduced by the fair value of the leased assets returned. ConocoPhillips' pro forma capital lease obligations at December 31, 2001, would have been approximately $120 million.


Note 16--Contingencies

The company is subject to various lawsuits and claims including but not limited to: actions challenging oil and gas royalty and severance tax payments; actions related to gas measurement and valuation methods; actions related to joint interest billings to operating agreement partners; and claims for damages resulting from leaking underground storage tanks, with related toxic tort claims.

In the case of all known contingencies, the company accrues an undiscounted liability when the loss is probable and the amount is reasonably estimable. These liabilities are not reduced for potential insurance recoveries. If applicable, undiscounted receivables are accrued for probable insurance or other third-party recoveries. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.

As facts concerning contingencies become known to the company, the company reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the unknown magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of the company's liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

Environmental--The company is subject to federal, state and local environmental laws and regulations. These may result in obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites.
When the company prepares its financial statements, accruals for environmental liabilities are recorded based on Management's best estimate using all information that is available at the time. Loss estimates are measured and liabilities are based on currently available facts, existing technology, and presently enacted laws and regulations, taking into consideration the likely effects of inflation and other societal and economic factors. Also considered when measuring environmental liabilities are the company's prior experience in remediation of contaminated sites, other companies' cleanup experience and data released by the U.S. Environmental Protection Agency (EPA) or other organizations. Unasserted claims are reflected in ConocoPhillips' determination of environmental liabilities and are accrued in the period that they are both probable and reasonably estimable.

Although liability of those potentially responsible for environmental remediation costs is generally joint and several for federal sites and frequently so for state sites, the company is usually only one of many companies cited at a particular site. Due to the joint and several liabilities, the company could be responsible for all of the cleanup costs related to any site at which it has been designated as a potentially responsible party. If ConocoPhillips were solely responsible, the costs, in some cases, could be material to its, or one of its segments', operations, capital resources or liquidity. However, settlements and costs incurred in matters that previously have been resolved have not been materially significant to the company's results of operations or financial condition. The company has been successful to date in sharing cleanup costs with other financially sound companies. Many of the sites at which the company is potentially responsible are still under investigation by the EPA or the state agencies concerned. Prior to actual cleanup, those potentially responsible normally assess the site conditions, apportion responsibility and determine the appropriate remediation. In some instances, ConocoPhillips may have no liability or attain a settlement of liability. Where it appears that other potentially responsible parties may be financially unable to bear their proportional share, this inability has been considered in estimating the company's potential liability and accruals have been adjusted accordingly.

Upon Phillips' acquisition of Tosco on September 14, 2001, the assumed environmental obligations of Tosco, some of which are mitigated by indemnification agreements, became contingencies reportable on a consolidated basis by Phillips. Beginning with the acquisition of the Bayway refinery in 1993, but excluding the Alliance refinery acquisition, Tosco negotiated, as part of its acquisitions, environmental indemnification from the former owners for remediating contamination that occurred prior to the respective acquisition dates. Some of the environmental indemnifications are subject to caps and time limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners under these indemnifications.

As part of Tosco's acquisition of Unocal's West Coast petroleum refining, marketing, and related supply and transportation assets in March 1997, Tosco agreed to pay the first $7 million per year of any environmental remediation liabilities at the acquired sites arising out of, or relating to, the period prior to the transaction's closing, plus 40 percent of any amount in excess of $7 million per year, with Unocal paying the remaining 60 percent per year. The indemnification agreement with Unocal has a 25-year term from inception, and, at September 30, 2002, had a maximum cap of $134 million for environmental remediation costs that ConocoPhillips has to fund during the remainder of the agreement period. This maximum has been adjusted for amounts paid through September 30, 2002.

The company is currently participating in environmental assessments and cleanups at federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, the company makes accruals on an undiscounted basis (except, if assumed in a purchase business combination, such costs are recorded on a discounted basis) for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. At September 30, 2002, ConocoPhillips' balance sheet included a total environmental accrual of $826 million, compared with $539 million at December 31, 2001. The majority of these expenditures are expected to be incurred within the next 30 years. These accruals have not been reduced for possible insurance recoveries. In the future, the company may be involved in additional environmental assessments, cleanups and proceedings.

At September 30, 2002, the Conoco environmental liabilities that were assumed as a result of the merger totaled $263 million and were discounted at 5 percent. The accrual for Conoco's estimated environmental liabilities was reflected on the balance sheet as part of the purchase price allocation, and thus is subject to adjustment as additional facts become known.

Other Legal Proceedings--ConocoPhillips is a party to a number of other legal proceedings pending in various courts or agencies for which, in some instances, no provision has been made.

Other Contingencies--ConocoPhillips has contingent liabilities resulting from throughput agreements with pipeline and processing companies in which it holds stock interests. Under these agreements, ConocoPhillips may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized by ConocoPhillips.

ConocoPhillips has various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business. Such commitments are not at prices in excess of current market. Additionally, the company has obligations under international contracts to purchase natural gas over periods of up to 17 years. Due to weakening market prices since year-end, these long-term purchase obligations are at prices in excess of September 30, 2002, quoted market prices. No material annual gain or loss is expected from these long-term commitments.


Note 17--Comprehensive Income (Loss)

ConocoPhillips' comprehensive income (loss) was as follows:

                                     Millions of Dollars
                            -------------------------------------
                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                             2002         2001    2002       2001
                            ------------------  -----------------

Net income (loss)           $(116)         364     133      1,499
After-tax changes in:
  Minimum pension liability
    adjustment               (119)           -    (119)         -
  Foreign currency
    translation adjustments   (73)          21     (23)        (6)
  Unrealized losses
    on derivatives             (5)          (4)     (5)        (4)
  Unrealized losses
    on securities              (1)          (2)     (3)        (3)
  Equity affiliates:
    Foreign currency
      translation              10            3      22          -
    Derivatives related       (10)           3     (34)         6
-----------------------------------------------------------------
                            $(314)         385     (29)     1,492
=================================================================

Accumulated other comprehensive loss in the equity section of the balance sheet included:

                                           Millions of Dollars
                                        -------------------------
                                        September 30  December 31
                                                2002         2001
                                        -------------------------

Minimum pension liability adjustment           $(262)        (143)
Foreign currency translation adjustments        (107)         (84)
Unrealized losses on derivatives                  (9)           -
Unrealized gain on securities                      1            4
Deferred net hedging loss                          -           (4)
Equity affiliates:
  Foreign currency translation                   (17)         (39)
  Derivatives related                            (23)          11
-----------------------------------------------------------------
                                               $(417)        (255)
=================================================================


Note 18--Supplemental Cash Flow Information

Non-cash investing and financing activities for the nine-month periods ended September 30 were as follows:

                                              Millions of Dollars
                                              -------------------
                                                 2002        2001
                                              -------------------
Non-Cash Investing and Financing Activities
Acquisition of Conoco by issuance of stock    $15,974           -
Acquisition of Tosco by issuance of stock           -       7,049
Investment in properties, plants and
  equipment of businesses through the
  assumption of non-cash liabilities              181         124
-----------------------------------------------------------------


Note 19--Sales of Receivables

On August 30, 2002, Conoco and Phillips completed their merger forming ConocoPhillips, and consequently ConocoPhillips assumed Conoco's agreement with a bank-sponsored entity for the revolving sale of senior, undivided interests in a pool of up to $400 million of credit card and trade receivables and Phillips' two agreements with bank-sponsored entities for the revolving sale of senior, undivided interests in a pool of up to $1.2 billion of credit card and trade receivables.
ConocoPhillips retains interests in the pool of receivables, which are subordinate to the interests sold to the bank-sponsored entities. ConocoPhillips also retains the servicing responsibility for the sold receivables. At September 30, 2002, and December 31, 2001, respectively, ConocoPhillips' retained interests amounted to approximately $1 billion and $450 million, reported on the balance sheet in accounts and notes receivable.

Total cash flows received from and paid to the bank-sponsored entities in the first nine months of 2002 and 2001 were as follows:

                                              Millions of Dollars
                                              -------------------
                                                  2002       2001
                                              -------------------

Receivables sold at beginning of year         $    940        500
Conoco receivables sold at August 30, 2002         400          -
Tosco receivables sold at September 14, 2001         -        613
New receivables sold                            15,328      5,472
Cash collections remitted                      (15,468)    (5,445)
-----------------------------------------------------------------
Receivables sold at September 30              $  1,200      1,140
=================================================================
Discounts and other fees paid on
  revolving balances                          $     14         17
-----------------------------------------------------------------


Note 20--Related Party Transactions

ConocoPhillips' third-quarter and nine-month related party transactions include one month of Conoco and its affiliated companies' transactions. Significant transactions with related parties were:

                                    Millions of Dollars
                          ---------------------------------------
                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ---------------------------------------
                          2002          2001     2002        2001
                          ---------------------------------------

Operating revenues (a)    $343           195      693         762
Purchases (b)              336           219      690         828
Operating expenses (c)      43            43       96         203
Selling, general and
  administrative
  expenses (d)              66            22      170          54
Net interest (income)
  expense                   (1)            2        3           6
-----------------------------------------------------------------

(a) ConocoPhillips' Exploration and Production (E&P) segment sells natural gas to Duke Energy Field Services, LLC (DEFS) and crude oil to the Malaysian Refining Company Sdn. Bhd (Melaka), among others, for processing and marketing. Natural gas liquids, solvents and petrochemical feedstocks are sold to Chevron Phillips Chemical Company LLC (CPChem) and refined products are sold to CFJ Properties and GKG Mineraloelhandel GMbH & Co. KG. Also, the company charges several of its affiliates including CPChem; Merey Sweeny, L.P. (MSLP); Hamaca Holding LLC; and Venture Coke Company for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b) ConocoPhillips purchases natural gas and natural gas liquids from DEFS and CPChem for use in its refinery processes and other feedstocks from various affiliates.
     ConocoPhillips purchases crude oil from Petrozuata C.A. and refined products from Melaka and Ceska rafinerska, a.s.
     located in the Czech Republic.

(c) ConocoPhillips pays processing fees to various affiliates, the most significant being MSLP. Additionally, ConocoPhillips pays contract drilling fees to two deepwater drillship affiliates.

(d) ConocoPhillips pays fees to its pipeline equity companies for transporting finished refined products and pays commissions to the receivable monetization companies (see
     Note 19--Sales of Receivables for more information). These expenses are reduced by fees charged for corporate services provided to DEFS and CPChem under ongong service agreements.

Elimination of the company's equity percentage share of profit or loss on the above transactions was not material.


Note 21--Segment Disclosures and Related Information

With the merger of Conoco and Phillips, ConocoPhillips' operating segments were realigned in the third quarter of 2002. Although similar to the segments reported by Phillips in its 2001
Form 10-K, the following changes were made:

  o The natural gas liquids fractionation and marketing business was transferred from the Refining and Marketing segment to the Midstream segment.

  o The fuels technology business was transferred from the Refining and Marketing segment to the newly created Emerging
     Businesses segment.

  o Businesses classified as discontinued operations are included in Corporate and Other.

Amounts reported for 2001 have been reclassified to reflect these changes.

The merger between Conoco and Phillips materially increased the reported total assets in all segments. At December 31, 2001, Conoco had proved worldwide oil and gas reserves of 3.3 billion barrels of oil equivalent; had five wholly owned refineries (one of which is held for sale), and four partially owned refineries; and had a marketing network of approximately 7,900 retail outlets in the United States, Europe and Asia Pacific. Because there was only one month's income from the Conoco businesses, the merger's impact on the statement of operations was less significant, but is expected to increase markedly in the fourth quarter of 2002.

ConocoPhillips has organized its reporting structure based on the grouping of similar products and services, resulting in five operating segments:

(1) E&P--This segment explores for and produces crude oil, natural gas, natural gas liquids, and Syncrude on a worldwide basis. At September 30, 2002, E&P was producing in the United States; the Norwegian and U.K. sectors of the North Sea; Canada; Nigeria; Venezuela; the Timor Sea; offshore Australia and China; Indonesia; the United Arab Emirates; Vietnam; Russia; and Ecuador. Activities in the Netherlands are classified as discontinued operations and reported in Corporate and Other. The E&P segment's U.S. and international operations are disclosed separately for reporting purposes.

(2) Midstream (formerly Gas Gathering, Processing and Marketing)--Through both consolidated and equity interests, this segment gathers and processes natural gas produced by ConocoPhillips and others, primarily in the United States and Canada. The Midstream segment also fractionates and markets natural gas liquids, also principally in the United States and Canada. The Midstream segment includes ConocoPhillips' 30.3 percent equity investment in DEFS.

(3) R&M--This segment refines, markets and transports crude oil and petroleum products, mostly in the United States, Europe and Asia. At September 30, 2002, ConocoPhillips owned
     12 refineries in the United States (excluding two refineries treated as discontinued operations and reported in Corporate and Other); one in the United Kingdom; one in Ireland; and had equity interests in one refinery in Germany, two in the Czech Republic, and one in Malaysia. The R&M segment's U.S. and international operations are disclosed separately for reporting purposes.

(4) Chemicals--This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The
     Chemicals segment consists primarily of ConocoPhillips'
     50 percent equity investment in CPChem.

(5) Emerging Businesses--This segment includes the development of new businesses beyond the company's traditional operations. Emerging Businesses includes:

     o  Carbon fibers;
     o  Natural-gas-to-liquids technology;
     o  Fuels technology; and
     o  Power generation.

Corporate and Other includes general corporate overhead; all interest income and expense; preferred dividend requirements of capital trusts; discontinued operations; restructuring charges and goodwill resulting from the merger of Conoco and Phillips; certain eliminations; and various other corporate activities, such as captive insurance subsidiaries and tax items not directly attributable to the operating segments. Corporate assets include all cash and cash equivalents.

The company evaluates performance and allocates resources based on, among other items, net income. Intersegment sales are recorded at prices that approximate market value.

Analysis of Results by Operating Segment

                                         Millions of Dollars
                                   ------------------------------
                                     Three Months     Nine Months
                                        Ended            Ended
                                     September 30    September 30
                                   ------------------------------
                                      2002   2001    2002    2001
                                   ------------------------------
Sales and Other Operating Revenues
E&P
  United States                    $ 1,687  1,346   4,047   4,794
  International                      1,133    495   2,100   1,757
  Intersegment eliminations-U.S.      (356)  (113)   (886)   (353)
  Intersegment eliminations-
    international                     (105)     -    (105)      -
-----------------------------------------------------------------
      E&P Outside Sales              2,359  1,728   5,156   6,198
-----------------------------------------------------------------
Midstream
  Total sales                          417    171     772     624
  Intersegment eliminations            (74)     -    (230)      -
-----------------------------------------------------------------
      Midstream Outside Sales          343    171     542     624
-----------------------------------------------------------------
R&M
  United States                     11,749  4,037  29,490   9,482
  International                      1,215     84   1,223      84
  Intersegment eliminations-U.S.       (34)    (1)    (38)     (4)
  Intersegment eliminations-
    international                     (118)     -    (118)      -
-----------------------------------------------------------------
      R&M Outside Sales             12,812  4,120  30,557   9,562
-----------------------------------------------------------------
Chemicals Outside Sales                  3      -       9       -
Emerging Businesses Outside Sales        1      2       4       5
Corporate and Other Outside Sales        1      -       3       1
-----------------------------------------------------------------
Consolidated Outside Sales         $15,519  6,021  36,271  16,390
=================================================================

Net Income (Loss)
E&P
  United States                    $   311    305     752   1,162
  International                        149     66     189     293
-----------------------------------------------------------------
    Total E&P                          460    371     941   1,455
-----------------------------------------------------------------
Midstream                               11     30      35     101
-----------------------------------------------------------------
R&M
  United States                         65     88      83     352
  International                         12      1      12       1
-----------------------------------------------------------------
    Total R&M                           77     89      95     353
-----------------------------------------------------------------
Chemicals                                3    (36)     (1)    (75)
Emerging Businesses                   (262)    (2)   (270)     (9)
Corporate and Other                   (405)   (88)   (667)   (326)
-----------------------------------------------------------------
Consolidated Net Income (Loss)     $  (116)   364     133   1,499
=================================================================

                                          Millions of Dollars
                                      ---------------------------
                                      September 30    December 31
                                              2002           2001
                                      ---------------------------
Total Assets
E&P
  United States                            $15,732          9,506
  International                             17,031          5,290
-----------------------------------------------------------------
    Total E&P                               32,763         14,796
-----------------------------------------------------------------
Midstream                                    1,958            198
-----------------------------------------------------------------
R&M
  United States                             22,383         16,820
  International                              3,467            183
-----------------------------------------------------------------
    Total R&M                               25,850         17,003
-----------------------------------------------------------------
Chemicals                                    2,061          1,934
Emerging Businesses                            677              9
Corporate and Other                         14,175*         1,277
-----------------------------------------------------------------
Consolidated Total Assets                  $77,484         35,217
=================================================================
*Includes $11.8 billion of goodwill not yet allocated to reporting units.


Note 22--Income Taxes

The company's effective tax rates for the third quarter and first nine months of 2002 were 116 percent and 81 percent, respectively, and 48 percent and 50 percent for each of the same periods in the prior year. The effective tax rate in excess of the domestic federal statutory rate of 35 percent is primarily due to foreign taxes in excess of the domestic federal statutory rate. In addition, the 2002 periods were impacted by a write-off of purchased in-process research and development costs without a corresponding tax benefit.


Note 23--New Accounting Standards

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 is required to be adopted by the company no later than January 1, 2003, and will require major changes in the accounting for asset retirement obligations, such as required decommissioning of oil and gas production platforms, facilities and pipelines. Statement
No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period when it is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related property, plant and equipment. Over time, the liability is accreted for the change in its present value each period, and the initial capitalized cost is depreciated over the useful life of the related asset. Upon adoption of Statement No. 143, the company will adjust its recorded asset retirement obligations to the new requirements using a cumulative-effect approach. All transition amounts are to be measured using the company's current information, assumptions, and credit-adjusted, risk-free interest rates.

While the original discount rates used to establish an asset retirement obligation will not change in the future, changes in cost estimates or the timing of expenditures will result in immediate adjustments to the recorded liability, with an offsetting adjustment to properties, plants and equipment. The company is currently assessing and quantifying the potential impact of adopting Statement No. 143. The preliminary cumulative after-tax effect of adoption is currently expected to be a gain with substantial increases in both recorded asset retirement obligation liabilities and properties, plants and equipment. The majority of the liability increase is expected to be attributable to Conoco assets. Following prevalent oil and gas industry practice for acquisitions, ConocoPhillips did not record an initial liability for the estimated cost of removing Conoco's properties, plants and equipment at the end of their useful lives. Instead, estimated removal costs would be accrued on a unit-of-production basis as an additional component of depreciation, building the removal cost liability over the remaining useful lives of the properties plants and equipment. However, upon adoption of Statement No. 143, these asset retirement obligations will be required to be recorded, significantly increasing asset retirement liabilities on the balance sheet with an offsetting increase to properties, plants and equipment.

-----------------------------------------------------------------
Management's Discussion and                        ConocoPhillips
Analysis of Financial Condition
and Results of Operations


Management's Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions, and resources, that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "intends," "believes," "expects," "plans," "scheduled," "anticipates," "estimates," and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" beginning on page 79.


RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ending September 30, 2002, are based on a comparison with the corresponding periods of 2001. The merger of Conoco Inc.(Conoco) and Phillips Petroleum Company (Phillips) on August 30, 2002, and the acquisition of Tosco Corporation (Tosco) on September 14, 2001, impacts the comparability of the 2002 periods with the corresponding 2001 periods.


Conoco and Phillips Merger

On August 30, 2002,Conoco and Phillips closed on the merger of the two companies, creating a new company named ConocoPhillips. The merger was accounted for using purchase accounting. Although the business combination of Conoco and Phillips was a merger of equals, generally accepted accounting principles required that one of the two companies in the transaction be designated as the acquirer for accounting purposes. Phillips was designated as the acquirer based on the fact that its common stockholders initially held more than 50 percent of the ConocoPhillips common stock after the merger. Because Phillips was designated as the acquirer, its operations and results are presented in this Form 10-Q for all periods prior to the close of the merger. From September 1, 2002, forward, the operations and results of ConocoPhillips reflect the combined operations of the two companies.

In connection with the merger, the U.S. Federal Trade Commission
(FTC) required the divestiture of specified Conoco and Phillips assets, which included Phillips' Woods Cross, Utah, refinery and associated motor fuel marketing operations; Conoco's Commerce City, Colorado, refinery and related crude oil pipelines and Phillips' Colorado motor fuel marketing operations. All assets and operations that are required by the FTC to be divested are included in Corporate and Other as discontinued operations. Included in discontinued operations for the third quarter of 2002 was a $69 million after-tax charge for the write-down to fair value of the Phillips operations to be disposed of. Because the Conoco assets to be disposed of were recorded at fair value in the purchase price allocation, no further write-downs were required. See Note 4--Discontinued Operations in the Notes to Financial Statements for additional information, including a complete list of assets required to be divested.

As a result of the merger of Conoco and Phillips, the company implemented a restructuring program in September 2002 to capture the synergies of combining Phillips and Conoco by eliminating redundancies, consolidating assets, and sharing common services and functions across regions. The restructuring program that was implemented in September 2002 is expected to be completed by the end of February 2004 and to date, approximately 2,400 positions worldwide, most of which are in the United States have been identified for elimination. Associated with implementation of the restructuring program, ConocoPhillips accrued $608 million for merger-related restructuring and work force reduction liabilities in the third quarter of 2002. These liabilities primarily represent anticipated termination payments and related employee benefits associated with the reduction in positions. These liabilities include $273 million related to Conoco, which is reflected in the purchase price allocation, and $335 million related to Phillips that was charged to selling, general and administrative, and production and operating expenses in September 2002. Payments will be made to Conoco and Phillips employees under each company's respective severance plan.

Also related to the merger and recorded in the third quarter was a $246 million write-off of purchased in-process research and development activity costs related to Conoco's natural-gas-to-liquids technology. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," value assigned to research and development activities in the purchase price allocation that have no alternative future use should be charged to expense at the date of the consummation of the combination. The $246 million charge was recorded in the Emerging Businesses segment and was the same on both a before-tax and after-tax basis, as there was no tax basis to the assigned value prior to its write-off.

ConocoPhillips also accrued $16 million, after-tax, for increased costs associated with seismic contracts as a result of the merger. Due to the corporate nature of the transaction, the expense was recorded in Corporate and Other and did not impact exploration expenses. In addition, the third quarter also included transition costs of $7 million, bringing total merger-related costs to $469 million in the quarter. See Note 2--Merger of Conoco and Phillips in the Notes to Financial Statements for additional information on the merger.


Consolidated Results

A summary of the company's net income (loss) by business segment follows:

                                    Millions of Dollars
                          ---------------------------------------
                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ------------------    -----------------
                           2002         2001    2002         2001
                          ------------------    -----------------
Exploration and
  Production (E&P)        $ 460          371     941        1,455
Midstream                    11           30      35          101
Refining and Marketing
  (R&M)                      77           89      95          353
Chemicals                     3          (36)     (1)         (75)
Emerging Businesses        (262)          (2)   (270)          (9)
Corporate and Other        (405)         (88)   (667)        (326)
-----------------------------------------------------------------
Net income (loss)         $(116)         364     133        1,499
=================================================================


Net income is affected by transactions, defined by Management and termed "special items," which are not representative of the company's ongoing operations. These special items can obscure the underlying operating results for a period and affect comparability of operating results between periods. The following table summarizes the gains (losses), on an after-tax basis, from special items included in the company's net income:

                                    Millions of Dollars
                          ---------------------------------------
                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ------------------    -----------------
                           2002         2001    2002         2001
                          ------------------    -----------------

Merger-related costs      $(469)           -    (473)           -
Discontinued operations     (62)           5     (64)           8
Impairments                  (5)           -     (94)         (23)
Net gain (loss) on
  asset sales                (5)          13      (5)          16
Cumulative effect of
  accounting change           -            -       -           28
Extraordinary item            -          (10)    (15)         (10)
Pending claims and
  settlements                (3)           5     (12)           2
Equity companies'
  special items              (2)         (34)      4           (7)
Other items                 (26)          12     (28)          11
-----------------------------------------------------------------
Total special items       $(572)          (9)   (687)          25
=================================================================
See Notes to Financial Statements for additional information.


Excluding the special items listed above, the company's net operating income (loss) by business segment was:

                                     Millions of Dollars
                          ---------------------------------------
                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ------------------    -----------------
                           2002         2001     2002        2001
                          ------------------    -----------------

E&P                       $ 499          360    1,069       1,449
Midstream                    11           30       35         101
R&M                          79          100      100         340
Chemicals                     5          (27)       -         (89)
Emerging Businesses         (16)          (2)     (24)         (9)
Corporate and Other        (122)         (88)    (360)       (318)
-----------------------------------------------------------------
Net operating income      $ 456          373      820       1,474
=================================================================


ConocoPhillips' net loss in the third quarter of 2002 was $116 million, compared with net income of $364 million in the third quarter of 2001. Special items decreased net income by $572 million in the third quarter of 2002 and $9 million in the third quarter of 2001. After excluding special items, net operating income in the third quarter of 2002 was $456 million, compared with $373 million in the third quarter of 2001.

The increase in net operating income in the third quarter of 2002 was primarily attributable to the contribution of one month's earnings from Conoco operations, as well as higher realized crude oil prices and increased crude oil production. However, ConocoPhillips' operations were affected by interruptions at the Prudhoe Bay field in Alaska and at the Britannia field in the U.K. North Sea; maintenance turnarounds at the Borger and Bayway refineries; and tropical storms in the Gulf of Mexico.

ConocoPhillips' net income in the first nine months of 2002 was $133 million, compared with $1,499 million in the nine-month period of 2001. Special items decreased net income by $687 million in the 2002 period and benefited net income by $25 million in the 2001 period. Excluding special items, net operating income in the first nine months of 2002 was $820 million, compared with $1,474 million in the prior year. The decline was primarily attributable to lower crude oil and natural gas prices, as well as lower refining and marketing margins.


Statement of Operations Analysis

In addition to the merger between Conoco and Phillips discussed above, on September 14, 2001, Phillips closed on the $7 billion acquisition of Tosco. These transactions significantly increased operating revenues, purchase costs, operating expenses and other income statement line items. See Note 2--Merger of Conoco and Phillips, and Note 3--Acquisition of Tosco Corporation, in the Notes to Financial Statements for additional information.

Sales and other operating revenues increased 158 percent in the third quarter of 2002 and 121 percent in the nine-month period ended September 30, 2002. The increase in both periods reflects the impact of the Tosco acquisition and, to a lesser extent, the merger of Conoco and Phillips. These items were partially offset by lower crude oil and natural gas revenues in the nine-month period of 2002.

Equity in earnings of affiliates was $89 million in the third quarter of 2002, compared with a loss of $15 million in the third quarter of 2001. Equity in earnings of affiliates increased
30 percent in the nine-month period. Equity earnings from Duke Energy Field Services, LLC (DEFS) and Merey Sweeny, L.P. (MSLP) declined in both the third quarter and first nine months of 2002. DEFS' decline was primarily attributable to higher operating expenses, hedging losses, gas imbalance adjustments, and lower natural gas liquids prices and MSLP's decline was mainly due to lower crude oil heavy-light differentials. Results from Chevron

Phillips Chemical Company LLC (CPChem) improved in both the third quarter and nine-month period of 2002, but remain depressed due to a weak industry-wide market environment. Equity companies from Conoco operations contributed positively to equity earnings for both the three- and nine-month periods of 2002.

Other income increased 169 percent in the third quarter of 2002 and 82 percent in the first nine months. The increase in both periods reflects a favorable revaluation of long-term incentive performance units held by six former senior Tosco executives, as well as increased interest income from Conoco activities. See
Note 3--Acquisition of Tosco Corporation, in the Notes to Financial Statements, for more information about the long-term incentive performance units. In exchange for a cash settlement, these units were cancelled in October 2002. As a result, ConocoPhillips expects to record a before-tax gain in the fourth quarter of 2002.

Purchased crude oil and products increased 208 percent in the third quarter of 2002 and 194 percent in the nine-month period. The increase in both periods reflects the impact of the Tosco acquisition and, to a lesser extent, the merger of Conoco and Phillips.

Production, operating, selling, general and administrative expenses increased 175 percent in the third quarter of 2002 and 120 percent in the nine-month period. The increase in both periods was attributable to the Tosco acquisition and the Conoco and Phillips merger. In conjunction with the merger, ConocoPhillips wrote-off $246 million of purchased in-process research and development activity costs related to Conoco's natural-gas-to-liquids technology. ConocoPhillips also expensed $335 million related to planned work force reductions of Phillips personnel. These items were partially offset by lower refining expenses in Phillips' operations.

Exploration expenses increased 20 percent in the third quarter of 2002 and 56 percent in the nine-month period. Both periods reflect the impact of one month of exploration activities associated with the Conoco operations. The nine-month period also included a $77 million leasehold impairment of deepwater block 34, offshore Angola, recorded in the first quarter of 2002. Dry hole costs were $4 million in the third quarter of 2002, compared with $10 million in the third quarter of 2001.

Depreciation, depletion and amortization (DD&A) increased
94 percent in the third quarter of 2002 and 49 percent in the first nine months. The increase in both periods was primarily the result of the Conoco and Phillips merger as well as the Tosco acquisition.

In the third quarter of 2002, ConocoPhillips recorded a property impairment of $8 million in connection with the third-quarter sale of its Point Arguello assets, offshore California. In the nine-month 2002 period, the company also recorded property impairments on its Janice field, in the U.K. North Sea, sold in the second quarter of 2002, and on a non-producing field in Alaska, together totaling $18 million. There were no property impairments recorded in the third quarter of 2001, but the nine-month 2001 period included a $23 million impairment of the Siri field, offshore Denmark.

Taxes other than income taxes increased 187 percent in the third quarter of 2002 and 148 percent in the nine-month period. The increase in both periods reflects the Conoco and Phillips merger, as well as the Tosco acquisition, and the corresponding increase in excise taxes due to higher petroleum products sales; and increased property and payroll taxes.

Accretion on discounted liabilities increased 133 percent in the third quarter of 2002 and 157 percent in the first nine months.
These amounts relate to discounted environmental liabilities assumed in acquisitions and mergers.

Interest expense increased 81 percent in the third quarter of 2002 and 45 percent in the nine-month period. The increase in both periods was primarily due to higher debt levels following the Tosco acquisition and the merger of Conoco and Phillips.

Foreign currency gains were recorded in the third quarter and first nine months of 2002, compared with losses in the corresponding periods of the previous year. Preferred dividend requirements decreased in both the third quarter and nine-month period of 2002, reflecting the redemption of $300 million of preferred securities in late-May 2002.

The company's effective tax rates for the third quarter and first nine months of 2002 were 116 percent and 81 percent, respectively, compared with 48 percent and 50 percent for each of the same periods in the prior year. The increase in the effective tax rates in the 2002 periods was primarily the result of the write-off of in-process research and development activity costs without a corresponding tax benefit, and a higher proportion of income in higher-tax-rate jurisdictions.

Segment Results

E&P

                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ------------------    -----------------
                            2002        2001     2002        2001
                          ------------------    -----------------
                                    Millions of Dollars
                          ---------------------------------------
Operating Results
Net income                $  460         371      941       1,455
Less special items           (39)         11     (128)          6
-----------------------------------------------------------------
Net operating income      $  499         360    1,069       1,449
=================================================================

                                    Dollars Per Unit
                          ---------------------------------------
Average Sales Prices
Crude oil (per barrel)
    United States         $25.94       24.41    22.98       25.21
    International          26.98       25.19    24.55       26.04
    Total consolidated     26.37       24.65    23.54       25.48
    Equity affiliates      20.29           -    19.88           -
    Worldwide              25.96       24.65    23.43       25.48
Natural gas--lease (per
  thousand cubic feet)
    United States           2.60        2.48     2.39        4.08
    International           2.38        2.48     2.34        2.60
    Total consolidated      2.49        2.48     2.37        3.57
    Equity affiliates       1.78           -     1.78           -
    Worldwide               2.49        2.48     2.37        3.57
-----------------------------------------------------------------

                                    Millions of Dollars
                          ---------------------------------------
Worldwide Exploration
  Expenses
General administrative;
  geological and
  geophysical; and lease
  rentals                 $   66          53      154         143
Leasehold impairment          15           8      124          34
Dry holes                      4          10       37          25
-----------------------------------------------------------------
                          $   85          71      315         202
=================================================================

                          Three Months Ended    Nine Months Ended
                             September 30         September 30
                          ------------------    -----------------
                            2002        2001     2002        2001
                          ------------------    -----------------
                                 Thousands of Barrels Daily
                          ---------------------------------------
Operating Statistics
Crude oil produced
  United States
    Alaska                   310         325      334         337
    Lower 48                  38          34       34          34
-----------------------------------------------------------------
                             348         359      368         371
  Norway                     156          98      131         114
  United Kingdom              35          20       24          19
  Nigeria                     29          29       26          30
  China                       12          10       12          11
  Canada                      14           1        5           1
  Other                       26           9       11          13
-----------------------------------------------------------------
  Total consolidated         620         526      577         559
  Equity affiliates           44           -       18           -
-----------------------------------------------------------------
                             664         526      595         559
=================================================================

Natural gas liquids
  produced
    United States*            30          24       28          26
    Norway                     6           4        5           5
    Other areas                7           4        5           4
-----------------------------------------------------------------
                              43          32       38          35
=================================================================
*Includes 13,000 and 14,000 barrels per day in the third quarter and nine-month period of 2002, respectively, that were sold from the Prudhoe Bay lease to the Kuparuk lease for reinjection to enhance crude oil production. The corresponding periods of 2001 included 13,000 and 15,000 barrels per day, respectively.

                                Millions of Cubic Feet Daily
                          ---------------------------------------
Natural gas produced*
  United States            1,105         946      953         911
  Norway                     183         105      150         128
  United Kingdom             347         165      237         177
  Canada                     172          18       72          18
  Indonesia                   68           -       23           -
  Other                      105         100      106          95
-----------------------------------------------------------------
  Total consolidated       1,980       1,334    1,541       1,329
  Equity affiliates            4           -        1           -
-----------------------------------------------------------------
                           1,984       1,334    1,542       1,329
=================================================================
*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

                                Thousands of Barrels Daily
                          ---------------------------------------
Mining operations
  Syncrude produced            8           -        3           -
-----------------------------------------------------------------

Net operating income from ConocoPhillips' E&P segment increased 39 percent in the third quarter of 2002, while declining
26 percent in the nine-month period. For the quarter, the improved results were primarily attributable to the inclusion of one month's results from Conoco operations, along with higher crude oil prices and sales volumes. In the first nine months, lower crude oil and natural gas prices were partially offset by the benefit of one month's results from Conoco operations.


U.S. E&P
--------

                                     Millions of Dollars
                          ---------------------------------------
                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ------------------    -----------------
                          2002          2001    2002         2001
                          ------------------    -----------------
Operating Results
Net income                $311           305     752        1,162
Less special items         (15)           (2)    (20)           5
-----------------------------------------------------------------
Net operating income      $326           307     772        1,157
=================================================================

Alaska                    $252           228     606          713
Lower 48                    74            79     166          444
-----------------------------------------------------------------
                          $326           307     772        1,157
=================================================================


Net operating income from ConocoPhillips' U.S. E&P operations increased 6 percent in the third quarter of 2002, while declining 33 percent in the nine-month period. Both periods benefited from the inclusion of one month's activity from Conoco operations.
The improvement in the third quarter was also due to higher crude oil prices. The nine-month period of 2002 was negatively impacted by lower crude oil and natural gas prices.

The company's U.S. crude oil production decreased 3 percent in the third quarter of 2002, compared with the third quarter of the previous year. The decline was predominantly in Alaska, which experienced normal field declines, as well as operating interruptions at the Prudhoe Bay field in the third quarter of 2002. These items were partially offset in the Lower 48 states by one month's production from Conoco fields. U.S. natural gas production increased 17 percent in the third quarter of 2002, mainly reflecting one month's production from Conoco fields.

Special items in the third quarter of 2002 included an impairment charge associated with the Point Arguello field, offshore
California, and a loss on its disposition, together totaling
$10 million after-tax.  In addition, the nine-month period of

2002 included a property impairment charge on a field in Alaska, as well as merger-related costs. Special items in the third quarter of 2001 consisted of work force reduction charges. The first nine months of 2001 also included a net favorable result from claims and settlements.


International E&P
-----------------

                                    Millions of Dollars
                          ---------------------------------------
                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ------------------    -----------------
                          2002          2001    2002         2001
                          ------------------    -----------------
Operating Results
Net income                $149            66     189          293
Less special items         (24)           13    (108)           1
-----------------------------------------------------------------
Net operating income      $173            53     297          292
=================================================================


Net operating income from ConocoPhillips' international E&P operations increased 226 percent in the third quarter of 2002 and 2 percent in the nine-month period. The increase in the third quarter was principally attributable to one month's earnings from Conoco operations, as well as higher crude oil prices and production, and income from the Hamaca project in Venezuela, which became operational in the fourth quarter of 2001. In the nine-month period, the benefit of Conoco's contribution was offset by lower crude oil and natural gas prices, as well as lower crude oil production volumes.

International crude oil production increased 89 percent in the third quarter of 2002, while international natural gas production increased 127 percent. Both increases reflect the impact of production from Conoco operations for the month of September.

Special items in the third quarter of 2002 consisted of a $24 million charge relating to tax law changes in the United Kingdom. On April 17, 2002, the U.K. government announced proposed changes to corporate tax laws specifically impacting the oil and gas industry and production from the U.K. sector of the North Sea. The proposed changes became law on July 24, 2002. A 10 percent supplementary charge to corporation taxes is now assessed on profits, which is expected to be partially offset by the elimination of royalties and an increase in first-year deduction allowances for capital investments. The $24 million represents a one-time change in deferred taxes upon enactment of the new laws. Special items in the nine-month period of 2002 also included after-tax property impairment charges to the Janice field in the U.K. North Sea totaling $9 million, and a $77 million leasehold impairment of deepwater block 34, offshore Angola, due to an unsuccessful initial exploratory well in this block.

Special items in the third quarter of 2001 consisted of a net gain on asset dispositions. The 2001 nine-month period also included an impairment of the Siri field, offshore Denmark.


Midstream

                            Three Months Ended  Nine Months Ended
                               September 30        September 30
                            ------------------  -----------------
                              2002        2001    2002       2001
                            ------------------  -----------------
                                     Millions of Dollars
                            -------------------------------------
Operating Results
Net income                  $   11          30      35        101
Less special items               -           -       -          -
-----------------------------------------------------------------
Net operating income        $   11          30      35        101
=================================================================

                                     Dollars Per Barrel
                            -------------------------------------
Average Sales Prices
U.S. natural gas liquids*
  Consolidated              $18.57           -   18.57          -
  Equity                     16.32       16.37   14.91      20.66
-----------------------------------------------------------------

Operating Statistics              Thousands of Barrels Daily
                            -------------------------------------
Natural gas liquids
  extracted                    153         125     129        120
-----------------------------------------------------------------
Natural gas liquids
  fractionated                 139          95     117         94
-----------------------------------------------------------------
*Prices are based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.


The Midstream segment consists of ConocoPhillips' 30.3 percent interest in DEFS, as well as company-owned natural gas gathering and processing operations and natural gas liquids fractionation and marketing businesses. The 2001 periods have been restated to reflect the inclusion of the Phillips natural gas liquids business. Net operating income from the Midstream segment declined 63 percent in the third quarter of 2002 and 65 percent in the nine-month period.

DEFS' results were reduced by lower natural gas liquids prices, gas imbalance accruals and other adjustments, losses incurred on hedging activities, and higher operating expenses. Benefiting both 2002 periods was the inclusion of one month's results for Conoco operations.

There were no special items in Midstream for the first nine months of 2002 or 2001.

R&M

                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ------------------    -----------------
                            2002        2001     2002        2001
                          ------------------    -----------------
                                    Millions of Dollars
                          ---------------------------------------
Operating Results
Net income                $   77          89       95         353
Less special items            (2)        (11)      (5)         13
-----------------------------------------------------------------
Net operating income      $   79         100      100         340
=================================================================

                                     Dollars Per Gallon
                          ---------------------------------------
U.S. Average Sales Prices
Automotive gasoline
  Wholesale               $  .93         .89      .86         .94
  Retail                    1.02        1.06      .95        1.09
Distillates                  .81         .83      .73         .85
-----------------------------------------------------------------

                                Thousands of Barrels Daily
                          ---------------------------------------
Operating Statistics
Refining operations*
  United States
    Rated crude oil
      capacity             1,825         571    1,710         420
    Crude oil runs         1,643         516    1,546         394
    Capacity utilization
      (percent)               90%         90       90          94
    Refinery production    1,795         614    1,702         486
  International
    Rated crude oil
      capacity               192          13      112           4
    Crude oil runs           170          12      100           4
    Capacity utilization
      (percent)               89%         92       89         100
    Refinery production      183          12      103           4
  Worldwide
    Rated crude oil
      capacity             2,017         584    1,822         424
    Crude oil runs         1,813         528    1,646         398
    Capacity utilization
      (percent)               90%         90       90          94
    Refinery production    1,978         626    1,805         490
-----------------------------------------------------------------
*Includes ConocoPhillips share of equity affiliates.

                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ------------------    -----------------
                            2002        2001     2002        2001
                          ------------------    -----------------
                                Thousands of Barrels Daily
                          ---------------------------------------
Petroleum products
  outside sales
    United States
      Automotive gasoline  1,264         458    1,168         346
      Distillates            476         200      444         146
      Aviation fuels         212          43      187          44
      Other products         350         145      362         112
-----------------------------------------------------------------
                           2,302         846    2,161         648
    International            202           6      102           2
-----------------------------------------------------------------
                           2,504         852    2,263         650
=================================================================


Net operating income from the R&M segment declined 21 percent in the third quarter of 2002 and 71 percent in the first nine months. Results for 2001 have been restated to reflect the transfer of the natural gas liquids business to the Midstream segment, the transfer of the fuels technology business to the Emerging Businesses segment, and the classification of certain refining and marketing operations as discontinued, and their subsequent alignment with Corporate and Other for reporting purposes.

The lower earnings in both periods were primarily attributable to lower refinery and marketing margins and volumes from Phillips' R&M operations. These items were partially offset by one month's earnings from Conoco R&M operations, the impact of including Tosco's earnings in 2002, versus including only the last two weeks of September in 2001, and lower operating and administrative costs from the Phillips operations.

U.S. R&M
--------

                                    Millions of Dollars
                          ---------------------------------------
                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ------------------    -----------------
                          2002          2001    2002         2001
                          ------------------    -----------------
Operating Results
Net income                 $65            88      83          352
Less special items          (2)          (11)     (5)          13
-----------------------------------------------------------------
Net operating income       $67            99      88          339
=================================================================


Net operating income from U.S. R&M operations declined 34 percent in the third quarter of 2002 and 73 percent in the nine-month period. One month's results from Conoco operations and the impact of including Tosco's earnings for 2002, versus including only the last two weeks of September in 2001, benefited earnings in both periods. However, both periods were negatively impacted by lower refinery and marketing margins and volumes from the Phillips operations. These items were mitigated by lower operating costs and general and administrative expenses.

The crude oil utilization rate for ConocoPhillips' U.S. refineries was 90 percent in the third quarter of 2002, the same as the third quarter of 2001, but down from 95 percent in the second quarter of 2002. The lower rate compared with the second quarter was due to maintenance turnarounds at the Borger and Bayway refineries, located in Texas and New Jersey, respectively. Tropical storms also impacted the company's Gulf Coast refineries during the quarter.

Special items in the third quarter of 2002 included merger-related transition costs, while the nine-month period also included work force reduction charges unrelated to the merger. Special items in the third quarter of 2001 consisted of work force reduction charges, and the first nine months of 2001 also included a cumulative effect of a change in accounting method.

International R&M
-----------------
                                    Millions of Dollars
                          ---------------------------------------
                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ------------------    -----------------
                          2002          2001    2002         2001
                          ------------------    -----------------
Operating Results
Net income                 $12             1      12            1
Less special items           -             -       -            -
-----------------------------------------------------------------
Net operating income       $12             1      12            1
=================================================================


Net operating income from international R&M operations increased from $1 million in both the third quarter and nine-month period of 2001 to $12 million in the third quarter and nine-month period of 2002. The increases reflect the impact of one month of Conoco international operations in the 2002 results.

Crude oil capacity utilization in the third quarter of 2002 for ConocoPhillips' international operations was 89 percent. In October 2002, the Humber refinery had 28 days of unscheduled downtime, which will impact international R&M capacity utilization rates in the fourth quarter. The impact of the shutdown was partially mitigated by performing maintenance activities during the downtime that were originally planned for future periods.

There were no special items in international R&M in the third-quarter and nine-month periods of 2002 and 2001.

Chemicals

                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ------------------    -----------------
                          2002          2001     2002        2001
                          ------------------    -----------------
                                    Millions of Dollars
                          ---------------------------------------
Operating Results
Net income (loss)         $  3           (36)      (1)        (75)
Less special items          (2)           (9)       1          14
-----------------------------------------------------------------
Net operating income
  (loss)                  $  5           (27)       -         (89)
=================================================================

                                     Millions of Pounds
                          ---------------------------------------
Operating Statistics*
Production
  Ethylene                 831           769    2,422       2,425
  Polyethylene             492           466    1,525       1,443
  Styrene                  194            83      645         276
  Normal alpha olefins     139           155      444         410
-----------------------------------------------------------------
*ConocoPhillips' 50 percent share of Chevron Phillips Chemical
 Company LLC.


The company's Chemicals segment consists primarily of its 50 percent interest in CPChem. The Chemicals segment reported net operating income of $5 million in the third quarter of 2002, compared with a net operating loss of $27 million in the third quarter of the prior year. In the first nine months of 2002, the Chemicals segment posted breakeven results, compared with a net operating loss of $89 million in the nine-month period of 2002.

Although the 2002 periods were improved over 2001, this business remains depressed due to weak economic and market conditions, which has resulted in low margins across most product lines, as well as production cutbacks. The improvement in the 2002 periods was primarily the result of improved performance in the aromatics, styrenics and polyethylene business lines. In addition, the third quarter benefited from improved olefins results.

Special items in the third quarter of 2002 consisted of a property impairment due to a plant closure. In addition, the nine-month period of 2002 also included a partial reversal of a previous lower-of-cost-or-market inventory write-down, as well as contingency accruals and severance charges. Special items in the third quarter of 2001 consisted of property and deferred tax asset impairments related to CPChem's aromatics manufacturing facility in Puerto Rico, which was partially offset by a favorable deferred tax adjustment recorded by ConocoPhillips that resulted from the CPChem impairments. In addition, the nine-month period of 2001 included business interruption insurance settlements.

Emerging Businesses

                                    Millions of Dollars
                          ---------------------------------------
                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ------------------    -----------------
                           2002         2001    2002         2001
                          ------------------    -----------------
Operating Results
Net loss                  $(262)          (2)   (270)          (9)
Less special items         (246)           -    (246)           -
-----------------------------------------------------------------
Net operating loss        $ (16)          (2)    (24)          (9)
=================================================================

Carbon fibers             $  (4)           -      (4)           -
Fuels technology             (4)          (2)    (12)          (9)
Gas-to-liquids               (7)           -      (7)           -
Power                        (1)           -      (1)           -
-----------------------------------------------------------------
                          $ (16)          (2)    (24)          (9)
=================================================================


The Emerging Businesses segment posted net operating losses of $16 million and $24 million in the third quarter and nine-month period of 2002, respectively, compared with losses of $2 million and $9 million in the corresponding 2001 periods.

Prior to September 2002, Emerging Businesses only included Phillips' fuels technology business. After the ConocoPhillips merger, Conoco's emerging businesses were added to this segment, which included carbon fibers, natural-gas-to-liquids technology, and power generation. The increased number of developing businesses after the merger accounts for the larger losses in both 2002 periods.

Special items in the third-quarter and nine-month periods of 2002 represented a $246 million write-off of purchased in-process research and development activity costs related to Conoco's natural-gas-to-liquids technology. In accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method," value assigned to research and development activities in the purchase price allocation that have no alternative future use should be charged to expense at the date of the consummation of the combination. The $246 million charge was the same on both a before-tax and after-tax basis, as there was no tax basis to the assigned value prior to its write-off. There were no special items in the 2001 periods.

Corporate and Other

                                    Millions of Dollars
                          ---------------------------------------
                          Three Months Ended    Nine Months Ended
                             September 30          September 30
                          ------------------    -----------------
                           2002         2001    2002         2001
                          ------------------    -----------------
Operating Results
Corporate and Other       $(405)         (88)   (667)        (326)
Less special items         (283)           -    (307)          (8)
-----------------------------------------------------------------
Adjusted Corporate and
  Other                   $(122)         (88)   (360)        (318)
=================================================================


Adjusted Corporate and Other includes:

Net interest              $ (83)         (58)   (237)        (188)
Corporate general and
  administrative expenses   (32)         (22)   (106)         (77)
Other                        (7)          (8)    (17)         (53)
-----------------------------------------------------------------
Adjusted Corporate and
  Other                   $(122)         (88)   (360)        (318)
=================================================================


Net interest represents interest expense, net of interest income and capitalized interest. Interest expense increased in both
2002 periods due to higher debt levels following the Tosco acquisition and the merger of Conoco and Phillips.

Corporate general and administrative expenses increased
45 percent in the third quarter of 2002 and 38 percent in the first nine months, chiefly due to the impact of having one month of Conoco operations included in this year's results. In addition, the nine-month period of 2002 also included higher benefit-related costs, mainly from the accelerated vesting of awards under certain long-term compensation plans that occurred at the time of stockholder approval of the merger.

The category "Other" consists primarily of captive insurance operations, certain foreign currency transaction gains and losses, income tax and other items that are not directly associated with the operating segments on a stand-alone basis, and dividends on the preferred securities of the Phillips 66 Capital Trusts I and II. Results from Other were about the same in the third quarter of 2002 as in the third quarter of 2001, but were improved in the 2002 nine-month period. The improvement in the nine-month period was primarily due to more favorable foreign currency transaction gains and losses and a favorable mark-to-market revaluation of certain Tosco long-term incentive units that were converted into Phillips performance units held by former senior executives of Tosco, none of whom are now employees of ConocoPhillips. See Note 3--Acquisition of Tosco Corporation in the Notes to Financial Statements for additional information on these performance units.

Special items in the third quarter and nine-month period of 2002 primarily included $221 million of merger-related costs and losses of $62 million from discontinued operations. See the disclosures under the "Conoco and Phillips Merger" heading on pages 39 through 41 for detailed information on these items. Special items in the third quarter of 2001 primarily consisted of an extraordinary loss on the early retirement of debt, offset by favorable insurance recoveries. In addition, the nine-month period of 2001 also included unfavorable claims and settlements, as well as a loss on property dispositions.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
                                    Millions of Dollars
                          ---------------------------------------
                                    At           At            At
                          September 30  December 31  September 30
                                  2002         2001          2001
                          ---------------------------------------

Current ratio                       .8          1.0            .8
Notes payable and
  long-term debt due
  within one year              $ 2,603           44            43
Total debt                     $20,453        8,689         7,881
Company-obligated
  mandatorily redeemable
  preferred securities         $   350          650           650
Common stockholders' equity    $29,991       14,340        14,422
Percent of total debt to
  capital*                          40%          37            34
Percent of floating-rate
  debt to total debt                33%          20            12
-----------------------------------------------------------------
*Capital includes total debt, company-obligated mandatorily redeemable preferred securities and common stockholders' equity.


During the first nine months of 2002, funds of $2,986 million were provided by operating activities, a decrease of $361 million from the same period of 2001, chiefly due to a $1,261 million decrease in income from continuing operations due to lower upstream commodity prices, lower refining and marketing margins, and merger-related special item charges. Non-working capital adjustments increased cash flow by $349 million from the prior year. Included in the increase in non-working capital adjustments was a decrease in deferred taxes, offset by an increase in depreciation, depletion, and amortization, due primarily from one month's activity of Conoco and the late third-quarter 2001 acquisition of Tosco; an increase in dry hole and lease impairments, due principally to the impairment of the company's investment in the offshore Angola exploratory block 34; and in-process research and development activity costs. Non-cash working capital items accounted for a net $571 million increase to cash flow from the prior period. Contributing to this increase was a smaller increase in inventories over the prior year, increased accounts payable, and other accruals offset by a lower decrease in accounts receivables, compared with the prior period. Also offsetting the increase above by $166 million were reduced levels of revolving sales of accounts receivable under the company's receivables sales program. In addition, discontinued operations provided a decrease of cash flow between the two periods.

ConocoPhillips' debt-to-capital ratio was 40 percent at September 30, 2002, up from December 31, 2001, and September 30, 2001, primarily as a result of the merger with Conoco. In addition to the $11.5 billion of Conoco debt assumed, purchase accounting required that debt be recorded at fair value at the time of the merger, increasing total debt by an additional
$546 million.

On May 15, 2002, Phillips redeemed its $250 million 8.86% Notes due May 15, 2022, at 104.43 percent. On May 31, 2002, Phillips also redeemed all of its outstanding 8.24% Junior Subordinated Deferrable Interest Debentures due 2036 held by the Phillips 66 Capital Trust I. This triggered the redemption of $300 million of 8.24% Trust Originated Preferred Securities at par value,
$25 per share. Both redemptions were funded by the issuance of commercial paper. Together, these redemptions are estimated to reduce pretax costs by approximately $30 million per year. Notes payable and long-term debt due within one year increased significantly due to the company's redemption of the above debt and preferred securities, and to the increased issuance of commercial paper supported by the company's 364-day credit facility.

On October 9, 2002, ConocoPhillips privately placed $2 billion of senior unsecured debt securities, consisting of $400 million 3.625% notes due 2007, $1 billion 4.75% notes due 2012, and $600 million 5.90% notes due 2032, in each case fully and unconditionally guaranteed by Conoco and Phillips. The
$1,980 million proceeds of the offering were used to reduce commercial paper, retire Conoco's $500 million floating rate notes due October 15, 2002, and for general corporate purposes.

On November 1, 2002, ConocoPhillips sent notice to investors of the company's intent to redeem the $171 million Conoco 7.443% senior unsecured notes due 2004. A November 26, 2002, redemption date has been set.

To meet its liquidity requirements, including funding its capital program, paying dividends and repaying debt, the company looks to a variety of funding sources, primarily cash generated from operating activities. Over the next two years, however, the company anticipates also raising funds from the sale of assets from its R&M and E&P segments, including those assets required by the FTC to be sold.

In November 2002, ConocoPhillips closed the sale of its exploration and production assets in the Netherlands to Wintershall AG, a unit of BASF AG.

While the stability of ConocoPhillips' cash flows from operating activities benefits from geographic diversity and the effects of upstream and downstream integration, the company's operating cash flows remain exposed to the volatility of commodity crude oil and natural gas prices and downstream margins, as well as to periodic cash needs to fund tax payments and purchase crude oil, natural gas and petroleum products. The company's primary swing funding source for short-term working capital needs is its commercial paper program supported by revolving bank credit facilities.

At September 30, 2002, ConocoPhillips had four bank credit facilities in place through its Conoco and Phillips subsidiaries, totaling $5.5 billion, available for use either as support for the issuance of commercial paper or as direct bank borrowings. The Phillips facilities included a $1.5 billion revolving credit facility expiring in October 2006, and a $1.5 billion 364-day revolving credit facility that expired on October 15, 2002, and the Conoco facilities included a $650 million revolving credit facility expiring in May 2004, and a $1.85 billion 364-day revolving credit facility, which expires on May 1, 2003. There were no outstanding borrowings under any of these facilities at September 30, 2002. ConocoPhillips had $3,331 million of commercial paper outstanding at September 30, 2002, supported by the $5.5 billion in credit facilities, compared with $1,081 million outstanding at December 31, 2001. At
September 30, 2002, ConocoPhillips' Norwegian subsidiary had no borrowings outstanding under its two $300 million revolving credit facilities that expire in June 2004. The increase in commercial paper outstanding was primarily due to the merger with Conoco, the redemption of the 8.24% preferred securities, early retirement of the 8.86% notes, oil and gas property acquisitions in Kazakhstan and the Timor Sea, and the timing of tax payments.

Effective October 15, 2002, ConocoPhillips entered into two new revolving credit facilities and amended and restated a prior Phillips revolving credit facility to include ConocoPhillips as a borrower. These credit facilities support the company's
$4 billion commercial paper program. The company now has a $2 billion 364-day revolving credit facility expiring on October 14, 2003, and two revolving credit facilities totaling
$2 billion expiring in October 2006. Effective with the execution of the new facilities, the previously existing
$2.5 billion in Conoco facilities were terminated.

In addition to the bank credit facilities, ConocoPhillips sells certain credit card and trade receivables under revolving sales agreements with six unrelated bank-sponsored entities. These agreements provide for ConocoPhillips to sell up to $1.6 billion of senior, undivided interests in pools of the credit card or trade receivables to the bank-sponsored entities.

On October 1, 2002, ConocoPhillips, the seller, and the sponsoring bank agreed to terminate an agreement that provided for the sale of up to $100 million of ConocoPhillips trade receivables.

At September 30, 2002, and December 31, 2001, the company had sold undivided interests in pools of receivables of $1.2 billion and $940 million, respectively. ConocoPhillips retains interests in the pools of receivables, which are subordinate to the interests sold to the bank-sponsored entities. ConocoPhillips also retains the servicing responsibility for the sold receivables. At September 30, 2002, and December 31, 2001, ConocoPhillips' retained interests amounted to approximately
$1 billion and $450 million, respectively, reported on the balance sheet in accounts and notes receivable. See Note 19-- Sales of Receivables in the Notes to Financial Statements for additional information.

The following table summarizes the maturities of the drawn balances of the company's various debt instruments, as well as other non-cancelable, fixed or minimum, contractual commitments:

                                     Millions of Dollars
                           ---------------------------------------
                                   Payments Due by Period
                           ---------------------------------------
Debt and other non-                Fourth-
  cancelable cash                  Quarter   2003-   2005-   After
  commitments                Total    2002    2004    2006    2006
------------------------------------------------------------------

Total debt                 $20,453     584   3,725   2,770  13,374
Above-market capital lease
  obligations                   67       -       2       3      62
Mandatorily redeemable
  preferred stock              350       -       -       -     350
Operating leases
  Minimum rental payments*   3,767     190   1,156     756   1,665
  Sublease offsets            (531)    (39)   (234)   (115)   (143)
  Guaranteed residual
    values                   1,909       -     459   1,016     434
Unconditional throughput
  processing fee and
  purchase commitments**     1,733      70     429     311     923
------------------------------------------------------------------
 *Excludes $383 million in lease commitments that begin upon delivery of five crude oil tankers currently under construction. Delivery is expected in the third and fourth quarters of 2003.
**Represents non-market purchase commitments and obligations to transfer funds in the future for fixed or minimum amounts at fixed or minimum prices under various throughput or tolling agreements with pipeline and processing companies in which the company holds stock interests.

In addition to the above contractual commitments, the company has various guarantees that have the potential for requiring cash outflows resulting from a contingent event that could require company performance pursuant to a funding commitment to a third or related party.

At September 30, 2002, ConocoPhillips had construction completion guarantees of $474 million related to Phillips' ownership share of the utilized portion of debt and bond financing arrangements secured by the Hamaca and Merey Sweeny joint-venture projects in Venezuela and Texas, respectively. The debt is non-recourse to ConocoPhillips upon completion/startup certification of the projects and represents the company's portion due in the event completion/startup certification is not achieved. The MSLP debt is joint and several. At September 30, 2002, in addition to the Hamaca Holding LLC and MSLP debt guarantees, ConocoPhillips had other guarantees of $512 million related to obligations directly guaranteed by the company in the event a third party or related party does not perform.

Financial Instrument Market Risk

ConocoPhillips and certain of its subsidiaries hold and issue derivative contracts and financial instruments that expose cash flows or earnings to changes in commodity prices, foreign exchange rates or interest rates. The company may use financial and commodity-based derivative contracts to manage the risks produced by changes in the prices of electric power, natural gas, crude oil, and related products, and fluctuations in interest rates and foreign currency exchange rates, or to exploit market opportunities.

With the completion of the merger of Phillips and Conoco on August 30, 2002, the derivatives policy adopted during the third quarter of 2001 is no longer in effect; however, the ConocoPhillips Board of Directors has approved an "Authority Limitations" document that prohibits the use of highly leveraged derivatives, requires all derivative instruments held or issued to be sufficiently liquid that comparable valuations are available, and authorizes the Chief Executive Officer to establish the maximum Value at Risk (VaR) limits for the company. Compliance with these limits is monitored daily. The function of the Risk Management Steering Committee was assumed by the Chief Financial Officer for risks resulting from foreign currency exchange rates and interest rates, and by the Executive Vice President of Commercial, a new position that reports to the Chief Executive Officer, for commodity price risk. ConocoPhillips' commercial organization manages the commodity flows and positions, commercial marketing, and related risks of the company's upstream and downstream businesses.

The following quantitative disclosures about foreign currency exchange rate and interest rate risk pertain only to the incremental exposures the company assumed from the merger with Conoco and should be read in conjunction with the Financial Instrument Market Risk section contained in Item 7a of Phillips' Form 10-K for the year ended December 31, 2001, as amended. The VaR calculation discussed in the Commodity Price Risk section includes all of ConocoPhillips derivative contracts, as defined, and not just the derivative contracts assumed from the merger.

Interest Rate Risk

The following tables provide information about the financial instruments acquired in the merger that are sensitive to changes in interest rates. These tables present principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting date. The fair value of the fixed-rate financial instruments is estimated based on quoted market prices.

                          Millions of Dollars Except as Indicated
                          ---------------------------------------
                                Debt at September 30, 2002
                          ---------------------------------------
                             Fixed   Average   Floating   Average
                              Rate  Interest       Rate  Interest
Expected Maturity Date    Maturity      Rate   Maturity      Rate
----------------------    --------  --------   --------  --------

Fourth-quarter 2002         $    1      7.68%    $  500      2.63%
2003                             5      7.68      1,649      2.47
2004                         1,526      6.08        654      3.45
2005                            13      8.07          4      5.26
2006                         1,260      5.47          5      5.86
2007                             6      7.68          5      6.39
Remaining years              4,962      6.68        244      6.39
-----------------------------------------------------------------
Total                       $7,773               $3,061
=================================================================

Fair value                  $8,579               $3,061
=================================================================

                                       Interest Rate Derivatives
                                        at September 30, 2002*
                                     ----------------------------
                                           Variable-to-Fixed
                                     ----------------------------
                                                Average   Average
                                                    Pay   Receive
Expected Maturity Date               Notional      Rate      Rate
----------------------               --------   -------   -------

Fourth-Quarter 2002                      $109      2.60%     1.66%
2003                                      500      3.41      2.43
2004                                        -         -         -
2005                                        -         -         -
2006                                      169      5.85      4.61
2007                                        -         -         -
Remaining years                             -         -         -
-----------------------------------------------------------------
Total                                    $778
=================================================================

Fair value                               $ 23
=================================================================
*Does not include derivatives that terminated in October 2002, either through maturity or liquidation.


Foreign Currency Risk

After merging with Conoco, the company has foreign currency exchange rate risk resulting from operations in over 40 countries around the world. ConocoPhillips does not comprehensively hedge the exposure to currency rate changes, although the company may choose to selectively hedge exposures to foreign currency rate risk. Examples include firm commitments for capital projects, certain local currency tax payments and dividends, and cash returns from net investments in foreign affiliates to be remitted within the coming year.

At September 30, 2002, ConocoPhillips had the following significant foreign currency derivative contracts:

  o Foreign currency swaps for 53 million euros, associated with the company's European commercial paper program, with a fair value of $238 thousand;

  o Collars (i.e., a purchased call and a written put) on 200 million euros, associated with an inter-company loan denominated in euros, with a negative fair value of $866 thousand; and

  o Approximately $22 million in foreign currency swaps, associated with firm purchase and sales commitments for gasoline in Germany, with a negative fair value of $1.9 million.

Assuming an adverse hypothetical 10 percent change in the September 30, 2002 exchange rates, the potential foreign currency remeasurement loss in non-cash pretax earning from these contracts would be approximately $15 million. This does not include forward exchange contracts related to a U.K. construction contract, with an aggregate fair value of $5.3 million on September 30, 2002, that were liquidated in October.

Commodity Price Risk

ConocoPhillips uses energy-related futures, forwards, swaps and options in various markets:

  o To balance physical systems--In addition to being able to settle exchange traded futures contracts in cash prior to contract expiry, they also can be settled by physical delivery of the commodity. These barrels can provide another source of supply to meet the company's refinery requirements or marketing demand;

  o To meet customer needs--Consistent with ConocoPhillips' policy to generally remain exposed to market prices, the company uses swap contracts to convert fixed price sales contracts (often requested by natural gas and refined product consumers) to a floating market-basis; and

  o To manage the company's price exposure on anticipated crude oil, natural gas, refined product and electric power transactions.

ConocoPhillips' policy is generally to be exposed to market pricing for commodity purchases and sales. From time to time, management may use derivatives to establish longer-term positions to change the price risk of the company's equity crude oil and natural gas production, as well as refinery margins. ConocoPhillips does a limited amount of trading unrelated to the company's underlying physical business. For the nine-month periods ended September 30, 2002, and 2001, the net recognized gains and losses from this activity were not material to the company's cash flows or operating income.

ConocoPhillips used a VaR model to estimate the loss that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative financial instruments and derivative commodity instruments held or issued, including commodity purchase and sales contracts recorded on the balance sheet at September 30, 2002, as derivative instruments in accordance with Financial Accounting Standards Board Statement

No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Using a 95 percent confidence level, the VaR analysis indicated the hypothetical loss would not be material to ConocoPhillips' consolidated financial position, operating income, or cash flows.

For additional information about the company's use of derivative instruments, see Note 6--Derivative Instruments in the Notes to Financial Statements.


Capital Expenditures and Investments

                                              Millions of Dollars
                                              -------------------
                                               Nine Months Ended
                                                  September 30
                                              -------------------
                                                2002         2001
                                              -------------------
E&P
  United States-Alaska                        $  532          688
  United States-Lower 48                         234          295
  International                                1,167          840
-----------------------------------------------------------------
                                               1,933        1,823
-----------------------------------------------------------------
Midstream                                          2            -
-----------------------------------------------------------------
R&M
  United States                                  421          215
  International                                   38           (1)
-----------------------------------------------------------------
                                                 459          214
-----------------------------------------------------------------
Chemicals                                         29            6
Emerging Businesses                               35            -
Corporate and Other                               55           46
-----------------------------------------------------------------
                                              $2,513        2,089
=================================================================
United States                                 $1,283        1,250
International                                  1,230          839
-----------------------------------------------------------------
                                              $2,513        2,089
=================================================================


On May 30, 2002, the Polar Resolution, the second of five double-hulled Endeavour Class tankers which ConocoPhillips is having built for use in transporting Alaskan crude oil to the U.S. West Coast, completed sea trials and entered service. The third tanker, the Polar Discovery, was christened on April 13, 2002, and is expected to enter service in 2003. ConocoPhillips expects to add a new Endeavour Class tanker to its fleet each year through 2005.

On June 28, 2002, ConocoPhillips and its co-venturers, in conjunction with the government of the Republic of Kazakhstan, declared the Kashagan field on the Kazakhstan shelf in the north

Caspian Sea to be commercial. This declaration of commerciality enabled preparation of a development plan for the Kashagan field. Drilling and testing of appraisal wells by ConocoPhillips and its co-venturers continued during the first nine months of 2002. On October 10, 2002, ConocoPhillips and its co-venturers announced a new hydrocarbon discovery in the Kazakhstan sector of the Caspian Sea. An initial test well, the Kalamkas-1, flowed oil. This well is located adjacent to Kashagan field.

In early September 2002, ConocoPhillips began production from the Hawksley field in the southern sector of the U.K. North Sea. The Hawksley discovery well, 44/17a-6y, was completed in July 2002 in one of five natural gas reservoirs currently being developed by ConocoPhillips as a single, unitized project. ConocoPhillips is the operator and holds a 59.5 percent interest.

In the first half of 2002, Phillips continued pursuing the goal of increasing its presence in high-potential deepwater areas. On June 14, 2002, Phillips signed the Nigeria block 318 production sharing contract with the Nigerian Petroleum Development Company, the exploration and production unit of the state-run Nigerian National Petroleum Corporation. ConocoPhillips is operator of the deepwater block with a 50 percent interest. Phillips was also the high bidder in the central Gulf of Mexico sale for the Lorien prospect located in Green Canyon block 199 and was officially awarded the block during the second quarter of 2002. In early May 2002, initial results showed that the first exploratory well drilled in block 34, offshore Angola, was a dry hole. In view of this information, Phillips re-assessed the fair value of the remainder of the block and determined that its investment in the block was impaired by $77 million, both before- and after-tax. Further technical analysis of the results of this first well continues. The second of three commitment wells in this block is scheduled for drilling in 2003.

Development activity associated with the Bayu-Undan gas recycle project continued in the third quarter of 2002. In the Timor Sea, this involved the drilling of future production wells and the installation of facilities. Fabrication and assembly of platform decks continues in Korea. The project is approximately 65 percent complete and full commercial production is expected to occur as planned in the first quarter of 2004.

Activity associated with the Bayu-Undan pipeline and liquefied natural gas plant currently is focused on preparation of approval documentation and project design. Construction is expected to start in early 2003, following the Timor Sea Treaty ratification.

On July 1, 2002, Phillips purchased 50 percent, or $125 million, of Preferred LLC Interests securities issued by CPChem, the company's 50 percent-owned joint venture which comprises
ConocoPhillips' chemicals segment.


Contingencies

Legal and Tax Matters

ConocoPhillips accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. Based on currently available information, the company believes that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on the company's financial statements.

On June 23, 1999, a flash fire occurred in a reactor vessel at Phillips' K-Resin styrene-butadiene copolymer (SBC) plant at the Houston Chemical Complex. Two individuals employed by a subcontractor, Zachry Construction Corporation (Zachry), were killed and other workers were injured. Ten lawsuits were filed in Texas in connection with the incident, including two actions for wrongful death. All significant litigation arising from this incident has now been resolved.

On March 27, 2000, an explosion and fire occurred at the K-Resin SBC plant due to the overpressurization of an out-of-service butadiene storage tank. One employee was killed and several individuals, including employees of both Phillips and its contractors, were injured. Additionally, individuals who were allegedly in the area of the Houston Chemical Complex at the time of the incident have claimed they suffered various personal injuries due to exposure to the event. The wrongful death claim and the claims of the most seriously injured workers have been resolved. Currently, there are 11 lawsuits pending on behalf of 121 primary plaintiffs. Under the indemnification provisions of subcontracting agreements with Zachry and Brock Maintenance, Inc., Phillips sought indemnification from these subcontractors with respect to claims made by their employees. Although that plant was contributed to CPChem under the Contribution Agreement, ConocoPhillips retains liability for damages arising out of the incident.

Environmental

ConocoPhillips and each of its various businesses are subject to the same numerous international, federal, state, and local environmental laws and regulations as are other companies in the petroleum exploration and production; and refining, marketing and transportation of crude oil and refined products businesses. The most significant of these environmental laws and regulations include, among others, the:

  o  Federal Clean Air Act, which governs air emissions;

  o Federal Clean Water Act, which governs discharges to water bodies;

  o Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatened to occur;

  o Federal Resource Conservation and Recovery Act (RCRA), which governs the treatment, storage, and disposal of solid waste;

  o Federal Oil Pollution Act of 1990 (OPA90) under which owners and operators of onshore facilities and pipelines, lessees or permittees of an area in which an offshore facility is located, and owners and operators of vessels are liable for removal costs and damages that result from a discharge of oil into navigable waters of the United States;

  o  Federal Emergency Planning and Community Right-to-Know Act
     (EPCRA) which requires facilities to report toxic chemical inventories with local emergency planning committees and responses departments;

  o Federal Safe Drinking Water Act which governs the disposal of wastewater in underground injections wells; and

  o U.S. Department of the Interior regulations, which relate to offshore oil and gas operations in U.S. waters and impose liability for the cost of pollution cleanup resulting from the lessee's operations and potential liability for pollution damages.

These laws and their implementing regulations set limits on emissions and, in the case of discharges to water, establish water quality limits. They also, in most cases, require permits in association with new or modified operations. These permits can require an applicant to collect substantial information in connection with the application process, which can be expensive and time-consuming. In addition, there can be delays associated with notice and comment periods and the agency's processing of the application. Many of the delays associated with the permitting process are beyond the control of the applicant.

Many states and foreign countries where ConocoPhillips operates also have, or are developing, similar environmental laws and regulations governing the same types of activities. While similar, in some cases these regulations may impose additional, or more stringent, requirements that can add to the cost and difficulty of marketing or transporting products across state and international borders.

The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor easily determinable as new standards, such as air emission standards, water quality standards and stricter fuel regulations, continue to evolve. However, environmental laws and regulations are expected to continue to have an increasing impact on ConocoPhillips' operations in the United States and in most of the countries in which the company operates. Notable areas of potential impacts include air emission compliance and remediation obligations in the United States. Under the Clean Air Act, the EPA has promulgated a number of stringent limits on air emissions and established a federally mandated operating permit program. Violations of the Clean Air Act are enforceable with civil and criminal sanctions.

The EPA has also promulgated specific rules governing the sulfur content of gasoline, known generically as the "Tier II Sulfur Rules," which become applicable to ConocoPhillips' gasoline as early as 2004. The company is implementing a compliance strategy for meeting the requirements, including the use of ConocoPhillips' proprietary technology known as S Zorb. The company expects to use a combination of technologies to achieve compliance with these rules and has made preliminary estimates of its cost of compliance. These costs will be included in future budgeting for refinery compliance. The EPA has also promulgated sulfur content rules for highway diesel fuel that become applicable in 2006. ConocoPhillips is currently developing and testing an S Zorb system for removing sulfur from diesel fuel.
It is anticipated that S Zorb will be used as part of ConocoPhillips' strategy for complying with these rules. Because the company is still evaluating and developing capital strategies for compliance with the rule, ConocoPhillips cannot provide precise cost estimates at this time, but will do so and report these compliance costs as required by law.

Additional areas of potential air-related impacts to ConocoPhillips are the proposed revisions to the National Ambient Air Quality Standards (NAAQS) and the Kyoto Protocol. In July 1997, the EPA promulgated more stringent revisions to the NAAQS for ozone and particulate matter. Since that time, final adoption of these revisions has been the subject of litigation (American Trucking Association, Inc. et al. v. United States Environmental Protection Agency) that eventually reached the U.S. Supreme Court during fall 2000. In February 2001, the
U.S. Supreme Court remanded this matter, in part, to the EPA to address the implementation provisions relating to the revised ozone NAAQS. If adopted, the revised NAAQS could result in substantial future environmental expenditures for ConocoPhillips.

In 1997, an international conference on global warming concluded an agreement, known as the Kyoto Protocol, which called for reductions of certain emissions that contribute to increases in atmospheric greenhouse gas concentrations. The United States has not ratified the treaty codifying the Kyoto Protocol but may in the future. In addition, other countries where ConocoPhillips has interests, or may have interests in the future, have made commitments to the Kyoto Protocol and are in various stages of formulating applicable regulations. It is not, however, possible to accurately estimate the costs that could be incurred by ConocoPhillips to comply with such regulations, but such expenditures could be substantial.

ConocoPhillips also is subject to certain laws and regulations relating to environmental remediation obligations associated with current and past operations. Such laws and regulations include CERCLA and RCRA and their state equivalents. Remediation obligations include cleanup responsibility arising from petroleum releases from underground storage tanks located at numerous past and present ConocoPhillips owned and/or operated petroleum-marketing outlets throughout the United States. Federal and state laws require that contamination caused by such underground storage tank releases be assessed and remediated to meet applicable standards. In addition to other cleanup standards, many states have adopted cleanup criteria for methyl tertiary butyl ether (MTBE) for both soil and groundwater. MTBE standards continue to evolve, and future environmental expenditures associated with the remediation of MTBE-contaminated underground storage tank sites could be substantial.

RCRA requires permitted facilities to undertake an assessment of environmental conditions at the facility. If conditions warrant, ConocoPhillips may be required to remediate contamination caused by prior operations. In contrast to CERCLA, which is often referred to as "Superfund," the cost of corrective action activities under RCRA corrective action program typically is borne solely by ConocoPhillips. Over the next decade, ConocoPhillips anticipates that significant ongoing expenditures for RCRA remediation activities may be required, but such annual expenditures for the near term are not expected to vary significantly from the range of such expenditures Conoco and Phillips have experienced over the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

ConocoPhillips from time to time receives requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under CERCLA or an equivalent state statute.
On occasion, ConocoPhillips also has been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by ConocoPhillips but allegedly contain wastes attributable to the company's past operations. As of December 31, 2001, Phillips reported it had been notified of potential liability under CERCLA at 29 sites around the United States. Phillips also had been notified of potential liability under comparable state laws at about 11 sites around the United States. At August 30, 2002, the date of the merger between Conoco and Phillips, Conoco had been notified of potential liability under CERCLA and comparable state laws on 24 sites around the United States. At seven of these sites both Conoco and Phillips have been notified of potential liability. The resulting total for both Conoco and Phillips was 57 sites. At September 30, 2002, ConocoPhillips had resolved two of these sites and received no new notices of potential liability leaving approximately 55 sites where ConocoPhillips has been notified of potential liability.

For most Superfund sites, ConocoPhillips' potential liability will be significantly less than the total site remediation costs because the percentage of waste attributable to ConocoPhillips versus that attributable to all other potentially responsible parties is relatively low. Although liability of those potentially responsible is generally joint and several for federal sites and frequently so for state sites, other potentially responsible parties at sites where ConocoPhillips is a party typically have had the financial strength to meet their obligations, and where they have not, or where potentially responsible parties could not be located, ConocoPhillips' share of liability has not increased materially. Many of the sites at which the company is potentially responsible are still under investigation by the EPA or the state agencies concerned. Prior to actual cleanup, those potentially responsible normally assess site conditions, apportion responsibility and determine the appropriate remediation. In some instances, ConocoPhillips may have no liability or attain a settlement of liability. Actual cleanup costs generally occur after the parties obtain EPA or equivalent state agency approval. There are relatively few sites where ConocoPhillips is a major participant, and neither the cost to ConocoPhillips of remediation at those sites nor such cost at all CERCLA sites in the aggregate is expected to have a material adverse effect on the competitive or financial condition of ConocoPhillips.

Remediation Accruals

ConocoPhillips accrues for remediation activities when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. These accrued liabilities are not reduced for potential recoveries from insurers or other third parties and are not discounted (except, if assumed in a purchase business combination, such costs are recorded on a discounted basis). Many of these liabilities result from CERCLA, RCRA and similar state laws that require the company to undertake certain investigative and remedial activities at sites where it conducts, or once conducted, operations or at sites where ConocoPhillips-generated waste was disposed. The accrual also includes a number of sites identified by ConocoPhillips that may require environmental remediation, but which are not currently the subject of CERCLA, RCRA or state enforcement activities. If applicable, undiscounted receivables are accrued for probable insurance or other third-party recoveries. In the future, ConocoPhillips may incur significant costs under both CERCLA and RCRA. Considerable uncertainty exists with respect to these costs, and under adverse changes in circumstances, potential liability may exceed amounts accrued as of September 30, 2002.

Remediation activities vary substantially in duration and cost from site to site, depending on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, and the presence or absence of potentially liable third parties. Therefore, it is difficult to develop reasonable estimates of future site remediation costs.

At September 30, 2002, ConocoPhillips' balance sheet included a total environmental accrual of $826 million, compared with $539 million at December 31, 2001, an increase of $287 million, primarily resulting from the merger with Conoco. The majority of these expenditures are expected to be incurred within the next
30 years.

Notwithstanding any of the foregoing and as with other companies engaged in similar businesses, environmental costs and liabilities are inherent in ConocoPhillips' operations and products, and there can be no assurance that material costs and liabilities will not be incurred. However, ConocoPhillips currently does not expect any material adverse affect upon its results of operations or financial position as a result of compliance with environmental laws and regulations.


OUTLOOK

As part of the ConocoPhillips merger, the FTC required that both Conoco and Phillips divest certain assets, including the Phillips Woods Cross refinery in Salt Lake City, Utah, plus associated assets; Conoco's Commerce City, Colorado refinery and related crude oil pipelines; Phillips' Colorado motor fuel marketing operations; Phillips' refined products terminal in Spokane, Washington; Phillips' propane terminal assets at Jefferson City, Missouri, and at East St. Louis, Illinois; certain of Conoco's midstream natural gas gathering and processing assets in southeast New Mexico; and certain of Conoco's Midstream natural gas gathering assets in West Texas. To date, none of these assets have been sold; however, a potential buyer has been identified for Phillips' propane terminal assets at Jefferson City, Missouri, and East St. Louis, Illinois. The FTC has approved this sale and the transaction is scheduled to close in the fourth quarter of 2002.

Beginning January 1, 2003, ConocoPhillips plans to expense stock options under the guidelines of FASB Statement No. 123, "Accounting for Stock-Based Compensation." ConocoPhillips currently follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," with related interpretations, in accounting for its employee stock options. If ConocoPhillips had expensed stock options under Statement
No. 123 in 2001, the pro forma after-tax expense associated with stock grants made in that year would have been approximately
$52 million, or $.08 diluted earning per share. This pro forma result is based on the assumption that Statement No. 123 was adopted at the beginning of 2001, that vesting periods and grant dates were conformed, and that there were 684 million diluted shares.

Effective January 1, 2002, the Norwegian authorities implemented a production curtailment on the Norwegian Continental shelf to support the efforts of OPEC to stabilize crude prices. ConocoPhillips incurred only minimal impacts to its Norway production volumes during the first nine months of 2002 as a result of these curtailments--less than 1 percent, compared with budgeted volumes. The voluntary curtailments were lifted effective July 1, 2002, and no significant changes are expected during the remainder of the year. In Nigeria, curtailment of oil production from the company's joint-venture operations is expected for the remainder of 2002, in support of OPEC curtailment recommendations.

The Trans-Alaska Pipeline System (TAPS), an 800-mile pipeline system that ties the North Slope of Alaska to the port of Valdez in south-central Alaska, was shut down in early November following a major earthquake in Alaska. No oil leaks, spills or pipeline ruptures were located. Damage was sustained on the structures that support the pipeline. North Slope producers reduced crude oil production to 3 percent of normal volumes during the shutdown, and this limited production was taken into storage facilities on the North Slope. TAPS remained shutdown for approximately 3 days, and was then restarted after all necessary inspections and temporary repairs were made and the pipeline was leak tested. Crude oil inventory levels at Valdez were low when the earthquake occurred so there was not enough inventory at Valdez to maintain regularly scheduled marine vessel loadings. ConocoPhillips estimates that its fourth-quarter 2002 Alaskan production will be reduced by approximately
10,000 barrels per day as a result of the pipeline shut down.

The company now expects its worldwide fourth-quarter 2002 production to be about 1.62 million barrels-of-oil-equivalent per day including the impact of the recent earthquake in Alaska and slight delays in obtaining full production in the United Kingdom. For the full year 2002, with continued curtailments, production of approximately 1.1 million barrels-of-oil-equivalent per day is anticipated.

Crude oil and natural gas prices are subject to external factors over which the company has no control, such as global economic conditions, political events, demand growth, inventory levels, weather, competing fuels prices and availability of supply.
Crude oil prices continued to improve during the third quarter due to oil inventory reductions resulting from the seasonal increase in demand in the face of production restraint by major exporting countries, supply concerns resulting from Middle East tensions, and tropical storms in the U.S. Gulf of Mexico temporarily shutting in oil production and shipping. Global oil demand is starting to recover on a year-over-year basis, compared with the declines that resulted from the U.S. recession and the events of September 11, 2001. However, the pace of improvement will depend on a continuation of the economic recovery in the United States and globally. U.S. natural gas prices declined slightly in the third quarter, versus the second quarter, due to concerns in the market that the U.S. economic recovery would not occur and constrain natural gas demand growth. However, natural gas prices strengthened considerably at the end of the third quarter due to supply concerns exacerbated by tropical storms temporarily shutting in production in the Gulf of Mexico, and rising oil prices.

Refining margins are subject to movements in the price of crude oil and other feedstocks, and the prices of petroleum products, which are subject to market factors over which the company has no control, such as the U.S. and global economies; government regulations; seasonal factors that affect demand, such as the summer driving months; and the levels of refining output and product inventories. Global refining margins remained depressed during the third quarter of 2002 due to weak oil demand, relatively high levels of gasoline and distillate inventories and strengthening crude prices, which increase feedstock costs. As a result of tropical storms in the Gulf of Mexico, industry refining crude oil runs were reduced which caused product inventory draws in the United States and improved refining margins modestly at the end of the third quarter. Marketing margins in the third quarter weakened from the second quarter due to surplus product. Refining and marketing margins can be expected to improve when the U.S. and global economies recover.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. You can identify our forward-looking statements by the words "expects," "anticipates," "intends," "plans," "projects," "believes," "estimates" and similar expressions.

We have based the forward-looking statements relating to ConocoPhillips' operations on its current expectations, estimates and projections about ConocoPhillips and the industries in which it operates in general. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, ConocoPhillips' actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

  o fluctuations in crude oil, natural gas and natural gas liquids prices, refining and marketing margins and margins for ConocoPhillips' chemicals business;

  o changes in the business, operations, results and prospects of ConocoPhillips;

  o the operation and financing of ConocoPhillips' mid-stream and chemicals joint ventures;

  o potential failure to realize fully or within the expected time frame the expected cost savings and synergies from the combination of Conoco and Phillips;

  o costs or difficulties related to the integration of the businesses of Conoco and Phillips, as well as the continued integration of businesses recently acquired by each of them;

  o potential failure or delays in achieving expected reserve or production levels from existing and future oil and gas development projects due to operating hazards, drilling risks and the inherent uncertainties in predicting oil and gas reserves and oil and gas reservoir performance;

  o  unsuccessful exploratory drilling activities;

  o failure of new products and services to achieve market acceptance;

  o unexpected cost increases or technical difficulties in constructing or modifying facilities for exploration and production projects, manufacturing or refining;

  o  unexpected difficulties in manufacturing or refining
     ConocoPhillips' refined products, including synthetic crude oil, and chemicals products;

  o lack of, or disruptions in, adequate and reliable transportation for ConocoPhillips' crude oil, natural gas and refined products;

  o inability to timely obtain or maintain permits, comply with government regulations or make capital expenditures required to maintain compliance;

  o potential disruption or interruption of ConocoPhillips' facilities due to accidents, political events or terrorism;

  o  international monetary conditions and exchange controls;

  o liability for remedial actions, including removal and reclamation obligations, under environmental regulations;

  o  liability resulting from litigation;

  o general domestic and international economic and political conditions, including armed hostilities and governmental disputes over territorial boundaries;

  o changes in tax and other laws or regulations applicable to ConocoPhillips' business; and

  o inability to obtain economical financing for exploration and development projects, construction or modification of facilities and general corporate purposes.

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, ConocoPhillips carried out an evaluation, under the supervision, and with the participation of, the company's Management, including the company's President and Chief Executive Officer, and its Executive Vice President Finance and Chief Financial Officer, of the effectiveness of ConocoPhillips' disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the company's President and Chief Executive Officer and its Executive Vice President Finance and Chief Financial Officer concluded that ConocoPhillips' disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission's rules and forms, of information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act.

There were no significant changes in ConocoPhillips' internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

                   PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following is a description of legal proceedings involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment during this reporting period. The following proceedings include those matters previously reported in Conoco's and Phillips' respective 2001 Forms 10-K, and first- and second- quarter 2002 Forms 10-Q that have not yet been resolved. While it is not possible to predict the outcome of such proceedings, if it were decided adversely to ConocoPhillips, there would be no material effect on the company's consolidated financial position. Nevertheless, such proceedings are reported pursuant to the United States Securities and Exchange Commission's regulations.

On September 27, 2002, the Montana Department of Environmental Quality (MDEQ) issued a Notice of Violation (NOV) to ConocoPhillips. The NOV alleges that on December 13, 2000, Conoco discharged 52,374 gallons of gasoline from Tank 32 at Conoco's Helena, Montana, product storage terminal. The NOV seeks a penalty in the amount of $114,000.

On September 26, 2002, the United States Environmental Protection Agency (EPA) Region 5 filed an Administrative Complaint against Phillips Pipe Line Company styled: In The Matter Of: Phillips Pipe Line Company East St Louis Terminal, Cahokia, Illinois-Proceeding to Assess a Civil Penalty under Section 113(d) of the Clean Air Act, 42 U.S.C. Section 7413(d). The complaint alleges federal clean air act compliance violations associated with a product tank roof seal during the period December 15, 1997 through October 1, 2001. The Complaint seeks a penalty in the amount of $140,570.

On July 15, 2002 the United States filed a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against Conoco and others styled: United States v. City and County of Denver, et al.; U.S. District Court for the District of Colorado. The lawsuit alleges that the United States has incurred unreiumbursed oversight costs at the Lowry Superfund Site located in Arapahoe County, Colorado. The United States seeks recovery of approximately $12.3 million in past oversight costs and a declaratory judgment for future CERCLA response cost liability. Pursuant to the terms of a prior settlement agreement between Conoco, Waste Management and others, Waste Management has assumed Conoco's defense for this matter and it is Conoco's position that Waste Management should indemnify it for any liability arising from this action.

On June 28, 2002, Tosco Corporation, a wholly owned subsidiary of the company, received an administrative civil complaint from the EPA, alleging violation of Emergency Planning and Community Right to Know Act found during an audit of the Los Angeles refinery in March 2000. The complaint seeks a $528,000 penalty. Approximately $176,000 of the proposed penalty is, in Tosco's opinion, attributable to operations of the refinery when it was owned by Unocal, and Unocal has been notified that Tosco would seek reimbursement of such amount under the indemnity provisions in the refinery sale agreement.

On June 24, 2002, Phillips Petroleum Company received a Proposed Agreed Order from the Texas Natural Resource Conservation Commission (TNRCC) proposing a penalty of $400,402 in connection with alleged air emission violations at the company's Borger, Texas, refinery as a result of an inspection conducted by the TNRCC in October 2000.

Conoco conducted negotiations with the EPA and the states of Colorado, Louisiana, Montana, and Oklahoma throughout 2001 as part of EPA's nationwide initiative to enforce federal air regulations at petroleum refineries. In December 2001, Conoco entered into a Consent Decree with the United States, Colorado, Louisiana, Montana, and Oklahoma to reduce emissions from Conoco's Billings, Denver, Lake Charles and Ponca City refineries by a total of 7,500 tons per year over the subsequent seven years. Conoco expects to spend an estimated $95 million to $110 million over that time period to install control technology and equipment to reduce emissions from stacks, vents, valves, heaters, boilers and flares. The Consent Decree required and Conoco has paid a civil penalty of $1.5 million, in addition to requiring $5.1 million to be spent on supplemental environmental projects in Colorado, Louisiana, Montana and Oklahoma. This Consent Decree also resolves certain refinery air compliance issues previously self-disclosed to the state environmental agencies for Colorado, Montana and Oklahoma. Other self-disclosed air compliance issues that were outside the scope of the Consent Decree have been or will be resolved by consent orders entered directly with the appropriate state agency.

During August 2001, the EPA and the U.S. Department of Justice
(DOJ) notified Conoco of their intent to seek sanctions for alleged violations of the Clean Air Act arising from a 1998 Maximum Achievable Control Technology (MACT) compliance test of a flare at Conoco's Denver refinery. The EPA and DOJ seek a cash penalty of $38,775 and the performance of a Supplemental Environmental Project valued at $130,000.

In June of 1997, Conoco experienced pipeline spills on its Seminoe pipeline at Banner, Wyoming, and Lodge Grass, Montana. In response to these spills, the DOJ advised Conoco in August 2000 that the United States is contemplating a legal proceeding under the Clean Water Act against Conoco. Conoco and DOJ are currently in negotiations to resolve these matters.

Additionally, we are subject to various lawsuits and claims including, but not limited to: actions challenging oil and gas royalty and severance tax payments; actions related to gas measurement and valuation methods; actions related to joint interest billings to operating agreement partners; claims for damages resulting from leaking underground storage tanks; and toxic tort claims. As a result of Conoco's separation agreement with DuPont, we also have assumed responsibility for current and future claims related to certain discontinued chemicals and agricultural chemicals businesses operated by Conoco in the past. In general, the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists. The ultimate liabilities resulting from such lawsuits and claims may be material to results of operations in the period in which they are recognized.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

3.1    Restated Certificate of Incorporation of ConocoPhillips
       (incorporated by reference to Exhibit 3.1 to the Current
       Report of ConocoPhillips on Form 8-K filed with the SEC on August 30, 2002, SEC File No. 000-49987).

3.2 By-laws of ConocoPhillips (incorporated by reference to Exhibit 3.3 to the Current Report of ConocoPhillips on
       Form 8-K filed with the SEC on August 30, 2002, SEC File
       No. 000-49987).

10.1   Letter Agreement between Conoco Inc. and Robert E.
       McKee III.

10.2   Letter Agreement between Conoco Inc. and Jim W. Nokes.

12     Computation of Ratio of Earnings to Fixed Charges.

99.1   Certification Pursuant to 18 U.S.C. Section 1350, as
       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2   Certification Pursuant to 18 U.S.C. Section 1350, as
       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ConocoPhillips and its subsidiaries are parties to several long-term debt instruments not registered pursuant to the Securities Exchange Act of 1934. No instrument with respect to such debt is being filed since the total amount of the securities authorized under any such instrument did not exceed 10 percent of the total assets of the company on a consolidated basis. The company hereby agrees to furnish to the U.S. Securities and Exchange Commission upon its request a copy of such instrument defining the rights of the holders of such debt.

Reports on Form 8-K
-------------------

During the three months ended September 30, 2002, Phillips filed two reports on Form 8-K and ConocoPhillips filed one report on Form 8-K.

The first report filed by Phillips was on August 13, 2002, to report in Item 9 the filing of sworn statements with the U.S. Securities and Exchange Commission by Phillips' chief executive and chief financial officers with copies of each sworn statement furnished as Exhibits 99.1 and 99.2.

The second report filed by Phillips was on August 30, 2002, to report in Item 5 the business combination of Phillips and Conoco with and into separate acquisition subsidiaries of ConocoPhillips and included Phillips' press release as Exhibit 99.1.

The third report, filed by ConocoPhillips, was on August 30, 2002, to report the acquisition of Conoco by Phillips in Item 2 and the expected filing date of the Conoco financial statements and the pro forma financial information related to the acquisition in Item 7.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ConocoPhillips



                                       /s/ Rand C. Berney
                                   -----------------------------
                                           Rand C. Berney
                                   Vice President and Controller
                                    (Chief Accounting and Duly
                                        Authorized Officer)

November 13, 2002

                         CERTIFICATIONS

I, J.J. Mulva, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ConocoPhillips;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
   14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
      "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
      Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002




                                     /s/ J. J. Mulva
                            -------------------------------------
                                         J. J. Mulva
                            President and Chief Executive Officer

I, John A. Carrig, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ConocoPhillips;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
   14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
      "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
      Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002




                                      /s/ John A. Carrig
                                 --------------------------------
                                          John A. Carrig
                                 Executive Vice President Finance
                                    and Chief Financial Officer