Form 10-Q/A
period 2003-03-31
CONOCOPHILLIPS
filed 2003-05-21
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

We are amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, to correct a typographical error on the balance sheet included in Item 1. The amount reported under the caption “Accounts payable—related parties” was reported in our original Form 10-Q as $570 million, instead of the correct amount, reported in this amended Form 10-Q, of $510 million.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Operations	ConocoPhillips

	Millions of Dollars

	Three Months Ended
	March 31

	2003	2002**

Revenues
Sales and other operating revenues*	$26,942	8,431
Equity in earnings of affiliates	49	20
Other income	86	29

Total Revenues	27,077	8,480

Costs and Expenses
Purchased crude oil and products	17,685	5,639
Production and operating expenses	1,650	917
Selling, general and administrative expenses	509	264
Exploration expenses	116	163
Depreciation, depletion and amortization	877	406
Taxes other than income taxes*	3,422	914
Accretion on discounted liabilities	33	5
Interest and debt expense	209	107
Foreign currency transaction losses (gains)	(3)	1
Preferred dividend requirements of capital trusts and minority interests	14	13

Total Costs and Expenses	24,512	8,429

Income from continuing operations before income taxes	2,565	51
Provision for income taxes	1,295	149

Income (Loss) From Continuing Operations	1,270	(98)
Income (loss) from discontinued operations	22	(4)

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	1,292	(102)
Cumulative effect of change in accounting principle	145	—

Net Income (Loss)	$1,437	(102)

Income (Loss) Per Share of Common Stock
Basic
Continuing operations	$1.87	(.26)
Discontinued operations	.03	(.01)

Before cumulative effect of change in accounting principle	1.90	(.27)
Cumulative effect of change in accounting principle	.21	—

Net Income (Loss)	$2.11	(.27)

Diluted
Continuing operations	$1.86	(.26)
Discontinued operations	.03	(.01)

Before cumulative effect of change in accounting principle	1.89	(.27)
Cumulative effect of change in accounting principle	.21	—

Net Income (Loss)	$2.10	(.27)

Dividends Paid Per Share of Common Stock	$.40	.36

Average Common Shares Outstanding (in thousands)
Basic	679,538	382,337
Diluted	682,744	382,337

* Includes excise taxes on petroleum products sales	$3,148	764
** Restated for discontinued operations.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars

	March 31	December 31
	2003	2002

Assets
Cash and cash equivalents	$423	307
Accounts and notes receivable (net of allowance of $48 million in 2003 and 2002)	4,061	2,904
Accounts and notes receivable—related parties	1,920	1,476
Inventories	3,988	3,845
Prepaid expenses and other current assets	664	766
Assets of discontinued operations held for sale	1,629	1,605

Total Current Assets	12,685	10,903
Investments and long-term receivables	6,914	6,821
Net properties, plants and equipment	44,282	43,030
Goodwill	14,606	14,444
Intangibles	1,127	1,119
Other assets	504	519

Total Assets	$80,118	76,836

Liabilities
Accounts payable	$6,735	5,949
Accounts payable—related parties	510	303
Notes payable and long-term debt due within one year	844	849
Accrued income and other taxes	3,351	1,991
Other accruals	3,047	3,075
Liabilities of discontinued operations held for sale	578	649

Total Current Liabilities	15,065	12,816
Long-term debt	17,396	18,917
Accrued dismantlement, removal and environmental costs	2,639	1,666
Deferred income taxes	8,550	8,361
Employee benefit obligations	2,597	2,755
Other liabilities and deferred credits	1,948	1,803

Total Liabilities	48,195	46,318

Company-Obligated Mandatorily Redeemable Preferred Securities of Phillips 66 Capital Trust II	350	350

Other Minority Interests	648	651

Common Stockholders’ Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2003—705,350,628 shares; 2002—704,354,839 shares)
Par value	7	7
Capital in excess of par	25,205	25,178
Compensation and Benefits Trust (CBT) (at cost: 2003 and 2002—26,785,094 shares)	(907)	(907)
Accumulated other comprehensive income (loss)	9	(164)
Unearned employee compensation—Long-Term Stock Savings Plan (LTSSP)	(213)	(218)
Retained earnings	6,824	5,621

Total Common Stockholders’ Equity	30,925	29,517

Total	$80,118	76,836

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars

	Three Months Ended
	March 31

	2003	2002*

Cash Flows From Operating Activities
Income (loss) from continuing operations	$1,270	(98)
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
Non-working capital adjustments
Depreciation, depletion and amortization	877	406
Dry hole costs and leasehold impairments	40	109
Accretion on discounted liabilities	33	5
Deferred taxes	236	(81)
Other	67	147
Working capital adjustments**
Decrease in aggregate balance of accounts receivable sold	(266)	(102)
Increase in other accounts and notes receivable	(1,287)	(289)
Decrease (increase) in inventories	(140)	98
Decrease in prepaid expenses and other current assets	35	55
Increase in accounts payable	972	214
Increase in taxes and other accruals	1,398	108

Net cash provided by continuing operations	3,235	572
Net cash provided by (used in) discontinued operations	(56)	7

Net Cash Provided by Operating Activities	3,179	579

Cash Flows From Investing Activities
Capital expenditures and investments, including dry hole costs	(1,309)	(645)
Proceeds from asset dispositions	121	45
Long-term advances to affiliates and other investments	(28)	(12)

Net cash used in continuing operations	(1,216)	(612)
Net cash used in discontinued operations	(17)	(12)

Net Cash Used in Investing Activities	(1,233)	(624)

Cash Flows From Financing Activities
Issuance of debt	269	243
Repayment of debt	(1,825)	(39)
Issuance of company common stock	19	25
Redemption of company common stock	(1)	—
Dividends paid on common stock	(271)	(138)
Other	(21)	(18)

Net cash provided by (used in) continuing operations	(1,830)	73

Net Cash Provided by (Used in) Financing Activities	(1,830)	73

Net Change in Cash and Cash Equivalents	116	28
Cash and cash equivalents at beginning of period	307	142

Cash and Cash Equivalents at End of Period	$423	170

*    Restated for discontinued operations.
** Net of acquisition and disposition of businesses.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

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

CONOCOPHILLIPS

/s/ Rand C. Berney

Rand C. Berney Vice President and Controller (Chief Accounting and Duly Authorized Officer)

May 20, 2003

CERTIFICATIONS

I, J.J. Mulva, certify that:

1.	I have reviewed this amended quarterly report on Form 10-Q of ConocoPhillips;

2.	Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the “Evaluation Date”); and

c)	presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ J. J. Mulva

J. J. Mulva President and Chief Executive Officer

I, John A. Carrig, certify that:

1.	I have reviewed this amended quarterly report on Form 10-Q of ConocoPhillips;

2.	Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the “Evaluation Date”); and

c)	presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

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