Form 10-Q
period 2004-03-31
CONOCOPHILLIPS
filed 2004-05-07
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-49987

ConocoPhillips

(Exact name of registrant as specified in its charter)

Delaware	01-0562944
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 685,834,267 shares of common stock, $.01 par value, outstanding at March 31, 2004.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended
	March 31
	2004	2003 **

Revenues
Sales and other operating revenues*	$29,800	26,940
Equity in earnings of affiliates	269	49
Other income	148	79

Total Revenues	30,217	27,068

Costs and Expenses
Purchased crude oil and products	19,685	17,672
Production and operating expenses	1,719	1,670
Selling, general and administrative expenses	464	447
Exploration expenses	143	116
Depreciation, depletion and amortization	918	859
Property impairments	31	28
Taxes other than income taxes*	4,114	3,422
Accretion on discounted liabilities	36	33
Interest and debt expense	145	239
Foreign currency transaction losses (gains)	(16)	6
Minority interests	14	7

Total Costs and Expenses	27,253	24,499

Income from continuing operations before income taxes	2,964	2,569
Provision for income taxes	1,361	1,306

Income From Continuing Operations	1,603	1,263
Income from discontinued operations	13	53

Income before cumulative effect of changes in accounting principles	1,616	1,316
Cumulative effect of changes in accounting principles	—	(95)

Net Income	$1,616	1,221

Income Per Share of Common Stock
Basic
Continuing operations	$2.34	1.86
Discontinued operations	.02	.08

Before cumulative effect of changes in accounting principles	2.36	1.94
Cumulative effect of changes in accounting principles	—	(.14)

Net Income	$2.36	1.80

Diluted
Continuing operations	$2.31	1.85
Discontinued operations	.02	.08

Before cumulative effect of changes in accounting principles	2.33	1.93
Cumulative effect of changes in accounting principles	—	(.14)

Net Income	$2.33	1.79

Dividends Paid Per Share of Common Stock	$.43	.40

Average Common Shares Outstanding (in thousands)
Basic	685,541	679,538
Diluted	694,498	682,744

*Includes excise, value added and other similar taxes on petroleum products sales:	$3,822	3,148
**Restated for adoption of FIN 46.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	March 31	December 31
	2004	2003

Assets
Cash and cash equivalents	$659	490
Accounts and notes receivable (net of allowance of $48 million in 2004 and $43 million in 2003)	3,712	3,606
Accounts and notes receivable—related parties	2,680	1,399
Inventories	4,360	3,957
Prepaid expenses and other current assets	733	876
Assets of discontinued operations held for sale	776	864

Total Current Assets	12,920	11,192
Investments and long-term receivables	7,170	7,258
Net properties, plants and equipment	47,704	47,428
Goodwill	15,092	15,084
Intangibles	1,105	1,085
Other assets	438	408

Total Assets	$84,429	82,455

Liabilities
Accounts payable	$6,997	6,598
Accounts payable—related parties	539	301
Notes payable and long-term debt due within one year	1,441	1,440
Accrued income and other taxes	3,240	2,676
Other accruals	2,303	2,817
Liabilities of discontinued operations held for sale	182	179

Total Current Liabilities	14,702	14,011
Long-term debt	15,668	16,340
Asset retirement obligations and accrued environmental costs	3,607	3,603
Deferred income taxes	8,911	8,565
Employee benefit obligations	2,497	2,445
Other liabilities and deferred credits	2,278	2,283

Total Liabilities	47,663	47,247

Minority Interests	946	842

Common Stockholders’ Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2004—711,135,581 shares; 2003—708,085,097 shares)
Par value	7	7
Capital in excess of par	25,587	25,361
Compensation and Benefits Trust (CBT) (at cost: 2004 and 2003—25,301,314)	(857)	(857)
Accumulated other comprehensive income	797	821
Unearned employee compensation	(270)	(200)
Retained earnings	10,556	9,234

Total Common Stockholders’ Equity	35,820	34,366

Total	$84,429	82,455

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Three Months Ended
	March 31
	2004	2003 **

Cash Flows From Operating Activities
Income from continuing operations	$1,603	1,263
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
Non-working capital adjustments
Depreciation, depletion and amortization	918	859
Property impairments	31	28
Dry hole costs and leasehold impairments	87	40
Accretion on discounted liabilities	36	33
Deferred taxes	360	243
Undistributed equity earnings	(181)	18
Gain on asset dispositions	(82)	(56)
Other	70	56
Working capital adjustments*
Decrease in aggregate balance of accounts receivable sold	(750)	(2)
Increase in other accounts and notes receivable	(639)	(1,551)
Increase in inventories	(401)	(140)
Decrease in prepaid expenses and other current assets	135	27
Increase in accounts payable	694	971
Increase in taxes and other accruals	184	1,331

Net cash provided by continuing operations	2,065	3,120
Net cash provided by discontinued operations	8	—

Net Cash Provided by Operating Activities	2,073	3,120

Cash Flows From Investing Activities
Cash consolidated from adoption of FIN 46	—	225
Capital expenditures and investments, including dry hole costs	(1,481)	(1,308)
Proceeds from asset dispositions	449	125
Long-term advances to affiliates and other investments	(44)	(28)

Net cash used in continuing operations	(1,076)	(986)
Net cash used in discontinued operations	(1)	(26)

Net Cash Used in Investing Activities	(1,077)	(1,012)

Cash Flows From Financing Activities
Issuance of debt	—	269
Repayment of debt	(722)	(1,838)
Issuance of company common stock	112	19
Dividends paid on common stock	(294)	(271)
Other	89	(8)

Net cash used in continuing operations	(815)	(1,829)

Net Cash Used in Financing Activities	(815)	(1,829)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12)	57

Net Change in Cash and Cash Equivalents	169	336
Cash and cash equivalents at beginning of period	490	307

Cash and Cash Equivalents at End of Period	$659	643

  *Net of acquisition and disposition of businesses.
**Restated for adoption of FIN 46.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

Note 1—Interim Financial Information

The financial information for the interim periods presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of ConocoPhillips and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature. These interim financial statements should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes included in ConocoPhillips’ 2003 Annual Report on Form 10-K. Certain amounts in the 2003 financial statements included in this report on Form 10-Q have been reclassified to conform to ConocoPhillips’ 2004 presentation and restated for the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46).

Note 2—Revenue Recognition Policy

Revenues associated with the sale of crude oil, natural gas, natural gas liquids, petroleum and chemical products, and other items are recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery of goods occurs immediately or within a fixed delivery schedule that is reasonable and customary in the industry. Revenues include the sales portion of contracts involving purchases and sales necessary to reposition supply to address location, quality or grade requirements (e.g., when we reposition crude by entering into a contract with a counterparty to sell crude in one location and purchase it in a different location) and sales related to purchase for resale activity. Revenues from the production of natural gas properties, in which we have an interest with other producers, are recognized based on the actual volumes we sold during the period. Any differences between volumes sold and entitlement volumes, based on our net working interest, which are deemed non-recoverable through remaining production, are recognized as accounts receivable or accounts payable, as appropriate. Cumulative differences between volumes sold and entitlement volumes are generally not significant. Revenues associated with royalty fees from licensed technology are recorded based either upon volumes produced by the licensee or upon the successful completion of all substantive performance requirements related to the installation of licensed technology.

Note 3—Changes in Accounting Principles

Accounting for Asset Retirement Obligations
Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which applied to legal obligations associated with the retirement and removal of long-lived assets. The cumulative effect of the change increased 2003 net income by $145 million (after reduction of income taxes of $21 million).

Consolidation of Variable Interest Entities
In January 2003, the FASB issued FIN 46 to expand existing accounting guidance about when a company should include in its consolidated financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB issued a revision to FIN 46 to clarify some of the provisions and to exempt certain entities from its guidance. The consolidation requirements of FIN 46, as revised, apply to all special purpose entities for periods ending after December 15, 2003. For all other types of variable interest entities the consolidation requirement applies for periods ending after March 15, 2004.

In the third quarter of 2003, with retroactive application to January 1, 2003, we adopted FIN 46 for variable interest entities (VIEs) involving synthetic leases and certain other financing structures, and accordingly, our financial statements for the first quarter of 2003 have been restated from amounts previously reported in the financial statements included in our Form 10-Q for the quarter ended March 31, 2003. The cumulative effect of this adoption of FIN 46 decreased 2003 net income $240 million (after an income tax benefit of $145 million). We consolidated all VIEs created prior to February 1, 2003 (except as noted below), in which we concluded we were the primary beneficiary. In addition, we deconsolidated an entity where we determined we were not the primary beneficiary. The provisions of FIN 46, which became effective for periods ending after March 15, 2004, did not change our analysis on any of the entities we consolidated or deconsolidated in 2003.

In February 2003, we entered into two agreements establishing separate guarantee facilities of $50 million each for two liquefied natural gas ships that were then under construction. Subject to the terms of each facility, we will be required to make payments should the charter revenue generated by the respective ship fall below certain specified minimum thresholds, and we will receive payments to the extent that such revenues exceed those thresholds. The net maximum future payments over the 20-year terms of the two agreements could be up to an aggregate of $100 million. Actual gross payments over the 20 years could exceed that amount to the extent revenues are received by us. In September 2003, the first ship was delivered to its owner and the second ship is scheduled for delivery to its owner in 2005. At December 31, 2003, we reported these two entities could potentially be VIEs, but that we had been unable to obtain sufficient information to confirm that the entities are VIEs or to determine if we were the primary beneficiary. In the first quarter of 2004, we received the required information related to the entity associated with the first ship and determined that it is a VIE; however, we are not the primary beneficiary and therefore will not consolidate the entity. With regard to the second ship, we will have a variable interest in the associated entity once the ship is delivered to its owner in 2005. At that time, we will determine if the entity is a VIE, and if we are the primary beneficiary. We will continue to account for these agreements as guarantees and contingent liabilities. See Note 10—Guarantees for additional information.

Note 4—Discontinued Operations

During 2003 and the first quarter of 2004, we disposed of or held for sale certain midstream, refining and marketing assets, which are classified as discontinued operations. In January 2004, we signed agreements to sell our Mobil-branded marketing assets on the East Coast in two separate transactions. The closing for one of these transactions took place in April 2004. Closing of the other transaction is subject to customary government and regulatory reviews and other closing conditions and is expected to close in the second quarter of 2004. Discussions are under way with potential buyers for the remaining marketing assets held for sale, and we expect to complete the sale of these assets in 2004.

Sales and other operating revenues and income from discontinued operations were as follows:

	Millions of Dollars
	Three Months Ended
	March 31
	2004	2003

Sales and other operating revenues from discontinued operations	$578	2,182

Income from discontinued operations before-tax	$21	88
Income tax expense	8	35

Income from discontinued operations	$13	53

The major classes of assets and liabilities of discontinued operations held for sale were as follows:

	Millions of Dollars
	March 31	December 31
	2004	2003

Assets
Net properties, plants and equipment	$771	857
Other assets	5	7

Assets of discontinued operations	$776	864

Liabilities
Deferred income taxes, other liabilities and deferred credits	$182	179

Liabilities of discontinued operations	$182	179

Note 5—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31	December 31
	2004	2003

Crude oil and petroleum products	$3,878	3,467
Materials, supplies and other	482	490

	$4,360	3,957

Inventories valued on a last-in, first-out (LIFO) basis totaled $3,699 million and $3,224 million at March 31, 2004, and December 31, 2003, respectively. The remainder of our inventories are valued under various methods, including first-in, first-out and weighted average. The excess of current replacement cost over LIFO cost of inventories was $1,665 million and $1,421 million at March 31, 2004, and December 31, 2003, respectively.

Note 6—Properties, Plants and Equipment

Properties, plants and equipment included the following:

	Millions of Dollars
	March 31	December 31
	2004	2003

Properties, plants and equipment (at cost)	$62,880	61,839
Less: accumulated depreciation, depletion and amortization	15,176	14,411

	$47,704	47,428

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective on July 1, 2001, and January 1, 2002, respectively. The Securities and Exchange Commission (SEC) requested the Emerging Issues Task Force (EITF) to consider the issue of whether SFAS Nos. 141 and 142 require interests held under oil, gas and mineral leases to be separately classified as intangible assets on the balance sheets of companies in the extractive industries. Historically, in accordance with SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” we have capitalized the cost of oil and gas leasehold interests and, consistent with industry practice, reported these assets as part of tangible Exploration and Production (E&P) properties, plants and equipment.

At its March 2004 meeting, the EITF reached a consensus that all mineral rights should be considered tangible assets for accounting purposes. The EITF acknowledged that this consensus would require an amendment to SFAS Nos. 141 and 142 to remove mineral rights as an example of an intangible asset. In April 2004, the FASB issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1, which amended SFAS Nos. 141 and 142 to remove mineral rights as an example of an intangible asset consistent with the EITF’s consensus.

E&P properties, plants and equipment at March 31, 2004, and December 31, 2003, included approximately $10.0 billion and $10.5 billion, respectively, of mineral rights to extract oil and gas, net of accumulated depletion.

Property Impairments—In the first quarter of 2004, we recorded property impairments of $31 million related to planned dispositions in our Midstream, E&P and Refining and Marketing (R&M) segments. In the first quarter of 2003, property impairments of $28 million were recorded in our E&P segment, also mainly related to planned dispositions.

Note 7—Restructuring

As a result of the 2002 merger of Conoco Inc. and Phillips Petroleum Company that formed ConocoPhillips, we recognized an estimated restructuring liability for anticipated employee severance payments and incremental pension and medical plan benefit costs associated with work force reductions, site closings, and Conoco employee relocations. In connection with this program, we recorded accruals in 2002 of $770 million and in 2003, as individual components of the restructuring program were finalized, we recorded an additional $350 million, of which $46 million was accrued in the first quarter. Included in the total 2002 and 2003 accruals of $1,120 million was a $290 million expense related to pension and other postretirement benefits that will be paid in conjunction with other retirement benefits over a number of future years. This is reported as part of our employee benefit plan obligations. Of the $46 million accrued in the first quarter of 2003, $44 million was reflected as a purchase price adjustment in the consolidated financial statements and $2 million was reflected in selling, general and administrative expense and production and operating expense. Included in the total accruals of $46 million was a $7 million expense related to pension and other postretirement benefits. In the first three months of 2004, we recorded additional accruals totaling $18 million, which were reflected in the consolidated financial statements as selling, general and administrative expense and production and operating expense. Included in the total accruals of $18 million was a $4 million expense related to pension and postretirement benefits. A roll-forward of activity during the first quarter of 2004 is provided below for the nonpension portion of the accruals, which primarily consists of severance-related benefits to be provided based on agreed upon payment schedules to approximately 3,900 employees worldwide, most of whom are in the United States, as well as other merger-related expenses.

	Millions of Dollars
	Reserve at	First Quarter 2004		Reserve at
	December 31, 2003	Accrual	Payments	March 31, 2004
Conoco	$83	(7)	(42)	34
Phillips	164	21	(98)	87

Total	$247	14	(140)	121

The ending accrual balance at March 31, 2004, is expected to be extinguished within one year, except for $49 million, which is classified as long-term. Approximately 900 employees were terminated during the first quarter of 2004 and approximately 3,900 employees have been terminated since the restructuring program was implemented.

Note 8—Debt

At March 31, 2004, we had four bank credit facilities in place, totaling $4 billion, available for use either as direct bank borrowings or as support for the issuance of up to $4 billion in commercial paper, a portion of which may be denominated in other currencies (limited to euro 3 billion equivalent). The facilities included a $1.5 billion, 364-day revolving credit facility expiring on October 13, 2004, a $500 million five-year facility expiring in October 2008, and two revolving credit facilities totaling $2 billion expiring in October 2006. At March 31, 2004, we had no debt outstanding under these credit facilities, and no commercial paper outstanding, compared with $709 million at December 31, 2003. The commercial paper is supported 100 percent by the credit facilities and the amount approximates fair value. In addition, one of our Norwegian subsidiaries has two $300 million revolving credit facilities that expire in June 2004, under which no borrowings were outstanding at March 31, 2004.

In April 2004, we paid off the $1,350 million aggregate principal amount of our 5.90% Notes due 2004 at maturity by using the proceeds from issuing commercial paper.

Note 9—Contingencies

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

Environmental—We are subject to federal, state and local environmental laws and regulations. These may result in obligations to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. When we prepare our financial statements, we record accruals for environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into consideration the likely effects of societal and economic factors. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency (EPA) or other organizations. We also consider unasserted claims in our determination of environmental liabilities and we accrue them in the period that they become both probable and reasonably estimable.

Although liability of those potentially responsible for environmental remediation costs is generally joint and several for federal sites and frequently so for state sites, we are usually only one of many companies cited at a particular site. Due to the joint and several liabilities, we could be responsible for all of the cleanup costs related to any site at which we have been designated as a potentially responsible party. If we were solely responsible, the costs, in some cases, could be material to our, or one of our segments’, results of operations, capital resources or liquidity. However, settlements and costs incurred in matters that previously have been resolved have not been material to our results of operations or financial condition. We have been successful to date in sharing cleanup costs with other financially sound companies. Many of the sites at which we are potentially responsible are still under investigation by the EPA or the state agencies concerned. Prior to actual cleanup, those potentially responsible normally assess the site conditions, apportion responsibility and determine the appropriate remediation. In some instances, we may have no liability or may attain a settlement of liability. Where it appears that other potentially responsible parties may be financially unable to bear their proportional share, we consider this inability in estimating our potential liability and we adjust our accruals accordingly.

As a result of various acquisitions in the past, we assumed certain environmental obligations. Some of these environmental obligations are mitigated by indemnifications made by others for our benefit and some of the indemnifications are subject to dollar and time limits. We have not recorded accruals for any potential contingent liabilities that we expect to be funded by the prior owners under these indemnifications.

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those assumed in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. At March 31, 2004, ConocoPhillips’ balance sheet included a total environmental accrual of $1,117 million, compared with $1,119 million at December 31, 2003. We expect to incur the majority of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Other Legal Proceedings—We are a party to a number of other legal proceedings pending in various courts or agencies for which, in some instances, no provision has been made.

Other Contingencies—We have contingent liabilities resulting from throughput agreements with pipeline and processing companies. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized by ConocoPhillips. In addition, we have performance obligations that are secured by unused letters of credit and various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business.

Note 10—Guarantees

At March 31, 2004, we were liable for certain contingent obligations under various contractual arrangements as described below. We are required to recognize a liability at inception for the fair value of our obligation as a guarantor for guarantees issued or modified after December 31, 2002. Unless the carrying amount of the liability is noted, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial.

Construction Completion Guarantees

•	We have a construction completion guarantee related to debt and bond financing arrangements secured by the Merey Sweeny, L.P. (MSLP) joint-venture project at the Sweeny refinery in Old Ocean, Texas. The maximum potential amount of future payments under the guarantee, including joint-and-several debt at its gross amount, is estimated to be $400 million, assuming that completion certification is not achieved. Of this amount, $200 million is attributable to Petroleos de Venezuela S.A., which has an indirect 50 percent interest in MSLP, and which is jointly-and-severally liable for the debt. If completion certification is not achieved by June 18, 2004, the full debt balance could be called. However, MSLP has received the required permit for the new waste water pipeline and has resolved issues in placing its insurance program, and therefore, expects to achieve completion certification in the second quarter. If completion certification is achieved the debt becomes nonrecourse.

•	We also issued a construction completion guarantee related to debt financing arrangements for the Hamaca Holding LLC joint-venture project in Venezuela. The maximum potential amount of future payments under the guarantee is estimated to be $440 million, which could be payable if the full debt financing capacity is utilized and startup and completion of the Hamaca project is not achieved by October 1, 2005. The project financing debt will be nonrecourse upon startup and completion certification.

Guarantees of Joint-Venture Debt

•	At March 31, 2004, we had guarantees of about $330 million outstanding for our portion of joint-venture debt obligations, which have terms of up to 22 years. Included in these outstanding guarantees was $140 million associated with the Polar Lights Company joint venture in Russia. Payment will be required if the joint venture defaults on its debt obligations.

Other Guarantees

•	In addition to the construction completion guarantee explained above, the MSLP agreement also requires the partners in the venture to pay cash calls as required to meet the minimum operating requirements of the venture, in the event revenues do not cover expenses over the next 20 years. Our maximum potential future payments under the agreement are estimated to be $300 million, assuming MSLP does not earn any revenue over the entire period and fixed costs cannot be reduced. To the extent revenue is generated by the venture or fixed costs are reduced, future required payments would be reduced accordingly.

•	In February 2003, we entered into two agreements establishing separate guarantee facilities for $50 million each for two liquefied natural gas vessels. Subject to the terms of each such facility, we will be required to make payments should the charter revenue generated by the respective ship fall below certain specified minimum thresholds, and we will receive payments to the extent that such revenues exceed those thresholds. The net maximum future payments that we may have to make over the 20-year terms of the two agreements could be up to an aggregate of $100 million. Actual gross payments over the 20 years could exceed that amount to the extent cash is received by us. In the event either ship is sold or a total loss occurs, we also may have recourse to the sales or insurance proceeds to recoup payments made under the guarantee facilities. In April 2003, based on the then current market view of both long-term and short-term shipping capacity, rates, and utilization probability, we estimated the fair value of the liability under these guarantee facilities to be immaterial. In September 2003, the first ship was delivered to its owner and the second ship is scheduled for delivery to its owner in 2005. With respect to the first ship, the amount drawn under the guarantee facility at March 31, 2004, was less than $1 million.

•	We have other guarantees totaling $190 million, which consist primarily of dealer and jobber loan guarantees to support our marketing business, a guarantee supporting a lease assignment on a corporate aircraft, a guarantee associated with a pending lawsuit and guarantees of lease payment obligations for a joint venture. The carrying amount recorded for these other guarantees as of March 31, 2004, was $13 million. These guarantees generally extend up to 15 years and payment would only be required if the dealer, jobber or lessee goes into default, or if an adverse decision occurs in the lawsuit.

Indemnifications

•	Over the years, we have entered into various agreements to sell ownership interests in certain corporations and joint ventures. In addition, we entered into a Tax Sharing Agreement in 1998 related to Conoco’s separation from DuPont. These agreements typically include indemnifications for additional taxes determined to be due under the relevant tax law, in connection with operations for years prior to the sale or separation. Generally, the obligation extends until the related tax years are closed. The maximum potential amount of future payments under the indemnifications is the amount of additional tax determined to be due under relevant tax law and the various agreements. Amounts estimated to be due under the agreements have been accrued and we believe it is remote that settlement of the ultimate obligations would exceed the current accruals by an amount that would have a material adverse impact on our financial statements.

•	During 2003 and in the first quarter of 2004, we sold several assets, including FTC-mandated sales of downstream and midstream assets, certain exploration and production assets, and downstream retail and wholesale sites, giving rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, environmental liabilities, underground storage tank repairs or replacements, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications as of March 31, 2004, was $214 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information that the liability is essentially relieved or amortize over an appropriate time period as the fair value of our indemnification exposure declines over time. Although it is reasonably possible that future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the carrying amount recorded was $86 million of environmental accruals for known contamination that is included in asset retirement obligations and accrued environmental costs at March 31, 2004. For additional information about environmental liabilities, see Note 9—Contingencies.

•	As part of our normal ongoing business operations and consistent with industry practice, we enter into numerous agreements with other parties, which apportion future risks among the parties to the transaction or relationship governed by the agreements. One method of apportioning risk is the inclusion of provisions requiring one party to indemnify the other against losses that might otherwise be incurred by the other party in the future. Many of our agreements contain an indemnity or indemnities that require us to perform certain acts, such as remediation, as a result of the occurrence of a triggering event or condition. In some instances we indemnify third parties against losses resulting from certain events or conditions that arise out of the operations of our equity affiliates.

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

Because many of our indemnity obligations are not limited in duration or potential monetary exposure, we cannot calculate a reasonable estimate of the maximum potential amount of future payments that could be paid under our indemnity obligations stemming from all our existing agreements. The carrying amount recorded for these indemnifications as of March 31, 2004, was $224 million, which is for known contamination and is included in asset retirement obligations and accrued environmental costs. For additional information about environmental liabilities and contingencies, see Note 9—Contingencies.

Note 11—Other Comprehensive Income

ConocoPhillips’ other comprehensive income was as follows:

	Millions of Dollars
	Three Months Ended
	March 31
	2004	2003

Net income	$1,616	1,221
After-tax changes in:
Minimum pension liability adjustment	(1)	6
Foreign currency translation adjustments	—	137
Unrealized gain (loss) on securities	1	(1)
Hedging activities	—	3
Equity affiliates:
Foreign currency translation	(24)	32
Derivatives related	—	2

	$1,592	1,400

Accumulated other comprehensive income in the equity section of the balance sheet included:

	Millions of Dollars
	March 31	December 31
	2004	2003

Minimum pension liability adjustment	$(69)	(68)
Foreign currency translation adjustments	735	735
Unrealized gain on securities	6	5
Deferred net hedging gain	2	2
Equity affiliates:
Foreign currency translation	126	150
Derivatives related	(3)	(3)

	$797	821

Note 12—Supplemental Cash Flow Information

	Millions of Dollars
	Three Months Ended
	March 31
	2004	2003

Non-Cash Investing and Financing Activities
Increase in properties, plants and equipment in exchange for related increase in asset retirement obligations associated with the initial implementation of SFAS No. 143	$—	1,229
Increase in properties, plants and equipment related to the implementation of FIN 46	—	940
Increase in long-term debt through the implementation and continuing application of FIN 46	—	2,774
Increase in assets of discontinued operations held for sale related to implementation of FIN 46	—	726

Cash Payments
Interest	$13	79
Income taxes	373	199

Note 13—Sales of Receivables

At March 31, 2004, certain credit card and trade receivables had been sold to a Qualifying Special Purpose Entity (QSPE) in a revolving-period securitization arrangement. This arrangement provides for us to sell, and the QSPE to purchase, certain receivables, and for the QSPE to then issue beneficial interests of up to $1.2 billion to five bank-sponsored entities. All five bank-sponsored entities are multi-seller conduits with access to the commercial paper market and purchase interests in similar receivables from numerous other companies unrelated to us. We have no ownership interests, nor any variable interests, in any of the bank-sponsored entities. As a result, we do not consolidate any of these entities. Furthermore, we do not consolidate the QSPE because it meets the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to be excluded from the consolidated financial statements of ConocoPhillips.

At March 31, 2004, and December 31, 2003, the QSPE had issued beneficial interests to the bank-sponsored entities of $450 million and $1.2 billion, respectively. The receivables transferred to the QSPE meet the isolation requirements and other requirements of SFAS No. 140 to be accounted for as sales and were accounted for accordingly.

We retain beneficial interests in the QSPE that are subordinate to the beneficial interests issued to the bank-sponsored entities. These retained interests, which are reported on the balance sheet in accounts and notes receivable—related parties, were $2.3 billion at March 31, 2004, and $1.3 billion at December 31, 2003. We also retain servicing responsibility related to the sold receivables, which gives us certain rights and abilities, the fair value of which approximates the fair value of the liability incurred for continuing to service the receivables. The carrying value of our subordinated beneficial interests in the QSPE approximates fair market value due to the very short term of the underlying assets, which makes fair value stress testing for disclosure purposes unnecessary.

Total cash flows received from and paid under the securitization arrangements were as follows:

	Millions of Dollars
	2004	2003

Receivables sold at beginning of year	$1,200	1,323
New receivables sold	3,150	6,304
Cash collections remitted	(3,900)	(6,306)

Receivables sold at March 31	$450	1,321

Discounts and other fees paid on revolving balances	$2	5

The decrease in cash flow activity in 2004 was primarily due to reductions in the average level of beneficial interests issued to the bank-sponsored entities.

At December 31, 2003, we had sold $226 million of receivables under factoring arrangements. We retain servicing responsibility related to these sold receivables, which gives us certain benefits, the fair value of which approximates the fair value of the liability incurred for continuing to service the receivables. At March 31, 2004, we had no receivables outstanding under similar arrangements.

Note 14—Employee Benefit Plans

Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
Three Months Ended	March 31				March 31
	2004		2003		2004	2003
	U.S.	Int'l.	U.S.	Int'l.
Components of Net Periodic Benefit Cost
Service cost	$37	16	33	12	5	4
Interest cost	44	28	49	16	15	15
Expected return on plan assets	(26)	(23)	(22)	(14)	—	—
Amortization of prior service cost	1	2	1	1	5	5
Recognized net actuarial loss	13	10	17	3	2	1

Net periodic benefit costs	$69	33	78	18	27	25

We recognized pension settlement losses of $4 million and $9 million in the first quarters of 2004 and 2003, respectively, due to high levels of lump sum elections by new retirees in certain plans.

We have elected to defer financial recognition of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 until the FASB issues final accounting guidance. When issued, that final guidance could require us to change previously reported information. This deferral is permitted under FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”

Stock-Based Compensation

Effective January 1, 2003, we voluntarily adopted the fair-value accounting method provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Using the SFAS No. 123 prospective transition method, we apply the fair-value accounting method and recognize compensation expense equal to the fair-market value on the grant date for all stock options granted or modified after December 31, 2002.

Employee stock options granted prior to 2003 continue to be accounted for under Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is generally recognized under APB No. 25. The following table displays pro forma information as if provisions of SFAS No. 123 had been applied to all employee stock options granted:

	Millions of Dollars
	Three Months Ended
	March 31
	2004	2003

Net income, as reported	$1,616	1,221
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	13	9
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	16	17

Pro forma net income	$1,613	1,213

Earnings per share:
Basic—as reported	$2.36	1.80
Basic—pro forma	2.35	1.79
Diluted—as reported	2.33	1.79
Diluted—pro forma	2.32	1.78

Note 15—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended
	March 31
	2004	2003

Operating revenues (a)	$1,085	1,087
Purchases (b)	899	885
Operating expenses and selling, general and administrative expenses (c)	186	138
Net interest (income) expense (d)	(7)	(13)

(a)	Our Exploration and Production (E&P) segment sells natural gas to Duke Energy Field Services, LLC (DEFS) and crude oil to the Malaysian Refining Company Sdn. Bhd (Melaka), among others, for processing and marketing. Natural gas liquids, solvents and petrochemical feedstocks are sold to Chevron Phillips Chemical Company LLC (CPChem) and refined products are sold primarily to CFJ Properties. Also, we charge several of our affiliates including CPChem, MSLP, and Hamaca Holding LLC for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)	We purchase natural gas and natural gas liquids from DEFS and CPChem for use in our refinery processes and other feedstocks from various affiliates. We purchase upgraded crude oil from Petrozuata C.A. and refined products from Melaka. We also pay fees to various pipeline equity companies for transporting finished refined products.

(c)	We pay processing fees to various affiliates, the most significant being MSLP. Additionally, we pay crude oil transportation fees to pipeline equity companies, and commissions to the receivable monetization QSPE.

(d)	We pay and/or receive interest to/from various affiliates including the receivable monetization QSPE.

Elimination of our equity percentage share of profit or loss on the above transactions was not material.

Note 16—Segment Disclosures and Related Information

We have organized our reporting structure based on the grouping of similar products and services, resulting in five operating segments:

(1)	Exploration and Production (E&P)—This segment primarily explores for and produces crude oil, natural gas and natural gas liquids on a worldwide basis. At March 31, 2004, E&P was producing in the United States, Norway, the United Kingdom, Canada, Nigeria, Venezuela, offshore Timor Leste in the Timor Sea, Australia, China, Indonesia, the United Arab Emirates, Vietnam, and Russia. The E&P segment’s U.S. and international operations are disclosed separately for reporting purposes.

(2)	Midstream—Through both consolidated and equity interests, this segment gathers and processes natural gas produced by ConocoPhillips and others, and fractionates and markets natural gas liquids, primarily in the United States, Canada and Trinidad. The Midstream segment includes our 30.3 percent equity investment in DEFS.

(3)	Refining and Marketing (R&M)—This segment purchases, refines, markets and transports crude oil and petroleum products, mainly in the United States, Europe and Asia. At March 31, 2004, we owned 12 refineries in the United States; one in the United Kingdom; one in Ireland; and had equity interests in one refinery in Germany, two in the Czech Republic, and one in Malaysia. The R&M segment’s U.S. and international operations are disclosed separately for reporting purposes.

(4)	Chemicals—This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in CPChem.

(5)	Emerging Businesses—This segment encompasses the development of new businesses beyond our traditional operations. Emerging Businesses includes new technologies related to natural gas conversion into clean fuels and related products (gas-to-liquids), technology solutions, power generation and emerging technologies.

Corporate and Other includes general corporate overhead, all interest income and expense, discontinued operations, restructuring charges resulting from the merger, certain eliminations, and various other corporate activities. Corporate assets include all cash and cash equivalents.

We evaluate performance and allocate resources based on net income. Intersegment sales are recorded at prices that approximate market value.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended
	March 31
	2004	2003

Sales and Other Operating Revenues
E&P
United States	$5,567	4,738
International	4,039	3,305
Intersegment eliminations—U.S.	(662)	(682)
Intersegment eliminations—International	(938)	(797)

E&P	8,006	6,564

Midstream
Total sales	1,239	1,620
Intersegment eliminations	(353)	(376)

Midstream	886	1,244

R&M
United States	15,427	14,852
International	5,526	4,799
Intersegment eliminations—U.S.	(95)	(570)
Intersegment eliminations—International	(1)	(11)

R&M	20,857	19,070

Chemicals	4	3
Emerging Businesses	46	56
Corporate and Other	1	3

Consolidated Sales and Other Operating Revenues	$29,800	26,940

Net Income (Loss)
E&P
United States	$635	820
International	622	447

Total E&P	1,257	1,267

Midstream	55	31

R&M
United States	403	150
International	61	114

Total R&M	464	264

Chemicals	39	(23)
Emerging Businesses	(22)	(34)
Corporate and Other	(177)	(284)

Consolidated Net Income	$1,616	1,221

	Millions of Dollars
	March 31	December 31
	2004	2003

Total Assets
E&P
United States	$15,409	15,262
International	22,867	22,458
Goodwill	11,192	11,184

Total E&P	49,468	48,904

Midstream	1,712	1,736

R&M
United States	18,413	17,172
International	5,089	5,020
Goodwill	3,900	3,900

Total R&M	27,402	26,092

Chemicals	2,139	2,094
Emerging Businesses	891	843
Corporate and Other	2,817	2,786

Consolidated Total Assets	$84,429	82,455

Note 17—Income Taxes

Our effective tax rate for the first quarter of 2004 was 46 percent, compared with 51 percent for the same period a year ago. Contributing to the lower tax rate in the first quarter of 2004, compared with the corresponding period in 2003, was the impact of a lower portion of income being earned in higher tax-rate jurisdictions. The effective tax rate in excess of the domestic federal statutory rate of 35 percent was primarily due to foreign taxes in excess of the domestic federal statutory rate.

Note 18—Preferred Share Purchase Rights

Our Board of Directors authorized and declared a dividend of one preferred share purchase right for each common share outstanding, and authorized and directed the issuance of one right per common share for any newly issued shares. The rights have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire ConocoPhillips on terms not approved by the Board of Directors. However, since the rights may either be redeemed or otherwise made inapplicable by ConocoPhillips prior to an acquiror obtaining beneficial ownership of 15 percent or more of ConocoPhillips’ common stock, the rights should not interfere with any merger or business combination approved by the Board of Directors prior to that occurrence. The rights, which expire June 30, 2012, will be exercisable only if a person or group acquires 15 percent or more of the company’s common stock or commences a tender offer that would result in ownership of 15 percent or more of the common stock. Each right would entitle stockholders to buy one one-hundredth of a share of preferred stock at an exercise price of $300. If an acquiror obtains 15 percent or more of ConocoPhillips’ common stock, then each right will be adjusted so that it will entitle the holder (other than the acquiror, whose rights will become void) to purchase, for the then exercise price, a number of shares of ConocoPhillips’ common stock equal in value to two times the exercise price of the right. In addition, the rights enable holders to purchase the stock of an acquiring company at a discount, depending on specific circumstances. We may redeem the rights in whole, but not in part, for one cent per right.

Note 19—New Accounting Standards

In December 2003, the FASB revised and reissued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88 and 106.” While requiring certain new disclosures, the new Standard does not change the measurement or recognition of employee benefit plans. We adopted the provisions of this Standard effective December 2003, except for certain provisions regarding disclosure of information about estimated future benefit payments which are not required until the fourth quarter of 2004.

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

In April 2004, the FASB issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1, which amended SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” to remove mineral rights as an example of an intangible asset. See Note 6—Properties, Plants and Equipment for more information.

Supplementary Information—Condensed Consolidating Financial Information

We have various cross guarantees between ConocoPhillips, ConocoPhillips Holding Company, and ConocoPhillips Company. ConocoPhillips Company is wholly owned by ConocoPhillips Holding Company, which is wholly owned by ConocoPhillips. ConocoPhillips and ConocoPhillips Holding Company have fully and unconditionally guaranteed the payment obligations of ConocoPhillips Company with respect to its publicly held debt securities. Similarly, ConocoPhillips and ConocoPhillips Company have fully and unconditionally guaranteed the payment obligations of ConocoPhillips Holding Company with respect to the publicly held debt securities of ConocoPhillips Holding Company. In addition, ConocoPhillips Company and ConocoPhillips Holding Company have fully and unconditionally guaranteed the payment obligations of ConocoPhillips with respect to its publicly held debt securities. All guarantees are joint and several. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	ConocoPhillips, ConocoPhillips Holding Company, and ConocoPhillips Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting);

•	All other non-guarantor subsidiaries of ConocoPhillips Holding Company and ConocoPhillips Company; and

•	The consolidating adjustments necessary to present ConocoPhillips’ results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended March 31, 2004
		ConocoPhillips	ConocoPhillips	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Holding Company	Company	Subsidiaries	Adjustments	Consolidated

Revenues
Sales and other operating revenues	$—	—	19,414	10,386	—	29,800
Equity in earnings of affiliates	1,610	1,558	1,145	215	(4,259)	269
Other income	—	—	(7)	155	—	148
Intercompany revenues	8	130	384	1,392	(1,914)	—

Total Revenues	1,618	1,688	20,936	12,148	(6,173)	30,217

Costs and Expenses
Purchased crude oil and products	—	—	16,054	5,323	(1,692)	19,685
Production and operating expenses	—	—	941	790	(12)	1,719
Selling, general and administrative expenses	2	—	300	169	(7)	464
Exploration expenses	—	—	18	125	—	143
Depreciation, depletion and amortization	—	—	240	678	—	918
Property impairments	—	—	7	24	—	31
Taxes other than income taxes	—	—	1,351	2,763	—	4,114
Accretion on discounted liabilities	—	—	10	26	—	36
Interest and debt expense	22	50	272	4	(203)	145
Foreign currency transaction losses (gains)	—	—	(6)	(10)	—	(16)
Minority interests	—	—	—	14	—	14

Total Costs and Expenses	24	50	19,187	9,906	(1,914)	27,253

Income from continuing operations before income taxes	1,594	1,638	1,749	2,242	(4,259)	2,964
Provision for income taxes	(9)	28	201	1,141	—	1,361

Income from continuing operations	1,603	1,610	1,548	1,101	(4,259)	1,603
Income from discontinued operations	13	13	13	59	(85)	13

Income before cumulative effect of changes in accounting principles	1,616	1,623	1,561	1,160	(4,344)	1,616
Cumulative effect of changes in accounting principles	—	—	—	—	—	—

Net Income	$1,616	1,623	1,561	1,160	(4,344)	1,616

	Millions of Dollars
	Three Months Ended March 31, 2003
		ConocoPhillips	ConocoPhillips	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Holding Company	Company	Subsidiaries	Adjustments	Consolidated

Revenues
Sales and other operating revenues	$—	—	17,087	9,853	—	26,940
Equity in earnings of affiliates	1,277	1,241	968	81	(3,518)	49
Other income	—	—	42	37	—	79
Intercompany revenues	7	150	969	1,500	(2,626)	—

Total Revenues	1,284	1,391	19,066	11,471	(6,144)	27,068

Costs and Expenses
Purchased crude oil and products	—	—	14,719	5,257	(2,304)	17,672
Production and operating expenses	—	—	944	772	(46)	1,670
Selling, general and administrative expenses	1	—	318	130	(2)	447
Exploration expenses	—	—	31	85	—	116
Depreciation, depletion and amortization	—	—	283	576	—	859
Property impairments	—	—	—	28	—	28
Taxes other than income taxes	—	—	1,082	2,340	—	3,422
Accretion on discounted liabilities	—	—	7	26	—	33
Interest and debt expense	31	94	310	78	(274)	239
Foreign currency transaction losses (gains)	—	—	(8)	14	—	6
Minority interests	—	—	—	7	—	7

Total Costs and Expenses	32	94	17,686	9,313	(2,626)	24,499

Income from continuing operations before income taxes	1,252	1,297	1,380	2,158	(3,518)	2,569
Provision for income taxes	(11)	20	153	1,144	—	1,306

Income from continuing operations	1,263	1,277	1,227	1,014	(3,518)	1,263
Income from discontinued operations	53	53	53	19	(125)	53

Income before cumulative effect of changes in accounting principles	1,316	1,330	1,280	1,033	(3,643)	1,316
Cumulative effect of changes in accounting principles	(95)	(95)	(95)	(255)	445	(95)

Net Income	$1,221	1,235	1,185	778	(3,198)	1,221

Certain previously reported amounts have been restated for the adoption of FIN 46.

	Millions of Dollars
	At March 31, 2004
		ConocoPhillips	ConocoPhillips	All Other	Consolidating	Total
Balance Sheet	ConocoPhillips	Holding Company	Company	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$—	—	159	500	—	659
Accounts and notes receivable	—	714	23,087	12,841	(30,250)	6,392
Inventories	—	—	3,078	1,282	—	4,360
Prepaid expenses and other current assets	29	23	373	308	—	733
Assets of discontinued operations held for sale	—	—	475	301	—	776

Total Current Assets	29	737	27,172	15,232	(30,250)	12,920
Investments and long-term receivables	41,494	38,911	34,089	15,449	(122,773)	7,170
Net properties, plants and equipment	—	—	16,333	31,371	—	47,704
Goodwill	—	—	15,092	—	—	15,092
Intangibles	—	—	813	292	—	1,105
Other assets	20	10	118	290	—	438

Total	$41,543	39,658	93,617	62,634	(153,023)	84,429

Liabilities and Stockholders’ Equity
Accounts payable	$9,939	6	17,754	10,087	(30,250)	7,536
Notes payable and long-term debt due within one year	—	1,350	71	20	—	1,441
Accrued income and other taxes	(1)	28	835	2,378	—	3,240
Other accruals	44	97	1,098	1,064	—	2,303
Liabilities of discontinued operations held for sale	—	—	173	9	—	182

Total Current Liabilities	9,982	1,481	19,931	13,558	(30,250)	14,702
Long-term debt	2,013	2,959	6,400	4,296	—	15,668
Asset retirement obligations and accrued environmental costs	—	—	935	2,672	—	3,607
Deferred income taxes	8	(74)	2,635	6,350	(8)	8,911
Employee benefit obligations	—		1,825	672	—	2,497
Other liabilities and deferred credits	—	5,978	34,657	21,684	(60,041)	2,278

Total Liabilities	12,003	10,344	66,383	49,232	(90,299)	47,663
Minority interests	—	(12)	5	953		946
Retained earnings	4,017	3,089	10,260	9,871	(16,681)	10,556
Other stockholders’ equity	25,523	26,237	16,969	2,578	(46,043)	25,264

Total	$41,543	39,658	93,617	62,634	(153,023)	84,429

	Millions of Dollars
	At December 31, 2003
		ConocoPhillips	ConocoPhillips	All Other	Consolidating	Total
Balance Sheet	ConocoPhillips	Holding Company	Company	Subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	—	268	222	—	490
Accounts and notes receivable	—	564	22,065	13,951	(31,575)	5,005
Inventories	—	—	2,579	1,378	—	3,957
Prepaid expenses and other current assets	8	7	388	473	—	876
Assets of discontinued operations held for sale	—	—	591	273	—	864

Total Current Assets	8	571	25,891	16,297	(31,575)	11,192
Investments and long-term receivables	40,882	37,429	37,656	17,167	(125,876)	7,258
Net properties, plants and equipment	—	—	16,495	30,933	—	47,428
Goodwill	—	—	15,046	38	—	15,084
Intangibles	—	—	743	342	—	1,085
Other assets	20	—	92	296	—	408

Total Assets	$40,910	38,000	95,923	65,073	(157,451)	82,455

Liabilities and Stockholders’ Equity
Accounts payable	$10,096	2	19,262	9,114	(31,575)	6,899
Notes payable and long-term debt due within one year	—	1,350	70	20	—	1,440
Accrued income and other taxes	—	96	663	1,917	—	2,676
Other accruals	20	45	1,231	1,521	—	2,817
Liabilities of discontinued operations held for sale	—	—	179	—	—	179

Total Current Liabilities	10,116	1,493	21,405	12,572	(31,575)	14,011
Long-term debt	2,704	2,938	6,394	4,304	—	16,340
Asset retirement obligations and accrued environmental costs	—	—	930	2,673	—	3,603
Deferred income taxes	—	(33)	2,575	6,031	(8)	8,565
Employee benefit obligations	—	—	1,828	617	—	2,445
Other liabilities and deferred credits	—	5,961	36,462	21,460	(61,600)	2,283

Total Liabilities	12,820	10,359	69,594	47,657	(93,183)	47,247
Minority interests	—	(12)	5	849	—	842
Retained earnings	2,695	1,470	9,485	10,548	(14,964)	9,234
Other stockholders’ equity	25,395	26,183	16,839	6,019	(49,304)	25,132

Total	$40,910	38,000	95,923	65,073	(157,451)	82,455

Certain amounts have been reclassified to conform to the 2004 presentation.

	Millions of Dollars
	Three Months Ended March 31, 2004
		ConocoPhillips	ConocoPhillips	All Other	Consolidating	Total
Statement of Cash Flows	ConocoPhillips	Holding Company	Company	Subsidiaries	Adjustments	Consolidated

Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$(119)	(105)	1,089	1,781	(581)	2,065
Net cash provided by (used in) discontinued operations	—	—	(35)	43	—	8

Net Cash Provided by (Used in) Operating Activities	(119)	(105)	1,054	1,824	(581)	2,073

Cash Flows From Investing Activities
Cash consolidated from adoption of FIN 46	—	—	—	—	—	—
Capital expenditures and investments, including dry holes	—	—	(284)	(1,240)	43	(1,481)
Proceeds from asset dispositions	—	—	158	311	(20)	449
Long-term advances to affiliates and other investments	1,010	87	719	650	(2,510)	(44)

Net cash used in continuing operations	1,010	87	593	(279)	(2,487)	(1,076)
Net cash provided by (used in) discontinued operations	—	—	(1)	—	—	(1)

Net Cash Used in Investing Activities	1,010	87	592	(279)	(2,487)	(1,077)

Cash Flows From Financing Activities
Issuance of debt	—	18	—	—	(18)	—
Repayment of debt	(709)	—	(1,755)	(786)	2,528	(722)
Issuance of company common stock	112	—	—	—	—	112
Dividends paid on common stock	(294)	—	—	(601)	601	(294)
Other	—	—	—	132	(43)	89

Net Cash Provided by (Used in) Financing Activities	(891)	18	(1,755)	(1,255)	3,068	(815)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(12)	—	(12)

Net Change in Cash and Cash Equivalents	—	—	(109)	278	—	169
Cash and cash equivalents at beginning of year	—	—	268	222	—	490

Cash and Cash Equivalents at End of Period	$—	—	159	500	—	659

	Millions of Dollars
	Three Months Ended March 31, 2003
		ConocoPhillips	ConocoPhillips	All Other	Consolidating	Total
Statement of Cash Flows	ConocoPhillips	Holding Company	Company	Subsidiaries	Adjustments	Consolidated

Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$812	776	1,469	3,241	(3,178)	3,120
Net cash provided by (used in) discontinued operations	—	—	(21)	21	—	—

Cash Provided by (Used in) Operating Activities	812	776	1,448	3,262	(3,178)	3,120

Cash Flows From Investing Activities
Acquisitions, net of cash acquired	—	—	—	225	—	225
Capital expenditures and investments, including dry holes	—	(8)	(840)	(969)	538	(1,279)
Proceeds from asset dispositions	—	—	(158)	204	—	46
Long-term advances to affiliates and other investments	450	—	(5,158)	(1,530)	6,261	23

Net cash provided by (used in) continuing operations	450	(8)	(6,156)	(2,070)	6,799	(985)
Net cash used in discontinued operations	—	—	(23)	(4)	—	(27)

Net Cash Provided by (Used in) Investing Activities	450	(8)	(6,179)	(2,074)	6,799	(1,012)

Cash Flows From Financing Activities
Issuance of debt	—	21	6,097	413	(6,261)	270
Repayment of debt	(1,009)	—	(369)	(460)	—	(1,838)
Issuance of company common stock	18	—	—	—	—	18
Dividends paid on common stock	(271)	(789)	(789)	(1,591)	3,169	(271)
Other	—	—	(130)	651	(529)	(8)

Net Cash Provided by (Used in) Financing Activities	(1,262)	(768)	4,809	(987)	(3,621)	(1,829)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	28	29	—	57

Net Change in Cash and Cash Equivalents	—	—	106	230	—	336
Cash and cash equivalents at beginning Of year	—	—	116	191	—	307

Cash and Cash Equivalents at End of Period	$—	—	222	421	—	643

Certain previously reported amounts have been restated for the adoption of FIN 46.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations, and intentions, that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “intends,” “believes,” “expects,” “plans,” “scheduled,” “anticipates,” “estimates,” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” beginning on page 48.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ending March 31, 2004, is based on a comparison with the corresponding period of 2003.

Business Environment and Executive Summary

By running our operations efficiently and continuing to control costs, we were able to benefit from favorable market conditions in the first quarter of 2004, which resulted in a strong financial performance. Net income in the first quarter of 2004 was $1,616 million, while cash from operations totaled $2,073 million. This, combined with proceeds from asset dispositions of $449 million, allowed us to fund our capital expenditure program of $1,481 million, pay common stock dividends of $294 million, and reduce our debt by $671 million.

Our Exploration and Production segment had net income of $1,257 million in the first quarter of 2004, compared with $991 million in the fourth quarter of 2003 and $1,267 million in the first quarter of 2003. Crude oil prices increased moderately during the first quarter of 2004, to an average of about $35 per barrel for the West Texas Intermediate grade. The increase during the quarter, compared with the fourth quarter of 2003, was primarily due to rising global consumption associated with the economic recovery, geopolitical risk of oil supply disruptions, and OPEC discipline in constraining the buildup of crude oil inventories. U.S. natural gas prices also rose moderately during the first quarter of 2004, compared with the fourth quarter of 2003, averaging $5.69 per thousand cubic feet for Henry Hub. Despite adequate natural gas inventory levels, natural gas prices increased during the quarter primarily due to concerns over supply availability and high crude oil prices limiting consumers’ ability to switch fuel away from natural gas.

Our Refining and Marketing segment had net income of $464 million in the first quarter of 2004, compared with $202 million in the fourth quarter of 2003 and $264 million in the first quarter of 2003. U.S. refining margins increased significantly in the first quarter of 2004, compared with the fourth quarter of 2003, due to strong gasoline demand, relatively low gasoline inventories and concern about supply availability due to more stringent gasoline specifications, including the implementation of MTBE (methyl tertiary-butyl ether) bans in several northeastern states. U.S. marketing margins in the first quarter of 2004 were lower than the fourth quarter of 2003 as wholesale and retail prices lagged sharp product cost increases.

Consolidated Results

	Millions of Dollars
	Three Months Ended
	March 31
	2004	2003

Income from continuing operations	$1,603	1,263
Income from discontinued operations	13	53
Cumulative effect of accounting changes	—	(95)

Net income	$1,616	1,221

A summary of net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended
	March 31
	2004	2003

Exploration and Production (E&P)	$1,257	1,267
Midstream	55	31
Refining and Marketing (R&M)	464	264
Chemicals	39	(23)
Emerging Businesses	(22)	(34)
Corporate and Other	(177)	(284)

Net income	$1,616	1,221

Net income was $1,616 million in the first quarter of 2004, compared with $1,221 million in the first quarter of 2003. The improved results in the 2004 quarter were primarily due to:

•	Higher U.S. refining margins in our R&M segment;

•	A $95 million charge in the first quarter of 2003 for the cumulative effect of accounting changes; and

•	Improved results from the Chemicals segment.

See the “Segment Results” section for additional information on our reporting segments.

Income Statement Analysis

Sales and other operating revenues, along with purchase costs, increased 11 percent in the first quarter of 2004. These increases reflected:

•	Increased volumes of natural gas bought and sold by our commercial organization in their role of optimizing the commodity flows of our E&P and R&M segments;

•	Higher excise, value added and other similar taxes;

•	Higher prices for crude oil; and

•	Higher petroleum product prices.

Equity in earnings of affiliates increased from $49 million in the first quarter of 2003, to $269 million in the first quarter of 2004. The improvement reflects that our Venezuelan heavy-oil operations were shut down during most of the first quarter of 2003 due to civil unrest, as well as improved results from the Duke Energy Field Services, LLC, and Chevron Phillips Chemical Company LLC joint ventures.

Other income increased 87 percent in the first quarter of 2004, mainly due to higher net gains on asset sales. In addition the first quarter of 2003 included losses incurred on early debt retirements. Asset dispositions in the first quarter of 2004 included our interest in the Petrovera heavy-oil joint venture in Canada.

Exploration expenses increased 23 percent in the first quarter of 2004, mainly reflecting higher dry hole charges. We primarily recorded dry hole charges related to exploratory activity in the Gulf of Mexico, Venezuela, Canada and Vietnam in the first quarter of 2004.

Taxes other than income taxes increased 20 percent in the first quarter of 2004, mainly due to higher value added taxes resulting from increased sales volumes for European petroleum products and the impact of foreign currency translation.

Interest and debt expense declined 39 percent in the first quarter of 2004, primarily due to lower average debt levels during the 2004 quarter and an increased amount of interest being capitalized.

Our effective tax rate for the first quarter of 2004 was 46 percent, compared with 51 percent for the same period a year ago. Contributing to the lower tax rate in the first quarter of 2004, compared with the corresponding period in 2003, was the impact of a lower portion of income being earned in higher-tax-rate jurisdictions.

We adopted Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations,” (SFAS No. 143) effective January 1, 2003. As a result, we recognized a benefit of $145 million for the cumulative effect of this accounting change. Also effective January 1, 2003, we adopted FIN 46 for variable interest entities involving synthetic leases and certain other financing structures created prior to February 1, 2003. This resulted in a charge of $240 million for the cumulative effect of this accounting change. Together, we recognized a net $95 million charge in the first quarter of 2003 for the cumulative effect of the two accounting changes.

Restructuring Accruals

The information in Note 7—Restructuring, in the Notes to Consolidated Financial Statements, is incorporated herein by reference.

Segment Results

E&P

	Three Months Ended
	March 31
	2004	2003

	Millions of Dollars
Net Income
Alaska	$403	508
Lower 48	232	312

United States	635	820
International	622	447

	$1,257	1,267

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)
United States	$32.78	31.47
International	31.48	31.10
Total consolidated	32.08	31.27
Equity affiliates	18.68	20.97
Worldwide	30.35	30.73
Natural gas—lease (per thousand cubic feet)
United States	4.79	5.34
International	4.28	3.92
Total consolidated	4.48	4.49
Equity affiliates	3.91	4.82
Worldwide	4.48	4.49

	Millions of Dollars
Worldwide Exploration Expenses
General administrative; geological and geophysical; and lease rentals	$56	76
Leasehold impairment	20	20
Dry holes	67	20

	$143	116

	Three Months Ended
	March 31
	2004	2003

	Thousands of Barrels Daily
Operating Statistics
Crude oil produced
Alaska	320	337
Lower 48	53	60

United States	373	397
European North Sea	282	313
Asia Pacific	83	63
Canada	27	33
Other areas	63	74

Total consolidated	828	880
Equity affiliates	113	55

	941	935

Natural gas liquids produced
Alaska	26	26
Lower 48	24	22

United States	50	48
European North Sea	14	10
Canada	10	11
Other areas	2	2

	76	71

	Millions of Cubic Feet Daily
Natural gas produced*
Alaska	185	189
Lower 48	1,233	1,338

United States	1,418	1,527
European North Sea	1,198	1,307
Asia Pacific	305	285
Canada	428	436
Other areas	66	50

Total consolidated	3,415	3,605
Equity affiliates	9	12

	3,424	3,617

*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

Thousands of Barrels Daily
Mining operations
Syncrude produced	23	17

The E&P segment explores for and produces crude oil, natural gas, and natural gas liquids on a worldwide basis. It also mines deposits of oil sands in Canada to extract the bitumen and upgrade it into a synthetic crude oil. At March 31, 2004, our E&P operations were producing in the United States, Norway, the United Kingdom, Canada, Nigeria, Venezuela, offshore Timor Leste in the Timor Sea, Australia, China, Indonesia, the United Arab Emirates, Vietnam, and Russia.

Net income from the E&P segment decreased slightly in the first quarter of 2004. Positive variances in prices and net gains from asset sales in the first quarter of 2004 were more than offset by a net benefit of $142 million in the first quarter of 2003 for the cumulative effect of accounting changes.

U.S. E&P

Net income from our U.S. E&P operations declined 23 percent in the first quarter of 2004. The majority of this decline was due to the fact that the first quarter of 2003 included a net benefit of $142 million for the cumulative effect of accounting changes. The remainder of the decrease in 2004 was primarily attributable to lower natural gas prices, lower production volumes, and higher dry hole charges, partially offset by higher crude oil prices.

U.S. E&P production on a barrel-of-oil-equivalent (BOE) basis averaged 659,000 barrels per day in the first quarter of 2004, down 6 percent from 700,000 BOE per day in the first quarter of 2003. The decreased production primarily was the result of field production declines and asset dispositions.

International E&P

Net income from our international E&P operations increased 39 percent in the first quarter of 2004. The increase was primarily due to:

•	Improved equity earnings. Our Venezuelan heavy-oil joint ventures operated throughout the first quarter of 2004, but were shutdown during most of the first quarter of 2003 due to civil unrest;

•	Higher net gains on asset sales. In the first quarter of 2004, we sold our interest in the Petrovera heavy-oil joint venture in Canada; and

•	Higher natural gas prices. Primarily for natural gas sales from production originating in the North Sea.

International E&P production on a barrel-of-oil-equivalent (BOE) basis averaged 929,000 barrels per day in the first quarter of 2004, an increase of 2 percent from 909,000 BOE per day in the first quarter of 2003. The increase in production was primarily the result of the previously mentioned shut down of our Veneuzelan joint ventures during part of the first quarter of 2003, and, to a lesser extent, the startup of production from the Su Tu Den field in Vietnam in late 2003 and the ramp up of the Peng Lai 19-3 Phase I project in China’s Bohai Bay. These items were partially offset by field production declines and asset dispositions.

Midstream

	Three Months Ended
	March 31
	2004	2003

	Millions of Dollars
Net income*	$55	31

*Includes DEFS-related net income:	$33	13

	Dollars Per Barrel
Average Sales Prices
U.S. natural gas liquids*
Consolidated	$25.68	25.59
Equity	24.81	24.53

	Thousands of Barrels Daily
Operating Statistics
Natural gas liquids extracted**	221	222
Natural gas liquids fractionated—United States	158	168

  *Prices are based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.
**Includes our share of equity affiliates.

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

Net income from the Midstream segment increased 77 percent in the first quarter of 2004. The improvement was primarily attributable to improved results from DEFS. DEFS’ results increased mainly due to:

•	Higher gross margins, reflecting higher natural gas liquids prices and lower natural gas prices;

•	Lower costs and expenses, primarily due to decreased facility maintenance and pipeline repair costs; and

•	A $23 million (gross) charge in the first quarter of 2003 for the cumulative effect of changes in accounting principles, mainly related to the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

Outside of DEFS, we recorded property impairments of $20 million before-tax, $12 million after-tax, related to planned asset dispositions in Texas and Louisiana.

Included in the Midstream segment’s net income was a benefit of $9 million in the first quarter of 2004, the same as the first quarter of 2003, representing the amortization of the excess amount of our 30.3 percent equity interest in the net assets of DEFS over the book value of our investment in DEFS.

R&M

	Three Months Ended
	March 31
	2004	2003

	Millions of Dollars
Net Income
United States	$403	150
International	61	114

	$464	264

	Dollars Per Gallon
U.S. Average Sales Prices*
Automotive gasoline
Wholesale	$1.16	1.10
Retail	1.32	1.37
Distillates	1.02	1.05

*Excludes excise taxes.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
United States
Rated crude oil capacity	2,168	2,167
Crude oil runs	2,105	2,008
Capacity utilization (percent)	97%	93
Refinery production	2,255	2,254
International
Rated crude oil capacity	447	442
Crude oil runs	374	396
Capacity utilization (percent)	84%	90
Refinery production	410	436
Worldwide
Rated crude oil capacity	2,615	2,609
Crude oil runs	2,479	2,404
Capacity utilization (percent)	95%	92
Refinery production	2,665	2,690

*Includes ConocoPhillips’ share of equity affiliates.

Petroleum products outside sales
United States
Automotive gasoline	1,315	1,331
Distillates	570	600
Aviation fuels	178	164
Other products	517	509

	2,580	2,604
International	501	428

	3,081	3,032

The R&M segment’s operations encompass refining crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels), buying and selling crude oil and petroleum products, and transporting, distributing and marketing petroleum products. R&M has operations in the United States, Europe and Asia Pacific.

Net income from the R&M segment increased 76 percent in the first quarter of 2004. Of the $200 million improvement, $125 million was attributable to a first quarter 2003 net charge for the cumulative effect of accounting changes. The remaining $75 million improvement was primarily due to higher U.S. refining margins, partially offset by lower worldwide marketing margins and lower international refining margins.

U.S. R&M

Net income from our U.S. R&M operations increased significantly in the first quarter of 2004. About half of the improvement was due to the fact that the first quarter of 2003 included a net charge of $125 million for the cumulative effect of accounting changes. The remaining improvement was primarily due to higher refining margins, partially offset by lower wholesale and retail marketing margins.

Our U.S. crude oil capacity utilization rate was 97 percent in the first quarter of 2004, compared with 93 percent in the first quarter of 2003. The first quarter 2003 utilization rate was affected by scheduled maintenance turnarounds at our Sweeny, Wood River and Ferndale refineries. The first quarter 2004 utilization rate reflects maintenance turnaround activity at the Los Angeles, Trainer, Wood River and Alliance refineries. The turnarounds in the first quarter of 2004 generally did not involve the refineries’ crude processing units to the extent they did in the first quarter of 2003.

International R&M

Net income from our international R&M operations decreased 46 percent in the first quarter of 2004. The decrease is mainly attributable to lower refining and marketing margins.

Our international crude oil capacity utilization rate was 84 percent in the first quarter of 2004, compared with 90 percent in the first quarter of 2003. The decrease was due to a turnaround in March 2004 at the MiRO refinery in Karlsruhe, Germany, along with small throughput decreases in our other five international refineries.

Chemicals

	Millions of Dollars
	Three Months Ended
	March 31
	2004	2003

Net income (loss)	$39	(23)

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

The Chemicals segment had net income of $39 million in the first quarter of 2004, compared with a net loss of $23 million in the corresponding quarter of 2003. The improved results in the 2004 quarter were primarily due to higher margins in the olefins and polyolefins business line, particularly ethylene margins, and, to a lesser extent, polyethylene margins. CPChem also benefited from improved equity earnings from Q-Chem Chemical Company Ltd. (an olefins and polyolefins complex in Qatar) and Saudi Chevron Phillips Company (an aromatics complex in Saudi Arabia), and also lower utility costs resulting from a decrease in U.S. natural gas prices.

Emerging Businesses

	Millions of Dollars
	Three Months Ended
	March 31
	2004	2003

Net Income (Loss)
Technology solutions	$(4)	(5)
Gas-to-liquids	(9)	(20)
Power	(4)	1
Other	(5)	(10)

	$(22)	(34)

The Emerging Businesses segment includes the development of new businesses outside our traditional operations. Emerging Businesses incurred a net loss of $22 million in the first quarter of 2004, compared with a net loss of $34 million in the first quarter of 2003. The lower net loss in the first quarter of 2004 reflects:

•	Higher research and development costs incurred in the first quarter of 2003 related to a demonstration gas-to-liquids plant under construction. Construction was substantially completed in the second quarter of 2003; and

•	Costs incurred in the first quarter of 2003 related to carbon fibers. We terminated our carbon fibers project in 2003.

Corporate and Other

	Millions of Dollars
	Three Months Ended
	March 31
	2004	2003

Net Income (Loss)
Net interest	$(104)	(190)
Corporate general and administrative expenses	(55)	(30)
Discontinued operations	13	53
Merger-related costs	(14)	(27)
Cumulative effect of accounting change	—	(112)
Other	(17)	22

	$(177)	(284)

After-tax net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest decreased 45 percent in the first quarter of 2004, mainly due to lower average debt levels and increased amounts of interest being capitalized.

After-tax corporate general and administrative expenses increased $25 million in the first quarter of 2004, reflecting increased compensation costs, as well as increases in various other staff costs. The increase in compensation costs included higher stock-based compensation, which reflected both an increase in the number of units issued and our higher stock price in the first quarter of 2004, compared with the first quarter of 2003.

Income from discontinued operations decreased 75 percent in the first quarter of 2004, primarily reflecting the disposition of The Circle K Corporation and its subsidiaries in the fourth quarter of 2003; the Commerce City, Colorado, refinery in the third quarter of 2003; and the Woods Cross, Utah, refinery and related marketing assets in the second quarter of 2003.

After-tax merger-related costs were $14 million in the first quarter of 2004, compared with $27 million in the corresponding period of 2003. The charges in 2004 represented adjustments to severance accruals. Merger-related costs will no longer be separately identified and reported beginning with the second quarter of 2004.

The category “Other” consists primarily of items not directly associated with the operating segments on a stand-alone basis, including certain foreign currency transaction gains and losses, and environmental costs associated with sites no longer in operation. Results from Other were lower in the first quarter of 2004, primarily because the first quarter of 2003 included an after-tax gain of $34 million related to insurance demutualization benefits.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars
	At March 31	At December 31
	2004	2003

Current ratio	.9	.8
Total debt repayment obligations due within one year	$1,441	1,440
Total debt	$17,109	17,780
Minority interests	$946	842
Common stockholders’ equity	$35,820	34,366
Percent of total debt to capital*	32%	34
Percent of floating-rate debt to total debt	14%	17

*Capital includes total debt, minority interests and common stockholders’ equity.

To meet our liquidity requirements, including funding our capital program, paying dividends and repaying debt, we look to a variety of funding sources, primarily cash from operating activities. As we have previously disclosed, we also anticipate raising approximately $1 billion in funds during 2004 from the sale of assets. During the first quarter of 2004, available cash was used to support our ongoing capital expenditure program, reduce debt and pay dividends. Total dividends paid on common stock during the first quarter of 2004 were $294 million. During the first three months of 2004, cash and cash equivalents increased $169 million to $659 million.

Our cash flows from operating activities are highly dependent upon prices for crude oil, natural gas and natural gas liquids, as well as refining and marketing margins. These prices and margins are driven by market conditions over which we have no control. In addition, the level of our production volumes of crude oil, natural gas and natural gas liquids also impacts our cash flows. These production levels are impacted by such factors as acquisitions and dispositions of fields, field production decline rates, new technologies, operating efficiency, the addition of proved reserves through exploratory success, and the timely and cost-effective development of those proved reserves. We will need to continue to add to our proved reserve base through exploration and development of new fields, or by acquisition, and to apply new technologies and processes to boost recovery from existing fields in order to maintain or increase production and proved reserves. We have been successful in the past in maintaining or adding to our production and proved reserve base and anticipate being able to do so in the future. Our barrel-of-oil-equivalent (BOE) production has increased in each of the past three years and we have replaced more than 100 percent of our BOE production in each of the past three years. After adjusting for asset dispositions, our production level for 2004 is expected to be about the same level as it was in 2003, and we expect our 2004 replacement of reserves to exceed our 2004 production. However, these anticipated results for 2004 are subject to risks, including reservoir performance, operational downtime, finding and development execution, obtaining approval of development projects in a timely manner, regulatory changes, geographical location, market prices and environmental issues, and therefore cannot be assured.

Significant Sources of Capital

Operating Activities
 During the first quarter of 2004, cash of $2,073 million was provided by operating activities, a decrease of $1,047 million from the same period in 2003. The difference in the changes in working capital between the two periods was the primary reason for the reduction in cash provided by operating activities, partly offset by higher income from continuing operations. Working capital changes decreased cash flow $777 million in the first quarter of 2004, and increased cash flows $636 million in the same period a year ago. This difference in working capital changes was primarily due to a smaller increase in taxes and other accruals relating to a shift in the timing of payments. Contributing to the improvement in income from continuing operations was higher refining margins as a result of a favorable market environment; a decline in interest expense due to lower average debt levels and an increase in capitalized interest; and a lower portion of income being earned in higher tax-rate jurisdictions.

Asset Sales
Following the merger of Conoco and Phillips in August of 2002, we initiated an asset disposition program. The initial target, to sell approximately $3 billion to $4 billion of assets by the end of 2004, was raised at the end of 2003 to approximately $4.5 billion by the end of 2004. During the first quarter of 2004, proceeds from asset sales were $449 million, bringing total proceeds to $3.8 billion since the program began.

Commercial Paper and Credit Facilities
While the stability of our cash flows from operating activities benefits from geographic diversity and the effects of upstream and downstream integration, our operating cash flows remain exposed to the volatility of commodity crude oil and natural gas prices and downstream margins, as well as periodic cash needs to make tax payments and purchase crude oil, natural gas and petroleum products. Our primary funding source for short-term working capital needs is a $4 billion commercial paper program, a portion of which may be denominated in other currencies (limited to euro 3 billion equivalent). Commercial paper maturities are generally kept within 90 days. At March 31, 2004, we had no commercial paper outstanding, compared with $709 million of commercial paper outstanding at December 31, 2003.

At March 31, 2004, we had a $1.5 billion 364-day revolving credit facility expiring on October 13, 2004, a $500 million facility expiring in October 2008, and two revolving credit facilities totaling $2 billion expiring in October 2006 that supported our $4 billion commercial paper program. There were no outstanding borrowings under any of these facilities at March 31, 2004. In addition, one of our Norwegian subsidiaries has two $300 million revolving credit facilities that expire in June 2004, under which no borrowings were outstanding as of March 31, 2004.

Minority Interests
At March 31, 2004, we had outstanding $946 million of equity held by minority interest owners, including a net minority interest of $503 million in Ashford Energy Capital S.A. and a $141 million net minority interest in Conoco Corporate Holdings L.P. The remaining minority interest amounts relate to controlled operating joint ventures with minority interest owners. The largest amount, $290 million, relates to the Bayu-Undan liquefied natural gas project in the Timor Sea.

Receivables Factoring
At December 31, 2003, we had sold $226 million of receivables under a factoring arrangement. We retained servicing responsibility for these sold receivables, which gives us certain benefits, the fair value of which approximates the fair value of the liability incurred for continuing to service the receivables. At March 31, 2004, we had no receivables outstanding under similar arrangements.

Off-Balance Sheet Arrangements

Receivables Monetization
At March 31, 2004, certain credit card and trade receivables had been sold to a Qualifying Special Purpose Entity (QSPE) in a revolving-period securitization arrangement. This arrangement provides for us to sell, and the QSPE to purchase, certain receivables, and for the QSPE to then issue beneficial interests of up to $1.2 billion to five bank-sponsored entities. All five bank-sponsored entities are multi-seller conduits with access to the commercial paper market and purchase interests in similar receivables from numerous other companies unrelated to us. We have no ownership interests, nor any variable interests, in any of the bank-sponsored entities. As a result, we do not consolidate any of these entities. Furthermore, we do not consolidate the QSPE because it meets the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to be excluded from the consolidated financial statements of ConocoPhillips.

At March 31, 2004, and December 31, 2003, the QSPE had issued beneficial interests to the bank-sponsored entities of $450 million and $1.2 billion, respectively. The receivables transferred to the QSPE meet the isolation requirements and other requirements of SFAS No. 140 to be accounted for as sales and were accounted for accordingly.

We retain beneficial interests in the QSPE that are subordinate to the beneficial interests issued to the bank-sponsored entities. These retained interests, which are reported on the balance sheet in accounts and notes receivable—related parties, were $2.3 billion at March 31, 2004, and $1.3 billion at December 31, 2003. We also retain servicing responsibility related to the sold receivables, which gives us certain rights and abilities, the fair value of which approximates the fair value of the liability incurred for continuing to service the receivables. The carrying value of our subordinated beneficial interests in the QSPE approximates fair market value due to the very short term of the underlying assets. See Note 13—Sales of Receivables, in the Notes to Consolidated Financial Statements, for additional information.

Capital Requirements

For information about our capital expenditures and investments, see “Capital Spending” below.

Our balance sheet debt at March 31, 2004, was $17.1 billion. This reflects debt reductions of $671 million during the first quarter, primarily resulting from a reduction in our commercial paper.

In April 2004, we paid off the $1,350 million aggregate principal amount of our 5.90% Notes due 2004 at maturity by using the proceeds from issuing commercial paper.

Capital Spending

Capital Expenditures and Investments

	Millions of Dollars
	Three Months Ended
	March 31
	2004	2003

E&P
United States—Alaska	$159	140
United States—Lower 48	147	186
International	904	686

	1,210	1,012

Midstream	3	2

R&M
United States	161	150
International	54	53

	215	203

Chemicals	—	—
Emerging Businesses	28	66
Corporate and Other*	25	25

	$1,481	1,308

United States	$494	512
International	987	796

	$1,481	1,308

Discontinued operations	$1	21

*Excludes discontinued operations.

E&P

In Alaska, we continued development drilling in the Greater Kuparuk Area, the Greater Prudhoe Area, the Alpine field and to develop heavy oil accumulations in the West Sak field. In addition, we are on track to increase oil production capacity at the Alpine field with Phase 1 expected to start up in the second half of 2004 and have recently announced plans for Phase 2, which is expected to be completed by mid-2005. The capacity expansion projects will increase water, oil and gas handling capacities, all of which are important for oil production and maintaining reservoir pressure.

We continued with the construction of our double-hulled Endeavour Class tankers, which are used in transporting Alaskan crude oil to the U.S. West Coast. We expect to add a new Endeavour Class tanker to our fleet in both 2004 and 2005.

In the Lower 48, we continued with the development of the deepwater Magnolia field, where production is anticipated to start up in late 2004. We are the operator of the Magnolia project with a 75 percent interest. We continue to evaluate the results from the 2003 drilling program, as well as other factors affecting the profitability of this investment. Our estimate of total oil and gas to be produced is in excess of our booked reserves. In the first quarter, on behalf of the Garden Banks 783/784 unit, we filed an application for royalty relief with the Minerals Management Service (MMS). Royalty relief may be granted if the value of the project using the MMS economic model and criteria is insufficient to recover the project investment without the relief. There is no assurance that such relief will be granted. At March 31, 2004, our investment in Magnolia was approximately $700 million.

Company sanction of the K2 offshore development project in the Gulf of Mexico occurred in the first quarter of 2004. The K2 project involves tieback of subsea wells to an existing platform in a nearby block, with startup, targeted for late 2005.

We continued development of the Syncrude Stage III expansion-mining project in the Canadian province of Alberta, where an upgrader expansion project is expected to start up by mid-2006.

Also in Canada, development expenditures have started for the Surmont heavy-oil project. The initial development project is designed to use the Steam Assisted Gravity Drainage process, with first oil production expected in 2006.

At our Hamaca project in Venezuela, we continued activities required to produce, transport and upgrade 8.6-degree API extra-heavy crude into medium-grade crude oil. We anticipate completing the construction of the upgrader in the fourth quarter of 2004, at which time our net production from the Hamaca field is expected to increase to approximately 71,000 barrels per day.

In the U.K. and Norwegian sectors of the North Sea, we continued with several exploration and development projects, including the Ekofisk Area growth project, which consists of construction and installation of a new steel wellhead and processing platform and an increase in capacity from existing facilities; development of the U.K. Clair field, where production is expected in late 2004; and development of the U.K. CMS3 area, where drilling operations on the final reservoir, Boulton H, were completed in March.

In the North Caspian region, detailed design, procurement and construction activities continued on the Kashagan oil field development following approval by the Republic of Kazakhstan of the development plan and budget in February 2004. During 2003, we exercised our pre-emptive rights related to B.G. International’s sale of their share in the North Caspian License that includes the Kashagan field. Upon approval of the pre-emptions, our ownership interest increases from 8.33 percent to 10.19 percent. In the South Caspian, operations continued on the Zafar-Mashal #1 exploration well in Azerbaijan waters. The well is expected to be completed in the third quarter of 2004. Construction of the Baku-Tbilisi-Ceyhan pipeline progressed during the first quarter, with completion expected by the end of 2004.

In China’s Bohai Bay, we continued to evaluate development plans for Phase II of the Peng Lai 19-3 oil field. Phase II is expected to include multiple wellhead platforms, central processing facilities and a floating production, storage and offloading facility (FPSO). In conjunction with Phase II, we plan to develop the Peng Lai 25-6 oil field, located three miles east of Peng Lai 19-3. The Peng Lai 19-9 oil field, located two miles east of the Peng Lai 19-3, is expected to be a part of the Phase II development.

In the Timor Sea, commissioning of the Bayu-Undan gas recycle project is under way. First liquids production began in February 2004. Full capacity, 62,000 net barrels per day of condensate and gas liquids, is anticipated to be reached in the third quarter of 2004. An average rate of 23,000 net barrels per day of combined condensate and natural gas liquids is expected for 2004.

Also during the first quarter, we continued with the gas development project for Bayu-Undan, which includes a liquefied natural gas (LNG) plant near Darwin, Australia, as well as a gas pipeline from Bayu-Undan to the LNG facility. The first LNG cargo from the 3.52 million-ton-per-year facility is scheduled for delivery in early 2006. We own a 56.72 percent controlling interest in the integrated gas development project.

In Indonesia, we continued with the construction of the South Jambi gas project in the South Jambi B Block located in South Sumatra and the development of offshore Belanak and other fields in the Block B production sharing contract. First production from the South Jambi gas project is expected in the second quarter of 2004. At our Belanak project, the topside modules have been loaded onto the FPSO vessel, and commissioning of the topsides is currently under way. Commercial production from this project is targeted to commence in the first half of 2005.

R&M

In the United States, we continued to expend funds related to clean fuels, safety and environmental projects. We also are investing in a new diesel hydrotreater at the Rodeo facility of our San Francisco-area refinery that will produce reformulated California highway diesel an estimated one year ahead of the June 2006 deadline.

The integration of certain refining assets purchased adjacent to our Wood River refinery in Illinois continued during the quarter. The overall production at the refinery will only increase slightly, but integration of the assets will enable the refinery to process heavier, lower cost crude oil. Integration is expected to be completed in the second quarter of 2004.

Internationally, we continued to invest in our ongoing refining and marketing operations, including the replacement of a catalytic reformer at our Humber refinery in the United Kingdom and a diesel clean fuels project at our refinery in Ireland.

Emerging Businesses

We continued to spend funds in the first quarter to complete our Immingham combined steam and power cogeneration plant near our Humber refinery in the United Kingdom. We expect the plant to become operational in the third quarter of 2004.

Contingencies

Legal and Tax Matters

We accrue for contingencies when a loss is probable and amounts can be reasonably estimated. Based on currently available information, we believe that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our financial statements.

Environmental

We are subject to the same numerous international, federal, state, and local environmental laws and regulations, as other companies in the petroleum exploration and production industry; and refining, marketing and transportation of crude oil and refined products businesses. The most significant of these environmental laws and regulations include, among others, the:

•	Federal Clean Air Act, which governs air emissions;

•	Federal Clean Water Act, which governs discharges to water bodies;

•	Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which imposes liability on generators, transporters, and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatened to occur;

•	Federal Resource Conservation and Recovery Act (RCRA), which governs the treatment, storage, and disposal of solid waste;

•	Federal Oil Pollution Act of 1990, under which owners and operators of onshore facilities and pipelines, lessees or permittees of an area in which an offshore facility is located, and owners and operators of vessels are liable for removal costs and damages that result from a discharge of oil into navigable waters of the United States;

•	Federal Emergency Planning and Community Right-to-Know Act, which requires facilities to report toxic chemical inventories with local emergency planning committees and responses departments;

•	Federal Safe Drinking Water Act, which governs the disposal of wastewater in underground injection wells; and

•	U.S. Department of the Interior regulations, which relate to offshore oil and gas operations in U.S. waters and impose liability for the cost of pollution cleanup resulting from operations, as well as potential liability for pollution damages.

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

For example, the U.S. Environmental Protection Agency (EPA) has promulgated rules regarding the sulfur content in highway diesel fuel, which become applicable in 2006. In April 2003, the EPA proposed a rule regarding emissions from non-road diesel engines and limiting non-road diesel fuel sulfur content. If promulgated, this rule would significantly reduce non-road diesel fuel sulfur content limits as early as 2007. Because the non-road rule is not final, we are still evaluating and developing capital strategies for future compliance. Additional areas of potential air-related impact are the proposed revisions to the National Ambient Air Quality Standards (NAAQS) and the Kyoto Protocol. In July 1997, the EPA promulgated more stringent revisions to the NAAQS for ozone and particulate matter. Since that time, final adoption of these revisions has been the subject of litigation (American Trucking Association, Inc. et al. v. United States Environmental Protection Agency) that eventually reached the U.S. Supreme Court during the fall of 2000. In February 2001, the U.S. Supreme Court remanded this matter, in part, to the EPA to address the implementation provisions relating to the revised ozone NAAQS. Depending upon area designations and resulting State Implementation Plans, the revised NAAQS could result in substantial future environmental expenditures for us.

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

From time to time, we receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2003, we reported we had been notified of potential liability under CERCLA and comparable state laws at 61 sites around the United States. At March 31, 2004, we had resolved two of these sites and had received no new notices of potential liability, leaving 59 unresolved sites where we have been notified of potential liability.

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

Many of these liabilities result from CERCLA, RCRA and similar state laws that require us to undertake certain investigative and remedial activities at sites where we conduct, or once conducted, operations or at sites where ConocoPhillips-generated waste was disposed. The accrual also includes a number of sites we have identified that may require environmental remediation, but which are not currently the subject of CERCLA, RCRA or state enforcement activities. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the future, we may incur significant costs under both CERCLA and RCRA. Considerable uncertainty exists with respect to these costs, and under adverse changes in circumstances, potential liability may exceed amounts accrued as of March 31, 2004.

Remediation activities vary substantially in duration and cost from site to site, depending on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, and the presence or absence of potentially liable third parties. Therefore, it is difficult to develop reasonable estimates of future site remediation costs.

At March 31, 2004, our balance sheet included a total environmental accrual of $1,117 million, compared with $1,119 million at December 31, 2003. We expect to incur a substantial majority of these expenditures within the next 30 years.

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

NEW ACCOUNTING DEVELOPMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective on July 1, 2001, and January 1, 2002, respectively. The Securities and Exchange Commission (SEC) requested the Emerging Issues Task Force (EITF) to consider the issue of whether SFAS Nos. 141 and 142 require interests held under oil, gas and mineral leases to be separately classified as intangible assets on the balance sheets of companies in the extractive industries. Historically, in accordance with SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” we have capitalized the cost of oil and gas leasehold interests and, consistent with industry practice, reported these assets as part of tangible Exploration and Production (E&P) properties, plants and equipment.

At its March 2004 meeting, the EITF reached a consensus that all mineral rights should be considered tangible assets for accounting purposes. The EITF acknowledged that this consensus would require an amendment to SFAS Nos. 141 and 142 to remove mineral rights as an example of an intangible asset. In April 2004, the FASB issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1, which amended SFAS Nos. 141 and 142 to remove mineral rights as an example of an intangible asset consistent with the EITF’s consensus. See Note 6—Properties, Plants and Equipment for more information.

OUTLOOK

In E&P, we expect our worldwide production for the second quarter of 2004 to be less than our first quarter level, primarily because of seasonality declines in Alaska and the United Kingdom, the impact of first quarter asset sales, planned maintenance downtime and normal field declines. These declines are expected to be partly offset by the expected ramp up of liquids production at Bayu-Undan.

In R&M, we expect our average refinery crude oil utilization rate for the second quarter of 2004 to be in the mid-90 percent range.

In February 2003, the Venezuelan government implemented a currency exchange control regime. The government has published legal instruments supporting the controls, one of which establishes official exchange rates for the U.S. dollar. The devaluation of the Venezuelan currency by approximately 17 percent in February 2004 was not large enough to have a significant impact on our Venezuelan operations; however, future changes in the exchange rate could have a significant impact on our Venezuelan operations.

In March 2004, in conjunction with our co-venturer, we announced that we were suspending further work on a proposed liquefied natural gas (LNG) receiving terminal in Harpswell, Maine, following a vote by the residents of Harpswell not to lease a former U.S. Navy fuel site in the community for the purpose of building a LNG regasification facility. We continue to pursue regasification facility projects at other locations in the United States.

Late in the first quarter, the U.K. Department of Trade and Industry approved the development of the Brodgar and Callanish fields in the U.K. North Sea. Both fields are to be developed simultaneously as satellites of the already producing Britannia field. First production from these satellite fields is targeted for 2007.

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

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Fluctuations in crude oil, natural gas and natural gas liquids prices, refining and marketing margins and margins for our chemicals business;

•	Changes in our business, operations, results and prospects;

•	The operation and financing of our midstream and chemicals joint ventures;

•	Potential failure to realize fully or within the expected time frame the expected cost savings and synergies from the combination of Conoco and Phillips;

•	Costs or difficulties related to the integration of the businesses of Conoco and Phillips, as well as the continued integration of businesses recently acquired by each of them;

•	Potential failure or delays in achieving expected reserve or production levels from existing and future oil and gas development projects due to operating hazards, drilling risks and the inherent uncertainties in predicting oil and gas reserves and oil and gas reservoir performance;

•	Unsuccessful exploratory drilling activities;

•	Failure of new products and services to achieve market acceptance;

•	Unexpected cost increases or technical difficulties in constructing or modifying facilities for exploration and production projects, manufacturing or refining;

•	Unexpected difficulties in manufacturing or refining our refined products, including synthetic crude oil and chemicals products;

•	Lack of, or disruptions in, adequate and reliable transportation for our crude oil, natural gas, natural gas liquids, LNG and refined products;

•	Inability to timely obtain or maintain permits, including those necessary for construction of LNG terminals or regasification facilities, comply with government regulations or make capital expenditures required to maintain compliance;

•	Failure to complete definitive agreements and feasibility studies for, and to timely complete construction of, announced and future LNG projects and related facilities;

•	Potential disruption or interruption of our facilities due to accidents, political events or terrorism;

•	International monetary conditions and exchange controls;

•	Liability for remedial actions, including removal and reclamation obligations, under environmental regulations;

•	Liability resulting from litigation;

•	General domestic and international economic and political conditions, including armed hostilities and governmental disputes over territorial boundaries;

•	Changes in tax and other laws or regulations applicable to our business; and

•	Inability to obtain economical financing for exploration and development projects, construction or modification of facilities and general corporate purposes.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2004, does not differ materially from that discussed under Item 7A of ConocoPhillips’ Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2004, with the participation of our management, our President and Chief Executive Officer and our Executive Vice President, Finance, and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of ConocoPhillips’ disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Finance, and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2004.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the first quarter of 2004 and any material developments with respect to those matters previously reported in ConocoPhillips’ 2003 Form 10-K. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the United States Securities and Exchange Commission’s regulations.

On March 2, 2004, the Bay Area Air Quality Management District (BAAQMD) notified us of their intent to seek civil penalties in the amount of $750,000 for 17 alleged violations of various BAAQMD regulations at our Rodeo facility and carbon plant located in the San Francisco area. We are currently assessing these allegations and expect to work with the BAAQMD towards a negotiated resolution of this matter.

On November 14, 2002, the Texas Commission on Environmental Quality issued a proposed agreed Findings Order to resolve alleged water discharge violations of the Texas Water Code and Commission Rules at the Sweeny refinery for the period beginning March 2000 through July 2002. In January 2004, we agreed to resolve this matter by paying a civil penalty to the State of Texas in the amount of $140,250.

On July 15, 2002, the United States filed a Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) cost recovery action against Conoco Inc. and seven other defendants alleging that the United States has incurred unreimbursed response costs at the Lowry Superfund Site located in Arapahoe County, Colorado. The United States seeks recovery of approximately $12.3 million in past response costs and a declaratory judgment for future CERCLA response cost liability. The defendants filed counterclaims seeking declaratory relief that certain response actions taken by the government were inconsistent with the National Contingency Plan. The defendants’ counterclaims, if successful, will reduce the total amount of response costs that are reimbursable to the government.

In June 1997, we experienced pipeline spills on our Seminoe pipeline at Banner, Wyoming, and Lodge Grass, Montana. In response to these spills, the United States Department of Justice advised us in August 2000 that the United States was contemplating a legal proceeding under the Clean Water Act against us. On February 9, 2004, we entered into a settlement agreement with the United States to resolve these matters. Under the terms of the settlement, we will pay the United States a civil penalty in the amount of $465,000.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

Reports on Form 8-K

During the three months ended March 31, 2004, ConocoPhillips furnished the following Current Reports on Form 8-K:

•	Current Report furnished January 8, 2004, reporting Item 7 and Item 12.

•	Current Report furnished January 28, 2004, reporting Item 7 and Item 12.

•	Current Report furnished February 26, 2004, reporting Item 7 and Item 12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Rand C. Berney Rand C. Berney Vice President and Controller (Chief Accounting and Duly Authorized Officer)

May 5, 2004

EXHIBIT INDEX

EXHIBITS
12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.