Form 10-Q
period 2005-03-31
CONOCOPHILLIPS
filed 2005-05-05
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 001-32395

ConocoPhillips

(Exact name of registrant as specified in its charter)

Delaware	01-0562944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 North Dairy Ashford, Houston, TX 77079

(Address of principal executive offices)           (Zip Code)

281-293-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The registrant had 696,149,683 shares of common stock, $.01 par value, outstanding at March 31, 2005.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004*

Revenues
Sales and other operating revenues (1)(2)	$37,631	29,813
Equity in earnings of affiliates	1,053	269
Other income	234	135

Total Revenues	38,918	30,217

Costs and Expenses
Purchased crude oil, natural gas and products (3)	25,572	19,735
Production and operating expenses	1,952	1,665
Selling, general and administrative expenses	539	468
Exploration expenses	171	143
Depreciation, depletion and amortization	1,041	918
Property impairments	22	31
Taxes other than income taxes (1)	4,488	4,114
Accretion on discounted liabilities	48	36
Interest and debt expense	138	145
Foreign currency transaction gains	(3)	(16)
Minority interests	10	14

Total Costs and Expenses	33,978	27,253

Income from continuing operations before income taxes	4,940	2,964
Provision for income taxes	2,017	1,361

Income From Continuing Operations	2,923	1,603
Income (loss) from discontinued operations	(11)	13

Net Income	$2,912	1,616

Income (Loss) Per Share of Common Stock (dollars)
Basic
Continuing operations	$4.18	2.34
Discontinued operations	(.01)	.02

Net Income	$4.17	2.36

Diluted
Continuing operations	$4.12	2.31
Discontinued operations	(.02)	.02

Net Income	$4.10	2.33

Dividends Paid Per Share of Common Stock (dollars)	$.50	.43

Average Common Shares Outstanding (in thousands)
Basic	698,946	686,098
Diluted	710,186	694,052

(1) Includes excise, value added and other similar taxes on petroleum products sales:	$4,155	3,822
(2) Includes sales related to purchases/sales with the same counterparty:	4,569	3,366
(3) Includes purchases related to purchases/sales with the same counterparty:	4,497	3,288
*Certain amounts reclassified to conform to current year presentation.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	March 31	December 31
	2005	2004

Assets
Cash and cash equivalents	$2,421	1,387
Accounts and notes receivable (net of allowance of $55 million in 2005 and 2004)	9,286	5,449
Accounts and notes receivable—related parties	530	3,339
Inventories	4,542	3,666
Prepaid expenses and other current assets	1,128	986
Assets of discontinued operations held for sale	176	194

Total Current Assets	18,083	15,021
Investments and long-term receivables	11,389	10,408
Net properties, plants and equipment	51,053	50,902
Goodwill	14,902	14,990
Intangibles	1,074	1,096
Other assets	389	444

Total Assets	$96,890	92,861

Liabilities
Accounts payable	$10,356	8,727
Accounts payable—related parties	676	404
Notes payable and long-term debt due within one year	114	632
Accrued income and other taxes	4,331	3,154
Employee benefit obligations	894	1,215
Other accruals	1,493	1,351
Liabilities of discontinued operations held for sale	105	103

Total Current Liabilities	17,969	15,586
Long-term debt	13,898	14,370
Asset retirement obligations and accrued environmental costs	3,849	3,894
Deferred income taxes	10,285	10,385
Employee benefit obligations	2,406	2,415
Other liabilities and deferred credits	2,278	2,383

Total Liabilities	50,685	49,033

Minority Interests	1,174	1,105

Common Stockholders’ Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2005—722,341,093 shares; 2004—718,864,831 shares)
Par value	7	7
Capital in excess of par	26,347	26,054
Compensation and Benefits Trust (CBT) (at cost: 2005—24,091,410 shares; 2004—24,091,410 shares)	(816)	(816)
Treasury stock (at cost: 2005—2,100,000 shares; 2004—0 shares)	(226)	—
Accumulated other comprehensive income	1,334	1,592
Unearned employee compensation	(307)	(242)
Retained earnings	18,692	16,128

Total Common Stockholders’ Equity	45,031	42,723

Total	$96,890	92,861

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004

Cash Flows From Operating Activities
Income from continuing operations	$2,923	1,603
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
Non-working capital adjustments
Depreciation, depletion and amortization	1,041	918
Property impairments	22	31
Dry hole costs and leasehold impairments	109	87
Accretion on discounted liabilities	48	36
Deferred taxes	123	360
Undistributed equity earnings	(805)	(181)
Gain on asset dispositions	(177)	(82)
Other	(78)	70
Working capital adjustments
Decrease in aggregate balance of accounts receivable sold	(480)	(750)
Increase in other accounts and notes receivable	(474)	(639)
Increase in inventories	(903)	(401)
Decrease (increase) in prepaid expenses and other current assets	(177)	135
Increase in accounts payable	1,744	694
Increase in taxes and other accruals	1,178	184

Net cash provided by continuing operations	4,094	2,065
Net cash provided by (used in) discontinued operations	(5)	8

Net Cash Provided by Operating Activities	4,089	2,073

Cash Flows From Investing Activities
Capital expenditures and investments, including dry hole costs	(1,822)	(1,481)
Proceeds from asset dispositions	87	449
Long-term advances/loans to affiliates and other	(38)	(66)
Collection of advances/loans to affiliates and other	63	22

Net cash used in continuing operations	(1,710)	(1,076)
Net cash used in discontinued operations	—	(1)

Net Cash Used in Investing Activities	(1,710)	(1,077)

Cash Flows From Financing Activities
Issuance of debt	333	—
Repayment of debt	(1,319)	(722)
Issuance of company common stock	155	112
Repurchase of company common stock	(194)	—
Dividends paid on common stock	(348)	(294)
Other	64	89

Net cash used in continuing operations	(1,309)	(815)

Net Cash Used in Financing Activities	(1,309)	(815)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(36)	(12)

Net Change in Cash and Cash Equivalents	1,034	169
Cash and cash equivalents at beginning of period	1,387	490

Cash and Cash Equivalents at End of Period	$2,421	659

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

Note 1—Interim Financial Information

The financial information for the interim periods presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of ConocoPhillips and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature. These interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes included in ConocoPhillips’ 2004 Annual Report on Form 10-K. Certain amounts in the 2004 financial statements included in this report on Form 10-Q have been reclassified to conform to the 2005 presentation.

Note 2—Accounting Policies

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

At its March 2005 and November 2004 meetings, the Emerging Issues Task Force (EITF) discussed Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” which addresses accounting issues that arise when one company both sells inventory to, and buys inventory from, another company in the same line of business. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements, and the inventory purchased or sold may be in the form of raw material, work-in-progress, or finished goods. At issue is whether both the revenue and inventory/cost of sales should be recorded at fair value or whether the transactions should be classified as nonmonetary exchanges subject to the fair value exception of Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions.” Issue No. 04-13 encompasses our buy/sell transactions described above.

Buy/sell transactions have the same general terms and conditions as typical commercial contracts including: separate title transfer, transfer of risk of loss, separate gross billing and cash settlement for both the buy and sell sides of the transaction, and non-performance by one party does not relieve the other party of its obligation to perform (except in events of force majeure). Because buy/sell contracts have similar terms and conditions, we account for these purchase and sale transactions in the consolidated income statement as monetary transactions outside the scope of APB Opinion No. 29.

Our buy/sell transactions are similar to the “barrel back” example used in EITF Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ as Defined in Issue No. 02-3.” Using the “barrel back” example, the EITF concluded that a company’s decision to display buy/sell-type transactions either gross or net on the income statement is a matter of judgment that depends on relevant facts and circumstances. We apply this judgment based on guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” (Issue No. 99-19), which provides indicators for when to report revenues and the associated cost of goods sold gross (i.e., on separate revenue and cost of sales lines in the income statement) or net (i.e., on the same line). The indicators for gross reporting in Issue No. 99-19 are consistent with many of the characteristics of buy/sell transactions, which support our accounting for buy/sell transactions.

We also believe that the conclusion reached by the Derivatives Implementation Group Statement 133 Implementation Issue No. K1, “Miscellaneous: Determining Whether Separate Transactions Should be Viewed as a Unit,” further supports our judgment that the purchase and sale contracts should be viewed as two separate transactions and not as a single transaction.

At its March 2005 meeting, the EITF reached a tentative conclusion that exchanges of finished goods for raw materials or work-in-progress within the same line of business should be recorded at fair value because these exchanges culminate the earnings process. It is our understanding that the EITF does not expect to reach a final conclusion on whether both the revenue and inventory/cost of sales should be recorded at fair value until a decision is reached regarding whether these type of transactions should be classified as nonmonetary exchanges subject to the fair value exception of APB Opinion No. 29.

Depending on the EITF’s final conclusions, it is possible that we could be required to decrease sales and other operating revenues for first-quarter 2005 and 2004 by $4,569 million and $3,366 million, respectively, with a related decrease in purchased crude oil, natural gas and products on our consolidated income statement. We believe any impact to income from continuing operations and net income would result from LIFO inventory and would not be material to our financial statements.

Our Commercial organization uses commodity derivative contracts (such as futures and options) in various markets to optimize the value of our supply chain and balance physical systems. In addition to cash settlement prior to contract expiration, exchange-traded futures contracts may also be settled by physical delivery of the commodity, providing another source of supply to meet our refinery requirements or marketing demand. See Note 2—Accounting Policies—Derivative Instruments, for additional information on our accounting for, and reporting of, commodity derivative contracts.

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

Stock-Based Compensation—Effective January 1, 2003, we voluntarily adopted the fair-value accounting method prescribed by Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation.” We used the prospective transition method, applying the fair-value accounting method and recognizing compensation expense equal to the fair-market value on the grant date for all stock options granted or modified after December 31, 2002.

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

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004

Net income, as reported	$2,912	1,616
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	39	13
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(40)	(16)

Pro forma net income	$2,911	1,613

Earnings per share:
Basic—as reported	$4.17	2.36
Basic—pro forma	4.17	2.35
Diluted—as reported	4.10	2.33
Diluted—pro forma	4.10	2.32

Note 3—Changes in Accounting Principles

In April 2005, the Financial Accounting Standards Board (FASB) issued FSP FAS 19-1, “Accounting for Suspended Well Costs,” with application required in the first reporting period beginning after April 4, 2005. Under early application provisions, we adopted FSP FAS 19-1, effective January 1, 2005. The adoption of this standard did not impact our first-quarter 2005 net income. See Note 7—Properties, Plants and Equipment for additional information.

In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” See Note 18—Income Taxes for additional information.

Note 4—Discontinued Operations

Sales and other operating revenues and income (loss) from discontinued operations were as follows:

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004

Sales and other operating revenues from discontinued operations	$76	578

Income (loss) from discontinued operations before-tax	$(17)	21
Income tax expense (benefit)	(6)	8

Income (loss) from discontinued operations	$(11)	13

Assets of discontinued operations were primarily properties, plants and equipment, while liabilities of discontinued operations were primarily deferred taxes.

Note 5—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31	December 31
	2005	2004

Crude oil and petroleum products	$4,007	3,147
Materials, supplies and other	535	519

	$4,542	3,666

Inventories valued on a last-in, first-out (LIFO) basis totaled $3,855 million and $2,988 million at March 31, 2005, and December 31, 2004, respectively. The remainder of our inventories is valued under various methods, including first-in, first-out and weighted average. The excess of current replacement cost over LIFO cost of inventories amounted to $3,196 million and $2,220 million at March 31, 2005, and December 31, 2004, respectively.

Note 6—Investments and Long-Term Receivables

LUKOIL

During the first quarter of 2005, we increased our ownership interest in LUKOIL to 11.3 percent at March 31, 2005, from 10.0 percent at December 31, 2004.

At March 31, 2005, the book value of our ordinary share investment in LUKOIL was $3,177 million. Our 11.3 percent share of the net assets of LUKOIL was estimated to be $2,449 million. This basis difference is $728 million, a majority of which is being amortized on a unit-of-production basis. On March 31, 2005, the closing price of LUKOIL shares on the London Stock Exchange was $33.88 per share, making the aggregate total market value of our LUKOIL investment $3,243 million at that date.

Duke Energy Field Services, LLC (DEFS)

On February 24, 2005, ConocoPhillips and Duke Energy Corporation (Duke) agreed to general terms to restructure their respective ownership levels in DEFS, which would cause DEFS to become a jointly controlled venture, owned 50 percent by each company. This restructuring has been approved by the Boards of Directors of both owners. While the specific steps that will achieve this restructuring are still being negotiated with Duke, we expect that we will increase our current 30.3 percent ownership in DEFS to 50 percent through a series of direct and indirect transfers of certain Canadian Midstream assets from ConocoPhillips and DEFS to Duke, a disproportionate cash distribution from DEFS to Duke from the sale of DEFS’ interest in TEPPCO Partners, L.P. (TEPPCO), a $398 million cash contribution from ConocoPhillips to DEFS, and a final net cash payment to Duke of approximately $210 million, the last two items of which we expect to fund from our general liquidity resources. The restructuring is expected to close in the second or third quarter of 2005, subject to normal regulatory approvals.

The restructuring is expected to have the effect of significantly reducing the favorable basis difference in our investment in DEFS which, in turn, will significantly reduce the basis difference amortization reported in equity method earnings.

In first-quarter 2005, as a part of equity earnings, we recorded our $306 million (after tax) equity share of the financial gain from DEFS’ sale of the interest in TEPPCO.

Note 7—Properties, Plants and Equipment

Properties, plants and equipment included the following:

	Millions of Dollars
	March 31	December 31
	2005	2004

Properties, plants and equipment	$70,049	69,151
Accumulated depreciation, depletion and amortization	(18,996)	(18,249)

Net properties, plants and equipment	$51,053	50,902

Suspended Wells

In April 2005, the FASB issued FASB Staff Position No. FAS 19-1, “Accounting for Suspended Well Costs” (FSP No. 19-1). This FASB Staff Position was issued to address whether there are circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when further exploratory drilling is planned and major capital expenditures would be required to develop the project.

FSP No. 19-1 requires the continued capitalization of suspended well costs if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. All relevant facts and circumstances should be evaluated in determining whether a company is making sufficient progress assessing the reserves, and FSP No. 19-1 provides several indicators to assist in this evaluation. FSP No. 19-1 prohibits continued capitalization of suspended well costs on the chance that market conditions will change or technology will be developed to make the project economic. We adopted FSP No. 19-1 effective January 1, 2005. There was no impact to our consolidated financial statements from the adoption of this FASB Staff Position.

The following table reflects the net changes in suspended exploratory well costs during the first quarter of 2005, as well as for the years 2004 and 2003.

	Millions of Dollars
	First-Quarter	Year	Year
	2005	2004	2003

Beginning balance at January 1	$347	403	221
Additions pending the determination of proved reserves	54	142	217
Reclassifications to proved properties	(53)	(112)	(6)
Charged to dry hole expense	(73)	(86)	(29)

Ending balance	$275	347	403

The following table provides an aging of suspended well balances at March 31, 2005, and December 31, 2004 and 2003:

	Millions of Dollars
	March 31	December 31
	2005	2004	2003

Capitalized exploratory well costs that have been capitalized for a period of one year or less	$147	142	217
Capitalized exploratory well costs that have been capitalized for a period greater than one year	128	205	186

Ending balance	$275	347	403

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	14	16	12

The following table provides a further aging of those exploratory well costs that have been capitalized for more than one year since the completion of drilling as of March 31, 2005:

	Millions of Dollars
	Suspended Since
Project	Total	2004	2003	2002	2001

Alpine satellite—Alaska (1)	$21	—	—	21	—
Kashagan—Republic of Kazakhstan (2)	18	—	9	—	9
Foothills of Western Alberta—Canada (3)	13	13	—	—	—
Aktote—Republic of Kazakhstan (4)	12	—	12	—	—
Gumusut—Malaysia (4)	12	—	12	—	—
Su Tu Trang—Vietnam (2)	10	—	10	—	—
Eight projects of less than $10 million each (2)(4)	42	—	20	14	8

Total of 14 projects	$128	13	63	35	17

(1)	Development decisions pending infrastructure west of Alpine and construction authorization.

(2)	Additional appraisal wells planned.

(3)	Wells in various stages of testing/completion.

(4)	Appraisal drilling complete; costs being incurred to assess development.

Note 8—Property Impairments

In the first quarters of 2005 and 2004, we recorded property impairments related to planned dispositions in our Midstream, Exploration and Production (E&P) and Refining and Marketing (R&M) segments. The amount of property impairments by segment were:

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004

Exploration and Production	$—	4
Midstream	21	20
Refining and Marketing	1	7

	$22	31

Note 9—Debt

At March 31, 2005, we had two revolving credit facilities totaling $5 billion, available for use either as direct bank borrowings or as support for the issuance of up to $5 billion in commercial paper, a portion of which may be denominated in other currencies (limited to euro 3 billion equivalent). The facilities included a $2.5 billion four-year facility expiring in October 2008 and a $2.5 billion five-year facility expiring in October 2009. In addition, the five-year facility may be used to support issuances of letters of credit totaling up to $750 million. The facilities are broadly syndicated among financial institutions and do not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings. The credit agreements do contain a cross-default provision relating to our, or any of our consolidated subsidiaries’, failure to pay principal or interest on other debt obligations of $200 million or more. At March 31, 2005, and December 31, 2004, we had no outstanding borrowings under these facilities, but $173 million in letters of credit had been issued. There was no commercial paper outstanding at March 31, 2005, compared with $544 million at December 31, 2004.

In late March 2005, we redeemed our $400 million 3.625% Notes due 2007 at par plus accrued interest. In conjunction with this redemption, $400 million of interest rate swaps were cancelled.

Note 10—Contingencies and Commitments

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those assumed in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. At March 31, 2005, ConocoPhillips’ balance sheet included a total environmental accrual of $1,059 million, compared with $1,061 million at December 31, 2004. We expect to incur the majority of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

In January 2005, we entered into a consent decree with the United States, the states of Louisiana, Illinois, Pennsylvania, New Jersey, and the Northwest Clean Air Agency (the state of Washington) to settle allegations arising out of the EPA’s national enforcement initiative, as well as other related Clean Air Act regulation issues. In the consent decree, we agreed to reduce air emissions from refineries in Washington, California, Texas, Louisiana, Illinois, Pennsylvania, and New Jersey over the next eight years. We plan to spend an estimated $525 million over that time period to install control technology and equipment to reduce emissions from stacks, vents, valves, heaters, boilers, and flares.

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

Note 11—Guarantees

At March 31, 2005, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability at inception for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted, no liability has been recorded related to the guarantee.

Construction Completion Guarantees

•	We have a construction completion guarantee related to debt financing arrangements for the Hamaca Holding LLC joint-venture project in Venezuela. The maximum potential amount of future payments under the guarantee is estimated to be $390 million, which could be called due, if completion certification is not achieved by the Guaranteed Project Completion Date (currently October 1, 2005). Although the heavy-oil upgrader began operation in the fourth quarter of 2004 and is producing satisfactorily, there are other requirements for completion that remain outstanding at this time. Once completion certification is achieved, the project financing debt will be non-recourse to us.

Guarantees of Joint-Venture Debt

•	At March 31, 2005, we had guarantees of about $240 million outstanding for our portion of joint-venture debt obligations, which have terms of up to 20 years. Payment would be required if a joint venture defaults on its debt obligations. Included in these outstanding guarantees was $92 million associated with the Polar Lights Company joint venture in Russia.

Other Guarantees

•	The Merey Sweeny, L.P. (MSLP) joint-venture project agreement requires the partners in the venture to pay cash calls to cover operating expenses in the event that the venture does not have enough cash to cover operating expenses after setting aside the amount required for debt service over the next 20 years. Although there is no maximum limit stated in the agreement, the intent is to cover short-term cash deficiencies should they occur. Our maximum potential future payments under the agreement are currently estimated to be $100 million, assuming such a shortfall exists at some point in the future due to an extended operational disruption. If such an operational disruption did occur, MSLP has business interruption insurance and would be entitled to insurance proceeds subject to deductibles and certain limits.

•	In February 2003, we entered into two agreements establishing separate guarantee facilities for $50 million each for two liquefied natural gas ships. Subject to the terms of each such facility, we will be required to make payments should the charter revenue generated by the respective ship fall below certain specified minimum thresholds, and we will receive payments to the extent that such revenues exceed those thresholds. The net maximum future payments that we may have to make over the 20-year terms of the two agreements could be up to an aggregate of $100 million. Actual gross payments over the 20 years could exceed that amount to the extent cash is received by us. In the event either ship is sold or a total loss occurs, we also may have recourse to the sales or insurance proceeds to recoup payments made under the guarantee facilities. In September 2003, the first ship was delivered to its owner and the second ship is scheduled for delivery to its owner in mid-2005.

•	We have other guarantees totaling $350 million, which consist primarily of dealer and jobber loan guarantees to support our marketing business, a guarantee to fund the short-term cash liquidity deficits of a lubricants joint venture, a guaranteed revenue deficiency payment to a pipeline joint venture, two small construction completion guarantees, a guarantee supporting a lease assignment on a corporate aircraft, a guarantee associated with a pending lawsuit and guarantees of the lease payment obligations of a joint venture. The carrying amount recorded for these other guarantees, as of March 31, 2005, was $20 million. These guarantees generally extend up to 15 years and payment would only be required if the dealer, jobber or lessee goes into default, if the lubricants joint venture has cash liquidity issues, if the pipeline joint venture has revenue below a certain threshold, if construction projects are not completed, if guaranteed parties default on lease payments, or if an adverse decision occurs in the lawsuit.

Indemnifications

•	Over the years, we have entered into various agreements to sell ownership interests in certain corporations and joint ventures and sold several assets, including FTC-mandated sales of downstream and midstream assets, certain exploration and production assets, and downstream retail and wholesale sites, giving rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, environmental liabilities, underground storage tank repairs or replacements, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications, as of March 31, 2005, was $486 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information that the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible that future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the carrying amount recorded were $352 million of environmental accruals for known contamination that is included in asset retirement obligations and accrued environmental costs at March 31, 2005. For additional information about environmental liabilities, see Note 10—Contingencies and Commitments.

Note 12—Comprehensive Income

ConocoPhillips’ comprehensive income was as follows:

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004
Net income	$2,912	1,616
After-tax changes in:
Minimum pension liability adjustment	(1)	(1)
Foreign currency translation adjustments	(256)	—
Unrealized gain (loss) on securities	(1)	1
Hedging activities	—	(24)

	$2,654	1,592

Accumulated other comprehensive income in the equity section of the balance sheet included:

	Millions of Dollars
	March 31	December 31
	2005	2004
Minimum pension liability adjustment	$(68)	(67)
Foreign currency translation adjustments	1,406	1,662
Unrealized gain on securities	5	6
Deferred net hedging gain	(9)	(9)

	$1,334	1,592

Note 13—Supplemental Cash Flow Information

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004
Non-Cash Investing and Financing Activities
Fair market value of properties, plants and equipment received in a nonmonetary exchange transaction	$138	—

Cash Payments
Interest	$42	12
Income taxes	682	373

Note 14—Sales of Receivables

At December 31, 2004, certain credit card and trade receivables had been sold to a Qualifying Special Purpose Entity (QSPE) in a revolving-period securitization arrangement. This arrangement provides for us to sell, and the QSPE to purchase, certain receivables and for the QSPE to then issue beneficial interests of up to $1.2 billion to five bank-sponsored entities. At December 31, 2004, the QSPE had issued beneficial interests to the bank-sponsored entities of $480 million. All five bank-sponsored entities are multi-seller conduits with access to the commercial paper market and purchase interests in similar receivables from numerous other companies unrelated to us. We have no ownership interests, nor any variable interests, in any of the bank-sponsored entities. As a result, we do not consolidate any of these entities. Furthermore, except as discussed below, we do not consolidate the QSPE because it meets the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to be excluded from the consolidated financial statements of ConocoPhillips. The receivables transferred to the QSPE met the isolation and other requirements of SFAS No. 140 to be accounted for as sales and were accounted for accordingly.

By January 31, 2005, all of the beneficial interests held by the bank-sponsored entities had matured; therefore, in accordance with FAS 140, the operating results and cash flows of the QSPE subsequent to this maturity have been consolidated with our financial statements, and the assets and liabilities of the QSPE are included in our March 31, 2005 balance sheet.

Total cash flows received from and paid under the securitization arrangements were as follows:

	Millions of Dollars
	2005	2004
Receivables sold at beginning of year	$480	1,200
New receivables sold	960	3,150
Cash collections remitted	(1,440)	(3,900)

Receivables sold at March 31	$—	450

Discounts and other fees paid on revolving balances	$2	2

Note 15—Employee Benefit Plans

Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	March 31				March 31
Three Months Ended	2005		2004		2005	2004
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$38	18	37	16	5	5
Interest cost	43	32	44	28	13	15
Expected return on plan assets	(31)	(28)	(26)	(23)	—	—
Amortization of prior service cost	1	2	1	2	5	5
Recognized net actuarial loss (gain)	14	9	13	10	(1)	2

Net periodic benefit costs	$65	33	69	33	22	27

We recognized pension settlement losses of $4 million in the first quarter of 2004 due to high levels of lump-sum elections by new retirees in certain plans.

During the first quarter of 2005, we contributed $100 million to our domestic qualified and non-qualified benefit plans and $34 million to international qualified and non-qualified benefit plans. For the full year 2005, we expect to contribute approximately $410 million to our domestic plans and $140 million to our international plans.

Note 16—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004
Operating revenues (a)	$1,645	1,087
Purchases (b)	1,156	1,024
Operating expenses and selling, general and administrative expenses (c)	246	136
Net interest expense (income) (d)	10	(7)

(a)	Our Exploration and Production (E&P) segment sells natural gas to Duke Energy Field Services, LLC (DEFS) and crude oil to the Malaysian Refining Company Sdn. Bhd (Melaka), among others, for processing and marketing. Natural gas liquids, solvents and petrochemical feedstocks are sold to Chevron Phillips Chemical Company LLC (CPChem) and refined products are sold primarily to CFJ Properties and Getty Petroleum Marketing, Inc. (a subsidiary of LUKOIL). Also, we charge several of our affiliates including CPChem, MSLP, and Hamaca Holding LLC for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)	We purchase natural gas and natural gas liquids from DEFS and CPChem for use in our refinery processes and other feedstocks from various affiliates. We purchase upgraded crude oil from Petrozuata C.A. and refined products from Melaka. We also pay fees to various pipeline equity companies for transporting finished refined products and a price upgrade to MSLP for heavy crude processing.

(c)	We pay processing fees to various affiliates. Additionally, we pay crude oil transportation fees to pipeline equity companies.

(d)	We pay and/or receive interest to/from various affiliates including, prior to consolidation, the receivables securitization QSPE.

Elimination of our equity percentage share of profit or loss on the above transactions was not material.

Note 17—Segment Disclosures and Related Information

We have organized our reporting structure based on the grouping of similar products and services, resulting in six operating segments:

1)	E&P—This segment primarily explores for, produces and markets crude oil, natural gas, and natural gas liquids on a worldwide basis. At March 31, 2005, our E&P operations were producing in the United States, Norway, the United Kingdom, Canada, Nigeria, Venezuela, offshore Timor Leste in the Timor Sea, Australia, China, Indonesia, the United Arab Emirates, Vietnam, and Russia. The E&P segment’s U.S. and international operations are disclosed separately for reporting purposes.

2)	Midstream—Through both consolidated and equity interests, this segment gathers and processes natural gas produced by ConocoPhillips and others, and fractionates and markets natural gas liquids, primarily in the United States, Canada and Trinidad. The Midstream segment includes our 30.3 percent equity investment in DEFS.

3)	R&M—This segment purchases, refines, markets and transports crude oil and petroleum products, mainly in the United States, Europe and Asia. At March 31, 2005, we owned 12 refineries in the United States; one in the United Kingdom; one in Ireland; and had equity interests in one refinery in Germany, two in the Czech Republic, and one in Malaysia. The R&M segment’s U.S. and international operations are disclosed separately for reporting purposes.

4)	LUKOIL Investment—This segment represents our investment in the ordinary shares of LUKOIL, an international, integrated oil and gas company headquartered in Russia. In October 2004, we closed on a transaction to acquire 7.6 percent of LUKOIL’s shares held by the Russian government. During the remainder of 2004, we increased our ownership to 10.0 percent. During the first quarter of 2005, we increased our ownership to 11.3 percent.

5)	Chemicals—This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in CPChem.

6)	Emerging Businesses—This segment encompasses the development of new businesses beyond our traditional operations. Emerging Businesses includes new technologies related to natural gas conversion into clean fuels and related products (gas-to-liquids), technology solutions, power generation, and emerging technologies.

Corporate and Other includes general corporate overhead; interest income and expense; discontinued operations; restructuring charges; certain eliminations; and various other corporate activities. Corporate assets include all cash and cash equivalents.

We evaluate performance and allocate resources based on net income. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004
Sales and Other Operating Revenues
E&P
United States	$7,032	5,567
International	4,907	4,039
Intersegment eliminations—U.S.	(912)	(662)
Intersegment eliminations—International	(997)	(938)

E&P	10,030	8,006

Midstream
Total sales	1,021	1,239
Intersegment eliminations	(230)	(353)

Midstream	791	886

R&M
United States	19,955	15,427
International	6,859	5,539
Intersegment eliminations—U.S.	(87)	(95)
Intersegment eliminations—International	(2)	(1)

R&M	26,725	20,870

LUKOIL Investment	—	—
Chemicals	3	4
Emerging Businesses	81	46
Corporate and Other	1	1

Consolidated Sales and Other Operating Revenues	$37,631	29,813

Net Income (Loss)
E&P
United States	$892	635
International	895	622

Total E&P	1,787	1,257

Midstream	385	55

R&M
United States	570	403
International	130	61

Total R&M	700	464

LUKOIL Investment	110	—
Chemicals	133	39
Emerging Businesses	(8)	(22)
Corporate and Other	(195)	(177)

Consolidated Net Income	$2,912	1,616

	Millions of Dollars
	March 31	December 31
	2005	2004
Total Assets
E&P
United States	$16,240	16,105
International	26,947	26,481
Goodwill	11,002	11,090

Total E&P	54,189	53,676

Midstream	1,636	1,293

R&M
United States	20,541	19,180
International	6,270	5,834
Goodwill	3,900	3,900

Total R&M	30,711	28,914

LUKOIL Investment	3,177	2,723
Chemicals	2,333	2,221
Emerging Businesses	946	972
Corporate and Other	3,898	3,062

Consolidated Total Assets	$96,890	92,861

Note 18—Income Taxes

Our effective tax rates for the first quarter of 2005 and 2004 were 41 percent and 46 percent, respectively. The reduction in the effective tax rate for the first quarter of 2005, versus the same period in 2004, was due to the utilization of capital loss carryforwards that previously had a full valuation allowance and a lower proportion of income in higher tax rate jurisdictions. The effective tax rate in excess of the domestic federal statutory rate of 35 percent was primarily due to foreign taxes.

One of the provisions of the American Jobs Creation Act of 2004 was a special deduction for qualifying manufacturing activities. While the legislation is still undergoing clarifications, under guidance from FASB FSP No. 109-1, we included the estimated impact as a current benefit, which was not material to the company’s effective tax rate, and it did not have any impact on our assessment of the need for possible valuation allowances.

Another provision of the American Jobs Creation Act of 2004 was a special one-time provision allowing earnings of controlled foreign companies to be repatriated at a reduced tax rate. At this point, our investigation into our response to the legislation is preliminary, as we await additional and final clarifying legislation and guidance from the government. Because of the uncertainties related to this legislation, and as provided by FASB FSP No. 109-2, we elected to defer our decision on potentially altering our current plans on permanently reinvesting in certain foreign subsidiaries and foreign corporate joint ventures. We expect final guidance to be issued and our investigation into our response to the legislation to be completed late in 2005.

Note 19—New Accounting Standards and Emerging Issues

New Accounting Standards

In March 2005, the FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). This Interpretation clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event if the liability’s fair value can be reasonably estimated. If the liability’s fair value cannot be reasonably estimated, then the entity must disclose (a) a description of the obligation, (b) the fact that a liability has not been recognized because the fair value cannot be reasonably estimated, and (c) the reasons why the fair value cannot be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to implement this Interpretation in the fourth quarter of 2005 and are currently studying its provisions to determine the impact, if any, on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29.” This amendment eliminates the APB Opinion No. 29 exception for fair value recognition of nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective on a prospective basis beginning July 1, 2005. We continue to evaluate this Statement.

Also in December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), which supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” which we adopted at the beginning of 2003. SFAS 123(R) prescribes the accounting for a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and generally requires the fair value of share-based awards to be expensed in the income statement. For ConocoPhillips, this statement provided for an effective date of third-quarter 2005; however, in April 2005 the Securities and Exchange Commission approved a new rule that delayed the effective date until January 1, 2006. We plan to adopt the provisions of this Statement January 1, 2006. We are studying the provisions of this new pronouncement to determine the impact, if any, on our financial statements. For more information on our adoption of SFAS No. 123 and its effect on net income, see Note 2—Accounting Policies.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” This Statement requires that items, such as idle facility expense, excessive spoilage, double freight, and re-handling costs, be recognized as a current-period charge. We are required to implement this Statement in the first quarter of 2006. We are analyzing the provisions of this Statement to determine the effects, if any, on our financial statements.

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

Emerging Issues

At a November 2004 meeting, the EITF discussed Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” which addresses accounting issues that arise when one company both sells inventory to and buys inventory from another company in the same line of business. For additional information, see the Revenue Recognition section of Note 2—Accounting Policies.

Note 20—Subsequent Event

On April 7, 2005, our Board of Directors declared a 2-for-1 split on our common stock effected in the form of a 100 percent stock dividend, payable June 1, 2005, to stockholders of record as of May 16, 2005. The total number of authorized common stock shares and associated par value per share was unchanged by this action. Per share information in the Consolidated Income Statement and stockholders’ equity information in the Consolidated Balance Sheet presented in this report are on a pre-split basis.

Supplementary Information—Condensed Consolidating Financial Information

We have various cross guarantees among ConocoPhillips and ConocoPhillips Company with respect to publicly held debt securities. ConocoPhillips Company is wholly owned by ConocoPhillips. ConocoPhillips has fully and unconditionally guaranteed the payment obligations of ConocoPhillips Company with respect to its publicly held debt securities. Similarly, ConocoPhillips Company has fully and unconditionally guaranteed the payment obligations of ConocoPhillips with respect to its publicly held debt securities. All guarantees are joint and several. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	ConocoPhillips and ConocoPhillips Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other non-guarantor subsidiaries of ConocoPhillips Company.

•	The consolidating adjustments necessary to present ConocoPhillips’ results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

Effective January 1, 2005, ConocoPhillips Holding Company was merged into ConocoPhillips Company. Previously reported prior period information has been restated to reflect this reorganization of companies under common control.

	Millions of Dollars
	Three Months Ended March 31, 2005
Income Statement		ConocoPhillips	All Other	Consolidating	Total
	ConocoPhillips	Company	Subsidiaries	Adjustments	Consolidated
Revenues
Sales and other operating revenues	$—	24,626	13,005	—	37,631
Equity in earnings of affiliates	2,936	2,380	835	(5,098)	1,053
Other income	(9)	138	105	—	234
Intercompany revenues	10	565	2,020	(2,595)	—

Total Revenues	2,937	27,709	15,965	(7,693)	38,918

Costs and Expenses
Purchased crude oil, natural gas and products	—	20,758	7,142	(2,328)	25,572
Production and operating expenses	—	1,024	940	(12)	1,952
Selling, general and administrative expenses	4	341	203	(9)	539
Exploration expenses	—	13	158	—	171
Depreciation, depletion and amortization	—	362	679	—	1,041
Property impairments	—	2	20	—	22
Taxes other than income taxes	—	1,548	2,940	—	4,488
Accretion on discounted liabilities	—	9	39	—	48
Interest and debt expense	24	275	85	(246)	138
Foreign currency transaction losses (gains)	—	(1)	(2)	—	(3)
Minority interests	—	—	10	—	10

Total Costs and Expenses	28	24,331	12,214	(2,595)	33,978

Income from continuing operations before income taxes	2,909	3,378	3,751	(5,098)	4,940
Provision for income taxes	(14)	442	1,589	—	2,017

Income from continuing operations	2,923	2,936	2,162	(5,098)	2,923
Income (loss) from discontinued operations	(11)	(11)	—	11	(11)

Net Income	$2,912	2,925	2,162	(5,087)	2,912

	Millions of Dollars
	Three Months Ended March 31, 2004
Income Statement		ConocoPhillips	All Other	Consolidating	Total
	ConocoPhillips	Company	Subsidiaries	Adjustments	Consolidated
Revenues
Sales and other operating revenues	$—	19,414	10,399	—	29,813
Equity in earnings of affiliates	1,600	1,154	215	(2,700)	269
Other income	—	(6)	141	—	135
Intercompany revenues	23	384	1,428	(1,835)	—

Total Revenues	1,623	20,946	12,183	(4,535)	30,217

Costs and Expenses
Purchased crude oil, natural gas and products	—	16,104	5,323	(1,692)	19,735
Production and operating expenses	—	891	786	(12)	1,665
Selling, general and administrative expenses	2	300	173	(7)	468
Exploration expenses	—	18	125	—	143
Depreciation, depletion and amortization	—	240	678	—	918
Property impairments	—	7	24	—	31
Taxes other than income taxes	—	1,351	2,763	—	4,114
Accretion on discounted liabilities	—	10	26	—	36
Interest and debt expense	22	207	40	(124)	145
Foreign currency transaction losses (gains)	—	(6)	(10)	—	(16)
Minority interests	—	—	14	—	14

Total Costs and Expenses	24	19,122	9,942	(1,835)	27,253

Income from continuing operations before income taxes	1,599	1,824	2,241	(2,700)	2,964
Provision for income taxes	(4)	224	1,141	—	1,361

Income from continuing operations	1,603	1,600	1,100	(2,700)	1,603
Income from discontinued operations	13	13	59	(72)	13

Net Income	$1,616	1,613	1,159	(2,772)	1,616

	Millions of Dollars
	At March 31, 2005
Balance Sheet		ConocoPhillips	All Other	Consolidating	Total
	ConocoPhillips	Company	Subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	677	1,744	—	2,421
Accounts and notes receivable	729	15,076	19,282	(25,271)	9,816
Inventories	—	3,162	1,380	—	4,542
Prepaid expenses and other current assets	14	532	582	—	1,128
Assets of discontinued operations held for sale	—	135	41	—	176

Total Current Assets	743	19,582	23,029	(25,271)	18,083

Investments and long-term receivables	40,030	48,196	16,673	(93,510)	11,389
Net properties, plants and equipment	—	16,769	34,284	—	51,053
Goodwill	—	14,902	—	—	14,902
Intangibles	—	744	330	—	1,074
Other assets	15	138	236	—	389

Total Assets	$40,788	100,331	74,552	(118,781)	96,890

Liabilities and Stockholders’ Equity
Accounts payable	$41	20,314	15,948	(25,271)	11,032
Notes payable and long-term debt due within one year	—	28	86	—	114
Accrued income and other taxes	(1)	850	3,482	—	4,331
Employee benefit obligations	—	649	245	—	894
Other accruals	39	635	819	—	1,493
Liabilities of discontinued operations held for sale	—	(8)	113	—	105

Total Current Liabilities	79	22,468	20,693	(25,271)	17,969
Long-term debt	1,587	8,133	4,178	—	13,898
Asset retirement obligations and accrued environmental costs	—	897	2,952	—	3,849
Deferred income taxes	(3)	2,937	7,359	(8)	10,285
Employee benefit obligations	—	1,822	584	—	2,406
Other liabilities and deferred credits	449	17,939	18,689	(34,799)	2,278

Total Liabilities	2,112	54,196	54,455	(60,078)	50,685
Minority interests	—	(8)	1,182	—	1,174
Retained earnings	12,156	18,905	13,523	(25,892)	18,692
Other stockholders’ equity	26,520	27,238	5,392	(32,811)	26,339

Total	$40,788	100,331	74,552	(118,781)	96,890

	Millions of Dollars
	At December 31, 2004
Balance Sheet		ConocoPhillips	All Other	Consolidating	Total
	ConocoPhillips	Company	Subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	879	508	—	1,387
Accounts and notes receivable	767	11,742	20,995	(24,716)	8,788
Inventories	—	2,367	1,299	—	3,666
Prepaid expenses and other current assets	20	381	585	—	986
Assets of discontinued operations held for sale	—	150	44	—	194

Total Current Assets	787	15,519	23,431	(24,716)	15,021
Investments and long-term receivables	38,194	46,325	15,980	(90,091)	10,408
Net properties, plants and equipment	—	16,618	34,284	—	50,902
Goodwill	—	14,990	—	—	14,990
Intangibles	—	747	349	—	1,096
Other assets	17	124	303	—	444

Total Assets	$38,998	94,323	74,347	(114,807)	92,861

Liabilities and Stockholders’ Equity
Accounts payable	$62	17,443	16,342	(24,716)	9,131
Notes payable and long-term debt due within one year	544	27	61	—	632
Accrued income and other taxes	—	360	2,794	—	3,154
Employee benefit obligations	—	646	569	—	1,215
Other accruals	20	488	843	—	1,351
Liabilities of discontinued operations held for sale	—	(10)	113	—	103

Total Current Liabilities	626	18,954	20,722	(24,716)	15,586
Long-term debt	1,994	8,163	4,213	—	14,370
Asset retirement obligations and accrued environmental costs	—	890	3,004	—	3,894
Deferred income taxes	(1)	2,979	7,415	(8)	10,385
Employee benefit obligations	—	1,809	606	—	2,415
Other liabilities and deferred credits	8	18,120	18,140	(33,885)	2,383

Total Liabilities	2,627	50,915	54,100	(58,609)	49,033
Minority interests	—	(6)	1,111	—	1,105
Retained earnings	9,592	16,762	14,089	(24,315)	16,128
Other stockholders’ equity	26,779	26,652	5,047	(31,883)	26,595

Total	$38,998	94,323	74,347	(114,807)	92,861

	Millions of Dollars
	Three Months Ended March 31, 2005
Statement of Cash Flows		ConocoPhillips	All Other	Consolidating	Total
	ConocoPhillips	Company	Subsidiaries	Adjustments	Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operations	$60	1,840	2,774	(580)	4,094
Net cash used in discontinued operations	—	(5)	—	—	(5)

Net Cash Provided by Operating Activities	60	1,835	2,774	(580)	4,089

Cash Flows From Investing Activities
Capital expenditures and investments, including dry holes	—	(747)	(1,439)	364	(1,822)
Proceeds from asset dispositions	—	43	44	—	87
Long-term advances/loans to affiliates and other investments	—	(1,393)	(2)	1,357	(38)
Collection of advances/loans to affiliates	—	65	10	(12)	63
Cash consolidated from application of FIN 46	—	—	—	—	—

Net cash used in continuing operations	—	(2,032)	(1,387)	1,709	(1,710)
Net cash used in discontinued operations	—	—	—	—	—

Net Cash Used in Investing Activities	—	(2,032)	(1,387)	1,709	(1,710)

Cash Flows From Financing Activities
Issuance of debt	1,280	333	77	(1,357)	333
Repayment of debt	(952)	(340)	(39)	12	(1,319)
Issuance of company common stock	155	—	—	—	155
Repurchase of company common stock	(194)	—	—	—	(194)
Dividends paid on common stock	(348)	—	(580)	580	(348)
Other	(1)	—	429	(364)	64

Net Cash Used in Financing Activities	(60)	(7)	(113)	(1,129)	(1,309)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	2	(38)	—	(36)

Net Change in Cash and Cash Equivalents	—	(202)	1,236	—	1,034
Cash and cash equivalents at beginning of year	—	878	509	—	1,387

Cash and Cash Equivalents at End of Period	$—	676	1,745	—	2,421

	Millions of Dollars
	Three Months Ended March 31, 2004
Statement of Cash Flows		ConocoPhillips	All Other	Consolidating	Total
	ConocoPhillips	Company	Subsidiaries	Adjustments	Consolidated
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$(119)	984	1,781	(581)	2,065
Net cash provided by (used in) discontinued operations	—	(35)	43	—	8

Net Cash Provided by (Used in) Operating Activities	(119)	949	1,824	(581)	2,073

Cash Flows From Investing Activities
Capital expenditures and investments, including dry holes	—	(284)	(1,240)	43	(1,481)
Proceeds from asset dispositions	—	158	311	(20)	449
Long-term advances/loans to affiliates and other investments	—	(84)	—	18	(66)
Collection of advances/loans to affiliates	1,010	890	650	(2,528)	22
Cash consolidated from application of FIN 46	—	—	—	—	—

Net cash provided by (used in) continuing operations	1,010	680	(279)	(2,487)	(1,076)
Net cash provided by (used in) discontinued operations	—	(1)	—	—	(1)

Net Cash Provided by (Used in) Investing Activities	1,010	679	(279)	(2,487)	(1,077)

Cash Flows From Financing Activities
Issuance of debt	—	18	—	(18)	—
Repayment of debt	(709)	(1,755)	(786)	2,528	(722)
Issuance of company common stock	112	—	—	—	112
Repurchase of company common stock	—	—	—	—	—
Dividends paid on common stock	(294)	—	(601)	601	(294)
Other	—	—	132	(43)	89

Net Cash Used in Financing Activities	(891)	(1,737)	(1,255)	3,068	(815)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(12)	—	(12)

Net Change in Cash and Cash Equivalents	—	(109)	278	—	169
Cash and cash equivalents at beginning of year	—	268	222	—	490

Cash and Cash Equivalents at End of Period	$—	159	500	—	659

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ending March 31, 2005, is based on a comparison with the corresponding period of 2004.

Business Environment and Executive Overview

Favorable market conditions contributed to net income in the first quarter of 2005 of $2,912 million, while cash from operations totaled $4,089 million. This allowed us to fund our capital expenditures and investments of $1,822 million, including a $324 million increase in our LUKOIL investment; reduce debt by $990 million; pay common stock dividends of $348 million; repurchase $194 million of our common stock; and increase our cash balance by $1,034 million.

Our Exploration and Production segment had net income of $1,787 million in the first quarter of 2005, compared with $1,671 million in the fourth quarter of 2004 and $1,257 million in the first quarter of 2004. Industry crude oil prices for West Texas Intermediate in the first quarter of 2005 were $1.41 per barrel higher than the fourth quarter of 2004. This slight increase was supported by strong global consumption associated with the global economic recovery and particularly strong demand growth in China, as well as a lack of substantial excess production capacity in the face of higher geopolitical supply risk.

Industry U.S. natural gas prices for Henry Hub during the first quarter of 2005 were down $0.80 per thousand cubic feet to $6.27 from the fourth-quarter 2004 level of $7.07. The moderate reduction in the price level was due primarily to a mild early winter season which facilitated healthy storage inventory levels and lower prices. Overall strength in natural gas prices was due primarily to higher crude oil prices and continued concerns regarding the adequacy of U.S. natural gas supplies.

Our Refining and Marketing segment had net income of $700 million in the first quarter of 2005, compared with $753 million in the fourth quarter of 2004 and $464 million in the first quarter of 2004. Refining margins in the United States in the first quarter of 2005 were improved over the previous quarter and the first quarter of 2004. Refining margins remained favorable during the first quarter of 2005 due to the relatively higher demand for gasoline and distillates concurrent with tight inventories and concern over adequate refining capacity to meet demand growth. Marketing margins in the United States declined in the first quarter of 2005 versus the fourth quarter of 2004, as well as the first quarter of 2004, as wholesale and retail prices did not keep pace with rising gasoline and diesel spot market prices, which rose, in part, as a consequence of the increase in crude oil prices.

At March 31, 2005, our debt-to-capital ratio was 23 percent, compared with 26 percent at December 31, 2004, and 34 percent at December 31, 2003. In addition to reducing total debt by $1 billion during the first quarter of 2005, net income of $2.9 billion increased stockholders’ equity. On April 7, 2005, our Board of Directors declared a 2-for-1 stock split, payable June 1, 2005, to stockholders of record as of May 16, 2005. See Note 20—Subsequent Event, in the Notes to Financial Statements, for additional information on the stock split.

Consolidated Results

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004
Income from continuing operations	$2,923	1,603
Income (loss) from discontinued operations	(11)	13

Net income	$2,912	1,616

A summary of net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004
Exploration and Production (E&P)	$1,787	1,257
Midstream	385	55
Refining and Marketing (R&M)	700	464
LUKOIL Investment	110	—
Chemicals	133	39
Emerging Businesses	(8)	(22)
Corporate and Other	(195)	(177)

Net income	$2,912	1,616

Net income was $2,912 million in the first quarter of 2005, compared with $1,616 million in the first quarter of 2004. The improved result in the 2005 period primarily was the result of:

•	Higher crude oil, natural gas and natural gas liquids prices in our E&P segment.

•	Higher net gains on asset sales in our E&P and Midstream segments, including our equity share of Duke Energy Field Services, LLC’s (DEFS) sale of the general partner interest in TEPPCO Partners, LP (TEPPCO).

•	Improved refining margins in our R&M segment.

•	Equity earnings from our investment in LUKOIL.

See the “Segment Results” section for additional information on our segment results.

Income Statement Analysis

Sales and other operating revenues increased 26 percent in the first quarter of 2005, while purchased crude oil, natural gas and products increased 30 percent in the same period. These increases mainly were due to higher petroleum product prices and higher prices for crude oil, natural gas and natural gas liquids.

Equity in earnings of affiliates increased 291 percent in the first quarter of 2005. The increase reflects our equity share of DEFS’ gain on the sale of the TEPPCO general partnership interest; equity earnings from our investment in LUKOIL, which was initiated in October 2004; as well as improved results from:

•	Our chemicals joint venture, Chevron Phillips Chemical Company LLC, due to higher margins.

•	Our Hamaca heavy-oil joint venture in Venezuela, due to higher crude oil prices and higher production volumes.

•	Our joint-venture refinery in Melaka, Malaysia, due to improved refining margins in the Asia Pacific region.

•	Our joint-venture delayed coker facilities at the Sweeny, Texas, refinery, Merey Sweeny LLP, due to higher crude oil light-heavy differentials.

Other income increased 73 percent in the first quarter of 2005, due to higher net gains on asset dispositions in the 2005 period. Asset dispositions in the first quarter of 2005 included the sale of our interest in coalbed methane acreage positions in the Powder River Basin in Wyoming, as well as our interest in Dixie Pipeline. Asset dispositions in the first quarter of 2004 included our interest in the Petrovera heavy-oil joint venture in Canada.

Production and operating expenses increased 17 percent in the first quarter of 2005, primarily due to new fields in the E&P segment, including the Magnolia field in the Gulf of Mexico that began producing in late-2004, and the Bayu-Undan field in the Timor Sea, which began production in February 2004 and achieved full production in the third quarter of 2004; and higher maintenance and utility costs in the R&M segment, due to increased turnaround activity and higher natural gas costs. Selling, general and administrative expenses increased 15 percent, reflecting higher compensation and benefit costs.

Exploration expenses increased 20 percent in the first quarter of 2005. The increase primarily was due to higher dry hole charges from exploratory activity in Alaska.

Depreciation, depletion and amortization (DD&A) increased 13 percent in first quarter of 2005, primarily due to new fields in the E&P segment, including the Magnolia field in the Gulf of Mexico, which began producing in late-2004, and the Bayu-Undan field in the Timor Sea, which continued to ramp-up production throughout 2004.

Our effective tax rates for the first quarter of 2005 and 2004 were 41 percent and 46 percent, respectively. The reduction in the effective tax rate for the first quarter of 2005 was due to the utilization of capital loss carryforwards, that previously had a full valuation allowance, and a lower proportion of income in higher tax rate jurisdictions.

Segment Results

E&P

	Three Months Ended
	March 31
	2005	2004
	Millions of Dollars
Net Income
Alaska	$532	403
Lower 48	360	232

United States	892	635
International	895	622

	$1,787	1,257

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)
United States	$43.69	32.78
International	45.93	31.48
Total consolidated	44.89	32.08
Equity affiliates*	30.38	19.27
Worldwide	43.15	30.44
Natural gas—lease (per thousand cubic feet)
United States	5.45	4.88
International	5.03	4.11
Total consolidated	5.19	4.41
Equity affiliates*	.25	3.91
Worldwide	5.19	4.41

	Millions of Dollars
Worldwide Exploration Expenses
General administrative; geological and geophysical; and lease rentals	$63	56
Leasehold impairment	20	20
Dry holes	88	67

	$171	143

*Excludes our equity share of LUKOIL reported in the LUKOIL Investment segment.

	Three Months Ended
	March 31
	2005	2004
	Thousands of Barrels Daily
Operating Statistics
Crude oil produced
Alaska	309	320
Lower 48	62	53

United States	371	373
European North Sea	268	282
Asia Pacific	106	83
Canada	23	27
Other areas	54	63

Total consolidated	822	828
Equity affiliates*	120	113

	942	941

Natural gas liquids produced
Alaska	24	26
Lower 48	27	24

United States	51	50
European North Sea	14	14
Asia Pacific	17	—
Canada	10	10
Other areas	2	2

	94	76

	Millions of Cubic Feet Daily
Natural gas produced**
Alaska	185	185
Lower 48	1,169	1,233

United States	1,354	1,418
European North Sea	1,122	1,198
Asia Pacific	326	305
Canada	417	428
Other areas	76	66

Total consolidated	3,295	3,415
Equity affiliates*	5	9

	3,300	3,424

*Excludes our equity share of LUKOIL reported in the LUKOIL Investment segment.
**Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

Thousands of Barrels Daily
Mining operations
Syncrude produced	14	23

The E&P segment explores for, produces and markets crude oil, natural gas, and natural gas liquids on a worldwide basis. It also mines deposits of oil sands in Canada to extract the bitumen and upgrade it into a synthetic crude oil. At March 31, 2005, our E&P operations were producing in the United States, Norway, the United Kingdom, Canada, Nigeria, Venezuela, offshore Timor Leste in the Timor Sea, Australia, China, Indonesia, the United Arab Emirates, Vietnam, and Russia.

Net income from the E&P segment increased 42 percent in the first quarter of 2005. The increase primarily was due to higher crude oil prices and, to a lesser extent, higher natural gas and natural gas liquids prices. Increased sales prices were partially offset by higher costs primarily associated with new fields in the E&P segment, including the Magnolia field in the Gulf of Mexico, which began producing in late-2004, and the Bayu-Undan field in the Timor Sea, which continued to ramp-up production throughout most of 2004. Exploration expenses were also higher in the first quarter of 2005, reflecting increased dry hole expenses incurred on exploratory activity in Alaska.

U.S. E&P

Net income from our U.S. E&P operations increased 40 percent in the first quarter of 2005. The increase was mainly the result of higher crude oil, natural gas and natural gas liquids prices, as well as higher net gains on asset dispositions. Asset dispositions in the first quarter of 2005 included our interest in coalbed methane acreage positions in the Powder River Basin in Wyoming. These items were partially offset by higher costs associated primarily with the Magnolia field, which began producing in late-2004, as well as higher exploration expenses in Alaska.

U.S. E&P production on a barrel-of-oil-equivalent (BOE) basis averaged 648,000 barrels per day in the first quarter of 2005, down 2 percent from 659,000 BOE per day in the first quarter of 2004. Increased production from the Magnolia field was more than offset by the impact of asset dispositions, field production declines, and facility downtime.

International E&P

Net income from our international E&P operations increased 44 percent in the first quarter of 2005. The increase primarily was due to higher crude oil prices and, to a lesser extent, higher natural gas and natural gas liquids prices and higher natural gas liquids volumes. Higher prices were partially offset by increased maintenance associated with a turnaround at our Syncrude operations in Canada, higher costs associated with increased Bayu-Undan production, and lower net gains on asset dispositions. Asset dispositions in the first quarter of 2004 included our interest in the Petrovera heavy-oil joint venture in Canada.

International E&P production averaged 938,000 BOE per day in the first quarter of 2005, up slightly from 929,000 BOE per day in the first quarter of 2004. Production was favorably impacted in the first quarter of 2005 due to the startup of production from Bayu-Undan field in February 2004 and increased production from Hamaca with the startup of a heavy-oil upgrader in December 2004. These items were partially offset by the impact of asset dispositions, field production declines, and maintenance.

Midstream

	Three Months Ended
	March 31
	2005	2004
	Millions of Dollars
Net income*	$385	55

*Includes DEFS-related net income:	$359	33

	Dollars Per Barrel
Average Sales Prices
U.S. natural gas liquids*
Consolidated	$31.95	25.68
Equity	30.61	24.81

*Prices are based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.

	Thousands of Barrels Daily
Operating Statistics
Natural gas liquids extracted*	192	216
Natural gas liquids fractionated**	213	221

*Includes our share of equity affiliates.
**Excludes DEFS.

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

Net income from the Midstream segment increased significantly in the first quarter of 2005. The improvement was primarily attributable to improved results from DEFS, which had:

•	A gain from the sale of its general partnership interest in TEPPCO. Our net share of this gain was $306 million on an after-tax basis.

•	Higher gross margins, primarily reflecting higher natural gas liquids prices.

Our Midstream operations outside of DEFS had slightly higher earnings in the first quarter of 2005, reflecting higher natural gas liquids sales prices, partially offset by property impairments of $6 million after-tax related to planned asset dispositions in Canada.

Included in the Midstream segment’s net income was a benefit of $9 million in the first quarter of 2005, the same as the first quarter of 2004, representing the amortization of the excess amount of our 30.3 percent equity interest in the net assets of DEFS over the book value of our investment in DEFS.

R&M

	Three Months Ended
	March 31
	2005	2004
	Millions of Dollars
Net Income
United States	$570	403
International	130	61

	$700	464

	Dollars Per Gallon
U.S. Average Sales Prices*
Automotive gasoline
Wholesale	$1.44	1.16
Retail	1.55	1.32
Distillates—wholesale	1.48	1.02

*Excludes excise taxes.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
United States
Rated crude oil capacity	2,173	2,168
Crude oil runs	1,957	2,105
Capacity utilization (percent)	90%	97
Refinery production	2,147	2,245
International
Rated crude oil capacity	428	447
Crude oil runs	428	409
Capacity utilization (percent)	100%	92
Refinery production	443	410
Worldwide
Rated crude oil capacity	2,601	2,615
Crude oil runs	2,385	2,514
Capacity utilization (percent)	92%	96
Refinery production	2,590	2,655

*Includes ConocoPhillips’ share of equity affiliates, except for our share of LUKOIL, which is reported in the LUKOIL Investment segment.

Petroleum products outside sales
United States
Automotive gasoline	1,302	1,315
Distillates	642	570
Aviation fuels	198	178
Other products	461	517

	2,603	2,580
International	495	501

	3,098	3,081

The R&M segment’s operations encompass refining crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels), buying and selling crude oil and petroleum products, and transporting, distributing and marketing petroleum products. R&M has operations in the United States, Europe and Asia Pacific.

Net income from the R&M segment increased 51 percent in the first quarter of 2005. The increase primarily was due to higher refining margins. This was partially offset by lower wholesale and retail marketing margins, reduced refinery volumes, and higher turnaround maintenance and utility costs.

U.S. R&M

Net income from our U.S. R&M operations increased 41 percent in the first quarter of 2005. The increase primarily was due to higher refining margins, partially offset by lower wholesale and retail marketing margins, reduced refinery volumes, and higher turnaround maintenance and utility costs.

Our U.S. refining capacity utilization rate was 90 percent in the first quarter of 2005, compared with 97 percent in the first quarter of 2004. The lower capacity utilization was due to increased maintenance downtime.

International R&M

Net income from the international R&M operations increased 113 percent in the first quarter of 2005. The improvement was attributable to higher refining margins.

Our international refinery crude oil runs were 428,000 barrels per day in the first quarter of 2005, compared with 409,000 barrels per day in the first quarter of 2004. Turnaround maintenance performed at our Continental European refineries in the first quarter of 2004 lowered our crude oil throughput rates in that period.

LUKOIL Investment

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004
Net income	$110	—

Operating Statistics*
Net crude oil production (thousands of barrels daily)	190	—
Net natural gas production (millions of cubic feet daily)	67	—
Net refinery crude processed (thousands of barrels daily)	92	—

*Represents our net share of our estimate of LUKOIL’s production and processing.

This segment represents our investment in the ordinary shares of LUKOIL, an international, integrated oil and gas company headquartered in Russia, which we account for under the equity method. In October 2004, we purchased 7.6 percent of LUKOIL’s ordinary shares held by the Russian government and during the remainder of 2004, we increased our ownership interest to 10.0 percent. During the first quarter of 2005, we expended $324 million to further increase our ownership interest to 11.3 percent.

In addition to our estimate of our equity share of LUKOIL’s earnings at our weighted-average 10.6 percent ownership for the first quarter of 2005, this segment also reflects the amortization of the basis difference between our equity interest in the net assets of LUKOIL and the historical cost of our investment in LUKOIL. In addition, this segment includes the costs associated with the employees seconded to LUKOIL.

Because LUKOIL’s accounting cycle close and preparation of U.S. GAAP financial statements occurs subsequent to our accounting cycle close, our equity earnings and statistics for our LUKOIL investment are an estimate, based on market indicators, historical production trends of LUKOIL, and other factors. Any difference between the estimate and actual results will be recorded in a subsequent period. This estimate-to-actual adjustment will then be a recurring component of future period results. We expect to make this adjustment to our estimate of LUKOIL’s fourth quarter 2004 results in the second quarter of 2005.

Chemicals

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004
Net income	$133	39

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

Net income from the Chemicals segment increased 241 percent in the first quarter of 2005, reflecting significantly improved margins, particularly ethylene and benzene margins. In addition, CPChem had higher equity earnings from several equity affiliates, including Saudi Chevron Phillips Company, an aromatics complex in Saudi Arabia.

Emerging Businesses

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004
Net Income (Loss)
Technology solutions	$(2)	(4)
Gas-to-liquids	(7)	(9)
Power	2	(4)
Other	(1)	(5)

	$(8)	(22)

The Emerging Businesses segment includes the development of new businesses outside our traditional operations. These activities include gas-to-liquids (GTL) operations, power generation, technology solutions such as sulfur removal technologies, and emerging technologies, such as renewable fuels and emission management technologies.

Emerging Businesses incurred a net loss of $8 million in the first quarter of 2005, compared with a net loss of $22 million in the first quarter of 2004. The first quarter of 2004 reflects increased costs associated with the Immingham power plant project in the United Kingdom, which previously was in the initial commissioning phase of the project. This project completed the initial commissioning phase and began commercial operations in October 2004.

Corporate and Other

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004
Net Income (Loss)
Net interest	$(101)	(113)
Corporate general and administrative expenses	(58)	(48)
Discontinued operations	(11)	13
Merger-related costs	—	(14)
Other	(25)	(15)

	$(195)	(177)

After-tax net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest decreased 11 percent in the first quarter of 2005. The decrease primarily was due to lower average debt levels and an increased amount of interest income partially offset by a lower amount of interest being capitalized in the 2005 period.

After-tax corporate general and administrative expenses increased 21 percent in the first quarter of 2005. The increase reflects higher compensation costs, which includes increased stock-based compensation due to an increase in both the number of units issued and our higher stock prices in the 2005 period.

Discontinued operations had a net loss of $11 million in the first quarter of 2005, compared with net income of $13 million in the first quarter of 2004. The decrease reflects asset dispositions completed during 2004.

Beginning with the second quarter of 2004, we no longer separately identify merger-related costs because these activities have been substantially completed.

The category “Other” consists primarily of items not directly associated with the operating segments on a stand-alone basis, including certain foreign currency transaction gains and losses, and environmental costs associated with sites no longer in operation. Results from Other were lower in the first quarter of 2005, mainly due to higher accrued environmental costs.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars
	At March 31	At December 31
	2005	2004

Current ratio	1.0	1.0
Notes payable and long-term debt due within one year	$114	632
Total debt	$14,012	15,002
Minority interests	$1,174	1,105
Common stockholders’ equity	$45,031	42,723
Percent of total debt to capital*	23%	26
Percent of floating-rate debt to total debt	13%	19

*Capital includes total debt, minority interests and common stockholders’ equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, primarily cash generated from operating activities. During the first quarter of 2005, available cash was used to support our ongoing capital expenditures and investments program, repay debt, pay dividends and repurchase shares of our common stock. Total dividends paid on our common stock during the quarter were $348 million. During the first three months of 2005, cash and cash equivalents increased $1 billion to $2.4 billion.

In addition to cash flows from operating activities, we also rely on our cash balance, commercial paper and credit facility programs, receivables monetization program, and our $5 billion universal shelf registration statement, to support our short- and long-term liquidity requirements. We anticipate that these sources of liquidity will be adequate to meet our funding requirements through 2006, including our capital spending program and required debt payments.

Significant Sources of Capital

Operating Activities

During the first quarter of 2005, cash of $4,089 million was provided by operating activities, an increase of $2,016 million from the same period of 2004. The increase in net cash provided by operating activities was due primarily to income from continuing operations and working capital changes, partially offset by a greater amount of undistributed equity earnings.

•	Income from continuing operations increased $1,320 million, compared to the same period of 2004 (For additional information on income from continuing operations, see the Results of Operations section).

•	Working capital changes increased operating cash flows by $1,665 million, reflecting increased cash flows of $888 million in the first quarter of 2005, and decreased cash flows of $777 million in the same period a year ago. Contributing to these working capital changes were increases, in the 2005 period, in accounts payable and in income taxes payable, resulting from higher commodity prices and higher earnings, respectively.

•	Undistributed equity earnings increased $624 million, reflecting higher equity in earnings of affiliates which have not been distributed to owners.

Our cash flows from operating activities, for both the short- and long-term, are highly dependent upon prices for crude oil, natural gas and natural gas liquids, as well as refining and marketing margins. During the first quarter of 2005 and the year 2004, we benefited from high crude oil and natural gas prices, as well as strong refining margins. The sustainability of these prices and margins are driven by market conditions over which we have no control. In addition, the level of our production volumes of crude oil, natural gas and natural gas liquids also impacts our cash flows. These production levels are impacted by such factors as acquisitions and dispositions of fields, field production decline rates, new technologies, operating efficiency, the addition of proved reserves through exploratory success, and the timely and cost-effective development of those proved reserves.

Asset Sales

During the first quarter of 2005, proceeds from asset sales were $87 million, compared with asset sales in the first quarter of 2004 of $449 million, which were related to our asset disposition program that began following the merger in late August of 2002 between Conoco and Phillips. While we will continue to have modest asset disposition activity, this asset disposition program was essentially completed at the end of the second quarter of 2004. Proceeds from these asset sales were used primarily to repay debt.

Commercial Paper and Credit Facilities

While the stability of our cash flows from operating activities benefits from geographic diversity and the effects of upstream and downstream integration, our operating cash flows remain exposed to the volatility of commodity crude oil and natural gas prices and refining and marketing margins, as well as periodic cash needs to finance tax payments and crude oil, natural gas and petroleum product purchases. Our primary funding source for short-term working capital needs is a $5 billion commercial paper program, a portion of which may be denominated in other currencies (limited to euro 3 billion equivalent). Commercial paper maturities are generally limited to 90 days. At March 31, 2005, we had no commercial paper outstanding, compared with $544 million of commercial paper outstanding at December 31, 2004.

At March 31, 2005, we had two revolving credit facilities totaling $5 billion. The two facilities included a $2.5 billion four-year facility expiring in October 2008 and a $2.5 billion five-year facility expiring in October 2009. Both facilities are available for use as direct bank borrowings or as support for our $5 billion commercial paper program. In addition, the five-year facility may be used to support issuances of letters of credit totaling up to $750 million. The facilities are broadly syndicated among financial institutions and do not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings. The credit agreements do contain a cross-default provision relating to our, or any of our consolidated subsidiaries’, failure to pay principal or interest on other debt obligations of $200 million or more. There were no outstanding borrowings under these facilities at March 31, 2005.

Based on having no commercial paper outstanding and having issued $173 million of letters of credit, we had access to $4.8 billion in borrowing capacity under the two revolving credit facilities as of March 31, 2005, which provides liquidity to cover daily operations. In addition, at March 31, 2005, our $2.4 billion cash balance and $1.2 billion of remaining capacity related to our receivables monetization program also supported our liquidity position.

Shelf Registration

In late 2002, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission for various types of debt and equity securities. As a result, we have available to issue and sell a total of $5 billion of various types of securities under the universal shelf registration statement.

Minority Interests

At March 31, 2005, we had outstanding $1,174 million of equity held by minority interest owners, including a minority interest of $505 million in Ashford Energy Capital S.A. The remaining minority interest amounts related to controlled-operating joint ventures with minority interest owners. The largest of these, $604 million, was related to the Bayu-Undan liquefied natural gas project in the Timor Sea and northern Australia.

Off-Balance Sheet Arrangements

Receivables Monetization

At December 31, 2004, certain credit card and trade receivables had been sold to a Qualifying Special Purpose Entity (QSPE) in a revolving-period securitization arrangement. This arrangement provides for us to sell, and the QSPE to purchase, certain receivables and for the QSPE to then issue beneficial interests of up to $1.2 billion to five bank-sponsored entities. At December 31, 2004, the QSPE had issued beneficial interests to the bank-sponsored entities of $480 million. All five bank-sponsored entities are multi-seller conduits with access to the commercial paper market and purchase interests in similar receivables from numerous other companies unrelated to us. We have no ownership interests, nor any variable interests, in any of the bank-sponsored entities. As a result, we do not consolidate any of these entities. Furthermore, except as discussed below, we do not consolidate the QSPE because it meets the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to be excluded from the consolidated financial statements of ConocoPhillips. The receivables transferred to the QSPE met the isolation and other requirements of SFAS No. 140 to be accounted for as sales and were accounted for accordingly.

By January 31, 2005, all of the beneficial interests held by the bank-sponsored entities had matured; therefore, in accordance with FAS 140, the operating results and cash flows of the QSPE subsequent to this maturity have been consolidated with our financial statements, and the assets and liabilities of the QSPE are included in our March 31, 2005, balance sheet. See Note 14—Sales of Receivables, in the Notes to Consolidated Financial Statements, for additional information.

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Spending” section.

Our balance sheet debt at March 31, 2005, was $14 billion. This reflects debt reductions of approximately $1 billion during the first quarter of 2005. The decline in debt primarily resulted from a reduction of $544 million in our commercial paper balance to zero at March 31, 2005, and the redemption in late March of our $400 million 3.625% Notes due 2007, at par plus accrued interest. In conjunction with the redemption, $400 million of interest rate swaps were cancelled. Going forward, we have no significant mandatory debt retirements until payment of the $1,250 million aggregate principal amount of our 5.45% Notes due in 2006, at maturity.

On February 4, 2005, we announced a stock repurchase program that provides for the repurchase of up to $1 billion of the company’s common stock over a period of up to two years. The program will serve as a means of limiting dilution to shareholders from the company’s stock-based compensation programs. Acquisitions for the share repurchase program will be made at management’s discretion at prevailing prices, subject to market conditions and other factors. Purchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan will be held as treasury shares. During the first quarter of 2005, we repurchased 2.1 million shares of our common stock under this program at a cost of $226 million, $32 million of which was paid on settlement dates in early April 2005.

In April 2005, we announced a new quarterly dividend rate of 62 cents per share, payable June 1, 2005, to stockholders of record as of May 16, 2005. This represents a 24 percent increase in the dividend rate for our common stock over the previous quarter’s rate of 50 cents per share. This quarterly dividend rate applies to shares held on the record date before giving effect to the 2-for-1 stock split also announced in April. Applying the same rate on a post-split basis, the quarterly dividend rate would be 31 cents per share. See Note 20—Subsequent Event, in the Notes to the Consolidated Financial Statements, for additional information about the stock split.

Capital Spending

Capital Expenditures and Investments

	Millions of Dollars
	Three Months Ended
	March 31
	2005	2004
E&P
United States—Alaska	$180	159
United States—Lower 48	142	147
International	884	904

	1,206	1,210

Midstream	1	3

R&M
United States	247	161
International	28	54

	275	215

LUKOIL Investment	324	—
Chemicals	—	—
Emerging Businesses	(4)	28
Corporate and Other*	20	25

	$1,822	1,481

United States	$589	494
International	1,233	987

	$1,822	1,481

Discontinued operations	$—	1

*Excludes discontinued operations.

E&P

UNITED STATES

Alaska

During the first quarter of 2005, we continued development drilling in the Greater Kuparuk Area, the Greater Prudhoe Area, the Alpine field and the development of West Sak’s heavy-oil accumulations. We continued work on the construction of Alpine’s first satellite fields, Nanuq and Fiord, the startup of which is expected in the fourth quarter of 2006. In addition, work continued on the Alpine Capacity Expansion-Phase II project, which is expected to be completed in the third quarter of 2005.

During the quarter, we and our co-venturers in the Trans-Alaska Pipeline System continued a project, which began in 2004, to upgrade the pipeline’s pump stations. This project is anticipated to be complete in 2006.

Lower 48 States
In the Lower 48, capital expenditures during the first quarter were focused on the completion of Magnolia wells in the deepwater Gulf of Mexico. The royalty relief application for the Garden Banks 783/784 unit was denied by the Minerals Management Service in the first quarter of 2005. In addition, funds were invested to develop natural gas reserves within core areas, including the San Juan Basin of New Mexico and the Lobo Trend of South Texas.

CANADA

During the first quarter, we continued with the development of our Surmont heavy-oil project and on the development of the Syncrude Stage III expansion-mining project in the Canadian province of Alberta, where an upgrader expansion project is expected to be fully operational by mid-2006. In April 2005, we exercised our right of first refusal to acquire an additional 6.5 percent interest in Surmont, increasing our interest to 50 percent. We will remain the operator of the project. The acquisition is expected to be completed in the second quarter of 2005.

NORTHWEST EUROPE

In the U.K. and Norwegian sectors of the North Sea, funds were invested during the quarter for development of the Britannia satellite fields, Callanish and Brodgar, where production is expected in 2007; the Ekofisk Area growth project, expected to be completed in the third quarter of 2005; and the Alvheim project, where production is scheduled to begin in 2007.

CASPIAN SEA

In the first quarter, we continued to participate in construction activities to develop the Kashagan field on the Kazakhstan shelf in the North Caspian Sea. In March 2005, agreement was reached with the Republic of Kazakhstan government to conclude the sale of B.G. International’s interest in the North Caspian Production Sharing Agreement to several of the remaining partners and for the subsequent sale of one-half of the acquired interests to KazMunayGas. This agreement increased our ownership interest from 8.33 percent to 9.26 percent.

ASIA PACIFIC

Timor Sea
In the Timor Sea, we continued with final development activities associated with Phase I of the Bayu-Undan gas recycle project, where condensate and natural gas liquids are separated and removed and the dry gas is re-injected into the reservoir. Production of liquids began from Phase I in February of 2004, and development drilling concluded at the end of March 2005. During the quarter, preparations were made for the first-year regular inspections, which are expected to occur in the second quarter of 2005.

Construction activities continued in 2005 for Phase II, the development of a liquefied natural gas (LNG) plant near Darwin, Australia, as well as a gas pipeline from Bayu-Undan to the LNG facility. The LNG project was approximately 75 percent complete at the end of the first quarter of 2005 and mechanical commissioning is expected to start in May. Installation of the 26-inch pipeline to the platform was completed in January 2005 and the final connection to the Bayu-Undan complex is planned for the second quarter of 2005. The first LNG cargo from the 3.52-million-ton-per-year facility is scheduled for delivery in early 2006.

Indonesia
During the first quarter, we continued to invest funds on the development of the Belanak, Kerisi and Hiu fields in the South Natuna Sea Block B. Oil production at Belanak began in late 2004. In South Sumatra, we continued with the development of the Suban Phase II project, which is an expansion of the existing Suban gas plant.

China
Following developmental approval from the Chinese government in early 2005, we began development of Phase II of the Peng Lai 19-3 oil field, as well as concurrent development of the nearby 25-6 field. The development of Peng Lai 19-3 and Peng Lai 25-6 will include multiple wellhead platforms and a larger floating production, storage and offloading facility (FPSO). During the first quarter of 2005, we executed contracts for fabrication of the first wellhead platform, for the design and construction of the FPSO hull and for fabrication and integration of the FPSO topside facilities. The hull is scheduled for delivery in mid-2007 and the integrated topsides in mid-2008.

Vietnam
In early 2005, we began preliminary engineering for the Su Tu Vang development. The Su Tu Vang field is in Vietnam’s Block 15-1, near our producing Su Tu Den field.

At our producing Rang Dong field on Block 15-2, we continued work during the quarter on the development of the central part of the field, where two additional platforms and additional production and injection wells are expected to begin production in mid-2005.

R&M

In the United States, we continued to expend funds related to clean fuels, safety and environmental projects during the first quarter of 2005, including investing in a new diesel hydrotreater at the Rodeo facility of our San Francisco refinery. This hydrotreater began operation at the end of March 2005. The new diesel hydrotreater provides the capability to produce reformulated California highway diesel over one year ahead of the June 2006 deadline.

Internationally, we continued to invest in our ongoing refining and marketing operations, including marketing growth in select countries in Europe and Asia.

LUKOIL Investment

During the first quarter of 2005, we made expenditures to increase our ownership interest in LUKOIL to 11.3 percent at March 31, 2005, from 10.0 percent at December 31, 2004.

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

The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor easily determinable as new standards, such as air emission standards, water quality standards and stricter fuel regulations, continue to evolve. However, environmental laws and regulations, including those that may arise to address concerns about global climate change, are expected to continue to have an increasing impact on our operations in the United States and in other countries in which we operate. Notable areas of potential impacts include air emission compliance and remediation obligations.

For example, the U.S. Environmental Protection Agency (EPA) has promulgated rules regarding the sulfur content in highway diesel fuel, which become applicable in June 2006. In April 2003, the EPA proposed a rule regarding emissions from non-road diesel engines and limiting non-road diesel fuel sulfur content. The non-road rule, as promulgated in June 2004, reduces non-road diesel fuel sulfur content limits over the 2007 to 2012 time frame. We have instituted a multiyear capital strategy that includes these new transportation motor fuel requirements in an integrated and staged fashion throughout our refining and distribution networks.

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

In 1997, an international conference on global warming concluded an agreement, known as the Kyoto Protocol, which called for reductions of certain emissions that contribute to increases in atmospheric greenhouse gas concentrations. While the Kyoto Protocol became effective in February 2005, the United States has not ratified the treaty codifying the Protocol but may in the future ratify, support or sponsor either it or other climate change related emissions reduction programs. Other countries where we have interests, or may have interests in the future, have made commitments to the Kyoto Protocol and are in various stages of formulating applicable regulations. Because considerable uncertainty exists with respect to the regulations that would ultimately govern implementation of the Kyoto Protocol, it currently is not possible to accurately estimate our future compliance costs under the Kyoto Protocol, but they could be substantial.

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

From time to time, we receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2004, we reported we had been notified of potential liability under CERCLA and comparable state laws at 64 sites around the United States. At March 31, 2005, we had resolved one of these sites, reclassified one site as unresolved, and had received two new notices of potential liability, leaving 66 unresolved sites where we have been notified of potential liability.

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

Many of these liabilities result from CERCLA, RCRA and similar state laws that require us to undertake certain investigative and remedial activities at sites where we conduct, or once conducted, operations or at sites where ConocoPhillips-generated waste was disposed. The accrual also includes a number of sites we have identified that may require environmental remediation, but which are not currently the subject of CERCLA, RCRA or state enforcement activities. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the future, we may incur significant costs under both CERCLA and RCRA. Considerable uncertainty exists with respect to these costs, and under adverse changes in circumstances, potential liability may exceed amounts accrued as of March 31, 2005.

Remediation activities vary substantially in duration and cost from site to site, depending on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, and the presence or absence of potentially liable third parties. Therefore, it is difficult to develop reasonable estimates of future site remediation costs.

At March 31, 2005, our balance sheet included a total environmental accrual of $1,059 million, compared with $1,061 million at December 31, 2004. We expect to incur a substantial majority of these expenditures within the next 30 years.

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

NEW ACCOUNTING STANDARDS AND EMERGING ISSUES

New Accounting Standards
In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). This Interpretation clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event if the liability’s fair value can be reasonably estimated. If the liability’s fair value cannot be reasonably estimated, then the entity must disclose (a) a description of the obligation, (b) the fact that a liability has not been recognized because the fair value cannot be reasonably estimated, and (c) the reasons why the fair value cannot be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to implement this Statement in the fourth quarter of 2005. We are studying the provisions of this Interpretation to determine the impact, if any, on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 153, “Exchange of Nonmonetary Assets an amendment of APB Opinion No. 29.” This amendment eliminates the Accounting Principles Board (APB) Opinion No. 29 exception for fair value recognition of nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective on a prospective basis beginning July 1, 2005. We continue to evaluate this Statement.

Also in December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), which supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” that we adopted at the beginning of 2003. SFAS 123(R) prescribes the accounting for a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and generally requires the fair value of share-based awards to be expensed in the income statement. We are studying the provisions of this new pronouncement to determine the impact, if any, on our financial statements. For more information on our adoption of SFAS No. 123 and its effect on net income, see Note 2—Accounting Policies.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” This Statement requires that items, such as idle facility expense, excessive spoilage, double freight, and re-handling costs, be recognized as a current-period charge. We are required to implement this Statement in the first quarter of 2006. We are analyzing the provisions of this Statement to determine the effects, if any, on our financial statements.

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

Emerging Issues
At a November 2004 meeting, the EITF discussed Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” which addresses accounting issues that arise when one company both sells inventory to and buys inventory from another company in the same line of business. For additional information, see the Revenue Recognition section of Note 2—Accounting Policies.

OUTLOOK

E&P’s production for the full year 2005 is now expected to be approximately 3 percent higher than the amount produced in 2004. This estimate is a reduction from a previous estimate of 4 percent, primarily due to unscheduled downtime and maintenance at Prudhoe Bay. E&P’s production for the second quarter of 2005 is expected to be less than its first-quarter level, primarily because of scheduled maintenance and facility downtime. These projections exclude amounts related to our Canadian Syncrude operations, and the impact of our equity investment in LUKOIL.

In April 2005, the Venezuelan government announced that it planned to raise the income tax rate on private oil projects from 34 percent to 50 percent as part of an effort to increase revenue from the energy sector. The Minister of Energy and Petroleum has since issued a public statement announcing that the tax rate increase will be applicable only to 32 “Operating Service Agreements” (OSAs) currently in effect. ConocoPhillips is not a party to the affected OSAs and, therefore, we do not expect the planned tax rate hike to increase our tax obligations with respect to our Venezuelan operations.

In February 2003, the Venezuelan government implemented a currency exchange control regime. The government has published legal instruments supporting the controls, one of which establishes official exchange rates for the U.S. dollar. The devaluation of the Venezuelan currency by approximately 11 percent in March 2005 did not have a significant impact on our Venezuelan operations; however, future changes in the exchange rate could have a significant impact on our Venezuelan operations.

In March 2005, a development plan addendum for Phase I of the Corocoro field in the Gulf of Paria was approved by the Venezuelan government. This addendum addressed revisions to the original development plan approved in 2003.

Because of delays pertaining to access and related regulatory matters, the Mackenzie Gas Project co-venturers have elected to halt selected data collection, engineering and preliminary contracting work. Near term efforts will be focused on finalizing benefits and access agreements and firming up the regulatory process and schedule. As a result, we expect first production from the project to be deferred beyond the 2009 time frame.

During the first quarter of 2005, we announced that the PETRONAS Carigali-ConocoPhillips joint venture had signed a production sharing contract with PETRONAS, the Malaysian national oil company, for the appraisal and development of the Kebabangan oil field, offshore Sabah, Malaysia. We will have a 40 percent interest in the Kebabangan field. The Kebabangan appraisal represents an opportunity for us to build upon previously announced exploration success in deepwater blocks G and J, offshore Sabah.

In Russia, we continued to finalize the agreements with LUKOIL to acquire a 30 percent economic interest and a 50 percent voting interest in a joint venture to develop oil and gas resources in the northern part of Russia’s Timan-Pechora province. We anticipate that our acquisition will be completed during the second quarter of 2005.

In December 2003, we signed a Statement of Intent with Qatar Petroleum regarding the construction of a gas-to-liquids (GTL) plant in Ras Laffan, Qatar. In April 2005, the Qatar Minister of Petroleum reportedly stated that there would be a postponement of new GTL projects in order to further study impacts on infrastructure, shipping and contractors, and to ensure that the development of its gas resources occurs at a sustainable rate. As a result, we are evaluating the impact of this postponement on the overall timing of the project.

In R&M, we expect our average refinery crude oil utilization rate for the second quarter to average in the upper 90-percent range. This projection excludes the impact of our equity investment in LUKOIL.

Also in R&M, in addition to our announced capital program, we are planning to spend an additional $3 billion over the period 2006 through 2010 to increase our refining system’s ability to process heavy-sour crude oil and other low-quality feedstocks. These investments, primarily domestic, are expected to incrementally increase refining capacity and clean products yield at our existing facilities, while providing competitive returns.

On February 24, 2005, ConocoPhillips and Duke Energy Corporation (Duke) agreed to general terms to restructure their respective ownership levels in DEFS, which would cause DEFS to become a jointly controlled venture, owned 50 percent by each company. This restructuring has been approved by the Boards of Directors of both owners. While the specific steps that will achieve this restructuring are still being negotiated with Duke, we expect that we will increase our current 30.3 percent ownership in DEFS to 50 percent through a series of direct and indirect transfers of certain Canadian Midstream assets from ConocoPhillips and DEFS to Duke, a disproportionate cash distribution from DEFS to Duke from the sale of DEFS’ interest in TEPPCO Partners, L.P., a $398 million cash contribution from ConocoPhillips to DEFS, and a final net cash payment to Duke of approximately $210 million, the last two items of which we expect to fund from our general liquidity resources. The restructuring is expected to close in the second or third quarter of 2005, subject to normal regulatory approvals.

The restructuring is expected to have the effect of significantly reducing the favorable basis difference in our investment in DEFS which, in turn, will significantly reduce the basis difference amortization reported in equity method earnings. We anticipate that this reduction in the basis difference amortization along with the loss of earnings from the transfer of the Canadian Midstream assets to Duke and the sale of DEFS’ interest in TEPPCO Partners, L.P. will be approximately offset by our increased 50 percent share of the remaining DEFS earnings going forward.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2005, does not differ materially from that discussed under Item 7A of ConocoPhillips’ Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2005, with the participation of our management, our Chairman, President and Chief Executive Officer and our Executive Vice President, Finance, and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of ConocoPhillips’ disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President, Finance, and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2005.

During the first quarter of 2005, we implemented a new system designed to streamline and improve processes and systems for consolidation, external reporting and internal corporate reporting of financial and statistical data. The system uses new technology tools designed to improve the efficiency of gathering, storing and retrieving information.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act, that occurred subsequent to the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the first quarter of 2005 and any material developments with respect to those matters previously reported in ConocoPhillips’ 2004 Form 10-K. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the United States Securities and Exchange Commission’s regulations.

On March 2, 2004, the Bay Area Air Quality Management District (BAAQMD) notified us of their intent to seek civil penalties in the amount of $750,000 for 17 alleged violations of various BAAQMD regulations at our Rodeo facility and carbon plant located in the San Francisco area. On January 27, 2005, the BAAQMD notified us that, as part of the resolution for this matter, they will seek additional civil penalties of $63,000 for 10 subsequent alleged violations of various BAAQMD regulations at our Rodeo facility and carbon plant. We are currently working with the BAAQMD towards a resolution of this matter.

From December 2004 to January 2005, the Rodeo facility experienced some exceedances of its wastewater daily permitted limit for copper under the National Pollutant Discharge Elimination System program, as administered by the San Francisco Bay Region Regional Water Quality Control Board (Water Board). The Rodeo facility self-reported the exceedances, and is working with the Water Board towards a resolution of the matter, which will likely involve payment of civil penalties and possibly a requirement to perform some remedial action. The Water Board has not yet proposed a penalty amount.

In March 2005, ConocoPhillips Pipe Line Company received a Notice of Probable Violation and Proposed Civil Penalty from the Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (DOT) alleging violation of DOT operation and safety regulations at certain facilities in Kansas, Missouri, Illinois, Indiana, Wyoming and Nebraska and proposing penalties in the amount of $184,500. We are currently assessing these allegations and expect to work with the DOT towards a resolution of this matter.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Millions of Dollars
			Shares Purchased	Approximate Dollar
			as Part of Publicly	Value that May Yet
	Total Number of	Average Price	Announced Plans	Be Purchased Under
Period	Shares Purchased *	Paid per Share	or Programs **	the Plans or Programs
January 1-31, 2005	5,627	$88.16	—	$—
February 1-28, 2005	13,140	101.39	—	1,000
March 1-31, 2005	2,146,282	107.60	2,100,000	774

Total	2,165,049	$107.51	2,100,000	$774

*Includes the repurchase of 65,049 common shares during the three-month period ended March 31, 2005, from company employees to pay the option exercise price and to satisfy tax withholding obligations in connection with the exercise of the stock options and restricted stock issued under the company’s broad-based employee stock option and long-term incentive plans.

**On February 4, 2005, we announced a stock repurchase program that provides for the repurchase of up to $1 billion of the company’s common stock over a period of up to two years. The program will serve as a means of limiting dilution to shareholders from the company’s stock-based compensation programs. Acquisitions for the share repurchase program will be made at management’s discretion at prevailing prices, subject to market conditions and other factors. Purchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares.

Item 6. EXHIBITS

Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

99*	Consent of Independent Registered Public Accounting Firm.

*The registrant is refiling the consent of its independent registered public accountants, filed as exhibit 23 to its Annual Report on Form 10-K for the year ended December 31, 2004, to include an inadvertently omitted reference to the registrant’s registration statement on Form S-8 (File No. 333-116216).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Rand C. Berney

Rand C. Berney
Vice President and Controller
(Chief Accounting and Duly Authorized Officer)

May 4, 2005

EXHIBIT INDEX

Exhibit	Description
12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

99	Consent of Independent Registered Public Accounting Firm.