Form 10-Q
period 2005-09-30
CONOCOPHILLIPS
filed 2005-11-02
CIK 1163165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

The registrant had 1,387,565,073 shares of common stock, $.01 par value, outstanding at September 30, 2005.

CONOCOPHILLIPS

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004*	2005	2004*
Revenues
Sales and other operating revenues (1)(2)	$48,745	34,350	128,184	95,691
Equity in earnings of affiliates	872	389	2,626	980
Other income	42	2	381	173
Total Revenues	49,659	34,741	131,191	96,844

Costs and Expenses
Purchased crude oil, natural gas and products (3)	34,508	23,100	88,603	63,198
Production and operating expenses	1,982	1,807	6,081	5,312
Selling, general and administrative expenses	612	529	1,690	1,513
Exploration expenses	140	205	432	511
Depreciation, depletion and amortization	1,049	938	3,075	2,768
Property impairments	—	12	31	63
Taxes other than income taxes (1)	4,606	4,336	13,758	12,878
Accretion on discounted liabilities	46	49	135	126
Interest and debt expense	122	101	387	405
Foreign currency transaction losses (gains)	34	(4)	52	(53)
Minority interests	6	8	21	29
Total Costs and Expenses	43,105	31,081	114,265	86,750
Income from continuing operations before income taxes	6,554	3,660	16,926	10,094
Provision for income taxes	2,750	1,649	7,068	4,467
Income From Continuing Operations	3,804	2,011	9,858	5,627
Income (loss) from discontinued operations	(4)	(5)	(8)	70
Net Income	$3,800	2,006	9,850	5,697

Income Per Share of Common Stock (dollars) (4)
Basic
Continuing operations	$2.73	1.45	7.06	4.08
Discontinued operations	—	—	(.01)	.05
Net Income	$2.73	1.45	7.05	4.13

Diluted
Continuing operations	$2.68	1.43	6.94	4.03
Discontinued operations	—	—	—	.05
Net Income	$2.68	1.43	6.94	4.08

Dividends Paid Per Share of Common Stock (dollars) (4)	$.31	.22	.87	.65

Average Common Shares Outstanding (in thousands) (4)
Basic	1,393,943	1,383,652	1,396,180	1,378,428
Diluted	1,417,796	1,403,432	1,419,898	1,397,038

(1) Includes excise, value added and other similar taxes on petroleum products sales:	$4,292	4,079	12,785	12,073
(2) Includes sales related to purchases/sales with the same counterparty:	5,879	3,863	15,284	10,662
(3) Includes purchases related to purchases/sales with the same counterparty:	5,778	3,708	15,056	10,389
(4) Per-share amounts and average number of common shares outstanding in all periods reflect a two-for-one stock split effected as a 100 percent stock dividend on June 1, 2005.
*Certain amounts reclassified to conform to current year presentation.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	September 30	December 31
	2005	2004
Assets
Cash and cash equivalents	$2,803	1,387
Accounts and notes receivable (net of allowance of $64 million in 2005 and $55 million in 2004)	9,962	5,449
Accounts and notes receivable—related parties	444	3,339
Inventories	4,838	3,666
Prepaid expenses and other current assets	2,413	986
Assets of discontinued operations held for sale	144	194
Total Current Assets	20,604	15,021
Investments and long-term receivables	14,802	10,408
Net properties, plants and equipment	52,482	50,902
Goodwill	14,927	14,990
Intangibles	1,043	1,096
Other assets	514	444
Total Assets	$104,372	92,861

Liabilities
Accounts payable	$11,292	8,727
Accounts payable—related parties	605	404
Notes payable and long-term debt due within one year	1,125	632
Accrued income and other taxes	4,176	3,154
Employee benefit obligations	1,202	1,215
Other accruals	2,894	1,351
Liabilities of discontinued operations held for sale	104	103
Total Current Liabilities	21,398	15,586
Long-term debt	12,372	14,370
Asset retirement obligations and accrued environmental costs	3,752	3,894
Deferred income taxes	10,934	10,385
Employee benefit obligations	2,307	2,415
Other liabilities and deferred credits	2,539	2,383
Total Liabilities	53,302	49,033

Minority Interests	1,232	1,105

Common Stockholders’ Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2005—1,454,771,356 shares; 2004—1,437,729,662 shares)*
Par value*	14	14
Capital in excess of par*	26,712	26,047
Compensation and Benefits Trust (CBT) (at cost: 2005—47,116,283 shares; 2004—48,182,820 shares)	(798)	(816)
Treasury stock (at cost: 2005—20,090,000 shares; 2004—0 shares)	(1,165)	—
Accumulated other comprehensive income	1,015	1,592
Unearned employee compensation	(277)	(242)
Retained earnings	24,337	16,128
Total Common Stockholders’ Equity	49,838	42,723
Total	$104,372	92,861

*2004 restated to reflect a two-for-one stock split effected as a 100 percent stock dividend on June 1, 2005.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Nine Months Ended September 30
	2005	2004
Cash Flows From Operating Activities
Income from continuing operations	$9,858	5,627
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
Non-working capital adjustments
Depreciation, depletion and amortization	3,075	2,768
Property impairments	31	63
Dry hole costs and leasehold impairments	211	342
Accretion on discounted liabilities	135	126
Deferred taxes	753	998
Undistributed equity earnings	(1,682)	(541)
Gain on asset dispositions	(264)	(82)
Other	1	105
Working capital adjustments
Decrease in aggregate balance of accounts receivable sold	(480)	(600)
Increase in other accounts and notes receivable	(1,269)	(1,224)
Increase in inventories	(1,275)	(373)
Increase in prepaid expenses and other current assets	(1,150)	(87)
Increase in accounts payable	2,748	1,374
Increase in taxes and other accruals	2,267	299
Net cash provided by continuing operations	12,959	8,795
Net cash used in discontinued operations	(6)	(33)
Net Cash Provided by Operating Activities	12,953	8,762

Cash Flows From Investing Activities
Cash consolidated from adoption and application of FIN 46	—	11
Capital expenditures and investments, including dry hole costs	(8,573)	(4,659)
Proceeds from asset dispositions	608	1,427
Long-term advances/loans to affiliates and other	(188)	(109)
Collection of advances/loans to affiliates and other	159	104
Net cash used in continuing operations	(7,994)	(3,226)
Net cash used in discontinued operations	—	(2)
Net Cash Used in Investing Activities	(7,994)	(3,228)

Cash Flows From Financing Activities
Issuance of debt	333	290
Repayment of debt	(1,845)	(2,594)
Issuance of company common stock	377	269
Repurchase of company common stock	(1,165)	—
Dividends paid on common stock	(1,210)	(886)
Other	87	117
Net cash used in continuing operations	(3,423)	(2,804)
Net Cash Used in Financing Activities	(3,423)	(2,804)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(120)	43

Net Change in Cash and Cash Equivalents	1,416	2,773
Cash and cash equivalents at beginning of period	1,387	490
Cash and Cash Equivalents at End of Period	$2,803	3,263

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

Note 1—Interim Financial Information

The interim-period financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of ConocoPhillips and its results of operations and cash flows for such periods.  All such adjustments are of a normal and recurring nature.  These interim financial statements should be read in conjunction with the consolidated financial statements and notes included in ConocoPhillips’ 2004 Annual Report on Form 10-K.  Certain amounts in the 2004 financial statements included in this report on Form 10-Q have been reclassified to conform to the 2005 presentation.

Note 2—Accounting Policies

Revenue Recognition—Revenues associated with sales of crude oil, natural gas, natural gas liquids, petroleum and chemical products, and other items are recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery of goods occurs, either immediately or within a fixed delivery schedule that is reasonable and customary in the industry.  Revenues include the sales portion of transactions commonly called buy/sell contracts, in which physical commodity purchases and sales are simultaneously contracted with the same counterparty to either obtain a different quality or grade of refinery feedstock supply, reposition a commodity (for example, where we enter into a contract with a counterparty to sell refined products or natural gas volumes at one location and purchase similar volumes at another location closer to our customer), or both.

Buy/sell transactions have the same general terms and conditions as typical commercial contracts including: separate title transfer, transfer of risk of loss, separate billing and cash settlement for both the buy and sell sides of the transaction, and non-performance by one party does not relieve the other party of its obligation to perform, except in events of force majeure.  Because buy/sell contracts have similar terms and conditions, we account for these purchase and sale transactions in the consolidated income statement as monetary transactions outside the scope of Accounting Principles Board (APB) Opinion No. 29.

Our buy/sell transactions are similar to the “barrel back” example used in Emerging Issues Task Force (EITF) Issue No. 03-11, “Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not ‘Held for Trading Purposes’ as Defined in Issue No. 02-3.”  Using the “barrel back” example, the EITF concluded that a company’s decision to display buy/sell-type transactions either gross or net on the income statement is a matter of judgment that depends on relevant facts and circumstances.  We apply this judgment based on guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (Issue No. 99-19), which provides indicators for when to report revenues and the associated cost of goods sold gross (i.e., on separate revenue and cost of sales lines in the income statement) or net (i.e., on the same line).  The indicators for gross reporting in Issue No. 99-19 are consistent with many of the characteristics of buy/sell transactions, which support our accounting for buy/sell transactions.

We also believe that the conclusion reached by the Derivatives Implementation Group Statement 133 Implementation Issue No. K1, “Miscellaneous: Determining Whether Separate Transactions Should be Viewed as a Unit,” further supports our judgment that the purchase and sale contracts should be viewed as two separate transactions and not as a single transaction.

At its September 2005 meeting, the EITF reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” which encompasses our buy/sell transactions described above.

The EITF concluded that exchanges of finished goods for raw materials or work-in-progress within the same line of business should be recorded gross at fair value because these exchanges culminate the earnings process.  Additionally, the EITF concluded that purchases and sales of inventory with the same counterparty in the same line of business should be recorded net and accounted for as nonmonetary exchanges in accordance with APB Opinion No. 29 if they are entered into “in contemplation” of one another.  The inventory could be raw materials, work-in-progress, or finished goods.

The new guidance is effective prospectively beginning April 1, 2006, for new arrangements entered into, and for modifications or renewals of existing arrangements.  We are reviewing this guidance and believe that any impact to income from continuing operations and net income would result from effects on last-in, first-out (LIFO) inventory valuations and would not be material to our financial statements.

Had this new guidance been effective for the periods reported in this Form 10-Q and depending on the determination of what transactions are affected by the new guidance, we could have been required to reduce sales and other operating revenues for the third quarters of 2005 and 2004 by $5,879 million and $3,863 million, respectively, and for the nine-month 2005 and 2004 periods by $15,284 million and $10,662 million, respectively, with related decreases in purchased crude oil, natural gas and products.

Our Commercial organization uses commodity derivative contracts (such as futures and options) in various markets to optimize the value of our supply chain and to balance physical systems.  In addition to cash settlement prior to contract expiration, exchange-traded futures contracts may also be settled by physical delivery of the commodity, providing another source of supply to meet our refinery requirements or marketing demand.

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

Stock-Based Compensation—Effective January 1, 2003, we voluntarily adopted the fair-value accounting method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”  We used the prospective transition method, applying the fair-value accounting method and recognizing compensation expense equal to the fair-market value on the grant date for all stock options granted or modified after December 31, 2002.

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

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net income, as reported	$3,800	2,006	9,850	5,697
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	71	27	144	66
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(72)	(29)	(146)	(74)
Pro forma net income	$3,799	2,004	9,848	5,689

Earnings per share*:
Basic—as reported	$2.73	1.45	7.05	4.13
Basic—pro forma	2.73	1.45	7.05	4.13
Diluted—as reported	2.68	1.43	6.94	4.08
Diluted—pro forma	2.68	1.43	6.94	4.07
*Per-share amounts reflect a two-for-one stock split effected as a 100 percent stock dividend on June 1, 2005.

Note 3—Common Stock Split

On April 7, 2005, our Board of Directors declared a 2-for-1 common stock split effected in the form of a 100 percent stock dividend, payable June 1, 2005, to stockholders of record as of May 16, 2005.  The total number of authorized common shares and associated par value per share were unchanged by this action.  Shares and per-share information in the Consolidated Income Statement and Balance Sheet are on an after-split basis for all periods presented.

Note 4—Changes in Accounting Principles

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  This amendment eliminates the APB Opinion No. 29 exception for fair value recognition of nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges of nonmonetary assets that do not have commercial substance.  We adopted this guidance on a prospective basis effective July 1, 2005.  There was no impact to our financial statements upon adoption.

In June 2005, the FASB ratified EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue No. 04-5).  Issue No. 04-5 adopts a framework for evaluating whether the general partner (or general partners as a group) controls the partnership.  The framework makes it more likely that a single general partner (or a general partner within a general partner group) would have to consolidate the limited partnership regardless of its ownership in the limited partnership.  The new guidance was effective upon ratification for all newly formed limited partnerships and for existing limited partnership agreements that are modified.  The adoption of this portion of the EITF guidance had no impact on our financial statements.  The guidance is effective January 1, 2006, for existing limited partnership agreements that have not been modified.  We are reviewing Issue No. 04-5 to determine the impact, if any, on our financial statements.

In April 2005, the FASB issued FASB Staff Position (FSP) FAS 19-1, “Accounting for Suspended Well Costs” (FSP FAS 19-1), with application required in the first reporting period beginning after April 4, 2005.  Under early application provisions, we adopted FSP FAS 19-1 effective January 1, 2005.  The adoption of this standard did not impact nine-month 2005 net income.  See Note 8—Properties, Plants and Equipment for additional information.

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP FAS 109-1 and 109-2).  See Note 20—Income Taxes for additional information.

Consolidation of Variable Interest Entities (VIEs)

In February 2003, we entered into two 20-year agreements establishing separate guarantee facilities of $50 million each for two liquefied natural gas ships that were under construction.  Subject to the terms of the facilities, we will be required to make payments should the charter revenue generated by the ships fall below a certain specified minimum threshold, and we will receive payments to the extent that such revenues exceed those thresholds.  Actual gross payments over the 20 years could exceed $100 million to the extent cash is received by us.  In the first quarter of 2004, we determined the entity associated with the first ship was a VIE, but we were not the primary beneficiary and did not consolidate the entity.  The second ship was delivered to its owner in July 2005.  In the third quarter of 2005, we received the required information related to the entity associated with the second ship and determined that it is a VIE; however, we are not the primary beneficiary and therefore we will not consolidate the entity.  We currently account for these agreements as guarantees and contingent liabilities.  See Note 12—Guarantees for additional information.

In July 2004, we announced the finalization of our transaction with Freeport LNG Development, L.P. (Freeport LNG) to participate in an LNG receiving terminal in Quintana, Texas.  We have no ownership in Freeport LNG; however, we obtained a 50 percent interest in Freeport LNG GP, Inc., which serves as the general partner managing the venture.  We entered into a credit agreement with Freeport LNG, whereby we will provide loan financing of approximately $600 million for the construction of the terminal.  Through September 30, 2005, we had provided $148 million in financing.  We determined that Freeport LNG is a VIE, and that we are not the primary beneficiary.  We account for our loan to Freeport LNG as a financial asset.

On June 30, 2005, ConocoPhillips and LUKOIL created the OOO Naryanmarneftegaz (NMNG) joint venture to develop resources in the northwest Arctic region of Russia.  We determined that NMNG is a VIE because we and our related party, LUKOIL, have disproportionate interests.  We have a 30 percent ownership interest with a 50 percent governance interest in the joint venture.  We use the equity method of accounting for this investment because we have determined we are not the primary beneficiary.  Our funding for a 30 percent ownership interest amounted to $512 million.  This acquisition price was based on preliminary estimates of capital expenditures and working capital.  Purchase price adjustments are expected to be finalized by the end of the year.  At September 30, 2005, the book value of our investment in the venture was $567 million.

Production from the NMNG joint-venture fields is transported via pipeline to LUKOIL’s existing terminal at Varandey Bay on the Barents Sea and then shipped via tanker to international markets. LUKOIL is expected to complete an expansion of the terminal's capacity in 2007, with ConocoPhillips participating in the design and financing of the expansion.  We determined that the terminal entity, Varandey Terminal Company, is also a VIE because we and our related party, LUKOIL, have disproportionate interests.  We have an obligation to fund, through loans, 30 percent of the terminal’s costs, but we will have no governance or ownership interest in the terminal.  We have determined that we are not the primary beneficiary and account for our loan to Varandey Terminal Company as a financial asset.  Through September 30, 2005, we had provided $48 million in loan financing.

Note 5—Discontinued Operations

Sales and other operating revenues and income (loss) from discontinued operations were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Sales and other operating revenues from discontinued operations	$115	105	280	1,024

Income (loss) from discontinued operations before-tax	$(6)	(7)	(12)	96
Income tax expense (benefit)	(2)	(2)	(4)	26
Income (loss) from discontinued operations	$(4)	(5)	(8)	70

Assets of discontinued operations were primarily properties, plants and equipment, while liabilities of discontinued operations were primarily deferred taxes.

Note 6—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30	December 31
	2005	2004

Crude oil and petroleum products	$4,272	3,147
Materials, supplies and other	566	519
	$4,838	3,666

Inventories valued on a LIFO basis totaled $4,117 million and $2,988 million at September 30, 2005, and December 31, 2004, respectively.  The remainder of our inventories is valued under various methods, including first-in, first-out and weighted average.  The excess of current replacement cost over LIFO cost of inventories amounted to $5,078 million and $2,220 million at September 30, 2005, and December 31, 2004, respectively.

Note 7—Investments and Long-Term Receivables

LUKOIL

During the third quarter of 2005, we increased our ownership interest in LUKOIL to 14.8 percent at September 30, 2005, from 12.6 percent at June 30, 2005, and 10 percent at December 31, 2004.

At September 30, 2005, the book value of our ordinary share investment in LUKOIL was $4,740 million. Our 14.8 percent share of the net assets of LUKOIL was estimated to be $3,627 million.  This basis difference of $1,113 million is primarily being amortized on a unit-of-production basis.  On September 30, 2005, the closing price of LUKOIL shares on the London Stock Exchange was $57.82 per share, making the aggregate total market value of our LUKOIL investment $7,290 million at that date.

Duke Energy Field Services, LLC (DEFS)

In July 2005, ConocoPhillips and Duke Energy Corporation (Duke) completed the restructuring of their respective ownership levels in DEFS, which resulted in DEFS becoming a jointly controlled venture, owned 50 percent by each company.  This restructuring increased our ownership in DEFS to 50 percent from 30.3 percent through a series of direct and indirect transfers of certain Canadian Midstream assets from DEFS to Duke, a disproportionate cash distribution from DEFS to Duke from the sale of DEFS’ interest in TEPPCO Partners, L.P., and a combined payment by ConocoPhillips to Duke and DEFS of approximately $840 million.  This payment was approximately $230 million higher than previously anticipated because our interest in the Empress plant in Canada was not included in the initial transaction as anticipated due to weather-related damages to the facility.  Subsequently the Empress plant was sold to Duke on August 1, 2005, for approximately $230 million.

In the first quarter of 2005, as a part of equity earnings, we recorded our $306 million (after-tax) equity share of the financial gain from DEFS’ sale of its interest in TEPPCO.

At September 30, 2005, the book value of our investment in DEFS was $1,490 million.  Our 50 percent share of the net assets of DEFS was $1,470 million.  This basis difference of $20 million is primarily being amortized on a straight-line basis through 2014 consistent with the remaining estimated useful lives of DEFS’ properties, plants and equipment.

Note 8—Properties, Plants and Equipment

Properties, plants and equipment included the following:

	Millions of Dollars
	September 30	December 31
	2005	2004

Properties, plants and equipment	$73,177	69,151
Accumulated depreciation, depletion and amortization	(20,695)	(18,249)
Net properties, plants and equipment	$52,482	50,902

Suspended Wells

In April 2005, the FASB issued FSP FAS 19-1, “Accounting for Suspended Well Costs” (FSP FAS 19-1). This FASB Staff Position was issued to address whether there were circumstances that would permit the continued capitalization of exploratory well costs beyond one year, other than when further exploratory drilling is planned and major capital expenditures would be required to develop the project.

FSP FAS 19-1 requires the continued capitalization of suspended well costs if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing these reserves and the economic and operating viability of the project.  All relevant facts and circumstances should be evaluated in determining whether a company is making sufficient progress assessing the reserves, and FSP FAS 19-1 provides several indicators to assist in this evaluation.  FSP FAS 19-1 prohibits continued capitalization of suspended well costs on the chance that market conditions will change or technology will be developed to make the project economic.  We adopted FSP FAS 19-1 effective January 1, 2005.  There was no impact to our consolidated financial statements from the adoption.

The following table reflects the net changes in suspended exploratory well costs during the first nine months of 2005, as well as for the years 2004 and 2003.

	Millions of Dollars
	Nine Months Ended September 30, 2005	Year 2004	Year 2003

Beginning balance at January 1	$347	403	221

Additions pending the determination of proved reserves	106	142	217
Reclassifications to proved properties	(73)	(112)	(6)
Charged to dry hole expense	(83)	(86)	(29)
Ending balance	$297	347	403

The following table provides an aging of suspended well balances at September 30, 2005, and December 31, 2004 and 2003:

	Millions of Dollars
	September 30	December 31
	2005	2004	2003
Exploratory well costs capitalized for a period of one year or less	$142	142	217
Exploratory well costs capitalized for a period greater than one year	155	205	186
Ending balance	$297	347	403

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	15	16	12

The following table provides a further aging of those exploratory well costs that have been capitalized for more than one year since the completion of drilling as of September 30, 2005:

	Millions of Dollars
	Suspended Since
Project	Total	2004	2003	2002	200l

Alpine satellite-Alaska (1)	$21	—	—	21	—
Foothills of Western Alberta—Canada (3)	20	20	—	—	—
Kashagan—Republic of Kazakhstan (2)	18	—	9	—	9
Kairan—Republic of Kazakhstan (2)	14	14	—	—	—
Aktote—Republic of Kazakhstan (4)	12	—	12	—	—
Gumusut—Malaysia (4)	12	—	12	—	—
Bohai Bay satellites—China (4)	12	5	7	—	—
Eight projects of less than $10 million each (2)(4)	46	3	21	14	8
Total of 15 projects	$155	42	61	35	17

(1)       Development decisions pending infrastructure west of Alpine and construction authorization.

(2)       Additional appraisal wells planned.

(3)       Wells in various stages of testing/completion.

(4)       Appraisal drilling complete; costs being incurred to assess development.

Note 9—Property Impairments

During 2005 and 2004, we recorded property impairments related to planned asset dispositions.  The amount of property impairments by segment were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Exploration and Production	$—	2	1	10
Midstream	—	—	30	36
Refining and Marketing	—	10	—	17
	$—	12	31	63

Note 10—Debt

At September 30, 2005, we had two revolving credit facilities totaling $5 billion, available for use either as direct bank borrowings or as support for the issuance of up to $5 billion in commercial paper, a portion of which could be denominated in other currencies (limited to euro 3 billion equivalent).  The facilities included a $2.5 billion four-year facility expiring in October 2008 and a $2.5 billion five-year facility expiring in October 2009.  In addition, the five-year facility could be used to support issuances of letters of credit totaling up to $750 million.  The facilities were broadly syndicated among financial institutions and did not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings.  The credit agreements did contain a cross-default provision relating to our, or any of our consolidated subsidiaries’, failure to pay principal or interest on other debt obligations of $200 million or more.  At September 30, 2005, and December 31, 2004, we had no outstanding borrowings under these facilities, but $62 million and $173 million, respectively, in letters of credit had been issued.  There was no commercial paper outstanding at September 30, 2005, compared with $544 million at December 31, 2004.

On October 5, 2005, we replaced the two revolving credit facilities discussed above with two new revolving credit facilities totaling $5 billion.  Both facilities expire in October 2010, contain the same provisions as the previous facilities and are available for use as direct bank borrowings or as support for our $5 billion commercial paper program.

In March 2005, we redeemed our $400 million 3.625% Notes due 2007 at par, plus accrued interest.  In conjunction with this redemption, $400 million of interest rate swaps were cancelled.

During the third quarter, we purchased, at market prices, and retired $454 million of various ConocoPhillips bond issues.  These purchases resulted in after-tax losses of $42 million.  In October 2005, we gave notice to redeem the $750 million aggregate principal amount of our 6.35% Notes due 2009 in November 2005.  In conjunction with this redemption, $750 million of interest rate swaps will be cancelled.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites.  After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except for those assumed in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated.  At September 30, 2005, our balance sheet included a total environmental accrual of $996 million, compared with $1,061 million at December 31, 2004.  We expect to incur the majority of these expenditures within the next 30 years.  We have not reduced these accruals for possible insurance recoveries.  In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Note 12—Guarantees

At September 30, 2005, we were liable for certain contingent obligations under various contractual arrangements as described below.  We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees.  Unless the carrying amount of the liability is noted, no liability has been recorded for the guarantee.

Construction Completion Guarantees

•                  We have a construction completion guarantee related to our share of the debt held by Hamaca Holding LLC, which was used to construct the joint-venture project in Venezuela.  The maximum potential amount of future payments under the guarantee is estimated to be $370 million. The original Guaranteed Project Completion Date of October 1, 2005, has been extended to December 31, 2005, because of force majeure events that occurred during the construction period. The guarantee therefore remains in place, and can be called due if completion certification is not achieved by the revised date. Outstanding certification requirements may be resolved satisfactorily so that completion certification can be achieved; however, it remains possible that the construction completion guarantee may not be fully released or the debt could be called due if the issues are not satisfactorily resolved.

Guarantees of Joint-Venture Debt

•                  At September 30, 2005, we had guarantees outstanding for our portion of joint-venture debt obligations, which have terms of up to 20 years.  The maximum potential amount of future payments under the guarantees is approximately $230 million.  Payment would be required if a joint venture defaults on its debt obligations.  Included in these outstanding guarantees was $98 million associated with the Polar Lights Company joint venture in Russia.

Other Guarantees

•                  The Merey Sweeny, L.P. (MSLP) joint-venture project agreement requires the partners in the venture to pay cash calls to cover operating expenses in the event that the venture does not have enough cash to cover operating expenses after setting aside the amount required for debt service over the next 19 years.  Although there is no maximum limit stated in the agreement, the intent is to cover short-term cash deficiencies should they occur.  Our maximum potential future payments under the agreement are currently estimated to be $100 million, assuming such a shortfall exists at some point in the future due to an extended operational disruption.  If such an operational disruption did occur, MSLP has business interruption insurance and would be entitled to insurance proceeds, subject to deductibles and certain limits.

•                  In February 2003, we entered into two agreements establishing separate guarantee facilities for $50 million each for two liquefied natural gas ships.  Subject to the terms of each such facility, we will be required to make payments should the charter revenue generated by the respective ship fall below certain specified minimum thresholds, and we will receive payments to the extent that such revenues exceed those thresholds.  The net maximum future payments that we may have to make over the 20-year terms of the two agreements could be up to an aggregate of $100 million.  Actual gross payments over the 20 years could exceed that amount to the extent cash is received by us.  In the event either ship is sold or a total loss occurs, we also may have recourse to the sales or insurance proceeds to recoup payments made under the guarantee facilities.  See Note 4—Changes in Accounting Principles for additional information.

•                  We have other guarantees with maximum future potential payment amounts totaling $320 million, which consist primarily of dealer and jobber loan guarantees to support our marketing business, a guarantee to fund the short-term cash liquidity deficits of a lubricants joint venture, a guaranteed revenue deficiency payment to a pipeline joint venture, two small construction completion guarantees, a guarantee supporting a lease assignment on a corporate aircraft, a guarantee associated with a pending lawsuit and guarantees of the lease payment obligations of a joint venture.  The carrying amount recorded for these other guarantees, as of September 30, 2005, was $23 million.  These guarantees generally extend up to 15 years and payment would only be required if the dealer, jobber or lessee goes into default, if the lubricants joint venture has cash liquidity issues, if the pipeline joint venture has revenue below a certain threshold, if construction projects are not completed, if guaranteed parties default on lease payments, or if an adverse decision occurs in the lawsuit.

Indemnifications

Over the years, we have entered into various agreements to sell ownership interests in certain corporations and joint ventures and sold several assets, including FTC-mandated sales of downstream and midstream assets, certain exploration and production assets, and downstream retail and wholesale sites, giving rise to qualifying indemnifications.  Agreements associated with these sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation.  The terms of these indemnifications vary greatly.  The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited.  The carrying amount recorded for these indemnifications, as of September 30, 2005, was $452 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity.  In cases where the indemnification term is indefinite, we will reverse the liability when we have information that the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines.  Although it is reasonably possible that future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments.  Included in the carrying amount recorded were $338 million of environmental accruals for known contamination that is included in asset retirement obligations and accrued environmental costs at September 30, 2005.  For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

Note 13—Financial Instruments and Derivative Contracts

Derivative assets and liabilities were:

	Millions of Dollars
	September 30	December 31
	2005	2004
Derivative Assets
Current	$1,177	437
Long-term	199	42
	$1,376	479

Derivative Liabilities
Current	$1,401	265
Long-term	332	57
	$1,733	322

In June 2005, we acquired two limited-term, fixed-volume overriding royalty interests in Utah and the San Juan Basin related to our natural gas production.  As part of the acquisition, we assumed related commodity swaps with a negative fair value of $261 million at June 30, 2005.  In late June and early July, we entered into additional commodity swaps to offset essentially all of the exposure from the assumed swaps.  At September 30, 2005, the commodity swaps assumed in the acquisition had a negative fair value of $424 million, and the commodity swaps entered to offset the resulting exposure had a positive fair value of $187 million.  Although these commodity swaps contributed to the increase in derivative assets and liabilities from December 31, 2004, to September 30, 2005, price movements, particularly price increases in natural gas, during the third quarter were primarily responsible for the increase.

Note 14—Comprehensive Income

ConocoPhillips’ comprehensive income was as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net income	$3,800	2,006	9,850	5,697
After-tax changes in:
Minimum pension liability adjustment	—	—	(1)	(1)
Foreign currency translation adjustments	13	132	(579)	156
Unrealized loss on securities	—	—	(1)	—
Hedging activities	(1)	(3)	4	2
	$3,812	2,135	9,273	5,854

Accumulated other comprehensive income in the equity section of the balance sheet included:

	Millions of Dollars
	September 30 2005	December 31 2004

Minimum pension liability adjustment	$(68)	(67)
Foreign currency translation adjustments	1,083	1,662
Unrealized gain on securities	5	6
Deferred net hedging loss	(5)	(9)
	$1,015	1,592

Note 15—Supplemental Cash Flow Information

	Millions of Dollars
	Nine Months Ended September 30
	2005	2004
Non-Cash Investing and Financing Activities
Investment in properties, plants and equipment of businesses through the assumption of non-cash liabilities*	$261	—
Fair market value of properties, plants and equipment received in a nonmonetary exchange transaction	138	—
Cash Payments
Interest	$300	324
Income taxes	4,996	2,791
*See Note 13—Financial Instruments and Derivative Contracts for additional information.

Note 16—Sales of Receivables

At December 31, 2004, certain credit card and trade receivables had been sold to a Qualifying Special Purpose Entity (QSPE) in a revolving-period securitization arrangement.  The arrangement provided for ConocoPhillips to sell, and the QSPE to purchase, certain receivables and for the QSPE to then issue beneficial interests of up to $1.2 billion to five bank-sponsored entities.  At December 31, 2004, the QSPE had issued beneficial interests to the bank-sponsored entities of $480 million.  All five bank-sponsored entities are multi-seller conduits with access to the commercial paper market and purchase interests in similar receivables from numerous other companies unrelated to us.  We have held no ownership interests, nor any variable interests, in any of the bank-sponsored entities, which we have not consolidated.  Furthermore, except as discussed below, we have not consolidated the QSPE because it has met the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to be excluded from the consolidated financial statements of ConocoPhillips.  The receivables transferred to the QSPE have met the isolation and other requirements of SFAS No. 140 to be accounted for as sales and have been accounted for accordingly.

By January 31, 2005, all of the beneficial interests held by the bank-sponsored entities had matured; therefore, in accordance with SFAS No. 140, the operating results and cash flows of the QSPE subsequent to this maturity have been consolidated in our financial statements, and the assets and liabilities of the QSPE have been included in our September 30, 2005, balance sheet.  The revolving-period securitization arrangement was terminated on August 31, 2005, and, at this time, we have no plans to renew the arrangement.

Total cash flows received from, and paid under, the securitization arrangements were as follows:

	Millions of Dollars
	2005	2004

Receivables sold at beginning of year	$480	1,200
New receivables sold	960	6,075
Cash collections remitted	(1,440)	(6,675)
Receivables sold at September 30	$—	600

Discounts and other fees paid on revolving balances	$2	5

Note 17—Employee Benefit Plans

Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
Three Months Ended	September 30				September 30
	2005		2004		2005	2004
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$37	16	38	18	5	6
Interest cost	43	30	44	28	12	15
Expected return on plan assets	(31)	(26)	(26)	(23)	—	—
Amortization of prior service cost	1	2	1	2	5	4
Recognized net actuarial loss (gain)	14	8	13	9	(2)	2
Net periodic benefit costs	$64	30	70	34	20	27

	Millions of Dollars
	Pension Benefits				Other Benefits
Nine Months Ended	September 30				September 30
	2005		2004		2005	2004
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$113	53	113	52	15	17
Interest cost	130	94	131	83	37	44
Expected return on plan assets	(94)	(82)	(78)	(68)	—	—
Amortization of prior service cost	3	6	3	5	15	14
Recognized net actuarial loss (gain)	41	25	39	29	(4)	7
Net periodic benefit costs	$193	96	208	101	63	82

We recognized pension settlement losses of $2 million and $9 million in the first nine months of 2005 and 2004, respectively.  Of these amounts, $2 million and $1 million were recognized in the third quarters of 2005 and 2004, respectively.

During the first nine months of 2005, we contributed $368 million to our domestic qualified and non-qualified benefit plans and $112 million to international qualified and non-qualified benefit plans.

At the end of 2004, we estimated that, during 2005, we would contribute approximately $410 million to our domestic qualified and non-qualified benefit plans and $140 million to our international benefit plans.  We presently anticipate contributing $540 million to our domestic plans and $150 million to our international plans in 2005.

During the third quarter, we announced that retail prescription drug coverage will be extended to heritage Phillips retirees, similar to the benefit provided to heritage Conoco and Tosco retirees.  Because of this change, we measured our postretirement medical plan liability as of September 1, 2005.  Also included in the September 1, 2005, measurement was a loss from lowering the discount rate by 75 basis points to 5.00 percent, a gain from favorable claims experience, and a gain from recognizing the non-taxable federal subsidy we expect to receive under Medicare Part D.  In 2004, we stated that, based on the regulatory evidence available at that time, we did not believe the benefit provided under our plan would be actuarially equivalent to that offered under Medicare Part D and that we would not be entitled to receive a federal subsidy.  However, because of the extension of additional prescription drug benefits to heritage Phillips retirees, recent favorable claims experience, and the additional flexibility provided in the final regulations issued by the Department of Health and Human Services earlier this year regarding the submission of Medicare subsidy claims, we have now concluded that our plan will qualify for the subsidy.  Consequently, we reduced the Accumulated Postretirement Benefit Obligation (APBO) in the September 1, 2005,  measurement by $166 million for the federal subsidy and plan to reduce expense for the period from September through December 2005 for service cost, interest cost, and the amortization of gains by $2 million, $3 million, and $5 million, respectively.  Combining all of the changes included in the September 1, 2005, measurement, the medical plan’s APBO decreased by $53 million, and expense for the remainder of 2005 is expected to be $7 million lower than it would have been, based on the previous measurement.

Note 18—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Operating revenues (a)	$2,116	1,376	5,594	3,735
Purchases (b)	1,404	1,022	4,056	3,147
Operating expenses and selling, general and administrative expenses (c)	241	160	685	494
Net interest (income) expense (d)	10	2	29	(13)

(a)                                  Our Exploration and Production (E&P) segment sells natural gas to Duke Energy Field Services, LLC (DEFS) and crude oil to the Malaysian Refining Company Sdn. Bhd (Melaka), among others, for processing and marketing.  Natural gas liquids, solvents and petrochemical feedstocks are sold to Chevron Phillips Chemical Company LLC (CPChem), gas oil and hydrogen feedstocks are sold to Excel Paralubes, and refined products are sold primarily to CFJ Properties and Getty Petroleum Marketing, Inc. (a subsidiary of LUKOIL).  Also, we charge several of our affiliates, including CPChem, MSLP, and Hamaca Holding LLC, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

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

Note 19—Segment Disclosures and Related Information

We have organized our reporting structure based on the grouping of similar products and services, resulting in six operating segments:

1)              E&P—This segment primarily explores for, produces and markets crude oil, natural gas, and natural gas liquids on a worldwide basis.  At September 30, 2005, our E&P operations were producing in the United States, Norway, the United Kingdom, Canada, Nigeria, Venezuela, offshore Timor Leste in the Timor Sea, Australia, China, Indonesia, the United Arab Emirates, Vietnam, and Russia.  The E&P segment’s U.S. and international operations are disclosed separately for reporting purposes.

2)              Midstream—Through both consolidated and equity interests, this segment gathers and processes natural gas produced by ConocoPhillips and others, and fractionates and markets natural gas liquids, primarily in the United States, Canada and Trinidad.  The Midstream segment primarily consists of our equity investment in DEFS.  Through June 30, 2005, our equity ownership in DEFS was 30.3 percent.  In July 2005, we increased our ownership interest to 50 percent.

3)              R&M—This segment purchases, refines, markets and transports crude oil and petroleum products, mainly in the United States, Europe and Asia.  At September 30, 2005, we owned 12 refineries in the United States; one in the United Kingdom; one in Ireland; and had equity interests in one refinery in Germany, two in the Czech Republic, and one in Malaysia.  The R&M segment’s U.S. and international operations are disclosed separately for reporting purposes.

4)              LUKOIL Investment—This segment represents our investment in the ordinary shares of LUKOIL, an international, integrated oil and gas company headquartered in Russia.  In October 2004, we closed on a transaction to acquire 7.6 percent of LUKOIL’s shares held by the Russian government.  During the remainder of 2004, we increased our ownership to 10.0 percent.  During the first nine months of 2005, we further increased our ownership to 14.8 percent.

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

We evaluate performance and allocate resources based on net income.  Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Sales and Other Operating Revenues
E&P
United States	$8,388	6,138	22,913	17,351
International	5,742	3,429	14,980	11,136
Intersegment eliminations-U.S.	(1,069)	(652)	(2,960)	(2,011)
Intersegment eliminations-international	(1,204)	(692)	(3,196)	(2,651)
E&P	11,857	8,223	31,737	23,825
Midstream
Total sales	910	900	2,781	2,839
Intersegment eliminations	(216)	(175)	(643)	(712)
Midstream	694	725	2,138	2,127
R&M
United States	27,773	19,005	71,749	51,823
International	8,442	6,462	22,597	18,079
Intersegment eliminations-U.S.	(168)	(98)	(405)	(290)
Intersegment eliminations-international	(2)	(24)	(8)	(25)
R&M	36,045	25,345	93,933	69,587
LUKOIL Investment	—	—	—	—
Chemicals	3	4	10	11
Emerging Businesses	143	45	358	130
Corporate and Other	3	8	8	11
Consolidated Sales and Other Operating Revenues	$48,745	34,350	128,184	95,691

Net Income (Loss)
E&P
United States	$1,107	701	2,965	2,007
International	1,181	719	3,039	2,024
Total E&P	2,288	1,420	6,004	4,031
Midstream	88	38	541	135
R&M
United States	1,096	505	2,602	1,642
International	294	203	598	348
Total R&M	1,390	708	3,200	1,990
LUKOIL Investment	267	—	525	—
Chemicals	13	81	209	166
Emerging Businesses	—	(27)	(16)	(78)
Corporate and Other	(246)	(214)	(613)	(547)
Consolidated Net Income	$3,800	2,006	9,850	5,697

	Millions of Dollars
	September 30	December 31
	2005	2004
Total Assets
E&P
United States	$18,049	16,105
International	29,007	26,481
Goodwill	11,027	11,090
Total E&P	58,083	53,676
Midstream	2,346	1,293
R&M
United States	21,269	19,180
International	6,198	5,834
Goodwill	3,900	3,900
Total R&M	31,367	28,914
LUKOIL Investment	4,761	2,723
Chemicals	2,240	2,221
Emerging Businesses	878	972
Corporate and Other	4,697	3,062
Consolidated Total Assets	$104,372	92,861

Note 20—Income Taxes

Our effective tax rate for the third quarter and first nine months of 2005 was 42 percent, compared with 45 percent and 44 percent for the same periods a year ago.  The change in the effective tax rate between the third quarter of 2005 and the third quarter of 2004 was due to a lower proportion of income in higher tax rate jurisdictions. The change in the effective tax rate for the first nine months of 2005, versus the same period in 2004, was due to the utilization of capital loss carryforwards that previously had a full valuation allowance, and a lower proportion of income in higher tax rate jurisdictions.  The effective tax rate in excess of the domestic federal statutory rate of 35 percent was primarily due to foreign taxes.

One of the provisions of the American Jobs Creation Act of 2004 was a special deduction for qualifying manufacturing activities.  While the legislation is still undergoing clarifications, under guidance in FSP FAS 109-1, we included the estimated impact as a current benefit, which did not have a material impact on the company’s effective tax rate, and it did not have any impact on our assessment of the need for possible valuation allowances.

The American Jobs Creation Act of 2004 also included a special one time provision allowing earnings of foreign subsidiaries to be repatriated at a reduced U.S. income tax rate.  Final guidance clarifying the uncertain provisions of the law was published during the third quarter of 2005.  We have now completed our analysis of this provision, including the final guidance, and do not intend to change our repatriation plans.

Note 21—New Accounting Standards

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

In March 2005, the FASB issued FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  This Interpretation clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated.  If the liability’s fair value cannot be reasonably estimated, then the entity must disclose (a) a description of the obligation, (b) the fact that a liability has not been recognized because the fair value cannot be reasonably estimated, and (c) the reasons why it cannot be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  We are required to implement this Interpretation in the fourth quarter of 2005 and are currently studying its provisions to determine the impact, if any, on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), which supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” which we adopted at the beginning of 2003.  SFAS 123(R) prescribes the accounting for a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and generally requires the fair value of share-based awards to be expensed.  For ConocoPhillips, this Statement provided for an effective date of third-quarter 2005; however, in April 2005, the Securities and Exchange Commission approved a new rule that delayed the effective date until January 1, 2006.  We plan to adopt the provisions of this Statement January 1, 2006.  We are studying the provisions of this new pronouncement to determine the impact, if any, on our financial statements.  For more information on our adoption of SFAS No. 123 and its effect on net income, see Note 2—Accounting Policies.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  This Statement clarifies that items, such as abnormal idle facility expense, excessive spoilage, double freight, and handling costs, be recognized as current-period charges.  In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  We are required to implement this Statement in the first quarter of 2006.  We are analyzing the provisions of this Statement to determine the effects, if any, on our financial statements.

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

At its September 2005 meeting, the EITF reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” which addresses accounting issues that arise when one company both sells inventory to, and buys inventory from, another company in the same line of business.  For additional information, see the Revenue Recognition section of Note 2—Accounting Policies.

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

	Millions of Dollars
	Three Months Ended September 30, 2005
Income Statement	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues
Sales and other operating revenues	$—	33,262	15,483	—	48,745
Equity in earnings of affiliates	3,829	2,779	823	(6,559)	872
Other income	(12)	19	35	—	42
Intercompany revenues	7	757	2,774	(3,538)	—
Total Revenues	3,824	36,817	19,115	(10,097)	49,659

Costs and Expenses
Purchased crude oil, natural gas and products	—	28,558	9,138	(3,188)	34,508
Production and operating expenses	—	1,079	931	(28)	1,982
Selling, general and administrative expenses	5	401	209	(3)	612
Exploration expenses	—	18	122	—	140
Depreciation, depletion and amortization	—	394	655	—	1,049
Property impairments	—	—	—	—	—
Taxes other than income taxes	—	1,529	3,146	(69)	4,606
Accretion on discounted liabilities	—	9	37	—	46
Interest and debt expense	36	244	92	(250)	122
Foreign currency transaction losses (gains)	—	2	32	—	34
Minority interests	—	—	6	—	6
Total Costs and Expenses	41	32,234	14,368	(3,538)	43,105
Income from continuing operations before income taxes	3,783	4,583	4,747	(6,559)	6,554
Provision for income taxes	(21)	754	2,017	—	2,750
Income from continuing operations	3,804	3,829	2,730	(6,559)	3,804
Income (loss) from discontinued operations	(4)	(4)	(2)	6	(4)
Net Income	$3,800	3,825	2,728	(6,553)	3,800

	Millions of Dollars
	Three Months Ended September 30, 2004
Income Statement	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues
Sales and other operating revenues	$—	23,678	10,672	—	34,350
Equity in earnings of affiliates	2,013	1,600	296	(3,520)	389
Other income	—	(3)	5	—	2
Intercompany revenues	16	383	2,061	(2,460)	—
Total Revenues	2,029	25,658	13,034	(5,980)	34,741

Costs and Expenses
Purchased crude oil, natural gas and products	—	19,647	5,715	(2,262)	23,100
Production and operating expenses	—	1,056	759	(8)	1,807
Selling, general and administrative expenses	3	315	208	3	529
Exploration expenses	—	3	202	—	205
Depreciation, depletion and amortization	—	318	620	—	938
Property impairments	—	10	2	—	12
Taxes other than income taxes	—	1,712	2,624	—	4,336
Accretion on discounted liabilities	—	13	36	—	49
Interest and debt expense	21	190	83	(193)	101
Foreign currency transaction losses (gains)	—	—	(4)	—	(4)
Minority interests	—	—	8	—	8
Total Costs and Expenses	24	23,264	10,253	(2,460)	31,081
Income from continuing operations before income taxes	2,005	2,394	2,781	(3,520)	3,660
Provision for income taxes	(6)	381	1,274	—	1,649
Income from continuing operations	2,011	2,013	1,507	(3,520)	2,011
Income from discontinued operations	(5)	(5)	3	2	(5)
Net Income	$2,006	2,008	1,510	(3,518)	2,006

	Millions of Dollars
	Nine Months Ended September 30, 2005
Income Statement	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues
Sales and other operating revenues	$—	86,720	41,464	—	128,184
Equity in earnings of affiliates	9,907	7,366	2,235	(16,882)	2,626
Other income	(21)	254	148	—	381
Intercompany revenues	25	1,698	7,055	(8,778)	—
Total Revenues	9,911	96,038	50,902	(25,660)	131,191

Costs and Expenses
Purchased crude oil, natural gas and products	—	73,489	23,011	(7,897)	88,603
Production and operating expenses	—	3,234	2,899	(52)	6,081
Selling, general and administrative expenses	14	1,076	616	(16)	1,690
Exploration expenses	—	56	376	—	432
Depreciation, depletion and amortization	—	1,077	1,998	—	3,075
Property impairments	—	—	31	—	31
Taxes other than income taxes	—	4,596	9,341	(179)	13,758
Accretion on discounted liabilities	—	27	108	—	135
Interest and debt expense	86	674	261	(634)	387
Foreign currency transaction losses (gains)	—	7	45	—	52
Minority interests	—	—	21	—	21
Total Costs and Expenses	100	84,236	38,707	(8,778)	114,265
Income from continuing operations before income taxes	9,811	11,802	12,195	(16,882)	16,926
Provision for income taxes	(47)	1,895	5,220	—	7,068
Income from continuing operations	9,858	9,907	6,975	(16,882)	9,858
Income (loss) from discontinued operations	(8)	(8)	(2)	10	(8)
Net Income	$9,850	9,899	6,973	(16,872)	9,850

	Millions of Dollars
	Nine Months Ended September 30, 2004
Income Statement	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues
Sales and other operating revenues	$—	64,138	31,553	—	95,691
Equity in earnings of affiliates	5,624	4,046	785	(9,475)	980
Other income	—	48	125	—	173
Intercompany revenues	60	1,139	5,075	(6,274)	—
Total Revenues	5,684	69,371	37,538	(15,749)	96,844

Costs and Expenses
Purchased crude oil, natural gas and products	—	52,649	16,374	(5,825)	63,198
Production and operating expenses	—	2,948	2,394	(30)	5,312
Selling, general and administrative expenses	7	963	550	(7)	1,513
Exploration expenses	—	53	458	—	511
Depreciation, depletion and amortization	—	835	1,933	—	2,768
Property impairments	—	17	46	—	63
Taxes other than income taxes	—	4,633	8,245	—	12,878
Accretion on discounted liabilities	—	32	94	—	126
Interest and debt expense	65	574	178	(412)	405
Foreign currency transaction losses (gains)	—	1	(54)	—	(53)
Minority interests	—	—	29	—	29
Total Costs and Expenses	72	62,705	30,247	(6,274)	86,750
Income from continuing operations before income taxes	5,612	6,666	7,291	(9,475)	10,094
Provision for income taxes	(15)	1,042	3,440	—	4,467
Income from continuing operations	5,627	5,624	3,851	(9,475)	5,627
Income from discontinued operations	70	70	93	(163)	70
Net Income	$5,697	5,694	3,944	(9,638)	5,697

	Millions of Dollars
	At September 30, 2005
Balance Sheet	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	343	2,460	—	2,803
Accounts and notes receivable	756	14,200	16,787	(21,337)	10,406
Inventories	—	3,474	1,364	—	4,838
Prepaid expenses and other current assets	7	1,576	830	—	2,413
Assets of discontinued operations held for sale	—	126	18	—	144
Total Current Assets	763	19,719	21,459	(21,337)	20,604
Investments and long-term receivables	46,697	50,114	17,756	(99,765)	14,802
Net properties, plants and equipment	—	17,614	34,868	—	52,482
Goodwill	—	14,927	—	—	14,927
Intangibles	—	735	308	—	1,043
Other assets	12	257	244	1	514
Total Assets	$47,472	103,366	74,635	(121,101)	104,372

Liabilities and Stockholders’ Equity
Accounts payable	$52	20,064	13,118	(21,337)	11,897
Notes payable and long-term debt due within one year	—	1,035	90	—	1,125
Accrued income and other taxes	—	337	3,839	—	4,176
Employee benefit obligations	—	803	399	—	1,202
Other accruals	464	1,706	724	—	2,894
Liabilities of discontinued operations held for sale	—	(9)	113	—	104
Total Current Liabilities	516	23,936	18,283	(21,337)	21,398
Long-term debt	1,420	6,807	4,145	—	12,372
Asset retirement obligations and accrued environmental costs	—	847	2,905	—	3,752
Deferred income taxes	(3)	3,212	7,733	(8)	10,934
Employee benefit obligations	—	1,749	558	—	2,307
Other liabilities and deferred credits	2,066	11,331	19,298	(30,156)	2,539
Total Liabilities	3,999	47,882	52,922	(51,501)	53,302
Minority interests	—	(8)	1,240	—	1,232
Retained earnings	17,801	27,448	13,469	(34,381)	24,337
Other stockholders’ equity	25,672	28,044	7,004	(35,219)	25,501
Total	$47,472	103,366	74,635	(121,101)	104,372

	Millions of Dollars
	At December 31, 2004
Balance Sheet	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	879	508	—	1,387
Accounts and notes receivable	767	11,742	20,995	(24,716)	8,788
Inventories	—	2,367	1,299	—	3,666
Prepaid expenses and other current assets	20	381	585	—	986
Assets of discontinued operations held for sale	—	150	44	—	194
Total Current Assets	787	15,519	23,431	(24,716)	15,021
Investments and long-term receivables	38,194	47,113	17,547	(92,446)	10,408
Net properties, plants and equipment	—	16,618	34,284	—	50,902
Goodwill	—	14,990	—	—	14,990
Intangibles	—	747	349	—	1,096
Other assets	17	124	303	—	444
Total Assets	$38,998	95,111	75,914	(117,162)	92,861

Liabilities and Stockholders’ Equity
Accounts payable	$62	17,443	16,342	(24,716)	9,131
Notes payable and long-term debt due within one year	544	27	61	—	632
Accrued income and other taxes	—	360	2,794	—	3,154
Employee benefit obligations	—	646	569	—	1,215
Other accruals	20	488	843	—	1,351
Liabilities of discontinued operations held for sale	—	(10)	113	—	103
Total Current Liabilities	626	18,954	20,722	(24,716)	15,586
Long-term debt	1,994	8,163	4,213	—	14,370
Asset retirement obligations and accrued environmental costs	—	890	3,004	—	3,894
Deferred income taxes	(1)	2,979	7,415	(8)	10,385
Employee benefit obligations	—	1,809	606	—	2,415
Other liabilities and deferred credits	8	18,120	18,140	(33,885)	2,383
Total Liabilities	2,627	50,915	54,100	(58,609)	49,033
Minority interests	—	(6)	1,111	—	1,105
Retained earnings	9,592	17,550	15,656	(26,670)	16,128
Other stockholders’ equity	26,779	26,652	5,047	(31,883)	26,595
Total	$38,998	95,111	75,914	(117,162)	92,861

	Millions of Dollars
	Nine Months Ended September 30, 2005
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operations	$217	10,684	11,215	(9,157)	12,959
Net cash used in discontinued operations	—	(6)	—	—	(6)
Net Cash Provided by Operating Activities	217	10,678	11,215	(9,157)	12,953

Cash Flows From Investing Activities
Capital expenditures and investments, including dry holes	—	(4,061)	(6,855)	2,343	(8,573)
Proceeds from asset dispositions	—	138	473	(3)	608
Long-term advances/loans to affiliates and other investments	—	(19,910)	(1,110)	20,832	(188)
Collection of advances/loans to affiliates	—	11,940	78	(11,859)	159
Net cash used in continuing operations	—	(11,893)	(7,414)	11,313	(7,994)
Net cash used in discontinued operations	—	—	—	—	—
Net Cash Used in Investing Activities	—	(11,893)	(7,414)	11,313	(7,994)

Cash Flows From Financing Activities
Issuance of debt	2,901	1,391	16,873	(20,832)	333
Repayment of debt	(1,118)	(690)	(11,896)	11,859	(1,845)
Issuance of company common stock	377	—	—	—	377
Repurchase of company common stock	(1,165)	—	—	—	(1,165)
Dividends paid on common stock	(1,210)	—	(9,160)	9,160	(1,210)
Other	(2)	(24)	2,456	(2,343)	87
Net Cash Used in Financing Activities	(217)	677	(1,727)	(2,156)	(3,423)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	2	(122)	—	(120)

Net Change in Cash and Cash Equivalents	—	(536)	1,952	—	1,416
Cash and cash equivalents at beginning of year	—	879	508	—	1,387
Cash and Cash Equivalents at End of Period	$—	343	2,460	—	2,803

	Millions of Dollars
	Nine Months Ended September 30, 2004
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operations	$(241)	5,778	4,136	(878)	8,795
Net cash provided by (used in) discontinued operations	—	(208)	175	—	(33)
Net Cash Provided by (Used in) Operating Activities	(241)	5,570	4,311	(878)	8,762

Cash Flows From Investing Activities
Cash consolidated from adoption and application of FIN 46	—	—	11	—	11
Capital expenditures and investments, including dry holes	—	(1,290)	(3,489)	120	(4,659)
Proceeds from asset dispositions	—	1,159	469	(201)	1,427
Long-term advances/loans to affiliates and other investments	(786)	(1,731)	(27)	2,435	(109)
Collection of advances/loans to affiliates	1,359	1,458	(260)	(2,453)	104
Net cash provided by (used in) continuing operations	573	(404)	(3,296)	(99)	(3,226)
Net cash provided by (used in) discontinued operations	—	(2)	—	—	(2)
Net Cash Provided by (Used in) Investing Activities	573	(406)	(3,296)	(99)	(3,228)

Cash Flows From Financing Activities
Issuance of debt	288	2,462	79	(2,539)	290
Repayment of debt	—	(5,133)	(17)	2,556	(2,594)
Issuance of company common stock	269	—	—	—	269
Repurchase of company common stock	—	—	—	—	—
Dividends paid on common stock	(886)	—	(878)	878	(886)
Other	(2)	—	37	82	117
Net Cash Used in Financing Activities	(331)	(2,671)	(779)	977	(2,804)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	43	—	43

Net Change in Cash and Cash Equivalents	1	2,493	279	—	2,773
Cash and cash equivalents at beginning of year	—	268	222	—	490
Cash and Cash Equivalents at End of Period	$1	2,761	501	—	3,263

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ending September 30, 2005, is based on a comparison with the corresponding periods of 2004.

Business Environment and Executive Overview

Favorable market conditions resulted in net income and cash from operations in the third quarter of 2005 that increased 89 percent and 38 percent, respectively, over the third quarter of 2004.  Net income in the third quarter of 2005 was $3,800 million, while cash from operations totaled $6,096 million.  During the quarter, we funded our capital expenditures and investments program of $3,626 million, which included an $815 million increase in our investment in the ordinary shares of LUKOIL.  We also used cash to repurchase $589 million of our common stock in the quarter, pay $430 million in dividends, and reduce debt by $516 million.  As a result of the above, our cash balance increased $1,262 million during the quarter.

In the first nine months of 2005, net income was $9,850 million, while cash from operations totaled $12,953 million.  This, combined with proceeds from asset dispositions of $608 million, allowed us to fund our capital expenditures and investments of $8,573 million, including a $1,523 million increase in our LUKOIL investment.  Cash from operations was also used in the nine-month period of 2005 to reduce debt by $1,505 million, pay $1,210 million in dividends, and repurchase $1,165 million of our common stock.  As a result, our cash balance increased $1,416 million during the first nine months of 2005.

The Exploration and Production segment had net income of $2,288 million in the third quarter of 2005, compared with $1,929 million in the second quarter of 2005 and $1,420 million in the third quarter of 2004.  Industry crude oil prices for West Texas Intermediate continued to strengthen in the third quarter of 2005, increasing to an average of $63.05 per barrel, or $10.02 per barrel higher than the second quarter 2005.  Average crude prices in the third quarter of 2005 were $19.19 per barrel higher than in the same period a year earlier.  Prices were influenced by hurricanes disrupting crude oil production in the U.S. Gulf of Mexico, and continued to be supported by strong fundamentals, including increased global consumption and concern over the ability of production to keep pace with demand.  Heightened geopolitical risk lent further support to crude prices worldwide.

Industry natural gas prices for Henry Hub during the third quarter of 2005 were up $1.79 to $8.53 per thousand cubic feet.  Overall strength in natural gas prices was due primarily to higher crude oil prices and continued concerns about the adequacy of U.S. natural gas supplies.  Natural gas prices were also impacted by hurricanes disrupting U.S. Gulf of Mexico natural gas production.

The Refining and Marketing segment had net income of $1,390 million in the third quarter of 2005, compared with $1,110 million in the second quarter of 2005 and $708 million in the third quarter of 2004. Worldwide refining margins improved during the third quarter of 2005, compared with the second quarter of 2005, while worldwide marketing margins were lower.  Although industry crack spreads improved significantly during the quarter, our realized refining margins do not reflect the full benefit of stronger gasoline spot prices, because our refining configuration yields less gasoline than assumed in the market cracks.  In addition, downtime at our three Gulf Coast refineries due to hurricanes Katrina, Rita and Dennis resulted in lower refining throughput volumes, which partially offset the favorable margins.  Heavy-light differentials remained in line with the second quarter of 2005, while worldwide marketing results declined sharply as wholesale and retail prices were unable to keep up with rising gasoline and diesel spot prices.

Through the first nine months of 2005, we continued to reduce debt, as well as to increase stockholders’ equity, through increased earnings.  As a result, our debt-to-capital ratio was 21 percent at September 30, 2005, compared with 26 percent at December 31, 2004, and 34 percent at December 31, 2003.

On April 7, 2005, our Board of Directors declared a 2-for-1 stock split, which was paid on June 1, 2005, to stockholders of record as of May 16, 2005.

Consolidated Results

A summary of net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Exploration and Production (E&P)	$2,288	1,420	6,004	4,031
Midstream	88	38	541	135
Refining and Marketing (R&M)	1,390	708	3,200	1,990
LUKOIL Investment	267	—	525	—
Chemicals	13	81	209	166
Emerging Businesses	—	(27)	(16)	(78)
Corporate and Other	(246)	(214)	(613)	(547)
Net income	$3,800	2,006	9,850	5,697

Net income was $3,800 million in the third quarter of 2005, compared with $2,006 million in the third quarter of 2004.  For the September year-to-date periods, net income was $9,850 million in 2005 and $5,697 million in 2004.  The improved results in both 2005 periods primarily were the result of:

•                  Higher crude oil, natural gas and natural gas liquids prices in the E&P segment.

•                  Improved refining margins in the R&M segment.

•                  Equity earnings from our investment in LUKOIL.

In addition, the improved results in the nine-month period of 2005 also reflected higher net gains on assets sales, including our equity share of Duke Energy Field Services, LLC’s (DEFS) sale of its general partner interest in TEPPCO Partners, LP (TEPPCO), as well as improved margins in the Chemicals segment.

See the “Segment Results” section for additional information on our segment results.

Income Statement Analysis

Sales and other operating revenues increased 42 percent in the third quarter of 2005 and 34 percent in the nine-month period, while purchased crude oil, natural gas and products increased 49 percent and 40 percent in the same periods, respectively.  These increases mainly were due to higher petroleum product prices and higher prices for crude oil, natural gas and natural gas liquids.

Equity in earnings of affiliates increased 124 percent in the third quarter of 2005, and 168 percent in the nine-month period.  The increases reflect equity earnings from our investment in LUKOIL, which was initiated in October 2004, as well as improved results from:

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

•                  Our midstream joint venture, DEFS, due to higher natural gas liquids prices and an increased ownership percentage.

In addition, the nine-month period also included our equity share of DEFS’ gain on the sale of its TEPPCO general partnership interest, as well as increased earnings from our chemicals joint venture, Chevron Phillips Chemical Company LLC, due to higher margins.

Other income increased significantly in the third quarter and first nine months of 2005.  The increases were primarily due to higher net gains on asset dispositions in 2005, as well as higher interest income, particularly in the quarter-to-quarter comparison.  Asset dispositions in the first nine months of 2005 included the sale of our interest in coalbed methane acreage positions in the Powder River Basin in Wyoming, as well as our interests in Dixie Pipeline, Turcas Petrol A.S., and Venture Coke Company.  Asset dispositions in the first nine months of 2004 included our interest in the Petrovera heavy-oil joint venture in Canada.

Production and operating expenses increased 10 percent in the third quarter and 14 percent in the first nine months of 2005.  The E&P segment had higher maintenance and transportation costs, as well as a negative impact from foreign currency exchange rates and insurance premium adjustments.  The nine-month period also included higher costs associated with new fields, including the Magnolia field in the Gulf of Mexico.  The R&M segment had higher utility costs due to higher natural gas prices in both periods, and higher maintenance costs due to increased turnaround activity in the nine-month period.

Depreciation, depletion and amortization (DD&A) increased 12 percent in third quarter of 2005, and 11 percent in the nine-month period.  The increases primarily were due to new fields beginning production in the E&P segment, including the Magnolia field and the Bayu-Undan field.

Segment Results

E&P

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net Income
Alaska	$730	451	1,834	1,251
Lower 48	377	250	1,131	756
United States	1,107	701	2,965	2,007
International	1,181	719	3,039	2,024
	$2,288	1,420	6,004	4,031

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)
United States	$57.31	40.33	49.59	36.23
International	59.52	40.47	51.46	35.64
Total consolidated	58.49	40.41	50.61	35.90
Equity affiliates*	45.25	26.19	37.45	23.43
Worldwide	56.64	38.78	48.80	34.40
Natural gas—lease (per thousand cubic feet)
United States	7.48	5.19	6.40	5.14
International	5.60	3.98	5.25	3.97
Total consolidated	6.40	4.48	5.71	4.44
Equity affiliates*	.20	.31	.25	2.59
Worldwide	6.38	4.48	5.70	4.44

	Millions of Dollars
Worldwide Exploration Expenses
General administrative; geological and geophysical; and lease rentals	$85	55	221	169
Leasehold impairment	23	68	61	151
Dry holes	32	82	150	191
	$140	205	432	511

*Excludes our equity share of LUKOIL, which is reported in the LUKOIL Investment segment.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	Thousands of Barrels Daily
Operating Statistics
Crude oil produced
Alaska	281	253	296	293
Lower 48	56	50	60	51
United States	337	303	356	344
European North Sea	254	248	259	269
Asia Pacific	100	103	98	92
Canada	22	24	23	25
Other areas	53	55	54	60
Total consolidated	766	733	790	790
Equity affiliates*	124	111	122	109
	890	844	912	899

Natural gas liquids produced*
Alaska	18	19	19	23
Lower 48	30	26	30	25
United States	48	45	49	48
European North Sea	13	16	12	14
Asia Pacific	20	14	15	6
Canada	10	10	10	11
Other areas	1	2	2	2
	92	87	88	81

	Millions of Cubic Feet Daily
Natural gas produced**
Alaska	173	164	169	166
Lower 48	1,218	1,220	1,194	1,226
United States	1,391	1,384	1,363	1,392
European North Sea	847	994	992	1,106
Asia Pacific	358	298	340	295
Canada	429	425	422	430
Other areas	74	78	77	75
Total consolidated	3,099	3,179	3,194	3,298
Equity affiliates*	10	4	8	5
	3,109	3,183	3,202	3,303

	Thousands of Barrels Daily
Mining operations
Syncrude produced	21	22	19	22
* Excludes our equity share of LUKOIL, which is reported in the LUKOIL Investment segment.
**Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

The E&P segment explores for, produces and markets crude oil, natural gas, and natural gas liquids on a worldwide basis.  It also mines deposits of oil sands in Canada to extract the bitumen and upgrade it into a synthetic crude oil.  At September 30, 2005, our E&P operations were producing in the United States, Norway, the United Kingdom, Canada, Nigeria, Venezuela, offshore Timor Leste in the Timor Sea, Australia, China, Indonesia, the United Arab Emirates, Vietnam, and Russia.

Net income for the E&P segment increased 61 percent in the third quarter of 2005, and 49 percent in the first nine months.  The increase in both periods was primarily due to higher crude oil prices and, to a lesser extent, higher natural gas and natural gas liquids prices.  Higher prices were partially offset by higher DD&A and production taxes.  See the Business Environment and Executive Overview section for our view on the factors that helped support crude oil and natural gas prices during the third quarter of 2005.

U.S. E&P

Net income from our U.S. E&P operations increased 58 percent in the third quarter of 2005, and 48 percent in the nine-month period.  The increase in both periods primarily resulted from higher sales prices for crude oil, natural gas and natural gas liquids, as well as higher crude oil sales volumes.  These items were partially offset by increased production taxes (mainly due to higher prices) and higher DD&A (mainly due to the newly producing Magnolia field in the Gulf of Mexico).  In addition, the nine-month period of 2005 reflects increased gains from asset dispositions.

U.S. E&P production on a barrel-of-oil-equivalent (BOE) basis averaged 617,000 BOE per day in the third quarter of 2005, an increase of 7 percent from 579,000 BOE per day in the third quarter of 2004.  The increase reflects lower planned maintenance in Alaska during the 2005 period, as well as new production from the Magnolia field.  These items were partially offset by the impact of hurricane shutdowns during the third quarter of 2005.

International E&P

Net income from our international E&P operations increased 64 percent in the third quarter of 2005, and 50 percent in the nine-month period.  Both increases reflect higher crude oil, natural gas and natural gas liquids prices, as well as higher natural gas liquids volumes.  These factors were partially offset by increased operating costs, reflecting increased costs associated with new production, higher maintenance and transportation costs, as well as a negative impact from foreign currency exchange rates and insurance premium adjustments.  In addition, the nine-month period comparison was impacted by a benefit in the 2004 period from Canadian tax law changes.

International E&P production averaged 883,000 BOE per day in the third quarter of 2005, the same as the third quarter of 2004.  Production was favorably impacted in 2005 by the Bayu-Undan field and the Hamaca project.  At the Bayu-Undan field in the Timor Sea, third-quarter 2005 production was higher than in the same period of 2004 when production was still ramping up.  At the Hamaca project in Venezuela, production increased in late 2004 with the startup of a heavy-oil upgrader.  These increases in production were offset by the impact of planned and unplanned maintenance, field production declines, and the impact of production-sharing contracts in Indonesia.

Midstream

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
	Millions of Dollars

Net income*	$88	38	541	135
*Includes DEFS-related net income:	$76	26	486	92

	Dollars Per Barrel
Average Sales Prices
U.S. natural gas liquids*
Consolidated	$39.60	31.03	34.68	27.71
Equity affiliates	38.31	30.27	33.42	26.90
*Prices are based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.

	Thousands of Barrels Daily
Operating Statistics
Natural gas liquids extracted*	205	194	193	195
Natural gas liquids fractionated**	138	207	179	205
*Includes our share of equity affiliates, except LUKOIL, which is reported in the LUKOIL Investment segment. **Excludes DEFS.

The Midstream segment purchases raw natural gas from producers and gathers natural gas through an extensive network of pipeline gathering systems.  The natural gas is then processed to extract natural gas liquids from the raw gas stream.  The remaining “residue” gas is marketed to electrical utilities, industrial users, and gas marketing companies.  Most of the natural gas liquids are fractionated—separated into individual components like ethane, butane and propane—and marketed as chemical feedstock, fuel, or blendstock.  The Midstream segment consists of our equity investment in Duke Energy Field Services, LLC (DEFS), as well as our other natural gas gathering and processing operations, and natural gas liquids fractionation and marketing businesses, primarily in the United States and Trinidad.  Through June 30, 2005, our equity ownership in DEFS was 30.3 percent.  During July 2005, we increased our ownership interest to 50 percent.

In July 2005, ConocoPhillips and Duke Energy Corporation (Duke) completed the restructuring of their respective ownership levels in DEFS, which resulted in DEFS becoming a jointly controlled venture, owned 50 percent by each company.  This restructuring increased our ownership in DEFS through a series of direct and indirect transfers of certain Canadian Midstream assets from DEFS to Duke, a disproportionate cash distribution from DEFS to Duke from the sale of DEFS’ interest in TEPPCO, and a combined payment by ConocoPhillips to Duke and DEFS of approximately $840 million.  This payment was approximately $230 million higher than previously anticipated as our interest in the Empress plant in Canada was not included in the initial transaction as anticipated due to weather-related damages.  Subsequently, the Empress plant was sold to Duke on August 1, 2005, for approximately $230 million.

Net income from the Midstream segment increased 132 percent in the third quarter of 2005, and 301 percent in the nine-month period.  The improvement in both periods reflects higher natural gas liquids prices, which resulted in improved earnings from DEFS, as well as our other Midstream operations, partially offset by asset dispositions in 2004.  In addition, the nine-month 2005 results included our share of a gain from DEFS’ sale of its general partnership interest in TEPPCO.  Our share of this gain, reflected in equity earnings, was $306 million on an estimated after-tax basis.

R&M

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005		2004
	Millions of Dollars
Net Income
United States	$1,096	505	2,602		1,642
International	294	203	598		348
	$1,390	708	3,200		1,990

	Dollars Per Gallon
U.S. Average Sales Prices*
Automotive gasoline
Wholesale	$2.00	1.37	1.71		1.31
Retail	2.14	1.51	1.86		1.48
Distillates—wholesale	1.97	1.30	1.71		1.18

	Thousands of Barrels Daily
Operating Statistics
Refining operations**
United States
Rated crude oil capacity	2,182	2,160	2,179	***	2,165
Crude oil runs	2,040	2,011	2,044		2,078
Capacity utilization (percent)	93%	93	94		96
Refinery production	2,223	2,198	2,238		2,248
International
Rated crude oil capacity	428	428	428		441
Crude oil runs	431	425	420		381
Capacity utilization (percent)	101%	99	98		86
Refinery production	448	439	434		389
Worldwide
Rated crude oil capacity	2,610	2,588	2,607	***	2,606
Crude oil runs	2,471	2,436	2,464		2,459
Capacity utilization (percent)	95%	94	95		94
Refinery production	2,671	2,637	2,672		2,637

Petroleum products outside sales
United States
Automotive gasoline	1,397	1,366	1,376		1,337
Distillates	725	544	683		551
Aviation fuels	203	200	205		190
Other products	526	553	518		548
	2,851	2,663	2,782		2,626
International	470	472	481		470
	3,321	3,135	3,263		3,096

*Excludes excise taxes.
**Includes ConocoPhillips’ share of equity affiliates, except for our share of LUKOIL, which is reported in the LUKOIL Investment segment.
***Weighted-average crude oil capacity for the period. Actual capacity at September 30, 2005, was 2,182,000 and 2,610,000 barrels per day for the United States and worldwide, respectively.

The R&M segment’s operations encompass refining crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels), buying and selling crude oil and petroleum products, and transporting, distributing and marketing petroleum products.  R&M has operations in the United States, Europe and Asia Pacific.

Net income from the R&M segment increased 96 percent in the third quarter of 2005, and 61 percent in the nine-month period.  Both increases were primarily due to higher worldwide refining margins.  See the Business Environment and Executive Overview section for our view of the factors that supported the improved refining margins during the third quarter of 2005.  Higher refining margins were partially offset by lower U.S. marketing margins and higher utility costs in both 2005 periods.  In addition, maintenance turnaround costs were higher in the nine-month 2005 period.

U.S. R&M

Net income from our U.S. R&M operations increased 117 percent in the third quarter of 2005, and 58 percent in the nine-month period.  Both increases mainly were the result of higher refining margins.  Higher refining margins were partially offset by lower U.S. marketing margins and higher utility costs in both 2005 periods.  In addition, maintenance turnaround costs were higher and refinery production volumes were lower in the nine-month 2005 period.

Our U.S. refining capacity utilization rate was 93 percent in the third quarter of 2005.  This utilization rate was impacted by downtime related to hurricanes.  Specifically, the Sweeny, Texas, and Lake Charles, Louisiana, refineries were shutdown in advance of Hurricane Rita.  The Sweeny refinery has returned to full operations.  The Lake Charles refinery has completed start-up and all major units, including those responsible for processing the refinery’s heavy-sour crude oil supply, are expected to return to normal operations in the first week of November.  A smaller sweet-crude unit is expected to restart the following week at reduced rates.  Pending resumption of full utilization of this unit, the Lake Charles refinery will utilize intermediates to ensure that key secondary upgrading units are being fully employed.  The Alliance refinery in Belle Chase, Louisiana, was shutdown in advance of Hurricane Katrina, and remains shutdown due to flooding and damage from that storm.  Partial restart is expected in December, with full operations expected to be restored in early 2006.

Effective January 1, 2005, the crude oil capacity at our Sweeny, Texas, refinery was increased by 13,000 barrels per day, as a result of incremental debottlenecking.  Effective April 1, 2005, we increased the crude oil processing capacity at our San Francisco, California, refinery by 9,000 barrels per day as a result of a project implementation related to clean fuels.

International R&M

Net income from our international R&M operations increased 45 percent in the third quarter of 2005, and 72 percent in the nine-month period.  Both increases were primarily due to higher refining margins, along with improved refinery production volumes.  These factors were partially offset by negative foreign currency exchange impacts and higher utility costs.

LUKOIL Investment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net income	$267	—	525	—

Operating Statistics*
Net crude oil production (thousands of barrels daily)	253	—	220	—
Net natural gas production (millions of cubic feet daily)	79	—	65	—
Net refinery crude processed (thousands of barrels daily)	138	—	110	—
*Represents our net share of our estimate of LUKOIL’s production and processing.

This segment represents our investment in the ordinary shares of LUKOIL, an international, integrated oil and gas company headquartered in Russia, which we account for under the equity method.  In October 2004, we purchased 7.6 percent of LUKOIL’s ordinary shares held by the Russian government, and during the remainder of 2004, we increased our ownership interest to 10.0 percent.  During the first nine months of 2005, we expended $1,523 million to further increase our ownership interest to 14.8 percent.
Purchase of LUKOIL shares continued into the fourth quarter.

In addition to our estimate of our equity share of LUKOIL’s earnings, this segment reflects the amortization of the basis difference between our equity interest in the net assets of LUKOIL and the historical cost of our investment in LUKOIL, and also includes the costs associated with the employees seconded to LUKOIL.

Because LUKOIL’s accounting cycle close and preparation of U.S. GAAP financial statements occurs subsequent to our accounting cycle close, our equity earnings and statistics for our LUKOIL investment are an estimate, based on market indicators, historical production trends of LUKOIL, and other factors.  Any difference between the estimate and actual results will be recorded in a subsequent period.  This estimate-to-actual adjustment will be a recurring component of future period results.  This adjustment to our estimate of LUKOIL’s second-quarter 2005 results, recorded in the third quarter of 2005, increased net income $16 million.

Chemicals

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net income	$13	81	209	166

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

Net income from the Chemicals segment decreased 84 percent in the third quarter of 2005, reflecting the effects of hurricane-related plant shutdowns, as well as higher utility costs due to increased natural gas prices.  Net income increased 26 percent in the nine-month period of 2005, as higher ethylene and polyethylene margins were partially offset by increased utility costs and hurricane-related impacts.

Emerging Businesses

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net Income (Loss)
Technology solutions	$(5)	(3)	(11)	(11)
Gas-to-liquids	(4)	(9)	(18)	(25)
Power	17	(8)	28	(28)
Other	(8)	(7)	(15)	(14)
	$—	(27)	(16)	(78)

The Emerging Businesses segment includes the development of new businesses outside our traditional operations.  These activities include gas-to-liquids (GTL) operations, power generation, technology solutions such as sulfur removal technologies, and emerging technologies, such as renewable fuels and emission management technologies.

The Emerging Businesses segment results were at break even in the third quarter of 2005 and were a net loss of $16 million in the first nine months of 2005, compared with net losses of $27 million and $78 million in the corresponding periods of 2004.  The improved results in both periods reflect the Immingham power plant commencing commercial operations in the fourth quarter of 2004.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net Income (Loss)
Net interest	$(123)	(149)	(308)	(405)
Corporate general and administrative expenses	(64)	(51)	(168)	(151)
Discontinued operations	(4)	(5)	(8)	70
Merger-related costs	—	—	—	(14)
Other	(55)	(9)	(129)	(47)
	$(246)	(214)	(613)	(547)

After-tax net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt.  Net interest decreased 17 percent in the third quarter of 2005, and 24 percent in the nine-month period.  The decreases were primarily due to lower average debt levels and an increased amount of interest income, partially offset by a lower amount of interest being capitalized in the 2005 periods.

After-tax corporate general and administrative expenses increased 25 percent in the third quarter of 2005, and 11 percent in the nine-month period.  The increases in both periods primarily reflect higher compensation and benefit costs.

Results from discontinued operations reflect asset dispositions completed during 2004.

Beginning with the second quarter of 2004, we no longer separately identify merger-related costs because these activities have been substantially completed.

The category “Other” consists primarily of items not directly associated with the operating segments on a stand-alone basis, including certain foreign currency transaction gains and losses, and environmental costs associated with sites no longer in operation.  Results from Other were lower in both 2005 periods, mainly due to unfavorable foreign currency impacts.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars
	At September 30 2005	At December 31 2004

Current ratio	1.0	1.0
Notes payable and long-term debt due within one year	$1,125	632
Total debt	$13,497	15,002
Minority interests	$1,232	1,105
Common stockholders’ equity	$49,838	42,723
Percent of total debt to capital*	21%	26
Percent of floating-rate debt to total debt	14%	19
*Capital includes total debt, minority interests and common stockholders’ equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, primarily cash generated from operating activities.  During the first nine months of 2005, available cash was used to support our ongoing capital expenditures and investments program, repay debt, pay dividends and repurchase shares of our common stock.  Total dividends paid on our common stock during the first nine months were $1.2 billion.  During the first nine months of 2005, cash and cash equivalents increased $1.4 billion to $2.8 billion.

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

Significant Sources of Capital

Operating Activities

During the first nine months of 2005, cash from operating activities totaled $12,953 million, compared with cash from operations of $8,762 million in the corresponding period of 2004.  This 48 percent increase was primarily due to higher income from continuing operations and a positive impact from working capital changes, partly offset by a greater amount of undistributed equity earnings.

•                  Income from continuing operations increased $4,231 million, compared with the same period of 2004, primarily as a result of higher crude oil, natural gas and natural gas liquid prices, as well as improved worldwide refining margins.

•                  Working capital changes increased cash flow by $1,452 million when comparing the nine-month periods of 2005 and 2004, reflecting increased cash flows of $841 million in the 2005 period, and decreased cash flows of $611 million in the same period a year ago.  Contributing to the increase in cash flow from working capital changes were higher increases in accounts payable and income taxes payable in the 2005 period, resulting from higher commodity prices and increased capital spending, and higher earnings, respectively.

•                  Undistributed equity earnings increased $1,141 million in the 2005 period over the same period in 2004, as a result of higher equity in earnings of affiliates that have not been distributed to owners.

Our cash flows from operating activities, for both the short- and long-term, are highly dependent upon prices for crude oil, natural gas and natural gas liquids, as well as refining and marketing margins.  During the first nine months of 2005 and the year 2004, we benefited from favorable crude oil and natural gas prices, as well as strong refining margins.  The sustainability of these prices and margins are driven by market conditions over which we have no control.  In addition, the level of our production volumes of crude oil, natural gas and natural gas liquids also impacts our cash flows.  These production levels are impacted by such factors as acquisitions and dispositions of fields, field production decline rates, new technologies, operating efficiency, the addition of proved reserves through exploratory success, and the timely and cost-effective development of those proved reserves.

Asset Sales

During the first nine months of 2005, proceeds from asset sales were $608 million, compared with asset sales in the same period of 2004 of $1,427 million, which were related to our asset disposition program that began following the merger in late August of 2002 between Conoco and Phillips.  While we will continue to have modest asset disposition activity, this asset disposition program was essentially completed at the end of the second quarter of 2004.  Proceeds from these asset sales were used primarily to repay debt.

Commercial Paper and Credit Facilities

While the stability of our cash flows from operating activities benefits from geographic diversity and the effects of upstream and downstream integration, our operating cash flows remain exposed to the volatility of commodity crude oil and natural gas prices and refining and marketing margins, as well as periodic cash needs to finance tax payments and crude oil, natural gas and petroleum product purchases.  Our primary funding source for short-term working capital needs is a $5 billion commercial paper program, a portion of which may be denominated in other currencies (limited to euro 3 billion equivalent).  Commercial paper maturities are generally limited to 90 days.  At September 30, 2005, we had no commercial paper outstanding, compared with $544 million of commercial paper outstanding at December 31, 2004.

At September 30, 2005, we had two revolving credit facilities totaling $5 billion.  The two facilities included a $2.5 billion four-year facility expiring in October 2008 and a $2.5 billion five-year facility expiring in October 2009.  Both facilities were available for use as direct bank borrowings or as support for our $5 billion commercial paper program.  In addition, the five-year facility could be used to support issuances of letters of credit totaling up to $750 million.  The facilities were broadly syndicated among financial institutions and did not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings.  The credit agreements did contain a cross-default provision relating to our, or any of our consolidated subsidiaries’, failure to pay principal or interest on other debt obligations of $200 million or more.  There were no outstanding borrowings under these facilities at September 30, 2005.

On October 5, 2005, we replaced the two revolving credit facilities discussed above with two new revolving credit facilities totaling $5 billion.  Both facilities expire in October 2010, and contain the same provisions as the previous facilities and are available for use as direct bank borrowings or as support for our $5 billion commercial paper program.

Since we had no commercial paper outstanding and had issued $62 million of letters of credit, we had access to $4.9 billion in borrowing capacity under the two revolving credit facilities as of September 30, 2005.  In addition, our $2.8 billion cash balance also supported our liquidity position.

Shelf Registration

In late 2002, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission for various types of debt and equity securities.  As a result, we have available to issue and sell a total of $5 billion of various types of securities under the universal shelf registration statement.

Minority Interests

At September 30, 2005, we had outstanding $1,232 million of equity in less than wholly owned consolidated subsidiaries held by minority interest owners, including a minority interest of $506 million in Ashford Energy Capital S.A.  The remaining minority interest amounts are primarily related to controlled-operating joint ventures with minority interest owners.  The largest of these, $661 million, was related to the Bayu-Undan liquefied natural gas project in the Timor Sea and northern Australia.

Off-Balance Sheet Arrangements

Receivables Monetization

At December 31, 2004, certain credit card and trade receivables had been sold to a Qualifying Special Purpose Entity (QSPE) in a revolving-period securitization arrangement.  The arrangement provided for ConocoPhillips to sell, and the QSPE to purchase, certain receivables and for the QSPE to then issue beneficial interests of up to $1.2 billion to five bank-sponsored entities.  At December 31, 2004, the QSPE had issued beneficial interests to the bank-sponsored entities of $480 million.  All five bank-sponsored entities are multi-seller conduits with access to the commercial paper market and purchase interests in similar receivables from numerous other companies unrelated to us.  We have held no ownership interests, nor any variable interests, in any of the bank-sponsored entities, which we have not consolidated.  Furthermore, except as discussed below, we have not consolidated the QSPE because it has met the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to be excluded from the consolidated financial statements of ConocoPhillips.  The receivables transferred to the QSPE have met the isolation and other requirements of SFAS No. 140 to be accounted for as sales and have been accounted for accordingly.

By January 31, 2005, all of the beneficial interests held by the bank-sponsored entities had matured; therefore, in accordance with SFAS No. 140, the operating results and cash flows of the QSPE subsequent to this maturity have been consolidated with our financial statements, and the assets and liabilities of the QSPE have been included in our September 30, 2005, balance sheet.  The revolving-period securitization arrangement was terminated on August 31, 2005, and at this time, we have no plans to renew the arrangement.  See Note 16—Sales of Receivables, in the Notes to Consolidated Financial Statements, for additional information.

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Spending” section.

Our balance sheet debt at September 30, 2005, was $13.5 billion.  This reflects debt reductions of approximately $1.5 billion during the first nine months of 2005.  The decline in debt primarily resulted from a reduction of $544 million in our commercial paper balance to zero at September 30, 2005, the redemption in late March of our $400 million 3.625% Notes due 2007, at par plus accrued interest and the purchase and retirement of $454 million of various ConocoPhillips bond issues at market prices.  In conjunction with the redemption of the 3.625% Notes, $400 million of interest rate swaps were cancelled.  Going forward, we have no significant mandatory debt retirements until payment of the $1,250 million aggregate principal amount of our 5.45% Notes due in 2006, at maturity.

In October 2005, we gave notice to redeem the $750 million aggregate principal amount of our 6.35% Notes due 2009 in November 2005.  In conjunction with this redemption, $750 million of interest rate swaps will be cancelled.

On February 4, and on August 11, 2005, we announced separate stock repurchase programs, each of which provides for the purchase of up to $1 billion of the company’s common stock over a period of up to two years.  Both programs serve as a means of limiting dilution to shareholders from the company’s stock-based compensation programs.  Acquisitions for the share repurchase programs are made at management’s discretion at prevailing prices, subject to market conditions and other factors.  Purchases may be increased, decreased or discontinued at any time without prior notice.  Shares of stock purchased under the programs are held as treasury shares.  During the first nine months of 2005, we purchased 20.1 million shares of our common stock, at a cost of $1.2 billion under the programs.

In July 2004, we announced the finalization of our transaction with Freeport LNG Development, L.P. (Freeport LNG) to participate in a proposed LNG receiving terminal in Quintana, Texas.  Construction began in early 2005.  We do not have an ownership interest in the facility, but we do have a 50 percent interest in the general partnership managing the venture, along with contractual rights to regasification capacity of the terminal.  We entered into a credit agreement with Freeport LNG, whereby we will provide loan financing of approximately $600 million for the construction of the facility.  Through September 30, 2005, we had provided $148 million in loan financing.

Production from the OOO Naryanmarneftegaz (NMNG) joint-venture fields is transported via pipeline to LUKOIL’s existing terminal at Varandey Bay on the Barents Sea and then shipped via tanker to international markets.  LUKOIL is expected to complete an expansion of the terminal oil-throughput capacity from 30,000 barrels per day to up to 240,000 barrels per day in 2007, with ConocoPhillips participating in the design and financing of the terminal expansion.  We have an obligation to provide loan financing to Varandey Terminal Company for 30 percent of the costs of the terminal expansion, but we will have no governance or ownership interest in the terminal.  Through September 30, 2005, we had provided $48 million in loan financing.

We account for our loans to Freeport LNG and Varandey Terminal Company as financial assets in the “Investments and long-term receivables” line on the balance sheet.  For additional information, see Note 4—Changes in Accounting Principles, in the Notes to Consolidated Financial Statements.

Contractual Obligations

Our contractual purchase obligations at September 30, 2005, were estimated to be $78 billion, an increase of $11 billion from the amount reported at December 31, 2004, of $67 billion.  The majority of the increase results from higher crude oil and natural gas purchase obligations within our Commercial organization, reflecting both higher purchase volume commitments, as well as higher commodity prices.

Capital Spending

Capital Expenditures and Investments

	Millions of Dollars
	Nine Months Ended September 30
	2005	2004
E&P
United States—Alaska	$517	472
United States—Lower 48	704	474
International	3,797	2,751
	5,018	3,697
Midstream	839	6
R&M
United States	968	580
International	107	190
	1,075	770
LUKOIL Investment	1,523	—
Chemicals	—	—
Emerging Businesses	5	74
Corporate and Other*	113	112
	$8,573	4,659

United States	$3,140	1,646
International	5,433	3,013
	$8,573	4,659

Discontinued operations	$—	2

*Excludes discontinued operations.

E&P

UNITED STATES

Alaska

During the first nine months of 2005, we continued development drilling in the Greater Kuparuk Area, the Greater Prudhoe Area, the Alpine field and the West Sak development.  We continued work on the construction of Alpine’s first satellite fields, Nanuq and Fiord, the startup of which is expected in the fourth quarter of 2006.  In addition, the Alpine Capacity Expansion-Phase II project was completed in June.

During the first nine months of 2005, we and our co-venturers in the Trans-Alaska Pipeline System continued a project, which began in 2004, to upgrade the pipeline’s pump stations.  This project is anticipated to be complete in 2006.

Lower 48 States

In the Lower 48, capital expenditures during the first nine months of 2005 included the acquisition of limited-term, fixed-volume overriding royalty interests in Utah and the San Juan Basin related to our natural gas production.  These acquisitions are expected to have a positive but otherwise insignificant impact to production.  In addition, Lower 48 capital expenditures were focused on the completion of Magnolia wells in the deepwater Gulf of Mexico and development of natural gas reserves within core areas, including the San Juan Basin of New Mexico and the Lobo Trend of South Texas.

CANADA

During the first nine months of 2005, we continued with the development of our Surmont heavy-oil project and the development of the Syncrude Stage III expansion-mining project in the Canadian province of Alberta, where the upgrader expansion portion of the project is expected to be fully operational in the second quarter of 2006.  In the second quarter of 2005, we acquired an additional 6.5 percent interest in Surmont, increasing our interest to 50 percent.  We remain the operator of the Surmont project.  In addition, capital expenditures were also focused on the development of our conventional oil and gas reserves in Western Canada.

NORTHWEST EUROPE

In the U.K. and Norwegian sectors of the North Sea, funds were invested during the nine-month 2005 period for development of the Britannia satellite fields, Callanish and Brodgar, where production is expected in 2007; the Ekofisk Area growth project, where production began in October 2005; and the Alvheim project, where production is scheduled to begin in 2007.

RUSSIA AND CASPIAN SEA

Russia

In June 2005, we invested funds of $512 million to acquire a 30 percent economic interest and a 50 percent voting interest in OOO Naryanmarneftegaz (NMNG), a joint venture with LUKOIL to explore for and develop oil and gas resources in the northern part of Russia’s Timan-Pechora province.  The June acquisition price was based on preliminary estimates of capital expenditures and working capital.  Purchase price adjustments are expected to be finalized by the end of the year.

Caspian Sea

In the nine-month 2005 period, we continued to participate in construction activities to develop the Kashagan field on the Kazakhstan shelf in the North Caspian Sea.  In March 2005, agreement was reached with the Republic of Kazakhstan government to conclude the sale of B.G. International’s interest in the North Caspian Production Sharing Agreement to several of the remaining partners and for the subsequent sale of one-half of the acquired interests to KazMunayGas.  This agreement increased our ownership interest from 8.33 percent to 9.26 percent.

ASIA PACIFIC

Timor Sea

In the Timor Sea, we continued with final development activities associated with Phase I of the Bayu-Undan gas recycle project, where condensate and natural gas liquids are separated and removed and the dry gas is re-injected into the reservoir.  Production of liquids began from Phase I in February of 2004, and development drilling concluded at the end of March 2005.

Construction activities continued in 2005 for Phase II, the development of a liquefied natural gas (LNG) plant near Darwin, Australia, as well as a gas pipeline from Bayu-Undan to the LNG facility.  The LNG project was approximately 95 percent complete at the end of the first nine months of 2005.  The first LNG cargo from the facility is scheduled for delivery in early 2006.

Indonesia

During the first nine months of 2005, we continued to invest funds on the development of the Belanak, Kerisi and Hiu fields in the South Natuna Sea Block B.  Oil production at Belanak began in late 2004.  The commissioning of gas plant facilities on the Belanak floating production, storage and offloading facility (FPSO) continued in the third quarter, resulting in first condensate production and gas exports that began in early October.  In South Sumatra, we continued with the development of the Suban Phase II project, which is an expansion of the existing Suban gas plant.

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

R&M

In the United States, we continued to expend funds related to clean fuels, safety and environmental projects during the first nine months of 2005, including investing in a new diesel hydrotreater at the Rodeo facility of our San Francisco refinery.  This hydrotreater began operation at the end of March 2005.  The new diesel hydrotreater provides the capability to produce reformulated California highway diesel over one year ahead of the June 2006 deadline.

Internationally, we continued to invest in our ongoing refining and marketing operations.  The focus remained on upgrading and increasing the profitability of our existing assets.

LUKOIL Investment

During the first nine months of 2005, we increased our ownership interest in LUKOIL to 14.8 percent at September 30, 2005, from 10.0 percent at December 31, 2004.  Purchase of LUKOIL shares continued into the fourth quarter.

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

From time to time, we receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under CERCLA or an equivalent state statute.  On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties.  These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations.  As of December 31, 2004, we reported we had been notified of potential liability under CERCLA and comparable state laws at 64 sites around the United States.  At September 30, 2005, we had resolved 3 of these sites, reclassified 1 site as unresolved, and had received 4 new notices of potential liability, leaving 66 unresolved sites where we have been notified of potential liability.

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

Many of these liabilities result from CERCLA, RCRA and similar state laws that require us to undertake certain investigative and remedial activities at sites where we conduct, or once conducted, operations or at sites where ConocoPhillips-generated waste was disposed.  The accrual also includes a number of sites we have identified that may require environmental remediation, but which are not currently the subject of CERCLA, RCRA or state enforcement activities.  If applicable, we accrue receivables for probable insurance or other third-party recoveries.  In the future, we may incur significant costs under both CERCLA and RCRA.  Considerable uncertainty exists with respect to these costs, and under adverse changes in circumstances, potential liability may exceed amounts accrued as of September 30, 2005.

Remediation activities vary substantially in duration and cost from site to site, depending on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, and the presence or absence of potentially liable third parties.  Therefore, it is difficult to develop reasonable estimates of future site remediation costs.

At September 30, 2005, our balance sheet included a total environmental accrual of $996 million, compared with $1,061 million at December 31, 2004.  We expect to incur a substantial majority of these expenditures within the next 30 years.

Notwithstanding any of the foregoing, and as with other companies engaged in similar businesses, environmental costs and liabilities are inherent in our operations and products, and there can be no assurance that material costs and liabilities will not be incurred.  However, we currently do not expect any material adverse effect upon our results of operations or financial position as a result of compliance with environmental laws and regulations.

NEW ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  Among other changes, this Statement requires retrospective application for voluntary changes in accounting principle, unless it is impractical to do so.  Guidance is provided on how to account for changes when retrospective application is impractical.  This Statement is effective on a prospective basis beginning January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  This Interpretation clarifies that an entity is required to recognize a liability for a legal obligation to perform asset retirement activities when the retirement is conditional on a future event and if the liability’s fair value can be reasonably estimated.  If the liability’s fair value cannot be reasonably estimated, then the entity must disclose (a) a description of the obligation, (b) the fact that a liability has not been recognized because the fair value cannot be reasonably estimated, and (c) the reasons why it cannot be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  We are required to implement this Interpretation in the fourth quarter of 2005 and are currently studying its provisions to determine the impact, if any, on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123(R)), which supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” that we adopted at the beginning of 2003.  SFAS 123(R) prescribes the accounting for a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and generally requires the fair value of share-based awards to be expensed.  For ConocoPhillips, this Statement provided for an effective date of third-quarter 2005; however, in April 2005, the Securities and Exchange Commission approved a new rule that delayed the effective date until January 1, 2006.  We plan to adopt the provisions of this Statement January 1, 2006.  We are studying the provisions of this new pronouncement to determine the impact, if any, on our financial statements.  For more information on our adoption of SFAS No. 123 and its effect on net income, see Note 2—Accounting Policies, in the Notes to Consolidated Financial Statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  This Statement clarifies that items, such as abnormal idle facility expense, excessive spoilage, double freight, and handling costs, be recognized as current-period charges.  In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  We are required to implement this Statement in the first quarter of 2006.  We are analyzing the provisions of this Statement to determine the effects, if any, on our financial statements.

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

At the September 2005 meeting, the Emerging Issues Task Force reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” which addresses accounting issues that arise when one company both sells inventory to and buys inventory from another company in the same line of business.  For additional information, see the Revenue Recognition section of Note 2—Accounting Policies, in the Notes to Consolidated Financial Statements.

OUTLOOK

E&P’s production for the full year 2005 is expected to be similar to the amount produced in 2004.  E&P’s production for the fourth quarter of 2005 is expected to be higher than its third-quarter level, primarily due to a lower level of scheduled maintenance in the United Kingdom, Norway and Alaska, and normal seasonal increases in Alaska.  Actual production increases from quarter-to-quarter and year-to-year may vary due to the timing of maintenance work, individual project ramp-ups, unscheduled downtime, reservoir performance, price impacts of production sharing contracts and other factors.  These projections exclude amounts related to our Canadian Syncrude operations, and the impact of our equity investment in LUKOIL.

In October 2005, we announced that we reached an agreement in principle with the state of Alaska on the base fiscal contract terms for an Alaskan gas pipeline project.  The state is expected to seek agreement with the other co-venturers in this project.  Once agreed upon, the final form of agreement would be subject to final approval by the Alaska state legislature.

In June 2005, we received correspondence from the Venezuelan Ministry of Energy and Petroleum regarding the royalty and production applicable to our heavy oil projects.  We believe we are, and continue to be, in compliance with the contractual terms related to production and payment of royalties from our heavy oil projects.  We continue to work closely with the Venezuelan government on any potential impacts to our heavy oil projects in Venezuela.

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

In April 2005, the Mackenzie Gas Project (MGP) elected to halt selected data collection, engineering and preliminary contracting work due to insufficient progress on key areas critical to the project.  Although progress has been made, some key business issues need to be resolved before moving the project forward.  The Canadian government has provided funding to the aboriginal groups (addressing socio-economic responsibilities) which is linked to project milestone delivery together with considerably enhanced stewardship of the regulatory process.  Work is currently focused on finalizing the benefit and access agreement negotiations and the remaining fiscal issues.  Subject to timely resolution of these issues, the regulatory hearings are expected to proceed in 2006, with first production expected in the 2011 time frame.

During the first quarter of 2005, we announced that the PETRONAS Carigali-ConocoPhillips joint venture had signed a production sharing contract with PETRONAS, the Malaysian national oil company, for the appraisal and development of the Kebabangan oil field, offshore Sabah, Malaysia.  We have a 40 percent interest in the oil rights in the Kebabangan field.  The Kebabangan appraisal represents an opportunity for us to build upon previously announced exploration success in deepwater blocks G and J, offshore Sabah.

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

In R&M, we expect our average refinery crude oil utilization rate for the fourth quarter to be in the upper-80-percent range, including the expected downtime at our Alliance refinery due to hurricane Katrina.

Also in R&M, in addition to our 2005 capital program, we expect to make significant additional capital expenditures over the period 2006 through 2010 to increase our refining system’s ability to process heavy-sour crude oil and other low-quality feedstocks.  These investments, primarily domestic, are expected to incrementally increase refining capacity and clean products yield at our existing facilities, while providing competitive returns.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative assets and liabilities were:

	Millions of Dollars
	September 30	December 31
	2005	2004
Derivative Assets
Current	$1,177	437
Long-term	199	42
	$1,376	479

Derivative Liabilities
Current	$1,401	265
Long-term	332	57
	$1,733	322

In June 2005, we acquired two limited-term, fixed-volume overriding royalty interests in Utah and the San Juan Basin related to our natural gas production.  As part of the acquisition, we assumed related commodity swaps with a negative fair value of $261 million at June 30, 2005.  In late June and early July, we entered into additional commodity swaps to offset essentially all of the exposure from the assumed swaps.  At September 30, 2005, the commodity swaps assumed in the acquisition had a negative fair value of $424 million, and the commodity swaps entered to offset the resulting exposure had a positive fair value of $187 million.  Although these commodity swaps contributed to the increase in derivative assets and liabilities from December 31, 2004, to September 30, 2005, price movements, particularly price increases in natural gas, during the third quarter were primarily responsible for the increase.

The Value at Risk (VaR) for our commodity derivative instruments held for trading purposes, as well as our VaR for commodity derivative instruments held for purposes other than trading at September 30, 2005, remained immaterial to our net income and cash flows.

Item 4.  CONTROLS AND PROCEDURES

As of September 30, 2005, with the participation of our management, our Chairman, President and Chief Executive Officer and our Executive Vice President, Finance, and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of ConocoPhillips’ disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President, Finance, and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2005.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act, which occurred subsequent to the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period.  The following proceedings include those matters that arose during the third quarter of 2005 and any material developments with respect to those matters previously reported in ConocoPhillips’ 2004 Form 10-K and 2005 first-quarter and second-quarter Forms 10-Q.  While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position.  Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s regulations.

In July and August 2005, the South Coast Air Quality Management District (SCAQMD) performed inspections at our Los Angeles Refinery in Wilmington, and Carson, California, focusing on our leak detection and repair program for fugitive emissions as required under SCAQMD rules. The SCAQMD has informed us that they believe, as a result of these inspections, we violated certain rules related to the leak detection and repair program.  We are currently working with the SCAQMD to resolve this matter.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Total Number of		Millions of Dollars
				Shares Purchased		Approximate Dollar
Period	Total Number of Shares Purchased	*	Average Price Paid per Share	as Part of Publicly Announced Plans or Programs	**	Value that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2005	4,004,353		$60.23	4,000,000		$183
August 1-31, 2005	4,430,178		63.75	4,420,000		901
September 1-30, 2005	1,001,628		65.86	1,000,000		835
Total	9,436,159		$62.48	9,420,000
*			Includes the repurchase of common shares from company employees in connection with the company’s broad-based employee incentive plans.
**

On February 4, 2005, we announced a stock repurchase program that provides for the repurchase of up to $1 billion of the company’s common stock over a period of up to two years that was completed in August 2005. A second repurchase program that provides for the repurchase of up to $1 billion of the company’s common stock over a period of up to two years was announced on August 11, 2005. Acquisitions for the share repurchase programs are made at management’s discretion at prevailing prices, subject to market conditions and other factors. Purchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plans are held as treasury shares.

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

November 2, 2005