Form 10-Q
period 2006-03-31
CONOCOPHILLIPS
filed 2006-05-04
CIK 1163165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                               to

Commission file number: 001-32395

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

The registrant had 1,650,644,278 shares of common stock, $.01 par value, outstanding at March 31, 2006.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2006	2005
Revenues and Other Income
Sales and other operating revenues (1)	$46,906	37,631
Equity in earnings of affiliates	960	1,053
Other income	61	234
Total Revenues and Other Income	47,927	38,918

Costs and Expenses
Purchased crude oil, natural gas and products	33,455	25,572
Production and operating expenses	2,215	1,952
Selling, general and administrative expenses	566	539
Exploration expenses	112	171
Depreciation, depletion and amortization	1,180	1,041
Property impairments	—	22
Taxes other than income taxes (1)	4,387	4,488
Accretion on discounted liabilities	60	48
Interest and debt expense	115	138
Foreign currency transaction losses (gains)	22	(3)
Minority interests	18	10
Total Costs and Expenses	42,130	33,978
Income from continuing operations before income taxes	5,797	4,940
Provision for income taxes	2,506	2,017
Income From Continuing Operations	3,291	2,923
Loss from discontinued operations	—	(11)
Net Income	$3,291	2,912

Income (Loss) Per Share of Common Stock (dollars) (2)
Basic
Continuing operations	$2.38	2.09
Discontinued operations	—	(.01)
Net Income	$2.38	2.08

Diluted
Continuing operations	$2.34	2.06
Discontinued operations	—	(.01)
Net Income	$2.34	2.05

Dividends Paid Per Share of Common Stock (dollars) (2)	$.36	.25

Average Common Shares Outstanding (in thousands) (2)
Basic	1,382,925	1,397,893
Diluted	1,404,704	1,420,372
(1) Includes excise taxes on petroleum products sales:	$3,990	4,155
(2) Per-share amounts and average number of shares outstanding in the 2005 quarter reflect a two-for-one stock split effected as a 100 percent stock dividend on June 1, 2005.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	March 31	December 31
	2006	2005
Assets
Cash and cash equivalents	$3,008	2,214
Accounts and notes receivable (net of allowance of $76 million in 2006 and $72 million in 2005)	12,050	11,168
Accounts and notes receivable—related parties	707	772
Inventories	5,507	3,724
Prepaid expenses and other current assets	1,665	1,734
Total Current Assets	22,937	19,612
Investments and long-term receivables	16,777	15,726
Net properties, plants and equipment	85,960	54,669
Goodwill	32,232	15,323
Intangibles	1,125	1,116
Other assets	621	553
Total Assets	$159,652	106,999

Liabilities
Accounts payable	$13,434	11,732
Accounts payable—related parties	563	535
Notes payable and long-term debt due within one year	6,127	1,758
Accrued income and other taxes	5,385	3,516
Employee benefit obligations	1,114	1,212
Other accruals	2,400	2,606
Total Current Liabilities	29,023	21,359
Long-term debt	26,066	10,758
Asset retirement obligations and accrued environmental costs	5,539	4,591
Deferred income taxes	20,422	11,439
Employee benefit obligations	2,669	2,463
Other liabilities and deferred credits	2,503	2,449
Total Liabilities	86,222	53,059

Minority Interests	1,237	1,209

Common Stockholders’ Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2006—1,697,466,551 shares; 2005—1,455,861,340 shares)
Par value	17	14
Capital in excess of par	41,371	26,754
Grantor trusts (at cost: 2006—46,822,273 shares; 2005—45,932,093 shares)	(831)	(778)
Treasury stock (at cost: 2006—0 shares; 2005—32,080,000 shares)	—	(1,924)
Accumulated other comprehensive income	986	814
Unearned employee compensation	(163)	(167)
Retained earnings	30,813	28,018
Total Common Stockholders’ Equity	72,193	52,731
Total	$159,652	106,999
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2006	2005
Cash Flows From Operating Activities
Income from continuing operations	$3,291	2,923
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
Non-working capital adjustments
Depreciation, depletion and amortization	1,180	1,041
Property impairments	—	22
Dry hole costs and leasehold impairments	38	109
Accretion on discounted liabilities	60	48
Deferred taxes	168	123
Undistributed equity earnings	(67)	(805)
Gain on asset dispositions	(3)	(177)
Other	(203)	(78)
Working capital adjustments
Decrease in aggregate balance of accounts receivable sold	—	(480)
Increase (decrease) in other accounts and notes receivable	550	(474)
Increase in inventories	(1,304)	(903)
Increase in prepaid expenses and other current assets	—	(177)
Increase in accounts payable	108	1,744
Increase in taxes and other accruals	982	1,178
Net cash provided by continuing operations	4,800	4,094
Net cash used in discontinued operations	—	(5)
Net Cash Provided by Operating Activities	4,800	4,089

Cash Flows From Investing Activities
Acquisition of Burlington Resources Inc.*	(14,190)	—
Capital expenditures and investments, including dry hole costs*	(4,514)	(1,822)
Proceeds from asset dispositions	5	87
Long-term advances/loans to affiliates and other	(126)	(38)
Collection of advances/loans to affiliates and other	11	63
Net cash used in continuing operations	(18,814)	(1,710)
Net cash used in discontinued operations	—	—
Net Cash Used in Investing Activities	(18,814)	(1,710)

Cash Flows From Financing Activities
Issuance of debt	15,340	333
Repayment of debt	(16)	(1,319)
Issuance of company common stock	40	155
Repurchase of company common stock	—	(194)
Dividends paid on company common stock	(496)	(348)
Other	(27)	64
Net cash used in continuing operations	14,841	(1,309)
Net Cash Used in Financing Activities	14,841	(1,309)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(33)	(36)

Net Change in Cash and Cash Equivalents	794	1,034
Cash and cash equivalents at beginning of period	2,214	1,387
Cash and Cash Equivalents at End of Period	$3,008	2,421
*Net of cash acquired. See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

Note 1—Interim Financial Information

The interim-period financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of ConocoPhillips and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature. The acquisition of Burlington Resources Inc. is reflected in our March 31, 2006, balance sheet, and it will be reflected in our results of operations beginning in the second quarter of 2006. To enhance your understanding of these interim financial statements, see the consolidated financial statements and notes included in our 2005 Annual Report on Form 10-K.

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

Buy/sell transactions have the same general terms and conditions as typical commercial contracts including: separate title transfer, transfer of risk of loss, separate billing and cash settlement for both the buy and sell sides of the transaction, and non-performance by one party does not relieve the other party of its obligation to perform, except in events of force majeure. Because buy/sell contracts have similar terms and conditions, we and many other companies in our industry account for these purchase and sale transactions separately as a purchase and a sale in the consolidated income statement.

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” Issue No. 04-13 requires purchases and sales of inventory with the same counterparty entered into “in contemplation” of one another to be combined and reported net (i.e. on the same income statement line). Exceptions to this are exchanges of finished goods for raw materials or work-in-progress within the same line of business, which are only reported net if the transaction lacks economic substance.

The guidance provided by EITF No. 04-13 is effective for new arrangements entered into after March 31, 2006, and for modifications or renewals of existing arrangements made after that date. Any impact to income from continuing operations and net income would result from changes in last-in, first-out (LIFO) inventory valuations, and is not expected to be material.

Had this new guidance been effective for the periods included in this report, the pro forma sales and other operating revenues, and purchased crude oil, natural gas and products would have been as follows:

	Millions of Dollars
	Three Months Ended March 31
	2006	2005
Pro Forma—EITF No. 04-13
Sales and other operating revenues	$40,822	33,062
Purchased crude oil, natural gas and products	27,371	21,003

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

Employee stock options granted prior to 2003 were accounted for under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations; however, by the end of 2005, all of these awards had vested. Because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense was recognized under APB Opinion No. 25. The following table displays 2005 pro forma information as if provisions of SFAS No. 123 had been applied to all employee stock options granted:

Millions of Dollars
Three Months Ended March 31, 2005*
Net income, as reported	$2,912
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	39
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(40)
Pro forma net income	$2,911

Earnings per share:
Basic—as reported	$2.08
Basic—pro forma	2.08
Diluted—as reported	2.05
Diluted—pro forma	2.05

*Per-share amounts restated to reflect a two-for-one stock split effected as a 100 percent stock dividend on June 1, 2005.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). For information about our adoption of this new accounting standard, see Note 3—Changes in Accounting Principles.

Note 3—Changes in Accounting Principles

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), which supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and replaces SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123(R), which was effective January 1, 2006, prescribes the accounting for a wide range of share-based compensation arrangements, including options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and generally requires the fair value of share-based awards to be expensed. We adopted the provisions of this Statement on January 1, 2006, using the modified-prospective transition method.

SFAS No. 123(R) permits the use of either the accelerated method or the straight-line method to recognize expense for share-based awards subject to graded vesting (i.e., when portions of the award vest at different dates throughout the vesting period). In the past, we have used the accelerated recognition method for these awards, but concurrent with our adoption of SFAS No. 123(R), we elected to use the straight-line recognition method to account for new awards granted with graded vesting provisions.

Generally, our stock-based compensation programs provide accelerated vesting (i.e., a waiver of the remaining period of service required to earn an award) for awards held by employees at the time of their retirement. For awards granted prior to January 1, 2006, we recognize expense over the period of time during which the employee earns the award, accelerating the recognition of expense only when an employee actually retires.

For stock-based compensation awards granted after December 31, 2005, our adoption of SFAS No. 123(R) requires us to recognize expense over the shorter of: 1) the service period (i.e., the stated period of time required to earn the award); or 2) the period beginning at the start of the service period and ending when an employee first becomes eligible for retirement. This change in recognition method will shorten the period over which we recognize expense for most of our stock-based awards granted to our employees who are already age 55 or older.

During the first quarter of 2006, the company granted 3,057,505 restricted stock units, with an average fair value of $58.44 per unit, under the 2004 Omnibus Stock and Performance Incentive Plan and lifted restrictions on 41,102 restricted stock units granted in prior years.

Also during the first quarter of 2006, the company granted 1,734,100 stock options under the 2004 Omnibus Stock and Performance Incentive Plan with an average exercise price of $59.08 and an average fair value of $16.11 per option. This value was calculated using the Black-Scholes option-pricing model, assuming a risk-free interest rate of 4.62 percent, an expected dividend yield of 2.50 percent, a volatility factor of 26.1 percent and an expected life of 7.2 years. None of these stock options were exercisable as of March 31, 2006. During the first quarter of 2006, 1,848,948 stock options were exercised with an average exercise price of $24.06 per option, and 5,999,645 options became eligible for exercise.

In addition to the above stock option activity, on March 31, 2006, in exchange for outstanding Burlington Resources Inc. stock options, the company granted approximately 3.6 million vested stock options, with an average exercise price of $23.40 per share, and approximately 1.3 million non-vested stock options with an average exercise price of $62.99 per share. The aggregate fair value of these options, as calculated with the Black-Scholes option-pricing model, was approximately $140 million.

Due in part to our having fully adopted the fair-value accounting method prescribed by SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123(R) did not have a material impact on our first-quarter 2006 financial statements, nor do we expect it to have a material impact on our future financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  This Statement clarifies that items such as abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted this Statement in the first quarter of 2006. The adoption of this Statement did not have a material impact on our financial statements.

Note 4—Common Stock Split

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

Note 5—Acquisition of Burlington Resources Inc.

On March 31, 2006, ConocoPhillips completed the $33.8 billion acquisition of Burlington Resources Inc., an independent exploration and production company that held a substantial position in North American natural gas proved reserves, production and exploratory acreage. We issued approximately 270.4 million shares of our common stock and paid approximately $17.4 billion in cash. We acquired $3.2 billion in cash from Burlington Resources in the acquisition, resulting in a net cash acquisition amount of

$14.2 billion. Results of operations attributable to Burlington Resources will be included in ConocoPhillips’ consolidated income statement beginning in the second quarter of 2006.

The acquisition of Burlington Resources added approximately 2 billion barrels of oil equivalent to our proved reserves.

The primary reasons for the acquisition and the principal factors contributing to a purchase price resulting in the recognition of goodwill were expanded growth opportunities in North American natural gas exploration and development, cost savings from the elimination of duplicate activities, and the sharing of best practices in the operations of both companies.

The $33.8 billion purchase price was based on Burlington Resources shareholders receiving $46.50 in cash and 0.7214 shares of ConocoPhillips common stock for each Burlington Resources share owned. ConocoPhillips issued approximately 270.4 million shares of common stock and approximately 3.6 million of vested employee stock options in exchange for 374.8 million shares of Burlington Resources common stock and 2.5 million Burlington Resources vested stock options. The ConocoPhillips common stock was valued at $59.85 per share, which was the weighted-average price of ConocoPhillips common stock for a five-day period beginning two available trading days before the public announcement of the transaction on the evening of December 12, 2005. The Burlington Resources vested stock options, whose fair value was determined using the Black-Scholes option-pricing model, were exchanged for ConocoPhillips stock options valued at $127 million. Estimated transaction-related costs were $35 million.

Also included in the acquisition was the replacement of 0.9 million non-vested Burlington Resources stock options and 0.4 million shares of non-vested restricted stock with 1.3 million non-vested ConocoPhillips stock options and 0.5 million non-vested ConocoPhillips restricted stock. In addition, 1.2 million Burlington Resources shares of common stock held by a consolidated grantor trust, related to a deferred compensation plan, were converted into 0.9 million ConocoPhillips common shares and were recorded as a reduction of stockholders’ equity at March 31, 2006.

The preliminary allocation of the purchase price to specific assets and liabilities was based, in part, upon a preliminary outside appraisal of the fair value of Burlington Resources assets. Over the next few months, ConocoPhillips expects to receive the final outside appraisal of the long-lived assets and conclude the fair value determination of all other Burlington Resources assets and liabilities. The following table summarizes, based on the preliminary purchase price allocation described above, the fair values of the assets acquired and liabilities assumed as of March 31, 2006:

Millions of Dollars

Cash and cash equivalents	$3,238
Accounts and notes receivable	1,371
Inventories	232
Prepaid expenses and other current assets	98
Investments and long-term receivables	203
Properties, plants and equipment	28,933
Goodwill	16,466
Other assets	46
Total Assets	$50,587

Accounts payable	$1,345
Notes payable and long-term debt due within one year	1,044
Accrued income and other taxes	946
Employee benefit obligations—current	200
Other accruals	169
Long-term debt	3,294
Asset retirement obligations	864
Accrued environmental costs	19
Deferred income taxes	8,207
Employee benefit obligations	357
Other liabilities and deferred credits	329
Common stockholders’ equity	33,813
Total Liabilities and Equity	$50,587

Goodwill recorded in the acquisition is not subject to amortization, but will be tested periodically for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”

ConocoPhillips assigned all of the Burlington Resources goodwill to the Worldwide Exploration and Production reporting unit. Of the $16,466 million of goodwill, $8,481 million relates to net deferred tax liabilities arising from differences between the allocated financial bases and deductible tax bases of the acquired assets. None of the goodwill is deductible for tax purposes.

The following table presents unaudited pro forma summary information as if the acquisition had occurred at the beginning of each period presented.

	Millions of Dollars
	Three Months Ended March 31
	2006	2005
Pro Forma Information
Sales and other operating revenues	$48,811	39,014
Income from continuing operations	3,746	3,062
Net income	3,746	3,051
Income from continuing operations per share of common stock
Basic	2.27	1.84
Diluted	2.23	1.81
Net income per share of common stock
Basic	2.27	1.83
Diluted	2.23	1.80

The unaudited pro forma information does not reflect any anticipated synergies that might be achieved from combining the operations. The pro forma information is not intended to reflect the actual results that would have occurred if the companies had been combined during the periods presented, nor is it intended to be indicative of the results of operations that may be achieved by ConocoPhillips in the future.

The pro forma adjustments include estimates and assumptions based on currently available information. Management believes the estimates and assumptions are reasonable, and the significant effects of the transactions are properly reflected. However, actual results may differ materially from this pro forma financial information.

Note 6—Restructuring

As a result of the acquisition of Burlington Resources Inc., we implemented a restructuring program in March 2006 to capture the synergies of combining the two companies. Under this program, which is expected to be completed by the end of March 2008, we recorded accruals totaling $172 million for employee severance payments, incremental pension benefit costs associated with the workforce reductions, and Burlington Resources employee relocations. Approximately 585 positions have been identified for elimination, most of which are in the United States. Of the total accrual, $165 million is reflected in the Burlington Resources purchase price allocation as an assumed liability, and $7 million ($4 million after-tax) related to ConocoPhillips is reflected in selling, general and administrative expense. Included in the total accruals of $172 million is $5 million related to pension benefits to be paid in conjunction with other retirement benefits over a number of future years. Benefit payments of $8 million related to the non-pension accrual of $167 million were made in March 2006, resulting in an ending liability balance of $159 million. The ending accrual balance is expected to be extinguished within one year, except for $63 million, which is classified as long-term.

Note 7—Consolidation of Variable Interest Entities (VIEs)

In 2004, we finalized a transaction with Freeport LNG Development, L.P. (Freeport LNG) to participate in a liquefied natural gas (LNG) receiving terminal in Quintana, Texas. We have no ownership in the facility, but we do have a 50 percent interest in the general partnership managing the venture, along with contractual rights to regasification capacity of the terminal. We entered into a credit agreement with Freeport LNG, whereby we will provide loan financing of approximately $630 million for the construction of the terminal. Through March 31, 2006, we had provided $283 million in financing, including accrued interest. We determined Freeport LNG was a VIE and we were not the primary beneficiary. We account for our loan to Freeport LNG as a financial asset.

In June 2005, ConocoPhillips and OAO LUKOIL (LUKOIL) created the OOO Naryanmarneftegaz (NMNG) joint venture to develop resources in the Timan-Pechora region of Russia. We determined NMNG is a VIE because we and our related party, LUKOIL, have disproportionate interests. We have a 30 percent ownership interest with a 50 percent governance interest in the joint venture. We determined we were not the primary beneficiary and we use the equity method of accounting for this investment. The acquisition cost for the 30 percent ownership interest in NMNG was $528 million. This amount was comprised of $512 million paid at the June 2005 closing and a subsequent payment of $16 million in February 2006, primarily related to working capital. At March 31, 2006, the book value of our investment in the venture was $670 million.

Production from the NMNG joint-venture fields is transported via pipeline to LUKOIL’s existing terminal at Varandey Bay on the Barents Sea and then shipped via tanker to international markets. LUKOIL intends to complete an expansion of the terminal’s capacity in late 2007, with ConocoPhillips participating in the design and financing of the expansion. We determined the terminal entity, Varandey Terminal Company, is also a VIE because we and our related party, LUKOIL, have disproportionate interests. We have an obligation to fund, through loans, 30 percent of the terminal’s costs, but we will have no governance or ownership interest in the terminal. We have determined we were not the primary beneficiary and account for our loan to Varandey Terminal Company as a financial asset. Through March 31, 2006, we had provided $76 million in loan financing.

In 2003, we entered into two 20-year agreements establishing separate guarantee facilities of $50 million each for two LNG ships then under construction. Subject to the terms of the facilities, we will be required to make payments should the charter revenue generated by the ships fall below a certain specified minimum threshold, and we will receive payments to the extent such revenues exceed those thresholds. To the extent we receive any such payments, our actual gross payments over the 20 years could exceed $100 million. In September 2003, the first ship was delivered to its owner and in July 2005, the second ship was delivered to its owner. We determined both agreements represented a VIE, but we were not the primary beneficiary and, therefore, we did not consolidate these entities. The amount drawn under the guarantee facilities at March 31, 2006, was approximately $5 million for both ships. We currently account for these agreements as guarantees and contingent liabilities. See Note 15—Guarantees, for additional information.

Note 8—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31	December 31
	2006	2005

Crude oil and petroleum products	$4,765	3,183
Materials, supplies and other	742	541
	$5,507	3,724

Inventories valued on a LIFO basis totaled $4,559 million and $3,019 million at March 31, 2006, and December 31, 2005, respectively. The remainder of our inventories is valued under various methods, including first-in, first-out and weighted average. The excess of current replacement cost over LIFO cost of inventories amounted to $4,618 million and $4,271 million at March 31, 2006, and December 31, 2005, respectively.

Note 9—Investments and Long-Term Receivables

LUKOIL

We increased our ownership interest in LUKOIL to 17.1 percent at March 31, 2006, from 16.1 percent at December 31, 2005.

At March 31, 2006, the book value of our ordinary share investment in LUKOIL was $6,453 million. Our share of the net assets of LUKOIL was estimated to be $4,700 million. This basis difference of $1,753 million is primarily being amortized on a unit-of-production basis. On March 31, 2006, the closing price of LUKOIL shares on the London Stock Exchange was $83.40 per share, making the aggregate total market value of our LUKOIL investment $12,109 million.

Loans to Affiliated Companies

As part of our normal ongoing business operations and consistent with normal industry practice, we invest and enter into numerous agreements with other parties to pursue business opportunities, which share costs and apportion risks among the parties as governed by the agreements. Included in such activity are loans made to certain affiliated companies. Significant loans to affiliated companies at March 31, 2006, include the following:

•                  $283 million in loan financing, including accrued interest, to Freeport LNG for the construction of an LNG facility. We expect to provide loan financing of approximately $630 million for the construction of the facility.

•                  $76 million in loan financing to Varandey Terminal Company associated with the costs of a terminal expansion. We expect our total obligation for the terminal expansion to be approximately $340 million at current exchange rates.

•                  $78 million of project financing to Qatargas 3, an integrated project to produce and liquefy natural gas from Qatar’s North field. Our maximum exposure to this financing structure is $1.2 billion.

Note 10—Properties, Plants and Equipment

Properties, plants and equipment included the following:

	Millions of Dollars
	March 31, 2006			December 31, 2005
	Gross PP&E	Accum. DD&A	Net PP&E	Gross PP&E	Accum. DD&A	Net PP&E

Exploration and Production (E&P)	$84,608	17,280	67,328	53,907	16,200	37,707
Midstream	327	136	191	322	128	194
Refining and Marketing (R&M)	21,797	4,981	16,816	20,046	4,777	15,269
LUKOIL Investment	—	—	—	—	—	—
Chemicals	—	—	—	—	—	—
Emerging Businesses	873	69	804	865	61	804
Corporate and Other	1,332	511	821	1,192	497	695
	$108,937	22,977	85,960	76,332	21,663	54,669

Suspended Wells

The following table reflects the net changes in suspended exploratory well costs during the first quarter of 2006:

Millions of Dollars
Three Months Ended March 31, 2006

Beginning balance at January 1	$339
Additions pending the determination of proved reserves	65
Reclassifications to proved properties	(6)
Charged to dry hole expense	(3)
Ending balance at March 31	$395

The following table provides an aging of suspended well balances at March 31, 2006, and December 31, 2005:

	Millions of Dollars
	March 31	December 31
	2006	2005
Exploratory well costs capitalized for a period of one year or less	$206	183
Exploratory well costs capitalized for a period greater than one year	189	156
Ending balance	$395	339
Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	16	15

The following table provides a further aging of those exploratory well costs that have been capitalized for more than one year since the completion of drilling, as of March 31, 2006:

	Millions of Dollars
	Suspended Since
Project	Total	2005	2004	2003	2002	2001

Alpine satellite—Alaska (1)	$21	—	—	—	21	—
Kashagan—Republic of Kazakhstan (2)	18	—	—	9	—	9
Kairan—Republic of Kazakhstan (2)	13	—	13	—	—	—
Aktote—Republic of Kazakhstan (3)	19	—	7	12	—	—
Gumusut—Malaysia (3)	28	6	11	11	—	—
Malikai—Malaysia (2)	10	—	10	—	—	—
Plataforma Deltana—Venezuela (3)	21	6	15	—	—	—
Hejre—Denmark (3)	22	14	—	—	—	8
Eight projects of less than $10 million each (2)(3)	37	8	1	19	9	—
Total of 16 projects	$189	34	57	51	30	17

(1)  Development decisions pending infrastructure west of Alpine and construction authorization.

(2)  Additional appraisal wells planned.

(3)  Appraisal drilling complete; costs being incurred to assess development.

Note 11—Goodwill

Changes in the carrying amount of goodwill were as follows:

	Millions of Dollars
	E&P	R&M		Total

Balance at December 31, 2005	$11,423	3,900		15,323
Acquired (Burlington Resources)	16,466	—		16,466
Acquired (Wilhelmshaven refinery)	—	459		459
Tax and other adjustments	(16)	—		(16)
Balance at March 31, 2006	$27,873	4,359	*	32,232
*Consists of two reporting units: Worldwide Refining ($2,459) and Worldwide Marketing ($1,900).

On March 31, 2006, we closed on the acquisition of Burlington Resources Inc., an independent exploration and production company. As a result of this acquisition, we recorded goodwill of $16,466 million, all of which was aligned with our E&P segment. See Note 5—Acquisition of Burlington Resources Inc., for additional information.

On February 28, 2006, we closed on the acquisition of the Wilhelmshaven refinery, located in Wilhelmshaven, Germany. The purchase included the refinery, a marine terminal, rail and truck loading facilities and a tank farm, as well as another entity that provides commercial and administrative support to the refinery. As a result of this acquisition, we recorded goodwill of $459 million, all of which was aligned with our R&M segment. This preliminary allocation of the purchase price to specific assets and liabilities was based on our internal estimate of the fair values of the various assets and liabilities acquired. An outside appraiser has been engaged to assist us in the finalization of the purchase price allocation. Over the next few months, the company expects to receive the outside appraisal of the long-lived assets acquired, and will then finalize the allocation of the purchase price to the specific assets and liabilities acquired and the calculations of deferred tax liabilities and goodwill.

Note 12—Property Impairments

In the first quarter of 2005, we recorded property impairments related to planned asset dispositions. The property impairments by segment were:

	Millions of Dollars
	Three Months Ended March 31
	2006	2005

Midstream	$—	21
R&M	—	1
	$—	22

Note 13—Debt

Our balance sheet debt at March 31, 2006, was $32.2 billion, compared with a debt balance of $12.5 billion at year-end 2005. The increase reflects debt issuances of approximately $15.3 billion during the first quarter of 2006 related to the acquisition of Burlington Resources Inc. In addition, we assumed $3.9 billion of Burlington Resources debt and recognized an incremental debt increase of $405 million to record Burlington Resources debt at its fair value.

At March 31, 2006, we had two revolving credit facilities totaling $5 billion. These facilities may be used as direct bank borrowings, as support for the ConocoPhillips $5 billion commercial paper program, as support for the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, or as support for issuances of letters of credit totaling up to $750 million. The facilities were broadly syndicated among financial institutions and did not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings. The credit agreements contain a cross-default provision relating to our, or any of our consolidated subsidiaries’, failure to pay principal or interest on other debt obligations of $200 million or more. At March 31, 2006, and December 31, 2005, we had no outstanding borrowings under these credit facilities, but $312 million and $62 million, respectively, in letters of credit had been issued. Under both commercial paper programs there was $375 million of commercial paper outstanding at March 31, 2006, compared with $32 million at December 31, 2005.

In March 2006, we closed on two $7.5 billion bridge facilities with a group of five banks to help fund the Burlington Resources acquisition. These bridge financings are both 364-day loan facilities with pricing and terms similar to our existing revolving credit facilities. These facilities were fully drawn at March 31, 2006.

In April 2006, we entered into and funded a $5 billion five-year term loan, closed a $2.5 billion five-year revolving credit agreement, increased the ConocoPhillips commercial paper program to $7.5 billion, and issued $3 billion of debt securities. The term loan and new credit agreement were executed with a group of 36 banks and have terms and pricing provisions similar to our existing revolving credit facilities. The proceeds from the term loan, debt securities and issuances of commercial paper, together with our cash balances, allowed us to reduce the balance outstanding under the $15 billion bridge facilities to $2 billion at April 30, 2006.

The $3 billion of debt securities were issued under a new shelf registration statement filed with the U.S. Securities and Exchange Commission in early April 2006, allowing for the issuance of various types of debt and equity securities. Of this issuance, $1 billion of Floating Rate Notes due April 11, 2007, were issued by ConocoPhillips, and $1.25 billion of Floating Rate Notes due April 9, 2009, and $750 million of 5.50% Notes due 2013, were issued by ConocoPhillips Australia Funding Company, a wholly owned subsidiary. ConocoPhillips guaranteed the obligations of ConocoPhillips Australia Funding Company.

Burlington Resources debt assumed in the acquisition, including increases to record Burlington Resources debt at its fair value (see Note 5—Acquisition of Burlington Resources Inc., for additional information about the acquisition), had the following balances at March 31, 2006:

Millions of Dollars

5.60% Notes due 2006	$500
6.60% Notes due 2007 (1)	129
5.70% Notes due 2007	350
9 7/8% Debentures due 2010	150
6.50% Notes due 2011	500
6.68% Notes due 2011	400
6.40% Notes due 2011	178
7 5/8% Debentures due 2013	100
9 1/8% Debentures due 2021	150
7.65% Debentures due 2023	88
8.20% Debentures due 2025	150
6 7/8% Debentures due 2026	67
7 3/8% Debentures due 2029	92
7.20% Notes due 2031	575
7.40% Notes due 2031	500
Capital lease	4
Unamortized premiums and discounts	405
Total debt assumed	4,338
Notes payable and long-term debt due within one year	(1,044)
Long-term debt assumed	$3,294
(1) Notes are denominated in Canadian dollars and reported in U.S. dollars.

Maturities inclusive of net unamortized premiums and discounts on Burlington Resources debt assumed for the remainder of 2006 through 2010 are:  $680 million, $411 million, $59 million, $58 million and $206 million, respectively.

The amortization of the fair-value adjustment will result in the above fixed-rate notes having a weighted-average effective interest rate of 5.64 percent.

In April 2006, we gave notice to repay in May 2006, the $129 million of 6.60% Notes due in 2007 that we assumed from Burlington Resources in the acquisition.

Note 14—Contingencies and Commitments

In the case of all known contingencies, we accrue a liability when the loss is probable and the amount is reasonably estimable. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries.

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except for those assumed in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. At March 31, 2006, our balance sheet included a total environmental accrual of $1,009 million, compared with $989 million at December 31, 2005. We expect to incur the majority of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings—We apply our knowledge, experience, and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. Our process facilitates the early evaluation and quantification of potential exposures in individual cases. This process also enables us to track trial settings, as well as the status and pace of settlement discussions in individual matters. Based on our professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, we believe there is only a remote likelihood that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our financial statements.

Other Contingencies—We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at March 31, 2006, we had performance obligations secured by letters of credit of $1,150 million (of which $312 million was issued under the provisions of our revolving credit facilities, and the remainder was issued as direct bank letters of credit) and various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business.

Note 15—Guarantees

At March 31, 2006, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial.

Construction Completion Guarantees

•                  In December 2005, we issued a construction completion guarantee for 30 percent of the $4.0 billion in loan facilities of Qatargas 3, which will be used to construct an LNG train in Qatar. Of the $4.0 billion in loan facilities, ConocoPhillips has committed to provide $1.2 billion. The maximum potential amount of future payments to third-party lenders under the guarantee is estimated to be $850 million, which could become payable if the full debt financing is utilized and completion of the Qatargas 3 project is not achieved. The project financing will be non-recourse upon certified completion, which is expected by December 31, 2009. At March 31, 2006, the carrying value of the guarantee to the third-party lenders was $11 million. For additional information, see Note 9—Investments and Long-Term Receivables.

Guarantees of Joint-Venture Debt

•                  At March 31, 2006, we had guarantees outstanding for our portion of joint-venture debt obligations, which have terms of up to 12 years.  The maximum potential amount of future payments under the guarantees is approximately $160 million.  Payment would be required if a joint venture defaults on its debt obligations.

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

•                  In February 2003, we entered into two agreements establishing separate guarantee facilities of $50 million each for two liquefied natural gas ships.  Subject to the terms of each such facility, we will be required to make payments should the charter revenue generated by the respective ship fall below certain specified minimum thresholds, and we will receive payments to the extent that such revenues exceed those thresholds.  The net maximum future payments that we may have to make over the 20-year terms of the two agreements could be up to an aggregate of $100 million.  To the extent we receive any such payments, our actual gross payments over the 20 years could exceed that amount.  In the event either ship is sold or a total loss occurs, we also may have recourse to the sales or insurance proceeds to recoup payments made under the guarantee facilities.  See Note 7—Consolidation of Variable Interest Entities, for additional information.

•                  We have other guarantees with maximum future potential payment amounts totaling $260 million, which consist primarily of dealer and jobber loan guarantees to support our marketing business, a guarantee to fund the short-term cash liquidity deficits of a lubricants joint venture, three small construction completion guarantees, a guarantee supporting a lease assignment on a corporate aircraft, a guarantee associated with a pending lawsuit and guarantees of the lease payment obligations of a joint venture.  The carrying amount recorded for these other guarantees, as of March 31, 2006, was $50 million.  These guarantees generally extend up to 15 years and payment would be required only if the dealer, jobber or lessee goes into default, if the lubricants joint venture has cash liquidity issues, if construction projects are not completed, if guaranteed parties default on lease payments, or if an adverse decision occurs in the lawsuit.

Indemnifications

Over the years, we have entered into various agreements to sell ownership interests in certain corporations and joint ventures and sold several assets, including sales of downstream and midstream assets, certain exploration and production assets, and downstream retail and wholesale sites, giving rise to qualifying indemnifications.  Agreements associated with these sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation.  The terms of these indemnifications vary greatly.  The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited.  The carrying amount recorded for these indemnifications, as of March 31, 2006, was $461 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity.  In cases where the indemnification term is indefinite, we will reverse the liability when we have information that the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines.  Although it is reasonably possible that future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments.  Included in the carrying amount recorded were $338 million of environmental accruals for known contamination that is included in asset retirement obligations and accrued environmental costs at March 31, 2006.  For additional information about environmental liabilities, see Note 14—Contingencies and Commitments.

Note 16—Financial Instruments and Derivative Contracts

Derivative assets and liabilities were:

	Millions of Dollars
	March 31	December 31
	2006	2005
Derivative Assets
Current	$594	674
Long-term	139	193
	$733	867
Derivative Liabilities
Current	$873	1,002
Long-term	279	443
	$1,152	1,445

These derivative assets and liabilities appear as prepaid expenses and other current assets, other assets, other accruals, or other liabilities and deferred credits on the balance sheet.

Note 17—Comprehensive Income

ConocoPhillips’ comprehensive income was as follows:

	Millions of Dollars
	Three Months Ended March 31
	2006	2005

Net income	$3,291	2,912
After-tax changes in:
Minimum pension liability adjustment	—	(1)
Foreign currency translation adjustments	171	(256)
Unrealized loss on securities	—	(1)
Hedging activities	1	—
Comprehensive income	$3,463	2,654

Accumulated other comprehensive income in the equity section of the balance sheet included:

	Millions of Dollars
	March 31 2006	December 31 2005

Minimum pension liability adjustment	$(123)	(123)
Foreign currency translation adjustments	1,116	945
Deferred net hedging loss	(7)	(8)
Accumulated other comprehensive income	$986	814

Note 18—Supplemental Cash Flow Information

	Millions of Dollars
	Three Months Ended March 31
	2006	2005
Non-Cash Investing and Financing Activities
Acquisition of Burlington Resources Inc. by issuances of stock and purchase-related accruals	$16,386	—
Fair market value of properties, plants and equipment received in a nonmonetary exchange transaction	—	138
Cash Payments
Interest	$12	42
Income taxes	1,393	682

Note 19—Employee Benefit Plans

Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
Three Months Ended	March 31				March 31
	2006		2005		2006	2005
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$42	21	38	18	4	5
Interest cost	50	31	43	32	11	13
Expected return on plan assets	(40)	(29)	(31)	(28)	—	—
Amortization of prior service cost	2	2	1	2	5	5
Recognized net actuarial loss (gain)	22	10	14	9	(4)	(1)
Net periodic benefit costs	$76	35	65	33	16	22

During the first quarter of 2006, we contributed $102 million to our domestic qualified and non-qualified benefit plans and $31 million to international qualified and non-qualified benefit plans.

At the end of 2005, we estimated that, during 2006, we would contribute approximately $415 million to our domestic qualified and non-qualified benefit plans and $115 million to our international benefit plans.  We still expect to contribute these amounts to the heritage ConocoPhillips plans.  For the heritage Burlington Resources plans, we expect to contribute $30 million during the period April through December 2006.

The projected benefit obligation and asset value of the pension plans acquired from Burlington Resources were $304 million and $245 million, respectively.  The accumulated postretirement benefit obligation of the postretirement medical plans acquired from Burlington Resources was $38 million.

Note 20—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2006	2005	*

Operating revenues (a)	$1,768	1,645
Purchases (b)	1,495	1,319
Operating expenses and selling, general and administrative expenses (c)	80	98
Net interest expense (d)	14	10

*Certain amounts reclassified to conform to current year presentation.

(a)                                  We sell natural gas to Duke Energy Field Services, LLC (DEFS) and crude oil to the Malaysian Refining Company Sdn. Bhd (MRC), among others, for processing and marketing.  Natural gas liquids, solvents and petrochemical feedstocks are sold to Chevron Phillips Chemical Company LLC (CPChem), gas oil and hydrogen feedstocks are sold to Excel Paralubes, and refined products are sold primarily to CFJ Properties and Getty Petroleum Marketing, Inc. (a subsidiary of LUKOIL).  Also, we charge several of our affiliates, including CPChem, MSLP, and Hamaca Holding LLC, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

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

(d)                                 We pay and/or receive interest to/from various affiliates, including the Phillips Capital Trust II.

Elimination amounts related to our equity percentage share of profit or loss on the above transactions were not material.

Note 21—Segment Disclosures and Related Information

We have organized our reporting structure based on the grouping of similar products and services, resulting in six operating segments:

1)              E&P—This segment primarily explores for, produces and markets crude oil, natural gas and natural gas liquids on a worldwide basis.  At March 31, 2006, our E&P operations were producing in the United States, Norway, the United Kingdom, Canada, Nigeria, Venezuela, offshore Timor Leste in the Timor Sea, Australia, China, Indonesia, the United Arab Emirates, Vietnam, and Russia.  The E&P segment’s U.S. and international operations are disclosed separately for reporting purposes.

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

3)              R&M—This segment purchases, refines, markets and transports crude oil and petroleum products, mainly in the United States, Europe and Asia.  At March 31, 2006, we owned 12 refineries in the United States, one in the United Kingdom, one in Ireland, one in Germany, and had equity interests in one refinery in Germany, two in the Czech Republic, and one in Malaysia.  The R&M segment’s U.S. and international operations are disclosed separately for reporting purposes.

4)              LUKOIL Investment—This segment represents our investment in the ordinary shares of LUKOIL, an international, integrated oil and gas company headquartered in Russia.  At March 31, 2006, our ownership interest was 17.1 percent.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2006	2005
Sales and Other Operating Revenues
E&P
United States	$9,319	7,032
International	7,444	4,907
Intersegment eliminations—U.S.	(1,205)	(912)
Intersegment eliminations—international	(1,254)	(997)
E&P	14,304	10,030
Midstream
Total sales	1,021	1,021
Intersegment eliminations	(284)	(230)
Midstream	737	791
R&M
United States	23,541	19,955
International	8,356	6,859
Intersegment eliminations—U.S.	(200)	(87)
Intersegment eliminations—international	(4)	(2)
R&M	31,693	26,725
LUKOIL Investment	—	—
Chemicals	3	3
Emerging Businesses	169	81
Corporate and Other	—	1
Consolidated sales and other operating revenues	$46,906	37,631

Net Income (Loss)
E&P
United States	$1,181	892
International	1,372	895
Total E&P	2,553	1,787
Midstream	110	385
R&M
United States	297	570
International	93	130
Total R&M	390	700
LUKOIL Investment	249	110
Chemicals	149	133
Emerging Businesses	8	(8)
Corporate and Other	(168)	(195)
Consolidated net income	$3,291	2,912

	Millions of Dollars
	March 31	December 31
	2006	2005
Total Assets
E&P
United States	$34,889	18,434
International	45,513	31,662
Goodwill	27,873	11,423
Total E&P	108,275	61,519
Midstream	2,141	2,109
R&M
United States	21,728	20,693
International	8,529	6,096
Goodwill	4,359	3,900
Total R&M	34,616	30,689
LUKOIL Investment	6,453	5,549
Chemicals	2,381	2,324
Emerging Businesses	856	858
Corporate and Other	4,930	3,951
Consolidated total assets	$159,652	106,999

Note 22—Income Taxes

Our effective tax rates for the first quarters of 2006 and 2005 were 43 percent and 41 percent, respectively. The change in the effective tax rate for the first quarter of 2006, versus the same period of 2005 was due to a higher proportion of income in higher tax rate jurisdictions.  In addition, the first quarter of 2005 included a benefit from the utilization of capital loss carryforwards that previously had a full valuation allowance in the restructuring of ConocoPhillips’ ownership in Duke Energy Field Services, LLC.  The effective tax rate in excess of the domestic federal statutory rate of 35 percent was primarily due to foreign taxes.

Note 23—New Accounting Standards

At its September 2005 meeting, the EITF reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” which addresses accounting issues that arise when one company both sells inventory to, and buys inventory from, another company in the same line of business.  We adopted Issue No. 04-13 effective April 1, 2006.  For additional information, see the Revenue Recognition section of Note 2—Accounting Policies.

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

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended March 31, 2006
Income Statement	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$—	29,802	17,104	—	46,906
Equity in earnings of affiliates	3,323	2,811	735	(5,909)	960
Other income	—	44	17	—	61
Intercompany revenues	—	562	2,462	(3,024)	—
Total Revenues and Other Income	3,323	33,219	20,318	(8,933)	47,927

Costs and Expenses
Purchased crude oil, natural gas and products	—	25,812	10,377	(2,734)	33,455
Production and operating expenses	—	1,192	1,049	(26)	2,215
Selling, general and administrative expenses	5	366	211	(16)	566
Exploration expenses	—	14	98	—	112
Depreciation, depletion and amortization	—	415	765	—	1,180
Property impairments	—	—	—	—	—
Taxes other than income taxes	—	1,448	3,003	(64)	4,387
Accretion on discounted liabilities	—	14	46	—	60
Interest and debt expense	44	145	110	(184)	115
Foreign currency transaction losses	—	—	22	—	22
Minority interests	—	—	18	—	18
Total Costs and Expenses	49	29,406	15,699	(3,024)	42,130
Income from continuing operations before income taxes	3,274	3,813	4,619	(5,909)	5,797
Provision for income taxes	(17)	490	2,033	—	2,506
Income from continuing operations	3,291	3,323	2,586	(5,909)	3,291
Loss from discontinued operations	—	—	—	—	—
Net Income	$3,291	3,323	2,586	(5,909)	3,291

	Millions of Dollars
	Three Months Ended March 31, 2005
Income Statement	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$—	24,626	13,005	—	37,631
Equity in earnings of affiliates	2,936	2,380	835	(5,098)	1,053
Other income	(9)	138	105	—	234
Intercompany revenues	10	494	2,020	(2,524)	—
Total Revenues and Other Income	2,937	27,638	15,965	(7,622)	38,918

Costs and Expenses
Purchased crude oil, natural gas and products	—	20,758	7,142	(2,328)	25,572
Production and operating expenses	—	1,024	940	(12)	1,952
Selling, general and administrative expenses	4	341	203	(9)	539
Exploration expenses	—	13	158	—	171
Depreciation, depletion and amortization	—	362	679	—	1,041
Property impairments	—	2	20	—	22
Taxes other than income taxes	—	1,548	2,940	—	4,488
Accretion on discounted liabilities	—	9	39	—	48
Interest and debt expense	24	204	85	(175)	138
Foreign currency transaction gains	—	(1)	(2)	—	(3)
Minority interests	—	—	10	—	10
Total Costs and Expenses	28	24,260	12,214	(2,524)	33,978
Income from continuing operations before income taxes	2,909	3,378	3,751	(5,098)	4,940
Provision for income taxes	(14)	442	1,589	—	2,017
Income from continuing operations	2,923	2,936	2,162	(5,098)	2,923
Loss from discontinued operations	(11)	(11)	—	11	(11)
Net Income	$2,912	2,925	2,162	(5,087)	2,912

	Millions of Dollars
	At March 31, 2006
Balance Sheet	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents	$—	85	2,923	—	3,008
Accounts and notes receivable	858	10,731	16,182	(15,014)	12,757
Inventories	—	3,219	2,288	—	5,507
Prepaid expenses and other current assets	7	787	871	—	1,665
Total Current Assets	865	14,822	22,264	(15,014)	22,937
Investments and long-term receivables	81,867	49,681	20,653	(135,424)	16,777
Net properties, plants and equipment	—	18,468	67,492	—	85,960
Goodwill	—	15,766	16,466	—	32,232
Intangibles	—	820	305	—	1,125
Other assets	12	166	442	1	621
Total Assets	$82,744	99,723	127,622	(150,437)	159,652

Liabilities and Stockholders’ Equity
Accounts payable	$137	14,900	13,974	(15,014)	13,997
Notes payable and long-term debt due within one year	3,145	508	2,474	—	6,127
Accrued income and other taxes	—	756	4,529	100	5,385
Employee benefit obligations	—	676	438	—	1,114
Other accruals	71	955	1,374	—	2,400
Total Current Liabilities	3,353	17,795	22,789	(14,914)	29,023
Long-term debt	13,536	6,375	6,155	—	26,066
Asset retirement obligations and accrued environmental costs	—	1,118	4,421	—	5,539
Deferred income taxes	—	3,189	17,235	(2)	20,422
Employee benefit obligations	—	1,756	913	—	2,669
Other liabilities and deferred credits	26	30,044	15,454	(43,021)	2,503
Total Liabilities	16,915	60,277	66,967	(57,937)	86,222
Minority interests	—	(8)	1,240	5	1,237
Retained earnings	24,277	11,500	20,757	(25,721)	30,813
Other stockholders’ equity	41,552	27,954	38,658	(66,784)	41,380
Total	$82,744	99,723	127,622	(150,437)	159,652

	Millions of Dollars
	At December 31, 2005
Balance Sheet	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents	$—	613	1,601	—	2,214
Accounts and notes receivable	775	12,573	16,483	(17,891)	11,940
Inventories	—	2,345	1,379	—	3,724
Prepaid expenses and other current assets	10	1,052	672	—	1,734
Total Current Assets	785	16,583	20,135	(17,891)	19,612
Investments and long-term receivables	49,016	49,059	19,526	(101,875)	15,726
Net properties, plants and equipment	—	18,221	36,448	—	54,669
Goodwill	—	15,323	—	—	15,323
Intangibles	—	815	301	—	1,116
Other assets	11	228	313	1	553
Total Assets	$49,812	100,229	76,723	(119,765)	106,999

Liabilities and Stockholders’ Equity
Accounts payable	$76	17,199	12,883	(17,891)	12,267
Notes payable and long-term debt due within one year	—	323	1,435	—	1,758
Accrued income and other taxes	—	536	2,980	—	3,516
Employee benefit obligations	—	782	430	—	1,212
Other accruals	16	995	1,595	—	2,606
Total Current Liabilities	92	19,835	19,323	(17,891)	21,359
Long-term debt	1,392	6,538	2,828	—	10,758
Asset retirement obligations and accrued environmental costs	—	1,112	3,479	—	4,591
Deferred income taxes	—	3,054	8,395	(10)	11,439
Employee benefit obligations	—	1,888	575	—	2,463
Other liabilities and deferred credits	1,966	11,384	17,012	(27,913)	2,449
Total Liabilities	3,450	43,811	51,612	(45,814)	53,059
Minority interests	—	(8)	1,217	—	1,209
Retained earnings	21,482	28,177	18,556	(40,197)	28,018
Other stockholders’ equity	24,880	28,249	5,338	(33,754)	24,713
Total	$49,812	100,229	76,723	(119,765)	106,999

	Millions of Dollars
	Three Months Ended March 31, 2006
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net cash provided by continuing operations	$20,142	1,806	3,237	(20,385)	4,800
Net cash used in discontinued operations	—	—	—	—	—
Net Cash Provided by Operating Activities	20,142	1,806	3,237	(20,385)	4,800

Cash Flows From Investing Activities
Acquisition of Burlington Resources Inc.	—	—	(14,190)	—	(14,190)
Capital expenditures and investments, including dry holes	(17,494)	(1,819)	(3,415)	18,214	(4,514)
Proceeds from asset dispositions	—	3	2	—	5
Long-term advances/loans to affiliates and other investments	(14,989)	(71)	(3,152)	18,086	(126)
Collection of advances/loans to affiliates	—	2,505	1,004	(3,498)	11
Net cash provided by (used in) continuing operations	(32,483)	618	(19,751)	32,802	(18,814)
Net cash used in discontinued operations	—	—	—	—	—
Net Cash Provided by (Used in) Investing Activities	(32,483)	618	(19,751)	32,802	(18,814)

Cash Flows From Financing Activities
Issuance of debt	15,298	18,086	42	(18,086)	15,340
Repayment of debt	(2,500)	(1,002)	(12)	3,498	(16)
Issuance of company common stock	40	—	—	—	40
Repurchase of company common stock	—	—	—	—	—
Dividends paid on company common stock	(496)	(20,000)	(385)	20,385	(496)
Other	(1)	(36)	18,224	(18,214)	(27)
Net Cash Provided by (Used in) Financing Activities	12,341	(2,952)	17,869	(12,417)	14,841

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(33)	—	(33)

Net Change in Cash and Cash Equivalents	—	(528)	1,322	—	794
Cash and cash equivalents at beginning of year	—	613	1,601	—	2,214
Cash and Cash Equivalents at End of Period	$—	85	2,923	—	3,008

	Millions of Dollars
	Three Months Ended March 31, 2005
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net cash provided by continuing operations	$60	1,840	2,774	(580)	4,094
Net cash used in discontinued operations	—	(5)	—	—	(5)
Net Cash Provided by Operating Activities	60	1,835	2,774	(580)	4,089

Cash Flows From Investing Activities
Acquisition of Burlington Resources Inc.	—	—	—	—	—
Capital expenditures and investments, including dry holes	—	(747)	(1,439)	364	(1,822)
Proceeds from asset dispositions	—	43	44	—	87
Long-term advances/loans to affiliates and other investments	—	(1,393)	(2)	1,357	(38)
Collection of advances/loans to affiliates	—	65	10	(12)	63
Net cash used in continuing operations	—	(2,032)	(1,387)	1,709	(1,710)
Net cash used in discontinued operations	—	—	—	—	—
Net Cash Used in Investing Activities	—	(2,032)	(1,387)	1,709	(1,710)

Cash Flows From Financing Activities
Issuance of debt	1,280	333	77	(1,357)	333
Repayment of debt	(952)	(340)	(39)	12	(1,319)
Issuance of company common stock	155	—	—	—	155
Repurchase of company common stock	(194)	—	—	—	(194)
Dividends paid on company common stock	(348)	—	(580)	580	(348)
Other	(1)	—	429	(364)	64
Net Cash Used in Financing Activities	(60)	(7)	(113)	(1,129)	(1,309)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	2	(38)	—	(36)

Net Change in Cash and Cash Equivalents	—	(202)	1,236	—	1,034
Cash and cash equivalents at beginning of year	—	878	509	—	1,387
Cash and Cash Equivalents at End of Period	$—	676	1,745	—	2,421

Item 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations, and intentions, that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The words “intends,” “believes,” “expects,” “plans,” “scheduled,” “anticipates,” “estimates,” and similar expressions identify forward-looking statements.  We do not undertake to update, revise or correct any of the forward-looking information.  Readers are cautioned that such forward-looking statements should be read in conjunction with the disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” beginning on page 55.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

On March 31, 2006, we closed on the $33.8 billion acquisition of Burlington Resources Inc., an independent exploration and production company with a substantial position in North American natural gas proved reserves, production and exploratory acreage.  This acquisition added approximately 2 billion barrels of oil equivalent to our proved reserves.  The acquisition is reflected in our March 31, 2006, balance sheet, and it will be reflected in our results of operations beginning in the second quarter of 2006.

Our Exploration and Production (E&P) segment had net income of $2,553 million in the first quarter of 2006, which accounted for 78 percent of our total net income in the quarter.  This compares with E&P net income of $2,426 million in the fourth quarter of 2005, and $1,787 million in the first quarter of 2005.  This segment continued to benefit from an upward trend in crude oil prices.  Industry crude oil prices for West Texas Intermediate increased in the first quarter of 2006, averaging $63.28 per barrel, or $3.29 per barrel higher than the fourth quarter of 2005, and $13.58 per barrel higher than in the same period a year earlier.  Crude oil prices were influenced by strong demand from continued worldwide economic growth, as well as uncertainties surrounding supply disruptions due to tensions in the Middle East and West Africa.

Industry natural gas prices for Henry Hub decreased during the first quarter of 2006 to $9.01 per million British thermal units (MMBTU), down $3.99 per MMBTU from the fourth quarter of 2005.  This halted the trend of price increases experienced during 2005.  The reduction in prices was due primarily to mild winter weather conditions reducing heating demand, as well as high industry storage levels.

Our Refining and Marketing segment had net income of $390 million in the first quarter of 2006, compared with $973 million in the fourth quarter of 2005, and $700 million in the first quarter of 2005.  Worldwide industry refining margins declined during the first quarter of 2006, compared with the fourth quarter of 2005, when margins were higher due to tight supply.  Industry marketing margins were also lower in the first quarter of 2006, compared with the fourth quarter of 2005, particularly those in the United States, as crude oil and petroleum products costs rose faster than prices charged to consumers.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ending March 31, 2006, is based on a comparison with the corresponding period of 2005.

Consolidated Results

A summary of net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended March 31
	2006	2005

Exploration and Production (E&P)	$2,553	1,787
Midstream	110	385
Refining and Marketing (R&M)	390	700
LUKOIL Investment	249	110
Chemicals	149	133
Emerging Businesses	8	(8)
Corporate and Other	(168)	(195)
Net income	$3,291	2,912

Net income was $3,291 million in the first quarter of 2006, compared with $2,912 million in the first quarter of 2005.  The increase in the 2006 period was primarily the result of:

•                  Higher crude oil, natural gas and natural gas liquids prices in our E&P segment.

•                  Equity earnings from our investment in LUKOIL due to higher estimated crude oil and petroleum products prices and an increase in our ownership percentage.

These items were partially offset by decreases in net income from our Midstream and R&M segments.  Midstream results for the first quarter of 2005 reflected higher net gains on assets sales, including our equity share of Duke Energy Field Services, LLP’s (DEFS) sale of its interest in TEPPCO Partners, L.P. (TEPPCO).  Net income from the R&M segment decreased 44 percent in the first quarter of 2006, primarily due to reduced volumes associated with turnaround activity and unplanned downtime, lower international refining margins, and higher turnaround, maintenance and utility costs.

See the “Segment Results” section for additional information on our segment results.

Income Statement Analysis

Sales and other operating revenues increased 25 percent in the first quarter of 2006, while purchased crude oil, natural gas and products increased 31 percent.  Both increases mainly were due to higher petroleum product prices, as well as higher prices for crude oil, natural gas and natural gas liquids.

Equity in earnings of affiliates decreased 9 percent in the first quarter of 2006.  The decrease primarily reflects the significant gain reported in the first quarter of 2005 by DEFS on the sale of its general partnership interest in TEPPCO Partners, L.P., as well as lower earnings from our joint-venture refinery in Malaysia, due to lower refining margins.  Partially offsetting these items were improved results from:

•                  LUKOIL, reflecting higher estimated crude oil and product prices and our increased ownership interest.

•                  DEFS, other than the item noted above, due primarily to higher natural gas liquids prices.

•                  Hamaca, due to increased prices and production volumes.

Other income decreased 74 percent in the first quarter of 2006, primarily the result of lower net gains on asset sales in the current year.  Asset dispositions in the first quarter of 2005 included the sale of our interest in coalbed methane acreage positions in the Powder River Basin in Wyoming, as well as our interest in Dixie Pipeline Company.  There were no significant asset dispositions in the first quarter of 2006.

Production and operating expenses increased 13 percent in the first quarter of 2006.  The increase was primarily due to higher lifting costs in the E&P segment, including a catalyst change and turnaround at our Syncrude operations, as well as increased well workover and similar costs in the Lower 48 states and Alaska, reflecting upward cost pressures; and higher maintenance, utility and turnaround costs in our R&M segment.

Exploration expenses decreased 35 percent in the first quarter of 2006, reflecting lower dry hole charges, primarily in Alaska, compared with the first quarter of 2005.

Interest expense decreased 17 percent in the first quarter of 2006, mainly the result of an increased amount of interest being capitalized in 2006, as well as the absence of early debt retirement premiums incurred in the first quarter of 2006.

Segment Results

E&P

	Three Months Ended March 31
	2006	2005
	Millions of Dollars
Net Income
Alaska	$692	532
Lower 48	489	360
United States	1,181	892
International	1,372	895
	$2,553	1,787

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)
United States	$57.70	43.69
International	60.08	45.93
Total consolidated	58.97	44.89
Equity affiliates*	43.38	30.38
Worldwide E&P	56.63	43.15
Natural gas—lease (per thousand cubic feet)
United States	7.42	5.57
International	7.16	5.03
Total consolidated	7.26	5.24
Equity affiliates*	.23	.25
Worldwide E&P	7.24	5.24

	Millions of Dollars
Worldwide Exploration Expenses
General administrative; geological and geophysical; and lease rentals	$74	63
Leasehold impairment	19	20
Dry holes	19	88
	$112	171

*Excludes our equity share of LUKOIL reported in the LUKOIL Investment segment.

	Three Months Ended March 31
	2006	2005
	Thousands of Barrels Daily
Operating Statistics
Crude oil produced
Alaska	283	309
Lower 48	64	62
United States	347	371
European North Sea	250	268
Asia Pacific	109	106
Canada	22	23
Middle East and Africa	49	54
Total consolidated	777	822
Equity affiliates*	126	120
	903	942

Natural gas liquids produced
Alaska	22	24
Lower 48	29	27
United States	51	51
European North Sea	15	14
Asia Pacific	20	17
Canada	9	10
Middle East and Africa	2	2
	97	94

	Millions of Cubic Feet Daily
Natural gas produced**
Alaska	163	185
Lower 48	1,264	1,169
United States	1,427	1,354
European North Sea	1,120	1,122
Asia Pacific	462	326
Canada	424	417
Middle East and Africa	121	76
Total consolidated	3,554	3,295
Equity affiliates*	11	5
	3,565	3,300
*	Excludes our equity share of LUKOIL reported in the LUKOIL Investment segment.
**	Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

	Thousands of Barrels Daily
Mining operations
Syncrude produced	16	14

The E&P segment explores for, produces and markets crude oil, natural gas, and natural gas liquids on a worldwide basis.  It also mines deposits of oil sands in Canada to extract the bitumen and upgrade it into a synthetic crude oil.  At March 31, 2006, our E&P operations were producing in the United States, Norway, the United Kingdom, Canada, Nigeria, Venezuela, offshore Timor Leste in the Timor Sea, Australia, China, Indonesia, the United Arab Emirates, Vietnam, and Russia.

Net income for the E&P segment increased 43 percent in the first quarter of 2006.  The increase primarily was due to higher crude oil and natural gas prices and, to a lesser extent, higher natural gas liquids prices.  In addition exploration expenses were lower in the first quarter of 2006, reflecting higher dry hole expenses incurred during the prior year.  Increases due to higher prices and lower exploration expenses were partially offset by gains on asset sales recognized in the prior year, as well as higher production and operating expenses and higher depreciation, depletion and amortization (DD&A) in the first quarter of 2006.  See the Business Environment and Executive Overview section for our view on the factors that helped support crude oil and natural gas prices during the first quarter of 2006.

U.S. E&P

Net income from our U.S. E&P operations increased 32 percent in the first quarter of 2006.  The increase was mainly the result of higher crude oil, natural gas and natural gas liquids prices, as well as higher exploration expenses incurred on exploratory activity in Alaska during the first quarter of 2005.  These items were partially offset by gains on asset sales recognized in the prior year, which resulted from the disposition of our interest in certain acreage positions in the Powder River Basin, as well as higher production taxes associated with higher prices and increased DD&A in the first quarter of 2006.

U.S. E&P production on a barrel-of-oil-equivalent (BOE) basis averaged 636,000 BOE per day in the first quarter of 2006, a decrease of 2 percent from 648,000 BOE per day in the first quarter of 2005.  The decrease reflects lower production in Alaska due to an unscheduled shutdown, partially offset by increased production from the Magnolia field in the Gulf of Mexico.

International E&P

Net income from our international E&P operations increased 53 percent in the first quarter of 2006.  The increase primarily was due to higher crude oil and natural gas prices and, to a lesser extent, higher natural gas liquids prices and volumes.  Higher prices were partially offset by increased maintenance due to a turnaround at our Syncrude operations in Canada, higher DD&A resulting from increased natural gas production from the Bayu-Undan field and commencement of operations at the Darwin LNG facility in Australia, which began producing in the first quarter of 2006, and a negative impact from foreign currency exchange rates.

International E&P production averaged 958,000 BOE per day in the first quarter of 2006, an increase of 2 percent from 938,000 BOE per day in the first quarter of 2005.  Production was favorably impacted in 2006 by the initiation of gas production from the Bayu-Undan field for processing at the Darwin LNG facility, and a production increase from Hamaca.  Production from Hamaca was higher in 2006 due to the startup of a heavy-oil upgrader facility in December 2004 with operations at this facility still ramping up during the first quarter of 2005.  These increases in production were partially offset by the impact of planned and unplanned maintenance, field production declines, and the impact of higher prices on production-sharing contracts in Indonesia.  Our Syncrude mining operations produced 16,000 barrels per day in the first quarter of 2006, compared with 14,000 barrels per day in the first quarter of 2005.

Midstream

	Three Months Ended March 31
	2006	2005
	Millions of Dollars

Net Income*	$110	385
*Includes DEFS-related net income:	$93	359

	Dollars Per Barrel
Average Sales Prices
U.S. natural gas liquids*
Consolidated	$37.64	31.95
Equity	37.29	30.61
*Prices are based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.

	Thousands of Barrels Daily
Operating Statistics
Natural gas liquids extracted*	207	192
Natural gas liquids fractionated**	152	213
*Includes our share of equity affiliates.
**Excludes DEFS.

The Midstream segment purchases raw natural gas from producers and gathers natural gas through an extensive network of pipeline gathering systems. The natural gas is then processed to extract natural gas liquids from the raw gas stream. The remaining “residue” gas is marketed to electrical utilities, industrial users, and gas marketing companies. Most of the natural gas liquids are fractionated—separated into individual components like ethane, butane and propane—and marketed as chemical feedstock, fuel, or blendstock. The Midstream segment consists of our 50 percent equity investment in Duke Energy Field Services, LLC (DEFS), as well as our other natural gas gathering and processing operations, and natural gas liquids fractionation and marketing businesses, primarily in the United States and Trinidad.

Net income from the Midstream segment decreased 71 percent in the first quarter of 2006. The decrease was primarily due to the gain from the sale of DEFS’ interest in TEPPCO Partners, L.P. included in our equity earnings from DEFS during the first quarter of 2005. Our net share of this gain was $306 million on an after-tax basis. This decrease was partially offset by the impact of higher natural gas liquids prices and an increased ownership interest in DEFS. In July 2005, our ownership interest in DEFS increased from 30.3 percent to 50 percent.

R&M

	Three Months Ended March 31
	2006	2005
	Millions of Dollars
Net Income
United States	$297	570
International	93	130
	$390	700

	Dollars Per Gallon
U.S. Average Sales Prices*
Automotive gasoline
Wholesale	$1.79	1.44
Retail	1.90	1.55
Distillates—wholesale	1.89	1.48
*Excludes excise taxes.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
United States
Crude oil capacity	2,208	2,173
Crude oil runs	1,840	1,957
Capacity utilization (percent)	83%	90
Refinery production	1,988	2,147
International
Crude oil capacity**	523	428
Crude oil runs	490	428
Capacity utilization (percent)	94%	100
Refinery production	500	443
Worldwide
Crude oil capacity**	2,731	2,601
Crude oil runs	2,330	2,385
Capacity utilization (percent)	85%	92
Refinery production	2,488	2,590
*Includes our share of equity affiliates, except for our share of LUKOIL, which is reported in the LUKOIL Investment segment.
**Weighted-average crude oil capacity for the period. Actual capacity at March 31, 2006, was 693,000 barrels per day for our international refineries, and 2,901,000 barrels per day worldwide.

Petroleum products sales volumes
United States
Automotive gasoline	1,258	1,302
Distillates	626	642
Aviation fuels	187	198
Other products	517	461
	2,588	2,603
International	549	495
	3,137	3,098

The R&M segment’s operations encompass refining crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels), buying and selling crude oil and petroleum products, and transporting, distributing and marketing petroleum products. R&M has operations in the United States, Europe and Asia Pacific.

Net income from the R&M segment decreased 44 percent in the first quarter of 2006, primarily due to reduced volumes associated with turnaround activity and unplanned downtime, lower international refining margins, and higher turnaround, maintenance and utility costs.

U.S. R&M

Net income from our U.S. R&M operations decreased 48 percent in the first quarter of 2006. The decrease was mainly the result of higher turnaround, maintenance and utility costs, reduced refinery volumes, and lower marketing margins. The phased startup of certain processing units at the Alliance refinery primarily resulted in the production of lower value intermediates, rather than higher value finished products, negatively impacting margins.

Our U.S. refining capacity utilization rate was 83 percent in the first quarter of 2006, mainly due to increased turnaround activity. Returning the Alliance refinery in Louisiana to normal operations following Hurricane Katrina was more complex and time-consuming than anticipated. By mid-April, Alliance had returned to normal operations. Unplanned downtime at the Lake Charles, Bayway, Trainer and Ferndale refineries also contributed to the lower capacity utilization. Planned turnarounds occurred at several facilities during the quarter as well.

International R&M

Net income from our international R&M operations decreased 28 percent in the first quarter of 2006. The decrease was primarily due to lower refining margins, partially offset by favorable foreign currency transaction impacts.

Our international refining capacity utilization rate was 94 percent in the first quarter of 2006, compared with 100 percent in the first quarter of 2005. The utilization rate was impacted by scheduled downtime at certain refineries and unscheduled downtime at the Humber refinery in the United Kingdom. Results for the first quarter of 2006 reflect one month of activity from the Wilhelmshaven refinery in Germany.

On February 28, 2006, we closed on the acquisition of the Wilhelmshaven refinery, located in Wilhelmshaven, Germany. The purchase included the refinery, a marine terminal, rail and truck loading facilities and a tank farm, as well as another entity that provides commercial and administrative support to the refinery. For our crude oil capacity and capacity utilization metrics, we utilize a “barrels-per-calendar-day” methodology, which includes allowances for maintenance turnarounds, regulatory constraints, crude oil quality and reliability. Applying this methodology to the Wilhelmshaven refinery results in a crude oil capacity of 260,000 barrels per day. This is approximately 95 percent of the refinery’s maximum demonstrated crude oil throughput rate of 275,000 barrels per day. The addition of the Wilhelmshaven refinery brings the crude oil capacity in our international refining operations to 693,000 barrels per day.

LUKOIL Investment

	Millions of Dollars
	Three Months Ended March 31
	2006	2005

Net Income	$249	110

Operating Statistics*
Net crude oil production (thousands of barrels daily)	306	190
Net natural gas production (millions of cubic feet daily)	98	67
Net refinery crude oil processed (thousands of barrels daily)	163	92
* Represents our net share of our estimate of LUKOIL’s production and processing.

This segment represents our investment in the ordinary shares of LUKOIL, an international, integrated oil and gas company headquartered in Russia, which we account for under the equity method. As of March 31, 2006, our ownership interest in LUKOIL was 17.1 percent. In addition to our estimate of our equity share of LUKOIL’s earnings, this segment reflects the amortization of the basis difference between our equity interest in the net assets of LUKOIL and the historical cost of our investment in LUKOIL, and also includes the costs associated with the employees seconded to LUKOIL.

The 126 percent increase in net income from the LUKOIL Investment segment resulted from higher estimated crude oil and petroleum products prices and an increase in our ownership percentage. These items were partially offset by higher estimated mineral extraction and crude oil export taxes.

Chemicals

	Millions of Dollars
	Three Months Ended March 31
	2006	2005

Net Income	$149	133

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

Net income from the Chemicals segment increased 12 percent in the first quarter of 2006, reflecting improved margins from olefins and polyolefins and the recognition of a payment commitment from insurers towards CPChem’s business interruption insurance claim attributable to losses sustained from Hurricane Rita in 2005. The increase was partially offset by lower benzene margins.

Emerging Businesses

	Millions of Dollars
	Three Months Ended March 31
	2006	2005
Net Income (Loss)
Technology solutions	$(12)	(2)
Gas-to-liquids	(4)	(7)
Power	31	2
Other	(7)	(1)
	$8	(8)

The Emerging Businesses segment includes the development of new businesses outside our traditional operations. These activities include gas-to-liquids (GTL) operations, power generation, technology solutions such as sulfur removal technologies, and emerging technologies, such as renewable fuels and emission management technologies.

The Emerging Businesses segment reported net income of $8 million in the first quarter of 2006, compared with a net loss of $8 million in the first quarter of 2005. The improvement primarily reflects improved margins from the Immingham power plant in the United Kingdom.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2006	2005
Net Loss
Net interest	$(77)	(101)
Corporate general and administrative expenses	(26)	(58)
Discontinued operations	—	(11)
Acquisition-related costs	(5)	—
Other	(60)	(25)
	$(168)	(195)

After-tax net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest decreased 24 percent in the first quarter of 2006, primarily due to a higher amount of interest being capitalized. In addition, a charge for early retirement of debt was incurred during the first quarter of 2005.

After-tax corporate general and administrative expenses decreased 55 percent in the first quarter of 2006, primarily due to reduced benefit-related expenses.

The category “Other” consists primarily of items not directly associated with the operating segments on a stand-alone basis, including certain foreign currency transaction gains and losses, and environmental costs associated with sites no longer in operation. Included in the lower results from Other in the first quarter of 2006 were unfavorable foreign currency impacts.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars
	At March 31 2006	At December 31 2005

Current ratio	.8	.9
Notes payable and long-term debt due within one year	$6,127	1,758
Total debt	$32,193	12,516
Minority interests	$1,237	1,209
Common stockholders’ equity	$72,193	52,731
Percent of total debt to capital*	30%	19
Percent of floating-rate debt to total debt	52%	9
* Capital includes total debt, minority interests and common stockholders’ equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, primarily cash generated from operating activities. During the first quarter of 2006, available cash was used to support our ongoing capital expenditures and investments program, pay dividends and fund a portion of our acquisition of Burlington Resources Inc. Total dividends paid on our common stock during the first quarter were $496 million. During the first quarter of 2006, cash and cash equivalents increased $794 million to $3 billion, inclusive of cash acquired with the Burlington Resources acquisition.

In addition to cash flows from operating activities, we also rely on our cash balance, commercial paper and credit facility programs, and our universal shelf registration statement, to support our short- and long-term liquidity requirements. We anticipate that these sources of liquidity will be adequate to meet our funding requirements through 2006, including our capital spending program and required debt payments.

On March 31, 2006, we closed on our $33.8 billion acquisition of Burlington Resources Inc. by issuing approximately 270.4 million shares of our common stock, 32.1 million of which were issued from treasury shares, and paying approximately $17.4 billion in cash, of which about $15.3 billion was financed with short- and long-term debt. See Significant Sources of Capital below, and Note 5—Acquisition of Burlington Resources Inc. and Note 13—Debt in the Notes to Consolidated Financial Statements, for additional information on the acquisition.

Significant Sources of Capital

Operating Activities

During the first quarter of 2006, cash from operating activities totaled $4,800 million, compared with cash from operations of $4,089 million in the corresponding period of 2005. Contributing to the 17 percent increase were higher income from continuing operations and a higher distribution of equity earnings.

•                  Income from continuing operations increased $368 million, compared with the same period of 2005, primarily as a result of higher crude oil, natural gas and natural gas liquid prices.

•                  Undistributed equity earnings decreased $738 million in the 2006 three-month period over the same period in 2005, primarily as a result of a distribution from our Hamaca and Petrozuata operations in the first quarter of 2006.

Our cash flows from operating activities, for both the short- and long-term, are highly dependent upon prices for crude oil, natural gas and natural gas liquids, as well as refining and marketing margins. During the first quarter of 2006 and 2005, we benefited from favorable crude oil and natural gas prices, as well as refining margins. The sustainability of these prices and margins are driven by market conditions over which we have no control. In addition, the level of our production volumes of crude oil, natural gas and natural gas liquids also impacts our cash flows. These production levels are impacted by such factors as acquisitions and dispositions of fields, field production decline rates, new technologies, operating efficiency, the addition of proved reserves through exploratory success, and the timely and cost-effective development of those proved reserves.

Commercial Paper and Credit Facilities

At March 31, 2006, we had two revolving credit facilities totaling $5 billion, which expire in October 2010. These facilities may be used as direct bank borrowings, as support for the ConocoPhillips $5 billion commercial paper program, as support for the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, or as support for issuances of letters of credit totaling up to $750 million. The facilities are broadly syndicated among financial institutions and do not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings. The credit agreements do contain a cross-default provision relating to our, or any of our consolidated subsidiaries’, failure to pay principal or interest on other debt obligations of $200 million or more. At March 31, 2006, and December 31, 2005, we had no outstanding borrowings under the credit facilities, but $312 million and $62 million, respectively, in letters of credit had been issued. Under both commercial paper programs, there was $375 million of commercial paper outstanding at March 31, 2006, compared with $32 million at December 31, 2005.

While the stability of our cash flows from operating activities benefits from geographic diversity and the effects of upstream and downstream integration, our operating cash flows remain exposed to the volatility of commodity crude oil and natural gas prices and refining and marketing margins, as well as periodic cash needs to finance tax payments and crude oil, natural gas and petroleum product purchases. At March 31, 2006, our primary funding source for short-term working capital needs was the ConocoPhillips $5 billion commercial paper program, a portion of which may be denominated in other currencies (limited to euro 3 billion equivalent). Commercial paper maturities are generally limited to 90 days.

Financing the Burlington Resources Inc. Acquisition

We completed our acquisition of Burlington Resources Inc. by issuing approximately 270.4 million of our common shares, 32.1 million of which were issued from treasury shares, and paying approximately $17.4 billion in cash. We acquired $3.2 billion in cash from Burlington Resources in the acquisition, resulting in a net cash acquisition amount of $14.2 billion. The cash payment was made through borrowings from two $7.5 billion bridge facilities, combined with $2.1 billion from cash balances and the issuance of $300 million in commercial paper. The bridge facilities are both 364-day loan facilities with pricing and terms similar to our existing revolving credit facilities. In our March 31, 2006, balance sheet, we classified approximately $12 billion of the bridge facilities as long-term debt, based on management’s intent to refinance a portion of the obligation on a long-term basis, and our ability to support this intent through financing arrangements entered into during April 2006.

In April 2006, we entered into and funded a $5 billion five-year term loan, closed a $2.5 billion five-year revolving credit agreement, increased the ConocoPhillips commercial paper program to $7.5 billion, and issued $3 billion of debt securities. The term loan and new credit agreement were executed with a group of 36 banks and have terms and pricing provisions similar to our existing revolving credit facilities. The proceeds from the term loan, debt securities and issuances of commercial paper, together with our cash balances, allowed us to reduce the balance outstanding under the $15 billion bridge facilities to $2 billion at April 30, 2006.

The $3 billion of debt securities were issued under a new shelf registration statement filed with the U.S. Securities and Exchange Commission in early April 2006 allowing for the issuance of various types of debt and equity securities. Of this issuance, $1 billion of Floating Rate Notes due April 11, 2007, were issued by ConocoPhillips, and $1.25 billion of Floating Rate Notes due April 9, 2009, and $750 million of 5.50% Notes due 2013 were issued by ConocoPhillips Australia Funding Company, a wholly owned subsidiary. ConocoPhillips guaranteed the obligations of ConocoPhillips Australia Funding Company.

Shelf Registration

In mid-April 2006, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission, under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Minority Interests

At March 31, 2006, we had outstanding $1,237 million of equity in less than wholly owned consolidated subsidiaries held by minority interest owners, including a minority interest of $507 million in Ashford Energy Capital S.A. The remaining minority interest amounts are primarily related to controlled-operating joint ventures with minority interest owners. The largest of these, $708 million, was related to the Bayu-Undan liquefied natural gas project in the Timor Sea and northern Australia.

Off-Balance Sheet Arrangements

Affiliated Companies

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

At March 31, 2006, Qatargas 3 had $259 million outstanding under all the loan facilities, $78 million of which was loaned by ConocoPhillips.

Capital Requirements

For information about the financing of the Burlington Resources Inc. acquisition or our capital expenditures and investments, see the “Significant Sources of Capital” section and the “Capital Spending” section, respectively.

Our balance sheet debt at March 31, 2006, was $32.2 billion and our debt-to-capital ratio was 30 percent, compared with a debt balance of $12.5 billion and a debt-to-capital ratio of 19 percent at year-end 2005. Both increases reflect debt issuances of approximately $15.3 billion during the first quarter of 2006 related to the acquisition of Burlington Resources Inc. In addition, we assumed $3.9 billion of Burlington Resources debt and recognized an incremental debt increase of $405 million to record Burlington Resources debt at its fair value. See Note 13—Debt, in the Notes to Consolidated Financial Statements, for additional information about these debt increases.

In April 2006, we gave notice to repay in May 2006, the $129 million 6.60% Notes due 2007 that we assumed from the Burlington Resources acquisition.

On February 4, August 11, and November 15, 2005, we announced separate stock repurchase programs, each of which provides for the purchase of up to $1 billion of the company’s common stock over a period of up to two years. Acquisitions for the share repurchase programs are made at management’s discretion at prevailing prices, subject to market conditions and other factors. Purchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock purchased under the programs are held as treasury shares. During the first quarter of 2006, we did not purchase any shares of our common stock under our share repurchase programs. During April 2006, we purchased 2.6 million shares at a cost of $175 million. Through April 30, 2006, under the three programs, we had purchased a total of 34.6 million shares, at a cost of $2.1 billion.

In December 2005, we entered into a credit agreement with Qatargas 3, whereby we will provide loan financing of approximately $1.2 billion for the construction of the facilities. This financing will represent 30 percent of the project’s total debt financing. Through March 31, 2006, we had provided $78 million in loan financing. See the “Off-Balance Sheet Arrangements” section for additional information on Qatargas 3.

In July 2004, we announced the finalization of our transaction with Freeport LNG Development, L.P. (Freeport LNG) to participate in a proposed LNG receiving terminal in Quintana, Texas. Construction began in early 2005. We do not have an ownership interest in the facility, but we do have a 50 percent interest in the general partnership managing the venture, along with contractual rights to regasification capacity of the terminal. We entered into a credit agreement with Freeport LNG, whereby we will provide loan financing of approximately $630 million for the construction of the facility. Through March 31, 2006, we had provided $283 million in loan financing, including accrued interest.

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

Based on preliminary budget estimates from the operator, we expect our total loan obligation for the terminal expansion to be approximately $340 million at current exchange rates. This amount will be adjusted as the design is finalized and the expansion project proceeds. Through March 31, 2006, we had provided $76 million in loan financing.

We account for our loans to Qatargas 3, Freeport LNG and Varandey Terminal Company as financial assets in the “Investments and long-term receivables” line on the balance sheet.

In February 2006, we announced a quarterly dividend of 36 cents per share, representing a 16 percent increase over the previous quarter’s dividend of 31 cents per share. The dividend was paid March 1, 2006, to stockholders of record at the close of business February 21, 2006.

Capital Spending

Capital Expenditures and Investments

	Millions of Dollars
	Three Months Ended March 31
	2006	2005
E&P
United States—Alaska	$233	180
United States—Lower 48	186	142
International	1,787	884
	2,206	1,206
Midstream	1	1
R&M
United States	424	247
International	1,211	28
	1,635	275
LUKOIL Investment	612	324
Chemicals	—	—
Emerging Businesses	12	(4)
Corporate and Other	48	20
	$4,514	1,822
United States	$902	589
International	3,612	1,233
	$4,514	1,822

E&P

UNITED STATES

Alaska

During the first quarter of 2006, we continued development drilling in the Greater Kuparuk Area, the Greater Prudhoe Area, the Alpine field and the West Sak development. We continued work on the construction of Alpine’s first satellite fields, Nanuq and Fiord, the startup of which is expected in the fourth quarter of 2006. In addition, expenditures were made to complete the construction of our fifth and final Endeavour Class tanker, as well as exploration activities.

Also during the first quarter, we and our co-venturers in the Trans-Alaska Pipeline System continued a project, which began in 2004, to upgrade the pipeline’s pump stations. A phased startup of the project is expected to take place in the fourth quarter of 2006 with completion in 2007.

Lower 48 States

In the Lower 48, capital expenditures during the first quarter of 2006 focused on the continued development of the Ursa, Magnolia and K2 fields in the deepwater of the Gulf of Mexico. Onshore capital was expended on developing natural gas reserves within core areas, including the San Juan Basin of New Mexico, the Lobo Trend of South Texas and the Permian Basin.

CANADA

During the first three months of 2006, we continued with the development of our Surmont heavy-oil project and the development of the Syncrude Stage III expansion-mining project in the Canadian province of Alberta, where the upgrader expansion portion of the project is expected to be fully operational in mid-2006. In addition, capital expenditures were also focused on development of our conventional oil and gas reserves in Western Canada and progressing the Mackenzie Delta gas project.

VENEZUELA

In the Gulf of Paria, development drilling is expected to begin in the second quarter of 2006. A floating production, storage and offloading vessel (FPSO) is due to arrive and completion of pipelines and FPSO mooring is expected in the third quarter of 2006.

NORTHWEST EUROPE

In the U.K. and Norwegian sectors of the North Sea, funds were invested during the first quarter of 2006 for development of the Britannia satellite fields, Callanish and Brodgar, where production is expected in 2007; the Ekofisk Area growth project, where production began in October 2005; and the Alvheim project, where production is scheduled to begin in 2007.

AFRICA

In late-December 2005, we announced, in conjunction with our co-venturers, an agreement with the Libyan National Oil Corporation on the terms under which we would return to our former crude oil and natural gas production operations in the Waha concessions in Libya. The terms include a 25-year extension of the concessions to 2031-2034; a payment to the Libyan National Oil Corporation of $1.3 billion ($520 million net to ConocoPhillips) for the acquisition of an ownership interest in, and extension of, the concessions; and a contribution to unamortized investments made since 1986 of $530 million ($212 million net to ConocoPhillips) that were agreed to be paid as part of the 1986 standstill agreement to hold the assets in escrow for the U.S.-based co-venturers. Of the total amount to be paid by ConocoPhillips, $520 million was paid in January 2006, and the remaining $212 million is expected to be paid in December 2006.

RUSSIA AND CASPIAN SEA

Russia

In June 2005, we invested funds of $512 million to acquire a 30 percent economic interest and a 50 percent voting interest in OOO Naryanmarneftegaz (NMNG), a joint venture with LUKOIL to explore for and develop oil and gas resources in the northern part of Russia’s Timan-Pechora province. The June acquisition price was based on preliminary estimates of capital expenditures and working capital. The purchase price was finalized in the first quarter of 2006 resulting in an additional $16 million payment primarily related to working capital. We are working with LUKOIL to develop the Yuzhno Khylchuyu (YK) field with a target of starting up the field in late 2007.

Caspian Sea

In the first three months of 2006, we continued to participate in construction activities to develop the Kashagan field on the Kazakhstan shelf in the North Caspian Sea. We have a 9.26 percent interest in the North Caspian Production Sharing Agreement, which includes the Kashagan field.

ASIA PACIFIC

Timor Sea

In the Timor Sea, we continued with the development of the Bayu-Undan gas project. During the first quarter of 2006, most construction work was concluded while commissioning activities have been ongoing. The first liquefied natural gas (LNG) cargo from the newly constructed Darwin LNG facility was loaded and delivered to customers in Japan in February 2006.

Indonesia

During the first quarter of 2006, we continued to invest funds on the development of the Belanak, Kerisi and Hiu fields in the South Natuna Sea Block B. Also in Block B, we began development of the North Belut field with completion expected in 2009. In South Sumatra, we continued with the development of the Suban Phase II project, which is an expansion of the existing Suban gas plant.

China

Work continued on the development of Phase II of the Peng Lai 19-3 oil field, as well as concurrent development of the nearby Peng Lai 25-6 field in 2006. The development of Peng Lai 19-3 and Peng Lai 25-6 will include multiple wellhead platforms and a larger floating production, storage and offloading facility.

R&M

In the United States, we continued to expend funds related to clean fuels, safety and environmental projects during the first quarter of 2006.

Internationally, in February 2006, we announced the completion of the purchase of the Wilhelmshaven refinery in Wilhelmshaven, Germany. The purchase includes the 260,000-barrel-per-day refinery, a marine terminal, rail and truck loading facilities and a tank farm, as well as another entity, which provides commercial and administrative support to the refinery. The acquisition of the Wilhelmshaven refinery increases our overall European refining capacity by 69 percent, from 375,000 barrels per day to 635,000 barrels per day.

In addition, we continued to invest in our on-going refining and marketing operations outside the United States. The focus remained on upgrading and increasing profitability of our existing assets.

LUKOIL Investment

During the first quarter of 2006, we increased our ownership interest in LUKOIL to 17.1 percent at March 31, 2006, from 16.1 percent at December 31, 2005. Purchases of LUKOIL shares continued into the second quarter of 2006.

2006 Capital Budget

Our capital expenditures and investments budget for 2006 has been increased to $16.7 billion. This amount now includes the capital program for Burlington Resources for the remainder of the year and the estimated investment necessary to bring our ownership in LUKOIL to 20 percent.

Contingencies

Legal and Tax Matters

We accrue for contingencies when a loss is probable and amounts can be reasonably estimated. Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our financial statements.

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

We, from time to time, receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2005, we reported we had been notified of potential liability under CERCLA and comparable state laws at 66 sites around the United States. At March 31, 2006, we had resolved four of these sites and had received one new notice of potential liability, leaving 63 unresolved sites for which we have been notified of potential liability.

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

Many of these liabilities result from CERCLA, RCRA and similar state laws that require us to undertake certain investigative and remedial activities at sites where we conduct, or once conducted, operations or at sites where ConocoPhillips-generated waste was disposed. The accrual also includes a number of sites we have identified that may require environmental remediation, but which are not currently the subject of CERCLA, RCRA or state enforcement activities. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the future, we may incur significant costs under both CERCLA and RCRA. Considerable uncertainty exists with respect to these costs, and under adverse changes in circumstances, potential liability may exceed amounts accrued as of March 31, 2006.

Remediation activities vary substantially in duration and cost from site to site, depending on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, and the presence or absence of potentially liable third parties. Therefore, it is difficult to develop reasonable estimates of future site remediation costs.

At March 31, 2006, our balance sheet included a total environmental accrual of $1,009 million, compared with $989 million at December 31, 2005. We expect to incur a substantial majority of these expenditures within the next 30 years.

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

NEW ACCOUNTING STANDARDS

At the September 2005 meeting, the EITF reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” which addresses accounting issues that arise when one company both sells inventory to and buys inventory from another company in the same line of business. We adopted Issue No. 04-13 effective April 1, 2006. For additional information, see the Revenue Recognition section of Note 2—Accounting Policies, in the Notes to Consolidated Financial Statements.

OUTLOOK

In April 2006, we began recording our share of production from the Waha concession in Libya and anticipate substantially recovering our underlift position by year-end.

In October 2005, we announced an agreement in principle with the administration of the state of Alaska on the base fiscal contract terms for an Alaskan natural gas pipeline project. In early 2006, the governor of Alaska announced his administration had an agreement in principle with all the co-venturers in the project. Once the final form of the agreement is reached among all the parties, which is expected later this year, it will be subject to approval by the Alaska State Legislature before it can be executed. Additional agreements to enable the gas to be transported through Canada will also be required.

In February 2006, the governor of Alaska announced proposed legislation to change the state’s oil and gas production tax structure. The proposed structure would be based on a percentage of revenues less certain expenditures, and include certain incentives to encourage new investment. If approved by the legislature, the new tax structure would most likely go into effect sometime in 2006. If enacted, we would anticipate an increase in our production taxes in Alaska, based on an initial assessment of the proposed legislation.

On March 2, 2006, BP Exploration Alaska, Inc., operator of the Prudhoe Bay Unit in Alaska, discovered that crude oil had leaked from a 34-inch crude oil pipeline at the Prudhoe Bay field. The pipeline carries crude oil for delivery to the Trans-Alaska Pipeline System. Cleanup work is ongoing and is expected to be completed in mid-May 2006. A bypass has been installed that will allow up to at least two-thirds of the lost transportation capacity to be replaced by a nearby 24-inch line until all repairs are completed and full throughput is restored in the 34-inch line. We estimate the curtailed pipeline capacities will reduce our average 2006 net production by approximately 4,100 barrels per day.

In the United Kingdom, with effect from January 1, 2006, legislation is pending to increase the rate of supplementary corporation tax applicable to U.K. upstream activity from 10 percent to 20 percent. This would result in the overall U.K. upstream corporation tax rate increasing from 40 percent to 50 percent. The earnings impact of these changes will be reflected in our financial statements when the legislation is enacted, which could occur in the third quarter of 2006. Upon enactment, we expect to record a charge for the revaluing of the December 31, 2005, deferred tax liability, as well as an adjustment to our tax expense to reflect the new rate from January 1, 2006, through the date of enactment. We are currently evaluating the full financial impact of this proposed legislation on our financial statements.

Based on public comments by Venezuelan government officials, Venezuelan legislation could be enacted that would increase the income tax rate on foreign companies operating in the Orinoco Oil Belt from 34 percent to 50 percent. We continue to work closely with the Venezuelan government on any potential impacts to our heavy-oil projects in Venezuela.

In Canada, the Alberta government announced the Alberta corporate income tax rate will be reduced from 11.5 percent to 10 percent. The earnings impact of these changes will be reflected in our financial statements when the legislation is enacted, which is expected to occur in the fourth quarter of 2006. We are currently evaluating the full financial impact of this proposed legislation on our financial statements.

The China Ministry of Finance released a notice of a “Special Levy on Earnings from Petroleum Enterprises” on March 26, 2006. The special levy, which is based on the realized selling price of crude oil, starts at a rate of 20 percent of the excess price when crude oil prices exceed $40 per barrel, and increases 5 percent for every corresponding $5 per barrel increase in the realized price. Once the realized price reaches $60 per barrel, a maximum levy rate of 40 percent will be applied. We are currently evaluating the full financial impact of this special levy on our financial statements.

In R&M, we expect our average refinery crude oil utilization rate for the second quarter of 2006 to be in the mid-90-percent range.

In April 2006, we announced the commencement of an asset rationalization process to evaluate our asset base to identify those assets that may no longer fit into our strategic plans or those that could bring more value by being monetized in the near term.  We expect this rationalization process to result in proceeds from asset dispositions of up to $3 billion.  The identification of the specific assets to be sold should take place in the coming months, with asset dispositions anticipated to take place over the next 18 months.  Assets throughout our businesses are being evaluated.  Due to the uncertain nature of which particular assets will be targeted for disposition, no assets have met the "held for sale" criteria of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

•                  Our ability to successfully integrate the operations of Burlington Resources into our own operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2006, does not differ materially from that discussed under Item 7A of ConocoPhillips’ Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2006, with the participation of our management, our Chairman, President and Chief Executive Officer and our Executive Vice President, Finance, and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of ConocoPhillips’ disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President,

Finance, and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2006.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On March 31, 2006, we completed the $33.8 billion acquisition of Burlington Resources Inc. We continue to integrate Burlington Resources’ historical internal controls over financial reporting with our own internal controls over financial reporting. This integration may lead to our making changes in our or Burlington Resources’ historical internal controls over financial reporting in future fiscal periods.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period.  The following proceedings include those matters that arose during the first quarter of 2006 and any material developments with respect to those matters previously reported in ConocoPhillips’ 2005 Form 10-K.  While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position.  Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s regulations.

On March 28, 2006, the Texas Commission on Environmental Quality (TCEQ) issued a revised draft agreed order relating to alleged air quality and solid waste violations at our Borger refinery. The order addresses several categories of air quality violations including emission events, violation of permit conditions, and failure to pay emission fees, and a single solid waste violation for improper classification and disposal of waste. The order proposes a penalty of $160,406. We are currently evaluating the proposed order and anticipate working with TCEQ to resolve the matter.

On December 16, 2005, our Bayway refinery experienced a hydrocarbon spill to the Rahway River and Arthur Kill. As a result of this spill, we received a draft Order on Consent (Order) from the state of New York, and are also negotiating similar settlements with the state of New Jersey and the federal government. The New York Order proposes a civil penalty of $50,000 in addition to a supplemental environmental project anticipated to be valued at approximately $50,000. We are currently working with all jurisdictions toward a final resolution of this matter.

On November 22, 2005, the Bay Area Air Quality Management District (BAAQMD) entered into a compliance and enforcement agreement with our Rodeo facility located in the San Francisco area to coordinate enforcement of BAAQMD leak detection and repair (LDAR) requirements with the federal program as provided in the ConocoPhillips Consent Decree with the United States Environmental Protection Agency (U.S. District Court for the Southern District of Texas, Civil Action No. H-05-0258). The Consent Decree required, among other things, that the Rodeo facility perform certain third-party audits of the LDAR program to identify noncompliance. The BAAQMD agreed to a schedule of penalties for noncompliance found during LDAR audits. In the first quarter of 2006, the Rodeo facility performed certain LDAR audits, and found certain noncompliance items. BAAQMD has proposed a $100,000 civil penalty to resolve this noncompliance. We anticipate working with BAAQMD toward a resolution of this matter.

On December 17, 2002, the U.S. Department of Justice (DOJ) notified ConocoPhillips of various alleged violations of the National Pollutant Discharge Elimination System permit for the Sweeny refinery.  DOJ asserts that these alleged violations occurred at various times during the period from January 1997 through July 2002.  A consent decree was lodged with the U.S. District Court for the Southern District of Texas, Houston Division on October 4, 2004, proposing a civil penalty of $610,000 and a Supplemental Environmental Project (SEP) valued at approximately $90,000.  Under the SEP, ConocoPhillips donated approximately 128 acres of land it owned near the Sweeny refinery to the U.S. Fish and Wildlife Service for inclusion in the San Bernard National Wildlife Refuge.  The consent decree was entered by the court, all penalties were paid, and the land donation SEP has been successfully completed.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2006	7,670	$64.88	—	$1,076
February 1-28, 2006	11,597	63.00	—	1,076
March 1-31, 2006	2,753	61.90	—	1,076
Total	22,020	$63.52

*                 Includes the repurchase of common shares from company employees in connection with the company’s broad-based employee incentive plans.

**          On February 4, 2005, we announced a stock repurchase program that provided for the repurchase of up to $1 billion of the company’s common stock over a period of up to two years, which was completed in August 2005. A second repurchase program that provides for the repurchase of up to $1 billion of the company’s common stock over a period of up to two years was announced on August 11, 2005. A third repurchase program that provides for the repurchase of up to $1 billion of the company’s common stock over a period of up to two years was announced on November 15, 2005. Acquisitions for the share repurchase programs are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plans are held as treasury shares.

Item 6. EXHIBITS

Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

99	Unaudited Pro Forma Combined Statement of Income for the three months ended March 31, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Rand C. Berney
Rand C. Berney Vice President and Controller (Chief Accounting and Duly Authorized Officer)

May 4, 2006