Form 10-Q
period 2006-06-30
CONOCOPHILLIPS
filed 2006-08-03
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The registrant had 1,647,803,761 shares of common stock, $.01 par value, outstanding at June 30, 2006.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenues and Other Income
Sales and other operating revenues(1)	$47,149	41,808	94,055	79,439
Equity in earnings of affiliates	1,164	701	2,124	1,754
Other income	163	105	224	339
Total Revenues and Other Income	48,476	42,614	96,403	81,532

Costs and Expenses
Purchased crude oil, natural gas and products	29,448	28,523	62,903	54,095
Production and operating expenses	2,694	2,147	4,909	4,099
Selling, general and administrative expenses	610	539	1,176	1,078
Exploration expenses	134	121	246	292
Depreciation, depletion and amortization	1,965	985	3,145	2,026
Property impairments	50	9	50	31
Taxes other than income taxes(1)	4,421	4,664	8,808	9,152
Accretion on discounted liabilities	73	41	133	89
Interest and debt expense	360	127	475	265
Foreign currency transaction losses	18	21	40	18
Minority interests	21	5	39	15
Total Costs and Expenses	39,794	37,182	81,924	71,160
Income from continuing operations before income taxes	8,682	5,432	14,479	10,372
Provision for income taxes	3,496	2,301	6,002	4,318
Income From Continuing Operations	5,186	3,131	8,477	6,054
Income (loss) from discontinued operations	—	7	—	(4)
Net Income	$5,186	3,138	8,477	6,050

Income Per Share of Common Stock(dollars)
Basic
Continuing operations	$3.13	2.24	5.58	4.33
Discontinued operations	—	.01	—	—
Net Income	$3.13	2.25	5.58	4.33

Diluted
Continuing operations	$3.09	2.21	5.49	4.26
Discontinued operations	—	—	—	—
Net Income	$3.09	2.21	5.49	4.26

Dividends Paid Per Share of Common Stock(dollars)	$.36	.31	.72	.56

Average Common Shares Outstanding(in thousands)
Basic	1,654,758	1,396,724	1,519,593	1,397,305
Diluted	1,678,445	1,419,288	1,542,752	1,420,022
(1) Includes excise taxes on petroleum products sales:	$3,922	4,338	7,912	8,493

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	June 30	December 31
	2006	2005
Assets
Cash and cash equivalents	$654	2,214
Accounts and notes receivable (net of allowance of $77 million in 2006 and $72 million in 2005)	11,802	11,168
Accounts and notes receivable—related parties	741	772
Inventories	6,435	3,724
Prepaid expenses and other current assets	2,106	1,734
Total Current Assets	21,738	19,612
Investments and long-term receivables	18,326	15,726
Net properties, plants and equipment	87,920	54,669
Goodwill	32,120	15,323
Intangibles	1,175	1,116
Other assets	638	553
Total Assets	$161,917	106,999

Liabilities
Accounts payable	$13,839	11,732
Accounts payable—related parties	678	535
Notes payable and long-term debt due within one year	4,571	1,758
Accrued income and other taxes	4,838	3,516
Employee benefit obligations	1,123	1,212
Other accruals	1,971	2,606
Total Current Liabilities	27,020	21,359
Long-term debt	24,939	10,758
Asset retirement obligations and accrued environmental costs	5,728	4,591
Deferred income taxes	20,423	11,439
Employee benefit obligations	2,539	2,463
Other liabilities and deferred credits	2,645	2,449
Total Liabilities	83,294	53,059

Minority Interests	1,246	1,209

Common Stockholders’ Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2006—1,700,337,510 shares; 2005—1,455,861,340 shares)
Par value	17	14
Capital in excess of par	41,597	26,754
Grantor trusts (at cost: 2006—45,876,265 shares; 2005—45,932,093 shares)	(815)	(778)
Treasury stock (at cost: 2006—6,657,484 shares; 2005—32,080,000 shares)	(425)	(1,924)
Accumulated other comprehensive income	1,759	814
Unearned employee compensation	(158)	(167)
Retained earnings	35,402	28,018
Total Common Stockholders’ Equity	77,377	52,731
Total	$161,917	106,999

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Six Months Ended June 30
	2006	2005
Cash Flows From Operating Activities
Income from continuing operations	$8,477	6,054
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
Non-working capital adjustments
Depreciation, depletion and amortization	3,145	2,026
Property impairments	50	31
Dry hole costs and leasehold impairments	85	156
Accretion on discounted liabilities	133	89
Deferred taxes	(222)	492
Undistributed equity earnings	(754)	(1,219)
Gain on asset dispositions	(56)	(242)
Other	(14)	(191)
Working capital adjustments
Decrease in aggregate balance of accounts receivable sold	—	(480)
Decrease in other accounts and notes receivable	790	221
Increase in inventories	(2,167)	(1,280)
Increase in prepaid expenses and other current assets	(436)	(176)
Increase in accounts payable	564	1,509
Increase (decrease) in taxes and other accruals	49	(130)
Net cash provided by continuing operations	9,644	6,860
Net cash used in discontinued operations	—	(3)
Net Cash Provided by Operating Activities	9,644	6,857

Cash Flows From Investing Activities
Acquisition of Burlington Resources Inc.*	(14,284)	—
Capital expenditures and investments, including dry hole costs*	(7,916)	(4,947)
Proceeds from asset dispositions	73	308
Long-term advances/loans to affiliates and other	(376)	(119)
Collection of advances/loans to affiliates and other	110	148
Net cash used in continuing operations	(22,393)	(4,610)
Net cash used in discontinued operations	—	—
Net Cash Used in Investing Activities	(22,393)	(4,610)

Cash Flows From Financing Activities
Issuance of debt	15,874	333
Repayment of debt	(3,306)	(1,332)
Issuance of company common stock	104	263
Repurchase of company common stock	(425)	(576)
Dividends paid on company common stock	(1,091)	(780)
Other	(47)	97
Net cash provided by (used in) continuing operations	11,109	(1,995)
Net Cash Provided by (Used in) Financing Activities	11,109	(1,995)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	80	(98)

Net Change in Cash and Cash Equivalents	(1,560)	154
Cash and cash equivalents at beginning of period	2,214	1,387
Cash and Cash Equivalents at End of Period	$654	1,541
*Net of cash acquired.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

Note 1—Interim Financial Information

The interim-period financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position of ConocoPhillips and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature. The acquisition of Burlington Resources Inc. was reflected in our balance sheet beginning at March 31, 2006, and was reflected in our results of operations beginning in the second quarter of 2006.

To enhance your understanding of these interim financial statements, see the consolidated financial statements and notes included in our 2005 Annual Report on Form 10-K.

Note 2—Accounting Policies

Revenue Recognition—Revenues associated with sales of crude oil, natural gas, natural gas liquids, petroleum and chemical products, and other items are recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery of goods occurs, either immediately or within a fixed delivery schedule that is reasonable and customary in the industry. Prior to April 1, 2006, revenues included the sales portion of transactions commonly called buy/sell contracts, in which physical commodity purchases and sales were simultaneously contracted with the same counterparty to either obtain a different quality or grade of refinery feedstock supply, reposition a commodity (for example, where we entered into a contract with a counterparty to sell refined products or natural gas volumes at one location and purchase similar volumes at another location closer to our wholesale customer), or both.

Effective April 1, 2006, we implemented Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” Issue No. 04-13 requires purchases and sales of inventory with the same counterparty, entered into “in contemplation” of one another, be combined and reported net (i.e., on the same income statement line). Exceptions to this are exchanges of finished goods for raw materials or work-in-progress within the same line of business, which are only reported net if the transaction lacks economic substance. The implementation of Issue No. 04-13 did not have a material impact on income from continuing operations or net income.

The table below shows the actual three months ended June 30, 2006, sales and other operating revenues, and purchased crude oil, natural gas and products under this new guidance, and the respective pro forma amounts included in this report had this new guidance been effective for all the periods prior to April 1, 2006.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	Actual	Pro Forma	Pro Forma
	2006	2005	2006	2005

Sales and other operating revenues	$47,149	36,141	87,398	68,424
Purchased crude oil, natural gas and products	29,448	22,856	56,246	43,080

Revenues from the production of significant natural gas and crude oil properties, in which we have an interest with other producers, are recognized based on the actual volumes we sold during the period. Any differences between volumes sold and entitlement volumes, based on our net working interest, which are deemed to be non-recoverable through remaining production, are recognized as accounts receivable or accounts payable, as appropriate. Cumulative differences between volumes sold and entitlement volumes are generally not significant. Revenues associated with royalty fees from licensed technology are recorded based either upon volumes produced by the licensee or upon the successful completion of all substantive performance requirements related to the installation of licensed technology.

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

	Millions of Dollars
	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income, as reported	$3,138	6,050
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	29	68
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(30)	(69)
Pro forma net income	$3,137	6,049

Earnings per share:
Basic—as reported	$2.25	4.33
Basic—pro forma	2.25	4.33
Diluted—as reported	2.21	4.26
Diluted—pro forma	2.21	4.26

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). For information about our adoption of this new accounting standard, see Note 3—Changes in Accounting Principles.

Note 3—Changes in Accounting Principles

At its September 2005 meeting, the EITF reached a consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” which requires purchases and sales of inventory with the same counterparty, entered into “in contemplation” of one another, be combined and reported net. We adopted Issue No. 04-13 effective April 1, 2006. For additional information, see the Revenue Recognition section of Note 2—Accounting Policies.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), which supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and replaces SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123(R), which was effective January 1, 2006, prescribes the accounting for a wide range of share-based compensation arrangements, including options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and generally requires the fair value of share-based awards to be expensed. We adopted SFAS No. 123(R) on January 1, 2006, using the modified-prospective transition method provided under the Statement.

SFAS No. 123(R) permits the use of either the accelerated method or the straight-line method of recognizing expense for share-based awards subject to graded vesting (i.e., when portions of the award vest at different dates throughout the vesting period). In the past, we have used the accelerated recognition method for these awards, but concurrent with our adoption of SFAS No. 123(R), we elected to use the straight-line recognition method to account for new awards granted with graded vesting provisions.

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

For stock-based compensation awards granted after December 31, 2005, our adoption of SFAS No. 123(R) requires us to recognize expense over the shorter of the service period (i.e., the stated period of time required to earn the award), or the period beginning at the start of the service period and ending when an employee first becomes eligible for retirement. This change in recognition method will shorten the period over which we recognize expense for most of our stock-based awards granted to employees who are already age 55 or older.

During the first six months of 2006, the company granted 3,124,670 restricted stock units, with an average fair value of $58.47 per unit, under the 2004 Omnibus Stock and Performance Incentive Plan and lifted restrictions on 157,517 restricted stock units.

Also during the first six months of 2006, the company granted 1,737,864 stock options, primarily under the 2004 Omnibus Stock and Performance Incentive Plan, with a weighted-average exercise price of $59.09 and a weighted-average fair value of $16.09 per option. The fair values were calculated using the Black-Scholes-Merton option-pricing model, with the following weighted-average assumptions:  a risk-free interest rate of 4.62 percent, an expected dividend yield of 2.50 percent, a volatility factor of 26.1 percent and an expected life of 7.19 years. None of these stock options were exercisable as of June 30, 2006.

In addition to the above stock option activity, on March 31, 2006, in exchange for outstanding Burlington Resources Inc. stock options, the company granted approximately 3.6 million vested stock options, with an average exercise price of $23.40 per share, and approximately 1.3 million non-vested stock options, with an average exercise price of $62.99 per share. The aggregate fair value of these options, as calculated with the Black-Scholes-Merton option-pricing model, was approximately $164 million.

During the first six months of 2006, 4,587,518 stock options were exercised with an average exercise price of $24.13 per option, and 6,541,497 options became eligible for exercise.

Due in part to our having fully adopted the fair-value accounting method prescribed by SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123(R) did not have a material impact on our 2006 financial statements, nor do we expect it to have a material impact on our future financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  This Statement clarifies that items such as abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted this Statement effective January 1, 2006. The adoption did not have a material impact on our financial statements.

Note 4—Acquisition of Burlington Resources Inc.

On March 31, 2006, we completed the $33.9 billion acquisition of Burlington Resources Inc., an independent exploration and production company that held a substantial position in North American natural gas proved reserves, production and exploratory acreage. We issued approximately 270.4 million shares of our common stock and paid approximately $17.5 billion in cash. We acquired $3.2 billion in cash and assumed $4.3 billion of debt from Burlington Resources in the acquisition. Results of operations attributable to Burlington Resources were included in our consolidated income statement beginning in the second quarter of 2006.

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

The $33.9 billion purchase price was based on Burlington Resources shareholders receiving $46.50 in cash and 0.7214 shares of ConocoPhillips common stock for each Burlington Resources share owned. ConocoPhillips issued approximately 270.4 million shares of common stock and approximately 3.6 million vested employee stock options in exchange for 374.8 million shares of Burlington Resources common stock and 2.5 million Burlington Resources vested stock options. The ConocoPhillips common stock was valued at $59.85 per share, which was the weighted-average price of ConocoPhillips common stock for a five-day period beginning two available trading days before the public announcement of the transaction on the evening of December 12, 2005. The Burlington Resources vested stock options, whose fair value was determined using the Black-Scholes-Merton option-pricing model, were exchanged for ConocoPhillips stock options valued at $146 million. Estimated transaction-related costs were $56 million.

Also included in the acquisition was the replacement of 0.9 million non-vested Burlington Resources stock options and 0.4 million shares of non-vested restricted stock with 1.3 million non-vested ConocoPhillips stock options and 0.5 million non-vested ConocoPhillips restricted stock. In addition, 1.2 million Burlington Resources shares of common stock held by a consolidated grantor trust, related to a deferred compensation plan, were converted into 0.9 million ConocoPhillips common shares and were recorded as a reduction of common stockholders’ equity.

The preliminary allocation of the purchase price to specific assets and liabilities was based, in part, upon a preliminary outside appraisal of the fair value of Burlington Resources assets. Over the next few months, we expect to receive the final outside appraisal of the long-lived assets and conclude the fair value determination of all other Burlington Resources assets and liabilities. The following table summarizes, based on the preliminary purchase price allocation described above, the fair values of the assets acquired and liabilities assumed as of March 31, 2006:

Millions of Dollars

Cash and cash equivalents	$3,238
Accounts and notes receivable	1,375
Inventories	242
Prepaid expenses and other current assets	106
Investments and long-term receivables	237
Properties, plants and equipment	28,493
Goodwill	16,663
Intangibles	68
Other assets	79
Total Assets	$50,501

Accounts payable	$1,361
Notes payable and long-term debt due within one year	1,009
Accrued income and other taxes	940
Employee benefit obligations—current	199
Other accruals	171
Long-term debt	3,330
Asset retirement obligations	885
Accrued environmental costs	19
Deferred income taxes	7,978
Employee benefit obligations	334
Other liabilities and deferred credits	411
Common stockholders’ equity	33,864
Total Liabilities and Equity	$50,501

We assigned all of the Burlington Resources goodwill to the Worldwide Exploration and Production reporting unit. Of the $16,663 million of goodwill, $8,255 million relates to net deferred tax liabilities arising from differences between the allocated financial bases and deductible tax bases of the acquired assets. None of the goodwill is deductible for tax purposes.

Goodwill recorded in the acquisition is not subject to amortization, but will be tested periodically for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”

The following table presents actual results for the three-month period ended June 30, 2006, and the respective pro forma information as if the acquisition had occurred at the beginning of each year presented.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	Actual	Pro Forma	Pro Forma
	2006	2005	2006	2005

Sales and other operating revenues	$47,149	43,337	95,960	82,351
Income from continuing operations	5,186	3,320	8,920	6,368
Net income	5,186	3,327	8,920	6,364
Income from continuing operations per share of common stock
Basic	3.13	1.99	5.39	3.82
Diluted	3.09	1.96	5.31	3.76
Net income per share of common stock
Basic	3.13	2.00	5.39	3.82
Diluted	3.09	1.97	5.31	3.76

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

Note 5—Restructuring

As a result of the acquisition of Burlington Resources Inc., we implemented a restructuring program in March 2006 to capture the synergies of combining the two companies. Under this program, which is expected to be completed by the end of March 2008, we recorded accruals totaling $174 million for employee severance payments, site closings, incremental pension benefit costs associated with the workforce reductions, and employee relocations. Approximately 500 positions have been identified for elimination, most of which are in the United States. Of the total accrual, $169 million is reflected in the Burlington Resources purchase price allocation as an assumed liability, and $5 million ($3 million after-tax) related to ConocoPhillips is reflected in selling, general and administrative expenses. Included in the total accruals of $174 million is $12 million related to pension benefits to be paid in conjunction with other retirement benefits over a number of future years. Benefit payments of $71 million related to the non-pension accrual of $162 million were made through June 2006, resulting in an ending liability balance of $91 million. Of this amount, $54 million is expected to be extinguished within one year.

Note 6—Variable Interest Entities (VIEs)

In June 2006, ConocoPhillips acquired a 24 percent interest in West2East Pipeline LLC, a company holding direct interest in Rockies Express Pipeline LLC. Rockies Express plans to construct a 1,633-mile natural gas pipeline from the Cheyenne Hub in Weld County, Colorado, to the Clarington Hub in eastern Ohio. We determined Rockies Express is a VIE because a third party other than ConocoPhillips and our partners holds a significant voting interest in the company until project completion. We currently participate in the management committee of Rockies Express as a non-voting member. We determined we were not the primary beneficiary of Rockies Express. We use the equity method of accounting for our investment in West2East Pipeline. At June 30, 2006, we had made no capital investment in West2East Pipeline.

In 2005, ConocoPhillips and OAO LUKOIL (LUKOIL) created the OOO Naryanmarneftegaz (NMNG) joint venture to develop resources in the Timan-Pechora region of Russia. We determined NMNG is a VIE because we and our related party, LUKOIL, have disproportionate interests. We have a 30 percent ownership interest with a 50 percent governance interest in the joint venture. We also determined we are not the primary beneficiary of the VIE. At June 30, 2006, the book value of our investment in the venture was $758 million.

Note 7—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30	December 31
	2006	2005

Crude oil and petroleum products	$5,690	3,183
Materials, supplies and other	745	541
	$6,435	3,724

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,367 million and $3,019 million at June 30, 2006, and December 31, 2005, respectively. The remainder of our inventories is valued under various methods, including first-in, first-out and weighted average. The excess of current replacement cost over LIFO cost of inventories amounted to $5,601 million and $3,958 million at June 30, 2006, and December 31, 2005, respectively.

Note 8—Investments and Long-Term Receivables

LUKOIL

We increased our ownership interest in LUKOIL to 18.0 percent at June 30, 2006, from 17.1 percent at March 31, 2006. We base our ownership interest calculation on the total shares issued by LUKOIL, which was 850.6 million shares, based on latest available public data. We have not reduced the shares-issued amount for shares held by LUKOIL subsidiaries classified as “treasury shares,” pending final determination of whether these “treasury shares” should be classified as outstanding when determining our equity-method ownership interest in LUKOIL. If these shares were excluded from the denominator of our ownership calculation, it would increase our ownership interest by approximately 0.5 percent, based on latest available public data.

At June 30, 2006, the book value of our ordinary share investment in LUKOIL was $7,324 million. Our share of the net assets of LUKOIL was estimated to be $5,380 million. This basis difference of $1,944 million is primarily being amortized on a unit-of-production basis. On June 30, 2006, the closing price of LUKOIL shares on the London Stock Exchange was $83.20 per share, making the aggregate total market value of our LUKOIL investment $12,737 million.

Loans to Affiliated Companies

As part of our normal ongoing business operations and consistent with normal industry practice, we invest and enter into numerous agreements with other parties to pursue business opportunities, which share costs and apportion risks among the parties as governed by the agreements. Included in such activity are loans made to certain affiliated companies. Significant loans to affiliated companies at June 30, 2006, include the following:

•                  $357 million in loan financing, including accrued interest, to Freeport LNG for the construction of a liquefied natural gas (LNG) regasification facility. We expect to provide loan financing of approximately $630 million for the construction of the facility.

•                  $123 million in loan financing, including accrued interest, to Varandey Terminal Company associated with the costs to expand an existing crude oil terminal operated by LUKOIL. Based on the current estimate from the operator, we assess our total obligation for the terminal expansion to be approximately $345 million at current exchange rates.

•                  $218 million of project financing, including accrued interest, to Qatargas 3, an integrated project to produce and liquefy natural gas from Qatar’s North field. Our maximum exposure to this financing structure is $1.2 billion.

Note 9—Properties, Plants and Equipment

Properties, plants and equipment included the following:

	Millions of Dollars
	June 30, 2006			December 31, 2005
	Gross PP&E	Accum. DD&A	Net PP&E	Gross PP&E	Accum. DD&A	Net PP&E

Exploration and Production (E&P)	$87,796	19,374	68,422	53,907	16,200	37,707
Midstream	327	143	184	322	128	194
Refining and Marketing (R&M)	22,912	5,214	17,698	20,046	4,777	15,269
LUKOIL Investment	—	—	—	—	—	—
Chemicals	—	—	—	—	—	—
Emerging Businesses	915	76	839	865	61	804
Corporate and Other	1,273	496	777	1,192	497	695
	$113,223	25,303	87,920	76,332	21,663	54,669

Suspended Wells

The following table reflects the net changes in suspended exploratory well costs during the first six months of 2006:

Millions of Dollars
Six Months Ended June 30, 2006

Beginning balance at January 1	$339
Additions pending the determination of proved reserves	119
Reclassifications to proved properties	(8)
Charged to dry hole expense	(3)
Ending balance at June 30	$447

The following table provides an aging of suspended well balances at June 30, 2006, and December 31, 2005:

	Millions of Dollars
	June 30	December 31
	2006	2005
Exploratory well costs capitalized for a period of one year or less	$255	183
Exploratory well costs capitalized for a period greater than one year	192	156
Ending balance	$447	339
Number of projects with exploratory well costs capitalized for a period greater than one year	16	15

The following table provides a further aging of those exploratory well costs that have been capitalized for more than one year since the completion of drilling, as of June 30, 2006:

	Millions of Dollars
	Suspended Since
Project	Total	2005	2004	2003	2002	2001

Alpine satellite—Alaska (1)	$21	—	—	—	21	—
Kashagan—Republic of Kazakhstan (2)	18	—	—	9	—	9
Kairan—Republic of Kazakhstan (2)	11	—	11	—	—	—
Aktote—Republic of Kazakhstan (3)	19	—	7	12	—	—
Gumusut—Malaysia (3)	30	6	11	13	—	—
Malikai—Malaysia (2)	10	—	10	—	—	—
Plataforma Deltana—Venezuela (3)	21	6	15	—	—	—
Hejre—Denmark (3)	22	14	—	—	—	8
Eight projects of less than $10 million each (2)(3)	40	11	1	19	9	—
Total of 16 projects	$192	37	55	53	30	17
(1) Development decisions pending infrastructure west of Alpine and construction authorization.
(2) Additional appraisal wells planned.
(3) Appraisal drilling complete; costs being incurred to assess development.

Note 10—Goodwill

Changes in the carrying amount of goodwill were as follows:

	Millions of Dollars
	E&P	R&M		Total

Balance at December 31, 2005	$11,423	3,900		15,323
Acquired (Burlington Resources)	16,663	—		16,663
Acquired (Wilhelmshaven refinery)	—	225		225
Tax and other adjustments	(91)	—		(91)
Balance at June 30, 2006	$27,995	4,125	*	32,120
*Consists of two reporting units: Worldwide Refining ($2,225) and Worldwide Marketing ($1,900).

On March 31, 2006, we acquired Burlington Resources Inc., an independent exploration and production company. As a result of this acquisition, we recorded goodwill of $16,663 million, all of which was aligned with our E&P segment. See Note 4—Acquisition of Burlington Resources Inc., for additional information.

On February 28, 2006, we acquired the Wilhelmshaven refinery, located in Wilhelmshaven, Germany. The purchase included the refinery, a marine terminal, rail and truck loading facilities and a tank farm, as well as another entity that provides commercial and administrative support to the refinery. As a result of this acquisition, we recorded goodwill of $225 million, all of which was aligned with our R&M segment. The allocation of the purchase price to specific assets and liabilities was based on a combination of an outside appraiser’s valuation for fixed assets and an internal estimate of the fair values of the various other assets and liabilities acquired. We are finalizing the fair value of certain liabilities, including the pension liability. Over the next few months, the company expects to finalize the allocation of the purchase price to the specific assets and liabilities acquired and the calculations of deferred tax liabilities and goodwill.

Note 11—Property Impairments

In the second quarter of 2006, we recorded a property impairment of $40 million as a result of our decision to withdraw an application for a license under the federal Deepwater Port Act, associated with a proposed LNG regasification terminal located offshore Alabama. We also impaired properties located offshore Australia due to increased accrued dismantlement and removal costs. In the second-quarter and six-month periods of 2005, we recorded property impairments associated with planned asset dispositions in our Midstream, E&P and R&M segments. The property impairments by segment were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

E&P	$50	1	50	1
Midstream	—	9	—	30
R&M	—	(1)	—	—
	$50	9	50	31

Note 12—Debt

Our balance sheet debt at June 30, 2006, was $29.5 billion, compared with a debt balance of $12.5 billion at year-end 2005 and $32.2 billion at March 31, 2006. The increase in the first quarter of 2006 reflects debt issuances of approximately $15.3 billion during the first quarter related to the acquisition of Burlington Resources Inc., the assumption of $3.9 billion of Burlington Resources debt and the recognition of an incremental debt increase of $406 million to record Burlington Resources debt at its fair value. These increases in the first quarter of 2006 were partly offset by debt repayments during the second quarter of 2006.

At June 30, 2006, we had two revolving credit facilities totaling $5 billion, and a $2.5 billion five-year revolving credit facility we entered into in April 2006. These facilities may be used as direct bank borrowings, as support for the ConocoPhillips $7.5 billion commercial paper program, as support for the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, or as support for issuances of letters of credit totaling up to $750 million. The facilities are broadly syndicated among financial institutions and do not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings. The credit facilities contain a cross-default provision relating to our, or any of our consolidated subsidiaries’, failure to pay principal or interest on other debt obligations of $200 million or more. At June 30, 2006, and December 31, 2005, we had no outstanding borrowings under these credit facilities, but $62 million in letters of credit had been issued at both dates. Under both commercial paper programs there was $4,052 million of commercial paper outstanding at June 30, 2006, compared with $32 million at December 31, 2005. The commercial paper increase resulted from efforts to reduce the bridge facilities discussed below.

In March 2006, we closed on two $7.5 billion bridge facilities with a group of five banks to help fund the Burlington Resources acquisition. These bridge financings were both 364-day loan facilities with pricing and terms similar to our existing revolving credit facilities. These facilities were fully drawn in the funding of the acquisition.

In April 2006, we entered into and funded a $5 billion five-year term loan, closed on the previously mentioned $2.5 billion five-year revolving credit facility, increased the ConocoPhillips commercial paper program to $7.5 billion, and issued $3 billion of debt securities. The term loan and new credit facility were executed with a group of 36 banks and have terms and pricing provisions similar to our other existing revolving credit facilities. The proceeds from the term loan, debt securities and issuances of commercial paper, together with our cash balances and cash provided from operations, allowed us to reduce the balance outstanding under the $15 billion bridge facilities to $1 billion at June 30, 2006. The remaining balance under the bridge facilities had been repaid by August 1, 2006.

The $3 billion of debt securities were issued under a new shelf registration statement filed with the U.S. Securities and Exchange Commission in early April 2006, allowing for the issuance of various types of debt and equity securities. Of this issuance, $1 billion of Floating Rate Notes due April 11, 2007, were issued by ConocoPhillips, and $1.25 billion of Floating Rate Notes due April 9, 2009, and $750 million of 5.50% Notes due 2013, were issued by ConocoPhillips Australia Funding Company, a wholly owned subsidiary. ConocoPhillips guarantees the obligations of ConocoPhillips Australia Funding Company.

Burlington Resources debt assumed in the acquisition, including increases to record Burlington Resources debt at fair value (see Note 4—Acquisition of Burlington Resources Inc., for additional information about the acquisition), had the following balances at the March 31, 2006, acquisition date:

Millions of Dollars

5.60% Notes due 2006	$500
6.60% Notes due2007 (1)	129
5.70% Notes due 2007	350
9 7/8% Debentures due 2010	150
6.50% Notes due 2011	500
6.68% Notes due 2011	400
6.40% Notes due 2011	178
7 5/8% Debentures due 2013	100
9 1/8% Debentures due 2021	150
7.65% Debentures due 2023	88
8.20% Debentures due 2025	150
6 7/8% Debentures due 2026	67
7 3/8% Debentures due 2029	92
7.20% Notes due 2031	575
7.40% Notes due 2031	500
Capital lease	4
Unamortized premiums and discounts	406
Total debt assumed	4,339
Notes payable and long-term debt due within one year	(1,009)
Long-term debt assumed	$3,330
(1) Notes are denominated in Canadian dollars and reported in U.S. dollars.

Maturities as of March 31, 2006, on Burlington Resources debt assumed, inclusive of net unamortized premiums and discounts, for the remainder of 2006 through 2010 were:  $650 million, $377 million, $27 million, $25 million and $175 million, respectively.

The amortization of the fair-value adjustment will result in the above fixed-rate notes having a weighted-average effective interest rate of 5.64 percent.

In May 2006, we redeemed our $240 million 7.625% Notes upon their maturity and redeemed our $129 million of 6.60% Notes due in 2007 at a premium of $4 million, plus accrued interest.

Note 13—Contingencies and Commitments

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except for those assumed in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. At June 30, 2006, our balance sheet included a total environmental accrual of $982 million, compared with $989 million at December 31, 2005. We expect to incur the majority of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings—We apply our knowledge, experience, and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. Our process facilitates the early evaluation and quantification of potential exposures in individual cases. This process also enables us to track those cases which have been scheduled for trial, as well as the pace of settlement discussions in individual matters. Based on our professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, we believe there is only a remote likelihood that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our financial statements.

Other Contingencies—We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at June 30, 2006, we had performance obligations secured by letters of credit of $1,194 million (of which $62 million was issued under the provisions of our revolving credit facilities, and the remainder was issued as direct bank letters of credit) and various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business.

Note 14—Guarantees

At June 30, 2006, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial.

Construction Completion Guarantees

•                  In June 2006, we issued a guarantee for 24 percent of the $2.0 billion credit facilities of Rockies Express Pipeline LLC, which will be used to construct a natural gas pipeline across a portion of the United States. The maximum potential amount of future payments to third-party lenders under the guarantee is estimated to be $480 million, which could become payable if the credit facility is fully utilized and Rockies Express Pipeline LLC fails to meet its obligations under the credit agreement. It is anticipated that construction completion will be achieved mid-2009, and refinancing will take place at that time, making the debt non-recourse. At June 30, 2006, the carrying value of the guarantee to third-party lenders was $11 million. For additional information, see Note 6—Variable Interest Entities (VIEs).

•                  In December 2005, we issued a construction completion guarantee for 30 percent of the $4.0 billion in loan facilities of Qatargas 3, which will be used to construct an LNG train in Qatar. Of the $4.0 billion in loan facilities, ConocoPhillips has committed to provide $1.2 billion. The maximum potential amount of future payments to third-party lenders under the guarantee is estimated to be $850 million, which could become payable if the full debt financing is utilized and completion of the Qatargas 3 project is not achieved. The project financing will be non-recourse upon certified completion, which is expected by December 31, 2009. At June 30, 2006, the carrying value of the guarantee to the third-party lenders was $11 million. For additional information, see Note 8—Investments and Long-Term Receivables.

Guarantees of Joint-Venture Debt

•                  At June 30, 2006, we had guarantees outstanding for our portion of joint-venture debt obligations, which have terms of up to 12 years. The maximum potential amount of future payments under the guarantees is approximately $160 million. Payment would be required if a joint venture defaults on its debt obligations.

Other Guarantees

•                  The Merey Sweeny, L.P. (MSLP) joint-venture project agreement requires the partners in the venture to pay cash calls to cover operating expenses in the event the venture does not have enough cash to cover operating expenses after setting aside the amount required for debt service over the next 18 years. Although there is no maximum limit stated in the agreement, the intent is to cover short-term cash deficiencies should they occur. Our maximum potential future payments under the agreement are currently estimated to be $100 million, assuming such a shortfall exists at some point in the future due to an extended operational disruption.

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

•                  We have other guarantees with maximum future potential payment amounts totaling $260  million, which consist primarily of dealer and jobber loan guarantees to support our marketing business, a guarantee to fund the short-term cash liquidity deficits of a lubricants joint venture, three small construction completion guarantees, a guarantee supporting a lease assignment on a corporate aircraft, a guarantee associated with a pending lawsuit and guarantees of the lease payment obligations of a joint venture. The carrying amount recorded for these other guarantees, as of June 30, 2006, was $50 million. These guarantees generally extend up to 15 years and payment would be required only if the dealer, jobber or lessee goes into default, if the lubricants joint venture has cash liquidity issues, if construction projects are not completed, if guaranteed parties default on lease payments, or if an adverse decision occurs in the lawsuit.

Indemnifications

Over the years, we have entered into various agreements to sell ownership interests in certain corporations and joint ventures and sold several assets, including sales of downstream and midstream assets, certain exploration and production assets, and downstream retail and wholesale sites, giving rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications, as of June 30, 2006, was $456 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the carrying amount recorded were $334 million of environmental accruals for known contamination that is included in asset retirement obligations and accrued environmental costs at June 30, 2006. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

Note 15—Financial Instruments and Derivative Contracts

Derivative assets and liabilities were:

	Millions of Dollars
	June 30	December 31
	2006	2005
Derivative Assets
Current	$606	674
Long-term	156	193
	$762	867
Derivative Liabilities
Current	$778	1,002
Long-term	260	443
	$1,038	1,445

These derivative assets and liabilities appear as prepaid expenses and other current assets, other assets, other accruals, or other liabilities and deferred credits on the balance sheet.

Note 16—Comprehensive Income

ConocoPhillips’ comprehensive income was as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Net income	$5,186	3,138	8,477	6,050
After-tax changes in:
Minimum pension liability adjustment	—	—	—	(1)
Foreign currency translation adjustments	767	(336)	938	(592)
Unrealized loss on securities	—	—	—	(1)
Hedging activities	6	5	7	5
Comprehensive income	$5,959	2,807	9,422	5,461

Accumulated other comprehensive income in the equity section of the balance sheet included:

	Millions of Dollars
	June 30 2006	December 31 2005

Minimum pension liability adjustment	$(123)	(123)
Foreign currency translation adjustments	1,883	945
Deferred net hedging loss	(1)	(8)
Accumulated other comprehensive income	$1,759	814

Note 17—Supplemental Cash Flow Information

	Millions of Dollars
	Six Months Ended June 30
	2006	2005
Non-Cash Investing and Financing Activities
Acquisition of Burlington Resources Inc. by issuance of stock	$16,343	—
Investment in properties, plants and equipment of businesses through the assumption of non-cash liabilities	—	261
Fair market value of properties, plants and equipment received in a nonmonetary exchange transaction	—	138
Cash Payments
Interest	$327	269
Income taxes	5,835	3,681

Note 18—Employee Benefit Plans

Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
Three Months Ended	June 30				June 30
	2006		2005		2006	2005
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$44	22	38	19	3	5
Interest cost	53	34	44	32	12	12
Expected return on plan assets	(43)	(31)	(32)	(28)	—	—
Amortization of prior service cost	3	2	1	2	5	5
Recognized net actuarial loss (gain)	22	10	13	8	(4)	(1)
Net periodic benefit costs	$79	37	64	33	16	21

	Millions of Dollars
	Pension Benefits				Other Benefits
Six Months Ended	June 30				June 30
	2006		2005		2006	2005
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$86	43	76	37	7	10
Interest cost	103	65	87	64	23	25
Expected return on plan assets	(83)	(60)	(63)	(56)	—	—
Amortization of prior service cost	5	4	2	4	10	10
Recognized net actuarial loss (gain)	44	20	27	17	(8)	(2)
Net periodic benefit costs	$155	72	129	66	32	43

During the first six months of 2006, we contributed $215 million to our domestic qualified and non-qualified benefit plans and $59 million to international qualified and non-qualified benefit plans. At the end of 2005, we estimated that, during 2006, we would contribute approximately $415 million to our domestic qualified and non-qualified benefit plans and $115 million to our international benefit plans. We presently expect 2006 contributions to the heritage ConocoPhillips plans to be $410 million for domestic and $120 million for international. For the heritage Burlington Resources plans, we expect to contribute $20 million during the period April through December 2006.

The projected benefit obligation and asset value of the pension plans acquired from Burlington Resources were $303 million and $246 million, respectively. The accumulated postretirement benefit obligation of the postretirement medical plans acquired from Burlington Resources was $36 million.

Note 19—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005*	2006	2005*

Operating revenues (a)	$2,418	1,833	4,186	3,478
Purchases (b)	1,731	1,619	3,225	2,939
Operating expenses and selling, general and administrative expenses (c)	101	90	182	188
Net interest income (d)	16	9	31	19

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

(d)                                 We pay and/or receive interest to/from various affiliates, including the Phillips 66 Capital II trust. See Note 8—Investments and Long-Term Receivables, for additional information on loans to affiliated companies.

Elimination amounts related to our equity percentage share of profit or loss on the above transactions were not material.

Note 20—Segment Disclosures and Related Information

We have organized our reporting structure based on the grouping of similar products and services, resulting in six operating segments:

1)              E&P—This segment primarily explores for, produces and markets crude oil, natural gas and natural gas liquids on a worldwide basis. At June 30, 2006, our E&P operations were producing in the United States, Norway, the United Kingdom, the Netherlands, Canada, Nigeria, Venezuela, Ecuador, Argentina, offshore Timor Leste in the Timor Sea, Australia, China, Indonesia, Algeria, Libya, the United Arab Emirates, Vietnam, and Russia. The E&P segment’s U.S. and international operations are disclosed separately for reporting purposes.

2)              Midstream—Through both consolidated and equity interests, this segment gathers and processes natural gas produced by ConocoPhillips and others, and fractionates and markets natural gas liquids, primarily in the United States and Trinidad. The Midstream segment primarily consists of our equity investment in DEFS. Through June 30, 2005, our equity ownership in DEFS was 30.3 percent. In July 2005, we increased our ownership interest to 50 percent.

3)              R&M—This segment purchases, refines, markets and transports crude oil and petroleum products, mainly in the United States, Europe and Asia. At June 30, 2006, we owned 12 refineries in the United States, one in the United Kingdom, one in Ireland, one in Germany, and had equity interests in one refinery in Germany, two in the Czech Republic, and one in Malaysia. The R&M segment’s U.S. and international operations are disclosed separately for reporting purposes.

4)              LUKOIL Investment—This segment represents our investment in the ordinary shares of LUKOIL, an international, integrated oil and gas company headquartered in Russia. At June 30, 2006, our ownership interest was 18.0 percent.

5)              Chemicals—This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in CPChem.

6)              Emerging Businesses—This segment includes the development of new businesses outside our traditional operations. These activities include gas-to-liquids (GTL) operations, power generation, technology solutions such as sulfur removal technologies, and emerging technologies, such as renewable fuels and emission management technologies.

Corporate and Other includes general corporate overhead, interest income and expense, discontinued operations, certain eliminations, acquisition-related costs, and various other corporate activities. Corporate assets include all cash and cash equivalents.

We evaluate performance and allocate resources based on net income. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Sales and Other Operating Revenues
E&P
United States	$8,798	7,493	18,117	14,525
International	7,080	4,331	14,524	9,238
Intersegment eliminations-U.S.	(1,517)	(979)	(2,722)	(1,891)
Intersegment eliminations-international	(2,121)	(995)	(3,375)	(1,992)
E&P	12,240	9,850	26,544	19,880
Midstream
Total sales	1,179	850	2,200	1,871
Intersegment eliminations	(247)	(197)	(531)	(427)
Midstream	932	653	1,669	1,444
R&M
United States	24,900	24,021	48,441	43,976
International	9,356	7,296	17,712	14,155
Intersegment eliminations-U.S.	(201)	(150)	(401)	(237)
Intersegment eliminations-international	(5)	(4)	(9)	(6)
R&M	34,050	31,163	65,743	57,888
LUKOIL Investment	—	—	—	—
Chemicals	4	4	7	7
Emerging Businesses*
Total Sales	135	142	316	286
Intersegment eliminations	(104)	(101)	(228)	(189)
Emerging Businesses	31	41	88	97
Corporate and Other	4	4	4	5
Other Adjustments*	(112)	93	—	118
Consolidated sales and other operating revenues	$47,149	41,808	94,055	79,439

*       Sales and other operating revenues for the Emerging Businesses segment have been restated to reflect intersegment eliminations on sales from the Immingham power plant (Emerging Businesses segment) to the Humber refinery (R&M segment). Since these amounts were not material to the consolidated income statement, the “other adjustments” line above is required to reconcile the restated Emerging Businesses revenues to the consolidated income statement.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net Income (Loss)
E&P
United States	$1,300	966	2,481	1,858
International	2,004	963	3,376	1,858
Total E&P	3,304	1,929	5,857	3,716
Midstream	108	68	218	453
R&M
United States	1,433	936	1,730	1,506
International	275	174	368	304
Total R&M	1,708	1,110	2,098	1,810
LUKOIL Investment	387	148	636	258
Chemicals	103	63	252	196
Emerging Businesses	(12)	(8)	(4)	(16)
Corporate and Other	(412)	(172)	(580)	(367)
Consolidated net income	$5,186	3,138	8,477	6,050

	Millions of Dollars
	June 30	December 31
	2006	2005
Total Assets
E&P
United States	$35,486	18,434
International	45,789	31,662
Goodwill	27,995	11,423
Total E&P	109,270	61,519
Midstream	2,277	2,109
R&M
United States	23,569	20,693
International	9,353	6,096
Goodwill	4,125	3,900
Total R&M	37,047	30,689
LUKOIL Investment	7,506	5,549
Chemicals	2,345	2,324
Emerging Businesses	887	858
Corporate and Other	2,585	3,951
Consolidated total assets	$161,917	106,999

Note 21—Income Taxes

Our effective tax rate for the second quarter and first six months of 2006 was 40 percent and 41 percent, respectively, compared with 42 percent for the same two periods of 2005. The change in the effective tax rate for the second quarter and six months of 2006, versus the same periods of 2005, was due to the impact of reductions in state and international tax rates in 2006, including a favorable $391 million adjustment related to recently enacted tax law changes in Canada, partly offset by a higher proportion of income in higher-tax-rate jurisdictions. In addition, the first six months of 2005 included a benefit from the utilization of capital loss carryforwards that previously had a full valuation allowance in the restructuring of ConocoPhillips’ ownership in Duke Energy Field Services, LLC. The effective tax rate in excess of the domestic federal statutory rate of 35 percent was primarily due to foreign taxes.

On July 19, 2006, the United Kingdom enacted an increase in the rate of supplementary corporation tax applicable to U.K. upstream activity from 10 percent to 20 percent, with retroactive effect from January 1, 2006. This resulted in the U.K. upstream corporation tax rate increasing from 40 percent to 50 percent. The rate of U.K. petroleum revenue tax was unchanged. The earnings impact of these changes will be reflected in our financial statements in the third quarter of 2006 when we expect to record a charge of about $400 million, comprised of approximately $275 million for revaluing the December 31, 2005, deferred tax liability, and approximately $125 million to adjust tax expense to reflect the new rate from January 1, 2006, through June 30, 2006.

Note 22—New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  This Interpretation provides guidance on recognition, classification, and disclosure concerning uncertain tax liabilities. The evaluation of a tax position will require recognition of a tax benefit if it is more likely than not that it will be sustained upon examination. This Interpretation is effective beginning January 1, 2007. We are currently evaluating the impact on our financial statements.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  The consensus requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. This Issue is effective for financial reports beginning after December 15, 2006. We do not expect to change our presentation of such taxes, and we will provide additional disclosure upon the adoption of this Issue.

Supplementary Information—Condensed Consolidating Financial Information

We have various cross guarantees among ConocoPhillips, ConocoPhillips Company, and ConocoPhillips Australia Funding Company, with respect to publicly held debt securities. ConocoPhillips Company is wholly owned by ConocoPhillips. ConocoPhillips Australia Funding Company is an indirect, wholly owned subsidiary of ConocoPhillips Company. ConocoPhillips and ConocoPhillips Company have fully and unconditionally guaranteed the payment obligations of ConocoPhillips Australia Funding Company with respect to its publicly held debt securities. Similarly, ConocoPhillips and ConocoPhillips Australia Funding Company have fully and unconditionally guaranteed the payment obligations of ConocoPhillips Company with respect to its publicly held debt securities. In addition, ConocoPhillips Company and ConocoPhillips Australia Funding Company have fully and unconditionally guaranteed the payment obligations of ConocoPhillips with respect to its publicly held debt securities. All guarantees are joint and several. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•                  ConocoPhillips, ConocoPhillips Company, and ConocoPhillips Australia Funding Company (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•                  All other non-guarantor subsidiaries of ConocoPhillips Company.

•                  The consolidating adjustments necessary to present ConocoPhillips’ results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended June 30, 2006
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	29,584	—	17,565	—	47,149
Equity in earnings of affiliates	5,290	3,393	—	1,101	(8,620)	1,164
Other income	—	5	—	158	—	163
Intercompany revenues	21	663	26	4,373	(5,083)	—
Total Revenues and Other Income	5,311	33,645	26	23,197	(13,703)	48,476

Costs and Expenses
Purchased crude oil, natural gas and products	—	24,105	—	10,056	(4,713)	29,448
Production and operating expenses	—	1,211	—	1,507	(24)	2,694
Selling, general and administrative expenses	5	384	—	233	(12)	610
Exploration expenses	—	17	—	117	—	134
Depreciation, depletion and amortization	—	423	—	1,542	—	1,965
Property impairments	—	38	—	12	—	50
Taxes other than income taxes	—	1,493	—	2,996	(68)	4,421
Accretion on discounted liabilities	—	15	—	58	—	73
Interest and debt expense	176	236	24	190	(266)	360
Foreign currency transaction losses	—	—	—	18	—	18
Minority interests	—	—	—	21	—	21
Total Costs and Expenses	181	27,922	24	16,750	(5,083)	39,794
Income from continuing operations before income taxes	5,130	5,723	2	6,447	(8,620)	8,682
Provision for income taxes	(56)	933	1	2,618	—	3,496
Income from continuing operations	5,186	4,790	1	3,829	(8,620)	5,186
Loss from discontinued operations	—	—	—	—	—	—
Net Income	$5,186	4,790	1	3,829	(8,620)	5,186

	Millions of Dollars
	Three Months Ended June 30, 2005
Income Statement	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	28,832	12,976	—	41,808
Equity in earnings of affiliates	3,142	2,207	577	(5,225)	701
Other income	—	97	8	—	105
Intercompany revenues	8	447	2,261	(2,716)	—
Total Revenues and Other Income	3,150	31,583	15,822	(7,941)	42,614

Costs and Expenses
Purchased crude oil, natural gas and products	—	24,173	6,731	(2,381)	28,523
Production and operating expenses	—	1,131	1,028	(12)	2,147
Selling, general and administrative expenses	5	334	204	(4)	539
Exploration expenses	—	25	96	—	121
Depreciation, depletion and amortization	—	321	664	—	985
Property impairments	—	(2)	11	—	9
Taxes other than income taxes	—	1,519	3,255	(110)	4,664
Accretion on discounted liabilities	—	9	32	—	41
Interest and debt expense	26	226	84	(209)	127
Foreign currency transaction losses	—	6	15	—	21
Minority interests	—	—	5	—	5
Total Costs and Expenses	31	27,742	12,125	(2,716)	37,182
Income from continuing operations before income taxes	3,119	3,841	3,697	(5,225)	5,432
Provision for income taxes	(12)	699	1,614	—	2,301
Income from continuing operations	3,131	3,142	2,083	(5,225)	3,131
Income (loss) from discontinued operations	7	7	—	(7)	7
Net Income	$3,138	3,149	2,083	(5,232)	3,138

	Millions of Dollars
	Six Months Ended June 30, 2006
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$—	59,386	—	34,669	—	94,055
Equity in earnings of affiliates	8,613	6,204	—	1,836	(14,529)	2,124
Other income	—	49	—	175	—	224
Intercompany revenues	21	1,225	26	6,835	(8,107)	—
Total Revenues and Other Income	8,634	66,864	26	43,515	(22,636)	96,403

Costs and Expenses
Purchased crude oil, natural gas and products	—	49,917	—	20,433	(7,447)	62,903
Production and operating expenses	—	2,403	—	2,556	(50)	4,909
Selling, general and administrative expenses	10	750	—	444	(28)	1,176
Exploration expenses	—	31	—	215	—	246
Depreciation, depletion and amortization	—	838	—	2,307	—	3,145
Property impairments	—	38	—	12	—	50
Taxes other than income taxes	—	2,941	—	5,999	(132)	8,808
Accretion on discounted liabilities	—	29	—	104	—	133
Interest and debt expense	220	381	24	300	(450)	475
Foreign currency transaction losses	—	—	—	40	—	40
Minority interests	—	—	—	39	—	39
Total Costs and Expenses	230	57,328	24	32,449	(8,107)	81,924
Income from continuing operations before income taxes	8,404	9,536	2	11,066	(14,529)	14,479
Provision for income taxes	(73)	1,423	1	4,651	—	6,002
Income from continuing operations	8,477	8,113	1	6,415	(14,529)	8,477
Loss from discontinued operations	—	—	—	—	—	—
Net Income	$8,477	8,113	1	6,415	(14,529)	8,477

	Millions of Dollars
	Six Months Ended June 30, 2005
Income Statement	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$—	53,458	25,981	—	79,439
Equity in earnings of affiliates	6,078	4,587	1,412	(10,323)	1,754
Other income	(9)	235	113	—	339
Intercompany revenues	18	941	4,281	(5,240)	—
Total Revenues and Other Income	6,087	59,221	31,787	(15,563)	81,532

Costs and Expenses
Purchased crude oil, natural gas and products	—	44,931	13,873	(4,709)	54,095
Production and operating expenses	—	2,155	1,968	(24)	4,099
Selling, general and administrative expenses	9	675	407	(13)	1,078
Exploration expenses	—	38	254	—	292
Depreciation, depletion and amortization	—	683	1,343	—	2,026
Property impairments	—	—	31	—	31
Taxes other than income taxes	—	3,067	6,195	(110)	9,152
Accretion on discounted liabilities	—	18	71	—	89
Interest and debt expense	50	430	169	(384)	265
Foreign currency transaction losses	—	5	13	—	18
Minority interests	—	—	15	—	15
Total Costs and Expenses	59	52,002	24,339	(5,240)	71,160
Income from continuing operations before income taxes	6,028	7,219	7,448	(10,323)	10,372
Provision for income taxes	(26)	1,141	3,203	—	4,318
Income from continuing operations	6,054	6,078	4,245	(10,323)	6,054
Loss from discontinued operations	(4)	(4)	—	4	(4)
Net Income	$6,050	6,074	4,245	(10,319)	6,050

	Millions of Dollars
	At June 30, 2006
Balance Sheet	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents	$—	41	—	613	—	654
Accounts and notes receivable	824	12,168	—	18,001	(18,450)	12,543
Inventories	—	4,187	—	2,248	—	6,435
Prepaid expenses and other current assets	9	841	—	1,256	—	2,106
Total Current Assets	833	17,237	—	22,118	(18,450)	21,738
Investments and long-term receivables	82,590	54,266	1,992	25,129	(145,651)	18,326
Net properties, plants and equipment	—	18,709	—	69,211	—	87,920
Goodwill	—	15,457	—	16,663	—	32,120
Intangibles	—	852	—	323	—	1,175
Other assets	11	174	6	446	1	638
Total Assets	$83,434	106,695	1,998	133,890	(164,100)	161,917

Liabilities and Stockholders’ Equity
Accounts payable	$105	18,173	(25)	14,714	(18,450)	14,517
Notes payable and long-term debt due within one year	2,000	269	—	2,302	—	4,571
Accrued income and other taxes	—	519	—	4,219	100	4,838
Employee benefit obligations	—	709	—	414	—	1,123
Other accruals	92	550	23	1,306	—	1,971
Total Current Liabilities	2,197	20,220	(2)	22,955	(18,350)	27,020
Long-term debt	10,210	6,415	1,999	6,315	—	24,939
Asset retirement obligations and accrued environmental costs	—	1,109	—	4,619	—	5,728
Deferred income taxes	(4)	3,135	—	17,294	(2)	20,423
Employee benefit obligations	—	1,743	—	796	—	2,539
Other liabilities and deferred credits	41	29,044	—	19,055	(45,495)	2,645
Total Liabilities	12,444	61,666	1,997	71,034	(63,847)	83,294
Minority interests	—	(8)	—	1,249	5	1,246
Retained earnings	28,866	16,290	1	24,585	(34,340)	35,402
Other stockholders’ equity	42,124	28,747	—	37,022	(65,918)	41,975
Total	$83,434	106,695	1,998	133,890	(164,100)	161,917

	Millions of Dollars
	At December 31, 2005
Balance Sheet	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents	$—	613	1,601	—	2,214
Accounts and notes receivable	775	12,573	16,483	(17,891)	11,940
Inventories	—	2,345	1,379	—	3,724
Prepaid expenses and other current assets	10	1,052	672	—	1,734
Total Current Assets	785	16,583	20,135	(17,891)	19,612
Investments and long-term receivables	49,016	49,059	19,526	(101,875)	15,726
Net properties, plants and equipment	—	18,221	36,448	—	54,669
Goodwill	—	15,323	—	—	15,323
Intangibles	—	815	301	—	1,116
Other assets	11	228	313	1	553
Total Assets	$49,812	100,229	76,723	(119,765)	106,999

Liabilities and Stockholders’ Equity
Accounts payable	$76	17,199	12,883	(17,891)	12,267
Notes payable and long-term debt due within one year	—	323	1,435	—	1,758
Accrued income and other taxes	—	536	2,980	—	3,516
Employee benefit obligations	—	782	430	—	1,212
Other accruals	16	995	1,595	—	2,606
Total Current Liabilities	92	19,835	19,323	(17,891)	21,359
Long-term debt	1,392	6,538	2,828	—	10,758
Asset retirement obligations and accrued environmental costs	—	1,112	3,479	—	4,591
Deferred income taxes	—	3,054	8,395	(10)	11,439
Employee benefit obligations	—	1,888	575	—	2,463
Other liabilities and deferred credits	1,966	11,384	17,012	(27,913)	2,449
Total Liabilities	3,450	43,811	51,612	(45,814)	53,059
Minority interests	—	(8)	1,217	—	1,209
Retained earnings	21,482	28,177	18,556	(40,197)	28,018
Other stockholders’ equity	24,880	28,249	5,338	(33,754)	24,713
Total	$49,812	100,229	76,723	(119,765)	106,999

	Millions of Dollars
	Six Months Ended June 30, 2006
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net cash provided by continuing operations	$25,609	1,929	—	2,493	(20,387)	9,644
Net cash used in discontinued operations	—	—	—	—	—	—
Net Cash Provided by Operating Activities	25,609	1,929	—	2,493	(20,387)	9,644

Cash Flows From Investing Activities
Acquisition of Burlington Resources Inc.	—	—	—	(14,284)	—	(14,284)
Capital expenditures and investments, including dry holes	(17,494)	(2,212)	—	(6,385)	18,175	(7,916)
Proceeds from asset dispositions	—	7	—	66	—	73
Long-term advances/loans to affiliates and other investments	(14,989)	(138)	(1,992)	(3,861)	20,604	(376)
Collection of advances/loans to affiliates	—	2,510	—	1,103	(3,503)	110
Net cash provided by (used in) continuing operations	(32,483)	167	(1,992)	(23,361)	35,276	(22,393)
Net cash used in discontinued operations	—	—	—	—	—	—
Net Cash Provided by (Used in) Investing Activities	(32,483)	167	(1,992)	(23,361)	35,276	(22,393)

Cash Flows From Financing Activities
Issuance of debt	13,695	18,612	2,000	2,171	(20,604)	15,874
Repayment of debt	(5,400)	(1,250)	—	(159)	3,503	(3,306)
Issuance of company common stock	104	—	—	—	—	104
Repurchase of company common stock	(425)	—	—	—	—	(425)
Dividends paid on company common stock	(1,091)	(20,000)	—	(387)	20,387	(1,091)
Other	(9)	(30)	(8)	18,175	(18,175)	(47)
Net Cash Provided by (Used in) Financing Activities	6,874	(2,668)	1,992	19,800	(14,889)	11,109

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	80	—	80

Net Change in Cash and Cash Equivalents	—	(572)	—	(988)	—	(1,560)
Cash and cash equivalents at beginning of year	—	613	—	1,601	—	2,214
Cash and Cash Equivalents at End of Period	$—	41	—	613	—	654

	Millions of Dollars
	Six Months Ended June 30, 2005
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net cash provided by continuing operations	$152	2,471	4,973	(736)	6,860
Net cash used in discontinued operations	—	(3)	—	—	(3)
Net Cash Provided by Operating Activities	152	2,468	4,973	(736)	6,857

Cash Flows From Investing Activities
Capital expenditures and investments, including dry holes	—	(1,894)	(3,833)	780	(4,947)
Proceeds from asset dispositions	—	81	227	—	308
Long-term advances/loans to affiliates and other investments	—	(2,062)	(1,086)	3,029	(119)
Collection of advances/loans to affiliates	—	432	78	(362)	148
Net cash used in continuing operations	—	(3,443)	(4,614)	3,447	(4,610)
Net cash used in discontinued operations	—	—	—	—	—
Net Cash Used in Investing Activities	—	(3,443)	(4,614)	3,447	(4,610)

Cash Flows From Financing Activities
Issuance of debt	1,895	1,390	77	(3,029)	333
Repayment of debt	(952)	(347)	(393)	360	(1,332)
Issuance of company common stock	263	—	—	—	263
Repurchase of company common stock	(576)	—	—	—	(576)
Dividends paid on company common stock	(780)	—	(739)	739	(780)
Other	(2)	—	880	(781)	97
Net Cash (Used in) Provided by Financing Activities	(152)	1,043	(175)	(2,711)	(1,995)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	2	(100)	—	(98)

Net Change in Cash and Cash Equivalents	—	70	84	—	154
Cash and cash equivalents at beginning of year	—	878	509	—	1,387
Cash and Cash Equivalents at End of Period	$—	948	593	—	1,541

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations, and intentions, that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “intends,” “believes,” “expects,” “plans,” “scheduled,” “anticipates,” “estimates,” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” beginning on page 60.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

On March 31, 2006, we closed on the $33.9 billion acquisition of Burlington Resources Inc., an independent exploration and production company with a substantial position in North American natural gas proved reserves, production and exploratory acreage. This acquisition added approximately 2 billion barrels of oil equivalent to our proved reserves. The acquisition is reflected in our March 31, 2006, balance sheet and in our results of operations beginning in the second quarter of 2006.

Our Exploration and Production (E&P) segment had net income of $3,304 million in the second quarter of 2006, compared with $2,553 million in the first quarter of 2006 and $1,929 million in the second quarter of 2005. Net income from the E&P segment accounted for 64 percent of our total net income in the quarter. This segment continued to benefit from an upward trend in crude oil prices. Industry crude oil prices for West Texas Intermediate continued to strengthen in the second quarter of 2006, increasing to an average of $70.40 per barrel, or $7.12 per barrel higher than the first quarter 2006 average price per barrel. Average crude prices in the second quarter of 2006 were $17.37 per barrel higher than in the second quarter of 2005. Crude oil prices continued to be influenced by strong demand from ongoing robust worldwide economic growth and uncertainties surrounding supply due to tensions in the Middle East and West Africa.

Industry natural gas prices for Henry Hub decreased during the second quarter of 2006 to $6.80 per million British thermal units (MMBTU), down $2.21 per MMBTU from the first quarter of 2006 and up slightly from the second quarter of 2005. Natural gas prices continue to be impacted by high industry storage levels resulting from moderate weather conditions.

Our Refining and Marketing segment had net income of $1,708 million in the second quarter of 2006, compared with $390 million in the first quarter of 2006 and $1,110 million in the second quarter of 2005. Worldwide refining and marketing margins improved during the second quarter of 2006, compared with the first quarter of 2006, as margins continue to be impacted by changes in fuel specifications, normal seasonal fluctuations, and tight industry refining capacity utilization.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ending June 30, 2006, is based on a comparison with the corresponding periods of 2005.

Consolidated Results

A summary of net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Exploration and Production (E&P)	$3,304	1,929	5,857	3,716
Midstream	108	68	218	453
Refining and Marketing (R&M)	1,708	1,110	2,098	1,810
LUKOIL Investment	387	148	636	258
Chemicals	103	63	252	196
Emerging Businesses	(12)	(8)	(4)	(16)
Corporate and Other	(412)	(172)	(580)	(367)
Net income	$5,186	3,138	8,477	6,050

Net income was $5,186 million in the second quarter of 2006, compared with $3,138 million in the second quarter of 2005. For the six-month periods ended June 30, 2006 and 2005, net income was $8,477 million and $6,050 million, respectively. The improved results in both 2006 periods were primarily the result of:

•                  The inclusion of Burlington Resources’ results in our results of operations for the E&P segment.

•                  Higher crude oil, natural gas, and natural gas liquids prices in the E&P segment.

•                  Improved refining margins in the R&M segment.

•                  Increased equity earnings from our investment in LUKOIL due to higher estimated crude oil and petroleum products prices; an increase in our ownership percentage; and the adjustment to our LUKOIL fourth-quarter 2005 and first-quarter 2006 estimated results, recorded in the second quarter of 2006.

•                  Improved margins in the Chemicals segment.

•                  The favorable impact of changes in tax law.

The improved results in both periods were partially offset by higher interest and debt expense, which increased due to higher average debt levels from the Burlington Resources acquisition. Additionally, the results for the first six months of 2006 were offset slightly by a decrease in net income from our Midstream segment. This decrease was primarily due to the inclusion of our equity share of DEFS’ gain on the sale of the general partner interest in TEPPCO Partners, LP (TEPPCO) in our 2005 results.

Income Statement Analysis

Sales and other operating revenues increased 13 percent in the second quarter of 2006 and 18 percent in the first six months of 2006, while purchased crude oil, natural gas and products increased 3 percent and 16 percent in the same periods, respectively. These increases were mainly the result of higher petroleum products prices, as well as higher prices for crude oil, natural gas and natural gas liquids. Sales volumes increased primarily as a result of higher production associated with the Burlington Resources acquisition. The increase in revenues was partially offset by a decrease associated with the implementation of Emerging Issues Task Force (EITF) Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.”

Equity in earnings of affiliates increased 66 percent in the second quarter of 2006 and 21 percent in the six-month period. The increases reflect improved results from:

•                  LUKOIL, reflecting higher estimated crude oil and petroleum products prices, an increase in our ownership percentage, and the estimate-to-actual adjustment recorded in the second quarter of 2006.

•                  Hamaca, our heavy-oil joint venture in Venezuela, due to higher crude oil prices.

•                  Our chemicals joint venture, Chevron Phillips Chemical Company LLC, due to improved olefins and polyolefins margins and volumes.

Partially offsetting these items was a decrease in the results for the first six months of 2006 due to the inclusion of our equity share of DEFS’ gain on the sale of the general partner interest in TEPPCO in our 2005 results.

Production and operating expenses increased 25 percent in the second quarter of 2006 and 20 percent in the six-month period. The increases were primarily due to higher production related to the acquired Burlington Resources assets. In addition, production increased at the Bayu-Undan field associated with the Darwin liquefied natural gas (LNG) ramp-up in Australia.

Selling, general and administrative expenses increased 13 percent in the second quarter of 2006 and 9 percent in the six-month period, primarily due to Burlington Resources acquisition-related costs.

Depreciation, depletion and amortization (DD&A) increased 99 percent in the second quarter of 2006 and 55 percent in the first six months of 2006. The increases were primarily the result of the addition of Burlington Resources assets in the E&P segment.

Property impairments increased 456 percent in the second quarter of 2006 and 61 percent in the six-month period. The increase mainly relates to an impairment recorded in 2006 related to a decision to withdraw an application for license under the federal Deepwater Port Act associated with a proposed liquefied natural gas regasification terminal located offshore Alabama. In 2006, we also impaired properties located offshore Australia due to increased accrued dismantlement and removal costs.

Interest and debt expense increased 183 percent in the second quarter of 2006 and 79 percent in the first six months of 2006. The increases in both periods were primarily due to higher average debt levels in 2006 as a result of the acquisition of Burlington Resources.

Segment Results

E&P

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net Income
Alaska	$760	572	1,452	1,104
Lower 48	540	394	1,029	754
United States	1,300	966	2,481	1,858
International	2,004	963	3,376	1,858
	$3,304	1,929	5,857	3,716

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)
United States	$64.09	48.21	61.06	45.86
International	67.27	49.41	64.12	47.68
Total consolidated	65.89	48.88	62.75	46.85
Equity affiliates*	52.28	36.11	47.53	33.59
Worldwide	64.34	46.93	60.76	45.04
Natural gas—lease (per thousand cubic feet)
United States	5.78	6.07	6.37	5.83
International	5.92	5.16	6.43	5.10
Total consolidated	5.86	5.53	6.40	5.38
Equity affiliates*	.36	.32	.29	.30
Worldwide	5.85	5.52	6.39	5.38

	Millions of Dollars
Worldwide Exploration Expenses
General administrative; geological and geophysical; and lease rentals	$86	73	160	136
Leasehold impairment	33	18	52	38
Dry holes	15	30	34	118
	$134	121	246	292
*Excludes our equity share of LUKOIL reported in the LUKOIL Investment segment.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	Thousands of Barrels Daily
Operating Statistics
Crude oil produced
Alaska	279	297	281	303
Lower 48	120	63	92	62
United States	399	360	373	365
European North Sea	249	255	249	261
Asia Pacific	109	88	109	98
Canada	27	23	25	23
Middle East and Africa	132	54	91	54
Other areas	8	—	4	—
Total consolidated	924	780	851	801
Equity affiliates*	121	123	123	122
	1,045	903	974	923

Natural gas liquids produced
Alaska	20	16	21	20
Lower 48	70	31	50	29
United States	90	47	71	49
European North Sea	12	12	13	13
Asia Pacific	20	9	20	13
Canada	30	10	20	10
Middle East and Africa	—	2	1	2
	152	80	125	87

	Millions of Cubic Feet Daily
Natural gas produced**
Alaska	163	148	163	166
Lower 48	2,265	1,195	1,767	1,182
United States	2,428	1,343	1,930	1,348
European North Sea	1,109	1,009	1,114	1,065
Asia Pacific	603	336	534	331
Canada	1,204	422	816	420
Middle East and Africa	131	81	126	78
Other areas	23	—	12	—
Total consolidated	5,498	3,191	4,532	3,242
Equity affiliates*	10	7	10	7
	5,508	3,198	4,542	3,249

	Thousands of Barrels Daily
Mining operations
Syncrude produced	19	21	18	18
*	Excludes our equity share of LUKOIL, which is reported in the LUKOIL Investment segment.
**	Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

The E&P segment explores for, produces and markets crude oil, natural gas, and natural gas liquids on a worldwide basis. It also mines deposits of oil sands in Canada to extract the bitumen and upgrade it into a synthetic crude oil. At June 30, 2006, our E&P operations were producing in the United States, Norway, the United Kingdom, the Netherlands, Canada, Nigeria, Venezuela, Ecuador, Argentina, offshore Timor Leste in the Timor Sea, Australia, China, Indonesia, Algeria, Libya, the United Arab Emirates, Vietnam, and Russia.

Net income for the E&P segment increased 71 percent in the second quarter of 2006 and 58 percent in the first six months of 2006. The increase in both periods was primarily due to higher crude oil prices and, to a lesser extent, higher natural gas and natural gas liquids prices. Increased net income in 2006 also resulted from higher crude oil and natural gas production, primarily reflecting the acquisition of Burlington Resources, as well as net benefits associated with changes in tax law. See the Business Environment and Executive Overview section for our view on the factors that helped support crude oil and natural gas prices during the second quarter and first six months of 2006.

U.S. E&P

Net income from our U.S. E&P operations increased 35 percent in the second quarter of 2006 and 34 percent in the first six months of 2006. Both increases reflect higher crude oil prices and increased production. In addition, increased natural gas prices benefited the first six months of 2006. These increases were offset partially by higher costs associated with the addition of the Burlington Resources assets.

U.S. E&P production on a barrel-of-oil-equivalent (BOE) basis averaged 894,000 BOE per day in the second quarter of 2006, an increase of 42 percent from 631,000 BOE per day in the second quarter of 2005. The increase reflects the addition of volumes from the Burlington Resources assets, slightly offset by decreases in production in Alaska due to unplanned downtime.

International E&P

Net income from our international E&P operations increased 108 percent in the second quarter of 2006 and 82 percent in the six-month period. Both increases reflect higher crude oil, natural gas and natural gas liquids prices, as well as increases in production.

The following international tax legislation was enacted during the second quarter of 2006:

•                  In Canada, the Alberta government reduced the Alberta corporate income tax rate from 11.5 percent to 10 percent, effective April 2006. In addition, the Canadian federal government announced federal tax rate reductions whereby the federal tax rate will decline by 2 percent over the period 2008 to 2010 and the 1.12 percent federal surtax will be eliminated in 2008. As a result of these tax rate reductions, we recorded a one-time favorable adjustment in the E&P segment of $401 million to our deferred tax liability in the second quarter of 2006.

•                  The China Ministry of Finance enacted a “Special Levy on Earnings from Petroleum Enterprises,” effective March 26, 2006. The special levy, which is based on the cost recovery price of crude oil, starts at a rate of 20 percent of the excess price when crude oil prices exceed $40 per barrel, and increases 5 percent for every corresponding $5 per barrel increase in the cost recovery price. Once the cost recovery price reaches $60 per barrel, a maximum levy rate of 40 percent is applied.

•                  The Venezuelan government enacted an extraction tax of 33.33 percent with an effective date of May 2006. The tax is calculated based on the value of oil extracted and is offset by royalty payments.

International E&P production averaged 1,221,000 BOE per day in the second quarter of 2006, an increase of 38 percent from 885,000 BOE per day in the second quarter of 2005. Production was favorably impacted in 2006 by the addition of Burlington Resources assets, as well as higher gas production at Bayu-Undan associated with the Darwin LNG ramp-up in Australia. Our Syncrude mining operations produced 19,000 barrels per day in the second quarter of 2006, compared with 21,000 barrels per day in the second quarter of 2005.

Midstream

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	Millions of Dollars

Net Income*	$108	68	218	453
*Includes DEFS-related net income:	$91	51	184	410

	Dollars Per Barrel
Average Sales Prices
U.S. natural gas liquids*
Consolidated	$41.73	32.49	39.69	32.22
Equity affiliates	41.18	31.33	39.24	30.97
*	Prices are based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.

	Thousands of Barrels Daily
Operating Statistics
Natural gas liquids extracted*	211	183	209	187
Natural gas liquids fractionated**	139	186	146	199
*	Includes our share of equity affiliates, except LUKOIL, which is reported in the LUKOIL Investment segment.
**	Excludes DEFS.

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

Net income from the Midstream segment increased 59 percent in the second quarter of 2006, primarily due to higher natural gas liquids prices and increased ownership in DEFS. In July 2005, our ownership interest in DEFS increased from 30.3 percent to 50 percent. These increases were partially offset by the reduction of the gain on a third-quarter 2005 Canadian asset sale and negative impacts from changes in tax law. Net income for the first six months of 2006 decreased 52 percent, primarily due to the gain from the sale of DEFS’ interest in TEPPCO Partners, L.P. included in our equity earnings from DEFS during the first quarter of 2005. Our net share of this gain was $306 million on an after-tax basis. In addition, the six-month 2006 results were slightly lower due to changes in tax law. These decreases were partially offset by the impact of higher natural gas liquids prices and an increased ownership interest in DEFS.

R&M

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	Millions of Dollars
Net Income
United States	$1,433	936	1,730	1,506
International	275	174	368	304
	$1,708	1,110	2,098	1,810

	Dollars Per Gallon
U.S. Average Sales Prices*
Automotive gasoline
Wholesale**	$2.32	1.67	2.06	1.56
Retail	2.47	1.85	2.19	1.70
Distillates—wholesale**	2.24	1.66	2.08	1.57
*	Excludes excise taxes.
**	Branded marketing sales only.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
United States
Crude oil capacity	2,208	2,182	2,208	2,178
Crude oil runs	2,000	2,133	1,921	2,046
Capacity utilization (percent)	91%	98	87	94
Refinery production	2,198	2,349	2,093	2,247
International
Crude oil capacity**	693	428	608	428
Crude oil runs	649	402	570	415
Capacity utilization (percent)	94%	94	94	97
Refinery production	695	410	599	427
Worldwide
Crude oil capacity**	2,901	2,610	2,816	2,606
Crude oil runs	2,649	2,535	2,491	2,461
Capacity utilization (percent)	91%	97	88	94
Refinery production	2,893	2,759	2,692	2,674
*	Includes our share of equity affiliates, except for our share of LUKOIL, which is reported in the LUKOIL Investment segment.
**	Weighted-average crude oil capacity for the period. Actual capacity at June 30, 2006, was 693,000 barrels per day for our international refineries, and 2,901,000 barrels per day worldwide.

Petroleum products sales volumes
United States
Automotive gasoline	1,300	1,426	1,279	1,364
Distillates	620	680	623	662
Aviation fuels	200	214	194	206
Other products	555	566	536	514
	2,675	2,886	2,632	2,746
International	871	477	784	486
	3,546	3,363	3,416	3,232

The R&M segment’s operations encompass refining crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels), buying and selling crude oil and petroleum products, and transporting, distributing and marketing petroleum products. R&M has operations in the United States, Europe and Asia Pacific.

Net income from the R&M segment increased 54 percent in the second quarter of 2006 and 16 percent in the six-month period. The increase in the second quarter of 2006 was primarily due to higher U.S. refining margins, offset slightly by lower worldwide marketing margins. See the Business Environment and Executive Overview section for our view of the factors supporting the improved refining margins during the second quarter of 2006. The increase during the six-month period was primarily the result of improved refining margins in the United States, partially offset by lower international refining margins and lower worldwide marketing margins. The increases in both periods were partially offset by increased maintenance and utility expenses and the net gains from asset sales included in net income for the 2005 periods.

U.S. R&M

Net income from our U.S. R&M operations increased 53 percent in the second quarter of 2006 and 15 percent in the six-month period. Both increases were primarily the result of higher refining margins and benefits associated with tax law changes. These increases were partially offset by higher turnaround, maintenance and utility costs, reduced refining volumes, and lower marketing margins.

Our U.S. refining capacity utilization rate was 91 percent in the second quarter of 2006, compared with 98 percent in the corresponding period of 2005. The second-quarter 2006 rate reflects the impact of an extended full-plant turnaround at the Trainer refinery in Pennsylvania and other unplanned downtime. In addition, the Alliance refinery in Louisiana returned to normal operations in mid-April 2006 following hurricane-related downtime.

International R&M

Net income from our international R&M operations increased 58 percent in the second quarter of 2006 and 21 percent in the six-month period. The increase in the second quarter resulted primarily from higher refining volumes, lower turnaround costs, and favorable foreign currency transaction impacts, offset partially by lower marketing margins and higher maintenance and utility costs. The increase in the six-month period was mainly the result of increased refining and marketing volumes, lower turnaround costs, and favorable foreign currency transaction impacts. These factors were partially offset by lower refining and marketing margins and higher maintenance and utility costs.

Our international refining capacity utilization rate was 94 percent in the second quarter of 2006, the same as in the corresponding quarter of 2005. The utilization rate was impacted by scheduled downtime at certain refineries.

LUKOIL Investment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Net Income	$387	148	636	258

Operating Statistics*
Net crude oil production (thousands of barrels daily)	346	215	326	203
Net natural gas production (millions of cubic feet daily)	343	50	221	58
Net refinery crude oil processed (thousands of barrels daily)	168	101	165	97
*	Represents our net share of our estimate of LUKOIL’s production and processing.

This segment represents our investment in the ordinary shares of LUKOIL, an international, integrated oil and gas company headquartered in Russia, which we account for under the equity method. As of June 30, 2006, our ownership interest in LUKOIL was 18.0 percent. We base our ownership interest calculation on the total shares issued by LUKOIL, which was 850.6 million shares, based on latest available public data. We have not reduced the shares-issued amount for shares held by LUKOIL subsidiaries classified as “treasury shares,” pending final determination of whether these “treasury shares” should be classified as outstanding when determining our equity-method ownership interest in LUKOIL. If these shares were excluded from the denominator of our ownership calculation, it would increase our ownership interest by approximately 0.5 percent, based on latest available public data. This would have the corresponding effect of increasing our equity-method earnings.

In addition to our estimate of our equity share of LUKOIL’s earnings, this segment also reflects the amortization of the basis difference between our equity interest in the net assets of LUKOIL and the historical cost of our investment in LUKOIL and includes the costs associated with the employees seconded to LUKOIL.

Because LUKOIL’s accounting cycle close and preparation of U.S. generally accepted accounting principles (GAAP) financial statements are not available prior to our reporting deadline, our equity earnings and statistics for our LUKOIL investment are estimated, based on current market indicators, historical production and cost trends of LUKOIL, and other objective data. Once the difference between actual and estimated results is known, an adjustment is recorded. This estimate-to-actual adjustment will be a recurring component of future period results. The adjustment to our LUKOIL Investment fourth-quarter 2005 and first-quarter 2006 estimated results, recorded in the second quarter of 2006, increased net income $78 million.

Net income from the LUKOIL Investment segment increased 161 percent in the second quarter of 2006 and 147 percent in the first six months of 2006. These increases were the result of higher estimated crude oil and petroleum products sales prices and an increase in our ownership percentages. In addition, net income increased as a result of the estimate-to-actual adjustment described above. These items were partially offset by higher estimated mineral extraction and crude oil export taxes.

Chemicals

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Net Income	$103	63	252	196

The Chemicals segment consists of our 50 percent interest in Chevron Phillips Chemical Company LLC (CPChem), which we account for using the equity method of accounting. CPChem uses natural gas liquids and other feedstocks to produce petrochemicals, such as ethylene, propylene, styrene, benzene, and paraxylene. These products are then marketed and sold, or used as feedstocks to produce plastics and commodity chemicals, such as polyethylene, polystyrene and cyclohexane.

Net income from the Chemicals segment increased 63 percent in the second quarter of 2006 and 29 percent in the six-month period. Results for the second quarter reflected improved olefins and polyolefins margins and volumes, partially offset by the negative impact of tax law changes during 2006. The improvement in results for the six-month period was primarily due to higher olefins and polyolefins margins and volumes, as well as payments received from insurers related to CPChem’s business interruption insurance claim attributable to losses sustained in 2005 from Hurricane Rita. These increases were offset slightly by lower margins from aromatics and styrenics, higher utility costs, and the negative impact of tax law changes enacted during 2006.

Emerging Businesses

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net Income (Loss)
Technology solutions	$(4)	(4)	(16)	(6)
Gas-to-liquids	(3)	(7)	(7)	(14)
Power	3	9	34	11
Other	(8)	(6)	(15)	(7)
	$(12)	(8)	(4)	(16)

The Emerging Businesses segment includes the development of new businesses outside our traditional operations. These activities include gas-to-liquids (GTL) operations, power generation, technology solutions such as sulfur removal technologies, and emerging technologies, such as renewable fuels and emission management technologies.

The Emerging Businesses segment incurred a net loss of $12 million in the second quarter of 2006, compared with a net loss of $8 million in the second quarter of 2005. The second quarter of 2006 was impacted by a write-down of a damaged gas turbine at a domestic power plant, offset slightly by improved international power margins. The first six months of 2006 resulted in a net loss of $4 million, compared with a net loss of $16 million in the first six months of 2005. The improved results in the first six months of 2006 reflect improved margins from the Immingham power plant in the United Kingdom, offset partially by the write-down of the damaged gas turbine at a domestic power plant.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net Income (Loss)
Net interest	$(243)	(84)	(320)	(185)
Corporate general and administrative expenses	(39)	(46)	(65)	(104)
Discontinued operations	—	7	—	(4)
Acquisition-related costs	(39)	—	(44)	—
Other	(91)	(49)	(151)	(74)
	$(412)	(172)	(580)	(367)

After-tax net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest increased 189 percent in the second quarter of 2006 and 73 percent in the six-month period. The increases were primarily due to higher average debt levels as a result of the acquisition of Burlington Resources. These increases were offset slightly by increased interest income and higher amounts of interest being capitalized.

After-tax corporate general and administrative expenses decreased 15 percent in the second quarter of 2006 and 38 percent in the six-month period, primarily due to reduced benefit-related expenses.

Acquisition-related costs included change-in-control costs associated with seismic contracts and other transition costs.

The category “Other” consists primarily of items not directly associated with the operating segments on a stand-alone basis, including certain foreign currency transaction gains and losses, and environmental costs associated with sites no longer in operation. Results from Other were lower in both 2006 periods due to unfavorable foreign currency transactions and tax law changes.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars
	At June 30 2006	At December 31 2005

Current ratio	.8	.9
Notes payable and long-term debt due within one year	$4,571	1,758
Total debt	$29,510	12,516
Minority interests	$1,246	1,209
Common stockholders’ equity	$77,377	52,731
Percent of total debt to capital*	27%	19
Percent of floating-rate debt to total debt	46%	9
*Capital includes total debt, minority interests and common stockholders’ equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, primarily cash generated from operating activities. During the first six months of 2006, available cash was used to support our ongoing capital expenditures and investments program, pay dividends, repurchase shares of our common stock, and fund a portion of our acquisition of Burlington Resources. Total dividends paid on our common stock during the first six months were $1,091 million. During the first six months of 2006, cash and cash equivalents declined $1,560 million to $654 million, inclusive of cash acquired with the Burlington Resources acquisition.

In addition to cash flows from operating activities, we also rely on our cash balance, commercial paper and credit facility programs, and our universal shelf registration statement to support our short- and long-term liquidity requirements. We anticipate these sources of liquidity will be adequate to meet our funding requirements through 2006, including our capital spending program and required debt payments.

On March 31, 2006, we closed on our $33.9 billion acquisition of Burlington Resources by issuing approximately 270.4 million shares of our common stock, 32.1 million of which were issued from treasury shares, and paying approximately $17.5 billion in cash, of which about $15.3 billion was financed with short- and long-term debt. See Significant Sources of Capital below, as well as Note 4—Acquisition of Burlington Resources Inc., and Note 12—Debt, in the Notes to Consolidated Financial Statements, for additional information on the acquisition.

Significant Sources of Capital

Operating Activities

During the first six months of 2006, cash from operating activities totaled $9,644 million, compared with cash from operations of $6,857 million in the corresponding period of 2005. The 41 percent increase resulted primarily from higher income from continuing operations.

Income from continuing operations increased $2,423 million, compared with the same period of 2005. Contributing to the improvement were the inclusion of the operating activity of Burlington Resources beginning in the second quarter of 2006, higher crude oil and natural gas sales prices, as well as higher U.S. refining margins.

Our cash flows from operating activities, for both the short- and long-term, are highly dependent upon prices for crude oil, natural gas and natural gas liquids, as well as refining and marketing margins. During the first six months of 2006 and 2005, we benefited from favorable crude oil and natural gas prices, as well as refining margins. The sustainability of these prices and margins are driven by market conditions over which we have no control. In addition, the level of our production volumes of crude oil, natural gas and natural gas liquids also impacts our cash flows. These production levels are impacted by such factors as acquisitions and dispositions of fields, field production decline rates, new technologies, operating efficiency, weather conditions, the addition of proved reserves through exploratory success, and the timely and cost-effective development of those proved reserves.

Commercial Paper and Credit Facilities

At June 30, 2006, we had two revolving credit facilities totaling $5 billion, which expire in October 2010, and a $2.5 billion five-year revolving credit facility we entered into in April 2006. These facilities may be used as direct bank borrowings, as support for the ConocoPhillips $7.5 billion commercial paper program, as support for the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, or as support for issuances of letters of credit totaling up to $750 million. The facilities are broadly syndicated among financial institutions and do not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings. The credit facilities do contain a cross-default provision relating to our, or any of our consolidated subsidiaries’, failure to pay principal or interest on other debt obligations of $200 million or more. At June 30, 2006, and December 31, 2005, we had no outstanding borrowings under the credit facilities, but $62 million in letters of credit had been issued at both dates. Under both commercial paper programs, there was $4,052 million of commercial paper outstanding at June 30, 2006, compared with $32 million at December 31, 2005. The commercial paper increase resulted from efforts to reduce the bridge facilities discussed below.

While the stability of our cash flows from operating activities benefits from geographic diversity and the effects of upstream and downstream integration, our operating cash flows remain exposed to the volatility of commodity crude oil and natural gas prices and refining and marketing margins, as well as periodic cash needs to finance tax payments and crude oil, natural gas and petroleum product purchases. At June 30, 2006, our primary funding source for short-term working capital needs was the ConocoPhillips $7.5 billion commercial paper program, a portion of which may be denominated in other currencies (limited to euro 3 billion equivalent). Commercial paper maturities are generally limited to 90 days.

Financing the Burlington Resources Inc. Acquisition

We completed our acquisition of Burlington Resources Inc. by issuing approximately 270.4 million of our common shares, 32.1 million of which were issued from treasury shares, and paying approximately $17.5 billion in cash. We acquired $3.2 billion in cash and assumed $4.3 billion of debt from Burlington Resources in the acquisition. The cash payment was made through borrowings from two $7.5 billion bridge facilities, combined with $2.1 billion from cash balances and the issuance of $300 million in commercial paper. The bridge facilities were both 364-day loan facilities with pricing and terms similar to our existing revolving credit facilities.

In April 2006, we entered into and funded a $5 billion five-year term loan, closed on the previously mentioned $2.5 billion five-year revolving credit facility, increased the ConocoPhillips commercial paper program to $7.5 billion, and issued $3 billion of debt securities. The term loan and new credit facility were executed with a group of 36 banks and have terms and pricing provisions similar to our two other existing revolving credit facilities. The proceeds from the term loan, debt securities and issuances of commercial paper, together with our cash balances and cash provided by operations, allowed us to reduce the balance outstanding under the $15 billion bridge facilities to $1 billion at June 30, 2006. The remaining balance under the bridge facilities had been repaid by August 1, 2006.

The $3 billion of debt securities were issued under a new shelf registration statement filed with the U.S. Securities and Exchange Commission in early April 2006 allowing for the issuance of various types of debt and equity securities. Of this issuance, $1 billion of Floating Rate Notes due April 11, 2007, were issued by ConocoPhillips, and $1.25 billion of Floating Rate Notes due April 9, 2009, and $750 million of 5.50% Notes due 2013 were issued by ConocoPhillips Australia Funding Company, a wholly owned subsidiary. ConocoPhillips guarantees the obligations of ConocoPhillips Australia Funding Company.

Shelf Registration

In mid-April 2006, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission, under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Minority Interests

At June 30, 2006, we had outstanding $1,246 million of equity in less than wholly owned consolidated subsidiaries held by minority interest owners, including a minority interest of $508 million in Ashford Energy Capital S.A. The remaining minority interest amounts are primarily related to controlled-operating joint ventures with minority interest owners. The largest of these, $714 million, was related to the Bayu-Undan liquefied natural gas project in the Timor Sea and northern Australia.

Off-Balance Sheet Arrangements

Affiliated Companies

Qatargas 3 is an integrated project to produce and liquefy natural gas from Qatar’s North field. We own a 30 percent interest in the project. The other participants in the project are affiliates of Qatar Petroleum (68.5 percent) and Mitsui & Co., Ltd. (1.5 percent). Our interest is held through a jointly owned company, Qatar Liquefied Gas Company Limited (3), for which we use the equity method of accounting. Qatargas 3 secured project financing of $4 billion in December 2005, consisting of $1.3 billion of loans from export credit agencies (ECA), $1.5 billion from commercial banks, and $1.2 billion from ConocoPhillips. The ConocoPhillips loan facilities have substantially the same terms as the ECA and commercial bank facilities. Prior to project completion certification, all loans, including the ConocoPhillips loan facilities, are guaranteed by the participants, based on their respective ownership interests. Accordingly, our maximum exposure to this financing structure is $1.2 billion. Upon completion certification, which is expected by December 31, 2009, all project loan facilities, including the ConocoPhillips loan facilities, will become non-recourse to the project participants.

At June 30, 2006, Qatargas 3 had $726 million outstanding under all the loan facilities, $218 million of which was loaned by ConocoPhillips.

Capital Requirements

For information about the financing of the Burlington Resources Inc. acquisition or our capital expenditures and investments, see the “Significant Sources of Capital” section and the “Capital Spending” section, respectively.

Our balance sheet debt at June 30, 2006, was $29.5 billion and our debt-to-capital ratio was 27 percent, compared with a debt balance of $12.5 billion and a debt-to-capital ratio of 19 percent at year-end 2005. Both increases reflect debt issuances of approximately $15.3 billion during the first quarter of 2006 related to the acquisition of Burlington Resources. In addition, we assumed $3.9 billion of Burlington Resources debt and recognized an incremental debt increase of $406 million to record Burlington Resources debt at its fair value. See Note 12—Debt, in the Notes to Consolidated Financial Statements, for additional information about these debt increases.

In May 2006, we redeemed our $240 million 7.625% Notes upon their maturity and redeemed our $129 million of 6.60% Notes due in 2007, at a premium of $4 million, plus accrued interest.

On February 4, August 11, and November 15, 2005, we announced separate stock repurchase programs, each of which provides for the purchase of up to $1 billion of the company’s common stock over a period of up to two years. Acquisitions for the share repurchase programs are made at management’s discretion at prevailing prices, subject to market conditions and other factors. Purchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock purchased under the programs are initially held as treasury shares. During the first six months of 2006, we purchased 6.7 million shares of our common stock, at a cost of $425 million under the programs. Through July 31, 2006, under the three programs, we had purchased a total of 38.7 million shares, at a cost of $2.3 billion.

In December 2005, we entered into a credit agreement with Qatargas 3, whereby we will provide loan financing of approximately $1.2 billion for the construction of an LNG train in Qatar. This financing will represent 30 percent of the project’s total debt financing. Through June 30, 2006, we had provided $218 million in loan financing, including accrued interest. See the “Off-Balance Sheet Arrangements” section for additional information on Qatargas 3.

In July 2004, we announced the finalization of our transaction with Freeport LNG Development, L.P. (Freeport LNG) to participate in a proposed LNG receiving terminal in Quintana, Texas. Construction began in early 2005. We do not have an ownership interest in the facility, but we do have a 50 percent interest in the general partnership managing the venture, along with contractual rights to regasification capacity of the terminal. We entered into a credit agreement with Freeport LNG, whereby we will provide loan financing of approximately $630 million for the construction of the facility. Through June 30, 2006, we had provided $357 million in loan financing, including accrued interest.

In the fall of 2004, ConocoPhillips and LUKOIL agreed to the expansion of the Varandey terminal as part of our investment in the OOO Naryanmarneftegaz (NMNG) joint venture. Production from the NMNG joint-venture fields is transported via pipeline to LUKOIL’s existing terminal at Varandey Bay on the Barents Sea and then shipped via tanker to international markets. LUKOIL intends to complete an expansion of the terminal oil-throughput capacity from 30,000 barrels per day to up to 240,000 barrels per day, with ConocoPhillips participating in the design and financing of the terminal expansion. We have an obligation to provide loan financing to Varandey Terminal Company for 30 percent of the costs of the terminal expansion, but we will have no governance or ownership interest in the terminal. Based on the current estimate from the operator, we assess our total loan obligation for the terminal expansion to be approximately $345 million at current exchange rates. This amount will be adjusted as the design is finalized and the expansion project proceeds. Through June 30, 2006, we had provided $123 million in loan financing, including accrued interest.

Our loans to Qatargas 3, Freeport LNG and Varandey Terminal Company are included in the “Investments and long-term receivables” line on the balance sheet.

Contractual Obligations

Our contractual purchase obligations at June 30, 2006, were estimated to be $91 billion, an increase of $5 billion from the amount reported at December 31, 2005. The majority of the increase results from higher crude oil and product purchase obligations, reflecting higher commodity prices plus higher volumes as a result of the Burlington Resources acquisition.

Capital Spending

Capital Expenditures and Investments

	Millions of Dollars
	Six Months Ended June 30
	2006	2005
E&P
United States—Alaska	$439	358
United States—Lower 48	736	540
International	3,203	2,645
	4,378	3,543
Midstream	2	1
R&M
United States	822	563
International	1,288	72
	2,110	635
LUKOIL Investment	1,260	708
Chemicals	—	—
Emerging Businesses	40	3
Corporate and Other	126	57
	$7,916	4,947
United States	$2,161	1,518
International	5,755	3,429
	$7,916	4,947

E&P

UNITED STATES

Alaska

During the first six months of 2006, we continued development drilling in the Greater Kuparuk Area, the Greater Prudhoe Area, the Alpine field and the West Sak development. We continued work on the construction of Alpine’s first satellite fields, Nanuq and Fiord, the startup of which is expected in the second half of 2006. In addition, expenditures were made to progress the construction of our fifth and final Endeavour Class tanker, as well as exploration activities.

We and our co-venturers in the Trans-Alaska Pipeline System also continued a project, which began in 2004, to upgrade the pipeline’s pump stations. A phased startup of the project is expected to take place in the fourth quarter of 2006, with completion in 2007.

In July 2006, we announced the discovery and test production from the Qannik accumulation, the third satellite oil field overlying the Alpine field. We have a 78 percent interest in the Alpine field and its satellites.

Lower 48 States

In the Lower 48, capital expenditures during the first half of 2006 focused on onshore, with the development of natural gas reserves within core areas, including the San Juan Basin of New Mexico, the

Lobo Trend of South Texas, the Bossier Trend of East Texas, the Barnett Shale Trend of North Texas, and the Permian Basin of West Texas. In addition, offshore capital was expended for the continued development of the Ursa, Magnolia and K2 fields in the deepwater of the Gulf of Mexico.

CANADA

During the first six months of 2006, we continued developing our Surmont heavy-oil project and the Syncrude Stage III expansion-mining project in the Canadian province of Alberta, where the upgrader expansion portion of the project was put into operation in May 2006 and is expected to be fully operational in the third quarter of 2006. In addition, capital expenditures were also focused on development of our conventional oil and gas reserves in Western Canada and progressing the Mackenzie Delta gas project.

VENEZUELA

In the Gulf of Paria, development drilling began on the Corocoro project in the second quarter of 2006. A floating storage and offloading vessel (FSO) is due to arrive and completion of pipelines and FSO mooring is expected in the fourth quarter of 2006. Field production is expected to commence in mid-2008 upon installation of the central processing platform.

NORTHWEST EUROPE

In the U.K. and Norwegian sectors of the North Sea, funds were invested during the first half of 2006 for development of the Britannia satellite fields—Callanish and Brodgar—where production is expected in 2007; continued development drilling on the Ekofisk Area growth project, where production began in October 2005; and the Alvheim project, where production is scheduled to begin in 2007.

AFRICA AND MIDDLE EAST

In late-December 2005, we announced, in conjunction with our co-venturers, an agreement with the Libyan National Oil Corporation on the terms under which we would return to our former crude oil and natural gas production operations in the Waha concessions in Libya. The terms include a 25-year extension of the concessions to 2031-2034; a payment to the Libyan National Oil Corporation of $1.3 billion ($520 million net to ConocoPhillips) for the acquisition of an ownership interest in, and extension of, the concessions; and an estimated contribution to unamortized investments made since 1986 of $530 million ($212 million net to ConocoPhillips) that were agreed to be paid as part of the 1986 standstill agreement to hold the assets in escrow for the U.S.-based co-venturers. Of the total amount to be paid by ConocoPhillips, $520 million was paid in January 2006, with the balance expected to be paid in December 2006.

Qatargas 3 is an integrated project comprised of upstream natural gas production facilities expected to produce natural gas from Qatar’s North field over a 25-year life. The project also includes a 7.8-million-gross-ton-per-year LNG facility. LNG from the facility will be shipped from Qatar in a fleet of large LNG vessels, for sale primarily in the United States. The project is jointly owned by Qatar Petroleum (68.5 percent), ConocoPhillips (30 percent) and Mitsui & Co., Ltd. (1.5 percent).

In the second quarter of 2006, we signed an interim agreement with affiliates of ExxonMobil and Qatar Petroleum to acquire an ownership interest in, and capacity utilization rights to, a planned LNG regasification facility and associated pipeline located on the Sabine-Neches Industrial Ship Channel northwest of Sabine Pass, Texas (Golden Pass). Subject to the negotiation of a definitive joint-venture agreement, the proposed Golden Pass LNG regasification terminal would provide ConocoPhillips with regasification capacity for a substantial portion of the LNG produced from Qatargas 3. In addition to

Golden Pass, the participants in Qatargas 3 continue to pursue other market alternatives for Qatargas 3 LNG production. The first LNG cargos are expected to be delivered from Qatargas 3 in 2009.

RUSSIA AND CASPIAN SEA

Russia

We have a 30 percent economic interest and a 50 percent voting interest in OOO Naryanmarneftegaz (NMNG), a joint venture with LUKOIL established in June 2005 to explore for and develop oil and gas resources in the northern part of Russia’s Timan-Pechora province. We are working with LUKOIL, through NMNG, to develop the Yuzhno Khylchuyu (YK) field.

Caspian Sea

In the first six months of 2006, we continued to participate in construction activities to develop the Kashagan field on the Republic of Kazakhstan shelf in the North Caspian Sea. We have a 9.26 percent interest in the North Caspian Sea Production Sharing Agreement, which includes the Kashagan field.

ASIA PACIFIC

Timor Sea

In the Timor Sea, we continued with the development of the Bayu-Undan natural gas project. During the second quarter of 2006, construction work was concluded and commissioning and startup activities of the onshore facility were also completed.

Indonesia

During the first half of 2006, we continued to invest funds to develop the Belanak, Kerisi, Hiu and North Belut fields in the South Natuna Sea Block B. In South Sumatra, we continued to develop the Suban Phase II project, which is an expansion of the existing Suban gas plant.

China

Work continued on the development of Phase II of the Peng Lai 19-3 oil field, as well as concurrent development of the nearby Peng Lai 25-6 field in 2006. The development of Peng Lai 19-3 and Peng Lai 25-6 will include multiple wellhead platforms and a larger floating production, storage and offloading vessel. Development drilling started on the first new wellhead platform during the second quarter of 2006.

R&M

In the United States, we continued to expend funds related to clean fuels, safety and environmental projects during the first six months of 2006. A significant area of focus was ultra-low-sulfur diesel production capability, which was added at nine refineries during the second quarter of 2006. In addition, funds were spent on projects to improve light oil yields, lower crude costs and increase capacity at selected refineries.

Internationally, in February 2006, we announced the completion of the purchase of the Wilhelmshaven refinery in Wilhelmshaven, Germany. The purchase included the 260,000-barrel-per-day refinery, a marine terminal, rail and truck loading facilities, and a tank farm, as well as another entity, which provides commercial and administrative support to the refinery. The acquisition of the Wilhelmshaven refinery increased our overall international refining capacity by 60 percent, from 433,000 barrels per day to 693,000 barrels per day. We continue to make initial expenditures toward a deep conversion project that will allow us to improve the Wilhelmshaven refinery to a high-complexity refinery, resulting in expanded production of more valuable light-end products, such as gasoline and ultra-low-sulfur diesel.

In addition, we continued to invest in our ongoing refining and marketing operations outside the United States. The focus remained on upgrading and increasing profitability of our existing assets.

LUKOIL Investment

During the first half of 2006, we increased our ownership interest in LUKOIL to 18.0 percent at June 30, 2006, from 16.1 percent at December 31, 2005. Purchases of LUKOIL shares are expected to continue through the remainder of 2006.

2006 Capital Budget

Our capital expenditures and investments budget for 2006 has been increased to $17 billion. This amount now includes the capital program for Burlington Resources from March 31, 2006, through the remainder of the year, and the estimated investment necessary to bring our ownership in LUKOIL to 20 percent. In addition, we expect to provide loans of approximately $1 billion during 2006 to certain affiliated companies. See Note 8—Investments and Long-Term Receivables, in the Notes to the Consolidated Financial Statements, for additional information.

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

We, from time to time, receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2005, we reported we had been notified of potential liability under CERCLA and comparable state laws at 66 sites around the United States. At June 30, 2006, we had resolved seven of these sites and had received three new notices of potential liability, leaving 62 unresolved sites where we have been notified of potential liability.

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

Many of these liabilities result from CERCLA, RCRA and similar state laws that require us to undertake certain investigative and remedial activities at sites where we conduct, or once conducted, operations or at sites where ConocoPhillips-generated waste was disposed. The accrual also includes a number of sites we have identified that may require environmental remediation, but which are not currently the subject of CERCLA, RCRA or state enforcement activities. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the future, we may incur significant costs under both CERCLA and RCRA. Considerable uncertainty exists with respect to these costs, and under adverse changes in circumstances, potential liability may exceed amounts accrued as of June 30, 2006.

Remediation activities vary substantially in duration and cost from site to site, depending on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, and the presence or absence of potentially liable third parties. Therefore, it is difficult to develop reasonable estimates of future site remediation costs.

At June 30, 2006, our balance sheet included a total environmental accrual of $982 million, compared with $989 million at December 31, 2005. We expect to incur a substantial majority of these expenditures within the next 30 years.

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

NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  This Interpretation provides guidance on recognition, classification, and disclosure concerning uncertain tax liabilities. The evaluation of a tax position will require recognition of a tax benefit if it is more likely than not that it will be sustained upon examination. This Interpretation is effective beginning January 1, 2007. We are currently evaluating the impact on our financial statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  The consensus requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. This Issue is effective for financial reports beginning after December 15, 2006. We do not expect to change our presentation of such taxes, and we will provide additional disclosure upon the adoption of the Issue.

OUTLOOK

In May 2006, the governor of Alaska announced an agreement in principle, between his administration and the co-venturers in the Alaska gas pipeline project on proposed terms of a fiscal contract under Alaska’s Stranded Gas Development Act (SGDA). The contract would provide for long-term clarity and certainty relating to royalty and tax obligations, as well as terms for participation in the project by the state of Alaska. Under the SGDA, the proposed fiscal contract is subject to public review, as well as legislative review and authorization, before the governor may execute it.

In February 2006, the governor of Alaska announced proposed legislation to change the state’s oil and gas production tax structure. The proposed structure would be based on a percentage of revenues, less certain expenditures, and include certain incentives to encourage new investment. The bill expired without passage at the end of the legislative session in May 2006 and again at the end of a special legislative session called by the governor in June 2006. The legislature is currently reconsidering the bill along with alternative production tax structures at a second special legislative session called by the governor. If enacted, we would anticipate an increase in our production taxes in Alaska, based on an initial assessment of the proposed legislation.

In June 2006, we announced we had acquired a 24 percent interest in the planned 1,663-mile Rockies Express Pipeline project, with an additional 1 percent interest scheduled to be acquired after the construction of the pipeline is completed. The planned route of the natural gas pipeline is from the Cheyenne Hub in Weld County, Colorado, to the Clarington Hub in eastern Ohio. The estimated gross construction cost of the pipeline is approximately $4 billion.

Also in June 2006, the Federal Energy Regulatory Commission and the Regulatory Commission of Alaska ruled in a proceeding involving a method for compensating shippers according to the quality of crude oil they ship through the Trans-Alaska Pipeline System (quality bank). The rulings establish new valuation methodologies and require adjustments to quality bank payments retroactive to February 1, 2000. Based on our evaluations of the rulings, and taking into account contractual provisions with our crude oil customers regarding quality bank payments, we recorded a current liability for our required retroactive payments to the quality bank, and a current receivable for amounts due from our crude oil customers, in our June 30, 2006, balance sheet. There was no impact to our second quarter or six months results of operations related to this matter.

On July 19, 2006, the United Kingdom enacted an increase in the rate of supplementary corporation tax applicable to U.K. upstream activity from 10 percent to 20 percent, with retroactive effect from January 1, 2006. This resulted in the U.K. upstream corporation tax rate increasing from 40 percent to 50 percent. The rate of U.K. petroleum revenue tax was unchanged. The earnings impact of these changes will be reflected in our financial statements in the third quarter of 2006 when we expect to record a charge of about $400 million, comprised of approximately $275 million for revaluing the December 31, 2005, deferred tax liability, and approximately $125 million to adjust tax expense to reflect the new rate from January 1, 2006, through June 30, 2006.

Based on public comments by Venezuelan government officials, Venezuelan legislation could be enacted that would increase the income tax rate on foreign companies operating in the Orinoco Oil Belt from 34 percent to 50 percent. Additionally, government officials have made public statements about the goal of increasing government ownership interests in heavy-oil projects to greater than 50 percent, potentially impacting our investments in the Petrozuata and Hamaca projects. Initial meetings with the Ministry of Energy and Petroleum could occur in the second half of 2006.

In July 2006, we announced the signing of a Memorandum of Understanding with International Petroleum Investment Company (IPIC) of Abu Dhabi to identify new upstream and downstream opportunities for joint investment. The parties also announced the signing of a Heads of Agreement to conduct a feasibility study for construction of a world scale refinery in Fujairah, United Arab Emirates. The refinery would have a capacity of 500,000 barrels per day and serve global markets. If the parties decide to proceed with the refinery, it is expected we would form a joint venture with IPIC to own and operate the refinery, with ConocoPhillips holding a 49 percent interest.

In May 2006, we signed a Memorandum of Understanding with the Saudi Arabian Oil Company to conduct a detailed evaluation of a proposed development of a 400,000-barrel-per-day, full-conversion refinery in Yanbu, Saudi Arabia. The refinery would be designed to process Arabian heavy crude oil and produce high-quality, ultra-low-sulfur refined products.

In April 2006, we announced the commencement of an asset rationalization process to evaluate our asset base to identify those assets that may no longer fit into our strategic plans or those that could bring more value by being monetized in the near term. We are targeting this rationalization process to result in proceeds from asset dispositions of up to $3 billion. Assets throughout our businesses are being evaluated. No assets have met the “held for sale” criteria of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” pending determination of the specific assets to be sold and commencement of an active marketing program. Although we expect the asset rationalization process to result in financial gains overall, if the “held for sale” criteria is met in the third quarter of 2006, it is reasonably likely we will record asset impairments on certain assets at that time.

In E&P, we expect our production in the third quarter of 2006 will be impacted by seasonal maintenance scheduled in Alaska, the United Kingdom and Venezuela. In R&M, we expect our turnaround activity to be lower in the third quarter than the previous quarters of 2006.

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

•                  Unexpected technological or commercial difficulties in manufacturing, refining, or transporting our products, including synthetic crude oil and chemicals products.

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

•                  Failure to complete definitive agreements and feasibility studies for, and to timely complete construction of, announced and future LNG and refinery projects and related facilities.

•                  Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events or terrorism.

•                  International monetary conditions and exchange controls.

•                  Liability for remedial actions, including removal and reclamation obligations, under environmental regulations.

•                  Liability resulting from litigation.

•                  General domestic and international economic and political developments, including armed hostilities, changes in governmental policies relating to crude oil, natural gas, natural gas liquids or refined product pricing and taxation, other political, economic or diplomatic developments, and international monetary fluctuations.

•                  Changes in tax and other laws, regulations or royalty rules applicable to our business.

•                  Inability to obtain economical financing for projects, construction or modification of facilities and general corporate purposes.

•                  Our ability to successfully integrate the operations of Burlington Resources into our own operations.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the six months ended June 30, 2006, does not differ materially from that discussed under Item 7A of ConocoPhillips’ Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.    CONTROLS AND PROCEDURES

As of June 30, 2006, with the participation of our management, our Chairman, President and Chief Executive Officer (principal executive officer) and our Executive Vice President, Finance, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President, Finance, and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2006.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the second quarter of 2006 and any material developments with respect to those matters previously reported in ConocoPhillips’ 2005 Form 10-K or first-quarter 2006 Form 10-Q. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s regulations.

On June 30, 2006, the Texas Commission on Environmental Quality (TCEQ) issued a Notice of Enforcement (NOE) to ConocoPhillips’ Sweeny refinery. The NOE alleges that stack tests performed on the Sweeny Unit 3 Fluid Catalytic Cracking Regenerator showed noncompliance with the requirements of a TCEQ permit and federal air toxics (MACT) regulations. We have been informed by the TCEQ that they intend to combine this NOE with two others relating to alleged technical stack testing deficiencies and an excess emission event. No proposed penalty assessment or order for these combined events has been presented by the TCEQ. We expect to work with the TCEQ to resolve this matter.

The Bay Area Air Quality Management District (BAAQMD) has notified us of its intent to seek civil penalties for several pending Notices of Violation (NOV) issued between August 2005 and July 2006 alleging violations of various BAAQMD regulations at the Rodeo facility of our San Francisco refinery. The BAAQMD has not yet specified a penalty for these alleged violations. However, we are currently assessing these allegations and expect to work with the BAAQMD toward a resolution of these NOV.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2006	2,582,386	$68.12	2,568,684	$901
May 1-31, 2006	203,559	62.46	200,200	889
June 1-30, 2006	3,888,600	61.06	3,888,600	651
Total	6,674,545	$63.83	6,657,484
*		Includes the repurchase of common shares from company employees in connection with the company’s broad-based employee incentive plans.
**

On February 4, 2005, we announced a stock repurchase program that provided for the repurchase of up to $1 billion of the company’s common stock over a period of up to two years, which was completed in August 2005. A second repurchase program that provides for the repurchase of up to $1 billion of the company’s common stock over a period of up to two years was announced on August 11, 2005, which was completed in April 2006. A third repurchase program that provides for the repurchase of up to $1 billion of the company’s common stock over a period of up to two years was announced on November 15, 2005. Acquisitions for the share repurchase programs are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plans are initially held as treasury shares.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual stockholders meeting on May 10, 2006. A brief description of each proposal and the voting results follow:

A company proposal to elect six directors.

	For	Withheld or Against
Richard L. Armitage	1,251,842,646	30,074,022
Richard H. Auchinleck	1,252,840,024	29,076,644
Harald J. Norvik	1,253,268,975	28,647,693
William K. Reilly	1,252,608,955	29,307,713
Victoria J. Tschinkel	1,250,288,583	31,628,085
Kathryn C. Turner	1,251,195,058	30,721,610

Those directors whose term of office continued were as follows:  Norman R. Augustine; James E. Copeland, Jr.; Kenneth M. Duberstein; Ruth R. Harkin; Charles C. Krulak; Harold W. McGraw III; James J. Mulva; William R. Rhodes; J. Stapleton Roy; Bobby S. Shackouls; and William E. Wade, Jr.

A company proposal to ratify the appointment of Ernst & Young LLP as ConocoPhillips’ independent registered public accounting firm for 2006.

For	1,262,619,444
Against	9,290,912
Abstentions	10,006,312
Broker Non-Votes	—

A shareholder proposal that the Board of Directors prepare a report, at a reasonable cost and omitting proprietary information, on the potential environmental damage that would result from drilling for oil and gas in the areas inside the National Petroleum Reserve—Alaska originally protected by the 1998 Record of Decision.

For	250,827,368
Against	731,000,567
Abstentions	139,778,803
Broker Non-Votes	160,309,930

A shareholder proposal to amend the company’s governance documents to provide that director nominees shall be elected by the affirmative vote of the majority of votes cast at an annual meeting of shareholders.

For	469,172,543
Against	636,440,682
Abstentions	15,993,514
Broker Non-Votes	160,309,929

A shareholder proposal that the Board of Directors seek shareholder approval of any future extraordinary retirement benefits for senior executives.

For	428,577,888
Against	678,645,667
Abstentions	14,383,184
Broker Non-Votes	160,309,929

A shareholder proposal that the Board of Directors report to shareholders, at a reasonable cost and omitting proprietary information, on how the corporation ensures it is accountable for its environmental impacts in all of the communities where it operates.

For	90,736,076
Against	892,986,018
Abstentions	137,884,644
Broker Non-Votes	160,309,930

All six nominated directors were elected and the appointment of the independent auditors was ratified. The four shareholder proposals were not approved.

Item 6. EXHIBITS

Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

99	Unaudited Pro Forma Combined Statement of Income for the six months ended June 30, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Rand C. Berney
Rand C. Berney
Vice President and Controller
(Chief Accounting and Duly Authorized Officer)

August 3, 2006

EXHIBIT INDEX

Exhibit

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

99	Unaudited Pro Forma Combined Statement of Income for the six months ended June 30, 2006.