Form 10-Q
period 2007-06-30
CONOCOPHILLIPS
filed 2007-08-01
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 1,627,185,696 shares of common stock, $.01 par value, outstanding at June 30, 2007.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30

	2007	2006	2007	2006

Revenues and Other Income
Sales and other operating revenues*	$47,370	47,149	88,690	94,055
Equity in earnings of affiliates	1,506	1,164	2,435	2,124
Other income	521	163	1,139	224

Total Revenues and Other Income	49,397	48,476	92,264	96,403

Costs and Expenses
Purchased crude oil, natural gas and products	30,820	29,448	57,535	62,903
Production and operating expenses	2,557	2,694	5,049	4,909
Selling, general and administrative expenses	604	610	1,131	1,176
Exploration expenses	259	134	521	246
Depreciation, depletion and amortization	2,016	1,965	4,040	3,145
Impairment—expropriated assets	4,588	—	4,588	—
Impairments	98	50	97	50
Taxes other than income taxes*	4,697	4,421	9,071	8,808
Accretion on discounted liabilities	81	73	160	133
Interest and debt expense	319	360	626	475
Foreign currency transaction (gains) losses	(179)	18	(178)	40
Minority interests	19	21	40	39

Total Costs and Expenses	45,879	39,794	82,680	81,924

Income before income taxes	3,518	8,682	9,584	14,479
Provision for income taxes	3,217	3,496	5,737	6,002

Net Income	$301	5,186	3,847	8,477

Net Income Per Share of Common Stock (dollars)
Basic	$.18	3.13	2.34	5.58
Diluted	.18	3.09	2.31	5.49

Dividends Paid Per Share of Common Stock (dollars)	$.41	.36	.82	.72

Average Common Shares Outstanding (in thousands)
Basic	1,635,848	1,654,758	1,641,569	1,519,593
Diluted	1,657,999	1,678,445	1,663,618	1,542,752

*Includes excise taxes on petroleum products sales:	$4,069	3,922	7,910	7,912

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	June 30	December 31
	2007	2006

Assets
Cash and cash equivalents	$1,411	817
Accounts and notes receivable (net of allowance of $42 million in 2007 and $45 million in 2006)	12,144	13,456
Accounts and notes receivable—related parties	2,146	650
Inventories	5,245	5,153
Prepaid expenses and other current assets	3,435	4,990

Total Current Assets	24,381	25,066
Investments and long-term receivables	28,875	19,595
Loans and advances—related parties	1,440	1,118
Net properties, plants and equipment	85,296	86,201
Goodwill	29,597	31,488
Intangibles	907	951
Other assets	372	362

Total Assets	$170,868	164,781

Liabilities
Accounts payable	$14,357	14,163
Accounts payable—related parties	1,776	471
Notes payable and long-term debt due within one year	1,109	4,043
Accrued income and other taxes	4,072	4,407
Employee benefit obligations	669	895
Other accruals	1,934	2,452

Total Current Liabilities	23,917	26,431
Long-term debt	21,703	23,091
Asset retirement obligations and accrued environmental costs	6,088	5,619
Joint venture acquisition obligation—related party	6,595	—
Deferred income taxes	20,582	20,074
Employee benefit obligations	3,565	3,667
Other liabilities and deferred credits	2,310	2,051

Total Liabilities	84,760	80,933

Minority Interests	1,180	1,202

Common Stockholders’ Equity
Common stock (2,500,000,000 shares authorized at $.01 par value) Issued (2007—1,714,314,763 shares; 2006—1,705,502,609 shares)
Par value	17	17
Capital in excess of par	42,382	41,926
Grantor trusts (at cost: 2007—43,363,722 shares; 2006—44,358,585 shares)	(746)	(766)
Treasury stock (at cost: 2007—43,765,345 shares; 2006—15,061,613 shares)	(2,969)	(964)
Accumulated other comprehensive income	2,599	1,289
Unearned employee compensation	(138)	(148)
Retained earnings	43,783	41,292

Total Common Stockholders’ Equity	84,928	82,646

Total	$170,868	164,781

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Six Months Ended
	June 30
	2007	2006

Cash Flows From Operating Activities
Net income	$3,847	8,477
Adjustments to reconcile net income to net cash provided by operating activities
Non-working capital adjustments
Depreciation, depletion and amortization	4,040	3,145
Impairment—expropriated assets	4,588	—
Impairments	97	50
Dry hole costs and leasehold impairments	281	85
Accretion on discounted liabilities	160	133
Deferred taxes	180	(222)
Undistributed equity earnings	(1,235)	(754)
Gain on asset dispositions	(927)	(56)
Other	88	(14)
Working capital adjustments
Decrease in accounts and notes receivable	210	790
Increase in inventories	(271)	(2,167)
Decrease (increase) in prepaid expenses and other current assets	285	(436)
Increase in accounts payable	1,097	564
Decrease (increase) in taxes and other accruals	(801)	49

Net Cash Provided by Operating Activities	11,639	9,644

Cash Flows From Investing Activities
Acquisition of Burlington Resources Inc.*	—	(14,284)
Capital expenditures and investments, including dry hole costs*	(5,347)	(7,916)
Proceeds from asset dispositions	2,215	73
Long-term advances/loans to affiliates	(326)	(376)
Collection of advances/loans to affiliates	66	110
Other	19	—

Net Cash Used in Investing Activities	(3,373)	(22,393)

Cash Flows From Financing Activities
Issuance of debt	765	15,874
Repayment of debt	(5,121)	(3,306)
Issuance of company common stock	181	104
Repurchase of company common stock	(2,000)	(425)
Dividends paid on company common stock	(1,342)	(1,091)
Other	(153)	(47)

Net Cash Provided by (Used in) Financing Activities	(7,670)	11,109

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2)	80

Net Change in Cash and Cash Equivalents	594	(1,560)
Cash and cash equivalents at beginning of period	817	2,214

Cash and Cash Equivalents at End of Period	$1,411	654

*	Net of cash acquired.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

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
Note 2—Changes in Accounting Principles
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
The table below shows the actual six months ended June 30, 2007, sales and other operating revenues, and purchased crude oil, natural gas and products under Issue No. 04-13, and the respective pro forma amounts had this new guidance been effective for the period included in this report prior to April 1, 2006.

	Millions of Dollars
	Six Months Ended
	June 30
	Actual	Pro Forma
	2007	2006

Sales and other operating revenues	$88,690	87,398
Purchased crude oil, natural gas and products	57,535	56,246

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
At January 1, 2007, we had unrecognized tax benefits of $912 million. Included in this balance was $468 million which, if recognized, would affect our effective tax rate.

We recognize accrued interest related to unrecognized tax benefits in interest expense, and penalties in operating expense. Accrued liabilities for interest and penalties as of January 1, 2007, totaled $99 million, net of accrued income taxes.
See Note 21—Income Taxes, for additional information about income taxes.
Note 3—Acquisition of Burlington Resources Inc.
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
The following table summarizes the final purchase price allocation of the fair value of the assets acquired and liabilities assumed as of March 31, 2006:

Millions
of Dollars
Cash and cash equivalents	$3,238
Accounts and notes receivable	1,432
Inventories	229
Prepaid expenses and other current assets	108
Investments and long-term receivables	268
Properties, plants and equipment	28,176
Goodwill	16,787
Intangibles	107
Other assets	46

Total Assets	$50,391

Accounts payable	$1,487
Notes payable and long-term debt due within one year	1,009
Accrued income and other taxes	697
Employee benefit obligations—current	248
Other accruals	254
Long-term debt	3,330
Asset retirement obligations	730
Accrued environmental costs	174
Deferred income taxes	7,849
Employee benefit obligations	347
Other liabilities and deferred credits	397
Common stockholders’ equity	33,869

Total Liabilities and Equity	$50,391

All of the goodwill was assigned to the Worldwide Exploration and Production reporting unit. Of the $16,787 million of goodwill, $7,953 million relates to net deferred tax liabilities arising from differences between the allocated financial bases and deductible tax bases of the acquired assets. None of the goodwill is deductible for tax purposes.
The following table presents pro forma information for the six months ended June 30, 2006, as if the acquisition had occurred at the beginning of 2006.

Millions
of Dollars
Pro Forma
Sales and other operating revenues	$95,960
Net income	8,920
Net income per share of common stock (dollars)
Basic	5.39
Diluted	5.31

The pro forma information is not intended to reflect the actual results that would have occurred if the companies had been combined during the period presented, nor is it intended to be indicative of the results of operations that may be achieved by ConocoPhillips in the future.
Note 4—Restructuring
In connection with the acquisition of Burlington Resources, we implemented a restructuring program as part of the effort to capture the synergies of combining the two companies. Under this program, we recorded accruals totaling $230 million in 2006 for employee severance payments, site closings, incremental pension benefit costs associated with workforce reductions, and employee relocations. Approximately 600 positions were identified for elimination during 2006, most of which were in the United States. During 2007, an additional 25 positions were identified for elimination.
Of the total accrual, $224 million was reflected in the Burlington Resources purchase price allocation as an assumed liability, and $6 million related to ConocoPhillips was reflected in selling, general and administrative expenses in 2006. The following table summarizes activity related to the non-pension portion of the accrual in the first six months of 2007:

Millions
of Dollars
Balance at December 31, 2006	$120
Benefit payments	(40)
Adjustments	15

Balance at June 30, 2007*	$95

*	Includes current liabilities of $49 million. All workforce reductions are expected to be completed by March 2008. Some costs for site closings, continuation of employee benefits, and employee relocations are expected to extend beyond one year from June 30, 2007.

Note 5—Variable Interest Entities (VIEs)
In June 2005, ConocoPhillips and OAO LUKOIL (LUKOIL) created the OOO Naryanmarneftegaz (NMNG) joint venture to develop resources in the Timan-Pechora province of Russia. The NMNG joint venture is a VIE, but we are not the primary beneficiary. We use the equity method of accounting for this investment. At June 30, 2007, the book value of our investment in the venture was $1,233 million.
See Note 11—Debt, for information about the liquidation of Phillips 66 Capital II.
Note 6—Inventories
Inventories consisted of the following:

	Millions of Dollars
	June 30	December 31
	2007	2006

Crude oil and petroleum products	$4,470	4,351
Materials, supplies and other	775	802

	$5,245	5,153

Inventories valued on the last-in, first-out (LIFO) basis totaled $4,276 million and $4,043 million at June 30, 2007 and December 31, 2006, respectively. The remainder of our inventories is valued under various methods, including first-in, first-out and weighted average. The excess of current replacement cost over LIFO cost of inventories amounted to $5,090 million and $4,178 million at June 30, 2007 and December 31, 2006, respectively.
Note 7—Assets Held for Sale
In 2006, we commenced asset rationalization efforts that led to the classification of certain assets as “held for sale” under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, at December 31, 2006, we reclassified $3,051 million of non-current assets and $604 million of non-current liabilities into current assets and current liabilities, respectively.
During the first six months of 2007, a portion of these held-for-sale assets were sold, additional assets met the held-for-sale criteria, and other assets no longer met the held-for-sale criteria. As a result, at June 30, 2007, we classified $1,652 million of non-current assets as “Prepaid expenses and other current assets” on our consolidated balance sheet and we classified $216 million of non-current liabilities as current liabilities, consisting of $166 million in “Accrued income and other taxes” and $50 million in “Other accruals.” We expect the disposal of these assets to be substantially completed by mid-2008.

The major classes of non-current assets and non-current liabilities held for sale at June 30, 2007, reclassified to current were:

Millions
of Dollars
Assets
Investments and long-term receivables	$146
Net properties, plants and equipment	1,407
Goodwill	50
Intangibles	2
Other assets	47

Total assets reclassified	$1,652

Exploration and Production (E&P)	$331
Refining and Marketing (R&M)	1,321

$1,652

Liabilities
Asset retirement obligations and accrued environmental costs	$28
Deferred income taxes	166
Other liabilities and deferred credits	22

Total liabilities reclassified	$216

E&P	$37
R&M	179

$216

Note 8—Investments, Loans and Long-Term Receivables
Investments in Venezuela
See the “Expropriated Assets” section of Note 10—Impairments, for information on the complete impairment of our investments in the Hamaca and Petrozuata projects.
EnCana Business Ventures
In October 2006, we announced a business venture with EnCana Corporation (EnCana) to create an integrated North American heavy-oil business. The transaction closed on January 3, 2007. The venture consists of two 50/50 business ventures, a Canadian upstream general partnership, FCCL Oil Sands Partnership (FCCL), and a U.S. downstream limited liability company, WRB Refining LLC (WRB). We use the equity method of accounting for both entities, with the operating results of our investment in FCCL reflecting its use of the full-cost method of accounting for oil and gas exploration and development activities.
FCCL’s operating assets consist of the Foster Creek and Christina Lake steam-assisted gravity drainage bitumen projects, both located in the eastern flank of the Athabasca oil sands in northeast Alberta. A subsidiary of EnCana is the operator and managing partner of FCCL. We are obligated to contribute $7.5 billion, plus accrued interest, to FCCL over a 10-year period beginning in 2007. For additional information on this obligation, see Note 17—Joint Venture Acquisition Obligation.
WRB’s operating assets consist of the Wood River and Borger refineries, located in Roxana, Illinois, and Borger, Texas, respectively. As a result of our contribution of these two assets to WRB, a basis difference of $5.1 billion exists due to the fair value of the contributed assets recorded by WRB exceeding their historic book value. The difference will be amortized and recognized as a benefit evenly over a period of 25 years starting from the closing date. The basis difference at June 30, 2007, is approximately $5.0 billion. We are the operator and managing partner of WRB. EnCana is obligated to contribute $7.5 billion, plus accrued interest, to WRB over a 10-year period beginning in 2007. For the Wood River refinery, operating results are shared 50/50 starting upon formation. For the Borger refinery, we are entitled to 85 percent of the operating results in 2007, 65 percent in 2008, and 50 percent in all years thereafter.
LUKOIL
Our ownership interest in LUKOIL was 20 percent at June 30, 2007, based on 851 million issued shares. For financial reporting under U.S. generally accepted accounting principles, treasury shares held by LUKOIL are not considered outstanding for determining our equity-method ownership interest in LUKOIL. Our ownership interest, based on estimated shares outstanding, was 20.5 percent at June 30, 2007.
At June 30, 2007, the book value of our ordinary share investment in LUKOIL was $10,099 million. Our share of the net assets of LUKOIL was estimated to be $7,523 million. This basis difference of $2,576 million is primarily being amortized on a unit-of-production basis. On June 30, 2007, the closing price of LUKOIL shares on the London Stock Exchange was $76.20 per share, making the total market value of our LUKOIL investment $12,963 million.
Loans to Related Parties
As part of our normal ongoing business operations and consistent with industry practice, we invest and enter into numerous agreements with other parties to pursue business opportunities, which share costs and apportion risks among the parties as governed by the agreements. Included in such activity are loans made to certain affiliated companies. Significant loans to affiliated companies at June 30, 2007, included the following:
•	$607 million in loan financing, including accrued interest, to Freeport LNG for the construction of an LNG facility. We expect to provide loan financing of approximately $630 million for the construction of the facility.

•	$255 million in loan financing, including accrued interest, to Varandey Terminal Company associated with the costs of a terminal expansion. We expect our total obligation for the terminal expansion to be approximately $525 million at current exchange rates, including interest to be accrued during construction.

•	$540 million of project financing, including accrued interest, to Qatargas 3, an integrated project to produce and liquefy natural gas from Qatar’s North field. Our maximum exposure to this financing structure is $1.2 billion.

Note 9—Properties, Plants and Equipment
The company’s investment in properties, plants and equipment (PP&E), with accumulated depreciation, depletion and amortization (Accum. DD&A), was:

	Millions of Dollars
	June 30, 2007			December 31, 2006
	Gross	Accum.	Net	Gross	Accum.	Net
	PP&E	DD&A	PP&E	PP&E	DD&A	PP&E
E&P	$95,244	26,276	68,968	88,592	21,102	67,490
Midstream	330	163	167	330	157	173
R&M	18,747	4,221	14,526	22,115	5,199	16,916
LUKOIL Investment	—	—	—	—	—	—
Chemicals	—	—	—	—	—	—
Emerging Businesses	1,091	119	972	1,006	98	908
Corporate and Other	1,301	638	663	1,229	515	714

	$116,713	31,417	85,296	113,272	27,071	86,201

Suspended Wells
The following table reflects the net changes in suspended exploratory well costs during the first six months of 2007:

Millions of Dollars
Six Months Ended
June 30, 2007
Beginning balance at January 1	$537
Additions pending the determination of proved reserves	60
Reclassifications to proved properties	(15)
Sales of suspended well investment	(22)
Charged to dry hole expense	(10)

Ending balance at June 30	$550

The following table provides an aging of suspended well balances at June 30, 2007, and December 31, 2006:

	Millions of Dollars
	June 30	December 31
	2007	2006

Exploratory well costs capitalized for a period of one year or less	$184	225
Exploratory well costs capitalized for a period greater than one year	366	312

Ending balance	$550	537

Number of projects that have exploratory well costs that have been capitalized for a period greater than one year	31	22

The following table provides a further aging of those exploratory well costs that have been capitalized for more than one year after drilling is completed, as of June 30, 2007:

	Millions of Dollars
		Suspended Since
Project	Total	2006	2005	2004	2003	2002	2001

Alpine satellite—Alaska (2)	$21	—	—	—	—	21	—
Kashagan—Kazakhstan (1)	18	—	—	—	9	—	9
Aktote—Kazakhstan (2)	19	—	—	7	12	—	—
Kairan—Kazakhstan (1)	13	—	—	13	—	—	—
Gumusut—Malaysia (2)	30	—	6	11	13	—	—
Malikai—Malaysia (2)	34	5	19	10	—	—	—
Plataforma Deltana—Venezuela (2)	21	—	6	15	—	—	—
Uge—Nigeria (1)	16	—	16	—	—	—	—
Su Tu Trang—Vietnam (2)	23	7	8	—	8	—	—
Caldita—Australia (1)	33	—	33	—	—	—	—
Enochdhu/Finlaggen—U.K. (1)	11	11	—	—	—	—	—
Humphrey—U.K. (2)	12	12	—	—	—	—	—
Clair—U.K. (1)	17	17	—	—	—	—	—
K4—U.K. (1)	12	12	—	—	—	—	—
West Sak—Alaska (2)	10	6	3	1	—	—	—
Sixteen projects of less than $10 million each (1)(2)	76	18	36	2	11	9	—

Total of 31 projects	$366	88	127	59	53	30	9

(1)	Additional appraisal wells planned.

(2)	Appraisal drilling complete; costs being incurred to assess development.
Note 10—Impairments
Expropriated Assets
On January 31, 2007, Venezuela’s National Assembly passed a law allowing the president of Venezuela to pass laws on certain matters by decree. On February 26, 2007, the president of Venezuela issued a decree (the Nationalization Decree) mandating the termination of the then-existing structures related to our heavy-oil ventures and oil production risk contracts and the transfer of all rights relating to our heavy-oil ventures and oil production risk contracts to joint ventures (“empresas mixtas”) that will be controlled by the Venezuelan national oil company or its subsidiaries.
On June 26, 2007, we announced we had been unable to reach agreement with respect to our migration to an empresa mixta structure mandated by the Nationalization Decree. Therefore, pursuant to the Nationalization Decree, Petróleos de Venezuela S.A. (PDVSA) or its affiliates directly assumed the activities associated with ConocoPhillips’ interests in the Petrozuata and Hamaca heavy-oil ventures and the offshore Corocoro oil development project. Based on Venezuelan statements that the expropriation of our oil interests in Venezuela occurred on June 26, 2007, management determined such expropriation required a complete impairment, under U.S. generally accepted accounting principles, of our investments in the Petrozuata and Hamaca heavy-oil ventures and the offshore Corocoro oil development project. Accordingly, we recorded a non-cash impairment, including allocable goodwill, of $4,588 million before-tax ($4,512 million after-tax) in the second quarter of 2007.

The impairment included equity-method investments and properties, plants and equipment. Also, this expropriation of our oil interests is viewed as a partial disposition of our Worldwide Exploration and Production reporting unit and, under the guidance in SFAS No. 142, “Goodwill and Other Intangible Assets,” required an allocation of goodwill to the expropriation event. The amount of goodwill impaired as a result of this allocation was $1,925 million.
Negotiations continue between ConocoPhillips and Venezuelan authorities concerning appropriate compensation for the expropriation of the company’s interests. We continue to preserve all our rights with respect to this situation, including our rights under the contracts we signed and under international and Venezuelan law. We will continue to evaluate our options, including international arbitration, in realizing adequate compensation for the value of our oil investments and operations in Venezuela.
We believe the value of our expropriated Venezuelan oil operations substantially exceeds the historical cost-based carrying value plus goodwill allocable to those operations. Although negotiations continue with Venezuelan authorities, it is not possible to predict with any certainty the outcome of these negotiations. Additionally, should we pursue other means of dispute resolution, U.S. generally accepted accounting principles require a claim that is the subject of litigation be presumed to not be probable of realization. Accordingly, any compensation for our expropriated assets was not considered when making the impairment determination, since to do so could result in the recognition of compensation for the expropriation prior to its realization.
At December 31, 2006, we had recorded 1,088 million barrels of oil equivalent of proved reserves related to Petrozuata and Hamaca, and 17 million barrels of oil equivalent of proved reserves related to Corocoro. The loss of proved reserves related to these projects will be reflected as a downward adjustment in our 2007 reserves.
Other Impairments
During the first six months of 2007 and 2006, we recognized the following net impairments:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Asset write-downs
E&P—United States	$1	40	1	40
E&P—International	81	10	175	10
R&M—United States	16	—	49	—
Increase in fair value of previously impaired assets—R&M	—	—	(128)	—

	$98	50	97	50

During the second quarter and six-month period of 2007, we recorded property impairments for:
•	The write-down of held-for-sale assets to fair value, less cost to sell.

•	Changes in asset retirement obligations for properties at the end of their economic life.

•	The write-down of abandoned properties or projects.

In addition and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the six-month period of 2007 included a $128 million gain for the subsequent increase in the fair value of certain assets impaired in the prior year to reflect finalized sales agreements. This gain was netted with write-downs into the “Impairments” line of the consolidated income statement.
The second quarter and six-month period of 2006 included a $40 million property impairment as a result of our decision to withdraw an application for a proposed liquefied natural gas regasification terminal. We also impaired properties due to changes in asset retirement obligation estimates.
Note 11—Debt
At June 30, 2007, we had two revolving credit facilities totaling $5 billion that expire in October 2011. Also, we had a $2.5 billion revolving credit facility whose expiration date was extended one year, in the first quarter of 2007, to April 2012 at a reduced commitment level of $2.3 billion during the one-year extension period. These facilities may be used as direct bank borrowings, as support for the ConocoPhillips $7.5 billion commercial paper program, as support for the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, or as support for issuances of letters of credit totaling up to $750 million. At June 30, 2007 and December 31, 2006, we had no outstanding borrowings under these credit facilities, but $41 million in letters of credit had been issued at both dates. Under both commercial paper programs there was $535 million of commercial paper outstanding at June 30, 2007, compared with $2,931 million at December 31, 2006.
At June 30, 2007, we had classified $535 million of short-term debt as long-term debt, based on our ability and intent to refinance the obligation on a long-term basis under our revolving credit facilities.
At December 31, 2006, Phillips 66 Capital II (Trust II), an unconsolidated VIE, had outstanding $350 million of 8% Capital Securities (Capital Securities). The sole asset of Trust II was $361 million of the company’s 8% Junior Subordinated Deferrable Interest Debentures due 2037 (Subordinated Debt Securities II). Effective January 15, 2007, we redeemed the Subordinated Debt Securities II at a premium of $14 million, plus accrued interest, resulting in the immediate redemption of the Capital Securities. Upon redemption of the Capital Securities, Trust II was liquidated.
In January 2007, we redeemed our $153 million 7.25% Notes due 2007 upon their maturity. In February 2007, we reduced our Floating Rate Five-Year Term Note due 2011 from $5 billion to $4 billion, with a subsequent reduction in July 2007 to $3 billion. In April 2007, we redeemed our $1 billion Floating Rate Notes due 2007 upon their maturity.
In May 2007, Polar Tankers, Inc., a wholly owned subsidiary, issued an offering of $645 million 5.951% Notes due 2037. The notes are fully and unconditionally guaranteed by ConocoPhillips and ConocoPhillips Company.

Note 12—Contingencies and Commitments
In the case of all known non-income-tax-related contingencies, we accrue a liability when the loss is probable and the amount is reasonably estimable. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income-tax-related contingencies, we adopted FIN 48, effective January 1, 2007. FIN 48 requires a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain. See Note 2—Changes in Accounting Principles and Note 21—Income Taxes, for additional information about income-tax related contingencies.
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
We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except for those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. At June 30, 2007, our balance sheet included a total environmental accrual of $1,027 million, compared with $1,062 million at December 31, 2006. We expect to incur the majority of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.
Legal Proceedings
Our legal organization applies its knowledge, experience, and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. Our process facilitates the early evaluation and quantification of potential exposures in individual cases. This process also enables us to track those cases which have been scheduled for trial, as well as the pace of settlement discussions in individual matters. Based on our professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, our legal organization believes there is only a remote likelihood that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our financial statements.
Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at June 30, 2007, we had performance obligations secured by letters of credit totaling $1,143 million (of which $41 million was issued under the provisions of our revolving credit facilities, and the remainder was issued as direct bank letters of credit) and various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business.
See Note 10—Impairments, for additional information about expropriated assets in Venezuela and the contingencies related to receiving adequate compensation for our oil interests in Venezuela.
Note 13—Guarantees
At June 30, 2007, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial.

Construction Completion Guarantees
•	In June 2006, we issued a guarantee for 24 percent of the $2 billion in credit facilities of Rockies Express Pipeline LLC (Rockies Express), which will be used to construct a natural gas pipeline across a portion of the United States. The maximum potential amount of future payments to third-party lenders under the guarantee is estimated to be $480 million, which could become payable if the credit facility is fully utilized and Rockies Express fails to meet its obligations under the credit agreement. It is anticipated that construction completion will be achieved at the end of 2009, and refinancing will take place at that time, making the debt non-recourse. At June 30, 2007, the carrying value of the guarantee to third-party lenders was $11 million.

•	In December 2005, we issued a construction completion guarantee for 30 percent of the $4.0 billion in loan facilities of Qatargas 3, which will be used to construct an LNG train in Qatar. Of the $4.0 billion in loan facilities, ConocoPhillips has committed to provide $1.2 billion. The maximum potential amount of future payments to third-party lenders under the guarantee is estimated to be $850 million, which could become payable if the full debt financing is utilized and completion of the Qatargas 3 project is not achieved. The project financing will be non-recourse upon certified completion, which is expected by December 31, 2009. At June 30, 2007, the carrying value of the guarantee to the third-party lenders was $11 million. For additional information, see
Note 8—Investments, Loans and Long-Term Receivables.
Guarantees of Joint-Venture Debt
•	At June 30, 2007, we had guarantees outstanding for our portion of joint-venture debt obligations, which have terms of up to 17 years. The maximum potential amount of future payments under the guarantees is approximately $120 million. Payment would be required if a joint venture defaults on its debt obligations.
Other Guarantees
•	The Merey Sweeny, L.P. (MSLP) joint-venture project agreement requires the partners in the venture to pay cash calls to cover operating expenses in the event the venture does not have enough cash to cover operating expenses after setting aside the amount required for debt service over the next 17 years. Although there is no maximum limit stated in the agreement, the intent is to cover short-term cash deficiencies should they occur. Our maximum potential future payments under the agreement are currently estimated to be $100 million, assuming such a shortfall exists at some point in the future due to an extended operational disruption.

•	In February 2003, we entered into two agreements establishing separate guarantee facilities of $50 million each for two LNG ships. Subject to the terms of each such facility, we will be required to make payments should the charter revenue generated by the respective ship fall below certain specified minimum thresholds, and we will receive payments to the extent that such revenues exceed those thresholds. The net maximum future payments that we may have to make over the 20-year terms of the two agreements could be up to $100 million in total. To the extent we receive any such payments, our actual gross payments over the 20 years could exceed that amount. In the event either ship is sold or a total loss occurs, we also may have recourse to the sales or insurance proceeds to recoup payments made under the guarantee facilities.

•	We have guarantees of the residual value of leased corporate aircraft. The maximum potential payment under these guarantees at June 30, 2007, was $200 million.

•	We have other guarantees with maximum future potential payment amounts totaling $320 million, which consist primarily of dealer and jobber loan guarantees to support our marketing business, a guarantee to fund the short-term cash liquidity deficits of a lubricants joint venture, three small construction completion guarantees, a guarantee associated with a pending lawsuit, guarantees relating to the startup of a refining joint venture, a guarantee supporting a third-party pipeline construction and guarantees of the lease payment obligations of a joint venture. The carrying amount recorded for these other guarantees, at June 30, 2007, was $50 million. These guarantees generally extend up to 15 years and payment would be required only if the dealer, jobber or lessee goes into default, if the lubricants or refining joint ventures have cash liquidity issues, if construction projects are not completed, if guaranteed parties default on lease payments, or if an adverse decision occurs in the pending lawsuit.
Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations and joint ventures and have sold several assets, including downstream and midstream assets, certain exploration and production assets, and downstream retail and wholesale sites that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at June 30, 2007, was $464 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the carrying amount recorded were $286 million of environmental accruals for known contamination that is included in asset retirement obligations and accrued environmental costs at June 30, 2007. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.
Note 14—Financial Instruments and Derivative Contracts
Derivative assets and liabilities were:

	Millions of Dollars
	June 30	December 31
	2007	2006

Derivative Assets
Current	$530	924
Long-term	82	82

	$612	1,006

Derivative Liabilities
Current	$432	681
Long-term	86	126

	$518	807

These derivative assets and liabilities appear as prepaid expenses and other current assets, other assets, other accruals, or other liabilities and deferred credits on the balance sheet.

Note 15—Comprehensive Income
ConocoPhillips’ comprehensive income was as follows:

	Millions of Dollars

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net income	$301	5,186	3,847	8,477
After-tax changes in:
Defined benefit pension plans
Net prior service cost	5	—	10	—
Net actuarial loss	14	—	30	—
Non-sponsored plans	—	—	(3)	—
Foreign currency translation adjustments	1,145	767	1,276	938
Hedging activities	(2)	6	(3)	7

Comprehensive income	$1,463	5,959	5,157	9,422

Accumulated other comprehensive income in the equity section of the balance sheet included:

	Millions of Dollars
	June 30	December 31
	2007	2006

Defined benefit pension plans	$(628)	(665)
Foreign currency translation adjustments	3,234	1,958
Deferred net hedging loss	(7)	(4)

Accumulated other comprehensive income	$2,599	1,289

Note 16—Supplemental Cash Flow Information

	Millions of Dollars
	Six Months Ended
	June 30
	2007	2006

Non-Cash Investing and Financing Activities
Issuance of stock and options for the acquisition of Burlington Resources Inc.	$—	16,343
Investment in an upstream business venture through issuance of an acquisition obligation	7,313	—
Investment in a downstream business venture through contribution of non-cash assets and liabilities	2,415	—

Cash Payments
Interest	$532	327
Income taxes	5,525	5,835

Note 17—Joint Venture Acquisition Obligation
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
Quarterly principal and interest payments of $237 million began in the second quarter of 2007, and will continue until the balance is paid. This obligation is reflected as a liability on our June 30, 2007, consolidated balance sheet. Of the principal obligation amount, approximately $578 million is short-term and is included in the “Accounts payable—related parties” line on our consolidated balance sheet. The principal portion of these payments is presented on our consolidated statement of cash flows as an other financing activity. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance.
Note 18—Employee Benefit Plans
Pension and Postretirement Plans
Three Months Ended

	Millions of Dollars
	Pension Benefits				Other Benefits
	June 30				June 30
	2007		2006		2007	2006
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$44	24	44	22	4	3
Interest cost	57	41	53	34	11	12
Expected return on plan assets	(51)	(37)	(43)	(31)	—	—
Amortization of prior service cost	2	2	3	2	4	5
Recognized net actuarial loss (gain)	16	12	22	10	(6)	(4)

Net periodic benefit costs	$68	42	79	37	13	16

Six Months Ended

	Millions of Dollars
	Pension Benefits				Other Benefits
	June 30				June 30
	2007		2006		2007	2006
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$88	48	86	43	7	7
Interest cost	114	79	103	65	22	23
Expected return on plan assets	(102)	(72)	(83)	(60)	—	—
Amortization of prior service cost	5	4	5	4	7	10
Recognized net actuarial loss (gain)	31	23	44	20	(10)	(8)

Net periodic benefit costs	$136	82	155	72	26	32

During the first six months of 2007, we contributed $218 million to our domestic qualified and non-qualified plans and $80 million to our international benefit plans. We currently expect to contribute a total of $430 million to our domestic plans and $190 million to our international plans in 2007.
Note 19—Related Party Transactions
Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006*	2007	2006*
Revenues and other income (a)	$2,884	2,435	5,502	4,219
Purchases (b)	4,089	1,802	7,299	3,320
Operating expenses and selling, general and administrative expenses (c)	98	101	206	180
Net interest income (d)	26	3	56	8

*	Restated to include additional related party amounts.

(a)	We sold natural gas to DCP Midstream and crude oil to the Malaysian Refining Company Sdn. Bhd (MRC), among others, for processing and marketing. Natural gas liquids, solvents and petrochemical feedstocks were sold to Chevron Phillips Chemical Company LLC (CPChem), gas oil and hydrogen feedstocks were sold to Excel Paralubes, and refined products were sold primarily to CFJ Properties and LUKOIL. Natural gas, crude oil, blendstock and other intermediate products were sold to WRB Refining LLC. We also sold various international marketing companies to LUKOIL in the second quarter of 2007. In addition, we charged several of our affiliates, including CPChem, Merey Sweeny L.P. (MSLP), and Hamaca Holding LLC, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)	We purchased refined products from WRB Refining. We purchased natural gas and natural gas liquids from DCP Midstream and CPChem for use in our refinery processes and other feedstocks from various affiliates. We purchased crude oil from LUKOIL, upgraded crude oil from Petrozuata C.A. and refined products from MRC. We also paid fees to various pipeline equity companies for transporting finished refined products and a price upgrade to MSLP for heavy crude processing. We purchased base oils and fuel products from Excel Paralubes for use in our refinery and specialty businesses.

(c)	We paid processing fees to various affiliates. Additionally, we paid crude oil transportation fees to pipeline equity companies.

(d)	We paid and/or received interest to/from various affiliates, including FCCL Oil Sands Partnership.
Elimination amounts related to our equity percentage share of profit or loss on the above transactions were not material.

Note 20—Segment Disclosures and Related Information
We have organized our reporting structure based on the grouping of similar products and services, resulting in six operating segments:
1)	E&P—This segment primarily explores for, produces and markets crude oil, natural gas and natural gas liquids on a worldwide basis. At June 30, 2007, our E&P operations were producing in the United States, Norway, the United Kingdom, the Netherlands, Canada, Nigeria, Ecuador, Argentina, offshore Timor Leste in the Timor Sea, Australia, China, Indonesia, Algeria, Libya, Vietnam, and Russia. The E&P segment’s U.S. and international operations are disclosed separately for reporting purposes.

2)	Midstream—This segment gathers, processes and markets natural gas produced by ConocoPhillips and others, and fractionates and markets natural gas liquids, primarily in the United States and Trinidad. The Midstream segment primarily consists of our 50 percent equity investment in DCP Midstream.

3)	R&M—This segment purchases, refines, markets and transports crude oil and petroleum products, mainly in the United States, Europe and Asia. At June 30, 2007, we owned or had an interest in 12 refineries in the United States, one in the United Kingdom, one in Ireland, two in Germany, two in the Czech Republic, and one in Malaysia. The R&M segment’s U.S. and international operations are disclosed separately for reporting purposes.

4)	LUKOIL Investment—This segment represents our investment in the ordinary shares of LUKOIL, an international, integrated oil and gas company headquartered in Russia. At June 30, 2007, our ownership interest was 20 percent, based on issued shares, and 20.5 percent, based on estimated shares outstanding.

5)	Chemicals—This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in CPChem.

6)	Emerging Businesses—The Emerging Businesses segment represents our investment in new technologies or businesses outside our normal scope of operations. Activities within this segment are currently focused on power generation and other items, such as carbon-to-liquids, technology solutions, and alternative energy and programs, such as advanced hydrocarbon processes, energy conversion technologies, new petroleum-based products, and renewable fuels.
Corporate and Other includes general corporate overhead, most interest income and expense, restructuring charges, and various other corporate activities. Corporate assets include all cash and cash equivalents.
We evaluate performance and allocate resources based on net income. Intersegment sales are at prices that approximate market.
See Note 2—Changes in Accounting Principles, for information affecting the comparability of sales and other operating revenues presented in the following tables of our segment disclosures.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Sales and Other Operating Revenues
E&P
United States	$9,465	8,798	17,737	18,117
International	5,480	7,080	11,493	14,524
Intersegment eliminations—U.S.	(1,496)	(1,517)	(2,652)	(2,722)
Intersegment eliminations—international	(1,476)	(2,121)	(2,917)	(3,375)

E&P	11,973	12,240	23,661	26,544

Midstream
Total sales	1,109	1,179	2,214	2,200
Intersegment eliminations	(45)	(247)	(104)	(531)

Midstream	1,064	932	2,110	1,669

R&M
United States	24,614	24,900	44,653	48,441
International	9,793	9,356	18,428	17,712
Intersegment eliminations—U.S.	(119)	(201)	(263)	(401)
Intersegment eliminations—international	(3)	(5)	(5)	(9)

R&M	34,285	34,050	62,813	65,743

LUKOIL Investment	—	—	—	—
Chemicals	3	4	6	7

Emerging Businesses
Total sales	131	135	300	316
Intersegment eliminations	(91)	(104)	(205)	(228)

Emerging Businesses	40	31	95	88

Corporate and Other	5	4	5	4
Other adjustments	—	(112)	—	—

Consolidated sales and other operating revenues	$47,370	47,149	88,690	94,055

Net Income (Loss)
E&P
United States	$1,055	1,300	1,971	2,481
International	(3,459)	2,004	(2,046)	3,376

Total E&P	(2,404)	3,304	(75)	5,857

Midstream	102	108	187	218

R&M
United States	1,879	1,433	2,775	1,730
International	479	275	719	368

Total R&M	2,358	1,708	3,494	2,098

LUKOIL Investment	526	387	782	636
Chemicals	68	103	150	252
Emerging Businesses	(12)	(12)	(13)	(4)
Corporate and Other	(337)	(412)	(678)	(580)

Consolidated net income	$301	5,186	3,847	8,477

	Millions of Dollars
	June 30	December 31
	2007	2006
Total Assets
E&P
United States	$35,258	35,523
International	54,026	48,143
Goodwill	25,811	27,712

Total E&P	115,095	111,378

Midstream	2,058	2,045

R&M
United States	24,071	22,936
International	9,252	9,135
Goodwill	3,786	3,776

Total R&M	37,109	35,847

LUKOIL Investment	10,350	9,564
Chemicals	2,312	2,379
Emerging Businesses	1,028	977
Corporate and Other	2,916	2,591

Consolidated total assets	$170,868	164,781

Note 21—Income Taxes
Our effective tax rate for the second quarter and first six months of 2007 was 91 percent and 60 percent, respectively, compared with 40 percent and 41 percent for the same two periods of 2006. The change in the effective tax rate for the second quarter and six months of 2007, versus the same periods of 2006, was primarily due to the impact of the expropriation of our oil interests in Venezuela (see Note 10—Impairments, for additional information). In addition to the Venezuela expropriation, the effective tax rate in excess of the domestic federal statutory rate of 35 percent was primarily due to the impact of foreign taxes.
Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” See Note 2—Changes in Accounting Principles, for additional information about the adoption of this Interpretation.
Unrecognized tax benefits increased to $1,100 million at June 30, 2007, mainly due to increases occurring in the second quarter related to tax positions taken during the current year. Included in this balance is $673 million which, if recognized, would affect our effective tax rate.
We and our subsidiaries file tax returns in the U.S. Federal jurisdiction and in many foreign and state jurisdictions. Audits in major jurisdictions, including the United States, Canada, Norway and the United Kingdom, are generally complete through 2001. Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion in the many jurisdictions in which we operate around the world. As a consequence, the balance in unrecognized tax benefits can be expected to fluctuate from period to period. It is reasonably possible that such changes could be significant when compared to our total unrecognized tax benefits, but the amount of change is not estimable.

Note 22—New Accounting Standards
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value, with all subsequent changes in fair value for the financial instrument reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair-value hedge without having to comply with complex hedge accounting rules. This Statement is effective January 1, 2008. We are currently evaluating the Statement, but we do not expect any significant impact to our consolidated financial statements.

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
This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes. Certain prior year amounts have been reclassified to conform to current period presentation.

	Millions of Dollars
	Three Months Ended June 30, 2007
			ConocoPhillips
			Australia	ConocoPhillips	ConocoPhillips
		ConocoPhillips	Funding	Canada Funding	Canada Funding	All Other	Consolidating	Total
	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated
Income Statement
Revenues and Other Income
Sales and other operating revenues	$—	30,915	—	—	—	16,455	—	47,370
Equity in earnings of affiliates	329	632	—	—	—	780	(235)	1,506
Other income	4	(70)	—	—	—	587	—	521
Intercompany revenues	58	791	30	20	12	4,754	(5,665)	—

Total Revenues and Other Income	391	32,268	30	20	12	22,576	(5,900)	49,397

Costs and Expenses
Purchased crude oil, natural gas and products	—	25,780	—	—	—	9,989	(4,949)	30,820
Production and operating expenses	—	1,109	—	—	—	1,469	(21)	2,557
Selling, general and administrative expenses	6	375	—	—	—	235	(12)	604
Exploration expenses	—	24	—	—	—	235	—	259
Depreciation, depletion and amortization	—	361	—	—	—	1,655	—	2,016
Impairment—expropriated assets	—	1,925	—	—	—	2,663	—	4,588
Impairments	—	—	—	—	—	98	—	98
Taxes other than income taxes	—	1,295	—	—	—	3,472	(70)	4,697
Accretion on discounted liabilities	—	14	—	—	—	67	—	81
Interest and debt expense	99	291	28	19	13	482	(613)	319
Foreign currency transaction (gains) losses	—	10	—	91	67	(347)	—	(179)
Minority interests	—	—	—	—	—	19	—	19

Total Costs and Expenses	105	31,184	28	110	80	20,037	(5,665)	45,879

Income before income taxes	286	1,084	2	(90)	(68)	2,539	(235)	3,518
Provision for income taxes	(15)	1,090	1	5	6	2,130	—	3,217

Net Income (Loss)	$301	(6)	1	(95)	(74)	409	(235)	301

	Millions of Dollars
	Three Months Ended June 30, 2006
			ConocoPhillips
		ConocoPhillips	Australia Funding	All Other	Consolidating	Total
	ConocoPhillips	Company	Company	Subsidiaries	Adjustments	Consolidated
Income Statement
Revenues and Other Income
Sales and other operating revenues	$—	29,584	—	17,565	—	47,149
Equity in earnings of affiliates	5,290	3,356	—	1,101	(8,583)	1,164
Other income	—	5	—	158	—	163
Intercompany revenues	21	663	26	4,373	(5,083)	—

Total Revenues and Other Income	5,311	33,608	26	23,197	(13,666)	48,476

Costs and Expenses
Purchased crude oil, natural gas and products	—	24,105	—	10,056	(4,713)	29,448
Production and operating expenses	—	1,211	—	1,507	(24)	2,694
Selling, general and administrative expenses	5	384	—	233	(12)	610
Exploration expenses	—	17	—	117	—	134
Depreciation, depletion and amortization	—	423	—	1,542	—	1,965
Impairments	—	38	—	12	—	50
Taxes other than income taxes	—	1,493	—	2,996	(68)	4,421
Accretion on discounted liabilities	—	15	—	58	—	73
Interest and debt expense	176	236	24	190	(266)	360
Foreign currency transaction losses	—	—	—	18	—	18
Minority interests	—	—	—	21	—	21

Total Costs and Expenses	181	27,922	24	16,750	(5,083)	39,794

Income before income taxes	5,130	5,686	2	6,447	(8,583)	8,682
Provision for income taxes	(56)	933	1	2,618	—	3,496

Net Income	$5,186	4,753	1	3,829	(8,583)	5,186

	Millions of Dollars
	Six Months Ended June 30, 2007
			ConocoPhillips
			Australia	ConocoPhillips	ConocoPhillips
		ConocoPhillips	Funding	Canada Funding	Canada Funding	All Other	Consolidating	Total
	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated
Income Statement
Revenues and Other Income
Sales and other operating revenues	$—	56,892	—	—	—	31,798	—	88,690
Equity in earnings of affiliates	3,892	3,654	—	—	—	1,325	(6,436)	2,435
Other income	4	(180)	—	—	—	1,315	—	1,139
Intercompany revenues	147	1,489	60	39	24	8,567	(10,326)	—

Total Revenues and Other Income	4,043	61,855	60	39	24	43,005	(16,762)	92,264

Costs and Expenses
Purchased crude oil, natural gas and products	—	47,802	—	—	—	18,620	(8,887)	57,535
Production and operating expenses	—	2,195	—	—	—	2,896	(42)	5,049
Selling, general and administrative expenses	9	688	—	—	—	464	(30)	1,131
Exploration expenses	—	46	—	—	—	475	—	521
Depreciation, depletion and amortization	—	723	—	—	—	3,317	—	4,040
Impairment—expropriated assets	—	1,925	—	—	—	2,663	—	4,588
Impairments	—	(24)	—	—	—	121	—	97
Taxes other than income taxes	—	2,798	—	—	—	6,410	(137)	9,071
Accretion on discounted liabilities	—	28	—	—	—	132	—	160
Interest and debt expense	211	646	56	38	26	879	(1,230)	626
Foreign currency transaction (gains) losses	—	10	—	98	77	(363)	—	(178)
Minority interests	—	—	—	—	—	40	—	40

Total Costs and Expenses	220	56,837	56	136	103	35,654	(10,326)	82,680

Income before income taxes	3,823	5,018	4	(97)	(79)	7,351	(6,436)	9,584
Provision for income taxes	(24)	1,674	2	(2)	(2)	4,089	—	5,737

Net Income (Loss)	$3,847	3,344	2	(95)	(77)	3,262	(6,436)	3,847

	Millions of Dollars
	Six Months Ended June 30, 2006
			ConocoPhillips
		ConocoPhillips	Australia Funding	All Other	Consolidating	Total
	ConocoPhillips	Company	Company	Subsidiaries	Adjustments	Consolidated
Income Statement
Revenues and Other Income
Sales and other operating revenues	$—	59,386	—	34,669	—	94,055
Equity in earnings of affiliates	8,613	6,167	—	1,836	(14,492)	2,124
Other income	—	49	—	175	—	224
Intercompany revenues	21	1,225	26	6,835	(8,107)	—

Total Revenues and Other Income	8,634	66,827	26	43,515	(22,599)	96,403

Costs and Expenses
Purchased crude oil, natural gas and products	—	49,917	—	20,433	(7,447)	62,903
Production and operating expenses	—	2,403	—	2,556	(50)	4,909
Selling, general and administrative expenses	10	750	—	444	(28)	1,176
Exploration expenses	—	31	—	215	—	246
Depreciation, depletion and amortization	—	838	—	2,307	—	3,145
Impairments	—	38	—	12	—	50
Taxes other than income taxes	—	2,941	—	5,999	(132)	8,808
Accretion on discounted liabilities	—	29	—	104	—	133
Interest and debt expense	220	381	24	300	(450)	475
Foreign currency transaction losses	—	—	—	40	—	40
Minority interests	—	—	—	39	—	39

Total Costs and Expenses	230	57,328	24	32,449	(8,107)	81,924

Income before income taxes	8,404	9,499	2	11,066	(14,492)	14,479
Provision for income taxes	(73)	1,423	1	4,651	—	6,002

Net Income	$8,477	8,076	1	6,415	(14,492)	8,477

	Millions of Dollars
	At June 30, 2007
			ConocoPhillips
			Australia	ConocoPhillips	ConocoPhillips
		ConocoPhillips	Funding	Canada Funding	Canada Funding	All Other	Consolidating	Total
	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated
Balance Sheet
Assets
Cash and cash equivalents	$—	285	—	—	1	1,253	(128)	1,411
Accounts and notes receivable	66	12,530	20	12	4	18,486	(16,828)	14,290
Inventories	—	3,001	—	—	—	2,249	(5)	5,245
Prepaid expenses and other current assets	6	693	—	4	3	2,729	—	3,435

Total Current Assets	72	16,509	20	16	8	24,717	(16,961)	24,381
Investments, loans and long-term receivables*	84,318	71,599	2,001	1,358	921	37,259	(167,141)	30,315
Net properties, plants and equipment	—	17,033	—	—	—	68,249	14	85,296
Goodwill	—	12,877	—	—	—	16,720	—	29,597
Intangibles	—	820	—	—	—	87	—	907
Other assets	8	138	4	6	5	336	(125)	372

Total Assets	84,398	118,976	2,025	1,380	934	147,368	(184,213)	170,868

Liabilities and Stockholders’ Equity
Accounts payable	25	18,675	—	6	3	14,252	(16,828)	16,133
Notes payable and long-term debt due within one year	1,000	17	—	—	—	92	—	1,109
Accrued income and other taxes	—	826	—	(1)	(2)	3,151	98	4,072
Employee benefit obligations	—	384	—	—	—	284	1	669
Other accruals	31	582	25	15	10	1,228	43	1,934

Total Current Liabilities	1,056	20,484	25	20	11	19,007	(16,686)	23,917
Long-term debt	4,383	6,010	1,999	1,250	848	7,213	—	21,703
Asset retirement obligations and accrued environmental costs	—	1,001	—	—	—	5,087	—	6,088
Joint venture acquisition obligation	—	—	—	—	—	6,595	—	6,595
Deferred income taxes	(3)	3,090	—	18	11	17,459	7	20,582
Employee benefit obligations	—	2,317	—	—	—	1,248	—	3,565
Other liabilities and deferred credits*	571	30,726	—	67	58	24,106	(53,218)	2,310

Total Liabilities	6,007	63,628	2,024	1,355	928	80,715	(69,897)	84,760
Minority interests	—	(19)	—	—	—	1,201	(2)	1,180
Retained earnings	37,261	26,272	1	(66)	(51)	30,972	(50,606)	43,783
Other stockholders’ equity	41,130	29,095	—	91	57	34,480	(63,708)	41,145

Total	$84,398	118,976	2,025	1,380	934	147,368	(184,213)	170,868

*	Includes intercompany loans.

	Millions of Dollars
	At December 31, 2006
			ConocoPhillips
			Australia	ConocoPhillips	ConocoPhillips
		ConocoPhillips	Funding	Canada Funding	Canada Funding	All Other	Consolidating	Total
	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated
Balance Sheet
Assets
Cash and cash equivalents	$—	116	—	—	1	1,042	(342)	817
Accounts and notes receivable	65	13,233	22	10	2	17,224	(16,450)	14,106
Inventories	—	2,906	—	—	—	2,247	—	5,153
Prepaid expenses and other current assets	11	895	—	10	7	4,067	—	4,990

Total Current Assets	76	17,150	22	20	10	24,580	(16,792)	25,066
Investments, loans and long-term receivables*	86,292	58,530	2,000	1,241	841	28,372	(156,563)	20,713
Net properties, plants and equipment	—	19,072	—	—	—	67,122	7	86,201
Goodwill	—	15,226	—	—	—	16,262	—	31,488
Intangibles	—	852	—	—	—	99	—	951
Other assets	10	141	5	35	24	195	(48)	362

Total Assets	86,378	110,971	2,027	1,296	875	136,630	(173,396)	164,781

Liabilities and Stockholders’ Equity
Accounts payable	68	16,641	—	5	3	14,367	(16,450)	14,634
Notes payable and long-term debt due within one year	3,431	525	—	—	—	87	—	4,043
Accrued income and other taxes	—	732	—	—	—	3,577	98	4,407
Employee benefit obligations	—	464	—	—	—	431	—	895
Other accruals	50	804	24	16	10	1,565	(17)	2,452

Total Current Liabilities	3,549	19,166	24	21	13	20,027	(16,369)	26,431
Long-term debt	6,521	6,036	1,999	1,250	848	6,437	—	23,091
Asset retirement obligations and accrued environmental costs	—	1,095	—	—	—	4,524	—	5,619
Deferred income taxes	(8)	2,969	—	16	10	17,086	1	20,074
Employee benefit obligations	—	2,379	—	—	—	1,288	—	3,667
Other liabilities and deferred credits*	29	28,306	—	—	—	22,300	(48,584)	2,051

Total Liabilities	10,091	59,951	2,023	1,287	871	71,662	(64,952)	80,933
Minority interests	—	(19)	—	—	—	1,221	—	1,202
Retained earnings	34,756	22,939	4	29	26	28,029	(44,491)	41,292
Other stockholders’ equity	41,531	28,100	—	(20)	(22)	35,718	(63,953)	41,354

Total	$86,378	110,971	2,027	1,296	875	136,630	(173,396)	164,781

*	Includes intercompany loans.

	Millions of Dollars
	Six Months Ended June 30, 2007
			ConocoPhillips
			Australia	ConocoPhillips	ConocoPhillips
		ConocoPhillips	Funding	Canada Funding	Canada Funding	All Other	Consolidating	Total
	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated
Statement of Cash Flows
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$7,762	(777)	5	—	—	4,755	(106)	11,639

Cash Flows From Investing Activities
Acquisition of Burlington Resources Inc.	—	—	—	—	—	—	—	—
Capital expenditures and investments, including dry hole costs	—	(1,148)	—	—	—	(4,301)	102	(5,347)
Proceeds from asset dispositions	—	951	—	—	—	1,679	(415)	2,215
Long-term advances/loans to affiliates	—	(118)	—	—	—	(1,137)	929	(326)
Collection of advances/loans to affiliates	—	811	—	—	—	—	(745)	66
Other	1	18	—	—	—	—	—	19

Net Cash Provided by (Used in) Investing Activities	1	514	—	—	—	(3,759)	(129)	(3,373)

Cash Flows From Financing Activities
Issuance of debt	(36)	929	—	—	—	801	(929)	765
Repayment of debt	(4,564)	(547)	—	—	—	(755)	745	(5,121)
Issuance of company common stock	181	—	—	—	—	—	—	181
Repurchase of company common stock	(2,000)	—	—	—	—	—	—	(2,000)
Dividends paid on company common stock	(1,342)	—	(5)	—	—	(316)	321	(1,342)
Other	(2)	50	—	—	—	(513)	312	(153)

Net Cash Provided by (Used in) Financing Activities	(7,763)	432	(5)	—	—	(783)	449	(7,670)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	—	—	(2)	—	(2)

Net Change in Cash and Cash Equivalents	—	169	—	—	—	211	214	594
Cash and cash equivalents at beginning of year	—	116	—	—	1	1,042	(342)	817

Cash and Cash Equivalents at End of Year	$—	285	—	—	1	1,253	(128)	1,411

	Millions of Dollars
	Six Months Ended June 30, 2006
			ConocoPhillips
		ConocoPhillips	Australia Funding	All Other	Consolidating	Total
	ConocoPhillips	Company	Company	Subsidiaries	Adjustments	Consolidated
Statement of Cash Flows
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$25,609	1,929	—	2,493	(20,387)	9,644

Cash Flows From Investing Activities
Acquisition of Burlington Resources Inc.	—	—	—	(14,284)	—	(14,284)
Capital expenditures and investments, including dry holes	(17,494)	(2,212)	—	(6,385)	18,175	(7,916)
Proceeds from asset dispositions	—	7	—	66	—	73
Long-term advances/loans to affiliates	(14,989)	(138)	(1,992)	(3,861)	20,604	(376)
Collection of advances/loans to affiliates	—	2,510	—	1,103	(3,503)	110

Net Cash Provided by (Used in) Investing Activities	(32,483)	167	(1,992)	(23,361)	35,276	(22,393)

Cash Flows From Financing Activities
Issuance of debt	13,695	18,612	2,000	2,171	(20,604)	15,874
Repayment of debt	(5,400)	(1,250)	—	(159)	3,503	(3,306)
Issuance of company common stock	104	—	—	—	—	104
Repurchase of company common stock	(425)	—	—	—	—	(425)
Dividends paid on company common stock	(1,091)	(20,000)	—	(387)	20,387	(1,091)
Other	(9)	(30)	(8)	18,175	(18,175)	(47)

Net Cash Provided by (Used in) Financing Activities	6,874	(2,668)	1,992	19,800	(14,889)	11,109

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	80	—	80

Net Change in Cash and Cash Equivalents	—	(572)	—	(988)	—	(1,560)
Cash and cash equivalents at beginning of year	—	613	—	1,601	—	2,214

Cash and Cash Equivalents at End of Period	$—	41	—	613	—	654

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
BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW
ConocoPhillips is an international, integrated energy company. We are the third largest integrated energy company in the United States, based on market capitalization and proved reserves. At June 30, 2007, we had total assets of $171 billion. Our stock is listed on the New York Stock Exchange under the symbol “COP.”
Our Exploration and Production (E&P) segment had a net loss of $2,404 million in the second quarter of 2007. This compares with E&P net income of $2,329 million in the first quarter of 2007, and net income of $3,304 million in the second quarter of 2006. In the second quarter of 2007, we recorded a non-cash impairment of $4,588 million before-tax ($4,512 million after-tax) related to the expropriation of our oil interests in Venezuela. For additional information, see the “Expropriated Assets” section of Note 10—Impairments, in the Notes to Consolidated Financial Statements.
Crude oil and natural gas prices, along with refining margins, are driven by market factors over which we have no control. The results for the second quarter of 2007, compared with the first quarter of 2007, were impacted by an increase in crude oil prices. Industry crude oil prices for West Texas Intermediate averaged $64.89 per barrel in the second quarter of 2007, or $6.90 per barrel higher than the first quarter of 2007. Crude oil prices were influenced by higher worldwide demand and relatively flat crude oil production, which resulted in lower crude oil inventory levels compared with 2006.
Industry natural gas prices for Henry Hub increased during the second quarter of 2007 to $7.55 per million British thermal units (MMBTU), up $0.78 per MMBTU from the first quarter of 2007. Natural gas prices trended higher during the second quarter due to colder than normal weather conditions early in the quarter and industry storage levels that were lower than 2006.
Our Refining and Marketing segment had net income of $2,358 million in the second quarter of 2007, compared with $1,136 million in the first quarter of 2007, and $1,708 million in the second quarter of 2006. Second-quarter 2007 realized refining and marketing margins were higher than the previous period due to improved market conditions.
On January 3, 2007, we closed on the business venture with EnCana Corporation to create an integrated North American heavy-oil business. The venture consists of two 50/50 operating business ventures, a Canadian upstream general partnership, FCCL Oil Sands Partnership, and a U.S. downstream limited liability company, WRB Refining LLC. We use the equity method of accounting for both business ventures, and the transaction is reflected in our results of operations beginning in the first quarter of 2007.

On March 31, 2006, we completed the $33.9 billion acquisition of Burlington Resources Inc. (Burlington Resources). This acquisition is reflected in our results of operations beginning in the second quarter of 2006.
In July 2007, we announced plans to repurchase up to $15 billion of our common stock through the end of 2008. We expect to purchase approximately $2 billion to $3 billion under this program in the third quarter of 2007.
RESULTS OF OPERATIONS
Unless otherwise indicated, discussion of results for the three- and six-month periods ending June 30, 2007, is based on a comparison with the corresponding periods of 2006.
Consolidated Results
A summary of net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Exploration and Production (E&P)	$(2,404)	3,304	(75)	5,857
Midstream	102	108	187	218
Refining and Marketing (R&M)	2,358	1,708	3,494	2,098
LUKOIL Investment	526	387	782	636
Chemicals	68	103	150	252
Emerging Businesses	(12)	(12)	(13)	(4)
Corporate and Other	(337)	(412)	(678)	(580)

Net income	$301	5,186	3,847	8,477

Net income was $301 million in the second quarter of 2007, compared with $5,186 million in the second quarter of 2006. For the six-month periods ended June 30, 2007 and 2006, net income was $3,847 million and $8,477 million, respectively. The lower results in both 2007 periods were primarily the result of a complete impairment ($4,512 million after-tax) of our oil interests in Venezuela, resulting from their expropriation on June 26, 2007. In addition, lower crude oil prices in the E&P segment contributed to lower results in the 2007 periods.
The results in both 2007 periods benefited from:
•	Improved refining and marketing margins in the R&M segment.

•	The net benefit from asset rationalization efforts in our E&P and R&M segments.

•	Higher natural gas prices in the E&P segment.

•	Increased equity earnings from our investment in LUKOIL.
The six-month period of 2007 also benefited from the inclusion of Burlington Resources’ results in our results of operations for the entire six-month period.
See the “Segment Results” section for additional information on our segment results.

Income Statement Analysis
Equity in earnings of affiliates increased 29 percent in the second quarter of 2007 and 15 percent in the six-month period, reflecting results from:
•	WRB Refining LLC, our new downstream business venture with EnCana.

•	LUKOIL, reflecting increased estimated volumes and petroleum product prices, as well as an increase in our equity ownership.
The increase in both periods was offset partially by lower earnings from our heavy-oil joint ventures in Venezuela (Hamaca and Petrozuata), due to lower production volumes and higher taxes. Earnings from our chemicals joint venture, Chevron Phillips Chemical Company LLC, decreased due to lower olefins and polyolefins margins and an asset retirement expense in the second quarter of 2007. In addition, earnings from DCP Midstream, our midstream joint venture, decreased primarily due to higher operating costs.
Other income increased significantly during the second quarter and six-month period of 2007. The increase was primarily due to higher net gains on asset dispositions associated with asset rationalization efforts.
Exploration expenses increased significantly during the second quarter and six-month period of 2007, primarily due to increased drilling and seismic expenditures, as well as increased exploratory activity following the Burlington Resources acquisition.
Depreciation, depletion and amortization (DD&A) increased 28 percent in the six-month period of 2007, primarily resulting from the addition of Burlington Resources’ assets in the E&P segment’s depreciable asset base.
Impairment—expropriated assets reflects a non-cash impairment of $4,588 million before-tax related to the expropriation of our oil interests in Venezuela. For additional information, see the “Expropriated Assets” section of Note 10—Impairments, in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Interest and debt expense decreased 11 percent in the second quarter of 2007, primarily due to lower average debt levels compared with the corresponding period of 2006. Interest and debt expense increased 32 percent during the first six months of 2007, primarily due to higher average debt levels as a result of the financing required to partially fund the Burlington Resources acquisition.
Foreign currency transaction gains in the second quarter of 2007 primarily reflect the strengthening of the Canadian dollar against the U.S. dollar.

Segment Results
E&P

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

	Millions of Dollars
Net Income (Loss)
Alaska	$535	760	1,042	1,452
Lower 48	520	540	929	1,029

United States	1,055	1,300	1,971	2,481
International	(3,459)	2,004	(2,046)	3,376

	$(2,404)	3,304	(75)	5,857

	Dollars Per Unit

Average Sales Prices
Crude oil (per barrel)
United States	$61.91	64.09	57.86	61.06
International	67.16	67.27	61.16	64.12
Total consolidated	64.55	65.89	59.61	62.75
Equity affiliates*	47.74	52.28	44.24	47.53
Worldwide E&P	61.97	64.34	57.53	60.76
Natural gas (per thousand cubic feet)
United States	6.49	5.78	6.34	6.37
International	6.42	5.92	6.46	6.43
Total consolidated	6.45	5.86	6.41	6.40
Equity affiliates*	.37	.36	.42	.29
Worldwide E&P	6.44	5.85	6.40	6.39
Natural gas liquids (per barrel)
United States	44.17	40.45	41.04	41.28
International	45.64	43.28	42.30	43.27
Total consolidated	44.80	41.75	41.60	42.25
Equity affiliates*	—	—	—	—
Worldwide E&P	44.80	41.75	41.60	42.25

	Millions of Dollars

Worldwide Exploration Expenses
General administrative; geological and geophysical; and lease rentals	$126	86	240	160
Leasehold impairment	59	33	145	52
Dry holes	74	15	136	34

	$259	134	521	246

*	Excludes our equity share of LUKOIL reported in the LUKOIL Investment segment.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

	Thousands of Barrels Daily
Operating Statistics
Crude oil produced
Alaska	267	279	272	281
Lower 48	105	120	104	92

United States	372	399	376	373
Europe	193	249	214	249
Asia Pacific	93	109	95	109
Canada	19	27	20	25
Middle East and Africa	73	132	84	91
Other areas	10	8	10	4

Total consolidated	760	924	799	851
Equity affiliates*
Canada	28	—	26	—
Russia and Caspian	15	15	15	15
Venezuela	85	106	83	108

	888	1,045	923	974

Natural gas liquids produced
Alaska	18	20	20	21
Lower 48	71	70	70	50

United States	89	90	90	71
Europe	11	12	12	13
Asia Pacific	15	20	13	20
Canada	28	30	30	20
Middle East and Africa	2	—	2	1

	145	152	147	125

	Millions of Cubic Feet Daily

Natural gas produced**
Alaska	100	163	111	163
Lower 48	2,219	2,265	2,205	1,767

United States	2,319	2,428	2,316	1,930
Europe	921	1,109	1,003	1,114
Asia Pacific	603	603	601	534
Canada	1,133	1,204	1,142	816
Middle East and Africa	127	131	134	126
Other areas	21	23	22	12

Total consolidated	5,124	5,498	5,218	4,532
Equity affiliates*
Venezuela	9	10	9	10

	5,133	5,508	5,227	4,542

*	Excludes our equity share of LUKOIL reported in the LUKOIL Investment segment.
**	Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

	Thousands of Barrels Daily
Mining operations
Syncrude produced	21	19	22	18

The E&P segment explores for, produces and markets crude oil, natural gas, and natural gas liquids on a worldwide basis. It also mines deposits of oil sands in Canada to extract the bitumen and upgrade it into a synthetic crude oil. At June 30, 2007, our E&P operations were producing in the United States, Norway, the United Kingdom, the Netherlands, Canada, Nigeria, Ecuador, Argentina, offshore Timor Leste in the Timor Sea, Australia, China, Indonesia, Algeria, Libya, Vietnam, and Russia.
The E&P segment reported a net loss of $2,404 million in the second quarter of 2007, compared with net income of $3,304 million in the second quarter of 2006. In the second quarter of 2007, we recorded a non-cash impairment of $4,588 million before-tax ($4,512 million after-tax) related to the expropriation of our oil interests in Venezuela. For additional information, see the “Expropriated Assets” section of Note 10—Impairments, in the Notes to Consolidated Financial Statements, which is incorporated herein by reference. In addition to this impairment, results for the second quarter of 2007 reflect higher taxes, lower sales volumes, the effect of asset rationalization efforts, and lower crude oil prices. These decreases were partially offset by higher natural gas prices.
The net loss for the E&P segment was $75 million in the six-month period of 2007, compared with net income of $5,857 million in the corresponding period of 2006. The results for the six-month period reflect the impairment of expropriated assets in Venezuela, as well as higher taxes, lower sales volumes, and higher operating costs and DD&A expense. These decreases were partially offset by the inclusion of Burlington Resources’ results for the entire six-month period of 2007, as well as a net benefit from asset rationalization efforts.
See the “Business Environment and Executive Overview” section for additional information on industry crude oil and natural gas prices.
U.S. E&P
Net income from our U.S. E&P operations decreased 19 percent in the second quarter of 2007, primarily due to lower crude oil and natural gas volumes, higher production taxes in Alaska, higher operating costs, and lower crude oil prices. These decreases were partially offset by higher natural gas prices.
Net income for the first six months of 2007 decreased 21 percent, primarily due to lower crude oil prices, lower crude oil production levels and higher production taxes in Alaska, and higher operating and DD&A expense. These decreases were partially offset by higher volumes in the Lower 48, primarily due to the inclusion of Burlington Resources’ results in our results of operations for the entire six-month period of 2007. In addition, results included gains on the sale of assets in Alaska and the Gulf of Mexico.
U.S. E&P production on a barrel-of-oil-equivalent (BOE) basis averaged 848,000 BOE per day in the second quarter of 2007, a decrease of 5 percent from 894,000 BOE per day in the second quarter of 2006. Production was impacted in 2007 by normal field decline, offset slightly by new production from satellite fields in Alaska.

International E&P
International E&P reported a net loss of $3,459 million in the second quarter of 2007, compared with net income of $2,004 million in the second quarter of 2006. The results were impacted by the impairment of expropriated assets in Venezuela, as well as higher taxes in the United Kingdom and Venezuela, and a tax benefit in Canada included in results for the second quarter of 2006. Net income was also negatively impacted by lower crude oil, natural gas, and natural gas liquids volumes, offset slightly by higher natural gas prices.
Our international E&P operations reported a net loss of $2,046 million in the six-month period of 2007, compared with net income of $3,376 in the corresponding period of 2006. The results were impacted by the impairment of expropriated assets, as well as higher taxes in the United Kingdom and Venezuela, a tax benefit in Canada included in 2006 results, and lower crude oil sales volumes. These decreases were partially offset by the inclusion of Burlington Resources’ results for the entire six-month period, as well as a net benefit associated with our asset rationalization efforts.
International E&P production averaged 1,041,000 BOE per day in the second quarter of 2007, a decrease of 15 percent from 1,221,000 BOE per day in the second quarter of 2006. Production was impacted in 2007 by planned maintenance in the North Sea, the effect of asset dispositions, our exit from Dubai, production sharing contract impacts, and OPEC quota reductions. These decreases were slightly offset by production volumes from our upstream business venture with EnCana.
Estimated production for the first six months of 2007 at Petrozuata and Hamaca was 83,000 net barrels per day of crude oil after application of disproportionate OPEC restrictions imposed by the Venezuela government for January through mid-May, 2007. The estimated net loss attributable to our Venezuelan operations for the first six months of 2007 was $4,393 million, including the $4,512 million (after-tax) impairment of our expropriated Venezuelan oil assets.
ConocoPhillips’ 40 percent interest in Block 2 of Plataforma Deltana, a natural gas region on Venezuela’s continental shelf, was not included in the Nationalization Decree. We continue to evaluate our opportunities for commercial development of Block 2.
Our Canadian Syncrude mining operations produced 21,000 barrels per day in the second quarter of 2007, compared with 19,000 barrels per day in the second quarter of 2006.

Midstream

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

	Millions of Dollars
Net Income*	$102	108	187	218

*Includes DCP Midstream-related net income:	$76	91	126	184

	Dollars Per Barrel
Average Sales Prices
U.S. natural gas liquids*
Consolidated	$45.19	41.73	41.46	39.69
Equity	44.30	41.18	40.43	39.24

*	Prices are based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.

	Thousands of Barrels Daily
Operating Statistics
Natural gas liquids extracted*	211	211	204	209
Natural gas liquids fractionated**	176	139	175	146

*	Includes our share of equity affiliates.
**	Excludes DCP Midstream.
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
Net income from the Midstream segment decreased 6 percent in the second quarter of 2007 and 14 percent in the first six months of 2007. The decrease in both periods reflects a gradual shift in natural gas purchase contract terms that are more favorable to natural gas producers. In addition, earnings from DCP Midstream were lower in both periods, primarily due to increased operating costs, mainly repairs, maintenance and asset integrity work. The decrease in both periods was slightly offset by higher natural gas liquids prices.

R&M

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

	Millions of Dollars
Net Income
United States	$1,879	1,433	2,775	1,730
International	479	275	719	368

	$2,358	1,708	3,494	2,098

	Dollars Per Gallon

U.S. Average Sales Prices*
Gasoline
Wholesale	$2.50	2.32	2.19	2.06
Retail	2.68	2.47	2.36	2.19
Distillates—wholesale	2.24	2.24	2.09	2.08

*Excludes excise taxes.

	Thousands of Barrels Daily

Operating Statistics
Refining operations*
United States
Crude oil capacity	2,033	2,208	2,033	2,208
Crude oil runs	1,896	2,000	1,917	1,921
Capacity utilization (percent)	93%	91	94	87
Refinery production	2,087	2,198	2,119	2,093
International
Crude oil capacity	696	693	696	608
Crude oil runs	650	649	637	570
Capacity utilization (percent)	93%	94	92	94
Refinery production	664	695	654	599
Worldwide
Crude oil capacity	2,729	2,901	2,729	2,816
Crude oil runs	2,546	2,649	2,554	2,491
Capacity utilization (percent)	93%	91	94	88
Refinery production	2,751	2,893	2,773	2,692

*Includes our share of equity affiliates, except for our share of LUKOIL, which is reported in the LUKOIL Investment segment.

Petroleum products sales volumes
United States
Gasoline	1,300	1,300	1,279	1,279
Distillates	827	820	845	817
Other products	503	555	491	536

	2,630	2,675	2,615	2,632
International	739	871	726	784

	3,369	3,546	3,341	3,416

The R&M segment’s operations encompass refining crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels); buying, selling and transporting crude oil; and buying, transporting, distributing and marketing petroleum products. R&M has operations mainly in the United States, Europe and Asia Pacific.
Net income from the R&M segment increased 38 percent in the second quarter of 2007 and 67 percent in the first six months of 2007. The increase in both periods was primarily due to higher worldwide refining and marketing margins and a net benefit from asset rationalization efforts. In addition, costs associated with turnaround activities and 2006 hurricane impacts were lower. The results for the six-month period of 2007 also included a reduction of previously reported impairments on held-for-sale assets. Both 2007 periods were impacted by the contribution of assets to WRB Refining LLC (WRB), our downstream business venture with EnCana.
U.S. R&M
Net income from our U.S. R&M operations increased 31 percent in the second quarter of 2007 and 60 percent in the first six months of 2007. Both increases were primarily the result of higher refining and marketing margins and lower costs associated with turnaround activity and 2006 hurricane impacts. The results for both 2007 periods were impacted by the contribution of assets to WRB.
Our U.S. refining capacity utilization rate was 93 percent in the second quarter of 2007, compared with 91 percent in the second quarter of 2006. The utilization rate improved due to reduced turnaround activity in the second quarter of 2007, compared with the corresponding period of 2006.
International R&M
Net income from our international R&M operations increased 74 percent in the second quarter of 2007 and 95 percent in the first six months of 2007. The increase in both periods resulted primarily from the net benefit of asset rationalization efforts, as well as higher refining and marketing margins. The six-month period also benefited from a slight increase in refining volumes.
Our international refining capacity utilization rate was 93 percent in the second quarter of 2007, compared with 94 percent in the second quarter of 2006. The utilization rate was affected by lower turnaround activity at Humber, offset by lower throughput at the Wilhelmshaven refinery in Germany in response to market conditions. We expect to temporarily idle the Wilhelmshaven refinery in the third quarter of 2007 due to the refinery’s production of lower-value fuel oil and intermediate feedstocks, as well as current market conditions. We are continuing to examine alternative means of upgrading the refinery to improve its ability to process lower-cost crude oil and increase its yield of transportation fuels.

LUKOIL Investment

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net Income	$526	387	782	636

Operating Statistics*
Net crude oil production (thousands of barrels daily)	427	346	411	326
Net natural gas production (millions of cubic feet daily)	278	343	293	221
Net refinery crude oil processed (thousands of barrels daily)	184	168	202	165

*	Represents our net share of our estimate of LUKOIL’s production and processing.
This segment represents our investment in the ordinary shares of LUKOIL, an international, integrated oil and gas company headquartered in Russia, which we account for under the equity method. As of June 30, 2007, our ownership interest in LUKOIL was 20 percent based on 851 million issued shares. Our ownership interest based on estimated shares outstanding, used for equity-method accounting, was 20.5 percent at June 30, 2007.
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
Net income from the LUKOIL Investment segment increased 36 percent in the second quarter of 2007 and 23 percent in the first six months of 2007. The increase in both periods was primarily due to higher estimated volumes and petroleum product prices, as well as an increase in our equity ownership. These increases were partially offset by an alignment of estimated net income to reported results, as well as higher estimated operating costs.

Chemicals

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Net Income	$68	103	150	252

The Chemicals segment consists of our 50 percent interest in Chevron Phillips Chemical Company LLC (CPChem), which we account for under the equity method. CPChem uses natural gas liquids and other feedstocks to produce petrochemicals. These products are then marketed and sold, or used as feedstocks to produce plastics and commodity chemicals.
Net income from the Chemicals segment decreased 34 percent in the second quarter of 2007 and 40 percent in the first six months of 2007. Results for both periods reflect lower margins from olefins and polyolefins, charges related to the retirement of certain assets by CPChem, and higher maintenance and repair costs. The six-month period also reflects a business interruption insurance claim benefit recognized in 2006. The decrease in both periods was slightly offset by higher margins from aromatics and styrenics.
Emerging Businesses

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net Income (Loss)
Power	$(1)	3	12	34
Other	(11)	(15)	(25)	(38)

	$(12)	(12)	(13)	(4)

The Emerging Businesses segment represents our investment in new technologies or businesses outside our normal scope of operations. Activities within this segment are currently focused on power generation and other items, such as carbon-to-liquids, technology solutions, and alternative energy and programs, such as advanced hydrocarbon processes, energy conversion technologies, new petroleum-based products, and renewable fuels.
The Emerging Businesses segment reported a net loss of $12 million in the second quarter of 2007, the same as the corresponding quarter of 2006. The first six months of 2007 resulted in a net loss of $13 million, compared with a net loss of $4 million in the first six months of 2006. Both periods reflect lower margins from the Immingham power plant in the United Kingdom, offset partially by the 2006 write-down of a damaged gas turbine at a domestic power plant.

Corporate and Other

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006*	2007	2006*
Net Loss
Net interest	$(224)	(267)	(468)	(360)
Corporate general and administrative expenses	(54)	(39)	(77)	(65)
Acquisition/merger-related costs	(16)	(39)	(29)	(44)
Other	(43)	(67)	(104)	(111)

	$(337)	(412)	(678)	(580)

*	Certain amounts have been reclassified to conform to current period presentation.
Net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest decreased 16 percent in the second quarter of 2007, primarily due to lower interest expense and higher amounts of interest being capitalized. Net interest increased 30 percent in the first six months of 2007, primarily due to higher average debt levels as a result of the financing required to partially fund the acquisition of Burlington Resources. In addition, net interest increased due to a premium on the early retirement of debt paid in the first quarter of 2007. These increases were partially offset by higher amounts of interest being capitalized.
Corporate general and administrative expenses increased 38 percent in the second quarter of 2007 and 18 percent in the first six months of 2007. The increase in both periods was primarily due to increased benefit-related expenses.
Acquisition/merger-related costs include seismic relicensing and other transition costs associated with the Burlington Resources acquisition.
The category “Other” includes certain foreign currency transaction gains and losses, and environmental costs associated with sites no longer in operation. Results from Other improved in both 2007 periods primarily due to reduced foreign currency losses.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators

	Millions of Dollars
	At June 30	At December 31
	2007	2006
Notes payable and long-term debt due within one year	$1,109	4,043
Total debt*	$22,812	27,134
Minority interests	$1,180	1,202
Common stockholders’ equity	$84,928	82,646
Percent of total debt to capital**	21%	24
Percent of floating-rate debt to total debt	30%	41

*	Total debt includes notes payable and long-term debt due within one year, and long-term debt, as shown on our consolidated balance sheet.
**	Capital includes total debt, minority interests and common stockholders’ equity.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Cash generated from operating activities is the primary source of funding. In addition, during the first six months of 2007, we raised $2,215 million from the sale of assets. During the first six months, available cash was used to support our ongoing capital expenditures and investments program, repurchase shares of our common stock, repay debt, provide loan financing to certain equity affiliates, pay dividends, and meet the funding requirements related to the business venture with EnCana Corporation (EnCana), which closed January 3, 2007. Total dividends paid on our common stock during the first six months were $1,342 million. During the first half of 2007, cash and cash equivalents increased $594 million to $1,411 million.
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
Significant Sources of Capital
Operating Activities
During the first six months of 2007, cash of $11,639 million was provided by operating activities, a 21 percent increase from cash from operations of $9,644 million in the corresponding period of 2006. Contributing to the increase was a lower inventory build in the 2007 period, the impact of the Burlington Resources acquisition late in the first quarter of 2006, and higher refining and marketing margins in 2007.
While the stability of our cash flows from operating activities benefits from geographic diversity and the effects of upstream and downstream integration, our short- and long-term operating cash flows are highly dependent upon prices for crude oil, natural gas and natural gas liquids, as well as refining and marketing margins. During the first six months of 2007 and 2006, we benefited from favorable crude oil and natural gas prices, as well as refining margins. The sustainability of these prices and margins is driven by market conditions over which we have no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows.

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
In 2006, we received approximately $1.1 billion in distributions from two heavy-oil projects in Venezuela. The majority of these distributions represented operating results from previous years. We did not receive a distribution related to these projects in the first six months of 2007. See the “Outlook” section for additional discussion concerning our operations in Venezuela.
Asset Sales
Proceeds from asset sales during the first six months of 2007 were $2,215 million, compared with $73 million for the same period of 2006.
Commercial Paper and Credit Facilities
At June 30, 2007, we had two revolving credit facilities totaling $5 billion that expire in October 2011. Also, we had a $2.5 billion revolving credit facility whose expiration date was extended one year, in the first quarter of 2007, to April 2012 at a reduced commitment level of $2.3 billion during the one-year extension period. These facilities may be used as direct bank borrowings, as support for the ConocoPhillips $7.5 billion commercial paper program, as support for the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, or as support for issuances of letters of credit totaling up to $750 million. At June 30, 2007 and December 31, 2006, we had no outstanding borrowings under the credit facilities, but $41 million in letters of credit had been issued at both dates. Under both commercial paper programs, there was $535 million of commercial paper outstanding at June 30, 2007, compared with $2,931 million at December 31, 2006.
At June 30, 2007, our primary funding source for short-term working capital needs was the ConocoPhillips $7.5 billion commercial paper program, a portion of which may be denominated in other currencies (limited to euro 3 billion equivalent). Commercial paper maturities are generally limited to 90 days. Based on $535 million of commercial paper outstanding and $41 million of issued letters of credit, we had access to $6.9 billion in unused borrowing capacity under the three revolving credit facilities at June 30, 2007.
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

Minority Interests
At June 30, 2007, we had outstanding $1,180 million of equity in less than wholly owned consolidated subsidiaries held by minority interest owners, including a minority interest of $508 million in Ashford Energy Capital S.A. and a minority interest of $648 million related to Darwin LNG, located in northern Australia.
Off-Balance Sheet Arrangements
As part of our normal ongoing business operations and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities, which share costs and apportion risks among the parties as governed by the agreements. At June 30, 2007, we were liable for certain contingent obligations under the following contractual arrangements:
•	Qatargas 3: Qatargas 3 is an integrated project to produce and liquefy natural gas from Qatar’s North field. We own a 30 percent interest in the project. Our interest is held through a jointly owned company, Qatar Liquefied Gas Company Limited (3), for which we use the equity method of accounting. Qatargas 3 secured project financing of $4 billion in December 2005, consisting of $1.3 billion of loans from export credit agencies (ECA), $1.5 billion from commercial banks, and $1.2 billion from ConocoPhillips. The ConocoPhillips loan facilities have substantially the same terms as the ECA and commercial bank facilities. Prior to project completion certification, all loans, including the ConocoPhillips loan facilities, are guaranteed by the participants, based on their respective ownership interests. Accordingly, our maximum exposure to this financing structure is $1.2 billion. Upon completion certification, which is expected to be December 31, 2009, all project loan facilities, including the ConocoPhillips loan facilities, will become non-recourse to the project participants. At June 30, 2007, Qatargas 3 had $1.8 billion outstanding under all the loan facilities, of which ConocoPhillips provided $540 million, including accrued interest.

•	Rockies Express Pipeline LLC: In June 2006, we issued a guarantee for 24 percent of the $2.0 billion in credit facilities of Rockies Express Pipeline LLC (Rockies Express), which will be used to construct a natural gas pipeline across a portion of the United States. The maximum potential amount of future payments to third-party lenders under the guarantee is estimated to be $480 million, which could become payable if the credit facility is fully utilized and Rockies Express fails to meet its obligations under the credit agreement. It is anticipated that construction completion will be achieved at the end of 2009, and refinancing will take place at that time, making the debt non-recourse.

•	Other: At June 30, 2007, we had guarantees outstanding for our portion of joint-venture debt obligations, which have terms of up to 17 years. The maximum potential amount of future payments under the guarantees was approximately $120 million. Payment would be required if a joint venture defaults on its debt obligations.
For additional information about guarantees, see Note 13—Guarantees, in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Capital Requirements
Our debt balance at June 30, 2007, was $22.8 billion, a decrease of $4.3 billion during the first six months of 2007.

On February 9, 2007, we announced plans to purchase $4 billion of our common stock in 2007. During the first six months of 2007, we purchased 28.7 million shares of our common stock at a cost of $2.0 billion, including 73,000 shares at a cost of $5 million from a consolidated Burlington Resources grantor trust. On July 9, 2007, we announced plans to repurchase up to $15 billion of our common stock through the end of 2008. This amount includes $2 billion remaining under the $4 billion program announced in February 2007. We anticipate third-quarter 2007 share repurchases to be approximately $2 billion to $3 billion.
In December 2005, we entered into a credit agreement with Qatargas 3 to provide loan financing of approximately $1.2 billion for the construction of an LNG train in Qatar. This financing will represent 30 percent of the project’s total debt financing. Through June 30, 2007, we had provided $540 million in loan financing, including accrued interest. See the “Off-Balance Sheet Arrangements” section for additional information on Qatargas 3.
In 2004, we finalized our transaction with Freeport LNG Development, L.P. (Freeport LNG) to participate in an LNG receiving terminal in Quintana, Texas. We entered into a credit agreement with Freeport LNG to provide loan financing of approximately $630 million for the construction of the facility, which began in early 2005. Through June 30, 2007, we had provided $607 million in loan financing, including accrued interest.
In the fall of 2004, ConocoPhillips and LUKOIL agreed to the expansion of the Varandey terminal as part of our investment in the OOO Naryanmarneftegaz (NMNG) joint venture. We have an obligation to provide loan financing to Varandey Terminal Company for 30 percent of the costs of the terminal expansion, but we will have no governance or ownership interest in the terminal. We estimate our total loan obligation for the terminal expansion to be approximately $525 million at current exchange rates, including interest to be accrued during construction. This amount will be adjusted as the project’s cost estimate and schedule are updated and the ruble exchange rate fluctuates. Through June 30, 2007, we had provided $255 million in loan financing, including accrued interest.
Our loans to Qatargas 3, Freeport LNG and Varandey Terminal Company are included in the “Loans and advances—related parties” line on our consolidated balance sheet.
On January 3, 2007, we closed on the previously announced business venture with EnCana. As part of this transaction, we are obligated to contribute $7.5 billion, plus accrued interest, over a 10-year period, beginning in 2007, to the upstream business venture formed as a result of the transaction. An initial cash contribution of $188 million was made upon closing in January. Quarterly principal and interest payments of $237 million began in the second quarter of 2007, and will continue until the balance is paid. This obligation is reflected as a liability on our June 30, 2007, consolidated balance sheet. Of the principal obligation amount, approximately $578 million is short-term and is included in the “Accounts payable—related parties” line on our consolidated balance sheet. The principal portion of these payments is presented on our consolidated statement of cash flows as an other financing activity. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance.
Effective January 15, 2007, we redeemed the 8% Junior Subordinated Deferrable Interest Debentures due 2037, at a premium of $14 million, plus accrued interest. This redemption resulted in the immediate redemption by Phillips 66 Capital II of $350 million of 8% Capital Securities. See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.
Also, in January 2007, we redeemed our $153 million 7.25% Notes due 2007 upon their maturity. In February 2007, we reduced our Floating Rate Five-Year Term Note due 2011 from $5 billion to $4 billion,

with a subsequent reduction in July 2007 to $3 billion. In April 2007, we redeemed our $1 billion Floating Rate Notes due 2007 upon their maturity.
In May 2007, Polar Tankers Inc., a wholly owned subsidiary, issued an offering of $645 million 5.951% Notes due 2037. The notes are fully and unconditionally guaranteed by ConocoPhillips and ConocoPhillips Company.
Contractual Obligations
Our contractual purchase obligations at June 30, 2007, were estimated to be $111 billion, an increase of $18 billion from the amount reported at December 31, 2006, of $93 billion. The increase primarily results from the joint venture acquisition obligation, as well as mostly higher crude oil, natural gas and NGL prices, and commodity derivative positions.
Capital Spending
Capital Expenditures and Investments

	Millions of Dollars
	Six Months Ended
	June 30
	2007	2006

E&P
United States—Alaska	$324	439
United States—Lower 48	1,392	736
International	3,002	3,203

	4,718	4,378

Midstream	2	2

R&M
United States	388	822
International	88	1,288

	476	2,110

LUKOIL Investment	—	1,260
Chemicals	—	—
Emerging Businesses	65	40
Corporate and Other	86	126

	$5,347	7,916

United States	$2,191	2,161
International	3,156	5,755

	$5,347	7,916

E&P
UNITED STATES
Alaska
During the first six months of 2007, we continued development drilling in the Greater Kuparuk Area (including the West Sak development), the Greater Prudhoe Area, and the Alpine field and Alpine satellite fields. Work on a project to upgrade the Trans-Alaska Pipeline System pump stations continued with the first pump station placed on line in February 2007.
Lower 48 States
Onshore, we focused on natural gas developments in the San Juan Basin of New Mexico, the Lobo Trend of South Texas, the Bossier and Cotton Valley Trends of East Texas and North Louisiana, the Barnett Shale Trend of North Texas, and the Anadarko Basin of western Oklahoma. We also continue to pursue oil development in the Williston Basin of Montana and North Dakota, as well as oil and gas developments in southern Louisiana and in the Permian Basin of West Texas. In addition, we invested funds on a new gas development project in the Piceance Basin of northwest Colorado.
Offshore, expenditures were primarily focused on the Ursa development in the Gulf of Mexico.
CANADA
During the first six months of 2007, we continued with the development of our Surmont heavy-oil project, where steam injection began in the second quarter, and initial production is expected in the last half of 2007. We also continued the development of our conventional oil and gas reserves in western Canada. In addition, we paid approximately $236 million related to our initial cash contribution and quarterly interest payment to the upstream business venture with EnCana. See Note 17—Joint Venture Acquisition Obligation, in the Notes to Consolidated Financial Statements, for additional information.
EUROPE
In the U.K. and Norwegian sectors of the North Sea, funds were invested during the first half of 2007 for development of the Britannia satellite fields, Callanish and Brodgar, where production is expected to begin in 2008; the Alvheim project, where production is scheduled to begin later in 2007; the Statfjord Late-Life Project, where production is targeted to startup in late 2007; and continued development of the Ekofisk Area.
MIDDLE EAST AND AFRICA
Libya
During the first half of 2007, funds were expended to continue the development of the Waha concessions.
Qatar
In Qatar, work continued on Qatargas 3, an integrated project to produce and liquefy natural gas from Qatar’s North field.
Algeria
In Algeria, during the first six months of 2007, funds were invested in three fields in Block 405A, the Menzel Lejmat North field, the Ourhoud field, and the EMK (El Merk) oil field unit, which extends into the southeastern area of Block 405A.
RUSSIA AND CASPIAN
Russia
Through OOO Naryanmarneftegaz, a joint venture with LUKOIL, we are working to develop the Yuzhno Khylchuyu field in the northern part of Russia’s Timan-Pechora province.

Caspian
We continued to participate in construction activities to develop the Kashagan field on the Kazakhstan shelf in the Caspian Sea. Kashagan Phase I Development is in the execution phase, aiming for first production in 2010. The revised Kashagan Development Plan was submitted to the Republic of Kazakhstan Authority at the end of June 2007.
ASIA PACIFIC
Indonesia
During the first six months of 2007, we continued to invest funds on the development of the Belanak, Kerisi, Hiu, Belut, Ujung Pangkah, and Suban Phase II projects.
China
Work continued on the development of Phase II of the Peng Lai 19-3 field, as well as concurrent development of the nearby Peng Lai 25-6 field in 2007.
R&M
In the United States, we expended funds during the first half of 2007 related to sustaining and improving the existing business with a focus on reliability, energy efficiency, capital maintenance and regulatory compliance. Work also continued on projects to increase crude oil capacity, expand conversion capability and increase clean product yield. Construction of a new coker at the Borger refinery, part of WRB, our downstream business venture with EnCana, was completed in the second quarter of 2007.
Internationally, our focus during the first six months of 2007 was on projects related to reliability, safety and the environment.
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
Environmental
We are subject to the same numerous international, federal, state, and local environmental laws and regulations, as are other companies in the petroleum exploration and production, refining and crude oil and refined product marketing and transportation businesses. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 85 through 88 of our 2006 Form 10-K.
We, from time to time, receive requests for information or notices of potential liability from the Environmental Protection Agency and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2006, we reported we had been notified of potential liability under CERCLA and comparable state laws at 64 sites around the United States. At June 30, 2007, we had resolved three of these sites and had received four new notices of potential liability, leaving 65 unresolved sites where we have been notified of potential liability.
At June 30, 2007, our balance sheet included a total environmental accrual of $1,027 million, compared with $1,062 million at December 31, 2006. We expect to incur a substantial majority of these expenditures within the next 30 years.
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
NEW ACCOUNTING STANDARDS
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value, with all subsequent changes in fair value for the financial instrument reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair-value hedge without having to comply with complex hedge accounting rules. This Statement is effective January 1, 2008. We are currently evaluating the Statement, but we do not expect any significant impact to our consolidated financial statements.
OUTLOOK
Alaska
In June 2007, the governor of Alaska signed the Alaska Gasline Inducement Act (AGIA) into law. AGIA establishes a process for the state to solicit and evaluate proposals for an Alaskan gas pipeline project. Throughout 2007, we expect to be involved in efforts to try to find a way to advance an Alaska North Slope gas pipeline project.
Venezuela
On June 26, 2007, we announced we had been unable to reach agreement with respect to our migration to an empresa mixta structure mandated by the Nationalization Decree. Therefore, pursuant to the Nationalization Decree, Petróleos de Venezuela S.A. (PDVSA) or its affiliates directly assumed the activities associated with ConocoPhillips’ interests in the Petrozuata and Hamaca heavy-oil ventures and the offshore Corocoro development project.
Negotiations continue between ConocoPhillips and Venezuelan authorities concerning appropriate compensation for the expropriation of the company’s oil interests. We continue to preserve all our rights with respect to this situation, including our rights under the contracts we signed and under international and Venezuelan law. We will continue to evaluate our options, including international arbitration, in realizing adequate compensation for the value of our oil investments and operations in Venezuela.

Other
In E&P, we expect our third quarter 2007 production to be lower than the level in the second quarter of 2007 due to the expropriation of our Venezuelan oil projects, unplanned downtime in the United Kingdom as a result of damage and repairs on a third-party pipeline, and planned downtime in the Timor Sea and Alaska.
In R&M, we expect our crude oil capacity utilization in the third quarter of 2007 to be similar to the previous quarter.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2007, does not differ materially from that discussed under Item 7A of ConocoPhillips’ Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. CONTROLS AND PROCEDURES
As of June 30, 2007, with the participation of our management, our Chairman, President and Chief Executive Officer (principal executive officer) and our Executive Vice President, Finance, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President, Finance, and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2007.
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the second quarter of 2007 and any material developments with respect to those matters previously reported in ConocoPhillips’ 2006 Form 10-K or first-quarter 2007 10-Q. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s regulations.
New Matters
In April 2004, in response to several historic spills at the Albuquerque Products Terminal, we received an Administrative Compliance Order from the New Mexico Environment Department. The order does not propose a penalty assessment, but rather attempts to impose specific design, construction and operational changes. We have been in negotiations with the agency and have recently proposed a settlement offer of $100,000. We will continue to work with the agency to resolve this matter.
On April 30, 2007, the Borger refinery received an offer to settle a range of violations alleged in a March 16, 2007, Notice of Enforcement issued by the Texas Commission on Environmental Quality (TCEQ). The alleged violations relate to air quality permit limits, emission events, testing requirements, and reporting or recordkeeping requirements. We have agreed to the proposed penalty of $169,799 and will continue to work with the agency to close this matter.
In June 2007, the Ferndale refinery was informed by the U.S. Environmental Protection Agency (EPA) that it will seek penalties for Ferndale’s alleged failure to comply with certain portions of the Benzene Waste Operations rule. The government alleges the facility has not complied with certain equipment maintenance and inspection rules since 1993. We intend to negotiate a settlement with the EPA and the Department of Justice.
The Refinery Enforcement Initiative Consent Decree between ConocoPhillips Company, the United States, the Commonwealth of Pennsylvania and others provides for penalties for certain acid gas flaring incidents. The Pennsylvania Department of Environmental Protection (PADEP) has informed the Trainer refinery that it intends to seek penalties for acid gas flaring which occurred during April and/or May 2007. We are currently assessing this matter and expect to work with the PADEP to resolve it.
Matters Previously Reported
In December 2005, the TCEQ proposed an administrative penalty of $120,132 for alleged violations of the Texas Clean Air Act at the Borger refinery. The allegations relate to unexcused emission events, reporting and recordkeeping requirements, leak detection and repair, flare outages, and Title V permit reporting. We have paid an administrative penalty of $57,716, and agreed to perform Supplemental Environmental Projects totaling an additional $57,716. We anticipate this settlement agreement will be resolved through final approval by the full TCEQ commission.
On January 22, 2007, the Ferndale Refinery received a Notice of Violation (NOV) from the Northwest Clean Air Agency, which alleges that the vapor recovery equipment at the refinery’s truck loading terminal exceeded the maximum pressure limit during loading. The NOV also alleges that notification of the underlying source test was reported late. ConocoPhillips resolved this NOV in May 2007, with a settlement payment of $52,500 to the Northwest Clean Air Agency.
On November 28, 2006, the state of Alaska, Department of Environmental Conservation (ADEC), notified ConocoPhillips Alaska, Inc. (CPAI) of an alleged violation of the Air Quality Control permit for the Central Production Facility #1, Kuparuk River Unit Topping Plant at the Kuparuk field on the North Slope of Alaska. The NOV alleged that CPAI had not operated an emissions monitoring unit at the topping plant. In June 2007, we settled the NOV by paying $97,094 to ADEC in full settlement of the matter.
Item 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased*	per Share	Programs**	Plans or Programs**
April 1-30, 2007	4,095,007	$69.46	4,090,000	$2,823
May 1-31, 2007	4,545,825	72.31	4,532,190	2,495
June 1-30, 2007	4,954,578	78.39	4,952,500	2,107

Total	13,595,410	$73.66	13,574,690

*	Includes the repurchase of common shares from company employees in connection with the company’s broad-based employee incentive plans.
**	On January 12, 2007, we announced a stock repurchase program that provided for the repurchase of up to $1 billion of the company’s common stock. On February 9, 2007, we announced plans to purchase $4 billion of our common stock in 2007, including the $1 billion announced on January 12, 2007. On July 9, 2007, we announced plans to repurchase up to $15 billion of the company’s common stock through the end of 2008, which includes the $2 billion remaining under the previously announced $4 billion stock buyout authorization. Acquisitions for the share repurchase programs are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Purchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plans are held as treasury shares.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our annual stockholders meeting on May 9, 2007. A brief description of each proposal and the voting results follow:
A company proposal to elect six directors.

	For	Against	Abstain

James E. Copeland, Jr.	1,413,582,459	25,593,225	8,583,552
Kenneth M. Duberstein	1,405,483,740	33,573,007	8,702,489
Ruth R. Harkin	1,414,381,388	24,987,182	8,390,666
William R. Rhodes	1,410,288,680	28,841,412	8,629,144
J. Stapleton Roy	1,412,975,202	26,321,526	8,462,508
William E. Wade, Jr.	1,413,394,724	25,845,848	8,518,664
Those directors whose term of office continued were as follows: Richard L. Armitage, Richard H. Auchinleck, Norman R. Augustine, Charles C. Krulak, Harold W. McGraw III, James J. Mulva, Harald J. Norvik, William K. Reilly, Bobby S. Shackouls, Victoria J. Tschinkel, and Kathryn C. Turner.
A company proposal to ratify the appointment of Ernst & Young LLP as ConocoPhillips’ independent registered public accounting firm for 2007.

For	1,428,409,973
Against	14,059,578
Abstentions	5,289,241
Broker Non-Votes	444
A shareholder proposal requesting ConocoPhillips provide a report, updated semi-annually, concerning corporate political contributions.

For	127,031,053
Against	937,916,545
Abstentions	183,153,585
Broker Non-Votes	199,658,053
A shareholder proposal outlining certain qualifications for Director nominees.

For	67,182,790
Against	1,076,183,053
Abstentions	104,735,345
Broker Non-Votes	199,658,048
A shareholder proposal requesting the Board of Directors prepare a report, at a reasonable cost and omitting proprietary information, on the potential environmental damage that would result from drilling for oil and gas in the area inside the National Petroleum Reserve—Alaska originally protected by the

1998 Record of Decision. The report should consider the implications of a policy of refraining from drilling in such areas and should be available to investors by the 2008 annual meeting.

For	286,071,802
Against	784,351,356
Abstentions	177,678,028
Broker Non-Votes	199,658,050
A shareholder proposal requesting the Board of Directors prepare a report by November 2007, at a reasonable cost and omitting proprietary information, concerning ConocoPhillips’ policies and procedures regarding the recognition of Indigenous Rights.

For	105,488,682
Against	962,709,927
Abstentions	179,902,577
Broker Non-Votes	199,658,050
A shareholder proposal requesting the Board of Directors prepare a report to shareholders, at a reasonable cost and omitting proprietary information, on how the corporation ensures it is accountable for its environmental impacts in all of the communities where it operates.

For	99,198,229
Against	958,990,839
Abstentions	189,912,118
Broker Non-Votes	199,658,050
All six nominated directors were elected and the appointment of the independent auditors was ratified. The five shareholder proposals were not ratified.
Item 6. EXHIBITS
Exhibits
10	Aircraft Time Sharing Agreement by and between James J. Mulva and ConocoPhillips.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Rand C. Berney

Rand C. Berney
Vice President and Controller
(Chief Accounting and Duly Authorized Officer)
August 1, 2007

EXHIBIT INDEX
Exhibits
10	Aircraft Time Sharing Agreement by and between James J. Mulva and ConocoPhillips.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.