Form 10-Q
period 2008-09-30
CONOCOPHILLIPS
filed 2008-10-29
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No    X
The registrant had 1,490,817,631 shares of common stock, $.01 par value, outstanding at September 30, 2008.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Revenues and Other Income
Sales and other operating revenues*	$70,044	46,062	196,338	134,752
Equity in earnings of affiliates	1,214	1,314	4,385	3,749
Other income	115	557	555	1,696

Total Revenues and Other Income	71,373	47,933	201,278	140,197

Costs and Expenses
Purchased crude oil, natural gas and products	49,608	30,862	138,642	88,397
Production and operating expenses	3,059	2,620	8,861	7,669
Selling, general and administrative expenses	513	569	1,668	1,700
Exploration expenses	267	218	864	739
Depreciation, depletion and amortization	2,361	2,052	6,748	6,092
Impairment—expropriated assets	-	-	-	4,588
Impairments	57	188	82	285
Taxes other than income taxes*	5,619	4,583	16,570	13,654
Accretion on discounted liabilities	114	81	314	241
Interest and debt expense	239	391	656	1,017
Foreign currency transaction losses (gains)	54	(20)	11	(198)
Minority interests	15	25	51	65

Total Costs and Expenses	61,906	41,569	174,467	124,249

Income before income taxes	9,467	6,364	26,811	15,948
Provision for income taxes	4,279	2,691	12,045	8,428

Net Income	$5,188	3,673	14,766	7,520

Net Income Per Share of Common Stock (dollars)
Basic	$3.43	2.26	9.61	4.60
Diluted	3.39	2.23	9.50	4.54

Dividends Paid Per Share of Common Stock (dollars)	$.47	.41	1.41	1.23

Average Common Shares Outstanding (in thousands)
Basic	1,510,897	1,622,456	1,535,932	1,635,128
Diluted	1,528,187	1,644,267	1,554,952	1,657,244

*Includes excise taxes on petroleum products sales:	$4,022	3,954	11,970	11,864
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	September 30	December 31
	2008	2007
Assets
Cash and cash equivalents	$1,116	1,456
Accounts and notes receivable (net of allowance of $83 million in 2008 and $58 million in 2007)	14,514	14,687
Accounts and notes receivable—related parties	2,472	1,667
Inventories	6,741	4,223
Prepaid expenses and other current assets	3,483	2,702

Total Current Assets	28,326	24,735
Investments and long-term receivables	34,344	31,457
Loans and advances—related parties	2,053	1,871
Net properties, plants and equipment	89,259	89,003
Goodwill	29,224	29,336
Intangibles	861	896
Other assets	540	459

Total Assets	$184,607	177,757

Liabilities
Accounts payable	$17,364	16,591
Accounts payable—related parties	1,873	1,270
Short-term debt	387	1,398
Accrued income and other taxes	6,369	4,814
Employee benefit obligations	758	920
Other accruals	2,759	1,889

Total Current Liabilities	29,510	26,882
Long-term debt	21,713	20,289
Asset retirement obligations and accrued environmental costs	7,713	7,261
Joint venture acquisition obligation—related party	5,828	6,294
Deferred income taxes	20,408	21,018
Employee benefit obligations	2,813	3,191
Other liabilities and deferred credits	2,619	2,666

Total Liabilities	90,604	87,601

Minority Interests	1,127	1,173

Common Stockholders’ Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2008—1,728,185,223 shares; 2007—1,718,448,829 shares)
Par value	17	17
Capital in excess of par	43,308	42,724
Grantor trusts (at cost: 2008—41,599,027 shares; 2007—42,411,331 shares)	(716)	(731)
Treasury stock (at cost: 2008—195,768,565 shares; 2007—104,607,149 shares)	(15,469)	(7,969)
Accumulated other comprehensive income	2,742	4,560
Unearned employee compensation	(109)	(128)
Retained earnings	63,103	50,510

Total Common Stockholders’ Equity	92,876	88,983

Total	$184,607	177,757

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Nine Months Ended
	September 30
	2008	2007
Cash Flows From Operating Activities
Net income	$14,766	7,520
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	6,748	6,092
Impairment—expropriated assets	-	4,588
Impairments	82	285
Dry hole costs and leasehold impairments	399	355
Accretion on discounted liabilities	314	241
Deferred taxes	59	55
Undistributed equity earnings	(2,530)	(1,472)
Gain on asset dispositions	(346)	(1,316)
Other	(134)	28
Working capital adjustments*
Decrease (increase) in accounts and notes receivable	(243)	411
Increase in inventories	(2,709)	(334)
Decrease (increase) in prepaid expenses and other current assets	(689)	430
Increase in accounts payable	1,633	1,052
Increase (decrease) in taxes and other accruals	2,186	(305)

Net Cash Provided by Operating Activities	19,536	17,630

Cash Flows From Investing Activities
Capital expenditures and investments	(10,535)	(7,907)
Proceeds from asset dispositions	729	3,057
Long-term advances/loans—related parties	(181)	(449)
Collection of advances/loans—related parties	15	66
Other	(186)	24

Net Cash Used in Investing Activities	(10,158)	(5,209)

Cash Flows From Financing Activities
Issuance of debt	2,264	824
Repayment of debt	(1,857)	(6,141)
Issuance of company common stock	182	251
Repurchase of company common stock	(7,500)	(4,501)
Dividends paid on company common stock	(2,159)	(2,009)
Other	(426)	(289)

Net Cash Used in Financing Activities	(9,496)	(11,865)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(222)	6

Net Change in Cash and Cash Equivalents	(340)	562
Cash and cash equivalents at beginning of period	1,456	817

Cash and Cash Equivalents at End of Period	$1,116	1,379

*Net of acquisition and disposition of businesses.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips
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
SFAS No. 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting significant modifications to observable related market data or our assumptions about pricing by market participants.
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
The fair value hierarchy for our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2008, was:

	Millions of Dollars
	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$5,868	2,874	20	8,762
Foreign exchange derivatives	-	101	-	101
Nonqualified benefit plans	365	-	-	365

Total assets	6,233	2,975	20	9,228

Liabilities
Commodity derivatives	(5,628)	(2,670)	(8)	(8,306)
Foreign exchange derivatives	-	(182)	-	(182)

Total liabilities	(5,628)	(2,852)	(8)	(8,488)

Net assets	$605	123	12	740

The derivative values above are based on analysis of each contract as the fundamental unit of account as required by SFAS No. 157; therefore, derivative assets and liabilities with the same counterparty are not netted where the legal right of offset exists, which is different than the net presentation basis in Note 13—Financial Instruments and Derivative Contracts. Gains or losses from contracts in one level may be offset by gains or losses on contracts in another level or by changes in values of physical contracts or positions that are not reflected in the table above.

Changes in the fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy during the three- and nine-month periods ended September 30, 2008, were:

	Millions of Dollars
	Three Months Ended	Nine Months Ended
	September 30	September 30
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance	$(56)	(34)
Total gains (losses), realized and unrealized
Included in earnings	45	(8)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	20	44
Transfers in and/or out of Level 3	3	10

Balance at September 30, 2008	$12	12

The amount of total gains (losses) for the three- and nine-month periods included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities held at September 30, 2008, were:

	Millions of Dollars
	Three Months Ended	Nine Months Ended
	September 30	September 30
Related to assets	$16	8
Related to liabilities	(16)	(9)

Gains and losses, realized and unrealized, included in earnings for the three- and nine-month periods ended September 30, 2008, were:

	Millions of Dollars
	Three Months Ended			Nine Months Ended
	September 30			September 30
		Purchased			Purchased
	Other	Crude Oil,		Other	Crude Oil,
	Operating	Natural Gas		Operating	Natural Gas
	Revenues	and Products	Total	Revenues	and Products	Total
Total gains (losses) included in earnings	$55	(10)	45	(3)	(5)	(8)

Change in unrealized gains (losses) relating to assets held at September 30, 2008	$16	-	16	8	-	8

Change in unrealized gains (losses) relating to liabilities held at September 30, 2008	$(9)	(7)	(16)	(4)	(5)	(9)

SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits the election to carry financial instruments and certain other items similar to financial instruments at fair value on the balance sheet, with all changes in fair value reported in earnings. By electing the fair value option in conjunction with a derivative, an entity can achieve an accounting result similar to a fair value hedge without having to comply with complex hedge accounting rules. We adopted this Statement effective January 1, 2008, but did not make a fair value election at that time or during the first nine months of 2008 for any financial instruments not already carried at fair value in accordance with other accounting standards. Accordingly, the adoption of SFAS No. 159 did not impact our consolidated financial statements.
Note 3—Variable Interest Entities (VIEs)
We have a 24 percent interest in West2East Pipeline LLC (West2East), a company holding a 100 percent interest in Rockies Express Pipeline LLC (Rockies Express). West2East is a VIE, but we are not the primary beneficiary. We use the equity method of accounting for our investment. In 2007, we issued a guarantee for 24 percent of the $2 billion in credit facilities of Rockies Express. In addition, we have a guarantee for 24 percent of $600 million of Floating Rate Notes due 2009 issued by Rockies Express. At September 30, 2008, the book value of our investment in West2East was $246 million. See Note 11—Guarantees, for additional information.
We have a 30 percent ownership interest with a 50 percent governance interest in the OOO Naryanmarneftegaz (NMNG) joint venture to develop resources in the Timan-Pechora province of Russia. The NMNG joint venture is a VIE because we and our related party, OAO LUKOIL, have disproportionate interests. We are not the primary beneficiary of the VIE and we use the equity method of accounting for this investment. At September 30, 2008, the book value of our investment in the venture was $1,995 million.
Note 4—Inventories
Inventories consisted of the following:

	Millions of Dollars
	September 30	December 31
	2008	2007

Crude oil and petroleum products	$5,827	3,373
Materials, supplies and other	914	850

	$6,741	4,223

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,497 million and $2,974 million at September 30, 2008, and December 31, 2007, respectively. The remaining inventories were valued under various methods, including first-in, first-out and weighted average. The excess of current replacement cost over LIFO cost of inventories amounted to $7,022 million and $6,668 million at September 30, 2008, and December 31, 2007, respectively.

Note 5—Assets Held for Sale
Noncurrent assets and noncurrent liabilities classified as current assets and current liabilities under the “held for sale” provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” totaled $1,092 million and $159 million, respectively, at December 31, 2007. During the first nine months of 2008, a portion of these held-for-sale assets were sold, and additional assets met the held-for-sale criteria. As a result, at September 30, 2008, we classified $1,039 million of noncurrent assets as “Prepaid expenses and other current assets” on our consolidated balance sheet and we classified $272 million of noncurrent liabilities as current liabilities, consisting of $145 million in “Accrued income and other taxes” and $127 million in “Other accruals.” Contingent upon necessary regulatory approvals and negotiation of final contract terms, we expect the majority of these assets to be sold by the end of 2008, with the remainder to be sold in 2009.
The major classes of noncurrent assets and noncurrent liabilities held for sale and classified as current were:

	Millions of Dollars
	September 30	December 31
	2008	2007
Assets
Investments and long-term receivables	$7	48
Net properties, plants and equipment	865	946
Goodwill	164	89
Intangibles	2	2
Other assets	1	7

Total assets	$1,039	1,092

Exploration and Production	$283	189
Refining and Marketing	756	903

	$1,039	1,092

Liabilities
Asset retirement obligations and accrued environmental costs	$120	23
Deferred income taxes	145	133
Other liabilities and deferred credits	7	3

Total liabilities	$272	159

Exploration and Production	$158	35
Refining and Marketing	114	124

	$272	159

Note 6—Investments, Loans and Long-Term Receivables
LUKOIL
Our ownership interest in LUKOIL was 20 percent at September 30, 2008, based on 851 million shares authorized and issued. For financial reporting under U.S. generally accepted accounting principles, treasury shares held by LUKOIL are not considered outstanding for determining our equity-method ownership interest in LUKOIL. Our ownership interest, based on estimated shares outstanding, was also 20 percent at September 30, 2008, compared with 20.6 percent at December 31, 2007.
At September 30, 2008, the book value of our ordinary share investment in LUKOIL was $12,864 million. Our share of the net assets of LUKOIL was estimated to be $10,393 million. The majority of this basis difference of $2,471 million is being amortized on a unit-of-production basis.
At September 30, 2008, the closing price of LUKOIL shares (ADRs) on the London Stock Exchange was $58.80 per share, down $39.80 per share, or 40 percent, from June 30, 2008. The aggregate market value of our LUKOIL investment at September 30 was, therefore, $10,003 million, or $2,861 million below the $12,864 million book value of our LUKOIL investment. Book value includes $7.5 billion of share acquisition costs, along with undistributed equity earnings and basis difference amortization. We evaluated the decrease in market value below book value of our LUKOIL investment and concluded the decline did not meet the other-than-temporary impairment recognition guidance of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In reaching this conclusion, we considered: 1) the lack of deterioration in LUKOIL’s financial condition and near-term prospects during the quarter; 2) general oil and gas industry downward stock price trends during the quarter, as well as the historical volatility of oil and gas commodity prices, which often create short-term volatility in energy industry stock prices; 3) the intent and ability of ConocoPhillips to retain its investment in LUKOIL; 4) the short length of time book value has been less than market value; and 5) non-energy-related factors impacting the U.S. and Russian financial markets during the quarter.
At October 29, 2008, the closing price of LUKOIL shares on the London Stock Exchange was $33.01 per share, 44 percent lower than at September 30, 2008. We will continue to closely monitor the relationship between the carrying value and market value of our LUKOIL investment. Should we determine in the future there has been a loss in the carrying value of our investment that is other than temporary, we would record a noncash impairment of our investment, calculated as the total difference between carrying value and market value as of the end of the reporting period.
Loans to Related Parties
As part of our normal ongoing business operations and consistent with industry practice, we invest and enter into numerous agreements with other parties to pursue business opportunities, which share costs and apportion risks among the parties as governed by the agreements. Included in such activity are loans made to certain affiliated companies. The long-term portion of these loans are included in the “Loans and advances—related parties” balance sheet line item, while the short-term portion is included in “Accounts and notes receivable—related parties.” Significant loans to affiliated companies at September 30, 2008, included the following:
•	$768 million in loan financing to Freeport LNG Development, L.P. This loan was provided for the construction of a liquefied natural gas (LNG) facility which became operational late in the second quarter of 2008. The loan was converted from a construction loan to term loan in August 2008 and Freeport started making repayments in September 2008. At the time of the loan conversion in August, it consisted of $650 million of principal and $124 million of accrued interest.

•	$330 million in loan financing and an additional $43 million of accrued interest to Varandey Terminal Company associated with the costs of a terminal expansion. The terminal construction was completed in late second-quarter 2008, and the final loan amount was $330 million at current exchange rates, excluding accrued interest. Although repayments are not required to start until May 2010, Varandey used available cash to repay $7 million of interest in third-quarter 2008.

•	$817 million of project financing and an additional $67 million of accrued interest to Qatargas 3, an integrated project to produce and liquefy natural gas from Qatar’s North field. Our maximum exposure to this financing structure is $1.2 billion.

•	$197 million in short-term loan financing and an additional $1 million of accrued interest to TransCanada Keystone Pipeline LP, which is expected to be repaid before year end.
Note 7—Properties, Plants and Equipment
The company’s investment in properties, plants and equipment (PP&E), with accumulated depreciation, depletion and amortization (Accum. DD&A), was:

	Millions of Dollars
	September 30, 2008			December 31, 2007
	Gross	Accum.	Net	Gross	Accum.	Net
	PP&E	DD&A	PP&E	PP&E	DD&A	PP&E

E&P	$107,175	35,391	71,784	102,550	30,701	71,849
Midstream	115	68	47	267	103	164
R&M	20,792	5,217	15,575	19,926	4,733	15,193
LUKOIL Investment	-	-	-	-	-	-
Chemicals	-	-	-	-	-	-
Emerging Businesses	1,219	152	1,067	1,204	138	1,066
Corporate and Other	1,517	731	786	1,414	683	731

	$130,818	41,559	89,259	125,361	36,358	89,003

Suspended Wells
The company’s capitalized cost of suspended wells at September 30, 2008, was $685 million, an increase of $96 million from $589 million at year-end 2007. For the category of exploratory well costs capitalized for a period greater than one year as of December 31, 2007, $12 million was charged to dry hole expense during the first nine months of 2008.

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
Other Impairments
We recognized the following net impairments:

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
E&P
United States	$-	-	-	1
International	56	151	59	326
R&M
United States	1	1	23	48
International	-	30	-	30
Increase in fair value of previously impaired assets	-	(2)	-	(128)
Corporate	-	8	-	8

	$57	188	82	285

During the third quarter and nine-month period of 2008, property impairments were primarily associated with changes in asset retirement obligations for properties at the end of their economic life. In addition, the nine-month period also includes amounts related to planned asset dispositions.
During the third quarter and nine-month period of 2007, we recorded property impairments for:
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

At September 30, 2008, we had a $7.35 billion revolving credit facility, which expires in September 2012. The facility was reduced from $7.5 billion due to the bankruptcy of Lehman Commercial Paper Inc., one of the revolver participants. The facility may be used as direct bank borrowings, as support for the ConocoPhillips $7.35 billion commercial paper program, as support for the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, or as support for issuances of letters of credit totaling up to $750 million. At September 30, 2008, and December 31, 2007, we had no outstanding borrowings under the credit facility, but $40 million and $41 million, respectively, in letters of credit had been issued. Under the combined commercial paper programs, $1,519 million of commercial paper was outstanding at September 30, 2008, compared with $725 million at December 31, 2007.
Also at September 30, 2008, we classified $2,469 million of short-term debt as long-term debt, based on our ability and intent to refinance the obligations on a long-term basis under our revolving credit facility.
On October 1, 2008, we entered into a $2.5 billion 364-day bank facility to provide additional support to temporarily expand our commercial paper program to $9.85 billion. We expanded our commercial paper program to ensure adequate liquidity after the initial funding of our transaction with Origin Energy. For additional information, see Note 21—Joint Venture with Origin Energy.
Note 10—Joint Venture Acquisition Obligation
On January 3, 2007, we closed on a business venture with EnCana Corporation. As part of this transaction, we are obligated to contribute $7.5 billion, plus interest, over a ten-year period, which began in 2007, to the upstream business venture, FCCL Oil Sands Partnership, which was formed as a result of the transaction.
Quarterly principal and interest payments of $237 million began in the second quarter of 2007, and will continue until the balance is paid. Of the principal obligation amount, approximately $617 million is short-term and is included in the “Accounts payable—related parties” line on our September 30, 2008, consolidated balance sheet. The principal portion of these payments, which totaled $442 million in the first nine months of 2008, is included in the “Other” line in the financing activities section of our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.
Note 11—Guarantees
At September 30, 2008, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial.
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

not achieved. The project financing will be nonrecourse to ConocoPhillips upon certified completion, currently expected in 2010. At September 30, 2008, the carrying value of the guarantee to the third-party lenders was $11 million. For additional information, see Note 6—Investments, Loans and Long-Term Receivables.
Guarantees of Joint-Venture Debt
•	In June 2006, we issued a guarantee for 24 percent of the $2 billion in credit facilities of Rockies Express Pipeline LLC (Rockies Express), which will be used to construct a natural gas pipeline across a portion of the United States. At September 30, 2008, Rockies Express had $854 million outstanding under the credit facilities, with our 24 percent guarantee equaling $205 million. The maximum potential amount of future payments to third-party lenders under the guarantee is estimated to be $480 million, which could become payable if the credit facilities are fully utilized and Rockies Express fails to meet its obligations under the credit agreement. In addition, we also have a guarantee for 24 percent of $600 million of Floating Rate Notes due 2009 issued by Rockies Express in September 2007. It is anticipated final construction completion will be achieved in 2009, and refinancing will take place at that time, making the debt nonrecourse to ConocoPhillips. At September 30, 2008, the total carrying value of these guarantees to third-party lenders was $12 million. See Note 3—Variable Interest Entities (VIEs), for additional information.

•	At September 30, 2008, we had other guarantees outstanding for our portion of joint-venture debt obligations, which have terms of up to 17 years. The maximum potential amount of future payments under the guarantees is approximately $80 million. Payment would be required if a joint venture defaults on its debt obligations.
Other Guarantees
•	The Merey Sweeny, L.P. (MSLP) joint-venture project agreement requires the partners in the venture to pay cash calls to cover operating expenses in the event the venture does not have enough cash to cover operating expenses after setting aside the amount required for debt service over the next 16 years. Although there is no maximum limit stated in the agreement, the intent is to cover short-term cash deficiencies should they occur. Our maximum potential future payments under the agreement are currently estimated to be $100 million, assuming such a shortfall exists at some point in the future due to an extended operational disruption.

•	In February 2003, we entered into two agreements establishing separate guarantee facilities of $50 million each for two LNG ships. Subject to the terms of each such facility, we will be required to make payments should the charter revenue generated by the respective ship fall below certain specified minimum thresholds, and we will receive payments to the extent that such revenues exceed those thresholds. The net maximum future payments that we may have to make over the 20-year terms of the two agreements could be up to $100 million in total. To the extent we receive any such payments, our actual gross payments over the 20 years could exceed that amount. In the event either ship is sold or a total loss occurs, we also may have recourse to the sales or insurance proceeds to recoup payments made under the guarantee facilities.

•	We have guarantees of the residual value of leased corporate aircraft. The maximum potential payment under these guarantees at September 30, 2008, was $170 million.

•	In December 2007, we acquired a 50 percent equity interest in the Keystone Oil Pipeline (Keystone) to form a 50/50 joint venture with TransCanada Corporation. Keystone plans to construct a crude oil pipeline originating in Hardisty, Alberta, with delivery points at Wood River and Patoka, Illinois, and Cushing, Oklahoma. In connection with certain planning and construction activities, agreements were put in place with third parties to guarantee the payments due. Our maximum potential amount of future payments under those agreements is estimated to be $400 million, which could become payable if Keystone fails to meet its obligations under the agreements noted above and the obligation cannot otherwise be mitigated. Payments under the guarantees are contingent upon the partners not making necessary equity contributions into Keystone; therefore, it is considered unlikely that payments would be required. All but $15 million of the guarantees will terminate after construction is completed, currently estimated to occur in 2010.
In addition to the above guarantee, in order to obtain long-term shipping commitments that would enable a pipeline expansion starting at Hardisty, Alberta, and extending to near Port Arthur, Texas, the Keystone owners entered into a 20-year guarantee in July 2008 to ship volumes for certain shippers to the Gulf Coast. Our maximum potential amount of future payments, or cost of volume delivery, under this guarantee is estimated to be $550 million, which could become payable if Keystone fails to meet its obligations under the agreements noted above and cannot otherwise be mitigated. This is considered unlikely as payment, or cost of volume delivery, is contingent upon the partners defaulting on their obligation to construct and operate in accordance with the terms of the agreement. In October 2008, we elected to exercise an option to reduce our equity interest from 50 percent to 20.01 percent. The change in equity will occur through a dilution mechanism, which is expected to gradually lower our ownership interest, as well as our guarantee obligation, until reaching 20.01 percent by the third quarter of 2009.

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
Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations and joint ventures and have sold several assets, including downstream and midstream assets, certain exploration and production assets, and downstream retail and wholesale sites that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at September 30, 2008, was $454 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the carrying amount recorded were $253 million of environmental accruals for known contamination that is included in asset retirement obligations and accrued environmental costs at September 30, 2008. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.
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
We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except for those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable that future costs will be incurred and these costs can be reasonably estimated. At September 30, 2008, our balance sheet included a total environmental accrual of $1,028 million, compared with $1,089 million at December 31, 2007. We expect to incur the majority of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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
Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at September 30, 2008, we had performance obligations secured by letters of credit of $2,213 million (of which $40 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit) and various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business.
Note 13—Financial Instruments and Derivative Contracts
Derivative assets and liabilities were:

	Millions of Dollars
	September 30	December 31
	2008	2007
Derivative Assets
Current	$1,173	453
Long-term	141	89

	$1,314	542

Derivative Liabilities
Current	$969	493
Long-term	162	67

	$1,131	560

In the preceding table, the 2008 derivative assets appear net of $224 million of obligations to return cash collateral, and the 2008 derivative liabilities appear net of $32 million of rights to reclaim cash collateral. These derivative assets and liabilities appear as prepaid expenses and other current assets, other assets, other accruals, or other liabilities and deferred credits on the balance sheet.

Note 14—Comprehensive Income
ConocoPhillips’ comprehensive income was as follows:

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net income	$5,188	3,673	14,766	7,520
After-tax changes in:
Defined benefit pension plans
Net prior service cost	7	5	(3)	15
Net actuarial loss	10	8	17	38
Nonsponsored plans	4	-	8	(3)
Foreign currency translation adjustments	(1,584)	1,320	(1,841)	2,596
Hedging activities	1	(2)	1	(5)

Comprehensive income	$3,626	5,004	12,948	10,161

Accumulated other comprehensive income in the equity section of the balance sheet included:

	Millions of Dollars
	September 30	December 31
	2008	2007

Defined benefit pension plans	$(443)	(465)
Foreign currency translation adjustments	3,192	5,033
Deferred net hedging loss	(7)	(8)

Accumulated other comprehensive income	$2,742	4,560

Note 15—Cash Flow Information

	Millions of Dollars
	Nine Months Ended
	September 30
	2008	2007
Noncash Investing and Financing Activities
Investment in an upstream business venture through issuance of an acquisition obligation	$-	7,313
Investment in a downstream business venture through contribution of noncash assets and liabilities	-	2,415

Cash Payments
Interest	$475	650
Income taxes	10,250	7,969

Note 16—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	September 30				September 30
Components of Net Periodic Benefit Cost	2008		2007		2008	2007
	U.S.	Int’l.	U.S.	Int’l.
Three Months Ended
Service cost	$46	24	44	25	2	3
Interest cost	61	44	57	41	8	12
Expected return on plan assets	(55)	(45)	(51)	(37)	-	-
Amortization of prior service cost	4	-	3	1	3	3
Recognized net actuarial loss (gain)	15	3	15	12	(3)	(5)

Net periodic benefit costs	$71	26	68	42	10	13

Nine Months Ended
Service cost	$140	71	132	73	9	10
Interest cost	185	134	171	120	36	34
Expected return on plan assets	(167)	(134)	(153)	(109)	-	-
Amortization of prior service cost	8	-	8	5	8	10
Recognized net actuarial loss (gain)	48	9	46	35	(13)	(15)

Net periodic benefit costs	$214	80	204	124	40	39

During the first nine months of 2008, we contributed $357 million to our domestic qualified and nonqualified plans and $123 million to our international benefit plans. We currently expect to contribute a total of $470 million to our domestic plans and $182 million to our international plans in 2008.

Note 17—Related Party Transactions
Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Operating revenues (a)	$3,944	2,465	11,115	7,967
Purchases (b)	6,038	4,156	16,129	11,455
Operating expenses and selling, general and administrative expenses (c)	142	103	385	309
Net interest income (d)	15	25	55	80

(a)	We sold natural gas to DCP Midstream, LLC and crude oil to the Malaysian Refining Company Sdn. Bhd. (MRC), among others, for processing and marketing. Natural gas liquids, solvents and petrochemical feedstocks were sold to Chevron Phillips Chemical Company LLC (CPChem), gas oil and hydrogen feedstocks were sold to Excel Paralubes and refined products were sold primarily to CFJ Properties and LUKOIL. Natural gas, crude oil, blendstock and other intermediate products were sold to WRB Refining LLC. In addition, we charged several of our affiliates including CPChem, Merey Sweeny L.P. (MSLP) and Hamaca Holding LLC (until expropriation on June 26, 2007) for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)	We purchased refined products from WRB Refining. We purchased natural gas and natural gas liquids from DCP Midstream and CPChem for use in our refinery processes and other feedstocks from various affiliates. We purchased crude oil from LUKOIL, upgraded crude oil from Petrozuata C.A. (as a related party until expropriation on June 26, 2007) and refined products from MRC. We also paid fees to various pipeline equity companies for transporting finished refined products and natural gas, and a price upgrade to MSLP for heavy crude oil processing. We purchased base oils and fuel products from Excel Paralubes for use in our refinery and specialty businesses.

(c)	We paid processing fees to various affiliates. Additionally, we paid crude oil transportation fees to pipeline equity companies.

(d)	We paid and/or received interest to/from various affiliates, including FCCL Oil Sands Partnership. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

Note 18—Segment Disclosures and Related Information
We have organized our reporting structure based on the grouping of similar products and services, resulting in six operating segments:
1)	E&P—This segment primarily explores for, produces, transports and markets crude oil, natural gas and natural gas liquids on a worldwide basis.

2)	Midstream—This segment gathers, processes and markets natural gas produced by ConocoPhillips and others, and fractionates and markets natural gas liquids, predominantly in the United States and Trinidad. The Midstream segment primarily consists of our 50 percent equity investment in DCP Midstream.

3)	R&M—This segment purchases, refines, markets and transports crude oil and petroleum products, mainly in the United States, Europe and Asia Pacific.

4)	LUKOIL Investment—This segment represents our investment in the ordinary shares of LUKOIL, an international, integrated oil and gas company headquartered in Russia. At September 30, 2008, our ownership interest was 20 percent based on both authorized and issued shares and estimated shares outstanding.

5)	Chemicals—This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in CPChem.

6)	Emerging Businesses—This segment represents our investment in new technologies or businesses outside our normal scope of operations.
Corporate and Other includes general corporate overhead, most interest income and expense, restructuring charges, and various other corporate activities. Corporate assets include all cash and cash equivalents. We evaluate performance and allocate resources based on net income. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Sales and Other Operating Revenues
E&P
United States	$15,320	9,416	42,831	27,153
International	10,333	5,559	27,245	17,052
Intersegment eliminations—U.S.	(2,263)	(1,612)	(6,900)	(4,264)
Intersegment eliminations—international	(3,005)	(1,927)	(8,852)	(4,844)

E&P	20,385	11,436	54,324	35,097

Midstream
Total sales	2,112	1,182	5,854	3,396
Intersegment eliminations	(52)	(39)	(171)	(143)

Midstream	2,060	1,143	5,683	3,253

R&M
United States	33,778	24,369	97,989	69,022
International	14,065	9,178	38,960	27,606
Intersegment eliminations—U.S.	(293)	(113)	(797)	(376)
Intersegment eliminations—international	(17)	(2)	(37)	(7)

R&M	47,533	33,432	136,115	96,245

LUKOIL Investment	-	-	-	-
Chemicals	2	2	8	8

Emerging Businesses
Total sales	303	150	791	450
Intersegment eliminations	(244)	(105)	(600)	(310)

Emerging Businesses	59	45	191	140

Corporate and Other	5	4	17	9

Consolidated sales and other operating revenues	$70,044	46,062	196,338	134,752

Net Income (Loss)
E&P
United States	$1,606	1,225	4,807	3,196
International	2,322	857	6,007	(1,189)

Total E&P	3,928	2,082	10,814	2,007

Midstream	173	104	472	291

R&M
United States	524	873	1,546	3,648
International	325	434	487	1,153

Total R&M	849	1,307	2,033	4,801

LUKOIL Investment	438	387	1,922	1,169
Chemicals	46	110	116	260
Emerging Businesses	35	3	55	(10)
Corporate and Other	(281)	(320)	(646)	(998)

Consolidated net income	$5,188	3,673	14,766	7,520

	Millions of Dollars
	September 30	December 31
	2008	2007
Total Assets
E&P
United States	$37,606	35,160
International	58,522	59,412
Goodwill	25,457	25,569

Total E&P	121,585	120,141

Midstream	1,905	2,016

R&M
United States	27,440	24,336
International	10,494	9,766
Goodwill	3,767	3,767

Total R&M	41,701	37,869

LUKOIL Investment	13,038	11,164
Chemicals	2,312	2,225
Emerging Businesses	1,239	1,230
Corporate and Other	2,827	3,112

Consolidated total assets	$184,607	177,757

Note 19—Income Taxes
Our effective tax rate for both the third quarter and first nine months of 2008 was 45 percent, compared with 42 percent and 53 percent for the same two periods of 2007. The change in the effective tax rate for the third quarter of 2008, versus the third quarter of 2007, was primarily due to a tax rate decrease enacted in Germany in the third quarter of 2007. The change in the effective tax rate for the nine months of 2008, compared with the same period of 2007, was primarily due to the impact of the expropriation of our oil interests in Venezuela on 2007 results (see the “Expropriated Assets” section of Note 13—Impairments, in our 2007 Annual Report on Form 10-K, for additional information), partially offset by the impact of a higher proportion of income in higher tax-rate jurisdictions in 2008. The effective tax rate in excess of the domestic federal statutory rate of 35 percent was primarily due to the impact of foreign taxes.
Note 20—New Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS No. 141(R)). This Statement will apply to all transactions in which an entity obtains control of one or more other businesses. In general, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction; establishes the acquisition date as the fair value measurement point; and modifies the disclosure requirements. This Statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. However, starting January 1, 2009, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting goodwill. We are currently evaluating the changes provided for in this Statement.
Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” which changes the classification of noncontrolling interests, sometimes called minority interests, in the consolidated financial statements. Additionally, this Statement establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. This Statement is effective January 1, 2009, and will be applied prospectively with the exception of the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. We are currently evaluating the impact of this Statement on our consolidated financial statements.
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
Note 21—Joint Venture with Origin Energy
In October 2008, we closed on a transaction with Origin Energy (Origin), an integrated Australian energy company, to create a long-term Australasian natural gas business. The 50/50 joint venture will focus on coalbed methane production from the Bowen and Surat basins in Queensland, Australia, and liquefied natural gas (LNG) processing and export sales.
With this transaction, we have gained access to a leading coalbed methane resource in Australia and will enhance our LNG position with the expected creation of an additional LNG hub serving the Asia Pacific markets.
Under the terms of the transaction, we paid US$5 billion at closing. In addition, we will carry Origin for AU$1.15 billion related to their initial share of joint venture funding requirements, when incurred. We have committed to make up to four additional payments of US$500 million each, expected within the next decade, when each of four expected LNG trains are approved by the joint venture for development, for a total possible cash acquisition investment of approximately US$8 billion at current exchange rates. We funded our initial upfront payment by issuing approximately $4.9 billion of commercial paper and with cash on hand.

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
This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes. Certain previously reported amounts appearing on the 2007 income statements have been reclassified to conform to the current year presentation.

	Millions of Dollars
	Three Months Ended September 30, 2008
			ConocoPhillips
			Australia	ConocoPhillips	ConocoPhillips
		ConocoPhillips	Funding	Canada Funding	Canada Funding	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	45,549	-	-	-	24,495	-	70,044
Equity in earnings of affiliates	5,256	3,856	-	-	-	1,181	(9,079)	1,214
Other income (loss)	(1)	135	-	-	-	(19)	-	115
Intercompany revenues	1	1,166	20	22	14	9,720	(10,943)	-

Total Revenues and Other Income	5,256	50,706	20	22	14	35,377	(20,022)	71,373

Costs and Expenses
Purchased crude oil, natural gas and products	-	41,990	-	-	-	18,180	(10,562)	49,608
Production and operating expenses	-	1,243	-	-	-	1,841	(25)	3,059
Selling, general and administrative expenses	7	339	-	-	-	180	(13)	513
Exploration expenses	-	31	-	-	-	236	-	267
Depreciation, depletion and amortization	-	393	-	-	-	1,968	-	2,361
Impairments	-	-	-	-	-	57	-	57
Taxes other than income taxes	-	1,280	-	-	-	4,396	(57)	5,619
Accretion on discounted liabilities	-	14	-	-	-	100	-	114
Interest and debt expense	97	132	17	19	14	246	(286)	239
Foreign currency transaction losses (gains)	-	18	-	(71)	(99)	206	-	54
Minority interests	-	-	-	-	-	15	-	15

Total Costs and Expenses	104	45,440	17	(52)	(85)	27,425	(10,943)	61,906

Income before income taxes	5,152	5,266	3	74	99	7,952	(9,079)	9,467
Provision for income taxes	(36)	618	1	7	17	3,672	-	4,279

Net Income	$5,188	4,648	2	67	82	4,280	(9,079)	5,188

	Millions of Dollars
	Three Months Ended September 30, 2007
			ConocoPhillips
			Australia	ConocoPhillips	ConocoPhillips
		ConocoPhillips	Funding	Canada Funding	Canada Funding	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	30,130	-	-	-	15,932	-	46,062
Equity in earnings of affiliates	3,731	3,227	-	-	-	602	(6,246)	1,314
Other income	-	121	-	-	-	436	-	557
Intercompany revenues	1	814	30	21	13	4,648	(5,527)	-

Total Revenues and Other Income	3,732	34,292	30	21	13	21,618	(11,773)	47,933

Costs and Expenses
Purchased crude oil, natural gas and products	-	26,477	-	-	-	9,211	(4,826)	30,862
Production and operating expenses	-	1,054	-	-	-	1,588	(22)	2,620
Selling, general and administrative expenses	4	365	-	-	-	212	(12)	569
Exploration expenses	-	29	-	-	-	189	-	218
Depreciation, depletion and amortization	-	388	-	-	-	1,664	-	2,052
Impairments	-	16	-	-	-	172	-	188
Taxes other than income taxes	-	1,363	-	-	-	3,291	(71)	4,583
Accretion on discounted liabilities	-	12	-	-	-	69	-	81
Interest and debt expense	85	431	28	20	14	409	(596)	391
Foreign currency transaction losses (gains)	-	6	-	83	44	(153)	-	(20)
Minority interests	-	-	-	-	-	25	-	25

Total Costs and Expenses	89	30,141	28	103	58	16,677	(5,527)	41,569

Income (loss) before income taxes	3,643	4,151	2	(82)	(45)	4,941	(6,246)	6,364
Provision for income taxes	(30)	581	-	11	6	2,123	-	2,691

Net Income (Loss)	$3,673	3,570	2	(93)	(51)	2,818	(6,246)	3,673

	Millions of Dollars
	Nine Months Ended September 30, 2008
			ConocoPhillips
			Australia	ConocoPhillips	ConocoPhillips
		ConocoPhillips	Funding	Canada Funding	Canada Funding	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	128,145	-	-	-	68,193	-	196,338
Equity in earnings of affiliates	14,907	10,713	-	-	-	3,935	(25,170)	4,385
Other income (loss)	(2)	622	-	-	-	(65)	-	555
Intercompany revenues	25	2,798	63	67	41	25,463	(28,457)	-

Total Revenues and Other Income	14,930	142,278	63	67	41	97,526	(53,627)	201,278

Costs and Expenses
Purchased crude oil, natural gas and products	-	117,520	-	-	-	48,363	(27,241)	138,642
Production and operating expenses	-	3,690	-	-	-	5,266	(95)	8,861
Selling, general and administrative expenses	14	1,124	-	-	-	576	(46)	1,668
Exploration expenses	-	131	-	-	-	733	-	864
Depreciation, depletion and amortization	-	1,144	-	-	-	5,604	-	6,748
Impairments	-	21	-	-	-	61	-	82
Taxes other than income taxes	-	3,819	-	-	-	12,927	(176)	16,570
Accretion on discounted liabilities	-	43	-	-	-	271	-	314
Interest and debt expense	225	457	57	58	40	718	(899)	656
Foreign currency transaction losses (gains)	-	16	-	(85)	(106)	186	-	11
Minority interests	-	-	-	-	-	51	-	51

Total Costs and Expenses	239	127,965	57	(27)	(66)	74,756	(28,457)	174,467

Income before income taxes	14,691	14,313	6	94	107	22,770	(25,170)	26,811
Provision for income taxes	(75)	1,605	2	(6)	4	10,515	-	12,045

Net Income	$14,766	12,708	4	100	103	12,255	(25,170)	14,766

	Millions of Dollars
	Nine Months Ended September 30, 2007
			ConocoPhillips
			Australia	ConocoPhillips	ConocoPhillips
		ConocoPhillips	Funding	Canada Funding	Canada Funding	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	87,022	-	-	-	47,730	-	134,752
Equity in earnings of affiliates	7,623	6,881	-	-	-	1,927	(12,682)	3,749
Other income	4	263	-	-	-	1,429	-	1,696
Intercompany revenues	148	2,303	90	60	37	13,215	(15,853)	-

Total Revenues and Other Income	7,775	96,469	90	60	37	64,301	(28,535)	140,197

Costs and Expenses
Purchased crude oil, natural gas and products	-	74,279	-	-	-	27,831	(13,713)	88,397
Production and operating expenses	-	3,249	-	-	-	4,484	(64)	7,669
Selling, general and administrative expenses	13	1,053	-	-	-	676	(42)	1,700
Exploration expenses	-	75	-	-	-	664	-	739
Depreciation, depletion and amortization	-	1,111	-	-	-	4,981	-	6,092
Impairment—expropriated assets	-	1,925	-	-	-	2,663	-	4,588
Impairments	-	(8)	-	-	-	293	-	285
Taxes other than income taxes	-	4,161	-	-	-	9,701	(208)	13,654
Accretion on discounted liabilities	-	40	-	-	-	201	-	241
Interest and debt expense	296	1,399	84	58	40	966	(1,826)	1,017
Foreign currency transaction losses (gains)	-	16	-	181	121	(516)	-	(198)
Minority interests	-	-	-	-	-	65	-	65

Total Costs and Expenses	309	87,300	84	239	161	52,009	(15,853)	124,249

Income (loss) before income taxes	7,466	9,169	6	(179)	(124)	12,292	(12,682)	15,948
Provision for income taxes	(54)	2,255	2	9	4	6,212	-	8,428

Net Income (Loss)	$7,520	6,914	4	(188)	(128)	6,080	(12,682)	7,520

	Millions of Dollars
	At September 30, 2008
			ConocoPhillips
			Australia	ConocoPhillips	ConocoPhillips
		ConocoPhillips	Funding	Canada Funding	Canada Funding	All Other	Consolidating	Total
Balance Sheet	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$-	244	-	6	1	1,110	(245)	1,116
Accounts and notes receivable	49	13,230	19	1	-	22,889	(19,202)	16,986
Inventories	-	4,334	-	-	-	2,516	(109)	6,741
Prepaid expenses and other current assets	3	887	-	4	3	2,586	-	3,483

Total Current Assets	52	18,695	19	11	4	29,101	(19,556)	28,326
Investments, loans and long-term receivables*	97,446	105,372	1,700	1,396	945	40,520	(210,982)	36,397
Net properties, plants and equipment	-	19,541	-	-	-	69,716	2	89,259
Goodwill	-	12,711	-	-	-	16,513	-	29,224
Intangibles	-	789	-	-	-	72	-	861
Other assets	14	176	2	4	27	413	(96)	540

Total Assets	$97,512	157,284	1,721	1,411	976	156,335	(230,632)	184,607

Liabilities and Stockholders’ Equity
Accounts payable	$26	20,942	-	3	4	17,464	(19,202)	19,237
Short-term debt	-	301	950	-	-	86	(950)	387
Accrued income and other taxes	-	9	-	1	(1)	6,360	-	6,369
Employee benefit obligations	-	461	-	-	-	295	2	758
Other accruals	63	894	25	32	22	1,729	(6)	2,759

Total Current Liabilities	89	22,607	975	36	25	25,934	(20,156)	29,510
Long-term debt	5,048	5,377	749	1,250	848	7,491	950	21,713
Asset retirement obligations and accrued environmental costs	-	1,111	-	-	-	6,602	-	7,713
Joint venture acquisition obligation	-	-	-	-	-	5,828	-	5,828
Deferred income taxes	(3)	3,421	-	15	18	16,973	(16)	20,408
Employee benefit obligations	-	2,076	-	-	-	737	-	2,813
Other liabilities and deferred credits*	6,174	21,104	-	51	23	12,982	(37,715)	2,619

Total Liabilities	11,308	55,696	1,724	1,352	914	76,547	(56,937)	90,604
Minority interests	-	(12)	-	-	-	1,139	-	1,127
Retained earnings (deficit)	56,590	36,660	(3)	(47)	(4)	29,849	(59,942)	63,103
Other stockholders’ equity	29,614	64,940	-	106	66	48,800	(113,753)	29,773

Total	$97,512	157,284	1,721	1,411	976	156,335	(230,632)	184,607

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

*Includes intercompany loans.

	Millions of Dollars
	Nine Months Ended September 30, 2008
			ConocoPhillips
			Australia	ConocoPhillips	ConocoPhillips
		ConocoPhillips	Funding	Canada Funding	Canada Funding	All Other	Consolidating	Total
Statement of Cash Flows	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Net Cash Provided by (Used in) Operating Activities	$8,852	1,769	6	(1)	-	11,922	(3,012)	19,536

Cash Flows From Investing Activities
Capital expenditures and investments	-	(3,901)	-	-	-	(7,341)	707	(10,535)
Proceeds from asset dispositions	-	251	-	-	-	658	(180)	729
Long-term advances/loans—related parties	-	(400)	-	-	-	(2,812)	3,031	(181)
Collection of advances/loans—related parties	-	224	-	-	-	12	(221)	15
Other	-	(183)	-	-	-	(3)	-	(186)

Net Cash Used in Investing Activities	-	(4,009)	-	-	-	(9,486)	3,337	(10,158)

Cash Flows From Financing Activities
Issuance of debt	2,136	2,671	-	-	-	488	(3,031)	2,264
Repayment of debt	(1,500)	(350)	-	-	-	(228)	221	(1,857)
Issuance of company common stock	182	-	-	-	-	-	-	182
Repurchase of company common stock	(7,500)	-	-	-	-	-	-	(7,500)
Dividends paid on common stock	(2,159)	-	(6)	-	-	(3,134)	3,140	(2,159)
Other	(11)	126	-	-	-	(14)	(527)	(426)

Net Cash Provided by (Used in) Financing Activities	(8,852)	2,447	(6)	-	-	(2,888)	(197)	(9,496)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	(158)	-	-	-	(64)	-	(222)

Net Change in Cash and Cash Equivalents	-	49	-	(1)	-	(516)	128	(340)
Cash and cash equivalents at beginning of period	-	195	-	7	1	1,626	(373)	1,456

Cash and Cash Equivalents at End of Period	$-	244	-	6	1	1,110	(245)	1,116

	Millions of Dollars
	Nine Months Ended September 30, 2007
			ConocoPhillips
			Australia	ConocoPhillips	ConocoPhillips
		ConocoPhillips	Funding	Canada Funding	Canada Funding	All Other	Consolidating	Total
Statement of Cash Flows	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Net Cash Provided by (Used in) Operating Activities	$11,862	(2,048)	7	-	-	8,473	(664)	17,630

Cash Flows From Investing Activities
Capital expenditures and investments	-	(1,821)	-	-	-	(6,288)	202	(7,907)
Proceeds from asset dispositions	-	1,299	-	-	-	2,604	(846)	3,057
Long-term advances/loans —related parties	-	(143)	-	-	-	(2,486)	2,180	(449)
Collection of advances/loans—related parties	-	954	-	-	-	1	(889)	66
Other	1	22	-	-	-	1	-	24

Net Cash Provided by (Used in) Investing Activities	1	311	-	-	-	(6,168)	647	(5,209)

Cash Flows From Financing Activities
Issuance of debt	(36)	2,179	-	-	-	861	(2,180)	824
Repayment of debt	(5,564)	(561)	-	-	-	(905)	889	(6,141)
Issuance of company common stock	251	-	-	-	-	-	-	251
Repurchase of company common stock	(4,501)	-	-	-	-	-	-	(4,501)
Dividends paid on common stock	(2,009)	-	(7)	-	-	(626)	633	(2,009)
Other	(4)	76	-	-	-	(1,005)	644	(289)

Net Cash Provided by (Used in) Financing Activities	(11,863)	1,694	(7)	-	-	(1,675)	(14)	(11,865)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	-	-	-	6	-	6

Net Change in Cash and Cash Equivalents	-	(43)	-	-	-	636	(31)	562
Cash and cash equivalents at beginning of period	-	116	-	-	1	1,042	(342)	817

Cash and Cash Equivalents at End of Period	$-	73	-	-	1	1,678	(373)	1,379

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations, and intentions, that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “intends,” “believes,” “expects,” “plans,” “scheduled,” “should,” “anticipates,” “estimates,” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” beginning on page 54.
BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW
Our Exploration and Production (E&P) segment had net income of $3,928 million in the third quarter of 2008, which accounted for 76 percent of our total net income in the quarter. This compares with E&P net income of $3,999 million in the second quarter of 2008, and $2,082 million in the third quarter of 2007.
E&P net income in the third quarter of 2008 was impacted by a decrease in commodity prices. Industry crude oil prices for West Texas Intermediate averaged $117.83 per barrel in the third quarter of 2008, or $6.15 per barrel lower than the second quarter of 2008, but $42.35 higher than in the same period a year earlier. Crude oil prices were influenced, among other factors, by growing concerns about financial markets and the slowing worldwide economy’s expected adverse impact on oil demand growth.
Industry natural gas prices for Henry Hub decreased during the third quarter of 2008 to $10.25 per million British thermal units (MMBTU), down $0.69 per MMBTU from the second quarter of 2008 but $4.09 higher than in the same period a year earlier. Natural gas prices trended lower during the third quarter due to rising domestic unconventional gas production in the face of slowing natural gas demand growth due to the weakening U.S. economy. Although production fell in September due to hurricane outages, natural gas storage still moved above the five year average, further influencing the downward move in the natural gas price.
Our Refining and Marketing (R&M) segment had net income of $849 million in the third quarter of 2008, compared with $664 million in the second quarter of 2008, and $1,307 million in the third quarter of 2007. The increase in net income from the previous quarter was primarily due to improved global realized marketing margins and lower turnaround costs, which were partially offset by lower refining volumes. The decrease in net income from the third quarter of 2007 reflects a lower net benefit from the company’s asset rationalization efforts, the absence of a third-quarter 2007 German tax legislation benefit and lower refining volumes. These items were partially offset by improved global realized marketing margins.

RESULTS OF OPERATIONS
Unless otherwise indicated, discussion of results for the three- and nine-month periods ending September 30, 2008, is based on a comparison with the corresponding periods of 2007.
Consolidated Results
A summary of net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Exploration and Production (E&P)	$3,928	2,082	10,814	2,007
Midstream	173	104	472	291
Refining and Marketing (R&M)	849	1,307	2,033	4,801
LUKOIL Investment	438	387	1,922	1,169
Chemicals	46	110	116	260
Emerging Businesses	35	3	55	(10)
Corporate and Other	(281)	(320)	(646)	(998)

Net income	$5,188	3,673	14,766	7,520

Net income was $5,188 million in the third quarter of 2008, compared with $3,673 million in the third quarter of 2007. For the nine-month periods ended September 30, 2008 and 2007, net income was $14,766 million and $7,520 million, respectively. The nine-month period in 2007 included a complete impairment ($4,512 million after-tax) of our oil interests in Venezuela, resulting from their expropriation on June 26, 2007.
The results in both 2008 periods were enhanced by significantly higher crude oil, natural gas and natural gas liquids prices, benefiting our E&P, Midstream and LUKOIL Investment segments. These increases were partially offset by a decrease in net income from our R&M segment.
See the “Segment Results” section for additional information on our segment results.
Income Statement Analysis
Sales and other operating revenues increased 52 percent in the third quarter of 2008 and 46 percent in the nine-month period, while purchased crude oil, natural gas and products increased 61 percent and 57 percent, respectively. These increases were mainly the result of higher petroleum product prices, and higher prices for crude oil, natural gas and natural gas liquids.
Equity in earnings of affiliates decreased 8 percent in the third quarter of 2008, mainly due to lower earnings from WRB Refining LLC and Chevron Phillips Chemical Company LLC (CPChem), partially offset by increased earnings from FCCL Oil Sands Partnership, DCP Midstream, LLC and LUKOIL. Equity in earnings of affiliates increased 17 percent in the nine-month period, reflecting improved results from LUKOIL, FCCL and DCP Midstream, partially offset by lower results from WRB and CPChem, as well as the absence of earnings from Hamaca and Petrozuata, our heavy-oil joint ventures expropriated by Venezuela in the second quarter of 2007.

Other income decreased 79 percent and 67 percent during the third quarter and first nine months of 2008, respectively. The decrease was primarily due to higher 2007 net gains on asset dispositions associated with asset rationalization efforts. In addition, the 2007 periods included a net benefit from the Alaska Quality Bank settlements.
Production and operating costs increased 17 percent and 16 percent during the third quarter and first nine months of 2008, respectively. Contributing to the increase were higher maintenance and well workover costs, as well as unfavorable foreign currency exchange impacts in E&P and higher turnaround and utility costs in R&M.
Depreciation, depletion and amortization increased 15 percent during the third quarter and 11 percent during the first nine months of 2008. The increases were mostly associated with our E&P segment, reflecting startup of new developments, foreign currency exchange impacts and changes in asset retirement obligations.
Impairment—expropriated assets reflects a second-quarter 2007 noncash impairment of $4,588 million before-tax related to the expropriation of our oil interests in Venezuela. For additional information, see the “Expropriated Assets” section of Note 13—Impairments, in our 2007 Annual Report on Form 10-K.
Taxes other than income taxes increased 23 percent and 21 percent during the third quarter and first nine months of 2008, respectively, primarily due to increased production taxes in our E&P segment, a significant portion of which relates to Alaska.
Interest and debt expense decreased 39 percent and 35 percent during both periods of 2008, respectively, primarily due to lower average interest rates, as well as impacts related to the Alaska Quality Bank settlements, which occurred in the third quarter of 2007. In addition, the decrease in the nine-month period was also affected by a lower average debt level.

Segment Results
E&P

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

	Millions of Dollars
Net Income (Loss)
Alaska	$556	765	1,859	1,807
Lower 48	1,050	460	2,948	1,389

United States	1,606	1,225	4,807	3,196
International	2,322	857	6,007	(1,189)

	$3,928	2,082	10,814	2,007

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)
United States	$118.90	72.00	110.26	62.70
International	110.84	74.03	108.94	65.19
Total consolidated	114.20	73.01	109.53	63.99
Equity affiliates*	88.32	44.60	81.74	44.30
Worldwide E&P	112.19	71.34	107.84	61.80
Natural gas (per thousand cubic feet)
United States	8.64	5.36	8.66	6.01
International	9.13	5.75	9.14	6.24
Total consolidated	8.91	5.56	8.93	6.13
Equity affiliates*	-	-	-	.30
Worldwide E&P	8.91	5.56	8.93	6.13
Natural gas liquids (per barrel)
United States	68.84	47.73	64.53	43.34
International	68.78	48.63	67.46	44.21
Total consolidated	68.81	48.09	65.85	43.71
Equity affiliates*	-	-	-	-
Worldwide E&P	68.81	48.09	65.85	43.71

	Millions of Dollars
Worldwide Exploration Expenses
General and administrative; geological and geophysical; and lease rentals	$149	144	465	384
Leasehold impairment	60	51	179	196
Dry holes	58	23	220	159

	$267	218	864	739

*Excludes our equity share of LUKOIL, which is reported in the LUKOIL Investment segment.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

	Thousands of Barrels Daily
Operating Statistics
Crude oil produced
Alaska	218	241	239	261
Lower 48	85	103	92	104

United States	303	344	331	365
Europe	221	203	205	210
Asia Pacific	87	83	88	91
Canada	25	17	24	19
Middle East and Africa	73	73	78	80
Other areas	9	10	9	10

Total consolidated	718	730	735	775
Equity affiliates*
Canada	32	29	29	27
Russia and Caspian	31	15	21	15
Venezuela	-	-	-	56

	781	774	785	873

Natural gas liquids produced
Alaska	13	15	16	18
Lower 48	74	73	73	71

United States	87	88	89	89
Europe	15	11	19	12
Asia Pacific	19	13	17	13
Canada	24	26	25	29
Middle East and Africa	3	1	3	2

	148	139	153	145

	Millions of Cubic Feet Daily

Natural gas produced**
Alaska	102	116	100	113
Lower 48	1,971	2,219	1,989	2,210

United States	2,073	2,335	2,089	2,323
Europe	847	793	918	932
Asia Pacific	648	575	617	592
Canada	1,061	1,069	1,072	1,118
Middle East and Africa	122	124	114	130
Other areas	18	20	19	21

Total consolidated	4,769	4,916	4,829	5,116
Equity affiliates*
Venezuela	-	-	-	6

	4,769	4,916	4,829	5,122

	Thousands of Barrels Daily

Mining operations
Syncrude produced	24	27	21	24

*	Excludes our equity share of LUKOIL, which is reported in the LUKOIL Investment segment.
**	Represents quantities available for sale. Excludes gas equivalent of natural gas liquids shown above.

The E&P segment explores for, produces, transports and markets crude oil, natural gas and natural gas liquids on a worldwide basis. It also mines deposits of oil sands in Canada to extract the bitumen and upgrade it into a synthetic crude oil. At September 30, 2008, our E&P operations were producing in the United States, Norway, the United Kingdom, the Netherlands, Canada, Nigeria, Ecuador, offshore Timor-Leste in the Timor Sea, Australia, China, Indonesia, Algeria, Libya, Vietnam, and Russia.
The E&P segment reported net income of $3,928 million in the third quarter of 2008, compared with $2,082 million in the third quarter of 2007. Results for the third quarter of 2008 reflected higher crude oil, natural gas and natural gas liquids prices, partially offset by higher production taxes, higher operating costs, and lower volumes.
Net income for the E&P segment for the first nine months of 2008 was $10,814 million, compared with $2,007 million for the corresponding period of 2007. The nine-month 2007 period results included a noncash impairment of $4,588 million before-tax ($4,512 million after-tax) related to the expropriation of our oil interests in Venezuela. For additional information, see the “Expropriated Assets” section of Note 13—Impairments, in our 2007 Annual Report on Form 10-K. The increase in net income was attributed to the impact of the Venezuela impairment on our prior-year results and higher crude oil, natural gas and natural gas liquids prices. The increase was partially offset by higher production taxes, lower volumes, higher operating costs and a reduced net benefit from asset rationalization efforts. See the “Business Environment and Executive Overview” section for additional information on industry crude oil and natural gas prices.
U.S. E&P
Net income from our U.S. E&P operations increased 31 percent and 50 percent in the third quarter and first nine months of 2008, respectively, primarily due to higher crude oil, natural gas and natural gas liquids prices. The increases were partially offset by higher production taxes (mainly in Alaska), lower crude oil and natural gas volumes, higher operating costs and the absence of a net benefit from the Alaska Quality Bank settlements recorded in the third quarter of 2007.
U.S. E&P production on a barrel-of-oil-equivalent (BOE) basis averaged 736,000 BOE per day in the third quarter of 2008, a decrease of 10 percent from 821,000 BOE per day in the third quarter of 2007. The production decrease was primarily due to normal field decline, unplanned downtime mostly related to hurricane disruptions, and planned maintenance activities in Alaska.
International E&P
Net income from our international E&P operations was $2,322 million in the third quarter of 2008, compared with $857 million in the third quarter of 2007. The increase was primarily attributed to higher crude oil, natural gas and natural gas liquids prices, as well as increased volumes. This was partially offset by higher depreciation expense.
Net income from our international E&P operations was $6,007 million in the first nine months of 2008, compared with a net loss of $1,189 million in the corresponding period of 2007. The increase in net income was attributed to the impact of the Venezuela impairment on our prior-year results and higher crude oil, natural gas and natural gas liquids prices. The increase was partially offset by higher depreciation expense, increased operating costs, lower volumes primarily due to the expropriation of our oil interests in Venezuela, and a lower net benefit from asset rationalization efforts.
International E&P production averaged 988,000 BOE per day in the third quarter of 2008, an increase of 8 percent from 911,000 BOE per day in the third quarter of 2007, primarily due to production from new developments in the United Kingdom, Russia, Indonesia, Norway and Canada, as well as less planned and unplanned downtime. This increase was partially offset by normal field decline and the impact of higher commodity prices on production sharing contracts.

Our Syncrude mining operations produced 24,000 barrels per day in the third quarter of 2008, compared with 27,000 barrels per day in the third quarter of 2007.
Midstream

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

	Millions of Dollars

Net Income*	$173	104	472	291

*Includes DCP Midstream-related net income:	$153	90	408	216

	Dollars Per Barrel

Average Sales Prices
U.S. natural gas liquids*
Consolidated	$67.39	48.62	65.23	43.85
Equity affiliates	60.46	47.73	59.82	42.86

*Prices are based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.

	Thousands of Barrels Daily

Operating Statistics
Natural gas liquids extracted*	176	216	190	208
Natural gas liquids fractionated**	181	168	166	173

*	Includes our share of equity affiliates, except LUKOIL, which is included in the LUKOIL Investment segment.
**	Excludes DCP Midstream.
The Midstream segment purchases raw natural gas from producers and gathers natural gas through an extensive network of pipeline gathering systems. The natural gas is then processed to extract natural gas liquids from the raw gas stream. The remaining “residue” gas is marketed to electrical utilities, industrial users and gas marketing companies. Most of the natural gas liquids are fractionated—separated into individual components like ethane, butane and propane—and marketed as chemical feedstock, fuel or blendstock. The Midstream segment consists of our 50 percent equity investment in DCP Midstream, LLC, as well as our other natural gas gathering and processing operations, and natural gas liquids fractionation and marketing businesses, primarily in the United States and Trinidad.
Net income from the Midstream segment increased 66 percent and 62 percent in the third quarter and first nine months of 2008. The increase in both periods was primarily due to higher realized natural gas liquids prices, partially offset by higher costs, including increased fuel costs and repairs and maintenance work. In addition, the third quarter was negatively impacted by lower volumes, primarily related to hurricane impacts.

R&M

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

	Millions of Dollars
Net Income
United States	$524	873	1,546	3,648
International	325	434	487	1,153

	$849	1,307	2,033	4,801

	Dollars Per Gallon

U.S. Average Sales Prices*
Gasoline
Wholesale	$3.21	2.32	3.00	2.23
Retail	3.42	2.43	3.14	2.38
Distillates—wholesale	3.56	2.36	3.41	2.18

*Excludes excise taxes.

	Thousands of Barrels Daily

Operating Statistics
Refining operations*
United States
Crude oil capacity**	2,008	2,037	2,008	2,034
Crude oil runs	1,813	1,980	1,837	1,938
Capacity utilization (percent)	90%	97	91	95
Refinery production	1,975	2,177	2,020	2,139
International
Crude oil capacity**	670	687	670	693
Crude oil runs	505	574	557	616
Capacity utilization (percent)	75%	84	83	89
Refinery production	523	593	562	634
Worldwide
Crude oil capacity**	2,678	2,724	2,678	2,727
Crude oil runs	2,318	2,554	2,394	2,554
Capacity utilization (percent)	87%	94	89	94
Refinery production	2,498	2,770	2,582	2,773

*	Includes our share of equity affiliates, except for our share of LUKOIL, which is reported in the LUKOIL Investment segment.
**	Weighted-average crude oil capacity for the three- and nine-month periods of 2007. Actual capacity at September 30, 2007, was 2,037,000, 669,000 and 2,706,000 barrels per day, respectively, for our U.S. refineries, our international refineries and worldwide.

Petroleum products sales volumes
United States
Gasoline	1,089	1,212	1,095	1,256
Distillates	858	869	880	853
Other products	365	439	384	473

	2,312	2,520	2,359	2,582
International	634	629	645	694

	2,946	3,149	3,004	3,276

The R&M segment’s operations encompass refining crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels); buying, selling and transporting crude oil; and buying, selling, transporting, distributing and marketing petroleum products. R&M has operations mainly in the United States, Europe and Asia Pacific.
Net income from the R&M segment decreased 35 percent during the third quarter of 2008 and 58 percent in the first nine months of 2008. The results in both periods were lower due to decreased refining volumes, the absence of a $141 million third-quarter 2007 German tax legislation benefit and a reduced benefit from asset rationalization efforts. Additionally, the first nine months were impacted by significantly lower U.S. realized refining margins and higher operating costs, while higher global realized marketing margins partially offset these negative impacts.
U.S. R&M
Net income from our U.S. R&M operations decreased 40 percent in the third quarter of 2008 and 58 percent in the first nine months of 2008. The decrease in both periods was primarily the result of lower refining margins and volumes and higher turnaround and utility costs. Higher marketing margins partially offset the decrease during both periods.
Our U.S. refining capacity utilization rate was 90 percent in the third quarter of 2008, compared with 97 percent in the third quarter of 2007. The decline in the current year rate resulted mainly from downtime associated with hurricanes.
In September 2008, WRB, our refining business venture with EnCana, received final government approval on a key permit associated with the expansion of the Wood River refinery.
International R&M
Net income from our international R&M operations decreased 25 percent in the third quarter of 2008 and 58 percent for the first nine months of 2008. Contributing to the decrease in both periods were negative foreign currency exchange impacts, the absence of a third-quarter 2007 German tax legislation benefit, and a reduced net benefit from asset rationalization efforts. Higher international refining and marketing margins partially offset these decreases. Additionally, the first nine months were impacted by decreased refining and marketing volumes.
Our international refining capacity utilization rate was 75 percent in the third quarter of 2008, compared with 84 percent in the same quarter of 2007. The utilization rate was primarily impacted in both periods by reduced crude throughput at our Wilhelmshaven refinery due to economic conditions.

LUKOIL Investment

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net Income	$438	387	1,922	1,169

Operating Statistics*
Net crude oil production (thousands of barrels daily)	371	390	384	404
Net natural gas production (millions of cubic feet daily)	303	249	356	278
Net refinery crude oil processed (thousands of barrels daily)	228	226	222	210

*Represents our net share of our estimate of LUKOIL’s production and processing.
The LUKOIL Investment segment represents our investment in the ordinary shares of LUKOIL, an international, integrated oil and gas company headquartered in Russia, which we account for under the equity method. As of September 30, 2008, our ownership interest in LUKOIL was 20 percent based on authorized and issued shares. Our ownership interest based on estimated shares outstanding, used for equity-method accounting, was also 20 percent at September 30, 2008. Since LUKOIL’s accounting cycle close and preparation of U.S. generally accepted accounting principles financial statements occur subsequent to our reporting deadline, our equity earnings and statistics for our LUKOIL investment are estimated based on current market indicators, publicly available LUKOIL operating results and other objective data. Once the difference between actual and estimated results is known, an adjustment is recorded. This estimate-to-actual adjustment will be a recurring component of future period results. The adjustment to second-quarter 2008 estimates, recorded in the third quarter of 2008, reduced net income $101 million. This compares with a reduction to net income of $85 million recorded in the third quarter of 2007.
In addition to our estimated equity share of LUKOIL’s earnings, this segment reflects the amortization of the basis difference between our equity interest in the net assets of LUKOIL and the book value of our investment. The segment also includes the costs associated with our employees seconded to LUKOIL.
Net income from the LUKOIL Investment segment increased 13 percent in the third quarter of 2008 and 64 percent in the first nine months of 2008. The increase in both periods was primarily due to higher estimated realized prices, partially offset by higher estimated taxes and operating costs, as well as a decrease in estimated volumes.
At September 30, 2008, the closing price of LUKOIL shares (ADRs) on the London Stock Exchange was $58.80 per share, down $39.80 per share, or 40 percent, from June 30, 2008. The aggregate market value of our LUKOIL investment at September 30 was, therefore, $10,003 million, or $2,861 million below the $12,864 million book value of our LUKOIL investment. Book value includes $7.5 billion of share acquisition costs, along with undistributed equity earnings and basis difference amortization. We evaluated the decrease in market value below book value of our LUKOIL investment and concluded the decline did not meet the other-than-temporary impairment recognition guidance of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In reaching this conclusion, we considered: 1) the lack of deterioration in LUKOIL’s financial condition and near-term prospects during the quarter; 2) general oil and gas industry downward stock price trends during the quarter, as well as the historical volatility of oil and gas commodity prices, which often create short-term volatility in energy industry stock prices; 3) the intent and ability of ConocoPhillips to retain its investment in LUKOIL; 4) the short length of time book value has been less than market value; and 5) non-energy-related factors impacting the U.S. and Russian financial markets during the quarter.

At October 29, 2008, the closing price of LUKOIL shares on the London Stock Exchange was $33.01 per share, 44 percent lower than at September 30, 2008. We will continue to closely monitor the relationship between the carrying value and market value of our LUKOIL investment. Should we determine in the future there has been a loss in the carrying value of our investment that is other than temporary, we would record a noncash impairment of our investment, calculated as the total difference between carrying value and market value as of the end of the reporting period.
Chemicals

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net Income	$46	110	116	260

The Chemicals segment consists of our 50 percent interest in Chevron Phillips Chemical Company LLC (CPChem), which we account for under the equity method. CPChem uses natural gas liquids and other feedstocks to produce petrochemicals. These products are then marketed and sold, or used as feedstocks to produce plastics and commodity chemicals.
Net income from the Chemicals segment decreased 58 percent and 55 percent in the third quarter and first nine months of 2008, respectively. The decrease in both periods was due to lower aromatics and styrenics margins, as well as higher utility and turnaround costs. Both periods also had increased olefin and polyolefin margins. Business conditions in the chemicals and plastics industry are expected to remain challenging in the near term.
Emerging Businesses

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net Income (Loss)
Power	$53	21	106	33
Other	(18)	(18)	(51)	(43)

	$35	3	55	(10)

The Emerging Businesses segment represents our investment in new technologies or businesses outside our normal scope of operations. Activities within this segment are currently focused on power generation and innovation of new technologies, such as those related to conventional and unconventional hydrocarbon recovery (including heavy oil), refining, alternative energy, biofuels, and the environment.
The Emerging Businesses segment reported net income of $35 million in the third quarter of 2008, compared with $3 million in the same quarter of 2007. Net income for the first nine months of 2008 was $55 million, compared with a net loss of $10 million for the same period a year ago. The improvement for both periods primarily reflects improved international power generation results, partially offset by lower domestic power results.

Corporate and Other

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net Loss
Net interest	$(149)	(195)	(376)	(663)
Corporate general and administrative expenses	(41)	(49)	(153)	(126)
Acquisition/merger-related costs	-	(11)	-	(40)
Other	(91)	(65)	(117)	(169)

	$(281)	(320)	(646)	(998)

Net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. In 2008, net interest decreased 24 percent in the third quarter and 43 percent in the first nine months. The decrease in both periods was affected by lower average interest rates, while the decrease in the first nine months was also affected by a lower average debt level.
Corporate general and administrative expenses decreased 16 percent in the third quarter, primarily due to lower benefit-related expenses, partially offset by higher charitable contributions and advertising costs. Corporate general and administrative expenses increased 21 percent in the first nine months of 2008, as higher charitable contributions and advertising costs were only partially offset by lower benefit-related expenses.
Acquisition-related costs in 2007 included transition costs associated with the Burlington Resources acquisition.
The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, and other costs not directly associated with an operating segment. Increased expenses for the third quarter of 2008 mainly related to higher foreign currency losses. Improved results from Other in the first nine months of 2008 included lower foreign currency losses.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators

	Millions of Dollars
	At September 30 2008	At December 31 2007

Short-term debt	$387	1,398
Total debt*	$22,100	21,687
Minority interests	$1,127	1,173
Common stockholders’ equity	$92,876	88,983
Percent of total debt to capital**	19%	19
Percent of floating-rate debt to total debt	21%	25

*	Total debt includes short-term and long-term debt, as shown on our consolidated balance sheet.
**	Capital includes total debt, minority interests and common stockholders’ equity.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Cash generated from operating activities is the primary source of funding. In addition, during the first nine months of 2008, we raised $729 million in proceeds from asset dispositions. During the first nine months, available cash was used to support our ongoing capital expenditures and investments program, repurchase shares of our common stock, provide loan financing to certain equity affiliates, pay dividends, and meet the funding requirements to FCCL Oil Sands Partnership. Total dividends paid on our common stock during the first nine months were $2,159 million. During the first nine months of 2008, cash and cash equivalents decreased $340 million to $1,116 million.
In addition to cash flows from operating activities and proceeds from asset sales, we rely on our cash balance, commercial paper and credit facility programs, and our shelf registration statements to support our short- and long-term liquidity requirements. The credit markets, including the commercial paper markets in the United States, have recently experienced adverse conditions. Although we have not been materially impacted by these conditions, continuing volatility in the credit markets may increase costs associated with issuing commercial paper or other debt instruments due to increased spreads over relevant interest rate benchmarks, or affect our, or third parties we seek to do business with, ability to access those markets. Notwithstanding these adverse market conditions, we believe current cash and short-term investment balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Sources of Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, dividend payments, required debt payments and the funding requirements to FCCL. Share repurchase levels for the remainder of 2008 will depend on market conditions and capital commitments.
Significant Sources of Capital
Operating Activities
During the first nine months of 2008, cash of $19,536 million was provided by operating activities, an 11 percent increase from cash from operations of $17,630 million in the corresponding period of 2007. Contributing to the increase were higher commodity prices in our E&P segment, partially offset by lower U.S. refining margins.
While the stability of our cash flows from operating activities benefits from geographic diversity and the effects of upstream and downstream integration, our short- and long-term operating cash flows are highly dependent upon prices for crude oil, natural gas and natural gas liquids, as well as refining and marketing margins. During the first nine months of 2008 and 2007, we benefited from favorable crude oil and natural gas prices. Prices and margins are driven by market conditions over which we have no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows.
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
Asset Sales
Proceeds from asset sales during the first nine months of 2008 were $729 million, compared with $3,057 million in the same period of 2007. Proceeds for both periods primarily reflect our ongoing efforts to dispose of assets that no longer fit into our strategic plans or those that could bring more value by being monetized in the near term.
Commercial Paper and Credit Facilities
At September 30, 2008, we had a $7.35 billion revolving credit facility, which expires in September 2012. The facility was reduced from $7.5 billion due to the bankruptcy of Lehman Commercial Paper Inc., one of the revolver participants. This facility may be used as direct bank borrowings, as support for the ConocoPhillips $7.35 billion commercial paper program, as support for the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, or as support for issuances of letters of credit totaling up to $750 million. The facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings. The credit agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or by any of its consolidated subsidiaries. At September 30, 2008 and December 31, 2007, we had no outstanding borrowings under the credit facility, but $40 million and $41 million, respectively, in letters of credit had been issued. Under the combined commercial paper programs, $1,519 million of commercial paper was outstanding at September 30, 2008, compared with $725 million at December 31, 2007.
At September 30, 2008, our primary funding source for short-term working capital needs was the ConocoPhillips $7.35 billion commercial paper program. Commercial paper maturities are generally limited to 90 days. The ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program is used to fund commitments relating to the Qatargas 3 project. Since we had $1,519 million of commercial paper outstanding and had issued $40 million of letters of credit, we had access to $5.8 billion in borrowing capacity under our revolving credit facility at September 30, 2008.
On October 1, 2008, we entered into a $2.5 billion 364-day bank facility to provide additional support to temporarily expand our commercial paper program to $9.85 billion. We expanded our commercial paper program to ensure adequate liquidity after the initial funding of our transaction with Origin Energy. See Note 21—Joint Venture with Origin Energy, in the Notes to Consolidated Financial Statements, for additional information.

Shelf Registrations
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities. Under this shelf, in May 2008 we issued notes consisting of $400 million of 4.40% Notes due 2013, $500 million of 5.20% Notes due 2018 and $600 million of 5.90% Notes due 2038. The proceeds from the offering were used to reduce commercial paper and for general corporate purposes.
We also have on file with the SEC a shelf registration statement under which ConocoPhillips Canada Funding Company I and ConocoPhillips Canada Funding Company II, both wholly owned subsidiaries, could issue an indeterminate amount of senior debt securities, fully and unconditionally guaranteed by ConocoPhillips and ConocoPhillips Company.
Minority Interests
At September 30, 2008, we had outstanding $1,127 million of equity in less than wholly owned consolidated subsidiaries held by minority interest owners, including a minority interest of $505 million in Ashford Energy Capital S.A. The remaining minority interest amounts are primarily related to operating joint ventures we control. The largest of these, $602 million, was related to the Darwin LNG project located in northern Australia.
Off-Balance Sheet Arrangements
As part of our normal ongoing business operations and consistent with normal industry practice, we enter into numerous agreements with other parties to pursue business opportunities, which share costs and apportion risks among the parties as governed by the agreements. At September 30, 2008, we were liable for certain contingent obligations under the following contractual arrangements:
•	Qatargas 3: We own a 30 percent interest in Qatargas 3, an integrated project to produce and liquefy natural gas from Qatar’s North field. Our interest is held through a jointly owned company, Qatar Liquefied Gas Company Limited (3), for which we use the equity method of accounting. Qatargas 3 secured project financing of $4 billion in December 2005, consisting of $1.3 billion of loans from export credit agencies (ECA), $1.5 billion from commercial banks, and $1.2 billion from ConocoPhillips. The ConocoPhillips loan facilities have substantially the same terms as the ECA and commercial bank facilities. Prior to project completion certification, all loans, including the ConocoPhillips loan facilities, are guaranteed by the participants, based on their respective ownership interests. Accordingly, our maximum exposure to this financing structure is $1.2 billion. Upon completion certification, currently expected in 2010, all project loan facilities, including the ConocoPhillips loan facilities, will become nonrecourse to the project participants. At September 30, 2008, Qatargas 3 had $2.9 billion outstanding under all the loan facilities, of which ConocoPhillips provided $817 million, and an additional $67 million of accrued interest.

•	Rockies Express Pipeline LLC: In June 2006, we issued a guarantee for 24 percent of $2.0 billion in credit facilities issued to Rockies Express Pipeline LLC (Rockies Express). Rockies Express intends to construct a natural gas pipeline across a portion of the United States. The maximum potential amount of future payments to third-party lenders under the guarantee is estimated to be $480 million, which could become payable if the credit facilities are fully utilized and Rockies Express fails to meet its obligations under the credit agreement. At September 30, 2008, Rockies Express had $854 million outstanding under the credit facilities, with our 24 percent guarantee equaling $205 million. In addition, we have a 24 percent guarantee on $600 million of Floating Rate Notes due 2009. It is anticipated that construction completion will be achieved in 2009, and refinancing will take place at that time, making the debt nonrecourse.

•	Keystone Oil Pipeline: We own a 50 percent equity interest in the Keystone Oil Pipeline (Keystone), a joint venture with TransCanada Corporation. Keystone plans to construct a crude oil pipeline originating in Alberta, with delivery points in Illinois and Oklahoma. In connection with certain planning and construction activities, agreements were put in place with third parties to guarantee the payments due under those agreements. Our maximum potential amount of future payments under those agreements is estimated to be $400 million, which could become payable if Keystone fails to meet its obligations under the agreements noted above and the obligations cannot otherwise be mitigated. Payments under the guarantees are contingent upon the partners not making necessary equity contributions into Keystone; therefore, it is considered unlikely that payments would be required. All but $15 million of the guarantees will terminate after construction is completed, currently estimated to occur in 2010.

In addition to the above guarantee, in order to obtain long-term shipping commitments that would enable a pipeline expansion starting at Hardisty, Alberta, and extending to near Port Arthur, Texas, the Keystone owners entered into a 20-year guarantee in July 2008 to ship volumes for certain shippers to the Gulf Coast. Our maximum potential amount of future payments, or cost of volume delivery, under this guarantee is estimated to be $550 million, which could become payable if Keystone fails to meet its obligations under the agreements noted above and cannot otherwise be mitigated. This is considered unlikely as payment, or cost of volume delivery, is contingent upon the partners defaulting on their obligation to construct and operate in accordance with the terms of the agreement. In October 2008, we elected to exercise an option to reduce our equity interest from 50 percent to 20.01 percent. The change in equity will occur through a dilution mechanism, which is expected to gradually lower our ownership interest, as well as our guaranty obligation, until reaching 20.01 percent by the third quarter of 2009.
For additional information about guarantees, see Note 11—Guarantees, in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Spending” section.
Our debt balance at September 30, 2008, was $22.1 billion, a slight increase from the balance at December 31, 2007.
In January 2008, we reduced our Floating Rate Five-Year Term Note due 2011 from $3 billion to $2 billion, with a subsequent reduction in June 2008 to $1.5 billion. In March 2008, we redeemed our $300 million 7.125% Debentures due 2028 at a premium of $8 million, plus accrued interest.
On January 3, 2007, we closed on a business venture with EnCana. As part of this transaction, we are obligated to contribute $7.5 billion, plus interest, over a ten-year period, which began in 2007, to the upstream business venture, FCCL, formed as a result of the transaction. Quarterly principal and interest payments of $237 million began in the second quarter of 2007, and will continue until the balance is paid. Of the principal obligation amount, approximately $617 million is short-term and is included in the “Accounts payable—related parties” line on our September 30, 2008, consolidated balance sheet. The principal portion of these payments, which totaled $442 million in the first nine months of 2008, is included in the “Other” line in the financing activities section of our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.

At year-end 2007, approximately $10.1 billion remained authorized for share repurchases in 2008 for our share repurchase programs announced in 2007. During the first nine months of 2008, we repurchased 91.2 million shares of our common stock at a cost of $7.5 billion. Share repurchases have continued into the fourth quarter. Through the end of October we will have purchased approximately $8 billion in 2008 under our previously announced program. Share repurchase levels for the balance of the year will depend on market conditions and capital commitments.
In December 2005, we entered into a credit agreement with Qatargas 3, whereby we will provide loan financing of approximately $1.2 billion for the construction of a liquefied natural gas (LNG) train in Qatar. This financing will represent 30 percent of the project’s total debt financing. Through September 30, 2008, we had provided $817 million in loan financing, and an additional $67 million of accrued interest. See the “Off-Balance Sheet Arrangements” section for additional information on Qatargas 3.
In 2004, we finalized our transaction with Freeport LNG Development, L.P. (Freeport) to participate in a proposed LNG receiving terminal in Quintana, Texas. We entered into a credit agreement with Freeport to provide loan financing for the construction of the facility. The terminal became operational late in the second quarter of 2008 and in August 2008, when the loan was converted from a construction loan to a term loan, it consisted of $650 million in loan financing and $124 million of accrued interest. Freeport began making repayments in September 2008, and the loan balance outstanding at September 30, 2008, was $768 million.
In the fall of 2004, ConocoPhillips and LUKOIL agreed to the expansion of the Varandey terminal as part of our investment in the OOO Naryanmarneftegaz (NMNG) joint venture. We have an obligation to provide loan financing to Varandey Terminal Company for 30 percent of the costs of the terminal expansion, but we have no governance or ownership interest in the terminal. The terminal construction was completed in late second-quarter 2008, and the final loan amount was $330 million at current exchange rates, excluding accrued interest. Although repayments are not required to start until May 2010, Varandey used available cash to repay $7 million of interest in third-quarter 2008. The outstanding accrued interest at September 30, 2008, was $43 million at current exchange rates.
The long-term portion of our loans to Qatargas 3, Freeport and Varandey Terminal Company are included in the “Loans and advances—related parties” line on the balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.”

Capital Spending
Capital Expenditures and Investments

	Millions of Dollars
	Nine Months Ended
	September 30
	2008	2007
E&P
United States—Alaska	$1,083	471
United States—Lower 48	2,887	2,085
International	4,733	4,339

	8,703	6,895

Midstream	-	2

R&M
United States	1,092	617
International	455	135

	1,547	752

LUKOIL Investment	-	-
Chemicals	-	-
Emerging Businesses	137	127
Corporate and Other	148	131

	$10,535	7,907

United States	$5,210	3,306
International	5,325	4,601

	$10,535	7,907

E&P
Capital expenditures and investments for E&P during the first nine months of 2008 totaled $8.7 billion. The expenditures supported key exploration and development projects including:
•	Significant U.S. lease acquisitions in the federal waters of the Chukchi Sea, offshore Alaska, as well as in the deepwater Gulf of Mexico.

•	Alaska activities related to development drilling in the Greater Kuparuk Area, including West Sak; the Greater Prudhoe Bay Area; the Alpine field, including satellite field prospects; and the Cook Inlet Area; as well as exploration activities.

•	Oil and natural gas developments in the Lower 48, including New Mexico, Texas, Louisiana, Oklahoma, Montana, North Dakota, Colorado, Wyoming, and offshore in the Gulf of Mexico.

•	Investment in the West2East Pipeline LLC (West2East), a company holding a 100 percent interest in Rockies Express Pipeline LLC (Rockies Express).

•	The development of the Surmont heavy-oil project, investments related to FCCL, and development of conventional oil and gas reserves, all in Canada.

•	Development drilling and facilities projects in the Greater Ekofisk Area located in the Norwegian North Sea.

•	The Britannia satellite developments in the U.K. North Sea.

•	An integrated project to produce and liquefy natural gas from Qatar’s North field.

•	The Kashagan field in the Caspian Sea, offshore Kazakhstan.

•	Development of the Yuzhno Khylchuyu (YK) field in the northern part of Russia’s Timan-Pechora province through the NMNG joint venture with LUKOIL.

•	The Peng Lai 19-3 development in China’s Bohai Bay.

•	The Gumusut-Kakap development offshore Sabah, Malaysia.

•	Projects offshore Block B and onshore South Sumatra in Indonesia.
In July 2008, we announced the signing of an interim agreement with the Abu Dhabi National Oil Company (ADNOC) to develop the Shah gas field in Abu Dhabi. Final project agreements are targeted for year-end 2008. ADNOC will have a 60 percent interest and we will have a 40 percent interest in the project.
In October 2008, we closed on a transaction with Origin Energy, an integrated Australian energy company, to create a long-term Australasian natural gas business. We paid $5 billion at closing. See Note 21—Joint Venture with Origin Energy, in the Notes to Consolidated Financial Statements, for additional information.
R&M
Capital spending for R&M during the first nine months of 2008 totaled $1.5 billion and included projects to meet environmental standards and improve the operating integrity, safety and energy efficiency of processing units. Capital also was spent on pipeline development and refinery upgrade projects to increase crude oil capacity, expand conversion capability and increase clean product yield.
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
Environmental
We are subject to the same numerous international, federal, state, and local environmental laws and regulations as other companies in the petroleum exploration and production, refining and crude oil and refined product marketing and transportation businesses. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 81 through 84 of our 2007 Annual Report on Form 10-K.
We, from time to time, receive requests for information or notices of potential liability from the Environmental Protection Agency and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2007, we reported we had been notified of potential liability under CERCLA and comparable state laws at 68 sites around the United States. At September 30, 2008, we reopened two sites and closed one of those two sites, resolved and closed four sites, and received two new notices of potential liability, leaving 67 unresolved sites where we have been notified of potential liability.
At September 30, 2008, our balance sheet included a total environmental accrual of $1,028 million, compared with $1,089 million at December 31, 2007. We expect to incur the majority of these expenditures within the next 30 years.
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
NEW ACCOUNTING STANDARDS
In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised), “Business Combinations” (SFAS No. 141(R)). This Statement will apply to all transactions in which an entity obtains control of one or more other businesses. In general, SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction; establishes the acquisition date as the fair value measurement point; and modifies the disclosure requirements. This Statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. However, starting January 1, 2009, accounting for changes in valuation allowances for acquired deferred tax assets and the resolution of uncertain tax positions for prior business combinations will impact tax expense instead of impacting goodwill. We are currently evaluating the changes provided for in this Statement.
Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” which changes the classification of noncontrolling interests, sometimes called minority interests, in the consolidated financial statements. Additionally, this Statement establishes a single method of accounting for changes in a parent company’s ownership interest that do not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. This Statement is effective January 1, 2009, and will be applied prospectively with the exception of the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. We are currently evaluating the impact of this Statement on our consolidated financial statements.
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
OUTLOOK
In E&P, we expect our fourth-quarter 2008 production to be higher than the third quarter of 2008. We anticipate full-year 2008 production to be slightly below 1.8 million BOE per day due to the impact of higher prices on production-sharing contracts and lost production associated with Hurricanes Gustav and Ike.
In R&M, we expect our crude oil capacity utilization rate in the fourth quarter of 2008 to be in the mid-90-percent range.

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
We based the forward-looking statements relating to our operations on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:
•	Fluctuations in crude oil, natural gas and natural gas liquids prices, refining and marketing margins and margins for our chemicals business.

•	Potential failure or delays in achieving expected reserve or production levels from existing and future oil and gas development projects due to operating hazards, drilling risks and the inherent uncertainties in predicting oil and gas reserves and oil and gas reservoir performance.

•	Unsuccessful exploratory drilling activities or the inability to obtain access to exploratory acreage.

•	Failure of new products and services to achieve market acceptance.

•	Unexpected changes in costs or technical requirements for constructing, modifying or operating facilities for exploration and production, manufacturing, refining or transportation projects.

•	Unexpected technological or commercial difficulties in manufacturing, refining, or transporting our products, including synthetic crude oil and chemicals products.

•	Lack of, or disruptions in, adequate and reliable transportation for our crude oil, natural gas, natural gas liquids, LNG and refined products.

•	Inability to timely obtain or maintain permits, including those necessary for construction of LNG terminals or regasification facilities, or refinery projects; comply with government regulations; or make capital expenditures required to maintain compliance.

•	Failure to complete definitive agreements and feasibility studies for, and to timely complete construction of, announced and future exploration and production, LNG, refinery and transportation projects.

•	Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events or terrorism.

•	International monetary conditions and exchange controls.

•	Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations.

•	Liability for remedial actions, including removal and reclamation obligations, under environmental regulations.

•	Liability resulting from litigation.

•	General domestic and international economic and political developments, including: armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, natural gas, natural gas liquids or refined product pricing, regulation, or taxation; other political, economic or diplomatic developments; and international monetary fluctuations.

•	Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to illiquidity or uncertainty in the domestic or international financial markets.

•	Inability to obtain economical financing for projects, construction or modification of facilities and general corporate purposes.

•	The operation and financing of our midstream and chemicals joint ventures.

•	The factors set forth under the heading “Risk Factors” on pages 34 through 39 of our 2007 Annual Report on Form 10-K.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the nine months ended September 30, 2008, does not differ materially from that discussed under Item 7A in our 2007 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
As of September 30, 2008, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President, Finance, and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President, Finance, and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2008.
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period.  The following proceedings include those matters that arose during the third quarter of 2008 and any material developments with respect to matters previously reported in our 2007 Annual Report on Form 10-K or first and second 2008 Quarterly Reports on Form 10-Q.  While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position.  Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s regulations.
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
New Matters
The South Coast Air Quality Management District (SCAQMD) conducted an audit of the Los Angeles refinery to assess compliance with applicable local, state, and federal regulations related to fugitive emissions. As a result of the audit, on August 28, 2008, SCAQMD issued five Notices of Violations (NOVs) alleging noncompliance. SCAQMD has not yet specified a penalty for these alleged violations. We are currently assessing the allegations and expect to work with SCAQMD toward a resolution of these NOVs.
Matters Previously Reported
On June 19, 2008, the Trainer refinery received a demand for stipulated penalties under the Refinery Enforcement Initiative Consent Decree in the amount of $110,000 for alleged violations associated with its leak detection and repair program. The penalty was paid in the third quarter of 2008.
In the fall of 2006, the Wood River refinery experienced two incidents where coker oil mist was released from the Distilling West coker. In a letter dated February 9, 2007, the state of Illinois demanded $50,000 for each release. During March 2008, we reached agreement with the state of Illinois to settle this matter for a cash penalty of $25,000 and performance of two local recycling events. The penalty was paid in the third quarter of 2008 and the recycling events have been completed.
On March 27, 2008, the Trainer refinery received a proposed Consent Assessment of Civil Penalty from the Pennsylvania Department of Environmental Protection (PADEP) for alleged air quality violations that occurred from 2002 to 2007. The assessment covers several categories of alleged air quality violations including emission events, air emissions inventory reporting, and violation of permit conditions. The proposed penalty is $129,424, and we are working with the PADEP to resolve this matter.
On December 16, 2005, the Bayway refinery experienced a hydrocarbon spill to the Rahway River and Arthur Kill. As a result of this spill, we signed an Order on Consent (Order) with the state of New York, and are also negotiating similar settlements with the state of New Jersey and the federal government. Under the final New York Order, we paid a penalty of $50,000 and conducted a beach cleanup. The proposed natural resources damages have been assessed at $70,000, with an additional $40,000 in federal and state oversight costs. We are working to resolve this matter.
On March 27, 2008, the Sweeny refinery received a Notice of Enforcement (NOE) from the Texas Commission on Environmental Quality (TCEQ) for an emissions event related to flaring that occurred on January 28, 2008. A penalty of $32,000 was submitted to the TCEQ in September 2008. This matter is subject to formal approval by the TCEQ Commissioners. We expect consideration of approval to occur in fourth quarter of 2008.
Item 1A. RISK FACTORS
Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part I in our Form 10-K for the year ended December 31, 2007 (Form 10-K). The risk factor set forth below was disclosed in our Form 10-K, but has been updated to provide additional information.
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
Recent disruptions in the credit markets and concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices, both of which have contributed to a decline in our stock price and corresponding market capitalization. Further stock price or commodity price decreases in the fourth quarter could result in noncash impairments of long-lived assets and goodwill, as well as other-than-temporary noncash impairments of equity method investments. At December 31, 2007, we had $29.3 billion of goodwill recorded in conjunction with past business combinations and $731 million of intangible assets determined to have indefinite useful lives. Decreased returns on pension fund assets may also materially increase our pension funding requirements.
Likewise, the capital and credit markets have become increasingly volatile as a result of adverse conditions. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we, and third parties with whom we do business, may incur increased costs associated with issuing commercial paper and/or other debt instruments and this, in turn, could adversely affect our ability to advance our strategic plans as currently contemplated. In this context, changes in our debt rating could have a material adverse effect on our interest costs and financing sources. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

						Millions of Dollars
				Total Number of		Approximate Dollar
				Shares Purchased as		Value of Shares
			Average Price	Part of Publicly		that May Yet Be
	Total Number of		Paid per Total	Announced Plans or		Purchased Under the
Period	Shares Purchased	*	Shares Purchased	Programs	**	Plans or Programs	**

July 1-31, 2008	9,747,673		$87.40	9,745,778		$4,236
August 1-31, 2008	10,133,449		80.84	10,129,914		3,417
September 1-30, 2008	10,885,253		75.39	10,883,073		2,597

Total	30,766,375		$80.99	30,758,765

*	Includes the repurchase of common shares from company employees in connection with the company’s broad-based employee incentive plans.
**	On January 12, 2007, we announced a stock repurchase program that provided for the repurchase of up to $1 billion of the company’s common stock. On February 9, 2007, we announced plans to repurchase $4 billion of our common stock in 2007, including the $1 billion announced on January 12, 2007. On July 9, 2007, we announced plans to repurchase up to $15 billion of the company’s common stock through the end of 2008, which included the $2 billion remaining under the previously announced $4 billion program. Acquisitions for the share repurchase programs are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plans are held as treasury shares.

Item 5. OTHER INFORMATION
On October 29, 2008, following receipt of approval from Australia’s Foreign Investment Review Board, we closed on a transaction with Origin Energy to create a long-term Australasian natural gas business. The 50/50 joint venture will focus on coalbed methane production from the Bowen and Surat basins in Queensland, Australia, and liquefied natural gas processing and export sales. Under the terms of the transaction, we paid $5 billion at closing.
Our initial payment was funded through cash on hand as well as the issuance of approximately $4.9 billion in commercial paper borrowings under our commercial paper program as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section entitled “Liquidity and Capital Resources – Significant Sources of Capital – Commercial Paper and Credit Facilities” on page 46, which is incorporated herein by reference. Interest rates on commercial paper borrowings are subject to conditions of the short-term money markets.
Item 6. EXHIBITS

Exhibits

3.1	By-Laws of ConocoPhillips, as amended and restated on October 1, 2008 (incorporated by reference to Exhibit 99.2 to the Current Report of ConocoPhillips on Form 8-K filed on October 1, 2008; File No. 001-32395).

10.1	Letter Agreement between ConocoPhillips and John E. Lowe, dated October 1, 2008 (incorporated by reference to Exhibit 99.1 to the Current Report of ConocoPhillips on Form 8-K filed on October 1, 2008; File No. 001-32395).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Rand C. Berney

Rand C. Berney
Vice President and Controller
(Chief Accounting and Duly Authorized Officer)
October 29, 2008