Form 10-K/A
period 2008-12-31
CONOCOPHILLIPS
filed 2009-04-15
CIK 1163165

2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
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
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2009 (Part III)

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
INDEX TO EXHIBITS
SIGNATURE
EX-23.1
EX-31.3
EX-31.4
EX-32.1

PART IV
Explanatory Note
This Amendment No. 1 to the Annual Report on Form 10-K of ConocoPhillips for the year ended December 31, 2008, is being filed for the purpose of providing separate audited financial statements of OAO LUKOIL (LUKOIL) in accordance with Rule 3-09 of Regulation S-X. These audited financial statements, which were not available prior to the due date for filing our 2008 Form 10-K, are included in Item 15, “Exhibits, Financial Statement Schedules.” Otherwise, this amendment does not update or modify in any way the financial position, results of operations, cash flows or the disclosures in ConocoPhillips’ Annual Report on Form 10-K for the year ended December 31, 2008, and does not reflect events occurring after the original filing date of February 25, 2009.
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	1.	Financial Statements and Supplementary Data

		The financial statements and supplementary information listed in the Index to Financial Statements, which appeared on page 77, were filed as part of the original 2008 Form 10-K filed on February 25, 2009.

	2.	Financial Statement Schedules

		Schedule II—Valuation and Qualifying Accounts, which appeared on page 176, was filed as part of the original 2008 Form 10-K filed on February 25, 2009. All other schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.

		The following information is included herein in this amended Form 10-K pursuant to Rule 3-09 of Regulation S-X:

		OAO LUKOIL
•	Independent Auditors’ Report

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

•	Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
	3.	Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 52 through 55, are filed as part of this annual report.

(c)	The financial Statements of OAO LUKOIL, which appear below, are filed in accordance with Rule 3-09 of Regulation S-X.

OAO LUKOIL
CONSOLIDATED FINANCIAL STATEMENTS
(prepared in accordance with US GAAP)
As of December 31, 2008 and 2007
and for each of the years in the three-year period
ended December 31, 2008

Independent Auditors’ Report
The Board of Directors of OAO LUKOIL:
We have audited the accompanying consolidated balance sheets of OAO LUKOIL and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the management of OAO LUKOIL. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OAO LUKOIL and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ ZAO KPMG
ZAO KPMG
Moscow, Russian Federation
March 31, 2009

OAO LUKOIL
Consolidated Balance Sheets
As of December 31, 2008 and 2007
(Millions of US dollars, unless otherwise noted)

	Note	2008	2007

Assets
Current assets
Cash and cash equivalents	3	2,239	841
Short-term investments		505	48
Accounts and notes receivable, net	5	5,069	7,467
Inventories	6	3,735	4,609
Prepaid taxes and other expenses		3,566	4,109
Other current assets		519	625
Assets held for sale	10	—	70

Total current assets		15,633	17,769
Investments	7	3,269	1,086
Property, plant and equipment	8	50,088	38,056
Deferred income tax assets	13	521	490
Goodwill and other intangible assets	9	1,159	942
Other non-current assets		791	1,289

Total assets		71,461	59,632

Liabilities and Stockholders’ equity
Current liabilities
Accounts payable		5,029	4,554
Short-term borrowings and current portion of long-term debt	11	3,232	2,214
Taxes payable		1,564	2,042
Other current liabilities		750	918

Total current liabilities		10,575	9,728
Long-term debt	12, 16	6,577	4,829
Deferred income tax liabilities	13	2,116	2,079
Asset retirement obligations	8	718	811
Other long-term liabilities		465	395
Minority interest in subsidiary companies		670	577

Total liabilities		21,121	18,419

Stockholders’ equity	15
Common stock		15	15
Treasury stock, at cost		(282)	(1,591)
Additional paid-in capital		4,694	4,499
Retained earnings		45,983	38,349
Accumulated other comprehensive loss		(70)	(59)

Total stockholders’ equity		50,340	41,213

Total liabilities and stockholders’ equity		71,461	59,632

/s/ Alekperov V.Y.	/s/ Khoba L.N.

President of OAO LUKOIL	Chief accountant of OAO LUKOIL
Alekperov V.Y.	Khoba L.N.
The accompanying notes are an integral part of these consolidated financial statements.

OAO LUKOIL
Consolidated Statements of Income
For the years ended December 31, 2008, 2007 and 2006
(Millions of US dollars, unless otherwise noted)

	Note	2008	2007	2006

Revenues
Sales (including excise and export tariffs)	23	107,680	81,891	67,684

Costs and other deductions
Operating expenses		(8,126)	(6,172)	(4,652)
Cost of purchased crude oil, gas and products		(37,851)	(27,982)	(22,642)
Transportation expenses		(5,460)	(4,457)	(3,600)
Selling, general and administrative expenses		(3,860)	(3,207)	(2,885)
Depreciation, depletion and amortization		(2,958)	(2,172)	(1,851)
Taxes other than income taxes	13	(13,464)	(9,367)	(8,075)
Excise and export tariffs		(21,340)	(15,033)	(13,570)
Exploration expenses		(487)	(307)	(209)
Loss on disposals and impairments of assets		(425)	(123)	(148)

Income from operating activities		13,709	13,071	10,052
Interest expense		(391)	(333)	(302)
Interest and dividend income		163	135	111
Equity share in income of affiliates	7	375	347	425
Currency translation (loss) gain		(1,163)	93	169
Other non-operating expense		(244)	(240)	(118)
Minority interest		(83)	(55)	(80)

Income before income tax		12,366	13,018	10,257
Current income taxes		(4,167)	(3,410)	(2,906)
Deferred income tax		945	(97)	133

Total income tax expense	13	(3,222)	(3,507)	(2,773)

Net income		9,144	9,511	7,484

Per share of common stock (US dollars):
Basic	15	10.88	11.48	9.06

Diluted	15	10.88	11.48	9.04

The accompanying notes are an integral part of these consolidated financial statements.

OAO LUKOIL
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2008, 2007 and 2006
(Millions of US dollars, unless otherwise noted)

	2008		2007		2006
	Stockholders’	Comprehensive	Stockholders’	Comprehensive	Stockholders’	Comprehensive
	equity	income	equity	income	equity	income

Common stock
Balance as of January 1	15		15		15

Balance as of December 31	15		15		15

Treasury stock
Balance as of January 1	(1,591)		(1,098)		(527)
Stock purchased	(219)		(712)		(782)
Stock disposed	1,528		219		211

Balance as of December 31	(282)		(1,591)		(1,098)

Additional paid-in capital
Balance as of January 1	4,499		3,943		3,730
Premium on non-outstanding shares issued	20		—		22
Effect of stock compensation plan	103		103		—
Proceeds from sale of treasury stock in excess of carrying amount	72		453		191

Balance as of December 31	4,694		4,499		3,943

Retained earnings
Balance as of January 1	38,349		30,061		23,586
Net income	9,144	9,144	9,511	9,511	7,484	7,484
Dividends on common stock	(1,510)		(1,223)		(1,009)

Balance as of December 31	45,983		38,349		30,061

Accumulated other comprehensive loss, net of tax
Balance as of January 1	(59)		(21)		—
Pension benefits:
Prior service cost	(5)	(5)	(16)	(16)	—	—
Actuarial loss	(6)	(6)	(22)	(22)	—	—
Effect of initial adoption of SFAS No. 158	—		—		(21)
Balance as of December 31	(70)		(59)		(21)

Total comprehensive income for the year		9,133		9,473		7,484

Total stockholders’ equity as of December 31	50,340		41,213		32,900

	Share activity
	2008	2007	2006
	(thousands of shares)	(thousands of shares)	(thousands of shares)

Common stock, issued
Balance as of January 1	850,563	850,563	850,563

Balance as of December 31	850,563	850,563	850,563

Treasury stock
Balance as of January 1	(23,321)	(23,632)	(21,667)
Purchase of treasury stock	(2,899)	(8,756)	(9,017)
Disposal of treasury stock	22,384	9,067	7,052

Balance as of December 31	(3,836)	(23,321)	(23,632)

The accompanying notes are an integral part of these consolidated financial statements.

OAO LUKOIL
Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006
(Millions of US dollars)

	Note	2008	2007	2006

Cash flows from operating activities
Net income		9,144	9,511	7,484
Adjustments for non-cash items:
Depreciation, depletion and amortization		2,958	2,172	1,851
Equity share in income of affiliates, net of dividends received		(238)	209	(106)
Dry hole write-offs		317	143	91
Loss on disposals and impairments of assets		425	123	148
Deferred income taxes		(945)	97	(133)
Non-cash currency translation (gain) loss		(423)	193	86
Non-cash investing activities		(29)	(36)	(123)
All other items — net		404	297	89
Changes in operating assets and liabilities:
Accounts and notes receivable		2,647	(2,297)	388
Inventories		963	(1,148)	(816)
Accounts payable		(989)	1,599	592
Taxes payable		(521)	386	(430)
Other current assets and liabilities		599	(368)	(1,355)

Net cash provided by operating activities		14,312	10,881	7,766

Cash flows from investing activities
Acquisition of licenses		(12)	(255)	(7)
Capital expenditures		(10,525)	(9,071)	(6,419)
Proceeds from sale of property, plant and equipment		166	72	310
Purchases of investments		(398)	(206)	(312)
Proceeds from sale of investments		636	175	216
Sale of interests in subsidiaries and affiliated companies		3	1,136	71
Acquisitions of subsidiaries and minority shareholding interest (including advances related to acquisitions), net of cash acquired		(3,429)	(1,566)	(1,374)

Net cash used in investing activities		(13,559)	(9,715)	(7,515)

Cash flows from financing activities
Net movements of short-term borrowings		974	(59)	700
Cash received under sales-leaseback transaction		235	—	—
Proceeds from issuance of long-term debt		2,884	2,307	1,092
Principal repayments of long-term debt		(1,547)	(1,632)	(1,077)
Dividends paid on company common stock		(1,437)	(1,230)	(1,015)
Dividends paid to minority		(168)	(78)	(119)
Financing from related party and third party minority shareholders		39	177	—
Purchase of treasury stock		(219)	(712)	(782)
Proceeds from sale of treasury stock		—	129	—
Other — net		2	—	15

Net cash provided by (used in) financing activities		763	(1,098)	(1,186)

Effect of exchange rate changes on cash and cash equivalents		(118)	21	37

Net increase (decrease) in cash and cash equivalents		1,398	89	(898)
Cash and cash equivalents at beginning of year		841	752	1,650

Cash and cash equivalents at end of year	3	2,239	841	752

Supplemental disclosures of cash flow information
Interest paid		440	338	292
Income taxes paid		4,902	2,872	2,980
The accompanying notes are an integral part of these consolidated financial statements.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 1. Organization and environment
The primary activities of OAO LUKOIL (the “Company”) and its subsidiaries (together, the “Group”) are oil exploration, production, refining, marketing and distribution. The Company is the ultimate parent entity of this vertically integrated group of companies.
The Group was established in accordance with Presidential Decree 1403, issued on November 17, 1992. Under this decree, on April 5, 1993, the Government of the Russian Federation transferred to the Company 51% of the voting shares of fifteen enterprises. Under Government Resolution 861 issued on September 1, 1995, a further nine enterprises were transferred to the Group during 1995. Since 1995, the Group has carried out a share exchange program to increase its shareholding in each of the twenty-four founding subsidiaries to 100%.
From formation, the Group has expanded substantially through consolidation of its interests, acquisition of new companies and establishment of new businesses.
Business and economic environment
The Russian Federation has been experiencing political and economic change, that has affected and will continue to affect the activities of enterprises operating in this environment. Consequently, operations in the Russian Federation involve risks, which do not typically exist in other markets. In addition, the recent contraction in the capital and credit markets has further increased the level of economic uncertainty in the environment.
The accompanying financial statements reflect management’s assessment of the impact of the business environment in the countries in which the Group operates on the operations and the financial position of the Group. The future business environments may differ from management’s assessment.
Basis of preparation
These consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).
Note 2. Summary of significant accounting policies
Principles of consolidation
These consolidated financial statements include the financial position and results of the Company, controlled subsidiaries of which the Company directly or indirectly owns more than 50% of the voting interest, unless minority interest shareholders have substantive participating rights, and variable interest entities where the Group is determined to be the primary beneficiary. Other significant investments in companies of which the Company directly or indirectly owns between 20% and 50% of the voting interest and over which it exercises significant influence but not control, are accounted for using the equity method of accounting. Investments in companies of which the Company directly or indirectly owns more than 50% of the voting interest but where minority interest shareholders have substantive participating rights are accounted for using the equity method of accounting. Undivided interests in oil and gas joint ventures are accounted for using the proportionate consolidation method. Investments in other companies are recorded at cost. Equity investments and investments in other companies are included in “Investments” in the consolidated balance sheet.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 2. Summary of significant accounting policies (continued)
Use of estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying value of oil and gas properties and other property, plant and equipment, goodwill impairment assessment, asset retirement obligations, deferred income taxes, valuation of financial instruments, and obligations related to employee benefits. Eventual actual amounts could differ from those estimates.
Revenue
Revenues from the production and sale of crude oil and petroleum products are recognized when title passes to customers at which point the risks and rewards of ownership are assumed by the customer and the price is fixed or determinable. Revenues include excise on petroleum products sales and duties on export sales of crude oil and petroleum products.
Revenues from non-cash sales are recognized at the fair market value of the crude oil and petroleum products sold.
Foreign currency translation
The Company maintains its accounting records in Russian rubles. The Company’s functional currency is the US dollar and the Group’s reporting currency is the US dollar.
For operations in the Russian Federation and for the majority of operations outside the Russian Federation, the US dollar is the functional currency. Where the US dollar is the functional currency, monetary assets and liabilities have been translated into US dollars at the rate prevailing at each balance sheet date. Non-monetary assets and liabilities have been translated into US dollars at historical rates. Revenues, expenses and cash flows have been translated into US dollars at rates, which approximate actual rates at the date of the transaction. Translation differences resulting from the use of these rates are included in the consolidated statement of income.
For certain other operations outside the Russian Federation, where the US dollar is not the functional currency and the economy is not hyperinflationary, assets and liabilities are translated into US dollars at year-end exchange rates and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of comprehensive income.
In all cases, foreign currency transaction gains and losses are included in the consolidated statement of income.
As of December 31, 2008, 2007 and 2006, exchange rates of 29.38, 24.55 and 26.33 Russian rubles to the US dollar, respectively, have been used for translation purposes.
The Russian ruble and other currencies of republics of the former Soviet Union are not readily convertible outside of their countries. Accordingly, the translation of amounts recorded in these currencies into US dollars should not be construed as a representation that such currency amounts have been, could be or will in the future be converted into US dollars at the exchange rate shown or at any other exchange rate.
Cash and cash equivalents
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 2. Summary of significant accounting policies (continued)
Cash with restrictions on immediate use
Cash funds for which restrictions on immediate use exist are accounted for within other non-current assets.
Accounts and notes receivable
Accounts and notes receivable are recorded at their transaction amounts less provisions for doubtful debts. Provisions for doubtful debts are recorded to the extent that there is a likelihood that any of the amounts due will not be obtained. Non-current receivables are discounted to the present value of expected cash flows in future periods using the original discount rate.
Inventories
Inventories, consisting primarily of stocks of crude oil, petroleum products and materials and supplies, are stated at the lower of cost or market value. Cost is determined using an “average cost” method.
Investments
Debt and equity securities are classified into one of three categories: trading, available-for-sale, or held-to-maturity.
Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities in which a Group company has the ability and intent to hold until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.
Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in the consolidated statement of income. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. Dividends and interest income are recognized in the consolidated statement of income when earned.
A permanent decline in the market value of any available-for-sale or held-to-maturity security below cost is accounted for as a reduction in the carrying amount to fair value. The impairment is charged to the consolidated statement of income and a new cost base for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method and such amortization and accretion is recorded in the consolidated statement of income.
Property, plant and equipment
Oil and gas properties are accounted for using the successful efforts method of accounting whereby property acquisitions, successful exploratory wells, all development costs, and support equipment and facilities are capitalized. Unsuccessful exploratory wells are expensed when a well is determined to be non-productive. Other exploratory expenditures, including geological and geophysical costs are expensed as incurred.
The Group continues to capitalize costs of exploratory wells and exploratory-type stratigraphic wells for more than one year after the completion of drilling if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. If these conditions are not met or if information that raises substantial doubt about the economic or operational viability of the project is obtained, the well would be assumed impaired, and its costs, net of any salvage value, would be charged to expense.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 2. Summary of significant accounting policies (continued)
Depreciation, depletion and amortization of capitalized costs of oil and gas properties is calculated using the unit-of-production method based upon proved reserves for the cost of property acquisitions and proved developed reserves for exploration and development costs.
Production and related overhead costs are expensed as incurred.
Depreciation of assets not directly associated with oil production is calculated on a straight-line basis over the economic lives of such assets, estimated to be in the following ranges:

Buildings and constructions	5 — 40	Years
Machinery and equipment	5 — 20	Years
In addition to production assets, certain Group companies also maintain and construct social assets for the use of local communities. Such assets are capitalized only to the extent that they are expected to result in future economic benefits to the Group. If capitalized, they are depreciated over their estimated economic lives.
Significant unproved properties are assessed for impairment individually on a regular basis and any estimated impairment is charged to expense.
Asset retirement obligations
The Group records the fair value of liabilities related to its legal obligations to abandon, dismantle or otherwise retire tangible long-lived assets in the period in which the liability is incurred. A corresponding increase in the carrying amount of the related long-lived asset is also recorded. Subsequently, the liability is accreted for the passage of time and the related asset is depreciated using the unit-of-production method.
Goodwill and other intangible assets
Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. It is assigned to reporting units as of the acquisition date. Goodwill is not amortized, but is tested for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test requires estimating the fair value of a reporting unit and comparing it with its carrying amount, including goodwill assigned to the reporting unit. If the estimated fair value of the reporting unit is less than its net carrying amount, including goodwill, then the goodwill is written down to its implied fair value.
Intangible assets with indefinite useful lives are tested for impairment at least annually. Intangible assets that have limited useful lives are amortized on a straight-line basis over the shorter of their useful or legal lives.
Impairment of long-lived assets
Long-lived assets, such as oil and gas properties (other than unproved properties), other property, plant, and equipment, and purchased intangibles subject to amortization, are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by that group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by writing down the carrying amount to the estimated fair value of the asset group, generally determined as discounted future net cash flows. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 2. Summary of significant accounting policies (continued)
Income taxes
Deferred income tax assets and liabilities are recognized in respect of future tax consequences attributable to temporary differences between the carrying amounts of existing assets and liabilities for the purposes of the consolidated financial statements and their respective tax bases and in respect of operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse and the assets be recovered and liabilities settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of income in the reporting period which includes the enactment date.
The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income in the reporting periods in which the originating expenditure becomes deductible. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. In making this assessment, management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies.
On January 1, 2007, the Group adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain tax positions, which requires an entity to recognize the effect of an income tax position only if that position is more likely than not of being sustained upon examination, based on its technical merits. A recognized income tax position is measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties relating to unrecognized tax benefits in income tax expense in the consolidated statements of income.
Interest-bearing borrowings
Interest-bearing borrowings are initially recorded at the value of net proceeds received. Any difference between the net proceeds and the redemption value is amortized at a constant rate over the term of the borrowing. Amortization is included in the consolidated statement of income each year and the carrying amounts are adjusted as amortization accumulates.
If borrowings are repurchased or settled before maturity, any difference between the amount paid and the carrying amount is recognized in the consolidated statement of income in the period in which the repurchase or settlement occurs.
Pension benefits
The expected costs in respect of pension obligations of Group companies are determined by an independent actuary. Obligations in respect of each employee are accrued over the reporting periods during which the employee renders service in the Group.
Treasury stock
Purchases by Group companies of the Company’s outstanding stock are recorded at cost and classified as treasury stock within Stockholders’ equity. Shares shown as Authorized and Issued include treasury stock. Shares shown as Outstanding do not include treasury stock.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 2. Summary of significant accounting policies (continued)
Earnings per share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. A calculation is carried out to establish if there is potential dilution in earnings per share if convertible securities were to be converted into shares of common stock or contracts to issue shares of common stock were to be exercised. If there is such dilution, diluted earnings per share is presented.
Contingencies
Certain conditions may exist as of the balance sheet date, which may result in losses to the Group but the impact of which will only be resolved when one or more future events occur or fail to occur.
If a Group company’s assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued and charged to the consolidated statement of income. If the assessment indicates that a potentially material loss is not probable, but is reasonably possible, or is probable, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, is disclosed in the notes to the consolidated financial statements. Loss contingencies considered remote or related to unasserted claims are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee is disclosed.
Environmental expenditures
Estimated losses from environmental remediation obligations are generally recognized no later than completion of remedial feasibility studies. Group companies accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as further information becomes available or circumstances change. Costs of expected future expenditures for environmental remediation obligations are not discounted to their present value.
Use of derivative instruments
The Group’s derivative activity is limited to certain petroleum products marketing and trading outside of its physical crude oil and petroleum products businesses and hedging of commodity price risks. Currently this activity involves the use of futures and swaps contracts together with purchase and sale contracts that qualify as derivative instruments. The Group accounts for these activities under the mark-to-market methodology in which the derivatives are revalued each accounting period. Resulting realized and unrealized gains or losses are presented in the consolidated statement of income on a net basis. Unrealized gains and losses are carried as assets or liabilities on the consolidated balance sheet.
Share-based payments
The Group accounts for liability classified share-based payment awards to employees at fair value on the date of grant and as of each reporting date. Expenses are recognized over the vesting period. Equity classified share-based payment awards to employees are valued at fair value on the date of grant and expensed over the vesting period.
Comparative amounts
Certain prior period amounts have been reclassified to conform with current period presentation.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 2. Summary of significant accounting policies (continued)
Recent accounting pronouncements
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interest in Variable Interest Entities.” This FSP amends FASB Statement No. 140, “Accounting for transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (R), “Consolidation of Variable Interest Entities,” and requires public entities, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This FSP is effective for the first reporting period ending after December 15, 2008. The adoption of the provisions of FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on the Group’s results of operations, financial position or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement improves financial reporting about derivative instruments and hedging activities by enhanced disclosures of their effects on an entity’s financial position, financial performance and cash flows. The Group is required to adopt the provisions of SFAS No. 161 no later than in the first quarter of 2009 and does not expect any material impact on its results of operations, financial position or cash flows upon adoption.
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business combinations.” This Statement will apply to all transactions in which an entity obtains control of one or more businesses. SFAS No. 141 (Revised) requires an entity to recognize the fair value of assets acquired and liabilities assumed in a business combination; to recognize and measure the goodwill acquired in the business combination or gain from a bargain purchase and modifies the disclosure requirements. The Group is required to prospectively adopt the provisions of SFAS No. 141 (Revised) for business combinations for which the acquisition date is on or after January 1, 2009. Early adoption of SFAS No. 141 (Revised) is prohibited.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This Statement will apply to all entities that prepare consolidated financial statements (except not-for-profit organizations) and will affect those which have an outstanding noncontrolling interest (or minority interest) in their subsidiaries or which have to deconsolidate a subsidiary. This Statement changes the classification of a non-controlling interest; establishing a single method of accounting for changes in the parent company’s ownership interest that does not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. The Group is required to prospectively adopt the provisions of SFAS No. 160 in the first quarter of 2009, except for the presentation and disclosure requirements which shall be applied retrospectively. Early adoption of SFAS No. 160 is prohibited.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement expands the possibility of using fair value measurements and permits enterprises to choose to measure certain financial assets and financial liabilities at fair value. Enterprises shall report unrealized gains and losses on items for which the fair value option has been elected in earnings in each subsequent period. The Group adopted the provisions of SFAS No. 159 in the first quarter of 2008. The Group elected not to use the fair value option for its financial assets and financial liabilities not already carried at fair value in accordance with other standards. Therefore the adoption of SFAS No. 159 did not have any impact on the Group’s results of operations, financial position or cash flows.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 2. Summary of significant accounting policies (continued)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB issued Staff Position FSP No. 157-2, “Effective date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 for certain nonfinancial assets and nonfinancial liabilities to the first quarter of 2009. The Group elected to adopt SFAS No. 157 with deferral permitted by FSP No. 157-2. The deferral applies to nonfinancial assets and liabilities measured in a business combination; long-lived assets, intangible assets and goodwill measured at fair value upon impairment and liabilities for asset retirement obligations. The Group does not expect any material impact on its results of operations, financial position or cash flows on adoption of SFAS No. 157 for these assets and liabilities. The initial adoption of SFAS No. 157 is limited to commodity derivative instruments (refer to Note 16. Financial and derivative instruments).
The initial adoption of the provisions of SFAS No. 157 did not have a material impact on the Group’s results of operations, financial position or cash flows.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires an employer that sponsors one or more single-employer defined benefit plans to: (a) Recognize the funded status of a benefit plan in its statement of financial position; (b) Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; (c) Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); (d) Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The provisions of this Statement were effective December 31, 2006, except for the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end, which is effective December 31, 2008. The adoption of the provisions of SFAS No. 158 did not have a material impact on the Group’s results of operations, financial position or cash flows.
Note 3. Cash and cash equivalents

	As of December	As of December
	31, 2008	31, 2007

Cash held in Russian rubles	444	285
Cash held in other currencies	1,425	417
Cash of a banking subsidiary in other currencies	132	47
Cash held in related party banks in Russian rubles	182	80
Cash held in related party banks in other currencies	56	12

Total cash and cash equivalents	2,239	841

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 4. Non-cash transactions
The consolidated statement of cash flows excludes the effect of non-cash transactions, which are described in the following table:

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006

Non-cash investing activity	29	36	123
Non-cash acquisition of a subsidiary and minority shareholding interest	1,969	—	314
Settlement of stock-based compensation plan liability	—	537	—
Settlement of bond liability with the Company’s common stock	—	—	91

Total non-cash transactions	1,998	573	528

The following table shows the effect of non-cash transactions on investing activity:

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006

Net cash used in investing activity	13,559	9,715	7,515
Non-cash acquisition of a subsidiary and minority shareholding interest	1,969	—	314
Non-cash investing activity	29	36	123

Total investing activity	15,557	9,751	7,952

Note 5. Accounts and notes receivable, net

	As of December	As of December
	31, 2008	31, 2007

Trade accounts and notes receivable (net of provisions of $133 million and $69 million as of December 31, 2008 and 2007, respectively)	3,466	5,962
Current VAT and excise recoverable	855	1,196
Other current accounts receivable (net of provisions of $38 million and $48 million as of December 31, 2008 and 2007, respectively)	748	309

Total accounts and notes receivable	5,069	7,467

Note 6. Inventories

	As of December	As of December
	31, 2008	31, 2007

Crude oil and petroleum products	2,693	3,609
Materials for extraction and drilling	439	477
Materials and supplies for refining	35	24
Other goods, materials and supplies	568	499

Total inventories	3,735	4,609

Note 7. Investments

	As of December	As of December
	31, 2008	31, 2007

Investments in equity method affiliates and joint ventures	2,988	836
Long-term loans given by non-banking subsidiaries	251	232
Other long-term investments	30	18

Total long-term investments	3,269	1,086

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 7. Investments (continued)
Investments in “equity method” affiliates and corporate joint ventures
The summarized financial information below is in respect of equity method affiliates and corporate joint ventures. The companies are primarily engaged in crude oil exploration, production, marketing and distribution operations in the Russian Federation, crude oil production and marketing in Kazakhstan, and refining operations in Europe.

	Year ended		Year ended		Year ended
	December 31, 2008		December 31, 2007		December 31, 2006
		Group’s		Group’s		Group’s
	Total	share	Total	share	Total	share

Revenues	4,590	2,144	2,930	1,382	2,367	1,251

Income before income taxes	1,602	807	1,398	650	1,315	690
Less income taxes	(869)	(432)	(605)	(303)	(529)	(265)

Net income	733	375	793	347	786	425

	As of December 31, 2008		As of December 31, 2007
		Group’s		Group’s
	Total	share	Total	share

Current assets	2,023	982	1,320	618
Property, plant and equipment	5,872	2,841	2,082	1,082
Other non-current assets	544	269	181	88

Total assets	8,439	4,092	3,583	1,788

Short-term debt	158	47	204	89
Other current liabilities	1,188	557	682	329
Long-term debt	890	392	1,005	511
Other non-current liabilities	220	108	47	23

Net assets	5,983	2,988	1,645	836

In June 2008, a Group company signed an agreement with ERG S.p.A. to establish a joint venture to operate the ISAB refinery complex in Priolo, Italy. In December 2008, the Group completed the acquisition of a 49% stake in the joint venture for €1.45 billion (approximately $1.83 billion). In December 2008, the Group company paid €600 million (approximately $762 million). The remaining amount was paid in February 2009. The seller has a put option, the effect of which would be to increase the Group’s stake in the company operating the ISAB refinery complex up to 100%. As of December 31, 2008, the fair value of this option for the Group is zero. The agreement states that each partner will be responsible for procuring crude oil and marketing refined products in line with its equity stake in the joint venture. The ISAB refinery complex has the flexibility to process Urals blend crude oil, and the Group intends to fully integrate its share of the ISAB refinery complex capacity into its crude oil supply and refined products marketing operations. The ISAB refinery complex has an annual refining capacity of 16 million tonnes. The ISAB refinery complex also includes three jetties and storage tanks totaling 3,700 thousand cubic meters.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 8. Property, plant and equipment and asset retirement obligations

	At cost		Net
	As of December	As of December	As of December	As of December
	31, 2008	31, 2007	31, 2008	31, 2007

Exploration and Production:
Western Siberia	21,663	19,424	12,784	10,811
European Russia	21,842	18,776	15,881	13,303
International	5,910	4,360	5,009	3,716

Total	49,415	42,560	33,674	27,830

Refining, Marketing, Distribution and Chemicals:
Western Siberia	122	22	107	16
European Russia	11,021	9,216	8,051	6,292
International	6,462	5,008	4,633	3,367

Total	17,605	14,246	12,791	9,675

Other:
Western Siberia	178	156	89	69
European Russia	3,618	399	3,385	338
International	200	181	149	144

Total	3,996	736	3,623	551

Total property, plant and equipment	71,016	57,542	50,088	38,056

In June 2008, the Company performed impairment testing of certain exploration and production assets located in oil fields in the Timan-Pechora region of Russia, due to a revision of geological models. The revision resulted in a reduction of planned development activities on these oil fields. The fair value of these assets was determined using the present value of the expected cash flows. As a result, the Company recognized an impairment loss of $156 million. In December 2008, the Group recognized an impairment loss of $58 million relating to retail petrol stations in the USA.
As of December 31, 2008 and 2007, the asset retirement obligations amounted to $728 million and $821 million, respectively, of which $10 million was included in “Other current liabilities” in the consolidated balance sheets as of each balance sheet date. During 2008 and 2007, asset retirement obligations changed as follows:

	2008	2007

Asset retirement obligations as of January 1	821	618
Accretion expense	78	60
New obligations	54	91
Changes in estimates of existing obligations	(88)	20
Spending on existing obligations	(8)	(10)
Property dispositions	(3)	(7)
Foreign currency translation and other adjustments	(126)	49

Asset retirement obligations as of December 31	728	821

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 9. Goodwill and other intangible assets
The carrying value of goodwill and other intangible assets as of December 31, 2008 and 2007 was as follows:

	As of December	As of December
	31, 2008	31, 2007

Amortized intangible assets
Software	500	410
Licenses and other assets	335	56
Goodwill	324	476

Total goodwill and other intangible assets	1,159	942

All goodwill amounts relate to the refining, marketing and distribution segment. In December 2008, the Group recognized an impairment loss of $100 million relating to goodwill on acquisition of Beopetrol due to the change in the economic environment. Beopetrol is a marketing and distribution company operating a chain of retail petrol stations in Serbia. The fair value of Beopetrol was determined using the present value of the expected cash flows.
Note 10. Dispositions of subsidiaries and assets
In December 2007, a Group company committed to a plan to sell 162 petrol stations, located in Pennsylvania and southern New Jersey, USA, previously acquired from ConocoPhillips in 2004. In February 2008, this company entered into an agreement to sell these petrol stations to a third party investor. In June 2008, the agreement between the Group company and the investor was cancelled. Therefore these petrol stations were classified out of assets held for sale as of December 31, 2007.
In December 2005, the Company made a decision to sell ten tankers. A Group company finalized the sale of eight tankers in May 2006, for a price that approximated their carrying value of $190 million. The sale of the remaining two tankers was finalized in April 2008, for a price that approximated their carrying value of $70 million. As of December 31, 2007, the Group classified these tankers as assets held for sale in the consolidated balance sheet.
In April 2007, a Group company completed the sale of 50% of its interest in Caspian Investment Resources Ltd. (formerly Nelson Resources Limited), which has exploration and production operations in western Kazakhstan, to Mittal Investments S.A.R.L. for $980 million. In addition, Mittal Investments S.A.R.L. paid a liability in the amount of approximately $175 million, which represented 50% of Caspian Investment Resources Ltd. outstanding debt to Group companies.
Note 11. Short-term borrowings and current portion of long-term debt

	As of December	As of December
	31, 2008	31, 2007

Short-term borrowings from third parties	2,301	938
Current portion of long-term debt	931	1,276

Total short-term borrowings and current portion of long-term debt	3,232	2,214

Short-term borrowings are substantially unsecured and primarily payable in US dollars. The weighted-average interest rate on short-term borrowings from third parties was 5.15% and 5.97% per annum as of December 31, 2008 and 2007, respectively.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 12. Long-term debt

	As of December	As of December
	31, 2008	31, 2007

Long-term loans and borrowings from third parties (including loans from banks in the amount of $3,333 million and $2,391 million as of December 31, 2008 and 2007, respectively)	3,384	2,439
Long-term loans and borrowings from related parties	2,165	1,745
6.356% Non-convertible US dollar bonds, maturing 2017	500	500
6.656% Non-convertible US dollar bonds, maturing 2022	500	500
7.25% Russian ruble bonds, maturing 2009	204	244
7.10% Russian ruble bonds, maturing 2011	272	326
8.00% Russian ruble bonds, maturing 2012	8	—
7.40% Russian ruble bonds, maturing 2013	204	244
Capital lease obligations	271	107

Total long-term debt	7,508	6,105
Current portion of long-term debt	(931)	(1,276)

Total non-current portion of long-term debt	6,577	4,829

Long-term loans and borrowings
Long-term loans and borrowings include amounts repayable in US dollars of $3,844 million and $3,157 million and amounts repayable in Russian rubles of $3,187 million and $2,607 million as of December 31, 2008 and 2007, respectively. Long-term loans and borrowings have maturity dates from 2009 through 2038. Approximately 6% of this debt is secured by export sales and property, plant and equipment. The weighted-average interest rate on long-term loans and borrowings from third parties was 4.09% and 5.77% per annum as of December 31, 2008 and 2007, respectively. A number of long-term loan agreements contain certain financial covenants due levels of which are being maintained by the Group.
A Group company has an unsecured syndicated loan agreement with an outstanding amount of $1,000 million as of December 31, 2008, with maturity dates up to 2013. The loan was arranged by ABN AMRO Bank, Banco Bilbao Vizcaya Argentaria, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, ING Bank, Mizuho Corporate Bank and WestLB. Borrowings under this agreement bear interest from three month LIBOR plus 0.85% to three months LIBOR plus 0.95% per annum.
A number of the Group companies have unsecured loan agreements with an outstanding amount of $530 million as of December 31, 2008, maturing up to 2011. The loan was arranged by ABN AMRO Bank, The Bank of Tokyo-Mitsubishi UFJ, Barclays Capital, BNP Paribas, Citibank, Dresdner Kleinwort, ING Bank and WestLB. Borrowings under this agreement bear interest at three month LIBOR plus 3.25% per annum.
The Company has an unsecured syndicated loan agreement with European Bank for Reconstruction and Development with an outstanding amount of $286 million as of December 31, 2008, maturity dates up to 2017. Borrowings under this agreement bear interest from six month LIBOR plus 0.45% to six month LIBOR plus 0.65% per annum.
A Group company has an unsecured syndicated loan agreement with CALYON and ABN AMRO Bank with an outstanding amount of $205 million as of December 31, 2008, maturing up to 2010. Borrowings under this agreement bear interest at one month LIBOR plus 0.85% per annum.
A Group company has a secured loan agreement, arranged by Credit Suisse, supported by an Overseas Private Investment Corporation guarantee, with an outstanding amount of $190 million as of December 31, 2008. Borrowings under this agreement bear interest at six month LIBOR plus 4.8% per annum and have maturity dates up to 2015.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 12. Long-term debt (continued)
The Company has an unsecured syndicated loan agreement, arranged by ABN AMRO Bank and CALYON with an outstanding amount of $175 million as of December 31, 2008, maturing up to 2012. Borrowings under this agreement bear interest at three month LIBOR plus 0.40% per annum.
A Group company has a secured loan agreement with European Bank for Reconstruction and Development with an outstanding amount of $110 million as of December 31, 2008, maturing up to 2017. Borrowings under this agreement bear interest at six month LIBOR plus 0.35% per annum.
As of December 31, 2008, the Group has a number of other loan agreements with fixed rates with a number of banks and organizations totaling $204 million, maturing from 2009 to 2021. The weighted average interest rate under these loans was 6.02% per annum.
As of December 31, 2008, the Group has a number of other floating rate loan agreements with a number of banks and organizations totaling $684 million, maturing from 2009 to 2019. The weighted average interest rate under these loans was 5.58% per annum.
A Group company has a number of loan agreements with ConocoPhillips, the Group’s related party, with an outstanding amount of $2,165 million as of December 31, 2008. This amount includes $1,842 million landed by ConocoPhillips to a joint venture OOO Narianmarneftegaz (“NMNG”) (refer to Note 18. Consolidation of Variable Interest Entity). Borrowings under these agreements bear interest at fixed rates ranging from 6.8% to 8.2% per annum and have maturity dates up to 2038. These agreements are a part of the Company’s broad-based strategic alliance with ConocoPhillips and this financing is used to develop oil production and distribution infrastructure in the Timan-Pechora region of the Russian Federation.
US dollar bonds
In June 2007, a Group company issued non-convertible bonds totaling $1 billion. $500 million were placed with a maturity of 10 years and a coupon yield of 6.356% per annum. Another $500 million were placed with a maturity of 15 years and a coupon yield of 6.656% per annum. All bonds were placed at nominal value and have a half year coupon period.
Russian ruble bonds
In January 2007, OAO UGK TGK-8 (“TGK-8”), a newly acquired subsidiary (refer to Note 17. Business combinations) issued 3.5 million non-convertible bonds with a face value of 1,000 Russian rubles each. These bonds were placed at their face value with a maturity of 5 years, with a coupon yield of 8.0% per annum and they have a half year coupon period. In June 2008, after the acquisition, TGK-8 redeemed approximately 3.26 million bonds in accordance with the conditions of the bonds issue.
In December 2006, the Company issued 14 million non-convertible bonds with a face value of 1,000 Russian rubles each. Eight million bonds were placed with a maturity of 5 years and a coupon yield of 7.10% per annum and six million bonds were placed with a maturity of 7 years and a coupon yield of 7.40% per annum. All bonds were placed at the face value and have a half year coupon period.
In November 2004, the Company issued 6 million non-convertible bonds with a face value of 1,000 Russian rubles each, maturing on November 23, 2009. The bonds have a half year coupon period and bear interest at 7.25% per annum.
Maturities of long-term debt
Annual maturities of total long-term debt during the next five years, including the portion classified as current, are $931 million in 2009, $939 million in 2010, $1,292 million in 2011, $455 million in 2012, $542 million in 2013 and $3,349 million thereafter.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 13. Taxes
The Group is taxable in a number of jurisdictions within and outside of the Russian Federation and, as a result, is subject to a variety of taxes as established under the statutory provisions of each jurisdiction.
The total cost of taxation to the Group is reported in the consolidated statement of income as “Total income tax expense” for income taxes, as “Excise and export tariffs” for excise taxes, export tariffs and petroleum products sales taxes and as “Taxes other than income taxes” for other types of taxation. In each category taxation is made up of taxes levied at various rates in different jurisdictions.
Until January 1, 2009, operations in the Russian Federation were subject to a Federal income tax rate of 6.5% and a regional income tax rate that varied from 13.5% to 17.5% at the discretion of the individual regional administration. Starting on January 1, 2009, the Federal income tax rate is 2.0% and regional income tax rate varies from 13.5% to 18.0%. The Group’s foreign operations are subject to taxes at the tax rates applicable to the jurisdictions in which they operate.
As of January 1, 2008 and 2007, and during 2008 and 2007, the Group did not have any unrecognized tax benefits and thus, no interest and penalties related to unrecognized tax benefits were accrued. The Group’s policy is to record interest and penalties related to unrecognized tax benefits as components of income tax expense. In addition, the Group does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.
The Company and its Russian subsidiaries file standalone income tax returns in Russia. With a few exceptions, income tax returns in Russia are open to examination by the Russian tax authorities for the tax years beginning in 2006.
There are not currently, and have not been during the three years ended December 31, 2008, any provisions in the taxation legislation of the Russian Federation to permit the Group to reduce taxable profits in a Group company by offsetting tax losses in another Group company against such profits. Tax losses of a Group company in the Russian Federation may, however, be used fully or partially to offset taxable profits in the same company in any of the ten years following the year of loss.
Domestic and foreign components of income before income taxes were:

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006

Domestic	12,004	11,702	9,215
Foreign	362	1,316	1,042

Income before income taxes	12,366	13,018	10,257

Domestic and foreign components of income taxes were:

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006

Current
Domestic	3,614	2,940	2,419
Foreign	553	470	487

Current income tax expense	4,167	3,410	2,906

Deferred
Domestic	(754)	135	(40)
Foreign	(191)	(38)	(93)

Deferred income tax (benefit) expense	(945)	97	(133)

Total income tax expense	3,222	3,507	2,773

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 13. Taxes (continued)
The following table is a reconciliation of the amount of income tax expense that would result from applying the Russian combined statutory income tax rate to income before income taxes to total income taxes:

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006

Income before income taxes	12,366	13,018	10,257

Notional income tax at Russian statutory rate	2,968	3,124	2,462
Increase (reduction) in income tax due to:
Non-deductible items, net	667	477	481
Foreign rate differences	159	84	47
Effect of enacted tax rate changes	(299)	—	—
Domestic regional rate differences	(261)	(237)	(232)
Change in valuation allowance	(12)	59	15

Total income tax expense	3,222	3,507	2,773

Taxes other than income taxes were:

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006

Mineral extraction tax	12,267	8,482	7,281
Social taxes and contributions	512	442	356
Property tax	405	313	247
Other taxes and contributions	280	130	191

Taxes other than income taxes	13,464	9,367	8,075

Deferred income taxes are included in the consolidated balance sheets as follows:

	As of December	As of December
	31, 2008	31, 2007

Other current assets	92	73
Deferred income tax assets — non-current	521	490
Other current liabilities	(49)	(147)
Deferred income tax liabilities — non-current	(2,116)	(2,079)

Net deferred income tax liability	(1,552)	(1,663)

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 13. Taxes (continued)
The following table sets out the tax effects of each type of temporary differences which give rise to deferred income tax assets and liabilities:

	As of December	As of December
	31, 2008	31, 2007

Accounts receivable	22	12
Long-term liabilities	230	267
Inventories	17	14
Property, plant and equipment	226	238
Accounts payable	10	39
Long-term investments	97	3
Operating loss carry forwards	489	464
Other	194	136

Total gross deferred income tax assets	1,285	1,173
Less valuation allowance	(196)	(208)

Deferred income tax assets	1,089	965

Property, plant and equipment	(2,226)	(2,206)
Accounts payable	(4)	(5)
Accounts receivable	(21)	(1)
Long-term liabilities	(237)	(199)
Inventories	(57)	(65)
Long-term investments	—	(4)
Other	(96)	(148)

Deferred income tax liabilities	(2,641)	(2,628)

Net deferred income tax liability	(1,552)	(1,663)

As a result of acquisitions and business combinations during 2008 and 2007, the Group recognized a net deferred tax liability of $891 million and $158 million, respectively.
As of December 31, 2008, retained earnings of foreign subsidiaries included $15,664 million for which deferred taxation has not been provided because remittance of the earnings has been indefinitely postponed through reinvestment and, as a result, such amounts are considered to be indefinitely invested. It is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings.
In accordance with SFAS No. 52, “Foreign currency translation,” and SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are not recognized for the changes in exchange rate effects resulting from the translation of transactions and balances from the Russian rubles to the US dollar using historical exchange rates. Also, in accordance with SFAS No. 109, no deferred tax assets or liabilities are recognized for the effects of the related statutory indexation of property, plant and equipment.
Based upon the levels of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management believes it is more likely than not that Group companies will realize the benefits of the deductible temporary differences and loss carry forwards, net of existing valuation allowances as of December 31, 2008 and 2007.
As of December 31, 2008, the Group had operating loss carry forwards of $2,104 million of which $12 million expire during 2009, $8 million expire during 2010, $1 million expire during 2011, $27 million expire during 2012, $77 million expire during 2013, $5 million expire during 2014, $22 million expire during 2015, $304 million expire during 2016, $328 million expire during 2017, $660 million expire during 2018, $1 million expire during 2019, $67 million expire during 2026, $77 million expire during 2027, $135 million expire during 2028, $2 million expire during 2029 and $378 million have indefinite carry forward.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 14. Pension benefits
The Company sponsors a postretirement benefits program. The primary component of the post employment and post retirement benefits program is a defined benefit pension plan that covers the majority of the Group’s employees. This plan is administered by a non-state pension fund, LUKOIL-GARANT, and provides pension benefits primarily based on years of service and final remuneration levels. The Company also provides several long-term employee benefits such as death-in-service benefit and lump-sum payments upon retirement of a defined benefit nature and other defined benefits to certain old age and disabled pensioners who have not vested any pensions under the pension plan.
The Company’s pension plan primarily consists of a defined benefit plan enabling employees to contribute a portion of their salary to the plan and at retirement to receive a lump sum amount from the Company equal to all past contributions made by the employee up to 7% of their annual salary. Employees also have the right to receive upon retirement the benefits accumulated under the previous pension plan that was replaced in December 2003. These benefits have been fixed and included in the benefit obligation as of December 31, 2008 and 2007. The amount was determined primarily based on a formula including past pensionable service and relative salaries as of December 31, 2003.
On December 31, 2006, the Group adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires employers to recognize the funded status of all postretirement defined benefit plans in the statement of financial position with corresponding adjustments to accumulated other comprehensive income. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial gains and unrecognized prior service costs, both of which were previously netted against the plan’s funded status in the statement of financial position. These amounts will be subsequently recognized as net periodic benefit cost. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. These amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.
The Company uses December 31 as the measurement date for its post employment and post retirement benefits program. An independent actuary has assessed the benefit obligations as of December 31, 2008 and 2007.
The following tables provide information about the benefit obligations and plan assets as of December 31, 2008 and 2007. The benefit obligations below represent the projected benefit obligation of the pension plan.

	2008	2007

Benefit obligations
Benefit obligations as of January 1	328	258
Effect of exchange rate changes	(56)	20
Service cost	22	15
Interest cost	19	16
Plan amendments	21	29
Actuarial loss	(5)	30
Acquisitions	1	—
Benefits paid	(42)	(40)

Benefit obligations as of December 31	288	328

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 14. Pension benefits (continued)

	2008	2007

Plan assets
Fair value of plan assets as of January 1	108	94
Effect of exchange rate changes	(18)	7
Return on plan assets	6	10
Employer contributions	35	37
Acquisitions	(1)	—
Benefits paid	(42)	(40)

Fair value of plan assets as of December 31	88	108

Funded status	(200)	(220)

Amounts recognized in the consolidated balance sheet as of December 31, 2008 and 2007
Accrued benefit liabilities included in “Other long-term liabilities”	(164)	(220)
Accrued benefit liabilities included in “Other current liabilities”	(36)	—
Weighted average assumptions used to determine benefit obligations as of December 31, 2008 and 2007:

	2008	2007

Discount rate	9.00%	6.34%
Rate of compensation increase	8.61%	8.12%
Weighted average assumptions used to determine net periodic benefit costs for the year ended December 31, 2008 and 2007:

	2008	2007

Discount rate	6.34%	6.60%
Rate of compensation increase	8.12%	7.10%
Expected rate of return on plan assets	10.49%	9.34%
Included in accumulated other comprehensive loss as of December 31, 2008 and 2007, are the following before-tax amounts that have not yet been recognized in net periodic benefit cost:

	2008	2007

Unamortized prior service cost	92	82
Unrecognized actuarial gain	(5)	(4)

Total costs	87	78

Amounts recognized in other comprehensive loss during the year ended December 31, 2008 and 2007:

	2008	2007

Additional loss arising during the period	(1)	29
Re-classified gain amortization	—	1
Additional prior service cost from plan amendment	21	29
Re-classified prior service cost amortization	(11)	(8)

Net amount recognized for the period	9	51

The real returns on bonds and equities are based on what is observed in the international markets over extended periods of time. In the calculation of the expected return on assets no use is made of the historical returns LUKOIL-GARANT has achieved.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 14. Pension benefits (continued)
In addition to the plan assets, LUKOIL-GARANT holds assets in the form of an insurance reserve. The purpose of this insurance reserve is to satisfy pension obligations should the plan assets not be sufficient to meet pension obligations. The Group’s contributions to the pension plan are determined without considering the assets in the insurance reserve.
The plans are funded on a discretionary basis through a solidarity account, which is held in trust with LUKOIL-GARANT. LUKOIL-GARANT does not allocate separately identifiable assets to the Group or its other third party clients. All funds of plan assets and other individual pension accounts are managed as a pool of investments.
The asset allocation of the investment portfolio maintained by LUKOIL-GARANT for the Group and its clients was as follows:

	As of December	As of December
Type of assets	31, 2008	31, 2007

Promissory notes of Russian issuers	6%	6%
Russian corporate bonds	36%	33%
Russian municipal bonds	2%	—
Bank deposits	22%	8%
Equity securities of Russian issuers	10%	22%
Russian state bonds	—	2%
Shares of OAO LUKOIL	2%	3%
Shares in investment funds	20%	17%
Other assets	2%	9%

	100%	100%

The investment strategy employed by LUKOIL-GARANT includes an overall goal to attain a maximum investment return, while guaranteeing the principal amount invested. The strategy is to invest with a medium-term perspective while maintaining a level of liquidity through proper allocation of investment assets. Investment policies include rules and limitations to avoid concentrations of investments.
The investment portfolio is primarily comprised of two types of investments: securities with fixed yield and equity securities. The securities with fixed yield include mainly high yield corporate bonds and promissory notes of banks with low and medium risk ratings. Maturities range from one to three years.
Components of net periodic benefit cost were as follows:

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006

Service cost	22	15	14
Interest cost	19	16	19
Less expected return on plan assets	(11)	(9)	(8)
Amortization of prior service cost	11	8	6
Actuarial gain	—	(1)	(2)

Total net periodic benefit cost	41	29	29

Total employer contributions for 2009 are expected to be $27 million. An amount of $13 million before-tax is included in other comprehensive income and expected to be recognized in the net periodic benefit cost in 2009.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 14. Pension benefits (continued)
The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

						5-year period	5-year period
	2009	2010	2011	2012	2013	2009-2013	2014-2018

Pension benefits	55	16	16	18	15	120	71
Other long-term employee benefits	36	20	21	22	23	122	127

Total expected benefits to be paid	91	36	37	40	38	242	198

Note 15. Stockholders’ equity
Common stock

	As of December	As of December
	31, 2008	31, 2007
	(thousands of	(thousands of
	shares)	shares)

Authorized and issued common stock, par value of 0.025 Russian rubles each	850,563	850,563
Common stock held by subsidiaries, not considered as outstanding	(82)	(1,248)
Treasury stock	(3,836)	(23,321)

Outstanding common stock	846,645	825,994

Dividends and dividend limitations
Profits available for distribution to common stockholders in respect of any reporting period are determined by reference to the statutory financial statements of the Company prepared in accordance with the laws of the Russian Federation and denominated in Russian rubles. Under Russian Law, dividends are limited to the net profits of the reporting year as set out in the statutory financial statements of the Company. These laws and other legislative acts governing the rights of shareholders to receive dividends are subject to various interpretations.
The Company’s net profits were 66,926 million Russian rubles, 64,917 million Russian rubles and 55,130 million Russian rubles respectively for 2008, 2007 and 2006, pursuant to the statutory financial statements, which at the US dollar exchange rates as of December 31, 2008, 2007 and 2006, amounted to $2,278 million, $2,645 million and $2,094 million, respectively.
At the annual stockholders’ meeting on June 26, 2008, dividends were declared for 2007, in the amount of 42 Russian rubles per common share, which at the date of the meeting was equivalent to $1.80. Dividends payable by the Company of $12 million and $35 million are included in “Other current liabilities” in the consolidated balance sheets as of December 31, 2008 and 2007, respectively.
At the annual stockholders’ meeting on June 28, 2007, dividends were declared for 2006, in the amount of 38 Russian rubles per common share, which at the date of the decision was equivalent to $1.47.
At the annual stockholders’ meeting on June 28, 2006, dividends were declared for 2005, in the amount of 33 Russian rubles per common share, which at the date of the decision was equivalent to $1.22.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 15. Stockholders’ equity (continued)
Earnings per share
The basic for calculation of diluted earnings per share for these years is as follows:

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006

Net income	9,144	9,511	7,484

Add back interest on 3.5% Convertible US dollar bonds, maturing 2007 (net of tax at effective rate)	—	—	4

Total diluted net income	9,144	9,511	7,488

Weighted average number of outstanding common shares (thousands of shares)	840,108	828,335	826,131
Add back treasury shares held in respect of convertible debt (thousands of shares)	—	166	2,557

Weighted average number of outstanding common shares, after dilution (thousands of shares)	840,108	828,501	828,688

Note 16. Financial and derivative instruments
Commodity derivative instruments
The Group uses derivative instruments in its international petroleum products marketing and trading operations. The types of derivative instruments used include futures and swap contracts, used for hedging purposes, and purchase and sale contracts that qualify as derivative instruments. The Group maintains a system of controls over these activities that includes policies covering the authorization, reporting and monitoring of derivative activity.
In the first quarter of 2008, the Group adopted SFAS No. 157, “Fair Value Measurements” with the deferral permitted by FSP No. 157-2, “Effective date of FASB Statement No. 157.” SFAS No. 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 inputs are observable inputs, other then quoted prices included within Level 1, for the asset or liability, either directly or indirectly through market-corroborated inputs.
Level 3 inputs are unobservable inputs for the asset or liability reflecting assumptions about pricing by market participants.
Commodity purchase and sale contracts are generally valued using quotations provided by brokers and price index developers such as Platts and Oil Price Information Service. These are classified as Level 2.
Futures and swap contracts are valued using industry standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and contractual prices for the underlying instruments, as well as other relevant economic measures. The degree to which these inputs are observable in the forward markets determines whether the option is classified as Level 2 or Level 3.
The Group recognized the following financial results from the use of derivative instruments: income of $902 million, expense of $575 million and income of $183 million during 2008, 2007 and 2006, respectively. The result is included in “Cost of purchased crude oil, gas and products” in the consolidated statements of income. The fair value of derivative contracts outstanding and recorded on the consolidated balance sheets was a net asset of $340 million and a net liability of $50 million as of December 31, 2008 and 2007, respectively.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 16. Financial and derivative instruments (continued)
The fair value hierarchy of commodity derivative instruments accounted for at fair value on a recurring basis as of December 31, 2008, was:

	Level 1	Level 2	Level 3	Total

Assets	—	451	—	451
Liabilities	—	(111)	—	(111)

Net assets	—	340	—	340

Fair value
The fair values of cash and cash equivalents, current accounts and notes receivable, and liquid securities are approximately equal to their value as disclosed in the consolidated financial statements.
The fair value of long-term receivables included in other non-current assets approximates the amounts disclosed in the consolidated financial statements. The fair value of long-term receivables was determined by discounting with estimated market interest rates for similar financing arrangements.
The fair value of long-term debt differs from the amount disclosed in the consolidated financial statements. The estimated fair value of long-term debt as of December 31, 2008 and 2007, was $5,425 million and $6,250 million, respectively, as a result of discounting using estimated market interest rates for similar financing arrangements. These amounts include all future cash outflows associated with the long-term debt repayments, including the current portion and interest. Market interest rates mean the rates of raising long-term debt by companies with a similar credit rating for similar tenors, repayment schedules and similar other main terms.
Note 17. Business combinations
In the fourth quarter of 2008, the Group acquired a 100% interest in ZAO Association Grand and OOO Mega Oil M for $493 million. ZAO Association Grand and OOO Mega Oil M are holding companies, owning 181 petrol stations in Moscow, the Moscow region and other regions of central European Russia. This acquisition was made in order to expand the Group’s presence on the most advantageous retail market in the Russian Federation. The Group preliminarily allocated $638 million to property, plant and equipment, $46 million to other assets, $122 million to deferred tax liability and $69 million to other liabilities.
In July 2008, a Group company signed an agreement to acquire a 100% interest in the Akpet group for $555 million. The transaction was finalized in November 2008. The amended agreement provided for three payments of purchase consideration: the first payment in amount of $250 million was paid at the date of finalization; second and third deferred payments should be paid by the end of April 2009 and October 2009, respectively. The Akpet group operates 689 petrol filling stations on the basis of dealer agreements and owns eight refined product terminals, five LNG storage tanks, three jet fuel terminals and a lubricant production plant in Turkey. The Group preliminarily allocated $206 million to intangible assets and $414 million to property, plant and equipment.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 17. Business combinations (continued)
In March 2008, a Group company entered into an agreement with a related party, whose management and directors include members of the Group’s management and Board of Directors, to acquire a 64.31% interest in TGK-8 for approximately $2,117 million. The purchase consideration partly consists of 23.55 million shares of common stock of the Company (at a market value of approximately $1,620 million). The transaction was finalized in May 2008. The following table summarizes the determined fair value of the assets acquired and liabilities assumed of TGK-8 at the date of acquisition. Value of property, plant and equipment was determined by an independent appraiser.

Cash and short-term investments	724
Other current assets	266
Property, plant and equipment	2,092
Other non-current assets	319

Total assets acquired	3,401

Current liabilities	(196)
Non-current deferred tax liabilities	(357)
Long-term debt	(149)
Minority interest	(582)

Total liabilities assumed	(1,284)

Net assets acquired	2,117

From May to December 2008, a Group company acquired additional interests in TGK-8 for a total of $1,075 million. These acquisitions increased the Group’s ownership to 95.53%. As a result of this additional acquisition the Group recognized property, plant and equipment and a deferred tax liability amounting to $802 million and $192 million, respectively. TGK-8 is a power generating company which owns power plants located in the Astrakhan, Volgograd and Rostov regions, the Krasnodar and Stavropol Districts, and the Republic of Dagestan of the Russian Federation. This acquisition is made in accordance with the Company’s plans to develop its electric power business.
In March 2008, a Group company entered into an agreement to acquire 75 petrol stations and storage facilities in Bulgaria for approximately $367 million. The transaction was finalized in the second quarter of 2008. The Group determined the fair value of assets acquired and as a result recognized property, plant and equipment of $367 million.
In June 2007, the Group acquired a 100% interest in companies owning 376 petrol stations in Europe for $444 million from ConocoPhillips, its related party. The Group acquired these petrol stations to expand its presence in the European market. The Group determined the fair value of the assets acquired and liabilities assumed at the date of acquisition. As a result the Group recognized goodwill, property, plant and equipment, other assets and liabilities amounting to $25 million, $499 million, $166 million and $246 million, respectively. Goodwill relates to the refining, marketing and distribution segment and is non-deductible for tax purposes.
In January 2007, a Group company acquired the remaining 34% of the share capital of OOO Geoilbent for $300 million. The acquisition increased the Group’s ownership to 100%. Prior to this acquisition the Group accounted for its investment using the equity method of accounting due to the fact that the minority shareholder held substantive participating rights. OOO Geoilbent was an exploration and production company operating in the West Siberian region of the Russian Federation.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 17. Business combinations (continued)
During 2007, the Group acquired 7.65% of the share capital of OAO LUKOIL-Nizhegorodnefteorgsintez (“Nizhegorodnefteorgsintez”) from minority shareholders for $154 million. During 2008, the Group additionally acquired 3.09% of the share capital of Nizhegorodnefteorgsintez for $64 million. As of December 31, 2008, the Group’s ownership in Nizhegorodnefteorgsintez was 100%. Nizhegorodnefteorgsintez is a refinery plant located in European Russia.
These business combinations did not have a material impact on the Group’s consolidated operations for the periods ended December 31, 2008 and 2007. Therefore, no pro-forma income statement information has been provided.
Note 18. Consolidation of Variable Interest Entity
The Group and ConocoPhillips have a joint venture NMNG which develops oil reserves in the Timan-Pechora region of the Russian Federation. The Group and ConocoPhillips have equal voting rights over the joint venture’s activity and effective ownership interests of 70% and 30%, respectively.
The Group determined that NMNG is a variable interest entity as the Group’s voting rights are not proportionate to its ownership rights and all of NMNG’s activities are conducted on behalf of the Group and ConocoPhillips, its related party. The Group is considered to be the primary beneficiary and has consolidated NMNG.
NMNG’s total assets were approximately $7.1 billion and $5.1 billion as of December 31, 2008 and 2007, respectively.
The Group and ConocoPhillips agreed to provide financing to NMNG by means of long-term loans in proportion to their effective ownership interests. These loans mature from 2035 to 2038, with the option to be extended for a further 35 years with the agreement of both parties. As of December 31, 2008, borrowings under these agreements bear fixed interest in the range of 6.8% to 8.2% per annum.
As of December 31, 2008, the amount outstanding to ConocoPhillips from NMNG was $1,842 million, which consists of a number of loans with a weighted-average interest rate of 7.82% per annum. This amount is presented within “Long-term loans and borrowings from related parties.”
Note 19. Financial guarantees
The Group has entered into various guarantee arrangements. These arrangements were entered into in order to optimize affiliated companies’ financing terms. The undiscounted maximum amount of potential future payments for the guarantees issued in favour of equity companies (including LUKARCO) was $161 million and $361 million as of December 31, 2008 and 2007, respectively.
Guarantees on debt
LUKARCO, an investee recorded under the equity method of accounting has a loan facility on which $178 million was drawn as of December 31, 2008. Borrowings under this loan bear interest at LIBOR plus 2.5% per annum, maturing by May 1, 2012. To enhance the credit standing of LUKARCO, the Company guarantees 54% of the interest payment as well as the repayment of 54% of the loan at maturity. The total amount of the Company’s guarantees was $98 million and $348 million, which include $2 million and $19 million related to accrued interest on the outstanding amount, as of December 31, 2008 and 2007, respectively. Payments are due if the Company is notified that LUKARCO is not able to fulfil its obligations at maturity date. The Company’s guarantee is secured by its 54% interest in LUKARCO with the carrying value of $586 million and $462 million as of December 31, 2008 and 2007, respectively. There are no material amounts being carried as liabilities for the Group’s obligations under this guarantee.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 20. Commitments and contingencies
Capital expenditure, exploration and investment programs
The Group owns and operates refineries in Bulgaria (LUKOIL Neftochim Bourgas AD) and Romania (Petrotel-LUKOIL). As a result of Bulgaria and Romania joining the European Union in 2007, LUKOIL Neftochim Bourgas AD and Petrotel-LUKOIL are required to upgrade their refining plants to comply with the requirements of European Union legislation in relation to the quality of produced petroleum products and environmental protection. These requirements are stricter than existing Bulgarian and Romanian legislation. The Group estimates the amount of future capital commitment required to upgrade LUKOIL Neftochim Bourgas AD and Petrotel-LUKOIL to be approximately $357 million and $42 million, respectively.
Group companies have commitments under the terms of existing license agreements in the Russian Federation of $1,168 million over the next 5 years and of $231 million thereafter. Management believes that a significant portion of these commitments will be fulfilled by the services to be provided by Eurasia Drilling Company and ZAO Globalstroy-Engineering as discussed below.
In connection with the sale of LUKOIL-Burenie (now Eurasia Drilling Company) in 2004 the Group signed a five year contract for drilling services. Under the terms of the contract, drilling services of approximately $791 million will be provided by Eurasia Drilling Company during 2009.
The Company has signed a four-year agreement for the provision of construction, engineering and technical services with ZAO Globalstroy-Engineering. The volume of these services is based on the Group’s capital construction program, which is re-evaluated on an annual basis. The Group estimates the amount of capital commitment under this agreement for 2009 to be approximately $549 million.
Group companies have commitments for capital expenditure contributions in the amount of $751 million related to various production sharing agreements over the next 29 years.
The Group has a commitment to purchase equipment for modernization of its petrochemical refinery Karpatnaftochim Ltd., located in Ukraine, during 2009 in the amount of $118 million.
The Group has a commitment to execute the capital construction program of TGK-8 (refer to Note 17. Business combinations). Under the terms of this program, power plants with total capacity of 890 MW should be constructed by the end of 2012. As of December 31, 2008, the Group estimates the amount of this commitment to be approximately $1,225 million.
Group companies have investment commitments relating to oil deposits in Iraq of $495 million to be spent within 3 years from when exploitation becomes possible. Due to significant changes in the political and economic situation in Iraq the future of this contract is not clear, however, the Group is actively pursuing its legal right to this contract in Iraq in alliance with ConocoPhillips.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 20. Commitments and contingencies (continued)
Operating lease obligations
The Group’s companies have commitments of $1,412 million primarily for the lease of vessels and petroleum distribution outlets. Commitments for minimum rentals under these leases as of December 31, 2008 are as follows:

As of December
31, 2008

2009	489
2010	268
2011	170
2012	139
2013	109
beyond	237

Insurance
The insurance industry in the Russian Federation and certain other areas where the Group has operations is in the course of development. Management believes that the Group has adequate property damage coverage for its main production assets. In respect of third party liability for property and environmental damage arising from accidents on Group property or relating to Group operations, the Group has insurance coverage that is generally higher than insurance limits set by the local legal requirements. Management believes that the Group has adequate insurance coverage of the risks that could have a material effect on the Group’s operations and financial position.
Environmental liabilities
Group companies and their predecessor entities have operated in the Russian Federation and other countries for many years and, within certain parts of the operations, environmental related problems have developed. Environmental regulations are currently under consideration in the Russian Federation and other areas where the Group has operations. Group companies routinely assess and evaluate their obligations in response to new and changing legislation.
As liabilities in respect of the Group’s environmental obligations are able to be determined, they are charged against income. The likelihood and amount of liabilities relating to environmental obligations under proposed or any future legislation cannot be reasonably estimated at present and could become material. Under existing legislation, however, management believes that there are no significant unrecorded liabilities or contingencies which could have a materially adverse effect on the operating results or financial position of the Group.
Social assets
Certain Group companies contribute to Government sponsored programs, the maintenance of local infrastructure and the welfare of their employees within the Russian Federation and elsewhere. Such contributions include assistance with the construction, development and maintenance of housing, hospitals and transport services, recreation and other social needs. The funding of such assistance is periodically determined by management and is appropriately capitalized or expensed as incurred.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 20. Commitments and contingencies (continued)
Taxation environment
The taxation systems in the Russian Federation and other emerging markets where Group companies operate are relatively new and are characterized by numerous taxes and frequently changing legislation, which is often unclear, contradictory, and subject to interpretation. Often, differing interpretations exist among different tax authorities within the same jurisdictions and among taxing authorities in different jurisdictions. Taxes are subject to review and investigation by a number of authorities, which are enabled by law to impose severe fines, penalties and interest charges. In the Russian Federation a tax year remains open for review by the tax authorities during the three subsequent calendar years; however, under certain circumstances a tax year may remain open longer. Recent events within the Russian Federation suggest that the tax authorities are taking a more assertive position in their interpretation and enforcement of tax legislation. Such factors may create taxation risks in the Russian Federation and other emerging markets where Group companies operate that are substantially more significant than those in other countries where taxation regimes have been subject to development and clarification over long periods.
The tax authorities in each region may have a different interpretation of similar taxation issues which may result in taxation issues successfully defended by the Group in one region being unsuccessful in another region. There is some direction provided from the central authority based in Moscow on particular taxation issues.
The Group has implemented tax planning and management strategies based on existing legislation at the time of implementation. The Group is subject to tax authority audits on an ongoing basis, as is normal in the Russian environment and other republics of the former Soviet Union, and, at times, the authorities have attempted to impose additional significant taxes on the Group. Management believes that it has adequately met and provided for tax liabilities based on its interpretation of existing tax legislation. However, the relevant tax authorities may have differing interpretations and the effects on the financial statements, if the authorities were successful in enforcing their interpretations, could be significant.
Litigation and claims
On November 27, 2001, ADC, a Canadian diamond development company, filed a lawsuit in the District Court of Denver, Colorado against OAO Archangelskgeoldobycha (“AGD”), a Group company, and the Company (together the “Defendants”). ADC alleged that the Defendants interfered with the transfer of a diamond exploration license to Almazny Bereg, a joint venture between ADC and AGD. ADC claimed total damages of approximately $4.8 billion, including compensatory damages of $1.2 billion and punitive damages of $3.6 billion. On October 15, 2002, the District Court dismissed the lawsuit for lack of personal jurisdiction. This ruling was upheld by the Colorado Court of Appeals on March 25, 2004. On November 21, 2005, the Colorado Supreme Court affirmed the lower courts’ ruling that no specific jurisdiction exists over the Defendants. By virtue of this finding, AGD (the holder of the diamond exploration license) was dismissed from the lawsuit. The Supreme Court found, however, that the trial court made a procedural error by not holding an evidentiary hearing before making its ruling concerning general jurisdiction regarding the Company, which is whether the Company had systematic and continuous contacts in the State of Colorado at the time the lawsuit was filed. In a modified opinion dated December 19, 2005, the Colorado Supreme Court remanded the case to the Colorado Court of Appeals (instead of the District Court) to consider whether the lawsuit should have been dismissed on alternative grounds (i.e., forum non conveniens). On June 29, 2006, the Colorado Court of Appeals declined to dismiss the case based on forum non conveniens. The Company filed a petition for certiorari on August 28, 2006, asking the Colorado Supreme Court to review this decision. This petition has been rejected. On March 5, 2007, the Colorado Supreme Court remanded the case to the District Court. On June 11, 2007, the District Court ruled it would conduct an evidentiary hearing on the issue of whether the Company is subject to general personal jurisdiction in the State of Colorado. Two pre-trial conferences were held with the Court in January 2009. The Court has allowed limited discovery to proceed. Discovery is limited to questions regarding jurisdiction. The Court has not set a hearing date for the termination of jurisdiction. Management does not believe that the ultimate resolution of this matter will have a material adverse effect on the Group’s financial condition.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 20. Commitments and contingencies (continued)
On February 20, 2004, the Stockholm District Court overturned the decision of the Arbitral Tribunal of the Arbitration Institute of the Stockholm Chamber of Commerce (“Arbitration Tribunal”), made on June 25, 2001, dismissing ADC’s action against AGD based on lack of jurisdiction. ADC’s lawsuit against AGD was initially filed with the Arbitral Tribunal claiming alleged non-performance under an agreement between the parties and its obligation to transfer the diamond exploration license to Almazny Bereg. This lawsuit claimed compensation of damages amounting to $492 million. In March 2004, AGD filed an appeal against the Stockholm District Court decision with the Swedish Court of Appeals. On November 15, 2005, the Swedish Court of Appeals denied AGD’s appeal and affirmed the Stockholm District Court decision. On December 13, 2005, AGD filed an appeal against the Swedish Court of Appeals decision with the Swedish Supreme Court. On April 13, 2006, the Swedish Supreme Court denied the application of AGD for appeal against the Swedish Court of Appeal’s decision dated November 15, 2005. On May 6, 2006, a Notice of Arbitration was received on behalf of ADC. On December 20, 2006, the first session of the Arbitration Tribunal with participation of both parties took place in order to define procedural issues related to the tribunal. As a result of the hearing the Arbitration Tribunal issued a detailed procedural order setting out the rules and timetable for the conduct of the arbitration. In May 2007, ADC filed a statement of claim that requested the Tribunal to require AGD to transfer the diamond exploration license to Almazny Bereg. On October 22, 2007, AGD submitted a statement of defense. On February 5, 2009, the Arbitration Tribunal issued a procedural order setting out the rules and timetable for the conduct of the arbitration in 2009. Management does not believe that the ultimate resolution of this matter will have a material adverse effect on the Group’s financial condition.
In July 2008, the Federal Anti-monopoly Service of the Russian Federation filled a suit against major Russian oil companies, including the Company, alleging that they violated anti-trust law by abusing their dominant position on the oil products market. A judgment was delivered which has been appealed in the Moscow Arbitration Court. The case was scheduled to be heard in late March 2009. During the second half of 2008 and the first quarter of 2009, new suits were filed against the Company and some of the Group’s companies alleging violation of the anti-trust law. The alleged violations primarily involve fixing monopolistically high prices for oil products (gasoline, diesel and jet fuels, and fuel oil), and taking concerted action to fix and maintain prices for oil products. Overall, the claims may total between $79 million and $240 million. The indictments filed by the anti-monopoly authorities have been appealed in the Court. Management believes that the Group’s companies have followed all legal requirements and, consequently, does not believe that the ultimate resolution of such matters will have a material adverse impact on the Group’s operating results or financial condition.
The Group is involved in various other claims and legal proceedings arising in the normal course of business. While these claims may seek substantial damages against the Group and are subject to uncertainty inherent in any litigation, management does not believe that the ultimate resolution of such matters will have a material adverse impact on the Group’s operating results or financial condition.
Note 21. Related party transactions
In the rapidly developing business environment in the Russian Federation, companies and individuals have frequently used nominees and other forms of intermediary companies in transactions. The senior management of the Company considers that the Group has appropriate procedures in place to identify and properly disclose transactions with related parties in this environment and has disclosed all of the relationships identified which it deemed to be significant. Related party sales and purchases of oil and oil products were primarily to and from affiliated companies and the Company’s shareholder ConocoPhillips. Insurance services are provided by the related parties, whose management and directors include members of the Group’s management.
Below are related party transactions not disclosed elsewhere in the financial statements. Refer also to Notes 3, 4, 7, 12, 14, 17, 18, 19 and 22 for other transactions with related parties.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 21. Related party transactions (continued)
Sales of oil and oil products to related parties were $436 million, $652 million and $754 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Other sales to related parties were $86 million, $77 million and $19 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Purchases of oil and oil products from related parties were $1,877 million, $1,333 million and $1,739 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Purchases of construction services from related parties were $14 million, $30 million and $13 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Other purchases from related parties were $33 million, $26 million and $49 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Purchases of insurance services from related parties were $93 million, $143 million and $133 million during the years ended December 31, 2008, 2007 and 2006, respectively.
Amounts receivable from related parties, including loans and advances, were $248 million and $563 million as of December 31, 2008 and 2007, respectively. Amounts payable to related parties were $36 million and $139 million as of December 31, 2008 and 2007, respectively.
Note 22. Compensation plan
During the period from 2003 to 2006, the Company had a compensation plan available to certain members of management, which provided compensation based upon share appreciation rights on the Company’s common stock. The number of shares or rights allocated to individuals under the plan was 8.8 million shares. These rights vested in December 2006. In February 2007, the Group settled the plan. As a result of this settlement employees purchased 8.8 million shares held by the Group as treasury stock at the grant price for $129 million and resold 1.5 million shares back to the Group for $134 million. The accrued liability in relation to this plan of $537 million was extinguished through the issuance of 7.3 million shares.
In December 2006, the Company introduced a new compensation plan to certain members of management for the period from 2007 to 2009, which is based on assigned shares and provides compensation consisting of two parts. The first part represents annual bonuses that are based on the number of assigned shares and amount of dividend per share. The payment of these bonuses is contingent on the Group meeting certain financial KPIs in each financial year. The second is based upon the Company’s common stock appreciation from 2007 to 2009, with rights vesting after the date of the compensation plan’s termination. The number of assigned shares is approximately 15.5 million shares.
For the first part of the share plan the Group recognizes a liability based on expected dividends and number of assigned shares.
The second part of the share plan is classified as equity. The grant date fair value of the plan is estimated at $289 million. The fair value was estimated using the Black-Scholes-Merton option-pricing model, assuming a risk-free interest rate of 6.00% per annum, an expected dividend yield 1.59% per annum, expected term of three years and a volatility factor of 30.07%. The expected volatility factor was estimated based on the historical volatility of the Company’s shares for the previous three year period up to January 2007.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 22. Compensation plan (continued)
Related to this plan the Group recorded $134 million and $125 million of compensation expense during the years ended December 31, 2008 and 2007, respectively, of which $103 million are recognized as an increase in additional paid-in capital in each period and $22 million are included in “Other long-term liabilities” of the consolidated balance sheets as of December 31, 2008 and 2007. The total recognized tax benefit related to this accrual is $21 million and $30 million for the years ended December 31, 2008 and 2007.
As of December 31, 2008, there was $83 million of total unrecognized compensation cost related to unvested benefits. This cost is expected to be recognized periodically by the Group up to December 2009.
Note 23. Segment information
Presented below is information about the Group’s operating and geographical segments for the years ended December 31, 2008, 2007 and 2006, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
The Group has four operating segments — exploration and production; refining, marketing and distribution; chemicals and other business segments. These segments have been determined based on the nature of their operations. Management on a regular basis assesses the performance of these operating segments. The exploration and production segment explores for, develops and produces primarily crude oil. The refining, marketing and distribution segment processes crude oil into refined products and purchases, sells and transports crude oil and refined petroleum products. The chemicals segment refines and sells chemical products. Activities of the other business operating segment include power generation business and development of businesses beyond the Group’s traditional operations.
Geographical segments have been determined based on the area of operations and include three segments. They are Western Siberia, European Russia and International.
Operating segments

	Exploration	Refining, marketing
2008	and production	and distribution	Chemicals	Other	Elimination	Consolidated

Sales
Third parties	1,753	103,132	2,067	728	—	107,680
Inter-segment	25,854	1,582	28	2,057	(29,521)	—

Total sales	27,607	104,714	2,095	2,785	(29,521)	107,680

Operating expenses and total cost of purchases	3,779	67,061	1,934	2,361	(29,158)	45,977
Depreciation, depletion and amortization	1,938	817	34	169	—	2,958
Interest expense	870	570	4	295	(1,348)	391
Income tax expense	820	2,496	14	(162)	54	3,222
Net income	4,234	5,130	(117)	(160)	57	9,144
Total assets	47,130	45,039	940	12,751	(34,399)	71,461
Capital expenditures	7,889	2,150	121	429	—	10,589

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 23. Segment information (continued)

	Exploration	Refining, marketing
2007	and production	and distribution	Chemicals	Other	Elimination	Consolidated

Sales
Third parties	1,527	77,960	2,348	56	—	81,891
Inter-segment	22,331	2,191	19	325	(24,866)	—

Total sales	23,858	80,151	2,367	381	(24,866)	81,891

Operating expenses and total cost of purchases	3,813	52,032	1,904	206	(23,801)	34,154
Depreciation, depletion and amortization	1,427	663	28	54	—	2,172
Interest expense	611	621	4	218	(1,121)	333
Income tax expense	1,838	1,642	23	4	—	3,507
Net income	4,686	4,770	148	243	(336)	9,511
Total assets	43,395	41,091	1,004	8,412	(34,270)	59,632
Capital expenditures	7,262	1,822	171	117	—	9,372

	Exploration	Refining, marketing
2006	and production	and distribution	Chemicals	Other	Elimination	Consolidated

Sales
Third parties	1,659	64,116	1,869	40	—	67,684
Inter-segment	18,989	1,786	22	216	(21,013)	—

Total sales	20,648	65,902	1,891	256	(21,013)	67,684

Operating expenses and total cost of purchases	3,232	43,098	1,561	138	(20,735)	27,294
Depreciation, depletion and amortization	1,269	542	19	21	—	1,851
Interest expense	451	341	2	187	(679)	302
Income tax expense	1,617	1,129	23	4	—	2,773
Net income	3,578	3,652	96	272	(114)	7,484
Total assets	34,152	32,168	794	7,340	(26,217)	48,237
Capital expenditures	5,120	1,475	172	119	—	6,886
Geographical segments

	2008	2007	2006

Sales of crude oil within Russia	600	440	376
Export of crude oil and sales of crude oil by foreign subsidiaries	24,007	19,258	17,649
Sales of petroleum products within Russia	13,872	9,583	8,151
Export of petroleum products and sales of petroleum products by foreign subsidiaries	62,542	47,154	37,459
Sales of chemicals within Russia	880	733	569
Export of chemicals and sales of chemicals by foreign subsidiaries	1,232	1,569	1,260
Other sales within Russia	2,335	1,644	1,167
Other export sales and other sales by foreign subsidiaries	2,212	1,510	1,053

Total sales	107,680	81,891	67,684

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 23. Segment information (continued)

2008	Western Siberia	European Russia	International	Elimination	Consolidated

Sales
Third parties	138	19,905	87,637	—	107,680
Inter-segment	15,436	38,808	40	(54,284)	—

Total sales	15,574	58,713	87,677	(54,284)	107,680

Operating expenses and total cost of purchases	2,011	19,789	78,220	(54,043)	45,977
Depletion, depreciation and amortization	832	1,499	627	—	2,958
Interest expense	37	196	260	(102)	391
Income taxes	603	2,203	362	54	3,222
Net income	1,848	7,615	(449)	130	9,144
Total assets	17,136	37,598	23,577	(6,850)	71,461
Capital expenditures	2,915	5,660	2,014	—	10,589

2007	Western Siberia	European Russia	International	Elimination	Consolidated

Sales
Third parties	118	13,226	68,547	—	81,891
Inter-segment	14,045	31,781	30	(45,856)	—

Total sales	14,163	45,007	68,577	(45,856)	81,891

Operating expenses and total cost of purchases	1,995	17,323	59,692	(44,856)	34,154
Depletion, depreciation and amortization	649	969	554	—	2,172
Interest expense	22	244	239	(172)	333
Income taxes	988	2,087	432	—	3,507
Net income	3,587	5,341	884	(301)	9,511
Total assets	16,227	32,764	20,805	(10,164)	59,632
Capital expenditures	2,253	5,448	1,671	—	9,372

2006	Western Siberia	European Russia	International	Elimination	Consolidated

Sales
Third parties	318	10,693	56,673	—	67,684
Inter-segment	11,673	26,773	33	(38,479)	—

Total sales	11,991	37,466	56,706	(38,479)	67,684

Operating expenses and total cost of purchases	1,751	14,038	49,757	(38,252)	27,294
Depletion, depreciation and amortization	568	781	502	—	1,851
Interest expense	17	104	234	(53)	302
Income taxes	849	1,530	394	—	2,773
Net income	2,769	4,117	978	(380)	7,484
Total assets	12,967	25,483	18,921	(9,134)	48,237
Capital expenditures	1,487	3,944	1,455	—	6,886

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 23. Segment information (continued)
The Group’s international sales to third parties include sales in Switzerland of $47,066 million, $35,868 million and $31,037 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Group’s international sales to third parties include sales in the USA of $12,171 million, $11,481 million and $9,112 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts are attributed to individual countries based on the jurisdiction of subsidiaries making the sale.

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

This section provides unaudited supplemental information on oil and gas exploration and production activities in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities” in six separate tables:

I.	Capitalized costs relating to oil and gas producing activities
II.	Costs incurred in oil and gas property acquisition, exploration, and development activities
III.	Results of operations for oil and gas producing activities
IV.	Reserve quantity information
V.	Standardized measure of discounted future net cash flows
VI.	Principal sources of changes in the standardized measure of discounted future net cash flows
Amounts shown for equity companies represent the Group’s share in its exploration and production affiliates, which are accounted for using the equity method of accounting.
I. Capitalized costs relating to oil and gas producing activities

				Group’s
			Total	share in
			consolidated	equity
As of December 31, 2008	International	Russia	companies	companies	Total

Unproved oil and gas properties	519	507	1,026	158	1,184
Proved oil and gas properties	5,391	42,248	47,639	855	48,494
Accumulated depreciation, depletion, and amortization	(901)	(14,649)	(15,550)	(209)	(15,759)

Net capitalized costs	5,009	28,106	33,115	804	33,919

Net capitalized costs related to asset retirement obligations in the amount of $439 million, as of December 31, 2008, was included in net capitalized costs.

				Group’s
			Total	share in
			consolidated	equity
As of December 31, 2007	International	Russia	companies	companies	Total

Unproved oil and gas properties	454	446	900	20	920
Proved oil and gas properties	3,906	36,664	40,570	677	41,247
Accumulated depreciation, depletion, and amortization	(644)	(13,813)	(14,457)	(164)	(14,621)

Net capitalized costs	3,716	23,297	27,013	533	27,546

Net capitalized costs related to asset retirement obligations in the amount of $406 million, as of December 31, 2007, was included in net capitalized costs.

				Group’s
			Total	share in
			consolidated	equity
As of December 31, 2006	International	Russia	companies	companies	Total

Unproved oil and gas properties	351	511	862	13	875
Proved oil and gas properties	4,887	30,817	35,704	746	36,450
Accumulated depreciation, depletion, and amortization	(644)	(13,125)	(13,769)	(166)	(13,935)

Net capitalized costs	4,594	18,203	22,797	593	23,390

Net capitalized costs related to asset retirement obligations in the amount of $310 million, as of December 31, 2006, was included in net capitalized costs.

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

II. Costs incurred in oil and gas property acquisition, exploration, and development activities

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2008	International	Russia	companies	companies	Total

Acquisition of properties — proved	806	6	812	—	812
Acquisition of properties — unproved	49	5	54	6	60
Exploration costs	357	313	670	9	679
Development costs	719	6,430	7,149	139	7,288

Total costs incurred	1,931	6,754	8,685	154	8,839

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2007	International	Russia	companies	companies	Total

Acquisition of properties — proved	—	393	393	—	393
Acquisition of properties — unproved	27	486	513	—	513
Exploration costs	180	366	546	12	558
Development costs	670	5,887	6,557	103	6,660

Total costs incurred	877	7,132	8,009	115	8,124

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2006	International	Russia	companies	companies	Total

Acquisition of properties — proved	50	529	579	—	579
Acquisition of properties — unproved	5	769	774	—	774
Exploration costs	192	276	468	11	479
Development costs	594	3,901	4,495	157	4,652

Total costs incurred	841	5,475	6,316	168	6,484

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

III. Results of operations for oil and gas producing activities
The Group’s results of operations for oil and gas producing activities are presented below. In accordance with SFAS No. 69, sales and transfers to Group companies are based on market prices. Income taxes are based on statutory rates. The results of operations exclude corporate overhead and interest costs.

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2008	International	Russia	companies	companies	Total

Revenue
Sales	1,839	24,307	26,146	1,112	27,258
Transfers	—	17,941	17,941	11	17,952

Total revenues	1,839	42,248	44,087	1,123	45,210

Production costs (excluding production taxes)	(202)	(3,006)	(3,208)	(74)	(3,282)
Exploration expense	(356)	(131)	(487)	(7)	(494)
Depreciation, depletion, and amortization	(313)	(1,572)	(1,885)	(52)	(1,937)
Accretion expense	—	(25)	(25)	—	(25)
Taxes other than income taxes	(61)	(24,668)	(24,729)	(170)	(24,899)
Related income taxes	(294)	(3,272)	(3,566)	(481)	(4,047)

Total results of operations for producing activities	613	9,574	10,187	339	10,526

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2007	International	Russia	companies	companies	Total

Revenue
Sales	1,351	15,232	16,583	883	17,466
Transfers	—	15,444	15,444	79	15,523

Total revenues	1,351	30,676	32,027	962	32,989

Production costs (excluding production taxes)	(140)	(2,638)	(2,778)	(76)	(2,854)
Exploration expense	(158)	(149)	(307)	(13)	(320)
Depreciation, depletion, and amortization	(259)	(1,130)	(1,389)	(33)	(1,422)
Accretion expense	—	(21)	(21)	—	(21)
Taxes other than income taxes	(7)	(17,087)	(17,094)	(134)	(17,228)
Related income taxes	(384)	(2,378)	(2,762)	(336)	(3,098)

Total results of operations for producing activities	403	7,273	7,676	370	8,046

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2006	International	Russia	companies	companies	Total

Revenue
Sales	1,207	14,241	15,448	714	16,162
Transfers	—	11,747	11,747	374	12,121

Total revenues	1,207	25,988	27,195	1,088	28,283

Production costs (excluding production taxes)	(151)	(2,161)	(2,312)	(97)	(2,409)
Exploration expense	(52)	(157)	(209)	(5)	(214)
Depreciation, depletion, and amortization	(261)	(973)	(1,234)	(50)	(1,284)
Accretion expense	—	(29)	(29)	—	(29)
Taxes other than income taxes	(17)	(15,644)	(15,661)	(258)	(15,919)
Related income taxes	(316)	(1,659)	(1,975)	(322)	(2,297)

Total results of operations for producing activities	410	5,365	5,775	356	6,131

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

IV. Reserve quantity information
Proved reserves are the estimated quantities of oil and gas reserves which geological and engineering data demonstrate will be recoverable with reasonable certainty in future years from known reservoirs under existing economic and operating conditions (i.e. prices and costs as of the date the estimate is made). Proved reserves do not include additional quantities of oil and gas reserves that may result from applying secondary or tertiary recovery techniques not yet tested and determined to be economic.
Proved developed reserves are the quantities of proved reserves expected to be recovered through existing wells with existing equipment and operating methods.
Due to the inherent uncertainties and the necessarily limited nature of reservoir data, estimates of reserves are inherently imprecise, require the application of judgment and are subject to change as additional information becomes available.
Management has included within proved reserves significant quantities which the Group expects to produce after the expiry dates of certain of its current production licenses in the Russian Federation. Most part of these licenses expire between 2013 and 2014. Management believes the licenses will be extended to produce subsequent to their current expiry dates. The Group is in the process of extending all of its production licenses in the Russian Federation and has already extended a portion of these licenses. To date there have been no unsuccessful license renewal applications.
Estimated net proved oil and gas reserves and changes thereto for the years 2008, 2007 and 2006, are shown in the tables set out below.

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

				Group’s share
				in equity
Millions of barrels	Consolidated subsidiaries			companies	Total
	International	Russia	Total

Crude oil
January 1, 2006	408	15,366	15,774	340	16,114
Revisions of previous estimates	15	(278)	(263)	12	(251)
Purchase of hydrocarbons in place	—	226	226	—	226
Extensions and discoveries	14	527	541	10	551
Production	(27)	(648)	(675)	(28)	(703)
Sales of reserves	—	(10)	(10)	—	(10)

December 31, 2006	410	15,183	15,593	334	15,927
Revisions of previous estimates	2	35	37	(23)	14
Purchase of hydrocarbons in place*	—	178	178	(104)	74
Extensions and discoveries	20	463	483	35	518
Production	(26)	(668)	(694)	(19)	(713)
Sales of reserves	(105)	—	(105)	—	(105)

December 31, 2007	301	15,191	15,492	223	15,715
Revisions of previous estimates	80	(1,205)	(1,125)	1	(1,124)
Purchase of hydrocarbons in place	17	19	36	5	41
Extensions and discoveries	30	493	523	6	529
Production	(24)	(660)	(684)	(19)	(703)

December 31, 2008	404	13,838	14,242	216	14,458

Proved developed reserves

December 31, 2006	217	9,714	9,931	245	10,176

December 31, 2007	164	9,715	9,879	180	10,059

December 31, 2008	208	8,806	9,014	156	9,170

*	Purchase of hydrocarbons in place for equity companies includes transfers of reserves to the consolidated group upon those equity companies becoming subject to consolidation.
The minority interest share included in the above total proved reserves was 426 million barrels, 559 million barrels and 563 million barrels as of December 31, 2008, 2007 and 2006, respectively. The minority interest share included in the above proved developed reserves was 203 million barrels, 228 million barrels and 191 million barrels as of December 31, 2008, 2007 and 2006, respectively. Substantially all minority interests relate to the reserves in the Russian Federation.

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

				Group’s share
				in equity
Billions of cubic feet	Consolidated subsidiaries			companies	Total
	International	Russia	Total

Natural gas
January 1, 2006	3,669	21,431	25,100	198	25,298
Revisions of previous estimates	667	795	1,462	5	1,467
Purchase of hydrocarbons in place	—	3	3	—	3
Extensions and discoveries	—	398	398	1	399
Production	(60)	(494)	(554)	(11)	(565)
Sales of reserves	—	(5)	(5)	—	(5)

December 31, 2006	4,276	22,128	26,404	193	26,597
Revisions of previous estimates	506	550	1,056	(2)	1,054
Purchase of hydrocarbons in place*	—	19	19	(14)	5
Extensions and discoveries	207	630	837	7	844
Production	(87)	(482)	(569)	(10)	(579)

December 31, 2007	4,902	22,845	27,747	174	27,921
Revisions of previous estimates	566	(386)	180	4	184
Purchase of hydrocarbons in place	1,395	4	1,399	—	1,399
Extensions and discoveries	118	310	428	7	435
Production	(175)	(500)	(675)	(11)	(686)

December 31, 2008	6,806	22,273	29,079	174	29,253

Proved developed reserves:

December 31, 2006	1,108	6,234	7,342	138	7,480

December 31, 2007	1,369	6,553	7,922	133	8,055

December 31, 2008	1,912	5,893	7,805	114	7,919

*	Purchase of hydrocarbons in place for equity companies includes transfers of reserves to the consolidated group upon those equity companies becoming subject to consolidation.
The minority interest share included in the above total proved reserves was 34 billion cubic feet, 49 billion cubic feet and 43 billion cubic feet as of December 31, 2008, 2007 and 2006, respectively. The minority interest share included in the above proved developed reserves was 24 billion cubic feet, 30 billion cubic feet and 27 billion cubic feet as of December 31, 2008, 2007 and 2006, respectively. Substantially all minority interests relate to the reserves in the Russian Federation.

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

V. Standardized measure of discounted future net cash flows
The standardized measure of discounted future net cash flows, related to the above oil and gas reserves, is calculated in accordance with the requirements of SFAS No. 69. Estimated future cash inflows from production are computed by applying year-end prices for oil and gas to year-end quantities of estimated net proved reserves. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development and production costs are those estimated future expenditures necessary to develop and produce year-end estimated proved reserves based on year-end cost indices, assuming continuation of year-end economic conditions. Estimated future income taxes are calculated by applying appropriate year-end statutory tax rates. These rates reflect allowable deductions and tax credits and are applied to estimated future pre-tax net cash flows, less the tax bases of related assets. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.
The information provided in the tables set out below does not represent management’s estimate of the Group’s expected future cash flows or of the value of the Group’s proved oil and gas reserves. Estimates of proved reserve quantities are imprecise and change over time as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed under SFAS No. 69 requires assumptions as to the timing and amount of future development and production costs. The calculations should not be relied upon as an indication of the Group’s future cash flows or of the value of its oil and gas reserves.

			Total	Group’s share
			consolidated	in equity
	International	Russia	companies	companies	Total

As of December 31, 2008
Future cash inflows	26,612	312,334	338,946	5,546	344,492
Future production and development costs	(18,647)	(185,733)	(204,380)	(3,074)	(207,454)
Future income tax expenses	(318)	(21,250)	(21,568)	(516)	(22,084)

Future net cash flows	7,647	105,351	112,998	1,956	114,954
Discount for estimated timing of cash flows (10% p.a.)	(6,132)	(64,296)	(70,428)	(950)	(71,378)

Discounted future net cash flows	1,515	41,055	42,570	1,006	43,576

Minority share in discounted future net cash flows	—	1,333	1,333	—	1,333
Included as a part of the $207 billion of future production and development costs are $6.4 billion of future dismantlement, abandonment and rehabilitation costs.

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

			Total	Group’s share
			consolidated	in equity
	International	Russia	companies	companies	Total

As of December 31, 2007
Future cash inflows	34,051	660,363	694,414	17,892	712,306
Future production and development costs	(13,015)	(442,801)	(455,816)	(4,639)	(460,455)
Future income tax expenses	(2,414)	(48,552)	(50,966)	(3,568)	(54,534)

Future net cash flows	18,622	169,010	187,632	9,685	197,317
Discount for estimated timing of cash flows (10% p.a.)	(9,576)	(106,185)	(115,761)	(4,857)	(120,618)

Discounted future net cash flows	9,046	62,825	71,871	4,828	76,699

Minority share in discounted future net cash flows	—	1,379	1,379	—	1,379
Included as a part of the $460 billion of future production and development costs are $7.8 billion of future dismantlement, abandonment and rehabilitation costs.

			Total	Group’s share
			consolidated	in equity
	International	Russia	companies	companies	Total

As of December 31, 2006
Future cash inflows	24,767	421,215	445,982	13,896	459,878
Future production and development costs	(9,476)	(284,993)	(294,469)	(5,699)	(300,168)
Future income tax expenses	(2,867)	(30,307)	(33,174)	(2,271)	(35,445)

Future net cash flows	12,424	105,915	118,339	5,926	124,265
Discount for estimated timing of cash flows (10% p.a.)	(6,282)	(66,489)	(72,771)	(3,038)	(75,809)

Discounted future net cash flows	6,142	39,426	45,568	2,888	48,456

Minority share in discounted future net cash flows	—	1,158	1,158	—	1,158
Included as a part of the $300 billion of future production and development costs are $6.6 billion of future dismantlement, abandonment and rehabilitation costs.

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

VI. Principal sources of changes in the standardized measure of discounted future net cash flows

Consolidated companies	2008	2007	2006

Discounted present value as at January 1	71,871	45,568	52,088

Net changes due to purchases and sales of minerals in place	(279)	(46)	571
Sales and transfers of oil and gas produced, net of production costs	(15,663)	(11,848)	(9,014)
Net changes in prices and production costs estimates	(113,710)	75,908	17,496
Net changes in mineral extraction taxes	79,317	(43,384)	(30,592)
Extensions and discoveries, less related costs	1,423	2,947	1,753
Development costs incurred during the period	3,528	2,308	2,383
Revisions of previous quantity estimates	(3,520)	980	223
Net change in income taxes	11,054	(6,562)	4,002
Other changes	123	185	(300)
Accretion of discount	8,426	5,815	6,958

Discounted present value at December 31	42,570	71,871	45,568

Group’s share in equity companies	2008	2007	2006

Discounted present value as at January 1	4,828	2,888	2,659

Net changes due to purchases and sales of minerals in place	17	(367)	—
Sales and transfers of oil and gas produced, net of production costs	(872)	(739)	(728)
Net changes in prices and production costs estimates	(6,343)	3,622	906
Net changes in mineral extraction taxes	901	(643)	(632)
Extensions and discoveries, less related costs	38	1,020	45
Development costs incurred during the period	51	74	47
Revisions of previous quantity estimates	13	(716)	153
Net change in income taxes	1,553	(629)	(13)
Other changes	239	(38)	104
Accretion of discount	581	356	347

Discounted present value at December 31	1,006	4,828	2,888

Total	2008	2007	2006

Discounted present value as at January 1	76,699	48,456	54,747

Net changes due to purchases and sales of minerals in place	(262)	(413)	571
Sales and transfers of oil and gas produced, net of production costs	(16,535)	(12,587)	(9,742)
Net changes in prices and production costs estimates	(120,053)	79,530	18,402
Net changes in mineral extraction taxes	80,218	(44,027)	(31,224)
Extensions and discoveries, less related costs	1,461	3,967	1,798
Development costs incurred during the period	3,579	2,382	2,430
Revisions of previous quantity estimates	(3,507)	264	376
Net change in income taxes	12,607	(7,191)	3,989
Other changes	362	147	(196)
Accretion of discount	9,007	6,171	7,305

Discounted present value at December 31	43,576	76,699	48,456

CONOCOPHILLIPS
INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of November 18, 2001, by and among ConocoPhillips Company (formerly named Phillips Petroleum Company), ConocoPhillips (formerly named CorvettePorsche Corp.), P Merger Corp. (formerly named Porsche Merger Corp.), C Merger Corp. (formerly named Corvette Merger Corp.) and ConocoPhillips Holding Company (formerly named Conoco Inc.) (“Holding”) (incorporated by reference to Annex A to the Joint Proxy Statement/Prospectus included in ConocoPhillips’ Registration Statement on Form S-4; Registration No. 333-74798).

2.2	Agreement and Plan of Merger, dated as of December 12, 2005, by and among ConocoPhillips, Cello Acquisition Corp. and Burlington Resources Inc. (incorporated by reference to Exhibit 2.1 to the Current Report of ConocoPhillips on Form 8-K filed on December 14, 2005; File No. 001-32395).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarterly period ended June 30, 2008; File No. 001-32395).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ConocoPhillips (incorporated by reference to Exhibit 3.2 to the Current Report of ConocoPhillips on Form 8-K filed on August 30, 2002; File No. 000-49987).

3.3	By-Laws of ConocoPhillips, as amended on December 12, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report of ConocoPhillips on Form 8-K filed on December 12, 2008; File No. 001-32395).

4.1	Rights agreement, dated as of June 30, 2002, between ConocoPhillips and Mellon Investor Services LLC, as rights agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report of ConocoPhillips on Form 8-K filed on August 30, 2002; File No. 000-49987).

ConocoPhillips and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10 percent of the total assets of ConocoPhillips and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, ConocoPhillips agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Shareholder Agreement, dated September 29, 2004, by and between LUKOIL and ConocoPhillips (incorporated by reference to Exhibit 99.2 of the Current Report of ConocoPhillips on Form 8-K filed on September 30, 2004; File No. 333-74798).

10.2	1986 Stock Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.11 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

Exhibit
Number	Description

10.3	1990 Stock Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.12 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.4	Annual Incentive Compensation Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.13 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.5	Incentive Compensation Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(g) to the Annual Report of ConocoPhillips Company on Form 10-K for the year ended December 31, 1999; File No. 1-720).

10.6	ConocoPhillips Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.7	Non-Employee Director Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.18 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.8	Omnibus Securities Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.19 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.9	Key Employee Missed Credited Service Retirement Plan of ConocoPhillips (incorporated by reference to Exhibit 10.10 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.10	Phillips Petroleum Company Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.22 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.11*	ConocoPhillips Key Employee Supplemental Retirement Plan.

10.12.1	Defined Contribution Make-Up Plan of ConocoPhillips—Title I (incorporated by reference to Exhibit 10.13.1 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.12.2*	Defined Contribution Make-Up Plan of ConocoPhillips—Title II.

10.13	2002 Omnibus Securities Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.26 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.14	1998 Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.27 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

Exhibit
Number	Description

10.15	1998 Key Employee Stock Performance Plan of ConocoPhillips (incorporated by reference to Exhibit 10.28 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.16	Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips (incorporated by reference to Exhibit 10.17 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.17	ConocoPhillips Form Indemnity Agreement with Directors (incorporated by reference to Exhibit 10.34 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.18	Rabbi Trust Agreement dated December 17, 1999 (incorporated by reference to Exhibit 10.11 of Holding’s Form 10-K for the year ended December 31, 1999; File No. 001-14521).

10.18.1	Amendment to Rabbi Trust Agreement dated February 25, 2002 (incorporated by reference to Exhibit 10.39.1 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.19	ConocoPhillips Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10.40 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2003; File No. 000-49987).

10.19.1	First and Second Amendments to the ConocoPhillips Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarterly period ended June 30, 2008; File No. 001-32395).

10.20	ConocoPhillips Matching Gift Plan for Directors and Executives (incorporated by reference to Exhibit 10.41 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2003; File No. 000-49987).

10.21.1	Key Employee Deferred Compensation Plan of ConocoPhillips—Title I (incorporated by reference to Exhibit 10.23.1 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.21.2*	Key Employee Deferred Compensation Plan of ConocoPhillips—Title II.

10.22*	ConocoPhillips Key Employee Change in Control Severance Plan.

10.23*	ConocoPhillips Executive Severance Plan.

10.24	2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix C of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2004 Annual Meeting of Shareholders; File No. 000-49987).

10.25	Aircraft Time Sharing Agreement by and between James J. Mulva and ConocoPhillips (incorporated by reference to Exhibit 10 of the Quarterly Report of ConocoPhillips on Form 10-Q for the quarterly period ended June 30, 2007; File No. 001-32395).

Exhibit
Number	Description

10.26*	Form of Stock Option Award Agreement under the ConocoPhillips Stock Option and Stock Appreciation Rights Program.

10.27*	Form of Restricted Stock Unit Award Agreement under the ConocoPhillips Performance Share Program.

10.28	Omnibus Amendments to certain ConocoPhillips employee benefit plans, adopted December 7, 2007 (incorporated by reference to Exhibit 10.30 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2007; File No. 001-32395).

10.29	Letter Agreement between ConocoPhillips and John E. Lowe, dated October 1, 2008 (incorporated by reference to Exhibit 99.1 to the Current Report of ConocoPhillips on Form 8-K filed on October 1, 2008; File No. 001-32395).

10.30*	Annex to Nonqualified Deferred Compensation Arrangements of ConocoPhillips.

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries of ConocoPhillips.

23*	Consent of Ernst & Young, Independent Registered Public Accounting Firm.

23.1**	Consent of ZAO KPMG, Independent Auditors of OAO LUKOIL.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

32.1**	Certifications pursuant to 18 U.S.C. Section 1350.

*	Included as part of the original 2008 Form 10-K filed on February 25, 2009.

**	Filed herewith as part of this Amendment No. 1 on Form 10-K/A.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONOCOPHILLIPS
April 15, 2009	/s/ Glenda M. Schwarz
Glenda M. Schwarz
Vice President and Controller