Form 10-K/A
period 2009-12-31
CONOCOPHILLIPS
filed 2010-04-01
CIK 1163165

2009

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
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2010 (Part III)

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
EX-23.1
EX-31.3
EX-31.4
EX-32.1

PART IV
Explanatory Note
This Amendment No. 1 to the Annual Report on Form 10-K of ConocoPhillips for the year ended December 31, 2009, is being filed for the purpose of providing separate audited financial statements of OAO LUKOIL in accordance with Rule 3-09 of Regulation S-X. These audited financial statements, which were not available prior to the due date for filing our 2009 Form 10-K, are included in Item 15, “Exhibits, Financial Statement Schedules.” Otherwise, this amendment does not update or modify in any way the financial position, results of operations, cash flows or the disclosures in ConocoPhillips’ Annual Report on Form 10-K for the year ended December 31, 2009, and does not reflect events occurring after the original filing date of February 25, 2010.
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	1.	Financial Statements and Supplementary Data
The financial statements and supplementary information, as listed in the Index to Financial Statements on page 70 of the original 2009 Form 10-K, were filed as part of the original 2009 Form 10-K filed on February 25, 2010.
2.	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts was filed on page 173 of the original 2009 Form 10-K filed on February 25, 2010. All other schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.

The following information is included herein in this amended Form 10-K pursuant to Rule 3-09 of Regulation S-X:

OAO LUKOIL
•	Independent Auditors’ Report.

•	Consolidated Balance Sheets as of December 31, 2009 and 2008.

•	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

•	Notes to Consolidated Financial Statements.

•	Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited).
3.	Exhibits
The exhibits listed in the Index to Exhibits, which appears on pages 55 through 59 are filed as part of this annual report.
(c)	The financial statements of OAO LUKOIL, which appear below, are filed in accordance with Rule 3-09 of Regulation S-X.

OAO LUKOIL CONSOLIDATED FINANCIAL STATEMENTS (prepared in accordance with US GAAP) As of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009

Independent Auditors’ Report
The Board of Directors of OAO LUKOIL:
We have audited the accompanying consolidated balance sheets of OAO LUKOIL and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the management of OAO LUKOIL. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OAO LUKOIL and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ ZAO KPMG
ZAO KPMG
Moscow, Russian Federation
March 19, 2010

OAO LUKOIL Consolidated Balance Sheets As of December 31, 2009 and 2008 (Millions of US dollars, unless otherwise noted)

	Note	2009	2008

Assets
Current assets
Cash and cash equivalents	3	2,274	2,239
Short-term investments		75	505
Accounts and notes receivable, net	5	5,935	5,069
Inventories	6	5,432	3,735
Prepaid taxes and other expenses		3,549	3,566
Other current assets		574	519

Total current assets		17,839	15,633
Investments	7	5,944	3,269
Property, plant and equipment	8	52,228	50,088
Deferred income tax assets	12	549	521
Goodwill and other intangible assets	9	1,653	1,159
Other non-current assets		806	791

Total assets		79,019	71,461

Liabilities and Stockholders’ equity
Current liabilities
Accounts payable		4,906	5,029
Short-term borrowings and current portion of long-term debt	10	2,058	3,232
Taxes payable		1,828	1,564
Other current liabilities		902	750

Total current liabilities		9,694	10,575
Long-term debt	11, 15	9,265	6,577
Deferred income tax liabilities	12	2,080	2,116
Asset retirement obligations	8	1,189	718
Other long-term liabilities		412	465

Total liabilities		22,640	20,451

Equity	14
OAO LUKOIL stockholders’ equity
Common stock		15	15
Treasury stock, at cost		(282)	(282)
Additional paid-in capital		4,699	4,694
Retained earnings		51,634	45,983
Accumulated other comprehensive loss		(75)	(70)

Total OAO LUKOIL stockholders’ equity		55,991	50,340

Non-controlling interests		388	670

Total equity		56,379	51,010

Total liabilities and equity		79,019	71,461

/s/ Alekperov V.Y.	/s/ Kozvrev I.A.

President of OAO LUKOIL	Chief accountant of OAO LUKOIL
Alekperov V.Y.	Kozyrev I.A.
The accompanying notes are an integral part of these consolidated financial statements.

OAO LUKOIL Consolidated Statements of Income For the years ended December 31, 2009, 2008 and 2007 (Millions of US dollars, unless otherwise noted)

	Note	2009	2008	2007

Revenues
Sales (including excise and export tariffs)	22	81,083	107,680	81,891

Costs and other deductions
Operating expenses		(7,124)	(8,126)	(6,172)
Cost of purchased crude oil, gas and products		(31,977)	(37,851)	(27,982)
Transportation expenses		(4,830)	(5,460)	(4,457)
Selling, general and administrative expenses		(3,306)	(3,860)	(3,207)
Depreciation, depletion and amortization		(3,937)	(2,958)	(2,172)
Taxes other than income taxes	12	(6,474)	(13,464)	(9,367)
Excise and export tariffs		(13,058)	(21,340)	(15,033)
Exploration expenses		(218)	(487)	(307)
Loss on disposals and impairments of assets		(381)	(425)	(123)

Income from operating activities		9,778	13,709	13,071
Interest expense		(667)	(391)	(333)
Interest and dividend income		134	163	135
Equity share in income of affiliates	7	351	375	347
Currency translation (loss) gain		(520)	(918)	35
Other non-operating expense		(13)	(244)	(240)

Income before income tax		9,063	12,694	13,015
Current income taxes		(1,922)	(4,167)	(3,410)
Deferred income taxes		(72)	700	(39)

Total income tax expense	12	(1,994)	(3,467)	(3,449)

Net income		7,069	9,227	9,566

Less: net income attributable to non-controlling interests		(58)	(83)	(55)

Net income attributable to OAO LUKOIL		7,011	9,144	9,511

Basic and diluted earnings per share of common stock (US dollars) attributable to OAO LUKOIL:	14	8.28	10.88	11.48

The accompanying notes are an integral part of these consolidated financial statements.

OAO LUKOIL Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the years ended December 31, 2009, 2008 and 2007 (Millions of US dollars, unless otherwise noted)

	2009		2008		2007
	Stockholders’	Comprehen-	Stockholders’	Comprehen-	Stockholders’	Comprehen-
	equity	sive income	equity	sive income	equity	sive income

Common stock
Balance as of January 1	15		15		15

Balance as of December 31	15		15		15

Treasury stock
Balance as of January 1	(282)		(1,591)		(1,098)
Stock purchased	—		(219)		(712)
Stock disposed	—		1,528		219

Balance as of December 31	(282)		(282)		(1,591)

Additional paid-in capital
Balance as of January 1	4,694		4,499		3,943
Premium on non-outstanding shares issued	—		20		—
Effect of stock compensation plan	20		103		103
Changes in non-controlling interests	(15)		—		—
Proceeds from sale of treasury stock in excess of carrying amount	—		72		453

Balance as of December 31	4,699		4,694		4,499

Retained earnings
Balance as of January 1	45,983		38,349		30,061
Net income	7,011	7,011	9,144	9,144	9,511	9,511
Dividends on common stock	(1,360)		(1,510)		(1,223)

Balance as of December 31	51,634		45,983		38,349

Accumulated other comprehensive loss, net of tax
Balance as of January 1	(70)		(59)		(21)
Pension benefits:
Prior service cost	(4)	(4)	(5)	(5)	(16)	(16)
Actuarial gain (loss)	1	1	(6)	(6)	(22)	(22)
Unrecognized loss on available-for-sale securities	(2)	(2)	—	—	—	—

Balance as of December 31	(75)		(70)		(59)

Total comprehensive income for the year		7,006		9,133		9,473

Total OAO LUKOIL stockholders’ equity as of December 31	55,991		50,340		41,213

Non-controlling interests
Balance as of January 1	670		577		523
Net income attributable to non-controlling interests	58		83		55
Changes in non-controlling interests	(340)		10		(1)

Balance as of December 31	388		670		577

Total equity as of December 31	56,379		51,010		41,790

The accompanying notes are an integral part of these consolidated financial statements.

OAO LUKOIL Consolidated Statements of Stockholders’ Equity and Comprehensive Income For the years ended December 31, 2009, 2008 and 2007 (Millions of US dollars, unless otherwise noted)

	Share Activity
	2009	2008	2007
	(thousands of shares)	(thousands of shares)	(thousands of shares)

Common stock, issued
Balance as of January 1	850,563	850,563	850,563

Balance as of December 31	850,563	850,563	850,563

Treasury stock
Balance as of January 1	(3,836)	(23,321)	(23,632)
Purchase of treasury stock	—	(2,899)	(8,756)
Disposal of treasury stock	—	22,384	9,067

Balance as of December 31	(3,836)	(3,836)	(23,321)

The accompanying notes are an integral part of these consolidated financial statements.

OAO LUKOIL Consolidated Statements of Cash Flows For the years ended December 31, 2009, 2008 and 2007 (Millions of US dollars)

	Note	2009	2008	2007

Cash flows from operating activities
Net income		7,011	9,144	9,511
Adjustments for non-cash items:
Depreciation, depletion and amortization		3,937	2,958	2,172
Equity share in income of affiliates, net of dividends received		(213)	(238)	209
Dry hole write-offs		117	317	143
Loss on disposals and impairments of assets		381	425	123
Deferred income taxes		72	(700)	39
Non-cash currency translation (gain) loss		(57)	(668)	251
Non-cash investing activities		(20)	(29)	(36)
All other items — net		138	404	297
Changes in operating assets and liabilities:
Accounts and notes receivable		(1,171)	2,647	(2,297)
Inventories		(1,719)	963	(1,148)
Accounts payable		96	(989)	1,599
Taxes payable		292	(521)	386
Other current assets and liabilities		19	599	(368)

Net cash provided by operating activities		8,883	14,312	10,881

Cash flows from investing activities
Acquisition of licenses		(40)	(12)	(255)
Capital expenditures		(6,483)	(10,525)	(9,071)
Proceeds from sale of property, plant and equipment		91	166	72
Purchases of investments		(216)	(398)	(206)
Proceeds from sale of investments		478	636	175
Sale of interests in subsidiaries and affiliated companies		92	3	1,136
Acquisitions of subsidiaries and non-controlling interests (including advances related to acquisitions), net of cash acquired		(2,845)	(3,429)	(1,566)

Net cash used in investing activities		(8,923)	(13,559)	(9,715)

Cash flows from financing activities
Net movements of short-term borrowings		(1,281)	974	(59)
Cash received under sales-leaseback transaction		—	235	—
Proceeds from issuance of long-term debt		5,467	2,884	2,307
Principal repayments of long-term debt		(2,697)	(1,547)	(1,632)
Dividends paid on company common stock		(1,337)	(1,437)	(1,230)
Dividends paid to non-controlling interest stockholders		(85)	(168)	(78)
Financing received from related and third party non-controlling interest stockholders		20	39	177
Purchase of Company’s stock		—	(219)	(712)
Proceeds from sale of Company’s stock		—	—	129
Other — net		—	2	—

Net cash provided by (used in) financing activities		87	763	(1,098)

Effect of exchange rate changes on cash and cash equivalents		(12)	(118)	21

Net increase in cash and cash equivalents		35	1,398	89
Cash and cash equivalents at beginning of year		2,239	841	752

Cash and cash equivalents at end of year	3	2,274	2,239	841

Supplemental disclosures of cash flow information
Interest paid		520	440	338
Income taxes paid		1,575	4,902	2,872
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
These consolidated financial statements include the financial position and results of the Company, controlled subsidiaries of which the Company directly or indirectly owns more than 50% of the voting interest, unless minority stockholders have substantive participating rights, and variable interest entities where the Group is determined to be the primary beneficiary. Other significant investments in companies of which the Company directly or indirectly owns between 20% and 50% of the voting interest and over which it exercises significant influence but not control, are accounted for using the equity method of accounting. Investments in companies of which the Company directly or indirectly owns more than 50% of the voting interest but where minority stockholders have substantive participating rights are accounted for using the equity method of accounting. Undivided interests in oil and gas joint ventures are accounted for using the proportionate consolidation method. Investments in other companies are recorded at cost. Equity investments and investments in other companies are included in “Investments” in the consolidated balance sheet.

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
As of December 31, 2009, 2008 and 2007, exchange rates of 30.24, 29.38 and 24.55 Russian rubles to the US dollar, respectively, have been used for translation purposes.
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
Accounts and notes receivable
Accounts and notes receivable are recorded at their transaction amounts less provisions for doubtful debts. Provisions for doubtful debts are recorded to the extent that there is a likelihood that any of the amounts due will not be collected. Non-current receivables are discounted to the present value of expected cash flows in future periods using the original discount rate.
Inventories
Starting from January 1, 2009, the Group elected to change the inventory accounting method for finished goods and purchased products from the weighted average to the FIFO cost method. Management believes the FIFO cost method for these inventory categories is preferable because it reflects the results of the most recent business activity and allows a more rapid reflection of results of operations, and represents a better matching of cost of sales with related sales. The Group determined that it is impracticable to calculate the cumulative effect of applying this change retrospectively because of the lack of information available.
The cost of all other inventory categories is determined using an “average cost” method.
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
A permanent decline in the market value of any available-for-sale or held-to-maturity security below cost is accounted for as a reduction in the carrying amount to fair value. The impairment is charged to the consolidated statement of income and a new cost base for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest rate method and such amortization and accretion is recorded in the consolidated statement of income.
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

Buildings and constructions	5 – 40 Years
Machinery and equipment	5 – 20 Years
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
An income tax position is recognized only if the uncertain position is more likely than not of being sustained upon examination, based on its technical merits. A recognized income tax position is measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties relating to income tax in income tax expense in the consolidated statements of income.
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
The Group recognizes the funded status of postretirement defined benefit plan in the balance sheet with corresponding adjustments to accumulated other comprehensive income. The adjustment to accumulated other comprehensive income represents the net unrecognized actuarial gains and unrecognized prior service costs. These amounts are subsequently recognized as net periodic benefit cost. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods are recognized as a component of other comprehensive income. These amounts are subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income.
Treasury stock
Purchases by Group companies of the Company’s outstanding stock are recorded at cost and classified as treasury stock within Stockholders’ equity. Shares shown as Authorized and Issued include treasury stock. Shares shown as Outstanding do not include treasury stock.
Earnings per share
Basic earnings per share is computed by dividing net income available to common stockholders of the Company by the weighted-average number of shares of common stock outstanding during the reporting period. A calculation is carried out to establish if there is potential dilution in earnings per share if convertible securities were to be converted into shares of common stock or contracts to issue shares of common stock were to be exercised. If there is such dilution, diluted earnings per share is presented.
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
Comparative amounts
Certain prior period amounts have been reclassified to conform with the current period’s presentation.
Recent accounting pronouncements
In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, “Subsequent events” which amends Accounting Standards Codification (ASC) No. 855 (former SFAS No. 165, “Subsequent events”), issued in May 2009. The Group adopted ASC No. 855 starting from the second quarter of 2009. These standards address accounting and disclosure requirements related to subsequent events and require management of an entity which is an SEC filer or is a conduit bond obligator for conduit securities that are traded in a public market to evaluate subsequent event through the date that the financial statements are issued. Entities that do not meet these criteria should evaluate subsequent events through the date the financial statements are available to be issued and are required to disclose the date through which subsequent events have been evaluated. The Group determined that it should evaluate subsequent events through the date the financial statements are available to be issued and applied the requirements of ASU No. 2010-09 starting from the financial statements for 2009.
In January 2010, the FASB issued ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash” which addresses how an entity should account for the stock portion of a dividend in certain arrangements when a shareholder makes an election to receive cash or stock, subject to limitations on the amount of the dividend to be issued in cash. The stock portion of the dividend should be accounted for as a stock issuance upon distribution, resulting in basic earnings per share being adjusted prospectively. Prior to distribution, the entity’s obligation to issue shares would be reflected in diluted earnings-per-share based on the guidance in ASC No. 260, which addresses contracts that may be settled in shares. This ASU is effective for interim and annual periods ending after December 15, 2009. The Group adopted ASU No. 2010-01 for the 2009 annual financial statements. This adoption did not have a material impact on the Group’s results of operations, financial position or cash flows.

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 2. Summary of significant accounting policies (continued)
In January 2010, the FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification” to clarify the scope of ASC Subtopic No. 810-10, “Consolidation — Overall.” This ASU specifies that the guidance in ASC Subtopic No. 810-10 on accounting for decreases in ownership of a subsidiary applies to: (1) a subsidiary or group of assets that constitutes a business or nonprofit activity; (2) a subsidiary that is a business or a nonprofit activity that is transferred to an equity method investee or a joint venture; and (3) an exchange of a group of assets that constitute a business or nonprofit activity for a noncontrolling interest in an entity. If a company’s ownership interest in a subsidiary that is not a business or nonprofit activity decreases, then other accounting guidance generally would be applied based on the nature of the transaction. The new pronouncement also clarifies that the recent guidance on accounting for decreases in ownership of a subsidiary does not apply if the transaction is a sale of in-substance real estate or a conveyance of oil and gas properties. This ASU is effective for interim and annual periods ending after December 15, 2009 and the guidance should be applied on a retrospective basis to the first period in which the company adopted ASC No. 810. The Group adopted ASU No. 2010-02 for the 2009 annual financial statements. This adoption did not have a material impact on the Group’s results of operations, financial position or cash flows.
In January 2010, the FASB issued ASU No. 2010-03, “Extractive activities — Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures”. The main provisions of ASU No. 2010-03 are the following: (1) expanding the definition of oil- and gas-producing activities to include the extraction of saleable hydrocarbons, in solid, liquid, or gaseous state, from oil sands, shale, coalbeds, or other nonrenewable resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction; (2) entities should use first-day-of-the-month price during the 12-month period (the 12-months average price) in calculating proved oil and gas reserves and estimating related standardized measure of discounted net cash flows; (3) requiring entities to disclose separately information about reserves quantities and financial statement amounts for geographic areas that represent 15 percent or more of proved reserves; (4) separate disclosure for consolidated entities and equity method investments. ASU No. 2010-03 is effective for annual reporting periods ending on or after December 31, 2009. The Group adopted ASU No. 2010-03 for the 2009 annual financial statements. This adoption did not have a material impact on the Group’s reported reserves evaluation, results of operations, financial position or cash flows.
In June 2009, the FASB issued amendments to ASC No. 810 (former FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”) to address the effects of the elimination of the qualifying special purpose entity concept. More specifically, it requires a qualitative rather than a quantitative approach to determine the primary beneficiary of a variable interest entity, it amends certain guidance pertaining to the determination of the primary beneficiary when related parties are involved, and it amends certain guidance for determining whether an entity is a variable interest entity. Additionally, these amendments require continuous assessment of whether an enterprise is the primary beneficiary of a variable interest entity. Amendments are effective on January 1, 2010, and the Group does not expect any material impact on its results of operations, financial position or cash flows upon adoption.
In June 2009, the FASB issued ASC No. 105 (former SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”). The FASB Accounting Standards Codification (“Codification”) is the exclusive authoritative reference for US GAAP recognized by the FASB and applied by nongovernmental entities, except for SEC rules and interpretive releases, which are also authoritative US GAAP for SEC registrants. The change established by ASC No. 105 divides nongovernmental US GAAP into authoritative Codification and guidance that is not authoritative. The contents of the Codification carry the same level of authority, eliminating the four-level US GAAP hierarchy previously set forth in SFAS No. 162. The Codification supersedes all non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Group adopted ASC No. 105 starting from the third quarter of 2009. This adoption did not have any impact on the Group’s results of operations, financial position or cash flows.

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 2. Summary of significant accounting policies (continued)
In December 2008, the FASB amended ASC Nos. 310, 320, 323, 405, 460, 470, 712, 715, 810, 815, 860, 954 and 958 (former FSP FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interest in Variable Interest Entities”). It requires additional disclosures about transfers of financial assets and requires public entities, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The Group adopted new provisions starting from the fourth quarter of 2008. This adoption did not have a material impact on the Group’s results of operations, financial position or cash flows.
In March 2008, the FASB issued ASC No. 815 (former SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”). This ASC improves financial reporting about derivative instruments and hedging activities by enhanced disclosures of their effects on an entity’s financial position, financial performance and cash flows. The Group adopted the provisions of ASC No. 815 starting from the first quarter of 2009. This adoption did not have any impact on the Group’s results of operations, financial position or cash flows.
In December 2007, the FASB issued ASC No. 805 (former SFAS No. 141 (Revised), “Business combinations”). This ASC applies to all transactions in which an entity obtains control of one or more businesses. In April 2009, this ASC was amended and requires an entity to recognize the total fair value of assets acquired and liabilities assumed in a business combination; to recognize and measure the goodwill acquired in the business combination or gain from a bargain purchase and modifies the disclosure requirements. The Group adopted the provisions of ASC No. 805 for business combinations for which the acquisition date is after December 31, 2008. This adoption did not have any impact on the Group’s results of operations, financial position or cash flows.
In December 2007, the FASB issued ASC No. 810 (former SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”). This ASC applies to all entities that prepare consolidated financial statements (except not-for-profit organizations) and affects those which have an outstanding noncontrolling interest (or minority interest) in their subsidiaries or which have to deconsolidate a subsidiary. This ASC changes the classification of a non-controlling interest; establishing a single method of accounting for changes in the parent company’s ownership interest that does not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. The Group prospectively adopted the provisions of ASC No. 810 in the first quarter of 2009, except for the presentation and disclosure requirements which were applied retrospectively. This adoption did not have any impact on the Group’s results of operations, financial position or cash flows.
In February 2007, the FASB issued ASC Nos. 470, 825 and 954 (former SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”). These ASC expands the possibility of using fair value measurements and permits enterprises to choose to measure certain financial assets and financial liabilities at fair value. Enterprises shall report unrealized gains and losses on items for which the fair value option has been elected in earnings in each subsequent period. The Group adopted the provisions of ASC Nos. 470, 825 and 954 in the first quarter of 2008 and elected not to use the fair value option for its financial assets and financial liabilities not already carried at fair value in accordance with other standards. This adoption did not have any impact on the Group’s results of operations, financial position or cash flows.
In September 2006, the FASB issued ASC No. 820 (former SFAS No. 157, “Fair Value Measurements”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. Effective January 1, 2009, the Group fully adopted ASC No. 820. Because there usually is a lack of quoted market prices for long-lived assets, the Group determines fair value using the present value of estimated future net cash flows from using these assets or by using historical data of market transactions with similar assets where possible. Fair value used in the initial recognition of asset retirement obligations is determined using the present value of expected future dismantlement costs, which are estimated based on the costs for dismantlement services for similar assets providing by third parties. This adoption did not have a material impact on the Group’s results of operations, financial position or cash flows.

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 3. Cash and cash equivalents

	As of December	As of December
	31,2009	31,2008

Cash held in Russian rubles	557	444
Cash held in other currencies	1,384	1,425
Cash of a banking subsidiary in other currencies	131	132
Cash held in related party banks in Russian rubles	174	182
Cash held in related party banks in other currencies	28	56

Total cash and cash equivalents	2,274	2,239

Note 4. Non-cash transactions
The consolidated statement of cash flows excludes the effect of non-cash transactions, which are described in the following table:

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Non-cash investing activity	20	29	36
Non-cash acquisitions	100	1,969	—
Settlement of stock-based compensation plan liability	—	—	537

Total non-cash transactions	120	1,998	573

The following table shows the effect of non-cash transactions on investing activity:

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Net cash used in investing activity	8,923	13,559	9,715
Non-cash acquisitions	100	1,969	—
Non-cash investing activity	20	29	36

Total investing activity	9,043	15,557	9,751

Note 5. Accounts and notes receivable, net

	As of December	As of December
	31,2009	31,2008

Trade accounts and notes receivable (net of provisions of $191 million and $133 million as of December 31, 2009 and 2008, respectively)	4,389	3,466
Current VAT and excise recoverable	1,205	855
Other current accounts receivable (net of provisions of $41 million and $38 million as of December 31, 2009 and 2008, respectively)	341	748

Total accounts and notes receivable	5,935	5,069

Note 6. Inventories

	As of December	As of December
	31,2009	31,2008

Crude oil and petroleum products	4,391	2,693
Materials for extraction and drilling	387	439
Materials and supplies for refining	37	35
Other goods, materials and supplies	617	568

Total inventories	5,432	3,735

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 7. Investments

	As of December	As of December
	31,2009	31,2008

Investments in equity method affiliates and joint ventures	4,754	2,988
Long-term loans given by non-banking subsidiaries	1,176	251
Other long-term investments	14	30

Total long-term investments	5,944	3,269

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

	Year ended		Year ended		Year ended
	December 31, 2009		December 31, 2008		December 31, 2007
		Group’s		Group’s		Group’s
	Total	share	Total	share	Total	share

Revenues	5,139	2,275	4,590	2,144	2,930	1,382

Income before income taxes	1,305	478	1,602	807	1,398	650
Less income taxes	(407)	(127)	(869)	(432)	(605)	(303)

Net income	898	351	733	375	793	347

	As of December 31, 2009		As of December 31, 2008
		Group’s		Group’s
	Total	Share	Total	share

Current assets	6,796	1,524	2,023	982
Property, plant and equipment	18,877	5,284	5,872	2,841
Other non-current assets	607	240	544	269

Total assets	26,280	7,048	8,439	4,092

Short-term debt	442	274	158	47
Other current liabilities	3,982	817	1,188	557
Long-term debt	7,769	732	890	392
Other non-current liabilities	1,633	471	220	108

Net assets	12,454	4,754	5,983	2,988

In December 2009, the Group acquired the remaining a 46.0% interest in its equity affiliate LUKARCO B.V. for $1.6 billion, thereby increasing the ownership stake to 100%. LUKARCO B.V. is a holding company, which owns a 5% share in Tengizchevroil, a joint venture which develops the Tengiz and Korolevskoe fields in Kazakhstan, and a 12.5% share in the Caspian Pipeline Consortium (CPC), which carries Kazakhstani and Russian oil to Novorossiysk marine terminal. Therefore the Group increased the ownership in Tengizchevroil from 2.7% to 5% and the ownership in CPC from 6.75% to 12.5%. The first installment in the amount of $300 million was paid in December 2009; the remaining amount should be paid no later than two years after the acquisition. The Group is using the equity method of accounting for investments in Tengizchevroil and CPC.

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 7. Investments (continued)
In June 2009, a Group company entered into an agreement with Total to acquire a 45% interest in the TRN refinery in the Netherlands. The transaction was finalized in September 2009 in the amount of approximately $700 million. The Group supplies crude oil and market refined products in line with its equity stake in the refinery. The refinery has the flexibility to process Urals blend crude oil as well as significant volumes of straight-run fuel oil and vacuum gasoil, which will allow the Group to integrate the plant into its crude oil supply and refined products marketing operations. This plant with a Nelson complexity index of 9.8 has an annual topping capacity of 7.9 million tonnes and an annual capacity of a hydro-cracking unit of approximately 3.4 million tonnes. This acquisition was made in accordance with the Group’s plans to develop its refining capacity in Europe.
In June 2008, a Group company signed an agreement with ERG S.p.A. to establish a joint venture to operate the ISAB refinery complex in Priolo, Italy. In December 2008, the Group completed the acquisition of a 49% stake in the joint venture for €1.45 billion (approximately $1.83 billion) and paid €600 million (approximately $762 million) as a first installment. The remaining amount was paid in February 2009. The seller has a put option, the effect of which would be to increase the Group’s stake in the company operating the ISAB refinery complex up to 100%. As of December 31, 2009, the fair value of this option for the Group is zero. The agreement states that each partner is responsible for procuring crude oil and marketing refined products in line with its equity stake in the joint venture. The ISAB refinery complex has the flexibility to process Urals blend crude oil, and the Group integrated its share of the ISAB refinery complex capacity into its crude oil supply and refined products marketing operations. The ISAB refinery complex includes three jetties and storage tanks totaling 3,700 thousand cubic meters and has an annual refining capacity of 16 million tonnes.
Note 8. Property, plant and equipment and asset retirement obligations

	At cost		Net
	As of December	As of December	As of December	As of December
	31, 2009	31, 2008	31, 2009	31, 2008

Exploration and Production:
Western Siberia	23,465	21,663	13,878	12,784
European Russia	24,908	23,111	17,761	17,103
International	6,371	5,910	5,170	5,009

Total	54,744	50,684	36,809	34,896

Refining, Marketing, Distribution and Chemicals:
Western Siberia	6	122	5	107
European Russia	10,228	9,752	6,923	6,829
International	6,849	6,462	4,783	4,633

Total	17,083	16,336	11,711	11,569

Other:
Western Siberia	186	178	94	89
European Russia	3,951	3,618	3,491	3,385
International	189	200	123	149

Total	4,326	3,996	3,708	3,623

Total property, plant and equipment	76,153	71,016	52,228	50,088

In December 2009, the Company performed a regular annual impairment test of its exploration and production assets. The test was based on geological models and development programs, which are revised on a regular basis. As a result of the test, the Company recognized an impairment loss of $238 million for certain properties in the Timan-Pechora and Central European regions of Russia. The fair value of these assets was determined using the present value of the expected cash flows. The Group also recognized an impairment loss of $63 million related to the project in Iran due to incapability of undertaking further works because of the threat of economic sanctions of the US Government.

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 8. Property, plant and equipment and asset retirement obligations (continued)
In June 2008, the Company performed an impairment test of certain exploration and production assets located in oil fields in the Timan-Pechora region of Russia, due to a revision of geological models. The revision resulted in a reduction of planned development activities on these oil fields. The fair value of these assets was determined using the present value of the expected cash flows. As a result, the Company recognized an impairment loss of $156 million. In December 2008, the Group recognized an impairment loss of $58 million relating to retail petrol stations in the USA.
As of December 31, 2009 and 2008, the asset retirement obligations amounted to $1,199 million and $728 million, respectively, of which $10 million was included in “Other current liabilities” in the consolidated balance sheets as of each balance sheet date. During 2009 and 2008, asset retirement obligations changed as follows:

	2009	2008

Asset retirement obligations as of January 1	728	821
Accretion expense	63	78
New obligations	146	54
Changes in estimates of existing obligations	311	(88)
Spending on existing obligations	(7)	(8)
Property dispositions	(13)	(3)
Foreign currency translation and other adjustments	(29)	(126)

Asset retirement obligations as of December 31	1,199	728

The asset retirement obligations incurred during 2009 and 2008 were Level 3 (unobservable inputs) fair value measurements.
Note 9. Goodwill and other intangible assets
The carrying value of goodwill and other intangible assets as of December 31, 2009 and 2008 was as follows:

	As of December	As of December
	31, 2009	31, 2008

Amortized intangible assets
Software	419	500
Licenses and other assets	465	335
Goodwill	769	324

Total goodwill and other intangible assets	1,653	1,159

All goodwill amounts relate to the refining, marketing and distribution segment.
In the fourth quarter of 2009, the Group recognized goodwill related to acquisitions of a 100% interest in the Akpet group, 100% interests in OOO Smolenskneftesnab, OOO IRT Investment, OOO PM Invest and OOO Retaier House and 100% interests in ZAO Association Grand and OOO Mega Oil M in the amount of $114 million, $165 million and $196 million, respectively (refer to Note 16. Business combinations).
In December 2008, the Group recognized an impairment loss of $100 million relating to goodwill on the acquisition of Beopetrol due to the change in the economic environment. Beopetrol is a marketing and distribution company operating a chain of retail petrol stations in Serbia. The fair value of Beopetrol was determined using the present value of the expected cash flows.

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 10. Short-term borrowings and current portion of long-term debt

	As of December	As of December
	31, 2009	31, 2008

Short-term borrowings from third parties	442	2,301
Short-term borrowings from related parties	77	—
13,50% Russian ruble bonds	496	—
Current portion of long-term debt	1,043	931

Total short-term borrowings and current portion of long-term debt	2,058	3,232

Short-term borrowings from third parties are unsecured and include amounts repayable in US dollars of $282 million and $1,529 million, amounts repayable in Euro of $76 million and $676 million and amounts repayable in Russian rubles of $18 million and $70 million as of December 31, 2009 and 2008, respectively. The weighted-average interest rate on short-term borrowings from third parties was 2.02% and 5.15% per annum as of December 31, 2009 and 2008, respectively.
Russian ruble bonds
In June 2009, the Company issued 15 million short-term stock exchange bonds with a face value of 1,000 Russian rubles each. Bonds were placed at the face value with a maturity of 364 days. The coupon yield is 13.5% per annum and is paid at the maturity date.
Note 11. Long-term debt

	As of December	As of December
	31, 2009	31, 2008

Long-term loans and borrowings from third parties (including loans from banks in the amount of $3,967 million and $3,333 million as of December 31, 2009 and 2008, respectively)	4,043	3,384
Long-term loans and borrowings from related parties	1,939	2,165
6.375% US dollar bonds, maturing 2014	895	—
6.356% US dollar bonds, maturing 2017	500	500
7.250% US dollar bonds, maturing 2019	595	—
6.656% US dollar bonds, maturing 2022	500	500
7.25% Russian ruble bonds, maturing 2009	—	204
7.10% Russian ruble bonds, maturing 2011	265	272
8.00% Russian ruble bonds, maturing 2012	—	8
13.35% Russian ruble bonds, maturing 2012	827	—
9.20% Russian ruble bonds, maturing 2012	331	—
7.40% Russian ruble bonds, maturing 2013	198	204
Capital lease obligations	215	271

Total long-term debt	10,308	7,508
Current portion of long-term debt	(1,043)	(931)

Total non-current portion of long-term debt	9,265	6,577

Long-term loans and borrowings
Long-term loans and borrowings from third parties include amounts repayable in US dollars of $3,493 million and $2,844 million, amounts repayable in Euro of $487 million and $375 million and amounts repayable in Russian rubles of $42 million and $112 million as of December 31, 2009 and 2008, respectively. This debt has maturity dates from 2010 through 2021. The weighted-average interest rate on long-term loans and borrowings from third parties was 2.77% and 4.09% per annum as of December 31, 2009 and 2008, respectively. A number of long-term loan agreements contain certain financial covenants due levels of which are being met by the Group. Approximately 15% of total long-term debt is secured by export sales and property, plant and equipment.

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 11. Long-term debt (continued)
The Company has a secured loan agreement with Deutche Bank AG with an outstanding amount of $1,200 million as of December 31, 2009, maturing up to 2012. Borrowings under this agreement bear interest at three month LIBOR plus 4.0% per annum.
A Group company has an unsecured syndicated loan agreement with an outstanding amount of $860 million as of December 31, 2009, with maturity dates up to 2013. The loan was arranged by ABN AMRO Bank, Banco Bilbao Vizcaya Argentaria, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, ING Bank, Mizuho Corporate Bank and WestLB. Borrowings under this agreement bear interest from three month LIBOR plus 0.85% to three month LIBOR plus 0.95% per annum.
Two Group companies have unsecured loan agreements with an outstanding amount of $424 million as of December 31, 2009, maturing up to 2011. The loans were arranged by ABN AMRO Bank, The Bank of Tokyo-Mitsubishi UFJ, Barclays Capital, BNP Paribas, Citibank, Dresdner Kleinwort, ING Bank and WestLB. Borrowings under these agreements bear interest at three month LIBOR plus 3.25% per annum.
The Company has an unsecured syndicated loan agreement with the European Bank for Reconstruction and Development with an outstanding amount of $258 million as of December 31, 2009, maturing up to 2017. Borrowings under this agreement bear interest from six month LIBOR plus 0.45% to six month LIBOR plus 0.65% per annum.
A Group company has a secured loan agreement, arranged by Credit Suisse, supported by an Overseas Private Investment Corporation guarantee, with an outstanding amount of $175 million as of December 31, 2009. Borrowings under this agreement bear interest at six month LIBOR plus 4.8% per annum and have maturity dates up to 2015.
A Group company has an unsecured loan agreement with Citibank with an outstanding amount of $129 million as of December 31, 2009, maturing up to 2019. Borrowings under this agreement bear interest at euribor plus 0.125% per annum.
The Company has an unsecured syndicated loan agreement, arranged by ABN AMRO Bank and CALYON with an outstanding amount of $125 million as of December 31, 2009, maturing up to 2012. Borrowings under this agreement bear interest at three month LIBOR plus 0.40% per annum.
A Group company has an unsecured loan agreement with BNP Paribas with an outstanding amount of $119 million as of December 31, 2009, maturing up to 2018. Borrowings under this agreement bear interest at six month euribor plus 0.15% per annum.
A Group company has an unsecured loan agreement with Citibank with an outstanding amount of $100 million as of December 31, 2009, maturing in 2011. Borrowings under this agreement bear interest at one month LIBOR plus 0.90% per annum.
As of December 31, 2009, the Group has a number of other loan agreements with fixed rates with a number of banks and other organizations totaling $239 million, maturing from 2010 to 2021. The weighted average interest rate under these loans was 4.12% per annum.
As of December 31, 2009, the Group has a number of other floating rate loan agreements with a number of banks and other organizations totaling $414 million, maturing from 2010 to 2017. The weighted average interest rate under these loans was 2.16% per annum.

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 11. Long-term debt (continued)
A Group company has a number of loan agreements nominated in Russian rubles with ConocoPhillips, the Group’s related party, with an outstanding amount of $1,939 million as of December 31, 2009. This amount includes $1,660 million loaned by ConocoPhillips to a joint venture OOO Narianmarneftegaz (“NMNG”) (refer to Note 17. Consolidation of Variable Interest Entity). Borrowings under these agreements bear interest at fixed rates ranging from 6.8% to 8.2% per annum and have maturity dates up to 2038. These agreements are a part of the Company’s broad-based strategic alliance with ConocoPhillips and this financing is used to develop oil production and the distribution infrastructure in the Timan-Pechora region of the Russian Federation.
US dollar bonds
In November 2009, a Group company issued two tranches of non-convertible bonds totaling $1.5 billion. The first tranche totaling $900 million with a coupon yield of 6.375% per annum was placed with a maturity of 5 years at a price of 99.474% of the bond’s face value. The resulting yield to maturity for the first tranche is 6.500%. The second tranche totaling $600 million with a coupon yield of 7.250% per annum was placed with a maturity of 10 years at a price of 99.127% of the bond’s face value. The resulting yield to maturity for the second tranche is 7.375%. These tranches have a half year coupon period.
In June 2007, a Group company issued non-convertible bonds totaling $1 billion. $500 million were placed with a maturity of 10 years and a coupon yield of 6.356% per annum. Another $500 million were placed with a maturity of 15 years and a coupon yield of 6.656% per annum. All bonds were placed at the face value and have a half year coupon period.
Russian ruble bonds
In December 2009, the Company issued 10 million stock exchange bonds with a face value of 1,000 Russian rubles each. Bonds were placed at the face value with a maturity of 1,092 days. The bonds have a 182 days’ coupon period and bear interest at 9.20% per annum.
In August 2009, the Company issued 25 million stock exchange bonds with a face value of 1,000 Russian rubles each. Bonds were placed at the face value with a maturity of 1,092 days. The bonds have a 182 days’ coupon period and bear interest at 13.35% per annum.
In January 2007, OAO UGK TGK-8 (“TGK-8”), a subsidiary acquired in 2008 (refer to Note 16. Business combinations) issued 3.5 million non-convertible bonds with a face value of 1,000 Russian rubles each. These bonds were placed at the face value with a maturity of 5 years, with a coupon yield of 8.0% per annum and a half year coupon period. By the end of May 2009, TGK-8 redeemed all issued bonds in accordance with the conditions of the bond issue.
In December 2006, the Company issued 14 million non-convertible bonds with a face value of 1,000 Russian rubles each. Eight million bonds were placed with a maturity of 5 years and a coupon yield of 7.10% per annum and six million bonds were placed with a maturity of 7 years and a coupon yield of 7.40% per annum. All bonds were placed at the face value and have a half year coupon period.
In November 2004, the Company issued 6 million non-convertible bonds with a face value of 1,000 Russian rubles each, maturing on November 23, 2009. The bonds had a half year coupon period and beard interest at 7.25% per annum. In November 2009, the Company redeemed all issued bonds in accordance with the conditions of the bond issue.
Maturities of long-term debt
Annual maturities of total long-term debt during the next five years, including the portion classified as current, are $1,043 million in 2010, $1,890 million in 2011, $2,105 million in 2012, $524 million in 2013, $1,094 million in 2014 and $3,652 million thereafter.

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
As of January 1, 2009 and 2008, and during 2009, 2008 and 2007, the Group did not have any unrecognized tax benefits and thus, no interest and penalties related to unrecognized tax benefits were accrued. The Group’s policy is to record interest and penalties related to unrecognized tax benefits as components of income tax expense. In addition, the Group does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.
The Company and its Russian subsidiaries file standalone income tax returns in Russia. With a few exceptions, income tax returns in Russia are open to examination by the Russian tax authorities for the tax years beginning in 2007.
There are not currently, and have not been during the three years ended December 31, 2009, any provisions in the taxation legislation of the Russian Federation to permit the Group to reduce taxable profits in a Group company by offsetting tax losses in another Group company against such profits. Tax losses of a Group company in the Russian Federation may, however, be used fully or partially to offset taxable profits in the same company in any of the ten years following the year of loss.
Domestic and foreign components of income before income taxes were:

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Domestic	9,013	12,767	11,699
Foreign	50	(73)	1,316

Income before income taxes	9,063	12,694	13,015

Domestic and foreign components of income taxes were:

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Current
Domestic	1,677	3,614	2,940
Foreign	245	553	470

Current income tax expense	1,922	4,167	3,410

Deferred
Domestic	98	(523)	77
Foreign	(26)	(177)	(38)

Deferred income tax expense (benefit)	72	(700)	39

Total income tax expense	1,994	3,467	3,449

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 12. Taxes (continued)
The following table is a reconciliation of the amount of income tax expense that would result from applying the Russian combined statutory income tax rate to income before income taxes to total income taxes:

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Income before income taxes	9,063	12,694	13,015

Notional income tax at Russian statutory rate	1,813	3,047	3,123
Increase (reduction) in income tax due to:
Non-deductible items, net	252	792	372
Foreign rate differences	68	159	84
Effect of enacted tax rate changes	—	(299)	—
Domestic regional rate differences	(251)	(261)	(237)
Change in valuation allowance	112	29	107

Total income tax expense	1,994	3,467	3,449

Taxes other than income taxes were:

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Mineral extraction tax	5,452	12,267	8,482
Social taxes and contributions	399	512	442
Property tax	470	405	313
Other taxes and contributions	153	280	130

Taxes other than income taxes	6,474	13,464	9,367

Deferred income taxes are included in the consolidated balance sheets as follows:

	As of December	As of December
	31,2009	31,2008

Other current assets	66	92
Deferred income tax assets — non-current	549	521
Other current liabilities	(50)	(49)
Deferred income tax liabilities — non-current	(2,080)	(2,116)

Net deferred income tax liability	(1,515)	(1,552)

The following tables set out the tax effects of each type of temporary differences which give rise to deferred income tax assets and liabilities:

	As of December	As of December
	31,2009	31,2008

Accounts receivable	42	50
Long-term liabilities	295	208
Inventories	5	17
Property, plant and equipment	209	226
Accounts payable	28	10
Operating loss carry forwards	555	578
Other	132	166

Total gross deferred income tax assets	1,266	1,255
Less valuation allowance	(397)	(285)

Deferred income tax assets	869	970

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 12. Taxes (continued)

	As of December	As of December
	31,2009	31,2008

Property, plant and equipment	(2,189)	(2,226)
Accounts payable	(6)	(4)
Accounts receivable	(7)	(21)
Long-term liabilities	(58)	(118)
Inventories	(68)	(57)
Investments	(16)	—
Other	(40)	(96)

Deferred income tax liabilities	(2,384)	(2,522)

Net deferred income tax liability	(1,515)	(1,552)

As a result of acquisitions and business combinations during 2009 and 2008 the Group recognized a net deferred tax liability of $35 million and $891 million, respectively. Also, in 2009, the Group finalized purchase price allocation related to prior year acquisitions which resulted in a $140 million decrease of deferred tax liability.
As of December 31, 2009, retained earnings of foreign subsidiaries included $17,261 million for which deferred taxation has not been provided because remittance of the earnings has been indefinitely postponed through reinvestment and, as a result, such amounts are considered to be indefinitely invested. It is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings.
In accordance with ASC No. 830 (former SFAS No. 52, “Foreign currency translation”) and ASC No. 740 (former SFAS No. 109, “Accounting for Income Taxes”) deferred tax assets and liabilities are not recognized for the changes in exchange rate effects resulting from the translation of transactions and balances from the Russian rubles to the US dollar using historical exchange rates. Also, in accordance with ASC No. 740, no deferred tax assets or liabilities are recognized for the effects of the related statutory indexation of property, plant and equipment.
Based upon the levels of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management believes it is more likely than not that Group companies will realize the benefits of the deductible temporary differences and loss carry forwards, net of existing valuation allowances as of December 31, 2009 and 2008.
As of December 31, 2009, the Group had operating loss carry forwards of $2,273 million of which $757 million expire during 2010, $82 million expire during 2011, $196 million expire during 2012, $322 million expire during 2013, $58 million expire during 2014, $58 million expire during 2015, $9 million expire during 2016, $2 million expire during 2017, $12 million expire during 2018, $31 million expire during 2019, $1 million expire during 2020, $67 million expire during 2026, $77 million expire during 2027, $202 million expire during 2028, $2 million expire during 2035 and $397 million have an indefinite carry forward.
Note 13. Pension benefits
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

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 13. Pension benefits (continued)
The Company’s pension plan primarily consists of a defined benefit plan enabling employees to contribute a portion of their salary to the plan and at retirement to receive a lump sum amount from the Company equal to all past contributions made by the employee up to 2% (prior to 2009 — 7%) of their annual salary. Employees also have the right to receive upon retirement the benefits accumulated under the previous pension plan that was replaced in December 2003. These benefits have been fixed and included in the benefit obligation as of December 31, 2009 and 2008. The amount was determined primarily based on a formula including past pensionable service and relative salaries as of December 31, 2003.
The Company uses December 31 as the measurement date for its post employment and post retirement benefits program. An independent actuary has assessed the benefit obligations as of December 31, 2009 and 2008.
The following table provides information about the benefit obligations and plan assets as of December 31, 2009 and 2008. The benefit obligations below represent the projected benefit obligation of the pension plan.

	2009	2008

Benefit obligations
Benefit obligations as of January 1	288	328
Effect of exchange rate changes	(7)	(56)
Service cost	17	22
Interest cost	23	19
Plan amendments	6	21
Actuarial gain	(3)	(5)
Acquisitions	8	1
Benefits paid	(30)	(42)
Curtailment gain	(11)	—

Benefit obligations as of December 31	291	288

Plan assets
Fair value of plan assets as of January 1	88	108
Effect of exchange rate changes	(1)	(18)
Return on plan assets	12	6
Employer contributions	45	35
Divestiture	(6)	(1)
Benefits paid	(30)	(42)

Fair value of plan assets as of December 31	108	88

Funded status	(183)	(200)

Amounts recognized in the consolidated balance sheet as of December 31, 2009 and 2008
Accrued benefit liabilities included in “Other long-term liabilities”	(143)	(164)
Accrued benefit liabilities included in “Other current liabilities”	(40)	(36)
Weighted average assumptions used to determine benefit obligations as of December 31, 2009 and 2008:

	2009	2008

Discount rate	8.70%	9.00%
Rate of compensation increase	8.10%	8.61%

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 13. Pension benefits (continued)
Weighted average assumptions used to determine net periodic benefit costs for the year ended December 31, 2009 and 2008:

	2009	2008

Discount rate	9.00%	6.34%
Rate of compensation increase	8.61%	8.12%
Expected rate of return on plan assets	10.89%	10.49%
Included in accumulated other comprehensive loss as of December 31, 2009 and 2008, are the following before-tax amounts that have not yet been recognized in net periodic benefit cost:

	2009	2008

Unamortized prior service cost	96	92
Unrecognized actuarial gain	(10)	(5)

Total costs	86	87

Amounts recognized in other comprehensive loss during the year ended December 31, 2009 and 2008:

	2009	2008

Additional gain arising during the period	(5)	(1)
Additional prior service cost from plan amendment	6	21
Re-classified prior service cost amortization	(2)	(11)

Net amount recognized for the period	(1)	9

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

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 13. Pension benefits (continued)
The asset allocation of the investment portfolio maintained by LUKOIL-GARANT for the Group and its clients was as follows:

	As of December	As of December
Type of assets	31,2009	31,2008

Promissory notes of Russian issuers	3%	6%
Russian corporate bonds	25%	36%
Russian municipal bonds	4%	2%
Bank deposits	42%	22%
Equity securities of Russian issuers	8%	10%
Shares of OAO LUKOIL	2%	2%
Shares in investment funds	14%	20%
Other assets	2%	2%

	100%	100%

The investment strategy employed by LUKOIL-GARANT includes an overall goal to attain a maximum investment return, while guaranteeing the principal amount invested. The strategy is to invest with a medium-term perspective while maintaining a level of liquidity through proper allocation of investment assets. Investment policies include rules and limitations to avoid concentrations of investments.
The investment portfolio is primarily comprised of investments: bank deposits, securities with fixed yield and equity securities. The securities with fixed yield include mainly high yield corporate bonds and promissory notes of banks with low and medium risk ratings. Maturities range from one to three years.
Components of net periodic benefit cost were as follows:

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Service cost	17	22	15
Interest cost	23	19	16
Less expected return on plan assets	(10)	(11)	(9)
Amortization of prior service cost	2	11	8
Actuarial gain	—	—	(1)
Curtailment gain	(11)	—	—

Total net periodic benefit cost	21	41	29

Total employer contributions for 2010 are expected to be $40 million. An amount of $13 million before-tax is included in other comprehensive income and expected to be recognized in the net periodic benefit cost in 2010.
The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid:

						5-year period	5-year period
	2010	2011	2012	2013	2014	2010-2014	2015-2019

Pension benefits	54	13	14	13	13	107	49
Other long-term employee benefits	40	19	19	19	20	117	106

Total expected benefits to be paid	94	32	33	32	33	224	155

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 14. Stockholders’ equity
Common stock

	As of December	As of December
	31, 2009 (thousands of	31, 2008 (thousands of
	shares)	shares)

Authorized and issued common stock, par value of 0.025 Russian rubles each	850,563	850,563
Common stock held by subsidiaries, not considered as outstanding	(82)	(82)
Treasury stock	(3,836)	(3,836)

Outstanding common stock	846,645	846,645

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
The Company’s net profits were 45,148 million Russian rubles, 66,926 million Russian rubles and 64,917 million Russian rubles respectively for 2009, 2008 and 2007, pursuant to the statutory financial statements, which at the US dollar exchange rates as of December 31, 2009, 2008 and 2007, amounted to $1,493 million, $2,278 million and $2,645 million, respectively.
At the annual stockholders’ meeting on June 25, 2009, dividends were declared for 2008 in the amount of 50.00 Russian rubles per common share, which at the date of the meeting was equivalent to $1.61.
At the annual stockholders’ meeting on June 26, 2008, dividends were declared for 2007 in the amount of 42.00 Russian rubles per common share, which at the date of the meeting was equivalent to $1.78.
At the annual stockholders’ meeting on June 28, 2007, dividends were declared for 2006, in the amount of 38 Russian rubles per common share, which at the date of the decision was equivalent to $1.47.
Earnings per share
The weighted average number of outstanding common shares was 846,646 thousand shares, 840,108 thousand shares and 828,501 thousand shares for years ended December 31, 2009, 2008 and 2007, respectively. There is no potential dilution in earnings available to common stockholders and as such diluted earnings per share are not disclosed.
Note 15. Financial and derivative instruments
Fair value
The fair values of cash and cash equivalents, current accounts and notes receivable, long-term receivables and liquid securities are approximately equal to their value as disclosed in the consolidated financial statements. The fair value of long-term receivables was determined by discounting with estimated market interest rates for similar financing arrangements.

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 15. Financial and derivative instruments (continued)
The fair value of long-term debt differs from the amount disclosed in the consolidated financial statements. The estimated fair value of long-term debt as of December 31, 2009 and 2008 was $9,976 million and $5,425 million, respectively, as a result of discounting using estimated market interest rates for similar financing arrangements. These amounts include all future cash outflows associated with the long-term debt repayments, including the current portion and interest. Market interest rates mean the rates of raising long-term debt by companies with a similar credit rating for similar tenors, repayment schedules and similar other main terms. During the year ended December 31, 2009, the Group did not have significant transactions or events that would result in nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.
Derivative instruments
The Group uses financial and commodity-based derivative contracts to manage exposures to fluctuations in foreign currency exchange rates, commodity prices, or to exploit market opportunities. Since the Group is not currently using ASC Nos. 220, 310, 440 and 815 (former SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”) hedge accounting, all gains and losses, realized or unrealized, from derivative contracts have been recognized in the consolidated income statement.
ASC No. 815 requires purchase and sales contracts for commodities that are readily convertible to cash (e.g., crude oil, natural gas and gasoline) to be recorded on the balance sheet as derivatives unless the contracts are for quantities the Group expects to use or sell over a reasonable period in the normal course of business (i.e., contracts eligible for the normal purchases and normal sales exception). The Group does apply the normal purchases and normal sales exception to certain long-term contracts to sell oil products. This normal purchases and normal sales exception is applied to eligible crude oil and refined product commodity purchase and sales contracts; however, the Group may elect not to apply this exception (e.g., when another derivative instrument will be used to mitigate the risk of the purchase or sale contract but hedge accounting will not be applied, in which case both the purchase or sales contract and the derivative contract mitigating the resulting risk will be recorded on the balance sheet at fair value).
The fair value hierarchy for the Group’s derivative assets and liabilities accounted for at fair value on a recurring basis was:

	As of December 31, 2009				As of December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	—	1,065	—	1,065	—	1,995	—	1,995

Total assets	—	1,065	—	1,065	—	1,995	—	1,995

Liabilities
Commodity derivatives	—	(1,110)	—	(1,110)	—	(1,655)	—	(1,655)

Total liabilities	—	(1,110)	—	(1,110)	—	(1,655)	—	(1,655)

Net (liabilities) assets	—	(45)	—	(45)	—	340	—	340

The derivative values above are based on an analysis of each contract as the fundamental unit of account as required by ASC No. 820; therefore, derivative assets and liabilities with the same counterparty are not reflected net where the legal right of offset exists. Gains or losses from contracts in one level may be offset by gains or losses on contracts in another level or by changes in values of physical contracts or positions that are not reflected in the table above.

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 15. Financial and derivative instruments (continued)
Commodity derivative contracts
The Group operates in the worldwide crude oil, refined product, natural gas and natural gas liquids markets and is exposed to fluctuations in the prices for these commodities. These fluctuations can affect the Group’s revenues as well as the cost of operating, investing and financing activities. Generally, the Group’s policy is to remain exposed to the market prices of commodities. However, the Group uses futures, forwards, swaps and options in various markets to balance physical systems, meet customer needs, manage price exposures on specific transactions, and do a limited, immaterial amount of trading not directly related to the Group’s physical business. These activities may move the Group’s profile away from market average prices.
The fair value of commodity derivative assets and liabilities as of December 31, 2009 was:

As of December 31, 2009

Assets
Accounts receivable	1,065
Liabilities
Accounts payable	1,110

Hedge accounting has not been used for items in the table.
As required under ASC No. 815 the amounts shown in the preceding table are presented gross (i.e., without netting assets and liabilities with the same counterparty where the right of offset and intent to net exist). Derivative assets and liabilities resulting from eligible commodity contracts have been netted in the consolidated balance sheet and are recorded as accounts receivable in the amount of $59 million and accounts payable in the amount of $104 million.
The gains and losses from commodity derivatives were included in the consolidated income statements in “Cost of purchased crude oil, gas and products” and for the years ended December 31, 2009 and 2008 were in total amount of net loss of $781 million (of which realized losses were $406 million and unrealized losses were $375 million) and net income of $902 million (of which realized gain was $502 million and unrealized gain was $400 million), respectively.
As of December 31, 2009, the net position of outstanding commodity derivative contracts, primarily to manage price exposure on underlying operations, was not significant.
Currency exchange rate derivative contracts
The Group has foreign currency exchange rate risk resulting from its international operations. The Group does not comprehensively hedge the exposure to currency rate changes, although the Group selectively hedges certain foreign currency exchange rate exposures, such as firm commitments for capital projects or local currency tax payments and dividends.
The fair value of foreign currency derivatives assets and liabilities open at December 31, 2009 was not significant.
The impact from foreign currency derivatives during the year ended December 31, 2009 on the consolidated income statement was not significant. The net position of outstanding foreign currency swap contracts as of December 31, 2009 also was not significant.

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 15. Financial and derivative instruments (continued)
Credit risk
The Group’s financial instruments that are potentially exposed to concentrations of credit risk consist primarily of cash equivalents, over-the-counter derivative contracts and trade receivables. Cash equivalents are placed in high-quality commercial paper, money market funds and time deposits with major international banks and financial institutions.
The credit risk from the Group’s over-the-counter derivative contracts, such as forwards and swaps, derives from the counterparty to the transaction, typically a major bank or financial institution. Individual counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant non-performance. The Group also uses futures contracts, but futures have a negligible credit risk because they are traded on the New York Mercantile Exchange or the ICE Futures.
Certain of the Group’s derivative instruments contain provisions that require the Group to post collateral if the derivative exposure exceeds a threshold amount. The Group has contracts with fixed threshold amounts and other contracts with variable threshold amounts that are contingent on the Group’s credit rating. The variable threshold amounts typically decline for lower credit ratings, while both the variable and fixed threshold amounts typically revert to zero if the Group falls below investment grade. Cash is the primary collateral in all contracts; however, many contracts also permit the Group to post letters of credit as collateral.
There were no derivative instruments with such credit-risk-related contingent features that were in a liability position on December 31, 2009. The Group posted $21 million in collateral in the normal course of business for the over-the-counter derivatives. If the Group’s credit rating were lowered one level from its “BBB-” rating (per Standard and Poors) on December 31, 2009, and it would be below investment grade, the Group would be required to post additional collateral of $5 million to the Group’s counterparties for the over-the-counter derivatives, either with cash or letters of credit. The maximum additional collateral based on the lowest downgrade would be $14 million in total.
Note 16. Business combinations
During 2009, a Group company acquired the remaining 25.2% of share capital of OAO RITEK (“RITEK”) for $235 million, thereby increasing the Group’s share to 100%. RITEK is a crude oil producing company operating in European Russia and Western Siberia.
In the first quarter of 2009, the Group acquired 100% interests in OOO Smolenskneftesnab, OOO IRT Investment, OOO PM Invest and OOO Retaier House for $238 million. These are holding companies, which between them own 96 petrol stations and plots of land in Moscow, the Moscow region and other regions of central European Russia. This acquisition was made in order to expand the Group’s presence on the most advantageous retail market in the Russian Federation. The Group allocated $165 million to goodwill, $113 million to property, plant and equipment, $15 million to other assets, $8 million to deferred tax liability and $47 million to other liabilities. The value of property, plant and equipment was determined by an independent appraiser.
In the fourth quarter of 2008, the Group acquired 100% interests in ZAO Association Grand and OOO Mega Oil M for $493 million. ZAO Association Grand and OOO Mega Oil M are holding companies, owning 181 petrol stations in Moscow, the Moscow region and other regions of central European Russia. This acquisition was made in order to expand the Group’s presence on the most advantageous retail market in the Russian Federation. The Group allocated $196 million to goodwill, $334 million to property, plant and equipment, $46 million to other assets, $14 million to deferred tax liability and $69 million to other liabilities. The value of property, plant and equipment was determined by an independent appraiser.

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 16. Business combinations (continued)
In March 2008, a Group company entered into an agreement with a related party, whose management and directors include members of the Group’s management and Board of Directors, to acquire a 64.31% interest in TGK-8 for approximately $2,117 million. The purchase consideration partly consists of 23.55 million shares of common stock of the Company (at a market value of approximately $1,620 million). The transaction was finalized in May 2008. The following table summarizes the determined fair value of the assets acquired and liabilities assumed of TGK-8 at the date of acquisition. The value of property, plant and equipment was determined by an independent appraiser.

Cash and short-term investments	724
Other current assets	266
Property, plant and equipment	2,092
Other non-current assets	319

Total assets acquired	3,401

Current liabilities	(196)
Non-current deferred tax liabilities	(357)
Long-term debt	(149)
Minority interest	(582)

Total liabilities assumed	(1,284)

Net assets acquired	2,117

From May to December 2008, a Group company acquired additional interests in TGK-8 for a total of $1,075 million. These acquisitions increased the Group’s ownership to 95.53%. As a result of this additional acquisition the Group recognized property, plant and equipment and a deferred tax liability amounting to $802 million and $192 million, respectively. From January to June 2009, a Group company acquired the remaining 4.47% of share capital of TGK-8 for approximately $127 million. The acquisition increased the Group’s ownership to 100%. TGK-8 is a power generating company which owns power plants located in the Astrakhan, Volgograd and Rostov regions, the Krasnodar and Stavropol Districts, and the Republic of Dagestan of the Russian Federation. This acquisition is made in accordance with the Company’s plans to develop its electric power business.
In July 2008, a Group company signed an agreement to acquire a 100% interest in the Akpet group for $555 million. The transaction was finalized in November 2008. Based on the agreement there were three payments of purchase consideration: the first payment in the amount of $250 million was paid at the date of finalization; second and third deferred payments were paid in April and October 2009. The Akpet group operated 689 petrol filling stations on the basis of dealer agreements and owned eight refined product terminals, five LNG storage tanks, three jet fuel terminals and a lubricant production plant in Turkey. The Group allocated $114 million to goodwill, $271 million to intangible assets and $241 million to property, plant and equipment. The value of intangible assets and property, plant and equipment was determined by an independent appraiser.
In March 2008, a Group company entered into an agreement to acquire 75 petrol stations and storage facilities in Bulgaria for approximately $367 million. The transaction was finalized in the second quarter of 2008. The Group determined the fair value of assets acquired and as a result recognized property, plant and equipment of $367 million.
These business combinations did not have a material impact on the Group’s consolidated operations for the years ended December 31, 2009 and 2008. Therefore, no pro-forma income statement information has been provided.

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
NMNG’s total assets were approximately $5.9 billion and $7.1 billion as of December 31, 2009 and 2008, respectively.
The Group and ConocoPhillips agreed to provide financing to NMNG by means of long-term loans in proportion to their effective ownership interests. These loans mature from 2035 to 2038, with the option to be extended for a further 35 years with the agreement of both parties. As of December 31, 2009, borrowings under these agreements bear fixed interest in the range of 6.8% to 8.2% per annum.
As of December 31, 2009, the amount outstanding to ConocoPhillips from NMNG was $1,660 million, which consists of a number of loans with a weighted-average interest rate of 7.79% per annum. This amount is presented within “Long-term loans and borrowings from related parties.”
Note 18. Financial guarantees
The Group has entered into various guarantee arrangements. These arrangements were entered into in order to optimize affiliated companies’ financing terms. The undiscounted maximum amount of potential future payments for the guarantees issued in favour of equity companies was $50 million and $161 million as of December 31, 2009 and 2008, respectively.
Note 19. Commitments and contingencies
Capital expenditure, exploration and investment programs
The Group owns and operates refineries in Bulgaria (LUKOIL Neftochim Bourgas AD) and Romania (Petrotel-LUKOIL S.A.). As a result of Bulgaria and Romania joining the European Union in 2007, LUKOIL Neftochim Bourgas AD and Petrotel-LUKOIL S.A. are required to upgrade their refining plants to comply with the requirements of European Union legislation in relation to the quality of produced petroleum products and environmental protection. These requirements are stricter than those which previously existed under Bulgarian and Romanian legislation. The Group estimates the amount of future capital commitment required to upgrade LUKOIL Neftochim Bourgas AD and Petrotel-LUKOIL S.A. to be approximately $49 million and $44 million, respectively.
Under the terms of existing exploration and production license agreements in Russia the Group has to fulfill certain operations: oil and gas exploration, wells drilling, fields development, etc., and the Group also has commitments to reach a defined level of extraction on the fields. Management believes that the Group’s approved annual capital expenditure budgets fully cover all the requirements of the described license obligations.

OAO LUKOIL Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 19. Commitments and contingencies (continued)
Group companies have commitments for capital expenditure contributions in the amount of $565 million related to various production sharing agreements over the next 28 years.
The Company has signed a three-year agreement for drilling services with OOO Eurasia Drilling Company. The volume of these services is based on the Group’s capital construction program, which is re-evaluated on an annual basis. The Group estimates the amount of capital commitment under this agreement for 2010 to be approximately $610 million.
The Company has signed a strategic agreement for the ongoing provision of construction, engineering and technical services with ZAO Globalstroy-Engineering. The volume of these services is based on the Group’s capital construction program, which is re-evaluated on an annual basis. The Group estimates the amount of capital commitment under this agreement for 2010 to be approximately $126 million.
The Group has a commitment to purchase equipment for modernization of its petrochemical refinery Karpatnaftochim Ltd., located in Ukraine, during next two years in the amount of $55 million.
The Group has a commitment to execute the capital construction program of TGK-8 (refer to Note 16. Business combinations) and under the terms of this program power plants with total capacity of 890 MW should be constructed. Currently the Group is approving certain amendments to the capital construction program, which included its extension by the end of 2013. As of December 31, 2009, the Group estimates the amount of this commitment to be approximately $944 million.
Operating lease obligations
Group companies have commitments of $974 million primarily for the lease of vessels and petroleum distribution outlets. Operating lease expenses were $185 million and $170 million during the years ended December 31, 2009 and 2008, respectively. Commitments for minimum rentals under these leases as of December 31, 2009 are as follows:

As of December
31, 2009

2010	276
2011	172
2012	135
2013	104
2014	93
beyond	194
Insurance
The insurance industry in the Russian Federation and certain other areas where the Group has operations is in the course of development. Management believes that the Group has adequate property damage coverage for its main production assets. In respect of third party liability for property and environmental damage arising from accidents on Group property or relating to Group operations, the Group has insurance coverage that is generally higher than insurance limits set by the local legal requirements. Management believes that the Group has adequate insurance coverage of the risks, which could have a material effect on the Group’s operations and financial position.
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

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 19. Commitments and contingencies (continued)
As liabilities in respect of the Group’s environmental obligations are able to be determined, they are charged against income. The likelihood and amount of liabilities relating to environmental obligations under proposed or any future legislation cannot be reasonably estimated at present and could become material. Under existing legislation, however, management believes that there are no significant unrecorded liabilities or contingencies, which could have a materially adverse effect on the operating results or financial position of the Group.
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
Taxation environment
The taxation systems in the Russian Federation and other emerging markets where Group companies operate are relatively new and are characterized by numerous taxes and frequently changing legislation, which is often unclear, contradictory, and subject to interpretation. Often, differing interpretations exist among different tax authorities within the same jurisdictions and among taxing authorities in different jurisdictions. Taxes are subject to review and investigation by a number of authorities, which are enabled by law to impose severe fines, penalties and interest charges. In the Russian Federation a tax year remains open for review by the tax authorities during the three subsequent calendar years; however, under certain circumstances a tax year may remain open longer. Recent events within the Russian Federation suggest that the tax authorities are taking a more assertive position in their interpretation and enforcement of tax legislation. Such factors may create taxation risks in the Russian Federation and other emerging markets where Group companies operate substantially more significant than those in other countries where taxation regimes have been subject to development and clarification over long periods.
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
Litigation and claims
On November 27, 2001, Archangel Diamond Corporation (“ADC”), a Canadian diamond development company, filed a lawsuit in the District Court of Denver, Colorado against OAO Archangelskgeoldobycha (“AGD”), a Group company, and the Company (together the “Defendants”). ADC alleged that the Defendants interfered with the transfer of a diamond exploration license to Almazny Bereg, a joint venture between ADC and AGD. ADC claimed total damages of approximately $4.8 billion, including compensatory damages of $1.2 billion and punitive damages of $3.6 billion. On October 15, 2002, the District Court dismissed the lawsuit for lack of personal jurisdiction.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 19. Commitments and contingencies (continued)
This ruling was upheld by the Colorado Court of Appeals on March 25, 2004. On November 21, 2005, the Colorado Supreme Court affirmed the lower courts’ ruling that no specific jurisdiction exists over the Defendants. By virtue of this finding, AGD (the holder of the diamond exploration license) was dismissed from the lawsuit. The Supreme Court found, however, that the trial court made a procedural error by failing to hold an evidentiary hearing before making its ruling concerning general jurisdiction regarding the Company, which is whether the Company had systematic and continuous contacts in the State of Colorado at the time the lawsuit was filed. In a modified opinion dated December 19, 2005, the Colorado Supreme Court remanded the case to the Colorado Court of Appeals (instead of the District Court) to consider whether the lawsuit should have been dismissed on alternative grounds (i.e., forum non conveniens). On June 29, 2006, the Colorado Court of Appeals declined to dismiss the case based on forum non conveniens. The Company filed a petition for certiorari on August 28, 2006, asking the Colorado Supreme Court to review this decision. On March 5, 2007, the Colorado Supreme Court remanded the case to the District Court. On June 11, 2007, the District Court ruled it would conduct an evidentiary hearing on the issue of whether the Company is subject to general personal jurisdiction in the State of Colorado. Discovery regarding jurisdiction was commenced. On June 26, 2009, three creditors of ADC filed an Involuntary Bankruptcy Petition putting ADC into bankruptcy. ADC ultimately confirmed entry of an Order For Relief and the matter was converted to a Chapter 11 Case by order dated September 29, 2009. On November 25, 2009, after adding a claim, ADC removed the case from the Colorado District Court to the US Bankruptcy Court. On December 22, 2009, the Company filed a motion seeking to have the case remanded to the Colorado District Court. On December 31, 2009, before there was a ruling on the motion seeking remand ADC filed a motion seeking withdrawal of the reference from the bankruptcy and the case be heard by US District Court. On February 3, 2010, the US Bankruptcy Court ordered the Motion For Withdrawal Of The Reference be transferred to the US District Court for further action. All pending motions as well as discovery are stayed pending further order of the Court. Management plans to vigorously defend the matter. Management does not believe that the ultimate resolution of this matter will have a material adverse effect on the Group’s financial condition.
In 2008 and 2009, the Federal Anti-monopoly Service of the Russian Federation (“FAS of Russia”) issued two decisions against major Russian oil companies, including the Company and the Group’s refinery plants alleging abuse of their dominant position in the oil products wholesale market of the Russian Federation.
The Moscow Arbitration Court combined all refinery plants’ appeals against the first decision. The next appeal hearing was scheduled for April 8, 2010.
The second decision of FAS of Russia was appealed by the refinery plants in their local courts. On February 8, 2010, the Arbitration Court of Nizhi Novgorod Region satisfied the request of OOO LUKOIL-Nizhnegorodnefteorgsintez to recognize as illegal the decisions of FAS of Russia dated September 10, 2009 and the resolution to impose fines in the amount of $80 million. The appeals of the other refinery plants are currently suspended.
In the second half of 2008 and first half of 2009, the FAS of Russia filed claims against several Group companies in relation to violation of the anti-monopoly regulation. The companies were accused of violations primarily involving abuse of their dominant market position via setting monopolistically high retail prices in coordination with other market participants. These claims are being appealed in the courts.
The total amount of penalties assessed under the administrative law for the violation of anti-monopoly regulation by the Group in 2008-2009 is $290 million. Management believes that the Group complied with all regulatory and legal requirements and, consequently, believes that the ultimate resolution of the antimonopoly claims will lead to cancellation or significant reduction of these penalties and will not have a material adverse impact on the Group’s operating results or financial condition.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 19. Commitments and contingencies (continued)
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
Note 20. Related party transactions
In the rapidly developing business environment in the Russian Federation, companies and individuals have frequently used nominees and other forms of intermediary companies in transactions. The senior management of the Company believes that the Group has appropriate procedures in place to identify and properly disclose transactions with related parties in this environment and has disclosed all of the relationships identified which it deemed to be significant. Related party sales and purchases of oil and oil products were primarily to and from affiliated companies and the Company’s shareholder ConocoPhillips. Related party processing services were provided by affiliated refineries. Insurance services were provided by the related parties, whose management and directors include members of the Group’s management.
Below are related party transactions not disclosed elsewhere in the financial statements. Refer also to Notes 3, 4, 7, 10, 11, 13, 16, 17, 18 and 21 for other transactions with related parties.
Sales of oil and oil products to related parties were $1,152 million, $436 million and $652 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Other sales to related parties were $69 million, $86 million and $77 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Purchases of oil and oil products from related parties were $862 million, $1,891 million and $1,363 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Purchases of processing services from related parties were $539 million, nil and nil for the years ended December 31, 2009, 2008 and 2007, respectively.
Purchases of insurance services from related parties were nil, $93 million and $143 million during the years ended December 31, 2009, 2008 and 2007, respectively.
Other purchases from related parties were $28 million, $33 million and $26 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Amounts receivable from related parties, including loans and advances, were $591 million and $248 million as of December 31, 2009 and 2008, respectively. Amounts payable to related parties were $97 million and $36 million as of December 31, 2009 and 2008, respectively.
Note 21. Compensation plan
During the period from 2007 to 2009, the Company had a compensation plan available to certain members of management, which is based on assigned shares and provides compensation consisting of two parts.
The first part represented annual bonuses that are based on the number of assigned shares and amount of dividend per share. The payment of these bonuses is contingent on the Group meeting certain financial KPIs in each financial year. The second is based upon the Company’s common stock appreciation from 2007 to 2009, with rights vested in December 2009. The number of assigned shares is approximately 15.5 million shares. For the first part of the share plan the Group recognizes a liability based on expected dividends and number of assigned shares.

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 21. Compensation plan (continued)
The second part of the share plan is classified as equity and the grant date fair value of the plan is estimated using the Black-Scholes-Merton option-pricing model. Related to this plan the Group recorded $105 million, $134 million and $125 million of compensation expense during the years ended December 31, 2009, 2008 and 2007, respectively, of which $20 million, $103 million and $103 million are recognized as an increase in additional paid-in capital in respective periods. Because of unfavorable market situation the conditions for exercising the second part of this share plan were not met therefore no payments or share transfers to employees took place.
In December 2009, the Company introduced a new compensation plan to certain members of management for the period from 2010 to 2012. Its conditions are similar to the conditions of the previous compensation plan. The number of assigned shares is approximately 17.3 million shares. The Group is currently finalizing the calculation of the grant date fair value of the new plan.
Note 22. Segment information
Presented below is information about the Group’s operating and geographical segments for the years ended December 31, 2009, 2008 and 2007, in accordance with ASC No. 280 (former SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”).
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
Operating segments

		Refining,
	Exploration	marketing and
2009	and production	distribution	Chemicals	Other	Elimination	Consolidated

Sales
Third parties	2,257	76,650	1,022	1,154	—	81,083
Inter-segment	22,096	784	162	1,765	(24,807)	—

Total sales	24,353	77,434	1,184	2,919	(24,807)	81,083

Operating expenses and total cost of purchases	3,668	55,943	812	2,346	(23,668)	39,101
Depreciation, depletion and amortization	2,613	936	41	347	—	3,937
Interest expense	886	1,205	14	407	(1,845)	667
Income tax expense	1,221	821	12	(1)	(59)	1,994
Net income	5,456	2,263	(69)	(310)	(329)	7,011
Total assets	54,924	56,299	1,371	18,091	(51,666)	79,019
Capital expenditures	4,687	1,391	113	343	—	6,534

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 22. Segment information (continued)

		Refining,
	Exploration	marketing and
2008	and production	distribution	Chemicals	Other	Elimination	Consolidated

Sales
Third parties	1,753	103,132	2,067	728	—	107,680
Inter-segment	25,854	1,582	28	2,057	(29,521)	—

Total sales	27,607	104,714	2,095	2,785	(29,521)	107,680

Operating expenses and total cost of purchases	3,779	67,061	1,934	2,361	(29,158)	45,977
Depreciation, depletion and amortization	1,938	817	34	169	—	2,958
Interest expense	870	570	4	295	(1,348)	391
Income tax expense	955	2,510	14	(66)	54	3,467
Net income	4,234	5,130	(117)	(160)	57	9,144
Total assets	47,130	45,039	940	12,751	(34,399)	71,461
Capital expenditures	7,889	2,150	121	429	—	10,589

		Refining,
	Exploration	marketing and
2007	and production	distribution	Chemicals	Other	Elimination	Consolidated

Sales
Third parties	1,527	77,960	2,348	56	—	81,891
Inter-segment	22,331	2,191	19	325	(24,866)	—

Total sales	23,858	80,151	2,367	381	(24,866)	81,891

Operating expenses and total cost of purchases	3,813	52,032	1,904	206	(23,801)	34,154
Depreciation, depletion and amortization	1,427	663	28	54	—	2,172
Interest expense	611	621	4	218	(1,121)	333
Income tax expense	1,783	1,639	23	4	—	3,449
Net income	4,686	4,770	148	243	(336)	9,511
Total assets	43,395	41,091	1,004	8,412	(34,270)	59,632
Capital expenditures	7,262	1,822	171	117	—	9,372
Geographical segments

	2009	2008	2007

Sales of crude oil within Russia	735	600	440
Export of crude oil and sales of crude oil by foreign subsidiaries	19,914	24,007	19,258
Sales of petroleum products within Russia	8,101	13,872	9,583
Export of petroleum products and sales of petroleum products by foreign subsidiaries	46,888	62,542	47,154
Sales of chemicals within Russia	514	880	733
Export of chemicals and sales of chemicals by foreign subsidiaries	574	1,232	1,569
Other sales within Russia	2,235	2,335	1,644
Other export sales and other sales by foreign subsidiaries	2,122	2,212	1,510

Total sales	81,083	107,680	81,891

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 22. Segment information (continued)

2009	Western Siberia	European Russia	International	Elimination	Consolidated

Sales
Third parties	130	13,750	67,203	—	81,083
Inter-segment	11,035	26,918	18	(37,971)	—

Total sales	11,165	40,668	67,221	(37,971)	81,083

Operating expenses and total cost of purchases	2,035	15,151	59,061	(37,146)	39,101
Depletion, depreciation and amortization	963	2,223	751	—	3,937
Interest expense	62	643	406	(444)	667
Income taxes	624	1,210	219	(59)	1,994
Net income	2,873	4,638	(168)	(332)	7,011
Total assets	20,418	43,890	28,038	(13,327)	79,019
Capital expenditures	1,878	3,186	1,470	—	6,534

2008	Western Siberia	European Russia	International	Elimination	Consolidated

Sales
Third parties	138	19,905	87,637	—	107,680
Inter-segment	15,436	38,808	40	(54,284)	—

Total sales	15,574	58,713	87,677	(54,284)	107,680

Operating expenses and total cost of purchases	2,011	19,789	78,220	(54,043)	45,977
Depletion, depreciation and amortization	832	1,499	627	—	2,958
Interest expense	37	196	260	(102)	391
Income taxes	640	2,397	376	54	3,467
Net income	1,848	7,615	(449)	130	9,144
Total assets	17,136	37,598	23,577	(6,850)	71,461
Capital expenditures	2,915	5,660	2,014	—	10,589

2007	Western Siberia	European Russia	International	Elimination	Consolidated

Sales
Third parties	118	13,226	68,547	—	81,891
Inter-segment	14,045	31,781	30	(45,856)	—

Total sales	14,163	45,007	68,577	(45,856)	81,891

Operating expenses and total cost of purchases	1,995	17,323	59,692	(44,856)	34,154
Depletion, depreciation and amortization	649	969	554	—	2,172
Interest expense	22	244	239	(172)	333
Income taxes	973	2,044	432	—	3,449
Net income	3,587	5,341	884	(301)	9,511
Total assets	16,227	32,764	20,805	(10,164)	59,632
Capital expenditures	2,253	5,448	1,671	—	9,372

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 22. Segment information (continued)
The Group’s international sales to third parties include sales in Switzerland of $37,724 million, $47,066 million and $35,868 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Group’s international sales to third parties include sales in the USA of $8,144 million, $12,171 million and $11,481 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts are attributed to individual countries based on the jurisdiction of subsidiaries making the sale.
Note 23. Subsequent events
In accordance with the requirements of ASC No. 855, “Subsequent events,” the Group evaluated subsequent events through the date the financial statements were available to be issued. Therefore subsequent events were evaluated by the Group up to March 19, 2010.
In January 2010, the Company signed a development and production agreement at West Qurna-2 field located in the south of Iraq. The parties to the agreement are: Iraq’s state-owned South Oil Company and the contracting consortium formed by the Iraqi state-owned North Oil Company, the Company and Norway’s Statoil ASA. The Company’s share in the project is 56.25%. As at the day of the agreement the Group has a commitment in the amount of approximately $281 million. The West Qurna-2 field has recoverable reserves of about 12.9 billion barrels.

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

This section provides unaudited supplemental information on oil and gas exploration and production activities in accordance with ASC No. 932 (former SFAS No. 69, “Disclosures About Oil and Gas Producing Activities”) in six separate tables:
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
I. Capitalized costs relating to oil and gas producing activities

				Group’s
			Total	share in
			consolidated	equity
As of December 31, 2009	International	Russia	companies	companies	Total

Unproved oil and gas properties	545	305	850	285	1,135
Proved oil and gas properties	5,826	47,237	53,063	1,998	55,061
Accumulated depreciation, depletion, and amortization	(1,201)	(16,460)	(17,661)	(454)	(18,115)

Net capitalized costs	5,170	31,082	36,252	1,829	38,081

Net capitalized costs related to asset retirement obligations in the amount of $815 million, as of December 31, 2009, was included in net capitalized costs.

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

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

II. Costs incurred in oil and gas property acquisition, exploration, and development activities

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2009	International	Russia	companies	companies	Total

Acquisition of properties — proved	—	17	17	1,154	1,171
Acquisition of properties — unproved	—	23	23	97	120
Exploration costs	221	162	383	11	394
Development costs	549	3,726	4,275	146	4,421

Total costs incurred	770	3,928	4,698	1,408	6,106

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2008	International	Russia	companies	companies	Total

Acquisition of properties — proved	806	6	812	—	812
Acquisition of properties — unproved	49	5	54	6	60
Exploration costs	357	313	670	9	679
Development costs	719	6,430	7,149	139	7,288

Total costs incurred	1,931	6,754	8,685	154	8,839

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2007	International	Russia	companies	companies	Total
Acquisition of properties — proved	—	393	393	—	393
Acquisition of properties — unproved	27	486	513	—	513
Exploration costs	180	366	546	12	558
Development costs	670	5,887	6,557	103	6,660

Total costs incurred	877	7,132	8,009	115	8,124

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

III. Results of operations for oil and gas producing activities
The Group’s results of operations for oil and gas producing activities are presented below. In accordance with ASC No. 932, sales and transfers to Group companies are based on market prices. Income taxes are based on statutory rates. The results of operations exclude corporate overhead and interest costs.

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2009	International	Russia	companies	companies	Total

Revenue
Sales	1,472	13,870	15,342	824	16,166
Transfers	—	11,850	11,850	17	11,867

Total revenues	1,472	25,720	27,192	841	28,033

Production costs (excluding production taxes)	(195)	(2,592)	(2,787)	(98)	(2,885)
Exploration expense	(147)	(71)	(218)	(10)	(228)
Depreciation, depletion, and amortization	(323)	(2,235)	(2,558)	(105)	(2,663)
Accretion expense	—	(43)	(43)	—	(43)
Taxes other than income taxes	(206)	(12,830)	(13,036)	(186)	(13,222)
Related income taxes	(198)	(1,399)	(1,597)	(203)	(1,800)

Total results of operations for producing activities	403	6,550	6,953	239	7,192

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2008	International	Russia	companies	companies	Total

Revenue
Sales	1,839	24,307	26,146	1,112	27,258
Transfers	—	17,941	17,941	11	17,952

Total revenues	1,839	42,248	44,087	1,123	45,210

Production costs (excluding production taxes)	(202)	(3,006)	(3,208)	(74)	(3,282)
Exploration expense	(356)	(131)	(487)	(7)	(494)
Depreciation, depletion, and amortization	(313)	(1,572)	(1,885)	(52)	(1,937)
Accretion expense	—	(25)	(25)	—	(25)
Taxes other than income taxes	(61)	(24,668)	(24,729)	(170)	(24,899)
Related income taxes	(294)	(3,272)	(3,566)	(481)	(4,047)

Total results of operations for producing activities	613	9,574	10,187	339	10,526

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2007	International	Russia	companies	companies	Total

Revenue
Sales	1,351	15,232	16,583	883	17,466
Transfers	—	15,444	15,444	79	15,523

Total revenues	1,351	30,676	32,027	962	32,989

Production costs (excluding production taxes)	(140)	(2,638)	(2,778)	(76)	(2,854)
Exploration expense	(158)	(149)	(307)	(13)	(320)
Depreciation, depletion, and amortization	(259)	(1,130)	(1,389)	(33)	(1,422)
Accretion expense	—	(21)	(21)	—	(21)
Taxes other than income taxes	(7)	(17,087)	(17,094)	(134)	(17,228)
Related income taxes	(384)	(2,378)	(2,762)	(336)	(3,098)

Total results of operations for producing activities	403	7,273	7,676	370	8,046

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

IV. Reserve quantity information
Proved reserves are the estimated quantities of oil and gas reserves which geological and engineering data demonstrate will be recoverable with reasonable certainty in future years from known reservoirs under existing economic and operating conditions. In accordance with ASC No. 932 existing economic and operating conditions are based on the 12-months average price (for the year 2009) or year-end price (for the periods before 2009) and the year-end costs. Proved reserves do not include additional quantities of oil and gas reserves that may result from applying secondary or tertiary recovery techniques not yet tested and determined to be economic.
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
Management has included within proved reserves significant quantities which the Group expects to produce after the expiry dates of certain of its current production licenses in the Russian Federation. The Subsoil Law of the Russian Federation states that, upon expiration, a license is subject to renewal at the initiative of the license holder provided that further exploration, appraisal, production or remediation activities are necessary and provided that the license holder has not violated the terms of the license. Since the law applies both to newly issued and old licenses and the Group has currently renewed nearly 50% of its licenses, management believes that licenses will be renewed upon their expiration for the remainder of the economic life of each respective field.
In January 2010, the FASB issued ASU No. 2010-03, “Extractive activities — Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.” The adoption of ASU No. 2010-03 did not have a significant impact on the Group’s proved reserves and standardized measure of discounted future net cash flows.
Estimated net proved oil and gas reserves and changes thereto for the years ended December 31, 2009, 2008 and 2007, are shown in the tables set out below.

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

				Group's share
				in equity
Millions of barrels	Consolidated subsidiaries			companies	Total

	International	Russia	Total

Crude oil
January 1, 2007	410	15,183	15,593	334	15,927
Revisions of previous estimates	2	35	37	(23)	14
Purchase of hydrocarbons in place*	—	178	178	(104)	74
Extensions and discoveries	20	463	483	35	518
Production	(26)	(668)	(694)	(19)	(713)
Sales of reserves	(105)	—	(105)	—	(105)

December 31, 2007	301	15,191	15,492	223	15,715
Revisions of previous estimates	80	(1,205)	(1,125)	1	(1,124)
Purchase of hydrocarbons in place	17	19	36	5	41
Extensions and discoveries	30	493	523	6	529
Production	(24)	(660)	(684)	(19)	(703)

December 31, 2008	404	13,838	14,242	216	14,458
Revisions of previous estimates	(85)	(636)	(721)	15	(706)
Purchase of hydrocarbons in place	—	39	39	102	141
Extensions and discoveries	37	503	540	—	540
Production	(27)	(673)	(700)	(20)	(720)
Sales of reserves	—	(17)	(17)	—	(17)

December 31, 2009	329	13,054	13,383	313	13,696

Proved developed reserves

December 31, 2007	164	9,715	9,879	180	10,059

December 31, 2008	208	8,806	9,014	156	9,170

December 31, 2009	186	8,442	8,628	199	8,827

* Purchase of hydrocarbons in place for equity companies includes transfers of reserves to the consolidated group upon those equity companies becoming subject to consolidation.
The minority interest share included in the above total proved reserves was 242 million barrels, 426 million barrels and 559 million barrels as of December 31, 2009, 2008 and 2007, respectively. The minority interest share included in the above proved developed reserves was 135 million barrels, 203 million barrels and 228 million barrels as of December 31, 2009, 2008 and 2007, respectively. Substantially all minority interests relate to the reserves in the Russian Federation.

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

				Group's share
				in equity
Billions of cubic feet	Consolidated subsidiaries			companies	Total

	International	Russia	Total

Natural gas
January 1, 2007	4,276	22,128	26,404	193	26,597
Revisions of previous estimates	506	550	1,056	(2)	1,054
Purchase of hydrocarbons in place*	—	19	19	(14)	5
Extensions and discoveries	207	630	837	7	844
Production	(87)	(482)	(569)	(10)	(579)

December 31, 2007	4,902	22,845	27,747	174	27,921
Revisions of previous estimates	566	(386)	180	4	184
Purchase of hydrocarbons in place	1,395	4	1,399	—	1,399
Extensions and discoveries	118	310	428	7	435
Production	(175)	(500)	(675)	(11)	(686)

December 31, 2008	6,806	22,273	29,079	174	29,253
Revisions of previous estimates	(294)	(6,081)	(6,375)	(3)	(6,378)
Purchase of hydrocarbons in place	—	13	13	130	143
Extensions and discoveries	294	164	458	—	458
Production	(175)	(436)	(611)	(15)	(626)

December 31, 2009	6,631	15,933	22,564	286	22,850

Proved developed reserves:

December 31, 2007	1,369	6,553	7,922	133	8,055

December 31, 2008	1,912	5,893	7,805	114	7,919

December 31, 2009	2,002	5,636	7,638	157	7,795

* Purchase of hydrocarbons in place for equity companies includes transfers of reserves to the consolidated group upon those equity companies becoming subject to consolidation.
The minority interest share included in the above total proved reserves was 36 billion cubic feet, 34 billion cubic feet and 49 billion cubic feet as of December 31, 2009, 2008 and 2007, respectively. The minority interest share included in the above proved developed reserves was 23 billion cubic feet, 24 billion cubic feet and 30 billion cubic feet as of December 31, 2009, 2008 and 2007, respectively. Substantially all minority interests relate to the reserves in the Russian Federation.
As a result of changes to development plans and commissioning dates, the Company transferred part of its gas reserves from the category of proved reserves into lower reserve categories and into resources. Management believes that these volumes will be returned into the proved reserves category as their development start date draws nearer or some new technologies are applied.

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

V. Standardized measure of discounted future net cash flows
The standardized measure of discounted future net cash flows, related to the above oil and gas reserves, is calculated in accordance with the requirements of ASC No. 932. Estimated future cash inflows from production are computed by applying the 12-months average price (for the year 2009) or year-end price (for the periods before 2009) for oil and gas to year-end quantities of estimated net proved reserves. Adjustment in this calculation for future price changes is limited to those required by contractual arrangements in existence at the end of each reporting year. Future development and production costs are those estimated future expenditures necessary to develop and produce year-end estimated proved reserves based on year-end cost indices, assuming continuation of year-end economic conditions. Estimated future income taxes are calculated by applying appropriate year-end statutory tax rates. These rates reflect allowable deductions and tax credits and are applied to estimated future pre-tax net cash flows, less the tax bases of related assets. Discounted future net cash flows have been calculated using a ten percent discount factor. Discounting requires a year-by-year estimate of when future expenditures will be incurred and when reserves will be produced.
The information provided in the tables set out below does not represent management’s estimate of the Group’s expected future cash flows or of the value of the Group’s proved oil and gas reserves. Estimates of proved reserve quantities are imprecise and change over time as new information becomes available. Moreover, probable and possible reserves, which may become proved in the future, are excluded from the calculations. The arbitrary valuation prescribed under ASC No. 932 requires assumptions as to the timing and amount of future development and production costs. The calculations should not be relied upon as an indication of the Group’s future cash flows or of the value of its oil and gas reserves.

			Total	Group’s share
			consolidated	in equity
	International	Russia	companies	companies	Total

As of December 31, 2009
Future cash inflows	31,025	385,266	416,291	14,816	431,107
Future production and development costs	(18,778)	(254,811)	(273,589)	(7,692)	(281,281)
Future income tax expenses	(2,337)	(22,285)	(24,622)	(1,489)	(26,111)

Future net cash flows	9,910	108,170	118,080	5,635	123,715
Discount for estimated timing of cash flows (10% p.a.)	(6,468)	(66,015)	(72,483)	(3,013)	(75,496)

Discounted future net cash flows	3,442	42,155	45,597	2,622	48,219

Minority share in discounted future net cash flows	—	1,370	1,370	—	1,370
Included as a part of the $281 billion of future production and development costs are $6.5 billion of future dismantlement, abandonment and rehabilitation costs.

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

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

VI. Principal sources of changes in the standardized measure of discounted future net cash flows

Consolidated companies	2009	2008	2007

Discounted present value as at January 1	42,570	71,871	45,568

Net changes due to purchases and sales of minerals in place	86	(279)	(46)
Sales and transfers of oil and gas produced, net of production costs	(11,151)	(15,663)	(11,848)
Net changes in prices and production costs estimates	36,633	(113,710)	75,908
Net changes in mineral extraction taxes	(27,376)	79,317	(43,384)
Extensions and discoveries, less related costs	1,878	1,423	2,947
Development costs incurred during the period	3,201	3,528	2,308
Revisions of previous quantity estimates	(4,495)	(3,520)	980
Net change in income taxes	(1,104)	11,054	(6,562)
Other changes	70	123	185
Accretion of discount	5,285	8,426	5,815

Discounted present value at December 31	45,597	42,570	71,871

Group’s share in equity companies	2009	2008	2007

Discounted present value as at January 1	1,006	4,828	2,888

Net changes due to purchases and sales of minerals in place	1,182	17	(367)
Sales and transfers of oil and gas produced, net of production costs	(547)	(872)	(739)
Net changes in prices and production costs estimates	2,129	(6,343)	3,622
Net changes in mineral extraction taxes	(1,086)	901	(643)
Extensions and discoveries, less related costs	3	38	1,020
Development costs incurred during the period	31	51	74
Revisions of previous quantity estimates	137	13	(716)
Net change in income taxes	(442)	1,553	(629)
Other changes	95	239	(38)
Accretion of discount	114	581	356

Discounted present value at December 31	2,622	1,006	4,828

Total	2009	2008	2007

Discounted present value as at January 1	43,576	76,699	48,456

Net changes due to purchases and sales of minerals in place	1,268	(262)	(413)
Sales and transfers of oil and gas produced, net of production costs	(11,698)	(16,535)	(12,587)
Net changes in prices and production costs estimates	38,762	(120,053)	79,530
Net changes in mineral extraction taxes	(28,462)	80,218	(44,027)
Extensions and discoveries, less related costs	1,881	1,461	3,967
Development costs incurred during the period	3,232	3,579	2,382
Revisions of previous quantity estimates	(4,358)	(3,507)	264
Net change in income taxes	(1,546)	12,607	(7,191)
Other changes	165	362	147
Accretion of discount	5,399	9,007	6,171

Discounted present value at December 31	48,219	43,576	76,699

CONOCOPHILLIPS
INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarterly period ended June 30, 2008; File No. 001-32395).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ConocoPhillips (incorporated by reference to Exhibit 3.2 to the Current Report of ConocoPhillips on Form 8-K filed on August 30, 2002; File No. 000-49987).

3.3	By-Laws of ConocoPhillips, as amended on December 12, 2008 (incorporated by reference to Exhibit 3.1 to the Current Report of ConocoPhillips on Form 8-K filed on December 12, 2008; File No. 001-32395).

4.1	Rights agreement, dated as of June 30, 2002, between ConocoPhillips and Mellon Investor Services LLC, as rights agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report of ConocoPhillips on Form 8-K filed on August 30, 2002; File No. 000-49987).

ConocoPhillips and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10 percent of the total assets of ConocoPhillips and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, ConocoPhillips agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Shareholder Agreement, dated September 29, 2004, by and between LUKOIL and ConocoPhillips (incorporated by reference to Exhibit 99.2 of the Current Report of ConocoPhillips on Form 8-K filed on September 30, 2004; File No. 333-74798).

10.2	1986 Stock Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.11 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.3	1990 Stock Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.12 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.4	Annual Incentive Compensation Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.13 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.5	Incentive Compensation Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(g) to the Annual Report of ConocoPhillips Company on Form 10-K for the year ended December 31, 1999; File No. 1-720).

Exhibit
Number	Description

10.6	ConocoPhillips Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.7	Non-Employee Director Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.18 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.8	Omnibus Securities Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.19 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.9	Key Employee Missed Credited Service Retirement Plan of ConocoPhillips (incorporated by reference to Exhibit 10.10 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.10	Phillips Petroleum Company Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.22 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.11	ConocoPhillips Key Employee Supplemental Retirement Plan (incorporated by reference to Exhibit 10.11 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.12.1	Defined Contribution Make-Up Plan of ConocoPhillips—Title I (incorporated by reference to Exhibit 10.13.1 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.12.2	Defined Contribution Make-Up Plan of ConocoPhillips—Title II (incorporated by reference to Exhibit 10.12.2 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.13	2002 Omnibus Securities Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.26 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.14	1998 Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.27 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.15	1998 Key Employee Stock Performance Plan of ConocoPhillips (incorporated by reference to Exhibit 10.28 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.16	Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips (incorporated by reference to Exhibit 10.17 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

Exhibit
Number	Description

10.17	ConocoPhillips Form Indemnity Agreement with Directors (incorporated by reference to Exhibit 10.34 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.18	Rabbi Trust Agreement dated December 17, 1999 (incorporated by reference to Exhibit 10.11 of the Annual Report of ConocoPhillips Holding Company on Form 10-K for the year ended December 31, 1999; File No. 001-14521).

10.18.1	Amendment to Rabbi Trust Agreement dated February 25, 2002 (incorporated by reference to Exhibit 10.39.1 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.19	ConocoPhillips Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10.40 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2003; File No. 000-49987).

10.19.1	First and Second Amendments to the ConocoPhillips Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarterly period ended June 30, 2008; File No. 001-32395).

10.20	ConocoPhillips Matching Gift Plan for Directors and Executives (incorporated by reference to Exhibit 10.41 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2003; File No. 000-49987).

10.21.1	Key Employee Deferred Compensation Plan of ConocoPhillips—Title I (incorporated by reference to Exhibit 10.23.1 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.21.2	Key Employee Deferred Compensation Plan of ConocoPhillips—Title II (incorporated by reference to Exhibit 10.21.2 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.22	ConocoPhillips Key Employee Change in Control Severance Plan (incorporated by reference to Exhibit 10.22 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.23	ConocoPhillips Executive Severance Plan (incorporated by reference to Exhibit 10.23 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.24	2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix C of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2004 Annual Meeting of Shareholders; File No. 000-49987).

10.25	Aircraft Time Sharing Agreement by and between James J. Mulva and ConocoPhillips (incorporated by reference to Exhibit 10 of the Quarterly Report of ConocoPhillips on Form 10-Q for the quarterly period ended June 30, 2007; File No. 001-32395).

10.26	Form of Stock Option Award Agreement under the ConocoPhillips Stock Option and Stock Appreciation Rights Program (incorporated by reference to Exhibit 10.26 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

Exhibit
Number	Description

10.27	Form of Restricted Stock Unit Award Agreement under the ConocoPhillips Performance Share Program (incorporated by reference to Exhibit 10.27 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.28	Omnibus Amendments to certain ConocoPhillips employee benefit plans, adopted December 7, 2007 (incorporated by reference to Exhibit 10.30 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2007; File No. 001-32395).

10.29	Letter Agreement between ConocoPhillips and John E. Lowe, dated October 1, 2008 (incorporated by reference to Exhibit 99.1 to the Current Report of ConocoPhillips on Form 8-K filed on October 1, 2008; File No. 001-32395).

10.30	Annex to Nonqualified Deferred Compensation Arrangements of ConocoPhillips (incorporated by reference to Exhibit 10.30 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.31	2009 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix A of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Shareholders; File No. 001-32395).

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries of ConocoPhillips.

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.1**	Consent of ZAO KPMG, Independent Auditors of OAO LUKOIL.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Exhibit
Number	Description

32*	Certifications pursuant to 18 U.S.C. Section 1350.

32.1**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS* XBRL Instance Document.

101.SCH*XBRL Schema Document.

101.CAL*XBRL Calculation Linkbase Document.

101.DEF* XBRL Definition Linkbase Document.

101.LAB*XBRL Labels Linkbase Document.

101.PRE* XBRL Presentation Linkbase Document.

*	Included as part of the original 2009 Form 10-K filed on February 25, 2010.

**	Filed herewith as part of this Amendment No. 1 on Form 10-K/A.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONOCOPHILLIPS
April 1, 2010	/s/ Glenda M. Schwarz
Glenda M. Schwarz
Vice President and Controller