Form 10-Q
period 2010-03-31
CONOCOPHILLIPS
filed 2010-05-04
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-32395

ConocoPhillips
(Exact name of registrant as specified in its charter)

Delaware	01-0562944
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
600 North Dairy Ashford, Houston, TX 77079
(Address of principal executive offices)            (Zip Code)
281-293-1000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x ] No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]
The registrant had 1,488,318,070 shares of common stock, $.01 par value, outstanding at March 31, 2010.

CONOCOPHILLIPS

Page
Part I – Financial Information

Item 1. Financial Statements
Consolidated Income Statement	1
Consolidated Balance Sheet	2
Consolidated Statement of Cash Flows	3
Notes to Consolidated Financial Statements	4
Supplementary Information—Condensed Consolidating Financial Information	25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	47

Part II – Other Information

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6. Exhibits	50

Signature	51
EX-12
EX-18
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended
	March 31
	2010	2009	(2)
Revenues and Other Income
Sales and other operating revenues(1)	$44,821	30,741
Equity in earnings of affiliates	868	373
Other income	73	124

Total Revenues and Other Income	45,762	31,238

Costs and Expenses
Purchased crude oil, natural gas and products	31,521	19,759
Production and operating expenses	2,527	2,545
Selling, general and administrative expenses	444	475
Exploration expenses	383	225
Depreciation, depletion and amortization	2,318	2,230
Impairments	91	3
Taxes other than income taxes(1)	4,037	3,464
Accretion on discounted liabilities	114	104
Interest and debt expense	301	310
Foreign currency transaction (gains) losses	36	131

Total Costs and Expenses	41,772	29,246

Income before income taxes	3,990	1,992
Provision for income taxes	1,878	1,176

Net income	2,112	816
Less: net income attributable to noncontrolling interests	(14)	(16)

Net Income Attributable to ConocoPhillips	$2,098	800

Net Income Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$1.41	.54
Diluted	1.40	.54

Dividends Paid Per Share of Common Stock (dollars)(3)	$.50	.47

Average Common Shares Outstanding (in thousands)
Basic	1,492,861	1,485,890
Diluted	1,503,565	1,495,247

(1)Includes excise taxes on petroleum products sales:	$3,220	3,060
(2)Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
(3)A quarterly dividend of 55 cents per share was declared on March 24, 2010, payable on June 1, 2010, to stockholders of record at the close of business on May 24, 2010.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	March 31	December 31
	2010	2009 *

Assets
Cash and cash equivalents	$855	542
Accounts and notes receivable (net of allowance of $69 million in 2010 and $76 million in 2009)	10,968	11,861
Accounts and notes receivable—related parties	1,662	1,354
Inventories	7,300	4,940
Prepaid expenses and other current assets	2,808	2,470

Total Current Assets	23,593	21,167
Investments and long-term receivables	36,764	35,742
Loans and advances—related parties	2,560	2,352
Net properties, plants and equipment	86,623	87,708
Goodwill	3,635	3,638
Intangibles	815	823
Other assets	820	708

Total Assets	$154,810	152,138

Liabilities
Accounts payable	$14,392	14,168
Accounts payable—related parties	1,545	1,317
Short-term debt	2,763	1,728
Accrued income and other taxes	4,105	3,402
Employee benefit obligations	540	846
Other accruals	3,260	2,234

Total Current Liabilities	26,605	23,695
Long-term debt	26,225	26,925
Asset retirement obligations and accrued environmental costs	8,661	8,713
Joint venture acquisition obligation—related party	4,839	5,009
Deferred income taxes	17,891	17,956
Employee benefit obligations	4,138	4,130
Other liabilities and deferred credits	3,034	3,097

Total Liabilities	91,393	89,525

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2010—1,735,391,399 shares; 2009—1,733,345,558 shares)
Par value	17	17
Capital in excess of par	43,742	43,681
Grantor trusts (at cost: 2010—38,726,514 shares; 2009—38,742,261 shares)	(666)	(667)
Treasury stock (at cost: 2010—208,346,815 shares; 2009—208,346,815 shares)	(16,211)	(16,211)
Accumulated other comprehensive income	3,275	3,065
Unearned employee compensation	(69)	(76)
Retained earnings	32,749	32,214

Total Common Stockholders’ Equity	62,837	62,023
Noncontrolling interests	580	590

Total Equity	63,417	62,613

Total Liabilities and Equity	$154,810	152,138

*Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Three Months Ended
	March 31
	2010	2009 *
Cash Flows From Operating Activities
Net income	$2,112	816
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	2,318	2,230
Impairments	91	3
Dry hole costs and leasehold impairments	133	123
Accretion on discounted liabilities	114	104
Deferred taxes	(35)	(221)
Undistributed equity earnings	(503)	(280)
Gain on asset dispositions	(24)	(39)
Other	(187)	(2)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	677	1,860
Decrease (increase) in inventories	(2,439)	(1,454)
Decrease (increase) in prepaid expenses and other current assets	(398)	(201)
Increase (decrease) in accounts payable	396	(529)
Increase (decrease) in taxes and other accruals	785	(525)

Net Cash Provided by Operating Activities	3,040	1,885

Cash Flows From Investing Activities
Capital expenditures and investments	(2,071)	(2,906)
Proceeds from asset dispositions	132	86
Long-term advances/loans—related parties	(248)	(88)
Collection of advances/loans—related parties	27	11
Other	3	(29)

Net Cash Used in Investing Activities	(2,157)	(2,926)

Cash Flows From Financing Activities
Issuance of debt	362	6,033
Repayment of debt	(15)	(4,102)
Issuance of company common stock	9	(21)
Dividends paid on company common stock	(744)	(696)
Other	(186)	(203)

Net Cash Provided by (Used in) Financing Activities	(574)	1,011

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	77

Net Change in Cash and Cash Equivalents	313	47
Cash and cash equivalents at beginning of period	542	755

Cash and Cash Equivalents at End of Period	$855	802

*Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips
Note 1—Interim Financial Information
The interim-period financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments, in the opinion of management, necessary for a fair presentation of the consolidated financial position of ConocoPhillips and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature. To enhance your understanding of these interim financial statements, see the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K.
Note 2—Changes in Accounting Principles
LUKOIL Accounting
Effective January 1, 2010, we changed the method used to determine our equity-method share of LUKOIL’s earnings. Prior to 2010, we estimated our LUKOIL equity earnings for the current quarter based on current market indicators, publicly available LUKOIL information and other objective data. This earnings estimation process was necessary because, historically, LUKOIL’s accounting cycle close and preparation of U.S. generally accepted accounting principles (GAAP) financial statements occurred subsequent to our reporting deadline, and for certain periods this timing gap exceeded 93 days. Although Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 323, “Investments—Equity Method and Joint Ventures,” provides that when financial statements of an investee are not sufficiently timely, then the investor should record its share of earnings or loss based on the most recently available financial statements, SEC guidance indicates this timing gap should not exceed 93 days. Recently, the timing gap has been reduced to less than 93 days for all reporting periods. Accordingly, we believe it is now preferable to implement a change in accounting principle to record our equity-method share of LUKOIL’s earnings on a one-quarter lag basis, rather than using an earnings estimate for the current quarter. We believe the new method is preferable as it improves reporting reliability, while maintaining an acceptable level of relevance.
This change in accounting principle to a one-quarter lag under ASC Topic 323 has been applied retrospectively, by recasting prior period financial information. The following table summarizes the line items affected on the consolidated income statement:

	Millions of Dollars
	Three Months Ended March 31
	2010			2009
	Computed	As	Effect	As		Effect
	with	Reported	of	Originally	As	of
	Estimate	with Lag	Change	Reported	Adjusted	Change

Equity in earnings of affiliates	$751	868	117	415	373	(42)
Provision for income taxes	1,877	1,878	1	1,178	1,176	(2)
Net Income	1,996	2,112	116	856	816	(40)
Net Income Attributable to ConocoPhillips	1,982	2,098	116	840	800	(40)

Net Income Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$1.33	1.41	0.08	0.57	0.54	(0.03)
Diluted	1.32	1.40	0.08	0.56	0.54	(0.02)

The following table summarizes the line items affected on the consolidated balance sheet:

	Millions of Dollars
	March 31, 2010			December 31, 2009
	Computed	As	Effect	As		Effect
	with	Reported	of	Originally	As	of
	Estimate	with Lag	Change	Reported	Adjusted	Change

Investments and long-term receivables	$37,098	36,764	(334)	36,192	35,742	(450)
Deferred income taxes	17,897	17,891	(6)	17,962	17,956	(6)
Retained earnings	33,077	32,749	(328)	32,658	32,214	(444)

There was no cumulative impact to retained earnings as of January 1, 2009, as a result of the accounting change. This was due to the impairment of our LUKOIL investment during 2008 to its fair market value on December 31, 2008.
The following table summarizes the line items affected on the consolidated statement of cash flows:

	Millions of Dollars
	Three Months Ended March 31
	2010			2009
	Computed	As	Effect	As		Effect
	with	Reported	of	Originally	As	of
	Estimate	with Lag	Change	Reported	Adjusted	Change

Net income	$1,996	2,112	116	856	816	(40)
Deferred taxes	(36)	(35)	1	(219)	(221)	(2)
Undistributed equity earnings	(386)	(503)	(117)	(322)	(280)	42

Transfers of Financial Assets
In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” which was codified into FASB ASC Topic 860, “Transfers and Servicing.” This Statement removes the concept of a qualifying special purpose entity (SPE) and the exception for qualifying SPEs from the consolidation guidance. Additionally, the Statement clarifies the requirements for financial asset transfers eligible for sale accounting. This Statement was effective January 1, 2010, and did not impact our consolidated financial statements.
Variable Interest Entities (VIEs)
Also in June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” to address the effects of the elimination of the qualifying SPE concept in SFAS No. 166, and other concerns about the application of key provisions of consolidation guidance for VIEs. This Statement was codified into FASB ASC Topic 810, “Consolidation.” More specifically, Topic 810 requires a qualitative rather than a quantitative approach to determine the primary beneficiary of a VIE, it amends certain guidance pertaining to the determination of the primary beneficiary when related parties are involved, and it amends certain guidance for determining whether an entity is a VIE. Additionally, this Statement requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE. This Statement was effective January 1, 2010, and its adoption did not impact our consolidated financial statements, other than the required disclosures. For additional information, see Note 3—Variable Interest Entities (VIEs).

Note 3—Variable Interest Entities (VIEs)
We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:
We have a 30 percent ownership interest with a 50 percent governance interest in the OOO Naryanmarneftegaz (NMNG) joint venture to develop resources in the Timan-Pechora province of Russia. The NMNG joint venture is a VIE because we and a related party, OAO LUKOIL, have disproportionate interests. When related parties are involved in a VIE and neither party has the power to direct the activities of the VIE without the consent of the other party, reasonable judgment should take into account the relevant facts and circumstances for the determination of the primary beneficiary. The activities of NMNG are more closely aligned with LUKOIL because they share Russia as a home country, and LUKOIL conducts extensive exploration and production activities in the same province. Additionally, there are no financial guarantees given by LUKOIL or us, and LUKOIL owns 70 percent, versus our 30 percent direct interest. As a result, we have determined we are not the primary beneficiary of NMNG, and we use the equity method of accounting for this investment. The funding of NMNG has been provided with equity contributions, primarily for the development of the Yuzhno Khylchuyu (YK) Field. At March 31, 2010, the book value of our investment in the venture was $1,587 million.
Production from the NMNG joint venture fields is transported via pipeline to LUKOIL’s terminal at Varandey Bay on the Barents Sea and then shipped via tanker to international markets. LUKOIL completed an expansion of the terminal’s gross oil-throughput capacity from 30,000 barrels per day to 240,000 barrels per day, and we participated in the design and financing of the expansion. The terminal entity, Varandey Terminal Company, is a VIE because we and LUKOIL have disproportionate interests. We had an obligation to fund, through loans, 30 percent of the terminal’s expansion costs, but have no governance or direct ownership interest in the terminal. We determined we are not the primary beneficiary for Varandey because LUKOIL has the power to direct the activities that most influence Varandey’s economic performance. We account for our loan to Varandey as a financial asset. Principal repayments began in April 2009. The loan balance outstanding as of March 31, 2010, at current exchange rates, was $275 million.
We have an agreement with Freeport LNG Development, L.P. (Freeport LNG) to participate in a liquefied natural gas (LNG) receiving terminal in Quintana, Texas. We have no ownership in Freeport LNG; however, we own a 50 percent interest in Freeport LNG GP, Inc. (Freeport GP), which serves as the general partner managing the venture. We entered into a credit agreement with Freeport LNG, whereby we agreed to provide loan financing for the construction of the terminal. We also entered into a long-term agreement with Freeport LNG to use 0.9 billion cubic feet per day of regasification capacity. The terminal became operational in June 2008, and we began making payments under the terminal use agreement. Freeport LNG began making loan repayments in September 2008, and the loan balance outstanding as of March 31, 2010, was $691 million. Freeport LNG is a VIE because Freeport GP holds no equity in Freeport LNG, and the limited partners of Freeport LNG do not have any substantive decision making ability. We are not the primary beneficiary because the equity holders of Freeport GP are not related parties and have equally shared power. Neither party has the power to direct the significant activities without the consent of the other party, in which case neither party is considered to be the primary beneficiary. The loan to Freeport LNG is accounted for as a financial asset, and our investment in Freeport GP is accounted for as an equity investment.

Note 4—Inventories
Inventories consisted of the following:

	Millions of Dollars
	March 31	December 31
	2010	2009

Crude oil and petroleum products	$6,305	3,955
Materials, supplies and other	995	985

	$7,300	4,940

Inventories valued on the last-in, first-out (LIFO) basis totaled $6,110 million and $3,747 million at March 31, 2010, and December 31, 2009, respectively. The excess of current replacement cost over LIFO cost of inventories amounted to $5,752 million and $5,627 million at March 31, 2010, and December 31, 2009, respectively.
Note 5—Assets Held for Sale
At March 31, 2010, we classified $333 million of noncurrent assets, primarily investments in equity affiliates, as held for sale and most of this amount is included in “Prepaid expenses and other current assets.” We also classified $75 million of noncurrent deferred tax liabilities as current, based on their held for sale status.
In April 2010, we entered into definitive agreements with subsidiaries of Sinopec International Petroleum Exploration and Production Company to sell our 9.03 percent interest in the Syncrude Canada Ltd. joint venture (Syncrude) for approximately $4.65 billion. The transaction is anticipated to close in the third quarter of 2010, subject to Canadian and Chinese government approvals. Syncrude met the held-for-sale criteria during the second quarter, and we expect it to be reflected as held for sale in our June 30, 2010, balance sheet. The carrying value of our Syncrude net assets at March 31, 2010, was $1,793 million. In addition, there is an associated net deferred tax liability of $414 million.
Note 6—Investments, Loans and Long-Term Receivables
LUKOIL
Our ownership interest in LUKOIL was 20 percent at March 31, 2010, based on 851 million shares authorized and issued. For financial reporting under U.S. GAAP, treasury shares held by LUKOIL are not considered outstanding for determining our equity method ownership interest in LUKOIL. Our ownership interest, based on estimated shares outstanding, was 20.09 percent at March 31, 2010.
At March 31, 2010, the book value of our ordinary share investment in LUKOIL was $6,809 million. Our 20 percent share of the net assets of LUKOIL was estimated to be $11,262 million. A majority of this negative basis difference of $4,453 million is being amortized on a straight-line basis over a 22-year useful life as an increase to equity earnings. On March 31, 2010, the closing price of LUKOIL shares on the London Stock Exchange was $56.70 per share, making the total market value of our LUKOIL investment $9,645 million. For additional information about accounting for our LUKOIL investment, see Note 2—Changes in Accounting Principles.
Loans to Related Parties
As part of our normal ongoing business operations and consistent with industry practice, we invest and enter into numerous agreements with other parties to pursue business opportunities, which share costs and apportion risks among the parties as governed by the agreements. Included in such activity are loans made to certain affiliated companies. Significant loans to affiliated companies at March 31, 2010, included the following:
•	$691 million in loan financing to Freeport LNG Development, L.P.

•	$275 million in loan financing at March 2010 exchange rates to Varandey Terminal Company.

•	$1,051 million in project financing and an additional $91 million of accrued interest to Qatargas 3.

•	$550 million in loan financing to WRB Refining LLC.
The long-term portion of these loans are included in the “Loans and advances—related parties” line on the consolidated balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.”
Other Investments
We have investments remeasured at fair value on a recurring basis to support certain nonqualified deferred compensation plans. The fair value of these assets at March 31, 2010, was $329 million, and substantially the entire value is categorized in Level 1 of the fair value hierarchy. These investments are measured at fair value using a market approach based on quotations from national securities exchanges.
Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a 70,000 barrel-per-day delayed coker and related facilities at the Sweeny Refinery used to produce fuel-grade petroleum coke. Prior to August 28, 2009, MSLP was owned 50/50 by us and Petróleos de Venezuela S.A. (PDVSA). Under the agreements that govern the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery gave us the right to acquire PDVSA’s 50 percent ownership interest in MSLP. On August 28, 2009, we exercised that right. PDVSA recently initiated arbitration in the International Chamber of Commerce challenging our actions. We continue to use the equity method of accounting for our investment in MSLP.
Note 7—Properties, Plants and Equipment
Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, depletion and amortization (Accum. DD&A), was:

	Millions of Dollars
	March 31, 2010			December 31, 2009
	Gross	Accum.	Net	Gross	Accum.	Net
	PP&E	DD&A	PP&E	PP&E	DD&A	PP&E

E&P	$115,611	46,641	68,970	115,224	45,577	69,647
Midstream	124	76	48	123	74	49
R&M	22,835	6,838	15,997	23,047	6,714	16,333
LUKOIL Investment	-	-	-	-	-	-
Chemicals	-	-	-	-	-	-
Emerging Businesses	1,139	301	838	1,198	300	898
Corporate and Other	1,657	887	770	1,650	869	781

	$141,366	54,743	86,623	141,242	53,534	87,708

Suspended Wells
Our capitalized cost of suspended wells at March 31, 2010, was $976 million, an increase of $68 million from $908 million at year-end 2009. For the category of exploratory well costs capitalized for a period greater than one year as of December 31, 2009, none was charged to dry hole expense during the first three months of 2010.

Note 8—Impairments
As a result of our decision to end our participation in the new refinery project in Yanbu Industrial City, Saudi Arabia, we recorded a before-tax property impairment of $88 million in international R&M to write-off capitalized project costs.
Note 9—Debt
We have two commercial paper programs supported by our $7.85 billion revolving credit facilities: the ConocoPhillips $6.35 billion program, primarily a funding source for short-term working capital needs, and the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, which is used to fund commitments relating to the Qatargas 3 Project. Commercial paper maturities are generally limited to 90 days. At both March 31, 2010 and December 31, 2009, we had no direct outstanding borrowings under our revolving credit facilities, but $40 million in letters of credit had been issued. In addition, under the two commercial paper programs, there was $1,662 million of commercial paper outstanding at March 31, 2010, compared with $1,300 million at December 31, 2009. Since we had $1,662 million of commercial paper outstanding and had issued $40 million of letters of credit, we had access to $6.1 billion in borrowing capacity under our revolving credit facilities at March 31, 2010.
At March 31, 2010, we classified $1,113 million of short-term debt as long-term debt, based on our ability and intent to refinance the obligation on a long-term basis under our revolving credit facilities.
Note 10—Joint Venture Acquisition Obligation
We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL Partnership. Quarterly principal and interest payments of $237 million began in the second quarter of 2007 and will continue until the balance is paid. Of the principal obligation amount, approximately $668 million was short-term and was included in the “Accounts payable—related parties” line on our March 31, 2010, consolidated balance sheet. The principal portion of these payments, which totaled $162 million in the first three months of 2010, are included in the “Other” line in the financing activities section of our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.

Note 11—Noncontrolling Interests
Activity for the equity attributable to noncontrolling interests for the first three months of 2010 and 2009 was as follows:

	Millions of Dollars
	2010			2009*
	Common	Non-		Common	Non-
	Stockholders’	Controlling	Total	Stockholders’	Controlling	Total
	Equity	Interest	Equity	Equity	Interest	Equity

Balance at January 1	$62,023	590	62,613	55,165	1,100	56,265
Net income	2,098	14	2,112	800	16	816
Dividends	(1,563)	-	(1,563)	(696)	-	(696)
Distributions to noncontrolling interests	-	(24)	(24)	-	(17)	(17)
Other changes, net**	279	-	279	(214)	(1)	(215)

Balance at March 31	$62,837	580	63,417	55,055	1,098	56,153

  * Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
** Includes components of other comprehensive income, which are disclosed separately in Note 15—Comprehensive Income.
Note 12—Guarantees
At March 31, 2010, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
Construction Completion Guarantees
•	In December 2005, we issued a construction completion guarantee for 30 percent of the $4 billion in loan facilities of Qatargas 3, which are being used to finance the construction of an LNG train in Qatar. Of the $4 billion in loan facilities, we committed to provide $1.2 billion. The maximum potential amount of future payments to third-party lenders under the guarantee is estimated to be $850 million, which could become payable if the full debt financing is utilized and completion of the Qatargas 3 Project is not achieved. The project financing will be nonrecourse to ConocoPhillips upon certified completion, which is expected in 2011. At March 31, 2010, the carrying value of the guarantee to third-party lenders was $11 million.
Guarantees of Joint Venture Debt
•	In June 2006, we issued a guarantee for our ownership percentage of $2 billion in credit facilities of Rockies Express Pipeline LLC, operated by Kinder Morgan Energy Partners, L.P. At March 31, 2010, the total carrying value of this guarantee was $11 million, and Rockies Express had no amount outstanding under the credit facilities. In April 2010, the credit facilities were reduced to $200 million and our guarantee was released.
•	At March 31, 2010, we had guarantees outstanding for our portion of joint venture debt obligations, which have terms of up to 16 years. The maximum potential amount of future payments under the guarantees is approximately $80 million. Payment would be required if a joint venture defaults on its debt obligations.

Other Guarantees
•	In conjunction with our purchase of a 50 percent ownership interest in Australia Pacific LNG (APLNG) from Origin Energy in October 2008, we agreed to participate, if and when requested, in any parent company guarantees that were outstanding at the time we purchased our interest in APLNG. These parent company guarantees cover the obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of 7 to 22 years. Our maximum potential amount of future payments, or cost of volume delivery, under these guarantees is estimated to be $1,475 million ($3,185 million in the event of intentional or reckless breach) at March 2010 exchange rates based on our 50 percent share of the remaining contracted volumes, which could become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the partners do not make necessary equity contributions into APLNG.
•	We have other guarantees with maximum future potential payment amounts totaling $450 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures, a guarantee of minimum charter revenue for two LNG vessels, one small construction completion guarantee, guarantees of the lease payment obligations of a joint venture, and guarantees of the residual value of leased corporate aircraft. At March 31, 2010, the carrying value of these guarantees to third-party lenders was $1 million. These guarantees generally extend up to 15 years or life of the venture.
Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at March 31, 2010, was $396 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $249 million of environmental accruals for known contamination that are included in asset retirement obligations and accrued environmental costs at March 31, 2010. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.
Note 13—Contingencies and Commitments
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
We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2010, our balance sheet included a total environmental accrual of $979 million, compared with $1,017 million at December 31, 2009. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.
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
Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at March 31, 2010, we had performance obligations secured by letters of credit of $1,850 million (of which $40 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business.
Long-Term Throughput Agreements and Take-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements to support financing arrangements. The agreements typically provide for natural gas or crude oil transportation to be used in the ordinary course of the company’s business. The aggregate amounts of estimated payments under these various agreements are: 2010—$125 million; 2011—$125 million; 2012—$122 million; 2013—$120 million; 2014—$121 million; and 2015 and after—$308 million. Total payments under the agreements were $114 million in 2009, $119 million in 2008 and $103 million in 2007.
Note 14—Financial Instruments and Derivative Contracts
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

These contracts are classified as Level 3. A contract that is initially classified as Level 3 due to absence or insufficient corroboration of broker quotes over a material portion of the contract will transfer to Level 2 when the portion of the trade having no quotes or insufficient corroboration becomes an insignificant portion of the contract. A contract would also transfer to Level 2 if we began using a corroborated broker quote that has become available. Conversely, if a corroborated broker quote ceases to be available or used by us, the contract would transfer from Level 2 to Level 3. There were no transfers in or out of Level 1.
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
The fair value hierarchy for our derivative assets and liabilities accounted for at fair value on a recurring basis was:

	Millions of Dollars
	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	$2,596	1,744	75	4,415	1,710	1,659	61	3,430
Foreign exchange derivatives	-	30	-	30	-	45	-	45

Total assets	2,596	1,774	75	4,445	1,710	1,704	61	3,475

Liabilities
Commodity derivatives	(2,903)	(1,541)	(15)	(4,459)	(1,797)	(1,496)	(24)	(3,317)
Foreign exchange derivatives	-	(36)	-	(36)	-	(47)	-	(47)

Total liabilities	(2,903)	(1,577)	(15)	(4,495)	(1,797)	(1,543)	(24)	(3,364)

Net assets (liabilities)	$(307)	197	60	(50)	(87)	161	37	111

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

The fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy changed as follows during the first quarters of 2010 and 2009:

	Millions of Dollars
	Three Months Ended
	March 31
	2010	2009
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance	$37	40
Total gains (losses), realized and unrealized
Included in earnings	32	26
Included in other comprehensive income	-	-
Purchases, issuances and settlements	(3)	(10)
Transfers into Level 3	-	57
Transfers out of Level 3	(6)	(17)

Ending balance	$60	96

The amounts of Level 3 gains (losses) included in earnings were:

	Millions of Dollars
	Three Months Ended
	March 31
	2010			2009
		Purchased			Purchased
	Other	Crude Oil,		Other	Crude Oil,
	Operating	Natural Gas		Operating	Natural Gas
	Revenues	and Products	Total	Revenues	and Products	Total

Total gains (losses) included in earnings	$44	(12)	32	27	(1)	26

Change in unrealized gains (losses) relating to assets held at March 31	$49	-	49	36	-	36

Change in unrealized gains (losses) relating to liabilities held at March 31	$(8)	(11)	(19)	(10)	-	(10)

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

The fair value of commodity derivative assets and liabilities and the line items where they appear on our consolidated balance sheet were:

	Millions of Dollars
	March 31	December 31
	2010	2009
Assets
Prepaid expenses and other current assets	$3,974	3,084
Other assets	449	359
Liabilities
Other accruals	4,032	3,006
Other liabilities and deferred credits	435	324

Hedge accounting has not been used for any items in the table. The amounts shown are presented gross (i.e., without netting assets and liabilities with the same counterparty where the right of offset and intent to net exist).
The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended
	March 31
	2010	2009

Sales and other operating revenues	$482	573
Other income	(10)	8
Purchased crude oil, natural gas and products	(507)	(512)

Hedge accounting has not been used for any items in the table.
The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposure on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes or firm natural gas transport contracts. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts.

	Open Position
	Long/(Short)
	March 31	December 31
	2010	2009
Commodity
Crude oil, refined products and natural gas liquids (millions of barrels)	(36)	(16)
Natural gas and power (billions of cubic feet)
Fixed price	(96)	(60)
Basis	163	154

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
The fair value of foreign currency derivative assets and liabilities, and the line items where they appear on our consolidated balance sheet were:

	Millions of Dollars
	March 31	December 31
	2010	2009
Assets
Prepaid expenses and other current assets	$29	38
Other assets	1	7
Liabilities
Other accruals	31	40
Other liabilities and deferred credits	5	7

Hedge accounting has not been used for any items in the table. The amounts shown are presented gross.
Gains and losses from foreign currency derivatives, and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended
	March 31
	2010	2009

Foreign currency transaction (gains) losses	$46	(6)

Hedge accounting has not been used for any items in the table.
We had the following net position of outstanding foreign currency swap contracts, entered into primarily to hedge price exposure in our international operations.

	In Millions
	Notional Currency*
	March 31		December 31
	2010		2009
Foreign Currency Swaps
Sell U.S. dollar, buy other currencies**	USD	2,354	3,211
Buy British pound, sell euro	EUR	253	267

 *Denominated in U.S. dollars (USD) and euros (EUR).
**Primarily euro, Canadian dollar, Norwegian krone and British pound.
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
The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position on March 31, 2010, and December 31, 2009, was $444 million and $381 million, respectively, for which no collateral was posted in the normal course of business in 2010 and 2009. If our credit rating were lowered one level from its “A” rating (per Standard and Poor’s) on March 31, 2010, we would be required to post no additional collateral to our counterparties. If we were downgraded below investment grade, we would be required to post $444 million of additional collateral, either with cash or letters of credit.
Fair Values of Financial Instruments
We used the following methods and assumptions to estimate the fair value of financial instruments:
•	Cash and cash equivalents: The carrying amount reported on the balance sheet approximates fair value.

•	Accounts and notes receivable: The carrying amount reported on the balance sheet approximates fair value.

•	Investment in LUKOIL shares: See Note 6—Investments, Loans and Long-Term Receivables, for a discussion of the carrying value and fair value of our investment in LUKOIL shares.

•	Debt: The carrying amount of our floating-rate debt approximates fair value. The fair value of the fixed-rate debt is estimated based on quoted market prices.

•	Fixed-rate 5.3 percent joint venture acquisition obligation: Fair value is estimated based on the net present value of the future cash flows, discounted at a March 31 effective yield rate of 2.65 percent, based on yields of U.S. Treasury securities of similar average duration adjusted for our average credit risk spread and the amortizing nature of the obligation principal. See Note 10—Joint Venture Acquisition Obligation, for additional information.

•	Swaps: Fair value is estimated based on forward market prices and approximates the exit price at period end. When forward market prices are not available, they are estimated using the forward prices of a similar commodity with adjustments for differences in quality or location.

•	Futures: Fair values are based on quoted market prices obtained from the New York Mercantile Exchange, the ICE Futures, or other traded exchanges.

•	Forward-exchange contracts: Fair value is estimated by comparing the contract rate to the forward rate in effect on March 31, 2010, and approximates the exit price at that date.

Certain of our commodity derivative and financial instruments were:

	Millions of Dollars
	Carrying Amount		Fair Value
	March 31	December 31	March 31	December 31
	2010	2009	2010	2009

Financial assets
Foreign currency derivatives	$30	45	30	45
Commodity derivatives	1,120	823	1,120	823
Financial liabilities
Total debt, excluding capital leases	28,958	28,622	30,951	30,565
Joint venture acquisition obligation	5,507	5,669	6,074	6,276
Foreign currency derivatives	36	47	36	47
Commodity derivatives	842	632	842	632

The amounts shown for derivatives in the preceding table are presented net (i.e., assets and liabilities with the same counterparty are netted where the right of offset and intent to net exist). In addition, the March 31, 2010, commodity derivative assets and liabilities appear net of $82 million of obligations to return cash collateral and $404 million of rights to reclaim cash collateral, respectively. The December 31, 2009, commodity derivative assets and liabilities appear net of $70 million of obligations to return cash collateral and $148 million of rights to reclaim cash collateral, respectively. No collateral was deposited or held for the foreign currency derivatives.
Note 15—Comprehensive Income
ConocoPhillips’ comprehensive income was as follows:

	Millions of Dollars
	Three Months Ended
	March 31
	2010	2009

Net income	$2,112	816
After-tax changes in:
Defined benefit plans
Net prior service cost	2	3
Net actuarial gain	35	34
Nonsponsored plans	2	(1)
Foreign currency translation adjustments	171	(278)
Hedging activities	-	(1)

Comprehensive income	2,322	573
Less: comprehensive income attributable to noncontrolling interests	(14)	(16)

Comprehensive income attributable to ConocoPhillips	$2,308	557

Accumulated other comprehensive income in the equity section of the balance sheet included:

	Millions of Dollars
	March 31	December 31
	2010	2009

Defined benefit plans	$(1,465)	(1,504)
Foreign currency translation adjustments	4,747	4,576
Deferred net hedging loss	(7)	(7)

Accumulated other comprehensive income	$3,275	3,065

None of the items within accumulated other comprehensive income relate to noncontrolling interests.
Note 16—Cash Flow Information

	Millions of Dollars
	Three Months Ended
	March 31
	2010	2009
Cash Payments
Interest	$322	95
Income taxes	1,596	1,346

On March 24, 2010, we declared a quarterly dividend of 55 cents per share, payable June 1, 2010, to stockholders of record at the close of business on May 24, 2010. This noncash financing activity increased dividends payable and decreased retained earnings $819 million.
Note 17—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
Three Months Ended	March 31				March 31
	2010		2009		2010	2009
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$57	23	48	20	3	2
Interest cost	65	43	69	33	11	12
Expected return on plan assets	(56)	(38)	(46)	(29)	-	-
Amortization of prior service cost	2	-	3	-	1	2
Recognized net actuarial loss (gain)	42	14	47	8	(2)	(4)

Net periodic benefit cost	$110	42	121	32	13	12

During the first three months of 2010, we contributed $16 million to our domestic benefit plans and $53 million to our international benefit plans.

Note 18—Related Party Transactions
Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended
	March 31
	2010	2009

Operating revenues (a)	$1,934	1,473
Purchases (b)	3,439	2,482
Operating expenses and selling, general and administrative expenses (c)	81	85
Net interest expense (d)	19	19

(a)	We sold natural gas to DCP Midstream, LLC and crude oil to the Malaysian Refining Company Sdn. Bhd. (MRC), among others, for processing and marketing. Natural gas liquids, solvents and petrochemical feedstocks were sold to Chevron Phillips Chemical Company LLC (CPChem), gas oil and hydrogen feedstocks were sold to Excel Paralubes and refined products were sold primarily to CFJ Properties and LUKOIL. Natural gas, crude oil, blendstock and other intermediate products were sold to WRB Refining LLC. In addition, we charged several of our affiliates, including CPChem and MSLP, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)	We purchased refined products from WRB. We purchased natural gas and natural gas liquids from DCP Midstream and CPChem for use in our refinery processes and other feedstocks from various affiliates. We purchased crude oil from LUKOIL and refined products from MRC. We also paid fees to various pipeline equity companies for transporting finished refined products and natural gas, as well as a price upgrade to MSLP for heavy crude processing. We purchased base oils and fuel products from Excel Paralubes for use in our refinery and specialty businesses.

(c)	We paid processing fees to various affiliates. Additionally, we paid transportation fees to pipeline equity companies.

(d)	We paid and/or received interest to/from various affiliates, including FCCL Partnership. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.
Note 19—Segment Disclosures and Related Information
We have organized our reporting structure based on the grouping of similar products and services, resulting in six operating segments:
1)	E&P—This segment primarily explores for, produces, transports and markets crude oil, bitumen, natural gas and natural gas liquids on a worldwide basis.

2)	Midstream—This segment gathers, processes and markets natural gas produced by ConocoPhillips and others, and fractionates and markets natural gas liquids, predominantly in the United States and Trinidad. The Midstream segment primarily consists of our 50 percent equity investment in DCP Midstream, LLC.

3)	R&M—This segment purchases, refines, markets and transports crude oil and petroleum products, mainly in the United States, Europe and Asia.

4)	LUKOIL Investment—This segment represents our investment in the ordinary shares of OAO LUKOIL, an international, integrated oil and gas company headquartered in Russia. At March 31, 2010, our ownership interest was 20 percent based on issued shares, and 20.09 percent based on estimated shares outstanding.

5)	Chemicals—This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC.

6)	Emerging Businesses—This segment represents our investment in new technologies or businesses outside our normal scope of operations.
Corporate and Other includes general corporate overhead, most interest expense and various other corporate activities. Corporate assets include all cash and cash equivalents.
We evaluate performance and allocate resources based on net income attributable to ConocoPhillips. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended
	March 31
	2010	2009
Sales and Other Operating Revenues
E&P
United States	$8,192	6,096
International	7,460	6,651
Intersegment eliminations—U.S.	(1,375)	(859)
Intersegment eliminations—international	(1,896)	(1,388)

E&P	12,381	10,500

Midstream
Total sales	2,078	922
Intersegment eliminations	(116)	(48)

Midstream	1,962	874

R&M
United States	21,713	13,000
International	8,913	6,464
Intersegment eliminations—U.S.	(198)	(117)
Intersegment eliminations—international	(13)	(8)

R&M	30,415	19,339

LUKOIL Investment	-	-
Chemicals	3	3

Emerging Businesses
Total sales	215	154
Intersegment eliminations	(159)	(137)

Emerging Businesses	56	17

Corporate and Other	4	8

Consolidated sales and other operating revenues	$44,821	30,741

Net Income (Loss) Attributable to ConocoPhillips
E&P
United States	$757	173
International	1,075	527

Total E&P	1,832	700

Midstream	77	123

R&M
United States	12	98
International	(16)	107

Total R&M	(4)	205

LUKOIL Investment	387	8 *
Chemicals	110	23
Emerging Businesses	6	-
Corporate and Other	(310)	(259)

Net income attributable to ConocoPhillips	$2,098	800

*LUKOIL Investment recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.

	Millions of Dollars
	March 31	December 31
	2010	2009
Total Assets
E&P
United States	$35,754	36,122
International	64,118	64,831

Total E&P	99,872	100,953

Midstream	1,732	2,054

R&M
United States	27,294	24,963
International	9,451	8,446
Goodwill	3,635	3,638

Total R&M	40,380	37,047

LUKOIL Investment	6,809	6,416	*
Chemicals	2,583	2,451
Emerging Businesses	1,019	1,069
Corporate and Other	2,415	2,148

Consolidated total assets	$154,810	152,138

*LUKOIL Investment recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
Note 20—Income Taxes
Our effective tax rates for the first quarters of 2010 and 2009 were 47 percent and 59 percent, respectively. The change in the effective tax rate for the first quarter of 2010, versus the same period of 2009, was primarily due to a higher proportion of income in higher tax rate jurisdictions in 2009. The effective tax rate in excess of the domestic federal statutory rate of 35 percent was primarily due to foreign taxes.

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
Certain amounts in 2009 have been recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, in the Notes to Consolidated Financial Statements, for more information.

	Millions of Dollars
	Three Months Ended March 31, 2010
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	27,922	-	-	-	16,899	-	44,821
Equity in earnings of affiliates	2,232	2,400	-	-	-	678	(4,442)	868
Other income (loss)	-	86	-	-	-	(13)	-	73
Intercompany revenues	1	267	11	21	13	5,470	(5,783)	-

Total Revenues and Other Income	2,233	30,675	11	21	13	23,034	(10,225)	45,762

Costs and Expenses
Purchased crude oil, natural gas and products	-	25,127	-	-	-	11,951	(5,557)	31,521
Production and operating expenses	-	1,105	-	-	-	1,450	(28)	2,527
Selling, general and administrative expenses	4	322	-	-	-	125	(7)	444
Exploration expenses	-	172	-	-	-	211	-	383
Depreciation, depletion and amortization	-	419	-	-	-	1,899	-	2,318
Impairments	-	3	-	-	-	88	-	91
Taxes other than income taxes	-	1,209	-	-	-	2,828	-	4,037
Accretion on discounted liabilities	-	15	-	-	-	99	-	114
Interest and debt expense	203	13	10	19	13	234	(191)	301
Foreign currency transaction (gains) losses	-	30	-	31	49	(74)	-	36

Total Costs and Expenses	207	28,415	10	50	62	18,811	(5,783)	41,772

Income before income taxes	2,026	2,260	1	(29)	(49)	4,223	(4,442)	3,990
Provision for income taxes	(72)	28	-	3	(5)	1,924	-	1,878

Net income	2,098	2,232	1	(32)	(44)	2,299	(4,442)	2,112
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(14)	-	(14)

Net Income Attributable to ConocoPhillips	$2,098	2,232	1	(32)	(44)	2,285	(4,442)	2,098

	Millions of Dollars
	Three Months Ended March 31, 2009
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	17,534	-	-	-	13,207	-	30,741
Equity in earnings of affiliates	889	915	-	-	-	239	(1,670)	373
Other income (loss)	(2)	203	-	-	-	(77)	-	124
Intercompany revenues	1	382	17	18	11	3,504	(3,933)	-

Total Revenues and Other Income	888	19,034	17	18	11	16,873	(5,603)	31,238

Costs and Expenses
Purchased crude oil, natural gas and products	-	14,841	-	-	-	8,587	(3,669)	19,759
Production and operating expenses	2	1,094	-	-	-	1,475	(26)	2,545
Selling, general and administrative expenses	3	323	-	1	1	157	(10)	475
Exploration expenses	-	65	-	-	-	160	-	225
Depreciation, depletion and amortization	-	425	-	-	-	1,805	-	2,230
Impairments	-	(5)	-	-	-	8	-	3
Taxes other than income taxes	-	1,155	-	-	-	2,327	(18)	3,464
Accretion on discounted liabilities	-	18	-	-	-	86	-	104
Interest and debt expense	130	69	15	19	13	274	(210)	310
Foreign currency transaction (gains) losses	-	7	-	(38)	(7)	169	-	131

Total Costs and Expenses	135	17,992	15	(18)	7	15,048	(3,933)	29,246

Income before income taxes	753	1,042	2	36	4	1,825	(1,670)	1,992
Provision for income taxes	(47)	153	1	1	(4)	1,072	-	1,176

Net income	800	889	1	35	8	753	(1,670)	816
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(16)	-	(16)

Net Income Attributable to ConocoPhillips	$800	889	1	35	8	737	(1,670)	800

	Millions of Dollars
	March 31, 2010
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Balance Sheet	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$-	165	-	18	1	671	-	855
Accounts and notes receivable	27	6,087	-	-	-	11,584	(5,068)	12,630
Inventories	-	4,286	-	-	-	3,014	-	7,300
Short-term investments	-	-	-	-	-	-	-	-
Prepaid expenses and other current assets	12	910	-	2	1	2,180	(297)	2,808

Total Current Assets	39	11,448	-	20	2	17,449	(5,365)	23,593
Investments, loans and long-term receivables*	73,210	94,333	770	1,442	977	48,216	(179,624)	39,324
Net properties, plants and equipment	-	19,571	-	-	-	67,052	-	86,623
Goodwill	-	3,635	-	-	-	-	-	3,635
Intangibles	-	766	-	-	-	49	-	815
Other assets	53	283	1	3	4	658	(182)	820

Total Assets	$73,302	130,036	771	1,465	983	133,424	(185,171)	154,810

Liabilities and Stockholders’ Equity
Accounts payable	$-	9,953	-	3	2	11,047	(5,068)	15,937
Short-term debt	544	1,614	-	-	-	605	-	2,763
Accrued income and other taxes	-	257	-	(1)	-	3,849	-	4,105
Employee benefit obligations	-	395	-	-	-	145	-	540
Other accruals	972	622	19	32	22	1,596	(3)	3,260

Total Current Liabilities	1,516	12,841	19	34	24	17,242	(5,071)	26,605
Long-term debt	12,563	3,710	749	1,250	849	7,104	-	26,225
Asset retirement obligations and accrued environmental costs	-	1,395	-	-	-	7,266	-	8,661
Joint venture acquisition obligation	-	-	-	-	-	4,839	-	4,839
Deferred income taxes	(4)	3,056	-	14	5	14,820	-	17,891
Employee benefit obligations	-	3,107	-	-	-	1,031	-	4,138
Other liabilities and deferred credits*	3,182	28,415	-	97	85	17,489	(46,234)	3,034

Total Liabilities	17,257	52,524	768	1,395	963	69,791	(51,305)	91,393
Retained earnings	26,249	11,839	1	(81)	(74)	11,672	(16,857)	32,749
Other common stockholders’ equity	29,796	65,673	2	151	94	51,381	(117,009)	30,088
Noncontrolling interests	-	-	-	-	-	580	-	580

Total Liabilities and Stockholders’ Equity	$73,302	130,036	771	1,465	983	133,424	(185,171)	154,810

Balance Sheet	December 31, 2009

Assets
Cash and cash equivalents	$-	122	-	18	1	554	(153)	542
Accounts and notes receivable	26	6,495	-	-	-	13,712	(7,018)	13,215
Inventories	-	2,911	-	-	-	2,029	-	4,940
Short-term investments	-	-	-	2,973	-	-	(2,973)	-
Prepaid expenses and other current assets	13	835	-	4	3	1,621	(6)	2,470

Total Current Assets	39	10,363	-	2,995	4	17,916	(10,150)	21,167
Investments, loans and long-term receivables*	70,769	91,643	759	1,376	933	47,886	(175,272)	38,094
Net properties, plants and equipment	-	19,838	-	-	-	67,870	-	87,708
Goodwill	-	3,638	-	-	-	-	-	3,638
Intangibles	-	770	-	-	-	53	-	823
Other assets	55	240	1	3	4	509	(104)	708

Total Assets	$70,863	126,492	760	4,374	941	134,234	(185,526)	152,138

Liabilities and Stockholders’ Equity
Accounts payable	$7	11,590	-	1	1	10,904	(7,018)	15,485
Short-term debt	235	1,286	-	2,973	-	207	(2,973)	1,728
Accrued income and other taxes	-	298	-	(1)	-	3,105	-	3,402
Employee benefit obligations	-	588	-	-	-	258	-	846
Other accruals	262	643	9	15	10	1,301	(6)	2,234

Total Current Liabilities	504	14,405	9	2,988	11	15,775	(9,997)	23,695
Long-term debt	12,561	4,053	749	1,250	849	7,463	-	26,925
Asset retirement obligations and accrued environmental costs	-	1,406	-	-	-	7,307	-	8,713
Joint venture acquisition obligation	-	-	-	-	-	5,009	-	5,009
Deferred income taxes	(4)	2,785	-	10	10	15,155	-	17,956
Employee benefit obligations	-	2,960	-	-	-	1,170	-	4,130
Other liabilities and deferred credits*	2,560	25,819	-	68	37	17,296	(42,683)	3,097

Total Liabilities	15,621	51,428	758	4,316	907	69,175	(52,680)	89,525
Retained earnings	25,714	9,607	-	(49)	(30)	10,240	(13,268)	32,214
Other common stockholders’ equity	29,528	65,457	2	107	64	54,229	(119,578)	29,809
Noncontrolling interests	-	-	-	-	-	590	-	590

Total Liabilities and Stockholders’ Equity	$70,863	126,492	760	4,374	941	134,234	(185,526)	152,138

*Includes intercompany loans.

	Millions of Dollars
	Three Months Ended March 31, 2010
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Statement of Cash Flows	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$427	667	-	-	-	2,647	(701)	3,040

Cash Flows From Investing Activities
Capital expenditures and investments	-	(299)	-	-	-	(1,843)	71	(2,071)
Proceeds from asset dispositions	-	108	-	-	-	124	(100)	132
Long-term advances/loans—related parties	-	(281)	-	-	-	(53)	86	(248)
Collection of advances/loans—related parties	-	16	-	-	-	168	(157)	27
Other	-	-	-	-	-	3	-	3

Net Cash Used in Investing Activities	-	(456)	-	-	-	(1,601)	(100)	(2,157)

Cash Flows From Financing Activities
Issuance of debt	309	-	-	-	-	139	(86)	362
Repayment of debt	-	(170)	-	-	-	(2)	157	(15)
Issuance of company common stock	9	-	-	-	-	-	-	9
Dividends paid on common stock	(744)	-	-	-	-	(853)	853	(744)
Other	(1)	-	-	-	-	(215)	30	(186)

Net Cash Provided by (Used in) Financing Activities	(427)	(170)	-	-	-	(931)	954	(574)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	2	-	-	-	2	-	4

Net Change in Cash and Cash Equivalents	-	43	-	-	-	117	153	313
Cash and cash equivalents at beginning of period	-	122	-	18	1	554	(153)	542

Cash and Cash Equivalents at End of Period	$-	165	-	18	1	671	-	855

	Millions of Dollars
	Three Months Ended March 31, 2009
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Statement of Cash Flows	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(4,130)	2,661	-	(1)	-	4,087	(732)	1,885

Cash Flows From Investing Activities
Capital expenditures and investments	-	(834)	-	-	-	(2,111)	39	(2,906)
Proceeds from asset dispositions	-	4	-	-	-	82	-	86
Long-term advances/loans—related parties	-	7	-	-	-	(95)	-	(88)
Collection of advances/loans—related parties	-	71	-	-	-	1,454	(1,514)	11
Other	-	(44)	-	-	-	15	-	(29)

Net Cash Used in Investing Activities	-	(796)	-	-	-	(655)	(1,475)	(2,926)

Cash Flows From Financing Activities
Issuance of debt	5,946	-	-	-	-	87	-	6,033
Repayment of debt	(1,067)	(1,750)	-	-	-	(2,799)	1,514	(4,102)
Issuance of company common stock	(21)	-	-	-	-	-	-	(21)
Dividends paid on common stock	(696)	-	-	-	-	(746)	746	(696)
Other	(32)	-	-	-	-	(132)	(39)	(203)

Net Cash Provided by (Used in) Financing Activities	4,130	(1,750)	-	-	-	(3,590)	2,221	1,011

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	-	-	-	77	-	77

Net Change in Cash and Cash Equivalents	-	115	-	(1)	-	(81)	14	47
Cash and cash equivalents at beginning of period	-	8	-	10	1	750	(14)	755

Cash and Cash Equivalents at End of Period	$-	123	-	9	1	669	-	802

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations, and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “forecast,” “intend,” “believe,” “expect,” “plan,” “schedule,” “target,” “should,” “goal,” “may,” “anticipate,” “estimate,” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” beginning on page 46.
The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to ConocoPhillips.
BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW
ConocoPhillips is an international, integrated energy company. We are the third-largest integrated energy company in the United States, based on market capitalization. At March 31, 2010, we had approximately 29,900 employees worldwide and total assets of $155 billion.
Earnings in the first quarter of 2010 were positively impacted by an increase in crude oil prices. Crude oil prices steadily trended upward during 2009 and into the first quarter of 2010, as expectations of a global economic recovery stimulated the resumption of global oil demand growth. Industry crude oil prices for West Texas Intermediate averaged $78.67 per barrel in the first quarter of 2010, or $2.61 higher than the fourth quarter of 2009, and $35.70 per barrel higher than the first quarter of 2009.
Henry Hub natural gas prices averaged $5.30 per million British thermal units in the first quarter of 2010, or $1.14 higher compared with the fourth quarter of 2009, and $0.39 higher than first quarter 2009. The improvement in natural gas prices resulted from increased demand from colder-than-normal temperatures across the U.S., moving storage levels from five year highs to closer to the five year average. However, the current, robust level of domestic natural gas production has constrained the improvement in natural gas prices.
As a result, our Exploration and Production (E&P) segment had earnings of $1,832 million in the first quarter of 2010. This compares with E&P earnings of $1,201 million in the fourth quarter of 2009 and $700 million in the first quarter of 2009.
Global refining margins began to improve in the first quarter of 2010. The N.W. Europe benchmark was $9.25 per barrel in the first quarter of 2010, or $1.11 higher than the fourth quarter of 2009, and $1.56 lower than the first quarter of 2009. Although domestic refining margins also improved, U.S. demand remained lackluster, despite evidence of economic recovery. Weak demand led domestic refiners to reduce runs in order to bring supply more in line with demand. The U.S. benchmark 3:2:1 crack spread was $7.68 per barrel in the first quarter of 2010, or $1.73 higher than the fourth quarter of 2009, and $3.20 lower than the first quarter of 2009.
Our Refining and Marketing (R&M) segment reported a loss of $4 million in the first quarter of 2010, compared with a loss of $215 million in the fourth quarter of 2009 and earnings of $205 million in the first quarter of 2009.

RESULTS OF OPERATIONS
Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2010, is based on a comparison with the corresponding period of 2009.
Consolidated Results
A summary of net income (loss) attributable to ConocoPhillips by business segment follows:

	Millions of Dollars
	Three Months Ended
	March 31
	2010	2009

Exploration and Production (E&P)	$1,832	700
Midstream	77	123
Refining and Marketing (R&M)	(4)	205
LUKOIL Investment	387	8	*
Chemicals	110	23
Emerging Businesses	6	-
Corporate and Other	(310)	(259)

Net income attributable to ConocoPhillips	$2,098	800

*LUKOIL Investment recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
Earnings for ConocoPhillips were $2,098 million in the first quarter of 2010, compared with $800 million in the first quarter of 2009. The improvement was primarily the result of:
•	Substantially higher prices for crude oil and natural gas liquids in our E&P segment. Commodity price benefits were somewhat counteracted by increased production taxes.
•	Significantly improved earnings from our LUKOIL Investment segment, primarily resulting from increased equity earnings. Equity earnings were not recorded in the first quarter of 2009, since our LUKOIL investment was written down to fair value at December 31, 2008.
These items were partially offset by lower global refining margins in our R&M segment.
See the “Segment Results” section for additional information on our segment results.
Income Statement Analysis
Sales and other operating revenues increased 46 percent in the first quarter of 2010, while purchased crude oil, natural gas and products increased 60 percent in the same period. Both increases were mainly the result of significantly higher prices for petroleum products and crude oil and natural gas liquids.

Equity in earnings of affiliates increased from $373 million in the first quarter of 2009 to $868 million in the first quarter of 2010, which primarily resulted from:
•	Improved earnings from LUKOIL. Equity earnings from LUKOIL were not recorded in the first quarter of 2009, since our LUKOIL investment was written down to fair value at December 31, 2008.
•	Improved earnings from FCCL Partnership due to significantly higher commodity prices and volumes.
•	Improved earnings from CPChem due to higher margins in the olefins and polyolefins business line, as well as the specialties, aromatics and styrenics business line.
The increase in equity earnings was somewhat offset by:
•	Lower results from WRB Refining LLC primarily due to lower refining margins.
•	Lower results from DCP Midstream. The first quarter of 2009 included the recognition of an $88 million after-tax deferred gain. This decrease in earnings was partially offset by higher NGL prices and margins.
Exploration expenses increased 70 percent in the first quarter of 2010, primarily as a result of the Shah project cancellation.
Taxes other than income taxes increased 17 percent during the first quarter of 2010, primarily due to higher production taxes as a result of higher crude oil prices and higher excise taxes on petroleum product sales.

Segment Results
E&P

	Three Months Ended
	March 31
	2010	2009
	Millions of Dollars

Net Income (Loss) Attributable to ConocoPhillips
Alaska	$517	244
Lower 48	240	(71)

United States	757	173
International	1,075	527

	$1,832	700

	Dollars Per Unit
Average Sales Prices
Crude oil and natural gas liquids (per barrel)
United States	$70.40	37.68
International	73.08	42.67
Total consolidated operations	71.89	40.39
Equity affiliates	71.30	39.92
Total E&P	71.86	40.37
Synthetic oil (per barrel)
International	78.67	45.69
Bitumen (per barrel)
International	59.18	21.10
Equity affiliates	56.15	24.64
Total E&P	56.57	24.04
Natural gas (per thousand cubic feet)
United States	5.21	3.82
International	5.71	5.87
Total consolidated operations	5.51	4.98
Equity affiliates	2.67	2.10
Total E&P	5.45	4.93

	Millions of Dollars
Worldwide Exploration Expenses
General and administrative; geological and geophysical; and lease rentals	$250	102
Leasehold impairment	40	43
Dry holes	93	80

	$383	225

	Three Months Ended
	March 31
	2010	2009
	Thousands of Barrels Daily
Operating Statistics
Crude oil and Natural gas liquids produced
Alaska	247	275
Lower 48	156	163

United States	403	438
Canada	41	40
Europe	235	259
Asia Pacific/Middle East	144	140
Africa	78	78
Other areas	-	8

Total consolidated operations	901	963
Equity affiliates
Russia	57	49

	958	1,012

Synthetic oil produced
Consolidated operations—Canada	22	23

Bitumen produced
Consolidated operations—Canada	8	7
Equity affiliates—Canada	52	35

	60	42

	Millions of Cubic Feet Daily
Natural gas produced*
Alaska	94	92
Lower 48	1,705	2,027

United States	1,799	2,119
Canada	1,021	1,066
Europe	961	1,001
Asia Pacific/Middle East	716	713
Africa	138	112

Total consolidated operations	4,635	5,011
Equity affiliates
Asia Pacific/Middle East	91	76

	4,726	5,087

*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids included above.
Equity affiliate statistics exclude our share of LUKOIL, which is reported in the LUKOIL Investment segment.

The E&P segment explores for, produces, transports and markets crude oil, bitumen, natural gas and natural gas liquids on a worldwide basis. At March 31, 2010, our E&P operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, offshore Timor-Leste in the Timor Sea, Indonesia, China, Vietnam, Libya, Nigeria, Algeria, and Russia. Total E&P production on a barrel-of-equivalent (BOE) basis averaged 1,828,000 BOE per day in the first quarter of 2010, compared with 1,925,000 BOE in the first quarter of 2009.
Earnings from the E&P segment increased from $700 million in the first quarter of 2009 to $1,832 million in the first quarter of 2010. The increase was primarily due to substantially higher crude oil, natural gas liquids and bitumen prices, higher natural gas prices and foreign currency gains. These increases were partially offset by higher production and export taxes, as a result of higher prices, and lower domestic crude oil and natural gas volumes. See the “Business Environment and Executive Overview” section for additional information on industry crude oil and natural gas prices.
U.S. E&P
Our U.S. E&P operations reported earnings of $757 million in the first three months of 2010, compared with earnings of $173 million for the same period in 2009. Higher crude oil, natural gas and natural gas liquids prices were partially offset by higher production taxes and lower crude oil and natural gas volumes.
U.S. E&P production averaged 703,000 BOE per day in the first quarter of 2010, a decrease of 11 percent from 791,000 BOE in the first quarter of 2009. The decrease is primarily due to field decline and unplanned downtime.
International E&P
International E&P earnings were $1,075 million in the first three months of 2010, compared with earnings of $527 million for the same period in 2009. Higher crude oil, natural gas liquids and bitumen prices, in addition to foreign currency gains, were partially offset by higher export and petroleum taxes, as a result of higher prices, and the $83 million after-tax write-off of project costs resulting from our decision to cease participation in the Shah Gas Field Project in Abu Dhabi.
International E&P production averaged 1,125,000 BOE per day in the first quarter of 2010, compared with 1,134,000 BOE in the first quarter of 2009. The decrease primarily resulted from field decline and the impact of higher prices on production sharing arrangements, which slightly more than offset production from new developments in China, Canada and Russia.

Midstream

	Three Months Ended
	March 31
	2010	2009
	Millions of Dollars

Net Income Attributable to ConocoPhillips*	$77	123

*Includes DCP Midstream-related earnings:	$53	90

	Dollars Per Barrel
Average Sales Prices
U.S. natural gas liquids*
Consolidated	$48.93	26.04
Equity affiliates	45.65	23.86

*Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.

	Thousands of Barrels Daily
Operating Statistics
Natural gas liquids extracted*	186	172
Natural gas liquids fractionated**	159	160

  *Includes our share of equity affiliates, except LUKOIL, which is reported in the LUKOIL Investment segment.
**Excludes DCP Midstream.
The Midstream segment purchases raw natural gas from producers and gathers natural gas through an extensive network of pipeline gathering systems. The natural gas is then processed to extract natural gas liquids from the raw gas stream. The remaining “residue” gas is marketed to electrical utilities, industrial users, and gas marketing companies. Most of the natural gas liquids are fractionated—separated into individual components like ethane, butane and propane—and marketed as chemical feedstock, fuel or blendstock. The Midstream segment consists of our 50 percent equity investment in DCP Midstream, LLC, as well as our other natural gas gathering and processing operations, and natural gas liquids fractionation, trading and marketing businesses, primarily in the United States and Trinidad.
Earnings from the Midstream segment decreased 37 percent in the first quarter of 2010, compared with the same period in 2009. The first quarter of 2009 included the recognition of an $88 million after-tax benefit, which resulted from a DCP Midstream subsidiary converting subordinated units to common units. This decrease was partially offset by higher NGL prices and margins experienced by equity affiliates DCP Midstream and Phoenix Park Gas Processors Limited.

R&M

	Three Months Ended
	March 31
	2010	2009
	Millions of Dollars
Net Income (Loss) Attributable to ConocoPhillips
United States	$12	98
International	(16)	107

	$(4)	205

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.17	1.39
Distillates	2.14	1.40

*Excludes excise taxes.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
United States
Crude oil capacity	1,986	1,986
Crude oil runs	1,742	1,589
Capacity utilization (percent)	88%	80
Refinery production	1,901	1,716
International
Crude oil capacity	671	671
Crude oil runs	324	567
Capacity utilization (percent)	48%	85
Refinery production	337	576
Worldwide
Crude oil capacity	2,657	2,657
Crude oil runs	2,066	2,156
Capacity utilization (percent)	78%	81
Refinery production	2,238	2,292

Petroleum products sales volumes
United States
Gasoline	1,092	1,037
Distillates	807	749
Other products	366	328

	2,265	2,114
International	544	609

	2,809	2,723

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
Our R&M segment reported a loss of $4 million during the first quarter of 2010, compared with earnings of $205 million in the corresponding quarter of 2009. The decrease was primarily due to lower domestic and international refining and marketing margins, lower international refining and marketing volumes and negative foreign currency impacts. In addition, we recorded an impairment of $25 million after tax in the first quarter of 2010, which resulted from our decision to end participation in the Yanbu Refinery Project. These decreases were partially offset by lower domestic operating expenses and improved U.S. refining and marketing volumes. See the “Business Environment and Executive Overview” section for additional information on industry refining margins.
U.S. R&M
In the first quarter of 2010, our U.S. R&M operations reported a decrease in earnings of 88 percent, compared with the same period in 2009. The decrease primarily resulted from lower refining and marketing margins, which was partially offset by lower operating expenses and higher refining and marketing volumes.
Our U.S. refining capacity utilization rate was 88 percent in the first quarter of 2010, compared with 80 percent in the first quarter of 2009. The increase was primarily due to lower turnaround activity in the first quarter of 2010.
International R&M
Results from our international R&M operations decreased $123 million in the first quarter of 2010. The decrease was primarily due to lower refining and marketing volumes and margins, negative foreign currency impacts and the $25 million after-tax Yanbu project impairment.
Our international refining capacity utilization rate was 48 percent in the first quarter of 2010, compared with 85 percent in the first quarter of 2009. The current year rate reflects increased run reductions in response to market conditions and higher turnaround activity.
LUKOIL Investment

	Millions of Dollars
	Three Months Ended
	March 31
	2010	2009	*

Net Income Attributable to ConocoPhillips	$387	8

Operating Statistics
Crude oil production (thousands of barrels daily)	391	394
Natural gas production (millions of cubic feet daily)	312	334
Refinery crude oil processed (thousands of barrels daily)	246	225

*Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
This segment represents our investment in the ordinary shares of OAO LUKOIL, an international, integrated oil and gas company headquartered in Russia, which we account for under the equity method. As of March 31, 2010, our ownership interest in LUKOIL was 20 percent based on authorized and issued shares. Our ownership interest based on estimated shares outstanding, used for equity method accounting, was 20.09 percent at that date.

Effective January 1, 2010, we changed the method used to determine our equity-method share of LUKOIL’s earnings. Prior to 2010, we estimated our LUKOIL equity earnings for the current quarter based on current market indicators, publicly available LUKOIL information and other objective data. We now record our equity-method share of LUKOIL’s actual earnings on a one-quarter lag basis, rather than using an earnings estimate for the current quarter. This change in accounting principle has been applied retrospectively, by recasting prior period financial information. The performance metrics are also reported on a one-quarter lag basis. See Note 2—Changes in Accounting Principles, in the Notes to Consolidated Financial Statements, for more information.
In addition to our equity share of LUKOIL’s earnings, segment results include the amortization of the basis difference between our equity interest in the net assets of LUKOIL and the book value of our investment. The segment also includes the costs associated with our employees seconded to LUKOIL.
LUKOIL earnings were $387 million in the first quarter of 2010, compared with $8 million in the first quarter of 2009. Equity earnings from LUKOIL were not recorded in the first quarter of 2009, since our LUKOIL investment was written down in the fourth quarter of 2008 to its fair value at December 31, 2008.
Chemicals

	Millions of Dollars
	Three Months Ended
	March 31
	2010	2009

Net Income Attributable to ConocoPhillips	$110	23

The Chemicals segment consists of our 50 percent interest in Chevron Phillips Chemical Company LLC (CPChem), which we account for under the equity method. CPChem uses natural gas liquids and other feedstocks to produce petrochemicals. These products are then marketed and sold, or used as feedstocks to produce plastics and commodity chemicals.
Earnings from the Chemicals segment increased $87 million in the first quarter of 2010, compared with the first quarter of 2009, primarily as a result of higher margins in the olefins and polyolefins business line, as well as the specialties, aromatics and styrenics business line. The increase was partially offset by higher operating costs.

Emerging Businesses

	Millions of Dollars
	Three Months Ended
	March 31
	2010	2009
Net Income (Loss) Attributable to ConocoPhillips
Power	$29	24
Other	(23)	(24)

	$6	-

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
The Emerging Businesses segment had earnings of $6 million in the first quarter of 2010. The improvement in earnings was mainly due to higher domestic power generation results, which was partially offset by lower international power generation results.
Corporate and Other

	Millions of Dollars
	Three Months Ended
	March 31
	2010	2009
Net Loss Attributable to ConocoPhillips
Net interest	$(222)	(190)
Corporate general and administrative expenses	(36)	(41)
Other	(52)	(28)

	$(310)	(259)

Net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest increased 17 percent in the first quarter of 2010, primarily due to a net decrease in interest income. Corporate general and administrative expenses decreased 12 percent in the first quarter of 2010, as a result of lower overhead costs. The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, and other costs not directly associated with an operating segment. Changes in the “Other” category primarily reflect higher foreign currency transaction losses in the first quarter of 2010, compared with the same period of 2009.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators

	Millions of Dollars
	March 31	December 31
	2010	2009

Short-term debt	$2,763	1,728
Total debt*	$28,988	28,653
Total equity	$63,417	62,613
Percent of total debt to capital**	31%	31
Percent of floating-rate debt to total debt	10%	9

  *Total debt includes short-term and long-term debt, as shown on our consolidated balance sheet.
**Capital includes total debt and total equity.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Cash generated from operating activities is the primary source of funding. During the first quarter of 2010, available cash was used to support our ongoing capital expenditures and investments program, provide loan financing to certain equity affiliates, pay dividends, and meet the funding requirements to FCCL Partnership. Total dividends paid on our common stock during the first quarter were $744 million. During the first quarter of 2010, cash and cash equivalents increased $313 million to $855 million.
In addition to cash flows from operating activities and proceeds from asset sales, we rely on our commercial paper and credit facility programs, and our shelf registration statement to support our short- and long-term liquidity requirements. We believe current cash and short-term investment balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Sources of Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, dividend payments, required debt payments and the funding requirements to FCCL.
Significant Sources of Capital
Operating Activities
During the first quarter of 2010, cash of $3,040 million was provided by operating activities, a 61 percent increase from cash from operations of $1,885 million in the corresponding period of 2009. The improvement was primarily due to higher commodity prices, partially offset by a discretionary inventory build.
While the stability of our cash flows from operating activities benefits from geographic diversity and the effects of upstream and downstream integration, our short- and long-term operating cash flows are highly dependent upon prices for crude oil, natural gas and natural gas liquids, as well as refining and marketing margins. During the first three months of 2010, crude oil and natural gas prices were higher than in the same period of 2009. Prices and margins in our industry are typically volatile, and are driven by market conditions over which we have no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows.
The level of our production volumes of crude oil, natural gas and natural gas liquids also impacts our cash flows. These production levels are impacted by such factors as acquisitions and dispositions of fields, field production decline rates, new technologies, operating efficiency, weather conditions, the addition of proved reserves through exploratory success, and their timely and cost-effective development. While we actively manage these factors, production levels can cause variability in cash flows, although historically this variability has not been as significant as that caused by commodity prices.

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
Asset Sales
Proceeds from asset sales during the first quarter of 2010 were $132 million, compared with $86 million in the same period of 2009. We plan to raise approximately $10 billion from asset dispositions over the next two years. Proceeds will be targeted toward debt reduction and share repurchases.
In April 2010, we entered into definitive agreements with subsidiaries of Sinopec International Petroleum Exploration and Production Company to sell our 9.03 percent interest in the Syncrude Canada Ltd. joint venture (Syncrude) for approximately $4.65 billion. The transaction is anticipated to close in the third quarter of 2010, subject to Canadian and Chinese government approvals.
On March 24, 2010, we announced plans to sell up to half of our interest in LUKOIL over a two-year period. The sale of LUKOIL shares began in April and 4,644,000 shares have been sold, with total proceeds of $274 million, through April 30, 2010.
Commercial Paper and Credit Facilities
At March 31, 2010, we had two revolving credit facilities totaling $7.85 billion, consisting of a $7.35 billion facility expiring in September 2012 and a $500 million facility expiring in July 2012. Our revolving credit facilities may be used as direct bank borrowings, as support for issuances of letters of credit totaling up to $750 million, or as support for our commercial paper programs. The revolving credit facilities are broadly syndicated among financial institutions and do not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings. The facility agreements contain a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or by any of its consolidated subsidiaries.
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
Our primary funding source for short-term working capital needs is the ConocoPhillips $6.35 billion commercial paper program. Commercial paper maturities are generally limited to 90 days. We also have the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, which is used to fund commitments relating to the Qatargas 3 Project. At March 31, 2010, and December 31, 2009, we had no direct borrowings under the revolving credit facilities, but $40 million in letters of credit had been issued at both periods. In addition, under the two ConocoPhillips commercial paper programs, $1,662 million of commercial paper was outstanding at March 31, 2010, compared with $1,300 million at December 31, 2009. Since we had $1,662 million of commercial paper outstanding and had issued $40 million of letters of credit, we had access to $6.1 billion in borrowing capacity under our revolving credit facilities at March 31, 2010.
Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Off-Balance Sheet Arrangements
As part of our normal ongoing business operations and consistent with normal industry practice, we enter into numerous agreements with other parties to pursue business opportunities, which share costs and apportion risks among the parties as governed by the agreements. At March 31, 2010, we were liable for certain contingent obligations under the following contractual arrangements:
•	Qatargas 3: We own a 30 percent interest in Qatargas 3, an integrated project to produce and liquefy natural gas from Qatar’s North Field. The other participants in the project are affiliates of Qatar Petroleum (68.5 percent) and Mitsui & Co., Ltd. (1.5 percent). Our interest is held through a jointly owned company, Qatar Liquefied Gas Company Limited (3), for which we use the equity method of accounting. Qatargas 3 secured project financing of $4 billion in December 2005, consisting of $1.3 billion of loans from export credit agencies (ECA), $1.5 billion from commercial banks, and $1.2 billion from ConocoPhillips. The ConocoPhillips loan facilities have substantially the same terms as the ECA and commercial bank facilities. Prior to project completion certification, all loans, including the ConocoPhillips loan facilities, are guaranteed by the participants, based on their respective ownership interests. Accordingly, our maximum exposure to this financing structure is $1.2 billion. Upon completion certification, currently expected in 2011, all project loan facilities, including the ConocoPhillips loan facilities, will become nonrecourse to the project participants. At March 31, 2010, Qatargas 3 had approximately $3.8 billion outstanding under all the loan facilities, of which ConocoPhillips provided $1.1 billion, and an additional $91 million of accrued interest.

•	Rockies Express Pipeline: In June 2006, we issued a guarantee for our ownership percentage of $2 billion in credit facilities issued to Rockies Express Pipeline LLC, operated by Kinder Morgan Energy Partners, L.P. Rockies Express completed construction of a natural gas pipeline across a portion of the United States in November 2009. At March 31, 2010, Rockies Express had no amount outstanding under the credit facilities. In April 2010, the credit facilities were reduced to $200 million and our guarantee was released.
For additional information about guarantees, see Note 12—Guarantees, in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Spending” section.
Our debt balance at March 31, 2010, was $29.0 billion, an increase of $0.3 billion from the balance at December 31, 2009.
We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL. Quarterly principal and interest payments of $237 million began in the second quarter of 2007 and will continue until the balance is paid. Of the principal obligation amount, approximately $668 million was short-term and was included in the “Accounts payable—related parties” line on our March 31, 2010, consolidated balance sheet. The principal portion of these payments, which totaled $162 million in the first three months of 2010, are included in the “Other” line in the financing activities section of our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.
We have provided loan financing to WRB Refining LLC, to assist it in meeting its operating and capital spending requirements. At March 31, 2010, $550 million of such financing was outstanding and was classified as long term.
In February 2010, we announced a quarterly dividend of 50 cents per share. The dividend was paid March 1, 2010, to stockholders of record at the close of business February 22, 2010. Additionally, in March 2010, we announced a quarterly dividend for the second quarter of 55 cents per share. This dividend is payable June 1, 2010, to shareholders of record at the close of business May 24, 2010.
On March 24, 2010, we announced plans to purchase up to $5 billion of our common stock over the next two years. Repurchase of shares began in April and totaled 4,455,000 shares at a cost of $254 million, through April 30, 2010.
Capital Spending
Capital Expenditures and Investments

	Millions of Dollars
	Three Months Ended
	March 31
	2010	2009
E&P
United States—Alaska	$183	254
United States—Lower 48	279	751
International	1,388	1,371

	1,850	2,376

Midstream	-	1

R&M
United States	124	408
International	68	88

	192	496

LUKOIL Investment	-	-
Chemicals	-	-
Emerging Businesses	1	17
Corporate and Other	28	16

	$2,071	2,906

United States	$614	1,430
International	1,457	1,476

	$2,071	2,906

E&P
Capital spending for E&P during the first three months of 2010 totaled $1.9 billion. The expenditures supported key exploration and development projects including:
•	Oil and natural gas developments in the Lower 48, including San Juan and Permian Basins, Bakken and Barnett trends, and exploration activities in the deepwater Gulf of Mexico and Eagle Ford shale position in Texas.
•	Alaska activities related to the Prudhoe Bay and Kuparuk Fields, as well as the Alpine Field and satellites on the Western North Slope.
•	Oil sands projects and ongoing natural gas projects in Canada.
•	Further development of coalbed methane projects associated with the APLNG joint venture in Australia.
•	Qatargas 3 Project in Qatar.
•	In Asia Pacific, Bohai Bay in China, Bayu Undan in the Timor Sea, new fields offshore Malaysia and the Darwin LNG facility in Australia.
•	In the North Sea, the Ekofisk Area, Greater Britannia Fields and development of the Jasmine discovery in the J Block.

•	The Kashagan Field in the Caspian Sea.
•	Onshore developments in Nigeria and Algeria.
•	Exploration activities in Australia’s Browse Basin, Kazakhstan’s Block N and offshore eastern Canada.
R&M
Capital spending for R&M during the first three months of 2010 totaled $192 million and included projects related to sustaining and improving the existing business with a focus on safety, regulatory compliance and reliability.
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
Environmental
We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in the petroleum exploration and production, refining, and crude oil and refined product marketing and transportation businesses. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 58, 59 and 60 of our 2009 Annual Report on Form 10-K.
We, from time to time, receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2009, we reported we had been notified of potential liability under CERCLA and comparable state laws at 65 sites around the United States. During the quarter ended March 31, 2010, we were notified of two new sites, resulting in 67 unresolved sites with potential liability.
At March 31, 2010, our balance sheet included a total environmental accrual of $979 million, compared with $1,017 million at December 31, 2009. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
Climate Change
There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Examples from 2010 of legislation and precursors for possible regulation that do or could affect our operations include the EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)), and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, that trigger regulation of GHGs under the Clean Air Act, may trigger more climate-based claims for damages, and may result in longer agency review time for development projects to determine the extent of climate change.
Both of the above referenced announcements are subject to pending legal challenges, and we continue to monitor these legal proceedings and other regulatory actions for potential impacts on our operations. For other examples of legislation or precursors for possible regulation that does or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 60 and 61 of our 2009 Annual Report on Form 10-K.
OUTLOOK
In a February 2008 lease sale conducted by the U.S. Department of Interior (DOI) under the Outer Continental Shelf (OCS) Lands Act, we successfully bid, and were awarded 10-year primary term leases on 98 blocks in the Chukchi Sea, for total bid payments of $506 million. Various special interest groups have brought two separate lawsuits challenging (1) the DOI’s entire OCS leasing program, and (2) the Chukchi Sea lease sale conducted by the DOI under that program. In the first suit, the Court ordered the DOI to reconsider one aspect of its OCS leasing program. The draft revised program was issued on March 31, 2010, and affirmed the 2008 Chukchi Sea lease sale as part of the 2007-2012 program, but removed any future lease sales for the Alaska OCS in that program. The draft revised program is subject to public comment until May 3, 2010, after which the DOI will submit the final program to the court and the parties will petition the court for resolution. A final court decision is expected later this year. In the second suit, briefs have been filed by all parties, and a decision is expected later in 2010. We continue to progress plans for drilling an exploration well on our Chukchi Sea leases no earlier than 2012.

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
We based the forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:
•	Fluctuations in crude oil, natural gas and natural gas liquids prices, refining and marketing margins and margins for our chemicals business.
•	Potential failures or delays in achieving expected reserve or production levels from existing and future oil and gas development projects due to operating hazards, drilling risks and the inherent uncertainties in predicting oil and gas reserves and oil and gas reservoir performance.
•	Unsuccessful exploratory drilling activities or the inability to obtain access to exploratory acreage.
•	Failure of new products and services to achieve market acceptance.
•	Unexpected changes in costs or technical requirements for constructing, modifying or operating facilities for exploration and production, manufacturing, refining or transportation projects.
•	Unexpected technological or commercial difficulties in manufacturing, refining or transporting our products, including synthetic crude oil and chemicals products.
•	Lack of, or disruptions in, adequate and reliable transportation for our crude oil, natural gas, natural gas liquids, LNG and refined products.
•	Inability to timely obtain or maintain permits, including those necessary for construction of LNG terminals or regasification facilities, or refinery projects; comply with government regulations; or make capital expenditures required to maintain compliance.
•	Failure to complete definitive agreements and feasibility studies for, and to timely complete construction of, announced and future exploration and production, LNG, refinery and transportation projects.
•	Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events or terrorism.
•	International monetary conditions and exchange controls.
•	Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations.
•	Liability for remedial actions, including removal and reclamation obligations, under environmental regulations.
•	Liability resulting from litigation.
•	General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, natural gas, natural gas liquids or refined product pricing, regulation or taxation; other political, economic or diplomatic developments; and international monetary fluctuations.
•	Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business.

•	Limited access to capital or significantly higher cost of capital related to uncertainty in the domestic or international financial markets.
•	Delays in, or our inability to implement, our recently announced asset disposition plan.
•	Inability to obtain economical financing for projects, construction or modification of facilities and general corporate purposes.
•	The operation and financing of our midstream and chemicals joint ventures.
•	The factors generally described in Item 1A—Risk Factors in our 2009 Annual Report on Form 10-K.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the three months ended March 31, 2010, does not differ materially from that discussed under Item 7A in our 2009 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
As of March 31, 2010, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President, Finance and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2010.
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the first quarter of 2010 and any material developments with respect to matters previously reported in ConocoPhillips’ 2009 Annual Report on Form 10-K. Material developments to the previously reported matters have been included in the descriptions below. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings was decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s (SEC) regulations.
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
New Matters
On February 26, 2009, we received a demand from the South Coast Air Quality Management District (SCAQMD) to settle seven Notices of Violation for alleged violations of air pollution control regulations at the Los Angeles Refinery. The amount of the settlement demand is $159,000. We are working with SCAQMD to resolve this matter.
Matters Previously Reported
On December 17, 2009, the San Francisco Regional Water Quality Control Board’s enforcement staff (SFRWQCB) issued an Administrative Civil Liability Complaint alleging 18 exceedances of the Rodeo facility’s stormwater permit that occurred during 2008 and 2009. The Complaint seeks a penalty of $490,000. Since that time, SFRWQCB and ConocoPhillips have agreed to include 14 additional exceedances that occurred in 2009 as part of the overall settlement. The SFRWQCB issued an initial penalty demand of $800,000 for all 32 exceedances, and we are working with the SFRWQCB to resolve this matter.
ConocoPhillips Pipe Line Company (CPPL) received a Notice of Probable Violation and Proposed Civil Penalty (NOPV) from the U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (DOT) dated March 30, 2009. The NOPV alleges CPPL violated certain operation and safety regulations regarding the control room response to a release on January 8, 2008, near Denver City, Texas. DOT issued a penalty of $200,000 for the alleged violations, which CPPL paid on April 22, 2010.

Item 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A of our 2009 Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

					Millions of Dollars
				Total Number of	Approximate Dollar
				Shares Purchased	Value of Shares
				as Part of Publicly	that May Yet Be
	Total Number of		Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	*	Paid per Share	or Programs	Plans or Programs

January 1-31, 2010	1,234		$48.33	-	-
February 1-28, 2010	1,664		49.62	-	-
March 1-31, 2010	7,009		51.05	-	-

Total	9,907		$50.47	-

*Represents the repurchase of common shares from company employees in connection with the company’s broad-based employee incentive plans.
On March 24, 2010, we announced plans to purchase up to $5 billion of our common stock over the next two years. Repurchase of shares began in April and totaled 4,455,000 shares at a cost of $254 million, through April 30, 2010. Acquisitions for the share repurchase program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares.

Item 6. EXHIBITS

12	Computation of Ratio of Earnings to Fixed Charges.

18	Preferability Letter Regarding Change in Accounting Principle.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS
/s/ Glenda M. Schwarz
Glenda M. Schwarz
Vice President and Controller (Chief Accounting and Duly Authorized Officer)
May 4, 2010