Form 10-Q
period 2010-06-30
CONOCOPHILLIPS
filed 2010-08-05
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-32395

ConocoPhillips
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0562944 (I.R.S. Employer Identification No.)
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
Large accelerated filer [x]          Accelerated filer [   ]         Non-accelerated filer [   ]          Smaller reporting company [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [x]
The registrant had 1,483,363,225 shares of common stock, $.01 par value, outstanding at June 30, 2010.

CONOCOPHILLIPS

Page
Part I – Financial Information

Item 1. Financial Statements
Consolidated Income Statement	1
Consolidated Balance Sheet	2
Consolidated Statement of Cash Flows	3
Notes to Consolidated Financial Statements	4
Supplementary Information—Condensed Consolidating Financial Information	27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	52

Item 4. Controls and Procedures	52

Part II – Other Information

Item 1. Legal Proceedings	53

Item 1A. Risk Factors	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6. Exhibits	56

Signature	57
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009 (2)	2010	2009 (2)
Revenues and Other Income
Sales and other operating revenues (1)	$45,686	35,448	90,507	66,189
Equity in earnings of affiliates	1,088	632	1,956	1,005
Gain on sale of Syncrude	2,878	-	2,878	-
Other income	475	106	548	230

Total Revenues and Other Income	50,127	36,186	95,889	67,424

Costs and Expenses
Purchased crude oil, natural gas and products	32,088	24,609	63,609	44,368
Production and operating expenses	2,619	2,573	5,146	5,118
Selling, general and administrative expenses	438	476	882	951
Exploration expenses	213	243	596	468
Depreciation, depletion and amortization	2,280	2,347	4,598	4,577
Impairments	1,532	51	1,623	54
Taxes other than income taxes(1)	4,247	3,715	8,284	7,179
Accretion on discounted liabilities	113	108	227	212
Interest and debt expense	349	268	650	578
Foreign currency transaction (gains) losses	54	(142)	90	(11)

Total Costs and Expenses	43,933	34,248	85,705	63,494

Income before income taxes	6,194	1,938	10,184	3,930
Provision for income taxes	2,011	1,063	3,889	2,239

Net income	4,183	875	6,295	1,691
Less: net income attributable to noncontrolling interests	(19)	(16)	(33)	(32)

Net Income Attributable to ConocoPhillips	$4,164	859	6,262	1,659

Net Income Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$2.79	.58	4.20	1.12
Diluted	2.77	.57	4.17	1.11

Dividends Paid Per Share of Common Stock (dollars)	$.55	.47	1.05	.94

Average Common Shares Outstanding (in thousands)
Basic	1,489,814	1,486,496	1,491,329	1,486,195
Diluted	1,501,257	1,495,700	1,502,529	1,495,474

(1)Includes excise taxes on petroleum products sales:	$3,417	3,316	6,637	6,376

(2)Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	June 30	December 31
	2010	2009 *
Assets
Cash and cash equivalents	$4,120	542
Accounts and notes receivable (net of allowance of $77 million in 2010 and $76 million in 2009)	11,074	11,861
Accounts and notes receivable—related parties	2,123	1,354
Inventories	7,119	4,940
Prepaid expenses and other current assets	2,230	2,470

Total Current Assets	26,666	21,167
Investments and long-term receivables	35,957	35,742
Loans and advances—related parties	2,394	2,352
Net properties, plants and equipment	81,269	87,708
Goodwill	3,638	3,638
Intangibles	808	823
Other assets	724	708

Total Assets	$151,456	152,138

Liabilities
Accounts payable	$13,683	14,168
Accounts payable—related parties	1,693	1,317
Short-term debt	3,082	1,728
Accrued income and other taxes	4,508	3,402
Employee benefit obligations	667	846
Other accruals	2,035	2,234

Total Current Liabilities	25,668	23,695
Long-term debt	23,197	26,925
Asset retirement obligations and accrued environmental costs	8,389	8,713
Joint venture acquisition obligation—related party	4,666	5,009
Deferred income taxes	17,012	17,956
Employee benefit obligations	3,836	4,130
Other liabilities and deferred credits	2,743	3,097

Total Liabilities	85,511	89,525

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2010—1,736,403,629 shares; 2009—1,733,345,558 shares)
Par value	17	17
Capital in excess of par	43,869	43,681
Grantor trusts (at cost: 2010—37,798,903 shares; 2009—38,742,261 shares)	(650)	(667)
Treasury stock (at cost: 2010—215,241,501 shares; 2009—208,346,815 shares)	(16,601)	(16,211)
Accumulated other comprehensive income	1,881	3,065
Unearned employee compensation	(62)	(76)
Retained earnings	36,917	32,214

Total Common Stockholders’ Equity	65,371	62,023
Noncontrolling interests	574	590

Total Equity	65,945	62,613

Total Liabilities and Equity	$151,456	152,138

*Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Six Months Ended
	June 30
	2010	2009 *
Cash Flows From Operating Activities
Net income	$6,295	1,691
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	4,598	4,577
Impairments	1,623	54
Dry hole costs and leasehold impairments	205	238
Accretion on discounted liabilities	227	212
Deferred taxes	(543)	(603)
Undistributed equity earnings	(1,189)	(606)
Gain on asset dispositions	(3,273)	(36)
Other	(543)	175
Working capital adjustments
Decrease (increase) in accounts and notes receivable	671	65
Decrease (increase) in inventories	(2,401)	(973)
Decrease (increase) in prepaid expenses and other current assets	(89)	(435)
Increase (decrease) in accounts payable	(106)	1,020
Increase (decrease) in taxes and other accruals	1,040	(927)

Net Cash Provided by Operating Activities	6,515	4,452

Cash Flows From Investing Activities
Capital expenditures and investments	(4,080)	(5,578)
Proceeds from asset dispositions	5,943	232
Long-term advances/loans—related parties	(269)	(121)
Collection of advances/loans—related parties	80	36
Other	9	(77)

Net Cash Provided by (Used in) Investing Activities	1,683	(5,508)

Cash Flows From Financing Activities
Issuance of debt	65	9,029
Repayment of debt	(2,435)	(6,109)
Issuance of company common stock	35	(21)
Repurchase of company common stock	(390)	-
Dividends paid on company common stock	(1,560)	(1,393)
Other	(355)	(406)

Net Cash Provided by (Used in) Financing Activities	(4,640)	1,100

Effect of Exchange Rate Changes on Cash and Cash Equivalents	20	89

Net Change in Cash and Cash Equivalents	3,578	133
Cash and cash equivalents at beginning of period	542	755

Cash and Cash Equivalents at End of Period	$4,120	888

*Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips
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
Note 2—Changes in Accounting Principles
LUKOIL Accounting
Effective January 1, 2010, we changed the method used to determine our equity-method share of LUKOIL’s earnings. Prior to 2010, we estimated our LUKOIL equity earnings for the current quarter based on current market indicators, publicly available LUKOIL information and other objective data. This earnings estimation process was necessary because, historically, LUKOIL’s accounting cycle close and preparation of U.S. generally accepted accounting principles financial statements occurred subsequent to our reporting deadline, and for certain periods this timing gap exceeded 93 days. Although Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 323, “Investments—Equity Method and Joint Ventures,” provides that when financial statements of an investee are not sufficiently timely, then the investor should record its share of earnings or loss based on the most recently available financial statements, SEC guidance indicates this timing gap should not exceed 93 days. Recently, the timing gap has been reduced to less than 93 days for all reporting periods. Accordingly, we believe it is now preferable to implement a change in accounting principle to record our equity-method share of LUKOIL’s earnings on a one-quarter-lag basis, rather than using an earnings estimate for the current quarter. We believe the new method is preferable as it improves reporting reliability, while maintaining an acceptable level of relevance.
This change in accounting principle to a one-quarter lag under ASC Topic 323 has been applied retrospectively, by recasting prior period financial information. The following table summarizes the line items affected on the consolidated income statement:

	Millions of Dollars
	Three Months Ended June 30
	2010			2009
	Computed	As	Effect	As		Effect
	with	Reported	of	Originally	As	of
	Estimate	with Lag	Change	Reported	Adjusted	Change

Equity in earnings of affiliates	$1,135	1,088	(47)	1,076	632	(444)
Provision for income taxes	2,013	2,011	(2)	1,068	1,063	(5)
Net Income	4,228	4,183	(45)	1,314	875	(439)
Net Income Attributable to ConocoPhillips	4,209	4,164	(45)	1,298	859	(439)

Net Income Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$2.82	2.79	(.03)	.87	.58	(.29)
Diluted	2.80	2.77	(.03)	.87	.57	(.30)

	Millions of Dollars
	Six Months Ended June 30
	2010			2009
	Computed	As	Effect	As		Effect
	with	Reported	of	Originally	As	of
	Estimate	with Lag	Change	Reported	Adjusted	Change

Equity in earnings of affiliates	$1,886	1,956	70	1,491	1,005	(486)
Provision for income taxes	3,890	3,889	(1)	2,246	2,239	(7)
Net Income	6,224	6,295	71	2,170	1,691	(479)
Net Income Attributable to ConocoPhillips	6,191	6,262	71	2,138	1,659	(479)

Net Income Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$4.15	4.20	.05	1.44	1.12	(.32)
Diluted	4.12	4.17	.05	1.43	1.11	(.32)

The following table summarizes the line items affected on the consolidated balance sheet:

	Millions of Dollars
	June 30, 2010			December 31, 2009
	Computed	As	Effect	As		Effect
	with	Reported	of	Originally	As	of
	Estimate	with Lag	Change	Reported	Adjusted	Change

Investments and long-term receivables	$36,337	35,957	(380)	36,192	35,742	(450)
Deferred income taxes	17,019	17,012	(7)	17,962	17,956	(6)
Retained earnings	37,290	36,917	(373)	32,658	32,214	(444)

There was no cumulative impact to retained earnings as of January 1, 2009, as a result of the accounting change. This was due to the impairment of our LUKOIL investment during 2008 to its fair market value on December 31, 2008.
The following table summarizes the line items affected on the consolidated statement of cash flows:

	Millions of Dollars
	Six Months Ended June 30
	2010			2009
	Computed	As	Effect	As		Effect
	with	Reported	of	Originally	As	of
	Estimate	with Lag	Change	Reported	Adjusted	Change

Net income	$6,224	6,295	71	2,170	1,691	(479)
Deferred taxes	(542)	(543)	(1)	(596)	(603)	(7)
Undistributed equity earnings	(1,119)	(1,189)	(70)	(1,092)	(606)	486

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
Note 3—Variable Interest Entities (VIEs)
We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:
We have a 30 percent ownership interest with a 50 percent governance interest in the OOO Naryanmarneftegaz (NMNG) joint venture to develop resources in the Timan-Pechora province of Russia. The NMNG joint venture is a VIE because we and a related party, OAO LUKOIL, have disproportionate interests. When related parties are involved in a VIE and neither party has the power to direct the activities of the VIE without the consent of the other party, reasonable judgment should take into account the relevant facts and circumstances for the determination of the primary beneficiary. The activities of NMNG are more closely aligned with LUKOIL because they share Russia as a home country, and LUKOIL conducts extensive exploration and production activities in the same province. Additionally, there are no financial guarantees given by LUKOIL or us, and LUKOIL owns 70 percent, versus our 30 percent direct interest. As a result, we have determined we are not the primary beneficiary of NMNG, and we use the equity method of accounting for this investment. The funding of NMNG has been provided with equity contributions, primarily for the development of the Yuzhno Khylchuyu (YK) Field. At June 30, 2010, the book value of our investment in the venture was $1,495 million.
Production from the NMNG joint venture fields is transported via pipeline to LUKOIL’s terminal at Varandey Bay on the Barents Sea and then shipped via tanker to international markets. LUKOIL completed an expansion of the terminal’s gross oil-throughput capacity from 30,000 barrels per day to 240,000 barrels per day, and we participated in the design and financing of the expansion. The terminal entity, Varandey Terminal Company, is a VIE because we and LUKOIL have disproportionate interests. We had an obligation to fund, through loans, 30 percent of the terminal’s expansion costs, but have no governance or direct ownership interest in the terminal. We determined we are not the primary beneficiary for Varandey because LUKOIL has the power to direct the activities that most influence Varandey’s economic performance. We account for our loan to Varandey as a financial asset. Principal repayments began in April 2009. The loan balance outstanding as of June 30, 2010, at current exchange rates, was $246 million.
We have an agreement with Freeport LNG Development, L.P. (Freeport LNG) to participate in a liquefied natural gas (LNG) receiving terminal in Quintana, Texas. We have no ownership in Freeport LNG; however, we own a 50 percent interest in Freeport LNG GP, Inc. (Freeport GP), which serves as the general partner managing the venture. We entered into a credit agreement with Freeport LNG, whereby we agreed to provide loan financing for the construction of the terminal. We also entered into a long-term agreement with Freeport LNG to use 0.9 billion cubic feet per day of regasification capacity. The terminal became operational in June 2008, and we began making payments under the terminal use agreement. Freeport LNG began making loan repayments in September 2008, and the loan balance outstanding as of June 30, 2010, was $676 million. Freeport LNG is a VIE because Freeport GP holds no equity in Freeport LNG, and the limited partners of Freeport LNG do not have any substantive decision making ability. We are not the primary beneficiary because the equity holders of Freeport GP are not related parties and have equally shared power. Neither party has the power to direct the significant activities without the consent of the other party, in which case neither party is considered to be the primary beneficiary. The loan to Freeport LNG is accounted for as a financial asset, and our investment in Freeport GP is accounted for as an equity investment.
Note 4—Inventories
Inventories consisted of the following:

	Millions of Dollars
	June 30	December 31
	2010	2009

Crude oil and petroleum products	$6,151	3,955
Materials, supplies and other	968	985

	$7,119	4,940

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,941 million and $3,747 million at June 30, 2010, and December 31, 2009, respectively. The excess of current replacement cost over LIFO cost of inventories amounted to $5,328 million and $5,627 million at June 30, 2010, and December 31, 2009, respectively.
Note 5—Assets Held for Sale
During the second quarter of 2010, we sold our interest in CFJ Properties, a joint venture which owned and operated Flying J-branded truck travel plazas. The sale resulted in a before-tax gain of $234 million, which is included in the “Other income” line of the consolidated income statement. At June 30, 2010, we no longer had any significant assets or liabilities classified as held for sale.
On June 25, 2010, we sold our 9.03 percent interest in the Syncrude Canada Ltd. joint venture (Syncrude) for $4.6 billion. Syncrude was included in our Exploration and Production segment and had synthetic oil proved reserves of 248 million barrels at December 31, 2009. Production in 2009 was 23,000 barrels per day. The $2.9 billion before-tax gain on this disposition was included as a separate line in the “Total Revenues and Other Income” section of our consolidated income statement. The cash proceeds were included in the “Proceeds from asset dispositions” line within the investing cash flow section of our consolidated statement of cash flows. At the time of disposition, Syncrude had a net carrying value of $1.75 billion, which included $1.97 billion of properties, plants and equipment. During fiscal 2010 until its disposition, Syncrude contributed $327 million in intercompany sales and other operating revenues, and generated income before taxes of $127 million and net income of $93 million.

Note 6—Investments, Loans and Long-Term Receivables
LUKOIL
Our ownership interest in LUKOIL was 19.21 percent at June 30, 2010, based on 851 million shares authorized and issued. Our average ownership interest in the first quarter of 2010, used to record our share of LUKOIL’s first-quarter results on a lag basis, was 20.09 percent. During the second quarter of 2010, we sold 6.7 million shares of LUKOIL, resulting in cash proceeds of $391 million and a net gain on disposition of $99 million, which is included in the “Other income” line of the consolidated income statement.
At June 30, 2010, the book value of our ordinary share investment in LUKOIL was $6,695 million reflecting the recognition of our equity-method share of LUKOIL’s earnings on a one-quarter-lag basis. Our investment book value is lower than our share of the net assets of LUKOIL by approximately $4,234 million. A majority of this negative basis difference is being amortized on a straight-line basis over a 22-year useful life as an increase to equity earnings. On June 30, 2010, the closing price of LUKOIL shares on the London Stock Exchange was $51.90 per share, making the total market value of our LUKOIL investment $8,479 million. For additional information about accounting for our LUKOIL investment, see Note 2—Changes in Accounting Principles.
On July 28, 2010, we announced our intention to sell our entire interest in LUKOIL, then consisting of 163,367,629 shares. This decision will be implemented as follows:
•	On July 28, 2010, we entered into a stock purchase and option agreement (the Agreement) with a wholly owned subsidiary of LUKOIL, pursuant to which such subsidiary will purchase 64,638,729 shares from us at a price of $53.25 per share, or $3.44 billion in total. Closing on this transaction is expected in the third quarter of 2010.

•	Also pursuant to the Agreement, the LUKOIL subsidiary has a 60-day option, expiring on September 26, 2010, to purchase any or all of our interest remaining at the time of exercise of the option, at a price of $56 per share.

•	Finally, to the extent all of our remaining interest is not purchased pursuant to the 60-day option, we intend to sell our remaining interest in the open market from time to time, subject to the terms of the Shareholder Agreement, by the end of 2011.
We will continue to use the equity-method of accounting for our interest in LUKOIL until we determine we no longer have significant influence over the operating and financial policies of LUKOIL. Making this determination will involve judgment based on an on-going evaluation of current facts and circumstances, but based on the various voting rights and powers we have under our Shareholder Agreement with LUKOIL and the cumulative stockholder voting rules in Russia, we believe it is likely we would lose significant influence once our ownership interest falls below approximately 10 percent. At the point in the future when we cease using equity-method accounting, we would no longer record equity earnings related to LUKOIL, we would cease to report our share of LUKOIL’s upstream production and proved reserves in our supplemental oil and gas disclosures, and our available-for-sale investment in LUKOIL’s shares would be marked to market each period, with the corresponding gains and losses recorded to other comprehensive income until the shares are sold.
Loans to Related Parties
As part of our normal ongoing business operations and consistent with industry practice, we invest and enter into numerous agreements with other parties to pursue business opportunities, which share costs and apportion risks among the parties as governed by the agreements. Included in such activity are loans made to certain affiliated companies. Significant loans to affiliated companies at June 30, 2010, included the following:
•	$676 million in loan financing to Freeport LNG Development, L.P.

•	$246 million in loan financing at June 2010 exchange rates to Varandey Terminal Company.

•	$1,064 million in project financing and an additional $93 million of accrued interest to Qatargas 3.

•	$550 million in loan financing to WRB Refining LLC.

The long-term portion of these loans are included in the “Loans and advances—related parties” line on the consolidated balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.”
Other Investments
We have investments remeasured at fair value on a recurring basis to support certain nonqualified deferred compensation plans. The fair value of these assets at June 30, 2010, was $304 million, and substantially the entire value is categorized in Level 1 of the fair value hierarchy. These investments are measured at fair value using a market approach based on quotations from national securities exchanges.
Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a 70,000 barrel-per-day delayed coker and related facilities at the Sweeny Refinery used to produce fuel-grade petroleum coke. Prior to August 28, 2009, MSLP was owned 50/50 by us and Petróleos de Venezuela S.A. (PDVSA). Under the agreements that govern the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery gave us the right to acquire PDVSA’s 50 percent ownership interest in MSLP. On August 28, 2009, we exercised that right. PDVSA has initiated arbitration in the International Chamber of Commerce challenging our actions and this arbitration is underway. We continue to use the equity method of accounting for our investment in MSLP.
Note 7—Properties, Plants and Equipment
Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, depletion and amortization (Accum. DD&A), was:

	Millions of Dollars
	June 30, 2010			December 31, 2009
	Gross	Accum.	Net	Gross	Accum.	Net
	PP&E	DD&A	PP&E	PP&E	DD&A	PP&E

E&P	$112,753	47,367	65,386	115,224	45,577	69,647
Midstream	124	77	47	123	74	49
R&M	22,648	8,405	14,243	23,047	6,714	16,333
LUKOIL Investment	-	-	-	-	-	-
Chemicals	-	-	-	-	-	-
Emerging Businesses	1,109	298	811	1,198	300	898
Corporate and Other	1,684	902	782	1,650	869	781

	$138,318	57,049	81,269	141,242	53,534	87,708

Suspended Wells
The capitalized cost of suspended wells at June 30, 2010, was $1,002 million, an increase of $94 million from $908 million at year-end 2009. For the category of exploratory well costs capitalized for a period greater than one year as of December 31, 2009, no wells were charged to dry hole expense during the first six months of 2010.

Note 8—Impairments
During the first six months of 2010 and 2009, we recognized the following before-tax impairment charges:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

E&P
United States	$-	-	-	-
International	1	51	1	59
R&M
United States	14	-	17	(5)
International	1,512	-	1,600	-
Emerging Businesses	5	-	5	-

	$1,532	51	1,623	54

2010
In the second quarter of 2010, due to ongoing unfavorable market conditions and consistent with our strategy of maintaining capital discipline and reducing our downstream portfolio over time, we cancelled plans for a project to upgrade our refinery in Wilhelmshaven, Germany. As a result, the sum of the undiscounted pretax cash flows was less than the carrying value; therefore, the carrying value of $1,764 million was written down to estimated fair value resulting in a before-tax impairment of $1,500 million. The Level 3 fair value was determined considering a discounted cash flow model, cash flow multiples for similar assets and alternative use. The six-month period of 2010 also included a before-tax property impairment of $100 million in international R&M to write-off capitalized project costs, as a result of our decision to end our participation in a new refinery project in Yanbu Industrial City, Saudi Arabia.
2009
In April 2008, Burlington Resources, Inc., a wholly owned subsidiary of ConocoPhillips, initiated arbitration before the World Bank’s International Centre for Settlement of Investment Disputes (ICSID) against The Republic of Ecuador and PetroEcuador as a result of the newly-enacted Windfall Profits Tax Law and government-mandated renegotiation of our production sharing contracts. Despite a restraining order issued by the ICSID, Ecuador confiscated the crude oil production of Burlington and its co-venturer and sold the illegally seized crude oil. As a result, our assets in Ecuador were effectively expropriated. Accordingly, in the second quarter of 2009, we recorded a noncash charge of $51 million before- and after-tax related to the full impairment of our exploration and production investments in Ecuador. In the third quarter of 2009, Ecuador took over operations in Blocks 7 and 21, formalizing the complete expropriation of our assets. In June 2010, the ICSID tribunal concluded it has jurisdiction to hear Burlington’s expropriation claim. A hearing on case merits is scheduled for October 2010, with a decision on case merits expected in June 2011.
Note 9—Debt
We have two commercial paper programs supported by our $7.85 billion revolving credit facilities: the ConocoPhillips $6.35 billion program, primarily a funding source for short-term working capital needs, and the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, which is used to fund commitments relating to the Qatargas 3 Project. Commercial paper maturities are generally limited to 90 days. At both June 30, 2010 and December 31, 2009, we had no direct outstanding borrowings under our revolving credit facilities, but $40 million in letters of credit had been issued. In addition, under the two commercial paper programs, there was $1,126 million of commercial paper outstanding at June 30, 2010, compared with $1,300 million at December 31, 2009. Since we had $1,126 million of commercial paper outstanding and had issued $40 million of letters of credit, we had access to $6.7 billion in borrowing capacity under our revolving credit facilities at June 30, 2010.
During the quarter, the $1,264 million 8.75% and the $150 million 9.875% bonds were repaid at their maturity. Additionally, the remaining $750 million balance of the Floating Rate Five-Year Term Notes was repaid prior to maturity.
At June 30, 2010, we classified $1,126 million of short-term debt as long-term debt, based on our ability and intent to refinance the obligation on a long-term basis under our revolving credit facilities. Additionally, irrevocable early redemption notices were issued early in the third quarter of 2010 for $2,678 million of bonds. Accordingly, these bonds with due dates beyond one year were classified as short-term debt in our consolidated balance sheet.
Note 10—Joint Venture Acquisition Obligation
We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL Partnership. Quarterly principal and interest payments of $237 million began in the second quarter of 2007 and will continue until the balance is paid. Of the principal obligation amount, approximately $677 million was short-term and was included in the “Accounts payable—related parties” line on our June 30, 2010, consolidated balance sheet. The principal portion of these payments, which totaled $325 million in the first six months of 2010, is included in the “Other” line in the financing activities section of our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.
Note 11—Noncontrolling Interests
Activity for the equity attributable to noncontrolling interests for the first six months of 2010 and 2009 was as follows:

	Millions of Dollars
	2010			2009*
	Common	Non-		Common	Non-
	Stockholders’	Controlling	Total	Stockholders’	Controlling	Total
	Equity	Interests	Equity	Equity	Interests	Equity

Balance at January 1	$62,023	590	62,613	55,165	1,100	56,265
Net income	6,262	33	6,295	1,659	32	1,691
Dividends	(1,560)	-	(1,560)	(1,393)	-	(1,393)
Distributions to noncontrolling interests	-	(48)	(48)	-	(54)	(54)
Other changes, net**	(1,354)	(1)	(1,355)	3,020	-	3,020

Balance at June 30	$65,371	574	65,945	58,451	1,078	59,529

*Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
**Includes components of other comprehensive income, which are disclosed separately in Note 15—Comprehensive Income.
Note 12—Guarantees
At June 30, 2010, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
Construction Completion Guarantees
•	In December 2005, we issued a construction completion guarantee for 30 percent of the $4 billion in loan facilities of Qatargas 3, which are being used to finance the construction of an LNG train in Qatar. Of the $4 billion in loan facilities, we committed to provide $1.2 billion. The maximum potential amount of future payments to third-party lenders under the guarantee is estimated to be $850 million, which could become payable if the full debt financing is utilized and completion of the Qatargas 3 Project is not achieved. The project financing will be nonrecourse to ConocoPhillips upon certified completion, which is expected in 2011. At June 30, 2010, the carrying value of the guarantee to third-party lenders was $11 million.
Guarantees of Joint Venture Debt
•	In the second quarter of 2010, the credit facilities of Rockies Express Pipeline LLC were reduced, and our guarantee was released.
•	At June 30, 2010, we had guarantees outstanding for our portion of joint venture debt obligations, which have terms of up to 15 years. The maximum potential amount of future payments under the guarantees is approximately $70 million. Payment would be required if a joint venture defaults on its debt obligations.
Other Guarantees
•	In conjunction with our purchase of a 50 percent ownership interest in Australia Pacific LNG Pty Limited (APLNG) from Origin Energy in October 2008, we agreed to participate, if and when requested, in any parent company guarantees that were outstanding at the time we purchased our interest in APLNG. These parent company guarantees cover the obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of 7 to 21 years. Our maximum potential amount of future payments, or cost of volume delivery, under these guarantees is estimated to be $1,366 million ($2,951 million in the event of intentional or reckless breach) at June 2010 exchange rates based on our 50 percent share of the remaining contracted volumes, which could become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the partners do not make necessary equity contributions into APLNG.
•	We have other guarantees with maximum future potential payment amounts totaling $440 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures, guarantees of minimum charter revenue for two LNG vessels, one small construction completion guarantee, guarantees of the lease payment obligations of a joint venture, and guarantees of the residual value of leased corporate aircraft. These guarantees generally extend up to 14 years or life of the venture.
Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at June 30, 2010, was $406 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity.

In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $251 million of environmental accruals for known contamination that are included in asset retirement obligations and accrued environmental costs at June 30, 2010. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.
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
We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2010, our balance sheet included a total environmental accrual of $971 million, compared with $1,017 million at December 31, 2009. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.
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
Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at June 30, 2010, we had performance obligations secured by letters of credit of $2,038 million (of which $40 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business.
Long-Term Throughput Agreements and Take-or-Pay Agreements
Our obligation under throughput agreements to support third-party shipper financing arrangements for a crude oil transportation system commenced during the second quarter of 2010. The aggregate amounts of estimated payments under these agreements are: 2010—$50 million; 2011—$211 million; 2012—$248 million; 2013—$247 million; 2014—$247 million; and 2015 and after—$3,958 million.
Note 14—Financial Instruments and Derivative Contracts
Derivative Instruments
We use financial and commodity-based derivative contracts to manage exposures to fluctuations in foreign currency exchange rates, commodity prices, and interest rates, or to capture market opportunities. Since we are not currently using cash flow hedge accounting, all gains and losses, realized or unrealized, from derivative contracts have been recognized in the consolidated income statement. Gains and losses from derivative contracts held for trading not directly related to our physical business, whether realized or unrealized, have been reported net in other income.

Purchase and sales contracts for commodities that are readily convertible to cash (e.g., crude oil, natural gas and gasoline) are recorded on the balance sheet as derivatives unless the contracts are for quantities we expect to use or sell over a reasonable period in the normal course of business (i.e., contracts eligible for the normal purchases and normal sales exception). We record most of our contracts to buy or sell natural gas and the majority of our contracts to sell power as derivatives, but we do apply the normal purchases and normal sales exception to certain long-term contracts to sell our natural gas production. We generally apply this normal purchases and normal sales exception to eligible crude oil and refined product commodity purchase and sales contracts; however, we may elect not to apply this exception (e.g., when another derivative instrument will be used to mitigate the risk of the purchase or sales contract but hedge accounting will not be applied, in which case both the purchase or sales contract and the derivative contract mitigating the resulting risk will be recorded on the balance sheet at fair value).
We value our exchange-cleared derivatives using closing prices provided by the exchange as of the balance sheet date, and these are classified as Level 1 in the fair value hierarchy. Over-the-counter (OTC) financial swaps and physical commodity forward purchase and sales contracts are generally valued using quotations provided by brokers and price index developers, such as Platts and Oil Price Information Service. These quotes are corroborated with market data and are classified as Level 2. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, OTC swaps and physical commodity purchase and sales contracts are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. A contract that is initially classified as Level 3 due to absence or insufficient corroboration of broker quotes over a material portion of the contract will transfer to Level 2 when the portion of the trade having no quotes or insufficient corroboration becomes an insignificant portion of the contract. A contract would also transfer to Level 2 if we began using a corroborated broker quote that has become available. Conversely, if a corroborated broker quote ceases to be available or used by us, the contract would transfer from Level 2 to Level 3. There were no transfers in or out of Level 1.
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
The fair value hierarchy for our derivative assets and liabilities accounted for at fair value on a recurring basis was:

	Millions of Dollars
	June 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$2,775	1,603	62	4,440	1,710	1,659	61	3,430
Interest rate derivatives	-	16	-	16	-	-	-	-
Foreign exchange derivatives	-	57	-	57	-	45	-	45

Total assets	2,775	1,676	62	4,513	1,710	1,704	61	3,475

Liabilities
Commodity derivatives	(2,838)	(1,399)	(21)	(4,258)	(1,797)	(1,496)	(24)	(3,317)
Foreign exchange derivatives	-	(18)	-	(18)	-	(47)	-	(47)

Total liabilities	(2,838)	(1,417)	(21)	(4,276)	(1,797)	(1,543)	(24)	(3,364)

Net assets (liabilities)	$(63)	259	41	237	(87)	161	37	111

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
The fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy changed as follows:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance	$60	96	37	40
Total net gains (losses), realized and unrealized, included in earnings	-	(8)	32	18
Net purchases, issuances and settlements	(19)	(17)	(22)	(27)
Transfers into Level 3	1	20	1	61
Transfers out of Level 3	(1)	(17)	(7)	(18)

Ending balance	$41	74	41	74

The amounts of Level 3 gains (losses) included in earnings were:

	Millions of Dollars
	2010			2009
		Purchased			Purchased
	Other	Crude Oil,		Other	Crude Oil,
	Operating	Natural Gas		Operating	Natural Gas
	Revenues	and Products	Total	Revenues	and Products	Total

Three Months Ended June 30
Total gains (losses) included in earnings	$10	(10)	-	(8)	-	(8)

Change in unrealized gains (losses) relating to assets held at June 30	$31	1	32	3	-	3

Change in unrealized gains (losses) relating to liabilities held at June 30	$(19)	(9)	(28)	(9)	-	(9)

Six Months Ended June 30
Total gains (losses) included in earnings	$54	(22)	32	19	(1)	18

Change in unrealized gains (losses) relating to assets held at June 30	$64	1	65	21	-	21

Change in unrealized gains (losses) relating to liabilities held at June 30	$(16)	(17)	(33)	(10)	-	(10)

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
The fair value of commodity derivative assets and liabilities and the line items where they appear on our consolidated balance sheet were:

	Millions of Dollars
	June 30	December 31
	2010	2009
Assets
Prepaid expenses and other current assets	$4,124	3,084
Other assets	320	359
Liabilities
Other accruals	3,931	3,006
Other liabilities and deferred credits	331	324

Hedge accounting has not been used for any items in the table. The amounts shown are presented gross (i.e., without netting assets and liabilities with the same counterparty where the right of offset and intent to net exist).
The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Sales and other operating revenues	$(1,139)	(182)	(657)	391
Other income	(20)	14	(30)	22
Purchased crude oil, natural gas and products	1,373	(443)	866	(955)

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

	Open Position
	Long/(Short)
	June 30	December 31
	2010	2009
Commodity
Crude oil, refined products and natural gas liquids (millions of barrels)	(35)	(16)
Natural gas and power (billions of cubic feet)
Fixed price	(85)	(60)
Basis	123	154

Interest Rate Derivative Contracts—During the second quarter of 2010, we executed interest rate swaps to synthetically convert $500 million of our 4.60% fixed-rate notes due in 2015 to a London Interbank Offered Rate (LIBOR)-based floating rate. These swaps qualify for and are designated as fair-value hedges using the short-cut method of hedge accounting. The short-cut method permits the assumption that changes in the value of the derivative perfectly offset changes in the value of the debt; therefore, no gain or loss has been recognized due to hedge ineffectiveness.
The fair value of interest rate derivative assets and liabilities and the line items where they appear on our consolidated balance sheet were:

	Millions of Dollars
	June 30	December 31
	2010	2009
Assets
Prepaid expenses and other current assets	$7	-
Other assets	9	-

Hedge accounting was used for all items in the table. The amounts shown are presented gross.
The (gains) and losses from interest rate derivatives used in a fair-value hedge, losses and (gains) from changes in the fair value of the hedged debt, and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Recorded in interest and debt expense
From the interest rate derivatives	$(16)	-	(16)	-
From the hedged debt	14	-	14	-

The extent to which the change in value of the interest rate derivatives differs from the change in value of the hedged debt is an adjustment to recorded interest expense on the fixed-rate debt that effectively results in interest expense for the period being recorded at variable-rate LIBOR.
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

The fair value of foreign currency derivative assets and liabilities, and the line items where they appear on our consolidated balance sheet were:

	Millions of Dollars
	June 30	December 31
	2010	2009
Assets
Prepaid expenses and other current assets	$50	38
Other assets	7	7
Liabilities
Other accruals	18	40
Other liabilities and deferred credits	-	7

Hedge accounting has not been used for any items in the table. The amounts shown are presented gross.
Gains and losses from foreign currency derivatives, and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Foreign currency transaction (gains) losses	$57	(166)	103	(172)

Hedge accounting has not been used for any items in the table.
We had the following net position of outstanding foreign currency swap contracts:

	In Millions
	Notional Currency*
		June 30	December 31
		2010	2009
Foreign Currency Swaps
Sell U.S. dollar, buy other currencies**	USD	1,647	3,211
Buy British pound, sell euro	EUR	285	267

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
The credit risk from our over-the-counter derivative contracts, such as forwards and swaps, derives from the counterparty to the transaction, typically a major bank or financial institution. Individual counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. We also use futures contracts, but futures have a negligible credit risk because they are traded on the New York Mercantile Exchange or the IntercontinentalExchange (ICE) Futures.

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
The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position on June 30, 2010, and December 31, 2009, was $272 million and $381 million, respectively, for which no collateral was posted in the normal course of business in 2010 and 2009. If our credit rating were lowered one level from its “A” rating (per Standard and Poor’s) on June 30, 2010, we would be required to post no additional collateral to our counterparties. If we were downgraded below investment grade, we would be required to post $272 million of additional collateral, either with cash or letters of credit.
Fair Values of Financial Instruments
We used the following methods and assumptions to estimate the fair value of financial instruments:
•	Cash and cash equivalents: The carrying amount reported on the balance sheet approximates fair value.

•	Accounts and notes receivable: The carrying amount reported on the balance sheet approximates fair value.

•	Investment in LUKOIL shares: See Note 6—Investments, Loans and Long-Term Receivables, for a discussion of the carrying value and fair value of our investment in LUKOIL shares.

•	Debt: The carrying amount of our floating-rate debt approximates fair value. The fair value of the fixed-rate debt is estimated based on quoted market prices.

•	Fixed-rate 5.3 percent joint venture acquisition obligation: Fair value is estimated based on the net present value of the future cash flows, discounted at a June 30 effective yield rate of 2.25 percent, based on yields of U.S. Treasury securities of similar average duration adjusted for our average credit risk spread and the amortizing nature of the obligation principal. See Note 10—Joint Venture Acquisition Obligation, for additional information.

•	Swaps: Fair value is estimated based on forward market prices and approximates the exit price at period end. When forward market prices are not available, they are estimated using the forward prices of a similar commodity with adjustments for differences in quality or location.

•	Futures: Fair values are based on quoted market prices obtained from the New York Mercantile Exchange, the ICE Futures, or other traded exchanges.

•	Forward-exchange contracts: Fair value is estimated by comparing the contract rate to the forward rate in effect on June 30, 2010, and approximates the exit price at that date.

Certain of our commodity derivative and financial instruments were:

	Millions of Dollars
	Carrying Amount		Fair Value
	June 30	December 31	June 30	December 31
	2010	2009	2010	2009
Financial assets
Foreign currency derivatives	$57	45	57	45
Interest rate derivatives	16	-	16	-
Commodity derivatives	702	823	702	823
Financial liabilities
Total debt, excluding capital leases	26,243	28,622	29,312	30,565
Joint venture acquisition obligation	5,343	5,669	5,949	6,276
Foreign currency derivatives	18	47	18	47
Commodity derivatives	441	632	441	632

The amounts shown for derivatives in the preceding table are presented net (i.e., assets and liabilities with the same counterparty are netted where the right of offset and intent to net exist). In addition, the June 30, 2010, commodity derivative assets and liabilities appear net of $133 million of obligations to return cash collateral and $212 million of rights to reclaim cash collateral, respectively. The December 31, 2009, commodity derivative assets and liabilities appear net of $70 million of obligations to return cash collateral and $148 million of rights to reclaim cash collateral, respectively. No collateral was deposited or held for the foreign currency derivatives or interest rate derivatives.
Note 15—Comprehensive Income
ConocoPhillips’ comprehensive income was as follows:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009 *	2010	2009 *

Net income	$4,183	875	6,295	1,691
After-tax changes in:
Defined benefit pension plans
Net prior service cost	2	3	4	6
Net actuarial loss	35	33	70	67
Non-sponsored plans	19	(1)	21	(2)
Foreign currency translation adjustments	(1,449)	3,079	(1,278)	2,801
Hedging activities	(1)	2	(1)	1

Comprehensive income	2,789	3,991	5,111	4,564
Less: comprehensive income attributable to noncontrolling interests	(19)	(16)	(33)	(32)

Comprehensive income attributable to ConocoPhillips	$2,770	3,975	5,078	4,532

*Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.

Accumulated other comprehensive income in the equity section of the balance sheet included:

	Millions of Dollars
	June 30	December 31
	2010	2009

Defined benefit plans	$(1,409)	(1,504)
Foreign currency translation adjustments	3,298	4,576
Deferred net hedging loss	(8)	(7)

Accumulated other comprehensive income	$1,881	3,065

None of the items within accumulated other comprehensive income relate to noncontrolling interests.
Note 16—Cash Flow Information

	Millions of Dollars
	Six Months Ended
	June 30
	2010	2009
Cash Payments
Interest	$660	416
Income taxes	3,925	3,271

Note 17—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
Components of Net Periodic Benefit Cost	2010		2009		2010	2009
	U.S.	Int’l.	U.S.	Int’l.
Three Months Ended June 30
Service cost	$57	22	49	18	2	2
Interest cost	65	41	70	35	12	11
Expected return on plan assets	(56)	(35)	(46)	(30)	-	-
Amortization of prior service cost	3	-	2	-	1	2
Recognized net actuarial (gain) loss	41	13	46	9	(2)	(3)

Net periodic benefit costs	$110	41	121	32	13	12

Six Months Ended June 30
Service cost	$114	45	97	38	5	4
Interest cost	130	84	139	68	23	23
Expected return on plan assets	(112)	(73)	(92)	(59)	-	-
Amortization of prior service cost	5	-	5	-	2	4
Recognized net actuarial (gain) loss	83	27	93	17	(4)	(7)

Net periodic benefit costs	$220	83	242	64	26	24

During the first six months of 2010, we contributed $265 million to our domestic benefit plans and $104 million to our international benefit plans.

Note 18—Related Party Transactions
Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Operating revenues (a)	$2,050	1,892	3,984	3,365
Purchases (b)	3,909	3,168	7,348	5,650
Operating expenses and selling, general and administrative expenses (c)	84	71	165	157
Net interest expense (d)	18	20	37	39

(a)	We sold natural gas to DCP Midstream, LLC and crude oil to the Malaysian Refining Company Sdn. Bhd. (MRC), among others, for processing and marketing. Natural gas liquids, solvents and petrochemical feedstocks were sold to Chevron Phillips Chemical Company LLC (CPChem), gas oil and hydrogen feedstocks were sold to Excel Paralubes and refined products were sold primarily to CFJ Properties and LUKOIL. Natural gas, crude oil, blendstock and other intermediate products were sold to WRB Refining LLC. In addition, we charged several of our affiliates, including CPChem and MSLP, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)	We purchased refined products from WRB. We purchased natural gas and natural gas liquids from DCP Midstream and CPChem for use in our refinery processes and other feedstocks from various affiliates. We purchased crude oil from LUKOIL and refined products from MRC. We also paid fees to various pipeline equity companies for transporting finished refined products and natural gas, as well as a price upgrade to MSLP for heavy crude processing. We purchased base oils and fuel products from Excel Paralubes for use in our refinery and specialty businesses.

(c)	We paid processing fees to various affiliates. Additionally, we paid transportation fees to pipeline equity companies.

(d)	We paid and/or received interest to/from various affiliates, including FCCL Partnership. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.
Note 19—Segment Disclosures and Related Information
We have organized our reporting structure based on the grouping of similar products and services, resulting in six operating segments:
1)	E&P—This segment primarily explores for, produces, transports and markets crude oil, bitumen, natural gas and natural gas liquids on a worldwide basis.

2)	Midstream—This segment gathers, processes and markets natural gas produced by ConocoPhillips and others, and fractionates and markets natural gas liquids, predominantly in the United States and Trinidad. The Midstream segment primarily consists of our 50 percent equity investment in DCP Midstream, LLC.

3)	R&M—This segment purchases, refines, markets and transports crude oil and petroleum products, mainly in the United States, Europe and Asia.

4)	LUKOIL Investment—This segment represents our investment in the ordinary shares of OAO LUKOIL, an international, integrated oil and gas company headquartered in Russia. At June 30, 2010, our ownership interest was 19.21 percent based on issued shares. Our average ownership interest in the first quarter of 2010, used to record our share of LUKOIL’s first-quarter results on a lag basis, was 20.09 percent.

5)	Chemicals—This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC.

6)	Emerging Businesses—This segment represents our investment in new technologies or businesses outside our normal scope of operations.
Corporate and Other includes general corporate overhead, most interest expense and various other corporate activities. Corporate assets include all cash and cash equivalents.
We evaluate performance and allocate resources based on net income attributable to ConocoPhillips. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Sales and Other Operating Revenues
E&P
United States	$6,828	5,397	15,020	11,493
International	5,966	5,048	13,426	11,699
Intersegment eliminations—U.S.	(1,357)	(1,187)	(2,732)	(2,046)
Intersegment eliminations—international	(1,993)	(1,397)	(3,889)	(2,785)

E&P	9,444	7,861	21,825	18,361

Midstream
Total sales	1,639	973	3,717	1,895
Intersegment eliminations	(71)	(53)	(187)	(101)

Midstream	1,568	920	3,530	1,794

R&M
United States	24,516	18,415	46,229	31,416
International	10,366	8,368	19,279	14,832
Intersegment eliminations—U.S.	(190)	(140)	(388)	(257)
Intersegment eliminations—international	(61)	(12)	(74)	(21)

R&M	34,631	26,631	65,046	45,970

LUKOIL Investment	-	-	-	-

Chemicals	2	3	5	6

Emerging Businesses
Total sales	179	133	394	287
Intersegment eliminations	(147)	(104)	(306)	(241)

Emerging Businesses	32	29	88	46

Corporate and Other	9	4	13	12

Consolidated sales and other operating revenues	$45,686	35,448	90,507	66,189

Net Income (Loss) Attributable to ConocoPhillips
E&P
United States	$536	336	1,293	509
International	3,578	389	4,653	916

Total E&P	4,114	725	5,946	1,425

Midstream	61	31	138	154

R&M
United States	782	(38)	794	60
International	(1,061)	(14)	(1,077)	93

Total R&M	(279)	(52)	(283)	153

LUKOIL Investment	529	243 *	916	251	*
Chemicals	138	67	248	90
Emerging Businesses	(10)	2	(4)	2
Corporate and Other	(389)	(157)	(699)	(416)

Consolidated net income attributable to ConocoPhillips	$4,164	859	6,262	1,659

*LUKOIL Investment recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.

	Millions of Dollars
	June 30	December 31
	2010	2009
Total Assets
E&P
United States	$35,436	36,122
International	59,691	64,831

Total E&P	95,127	100,953

Midstream	1,892	2,054

R&M
United States	26,384	24,963
International	7,829	8,446
Goodwill	3,638	3,638

Total R&M	37,851	37,047

LUKOIL Investment	6,968	6,416	*
Chemicals	2,735	2,451
Emerging Businesses	984	1,069
Corporate and Other	5,899	2,148

Consolidated total assets	$151,456	152,138

*LUKOIL Investment recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
Note 20—Income Taxes
Our effective tax rate for the second quarter and first six months of 2010 was 32 percent and 38 percent, respectively, compared with 55 percent and 57 percent for the same two periods of 2009. The change in the effective tax rate for the second quarter and first six months of 2010, versus the same periods of 2009, was primarily due to the June 2010 disposition of our interest in Syncrude and a higher proportion of income in higher tax rate jurisdictions in 2009, offset in part by the June 2010 impairment of our Wilhelmshaven Refinery. For periods in which the effective tax rate was in excess of the domestic federal statutory rate of 35 percent, it was primarily due to foreign taxes.

Supplementary Information—Condensed Consolidating Financial Information
We have various cross guarantees among ConocoPhillips, ConocoPhillips Company, ConocoPhillips Australia Funding Company, ConocoPhillips Canada Funding Company I, and ConocoPhillips Canada Funding Company II, with respect to publicly held debt securities. ConocoPhillips Company is wholly-owned by ConocoPhillips. ConocoPhillips Australia Funding Company is an indirect, wholly owned subsidiary of ConocoPhillips Company. ConocoPhillips Canada Funding Company I and ConocoPhillips Canada Funding Company II are indirect, wholly owned subsidiaries of ConocoPhillips. ConocoPhillips and ConocoPhillips Company have fully and unconditionally guaranteed the payment obligations of ConocoPhillips Australia Funding Company, ConocoPhillips Canada Funding Company I, and ConocoPhillips Canada Funding Company II, with respect to their publicly held debt securities. Similarly, ConocoPhillips has fully and unconditionally guaranteed the payment obligations of ConocoPhillips Company with respect to its publicly held debt securities. In addition, ConocoPhillips Company has fully and unconditionally guaranteed the payment obligations of ConocoPhillips with respect to its publicly held debt securities. All guarantees are joint and several. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:
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

	Millions of Dollars
	Three Months Ended June 30, 2010
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	29,414	-	-	-	16,272	-	45,686
Equity in earnings of affiliates	4,305	4,868	-	-	-	995	(9,080)	1,088
Gain on sale of Syncrude	-	(12)	-	-	-	2,890	-	2,878
Other income	-	43	-	-	-	432	-	475
Intercompany revenues	2	7	12	22	37	7,411	(7,491)	-

Total Revenues and Other Income	4,307	34,320	12	22	37	28,000	(16,571)	50,127

Costs and Expenses
Purchased crude oil, natural gas and products	-	26,239	-	-	-	13,061	(7,212)	32,088
Production and operating expenses	-	1,084	-	-	-	1,558	(23)	2,619
Selling, general and administrative expenses	3	294	-	-	-	160	(19)	438
Exploration expenses	-	56	-	-	-	157	-	213
Depreciation, depletion and amortization	-	397	-	-	-	1,883	-	2,280
Impairments	-	14	-	-	-	1,518	-	1,532
Taxes other than income taxes	-	1,364	-	-	-	2,883	-	4,247
Accretion on discounted liabilities	-	16	-	-	-	97	-	113
Interest and debt expense	216	235	11	20	14	90	(237)	349
Foreign currency transaction (gains) losses	-	5	-	(86)	(102)	237	-	54

Total Costs and Expenses	219	29,704	11	(66)	(88)	21,644	(7,491)	43,933

Income before income taxes	4,088	4,616	1	88	125	6,356	(9,080)	6,194
Provision for income taxes	(76)	311	1	10	25	1,740	-	2,011

Net income	4,164	4,305	-	78	100	4,616	(9,080)	4,183
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(19)	-	(19)

Net Income Attributable to ConocoPhillips	$4,164	4,305	-	78	100	4,597	(9,080)	4,164

	Millions of Dollars
	Three Months Ended June 30, 2009
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	21,922	-	-	-	13,526	-	35,448
Equity in earnings of affiliates	948	1,116	-	-	-	289	(1,721)	632
Other income (loss)	1	116	-	-	-	(11)	-	106
Intercompany revenues	15	220	12	19	12	3,969	(4,247)	-

Total Revenues and Other Income	964	23,374	12	19	12	17,773	(5,968)	36,186

Costs and Expenses
Purchased crude oil, natural gas and products	-	19,297	-	-	-	9,349	(4,037)	24,609
Production and operating expenses	-	1,120	-	-	-	1,478	(25)	2,573
Selling, general and administrative expenses	5	309	-	(1)	(1)	167	(3)	476
Exploration expenses	-	51	-	-	-	192	-	243
Depreciation, depletion and amortization	-	415	-	-	-	1,932	-	2,347
Impairments	-	-	-	-	-	51	-	51
Taxes other than income taxes	-	1,212	-	-	-	2,504	(1)	3,715
Accretion on discounted liabilities	-	19	-	-	-	89	-	108
Interest and debt expense	149	16	11	20	14	239	(181)	268
Foreign currency transaction (gains) losses	-	(50)	-	93	116	(301)	-	(142)

Total Costs and Expenses	154	22,389	11	112	129	15,700	(4,247)	34,248

Income (loss) before income taxes	810	985	1	(93)	(117)	2,073	(1,721)	1,938
Provision for income taxes	(49)	37	-	1	(13)	1,087	-	1,063

Net income (loss)	859	948	1	(94)	(104)	986	(1,721)	875
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(16)	-	(16)

Net Income (Loss) Attributable to ConocoPhillips	$859	948	1	(94)	(104)	970	(1,721)	859

	Millions of Dollars
	Six Months Ended June 30, 2010
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	57,336	-	-	-	33,171	-	90,507
Equity in earnings of affiliates	6,537	7,188	-	-	-	1,673	(13,442)	1,956
Gain on sale of Syncrude	-	(12)	-	-	-	2,890	-	2,878
Other income	-	129	-	-	-	419	-	548
Intercompany revenues	3	274	23	43	50	12,881	(13,274)	-

Total Revenues and Other Income	6,540	64,915	23	43	50	51,034	(26,716)	95,889

Costs and Expenses
Purchased crude oil, natural gas and products	-	51,366	-	-	-	25,012	(12,769)	63,609
Production and operating expenses	-	2,189	-	-	-	3,008	(51)	5,146
Selling, general and administrative expenses	7	616	-	-	-	285	(26)	882
Exploration expenses	-	97	-	-	-	499	-	596
Depreciation, depletion and amortization	-	816	-	-	-	3,782	-	4,598
Impairments	-	17	-	-	-	1,606	-	1,623
Taxes other than income taxes	-	2,573	-	-	-	5,711	-	8,284
Accretion on discounted liabilities	-	31	-	-	-	196	-	227
Interest and debt expense	419	248	21	39	27	324	(428)	650
Foreign currency transaction (gains) losses	-	35	-	(55)	(53)	163	-	90

Total Costs and Expenses	426	57,988	21	(16)	(26)	40,586	(13,274)	85,705

Income before income taxes	6,114	6,927	2	59	76	10,448	(13,442)	10,184
Provision for income taxes	(148)	390	1	13	20	3,613	-	3,889

Net income	6,262	6,537	1	46	56	6,835	(13,442)	6,295
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(33)	-	(33)

Net Income Attributable to ConocoPhillips	$6,262	6,537	1	46	56	6,802	(13,442)	6,262

	Millions of Dollars
	Six Months Ended June 30, 2009
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	39,456	-	-	-	26,733	-	66,189
Equity in earnings of affiliates	1,837	2,031	-	-	-	528	(3,391)	1,005
Other income (loss)	(1)	319	-	-	-	(88)	-	230
Intercompany revenues	16	602	29	37	23	7,473	(8,180)	-

Total Revenues and Other Income	1,852	42,408	29	37	23	34,646	(11,571)	67,424

Costs and Expenses
Purchased crude oil, natural gas and products	-	34,138	-	-	-	17,936	(7,706)	44,368
Production and operating expenses	2	2,214	-	-	-	2,953	(51)	5,118
Selling, general and administrative expenses	8	632	-	-	-	324	(13)	951
Exploration expenses	-	116	-	-	-	352	-	468
Depreciation, depletion and amortization	-	840	-	-	-	3,737	-	4,577
Impairments	-	(5)	-	-	-	59	-	54
Taxes other than income taxes	-	2,367	-	-	-	4,831	(19)	7,179
Accretion on discounted liabilities	-	37	-	-	-	175	-	212
Interest and debt expense	279	85	26	39	27	513	(391)	578
Foreign currency transaction (gains) losses	-	(43)	-	55	109	(132)	-	(11)

Total Costs and Expenses	289	40,381	26	94	136	30,748	(8,180)	63,494

Income (loss) before income taxes	1,563	2,027	3	(57)	(113)	3,898	(3,391)	3,930
Provision for income taxes	(96)	190	1	2	(17)	2,159	-	2,239

Net income (loss)	1,659	1,837	2	(59)	(96)	1,739	(3,391)	1,691
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(32)	-	(32)

Net Income (Loss) Attributable to ConocoPhillips	$1,659	1,837	2	(59)	(96)	1,707	(3,391)	1,659

	Millions of Dollars
	June 30, 2010
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Balance Sheet	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$-	664	-	23	412	6,025	(3,004)	4,120
Accounts and notes receivable	24	7,220	-	-	-	11,944	(5,991)	13,197
Inventories	-	4,104	-	-	-	3,015	-	7,119
Short-term investments	-	-	-	-	-	-	-	-
Prepaid expenses and other current assets	18	880	-	1	1	1,330	-	2,230

Total Current Assets	42	12,868	-	24	413	22,314	(8,995)	26,666
Investments, loans and long-term receivables*	76,121	97,578	761	1,366	563	46,475	(184,513)	38,351
Net properties, plants and equipment	-	19,421	-	-	-	61,848	-	81,269
Goodwill	-	3,638	-	-	-	-	-	3,638
Intangibles	-	764	-	-	-	44	-	808
Other assets	59	262	1	3	3	396	-	724

Total Assets	$76,222	134,531	762	1,393	979	131,077	(193,508)	151,456

Liabilities and Stockholders’ Equity
Accounts payable	$-	13,513	1	2	1	7,850	(5,991)	15,376
Short-term debt	(5)	351	-	-	350	2,386	-	3,082
Accrued income and other taxes	-	386	-	(1)	7	4,116	-	4,508
Employee benefit obligations	-	465	-	-	-	202	-	667
Other accruals	242	598	9	15	9	1,162	-	2,035

Total Current Liabilities	237	15,313	10	16	367	15,716	(5,991)	25,668
Long-term debt	11,828	3,702	749	1,250	499	5,169	-	23,197
Asset retirement obligations and accrued environmental costs	-	1,400	-	-	-	6,989	-	8,389
Joint venture acquisition obligation	-	-	-	-	-	4,666	-	4,666
Deferred income taxes	(1)	3,444	-	22	23	13,524	-	17,012
Employee benefit obligations	-	2,914	-	-	-	922	-	3,836
Other liabilities and deferred credits*	5,587	27,328	-	10	-	16,753	(46,935)	2,743

Total Liabilities	17,651	54,101	759	1,298	889	63,739	(52,926)	85,511
Retained earnings	30,416	16,144	1	(3)	26	16,155	(25,822)	36,917
Other common stockholders’ equity	28,155	64,286	2	98	64	50,609	(114,760)	28,454
Noncontrolling interests	-	-	-	-	-	574	-	574

Total Liabilities and Stockholders’ Equity	$76,222	134,531	762	1,393	979	131,077	(193,508)	151,456

Balance Sheet	December 31, 2009

Assets
Cash and cash equivalents	$-	122	-	18	1	554	(153)	542
Accounts and notes receivable	26	6,495	-	-	-	13,712	(7,018)	13,215
Inventories	-	2,911	-	-	-	2,029	-	4,940
Short-term investments	-	-	-	2,973	-	-	(2,973)	-
Prepaid expenses and other current assets	13	835	-	4	3	1,621	(6)	2,470

Total Current Assets	39	10,363	-	2,995	4	17,916	(10,150)	21,167
Investments, loans and long-term receivables*	70,769	91,643	759	1,376	933	47,886	(175,272)	38,094
Net properties, plants and equipment	-	19,838	-	-	-	67,870	-	87,708
Goodwill	-	3,638	-	-	-	-	-	3,638
Intangibles	-	770	-	-	-	53	-	823
Other assets	55	240	1	3	4	509	(104)	708

Total Assets	$70,863	126,492	760	4,374	941	134,234	(185,526)	152,138

Liabilities and Stockholders’ Equity
Accounts payable	$7	11,590	-	1	1	10,904	(7,018)	15,485
Short-term debt	235	1,286	-	2,973	-	207	(2,973)	1,728
Accrued income and other taxes	-	298	-	(1)	-	3,105	-	3,402
Employee benefit obligations	-	588	-	-	-	258	-	846
Other accruals	262	643	9	15	10	1,301	(6)	2,234

Total Current Liabilities	504	14,405	9	2,988	11	15,775	(9,997)	23,695
Long-term debt	12,561	4,053	749	1,250	849	7,463	-	26,925
Asset retirement obligations and accrued environmental costs	-	1,406	-	-	-	7,307	-	8,713
Joint venture acquisition obligation	-	-	-	-	-	5,009	-	5,009
Deferred income taxes	(4)	2,785	-	10	10	15,155	-	17,956
Employee benefit obligations	-	2,960	-	-	-	1,170	-	4,130
Other liabilities and deferred credits*	2,560	25,819	-	68	37	17,296	(42,683)	3,097

Total Liabilities	15,621	51,428	758	4,316	907	69,175	(52,680)	89,525
Retained earnings	25,714	9,607	-	(49)	(30)	10,240	(13,268)	32,214
Other common stockholders’ equity	29,528	65,457	2	107	64	54,229	(119,578)	29,809
Noncontrolling interests	-	-	-	-	-	590	-	590

Total Liabilities and Stockholders’ Equity	$70,863	126,492	760	4,374	941	134,234	(185,526)	152,138

*Includes intercompany loans.

	Millions of Dollars
	Six Months Ended June 30, 2010
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Statement of Cash Flows	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$2,906	4,090	-	5	27	3,227	(3,740)	6,515

Cash Flows From Investing Activities
Capital expenditures and investments	-	(853)	-	-	-	(3,549)	322	(4,080)
Proceeds from asset dispositions	-	165	-	-	-	5,877	(99)	5,943
Long-term advances/loans—related parties	-	(335)	-	-	-	(66)	132	(269)
Collection of advances/loans—related parties	-	71	-	-	384	1,363	(1,738)	80
Other	-	-	-	-	-	9	-	9

Net Cash Provided by (Used in) Investing Activities	-	(952)	-	-	384	3,634	(1,383)	1,683

Cash Flows From Financing Activities
Issuance of debt	-	-	-	-	-	197	(132)	65
Repayment of debt	(990)	(2,629)	-	-	-	(554)	1,738	(2,435)
Issuance of company common stock	35	-	-	-	-	-	-	35
Repurchase of company common stock	(390)	-	-	-	-	-	-	(390)
Dividends paid on common stock	(1,560)	-	-	-	-	(889)	889	(1,560)
Other	(1)	18	-	-	-	(149)	(223)	(355)

Net Cash Provided by (Used in) Financing Activities	(2,906)	(2,611)	-	-	-	(1,395)	2,272	(4,640)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	15	-	-	-	5	-	20

Net Change in Cash and Cash Equivalents	-	542	-	5	411	5,471	(2,851)	3,578
Cash and cash equivalents at beginning of period	-	122	-	18	1	554	(153)	542

Cash and Cash Equivalents at End of Period	$-	664	-	23	412	6,025	(3,004)	4,120

	Millions of Dollars
	Six Months Ended June 30, 2009
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Statement of Cash Flows	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(5,340)	5,976	-	4	-	5,669	(1,857)	4,452

Cash Flows From Investing Activities
Capital expenditures and investments	-	(1,779)	-	-	-	(4,035)	236	(5,578)
Proceeds from asset dispositions	-	5	-	-	-	227	-	232
Long-term advances/loans—related parties	-	11	-	-	-	(136)	4	(121)
Collection of advances/loans—related parties	-	97	950	-	-	3,783	(4,794)	36
Other	-	(107)	-	-	-	30	-	(77)

Net Cash Provided by (Used in) Investing Activities	-	(1,773)	950	-	-	(131)	(4,554)	(5,508)

Cash Flows From Financing Activities
Issuance of debt	8,910	-	-	-	-	123	(4)	9,029
Repayment of debt	(2,109)	(4,081)	(950)	-	-	(3,763)	4,794	(6,109)
Issuance of company common stock	(21)	-	-	-	-	-	-	(21)
Dividends paid on common stock	(1,393)	-	-	-	-	(1,871)	1,871	(1,393)
Other	(47)	2	-	-	-	(125)	(236)	(406)

Net Cash Provided by (Used in) Financing Activities	5,340	(4,079)	(950)	-	-	(5,636)	6,425	1,100

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	-	-	-	89	-	89

Net Change in Cash and Cash Equivalents	-	124	-	4	-	(9)	14	133
Cash and cash equivalents at beginning of period	-	8	-	10	1	750	(14)	755

Cash and Cash Equivalents at End of Period	$-	132	-	14	1	741	-	888

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
BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW
ConocoPhillips is an international, integrated energy company. We are the third-largest integrated energy company in the United States, based on market capitalization. At June 30, 2010, we had approximately 29,900 employees worldwide and total assets of $151 billion.
Earnings in the second quarter of 2010 were positively impacted by strong crude oil prices compared with 2009. The price of West Texas Intermediate (WTI) benchmark crude oil steadily trended upward during 2009 and into the first quarter of 2010 before leveling out in the second quarter of 2010. WTI averaged $77.78 per barrel in the second quarter of 2010, or $18.24 higher than the second quarter of 2009, and in-line with the first quarter of 2010. Crude prices fell slightly during the second quarter of 2010 due to continued concerns about the strength of the global economic recovery.
Henry Hub natural gas prices averaged $4.09 per million British thermal units in the second quarter of 2010, or $0.58 higher than second quarter 2009, and $1.21 lower than the first quarter of 2010. The decrease in natural gas prices during 2010 resulted from the return to normal weather after a colder-than-normal January and February, continued robust storage inventory levels and strong domestic production.
Our Exploration and Production (E&P) segment had earnings of $4,114 million in the second quarter of 2010. This compares with earnings of $1,832 million in the first quarter of 2010 and $725 million in the second quarter of 2009. The increase in the second quarter of 2010 was primarily due to the $2,679 million after-tax gain on sale of our Syncrude oil sands mining operation and substantially higher crude oil, natural gas and natural gas liquids prices.
Global refining margins continued to improve into the second quarter of 2010. The U.S. benchmark 3:2:1 crack spread increased by almost 50 percent in the second quarter of 2010, compared with the first quarter of 2010, while the N.W. Europe benchmark increased by approximately 25 percent. Domestic refined product demand increased due to improved economic conditions. European refining margins also improved, as refinery shutdowns for planned maintenance, in addition to unexpected outages, resulted in constrained supply and thereby contributed to conditions which helped increase crack spreads.
Our Refining and Marketing (R&M) segment benefited from the improved market conditions; however, we reported a loss of $279 million in the second quarter of 2010, compared with a loss of $4 million in the first quarter of 2010 and a loss of $52 million in the second quarter of 2009. The loss in the second quarter of 2010 was the result of the $1,103 million after-tax property impairment of our refinery in Wilhelmshaven, Germany.

RESULTS OF OPERATIONS
Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2010, is based on a comparison with the corresponding periods of 2009.
Consolidated Results
A summary of net income (loss) attributable to ConocoPhillips by business segment follows:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Exploration and Production (E&P)	$4,114	725	5,946	1,425
Midstream	61	31	138	154
Refining and Marketing (R&M)	(279)	(52)	(283)	153
LUKOIL Investment	529	243 *	916	251	*
Chemicals	138	67	248	90
Emerging Businesses	(10)	2	(4)	2
Corporate and Other	(389)	(157)	(699)	(416)

Net income attributable to ConocoPhillips	$4,164	859	6,262	1,659

*LUKOIL Investment recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
Earnings were $4,164 million in the second quarter of 2010, compared with $859 million in the second quarter of 2009. For the six-month periods ended June 30, 2010 and 2009, earnings were $6,262 million and $1,659 million, respectively. The improvement in both periods of 2010 was primarily the result of:
•	The $2,679 million after-tax gain on sale of our 9.03 percent interest in the Syncrude oil sands mining operation.
•	Higher prices for crude oil, natural gas and natural gas liquids in our E&P segment. Commodity price benefits were somewhat counteracted by increased production taxes.
•	Improved earnings from our LUKOIL Investment segment, primarily resulting from increased equity earnings. For the six-month period of 2009, equity earnings were not recorded in the first quarter, since our LUKOIL investment was written down to fair value at December 31, 2008.
•	Improved results from our domestic R&M operations, reflecting higher refining margins.
These increases were partially offset by:
•	The $1,103 million after-tax property impairment on our refinery in Wilhelmshaven, Germany, recorded in the second quarter of 2010.
•	Lower production volumes from our E&P segment.
See the “Segment Results” section for additional information on our segment results.
Income Statement Analysis
Sales and other operating revenues increased 29 percent in the second quarter of 2010 and 37 percent in the six-month period, while purchased crude oil, natural gas and products increased 30 percent and 43 percent, respectively. These increases were primarily due to significantly higher prices for petroleum products, crude oil and natural gas liquids.

Equity in earnings of affiliates increased 72 percent in the second quarter of 2010 and 95 percent in the six-month period. The increases in both periods primarily resulted from:
•	Improved earnings from LUKOIL as a result of higher prices, partially offset by higher extraction taxes and export tariffs.
•	Improved earnings from Chevron Phillips Chemical Company LLC due to higher margins in the olefins and polyolefins business line.
In addition, equity earnings for the six-month period of 2010 were influenced by:
•	Improved earnings from FCCL Partnership due to significantly higher commodity prices and volumes.
•	Lower results from WRB Refining LLC primarily due to lower margins and lower volumes.
•	Improved earnings from our LUKOIL Investment segment. Equity earnings were not recorded in the first quarter of 2009 under lag accounting, since our LUKOIL investment was written down to fair value at December 31, 2008.
Gain on sale of Syncrude was $2,878 million and resulted from the June 2010 sale of our 9.03 percent interest in the Syncrude oil sands mining operation.
Other income increased $369 million in the second quarter of 2010 and $318 million in the six-month period of 2010. The increases in both periods reflect the gain on sale of our 50 percent interest in CFJ Properties, our 50/50 joint venture with Flying J, in addition to the gain on the divestiture of our LUKOIL shares, which began during the second quarter of 2010.
Impairments increased $1,481 million in the second quarter of 2010 and $1,569 million in the six-month period of 2010. The increases in both periods primarily reflect the second quarter 2010 impairment of our refinery in Wilhelmshaven, Germany.
Taxes other than income taxes increased 14 percent during the second quarter of 2010 and 15 percent in the six-month period of 2010, primarily due to higher production taxes as a result of higher crude oil prices and higher excise taxes on petroleum product sales.
Interest expense increased 30 percent during the second quarter of 2010 and 12 percent in the six-month period of 2010. The increases in both periods were primarily due to higher average fixed debt levels and higher net interest expense associated with tax rulings.
See Note 20—Income Taxes in the Notes to Consolidated Financial Statements, for information regarding our income tax expense and effective tax rate.

Segment Results
E&P

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	Millions of Dollars
Net Income (Loss) Attributable to ConocoPhillips
Alaska	$381	404	898	648
Lower 48	155	(68)	395	(139)

United States	536	336	1,293	509
International	3,578	389	4,653	916

	$4,114	725	5,946	1,425

	Dollars Per Unit
Average Sales Prices
Crude oil and natural gas liquids (per barrel)
United States	$68.15	49.86	69.31	43.77
International	73.34	53.52	73.20	47.85
Total consolidated operations	71.00	51.77	71.46	45.94
Equity affiliates	72.46	55.44	71.89	48.28
Total E&P	71.09	51.98	71.49	46.07
Synthetic oil (per barrel)
International	76.60	58.71	77.56	51.14
Bitumen (per barrel)
International	45.81	40.65	52.68	30.00
Equity affiliates	49.73	46.90	53.04	36.69
Total E&P	49.19	46.10	52.99	35.70
Natural gas (per thousand cubic feet)
United States	3.94	3.00	4.57	3.41
International	4.95	4.27	5.34	5.07
Total consolidated operations	4.53	3.72	5.03	4.35
Equity affliliates	3.02	2.10	2.86	2.10
Total E&P	4.50	3.69	4.98	4.31

	Millions of Dollars
Worldwide Exploration Expenses
General administrative; geological and geophysical; and lease rentals	$141	128	391	230
Leasehold impairment	44	49	84	92
Dry holes	28	66	121	146

	$213	243	596	468

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	Thousands of Barrels Daily
Operating Statistics
Crude oil and natural gas liquids produced
Alaska	221	252	234	263
Lower 48	161	170	159	166

United States	382	422	393	429
Canada	42	41	41	42
Europe	198	240	217	250
Asia Pacific/Middle East	136	126	140	133
Africa	79	76	78	76
Other areas	-	7	-	8

Total consolidated operations	837	912	869	938
Equity affiliates
Russia	56	55	56	52

	893	967	925	990

Synthetic oil produced
Consolidated operations—Canada	25	16	23	20

Bitumen produced
Consolidated operations—Canada	10	6	9	6
Equity affiliates—Canada	48	41	50	38

	58	47	59	44

	Millions of Cubic Feet Daily
Natural gas produced*
Alaska	82	83	88	88
Lower 48	1,740	2,012	1,722	2,020

United States	1,822	2,095	1,810	2,108
Canada	1,043	1,174	1,032	1,120
Europe	749	849	854	924
Asia Pacific/Middle East	673	721	695	717
Africa	144	118	141	115

Total consolidated operations	4,431	4,957	4,532	4,984
Equity affiliates
Asia Pacific/Middle East	110	94	101	85

	4,541	5,051	4,633	5,069

*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids included above.
Equity affiliate statistics exclude our share of LUKOIL, which is reported in the LUKOIL Investment segment.

The E&P segment explores for, produces, transports and markets crude oil, bitumen, natural gas and natural gas liquids on a worldwide basis. At June 30, 2010, our E&P operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, offshore Timor-Leste in the Timor Sea, Indonesia, China, Vietnam, Libya, Nigeria, Algeria, and Russia. Total E&P production on a barrel-of-equivalent (BOE) basis averaged 1,733,000 BOE per day in the second quarter of 2010, compared with 1,872,000 BOE in the second quarter of 2009.
Earnings from our E&P segment were $4,114 million in the second quarter of 2010, compared with earnings of $725 million in the second quarter of 2009. E&P earnings for the first six months of 2010 and 2009 were $5,946 million and $1,425 million, respectively. The increases for both periods in 2010 were primarily due to the $2,679 million after-tax gain on sale of our Syncrude oil sands mining operation in June 2010 and higher crude oil, natural gas and natural gas liquids prices. These increases were partially offset by higher production taxes, as a result of higher prices, and lower crude oil and natural gas volumes. See the “Business Environment and Executive Overview” section for additional information on industry crude oil and natural gas prices.
U.S. E&P
Our U.S. E&P operations reported earnings of $536 million in the second quarter of 2010, compared with earnings of $336 million for the same period in 2009. Domestic E&P earnings for the first six months of 2010 and 2009 were $1,293 million and $509 million, respectively. The increases for both periods in 2010 were primarily the result of higher crude oil and natural gas prices, which were partially offset by higher production taxes in Alaska, lower crude oil and natural gas volumes, and an unfavorable tax ruling.
U.S. E&P production averaged 686,000 BOE per day in the second quarter of 2010, a decrease of 11 percent from 771,000 BOE in the second quarter of 2009. The decrease was primarily due to field decline and unplanned downtime, which was partially offset by new production.
International E&P
International E&P earnings were $3,578 million in the second quarter of 2010, or $3,189 million higher than the comparative period in 2009. International earnings for the first six months of 2010 and 2009 were $4,653 million and $916 million, respectively. In addition to the gain on sale of our Syncrude oil sands mining operation, results for both periods were influenced by higher crude oil, natural gas and natural gas liquids prices. These increases were partially offset by higher petroleum and export taxes, as a result of higher prices. Results for the six-month period of 2010 were also negatively impacted by the $85 million after-tax write-off of project costs resulting from our decision to end participation in the Shah Gas Field Project in Abu Dhabi.
International E&P production averaged 1,047,000 BOE per day in the second quarter of 2010, a decrease of 5 percent from 1,101,000 BOE in the second quarter of 2009. The decrease was largely due to field decline and planned downtime, which was slightly offset by production from new developments primarily in China, Canada and Indonesia.

Midstream

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	Millions of Dollars
Net Income Attributable to ConocoPhillips*	$61	31	138	154

*Includes DCP Midstream-related earnings:	$31	12	84	102

	Dollars Per Barrel
Average Sales Prices
U.S. natural gas liquids*
Consolidated	$43.21	29.99	46.07	28.01
Equity affiliates	38.11	26.02	41.88	24.94

*Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.

	Thousands of Barrels Daily
Operating Statistics*
Natural gas liquids extracted	190	188	188	180
Natural gas liquids fractionated**	156	174	158	167

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
Earnings from the Midstream segment increased 97 percent in the second quarter of 2010 and decreased 10 percent during the first six months of 2010. Both periods were positively impacted by significantly higher natural gas liquids prices, as well as improved volumes from our equity affiliate, Phoenix Park Gas Processors Limited. These increases were slightly offset by lower marketing and trading results and higher operating costs resulting from increased turnaround activity in the second quarter of 2010. In addition, results for the six-month period of 2009 included the recognition of an $88 million after-tax benefit, which resulted from a DCP Midstream subsidiary converting subordinated units to common units.

R&M

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	Millions of Dollars
Net Income (Loss) Attributable to ConocoPhillips
United States	$782	(38)	794	60
International	(1,061)	(14)	(1,077)	93

	$(279)	(52)	(283)	153

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.25	1.84	2.21	1.62
Distillates	2.28	1.67	2.22	1.54

*Excludes excise taxes.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
United States
Crude oil capacity	1,986	1,986	1,986	1,986
Crude oil runs	1,913	1,852	1,828	1,721
Capacity utilization (percent)	96%	93	92	87
Refinery production	2,100	2,018	2,000	1,868
International
Crude oil capacity	671	671	671	671
Crude oil runs	362	485	343	526
Capacity utilization (percent)	54%	72	51	78
Refinery production	364	499	351	537
Worldwide
Crude oil capacity	2,657	2,657	2,657	2,657
Crude oil runs	2,275	2,337	2,171	2,247
Capacity utilization (percent)	86%	88	82	85
Refinery production	2,464	2,517	2,351	2,405

Petroleum products sales volumes
United States
Gasoline	1,170	1,180	1,131	1,109
Distillates	921	924	864	837
Other products	387	378	377	353

	2,478	2,482	2,372	2,299
International	566	630	555	619

	3,044	3,112	2,927	2,918

*Includes our share of equity affiliates, except LUKOIL, which is reported in the LUKOIL Investment segment.

Our R&M segment refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels); buys, sells and transports crude oil; and buys, transports, distributes and markets petroleum products. R&M has operations mainly in the United States, Europe and the Asia Pacific Region.
R&M reported a loss of $279 million in the second quarter of 2010, compared with a loss of $52 million in the corresponding period of 2009. For the first six months of 2010, R&M reported a loss of $283 million, compared with earnings of $153 million for the same period in 2009. Our losses in the 2010 periods were largely due to a $1,103 million after-tax property impairment to our refinery in Wilhelmshaven, Germany, which was recorded in the second quarter of 2010. For additional information, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.
Excluding the impact from the Wilhelmshaven property impairment, R&M experienced an improvement in earnings for both 2010 periods due to significantly improved global refining and marketing margins. Results also included a $116 million after-tax gain on the sale of CFJ Properties, our 50/50 joint venture with Flying J, lower domestic operating expenses, the absence of a $72 million after-tax Keystone Pipeline impairment recorded in the second quarter of 2009 and higher volumes. These increases were partially offset by negative foreign currency impacts. See the “Business Environment and Executive Overview” section for additional information on industry refining margins.
U.S. R&M
U.S. R&M reported earnings of $782 million in the second quarter of 2010 and earnings of $794 million for the first six months of 2010, compared with a loss of $38 million and earnings of $60 million for the respective periods in 2009. The increases in both periods primarily resulted from improved refining and marketing margins, the gain on sale of CFJ, the 2009 Keystone Pipeline impairment and higher refining and marketing volumes. In addition, lower operating costs contributed to the improvement for the six-month period of 2010.
Our U.S. refining crude oil capacity utilization rate was 96 percent in the second quarter of 2010, compared with 93 percent in the second quarter of 2009. The increase was primarily due to less unplanned downtime and lower turnaround activity.
International R&M
International R&M reported a loss of $1,061 million in the second quarter of 2010 and a loss of $1,077 million for the six-month period of 2010, compared with a loss of $14 million and earnings of $93 million for the respective periods in 2009. The decreases in both periods were primarily due to the Wilhelmshaven impairment and negative foreign currency impacts, which were partially offset by improved refining and marketing margins. The six-month period of 2010 also included a $29 million after-tax impairment resulting from our decision to end participation in the Yanbu Refinery Project, in addition to lower refining volumes.
Our international refining crude oil capacity utilization rate was 54 percent in the second quarter of 2010, compared with 72 percent in the second quarter of 2009. The current year rate primarily reflects increased run reductions at Wilhelmshaven in response to market conditions and higher unplanned downtime, partially offset by lower turnaround activity.

LUKOIL Investment

	Million of Dollars
	Three Months Ended			Six Months Ended
	June 30			June 30
	2010	2009	*	2010	2009	*

Net Income Attributable to ConocoPhillips	$529	243		916	251

Operating Statistics
Crude oil production (thousands of barrels daily)	382	385		386	389
Natural gas produced (millions of cubic feet daily)	368	297		340	315
Refinery crude oil processed (thousands of barrels daily)	248	231		247	228

*Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
This segment represents our investment in the ordinary shares of OAO LUKOIL, an international, integrated oil and gas company headquartered in Russia, which we account for under the equity method. As of June 30, 2010, our ownership interest in LUKOIL was 19.21 percent based on authorized and issued shares. Our average ownership interest in the first quarter of 2010, used to record our share of LUKOIL’s first-quarter results on a lag basis, was 20.09 percent.
Effective January 1, 2010, we changed the method used to determine our equity-method share of LUKOIL’s earnings. Prior to 2010, we estimated our LUKOIL equity earnings for the current quarter based on current market indicators, publicly available LUKOIL information and other objective data. We now record our equity-method share of LUKOIL’s actual earnings on a one-quarter-lag basis, rather than using an earnings estimate for the current quarter. This change in accounting principle has been applied retrospectively, by recasting prior period financial information. The performance metrics are also reported on a one-quarter-lag basis. See Note 2—Changes in Accounting Principles, in the Notes to Consolidated Financial Statements, for more information.
In addition to our equity share of LUKOIL’s earnings, segment results include the amortization of the basis difference between our equity interest in the net assets of LUKOIL and the book value of our investment. The segment also includes the costs associated with our employees seconded to LUKOIL.
LUKOIL segment earnings were $529 million in the second quarter of 2010, compared with earnings of $243 million in the second quarter of 2009. Earnings for the six-month period of 2010 were $916 million, compared with earnings of $251 million in the corresponding period of 2009. The increase in the second quarter of 2010 was primarily the result of significantly higher refined product and crude oil prices and the $99 million gain on the sale of 6.7 million shares of our LUKOIL investment in the second quarter of 2010. These increases were partially offset by higher extraction taxes and export tariffs. In addition, for the six-month period of 2009, equity earnings from LUKOIL were not recorded in the first quarter, since our LUKOIL investment was written down in the fourth quarter of 2008 to its fair value at December 31, 2008.

Chemicals

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Net Income Attributable to ConocoPhillips	$138	67	248	90

The Chemicals segment consists of our 50 percent interest in Chevron Phillips Chemical Company LLC (CPChem), which we account for under the equity method. CPChem uses natural gas liquids and other feedstocks to produce petrochemicals. These products are then marketed and sold, or used as feedstocks to produce plastics and commodity chemicals.
Earnings from the Chemicals segment were $138 million in the second quarter of 2010, compared with $67 million in the second quarter of 2009. Chemicals earnings were $248 million in the first half of 2010, compared with $90 million in 2009. The increase in both periods reflects higher margins primarily in the olefins and polyolefins business line, and to a lesser extent, the specialties, aromatics and styrenics business line. These increases were partially offset by higher operating costs primarily resulting from increased turnaround activity in the second quarter of 2010.
Emerging Businesses

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net Income (Loss) Attributable to ConocoPhillips
Power	$17	27	46	51
Other	(27)	(25)	(50)	(49)

	$(10)	2	(4)	2

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
The Emerging Businesses segment reported a loss of $10 million in the second quarter of 2010, compared with earnings of $2 million in the same quarter of 2009. Losses for the first six months of 2010 were $4 million, compared with earnings of $2 million in the first six months of 2009. The decrease in earnings in the second quarter was primarily due to lower domestic and international power generation results. The decrease for the six-month period was mainly due to lower international power generation results, partially offset by improved domestic power generation results.

Corporate and Other

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net Income (Loss) Attributable to ConocoPhillips
Net interest	$(254)	(175)	(476)	(365)
Corporate general and administrative expenses	(47)	(31)	(83)	(72)
Other	(88)	49	(140)	21

	$(389)	(157)	(699)	(416)

Net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest increased 45 percent in the second quarter of 2010 and 30 percent in the first six months of 2010. The increase in both periods was primarily due to higher average fixed debt levels and higher net interest expense associated with tax rulings. Corporate general and administrative expenses increased 52 percent in the second quarter of 2010 and 15 percent in the six-month period. The increase in the second quarter of 2010 was primarily due to costs related to compensation plans, in addition to timing of association dues and charitable contributions. The increase in the six-month period of 2010 was primarily the result of compensation plan costs. The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, and other costs not directly associated with an operating segment. Changes in the “Other” category primarily reflect higher foreign currency transaction losses in both 2010 periods.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators

	Millions of Dollars
	June 30	December 31
	2010	2009

Short-term debt	$3,082	1,728
Total debt*	$26,279	28,653
Total equity	$65,945	62,613	**
Percent of total debt to capital***	28%	31
Percent of floating-rate debt to total debt	8%	9

*Total debt includes short-term and long-term debt, as shown on our consolidated balance sheet.

**Recast to reflect a change in accounting principles. See Note 2—Changes in Accounting Principles, for more information.

***Capital includes total debt and total equity.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Cash generated from operating activities is the primary source of funding. During the second quarter of 2010, available cash was used to support our ongoing capital expenditures and investments program, provide loan financing to certain equity affiliates, pay dividends, and meet the funding requirements to FCCL Partnership. Total dividends paid on our common stock during the first six months were $1,560 million. During the first half of 2010, cash and cash equivalents increased $3,578 million to $4,120 million.
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
Significant Sources of Capital
Operating Activities
During the first six months of 2010, cash of $6,515 million was provided by operating activities, a 46 percent increase from cash from operations of $4,452 million in the corresponding period of 2009. The improvement was primarily due to higher commodity prices and improved refining and marketing margins, partially offset by a discretionary inventory build.
While the stability of our cash flows from operating activities benefits from geographic diversity and the effects of upstream and downstream integration, our short- and long-term operating cash flows are highly dependent upon prices for crude oil, natural gas and natural gas liquids, as well as refining and marketing margins. During the first six months of 2010, crude oil and natural gas prices were higher than in the same period of 2009. Prices and margins in our industry are typically volatile, and are driven by market conditions over which we have no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows.
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
Asset Sales
Proceeds from asset sales during the first six months of 2010 totaled $5.9 billion, which included $4.6 billion from the sale of our 9.03 percent interest in the Syncrude Canada Ltd. joint venture (Syncrude). In addition, proceeds included the sale of our interest in CFJ Properties and the sale of a portion of our interest in LUKOIL. We plan to raise an additional $4 billion to $5 billion through the end of 2011, as part of our previously-announced $10 billion asset disposition program. Proceeds from this program are primarily targeted toward debt reduction.
Commercial Paper and Credit Facilities
At June 30, 2010, we had two revolving credit facilities totaling $7.85 billion, consisting of a $7.35 billion facility expiring in September 2012 and a $500 million facility expiring in July 2012. Our revolving credit facilities may be used as direct bank borrowings, as support for issuances of letters of credit totaling up to $750 million, or as support for our commercial paper programs. The revolving credit facilities are broadly syndicated among financial institutions and do not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings. The facility agreements contain a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or by any of its consolidated subsidiaries.
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
Our primary funding source for short-term working capital needs is the ConocoPhillips $6.35 billion commercial paper program. Commercial paper maturities are generally limited to 90 days. We also have the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, which is used to fund commitments relating to the Qatargas 3 Project. At June 30, 2010, and December 31, 2009, we had no direct borrowings under the revolving credit facilities, but $40 million in letters of credit had been issued at both periods. In addition, under the two ConocoPhillips commercial paper programs, $1,126 million of commercial paper was outstanding at June 30, 2010, compared with $1,300 million at December 31, 2009. Since we had $1,126 million of commercial paper outstanding and had issued $40 million of letters of credit, we had access to $6.7 billion in borrowing capacity under our revolving credit facilities at June 30, 2010.
Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Off-Balance Sheet Arrangements
As part of our normal ongoing business operations and consistent with normal industry practice, we enter into numerous agreements with other parties to pursue business opportunities, which share costs and apportion risks among the parties as governed by the agreements. At June 30, 2010, we were liable for certain contingent obligations under the following contractual arrangements:
•	Qatargas 3: We own a 30 percent interest in Qatargas 3, an integrated project to produce and liquefy natural gas from Qatar’s North Field. The other participants in the project are affiliates of Qatar Petroleum (68.5 percent) and Mitsui & Co., Ltd. (1.5 percent). Our interest is held through a jointly owned company, Qatar Liquefied Gas Company Limited (3), for which we use the equity method of accounting. Qatargas 3 secured project financing of $4 billion in December 2005, consisting of $1.3 billion of loans from export credit agencies (ECA), $1.5 billion from commercial banks, and $1.2 billion from ConocoPhillips. The ConocoPhillips loan facilities have substantially the same terms as the ECA and commercial bank facilities. Prior to project completion certification, all loans, including the ConocoPhillips loan facilities, are guaranteed by the participants, based on their respective ownership interests. Accordingly, our maximum exposure to this financing structure is $1.2 billion. Upon completion certification, currently expected in 2011, all project loan facilities, including the ConocoPhillips loan facilities, will become nonrecourse to the project participants. At June 30, 2010, Qatargas 3 had approximately $3.9 billion outstanding under all the loan facilities, of which ConocoPhillips provided $1.1 billion, and an additional $93 million of accrued interest.

•	Rockies Express Pipeline: In the second quarter of 2010, the credit facilities of Rockies Express Pipeline LLC were reduced, and our guarantee was released.
For additional information about guarantees, see Note 12—Guarantees, in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Spending” section.
Our debt balance at June 30, 2010, was $26.3 billion, a decrease of $2.4 billion from the balance at December 31, 2009. In July, make-whole redemption notices were issued on bonds totaling $2.7 billion, and the bonds were repaid in August.
We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL. Quarterly principal and interest payments of $237 million began in the second quarter of 2007 and will continue until the balance is paid. Of the principal obligation amount, approximately $677 million was short-term and was included in the “Accounts payable—related parties” line on our June 30, 2010, consolidated balance sheet. The principal portion of these payments, which totaled $325 million in the first six months of 2010, is included in the “Other” line in the financing activities section of our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.
We have provided loan financing to WRB Refining LLC, to assist it in meeting its operating and capital spending requirements. At June 30, 2010, $550 million of such financing was outstanding and $400 million was classified as long term.
In July 2010, we announced a quarterly dividend of 55 cents per share. The dividend is payable September 1, 2010, to stockholders of record at the close of business August 2, 2010.

On March 24, 2010, we announced plans to purchase up to $5 billion of our common stock over the subsequent two years. Repurchase of shares began in April and totaled 6,894,686 shares at a cost of $390 million, through June 30, 2010.
Capital Spending
Capital Expenditures and Investments

	Millions of Dollars
	Six Months Ended
	June 30
	2010	2009
E&P
United States—Alaska	$375	481
United States—Lower 48	604	1,451
International	2,616	2,503

	3,595	4,435

Midstream	-	4

R&M
United States	289	826
International	129	193

	418	1,019

LUKOIL Investment	-	-
Chemicals	-	-
Emerging Businesses	5	73
Corporate and Other	62	47

	$4,080	5,578

United States	$1,330	2,819
International	2,750	2,759

	$4,080	5,578

E&P
Our E&P capital expenditures and investments budget for 2010 has been increased by $0.5 billion, to $9.4 billion. Capital spending for E&P during the first six months of 2010 totaled $3.6 billion. The expenditures supported key exploration and development projects including:
•	Oil and natural gas developments in the Lower 48, including San Juan and Permian Basins, Bakken and Barnett trends, and Eagle Ford shale position in Texas.
•	Alaska activities related to the Prudhoe Bay and Kuparuk Fields, as well as the Alpine Field and satellites on the Western North Slope.
•	Oil sands projects and ongoing natural gas projects in Canada.
•	Further development of coalbed methane projects associated with the Australia Pacific LNG Pty Limited joint venture in Australia.
•	Qatargas 3 Project in Qatar.
•	In Asia Pacific, Bohai Bay in China, Bayu Undan in the Timor Sea, new fields offshore Malaysia and the Darwin LNG facility in Australia.
•	In the North Sea, the Ekofisk Area, Greater Britannia Fields and development of the Jasmine discovery in the J Block.
•	The Kashagan Field in the Caspian Sea.
•	Onshore developments in Nigeria and Algeria.
•	Exploration activities in Australia’s Browse Basin, offshore eastern Canada, Lower 48’s Eagle Ford shale, China’s coalbed methane pilot, Poland’s shale play, Malaysia and Vietnam.

R&M
Capital spending for R&M during the first six months of 2010 totaled $418 million and included projects related to sustaining and improving the existing business with a focus on safety, regulatory compliance and reliability.
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
We, from time to time, receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2009, we reported we had been notified of potential liability under CERCLA and comparable state laws at 65 sites around the United States. At June 30, 2010, we were notified of four new sites and re-opened two sites bringing the number to 71 unresolved sites with potential liability.
At June 30, 2010, our balance sheet included a total environmental accrual of $971 million, compared with $1,017 million at December 31, 2009. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
Both of the above referenced announcements are subject to pending legal challenges, and we continue to monitor these legal proceedings and other regulatory actions for potential impacts on our operations. For other examples of legislation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 60 and 61 of our 2009 Annual Report on Form 10-K.
OUTLOOK
On May 27, 2010, in response to the Deepwater Horizon incident in the Gulf of Mexico (GOM), the U.S. Department of the Interior (DOI) issued a six-month drilling moratorium on new deepwater wells in the Outer Continental Shelf (OCS). Although a U.S. federal appeals court has upheld a lower court’s decision to lift the drilling ban, an ongoing appeals process is underway. In addition, on July 12, 2010, the DOI issued a second drilling moratorium for drilling from floating rigs, which will be in effect until November 30, 2010. A lawsuit has also been filed against this second moratorium. The U.S. Government has also implemented a number of regulatory requirements on drilling activities and has proposed legislation to impose further restrictions on drilling. As a result of this uncertain regulatory climate, our planned exploration and appraisal drilling on deepwater prospects in the GOM have been delayed. There are no material impacts to our near-term production. Future impacts of these regulatory proposals on our business are not known at this time.
In order to improve industry spill response, we recently announced plans to partner with Exxon Mobil Corp., Chevron Corp. and Royal Dutch Shell PLC to develop a new oil spill containment system. We plan to build and deploy a rapid response system that will be available to capture and contain oil in the event of a potential future underwater well blowout in the deepwater GOM. The four companies will form a non-profit organization, the Marine Well Containment Company, to operate and maintain this system.
In a February 2008 lease sale conducted by the DOI under the OCS Lands Act, we successfully bid, and were awarded 10-year-primary-term leases on 98 blocks in the Chukchi Sea, for total bid payments of $506 million. Various special interest groups have brought two separate lawsuits challenging (1) the DOI’s entire OCS leasing program, and (2) the Chukchi Sea lease sale conducted by the DOI under that program. In the first suit, the Court ordered the DOI to reconsider one aspect of its OCS leasing program. The draft revised program was issued on March 31, 2010, and affirmed the 2008 Chukchi Sea lease sale as part of the 2007-2012 program, but removed any future lease sales for the Alaska OCS in that program. The draft revised program was subject to public comment until May 3, 2010, but issuance of the final decision has been delayed due to the large volume of comments received.
In the second suit, on July 21, 2010, the federal district court issued a decision finding two flaws in the Bureau of Ocean Energy Management, Regulation, and Enforcement’s environmental review, remanding the matter to the agency for further proceedings, and enjoining any activities under the leases until the remand is complete. The court issued the final judgment on the decision on July 22, 2010, and that judgment is subject to appeal for 60 days after issuance. Our plans for drilling an exploration well on our Chukchi Sea leases are under review in light of the court’s decision.

On July 28, 2010, we announced our intention to sell our entire interest in LUKOIL, then consisting of 163,367,629 shares. This decision will be implemented as follows:
•	On July 28, 2010, we entered into a stock purchase and option agreement (the Agreement) with a wholly owned subsidiary of LUKOIL, pursuant to which such subsidiary will purchase 64,638,729 shares from us at a price of $53.25 per share, or $3.44 billion in total. Closing on this transaction is expected in the third quarter of 2010.
•	Also pursuant to the Agreement, the LUKOIL subsidiary has a 60-day option, expiring on September 26, 2010, to purchase any or all of our interest remaining at the time of exercise of the option, at a price of $56 per share.
•	Finally, to the extent all of our remaining interest is not purchased pursuant to the 60-day option, we intend to sell our remaining interest in the open market from time to time, subject to the terms of the Shareholder Agreement, by the end of 2011.
We expect to use the proceeds from these transactions primarily to repurchase ConocoPhillips common stock.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2010, does not differ materially from that discussed under Item 7A in our 2009 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
As of June 30, 2010, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President, Finance and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2010.
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the second quarter of 2010 and any material developments with respect to matters previously reported in ConocoPhillips’ 2009 Annual Report on Form 10-K or first-quarter 2010 Quarterly Report on Form 10-Q. Material developments to the previously reported matters have been included in the descriptions below. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings was decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s (SEC) regulations.
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
New Matters
On May 19, 2010, the Lake Charles Louisiana Refinery received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality (LDEQ) alleging various violations of applicable air emission regulations, as well as certain provisions of the consent decree in Civil Action No. H-01-4430. ConocoPhillips will work with the LDEQ to resolve this matter.
Matters Previously Reported
On February 26, 2009, we received a $159,000 demand from the South Coast Air Quality Management District to settle seven Notices of Violation for alleged violations of air pollution control regulations at the Los Angeles Refinery. We have resolved this matter with a settlement payment of $125,000.
Polar Tankers, Inc. and ConocoPhillips paid $588,000, with no admission of liability, for a natural resource damage assessment associated with a 2004 spill in Puget Sound. The trustees intend to use the funds on restoration projects in the area.
In 2009, ConocoPhillips notified the EPA and the U.S. Department of Justice (DOJ) that it had self-identified certain compliance issues related to Benzene Waste Operations National Emission Standard for Hazardous Air Pollutants requirements at its Trainer, Pennsylvania and Borger, Texas facilities. On January 6, 2010, the DOJ provided its initial penalty demand for this matter as part of our confidential settlement negotiations. ConocoPhillips has reached an agreement with the EPA and DOJ regarding an appropriate penalty amount, which will be reflected in the third amendment to the consent decree in Civil Action No. H-05-258 (the agreed-upon penalty amount remains confidential until that time).

On December 17, 2009, the San Francisco Regional Water Quality Control Board’s enforcement staff (SFRWQCB) issued an Administrative Civil Liability Complaint alleging 18 exceedances of the Rodeo facility’s effluent permit that occurred during 2008 and 2009. The Complaint seeks a penalty of $490,000. Since that time, SFRWQCB and ConocoPhillips have agreed to include 14 additional exceedances that occurred in 2009 as part of the overall settlement. The SFRWQCB and ConocoPhillips have reached an agreement to settle the 32 exceedances for a total payment of $600,000 (consisting of a $310,000 penalty payment; funding of a Supplemental Environmental Project in the amount of $190,000; and credit towards Enhanced Compliance Actions to improve the refinery’s wastewater treatment plant operations in the amount of $100,000). The settlement agreement is subject to a 30-day public comment period prior to final approval by the SFRWQCB.

Item 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A of our 2009 Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

						Millions of Dollars
				Total Number of		Approximate Dollar
				Shares Purchased		Value of Shares
				as Part of Publicly		that May Yet Be
	Total Number of		Average Price	Announced Plans		Purchased Under the
Period	Shares Purchased	*	Paid per Share	or Programs	**	Plans or Programs

April 1-30, 2010	4,548,943		$56.93	4,455,000		$4,746
May 1-31, 2010	2,445,006		55.99	2,439,686		4,610
June 1-30, 2010	-		-	-		4,610

Total	6,993,949		$56.60	6,894,686

*Represents the repurchase of common shares from company employees in connection with the company’s broad-based employee incentive plans.

**On March 24, 2010, we announced plans to purchase up to $5 billion of our common stock over the subsequent two years. Acquisitions for the share repurchase program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares.

Item 6. EXHIBITS

10	Amended Agreement, dated July 28, 2010, to the Shareholder Agreement, dated September 29, 2004, by and between ConocoPhillips and LUKOIL (incorporated by reference to Exhibit 99.2 to the Current Report of ConocoPhillips on Form 8-K filed on July 28, 2010; File No. 001-32395).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Glenda M. Schwarz

Glenda M. Schwarz
Vice President and Controller
(Chief Accounting and Duly Authorized Officer)

August 4, 2010