Form 10-Q
period 2010-09-30
CONOCOPHILLIPS
filed 2010-11-02
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:	001-32395

ConocoPhillips
(Exact name of registrant as specified in its charter)

Delaware	01-0562944
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]
The registrant had 1,469,224,505 shares of common stock, $.01 par value, outstanding at September 30, 2010.

CONOCOPHILLIPS

Page
Part I – Financial Information

Item 1. Financial Statements
Consolidated Income Statement	1
Consolidated Balance Sheet	2
Consolidated Statement of Cash Flows	3
Notes to Consolidated Financial Statements	4
Supplementary Information—Condensed Consolidating Financial Information	29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	53

Part II – Other Information

Item 1. Legal Proceedings	54

Item 1A. Risk Factors	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6. Exhibits	56

Signature	57
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009 (2)	2010	2009 (2)

Revenues and Other Income
Sales and other operating revenues(1)	$47,208	40,173	137,715	106,362
Equity in earnings of affiliates	1,004	981	2,960	1,986
Gain on sale of Syncrude	-	-	2,878	-
Other income	1,337	117	1,885	347

Total Revenues and Other Income	49,549	41,271	145,438	108,695

Costs and Expenses
Purchased crude oil, natural gas and products	34,051	28,008	97,660	72,376
Production and operating expenses	2,583	2,534	7,729	7,652
Selling, general and administrative expenses	493	427	1,375	1,378
Exploration expenses	252	386	848	854
Depreciation, depletion and amortization	2,246	2,327	6,844	6,904
Impairments	59	56	1,682	110
Taxes other than income taxes(1)	4,227	4,205	12,511	11,384
Accretion on discounted liabilities	110	96	337	308
Interest and debt expense	264	336	914	914
Foreign currency transaction (gains) losses	(10)	(17)	80	(28)

Total Costs and Expenses	44,275	38,358	129,980	101,852

Income before income taxes	5,274	2,913	15,458	6,843
Provision for income taxes	2,205	1,426	6,094	3,665

Net income	3,069	1,487	9,364	3,178
Less: net income attributable to noncontrolling interests	(14)	(17)	(47)	(49)

Net Income Attributable to ConocoPhillips	$3,055	1,470	9,317	3,129

Net Income Attributable to ConocoPhillips Per Share of Common Stock (dollars) (3)
Basic	$2.06	.98	6.26	2.10
Diluted	2.05	.97	6.21	2.08

Dividends Paid Per Share of Common Stock (dollars)	$.55	.47	1.60	1.41

Average Common Shares Outstanding (in thousands)
Basic	1,481,522	1,488,352	1,488,024	1,486,922
Diluted	1,493,080	1,498,204	1,499,367	1,496,391

(1)Includes excise taxes on petroleum products sales:	$3,544	3,538	10,181	9,914

(2)Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
(3)For the purpose of the earnings per share calculation only, 2009 net income attributable to ConocoPhillips has been reduced by $12 million for the excess of the amount paid for the redemption of a noncontrolling interest over its carrying value, which was charged directly to retained earnings.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	September 30	December 31
	2010	2009 *

Assets
Cash and cash equivalents	$7,996	542
Accounts and notes receivable (net of allowance of $28 million in 2010 and $76 million in 2009)	11,723	11,861
Accounts and notes receivable—related parties	1,755	1,354
Investment in LUKOIL	2,856	-
Inventories	7,741	4,940
Prepaid expenses and other current assets	3,246	2,470

Total Current Assets	35,317	21,167
Investments and long-term receivables	31,182	35,742
Loans and advances—related parties	2,175	2,352
Net properties, plants and equipment	81,460	87,708
Goodwill	3,637	3,638
Intangibles	806	823
Other assets	756	708

Total Assets	$155,333	152,138

Liabilities
Accounts payable	$14,148	14,168
Accounts payable—related parties	1,916	1,317
Short-term debt	376	1,728
Accrued income and other taxes	5,186	3,402
Employee benefit obligations	768	846
Other accruals	3,027	2,234

Total Current Liabilities	25,421	23,695
Long-term debt	23,225	26,925
Asset retirement obligations and accrued environmental costs	8,518	8,713
Joint venture acquisition obligation—related party	4,492	5,009
Deferred income taxes	17,286	17,956
Employee benefit obligations	3,732	4,130
Other liabilities and deferred credits	2,742	3,097

Total Liabilities	85,416	89,525

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2010—1,737,649,139 shares; 2009—1,733,345,558 shares)
Par value	17	17
Capital in excess of par	43,956	43,681
Grantor trusts (at cost: 2010—37,798,903 shares; 2009—38,742,261 shares)	(650)	(667)
Treasury stock (at cost: 2010—230,625,731 shares; 2009—208,346,815 shares)	(17,468)	(16,211)
Accumulated other comprehensive income	4,405	3,065
Unearned employee compensation	(55)	(76)
Retained earnings	39,156	32,214

Total Common Stockholders’ Equity	69,361	62,023
Noncontrolling interests	556	590

Total Equity	69,917	62,613

Total Liabilities and Equity	$155,333	152,138

*Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Nine Months Ended
	September 30
	2010	2009 *

Cash Flows From Operating Activities
Net income	$9,364	3,178
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	6,844	6,904
Impairments	1,682	110
Dry hole costs and leasehold impairments	327	471
Accretion on discounted liabilities	337	308
Deferred taxes	(935)	(872)
Undistributed equity earnings	(1,642)	(1,298)
Gain on asset dispositions	(4,671)	(88)
Other	(221)	(151)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	323	(94)
Decrease (increase) in inventories	(2,898)	(1,026)
Decrease (increase) in prepaid expenses and other current assets	(459)	(286)
Increase (decrease) in accounts payable	401	910
Increase (decrease) in taxes and other accruals	2,402	(681)

Net Cash Provided by Operating Activities	10,854	7,385

Cash Flows From Investing Activities
Capital expenditures and investments	(6,371)	(8,176)
Proceeds from asset dispositions	12,233	938
Long-term advances/loans—related parties	(296)	(303)
Collection of advances/loans—related parties	104	62
Other	114	50

Net Cash Provided by (Used in) Investing Activities	5,784	(7,429)

Cash Flows From Financing Activities
Issuance of debt	96	9,051
Repayment of debt	(5,304)	(6,027)
Issuance of company common stock	59	(11)
Repurchase of company common stock	(1,258)	-
Dividends paid on company common stock	(2,376)	(2,090)
Other	(544)	(1,091)

Net Cash Used in Financing Activities	(9,327)	(168)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	143	98

Net Change in Cash and Cash Equivalents	7,454	(114)
Cash and cash equivalents at beginning of period	542	755

Cash and Cash Equivalents at End of Period	$7,996	641

*Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips
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
Note 2—Changes in Accounting Principles
LUKOIL Accounting
Effective January 1, 2010, we changed the method used to determine our equity-method share of OAO LUKOIL’s earnings. Prior to 2010, we estimated our LUKOIL equity earnings for the current quarter based on current market indicators, publicly available LUKOIL information and other objective data. This earnings estimation process was necessary because, historically, LUKOIL’s accounting cycle close and preparation of U.S. generally accepted accounting principles financial statements occurred subsequent to our reporting deadline, and for certain periods this timing gap exceeded 93 days. Although Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 323, “Investments—Equity Method and Joint Ventures,” provides that when financial statements of an investee are not sufficiently timely, then the investor should record its share of earnings or loss based on the most recently available financial statements, U.S. Securities and Exchange Commission guidance indicates this timing gap generally should not exceed 93 days. Recently, the timing gap has been reduced to less than 93 days for all reporting periods. Accordingly, we believe it is preferable to implement a change in accounting principle to record our equity-method share of LUKOIL’s earnings on a one-quarter-lag basis, rather than using an earnings estimate for the current quarter, because it improves reporting reliability, while maintaining an acceptable level of relevance.
This change in accounting principle to a one-quarter lag under ASC Topic 323 has been applied retrospectively, by recasting prior period financial information. The following table summarizes the line items affected on the consolidated income statement:

	Millions of Dollars
	Three Months Ended September 30
	2010			2009
	Computed	As	Effect	As		Effect
	with	Reported	of	Originally	As	of
	Estimate	with Lag	Change	Reported	Adjusted	Change

Equity in earnings of affiliates	$892	1,004	112	1,015	981	(34)
Other income	1,207	1,337	130	117	117	-
Provision for income taxes	2,247	2,205	(42)	1,427	1,426	(1)
Net income	2,785	3,069	284	1,520	1,487	(33)
Net income attributable to ConocoPhillips	2,771	3,055	284	1,503	1,470	(33)

Net income attributable to ConocoPhillips per share of common stock (dollars)
Basic	$1.87	2.06	.19	1.00	.98	(.02)
Diluted	1.86	2.05	.19	1.00	.97	(.03)

	Millions of Dollars
	Nine Months Ended September 30
	2010			2009
	Computed	As	Effect	As		Effect
	with	Reported	of	Originally	As	of
	Estimate	with Lag	Change	Reported	Adjusted	Change

Equity in earnings of affiliates	$2,778	2,960	182	2,506	1,986	(520)
Other income	1,755	1,885	130	347	347	-
Provision for income taxes	6,137	6,094	(43)	3,673	3,665	(8)
Net income	9,009	9,364	355	3,690	3,178	(512)
Net income attributable to ConocoPhillips	8,962	9,317	355	3,641	3,129	(512)

Net income attributable to ConocoPhillips per share of common stock (dollars)
Basic	$6.02	6.26	.24	2.44	2.10	(.34)
Diluted	5.98	6.21	.23	2.43	2.08	(.35)

The following table summarizes the line items affected on the consolidated balance sheet:

	Millions of Dollars
	September 30, 2010			December 31, 2009
	Computed	As	Effect	As		Effect
	with	Reported	of	Originally	As	of
	Estimate	with Lag	Change	Reported	Adjusted	Change

Investments and long-term receivables	$31,182	31,182	-	36,192	35,742	(450)
Deferred income taxes	17,278	17,286	8	17,962	17,956	(6)
Accumulated other comprehensive income	4,324	4,405	81	3,065	3,065	-
Retained earnings	39,245	39,156	(89)	32,658	32,214	(444)

There was no cumulative impact to retained earnings as of January 1, 2009, as a result of the accounting change. This was due to the impairment of our LUKOIL investment during 2008 to its fair market value on December 31, 2008.

The following table summarizes the line items affected on the consolidated statement of cash flows:

	Millions of Dollars
	Nine Months Ended September 30
	2010			2009
	Computed	As	Effect	As		Effect
	with	Reported	of	Originally	As	of
	Estimate	with Lag	Change	Reported	Adjusted	Change

Net income	$9,009	9,364	355	3,690	3,178	(512)
Deferred taxes	(892)	(935)	(43)	(864)	(872)	(8)
Undistributed equity earnings	(1,460)	(1,642)	(182)	(1,818)	(1,298)	520
Gain on asset dispositions	(4,541)	(4,671)	(130)	(88)	(88)	-

See Note 6—Investments, Loans and Long-Term Receivables, for additional information relating to our LUKOIL investment.
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
Note 3—Variable Interest Entities (VIEs)
We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:
We have a 30 percent ownership interest with a 50 percent governance interest in the OOO Naryanmarneftegaz (NMNG) joint venture to develop resources in the Timan-Pechora province of Russia. The NMNG joint venture is a VIE because we and LUKOIL have disproportionate interests, and LUKOIL was a related party at inception of the joint venture. Since LUKOIL is no longer a related party, we do not believe NMNG would be a VIE if reconsidered today. LUKOIL owns 70 percent versus our 30 percent direct interest; therefore, we have determined we are not the primary beneficiary of NMNG, and we use the equity method of accounting for this investment. The funding of NMNG has been provided with equity contributions, primarily for the development of the Yuzhno Khylchuyu (YK) Field. At September 30, 2010, the book value of our investment in the venture was $1,414 million.

We have an agreement with Freeport LNG Development, L.P. (Freeport LNG) to participate in a liquefied natural gas (LNG) receiving terminal in Quintana, Texas. We have no ownership in Freeport LNG; however, we own a 50 percent interest in Freeport LNG GP, Inc. (Freeport GP), which serves as the general partner managing the venture. We entered into a credit agreement with Freeport LNG, whereby we agreed to provide loan financing for the construction of the terminal. We also entered into a long-term agreement with Freeport LNG to use 0.9 billion cubic feet per day of regasification capacity. The terminal became operational in June 2008, and we began making payments under the terminal use agreement. Freeport LNG began making loan repayments in September 2008, and the loan balance outstanding as of September 30, 2010, was $663 million. Freeport LNG is a VIE because Freeport GP holds no equity in Freeport LNG, and the limited partners of Freeport LNG do not have any substantive decision making ability. We are not the primary beneficiary because the equity holders of Freeport GP are not related parties and have equally shared power. Neither party has the power to direct the significant activities without the consent of the other party, in which case neither party is considered to be the primary beneficiary. The loan to Freeport LNG is accounted for as a financial asset, and our investment in Freeport GP is accounted for as an equity investment.
Note 4—Inventories
Inventories consisted of the following:

	Millions of Dollars
	September 30	December 31
	2010	2009

Crude oil and petroleum products	$6,771	3,955
Materials, supplies and other	970	985

	$7,741	4,940

Inventories valued on the last-in, first-out (LIFO) basis totaled $6,563 million and $3,747 million at September 30, 2010, and December 31, 2009, respectively. The excess of current replacement cost over LIFO cost of inventories amounted to $5,666 million and $5,627 million at September 30, 2010, and December 31, 2009, respectively.
Note 5—Assets Held for Sale
In the fourth quarter of 2009, we announced plans to raise approximately $10 billion from asset sales through the end of 2011. At December 31, 2009, we classified $323 million of Refining and Marketing (R&M) noncurrent assets, primarily investment in equity affiliates, and $75 million of R&M noncurrent deferred income tax liabilities as held for sale. During 2010, these assets and others were sold, and in the third quarter of 2010, additional Exploration and Production (E&P) assets in the United States and Canada met the held for sale criteria. As a result, at September 30, 2010, we classified $638 million of properties, plants and equipment as “Prepaid expenses and other current assets” and $219 million of asset retirement obligations and accrued environmental costs as “Other accruals” on our consolidated balance sheet. We also classified $54 million of deferred income taxes as current. Contingent upon necessary regulatory approvals and negotiation of final contract terms, we expect these assets to be sold by the end of 2010 or early 2011. Excluding the Syncrude sale discussed below, and the gain on the sale of our LUKOIL shares discussed in Note 6—Investments, Loans and Long-Term Receivables, the net before-tax gain from asset dispositions during the nine-month period ended September 30, 2010, was $475 million, and this amount was included in the “Other income” line of our consolidated income statement.

On June 25, 2010, we sold our 9.03 percent interest in the Syncrude Canada Ltd. joint venture for $4.6 billion. Syncrude was included in our E&P segment and had synthetic oil proved reserves of 248 million barrels at December 31, 2009. Production in 2009 was 23,000 barrels per day. The $2.9 billion before-tax gain on this disposition was included as a separate line in the “Total Revenues and Other Income” section of our consolidated income statement. The cash proceeds were included in the “Proceeds from asset dispositions” line within the investing cash flow section of our consolidated statement of cash flows. At the time of disposition, Syncrude had a net carrying value of $1.75 billion, which included $1.97 billion of properties, plants and equipment. During fiscal 2010 until its disposition, Syncrude contributed $327 million in intercompany sales and other operating revenues, and generated income before taxes of $127 million and net income of $93 million.
Note 6—Investments, Loans and Long-Term Receivables
LUKOIL
Our average ownership interest in LUKOIL in the second quarter of 2010, used to record our equity-method share of LUKOIL’s second-quarter results on a lag basis, was 19.46 percent. On July 28, 2010, we announced our intention to sell our entire interest in LUKOIL, then consisting of 163,367,629 shares. This decision is being implemented as follows:
•	On July 28, 2010, we entered into a stock purchase and option agreement (the Agreement) with a wholly owned subsidiary of LUKOIL, pursuant to which such subsidiary would purchase 64,638,729 shares from us at a price of $53.25 per share, or $3.44 billion in total. This transaction closed on August 16, 2010.

•	Also pursuant to the Agreement, the LUKOIL subsidiary had a 60-day option, expiring on September 26, 2010, to purchase any or all of our interest remaining at the time of exercise of the option, at a price of $56 per share. Upon exercise of this option, we sold 42,500,000 shares on September 29, 2010, for proceeds of $2.38 billion.

•	Finally, we intend to sell our remaining shares in the open market from time to time, subject to the terms of the Shareholder Agreement, by the end of 2011.
In total, during the third quarter of 2010, we sold 113 million shares of LUKOIL for $6,161 million, realizing a before-tax gain on disposition of $1,219 million, which was included in the “Other income” line of the consolidated income statement. As a result of these sales, our ownership interest has declined to a level at which we are no longer able to exercise significant influence over the operating and financial policies of LUKOIL, and going forward we will no longer account for our remaining investment in LUKOIL using the equity method. We will also no longer report proved reserves or production related to our LUKOIL investment, which were 1,967 million barrels of oil equivalent (BOE) at December 31, 2009, and 437 thousand BOE per day for the nine-month period ended September 30, 2010, respectively.
At September 30, 2010, our remaining 5.9 percent investment in LUKOIL was reclassified from “Investments and long-term receivables” to current assets on our consolidated balance sheet as an available-for-sale equity security and carried at fair value of $2,856 million, reflecting a closing price of LUKOIL shares on the London Stock Exchange of $56.80 per share. The carrying value reflects a pretax unrealized gain over our cost of $663 million. This unrealized gain, net of related income taxes, is reported as a component of accumulated other comprehensive income. The fair value is categorized as Level 1 in the fair value hierarchy. See Note 2—Changes in Accounting Principles, for additional information about accounting for our LUKOIL investment.

Loans to Related Parties
As part of our normal ongoing business operations and consistent with industry practice, we invest and enter into numerous agreements with other parties to pursue business opportunities, which share costs and apportion risks among the parties as governed by the agreements. Included in such activity are loans made to certain affiliated companies. Significant loans to affiliated companies at September 30, 2010, included the following:
•	$663 million in loan financing to Freeport LNG Development, L.P.

•	$1,096 million in project financing and an additional $94 million of accrued interest to Qatargas 3.

•	$551 million in loan financing to WRB Refining LLC.
The long-term portion of these loans are included in the “Loans and advances—related parties” line on the consolidated balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.” At September 30, 2010, the Varandey Terminal Company is no longer considered a related party. Accordingly, the long-term portion of this loan is included in the “Investments and long-term receivables” line of the consolidated balance sheet, while the short-term portion is in “Prepaid expenses and other current assets.”
Other Investments
We have investments remeasured at fair value on a recurring basis to support certain nonqualified deferred compensation plans. The fair value of these assets at September 30, 2010, was $315 million, and at December 31, 2009, was $338 million. Substantially the entire value is categorized in Level 1 of the fair value hierarchy. These investments are measured at fair value using a market approach based on quotations from national securities exchanges.
Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a 70,000 barrel-per-day delayed coker and related facilities at the Sweeny Refinery. MSLP processes our long residue, which is produced from heavy sour crude oil, for a processing fee. Fuel-grade petroleum coke is produced as a by-product and becomes the property of MSLP. Prior to August 28, 2009, MSLP was owned 50/50 by us and Petróleos de Venezuela S.A. (PDVSA). Under the agreements that govern the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery gave us the right to acquire PDVSA’s 50 percent ownership interest in MSLP. On August 28, 2009, we exercised that right. PDVSA has initiated arbitration in the International Chamber of Commerce challenging our actions, and this arbitration is underway. We continue to use the equity method of accounting for our investment in MSLP.
Note 7—Properties, Plants and Equipment
Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, depletion and amortization (Accum. DD&A), was:

	Millions of Dollars
	September 30, 2010			December 31, 2009
	Gross	Accum.	Net	Gross	Accum.	Net
	PP&E	DD&A	PP&E	PP&E	DD&A	PP&E

E&P	$114,281	48,921	65,360	115,224	45,577	69,647
Midstream	126	79	47	123	74	49
R&M	23,294	8,858	14,436	23,047	6,714	16,333
LUKOIL Investment	-	-	-	-	-	-
Chemicals	-	-	-	-	-	-
Emerging Businesses	1,193	342	851	1,198	300	898
Corporate and Other	1,680	914	766	1,650	869	781

	$140,574	59,114	81,460	141,242	53,534	87,708

Suspended Wells
The capitalized cost of suspended wells at September 30, 2010, was $1,061 million, an increase of $153 million from $908 million at year-end 2009. For the category of exploratory well costs capitalized for a period greater than one year as of December 31, 2009, no wells were charged to dry hole expense during the first nine months of 2010.
Note 8—Impairments
During the first nine months of 2010 and 2009, we recognized the following before-tax impairment charges:

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

E&P
United States	$29	-	29	-
International	4	-	5	59
R&M
United States	-	55	17	50
International	-	-	1,600	-
Emerging Businesses	26	-	31	-
Corporate	-	1	-	1

	$59	56	1,682	110

2010
The nine-month period of 2010 included the $1,502 million impairment of our refinery in Wilhelmshaven, Germany, due to cancelled plans for a project to upgrade the refinery, and a $98 million impairment as a result of our decision to end our participation in a new refinery project in Yanbu Industrial City, Saudi Arabia.
2009
In the second quarter of 2009, we recorded a noncash charge of $51 million before- and after-tax related to the full impairment of our exploration and production investments in Ecuador, due to their expropriation. An arbitration hearing on case merits is scheduled for March 2011, with a decision on case merits expected in December 2011.

Fair Value Remeasurements
The following table shows the values of assets at September 30, 2010, and December 31, 2009, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition:

	Millions of Dollars
		Fair Value
		Measurements Using
		Level 1	Level 3	Before-Tax
	Fair Value	Inputs	Inputs	Loss
September 30, 2010
Net properties, plants and equipment (held for use)	$297	-	297	1,588	*
Net properties, plants and equipment (held for sale)	23	23	-	43

December 31, 2009
Net properties, plants and equipment (held for use)	$210	-	210	385
Net properties, plants and equipment (held for sale)	121	35	86	62
Equity method investments	1,784	-	1,784	286

*Includes a $55 million leasehold impairment charged to exploration expenses.
2010
During 2010, net properties, plants and equipment held for use with a carrying amount of $1,885 million were written down to a fair value of $297 million, resulting in a before-tax loss of $1,588 million. The fair values were determined by the use of internal discounted cash flow models using estimates of future production, prices, costs and a discount rate believed to be consistent with those used by principal market participants and cash flow multiples for similar assets and alternative use.
During 2010, net properties, plants and equipment held for sale with a carrying amount of $64 million were written down to their fair value of $23 million less cost to sell of $2 million for a net $21 million, resulting in a before-tax loss of $43 million. The fair values were primarily determined by binding negotiated selling prices with third parties, with some adjusted for the fair value of certain liabilities retained.
2009
During 2009, net properties, plants and equipment held for use with a carrying amount of $610 million were written down to a fair value of $210 million, resulting in a before-tax loss of $385 million. In addition, certain equity method investments associated with our E&P segment were determined to have a fair value below carrying amount, and the impairment was considered to be other than temporary. These investments with a book value of $2,070 million were written down to a fair value of $1,784 million resulting in a charge of $286 million before-tax, which is included in the “Equity in earnings of affiliates” line of our consolidated income statement. The fair values were determined by the application of an internal discounted cash flow model using estimates of future production, prices, costs and a discount rate believed to be consistent with those used by principal market participants. In addition, the equity investment fair value considered market analysis of certain similar undeveloped properties owned by one of the investees.
Also during 2009, net properties, plants and equipment held for sale with a carrying amount of $178 million were written down to a fair value of $121 million, less cost to sell of $5 million for a net $116 million, resulting in a before-tax loss of $62 million. The fair values were largely based on binding negotiated prices with third parties, with some adjusted for the fair value of certain liabilities retained.

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
At both September 30, 2010, and December 31, 2009, we had no direct outstanding borrowings under our revolving credit facilities, but $40 million in letters of credit had been issued. In addition, under the two commercial paper programs, there was $1,159 million of commercial paper outstanding at September 30, 2010, compared with $1,300 million at December 31, 2009. Since we had $1,159 million of commercial paper outstanding and had issued $40 million of letters of credit, we had access to $6.7 billion in borrowing capacity under our revolving credit facilities at September 30, 2010.
During the first nine months of 2010, the following debt instruments were repaid prior to their maturity:
•	The $400 million 6.68% bonds.

•	The $178 million 6.4% bonds.

•	The $1,750 million 6.35% bonds.

•	The $350 million 5.30% bonds.

•	The $750 million remaining balance of the Floating Rate Five-Year Term Notes.
During the first nine months of 2010, the following debt instruments were repaid at their maturity:
•	The $150 million 9.875% bonds.

•	The $1,264 million 8.75% bonds.
At September 30, 2010, we classified $1,159 million of short-term debt as long-term debt, based on our ability and intent to refinance the obligation on a long-term basis under our revolving credit facilities.
Note 10—Joint Venture Acquisition Obligation
We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL Partnership. Quarterly principal and interest payments of $237 million began in the second quarter of 2007 and will continue until the balance is paid. Of the principal obligation amount, $686 million was short-term and was included in the “Accounts payable—related parties” line on our September 30, 2010, consolidated balance sheet. The principal portion of these payments, which totaled $491 million in the first nine months of 2010, is included in the “Other” line in the financing activities section of our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.

Note 11—Noncontrolling Interests
Activity for the equity attributable to noncontrolling interests for the first nine months of 2010 and 2009 was as follows:

	Millions of Dollars
	2010			2009*
	Common	Non-		Common	Non-
	Stockholders’	Controlling	Total	Stockholders’	Controlling	Total
	Equity	Interests	Equity	Equity	Interests	Equity

Balance at January 1	$62,023	590	62,613	55,165	1,100	56,265
Net income	9,317	47	9,364	3,129	49	3,178
Dividends	(2,376)	-	(2,376)	(2,090)	-	(2,090)
Repurchase of company common stock	(1,258)	-	(1,258)	-	-	-
Distributions to noncontrolling interests	-	(80)	(80)	-	(74)	(74)
Other changes, net**	1,655	(1)	1,654	4,795	(488)	4,307

Balance at September 30	$69,361	556	69,917	60,999	587	61,586

  *Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
**Includes components of other comprehensive income, which are disclosed separately in Note 15—Comprehensive Income.
Note 12—Guarantees
At September 30, 2010, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
Construction Completion Guarantees
•	In December 2005, we issued a construction completion guarantee for 30 percent of the $4 billion in loan facilities of Qatargas 3, which are being used to finance the construction of an LNG train in Qatar. Of the $4 billion in loan facilities, we committed to provide $1.2 billion. The maximum potential amount of future payments to third-party lenders under the guarantee is estimated to be $850 million, which could become payable if the full debt financing is utilized and completion of the Qatargas 3 Project is not achieved. The project financing will be nonrecourse to ConocoPhillips upon certified completion, which is expected in 2011. At September 30, 2010, the carrying value of the guarantee to third-party lenders was $11 million.
Guarantees of Joint Venture Debt
•	At September 30, 2010, we had guarantees outstanding for our portion of joint venture debt obligations, which have terms of up to 15 years. The maximum potential amount of future payments under the guarantees is approximately $80 million. Payment would be required if a joint venture defaults on its debt obligations.
Other Guarantees
•	In conjunction with our purchase of a 50 percent ownership interest in Australia Pacific LNG Pty Limited (APLNG) from Origin Energy in October 2008, we agreed to participate, if and when requested, in any parent company guarantees that were outstanding at the time we purchased our interest in APLNG. These parent company guarantees cover the obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of 7 to 21 years. Our maximum potential amount of future payments, or cost of volume delivery, under these guarantees is estimated to be $1,572 million ($3,396 million in the event of intentional or reckless breach) at September 2010 exchange rates based on our 50 percent share of the remaining contracted volumes, which could become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.
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
Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at September 30, 2010, was $395 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $245 million of environmental accruals for known contamination that are included in asset retirement obligations and accrued environmental costs at September 30, 2010. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.
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
We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2010, our balance sheet included a total environmental accrual of $987 million, compared with $1,017 million at December 31, 2009. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.
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
Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at September 30, 2010, we had performance obligations secured by letters of credit of $1,684 million (of which $40 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business.
Long-Term Throughput Agreements and Take-or-Pay Agreements
Our obligation under throughput agreements to support third-party shipper financing arrangements for a crude oil transportation system commenced during the second quarter of 2010. The aggregate amounts of estimated future payments under these agreements are: 2010—$25 million; 2011—$233 million; 2012—$277 million; 2013—$276 million; 2014—$276 million; and 2015 and after—$4,423 million.
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
The fair value hierarchy for our derivative assets and liabilities accounted for at fair value on a recurring basis was:

	Millions of Dollars
	September 30, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	$2,766	1,109	60	3,935	1,710	1,659	61	3,430
Interest rate derivatives	-	28	-	28	-	-	-	-
Foreign exchange derivatives	-	45	-	45	-	45	-	45

Total assets	2,766	1,182	60	4,008	1,710	1,704	61	3,475

Liabilities
Commodity derivatives	2,989	917	18	3,924	1,797	1,496	24	3,317
Foreign exchange derivatives	-	12	-	12	-	47	-	47

Total liabilities	2,989	929	18	3,936	1,797	1,543	24	3,364

Net assets (liabilities)	$(223)	253	42	72	(87)	161	37	111

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
The fair value of net commodity derivatives classified as Level 3 in the fair value hierarchy changed as follows:

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance	$41	74	37	40
Total net gains (losses), realized and unrealized, included in earnings	28	(10)	60	8
Net purchases, issuances and settlements	(20)	(20)	(42)	(47)
Transfers into Level 3	-	4	1	65
Transfers out of Level 3	(7)	(11)	(14)	(29)

Ending balance	$42	37	42	37

The amounts of Level 3 gains (losses) included in earnings were:

	Millions of Dollars
	2010			2009
		Purchased			Purchased
	Other	Crude Oil,		Other	Crude Oil,
	Operating	Natural Gas		Operating	Natural Gas
	Revenues	and Products	Total	Revenues	and Products	Total

Three Months Ended September 30
Total gains (losses) included in earnings	$41	(13)	28	(10)	-	(10)

Change in unrealized gains (losses) relating to assets held at September 30	$44	1	45	3	-	3

Change in unrealized gains (losses) relating to liabilities held at September 30	$(10)	(12)	(22)	(16)	-	(16)

Nine Months Ended September 30
Total gains (losses) included in earnings	$95	(35)	60	8	-	8

Change in unrealized gains (losses) relating to assets held at September 30	$84	1	85	11	-	11

Change in unrealized gains (losses) relating to liabilities held at September 30	$(12)	(21)	(33)	(21)	-	(21)

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

The fair value of commodity derivative assets and liabilities and the line items where they appear on our consolidated balance sheet were:

	Millions of Dollars
	September 30	December 31
	2010	2009

Assets
Prepaid expenses and other current assets	$3,695	3,084
Other assets	266	359
Liabilities
Other accruals	3,710	3,006
Other liabilities and deferred credits	240	324

Hedge accounting has not been used for any items in the table. The amounts shown are presented gross (i.e., without netting assets and liabilities with the same counterparty where the right of offset and intent to net exist).
The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Sales and other operating revenues	$227	727	(430)	1,118
Other income	3	(4)	(26)	21
Purchased crude oil, natural gas and products	(270)	(599)	596	(1,554)

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

	Open Position
	Long/(Short)
	September 30	December 31
	2010	2009

Commodity
Crude oil, refined products and natural gas liquids (millions of barrels)	(43)	(16)
Natural gas and power (billions of cubic feet)
Fixed price	(76)	(60)
Basis	(110)	154

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
The fair value of interest rate derivative assets and liabilities and the line items where they appear on our consolidated balance sheet were:

	Millions of Dollars
	September 30	December 31
	2010	2009

Assets
Prepaid expenses and other current assets	$10	-
Other assets	18	-

Hedge accounting was used for all items in the table. The amounts shown are presented gross.
The (gains) and losses from interest rate derivatives used in a fair-value hedge, losses and (gains) from changes in the fair value of the hedged debt, and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Recorded in interest and debt expense
From the interest rate derivatives	$(14)	-	(30)	-
From the hedged debt	12	-	26	-

The extent to which the change in value of the interest rate derivatives differs from the change in value of the hedged debt is an adjustment to recorded interest expense on the fixed-rate debt that effectively results in interest expense for the period being recorded at variable-rate LIBOR.
Foreign Exchange Derivatives—We have foreign currency exchange rate risk resulting from international operations. We do not comprehensively hedge the exposure to movements in currency exchange rates, although we may choose to selectively hedge certain foreign currency exchange rate exposures, such as firm commitments for capital projects or local currency tax payments, dividends, and cash returns from net investments in foreign affiliates to be remitted within the coming year.
The fair value of foreign exchange derivative assets and liabilities, and the line items where they appear on our consolidated balance sheet were:

	Millions of Dollars
	September 30	December 31
	2010	2009

Assets
Prepaid expenses and other current assets	$44	38
Other assets	1	7
Liabilities
Other accruals	12	40
Other liabilities and deferred credits	-	7

Hedge accounting has not been used for any items in the table. The amounts shown are presented gross.

Gains and losses from foreign exchange derivatives, and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Foreign exchange transaction (gains) losses	$18	40	121	(133)

Hedge accounting has not been used for any items in the table.
We had the following net notional position of outstanding foreign exchange derivatives:

	In Millions
	Notional Currency*
	September 30		December 31
	2010		2009

Foreign Exchange Derivatives
Sell U.S. dollar, buy other currencies**	USD	1,061	3,211
Sell euro, buy British pound	EUR	248	267

  *Denominated in U.S. dollars (USD) and euros (EUR).
**Primarily euro, Canadian dollar, Norwegian krone and British pound.
Credit Risk
Financial instruments potentially exposed to concentrations of credit risk consist primarily of cash equivalents, OTC derivative contracts and trade receivables. Our cash equivalents are placed in high-quality commercial paper, money market funds, government debt securities and time deposits with major international banks and financial institutions.
The credit risk from our OTC derivative contracts, such as forwards and swaps, derives from the counterparty to the transaction. Individual counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. We also use futures contracts, but futures have a negligible credit risk because they are traded on the New York Mercantile Exchange or the IntercontinentalExchange (ICE) Futures.
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

The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position on September 30, 2010, and December 31, 2009, was $226 million and $381 million, respectively, for which no collateral was posted in the normal course of business in 2010 and 2009. If our credit rating were lowered one level from its “A” rating (per Standard and Poor’s) on September 30, 2010, we would be required to post no additional collateral to our counterparties. If we were downgraded below investment grade, we would be required to post $226 million of additional collateral, either with cash or letters of credit.
Fair Values of Financial Instruments
We used the following methods and assumptions to estimate the fair value of financial instruments:
•	Cash and cash equivalents: The carrying amount reported on the balance sheet approximates fair value.
•	Accounts and notes receivable: The carrying amount reported on the balance sheet approximates fair value.
•	Investment in LUKOIL shares: See Note 6—Investments, Loans and Long-Term Receivables, for a discussion of the carrying value and fair value of our investment in LUKOIL shares.
•	Debt: The carrying amount of our floating-rate debt approximates fair value. The fair value of the fixed-rate debt is estimated based on quoted market prices.
•	Fixed-rate 5.3 percent joint venture acquisition obligation: Fair value is estimated based on the net present value of the future cash flows, discounted at a September 30 effective yield rate of 1.63 percent, based on yields of U.S. Treasury securities of similar average duration adjusted for our average credit risk spread and the amortizing nature of the obligation principal. See Note 10—Joint Venture Acquisition Obligation, for additional information.
•	Commodity swaps: Fair value is estimated based on forward market prices and approximates the exit price at period end. When forward market prices are not available, they are estimated using the forward prices of a similar commodity with adjustments for differences in quality or location.
•	Futures: Fair values are based on quoted market prices obtained from the New York Mercantile Exchange, the ICE Futures, or other traded exchanges.
•	Interest rate swap contracts: Fair value is estimated based on a pricing model and market observable interest rate swap curves obtained from a third-party market data provider.
•	Forward-exchange contracts: Fair value is estimated by comparing the contract rate to the forward rate in effect on September 30, 2010, and approximates the exit price at that date.
Our commodity derivative and financial instruments were:

	Millions of Dollars
	Carrying Amount		Fair Value
	September 30	December 31	September 30	December 31
	2010	2009	2010	2009

Financial assets
Foreign exchange derivatives	$45	45	45	45
Interest rate derivatives	28	-	28	-
Commodity derivatives	707	823	707	823
Investment in LUKOIL*	2,856	-	2,856	-
Financial liabilities
Total debt, excluding capital leases	23,561	28,622	27,382	30,565
Joint venture acquisition obligation	5,178	5,669	5,852	6,276
Foreign exchange derivatives	12	47	12	47
Commodity derivatives	471	632	471	632

*Prior to September 30, 2010, our investment in LUKOIL was accounted for using the equity method. See Note 6—Investment, Loans and Long-Term Receivables, for more information.

The amounts shown for derivatives in the preceding table are presented net (i.e., assets and liabilities with the same counterparty are netted where the right of offset and intent to net exist). In addition, the September 30, 2010, commodity derivative assets and liabilities appear net of $5 million of obligations to return cash collateral and $230 million of rights to reclaim cash collateral, respectively. The December 31, 2009, commodity derivative assets and liabilities appear net of $70 million of obligations to return cash collateral and $148 million of rights to reclaim cash collateral, respectively. No collateral was deposited or held for the foreign currency derivatives or interest rate derivatives.
Note 15—Comprehensive Income
ConocoPhillips’ comprehensive income was as follows:

	Millions of Dollars
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2010	2009	*	2010	2009	*

Net income	$3,069	1,487		9,364	3,178
After-tax changes in:
Defined benefit pension plans
Net prior service cost	2	3		6	9
Net actuarial loss	33	33		103	100
Nonsponsored plans	14	4		35	2
Foreign currency translation adjustments	2,052	1,672		774	4,473
Unrealized gain on securities	423	-		423	-
Hedging activities	-	2		(1)	3

Comprehensive income	5,593	3,201		10,704	7,765
Less: comprehensive income attributable to noncontrolling interests	(14)	(17)		(47)	(49)

Comprehensive income attributable to ConocoPhillips	$5,579	3,184		10,657	7,716

*Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
Accumulated other comprehensive income in the equity section of the balance sheet included:

	Millions of Dollars
	September 30	December 31
	2010	2009

Defined benefit plans	$(1,360)	(1,504)
Foreign currency translation adjustments	5,350	4,576
Unrealized gain on securities	423	-
Deferred net hedging loss	(8)	(7)

Accumulated other comprehensive income	$4,405	3,065

None of the items within accumulated other comprehensive income relate to noncontrolling interests.

Note 16—Cash Flow Information

	Millions of Dollars
	Nine Months Ended
	September 30
	2010	2009

Cash Payments
Interest	$996	647
Income taxes	6,022	4,807

Note 17—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
Components of Net Periodic Benefit Cost	2010		2009		2010	2009
	U.S.	Int’l.	U.S.	Int’l.
Three Months Ended September 30
Service cost	$58	22	48	20	3	2
Interest cost	65	42	69	38	11	12
Expected return on plan assets	(56)	(37)	(46)	(33)	-	-
Amortization of prior service cost	2	-	3	-	-	2
Recognized net actuarial (gain) loss	42	14	47	9	(1)	(4)

Net periodic benefit costs	$111	41	121	34	13	12

Nine Months Ended September 30
Service cost	$172	67	145	58	8	6
Interest cost	195	126	208	106	34	35
Expected return on plan assets	(168)	(110)	(138)	(92)	-	-
Amortization of prior service cost	7	-	8	-	2	6
Recognized net actuarial (gain) loss	125	41	140	26	(5)	(11)

Net periodic benefit costs	$331	124	363	98	39	36

During the first nine months of 2010, we contributed $505 million to our domestic benefit plans and $156 million to our international benefit plans.

Note 18—Related Party Transactions
Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Operating revenues and other income (a)	$2,556	1,871	6,540	5,236
Purchases (b)	3,897	3,614	11,245	9,264
Operating expenses and selling, general and administrative expenses (c)	88	85	253	241
Net interest expense (d)	16	19	53	58

(a)	During the third quarter of 2010, we sold a portion of our LUKOIL shares under a stock purchase and option agreement with a wholly owned subsidiary of LUKOIL resulting in a before-tax gain of $1,149 million. We sold natural gas to DCP Midstream, LLC and crude oil to the Malaysian Refining Company Sdn. Bhd. (MRC), among others, for processing and marketing. Natural gas liquids, solvents and petrochemical feedstocks were sold to Chevron Phillips Chemical Company LLC (CPChem), gas oil and hydrogen feedstocks were sold to Excel Paralubes and refined products were sold primarily to CFJ Properties and LUKOIL. Beginning in the third quarter of 2010, CFJ was no longer considered a related party due to the sale of our interest. Natural gas, crude oil, blendstock and other intermediate products were sold to WRB Refining LLC. In addition, we charged several of our affiliates, including CPChem and MSLP, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)	We purchased refined products from WRB. We purchased natural gas and natural gas liquids from DCP Midstream and CPChem for use in our refinery processes and other feedstocks from various affiliates. We purchased crude oil from LUKOIL and refined products from MRC. We also paid fees to various pipeline equity companies for transporting finished refined products and natural gas, as well as a price upgrade to MSLP for heavy crude processing. We purchased base oils and fuel products from Excel Paralubes for use in our refinery and specialty businesses.

(c)	We paid processing fees to various affiliates. Additionally, we paid transportation fees to pipeline equity companies.

(d)	We paid and/or received interest to/from various affiliates, including FCCL Partnership. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.
Beginning in the fourth quarter of 2010, transactions with LUKOIL and its subsidiaries will no longer be considered related party transactions. See Note 6—Investments, Loans and Long-Term Receivables, for additional information.

Note 19—Segment Disclosures and Related Information
We have organized our reporting structure based on the grouping of similar products and services, resulting in six operating segments:
1)	E&P—This segment primarily explores for, produces, transports and markets crude oil, bitumen, natural gas and natural gas liquids on a worldwide basis.
2)	Midstream—This segment gathers, processes and markets natural gas produced by ConocoPhillips and others, and fractionates and markets natural gas liquids, predominantly in the United States and Trinidad. The Midstream segment primarily consists of our 50 percent equity investment in DCP Midstream, LLC.
3)	R&M—This segment purchases, refines, markets and transports crude oil and petroleum products, mainly in the United States, Europe and Asia.
4)	LUKOIL Investment—This segment represents our investment in the ordinary shares of LUKOIL, an international, integrated oil and gas company headquartered in Russia. At September 30, 2010, our ownership interest was 5.9 percent based on issued shares. Our average ownership interest in the second quarter of 2010, used to record our share of LUKOIL’s second-quarter results on a lag basis, was 19.46 percent. See Note 6—Investments, Loans and Long-Term Receivables, for information on sales of LUKOIL shares.
5)	Chemicals—This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in Chevron Phillips Chemical Company LLC.
6)	Emerging Businesses—This segment represents our investment in new technologies or businesses outside our normal scope of operations.
Corporate and Other includes general corporate overhead, most interest expense and various other corporate activities. Corporate assets include all cash and cash equivalents.
We evaluate performance and allocate resources based on net income attributable to ConocoPhillips. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Sales and Other Operating Revenues
E&P
United States	$6,983	5,655	22,003	17,148
International	7,416	5,908	20,842	17,607
Intersegment eliminations—U.S.	(1,385)	(1,225)	(4,117)	(3,271)
Intersegment eliminations—international	(2,007)	(1,998)	(5,896)	(4,783)

E&P	11,007	8,340	32,832	26,701

Midstream
Total sales	1,609	1,325	5,326	3,220
Intersegment eliminations	(76)	(76)	(263)	(177)

Midstream	1,533	1,249	5,063	3,043

R&M
United States	23,168	21,070	69,397	52,485
International	11,631	9,637	30,910	24,469
Intersegment eliminations—U.S.	(175)	(157)	(563)	(414)
Intersegment eliminations—international	(10)	(18)	(84)	(38)

R&M	34,614	30,532	99,660	76,502

LUKOIL Investment	-	-	-	-

Chemicals	3	2	8	8

Emerging Businesses
Total sales	196	134	590	421
Intersegment eliminations	(153)	(90)	(459)	(331)

Emerging Businesses	43	44	131	90

Corporate and Other	8	6	21	18

Consolidated sales and other operating revenues	$47,208	40,173	137,715	106,362

Net Income (Loss) Attributable to ConocoPhillips
E&P
United States	$563	327	1,856	836
International	1,001	651	5,654	1,567

Total E&P	1,564	978	7,510	2,403

Midstream	77	62	215	216

R&M
United States	199	73	993	133
International	69	26	(1,008)	119

Total R&M	268	99	(15)	252

LUKOIL Investment	1,310	512 *	2,226	763	*
Chemicals	132	104	380	194
Emerging Businesses	(20)	(2)	(24)	-
Corporate and Other	(276)	(283)	(975)	(699)

Consolidated net income attributable to ConocoPhillips	$3,055	1,470	9,317	3,129

*LUKOIL Investment recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.

	Millions of Dollars
	September 30	December 31
	2010	2009

Total Assets
E&P
United States	$35,464	36,122
International	62,175	64,831

Total E&P	97,639	100,953

Midstream	2,123	2,054

R&M
United States	26,654	24,963
International	8,747	8,446
Goodwill	3,637	3,638

Total R&M	39,038	37,047

LUKOIL Investment	3,205	6,416	*
Chemicals	2,706	2,451
Emerging Businesses	1,040	1,069
Corporate and Other	9,582	2,148

Consolidated total assets	$155,333	152,138

*LUKOIL Investment recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
Note 20—Income Taxes
Our effective tax rate for the third quarter and first nine months of 2010 was 42 percent and 39 percent, respectively, compared with 49 percent and 54 percent for the same two periods of 2009. The change in the effective tax rate for the third quarter and first nine months of 2010, versus the same periods of 2009, was primarily due to the effect of asset dispositions in 2010 and a higher proportion of income in higher tax rate jurisdictions in 2009. The effective tax rate in excess of the domestic federal statutory rate of 35 percent was primarily due to foreign taxes.

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

	Millions of Dollars
	Three Months Ended September 30, 2010
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	28,283	-	-	-	18,925	-	47,208
Equity in earnings of affiliates	3,214	3,728	-	-	-	711	(6,649)	1,004
Other income (loss)	-	59	-	-	(28)	1,306	-	1,337
Intercompany revenues	1	439	11	22	8	6,675	(7,156)	-

Total Revenues and Other Income	3,215	32,509	11	22	(20)	27,617	(13,805)	49,549

Costs and Expenses
Purchased crude oil, natural gas and products	-	25,561	-	-	-	15,385	(6,895)	34,051
Production and operating expenses	-	1,125	-	-	-	1,479	(21)	2,583
Selling, general and administrative expenses	2	332	-	-	-	160	(1)	493
Exploration expenses	-	91	-	-	-	161	-	252
Depreciation, depletion and amortization	-	388	-	-	-	1,858	-	2,246
Impairments	-	-	-	-	-	59	-	59
Taxes other than income taxes	-	1,328	-	-	-	2,900	(1)	4,227
Accretion on discounted liabilities	-	15	-	-	-	95	-	110
Interest and debt expense	243	111	10	19	10	109	(238)	264
Foreign currency transaction (gains) losses	-	(22)	-	50	47	(85)	-	(10)

Total Costs and Expenses	245	28,929	10	69	57	22,121	(7,156)	44,275

Income (loss) before income taxes	2,970	3,580	1	(47)	(77)	5,496	(6,649)	5,274
Provision for income taxes	(85)	366	-	(2)	(15)	1,941	-	2,205

Net income (loss)	3,055	3,214	1	(45)	(62)	3,555	(6,649)	3,069
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(14)	-	(14)

Net Income (Loss) Attributable to ConocoPhillips	$3,055	3,214	1	(45)	(62)	3,541	(6,649)	3,055

Income Statement	Three Months Ended September 30, 2009

Revenues and Other Income
Sales and other operating revenues	$-	24,981	-	-	-	15,192	-	40,173
Equity in earnings of affiliates	1,576	1,695	-	-	-	666	(2,956)	981
Other income (loss)	1	150	-	-	-	(34)	-	117
Intercompany revenues	13	264	11	20	12	5,377	(5,697)	-

Total Revenues and Other Income	1,590	27,090	11	20	12	21,201	(8,653)	41,271

Costs and Expenses
Purchased crude oil, natural gas and products	-	22,158	-	-	-	11,395	(5,545)	28,008
Production and operating expenses	-	1,057	-	-	-	1,499	(22)	2,534
Selling, general and administrative expenses	4	275	-	-	-	143	5	427
Exploration expenses	-	90	-	-	-	296	-	386
Depreciation, depletion and amortization	-	432	-	-	-	1,895	-	2,327
Impairments	-	55	-	-	-	1	-	56
Taxes other than income taxes	-	1,304	-	-	-	2,901	-	4,205
Accretion on discounted liabilities	-	6	-	-	-	90	-	96
Interest and debt expense	173	15	10	19	13	241	(135)	336
Foreign currency transaction (gains) losses	-	13	-	77	69	(176)	-	(17)

Total Costs and Expenses	177	25,405	10	96	82	18,285	(5,697)	38,358

Income (loss) before income taxes	1,413	1,685	1	(76)	(70)	2,916	(2,956)	2,913
Provision for income taxes	(57)	109	-	4	(3)	1,373	-	1,426

Net income (loss)	1,470	1,576	1	(80)	(67)	1,543	(2,956)	1,487
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(17)	-	(17)

Net Income (Loss) Attributable to ConocoPhillips	$1,470	1,576	1	(80)	(67)	1,526	(2,956)	1,470

	Millions of Dollars
	Nine Months Ended September 30, 2010
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	85,619	-	-	-	52,096	-	137,715
Equity in earnings of affiliates	9,751	10,916	-	-	-	2,384	(20,091)	2,960
Gain on sale of Syncrude	-	(12)	-	-	-	2,890	-	2,878
Other income (loss)	-	188	-	-	(28)	1,725	-	1,885
Intercompany revenues	4	713	34	65	58	19,556	(20,430)	-

Total Revenues and Other Income	9,755	97,424	34	65	30	78,651	(40,521)	145,438

Costs and Expenses
Purchased crude oil, natural gas and products	-	76,927	-	-	-	40,397	(19,664)	97,660
Production and operating expenses	-	3,314	-	-	-	4,487	(72)	7,729
Selling, general and administrative expenses	9	948	-	-	-	445	(27)	1,375
Exploration expenses	-	188	-	-	-	660	-	848
Depreciation, depletion and amortization	-	1,204	-	-	-	5,640	-	6,844
Impairments	-	17	-	-	-	1,665	-	1,682
Taxes other than income taxes	-	3,901	-	-	-	8,611	(1)	12,511
Accretion on discounted liabilities	-	46	-	-	-	291	-	337
Interest and debt expense	662	359	31	58	37	433	(666)	914
Foreign currency transaction (gains) losses	-	13	-	(5)	(6)	78	-	80

Total Costs and Expenses	671	86,917	31	53	31	62,707	(20,430)	129,980

Income (loss) before income taxes	9,084	10,507	3	12	(1)	15,944	(20,091)	15,458
Provision for income taxes	(233)	756	1	11	5	5,554	-	6,094

Net income (loss)	9,317	9,751	2	1	(6)	10,390	(20,091)	9,364
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(47)	-	(47)

Net Income (Loss) Attributable to ConocoPhillips	$9,317	9,751	2	1	(6)	10,343	(20,091)	9,317

Income Statement	Nine Months Ended September 30, 2009

Revenues and Other Income
Sales and other operating revenues	$-	64,437	-	-	-	41,925	-	106,362
Equity in earnings of affiliates	3,413	3,726	-	-	-	1,194	(6,347)	1,986
Other income (loss)	-	469	-	-	-	(122)	-	347
Intercompany revenues	29	866	40	57	35	12,850	(13,877)	-

Total Revenues and Other Income	3,442	69,498	40	57	35	55,847	(20,224)	108,695

Costs and Expenses
Purchased crude oil, natural gas and products	-	56,296	-	-	-	29,331	(13,251)	72,376
Production and operating expenses	2	3,271	-	-	-	4,452	(73)	7,652
Selling, general and administrative expenses	12	907	-	-	-	467	(8)	1,378
Exploration expenses	-	206	-	-	-	648	-	854
Depreciation, depletion and amortization	-	1,272	-	-	-	5,632	-	6,904
Impairments	-	50	-	-	-	60	-	110
Taxes other than income taxes	-	3,671	-	-	-	7,732	(19)	11,384
Accretion on discounted liabilities	-	43	-	-	-	265	-	308
Interest and debt expense	452	100	36	58	40	754	(526)	914
Foreign currency transaction (gains) losses	-	(30)	-	132	178	(308)	-	(28)

Total Costs and Expenses	466	65,786	36	190	218	49,033	(13,877)	101,852

Income (loss) before income taxes	2,976	3,712	4	(133)	(183)	6,814	(6,347)	6,843
Provision for income taxes	(153)	299	1	6	(20)	3,532	-	3,665

Net income (loss)	3,129	3,413	3	(139)	(163)	3,282	(6,347)	3,178
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(49)	-	(49)

Net Income (Loss) Attributable to ConocoPhillips	$3,129	3,413	3	(139)	(163)	3,233	(6,347)	3,129

	Millions of Dollars
	September 30, 2010
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Balance Sheet	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$-	174	-	23	4	7,992	(197)	7,996
Accounts and notes receivable	33	7,692	-	1	-	14,044	(8,292)	13,478
Investment in LUKOIL	-	-	-	-	-	2,856	-	2,856
Inventories	-	4,490	-	-	-	3,251	-	7,741
Prepaid expenses and other current assets	21	1,065	-	1	-	2,159	-	3,246

Total Current Assets	54	13,421	-	25	4	30,302	(8,489)	35,317
Investments, loans and long-term receivables*	81,851	106,321	772	1,433	572	48,452	(206,044)	33,357
Net properties, plants and equipment	-	19,284	-	-	-	62,176	-	81,460
Goodwill	-	3,637	-	-	-	-	-	3,637
Intangibles	-	762	-	-	-	44	-	806
Other assets	65	273	1	3	3	411	-	756

Total Assets	$81,970	143,698	773	1,461	579	141,385	(214,533)	155,333

Liabilities and Stockholders’ Equity
Accounts payable	$-	12,486	1	3	1	11,865	(8,292)	16,064
Short-term debt	(5)	354	-	-	-	27	-	376
Accrued income and other taxes	-	527	-	-	8	4,651	-	5,186
Employee benefit obligations	-	522	-	-	-	246	-	768
Other accruals	153	1,359	19	33	14	1,449	-	3,027

Total Current Liabilities	148	15,248	20	36	23	18,238	(8,292)	25,421
Long-term debt	11,841	3,690	749	1,250	499	5,196	-	23,225
Asset retirement obligations and accrued environmental costs	-	1,406	-	-	-	7,112	-	8,518
Joint venture acquisition obligation	-	-	-	-	-	4,492	-	4,492
Deferred income taxes	-	3,152	-	20	7	14,107	-	17,286
Employee benefit obligations	-	2,771	-	-	-	961	-	3,732
Other liabilities and deferred credits*	7,436	31,263	-	62	5	18,982	(55,006)	2,742

Total Liabilities	19,425	57,530	769	1,368	534	69,088	(63,298)	85,416
Retained earnings	32,655	19,358	2	(48)	(36)	18,009	(30,784)	39,156
Other common stockholders’ equity	29,890	66,810	2	141	81	53,732	(120,451)	30,205
Noncontrolling interests	-	-	-	-	-	556	-	556

Total Liabilities and Stockholders’ Equity	$81,970	143,698	773	1,461	579	141,385	(214,533)	155,333

Balance Sheet	December 31, 2009

Assets
Cash and cash equivalents	$-	122	-	18	1	554	(153)	542
Accounts and notes receivable	26	6,495	-	-	-	13,712	(7,018)	13,215
Inventories	-	2,911	-	-	-	2,029	-	4,940
Short-term investments	-	-	-	2,973	-	-	(2,973)	-
Prepaid expenses and other current assets	13	835	-	4	3	1,621	(6)	2,470

Total Current Assets	39	10,363	-	2,995	4	17,916	(10,150)	21,167
Investments, loans and long-term receivables*	70,769	91,643	759	1,376	933	47,886	(175,272)	38,094
Net properties, plants and equipment	-	19,838	-	-	-	67,870	-	87,708
Goodwill	-	3,638	-	-	-	-	-	3,638
Intangibles	-	770	-	-	-	53	-	823
Other assets	55	240	1	3	4	509	(104)	708

Total Assets	$70,863	126,492	760	4,374	941	134,234	(185,526)	152,138

Liabilities and Stockholders’ Equity
Accounts payable	$7	11,590	-	1	1	10,904	(7,018)	15,485
Short-term debt	235	1,286	-	2,973	-	207	(2,973)	1,728
Accrued income and other taxes	-	298	-	(1)	-	3,105	-	3,402
Employee benefit obligations	-	588	-	-	-	258	-	846
Other accruals	262	643	9	15	10	1,301	(6)	2,234

Total Current Liabilities	504	14,405	9	2,988	11	15,775	(9,997)	23,695
Long-term debt	12,561	4,053	749	1,250	849	7,463	-	26,925
Asset retirement obligations and accrued environmental costs	-	1,406	-	-	-	7,307	-	8,713
Joint venture acquisition obligation	-	-	-	-	-	5,009	-	5,009
Deferred income taxes	(4)	2,785	-	10	10	15,155	-	17,956
Employee benefit obligations	-	2,960	-	-	-	1,170	-	4,130
Other liabilities and deferred credits*	2,560	25,819	-	68	37	17,296	(42,683)	3,097

Total Liabilities	15,621	51,428	758	4,316	907	69,175	(52,680)	89,525
Retained earnings	25,714	9,607	-	(49)	(30)	10,240	(13,268)	32,214
Other common stockholders’ equity	29,528	65,457	2	107	64	54,229	(119,578)	29,809
Noncontrolling interests	-	-	-	-	-	590	-	590

Total Liabilities and Stockholders’ Equity	$70,863	126,492	760	4,374	941	134,234	(185,526)	152,138

*Includes intercompany loans.

	Millions of Dollars
	Nine Months Ended September 30, 2010
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Statement of Cash Flows	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$4,567	2,616	-	5	(3)	6,288	(2,619)	10,854

Cash Flows From Investing Activities
Capital expenditures and investments	-	(1,207)	-	-	-	(5,487)	323	(6,371)
Proceeds from asset dispositions	-	179	-	-	-	12,154	(100)	12,233
Long-term advances/loans—related parties	-	(335)	-	-	-	(1,408)	1,447	(296)
Collection of advances/loans—related parties	-	79	-	-	384	1,379	(1,738)	104
Other	-	14	-	-	-	100	-	114

Net Cash Provided by (Used in) Investing Activities	-	(1,270)	-	-	384	6,738	(68)	5,784

Cash Flows From Financing Activities
Issuance of debt	-	1,309	-	-	-	234	(1,447)	96
Repayment of debt	(990)	(2,645)	-	-	(378)	(3,029)	1,738	(5,304)
Issuance of company common stock	59	-	-	-	-	-	-	59
Repurchase of company common stock	(1,258)	-	-	-	-	-	-	(1,258)
Dividends paid on common stock	(2,376)	-	-	-	-	(2,575)	2,575	(2,376)
Other	(2)	27	-	-	-	(346)	(223)	(544)

Net Cash Used in Financing Activities	(4,567)	(1,309)	-	-	(378)	(5,716)	2,643	(9,327)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	15	-	-	-	128	-	143

Net Change in Cash and Cash Equivalents	-	52	-	5	3	7,438	(44)	7,454
Cash and cash equivalents at beginning of period	-	122	-	18	1	554	(153)	542

Cash and Cash Equivalents at End of Period	$-	174	-	23	4	7,992	(197)	7,996

Statement of Cash Flows	Nine Months Ended September 30, 2009

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(4,739)	5,941	-	3	-	8,126	(1,946)	7,385

Cash Flows From Investing Activities
Capital expenditures and investments	-	(2,572)	-	-	-	(6,150)	546	(8,176)
Proceeds from asset dispositions	-	593	-	-	-	664	(319)	938
Long-term advances/loans—related parties	-	(164)	-	-	-	(464)	325	(303)
Collection of advances/loans—related parties	-	148	950	-	-	3,796	(4,832)	62
Other	-	19	-	-	-	31	-	50

Net Cash Provided by (Used in) Investing Activities	-	(1,976)	950	-	-	(2,123)	(4,280)	(7,429)

Cash Flows From Financing Activities
Issuance of debt	8,909	299	-	-	-	168	(325)	9,051
Repayment of debt	(2,011)	(4,093)	(950)	-	-	(3,805)	4,832	(6,027)
Issuance of company common stock	(11)	-	-	-	-	-	-	(11)
Dividends paid on common stock	(2,090)	-	-	-	-	(1,896)	1,896	(2,090)
Other	(58)	6	-	-	-	(812)	(227)	(1,091)

Net Cash Provided by (Used in) Financing Activities	4,739	(3,788)	(950)	-	-	(6,345)	6,176	(168)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	-	-	-	98	-	98

Net Change in Cash and Cash Equivalents	-	177	-	3	-	(244)	(50)	(114)
Cash and cash equivalents at beginning of period	-	8	-	10	1	750	(14)	755

Cash and Cash Equivalents at End of Period	$-	185	-	13	1	506	(64)	641

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations, and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “forecast,” “intend,” “believe,” “expect,” “plan,” “schedule,” “target,” “should,” “goal,” “may,” “anticipate,” “estimate,” and similar expressions identify forward-looking statements. We do not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” beginning on page 52.
The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to ConocoPhillips.
BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW
ConocoPhillips is an international, integrated energy company. We are the third-largest integrated energy company in the United States, based on market capitalization. At September 30, 2010, we had approximately 29,800 employees worldwide and total assets of $155 billion.
Earnings of the company depend largely on the profitability of our Exploration and Production (E&P) and Refining and Marketing (R&M) segments. Crude oil and natural gas prices, along with refining margins, are the most significant factors in our profitability. Earnings in the third quarter of 2010 continued to be positively impacted by strong crude oil prices compared with 2009. The price of West Texas Intermediate (WTI) benchmark crude oil steadily trended upward during 2009 and into the first quarter of 2010 before leveling out in the second and third quarters of 2010. WTI averaged $76.03 per barrel in the third quarter of 2010, compared with $77.78 in the second quarter of 2010 and $68.19 in the third quarter of 2009. Crude prices fell slightly during the third quarter of 2010 due to continued concerns about the strength of the global economic recovery.
Henry Hub natural gas prices averaged $4.38 per million British thermal units in the third quarter of 2010, compared with $4.09 in the second quarter of 2010, and $3.39 in the third quarter of 2009. Natural gas prices increased in the third quarter of 2010 due to warmer than normal temperatures. With the increased demand, storage levels are lower than last year, largely avoiding the production shut-ins seen in 2009. Prices are tempered by continued strong natural gas production, mostly from shale plays in the Lower 48.
E&P earnings were $1,564 million in the third quarter of 2010. This compares with earnings of $4,114 million in the second quarter of 2010 and $978 million in the third quarter of 2009. The decrease in third quarter 2010 earnings, compared with second quarter 2010 earnings, was primarily due to the $2,679 million after-tax gain on sale of our Syncrude oil sands mining operation in the second quarter.
Global refining margins trended downward during the third quarter amid ample supply and despite higher demand. The U.S. benchmark 3:2:1 crack spread decreased by approximately 13 percent in the third quarter of 2010, compared with the second quarter of 2010, while the N.W. Europe benchmark decreased by approximately 15 percent over the same period. Domestic and European refined product demand increased in the third quarter of 2010, but this effect was more than offset by strong refinery runs and resulting high product inventory levels in the Atlantic Basin.
R&M earnings were $268 million in the third quarter of 2010, compared with a loss of $279 million in the second quarter of 2010 and earnings of $99 million in the third quarter of 2009. The loss in the second quarter of 2010 included a $1,103 million after-tax property impairment of our refinery in Wilhelmshaven, Germany.

Excluding the impact from the Wilhelmshaven property impairment, R&M earnings in the third quarter of 2010 decreased as a result of lower refining and marketing margins compared with the second quarter of 2010.
RESULTS OF OPERATIONS
Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2010, is based on a comparison with the corresponding periods of 2009.
Consolidated Results
A summary of net income (loss) attributable to ConocoPhillips by business segment follows:

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Exploration and Production (E&P)	$1,564	978	7,510	2,403
Midstream	77	62	215	216
Refining and Marketing (R&M)	268	99	(15)	252
LUKOIL Investment	1,310	512 *	2,226	763	*
Chemicals	132	104	380	194
Emerging Businesses	(20)	(2)	(24)	-
Corporate and Other	(276)	(283)	(975)	(699)

Net income attributable to ConocoPhillips	$3,055	1,470	9,317	3,129

*LUKOIL Investment recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
Earnings were $3,055 million in the third quarter of 2010, compared with $1,470 million in the third quarter of 2009. For the nine-month periods ended September 30, 2010 and 2009, earnings were $9,317 million and $3,129 million, respectively. The improvement in both periods of 2010 was primarily the result of:
•	Higher prices for crude oil, natural gas and natural gas liquids in our E&P segment. Commodity price benefits were somewhat offset by increased production taxes.

•	Divestiture of our LUKOIL shares.

•	Improved results from our domestic R&M operations, reflecting higher refining margins.
Lower production volumes from our E&P segment partially offset these increases. In addition, results for the nine-month period of 2010 benefitted from the $2,679 million after-tax gain on sale of our 9.03 percent interest in the Syncrude oil sands mining operation. The increases in the nine-month period were partially offset by the $1,103 million after-tax property impairment on our refinery in Wilhelmshaven, Germany.
See the “Segment Results” section for additional information.
Income Statement Analysis
Sales and other operating revenues increased 18 percent in the third quarter of 2010 and 29 percent in the nine-month period, while purchased crude oil, natural gas and products increased 22 percent and 35 percent, respectively. These increases were primarily due to higher prices for petroleum products, crude oil, natural gas, natural gas liquids and liquefied natural gas (LNG).

Equity in earnings of affiliates increased 49 percent in first nine months of 2010. The increase primarily resulted from:
•	Improved earnings from our LUKOIL Investment segment, which primarily resulted from significantly higher refined product and crude oil prices. These increases were partially offset by higher extraction taxes and export tariffs. In addition, equity earnings were not recorded in the first quarter of 2009 under lag accounting, since our LUKOIL investment was written down to fair value at December 31, 2008.

•	Improved earnings from Chevron Phillips Chemical Company primarily due to higher margins in the olefins and polyolefins business line.

•	Improved earnings from FCCL Partnership due to higher commodity prices and volumes.

•	Improved earnings from Merey Sweeny, L.P. as a result of improved margins and volumes.
These increases were partially offset by lower results from WRB Refining LLC primarily due to lower refining margins; lower volumes due to turnarounds and market-driven run reductions; and higher turnaround costs.
Gain on sale of Syncrude was $2,878 million in the nine-month period of 2010, and resulted from the June 2010 sale of our 9.03 percent interest in the Syncrude oil sands mining operation.
Other income increased $1,220 million in the third quarter of 2010 and $1,538 million in the nine-month period of 2010. The increases in both periods primarily reflect the gain on the divestiture of our LUKOIL shares. The increase in the nine-month period also includes the gain on sale of our 50 percent interest in CFJ Properties.
Exploration expenses decreased 35 percent during the third quarter of 2010, primarily as a result of lower dry hole costs.
Taxes other than income taxes increased 10 percent during the nine-month period of 2010, primarily due to higher production taxes as a result of higher crude oil prices and higher excise taxes on petroleum product sales.
Interest expense decreased 21 percent during the third quarter of 2010, primarily due to lower interest expense as a result of lower debt levels.
Impairments increased $1,572 million in the nine-month period of 2010, primarily as a result of the second quarter 2010 impairment of our refinery in Wilhelmshaven, Germany.
See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our income tax expense and effective tax rate.

Segment Results
E&P

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	Millions of Dollars
Net Income (Loss) Attributable to ConocoPhillips
Alaska	$361	356	1,259	1,004
Lower 48	202	(29)	597	(168)

United States	563	327	1,856	836
International	1,001	651	5,654	1,567

	$1,564	978	7,510	2,403

	Dollars Per Unit

Average Sales Prices
Crude oil and natural gas liquids (per barrel)
United States	$65.71	59.13	68.19	48.54
International	71.75	64.12	72.72	53.30
Total consolidated operations	69.22	61.93	70.74	51.12
Equity affiliates	72.95	64.31	72.25	54.07
Total E&P	69.45	62.08	70.83	51.29
Synthetic oil (per barrel)
International	-	66.42	77.56	57.16
Bitumen (per barrel)
International	47.96	48.35	50.65	37.02
Equity affiliates	52.38	49.81	52.82	41.63
Total E&P	51.50	49.59	52.48	40.94
Natural gas (per thousand cubic feet)
United States	4.07	2.99	4.40	3.27
International	4.96	4.26	5.22	4.81
Total consolidated operations	4.58	3.69	4.88	4.14
Equity affliliates	2.82	2.57	2.84	2.26
Total E&P	4.53	3.67	4.83	4.10

	Millions of Dollars

Worldwide Exploration Expenses
General administrative; geological and geophysical; and lease rentals	$130	153	521	383
Leasehold impairment	96	71	180	163
Dry holes	26	162	147	308

	$252	386	848	854

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	Thousands of Barrels Daily
Operating Statistics
Crude oil and natural gas liquids produced
Alaska	215	229	228	252
Lower 48	160	168	159	167

United States	375	397	387	419
Canada	40	39	41	41
Europe	207	221	213	240
Asia Pacific/Middle East	144	128	142	131
Africa	80	78	79	77
Other areas	-	-	-	5

Total consolidated operations	846	863	862	913
Equity affiliates
Russia	51	59	54	54

	897	922	916	967

Synthetic oil produced
Consolidated operations—Canada	-	25	15	21

Bitumen produced
Consolidated operations—Canada	10	8	9	7
Equity affiliates—Canada	49	45	50	40

	59	53	59	47

	Millions of Cubic Feet Daily

Natural gas produced*
Alaska	82	105	86	93
Lower 48	1,738	1,938	1,728	1,992

United States	1,820	2,043	1,814	2,085
Canada	974	1,063	1,012	1,101
Europe	731	702	812	850
Asia Pacific/Middle East	748	726	713	719
Africa	158	124	147	119

Total consolidated operations	4,431	4,658	4,498	4,874
Equity affiliates
Asia Pacific/Middle East	134	88	112	86

	4,565	4,746	4,610	4,960

*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids included above.
Equity affiliate statistics exclude our share of LUKOIL, which is reported in the LUKOIL Investment segment.

The E&P segment explores for, produces, transports and markets crude oil, bitumen, natural gas and natural gas liquids on a worldwide basis. At September 30, 2010, our E&P operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, offshore Timor-Leste in the Timor Sea, Indonesia, China, Vietnam, Libya, Nigeria, Algeria, and Russia. Total E&P production on a barrel-of-oil-equivalent (BOE) basis averaged 1,717,000 BOE per day in the third quarter of 2010, compared with 1,791,000 BOE per day in the third quarter of 2009.
Earnings from our E&P segment were $1,564 million in the third quarter of 2010, compared with earnings of $978 million in the third quarter of 2009. E&P earnings for the first nine months of 2010 and 2009 were $7,510 million and $2,403 million, respectively. Both periods in 2010 benefitted from higher prices for crude oil, natural gas, natural gas liquids and LNG. These increases were partially offset by lower crude oil, natural gas and synthetic oil volumes. The third quarter of 2010 benefitted from lower dry hole costs and higher gains from asset rationalization efforts. The improvement in the nine-month period of 2010 included the $2,679 million after-tax gain on sale of Syncrude and positive foreign currency impacts, which were partially offset by higher petroleum and export taxes as a result of higher prices. See the “Business Environment and Executive Overview” section for additional information on industry crude oil and natural gas prices.
U.S. E&P
Our U.S. E&P operations reported earnings of $563 million in the third quarter of 2010, compared with earnings of $327 million for the same period in 2009. Domestic E&P earnings for the first nine months of 2010 and 2009 were $1,856 million and $836 million, respectively. The increases for both periods in 2010 were primarily the result of higher prices for crude oil, natural gas and natural gas liquids, which were partially offset by lower crude oil and natural gas volumes. In addition, the nine-month period of 2010 benefitted from lower depreciation, depletion and amortization as a result of lower crude oil and natural gas volumes. These increases in the nine-month period were partially offset by higher production taxes, primarily in Alaska, and an unfavorable tax ruling.
U.S. E&P production averaged 678,000 BOE per day in the third quarter of 2010, a decrease of 8 percent from 737,000 BOE in the third quarter of 2009. The decrease was primarily due to field decline and unplanned downtime, which was partially offset by new production.
International E&P
International E&P earnings were $1,001 million in the third quarter of 2010, or $350 million higher than the same period in 2009. International E&P earnings for the first nine months of 2010 and 2009 were $5,654 million and $1,567 million, respectively. Results for both periods in 2010 were influenced by higher crude oil, natural gas and LNG prices, which were partially offset by lower synthetic oil volumes. The increase in the nine-month period included the gain on sale of our Syncrude oil sands mining operation, in addition to positive foreign currency impacts. These increases were partially offset by higher petroleum and export taxes as a result of higher prices, and the $93 million after-tax write-off of project costs resulting from our decision to end participation in the Shah Gas Field Project in Abu Dhabi.
International E&P production averaged 1,039,000 BOE per day in the third quarter of 2010, a decrease of 1 percent from 1,054,000 BOE in the third quarter of 2009. The decrease was largely due to field decline, the sale of Syncrude and the impact of higher prices on production sharing arrangements. These decreases were mostly offset by production from major projects, primarily in China, Canada, Australia and Indonesia.

Midstream

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	Millions of Dollars

Net Income Attributable to ConocoPhillips*	$77	62	215	216

*Includes DCP Midstream-related earnings:	$39	26	123	128

	Dollars Per Barrel

Average Sales Prices
U.S. natural gas liquids*
Consolidated	$40.55	34.66	44.23	30.23
Equity affiliates	36.66	28.89	40.14	26.26

*Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.

	Thousands of Barrels Daily

Operating Statistics*
Natural gas liquids extracted	198	194	192	185
Natural gas liquids fractionated**	134	164	150	166

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
Midstream earnings were $77 million in the third quarter of 2010, or $15 million higher than the same period in 2009. Midstream earnings for the first nine months of 2010 were $215 million, or $1 million lower than the same period in 2009. Both periods of 2010 were positively impacted by higher natural gas liquids prices. The nine-month period of 2010 also benefitted from improved volumes from our equity affiliate, Phoenix Park Gas Processors Limited. These increases in the nine-month period were partially offset by higher operating expenses resulting from higher turnaround activity. In addition, results for the nine-month period of 2009 included the recognition of an $88 million after-tax benefit, which resulted from a DCP Midstream subsidiary converting subordinated units to common units.

R&M

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	Millions of Dollars
Net Income (Loss) Attributable to ConocoPhillips
United States	$199	73	993	133
International	69	26	(1,008)	119

	$268	99	(15)	252

	Dollars Per Gallon

U.S. Average Wholesale Prices*
Gasoline	$2.21	2.04	2.21	1.77
Distillates	2.24	1.90	2.23	1.66

*Excludes excise taxes.

	Thousands of Barrels Daily

Operating Statistics
Refining operations*
United States
Crude oil capacity	1,986	1,986	1,986	1,986
Crude oil runs	1,833	1,841	1,830	1,762
Capacity utilization (percent)	92%	93	92	89
Refinery production	1,992	2,017	1,998	1,918
International
Crude oil capacity	671	671	671	671
Crude oil runs	399	541	362	531
Capacity utilization (percent)	60%	81	54	79
Refinery production	407	548	370	541
Worldwide
Crude oil capacity	2,657	2,657	2,657	2,657
Crude oil runs	2,232	2,382	2,192	2,293
Capacity utilization (percent)	84%	90	82	86
Refinery production	2,399	2,565	2,368	2,459

Petroleum products sales volumes
United States
Gasoline	1,103	1,188	1,122	1,136
Distillates	874	906	868	860
Other products	432	420	395	375

	2,409	2,514	2,385	2,371
International	697	626	602	622

	3,106	3,140	2,987	2,993

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
R&M reported earnings of $268 million in the third quarter of 2010, compared with earnings of $99 million in the corresponding period of 2009. The increase in 2010 was primarily the result of improved domestic refining margins, and to a lesser extent, positive tax and foreign currency exchange impacts. These increases were partially offset by lower marketing margins.
For the first nine months of 2010, R&M reported a loss of $15 million, compared with earnings of $252 million for the same period in 2009. The loss in the nine-month period of 2010 was primarily due to the $1,103 million after-tax property impairment of our refinery in Wilhelmshaven, Germany, which occurred in the second quarter of 2010. Excluding the impact from the Wilhelmshaven property impairment, R&M experienced an improvement in earnings for the nine-month period of 2010 due to improved global refining margins. Additionally, results included a $113 million after-tax gain on the sale of CFJ, lower domestic operating expenses and the absence of a $72 million after-tax Keystone Pipeline impairment recorded in the second quarter of 2009. These increases were slightly offset by negative foreign currency exchange impacts. See the “Business Environment and Executive Overview” section for additional information on industry refining margins.
U.S. R&M
Earnings from U.S. R&M were $199 million in the third quarter of 2010 and $993 million in the nine-month period of 2010, compared with earnings of $73 million and $133 million for the respective periods in 2009. The increases in both periods of 2010 primarily resulted from improved refining margins and positive tax impacts. The improvement in the third quarter of 2010 was partially offset by lower marketing margins, lower volumes, largely due to the sale of CFJ, and higher operating expenses. The nine-month period of 2010 benefitted from the gain on sale of CFJ, the absence of the 2009 Keystone Pipeline impairment, higher refining and marketing volumes and lower operating costs.
Our U.S. refining crude oil capacity utilization rate was 92 percent in the third quarter of 2010, compared with 93 percent in the third quarter of 2009.
International R&M
International R&M reported earnings of $69 million in the third quarter of 2010 and a loss of $1,008 million for the nine-month period of 2010, compared with earnings of $26 million and $119 million for the respective periods in 2009. The increase in the third quarter of 2010 was influenced by positive tax and foreign currency exchange impacts, which were partially offset by lower refining margins. Results for the nine-month period of 2010 included the Wilhelmshaven impairment and a $29 million after-tax impairment resulting from our decision to end participation in the Yanbu Refinery Project. Excluding these impairments, earnings were improved by higher refining and marketing margins, partially offset by lower foreign currency impacts.
Our international refining crude oil capacity utilization rate was 60 percent in the third quarter of 2010, compared with 81 percent in the third quarter of 2009. The current year rate primarily reflects run reductions at Wilhelmshaven in response to market conditions, partially offset by lower turnaround activity.

LUKOIL Investment

	Million of Dollars
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2010	2009	*	2010	2009	*

Net Income Attributable to ConocoPhillips	$1,310	512		2,226	763

Operating Statistics
Crude oil production (thousands of barrels daily)	366	386		380	388
Natural gas produced (millions of cubic feet daily)	338	273		339	301
Refinery crude oil processed (thousands of barrels daily)	263	250		252	235

*Recast to reflect a change in accounting principle. See Note 2—Changes in Accounting Principles, for more information.
This segment represents our investment in OAO LUKOIL, an international, integrated oil and gas company headquartered in Russia. Our average ownership interest in the second quarter of 2010, used to record our share of LUKOIL’s second-quarter results on a lag basis, was 19.46 percent.
Effective January 1, 2010, we changed the method used to determine our equity-method share of LUKOIL’s earnings. Prior to 2010, we estimated our LUKOIL equity earnings for the current quarter based on current market indicators, publicly available LUKOIL information and other objective data. We currently record our equity-method share of LUKOIL’s actual earnings on a one-quarter-lag basis, rather than using an earnings estimate for the current quarter. This change in accounting principle has been applied retrospectively, by recasting prior period financial information. The performance metrics are also reported on a one-quarter-lag basis. See Note 2—Changes in Accounting Principles, in the Notes to Consolidated Financial Statements, for more information.
In addition to our equity share of LUKOIL’s earnings, segment results include the amortization of the basis difference between our equity interest in the net assets of LUKOIL and the book value of our investment and gains from the divestiture of our LUKOIL shares. The segment also includes the costs associated with our employees seconded to LUKOIL.
On July 28, 2010, we announced our intention to sell our entire interest in LUKOIL. During the third quarter of 2010, we sold 113 million shares of LUKOIL for $6,161 million, realizing a before-tax gain on disposition of $1,219 million. As a result of these sales, our ownership interest has declined to a level at which we are no longer able to exercise significant influence over the operating and financial policies of LUKOIL. As of September 30, 2010, our ownership interest in LUKOIL was 5.9 percent based on authorized and issued shares. After the third quarter of 2010, we will no longer account for our remaining investment in LUKOIL using the equity method. In addition, we will no longer report proved reserves or production related to our LUKOIL investment, which were 1,967 million BOE at December 31, 2009, and 437 thousand BOE per day for the nine-month period ended September 30, 2010, respectively. See Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for more information.
LUKOIL segment earnings increased $798 million in the third quarter of 2010. This increase primarily resulted from the $874 million after-tax gain on our LUKOIL shares sold during the third quarter of 2010. Earnings for the nine-month period of 2010 increased $1,463 million, which was primarily due to the $973 million after-tax gain on our LUKOIL shares sold during the nine-month period of 2010. In addition, for the nine-month period of 2009, equity earnings from LUKOIL were not recorded in the first quarter, since our LUKOIL investment was written down in the fourth quarter of 2008 to its fair value at December 31, 2008.
Beginning in the fourth quarter of 2010, since we will no longer record equity earnings from LUKOIL, our earnings from the LUKOIL Investment segment will primarily reflect only the realized gain on future share sales as we reduce our ownership interest. The total unrealized gain in those shares at September 30, 2010, based on a closing price of LUKOIL shares on the London Stock Exchange of $56.80 per share, was $423 million after-tax, and this amount was included in accumulated other comprehensive income.
Chemicals

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Net Income Attributable to ConocoPhillips	$132	104	380	194

The Chemicals segment consists of our 50 percent interest in Chevron Phillips Chemical Company LLC (CPChem), which we account for under the equity method. CPChem uses natural gas liquids and other feedstocks to produce petrochemicals. These products are then marketed and sold, or used as feedstocks to produce plastics and commodity chemicals.
Earnings from the Chemicals segment increased 27 percent in the third quarter of 2010, and 96 percent in the nine-month period of 2010. The increases in both periods primarily resulted from substantially higher margins in the olefins and polyolefins business line, partially offset by higher operating costs. Additionally, the improvement in the third quarter of 2010 was partially offset by lower margins in the specialties, aromatics and styrenics business line. Earnings in the nine-month period also benefitted from higher margins in the specialties, aromatics and styrenics business line, in addition to higher volumes from both business lines.
Emerging Businesses

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net Income (Loss) Attributable to ConocoPhillips
Power	$8	22	54	73
Other	(28)	(24)	(78)	(73)

	$(20)	(2)	(24)	-

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
The Emerging Businesses segment reported a loss of $20 million in the third quarter of 2010, compared with a loss of $2 million in the same quarter of 2009. Losses for the first nine months of 2010 were $24 million. Emerging Businesses broke even in the corresponding period of 2009. The decrease in earnings in the third quarter of 2010 was primarily due to lower domestic power generation results, which included an impairment of a facility in connection with its planned sale, partially offset by improved international power generation results. The decrease for the nine-month period of 2010 was mainly due to lower domestic and international power generation results. The Emerging Businesses segment incurred higher technology development expenses in both 2010 periods.

Corporate and Other

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net Income (Loss) Attributable to ConocoPhillips
Net interest	$(285)	(245)	(761)	(610)
Corporate general and administrative expenses	(37)	(5)	(120)	(77)
Other	46	(33)	(94)	(12)

	$(276)	(283)	(975)	(699)

Net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest increased 16 percent in the third quarter of 2010 and 25 percent in the first nine months of 2010. The increase in both periods was primarily due to a $114 million after-tax premium on early debt retirement. In addition, the increase in the third quarter of 2010 was partially offset by lower interest expense due to lower debt levels. Corporate general and administrative expenses increased $32 million in the third quarter of 2010 and $43 million in the nine-month period, primarily as a result of costs related to compensation plans. The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, and other costs not directly associated with an operating segment. Changes in the “Other” category primarily reflect foreign currency transaction gains in the third quarter of 2010, while the nine-month period of 2010 primarily reflects foreign currency transaction losses.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators

	Millions of Dollars
	September 30	December 31
	2010	2009

Short-term debt	$376	1,728
Total debt*	$23,601	28,653
Total equity	$69,917	62,613	**
Percent of total debt to capital***	25%	31
Percent of floating-rate debt to total debt	10%	9

*	Total debt includes short-term and long-term debt, as shown on our consolidated balance sheet.
**	Recast to reflect a change in accounting principles. See Note 2—Changes in Accounting Principles, for more information.
***	Capital includes total debt and total equity.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Cash generated from operating activities is the primary source of funding. In addition, during the nine-month period of 2010, we raised $12.2 billion in proceeds from assets sales. During the first nine months of 2010, available cash was used to support our ongoing capital expenditures and investments program, provide loan financing to certain equity affiliates, pay dividends, and meet the funding requirements to FCCL Partnership. Total dividends paid on our common stock during the first nine months were $2,376 million. During the first nine months of 2010, cash and cash equivalents increased $7,454 million to $7,996 million.
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
Significant Sources of Capital
Operating Activities
During the first nine months of 2010, cash of $10,854 million was provided by operating activities, a 47 percent increase from cash from operations of $7,385 million in the corresponding period of 2009. The improvement was primarily due to higher commodity prices and improved refining and marketing margins, partially offset by a discretionary inventory build.
While the stability of our cash flows from operating activities benefits from geographic diversity and the effects of upstream and downstream integration, our short- and long-term operating cash flows are dependent upon prices for crude oil, natural gas and natural gas liquids, as well as refining and marketing margins. During the first nine months of 2010, crude oil and natural gas prices were higher than in the same period of 2009. Prices and margins in our industry are typically volatile, and are driven by market conditions over which we have no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows.
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
Asset Sales
Proceeds from asset sales during the first nine months of 2010 totaled $12.2 billion, which included $4.6 billion from the second-quarter 2010 sale of our 9.03 percent interest in the Syncrude Canada Ltd. joint venture and $6.4 billion from the year-to-date sale of a portion of our interest in LUKOIL. In addition, proceeds included the second-quarter 2010 sale of our interest in CFJ Properties. We plan to raise an additional $4 billion to $5 billion through the end of 2011, as part of our previously announced $10 billion asset disposition program. The sale of our LUKOIL interest is not included in this program.
Commercial Paper and Credit Facilities
At September 30, 2010, we had two revolving credit facilities totaling $7.85 billion, consisting of a $7.35 billion facility expiring in September 2012 and a $500 million facility expiring in July 2012. Our revolving credit facilities may be used as direct bank borrowings, as support for issuances of letters of credit totaling up to $750 million, or as support for our commercial paper programs. The revolving credit facilities are broadly syndicated among financial institutions and do not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings. The facility agreements contain a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or by any of its consolidated subsidiaries.
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
Our primary funding source for short-term working capital needs is the ConocoPhillips $6.35 billion commercial paper program. Commercial paper maturities are generally limited to 90 days. We also have the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, which is used to fund commitments relating to the Qatargas 3 Project. At September 30, 2010, and December 31, 2009, we had no direct borrowings under the revolving credit facilities, but $40 million in letters of credit had been issued in both periods. In addition, under the two ConocoPhillips commercial paper programs, $1,159 million of commercial paper was outstanding at September 30, 2010, compared with $1,300 million at December 31, 2009. Since we had $1,159 million of commercial paper outstanding and had issued $40 million of letters of credit, we had access to $6.7 billion in borrowing capacity under our revolving credit facilities at September 30, 2010.
Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

Off-Balance Sheet Arrangements
As part of our normal ongoing business operations and consistent with normal industry practice, we enter into numerous agreements with other parties to pursue business opportunities, which share costs and apportion risks among the parties as governed by the agreements. At September 30, 2010, we were liable for certain contingent obligations under our agreement with Qatargas 3.
We own a 30 percent interest in Qatargas 3, an integrated project to produce and liquefy natural gas from Qatar’s North Field. The other participants in the project are affiliates of Qatar Petroleum (68.5 percent) and Mitsui & Co., Ltd. (1.5 percent). Our interest is held through a jointly owned company, Qatar Liquefied Gas Company Limited (3), for which we use the equity method of accounting. Qatargas 3 secured project financing of $4 billion in December 2005, consisting of $1.3 billion of loans from export credit agencies (ECA), $1.5 billion from commercial banks, and $1.2 billion from ConocoPhillips. The ConocoPhillips loan facilities have substantially the same terms as the ECA and commercial bank facilities. Prior to project completion certification, all loans, including the ConocoPhillips loan facilities, are guaranteed by the participants, based on their respective ownership interests. Accordingly, our maximum exposure to this financing structure is $1.2 billion. Upon completion certification, currently expected in 2011, all project loan facilities, including the ConocoPhillips loan facilities, will become nonrecourse to the project participants. At September 30, 2010, Qatargas 3 had approximately $4 billion outstanding under all the loan facilities, including the $1.2 billion loan from ConocoPhillips.
For additional information about guarantees, see Note 12—Guarantees, in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Spending” section.
Our debt balance at September 30, 2010, was $23.6 billion, a decrease of $5.1 billion from the balance at December 31, 2009.
We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL. Quarterly principal and interest payments of $237 million began in the second quarter of 2007 and will continue until the balance is paid. Of the principal obligation amount, $686 million was short-term and was included in the “Accounts payable—related parties” line on our September 30, 2010, consolidated balance sheet. The principal portion of these payments, which totaled $491 million in the first nine months of 2010, is included in the “Other” line in the financing activities section of our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.
We have provided loan financing to WRB Refining LLC, to assist it in meeting its operating and capital spending requirements. At September 30, 2010, $551 million of such financing was outstanding and $400 million was classified as long term.
In October 2010, we announced a quarterly dividend of 55 cents per share. The dividend is payable December 1, 2010, to stockholders of record at the close of business October 29, 2010.
On March 24, 2010, we announced plans to purchase up to $5 billion of our common stock over the subsequent two years. Repurchase of shares began in April and totaled 22,278,916 shares at a cost of $1.3 billion, through September 30, 2010. Additionally, at the end of the quarter we had a cash balance of $8 billion, a significant portion of which is expected to be directed toward the repurchase of common stock.

Capital Spending
Capital Expenditures and Investments

	Millions of Dollars
	Nine Months Ended
	September 30
	2010	2009
E&P
United States—Alaska	$544	638
United States—Lower 48	1,041	2,124
International	4,022	3,875

	5,607	6,637

Midstream	1	4

R&M
United States	479	1,079
International	180	292

	659	1,371

LUKOIL Investment	-	-
Chemicals	-	-
Emerging Businesses	7	89
Corporate and Other	97	75

	$6,371	8,176

United States	$2,162	3,930
International	4,209	4,246

	$6,371	8,176

We expect our 2010 capital program, which includes capital expenditures and investments, loans to certain affiliated companies and principal contributions related to funding our portion of the FCCL business venture, to be $10 billion to $11 billion.
E&P
Capital spending for E&P during the first nine months of 2010 totaled $5.6 billion. The expenditures supported key exploration and development projects including:
•	Oil and natural gas developments in the Lower 48, including San Juan and Permian Basins, Bakken and Barnett trends.

•	Alaska activities related to the Prudhoe Bay and Kuparuk Fields, as well as the Alpine Field and satellites on the Western North Slope.

•	Oil sands projects and ongoing oil and natural gas projects in Canada.

•	Further development of coalbed methane projects associated with the Australia Pacific LNG Pty Limited joint venture in Australia.

•	Qatargas 3 Project in Qatar.

•	In Asia Pacific, Bohai Bay in China, Bayu Undan in the Timor Sea, new fields offshore Malaysia and the Darwin LNG facility in Australia.

•	In the North Sea, the Ekofisk Area and development of the Jasmine discovery in the J Block.

•	The Kashagan Field in the Caspian Sea.

•	Onshore developments in Nigeria and Algeria.

•	Exploration activities in Australia’s Browse Basin, offshore eastern Canada, Lower 48’s Eagle Ford shale, Poland, Malaysia and Vietnam.

R&M
Capital spending for R&M during the first nine months of 2010 totaled $659 million and included projects related to sustaining and improving the existing business with a focus on safety, regulatory compliance and reliability.
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
We, from time to time, receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2009, we reported we had been notified of potential liability under CERCLA and comparable state laws at 65 sites around the United States. At September 30, 2010, we were notified of six new sites, re-opened three sites and settled one site, bringing the number to 73 unresolved sites with potential liability.
At September 30, 2010, our balance sheet included a total environmental accrual of $987 million, compared with $1,017 million at December 31, 2009. We expect to incur a substantial amount of these expenditures within the next 30 years.
Notwithstanding any of the foregoing, and as with other companies engaged in similar businesses, environmental costs and liabilities are inherent concerns in our operations and products, and there can be no assurance that material costs and liabilities will not be incurred. However, we currently do not expect any material adverse effect on our results of operations or financial position as a result of compliance with current environmental laws and regulations.
Climate Change
There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Examples from 2010 of legislation and precursors for possible regulation that do or could affect our operations include the EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)), and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on

April 1, 2010, which triggers regulation of GHGs under the Clean Air Act, may trigger more climate-based claims for damages, and may result in longer agency review time for development projects to determine the extent of climate change.
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
OUTLOOK
In May 2010, in response to the Deepwater Horizon incident in the Gulf of Mexico (GOM), the U.S. Department of the Interior (DOI) issued a six-month drilling moratorium on new deepwater wells in the Outer Continental Shelf (OCS), which was later overturned by a federal district court. A second drilling moratorium was issued in July 2010, and was scheduled to expire on November 30, 2010. On October 12, 2010, the DOI lifted the ban, citing new regulatory requirements which would reduce the risks associated with deepwater drilling. The new rules are aimed at improving safety and environmental standards and include strengthened requirements on safety equipment, well control systems, blowout prevention practices and emergency response on offshore oil and gas operations. As a result, we are currently evaluating the impact on our exploration prospects in the GOM. There are no material impacts to our near-term production.
The drilling moratorium did not affect any activities on our Chukchi Sea leases. However, due to continued pending litigation, our plans for drilling an exploration well on our Chukchi Sea leases remain under review.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the nine months ended September 30, 2010, does not differ materially from that discussed under Item 7A in our 2009 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
As of September 30, 2010, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President, Finance and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of the design and operation of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2010.
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the third quarter of 2010 and any material developments with respect to matters previously reported in ConocoPhillips’ 2009 Annual Report on Form 10-K or first- and second-quarter 2010 Quarterly Reports on Form 10-Q. Material developments to the previously reported matters have been included in the descriptions below. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings was decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the SEC’s regulations.
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
New Matters
On September 23, 2010, the Los Angeles County Fire Department Health and Hazardous Materials Division (HHMD) issued a proposed penalty of $127,000 to ConocoPhillips. The penalty pertains to alleged violations of hazardous waste regulations at the Los Angeles Refinery noted by HHMD during its refinery compliance inspections in November and December 2009. ConocoPhillips is working with HHMD to resolve this matter.
Matters Previously Reported
On December 17, 2009, the San Francisco Regional Water Quality Control Board’s enforcement staff (SFRWQCB) issued an Administrative Civil Liability Complaint alleging 18 exceedances of the Rodeo facility’s effluent permit that occurred during 2008 and 2009. The Complaint seeks a penalty of $490,000. Since that time, SFRWQCB and ConocoPhillips agreed to include 14 additional exceedances that occurred in 2009 as part of the overall settlement. The SFRWQCB and ConocoPhillips reached an agreement to settle the 32 exceedances for a total payment of $600,000 (consisting of a $310,000 penalty payment; funding of a Supplemental Environmental Project in the amount of $190,000; and credit towards Enhanced Compliance Actions to improve the refinery’s wastewater treatment plant operations in the amount of $100,000). The settlement agreement was subject to a 30-day public comment period prior to final approval by the SFRWQCB, which expired in the third quarter of 2010. The SFRWQCB has given its final approval and the settlement payments have been completed.
In March 2005, ConocoPhillips Pipe Line Company (CPPL) received a Notice of Potential Violation from the U.S. Department of Transportation (USDOT) alleging violation of USDOT operation and safety regulations at certain facilities in Kansas, Missouri, Illinois, Indiana, Wyoming and Nebraska. USDOT proposed penalties in the amount of $184,500. An information hearing was held on September 24, 2007. On September 13, 2010, USDOT issued a Final Order with a reduced penalty of $39,000, which the Company will pay as final resolution of this matter.

Item 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A of our 2009 Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

						Millions of Dollars
				Total Number of		Approximate Dollar
				Shares Purchased		Value of Shares
				as Part of Publicly		that May Yet Be
	Total Number of		Average Price	Announced Plans		Purchased Under the
Period	Shares Purchased	*	Paid per Share	or Programs	**	Plans or Programs

July 1-31, 2010	2,330		$54.51	-		$4,610
August 1-31, 2010	14,503,169		56.38	14,500,000		3,792
September 1-30, 2010	891,815		56.54	884,230		3,742

Total	15,397,314		$56.39	15,384,230

*	Includes the repurchase of common shares from company employees in connection with the company’s broad-based employee incentive plans.
**	On March 24, 2010, we announced plans to purchase up to $5 billion of our common stock over the subsequent two years. Acquisitions for the share repurchase program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares.

Item 6. EXHIBITS

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Glenda M. Schwarz

Glenda M. Schwarz
Vice President and Controller
(Chief Accounting and Duly Authorized Officer)
November 2, 2010