Form 10-K/A
period 2010-12-31
CONOCOPHILLIPS
filed 2011-03-25
CIK 1163165

2010

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
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2011 (Part III)

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
INDEX TO EXHIBITS
SIGNATURE
EX-23.3
EX-31.3
EX-31.4
EX-32.1

PART IV
Explanatory Note
This Amendment No. 1 to the Annual Report on Form 10-K of ConocoPhillips for the year ended December 31, 2010, is being filed for the purpose of providing separate financial statements of OAO LUKOIL in accordance with Rule 3-09 of Regulation S-X. These financial statements are included in Item 15, “Exhibits, Financial Statement Schedules.” Otherwise, this amendment does not update or modify in any way the financial position, results of operations, cash flows or the disclosures in ConocoPhillips’ Annual Report on Form 10-K for the year ended December 31, 2010, and does not reflect events occurring after the original filing date of February 23, 2011.
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	1.	Financial Statements and Supplementary Data

The financial statements and supplementary information, as listed in the Index to Financial Statements on page 69 of the original 2010 Form 10-K, were filed as part of the original 2010 Form 10-K filed on February 23, 2011.

	2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts was filed on page 174 of the original 2010 Form 10-K filed on February 23, 2011. All other schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.

		The following information is included herein in this amended Form 10-K pursuant to Rule 3-09 of Regulation S-X:

		OAO LUKOIL

		For the six-month period ending June 30, 2010 (unaudited):
•	Consolidated Balance Sheets as of June 30, 2010, and December 31, 2009.

•	Consolidated Statements of Income for the three- and six-month periods ended June 30, 2010 and 2009.

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the six-month periods ended June 30, 2010 and 2009.

•	Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009.

•	Notes to Interim Consolidated Financial Statements.
For the three annual periods ending December 31, 2009:
•	Independent Auditors’ Report.

•	Consolidated Balance Sheets as of December 31, 2009 and 2008.

•	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007.

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

•	Notes to Consolidated Financial Statements.

•	Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited).
3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 86 through 90 are filed as part of this annual report.
(c)	The financial statements of OAO LUKOIL, which appear below, are filed in accordance with Rule 3-09 of Regulation S-X.

OAO LUKOIL
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(prepared in accordance with US GAAP)
As of and for the three and six month periods ended June 30, 2010
(unaudited)
These interim consolidated financial statements were prepared by OAO LUKOIL in accordance with US GAAP and have not been audited by our independent auditor. If these financial statements are audited in the future, the audit could reveal differences in our consolidated financial results and we can not assure that any such differences would not be material.

OAO LUKOIL
Consolidated Balance Sheets
(Millions of US dollars, unless otherwise noted)

		As of June
		30, 2010	As of December
	Note	(unaudited)	31, 2009

Assets

Current assets

Cash and cash equivalents	4	3,748	2,274

Short-term investments		158	75

Accounts and notes receivable, net	5	6,721	5,935

Inventories		6,194	5,432

Prepaid taxes and other expenses		2,331	3,549

Other current assets		596	574

Total current assets		19,748	17,839

Investments	6	5,895	5,944

Property, plant and equipment	7	53,334	52,228

Deferred income tax assets		601	549

Goodwill and other intangible assets	8	1,614	1,653

Other non-current assets		1,198	806

Total assets		82,390	79,019

Liabilities and Equity

Current liabilities

Accounts payable		5,671	4,906

Short-term borrowings and current portion of long-term debt	9	1,731	2,058

Taxes payable		1,810	1,828

Other current liabilities		2,248	902

Total current liabilities		11,460	9,694

Long-term debt	10, 13	8,032	9,265

Deferred income tax liabilities		2,035	2,080

Asset retirement obligations	7	1,373	1,189

Other long-term liabilities		383	412

Total liabilities		23,283	22,640

Equity	12

OAO LUKOIL stockholders’ equity

Common stock		15	15

Treasury stock, at cost		(208)	(282)

Additional paid-in capital		4,683	4,699

Retained earnings		54,208	51,634

Accumulated other comprehensive loss		(68)	(75)

Total OAO LUKOIL stockholders’ equity		58,630	55,991

Noncontrolling interests		477	388

Total equity		59,107	56,379

Total liabilities and equity		82,390	79,019

The accompanying notes are an integral part of these interim consolidated financial statements.

OAO LUKOIL
Consolidated Statements of Income
(Millions of US dollars, unless otherwise noted)

		For the three	For the three	For the six	For the six
		months ended	months ended	months ended	months ended
		June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	Note	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues

Sales (including excise and export tariffs)	19	25,853	20,116	49,755	34,861

Costs and other deductions

Operating expenses		(2,032)	(1,876)	(3,802)	(3,108)

Cost of purchased crude oil, gas and products		(10,755)	(7,910)	(20,275)	(13,272)

Transportation expenses		(1,429)	(1,187)	(2,780)	(2,356)

Selling, general and administrative expenses		(853)	(791)	(1,655)	(1,520)

Depreciation, depletion and amortization		(1,030)	(1,009)	(2,060)	(2,003)

Taxes other than income taxes		(2,269)	(1,395)	(4,349)	(2,593)

Excise and export tariffs		(4,762)	(2,888)	(9,340)	(5,407)

Exploration expenses		(29)	(32)	(146)	(69)

Gain (loss) on disposals and impairments of assets		13	(15)	10	12

Income from operating activities		2,707	3,013	5,358	4,545

Interest expense		(196)	(171)	(373)	(334)

Interest and dividend income		45	27	98	65

Equity share in income of affiliates	6	129	71	236	182

Currency translation loss		(2)	(109)	(42)	(124)

Other non-operating (expense) income		(46)	62	(75)	61

Income before income taxes		2,637	2,893	5,202	4,395

Current income taxes		(584)	(537)	(1,140)	(837)

Deferred income taxes		10	(106)	44	(196)

Total income tax expense	3	(574)	(643)	(1,096)	(1,033)

Net income		2,063	2,250	4,106	3,362

Less: (net income) net loss attributable to noncontrolling interests		(114)	74	(104)	(133)

Net income attributable to OAO LUKOIL		1,949	2,324	4,002	3,229

Basic and diluted earnings per share of common stock (US dollars) attributable to OAO LUKOIL:	12	2.30	2.74	4.72	3.81

The accompanying notes are an integral part of these interim consolidated financial statements.

OAO LUKOIL
Consolidated Statements of Stockholders’Equity and Comprehensive Income (unaudited)
(Millions of US dollars, unless otherwise noted)

					Accumulated	Total OAO
			Additional		other	LUKOIL	Noncontrol-
	Common	Treasury	paid-in	Retained	comprehensive	stockholders’	ling	Total
	stock	stock	capital	earnings	loss	equity	interests	equity

Six months ended June 30, 2010

Balance as of December 31, 2009	15	(282)	4,699	51,634	(75)	55,991	388	56,379

Net income	-	-	-	4,002	-	4,002	104	4,106

Prior service cost	-	-	-	-	6	6	-	6

Unrecognized gain on available for sale securities	-	-	-	-	1	1	-	1

Comprehensive income						4,009	104	4,113

Dividends on common stock	-	-	-	(1,428)	-	(1,428)	-	(1,428)

Effect of stock compensation plan	-	-	49	-	-	49	-	49

New shares issued	-	-	1	-	-	1	-	1

Stock purchased	-	(188)	-	-	-	(188)	-	(188)

Stock disposed	-	262	(69)	-	-	193	-	193

Changes in the non-controlling interests	-	-	3	-	-	3	(15)	(12)

Balance as of June 30, 2010	15	(208)	4,683	54,208	(68)	58,630	477	59,107

Six months ended June 30, 2009

Balance as of December 31, 2008	15	(282)	4,694	45,983	(70)	50,340	670	51,010

Net income	-	-	-	3,229	-	3,229	133	3,362

Prior service cost	-	-	-	-	6	6	-	6

Unrecognized loss on available for sale securities	-	-	-	-	(2)	(2)	-	(2)

Comprehensive income						3,233	133	3,366

Dividends on common stock	-	-	-	(1,360)	-	(1,360)	-	(1,360)

Effect of stock compensation plan	-	-	52	-	-	52	-	52

Changes in the non-controlling interests	-	-	-	-	-	-	(273)	(273)

Balance as of June 30, 2009	15	(282)	4,746	47,852	(66)	52,265	530	52,795

	Share activity (thousands of shares)

	Common stock	Treasury stock

Six months ended June 30, 2010

Balance as of December 31, 2009	850,563	(3,836)

Purchase of treasury stock	-	(3,622)

Disposal of treasury stock	-	3,540

Balance as of June 30, 2010	850,563	(3,918)

Six months ended June 30, 2009

Balance as of December 31, 2008	850,563	(3,836)

Balance as of June 30, 2009	850,563	(3,836)

The accompanying notes are an integral part of these interim consolidated financial statements.

OAO LUKOIL
Consolidated Statements of Cash Flows (unaudited)
(Millions of US dollars, unless otherwise noted)

		For the six	For the six
		months ended	months ended
		June 30, 2010	June 30, 2009
	Note	(unaudited)	(unaudited)

Cash flows from operating activities

Net income attributable to OAO LUKOIL		4,002	3,229

Adjustments for non-cash items:

Depreciation, depletion and amortization		2,060	2,003

Equity share in income of affiliates, net of dividends received		(30)	(123)

Dry hole write-offs		94	23

Gain on disposals and impairments of assets		(10)	(12)

Deferred income taxes		(44)	196

Non-cash currency translation gain		(188)	(207)

Non-cash investing activities		(6)	(13)

All other items – net		280	161

Changes in operating assets and liabilities:

Accounts and notes receivable		(800)	(2,009)

Inventories		(764)	(924)

Accounts payable		779	245

Taxes payable		(16)	337

Other current assets and liabilities		902	234

Net cash provided by operating activities		6,259	3,140

Cash flows from investing activities

Acquisition of licenses		(12)	-

Capital expenditures		(3,120)	(2,995)

Proceeds from sale of property, plant and equipment		31	64

Purchases of investments		(170)	(111)

Proceeds from sale of investments		66	224

Sale of subsidiaries, net of cash disposed		111	5

Acquisitions of subsidiaries and non-controlling interests (including advances related to acquisitions), net of cash acquired		(239)	(2,096)

Net cash used in investing activities		(3,333)	(4,909)

Cash flows from financing activities

Net movements of short-term borrowings		(771)	(70)

Proceeds from issuance of long-term debt		13	1,482

Principal repayments of long-term debt		(604)	(274)

Dividends paid on Company common stock		(1)	(1)

Dividends paid to non-controlling interest stockholders		(34)	(34)

Financing received from related and third party non-controlling interest stockholders		13	11

Purchase of Company’s stock		(188)	-

Sale of Company’s stock		193	-

Net cash (used in) provided by financing activities		(1,379)	1,114

Effect of exchange rate changes on cash and cash equivalents		(73)	(34)

Net increase (decrease) in cash and cash equivalents		1,474	(689)

Cash and cash equivalents at beginning of year		2,274	2,239

Cash and cash equivalents at end of period	4	3,748	1,550

Supplemental disclosures of cash flow information

Interest paid		378	305

Income taxes paid		955	473

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

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
The accompanying interim consolidated financial statements reflect management’s assessment of the impact of the business environment in the countries in which the Group operates on the operations and the financial position of the Group. The future business environments may differ from management’s assessment.
Basis of preparation
The accompanying interim consolidated financial statements and notes thereto have not been audited by independent accountants, except for the balance sheet as of December 31, 2009. In the opinion of the Company’s management, the interim consolidated financial statements include all adjustments and disclosures necessary to present fairly the Group’s financial position, results of operations and cash flows for the interim periods reported herein. These adjustments were of a normal recurring nature.
These interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to interim consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the Group’s December 31, 2009 annual consolidated financial statements.
The results for the six-month period ended June 30, 2010 are not necessarily indicative of the results expected for the full year.
Note 2. Summary of significant accounting policies
Principles of consolidation
These interim consolidated financial statements include the financial position and results of the Company, controlled subsidiaries of which the Company directly or indirectly owns more than 50% of the voting interest, unless minority stockholders have substantive participating rights, and variable interest entities where the Group is determined to be the primary beneficiary. Other significant investments in companies of which the Company directly or indirectly owns between 20% and 50% of the voting interest and over which it exercises significant influence but not control, are accounted for using the equity method of accounting. Investments in companies of which the Company directly or indirectly owns more than 50% of the voting interest but where minority stockholders have substantive participating rights are accounted for using the equity method of accounting. Undivided interests in oil and gas joint ventures are accounted for using the proportionate consolidation method. Investments in other companies are recorded at cost. Equity investments and investments in other companies are included in “Investments” in the consolidated balance sheet.

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

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
For the majority of operations in the Russian Federation and outside the Russian Federation, the US dollar is the functional currency. Where the US dollar is the functional currency, monetary assets and liabilities have been translated into US dollars at the rate prevailing at each balance sheet date. Non-monetary assets and liabilities have been translated into US dollars at historical rates. Revenues, expenses and cash flows have been translated into US dollars at rates, which approximate actual rates at the date of the transaction. Translation differences resulting from the use of these rates are included in the consolidated statement of income.
For certain other operations, where the US dollar is not the functional currency and the economy is not hyperinflationary, assets and liabilities are translated into US dollars at year-end exchange rates and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of comprehensive income.
In all cases, foreign currency transaction gains and losses are included in the consolidated statement of income.
As of June 30, 2010 and December 31, 2009, exchange rates of 31.20 and 30.24 Russian rubles to the US dollar, respectively, have been used for translation purposes.
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

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

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
Inventories
The cost of finished goods and purchased products is determined using the FIFO cost method. The cost of all other inventory categories is determined using an “average cost” method.
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

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

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
Goodwill and other intangible assets
Goodwill represents the excess of the cost of an acquired entity over the net of the fair value amounts assigned to assets acquired and liabilities assumed. It is assigned to reporting units as of the acquisition date. Goodwill is not amortized, but is tested for impairment at least on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test requires estimating the fair value of a reporting unit and comparing it with its carrying amount, including goodwill assigned to the reporting unit. If the estimated fair value of the reporting unit is less than its net carrying amount, including goodwill, then the goodwill is written down to its implied fair value.
Intangible assets with indefinite useful lives are tested for impairment at least annually. Intangible assets that have limited useful lives are amortized on a straight-line basis over the shorter of their useful or legal lives.

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

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
Income taxes
Deferred income tax assets and liabilities are recognized in respect of future tax consequences attributable to temporary differences between the carrying amounts of existing assets and liabilities for the purposes of the consolidated financial statements and their respective tax bases and in respect of operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse and the assets be recovered and liabilities settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of income in the reporting period which includes the enactment date. The estimated effective income tax rate expected to be applicable for the full fiscal year is used in providing for income taxes on a current year-to-date basis.
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
An income tax position is recognized only if the uncertain position is more likely than not of being sustained upon examination, based on its technical merits. A recognized income tax position is measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties relating to income tax in income tax expense in the consolidated statement of income.
Interest-bearing borrowings
Interest-bearing borrowings are initially recorded at the value of net proceeds received. Any difference between the net proceeds and the redemption value is amortized at a constant rate over the term of the borrowing. Amortization is included in the consolidated statement of income each period and the carrying amounts are adjusted as amortization accumulates.
If borrowings are repurchased or settled before maturity, any difference between the amount paid and the carrying amount is recognized in the consolidated statement of income in the period in which the repurchase or settlement occurs.

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

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

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 2. Summary of significant accounting policies (continued)
Share-based payments
The Group accounts for liability classified share-based payment awards to employees at fair value on the date of grant and as of each reporting date. Expenses are recognized over the vesting period. Equity classified share-based payment awards to employees are valued at fair value on the date of grant and expensed over the vesting period.
Recent accounting pronouncements
In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent events” which amends Accounting Standards Codification (“ASC”) No. 855 (former SFAS No. 165, “Subsequent events”), issued in May 2009. The Group adopted ASC No. 855 starting from the second quarter of 2009. These standards address accounting and disclosure requirements related to subsequent events and require management of an entity which is an SEC filer or is a conduit bond obligator for conduit securities that are traded in a public market to evaluate subsequent events through the date that the financial statements are issued. Entities that do not meet these criteria should evaluate subsequent events through the date the financial statements are available to be issued and are required to disclose the date through which subsequent events have been evaluated. The Group determined that it should evaluate subsequent events through the date the financial statements are available to be issued and applied the requirements of ASU No. 2010-09 starting from the financial statements for 2009.
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 roll forward disclosures (which are effective for the annual reporting periods starting after December 15, 2010 and for interim periods within those annual reporting periods). The Group adopted the requirements of ASU No. 2010-06 (except for the detailed Level 3 roll forward disclosures) starting from the first quarter of 2010. This adoption did not have a material impact on the Group’s results of operations, financial position or cash flows.
In January 2010, the FASB issued ASU No. 2010-03, “Extractive activities — Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures”. The main provisions of ASU No. 2010-03 are the following: (1) expanding the definition of oil- and gas-producing activities to include the extraction of saleable hydrocarbons, in solid, liquid, or gaseous state, from oil sands, shale, coalbeds, or other nonrenewable resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction; (2) entities should use first-day-of-the-month price during the 12-month period (the 12-months average price) in calculating proved oil and gas reserves and estimating related standardized measure of discounted net cash flows; (3) requiring entities to disclose separately information about reserves quantities and financial statement amounts for geographic areas that represent 15 percent or more of proved reserves; (4) separate disclosure for consolidated entities and equity method investments. ASU No. 2010-03 is effective for annual reporting periods ending on or after December 31, 2009. The Group adopted ASU No. 2010-03 starting from the financial statements for 2009. This adoption did not have a material impact on the Group’s reported reserves evaluation, results of operations, financial position or cash flows.

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 2. Summary of significant accounting policies (continued)
In January 2010, the FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification” to clarify the scope of ASC Subtopic No. 810-10, “Consolidation – Overall.” This ASU specifies that the guidance in ASC Subtopic No. 810-10 on accounting for decreases in ownership of a subsidiary applies to: (1) a subsidiary or group of assets that constitutes a business or nonprofit activity; (2) a subsidiary that is a business or a nonprofit activity that is transferred to an equity method investee or a joint venture; and (3) an exchange of a group of assets that constitute a business or nonprofit activity for a noncontrolling interest in an entity. If a company’s ownership interest in a subsidiary that is not a business or nonprofit activity decreases, then other accounting guidance generally would be applied based on the nature of the transaction. The new pronouncement also clarifies that the recent guidance on accounting for decreases in ownership of a subsidiary does not apply if the transaction is a sale of in-substance real estate or a conveyance of oil and gas properties. This ASU is effective for interim and annual periods ending after December 15, 2009 and the guidance should be applied on a retrospective basis to the first period in which the company adopted ASC No. 810. The Group adopted ASU No. 2010-02 starting from the financial statements for 2009. This adoption did not have a material impact on the Group’s results of operations, financial position or cash flows.
In January 2010, the FASB issued ASU No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which addresses how an entity should account for the stock portion of a dividend in certain arrangements when a shareholder makes an election to receive cash or stock, subject to limitations on the amount of the dividend to be issued in cash. The stock portion of the dividend should be accounted for as a stock issuance upon distribution, resulting in basic earnings per share being adjusted prospectively. Prior to distribution, the entity’s obligation to issue shares would be reflected in diluted earnings-per-share based on the guidance in ASC No. 260, which addresses contracts that may be settled in shares. This ASU is effective for interim and annual periods ending after December 15, 2009. The Group adopted ASU No. 2010-01 starting from the financial statements for 2009. This adoption did not have a material impact on the Group’s results of operations, financial position or cash flows.
In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends the guidance on variable interest entities (“VIE”) in ASC No. 810. This ASU changes the approach to determining VIE primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether an entity is the primary beneficiary of a VIE. ASU No. 2009-17 also clarifies, but does not significantly change, the characteristics that identify a VIE. ASU No. 2009-17 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods. The Group adopted the requirements of ASU No. 2009-17 starting from the first quarter of 2010. This adoption did not have a material impact on the Group’s results of operations, financial position or cash flows.
In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” which amends Subtopic No. 820-10, “Fair Value Measurements and Disclosures–Overall” for the fair value measurements of liabilities. ASU No. 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: valuation based on the quoted price of the identical liability when traded as an asset; valuation based on quoted prices for similar liabilities or similar liabilities when traded as an asset, or another valuation technique that is consistent with the principles of Topic 820 (such as present value technique or price for the identical liability). This ASU also clarifies that an entity is not required to include a separate input relating to the existence of a restriction that prevents the transfer of the liability. ASU No. 2009-05 is effective for the first interim or annual reporting periods after its publication. The Group adopted the requirements of ASU No. 2009-05 starting from the financial statements for 2009. This adoption did not have a material impact on the Group’s results of operations, financial position or cash flows.

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 2. Summary of significant accounting policies (continued)
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
In December 2007, the FASB issued ASC No. 810 (former SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”). This ASC applies to all entities that prepare consolidated financial statements (except not-for-profit organizations) and affects those which have an outstanding noncontrolling interest (or minority interest) in their subsidiaries or which have to deconsolidate a subsidiary. This ASC changes the classification of a non-controlling interest; establishing a single method of accounting for changes in the parent company’s ownership interest that does not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. The Group prospectively adopted the provisions of ASC No. 810 in the first quarter of 2009, except for the presentation and disclosure requirements which were applied retrospectively. This adoption did not have any impact on the Group’s results of operations, financial position or cash flows.
Note 3. Income taxes
Operations in the Russian Federation are subject to a Federal income tax rate of 2.0% and a regional income tax rate that varies from 13.5% to 18.0% at the discretion of the individual regional administration. The Group’s foreign operations are subject to taxes at the tax rates applicable to the jurisdictions in which they operate.
The Group’s effective income tax rate for the periods presented differs from the statutory income tax rate primarily due to domestic and foreign rate differences and the incurrence of costs that are either not tax deductible or only deductible to a certain limit.
Note 4. Cash and cash equivalents

	As of June	As of December
	30, 2010	31, 2009

Cash held in Russian rubles	1,922	557

Cash held in other currencies	1,523	1,384

Cash of a banking subsidiary in other currencies	94	131

Cash held in related party banks in Russian rubles	135	174

Cash held in related party banks in other currencies	74	28

Total cash and cash equivalents	3,748	2,274

Note 5. Accounts and notes receivable, net

	As of June	As of December
	30, 2010	31, 2009

Trade accounts and notes receivable (net of provisions of $189 million and $191 million as of June 30, 2010 and December 31, 2009, respectively)	5,207	4,389

Current VAT and excise recoverable	1,097	1,205

Other current accounts receivable (net of provisions of $44 million and $41 million as of June 30, 2010 and December 31, 2009, respectively)	417	341

Total accounts and notes receivable, net	6,721	5,935

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 6. Investments

	As of June	As of December
	30, 2010	31, 2009

Investments in equity method affiliates and joint ventures	4,698	4,754

Long-term loans given by non-banking subsidiaries	1,171	1,176

Other long-term investments	26	14

Total long-term investments	5,895	5,944

Investments in “equity method” affiliates and joint ventures
The summarized financial information below is in respect of equity method affiliates and corporate joint ventures. The companies are primarily engaged in crude oil exploration, production, marketing and distribution operations in the Russian Federation, crude oil production and marketing in Kazakhstan, and refining operations in Europe.

	For the three months ended		For the three months ended
	June 30, 2010		June 30, 2009

	Total	Group’s share	Total	Group’s share

Revenues	8,050	1,008	1,094	529

Income before income taxes	2,125	170	232	118

Less income taxes	(453)	(41)	(92)	(47)

Net income	1,672	129	140	71

	For the six months ended		For the six months ended
	June 30, 2010		June 30, 2009

	Total	Group’s share	Total	Group’s share

Revenues	11,658	1,743	1,951	937

Income before income taxes	4,399	341	458	246

Less income taxes	(1,300)	(105)	(127)	(64)

Net income	3,099	236	331	182

	As of June 30, 2010		As of December 31, 2009

	Total	Group’s share	Total	Group’s share

Current assets	6,515	1,344	6,796	1,524

Property, plant and equipment	18,065	4,910	18,877	5,284

Other non-current assets	897	304	607	240

Total assets	25,477	6,558	26,280	7,048

Short-term debt	53	21	442	274

Other current liabilities	3,204	477	3,982	817

Long-term debt	7,865	894	7,769	732

Other non-current liabilities	1,693	468	1,633	471

Net assets	12,662	4,698	12,454	4,754

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

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 7. Property, plant and equipment and asset retirement obligations

	At cost		Net
	As of June	As of December	As of June	As of December
	30, 2010	31, 2009	30, 2010	31, 2009

Exploration and Production:

Western Siberia	24,375	23,465	14,413	13,878

European Russia	25,519	24,908	17,771	17,761

International	6,826	6,371	5,464	5,170

Total	56,720	54,744	37,648	36,809

Refining, Marketing, Distribution and Chemicals:

Western Siberia	5	6	3	5

European Russia	10,815	10,228	7,177	6,923

International	6,995	6,849	4,778	4,783

Total	17,815	17,083	11,958	11,711

Other:

Western Siberia	183	186	90	94

European Russia	3,927	3,951	3,528	3,491

International	178	189	110	123

Total	4,288	4,326	3,728	3,708

Total property, plant and equipment	78,823	76,153	53,334	52,228

As of June 30, 2010 and December 31, 2009, the asset retirement obligation amounted to $1,383 million and $1,199 million, respectively, of which $10 million was included in “Other current liabilities” in the consolidated balance sheets as of each balance sheet date. During the six-month periods ended June 30, 2010 and 2009, asset retirement obligations changed as follows:

	For the six months	For the six months
	ended June 30, 2010	ended June 30, 2009

Asset retirement obligations as of January 1	1,199	728

Accretion expense	60	33

New obligations	85	37

Changes in estimates of existing obligations	90	121

Spending on existing obligations	(2)	(2)

Property dispositions	(2)	(6)

Foreign currency translation and other adjustments	(47)	(50)

Asset retirement obligations as of June 30	1,383	861

Note 8. Goodwill and other intangible assets
The carrying value of goodwill and other intangible assets as of June 30, 2010 and December 31, 2009 was as follows:

	As of June	As of December
	30, 2010	31, 2009

Amortized intangible assets

Software	393	419

Licenses and other assets	452	465

Goodwill	769	769

Total goodwill and other intangible assets	1,614	1,653

All goodwill amounts relate to the refining, marketing and distribution segment. During the six-month period ended June 30, 2010, there were no changes in goodwill.

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 9. Short-term borrowings and current portion of long-term debt

	As of June	As of December
	30, 2010	31, 2009

Short-term borrowings from third parties	180	442

Short-term borrowings from affiliated companies	45	77

13.50% Russian ruble bonds	-	496

Current portion of long-term debt	1,506	1,043

Total short-term borrowings and current portion of long-term debt	1,731	2,058

Short-term borrowings from third parties are unsecured and include amounts repayable in US dollars of $132 million and $282 million, amounts repayable in Euro of $28 million and $76 million, amounts repayable in Russian rubles nil and $18 million and amounts repayable in other currencies of $20 million and $66 million as of June 30, 2010 and December 31, 2009, respectively. The weighted-average interest rate on short-term borrowings from third parties was 2.08% and 2.02% per annum as of June 30, 2010 and December 31, 2009, respectively.
Russian ruble bonds
In June 2009, the Company issued 15 million short-term stock exchange bonds with a face value of 1,000 Russian rubles each. Bonds were placed at the face value with a maturity of 364 days. The coupon yield is 13.50% per annum and is paid at the maturity date. By the end of June 2010, the Company redeemed all issued bonds in accordance with the conditions of the bond issue.
Note 10. Long-term debt

	As of June	As of December
	30, 2010	31, 2009

Long-term loans and borrowings from third parties	3,543	4,043

Long-term loans and borrowings from related parties	1,742	1,939

6.375% US dollar bonds, maturing 2014	896	895

6.356% US dollar bonds, maturing 2017	500	500

7.250% US dollar bonds, maturing 2019	595	595

6.656% US dollar bonds, maturing 2022	500	500

7.10% Russian ruble bonds, maturing 2011	256	265

13.35% Russian ruble bonds, maturing 2012	801	827

9.20% Russian ruble bonds, maturing 2012	321	331

7.40% Russian ruble bonds, maturing 2013	192	198

Capital lease obligations	192	215

Total long-term debt	9,538	10,308

Current portion of long-term debt	(1,506)	(1,043)

Total non-current portion of long-term debt	8,032	9,265

Long-term loans and borrowings
Long-term loans and borrowings from third parties include amounts repayable in US dollars of $3,115 million and $3,493 million, amounts repayable in Euro of $394 million and $487 million, amounts repayable in Russian rubles of $15 million and $42 million, and amounts repayable in other currencies of $19 million and $21 million as of June 30, 2010 and December 31, 2009, respectively. This debt has maturity dates from 2010 through 2021. The weighted-average interest rate on long-term loans and borrowings from third parties was 3.02% and 2.77% per annum as of June 30, 2010 and December 31, 2009, respectively. A number of long-term loan agreements contain certain financial covenants which are being met by the Group. Approximately 16% of total long-term debt is secured by export sales and property, plant and equipment.

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 10. Long-term debt (continued)
Group companies have a number of loan agreements nominated in Russian rubles with ConocoPhillips, the Group’s related party, with an outstanding amount of $1,742 million as of June 30, 2010. This amount includes $1,495 million loaned by ConocoPhillips to our joint venture OOO Narianmarneftegaz (“NMNG”) (refer to Note 15. Consolidation of Variable Interest Entity). Borrowings under these agreements bear interest at fixed rates ranging from 6.8% to 8.2% per annum and have maturity dates up to 2038. Financing under these agreements is used to develop oil production and distribution infrastructure in the Timan-Pechora region of the Russian Federation.
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
In June 2007, a Group company issued non-convertible bonds totaling $1 billion. $500 million were placed with a maturity of 10 years and a coupon yield of 6.356% per annum. Another $500 million were placed with a maturity of 15 years and a coupon yield of 6.656% per annum. All bonds were placed at face value and have a half year coupon period.
Russian ruble bonds
In December 2009, the Company issued 10 million stock exchange bonds with a face value of 1,000 Russian rubles each. Bonds were placed at face value with a maturity of 1,092 days. The bonds have a 182 days’ coupon period and bear interest at 9.20% per annum.
In August 2009, the Company issued 25 million stock exchange bonds with a face value of 1,000 Russian rubles each. Bonds were placed at face value with a maturity of 1,092 days. The bonds have a 182 days’ coupon period and bear interest at 13.35% per annum.
In December 2006, the Company issued 14 million non-convertible bonds with a face value of 1,000 Russian rubles each. Eight million bonds were placed with a maturity of 5 years and a coupon yield of 7.10% per annum and six million bonds were placed with a maturity of 7 years and a coupon yield of 7.40% per annum. All bonds were placed at face value and have a half year coupon period.
Note 11. Pension benefits
The Company sponsors a post employment and post retirement benefits program that covers the majority of the Group’s employees. The plan primarily consists of a defined benefit plan enabling employees to contribute a portion of their salary to the plan and at retirement to receive a lump sum amount from the Company equal to all past contributions made by the employee up to 2% of their annual salary. This plan is administered by a non-state pension fund, LUKOIL-GARANT, and provides pension benefits primarily based on years of service and final remuneration levels. The Company also provides several long-term employee benefits such as death-in-service benefit and lump-sum payments upon retirement of a defined benefit nature and other defined benefits to certain old age and disabled pensioners who have not vested any pensions under the pension plan.

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 11. Pension benefits (continued)
Components of net periodic benefit cost were as follows:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Service cost	4	4	8	8

Interest cost	7	6	13	11

Less expected return on plan assets	(2)	(3)	(5)	(5)

Amortization of prior service cost	4	3	7	6

Total net periodic benefit cost	13	10	23	20

Note 12. Stockholders’ equity
Common stock

	As of June	As of December
	30, 2010	31, 2009
	(thousands of	(thousands of
	shares)	shares)

Authorized and issued common stock, par value of 0.025 Russian rubles each	850,563	850,563

Common stock held by subsidiaries, not considered as outstanding	-	(82)

Treasury stock	(3,918)	(3,836)

Outstanding common stock	846,645	846,645

Earnings per share
The weighted average number of outstanding common shares was 847,812 thousand shares, 846,646 thousand shares, 847,232 thousand shares and 846,646 thousand shares for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009, respectively. There is no potential dilution in earnings available to common stockholders and as such diluted earnings per share are not disclosed.
Dividends
At the annual stockholders’ meeting on June 24, 2010, dividends were declared for 2009 in the amount of 52.00 Russian rubles per common share, which at the date of the meeting was equivalent to $1.68. Dividends payable of $1,429 million and $13 million are included in “Other current liabilities” in the consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively.
At the annual stockholders’ meeting on June 25, 2009, dividends were declared for 2008 in the amount of 50.00 Russian rubles per common share, which at the date of the meeting was equivalent to $1.61.
Note 13. Financial and derivative instruments
Fair value
The fair values of cash and cash equivalents, current accounts and notes receivable, long-term receivables and liquid securities are approximately equal to their value as disclosed in the consolidated financial statements. The fair value of long-term receivables was determined by discounting with estimated market interest rates for similar financing arrangements.

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 13. Financial and derivative instruments (continued)
The fair value of long-term debt differs from the amount disclosed in the consolidated financial statements. The estimated fair value of long-term debt as of June 30, 2010 and December 31, 2009 was $9,705 million and $9,976 million, respectively, as a result of discounting using estimated market interest rates for similar financing arrangements. These amounts include all future cash outflows associated with the long-term debt repayments, including the current portion and interest. Market interest rates mean the rates of raising long-term debt by companies with a similar credit rating for similar tenors, repayment schedules and similar other main terms. During the six months ended June 30, 2010, the Group did not have significant transactions or events that would result in nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.
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
The fair value hierarchy for the Group’s derivative assets and liabilities accounted for at fair value on a recurring basis was:

	As of June 30, 2010				As of December 31, 2009

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets

Commodity derivatives	-	581	-	581	-	1,065	-	1,065

Total assets	-	581	-	581	-	1,065	-	1,065

Liabilities
Commodity derivatives	-	(542)	-	(542)	-	(1,110)	-	(1,110)

Total liabilities	-	(542)	-	(542)	-	(1,110)	-	(1,110)

Net assets (liabilities)	-	39	-	39	-	(45)	-	(45)

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

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 13. Financial and derivative instruments (continued)
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
The fair value of commodity derivative assets and liabilities as of June 30, 2010 was:

As of June 30,
2010

Assets

Accounts receivable	579

Liabilities

Accounts payable	542

Hedge accounting has not been used for items in the table.
As required under ASC No. 815 the amounts shown in the preceding table are presented gross (i.e., without netting assets and liabilities with the same counterparty where the right of offset and intent to net exist). Derivative assets and liabilities resulting from eligible commodity contracts have been netted in the consolidated balance sheet and are recorded as accounts receivable in the amount of $95 million and accounts payable in the amount of $58 million.
The gain and losses from commodity derivatives were included in the consolidated income statements in “Cost of purchased crude oil, gas and products” and for the three and six months ended June 30, 2010 were in the total amount of net gain of $319 million (of which realized gain was $142 million and unrealized gain was $177 million) and of $247 million (of which realized gain was $177 million and unrealized gain was $70 million), respectively.
As of June 30, 2010, the net position of outstanding commodity derivative contracts, primarily to manage price exposure on underlying operations, was not significant.
Currency exchange rate derivative contracts
The Group has foreign currency exchange rate risk resulting from its international operations. The Group does not comprehensively hedge the exposure to currency rate changes, although the Group selectively hedges certain foreign currency exchange rate exposures, such as firm commitments for capital projects or local currency tax payments and dividends.
The fair value of foreign currency derivatives assets and liabilities open at June 30, 2010 was not significant.
The impact from foreign currency derivatives during the three and six months ended June 30, 2010 on the consolidated income statement was not significant. The net position of outstanding foreign currency swap contracts as of June 30, 2010 also was not significant.

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 13. Financial and derivative instruments (continued)
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
There were no derivative instruments with such credit-risk-related contingent features that were in a liability position on June 30, 2010. The Group posted $11 million in collateral in the normal course of business for the over-the-counter derivatives. If the Group’s credit rating were lowered one level from its “BBB-” rating (per Standard and Poors) on June 30, 2010, and it would be below investment grade, the Group would be required to post additional collateral of $5 million to the Group’s counterparties for the over-the-counter derivatives, either with cash or letters of credit. The maximum additional collateral based on the lowest downgrade would be $14 million in total.
Note 14. Business combinations
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
This business combination did not have a material impact on the Group’s consolidated operations for the six-month period ended June 30, 2009. Therefore, no pro-forma income statement information has been provided.
Note 15. Consolidation of Variable Interest Entity
The Group and ConocoPhillips have a joint venture NMNG which develops oil reserves in the Timan-Pechora region of the Russian Federation. The Group and ConocoPhillips have equal voting rights over the joint venture’s activity and effective ownership interests of 70% and 30%, respectively.
The Group determined that NMNG is a variable interest entity as the Group’s voting rights are not proportionate to its ownership rights and all of NMNG’s activities are conducted on behalf of the Group and ConocoPhillips, its related party. Based on the requirements of ASC No. 810 the Group performs a qualitative analysis as to whether it is the primary beneficiary of this VIE. As a result the Group is still considered to be the primary beneficiary of NMNG and consolidated it.

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 15. Consolidation of Variable Interest Entity (continued)
NMNG’s total assets were approximately $5.7 billion and $5.9 billion as of June 30, 2010 and December 31, 2009, respectively.
The Group and ConocoPhillips agreed to provide financing to NMNG by means of long-term loans in proportion to their effective ownership interests. These loans mature from 2035 to 2038, with the option to be extended for a further 35 years with the agreement of both parties. As of June 30, 2010, borrowings under these agreements bear fixed interest in the range of 6.8% to 8.2% per annum.
As of June 30, 2010, the amount outstanding to ConocoPhillips from NMNG was $1,495 million, which consists of a number of loans with a weighted-average interest rate of 7.76% per annum. This amount is presented within “Long-term loans and borrowings from related parties.”
Note 16. Commitments and contingencies
Capital expenditure, exploration and investment programs
The Group owns and operates refineries in Bulgaria (LUKOIL Neftochim Bourgas AD) and Romania (Petrotel-LUKOIL S.A.). As a result of Bulgaria and Romania joining the European Union in 2007, LUKOIL Neftochim Bourgas AD and Petrotel-LUKOIL S.A. are required to upgrade their refining plants to comply with the requirements of European Union legislation in relation to the quality of produced petroleum products and environmental protection. These requirements are stricter than those which previously existed under Bulgarian and Romanian legislation. The Group estimates the amount of future capital commitment required to upgrade LUKOIL Neftochim Bourgas AD and Petrotel-LUKOIL S.A. to be approximately $25 million and $33 million, respectively.
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
Group companies have commitments for capital expenditure contributions in the amount of $506 million related to various production sharing agreements over the next 28 years.
The Company has signed a three-year agreement for the years 2010-2012 for drilling services with OOO Eurasia Drilling Company. The volume of these services is based on the Group’s capital construction program, which is re-evaluated on an annual basis. The Group estimates the amount of capital commitment under this agreement for the second half of 2010 to be approximately $344 million.
The Company has signed a strategic agreement for the ongoing provision of construction, engineering and technical services with ZAO Globalstroy-Engineering. The volume of these services is based on the Group’s capital construction program, which is re-evaluated on an annual basis. The Group estimates the amount of capital commitment under this agreement for the second half of 2010 to be approximately $142 million.
The Group has a commitment to purchase equipment for modernization of its petrochemical refinery Karpatnaftochim Ltd., located in Ukraine, until the end of 2011 in the amount of $21 million.
The Group has a commitment to execute the capital construction program of its power generation segment and under the terms of this program power plants with total capacity of 890 MW should be constructed. Currently the Group is approving certain amendments to the capital construction program, which included its extension by the end of 2013. As of June 30, 2010, the Group estimates the amount of this commitment to be approximately $784 million.

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 16. Commitments and contingencies (continued)
In January 2010, the Company signed an agreement to develop the West Qurna-2 field located in the south of Iraq. The parties to the agreement are: the Iraqi state-owned South Oil Company and the contracting consortium formed by the Iraqi state-owned North Oil Company, the Company and Norway’s Statoil ASA. The Company’s share in the project is 56.25%. Under this agreement as of June 30, 2010 the Company has a commitment in the amount of approximately $263 million. The West Qurna-2 field has recoverable reserves of about 12.9 billion barrels.
In March 2010, an ethanol purchase agreement signed by a Group company came into force. The initial term of the agreement is five years. As of June 30, 2010, the estimated value of the contract is approximately $1.0 billion.
Operating lease obligations
Group companies have commitments of $968 million primarily for the lease of vessels and petroleum distribution outlets. Operating lease expenses were $37 million, $33 million, $70 million and $66 million for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009, respectively. Commitments for minimum rentals under these leases as of June 30, 2010 are as follows:

As of June 30, 2010

For the six-months ending December 31, 2010	129

2011 fiscal year	213

2012 fiscal year	168

2013 fiscal year	126

2014 fiscal year	111

beyond	221

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

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 16. Commitments and contingencies (continued)
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

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 16. Commitments and contingencies (continued)
ADC ultimately confirmed entry of an Order For Relief and the matter was converted to a Chapter 11 Case by order dated September 29, 2009. On November 25, 2009, after adding a claim, ADC removed the case from the Colorado District Court to the US Bankruptcy Court. On December 22, 2009, the Company filed a motion seeking to have the case remanded to the Colorado District Court. On December 31, 2009, before there was a ruling on the motion seeking remand ADC filed a motion seeking withdrawal of the reference to the Bankruptcy Court and requesting the case be heard by US District Court. On February 3, 2010, the US Bankruptcy Court ordered the Motion For Withdrawal Of The Reference be transferred to the US District Court for further action. All pending motions as well as discovery were stayed pending further order of the Court. On July 7, 2010, the District Court denied ADC’s Motion for Withdrawal of reference and returned the case to the Bankruptcy Court for the determination of the Company’s Motion for Remand and Abstention seeking return of the case to the Colorado state court. On August 5, 2010, the Bankruptcy Court held a status conference. At the conclusion of the conference the Bankruptcy Court set the Company’s Motion for Remand and Abstention for hearing on September 20, 2010, and on the same date will hear arguments on ADC’s Motion to Retain the case in the Bankruptcy Court. Management does not believe that the ultimate resolution of this matter will have a material adverse effect on the Group’s financial condition.
In 2008 and 2009, the Federal Anti-monopoly Service of the Russian Federation (“FAS of Russia”) considered two cases which resulted in the decisions issued against major Russian oil companies, including the Company and the Group’s refinery plants alleging abuse of their dominant position in the oil products wholesale market of the Russian Federation.
The Moscow Arbitration Court combined all refinery plants’ appeals against the first decision. On June 1, 2010 the Moscow Arbitration Court refused to satisfy the requests. The court decision has been appealed. The appeal hearing in the Ninth Arbitration Court of Appeal is scheduled for September 27, 2010.
The second decision of FAS of Russia was appealed by the refinery plants in their local courts. On February 8, 2010, the Arbitration Court of Nizhi Novgorod Region satisfied the request of OOO LUKOIL-Nizhnegorodnefteorgsintez to recognize as illegal the decisions of FAS of Russia dated September 10, 2009 and the resolution to impose fines in the amount of approximately $80 million. FAS of Russia filed an appeal which will be heard in First Arbitration Court of Appeal on October 4, 2010. The appeals of the other refinery plants are currently suspended.
During the period from the second half of 2008 until the present more than 100 claims in relation to a violation of the anti-monopoly regulation have been initiated against several Group companies in Russia and abroad. The companies were accused of violations primarily involving abuse of their dominant market position via setting monopolistically high retail prices in coordination with other market participants. These claims are being appealed in the courts.
On May 25, 2010, the Supreme Arbitration Court of Russia ruled in favor of the FAS of Russia on the first case concerning one of the major Russian oil companies. On July 30, 2010, the Federal Arbitration Court of North-West District issued the decision in favor of another major Russian oil company on the second case. Probably these court decisions are going to be appealed as part of supervisory procedure in the Supreme Arbitration Court of Russia. Currently management is considering the impact of these decisions on the claims against the Group.
The total amount of penalties assessed under the administrative law for the violation of anti-monopoly regulation by the Group in 2008-2009 is approximately $278 million. Management believes that the Group complied with all regulatory and legal requirements and, consequently, believes that the ultimate resolution of the antimonopoly claims will lead to cancellation or significant reduction of these penalties and will not have a material adverse impact on the Group’s operating results or financial condition.

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 16. Commitments and contingencies (continued)
The Group is involved in cost recovery disputes with the Republic of Kazakhstan. The Group’s share of the initial claim is approximately $244 million. Management is of the view that substantially all of the amounts subject to dispute are in fact recoverable under the Final Production Sharing Agreement. Management believes that the ultimate resolution of the claim will not have a material adverse impact on the Group’s operating results or financial condition.
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
Note 17. Related party transactions
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
Below are related party transactions not disclosed elsewhere in the financial statements. Refer also to Notes 4, 6, 9, 10, 11, 15 and 18 for other transactions with related parties.
Sales of oil and oil products to related parties were $364 million, $437 million, $579 million and $525 million during the three months ended June 30, 2010 and 2009 and during the six months ended June 30, 2010 and 2009, respectively.
Other sales to related parties were $15 million, $15 million, $36 million and $29 million during the three months ended June 30, 2010 and 2009 and during the six months ended June 30, 2010 and 2009, respectively.
Purchases of oil and oil products from related parties were $141 million, $237 million, $288 million and $399 million during the three months ended June 30, 2010 and 2009 and during the six months ended June 30, 2010 and 2009, respectively.
Purchases of processing services from related parties were $172 million, $118 million, $348 million and $217 million during the three months ended June 30, 2010 and 2009 and during the six months ended June 30, 2010 and 2009, respectively.
Other purchases from related parties were $10 million, $6 million, $23 million and $11 million during the three months ended June 30, 2010 and 2009 and during the six months ended June 30, 2010 and 2009, respectively.
Amounts receivable from related parties, including loans and advances, were $492 million and $591 million as of June 30, 2010 and December 31, 2009, respectively. Amounts payable to related parties were $83 million and $97 million as of June 30, 2010 and December 31, 2009, respectively.
Note 18. Compensation plan
In December 2009, the Company introduced a new compensation plan to certain members of management for the period from 2010 to 2012, which is based on assigned shares and provides compensation consisting of two parts. The first part represents annual bonuses that are based on the number of assigned shares and the amount of dividend per share. The payment of these bonuses is contingent on the Group meeting certain financial KPIs in each financial year. The second part is based upon the Company’s common stock appreciation from 2010 to 2012, with rights vesting after the date of the compensation plan’s termination. The number of assigned shares is approximately 17.3 million shares.

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 18. Compensation plan (continued)
For the first part of the share plan the Group recognizes a liability based on expected dividends and the number of assigned shares.
The second part of the share plan is classified as equity settled. The grant date fair value of the plan is estimated at $295 million. The fair value was estimated using the Black-Scholes-Merton option-pricing model, assuming a risk-free interest rate of 8.0% per annum, an expected dividend yield 3.09% per annum, expected term of three years and a volatility factor of 34.86%. The expected volatility factor was estimated based on the historical volatility of the Company’s shares for the previous five year period up to January 2010.
As of June 30, 2010, there was $246 million of total unrecognized compensation cost related to unvested benefits. This cost is expected to be recognized periodically by the Group up to December 2012.
During the period from 2007 to 2009, the Company had a compensation plan available to certain members of management. Its conditions were similar to the conditions of the new compensation plan introduced in December 2009. The number of assigned shares was approximately 15.5 million shares. Because of unfavorable market situation the conditions for exercising the second part of this share plan were not met therefore no payments or share transfers to employees took place by the end of the compensation plan.
Related to these plans the Group recorded $33 million, $36 million, $65 million and $67 million of compensation expenses during the three months ended June 30, 2010 and 2009 and during the six months ended June 30, 2010 and 2009, respectively, of which $24 million, $25 million, $49 million and $52 million, respectively, are recognized as an increase in additional paid-in capital. As of June 30, 2010 and December 31, 2009, $25 million and $29 million related to these plans are included in “Other current liabilities” of the consolidated balance sheets, respectively. The total recognized tax benefit related to these accruals during the three months ended June 30, 2010 and 2009 and during the six months ended June 30, 2010 and 2009, is $7 million, $7 million, $13 million and $13 million, respectively.
Note 19. Segment information
Presented below is information about the Group’s operating and geographical segments for the three and six months ended June 30, 2010 and 2009, in accordance with ASC No. 280 (former SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”).
The Group has the following operating segments – exploration and production; refining, marketing and distribution; chemicals; power generation and other business segments. These segments have been determined based on the nature of their operations. Management on a regular basis assesses the performance of these operating segments. The exploration and production segment explores for, develops and produces primarily crude oil. The refining, marketing and distribution segment processes crude oil into refined products and purchases, sells and transports crude oil and refined petroleum products. The chemicals segment refines and sells chemical products. The power generation segment produces steam and electricity, distributes them and provides related services. The activities of the other business operating segment include businesses beyond the Group’s traditional operations.
Geographical segments have been determined based on the area of operations and include three segments. They are Western Siberia, European Russia and International.

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 19. Segment information (continued)
Operating segments
For the three months ended June 30, 2010

		Refining,
	Exploration	marketing and		Power
	and production	distribution	Chemicals	generation	Other	Elimination	Consolidated

Sales

Third parties	680	24,565	312	280	16	-	25,853

Inter-segment	8,050	225	56	296	125	(8,752)	-

Total sales	8,730	24,790	368	576	141	(8,752)	25,853

Operating expenses	912	926	46	442	81	(375)	2,032

Depreciation, depletion and amortization	704	239	9	47	31	-	1,030

Interest expense	224	326	6	10	99	(469)	196

Income tax expense	268	319	5	(11)	(4)	(3)	574

Net income (net loss)	1,534	690	28	(46)	(160)	(97)	1,949

Total assets	53,955	59,401	1,579	4,187	14,121	(50,853)	82,390

Capital expenditures	1,273	304	20	111	14	-	1,722
For the three months ended June 30, 2009

		Refining,
	Exploration	marketing and		Power
	and production	distribution	Chemicals	generation	Other	Elimination	Consolidated

Sales

Third parties	582	19,098	223	191	22	-	20,116

Inter-segment	5,821	192	28	300	165	(6,506)	-

Total sales	6,403	19,290	251	491	187	(6,506)	20,116

Operating expenses	929	756	62	349	121	(341)	1,876

Depreciation, depletion and amortization	636	269	13	47	44	-	1,009

Interest expense	216	323	4	12	95	(479)	171

Income tax expense	537	124	2	45	(82)	17	643

Net income (net loss)	1,545	907	(34)	(18)	(56)	(20)	2,324

Total assets	50,219	52,777	1,061	3,990	10,869	(43,728)	75,188

Capital expenditures	1,123	304	32	111	4	-	1,574

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 19. Segment information (continued)
For the six months ended June 30, 2010

		Refining,
	Exploration	marketing and		Power
	and production	distribution	Chemicals	generation	Other	Elimination	Consolidated

Sales

Third parties	1,433	46,956	607	730	29	-	49,755

Inter-segment	16,090	423	126	609	270	(17,518)	-

Total sales	17,523	47,379	733	1,339	299	(17,518)	49,755

Operating expenses	1,852	1,441	211	908	155	(765)	3,802

Depreciation, depletion and amortization	1,399	486	19	93	63	-	2,060

Interest expense	474	641	13	15	219	(989)	373

Income tax expense	599	483	12	(6)	(1)	9	1,096

Net income (net loss)	2,728	1,532	50	(40)	(227)	(41)	4,002

Total assets	53,955	59,401	1,579	4,187	14,121	(50,853)	82,390

Capital expenditures	2,390	532	43	200	25	-	3,190
For the six months ended June 30, 2009

		Refining,
	Exploration	marketing and		Power
	and production	distribution	Chemicals	generation	Other	Elimination	Consolidated

Sales

Third parties	964	32,962	400	496	39	-	34,861

Inter-segment	9,330	380	37	540	358	(10,645)	-

Total sales	10,294	33,342	437	1,036	397	(10,645)	34,861

Operating expenses	1,621	1,028	201	664	224	(630)	3,108

Depreciation, depletion and amortization	1,297	508	21	94	83	-	2,003

Interest expense	418	500	6	33	175	(798)	334

Income tax expense	681	382	-	1	(31)	-	1,033

Net income (net loss)	3,152	624	(60)	(72)	(118)	(297)	3,229

Total assets	50,219	52,777	1,061	3,990	10,869	(43,728)	75,188

Capital expenditures	2,241	607	61	111	20	-	3,040
Geographical segments

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Sales of crude oil within Russia	295	38	481	43

Export of crude oil and sales of oil of foreign subsidiaries	6,109	5,293	12,688	9,056

Sales of refined products within Russia	2,627	1,783	4,973	3,400

Export of refined products and sales of refined products of foreign subsidiaries	15,274	11,698	28,414	19,898

Sales of chemicals within Russia	181	100	350	176

Export of chemicals and sales of chemicals of foreign subsidiaries	138	146	270	274

Other sales within Russia	630	485	1,451	1,010

Other export sales and other sales of foreign subsidiaries	599	573	1,128	1,004

Total sales	25,853	20,116	49,755	34,861

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 19. Segment information (continued)
For the three months ended June 30, 2010

		European
	Western Siberia	Russia	International	Elimination	Consolidated

Sales

Third parties	95	4,166	21,592	-	25,853

Inter-segment	4,044	6,779	8	(10,831)	-

Total sales	4,139	10,945	21,600	(10,831)	25,853

Operating expenses	558	1,243	435	(204)	2,032

Depletion, depreciation and amortization	261	587	182	-	1,030

Interest expense	9	154	123	(90)	196

Income tax expense	116	392	69	(3)	574

Net income	350	1,376	307	(84)	1,949

Total assets	18,208	46,219	29,497	(11,534)	82,390

Capital expenditures	491	818	413	-	1,722
For the three months ended June 30, 2009

		European
	Western Siberia	Russia	International	Elimination	Consolidated

Sales

Third parties	36	2,971	17,109	-	20,116

Inter-segment	3,069	6,694	35	(9,798)	-

Total sales	3,105	9,665	17,144	(9,798)	20,116

Operating expenses	520	1,002	398	(44)	1,876

Depletion, depreciation and amortization	244	567	198	-	1,009

Interest expense	14	179	100	(122)	171

Income tax expense	218	354	88	(17)	643

Net income	1,336	924	72	(8)	2,324

Total assets	19,084	42,977	25,031	(11,904)	75,188

Capital expenditures	485	739	350	-	1,574
For the six months ended June 30, 2010

		European
	Western Siberia	Russia	International	Elimination	Consolidated

Sales

Third parties	203	8,081	41,471	-	49,755

Inter-segment	8,190	13,257	13	(21,460)	-

Total sales	8,393	21,338	41,484	(21,460)	49,755

Operating expenses	1,131	2,136	986	(451)	3,802

Depletion, depreciation and amortization	509	1,164	387	-	2,060

Interest expense	20	324	239	(210)	373

Income tax expense	261	695	131	9	1,096

Net income	1,162	2,624	242	(26)	4,002

Total assets	18,208	46,219	29,497	(11,534)	82,390

Capital expenditures	974	1,448	768	-	3,190

OAO LUKOIL
Notes to Interim Consolidated Financial Statements (unaudited)
(Millions of US dollars, unless otherwise noted)

Note 19. Segment information (continued)
For the six months ended June 30, 2009

		European
	Western Siberia	Russia	International	Elimination	Consolidated

Sales

Third parties	65	5,570	29,226	-	34,861

Inter-segment	5,003	11,624	42	(16,669)	-

Total sales	5,068	17,194	29,268	(16,669)	34,861

Operating expenses	903	1,614	641	(50)	3,108

Depletion, depreciation and amortization	472	1,152	379	-	2,003

Interest expense	24	268	202	(160)	334

Income tax expense	310	636	121	(34)	1,033

Net income	1,385	2,026	120	(302)	3,229

Total assets	19,084	42,977	25,031	(11,904)	75,188

Capital expenditures	931	1,416	693	-	3,040
The Group’s international sales to third parties include sales in Switzerland of $13,268 million, $9,403 million, $25,734 million and $15,883 million for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009, respectively. The Group’s international sales to third parties include sales in the USA of $2,035 million, $2,191 million, $4,080 million and $3,748 million for the three months ended June 30, 2010 and 2009 and for the six months ended June 30, 2010 and 2009, respectively. These amounts are attributed to individual countries based on the jurisdiction of subsidiaries making the sale.
Note 20. Subsequent events
In accordance with the requirements of ASC No. 855, “Subsequent events,” the Group evaluated subsequent events through the date the financial statements were available to be issued. Therefore subsequent events were evaluated by the Group up to August 27, 2010.
On 28 July, 2010, the Group company signed a stock purchase agreement with ConocoPhillips’ subsidiary to purchase 64.6 million of the Company’s ordinary shares at $53.25 per share for the total amount of $3,442 million. This transaction was finalized in August 2010. Additionally, under this agreement the Group has a 60-day option to purchase any or all of the remaining 98.7 million of the Company’s ordinary shares held by ConocoPhillips’ subsidiary for the price of $56 per share.

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

OAO LUKOIL
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2009, 2008 and 2007
(Millions of US dollars, unless otherwise noted)

	2009		2008		2007

	Stockholders’	Comprehen-	Stockholders’	Comprehen-	Stockholders’	Comprehen-
	equity	sive income	equity	sive income	equity	sive income

Common stock

Balance as of January 1	15		15		15

Balance as of December 31	15		15		15

Treasury stock

Balance as of January 1	(282)		(1,591)		(1,098)

Stock purchased	-		(219)		(712)

Stock disposed	-		1,528		219

Balance as of December 31	(282)		(282)		(1,591)

Additional paid-in capital

Balance as of January 1	4,694		4,499		3,943

Premium on non-outstanding shares issued	-		20		-

Effect of stock compensation plan	20		103		103

Changes in non-controlling interests	(15)		-		-

Proceeds from sale of treasury stock in excess of carrying amount	-		72		453

Balance as of December 31	4,699		4,694		4,499

Retained earnings

Balance as of January 1	45,983		38,349		30,061

Net income	7,011	7,011	9,144	9,144	9,511	9,511

Dividends on common stock	(1,360)		(1,510)		(1,223)

Balance as of December 31	51,634		45,983		38,349

Accumulated other comprehensive loss, net of tax

Balance as of January 1	(70)		(59)		(21)

Pension benefits:

Prior service cost	(4)	(4)	(5)	(5)	(16)	(16)

Actuarial gain (loss)	1	1	(6)	(6)	(22)	(22)

Unrecognized loss on available-for-sale securities	(2)	(2)	-	-	-	-

Balance as of December 31	(75)		(70)		(59)

Total comprehensive income for the year		7,006		9,133		9,473

Total OAO LUKOIL stockholders’ equity as of December 31	55,991		50,340		41,213

Non-controlling interests

Balance as of January 1	670		577		523

Net income attributable to non-controlling interests	58		83		55

Changes in non-controlling interests	(340)		10		(1)

Balance as of December 31	388		670		577

Total equity as of December 31	56,379		51,010		41,790

The accompanying notes are an integral part of these consolidated financial statements.

OAO LUKOIL
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2009, 2008 and 2007
(Millions of US dollars, unless otherwise noted)

	Share activity

	2009	2008	2007

	(thousands of shares)	(thousands of shares)	(thousands of shares)

Common stock, issued

Balance as of January 1	850,563	850,563	850,563

Balance as of December 31	850,563	850,563	850,563

Treasury stock

Balance as of January 1	(3,836)	(23,321)	(23,632)

Purchase of treasury stock	-	(2,899)	(8,756)

Disposal of treasury stock	-	22,384	9,067

Balance as of December 31	(3,836)	(3,836)	(23,321)

The accompanying notes are an integral part of these consolidated financial statements.

OAO LUKOIL
Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007
(Millions of US dollars)

	Note	2009	2008	2007

Cash flows from operating activities

Net income		7,011	9,144	9,511

Adjustments for non-cash items:

Depreciation, depletion and amortization		3,937	2,958	2,172

Equity share in income of affiliates, net of dividends received		(213)	(238)	209

Dry hole write-offs		117	317	143

Loss on disposals and impairments of assets		381	425	123

Deferred income taxes		72	(700)	39

Non-cash currency translation (gain) loss		(57)	(668)	251

Non-cash investing activities		(20)	(29)	(36)

All other items – net		138	404	297

Changes in operating assets and liabilities:

Accounts and notes receivable		(1,171)	2,647	(2,297)

Inventories		(1,719)	963	(1,148)

Accounts payable		96	(989)	1,599

Taxes payable		292	(521)	386

Other current assets and liabilities		19	599	(368)

Net cash provided by operating activities		8,883	14,312	10,881

Cash flows from investing activities

Acquisition of licenses		(40)	(12)	(255)

Capital expenditures		(6,483)	(10,525)	(9,071)

Proceeds from sale of property, plant and equipment		91	166	72

Purchases of investments		(216)	(398)	(206)

Proceeds from sale of investments		478	636	175

Sale of interests in subsidiaries and affiliated companies		92	3	1,136

Acquisitions of subsidiaries and non-controlling interests (including advances related to acquisitions), net of cash acquired		(2,845)	(3,429)	(1,566)

Net cash used in investing activities		(8,923)	(13,559)	(9,715)

Cash flows from financing activities

Net movements of short-term borrowings		(1,281)	974	(59)

Cash received under sales-leaseback transaction		-	235	-

Proceeds from issuance of long-term debt		5,467	2,884	2,307

Principal repayments of long-term debt		(2,697)	(1,547)	(1,632)

Dividends paid on company common stock		(1,337)	(1,437)	(1,230)

Dividends paid to non-controlling interest stockholders		(85)	(168)	(78)

Financing received from related and third party non-controlling interest stockholders		20	39	177

Purchase of Company’s stock		-	(219)	(712)

Proceeds from sale of Company’s stock		-	-	129

Other – net		-	2	-

Net cash provided by (used in) financing activities		87	763	(1,098)

Effect of exchange rate changes on cash and cash equivalents		(12)	(118)	21

Net increase in cash and cash equivalents		35	1,398	89

Cash and cash equivalents at beginning of year		2,239	841	752

Cash and cash equivalents at end of year	3	2,274	2,239	841

Supplemental disclosures of cash flow information

Interest paid		520	440	338

Income taxes paid		1,575	4,902	2,872
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

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 2. Summary of significant accounting policies (continued)
In January 2010, the FASB issued ASU No. 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification” to clarify the scope of ASC Subtopic No. 810-10, “Consolidation – Overall.” This ASU specifies that the guidance in ASC Subtopic No. 810-10 on accounting for decreases in ownership of a subsidiary applies to: (1) a subsidiary or group of assets that constitutes a business or nonprofit activity; (2) a subsidiary that is a business or a nonprofit activity that is transferred to an equity method investee or a joint venture; and (3) an exchange of a group of assets that constitute a business or nonprofit activity for a noncontrolling interest in an entity. If a company’s ownership interest in a subsidiary that is not a business or nonprofit activity decreases, then other accounting guidance generally would be applied based on the nature of the transaction. The new pronouncement also clarifies that the recent guidance on accounting for decreases in ownership of a subsidiary does not apply if the transaction is a sale of in-substance real estate or a conveyance of oil and gas properties. This ASU is effective for interim and annual periods ending after December 15, 2009 and the guidance should be applied on a retrospective basis to the first period in which the company adopted ASC No. 810. The Group adopted ASU No. 2010-02 for the 2009 annual financial statements. This adoption did not have a material impact on the Group’s results of operations, financial position or cash flows.
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
In December 2007, the FASB issued ASC No. 810 (former SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”). This ASC applies to all entities that prepare consolidated financial statements (except not-for-profit organizations) and affects those which have an outstanding noncontrolling interest (or minority interest) in their subsidiaries or which have to deconsolidate a subsidiary. This ASC changes the classification of a non-controlling interest; establishing a single method of accounting for changes in the parent company’s ownership interest that does not result in deconsolidation and requires a parent company to recognize a gain or loss when a subsidiary is deconsolidated. The Group prospectively adopted the provisions of ASC No. 810 in the first quarter of 2009, except for the presentation and disclosure requirements which were applied retrospectively. This adoption did not have any impact on the Group’s results of operations, financial position or cash flows.
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

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 3. Cash and cash equivalents

	As of December	As of December
	31, 2009	31, 2008

Cash held in Russian rubles	557	444

Cash held in other currencies	1,384	1,425

Cash of a banking subsidiary in other currencies	131	132

Cash held in related party banks in Russian rubles	174	182

Cash held in related party banks in other currencies	28	56

Total cash and cash equivalents	2,274	2,239

Note 4. Non-cash transactions
The consolidated statement of cash flows excludes the effect of non-cash transactions, which are described in the following table:

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Non-cash investing activity	20	29	36

Non-cash acquisitions	100	1,969	-

Settlement of stock-based compensation plan liability	-	-	537

Total non-cash transactions	120	1,998	573

The following table shows the effect of non-cash transactions on investing activity:

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Net cash used in investing activity	8,923	13,559	9,715

Non-cash acquisitions	100	1,969	-

Non-cash investing activity	20	29	36

Total investing activity	9,043	15,557	9,751

Note 5. Accounts and notes receivable, net

	As of December	As of December
	31, 2009	31, 2008

Trade accounts and notes receivable (net of provisions of $191 million and $133 million as of December 31, 2009 and 2008, respectively)	4,389	3,466

Current VAT and excise recoverable	1,205	855

Other current accounts receivable (net of provisions of $41 million and $38 million as of December 31, 2009 and 2008, respectively)	341	748

Total accounts and notes receivable	5,935	5,069

Note 6. Inventories

	As of December	As of December
	31, 2009	31, 2008

Crude oil and petroleum products	4,391	2,693

Materials for extraction and drilling	387	439

Materials and supplies for refining	37	35

Other goods, materials and supplies	617	568

Total inventories	5,432	3,735

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 7. Investments

	As of December	As of December
	31, 2009	31, 2008

Investments in equity method affiliates and joint ventures	4,754	2,988

Long-term loans given by non-banking subsidiaries	1,176	251

Other long-term investments	14	30

Total long-term investments	5,944	3,269

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

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 10. Short-term borrowings and current portion of long-term debt

	As of December	As of December
	31, 2009	31, 2008

Short-term borrowings from third parties	442	2,301

Short-term borrowings from related parties	77	-

13,50% Russian ruble bonds	496	-

Current portion of long-term debt	1,043	931

Total short-term borrowings and current portion of long-term debt	2,058	3,232

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
Note 11. Long-term debt

	As of December	As of December
	31, 2009	31, 2008

Long-term loans and borrowings from third parties (including loans from banks in the amount of $3,967 million and $3,333 million as of December 31, 2009 and 2008, respectively)	4,043	3,384

Long-term loans and borrowings from related parties	1,939	2,165

6.375% US dollar bonds, maturing 2014	895	-

6.356% US dollar bonds, maturing 2017	500	500

7.250% US dollar bonds, maturing 2019	595	-

6.656% US dollar bonds, maturing 2022	500	500

7.25% Russian ruble bonds, maturing 2009	-	204

7.10% Russian ruble bonds, maturing 2011	265	272

8.00% Russian ruble bonds, maturing 2012	-	8

13.35% Russian ruble bonds, maturing 2012	827	-

9.20% Russian ruble bonds, maturing 2012	331	-

7.40% Russian ruble bonds, maturing 2013	198	204

Capital lease obligations	215	271

Total long-term debt	10,308	7,508

Current portion of long-term debt	(1,043)	(931)

Total non-current portion of long-term debt	9,265	6,577

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
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 12. Taxes (continued)
The following table is a reconciliation of the amount of income tax expense that would result from applying the Russian combined statutory income tax rate to income before income taxes to total income taxes:

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Income before income taxes	9,063	12,694	13,015

Notional income tax at Russian statutory rate	1,813	3,047	3,123

Increase (reduction) in income tax due to:

Non-deductible items, net	252	792	372

Foreign rate differences	68	159	84

Effect of enacted tax rate changes	-	(299)	-

Domestic regional rate differences	(251)	(261)	(237)

Change in valuation allowance	112	29	107

Total income tax expense	1,994	3,467	3,449

Taxes other than income taxes were:

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Mineral extraction tax	5,452	12,267	8,482

Social taxes and contributions	399	512	442

Property tax	470	405	313

Other taxes and contributions	153	280	130

Taxes other than income taxes	6,474	13,464	9,367

Deferred income taxes are included in the consolidated balance sheets as follows:

	As of December	As of December
	31, 2009	31, 2008

Other current assets	66	92

Deferred income tax assets – non-current	549	521

Other current liabilities	(50)	(49)

Deferred income tax liabilities – non-current	(2,080)	(2,116)

Net deferred income tax liability	(1,515)	(1,552)

The following tables set out the tax effects of each type of temporary differences which give rise to deferred income tax assets and liabilities:

	As of December	As of December
	31, 2009	31, 2008

Accounts receivable	42	50

Long-term liabilities	295	208

Inventories	5	17

Property, plant and equipment	209	226

Accounts payable	28	10

Operating loss carry forwards	555	578

Other	132	166

Total gross deferred income tax assets	1,266	1,255

Less valuation allowance	(397)	(285)

Deferred income tax assets	869	970

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 12. Taxes (continued)

	As of December	As of December
	31, 2009	31, 2008

Property, plant and equipment	(2,189)	(2,226)

Accounts payable	(6)	(4)

Accounts receivable	(7)	(21)

Long-term liabilities	(58)	(118)

Inventories	(68)	(57)

Investments	(16)	-

Other	(40)	(96)

Deferred income tax liabilities	(2,384)	(2,522)

Net deferred income tax liability	(1,515)	(1,552)

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

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 13. Pension benefits (continued)
The Company’s pension plan primarily consists of a defined benefit plan enabling employees to contribute a portion of their salary to the plan and at retirement to receive a lump sum amount from the Company equal to all past contributions made by the employee up to 2% (prior to 2009 – 7%) of their annual salary. Employees also have the right to receive upon retirement the benefits accumulated under the previous pension plan that was replaced in December 2003. These benefits have been fixed and included in the benefit obligation as of December 31, 2009 and 2008. The amount was determined primarily based on a formula including past pensionable service and relative salaries as of December 31, 2003.
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

	2009	2008

Benefit obligations

Benefit obligations as of January 1	288	328

Effect of exchange rate changes	(7)	(56)

Service cost	17	22

Interest cost	23	19

Plan amendments	6	21

Actuarial gain	(3)	(5)

Acquisitions	8	1

Benefits paid	(30)	(42)

Curtailment gain	(11)	-

Benefit obligations as of December 31	291	288

Plan assets

Fair value of plan assets as of January 1	88	108

Effect of exchange rate changes	(1)	(18)

Return on plan assets	12	6

Employer contributions	45	35

Divestiture	(6)	(1)

Benefits paid	(30)	(42)

Fair value of plan assets as of December 31	108	88

Funded status	(183)	(200)

Amounts recognized in the consolidated balance sheet as of December 31, 2009 and 2008

Accrued benefit liabilities included in “Other long-term liabilities”	(143)	(164)

Accrued benefit liabilities included in “Other current liabilities”	(40)	(36)
Weighted average assumptions used to determine benefit obligations as of December 31, 2009 and 2008:

	2009	2008

Discount rate	8.70%	9.00%

Rate of compensation increase	8.10%	8.61%

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

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 13. Pension benefits (continued)
The asset allocation of the investment portfolio maintained by LUKOIL-GARANT for the Group and its clients was as follows:

	As of December	As of December
Type of assets	31, 2009	31, 2008

Promissory notes of Russian issuers	3%	6%

Russian corporate bonds	25%	36%

Russian municipal bonds	4%	2%

Bank deposits	42%	22%

Equity securities of Russian issuers	8%	10%

Shares of OAO LUKOIL	2%	2%

Shares in investment funds	14%	20%

Other assets	2%	2%

	100%	100%

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
Components of net periodic benefit cost were as follows:

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Service cost	17	22	15

Interest cost	23	19	16

Less expected return on plan assets	(10)	(11)	(9)

Amortization of prior service cost	2	11	8

Actuarial gain	-	-	(1)

Curtailment gain	(11)	-	-

Total net periodic benefit cost	21	41	29

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

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 14. Stockholders’ equity
Common stock

	As of December	As of December
	31, 2009	31, 2008
	(thousands of	(thousands of
	shares)	shares)

Authorized and issued common stock, par value of 0.025 Russian rubles each	850,563	850,563

Common stock held by subsidiaries, not considered as outstanding	(82)	(82)

Treasury stock	(3,836)	(3,836)

Outstanding common stock	846,645	846,645

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
The fair value hierarchy for the Group’s derivative assets and liabilities accounted for at fair value on a recurring basis was:

	As of December 31, 2009				As of December 31, 2008
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets

Commodity derivatives	-	1,065	-	1,065	-	1,995	-	1,995

Total assets	-	1,065	-	1,065	-	1,995	-	1,995

Liabilities

Commodity derivatives	-	(1,110)	-	(1,110)	-	(1,655)	-	(1,655)

Total liabilities	-	(1,110)	-	(1,110)	-	(1,655)	-	(1,655)

Net (liabilities) assets	-	(45)	-	(45)	-	340	-	340

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
The Group has four operating segments – exploration and production; refining, marketing and distribution; chemicals and other business segments. These segments have been determined based on the nature of their operations. Management on a regular basis assesses the performance of these operating segments. The exploration and production segment explores for, develops and produces primarily crude oil. The refining, marketing and distribution segment processes crude oil into refined products and purchases, sells and transports crude oil and refined petroleum products. The chemicals segment refines and sells chemical products. Activities of the other business operating segment include power generation business and development of businesses beyond the Group’s traditional operations.
Geographical segments have been determined based on the area of operations and include three segments. They are Western Siberia, European Russia and International.
Operating segments

		Refining,
	Exploration	marketing and
2009	and production	distribution	Chemicals	Other	Elimination	Consolidated

Sales

Third parties	2,257	76,650	1,022	1,154	-	81,083

Inter-segment	22,096	784	162	1,765	(24,807)	-

Total sales	24,353	77,434	1,184	2,919	(24,807)	81,083

Operating expenses and total cost of purchases	3,668	55,943	812	2,346	(23,668)	39,101

Depreciation, depletion and amortization	2,613	936	41	347	-	3,937

Interest expense	886	1,205	14	407	(1,845)	667

Income tax expense	1,221	821	12	(1)	(59)	1,994

Net income	5,456	2,263	(69)	(310)	(329)	7,011

Total assets	54,924	56,299	1,371	18,091	(51,666)	79,019

Capital expenditures	4,687	1,391	113	343	-	6,534

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 22. Segment information (continued)

		Refining,
	Exploration	marketing and
2008	and production	distribution	Chemicals	Other	Elimination	Consolidated

Sales

Third parties	1,753	103,132	2,067	728	-	107,680

Inter-segment	25,854	1,582	28	2,057	(29,521)	-

Total sales	27,607	104,714	2,095	2,785	(29,521)	107,680

Operating expenses and total cost of purchases	3,779	67,061	1,934	2,361	(29,158)	45,977

Depreciation, depletion and amortization	1,938	817	34	169	-	2,958

Interest expense	870	570	4	295	(1,348)	391

Income tax expense	955	2,510	14	(66)	54	3,467

Net income	4,234	5,130	(117)	(160)	57	9,144

Total assets	47,130	45,039	940	12,751	(34,399)	71,461

Capital expenditures	7,889	2,150	121	429	-	10,589

		Refining,
	Exploration	marketing and
2007	and production	distribution	Chemicals	Other	Elimination	Consolidated

Sales

Third parties	1,527	77,960	2,348	56	-	81,891

Inter-segment	22,331	2,191	19	325	(24,866)	-

Total sales	23,858	80,151	2,367	381	(24,866)	81,891

Operating expenses and total cost of purchases	3,813	52,032	1,904	206	(23,801)	34,154

Depreciation, depletion and amortization	1,427	663	28	54	-	2,172

Interest expense	611	621	4	218	(1,121)	333

Income tax expense	1,783	1,639	23	4	-	3,449

Net income	4,686	4,770	148	243	(336)	9,511

Total assets	43,395	41,091	1,004	8,412	(34,270)	59,632

Capital expenditures	7,262	1,822	171	117	-	9,372
Geographical segments

	2009	2008	2007

Sales of crude oil within Russia	735	600	440

Export of crude oil and sales of crude oil by foreign subsidiaries	19,914	24,007	19,258

Sales of petroleum products within Russia	8,101	13,872	9,583

Export of petroleum products and sales of petroleum products by foreign subsidiaries	46,888	62,542	47,154

Sales of chemicals within Russia	514	880	733

Export of chemicals and sales of chemicals by foreign subsidiaries	574	1,232	1,569

Other sales within Russia	2,235	2,335	1,644

Other export sales and other sales by foreign subsidiaries	2,122	2,212	1,510

Total sales	81,083	107,680	81,891

OAO LUKOIL
Notes to Consolidated Financial Statements
(Millions of US dollars, except as indicated)

Note 22. Segment information (continued)

2009	Western Siberia	European Russia	International	Elimination	Consolidated

Sales

Third parties	130	13,750	67,203	-	81,083

Inter-segment	11,035	26,918	18	(37,971)	-

Total sales	11,165	40,668	67,221	(37,971)	81,083

Operating expenses and total cost of purchases	2,035	15,151	59,061	(37,146)	39,101

Depletion, depreciation and amortization	963	2,223	751	-	3,937

Interest expense	62	643	406	(444)	667

Income taxes	624	1,210	219	(59)	1,994

Net income	2,873	4,638	(168)	(332)	7,011

Total assets	20,418	43,890	28,038	(13,327)	79,019

Capital expenditures	1,878	3,186	1,470	-	6,534

2008	Western Siberia	European Russia	International	Elimination	Consolidated

Sales

Third parties	138	19,905	87,637	-	107,680

Inter-segment	15,436	38,808	40	(54,284)	-

Total sales	15,574	58,713	87,677	(54,284)	107,680

Operating expenses and total cost of purchases	2,011	19,789	78,220	(54,043)	45,977

Depletion, depreciation and amortization	832	1,499	627	-	2,958

Interest expense	37	196	260	(102)	391

Income taxes	640	2,397	376	54	3,467

Net income	1,848	7,615	(449)	130	9,144

Total assets	17,136	37,598	23,577	(6,850)	71,461

Capital expenditures	2,915	5,660	2,014	-	10,589

2007	Western Siberia	European Russia	International	Elimination	Consolidated

Sales

Third parties	118	13,226	68,547	-	81,891

Inter-segment	14,045	31,781	30	(45,856)	-

Total sales	14,163	45,007	68,577	(45,856)	81,891

Operating expenses and total cost of purchases	1,995	17,323	59,692	(44,856)	34,154

Depletion, depreciation and amortization	649	969	554	-	2,172

Interest expense	22	244	239	(172)	333

Income taxes	973	2,044	432	-	3,449

Net income	3,587	5,341	884	(301)	9,511

Total assets	16,227	32,764	20,805	(10,164)	59,632

Capital expenditures	2,253	5,448	1,671	-	9,372

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

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

II. Costs incurred in oil and gas property acquisition, exploration, and development activities

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2009	International	Russia	companies	companies	Total

Acquisition of properties - proved	-	17	17	1,154	1,171

Acquisition of properties - unproved	-	23	23	97	120

Exploration costs	221	162	383	11	394

Development costs	549	3,726	4,275	146	4,421

Total costs incurred	770	3,928	4,698	1,408	6,106

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2008	International	Russia	companies	companies	Total

Acquisition of properties - proved	806	6	812	-	812

Acquisition of properties - unproved	49	5	54	6	60

Exploration costs	357	313	670	9	679

Development costs	719	6,430	7,149	139	7,288

Total costs incurred	1,931	6,754	8,685	154	8,839

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2007	International	Russia	companies	companies	Total

Acquisition of properties - proved	-	393	393	-	393

Acquisition of properties - unproved	27	486	513	-	513

Exploration costs	180	366	546	12	558

Development costs	670	5,887	6,557	103	6,660

Total costs incurred	877	7,132	8,009	115	8,124

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

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2009	International	Russia	companies	companies	Total

Revenue

Sales	1,472	13,870	15,342	824	16,166

Transfers	-	11,850	11,850	17	11,867

Total revenues	1,472	25,720	27,192	841	28,033

Production costs (excluding production taxes)	(195)	(2,592)	(2,787)	(98)	(2,885)

Exploration expense	(147)	(71)	(218)	(10)	(228)

Depreciation, depletion, and amortization	(323)	(2,235)	(2,558)	(105)	(2,663)

Accretion expense	-	(43)	(43)	-	(43)

Taxes other than income taxes	(206)	(12,830)	(13,036)	(186)	(13,222)

Related income taxes	(198)	(1,399)	(1,597)	(203)	(1,800)

Total results of operations for producing activities	403	6,550	6,953	239	7,192

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2008	International	Russia	companies	companies	Total

Revenue

Sales	1,839	24,307	26,146	1,112	27,258

Transfers	-	17,941	17,941	11	17,952

Total revenues	1,839	42,248	44,087	1,123	45,210

Production costs (excluding production taxes)	(202)	(3,006)	(3,208)	(74)	(3,282)

Exploration expense	(356)	(131)	(487)	(7)	(494)

Depreciation, depletion, and amortization	(313)	(1,572)	(1,885)	(52)	(1,937)

Accretion expense	-	(25)	(25)	-	(25)

Taxes other than income taxes	(61)	(24,668)	(24,729)	(170)	(24,899)

Related income taxes	(294)	(3,272)	(3,566)	(481)	(4,047)

Total results of operations for producing activities	613	9,574	10,187	339	10,526

				Group’s
			Total	share in
			consolidated	equity
Year ended December 31, 2007	International	Russia	companies	companies	Total

Revenue

Sales	1,351	15,232	16,583	883	17,466

Transfers	-	15,444	15,444	79	15,523

Total revenues	1,351	30,676	32,027	962	32,989

Production costs (excluding production taxes)	(140)	(2,638)	(2,778)	(76)	(2,854)

Exploration expense	(158)	(149)	(307)	(13)	(320)

Depreciation, depletion, and amortization	(259)	(1,130)	(1,389)	(33)	(1,422)

Accretion expense	-	(21)	(21)	-	(21)

Taxes other than income taxes	(7)	(17,087)	(17,094)	(134)	(17,228)

Related income taxes	(384)	(2,378)	(2,762)	(336)	(3,098)

Total results of operations for producing activities	403	7,273	7,676	370	8,046

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

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

				Group’s share
Millions of barrels	Consolidated subsidiaries			in equity
				companies	Total

	International	Russia	Total

Crude oil

January 1, 2007	410	15,183	15,593	334	15,927

Revisions of previous estimates	2	35	37	(23)	14

Purchase of hydrocarbons in place*	-	178	178	(104)	74

Extensions and discoveries	20	463	483	35	518

Production	(26)	(668)	(694)	(19)	(713)

Sales of reserves	(105)	-	(105)	-	(105)

December 31, 2007	301	15,191	15,492	223	15,715

Revisions of previous estimates	80	(1,205)	(1,125)	1	(1,124)

Purchase of hydrocarbons in place	17	19	36	5	41

Extensions and discoveries	30	493	523	6	529

Production	(24)	(660)	(684)	(19)	(703)

December 31, 2008	404	13,838	14,242	216	14,458

Revisions of previous estimates	(85)	(636)	(721)	15	(706)

Purchase of hydrocarbons in place	-	39	39	102	141

Extensions and discoveries	37	503	540	-	540

Production	(27)	(673)	(700)	(20)	(720)

Sales of reserves	-	(17)	(17)	-	(17)

December 31, 2009	329	13,054	13,383	313	13,696

Proved developed reserves

December 31, 2007	164	9,715	9,879	180	10,059

December 31, 2008	208	8,806	9,014	156	9,170

December 31, 2009	186	8,442	8,628	199	8,827

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

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

				Group’s share
Billions of cubic feet	Consolidated subsidiaries			in equity
				companies	Total

	International	Russia	Total

Natural gas

January 1, 2007	4,276	22,128	26,404	193	26,597

Revisions of previous estimates	506	550	1,056	(2)	1,054

Purchase of hydrocarbons in place*	-	19	19	(14)	5

Extensions and discoveries	207	630	837	7	844

Production	(87)	(482)	(569)	(10)	(579)

December 31, 2007	4,902	22,845	27,747	174	27,921

Revisions of previous estimates	566	(386)	180	4	184

Purchase of hydrocarbons in place	1,395	4	1,399	-	1,399

Extensions and discoveries	118	310	428	7	435

Production	(175)	(500)	(675)	(11)	(686)

December 31, 2008	6,806	22,273	29,079	174	29,253

Revisions of previous estimates	(294)	(6,081)	(6,375)	(3)	(6,378)

Purchase of hydrocarbons in place	-	13	13	130	143

Extensions and discoveries	294	164	458	-	458

Production	(175)	(436)	(611)	(15)	(626)

December 31, 2009	6,631	15,933	22,564	286	22,850

Proved developed reserves:

December 31, 2007	1,369	6,553	7,922	133	8,055

December 31, 2008	1,912	5,893	7,805	114	7,919

December 31, 2009	2,002	5,636	7,638	157	7,795

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

				Group’s
			Total	share
			consolidated	in equity
	International	Russia	companies	companies	Total

As of December 31, 2009

Future cash inflows	31,025	385,266	416,291	14,816	431,107

Future production and development costs	(18,778)	(254,811)	(273,589)	(7,692)	(281,281)

Future income tax expenses	(2,337)	(22,285)	(24,622)	(1,489)	(26,111)

Future net cash flows	9,910	108,170	118,080	5,635	123,715
Discount for estimated timing of cash flows (10% p.a.)	(6,468)	(66,015)	(72,483)	(3,013)	(75,496)

Discounted future net cash flows	3,442	42,155	45,597	2,622	48,219

Minority share in discounted future net cash flows	-	1,370	1,370	-	1,370
Included as a part of the $281 billion of future production and development costs are $6.5 billion of future dismantlement, abandonment and rehabilitation costs.

OAO LUKOIL
Supplementary Information on Oil and Gas Exploration and Production Activities (Unaudited)
(Millions of US dollars, except as indicated)

				Group’s
			Total	share
			consolidated	in equity
	International	Russia	companies	companies	Total

As of December 31, 2008

Future cash inflows	26,612	312,334	338,946	5,546	344,492

Future production and development costs	(18,647)	(185,733)	(204,380)	(3,074)	(207,454)

Future income tax expenses	(318)	(21,250)	(21,568)	(516)	(22,084)

Future net cash flows	7,647	105,351	112,998	1,956	114,954

Discount for estimated timing of cash flows (10% p.a.)	(6,132)	(64,296)	(70,428)	(950)	(71,378)

Discounted future net cash flows	1,515	41,055	42,570	1,006	43,576

Minority share in discounted future net cash flows	-	1,333	1,333	-	1,333
Included as a part of the $207 billion of future production and development costs are $6.4 billion of future dismantlement, abandonment and rehabilitation costs.

				Group’s
			Total	share
			consolidated	in equity
	International	Russia	companies	companies	Total

As of December 31, 2007

Future cash inflows	34,051	660,363	694,414	17,892	712,306

Future production and development costs	(13,015)	(442,801)	(455,816)	(4,639)	(460,455)

Future income tax expenses	(2,414)	(48,552)	(50,966)	(3,568)	(54,534)

Future net cash flows	18,622	169,010	187,632	9,685	197,317
Discount for estimated timing of cash flows (10% p.a.)	(9,576)	(106,185)	(115,761)	(4,857)	(120,618)

Discounted future net cash flows	9,046	62,825	71,871	4,828	76,699

Minority share in discounted future net cash flows	-	1,379	1,379	-	1,379
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

10.1	1986 Stock Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.11 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.2	1990 Stock Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.12 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.3	Annual Incentive Compensation Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.13 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.4	Incentive Compensation Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(g) to the Annual Report of ConocoPhillips Company on Form 10-K for the year ended December 31, 1999; File No. 1-720).

10.5	ConocoPhillips Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

Exhibit
Number	Description

10.6	Non-Employee Director Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.18 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.7	Omnibus Securities Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.19 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.8	Key Employee Missed Credited Service Retirement Plan of ConocoPhillips (incorporated by reference to Exhibit 10.10 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.9	Phillips Petroleum Company Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.22 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.10.1	ConocoPhillips Key Employee Supplemental Retirement Plan (incorporated by reference to Exhibit 10.11 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.10.2*	First Amendment to the ConocoPhillips Key Employee Supplemental Retirement Plan.

10.11.1	Defined Contribution Make-Up Plan of ConocoPhillips—Title I (incorporated by reference to Exhibit 10.13.1 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.11.2	Defined Contribution Make-Up Plan of ConocoPhillips—Title II (incorporated by reference to Exhibit 10.12.2 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.12	2002 Omnibus Securities Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.26 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.13	1998 Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.27 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.14	1998 Key Employee Stock Performance Plan of ConocoPhillips (incorporated by reference to Exhibit 10.28 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.15	Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips (incorporated by reference to Exhibit 10.17 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.16	ConocoPhillips Form Indemnity Agreement with Directors (incorporated by reference to Exhibit 10.34 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

Exhibit
Number	Description

10.17.1	Rabbi Trust Agreement dated December 17, 1999 (incorporated by reference to Exhibit 10.11 of the Annual Report of ConocoPhillips Holding Company on Form 10-K for the year ended December 31, 1999; File No. 001-14521).

10.17.2	Amendment to Rabbi Trust Agreement dated February 25, 2002 (incorporated by reference to Exhibit 10.39.1 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.18.1	ConocoPhillips Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10.40 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2003; File No. 000-49987).

10.18.2	First and Second Amendments to the ConocoPhillips Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarterly period ended June 30, 2008; File No. 001-32395).

10.19	ConocoPhillips Matching Gift Plan for Directors and Executives (incorporated by reference to Exhibit 10.41 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2003; File No. 000-49987).

10.20.1	Key Employee Deferred Compensation Plan of ConocoPhillips—Title I (incorporated by reference to Exhibit 10.23.1 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.20.2	Key Employee Deferred Compensation Plan of ConocoPhillips—Title II (incorporated by reference to Exhibit 10.21.2 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.20.3*	First Amendment to the Key Employee Deferred Compensation Plan of ConocoPhillips—Title II.

10.20.4*	Second Amendment to the Key Employee Deferred Compensation Plan of ConocoPhillips—Title II.

10.21	ConocoPhillips Key Employee Change in Control Severance Plan (incorporated by reference to Exhibit 10.22 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.22	ConocoPhillips Executive Severance Plan (incorporated by reference to Exhibit 10.23 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.23	2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix C of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2004 Annual Meeting of Shareholders; File No. 000-49987).

10.24	Aircraft Time Sharing Agreement by and between James J. Mulva and ConocoPhillips (incorporated by reference to Exhibit 10 of the Quarterly Report of ConocoPhillips on Form 10-Q for the quarterly period ended June 30, 2007; File No. 001-32395).

10.25	Form of Stock Option Award Agreement under the ConocoPhillips Stock Option and Stock Appreciation Rights Program (incorporated by reference to Exhibit 10.26 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

Exhibit
Number	Description

10.26	Form of Restricted Stock Unit Award Agreement under the ConocoPhillips Performance Share Program (incorporated by reference to Exhibit 10.27 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.27	Omnibus Amendments to certain ConocoPhillips employee benefit plans, adopted December 7, 2007 (incorporated by reference to Exhibit 10.30 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2007; File No. 001-32395).

10.28	Annex to Nonqualified Deferred Compensation Arrangements of ConocoPhillips (incorporated by reference to Exhibit 10.30 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.29	2009 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix A of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Shareholders; File No. 001-32395).

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries of ConocoPhillips.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of DeGolyer and MacNaughton.

23.3**	Consent of ZAO KPMG, Independent Auditors of OAO LUKOIL.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.3**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

32.1**	Certifications pursuant to 18 U.S.C. Section 1350.

99*	Report of DeGolyer and MacNaughton.

Exhibit
Number	Description

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.
* Included as part of the original 2010 Form 10-K filed on February 23, 2011.
** Filed herewith as part of this Amendment No. 1 on Form 10-K/A.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONOCOPHILLIPS

March 25, 2011	/s/ Glenda M. Schwarz
Glenda M. Schwarz
Vice President and Controller