Form 10-Q
period 2011-03-31
CONOCOPHILLIPS
filed 2011-05-03
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-32395

ConocoPhillips
(Exact name of registrant as specified in its charter)

Delaware	01-0562944
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Large accelerated filer [x]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]
The registrant had 1,413,506,613 shares of common stock, $.01 par value, outstanding at March 31, 2011.

CONOCOPHILLIPS

Page
Part I – Financial Information

Item 1. Financial Statements
Consolidated Income Statement	1
Consolidated Balance Sheet	2
Consolidated Statement of Cash Flows	3
Notes to Consolidated Financial Statements	4
Supplementary Information—Condensed Consolidating Financial Information	23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

Part II – Other Information

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6. Exhibits	48

Signature	49
EX-10
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended
	March 31
	2011	2010

Revenues and Other Income
Sales and other operating revenues*	$56,530	44,821
Equity in earnings of affiliates	1,017	868
Gain on dispositions**	616	24
Other income**	84	49

Total Revenues and Other Income	58,247	45,762

Costs and Expenses
Purchased crude oil, natural gas and products	42,376	31,521
Production and operating expenses	2,628	2,527
Selling, general and administrative expenses	499	444
Exploration expenses	176	383
Depreciation, depletion and amortization	2,070	2,318
Impairments	-	91
Taxes other than income taxes*	4,364	4,037
Accretion on discounted liabilities	112	114
Interest and debt expense	262	301
Foreign currency transaction (gains) losses	(36)	36

Total Costs and Expenses	52,451	41,772

Income before income taxes	5,796	3,990
Provision for income taxes	2,754	1,878

Net income	3,042	2,112
Less: net income attributable to noncontrolling interests	(14)	(14)

Net Income Attributable to ConocoPhillips	$3,028	2,098

Net Income Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$2.11	1.41
Diluted	2.09	1.40

Dividends Paid Per Share of Common Stock (dollars)	$.66	.50

Average Common Shares Outstanding (in thousands)
Basic	1,432,285	1,492,861
Diluted	1,445,477	1,503,565

*Includes excise taxes on petroleum products sales:	$3,382	3,220
**2010 has been reclassified to conform to current-year presentation.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	March 31	December 31
	2011	2010

Assets
Cash and cash equivalents	$6,172	9,454
Short-term investments*	2,231	973
Accounts and notes receivable (net of allowance of $38 million in 2011 and $32 million in 2010)	14,549	13,787
Accounts and notes receivable—related parties	1,859	2,025
Investment in LUKOIL	-	1,083
Inventories	7,944	5,197
Prepaid expenses and other current assets	2,858	2,141

Total Current Assets	35,613	34,660
Investments and long-term receivables	32,791	31,581
Loans and advances—related parties	2,138	2,180
Net properties, plants and equipment	83,765	82,554
Goodwill	3,630	3,633
Intangibles	797	801
Other assets	909	905

Total Assets	$159,643	156,314

Liabilities
Accounts payable	$18,044	16,613
Accounts payable—related parties	2,159	1,786
Short-term debt	605	936
Accrued income and other taxes	5,445	4,874
Employee benefit obligations	632	1,081
Other accruals	2,333	2,129

Total Current Liabilities	29,218	27,419
Long-term debt	22,604	22,656
Asset retirement obligations and accrued environmental costs	9,455	9,199
Joint venture acquisition obligation—related party	4,135	4,314
Deferred income taxes	17,530	17,335
Employee benefit obligations	3,590	3,683
Other liabilities and deferred credits	2,590	2,599

Total Liabilities	89,122	87,205

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2011—1,744,701,911 shares; 2010—1,740,529,279 shares)
Par value	17	17
Capital in excess of par	44,314	44,132
Grantor trusts (at cost: 2011—36,879,857 shares; 2010—36,890,375 shares)	(632)	(633)
Treasury stock (at cost: 2011—294,315,441 shares; 2010—272,873,537 shares)	(21,713)	(20,077)
Accumulated other comprehensive income	5,547	4,773
Unearned employee compensation	(41)	(47)
Retained earnings	42,480	40,397

Total Common Stockholders’ Equity	69,972	68,562
Noncontrolling interests	549	547

Total Equity	70,521	69,109

Total Liabilities and Equity	$159,643	156,314

*Includes marketable securities of:	$1,997	602
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Three Months Ended
	March 31
	2011	2010

Cash Flows From Operating Activities
Net income	$3,042	2,112
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	2,070	2,318
Impairments	-	91
Dry hole costs and leasehold impairments	50	133
Accretion on discounted liabilities	112	114
Deferred taxes	87	(35)
Undistributed equity earnings	(523)	(503)
Gain on dispositions	(616)	(24)
Other	(185)	(187)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(681)	677
Decrease (increase) in inventories	(2,669)	(2,439)
Decrease (increase) in prepaid expenses and other current assets	(546)	(398)
Increase (decrease) in accounts payable	1,753	396
Increase (decrease) in taxes and other accruals	53	785

Net Cash Provided by Operating Activities	1,947	3,040

Cash Flows From Investing Activities
Capital expenditures and investments	(2,884)	(2,071)
Proceeds from asset dispositions	1,787	132
Net purchases of short-term investments	(1,170)	-
Long-term advances/loans—related parties	4	(248)
Collection of advances/loans—related parties	40	27
Other	12	3

Net Cash Used in Investing Activities	(2,211)	(2,157)

Cash Flows From Financing Activities
Issuance of debt	-	362
Repayment of debt	(373)	(15)
Issuance of company common stock	75	9
Repurchase of company common stock	(1,636)	-
Dividends paid on company common stock	(944)	(744)
Other	(183)	(186)

Net Cash Used in Financing Activities	(3,061)	(574)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	43	4

Net Change in Cash and Cash Equivalents	(3,282)	313
Cash and cash equivalents at beginning of period	9,454	542

Cash and Cash Equivalents at End of Period	$6,172	855

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips
Note 1—Interim Financial Information
The interim-period financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments, in the opinion of management, necessary for a fair presentation of the consolidated financial position of ConocoPhillips and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature. To enhance your understanding of these interim financial statements, see the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.
Note 2—Variable Interest Entities (VIEs)
We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:
We have a 30 percent ownership interest with a 50 percent governance interest in the OOO Naryanmarneftegaz (NMNG) joint venture to develop resources in the Timan-Pechora province of Russia. The NMNG joint venture is a VIE because we and LUKOIL have disproportionate interests, and LUKOIL was a related party at the inception of the joint venture. Since LUKOIL is no longer a related party, we do not believe NMNG would be a VIE if reconsidered today. LUKOIL owns 70 percent versus our 30 percent direct interest; therefore, we have determined we are not the primary beneficiary of NMNG, and we use the equity method of accounting for this investment. The funding of NMNG has been provided with equity contributions, primarily for the development of the Yuzhno Khylchuyu (YK) Field. The book value of our investment in the venture was $730 million and $735 million at March 31, 2011, and December 31, 2010, respectively.
We have an agreement with Freeport LNG Development, L.P. (Freeport LNG) to participate in a liquefied natural gas (LNG) receiving terminal in Quintana, Texas. We have no ownership in Freeport LNG; however, we own a 50 percent interest in Freeport LNG GP, Inc. (Freeport GP), which serves as the general partner managing the venture. We entered into a credit agreement with Freeport LNG, whereby we agreed to provide loan financing for the construction of the terminal. We also entered into a long-term agreement with Freeport LNG to use 0.9 billion cubic feet per day of regasification capacity. The terminal became operational in June 2008, and we began making payments under the terminal use agreement. Freeport LNG began making loan repayments in September 2008, and the loan balance outstanding was $642 million at March 31, 2011, and $653 million at December 31, 2010. Freeport LNG is a VIE because Freeport GP holds no equity in Freeport LNG, and the limited partners of Freeport LNG do not have any substantive decision making ability. We performed an analysis of the expected losses and determined we are not the primary beneficiary. This expected loss analysis took into account that the credit support arrangement requires Freeport LNG to maintain sufficient commercial insurance to mitigate any loan losses. The loan to Freeport LNG is accounted for as a financial asset, and our investment in Freeport GP is accounted for as an equity investment.

Note 3—Inventories
Inventories consisted of the following:

	Millions of Dollars
	March 31	December 31
	2011	2010

Crude oil and petroleum products	$6,973	4,254
Materials, supplies and other	971	943

	$7,944	5,197

Inventories valued on the last-in, first-out (LIFO) basis totaled $6,713 million and $4,051 million at March 31, 2011, and December 31, 2010, respectively. The excess of current replacement cost over LIFO cost of inventories amounted to $9,812 million and $6,794 million at March 31, 2011, and December 31, 2010, respectively.
Note 4—Investments, Loans and Long-Term Receivables
Australia Pacific LNG
In April 2011, Australia Pacific LNG Pty Ltd (APLNG) and China Petrochemical Corporation (Sinopec) signed definitive agreements for supply of up to 4.3 million tonnes per annum of LNG for 20 years. The agreements also specify terms under which Sinopec will subscribe for a 15 percent equity interest in APLNG, with both our ownership interest and Origin Energy’s ownership interest diluting to 42.5 percent. The transaction is subject to satisfaction of certain conditions to closing, currently expected to occur in the third quarter of 2011. At closing, we expect to record a loss on disposition of approximately $250 million after-tax from the dilution.
LUKOIL
We completed the disposition of our interest in LUKOIL during the first quarter of 2011, realizing a before-tax gain of $360 million and cash proceeds of $1,243 million.
Loans and Long-Term Receivables
As part of our normal ongoing business operations and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. Significant loans to affiliated companies at March 31, 2011, included the following:
•	$642 million in loan financing to Freeport LNG.

•	$1,186 million in project financing to Qatar Liquefied Gas Company Limited (3) (QG3).

•	$550 million in loan financing to WRB Refining LP.
The long-term portion of these loans is included in the “Loans and advances—related parties” line on the consolidated balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.”
Significant long-term receivables and loans to non-affiliated companies at March 31, 2011, included $372 million related to seller financing of U.S. retail marketing assets. Long-term receivables and the long-term portion of these loans are included in the “Investments and long-term receivables” line item on the consolidated balance sheet, while the short-term portion related to non-affiliate loans is in “Accounts and notes receivable.”

Other
We have investments remeasured at fair value on a recurring basis to support certain nonqualified deferred compensation plans. The fair value of these assets at March 31, 2011, was $358 million, and at December 31, 2010, was $325 million. Substantially the entire value is categorized in Level 1 of the fair value hierarchy. These investments are measured at fair value using a market approach based on quotations from national securities exchanges.
Merey Sweeny, L.P. (MSLP) is a limited partnership that owns a 70,000-barrel-per-day delayed coker and related facilities at the Sweeny Refinery. MSLP processes our long residue, which is produced from heavy sour crude oil, for a processing fee. Fuel-grade petroleum coke is produced as a by-product and becomes the property of MSLP. Prior to August 28, 2009, MSLP was owned 50/50 by us and Petróleos de Venezuela S.A. (PDVSA). Under the agreements that govern the relationships between the partners, certain defaults by PDVSA with respect to supply of crude oil to the Sweeny Refinery gave us the right to acquire PDVSA’s 50 percent ownership interest in MSLP. On August 28, 2009, we exercised that right. PDVSA has initiated arbitration with the International Chamber of Commerce challenging our actions, and the arbitration process is underway. We continue to use the equity method of accounting for our investment in MSLP.
Note 5—Properties, Plants and Equipment
Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, depletion and amortization (Accum. DD&A), was:

	Millions of Dollars
	March 31, 2011			December 31, 2010
	Gross	Accum.	Net	Gross	Accum.	Net
	PP&E	DD&A	PP&E	PP&E	DD&A	PP&E

Exploration and Production (E&P)	$120,562	53,088	67,474	116,805	50,501	66,304
Midstream	131	81	50	128	80	48
Refining and Marketing (R&M)	23,964	9,347	14,617	23,579	8,999	14,580
LUKOIL Investment	-	-	-	-	-	-
Chemicals	-	-	-	-	-	-
Emerging Businesses	1,031	189	842	981	161	820
Corporate and Other	1,721	939	782	1,732	930	802

	$147,409	63,644	83,765	143,225	60,671	82,554

Note 6—Suspended Wells
The capitalized cost of suspended wells at March 31, 2011, was $1,042 million, an increase of $29 million from $1,013 million at year-end 2010. For the category of exploratory well costs capitalized for a period greater than one year as of December 31, 2010, no wells were charged to dry hole expense during the first three months of 2011.
Note 7—Debt
We have two commercial paper programs supported by our $7.85 billion revolving credit facilities: the ConocoPhillips $6.35 billion program, primarily a funding source for short-term working capital needs, and the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, which is used to fund commitments relating to the QG3 Project. Commercial paper maturities are generally limited to 90 days.

At both March 31, 2011, and December 31, 2010, we had no direct outstanding borrowings under our revolving credit facilities, but $40 million in letters of credit had been issued. In addition, under the two commercial paper programs, there was $1,155 million of commercial paper outstanding at March 31, 2011, compared with $1,182 million at December 31, 2010. Since we had $1,155 million of commercial paper outstanding and had issued $40 million of letters of credit, we had access to $6.7 billion in borrowing capacity under our revolving credit facilities at March 31, 2011.
During the first three months of 2011, a $328 million 9.375% Note was repaid at its maturity.
At March 31, 2011, we classified $1,100 million of short-term debt as long-term debt, based on our ability and intent to refinance the obligation on a long-term basis under our revolving credit facilities.
Note 8—Joint Venture Acquisition Obligation
We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL Partnership. Quarterly principal and interest payments of $237 million began in the second quarter of 2007 and will continue until the balance is paid. Of the principal obligation amount, approximately $704 million was short-term and was included in the “Accounts payable—related parties” line on our March 31, 2011, consolidated balance sheet. The principal portion of these payments, which totaled $170 million in the first three months of 2011, is included in the “Other” line in the financing activities section of our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.
Note 9—Noncontrolling Interests
Activity for the equity attributable to noncontrolling interests for the first three months of 2011 and 2010 was as follows:

	Millions of Dollars
	2011			2010
	Common	Non-		Common	Non-
	Stockholders’	Controlling	Total	Stockholders’	Controlling	Total
	Equity	Interest	Equity	Equity	Interest	Equity

Balance at January 1	$68,562	547	69,109	62,023	590	62,613
Net income	3,028	14	3,042	2,098	14	2,112
Dividends	(944)	-	(944)	(1,563)	-	(1,563)
Repurchase of company common stock	(1,636)	-	(1,636)	-	-	-
Distributions to noncontrolling interests	-	(12)	(12)	-	(24)	(24)
Other changes, net*	962	-	962	279	-	279

Balance at March 31	$69,972	549	70,521	62,837	580	63,417

*Includes components of other comprehensive income, which are disclosed separately in Note 13—Comprehensive Income.

Note 10—Guarantees
At March 31, 2011, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
Construction Completion Guarantees
In December 2005, we issued a construction completion guarantee for 30 percent of the $4 billion in loan facilities of QG3, which are being used to finance the construction of an LNG train in Qatar. Of the $4 billion in loan facilities, we committed to provide $1.2 billion. The maximum potential amount of future payments to third-party lenders under the guarantee is estimated to be $850 million, which could become payable if the full debt financing is utilized and completion of the QG3 Project is not achieved. The project financing will be nonrecourse to ConocoPhillips upon certified completion, which is expected in 2011. At March 31, 2011, the carrying value of the guarantee to third-party lenders was $11 million.
Guarantees of Joint Venture Debt
At March 31, 2011, we had guarantees outstanding for our portion of joint venture debt obligations, which have terms of up to 15 years. The maximum potential amount of future payments under the guarantees is approximately $80 million. Payment would be required if a joint venture defaults on its debt obligations.
Other Guarantees
•	In conjunction with our purchase of a 50 percent ownership interest in APLNG from Origin Energy in October 2008, we agreed to participate, if and when requested, in any parent company guarantees that were outstanding at the time we purchased our interest in APLNG. These parent company guarantees cover the obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of 6 to 21 years. Our maximum potential amount of future payments, or cost of volume delivery, under these guarantees is estimated to be $1,603 million ($3,532 million in the event of intentional or reckless breach) at March 2011 exchange rates based on our 50 percent share of the remaining contracted volumes, which could become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.

•	We have other guarantees with maximum future potential payment amounts totaling $390 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures, guarantees of minimum charter revenue for two LNG vessels, one small construction completion guarantee, guarantees of the lease payment obligations of a joint venture, and guarantees of the residual value of leased corporate aircraft. These guarantees generally extend up to 14 years or life of the venture.
Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at March 31, 2011, was $375 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity.

In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $240 million of environmental accruals for known contamination that are included in asset retirement obligations and accrued environmental costs at March 31, 2011. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.
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
We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2011, our balance sheet included a total environmental accrual of $1,011 million, compared with $994 million at December 31, 2010. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.
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
Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at March 31, 2011, we had performance obligations secured by letters of credit of $1,735 million (of which $40 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business.
In 2007, we announced we had been unable to reach agreement with respect to our migration to an empresa mixta structure mandated by the Venezuelan government’s Nationalization Decree. As a result, Venezuela’s national oil company, PDVSA, or its affiliates directly assumed control over ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures and the offshore Corocoro development project. In response to this expropriation, we filed a request for international arbitration on November 2, 2007, with the World Bank’s International Centre for Settlement of Investment Disputes (ICSID). An arbitration hearing was held during 2010 before ICSID, and the arbitration process is ongoing.
In 2008, Burlington Resources, Inc., a wholly owned subsidiary of ConocoPhillips, initiated arbitration before ICSID against The Republic of Ecuador and PetroEcuador, as a result of the newly enacted Windfall Profits Tax Law and government-mandated renegotiation of our production sharing contracts. Despite a restraining order issued by ICSID, Ecuador confiscated the crude oil production of Burlington and its co-venturer and sold the illegally seized crude oil. In 2009, Ecuador took over operations in Blocks 7 and 21, fully expropriating our assets. In June 2010, the ICSID tribunal concluded it has jurisdiction to hear the expropriation claim. An arbitration hearing on case merits occurred in March 2011. The arbitration process is ongoing.

Note 12—Financial Instruments and Derivative Contracts
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
These financial instruments appear in the “Cash and cash equivalents” line of our consolidated balance sheet if the maturities at the time we made the investments were 90 days or less; otherwise, these held-to-maturity investments are included in the “Short-term investments” line. We held the following financial instruments:

	Millions of Dollars
	Carrying Amount
	Cash & Cash Equivalents		Short-Term Investments*
	March 31	December 31	March 31	December 31
	2011	2010	2011	2010

Cash	$981	1,284	-	-

Time Deposits
Remaining maturities from 1 to 90 days	3,267	6,154	138	302
Remaining maturities from 91 to 180 days	-	-	96	69
Commercial Paper
Remaining maturities from 1 to 90 days	1,707	1,566	365	525
Remaining maturities from 91 to 180 days	-	-	184	-
Government Obligations
Remaining maturities from 1 to 90 days	217	450	1,287	77
Remaining maturities from 91 to 180 days	-	-	161	-

	$6,172	9,454	2,231	973

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
Purchase and sales contracts with fixed minimum notional volumes for commodities that are readily convertible to cash (e.g., crude oil, natural gas and gasoline) are recorded on the balance sheet as derivatives unless the contracts are eligible for and we elect the normal purchases and normal sales exception (i.e. contracts to purchase or sell quantities we expect to use or sell over a reasonable period in the normal course of business). We record most of our contracts to buy or sell natural gas and the majority of our contracts to sell power as derivatives, but we do apply the normal purchases and normal sales exception to certain long-term contracts to sell our natural gas production. We generally apply this normal purchases and normal sales exception to eligible crude oil and refined product commodity purchase and sales contracts; however, we may elect not to apply this exception (e.g., when another derivative instrument will be used to mitigate the risk of the purchase or sales contract but hedge accounting will not be applied, in which case both the purchase or sales contract and the derivative contract mitigating the resulting risk will be recorded on the balance sheet at fair value).
We generally value our exchange-cleared derivatives using closing prices provided by the exchange as of the balance sheet date, and these are classified as Level 1 in the fair value hierarchy. Where exchange-provided prices are adjusted or non-exchange quotes are used, we generally classify those exchange-cleared contracts as Level 2. Over-the-counter (OTC) financial swaps and physical commodity forward purchase and sales contracts are generally valued using quotations provided by brokers and price index developers, such as Platts and Oil Price Information Service. These quotes are corroborated with market data and are classified as Level 2. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, OTC swaps and physical commodity purchase and sales contracts are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. A contract that is initially classified as Level 3 due to absence or insufficient corroboration of broker quotes over a material portion of the contract will transfer to Level 2 when the portion of the trade having no quotes or insufficient corroboration becomes an insignificant portion of the contract. A contract would also transfer to Level 2 if we began using a corroborated broker quote that has become available. Conversely, if a corroborated broker quote ceases to be available or used by us, the contract would transfer from Level 2 to Level 3. There were no material transfers in or out of Level 1.
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
The fair value hierarchy for our derivative assets and liabilities accounted for at fair value on a recurring basis was:

	Millions of Dollars
	March 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	$4,078	1,695	54	5,827	1,957	1,243	63	3,263
Interest rate derivatives	-	14	-	14	-	20	-	20
Foreign currency exchange derivatives	-	12	-	12	-	15	-	15

Total assets	4,078	1,721	54	5,853	1,957	1,278	63	3,298

Liabilities
Commodity derivatives	4,644	1,623	26	6,293	2,230	1,118	36	3,384
Foreign currency exchange derivatives	-	15	-	15	-	9	-	9

Total liabilities	4,644	1,638	26	6,308	2,230	1,127	36	3,393

Net assets (liabilities)	$(566)	83	28	(455)	(273)	151	27	(95)

The derivative values above are based on analysis of each contract as the fundamental unit of account; therefore, derivative assets and liabilities with the same counterparty are not reflected net where the right of setoff exists. Gains or losses from contracts in one level may be offset by gains or losses on contracts in another level or by changes in values of physical contracts or positions that are not reflected in the table above.
As reflected in the table above, Level 3 activity was not material.
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
The fair value of commodity derivative assets and liabilities and the line items where they appear on our consolidated balance sheet were:

	Millions of Dollars
	March 31	December 31
	2011	2010
Assets
Prepaid expenses and other current assets	$5,527	3,073
Other assets	317	211
Liabilities
Other accruals	6,068	3,212
Other liabilities and deferred credits	242	193

Hedge accounting has not been used for any items in the table. The amounts shown are presented gross (i.e., without netting assets and liabilities with the same counterparty where the right of setoff and intent to net exist).
The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended
	March 31
	2011	2010
Sales and other operating revenues	$(1,001)	482
Other income	(7)	(10)
Purchased crude oil, natural gas and products	293	(507)

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

	Open Position
	Long/(Short)
	March 31	December 31
	2011	2010
Commodity
Crude oil, refined products and natural gas liquids (millions of barrels)	(33)	(16)
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(87)	(69)
Basis	212	(43)

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
The fair value of interest rate derivative assets and liabilities and the line items where they appear on our consolidated balance sheet were:

	Millions of Dollars
	March 31	December 31
	2011	2010
Assets
Prepaid expenses and other current assets	$11	11
Other assets	3	9

Hedge accounting was used for all items in the table. The amounts shown are presented gross.
The (gains) and losses from interest rate derivatives used in a fair-value hedge, losses and (gains) from changes in the fair value of the hedged debt, and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended
	March 31
	2011	2010
Recorded in interest and debt expense
From the interest rate derivatives	$2	-
From the hedged debt	(5)	-

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
The fair value of foreign currency exchange derivative assets and liabilities, and the line items where they appear on our consolidated balance sheet were:

	Millions of Dollars
	March 31	December 31
	2011	2010
Assets
Prepaid expenses and other current assets	$12	14
Other assets	-	1
Liabilities
Other accruals	12	7
Other liabilities and deferred credits	3	2

Hedge accounting has not been used for any items in the table. The amounts shown are presented gross.
Gains and losses from foreign currency exchange derivatives, and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended
	March 31
	2011	2010
Foreign exchange transaction (gains) losses	$3	46

Hedge accounting has not been used for any items in the table.
We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions
	Notional Currency*
	March 31		December 31
	2011		2010
Foreign Currency Exchange Derivatives
Sell U.S. dollar, buy other currencies**	USD	382	569
Sell euro, buy British pound	EUR	96	253

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
The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position on March 31, 2011, and December 31, 2010, was $273 million and $225 million, respectively, for which no collateral was posted. If our credit rating were lowered one level from its “A” rating (per Standard and Poor’s) on March 31, 2011, we would be required to post no additional collateral to our counterparties. If we were downgraded below investment grade, we would be required to post $273 million of additional collateral, either with cash or letters of credit.
Fair Values of Financial Instruments
We used the following methods and assumptions to estimate the fair value of financial instruments:
•	Cash, cash equivalents and short-term investments: The carrying amount reported on the balance sheet approximates fair value.

•	Accounts and notes receivable: The carrying amount reported on the balance sheet approximates fair value.

•	Investment in LUKOIL shares: We completed the disposition of our interest in LUKOIL during the first quarter of 2011. At December 31, 2010, our investment in LUKOIL was carried at fair value of $1,083 million, reflecting a closing price of LUKOIL American Depositary Receipts (ADRs) on the London Stock Exchange of $56.50 per share.

•	Debt: The carrying amount of our floating-rate debt approximates fair value. The fair value of the fixed-rate debt is estimated based on quoted market prices.

•	Fixed-rate 5.3 percent joint venture acquisition obligation: Fair value is estimated based on the net present value of the future cash flows, discounted at March 31, 2011, and December 31, 2010, effective yield rates of 2.01 percent and 1.87 percent, respectively, based on yields of U.S. Treasury securities of similar average duration adjusted for our average credit risk spread and the amortizing nature of the obligation principal. See Note 8—Joint Venture Acquisition Obligation, for additional information.

•	Commodity swaps: Fair value is estimated based on forward market prices and approximates the exit price at period end. When forward market prices are not available, fair value is estimated using the forward prices of a similar commodity with adjustments for differences in quality or location.

•	Futures: Fair values are based on quoted market prices obtained from the New York Mercantile Exchange, the ICE Futures, or other traded exchanges.

•	Interest rate swap contracts: Fair value is estimated based on a pricing model and market observable interest rate swap curves obtained from a third-party market data provider.

•	Forward-exchange contracts: Fair values are estimated by comparing the contract rate to the forward rates in effect at the end of the respective reporting periods, and approximate the exit prices at those dates.
Our commodity derivative and financial instruments were:

	Millions of Dollars
	Carrying Amount		Fair Value
	March 31	December 31	March 31	December 31
	2011	2010	2011	2010
Financial assets
Foreign currency exchange derivatives	$12	15	12	15
Interest rate derivatives	14	20	14	20
Commodity derivatives	658	624	658	624
Investment in LUKOIL	-	1,083	-	1,083
Financial liabilities
Total debt, excluding capital leases	23,172	23,553	25,446	26,144
Joint venture acquisition obligation	4,839	5,009	5,367	5,600
Foreign currency exchange derivatives	15	9	15	9
Commodity derivatives	539	426	539	426

The amounts shown for derivatives in the preceding table are presented net (i.e., assets and liabilities with the same counterparty are netted where the right of setoff and intent to net exist). In addition, the March 31, 2011, commodity derivative assets and liabilities appear net of $16 million of obligations to return cash collateral and $601 million of rights to reclaim cash collateral, respectively. The December 31, 2010, commodity derivative assets and liabilities appear net of $5 million of obligations to return cash collateral and $324 million of rights to reclaim cash collateral, respectively. No collateral was deposited or held for the foreign currency derivatives or interest rate derivatives.
Note 13—Comprehensive Income
ConocoPhillips’ comprehensive income was as follows:

	Millions of Dollars
	Three Months Ended
	March 31
	2011	2010
Net income	$3,042	2,112
After-tax changes in:
Defined benefit plans
Net prior service cost	1	2
Net actuarial gain	33	35
Nonsponsored plans	3	2
Net reclassification adjustment for gain on securities recognized in net income	(158)	-
Foreign currency translation adjustments	894	171
Hedging activities	1	-

Comprehensive income	3,816	2,322
Less: comprehensive income attributable to noncontrolling interests	(14)	(14)

Comprehensive income attributable to ConocoPhillips	$3,802	2,308

Accumulated other comprehensive income in the equity section of the balance sheet included:

	Millions of Dollars
	March 31	December 31
	2011	2010

Defined benefit pension liability adjustments	$(1,321)	(1,358)
Net unrealized gain on securities	-	158
Foreign currency translation adjustments	6,874	5,980
Deferred net hedging loss	(6)	(7)

Accumulated other comprehensive income	$5,547	4,773

There were no items within accumulated other comprehensive income related to noncontrolling interests.
Note 14—Cash Flow Information

	Millions of Dollars
	Three Months Ended
	March 31
	2011	2010

Cash Payments
Interest	$286	322
Income taxes	2,722	1,596

Net Purchases of Short-Term Investments
Short-term investments purchased	$(2,101)	-
Short-term investments sold	931	-

	$(1,170)	-

Note 15—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
Three Months Ended	March 31				March 31
	2011		2010		2011	2010
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$64	24	57	23	3	3
Interest cost	62	44	65	43	10	11
Expected return on plan assets	(70)	(43)	(56)	(38)	-	-
Amortization of prior service cost	2	-	2	-	(2)	1
Recognized net actuarial loss (gain)	41	11	42	14	(1)	(2)

Net periodic benefit cost	$99	36	110	42	10	13

During the first three months of 2011, we contributed $208 million to our domestic benefit plans and $53 million to our international benefit plans.

Note 16—Related Party Transactions
Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended
	March 31
	2011	2010

Operating revenues and other income (a)	$1,816	1,934
Purchases (b)	4,354	3,439
Operating expenses and selling, general and administrative expenses (c)	105	81
Net interest expense (d)	19	19

(a)	We sold natural gas to DCP Midstream, LLC and crude oil to the Malaysian Refining Company Sdn. Bhd. (MRC), among others, for processing and marketing. Natural gas liquids, solvents and petrochemical feedstocks were sold to Chevron Phillips Chemical Company LLC (CPChem), and gas oil and hydrogen feedstocks were sold to Excel Paralubes. The first quarter of 2010 included sales of refined products to CFJ Properties and LUKOIL, which were no longer considered related parties beginning in the third and fourth quarters of 2010, respectively, due to the sales of our interests. Natural gas, crude oil, blendstock and other intermediate products were sold to WRB Refining LP. In addition, we charged several of our affiliates, including CPChem and MSLP, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)	We purchased refined products from WRB. We purchased natural gas and natural gas liquids from DCP Midstream and CPChem for use in our refinery processes and other feedstocks from various affiliates. We purchased refined products from MRC. The first quarter of 2010 included purchases of crude oil from LUKOIL, which was no longer considered a related party beginning in the fourth quarter of 2010. We also paid fees to various pipeline equity companies for transporting finished refined products and natural gas, as well as a price upgrade to MSLP for heavy crude processing. We purchased base oils and fuel products from Excel Paralubes for use in our refinery and lubricants businesses.

(c)	We paid processing fees to various affiliates. Additionally, we paid transportation fees to pipeline equity companies.

(d)	We paid and/or received interest to/from various affiliates, including FCCL Partnership. See Note 4—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

Note 17—Segment Disclosures and Related Information
We have organized our reporting structure based on the grouping of similar products and services, resulting in six operating segments:
1)	E&P—This segment primarily explores for, produces, transports and markets crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis.

2)	Midstream—This segment gathers, processes and markets natural gas produced by ConocoPhillips and others, and fractionates and markets natural gas liquids, predominantly in the United States and Trinidad. The Midstream segment primarily consists of our 50 percent equity investment in DCP Midstream.

3)	R&M—This segment purchases, refines, markets and transports crude oil and petroleum products, mainly in the United States, Europe and Asia.

4)	LUKOIL Investment—This segment represents our past investment in the ordinary shares of OAO LUKOIL, an international, integrated oil and gas company headquartered in Russia. In the first quarter of 2011, we completed the divestiture of our entire interest in LUKOIL.

5)	Chemicals—This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in CPChem.

6)	Emerging Businesses—This segment represents our investment in new technologies or businesses outside our normal scope of operations.
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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended
	March 31
	2011	2010

Sales and Other Operating Revenues
E&P
United States	$7,755	8,192
International	7,920	7,460
Intersegment eliminations—U.S.	(1,688)	(1,375)
Intersegment eliminations—international	(2,067)	(1,896)

E&P	11,920	12,381

Midstream
Total sales	2,328	2,078
Intersegment eliminations	(156)	(116)

Midstream	2,172	1,962

R&M
United States	29,953	21,713
International	12,744	8,913
Intersegment eliminations—U.S.	(265)	(198)
Intersegment eliminations—international	(13)	(13)

R&M	42,419	30,415

LUKOIL Investment	-	-
Chemicals	3	3

Emerging Businesses
Total sales	156	215
Intersegment eliminations	(145)	(159)

Emerging Businesses	11	56

Corporate and Other	5	4

Consolidated sales and other operating revenues	$56,530	44,821

Net Income Attributable to ConocoPhillips
E&P
United States	$863	757
International	1,489	1,075

Total E&P	2,352	1,832

Midstream	73	77

R&M
United States	402	12
International	80	(16)

Total R&M	482	(4)

LUKOIL Investment	239	387
Chemicals	193	110
Emerging Businesses	(7)	6
Corporate and Other	(304)	(310)

Net income attributable to ConocoPhillips	$3,028	2,098

	Millions of Dollars
	March 31	December 31
	2011	2010

Total Assets
E&P
United States	$35,379	35,607
International	65,170	63,086

Total E&P	100,549	98,693

Midstream	2,069	2,506

R&M
United States	28,899	26,028
International	10,355	8,463
Goodwill	3,630	3,633

Total R&M	42,884	38,124

LUKOIL Investment	-	1,129
Chemicals	2,794	2,732
Emerging Businesses	988	964
Corporate and Other	10,359	12,166

Consolidated total assets	$159,643	156,314

Note 18—Income Taxes
Our effective tax rates for the first quarter of 2011 and 2010 were 48 percent and 47 percent, respectively. The effective tax rate in excess of the domestic federal statutory rate of 35 percent was primarily due to foreign taxes.

Supplementary Information—Condensed Consolidating Financial Information
We have various cross guarantees among ConocoPhillips, ConocoPhillips Company, ConocoPhillips Australia Funding Company, ConocoPhillips Canada Funding Company I, and ConocoPhillips Canada Funding Company II, with respect to publicly held debt securities. ConocoPhillips Company is wholly owned by ConocoPhillips. ConocoPhillips Australia Funding Company, ConocoPhillips Canada Funding Company I and ConocoPhillips Canada Funding Company II are indirect, wholly owned subsidiaries of ConocoPhillips Company. ConocoPhillips and ConocoPhillips Company have fully and unconditionally guaranteed the payment obligations of ConocoPhillips Australia Funding Company, ConocoPhillips Canada Funding Company I, and ConocoPhillips Canada Funding Company II, with respect to their publicly held debt securities. Similarly, ConocoPhillips has fully and unconditionally guaranteed the payment obligations of ConocoPhillips Company with respect to its publicly held debt securities. In addition, ConocoPhillips Company has fully and unconditionally guaranteed the payment obligations of ConocoPhillips with respect to its publicly held debt securities. All guarantees are joint and several. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:
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
This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes. Certain previously reported amounts appearing on the 2010 income statement have been reclassified to conform to current-year presentation.

	Millions of Dollars
	Three Months Ended March 31, 2011
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	35,729	-	-	-	20,801	-	56,530
Equity in earnings of affiliates	3,235	3,439	-	-	-	543	(6,200)	1,017
Gain on dispositions	-	268	-	-	-	348	-	616
Other income	-	53	-	-	-	31	-	84
Intercompany revenues	1	903	11	23	9	8,643	(9,590)	-

Total Revenues and Other Income	3,236	40,392	11	23	9	30,366	(15,790)	58,247

Costs and Expenses
Purchased crude oil, natural gas and products	-	33,441	-	-	-	18,144	(9,209)	42,376
Production and operating expenses	-	1,152	-	-	-	1,566	(90)	2,628
Selling, general and administrative expenses	5	318	-	-	-	160	16	499
Exploration expenses	-	50	-	-	-	126	-	176
Depreciation, depletion and amortization	-	387	-	-	-	1,683	-	2,070
Taxes other than income taxes	-	1,248	-	-	-	3,116	-	4,364
Accretion on discounted liabilities	-	17	-	-	-	95	-	112
Interest and debt expense	315	107	10	19	8	110	(307)	262
Foreign currency transaction (gains) losses	-	(17)	-	37	(3)	(53)	-	(36)

Total Costs and Expenses	320	36,703	10	56	5	24,947	(9,590)	52,451

Income (loss) before income taxes	2,916	3,689	1	(33)	4	5,419	(6,200)	5,796
Provision for income taxes	(112)	454	-	1	10	2,401	-	2,754

Net income (loss)	3,028	3,235	1	(34)	(6)	3,018	(6,200)	3,042
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(14)	-	(14)

Net Income (Loss) Attributable to ConocoPhillips	$3,028	3,235	1	(34)	(6)	3,004	(6,200)	3,028

Income Statement	Three Months Ended March 31, 2010

Revenues and Other Income
Sales and other operating revenues	$-	27,922	-	-	-	16,899	-	44,821
Equity in earnings of affiliates	2,232	2,320	-	-	-	678	(4,362)	868
Gain on dispositions	-	10	-	-	-	14	-	24
Other income (loss)	-	76	-	-	-	(27)	-	49
Intercompany revenues	1	267	11	21	13	5,470	(5,783)	-

Total Revenues and Other Income	2,233	30,595	11	21	13	23,034	(10,145)	45,762

Costs and Expenses
Purchased crude oil, natural gas and products	-	25,127	-	-	-	11,951	(5,557)	31,521
Production and operating expenses	-	1,105	-	-	-	1,450	(28)	2,527
Selling, general and administrative expenses	4	322	-	-	-	125	(7)	444
Exploration expenses	-	41	-	-	-	342	-	383
Depreciation, depletion and amortization	-	419	-	-	-	1,899	-	2,318
Impairments	-	3	-	-	-	88	-	91
Taxes other than income taxes	-	1,209	-	-	-	2,828	-	4,037
Accretion on discounted liabilities	-	15	-	-	-	99	-	114
Interest and debt expense	203	13	10	19	13	234	(191)	301
Foreign currency transaction (gains) losses	-	30	-	31	49	(74)	-	36

Total Costs and Expenses	207	28,284	10	50	62	18,942	(5,783)	41,772

Income (loss) before income taxes	2,026	2,311	1	(29)	(49)	4,092	(4,362)	3,990
Provision for income taxes	(72)	79	-	3	(5)	1,873	-	1,878

Net income (loss)	2,098	2,232	1	(32)	(44)	2,219	(4,362)	2,112
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(14)	-	(14)

Net Income (Loss) Attributable to ConocoPhillips	$2,098	2,232	1	(32)	(44)	2,205	(4,362)	2,098

	Millions of Dollars
	March 31, 2011
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Balance Sheet	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Assets
Cash and cash equivalents	$-	483	-	24	1	5,664	-	6,172
Short-term investments	-	-	-	-	-	2,231	-	2,231
Accounts and notes receivable	39	9,691	1	-	-	19,726	(13,049)	16,408
Inventories	-	4,644	-	-	-	3,300	-	7,944
Prepaid expenses and other current assets	23	1,126	-	1	-	1,708	-	2,858

Total Current Assets	62	15,944	1	25	1	32,629	(13,049)	35,613
Investments, loans and long-term receivables*	88,456	118,360	773	1,513	603	53,831	(228,607)	34,929
Net properties, plants and equipment	-	19,463	-	-	-	64,302	-	83,765
Goodwill	-	3,630	-	-	-	-	-	3,630
Intangibles	-	758	-	-	-	39	-	797
Other assets	46	256	-	3	3	601	-	909

Total Assets	$88,564	158,411	774	1,541	607	151,402	(241,656)	159,643

Liabilities and Stockholders’ Equity
Accounts payable	$-	17,309	-	3	1	15,939	(13,049)	20,203
Short-term debt	(5)	25	-	-	-	585	-	605
Accrued income and other taxes	-	975	-	-	-	4,470	-	5,445
Employee benefit obligations	-	444	-	-	-	188	-	632
Other accruals	153	599	19	32	14	1,516	-	2,333

Total Current Liabilities	148	19,352	19	35	15	22,698	(13,049)	29,218
Long-term debt	11,829	3,657	750	1,250	498	4,620	-	22,604
Asset retirement obligations and accrued environmental costs	-	1,700	-	-	-	7,755	-	9,455
Joint venture acquisition obligation	-	-	-	-	-	4,135	-	4,135
Deferred income taxes	(1)	3,729	-	17	8	13,777	-	17,530
Employee benefit obligations	-	2,674	-	-	-	916	-	3,590
Other liabilities and deferred credits*	13,445	34,513	-	151	62	19,312	(64,893)	2,590

Total Liabilities	25,421	65,625	769	1,453	583	73,213	(77,942)	89,122
Retained earnings	35,979	24,819	4	(128)	(87)	22,878	(40,985)	42,480
Other common stockholders’ equity	27,164	67,967	1	216	111	54,762	(122,729)	27,492
Noncontrolling interests	-	-	-	-	-	549	-	549

Total Liabilities and Stockholders’ Equity	$88,564	158,411	774	1,541	607	151,402	(241,656)	159,643

Balance Sheet	December 31, 2010

Assets
Cash and cash equivalents	$-	718	-	29	4	8,703	-	9,454
Short-term investments	-	-	-	-	-	973	-	973
Accounts and notes receivable	36	9,126	1	-	-	16,625	(9,976)	15,812
Investment in LUKOIL	-	-	-	-	-	1,083	-	1,083
Inventories	-	3,121	-	-	-	2,076	-	5,197
Prepaid expenses and other current assets	23	824	-	2	-	1,292	-	2,141

Total Current Assets	59	13,789	1	31	4	30,752	(9,976)	34,660
Investments, loans and long-term receivables*	84,446	111,993	762	1,445	577	50,563	(216,025)	33,761
Net properties, plants and equipment	-	19,524	-	-	-	63,030	-	82,554
Goodwill	-	3,633	-	-	-	-	-	3,633
Intangibles	-	760	-	-	-	41	-	801
Other assets	55	254	1	3	3	589	-	905

Total Assets	$84,560	149,953	764	1,479	584	144,975	(226,001)	156,314

Liabilities and Stockholders’ Equity
Accounts payable	$-	14,939	-	2	-	13,434	(9,976)	18,399
Short-term debt	(5)	354	-	-	-	587	-	936
Accrued income and other taxes	-	431	-	-	6	4,437	-	4,874
Employee benefit obligations	-	773	-	-	-	308	-	1,081
Other accruals	242	620	9	15	6	1,237	-	2,129

Total Current Liabilities	237	17,117	9	17	12	20,003	(9,976)	27,419
Long-term debt	11,832	3,674	750	1,250	499	4,651	-	22,656
Asset retirement obligations and accrued environmental costs	-	1,686	-	-	-	7,513	-	9,199
Joint venture acquisition obligation	-	-	-	-	-	4,314	-	4,314
Deferred income taxes	(1)	3,659	-	16	(2)	13,663	-	17,335
Employee benefit obligations	-	2,779	-	-	-	904	-	3,683
Other liabilities and deferred credits*	10,752	32,268	-	114	61	19,169	(59,765)	2,599

Total Liabilities	22,820	61,183	759	1,397	570	70,217	(69,741)	87,205
Retained earnings	33,897	21,584	3	(94)	(81)	20,162	(35,074)	40,397
Other common stockholders’ equity	27,843	67,186	2	176	95	54,049	(121,186)	28,165
Noncontrolling interests	-	-	-	-	-	547	-	547

Total Liabilities and Stockholders’ Equity	$84,560	149,953	764	1,479	584	144,975	(226,001)	156,314

*Includes intercompany loans.

	Millions of Dollars
	Three Months Ended March 31, 2011
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Statement of Cash Flows	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$2,506	(1,974)	-	(1)	(7)	1,711	(288)	1,947

Cash Flows From Investing Activities
Capital expenditures and investments	-	(426)	-	-	-	(2,458)	-	(2,884)
Proceeds from asset dispositions	-	329	-	-	-	1,458	-	1,787
Net purchases of short-term investments	-	-	-	-	-	(1,170)	-	(1,170)
Long-term advances/loans—related parties	-	2	-	(4)	-	(2,077)	2,083	4
Collection of advances/loans—related parties	-	104	-	-	-	29	(93)	40
Other	-	-	-	-	-	12	-	12

Net Cash Provided by (Used in) Investing Activities	-	9	-	(4)	-	(4,206)	1,990	(2,211)

Cash Flows From Financing Activities
Issuance of debt	-	2,073	-	-	4	6	(2,083)	-
Repayment of debt	-	(343)	-	-	-	(123)	93	(373)
Issuance of company common stock	75	-	-	-	-	-	-	75
Repurchase of company common stock	(1,636)	-	-	-	-	-	-	(1,636)
Dividends paid on common stock	(944)	-	-	-	-	(288)	288	(944)
Other	(1)	-	-	-	-	(182)	-	(183)

Net Cash Used in (Provided by) Financing Activities	(2,506)	1,730	-	-	4	(587)	(1,702)	(3,061)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	-	-	-	43	-	43

Net Change in Cash and Cash Equivalents	-	(235)	-	(5)	(3)	(3,039)	-	(3,282)
Cash and cash equivalents at beginning of period	-	718	-	29	4	8,703	-	9,454

Cash and Cash Equivalents at End of Period	$-	483	-	24	1	5,664	-	6,172

Statement of Cash Flows	Three Months Ended March 31, 2010

Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$427	667	-	-	-	2,647	(701)	3,040

Cash Flows From Investing Activities
Capital expenditures and investments	-	(299)	-	-	-	(1,843)	71	(2,071)
Proceeds from asset dispositions	-	108	-	-	-	124	(100)	132
Long-term advances/loans—related parties	-	(281)	-	-	-	(53)	86	(248)
Collection of advances/loans—related parties	-	16	-	-	-	168	(157)	27
Other	-	-	-	-	-	3	-	3

Net Cash Used in Investing Activities	-	(456)	-	-	-	(1,601)	(100)	(2,157)

Cash Flows From Financing Activities
Issuance of debt	309	-	-	-	-	139	(86)	362
Repayment of debt	-	(170)	-	-	-	(2)	157	(15)
Issuance of company common stock	9	-	-	-	-	-	-	9
Dividends paid on common stock	(744)	-	-	-	-	(853)	853	(744)
Other	(1)	-	-	-	-	(215)	30	(186)

Net Cash Used in Financing Activities	(427)	(170)	-	-	-	(931)	954	(574)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	2	-	-	-	2	-	4

Net Change in Cash and Cash Equivalents	-	43	-	-	-	117	153	313
Cash and cash equivalents at beginning of period	-	122	-	18	1	554	(153)	542

Cash and Cash Equivalents at End of Period	$-	165	-	18	1	671	-	855

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis is the company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 44.
The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to ConocoPhillips.
BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW
ConocoPhillips is an international, integrated energy company. We are the third-largest integrated energy company in the United States, based on market capitalization. At March 31, 2011, we had approximately 29,600 employees worldwide and total assets of $160 billion.
Earnings of the company depend largely on the profitability of our Exploration and Production (E&P) and Refining and Marketing (R&M) segments. Crude oil and natural gas prices, along with refining margins, are the most significant factors in our profitability. Industry crude oil prices for West Texas Intermediate (WTI) averaged $93.98 per barrel in the first quarter of 2011, an increase of 19 percent compared with the first quarter of 2010, and an increase of 10 percent compared with the fourth quarter of 2010. Oil prices initially increased in the first quarter of 2011 due to strong oil demand growth driven by continued economic recovery. Oil prices continued to increase later in the quarter due to civil unrest in oil-producing countries, with a significant disruption of production in Libya contributing to the increase.
Henry Hub natural gas prices averaged $4.11 per million British thermal units in the first quarter of 2011, a decrease of 22 percent compared with the first quarter of 2010, and an increase of 8 percent compared with the fourth quarter of 2010. U.S. natural gas prices remained under pressure in the first quarter of 2011, despite a colder-than-normal winter. U.S. natural gas production continues to increase at a faster rate than the demand recovery from the economic crisis, primarily as a result of increased production from shale plays. This continued, robust level of domestic natural gas production and resulting increase in natural gas storage levels has constrained the improvement in natural gas prices.
E&P segment earnings were $2,352 million in the first quarter of 2011, which accounted for 78 percent of our total earnings in the quarter. This compares with E&P earnings of $1,832 million in the first quarter of 2010 and $1,688 million in the fourth quarter of 2010.
Domestic refining margins significantly improved in the first quarter of 2011, while international refining margins continued their steady increase. The U.S. 3:2:1 crack spread, which is primarily WTI-based, increased 131 percent in the first quarter of 2011, compared with the first quarter of 2010, and 78 percent compared with the fourth quarter of 2010. These increases were exaggerated in the first quarter of 2011 due to the steep discounting of WTI as a result of current inventory levels at the Cushing hub. The N.W. Europe benchmark increased 33 percent and 2 percent over the same respective periods. Demand for refined products continued to improve globally in the first quarter of 2011, driven by the improved economic environment, particularly in the developing nations. In addition, a wider differential in prices for certain high-quality crude oil relative to lower-quality crude oil, exacerbated by the loss of high-quality Libyan production, improved margins for those refineries configured to capitalize on the ability to process lower-quality crudes.
Our R&M segment reported earnings of $482 million in the first quarter of 2011, compared with a loss of $4 million in the first quarter of 2010, and earnings of $207 million in the fourth quarter of 2010.
RESULTS OF OPERATIONS
Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2011, is based on a comparison with the corresponding period of 2010.
Consolidated Results
A summary of net income (loss) attributable to ConocoPhillips by business segment follows:

	Millions of Dollars
	Three Months Ended
	March 31
	2011	2010

Exploration and Production (E&P)	$2,352	1,832
Midstream	73	77
Refining and Marketing (R&M)	482	(4)
LUKOIL Investment	239	387
Chemicals	193	110
Emerging Businesses	(7)	6
Corporate and Other	(304)	(310)

Net income attributable to ConocoPhillips	$3,028	2,098

Earnings for ConocoPhillips were $3,028 million in the first quarter of 2011, an increase of 44 percent compared with earnings of $2,098 million in the first quarter of 2010. The improvement was primarily the result of:
•	Substantially higher crude oil prices in our E&P segment. Commodity price benefits were somewhat counteracted by increased production taxes.

•	Improved results from our R&M operations, reflecting higher refining margins.

•	Gains of $394 million after-tax from LUKOIL share sales and Lower 48 asset dispositions.
These items were partially offset by lower production volumes from our E&P segment and the absence of equity earnings from LUKOIL due to the divestiture of our interest.
See the “Segment Results” section for additional information on our segment results.
Income Statement Analysis
Sales and other operating revenues increased 26 percent in the first quarter of 2011, while purchased crude oil, natural gas and products increased 34 percent in the same period. Both increases were mainly the result of significantly higher prices for petroleum products and crude oil.

Equity in earnings of affiliates increased 17 percent in the first quarter of 2011, which primarily resulted from:
•	Improved earnings from WRB Refining LP primarily due to higher refining margins.

•	Improved earnings from Qatar Liquefied Gas Company Limited (3) (QG3) primarily due to the initial sales of LNG following production startup, which occurred in October 2010.

•	Improved earnings from Chevron Phillips Chemical Company LLC (CPChem) due to higher margins in the olefins and polyolefins business line, as well as the specialties, aromatics and styrenics business line.

•	Improved earnings from Malaysian Refining Company Sdn. Bhd. resulting from higher refining margins.
The increase in equity earnings was partially offset by the absence of equity earnings from LUKOIL.
Gain on dispositions increased $592 million in the first quarter of 2011. The increase was mainly due to the $360 million gain on sale of our remaining LUKOIL shares and the disposition of certain E&P assets located in the Lower 48.
Exploration expenses decreased 54 percent in the first quarter of 2011, primarily as a result of the Shah Project cancellation in the first quarter of 2010 and lower dry hole costs in the first quarter of 2011.
Depreciation, depletion and amortization (DD&A) decreased 11 percent in the first quarter of 2011. The decrease was mostly associated with our E&P segment, reflecting lower production volumes due to unplanned downtime, asset dispositions and field decline, as well as lower unit-of-production rates related to increased year-end reserve bookings.
Taxes other than income taxes increased 8 percent during the first quarter of 2011, primarily due to higher production taxes as a result of higher crude oil prices and higher excise taxes on petroleum product sales.
Interest and debt expense decreased 13 percent in the first quarter of 2011, primarily due to lower debt levels.

Segment Results
E&P

	Three Months Ended
	March 31
	2011	2010
	Millions of Dollars
Net Income Attributable to ConocoPhillips
Alaska	$549	517
Lower 48	314	240

United States	863	757
International	1,489	1,075

	$2,352	1,832

	Dollars Per Unit
Average Sales Prices
Crude oil and natural gas liquids (per barrel)
United States	$85.36	70.40
International	96.86	73.08
Total consolidated operations	91.30	71.89
Equity affiliates	94.95	71.30
Total E&P	91.55	71.86
Synthetic oil (per barrel)
International	-	78.67
Bitumen (per barrel)
International	47.94	59.18
Equity affiliates	56.15	56.15
Total E&P	54.77	56.57
Natural gas (per thousand cubic feet)*
United States	4.10	5.16
International	6.43	5.92
Total consolidated operations	5.54	5.63
Equity affiliates	2.59	2.67
Total E&P	5.22	5.57

*Prior period reclassified to conform to current-year presentation which includes intrasegment transfer pricing.

	Millions of Dollars
Worldwide Exploration Expenses
General and administrative; geological and geophysical; and lease rentals	$126	250
Leasehold impairment	41	40
Dry holes	9	93

	$176	383

	Three Months Ended
	March 31
	2011	2010
	Thousands of Barrels Daily
Operating Statistics
Crude oil and Natural gas liquids produced
Alaska	214	247
Lower 48	150	156

United States	364	403
Canada	37	41
Europe	196	235
Asia Pacific/Middle East	142	144
Africa	61	78

Total consolidated operations	800	901
Equity affiliates
Asia Pacific/Middle East	22	-
Russia	38	57

	860	958

Synthetic oil produced
Consolidated operations—Canada	-	22

Bitumen produced
Consolidated operations—Canada	11	8
Equity affiliates—Canada	53	52

	64	60

	Millions of Cubic Feet Daily
Natural gas produced*
Alaska	67	94
Lower 48	1,522	1,705

United States	1,589	1,799
Canada	944	1,021
Europe	751	961
Asia Pacific/Middle East	720	716
Africa	158	138

Total consolidated operations	4,162	4,635
Equity affiliates
Asia Pacific/Middle East	507	91

	4,669	4,726

*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids included above.

The E&P segment explores for, produces, transports and markets crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At March 31, 2011, our E&P production operations were located in the United States, Norway, the United Kingdom, Canada, Australia, offshore Timor-Leste in the Timor Sea, Indonesia, China, Vietnam, Libya, Nigeria, Algeria, Qatar and Russia. Total E&P production on a barrel-of-oil-equivalent (BOE) basis averaged 1,702,000 BOE per day in the first quarter of 2011, compared with 1,828,000 BOE per day in the first quarter of 2010.
Our E&P operations reported earnings of $2,352 million in the first quarter of 2011, an increase of 28 percent compared with the first quarter of 2010. The increase primarily resulted from substantially higher crude oil prices, gains from asset rationalization efforts and lower DD&A. These increases were partially offset by lower production volumes, in addition to higher production and petroleum taxes. See the “Business Environment and Executive Overview” section for additional information on industry crude oil and natural gas prices.
U.S. E&P
Our U.S. E&P operations reported earnings of $863 million in the first three months of 2011, a 14 percent increase compared with earnings of $757 million for the same period in 2010. Higher crude oil prices, gains from asset sales in the Lower 48 and lower DD&A were partially offset by lower production volumes, lower natural gas prices and higher production taxes in Alaska.
U.S. E&P production averaged 629,000 BOE per day in the first quarter of 2011, a decrease of 11 percent from 703,000 BOE per day in the first quarter of 2010. The decrease was mainly due to field decline; unplanned downtime, mostly due to the temporary shutdown of the Trans Alaska Pipeline System; and asset dispositions. These decreases were partially offset by new production, primarily from shale plays in the Lower 48.
International E&P
International E&P earnings were $1,489 million in the first three months of 2011, a 39 percent increase compared with earnings of $1,075 million for the same period in 2010. The increase was primarily due to higher crude oil prices. Earnings also benefitted from initial LNG sales from QG3, lower DD&A and the absence of the $83 million after-tax write-off of the Shah Gas Project in the first quarter of 2010. These increases were partially offset by lower crude oil, synthetic oil and natural gas volumes.
International E&P production averaged 1,073,000 BOE per day in the first quarter of 2011, a decrease of 5 percent from 1,125,000 BOE per day in the first quarter of 2010. The decrease primarily resulted from field decline, asset dispositions, unplanned downtime and civil unrest in Libya. These decreases were partially offset by production from projects in Qatar, China, Canada, Australia and Vietnam.

Midstream

	Three Months Ended
	March 31
	2011	2010
	Millions of Dollars

Net Income Attributable to ConocoPhillips*	$73	77

*Includes DCP Midstream-related earnings:	$48	53

	Dollars Per Barrel
Average Sales Prices
U.S. natural gas liquids*
Consolidated	$53.55	48.93
Equity affiliates	47.64	45.65

*Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.

	Thousands of Barrels Daily
Operating Statistics
Natural gas liquids extracted*	188	186
Natural gas liquids fractionated**	139	159

  *Includes our share of equity affiliates.
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
Earnings from the Midstream segment were $73 million in the first quarter of 2011, a decrease of 5 percent compared with the same period in 2010. This decrease was primarily due to lower volumes and higher operating expenses, partially offset by the gain on issuance of limited partner common units by a subsidiary of DCP Midstream.

R&M

	Three Months Ended
	March 31
	2011	2010
	Millions of Dollars
Net Income (Loss) Attributable to ConocoPhillips
United States	$402	12
International	80	(16)

	$482	(4)

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$2.73	2.17
Distillates	2.92	2.14

*Excludes excise taxes.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
United States
Crude oil capacity	1,986	1,986
Crude oil runs	1,735	1,742
Capacity utilization (percent)	87%	88
Refinery production	1,914	1,901
International
Crude oil capacity	426	671
Crude oil runs	410	324
Capacity utilization (percent)	96%	48
Refinery production	417	337
Worldwide
Crude oil capacity	2,412	2,657
Crude oil runs	2,145	2,066
Capacity utilization (percent)	89%	78
Refinery production	2,331	2,238

Petroleum products sales volumes
United States
Gasoline	1,099	1,092
Distillates	852	807
Other products	437	366

	2,388	2,265
International	672	544

	3,060	2,809

*Includes our share of equity affiliates.
The R&M segment refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels); buys, sells and transports crude oil; and buys, transports, distributes and markets petroleum products. R&M has operations mainly in the United States, Europe and Asia.

R&M reported earnings of $482 million during the first quarter of 2011, compared with a loss of $4 million in the corresponding quarter of 2010. The increase was primarily due to substantially higher global refining margins. Earnings also benefitted from foreign currency gains of $31 million, compared with losses of $47 million in the first quarter of 2010. These increases were partially offset by lower marketing margins. See the “Business Environment and Executive Overview” section for additional information on industry refining margins.
U.S. R&M
U.S. R&M earnings were $402 million in the first quarter of 2011, a $390 million increase compared with the same period of 2010. The increase primarily resulted from significantly higher refining margins partially offset by lower marketing margins.
Our U.S. refining capacity utilization rate was 87 percent in the first quarter of 2011, compared with 88 percent in the first quarter of 2010.
International R&M
International R&M earnings were $80 million in the first quarter of 2011, a $96 million increase compared with the same period of 2010. The increase was primarily due to positive foreign currency impacts and higher refining margins, partially offset by lower marketing margins. In addition, the loss in the first quarter of 2010 included a $25 million after-tax impairment resulting from our decision to end participation in the Yanbu Refinery Project.
Our international refining capacity utilization rate was 96 percent in the first quarter of 2011, compared with 48 percent in the first quarter of 2010. The increase primarily resulted from the removal of the Wilhelmshaven Refinery from our refining capacities effective January 1, 2011, in addition to lower turnaround activity in the first quarter of 2011.
LUKOIL Investment

	Millions of Dollars
	Three Months Ended
	March 31
	2011	2010

Net Income Attributable to ConocoPhillips	$239	387

Operating Statistics
Crude oil production (thousands of barrels daily)	-	391
Natural gas production (millions of cubic feet daily)	-	312
Refinery crude oil processed (thousands of barrels daily)	-	246

This segment represents our former investment in the ordinary shares of OAO LUKOIL, an international, integrated oil and gas company headquartered in Russia. In the first quarter of 2011, we sold our remaining interest in LUKOIL.
LUKOIL earnings were $239 million in the first quarter of 2011, compared with $387 million in the first quarter of 2010. Earnings in the first quarter of 2011 primarily reflected the realized gain on remaining share sales. The first quarter of 2010 primarily reflected earnings from the 20.09 percent equity investment in LUKOIL, which we held at the time.

Chemicals

	Millions of Dollars
	Three Months Ended
	March 31
	2011	2010

Net Income Attributable to ConocoPhillips	$193	110

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses natural gas liquids and other feedstocks to produce petrochemicals. These products are then marketed and sold, or used as feedstocks to produce plastics and commodity chemicals.
Earnings from the Chemicals segment increased $83 million in the first quarter of 2011, or 75 percent compared with the first quarter of 2010. This increase primarily resulted from higher margins and lower operating costs in the olefins and polyolefins business line. The specialties, aromatics and styrenics business line also contributed to the increase in earnings.
Emerging Businesses

	Millions of Dollars
	Three Months Ended
	March 31
	2011	2010

Net Income (Loss) Attributable to ConocoPhillips
Power	$22	29
Other	(29)	(23)

	$(7)	6

The Emerging Businesses segment represents our investment in new technologies or businesses outside our normal scope of operations. Activities within this segment are currently focused on power generation and innovation of new technologies, such as those related to conventional and nonconventional hydrocarbon recovery, refining, alternative energy, biofuels and the environment.
The Emerging Businesses segment reported a loss of $7 million in the first quarter of 2011, compared with earnings of $6 million in the first quarter of 2010. The decrease in earnings was mainly due to lower domestic and international power generation results and higher technology development expenses.

Corporate and Other

	Millions of Dollars
	Three Months Ended
	March 31
	2011	2010

Net Loss Attributable to ConocoPhillips
Net interest	$(181)	(222)
Corporate general and administrative expenses	(63)	(36)
Other	(60)	(52)

	$(304)	(310)

Net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest decreased 18 percent in the first quarter of 2011, primarily as a result of lower interest expense due to lower debt levels and higher interest income. Corporate general and administrative expenses increased 75 percent in the first quarter of 2011, mainly due to costs related to compensation and benefit plans. The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, and other costs not directly associated with an operating segment.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators

	Millions of Dollars
	March 31	December 31
	2011	2010

Short-term debt	$605	936
Total debt	23,209	23,592
Total equity	70,521	69,109
Percent of total debt to capital*	25%	25
Percent of floating-rate debt to total debt**	10%	10

  *Capital includes total debt and total equity.
**Includes effect of interest rate swaps.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Cash generated from operating activities is the primary source of funding. In addition, during the first quarter of 2011, we received $1,787 million in proceeds from asset sales. During the first quarter of 2011, available cash was used to support our ongoing capital expenditures and investments program, repurchase common stock, make net purchases of short-term investments, pay dividends and repay debt. Total dividends paid on our common stock during the first quarter were $944 million. During the first quarter of 2011, cash and cash equivalents decreased by $3,282 million to $6,172 million.
In addition to cash flows from operating activities and proceeds from asset sales, we rely on our commercial paper and credit facility programs, and our shelf registration statement to support our short- and long-term liquidity requirements. We believe current cash and short-term investment balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Sources of Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, dividend payments, required debt payments and the funding requirements to FCCL Partnership.
Significant Sources of Capital
Operating Activities
During the first quarter of 2011, cash of $1,947 million was provided by operating activities, a 36 percent decrease from cash from operations of $3,040 million in the corresponding period of 2010. Cash provided by operating activities was negatively affected in both periods by the working capital impact of discretionary inventory builds. In addition, the decrease versus 2010 primarily reflected higher tax payments in 2011 associated with 2010 asset dispositions.
While the stability of our cash flows from operating activities benefits from geographic diversity and the effects of upstream and downstream integration, our short- and long-term operating cash flows are highly dependent upon prices for crude oil, bitumen, natural gas, LNG and natural gas liquids, as well as refining and marketing margins. During the first three months of 2011, crude oil prices were substantially higher than in the same period of 2010; however, natural gas prices were lower. Prices and margins in our industry are typically volatile, and are driven by market conditions over which we have no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows.
The level of our production volumes also impacts our cash flows. These production levels are impacted by such factors as acquisitions and dispositions of fields, field production decline rates, new technologies, operating efficiency, weather conditions, the addition of proved reserves through exploratory success, and their timely and cost-effective development. While we actively manage these factors, production levels can cause variability in cash flows, although historically this variability has not been as significant as that caused by commodity prices.
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
Asset Sales
Proceeds from asset sales during the first quarter of 2011 were $1,787 million, including $1,243 million from the sale of our remaining interest in LUKOIL. Other asset sales included non-operated U.S. E&P properties in the Permian Basin. This compares with proceeds of $132 million in the first quarter of 2010. Over the remainder of 2011, and through the end of 2012, we plan to raise an additional $5 billion to $10 billion from asset sales, targeting non-strategic properties where we have the ability to achieve fair value.
Commercial Paper and Credit Facilities
At March 31, 2011, we had two revolving credit facilities totaling $7.85 billion, consisting of a $7.35 billion facility expiring in September 2012 and a $500 million facility expiring in July 2012. Our revolving credit facilities may be used as direct bank borrowings, as support for issuances of letters of credit totaling up to $750 million, or as support for our commercial paper programs. The revolving credit facilities are broadly syndicated among financial institutions and do not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings. The facility agreements contain a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or by any of its consolidated subsidiaries.
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
Our primary funding source for short-term working capital needs is the ConocoPhillips $6.35 billion commercial paper program. Commercial paper maturities are generally limited to 90 days. We also have the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, which is used to fund commitments relating to the QG3 Project. At March 31, 2011, and December 31, 2010, we had no direct borrowings under the revolving credit facilities, but $40 million in letters of credit had been issued at both periods. In addition, under the two ConocoPhillips commercial paper programs, $1,155 million of commercial paper was outstanding at March 31, 2011, compared with $1,182 million at December 31, 2010. Since we had $1,155 million of commercial paper outstanding and had issued $40 million of letters of credit, we had access to $6.7 billion in borrowing capacity under our revolving credit facilities at March 31, 2011.
Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Off-Balance Sheet Arrangements
As part of our normal ongoing business operations and consistent with normal industry practice, we enter into numerous agreements with other parties to pursue business opportunities, which share costs and apportion risks among the parties as governed by the agreements. At March 31, 2011, we were contingently liable for certain obligations with QG3.

We own a 30 percent interest in QG3, an integrated project to produce and liquefy natural gas from Qatar’s North Field. The other participants in the project are affiliates of Qatar Petroleum (68.5 percent) and Mitsui & Co., Ltd. (1.5 percent). Our interest is held through a jointly owned company, Qatar Liquefied Gas Company Limited (3), for which we use the equity method of accounting. QG3 secured project financing of $4 billion in December 2005, consisting of $1.3 billion of loans from export credit agencies (ECA), $1.5 billion from commercial banks, and $1.2 billion from ConocoPhillips. The ConocoPhillips loan facilities have substantially the same terms as the ECA and commercial bank facilities. Prior to project completion certification, all loans, including the ConocoPhillips loan facilities, are guaranteed by the participants, based on their respective ownership interests. Accordingly, our maximum exposure to this financing structure is $1.2 billion. Upon completion certification, currently expected in 2011, all project loan facilities, including the ConocoPhillips loan facilities, will become nonrecourse to the project participants. At March 31, 2011, QG3 had approximately $4.0 billion outstanding under all the loan facilities, including the $1.2 billion from ConocoPhillips.
For additional information about guarantees, see Note 10—Guarantees, in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Spending” section.
Our debt balance at March 31, 2011, was $23.2 billion, a decrease of $383 million from the balance at December 31, 2010.
We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL. Quarterly principal and interest payments of $237 million began in the second quarter of 2007 and will continue until the balance is paid. Of the principal obligation amount, approximately $704 million was short-term and was included in the “Accounts payable—related parties” line on our March 31, 2011, consolidated balance sheet. The principal portion of these payments, which totaled $170 million in the first three months of 2011, is included in the “Other” line in the financing activities section of our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.
We have provided loan financing to WRB Refining LP, to assist it in meeting its operating and capital spending requirements. At March 31, 2011, $550 million of such financing was outstanding and $400 million was classified as long term.
In February, 2011, we announced a 20 percent increase in the quarterly dividend rate to 66 cents per share. The dividend was paid March 1, 2011, to stockholders of record at the close of business February 22, 2011.
On March 24, 2010, our Board of Directors authorized the purchase of up to $5 billion of our common stock through 2011. Repurchase of shares under this authorization was completed during the first quarter of 2011. On February 11, 2011, the Board authorized the purchase of up to an additional $10 billion of our common stock over the subsequent two years. Under both programs, repurchases totaled 86 million shares at a cost of $5.5 billion through March 31, 2011. We had cash and cash equivalents of $6.2 billion and short-term investments of $2.2 billion at March 31, 2011. A significant portion of those balances is expected to be directed toward the repurchase of common stock.

Capital Spending
Capital Expenditures and Investments

	Millions of Dollars
	Three Months Ended
	March 31
	2011	2010

E&P
United States—Alaska	$195	183
United States—Lower 48	773	279
International	1,724	1,388

	2,692	1,850

Midstream	3	-

R&M
United States	131	124
International	25	68

	156	192

LUKOIL Investment	-	-
Chemicals	-	-
Emerging Businesses	6	1
Corporate and Other	27	28

	$2,884	2,071

United States	$1,231	614
International	1,653	1,457

	$2,884	2,071

E&P
Capital spending for E&P during the first three months of 2011 totaled $2.7 billion. The expenditures supported key exploration and development projects including:
•	Oil and natural gas exploration and development activities in the Lower 48, including the Bakken, North Barnett and Eagle Ford shale plays, as well as the San Juan and Permian Basins.

•	Alaska development activities related to existing producing fields.

•	Oil sands projects and ongoing natural gas projects in Canada.

•	Further development of coalbed methane projects associated with the Australia Pacific LNG Pty Ltd (APLNG) joint venture in Australia.

•	In Asia Pacific, continued development of Bohai Bay in China, new fields offshore Malaysia and ongoing exploration and development activity offshore Indonesia.

•	In the North Sea, the Ekofisk Area as well as the Jasmine and Clair Ridge developments.

•	The Kashagan Field in the Caspian Sea.

•	Onshore developments in Nigeria and Algeria.
R&M
Capital spending for R&M during the first three months of 2011 totaled $156 million and included projects related to sustaining and improving the existing business with a focus on safety, regulatory compliance and reliability.
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
Legal Matters
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
Environmental
We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 57, 58 and 59 of our 2010 Annual Report on Form 10-K.
We, from time to time, receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2010, we reported we had been notified of potential liability under CERCLA and comparable state laws at 73 sites around the United States. During the quarter ended March 31, 2011, we closed two sites, resulting in 71 unresolved sites with potential liability.
At March 31, 2011, our balance sheet included a total environmental accrual of $1,011 million, compared with $994 million at December 31, 2010. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
Both of the above referenced announcements are subject to pending legal challenges, and we continue to monitor these legal proceedings and other regulatory actions for potential impacts on our operations. For other examples of legislation or precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 59 and 60 of our 2010 Annual Report on Form 10-K.
OUTLOOK
Australia Pacific LNG
In April 2011, APLNG and China Petrochemical Corporation (Sinopec) signed definitive agreements for supply of up to 4.3 million tonnes per annum of LNG for 20 years. The agreements also specify terms under which Sinopec will subscribe for a 15 percent equity interest in APLNG, with both our ownership interest and Origin Energy’s ownership interest diluting to 42.5 percent. The transaction is subject to satisfaction of certain conditions to closing, currently expected to occur in the third quarter of 2011. At closing, we expect to record a loss on disposition of approximately $250 million after-tax from the dilution.
Libya
Outbreaks of civil and political unrest have recently spread throughout parts of the Middle East and North Africa, including Libya, where we hold a 16.3 percent interest in the Waha concessions. Due to the civil unrest in Libya and resultant international sanctions, our production operations have been temporarily suspended and oil exports have ceased. For the year 2010, our net oil production averaged 46,000 BOE per day, and cash flow from operations was approximately $125 million. Future impacts of this unrest are not known at this time.
Proposed U.K. Tax Legislation
Legislation is pending in the United Kingdom to increase the supplementary corporate tax applicable to U.K. upstream activity from 20 percent to 32 percent effective from March 24, 2011. This would result in the overall U.K. upstream corporate tax rate increasing from 50 percent to 62 percent, with the combined rate on older fields paying Petroleum Revenue Tax increasing from 75 to 81 percent. The earnings impact of these changes will be reflected in our financial statements when the legislation is enacted, currently anticipated in the third quarter of 2011. Upon enactment, we expect earnings to be reduced by approximately $100 million due to the remeasurement of deferred tax liabilities. We would also record an adjustment to cash tax expense to reflect the higher tax rates from March 24, 2011, through the date of enactment. We are also currently evaluating the impact of an additional U.K. tax proposal which would limit corporation tax relief on decommissioning costs to 50 percent beginning in 2012.

E&P Production
In E&P, we expect our 2011 production to be approximately 1.7 million BOE per day before the impact of Libyan civil unrest and any 2011 dispositions.
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
We based the forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:
•	Fluctuations in crude oil, bitumen, natural gas, LNG and natural gas liquids prices, refining and marketing margins and margins for our chemicals business.
•	Potential failures or delays in achieving expected reserve or production levels from existing and future oil and gas development projects due to operating hazards, drilling risks and the inherent uncertainties in predicting reserves and reservoir performance.
•	Unsuccessful exploratory drilling activities or the inability to obtain access to exploratory acreage.
•	Failure of new products and services to achieve market acceptance.
•	Unexpected changes in costs or technical requirements for constructing, modifying or operating facilities for exploration and production, manufacturing, refining or transportation projects.
•	Unexpected technological or commercial difficulties in manufacturing, refining or transporting our products, including chemicals products.
•	Lack of, or disruptions in, adequate and reliable transportation for our crude oil, natural gas, natural gas liquids, bitumen, LNG and refined products.
•	Inability to timely obtain or maintain permits, including those necessary for construction of LNG terminals or regasification facilities, or refinery projects; comply with government regulations; or make capital expenditures required to maintain compliance.
•	Failure to complete definitive agreements and feasibility studies for, and to timely complete construction of, announced and future exploration and production, LNG, refinery and transportation projects.
•	Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events or terrorism.
•	International monetary conditions and exchange controls.
•	Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations.
•	Liability for remedial actions, including removal and reclamation obligations, under environmental regulations.
•	Liability resulting from litigation.
•	General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, bitumen, natural gas, LNG, natural gas liquids or refined product pricing, regulation or taxation; other political, economic or diplomatic developments; and international monetary fluctuations.

•	Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business.
•	Limited access to capital or significantly higher cost of capital related to illiquidity or uncertainty in the domestic or international financial markets.
•	Delays in, or our inability to implement, our asset disposition plan.
•	Inability to obtain economical financing for projects, construction or modification of facilities and general corporate purposes.
•	The operation and financing of our midstream and chemicals joint ventures.
•	The factors generally described in Item 1A—Risk Factors in our 2010 Annual Report on Form 10-K.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the three months ended March 31, 2011, does not differ materially from that discussed under Item 7A in our 2010 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
As of March 31, 2011, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President, Finance and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2011.
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the first quarter of 2011. We did not have any material developments with respect to matters previously reported in ConocoPhillips’ 2010 Annual Report on Form 10-K. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings was decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s (SEC) regulations.
Our U.S. refineries are implementing two separate consent decrees regarding alleged violations of the Federal Clean Air Act with the U.S. Environmental Protection Agency, six states and one local air pollution agency. Some of the requirements and limitations contained in the decrees provide for stipulated penalties for violations. Stipulated penalties under the decrees are not automatic, but must be requested by one of the agency signatories. As part of periodic reports under the decrees or other reports required by permits or regulations, we occasionally report matters that could be subject to a request for stipulated penalties. If a specific request for stipulated penalties meeting the reporting threshold set forth in SEC rules is made pursuant to these decrees based on a given reported exceedance, we will separately report that matter and the amount of the proposed penalty.
New Matters
On April 13, 2011, ConocoPhillips received a Notice of Enforcement and Proposed Agreed Order from the Texas Commission on Environmental Quality (TCEQ) seeking a penalty to settle several alleged violations of air pollution control regulations and/or facility permit conditions at the Borger Refinery. These violations were previously disclosed on the ConocoPhillips Borger Refinery Title V deviation report. The Proposed Order seeks a settlement penalty in the amount of $147,000. We are working with the TCEQ to resolve this matter.

Item 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Item 1A of our 2010 Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

						Millions of Dollars
				Total Number of		Approximate Dollar
				Shares Purchased		Value of Shares
				as Part of Publicly		that May Yet Be
	Total Number of		Average Price	Announced Plans		Purchased Under the
Period	Shares Purchased	*	Paid per Share	or Programs	**	Plans or Programs

January 1-31, 2011	2,007,569		$68.18	2,002,000		$998
February 1-28, 2011	4,648,780		75.53	4,633,946		10,648
March 1-31, 2011	14,824,457		77.67	14,805,958		9,498

Total	21,480,806		$76.32	21,441,904

*Includes the repurchase of common shares from company employees in connection with the company’s broad-based employee incentive plans.
**On March 24, 2010, we announced plans to repurchase up to $5 billion of our common stock through 2011. Repurchase of shares under this authorization was completed during the first quarter of 2011. On February 11, 2011, we announced plans to repurchase up to $10 billion of our common stock over the subsequent two years. Acquisitions for the share repurchase program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares.

Item 6. EXHIBITS

10	Offer letter from ConocoPhillips to Alan J. Hirshberg, dated October 2, 2010.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS
/s/ Glenda M. Schwarz
Glenda M. Schwarz
Vice President and Controller (Chief Accounting and Duly Authorized Officer)

May 3, 2011