Form 10-Q
period 2011-06-30
CONOCOPHILLIPS
filed 2011-08-02
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
The registrant had 1,373,024,600 shares of common stock, $.01 par value, outstanding at June 30, 2011.

CONOCOPHILLIPS

Page
Part I — Financial Information

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

Part II — Other Information

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6. Exhibits	53

Signature	54
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Revenues and Other Income
Sales and other operating revenues*	$65,627	45,686	122,157	90,507
Equity in earnings of affiliates	1,160	1,088	2,177	1,956
Gain on dispositions**	78	3,249	694	3,273
Other income**	96	104	180	153

Total Revenues and Other Income	66,961	50,127	125,208	95,889

Costs and Expenses
Purchased crude oil, natural gas and products	50,133	32,088	92,509	63,609
Production and operating expenses	2,606	2,619	5,234	5,146
Selling, general and administrative expenses	514	438	1,013	882
Exploration expenses	264	213	440	596
Depreciation, depletion and amortization	2,075	2,280	4,145	4,598
Impairments	2	1,532	2	1,623
Taxes other than income taxes*	4,830	4,247	9,194	8,284
Accretion on discounted liabilities	115	113	227	227
Interest and debt expense	247	349	509	650
Foreign currency transaction (gains) losses	(17)	54	(53)	90

Total Costs and Expenses	60,769	43,933	113,220	85,705

Income before income taxes	6,192	6,194	11,988	10,184
Provision for income taxes	2,773	2,011	5,527	3,889

Net income	3,419	4,183	6,461	6,295
Less: net income attributable to noncontrolling interests	(17)	(19)	(31)	(33)

Net Income Attributable to ConocoPhillips	$3,402	4,164	6,430	6,262

Net Income Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$2.43	2.79	4.54	4.20
Diluted	2.41	2.77	4.50	4.17

Dividends Paid Per Share of Common Stock (dollars)	$.66	.55	1.32	1.05

Average Common Shares Outstanding (in thousands)
Basic	1,399,473	1,489,814	1,415,788	1,491,329
Diluted	1,412,147	1,501,257	1,428,760	1,502,529

*Includes excise taxes on petroleum products sales:	$3,554	3,417	6,936	6,637
** 2010 has been reclassified to conform to current-year presentation.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	June 30	December 31
	2011	2010

Assets
Cash and cash equivalents	$5,505	9,454
Short-term investments*	2,635	973
Accounts and notes receivable (net of allowance of $33 million in 2011 and $32 million in 2010)	14,678	13,787
Accounts and notes receivable—related parties	2,127	2,025
Investment in LUKOIL	—	1,083
Inventories	6,986	5,197
Prepaid expenses and other current assets	2,747	2,141

Total Current Assets	34,678	34,660
Investments and long-term receivables	34,020	31,581
Loans and advances—related parties	1,736	2,180
Net properties, plants and equipment	84,268	82,554
Goodwill	3,606	3,633
Intangibles	792	801
Other assets	968	905

Total Assets	$160,068	156,314

Liabilities
Accounts payable	$18,806	16,613
Accounts payable—related parties	2,212	1,786
Short-term debt	606	936
Accrued income and other taxes	4,836	4,874
Employee benefit obligations	772	1,081
Other accruals	2,112	2,129

Total Current Liabilities	29,344	27,419
Long-term debt	22,590	22,656
Asset retirement obligations and accrued environmental costs	9,492	9,199
Joint venture acquisition obligation—related party	3,953	4,314
Deferred income taxes	18,062	17,335
Employee benefit obligations	3,432	3,683
Other liabilities and deferred credits	2,617	2,599

Total Liabilities	89,490	87,205

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2011—1,745,601,103 shares; 2010—1,740,529,279 shares)
Par value	17	17
Capital in excess of par	44,468	44,132
Grantor trusts (at cost: 2011—36,219,102 shares; 2010—36,890,375 shares)	(621)	(633)
Treasury stock (at cost: 2011—336,357,401 shares; 2010—272,873,537 shares)	(24,862)	(20,077)
Accumulated other comprehensive income	6,125	4,773
Unearned employee compensation	(32)	(47)
Retained earnings	44,964	40,397

Total Common Stockholders’ Equity	70,059	68,562
Noncontrolling interests	519	547

Total Equity	70,578	69,109

Total Liabilities and Equity	$160,068	156,314

*Includes marketable securities of:	$1,601	602
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Six Months Ended
	June 30
	2011	2010

Cash Flows From Operating Activities
Net income	$6,461	6,295
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	4,145	4,598
Impairments	2	1,623
Dry hole costs and leasehold impairments	139	205
Accretion on discounted liabilities	227	227
Deferred taxes	516	(543)
Undistributed equity earnings	(1,093)	(1,189)
Gain on dispositions	(694)	(3,273)
Other	(252)	(543)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(980)	671
Decrease (increase) in inventories	(1,681)	(2,401)
Decrease (increase) in prepaid expenses and other current assets	(564)	(89)
Increase (decrease) in accounts payable	2,556	(106)
Increase (decrease) in taxes and other accruals	(561)	1,040

Net Cash Provided by Operating Activities	8,221	6,515

Cash Flows From Investing Activities
Capital expenditures and investments	(5,777)	(4,080)
Proceeds from asset dispositions	1,949	5,943
Net purchases of short-term investments	(1,594)	-
Long-term advances/loans—related parties	(3)	(269)
Collection of advances/loans—related parties	450	80
Other	81	9

Net Cash Provided by (Used in) Investing Activities	(4,894)	1,683

Cash Flows From Financing Activities
Issuance of debt	-	65
Repayment of debt	(392)	(2,435)
Issuance of company common stock	99	35
Repurchase of company common stock	(4,785)	(390)
Dividends paid on company common stock	(1,861)	(1,560)
Other	(357)	(355)

Net Cash Used in Financing Activities	(7,296)	(4,640)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	20	20

Net Change in Cash and Cash Equivalents	(3,949)	3,578
Cash and cash equivalents at beginning of period	9,454	542

Cash and Cash Equivalents at End of Period	$5,505	4,120

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips
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
Note 2—Variable Interest Entities (VIEs)
We hold significant variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on these VIEs follows:
We have a 30 percent ownership interest with a 50 percent governance interest in the OOO Naryanmarneftegaz (NMNG) joint venture to develop resources in the Timan-Pechora province of Russia. The NMNG joint venture is a VIE because we and LUKOIL have disproportionate interests, and LUKOIL was a related party at the inception of the joint venture. Since LUKOIL is no longer a related party, we do not believe NMNG would be a VIE if reconsidered today. LUKOIL owns 70 percent versus our 30 percent direct interest; therefore, we have determined we are not the primary beneficiary of NMNG, and we use the equity method of accounting for this investment. The funding of NMNG has been provided with equity contributions, primarily for the development of the Yuzhno Khylchuyu (YK) Field. The book value of our investment in the venture was $708 million and $735 million at June 30, 2011, and December 31, 2010, respectively.
We have an agreement with Freeport LNG Development, L.P. (Freeport LNG) to participate in a liquefied natural gas (LNG) receiving terminal in Quintana, Texas. We have no ownership in Freeport LNG; however, we own a 50 percent interest in Freeport LNG GP, Inc. (Freeport GP), which serves as the general partner managing the venture. We entered into a credit agreement with Freeport LNG, whereby we agreed to provide loan financing for the construction of the terminal. We also entered into a long-term agreement with Freeport LNG to use 0.9 billion cubic feet per day of regasification capacity. The terminal became operational in June 2008, and we began making payments under the terminal use agreement. Freeport LNG began making loan repayments in September 2008, and the loan balance outstanding was $632 million at June 30, 2011, and $653 million at December 31, 2010. Freeport LNG is a VIE because Freeport GP holds no equity in Freeport LNG, and the limited partners of Freeport LNG do not have any substantive decision making ability. We performed an analysis of the expected losses and determined we are not the primary beneficiary. This expected loss analysis took into account that the credit support arrangement requires Freeport LNG to maintain sufficient commercial insurance to mitigate any loan losses. The loan to Freeport LNG is accounted for as a financial asset, and our investment in Freeport GP is accounted for as an equity investment.

Note 3—Inventories
Inventories consisted of the following:

	Millions of Dollars
	June 30	December 31
	2011	2010

Crude oil and petroleum products	$5,974	4,254
Materials, supplies and other	1,012	943

	$6,986	5,197

Inventories valued on the last-in, first-out (LIFO) basis totaled $5,724 million and $4,051 million at June 30, 2011, and December 31, 2010, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to $8,400 million and $6,800 million at June 30, 2011, and December 31, 2010, respectively.
Note 4—Investments, Loans and Long-Term Receivables
Australia Pacific LNG
In April 2011, Australia Pacific LNG Pty Ltd (APLNG) and China Petrochemical Corporation (Sinopec) signed definitive agreements for APLNG to supply up to 4.3 million tonnes per annum of LNG for 20 years. The agreements also specify terms under which Sinopec will subscribe for a 15 percent equity interest in APLNG, with both our ownership interest and Origin Energy’s ownership interest diluting to 42.5 percent. The transaction is subject to satisfaction of certain conditions to closing, currently expected to occur in the third quarter of 2011. At closing, we expect to record a loss on disposition of approximately $275 million after-tax from the dilution.
LUKOIL
We completed the disposition of our interest in LUKOIL during the first quarter of 2011, realizing a before-tax gain of $360 million and cash proceeds of $1,243 million. The cost basis for shares sold was average cost.
Loans and Long-Term Receivables
As part of our normal ongoing business operations and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. Significant loans to affiliated companies at June 30, 2011, included the following:
•	$632 million in loan financing to Freeport LNG.
•	$1,186 million in project financing to Qatar Liquefied Gas Company Limited (3) (QG3).
•	$150 million in loan financing to WRB Refining LP. WRB repaid $400 million of loan financing in the second quarter of 2011.
The long-term portion of these loans is included in the “Loans and advances—related parties” line on the consolidated balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.”
Significant long-term receivables and loans to non-affiliated companies at June 30, 2011, included $365 million related to seller financing of U.S. retail marketing assets. Long-term receivables and the long-term portion of these loans are included in the “Investments and long-term receivables” line item on the consolidated balance sheet, while the short-term portion related to non-affiliate loans is in “Accounts and notes receivable.”

Other
We have investments remeasured at fair value on a recurring basis to support certain nonqualified deferred compensation plans. The fair value of these assets at June 30, 2011, was $358 million, and at December 31, 2010, was $325 million. Substantially the entire value is categorized in Level 1 of the fair value hierarchy. These investments are measured at fair value using a market approach based on quotations from national securities exchanges.
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
Note 5—Properties, Plants and Equipment
Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, depletion and amortization (Accum. DD&A), was:

	Millions of Dollars
	June 30, 2011			December 31, 2010
	Gross	Accum.	Net	Gross	Accum.	Net
	PP&E	DD&A	PP&E	PP&E	DD&A	PP&E

Exploration and Production (E&P)	$123,096	55,140	67,956	116,805	50,501	66,304
Midstream	133	84	49	128	80	48
Refining and Marketing (R&M)	24,209	9,571	14,638	23,579	8,999	14,580
LUKOIL Investment	-	-	-	-	-	-
Chemicals	-	-	-	-	-	-
Emerging Businesses	1,053	202	851	981	161	820
Corporate and Other	1,733	959	774	1,732	930	802

	$150,224	65,956	84,268	143,225	60,671	82,554

Note 6—Suspended Wells
The capitalized cost of suspended wells at June 30, 2011, was $1,049 million, an increase of $36 million from $1,013 million at year-end 2010. For the category of exploratory well costs capitalized for a period greater than one year as of December 31, 2010, no wells were charged to dry hole expense during the first six months of 2011.

Note 7—Impairments
During the three- and six-month periods of 2011 and 2010, we recognized the following before-tax impairment charges:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

E&P
United States	$-	-	-	-
International	-	1	-	1
R&M
United States	1	14	1	17
International	1	1,512	1	1,600
Emerging Businesses	-	5	-	5

	$2	1,532	2	1,623

In the second quarter of 2010, we recorded a $1,500 million impairment of our refinery in Wilhelmshaven, Germany, due to canceled plans for a project to upgrade the refinery. The six-month period of 2010 also included a property impairment of $100 million in international R&M to write-off capitalized project costs, as a result of our decision to end our participation in a new refinery project in Yanbu Industrial City, Saudi Arabia.
Fair Value Remeasurements
There were no material fair value impairments as of June 30, 2011. The following table shows the values of assets at December 31, 2010, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition:

	Millions of Dollars
		Fair Value
		Measurements Using
	Fair Value *	Level 1 Inputs	Level 3 Inputs	Before- Tax Loss
December 31, 2010
Net properties, plants and equipment (held for use)	$307	-	307	1,604*	*
Net properties, plants and equipment (held for sale)	23	5	18	43
Equity method investments	735	-	735	645

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

In addition, an equity method investment associated with our E&P segment was determined to have a fair value below carrying amount, and the impairment was considered to be other than temporary. This investment with a book value of $1,380 million was written down to its fair value of $735 million, resulting in a charge of $645 million before-tax. The fair value was determined by the application of an internal discounted cash flow model using estimates of future production, prices, costs and a discount rate believed to be consistent with those used by principal market participants. In addition, the equity investment fair value considered market analysis of certain similar undeveloped properties.
Note 8—Debt
We have two commercial paper programs supported by our $7.85 billion revolving credit facilities: the ConocoPhillips $6.35 billion program, primarily a funding source for short-term working capital needs, and the ConocoPhillips Qatar Funding Ltd. $1.5 billion program, which is used to fund commitments relating to the QG3 Project. Commercial paper maturities are generally limited to 90 days.
At both June 30, 2011, and December 31, 2010, we had no direct outstanding borrowings under our revolving credit facilities, but $40 million in letters of credit had been issued. In addition, under the two commercial paper programs, there was $1,157 million of commercial paper outstanding at June 30, 2011, compared with $1,182 million at December 31, 2010. Since we had $1,157 million of commercial paper outstanding and had issued $40 million of letters of credit, we had access to $6.7 billion in borrowing capacity under our revolving credit facilities at June 30, 2011.
During the first six months of 2011, a $328 million 9.375% Note was repaid at its maturity.
At June 30, 2011, we classified $1,098 million of short-term debt as long-term debt, based on our ability and intent to refinance the obligation on a long-term basis under our revolving credit facilities.
Note 9—Joint Venture Acquisition Obligation
We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL Partnership. Quarterly principal and interest payments of $237 million began in the second quarter of 2007 and will continue until the balance is paid. Of the principal obligation amount, approximately $713 million was short-term and was included in the “Accounts payable—related parties” line on our June 30, 2011, consolidated balance sheet. The principal portion of these payments, which totaled $343 million in the first six months of 2011, is included in the “Other” line in the financing activities section of our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.

Note 10—Noncontrolling Interests
Activity for the equity attributable to noncontrolling interests for the first six months of 2011 and 2010 was as follows:

	Millions of Dollars
	2011			2010
	Common			Common
	Stockholders’	Non-Controlling		Stockholders’	Non-Controlling
	Equity	Interest	Total Equity	Equity	Interest	Total Equity

Balance at January 1	$68,562	547	69,109	62,023	590	62,613
Net income	6,430	31	6,461	6,262	33	6,295
Dividends	(1,861)	-	(1,861)	(1,560)	-	(1,560)
Repurchase of company common stock	(4,785)	-	(4,785)	(390)	-	(390)
Distributions to noncontrolling interests	-	(59)	(59)	-	(48)	(48)
Other changes, net*	1,713	-	1,713	(964)	(1)	(965)

Balance at June 30	$70,059	519	70,578	65,371	574	65,945

*Includes components of other comprehensive income, which are disclosed separately in Note 14—Comprehensive Income.
Note 11—Guarantees
At June 30, 2011, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
Construction Completion Guarantees
In December 2005, we issued a construction completion guarantee for 30 percent of the $4 billion in loan facilities of QG3, which were used to finance the construction of an LNG train in Qatar. Of the $4 billion in loan facilities, we committed to provide $1.2 billion. The maximum potential amount of future payments to third-party lenders under the guarantee is estimated to be $850 million, which could become payable if the full debt financing is utilized and completion of the QG3 Project is not achieved. The project financing will be nonrecourse to ConocoPhillips upon certified completion. Completion assessment is ongoing with certification expected later in 2011. At June 30, 2011, the carrying value of the guarantee to third-party lenders was $11 million.
Guarantees of Joint Venture Debt
At June 30, 2011, we had guarantees outstanding for our portion of joint venture debt obligations, which have terms of up to 14 years. The maximum potential amount of future payments under the guarantees is approximately $70 million. Payment would be required if a joint venture defaults on its debt obligations.

Other Guarantees
•	In conjunction with our purchase of a 50 percent ownership interest in APLNG from Origin Energy in October 2008, we agreed to participate, if and when requested, in any parent company guarantees that were outstanding at the time we purchased our interest in APLNG. These parent company guarantees cover the obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of 6 to 20 years. Our maximum potential amount of future payments, or cost of volume delivery, under these guarantees is estimated to be $1,667 million ($3,672 million in the event of intentional or reckless breach) at June 2011 exchange rates based on our 50 percent share of the remaining contracted volumes, which could become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.

•	We have other guarantees with maximum future potential payment amounts totaling $450 million, which consist primarily of guarantees to fund the short-term cash liquidity deficits of certain joint ventures, guarantees of minimum charter revenue for two LNG vessels, one small construction completion guarantee, guarantees of the lease payment obligations of a joint venture, guarantees of the residual value of leased corporate aircraft, and guarantees of the performance of a business partner or some of its customers. These guarantees generally extend up to 13 years or life of the venture.
Indemnifications
Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at June 30, 2011, was $366 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were $234 million of environmental accruals for known contamination that are included in asset retirement obligations and accrued environmental costs at June 30, 2011. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.
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
Environmental
We are subject to international, federal, state and local environmental laws and regulations. When we prepare our consolidated financial statements, we record accruals for environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency (EPA) or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable.
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
We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2011, our balance sheet included a total environmental accrual of $988 million, compared with $994 million at December 31, 2010. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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
Other Contingencies
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at June 30, 2011, we had performance obligations secured by letters of credit of $1,431 million (of which $40 million was issued under the provisions of our revolving credit facility, and the remainder was issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business.
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

Note 13—Financial Instruments and Derivative Contracts
Financial Instruments
We invest excess cash in financial instruments with maturities based on our cash forecasts for the various currency pools we manage. The maturities of these investments may from time to time extend beyond 90 days. The types of financial instruments in which we currently invest include:
•	Time Deposits: Interest bearing deposits placed with approved financial institutions.

•	Commercial Paper: Unsecured promissory notes issued by a corporation, commercial bank, or government agency purchased at a discount, maturing at par.

•	Government or government agency obligations: Negotiable debt obligations issued by a government or government agency.
These financial instruments appear in the “Cash and cash equivalents” line of our consolidated balance sheet if the maturities at the time we made the investments were 90 days or less; otherwise, these held-to-maturity investments are included in the “Short-term investments” line. We held the following financial instruments:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments*
	June 30	December 31	June 30	December 31
	2011	2010	2011	2010

Cash	$926	1,284	-	-

Time Deposits
Remaining maturities from 1 to 90 days	3,590	6,154	368	302
Remaining maturities from 91 to 183 days	-	-	666	69
Commercial Paper
Remaining maturities from 1 to 90 days	610	1,566	895	525
Remaining maturities from 91 to 180 days	-	-	368	-
Government Obligations
Remaining maturities from 1 to 90 days	379	450	338	77
Remaining maturities from 91 to 180 days	-	-	-	-

	$5,505	9,454	2,635	973

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
We generally value our exchange-traded derivatives using closing prices provided by the exchange as of the balance sheet date, and these are classified as Level 1 in the fair value hierarchy. Where exchange-provided prices are adjusted, non-exchange quotes are used or when the instrument lacks sufficient liquidity, we generally classify those exchange-cleared contracts as Level 2. Over-the-counter (OTC) financial swaps and physical commodity forward purchase and sales contracts are generally valued using quotations provided by brokers and price index developers, such as Platts and Oil Price Information Service. These quotes are corroborated with market data and are classified as Level 2. In certain less liquid markets or for longer-term contracts, forward prices are not as readily available. In these circumstances, OTC swaps and physical commodity purchase and sales contracts are valued using internally developed methodologies that consider historical relationships among various commodities that result in management’s best estimate of fair value. These contracts are classified as Level 3. A contract that is initially classified as Level 3 due to absence or insufficient corroboration of broker quotes over a material portion of the contract will transfer to Level 2 when the portion of the trade having no quotes or insufficient corroboration becomes an insignificant portion of the contract. A contract would also transfer to Level 2 if we began using a corroborated broker quote that has become available. Conversely, if a corroborated broker quote ceases to be available or used by us, the contract would transfer from Level 2 to Level 3. There were no material transfers in or out of Level 1.
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
The fair value hierarchy for our derivative assets and liabilities accounted for at fair value on a recurring basis was:

	Millions of Dollars
	June 30, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives*	$1,968	1,925	64	3,957	1,456	1,744	63	3,263
Interest rate derivatives	-	25	-	25	-	20	-	20
Foreign currency exchange derivatives	-	18	-	18	-	15	-	15

Total assets	1,968	1,968	64	4,000	1,456	1,779	63	3,298

Liabilities
Commodity derivatives*	1,971	1,856	17	3,844	1,611	1,737	36	3,384
Foreign currency exchange derivatives	-	18	-	18	-	9	-	9

Total liabilities	1,971	1,874	17	3,862	1,611	1,746	36	3,393

Net assets (liabilities)	$(3)	94	47	138	(155)	33	27	(95)

* 2010 has been reclassified to conform to current-year presentation.

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
The fair value of commodity derivative assets and liabilities and the line items where they appear on our consolidated balance sheet were:

	Millions of Dollars
	June 30	December 31
	2011	2010

Assets
Prepaid expenses and other current assets	$3,753	3,073
Other assets	241	211
Liabilities
Other accruals	3,670	3,212
Other liabilities and deferred credits	211	193

Hedge accounting has not been used for any item in the table. The amounts shown are presented gross (i.e., without netting assets and liabilities with the same counterparty where the right of setoff exists).
The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Sales and other operating revenues	$288	(1,139)	(713)	(657)
Other income	(2)	(20)	(9)	(30)
Purchased crude oil, natural gas and products	(69)	1,373	225	866

Hedge accounting has not been used for any item in the table.

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts. These financial and physical derivative contracts are primarily used to manage price exposures on our underlying operations. The underlying exposures may be from non-derivative positions such as inventory volumes or firm natural gas transport contracts. Financial derivative contracts may also offset physical derivative contracts, such as forward sales contracts.

	Open Position
	Long/(Short)
	June 30	December 31
	2011	2010

Commodity
Crude oil, refined products and natural gas liquids (millions of barrels)	(39)	(16)
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(98)	(69)
Basis	95	(43)

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
The adjustments to the fair values of the interest rate swaps and hedged debt have not been material.
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
The fair value of foreign currency exchange derivative assets and liabilities, and the line items where they appear on our consolidated balance sheet were:

	Millions of Dollars
	June 30	December 31
	2011	2010

Assets
Prepaid expenses and other current assets	$18	14
Other assets	-	1
Liabilities
Other accruals	14	7
Other liabilities and deferred credits	4	2

Hedge accounting has not been used for any item in the table. The amounts shown are presented gross.

Gains and losses from foreign currency exchange derivatives, and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Foreign currency transaction (gains) losses	$(9)	57	(6)	103

Hedge accounting has not been used for any item in the table.
We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions
	Notional Currency*
	June 30	December 31
	2011	2010

Foreign Currency Exchange Derivatives
Sell U.S. dollar, buy other currencies**	USD 561	569
Sell euro, buy British pound	EUR 169	253

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
The credit risk from our OTC derivative contracts, such as forwards and swaps, derives from the counterparty to the transaction. Individual counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. We also use futures, swaps and option contracts that have a negligible credit risk because these trades are cleared with an exchange clearinghouse and subject to mandatory margin requirements until settled.
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

The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position on June 30, 2011, and December 31, 2010, was $144 million and $225 million, respectively, for which no collateral was posted. If our credit rating were lowered one level from its “A” rating (per Standard and Poor’s) on June 30, 2011, we would be required to post no additional collateral to our counterparties. If we were downgraded below investment grade, we would be required to post $144 million of additional collateral, either with cash or letters of credit.
Fair Values of Financial Instruments
We used the following methods and assumptions to estimate the fair value of financial instruments:
•	Cash, cash equivalents and short-term investments: The carrying amount reported on the balance sheet approximates fair value.
•	Accounts and notes receivable: The carrying amount reported on the balance sheet approximates fair value.
•	Investment in LUKOIL shares: We completed the disposition of our interest in LUKOIL during the first quarter of 2011. At December 31, 2010, our investment in LUKOIL was carried at fair value of $1,083 million, reflecting a closing price of LUKOIL American Depositary Receipts (ADRs) on the London Stock Exchange of $56.50 per share.
•	Debt: The carrying amount of our floating-rate debt approximates fair value. The fair value of the fixed-rate debt is estimated based on quoted market prices.
•	Fixed-rate 5.3 percent joint venture acquisition obligation: Fair value is estimated based on the net present value of the future cash flows, discounted at June 30, 2011, and December 31, 2010, using effective yield rates of 1.41 percent and 1.87 percent, respectively, based on yields of U.S. Treasury securities of similar average duration adjusted for our average credit risk spread and the amortizing nature of the obligation principal. See Note 9—Joint Venture Acquisition Obligation, for additional information.
•	Commodity swaps: Fair value is estimated based on forward market prices and approximates the exit price at period end. When forward market prices are not available, fair value is estimated using the forward prices of a similar commodity with adjustments for differences in quality or location.
•	Futures: Fair values are based on quoted market prices obtained from the New York Mercantile Exchange, the ICE Futures, or other traded exchanges.
•	Interest rate swap contracts: Fair value is estimated based on a pricing model and market observable interest rate swap curves obtained from a third-party market data provider.
•	Forward-exchange contracts: Fair values are estimated by comparing the contract rate to the forward rates in effect at the end of the respective reporting periods, and approximate the exit prices at those dates.
Our commodity derivative and financial instruments were:

	Millions of Dollars
	Carrying Amount		Fair Value
	June 30	December 31	June 30	December 31
	2011	2010	2011	2010

Financial assets
Foreign currency exchange derivatives	$18	15	18	15
Interest rate derivatives	25	20	25	20
Commodity derivatives	548	624	548	624
Investment in LUKOIL	-	1,083	-	1,083
Financial liabilities
Total debt, excluding capital leases	23,161	23,553	25,811	26,144
Joint venture acquisition obligation	4,666	5,009	5,239	5,600
Foreign currency exchange derivatives	18	9	18	9
Commodity derivatives	328	426	328	426

The amounts shown for derivatives in the preceding table are presented net (i.e., assets and liabilities with the same counterparty are netted where the right of setoff exists). In addition, the June 30, 2011, commodity derivative assets and liabilities appear net of $86 million of obligations to return cash collateral and $193 million of rights to reclaim cash collateral, respectively. The December 31, 2010, commodity derivative assets and liabilities appear net of $5 million of obligations to return cash collateral and $324 million of rights to reclaim cash collateral, respectively. No collateral was deposited or held for the foreign currency derivatives or interest rate derivatives.
Note 14—Comprehensive Income
ConocoPhillips’ comprehensive income was as follows:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Net income	$3,419	4,183	6,461	6,295
After-tax changes in:
Defined benefit pension plans
Net prior service cost	-	2	1	4
Net actuarial gain	34	35	67	70
Non-sponsored plans	4	19	7	21
Net reclassification adjustment for gain on securities recognized in net income	-	-	(158)	-
Foreign currency translation adjustments	540	(1,449)	1,434	(1,278)
Hedging activities	-	(1)	1	(1)

Comprehensive income	3,997	2,789	7,813	5,111
Less: comprehensive income attributable to noncontrolling interests	(17)	(19)	(31)	(33)

Comprehensive income attributable to ConocoPhillips	$3,980	2,770	7,782	5,078

Accumulated other comprehensive income in the equity section of the balance sheet included:

	Millions of Dollars
	June 30	December 31
	2011	2010

Defined benefit pension liability adjustments	$(1,283)	(1,358)
Net unrealized gain on securities	-	158
Foreign currency translation adjustments	7,414	5,980
Deferred net hedging loss	(6)	(7)

Accumulated other comprehensive income	$6,125	4,773

There were no items within accumulated other comprehensive income related to noncontrolling interests.

Note 15—Cash Flow Information

	Millions of Dollars
	Six Months Ended
	June 30
	2011	2010

Cash Payments
Interest	$495	660
Income taxes	5,452	3,925

Net Purchases of Short-Term Investments
Short-term investments purchased	$(4,562)	-
Short-term investments sold	2,968	-

	$(1,594)	-

Note 16—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
Components of Net Periodic Benefit Cost	2011		2010		2011	2010
	U.S.	Int’l.	U.S.	Int’l.
Three Months Ended June 30
Service cost	$49	25	57	22	2	2
Interest cost	61	44	65	41	11	12
Expected return on plan assets	(70)	(44)	(56)	(35)	-	-
Amortization of prior service cost	3	-	3	-	(2)	1
Recognized net actuarial (gain) loss	41	12	41	13	(2)	(2)

Net periodic benefit costs	$84	37	110	41	9	13

Six Months Ended June 30
Service cost	$113	49	114	45	5	5
Interest cost	123	88	130	84	21	23
Expected return on plan assets	(140)	(87)	(112)	(73)	-	-
Amortization of prior service cost	5	-	5	-	(4)	2
Recognized net actuarial (gain) loss	82	23	83	27	(3)	(4)

Net periodic benefit costs	$183	73	220	83	19	26

During the first six months of 2011, we contributed $416 million to our domestic benefit plans and $109 million to our international benefit plans.

Note 17—Related Party Transactions
Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Operating revenues and other income (a)	$2,355	2,050	4,171	3,984
Purchases (b)	5,627	3,909	9,981	7,348
Operating expenses and selling, general and administrative expenses (c)	109	84	214	165
Net interest expense (d)	18	18	37	37

(a)	We sold natural gas to DCP Midstream, LLC and crude oil to the Malaysian Refining Company Sdn. Bhd. (MRC), among others, for processing and marketing. Natural gas liquids, solvents and petrochemical feedstocks were sold to Chevron Phillips Chemical Company LLC (CPChem), and gas oil and hydrogen feedstocks were sold to Excel Paralubes. Both periods of 2010 included sales of refined products to CFJ Properties and LUKOIL, which were no longer considered related parties beginning in the third and fourth quarters of 2010, respectively, due to the sales of our interests. Natural gas, crude oil, blendstock and other intermediate products were sold to WRB Refining LP. In addition, we charged several of our affiliates, including CPChem and MSLP, for the use of common facilities, such as steam generators, waste and water treaters, and warehouse facilities.

(b)	We purchased refined products from WRB and MRC. We purchased natural gas and natural gas liquids from DCP Midstream and CPChem for use in our refinery processes and other feedstocks from various affiliates. Both periods of 2010 included purchases of crude oil from LUKOIL, which was no longer considered a related party beginning in the fourth quarter of 2010. We also paid fees to various pipeline equity companies for transporting finished refined products and natural gas, as well as a price upgrade to MSLP for heavy crude processing. We purchased base oils and fuel products from Excel Paralubes for use in our refinery and lubricants businesses.

(c)	We paid processing fees to various affiliates. Additionally, we paid transportation fees to pipeline equity companies.

(d)	We paid and/or received interest to/from various affiliates, including FCCL Partnership. See Note 4—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

Note 18—Segment Disclosures and Related Information
We have organized our reporting structure based on the grouping of similar products and services, resulting in six operating segments:
1)	E&P—This segment primarily explores for, produces, transports and markets crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis.

2)	Midstream—This segment gathers, processes and markets natural gas produced by ConocoPhillips and others, and fractionates and markets natural gas liquids, predominantly in the United States and Trinidad. The Midstream segment primarily consists of our 50 percent equity investment in DCP Midstream.

3)	R&M—This segment purchases, refines, markets and transports crude oil and petroleum products, mainly in the United States, Europe and Asia.

4)	LUKOIL Investment—This segment represents our past investment in the ordinary shares of OAO LUKOIL, an international, integrated oil and gas company headquartered in Russia. In the first quarter of 2011, we completed the divestiture of our entire interest in LUKOIL.

5)	Chemicals—This segment manufactures and markets petrochemicals and plastics on a worldwide basis. The Chemicals segment consists of our 50 percent equity investment in CPChem.

6)	Emerging Businesses—This segment represents our investment in new technologies or businesses outside our normal scope of operations.
Corporate and Other includes general corporate overhead, most interest expense and various other corporate activities. Corporate assets include all cash and cash equivalents and short-term investments.
We evaluate performance and allocate resources based on net income attributable to ConocoPhillips. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Sales and Other Operating Revenues
E&P
United States	$8,438	6,828	16,193	15,020
International	8,635	5,966	16,555	13,426
Intersegment eliminations—U.S.	(1,904)	(1,357)	(3,592)	(2,732)
Intersegment eliminations—international	(1,936)	(1,993)	(4,003)	(3,889)

E&P	13,233	9,444	25,153	21,825

Midstream
Total sales	2,117	1,639	4,445	3,717
Intersegment eliminations	(129)	(71)	(285)	(187)

Midstream	1,988	1,568	4,160	3,530

R&M
United States	34,819	24,516	64,772	46,229
International	15,882	10,366	28,626	19,279
Intersegment eliminations—U.S.	(294)	(190)	(559)	(388)
Intersegment eliminations—international	(26)	(61)	(39)	(74)

R&M	50,381	34,631	92,800	65,046

LUKOIL Investment	—	—	—	—

Chemicals	2	2	5	5

Emerging Businesses
Total sales	202	179	358	394
Intersegment eliminations	(185)	(147)	(330)	(306)

Emerging Businesses	17	32	28	88

Corporate and Other	6	9	11	13

Consolidated sales and other operating revenues	$65,627	45,686	122,157	90,507

Net Income Attributable to ConocoPhillips
E&P
United States	$817	536	1,680	1,293
International	1,707	3,578	3,196	4,653

Total E&P	2,524	4,114	4,876	5,946

Midstream	130	61	203	138

R&M
United States	692	782	1,094	794
International	74	(1,061)	154	(1,077)

Total R&M	766	(279)	1,248	(283)

LUKOIL Investment	—	529	239	916
Chemicals	199	138	392	248
Emerging Businesses	(14)	(10)	(21)	(4)
Corporate and Other	(203)	(389)	(507)	(699)

Consolidated net income attributable to ConocoPhillips	$3,402	4,164	6,430	6,262

	Millions of Dollars
	June 30	December 31
	2011	2010

Total Assets
E&P
United States	$35,818	35,607
International	66,749	63,086

Total E&P	102,567	98,693

Midstream	2,324	2,506

R&M
United States	27,960	26,028
International	9,518	8,463
Goodwill	3,606	3,633

Total R&M	41,084	38,124

LUKOIL Investment	—	1,129
Chemicals	2,895	2,732
Emerging Businesses	1,013	964
Corporate and Other	10,185	12,166

Consolidated total assets	$160,068	156,314

Note 19—Income Taxes
Our effective tax rate for the second quarter and first six months of 2011 was 45 percent and 46 percent, respectively, compared with 32 percent and 38 percent for the same two periods of 2010. The change in the effective tax rate for the second quarter and first six months of 2011, versus the same periods of 2010, was primarily due to the June 2010 disposition of our interest in Syncrude, partially offset by the June 2010 impairment of our Wilhelmshaven Refinery and a higher proportion of income in high tax jurisdictions in 2010. For periods in which the effective tax rate was in excess of the domestic federal statutory rate of 35 percent, it was primarily due to foreign taxes.
In the United Kingdom, legislation was enacted on July 19, 2011, which increases the supplementary corporate tax rate applicable to U.K. upstream activity from 20 percent to 32 percent, retroactively effective from March 24, 2011. This results in the overall U.K. upstream corporate tax rate increasing from 50 percent to 62 percent. The earnings impact of this change will be reflected in our financial statements in the third quarter of 2011, when we expect to record a charge to earnings of approximately $190 million. This is comprised of approximately $110 million for the revaluation of the U.K. upstream deferred tax liability, in addition to a charge to tax expense of approximately $80 million to reflect the new rate from March 24, 2011, through June 30, 2011.
Note 20—New Accounting Standards
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-5, “Comprehensive Income.” This ASU amends FASB Accounting Standards Codification Topic 220, “Comprehensive Income,” and requires the presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the single statement versus two consecutive statement approach.

Note 21—Planned Spin-off of R&M
On July 14, 2011, we announced approval by our Board of Directors to pursue the separation of our refining, marketing and transportation business into a stand-alone, publicly traded corporation via a tax-free spin-off. In addition to our current R&M segment, we are studying whether other segments (or components of other segments) should be included in the spin-off entity. The separation is subject to market conditions, customary regulatory approvals, the receipt of an affirmative Internal Revenue Service ruling, execution of separation and intercompany agreements and final Board approval, and is expected to be completed in the first half of 2012.

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

	Millions of Dollars
	Three Months Ended June 30, 2011
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated
Revenues and Other Income
Sales and other operating revenues	$-	40,395	-	-	-	25,232	-	65,627
Equity in earnings of affiliates	3,643	3,736	-	-	-	604	(6,823)	1,160
Gain on dispositions	-	43	-	-	-	35	-	78
Other income	-	59	-	-	-	37	-	96
Intercompany revenues	1	1,200	12	23	8	10,581	(11,825)	-

Total Revenues and Other Income	3,644	45,433	12	23	8	36,489	(18,648)	66,961

Costs and Expenses
Purchased crude oil, natural gas and products	-	37,882	-	-	-	23,662	(11,411)	50,133
Production and operating expenses	-	1,063	-	-	-	1,571	(28)	2,606
Selling, general and administrative expenses	4	348	-	-	-	173	(11)	514
Exploration expenses	-	72	-	-	-	189	3	264
Depreciation, depletion and amortization	-	384	-	-	-	1,691	-	2,075
Impairments	-	1	-	-	-	1	-	2
Taxes other than income taxes	-	1,288	-	-	-	3,543	(1)	4,830
Accretion on discounted liabilities	-	17	-	-	-	98	-	115
Interest and debt expense	367	116	11	20	8	102	(377)	247
Foreign currency transaction (gains) losses	-	1	-	19	11	(48)	-	(17)

Total Costs and Expenses	371	41,172	11	39	19	30,982	(11,825)	60,769

Income (loss) before income taxes	3,273	4,261	1	(16)	(11)	5,507	(6,823)	6,192
Provision for income taxes	(129)	618	1	(2)	(2)	2,287	-	2,773

Net income (loss)	3,402	3,643	-	(14)	(9)	3,220	(6,823)	3,419
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(17)	-	(17)

Net Income (Loss) Attributable to ConocoPhillips	$3,402	3,643	-	(14)	(9)	3,203	(6,823)	3,402

Income Statement	Three Months Ended June 30, 2010
Revenues and Other Income
Sales and other operating revenues	$-	29,414	-	-	-	16,272	-	45,686
Equity in earnings of affiliates	4,305	4,868	-	-	-	995	(9,080)	1,088
Gain on dispositions	-	6	-	-	-	3,243	-	3,249
Other income	-	25	-	-	-	79	-	104
Intercompany revenues	2	7	12	22	37	7,411	(7,491)	-

Total Revenues and Other Income	4,307	34,320	12	22	37	28,000	(16,571)	50,127

Costs and Expenses
Purchased crude oil, natural gas and products	-	26,239	-	-	-	13,061	(7,212)	32,088
Production and operating expenses	-	1,084	-	-	-	1,558	(23)	2,619
Selling, general and administrative expenses	3	294	-	-	-	160	(19)	438
Exploration expenses	-	56	-	-	-	157	-	213
Depreciation, depletion and amortization	-	397	-	-	-	1,883	-	2,280
Impairments	-	14	-	-	-	1,518	-	1,532
Taxes other than income taxes	-	1,364	-	-	-	2,883	-	4,247
Accretion on discounted liabilities	-	16	-	-	-	97	-	113
Interest and debt expense	216	235	11	20	14	90	(237)	349
Foreign currency transaction (gains) losses	-	5	-	(86)	(102)	237	-	54

Total Costs and Expenses	219	29,704	11	(66)	(88)	21,644	(7,491)	43,933

Income before income taxes	4,088	4,616	1	88	125	6,356	(9,080)	6,194
Provision for income taxes	(76)	311	1	10	25	1,740	-	2,011

Net income	4,164	4,305	-	78	100	4,616	(9,080)	4,183
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(19)	-	(19)

Net Income Attributable to ConocoPhillips	$4,164	4,305	-	78	100	4,597	(9,080)	4,164

	Millions of Dollars
	Six Months Ended June 30, 2011
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Income Statement	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated
Revenues and Other Income
Sales and other operating revenues	$-	76,124	-	-	-	46,033	-	122,157
Equity in earnings of affiliates	6,878	7,175	-	-	-	1,147	(13,023)	2,177
Gain on dispositions	-	311	-	-	-	383	-	694
Other income	-	112	-	-	-	68	-	180
Intercompany revenues	2	2,103	23	46	17	19,224	(21,415)	-

Total Revenues and Other Income	6,880	85,825	23	46	17	66,855	(34,438)	125,208

Costs and Expenses
Purchased crude oil, natural gas and products	-	71,323	-	-	-	41,806	(20,620)	92,509
Production and operating expenses	-	2,215	-	-	-	3,137	(118)	5,234
Selling, general and administrative expenses	9	666	-	-	-	333	5	1,013
Exploration expenses	-	122	-	-	-	315	3	440
Depreciation, depletion and amortization	-	771	-	-	-	3,374	-	4,145
Impairments	-	1	-	-	-	1	-	2
Taxes other than income taxes	-	2,536	-	-	-	6,659	(1)	9,194
Accretion on discounted liabilities	-	34	-	-	-	193	-	227
Interest and debt expense	682	223	21	39	16	212	(684)	509
Foreign currency transaction (gains) losses	-	(16)	-	56	8	(101)	-	(53)

Total Costs and Expenses	691	77,875	21	95	24	55,929	(21,415)	113,220

Income (loss) before income taxes	6,189	7,950	2	(49)	(7)	10,926	(13,023)	11,988
Provision for income taxes	(241)	1,072	1	(1)	8	4,688	-	5,527

Net income (loss)	6,430	6,878	1	(48)	(15)	6,238	(13,023)	6,461
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(31)	-	(31)

Net Income (Loss) Attributable to ConocoPhillips	$6,430	6,878	1	(48)	(15)	6,207	(13,023)	6,430

Income Statement	Six Months Ended June 30, 2010
Revenues and Other Income
Sales and other operating revenues	$-	57,336	-	-	-	33,171	-	90,507
Equity in earnings of affiliates	6,537	7,188	-	-	-	1,673	(13,442)	1,956
Gain on dispositions	-	16	-	-	-	3,257	-	3,273
Other income	-	101	-	-	-	52	-	153
Intercompany revenues	3	274	23	43	50	12,881	(13,274)	-

Total Revenues and Other Income	6,540	64,915	23	43	50	51,034	(26,716)	95,889

Costs and Expenses
Purchased crude oil, natural gas and products	-	51,366	-	-	-	25,012	(12,769)	63,609
Production and operating expenses	-	2,189	-	-	-	3,008	(51)	5,146
Selling, general and administrative expenses	7	616	-	-	-	285	(26)	882
Exploration expenses	-	97	-	-	-	499	-	596
Depreciation, depletion and amortization	-	816	-	-	-	3,782	-	4,598
Impairments	-	17	-	-	-	1,606	-	1,623
Taxes other than income taxes	-	2,573	-	-	-	5,711	-	8,284
Accretion on discounted liabilities	-	31	-	-	-	196	-	227
Interest and debt expense	419	248	21	39	27	324	(428)	650
Foreign currency transaction (gains) losses	-	35	-	(55)	(53)	163	-	90

Total Costs and Expenses	426	57,988	21	(16)	(26)	40,586	(13,274)	85,705

Income before income taxes	6,114	6,927	2	59	76	10,448	(13,442)	10,184
Provision for income taxes	(148)	390	1	13	20	3,613	-	3,889

Net income	6,262	6,537	1	46	56	6,835	(13,442)	6,295
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(33)	-	(33)

Net Income Attributable to ConocoPhillips	$6,262	6,537	1	46	56	6,802	(13,442)	6,262

	Millions of Dollars
	June 30, 2011
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Balance Sheet	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$-	95	2	31	2	5,375	-	5,505
Short-term investments	-	-	-	-	-	2,635	-	2,635
Accounts and notes receivable	46	9,765	-	-	-	19,484	(12,490)	16,805
Inventories	-	3,976	-	-	-	3,010	-	6,986
Prepaid expenses and other current assets	22	1,176	-	1	-	1,548	-	2,747

Total Current Assets	68	15,012	2	32	2	32,052	(12,490)	34,678
Investments, loans and long-term receivables*	92,684	123,064	763	1,499	596	55,499	(238,349)	35,756
Net properties, plants and equipment	-	19,437	-	-	-	64,831	-	84,268
Goodwill	-	3,606	-	-	-	-	-	3,606
Intangibles	-	756	-	-	-	36	-	792
Other assets	54	262	-	3	3	646	-	968

Total Assets	$92,806	162,137	765	1,534	601	153,064	(250,839)	160,068

Liabilities and Stockholders’ Equity
Accounts payable	$-	17,032	-	1	1	16,474	(12,490)	21,018
Short-term debt	(5)	25	-	-	-	586	-	606
Accrued income and other taxes	-	366	-	-	-	4,470	-	4,836
Employee benefit obligations	-	550	-	-	-	222	-	772
Other accruals	242	496	9	15	6	1,344	-	2,112

Total Current Liabilities	237	18,469	9	16	7	23,096	(12,490)	29,344
Long-term debt	11,839	3,641	750	1,250	498	4,612	-	22,590
Asset retirement obligations and accrued environmental costs	-	1,685	-	-	-	7,807	-	9,492
Joint venture acquisition obligation	-	-	-	-	-	3,953	-	3,953
Deferred income taxes	(1)	4,003	-	14	6	14,040	-	18,062
Employee benefit obligations	-	2,529	-	-	-	903	-	3,432
Other liabilities and deferred credits*	17,511	34,786	-	170	71	19,271	(69,192)	2,617

Total Liabilities	29,586	65,113	759	1,450	582	73,682	(81,682)	89,490
Retained earnings	38,463	28,462	4	(142)	(96)	23,533	(45,260)	44,964
Other common stockholders’ equity	24,757	68,562	2	226	115	55,330	(123,897)	25,095
Noncontrolling interests	-	-	-	-	-	519	-	519

Total Liabilities and Stockholders’ Equity	$92,806	162,137	765	1,534	601	153,064	(250,839)	160,068

Balance Sheet	December 31, 2010
Assets
Cash and cash equivalents	$-	718	-	29	4	8,703	-	9,454
Short-term investments	-	-	-	-	-	973	-	973
Accounts and notes receivable	36	9,126	1	-	-	16,625	(9,976)	15,812
Investment in LUKOIL	-	-	-	-	-	1,083	-	1,083
Inventories	-	3,121	-	-	-	2,076	-	5,197
Prepaid expenses and other current assets	23	824	-	2	-	1,292	-	2,141

Total Current Assets	59	13,789	1	31	4	30,752	(9,976)	34,660
Investments, loans and long-term receivables*	84,446	111,993	762	1,445	577	50,563	(216,025)	33,761
Net properties, plants and equipment	-	19,524	-	-	-	63,030	-	82,554
Goodwill	-	3,633	-	-	-	-	-	3,633
Intangibles	-	760	-	-	-	41	-	801
Other assets	55	254	1	3	3	589	-	905

Total Assets	$84,560	149,953	764	1,479	584	144,975	(226,001)	156,314

Liabilities and Stockholders’ Equity
Accounts payable	$-	14,939	-	2	-	13,434	(9,976)	18,399
Short-term debt	(5)	354	-	-	-	587	-	936
Accrued income and other taxes	-	431	-	-	6	4,437	-	4,874
Employee benefit obligations	-	773	-	-	-	308	-	1,081
Other accruals	242	620	9	15	6	1,237	-	2,129

Total Current Liabilities	237	17,117	9	17	12	20,003	(9,976)	27,419
Long-term debt	11,832	3,674	750	1,250	499	4,651	-	22,656
Asset retirement obligations and accrued environmental costs	-	1,686	-	-	-	7,513	-	9,199
Joint venture acquisition obligation	-	-	-	-	-	4,314	-	4,314
Deferred income taxes	(1)	3,659	-	16	(2)	13,663	-	17,335
Employee benefit obligations	-	2,779	-	-	-	904	-	3,683
Other liabilities and deferred credits*	10,752	32,268	-	114	61	19,169	(59,765)	2,599

Total Liabilities	22,820	61,183	759	1,397	570	70,217	(69,741)	87,205
Retained earnings	33,897	21,584	3	(94)	(81)	20,162	(35,074)	40,397
Other common stockholders’ equity	27,843	67,186	2	176	95	54,049	(121,186)	28,165
Noncontrolling interests	-	-	-	-	-	547	-	547

Total Liabilities and Stockholders’ Equity	$84,560	149,953	764	1,479	584	144,975	(226,001)	156,314

* Includes intercompany loans.

	Millions of Dollars
	Six Months Ended June 30, 2011
			ConocoPhillips	ConocoPhillips	ConocoPhillips
			Australia	Canada	Canada
		ConocoPhillips	Funding	Funding	Funding	All Other	Consolidating	Total
Statement of Cash Flows	ConocoPhillips	Company	Company	Company I	Company II	Subsidiaries	Adjustments	Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$6,548	(1,195)	2	6	(6)	5,702	(2,836)	8,221

Cash Flows From Investing Activities
Capital expenditures and investments	-	(803)	-	-	-	(4,974)	-	(5,777)
Proceeds from asset dispositions	-	369	-	-	-	1,580	-	1,949
Net purchases of short-term investments	-	-	-	-	-	(1,594)	-	(1,594)
Long-term advances/loans—related parties	-	(14)	-	(4)	-	(2,077)	2,092	(3)
Collection of advances/loans—related parties	-	710	-	-	-	1,476	(1,736)	450
Other	-	7	-	-	-	74	-	81

Net Cash Provided by (Used in) Investing Activities	-	269	-	(4)	-	(5,515)	356	(4,894)

Cash Flows From Financing Activities
Issuance of debt	-	2,073	-	-	4	15	(2,092)	-
Repayment of debt	-	(1,805)	-	-	-	(323)	1,736	(392)
Issuance of company common stock	99	-	-	-	-	-	-	99
Repurchase of company common stock	(4,785)	-	-	-	-	-	-	(4,785)
Dividends paid on common stock	(1,861)	-	-	-	-	(2,836)	2,836	(1,861)
Other	(1)	45	-	-	-	(401)	-	(357)

Net Cash Provided by (Used in) Financing Activities	(6,548)	313	-	-	4	(3,545)	2,480	(7,296)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	(10)	-	-	-	30	-	20

Net Change in Cash and Cash Equivalents	-	(623)	2	2	(2)	(3,328)	-	(3,949)
Cash and cash equivalents at beginning of period	-	718	-	29	4	8,703	-	9,454

Cash and Cash Equivalents at End of Period	$-	95	2	31	2	5,375	-	5,505

Statement of Cash Flows	Six Months Ended June 30, 2010
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$2,906	4,090	-	5	27	3,227	(3,740)	6,515

Cash Flows From Investing Activities
Capital expenditures and investments	-	(853)	-	-	-	(3,549)	322	(4,080)
Proceeds from asset dispositions	-	165	-	-	-	5,877	(99)	5,943
Long-term advances/loans—related parties	-	(335)	-	-	-	(66)	132	(269)
Collection of advances/loans—related parties	-	71	-	-	384	1,363	(1,738)	80
Other	-	-	-	-	-	9	-	9

Net Cash Provided by (Used in) Investing Activities	-	(952)	-	-	384	3,634	(1,383)	1,683

Cash Flows From Financing Activities
Issuance of debt	-	-	-	-	-	197	(132)	65
Repayment of debt	(990)	(2,629)	-	-	-	(554)	1,738	(2,435)
Issuance of company common stock	35	-	-	-	-	-	-	35
Repurchase of company common stock	(390)	-	-	-	-	-	-	(390)
Dividends paid on common stock	(1,560)	-	-	-	-	(889)	889	(1,560)
Other	(1)	18	-	-	-	(149)	(223)	(355)

Net Cash Used in Financing Activities	(2,906)	(2,611)	-	-	-	(1,395)	2,272	(4,640)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	15	-	-	-	5	-	20

Net Change in Cash and Cash Equivalents	-	542	-	5	411	5,471	(2,851)	3,578
Cash and cash equivalents at beginning of period	-	122	-	18	1	554	(153)	542

Cash and Cash Equivalents at End of Period	$-	664	-	23	412	6,025	(3,004)	4,120

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis is the company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 49.
The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to ConocoPhillips.
BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW
ConocoPhillips is an international, integrated energy company. We are the third-largest integrated energy company in the United States, based on market capitalization. At June 30, 2011, we had approximately 29,900 employees worldwide and total assets of $160 billion.
Earnings of the company depend largely on the profitability of our Exploration and Production (E&P) and Refining and Marketing (R&M) segments. Crude oil and natural gas prices, along with refining margins, are the most significant factors in our profitability. Industry crude prices for West Texas Intermediate (WTI) averaged $102.44 per barrel in the second quarter of 2011, an increase of 32 percent compared with the second quarter of 2010, and an increase of 9 percent compared with the first quarter of 2011. Global oil prices remained strong during the second quarter of 2011 due to lingering concerns over civil unrest in oil-producing countries. Oil prices eased toward the end of the quarter when concerns about slowing global economic growth and the impact on oil demand growth surfaced.
Henry Hub natural gas prices averaged $4.32 per million British thermal units in the second quarter of 2011, a 6 percent increase compared with the second quarter of 2010, and a 5 percent increase compared with the first quarter of 2011. U.S. natural gas prices rose slightly during the second quarter of 2011 due to a strong heat wave across much of the country. The higher temperatures led to more natural gas demand in the power industry. This increase in demand helped push second-quarter 2011 storage inventory levels below year-ago levels. Continued strong growth in U.S. natural gas production has limited the upside potential in natural gas prices.
E&P segment earnings were $2,524 million in the second quarter of 2011, which accounted for 74 percent of our total earnings in the quarter. This compares with E&P earnings of $2,352 million in the first quarter of 2011 and $4,114 million in the second quarter of 2010. Earnings in the second quarter of 2010 included the $2,679 million after-tax gain on sale of our Syncrude oil sands mining operation.
Domestic refining margins significantly improved in the second quarter of 2011, while international refining margins decreased slightly. The U.S. 3:2:1 crack spread, which is primarily WTI-based, increased 107 percent in the second quarter of 2011, compared with the second quarter of 2010, and 33 percent compared with the first quarter of 2011. In the second quarter of 2011, these increases were a result of stronger demand for higher-priced light crudes and increased crude supplies in the Midcontinent area, causing WTI to trade at a discount relative to waterborne crudes. Refineries capable of processing WTI and crude oils that are WTI-based are benefitting from the lower crude oil prices.
The N.W. Europe 3:1:2 crack spread increased 2 percent in the second quarter of 2011, compared with the second quarter of 2010, and decreased 3 percent compared with the first quarter of 2011.
Our R&M segment reported earnings of $766 million in the second quarter of 2011, compared with earnings of $482 million in the first quarter of 2011, and a loss of $279 million in the second quarter of 2010. The loss in the second quarter of 2010 was the result of the $1,103 million after-tax impairment of our refinery in Wilhelmshaven, Germany (WRG).
RESULTS OF OPERATIONS
Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2011, is based on a comparison with the corresponding period of 2010.
Consolidated Results
A summary of net income (loss) attributable to ConocoPhillips by business segment follows:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Exploration and Production (E&P)	$2,524	4,114	4,876	5,946
Midstream	130	61	203	138
Refining and Marketing (R&M)	766	(279)	1,248	(283)
LUKOIL Investment	-	529	239	916
Chemicals	199	138	392	248
Emerging Businesses	(14)	(10)	(21)	(4)
Corporate and Other	(203)	(389)	(507)	(699)

Net income attributable to ConocoPhillips	$3,402	4,164	6,430	6,262

Earnings for ConocoPhillips decreased 18 percent in the second quarter of 2011, while earnings for the six-month period ended June 30, 2011, increased 3 percent. Both periods in 2010 included gains of $2,894 million after-tax from asset dispositions and LUKOIL share sales, in addition to the $1,103 million after-tax impairment of WRG. Excluding these items, as well as gains from 2011 asset dispositions, earnings in both periods of 2011 improved primarily as a result of:
•	Substantially higher crude oil prices in our E&P segment. Commodity price benefits were somewhat offset by increased production taxes.
•	Improved results from our R&M operations, reflecting higher U.S. refining margins.
These items were partially offset by the absence of equity earnings from LUKOIL due to the divestiture of our interest.
See the “Segment Results” section for additional information on our segment results.

Income Statement Analysis
Sales and other operating revenues for the second quarter and six-month periods of 2011 increased 44 percent and 35 percent, respectively, while purchased crude oil, natural gas and products increased 56 percent and 45 percent, respectively. The increases were mainly due to significantly higher prices for petroleum products and crude oil.
Equity in earnings of affiliates for the second quarter and six-month periods of 2011 increased 7 percent and 11 percent, respectively. The increases in both periods primarily resulted from:
•	Improved earnings from Qatar Liquefied Gas Company Limited (3) (QG3) primarily due to sales of LNG following production startup, which occurred in October 2010.
•	Improved earnings from WRB Refining LP primarily due to higher refining margins.
•	Improved earnings from Chevron Phillips Chemical Company LLC (CPChem) due to higher margins in the olefins and polyolefins business line.
•	Improved earnings from DCP Midstream, LLC as a result of higher natural gas liquids (NGL) prices.
•	Improved earnings from FCCL Partnership due to higher commodity prices.
These increases in equity earnings were partially offset by the absence of equity earnings from LUKOIL and the $83 million before-tax write-off of our investment associated with the cancellation of the Denali gas pipeline project in the second quarter of 2011.
Gain on dispositions for the second quarter and six-month periods of 2011 decreased 98 percent and 79 percent, respectively. Both periods in 2010 included the $2,878 million gain on sale of Syncrude and $333 million in gains from the sale of our 50 percent interest in CFJ Properties and LUKOIL shares. Gains realized in the six-month period of 2011 were primarily the result of the disposition of certain E&P assets located in the Lower 48 and the remaining divestiture of our LUKOIL shares.
Exploration expenses decreased 26 percent in the six-month period of 2011, primarily as a result of the Shah Project cancellation in the six-month period of 2010 and lower dry hole costs in the six-month period of 2011.
Depreciation, depletion and amortization (DD&A) for the second quarter and six-month periods of 2011 decreased 9 percent and 10 percent, respectively. The decreases were mostly associated with our E&P segment, reflecting lower production volumes due to asset dispositions and field decline.
Impairments for the second quarter and six-month periods of 2011 decreased $1,530 million and $1,621 million, respectively, primarily due to the second quarter 2010 impairment of WRG.
Taxes other than income taxes for the second quarter and six-month periods of 2011 increased 14 percent and 11 percent, respectively, primarily due to higher production taxes as a result of higher crude oil prices and higher excise taxes on petroleum product sales.
Interest and debt expense for the second quarter and six-month periods of 2011 decreased 29 percent and 22 percent, respectively, primarily due to lower debt levels.
See Note 19—Income Taxes in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rate.

Segment Results
E&P

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
		Millions of Dollars

Net Income Attributable to ConocoPhillips
Alaska	$490	381	1,039	898
Lower 48	327	155	641	395

United States	817	536	1,680	1,293
International	1,707	3,578	3,196	4,653

	$2,524	4,114	4,876	5,946

	Dollars Per Unit
Average Sales Prices
Crude oil and natural gas liquids (per barrel)
United States	$98.43	68.15	91.83	69.31
International	109.35	73.34	102.86	73.20
Total consolidated operations	103.91	71.00	97.45	71.46
Equity affiliates	103.82	72.46	99.35	71.89
Total E&P	103.90	71.09	97.58	71.49
Bitumen (per barrel)
International	56.91	45.81	51.99	52.68
Equity affiliates	67.05	49.73	61.90	53.04
Total E&P	65.74	49.19	60.44	52.99
Natural gas (per thousand cubic feet)*
United States	4.23	3.96	4.17	4.56
International	6.86	5.10	6.64	5.53
Total consolidated operations	5.79	4.64	5.67	5.14
Equity affliliates	3.28	3.02	2.94	2.86
Total E&P	5.50	4.60	5.36	5.09

*Prior periods reclassified to conform to current-year presentation which includes intrasegment transfer pricing.

	Millions of Dollars
Worldwide Exploration Expenses
General administrative; geological and geophysical; and lease rentals	$175	141	301	391
Leasehold impairment	41	44	82	84
Dry holes	48	28	57	121

	$264	213	440	596

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
		Thousands of Barrels Daily

Operating Statistics
Crude oil and natural gas liquids produced
Alaska	223	221	219	234
Lower 48	160	161	155	159

United States	383	382	374	393
Canada	36	42	37	41
Europe	180	198	188	217
Asia Pacific/Middle East	128	136	134	140
Africa	31	79	46	78

Total consolidated operations	758	837	779	869
Equity affiliates
Asia Pacific/Middle East	24	-	23	-
Russia	32	56	35	56

	814	893	837	925

Synthetic oil produced
Consolidated operations—Canada	-	25	-	23

Bitumen produced
Consolidated operations—Canada	8	10	9	9
Equity affiliates—Canada	59	48	57	50

	67	58	66	59

	Millions of Cubic Feet Daily

Natural gas produced*
Alaska	62	82	65	88
Lower 48	1,589	1,740	1,556	1,722

United States	1,651	1,822	1,621	1,810
Canada	947	1,043	946	1,032
Europe	587	749	669	854
Asia Pacific/Middle East	694	673	706	695
Africa	152	144	155	141

Total consolidated operations	4,031	4,431	4,097	4,532
Equity affiliates
Asia Pacific/Middle East	521	110	514	101

	4,552	4,541	4,611	4,633

*Represents quantities available for sale. Excludes gas equivalent of natural gas liquids included above.

The E&P segment explores for, produces, transports and markets crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At June 30, 2011, our E&P production operations were located in the United States, Norway, the United Kingdom, Canada, Australia, offshore Timor-Leste in the Timor Sea, Indonesia, China, Vietnam, Libya, Nigeria, Algeria, Qatar and Russia. Total E&P production on a barrel-of-oil-equivalent (BOE) basis averaged 1,640,000 BOE per day in the second quarter of 2011, compared with 1,733,000 BOE per day in the second quarter of 2010.
Our E&P operations reported earnings of $2,524 million in the second quarter of 2011, a decrease of 39 percent compared with the second quarter of 2010. E&P earnings for the first six months of 2011 were $4,876 million, an 18 percent decrease compared with the same period of 2010. Both periods in 2010 included the $2,679 million after-tax gain on sale of our Syncrude oil sands mining operation. Excluding the impact from the Syncrude sale, earnings in both 2011 periods improved primarily as a result of higher prices, partially offset by higher taxes. See the “Business Environment and Executive Overview” section for additional information on industry crude oil and natural gas prices.
U.S. E&P
Our U.S. E&P operations reported earnings of $817 million in the second quarter of 2011, a 52 percent increase compared with the same period in 2010. U.S. E&P earnings for the six-month period of 2011 were $1,680 million, a 30 percent increase compared with the same period in 2010. The increases for both periods of 2011 were primarily the result of higher crude oil and natural gas liquids prices, and to a lesser extent, lower DD&A. These increases were partially offset by lower natural gas and natural gas liquids volumes, higher production taxes, primarily in Alaska, and higher operating expenses. In addition, the six-month period of 2011 benefitted from gains from asset sales in the Lower 48.
U.S. E&P production averaged 658,000 BOE per day in the second quarter of 2011, a decrease of 4 percent from 686,000 BOE per day in the second quarter of 2010. The decrease was mainly due to field decline and asset dispositions, which were partially offset by new production, primarily from shale plays in the Lower 48, and less unplanned downtime.
International E&P
International E&P earnings were $1,707 million in the second quarter of 2011, a 52 percent decrease compared with the second quarter of 2010. International E&P earnings for the first six months of 2011 were $3,196 million, a 31 percent decrease compared with the same period in 2010. Both periods in 2010 benefitted from the gain on sale of Syncrude. Excluding the impact from Syncrude, earnings significantly increased in both periods of 2011, primarily due to higher crude oil and natural gas prices. Earnings in both 2011 periods also benefitted from LNG sales from QG3, lower operating expenses and lower DD&A. These increases to earnings were partially offset by lower volumes and higher taxes.
International E&P production averaged 982,000 BOE per day in the second quarter of 2011, a decrease of 6 percent from 1,047,000 BOE per day in the second quarter of 2010. The decrease primarily resulted from field decline, civil unrest in Libya, asset dispositions and unplanned downtime. These decreases were partially offset by new production, primarily in Qatar, China and the United Kingdom.

Midstream

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	Millions of Dollars

Net Income Attributable to ConocoPhillips*	$130	61	203	138

*Includes DCP Midstream-related earnings:	$86	31	134	84

	Dollars Per Barrel
Average Sales Prices
U.S. natural gas liquids*
Consolidated	$59.14	43.21	56.35	46.07
Equity affiliates	52.24	38.11	49.94	41.88

*Based on index prices from the Mont Belvieu and Conway market hubs that are weighted by natural gas liquids component and location mix.

	Thousands of Barrels Daily
Operating Statistics
Natural gas liquids extracted*	198	190	193	188
Natural gas liquids fractionated**	144	156	141	158

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
Earnings from the Midstream segment increased 113 percent in the second quarter of 2011 and 47 percent in the first six months of 2011. The increases in both periods were primarily due to higher NGL prices, as well as improved margins from our equity affiliate, Phoenix Park Gas Processors Limited.

R&M

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
	Millions of Dollars
Net Income (Loss) Attributable to ConocoPhillips
United States	$692	782	1,094	794
International	74	(1,061)	154	(1,077)

	$766	(279)	1,248	(283)

	Dollars Per Gallon
U.S. Average Wholesale Prices*
Gasoline	$3.19	2.25	2.97	2.21
Distillates	3.23	2.28	3.08	2.22

*Excludes excise taxes.

	Thousands of Barrels Daily
Operating Statistics
Refining operations*
United States
Crude oil capacity	1,986	1,986	1,986	1,986
Crude oil runs	1,785	1,913	1,760	1,828
Capacity utilization (percent)	90%	96	89	92
Refinery production	1,986	2,100	1,951	2,000
International
Crude oil capacity	426	671	426	671
Crude oil runs	411	362	411	343
Capacity utilization (percent)	96%	54	96	51
Refinery production	422	364	420	351
Worldwide
Crude oil capacity	2,412	2,657	2,412	2,657
Crude oil runs	2,196	2,275	2,171	2,171
Capacity utilization (percent)	91%	86	90	82
Refinery production	2,408	2,464	2,371	2,351

Petroleum products sales volumes
United States
Gasoline	1,218	1,170	1,159	1,131
Distillates	861	921	857	864
Other products	385	387	411	377

	2,464	2,478	2,427	2,372
International	690	566	681	555

	3,154	3,044	3,108	2,927

*Includes our share of equity affiliates.
The R&M segment refines crude oil and other feedstocks into petroleum products (such as gasoline, distillates and aviation fuels); buys, sells and transports crude oil; and buys, transports, distributes and markets petroleum products. R&M has operations mainly in the United States, Europe and Asia.

R&M reported earnings of $766 million during the second quarter of 2011, an increase of $1,045 million compared with the second quarter of 2010. Earnings for the six-month period of 2011 were $1,248 million, an increase of $1,531 million compared with the same period in 2010. Losses in both 2010 periods were largely due to a $1,103 million after-tax property impairment to WRG. For additional information, see Note 7—Impairments, in the Notes to Consolidated Financial Statements.
The increases in R&M earnings for both periods of 2011 were primarily due to the absence of the WRG impairment. Earnings for both 2011 periods also benefitted from positive foreign currency impacts and higher U.S. refining margins, partially offset by lower marketing margins. Additionally, results for both periods of 2010 included the $116 million after-tax gain on the sale of CFJ Properties. See the “Business Environment and Executive Overview” section for additional information on industry refining margins.
U.S. R&M
U.S. R&M earnings were $692 million in the second quarter of 2011, a decrease of 12 percent compared with the second quarter of 2010. Earnings for the first six months of 2011 were $1,094 million, an increase of 38 percent. Excluding the impact of the gain on sale of CFJ recorded in the second quarter of 2010, earnings for both periods of 2011 improved primarily due to higher refining margins. This was partially offset by lower refining volumes, lower marketing margins and higher operating expenses.
Our U.S. refining capacity utilization rate was 90 percent in the second quarter of 2011, compared with 96 percent in the second quarter of 2010. The current year rate primarily reflects higher unplanned downtime, run reductions due to market conditions and increased turnaround activity.
International R&M
International R&M earnings were $74 million in the second quarter of 2011 and $154 million for the six-month period of 2011, compared with a loss of $1,061 million and a loss of $1,077 million for the respective periods in 2010. Earnings for both periods of 2011 increased primarily as a result of the absence of the 2010 WRG impairment and positive foreign currency impacts, partially offset by lower refining margins.
Our international refining capacity utilization rate was 96 percent in the second quarter of 2011, compared with 54 percent in the second quarter of 2010. The increase primarily resulted from the removal of WRG from our refining capacities effective January 1, 2011, in addition to lower turnaround activity in the second quarter of 2011.
LUKOIL Investment

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net Income Attributable to ConocoPhillips	$-	529	239	916

Operating Statistics
Crude oil production (thousands of barrels daily)	-	382	-	386
Natural gas produced (millions of cubic feet daily)	-	368	-	340
Refinery crude oil processed (thousands of barrels daily)	-	248	-	247

This segment represents our former investment in the ordinary shares of OAO LUKOIL, an international, integrated oil and gas company headquartered in Russia. We sold our remaining interest in LUKOIL in the first quarter of 2011.

Earnings in 2011 primarily represented the realized gain on remaining share sales. Earnings for the three- and six-month periods of 2010 primarily reflected earnings from the equity investment in LUKOIL we held at the time, in addition to gains on the partial sale of our LUKOIL investment.
Chemicals

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010

Net Income Attributable to ConocoPhillips	$199	138	392	248

The Chemicals segment consists of our 50 percent interest in CPChem, which we account for under the equity method. CPChem uses natural gas liquids and other feedstocks to produce petrochemicals. These products are then marketed and sold, or used as feedstocks to produce plastics and commodity chemicals.
Earnings from the Chemicals segment increased 44 percent in the second quarter of 2011 and 58 percent in the six-month period of 2011, compared with the corresponding periods of 2010. The increases in both periods of 2011 primarily resulted from higher margins, volumes and equity earnings in the olefins and polyolefins business line. The specialties, aromatics and styrenics business line also contributed to the increase in earnings.
Emerging Businesses

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net Income (Loss) Attributable to ConocoPhillips
Power	$17	17	38	46
Other	(31)	(27)	(59)	(50)

	$(14)	(10)	(21)	(4)

The Emerging Businesses segment represents our investment in new technologies or businesses outside our normal scope of operations. Activities within this segment are currently focused on power generation and innovation of new technologies, such as those related to conventional and nonconventional hydrocarbon recovery, refining, alternative energy, biofuels and the environment.
Emerging Businesses reported a loss of $14 million in the second quarter of 2011, and a loss of $21 million in the six-month period of 2011. Higher technology development expenses contributed to the decrease in “Other” earnings for both periods in 2011. In addition, the decrease in “Power” earnings in the six-month period of 2011 was primarily due to lower international power generation results, which were partially offset by improved domestic power generation results.

Corporate and Other

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net Income (Loss) Attributable to ConocoPhillips
Net interest	$(165)	(254)	(346)	(476)
Corporate general and administrative expenses	(46)	(47)	(109)	(83)
Other	8	(88)	(52)	(140)

	$(203)	(389)	(507)	(699)

Net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest decreased 35 percent in the second quarter of 2011 and 27 percent in the first six months of 2011. The decrease in both periods was primarily due to lower interest expense due to lower debt levels and higher interest income. Corporate general and administrative expenses increased 31 percent in the six-month period of 2011, mainly due to costs related to compensation and benefit plans. The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, and other costs not directly associated with an operating segment. The improvement in the “Other” category in both 2011 periods primarily reflected foreign currency transaction gains, compared with foreign currency transaction losses in the prior-year periods.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators

	Millions of Dollars
	June 30	December 31
	2011	2010

Short-term debt	$606	936
Total debt	23,196	23,592
Total equity	70,578	69,109
Percent of total debt to capital*	25%	25
Percent of floating-rate debt to total debt**	10%	10

*Capital includes total debt and total equity.
**Includes effect of interest rate swaps.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Cash generated from operating activities is the primary source of funding. In addition, during the first six months of 2011, we received $1,949 million in proceeds from asset sales. During the first half of 2011, available cash was used to support our ongoing capital expenditures and investments program, repurchase common stock, make net purchases of short-term investments, pay dividends and repay debt. Total dividends paid on our common stock during the first six months were $1,861 million. During the first half of 2011, cash and cash equivalents decreased by $3,949 million to $5,505 million.
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
Significant Sources of Capital
Operating Activities
During the first six months of 2011, cash of $8,221 million was provided by operating activities, a 26 percent increase from cash from operations of $6,515 million in the corresponding period of 2010. The increase was primarily due to stronger commodity prices and improved refining margins.
While the stability of our cash flows from operating activities benefits from geographic diversity, our short- and long-term operating cash flows are highly dependent upon prices for crude oil, bitumen, natural gas, LNG and natural gas liquids, as well as refining and marketing margins. During the first six months of 2011, crude oil prices were higher than in the same period of 2010. Prices and margins in our industry are typically volatile, and are driven by market conditions over which we have no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows.
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
Asset Sales
Proceeds from asset sales during the first six months of 2011 were $1.9 billion, including $1.2 billion from the sale of our remaining interest in LUKOIL. Other asset sales included non-operated U.S. E&P properties in the Permian Basin. This compares with proceeds of $5.9 billion in the first six months of 2010, which included $4.6 billion from the sale of our 9.03 percent interest in the Syncrude Canada Ltd. joint venture. Over the remainder of 2011, and through the end of 2012, we plan to raise an additional $5 billion to $10 billion from sale of non-strategic assets.
Commercial Paper and Credit Facilities
At June 30, 2011, we had two revolving credit facilities totaling $7.85 billion, consisting of a $7.35 billion facility expiring in September 2012 and a $500 million facility expiring in July 2012. Our revolving credit facilities may be used as direct bank borrowings, as support for issuances of letters of credit totaling up to $750 million, or as support for our commercial paper programs. The revolving credit facilities are broadly syndicated among financial institutions and do not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings. The facility agreements contain a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or by any of its consolidated subsidiaries.
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
Our primary funding source for short-term working capital needs is the ConocoPhillips $6.35 billion commercial paper program. Commercial paper maturities are generally limited to 90 days. We also have the ConocoPhillips Qatar Funding Ltd. $1.5 billion commercial paper program, which is used to fund commitments relating to the QG3 Project. At June 30, 2011, and December 31, 2010, we had no direct borrowings under the revolving credit facilities, but $40 million in letters of credit had been issued at both periods. In addition, under the two ConocoPhillips commercial paper programs, $1,157 million of commercial paper was outstanding at June 30, 2011, compared with $1,182 million at December 31, 2010. Since we had $1,157 million of commercial paper outstanding and had issued $40 million of letters of credit, we had access to $6.7 billion in borrowing capacity under our revolving credit facilities at June 30, 2011.
Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Off-Balance Sheet Arrangements
As part of our normal ongoing business operations and consistent with normal industry practice, we enter into numerous agreements with other parties to pursue business opportunities, which share costs and apportion risks among the parties as governed by the agreements. At June 30, 2011, we were contingently liable for certain obligations with QG3.

We own a 30 percent interest in QG3, an integrated project to produce and liquefy natural gas from Qatar’s North Field. The other participants in the project are affiliates of Qatar Petroleum (68.5 percent) and Mitsui & Co., Ltd. (1.5 percent). Our interest is held through a jointly owned company, Qatar Liquefied Gas Company Limited (3), for which we use the equity method of accounting. QG3 secured project financing of $4 billion in December 2005, consisting of $1.3 billion of loans from export credit agencies (ECA), $1.5 billion from commercial banks, and $1.2 billion from ConocoPhillips. The ConocoPhillips loan facilities have substantially the same terms as the ECA and commercial bank facilities. Prior to project completion certification, all loans, including the ConocoPhillips loan facilities, are guaranteed by the participants, based on their respective ownership interests. Accordingly, our maximum exposure to this financing structure is $1.2 billion. Upon completion certification, currently expected later in 2011, all project loan facilities, including the ConocoPhillips loan facilities, will become nonrecourse to the project participants. At June 30, 2011, QG3 had approximately $4.0 billion outstanding under all the loan facilities, including the $1.2 billion from ConocoPhillips.
For additional information about guarantees, see Note 11—Guarantees, in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Spending” section.
Our debt balance at June 30, 2011, was $23.2 billion, a decrease of $396 million from the balance at December 31, 2010. In the fourth quarter of 2011, we plan to repay $500 million of 6.5% Notes when they mature.
We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL. Quarterly principal and interest payments of $237 million began in the second quarter of 2007 and will continue until the balance is paid. Of the principal obligation amount, approximately $713 million was short-term and was included in the “Accounts payable—related parties” line on our June 30, 2011, consolidated balance sheet. The principal portion of these payments, which totaled $343 million in the first six months of 2011, is included in the “Other” line in the financing activities section of our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.
We have provided loan financing to WRB Refining LP, to assist it in meeting its operating and capital spending requirements. In June 2011, $400 million was repaid to ConocoPhillips. At June 30, 2011, $150 million of financing was outstanding and classified as short term.
In July 2011, we announced a dividend of 66 cents per share. The dividend will be paid September 1, 2011, to stockholders of record at the close of business July 25, 2011.
On March 24, 2010, our Board of Directors authorized the purchase of up to $5 billion of our common stock through 2011. Repurchase of shares under this authorization was completed during the first quarter of 2011. On February 11, 2011, the Board authorized the purchase of up to an additional $10 billion of our common stock over the subsequent two years. Under both programs, repurchases totaled 128 million shares at a cost of $8.7 billion through June 30, 2011. We had cash and cash equivalents of $5.5 billion and short-term investments of $2.6 billion at June 30, 2011. A significant portion of those balances is expected to be directed toward the repurchase of common stock.

Capital Spending
Capital Expenditures and Investments

	Millions of Dollars
	Six Months Ended
	June 30
	2011	2010

E&P
United States—Alaska	$391	375
United States—Lower 48	1,534	604
International	3,394	2,616

	5,319	3,595

Midstream	4	-

R&M
United States	309	289
International	69	129

	378	418

LUKOIL Investment	-	-
Chemicals	-	-
Emerging Businesses	15	5
Corporate and Other	61	62

	$5,777	4,080

United States	$2,308	1,330
International	3,469	2,750

	$5,777	4,080

E&P
Capital spending for E&P during the first six months of 2011 totaled $5.3 billion. The expenditures supported key exploration and development projects including:
•	Oil and natural gas exploration and development activities in the Lower 48, including the Bakken, North Barnett and Eagle Ford shale plays, as well as the San Juan and Permian Basins.
•	Alaska development activities related to existing producing fields.
•	Oil sands projects and ongoing natural gas projects in Canada.
•	Further development of coalbed methane projects associated with the Australia Pacific LNG Pty Ltd (APLNG) joint venture in Australia.
•	In Asia Pacific, continued development of Bohai Bay in China, new fields offshore Malaysia and ongoing exploration and development activity offshore Indonesia.
•	In the North Sea, development activities in the Ekofisk, Jasmine and Clair Ridge areas, as well as exploration drilling activities.
•	The Kashagan Field in the Caspian Sea.
•	Onshore developments in Nigeria and Algeria.
R&M
Capital spending for R&M during the first six months of 2011 totaled $378 million and included projects related to sustaining and improving the existing business with a focus on safety, regulatory compliance and reliability.

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
We, from time to time, receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2010, we reported we had been notified of potential liability under CERCLA and comparable state laws at 73 sites around the United States. As of June 30, 2011, we were notified of four new sites, settled three sites and closed two sites, resulting in 72 unresolved sites with potential liability.

At June 30, 2011, our balance sheet included a total environmental accrual of $988 million, compared with $994 million at December 31, 2010. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
Climate Change
There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Examples from 2010 of legislation and precursors for possible regulation that do or could affect our operations include the EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)), and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, that triggers regulation of GHGs under the Clean Air Act, may trigger more climate-based claims for damages, and may result in longer agency review time for development projects to determine the extent of climate change.
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
NEW ACCOUNTING STANDARDS
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-5, “Comprehensive Income.” This ASU amends FASB Accounting Standards Codification Topic 220, “Comprehensive Income,” and requires the presentation of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the single statement versus two consecutive statement approach.
OUTLOOK
Planned Spin-off of R&M
On July 14, 2011, we announced approval by our Board of Directors to pursue the separation of our refining, marketing and transportation business into a stand-alone, publicly traded corporation via a tax-free spin-off. In addition to our current R&M segment, we are studying whether other segments (or components of other segments) should be included in the spin-off entity. The separation is subject to market conditions, customary regulatory approvals, the receipt of an affirmative Internal Revenue Service (IRS) ruling, execution of separation and intercompany agreements and final Board approval, and is expected to be completed in the first half of 2012.

Australia Pacific LNG
In April 2011, Australia Pacific LNG Pty Ltd (APLNG) and China Petrochemical Corporation (Sinopec) signed definitive agreements for APLNG to supply up to 4.3 million tonnes per annum of LNG for 20 years. The agreements also specify terms under which Sinopec will subscribe for a 15 percent equity interest in APLNG, with both our ownership interest and Origin Energy’s ownership interest diluting to 42.5 percent. The transaction is subject to satisfaction of certain conditions to closing, currently expected to occur in the third quarter of 2011. At closing, we expect to record a loss on disposition of approximately $275 million after-tax from the dilution.
In July 2011, we announced the approval of the final investment decision for the initial train and common facilities of a two-train, 9.0 million tonnes per annum LNG project by APLNG in Queensland, Australia. Project sanction includes the development of APLNG’s coal seam gas resources and installation of a transmission pipeline from the onshore gas fields to the LNG facility. LNG exports are anticipated to begin in 2015 under a binding sales agreement with Sinopec.
U.K. Tax Legislation
In the United Kingdom, legislation was enacted on July 19, 2011, which increases the supplementary corporate tax rate applicable to U.K. upstream activity from 20 percent to 32 percent, retroactively effective from March 24, 2011. This results in the overall U.K. upstream corporate tax rate increasing from 50 percent to 62 percent. The earnings impact of this change will be reflected in our financial statements in the third quarter of 2011, when we expect to record a charge to earnings of approximately $190 million. This consists of approximately $110 million for the revaluation of the U.K. upstream deferred tax liability, in addition to a charge to tax expense of approximately $80 million to reflect the new rate from March 24, 2011, through June 30, 2011. We are also currently evaluating the impact of an additional U.K. tax proposal which would limit corporation tax relief on decommissioning costs to 50 percent beginning in 2012.
China — Bohai Bay Temporary Shut-in
On July 13, 2011, the State Oceanic Administration (SOA) in the People’s Republic of China instructed us to suspend production from Peng Lai Platforms B and C, as a result of two separate seepage incidents which occurred near the platforms. This shut-in will result in a temporary reduction of approximately 17,000 net barrels of oil per day. Development drilling in the area has also been curtailed. Future impacts on our business are not known at this time.
Libya
Due to the civil unrest in Libya and resultant international sanctions, our production operations have been temporarily suspended and oil exports have ceased. We hold a 16.3 percent interest in the Waha concessions. For the year 2010, our net oil production averaged 46,000 barrels per day, and cash flow from operations was approximately $125 million. Future impacts of this unrest are not known at this time.
E&P Production
In E&P, we expect our 2011 production to be 1.625 million to 1.65 million BOE per day. We expect third quarter 2011 production to be lower than the second quarter, as a result of increased planned maintenance and turnaround activities.

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
We based the forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:
•	Fluctuations in crude oil, bitumen, natural gas, LNG and natural gas liquids prices, refining and marketing margins and margins for our chemicals business.
•	Potential failures or delays in achieving expected reserve or production levels from existing and future oil and gas development projects due to operating hazards, drilling risks and the inherent uncertainties in predicting reserves and reservoir performance.
•	Unsuccessful exploratory drilling activities or the inability to obtain access to exploratory acreage.
•	Failure of new products and services to achieve market acceptance.
•	Unexpected changes in costs or technical requirements for constructing, modifying or operating facilities for exploration and production, manufacturing, refining or transportation projects.
•	Unexpected technological or commercial difficulties in manufacturing, refining or transporting our products, including chemicals products.
•	Lack of, or disruptions in, adequate and reliable transportation for our crude oil, natural gas, natural gas liquids, bitumen, LNG and refined products.
•	Inability to timely obtain or maintain permits, including those necessary for construction of LNG terminals or regasification facilities, or refinery projects; comply with government regulations; or make capital expenditures required to maintain compliance.
•	Failure to complete definitive agreements and feasibility studies for, and to timely complete construction of, announced and future exploration and production, LNG, refinery and transportation projects.
•	Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events or terrorism.
•	International monetary conditions and exchange controls.
•	Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations.
•	Liability for remedial actions, including removal and reclamation obligations, under environmental regulations.
•	Liability resulting from litigation.
•	General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, bitumen, natural gas, LNG, natural gas liquids or refined product pricing, regulation or taxation; other political, economic or diplomatic developments; and international monetary fluctuations.

•	Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business.
•	Limited access to capital or significantly higher cost of capital related to illiquidity or uncertainty in the domestic or international financial markets.
•	Delays in, or our inability to implement, our asset disposition plan.
•	Inability to obtain economical financing for projects, construction or modification of facilities and general corporate purposes.
•	The operation and financing of our midstream and chemicals joint ventures.
•	The effect of restructuring or reorganization of business components.
•	The factors generally described in Item 1A—Risk Factors in our 2010 Annual Report on Form 10-K.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2011, does not differ materially from that discussed under Item 7A in our 2010 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
As of June 30, 2011, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Senior Vice President, Finance and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Act), of the effectiveness of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2011.
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the second quarter of 2011. We did not have material developments with respect to matters previously reported in ConocoPhillips’ 2010 Annual Report on Form 10-K or first-quarter 2011 Quarterly Report on Form 10-Q. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings was decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission’s (SEC) regulations.
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
New Matters
In February 2011, we reported to the EPA two instances of potential non-compliance with federal air regulations at the company’s Ute Compressor Station in Southwest Colorado. The EPA has proposed a penalty of $197,997. We are working with the agency to resolve this matter.

Item 1A. RISK FACTORS
You should carefully consider the following risk factor, in addition to the risk factors disclosed in Item 1A of our 2010 Annual Report on Form 10-K.
The proposed spin-off of our refining and marketing business is contingent upon the satisfaction of a number of conditions, which may not be consummated on the terms or timeline currently contemplated or may not achieve the intended results.
We expect that the spin-off will be effective in the second quarter of 2012. Our ability to timely effect the spin-off is subject to several conditions, including among others, the receipt of a favorable private letter ruling from the IRS, an independent tax opinion that the spin-off will qualify as tax-free and the SEC declaring effective a registration statement relating to the securities of the spun-off entity. We cannot assure that we will be able to complete the spin-off in a timely fashion, if at all. For these and other reasons, the spin-off may not be completed on the terms or timeline contemplated. Further, if the spin-off is completed, it may not achieve the intended results. Any such difficulties could adversely affect our business, results of operations or financial condition.
There have been no other material changes from the risk factors disclosed in Item 1A of our 2010 Annual Report on Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

				Millions of Dollars
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans	Purchased Under the
Period	Shares Purchased*	per Share	or Programs**	Plans or Programs

April 1-30, 2011	12,552,797	$79.60	12,548,700	$8,499
May 1-31, 2011	14,263,960	73.61	14,263,960	7,449
June 1-30, 2011	15,235,535	72.21	15,229,300	6,349

Total	42,052,292	$74.89	42,041,960

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

Item 6. EXHIBITS

3.1	Amended and Restated By-Laws of ConocoPhillips, as amended and restated on May 11, 2011 (incorporated by reference to Exhibit 3.1 to the Current Report of ConocoPhillips on Form 8-K filed on May 17, 2011; File No. 001-32395).

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Glenda M. Schwarz
Glenda M. Schwarz
Vice President and Controller (Chief Accounting and Duly Authorized Officer)

August 2, 2011