Form 10-Q
period 2012-09-30
CONOCOPHILLIPS
filed 2012-10-30
CIK 1163165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The registrant had 1,213,894,641 shares of common stock, $.01 par value, outstanding at September 30, 2012.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Revenues and Other Income
Sales and other operating revenues	$14,520	16,506	43,492	49,462
Equity in earnings of affiliates	409	443	1,424	1,144
Gain (loss) on dispositions	118	(260)	1,641	388
Other income	42	6	168	172

Total Revenues and Other Income	15,089	16,695	46,725	51,166

Costs and Expenses
Purchased commodities	6,436	7,976	18,314	22,615
Production and operating expenses	1,711	1,767	5,232	4,941
Selling, general and administrative expenses	330	145	892	596
Exploration expenses	219	266	1,168	706
Depreciation, depletion and amortization	1,699	1,645	4,948	5,339
Impairments	—	—	296	—
Taxes other than income taxes	676	904	2,683	2,986
Accretion on discounted liabilities	102	107	314	319
Interest and debt expense	161	230	548	729
Foreign currency transaction (gains) losses	(1)	50	18	75

Total Costs and Expenses	11,333	13,090	34,413	38,306

Income from continuing operations before income taxes	3,756	3,605	12,312	12,860
Provision for income taxes	1,945	2,110	6,505	6,748

Income From Continuing Operations	1,811	1,495	5,807	6,112
Income from discontinued operations	2	1,136	1,250	2,980

Net income	1,813	2,631	7,057	9,092
Less: net income attributable to noncontrolling interests	(15)	(15)	(55)	(46)

Net Income Attributable to ConocoPhillips	$1,798	2,616	7,002	9,046

Net Income Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic
Continuing operations	$1.47	1.09	4.60	4.35
Discontinued operations	—	0.84	1.00	2.13

Net Income Attributable to ConocoPhillips Per Share of Common Stock	$1.47	1.93	5.60	6.48

Diluted
Continuing operations	$1.46	1.08	4.56	4.31
Discontinued operations	—	0.83	0.99	2.11

Net Income Attributable to ConocoPhillips Per Share of Common Stock	$1.46	1.91	5.55	6.42

Dividends Paid Per Share of Common Stock (dollars)	$0.66	0.66	1.98	1.98

Average Common Shares Outstanding (in thousands)
Basic	1,220,462	1,357,710	1,250,641	1,396,216
Diluted	1,229,343	1,369,562	1,260,212	1,408,846

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Net Income	$1,813	2,631	7,057	9,092

Other comprehensive income (loss)
Defined benefit plans
Prior service cost arising during the period	—	—	—	—
Reclassification adjustment for amortization of prior service cost (credit) included in net income	(1)	1	(3)	2

Net change	(1)	1	(3)	2

Net actuarial loss arising during the period	(432)	—	(470)	—
Reclassification adjustment for amortization of prior net losses included in net income	189	70	327	173

Net change	(243)	70	(143)	173
Nonsponsored plans*	—	6	5	17
Income taxes on defined benefit plans	94	(29)	67	(69)

Defined benefit plans, net of tax	(150)	48	(74)	123

Unrealized holding gain on securities**	—	—	1	8
Reclassification adjustment for gain included in net income	—	—	—	(255)
Income taxes on unrealized holding gain on securities	—	—	—	89

Unrealized gain (loss) on securities, net of tax	—	—	1	(158)

Foreign currency translation adjustments	925	(2,486)	1,244	(1,023)
Reclassification adjustment for loss included in net income	(320)	(516)	(319)	(516)
Income taxes on foreign currency translation adjustments	7	32	21	3

Foreign currency translation adjustments, net of tax	612	(2,970)	946	(1,536)

Hedging activities	—	—	6	1
Income taxes on hedging activities	—	—	—	—

Hedging activities, net of tax	—	—	6	1

Other Comprehensive Income (Loss), Net of Tax	462	(2,922)	879	(1,570)

Comprehensive Income (Loss)	2,275	(291)	7,936	7,522
Less: comprehensive income attributable to noncontrolling interests	(15)	(15)	(55)	(46)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$2,260	(306)	7,881	7,476

*Plans for which ConocoPhillips is not the primary obligor—primarily those administered by equity affiliates.

**Available-for-sale securities of LUKOIL.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	September 30 2012	December 31 2011**

Assets
Cash and cash equivalents	$1,268	5,780
Short-term investments*	—	581
Restricted cash	2,468	—
Accounts and notes receivable (net of allowance of $12 million in 2012 and $30 million in 2011)	9,021	14,648
Accounts and notes receivable—related parties	162	1,878
Inventories	1,176	4,631
Prepaid expenses and other current assets	1,686	2,700

Total Current Assets	15,781	30,218
Investments and long-term receivables	23,500	32,108
Loans and advances—related parties	1,564	1,675
Net properties, plants and equipment (net of accumulated depreciation, depletion and amortization of $59,890 million in 2012 and $65,029 million in 2011)	73,612	84,180
Goodwill	—	3,332
Intangibles	10	745
Other assets	902	972

Total Assets	$115,369	153,230

Liabilities
Accounts payable	$9,133	17,973
Accounts payable—related parties	849	1,680
Short-term debt	2,335	1,013
Accrued income and other taxes	2,837	4,220
Employee benefit obligations	678	1,111
Other accruals	1,551	2,071

Total Current Liabilities	17,383	28,068
Long-term debt	18,782	21,610
Asset retirement obligations and accrued environmental costs	8,421	9,329
Joint venture acquisition obligation—related party	3,006	3,582
Deferred income taxes	14,155	18,040
Employee benefit obligations	3,222	4,068
Other liabilities and deferred credits	2,523	2,784

Total Liabilities	67,492	87,481

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2012—1,757,089,796 shares; 2011—1,749,550,587 shares)
Par value	18	17
Capital in excess of par	45,130	44,725
Treasury stock (at cost: 2012—543,195,155 shares; 2011—463,880,628 shares)	(36,845)	(31,787)
Accumulated other comprehensive income	4,339	3,246
Unearned employee compensation	—	(11)
Retained earnings	34,764	49,049

Total Common Stockholders’ Equity	47,406	65,239
Noncontrolling interests	471	510

Total Equity	47,877	65,749

Total Liabilities and Equity	$115,369	153,230

*Includes marketable securities of:	$—	232
**Certain amounts have been restated to reflect a prior period adjustment. See Note 16—Accumulated Other Comprehensive Income, in the Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Nine Months Ended September 30
	2012	2011

Cash Flows From Operating Activities
Net income	$7,057	9,092
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	4,948	5,339
Impairments	296	—
Dry hole costs and leasehold impairments	703	290
Accretion on discounted liabilities	314	319
Deferred taxes	878	230
Undistributed equity earnings	(401)	(292)
Gain (loss) on dispositions	(1,641)	(388)
Income from discontinued operations	(1,250)	(2,980)
Other	(54)	(180)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(1,804)	(109)
Decrease (increase) in inventories	3	8
Decrease (increase) in prepaid expenses and other current assets	456	(223)
Increase (decrease) in accounts payable	894	893
Increase (decrease) in taxes and other accruals	(553)	(603)

Net cash provided by continuing operating activities	9,846	11,396
Net cash provided by discontinued operations	206	2,438

Net Cash Provided by Operating Activities	10,052	13,834

Cash Flows From Investing Activities
Capital expenditures and investments	(11,337)	(8,747)
Proceeds from asset dispositions	2,088	1,954
Net sales (purchases) of short-term investments	597	(1,623)
Long-term advances/loans—related parties	(19)	(14)
Collection of advances/loans—related parties	100	88
Other	177	39

Net cash used in continuing investing activities	(8,394)	(8,303)
Net cash provided by (used in) discontinued operations	(304)	164

Net Cash Used in Investing Activities	(8,698)	(8,139)

Cash Flows From Financing Activities
Issuance of debt	485	—
Repayment of debt	(1,668)	(419)
Special cash distribution from Phillips 66	7,818	—
Change in restricted cash	(2,468)	—
Issuance of company common stock	83	109
Repurchase of company common stock	(5,098)	(7,984)
Dividends paid	(2,469)	(2,761)
Other	(547)	(542)

Net cash used in continuing financing activities	(3,864)	(11,597)
Net cash used in discontinued operations	(2,019)	(21)

Net Cash Used in Financing Activities	(5,883)	(11,618)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	17	(94)

Net Change in Cash and Cash Equivalents	(4,512)	(6,017)
Cash and cash equivalents at beginning of period	5,780	9,454

Cash and Cash Equivalents at End of Period	$1,268	3,437

See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	ConocoPhillips

	Millions of Dollars
	Attributable to ConocoPhillips
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income	Unearned Employee Compensation	Retained Earnings	Noncontrolling Interests	Total

December 31, 2011*	$17	44,725	(31,787)	3,246	(11)	49,049	510	65,749
Net income						7,002	55	7,057
Other comprehensive income				879				879
Cash dividends paid						(2,469)		(2,469)
Repurchase of company common stock			(5,098)					(5,098)
Distributions to noncontrolling interests and other							(63)	(63)
Distributed under benefit plans	1	405	40					446
Recognition of unearned compensation					11			11
Separation of Downstream business				214		(18,837)	(31)	(18,654)
Other						19		19

September 30, 2012	$18	45,130	(36,845)	4,339	—	34,764	471	47,877

*	Certain amounts have been restated to reflect a prior period adjustment. See Note 16—Accumulated Other Comprehensive Income, in the Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

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

In connection with the separation, Phillips 66 distributed approximately $7.8 billion to us in a special cash distribution, primarily using the proceeds from the private placement of $5.8 billion in Senior Notes issued by Phillips 66 in March 2012, as well as a portion of the approximately $3.6 billion in cash transferred to Phillips 66 at separation, consisting of funds received from the $2.0 billion term loan that Phillips 66 entered into immediately prior to the separation, and approximately $1.6 billion of cash held by Phillips 66 subsidiaries. Pursuant to a private letter ruling from the Internal Revenue Service, the principal funds from the special cash distribution will be used solely to pay dividends, repurchase common stock, repay debt, or a combination of the foregoing, within twelve months following the distribution. At September 30, 2012, the remaining balance of the cash distribution was $2,468 million and was included in the “Restricted cash” line on our consolidated balance sheet.

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

The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of Phillips 66 and ConocoPhillips with respect to taxes, tax attributes, tax returns, tax proceedings and certain other tax matters. In addition, the Tax Sharing Agreement imposes certain restrictions on Phillips 66 and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that are designed to preserve the tax-free status of the distribution and certain related transactions. The Tax Sharing Agreement sets forth the obligations of Phillips 66 and us as to the filing of tax returns, the administration of tax proceedings and assistance and cooperation on tax matters.

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

The following table presents the carrying value of the major categories of assets and liabilities of Phillips 66, immediately preceding the separation of our Downstream business on April 30, 2012, excluded from our consolidated balance sheet at September 30, 2012:

Millions of Dollars

Assets
Cash and cash equivalents	$3,603
Accounts and notes receivable	7,295
Accounts and notes receivable—related parties	1,501
Inventories	5,017
Prepaid expenses and other current assets	996

Total current assets of discontinued operations	18,412
Investments and long-term receivables	10,826
Loans and advances—related parties	1
Net properties, plants and equipment	15,258
Goodwill	3,330
Intangibles	730
Other assets	95

Total assets of discontinued operations	$48,652

Liabilities
Accounts payable	$12,064
Accounts payable—related parties	938
Short-term debt	7,814
Accrued income and other taxes	493
Employee benefit obligations	219
Other accruals	952

Total current liabilities of discontinued operations	22,480
Long-term debt	175
Asset retirement obligations and accrued environmental costs	771
Deferred income taxes	4,980
Employee benefit obligations	1,166
Other liabilities and deferred credits	426

Total liabilities of discontinued operations	$29,998

Sales and other operating revenues and income from discontinued operations were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Sales and other operating revenues from discontinued operations	$2	50,590	62,109	147,954

Income from discontinued operations before-tax	$2	1,574	1,792	4,307
Income tax expense	—	438	542	1,327

Income from discontinued operations	$2	1,136	1,250	2,980

Income from discontinued operations after-tax includes transaction, information systems and other costs incurred to effect the separation of $70 million for the nine-month period ended September 30, 2012. No separation costs were incurred during the first nine months of 2011.

Prior to the separation, commodity sales to Phillips 66 were $4,973 million for the nine-month period ended September 30, 2012, and $4,012 million and $11,611 million for the three- and nine-month periods ended September 30, 2011. Prior to the separation, commodity purchases from Phillips 66 were $166 million for the nine-month period ended September 30, 2012, and $129 million and $393 million for the three- and nine-month periods ended September 30, 2011. Prior to May 1, 2012, commodity sales and related costs were eliminated in consolidation between ConocoPhillips and Phillips 66. Beginning May 1, 2012, these revenues and costs represent third-party transactions with Phillips 66. Although we expect certain transactions related to the sale and purchase of crude oil, natural gas and products to continue in the future with Phillips 66, the expected continuing cash flows are not considered significant; thus, the operations and cash flows of our former Downstream business are considered to be eliminated from our ongoing operations.

Note 3—Variable Interest Entities (VIEs)

We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on our significant VIEs follows:

Freeport LNG Development, L.P. (Freeport LNG)

We have an agreement with Freeport LNG to participate in a liquefied natural gas (LNG) receiving terminal in Quintana, Texas. We have no ownership in Freeport LNG; however, we own a 50 percent interest in Freeport LNG GP, Inc. (Freeport GP), which serves as the general partner managing the venture. We entered into a credit agreement with Freeport LNG, whereby we agreed to provide loan financing for the construction of the terminal. We also entered into a long-term agreement with Freeport LNG to use 0.9 billion cubic feet per day of regasification capacity. The terminal became operational in June 2008, and we began making payments under the terminal use agreement. Freeport LNG began making loan repayments in September 2008, and the loan balance outstanding was $579 million at September 30, 2012, and $612 million at December 31, 2011. Freeport LNG is a VIE because Freeport GP holds no equity in Freeport LNG, and the limited partners of Freeport LNG do not have any substantive decision making ability. We performed an analysis of the expected losses and determined we are not the primary beneficiary. This expected loss analysis took into account that the credit support arrangement requires Freeport LNG to maintain sufficient commercial insurance to mitigate any loan losses. The loan to Freeport LNG is accounted for as a financial asset, and our investment in Freeport GP is accounted for as an equity investment.

Australia Pacific LNG (APLNG)

As of the third quarter of 2012, APLNG is considered a VIE, as it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. We are not the primary beneficiary of APLNG because we share with Origin Energy and China Petrochemical Corporation (Sinopec) the power to direct the key activities of APLNG that most significantly impact its economic performance, which involve activities related to the production and commercialization of coalbed methane, as well as LNG processing and export marketing. As a result, we do not consolidate APLNG, and it is accounted for as an equity method investment.

No other financial support that was not previously contractually required was provided to APLNG as of the nine months ended September 30, 2012, or is expected to be provided in the future. In addition, unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of APLNG. See Note 6—Investments, Loans and Long-Term Receivables, and Note 12—Guarantees, for additional information.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2012	December 31 2011

Crude oil and petroleum products	$436	3,633
Materials, supplies and other	740	998

	$1,176	4,631

Inventories valued on the last-in, first-out (LIFO) basis totaled $332 million and $3,387 million at September 30, 2012, and December 31, 2011, respectively. The estimated excess of current replacement cost over LIFO cost of inventories amounted to approximately $100 million and $8,400 million at September 30, 2012, and December 31, 2011, respectively.

A significant portion of our inventories at December 31, 2011, was related to our Downstream business. See Note 2—Separation of Downstream Business, for additional information.

Note 5—Assets Held for Sale or Sold

In August 2012, we sold our 30 percent interest in Naryanmarneftegaz (NMNG) and certain related assets and recognized a gain of $206 million before-tax, which was included in the “Gain (loss) on dispositions” line on our consolidated income statement. At the time of the disposition, the carrying value of our equity investment in NMNG, which was included in our Other International segment, was $244 million.

Note 6—Investments, Loans and Long-Term Receivables

APLNG

In January 2012, APLNG and Sinopec signed an amendment to their existing LNG sales agreement for the sale and purchase of an additional 3.3 million tonnes of LNG per year through 2035. This agreement, in combination with the execution of an LNG sale and purchase agreement with The Kansai Electric Power Co. Inc., in June 2012 for approximately 1.0 million tonnes of LNG per year through 2035, finalized the marketing of the second train.

In July 2012, we sanctioned the development of the second 4.5-million-tonnes-per-year LNG production train for our APLNG coal seam gas to LNG project. LNG exports from the second train are expected to commence in early 2016 under binding sales agreements to Sinopec and Kansai. Upon sanctioning of the second train in July and in conjunction with the LNG sales agreement, Sinopec subscribed to additional shares in APLNG, which increased its equity interest from 15 percent to 25 percent. As a result, on July 12, 2012, both our ownership interest and Origin’s ownership interest diluted from 42.5 percent to 37.5 percent. We recorded a before- and after-tax loss of $133 million from the dilution in the third quarter of 2012. The book value of our investment in APLNG was reduced by $453 million, and we reduced the foreign currency translation adjustment associated with our investment by $320 million. As of September 30, 2012, the book value of our equity method investment in APLNG was $10,444 million, which included $3,438 million of cumulative translation effects due to a strengthening Australian dollar relative to the U.S. Dollar, and is included in the “Investments and long-term receivables” line on our consolidated balance sheet.

In addition, APLNG executed project financing agreements for an $8.5 billion project finance facility during the third quarter of 2012. The $8.5 billion project finance facility is composed of financing agreements executed by APLNG with the Export-Import Bank of the United States for approximately $2.9 billion, the Export-Import Bank of China for approximately $2.7 billion, and a syndicate of Australian and international commercial banks for approximately $2.9 billion. In connection with the execution of the project financing, we provided a completion guarantee for our pro-rata share of the project finance facility until the project achieves financial completion. See Note 12—Guarantees, for additional information.

As of the third quarter of 2012, APLNG is considered a VIE as it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. See Note 3—Variable Interest Entities (VIEs) for additional information.

Loans and Long-Term Receivables

As part of our normal ongoing business operations and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. Significant loans to affiliated companies at September 30, 2012, included the following:

•	$579 million in loan financing to Freeport LNG.

•	$1,092 million in project financing to Qatar Liquefied Gas Company Limited (3) (QG3).

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

Note 7—Suspended Wells

The capitalized cost of suspended wells at September 30, 2012, was $1,013 million, a decrease of $24 million from $1,037 million at year-end 2011. No suspended wells were charged to dry hole expense during the first nine months of 2012 relating to exploratory well costs capitalized for a period greater than one year as of December 31, 2011.

Note 8—Impairments

During the three- and nine-month periods of 2012 and 2011, we recognized before-tax impairment charges within the following segments:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Canada	$—	—	213	—
Europe	—	—	79	—
Asia Pacific and Middle East	—	—	4	—

	$—	—	296	—

The nine-month period of 2012 included a $213 million property impairment in our Canada segment for the carrying value of capitalized project development costs associated with our Mackenzie Gas Project. Advancement of the project was suspended indefinitely in the first quarter of 2012 due to a continued decline in market conditions and the lack of acceptable commercial terms. We also recorded a $481 million impairment for the undeveloped leasehold costs associated with the project, which was included in the

“Exploration expenses” line on our consolidated income statement. In addition, the nine-month period of 2012 included a $78 million impairment in our Europe segment, primarily due to an increase in the asset retirement obligation for the Don Field in the United Kingdom, which has ceased production. See Note 20—Segment Disclosures and Related Information, for additional information on our segments.

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

At both September 30, 2012, and December 31, 2011, we had no direct outstanding borrowings under our revolving credit facilities, with no letters of credit issued as of September 30, 2012, and $40 million as of December 31, 2011. In addition, under the two commercial paper programs, there was $1,540 million of commercial paper outstanding at September 30, 2012, compared with $1,128 million at December 31, 2011. Since we had $1,540 million of commercial paper outstanding and had issued no letters of credit, we had access to $6.0 billion in borrowing capacity under our revolving credit facilities at September 30, 2012.

At September 30, 2012, we classified $967 million of short-term debt as long-term debt, based on our ability and intent to refinance the obligation on a long-term basis under our revolving credit facilities.

During the first nine months of 2012, the following debt instruments were repaid prior to their maturity:

•	The $400 million 4.4% Notes due 2013.

•	$1,100 million of the $1,500 million 4.75% Notes due 2014.

We incurred a before-tax loss on redemption of $79 million, consisting of a make-whole premium and unamortized issuance costs.

Note 10—Joint Venture Acquisition Obligation

We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL Partnership. Quarterly principal and interest payments of $237 million began in the second quarter of 2007, and will continue until the balance is paid. Of the principal obligation amount, approximately $763 million was short-term and was included in the “Accounts payable—related parties” line on our September 30, 2012, consolidated balance sheet. The principal portion of these payments, which totaled $546 million in the first nine months of 2012, is included in the “Other” line in the financing activities section on our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.

Note 11—Noncontrolling Interests

Activity attributable to common stockholders’ equity and noncontrolling interests for the first nine months of 2012 and 2011 was as follows:

	Millions of Dollars
	2012			2011
	Common Stockholders’ Equity	Non- Controlling Interest	Total Equity	Common Stockholders’ Equity*	Non- Controlling Interest	Total Equity*

Balance at January 1	$65,239	510	65,749	68,577	547	69,124
Net income	7,002	55	7,057	9,046	46	9,092
Dividends	(2,469)	—	(2,469)	(2,761)	—	(2,761)
Repurchase of company common stock	(5,098)	—	(5,098)	(7,984)	—	(7,984)
Distributions to noncontrolling interests	—	(63)	(63)	—	(70)	(70)
Separation of Downstream business	(18,623)	(31)	(18,654)	—	—	—
Other changes, net**	1,355	—	1,355	(1,057)	(3)	(1,060)

Balance at September 30	$47,406	471	47,877	65,821	520	66,341

  * Certain amounts have been restated to reflect a prior period adjustment. See Note 16—Accumulated Other Comprehensive Income.

**Includes components of other comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Income from continuing operations and discontinued operations attributable to ConocoPhillips for the three- and nine-month periods of 2012 and 2011 were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Income from continuing operations	$1,797	1,482	5,755	6,070
Income from discontinued operations	1	1,134	1,247	2,976

Net Income	$1,798	2,616	7,002	9,046

Note 12—Guarantees

At September 30, 2012, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

APLNG Guarantees

At September 30, 2012, we have outstanding multiple guarantees in connection with our 37.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing September 2012 exchange rates:

•

We have guaranteed APLNG’s performance with regard to a construction contract executed in connection with APLNG’s issuance of the Train 1 and Train 2 Notices to Proceed. Our maximum potential amount of future payments related to this guarantee is approximately $120 million and would become payable if APLNG cancels the applicable construction contract and does not perform with respect to the amounts owed to the contractor.

•

We have issued a construction completion guarantee related to the third-party project financing secured by APLNG. Our maximum potential amount of future payments under the guarantee is estimated to be $3.2 billion, which could be payable if the full debt financing capacity is utilized and completion of the project is not achieved. Our guarantee of the project financing will be released upon meeting certain completion milestones, which we estimate would occur beginning in 2016. Our maximum exposure at September 30, 2012, is zero based upon our pro-rata share of the facility used at that date. In connection with issuance of the guarantee, we recorded a guarantee liability of $114 million.

•

In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy in October 2008, we agreed to guarantee an existing obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of 4 to 19 years. Our maximum potential amount of future payments, or cost of volume delivery, under these guarantees is estimated to be $1.1 billion ($2.6 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.

•

We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. Our maximum potential amount of future payments related to these guarantees is approximately $110 million and would become payable if APLNG does not perform.

Guarantees of Joint Venture Debt

At September 30, 2012, we had guarantees outstanding for our portion of joint venture debt obligations, which have terms of up to 24 years. The maximum potential amount of future payments under the guarantees is approximately $70 million. Payment would be required if a joint venture defaults on its debt obligations.

Other Guarantees

We have other guarantees with maximum future potential payment amounts totaling approximately $380 million, which consist primarily of a guarantee to fund the short-term cash liquidity deficit of two joint ventures, a guarantee of minimum charter revenue for an LNG vessel, one small construction completion guarantee, guarantees of the lease payment obligations of a joint venture, guarantees of the residual value of leased corporate aircraft, and guarantees of the performance of a business partner or some of its customers. These guarantees generally extend up to 12 years or life of the venture.

Indemnifications

Over the years, we have entered into various agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at September 30, 2012, was approximately $70 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were approximately $60 million of environmental accruals for known contamination that are included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments. “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet.

In connection with the separation of the Downstream business, the Company entered into an Indemnification and Release Agreement with Phillips 66. See Note 2—Separation of Downstream Business, for additional information. This agreement provides for cross-indemnities between Phillips 66 and ConocoPhillips and established procedures for handling claims subject to indemnification and related matters. We evaluated the impact of the indemnifications given and the Phillips 66 indemnifications received as of the separation date and concluded those fair values were immaterial.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except in respect of sites acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2012, our balance sheet included a total environmental accrual of $380 million, compared with $922 million at December 31, 2011. A significant portion of our environmental contingencies at December 31, 2011, was related to our Downstream business. See Note 2—Separation of Downstream Business, for additional information. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at September 30, 2012, we had performance obligations secured by letters of credit of $837 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, services and items of permanent investment incident to the ordinary conduct of business.

In 2007, we announced we had been unable to reach agreement with respect to our migration to an empresa mixta structure mandated by the Venezuelan government’s Nationalization Decree. As a result, Venezuela’s national oil company, Petróleos de Venezuela S.A. (PDVSA), or its affiliates, directly assumed control over ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures and the offshore Corocoro development project. In response to this expropriation, in November 2007 we filed a request for international arbitration, with the World Bank’s International Centre for Settlement of Investment Disputes (ICSID). An arbitration hearing was held before an ICSID tribunal during the summer of 2010. We are currently awaiting an interim decision on key legal and factual issues, which we anticipate receiving in the first half of 2013. In a separate commercial arbitration from the Company’s ICSID claim discussed above, on September 17, 2012, an International Chamber of Commerce

arbitration tribunal issued a decision in favor of the Company finding PDVSA owes $67 million for pre-expropriation breaches of the Petrozuata project agreements.

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

Our derivative instruments are held at fair value on our consolidated balance sheet. Where these balances have the right of setoff, they are presented net. Related cash flows are recorded as operating activities on our consolidated statement of cash flows. On our consolidated income statement, realized and unrealized gains and losses are recognized either on a gross basis if directly related to our physical business or a net basis if held for trading. Gains and losses related to contracts that meet and are designated with the normal purchase normal sale exception are recognized upon settlement. We generally apply this exception to eligible crude contracts. We do not use hedge accounting for our commodity derivatives.

The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they would appear on our consolidated balance sheet:

	Millions of Dollars
	September 30 2012	December 31 2011

Assets
Prepaid expenses and other current assets	$2,429	4,433
Other assets	188	415
Liabilities
Other accruals	2,389	4,350
Other liabilities and deferred credits	189	374

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Sales and other operating revenues	$(217)	249	(357)	198
Other income	3	(6)	(2)	(2)
Purchased commodities	184	(191)	288	(129)

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts.

	Open Position Long / (Short)
	September 30 2012	December 31 2011

Commodity
Crude oil, refined products and natural gas liquids (millions of barrels)	—	(13)
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(64)	(57)
Basis	97	(25)

Foreign Currency Exchange Derivatives

We have foreign currency exchange rate risk resulting from international operations. Our foreign currency exchange derivative activity primarily consists of transactions designed to mitigate our cash-related and foreign currency exchange rate exposures, such as firm commitments for capital projects or local currency tax payments, dividends, and cash returns from net investments in foreign affiliates. We do not elect hedge accounting on our foreign currency exchange derivatives.

The following table presents the gross fair values of our foreign currency exchange derivatives, excluding collateral, and the line items where they would appear on our consolidated balance sheet:

	Millions of Dollars
	September 30 2012	December 31 2011

Assets
Prepaid expenses and other current assets	$72	12
Other assets	—	1
Liabilities
Other accruals	16	23
Other liabilities and deferred credits	1	—

The (gains) losses from foreign currency exchange derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Foreign currency transaction (gains) losses	$(39)	(11)	(129)	(15)

We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions Notional Currency (1)
	September 30 2012		December 31 2011

Sell U.S. dollar, buy other currencies (2)	USD	285	1,949
Sell euro, buy other currencies (3)	EUR	—	61
Buy U.S. dollar, sell other currencies (4)	USD	477	—
Buy British pound, sell other currencies (5)	GBP	3,709	—
Buy euro, sell British pound	EUR	176	—

(1) Denominated in U.S. dollars (USD), British pound (GBP) and euros (EUR).

(2) Primarily euro, Canadian dollar, Norwegian krone and British pound.

(3) Primarily Norwegian krone and British pound.

(4) Primarily Canadian dollar, euro and Norwegian krone.

(5) Primarily euro and U.S. dollar.

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

These balances consisted of the following:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	September 30 2012	December 31 2011	September 30 2012	December 31 2011

Cash	$636	1,169	—	—

Time Deposits
Remaining maturities from 1 to 90 days	632	4,318	—	349
Commercial Paper
Remaining maturities from 1 to 90 days	—	293	—	232

	$1,268	5,780	—	581

In conjunction with the separation of our Downstream business, we received a special cash distribution from Phillips 66 of $7,818 million. See Note 2—Separation of Downstream Business, for additional information. At September 30, 2012, the unused amount of the special cash distribution was $2,468 million and is designated as “Restricted cash” on our consolidated balance sheet. At September 30, 2012, the funds in the restricted cash account were invested in U.S. Treasury Bills ($268 million) and money market funds ($2,200 million) with maturities within 90 days from September 30, 2012.

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

The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position on September 30, 2012, and December 31, 2011, was $142 million and $237 million, respectively. No collateral was posted for September 30, 2012, and $3 million was posted for December 31, 2011. If our credit rating had been lowered one level from its “A” rating (per Standard and Poor’s) on September 30, 2012, we would be required to post no additional collateral to our counterparties. If we had been downgraded below investment grade, we would be required to post $142 million of additional collateral, either with cash or letters of credit.

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

The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Deferred compensation investments	$309	—	—	309	336	—	—	336
Commodity derivatives	1,788	803	18	2,609	2,807	1,947	72	4,826

Total assets	$2,097	803	18	2,918	3,143	1,947	72	5,162

Liabilities
Commodity derivatives	$1,749	814	7	2,570	2,970	1,722	10	4,702

Total liabilities	$1,749	814	7	2,570	2,970	1,722	10	4,702

Non-Recurring Fair Value Measurement

There were no significant non-recurring fair value measurements as of September 30, 2012.

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

•

Accounts payable (including related parties) and floating-rate debt: The carrying amount of accounts payable and floating-rate debt reported on the balance sheet approximates fair value. The valuation technique and methods used to estimate the fair value of the current portion of the joint venture acquisition obligation reported in accounts payable is consistent with the methodology below.

•

Fixed-rate debt: The estimated fair value of fixed-rate debt is measured using prices available from a pricing service that is corroborated by market data; therefore, these liabilities are categorized as Level 2 in the fair value hierarchy.

•

Joint venture acquisition obligation—related party: Fair value is estimated based on the net present value of the future cash flows as a Level 2 fair value, discounted at September 30, 2012, and December 31, 2011, effective yield rates of 0.76 percent and 1.24 percent, respectively, based on yields of U.S. Treasury securities of similar average duration adjusted for our average credit risk spread and the amortizing nature of the obligation principal. See Note 10—Joint Venture Acquisition Obligation, for additional information.

The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	September 30 2012	December 31 2011	September 30 2012	December 31 2011

Financial assets
Deferred compensation investments	$309	336	309	336
Commodity derivatives	295	814	295	814
Total loans and advances—related parties	1,710	1,793	1,914	1,994
Financial liabilities
Total debt, excluding capital leases	21,100	22,592	26,012	27,065
Total joint venture acquisition obligation	3,769	4,314	4,192	4,820
Commodity derivatives	237	446	237	446

At September 30, 2012, commodity derivative assets and liabilities appear net of $31 million of obligations to return cash collateral and $50 million of rights to reclaim cash collateral, respectively. At December 31, 2011, commodity derivative assets and liabilities appear net of no obligations to return cash collateral and $244 million of rights to reclaim cash collateral.

Note 16—Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the equity section of the balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Net Unrealized Gain on Securities	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income

December 31, 2011*	$(1,971)	—	5,223	(6)	3,246
Other comprehensive income (loss)	(74)	1	946	6	879
Separation of Downstream business	683	—	(469)	—	214

September 30, 2012	$(1,362)	1	5,700	—	4,339

* The beginning balance of retained earnings has been restated primarily to reflect certain intercompany loans as permanently invested in 2004 and prior periods, which resulted in a $160 million increase in Foreign Currency Translation and Accumulated Other Comprehensive Income, a $15 million decrease to Total Liabilities, and a $145 million reduction in Retained Earnings. The impact on net income and earnings per share was de minimis for the three- and nine-month periods ended September 30, 2012 and 2011.

There were no items within accumulated other comprehensive income related to noncontrolling interests.

Note 17—Cash Flow Information

	Millions of Dollars
	Nine Months Ended September 30
	2012	2011

Cash Payments
Interest	$596	739
Income taxes	6,394	7,145

Net Sales (Purchases) of Short-Term Investments
Short-term investments purchased	$(497)	(6,642)
Short-term investments sold	1,094	5,019

	$597	(1,623)

Note 18—Employee Benefit Plans

In connection with the separation of the Downstream business, ConocoPhillips entered into an Employee Matters Agreement with Phillips 66 (see Note 2—Separation of Downstream Business), which provides that employees of Phillips 66 will no longer participate in benefit plans sponsored or maintained by ConocoPhillips. Upon separation, the ConocoPhillips Pension Plan transferred assets and obligations to the Phillips 66 Pension Plan resulting in a net decrease in sponsored pension plan obligations of $1,127 million. Additionally, as a result of the transfer of unrecognized losses to Phillips 66, deferred income taxes and other comprehensive income decreased $335 million and $570 million, respectively.

Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2012		2011		2012	2011

	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$33	20	56	25	1	3
Interest cost	39	35	62	45	8	10
Expected return on plan assets	(47)	(37)	(70)	(44)	—	—
Amortization of prior service cost	1	(2)	2	—	(1)	(1)
Recognized net actuarial (gain) loss	41	13	42	11	—	(1)

Net periodic benefit costs	$67	29	92	37	8	11

Nine Months Ended September 30
Service cost	$133	70	169	74	5	8
Interest cost	150	116	185	133	26	31
Expected return on plan assets	(177)	(120)	(210)	(131)	—	—
Amortization of prior service cost	5	(6)	7	—	(3)	(5)
Recognized net actuarial (gain) loss	145	46	124	34	(1)	(4)

Net periodic benefit costs	$256	106	275	110	27	30

During the first nine months of 2012, we contributed $258 million to our domestic benefit plans and $161 million to our international benefit plans. In 2012, we expect to contribute approximately $410 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $210 million to our international qualified and nonqualified pension and postretirement benefit plans.

During the three months ended September 30, 2012, it became probable that lump-sum benefit payments would exceed the sum of service and interest costs for the plan year for the U.S. qualified pension plan and U.S. non-qualified supplemental retirement plan. As a result, we recognized a proportionate share of prior actuarial losses, or pension settlement expense, of $137 million. In conjunction with the recognition of pension settlement expense, the assets and pension benefit obligation of the qualified pension plan were remeasured. At the measurement date, the net pension liability increased $432 million to $1,283 million, resulting in a corresponding decrease to other comprehensive income. The increase in the liability was primarily due to a reduction of the discount rate used to determine benefit obligations from 4.30% at December 31, 2011 to 3.35% at the measurement date. The assumptions used for rate of compensation increased from 4.25% to 4.75% over the same time period.

In addition, pursuant to the Employee Matters Agreement we made certain adjustments to the exercise price and number of our stock-based compensation awards with the intention of preserving the intrinsic value of the awards prior to the separation. Outstanding options to purchase common shares of ConocoPhillips stock that were exercisable prior to the separation were adjusted so the holders of those options would then hold options to purchase common shares of both ConocoPhillips and Phillips 66 stock. Non-exercisable stock options were converted to those of the entity where the employee is working post-separation. In addition, former employee holders and a specified group of holders of stock options and restricted stock units who retired or terminated employment upon or shortly after the separation, received both adjusted ConocoPhillips awards and Phillips 66 awards. ConocoPhillips restricted stock and performance share units awarded for completed performance periods under the Performance Share Program, as well as restricted stock units held by current or former directors, were adjusted to provide holders one restricted share or restricted stock unit of Phillips 66 for every two restricted shares or restricted stock units of ConocoPhillips. Each employee holder of restricted stock and restricted stock units awarded under all other programs were adjusted to provide holders restricted shares or restricted stock units in the company that employs such employee following the separation. Adjustments to our stock-based compensation awards did not have a material impact on compensation expense.

Note 19—Related Party Transactions

Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Operating revenues and other income	$9	11	42	38
Purchases	37	44	121	287
Operating expenses and selling, general and administrative expenses	52	57	133	190
Net interest expense*	8	15	30	47

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

On April 30, 2012, our Downstream business was separated into a stand-alone, publicly traded corporation, Phillips 66, and has been reported as discontinued operations in all periods presented. Our reportable segments changed upon separation, and, as a result, all prior periods presented have been restated. Commodity sales to Phillips 66, which were previously eliminated in consolidation prior to the separation, are now reported as third-party sales. For additional information, see Note 2—Separation of Downstream Business.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Sales and Other Operating Revenues
Alaska	$2,005	2,363	7,135	7,280

Lower 48 and Latin America	4,807	6,296	14,110	17,921
Intersegment eliminations	(40)	(63)	(196)	(227)

Lower 48 and Latin America	4,767	6,233	13,914	17,694

Canada	1,288	1,595	3,580	4,681
Intersegment eliminations	(117)	(230)	(330)	(758)

Canada	1,171	1,365	3,250	3,923

Europe	3,285	3,915	10,813	12,294
Intersegment eliminations	—	—	(72)	(50)

Europe	3,285	3,915	10,741	12,244

Asia Pacific and Middle East	2,167	2,151	5,697	6,730
Intersegment eliminations	(41)	(1)	(41)	(1)

Asia Pacific and Middle East	2,126	2,150	5,656	6,729

Other International	1,067	399	2,663	1,442
LUKOIL Investment	—	—	—	—
Corporate and Other	99	81	133	150

Consolidated sales and other operating revenues	$14,520	16,506	43,492	49,462

Net Income Attributable to ConocoPhillips
Alaska	$535	502	1,706	1,558
Lower 48 and Latin America	182	334	556	996
Canada	(31)	73	(674)	201
Europe	132	266	1,190	1,265
Asia Pacific and Middle East	669	469	3,179	2,288
Other International	567	53	634	251
LUKOIL Investment	—	—	—	239
Corporate and Other	(257)	(215)	(836)	(728)
Discontinued operations	1	1,134	1,247	2,976

Consolidated net income attributable to ConocoPhillips	$1,798	2,616	7,002	9,046

	Millions of Dollars
	September 30 2012	December 31 2011

Total Assets
Alaska	$11,062	10,723
Lower 48 and Latin America	28,444	25,872
Canada	22,075	20,847
Europe	14,305	12,452
Asia Pacific and Middle East	23,532	22,374
Other International	9,741	9,070
LUKOIL Investment	—	—
Corporate and Other	6,210	8,485
Discontinued operations	—	43,407

Consolidated total assets	$115,369	153,230

Note 21—Income Taxes

Our effective tax rate from continuing operations for the third quarter of 2012 was 52 percent compared with 59 percent for the third quarter of 2011. The lower rate was due primarily to tax benefits associated with asset dispositions occurring in 2012, partially offset by higher income in higher tax rate jurisdictions in 2012.

Our effective tax rate from continuing operations for the first nine months of 2012 was 53 percent compared with 52 percent for the first nine months of 2011.

For both the third quarter and the first nine months of 2012, the effective tax rate in excess of the domestic federal statutory rate of 35 percent was primarily due to foreign taxes.

In the United Kingdom, legislation was enacted on July 17, 2012, restricting corporate tax relief on decommissioning costs to 50 percent, retroactively effective from March 21, 2012. Our third quarter 2012 earnings were reduced by $170 million due to the remeasurement of deferred tax balances as of the effective date.

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

•	All other nonguarantor subsidiaries of ConocoPhillips.

•	The consolidating adjustments necessary to present ConocoPhillips’ results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended September 30, 2012
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	ConocoPhillips Canada Funding Company II	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	4,029	—	—	—	10,491	—	14,520
Equity in earnings of affiliates	2,169	2,555	—	—	—	327	(4,642)	409
Gain on dispositions	—	3	—	—	—	115	—	118
Other income (loss)	(78)	100	—	—	—	20	—	42
Intercompany revenues	21	94	11	22	8	752	(908)	—

Total Revenues and Other Income	2,112	6,781	11	22	8	11,705	(5,550)	15,089

Costs and Expenses
Purchased commodities	—	3,470	—	—	—	3,338	(372)	6,436
Production and operating expenses	—	313	—	—	—	1,400	(2)	1,711
Selling, general and administrative expenses	2	260	—	—	—	68	—	330
Exploration expenses	—	101	—	—	—	118	—	219
Depreciation, depletion and amortization	—	197	—	—	—	1,502	—	1,699
Taxes other than income taxes	—	57	—	—	—	619	—	676
Accretion on discounted liabilities	—	13	—	—	—	89	—	102
Interest and debt expense	542	76	10	19	8	40	(534)	161
Foreign currency transaction (gains) losses	(28)	(7)	—	46	46	(58)	—	(1)

Total Costs and Expenses	516	4,480	10	65	54	7,116	(908)	11,333

Income (loss) from continuing operations before income taxes	1,596	2,301	1	(43)	(46)	4,589	(4,642)	3,756
Provision for income taxes	(200)	132	—	1	(6)	2,018	—	1,945

Income (Loss) From Continuing Operations	1,796	2,169	1	(44)	(40)	2,571	(4,642)	1,811
Income from discontinued operations	2	2	—	—	—	2	(4)	2

Net income (loss)	1,798	2,171	1	(44)	(40)	2,573	(4,646)	1,813
Less: net income attributable to noncontrolling interests	—	—	—	—	—	(15)	—	(15)

Net Income (Loss) Attributable to ConocoPhillips	$1,798	2,171	1	(44)	(40)	2,558	(4,646)	1,798

Comprehensive Income (Loss) Attributable to ConocoPhillips	$2,260	2,633	1	7	(20)	3,280	(5,901)	2,260

Income Statement	Three Months Ended September 30, 2011
Revenues and Other Income
Sales and other operating revenues	$—	5,585	—	—	—	10,921	—	16,506
Equity in earnings of affiliates	1,759	1,914	—	—	—	638	(3,868)	443
Gain (loss) on dispositions	—	(2)	—	—	—	(258)	—	(260)
Other income (loss)	(1)	(23)	—	—	—	30	—	6
Intercompany revenues	1	191	11	23	9	834	(1,069)	—

Total Revenues and Other Income	1,759	7,665	11	23	9	12,165	(4,937)	16,695

Costs and Expenses
Purchased commodities	—	4,857	—	—	—	3,729	(610)	7,976
Production and operating expenses	—	293	—	—	—	1,479	(5)	1,767
Selling, general and administrative expenses	2	88	—	—	—	56	(1)	145
Exploration expenses	—	99	—	—	—	167	—	266
Depreciation, depletion and amortization	—	216	—	—	—	1,429	—	1,645
Taxes other than income taxes	—	66	—	—	—	838	—	904
Accretion on discounted liabilities	—	12	—	—	—	95	—	107
Interest and debt expense	427	106	10	19	8	113	(453)	230
Foreign currency transaction (gains) losses	—	8	—	(106)	(101)	249	—	50

Total Costs and Expenses	429	5,745	10	(87)	(93)	8,155	(1,069)	13,090

Income from continuing operations before income taxes	1,330	1,920	1	110	102	4,010	(3,868)	3,605
Provision for income taxes	(150)	161	—	2	16	2,081	—	2,110

Income From Continuing Operations	1,480	1,759	1	108	86	1,929	(3,868)	1,495
Income from discontinued operations	1,136	1,136	—	—	—	750	(1,886)	1,136

Net income	2,616	2,895	1	108	86	2,679	(5,754)	2,631
Less: net income (loss) attributable to noncontrolling interests	—	—	—	—	—	(15)	—	(15)

Net Income Attributable to ConocoPhillips	$2,616	2,895	1	108	86	2,664	(5,754)	2,616

Comprehensive Income (Loss) Attributable to ConocoPhillips	$(306)	(27)	1	(3)	42	(277)	264	(306)

	Millions of Dollars
	Nine Months Ended September 30, 2012
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	ConocoPhillips Canada Funding Company II	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	12,598	—	—	—	30,894	—	43,492
Equity in earnings of affiliates	6,848	7,785	—	—	—	1,355	(14,564)	1,424
Gain on dispositions	—	3	—	—	—	1,638	—	1,641
Other income (loss)	(77)	155	—	—	—	90	—	168
Intercompany revenues	40	779	34	67	25	3,192	(4,137)	—

Total Revenues and Other Income	6,811	21,320	34	67	25	37,169	(18,701)	46,725

Costs and Expenses
Purchased commodities	—	11,044	—	—	—	9,642	(2,372)	18,314
Production and operating expenses	—	917	—	—	—	4,336	(21)	5,232
Selling, general and administrative expenses	10	690	—	—	—	201	(9)	892
Exploration expenses	—	287	—	—	—	881	—	1,168
Depreciation, depletion and amortization	—	605	—	—	—	4,343	—	4,948
Impairments	—	—	—	—	—	296	—	296
Taxes other than income taxes	—	207	—	—	—	2,476	—	2,683
Accretion on discounted liabilities	—	39	—	—	—	275	—	314
Interest and debt expense	1,668	247	31	58	24	255	(1,735)	548
Foreign currency transaction (gains) losses	(30)	19	—	34	47	(52)	—	18

Total Costs and Expenses	1,648	14,055	31	92	71	22,653	(4,137)	34,413

Income (loss) from continuing operations before income taxes	5,163	7,265	3	(25)	(46)	14,516	(14,564)	12,312
Provision for income taxes	(589)	417	1	7	(6)	6,675	—	6,505

Income (Loss) From Continuing Operations	5,752	6,848	2	(32)	(40)	7,841	(14,564)	5,807
Income from discontinued operations	1,250	1,250	—	—	—	997	(2,247)	1,250

Net income (loss)	7,002	8,098	2	(32)	(40)	8,838	(16,811)	7,057
Less: net income attributable to noncontrolling interests	—	—	—	—	—	(55)	—	(55)

Net Income (Loss) Attributable to ConocoPhillips	$7,002	8,098	2	(32)	(40)	8,783	(16,811)	7,002

Comprehensive Income (Loss) Attributable to ConocoPhillips	$7,881	8,968	2	24	(18)	9,356	(18,332)	7,881

Income Statement	Nine Months Ended September 30, 2011
Revenues and Other Income
Sales and other operating revenues	$—	15,904	—	—	—	33,558	—	49,462
Equity in earnings of affiliates	6,793	6,722	—	—	—	1,277	(13,648)	1,144
Gain on dispositions	—	263	—	—	—	125	—	388
Other income (loss)	(1)	46	—	—	—	127	—	172
Intercompany revenues	3	1,072	34	69	26	2,000	(3,204)	—

Total Revenues and Other Income	6,795	24,007	34	69	26	37,087	(16,852)	51,166

Costs and Expenses
Purchased commodities	—	13,927	—	—	—	10,622	(1,934)	22,615
Production and operating expenses	—	855	—	—	—	4,145	(59)	4,941
Selling, general and administrative expenses	11	405	—	—	—	189	(9)	596
Exploration expenses	—	225	—	—	—	481	—	706
Depreciation, depletion and amortization	—	660	—	—	—	4,679	—	5,339
Taxes other than income taxes	—	226	—	—	—	2,760	—	2,986
Accretion on discounted liabilities	—	35	—	—	—	284	—	319
Interest and debt expense	1,109	343	31	58	24	366	(1,202)	729
Foreign currency transaction (gains) losses	—	(8)	—	(50)	(93)	226	—	75

Total Costs and Expenses	1,120	16,668	31	8	(69)	23,752	(3,204)	38,306

Income from continuing operations before income taxes	5,675	7,339	3	61	95	13,335	(13,648)	12,860
Provision for income taxes	(391)	546	1	1	24	6,567	—	6,748

Income From Continuing Operations	6,066	6,793	2	60	71	6,768	(13,648)	6,112
Income from discontinued operations	2,980	2,980	—	—	—	2,149	(5,129)	2,980

Net income	9,046	9,773	2	60	71	8,917	(18,777)	9,092
Less: net income attributable to noncontrolling interests	—	—	—	—	—	(46)	—	(46)

Net Income Attributable to ConocoPhillips	$9,046	9,773	2	60	71	8,871	(18,777)	9,046

Comprehensive Income (Loss) Attributable to ConocoPhillips	$7,476	8,203	2	(2)	46	7,189	(15,438)	7,476

	Millions of Dollars
	September 30, 2012
Balance Sheet	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	ConocoPhillips Canada Funding Company II	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$1	12	3	44	1	1,207	—	1,268
Restricted cash	2,468	—	—	—	—	—	—	2,468
Accounts and notes receivable	20	6,905	—	—	—	12,619	(10,361)	9,183
Inventories	—	167	—	—	—	1,009	—	1,176
Prepaid expenses and other current assets	19	728	—	1	—	938	—	1,686

Total Current Assets	2,508	7,812	3	45	1	15,773	(10,361)	15,781
Investments, loans and long-term receivables*	79,733	115,262	771	1,496	595	40,667	(213,460)	25,064
Net properties, plants and equipment	—	8,519	—	—	—	65,093	—	73,612
Intangibles	—	8	—	—	—	2	—	10
Other assets	57	204	—	2	3	636	—	902

Total Assets	$82,298	131,805	774	1,543	599	122,171	(223,821)	115,369

Liabilities and Stockholders’ Equity
Accounts payable	$—	14,605	—	3	1	5,734	(10,361)	9,982
Short-term debt	1,378	4	750	—	—	203	—	2,335
Accrued income and other taxes	—	129	—	4	—	2,704	—	2,837
Employee benefit obligations	—	470	—	—	—	208	—	678
Other accruals	139	210	19	32	11	1,140	—	1,551

Total Current Liabilities	1,517	15,418	769	39	12	9,989	(10,361)	17,383
Long-term debt	9,454	3,220	—	1,250	499	4,359	—	18,782
Asset retirement obligations and accrued environmental costs	—	1,168	—	—	—	7,253	—	8,421
Joint venture acquisition obligation	—	—	—	—	—	3,006	—	3,006
Deferred income taxes	14	58	—	16	3	14,064	—	14,155
Employee benefit obligations	—	2,523	—	—	—	699	—	3,222
Other liabilities and deferred credits*	30,454	19,991	—	139	77	17,274	(65,412)	2,523

Total Liabilities	41,439	42,378	769	1,444	591	56,644	(75,773)	67,492
Retained earnings	28,242	22,341	3	(102)	(95)	31,549	(47,174)	34,764
Other common stockholders’ equity	12,617	67,086	2	201	103	33,507	(100,874)	12,642
Noncontrolling interests	—	—	—	—	—	471	—	471

Total Liabilities and Stockholders’ Equity	$82,298	131,805	774	1,543	599	122,171	(223,821)	115,369

Balance Sheet	December 31, 2011**
Assets
Cash and cash equivalents	$—	2,028	1	37	1	3,713	—	5,780
Short-term investments	—	—	—	—	—	581	—	581
Accounts and notes receivable	60	9,186	—	—	—	20,898	(13,618)	16,526
Inventories	—	2,239	—	—	—	2,392	—	4,631
Prepaid expenses and other current assets	22	1,090	—	1	—	1,587	—	2,700

Total Current Assets	82	14,543	1	38	1	29,171	(13,618)	30,218
Investments, loans and long-term receivables*	96,284	135,618	760	1,417	565	59,651	(260,512)	33,783
Net properties, plants and equipment	—	19,595	—	—	—	64,585	—	84,180
Goodwill	—	3,332	—	—	—	—	—	3,332
Intangibles	—	722	—	—	—	23	—	745
Other assets	64	301	—	2	3	602	—	972

Total Assets	$96,430	174,111	761	1,457	569	154,032	(274,130)	153,230

Liabilities and Stockholders’ Equity
Accounts payable	$10	18,747	—	1	1	14,512	(13,618)	19,653
Short-term debt	892	27	—	—	—	94	—	1,013
Accrued income and other taxes	—	315	—	2	—	3,903	—	4,220
Employee benefit obligations	—	835	—	—	—	276	—	1,111
Other accruals	244	634	9	14	6	1,164	—	2,071

Total Current Liabilities	1,146	20,558	9	17	7	19,949	(13,618)	28,068
Long-term debt	10,951	3,599	749	1,250	498	4,563	—	21,610
Asset retirement obligations and accrued environmental costs	—	1,766	—	—	—	7,563	—	9,329
Joint venture acquisition obligation	—	—	—	—	—	3,582	—	3,582
Deferred income taxes	(5)	3,982	—	11	9	14,043	—	18,040
Employee benefit obligations	—	3,092	—	—	—	976	—	4,068
Other liabilities and deferred credits*	25,959	40,479	—	104	29	20,047	(83,834)	2,784

Total Liabilities	38,051	73,476	758	1,382	543	70,723	(97,452)	87,481
Retained earnings	42,550	34,921	1	(70)	(55)	29,821	(58,119)	49,049
Other common stockholders’ equity	15,829	65,714	2	145	81	52,978	(118,559)	16,190
Noncontrolling interests	—	—	—	—	—	510	—	510

Total Liabilities and Stockholders’ Equity	$96,430	174,111	761	1,457	569	154,032	(274,130)	153,230

*Includes intercompany loans.
**Certain amounts have been restated to reflect a prior period adjustment. See Note 16—Accumulated Other Comprehensive Income, in the Notes to Consolidated Financial Statements.

	Millions of Dollars
	Nine Months Ended September 30, 2012
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	ConocoPhillips Canada Funding Company II	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$3,530	12,353	2	7	—	4,423	(10,469)	9,846
Net cash provided by (used in) discontinued operations	—	397	—	—	—	(191)	—	206

Net Cash Provided by Operating Activities	3,530	12,750	2	7	—	4,232	(10,469)	10,052

Cash Flows From Investing Activities
Capital expenditures and investments	(317)	(5,558)	—	—	—	(10,147)	4,685	(11,337)
Proceeds from asset dispositions	14	933	—	—	—	2,086	(945)	2,088
Net sales of short-term investments	—	—	—	—	—	597	—	597
Long-term advances/loans—related parties	—	(74)	—	—	—	(2,900)	2,955	(19)
Collection of advances/loans—related parties	—	133	—	—	—	1,092	(1,125)	100
Other	—	4	—	—	—	173	—	177

Net cash used in continuing investing activities	(303)	(4,562)	—	—	—	(9,099)	5,570	(8,394)
Net cash provided by (used in) discontinued operations	—	(232)	—	—	—	8,028	(8,100)	(304)

Net Cash Used in Investing Activities	(303)	(4,794)	—	—	—	(1,071)	(2,530)	(8,698)

Cash Flows From Financing Activities
Issuance of debt	485	3,000	—	—	—	55	(3,055)	485
Repayment of debt	(1,576)	(9,241)	—	—	—	(177)	9,326	(1,668)
Special cash distribution from Phillips 66	7,818	—	—	—	—	—	—	7,818
Change in restricted cash	(2,468)	—	—	—	—	—	—	(2,468)
Issuance of company common stock	83	—	—	—	—	—	—	83
Repurchase of company common stock	(5,098)	—	—	—	—	—	—	(5,098)
Dividends paid	(2,469)	—	—	—	—	(5,011)	5,011	(2,469)
Other	(1)	63	—	—	—	(1,540)	931	(547)

Net cash used in continuing financing activities	(3,226)	(6,178)	—	—	—	(6,673)	12,213	(3,864)
Net cash provided by (used in) discontinued operations operations	—	(3,786)	—	—	—	981	786	(2,019)

Net Cash Used in Financing Activities	(3,226)	(9,964)	—	—	—	(5,692)	12,999	(5,883)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(8)	—	—	—	25	—	17

Net Change in Cash and Cash Equivalents	1	(2,016)	2	7	—	(2,506)	—	(4,512)
Cash and cash equivalents at beginning of period	—	2,028	1	37	1	3,713	—	5,780

Cash and Cash Equivalents at End of Period	$1	12	3	44	1	1,207	—	1,268

Statement of Cash Flows	Nine Months Ended September 30, 2011
Cash Flows From Operating Activities
Net cash provided by (used in) continuing
operating activities	$10,645	(3,087)	2	6	(6)	7,113	(3,277)	11,396
Net cash provided by (used in) discontinued operations	—	(181)	—	—	—	2,619	—	2,438

Net Cash Provided by (Used in) Operating Activities	10,645	(3,268)	2	6	(6)	9,732	(3,277)	13,834

Cash Flows From Investing Activities
Capital expenditures and investments	—	(1,092)	—	—	—	(7,653)	(2)	(8,747)
Proceeds from asset dispositions	—	318	—	—	—	1,636	—	1,954
Net purchases of short-term investments	—	—	—	—	—	(1,623)	—	(1,623)
Long-term advances/loans—related parties	—	(113)	—	(4)	—	(4,562)	4,665	(14)
Collection of advances/loans—related parties	(1)	622	—	—	—	1,504	(2,037)	88
Other	—	5	—	—	—	32	2	39

Net cash used in continuing investing activities	(1)	(260)	—	(4)	—	(10,666)	2,628	(8,303)
Net cash provided by (used in) discontinued operations	—	191	—	—	—	(27)	—	164

Net Cash Used in Investing Activities	(1)	(69)	—	(4)	—	(10,693)	2,628	(8,139)

Cash Flows From Financing Activities
Issuance of debt	—	4,558	—	—	4	19	(4,581)	—
Repayment of debt	—	(1,807)	—	—	—	(564)	1,952	(419)
Issuance of company common stock	109	—	—	—	—	—	—	109
Repurchase of company common stock	(7,984)	—	—	—	—	—	—	(7,984)
Dividends paid	(2,761)	—	—	—	—	(2,573)	2,573	(2,761)
Other	(8)	54	—	—	—	(588)	—	(542)

Net cash provided by (used in) continuing financing activities	(10,644)	2,805	—	—	4	(3,706)	(56)	(11,597)
Net cash used in discontinued operations	—	(14)	—	—	—	(291)	284	(21)

Net Cash Provided by (Used in) Financing Activities	(10,644)	2,791	—	—	4	(3,997)	228	(11,618)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(10)	—	—	—	(84)	—	(94)

Net Change in Cash and Cash Equivalents	—	(556)	2	2	(2)	(5,042)	(421)	(6,017)
Cash and cash equivalents at beginning of period	—	718	—	29	4	8,703	—	9,454

Cash and Cash Equivalents at End of Period	$—	162	2	31	2	3,661	(421)	3,437

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 53.

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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

ConocoPhillips is the world’s largest independent exploration and production (E&P) company, based on proved reserves and production of liquids and natural gas. Headquartered in Houston, Texas, we have operations and activities in 30 countries. At September 30, 2012, we had approximately 16,700 employees worldwide and total assets of $115 billion.

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

Business Environment

As a newly established, independent E&P company, we are solely focused on exploring for, developing and producing oil and natural gas globally. Our commitment to safety and environmental stewardship, operating excellence and financial responsibility is fundamental to our success. We continue to focus on improving our financial position and increasing shareholder returns through production and margin growth, portfolio optimization and maintaining sector-leading dividend distributions. In order to remain competitive, we must continually develop and replenish a portfolio of projects which offer attractive financial returns on our investment. We continue to evaluate our assets regularly to determine whether they fit our strategic plans or should be sold or otherwise disposed, and, as a result, we remain positioned to complete our $8–$10 billion asset disposition program by the end of 2013. For the first nine months of 2012, we have generated proceeds of approximately $2.1 billion as part of this program, which mainly included the sale of the Vietnam business, the Alba and Statfjord fields in the North Sea and our investment in Naryanmarneftegaz (NMNG) in Russia.

Because we participate in a capital-intensive industry, we make significant investments to acquire acreage, explore for new oil and gas fields, develop newly discovered fields and maintain existing fields. In the short-term, we will fund a portion of our capital program through the proceeds from our strategic asset dispositions. In the long-term, we plan to fund our capital program organically by investing in high-return developments which will grow our margins and cash flow. We expect our capital spending will be $15.5 billion to $16 billion in 2012. Over the next five years, we plan to execute a disciplined capital program in order to generate 3 to 5 percent annual production volume and margin growth, primarily from major developments underway in the United States, Canada, the United Kingdom and Norwegian North Sea, Malaysia and Australia.

The most significant factors impacting our profitability and related reinvestment of our operating cash flows into our business are the prices for crude oil and natural gas. The prices for these commodity products are subject to factors external to our company, over which we have no control. These prices are supply- and demand-based and can be very volatile; therefore, our strategy is to maintain a core portfolio of low-risk, high-return projects from legacy assets, coupled with a portfolio which offers growth opportunities, such as unconventional plays, deepwater and arctic drilling and liquefied natural gas (LNG).

The following table depicts the average benchmark prices for West Texas Intermediate (WTI) crude oil, Dated Brent crude oil and U.S. Henry Hub natural gas:

	Dollars Per Unit
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Market Indicators
WTI (per barrel)	$92.11	89.70	96.18	95.37
Dated Brent (per barrel)	109.61	113.46	112.09	111.93
U.S. Henry Hub first of month (per million British thermal units)	2.80	4.20	2.58	4.21

Industry crude prices for WTI increased 3 percent in the third quarter of 2012 and increased 1 percent in the first nine months of 2012, compared with the same periods of 2011, while Brent prices decreased 3 percent in the third quarter of 2012 and remained relatively flat in the first nine months of 2012. Global oil prices strengthened during the third quarter of 2012, as global economic concerns eased and geopolitical risks remained high. WTI continued to trade at a discount to Brent, mainly due to high inventory levels and excess crude supply in the U.S. Midcontinent market.

Henry Hub natural gas prices decreased 33 percent in the third quarter of 2012, and decreased 39 percent in the first nine months of 2012, compared with the same periods of 2011. U.S. natural gas prices remained depressed in 2012, due to high inventory levels, which resulted from a warmer-than-normal winter and sustained production from shale plays. Prolonged low U.S. natural gas prices may continue to have an adverse effect on our results of operations. The expansion in shale production has also helped boost supplies of natural gas liquids, resulting in downward pressure on natural gas liquids prices in the United States. As a result, our domestic realized natural gas liquids price declined 26 percent in the first nine months of 2012, compared with the same period of 2011.

Key Operating and Financial Highlights

Significant highlights during the third quarter of 2012 included the following:

•	Achieved quarterly production of 1.525 million barrels of oil equivalent per day.
•	Continued ramp-up of production in Eagle Ford and Bakken.
•	Continued growth from Canadian oil sands; successful startup of Christina Lake Phase D.
•	Advanced major growth projects and drilling programs.
•	Completed turnarounds at major facilities worldwide, as planned.
•	Increased exploration activity in conventional and unconventional opportunities globally.
•	Completed sale of NMNG and dilution of interest in Australia Pacific LNG (APLNG).

Outlook

Production for the fourth quarter of 2012 is expected to be higher than the third quarter of 2012, reflecting completion of turnaround activity and ongoing ramp-up in major North American programs, most notably in the Eagle Ford and Canadian oil sands. Full-year 2012 production is estimated to be 1.57 million to 1.58 million barrels of oil equivalent per day. We anticipate continued progress on our major projects and drilling programs in the fourth quarter of 2012, including the evaluation of drilling results on several exploration prospects.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2012, is based on a comparison with the corresponding period of 2011.

Consolidated Results

We manage our operations through six operating segments, which are defined by geographic region: Alaska, Lower 48 and Latin America, Canada, Europe, Asia Pacific and Middle East, and Other International. Our LUKOIL Investment represents our prior investment in the ordinary shares of OAO LUKOIL, which was sold in the first quarter of 2011. Corporate and Other represents costs not directly associated with an operating segment, such as most interest expense, corporate overhead, costs related to the separation and certain technology activities, net of licensing revenues.

A summary of income (loss) from continuing operations by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Alaska	$535	502	1,706	1,558
Lower 48 and Latin America	182	334	556	996
Canada	(31)	73	(674)	201
Europe	132	266	1,190	1,265
Asia Pacific and Middle East	683	482	3,231	2,330
Other International	567	53	634	251
LUKOIL Investment	—	—	—	239
Corporate and Other	(257)	(215)	(836)	(728)

Income from continuing operations	$1,811	1,495	5,807	6,112

Earnings for ConocoPhillips increased 21 percent in the third quarter of 2012, while earnings for the nine-month period ended September 30, 2012, decreased 5 percent. The improvement in the third quarter of 2012 primarily resulted from:

•	Higher gains from asset sales of $336 million after-tax, compared with losses of $267 million after-tax in the third quarter of 2011.
•	Lower production taxes, mainly as a result of lower production volumes.

These items were partially offset by:

•	Lower prices.
•	Lower production volumes.
•	Pension settlement expense of $82 million after-tax. For additional information, see Note 18—Employee Benefit Plans, in the Notes to Consolidated Financial Statements.

The decrease in earnings for the nine-month period of 2012 was primarily due to:

•	Significantly lower volumes, largely due to dispositions, reduced production in China and higher planned maintenance.
•	Higher impairments. Non-cash impairments for the nine-month period of 2012 totaled $550 million after-tax.
•	Lower natural gas and natural gas liquids prices.
•	The absence of earnings from LUKOIL due to the divestiture of our interest.
•	Higher operating and selling, general and administrative (SG&A) expenses, which included the pension settlement expense of $82 million after-tax and separation costs of $80 million after-tax.

These items were partially offset by:

•	Higher gains from asset sales of $1,557 million after-tax, compared with gains of $152 million after-tax in the comparative period of 2011.
•	Lower production taxes and depreciation, depletion and amortization (DD&A) expenses, mainly as a result of lower volumes.
•	Higher crude oil and LNG prices.

See the “Segment Results” section for additional information on our segment results.

Income Statement Analysis

Sales and other operating revenues decreased 12 percent in both the third quarter and nine-month period of 2012, mainly due to lower crude oil, natural gas and LNG volumes and lower natural gas and natural gas liquids prices. Higher LNG and crude oil prices partly offset the decrease in the nine-month period of 2012.

Equity in earnings of affiliates for the nine-month period of 2012 increased 24 percent. The increase primarily resulted from:

•	Improved earnings from Qatar Liquefied Gas Company Limited (3) (QG3), primarily due to higher LNG prices and a $72 million tax-related adjustment, partly offset by lower volumes.
•	The absence of the $83 million before-tax write-off of our investment associated with the cancellation of the Denali gas pipeline project in the second quarter of 2011.
•	Higher earnings from FCCL Partnership, mainly as a result of new production from Christina Lake Phases C and D, partly offset by lower bitumen prices.

These increases in equity earnings were partially offset by lower earnings from NMNG, largely due to lower volumes.

Gain on dispositions for the third quarter and nine-month period of 2012 increased $378 million and $1,253 million, respectively, compared with corresponding periods in 2011. Gains realized in the third quarter of 2012 were primarily due to the disposition of our equity investment in NMNG and the sale of our interest in Block 39 in Peru, which were partly offset by the loss on further dilution of our equity interest in APLNG from 42.5 percent to 37.5 percent. This is compared with a loss in the third quarter of 2011 as a result of the initial dilution of our equity interest in APLNG from 50 percent to 42.5 percent. Additional gains realized in the nine-month period of 2012 mainly resulted from the disposition of our Vietnam business and the Statfjord and Alba fields located in the North Sea, partially offset by the sale of certain E&P assets located in the Lower 48 and the remaining divestiture of our LUKOIL shares in the nine-month period of 2011.

Purchased commodities decreased 19 percent in both the third quarter and nine-month period of 2012, largely as a result of lower U.S. natural gas prices, partly offset by higher purchased volumes.

Production and operating expenses increased 6 percent in the nine-month period of 2012, mostly due to increased operating expenses in China and major turnaround expenses at our Bayu-Undan Field and Darwin LNG facility.

SG&A expenses increased 128 percent and 50 percent in the third quarter and nine-month period of 2012, respectively, mainly as a result of the pension settlement expense. The nine-month period of 2012 also included costs associated with the separation of Phillips 66.

Exploration expenses decreased 18 percent in the third quarter of 2012 and increased 65 percent in the nine-month period of 2012. The decrease in the third quarter of 2012 was mainly due to lower dry hole costs. The increase in the nine-month period was mostly due to the impairment of undeveloped leasehold costs associated with the Mackenzie Gas Project as a result of the indefinite suspension of the project in the first quarter of 2012.

DD&A decreased 7 percent in the nine-month period of 2012, primarily due to lower production volumes as a result of asset dispositions and lower production in China, partially offset by higher production volumes in the Lower 48.

Impairments increased $296 million in the nine-month period of 2012, largely due to the $213 million impairment of capitalized project development costs associated with the Mackenzie Gas Project in the first quarter of 2012, as well as the $78 million increase in the asset retirement obligation for the Don Field in the United Kingdom, which has ceased production. For additional information, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

Taxes other than income taxes decreased 25 percent and 10 percent in the third quarter and nine-month period of 2012, respectively, mostly due to lower production taxes as a result of lower crude oil production volumes. Lower crude oil prices also contributed to the decrease in the third quarter of 2012.

Interest and debt expense for the third quarter and nine-month period of 2012 decreased 30 percent and 25 percent, respectively, primarily due to higher capitalized interest on projects and lower interest expense due to lower average debt levels.

See Note 21—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rate.

Summary Operating Statistics

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Average Net Production
Crude oil (MBD)*	578	593	612	659
Natural gas liquids (MBD)	155	148	159	145
Bitumen (MBD)	92	64	88	65
Natural gas (MMCFD)**	4,199	4,397	4,258	4,539

Total Production (MBOED)***	1,525	1,538	1,569	1,626

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)	$102.72	106.61	106.92	105.78
Natural gas liquids (per barrel)	40.39	55.61	46.02	54.97
Bitumen (per barrel)	56.86	58.14	56.23	59.69
Natural gas (per thousand cubic feet)	4.56	5.45	4.60	5.39

	Millions of Dollars
Exploration Expenses
General administrative; geological and geophysical; and lease rentals	$150	115	465	416
Leasehold impairment	63	40	627	122
Dry holes	6	111	76	168

	$219	266	1,168	706

    *Thousands of barrels per day.

  **Millions of cubic feet per day. Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.

***Thousands of barrels of oil equivalent per day.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At September 30, 2012, our operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, offshore Timor-Leste in the Timor Sea, Indonesia, China, Libya, Nigeria, Algeria, Qatar and Russia.

Total production averaged 1,525 MBOED in the third quarter of 2012, a decrease of 1 percent compared with the third quarter of 2011. Production for the nine-month period of 2012 averaged 1,569 MBOED, down 4 percent from the corresponding period of 2011. The decreases in both periods of 2012 were mostly due to normal field decline, the impact from dispositions and higher planned and unplanned downtime. These decreases were largely offset by additional production from major projects, mainly from shale plays in the Lower 48 and ramp-up of new phases at FCCL, the resumption of production in Libya following a period of civil unrest in 2011, and increased drilling programs. Reduced production in Bohai Bay, China also contributed to the decrease in the nine-month period of 2012.

Segment Results

Alaska

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Income From Continuing Operations (millions of dollars)	$535	502	1,706	1,558

Average Net Production
Crude oil (MBD)	157	187	185	197
Natural gas liquids (MBD)	10	12	15	15
Natural gas (MMCFD)	51	56	55	61

Total Production (MBOED)	176	208	209	222

Average Sales Prices
Crude oil (dollars per barrel)	$106.53	107.26	110.54	105.19
Natural gas (dollars per thousand cubic feet)	3.97	5.04	4.21	4.52

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids, natural gas and LNG. As of September 30, 2012, Alaska contributed 23 percent of our worldwide liquids production and 1 percent of our natural gas production.

Our Alaska operations reported earnings of $535 million in the third quarter of 2012, a 7 percent increase compared with the same period in 2011. Earnings for the nine-month period of 2012 were $1,706 million, a 9 percent increase compared with the same period in 2011. The improvement in earnings in the third quarter of 2012 was largely due to lower production taxes, and to a lesser extent, lower DD&A. These improvements were mostly due to lower crude oil production as a result of major planned turnaround activity in Prudhoe and the Western North Slope in the third quarter of 2012. The impact to earnings from lower crude oil production was more than offset by sales from inventory, which contributed approximately $120 million after-tax to third quarter 2012 earnings. Lower LNG sales volumes partly offset the increase in earnings in the third quarter of 2012. Earnings in the nine-month period of 2012 benefitted from higher crude oil and LNG prices, the absence of the $54 million after-tax impairment of our investment associated with the cancellation of the Denali gas pipeline project in the second quarter of 2011, and lower production taxes and DD&A. These increases were partially offset by lower crude oil production volumes and higher operating expenses.

Production averaged 176 MBOED in the third quarter of 2012, a decrease of 15 percent compared with the third quarter of 2011. Production for the nine-month period of 2012 was 209 MBOED, a 6 percent decrease compared with the corresponding period in 2011. The reductions in both periods of 2012 were mainly due to normal field decline and major planned turnaround activity during the third quarter of 2012, partly offset by lower unplanned downtime.

Lower 48 and Latin America

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Income From Continuing Operations (millions of dollars)	$182	334	556	996

Average Net Production
Crude oil (MBD)	124	95	119	89
Natural gas liquids (MBD)	87	79	85	72
Natural gas (MMCFD)	1,507	1,561	1,489	1,557

Total Production (MBOED)	462	434	452	421

Average Sales Prices
Crude oil (dollars per barrel)	$90.06	89.13	92.84	92.28
Natural gas liquids (dollars per barrel)	31.40	52.25	36.89	50.08
Natural gas (dollars per thousand cubic feet)	2.64	4.15	2.47	4.16

As of September 30, 2012, Lower 48 and Latin America contributed 24 percent of our worldwide liquids production and 35 percent of our natural gas production. The Lower 48 and Latin America segment primarily consists of operations located in the U.S. Lower 48 states. Also included in this segment is our 39 percent equity interest in Phoenix Park Gas Processors Limited, which processes natural gas in Trinidad and markets natural gas liquids in the Atlantic Basin, and the Wingate fractionation plant located in Gallup, New Mexico.

Lower 48 and Latin America operations reported earnings of $182 million in the third quarter of 2012, a 46 percent decrease compared with the same period in 2011. Earnings for the nine-month period of 2012 were $556 million, a 44 percent decrease compared with the same period in 2011. The decreases for both periods of 2012 were primarily the result of substantially lower natural gas and natural gas liquids prices and higher DD&A, partially offset by higher crude oil and natural gas liquids volumes. In addition, third quarter 2012 earnings benefitted from lower dry hole costs and the gain on disposition of our interest in Block 39 in Peru, partially offset by higher undeveloped leasehold impairments. For the nine-month period of 2012, lower gains from asset dispositions, higher operating expenses and lower natural gas volumes also contributed to the decrease in earnings.

Average production in the Lower 48 increased 6 percent in the third quarter and 7 percent in the nine-month period of 2012, while average liquids production increased 21 percent and 26 percent over the same respective periods. The increases in both periods of 2012 were mainly due to new production, primarily from the Eagle Ford, Bakken and Permian areas, and improved drilling and well performance, partially offset by normal field decline, and planned and unplanned downtime.

Peru Blocks 123 and 129

In October 2012, we announced our decision not to pursue further exploration activities in Peru Blocks 123 and 129. This decision to withdraw prior to the next exploration period is part of our strategic plan to optimize our portfolio of assets.

Canada

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Income (Loss) From Continuing Operations (millions of dollars)	$(31)	73	(674)	201

Average Net Production
Crude oil (MBD)	14	12	13	12
Natural gas liquids (MBD)	25	25	24	25
Bitumen (MBD)
Consolidated operations	12	11	11	10
Equity affiliates	80	53	77	55

Total bitumen	92	64	88	65
Natural gas (MMCFD)	874	929	867	940

Total Production (MBOED)	277	256	270	259

Average Sales Prices
Crude oil (dollars per barrel)	$77.19	85.02	78.44	85.72
Natural gas liquids (dollars per barrel)	45.31	58.90	49.43	57.82
Bitumen (dollars per barrel)
Consolidated operations	56.23	45.79	58.41	49.79
Equity affiliates	56.95	60.65	55.90	61.50
Total bitumen	56.86	58.14	56.23	59.69
Natural gas (dollars per thousand cubic feet)	2.05	3.56	1.88	3.63

Our Canadian operations comprise mainly natural gas fields in western Canada and oil sands projects in the Athabasca Region of northeastern Alberta. As of September 30, 2012, Canada contributed 15 percent of our worldwide liquids production and 20 percent of our natural gas production.

Canada operations reported losses of $31 million and $674 million in the third quarter and nine-month period of 2012, respectively, versus earnings of $73 million and $201 million in the corresponding periods of 2011. Earnings in the nine-month period of 2012 included the $520 million after-tax impairment of the Mackenzie Gas Project and associated undeveloped leaseholds. The decreases in both periods of 2012 also reflected lower prices, predominantly natural gas, and higher operating and DD&A expenses from our FCCL venture. These decreases were partly offset by higher bitumen volumes and lower DD&A.

Average production increased 8 percent in the third quarter of 2012 and 4 percent in the nine-month period of 2012. The increases in both periods were largely due to new production from Christina Lake Phases C and D in FCCL. Normal field decline and the impact of asset dispositions were largely offset by additional production from western Canada.

Europe

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Income From Continuing Operations (millions of dollars)	$132	266	1,190	1,265

Average Net Production
Crude oil (MBD)	117	150	137	167
Natural gas liquids (MBD)	5	9	8	11
Natural gas (MMCFD)	414	511	529	616

Total Production (MBOED)	191	245	233	281

Average Sales Prices
Crude oil (dollars per barrel)	$109.67	115.03	113.69	112.39
Natural gas liquids (dollars per barrel)	57.62	58.05	56.97	59.32
Natural gas (dollars per thousand cubic feet)	8.87	9.08	9.53	9.04

The Europe segment consists of operations principally located in the Norwegian and U.K. sectors of the North Sea, as well as exploration activities in Poland and Greenland. As of September 30, 2012, our Europe operations contributed 16 percent of our worldwide liquids production and 13 percent of our natural gas production.

Earnings for our Europe operations were $132 million in the third quarter of 2012, a 50 percent decrease compared with the same period in 2011. Earnings for the nine-month period of 2012 were $1,190 million, a 6 percent decrease compared with the same period in 2011. Earnings for both periods of 2012 were impacted by $170 million in additional income tax expense, as a result of legislation enacted in the United Kingdom in July 2012, which restricted corporate tax relief on decommissioning costs to 50 percent. The additional tax expense resulted from the revaluation of deferred tax balances. Earnings for both periods of 2011 included $234 million in additional income tax expense, as a result of U.K. tax legislation enacted in July 2011, which increased the U.K. corporate tax rate applicable to upstream activity. This additional tax expense consisted of $106 million for the revaluation of deferred tax liabilities; $75 million to reflect the higher tax rates from the effective date of the legislation, March 24, 2011, through June 30, 2011; and $53 million for the impact of the higher tax rates on third quarter 2011 earnings.

Excluding the impact from the U.K. tax increases, the decrease in earnings in both periods of 2012 was primarily the result of substantially lower volumes. Earnings in the third quarter of 2012 were also impacted by losses on foreign currency transactions and lower crude oil prices, partly offset by lower DD&A. Earnings for the nine-month period of 2012 also benefitted from the $285 million after-tax gain on sale of our interests in the Statfjord and Alba fields, lower DD&A and gains on foreign currency transactions, partly offset by the $30 million after-tax impairment of the non-producing Don Field in the United Kingdom, due to an increase in the asset retirement obligation.

Average production decreased 22 percent in the third quarter and 17 percent in the nine-month period of 2012. The decreases in both periods of 2012 were mostly due to field decline, dispositions and slightly higher unplanned downtime, partly offset by production from new wells in Norway. Third quarter 2012 production was also impacted by slightly higher planned downtime in the United Kingdom.

In December 2011, we entered into an agreement to sell our interests in the MacCulloch and Nicol fields in the United Kingdom. The sales of these interests are expected to close in the fourth quarter of 2012, subject to agreement on final terms.

Asia Pacific and Middle East

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011

Income From Continuing Operations (millions of dollars)	$683	482	3,231	2,330

Average Net Production
Crude oil (MBD)
Consolidated operations	75	81	63	108
Equity affiliates	14	15	15	16

Total crude oil	89	96	78	124

Natural gas liquids (MBD)
Consolidated operations	17	13	16	12
Equity affiliates	7	7	7	7

Total natural gas liquids	24	20	23	19

Natural gas (MMCFD)
Consolidated operations	709	700	664	705
Equity affiliates	449	479	482	503

Total natural gas	1,158	1,179	1,146	1,208

Total Production (MBOED)	306	312	293	344

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$105.12	112.44	110.19	109.70
Equity affiliates	101.75	107.95	107.86	107.41
Total crude oil	104.60	111.81	109.74	109.44
Natural gas liquids (dollars per barrel)
Consolidated operations	71.06	71.77	77.60	74.34
Equity affiliates	62.18	70.79	73.67	72.32
Total natural gas liquids	68.60	71.40	76.40	73.55
Natural gas (dollars per thousand cubic feet)
Consolidated operations	10.64	10.68	10.80	9.76
Equity affiliates	2.82	2.85	2.72	2.91
Total natural gas	7.62	7.51	7.41	6.91

The Asia Pacific and Middle East segment has producing operations in China, Indonesia, Australia, the Timor Sea and Qatar, as well as exploration activities in Malaysia, Bangladesh and Brunei. As of September 30, 2012, Asia Pacific and Middle East contributed 12 percent of our worldwide liquids production and 27 percent of our natural gas production.

Asia Pacific and Middle East operations reported earnings of $683 million in the third quarter of 2012, a 42 percent increase compared with the same period in 2011. Earnings for the nine-month period of 2012 were $3,231 million, a 39 percent increase compared with the same period in 2011. The increase in earnings in both periods of 2012 reflected a $133 million after-tax loss recognized in the third quarter of 2012 due to the further dilution of our equity interest in APLNG from 42.5 percent to 37.5 percent, which was more than offset by the absence of the $279 million after-tax loss on the initial dilution of our interest in APLNG from 50 percent to 42.5 percent in the third quarter of 2011. Also contributing to the improvement in third quarter 2012 earnings were gains on foreign currency transactions, lower dry hole costs, the absence of Bohai Bay expenses incurred in the third quarter of 2011, and lower taxes. These increases were partially offset by lower volumes, primarily as a result of our Vietnam disposition, and higher DD&A. Earnings in the nine-month period of 2012 also benefitted from the $931 million after-tax gain on sale of our Vietnam business, significantly higher LNG prices, lower DD&A, as well as a $72 million tax-related adjustment, largely offset by lower crude oil and LNG volumes and an $89 million after-tax charge related to the Bohai Bay settlement with the China State Oceanic Administration.

Production averaged 306 MBOED in the third quarter of 2012, a decrease of 2 percent compared with the third quarter of 2011. For the nine-month period of 2012, production averaged 293 MBOED, a decrease of 15 percent compared with the same period of 2011. The decrease in the third quarter of 2012 was largely due to the disposition of our Vietnam business, normal field decline and unplanned downtime in Qatar, partly offset by higher production in China. Production in the nine-month period of 2012 was also impacted by dispositions and decline, as well as lower production in China and higher planned downtime at our Bayu-Undan Field and Darwin LNG Facility.

APLNG

In July 2012, we sanctioned the development of the second 4.5-million-tonnes-per-year LNG production train for our APLNG coal seam gas to LNG project. LNG exports from the second train are expected to commence in early 2016 under binding sales agreements to China Petrochemical Corporation (Sinopec) and The Kansai Electric Power Co. Inc. Upon sanctioning of the second train in July and in conjunction with the LNG sales agreement, Sinopec subscribed to additional shares in APLNG, which increased its equity interest from 15 percent to 25 percent. As a result, on July 12, 2012, both our ownership interest and Origin Energy’s ownership interest diluted from 42.5 percent to 37.5 percent.

APLNG executed project financing agreements for an $8.5 billion project finance facility during the third quarter of 2012 and began drawing on the financing in October 2012. Our reduced ownership interest, coupled with Sinopec’s estimated $2.1 billion injection into APLNG associated with the dilution and APLNG’s successful placement of the $8.5 billion of project financing, will lower our future capital requirements to fund the project. We also plan to evaluate opportunities to further reduce our ownership interest in APLNG.

In connection with the execution of the project financing, we provided a completion guarantee for our pro-rata share of the project finance facility until the project achieves financial completion.

For additional information, see Note 3—Variable Interest Entities (VIEs), Note 6—Investments, Loans and Long-Term Receivables and Note 12—Guarantees, in the Notes to Consolidated Financial Statements.

China—Bohai Bay

At the end of the third quarter of 2012, Peng Lai’s net production was approximately 45 MBOED. We continue to seek approval for the revised overall development plan, while the environmental impact assessment was approved in October 2012. Oil offtake should remain fairly level for the remainder of 2012 under an approved interim operations resumption plan.

Other International

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Income (Loss) From Continuing Operations (millions of dollars)	$567	53	634	251

Average Net Production
Crude oil (MBD)
Consolidated operations	66	27	65	38
Equity affiliates	11	26	15	32

Total crude oil	77	53	80	70

Natural gas liquids (MBD)	4	3	4	3
Natural gas (MMCFD)	195	161	172	157

Total Production (MBOED)	113	83	112	99

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$107.68	114.84	111.76	111.07
Equity affiliates	90.02	102.19	98.75	102.13
Total crude oil	105.71	108.69	109.43	106.94
Natural gas liquids (dollars per barrel)	14.26	12.60	13.99	13.15
Natural gas (dollars per thousand cubic feet)	3.44	2.36	2.84	2.19

The Other International segment includes producing operations in Nigeria, Libya, Algeria and Russia, as well as exploration activities in Angola and the Caspian Sea. As of September 30, 2012, Other International contributed 10 percent of our worldwide liquids production and 4 percent of our natural gas production.

Other International operations reported earnings of $567 million in the third quarter of 2012, an increase of $514 million compared with the same period in 2011. Earnings for the nine-month period of 2012 were $634 million, an increase of $383 million compared with the same period in 2011. The increase in both periods of 2012 was primarily the result of the $443 million after-tax gain on disposition of our interest in NMNG. Higher earnings from Libya in both periods of 2012 also contributed to the increase, as a result of the resumption of production following a period of civil unrest in 2011. In addition, lower volumes in Russia in the nine-month period of 2012 were partly offset by lower taxes.

Average production increased 36 percent and 13 percent in the third quarter and nine-month period of 2012, respectively. The increases in both periods of 2012 were mostly due to the resumption of production in Libya, partly offset by field decline in Russia and the disposition of our interest in NMNG.

Nigeria Flooding

Our production operations in Nigeria are currently exposed to severe flooding, and, as a result, our fourth quarter drilling program has been interrupted and production may be impacted. We hold a 20 percent interest in the affected Oil Mining Leases and Kwale Gas Plant. For the first nine months of 2012, our net production from Nigeria averaged 43 MBOED. Future impacts are unknown at this time.

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

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Income (Loss) From Continuing Operations
Net interest	$(214)	(174)	(503)	(538)
Corporate general and administrative expenses	(128)	(33)	(246)	(137)
Technology	46	44	6	43
Separation costs	(7)	—	(80)	—
Other	46	(52)	(13)	(96)

	$(257)	(215)	(836)	(728)

Net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest increased 23 percent in the third quarter of 2012 and decreased 7 percent in the first nine months of 2012. The increase in the third quarter of 2012 was primarily due to a $68 million after-tax premium on early debt retirement, partly offset by higher capitalized interest on projects and lower interest expense due to lower debt levels. In the nine-month period of 2012, higher capitalized interest on projects and lower interest expense more than offset the premium on early debt retirement and lower interest income.

Corporate general and administrative expenses increased $95 million and $109 million in the third quarter and nine-month period of 2012, mostly due to $82 million after-tax of pension settlement expense. Higher costs related to compensation and benefit plans and corporate contributions also contributed to the increase in the nine-month period of 2012.

Technology includes our investment in new technologies or businesses, net of licensing revenues. Activities are focused on heavy oil and oil sands, unconventional reservoirs, subsurface technology, liquefied natural gas, arctic and deepwater, as well as sustainability technology. Technology earnings decreased by 86 percent in the nine-month period of 2012, mostly as a result of lower licensing revenues.

Separation costs consist of expenses related to the separation of our downstream businesses into a stand-alone, publicly traded company, Phillips 66. Expenses incurred in the third quarter and the nine-month period of 2012 primarily included costs related to compensation and benefit plans.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, and other costs not directly associated with an operating segment.

“Other” expenses improved $98 million in the third quarter and $83 million in the nine-month period of 2012. Both periods in 2012 mainly benefitted from foreign currency transaction gains, in addition to a $39 million after-tax settlement. In addition, the nine-month period of 2012 benefitted from the absence of various tax-related adjustments in 2011, which was partly offset by higher environmental expenses.

Our Corporate and Other net costs are estimated to be $1.1 billion after-tax for the full-year 2012.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars
	September 30 2012	December 31 2011

Short-term debt	$2,335	1,013
Total debt	21,117	22,623
Total equity*	47,877	65,749
Percent of total debt to capital**	31%	26
Percent of floating-rate debt to total debt***	11%	10

*	Certain amounts have been restated to reflect a prior period adjustment. See Note 16—Accumulated Other Comprehensive Income, in the Notes to Consolidated Financial Statements.

** Capital includes total debt and total equity.

*** Includes effect of interest rate swaps.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Cash generated from continuing operating activities is the primary source of funding. In addition, during the first nine months of 2012, we received $2,088 million in proceeds from asset sales and $7,818 million from a special cash distribution from Phillips 66, primarily using the proceeds from the $5.8 billion in Senior Notes issued by Phillips 66 in March 2012, as well as a portion of the approximately $3.6 billion in cash transferred to Phillips 66 at separation, consisting of funds received from the $2.0 billion term loan which Phillips 66 entered into immediately prior to the separation, and approximately $1.6 billion of cash held by Phillips 66 subsidiaries. The proceeds from the special cash distribution may be used solely to pay dividends, repurchase common stock, repay debt, or a combination of the foregoing, in each case within twelve months following the distribution. At September 30, 2012, the remaining balance of this cash distribution was $2,468 million and was included in the “Restricted cash” line on our consolidated balance sheet.

During the first nine months of 2012, available cash and restricted cash was used to support our ongoing capital expenditures and investments program, repurchase common stock, pay dividends and repay debt. Total dividends paid on our common stock during the first nine months of 2012 were $2,469 million. During the first nine months of 2012, cash and cash equivalents decreased by $4,512 million to $1,268 million.

In addition to cash flows from operating activities and proceeds from asset sales, we rely on our commercial paper and credit facility programs, and our shelf registration statement to support our short- and long-term liquidity requirements. We believe current cash balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Sources of Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, dividend payments, required debt payments and the funding requirements to FCCL Partnership.

Significant Sources of Capital

Operating Activities

Cash provided by continuing operating activities was $9,846 million for the first nine months of 2012, compared with $11,396 million for the corresponding period of 2011, a 14 percent decrease. The decrease was primarily caused by lower volumes, primarily due to dispositions, and lower natural gas and natural gas liquids prices.

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

Asset Sales

Proceeds from asset sales during the first nine months of 2012 were $2,088 million, primarily from the sale of our Vietnam business, the sale of our equity interest in NMNG and the sale of our interest in the Statfjord and Alba fields in the North Sea. This compares with proceeds of $1,954 million in the first nine months of 2011, which mainly included the sale of our remaining interest in LUKOIL and certain properties located in the Lower 48. We plan to raise up to an additional $8 billion from asset sales by the end of 2013.

Commercial Paper and Credit Facilities

At September 30, 2012, we had a revolving credit facility totaling $7.5 billion expiring in August 2016. Our revolving credit facility may be used as direct bank borrowings, as support for issuances of letters of credit totaling up to $750 million, or as support for our commercial paper programs. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or by any of its consolidated subsidiaries.

Credit facility borrowings may bear interest at a margin above rates offered by certain designated banks in the London interbank market or at a margin above the overnight federal funds rate or prime rates offered by certain designated banks in the United States. The agreement calls for commitment fees on available but unused amounts. The agreement also contains early termination rights if our current directors or their approved successors cease to be a majority of the Board of Directors.

Our primary funding source for short-term working capital needs is the ConocoPhillips $6.35 billion commercial paper program. Commercial paper maturities are generally limited to 90 days. We also have the ConocoPhillips Qatar Funding Ltd. $1.15 billion commercial paper program, which is used to fund commitments relating to the QG3 Project. At September 30, 2012, and December 31, 2011, we had no direct borrowings under the revolving credit facilities, with no letters of credit issued at September 30, 2012, and $40 million at December 31, 2011. In addition, under the two ConocoPhillips commercial paper programs, $1,540 million of commercial paper was outstanding at September 30, 2012, compared with $1,128 million at December 31, 2011. Since we had $1,540 million of commercial paper outstanding and had issued no letters of credit, we had access to $6.0 billion in borrowing capacity under our revolving credit facilities at September 30, 2012.

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

Our debt balance at September 30, 2012, was $21.1 billion, a decrease of $1.5 billion from the balance at December 31, 2011. During the first nine months of 2012, we repaid bonds totaling $1.5 billion. We incurred a before-tax loss on the redemption of $79 million, consisting of a make-whole premium and unamortized issuance costs. In October 2012, we repaid $897 million of 4.75% notes upon maturity.

We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL. Quarterly principal and interest payments of $237 million began in the second quarter of 2007, and will continue until the balance is paid. Of the principal obligation amount, approximately $763 million was short-term and was included in the “Accounts payable—related parties” line on our September 30, 2012, consolidated balance sheet. The principal portion of these payments, which totaled $546 million in the first nine months of 2012, is included in the “Other” line in the financing activities section on our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.

In July 2012, we announced a dividend of 66 cents per share. The dividend was paid September 4, 2012, to stockholders of record at the close of business on July 23, 2012. Additionally, in October 2012, we announced a dividend of 66 cents per share. The dividend will be paid December 3, 2012, to stockholders of record at the close of business on October 15, 2012.

On December 2, 2011, our Board of Directors authorized the purchase of up to an additional $10 billion of our common stock over the subsequent two years. Since our share repurchase programs began in 2010, share repurchases totaled 300 million shares at a cost of $20.1 billion through September 30, 2012. Future share repurchases will be made opportunistically, contingent upon commodity prices and proceeds from asset dispositions.

Capital Spending

Capital Expenditures and Investments

	Millions of Dollars
	Nine Months Ended September 30
	2012	2011

Alaska	$596	585
Lower 48 and Latin America	3,894	2,782
Canada	1,550	1,159
Europe	2,095	1,540
Asia Pacific and Middle East	2,053	1,763
Other International	1,016	801
LUKOIL	—	—
Corporate and Other	133	117

	$11,337	8,747

United States	$4,621	3,483
International	6,716	5,264

	$11,337	8,747

During the first nine months of 2012, capital expenditures and investments supported key exploration and development programs, primarily:

•	Oil and natural gas exploration and development activities in the Lower 48, including the Eagle Ford and Bakken shale plays, and the Permian Basin.
•	Exploration leases and wells in deepwater Gulf of Mexico.
•	Oil sands development and ongoing liquids-focused plays in Canada.
•	Further development of coalbed methane projects associated with the APLNG joint venture in Australia.
•	Continued development of new fields offshore Malaysia and ongoing exploration and development activity offshore Indonesia and Australia.
•	In Europe, development activities in the Ekofisk, Jasmine and Clair Ridge areas, as well as investment in a joint venture in Poland.
•	The Kashagan Field in the Caspian Sea.
•	Leasehold acquisitions in Angola.

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

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2011, we reported we had been notified of potential liability under CERCLA and comparable state laws at 74 sites around the United States. As of September 30, 2012, we had resolved 2 sites and transferred 61 sites to Phillips 66, bringing the number of unresolved sites with potential liability to 11.

At September 30, 2012, our balance sheet included a total environmental accrual of $380 million, compared with $922 million at December 31, 2011. A significant portion of our environmental contingencies at December 31, 2011, was transferred to Phillips 66. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

Climate Change

There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, to the extent enacted, could have a material impact on our results of operations and financial condition. Examples of legislation and precursors for possible regulation that do or could affect our operations include the EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)) and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, that trigger regulation of GHGs under the Clean Air Act, may trigger more climate-based claims for damages, and may result in longer agency review time for development projects.

For other examples of legislation or precursors for possible regulation and factors on which the ultimate impact on our financial performance will depend, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 66 and 67 of our 2011 Annual Report on Form 10-K.

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

Information about market risks for the nine months ended September 30, 2012, does not differ materially from that discussed under Item 7A in our 2011 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2012, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President, Finance and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2012.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the third quarter of 2012 and any material developments with respect to matters previously reported in ConocoPhillips’ 2011 Annual Report on Form 10-K. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings was decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission (SEC) regulations.

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

New Matters

On September 19, 2012, the Bay Area Air Quality Management District (District) issued a $213,500 demand to settle fourteen Notices of Violation (NOVs) issued in 2009 and 2010 with respect to alleged violations of regulatory and/or permit requirements at the Phillips 66 Rodeo Refinery. Phillips 66 is working with the District to resolve this matter.

On October 15, 2012, the District issued a $313,000 demand to settle thirteen NOVs issued in 2010 and 2011 with respect to alleged violations of regulatory and/or permit requirements at the Phillips 66 Rodeo Refinery. Phillips 66 is working with the District to resolve this matter.

Matters Previously Reported

Phillips 66 was one of several companies who entered Administrative Settlement Agreements (ASAs) with the U.S. Environmental Protection Agency (EPA) to settle allegations it had used invalid Renewable Identification Numbers (RINs) for its 2010 and 2011 fuel program compliance. Under this Agreement, Phillips 66 will pay a maximum of $350,000 in penalties for the use of invalid RINs. Payments are made upon demand from the EPA. To date, $250,000 has been paid and it is anticipated the EPA will demand the final $100,000 in 2013.

Phillips 66 has settled an allegation that it did not immediately notify the EPA of certain releases in 2010 and 2011 at the Phillips 66 Wood River Refinery. The facility will be paying a fine of $25,224 and perform on-site supplemental environmental projects valued at $125,000.

Item 1A.	RISK FACTORS

You should carefully consider the following risk factor, in addition to the risk factors disclosed in Item 1A of our 2011 Annual Report on Form 10-K.

Our operations present hazards and risks that require significant and continuous oversight.

Our technologies, systems and networks may be subject to cybersecurity breaches. Although we have experienced occasional, actual or attempted breaches of our cybersecurity, none of these breaches has had a material effect on our business, operations or reputation. If our systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by having our business systems compromised, our proprietary information altered, lost or stolen, or our business operations disrupted.

There have been no other material changes from the risk factors disclosed in Item 1A of our 2011 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2012	2,749,572	$54.58	2,747,541	$4,901
August 1-31, 2012	7,179	56.45	—	4,901
September 1-30, 2012	8,733	57.49	—	4,901

Total	2,765,484	$54.59	2,747,541

*	Includes the repurchase of common shares from Company employees in connection with the Company’s broad-based employee incentive plans.
**	On December 2, 2011, we announced a share repurchase program for up to $10 billion of common stock over the next two years. Acquisitions for the share repurchase program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares.

Item 6.	EXHIBITS

10.1*	Amendment and Restatement of the ConocoPhillips Key Employee Change in Control Severance Plan.

10.2*	First Amendment to the Defined Contribution Make-Up Plan of ConocoPhillips – Title II.

10.3*	ConocoPhillips Clawback Policy.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Glenda M. Schwarz
Glenda M. Schwarz
Vice President and Controller
(Chief Accounting and Duly Authorized Officer)

October 30, 2012