Form 10-Q
period 2013-03-31
CONOCOPHILLIPS
filed 2013-04-30
CIK 1163165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The registrant had 1,222,661,180 shares of common stock, $.01 par value, outstanding at March 31, 2013.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Revenues and Other Income
Sales and other operating revenues	$14,166	14,593
Equity in earnings of affiliates	362	490
Gain on dispositions	58	940
Other income	65	60

Total Revenues and Other Income	14,651	16,083

Costs and Expenses
Purchased commodities	5,834	6,078
Production and operating expenses	1,687	1,559
Selling, general and administrative expenses	165	326
Exploration expenses	277	675
Depreciation, depletion and amortization	1,807	1,571
Impairments	2	214
Taxes other than income taxes	892	1,095
Accretion on discounted liabilities	106	105
Interest and debt expense	130	190
Foreign currency transaction (gains) losses	(36)	5

Total Costs and Expenses	10,864	11,818

Income from continuing operations before income taxes	3,787	4,265
Provision for income taxes	1,763	2,086

Income From Continuing Operations	2,024	2,179
Income from discontinued operations*	129	776

Net income	2,153	2,955
Less: net income attributable to noncontrolling interests	(14)	(18)

Net Income Attributable to ConocoPhillips	$2,139	2,937

Amounts Attributable to ConocoPhillips Common Shareholders:
Income from continuing operations	$2,010	2,163
Income from discontinued operations	129	774

Net Income	$2,139	2,937

Net Income Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic
Continuing operations	$1.64	1.69
Discontinued operations	0.10	0.60

Net Income Attributable to ConocoPhillips Per Share of Common Stock	$1.74	2.29

Diluted
Continuing operations	$1.63	1.67
Discontinued operations	0.10	0.60

Net Income Attributable to ConocoPhillips Per Share of Common Stock	$1.73	2.27

Dividends Paid Per Share of Common Stock (dollars)	$0.66	0.66

Average Common Shares Outstanding (in thousands)
Basic	1,229,232	1,283,493
Diluted	1,235,907	1,293,104

*Net of provision for income taxes on discontinued operations of:	$(9)	434

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Net Income	$2,153	2,955
Other comprehensive income (loss)
Defined benefit plans
Prior service cost arising during the period	-	-
Reclassification adjustment for amortization of prior service credit included in net income	(1)	(1)

Net change	(1)	(1)

Net actuarial loss arising during the period	-	-
Reclassification adjustment for amortization of net actuarial losses included in net income	57	78

Net change	57	78
Nonsponsored plans*	1	3
Income taxes on defined benefit plans	(22)	(29)

Defined benefit plans, net of tax	35	51

Foreign currency translation adjustments	(644)	852
Reclassification adjustment for gain (loss) included in net income	(4)	1
Income taxes on foreign currency translation adjustments	4	(19)

Foreign currency translation adjustments, net of tax	(644)	834

Hedging activities	-	1
Income taxes on hedging activities	-	-

Hedging activities, net of tax	-	1

Other Comprehensive Income (Loss), Net of Tax	(609)	886

Comprehensive Income	1,544	3,841
Less: comprehensive income attributable to noncontrolling interests	(14)	(18)

Comprehensive Income Attributable to ConocoPhillips	$1,530	3,823

  *Plans for which ConocoPhillips is not the primary obligor—primarily those administered by equity affiliates.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	March 31 2013	December 31 2012
Assets
Cash and cash equivalents	$5,422	3,618
Short-term investments*	23	-
Restricted cash	-	748
Accounts and notes receivable (net of allowance of $10 million in 2013 and $10 million in 2012)	8,703	8,929
Accounts and notes receivable—related parties	195	253
Inventories	1,133	965
Prepaid expenses and other current assets	8,759	9,476

Total Current Assets	24,235	23,989
Investments and long-term receivables	23,315	23,489
Loans and advances—related parties	1,455	1,517
Net properties, plants and equipment (net of accumulated depreciation, depletion and amortization of $59,518 million in 2013 and $58,916 million in 2012)	67,890	67,263
Other assets	885	886

Total Assets	$117,780	117,144

Liabilities
Accounts payable	$9,554	9,154
Accounts payable—related parties	867	859
Short-term debt	1,351	955
Accrued income and other taxes	3,658	3,366
Employee benefit obligations	432	742
Other accruals	2,453	2,367

Total Current Liabilities	18,315	17,443
Long-term debt	20,319	20,770
Asset retirement obligations and accrued environmental costs	8,650	8,947
Joint venture acquisition obligation—related party	2,610	2,810
Deferred income taxes	13,607	13,185
Employee benefit obligations	3,271	3,346
Other liabilities and deferred credits	1,768	2,216

Total Liabilities	68,540	68,717

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2013—1,764,891,853 shares; 2012—1,762,247,949 shares)
Par value	18	18
Capital in excess of par	45,425	45,324
Treasury stock (at cost: 2013—542,230,673 shares; 2012—542,230,673 shares)	(36,780)	(36,780)
Accumulated other comprehensive income	3,478	4,087
Retained earnings	36,662	35,338

Total Common Stockholders’ Equity	48,803	47,987
Noncontrolling interests	437	440

Total Equity	49,240	48,427

Total Liabilities and Equity	$117,780	117,144

*Marketable securities.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Cash Flows From Operating Activities
Net income	$2,153	2,955
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,807	1,571
Impairments	2	214
Dry hole costs and leasehold impairments	36	518
Accretion on discounted liabilities	106	105
Deferred taxes	241	131
Undistributed equity earnings	(29)	(77)
Gain on dispositions	(58)	(940)
Income from discontinued operations	(129)	(776)
Other	(503)	173
Working capital adjustments
Decrease in accounts and notes receivable	249	166
Decrease (increase) in inventories	(177)	83
Decrease (increase) in prepaid expenses and other current assets	(131)	79
Increase (decrease) in accounts payable	528	(55)
Increase (decrease) in taxes and other accruals	513	(77)

Net cash provided by continuing operating activities	4,608	4,070
Net cash provided by discontinued operations	122	112

Net Cash Provided by Operating Activities	4,730	4,182

Cash Flows From Investing Activities
Capital expenditures and investments	(3,391)	(3,818)
Proceeds from asset dispositions	1,134	1,102
Net sales (purchases) of short-term investments	(23)	92
Collection of advances/loans—related parties	57	38
Other	(21)	7

Net cash used in continuing investing activities	(2,244)	(2,579)
Net cash used in discontinued operations	(189)	(431)

Net Cash Used in Investing Activities	(2,433)	(3,010)

Cash Flows From Financing Activities
Repayment of debt	(48)	(47)
Change in restricted cash	748	-
Issuance of company common stock	(10)	36
Repurchase of company common stock	-	(1,899)
Dividends paid	(815)	(843)
Other	(205)	(199)

Net cash used in continuing financing activities	(330)	(2,952)
Net cash used in discontinued operations	-	(318)

Net Cash Used in Financing Activities	(330)	(3,270)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(163)	25

Net Change in Cash and Cash Equivalents	1,804	(2,073)
Cash and cash equivalents at beginning of period	3,618	5,780

Cash and Cash Equivalents at End of Period	$5,422	3,707

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

Note 1—Basis of Presentation

The interim-period financial information presented in the financial statements included in this report is unaudited and, in the opinion of management, includes all known accruals and adjustments necessary for a fair presentation of the consolidated financial position of ConocoPhillips and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature unless otherwise disclosed. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.

As a result of our separation of Phillips 66 on April 30, 2012, the results of operations for our former refining, marketing and transportation businesses; most of our former Midstream segment; our former Chemicals segment; and our power generation and certain technology operations included in our former Emerging Businesses segment (collectively, our “Downstream business”), have been classified as discontinued operations for the period ended March 31, 2012. In addition, the results of operations for our interest in the North Caspian Sea Production Sharing Agreement (Kashagan) and our Algerian and Nigerian businesses have been classified as discontinued operations for all periods presented. See Note 3—Discontinued Operations, for additional information. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

Note 2—Change in Accounting Principles

Effective January 1, 2013, we early adopted, on a prospective basis, Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment (CTA) upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This ASU resolves the diversity in practice about whether FASB Accounting Standards Codification (ASC) Subtopic 810-10, “Consolidation—Overall,” or Subtopic 830-30, “Foreign Currency Matters—Translation of Financial Statements,” applies to the release of the CTA into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. This ASU clarifies that ASC Subtopic 830-30 applies to sales within a foreign entity and thus the CTA should not be released into net income unless those sales represent the complete or substantially complete liquidation of the reporting parent’s investment in the broader foreign entity. This ASU also requires the release of all the related CTA into net income upon gaining control in a step acquisition of an equity method investment that is considered to be a standalone foreign entity, and a pro rata release of the related CTA into net income upon a partial sale of an interest in an equity method investment that is considered to be a standalone foreign entity.

Note 3—Discontinued Operations

Separation of Downstream Business

On April 30, 2012, the separation of our Downstream business was completed, creating two independent energy companies: ConocoPhillips and Phillips 66. In connection with the separation, Phillips 66 distributed approximately $7.8 billion to us in a special cash distribution. The principal funds from the special cash distribution were designated solely to pay dividends, repurchase common stock, repay debt, or a combination of the foregoing, within twelve months following the distribution. The cash was included in the “Restricted cash” line on our consolidated balance sheet. No balance remained from the cash distribution as of March 31, 2013. We also entered into several agreements with Phillips 66 in order to effect the separation and govern our relationship with Phillips 66.

Sales and other operating revenues and income from discontinued operations related to Phillips 66 for the three-month period ended March 31, 2012, were as follows:

Millions of Dollars

Sales and other operating revenues from discontinued operations	$45,498

Income from discontinued operations before-tax	$1,008
Income tax expense	294

Income from discontinued operations	$714

Income from discontinued operations after-tax includes transaction, information systems and other costs incurred to effect the separation of $44 million for the three-month period ended March 31, 2012. No separation costs were incurred during the first three months of 2013.

Prior to the separation, commodity sales to Phillips 66 were $4,054 million and commodity purchases from Phillips 66 were $160 million for the three-month period ended March 31, 2012. Prior to May 1, 2012, commodity sales and related costs were eliminated in consolidation between ConocoPhillips and Phillips 66. Beginning May 1, 2012, these revenues and costs represent third-party transactions with Phillips 66.

Other Discontinued Operations

As part of our ongoing strategic asset disposition program, we agreed to sell our interest in the North Caspian Sea Production Sharing Agreement (Kashagan) and our Algerian and Nigerian businesses (collectively, the “Disposition Group”). The Disposition Group was previously part of the Other International operating segment.

On November 26, 2012, we notified government authorities in Kazakhstan and co-ventures of our intent to sell the Company’s 8.4 percent interest in Kashagan to ONGC Videsh Limited. Expected proceeds are approximately $5.0 billion, which represents the purchase price plus expected working capital and customary adjustments at closing. The transaction is expected to close in 2013. We recorded pre-tax impairments of $606 million and $43 million in the fourth quarter of 2012 and first quarter of 2013, respectively. At March 31, 2013, the carrying value of the net assets related to our interest in Kashagan was $5.1 billion, net of impairments.

On December 18, 2012, we entered into an agreement with Pertamina to sell our wholly owned subsidiary, ConocoPhillips Algeria Ltd., for a total of $1.75 billion plus customary adjustments. The transaction is anticipated to close in 2013. We received a deposit of $175 million in December 2012. The deposit is refundable in the event our co-venturer exercises its preemptive rights, which have been waived, or government approval is not received. At March 31, 2013, the net carrying value of our Algerian assets was $698 million.

On December 20, 2012, we entered into agreements with affiliates of Oando PLC to sell our Nigerian business unit for a total of $1.79 billion plus customary adjustments. The transaction is anticipated to close in 2013, following appropriate consultations with stakeholders. We received a deposit of $435 million in December 2012. The deposit is only refundable in the event of default by us. At March 31, 2013, the net carrying value of our Nigerian assets was $317 million.

At March 31, 2013, the Disposition Group met the criteria to be classified as held for sale. Accordingly, we classified $22 million of loans and advances to related parties in the “Accounts and notes receivable—related parties” line and $7,058 million of noncurrent assets in the “Prepaid expenses and other current assets” line of our consolidated balance sheet. In addition, we classified $777 million of noncurrent liabilities in the “Accrued income and other taxes” line and $133 million of asset retirement obligations in the “Other accruals” line of our consolidated balance sheet. The carrying amounts of the major classes of assets and liabilities associated with the Disposition Group were as follows:

	Millions of Dollars
	March 31 2013	December 31 2012

Assets
Accounts and notes receivable	$302	268
Accounts and notes receivable—related parties	2	1
Inventories	48	44
Prepaid expenses and other current assets	154	220

Total current assets of discontinued operations	506	533
Investments and long-term receivables	281	272
Loans and advances—related parties	22	29
Net properties, plants and equipment	6,775	6,629
Other assets	2	4

Total assets of discontinued operations	$7,586	7,467

Liabilities
Accounts payable	$437	471
Accrued income and other taxes	154	125

Total current liabilities of discontinued operations	591	596
Asset retirement obligations and accrued environmental costs	133	131
Deferred income taxes	777	759

Total liabilities of discontinued operations	$1,501	1,486

Sales and other operating revenues and income from discontinued operations related to the Disposition Group were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Sales and other operating revenues from discontinued operations	$329	391

Income from discontinued operations before-tax	$120	202
Income tax expense (benefit)	(9)	140

Income from discontinued operations	$129	62

Note 4—Variable Interest Entities (VIEs)

We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on our significant VIEs follows:

Freeport LNG Development, L.P. (Freeport LNG)

We have an agreement with Freeport LNG to participate in a liquefied natural gas (LNG) receiving terminal in Quintana, Texas. We have no ownership in Freeport LNG; however, we own a 50 percent interest in Freeport LNG GP, Inc. (Freeport GP), which serves as the general partner managing the venture. We entered into a credit agreement with Freeport LNG, whereby we agreed to provide loan financing for the construction of the terminal. We also entered into a long-term agreement with Freeport LNG to use 0.9 billion cubic feet per day of regasification capacity, which expires in 2033. The terminal became operational in June 2008, and we began making payments under the terminal use agreement. At March 31, 2013, the prepaid balance of the terminal use agreement was $244 million, which is primarily reflected in the “Other assets” line on our consolidated balance sheet. Freeport LNG began making loan repayments in September 2008, and the loan balance outstanding was $551 million at March 31, 2013, and $565 million at December 31, 2012.

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

As of March 31, 2013, we have not provided, nor do we expect to provide in the future, any financial support to APLNG other than amounts previously contractually required. In addition, unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of APLNG. See Note 7—Investments, Loans and Long-Term Receivables, and Note 13—Guarantees, for additional information.

Note 5—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2013	December 31 2012

Crude oil and petroleum products	$396	244
Materials, supplies and other	737	721

	$1,133	965

Inventories valued on the last-in, first-out (LIFO) basis totaled $293 million and $147 million at March 31, 2013, and December 31, 2012, respectively. The estimated excess of current replacement cost over LIFO cost of inventories was approximately $200 million at both March 31, 2013, and December 31, 2012.

Note 6—Assets Held for Sale or Sold

Our interest in Kashagan and the Algerian and Nigerian business units were considered held for sale at March 31, 2013. These assets are classified as discontinued operations. See Note 3—Discontinued Operations, for additional information.

In March 2013, we sold the majority of our properties in the Cedar Creek Anticline for $989 million and recognized a before-tax loss on disposition of $62 million, which was included in the “Gain on dispositions” line on our consolidated income statement. At the time of the disposition, the carrying value of our interest, which was included in the Lower 48 and Latin America segment, was $1,051 million, which included $1,079 million of properties, plants and equipment (PP&E) and $28 million of asset retirement obligations.

Note 7—Investments, Loans and Long-Term Receivables

APLNG

In the fourth quarter of 2012, APLNG satisfied all conditions precedent to drawdown from the $8.5 billion project finance facility. The facility is comprised of financing agreements executed by APLNG with the Export-Import Bank of the United States for approximately $2.9 billion, the Export-Import Bank of China for approximately $2.7 billion, and a syndicate of Australian and international commercial banks for approximately $2.9 billion. In connection with the execution of the project financing, we provided a completion guarantee for our pro-rata share of the project finance facility until the project achieves financial completion. See Note 13—Guarantees, for additional information.

APLNG is considered a VIE, as it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. See Note 4—Variable Interest Entities (VIEs), for additional information.

At March 31, 2013, the book value of our equity method investment in APLNG was $10,402 million, which included $2,595 million of cumulative translation effects due to strengthening of the Australian dollar relative to the U.S. dollar over time, and is included in the “Investments and long-term receivables” line on our consolidated balance sheet.

Loans and Long-Term Receivables

As part of our normal ongoing business operations and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. Significant loans to affiliated companies at March 31, 2013, included the following:

—	$551 million in loan financing to Freeport LNG.
—	$1,050 million in project financing to Qatar Liquefied Gas Company Limited (3) (QG3).

The long-term portion of these loans is included in the “Loans and advances—related parties” line on our consolidated balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.”

Note 8—Suspended Wells

The capitalized cost of suspended wells at March 31, 2013, was $1,239 million, an increase of $201 million from $1,038 million at year-end 2012. No suspended wells were charged to dry hole expense during the first three months of 2013 relating to exploratory well costs capitalized for a period greater than one year as of December 31, 2012.

Note 9—Impairments

During the three-month periods of 2013 and 2012, we recognized the following before-tax impairment charges:

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Canada	$-	213
Europe	-	1
Asia Pacific and Middle East	2	-

	$2	214

The first quarter of 2012 included a $213 million property impairment in our Canada segment for the carrying value of capitalized project development costs associated with our Mackenzie Gas Project. Advancement of the project was suspended indefinitely in the first quarter of 2012 due to a continued decline in market conditions and the lack of acceptable commercial terms. We also recorded a $481 million impairment for the undeveloped leasehold costs associated with the project, which was included in the “Exploration expenses” line on our consolidated income statement.

Note 10—Debt

We have two commercial paper programs supported by our $7.5 billion revolving credit facility: the ConocoPhillips $6.35 billion program, primarily a funding source for short-term working capital needs, and the ConocoPhillips Qatar Funding Ltd. $1.15 billion commercial paper program, which is used to fund commitments relating to QG3. Commercial paper maturities are generally limited to 90 days.

At March 31, 2013 and December 31, 2012, we had no direct outstanding borrowings or letters of credit issued under our revolving credit facilities. In addition, under the ConocoPhillips Qatar Funding Ltd. commercial paper program, there was $1,008 million of commercial paper outstanding at March 31, 2013, compared with $1,055 million at December 31, 2012. Since we had $1,008 million of commercial paper outstanding and had issued no letters of credit, we had access to $6.5 billion in borrowing capacity under our revolving credit facilities at March 31, 2013.

At March 31, 2013, we classified $920 million of short-term debt as long-term debt, based on our ability and intent to refinance the obligation on a long-term basis under our revolving credit facilities.

In April 2013, we repaid the following debt instruments at maturity:

—	The $100 million 7.625% Debentures due 2013.
—	The $750 million 5.50% Notes due 2013.

Note 11—Joint Venture Acquisition Obligation

We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL Partnership. Quarterly principal and interest payments of $237 million began in the second quarter of 2007, and will continue until the balance is paid. Of the principal obligation amount, approximately $782 million was short-term and was included in the “Accounts payable—related parties” line on our March 31, 2013, consolidated balance sheet. The principal portion of these payments, which totaled $189 million in the first three months of 2013, is included in the “Other” line in the financing activities section on our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.

Note 12—Noncontrolling Interests

Activity attributable to common stockholders’ equity and noncontrolling interests for the first three months of 2013 and 2012 was as follows:

	Millions of Dollars
	2013			2012
	Common Stockholders’ Equity	Non- Controlling Interest	Total Equity	Common Stockholders’ Equity	Non- Controlling Interest	Total Equity

Balance at January 1	$47,987	440	48,427	65,239	510	65,749
Net income	2,139	14	2,153	2,937	18	2,955
Dividends	(815)	-	(815)	(843)	-	(843)
Repurchase of company common stock	-	-	-	(1,899)	-	(1,899)
Distributions to noncontrolling interests	-	(17)	(17)	-	(19)	(19)
Other changes, net*	(508)	-	(508)	1,115	-	1,115

Balance at March 31	$48,803	437	49,240	66,549	509	67,058

* Includes components of other comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 13—Guarantees

At March 31, 2013, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

APLNG Guarantees

At March 31, 2013, we have outstanding multiple guarantees in connection with our 37.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing March 2013 exchange rates:

—

We have guaranteed APLNG’s performance with regard to a construction contract executed in connection with APLNG’s issuance of the Train 1 and Train 2 Notices to Proceed. We estimate the remaining term of this guarantee is 4 years. Our maximum potential amount of future payments related to this guarantee is approximately $110 million and would become payable if APLNG cancels the applicable construction contract and does not perform with respect to the amounts owed to the contractor.

—

We have issued a construction completion guarantee related to the third-party project financing secured by APLNG. Our maximum potential amount of future payments under the guarantee is estimated to be $3.2 billion, which could be payable if the full debt financing capacity is utilized and completion of the project is not achieved. Our guarantee of the project financing will be released upon meeting certain completion milestones, which we estimate would occur beginning in 2016. Our maximum exposure at March 31, 2013, is $1.7 billion based upon our pro-rata share of the facility used at that date. At March 31, 2013, the carrying value of this guarantee is approximately $114 million.

—

In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy in October 2008, we agreed to guarantee an existing obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of 4 to 19 years. Our maximum potential amount of future payments, or cost of volume delivery, under these guarantees is estimated to be $1.0 billion ($2.4 billion in the event of intentional or reckless breach), and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.

—

We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of up to 33 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $180 million and would become payable if APLNG does not perform.

Other Guarantees

We have other guarantees with maximum future potential payment amounts totaling approximately $280 million, which consist primarily of guarantees of the residual value of leased corporate aircraft, guarantees to fund the short-term cash liquidity deficit of two joint ventures, a guarantee for our portion of a joint venture’s debt obligations and a guarantee of minimum charter revenue for an LNG vessel. These guarantees have remaining terms of up to 11 years or the life of the venture and would become payable, if upon sale, certain asset values are lower than guaranteed amounts, business conditions decline at guaranteed entities or as a result of non-performance of contractual terms by guaranteed parties.

Indemnifications

Over the years, we have entered into various lease agreements or agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these leases and sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at March 31, 2013, was approximately $70 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were approximately $50 million of environmental accruals for known contamination that are included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 14—Contingencies and Commitments.

In connection with the separation of the Downstream business, the Company entered into an Indemnification and Release Agreement with Phillips 66. See Note 3—Discontinued Operations, for additional information. This agreement provided for cross-indemnities between Phillips 66 and ConocoPhillips and established procedures for handling claims subject to indemnification and related matters. We evaluated the impact of the indemnifications given and the Phillips 66 indemnifications received as of the separation date and concluded those fair values were immaterial.

Note 14—Contingencies and Commitments

A number of lawsuits involving a variety of claims arising in the ordinary course of business have been made against ConocoPhillips. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. With respect to income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except in respect of sites acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2013, our balance sheet included a total environmental accrual of $350 million, compared with $364 million at December 31, 2012. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at March 31, 2013, we had performance obligations secured by letters of credit of $782 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.

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

In 2008, Burlington Resources, Inc., a wholly owned subsidiary of ConocoPhillips, initiated arbitration before ICSID against The Republic of Ecuador, as a result of the newly enacted Windfall Profits Tax Law and government-mandated renegotiation of our production sharing contracts. Despite a restraining order issued by the ICSID tribunal, Ecuador confiscated the crude oil production of Burlington and its co-venturer and sold the seized crude oil. In 2009, Ecuador took over operations in Blocks 7 and 21, fully expropriating our assets. In June 2010, the ICSID tribunal concluded it has jurisdiction to hear the expropriation claim. On April 24, 2012, Ecuador filed a supplemental counterclaim asserting environmental damages, which we believe are not material. The ICSID tribunal issued a decision on liability on December 14, 2012, in favor of Burlington, finding that Ecuador’s seizure of Blocks 7 and 21 was an unlawful expropriation in violation of the Ecuador-U.S. Bilateral Investment Treaty. An additional arbitration phase is now proceeding to determine the damages owed to ConocoPhillips for Ecuador’s actions.

ConocoPhillips served a Notice of Arbitration on the Timor-Leste Minister of Finance in October 2012 for outstanding disputes related to a series of tax assessments. Between 2010 and 2012, ConocoPhillips has paid, under protest, tax assessments totaling approximately $227 million, which are primarily recorded in the “Investments and long-term receivables” line on our consolidated balance sheet. The arbitration will be conducted in Singapore under the United Nations Commission on International Trade Laws (UNCITRAL) arbitration rules, pursuant to the terms of the Tax Stability Agreement with the Timor-Leste government. The arbitration process is currently underway. Future impacts on our business are not known at this time.

Note 15—Derivative and Financial Instruments

Derivative Instruments

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

The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	March 31 2013	December 31 2012

Assets
Prepaid expenses and other current assets	$1,402	1,538
Other assets	98	105
Liabilities
Other accruals	1,461	1,509
Other liabilities and deferred credits	94	99

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Sales and other operating revenues	$(208)	(403)
Other income	2	(6)
Purchased commodities	185	398

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts.

	Open Position Long/(Short)
	March 31 2013	December 31 2012

Natural gas and power (billions of cubic feet equivalent)
Fixed price	(22)	(48)
Basis	(1)	125

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

The following table presents the gross fair values of our foreign currency exchange derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	March 31 2013	December 31 2012

Assets
Prepaid expenses and other current assets	$12	32
Liabilities
Other accruals	5	2
Other liabilities and deferred credits	-	1

The (gains) losses from foreign currency exchange derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Foreign currency transaction (gains) losses	$22	(15)

We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions Notional Currency
	March 31 2013		December 31 2012

Sell U.S. dollar, buy other currencies*	USD	-	2,573
Buy U.S. dollar, sell other currencies**	USD	842	140
Buy British pound, sell euro	GBP	11	-
Buy euro, sell British pound	EUR	-	96

  *Primarily euro, Canadian dollar, Norwegian krone and British pound.

**Primarily euro, Canadian dollar and Norwegian krone.

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

These balances consisted of the following:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	March 31 2013	December 31 2012	March 31 2013	December 31 2012

Cash	$681	829	-	-
Time Deposits	4,741	2,789	-	-
Commercial Paper	-	-	23	-

	$5,422	3,618	23	-

In conjunction with the separation of our Downstream business, we received a special cash distribution from Phillips 66. See Note 3—Discontinued Operations, for additional information. The balance of the special cash distribution was zero at March 31, 2013, and $748 million at December 31, 2012, and was included in “Restricted cash” on our consolidated balance sheet. At December 31, 2012, the funds in the restricted cash account were invested in money market funds with maturities within 90 days from December 31, 2012.

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

Certain of our derivative instruments contain provisions that require us to post collateral if the derivative exposure exceeds a threshold amount. We have contracts with fixed threshold amounts and other contracts with variable threshold amounts that are contingent on our credit rating. The variable threshold amounts typically decline for lower credit ratings, while both the variable and fixed threshold amounts typically revert to zero if we fall below investment grade. Cash is the primary collateral in all contracts; however, many also permit us to post letters of credit as collateral, such as certain transactions administered through the New York Mercantile Exchange or the IntercontinentalExchange.

The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position on March 31, 2013, and December 31, 2012, was $143 million and $130 million, respectively. For these instruments, no collateral was posted as of March 31, 2013 or December 31, 2012. If our credit rating had been lowered one level from its “A” rating (per Standard and Poor’s) on March 31, 2013, we would be required to post no additional collateral to our counterparties. If we had been downgraded below investment grade, we would be required to post $143 million of additional collateral, either with cash or letters of credit.

Note 16—Fair Value Measurement

We carry a portion of our assets and liabilities at fair value that are measured at a reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the following hierarchy:

—	Level 1: Quoted prices (unadjusted) in an active market for identical assets or liabilities.
—	Level 2: Inputs other than quoted prices which are directly or indirectly observable.
—	Level 3: Unobservable inputs that are significant to the fair value of assets or liabilities.

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

The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Deferred compensation investments	$309	-	-	309	305	-	-	305
Commodity derivatives	972	512	13	1,497	1,052	567	18	1,637

Total assets	$1,281	512	13	1,806	1,357	567	18	1,942

Liabilities
Commodity derivatives	$990	561	1	1,552	1,031	567	4	1,602

Total liabilities	$990	561	1	1,552	1,031	567	4	1,602

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet:

	Millions of Dollars
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Excluding Collateral	Cash Collateral	Net Amounts Subject to Setoff

March 31, 2013
Assets	$1,475	1,304	171	29	142
Liabilities	1,523	1,304	219	56	163

December 31, 2012
Assets	$1,621	1,403	218	29	189
Liabilities	1,588	1,403	185	16	169

At March 31, 2013 and December 31, 2012, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement

We recorded a pre-tax loss of $43 million to reduce net PP&E (held for sale) to fair value. As of March 31, 2013, the fair value less costs to sell was $5,070 million. Since the fair value was determined by the negotiated selling price, it is classified as Level 1 in the fair value hierarchy. See Note 3—Discontinued Operations, for additional information.

Reported Fair Values of Financial Instruments

We used the following methods and assumptions to estimate the fair value of financial instruments:

—	Cash and cash equivalents, restricted cash and short-term investments: The carrying amount reported on the balance sheet approximates fair value.
—

Accounts and notes receivable (including long-term and related parties): The carrying amount reported on the balance sheet approximates fair value. The valuation technique and methods used to estimate the fair value of the current portion of fixed-rate related party loans is consistent with Loans and advances—related parties.

—

Loans and advances—related parties: The carrying amount of floating-rate loans approximates fair value. The fair value of fixed-rate loan activity is measured using market observable data and is categorized as Level 2 in the fair value hierarchy. See Note 7—Investments, Loans and Long-Term Receivables, for additional information.

—

Accounts payable (including related parties) and floating-rate debt: The carrying amount of accounts payable and floating-rate debt reported on the balance sheet approximates fair value. The valuation technique and methods used to estimate the fair value of the current portion of the joint venture acquisition obligation is consistent with the methodology below.

—

Fixed-rate debt: The estimated fair value of fixed-rate debt is measured using prices available from a pricing service that is corroborated by market data; therefore, these liabilities are categorized as Level 2 in the fair value hierarchy.

—

Joint venture acquisition obligation—related party: Fair value is estimated based on the net present value of the future cash flows as a Level 2 fair value. At March 31, 2013 and December 31, 2012, effective yield rates were 0.66 percent and 0.7 percent, respectively, based on yields of U.S. Treasury securities of similar average duration adjusted for our average credit risk spread and the amortizing nature of the obligation principal. See Note 11—Joint Venture Acquisition Obligation, for additional information.

The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	March 31 2013	December 31 2012	March 31 2013	December 31 2012

Financial assets
Deferred compensation investments	$309	305	309	305
Commodity derivatives	181	221	181	221
Total loans and advances—related parties	1,629	1,697	1,820	1,916
Financial liabilities
Total debt, excluding capital leases	21,654	21,709	25,855	26,349
Total joint venture acquisition obligation	3,392	3,582	3,740	3,968
Commodity derivatives	209	199	209	199

Note 17—Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the equity section of the balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)

December 31, 2012	$(1,425)	5,512	4,087
Other comprehensive income (loss)	35	(644)	(609)

March 31, 2013	$(1,390)	4,868	3,478

At March 31, 2013, $35 million of accumulated other comprehensive income, net of $22 million of income tax expense, related to our defined benefit plans was amortized. The components of the employee benefit plan-related other comprehensive income items are included in the computation of net periodic pension cost. See Note 19—Employee Benefit Plans, for additional information.

There were no items within accumulated other comprehensive income related to noncontrolling interests.

Note 18—Cash Flow Information

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Cash Payments
Interest	$157	228
Income taxes	1,199	1,308

Net Sales (Purchases) of Short-Term Investments
Short-term investments purchased	$(23)	(497)
Short-term investments sold	–	589

	$(23)	92

Note 19—Employee Benefit Plans

Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
Three Months Ended	March 31				March 31
	2013		2012		2013	2012
	U.S.	Int’l.	U.S.	Int’l.
Components of Net Periodic Benefit Cost
Service cost	$35	26	58	28	1	2
Interest cost	36	37	63	43	6	10
Expected return on plan assets	(47)	(41)	(74)	(43)	-	-
Amortization of prior service cost (credit)	1	(2)	2	(2)	(1)	(1)
Recognized net actuarial loss (gain)	38	19	59	18	1	(1)

Net periodic benefit cost	$63	39	108	44	7	10

In connection with the separation of the Downstream business on April 30, 2012, ConocoPhillips entered into an Employee Matters Agreement with Phillips 66 which provides that employees of Phillips 66 will no longer participate in benefit plans sponsored or maintained by ConocoPhillips upon separation. As such, changes in net periodic benefit cost included in the table above primarily relate to the employees of Phillips 66 no longer participating in the ConocoPhillips benefit plans for the three-month period ended March 31, 2013.

During the first three months of 2013, we contributed $52 million to our domestic benefit plans and $50 million to our international benefit plans.

Note 20—Related Party Transactions

We consider our equity-method investments to be related parties. Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Operating revenues and other income	$8	23
Purchases	41	43
Operating expenses and selling, general and administrative expenses	46	40
Net interest expense*	9	11

*	We paid interest to, or received interest from, various affiliates, including FCCL Partnership. See Note 7—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

Note 21—Segment Disclosures and Related Information

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. We manage our operations through six operating segments, which are defined by geographic region: Alaska, Lower 48 and Latin America, Canada, Europe, Asia Pacific and Middle East, and Other International.

On April 30, 2012, our Downstream business was separated into a stand-alone, publicly traded corporation, Phillips 66. Results of operations for Phillips 66 for the period ended March 31, 2012, have been reported as discontinued operations. Commodity sales to Phillips 66, which were previously eliminated in consolidation prior to the separation, are now reported as third-party sales. In 2012, we also agreed to sell our Nigerian and Algerian businesses and our interest in Kashagan. Results of operations for Nigeria, Algeria and Kashagan have been reported as discontinued operations for all periods presented. For additional information, see Note 3—Discontinued Operations.

Corporate and Other represents costs not directly associated with an operating segment, such as most interest expense, corporate overhead, costs associated with the separation and certain technology activities, net of licensing revenues. Corporate assets include all cash and cash equivalents, short-term investments and restricted cash.

We evaluate performance and allocate resources based on net income attributable to ConocoPhillips. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2013	2012

Sales and Other Operating Revenues
Alaska	$2,104	2,737

Lower 48 and Latin America	4,822	5,131
Intersegment eliminations	(29)	(115)

Lower 48 and Latin America	4,793	5,016

Canada	1,255	1,218
Intersegment eliminations	(158)	(136)

Canada	1,097	1,082

Europe	3,453	3,602
Intersegment eliminations	-	(72)

Europe	3,453	3,530

Asia Pacific and Middle East	2,218	1,896
Other International	483	310
Corporate and Other	18	22

Consolidated sales and other operating revenues	$14,166	14,593

Net Income Attributable to ConocoPhillips
Alaska	$543	620
Lower 48 and Latin America	133	255
Canada	133	(549)
Europe	431	389
Asia Pacific and Middle East	918	1,738
Other International	14	21
Corporate and Other	(162)	(311)
Discontinued operations	129	774

Consolidated net income attributable to ConocoPhillips	$2,139	2,937

	Millions of Dollars
	March 31 2013	December 31 2012

Total Assets
Alaska	$11,241	10,950
Lower 48 and Latin America	28,250	28,895
Canada	22,306	22,308
Europe	15,071	15,562
Asia Pacific and Middle East	24,038	23,721
Other International	1,462	1,418
Corporate and Other	7,826	6,823
Discontinued operations	7,586	7,467

Consolidated total assets	$117,780	117,144

Note 22—Income Taxes

Our effective tax rate from continuing operations for the first quarter of 2013 was 47 percent compared with 49 percent for the first quarter of 2012. The decrease was primarily due to a smaller proportion of income in higher tax jurisdictions in 2013. Additionally, the tax rate for the first quarter of 2013 reflected a favorable tax resolution associated with the sale of certain western Canada properties which occurred in a prior year, and the tax rate for the first quarter of 2012 reflected a benefit from asset dispositions in 2012.

The effective tax rate in excess of the domestic federal statutory rate of 35 percent was primarily due to foreign taxes.

During the first quarter of 2013, unrecognized tax benefits decreased $235 million to $637 million at March 31, 2013, mainly due to the favorable tax resolution noted above. Included in this balance is $411 million which, if recognized, would impact our effective tax rate.

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

—

ConocoPhillips, ConocoPhillips Company, ConocoPhillips Australia Funding Company, ConocoPhillips Canada Funding Company I, and ConocoPhillips Canada Funding Company II (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

—	All other nonguarantor subsidiaries of ConocoPhillips.
—	The consolidating adjustments necessary to present ConocoPhillips’ results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended March 31, 2013
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	ConocoPhillips Canada Funding Company II	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	4,464	-	-	-	9,702	-	14,166
Equity in earnings of affiliates	2,391	2,874	-	-	-	405	(5,308)	362
Gain (loss) on dispositions	-	(2)	-	-	-	60	-	58
Other income	1	45	-	-	-	19	-	65
Intercompany revenues	20	51	11	22	8	1,653	(1,765)	-

Total Revenues and Other Income	2,412	7,432	11	22	8	11,839	(7,073)	14,651

Costs and Expenses
Purchased commodities	-	3,929	-	-	-	3,064	(1,159)	5,834
Production and operating expenses	-	310	-	-	-	1,379	(2)	1,687
Selling, general and administrative expenses	4	122	-	-	-	56	(17)	165
Exploration expenses	-	143	-	-	-	134	-	277
Depreciation, depletion and amortization	-	208	-	-	-	1,599	-	1,807
Impairments	-	-	-	-	-	2	-	2
Taxes other than income taxes	-	77	-	-	-	815	-	892
Accretion on discounted liabilities	-	14	-	-	-	92	-	106
Interest and debt expense	586	83	10	19	8	11	(587)	130
Foreign currency transaction (gains) losses	17	8	-	(22)	(14)	(25)	-	(36)

Total Costs and Expenses	607	4,894	10	(3)	(6)	7,127	(1,765)	10,864

Income from continuing operations before income taxes	1,805	2,538	1	25	14	4,712	(5,308)	3,787
Provision for income taxes	(205)	147	-	(1)	1	1,821	-	1,763

Income From Continuing Operations	2,010	2,391	1	26	13	2,891	(5,308)	2,024
Income from discontinued operations	129	129	-	-	-	129	(258)	129

Net income	2,139	2,520	1	26	13	3,020	(5,566)	2,153
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(14)	-	(14)

Net Income Attributable to ConocoPhillips	$2,139	2,520	1	26	13	3,006	(5,566)	2,139

Comprehensive Income Attributable to ConocoPhillips	$1,530	1,911	1	(4)	1	2,392	(4,301)	1,530

Income Statement	Three Months Ended March 31, 2012

Revenues and Other Income
Sales and other operating revenues	$-	4,292	-	-	-	10,301	-	14,593
Equity in earnings of affiliates	2,514	2,701	-	-	-	462	(5,187)	490
Gain on dispositions	-	-	-	-	-	940	-	940
Other income	1	31	-	-	-	28	-	60
Intercompany revenues	1	440	11	22	8	825	(1,307)	-

Total Revenues and Other Income	2,516	7,464	11	22	8	12,556	(6,494)	16,083

Costs and Expenses
Purchased commodities	-	3,807	-	-	-	2,975	(704)	6,078
Production and operating expenses	-	267	-	-	-	1,307	(15)	1,559
Selling, general and administrative expenses	5	263	-	-	-	66	(8)	326
Exploration expenses	-	90	-	-	-	585	-	675
Depreciation, depletion and amortization	-	204	-	-	-	1,367	-	1,571
Impairments	-	-	-	-	-	214	-	214
Taxes other than income taxes	-	82	-	-	-	1,013	-	1,095
Accretion on discounted liabilities	-	13	-	-	-	92	-	105
Interest and debt expense	540	81	10	19	8	112	(580)	190
Foreign currency transaction (gains) losses	-	(28)	-	11	16	6	-	5

Total Costs and Expenses	545	4,779	10	30	24	7,737	(1,307)	11,818

Income (loss) from continuing operations before income taxes	1,971	2,685	1	(8)	(16)	4,819	(5,187)	4,265
Provision for income taxes	(190)	171	-	6	(1)	2,100	-	2,086

Income (Loss) From Continuing Operations	2,161	2,514	1	(14)	(15)	2,719	(5,187)	2,179
Income from discontinued operations	776	776	-	-	-	777	(1,553)	776

Net income (loss)	2,937	3,290	1	(14)	(15)	3,496	(6,740)	2,955
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(18)	-	(18)

Net Income (Loss) Attributable to ConocoPhillips	$2,937	3,290	1	(14)	(15)	3,478	(6,740)	2,937

Comprehensive Income (Loss) Attributable to ConocoPhillips	$3,823	4,176	1	19	(2)	4,283	(8,477)	3,823

	Millions of Dollars
	March 31, 2013
Balance Sheet	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	ConocoPhillips Canada Funding Company II	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents	$-	279	6	48	2	5,087	-	5,422
Short-term investments	-	-	-	-	-	23	-	23
Accounts and notes receivable	62	6,273	-	-	-	7,544	(4,981)	8,898
Inventories	-	87	-	-	-	1,046	-	1,133
Prepaid expenses and other current assets	18	592	-	1	-	8,148	-	8,759

Total Current Assets	80	7,231	6	49	2	21,848	(4,981)	24,235
Investments, loans and long-term receivables*	82,784	118,108	771	1,443	573	43,986	(222,895)	24,770
Net properties, plants and equipment	-	8,849	-	-	-	59,041	-	67,890
Other assets	48	219	-	2	3	613	-	885

Total Assets	$82,912	134,407	777	1,494	578	125,488	(227,876)	117,780

Liabilities and Stockholders’ Equity
Accounts payable	$-	8,710	1	3	1	6,687	(4,981)	10,421
Short-term debt	395	4	750	-	-	202	-	1,351
Accrued income and other taxes	-	158	-	4	-	3,496	-	3,658
Employee benefit obligations	-	294	-	-	-	138	-	432
Other accruals	119	655	19	32	13	1,615	-	2,453

Total Current Liabilities	514	9,821	770	39	14	12,138	(4,981)	18,315
Long-term debt	9,051	5,213	-	1,250	499	4,306	-	20,319
Asset retirement obligations and accrued environmental costs	-	1,253	-	-	-	7,397	-	8,650
Joint venture acquisition obligation	-	-	-	-	-	2,610	-	2,610
Deferred income taxes	54	292	-	14	8	13,239	-	13,607
Employee benefit obligations	-	2,446	-	-	-	825	-	3,271
Other liabilities and deferred credits*	31,327	22,689	-	95	36	18,580	(70,959)	1,768

Total Liabilities	40,946	41,714	770	1,398	557	59,095	(75,940)	68,540
Retained earnings	30,100	26,618	5	(54)	(62)	33,419	(53,364)	36,662
Other common stockholders’ equity	11,866	66,075	2	150	83	32,537	(98,572)	12,141
Noncontrolling interests	-	-	-	-	-	437	-	437

Total Liabilities and Stockholders’ Equity	$82,912	134,407	777	1,494	578	125,488	(227,876)	117,780

Balance Sheet	December 31, 2012

Assets
Cash and cash equivalents	$2	12	6	50	2	3,546	-	3,618
Restricted cash	748	-	-	-	-	-	-	748
Accounts and notes receivable	64	6,247	-	-	-	7,958	(5,087)	9,182
Inventories	-	57	-	-	-	908	-	965
Prepaid expenses and other current assets	19	847	-	1	-	8,609	-	9,476

Total Current Assets	833	7,163	6	51	2	21,021	(5,087)	23,989
Investments, loans and long-term receivables*	80,910	114,314	759	1,455	578	44,739	(217,749)	25,006
Net properties, plants and equipment	-	8,771	-	-	-	58,492	-	67,263
Other assets	55	216	-	2	3	610	-	886

Total Assets	$81,798	130,464	765	1,508	583	124,862	(222,836)	117,144

Liabilities and Stockholders’ Equity
Accounts payable	$-	9,067	-	4	1	6,028	(5,087)	10,013
Short-term debt	(5)	4	750	-	-	206	-	955
Accrued income and other taxes	-	104	-	3	-	3,259	-	3,366
Employee benefit obligations	-	485	-	-	-	257	-	742
Other accruals	209	636	9	15	4	1,494	-	2,367

Total Current Liabilities	204	10,296	759	22	5	11,244	(5,087)	17,443
Long-term debt	9,453	5,215	-	1,250	499	4,353	-	20,770
Asset retirement obligations and accrued environmental costs	-	1,250	-	-	-	7,697	-	8,947
Joint venture acquisition obligation	-	-	-	-	-	2,810	-	2,810
Deferred income taxes	15	598	-	16	7	12,549	-	13,185
Employee benefit obligations	-	2,464	-	-	-	882	-	3,346
Other liabilities and deferred credits*	30,938	19,916	-	117	50	21,174	(69,979)	2,216

Total Liabilities	40,610	39,739	759	1,405	561	60,709	(75,066)	68,717
Retained earnings	28,815	24,041	4	(78)	(73)	30,778	(48,149)	35,338
Other common stockholders’ equity	12,373	66,684	2	181	95	32,935	(99,621)	12,649
Noncontrolling interests	-	-	-	-	-	440	-	440

Total Liabilities and Stockholders’ Equity	$81,798	130,464	765	1,508	583	124,862	(222,836)	117,144

* Includes intercompany loans.

	Millions of Dollars
Statement of Cash Flows	Three Months Ended March 31, 2013
	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	ConocoPhillips Canada Funding Company II	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operating activities	$74	2,261	-	(2)	-	2,618	(343)	4,608
Net cash provided by discontinued operations	-	-	-	-	-	172	(50)	122

Net Cash Provided by (Used in) Operating Activities	74	2,261	-	(2)	-	2,790	(393)	4,730

Cash Flows From Investing Activities
Capital expenditures and investments	-	(448)	-	-	-	(2,943)	-	(3,391)
Proceeds from asset dispositions	-	4	-	-	-	1,130	-	1,134
Net sales of short-term investments	-	-	-	-	-	(23)	-	(23)
Long-term advances/loans—related parties	-	2	-	-	-	(7)	5	-
Collection of advances/loans—related parties	-	14	-	-	-	1,609	(1,566)	57
Other	-	-	-	-	-	(21)	-	(21)

Net cash used in continuing investing activities	-	(428)	-	-	-	(255)	(1,561)	(2,244)
Net cash used in discontinued operations	-	-	-	-	-	(189)	-	(189)

Net Cash Used in Investing Activities	-	(428)	-	-	-	(444)	(1,561)	(2,433)

Cash Flows From Financing Activities
Issuance of debt	-	-	-	-	-	5	(5)	-
Repayment of debt	-	(1,566)	-	-	-	(48)	1,566	(48)
Change in restricted cash	748	-	-	-	-	-	-	748
Issuance of company common stock	(10)	-	-	-	-	-	-	(10)
Dividends paid	(815)	-	-	-	-	(343)	343	(815)
Other	1	-	-	-	-	(206)	-	(205)

Net cash used in continuing financing activities	(76)	(1,566)	-	-	-	(592)	1,904	(330)
Net cash used in discontinued operations	-	-	-	-	-	(50)	50	-

Net Cash Used in Financing Activities	(76)	(1,566)	-	-	-	(642)	1,954	(330)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	-	-	-	(163)	-	(163)

Net Change in Cash and Cash Equivalents	(2)	267	-	(2)	-	1,541	-	1,804
Cash and cash equivalents at beginning of period	2	12	6	50	2	3,546	-	3,618

Cash and Cash Equivalents at End of Period	$-	279	6	48	2	5,087	-	5,422

Statement of Cash Flows	Three Months Ended March 31, 2012

Cash Flows From Operating Activities
Net cash provided by (used in) continuing operating activities	$3,011	3,737	-	(1)	-	(257)	(2,420)	4,070
Net cash provided by (used in) discontinued operations	-	167	-	-	-	(56)	1	112

Net Cash Provided by (Used in) Operating Activities	3,011	3,904	-	(1)	-	(313)	(2,419)	4,182

Cash Flows From Investing Activities
Capital expenditures and investments	(303)	(470)	-	-	-	(3,348)	303	(3,818)
Proceeds from asset dispositions	-	-	-	-	-	1,102	-	1,102
Net purchases of short-term investments	-	-	-	-	-	92	-	92
Long-term advances/loans—related parties	-	(2)	-	-	-	(3,004)	3,006	-
Collection of advances/loans—related parties	-	92	-	-	-	28	(82)	38
Other	-	-	-	-	-	7	-	7

Net cash used in continuing investing activities	(303)	(380)	-	-	-	(5,123)	3,227	(2,579)
Net cash provided by (used in) discontinued operations	-	(163)	-	-	-	7,932	(8,200)	(431)

Net Cash Provided by (Used in) Investing Activities	(303)	(543)	-	-	-	2,809	(4,973)	(3,010)

Cash Flows From Financing Activities
Issuance of debt	-	3,000	-	-	-	6	(3,006)	-
Repayment of debt	-	(8,215)	-	-	-	(114)	8,282	(47)
Issuance of company common stock	36	-	-	-	-	-	-	36
Repurchase of company common stock	(1,899)	-	-	-	-	-	-	(1,899)
Dividends paid	(843)	-	-	-	-	(2,308)	2,308	(843)
Other	(2)	-	-	-	-	(198)	1	(199)

Net cash used in continuing financing activities	(2,708)	(5,215)	-	-	-	(2,614)	7,585	(2,952)
Net cash used in discontinued operations	-	(5)	-	-	-	(120)	(193)	(318)

Net Cash Used in Financing Activities	(2,708)	(5,220)	-	-	-	(2,734)	7,392	(3,270)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	-	-	-	25	-	25

Net Change in Cash and Cash Equivalents	-	(1,859)	-	(1)	-	(213)	-	(2,073)
Cash and cash equivalents at beginning of period	-	2,028	1	38	1	3,712	-	5,780

Cash and Cash Equivalents at End of Period	$-	169	1	37	1	3,499	-	3,707

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 47.

Due to the separation of our downstream businesses in 2012 and our intention to sell our interest in the North Caspian Sea Production Sharing Agreement (Kashagan) and our Nigerian and Algerian businesses, which are reported as discontinued operations, income (loss) from continuing operations is more representative of ConocoPhillips as an independent exploration and production company. The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to income (loss) from continuing operations.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

ConocoPhillips is the world’s largest independent exploration and production (E&P) company, based on production and proved reserves. Headquartered in Houston, Texas, we have operations and activities in 30 countries. At March 31, 2013, we had approximately 17,100 employees worldwide and total assets of $118 billion.

Discontinued Operations

On April 30, 2012, we completed the separation of our downstream businesses into an independent, publicly traded company, Phillips 66. Our refining, marketing and transportation businesses, most of our Midstream segment, our Chemicals segment, as well as our power generation and certain technology operations included in our Emerging Businesses segment (collectively, our “Downstream business”), were transferred to Phillips 66. Results of operations related to Phillips 66 for the period ended March 31, 2012, have been classified as discontinued operations. As part of our strategic asset disposition program, in the fourth quarter of 2012, we agreed to sell our interest in Kashagan and our Nigerian and Algerian businesses. Results of operations related to Kashagan, Nigeria and Algeria have been classified as discontinued operations in all periods presented in this Form 10-Q. For additional information, see Note 3—Discontinued Operations, in the Notes to Consolidated Financial Statements.

Overview

As an independent E&P company, we are solely focused on exploring for, developing and producing crude oil and natural gas globally. Our portfolio primarily includes legacy assets in North America, Europe, Asia and Australia; growing North American shale and oil sands businesses; several major international developments; and a global exploration program. Our value proposition to our shareholders is to deliver production and cash margin growth, competitive returns on capital, and a compelling dividend, while keeping our fundamental commitment to safety, operating excellence and environmental stewardship. We expect to achieve our value proposition through portfolio optimization, investments in high-margin developments, applying technical capability and maintaining financial flexibility.

In the first quarter of 2013, we achieved production of 1,596 thousand barrels of oil equivalent per day (MBOED), including production from discontinued operations of 41 MBOED. Additionally, we generated $4.6 billion in cash from continuing operations, paid dividends on our common stock of $0.8 billion, funded a $3.6 billion capital program and continued to progress the asset disposition program. For the first quarter of 2013, we have generated proceeds from dispositions of approximately $1.1 billion, which mainly included the sale of certain properties in the Cedar Creek Anticline, located in North Dakota and Montana; our 24.5 percent interest in the N Block, located offshore Kazakhstan; and our 10 percent interest in the Interconnector Pipeline, located in Europe. The previously announced sales of Kashagan, Nigeria and Algeria are anticipated to close in 2013 and generate approximately $8.5 billion in expected proceeds.

Because we participate in a capital-intensive industry, we make significant investments to acquire acreage, explore for new oil and gas fields, develop newly discovered fields, maintain existing fields, and construct pipelines and liquefied natural gas (LNG) facilities. We use a disciplined approach to select the appropriate projects which will provide the most attractive investment opportunities, with a continued focus on higher-margin liquids plays and limited investment in North American conventional natural gas. As investments bring more liquids production online, we expect a corresponding shift in our production mix. However, there are often long lead times from the time we make an investment to the time the investment is operational and begins generating financial returns. In the near-term, we will fund a portion of our capital program with the proceeds from strategic asset dispositions. Over the next five years, our investment in high-margin developments should position us to deliver 3 to 5 percent annual production volume and margin growth, enabling us to fund our capital program organically.

Business Environment

In recent years, the business environment for the energy industry has experienced many challenges which have influenced our operations and profitability, largely due to factors beyond our control, such as the recent financial crisis, geopolitical events or fears thereof, environmental laws, tax regulations, governmental policies, and weather-related disruptions. These factors generally influence the supply and demand of crude oil and natural gas. The most significant factor impacting our profitability and related reinvestment of our operating cash flows into our business is commodity prices. The prices for commodity products are supply- and demand-based and can be very volatile; therefore, to navigate through the volatility, our strategy is to maintain a core portfolio of low-risk, high-return development programs associated with legacy assets, coupled with a portfolio of development opportunities which offer high-margin growth, such as unconventional plays, deepwater exploration and LNG.

The following table depicts the average benchmark prices for West Texas Intermediate (WTI) crude oil, Dated Brent crude oil and U.S. Henry Hub natural gas:

	Dollars Per Unit
	Three Months Ended
	March 31
	2013	2012

Market Indicators
WTI (per barrel)	$94.29	102.99
Dated Brent (per barrel)	112.55	118.49
U.S. Henry Hub first of month (per million British thermal units)	3.34	2.72

Industry crude prices for WTI decreased 8 percent in the first quarter of 2013, compared with the same period in 2012, while Brent prices decreased 5 percent in the first quarter of 2013. Global oil prices weakened during the first quarter of 2013, mainly as a result of weak global economic growth and increasing North American oil supply.

Henry Hub natural gas prices increased 23 percent in the first quarter of 2013, compared with the same period in 2012. The increase was due to a colder winter in 2013 compared to 2012, which increased U.S. natural gas consumption by over 5 billion cubic feet per day in the first quarter of 2013 versus the first quarter of 2012.

The expansion in shale production has also helped boost supplies of natural gas liquids, resulting in downward pressure on natural gas liquids prices in the United States. As a result, our domestic realized natural gas liquids price declined 34 percent in the first quarter of 2013, compared with the same period of 2012. Our realized bitumen price was $39.23 in the first quarter of 2013, compared with $60.66 in the first quarter of 2012 and $48.32 in the fourth quarter of 2012, decreases of 35 percent and 19 percent, respectively. We expect bitumen prices to strengthen in the second quarter of 2013, compared to the first quarter of 2013.

Key Operating and Financial Highlights

Significant highlights during the first quarter of 2013 included the following:

—	Achieved first quarter total production of 1,596 MBOED, including continuing operations of 1,555 MBOED and discontinued operations of 41 MBOED.
—	Eagle Ford, Bakken and Permian combined production increased by 42 percent compared to the first quarter of 2012.
—	Oil sands production averaged 109 MBOED, up 30 percent compared to the first quarter of 2012.
—	Major projects on schedule for fourth-quarter startup.
—	Realized the first sale of oil from the deepwater Gumusut Field.
—	Announced Coronado and Shenandoah discoveries in the deepwater Gulf of Mexico.
—	Continued building the Gulf of Mexico exploration portfolio.
—	Entered Colombia to explore La Luna Shale.
—	Completed the sale of Cedar Creek Anticline properties for $989 million.

Outlook

Consistent with prior guidance, second quarter 2013 production from continuing operations is expected to be 1,440 to 1,470 MBOED, reflecting previously announced planned downtime and turnaround activity. Production from discontinued operations is expected to be approximately 40 MBOED in the second quarter of 2013. Full-year 2013 production from continuing operations is expected to be 1,485 to 1,520 MBOED.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2013, is based on a comparison with the corresponding period of 2012.

A summary of income (loss) from continuing operations by business segment follows:

	Millions of Dollars
	Three Months Ended
	March 31
	2013	2012

Alaska	$543	620
Lower 48 and Latin America	133	255
Canada	133	(549)
Europe	431	389
Asia Pacific and Middle East	932	1,754
Other International	14	21
Corporate and Other	(162)	(311)

Income from continuing operations	$2,024	2,179

Earnings for ConocoPhillips decreased 7 percent in the first quarter of 2013. The decrease primarily resulted from:

—

Lower gains from asset sales. Earnings for the first quarter of 2013 included a $270 million after-tax benefit associated with asset dispositions, compared with gains of $938 million after-tax in the first quarter of 2012.

—	Lower crude oil, bitumen and natural gas liquids prices.
—	Higher depreciation, depletion and amortization (DD&A) expenses, mainly due to higher volumes in the Lower 48 and China.

These items were partially offset by:

—	Lower impairments. Non-cash impairments in the first quarter of 2013 totaled $1 million after-tax, compared with impairments in the first quarter of 2012 of $520 million after-tax.
—	Higher natural gas prices.
—	Lower production taxes, primarily as a result of lower production volumes and prices in Alaska.
—	Higher sales, largely due to higher bitumen and LNG sales.

See the “Segment Results” section for additional information on our segment results.

Income Statement Analysis

Sales and other operating revenues decreased 3 percent in the first quarter of 2013, mainly due to lower crude oil, natural gas liquids and bitumen prices, partly offset by higher natural gas prices.

Equity in earnings of affiliates decreased 26 percent in the first quarter of 2013. The decrease primarily resulted from:

—	Lower earnings from FCCL Partnership, mainly as a result of lower bitumen prices, partly offset by higher bitumen volumes.
—	Lower earnings from Lane Energy Poland Sp.z o.o., primarily due to expenses related to a dry hole.
—	Lower earnings from Phoenix Park Gas Processors Limited, mostly due to lower natural gas liquids prices.

These decreases in equity earnings were partially offset by higher earnings from Qatar Liquefied Gas Company Limited (3) (QG3), largely due to higher LNG prices and volumes.

Gain on dispositions decreased $882 million in the first quarter of 2013. Gains in the first quarter of 2013 primarily resulted from the disposition of our interest in the Interconnector Pipeline in Europe, partly offset by a loss on the disposition of certain properties located in the Cedar Creek Anticline in the Lower 48. Gains in the first quarter of 2012 mainly reflected the $937 million gain on sale of our Vietnam business.

Purchased commodities decreased 4 percent in the first quarter of 2013, largely as a result of lower purchased natural gas volumes, partly offset by higher natural gas prices.

Production and operating expenses increased 8 percent in the first quarter of 2013, mostly due to higher operating expenses in the Lower 48 and Canada.

Selling, general and administrative expenses decreased 49 percent in the first quarter of 2013, mainly as a result of lower costs related to compensation and benefit plans and the absence of costs associated with the separation of Phillips 66.

Exploration expenses decreased 59 percent in the first quarter of 2013, mostly due to the absence of the first quarter 2012 impairment of undeveloped leasehold costs associated with the Mackenzie Gas Project as a result of the indefinite suspension of the project. This decrease was partly offset by higher geological and geophysical expenses in the Lower 48 and expenses associated with the deferral of the Chukchi Sea exploration program in Alaska.

DD&A increased 15 percent in the first quarter of 2013. The increase was mostly associated with higher production volumes in the Lower 48 and China, as well as higher unit-of-production rates associated with year-end 2012 price-related reserve revisions.

Impairments decreased $212 million in the first quarter of 2013. The first quarter of 2012 included a $213 million impairment of capitalized project development costs associated with the Mackenzie Gas Project. For additional information, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Taxes other than income taxes decreased 19 percent in the first quarter of 2013, mainly as a result of lower production taxes due to lower crude oil production volumes and prices in Alaska.

Interest and debt expense decreased 32 percent in the first quarter of 2013, primarily due to lower interest expense from lower average debt levels and higher capitalized interest on projects.

See Note 22—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rate.

Summary Operating Statistics

	Three Months Ended
	March 31
	2013	2012

Average Net Production
Crude oil (MBD)*	626	624
Natural gas liquids (MBD)	159	163
Bitumen (MBD)	109	84
Natural gas (MMCFD)**	3,962	4,261

Total Production (MBOED)	1,555	1,581

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)	$105.97	111.88
Natural gas liquids (per barrel)	42.95	55.03
Bitumen (per barrel)	39.23	60.66
Natural gas (per thousand cubic feet)	5.84	5.61

	Millions of Dollars
Exploration Expenses
General administrative; geological and geophysical; and lease rentals	$241	157
Leasehold impairment	32	512
Dry holes	4	6

	$277	675

Excludes discontinued operations.

 *Thousands of barrels per day.

**Millions of cubic feet per day. Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At March 31, 2013, our continuing operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, offshore Timor-Leste in the Timor Sea, Indonesia, China, Malaysia, Qatar, Libya and Russia.

In the first quarter of 2013, average production from continuing operations decreased 2 percent compared with the first quarter of 2012, while average liquids production increased 3 percent over the same period. The decrease in total average production primarily resulted from normal field decline, the impact from asset dispositions and higher unplanned downtime. These decreases were largely offset by additional production from major developments, mainly from shale plays in the Lower 48 and the ramp-up of production from new phases at FCCL; higher production in China; increased drilling programs, mostly in western Canada, the Lower 48 and Norway; and the resumption of production in Libya.

Segment Results

Alaska

	Three Months Ended
	March 31
	2013	2012

Income From Continuing Operations (millions of dollars)	$543	620

Average Net Production
Crude oil (MBD)	190	208
Natural gas liquids (MBD)	18	18
Natural gas (MMCFD)	56	59

Total Production (MBOED)	218	236

Average Sales Prices
Crude oil (dollars per barrel)	$110.79	112.20
Natural gas (dollars per thousand cubic feet)	5.20	4.68

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids and natural gas. As of March 31, 2013, Alaska contributed 23 percent of our worldwide liquids production and 2 percent of our natural gas production.

Alaska operations reported earnings of $543 million in the first quarter of 2013, a 12 percent decrease compared with the same period in 2012. The decrease in earnings was largely due to lower volumes, partly offset by lower production taxes, which resulted from lower crude oil production volumes and prices. Higher exploration expenses, mainly related to cancellation fees for contracts associated with the deferral of the Chukchi Sea exploration program, and lower crude oil prices also contributed to the decrease in earnings.

Production averaged 218 MBOED in the first quarter of 2013, a decrease of 8 percent compared with the first quarter of 2012. The reduction was mainly due to normal field decline.

Chukchi Sea

In April 2013, we announced our 2014 Chukchi Sea exploration drilling plans are on hold given the uncertainties of evolving federal regulatory requirements and operational permitting standards. Once these requirements are clarified and better defined, we will re-evaluate our Chukchi Sea drilling plans.

Lower 48 and Latin America

	Three Months Ended
	March 31
	2013	2012

Income From Continuing Operations (millions of dollars)	$133	255

Average Net Production
Crude oil (MBD)	148	117
Natural gas liquids (MBD)	87	84
Natural gas (MMCFD)	1,441	1,502

Total Production (MBOED)	475	451

Average Sales Prices
Crude oil (dollars per barrel)	$93.69	99.00
Natural gas liquids (dollars per barrel)	29.58	44.90
Natural gas (dollars per thousand cubic feet)	3.19	2.65

As of March 31, 2013, Lower 48 and Latin America contributed 26 percent of our worldwide liquids production and 36 percent of our natural gas production. The Lower 48 and Latin America segment primarily consists of operations located in the U.S. Lower 48 states.

Lower 48 and Latin America operations reported earnings of $133 million in the first quarter of 2013, a 48 percent decrease compared with the same period in 2012. First quarter 2013 earnings were impacted by a $60 million after-tax loss on the disposition of certain Cedar Creek Anticline properties. In addition, the decrease in earnings was primarily the result of lower crude oil and natural gas liquids prices; higher DD&A, mostly due to higher crude oil and natural gas liquids production; and higher operating and exploration expenses. These decreases were partially offset by higher crude oil volumes and higher natural gas prices.

Average production in the Lower 48 increased 5 percent in the first quarter of 2013, while average liquids production increased 17 percent over the same period. New production, primarily from the Eagle Ford, Bakken and Permian areas, and improved drilling and well performance more than offset normal field decline. However, unfavorable weather conditions and unplanned downtime partially offset the increase in production.

Gulf of Mexico Exploration

In the first quarter of 2013, we confirmed a significant oil discovery from the Shenandoah appraisal well in the deepwater Gulf of Mexico. We hold a 30 percent working interest in Shenandoah. Additionally, we announced a deepwater discovery from the Coronado wildcat exploration well, which will require further appraisal. We hold a 35 percent working interest in Coronado.

Asset Dispositions

In April 2013, we sold certain properties located in southwest Louisiana, which generated proceeds of $95 million in the second quarter of 2013.

Colombia

In the first quarter of 2013, we entered into a farm-in agreement with Canacol Energy Ltd. to acquire a 70 percent working interest in the Santa Isabel Block located in Colombia. We expect to drill our first exploration well in Colombia’s La Luna Shale in the second quarter of 2013.

Canada

	Three Months Ended
	March 31
	2013	2012

Income (Loss) From Continuing Operations (millions of dollars)	$133	(549)

Average Net Production
Crude oil (MBD)	14	13
Natural gas liquids (MBD)	26	25
Bitumen (MBD)
Consolidated operations	13	11
Equity affiliates	96	73

Total bitumen	109	84
Natural gas (MMCFD)	806	863

Total Production (MBOED)	283	266

Average Sales Prices
Crude oil (dollars per barrel)	$72.85	83.85
Natural gas liquids (dollars per barrel)	50.15	54.13
Bitumen (dollars per barrel)
Consolidated operations	36.78	64.95
Equity affiliates	39.52	60.04
Total bitumen	39.23	60.66
Natural gas (dollars per thousand cubic feet)	2.89	1.98

Our Canadian operations comprise mainly natural gas fields in western Canada and oil sands projects in the Athabasca Region of northeastern Alberta. As of March 31, 2013, Canada contributed 17 percent of our worldwide liquids production and 20 percent of our natural gas production.

Canada operations reported earnings of $133 million in the first quarter of 2013, compared with a loss of $549 million in the corresponding period of 2012. First quarter 2012 earnings were impacted by a $520 million after-tax impairment of the Mackenzie Gas Project and associated undeveloped leaseholds. First quarter 2013 earnings benefitted from the recognition of additional income of $224 million related to the favorable tax resolution associated with the sale of certain western Canada properties in a prior year. Lower bitumen prices were nearly offset by higher bitumen volumes and higher natural gas prices.

Average production increased 6 percent in the first quarter of 2013, while average liquids production increased 22 percent over the same period. The ramp-up of production from Christina Lake Phases C and D in FCCL and improved drilling and well performance from western Canada more than offset normal field decline. In addition, lower natural gas curtailments and lower royalty impacts, as a result of lower prices, contributed to the increase in production.

Europe

	Three Months Ended
	March 31
	2013	2012

Income From Continuing Operations (millions of dollars)	$431	389

Average Net Production
Crude oil (MBD)	124	156
Natural gas liquids (MBD)	6	10
Natural gas (MMCFD)	461	632

Total Production (MBOED)	207	271

Average Sales Prices
Crude oil (dollars per barrel)	$114.11	121.25
Natural gas liquids (dollars per barrel)	60.10	59.29
Natural gas (dollars per thousand cubic feet)	10.81	9.98

The Europe segment consists of operations principally located in Norway and the United Kingdom, as well as exploration activities in Poland and Greenland. As of March 31, 2013, our Europe operations contributed 15 percent of our worldwide liquids production and 12 percent of our natural gas production.

Europe operations reported earnings of $431 million in the first quarter of 2013, an increase of 11 percent compared with the corresponding period of 2012. Earnings in the first quarter of 2013 mainly benefitted from the $83 million after-tax gain on disposition of our interest in the Interconnector Pipeline and foreign currency transaction gains, compared to foreign currency transaction losses in the first quarter of 2012, partly offset by lower crude oil and natural gas volumes.

Average production decreased 24 percent in the first quarter of 2013, mostly due to normal field decline, asset dispositions and higher unplanned downtime, mostly in the East Irish Sea, partly offset by improved drilling and well performance in Norway.

Asia Pacific and Middle East

	Three Months Ended
	March 31
	2013	2012

Income From Continuing Operations (millions of dollars)	$932	1,754

Average Net Production
Crude oil (MBD)
Consolidated operations	86	61
Equity affiliates	15	16

Total crude oil	101	77

Natural gas liquids (MBD)
Consolidated operations	14	18
Equity affiliates	8	8

Total natural gas liquids	22	26

Natural gas (MMCFD)
Consolidated operations	684	697
Equity affiliates	483	505

Total natural gas	1,167	1,202

Total Production (MBOED)	318	303

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$109.35	117.66
Equity affiliates	107.80	116.37
Total crude oil	109.12	117.38
Natural gas liquids (dollars per barrel)
Consolidated operations	77.59	89.56
Equity affiliates	77.32	88.24
Total natural gas liquids	77.50	89.18
Natural gas (dollars per thousand cubic feet)
Consolidated operations	10.71	10.40
Equity affiliates	9.36	8.62
Total natural gas	10.03	9.65

The Asia Pacific and Middle East segment has producing operations in China, Indonesia, Malaysia, Australia, the Timor Sea and Qatar, as well as exploration activities in Bangladesh and Brunei. As of March 31, 2013, Asia Pacific and Middle East contributed 14 percent of our worldwide liquids production and 29 percent of our natural gas production.

Asia Pacific and Middle East operations reported earnings of $932 million in the first quarter of 2013, a 47 percent decrease compared with the same period in 2012. The decrease was mainly due to the absence of a $937 million after-tax gain on sale of our Vietnam business in the corresponding period of 2012, partly offset by higher crude oil volumes, mainly from China. Lower crude oil prices and higher DD&A also contributed to the decrease in first quarter 2013 earnings.

Production averaged 318 MBOED in the first quarter of 2013, an increase of 5 percent compared with the first quarter of 2012. The increase was largely due to the resumption of normal production operations in Bohai Bay, China, new production from Panyu in the South China Sea and the ramp-up of production in Malaysia. These increases were partly offset by the disposition of our Vietnam business in the first quarter of 2012, normal field decline and the impact of higher production on production sharing contracts in China.

PetroChina Agreements

In the first quarter of 2013, we entered into a set of agreements with PetroChina Company Ltd., whereby PetroChina will acquire a 20 percent working interest in the Poseidon offshore discovery in the Browse Basin and a 29 percent working interest in the Goldwyer Shale in the onshore Canning Basin. We also agreed to establish a Joint Study Agreement with PetroChina to identify unconventional resource opportunities in the Sichuan Basin in China. The agreements are subject to customary government and partner approvals.

Other International

	Three Months Ended
	March 31
	2013	2012

Income From Continuing Operations (millions of dollars)*	$14	21

Average Net Production*
Crude oil (MBD)
Consolidated operations	44	35
Equity affiliates	5	18

Total crude oil	49	53

Natural gas (MMCFD)	31	3

Total Production (MBOED)	54	54

Average Sales Prices*
Crude oil (dollars per barrel)
Consolidated operations	$112.18	121.68
Equity affiliates	75.22	107.34
Total crude oil	108.15	115.21
Natural gas (dollars per thousand cubic feet)	4.86	0.09

*Prior periods have been restated to exclude discontinued operations.

The Other International segment includes producing operations in Libya and Russia, as well as exploration activities in Angola and onshore Azerbaijan. As of March 31, 2013, Other International contributed 5 percent of our worldwide liquids production and 1 percent of our natural gas production.

Other International operations reported earnings of $14 million in the first quarter of 2013, a 33 percent decrease compared with the same period in 2012. The decrease was primarily the result of lower gains from foreign currency transactions and lower equity earnings, mainly as a result of the disposition of our interest in Naryanmarneftegaz (NMNG) in Russia in 2012. These decreases were partially offset by higher crude oil volumes from Libya and lower exploration expenses.

Average production remained flat in the first quarter of 2013, compared with the first quarter of 2012. Increased production from Libya in the first quarter of 2013, compared with the ramp-up of production in the first quarter of 2012 following their period of civil unrest, and higher natural gas production was offset by lower production due to the disposition of our interest in NMNG in 2012.

Asset Dispositions

We plan to sell our 8.4 percent interest in Kashagan and our Algerian and Nigerian businesses. The transactions are expected to close in 2013, subject to customary governmental approvals. Results of operations related to Kashagan, Nigeria and Algeria have been classified as discontinued operations in all periods presented in this Form 10-Q.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2013	2012
Income (Loss) From Continuing Operations
Net interest	$(108)	(161)
Corporate general and administrative expenses	(27)	(74)
Technology	(8)	(18)
Separation costs	-	(33)
Other	(19)	(25)

	$(162)	(311)

Net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest decreased 33 percent in the first quarter of 2013, mainly as a result of lower interest expense due to lower average debt levels and higher capitalized interest on projects.

Corporate general and administrative expenses decreased 64 percent in the first quarter of 2013, mostly due to lower costs related to compensation and benefit plans and lower corporate contributions.

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

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars
	March 31 2013	December 31 2012

Short-term debt	$1,351	955
Total debt	21,670	21,725
Total equity	49,240	48,427
Percent of total debt to capital*	31%	31
Percent of floating-rate debt to total debt**	8%	9

  *Capital includes total debt and total equity.

**Includes effect of interest rate swaps.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Cash generated from continuing operating activities is the primary source of funding. In addition, during the first three months of 2013, we received $1,134 million in proceeds from asset sales. We used the remaining $748 million of our restricted cash balance, received in connection with the separation of Phillips 66, solely to pay dividends. During the first three months of 2013, the primary uses of our available cash were $3,391 million to support our ongoing capital expenditures and investments program and $815 million to pay dividends. During the first three months of 2013, cash and cash equivalents increased by $1,804 million to $5,422 million.

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

Significant Sources of Capital

Operating Activities

Cash provided by continuing operating activities was $4,608 million for the first three months of 2013, compared with $4,070 million for the corresponding period of 2012, a 13 percent increase. The increase was primarily due to a working capital benefit associated with the timing of certain tax payments and the tax impacts of dispositions.

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

Asset Sales

Proceeds from asset sales during the first three months of 2013 were $1,134 million, primarily from the sale of the majority of our properties in the Cedar Creek Anticline. This compares with proceeds of $1,102 million in the first three months of 2012, primarily from the sale of our Vietnam business. We have announced additional asset sales of $8.5 billion which are expected to close in 2013. We continue to evaluate opportunities to further optimize the portfolio.

Commercial Paper and Credit Facilities

At March 31, 2013, we had a revolving credit facility totaling $7.5 billion expiring in August 2016. Our revolving credit facility may be used as direct bank borrowings, as support for issuances of letters of credit totaling up to $750 million, or as support for our commercial paper programs. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or by any of its consolidated subsidiaries.

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

Our primary funding source for short-term working capital needs is the ConocoPhillips $6.35 billion commercial paper program. Commercial paper maturities are generally limited to 90 days. We also have the ConocoPhillips Qatar Funding Ltd. $1.15 billion commercial paper program, which is used to fund commitments relating to QG3. At both March 31, 2013 and December 31, 2012, we had no direct borrowings or letters of credit issued under the revolving credit facilities. In addition, under the ConocoPhillips Qatar Funding Ltd. commercial paper programs, $1,008 million of commercial paper was outstanding at March 31, 2013, compared with $1,055 million at December 31, 2012. Since we had $1,008 million of commercial paper outstanding and had issued no letters of credit, we had access to $6.5 billion in borrowing capacity under our revolving credit facilities at March 31, 2013.

Certain of our project-related contracts and derivative instruments contain provisions requiring us to post collateral. Although cash is the primary form of collateral, many of these contracts and instruments permit us to post letters of credit. At March 31, 2013 and December 31, 2012, we had direct bank letters of credit of $782 million and $852 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business.

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

Our debt balance at March 31, 2013 and December 31, 2012, was $21.7 billion. In April 2013, we repaid bonds at maturity totaling $850 million.

We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL. Quarterly principal and interest payments of $237 million began in the second quarter of 2007, and will continue until the balance is paid. Of the principal obligation amount, approximately $782 million was short-term and was included in the “Accounts payable—related parties” line on our March 31, 2013 consolidated balance sheet. The principal portion of these payments, which totaled $189 million in the first three months of 2013, is included in the “Other” line in the financing activities section on our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.

In February 2013, we announced a dividend of 66 cents per share. The dividend was paid March 1, 2013, to stockholders of record at the close of business on February 19, 2013.

Capital Spending

Capital Program

	Millions of Dollars
	Three Months Ended March 31
	2013 2012
Alaska	$262	186
Lower 48 and Latin America	1,280	1,267
Canada	675	629
Europe	791	622
Asia Pacific and Middle East	337	699
Other International	19	354
Corporate and Other	27	61

Capital expenditures and investments from continuing operations	$3,391	3,818

Discontinued operations in Kashagan, Nigeria and Algeria	$189	220
Joint venture acquisition obligation (principal)—Canada	189	180

Capital Program	$3,769	4,218

During the first three months of 2013, capital expenditures and investments from continuing operations supported key exploration and development programs, primarily:

—	Oil and natural gas exploration and development activities in the Lower 48, including the Eagle Ford, Bakken and Niobrara shale plays, and the Permian Basin.
—	Exploration leases and wells in deepwater Gulf of Mexico.
—	Oil sands development and ongoing liquids-focused plays in Canada.
—	Continued development of new fields offshore Malaysia and ongoing exploration and development activity onshore and offshore Indonesia and Australia.
—	In Europe, development activities in the Greater Ekofisk, Jasmine and Clair Ridge areas and appraisal activities in the Greater Clair Area.

Contingencies

A number of lawsuits involving a variety of claims arising in the ordinary course of business have been made against ConocoPhillips. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. With respect to income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain.

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

Environmental

We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 58–60 of our 2012 Annual Report on Form 10-K.

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2012, we reported we had been notified of potential liability under CERCLA and comparable state laws at 11 sites around the United States. During the quarter ended March 31, 2013, we were notified of 1 new site, increasing the number of unresolved sites with potential liability to 12 sites.

At March 31, 2013, our balance sheet included a total environmental accrual of $350 million, compared with $364 million at December 31, 2012. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

For other examples of legislation or precursors for possible regulation and factors on which the ultimate impact on our financial performance will depend, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 60–62 of our 2012 Annual Report on Form 10-K.

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

—	Fluctuations in crude oil, bitumen, natural gas, LNG and natural gas liquids prices.
—

Potential failures or delays in achieving expected reserve or production levels from existing and future oil and gas developments due to operating hazards, drilling risks and the inherent uncertainties in predicting reserves and reservoir performance.

—	Unsuccessful exploratory drilling activities or the inability to obtain access to exploratory acreage.
—	Unexpected changes in costs or technical requirements for constructing, modifying or operating exploration and production facilities.
—	Lack of, or disruptions in, adequate and reliable transportation for our crude oil, natural gas, natural gas liquids, bitumen and LNG.
—

Inability to timely obtain or maintain permits, including those necessary for drilling and/or development, construction of LNG terminals or regasification facilities; comply with government regulations; or make capital expenditures required to maintain compliance.

—	Failure to complete definitive agreements and feasibility studies for, and to timely complete construction of, announced and future exploration and production and LNG development.
—	Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events, terrorism or cyber attacks.
—	International monetary conditions and exchange controls.
—	Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations.
—	Liability for remedial actions, including removal and reclamation obligations, under environmental regulations.
—	Liability resulting from litigation.
—

General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, bitumen, natural gas, LNG or natural gas liquids pricing, regulation or taxation; other political, economic or diplomatic developments; and international monetary fluctuations.

—	Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business.
—	Limited access to capital or significantly higher cost of capital related to illiquidity or uncertainty in the domestic or international financial markets.
—	Delays in, or our inability to implement, our asset disposition plan.
—	Inability to obtain economical financing for development, construction or modification of facilities and general corporate purposes.
—	The operation and financing of our joint ventures.
—	The factors generally described in Item 1A—Risk Factors in our 2012 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2013, does not differ materially from that discussed under Item 7A in our 2012 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2013, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President, Finance and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2013.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the first quarter of 2013 and any material developments with respect to matters previously reported in ConocoPhillips’ 2012 Annual Report on Form 10-K. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings was decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission (SEC) regulations.

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

Matters Previously Reported—ConocoPhillips

The New Mexico Environment Department has issued four Notices of Violation (NOVs) to ConocoPhillips alleging a total of 20 individual violations for failure to comply with air emission recordkeeping, reporting and testing requirements at various natural gas compression operations in northwestern New Mexico. These violations are alleged to have occurred between 2006 and 2012. The agency is seeking a penalty of over $100,000. We have resolved two of the NOVs and are working with the agency to resolve the remaining two matters.

Matters Previously Reported—Phillips 66

On November 28, 2011, the Phillips 66 Borger Refinery received a Notice of Enforcement from the Texas Commission on Environmental Quality for alleged emissions events that occurred during inclement weather in January and February 2011. This matter was concluded with no impact to ConocoPhillips.

Item 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2012 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

None.

Item 6. EXHIBITS

10.1*	Offer letter from ConocoPhillips to Matthew J. Fox, dated November 18, 2011.

10.2*	Form of Make-up Grant Award Agreement under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Glenda M. Schwarz
Glenda M. Schwarz
Vice President and Controller
(Chief Accounting and Duly Authorized Officer)

April 30, 2013