Form 10-Q
period 2013-06-30
CONOCOPHILLIPS
filed 2013-08-02
CIK 1163165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark	One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-32395

ConocoPhillips

(Exact name of registrant as specified in its charter)

Delaware	01-0562944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 1,223,007,256 shares of common stock, $.01 par value, outstanding at June 30, 2013.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars

	Three Months Ended June 30		Six Months Ended June 30

	2013	2012	2013	2012

Revenues and Other Income
Sales and other operating revenues	$13,350	13,664	27,516	28,257
Equity in earnings of affiliates	494	529	856	1,019
Gain on dispositions	95	583	153	1,523
Other income	203	66	268	126

Total Revenues and Other Income	14,142	14,842	28,793	30,925

Costs and Expenses
Purchased commodities	5,521	5,721	11,355	11,799
Production and operating expenses	1,672	1,802	3,359	3,361
Selling, general and administrative expenses	193	235	358	561
Exploration expenses	321	265	598	940
Depreciation, depletion and amortization	1,832	1,580	3,639	3,151
Impairments	28	82	30	296
Taxes other than income taxes	642	900	1,534	1,995
Accretion on discounted liabilities	105	103	211	208
Interest and debt expense	139	197	269	387
Foreign currency transaction (gains) losses	(7)	12	(43)	17

Total Costs and Expenses	10,446	10,897	21,310	22,715

Income from continuing operations before income taxes	3,696	3,945	7,483	8,210
Provision for income taxes	1,630	2,225	3,393	4,311

Income From Continuing Operations	2,066	1,720	4,090	3,899
Income (loss) from discontinued operations*	(3)	569	126	1,345

Net income	2,063	2,289	4,216	5,244
Less: net income attributable to noncontrolling interests	(13)	(22)	(27)	(40)

Net Income Attributable to ConocoPhillips	$2,050	2,267	4,189	5,204

Amounts Attributable to ConocoPhillips Common Shareholders:
Income from continuing operations	$2,053	1,698	4,063	3,861
Income (loss) from discontinued operations	(3)	569	126	1,343

Net income	$2,050	2,267	4,189	5,204

Net Income Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic
Continuing operations	$1.66	1.36	3.30	3.05
Discontinued operations	-	0.46	0.10	1.06

Net Income Attributable to ConocoPhillips Per Share of Common Stock	$1.66	1.82	3.40	4.11

Diluted
Continuing operations	$1.65	1.35	3.28	3.03
Discontinued operations	-	0.45	0.10	1.05

Net Income Attributable to ConocoPhillips Per Share of Common Stock	$1.65	1.80	3.38	4.08

Dividends Paid Per Share of Common Stock (dollars)	$0.66	0.66	1.32	1.32

Average Common Shares Outstanding (in thousands)
Basic	1,229,773	1,248,300	1,229,504	1,265,896
Diluted	1,237,157	1,258,189	1,237,432	1,275,667

*Net of provision for income taxes on discontinued operations of:	$88	357	79	791
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars

	Three Months Ended June 30		Six Months Ended June 30

	2013	2012	2013	2012

Net Income	$2,063	2,289	4,216	5,244
Other comprehensive income (loss)
Defined benefit plans
Prior service cost arising during the period	-	-	-	-
Reclassification adjustment for amortization of prior service credit included in net income	(2)	(1)	(3)	(2)

Net change	(2)	(1)	(3)	(2)

Net actuarial gain (loss) arising during the period	1	(38)	1	(38)
Reclassification adjustment for amortization of net actuarial losses included in net income	57	60	114	138

Net change	58	22	115	100
Nonsponsored plans*	-	2	1	5
Income taxes on defined benefit plans	(20)	2	(42)	(27)

Defined benefit plans, net of tax	36	25	71	76

Unrealized holding gain on securities	-	1	-	1
Income taxes on unrealized holding gain on securities	-	-	-	-

Unrealized gain on securities, net of tax	-	1	-	1

Foreign currency translation adjustments	(1,684)	(513)	(2,328)	339
Reclassification adjustment for gain (loss) included in net income	-	-	(4)	1
Income taxes on foreign currency translation adjustments	10	13	14	(6)

Foreign currency translation adjustments, net of tax	(1,674)	(500)	(2,318)	334

Hedging activities	-	5	-	6
Income taxes on hedging activities	-	-	-	-

Hedging activities, net of tax	-	5	-	6

Other Comprehensive Income (Loss), Net of Tax	(1,638)	(469)	(2,247)	417

Comprehensive Income	425	1,820	1,969	5,661
Less: comprehensive income attributable to noncontrolling interests	(13)	(22)	(27)	(40)

Comprehensive Income Attributable to ConocoPhillips	$412	1,798	1,942	5,621

*Plans for which ConocoPhillips is not the primary obligor—primarily those administered by equity affiliates.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars

	June 30 2013	December 31 2012

Assets
Cash and cash equivalents	$3,909	3,618
Short-term investments	75	-
Restricted cash	-	748
Accounts and notes receivable (net of allowance of $10 million in 2013 and $10 million in 2012)	8,214	8,929
Accounts and notes receivable—related parties	206	253
Inventories	1,134	965
Prepaid expenses and other current assets	9,064	9,476

Total Current Assets	22,602	23,989
Investments and long-term receivables	22,576	23,489
Loans and advances—related parties	1,440	1,517
Net properties, plants and equipment (net of accumulated depreciation, depletion and amortization of $60,824 million in 2013 and $58,916 million in 2012)	69,438	67,263
Other assets	891	886

Total Assets	$116,947	117,144

Liabilities
Accounts payable	$9,410	9,154
Accounts payable—related parties	1,027	859
Short-term debt	554	955
Accrued income and other taxes	2,813	3,366
Employee benefit obligations	536	742
Other accruals	2,375	2,367

Total Current Liabilities	16,715	17,443
Long-term debt	21,167	20,770
Asset retirement obligations and accrued environmental costs	8,761	8,947
Joint venture acquisition obligation—related party	2,408	2,810
Deferred income taxes	13,986	13,185
Employee benefit obligations	3,203	3,346
Other liabilities and deferred credits	1,775	2,216

Total Liabilities	68,015	68,717

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2013—1,765,237,929 shares; 2012—1,762,247,949 shares)
Par value	18	18
Capital in excess of par	45,531	45,324
Treasury stock (at cost: 2013—542,230,673 shares; 2012—542,230,673 shares)	(36,780)	(36,780)
Accumulated other comprehensive income	1,840	4,087
Retained earnings	37,899	35,338

Total Common Stockholders’ Equity	48,508	47,987
Noncontrolling interests	424	440

Total Equity	48,932	48,427

Total Liabilities and Equity	$116,947	117,144

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars

	Six Months Ended June 30

	2013	2012

Cash Flows From Operating Activities
Net income	$4,216	5,244
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	3,639	3,151
Impairments	30	296
Dry hole costs and leasehold impairments	212	634
Accretion on discounted liabilities	211	208
Deferred taxes	684	415
Undistributed equity earnings	(228)	(256)
Gain on dispositions	(153)	(1,523)
Income from discontinued operations	(126)	(1,345)
Other	(486)	(106)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	659	(386)
Decrease (increase) in inventories	(179)	24
Decrease (increase) in prepaid expenses and other current assets	(236)	168
Increase in accounts payable	394	195
Decrease in taxes and other accruals	(340)	(571)

Net cash provided by continuing operating activities	8,297	6,148
Net cash provided by discontinued operations	174	384

Net Cash Provided by Operating Activities	8,471	6,532

Cash Flows From Investing Activities
Capital expenditures and investments	(7,096)	(7,441)
Proceeds from asset dispositions	1,676	1,566
Net sales (purchases) of short-term investments	(74)	597
Collection of advances/loans—related parties	71	48
Other	(46)	20

Net cash used in continuing investing activities	(5,469)	(5,210)
Net cash used in discontinued operations	(379)	(715)

Net Cash Used in Investing Activities	(5,848)	(5,925)

Cash Flows From Financing Activities
Issuance of debt	-	831
Repayment of debt	(898)	(47)
Special cash distribution from Phillips 66	-	7,818
Change in restricted cash	748	(5,000)
Issuance of company common stock	(5)	45
Repurchase of company common stock	-	(4,949)
Dividends paid	(1,629)	(1,661)
Other	(391)	(369)

Net cash used in continuing financing activities	(2,175)	(3,332)
Net cash used in discontinued operations	-	(2,019)

Net Cash Used in Financing Activities	(2,175)	(5,351)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(157)	8

Net Change in Cash and Cash Equivalents	291	(4,736)
Cash and cash equivalents at beginning of period	3,618	5,780

Cash and Cash Equivalents at End of Period	$3,909	1,044

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

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

Note 3—Discontinued Operations

Separation of Downstream Business

On April 30, 2012, the separation of our Downstream business was completed, creating two independent energy companies: ConocoPhillips and Phillips 66. In connection with the separation, Phillips 66 distributed approximately $7.8 billion to us in a special cash distribution. The principal funds from the special cash distribution were designated solely to pay dividends, repurchase common stock, repay debt, or a combination of the foregoing, within twelve months following the distribution. The cash was included in the “Restricted cash” line on our consolidated balance sheet. No balance remained from the cash distribution as of June 30,

2013. We also entered into several agreements with Phillips 66 in order to effect the separation and govern our relationship with Phillips 66.

Sales and other operating revenues and income from discontinued operations related to Phillips 66 for the three- and six-month periods ended June 30, 2012, were as follows:

	Millions of Dollars

	2012

	Three Months Ended June 30	Six Months Ended June 30

Sales and other operating revenues from discontinued operations	$16,609	62,107

Income from discontinued operations before-tax	$782	1,790
Income tax expense	248	542

Income from discontinued operations	$534	1,248

Income from discontinued operations after-tax includes transaction, information systems and other costs incurred to effect the separation of $26 million and $70 million for the three- and six-month periods ended June 30, 2012, respectively. No separation costs were incurred during the first six months of 2013.

Prior to the separation, commodity sales to Phillips 66 were $919 million and $4,973 million for the three- and six-month periods ended June 30, 2012, respectively. Commodity purchases from Phillips 66 prior to the separation were $7 million and $166 million for the three- and six-month periods ended June 30, 2012, respectively. Prior to May 1, 2012, commodity sales and related costs were eliminated in consolidation between ConocoPhillips and Phillips 66. Beginning May 1, 2012, these revenues and costs represent third-party transactions with Phillips 66.

Other Discontinued Operations

As part of our ongoing asset disposition program, we agreed to sell our interest in Kashagan and our Algerian and Nigerian businesses (collectively, the “Disposition Group”). The Disposition Group was previously part of the Other International operating segment.

On November 26, 2012, we notified government authorities in Kazakhstan and co-venturers of our intent to sell the Company’s 8.4 percent interest in Kashagan to ONGC Videsh Limited (OVL). On July 2, 2013, we received notification from the government of Kazakhstan indicating it is exercising its right to pre-empt the proposed sale to OVL and designating KazMunayGas as the entity to acquire the interest. Expected proceeds are approximately $5.4 billion, including expected working capital and customary adjustments at closing. The transaction is expected to close in 2013. We recorded pre-tax impairments of $606 million and $43 million in the fourth quarter of 2012 and first quarter of 2013, respectively. At June 30, 2013, the carrying value of the net assets related to our interest in Kashagan was $5.2 billion, net of impairments.

On December 18, 2012, we entered into an agreement with Pertamina to sell our wholly owned subsidiary, ConocoPhillips Algeria Ltd., for a total of $1.75 billion plus customary adjustments. The transaction is anticipated to close in 2013. We received a deposit of $175 million in December 2012. The deposit is refundable in the event our co-venturer exercises its preemptive rights, which have been waived, or government approval is not received. At June 30, 2013, the net carrying value of our Algerian assets was $674 million.

On December 20, 2012, we entered into agreements with affiliates of Oando PLC to sell our Nigerian business unit for a total of $1.79 billion plus customary adjustments. The transaction is anticipated to close in 2013. We received a deposit of $435 million in December 2012. The deposit is only refundable in the event of default by us. At June 30, 2013, the net carrying value of our Nigerian assets was $378 million.

At June 30, 2013, each component of the Disposition Group met the criteria to be classified as held for sale. Accordingly, we classified $16 million of loans and advances to related parties in the “Accounts and notes receivable—related parties” line and $7,254 million of noncurrent assets in the “Prepaid expenses and other current assets” line of our consolidated balance sheet. In addition, we classified $853 million of noncurrent liabilities in the “Accrued income and other taxes” line and $135 million of asset retirement obligations in the “Other accruals” line of our consolidated balance sheet. The carrying amounts of the major classes of assets and liabilities associated with the Disposition Group were as follows:

	Millions of Dollars

	June 30 2013	December 31 2012

Assets
Accounts and notes receivable	$247	268
Accounts and notes receivable—related parties	2	1
Inventories	51	44
Prepaid expenses and other current assets	127	220

Total current assets of discontinued operations	427	533
Investments and long-term receivables	293	272
Loans and advances—related parties	16	29
Net properties, plants and equipment	6,959	6,629
Other assets	2	4

Total assets of discontinued operations	$7,697	7,467

Liabilities
Accounts payable	$417	471
Accrued income and other taxes	37	125

Total current liabilities of discontinued operations	454	596
Asset retirement obligations and accrued environmental costs	135	131
Deferred income taxes	853	759

Total liabilities of discontinued operations	$1,442	1,486

Sales and other operating revenues and income (loss) from discontinued operations related to the Disposition Group were as follows:

	Millions of Dollars

	Three Months Ended June 30		Six Months Ended June 30

	2013	2012	2013	2012

Sales and other operating revenues from discontinued operations	$210	324	539	715

Income from discontinued operations before-tax	$85	144	205	346
Income tax expense	88	109	79	249

Income (loss) from discontinued operations	$(3)	35	126	97

Note 4—Variable Interest Entities (VIEs)

We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on our significant VIEs follows:

Freeport LNG Development, L.P. (Freeport LNG)

We have an agreement with Freeport LNG to participate in a liquefied natural gas (LNG) receiving terminal in Quintana, Texas. We have no ownership in Freeport LNG; however, we own a 50 percent interest in Freeport LNG GP, Inc. (Freeport GP), which serves as the general partner managing the venture. We entered into a credit agreement with Freeport LNG, whereby we agreed to provide loan financing for the construction of the terminal. We also entered into a long-term agreement with Freeport LNG to use 0.9 billion cubic feet per day of regasification capacity, which expires in 2033. The terminal became operational in June 2008, and we began making payments under the terminal use agreement. At June 30, 2013, the prepaid balance of the terminal use agreement was $256 million, which is primarily reflected in the “Other assets” line on our consolidated balance sheet. Freeport LNG began making loan repayments in September 2008, and the loan balance outstanding was $536 million at June 30, 2013, and $565 million at December 31, 2012.

In July 2013, we reached an agreement with Freeport LNG to terminate our long-term agreement at the Freeport LNG Terminal, subject to Freeport LNG obtaining regulatory approval and project financing for an LNG liquefaction and export facility in Texas, in which we are not a participant. Upon satisfaction of these conditions, currently expected to occur by the end of the first quarter of 2014, we will pay Freeport LNG a termination fee of approximately $600 million. Freeport LNG will repay the outstanding ConocoPhillips loan used by Freeport to partially fund the original construction of the terminal. When the agreement becomes effective, we expect to recognize an after-tax charge to earnings of approximately $540 million. Our terminal regasification capacity will be reduced from 0.9 billion cubic feet per day to 0.4 billion cubic feet per day, until July 1, 2016, at which time it will be reduced to zero.

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

As of June 30, 2013, we have not provided, nor do we expect to provide in the future, any financial support to APLNG other than amounts previously contractually required. In addition, unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of APLNG. See Note 7—Investments, Loans and Long-Term Receivables, and Note 13—Guarantees, for additional information.

Note 5—Inventories

Inventories consisted of the following:

	Millions of Dollars

	June 30 2013	December 31 2012

Crude oil and petroleum products	$392	244
Materials, supplies and other	742	721

	$1,134	965

Inventories valued on the last-in, first-out (LIFO) basis totaled $252 million and $147 million at June 30, 2013, and December 31, 2012, respectively. The estimated excess of current replacement cost over LIFO cost of inventories was approximately $168 million at June 30, 2013, and $200 million at December 31, 2012.

Note 6—Assets Held for Sale or Sold

Our interest in Kashagan and the Algerian and Nigerian business units were considered held for sale at June 30, 2013. These assets are classified as discontinued operations. See Note 3—Discontinued Operations, for additional information.

In June 2013, we sold a portion of our working interests in the Browse and Canning basins for approximately $402 million. We received $369 million in the second quarter of 2013 and recorded a receivable of $33 million as of June 30, 2013. Because we retain a working interest in the unproved properties, proceeds were treated as a reduction of the carrying value of properties, plants and equipment (PP&E) with no gain or loss on disposition recognized. Prior to the partial disposition, the carrying value of the PP&E associated with our interests, included in our Asia Pacific and Middle East segment, was $486 million.

Note 7—Investments, Loans and Long-Term Receivables

APLNG

In the fourth quarter of 2012, APLNG satisfied all conditions precedent to drawdown from the $8.5 billion project finance facility. The facility consists of financing agreements executed by APLNG with the Export-Import Bank of the United States for approximately $2.9 billion, the Export-Import Bank of China for approximately $2.7 billion, and a syndicate of Australian and international commercial banks for approximately $2.9 billion. In connection with the execution of the project financing, we provided a completion guarantee for our pro-rata share of the project finance facility until the project achieves financial completion. See Note 13—Guarantees, for additional information.

APLNG is considered a VIE, as it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. See Note 4—Variable Interest Entities (VIEs), for additional information.

At June 30, 2013, the book value of our equity method investment in APLNG was $9,700 million, which included $1,472 million of cumulative translation effects due to strengthening of the Australian dollar relative to the U.S. dollar over time, and is included in the “Investments and long-term receivables” line on our consolidated balance sheet.

Loans and Long-Term Receivables

As part of our normal ongoing business operations and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. Significant loans to affiliated companies at June 30, 2013, included the following:

•	$536 million in loan financing to Freeport LNG. See Note 4—Variable Interest Entities (VIEs), for additional information.
•	$1,050 million in project financing to Qatar Liquefied Gas Company Limited (3) (QG3).

The long-term portion of these loans is included in the “Loans and advances—related parties” line on our consolidated balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.”

Note 8—Suspended Wells

The capitalized cost of suspended wells at June 30, 2013, was $915 million, a decrease of $123 million from $1,038 million at year-end 2012. No suspended wells were charged to dry hole expense during the first six months of 2013 relating to exploratory well costs capitalized for a period greater than one year as of December 31, 2012.

Note 9—Impairments

During the three- and six-month periods of 2013 and 2012, we recognized before-tax impairment charges within the following segments:

	Millions of Dollars

	Three Months Ended June 30		Six Months Ended June 30

	2013	2012	2013	2012

Canada	$-	-	-	213
Europe	28	78	28	79
Asia Pacific and Middle East	-	4	2	4

	$28	82	30	296

In the second quarters of 2013 and 2012, we recorded impairments in our Europe segment of $28 million and $78 million, respectively, primarily due to increases in the asset retirement obligation for the Don Field in the United Kingdom, which has ceased production. Additionally, the six-month period of 2012 included a $213 million property impairment in our Canada segment for the carrying value of capitalized project development costs associated with our Mackenzie Gas Project. Advancement of the project was suspended indefinitely in the first quarter of 2012 due to a continued decline in market conditions and the lack of acceptable commercial terms. We also recorded a $481 million impairment for the undeveloped leasehold costs associated with the project, which was included in the “Exploration expenses” line on our consolidated income statement.

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

At June 30, 2013, and December 31, 2012, we had no direct outstanding borrowings or letters of credit issued under our revolving credit facilities. In addition, under the ConocoPhillips Qatar Funding Ltd. commercial paper program, there was $1,009 million of commercial paper outstanding at June 30, 2013, compared with $1,055 million at December 31, 2012. Since we had $1,009 million of commercial paper outstanding and had issued no letters of credit, we had access to $6.5 billion in borrowing capacity under our revolving credit facilities at June 30, 2013.

At June 30, 2013, we classified $915 million of short-term debt as long-term debt, based on our ability and intent to refinance the obligation on a long-term basis under our revolving credit facilities.

During the second quarter of 2013, a lease of a semi-submersible floating production system (FPS) commenced for the Gumusut development, located in Malaysia, in which we are a co-venturer. The FPS lease provides for an initial noncancelable term of 15 years, a subsequent 5-year cancelable term with no required lease payments, and an additional 5-year term with terms and conditions to be agreed at a later date. The lease has no ongoing purchase options or escalation clauses. Certain contingent rental payments may be incurred if actual commissioning costs exceed provisioned amounts. The lease does not impose any significant restrictions concerning dividends, debt or further leasing activities.

A capital lease asset and capital lease obligation were recognized for our proportionate interest in the FPS of $906 million, based on the present value of the future minimum lease payments using our pre-tax incremental borrowing rate of 3.58 percent for debt with similar terms. The capital lease asset will be depreciated over a period consistent with the estimated proved reserves of Gumusut using the unit-of-production method with the associated depreciation included in the “Depreciation, depletion and amortization” line on our consolidated income statement. Future minimum lease payments under the capital lease are $46 million for the remainder of 2013, $78 million per year for 2014 through 2017 and $814 million for all years thereafter.

In April 2013, we repaid the following debt instruments at maturity:

•	The $100 million 7.625% Debentures due 2013.
•	The $750 million 5.50% Notes due 2013.

Note 11—Joint Venture Acquisition Obligation

We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL Partnership. Quarterly principal and interest payments of $237 million began in the second quarter of 2007, and will continue until the balance is paid. Of the principal obligation amount, approximately $793 million was short-term and was included in the “Accounts payable—related parties” line on our June 30, 2013 consolidated balance sheet. The principal portion of these payments, which totaled $381 million in the first six months of 2013, is included in the “Other” line in the financing activities section on our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.

Note 12—Noncontrolling Interests

Activity attributable to common stockholders’ equity and noncontrolling interests for the first six months of 2013 and 2012 was as follows:

	Millions of Dollars

	2013			2012

	Common Stockholders’ Equity	Non- Controlling Interest	Total Equity	Common Stockholders’ Equity	Non- Controlling Interest	Total Equity

Balance at January 1	$47,987	440	48,427	65,239	510	65,749
Net income	4,189	27	4,216	5,204	40	5,244
Dividends	(1,629)	-	(1,629)	(1,661)	-	(1,661)
Repurchase of company common stock	-	-	-	(4,949)	-	(4,949)
Distributions to noncontrolling interests	-	(43)	(43)	-	(47)	(47)
Separation of Downstream business	-	-	-	(18,641)	(31)	(18,672)
Other changes, net*	(2,039)	-	(2,039)	779	-	779

Balance at June 30	$48,508	424	48,932	45,971	472	46,443

*Includes components of other comprehensive income, which are disclosed separately in our consolidated statement of comprehensive income.

Note 13—Guarantees

At June 30, 2013, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

APLNG Guarantees

At June 30, 2013, we have outstanding multiple guarantees in connection with our 37.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing June 2013 exchange rates:

•

We have guaranteed APLNG’s performance with regard to a construction contract executed in connection with APLNG’s issuance of the Train 1 and Train 2 Notices to Proceed. We estimate the remaining term of this guarantee is four years. Our maximum potential amount of future payments related to this guarantee is approximately $200 million and would become payable if APLNG cancels the applicable construction contract and does not perform with respect to the amounts owed to the contractor.

•

We have issued a construction completion guarantee related to the third-party project financing secured by APLNG. Our maximum potential amount of future payments under the guarantee is estimated to be $3.2 billion, which could be payable if the full debt financing capacity is utilized and completion of the project is not achieved. Our guarantee of the project financing will be released upon meeting certain completion milestones, which we estimate would occur beginning in 2016. Our maximum exposure at June 30, 2013, is $2.1 billion based upon our pro-rata share of the facility used at that date. At June 30, 2013, the carrying value of this guarantee is approximately $114 million.

•

In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy in October 2008, we agreed to guarantee an existing obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of 3 to 18 years. Our maximum potential amount of future payments, or cost of volume delivery, under these guarantees is estimated to be $1.0 billion ($2.1 billion in the event of intentional or reckless breach), and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.

•

We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of up to 32 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $190 million and would become payable if APLNG does not perform.

Other Guarantees

We have other guarantees with maximum future potential payment amounts totaling approximately $280 million, which consist primarily of guarantees of the residual value of leased corporate aircraft, guarantees to fund the short-term cash liquidity deficit of two joint ventures, a guarantee for our portion of a joint venture’s debt obligations and a guarantee of minimum charter revenue for an LNG vessel. These guarantees have remaining terms of up to 11 years or the life of the venture and would become payable if, upon sale, certain asset values are lower than guaranteed amounts, business conditions decline at guaranteed entities, or as a result of non-performance of contractual terms by guaranteed parties.

Indemnifications

Over the years, we have entered into various lease agreements or agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. Agreements associated with these leases and sales include indemnifications for taxes, environmental liabilities, permits and licenses, employee claims, real estate indemnity against tenant defaults, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at June 30, 2013, was approximately $60 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount were approximately $50 million of environmental accruals for known contamination that are included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 14—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except in respect of sites acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2013, our balance sheet included a total environmental accrual of $359 million, compared with $364 million at December 31, 2012. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at June 30, 2013, we had performance obligations secured by letters of credit of $786 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.

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

In 2008, Burlington Resources, Inc., a wholly owned subsidiary of ConocoPhillips, initiated arbitration before ICSID against The Republic of Ecuador, as a result of the newly enacted Windfall Profits Tax Law and government-mandated renegotiation of our production sharing contracts. Despite a restraining order issued by the ICSID tribunal, Ecuador confiscated the crude oil production of Burlington and its co-venturer and sold the seized crude oil. In 2009, Ecuador took over operations in Blocks 7 and 21, fully expropriating our assets. In June 2010, the ICSID tribunal concluded it has jurisdiction to hear the expropriation claim. On April 24, 2012, Ecuador filed a supplemental counterclaim asserting environmental damages, which we believe are not material. The ICSID tribunal issued a decision on liability on December 14, 2012, in favor of Burlington, finding that Ecuador's seizure of Blocks 7 and 21 was an unlawful expropriation in violation of the Ecuador-U.S. Bilateral Investment Treaty. An additional arbitration phase is now proceeding to determine the damages owed to ConocoPhillips for Ecuador’s actions.

ConocoPhillips served a Notice of Arbitration on the Timor-Leste Minister of Finance in October 2012 for outstanding disputes related to a series of tax assessments. Between December 2010 and June 2013, ConocoPhillips paid, under protest, tax assessments totaling approximately $231 million, which are primarily recorded in the “Investments and long-term receivables” line on our consolidated balance sheet. The arbitration will be conducted in Singapore under the United Nations Commission on International Trade Laws (UNCITRAL) arbitration rules, pursuant to the terms of the Tax Stability Agreement with the Timor-Leste government. The arbitration process is currently underway. Future impacts on our business are not known at this time.

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

The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars

	June 30 2013	December 31 2012

Assets
Prepaid expenses and other current assets	$1,130	1,538
Other assets	106	105
Liabilities
Other accruals	1,166	1,509
Other liabilities and deferred credits	100	99

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Sales and other operating revenues*	$25	263	(183)	(140)
Other income	1	1	3	(5)
Purchased commodities*	(14)	(294)	171	104

*2012 has been restated to eliminate certain non-derivative transactions and realign certain derivative transactions between sales and purchases.

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts.

	Open Position Long/(Short)

	June 30 2013	December 31 2012

Natural gas and power (billions of cubic feet equivalent)
Fixed price	(31)	(48)
Basis	(29)	125

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

The following table presents the gross fair values of our foreign currency exchange derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars

	June 30 2013	December 31 2012

Assets
Prepaid expenses and other current assets	$5	32
Liabilities
Other accruals	22	2
Other liabilities and deferred credits	-	1

The (gains) losses from foreign currency exchange derivatives incurred, and the line item where they appear on our consolidated income statement were:

	Millions of Dollars

	Three Months Ended June 30		Six Months Ended June 30

	2013	2012	2013	2012

Foreign currency transaction (gains) losses	$35	(75)	57	(90)

We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions Notional Currency

		June 30 2013	December 31 2012

Sell U.S. dollar, buy other currencies*	USD	1,833	2,573
Buy U.S. dollar, sell other currencies**	USD	25	140
Buy British pound, sell euro	GBP	47	-
Buy euro, sell British pound	EUR	-	96

*Primarily Norwegian krone and British pound.

**Primarily euro, Canadian dollar and Norwegian krone.

Financial Instruments

We have certain financial instruments on our consolidated balance sheet related to interest bearing time deposits and commercial paper. These held-to-maturity financial instruments are included in “Cash and cash equivalents” on our consolidated balance sheet if the maturities at the time we made the investments were 90 days or less; otherwise, these investments are included in “Short-term investments” on our consolidated balance sheet.

These balances consisted of the following:

	Millions of Dollars

	Carrying Amount

	Cash and Cash Equivalents		Short-Term Investments

	June 30 2013	December 31 2012	June 30 2013	December 31 2012

Cash	$757	829	-	-
Time Deposits	3,152	2,789	75	-

	$3,909	3,618	75	-

In conjunction with the separation of our Downstream business, we received a special cash distribution from Phillips 66. See Note 3—Discontinued Operations, for additional information. The balance of the special cash distribution was zero at June 30, 2013, and $748 million at December 31, 2012, and was included in “Restricted cash” on our consolidated balance sheet. At December 31, 2012, the funds in the restricted cash account were invested in money market funds with maturities within 90 days from December 31, 2012.

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

The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position on June 30, 2013, and December 31, 2012, was $122 million and $130 million, respectively. For these instruments, no collateral was posted as of June 30, 2013 or December 31, 2012. If our credit rating had been lowered one level from its “A” rating (per Standard and Poor’s) on June 30, 2013, we would be required to post no additional collateral to our counterparties. If we had been downgraded below investment grade, we would be required to post $122 million of additional collateral, either with cash or letters of credit.

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

The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars

	June 30, 2013				December 31, 2012

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Deferred compensation investments	$299	-	-	299	305	-	-	305
Commodity derivatives	903	316	15	1,234	1,052	567	18	1,637

Total assets	$1,202	316	15	1,533	1,357	567	18	1,942

Liabilities
Commodity derivatives	$928	334	2	1,264	1,031	567	4	1,602

Total liabilities	$928	334	2	1,264	1,031	567	4	1,602

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet:

	Millions of Dollars

	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Excluding Collateral	Cash Collateral	Net Amounts Subject to Setoff

June 30, 2013
Assets	$1,200	1,064	136	20	116
Liabilities	1,241	1,064	177	48	129

December 31, 2012
Assets	$1,621	1,403	218	29	189
Liabilities	1,588	1,403	185	16	169

At June 30, 2013, and December 31, 2012, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Reported Fair Values of Financial Instruments

We used the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and cash equivalents, restricted cash and short-term investments: The carrying amount reported on the balance sheet approximates fair value.
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

•

Joint venture acquisition obligation—related party: Fair value is estimated based on the net present value of the future cash flows as a Level 2 fair value. At June 30, 2013, and December 31, 2012, effective yield rates were 0.81 percent and 0.7 percent, respectively, based on yields of U.S. Treasury securities of similar average duration adjusted for our average credit risk spread and the amortizing nature of the obligation principal. See Note 11—Joint Venture Acquisition Obligation, for additional information.

The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars

	Carrying Amount		Fair Value

	June 30 2013	December 31 2012	June 30 2013	December 31 2012

Financial assets
Deferred compensation investments	$299	305	299	305
Commodity derivatives	159	221	159	221
Total loans and advances—related parties	1,613	1,697	1,760	1,916
Financial liabilities
Total debt, excluding capital leases	20,799	21,709	23,778	26,349
Total joint venture acquisition obligation	3,201	3,582	3,501	3,968
Commodity derivatives	161	199	161	199

Note 17—Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the equity section of our consolidated balance sheet included:

	Millions of Dollars

	Defined Benefit Plans	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)

December 31, 2012	$(1,425)	5,512	4,087
Other comprehensive income (loss)	71	(2,318)	(2,247)

June 30, 2013	$(1,354)	3,194	1,840

The following table summarizes reclassifications out of accumulated other comprehensive income during the three- and six-month periods ended June 30, 2013:

	Millions of Dollars

	2013

	Three Months Ended June 30	Six Months Ended June 30

Defined Benefit Plans	$36	71

Above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $20 million and $42 million for the three- and six-month periods ended June 30, 2013, respectively. See Note 19—Employee Benefit Plans, for additional information.

There were no items within accumulated other comprehensive income related to noncontrolling interests.

Note 18—Cash Flow Information

	Millions of Dollars

	Six Months Ended June 30

	2013	2012

Cash Payments
Interest	$259	383
Income taxes	2,861	4,445

Net Sales (Purchases) of Short-Term Investments
Short-term investments purchased	$(97)	(497)
Short-term investments sold	23	1,094

	$(74)	597

During the second quarter of 2013, we incurred a capital lease obligation, a non-cash financing activity, for $906 million. For more information about this capital lease obligation, see Note 10—Debt.

Note 19—Employee Benefit Plans

Pension and Postretirement Plans

	Millions of Dollars

	Pension Benefits				Other Benefits

	2013		2012		2013	2012

	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$34	25	42	22	1	2
Interest cost	36	36	48	38	6	8
Expected return on plan assets	(46)	(39)	(56)	(40)	-	-
Amortization of prior service cost (credit)	1	(2)	2	(2)	(1)	(1)
Recognized net actuarial loss	38	18	45	15	1	-

Net periodic benefit cost	$63	38	81	33	7	9

Six Months Ended June 30
Service cost	$69	51	100	50	2	4
Interest cost	72	73	111	81	12	18
Expected return on plan assets	(93)	(80)	(130)	(83)	-	-
Amortization of prior service cost (credit)	3	(4)	4	(4)	(2)	(2)
Recognized net actuarial (gain) loss	75	37	104	33	2	(1)

Net periodic benefit cost	$126	77	189	77	14	19

In connection with the separation of the Downstream business on April 30, 2012, ConocoPhillips entered into an Employee Matters Agreement with Phillips 66 which provides that employees of Phillips 66 will no longer participate in benefit plans sponsored or maintained by ConocoPhillips upon separation. As such, changes in net periodic benefit cost included in the table above primarily relate to the employees of Phillips 66 no longer participating in the ConocoPhillips benefit plans for the three- and six-month periods ended June 30, 2013.

During the first six months of 2013, we contributed $132 million to our domestic benefit plans and $96 million to our international benefit plans.

Note 20—Related Party Transactions

We consider our equity method investments to be related parties. Significant transactions with related parties were:

	Millions of Dollars

	Three Months Ended June 30		Six Months Ended June 30

	2013	2012	2013	2012

Operating revenues and other income	$31	11	39	34
Purchases*	49	93	90	136
Operating expenses and selling, general and administrative expenses	43	41	89	81
Net interest expense**	7	10	16	21

    *2012 has been restated to eliminate certain non-related party transactions.

**We paid interest to, or received interest from, various affiliates, including FCCL Partnership. See Note 7—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

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

Analysis of Results by Operating Segment

	Millions of Dollars

	Three Months Ended June 30		Six Months Ended June 30

	2013	2012	2013	2012

Sales and Other Operating Revenues
Alaska	$2,169	2,393	4,273	5,130

Lower 48 and Latin America	4,901	4,172	9,723	9,303
Intersegment eliminations	(26)	(41)	(55)	(156)

Lower 48 and Latin America	4,875	4,131	9,668	9,147

Canada	1,405	1,074	2,660	2,292
Intersegment eliminations	(155)	(77)	(313)	(213)

Canada	1,250	997	2,347	2,079

Europe	2,408	3,926	5,861	7,528
Intersegment eliminations	-	-	-	(72)

Europe	2,408	3,926	5,861	7,456

Asia Pacific and Middle East	2,086	1,634	4,304	3,530
Other International	457	573	940	883
Corporate and Other	105	10	123	32

Consolidated sales and other operating revenues	$13,350	13,664	27,516	28,257

Net Income Attributable to ConocoPhillips
Alaska	$682	551	1,225	1,171
Lower 48 and Latin America	247	119	380	374
Canada	5	(94)	138	(643)
Europe	261	669	692	1,058
Asia Pacific and Middle East	1,017	772	1,935	2,510
Other International	14	(57)	28	(36)
Corporate and Other	(173)	(262)	(335)	(573)
Discontinued operations	(3)	569	126	1,343

Consolidated net income attributable to ConocoPhillips	$2,050	2,267	4,189	5,204

	Millions of Dollars

	June 30 2013	December 31 2012

Total Assets
Alaska	$11,380	10,950
Lower 48 and Latin America	29,012	28,895
Canada	21,938	22,308
Europe	14,966	15,562
Asia Pacific and Middle East	23,997	23,721
Other International	1,720	1,418
Corporate and Other	6,237	6,823
Discontinued operations	7,697	7,467

Consolidated total assets	$116,947	117,144

Note 22—Income Taxes

Our effective tax rates from continuing operations for the second quarter and first six months of 2013 were 44 percent and 45 percent, respectively, compared with 56 percent and 53 percent for the same two periods of 2012. The lower rates were due primarily to a smaller proportion of income in higher tax jurisdictions in 2013. Additionally, the tax rate for the first six months of 2013 reflected a favorable tax resolution associated with the sale of certain western Canada properties, which occurred in a prior year.

During the first six months of 2013, unrecognized tax benefits decreased $255 million to $617 million at June 30, 2013, mainly due to the favorable tax resolution noted above. Included in this balance is $387 million which, if recognized, would impact our effective tax rate.

For both the second quarter and the first six months of 2013, the effective tax rate in excess of the domestic federal statutory rate of 35 percent was primarily due to foreign taxes.

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

•	All other nonguarantor subsidiaries of ConocoPhillips.
•	The consolidating adjustments necessary to present ConocoPhillips’ results on a consolidated basis.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars

	Three Months Ended June 30, 2013

Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	ConocoPhillips Canada Funding Company II	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	4,621	-	-	-	8,729	-	13,350
Equity in earnings of affiliates	2,449	2,811	-	-	-	558	(5,324)	494
Gain on dispositions	-	3	-	-	-	92	-	95
Other income	-	163	-	-	-	40	-	203
Intercompany revenues	21	30	2	22	9	1,741	(1,825)	-

Total Revenues and Other Income	2,470	7,628	2	22	9	11,160	(7,149)	14,142

Costs and Expenses
Purchased commodities	-	3,978	-	-	-	2,758	(1,215)	5,521
Production and operating expenses	-	377	-	-	-	1,313	(18)	1,672
Selling, general and administrative expenses	2	128	-	-	-	64	(1)	193
Exploration expenses	-	191	-	-	-	130	-	321
Depreciation, depletion and amortization	-	221	-	-	-	1,611	-	1,832
Impairments	-	-	-	-	-	28	-	28
Taxes other than income taxes	-	48	-	-	-	594	-	642
Accretion on discounted liabilities	-	14	-	-	-	91	-	105
Interest and debt expense	605	77	2	20	8	18	(591)	139
Foreign currency transaction (gains) losses	24	1	-	(48)	(16)	32	-	(7)

Total Costs and Expenses	631	5,035	2	(28)	(8)	6,639	(1,825)	10,446

Income from continuing operations before income taxes	1,839	2,593	-	50	17	4,521	(5,324)	3,696
Provision for income taxes	(214)	144	-	3	-	1,697	-	1,630

Income From Continuing Operations	2,053	2,449	-	47	17	2,824	(5,324)	2,066
Income (loss) from discontinued operations	(3)	(3)	-	-	-	(3)	6	(3)

Net income	2,050	2,446	-	47	17	2,821	(5,318)	2,063
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(13)	-	(13)

Net Income Attributable to ConocoPhillips	$2,050	2,446	-	47	17	2,808	(5,318)	2,050

Comprehensive Income Attributable to ConocoPhillips	$412	808	-	5	-	1,142	(1,955)	412

Income Statement	Three Months Ended June 30, 2012

Revenues and Other Income
Sales and other operating revenues	$-	4,278	-	-	-	9,386	-	13,664
Equity in earnings of affiliates	2,068	2,431	-	-	-	571	(4,541)	529
Gain on dispositions	-	-	-	-	-	583	-	583
Other income	-	24	-	-	-	42	-	66
Intercompany revenues	18	245	12	23	9	1,616	(1,923)	-

Total Revenues and Other Income	2,086	6,978	12	23	9	12,198	(6,464)	14,842

Costs and Expenses
Purchased commodities	-	3,767	-	-	-	3,251	(1,297)	5,721
Production and operating expenses	-	337	-	-	-	1,469	(4)	1,802
Selling, general and administrative expenses	3	167	-	-	-	66	(1)	235
Exploration expenses	-	96	-	-	-	169	-	265
Depreciation, depletion and amortization	-	204	-	-	-	1,376	-	1,580
Impairments	-	-	-	-	-	82	-	82
Taxes other than income taxes	-	68	-	-	-	832	-	900
Accretion on discounted liabilities	-	13	-	-	-	90	-	103
Interest and debt expense	586	90	11	20	8	103	(621)	197
Foreign currency transaction (gains) losses	(2)	54	-	(23)	(15)	(2)	-	12

Total Costs and Expenses	587	4,796	11	(3)	(7)	7,436	(1,923)	10,897

Income from continuing operations before income taxes	1,499	2,182	1	26	16	4,762	(4,541)	3,945
Provision for income taxes	(199)	114	1	-	1	2,308	-	2,225

Income From Continuing Operations	1,698	2,068	-	26	15	2,454	(4,541)	1,720
Income from discontinued operations	569	569	-	-	-	315	(884)	569

Net income	2,267	2,637	-	26	15	2,769	(5,425)	2,289
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(22)	-	(22)

Net Income Attributable to ConocoPhillips	$2,267	2,637	-	26	15	2,747	(5,425)	2,267

Comprehensive Income (Loss) Attributable to ConocoPhillips	$1,798	2,159	-	(2)	4	1,738	(3,899)	1,798

	Millions of Dollars

	Six Months Ended June 30, 2013

Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	ConocoPhillips Canada Funding Company II	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	9,085	-	-	-	18,431	-	27,516
Equity in earnings of affiliates	4,840	5,685	-	-	-	963	(10,632)	856
Gain on dispositions	-	1	-	-	-	152	-	153
Other income	1	208	-	-	-	59	-	268
Intercompany revenues	41	81	13	44	17	3,394	(3,590)	-

Total Revenues and Other Income	4,882	15,060	13	44	17	22,999	(14,222)	28,793

Costs and Expenses
Purchased commodities	-	7,907	-	-	-	5,822	(2,374)	11,355
Production and operating expenses	-	687	-	-	-	2,692	(20)	3,359
Selling, general and administrative expenses	6	250	-	-	-	120	(18)	358
Exploration expenses	-	334	-	-	-	264	-	598
Depreciation, depletion and amortization	-	429	-	-	-	3,210	-	3,639
Impairments	-	-	-	-	-	30	-	30
Taxes other than income taxes	-	125	-	-	-	1,409	-	1,534
Accretion on discounted liabilities	-	28	-	-	-	183	-	211
Interest and debt expense	1,191	160	12	39	16	29	(1,178)	269
Foreign currency transaction (gains) losses	41	9	-	(70)	(30)	7	-	(43)

Total Costs and Expenses	1,238	9,929	12	(31)	(14)	13,766	(3,590)	21,310

Income from continuing operations before income taxes	3,644	5,131	1	75	31	9,233	(10,632)	7,483
Provision for income taxes	(419)	291	-	2	1	3,518	-	3,393

Income From Continuing Operations	4,063	4,840	1	73	30	5,715	(10,632)	4,090
Income from discontinued operations	126	126	-	-	-	126	(252)	126

Net income	4,189	4,966	1	73	30	5,841	(10,884)	4,216
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(27)	-	(27)

Net Income Attributable to ConocoPhillips	$4,189	4,966	1	73	30	5,814	(10,884)	4,189

Comprehensive Income Attributable to ConocoPhillips	$1,942	2,719	1	1	1	3,534	(6,256)	1,942

Income Statement	Six Months Ended June 30, 2012

Revenues and Other Income
Sales and other operating revenues	$-	8,570	-	-	-	19,687	-	28,257
Equity in earnings of affiliates	4,582	5,132	-	-	-	1,033	(9,728)	1,019
Gain on dispositions	-	-	-	-	-	1,523	-	1,523
Other income	1	55	-	-	-	70	-	126
Intercompany revenues	19	685	23	45	17	2,441	(3,230)	-

Total Revenues and Other Income	4,602	14,442	23	45	17	24,754	(12,958)	30,925

Costs and Expenses
Purchased commodities	-	7,574	-	-	-	6,226	(2,001)	11,799
Production and operating expenses	-	604	-	-	-	2,776	(19)	3,361
Selling, general and administrative expenses	8	430	-	-	-	132	(9)	561
Exploration expenses	-	186	-	-	-	754	-	940
Depreciation, depletion and amortization	-	408	-	-	-	2,743	-	3,151
Impairments	-	-	-	-	-	296	-	296
Taxes other than income taxes	-	150	-	-	-	1,845	-	1,995
Accretion on discounted liabilities	-	26	-	-	-	182	-	208
Interest and debt expense	1,126	171	21	39	16	215	(1,201)	387
Foreign currency transaction (gains) losses	(2)	26	-	(12)	1	4	-	17

Total Costs and Expenses	1,132	9,575	21	27	17	15,173	(3,230)	22,715

Income from continuing operations before income taxes	3,470	4,867	2	18	-	9,581	(9,728)	8,210
Provision for income taxes	(389)	285	1	6	-	4,408	-	4,311

Income From Continuing Operations	3,859	4,582	1	12	-	5,173	(9,728)	3,899
Income from discontinued operations	1,345	1,345	-	-	-	1,092	(2,437)	1,345

Net income	5,204	5,927	1	12	-	6,265	(12,165)	5,244
Less: net income attributable to noncontrolling interests	-	-	-	-	-	(40)	-	(40)

Net Income Attributable to ConocoPhillips	$5,204	5,927	1	12	-	6,225	(12,165)	5,204

Comprehensive Income Attributable to ConocoPhillips	$5,621	6,335	1	17	2	6,021	(12,376)	5,621

	Millions of Dollars

	June 30, 2013

Balance Sheet	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	ConocoPhillips Canada Funding Company II	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents	$-	192	2	54	2	3,659	-	3,909
Short-term investments	-	-	-	-	-	75	-	75
Accounts and notes receivable	75	2,385	1	-	-	10,034	(4,075)	8,420
Inventories	-	112	-	-	-	1,022	-	1,134
Prepaid expenses and other current assets	18	567	-	1	-	8,478	-	9,064

Total Current Assets	93	3,256	3	55	2	23,268	(4,075)	22,602
Investments, loans and long-term receivables*	83,568	118,899	-	1,379	547	43,994	(224,371)	24,016
Net properties, plants and equipment	-	9,086	-	-	-	60,352	-	69,438
Other assets	47	240	-	1	3	600	-	891

Total Assets	$83,708	131,481	3	1,435	552	128,214	(228,446)	116,947

Liabilities and Stockholders’ Equity
Accounts payable	$-	4,780	-	1	1	9,730	(4,075)	10,437
Short-term debt	395	4	-	-	-	155	-	554
Accrued income and other taxes	-	117	-	5	-	2,691	-	2,813
Employee benefit obligations	-	363	-	-	-	173	-	536
Other accruals	211	654	-	15	6	1,489	-	2,375

Total Current Liabilities	606	5,918	-	21	7	14,238	(4,075)	16,715
Long-term debt	9,051	5,211	-	1,250	499	5,156	-	21,167
Asset retirement obligations and accrued environmental costs	-	1,273	-	-	-	7,488	-	8,761
Joint venture acquisition obligation	-	-	-	-	-	2,408	-	2,408
Deferred income taxes	54	282	-	15	7	13,628	-	13,986
Employee benefit obligations	-	2,397	-	-	-	806	-	3,203
Other liabilities and deferred credits*	32,327	22,898	-	47	18	17,278	(70,793)	1,775

Total Liabilities	42,038	37,979	-	1,333	531	61,002	(74,868)	68,015
Retained earnings	31,336	29,064	1	(7)	(45)	35,630	(58,080)	37,899
Other common stockholders’ equity	10,334	64,438	2	109	66	31,158	(95,498)	10,609
Noncontrolling interests	-	-	-	-	-	424	-	424

Total Liabilities and Stockholders’ Equity	$83,708	131,481	3	1,435	552	128,214	(228,446)	116,947

Balance Sheet	December 31, 2012

Assets
Cash and cash equivalents	$2	12	6	50	2	3,546	-	3,618
Restricted cash	748	-	-	-	-	-	-	748
Accounts and notes receivable**	64	2,711	-	-	-	11,494	(5,087)	9,182
Inventories	-	57	-	-	-	908	-	965
Prepaid expenses and other current assets	19	847	-	1	-	8,609	-	9,476

Total Current Assets	833	3,627	6	51	2	24,557	(5,087)	23,989
Investments, loans and long-term receivables*	80,910	114,314	759	1,455	578	44,739	(217,749)	25,006
Net properties, plants and equipment	-	8,771	-	-	-	58,492	-	67,263
Other assets	55	216	-	2	3	610	-	886

Total Assets	$81,798	126,928	765	1,508	583	128,398	(222,836)	117,144

Liabilities and Stockholders’ Equity
Accounts payable**	$-	5,531	-	4	1	9,564	(5,087)	10,013
Short-term debt	(5)	4	750	-	-	206	-	955
Accrued income and other taxes	-	104	-	3	-	3,259	-	3,366
Employee benefit obligations	-	485	-	-	-	257	-	742
Other accruals	209	636	9	15	4	1,494	-	2,367

Total Current Liabilities	204	6,760	759	22	5	14,780	(5,087)	17,443
Long-term debt	9,453	5,215	-	1,250	499	4,353	-	20,770
Asset retirement obligations and accrued environmental costs	-	1,250	-	-	-	7,697	-	8,947
Joint venture acquisition obligation	-	-	-	-	-	2,810	-	2,810
Deferred income taxes	15	598	-	16	7	12,549	-	13,185
Employee benefit obligations	-	2,464	-	-	-	882	-	3,346
Other liabilities and deferred credits*	30,938	19,916	-	117	50	21,174	(69,979)	2,216

Total Liabilities	40,610	36,203	759	1,405	561	64,245	(75,066)	68,717
Retained earnings	28,815	24,041	4	(78)	(73)	30,778	(48,149)	35,338
Other common stockholders’ equity	12,373	66,684	2	181	95	32,935	(99,621)	12,649
Noncontrolling interests	-	-	-	-	-	440	-	440

Total Liabilities and Stockholders’ Equity	$81,798	126,928	765	1,508	583	128,398	(222,836)	117,144

  *Includes intercompany loans.

**Revised to conform to current-year presentation in the ConocoPhillips Company and All Other Subsidiaries columns at December 31, 2012. There was no impact to Total Consolidated balances.

	Millions of Dollars

Statement of Cash Flows	Six Months Ended June 30, 2013

	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	ConocoPhillips Canada Funding Company II	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$883	2,176	-	4	-	5,983	(749)	8,297
Net cash provided by discontinued operations	-	-	-	-	-	465	(291)	174

Net Cash Provided by Operating Activities	883	2,176	-	4	-	6,448	(1,040)	8,471

Cash Flows From Investing Activities
Capital expenditures and investments	-	(1,355)	-	-	-	(6,080)	339	(7,096)
Proceeds from asset dispositions	-	56	-	-	-	1,670	(50)	1,676
Net purchases of short-term investments	-	-	-	-	-	(74)	-	(74)
Long-term advances/loans—related parties	-	(113)	-	-	-	(710)	823	-
Collection of advances/loans—related parties	-	251	750	-	-	1,609	(2,539)	71
Other	-	3	-	-	-	(49)	-	(46)

Net cash provided by (used in) continuing investing activities	-	(1,158)	750	-	-	(3,634)	(1,427)	(5,469)
Net cash used in discontinued operations	-	-	-	-	-	(379)	-	(379)

Net Cash provided by (Used in) Investing Activities	-	(1,158)	750	-	-	(4,013)	(1,427)	(5,848)

Cash Flows From Financing Activities
Issuance of debt	-	697	-	-	-	126	(823)	-
Repayment of debt	-	(1,566)	(750)	-	-	(1,121)	2,539	(898)
Change in restricted cash	748	-	-	-	-	-	-	748
Issuance of company common stock	(5)	-	-	-	-	-	-	(5)
Dividends paid	(1,629)	-	(4)	-	-	(945)	949	(1,629)
Other	1	31	-	-	-	(134)	(289)	(391)

Net cash used in continuing financing activities	(885)	(838)	(754)	-	-	(2,074)	2,376	(2,175)
Net cash used in discontinued operations	-	-	-	-	-	(91)	91	-

Net Cash Used in Financing Activities	(885)	(838)	(754)	-	-	(2,165)	2,467	(2,175)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	-	-	-	(157)	-	(157)

Net Change in Cash and Cash Equivalents	(2)	180	(4)	4	-	113	-	291
Cash and cash equivalents at beginning of period	2	12	6	50	2	3,546	-	3,618

Cash and Cash Equivalents at End of Period	$-	192	2	54	2	3,659	-	3,909

Statement of Cash Flows	Six Months Ended June 30, 2012

Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$3,221	8,449	2	7	-	4,007	(9,538)	6,148
Net cash provided by discontinued operations	-	285	-	-	-	99	-	384

Net Cash Provided by Operating Activities	3,221	8,734	2	7	-	4,106	(9,538)	6,532

Cash Flows From Investing Activities
Capital expenditures and investments	(317)	(5,217)	-	-	-	(6,592)	4,685	(7,441)
Proceeds from asset dispositions	14	1	-	-	-	1,565	(14)	1,566
Net sales of short-term investments	-	-	-	-	-	597	-	597
Long-term advances/loans—related parties	-	-	-	-	-	(2,906)	2,906	-
Collection of advances/loans—related parties	-	102	-	-	-	28	(82)	48
Other	-	4	-	-	-	16	-	20

Net cash used in continuing investing activities	(303)	(5,110)	-	-	-	(7,292)	7,495	(5,210)
Net cash provided by (used in) discontinued operations	-	(232)	-	-	-	7,617	(8,100)	(715)

Net Cash Provided by (Used in) Investing Activities	(303)	(5,342)	-	-	-	325	(605)	(5,925)

Cash Flows From Financing Activities
Issuance of debt	831	3,000	-	-	-	6	(3,006)	831
Repayment of debt	-	(8,215)	-	-	-	(113)	8,281	(47)
Special cash distribution from Phillips 66	7,818	-	-	-	-	-	-	7,818
Change in restricted cash	(5,000)	-	-	-	-	-	-	(5,000)
Issuance of company common stock	45	-	-	-	-	-	-	45
Repurchase of company common stock	(4,949)	-	-	-	-	-	-	(4,949)
Dividends paid	(1,661)	-	-	-	-	(3,893)	3,893	(1,661)
Other	(2)	41	-	-	-	(408)	-	(369)

Net cash used in continuing financing activities	(2,918)	(5,174)	-	-	-	(4,408)	9,168	(3,332)
Net cash used in discontinued operations	-	(227)	-	-	-	(2,767)	975	(2,019)

Net Cash Used in Financing Activities	(2,918)	(5,401)	-	-	-	(7,175)	10,143	(5,351)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	(7)	-	-	-	15	-	8

Net Change in Cash and Cash Equivalents	-	(2,016)	2	7	-	(2,729)	-	(4,736)
Cash and cash equivalents at beginning of period	-	2,028	1	37	1	3,713	-	5,780

Cash and Cash Equivalents at End of Period	$-	12	3	44	1	984	-	1,044

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 51.

Due to the separation of our downstream businesses in 2012 and our intention to sell our interest in the North Caspian Sea Production Sharing Agreement (Kashagan) and our Nigerian and Algerian businesses, which are reported as discontinued operations, income (loss) from continuing operations is more representative of ConocoPhillips’ earnings. The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to income (loss) from continuing operations.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

ConocoPhillips is the world’s largest independent exploration and production (E&P) company, based on production and proved reserves. Headquartered in Houston, Texas, we have operations and activities in 30 countries. At June 30, 2013, we had approximately 17,500 employees worldwide and total assets of $117 billion.

Discontinued Operations

On April 30, 2012, we completed the separation of our downstream businesses into an independent, publicly traded company, Phillips 66. Our refining, marketing and transportation businesses, most of our Midstream segment, our Chemicals segment, as well as our power generation and certain technology operations included in our Emerging Businesses segment (collectively, our “Downstream business”), were transferred to Phillips 66. As part of our asset disposition program, in the fourth quarter of 2012, we agreed to sell our interest in Kashagan and our Nigerian and Algerian businesses. Results of operations related to Phillips 66, Kashagan, Nigeria and Algeria have been classified as discontinued operations in all periods presented in this Form 10-Q. For additional information, see Note 3—Discontinued Operations, in the Notes to Consolidated Financial Statements.

Overview

We are an independent E&P company focused on exploring for, developing and producing crude oil and natural gas globally. Our asset base reflects our legacy as a major company, yet with a more strategic focus on higher-margin developments. Our diverse portfolio primarily includes resource-rich North American shale and oil sands assets; lower-risk legacy assets in Europe, Asia and Australia; several major international developments; and an emerging conventional and unconventional inventory of global exploration prospects. Our value proposition to our shareholders is to deliver production and cash margin growth, competitive returns on capital, and a compelling dividend, while keeping our fundamental commitment to safety, operating excellence and environmental stewardship. We expect to achieve this value proposition through optimizing our portfolio, investing in high-margin developments, applying technical capability and maintaining financial flexibility.

In the second quarter of 2013, we achieved production of 1,552 thousand barrels of oil equivalent per day (MBOED), including production from discontinued operations of 42 MBOED. Consistent with our commitment to offer our shareholders a compelling dividend, in July 2013, our Board of Directors increased our quarterly dividend by 4.5 percent to $0.69 per share. Through June 2013, we generated $8.3 billion in cash from continuing operations, paid dividends on our common stock of $1.6 billion, funded a $7.5 billion capital program and continued to progress the asset disposition program.

During the first six months of 2013, we received proceeds from dispositions of approximately $1.7 billion, which mainly resulted from:

•	The sale of certain properties in the Cedar Creek Anticline, located in North Dakota and Montana.
•	The disposition of a portion of our working interests in the Poseidon discovery in the Browse Basin and the Goldwyer Shale in the Canning Basin.
•	The disposition of certain properties located in southwest Louisiana.
•	The sale of our 10 percent interest in the Interconnector Pipeline, located in Europe.

The previously announced sales of Kashagan, Nigeria and Algeria are anticipated to close in 2013 and generate approximately $9.0 billion in expected proceeds.

Because we participate in a capital-intensive industry, we make significant investments to acquire acreage, explore for new oil and gas fields, develop newly discovered fields, maintain existing fields, and construct pipelines and liquefied natural gas (LNG) facilities. We expect our full-year 2013 capital program will be approximately $15.9 billion for continuing operations and $0.6 billion for discontinued operations. We use a disciplined approach to select the appropriate projects which will provide the most attractive investment opportunities, with a continued focus on higher-margin liquids plays and limited investment in North American conventional natural gas. As investments bring more liquids production online, we expect a corresponding shift in our production mix. However, there are often long lead times from the time we make an investment to the time the investment is operational and begins generating financial returns. In the near-term, we will fund a portion of our capital program with the proceeds from strategic asset dispositions. Over the next five years, our investment in high-margin developments should position us to deliver 3 to 5 percent annual production volume and margin growth, enabling us to fund our capital program organically.

Business Environment

The business environment for the energy industry has historically experienced many challenges which have influenced our operations and profitability, largely due to factors beyond our control, such as the global financial crisis and recession which began in 2008, geopolitical events or fears thereof, environmental laws, tax regulations, governmental policies, and weather-related disruptions. More recently, North America’s energy landscape has been transformed from resource scarcity to an abundance of supply, as a result of advances in technology responsible for the rapid growth of shale production, successful development in the deepwater Gulf of Mexico and rising production from the Canadian oil sands. These dynamics generally influence world energy markets and commodity prices. The most significant factor impacting our profitability and related reinvestment of operating cash flows into our business is commodity prices, which can be very volatile; therefore, our strategy is to maintain a strong balance sheet with a diverse portfolio of assets, which will provide the financial flexibility to withstand challenging business cycles.

The following table depicts the average benchmark prices for West Texas Intermediate (WTI) crude oil, Dated Brent crude oil and U.S. Henry Hub natural gas:

	Dollars Per Unit

	Three Months Ended June 30		Six Months Ended June 30

	2013	2012	2013	2012

Market Indicators
WTI (per barrel)	$94.12	93.44	94.21	98.21
Dated Brent (per barrel)	102.44	108.19	107.50	113.34
U.S. Henry Hub first of month (per million British thermal units)	4.10	2.21	3.72	2.47

Industry crude prices for WTI remained relatively flat in the second quarter of 2013, compared with the same period in 2012, while Brent prices decreased 5 percent in the second quarter of 2013. Global oil prices weakened during the second quarter of 2013, mainly as a result of slowing global economic growth and increasing North American oil supply. The WTI-Brent differential has decreased considerably during 2013, as additional infrastructure helped to alleviate the bottleneck at Cushing, Oklahoma, and as U.S. refineries utilized more domestic light sweet barrels instead of foreign light sweet imports.

Henry Hub natural gas prices increased 86 percent in the second quarter of 2013, compared with the same period in 2012. The increase was due to a colder winter in 2013 compared with 2012, which increased demand and reduced natural gas storage inventories to below the normal inventory levels going into the summer cooling season.

The expansion in shale production has also helped boost supplies of natural gas liquids, resulting in downward pressure on natural gas liquids prices in the United States. As a result, our domestic realized natural gas liquids price declined 15 percent in the second quarter of 2013, compared with the same period of 2012. Bitumen prices strengthened during the second quarter of 2013, as a result of fewer infrastructure constraints downstream of the Hardisty Terminal, which have more than offset the increase in supplies. Our realized bitumen price was $55.69 per barrel in the second quarter of 2013, compared with $39.23 per barrel in the first quarter of 2013 and $51.38 per barrel in the second quarter of 2012.

Key Operating and Financial Highlights

Significant highlights during the second quarter of 2013 included the following:

•	Strong second-quarter production performance; raising full-year production guidance.
•	Second-quarter production of 1,552 MBOED, including continuing operations of 1,510 MBOED and discontinued operations of 42 MBOED.
•	Major turnarounds and tie-in activity on plan.
•	Eagle Ford production of 121 MBOED, up 98 percent compared with second-quarter 2012.
•	Christina Lake Phase E startup in July; four additional major projects on track for startup by year end in the North Sea and Malaysia.
•	Exploration momentum continues with drilling in the Gulf of Mexico, Australia’s Browse Basin, and unconventional plays in Canada and the Lower 48.
•	Increased quarterly dividend by 4.5 percent.

Outlook

Third quarter 2013 production from continuing operations is expected to be 1,460 to 1,490 MBOED, reflecting previously announced planned downtime and turnaround activity. Full-year 2013 production from continuing operations is expected to be 1,515 to 1,530 MBOED. Full-year 2013 production from discontinued operations is expected to be 25 to 40 MBOED.

Freeport LNG

In July 2013, we reached agreement with Freeport LNG to terminate our long-term agreement at the Freeport LNG Terminal, subject to Freeport LNG obtaining regulatory approval and project financing for an LNG liquefaction and export facility in Texas, in which we are not a participant. Upon satisfaction of these conditions, currently expected to occur by the end of the first quarter of 2014, we will pay Freeport LNG a termination fee of approximately $600 million. Freeport LNG will repay the outstanding ConocoPhillips loan used by Freeport to partially fund the original construction of the terminal. These transactions, plus miscellaneous items, will result in a net cash outflow of approximately $80 million for us. When the agreement becomes effective, we also expect to recognize an after-tax charge to earnings of approximately $540 million. Our terminal regasification capacity will be reduced from 0.9 billion cubic feet per day to 0.4 billion cubic feet per day, until July 1, 2016, at which time it will be reduced to zero. As a result of this transaction, we anticipate saving approximately $50 to $60 million per year in operating costs over the next 19 years. For additional information, see Note 4—Variable Interest Entities (VIEs), in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2013, is based on a comparison with the corresponding period of 2012.

A summary of income (loss) from continuing operations by business segment follows:

	Millions of Dollars

	Three Months Ended June 30		Six Months Ended June 30

	2013	2012	2013	2012

Alaska	$682	551	1,225	1,171
Lower 48 and Latin America	247	119	380	374
Canada	5	(94)	138	(643)
Europe	261	669	692	1,058
Asia Pacific and Middle East	1,030	794	1,962	2,548
Other International	14	(57)	28	(36)
Corporate and Other	(173)	(262)	(335)	(573)

Income from continuing operations	$2,066	1,720	4,090	3,899

Earnings for ConocoPhillips increased 20 percent in the second quarter of 2013, while earnings for the six-month period ended June 30, 2013, increased 5 percent. The improvements in the second quarter and six-month period of 2013 primarily resulted from:

•	Higher volumes, a continued portfolio shift to liquids and a higher proportion of production in high-margin areas.
•	The favorable resolution of pending claims and settlements of $234 million after-tax.
•	Higher natural gas prices.
•	Lower production taxes, primarily as a result of lower production volumes and prices in Alaska.

These items were partially offset by:

•

Lower gains from asset sales. Gains realized in the second quarter of 2013 were $71 million after-tax, compared with gains of $281 million after-tax in the second quarter of 2012. Gains realized in the six-month period of 2013 were $341 million after-tax, compared with gains of $1,220 million after-tax in the six-month period of 2012.

•	Lower crude oil, natural gas liquids and LNG prices.
•	Higher depreciation, depletion and amortization (DD&A) expenses, mainly due to higher volumes in the Lower 48 and China.

In addition, earnings in the six-month period of 2013 benefitted from lower impairments. Non-cash impairments in the six-month period of 2013 totaled $20 million after-tax, compared with impairments in the six-month period of 2012 of $550 million after-tax. Lower bitumen prices partially offset the increase in earnings in the six-month period of 2013.

See the “Segment Results” section for additional information on our segment results.

Income Statement Analysis

Equity in earnings of affiliates decreased 16 percent in the six-month period of 2013. The decrease primarily resulted from:

•

Lower earnings from Qatar Liquefied Gas Company Limited (3) (QG3), largely due to the absence of a $72 million tax-related adjustment recorded in 2012 and lower prices, partly offset by higher volumes.

•	Lower earnings from FCCL Partnership, mainly as a result of lower bitumen prices and higher operating expenses, partly offset by higher bitumen volumes.
•	Lower earnings from Lane Energy Poland Sp.z o.o., primarily due to expenses related to a mechanical dry hole.

Gain on dispositions decreased 84 percent in the second quarter and 90 percent in the six-month period of 2013. Gains realized in the second quarter of 2013 primarily resulted from the disposition of certain properties located in southwest Louisiana, compared with gains realized in the second quarter of 2012, which mostly resulted from the disposition of our Statfjord and Alba fields located in the North Sea. Additional gains realized in the six-month period of 2013 mainly resulted from the disposition of our interest in the Interconnector Pipeline in Europe, partly offset by a loss on the disposition of certain properties located in the Cedar Creek Anticline in the Lower 48 in 2013. The first quarter of 2012 also included the $937 million gain on sale of our Vietnam business.

Other income increased $137 million in the second quarter and $142 million in the six-month period of 2013, largely as a result of an insurance settlement associated with the Bohai Bay seepage incidents.

Production and operating expenses decreased 7 percent in the second quarter of 2013, primarily as a result of the reduction of an accrual related to the Federal Energy Regulatory Commission (FERC) approval of cost allocation (pooling) agreements with the remaining owners of the Trans-Alaska Pipeline System (TAPS).

Selling, general and administrative expenses decreased 36 percent in the six-month period of 2013, mainly as a result of lower costs related to compensation and benefit plans and the absence of costs associated with the separation of Phillips 66.

Exploration expenses decreased 36 percent in the six-month period of 2013, largely due to lower leasehold impairment costs, partly offset by higher dry hole costs. The six-month period of 2012 included the impairment of undeveloped leasehold costs associated with the Mackenzie Gas Project as a result of the indefinite suspension of the project.

DD&A increased 16 percent in the second quarter and 15 percent in the six-month period of 2013. The increase was mostly associated with higher production volumes in the Lower 48 and China.

Impairments decreased 90 percent in the six-month period of 2013. The six-month period of 2012 included a $213 million impairment of capitalized project development costs associated with the Mackenzie Gas Project, in addition to an increase in the asset retirement obligation for the Don Field in the United Kingdom, which has ceased production. For additional information, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Taxes other than income taxes decreased 29 percent in the second quarter and 23 percent in the six-month period of 2013, mainly as a result of lower production taxes due to lower crude oil production volumes and prices in Alaska.

Interest and debt expense for the second quarter and six-month period of 2013 decreased 29 and 30 percent, respectively, primarily due to lower interest expense from lower average debt levels and higher capitalized interest on projects.

See Note 22—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rate.

Summary Operating Statistics

	Three Months Ended		Six Months Ended
	June 30		June 30

	2013	2012	2013	2012

Average Net Production
Crude oil (MBD)*	585	585	605	604
Natural gas liquids (MBD)	158	150	159	156
Bitumen (MBD)	100	88	104	86
Natural gas (MMCFD)**	3,998	4,000	3,980	4,130

Total Production (MBOED)	1,510	1,489	1,531	1,535

	Dollars Per Unit

Average Sales Prices
Crude oil (per barrel)	$100.07	105.43	103.06	108.65
Natural gas liquids (per barrel)	37.80	44.36	40.39	49.78
Bitumen (per barrel)	55.69	51.38	47.04	55.89
Natural gas (per thousand cubic feet)	5.86	5.25	5.85	5.43

	Millions of Dollars

Exploration Expenses
General administrative; geological and geophysical; and lease rentals	$145	149	386	306
Leasehold impairment	78	52	110	564
Dry holes	98	64	102	70

	$321	265	598	940

Excludes discontinued operations.

  *Thousands of barrels per day.

**Millions of cubic feet per day. Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At June 30, 2013, our continuing operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, Timor-Leste, Indonesia, China, Malaysia, Qatar, Libya and Russia.

Total production from continuing operations increased 1 percent in the second quarter of 2013 and remained relatively flat in the six-month period of 2013, while average liquids production increased 2 percent and 3 percent over the corresponding periods in 2012. In both periods of 2013, production increased due to new production from major developments, mainly from shale plays in the Lower 48 and the ramp-up of production from new phases at FCCL and Malaysia; higher production in China; and increased drilling programs, mostly in western Canada, the Lower 48 and Norway. These increases were nearly offset by normal field decline, the impact from asset dispositions and higher planned and unplanned downtime.

Segment Results

Alaska

	Three Months Ended		Six Months Ended
	June 30		June 30

	2013	2012	2013	2012

Income From Continuing Operations (millions of dollars)	$682	551	1,225	1,171

Average Net Production
Crude oil (MBD)	176	190	183	199
Natural gas liquids (MBD)	15	16	16	17
Natural gas (MMCFD)	38	56	47	57

Total Production (MBOED)	197	215	207	226

Average Sales Prices
Crude oil (dollars per barrel)	$106.09	112.38	108.35	112.28
Natural gas (dollars per thousand cubic feet)	4.03	3.93	4.73	4.31

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids and natural gas. As of June 30, 2013, Alaska contributed 23 percent of our worldwide liquids production and 1 percent of our natural gas production.

Alaska’s earnings increased 24 percent in the second quarter and 5 percent in the six-month period of 2013, compared with the same periods of 2012. Earnings in both periods of 2013 benefitted from lower production taxes, mainly as a result of lower prices, higher 2013 capital spending and lower crude oil production volumes, as well as the impact of a recent ruling by FERC, as more fully described below. These increases to earnings were partly offset by lower volumes and lower crude oil prices.

In 2012, the major owners of TAPS filed a proposed settlement with FERC to resolve pooling disputes prior to August 2012 and establish a voluntary pooling agreement to pool costs prospectively from August 2012. In July 2013, the FERC approved the proposed settlement and pooling agreement without modification. Under the terms of the agreements, we agreed to pay the other remaining owners of TAPS approximately $356 million, including interest. We expect to pay this amount in the third quarter of 2013. As a result of FERC approval of these agreements, we reduced a related accrual in the second quarter of 2013, which decreased our production and operating expenses by $97 million after-tax.

Average production decreased 8 percent in both the second quarter and six-month period of 2013. The reduction in both periods of 2013 was mostly due to normal field decline.

Chukchi Sea

In April 2013, we announced our 2014 Chukchi Sea exploration drilling plans are on hold given the uncertainties of evolving federal regulatory requirements and operational permitting standards. Once these requirements are clarified and better defined, we will re-evaluate our Chukchi Sea drilling plans.

Lower 48 and Latin America

	Three Months Ended		Six Months Ended
	June 30		June 30

	2013	2012	2013	2012

Income From Continuing Operations (millions of dollars)	$247	119	380	374

Average Net Production
Crude oil (MBD)	147	115	147	116
Natural gas liquids (MBD)	91	83	89	83
Natural gas (MMCFD)	1,516	1,456	1,479	1,479

Total Production (MBOED)	491	441	483	446

Average Sales Prices
Crude oil (dollars per barrel)	$93.56	89.61	93.63	94.34
Natural gas liquids (dollars per barrel)	29.30	34.62	29.43	39.79
Natural gas (dollars per thousand cubic feet)	3.85	2.10	3.53	2.38

As of June 30, 2013, Lower 48 and Latin America contributed 27 percent of our worldwide liquids production and 37 percent of our natural gas production. The Lower 48 and Latin America segment primarily consists of operations located in the U.S. Lower 48 states, as well as exploration activities in the Gulf of Mexico and Colombia.

Lower 48 and Latin America operations reported earnings of $247 million in the second quarter of 2013, a 108 percent increase compared with the same period in 2012. Earnings for the six-month period of 2013 were $380 million, a 2 percent increase compared with the same period in 2012. The increases for both periods were primarily due to higher crude oil and natural gas liquids volumes, higher natural gas prices and a $69 million after-tax gain on disposition of certain properties in southwest Louisiana. These increases to earnings were partially offset by higher DD&A, which mainly resulted from higher crude oil and natural gas liquids production, lower natural gas liquids prices and higher operating expenses. Earnings were also negatively impacted by approximately $70 million after-tax for the Thorn dry hole and related leasehold impairment recorded in the second quarter of 2013. Additionally, earnings for the second quarter of 2013 benefitted from higher crude oil prices, while the six-month period of 2013 was impacted by a $52 million after-tax loss on disposition of certain Cedar Creek Anticline properties.

Total average production in the Lower 48 increased 11 percent in the second quarter and 8 percent in the six-month period of 2013. Average liquids production increased 20 percent and 19 percent, respectively, over the same periods. New production, primarily from the Eagle Ford, Bakken and Permian areas, and improved drilling and well performance more than offset normal field decline and the impact from dispositions.

Exploration Update

In the second quarter of 2013, we entered into an agreement with Petrobras to acquire a 20 percent interest in the six-block Gila Joint Operating Agreement located in the Keathley Canyon section of the Gulf of Mexico, where an exploratory well is currently being drilled.

Canada

	Three Months Ended		Six Months Ended
	June 30		June 30

	2013	2012	2013	2012

Income (Loss) From Continuing Operations (millions of dollars)	$5	(94)	138	(643)

Average Net Production
Crude oil (MBD)	14	14	14	13
Natural gas liquids (MBD)	25	22	26	24
Bitumen (MBD)
Consolidated operations	12	11	12	11
Equity affiliates	88	77	92	75

Total bitumen	100	88	104	86
Natural gas (MMCFD)	788	864	797	864

Total Production (MBOED)	271	268	276	267

Average Sales Prices
Crude oil (dollars per barrel)	$81.09	74.76	76.92	79.09
Natural gas liquids (dollars per barrel)	44.08	48.66	47.16	51.60
Bitumen (dollars per barrel)
Consolidated operations	59.67	54.75	48.55	59.55
Equity affiliates	55.13	50.85	46.85	55.34
Total bitumen	55.69	51.38	47.04	55.89
Natural gas (dollars per thousand cubic feet)	3.28	1.61	3.08	1.79

Our Canadian operations comprise mainly natural gas fields in western Canada and oil sands projects in the Athabasca Region of northeastern Alberta. As of June 30, 2013, Canada contributed 17 percent of our worldwide liquids production and 20 percent of our natural gas production.

Canada operations reported earnings of $5 million and $138 million, respectively, in the second quarter and six-month period of 2013, compared with losses of $94 million and $643 million, respectively, in the corresponding periods of 2012. Earnings in the second quarter of 2013 benefitted from higher natural gas and bitumen prices and higher bitumen volumes, partly offset by higher operating expenses. Earnings for the six-month period of 2013 benefitted from the recognition of additional income of $224 million related to the favorable tax resolution associated with the sale of certain western Canada properties in a prior year, as well as the absence of a $520 million after-tax impairment of the Mackenzie Gas Project and associated undeveloped leaseholds in 2012. Additionally, higher natural gas prices and higher bitumen volumes were partially offset by lower bitumen prices in the six-month period of 2013.

Average production increased 1 percent in the second quarter and 3 percent in the six-month period of 2013, while average liquids production increased 12 percent and 17 percent, respectively, over the same periods. The increases in both periods of 2013 were largely due to the ramp-up of production from Christina Lake Phases C and D in FCCL, improved drilling and well performance from western Canada and lower natural gas curtailments, partly offset by normal field decline and higher unplanned downtime.

Europe

	Three Months Ended		Six Months Ended
	June 30		June 30

	2013	2012	2013	2012

Income From Continuing Operations (millions of dollars)	$261	669	692	1,058

Average Net Production
Crude oil (MBD)	100	138	112	147
Natural gas liquids (MBD)	5	8	6	9
Natural gas (MMCFD)	409	540	435	586

Total Production (MBOED)	173	236	190	254

Average Sales Prices
Crude oil (dollars per barrel)	$102.74	109.89	109.29	115.35
Natural gas liquids (dollars per barrel)	49.29	54.81	55.88	56.80
Natural gas (dollars per thousand cubic feet)	10.26	9.52	10.55	9.77

The Europe segment consists of operations principally located in Norway and the United Kingdom, as well as exploration activities in Poland and Greenland. As of June 30, 2013, our Europe operations contributed 14 percent of our worldwide liquids production and 11 percent of our natural gas production.

Europe operations reported earnings of $261 million in the second quarter of 2013, a decrease of 61 percent compared with the corresponding period of 2012. Earnings for the six-month period of 2013 were $692 million, a 35 percent decrease compared with the same period in 2012. The decreases in earnings in both periods of 2013 were largely due to lower volumes and lower gains from asset dispositions. Gains realized in both periods of 2012 mainly included the $285 million after-tax gain on sale of our interests in the Statfjord and Alba fields. Additionally, lower taxes and higher gains from foreign currency transactions partly offset the decrease in earnings in the six-month period of 2013.

Average production decreased 27 percent in the second quarter and 25 percent in the six-month period of 2013, primarily due to normal field decline, major planned maintenance at Greater Ekofisk and the J-Area, higher unplanned downtime, mostly in the East Irish Sea, and asset dispositions. These decreases were partially offset by improved drilling and well performance in Norway.

Asia Pacific and Middle East

	Three Months Ended		Six Months Ended
	June 30		June 30

	2013	2012	2013	2012

Income From Continuing Operations (millions of dollars)	$1,030	794	1,962	2,548

Average Net Production
Crude oil (MBD)
Consolidated operations	84	54	85	57
Equity affiliates	15	15	15	16

Total crude oil	99	69	100	73

Natural gas liquids (MBD)
Consolidated operations	14	14	14	15
Equity affiliates	8	7	8	8

Total natural gas liquids	22	21	22	23

Natural gas (MMCFD)
Consolidated operations	726	587	705	642
Equity affiliates	493	491	488	498

Total natural gas	1,219	1,078	1,193	1,140

Total Production (MBOED)	324	270	321	286

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$97.77	109.12	103.76	113.29
Equity affiliates	100.05	104.55	103.89	110.41
Total crude oil	98.13	108.16	103.78	112.67
Natural gas liquids (dollars per barrel)
Consolidated operations	66.54	71.39	72.81	81.17
Equity affiliates	64.63	70.28	71.08	78.81
Total natural gas liquids	65.79	71.00	72.18	80.42
Natural gas (dollars per thousand cubic feet)
Consolidated operations	9.79	11.47	10.24	10.89
Equity affiliates*	8.84	8.98	9.10	8.80
Total natural gas*	9.31	10.34	9.66	9.98

*Amounts for 2012 have been restated to conform to current-year presentation.

The Asia Pacific and Middle East segment has producing operations in China, Indonesia, Malaysia, Australia, Timor-Leste and Qatar, as well as exploration activities in Bangladesh and Brunei. As of June 30, 2013, Asia Pacific and Middle East contributed 14 percent of our worldwide liquids production and 30 percent of our natural gas production.

Asia Pacific and Middle East operations reported earnings of $1,030 million in the second quarter of 2013, a 30 percent increase compared with the same period in 2012. Earnings for the six-month period of 2013 were $1,962 million, a 23 percent decrease compared with the same period in 2012. Earnings in both periods of 2013 mainly benefitted from higher crude oil and LNG volumes, a $146 million after-tax insurance settlement associated with the Bohai Bay seepage incidents, and the absence of an $89 million after-tax charge related to the Bohai Bay settlement with the China State Oceanic Administration in 2012. These improvements were partially offset by lower prices, higher DD&A and the absence of a $72 million tax-related adjustment in 2012. In addition, the absence of the $937 million after-tax Vietnam gain on disposition in 2012 largely contributed to the decrease in earnings in the six-month period of 2013.

Production averaged 324 MBOED in the second quarter of 2013, an increase of 20 percent compared with the second quarter of 2012. For the six-month period of 2013, production averaged 321 MBOED, a 12 percent increase over the corresponding period of 2012. The increase in both periods of 2013 was largely due to:

—	Increased production in Bohai Bay, China.
—	New production from Panyu in the South China Sea.
—	The continued ramp-up of production in Malaysia.
—	Lower planned downtime, mainly from our Bayu-Undan Field and Darwin LNG facility.

These increases were partly offset by normal field decline. Additionally, the increase in production in the six-month period of 2013 was partly offset by the Vietnam disposition.

China—Bohai Bay

In June 2013, ConocoPhillips received $146 million after-tax related to an insurance settlement associated with two separate seepage incidents which occurred near the Peng Lai 19-3 Platforms B and C in 2011. During 2012, we reached agreements with China’s Ministry of Agriculture and China’s State Oceanic Administration to resolve claims related to these seepage incidents. As of June 30, 2013, approximately $153 million related to these agreements paid by ConocoPhillips as operator has not been collected. Discussions to resolve this matter are ongoing.

Asset Dispositions

In the second quarter of 2013, we closed the previously announced arrangement with PetroChina, whereby we sold 20 percent of our working interest in the Poseidon discovery in the Browse Basin and 29 percent of our working interest in Goldwyer Shale in the Canning Basin for approximately $402 million. For additional information, see Note 6—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements.

Other International

	Three Months Ended		Six Months Ended
	June 30		June 30

	2013	2012	2013	2012

Income (Loss) From Continuing Operations (millions of dollars)*	$14	(57)	28	(36)

Average Net Production*
Crude oil (MBD)
Consolidated operations	44	43	44	39
Equity affiliates	5	16	5	17

Total crude oil	49	59	49	56

Natural gas (MMCFD)	28	6	29	4

Total Production (MBOED)	54	59	54	56

Average Sales Prices*
Crude oil (dollars per barrel)
Consolidated operations	$102.82	109.52	107.16	113.22
Equity affiliates	69.96	94.11	72.65	101.31
Total crude oil	99.79	105.95	103.71	109.47
Natural gas (dollars per thousand cubic feet)	4.65	0.09	4.76	0.09

*Prior periods have been restated to exclude discontinued operations.

The Other International segment includes producing operations in Libya and Russia, as well as exploration activities in Angola and onshore Azerbaijan. As of June 30, 2013, Other International contributed 5 percent of our worldwide liquids production and 1 percent of our natural gas production.

Other International operations reported earnings of $14 million in the second quarter and $28 million in the six-month period of 2013, compared with losses of $57 million and $36 million in the same periods of 2012, respectively. The increases for both periods of 2013 were primarily the result of lower dry hole expenses and higher equity earnings. Higher equity earnings resulted from the disposition of our interest in Naryanmarneftegaz (NMNG) in Russia in 2012.

Average production decreased 8 percent in the second quarter and 4 percent in the six-month period of 2013, compared with the same periods in 2012. The decreases in both periods of 2013 were mostly due to the disposition of our interest in NMNG in 2012, partially offset by higher production in Libya.

Angola

In June 2013, we acquired an additional 20 percent interest in Block 36, which brings our operating interest to 50 percent. Consideration was paid in July 2013.

Senegal

In July 2013, we farmed into three exploration blocks in offshore Senegal with a 35 percent working interest.

Asset Dispositions

In 2012, we announced our intention to sell our 8.4 percent interest in Kashagan and our Algerian and Nigerian businesses. Results of operations related to Kashagan, Nigeria and Algeria have been classified as discontinued operations in all periods presented in this Form 10-Q. The Nigeria and Algeria transactions are expected to close in 2013, subject to customary governmental approvals.

In July 2013, we received official notification that the Kazakhstan Ministry of Oil and Gas is exercising its right to pre-empt the proposed sale of our 8.4 percent interest in Kashagan. Expected proceeds are approximately $5.4 billion, including expected working capital and customary adjustments at closing. The transaction is expected to close in 2013.

Corporate and Other

	Millions of Dollars

	Three Months Ended		Six Months Ended
	June 30		June 30

	2013	2012	2013	2012

Income (Loss) From Continuing Operations
Net interest	$(127)	(160)	(235)	(321)
Corporate general and administrative expenses	(43)	(44)	(70)	(118)
Technology	41	(22)	33	(40)
Separation costs	-	(40)	-	(73)
Other	(44)	4	(63)	(21)

	$(173)	(262)	(335)	(573)

Net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest decreased 21 percent in the second quarter and 27 percent in the six-month period of 2013. The decreases in both periods of 2013 were mainly due to lower interest expense on lower average debt levels and higher interest income. Higher capitalized interest on projects also contributed to the decrease in the six-month period of 2013.

Corporate general and administrative expenses decreased 41 percent in the six-month period of 2013, mostly due to lower costs related to compensation and benefit plans and lower corporate contributions.

Technology includes our investment in new technologies or businesses, as well as licensing revenues received. Activities are focused on heavy oil and oil sands, unconventional reservoirs, subsurface technology, liquefied natural gas, arctic and deepwater, as well as sustainability technology. Earnings from Technology were $41 million in the second quarter and $33 million in the six-month period of 2013, compared with losses of $22 million and $40 million, respectively, in the same periods of 2012. The increases in both periods were primarily due to higher licensing revenues.

Separation costs consist of expenses related to the separation of our Downstream business into a stand-alone, publicly traded company, Phillips 66.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, and other costs not directly associated with an operating segment. “Other” expenses increased $48 million in the second quarter and $42 million in the six-month period of 2013, primarily as a result of higher tax-related adjustments and higher foreign currency transaction losses, partially offset by lower environmental expenses.

Our Corporate and Other segment earnings are estimated to be a $750 million after-tax loss for the full-year 2013.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars

	June 30 2013	December 31 2012

Short-term debt	$554	955
Total debt	21,721	21,725
Total equity	48,932	48,427
Percent of total debt to capital*	31%	31
Percent of floating-rate debt to total debt**	8%	9

  *Capital includes total debt and total equity.

**Includes effect of interest rate swaps.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Cash generated from continuing operating activities is the primary source of funding. In addition, during the first six months of 2013, we received $1,676 million in proceeds from asset sales. We used the remaining $748 million of our restricted cash balance, received in connection with the separation of Phillips 66, solely to pay dividends. During the first six months of 2013, the primary uses of our available cash were $7,096 million to support our ongoing capital expenditures and investments program, $1,629 million to pay dividends and $898 million to repay debt. During the first six months of 2013, cash and cash equivalents increased by $291 million to $3,909 million.

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

Significant Sources of Capital

Operating Activities

Cash provided by continuing operating activities was $8,297 million for the first six months of 2013, compared with $6,148 million for the corresponding period of 2012, a 35 percent increase. The increase was primarily due to lower income taxes, production taxes and other expenses, as well as improvements in working capital due to the timing of certain tax payments.

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

Asset Sales

Proceeds from asset sales during the first six months of 2013 were $1,676 million, primarily from the sale of the majority of our properties in the Cedar Creek Anticline and the sale of a portion of our working interests in the Browse and Canning basins. This compares with proceeds of $1,566 million in the first six months of 2012, primarily from the sale of our Vietnam business and the sale of our interest in the Statfjord and Alba fields in the North Sea. We have announced additional asset sales of approximately $9.0 billion which are expected to close in 2013. We continue to evaluate opportunities to further optimize the portfolio.

Commercial Paper and Credit Facilities

At June 30, 2013, we had a revolving credit facility totaling $7.5 billion expiring in August 2016. Our revolving credit facility may be used as direct bank borrowings, as support for issuances of letters of credit totaling up to $750 million, or as support for our commercial paper programs. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or by any of its consolidated subsidiaries.

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

Our primary funding source for short-term working capital needs is the ConocoPhillips $6.35 billion commercial paper program. Commercial paper maturities are generally limited to 90 days. We also have the ConocoPhillips Qatar Funding Ltd. $1.15 billion commercial paper program, which is used to fund commitments relating to QG3. At both June 30, 2013, and December 31, 2012, we had no direct borrowings or letters of credit issued under the revolving credit facilities. In addition, under the ConocoPhillips Qatar Funding Ltd. commercial paper programs, $1,009 million of commercial paper was outstanding at June 30, 2013, compared with $1,055 million at December 31, 2012. Since we had $1,009 million of commercial paper outstanding and had issued no letters of credit, we had access to $6.5 billion in borrowing capacity under our revolving credit facilities at June 30, 2013.

Certain of our project-related contracts and derivative instruments contain provisions requiring us to post collateral. Although cash is the primary form of collateral, many of these contracts and instruments permit us to post letters of credit. At June 30, 2013 and December 31, 2012, we had direct bank letters of credit of $786 million and $852 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business.

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

Our debt balance at both June 30, 2013 and December 31, 2012, was $21.7 billion. In April 2013, we repaid bonds at maturity totaling $850 million. In June 2013, we incurred a capital lease obligation of $906 million. For more information, see Note 10—Debt, in the Notes to Consolidated Financial Statements.

We are obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to FCCL. Quarterly principal and interest payments of $237 million began in the second quarter of 2007, and will continue until the balance is paid. Of the principal obligation amount, approximately $793 million was short-term and was included in the “Accounts payable—related parties” line on our June 30, 2013 consolidated balance sheet. The principal portion of these payments, which totaled $381 million in the first six months of 2013, is included in the “Other” line in the financing activities section on our consolidated statement of cash flows. Interest accrues at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows.

In May 2013, we announced a dividend of 66 cents per share. The dividend was paid June 3, 2013, to stockholders of record at the close of business on May 24, 2013. In July 2013, we announced a 4.5 percent increase in the quarterly dividend rate to 69 cents per share. The dividend will be paid September 3, 2013, to stockholders of record at the close of business on July 22, 2013.

Capital Spending

	Millions of Dollars

	Six Months Ended June 30

	2013	2012

Alaska	$545	388
Lower 48 and Latin America	2,657	2,555
Canada	1,097	1,057
Europe	1,556	1,357
Asia Pacific and Middle East	1,164	1,585
Other International	23	388
Corporate and Other	54	111

Capital expenditures and investments from continuing operations	$7,096	7,441

Discontinued operations in Kashagan, Nigeria and Algeria	$379	410
Joint venture acquisition obligation (principal)—Canada	381	361

Capital Program	$7,856	8,212

During the first six months of 2013, capital expenditures and investments from continuing operations supported key exploration and development programs, primarily:

•	Oil and natural gas exploration and development activities in the Lower 48, including the Eagle Ford, Bakken and Niobrara shale plays, and the Permian Basin.
•	Exploration leases and wells in deepwater Gulf of Mexico.
•	Oil sands development and ongoing liquids-focused plays in Canada.
•	Continued development of new fields offshore Malaysia and ongoing exploration and development activity onshore and offshore Indonesia and Australia.
•	In Europe, development activities in the Greater Ekofisk, Jasmine and Clair Ridge areas, and appraisal activities in the Greater Clair Area.

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

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2012, we reported we had been notified of potential liability under CERCLA and comparable state laws at 11 sites around the United States. As of June 30, 2013, we had been notified of 2 new sites, increasing the number of unresolved sites with potential liability to 13 sites.

At June 30, 2013, our balance sheet included a total environmental accrual of $359 million, compared with $364 million at December 31, 2012. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

•	Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business.
•	Limited access to capital or significantly higher cost of capital related to illiquidity or uncertainty in the domestic or international financial markets.
•	Delays in, or our inability to implement, our asset disposition plan.
•	Inability to obtain economical financing for development, construction or modification of facilities and general corporate purposes.
•	The operation and financing of our joint ventures.
•	The factors generally described in Item 1A—Risk Factors in our 2012 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the six months ended June 30, 2013, does not differ materially from that discussed under Item 7A in our 2012 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2013, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President, Finance and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2013.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the second quarter of 2013 and any material developments with respect to matters previously reported in ConocoPhillips’ 2012 Annual Report on Form 10-K. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were to be decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission (SEC) regulations.

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

Matters Previously Reported—ConocoPhillips

The North Dakota Department of Health requested the operators in the Bakken Pool Area, including ConocoPhillips, to enter into an Administrative Consent Agreement (ACA) to resolve alleged historic violations of the state’s air emission regulations. ConocoPhillips has entered into an ACA and has paid a penalty of $155,200. This matter is now resolved.

Matters Previously Reported—Phillips 66

In December 2011, ConocoPhillips was notified by the U.S. Environmental Protection Agency (EPA) of alleged violations related to the use of Renewable Identification Numbers (RINs). Phillips 66 was one of several companies who entered into Administrative Settlement Agreements (ASAs) with the EPA to settle allegations it had used invalid RINs for its 2010 and 2011 fuel program compliance. Under the ASAs, Phillips 66 previously paid a penalty of $250,000 and in June 2013, upon demand from the EPA, Phillips 66 paid a final penalty of $100,000. This matter is now resolved.

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

August 2, 2013