Form 10-Q
period 2014-09-30
CONOCOPHILLIPS
filed 2014-11-04
CIK 1163165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The registrant had 1,230,912,872 shares of common stock, $.01 par value, outstanding at September 30, 2014.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Revenues and Other Income
Sales and other operating revenues	$12,080	13,643	41,316	41,159
Equity in earnings of affiliates	764	709	2,008	1,565
Gain on dispositions	4	1,069	20	1,222
Other income	69	49	322	317

Total Revenues and Other Income	12,917	15,470	43,666	44,263

Costs and Expenses
Purchased commodities	4,703	5,708	17,325	17,063
Production and operating expenses	2,041	1,962	5,966	5,321
Selling, general and administrative expenses	203	249	603	607
Exploration expenses	459	313	1,272	911
Depreciation, depletion and amortization	2,096	1,902	6,058	5,541
Impairments	108	1	126	31
Taxes other than income taxes	493	664	1,756	2,198
Accretion on discounted liabilities	120	106	357	317
Interest and debt expense	149	151	475	420
Foreign currency transaction (gains) losses	(8)	9	17	(34)

Total Costs and Expenses	10,364	11,065	33,955	32,375

Income from continuing operations before income taxes	2,553	4,405	9,711	11,888
Provision for income taxes	904	1,966	3,880	5,359

Income From Continuing Operations	1,649	2,439	5,831	6,529
Income from discontinued operations*	1,078	57	1,131	183

Net income	2,727	2,496	6,962	6,712
Less: net income attributable to noncontrolling interests	(23)	(16)	(54)	(43)

Net Income Attributable to ConocoPhillips	$2,704	2,480	6,908	6,669

Amounts Attributable to ConocoPhillips Common Shareholders:
Income from continuing operations	$1,626	2,423	5,777	6,486
Income from discontinued operations	1,078	57	1,131	183

Net income	$2,704	2,480	6,908	6,669

Net Income Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic
Continuing operations	$1.31	1.96	4.67	5.26
Discontinued operations	0.87	0.05	0.91	0.15

Net Income Attributable to ConocoPhillips Per Share of Common Stock	$2.18	2.01	5.58	5.41

Diluted
Continuing operations	$1.31	1.95	4.63	5.23
Discontinued operations	0.86	0.05	0.91	0.15

Net Income Attributable to ConocoPhillips Per Share of Common Stock	$2.17	2.00	5.54	5.38

Dividends Paid Per Share of Common Stock (dollars)	$0.73	0.69	2.11	2.01

Average Common Shares Outstanding (in thousands)
Basic	1,238,234	1,231,054	1,236,431	1,230,027
Diluted	1,247,436	1,240,365	1,246,788	1,238,943

*Net of provision (benefit) for income taxes on discontinued operations of:	$(6)	136	16	215

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Net Income	$2,727	2,496	6,962	6,712
Other comprehensive income (loss)
Defined benefit plans
Reclassification adjustment for amortization of prior service credit included in net income	(2)	(1)	(5)	(4)
Net actuarial gain arising during the period	—	301	—	302
Reclassification adjustment for amortization of net actuarial losses included in net income	32	106	98	220
Nonsponsored plans*	—	—	5	1
Income taxes on defined benefit plans	(11)	(155)	(34)	(197)

Defined benefit plans, net of tax	19	251	64	322

Foreign currency translation adjustments	(1,947)	623	(1,501)	(1,705)
Reclassification adjustment for loss included in net income	—	—	—	(4)
Income taxes on foreign currency translation adjustments	15	(2)	20	12

Foreign currency translation adjustments, net of tax	(1,932)	621	(1,481)	(1,697)

Other Comprehensive Income (Loss), Net of Tax	(1,913)	872	(1,417)	(1,375)

Comprehensive Income	814	3,368	5,545	5,337
Less: comprehensive income attributable to noncontrolling interests	(23)	(16)	(54)	(43)

Comprehensive Income Attributable to ConocoPhillips	$791	3,352	5,491	5,294

*Plans for which ConocoPhillips is not the primary obligor—primarily those administered by equity affiliates.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	September 30	December 31
	2014	2013

Assets
Cash and cash equivalents	$5,408	6,246
Short-term investments*	374	272
Accounts and notes receivable (net of allowance of $5 million in 2014 and $8 million in 2013)	7,255	8,273
Accounts and notes receivable—related parties	198	214
Inventories	1,330	1,194
Prepaid expenses and other current assets	1,688	2,824

Total Current Assets	16,253	19,023
Investments and long-term receivables	24,615	23,907
Loans and advances—related parties	1,202	1,357
Net properties, plants and equipment (net of accumulated depreciation, depletion and amortization of $70,117 million in 2014 and $65,321 million in 2013)	75,790	72,827
Other assets	1,126	943

Total Assets	$118,986	118,057

Liabilities
Accounts payable	$8,647	9,250
Accounts payable—related parties	45	64
Short-term debt	1,688	589
Accrued income and other taxes	1,655	2,713
Employee benefit obligations	713	842
Other accruals	1,393	1,671

Total Current Liabilities	14,141	15,129
Long-term debt	19,499	21,073
Asset retirement obligations and accrued environmental costs	9,803	9,883
Deferred income taxes	16,084	15,220
Employee benefit obligations	2,219	2,459
Other liabilities and deferred credits	1,579	1,801

Total Liabilities	63,325	65,565

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2014—1,773,143,545 shares; 2013—1,768,169,906 shares)
Par value	18	18
Capital in excess of par	46,000	45,690
Treasury stock (at cost: 2014—542,230,673 shares; 2013—542,230,673 shares)	(36,780)	(36,780)
Accumulated other comprehensive income	585	2,002
Retained earnings	45,451	41,160

Total Common Stockholders’ Equity	55,274	52,090
Noncontrolling interests	387	402

Total Equity	55,661	52,492

Total Liabilities and Equity	$118,986	118,057

*Includes marketable securities of:	$—	135

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Nine Months Ended September 30
	2014	2013

Cash Flows From Operating Activities
Net income	$6,962	6,712
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	6,058	5,541
Impairments	126	31
Dry hole costs and leasehold impairments	668	345
Accretion on discounted liabilities	357	317
Deferred taxes	1,024	1,142
Undistributed equity earnings	334	(585)
Gain on dispositions	(20)	(1,222)
Income from discontinued operations	(1,131)	(183)
Other	(536)	(280)
Working capital adjustments
Decrease in accounts and notes receivable	634	822
Increase in inventories	(162)	(301)
Increase in prepaid expenses and other current assets	(189)	(172)
Increase (decrease) in accounts payable	(187)	324
Increase (decrease) in taxes and other accruals	57	(550)

Net cash provided by continuing operating activities	13,995	11,941
Net cash provided by discontinued operations	143	235

Net Cash Provided by Operating Activities	14,138	12,176

Cash Flows From Investing Activities
Capital expenditures and investments	(12,729)	(11,281)
Proceeds from asset dispositions	1,434	3,175
Net sales (purchases) of short-term investments	(109)	1
Collection of advances/loans—related parties	143	130
Other	(454)	(51)

Net cash used in continuing investing activities	(11,715)	(8,026)
Net cash used in discontinued operations	(59)	(540)

Net Cash Used in Investing Activities	(11,774)	(8,566)

Cash Flows From Financing Activities
Repayment of debt	(505)	(946)
Change in restricted cash	—	748
Issuance of company common stock	27	12
Dividends paid	(2,618)	(2,481)
Other	(20)	(593)

Net cash used in continuing financing activities	(3,116)	(3,260)
Net cash used in discontinued operations	—	—

Net Cash Used in Financing Activities	(3,116)	(3,260)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(86)	(85)

Net Change in Cash and Cash Equivalents	(838)	265
Cash and cash equivalents at beginning of period	6,246	3,618

Cash and Cash Equivalents at End of Period	$5,408	3,883

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

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

Effective April 1, 2014, the Other International segment was restructured to focus on enhancing our capability to operate in emerging and new country business units. As a result, we moved the Latin America and Poland businesses from the historically presented Lower 48 and Latin America segment and the Europe segment to the Other International segment. Certain financial information has been revised for all prior periods presented to reflect the change in the composition of our operating segments. For additional information, see Note 18—Segment Disclosures and Related Information.

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

Note 2—Discontinued Operations

As part of our asset disposition program, we agreed to sell our interest in Kashagan and our Algeria and Nigeria businesses (collectively, the “Disposition Group”). The Disposition Group was previously part of the Other International operating segment. We completed the sales of Kashagan and our Algeria business in the fourth quarter of 2013 and the sale of our Nigeria business in the third quarter of 2014.

On December 20, 2012, we entered into agreements with affiliates of Oando PLC to sell our Nigeria business. The transaction originally included our upstream affiliates and Phillips (Brass) Limited, which owned a 17 percent interest in the Brass LNG Project. On July 30, 2014, we completed the sale of the upstream affiliates for $1,359 million, inclusive of $550 million deposits previously received. The deposits had been included in the “Other accruals” line on our consolidated balance sheet and in the “Other” line of cash flows from investing activities on our consolidated statement of cash flows. The deposits received included $435 million in 2012, $15 million in 2013, and $100 million in 2014. At closing we also received a $33 million short-term promissory note. We recognized a before-tax gain of $1,052 million, which is included in the “Income from discontinued operations” line on the consolidated income statement. At the time of disposition, the net carrying value of the upstream assets was $307 million, which included $233 million of other current assets, $1,211 million of properties, plants and equipment (PP&E), $298 million of other current liabilities, $14 million of asset retirement obligations (ARO), and $825 million of deferred taxes.

In the first quarter of 2014, we and Oando agreed to terminate the sales agreement for Phillips (Brass) Limited. In July 2014 we transferred our interest in the Brass LNG Project to the remaining shareholders in Brass LNG Limited. The financial impact of the transfer was recorded in the second quarter of 2014 and did not have a material effect on our consolidated financial statements.

The carrying amounts of the major classes of assets and liabilities associated with the Disposition Group as of December 31, 2013, were as follows:

Millions of Dollars
Assets
Accounts and notes receivable	$376
Inventories	9
Prepaid expenses and other current assets	72

Total current assets of discontinued operations	457
Investments and long-term receivables	60
Loans and advances—related parties	7
Net properties, plants and equipment	1,154
Other assets	1

Total assets of discontinued operations	$1,679

Liabilities
Accounts payable	$419
Accrued income and other taxes	72

Total current liabilities of discontinued operations	491
Asset retirement obligations and accrued environmental costs	14
Deferred income taxes	765

Total liabilities of discontinued operations	$1,270

Sales and other operating revenues and income from discontinued operations related to the Disposition Group were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Sales and other operating revenues from discontinued operations	$161	353	480	892

Income from discontinued operations before-tax	$1,072	193	1,147	398
Income tax expense (benefit)	(6)	136	16	215

Income from discontinued operations	$1,078	57	1,131	183

Note 3—Variable Interest Entities (VIEs)

We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on our significant VIEs follows:

Freeport LNG Development, L.P. (Freeport LNG)

We have an agreement with Freeport LNG to participate in a liquefied natural gas (LNG) receiving terminal in Quintana, Texas. We have no ownership in Freeport LNG; however, we own a 50 percent interest in Freeport LNG GP, Inc. (Freeport GP), which serves as the general partner managing the venture. We entered into a credit agreement with Freeport LNG, whereby we agreed to provide loan financing for the construction of the terminal. We also entered into a long-term agreement with Freeport LNG to use 0.9 billion cubic feet per day of regasification capacity, which expires in 2033. When the terminal became operational in June 2008, we began making payments under the terminal use agreement. At September 30, 2014, the prepaid balance of the terminal use agreement was $318 million, which is primarily reflected in the “Other assets” line on our consolidated balance sheet. Freeport LNG began making loan repayments in September 2008, and the loan balance outstanding was $460 million at September 30, 2014, and $506 million at December 31, 2013.

In July 2013 we reached an agreement with Freeport LNG to terminate our long-term agreement at the Freeport LNG Terminal, subject to Freeport LNG obtaining regulatory approval and project financing for an LNG liquefaction and export facility in Texas, in which we are not a participant. In July 2014 Freeport LNG received conditional approval from the Federal Energy Regulatory Commission (FERC), and in October 2014, Freeport LNG received FERC’s permission to construct the facility. Upon satisfaction of their project financing conditions, currently expected to occur in the fourth quarter of 2014, we will pay Freeport LNG a termination fee of approximately $520 million. Freeport LNG will repay the outstanding ConocoPhillips loan used by Freeport LNG to partially fund the original construction of the terminal. These transactions, plus miscellaneous items, will result in a one-time net cash outflow of approximately $50 million for us. When the agreement becomes effective, we expect to recognize an after-tax charge to earnings of approximately $520 million. At that time, our terminal regasification capacity will be reduced from 0.9 billion cubic feet per day to 0.4 billion cubic feet per day, until July 1, 2016, at which time it will be reduced to zero.

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

As of September 30, 2014, we have not provided any financial support to APLNG other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of APLNG. See Note 5—Investments, Loans and Long-Term Receivables, and Note 10—Guarantees, for additional information.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2014	December 31 2013

Crude oil and natural gas	$536	452
Materials, supplies and other	794	742

	$1,330	1,194

Inventories valued on the last-in, first-out (LIFO) basis totaled $430 million and $343 million at September 30, 2014 and December 31, 2013, respectively. The estimated excess of current replacement cost over LIFO cost of inventories was approximately $80 million and $160 million at September 30, 2014 and December 31, 2013, respectively.

Note 5—Investments, Loans and Long-Term Receivables

APLNG

APLNG’s $8.5 billion project finance facility consists of financing agreements executed by APLNG with the Export-Import Bank of the United States for approximately $2.9 billion, the Export-Import Bank of China for approximately $2.7 billion, and a syndicate of Australian and international commercial banks for approximately $2.9 billion. At September 30, 2014, $8.0 billion had been drawn from the facility. In connection with the execution of the project financing, we provided a completion guarantee for our pro-rata share of the project finance facility until the project achieves financial completion. See Note 10—Guarantees, for additional information.

APLNG is considered a VIE, as it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. See Note 3—Variable Interest Entities (VIEs), for additional information.

At September 30, 2014, the book value of our equity method investment in APLNG was $12,299 million, which included $829 million of cumulative translation effects due to strengthening of the Australian dollar relative to the U.S. dollar over time, and is included in the “Investments and long-term receivables” line on our consolidated balance sheet.

FCCL

In the first quarter of 2014, we received a $1.3 billion distribution from FCCL Partnership, our 50 percent owned business venture with Cenovus Energy Inc., which is included in the “Undistributed equity earnings” line on our consolidated statement of cash flows.

Loans and Long-Term Receivables

As part of our normal ongoing business operations and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. Significant loans to affiliated companies at September 30, 2014, included the following:

•	$460 million in loan financing to Freeport LNG. See Note 3—Variable Interest Entities (VIEs), for additional information.

•	$909 million in project financing to Qatar Liquefied Gas Company Limited (3) (QG3).

The long-term portion of these loans is included in the “Loans and advances—related parties” line on our consolidated balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.”

Note 6—Suspended Wells and Wells in Progress

The capitalized cost of suspended wells at September 30, 2014, was $1,285 million, an increase of $291 million from $994 million at year-end 2013. No suspended wells were charged to dry hole expense during the first nine months of 2014 relating to exploratory well costs capitalized for a period greater than one year as of December 31, 2013.

In November 2014 we will plug and abandon the Kamoxi-1 exploration well, located in Block 36 offshore Angola. The cost of the well, which totaled $183 million pre-tax at September 30, 2014, will be expensed as a dry hole in the fourth quarter of 2014.

Note 7—Impairments

During the three- and nine-month periods ended September 30, 2014 and 2013, we recognized before-tax impairment charges within the following segments:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Alaska	$3	—	3	—
Lower 48	102	—	119	—
Europe	1	—	1	28
Asia Pacific and Middle East	—	1	—	3
Corporate and Other	2	—	3	—

	$108	1	126	31

The three- and nine-month periods of 2014 included an impairment in our Lower 48 segment of $102 million, primarily as a result of reduced volume forecasts. We also recorded a $138 million impairment for the undeveloped leasehold costs associated with the same properties, which was included in the “Exploration expenses” line on our consolidated income statement.

The nine-month period of 2013 included an impairment in our Europe segment of $28 million, primarily due to increases in the ARO for the U.K. Don Field, which has ceased production.

In June 2014 we decided not to pursue future development of the Amauligak discovery at this time. Accordingly, we recorded a $145 million before-tax property impairment for the carrying value of capitalized undeveloped leasehold costs associated with our Amauligak, Arctic Islands and other Beaufort properties, located offshore Canada. This impairment is also included in the “Exploration expenses” line on our consolidated income statement.

Note 8—Debt

In June 2014 we refinanced our revolving credit facility from a total of $7.5 billion to $7.0 billion, with a new expiration date of June 2019. Our revolving credit facility may be used for direct bank borrowings, for the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper programs. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or any of its consolidated subsidiaries.

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

We have two commercial paper programs supported by our $7.0 billion revolving credit facility: the ConocoPhillips $6.1 billion program, primarily a funding source for short-term working capital needs, and the ConocoPhillips Qatar Funding Ltd. $900 million program, which is used to fund commitments relating to QG3. Commercial paper maturities are generally limited to 90 days.

At September 30, 2014 and December 31, 2013, we had no direct outstanding borrowings under the revolving credit facility, with no letters of credit as of September 30, 2014 or December 31, 2013. In addition, under the ConocoPhillips Qatar Funding Ltd. commercial paper program, there was $860 million of commercial paper outstanding at September 30, 2014, compared with $961 million at December 31, 2013. Since we had $860 million of commercial paper outstanding and had issued no letters of credit, we had access to $6.1 billion in borrowing capacity under our revolving credit facility at September 30, 2014.

At September 30, 2014, we classified $752 million of short-term debt as long-term debt, based on our ability and intent to refinance the obligation on a long-term basis under our revolving credit facility.

During the first nine months of 2014, we repaid at maturity the aggregate principal amount of our $400 million 4.75% Notes due 2014. In October 2014 we notified holders of the outstanding $1.5 billion 4.60% Notes due January 2015 that early redemption will occur in November 2014.

During 2013 a lease of a semi-submersible floating production system (FPS) commenced for the Gumusut development, located in Malaysia, in which we are a co-venturer. As of September 30, 2014, the value of the capital lease asset and associated obligation for our proportionate interest in the FPS was $930 million. Following the startup of the FPS, which occurred in October 2014, the capital lease asset will be depreciated over a period consistent with the estimated proved reserves of Gumusut using the unit-of-production method with the associated depreciation included in the “Depreciation, depletion and amortization” line on our consolidated income statement.

Note 9—Noncontrolling Interests

Activity attributable to common stockholders’ equity and noncontrolling interests for the first nine months of 2014 and 2013 was as follows:

	Millions of Dollars
	2014			2013
	Common Stockholders’ Equity	Non- Controlling Interest	Total Equity	Common Stockholders’ Equity	Non- Controlling Interest	Total Equity

Balance at January 1	$52,090	402	52,492	47,987	440	48,427
Net income	6,908	54	6,962	6,669	43	6,712
Dividends	(2,618)	—	(2,618)	(2,481)	—	(2,481)
Distributions to noncontrolling interests	—	(69)	(69)	—	(59)	(59)
Other changes, net*	(1,106)	—	(1,106)	(1,062)	—	(1,062)

Balance at September 30	$55,274	387	55,661	51,113	424	51,537

*Includes components of other comprehensive income, which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 10—Guarantees

At September 30, 2014, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantees and expect future performance to be either immaterial or have only a remote chance of occurrence.

APLNG Guarantees

At September 30, 2014, we have outstanding multiple guarantees in connection with our 37.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing September 2014 exchange rates:

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

•

We have issued a construction completion guarantee related to the third-party project financing secured by APLNG. Our maximum potential amount of future payments under the guarantee is estimated to be $3.2 billion, which could be payable if the full debt financing capacity is utilized and completion of the project is not achieved. Our guarantee of the project financing will be released upon meeting certain completion tests with milestones, which we estimate would occur beginning in 2016. Our maximum exposure at September 30, 2014, is approximately $3.0 billion based upon our pro-rata share of the facility used at that date. At September 30, 2014, the carrying value of this guarantee is $114 million.

•

In conjunction with our original acquisition of an ownership interest in APLNG in October 2008, we agreed to guarantee an existing obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of 2 to 27 years. Our maximum potential amount of future payments, or cost of volume delivery, under these guarantees is estimated to be $1.4 billion (approximately $2.4 billion in the event of intentional or reckless breach), and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.

•

We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of up to 31 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $190 million and would become payable if APLNG does not perform.

Other Guarantees

We have other guarantees with maximum future potential payment amounts totaling approximately $200 million, which consist primarily of guarantees of the residual value of leased corporate aircraft, guarantees to fund the short-term cash liquidity deficit of two joint ventures, a guarantee for our portion of a joint venture’s debt obligations and a guarantee of minimum charter revenue for an LNG vessel. These guarantees have remaining terms of up to 10 years or the life of the venture and would become payable if, upon sale, certain asset values are lower than guaranteed amounts, business conditions decline at guaranteed entities, or as a result of non-performance of contractual terms by guaranteed parties.

Indemnifications

Over the years, we have entered into agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes, environmental liabilities, employee claims, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at September 30, 2014, was approximately $100 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount at September 30, 2014, were approximately $50 million of environmental accruals for known contamination that are included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 11—Contingencies and Commitments.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state and international sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At September 30, 2014, our balance sheet included a total environmental accrual of $366 million, compared with $348 million at December 31, 2013, for remediation activities in the United States and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at September 30, 2014, we had performance obligations secured by letters of credit of $700 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.

In 2007 we announced we had been unable to reach agreement with respect to our migration to an empresa mixta structure mandated by the Venezuelan government’s Nationalization Decree. As a result, Venezuela’s national oil company, Petróleos de Venezuela S.A. (PDVSA), or its affiliates, directly assumed control over ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures and the offshore Corocoro development project. In response to this expropriation, we filed a request for international arbitration on November 2, 2007, with the World Bank’s International Centre for Settlement of Investment Disputes (ICSID). An arbitration hearing was held before an ICSID tribunal during the summer of 2010. On September 3, 2013, an ICSID arbitration tribunal held that Venezuela unlawfully expropriated ConocoPhillips’ significant oil investments in June 2007. A separate arbitration phase is currently proceeding to determine the damages owed to ConocoPhillips for Venezuela’s actions. On October 10, 2014, we filed a separate arbitration under the rules of the International Chamber of Commerce against PDVSA for contractual compensation related to the Petrozuata and Hamaca heavy crude oil projects.

In 2008 Burlington Resources, Inc., a wholly owned subsidiary of ConocoPhillips, initiated arbitration before ICSID against The Republic of Ecuador, as a result of the newly enacted Windfall Profits Tax Law and government-mandated renegotiation of our production sharing contracts. Despite a restraining order issued by the ICSID tribunal, Ecuador confiscated the crude oil production of Burlington and its co-venturer and sold the seized crude oil. In 2009 Ecuador took over operations in Blocks 7 and 21, fully expropriating our assets. In June 2010, the ICSID tribunal concluded it has jurisdiction to hear the expropriation claim. On April 24, 2012, Ecuador filed supplemental counterclaims asserting environmental damages, which we believe are not material. The ICSID tribunal issued a decision on liability on December 14, 2012, in favor of Burlington, finding that Ecuador’s seizure of Blocks 7 and 21 was an unlawful expropriation in violation of the Ecuador-U.S. Bilateral Investment Treaty. An additional arbitration phase is currently proceeding to determine the damages owed to ConocoPhillips for Ecuador’s actions and to address Ecuador’s counterclaims.

ConocoPhillips served a Notice of Arbitration on the Timor-Leste Minister of Finance in October 2012 for outstanding disputes related to a series of tax assessments. As of September 2014 ConocoPhillips paid, under protest, tax assessments totaling approximately $237 million, which are primarily recorded in the “Investments and long-term receivables” line on our consolidated balance sheet. The arbitration hearing was conducted in Singapore in June 2014 under the United Nations Commission on International Trade Laws (UNCITRAL) arbitration rules, pursuant to the terms of the Tax Stability Agreement with the Timor-Leste government. Post-hearing briefs from both parties were filed in August 2014. We are now awaiting the Tribunal’s decision. Future impacts on our business are not known at this time.

Note 12—Derivative and Financial Instruments

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

The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	September 30 2014	December 31 2013

Assets
Prepaid expenses and other current assets	$1,003	871
Other assets	79	64
Liabilities
Other accruals	1,006	890
Other liabilities and deferred credits	71	58

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Sales and other operating revenues	$(185)	61	236	(122)
Other income	1	—	3	3
Purchased commodities	163	(68)	(221)	103

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)
	September 30 2014	December 31 2013

Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(17)	(18)
Basis	24	(10)

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

The following table presents the gross fair values of our foreign currency exchange derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	September 30 2014	December 31 2013

Assets
Prepaid expenses and other current assets	$2	1

The (gains) losses from foreign currency exchange derivatives incurred, and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Foreign currency transaction (gains) losses	$5	(57)	(2)	—

We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions Notional Currency
	September 30 2014		December 31 2013

Buy U.S. dollar, sell other currencies*	USD	36	6
Buy British pound, sell euro	GBP	50	17

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

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	September 30 2014	December 31 2013	September 30 2014	December 31 2013

Cash	$713	636	—	—
Money Market Funds	300	—	—	—

Time deposits
Remaining maturities from 1 to 90 days	3,752	5,336	374	137
Commercial paper
Remaining maturities from 1 to 90 days	643	274	—	135

	$5,408	6,246	374	272

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

The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position on September 30, 2014 and December 31, 2013, was $81 million and $57 million, respectively. For these instruments, no collateral was posted as of September 30, 2014 or December 31, 2013. If our credit rating had been lowered one level from its “A” rating (per Standard and Poor’s) on September 30, 2014, we would be required to post $1 million of additional collateral to our counterparties. If we had been downgraded below investment grade, we would be required to post $81 million of additional collateral, either with cash or letters of credit.

Note 13—Fair Value Measurement

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

The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Deferred compensation investments	$300	—	—	300	306	—	—	306
Commodity derivatives	873	197	12	1,082	744	177	10	931

Total assets	$1,173	197	12	1,382	1,050	177	10	1,237

Liabilities
Commodity derivatives	$871	190	16	1,077	765	172	7	944

Total liabilities	$871	190	16	1,077	765	172	7	944

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists.

	Millions of Dollars
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Setoff	Net Amounts

September 30, 2014
Assets	$1,082	955	127	2	15	110
Liabilities	1,077	955	122	10	13	99

December 31, 2013
Assets	$931	827	104	6	12	86
Liabilities	944	827	117	26	9	82

At September 30, 2014 and December 31, 2013, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement

The following table shows the values of assets, by major category, measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value	Level 3 Inputs	Before-Tax Loss
September 30, 2014
Net PP&E (held for use)	$12	12	102
Net PP&E (unproved property)	38	38	138

Net PP&E held for use was written down to fair value, less costs to sell. The fair value was determined by internal discounted cash flow models using estimates of future production, prices from futures exchanges and pricing service companies, costs and a discount rate believed to be consistent with those used by principal market participants.

Net PP&E unproved property was written down to fair value less costs to sell based on a risk-weighted assessment of indicative offers received.

Reported Fair Values of Financial Instruments

We used the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and cash equivalents and short-term investments: The carrying amount reported on the balance sheet approximates fair value.

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

The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	September 30 2014	December 31 2013	September 30 2014	December 31 2013

Financial assets
Deferred compensation investments	$300	306	300	306
Commodity derivatives	125	99	125	99
Total loans and advances—related parties	1,376	1,528	1,509	1,680
Financial liabilities
Total debt, excluding capital leases	20,221	20,740	23,672	23,553
Commodity derivatives	112	92	112	92

Note 14—Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the equity section of our consolidated balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)

December 31, 2013	$(824)	2,826	2,002
Other comprehensive income (loss)	64	(1,481)	(1,417)

September 30, 2014	$(760)	1,345	585

There were no items within accumulated other comprehensive income related to noncontrolling interests.

The following table summarizes reclassifications out of accumulated other comprehensive income:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Defined benefit plans	$19	65	59	133

Above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of:	$11	40	34	83

See Note 16—Employee Benefit Plans, for additional information.

Note 15—Cash Flow Information

	Millions of Dollars
	Nine Months Ended September 30
	2014	2013

Cash Payments
Interest	$491	448
Income taxes	3,359	4,050

Net Sales (Purchases) of Short-Term Investments
Short-term investments purchased	$(876)	(97)
Short-term investments sold	767	98

	$(109)	1

Note 16—Employee Benefit Plans

Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2014		2013		2014	2013

	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$31	27	35	25	1	—
Interest cost	42	42	35	35	8	8
Expected return on plan assets	(53)	(45)	(47)	(40)	—	—
Amortization of prior service cost (credit)	1	(2)	2	(2)	(1)	(1)
Recognized net actuarial loss (gain)	19	14	38	18	(1)	—
Settlements	—	—	50	—	—	—

Net periodic benefit cost	$40	36	113	36	7	7

Nine Months Ended September 30
Service cost	$93	83	104	76	2	2
Interest cost	124	126	107	108	22	20
Expected return on plan assets	(159)	(137)	(140)	(120)	—	—
Amortization of prior service cost (credit)	4	(6)	5	(6)	(3)	(3)
Recognized net actuarial loss (gain)	57	43	113	55	(2)	2
Settlements	—	—	50	—	—	—

Net periodic benefit cost	$119	109	239	113	19	21

During the first nine months of 2014, we contributed $304 million to our domestic benefit plans and $111 million to our international benefit plans. In 2014 we expect to contribute approximately $320 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $210 million to our international qualified and nonqualified pension and postretirement benefit plans.

During the three months ended September 30, 2013, we concluded that lump-sum benefit payments would exceed the sum of service and interest costs for the plan year for the U.S. qualified pension plan. As a result, we recognized a proportionate share of prior actuarial losses, or pension settlement expense, of $50 million. In conjunction with the recognition of pension settlement expense, the assets and pension benefit obligation of the U.S. qualified pension plan were remeasured. At the measurement date, the net pension liability decreased $301 million to $725 million, resulting in a corresponding increase to other comprehensive income.

Note 17—Related Party Transactions

We consider our equity method investments to be related parties. Significant transactions with related parties were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Operating revenues and other income	$32	35	89	74
Purchases	47	48	147	138
Operating expenses and selling, general and administrative expenses*	21	10	53	25
Net interest (income) expense**	(12)	6	(36)	22

*2013 has been restated to eliminate certain non-related party transactions.

**We paid interest to, or received interest from, various affiliates. See Note 5—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

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

In 2012 we agreed to sell our Nigeria and Algeria businesses and our interest in Kashagan. We sold our Nigeria business in the third quarter of 2014, and we sold Kashagan and our Algeria business in the fourth quarter of 2013. Results for the Disposition Group have been reported as discontinued operations in all periods presented. For additional information, see Note 2—Discontinued Operations.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Sales and Other Operating Revenues
Alaska	$2,094	2,102	6,687	6,375

Lower 48	5,082	4,938	17,196	14,661
Intersegment eliminations	(28)	(24)	(88)	(79)

Lower 48	5,054	4,914	17,108	14,582

Canada	1,086	1,264	4,113	3,924
Intersegment eliminations	(128)	(135)	(618)	(448)

Canada	958	1,129	3,495	3,476

Europe	2,241	3,024	8,195	8,885
Intersegment eliminations	(3)	—	(47)	—

Europe	2,238	3,024	8,148	8,885

Asia Pacific and Middle East	1,658	2,196	5,758	6,500
Other International	60	262	65	1,202
Corporate and Other	18	16	55	139

Consolidated sales and other operating revenues	$12,080	13,643	41,316	41,159

Net Income Attributable to ConocoPhillips
Alaska	$473	494	1,698	1,719
Lower 48	32	209	621	547
Canada	307	642	845	780
Europe	213	288	819	1,005
Asia Pacific and Middle East	749	741	2,336	2,676
Other International	(18)	283	74	328
Corporate and Other	(130)	(234)	(616)	(569)
Discontinued operations	1,078	57	1,131	183

Consolidated net income attributable to ConocoPhillips	$2,704	2,480	6,908	6,669

	Millions of Dollars
	September 30 2014	December 31 2013

Total Assets
Alaska	$12,667	11,662
Lower 48	30,749	29,552
Canada	21,963	22,394
Europe	16,968	17,223
Asia Pacific and Middle East	26,276	25,473
Other International	2,190	1,705
Corporate and Other	8,062	8,367
Discontinued operations	111	1,681

Consolidated total assets	$118,986	118,057

Note 19—Income Taxes

Our effective tax rates from continuing operations for the third quarter and first nine months of 2014 were 35 percent and 40 percent, respectively, compared with 45 percent for the same periods of 2013. The lower rates were primarily due to a smaller proportion of income in higher tax jurisdictions in 2014 and the election of the fair market value method of apportioning interest expense in the United States. The effective tax rate for the first nine months of 2013 was favorably impacted by the tax resolution associated with the sale of certain western Canada properties which occurred in a prior year.

For the first nine months of 2014, the effective tax rate in excess of the domestic federal statutory rate of 35 percent was primarily due to foreign taxes.

Note 20—New Accounting Standards

In May 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU supersedes the revenue recognition requirements in FASB Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. Entities may choose to adopt the standard using either a full retrospective approach or a modified retrospective approach. We are currently evaluating the impact of the adoption of this ASU.

Supplementary Information—Condensed Consolidating Financial Information

We have various cross guarantees among ConocoPhillips, ConocoPhillips Company and ConocoPhillips Canada Funding Company I, with respect to publicly held debt securities. ConocoPhillips Company is 100 percent owned by ConocoPhillips. ConocoPhillips Canada Funding Company I is an indirect, 100 percent owned subsidiary of ConocoPhillips Company. ConocoPhillips and ConocoPhillips Company have fully and unconditionally guaranteed the payment obligations of ConocoPhillips Canada Funding Company I, with respect to its publicly held debt securities. Similarly, ConocoPhillips has fully and unconditionally guaranteed the payment obligations of ConocoPhillips Company with respect to its publicly held debt securities. In addition, ConocoPhillips Company has fully and unconditionally guaranteed the payment obligations of ConocoPhillips with respect to its publicly held debt securities. All guarantees are joint and several. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	ConocoPhillips, ConocoPhillips Company and ConocoPhillips Canada Funding Company I (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•	All other nonguarantor subsidiaries of ConocoPhillips.

•	The consolidating adjustments necessary to present ConocoPhillips’ results on a consolidated basis.

During 2013 ConocoPhillips Australia Funding Company’s guaranteed, publicly held debt was repaid. Beginning in the first quarter of 2014, financial information for ConocoPhillips Australia Funding Company is presented in the “All Other Subsidiaries” column of our condensed consolidating financial information.

In April 2014 ConocoPhillips received a $32 billion dividend from ConocoPhillips Company to settle certain accumulated intercompany balances. This consisted of a $15 billion distribution of earnings and a $17 billion return of capital. The transaction was reflected in the second quarter 2014 Condensed Consolidating Financial Information for ConocoPhillips and ConocoPhillips Company and had no impact on our consolidated financial statements.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended September 30, 2014
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	4,672	—	7,408	—	12,080
Equity in earnings of affiliates	1,722	2,098	—	975	(4,031)	764
Gain on dispositions	—	2	—	2	—	4
Other income	1	15	—	53	—	69
Intercompany revenues	20	104	72	1,444	(1,640)	—

Total Revenues and Other Income	1,743	6,891	72	9,882	(5,671)	12,917

Costs and Expenses
Purchased commodities	—	4,036	—	2,139	(1,472)	4,703
Production and operating expenses	—	414	—	1,617	10	2,041
Selling, general and administrative expenses	2	136	1	65	(1)	203
Exploration expenses	—	331	—	128	—	459
Depreciation, depletion and amortization	—	273	—	1,823	—	2,096
Impairments	—	104	—	4	—	108
Taxes other than income taxes	—	69	—	424	—	493
Accretion on discounted liabilities	—	14	—	106	—	120
Interest and debt expense	134	77	58	57	(177)	149
Foreign currency transaction (gains) losses	33	3	(208)	164	—	(8)

Total Costs and Expenses	169	5,457	(149)	6,527	(1,640)	10,364

Income from continuing operations before income taxes	1,574	1,434	221	3,355	(4,031)	2,553
Provision (benefit) for income taxes	(52)	(288)	9	1,235	—	904

Income From Continuing Operations	1,626	1,722	212	2,120	(4,031)	1,649
Income from discontinued operations	1,078	1,078	—	61	(1,139)	1,078

Net income	2,704	2,800	212	2,181	(5,170)	2,727
Less: net income attributable to noncontrolling interests	—	—	—	(23)	—	(23)

Net Income Attributable to ConocoPhillips	$2,704	2,800	212	2,158	(5,170)	2,704

Comprehensive Income Attributable to ConocoPhillips	$791	887	29	255	(1,171)	791

	Millions of Dollars
	Three Months Ended September 30, 2013
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	4,625	—	—	9,018	—	13,643
Equity in earnings of affiliates*	2,502	2,548	—	—	647	(4,988)	709
Gain on dispositions	—	418	—	—	651	—	1,069
Other income	—	29	—	—	20	—	49
Intercompany revenues*	21	106	—	75	1,338	(1,540)	—

Total Revenues and Other Income	2,523	7,726	—	75	11,674	(6,528)	15,470

Costs and Expenses
Purchased commodities	—	3,993	—	—	3,047	(1,332)	5,708
Production and operating expenses	—	385	—	—	1,580	(3)	1,962
Selling, general and administrative expenses	3	193	—	1	53	(1)	249
Exploration expenses	—	158	—	—	155	—	313
Depreciation, depletion and amortization	—	245	—	—	1,657	—	1,902
Impairments	—	—	—	—	1	—	1
Taxes other than income taxes	—	55	—	—	609	—	664
Accretion on discounted liabilities	—	14	—	—	92	—	106
Interest and debt expense*	156	86	—	58	55	(204)	151
Foreign currency transaction (gains) losses	(15)	(1)	—	72	(47)	—	9

Total Costs and Expenses	144	5,128	—	131	7,202	(1,540)	11,065

Income (loss) from continuing operations before income taxes	2,379	2,598	—	(56)	4,472	(4,988)	4,405
Provision (benefit) for income taxes	(44)	96	—	7	1,907	—	1,966

Income (Loss) From Continuing Operations	2,423	2,502	—	(63)	2,565	(4,988)	2,439
Income from discontinued operations	57	57	—	—	57	(114)	57

Net income (loss)	2,480	2,559	—	(63)	2,622	(5,102)	2,496
Less: net income attributable to noncontrolling interests	—	—	—	—	(16)	—	(16)

Net Income (Loss) Attributable to ConocoPhillips	$2,480	2,559	—	(63)	2,606	(5,102)	2,480

Comprehensive Income Attributable to ConocoPhillips	$3,352	3,431	—	17	3,212	(6,660)	3,352

*“Interest and debt expense” for ConocoPhillips was revised to reflect contractually agreed interest rates, with offsetting adjustments in the “Equity in earnings of affiliates” and “Intercompany revenues” lines for ConocoPhillips, ConocoPhillips Company and All Other Subsidiaries. There was no impact to Total Consolidated balances.

	Millions of Dollars
	Nine Months Ended September 30, 2014
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	15,920	—	25,396	—	41,316
Equity in earnings of affiliates	6,053	7,063	—	2,235	(13,343)	2,008
Gain on dispositions	—	3	—	17	—	20
Other income	1	60	—	261	—	322
Intercompany revenues	59	369	214	4,685	(5,327)	—

Total Revenues and Other Income	6,113	23,415	214	32,594	(18,670)	43,666

Costs and Expenses
Purchased commodities	—	13,984	—	8,060	(4,719)	17,325
Production and operating expenses	—	1,255	—	4,751	(40)	5,966
Selling, general and administrative expenses	8	416	1	193	(15)	603
Exploration expenses	—	713	—	559	—	1,272
Depreciation, depletion and amortization	—	776	—	5,282	—	6,058
Impairments	—	122	—	4	—	126
Taxes other than income taxes	—	233	—	1,523	—	1,756
Accretion on discounted liabilities	—	43	—	314	—	357
Interest and debt expense	441	209	174	204	(553)	475
Foreign currency transaction (gains) losses	36	5	(196)	172	—	17

Total Costs and Expenses	485	17,756	(21)	21,062	(5,327)	33,955

Income from continuing operations before income taxes	5,628	5,659	235	11,532	(13,343)	9,711
Provision (benefit) for income taxes	(149)	(394)	7	4,416	—	3,880

Income From Continuing Operations	5,777	6,053	228	7,116	(13,343)	5,831
Income from discontinued operations	1,131	1,131	—	114	(1,245)	1,131

Net income	6,908	7,184	228	7,230	(14,588)	6,962
Less: net income attributable to noncontrolling interests	—	—	—	(54)	—	(54)

Net Income Attributable to ConocoPhillips	$6,908	7,184	228	7,176	(14,588)	6,908

Comprehensive Income Attributable to ConocoPhillips	$5,491	5,767	24	5,730	(11,521)	5,491

	Millions of Dollars
	Nine Months Ended September 30, 2013
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	13,710	—	—	27,449	—	41,159
Equity in earnings of affiliates*	6,771	7,234	—	—	1,803	(14,243)	1,565
Gain on dispositions	—	419	—	—	803	—	1,222
Other income	1	237	—	—	79	—	317
Intercompany revenues*	62	341	13	229	3,723	(4,368)	—

Total Revenues and Other Income	6,834	21,941	13	229	33,857	(18,611)	44,263

Costs and Expenses
Purchased commodities	—	11,901	—	—	8,868	(3,706)	17,063
Production and operating expenses	—	1,106	—	—	4,238	(23)	5,321
Selling, general and administrative expenses	9	443	—	1	173	(19)	607
Exploration expenses	—	491	—	—	420	—	911
Depreciation, depletion and amortization	—	674	—	—	4,867	—	5,541
Impairments	—	—	—	—	31	—	31
Taxes other than income taxes	—	180	—	—	2,018	—	2,198
Accretion on discounted liabilities	—	42	—	—	275	—	317
Interest and debt expense*	467	246	12	176	139	(620)	420
Foreign currency transaction (gains) losses	26	8	—	(209)	141	—	(34)

Total Costs and Expenses	502	15,091	12	(32)	21,170	(4,368)	32,375

Income from continuing operations before income taxes	6,332	6,850	1	261	12,687	(14,243)	11,888
Provision (benefit) for income taxes	(154)	79	—	28	5,406	—	5,359

Income From Continuing Operations	6,486	6,771	1	233	7,281	(14,243)	6,529
Income from discontinued operations	183	183	—	—	183	(366)	183

Net income	6,669	6,954	1	233	7,464	(14,609)	6,712
Less: net income attributable to noncontrolling interests	—	—	—	—	(43)	—	(43)

Net Income Attributable to ConocoPhillips	$6,669	6,954	1	233	7,421	(14,609)	6,669

Comprehensive Income Attributable to ConocoPhillips	$5,294	5,579	1	88	5,747	(11,415)	5,294

*“Interest and debt expense” for ConocoPhillips was revised to reflect contractually agreed interest rates, with offsetting adjustments in the “Equity in earnings of affiliates” and “Intercompany revenues” lines for ConocoPhillips, ConocoPhillips Company and All Other Subsidiaries. There was no impact to Total Consolidated balances.

	Millions of Dollars
	September 30, 2014
Balance Sheet	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	1,182	239	3,987	—	5,408
Short-term investments	—	—	—	374	—	374
Accounts and notes receivable	22	3,102	17	7,266	(2,954)	7,453
Inventories	—	248	—	1,082	—	1,330
Prepaid expenses and other current assets	11	626	12	1,086	(47)	1,688

Total Current Assets	33	5,158	268	13,795	(3,001)	16,253
Investments, loans and long-term receivables*	60,564	75,338	4,105	36,674	(150,864)	25,817
Net properties, plants and equipment	—	9,554	—	66,236	—	75,790
Other assets	42	289	144	1,419	(768)	1,126

Total Assets	$60,639	90,339	4,517	118,124	(154,633)	118,986

Liabilities and Stockholders’ Equity
Accounts payable	$1	4,114	6	7,525	(2,954)	8,692
Short-term debt	1,498	6	6	178	—	1,688
Accrued income and other taxes	—	83	—	1,572	—	1,655
Employee benefit obligations	—	496	—	217	—	713
Other accruals	115	330	99	896	(47)	1,393

Total Current Liabilities	1,614	5,029	111	10,388	(3,001)	14,141
Long-term debt	7,539	5,204	2,976	3,780	—	19,499
Asset retirement obligations and accrued environmental costs	—	1,330	—	8,473	—	9,803
Deferred income taxes	—	663	—	15,429	(8)	16,084
Employee benefit obligations	—	1,639	—	580	—	2,219
Other liabilities and deferred credits*	2,770	10,942	1,454	19,443	(33,030)	1,579

Total Liabilities	11,923	24,807	4,541	58,093	(36,039)	63,325
Retained earnings	38,930	23,893	(1,272)	19,326	(35,426)	45,451
Other common stockholders’ equity	9,786	41,639	1,248	40,318	(83,168)	9,823
Noncontrolling interests	—	—	—	387	—	387

Total Liabilities and Stockholders’ Equity	$60,639	90,339	4,517	118,124	(154,633)	118,986

*Includes intercompany loans.

	Millions of Dollars
	December 31, 2013
Balance Sheet	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	2,434	—	229	3,583	—	6,246
Short-term investments	—	—	—	—	272	—	272
Accounts and notes receivable	73	2,122	2	—	9,267	(2,977)	8,487
Inventories	—	174	—	—	1,020	—	1,194
Prepaid expenses and other current assets	20	535	—	35	2,311	(77)	2,824

Total Current Assets	93	5,265	2	264	16,453	(3,054)	19,023
Investments, loans and long-term receivables*	86,836	100,052	—	4,259	34,795	(200,678)	25,264
Net properties, plants and equipment	—	9,313	—	—	63,514	—	72,827
Other assets	38	260	—	103	1,394	(852)	943

Total Assets	$86,967	114,890	2	4,626	116,156	(204,584)	118,057

Liabilities and Stockholders’ Equity
Accounts payable	$—	3,388	—	4	8,899	(2,977)	9,314
Short-term debt	395	4	—	5	185	—	589
Accrued income and other taxes	—	223	—	—	2,517	(27)	2,713
Employee benefit obligations	—	566	—	—	276	—	842
Other accruals	210	639	—	81	790	(49)	1,671

Total Current Liabilities	605	4,820	—	90	12,667	(3,053)	15,129
Long-term debt	9,047	5,208	—	2,980	3,838	—	21,073
Asset retirement obligations and accrued environmental costs	—	1,289	—	—	8,594	—	9,883
Deferred income taxes	94	557	—	—	14,569	—	15,220
Employee benefit obligations	—	1,791	—	—	668	—	2,459
Other liabilities and deferred credits*	31,693	9,422	—	1,603	22,204	(63,121)	1,801

Total Liabilities	41,439	23,087	—	4,673	62,540	(66,174)	65,565
Retained earnings	34,636	31,835	—	(1,500)	12,848	(36,659)	41,160
Other common stockholders’ equity	10,892	59,968	2	1,453	40,366	(101,751)	10,930
Noncontrolling interests	—	—	—	—	402	—	402

Total Liabilities and Stockholders’ Equity	$86,967	114,890	2	4,626	116,156	(204,584)	118,057

*Includes intercompany loans.

	Millions of Dollars
	Nine Months Ended September 30, 2014
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operating activities	$14,722	(146)	10	14,423	(15,014)	13,995
Net cash provided by discontinued operations	—	202	—	394	(453)	143

Net Cash Provided by Operating Activities	14,722	56	10	14,817	(15,467)	14,138

Cash Flows From Investing Activities
Capital expenditures and investments	—	(3,235)	—	(11,132)	1,638	(12,729)
Proceeds from asset dispositions	16,912	1,386	—	105	(16,969)	1,434
Net purchases of short-term investments	—	—	—	(109)	—	(109)
Long-term advances/loans—related parties	—	(635)	—	(7)	642	—
Collection of advances/loans—related parties	—	47	—	112	(16)	143
Intercompany cash management	(28,922)	33,392	—	(4,470)	—	—
Other	—	(429)	—	(25)	—	(454)

Net cash provided by (used in) continuing investing activities	(12,010)	30,526	—	(15,526)	(14,705)	(11,715)
Net cash provided by (used in) discontinued operations	—	133	—	(59)	(133)	(59)

Net Cash Provided by (Used in) Investing Activities	(12,010)	30,659	—	(15,585)	(14,838)	(11,774)

Cash Flows From Financing Activities
Issuance of debt	—	—	—	642	(642)	—
Repayment of debt	(400)	(16)	—	(105)	16	(505)
Issuance of company common stock	308	—	—	—	(281)	27
Dividends paid	(2,618)	(15,088)	—	(458)	15,546	(2,618)
Other	(2)	(16,863)	—	1,514	15,331	(20)

Net cash provided by (used in) continuing financing activities	(2,712)	(31,967)	—	1,593	29,970	(3,116)
Net cash used in discontinued operations	—	—	—	(335)	335	—

Net Cash Provided by (Used in) Financing Activities	(2,712)	(31,967)	—	1,258	30,305	(3,116)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(86)	—	(86)

Net Change in Cash and Cash Equivalents	—	(1,252)	10	404	—	(838)
Cash and cash equivalents at beginning of period	—	2,434	229	3,583	—	6,246

Cash and Cash Equivalents at End of Period	$—	1,182	239	3,987	—	5,408

	Millions of Dollars
	Nine Months Ended September 30, 2013*
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by (used in) continuing operating activities	$(377)	2,959	(2)	(1)	10,978	(1,616)	11,941
Net cash provided by discontinued operations	—	91	—	—	579	(435)	235

Net Cash Provided by (Used in) Operating Activities	(377)	3,050	(2)	(1)	11,557	(2,051)	12,176

Cash Flows From Investing Activities
Capital expenditures and investments	—	(1,456)	—	—	(9,825)	—	(11,281)
Proceeds from asset dispositions	—	581	—	—	2,646	(52)	3,175
Net sales of short-term investments	—	—	—	—	1	—	1
Long-term advances/loans—related parties	—	(283)	—	—	(541)	824	—
Collection of advances/loans—related parties	—	153	750	2	2,026	(2,801)	130
Intercompany cash management	1,793	(432)	—	—	(1,361)	—	—
Other	—	3	—	—	(54)	—	(51)

Net cash provided by (used in) continuing investing activities	1,793	(1,434)	750	2	(7,108)	(2,029)	(8,026)
Net cash used in discontinued operations	—	(52)	—	—	(540)	52	(540)

Net Cash Provided by (Used in) Investing Activities	1,793	(1,486)	750	2	(7,648)	(1,977)	(8,566)

Cash Flows From Financing Activities
Issuance of debt	—	523	—	—	301	(824)	—
Repayment of debt	—	(1,939)	(750)	—	(1,058)	2,801	(946)
Change in restricted cash	748	—	—	—	—	—	748
Issuance of company common stock	313	—	—	—	—	(301)	12
Dividends paid	(2,481)	—	(4)	—	(2,257)	2,261	(2,481)
Other	2	39	—	—	(686)	52	(593)

Net cash used in continuing financing activities	(1,418)	(1,377)	(754)	—	(3,700)	3,989	(3,260)
Net cash used in discontinued operations	—	—	—	—	(39)	39	—

Net Cash Used in Financing Activities	(1,418)	(1,377)	(754)	—	(3,739)	4,028	(3,260)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(9)	—	—	(76)	—	(85)

Net Change in Cash and Cash Equivalents	(2)	178	(6)	1	94	—	265
Cash and cash equivalents at beginning of period	2	12	6	59	3,539	—	3,618

Cash and Cash Equivalents at End of Period	$—	190	—	60	3,633	—	3,883

*Revised to reflect intercompany cash management activities previously presented as cash flows from continuing operating activities as both continuing activities and discontinued operations in “Cash Flows from Investing Activities” and “Cash Flows From Financing Activities.” There was no impact on Total Consolidated balances.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 50.

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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

ConocoPhillips is the world’s largest independent exploration and production (E&P) company, based on production and proved reserves. Headquartered in Houston, Texas, we have operations and activities in 27 countries. At September 30, 2014, we had approximately 19,000 employees worldwide and total assets of $119 billion.

Overview

We are an independent E&P company focused on exploring for, developing and producing crude oil and natural gas globally. Our asset base reflects our legacy as a major company with a strategic focus on higher-margin developments. Our diverse portfolio primarily includes resource-rich North American shale and oil sands assets; lower-risk legacy assets in North America, Europe, Asia and Australia; several major international developments; and a growing inventory of global conventional and unconventional exploration prospects. Our value proposition to our shareholders is to deliver 3 to 5 percent production and 3 to 5 percent cash margin growth, normalized based on 2013 prices, achieve ongoing competitive dividends and returns on capital, while keeping our fundamental commitment to safety, operating excellence and environmental stewardship. To achieve these goals, we plan to continue to invest in high-margin developments, optimize our portfolio, apply technical capability and maintain financial flexibility.

In 2013 we successfully achieved the targets we set to sell non-core assets, advance major projects, progress development drilling and exploration programs and maintain a competitive dividend. Our success has enabled us to focus on growth in 2014, which we intend to deliver through investments in our legacy assets, continued success in our development drilling and exploration programs, continued ramp up in our unconventional plays and additional project startups, which include recent startups for Foster Creek Phase F, the Britannia Long-Term Compression Project and the Gumusut floating production system, and the anticipated startup at Kebabangan (KBB) later in 2014. As a result, we expect to deliver our value proposition in 2014. In the third quarter of 2014, we achieved production of 1,495 thousand barrels of oil equivalent per day (MBOED), including production from discontinued operations of 14 MBOED. Excluding Libya, our production from continuing operations was 1,473 MBOED. Adjusted for Libya and downtime, production from continuing operations increased by 62 MBOED, or 4 percent, compared with the third quarter of 2013.

Consistent with our commitment to offer our shareholders a competitive dividend, in July 2014, our Board of Directors increased our quarterly dividend by 5.8 percent to $0.73 per share. Through September 2014, we generated $14.0 billion in cash from continuing operations, which included a $1.3 billion distribution from our 50 percent owned FCCL Partnership, and we generated $1.4 billion in proceeds from dispositions of non-core assets. We also paid dividends on our common stock of $2.6 billion and ended the quarter with $5.4 billion in cash and cash equivalents.

We participate in a capital-intensive industry. As a result, we invest significant capital to acquire acreage, explore for new oil and gas fields, develop newly discovered fields, maintain existing fields, and construct pipelines and liquefied natural gas (LNG) facilities. In December 2013 we announced a capital budget of $16.7 billion for 2014, and this guidance is unchanged. We funded $12.7 billion of capital expenditures through September 2014. We use a disciplined approach to select the appropriate projects which will provide the most attractive investment opportunities, with a continued focus on organic growth in volumes and margins through higher-margin oil, condensate and LNG projects and limited investment in North American natural gas. As investments have brought more liquids production online, we have experienced a corresponding shift in our production mix. In the nine-month period of 2014, our average liquids production from continuing operations, excluding Libya, increased 6 percent compared with the same period of 2013. As our major capital projects startup, we plan to direct more of our capital to the unconventionals and development drilling programs, while maintaining the flexibility to respond to changing market conditions. In response to recent weakening commodity prices, an assessment of our 2015 capital budget is ongoing.

Basis of Presentation

Effective April 1, 2014, the Other International segment was restructured to focus on enhancing our capability to operate in emerging and new country business units. As a result, we moved the Latin America and Poland businesses from the historically presented Lower 48 and Latin America segment and the Europe segment to the Other International segment. Results of operations for the Lower 48, Europe and Other International segments have been revised for all periods presented. There was no impact on our consolidated financial results, and the impact on our segment presentation was immaterial. For additional information, see Note 18—Segment Disclosures and Related Information, in the Notes to Consolidated Financial Statements.

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

Brent crude oil prices averaged $101.85 per barrel in the third quarter of 2014, a decrease of 8 percent compared with $110.32 per barrel in the third quarter of 2013, and a decrease of 7 percent compared with $109.63 per barrel in the second quarter of 2014. Prices have been under pressure due to abundant supply and lower demand growth, particularly in Europe and Asia where economic growth is slowing. Industry crude prices for WTI averaged $97.48 per barrel in the third quarter of 2014, a decrease of 8 percent compared with $105.80 per barrel in the third quarter of 2013, and a decrease of 5 percent compared with $103.05 per barrel in the second quarter of 2014. Strong U.S. refinery runs and new pipeline and rail infrastructure contributed to reducing the discount of WTI relative to global oil prices during the third quarter of 2014. More recently, global crude oil prices have continued to experience the volatility associated with the supply/demand factors which drive commodity prices and margins. In the fourth quarter of 2014, crude oil prices have declined to their lowest levels in the past four years to the low-to-mid $80-per-barrel-range. Recent futures market prices for WTI and Brent are $80 to $90 per barrel, respectively, for years 2015—2018, based on October 23, 2014, futures settlements.

Henry Hub natural gas prices averaged $4.07 per thousand cubic feet (MCF) in the third quarter of 2014, an increase of 14 percent compared with $3.58 per MCF in the third quarter of 2013, and a decrease of 13 percent compared with $4.68 per MCF in the second quarter of 2014. Strong growth in demand in 2014 versus 2013, particularly winter weather-driven demand, pushed natural gas prices higher in 2014. Prices in the third quarter of 2014 declined relative to the second quarter of 2014, as cooler-than-normal summer weather softened demand growth while production grew more quickly.

Our realized bitumen price was $62.49 per barrel in the third quarter of 2014, a decrease of 18 percent compared with $76.06 per barrel in the third quarter of 2013, and a decrease of 5 percent compared with $65.82 per barrel in the second quarter of 2014. Bitumen prices weakened in the third quarter of 2014, compared with the same period of 2013, mainly as a result of increased supply, partly offset by stronger refinery demand, increased rail transportation and pipeline capacity improvements.

Our total average realized price was $64.78 per barrel of oil equivalent (BOE) in the third quarter of 2014, a decrease of 7 percent compared with $69.68 per BOE in the third quarter of 2013, which reflected lower average realized prices for crude oil, bitumen and natural gas liquids. In the first nine months of 2014, our total realized price was $68.71 per BOE compared with $68.36 per BOE in the first nine months of 2013. This reflected higher natural gas, bitumen and natural gas liquids prices, partially offset by lower crude oil prices.

Key Operating and Financial Highlights

•	Increased quarterly dividend by 5.8 percent in July.
•	Third-quarter production of 1,473 MBOED from continuing operations, excluding Libya, represents 4 percent growth year-over-year when adjusted for downtime.
•	Eagle Ford and Bakken combined production increased by 33 percent compared with third-quarter 2013.
•	First production achieved from Foster Creek Phase F and the Britannia Long-Term Compression Project in September, as well as the Gumusut floating production system in October.
•	Major turnarounds completed in the Alaska, Canada, Europe, and Asia Pacific and Middle East segments.
•	Major project preparations continue for startup at KBB in the fourth quarter of 2014, and Eldfisk II, Surmont 2 and APLNG in 2015.
•	Oil discovered at the FAN-1 exploration well, offshore Senegal.
•	Exploration and appraisal activity continues with unconventional activities in the Lower 48, Canada and Poland, and conventional drilling in Angola, Australia, the Gulf of Mexico and Senegal.
•	Completed the sale of the Nigerian upstream business in July for net proceeds of $1.4 billion, inclusive of deposits previously received.

Outlook

Production and Capital Guidance

We are on track to meet our value proposition in 2014. Full-year 2014 production from continuing operations, excluding Libya, is expected to be approximately 1,525 to 1,535 MBOED. Fourth-quarter 2014 production guidance from continuing operations, excluding Libya, is being adjusted to reflect anticipated impacts from the absence of ramp gas sales from Australia Pacific LNG Pty Ltd (APLNG) to a third-party LNG project, temporary third-party infrastructure constraints in Malaysia and value-driven ethane rejection in the Lower 48. Fourth-quarter production guidance is 1,545 to 1,575 MBOED.

We intend to release guidance on our 2015 capital expenditures in December 2014.

Freeport LNG

We have a long-term agreement with Freeport LNG Development, L.P. to use 0.9 billion cubic feet per day of regasification capacity at Freeport’s 1.5-billion-cubic-feet-per-day LNG receiving terminal in Quintana, Texas. In July 2013 we and Freeport LNG agreed to terminate this agreement, subject to Freeport LNG obtaining regulatory approval and project financing for an LNG liquefaction and export facility in Texas, in which we are not a participant. In July 2014 Freeport LNG received conditional approval from the Federal Energy Regulatory Commission (FERC), and in October 2014 Freeport LNG received FERC’s permission to construct the facility. Upon satisfaction of their project financing conditions, currently expected to occur in the fourth quarter of 2014, we will pay Freeport LNG a termination fee of approximately $520 million. Freeport LNG will repay the outstanding ConocoPhillips loan used by Freeport LNG to partially fund the original construction of the terminal. These transactions, plus miscellaneous items, will result in a one-time net cash outflow of approximately $50 million for us. When the agreement becomes effective, we also expect to recognize an after-tax charge to earnings of approximately $520 million. At that time, our terminal regasification capacity will be reduced from 0.9 billion cubic feet per day to 0.4 billion cubic feet per day, until July 1, 2016, at which time it will be reduced to zero. As a result of this transaction, we anticipate saving approximately $50 million to $60 million per year in operating costs over the next 19 years. For additional information, see Note 3—Variable Interest Entities (VIEs), in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2014, is based on a comparison with the corresponding periods of 2013.

A summary of income (loss) from continuing operations by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Alaska	$473	494	1,698	1,719
Lower 48	32	209	621	547
Canada	307	642	845	780
Europe	213	288	819	1,005
Asia Pacific and Middle East	772	757	2,390	2,719
Other International	(18)	283	74	328
Corporate and Other	(130)	(234)	(616)	(569)

Income from continuing operations	$1,649	2,439	5,831	6,529

Earnings for ConocoPhillips decreased 32 percent in the third quarter of 2014, and earnings for the nine-month period ended September 30, 2014, decreased 11 percent. The decrease in earnings in both periods of 2014 primarily resulted from:

•

Lower gains from asset sales. Gains realized in both periods of 2014 were not material. Gains realized in the third quarter and nine-month period of 2013 were approximately $777 million after-tax and $1,118 million after-tax, respectively.

•	Lower crude oil prices.
•	Higher operating expenses.
•	Higher impairments.
•	Lower LNG sales volumes, largely as a result of planned maintenance in Australia.
•	Higher depreciation, depletion and amortization (DD&A) expenses, mainly due to higher volumes in the Lower 48 and Europe, partly offset by lower volumes in Canada.

These items were partially offset by:

•	Higher crude oil and bitumen sales volumes and a continued portfolio shift toward liquids.
•

Higher recognition of net gains associated with pending claims and settlements. The third quarter and nine-month period of 2014 included net gains of $105 million after-tax and $204 million after-tax, respectively, compared with net expenses of $116 million after-tax and net gains of $118 million after-tax for the comparable periods of 2013.

•	Lower production taxes in Alaska, which mainly resulted from higher capital spending and lower production volumes.

In addition, lower bitumen prices contributed to the decrease in earnings in the third quarter of 2014.

Earnings in the nine-month period of 2014 also benefitted from higher prices for natural gas, bitumen, LNG and natural gas liquids, as well as improved marketing of third-party North American natural gas volumes. These additional benefits were partly offset by an $83 million after-tax loss related to releases of capacity on transportation and storage capacity agreements.

See the “Segment Results” section for additional information.

Income Statement Analysis

Sales and other operating revenues decreased 11 percent in the third quarter of 2014, mainly as a result of lower prices for crude oil and bitumen and lower LNG volumes, partly offset by higher crude oil and bitumen volumes.

Equity in earnings of affiliates increased 28 percent in the nine-month period of 2014, primarily as a result of higher earnings from FCCL Partnership due to higher bitumen volumes and prices.

Gain on dispositions decreased $1,065 million in the third quarter and $1,202 million in the nine-month period of 2014. Gains realized in both periods of 2014 were not material. Gains realized in the third quarter of 2013 primarily resulted from the disposition of our Clyden undeveloped oil sands leasehold in Canada and the disposition of our 39 percent equity interest in Phoenix Park, located in Trinidad and Tobago. Additional gains realized in the nine-month period of 2013 mainly resulted from the disposition of our interest in the Interconnector Pipeline in Europe and certain properties located in southwest Louisiana, partly offset by a loss on the disposition of the majority of our producing zones located in the Cedar Creek Anticline in the Lower 48.

Purchased commodities decreased 18 percent in the third quarter of 2014, largely as a result of lower natural gas prices in Europe and lower purchased natural gas volumes, partly offset by higher natural gas prices, in North America.

Production and operating expenses increased 12 percent in the nine-month period of 2014, primarily as a result of increased drilling and maintenance activity, mostly in the Lower 48, Australia, Alaska and Europe, in addition to the absence of the 2013 benefit of a $142 million accrual reduction related to the Federal Energy Regulatory Commission (FERC) approval of cost allocation (pooling) agreements with the remaining owners of the Trans-Alaska Pipeline System (TAPS). These increases were partly offset by the absence of a $155 million charge resulting from a settlement in the Asia Pacific and Middle East segment in 2013.

Exploration expenses increased 47 percent in the third quarter and 40 percent in the nine-month period of 2014. Both periods of 2014 were impacted by higher impairments of undeveloped leasehold costs. Higher dry hole costs, mostly associated with the Gulf of Mexico, also contributed to the increase in the nine-month period of 2014. For additional information on the impairments, see Note 7—Impairments, in the Notes to Consolidated Financial Statements.

DD&A increased 10 percent in the third quarter and 9 percent in the nine-month period of 2014. The increase in both periods of 2014 was mostly associated with higher production volumes in the United Kingdom and the Lower 48, partly offset by lower unit-of-production rates in Canada associated with year-end 2013 price-related reserve revisions and lower natural gas production volumes.

Impairments increased $107 million in the third quarter and $95 million in the nine-month period of 2014. For additional information, see Note 7—Impairments, in the Notes to Consolidated Financial Statements.

Taxes other than income taxes decreased 26 percent in the third quarter and 20 percent in the nine-month period of 2014, mainly as a result of lower production taxes due to higher capital spending and lower crude oil production volumes and prices in Alaska.

Interest and debt expense increased 13 percent in the nine-month period of 2014, primarily due to lower capitalized interest on projects, partly offset by lower interest expense from lower average debt levels and a $28 million benefit associated with interest on a favorable tax settlement.

See Note 19—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rate.

Summary Operating Statistics

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Average Net Production
Crude oil (MBD)*	561	552	585	587
Natural gas liquids (MBD)	157	156	161	158
Bitumen (MBD)	124	107	125	105
Natural gas (MMCFD)**	3,833	3,930	3,911	3,963

Total Production (MBOED)	1,481	1,470	1,523	1,511

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)	$96.63	106.60	100.56	104.20
Natural gas liquids (per barrel)	37.83	41.14	41.46	40.64
Bitumen (per barrel)	62.49	76.06	61.65	57.08
Natural gas (per thousand cubic feet)	5.96	5.99	6.77	6.14

	Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical, and lease rentals	$194	180	604	566
Leasehold impairment	179	32	414	142
Dry holes	86	101	254	203

	$459	313	1,272	911

Excludes discontinued operations.

  *Thousands of barrels per day.

**Millions of cubic feet per day. Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At September 30, 2014, our continuing operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, Timor-Leste, Indonesia, China, Malaysia, Qatar, Libya and Russia.

Total production from continuing operations, including Libya, increased 1 percent in both the third quarter and the nine-month period of 2014, while average liquids production increased 3 percent and 2 percent over the corresponding periods in 2013. The increase in total average production for both periods of 2014 primarily resulted from additional production from major developments, mainly from shale plays in the Lower 48 and the ramp up of production from Jasmine in the United Kingdom and Christina Lake in Canada, and increased drilling programs, mostly in the Lower 48, western Canada and China. These increases were largely offset by normal field decline, higher planned downtime, shut-in Libya production due to the closure of the Es Sider crude oil export terminal, and unfavorable market impacts. Adjusted for Libya and downtime, production from continuing operations increased by 62 MBOED, or 4 percent, compared with the third quarter of 2013.

Segment Results

Alaska

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Income From Continuing Operations (millions of dollars)	$473	494	1,698	1,719

Average Net Production
Crude oil (MBD)	139	161	162	176
Natural gas liquids (MBD)	8	11	13	15
Natural gas (MMCFD)	48	35	50	43

Total Production (MBOED)	155	178	183	198

Average Sales Prices
Crude oil (dollars per barrel)	$102.36	110.95	106.06	109.14
Natural gas (dollars per thousand cubic feet)	5.47	4.09	5.55	4.56

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids, natural gas and LNG. As of September 30, 2014, Alaska contributed 20 percent of our worldwide liquids production and 1 percent of our natural gas production.

Alaska earnings decreased 4 percent in the third quarter and 1 percent in the nine-month period of 2014 compared with the same periods of 2013. The decrease in both periods of 2014 was largely due to lower crude oil prices and volumes and higher operating expenses. These reductions to earnings were partly offset by lower production taxes, which resulted from higher 2014 capital spending and lower crude oil production volumes, and higher LNG sales.

The decrease in earnings in the nine-month period of 2014 was also attributable to the absence of a $97 million after-tax benefit associated with a FERC ruling in 2013. In 2012 the major owners of TAPS filed a proposed settlement with FERC to resolve pooling disputes prior to August 2012 and establish a voluntary pooling agreement to pool costs prospectively from August 2012. In July 2013 FERC approved the proposed settlement and pooling agreement without modification. As a result, we reduced a related accrual in the second quarter of 2013, which decreased our production and operating expenses by $97 million after-tax.

Average production decreased 13 percent in the third quarter and 8 percent in the nine-month period of 2014, compared with the corresponding periods of 2013. The reduction in both periods of 2014 was mainly due to higher planned maintenance and normal field decline, partly offset by lower unplanned downtime.

Lower 48

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Income From Continuing Operations (millions of dollars)	$32	209	621	547

Average Net Production
Crude oil (MBD)	191	153	184	149
Natural gas liquids (MBD)	104	94	99	91
Natural gas (MMCFD)	1,485	1,511	1,482	1,490

Total Production (MBOED)	543	499	530	488

Average Sales Prices
Crude oil (dollars per barrel)	$87.91	100.25	91.02	95.92
Natural gas liquids (dollars per barrel)	30.67	32.57	32.51	30.52
Natural gas (dollars per thousand cubic feet)	3.96	3.39	4.48	3.48

As of September 30, 2014, the Lower 48 contributed 32 percent of our worldwide liquids production and 38 percent of our natural gas production. The Lower 48 segment consists of operations located in the U.S. Lower 48 states and exploration activities in the Gulf of Mexico.

Earnings from the Lower 48 decreased 85 percent in the third quarter and increased 14 percent in the nine-month period of 2014 compared with the same periods of 2013. Earnings in both periods of 2014 were largely impacted by a $151 million after-tax impairment as a result of reduced volume forecasts on proved properties and the associated undeveloped leasehold costs; lower crude oil prices; higher DD&A, mostly due to higher crude oil production; higher operating and exploration costs; and higher production taxes. These decreases were partially offset by higher crude oil and natural gas liquids volumes and higher natural gas prices.

Additional benefits to earnings in the nine-month period of 2014 included approximately $100 million after-tax from marketing third-party natural gas volumes, the absence of the $52 million after-tax loss recognized in the nine-month period of 2013 from the disposition of the majority of our producing zones in the Cedar Creek Anticline, and higher natural gas liquids prices. These increases in the nine-month period of 2014 were partially offset by an $83 million after-tax loss recognized upon the release of underutilized transportation and storage capacity at rates below our contractual rates, a $35 million after-tax legal accrual, and the absence of a $69 million after-tax gain on the 2013 disposition of certain properties in southwest Louisiana.

Dry hole expenses were also higher in the nine-month period of 2014 compared with the same period of 2013. Dry hole costs in the nine-month period of 2014 were approximately $130 million after-tax, primarily for the nonoperated Coronado wildcat and appraisal wells and the Deep Nansen wildcat well in the Gulf of Mexico, compared with approximately $90 million after-tax in the nine-month period of 2013 for the Thorn and Ardennes wells, also located in the Gulf of Mexico.

Rising U.S. production and an increase in pipeline capacity to the Gulf Coast have put downward pressure on Gulf Coast crude oil prices. Prices for Permian Basin crude oil production have been impacted by production increases exceeding pipeline offtake additions. Our average realized prices in the Lower 48 have historically correlated with WTI prices; however, in the second half of 2013, our Lower 48 crude differential versus WTI began to widen. In the third quarter of 2014, our average realized crude oil price of $87.91 per barrel was 10 percent less than WTI of $97.48 per barrel. Current market dynamics indicate this crude differential may remain relatively wide in the near-term.

Total average production in the Lower 48 increased 9 percent in both the third quarter and the nine-month period of 2014. Average crude oil production increased 25 percent and 23 percent over the same periods, respectively. The increases in both periods of 2014 were mainly attributable to new production, primarily from the Eagle Ford and Bakken, and improved drilling and well performance. These increases in production were partially offset by normal field decline. In addition, higher unplanned downtime and the impact from asset dispositions partly offset the increase in the nine-month period of 2014.

Canada

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Income From Continuing Operations (millions of dollars)	$307	642	845	780

Average Net Production
Crude oil (MBD)	13	13	13	14
Natural gas liquids (MBD)	21	25	24	25
Bitumen (MBD)
Consolidated operations	9	13	12	12
Equity affiliates	115	94	113	93

Total bitumen	124	107	125	105
Natural gas (MMCFD)	707	775	709	790

Total Production (MBOED)	276	274	280	276

Average Sales Prices
Crude oil (dollars per barrel)	$82.48	91.81	83.00	81.71
Natural gas liquids (dollars per barrel)	45.29	46.90	49.53	47.07
Bitumen (dollars per barrel)
Consolidated operations	64.95	76.90	64.95	59.18
Equity affiliates	62.30	75.93	61.30	56.79
Total bitumen	62.49	76.06	61.65	57.08
Natural gas (dollars per thousand cubic feet)	3.50	2.42	4.47	2.86

Our Canadian operations mainly consist of natural gas fields in western Canada and oil sands developments in the Athabasca Region of northeastern Alberta. As of September 30, 2014, Canada contributed 19 percent of our worldwide liquids production and 18 percent of our natural gas production.

Canada earnings decreased 52 percent in the third quarter and increased 8 percent in the nine-month period of 2014 compared with the corresponding periods of 2013. Earnings in both periods of 2014 were largely impacted by lower gains from asset sales, as a result of the $461 million after-tax gain on disposition of our Clyden undeveloped oil sands leasehold in the third quarter of 2013, partly offset by higher bitumen volumes, higher natural gas prices and lower DD&A from western Canada. The lower DD&A mainly resulted from lower unit-of-production rates related to year-end 2013 price-related reserve revisions and lower natural gas production volumes. Both periods of 2014 also included a $47 million tax benefit resulting from a favorable tax settlement. Lower bitumen prices also contributed to the reduction in earnings in the third quarter of 2014.

Additional benefits to earnings in the nine-month period of 2014 included higher bitumen prices. The increases to earnings in the nine-month period of 2014 were partly offset by the absence of the 2013 recognition of a $224 million tax benefit, which related to the favorable tax resolution associated with the sale of certain western Canada properties in a prior year, and the $109 million after-tax impairment of undeveloped leasehold costs associated with the offshore Amauligak discovery, Arctic Islands and other Beaufort properties. The impairment resulted from our decision not to pursue future development at this time; however, we remain committed to the potential of the area as technology develops and the price environment improves. Lower natural gas volumes also partially offset the increase in earnings in the nine-month period of 2014.

For additional information on the Amauligak impairment, see Note 7—Impairments, in the Notes to Consolidated Financial Statements.

Total average production increased 1 percent in both the third quarter and nine-month period of 2014, while bitumen production increased 16 percent and 19 percent over the same periods, respectively. Increases in total production in both periods of 2014 were mainly attributable to the continued ramp-up of production from Christina Lake Phase E in FCCL and improved drilling and well performance. These increases were partly offset by normal field decline. Higher planned maintenance also partially offset the increase in the third quarter of 2014, while higher royalty impacts, which resulted from higher prices, partly offset the increase in the nine-month period of 2014.

Europe

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Income From Continuing Operations (millions of dollars)	$213	288	819	1,005

Average Net Production
Crude oil (MBD)	119	111	126	112
Natural gas liquids (MBD)	8	5	8	5
Natural gas (MMCFD)	404	357	452	409

Total Production (MBOED)	194	176	209	185

Average Sales Prices
Crude oil (dollars per barrel)	$103.17	112.28	107.79	110.40
Natural gas liquids (dollars per barrel)	54.47	57.36	57.62	56.28
Natural gas (dollars per thousand cubic feet)	7.86	10.48	9.32	10.53

The Europe segment consists of operations principally located in the Norwegian and U.K. sectors of the North Sea, as well as exploration activities in Greenland. As of September 30, 2014, our Europe operations contributed 15 percent of our worldwide liquids production and 12 percent of our natural gas production.

Earnings for Europe decreased 26 percent in the third quarter and 19 percent in the nine-month period of 2014 compared with the same periods of 2013. The decrease in earnings in both periods of 2014 was primarily due to higher DD&A, which mostly resulted from increased production volumes from Jasmine. Higher volumes were offset by lower prices in the third quarter of 2014. In the nine-month period of 2014, lower gains from asset dispositions, mostly due to the absence of the $83 million after-tax gain on the disposition of our interest in the Interconnector Pipeline in 2013; lower prices; and higher taxes and operating expenses were nearly offset by higher volumes.

Average production increased 10 percent in the third quarter and 13 percent in the nine-month period of 2014, mostly due to the continued ramp-up of production from Jasmine, the Rivers Acid Plant in the East Irish Sea and Ekofisk South, improved drilling and well performance in Norway and lower planned downtime. These increases were partly offset by normal field decline. Higher unplanned downtime also partly offset the increase in the third quarter of 2014.

Asia Pacific and Middle East

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Income From Continuing Operations (millions of dollars)	$772	757	2,390	2,719

Average Net Production
Crude oil (MBD)
Consolidated operations	72	77	78	82
Equity affiliates	15	16	15	15

Total crude oil	87	93	93	97

Natural gas liquids (MBD)
Consolidated operations	8	13	10	14
Equity affiliates	8	8	7	8

Total natural gas liquids	16	21	17	22

Natural gas (MMCFD)
Consolidated operations	670	712	715	707
Equity affiliates	518	507	501	494

Total natural gas	1,188	1,219	1,216	1,201

Total Production (MBOED)	301	317	314	320

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$99.07	105.43	103.28	104.30
Equity affiliates	104.09	105.78	106.57	104.51
Total crude oil	99.92	105.48	103.82	104.33
Natural gas liquids (dollars per barrel)
Consolidated operations	69.69	71.35	73.97	72.38
Equity affiliates	67.13	69.90	71.51	70.68
Total natural gas liquids	68.48	70.76	72.96	71.74
Natural gas (dollars per thousand cubic feet)
Consolidated operations	9.39	10.81	10.03	10.87
Equity affiliates	9.11	9.35	9.97	9.18
Total natural gas	9.26	10.21	10.00	10.18

The Asia Pacific and Middle East segment has operations in China, Indonesia, Malaysia, Australia, Timor-Leste and Qatar, as well as exploration activities in Bangladesh and Brunei. As of September 30, 2014, Asia Pacific and Middle East contributed 13 percent of our worldwide liquids production and 31 percent of our natural gas production.

Asia Pacific and Middle East earnings increased 2 percent in the third quarter and decreased 12 percent in the nine-month period of 2014 compared with the same periods of 2013. The increase in third-quarter 2014 earnings was mainly due to the absence of a $116 million after-tax charge in 2013 associated with the Bohai Bay seepage incidents, largely offset by lower volumes. Lower prices and higher operating expenses were nearly offset by higher equity earnings, mostly due to a $60 million tax benefit from foreign currency exchange rate movements; lower taxes; and a $30 million after-tax benefit resulting from a legal settlement.

The reduction in earnings in the nine-month period of 2014 was mainly due to lower volumes, primarily LNG and crude oil, and higher operating expenses, mostly as a result of major planned maintenance at our Bayu-Undan Field and Darwin LNG facility in Australia. Lower natural gas prices also contributed to the decrease in earnings. These decreases were partially offset by higher LNG prices and lower taxes. The 2014 benefits from the absence of the $116 million after-tax charge in 2013 related to Bohai Bay and the $30 million after-tax legal settlement in 2014 were offset by the absence of a $146 million after-tax insurance settlement received in 2013, also associated with the Bohai Bay seepage incidents.

Average production decreased 5 percent in the third quarter and 2 percent in the nine-month period of 2014 compared with the same periods of 2013. The decrease in both periods of 2014 was largely attributable to normal field decline and major planned maintenance at Bayu-Undan and Darwin LNG, partially offset by higher production, mainly from China, Indonesia and Malaysia.

KBB Update

We expect first gas for KBB in November 2014; however, our production rate will be significantly constrained, pending repairs on a third-party pipeline. We expect peak production by mid-2015.

Other International

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Income (Loss) From Continuing Operations (millions of dollars)	$(18)	283	74	328

Average Net Production*
Crude oil (MBD)
Consolidated operations	8	17	3	34
Equity affiliates	4	4	4	5

Total crude oil	12	21	7	39

Natural gas (MMCFD)	1	33	2	30

Total Production (MBOED)	12	26	7	44

Average Sales Prices*
Crude oil (dollars per barrel)
Consolidated operations	$95.22	107.49	95.82	107.21
Equity affiliates	66.47	75.90	68.96	73.66
Total crude oil	83.22	100.85	77.62	103.20
Natural gas (dollars per thousand cubic feet)	—	5.92	6.44	5.20

The Other International segment includes operations in Libya and Russia, as well as exploration activities in Colombia, Poland, Angola, Senegal and Azerbaijan. As of September 30, 2014, Other International contributed 1 percent of our worldwide liquids production.

Other International earnings decreased $301 million in the third quarter and $254 million in the nine-month period of 2014 compared with the same periods of 2013. The decrease in both periods of 2014 was primarily due to the absence of the $288 million after-tax gain recognized on the 2013 disposition of our equity investment in Phoenix Park Processors Limited, located in Trinidad and Tobago. Additionally, earnings in the nine-month period of 2014 were impacted by lower volumes from Libya and lower earnings from equity affiliates, which mostly resulted from the Phoenix Park disposition. The reduction in earnings in the nine-

month period of 2014 was partially offset by the recognition of other income of $154 million after-tax associated with the favorable resolution of a contingent liability.

Average production decreased 54 percent in the third quarter and 84 percent in the nine-month period of 2014 compared with the same periods in 2013. The decreases primarily resulted from the shutdown of the Es Sider crude oil export terminal in Libya, which began at the end of July 2013. Although the Es Sider Terminal reopened in the third quarter of 2014 and production and liftings have resumed, we continue to monitor developments in Libya.

Venezuela Arbitration

In October 2014 we filed for arbitration under the rules of the International Chamber of Commerce (ICC) against Petroleos de Venezuela (PDVSA), the Venezuela state oil company, for contractual compensation related to the Petrozuata and Hamaca heavy crude oil projects. The ICC arbitration is a separate and independent legal action from the investment treaty arbitration against the government of Venezuela, which is pending before an arbitral tribunal under the World Bank’s International Centre for Settlement for Investment Disputes. For additional information, see Note 11—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

Exploration Update

In November 2014 we will plug and abandon the Kamoxi-1 exploration well, located in Block 36 offshore Angola. As a result, we plan to record an approximately $140 million after-tax charge to dry hole expense in the fourth quarter of 2014, which includes estimated costs through November 2014. After plugging Kamoxi-1, we expect to spud a well in adjacent Block 37, which will be the second wildcat in our planned four-well exploration program in the Kwanza Basin.

In October 2014 we announced oil was discovered at the FAN-1 well, offshore Senegal. Further evaluation is required to determine commerciality.

Asset Dispositions

In July 2014 we sold our Nigeria upstream affiliates, and we transferred our 17 percent interest in the Brass LNG Project to the remaining shareholders in Brass LNG Limited. In 2013, we sold our Algeria business and our interest in Kashagan. Results of operations related to Nigeria, Algeria and Kashagan have been classified as discontinued operations in all periods presented in this Form 10-Q. For additional information, see Note 2—Discontinued Operations, in the Notes to Consolidated Financial Statements.

Corporate and Other

	Millions of Dollars
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Income (Loss) From Continuing Operations
Net interest	$(36)	(124)	(357)	(359)
Corporate general and administrative expenses	(51)	(77)	(133)	(147)
Technology	(26)	(26)	(74)	7
Other	(17)	(7)	(52)	(70)

	$(130)	(234)	(616)	(569)

Net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest decreased 71 percent in the third quarter of 2014 compared with the same period in 2013, primarily as a result of a $93 million tax benefit associated with the election of the fair market value method of apportioning interest expense in the United States, as well as a $28 million after-tax benefit associated with interest on a favorable tax settlement. These improvements were partly offset by lower capitalized interest on projects. In the nine-month period of 2014, these tax benefits were largely offset by lower capitalized interest on projects sold or completed.

Corporate general and administrative expenses decreased 34 percent in the third quarter of 2014, mainly due to lower pension settlement expense. Pension settlement expense incurred in the third quarter of 2013 was $31 million after-tax. We did not incur pension settlement expense in the third quarter of 2014.

Technology includes our investment in new technologies or businesses, as well as licensing revenues received. Activities are focused on heavy oil and oil sands, unconventional reservoirs, LNG, and subsurface, arctic and deepwater technologies, with an underlying commitment to environmental responsibility. Losses from Technology were $74 million in the nine-month period of 2014, compared with earnings of $7 million in the same period of 2013. The reduction in earnings primarily resulted from lower licensing revenues and higher research and development expenses.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, and other costs not directly associated with an operating segment. “Other” expenses improved 26 percent in the nine-month period of 2014 compared with the same period of 2013. This improvement was mainly due to foreign currency transaction gains, compared with foreign currency transaction losses in the same period of 2013.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars
	September 30 2014	December 31 2013

Short-term debt	$1,688	589
Total debt	21,187	21,662
Total equity	55,661	52,492
Percent of total debt to capital*	28%	29
Percent of floating-rate debt to total debt**	8%	8

*Capital includes total debt and total equity.
**Includes effect of interest rate swaps.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Cash generated from continuing operating activities is the primary source of funding. During the first nine months of 2014, the primary uses of our available cash were $12,729 million to support our ongoing capital expenditures and investments program, $2,618 million to pay dividends and $505 million to repay debt. During the first nine months of 2014, cash and cash equivalents decreased by $838 million, to $5,408 million.

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

Significant Sources of Capital

Operating Activities

Cash provided by continuing operating activities was $13,995 million for the first nine months of 2014, compared with $11,941 million for the corresponding period of 2013, a 17 percent increase. The increase was primarily due to the $1.3 billion distribution from FCCL in the first quarter of 2014 and lower tax payments due to a smaller proportion of income in higher tax jurisdictions in 2014. The distribution from FCCL resulted from our $2.8 billion prepayment of the remaining joint venture acquisition obligation in 2013, which substantially increased the financial flexibility of our 50 percent owned FCCL Partnership. We do not expect this individually significant distribution to recur in the future under current economic conditions.

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

Asset Sales

On July 30, 2014, we sold our Nigeria upstream affiliates for net proceeds of $1.4 billion, after customary adjustments, inclusive of deposits previously received. In 2013 we sold our Algeria business and our interest in Kashagan. Results of operations related to Nigeria, Algeria and Kashagan have been classified as discontinued operations in all periods presented in this Form 10-Q. For additional information, see Note 2—Discontinued Operations, in the Notes to Consolidated Financial Statements. We continue to evaluate opportunities to further optimize the portfolio.

Commercial Paper and Credit Facilities

In June 2014 we refinanced our revolving credit facility from a total of $7.5 billion to $7.0 billion, with a new expiration date of June 2019. Our revolving credit facility may be used for direct bank borrowings, for the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper programs. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or any of its consolidated subsidiaries.

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

Our primary funding source for short-term working capital needs is the ConocoPhillips $6.1 billion commercial paper program. Commercial paper maturities are generally limited to 90 days. We also have the ConocoPhillips Qatar Funding Ltd. $900 million commercial paper program, which is used to fund commitments relating to Qatar Liquefied Gas Company Limited (3). At both September 30, 2014 and December 31, 2013, we had no direct borrowings or letters of credit issued under the revolving credit facility. In addition, under the ConocoPhillips Qatar Funding Ltd. commercial paper programs, $860 million of commercial paper was outstanding at September 30, 2014, compared with $961 million at December 31, 2013. Since we had $860 million of commercial paper outstanding and had issued no letters of credit, we had access to $6.1 billion in borrowing capacity under our revolving credit facility at September 30, 2014.

Certain of our project-related contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At September 30, 2014 and December 31, 2013, we had direct bank letters of credit of $700 million and $827 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business.

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

For information about guarantees, see Note 10—Guarantees, in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at September 30, 2014, was $21.2 billion, a decrease of $475 million from the balance at December 31, 2013. Our short-term debt balance at September 30, 2014, increased $1.1 billion compared with December 31, 2013, primarily as a result of the timing of scheduled maturities. During the first nine months of 2014, we repaid notes at maturity totaling $400 million. In October 2014 we notified holders of the outstanding $1.5 billion 4.60% Notes due January 2015 that early redemption will occur in November 2014. For more information, see Note 8—Debt, in the Notes to Consolidated Financial Statements.

In July 2014 we announced a 5.8 percent increase in the quarterly dividend rate to 73 cents per share. The dividend was paid September 2, 2014, to stockholders of record at the close of business on July 21, 2014. In October 2014 we announced a dividend of 73 cents per share. The dividend will be paid December 1, 2014, to stockholders of record at the close of business on October 14, 2014.

Capital Spending

	Millions of Dollars
	Nine Months Ended September 30
	2014	2013

Alaska	$1,174	836
Lower 48	4,353	3,885
Canada	1,750	1,602
Europe	1,912	2,326
Asia Pacific and Middle East	3,019	2,306
Other International	403	229
Corporate and Other	118	97

Capital expenditures and investments from continuing operations	$12,729	11,281

Discontinued operations in Kashagan, Nigeria and Algeria	$59	540
Joint venture acquisition obligation (principal)—Canada	—	575

Capital Program	$12,788	12,396

During the first nine months of 2014, capital expenditures and investments from continuing operations supported key exploration and development programs, primarily:

•	Oil and natural gas development and exploration activities in the Lower 48, including the Eagle Ford, Bakken and Niobrara shale plays, and the Permian Basin.
•	Development of coalbed methane projects associated with the APLNG joint venture in Australia.
•	Oil sands development and ongoing liquids-rich plays in Canada.
•	In Europe, development activities in the Greater Ekofisk, Aasta Hansteen, Clair Ridge and Jasmine areas, and appraisal activities in the Greater Clair Area.
•	Alaska activities related to development in the Greater Kuparuk Area and the Greater Prudhoe Area, as well as exploration and development activities in the Western North Slope.
•	Exploration and appraisal drilling in deepwater Gulf of Mexico.
•	Continued development of offshore fields in Malaysia and Indonesia and ongoing exploration, appraisal and development activity offshore Australia and China.
•	Exploration activities in Angola and Senegal.

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

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes. For information on other contingencies, see Note 11—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

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

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2013, we reported we had been notified of potential liability under CERCLA and comparable state laws at 15 sites around the United States. As of September 30, 2014, there was no change in the number of sites.

At September 30, 2014, our balance sheet included a total environmental accrual of $366 million, compared with $348 million at December 31, 2013, for remediation activities in the United States and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

•	Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business.
•	Limited access to capital or significantly higher cost of capital related to illiquidity or uncertainty in the domestic or international financial markets.
•	Delays in, or our inability to, execute asset dispositions.
•	Inability to obtain economical financing for development, construction or modification of facilities and general corporate purposes.
•	The operation and financing of our joint ventures.
•	The factors generally described in Item 1A—Risk Factors in our 2013 Annual Report on Form 10-K.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the nine months ended September 30, 2014, does not differ materially from that discussed under Item 7A in our 2013 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2014, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President, Finance and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2014.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the third quarter of 2014 and any material developments with respect to matters previously reported in ConocoPhillips’ 2013 Annual Report on Form 10-K. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were to be decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to the U.S. Securities and Exchange Commission (SEC) regulations.

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

Matters previously reported—ConocoPhillips

The New Mexico Environment Department issued four Notices of Violation (NOVs) to ConocoPhillips alleging a total of 16 individual violations for failure to comply with air emission recordkeeping, reporting and testing requirements at various natural gas compression operations in northwestern New Mexico. These violations were alleged to have occurred between 2006 and 2012. ConocoPhillips worked with the agency and has resolved these NOVs by paying a penalty of $189,658.

Matters previously reported—Phillips 66

On May 19, 2010, the Lake Charles Refinery received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality (LDEQ) alleging various violations of applicable air emission regulations, as well as certain provisions of the consent decree in Civil Action No. H-01-4430. Phillips 66 has resolved the consent decree issues and is working with the LDEQ to resolve the remaining allegations.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2013 Annual Report on Form 10-K.

Item 6.	EXHIBITS

10.1*	Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Targeted Variable Long Term Incentive Program of ConocoPhillips, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated September 15, 2014.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Glenda M. Schwarz
Glenda M. Schwarz
Vice President and Controller
(Chief Accounting and Duly Authorized Officer)

November 4, 2014