Form 10-K
period 2014-12-31
CONOCOPHILLIPS
filed 2015-02-24
CIK 1163165

2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

         (Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-32395

ConocoPhillips

(Exact name of registrant as specified in its charter)

Delaware	01-0562944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [x]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [  ] Yes    [x] No

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $85.73, was $105.4 billion.

The registrant had 1,231,461,668 shares of common stock outstanding at January 31, 2015.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2015 (Part III)

PART I

Unless otherwise indicated, “the Company,” “we,” “our,” “us” and “ConocoPhillips” are used in this report to refer to the businesses of ConocoPhillips and its consolidated subsidiaries. Items 1 and 2—Business and Properties, contain forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 70.

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

In April 2012 the ConocoPhillips Board of Directors approved the separation of our downstream business into an independent, publicly traded energy company, Phillips 66. Each ConocoPhillips stockholder received one share of Phillips 66 stock for every two shares of ConocoPhillips stock held at the close of business on the record date of April 16, 2012. The separation was completed on April 30, 2012, and activities related to Phillips 66 have been treated as discontinued operations for all periods prior to the separation.

In 2012 we agreed to sell our interest in the North Caspian Sea Production Sharing Agreement (Kashagan) and our Nigeria and Algeria businesses (collectively, the “Disposition Group”). We sold our Nigeria business in the third quarter of 2014, and we sold Kashagan and our Algeria business in the fourth quarter of 2013. Results for the Disposition Group have been reported as discontinued operations in all periods presented. For additional information on all discontinued operations, see Note 2—Discontinued Operations, in the Notes to Consolidated Financial Statements.

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

At December 31, 2014, ConocoPhillips employed approximately 19,100 people worldwide.

SEGMENT AND GEOGRAPHIC INFORMATION

For operating segment and geographic information, see Note 23—Segment Disclosures and Related Information, in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

We explore for, produce, transport and market crude oil, bitumen, natural gas, liquefied natural gas (LNG) and natural gas liquids on a worldwide basis. At December 31, 2014, our continuing operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, Timor-Leste, Indonesia, China, Malaysia, Qatar, Libya and Russia.

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

The following table is a summary of the proved reserves information included in the “Oil and Gas Operations” disclosures following the Notes to Consolidated Financial Statements. Approximately 84 percent of our proved reserves are located in politically stable countries that belong to the Organization for Economic Cooperation and Development. Natural gas reserves are converted to BOE based on a 6:1 ratio: six thousand cubic feet of natural gas converts to one BOE. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that will enhance the understanding of the following summary reserves table.

	Millions of Barrels of Oil Equivalent
Net Proved Reserves at December 31	2014	2013	2012

Crude oil
Consolidated operations	2,605	2,659	2,684
Equity affiliates	103	90	95

Total Crude Oil	2,708	2,749	2,779

Natural gas liquids
Consolidated operations	662	699	646
Equity affiliates	53	45	48

Total Natural Gas Liquids	715	744	694

Natural gas
Consolidated operations	2,543	2,710	2,726
Equity affiliates	874	688	543

Total Natural Gas	3,417	3,398	3,269

Bitumen
Consolidated operations	598	579	506
Equity affiliates	1,468	1,451	1,394

Total Bitumen	2,066	2,030	1,900

Total consolidated operations	6,408	6,647	6,562
Total equity affiliates	2,498	2,274	2,080

Total company	8,906	8,921	8,642

Total production from continuing operations, including Libya, was 1,540 thousand barrels of oil equivalent per day (MBOED) in 2014, compared with 1,502 MBOED in 2013, an increase of 3 percent. Average liquids production increased 4 percent over the same period. The increase in total average production in 2014 primarily resulted from additional production from major developments, mainly from shale plays in the Lower 48 and the ramp up of production from Jasmine in the United Kingdom and Christina Lake in Canada, and increased drilling programs, mostly in the Lower 48, western Canada and Norway. These increases were largely offset by normal field decline, higher planned downtime, shut-in Libya production due to the closure of the Es Sider crude oil export terminal, and unfavorable market impacts. Excluding Libya, production from continuing operations was 1,532 MBOED in 2014, compared with 1,472 MBOED in 2013, an increase of 60 MBOED, or 4 percent.

Our total average realized price from continuing operations was $64.59 per BOE in 2014, a decrease of 4 percent compared with $67.62 per BOE in 2013, which reflected lower average realized prices for crude oil and natural gas liquids, partly offset by higher bitumen and natural gas prices. Our worldwide annual average crude oil sales price from continuing operations decreased 10 percent in 2014, from $103.32 per barrel in 2013 to $92.80 per barrel in 2014. Additionally, our worldwide average annual natural gas liquids prices from continuing operations decreased 6 percent, from $41.42 per barrel in 2013 to $38.99 per barrel in 2014. Our average annual worldwide natural gas sales price from continuing operations increased 8 percent, from $6.11 per thousand cubic feet in 2013 to $6.57 per thousand cubic feet in 2014. Average annual bitumen prices increased 3 percent, from $53.27 per barrel in 2013 to $55.13 per barrel in 2014.

ALASKA

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids, natural gas and LNG. We are the largest crude oil and natural gas producer in Alaska and have major ownership interests in two of North America’s largest oil fields located on Alaska’s North Slope: Prudhoe Bay and Kuparuk. We also have a significant operating interest in the Alpine Field, located on the Western North Slope. Additionally, we are one of Alaska’s largest owners of state and federal exploration leases, with approximately 0.9 million net undeveloped acres at year-end 2014. Approximately 0.4 million of these acres are located in the National Petroleum Reserve—Alaska (NPRA) and 0.3 million are located in the Chukchi Sea. In 2014 Alaska operations contributed 20 percent of our worldwide liquids production and 1 percent of our natural gas production.

			2014
	Interest	Operator	Liquids MBD	*	Natural Gas MMCFD	**	Total MBOED

Average Daily Net Production
Greater Prudhoe Area	36.1%	BP	91		6		92
Greater Kuparuk Area	52.2–55.5	ConocoPhillips	52		-		52
Western North Slope	78.0	ConocoPhillips	32		1		32
Cook Inlet Area	33.3–100.0	ConocoPhillips	-		42		7

Total Alaska			175		49		183

*Thousands	of barrels per day.
**Millions	of cubic feet per day.

Greater Prudhoe Area

The Greater Prudhoe Area includes the Prudhoe Bay Field and five satellite fields, as well as the Greater Point McIntyre Area fields. Prudhoe Bay, the largest oil field on Alaska’s North Slope, is the site of a large waterflood and enhanced oil recovery operation, as well as a gas plant which processes natural gas for reinjection into the reservoir. Prudhoe Bay’s satellites are Aurora, Borealis, Polaris, Midnight Sun and Orion, while the Point McIntyre, Niakuk, Raven and Lisburne fields are part of the Greater Point McIntyre Area.

Greater Kuparuk Area

We operate the Greater Kuparuk Area, which consists of the Kuparuk Field and four satellite fields: Tarn, Tabasco, Meltwater and West Sak. Kuparuk is located 40 miles west of Prudhoe Bay. Field installations include three central production facilities which separate oil, natural gas and water, as well as a separate seawater treatment plant. Development drilling at Kuparuk consists of rotary-drilled wells and horizontal multi-laterals from existing well bores utilizing coiled-tubing drilling.

The successful Shark Tooth delineation well extended the known Kuparuk accumulation to the southwestern area of the Kuparuk Field where construction of Drill Site 2S is progressing. The project was sanctioned in October 2014. First production is estimated in late 2015, with net peak production estimated at 5 MBOED in 2017.

In 2014 we received regulatory approvals to advance oil development targeting the West Sak reservoir in the Kuparuk River Unit. Pending a final investment decision, the development, 1H Northeast West Sak (NEWS), will include a nine-acre extension to an existing drill site allowing for new wells and associated facilities. We anticipate first production in 2017.

Western North Slope

On the Western North Slope, we operate the Colville River Unit, which includes the Alpine Field and three satellite fields: Nanuq, Fiord and Qannik. Alpine is located 34 miles west of Kuparuk. Construction is progressing on Alpine West CD5, a new drill site which will extend the Alpine reservoir west into the NPRA. Initial production is anticipated in late 2015, with net peak production estimated at 10 MBOED in 2016.

The Greater Mooses Tooth Unit, the first unit established entirely within the NPRA, was formed in 2008. In 2014 we progressed development planning for the Greater Mooses Tooth #1 (GMT1) drill site. Delays in federal permitting and requirements, in addition to the current low commodity price environment, have resulted in deferral of the final investment decision. We plan to shoot seismic and continue engineering in 2015. GMT1 is planned to be connected by road to the CD5 drill site, and production will be transported by pipeline to the existing Alpine facilities for processing. We are evaluating further exploration and development potential in the NPRA.

Cook Inlet Area

We operate the North Cook Inlet Unit, the Beluga River Unit, and the Kenai LNG Facility in the Cook Inlet Area. We have a 100 percent interest in the North Cook Inlet Unit and the Kenai LNG Facility, while we own 33.3 percent of the Beluga River Unit. Our share of production from the units is primarily sold to local utilities and is also used to supply feedstock to the Kenai LNG Plant.

The Kenai LNG Facility includes a 1.6 million-tons-per-year capacity plant, as well as docking and loading facilities for LNG tankers. LNG from the plant has historically been transported and sold to utility companies in Japan. The plant was idled in late-2012; however, due to a change in market conditions, including additional gas supplies, we were granted a two-year export license from the U.S. Department of Energy (DOE) in April 2014 to export up to 40 billion cubic feet of LNG from the facility. As a result, we shipped 5 cargoes of LNG from the Kenai Facility to Asia in 2014.

Point Thomson

We own a 5 percent interest in the Point Thomson Unit, which is located approximately 60 miles east of Prudhoe Bay. An initial production system is anticipated to be online by 2016, which is estimated to send 400 net BOED of condensate through the Trans-Alaska Pipeline System (TAPS).

Alaska LNG (AKLNG)

During 2012 we, along with affiliates of Exxon Mobil Corporation, BP p.l.c. and TransCanada Corporation (collectively, the “AKLNG co-venturers”), began evaluating a potential LNG project which would liquefy and export natural gas from Alaska’s North Slope and deliver it to market. The AKLNG Project concept is an integrated LNG project consisting of a liquefaction plant, including marine terminal facilities and auxiliary marine vessels, located in south-central Alaska; a natural gas treatment plant, located on the North Slope; and an estimated 800-mile natural gas pipeline, which would connect the two plants.

The proposed AKLNG natural gas liquefaction plant and terminal would be located in the Nikiski area on the Kenai Peninsula, approximately 60 miles southwest of Anchorage, along the Cook Inlet. In January 2014 the AKLNG co-venturers, the Commissioners of the Alaska Departments of Revenue and Natural Resources, and the Alaska Gasline Development Corporation, a state-owned corporation, signed a Heads of Agreement (HOA) for the AKLNG Project. The HOA provides a roadmap of how the parties intend to progress the project, including proposed terms for participation by the State of Alaska as an equity owner, proposed fiscal and regulatory terms, and proposed terms for expansion of project components. During 2014 general legislation was enacted by the State of Alaska, and a joint venture agreement for the preliminary front-end engineering and design phase of the project was executed. The AKLNG Project will require many major federal permits, and in July 2014 an application for an LNG export license was filed with the U.S. DOE to export up to 20 million metric tons a year of LNG for 30 years. In November 2014 the U.S. DOE authorized the export of LNG to free trade agreement (FTA) countries, and authorization to export to non-FTA countries remains pending. In September 2014 the Federal Energy Regulatory Commission (FERC) accepted the project into pre-file status, which initiates the lengthy environmental and safety reviews required to design, permit, construct and operate the plants and pipeline.

Significant engineering, technical, regulatory, fiscal, commercial and permitting issues would need to be resolved prior to a final investment decision on the potential $45 billion to $65 billion (gross) project.

Exploration

In 2014 we drilled two exploration wells within the Greater Mooses Tooth Unit: the Rendezvous 3 and Flattop-1. Potential development of the Rendezvous 3 area is under evaluation. Flattop-1 encountered hydrocarbons but was expensed. The well is temporarily abandoned and available for testing in the future. In 2013 we drilled in the Cassin Prospect, located in the Bear Tooth Unit in the northeast NPRA, and we are continuing to evaluate development options. The Moraine Prospect, located on the western flank of the Kuparuk Field, was tested in 2013 and began producing in 2014.

Transportation

We transport the petroleum liquids produced on the North Slope to south-central Alaska through an 800-mile pipeline that is part of TAPS. We have a 29.1 percent ownership interest in TAPS, and we also have ownership interests in the Alpine, Kuparuk and Oliktok pipelines on the North Slope.

Our wholly owned subsidiary, Polar Tankers, Inc., manages the marine transportation of our North Slope production, using five company-owned, double-hulled tankers, and charters third-party vessels as necessary. The tankers primarily deliver oil from Valdez, Alaska, to refineries on the west coast of the United States.

LOWER 48

The Lower 48 segment consists of operations located in the U.S. Lower 48 states and exploration activities in the Gulf of Mexico. The Lower 48 business is organized within four regions covering the Gulf Coast, Mid-Continent, Rockies and San Juan. As a result of increasing shale opportunities, we have directed our investments toward certain higher-margin, liquids-rich plays. We hold 15 million net onshore and offshore acres in the Lower 48. In 2014 the Lower 48 contributed 32 percent of our worldwide liquids production and 38 percent of our natural gas production.

				2014
	Interest		Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Eagle Ford	Various	%	Various	122	199	155
Gulf of Mexico	Various		Various	14	14	16
Gulf Coast—Other	Various		Various	9	213	45

Total Gulf Coast				145	426	216

Permian	Various		Various	38	119	58
Barnett	Various		Various	6	45	13
Anadarko Basin	Various		Various	7	119	27

Total Mid-Continent				51	283	98

Bakken	Various		Various	45	32	50
Wyoming/Uinta	Various		Various	1	96	17
Niobrara	Various		Various	2	1	2

Total Rockies				48	129	69

San Juan	Various		Various	41	653	150

Total U.S. Lower 48				285	1,491	533

Onshore

We hold 13 million net acres of onshore conventional and unconventional acreage in the Lower 48, the majority of which is either held by production or owned by the Company. Our unconventional holdings total approximately 2.7 million net acres in the following areas:

•	900,000 net acres in the San Juan Basin, located in northwestern New Mexico and southwestern Colorado;
•	619,000 net acres in the Bakken, located in North Dakota and Eastern Montana;
•	216,000 net acres in the Eagle Ford, located in South Texas;
•	186,000 net acres in the Permian, located in West Texas and southeastern New Mexico;
•	123,000 net acres in the Niobrara, located in northeastern Colorado;
•	65,000 net acres in the Barnett, located in north central Texas; and
•	578,000 net acres in other unconventional exploration plays.

The majority of our 2014 onshore production originated from the Eagle Ford, San Juan, Permian and Bakken. Onshore activities in 2014 were centered mostly on continued development and optimization of emerging and existing assets, with an emphasis on areas with higher-margin, liquids-rich production, particularly in growing unconventional plays. Our major focus areas in 2014 included the following:

•	Eagle Ford—The Eagle Ford transitioned into full field development in 2014, with the majority of the development program being drilled on multi-well pads. We operated 12 rigs throughout the majority of 2014, resulting in 196 operated wells drilled and 199 operated wells connected. In 2014 we also increased production by 30 percent compared with 2013, and we achieved net peak production of 179 MBOED, compared with 141 MBOED in 2013.
•	Bakken—The Bakken continued to experience a significant increase in activity in 2014, as we drilled 129 operated wells during the year and brought 137 operated wells online. We also operated 10 or more drilling rigs throughout the year and improved our efficiency with pad drilling. As a result, we achieved net peak production of more than 63 MBOED in 2014, compared with 43 MBOED in 2013.
•	San Juan Basin—The San Juan Basin includes significant conventional gas production, which yields approximately 30 percent natural gas liquids, as well as the majority of our U.S. coalbed methane (CBM) production. We hold approximately 1.3 million net acres of oil and gas leases by production in San Juan, where we continue to pursue select conventional development opportunities. This also includes approximately 900,000 net unconventional acres of lease rights.
•	Permian Basin—The Permian Basin is another area where we are leveraging our conventional legacy position by utilizing new technology to improve the ultimate recovery and value from these fields. This technology should also identify new, unconventional plays across the region. We hold approximately 1.1 million net acres in the Permian, which includes 186,000 net unconventional acres.

Gulf of Mexico

At year-end 2014, our portfolio of producing properties in the Gulf of Mexico primarily consisted of one operated field and three fields operated by co-venturers, including:

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

At December 31, 2014, we held approximately 2.1 million net acres in the deepwater Gulf of Mexico.

We own a 30 percent nonoperated working interest in the Shenandoah discovery. The results of the first Shenandoah appraisal well were announced in 2013 and confirmed Shenandoah as a significant oil discovery. The second Shenandoah down dip appraisal well was spud in 2014 and expensed as a dry hole. Planning is underway for the next appraisal well, which is expected to spud in the second quarter of 2015.

As of December 2014, we owned a 35 percent nonoperated interest in the Gila Prospect and a 100 percent interest in one Gibson Prospect block, both located in the Keathley Canyon area of the Gulf of Mexico. In January 2015 we entered into an exchange agreement with Chevron Corporation and BP p.l.c. to align working interests in order to progress a hub development. As a result, our interests in both the Gila and the Gibson prospects were adjusted to 30 percent. The Gila exploration well was announced as a discovery in 2013 and is currently being appraised.

Other ongoing drilling activities at the end of 2014 included a Tiber appraisal well, in which we own an 18 percent working interest.

The nonoperated Coronado wildcat and appraisal wells and the Deep Nansen wildcat well were declared dry holes in 2014.

In support of our Gulf of Mexico exploration program, we secured access to two new-build deepwater drillships. The first drillship commenced drilling on our operated Harrier Prospect in February 2015, and we anticipate delivery of the second drillship during 2015. Both will provide rig availability for our operated drilling program. We expect to drill two wells in 2015 utilizing the first drillship.

•	Unconventional Exploration

In 2014 we actively pursued the exploration and appraisal of our existing unconventional resource plays, including the Niobrara play in the Denver-Julesburg Basin, and the Wolfcamp and Bone Springs plays in the Delaware Basin. During 2014 we acquired approximately 13,000 net additional acres in various resource plays across the Lower 48, which included the Permian, Niobrara and Eagle Ford plays, maintaining our significant acreage position in Lower 48 shale plays of approximately 2.7 million net acres. During 2014 we drilled a total of 36 unconventional exploration wells in the Niobrara play and the Delaware Basin.

In 2015 we plan to continue to explore and appraise certain unconventional plays and assess new unconventional opportunities, but at a slower pace in anticipation of weak 2015 commodity prices.

Facilities

Freeport LNG Terminal

In July 2013 we agreed with Freeport LNG Development, L.P. to terminate our long-term agreement to use 0.9 billion cubic feet per day of regasification capacity at Freeport’s 1.5-billion-cubic-feet-per-day LNG receiving terminal in Quintana, Texas. The termination agreement was subject to Freeport LNG obtaining regulatory approval and project financing for an LNG liquefaction and export facility in Texas, in which we are not a participant. These conditions were satisfied in the fourth quarter of 2014, and we paid Freeport LNG a termination fee of $522 million. Freeport LNG repaid the outstanding ConocoPhillips loan used by Freeport LNG to partially fund the original construction of the terminal. These transactions, plus miscellaneous items, resulted in a one-time net cash outflow of $63 million for us. In addition, we recognized an after-tax charge to earnings of $540 million in the fourth quarter of 2014, and our terminal regasification capacity has been reduced from 0.9 billion cubic feet per day to 0.4 billion cubic feet per day, until July 1, 2016, at which time it will be reduced to zero. As a result of this transaction, we anticipate saving approximately $50 to $60 million per year in costs over the next 18 years. For additional information, see Note 3—Variable Interest Entities (VIEs), in the Notes to Consolidated Financial Statements.

Golden Pass LNG Terminal

We have a 12.4 percent ownership interest in the Golden Pass LNG Terminal and affiliated Golden Pass Pipeline, with a combined net book value of approximately $290 million at December 31, 2014. It is located adjacent to the Sabine-Neches Industrial Ship Channel northwest of Sabine Pass, Texas. The terminal became commercially operational in May 2011. We hold terminal and pipeline capacity for the receipt, storage and regasification of the LNG purchased from Qatargas 3 and the transportation of regasified LNG to interconnect with major interstate natural gas pipelines. Utilization of the terminal has been and is expected to be limited, as market conditions currently favor the flow of LNG to European and Asian markets. As a result, we are evaluating opportunities to optimize the value of the terminal facilities.

Great Northern Iron Ore Properties Trust

ConocoPhillips holds the reversionary interest in the Great Northern Iron Ore Properties trust (the Trust), a grantor trust that owns mineral interests in the Mesabi Iron Range in northeastern Minnesota and certain other personal property. Pursuant to the terms of the Trust Agreement, the Trust terminates on April 6, 2015. At the end of the wind-down period, documents memorializing ConocoPhillips’ ownership of certain Trust property, including all of the Trust’s mineral properties and active leases, will be delivered to ConocoPhillips. The Trustees currently anticipate the wind-down process, final distribution and dissolution of the Trust will be completed by the end of 2016. At that time, we expect to recognize the fair value of the Trust’s net assets transferred to us.

Other

•	San Juan Gas Plant—We operate and own a 50 percent interest in the San Juan Gas Plant, a 550 million cubic-feet-per-day capacity natural gas processing plant in Bloomfield, New Mexico.
•	Lost Cabin Gas Plant—We operate and own a 46 percent interest in the Lost Cabin Gas Plant, a 313 million cubic-feet-per-day capacity natural gas processing facility in Lysite, Wyoming.
•	Helena Condensate Processing Facility—We operate and own the Helena Condensate Processing Facility, a 90,000 barrel-per-day condensate processing plant located in Kenedy, Texas.
•	Sugarloaf Condensate Processing Facility—We operate and own an 87.5 percent interest in the Sugarloaf Condensate Processing Facility, a 30,000 barrel-per-day condensate processing plant located near Pawnee, Texas.
•	Bordovsky Condensate Processing Facility—We operate and own the Bordovsky Condensate Processing Facility, a 15,000 barrel-per-day condensate processing plant located in Kenedy, Texas.
•	Wingate Fractionator—We sold the Wingate Fractionator in 2014.

CANADA

Our Canadian operations mainly consist of natural gas fields in western Canada and oil sands developments in the Athabasca Region of northeastern Alberta. In 2014 operations in Canada contributed 19 percent of our worldwide liquids production and 18 percent of our natural gas production.

				2014
	Interest		Operator	Liquids MBD	Natural Gas MMCFD	Bitumen MBD	Total MBOED

Average Daily Net Production
Western Canada	Various	%	Various	36	711	-	155
Surmont	50.0		ConocoPhillips	-	-	12	12
Foster Creek	50.0		Cenovus	-	-	53	53
Christina Lake	50.0		Cenovus	-	-	64	64

Total Canada				36	711	129	284

Western Canada

Our operations in western Canada extend across Alberta, British Columbia and Saskatchewan. We operate or have ownership interests in approximately 80 natural gas processing plants in the region, and, as of December 31, 2014, held leasehold rights in 5.7 million net acres in western Canada. Our investments in 2014 were focused mainly on higher-margin, liquids-rich opportunities in the following three core development areas:

•	Deep Basin—We hold leasehold rights in 1.4 million net acres in the Deep Basin, located in northwest Alberta and northeast British Columbia. In 2014 Deep Basin achieved average net production of 44 MBOED, and we drilled 12 horizontal wells.
•	Kaybob-Edson—We hold leasehold rights in 0.9 million net acres in the Kaybob-Edson Area, located south of the Deep Basin in west-central Alberta. Net production for Kaybob-Edson averaged 41 MBOED in 2014, and we drilled 36 horizontal wells.
•	Clearwater—Located in west-central Alberta, south of Kaybob-Edson, we hold 0.8 million net acres of leasehold rights. In 2014 average net production for Clearwater was 41 MBOED, and we drilled 39 horizontal wells.

Assets located outside the three core development areas are focused on production optimization and consist of 2.6 million net acres of leasehold rights. These assets averaged 29 MBOED of net production in 2014.

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

•	Surmont—The Surmont oil sands leases are located approximately 35 miles south of Fort McMurray, Alberta. Surmont is a 50/50 joint venture with Total S.A. Surmont 2 construction began in 2010, with first steam targeted for mid-2015. Following startup, Surmont’s gross production capacity is estimated to be 150 MBOED, with peak production anticipated by 2017.
•

FCCL— FCCL Partnership, a Canadian upstream general partnership, is a 50/50 heavy oil business venture with Cenovus Energy Inc. FCCL’s assets are operated by Cenovus and include the Foster Creek, Christina Lake and Narrows Lake SAGD bitumen developments. FCCL continues to progress expansion plans which would potentially increase total gross production capacity to approximately 750 MBOED. In light of current market conditions for oil prices, FCCL plans to spread the capital investment in its oil sands projects over a longer period of time, which will slow the pace of certain developments.

o	Foster Creek

Foster Creek is located approximately 200 miles northeast of Edmonton, Alberta. There are six producing phases at Foster Creek, Phases A through F, with one more under construction, Phase G. First production for Phase F was achieved in the third quarter of 2014, and first production for Phase G is anticipated in 2016. Due to the substantial decline in crude oil prices, construction on Phase H has been deferred in order to preserve cash. Phases G and H are each expected to add 30 MBOED of gross production capacity, with an additional 50 MBOED from potential optimization. In the fourth quarter of 2014, regulatory approval was received for Phase J, which should add approximately 50 MBOED of gross production capacity. With the additional phases and potential optimization, Foster Creek has the potential to reach approximately 310 MBOED of total gross production capacity.

o	Christina Lake

Christina Lake is located approximately 75 miles south of Fort McMurray, Alberta. There are five producing phases at Christina Lake, Phases A through E, with plans underway for Phase F. Gross production at Christina Lake increased approximately 40 percent in 2014, mostly as a result of Phase E reaching full capacity in the second quarter of 2014, in addition to strong facility uptime and strong well performance. During 2014 construction continued on Phases F and G. Phase F is expected to commence production in the second half of 2016 and add another 50 MBOED of gross production capacity. Further construction on Phase G has been deferred to preserve cash. An application for Phase H was submitted for regulatory review in 2013. With the additional expansion phases and optimization work, total gross production capacity from Christina Lake has the potential to reach approximately 310 MBOED.

o	Narrows Lake

Narrows Lake is located near Christina Lake. Plant construction on Phase A continued in 2014; however, further work at Narrows Lake has been deferred to preserve cash. Narrows Lake is estimated to reach 130 MBOED of total gross production capacity.

Amauligak

We have a 55 percent operating interest in the Amauligak discovery, which lies approximately 30 miles offshore in shallow water in the Beaufort Sea. In 2014 we decided not to pursue future development of the Amauligak discovery. Accordingly, we recorded a $109 million after-tax impairment of undeveloped leasehold costs associated with the offshore Amauligak discovery, Arctic Islands and other Beaufort properties. We, however, remain committed to the potential of the area, should technology and commodity prices improve.

Exploration

We hold exploration acreage in four areas of Canada: onshore western Canada, offshore eastern Canada, the Mackenzie Delta/Beaufort Sea Region and the Arctic Islands. Our primary exploration focus is on liquids-rich unconventional plays in western Canada and conventional exploration offshore eastern Canada.

•	Conventional Exploration

During 2014 we entered into a farm-in agreement to acquire a 30 percent nonoperated interest in six exploration licenses covering approximately five million gross acres in the deepwater Shelburne Basin, offshore Nova Scotia. Pending regulatory approval, we anticipate drilling will begin in the second half of 2015. In December 2014 we participated in a successful bid for one exploration license covering 0.7 million gross acres located in the Flemish Pass Basin, offshore Newfoundland. In January 2015 we were awarded the license, in which we hold a 30 percent nonoperated interest.

•	Unconventional Exploration

We hold approximately 0.7 million net acres in the emerging Montney, Muskwa, Duvernay and Canol unconventional plays in Alberta, northeastern British Columbia and the Northwest Territories. During 2014 we continued to drill unconventional test wells in the Duvernay, located in Alberta; the Canol shale, located in the Northwest Territories; and the Montney play, which extends from British Columbia into Alberta.

EUROPE

The Europe segment consists of operations principally located in the Norwegian and U.K. sectors of the North Sea, as well as exploration activities in the Barents Sea, offshore Norway; Central North Sea and west of Shetland, offshore United Kingdom; and Baffin Bay and Greenland Sea, offshore Greenland. In 2014 operations in Europe contributed 15 percent of our worldwide liquids production and 12 percent of natural gas production.

Norway

			2014
	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Greater Ekofisk Area	35.1%	ConocoPhillips	57	47	65
Alvheim	20.0	Det norske	11	13	13
Heidrun	24.0	Statoil	12	12	14
Other	Various	Various	14	66	25

Total Norway			94	138	117

The Greater Ekofisk Area is located approximately 200 miles offshore Stavanger, Norway in the North Sea, and comprises four producing fields: Ekofisk, Eldfisk, Embla and Tor. Crude oil is exported to Teesside, England, and the natural gas is exported to Emden, Germany. Ekofisk South achieved first production in 2013 and continued to ramp up during 2014, while Eldfisk II achieved startup in January 2015. Ekofisk South, along with Eldfisk II and other developments offshore Norway, will contribute additional production over the coming years, as additional wells come online.

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

We also have varying ownership interests in five other producing fields in the Norway sector of the North Sea and in the Norwegian Sea, as well as the Aasta Hansteen development. The operator is targeting first gas for Aasta Hansteen by late 2017.

Exploration

During 2014 we participated in two nonoperated wildcat wells in the Barents Sea; both were declared dry holes. In the Visund area of the North Sea, we participated in the Helene/Methone nonoperated exploration well, which was a gas discovery and is currently being evaluated for development. We also participated in the

Barents Sea 3-D seismic group study over the recently opened southeast Barents area. In 2014 we were awarded two new North Sea licenses from the 2013 Awards in Pre-defined Areas licensing round: PL044B and PL736S, in which we will own a 41.88 percent operating interest and a 20 percent nonoperated interest, respectively.

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

United Kingdom

			2014
	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Britannia	58.7%	Britannia	4	86	18
		Operator Ltd.
Britannia Satellites	75.0–83.5	ConocoPhillips	6	18	9
J-Area	32.5–36.5	ConocoPhillips	24	105	42
Southern North Sea	Various	Various	-	77	13
East Irish Sea	100.0	HRL	-	37	6
Other	Various	Various	6	-	6

Total United Kingdom			40	323	94

Britannia is one of the largest natural gas and condensate fields in the North Sea. In addition to our interest in the Britannia Field, we own 50 percent of Britannia Operator Limited, the operator of the field. Condensate is delivered through the Forties Pipeline to an oil stabilization and processing plant near the Grangemouth Refinery in Scotland, while natural gas is transported through Britannia’s line to St. Fergus, Scotland. The Britannia satellite fields, Callanish and Brodgar, produce via subsea manifolds and pipelines linked to the Britannia platform. The Britannia Long-Term Compression Project, which consisted of a new mono-column design compression facility for the Britannia Platform, achieved startup in the third quarter of 2014 and has increased Britannia’s natural gas production by approximately 90 MMCFD gross.

The J-Area consists of the Judy/Joanne, Jade and Jasmine fields, located in the U.K. Central North Sea. The Jasmine Field is a high-pressure, high-temperature gas condensate reservoir located approximately six miles west of the Judy Platform. The development includes a 24-slot wellhead platform with a bridge-linked accommodation and utilities platform, a six-mile, 16-inch multi-phase pipeline bundle, and a riser and processing platform bridge-linked to the existing Judy Platform. First production from Jasmine commenced in late-2013 and continued to ramp up during 2014.

We have various ownership interests in 19 producing gas fields in the Rotliegendes and Carboniferous areas of the Southern North Sea. Our interests in the East Irish Sea include the Millom, Dalton and Calder fields, which are operated on our behalf by a third party.

We own a 24 percent interest in the Clair Field, located in the Atlantic Margin. Clair Ridge is the second phase of development for the Clair Field and is comprised of a 36-slot drilling and production facility with a bridge-linked accommodation and utilities platform. The new facilities will tie into existing oil and gas export pipelines to the Shetland Islands. Initial production for Clair Ridge is targeted for 2017.

Exploration

During 2014 the drilling and testing of three successful near-field prospects in the Greater Clair area was completed, and a fourth prospect is currently being tested. In the J-Area, well operations on the Jade South discovery, previously called the Romeo Prospect, were completed, and production was tied-in to the Jade Field during the second quarter of 2014. Additionally, a Jasmine exploration well was drilled and expensed as a dry hole in 2014, and a second well was spud in early 2015. We were also awarded three new licenses in the U.K. Continental Shelf 28th Licensing Round, all of which are in proximity to existing acreage.

Transportation

We operate the Teesside oil and Theddlethorpe gas terminals in which we have 29.3 percent and 50 percent ownership interests, respectively. We also have a 100 percent ownership interest in the Rivers Gas Terminal, operated by a third party, in the United Kingdom. A project to replace the Acid Gas Plant at the Rivers Gas Terminal was completed in early 2014.

Greenland

Exploration

In 2014 we conducted field-based, metocean studies in Baffin Bay in Block 2011/11 of our operated Qamut license. Additionally, we participated in a 2-D seismic acquisition program in Northeast Greenland, as part of our work program obligation in our nonoperated Avinngaq license.

ASIA PACIFIC AND MIDDLE EAST

The Asia Pacific and Middle East segment has exploration and production operations in China, Indonesia, Malaysia, Australia and Timor Leste; producing operations in Qatar; and exploration activities in Bangladesh, Brunei and Myanmar. In 2014 operations in the Asia Pacific and Middle East segment contributed 13 percent of our worldwide liquids production and 31 percent of natural gas production.

Australia and Timor Sea

			2014
	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Australia Pacific LNG	37.5%	Origin Energy	-	131	22
Bayu-Undan	56.9	ConocoPhillips	15	221	52
Athena/Perseus	50.0	ExxonMobil	-	34	5

Total Australia and Timor Sea			15	386	79

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

Two fully subscribed 4.5-million-tonnes-per-year LNG trains have been sanctioned. Approximately 3,900 net wells are ultimately envisioned to supply both the domestic gas market and the LNG sales contracts. The wells will be supported by gathering systems, central gas processing and compression stations, water treatment facilities, and a new export pipeline connecting the gas fields to the LNG facilities. First LNG is expected in mid-2015 from Train 1. Following commissioning, the LNG will be sold to Sinopec under a 20-year sales agreement for up to 4.3 million metric tonnes of LNG per year. Startup of the second LNG train is expected to occur six-to-nine months following the startup of Train 1. The resulting LNG exports from Train 2 will commence shortly thereafter. Sinopec has agreed to purchase an additional 3.3 million metric tonnes of LNG per year through 2035, and Japan-based Kansai Electric Power Co., Inc. has agreed to purchase approximately 1 million metric tonnes of LNG per year for 20 years.

APLNG has an $8.5 billion project finance facility, of which $8.1 billion had been drawn from the facility at December 31, 2014. In connection with the execution of the project financing, we provided a completion guarantee for our pro-rata share of the project finance facility until the project achieves financial completion. For additional information, see Note 3—Variable Interest Entities (VIEs), Note 6—Investments, Loans and Long-Term Receivables, and Note 11—Guarantees, in the Notes to Consolidated Financial Statements.

Bayu-Undan

The Bayu-Undan gas condensate field is located in the Timor Sea Joint Petroleum Development Area between Timor-Leste and Australia. We also operate and own a 56.9 percent interest in the associated Darwin LNG Facility, located at Wickham Point, Darwin.

The Bayu-Undan natural gas recycle facility processes wet gas; separates, stores and offloads condensate, propane and butane; and re-injects dry gas back into the reservoir. In addition, a 500-kilometer natural gas pipeline connects the facility to the 3.5-million-tonnes-per-year capacity Darwin LNG Facility. Produced natural gas is piped to the Darwin LNG Plant, where it is converted into LNG before being transported to international markets. In 2014 we sold 154 billion gross cubic feet of LNG to utility customers in Japan.

The Bayu-Undan Phase Three Development consists of two standalone, subsea horizontal wells tied back to the existing drilling, production and processing platform. In 2014 we completed the fabrication and installation of platform risers, topsides piping, wellheads and trees. Development drilling commenced in the second half of 2014, with initial production estimated in the first quarter of 2015. The development is expected to average an additional 100 MMCFD gross over two years.

ConocoPhillips served a Notice of Arbitration on the Timor-Leste Minister of Finance in October 2012 for outstanding disputes related to a series of tax assessments. The arbitration hearing was conducted in June 2014, and we are currently awaiting the Tribunal’s decision. For additional information, see Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

Athena/Perseus

The Athena production license (WA-17-L) is located offshore Western Australia and contains part of the Perseus Field which straddles the boundary with WA-1-L, an adjoining license area. Natural gas is produced from these licenses.

Greater Sunrise

We have a 30 percent interest in the Greater Sunrise gas and condensate field located in the Timor Sea. In May 2013 the Timor-Leste Government referred a dispute with the Australian Government relating to the treaty on Certain Maritime Arrangements in the Timor Sea (CMATS) to international arbitration. Following agreement between the governments in September 2014, this arbitration is currently suspended until March 2015. The CMATS arbitration does not directly impact our underlying interests in Sunrise; however, we and the Sunrise co-venturers are unable to commit to further commercial and technical work activities due to the uncertainty created by the lack of government alignment. Accordingly, current activities are restricted to compliance and social investment, as well as maintaining relationships and development options for Sunrise.

Exploration

•	Conventional Exploration

We operate two exploration permits in the Browse Basin, offshore northwest Australia, in which we own a 40 percent interest in permits WA-315-P and WA-398-P, of the Greater Poseidon Area. Phase I of the Browse Basin drilling campaign in 2009/2010 resulted in three discoveries in the Greater Poseidon Area: Poseidon-1, Poseidon-2 and Kronos-1. Phase II of the drilling campaign resulted in five additional discoveries: Boreas-1, Zephyros-1, Proteus-1 SD2, Poseidon-North-1 and Pharos-1. All wells have been completed, plugged and abandoned. The Grace-1 well, drilled in permit WA-314-P, was declared a dry hole in early 2014, and the permit was subsequently relinquished in June 2014.

We operate two retention leases in the Bonaparte Basin, offshore northern Australia, where we own a 37.5 percent interest in leases NT/RL5 and NT/RL6. A three-well drilling campaign commenced in 2014 to further evaluate the field’s potential. The first two wells, Barossa-2 and Barossa-3, encountered hydrocarbons. The third well, Barossa-4, was spud in January 2015.

•	Unconventional Exploration

We own a 46 percent working interest in four exploration permits within the Canning Basin of Western Australia, which covers approximately 10 million gross acres. In October 2014 we exercised our right of withdrawal from the four permits, which is pending regulatory approval. The leases will expire in 2015.

Indonesia

			2014
	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
South Natuna Sea Block B	40.0%	ConocoPhillips	9	117	29
South Sumatra	45.0–54.0	ConocoPhillips	2	344	59

Total Indonesia			11	461	88

We operate five production sharing contracts (PSCs) in Indonesia: the offshore South Natuna Sea Block B and four onshore PSCs, the Corridor Block and South Jambi “B”, both located in South Sumatra, Warim in Papua and Palangkaraya in central Kalimantan. Our producing assets are primarily concentrated in two core areas: South Natuna Sea and onshore South Sumatra.

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

Exploration

We own a 100 percent interest in the Palangkaraya PSC in central Kalimantan. Exploration drilling is scheduled to begin in the first quarter of 2015.

Transportation

We are a 35 percent owner of a consortium company that has a 40 percent ownership in PT Transportasi Gas Indonesia, which owns and operates the Grissik to Duri and Grissik to Singapore natural gas pipelines.

China

			2014

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Peng Lai	49.0%	CNOOC	37	4	38
Panyu	24.5	CNOOC	13	-	13

Total China			50	4	51

The Peng Lai 19-3, 19-9 and 25-6 fields are located in Bohai Bay Block 11/05. Production from the Phase I development of the PL 19-3 Field began in 2002. The Phase II development includes six drilling and production platforms and an FPSO vessel used to accommodate production from all the fields.

Effective July 1, 2014, operatorship of the Peng Lai fields transferred to China National Offshore Oil Corporation (CNOOC), in accordance with terms of the PSC. We retain a 49 percent nonoperated interest.

The Panyu development, located in Block 15/34 in the South China Sea, is comprised of three oil fields: Panyu 4-2, Panyu 5-1 and Panyu 11-6. The PSC for the block is scheduled to expire in September 2018, at which time we will relinquish all of our working interest in the block.

Exploration

•	Conventional Exploration

In 2014 we participated in four successful appraisal wells in the Peng Lai fields, which will be used to optimize our growth program.

•	Unconventional Exploration

In 2012 we entered into a joint study agreement (JSA) with Sinopec Southern Exploration Company over the Qijiang shale gas block, located in the Sichuan Basin. The Qijiang Block covers approximately one million acres. In February 2014 we were informed the majority of this area had been declared a military exclusion zone and would not be open for foreign cooperation. As a result, we are in the process of terminating the JSA.

In February 2013 we entered into a JSA with PetroChina over the 500,000-acre Neijiang-Dazu shale block, also located in the Sichuan Basin. In 2014 we decided not to pursue a PSC over the area.

Malaysia

			2014

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Gumusut	29.0%	Shell	9	3	10
Siakap North-Petai	21.0	Murphy	4	-	4

Total Malaysia			13	3	14

We own interests in five deepwater PSCs in Malaysia. Four are located off the eastern Malaysian state of Sabah: Block G, Block J, the Kebabangan Cluster (KBBC) and SB-311. Our fifth PSC, deepwater Block 3E, is located off the Malaysian state of Sarawak.

Block G

We have a 21 percent interest in the unitized Siakap North-Petai oil field, which began producing in the first quarter of 2014. Estimated net annual peak production of 6 MBOED is anticipated in 2015. Development of the Malikai oil field is underway with first production anticipated in 2017. Estimated net annual peak production of 19 MBOED is expected in 2018. We own a 35 percent interest in the Malikai, Pisagan, Ubah and Limbayong oil discoveries. The Limbayong-2 appraisal well, located approximately seven miles from Gumusut, was drilled in 2013 and resulted in an oil discovery. Development options are being evaluated.

Block J

First production for Gumusut occurred from an early production system in 2012. Production from a permanent, semi-submersible floating production vessel was achieved in October 2014, with estimated net annual peak production of 26 MBOED anticipated in 2016. Unitization of the Gumusut Field with Brunei was recorded in 2014 and reduced our ownership interest from 33 percent to 29 percent.

KBBC

We own a 30 percent interest in the KBBC PSC. Development of the KBB gas field commenced in 2011, and first production was achieved in November 2014; however, gas sales have not yet commenced due to ongoing repairs on a third-party pipeline. We anticipate the repairs will be completed in the second half of 2015. Estimated net annual peak production of 28 MBOED is expected in 2016. Kamunsu East is being evaluated for development options.

Exploration

We own a 40 percent operating interest in SB-311, an exploration block encompassing 259,000 gross acres offshore Sabah. We plan to commence drilling in 2015 under a two-well commitment program.

We own an 85 percent operating interest in deepwater Block 3E, which encompasses approximately 480,000 gross acres offshore Sarawak. Seismic acquisition and reprocessing occurred in 2014, and drilling is planned for 2016-2017.

Bangladesh

Exploration

In 2014 we relinquished the PSC for two deepwater blocks in the Bay of Bengal, Blocks 10 and 11. We were the high bidder on adjoining Deepwater Blocks 12, 16 and 21 in 2014 and are awaiting finalization of the PSC.

Brunei

Exploration

We have a 6.25 percent working interest in the deepwater Block CA-2 PSC, which has an exploration period through December 2018. Exploration has been ongoing since September 2011. The Kempas-1 well was declared a dry hole in January 2014.

Myanmar

Exploration

In 2014 we were awarded deepwater Block AD-10 in the 2013 Myanmar offshore oil and gas bidding round. Finalization of the PSC is anticipated to occur in early 2015.

Qatar

			2014

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Qatargas 3	30.0%	Qatargas Operating Co.	23	374	85

Total Qatar			23	374	85

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

OTHER INTERNATIONAL

The Other International segment includes exploration and producing operations in Libya and Russia, as well as exploration activities in Colombia, Poland, Angola, Senegal and Azerbaijan. During 2014 operations in Other International contributed 1 percent of our worldwide liquids production.

In 2014 we completed the sale of our Nigeria business. Results of operations for Nigeria have been reported as discontinued operations for all periods presented. For additional information, see Note 2—Discontinued Operations, in the Notes to Consolidated Financial Statements.

Libya

			2014

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Waha Concession	16.3%	Waha Oil Co.	8	3	8

Total Libya			8	3	8

The Waha Concession consists of multiple concessions and encompasses nearly 13 million gross acres in the Sirte Basin. Our production operations in Libya and related oil exports were interrupted in mid-2013, as a result of the shutdown of the Es Sider crude oil export terminal at the end of July 2013. The Es Sider Terminal briefly reopened in the third quarter of 2014 and production and liftings resumed temporarily; however, further disruptions occurred in December 2014, and production is shut in again. The 2015 drilling program remains uncertain as a result of the ongoing civil unrest.

Exploration

During 2014 we completed drilling four appraisal wells. No decision has been made regarding the 2015 drilling program.

Russia

			2014

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Polar Lights	50.0%	Polar Lights Co.	4	-	4

Total Russia			4	-	4

Polar Lights

Polar Lights Company is an entity which has developed several fields in the Timan-Pechora Basin in northern Russia.

Angola

Exploration

We have a 50 percent operating interest in Block 36 and a 30 percent operating interest in Block 37, both of which are located in Angola’s subsalt play trend. The two blocks total approximately 2.5 million gross acres. We have secured a rig for a four-well commitment program and commenced drilling in the second quarter of 2014. In November 2014 we plugged and abandoned the Kamoxi-1 exploration well as a dry hole. Kamoxi-1 is located in Block 36 offshore Angola. We subsequently spud the Omosi-1 well in adjacent Block 37, which is the second wildcat in our planned four-well exploration program in the Kwanza Basin.

Senegal

Exploration

We have a 35 percent working interest in three exploration blocks offshore Senegal. In October 2014 we discovered a working petroleum system at the FAN-1 exploration well. In addition, in November 2014 we confirmed oil was discovered in the SNE-1 well, the second of the two-well program. Further evaluation of both wells is required to determine commerciality. We have the option to become operator of the project if it advances to development.

Azerbaijan

Transportation

The Baku-Tbilisi-Ceyhan (BTC) Pipeline transports crude oil from the Caspian Region through Azerbaijan, Georgia and Turkey for tanker loadings at the port of Ceyhan. We have a 2.5 percent interest in BTC.

Poland

Exploration

We are participating in a shale gas venture in Poland and own a 100 percent interest in Lane Energy Poland. We operate three western Baltic Basin concessions, which encompass approximately 500,000 gross acres. A horizontal well was drilled and completed in 2014, and further evaluation continues.

Colombia

Unconventional Exploration

We have a 70 percent nonoperated working interest for deep rights in the Santa Isabel Block in the Middle Magdalena Basin, which covers approximately 71,000 net acres. During 2014 work continued on the environmental impact assessment for an area of the Santa Isabel block in preparation for future drilling.

We also hold 30 percent nonoperated working interests in three blocks in the Middle Magdalena Basin, which cover approximately 116,000 net acres. Exploration drilling commenced in October 2014 at the Picoplata-1 well, located on the VMM3 Block, with completion targeted during the first quarter of 2015.

Venezuela

In October 2014 we filed for arbitration under the rules of the International Chamber of Commerce (ICC) against Petroleos de Venezuela (PDVSA), the Venezuela state oil company, for contractual compensation related to the Petrozuata and Hamaca heavy crude oil projects. The ICC arbitration is a separate and independent legal action from the investment treaty arbitration against the government of Venezuela, which is currently proceeding before an arbitral tribunal under the World Bank’s International Centre for Settlement for Investment Disputes (ICSID). ICSID is determining the damages owed to ConocoPhillips as a result of Venezuela’s unlawful expropriation of ConocoPhillips’ significant oil investments in the Petrozuata and Hamaca heavy crude oil projects and the offshore Corocoro development project in June 2007. For additional information, see Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

Ecuador

In December 2012 an ICSID tribunal issued a decision on liability in favor of Burlington Resources, Inc., a wholly owned subsidiary of ConocoPhillips, finding that Ecuador’s seizure of Blocks 7 and 21 was an unlawful expropriation in violation of the Ecuador-U.S. Bilateral Investment Treaty. An additional arbitration phase is currently proceeding to determine the damages owed to ConocoPhillips for Ecuador’s actions and to address Ecuador’s counterclaims. For additional information, see Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

Discontinued Operations

Nigeria

In July 2014 we sold our Nigeria business. Production from discontinued operations for Nigeria averaged 21 MBOED in 2014.

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

Energy Partnerships

Marine Well Containment Company

We are a founding member of the Marine Well Containment Company (MWCC), a non-profit organization formed in 2010, which provides well containment equipment and technology in the deepwater U.S. Gulf of Mexico. In January 2015 MWCC announced acceptance of its expanded containment system (ECS). The ECS complements the capabilities and capacities put into place with its interim containment system, which the industry has been relying on since 2011. Equipment from both systems have been combined to form MWCC’s containment system, which meet the U.S. Bureau of Safety and Environmental Enforcement requirements for a subsea well containment system that can respond to a deepwater well control incident in the U.S. Gulf of Mexico.

Subsea Well Response Project

In 2011 we, along with several leading oil and gas companies, launched the Subsea Well Response Project (SWRP), a non-profit organization based in Stavanger, Norway, which was created to enhance the industry’s capability to respond to international subsea well control incidents. Through collaboration with Oil Spill Response Limited, a non-profit organization in the United Kingdom, subsea well intervention equipment is available for the industry to use in the event of a subsea well incident. This complements the work being undertaken in the United States by MWCC.

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

Our Optimized Cascade® LNG liquefaction technology business continues to grow with the demand for new LNG plants. The technology has been applied in 10 LNG trains around the world, with 12 more under construction and feasibility studies ongoing.

RESERVES

We have not filed any information with any other federal authority or agency with respect to our estimated total proved reserves at December 31, 2014. No difference exists between our estimated total proved reserves for year-end 2013 and year-end 2012, which are shown in this filing, and estimates of these reserves shown in a filing with another federal agency in 2014.

DELIVERY COMMITMENTS

We sell crude oil and natural gas from our producing operations under a variety of contractual arrangements, some of which specify the delivery of a fixed and determinable quantity. Our Commercial organization also enters into natural gas sales contracts where the source of the natural gas used to fulfill the contract can be the spot market or a combination of our reserves and the spot market. Worldwide, we are contractually committed to deliver approximately 3 trillion cubic feet of natural gas, including approximately 500 billion cubic feet related to the noncontrolling interests of consolidated subsidiaries, and 200 million barrels of crude oil in the future. These contracts have various expiration dates through the year 2028. We expect to fulfill the majority of these delivery commitments with proved developed reserves. In addition, we anticipate using proved undeveloped reserves and spot market purchases to fulfill any remaining commitments. See the disclosure on “Proved Undeveloped Reserves” in the “Oil and Gas Operations” section following the Notes to Consolidated Financial Statements, for information on the development of proved undeveloped reserves.

COMPETITION

We compete with private, public and state-owned companies in all facets of the E&P business. Some of our competitors are larger and have greater resources. Each of our segments is highly competitive, with no single competitor, or small group of competitors, dominating.

We compete with numerous other companies in the industry, including state-owned companies, to locate and obtain new sources of supply and to produce oil, bitumen, natural gas liquids and natural gas in an efficient, cost-effective manner. Based on statistics published in the September 1, 2014, issue of the Oil and Gas Journal, we were the third-largest U.S.-based oil and gas company in worldwide liquids and natural gas production and reserves in 2013. We deliver our production into the worldwide commodity markets. Principal methods of competing include geological, geophysical and engineering research and technology; experience and expertise; economic analysis in connection with portfolio management; and safely operating oil and gas producing properties.

GENERAL

At the end of 2014, we held a total of 912 active patents in 56 countries worldwide, including 367 active U.S. patents. During 2014 we received 51 patents in the United States and 74 foreign patents. Our products and processes generated licensing revenues of $46 million in 2014. The overall profitability of any business segment is not dependent on any single patent, trademark, license, franchise or concession.

Company-sponsored research and development activities charged against earnings were $263 million, $258 million and $221 million in 2014, 2013 and 2012, respectively.

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

The environmental information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 59 through 62 under the captions “Environmental” and “Climate Change” is incorporated herein by reference. It includes information on expensed and capitalized environmental costs for 2014 and those expected for 2015 and 2016.

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

Prices for crude oil, bitumen, natural gas, natural gas liquids and LNG can fluctuate widely. Our revenues, operating results and future rate of growth are highly dependent on the prices we receive for our crude oil, bitumen, natural gas, natural gas liquids and LNG. The factors influencing these prices are beyond our control. Lower crude oil, bitumen, natural gas, natural gas liquids and LNG prices may have a material adverse effect on our revenues, operating income, cash flows and liquidity and may reduce the amount of our reserves we can produce economically. Significant reductions in crude oil, bitumen, natural gas, natural gas liquids and LNG prices could require us to reduce our capital expenditures or impair the carrying value of our assets.

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

Our businesses are subject to numerous laws and regulations relating to the protection of the environment. These laws and regulations continue to increase in both number and complexity and affect our operations with respect to, among other things:

•	The discharge of pollutants into the environment.
•	Emissions into the atmosphere, such as nitrogen oxides, sulfur dioxide, mercury and greenhouse gas emissions.
•	Carbon taxes.

•	The handling, use, storage, transportation, disposal and cleanup of hazardous materials and hazardous and nonhazardous wastes.
•	The dismantlement, abandonment and restoration of our properties and facilities at the end of their useful lives.
•	Exploration and production activities in certain areas, such as offshore environments, arctic fields, oil sands reservoirs and shale plays.

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

Local political and economic factors in international markets could have a material adverse effect on us. Approximately 54 percent of our hydrocarbon production from continuing operations was derived from production outside the United States in 2014, and 56 percent of our proved reserves, as of December 31, 2014, was located outside the United States. We are subject to risks associated with operations in international markets, including changes in foreign governmental policies relating to crude oil, natural gas, bitumen, natural gas liquids or LNG pricing and taxation, other political, economic or diplomatic developments, changing political conditions and international monetary fluctuations.

Changes in governmental regulations may impose price controls and limitations on production of crude oil, bitumen, natural gas and natural gas liquids.

Our operations are subject to extensive governmental regulations. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil, bitumen, natural gas and natural gas liquids wells below actual production capacity. Because legal requirements are frequently changed and subject to interpretation, we cannot predict the effect of these requirements.

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

The scope and nature of our operations present a variety of significant hazards and risks, including operational hazards and risks such as explosions, fires, crude oil spills, severe weather, geological events, labor disputes, civil unrest or cyber attacks. Our operations may be adversely affected by unavailability, interruptions or accidents involving services or infrastructure required to develop, produce, process or transport our production, such as contract labor, drilling rigs, pipelines, railcars, tankers, barges or other infrastructure. Our operations are also subject to the additional hazards of pollution, releases of toxic gas and other environmental hazards and risks. Activities in deepwater areas may pose incrementally greater risks because of complex subsurface conditions such as higher reservoir pressures, water depths and metocean conditions. All such hazards could result in loss of human life, significant property and equipment damage, environmental pollution, impairment of operations, substantial losses to us and damage to our reputation.

Our technologies, systems and networks may be subject to cybersecurity breaches. Although we have experienced occasional, actual or attempted breaches of our cybersecurity, none of these breaches has had a material effect on our business, operations or reputation. If our systems for protecting against cybersecurity risks prove to be insufficient, we could be adversely affected by having our business systems compromised, our proprietary information altered, lost or stolen, or our business operations disrupted. As cyber attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information systems and related infrastructure security vulnerabilities.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the fourth quarter of 2014, as well as matters previously reported in our 2013 Form 10-K and our first-, second- and third-quarter 2014 Form 10-Qs that were not resolved prior to the fourth quarter of 2014. Material developments to the previously reported matters have been included in the descriptions below. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were to be decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to SEC regulations.

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

Matters Previously Reported—ConocoPhillips

The New Mexico Environment Department has issued a Notice of Violation (NOV) to ConocoPhillips alleging failure to comply with two air emission monitoring requirements at the East Vacuum Liquid Recovery/CO2 Plant in southeastern New Mexico. The Plant has corrected these issues and has resolved this NOV by paying a penalty of $34,003.

Matters Previously Reported—Phillips 66

In October 2007 ConocoPhillips received a Complaint from the EPA alleging violations of the Clean Water Act related to a 2006 oil spill at the Phillips 66 Bayway Refinery and proposing a penalty of $156,000.

On May 19, 2010, the Phillips 66 Lake Charles Refinery received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality (LDEQ) alleging various violations of applicable air emission regulations, as well as certain provisions of the consent decree in Civil Action No. H-01-4430. In July 2014 Phillips 66 resolved the consent decree issues and is working with the LDEQ to resolve the remaining allegations.

In October 2011 ConocoPhillips was notified by the Attorney General of the State of California that it was conducting an investigation into possible violations of the regulations relating to the operation of underground storage tanks at gas stations in California. On January 3, 2013, the California Attorney General filed a lawsuit notice that alleges such violations.

On October 15, 2012, the Bay Area Air Quality Management District (Bay Area AQMD) issued a $313,000 demand to settle 13 other NOVs issued in 2010 and 2011 with respect to alleged violations of regulatory and/or permit requirements at the Phillips 66 Rodeo Refinery.

In May 2012 the Illinois Attorney General’s office filed and notified ConocoPhillips of a complaint with respect to operations at the Phillips 66 WRB Wood River Refinery alleging violations of the Illinois groundwater standards and a third-party’s hazardous waste permit. The complaint seeks as relief remediation of area groundwater; compliance with the hazardous waste permit; enhanced pipeline and tank integrity measures; additional spill reporting; and yet-to-be specified amounts for fines and penalties.

On July 7, 2014, the Phillips 66 WRB Wood River Refinery received a NOV from the U.S. EPA alleging various flaring-related violations between 2009 and 2013.

On July 8, 2014, the Bay Area AQMD issued a $175,000 demand to settle 18 NOVs issued in 2010 with respect to alleged violations of regulatory and/or permit requirements at the Phillips 66 Rodeo Refinery.

On July 8, 2014, the Bay Area AQMD issued a $259,000 demand to settle 20 NOVs issued in 2011 with respect to alleged violations of regulatory and/or permit requirements at the Phillips 66 Rodeo Refinery.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position Held	Age*

Ellen R. DeSanctis	Vice President, Investor Relations and Communications	58

Sheila Feldman	Vice President, Human Resources, Real Estate and Facilities Services	60

Matt J. Fox	Executive Vice President, Exploration and Production	54

Alan J. Hirshberg	Executive Vice President, Technology and Projects	53

Janet L. Kelly	Senior Vice President, Legal, General Counsel and Corporate Secretary	57

Ryan M. Lance	Chairman of the Board of Directors and Chief Executive Officer	52

Andrew D. Lundquist	Senior Vice President, Government Affairs	54

Glenda M. Schwarz	Vice President and Controller	49

Jeff W. Sheets	Executive Vice President, Finance and Chief Financial Officer	57

Don E. Wallette, Jr.	Executive Vice President, Commercial, Business Development and Corporate Planning	56

*On February 15, 2015.

There are no family relationships among any of the officers named above. Each officer of the Company is elected by the Board of Directors at its first meeting after the Annual Meeting of Stockholders and thereafter as appropriate. Each officer of the Company holds office from the date of election until the first meeting of the directors held after the next Annual Meeting of Stockholders or until a successor is elected. The date of the next annual meeting is May 12, 2015. Set forth below is information about the executive officers.

Ellen R. DeSanctis was appointed Vice President, Investor Relations and Communications in May 2012. She was previously employed by Petrohawk Energy Corp. and served as Senior Vice President, Corporate Communications since 2010. Prior to that she was employed by Rosetta Resources Inc. and served as Executive Vice President of Strategy and Development from 2008 to 2010.

Sheila Feldman was appointed Vice President, Human Resources, Real Estate and Facilities Services in May 2014. Prior to that, she served as Vice President, Human Resources since May 2012. She was previously employed by Arch Coal, Inc. and served as Vice President, Human Resources since 2003.

Matt J. Fox was appointed Executive Vice President, Exploration and Production in May 2012. Prior to that, he was employed by Nexen, Inc. and served as Executive Vice President, International since 2010. He was previously employed by ConocoPhillips and served as President, ConocoPhillips Canada from 2009 to 2010.

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

Glenda M. Schwarz was appointed Vice President and Controller in 2009.

Jeff W. Sheets was appointed Executive Vice President, Finance and Chief Financial Officer in May 2012, having previously served as Senior Vice President, Finance and Chief Financial Officer since 2010.

Don E. Wallette, Jr. was appointed Executive Vice President, Commercial, Business Development and Corporate Planning in May 2012. Prior to that, he served as President, Asia Pacific since 2010 and President, Russia/Caspian from 2006 to 2010.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Prices and Cash Dividends Per Share

ConocoPhillips’ common stock is traded on the New York Stock Exchange, under the symbol “COP.”

	Stock Price
	High	Low	Dividends

2014
First	$70.99	62.74	0.69
Second	86.43	69.33	0.69
Third	87.09	75.92	0.73
Fourth	76.52	60.84	0.73

2013
First	$62.05	56.78	0.66
Second	64.77	56.38	0.66
Third	71.09	60.73	0.69
Fourth	74.59	68.23	0.69

Closing Stock Price at December 31, 2014			$69.06
Closing Stock Price at January 31, 2015			$62.98
Number of Stockholders of Record at January 31, 2015*			53,653

*In determining the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency listing.

Issuer Purchases of Equity Securities

					Millions of Dollars
Period	Total Number of Shares Purchased	*	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

December 1-31, 2014	318		$70.10	-	$-

Total fourth-quarter 2014	318		$70.10	-	$-

*Includes the repurchase of common stock from Company employees in connection with the Company’s broad-based employee incentive plans.

Item 6.	SELECTED FINANCIAL DATA

	Millions of Dollars Except Per Share Amounts
	2014	2013	2012	2011	2010

Sales and other operating revenues	$52,524	54,413	57,967	64,196	56,215
Income from continuing operations	5,807	8,037	7,481	7,188	10,305
Per common share
Basic	4.63	6.47	5.95	5.18	6.93
Diluted	4.60	6.43	5.91	5.14	6.88
Income from discontinued operations	1,131	1,178	1,017	5,314	1,112
Net income	6,938	9,215	8,498	12,502	11,417
Net income attributable to ConocoPhillips	6,869	9,156	8,428	12,436	11,358
Per common share
Basic	5.54	7.43	6.77	9.04	7.68
Diluted	5.51	7.38	6.72	8.97	7.62
Total assets	116,539	118,057	117,144	153,230	156,314
Long-term debt	22,383	21,073	20,770	21,610	22,656
Joint venture acquisition obligation—long-term	-	-	2,810	3,582	4,314
Cash dividends declared per common share	2.84	2.70	2.64	2.64	2.15

Many factors can impact the comparability of this information, such as:

•	Net income and Net income attributable to ConocoPhillips for all periods presented includes income from discontinued operations as a result of the separation of the downstream business, the sale of our interest in Kashagan, and the sales of our Algeria and Nigeria businesses. Total assets for 2011 and prior years includes assets for the downstream business. For additional information, see Note 2—Discontinued Operations, in the Notes to Consolidated Financial Statements.

•	The financial data for 2010 includes the impact of $5,563 million before-tax ($4,463 million after-tax) related to gains from asset dispositions and LUKOIL share sales.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements for a discussion of factors that will enhance an understanding of this data.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes, and supplemental oil and gas disclosures included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 70.

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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

ConocoPhillips is the world’s largest independent exploration and production (E&P) company, based on proved reserves and production of liquids and natural gas. Headquartered in Houston, Texas, we have operations and activities in 27 countries. At December 31, 2014, we employed approximately 19,100 people worldwide and had total assets of $117 billion. Our stock is listed on the New York Stock Exchange under the symbol “COP.”

Basis of Presentation

Effective April 1, 2014, the Other International segment was restructured to focus on enhancing our capability to operate in emerging and new country business units. As a result, we moved the Latin America and Poland businesses from the historically presented Lower 48 and Latin America segment and the Europe segment to the Other International segment. Results of operations for the Lower 48, Europe and Other International segments have been revised for all periods presented. There was no impact on our consolidated financial results, and the impact on our segment presentation was immaterial. For additional information, see Note 23—Segment Disclosures and Related Information, in the Notes to Consolidated Financial Statements.

Overview

We are an independent E&P company focused on exploring for, developing and producing crude oil and natural gas globally. Our asset base reflects our legacy as a major company with a strategic focus on higher-margin developments. Our diverse portfolio primarily includes resource-rich North American shale and oil sands assets; lower-risk legacy assets in North America, Europe, Asia and Australia; several major international developments; and a growing inventory of global conventional and unconventional exploration prospects. Since the separation of the downstream business in 2012, our value proposition to our shareholders has been to deliver 3 to 5 percent production and 3 to 5 percent cash margin growth, normalized for changes in commodity prices, pay a competitive dividend, improve financial returns, and maintain our fundamental commitment to safety, operating excellence and environmental stewardship. This value proposition was predicated on capital expenditures of approximately $16 billion annually.

We achieved our value proposition in 2014 and met our strategic objectives; however, in response to a significant downturn in commodity prices beginning in the second half of 2014, we have elected to reduce our 2015 capital program to $11.5 billion. At this level of capital, we expect to achieve 2 to 3 percent production growth in 2015. The dividend remains our top priority, and we anticipate cash flow neutrality (cash from continuing operations sufficient to fund our dividend and capital program) in 2017. We continue to monitor the environment and will exercise additional capital reductions or balance sheet flexibility, as appropriate, to withstand this cycle.

Key Operating and Financial Highlights

Significant highlights during 2014 included the following:

•	Achieved 4 percent full-year production growth from continuing operations, excluding Libya.
•	Realized 8 percent price-normalized cash margin per BOE growth.
•	Achieved annual organic reserve replacement of 124 percent from reserve additions of approximately 0.7 billion BOE.
•	Completed the asset disposition program with sale of Nigerian business for $1.4 billion.
•	Achieved a combined 35 percent year-over-year production increase in the Eagle Ford and Bakken.
•	Commenced production from five major projects at Siakap North-Petai, Foster Creek Phase F, Britannia Long-Term Compression, Gumusut and Kebabangan, as well as first production from Eldfisk II in January 2015.
•	Discovered oil in two new plays offshore Senegal.
•	Ended the year with $5.1 billion of cash and cash equivalents.

We accomplished several strategic milestones in 2014. Through major project startups, development drilling and increased investment in higher-margin areas, we achieved 4 percent production growth from continuing operations, excluding Libya. Our net income attributable to ConocoPhillips per barrel of oil equivalent (BOE) decreased 27 percent in 2014 compared with 2013. This reduction mainly resulted from lower gains from dispositions and higher impairments. Our cash margin per BOE, normalized based on 2013 prices, increased 8 percent over the same period, which reflects an underlying portfolio shift to liquids and more favorable fiscal regimes. For additional information on the calculations for Net Income Attributable to ConocoPhillips per BOE and Price Normalized Cash Margin per BOE, see “Non-GAAP Reconciliation: Price Normalized Cash Margin per BOE,” beginning on page 63.

In 2014 we achieved production of 1,561 thousand barrels of oil equivalent per day (MBOED), including production from discontinued operations of 21 MBOED. Excluding Libya, our production from continuing operations was 1,532 MBOED, compared with 1,472 MBOED in 2013. The startup of several major projects in 2014 and continued success in shale plays enabled us to achieve our volume growth target. With the startup of Eldfisk II in early 2015, anticipated startups at Australia Pacific LNG (APLNG) and Surmont 2 in 2015, and ongoing development program activity, we believe we can achieve production growth of 2 to 3 percent in 2015.

Consistent with our commitment to offer our shareholders a competitive dividend, in July 2014 our Board of Directors increased our quarterly dividend by 5.8 percent to $0.73 per share. During 2014 we generated $16.6 billion in cash from continuing operations, which included a one-time $1.3 billion distribution from our 50 percent owned FCCL Partnership, and we generated $1.6 billion in proceeds from dispositions of non-core assets. We also paid dividends on our common stock of $3.5 billion and ended the year with $5.1 billion in cash and cash equivalents.

We funded a $17.1 billion capital program in 2014, which yielded a strong, annual organic reserve replacement ratio of 124 percent. The organic reserve additions represent a continuing portfolio shift to higher-value liquids and reflect increased levels of activity in our development programs and major projects.

In December 2014 we announced a capital budget of $13.5 billion for 2015, a reduction of 21 percent compared with actual capital spending of $17.1 billion in 2014. In January 2015 we further reduced the capital budget by $2.0 billion, due to the ongoing decline in commodity prices. The $5.6 billion reduction primarily reflects the deferral of spending on certain North American unconventional plays, lower spending on major projects, several of which are nearing completion, and the deferral of some exploration programs. Capital spending on several major projects has peaked, such as APLNG, Surmont 2 and Eldfisk II, and we will realize the benefit of production growth from these projects over the next few years. This lower level of investment associated with major projects allows us to have increasing flexibility with our capital program.

Our 2015 capital budget of $11.5 billion will target our diverse portfolio of global opportunities and will be directed predominantly toward high-quality developments already underway in the United States, Canada, Europe and Asia; the completion of major projects, such as APLNG and Surmont 2; as well as exploration opportunities in the Gulf of Mexico and offshore West Africa which will continue to build our inventory for the future.

Business Environment

In the first half of 2014, the energy industry experienced strong prices for crude oil, driven by geopolitical tensions impacting supplies, as well as global oil demand growth. This was followed by an abrupt decline in prices during the fourth quarter of 2014 to near five-year lows, as surging production growth from U.S. shale and the decision by the Organization of Petroleum Exporting Countries (OPEC) to maintain current production outweighed fears of supply disruptions. This, combined with lower forecasts for global oil demand growth, caused crude oil prices to plummet to the $60-per-barrel-range at the end of 2014. More recently, prices for WTI and Brent have continued to decrease to the mid-$40-per-barrel-range, less than half of June 2014 prices.

The energy industry has periodically experienced this type of extreme volatility due to fluctuating supply-and-demand conditions, which have impacted our operations and profitability and are largely due to factors beyond our control. Commodity prices are the most significant factor impacting our profitability and related reinvestment of operating cash flows into our business. Other dynamics which have influenced world energy markets and commodity prices included the global financial crisis and recession which began in 2008, supply disruptions or fears thereof caused by civil unrest or military conflicts, environmental laws, tax regulations, governmental policies and weather-related disruptions. Additionally, North America’s energy landscape has been transformed from resource scarcity to an abundance of supply, as a result of advances in technology responsible for the rapid growth of shale production, successful exploration and development in the deepwater Gulf of Mexico and rising production from the Canadian oil sands. In order to navigate through a volatile market, our strategy is to maintain a strong balance sheet with a diverse and flexible portfolio of assets which will provide the financial flexibility to withstand challenging business cycles.

Operating and Financial Priorities

Other important factors we must continue to manage well in order to be successful include:

•	Maintaining a relentless focus on safety and environmental stewardship. Safety and environmental stewardship, including the operating integrity of our assets, remain our highest priorities, and we are committed to protecting the health and safety of everyone who has a role in our operations and the communities in which we operate. We strive to conduct our business with respect and care for both the local and global environment and systematically manage risk to drive sustainable business growth. Our sustainability efforts in 2014 focused on updating action plans for climate change, biodiversity, water and human rights, as well as revamping public reporting to be more informative, searchable and responsive to common questions.

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

Through a combination of the methods listed above, we have been successful in adding to our proved reserve base, and we anticipate being able to do so in the future. In the five years ended December 31, 2014, our organic reserve replacement was 143 percent, excluding LUKOIL and the impact of sales and purchases.

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

•	Disciplined investment approach. We participate in a capital-intensive industry, which often experiences long lead times from the time an investment decision is made to the time an asset is operational and generates cash flow. As a result, we must invest significant capital dollars to explore for new oil and gas fields, develop newly discovered fields, maintain existing fields, and construct pipelines and liquefied natural gas (LNG) facilities. We use a disciplined approach to select the appropriate projects which will provide the most attractive investment opportunities, with a continued focus on organic growth in volumes and margins through higher-margin oil, condensate and LNG projects and limited investment in North American natural gas. As investments bring more liquids production online, we have experienced a corresponding shift in our production mix. In 2014 our average liquids production from continuing operations, excluding Libya, increased 7 percent compared with 2013. In 2013 our average liquids production from continuing operations, excluding Libya, increased 2 percent compared with 2012.

Our 2015 capital budget is $11.5 billion, a reduction of 33 percent compared with our actual 2014 capital spend of $17.1 billion. The decrease mainly reflects a slower pace of development on North American unconventional plays, the elimination of peak spending on major capital projects due to their anticipated startup in 2015, and the deferral of certain exploration programs. Our capital budget will be allocated toward maintenance of our legacy base portfolio; higher-margin development drilling programs, primarily in the Eagle Ford and Bakken; sanctioned major developments, specifically the completion of APLNG and Surmont 2; and our worldwide exploration and appraisal program, which will target conventional activity in the U.S. Gulf of Mexico, offshore West Africa and Nova Scotia, as well as unconventional activity in North America.

In response to weakening commodity prices, we plan to slow the pace of certain investments, such as in the Eagle Ford and the Bakken, as well as emerging unconventional plays in the Permian, Niobrara, Montney and Duvernay. We retain the flexibility to increase or decrease investment activity and may reassess our near-term investment decisions as necessary.

•	Portfolio optimization. We continue to optimize our asset portfolio by focusing on assets which offer the highest returns and growth potential, while selling nonstrategic assets. In 2012 we announced plans to sell $8–$10 billion of noncore assets through the end of 2013. We completed this disposition program with the July 2014 sale of our Nigeria upstream affiliates. As part of this program, we generated $14.0 billion in proceeds from asset dispositions through December 31, 2014.

Although we have completed the asset disposition program, we will continue to evaluate our assets to determine whether they fit our strategic direction. We will optimize the portfolio as necessary and direct our capital investments to areas we expect will achieve our strategic objectives.

•	Controlling costs and expenses. Controlling operating and overhead costs, without compromising safety and environmental stewardship, is a high priority. We monitor these costs using various methodologies that are reported to senior management monthly, on both an absolute-dollar basis and a per-unit basis. Managing operating and overhead costs is critical to maintaining a competitive position in our industry.

•	Applying technical capability. We leverage our knowledge and technology to create value and safely deliver on our plans. Technical strength is part of our heritage, and we are evolving our technical approach to optimally apply best practices. In 2014 we tested new technology as a means to provide remote monitoring capability, as well as new methods that could increase production and reduce water usage and emissions from assets, such as the oil sands and unconventional reservoirs. Companywide, we continue to evaluate potential solutions to leverage knowledge of technological successes across all of our operations. Such innovations enable us to economically convert additional resources to reserves, achieve greater operating efficiencies and reduce our environmental impact.

•	Developing and retaining a talented work force. We strive to attract, train, develop and retain individuals with the knowledge and skills to implement our business strategy and who support our values and ethics. As part of our future workforce planning, we are committed to increasing student interest in energy industry professions by awarding scholarships in science, technology, engineering, mathematics, accounting and finance, as well as providing university internships to attract the best talent. We also recruit experienced hires to maintain a broad range of skills and experience. We offer continued learning, development and technical training through structured development programs designed to accelerate technical and functional skills of our employees.

Other significant factors that can affect our profitability include:

•	Commodity prices. Our earnings generally correlate with industry price levels for crude oil and natural gas. These are commodity products, the prices of which are subject to factors external to our company and over which we have no control. The following graph depicts the average benchmark prices for West Texas Intermediate (WTI) crude oil, Dated Brent crude oil and U.S. Henry Hub natural gas:

Brent crude oil prices averaged $76.27 per barrel in the fourth quarter of 2014, a decrease of 30 percent compared with $109.27 per barrel in the fourth quarter of 2013. December 2014 prices for Brent crude oil averaged $62.53 per barrel, a decline of 44 percent compared with June 2014 average prices of $111.65 per barrel. Industry crude prices for WTI averaged $73.41 per barrel in the fourth quarter of 2014, a decrease of 25 percent compared with $97.38 in the same quarter of 2013. WTI prices in December 2014 averaged $59.50 per barrel, a 43 percent decrease compared with June 2014 average prices of $105.24 per barrel. Crude oil prices have continued to rapidly decline in the first quarter of 2015 to their lowest levels in the past six years to the mid-$40-per-barrel-range, driven downward by rising production, particularly from U.S. shale oil and reduced disruptions from Middle East production, OPEC’s decision to maintain current production and weaker-than-expected demand in Europe and Asia.

Henry Hub natural gas prices averaged $4.04 per thousand cubic feet (MCF) in the fourth quarter of 2014, an increase of 12 percent compared with the same period in 2013. Average Henry Hub prices were relatively strong in 2014, as prices averaged $4.43 per MCF in 2014 compared with $3.65 in 2013. This was the result of a cold start to 2014; however, natural gas prices softened later in the year due to very strong production growth, particularly from the northeast United States, and a mild start to the 2014/2015 heating season.

Domestic natural gas liquids prices experienced a similar decline to crude oil prices in the fourth quarter of 2014, as our domestic realized natural gas liquids prices averaged $24.93 per barrel in the fourth quarter of 2014, a decrease of 27 percent compared with $34.33 per barrel in the same quarter of 2013. The expansion in shale production has also helped boost supplies of natural gas liquids, resulting in downward pressure on natural gas liquids prices in the United States.

Declining global crude oil prices have resulted in the Western Canada Select benchmark price experiencing a 50 percent decline from June 2014 to December 2014, from $86.55 per barrel to $43.24 per barrel. Consequently, our realized bitumen price experienced a significant decrease in the second half of 2014.

Our total average realized price from continuing operations was $64.59 per BOE in 2014, a decrease of 4 percent compared with $67.62 per BOE in 2013, which reflected lower average realized prices for crude oil and natural gas liquids, partly offset by higher bitumen and natural gas prices. Our total average realized prices for the fourth quarter of 2014 was $52.88 per BOE, a reduction of 19 percent compared with $65.41 per BOE in the same period of 2013. The reduction in the fourth quarter of 2014 mainly reflected lower average realized prices across all commodities.

In recent years, the use of hydraulic fracturing and horizontal drilling in shale natural gas formations has led to increased industry actual and forecasted crude oil and natural gas production in the United States. Although providing significant short- and long-term growth opportunities for our Company, the increased abundance of crude oil and natural gas due to development of shale plays could also have adverse financial implications to us, including: an extended period of low commodity prices; production curtailments; delay of plans to develop areas such as unconventional fields or Alaska North Slope natural gas fields; and underutilization of LNG regasification facilities. Should one or more of these events occur, our revenues would be reduced and additional impairments might be possible.

•	Impairments. As mentioned above, we participate in capital-intensive industries. At times, our properties, plants and equipment and investments become impaired when, for example, our reserve estimates are revised downward, commodity prices decline significantly for long periods of time, or a decision to dispose of an asset leads to a write-down to its fair value. We may also invest large amounts of money in exploration which, if exploratory drilling proves unsuccessful, could lead to a material impairment of leasehold values. For additional information on our impairments in 2014, 2013 and 2012, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

•	Effective tax rate. Our operations are located in countries with different tax rates and fiscal structures. Accordingly, even in a stable commodity price and fiscal/regulatory environment, our overall effective tax rate can vary significantly between periods based on the “mix” of pretax earnings within our global operations.

•	Fiscal and regulatory environment. Our operations can be affected by changing economic, regulatory and political environments in the various countries in which we operate, including the United States. Civil unrest or strained relationships with governments may impact our operations or investments. These changing environments have generally negatively impacted our results of operations, and further changes to government fiscal take could have a negative impact on future operations. Our production operations in Libya and related oil exports have been suspended or significantly curtailed since July 2013 due to the closure of the Es Sider crude oil export terminal, and they were also suspended in 2011 during Libya’s period of civil unrest. In the United Kingdom, the government enacted tax legislation in both 2012 and 2011, which increased our U.K. corporate tax rate. Our assets in Venezuela and Ecuador were expropriated in 2007 and 2009, respectively. Our management carefully considers these events when evaluating projects or determining the level of activity in such countries.

Outlook

The company expects to deliver 2 to 3 percent production growth in 2015 from continuing operations, excluding Libya. First-quarter 2015 production from continuing operations is expected to be 1,570 MBOED to 1,610 MBOED, excluding Libya.

Operating Segments

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

RESULTS OF OPERATIONS

Consolidated Results

A summary of the Company’s income (loss) from continuing operations by business segment follows:

	Millions of Dollars
Years Ended December 31	2014	2013	2012

Alaska	$2,041	2,274	2,276
Lower 48	(22)	754	745
Canada	940	718	(684)
Europe	804	1,229	1,517
Asia Pacific and Middle East	3,008	3,591	3,996
Other International	(90)	291	624
Corporate and Other	(874)	(820)	(993)

Income from continuing operations	$5,807	8,037	7,481

2014 vs. 2013

Earnings for ConocoPhillips decreased 28 percent in 2014. The decrease was mainly due to:

•	Lower crude oil prices.
•	Lower gains from asset sales. Gains realized in 2014 were approximately $70 million after-tax, compared with gains realized in 2013 of $1,132 million after-tax.
•	Higher operating expenses, which included the 2014 recognition of a $540 million after-tax loss resulting from the Freeport LNG termination agreement.
•	Higher impairments. Non-cash impairments in 2014 totaled $662 million after-tax, compared with $289 million after-tax in 2013.
•	Higher depreciation, depletion and amortization (DD&A) expenses, mainly due to higher volumes in the Lower 48 and the United Kingdom, partly offset by lower unit-of-production rates in Canada related to reserve bookings.
•	Higher exploration expenses.

These reductions to earnings were partially offset by higher volumes; lower production taxes, which mainly resulted from higher capital spending, lower prices and lower production volumes in Alaska; and higher natural gas and LNG prices.

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

Income Statement Analysis

2014 vs. 2013

Sales and other operating revenues decreased 3 percent in 2014, mainly as a result of lower crude oil prices, partly offset by higher crude oil and bitumen volumes and higher natural gas prices.

Equity in earnings of affiliates increased 14 percent in 2014, primarily as a result of higher earnings from FCCL Partnership due to higher bitumen volumes and prices. This increase was partially offset by lower earnings from APLNG, mostly as a result of higher operating expenses and DD&A.

Gain on dispositions decreased $1,144 million in 2014. Gains realized in 2014 mostly resulted from the disposition of certain properties in western Canada. For additional information on gains realized in prior years, see Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements.

Production and operating expenses increased 23 percent in 2014, largely due to the $849 million charge resulting from the Freeport LNG termination agreement. Higher drilling and maintenance activity, mostly in the Lower 48, Australia, Alaska and Europe, in addition to the absence of the 2013 benefit of a $142 million accrual reduction related to the Federal Energy Regulatory Commission (FERC) approval of cost allocation (pooling) agreements with the remaining owners of the Trans-Alaska Pipeline System (TAPS), also contributed to the increase. These increases were partly offset by the absence of a $155 million charge in 2013 related to Bohai Bay. For additional information on the Freeport LNG transaction, see Note 3—Variable Interest Entities (VIEs), in the Notes to Consolidated Financial Statements.

Selling, general and administrative (SG&A) expenses decreased 14 percent in 2014, mainly due to the absence of pension settlement expenses.

Exploration expenses increased 66 percent in 2014, mainly as a result of higher impairments of undeveloped leasehold costs, primarily in the Lower 48 and Canada, and higher dry hole costs, mostly associated with the Gulf of Mexico and Angola. For additional information on the leasehold impairments, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

DD&A increased 12 percent in 2014. This increase was mostly associated with higher production volumes in the United Kingdom and the Lower 48, partly offset by lower unit-of-production rates in Canada associated with year-end 2013 price-related reserve revisions and lower natural gas production volumes.

Impairments increased 62 percent in 2014. For additional information, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

Taxes other than income taxes decreased 28 percent in 2014, mainly due to lower production taxes, which resulted from higher capital spending, lower crude oil prices and lower production volumes in Alaska.

Interest and debt expense increased 6 percent in 2014, primarily due to lower capitalized interest on projects, partly offset by lower interest expense from lower average debt levels and a $28 million benefit associated with interest on a favorable tax settlement.

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

Gain on dispositions decreased 25 percent in 2013. For additional information, see Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements.

Other income decreased 20 percent in 2013, primarily due to the absence of the 2012 benefit which resulted from the favorable resolution of the Petróleos de Venezuela S.A. (PDVSA) International Chamber of Commerce (ICC) arbitration. The decrease was partly offset by a $150 million insurance settlement in 2013 associated with the Bohai Bay seepage incidents. For information on a separate PDVSA arbitration with the World Bank’s International Centre for Settlement of Investment Disputes (ICSID), see Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

Purchased commodities decreased 10 percent in 2013, largely as a result of lower purchased natural gas volumes, partly offset by higher natural gas prices.

Production and operating expenses increased 7 percent in 2013, primarily due to increased drilling activity and production volumes, mostly in the Lower 48, in addition to a charge related to a settlement in Asia Pacific and Middle East. These increases were partly offset by the $142 million accrual reduction associated with FERC approval of pooling agreements with the TAPS owners.

SG&A expenses decreased 23 percent in 2013, primarily due to the absence of separation costs, lower pension settlement expense and lower costs related to compensation and benefit plans. For additional information on pension settlement expense, see Note 17—Employee Benefit Plans, in the Notes to Consolidated Financial Statements.

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

Impairments decreased 22 percent in 2013 and mainly consisted of increases in the asset retirement obligation for properties located in the United Kingdom, which have ceased production or are nearing the end of their useful lives, and mature natural gas properties in Canada.

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

Summary Operating Statistics

	2014	2013	2012

Average Net Production
Crude oil (MBD)*	595	581	595
Natural gas liquids (MBD)	159	156	156
Bitumen (MBD)	129	109	93
Natural gas (MMCFD)**	3,943	3,939	4,096

Total Production (MBOED)***	1,540	1,502	1,527

	Dollars Per Unit

Average Sales Prices
Crude oil (per barrel)	$92.80	103.32	105.72
Natural gas liquids (per barrel)	38.99	41.42	46.36
Bitumen (per barrel)	55.13	53.27	53.91
Natural gas (per thousand cubic feet)	6.57	6.11	5.48

	Millions of Dollars

Worldwide Exploration Expenses
General and administrative; geological and geophysical; and lease rentals	$879	789	626
Leasehold impairment	562	175	719
Dry holes	604	268	155

	$2,045	1,232	1,500

Excludes discontinued operations.

*Thousands	of barrels per day.
**Millions	of cubic feet per day. Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.
***Thousands	of barrels of oil equivalent per day.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At December 31, 2014, our continuing operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, Timor-Leste, Indonesia, China, Malaysia, Qatar, Libya and Russia.

Total production from continuing operations, including Libya, increased 3 percent in 2014, while average liquids production increased 4 percent. The increase in total average production in 2014 primarily resulted from additional production from major developments, mainly from shale plays in the Lower 48 and the ramp up of production from Jasmine in the United Kingdom and Christina Lake in Canada, and increased drilling programs, mostly in the Lower 48, western Canada and Norway. These increases were largely offset by normal field decline, higher planned downtime, shut-in Libya production due to the closure of the Es Sider crude oil export terminal, and unfavorable market impacts. Adjusted for Libya, production from continuing operations increased by 60 MBOED, or 4 percent, compared with 2013.

In 2013 average production from continuing operations decreased 2 percent compared with 2012, mainly due to normal field decline, asset dispositions, shut-in Libya production and higher unplanned downtime. These decreases were partially offset by new production from major developments, mainly from shale plays in the Lower 48, the ramp-up of production from new phases at Christina Lake in Canada, and early production in Malaysia; higher production in China; and increased conventional drilling and well performance, mostly in the Lower 48, western Canada and Norway. Adjusted for dispositions, downtime and Libya, production grew by 30 MBOED, or 2 percent, compared with 2012.

Alaska

	2014	2013	2012

Income from Continuing Operations (millions of dollars)	$2,041	2,274	2,276

Average Net Production
Crude oil (MBD)	162	178	188
Natural gas liquids (MBD)	13	15	16
Natural gas (MMCFD)	49	43	55

Total Production (MBOED)	183	200	213

Average Sales Prices
Crude oil (per barrel)	$97.68	107.83	109.62
Natural gas (per thousand cubic feet)	5.42	4.35	4.22

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids, natural gas and LNG. In 2014 Alaska contributed 20 percent of our worldwide liquids production and 1 percent of our natural gas production.

2014 vs. 2013

Alaska earnings decreased 10 percent in 2014 compared with 2013 earnings. The decrease was largely due to lower crude oil prices and volumes; the absence of a $97 million after-tax benefit associated with a FERC ruling in 2013, more fully described below; higher operating expenses; and a $36 million after-tax impairment related to a cancelled project. These reductions to earnings were partly offset by lower production taxes, which resulted from higher 2014 capital spending and lower crude oil prices and volumes. Higher LNG sales volumes and prices also partially offset the decrease in 2014 earnings.

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

Average production decreased 9 percent in 2014 compared with 2013, mainly as a result of normal field decline and higher planned maintenance, partly offset by lower unplanned downtime.

2013 vs. 2012

Alaska earnings in 2013 were flat compared with 2012 earnings. Earnings in 2013 were mainly impacted by lower crude oil volumes and lower crude oil prices. These decreases to earnings were mostly offset by lower production taxes, which resulted from lower prices, higher 2013 capital spending and lower crude oil production volumes. Additionally, 2013 earnings benefitted from the FERC ruling discussed above.

Average production decreased 6 percent in 2013 compared with 2012, primarily due to normal field decline, partially offset by lower planned downtime.

Lower 48

	2014	2013	2012

Income (Loss) from Continuing Operations (millions of dollars)	$(22)	754	745

Average Net Production
Crude oil (MBD)	188	152	123
Natural gas liquids (MBD)	97	91	85
Natural gas (MMCFD)	1,491	1,490	1,493

Total Production (MBOED)	533	491	457

Average Sales Prices
Crude oil (per barrel)	$84.18	93.79	91.67
Natural gas liquids (per barrel)	30.74	31.48	35.45
Natural gas (per thousand cubic feet)	4.29	3.50	2.67

The Lower 48 segment consists of operations located in the U.S. Lower 48 states and exploration activities in the Gulf of Mexico. During 2014 the Lower 48 contributed 32 percent of our worldwide liquids production and 38 percent of our natural gas production.

2014 vs. 2013

The Lower 48 reported a loss of $22 million after-tax in 2014, compared with earnings of $754 million after-tax in 2013. The decrease in earnings was primarily attributable to:

•	Higher operating expenses, which included the $545 million after-tax charge to earnings due to the Freeport LNG termination agreement.
•	Lower crude oil prices.
•	Higher DD&A, mostly due to higher crude oil production.
•	Higher impairments. Earnings in 2014 were impacted by impairments of approximately $290 million after-tax. Property impairments were not material in 2013. For additional information, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.
•	Higher dry hole costs. Dry hole costs in 2014 were approximately $180 million after-tax, primarily for the nonoperated Coronado wildcat and appraisal wells, the Shenandoah appraisal well and the Deep Nansen wildcat well, all located in the Gulf of Mexico. Dry hole costs in 2013 were approximately $130 million after-tax and mainly consisted of the Ardennes and Thorn wells, also located in the Gulf of Mexico.
•	An $83 million after-tax loss recognized upon the release of underutilized transportation and storage capacity at rates below our contractual rates.

These reductions to earnings were partially offset by higher crude oil and natural gas liquids volumes, higher natural gas prices and a benefit to earnings of approximately $150 million after-tax from marketing third-party natural gas volumes.

Rising U.S. production and an increase in pipeline capacity to the Gulf Coast have put downward pressure on Gulf Coast crude oil prices. Prices for Permian Basin crude oil production have been impacted by production increases exceeding pipeline offtake additions. Our average realized prices in the Lower 48 have historically correlated with WTI prices; however, beginning in the second half of 2013, our Lower 48 crude differential versus WTI began to widen. In 2014 our average realized crude oil price of $84.18 per barrel was 10 percent below the WTI price of $93.17 per barrel.

Total average production in the Lower 48 increased 9 percent in 2014, while average crude oil production increased 24 percent. The increase was mainly attributable to new production, primarily from the Eagle Ford and Bakken, and improved drilling and well performance, partially offset by normal field decline.

2013 vs. 2012

Lower 48 earnings increased 1 percent in 2013 compared with 2012. Earnings in 2013 largely benefitted from higher crude oil and natural gas liquids volumes, higher natural gas and crude oil prices and lower impairments. These increases were partially offset by higher DD&A, as a result of higher crude oil production, higher operating expenses, higher exploration expenses, which mainly resulted from the Thorn and Ardennes dry holes, and lower natural gas liquids prices.

Average production in the Lower 48 increased 7 percent in 2013, while average crude oil production increased 24 percent in the same period. New production, primarily from the Eagle Ford and Bakken areas, and improved drilling and well performance more than offset normal field decline and the impact from dispositions.

Canada

	2014	2013	2012

Income (Loss) from Continuing Operations (millions of dollars)	$940	718	(684)

Average Net Production
Crude oil (MBD)	13	13	13
Natural gas liquids (MBD)	23	25	24
Bitumen (MBD)
Consolidated operations	12	13	12
Equity affiliates	117	96	81

Total bitumen	129	109	93

Natural gas (MMCFD)	711	775	857

Total Production (MBOED)	284	276	273

Average Sales Prices
Crude oil (per barrel)	$77.87	79.73	78.26
Natural gas liquids (per barrel)	46.23	47.19	48.64
Bitumen (dollars per barrel)
Consolidated operations	60.03	55.25	57.58
Equity affiliates	54.62	53.00	53.39
Total bitumen	55.13	53.27	53.91
Natural gas (per thousand cubic feet)	4.13	2.92	2.13

Our Canadian operations mainly consist of natural gas fields in western Canada and oil sands developments in the Athabasca Region of northeastern Alberta. In 2014 Canada contributed 19 percent of our worldwide liquids production and 18 percent of our natural gas production.

2014 vs. 2013

Canada earnings increased 31 percent in 2014 compared with 2013, primarily as a result of higher natural gas and bitumen prices, lower DD&A from western Canada and higher bitumen volumes. The lower DD&A mainly resulted from lower unit-of-production rates related to year-end 2013 price-related reserve revisions and lower natural gas production volumes. Earnings in 2014 also included a $47 million tax benefit resulting from a favorable tax settlement. These increases were partly offset by lower gains from asset sales, mainly as a result of the $461 million after-tax gain from the disposition of our Clyden undeveloped oil sands leasehold in 2013, as well as the 2013 recognition of a $224 million tax benefit, related to the favorable tax resolution associated with the sale of certain western Canada properties in a prior year. Lower natural gas volumes also partially offset the increase in 2014 earnings.

In addition, earnings in 2014 benefitted from lower impairments. Impairments in 2014 were $138 million after-tax and consisted primarily of the $109 million after-tax impairment of undeveloped leasehold costs associated with the offshore Amauligak discovery, Arctic Islands and other Beaufort properties. Impairments in 2013 consisted of the $162 million after-tax impairment of mature natural gas assets in western Canada.

For additional information on prior year asset sales, see Note 5—Assets Held for Sale or Sold, and for additional information on impairments, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

Total average production increased 3 percent in 2014 compared with 2013, while bitumen production increased 18 percent over the same period. The continued ramp-up of production from Christina Lake Phase E in FCCL and improved drilling and well performance were partly offset by normal field decline and higher royalty impacts.

2013 vs. 2012

Canada operations reported earnings of $718 million in 2013, an increase of $1,402 million, compared with a loss of $684 million in 2012. The increase in 2013 earnings was largely due to the Clyden gain on disposition and lower impairments. Impairments in 2013 consisted of the $162 million after-tax impairment of mature natural gas assets in western Canada, and impairments in 2012 mainly resulted from the $520 million after-tax impairment of the Mackenzie Gas Project and associated undeveloped leaseholds. Higher bitumen volumes, primarily at Christina Lake, and the $224 million favorable tax resolution also benefitted 2013 earnings.

Average production in Canada increased 1 percent in 2013, while bitumen production increased 17 percent over the same period. Normal field decline was more than offset by the ramp-up of production from Christina Lake Phases D and E in FCCL and improved drilling and well performance from western Canada.

Europe

	2014	2013	2012

Income from Continuing Operations (millions of dollars)	$804	1,229	1,517

Average Net Production
Crude oil (MBD)	126	113	135
Natural gas liquids (MBD)	8	6	7
Natural gas (MMCFD)	461	416	516

Total Production (MBOED)	211	189	228

Average Sales Prices
Crude oil (dollars per barrel)	$99.56	110.56	113.08
Natural gas liquids (per barrel)	52.65	58.36	61.53
Natural gas (per thousand cubic feet)	9.29	10.68	9.76

The Europe segment consists of operations principally located in the Norwegian and U.K. sectors of the North Sea, as well as exploration activities in Greenland. In 2014 our Europe operations contributed 15 percent of our worldwide liquids production and 12 percent of our natural gas production.

2014 vs. 2013

Earnings for Europe decreased 35 percent in 2014 compared with 2013. The reduction in earnings was primarily due to higher DD&A, which mainly resulted from increased production volumes from Jasmine, lower crude oil and natural gas prices, higher taxes and higher impairments. Impairments in 2014 were $192 million after-tax, compared with impairments in 2013 of $118 million after-tax. Lower gains from asset dispositions, mostly due to the absence of the $83 million after-tax gain on the disposition of our interest in the Interconnector Pipeline in 2013, also contributed to the decrease in 2014 earnings. These decreases were partly offset by higher volumes and a $48 million after-tax benefit from a pension-related settlement.

For additional information on the impairments, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

Average production increased 12 percent in 2014, mostly due to the continued ramp-up of production from Jasmine, the Rivers Acid Plant in the East Irish Sea and Ekofisk South, improved drilling and well performance in Norway and lower planned downtime. These increases were partly offset by normal field decline and higher unplanned downtime.

2013 vs. 2012

Europe earnings decreased 19 percent in 2013 compared with 2012, primarily due to lower volumes and lower gains from asset dispositions. Gains realized in 2012 included the $287 million after-tax gain on sale of our interests in the Statfjord and Alba fields, compared with the $83 million after-tax Interconnector Pipeline gain in 2013. These decreases were partly offset by the absence of the recognition of $192 million in additional income tax expense in 2012, as a result of legislation enacted in the United Kingdom, which restricted corporate tax relief on decommissioning costs to 50 percent. The additional tax expense resulted from the revaluation of deferred tax balances.

Average production decreased 17 percent in 2013, primarily due to normal field decline. Additionally, major planned maintenance at Greater Ekofisk, higher unplanned downtime, mostly in the East Irish Sea, and asset dispositions contributed to the decrease. These decreases were partially offset by improved drilling and well performance in Norway and new production from Jasmine and Ekofisk South.

Asia Pacific and Middle East

	2014	2013	2012

Income from Continuing Operations (millions of dollars)	$3,008	3,591	3,996

Average Net Production
Crude oil (MBD)
Consolidated operations	79	80	68
Equity affiliates	15	15	15

Total crude oil	94	95	83

Natural gas liquids (MBD)
Consolidated operations	10	12	16
Equity affiliates	8	7	8

Total natural gas liquids	18	19	24

Natural gas (MMCFD)
Consolidated operations	723	709	672
Equity affiliates	505	481	485

Total natural gas	1,228	1,190	1,157

Total Production (MBOED)	317	312	300

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$95.32	104.78	108.20
Equity affiliates	99.01	105.44	108.07
Total crude oil	95.92	104.88	108.18
Natural gas liquids (dollars per barrel)
Consolidated operations	69.36	73.82	79.26
Equity affiliates	67.20	73.31	77.30
Total natural gas liquids	68.46	73.63	78.64
Natural gas (dollars per thousand cubic feet)
Consolidated operations	9.80	10.61	10.63
Equity affiliates	9.79	8.98	8.54
Total natural gas	9.80	9.95	9.75

The Asia Pacific and Middle East segment has operations in China, Indonesia, Malaysia, Australia, Timor-Leste and Qatar, as well as exploration activities in Bangladesh, Brunei and Myanmar. During 2014 Asia Pacific and Middle East contributed 13 percent of our worldwide liquids production and 31 percent of our natural gas production.

2014 vs. 2013

Asia Pacific and Middle East earnings decreased 16 percent in 2014 compared with 2013. The reduction in earnings was largely due to lower crude oil and natural gas prices; higher operating expenses, mostly as a result of major planned maintenance at our Bayu-Undan Field and Darwin LNG facility in Australia; lower equity earnings, mainly due to increased activity at APLNG in preparation for startup in mid-2015; and lower sales volumes, primarily crude oil and LNG. These decreases were partially offset by higher LNG prices, higher natural gas volumes and lower taxes. The 2014 benefits from the absence of the $116 million after-tax charge in 2013 related to Bohai Bay and a $30 million after-tax legal settlement in 2014 were offset by the absence of a $146 million after-tax insurance settlement received in 2013, also associated with the Bohai Bay seepage incidents.

Average production increased 2 percent in 2014 compared with 2013. Increased production, mainly from Indonesia, China and Malaysia, was largely offset by normal field decline and major planned maintenance at Bayu-Undan and Darwin LNG.

2013 vs. 2012

Asia Pacific and Middle East earnings decreased 10 percent in 2013 compared with 2012. The decrease in earnings was largely due to:

•	Lower gains from asset dispositions. Amounts realized from dispositions in 2012 included the $937 million after-tax gain on sale of our Vietnam business, in addition to the $133 million after-tax loss on further dilution of our equity interest in APLNG from 42.5 percent to 37.5 percent.
•	Higher DD&A, mostly due to increased production in China.
•	A $116 million after-tax charge associated with Bohai Bay.
•	Lower crude oil prices.
•	Higher operating expenses and production taxes.
•	The absence of a $72 million tax-related charge in 2012.

These decreases to earnings were partially offset by:

•	Higher crude oil and LNG volumes.
•	A $146 million after-tax insurance settlement associated with the Bohai Bay seepage incidents.
•	The absence of an $89 million after-tax charge related to the Bohai Bay settlement with the China State Oceanic Administration in 2012.
•	Higher equity earnings, mainly due to an $85 million tax benefit from foreign currency exchange rate movements.

Average production increased 4 percent in 2013. The improvement was largely due to increased production in Bohai Bay, China, new production from Panyu in the South China Sea, the continued ramp-up of production in Malaysia and lower planned downtime, mainly from our Bayu-Undan Field and Darwin LNG Facility. These increases were partly offset by normal field decline and the Vietnam disposition.

Other International

	2014	2013	2012

Income (Loss) from Continuing Operations (millions of dollars)	$(90)	291	624

Average Net Production
Crude oil (MBD)
Consolidated operations	8	26	40
Equity affiliates	4	4	13

Total crude oil	12	30	53

Natural gas (MMCFD)	3	25	18

Total Production (MBOED)	12	34	56

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$86.71	107.21	110.75
Equity affiliates	64.14	72.43	96.50
Total crude oil	77.36	101.91	107.56
Natural gas (dollars per thousand cubic feet)	3.40	5.38	5.55

The Other International segment includes operations in Libya and Russia, as well as exploration activities in Colombia, Poland, Angola, Senegal and Azerbaijan. In 2014 Other International contributed 1 percent of our worldwide liquids production.

2014 vs. 2013

Other International operations reported a loss of $90 million in 2014, compared with earnings of $291 million in 2013. The decrease was primarily due to the lower gains from asset dispositions, mainly from the absence of the $288 million after-tax gain recognized on the 2013 disposition of our equity investment in Phoenix Park Processors Limited, located in Trinidad and Tobago; higher dry hole expenses, mostly due to the $136 million after-tax charge for the Kamoxi-1 exploration well, located offshore Angola; and lower volumes from Libya. These reductions were partially offset by the recognition of other income of $154 million after-tax associated with the favorable resolution of a contingent liability.

Average production decreased 65 percent in 2014 compared with 2013, primarily due to the shutdown of the Es Sider crude oil export terminal in Libya, which began at the end of July 2013. The Es Sider Terminal briefly reopened in the third quarter of 2014 and production and liftings resumed temporarily; however, further disruptions occurred in December 2014, and production is shut in again. The 2015 drilling program remains uncertain as a result of the ongoing civil unrest.

2013 vs. 2012

Earnings from Other International decreased 53 percent in 2013 compared with 2012 earnings. The reduction was mainly due to the absence of the 2012 favorable resolution of the PDVSA ICC arbitration, more fully described, below, and lower gains from asset dispositions. Gains realized in 2013 primarily included the $288 million after-tax Phoenix Park disposition, and gains realized in 2012 mostly consisted of the $443 million after-tax gain on disposition of our interest in Naryanmarneftegaz (NMNG) in Russia. Additionally, lower volumes from Libya contributed to the reduction in earnings. These decreases were partially offset by lower impairments. Earnings in 2012 included a $108 million after-tax impairment associated with the N Block in the Caspian Sea.

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

Venezuela Arbitration

In October 2014 we filed for arbitration under the rules of the ICC against PDVSA, the Venezuela state oil company, for contractual compensation related to the Petrozuata and Hamaca heavy crude oil projects. The ICC arbitration is a separate and independent legal action from the investment treaty arbitration against the government of Venezuela, which is pending before an arbitral tribunal under ICSID. For additional information, see Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

Asset Dispositions

In July 2014 we sold our Nigeria upstream affiliates, and we transferred our 17 percent interest in the Brass LNG Project to the remaining shareholders in Brass LNG Limited. In 2013 we sold our Algeria business and our interest in the North Caspian Sea Production Sharing Agreement (Kashagan). Results of operations related to Nigeria, Algeria and Kashagan have been classified as discontinued operations in all periods presented in this Form 10-K. For additional information, see Note 2—Discontinued Operations, in the Notes to Consolidated Financial Statements.

Corporate and Other

	Millions of Dollars
	2014	2013	2012

Income (Loss) from Continuing Operations
Net interest	$(502)	(530)	(648)
Corporate general and administrative expenses	(194)	(213)	(313)
Technology	(93)	(6)	(4)
Separation costs	-	-	(84)
Other	(85)	(71)	56

	$(874)	(820)	(993)

2014 vs. 2013

Net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest decreased 5 percent in 2014 compared with 2013, primarily as a result of a $93 million tax benefit associated with the election of the fair market value method of apportioning interest expense in the United States, as well as a $28 million after-tax benefit associated with interest on a favorable tax settlement. These improvements were largely offset by lower capitalized interest on projects sold or completed.

Corporate general and administrative expenses decreased 9 percent in 2014, mainly due to lower pension settlement expense, partly offset by higher benefit-related expenses. Pension settlement expense incurred in 2013 was $41 million after-tax. We did not incur pension settlement expense in 2014.

Technology includes our investment in new technologies or businesses, as well as licensing revenues received. Activities are focused on heavy oil and oil sands, unconventional reservoirs, LNG, and subsurface, arctic and deepwater technologies, with an underlying commitment to environmental responsibility. Losses from Technology were $93 million in 2014, compared with losses of $6 million in 2013. The reduction in earnings primarily resulted from lower licensing revenues and higher research and development expenses.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, and other costs not directly associated with an operating segment.

2013 vs. 2012

Net interest decreased 18 percent in 2013 compared with 2012, primarily due to the absence of a $68 million after-tax premium on early debt retirement in 2012 and lower interest expense on lower average debt levels. These improvements were partially offset by the absence of the $33 million after-tax interest benefit from the 2012 favorable resolution of the PDVSA ICC arbitration. For additional information on the arbitration, see Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

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

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars
	Except as Indicated
	2014	2013	2012

Net cash provided by continuing operating activities	$16,592	15,801	13,458
Net cash provided by discontinued operations	143	286	464
Cash and cash equivalents	5,062	6,246	3,618
Short-term debt	182	589	955
Total debt	22,565	21,662	21,725
Total equity	52,273	52,492	48,427
Percent of total debt to capital*	30%	29	31
Percent of floating-rate debt to total debt**	5%	8	9

  *Capital includes total debt and total equity.

**Includes effect of interest rate swaps in 2013 and 2012.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Cash generated from continuing operating activities is the primary source of funding. In addition, during 2014 we received $1,603 million in proceeds from asset sales and issued $2,994 million of new low-interest notes. The primary uses of our available cash were $17,085 million to support our ongoing capital expenditures and investments; $3,525 million to pay dividends on our common stock; and $2,014 million to repay debt. During 2014 cash and cash equivalents decreased by $1,184 million, to $5,062 million.

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

Significant Sources of Capital

Operating Activities

During 2014 cash provided by continuing operating activities was $16,592 million, a 5 percent increase from 2013. Cash flows from operating activities benefited from the $1.3 billion distribution from FCCL in the first quarter of 2014. The distribution from FCCL resulted from our $2.8 billion prepayment of the remaining joint venture acquisition obligation in 2013, which substantially increased the financial flexibility of our 50 percent owned FCCL Partnership. We do not expect this individually significant distribution to recur in the future under current economic conditions. Cash flows from investing activities were also impacted by the $0.5 billion payment of the fee resulting from our termination agreement with Freeport LNG, which was largely offset by the receipt of the Freeport LNG loan repayment. During 2013 cash provided by continuing operations was $15,801 million, compared with $13,458 million in 2012.

While the stability of our cash flows from operating activities benefits from geographic diversity, our short- and long-term operating cash flows are highly dependent upon prices for crude oil, bitumen, natural gas, LNG and natural gas liquids. During 2014 and 2013 we benefited from favorable crude oil and natural gas prices, although these prices deteriorated significantly in the fourth quarter of 2014. Prices and margins in our industry are typically volatile and are driven by market conditions over which we have no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows.

The level of absolute production volumes, as well as product and location mix, impacts our cash flows. Our 2014 production from continuing operations, excluding Libya, averaged 1,532 MBOED. We expect 2015 production to grow 2 to 3 percent, excluding Libya. Future production is subject to numerous uncertainties, including, among others, the volatile crude oil and natural gas price environment, which may impact investment decisions; the effects of price changes on production sharing and variable-royalty contracts; acquisition and disposition of fields; field production decline rates; new technologies; operating efficiencies; timing of startups and major turnarounds; political instability; weather-related disruptions; and the addition of proved reserves through exploratory success and their timely and cost-effective development. While we actively manage these factors, production levels can cause variability in cash flows, although generally this variability has not been as significant as that caused by commodity prices.

To maintain or grow our production volumes, we must continue to add to our proved reserve base. Our total reserve replacement in 2014 was 97 percent. Excluding the impact of sales and purchases, the organic reserve replacement was 124 percent of 2014 production. Over the five-year period ended December 31, 2014, our reserve replacement was 55 percent (including 78 percent from consolidated operations) reflecting the disposition of our interest in LUKOIL and the impact of asset dispositions. Excluding these items and purchases, our five-year organic reserve replacement was 138 percent. The total reserve replacement amount above is based on the sum of our net additions (revisions, improved recovery, purchases, extensions and discoveries, and sales) divided by our production, as shown in our reserve table disclosures. For additional information about our proved reserves, including both developed and undeveloped reserves, see the “Oil and Gas Operations” section of this report.

As discussed in the “Critical Accounting Estimates” section, engineering estimates of proved reserves are imprecise; therefore, each year reserves may be revised upward or downward due to the impact of changes in commodity prices or as more technical data becomes available on reservoirs. In 2014, 2013 and 2012, revisions increased reserves. It is not possible to reliably predict how revisions will impact reserve quantities in the future.

Asset Sales

Proceeds from asset sales in 2014 were $1.6 billion, primarily from the sale of our Nigeria upstream affiliates for net proceeds of $1.4 billion, after customary adjustments, inclusive of deposits previously received. This compares with proceeds of $10.2 billion in 2013, primarily from the sale of our 8.4 percent equity interest in Kashagan, the sale of our Algeria business, the sale of the majority of our producing zones in the Cedar Creek Anticline, the sale of our interest in the Clyden undeveloped oil sands leasehold, the sale of our 39 percent equity interest in Phoenix Park and the sale of a portion of our working interest in Browse and Canning basins. For additional information, see Note 2—Discontinued Operations and Note 5—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements. We continue to evaluate opportunities to further optimize the portfolio.

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

Our primary funding source for short-term working capital needs is the ConocoPhillips $6.1 billion commercial paper program. Commercial paper maturities are generally limited to 90 days. We also have the ConocoPhillips Qatar Funding Ltd. $900 million commercial paper program, which is used to fund commitments relating to QG3. At both December 31, 2014 and 2013, we had no direct outstanding borrowings or letters of credit issued under the revolving credit facility. In addition, under the ConocoPhillips Qatar Funding Ltd. commercial paper program, there was $860 million of commercial paper outstanding at December 31, 2014, compared with $961 million at December 31, 2013. Since we had $860 million of commercial paper outstanding and had issued no letters of credit, we had access to $6.1 billion in borrowing capacity under our revolving credit facility at December 31, 2014.

Our senior long-term debt is rated “A1” by Moody’s Investors Service and “A” by both Standard and Poor’s Rating Service and Fitch. We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, in the event of a downgrade of our credit rating. If our credit rating were to deteriorate to a level prohibiting us from accessing the commercial paper market, we would still be able to access funds under our $7.0 billion revolving credit facility.

Certain of our project-related contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At December 31, 2014 and December 31, 2013, we had direct bank letters of credit of $802 million and $827 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business.

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

For information about guarantees, see Note 11—Guarantees, in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Spending” section.

Our debt balance at December 31, 2014, was $22.6 billion, an increase of $903 million from the balance at December 31, 2013. Our short-term debt balance at December 31, 2014, decreased $407 million compared with December 31, 2013, primarily as a result of the timing of scheduled maturities. During 2014 we repaid notes at maturity totaling $400 million. In November 2014 we redeemed the outstanding $1.5 billion of 4.60% Notes due January 2015 and issued $3.0 billion of new low-interest notes. For more information, see Note 10—Debt, in the Notes to Consolidated Financial Statements.

We were obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to our 50 percent owned FCCL Partnership. In December 2013 we paid the remaining balance of the obligation, which totaled $2,810 million and is included in the “Other” line in the financing activities section of our consolidated statement of cash flows.

In October 2014 we announced a dividend of 73 cents per share. The dividend was paid December 1, 2014, to stockholders of record at the close of business on October 14, 2014. Additionally, on February 4, 2015, we announced a dividend of 73 cents per share. The dividend will be paid March 2, 2015, to stockholders of record at the close of business on February 17, 2015.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations of our continuing operations as of December 31, 2014:

	Millions of Dollars

	Payments Due by Period

		Up to 1	Years		Years		After
	Total	Year	2–3		4–5		5 Years

Debt obligations (a)	$21,707	123	2,309		3,843		15,432
Capital lease obligations (b)	858	59	95		102		602

Total debt	22,565	182	2,404		3,945		16,034

Interest on debt and other obligations	16,007	1,169	2,216		1,943		10,679
Operating lease obligations (c)	2,949	568	1,235		515		631
Purchase obligations (d)	17,450	7,099	3,119		1,878		5,354
Other long-term liabilities
Pension and postretirement benefit contributions (e)	1,690	294	558		838		-
Asset retirement obligations (f)	10,939	592	1,506		1,529		7,312
Accrued environmental costs (g)	344	48	59		34		203
Unrecognized tax benefits (h)	53	53	(h	)	(h	)	(h)

Total	$71,997	10,005	11,097		10,682		40,213

(a)	Includes $372 million of net unamortized premiums and discounts. See Note 10—Debt, in the Notes to Consolidated Financial Statements, for additional information.

(b)	Capital lease obligations are presented on a discounted basis.

(c)	Operating lease obligations are presented on an undiscounted basis.

(d)	Represents any agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, presented on an undiscounted basis. Does not include purchase commitments for jointly owned fields and facilities where we are not the operator.

The majority of the purchase obligations are market-based contracts related to our commodity business. Product purchase commitments with third parties totaled $6,573 million.

Purchase obligations of $7,778 million are related to agreements to access and utilize the capacity of third-party equipment and facilities, including pipelines and LNG and product terminals, to transport, process, treat and store commodities. The remainder is primarily our net share of purchase commitments for materials and services for jointly owned fields and facilities where we are the operator.

(e)	Represents contributions to qualified and nonqualified pension and postretirement benefit plans for the years 2015 through 2019. For additional information related to expected benefit payments subsequent to 2019, see Note 17—Employee Benefit Plans, in the Notes to Consolidated Financial Statements.

(f)	Represents estimated discounted costs to retire and remove long-lived assets at the end of their operations.

(g)	Represents estimated costs for accrued environmental expenditures presented on a discounted basis for costs acquired in various business combinations and an undiscounted basis for all other accrued environmental costs.

(h)	Excludes unrecognized tax benefits of $389 million because the ultimate disposition and timing of any payments to be made with regard to such amounts are not reasonably estimable. Although unrecognized tax benefits are not a contractual obligation, they are presented in this table because they represent potential demands on our liquidity.

Capital Spending

	Millions of Dollars
	2014	2013	2012

Alaska	$1,564	1,140	828
Lower 48	6,054	5,210	5,249
Canada	2,340	2,232	2,184
Europe	2,521	3,078	2,844
Asia Pacific and Middle East	3,877	3,382	2,430
Other International	539	313	433
Corporate and Other	190	182	204

Capital expenditures and investments from continuing operations	17,085	15,537	14,172

Discontinued operations in Kashagan, Nigeria and Algeria	59	609	817
Joint venture acquisition obligation (principal)—Canada*	-	772	733

Capital Program	$17,144	16,918	15,722

*Excludes $2,810 million prepayment in the fourth quarter of 2013.

Our capital expenditures and investments from continuing operations for the three-year period ended December 31, 2014, totaled $46.8 billion. The 2014 expenditures supported key exploration and developments, primarily:

•	Oil and natural gas development and exploration activities in the Lower 48, including the Eagle Ford, Bakken and Niobrara shale plays, and the Permian Basin.
•	Development of coalbed methane projects associated with the APLNG joint venture in Australia.
•	Oil sands development and ongoing liquids-rich plays in Canada.
•	In Europe, development activities in the Greater Ekofisk, Aasta Hansteen, Clair Ridge and Jasmine areas, and appraisal activities in the Greater Clair Area.
•	Alaska activities related to development in the Greater Kuparuk Area and the Greater Prudhoe Area, as well as exploration and development activities in the Western North Slope.
•	Exploration and appraisal drilling in deepwater Gulf of Mexico.
•	Continued development in Malaysia and Indonesia and ongoing exploration, appraisal and development activity offshore Australia and China.
•	Exploration activities in Angola and Senegal.

2015 CAPITAL BUDGET

In anticipation of weak commodity prices in 2015, our capital budget was further reduced in January 2015 from the previously announced $13.5 billion to $11.5 billion, a decrease of 33 percent, compared with our actual 2014 capital spend of $17.1 billion. The reduction in capital relative to 2014 primarily reflects deferral of spending on North American unconventional plays, as well as lower spending on major projects, several of which are nearing completion.

We are planning to allocate approximately:

•	30 percent of our 2015 capital expenditures budget to development drilling programs. The 2015 Lower 48 development program capital will continue to target the Eagle Ford and Bakken, with investments being deferred in emerging plays like the Permian and Niobrara. We retain the flexibility to ramp up or down activity in the unconventionals.
•	40 percent of our 2015 capital expenditures budget to major projects. These funds will focus on completion of APLNG and Surmont 2, as well as multiple projects in Alaska, Europe and Malaysia.
•	15 percent of our 2015 capital expenditures budget to exploration and appraisal. This spending will focus on conventional activity in the U.S. Gulf of Mexico, offshore West Africa and Nova Scotia, as well as unconventional activity in North America.
•	15 percent of our 2015 capital expenditures budget to maintain base production.

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

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes. For information on other contingencies, see Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

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

Our legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. Our process facilitates the early evaluation and quantification of potential exposures in individual cases. This process also enables us to track those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, our legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. See Note 18—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information about income-tax-related contingencies.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2013, we reported we had been notified of potential liability under CERCLA and comparable state laws at 15 sites around the United States. At December 31, 2014, there was no change in the number of sites.

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

Expensed environmental costs were $573 million in 2014 and are expected to be about $560 million per year in 2015 and 2016. Capitalized environmental costs were $497 million in 2014 and are expected to be about $450 million per year in 2015 and 2016.

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

At December 31, 2014, our balance sheet included total accrued environmental costs of $344 million, compared with $348 million at December 31, 2013, for remediation activities in the U.S. and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

Climate Change

There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Examples of legislation or precursors for possible regulation that do or could affect our operations include:

•	European Emissions Trading Scheme (ETS), the program through which many of the European Union (EU) member states are implementing the Kyoto Protocol. Our cost of compliance with the EU ETS in 2014 was approximately $3 million (net share pre-tax).
•	A regulation issued by the Alberta government in 2007 under the Climate Change and Emissions Act. The regulation requires any existing facility with emissions equal to or greater than 100,000 metric tonnes of carbon dioxide or equivalent per year to reduce the net emissions intensity beginning July 1, 2007 by 12 percent. New facilities must reduce 2 percent per year until they reach the maximum target of 12 percent. We also incur a carbon tax for emissions from fossil fuel combustion in our British Columbia operations. The total cost of compliance with these Canadian regulations in 2014 was approximately $6 million.
•	The U.S. Supreme Court decision in Massachusetts v. EPA, 549 U.S. 497, 127 S.Ct. 1438 (2007), confirming that the EPA has the authority to regulate carbon dioxide as an “air pollutant” under the Federal Clean Air Act.
•	The U.S. EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)), and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, that triggers regulation of GHGs under the Clean Air Act, may trigger more climate-based claims for damages, and may result in longer agency review time for development projects.

•	The U.S. EPA’s announcement on January 14, 2015, outlining a series of steps it plans to take to address methane and smog-forming volatile organic compound emissions from the oil and gas industry. The current U.S. administration has established a goal of reducing the 2012 levels in methane emissions from the oil and gas industry by 40 to 45 percent by 2025.
•	Carbon taxes in certain jurisdictions. Our cost of compliance with Norwegian carbon tax legislation in 2014 was approximately $41 million (net share pre-tax). Our cost of compliance with the Australian Clean Energy Legislation carbon tax (repealed in July 2014) in 2014 was approximately $3 million (net share pre-tax).

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

The Company has responded by putting in place a corporate Climate Change Action Plan, together with individual business unit climate change management plans in order to undertake actions in four major areas:

•	Equipping the Company for a low emission world, for example by integrating GHG forecasting and reporting into company procedures; utilizing GHG pricing in planning economics; developing systems to handle GHG market transactions.
•	Reducing GHG emissions—In 2013 the Company reduced or avoided GHG emissions by approximately 1,200,000 metric tonnes by carrying out a range of programs across a number of business units.
•	Evaluating business opportunities such as the creation of offsets and allowances; carbon capture and storage; the use of low carbon energy and the development of low carbon technologies.
•	Engaging externally—The Company is a sponsor of MIT’s Joint Program on the Science and Policy of Global Change; constructively engages in the development of climate change legislation and regulation; and discloses our progress and performance through the Carbon Disclosure Project and the Dow Jones Sustainability Index.

The Company uses an estimated market cost of GHG emissions in the range of $7 to $47 per tonne depending on the timing and country or region to evaluate future opportunities.

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

NON-GAAP RECONCILIATION: PRICE NORMALIZED CASH MARGIN PER BOE

Our financial information includes information prepared in conformity with U.S. generally accepted accounting principles (GAAP), as well as non-GAAP information. Management believes this non-GAAP measure is useful to investors because it enhances understanding of our consolidated financial information by facilitating comparisons of Company operating performance across time periods. This non-GAAP measure should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. The non-GAAP measure is presented along with the corresponding GAAP measure in order not to imply more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies.

Cash margin is a performance measure we calculate as a ratio, the numerator of which is net income adjusted for the special items included in the following reconciliation; depreciation, depletion and amortization; dry hole costs; impairments; and corporate and other segment earnings. The denominator is production for the stated time period. This performance measure represents the amount of cash generated per BOE of production. Normalized for changes in commodity prices across time periods, changes in this performance measure demonstrate an underlying portfolio shift to liquids and more favorable fiscal regimes.

Non-GAAP Price Normalized Cash Margin Reconciliation

	Millions of Dollars Except as Indicated
	2014	2013

Net Income Attributable to ConocoPhillips	$6,869	9,156
Adjustment to exclude special items(1)	(260)	(2,095)

Adjusted earnings	6,609	7,061
Adjusted loss for Corporate and Other (non-GAAP)(2)	963	781
Operating segment depreciation, depletion and amortization (non-GAAP)(3)	8,225	7,338
Operating segment impairments (non-GAAP)(4)	29	27
Adjusted dry hole costs and leasehold impairments (non-GAAP)(5)	782	443
Price adjustment(6)	755	-

Price Normalized Cash Margin	$17,363	15,650

Per BOE Calculation
Production from continuing operations (MBOED)	1,540	1,502
Production from continuing operations (MMBOE)	562	548

Net Income Attributable to ConocoPhillips per BOE	$12.22	16.70
Percentage decrease	(27)%

Price Normalized Cash Margin per BOE	$30.89	28.55
Percentage increase	8%

		Millions of Dollars Except as Indicated
		2014	2013

(1)	Adjustment to Exclude Special Items*
	Special items, pre-tax
	Net gain on asset sales	$(51)	(1,142)
	Special items impairments (including leasehold impairment)**	1,214	498
	Loss on capacity agreements	130	-
	Qatar depreciation adjustment	28	-
	Freeport LNG termination	846	-
	Pension settlement expense	-	66
	Pending claims and settlements	(208)	(137)
	FCCL international financial reporting standards depreciation adjustment	-	(44)
	Income from discontinued operations	(1,147)	(1,461)

	Special items, pre-tax	$812	(2,220)

	Special items, after-tax
	Net gain on asset sales	$(38)	(1,075)
	Special items impairments (including leasehold impairment)**	641	269
	Loss on capacity agreements	83	-
	Deferred tax adjustment	(59)	-
	Qatar depreciation adjustment	28	-
	Tax benefit on interest expense	(61)	-
	Pension settlement expense	-	41
	Freeport LNG termination	545	-
	Pending claims and settlements	(268)	(118)
	Tax loss carryforward realization	-	(1)
	FCCL international financial reporting standards depreciation adjustment	-	(33)
	Income from discontinued operations	(1,131)	(1,178)

	Special items, after-tax	$(260)	(2,095)

*Generally, the threshold for special items is $25 million after-tax per event. The special items tax impacts were primarily calculated using the statutory rates in effect for each jurisdiction.
**Includes 2014 impairment related exploration expense of $6 million pre-tax and $4 million after-tax.

(2)	Adjusted loss for Corporate and Other
	Corporate and Other loss	$874	820
	Exclude Corporate and Other special items	89	(39)

	Adjusted loss for Corporate and Other (non-GAAP)	$963	781

(3)	Operating Segment Depreciation, Depletion and Amortization (non-GAAP)
	Depreciation, depletion and amortization	$8,329	7,434
	Exclude Corporate and Other depreciation, depletion and amortization	(104)	(96)

	Operating segment depreciation, depletion and amortization (non-GAAP)	$8,225	7,338

(4)	Operating Segment Impairments (non-GAAP)
	Impairments	$856	529
	Exclude impairments special items	(824)	(498)
	Exclude Corporate and Other impairments	(3)	(4)

	Operating segment impairments (non-GAAP)	$29	27

		Millions of Dollars Except as Indicated
		2014	2013

(5)	Adjusted Dry Hole Costs and Leasehold Impairments (non-GAAP)
	Dry hole costs and leasehold impairments	$1,166	443
	Exclude leasehold impairment special items	(384)	-

	Adjusted dry hole costs and leasehold impairments (non-GAAP)	$782	443

(6)	Price Adjustment*
	Average Industry prices
	Dated Brent (dollars per barrel)	$98.99	108.65
	WTI (dollars per barrel)	93.17	97.90
	Western Canada Select (dollars per barrel)	73.60	72.77
	Weighted Average Mt Belvieu natural gas liquids (dollars per barrel)	37.51	38.85
	U.S. Henry Hub - first of month (dollars per thousand cubic feet)	4.43	3.65
	UK Gas - National Balancing Point (dollars per thousand cubic feet)	8.51	10.45

	Net income adjustment**
	Dated Brent	$821	-
	WTI	177	-
	Western Canada Select	(29)	-
	Weighted Average Mt Belvieu natural gas liquids	17	-
	U.S. Henry Hub - first of month	(328)	-
	UK Gas - National Balancing Point	97	-

	Price adjustments*	$755	-

*Based on published sensitivities.
**Represents the difference in industry prices multiplied by the midpoint of the Annualized Net Income Sensitivities, below.

Annualized Net Income Sensitivities

The following sensitivities were published during the 2014 ConocoPhillips Analyst Meeting:

•	Crude oil
o	Brent/Alaska North Slope: $80–90 million change for $1 per barrel change ($85 million midpoint).
o	West Texas Intermediate: $35–40 million change for $1 per barrel change ($37.5 million midpoint).
o	Western Canada Select: $30–40 million change for $1 per barrel change ($35 million midpoint). Western Canada Select price represents a volumetric weighted average of Shorcan and Net Energy indices.
•	North American natural gas liquids
o	Representative blend: $10–15 million change for $1 per barrel change ($13.5 million midpoint).
•	Natural gas
o	Henry Hub: $100–110 million change for $0.25 per thousand cubic feet change ($105 million midpoint).
o	International gas: $10–15 million change for $0.25 per thousand cubic feet change ($12.5 million midpoint).

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

Property Acquisition Costs

For individually significant leaseholds, management periodically assesses for impairment based on exploration and drilling efforts to date. For relatively small individual leasehold acquisition costs, management exercises judgment and determines a percentage probability that the prospect ultimately will fail to find proved oil and gas reserves and pools that leasehold information with others in the geographic area. For prospects in areas with limited, or no, previous exploratory drilling, the percentage probability of ultimate failure is normally judged to be quite high. This judgmental percentage is multiplied by the leasehold acquisition cost, and that product is divided by the contractual period of the leasehold to determine a periodic leasehold impairment charge that is reported in exploration expense.

This judgmental probability percentage is reassessed and adjusted throughout the contractual period of the leasehold based on favorable or unfavorable exploratory activity on the leasehold or on adjacent leaseholds, and leasehold impairment amortization expense is adjusted prospectively. At year-end 2014, the book value of the pools of property acquisition costs, that individually are relatively small and thus subject to the above-described periodic leasehold impairment calculation, was $1,275 million and the accumulated impairment reserve was $433 million. The weighted-average judgmental percentage probability of ultimate failure was approximately 69 percent, and the weighted-average amortization period was approximately three years. If that judgmental percentage were to be raised by 5 percent across all calculations, pre-tax leasehold impairment expense in 2015 would increase by approximately $22 million. At year-end 2014, the remaining $6,612 million of net capitalized unproved property costs consisted primarily of individually significant leaseholds, mineral rights held in perpetuity by title ownership, exploratory wells currently being drilled, suspended exploratory wells, and capitalized interest. Management periodically assesses individually significant leaseholds for impairment based on the results of exploration and drilling efforts and the outlook for commercialization. Of this amount, approximately $4 billion is concentrated in 10 major development areas, the majority of which are not expected to move to proved properties in 2015.

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

Management reviews suspended well balances quarterly, continuously monitors the results of the additional appraisal drilling and seismic work, and expenses the suspended well costs as a dry hole when it determines the potential field does not warrant further investment in the near term. Criteria utilized in making this determination include evaluation of the reservoir characteristics and hydrocarbon properties, expected development costs, ability to apply existing technology to produce the reserves, fiscal terms, regulations or contract negotiations, and our expected return on investment.

At year-end 2014, total suspended well costs were $1,299 million, compared with $994 million at year-end 2013. For additional information on suspended wells, including an aging analysis, see Note 7—Suspended Wells, in the Notes to Consolidated Financial Statements.

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

Despite the inherent imprecision in these engineering estimates, accounting rules require disclosure of “proved” reserve estimates due to the importance of these estimates to better understand the perceived value and future cash flows of a company’s operations. There are several authoritative guidelines regarding the engineering criteria that must be met before estimated reserves can be designated as “proved.” Our geosciences and reservoir engineering organization has policies and procedures in place consistent with these authoritative guidelines. We have trained and experienced internal engineering personnel who estimate our proved reserves held by consolidated companies, as well as our share of equity affiliates.

Proved reserve estimates are adjusted annually in the fourth quarter and during the year if significant changes occur, and take into account recent production and subsurface information about each field. Also, as required by current authoritative guidelines, the estimated future date when an asset will be permanently shut down for economic reasons is based on 12-month average prices and current costs. This estimated date when production will end affects the amount of estimated reserves. Therefore, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Generally, our proved reserves decrease as prices decline and increase as prices rise.

Our proved reserves include estimated quantities related to production sharing contracts, reported under the “economic interest” method, as well as variable-royalty regimes, and are subject to fluctuations in commodity prices; recoverable operating expenses; and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices. We would expect reserves from these contracts to decrease when product prices rise and increase when prices decline.

The estimation of proved developed reserves also is important to the income statement because the proved developed reserve estimate for a field serves as the denominator in the unit-of-production calculation of the DD&A of the capitalized costs for that asset. At year-end 2014, the net book value of productive properties, plants and equipment (PP&E) subject to a unit-of-production calculation was approximately $64 billion and the DD&A recorded on these assets in 2014 was approximately $7.9 billion. The estimated proved developed reserves for our consolidated operations were 4.9 billion BOE at the end of 2013 and 4.6 billion BOE at the end of 2014. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 5 percent across all calculations, pre-tax DD&A in 2014 would have increased by an estimated $420 million.

Impairments

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group and annually in the fourth quarter following updates to corporate planning assumptions. If there is an indication the carrying amount of an asset may not be recovered, the asset is monitored by management through an established process where changes to significant assumptions such as prices, volumes and future development plans are reviewed. If, upon review, the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets—generally on a field-by-field basis for exploration and production assets. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants, or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes, commodity prices, operating costs and capital decisions, considering all available information at the date of review. See Note 8—Impairments, in the Notes to Consolidated Financial Statements, for additional information.

Investments in nonconsolidated entities accounted for under the equity method are reviewed for impairment when there is evidence of a loss in value and annually following updates to corporate planning assumptions. Such evidence of a loss in value might include our inability to recover the carrying amount, the lack of sustained earnings capacity which would justify the current investment amount, or a current fair value less than the investment’s carrying amount. When it is determined such a loss in value is other than temporary, an impairment charge is recognized for the difference between the investment’s carrying value and its estimated fair value. When determining whether a decline in value is other than temporary, management considers factors such as the length of time and extent of the decline, the investee’s financial condition and near-term prospects, and our ability and intention to retain our investment for a period that will be sufficient to allow for any anticipated recovery in the market value of the investment. Since quoted market prices are usually not available, the fair value is typically based on the present value of expected future cash flows using discount rates believed to be consistent with those used by principal market participants, plus market analysis of comparable assets owned by the investee, if appropriate. Differing assumptions could affect the timing and the amount of an impairment of an investment in any period.

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

Projected Benefit Obligations

Determination of the projected benefit obligations for our defined benefit pension and postretirement plans are important to the recorded amounts for such obligations on the balance sheet and to the amount of benefit expense in the income statement. The actuarial determination of projected benefit obligations and company contribution requirements involves judgment about uncertain future events, including estimated retirement dates, salary levels at retirement, mortality rates, lump-sum election rates, rates of return on plan assets, future health care cost-trend rates, and rates of utilization of health care services by retirees. Due to the specialized nature of these calculations, we engage outside actuarial firms to assist in the determination of these projected benefit obligations and company contribution requirements. For Employee Retirement Income Security Act-governed pension plans, the actuary exercises fiduciary care on behalf of plan participants in the determination of the judgmental assumptions used in determining required company contributions into the plan. Due to differing objectives and requirements between financial accounting rules and the pension plan funding regulations promulgated by governmental agencies, the actuarial methods and assumptions for the two purposes differ in certain important respects. Ultimately, we will be required to fund all promised benefits under pension and postretirement benefit plans not funded by plan assets or investment returns, but the judgmental assumptions used in the actuarial calculations significantly affect periodic financial statements and funding patterns over time. Projected benefit obligations are particularly sensitive to the discount rate assumption. A 1 percent decrease in the discount rate assumption would increase projected benefit obligations by $1,400 million. Benefit expense is particularly sensitive to the discount rate and return on plan assets assumptions. A 1 percent decrease in the discount rate assumption would increase annual benefit expense by $130 million, while a 1 percent decrease in the return on plan assets assumption would increase annual benefit expense by $60 million. In determining the discount rate, we use yields on high-quality fixed income investments matched to the estimated benefit cash flows of our plans. We are also exposed to the possibility that lump sum retirement benefits taken from pension plans during the year could exceed the total of service and interest components of annual pension expense and trigger accelerated recognition of a portion of unrecognized net actuarial losses and gains. These benefit payments are based on decisions by plan participants and are therefore difficult to predict. See Note 17—Employee Benefit Plans, in the Notes to Consolidated Financial Statements, for additional information.

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

We based the forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Fluctuations in crude oil, bitumen, natural gas, LNG and natural gas liquids prices.
•	Potential failures or delays in achieving expected reserve or production levels from existing and future oil and gas developments due to operating hazards, drilling risks and the inherent uncertainties in predicting reserves and reservoir performance.
•	Unsuccessful exploratory drilling activities or the inability to obtain access to exploratory acreage.
•	Unexpected changes in costs or technical requirements for constructing, modifying or operating exploration and production facilities.
•	Lack of, or disruptions in, adequate and reliable transportation for our crude oil, bitumen, natural gas, LNG and natural gas liquids.
•	Inability to timely obtain or maintain permits, including those necessary for drilling and/or development, construction of LNG terminals or regasification facilities; comply with government regulations; or make capital expenditures required to maintain compliance.
•	Failure to complete definitive agreements and feasibility studies for, and to timely complete construction of, announced and future exploration and production and LNG development.
•	Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events, terrorism, cyber attacks or infrastructure constraints or disruptions.
•	International monetary conditions and exchange controls.
•	Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations, use of competing energy sources or the development of alternative energy sources.
•	Liability for remedial actions, including removal and reclamation obligations, under environmental regulations.
•	Liability resulting from litigation.
•	General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, bitumen, natural gas, LNG and natural gas liquids pricing, regulation or taxation; other political, economic or diplomatic developments; and international monetary fluctuations.
•	Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business.
•	Limited access to capital or significantly higher cost of capital related to illiquidity or uncertainty in the domestic or international financial markets.
•	Inability to obtain economical financing for development, construction or modification of facilities and general corporate purposes.
•	The operation and financing of our joint ventures.
•	The factors generally described in Item 1A—Risk Factors in this report.

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

Commodity Price Risk

Our Commercial organization uses futures, forwards, swaps and options in various markets to accomplish the following objectives:

•	Meet customer needs. Consistent with our policy to generally remain exposed to market prices, we use swap contracts to convert fixed-price sales contracts, which are often requested by natural gas consumers, to floating market prices.
•	Enable us to use market knowledge to capture opportunities such as moving physical commodities to more profitable locations and storing commodities to capture seasonal or time premiums. We may use derivatives to optimize these activities.

We use a VaR model to estimate the loss in fair value that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative financial instruments and derivative commodity instruments we hold or issue, including commodity purchases and sales contracts recorded on the balance sheet at December 31, 2014, as derivative instruments. Using Monte Carlo simulation, a 95 percent confidence level and a one-day holding period, the VaR for those instruments issued or held for trading purposes at December 31, 2014 and 2013, was immaterial to our consolidated cash flows and net income attributable to ConocoPhillips. The VaR for instruments held for purposes other than trading at December 31, 2014 and 2013, was also immaterial to our consolidated cash flows and net income attributable to ConocoPhillips.

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

	Millions of Dollars Except as Indicated
	Debt
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate

Year-End 2014
2015	$-	-%	$107	0.18%
2016	1,273	5.52	-	-
2017	1,001	1.06	-	-
2018	797	5.74	-	-
2019	2,250	5.75	753	0.18
Remaining years	14,871	5.81	283	0.04

Total	$20,192		$1,143

Fair value	$24,048		$1,143

Year-End 2013
2014	$400	4.75%	$100	0.21%
2015	1,500	4.60	-	-
2016	1,273	5.52	861	0.02
2017	1,001	1.06	-	-
2018	797	5.74	-	-
Remaining years	14,121	6.27	283	0.05

Total	$19,092		$1,244

Fair value	$22,309		$1,244

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

At December 31, 2014 and 2013, we held foreign currency exchange forwards hedging cross-border commercial activity and foreign currency exchange swaps for purposes of mitigating our cash-related exposures. Although these forwards and swaps hedge exposures to fluctuations in exchange rates, we elected not to utilize hedge accounting. As a result, the change in the fair value of these foreign currency exchange derivatives is recorded directly in earnings. Since the gain or loss on the swaps is offset by the gain or loss from remeasuring the related cash balances, and since our aggregate position in the forwards was not material, there would be no material impact to our income from an adverse hypothetical 10 percent change in the December 31, 2014, or 2013, exchange rates. The notional and fair market values of these positions at December 31, 2014 and 2013, were as follows:

	In Millions
Foreign Currency Exchange Derivatives	Notional*			Fair Market Value**

	2014		2013	2014	2013

Sell U.S. dollar, buy Canadian dollar	USD	7	-	(1)	-
Buy U.S. dollar, sell Norwegian krone	USD	44	-	-	-
Buy U.S. dollar, sell Canadian dollar	USD	-	6	-	-
Buy British pound, sell euro	GBP	20	17	1	-

  *Denominated in U.S. dollars (USD) and British pound (GBP).

**Denominated in U.S. dollars.

For additional information about our use of derivative instruments, see Note 13—Derivative and Financial Instruments, in the Notes to Consolidated Financial Statements.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, we believe the company’s internal control over financial reporting was effective as of December 31, 2014.

Ernst & Young LLP has issued an audit report on the company’s internal control over financial reporting as of December 31, 2014, and their report is included herein.

/s/ Ryan M. Lance	/s/ Jeff W. Sheets

Ryan M. Lance	Jeff W. Sheets
Chairman and	Executive Vice President, Finance
Chief Executive Officer	and Chief Financial Officer

February 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ConocoPhillips

We have audited the accompanying consolidated balance sheets of ConocoPhillips as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the related condensed consolidating financial information listed in the Index at Item 8 and financial statement schedule listed in Item 15(a). These financial statements, condensed consolidating financial information, and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, condensed consolidating financial information, and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConocoPhillips at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related condensed consolidating financial information and financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ConocoPhillips’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ConocoPhillips

We have audited ConocoPhillips’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). ConocoPhillips’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included under the heading “Assessment of Internal Control Over Financial Reporting” in the accompanying “Report of Management.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe our audit provides a reasonable basis for our opinion.

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

In our opinion, ConocoPhillips maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of ConocoPhillips and our report dated February 24, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 24, 2015

Consolidated Income Statement	ConocoPhillips

Years Ended December 31
	Millions of Dollars

	2014	2013	2012

Revenues and Other Income
Sales and other operating revenues	$52,524	54,413	57,967
Equity in earnings of affiliates	2,529	2,219	1,911
Gain on dispositions	98	1,242	1,657
Other income	366	374	469

Total Revenues and Other Income	55,517	58,248	62,004

Costs and Expenses
Purchased commodities	22,099	22,643	25,232
Production and operating expenses	8,909	7,238	6,793
Selling, general and administrative expenses	735	854	1,106
Exploration expenses	2,045	1,232	1,500
Depreciation, depletion and amortization	8,329	7,434	6,580
Impairments	856	529	680
Taxes other than income taxes	2,088	2,884	3,546
Accretion on discounted liabilities	484	434	394
Interest and debt expense	648	612	709
Foreign currency transaction (gains) losses	(66)	(58)	41

Total Costs and Expenses	46,127	43,802	46,581

Income from continuing operations before income taxes	9,390	14,446	15,423
Provision for income taxes	3,583	6,409	7,942

Income From Continuing Operations	5,807	8,037	7,481
Income from discontinued operations*	1,131	1,178	1,017

Net income	6,938	9,215	8,498
Less: net income attributable to noncontrolling interests	(69)	(59)	(70)

Net Income Attributable to ConocoPhillips	$6,869	9,156	8,428

Amounts Attributable to ConocoPhillips Common Shareholders:
Income from continuing operations	$5,738	7,978	7,413
Income from discontinued operations	1,131	1,178	1,015

Net Income	$6,869	9,156	8,428

Net Income Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic
Continuing operations	$4.63	6.47	5.95
Discontinued operations	0.91	0.96	0.82

Net Income Attributable to ConocoPhillips Per Share of Common Stock	$5.54	7.43	6.77

Diluted
Continuing operations	$4.60	6.43	5.91
Discontinued operations	0.91	0.95	0.81

Net Income Attributable to ConocoPhillips Per Share of Common Stock	$5.51	7.38	6.72

Dividends Paid Per Share of Common Stock (dollars)	$2.84	2.70	2.64

Average Common Shares Outstanding (in thousands)
Basic	1,237,325	1,230,963	1,243,799
Diluted	1,245,863	1,239,803	1,253,093

*Net of provision for income taxes on discontinued operations of:	$16	283	745

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	ConocoPhillips

Years Ended December 31	Millions of Dollars

	2014	2013	2012

Net Income	$6,938	9,215	8,498
Other comprehensive income (loss)
Defined benefit plans
Prior service credit (cost) arising during the period	(3)	1	2
Reclassification adjustment for amortization of prior service credit included in net income	(6)	(5)	(5)

Net change	(9)	(4)	(3)

Net actuarial gain (loss) arising during the period	(840)	688	(704)
Reclassification adjustment for amortization of net actuarial losses included in net income	131	294	430

Net change	(709)	982	(274)
Nonsponsored plans*	-	10	8
Income taxes on defined benefit plans	281	(387)	132

Defined benefit plans, net of tax	(437)	601	(137)

Foreign currency translation adjustments	(3,539)	(2,705)	929
Reclassification adjustment for gain included in net income	-	(4)	(155)
Income taxes on foreign currency translation adjustments	72	23	(16)

Foreign currency translation adjustments, net of tax	(3,467)	(2,686)	758

Hedging activities	-	-	6
Income taxes on hedging activities	-	-	-

Hedging activities, net of tax	-	-	6

Other Comprehensive Income (Loss), Net of Tax	(3,904)	(2,085)	627

Comprehensive Income	3,034	7,130	9,125
Less: comprehensive income attributable to noncontrolling interests	(69)	(59)	(70)

Comprehensive Income Attributable to ConocoPhillips	$2,965	7,071	9,055

*Plans for which ConocoPhillips is not the primary obligor—primarily those administered by equity affiliates.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

At December 31	Millions of Dollars

	2014	2013

Assets
Cash and cash equivalents	$5,062	6,246
Short-term investments*	-	272
Accounts and notes receivable (net of allowance of $5 million in 2014 and $8 million in 2013)	6,675	8,273
Accounts and notes receivable—related parties	132	214
Inventories	1,331	1,194
Prepaid expenses and other current assets	1,868	2,824

Total Current Assets	15,068	19,023
Investments and long-term receivables	24,335	23,907
Loans and advances—related parties	804	1,357
Net properties, plants and equipment (net of accumulated depreciation, depletion and amortization of $70,786 million in 2014 and $65,321 million in 2013)	75,444	72,827
Other assets	888	943

Total Assets	$116,539	118,057

Liabilities
Accounts payable	$7,982	9,250
Accounts payable—related parties	44	64
Short-term debt	182	589
Accrued income and other taxes	1,051	2,713
Employee benefit obligations	878	842
Other accruals	1,400	1,671

Total Current Liabilities	11,537	15,129
Long-term debt	22,383	21,073
Asset retirement obligations and accrued environmental costs	10,647	9,883
Deferred income taxes	15,070	15,220
Employee benefit obligations	2,964	2,459
Other liabilities and deferred credits	1,665	1,801

Total Liabilities	64,266	65,565

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2014—1,773,583,368 shares; 2013—1,768,169,906)
Par value	18	18
Capital in excess of par	46,071	45,690
Treasury stock (at cost: 2014—542,230,673; 2013—542,230,673)	(36,780)	(36,780)
Accumulated other comprehensive income (loss)	(1,902)	2,002
Retained earnings	44,504	41,160

Total Common Stockholders’ Equity	51,911	52,090
Noncontrolling interests	362	402

Total Equity	52,273	52,492

Total Liabilities and Equity	$116,539	118,057

*Includes marketable securities of:	$-	135

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

Years Ended December 31	Millions of Dollars

	2014	2013	2012

Cash Flows From Operating Activities
Net income	$6,938	9,215	8,498
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	8,329	7,434	6,580
Impairments	856	529	680
Dry hole costs and leasehold impairments	1,166	443	874
Accretion on discounted liabilities	484	434	394
Deferred taxes	709	1,311	1,397
Undistributed equity earnings	77	(822)	(596)
Gain on dispositions	(98)	(1,242)	(1,657)
Income from discontinued operations	(1,131)	(1,178)	(1,017)
Other	(233)	(371)	(456)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	1,227	744	(1,866)
Decrease (increase) in inventories	(193)	(278)	210
Decrease (increase) in prepaid expenses and other current assets	(190)	(83)	513
Increase (decrease) in accounts payable	(783)	183	1,103
Decrease in taxes and other accruals	(566)	(518)	(1,199)

Net cash provided by continuing operating activities	16,592	15,801	13,458
Net cash provided by discontinued operations	143	286	464

Net Cash Provided by Operating Activities	16,735	16,087	13,922

Cash Flows From Investing Activities
Capital expenditures and investments	(17,085)	(15,537)	(14,172)
Proceeds from asset dispositions	1,603	10,220	2,132
Net sales (purchases) of short-term investments	253	(263)	597
Collection of advances/loans—related parties	603	145	114
Other	(446)	(212)	821

Net cash used in continuing investing activities	(15,072)	(5,647)	(10,508)
Net cash used in discontinued operations	(59)	(604)	(1,119)

Net Cash Used in Investing Activities	(15,131)	(6,251)	(11,627)

Cash Flows From Financing Activities
Issuance of debt	2,994	-	1,996
Repayment of debt	(2,014)	(946)	(2,565)
Special cash distribution from Phillips 66	-	-	7,818
Change in restricted cash	-	748	(748)
Issuance of company common stock	35	20	138
Repurchase of company common stock	-	-	(5,098)
Dividends paid	(3,525)	(3,334)	(3,278)
Other	(64)	(3,621)	(725)

Net cash used in continuing financing activities	(2,574)	(7,133)	(2,462)
Net cash used in discontinued operations	-	-	(2,019)

Net Cash Used in Financing Activities	(2,574)	(7,133)	(4,481)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(214)	(75)	24

Net Change in Cash and Cash Equivalents	(1,184)	2,628	(2,162)
Cash and cash equivalents at beginning of period	6,246	3,618	5,780

Cash and Cash Equivalents at End of Period	$5,062	6,246	3,618

See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	ConocoPhillips

	Millions of Dollars

	Attributable to ConocoPhillips

	Common Stock

	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Unearned Employee Compensation	Retained Earnings	Non- Controlling Interests	Total

December 31, 2011	$17	44,725	(31,787)	3,246	(11)	49,049	510	65,749
Net income						8,428	70	8,498
Other comprehensive income				627				627
Dividends paid						(3,278)		(3,278)
Repurchase of company common stock			(5,098)					(5,098)
Distributions to noncontrolling interests and other							(109)	(109)
Distributed under benefit plans	1	599	105					705
Recognition of unearned compensation					11			11
Separation of downstream business				214		(18,880)	(31)	(18,697)
Other						19		19

December 31, 2012	$18	45,324	(36,780)	4,087	-	35,338	440	48,427
Net income						9,156	59	9,215
Other comprehensive loss				(2,085)				(2,085)
Dividends paid						(3,334)		(3,334)
Distributions to noncontrolling interests and other							(97)	(97)
Distributed under benefit plans		366						366

December 31, 2013	$18	45,690	(36,780)	2,002	-	41,160	402	52,492
Net income						6,869	69	6,938
Other comprehensive loss				(3,904)				(3,904)
Dividends paid						(3,525)		(3,525)
Distributions to noncontrolling interests and other							(109)	(109)
Distributed under benefit plans		381						381

December 31, 2014	$18	46,071	(36,780)	(1,902)	-	44,504	362	52,273

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

Note 1—Accounting Policies

■	Consolidation Principles and Investments—Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities where we are the primary beneficiary. The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. When we do not have the ability to exert significant influence, the investment is either classified as available-for-sale if fair value is readily determinable, or the cost method is used if fair value is not readily determinable. Undivided interests in oil and gas joint ventures, pipelines, natural gas plants and terminals are consolidated on a proportionate basis. Other securities and investments are generally carried at cost.

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

We manage our operations through six operating segments, defined by geographic region: Alaska, Lower 48, Canada, Europe, Asia Pacific and Middle East, and Other International. Effective April 1, 2014, the Other International segment was restructured to focus on enhancing our capability to operate in emerging and new country business units. As a result, we moved the Latin America and Poland businesses from the historically presented Lower 48 and Latin America segment and the Europe segment to the Other International segment. Certain financial information has been revised for all prior periods presented to reflect the change in the composition of our operating segments. For additional information, see Note 23—Segment Disclosures and Related Information. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

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

■	Shipping and Handling Costs—We include shipping and handling costs in production and operating expenses for production activities. Transportation costs related to marketing activities are recorded in purchased commodities. Freight costs billed to customers are recorded as a component of revenue.

■	Cash Equivalents—Cash equivalents are highly liquid, short-term investments that are readily convertible to known amounts of cash and have original maturities of 90 days or less from their date of purchase. They are carried at cost plus accrued interest, which approximates fair value.

■	Short-Term Investments—Investments in bank time deposits and marketable securities (commercial paper and government obligations) with original maturities of greater than 90 days but less than one year are classified as short-term investments. See Note 13—Derivative and Financial Instruments, for additional information on these held-to-maturity financial instruments.

■	Inventories—We have several valuation methods for our various types of inventories and consistently use the following methods for each type of inventory. Commodity-related inventories are valued at the lower of cost or market in the aggregate, primarily on the last-in, first-out (LIFO) basis. Any necessary lower-of-cost-or-market write-downs at year end are recorded as permanent adjustments to the LIFO cost basis. LIFO is used to better match current inventory costs with current revenues. Costs include both direct and indirect expenditures incurred in bringing an item or product to its existing condition and location, but not unusual/nonrecurring costs or research and development costs. Materials, supplies and other miscellaneous inventories, such as tubular goods and well equipment, are valued using various methods, including the weighted-average-cost method, and the first-in, first-out (FIFO) method, consistent with industry practice.

■	Fair Value Measurements—We categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting significant modifications to observable related market data or our assumptions about pricing by market participants.

■	Derivative Instruments—Derivative instruments are recorded on the balance sheet at fair value. If the right of offset exists and certain other criteria are met, derivative assets and liabilities with the same counterparty are netted on the balance sheet and the collateral payable or receivable is netted against derivative assets and derivative liabilities, respectively.

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

The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future production volumes, prices and costs, considering all available evidence at the date of review. The impairment review includes cash flows from proved developed and undeveloped reserves, including any development expenditures necessary to achieve that production. Additionally, when probable and possible reserves exist, an appropriate risk-adjusted amount of these reserves may be included in the impairment calculation.

■	Impairment of Investments in Nonconsolidated Entities—Investments in nonconsolidated entities are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred and annually following updates to corporate planning assumptions. When such a condition is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value. The fair value of the impaired investment is based on quoted market prices, if available, or upon the present value of expected future cash flows using discount rates believed to be consistent with those used by principal market participants, plus market analysis of comparable assets owned by the investee, if appropriate.

■	Maintenance and Repairs—Costs of maintenance and repairs, which are not significant improvements, are expensed when incurred.

■	Property Dispositions—When complete units of depreciable property are sold, the asset cost and related accumulated depreciation are eliminated, with any gain or loss reflected in the “Gain on dispositions” line of our consolidated income statement. When less than complete units of depreciable property are disposed of or retired, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

■	Asset Retirement Obligations and Environmental Costs—The fair value of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related PP&E. If, in subsequent periods, our estimate of this liability changes, we will record an adjustment to both the liability and PP&E. Over time the liability is increased for the change in its present value, and the capitalized cost in PP&E is depreciated over the useful life of the related asset. For additional information, see Note 9—Asset Retirement Obligations and Accrued Environmental Costs.

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

■	Guarantees—The fair value of a guarantee is determined and recorded as a liability at the time the guarantee is given. The initial liability is subsequently reduced as we are released from exposure under the guarantee. We amortize the guarantee liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of guarantee. In cases where the guarantee term is indefinite, we reverse the liability when we have information indicating the liability is essentially relieved or amortize it over an appropriate time period as the fair value of our guarantee exposure declines over time. We amortize the guarantee liability to the related income statement line item based on the nature of the guarantee. When it becomes probable that we will have to perform on a guarantee, we accrue a separate liability if it is reasonably estimable, based on the facts and circumstances at that time. We reverse the fair value liability only when there is no further exposure under the guarantee.

■	Share-Based Compensation—We recognize share-based compensation expense over the shorter of the service period (i.e., the stated period of time required to earn the award) or the period beginning at the start of the service period and ending when an employee first becomes eligible for retirement. We have elected to recognize expense on a straight-line basis over the service period for the entire award, whether the award was granted with ratable or cliff vesting.

■	Income Taxes—Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, except for deferred taxes on income and temporary differences related to the cumulative translation adjustment considered to be permanently reinvested in certain foreign subsidiaries and foreign corporate joint ventures. Allowable tax credits are applied currently as reductions of the provision for income taxes. Interest related to unrecognized tax benefits is reflected in interest and debt expense, and penalties related to unrecognized tax benefits are reflected in production and operating expenses.

■	Taxes Collected from Customers and Remitted to Governmental Authorities—Sales and value-added taxes are recorded net.

■	Net Income Per Share of Common Stock—Basic net income per share of common stock is calculated based upon the daily weighted-average number of common shares outstanding during the year, including unallocated shares held by the stock savings feature of the ConocoPhillips Savings Plan. Also, this calculation includes fully vested stock and unit awards that have not yet been issued as common stock, along with an adjustment to net income for dividend equivalents paid on unvested unit awards that are considered participating securities. Diluted net income per share of common stock includes unvested stock, unit or option awards granted under our compensation plans and vested but unexercised stock options, but only to the extent these instruments dilute net income per share, primarily under the treasury-stock method. Treasury stock and shares held by grantor trusts are excluded from the daily weighted-average number of common shares outstanding in both calculations. The earnings per share impact of the participating securities is immaterial.

Note 2—Discontinued Operations

Separation of Downstream Business

On April 30, 2012, the separation of our Downstream business was completed, creating two independent energy companies: ConocoPhillips and Phillips 66. In connection with the separation, Phillips 66 distributed approximately $7.8 billion to us in a special cash distribution. The principal funds from the special cash distribution were designated solely to pay dividends, repurchase common stock, repay debt, or a combination of the foregoing, within twelve months following the distribution. At December 31, 2014 and 2013, no balance remained from the cash distribution. We also entered into several agreements with Phillips 66 in order to effect the separation and govern our relationship with Phillips 66.

Sales and other operating revenues and income from discontinued operations related to Phillips 66 during 2012 were as follows:

Millions of Dollars

Sales and other operating revenues from discontinued operations	$62,109

Income from discontinued operations before-tax	$1,768
Income tax expense	534

Income from discontinued operations	$1,234

Income from discontinued operations after-tax includes transaction, information systems and other costs incurred to effect the separation of $70 million for the year ended December 31, 2012. No separation costs were incurred in 2014 and 2013.

Prior to the separation, commodity sales to Phillips 66 were $4,973 million for the year ended December 31, 2012. Commodity purchases from Phillips 66 prior to the separation were $166 million for the year ended December 31, 2012. Prior to May 1, 2012, commodity sales and related costs were eliminated in consolidation between ConocoPhillips and Phillips 66. Beginning May 1, 2012, these revenues and costs represent third-party transactions with Phillips 66.

Other Discontinued Operations

As part of our asset disposition program, we agreed to sell our interest in Kashagan and our Algeria and Nigeria businesses (collectively, the “Disposition Group”). The Disposition Group was previously part of the Other International operating segment. We completed the sales of Kashagan and our Algeria business in the fourth quarter of 2013. We sold our Nigeria business in the third quarter of 2014, which completed the asset disposition program.

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

On December 20, 2012, we entered into agreements with affiliates of Oando PLC to sell our Nigeria business. The transaction originally included our upstream affiliates and Phillips (Brass) Limited, which owned a 17 percent interest in the Brass LNG Project. On July 30, 2014, we completed the sale of the upstream affiliates for $1,359 million, inclusive of $550 million deposits previously received. The deposits had been included in the “Other accruals” line on our consolidated balance sheet and in the “Other” line of cash flows from investing activities on our consolidated statement of cash flows. The deposits received included $435 million in 2012, $15 million in 2013, and $100 million in 2014. At closing we also received a $33 million short-term promissory note. We recognized a before-tax gain of $1,052 million, which is included in the “Income from discontinued operations” line on the consolidated income statement. At the time of disposition, the net carrying value of the upstream assets was $307 million, which included $233 million of other current assets, $1,211 million of PP&E, $298 million of other current liabilities, $14 million of ARO, and $825 million of deferred taxes.

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

Sales and other operating revenues and income (loss) from discontinued operations related to the Disposition Group during 2014, 2013 and 2012 were as follows:

	Millions of Dollars
	2014	2013	2012

Sales and other operating revenues from discontinued operations	$480	1,185	1,369

Income (loss) from discontinued operations before-tax	$1,147	1,461	(6)
Income tax expense	16	283	211

Income (loss) from discontinued operations	$1,131	1,178	(217)

Note 3—Variable Interest Entities (VIEs)

We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on our significant VIEs follows:

Freeport LNG Development, L.P. (Freeport LNG)

Through November 2014 we had an agreement with Freeport LNG to participate in a liquefied natural gas (LNG) receiving terminal in Quintana, Texas. We have no ownership in Freeport LNG; however, we own a 50 percent interest in Freeport LNG GP, Inc. (Freeport GP), which serves as the general partner managing the venture. We entered into a credit agreement with Freeport LNG, whereby we agreed to provide loan financing for the construction of the terminal. We also entered into a long-term agreement with Freeport LNG to use 0.9 billion cubic feet per day of regasification capacity, which expires in 2033. When the terminal became operational in June 2008, we began making payments under the terminal use agreement. Freeport LNG began making loan repayments in September 2008.

In July 2013 we reached an agreement with Freeport LNG to terminate our long-term agreement at the Freeport LNG Terminal, subject to Freeport LNG obtaining regulatory approval and project financing for an LNG liquefaction and export facility in Texas, in which we are not a participant. These conditions were satisfied in the fourth quarter of 2014 and we paid Freeport LNG a termination fee of $522 million. Freeport LNG repaid the outstanding $454 million ConocoPhillips loan used by Freeport LNG to partially fund the original construction of the terminal. The payment made to Freeport LNG to terminate our long-term agreement is included in cash flows from operating activities on our consolidated statement of cash flows, while the receipt of the funds from Freeport LNG to repay the outstanding loan is included in cash flows from investing activities. These transactions, plus miscellaneous items, including the disposal of our 50 percent interest in Freeport GP, resulted in a one-time net cash outflow of $63 million for us. In addition, we recognized an after-tax charge to earnings of $540 million in the fourth quarter of 2014, and our terminal regasification capacity has been reduced from 0.9 billion cubic feet per day to 0.4 billion cubic feet per day, until July 1, 2016, at which time it will be reduced to zero.

Freeport LNG is a VIE because the limited partners of Freeport LNG do not have any substantive decision making ability. Since we do not have the unilateral power to direct the key activities which most significantly impact its economic performance, we are not the primary beneficiary of Freeport LNG. These key activities primarily involve or relate to operating and maintaining the terminal.

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

As of December 31, 2014, we have not provided any financial support to APLNG other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of APLNG. See Note 6—Investments, Loans and Long-Term Receivables, and Note 11—Guarantees, for additional information.

Note 4—Inventories

Inventories at December 31 were:

	Millions of Dollars
	2014	2013

Crude oil and natural gas	$538	452
Materials, supplies and other	793	742

	$1,331	1,194

Inventories valued on the LIFO basis totaled $440 million and $343 million at December 31, 2014 and 2013, respectively. The estimated excess of current replacement cost over LIFO cost of inventories was approximately $6 million at December 31, 2014, and $160 million at December 31, 2013. In 2014 liquidation of LIFO inventory values decreased net income from continuing operations by $2 million.

Note 5—Assets Held for Sale or Sold

Assets Sold

All gains or losses are reported before-tax and are included net in the “Gain on dispositions” line on the consolidated income statement.

2014

For information on the sale of our Nigeria business, which is included in the “Income from discontinued operations” line on the consolidated income statement, see Note 2—Discontinued Operations.

2013

In March 2013 we sold the majority of our producing zones in the Cedar Creek Anticline for $994 million and recognized a loss on disposition of $43 million. At the time of the disposition, the carrying value of our interest, which was included in the Lower 48 segment, was $1,037 million, which included primarily $1,066 million of PP&E and $28 million of ARO.

In June 2013 we sold a portion of our working interests in the Browse and Canning basins for $402 million. Because we retain a working interest in the unproved properties, proceeds were treated as a reduction of the carrying value of PP&E with no gain or loss on disposition recognized. Prior to the partial disposition, the carrying value of the PP&E associated with our interests, included in our Asia Pacific and Middle East segment, was $486 million.

In August 2013 we sold our interest in the Clyden undeveloped oil sands leasehold for $724 million and recognized a gain on disposition of $614 million. At the time of the disposition, the carrying value of our interest in Clyden, which was included in the Canada segment, was $110 million and was primarily classified as PP&E.

In August 2013 we also sold our 39 percent interest in Phoenix Park Gas Processors Limited for $593 million and recognized a gain on disposition of $417 million. At the time of the disposition, the carrying value of our equity investment in Phoenix Park, which was included in our Other International segment, was $176 million.

For information on the Kashagan and Algeria sales, which are included in the “Income from discontinued operations” line on the consolidated income statement, see Note 2—Discontinued Operations.

2012

In March 2012 we sold our Vietnam business for $1,095 million and recognized a gain on disposition of $931 million. At the time of the disposition, the net carrying value of the business, which was included in the Asia Pacific and Middle East segment, was approximately $164 million, which included $352 million of PP&E, $69 million of ARO and $145 million of deferred income taxes.

In April 2012 we sold our interest in the Statfjord Field and associated satellites, all of which are located in the North Sea, for $228 million and recognized a gain of $429 million. At the time of disposition, the carrying value of our interest, which was included in the Europe segment, was negative $201 million, which included $205 million of PP&E and $445 million of ARO.

In May 2012 we sold our interest in the North Sea Alba Field for $220 million, and recognized a gain of $155 million. At the time of disposition, the carrying value of our interest, which was included in the Europe segment, was $65 million, which included $160 million of PP&E and $86 million of ARO.

In August 2012 we sold our 30 percent interest in Naryanmarneftegaz (NMNG) and certain related assets for $450 million, and recognized a gain of $206 million. At the time of the disposition, the carrying value of our equity investment in NMNG, which was included in the Other International segment, was $244 million.

Note 6—Investments, Loans and Long-Term Receivables

Components of investments, loans and long-term receivables at December 31 were:

	Millions of Dollars
	2014	2013

Equity investments	$23,426	22,980
Loans and advances—related parties	804	1,357
Long-term receivables	444	470
Other investments	465	457

	$25,139	25,264

Equity Investments

Affiliated companies in which we had a significant equity investment at December 31, 2014, included:

•	APLNG—37.5 percent owned joint venture with Origin Energy (37.5 percent) and Sinopec (25 percent)—to develop coalbed methane production from the Bowen and Surat basins in Queensland, Australia, as well as process and export LNG.
•	FCCL Partnership—50 percent owned business venture with Cenovus Energy Inc.—produces bitumen in the Athabasca oil sands in northeastern Alberta and sells the bitumen blend.
•	Qatar Liquefied Gas Company Limited (3) (QG3)—30 percent owned joint venture with affiliates of Qatar Petroleum (68.5 percent) and Mitsui & Co., Ltd. (1.5 percent)—produces and liquefies natural gas from Qatar’s North Field, as well as exports LNG.

Summarized 100 percent earnings information for equity method investments in affiliated companies, combined, was as follows (information includes equity investments disposed of in connection with the separation of the Downstream business until the date of the separation):

	Millions of Dollars
	2014	2013	2012

Revenues	$19,243	18,035	17,903
Income before income taxes	6,746	6,384	5,986
Net income	6,630	6,125	5,767

Summarized 100 percent balance sheet information for equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars
	2014	2013

Current assets	$4,512	9,073
Noncurrent assets	58,570	51,674
Current liabilities	3,346	3,416
Noncurrent liabilities	20,210	13,850

Our share of income taxes incurred directly by an equity company is reported in equity in earnings of affiliates, and as such is not included in income taxes in our consolidated financial statements.

At December 31, 2014, retained earnings included $1,377 million related to the undistributed earnings of affiliated companies. Dividends received from affiliates were $2,648 million, $1,425 million and $1,351 million in 2014, 2013 and 2012, respectively.

APLNG

APLNG is focused on coalbed methane production from the Bowen and Surat basins in Queensland, Australia, and LNG processing and export sales. Our investment in APLNG gives us access to coalbed methane resources in Australia and enhances our LNG position with the expected creation of an additional LNG hub targeting the Asia Pacific markets. Origin Energy, an integrated Australian energy company, is the operator of APLNG’s production and pipeline system, while we will operate the LNG facility.

In 2011 Sinopec subscribed for a 15 percent equity interest in APLNG, which diluted both our ownership interest and Origin’s ownership interest to 42.5 percent. In July 2012 Sinopec subscribed to additional shares in APLNG, which increased its equity interest from 15 percent to 25 percent. As a result, on July 12, 2012, both our ownership interest and Origin’s ownership interest diluted from 42.5 percent to 37.5 percent. We recorded a before- and after-tax loss of $133 million from the dilution in the third quarter of 2012. The book value of our investment in APLNG was reduced by $453 million, and we reduced the foreign currency translation adjustment associated with our investment by $320 million.

In addition, APLNG executed project financing agreements for an $8.5 billion project finance facility during the third quarter of 2012. The $8.5 billion project finance facility is composed of financing agreements executed by APLNG with the Export-Import Bank of the United States for approximately $2.9 billion, the Export-Import Bank of China for approximately $2.7 billion, and a syndicate of Australian and international commercial banks for approximately $2.9 billion. At December 31, 2014, $8.1 billion had been drawn from the facility. In connection with the execution of the project financing, we provided a completion guarantee for our pro-rata share of the project finance facility which will be released upon meeting certain completion milestones. See Note 11—Guarantees, for additional information.

APLNG is considered a VIE, as it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. See Note 3—Variable Interest Entities (VIEs) for additional information.

At December 31, 2014, the book value of our equity method investment in APLNG was $12,159 million, which includes $121 million of cumulative translation effects due to a strengthening Australian dollar relative to the U.S. dollar over time. The historical cost basis of our 37.5 percent share of net assets on the books of APLNG under U.S. generally accepted accounting principles was $7,101 million, resulting in a basis difference of $5,058 million on our books. The amortizable portion of the basis difference, $3,662 million associated with PP&E, has been allocated on a relative fair value basis to individual exploration and production license areas owned by APLNG, most of which are not currently in production. Any future additional payments are expected to be allocated in a similar manner. Each exploration license area will periodically be reviewed for any indicators of potential impairment, which, if required, would result in acceleration of basis difference amortization. As the joint venture produces natural gas from each license, we amortize the basis difference allocated to that license using the unit-of-production method. Included in net income attributable to ConocoPhillips for 2014, 2013 and 2012 was after-tax expense of $24 million, $16 million and $19 million, respectively, representing the amortization of this basis difference on currently producing licenses.

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

At December 31, 2014, the book value of our investment in FCCL was $9,484 million. FCCL’s operating assets consist of the Foster Creek and Christina Lake steam-assisted gravity drainage bitumen projects, both located in the eastern flank of the Athabasca oil sands in northeastern Alberta. Cenovus is the operator and managing partner of FCCL.

We were obligated to contribute $7.5 billion, plus accrued interest, to FCCL over a 10-year period that began in 2007. In December 2013 we repaid the remaining balance of the obligation, which totaled $2,810 million and is included in the “Other” line in the financing activities section of our consolidated statement of cash flows. Interest accrued at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows. In the first quarter of 2014, we received a $1.3 billion distribution from FCCL, which is included in the “Undistributed equity earnings” line on our consolidated statement of cash flows.

QG3

QG3 is a joint venture that owns an integrated large-scale LNG project located in Qatar. We provided project financing, with a current outstanding balance of $909 million as described below under “Loans and Long-Term Receivables.” At December 31, 2014, the book value of our equity method investment in QG3, excluding the project financing, was $966 million. We have terminal and pipeline use agreements with Golden Pass LNG Terminal and affiliated Golden Pass Pipeline near Sabine Pass, Texas, in which we have a 12.4 percent interest, intended to provide us with terminal and pipeline capacity for the receipt, storage and regasification of LNG purchased from QG3. However, currently the LNG from QG3 is being sold to markets outside of the United States.

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

At December 31, 2014, significant loans to affiliated companies include $909 million in project financing to QG3. We own a 30 percent interest in QG3, for which we use the equity method of accounting. The other participants in the project are affiliates of Qatar Petroleum and Mitsui. QG3 secured project financing of $4.0 billion in December 2005, consisting of $1.3 billion of loans from export credit agencies (ECA), $1.5 billion from commercial banks, and $1.2 billion from ConocoPhillips. The ConocoPhillips loan facilities have substantially the same terms as the ECA and commercial bank facilities. On December 15, 2011, QG3 achieved financial completion and all project loan facilities became nonrecourse to the project participants. Semi-annual repayments began in January 2011 and will extend through July 2022.

In November 2014 we terminated our long-term agreement at the Freeport LNG Terminal. As a result, Freeport LNG repaid the outstanding ConocoPhillips loan. See Note 3—Variable Interest Entities (VIEs), for additional information.

The long-term portion of these loans is included in the “Loans and advances—related parties” line on our consolidated balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.”

Note 7—Suspended Wells

The following table reflects the net changes in suspended exploratory well costs during 2014, 2013 and 2012:

	Millions of Dollars
	2014	2013		2012

Beginning balance at January 1	$994	1,038		1,037
Additions pending the determination of proved reserves	478	466		185
Reclassifications to proved properties	(9)	(29)		(144)
Sales of suspended well investment	(57)	(481)		(18)
Charged to dry hole expense	(107)	-		(22)

Ending balance at December 31	$1,299	994	*	1,038	**

  *Includes $57 million of assets held for sale in Nigeria.

**Includes $190 million of assets held for sale—$133 million in Kazakhstan and $57 million in Nigeria.

The following table provides an aging of suspended well balances at December 31:

	Millions of Dollars
	2014	2013		2012

Exploratory well costs capitalized for a period of one year or less	$466	437		186
Exploratory well costs capitalized for a period greater than one year	833	557		852

Ending balance	$1,299	994	*	1,038	**

Number of projects with exploratory well costs capitalized for a period greater than one year	30	29		35

  *Includes $57 million of assets held for sale in Nigeria.

**Includes $190 million of assets held for sale—$133 million in Kazakhstan and $57 million in Nigeria.

The following table provides a further aging of those exploratory well costs that have been capitalized for more than one year since the completion of drilling as of December 31, 2014:

	Millions of Dollars
		Suspended Since
	Total	2011–2013	2008–2010	2002–2007

Alpine Satellite—Alaska(2)	$23	-	-	23
Browse Basin—Australia(2)	112	100	12	-
Caldita/Barossa—Australia(1)	77	-	-	77
Greater Clair—UK(1)	51	51	-	-
Fiord West—Alaska(2)	16	-	16	-
Gila—Lower 48(1)	51	51	-	-
Kamunsu East—Malaysia(2)	19	19	-	-
Limbayong—Malaysia(1)	24	24	-	-
Muskwa—Canada(1)	49	49	-	-
NPR-A—Alaska(2)	65	42	23	-
Pisagan—Malaysia(2)	10	-	-	10
Saleski—Canada	15	-	15	-
Shenandoah—Lower 48(1)	94	51	43	-
Sunrise 3—Australia(2)	13	-	13	-
Surmont 3 and beyond—Canada(1)	89	64	7	18
Thornbury—Canada(1)	18	-	18	-
Tiber—Lower 48(1)	40	-	40	-
Ubah—Malaysia(2)	35	-	35	-
Other of $10 million or less each(1)(2)	32	9	4	19

Total	$833	460	226	147

(1)	Additional appraisal wells planned.
(2)	Appraisal drilling complete; costs being incurred to assess development.

Note 8—Impairments

During 2014, 2013 and 2012, we recognized the following before-tax impairment charges:

	Millions of Dollars
	2014	2013	2012

Alaska	$59	3	3
Lower 48	208	2	192
Canada	38	216	262
Europe	541	301	211
Asia Pacific and Middle East	7	3	4
Corporate	3	4	8

	$856	529	680

2014

In Alaska we recorded impairments of $59 million, primarily due to a cancelled project.

In our Lower 48 segment, we recorded impairments of $208 million, primarily as a result of reduced volume forecasts for an onshore field, as well as an LNG-related pipeline. We also recorded unproved property impairments of $239 million, primarily due to decisions to discontinue further testing of the undeveloped leaseholds, which were included in the “Exploration Expenses” line on our consolidated income statement.

We recorded impairments of $38 million in our Canada segment, primarily due to reduced volume forecasts and lower natural gas prices. Additionally, we decided not to pursue future development of the Amauligak discovery at this time. Accordingly, we recorded a $145 million property impairment for the carrying value of capitalized undeveloped leasehold costs associated with our Amauligak, Arctic Islands and other Beaufort properties located offshore Canada, which is included in the “Exploration Expenses” line on our consolidated income statement.

In Europe we recorded impairments of $541 million, mainly due to reduced volume forecasts, increases in the ARO and lower natural gas prices for properties in the United Kingdom which are nearing the end of their useful lives.

2013

We recorded property impairments of $216 million in our Canada segment, mainly as a result of lower natural gas price assumptions, reduced volume forecasts and higher costs.

In Europe we recorded impairments of $301 million, primarily due to ARO revisions for properties in the United Kingdom which are nearing the end of their useful lives or have ceased production.

2012

We recorded a $192 million property impairment in the Lower 48 segment related to the planned disposition of the majority of our producing zones in the Cedar Creek Anticline, located in southwestern North Dakota and eastern Montana.

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

In Europe we recorded impairments of $211 million, mainly related to ARO revisions for properties which have ceased production or are nearing the end of their useful lives.

Note 9—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2014	2013

Asset retirement obligations	$10,939	10,076
Accrued environmental costs	344	348

Total asset retirement obligations and accrued environmental costs	11,283	10,424
Asset retirement obligations and accrued environmental costs due within one year*	(636)	(541)

Long-term asset retirement obligations and accrued environmental costs	$10,647	9,883

*	Classified as a current liability on the balance sheet under “Other accruals” and includes $14 million of liabilities associated with assets held for sale at December 31, 2013.

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

During 2014 and 2013, our overall asset retirement obligation changed as follows:

	Millions of Dollars
	2014	2013

Balance at January 1	$10,076	9,164
Accretion of discount	479	434
New obligations	368	410
Changes in estimates of existing obligations	1,175	707
Spending on existing obligations	(365)	(298)
Property dispositions	(20)	(163)
Foreign currency translation	(774)	(178)

Balance at December 31	$10,939	10,076

Accrued Environmental Costs

Total accrued environmental costs at December 31, 2014 and 2013, were $344 million and $348 million, respectively.

We had accrued environmental costs of $250 million and $271 million at December 31, 2014 and 2013, respectively, related to remediation activities in the United States and Canada. We had also accrued in Corporate and Other $79 million and $60 million of environmental costs associated with sites no longer in operation at December 31, 2014 and 2013, respectively. In addition, $15 million and $17 million were included at both December 31, 2014 and 2013, respectively, where the Company has been named a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act, or similar state laws. Accrued environmental liabilities are expected to be paid over periods extending up to 30 years.

Expected expenditures for environmental obligations acquired in various business combinations are discounted using a weighted-average 5 percent discount factor, resulting in an accrued balance for acquired environmental liabilities of $141 million at December 31, 2014. The expected future undiscounted payments related to the portion of the accrued environmental costs that have been discounted are: $20 million in 2015, $16 million in 2016, $12 million in 2017, $3 million in 2018, $2 million in 2019, and $117 million for all future years after 2019.

Note 10—Debt

Long-term debt at December 31 was:

	Millions of Dollars
	2014	2013

9.125% Debentures due 2021	$150	150
8.20% Debentures due 2025	150	150
8.125% Notes due 2030	600	600
7.9% Debentures due 2047	100	100
7.8% Debentures due 2027	300	300
7.65% Debentures due 2023	88	88
7.40% Notes due 2031	500	500
7.375% Debentures due 2029	92	92
7.25% Notes due 2031	500	500
7.20% Notes due 2031	575	575
7% Debentures due 2029	200	200
6.95% Notes due 2029	1,549	1,549
6.875% Debentures due 2026	67	67
6.65% Debentures due 2018	297	297
6.50% Notes due 2039	2,250	2,250
6.50% Notes due 2039	500	500
6.00% Notes due 2020	1,000	1,000
5.951% Notes due 2037	645	645
5.95% Notes due 2036	500	500
5.90% Notes due 2032	505	505
5.90% Notes due 2038	600	600
5.75% Notes due 2019	2,250	2,250
5.625% Notes due 2016	1,250	1,250
5.20% Notes due 2018	500	500
4.75% Notes due 2014	-	400
4.60% Notes due 2015	-	1,500
4.30% Notes due 2044	750	-
4.15% Notes due 2034	500	-
3.35% Notes due 2024	1,000	-
2.875% Notes due 2021	750	-
2.4% Notes due 2022	1,000	1,000
1.05% Notes due 2017	1,000	1,000
Commercial paper at 0.14% – 0.21% during 2014 and 0.20% – 0.25% during 2013	860	961
Industrial Development Bonds due 2014 through 2038 at 0.02% – 0.13% during 2014 and 0.04% – 0.25% during 2013	18	18
Marine Terminal Revenue Refunding Bonds due 2031 at 0.02% – 0.15% during 2014 and 0.04% – 0.26% during 2013	265	265
Other	24	24

Debt at face value	21,335	20,336
Capitalized leases	858	922
Unamortized hedge – 4.6% Notes due 2015	-	11
Net unamortized premiums and discounts	372	393

Total debt	22,565	21,662
Short-term debt	(182)	(589)

Long-term debt	$22,383	21,073

Maturities of long-term borrowings, inclusive of net unamortized premiums and discounts, in 2015 through 2019 are: $182 million, $1,337 million, $1,067 million, $867 million and $3,078 million, respectively. At December 31, 2014, we classified $753 million of short-term debt as long-term debt, based on our ability and intent to refinance the obligation on a long-term basis under our revolving credit facility.

During 2014 we repaid the $400 million 4.75% Notes due 2014, and in November 2014 we redeemed the outstanding $1.5 billion of 4.60% Notes due January 2015.

In November 2014 we issued notes for general corporate purposes consisting of:

•	The $750 million of 2.875% Notes due 2021.
•	The $1,000 million of 3.35% Notes due 2024.
•	The $500 million of 4.15% Notes due 2034.
•	The $750 million of 4.30% Notes due 2044.

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

At both December 31, 2014 and 2013, we had no direct outstanding borrowings under the revolving credit facility, with no letters of credit as of December 31, 2014. In addition, under the ConocoPhillips Qatar Funding Ltd. commercial paper program, there was $860 million of commercial paper outstanding at December 31, 2014, compared with $961 million at December 31, 2013. Since we had $860 million of commercial paper outstanding and had issued no letters of credit, we had access to $6.1 billion in borrowing capacity under our revolving credit facility at December 31, 2014.

During 2013 a lease of a semi-submersible floating production system (FPS) commenced for the Gumusut development, located in Malaysia, in which we are a co-venturer. The FPS lease provides for an initial noncancelable term of 15 years, a subsequent 5-year cancelable term with no required lease payments, and an additional 5-year term with terms and conditions to be agreed at a later date. The lease has no ongoing purchase options or escalation clauses. Adjustments to provisional contingent rental payments may occur due to the finalization of actual commissioning costs. The lease does not impose any significant restrictions concerning dividends, debt or further leasing activities.

A capital lease asset and capital lease obligation were recognized for our proportionate interest in the FPS of $906 million, based on the present value of the future minimum lease payments using our pre-tax incremental borrowing rate of 3.58 percent for debt with similar terms. Unitization of the Gumusut development with

Brunei was recorded during the fourth quarter of 2014 and reduced our proportionate interest in the FPS from 33 percent to 29 percent. The net carrying value of the capital lease asset was approximately $802 million and $906 million as of December 31, 2014, and December 31, 2013 respectively. Following the startup of the FPS, which occurred in October 2014, the capital lease asset is being depreciated over a period consistent with the estimated proved reserves of Gumusut using the unit-of-production method with the associated depreciation included in the “Depreciation, depletion and amortization” line on our consolidated income statement. As of December 31, 2014, accumulated depreciation of the capital lease asset amounted to approximately $20 million.

At December 31, 2014, future minimum payments due under capital leases were:

Millions of Dollars

2015	$106
2016	76
2017	76
2018	76
2019	76
Remaining years	722

Total	1,132
Less: portion representing imputed interest	(274)

Capital lease obligations	$858

Note 11—Guarantees

At December 31, 2014, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability at inception for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability either because the guarantees were issued prior to December 31, 2002, or because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

APLNG Guarantees

At December 31, 2014, we have outstanding multiple guarantees in connection with our 37.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing December 2014 exchange rates:

•	We have guaranteed APLNG’s performance with regard to a construction contract executed in connection with APLNG’s issuance of the Train 1 and Train 2 Notices to Proceed. We estimate the remaining term of this guarantee is two years. Our maximum potential amount of future payments related to this guarantee is approximately $90 million and would become payable if APLNG cancels the applicable construction contract and does not perform with respect to the amounts owed to the contractor.

•	We have issued a construction completion guarantee related to the third-party project financing secured by APLNG. Our maximum potential amount of future payments under the guarantee is estimated to be $3.2 billion, which could be payable if the full debt financing capacity is utilized and completion of the project is not achieved. Our guarantee of the project financing will be released upon meeting certain completion tests with milestones, which we estimate should occur beginning in 2016. Our maximum exposure at December 31, 2014, is $3.1 billion based upon our pro-rata share of the facility used at that date. At December 31, 2014, the carrying value of this guarantee is approximately $114 million.

•	In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy in October 2008, we agreed to guarantee an existing obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of 1 to 27 years. Our maximum potential amount of future payments, or cost of volume delivery, under these guarantees is estimated to be $1.2 billion ($2.2 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.

•	We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of up to 31 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $190 million and would become payable if APLNG does not perform.

Other Guarantees

We have other guarantees with maximum future potential payment amounts totaling approximately $300 million, which consist primarily of guarantees of the residual value of leased corporate aircraft, guarantees to fund the short-term cash liquidity deficit of two joint ventures, a guarantee for our portion of a joint venture’s debt obligations and a guarantee of minimum charter revenue for an LNG vessel. These guarantees have remaining terms of up to 9 years or the life of the venture and would become payable if, upon sale, certain asset values are lower than guaranteed amounts, business conditions decline at guaranteed entities, or as a result of non-performance of contractual terms by guaranteed parties.

Indemnifications

Over the years, we have entered into agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes, environmental liabilities, employee claims, and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at December 31, 2014, was approximately $100 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount at December 31, 2014 were approximately $50 million of environmental accruals for known contamination that are included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

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

Note 12—Contingencies and Commitments

A number of lawsuits involving a variety of claims arising in the ordinary course of business have been made against ConocoPhillips. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. With respect to income tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain. See Note 18—Income Taxes, for additional information about income tax-related contingencies.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state and international sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings. See Note 9—Asset Retirement Obligations and Accrued Environmental Costs, for a summary of our accrued environmental liabilities.

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

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at December 31, 2014, we had performance obligations secured by letters of credit of $802 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.

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

In 2008 Burlington Resources, Inc., a wholly owned subsidiary of ConocoPhillips, initiated arbitration before ICSID against The Republic of Ecuador, as a result of the newly enacted Windfall Profits Tax Law and government-mandated renegotiation of our production sharing contracts. Despite a restraining order issued by the ICSID tribunal, Ecuador confiscated the crude oil production of Burlington and its co-venturer and sold the seized crude oil. In 2009 Ecuador took over operations in Blocks 7 and 21, fully expropriating our assets. In June 2010 the ICSID tribunal concluded it has jurisdiction to hear the expropriation claim. On April 24, 2012, Ecuador filed supplemental counterclaims asserting environmental damages, which we believe are not material. The ICSID tribunal issued a decision on liability on December 14, 2012, in favor of Burlington, finding that Ecuador’s seizure of Blocks 7 and 21 was an unlawful expropriation in violation of the Ecuador-U.S. Bilateral Investment Treaty. An additional arbitration phase is now proceeding to determine the damages owed to ConocoPhillips for Ecuador’s actions and to address Ecuador’s counterclaims.

ConocoPhillips served a Notice of Arbitration on the Timor-Leste Minister of Finance in October 2012 for outstanding disputes related to a series of tax assessments. As of December 2014 ConocoPhillips paid, under protest, tax assessments totaling approximately $237 million, which are primarily recorded in the “Investments and long-term receivables” line on our consolidated balance sheet. The arbitration hearing was conducted in Singapore in June 2014 under the United Nations Commission on International Trade Laws (UNCITRAL)

arbitration rules, pursuant to the terms of the Tax Stability Agreement with the Timor-Leste government. Post-hearing briefs from both parties were filed in August 2014. We are now awaiting the Tribunal’s decision. Future impacts on our business are not known at this time.

Long-Term Throughput Agreements and Take-or-Pay Agreements

We have certain throughput agreements and take-or-pay agreements in support of financing arrangements. The agreements typically provide for natural gas or crude oil transportation to be used in the ordinary course of the Company’s business. The aggregate amounts of estimated payments under these various agreements are: 2015—$119 million; 2016—$29 million; 2017—$29 million; 2018—$25 million; 2019—$8 million; and 2020 and after—$103 million. Total payments under the agreements were $127 million in each of 2014 and 2013, and $130 million in 2012.

Note 13—Derivative and Financial Instruments

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

The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	2014	2013

Assets
Prepaid expenses and other current assets	$4,500	871
Other assets	157	64
Liabilities
Other accruals	4,426	890
Other liabilities and deferred credits	144	58

The gains (losses) incurred from commodity derivatives, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	2014	2013	2012

Sales and other operating revenues	$523	(160)	(291)
Other income	1	4	(1)
Purchased commodities	(458)	139	214

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)
	2014	2013

Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(11)	(18)
Basis	18	(10)

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

The following table presents the gross fair values of our foreign currency exchange derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	2014	2013

Assets
Prepaid expenses and other current assets	$1	1
Liabilities
Other accruals	1	-

The (gains) losses from foreign currency exchange derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	2014	2013	2012

Foreign currency transaction (gains) losses	$3	4	(138)

We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions Notional Currency
	2014		2013

Foreign Currency Exchange Derivatives
Sell U.S. dollar, buy Canadian dollar	USD	7	-
Buy U.S. dollar, sell other currencies*	USD	44	6
Buy British pound, sell euro	GPB	20	17

*Primarily	Canadian dollar and Norwegian krone.

Financial Instruments

We invest excess cash in financial instruments with maturities based on our cash forecasts for the various currency pools we manage. The maturities of these investments may from time to time extend beyond 90 days. The types of financial instruments include:

•	Time deposits: Interest bearing deposits placed with approved financial institutions.
•	Money market funds: Short-term securities representing high-quality liquid debt and monetary instruments.
•	Commercial paper: Unsecured promissory notes issued by a corporation, commercial bank, or government agency purchased at a discount, maturing at par.

These financial instruments appear in the “Cash and cash equivalents” line of our consolidated balance sheet if the maturities at the time we made the investments were 90 days or less; otherwise, these held-to-maturity investments are included in the “Short-term investments” line. At December 31, we held the following financial instruments:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	2014	2013	2014	2013

Cash	$946	636	-	-
Money Market Funds	50	-	-	-
Time Deposits
Remaining maturities from 1 to 90 days	3,726	5,336	-	137
Commercial Paper
Remaining maturities from 1 to 90 days	340	274	-	135

	$5,062	6,246	-	272

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

The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position on December 31, 2014 and December 31, 2013, was $150 million and $57 million, respectively. For these instruments, no collateral was posted as of December 31, 2014 or December 31, 2013. If our credit rating had been lowered one level from its “A” rating (per Standard and Poor’s) on December 31, 2014, we would be required to post $2 million of additional collateral to our counterparties. If we had been downgraded below investment grade, we would be required to post $150 million of additional collateral, either with cash or letters of credit.

Note 14—Fair Value Measurement

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

The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. Transfers occur at the end of the reporting period. There were no material transfers in or out of Level 1 during 2014 and 2013.

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

The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Deferred compensation investments	$297	-	-	297	306	-	-	306
Commodity derivatives	4,221	361	75	4,657	744	177	10	931

Total assets	$4,518	361	75	4,954	1,050	177	10	1,237

Liabilities
Commodity derivatives	$4,200	354	16	4,570	765	172	7	944

Total liabilities	$4,200	354	16	4,570	765	172	7	944

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists.

	Millions of Dollars
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Setoff	Net Amounts

December 31, 2014
Assets	$4,657	4,352	305	8	28	269
Liabilities	4,570	4,352	218	4	22	192

December 31, 2013
Assets	$931	827	104	6	12	86
Liabilities	944	827	117	26	9	82

At December 31, 2014 and December 31, 2013, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement

The following table summarizes the fair value hierarchy by major category for assets accounted for at fair value on a non-recurring basis:

	Millions of Dollars
		Fair Value Measurements Using

	Fair Value*	Level 3 Inputs	Before-Tax Loss

Year ended December 31, 2014
Net PP&E (held for use)	$87	87	756
Net PP&E (unproved property)	39	39	158

Year ended December 31, 2013
Net PP&E (held for use)	117	117	488

*Represents	the fair value at the time of the impairment.

Net PP&E (held for use)

Net PP&E held for use is comprised of various producing properties impaired to their individual fair values less costs to sell. The fair values were determined by either a negotiated selling price or internal discounted cash flow models using estimates of future production, prices from futures exchanges and pricing service companies, costs and a discount rate believed to be consistent with those used by principal market participants.

Net PP&E (unproved property)

Net PP&E unproved property was written down to fair value less costs to sell based on an average of recent mineral leases sold or on a risk-weighted assessment of indicative offers received.

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

The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	2014	2013	2014	2013

Financial assets
Deferred compensation investments	$297	306	297	306
Commodity derivatives	297	99	297	99
Total loans and advances—related parties	913	1,528	913	1,680
Financial liabilities
Total debt, excluding capital leases	21,707	20,740	25,191	23,553
Commodity derivatives	214	92	214	92

At December 31, 2014, commodity derivative assets and liabilities appear net of $8 million of obligations to return cash collateral and $4 million of rights to reclaim cash collateral, respectively. At December 31, 2013, commodity derivative assets and liabilities appear net of $6 million of obligations to return cash collateral and $26 million of rights to reclaim cash collateral, respectively.

Note 15—Equity

Common Stock

The changes in our shares of common stock, as categorized in the equity section of the balance sheet, were:

	Shares
	2014	2013	2012

Issued
Beginning of year	1,768,169,906	1,762,247,949	1,749,550,587
Distributed under benefit plans	5,413,462	5,921,957	12,697,362

End of year	1,773,583,368	1,768,169,906	1,762,247,949

Held in Treasury
Beginning of year	542,230,673	542,230,673	463,880,628
Repurchase of common stock	-	-	79,904,400
Distributed under benefit plans	-	-	(1,554,355)

End of year	542,230,673	542,230,673	542,230,673

Preferred Stock

We have authorized 500 million shares of preferred stock, par value $.01 per share, none of which was issued or outstanding at December 31, 2014 or 2013.

Noncontrolling Interests

At December 31, 2014 and 2013, we had $362 million and $402 million outstanding, respectively, of equity in less-than-wholly owned consolidated subsidiaries held by noncontrolling interest owners. For both periods, the amounts were related to the Darwin LNG and Bayu-Darwin Pipeline operating joint ventures we control.

Note 16—Non-Mineral Leases

The company primarily leases drilling equipment and office buildings, as well as ocean transport vessels, tugboats, barges, corporate aircraft, computers and other facilities and equipment. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices, as well as renewal options and/or options to purchase the leased property for the fair market value at the end of the lease term. There are no significant restrictions imposed on us by the leasing agreements with regard to dividends, asset dispositions or borrowing ability. For additional information on leased assets under capital leases, see Note 10—Debt.

At December 31, 2014, future minimum rental payments due under noncancelable leases were:

Millions of Dollars

2015	$568
2016	712
2017	523
2018	347
2019	168
Remaining years	631

Total	2,949
Less: income from subleases	(12)

Net minimum operating lease payments	$2,937

Operating lease rental expense for the years ended December 31 was:

	Millions of Dollars
	2014	2013	2012

Total rentals	$474	317	282
Less: sublease rentals	(10)	(12)	(15)

	$464	305	267

Note 17—Employee Benefit Plans

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

An analysis of the projected benefit obligations for our pension plans and accumulated benefit obligations for our postretirement health and life insurance plans follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2014		2013		2014	2013

	U.S.	Int’l.	U.S.	Int’l.

Change in Benefit Obligation
Benefit obligation at January 1	$3,954	3,583	4,225	3,438	682	765
Service cost	124	109	138	102	3	3
Interest cost	165	166	143	145	29	26
Plan participant contributions	-	6	-	6	21	22
Actuarial (gain) loss	477	598	(205)	72	53	(57)
Benefits paid	(333)	(122)	(347)	(110)	(70)	(75)
Foreign currency exchange rate change	-	(356)	-	(70)	(2)	(2)

Benefit obligation at December 31*	$4,387	3,984	3,954	3,583	716	682

*Accumulated benefit obligation portion of above at December 31:	$3,957	3,111	3,516	2,798

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$3,092	3,132	2,732	2,760	-	-
Actual return on plan assets	234	410	505	315	-	-
Company contributions	273	203	202	198	49	53
Plan participant contributions	-	6	-	6	21	22
Benefits paid	(333)	(122)	(347)	(110)	(70)	(75)
Foreign currency exchange rate change	-	(351)	-	(37)	-	-

Fair value of plan assets at December 31	$3,266	3,278	3,092	3,132	-	-

Funded Status	$(1,121)	(706)	(862)	(451)	(716)	(682)

	Millions of Dollars
	Pension Benefits				Other Benefits
	2014		2013		2014	2013

	U.S.	Int’l.	U.S.	Int’l.

Amounts Recognized in the Consolidated Balance Sheet at December 31
Noncurrent assets	$-	13	-	128	-	-
Current liabilities	(26)	(9)	(35)	(8)	(49)	(53)
Noncurrent liabilities	(1,095)	(710)	(827)	(571)	(667)	(629)

Total recognized	$(1,121)	(706)	(862)	(451)	(716)	(682)

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	3.80%	3.55	4.40	4.75	4.15	4.45
Rate of compensation increase	4.75	4.35	4.75	4.60	-	-

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	4.40%	4.75	3.55	4.50	4.45	3.55
Expected return on plan assets	7.00	5.75	7.00	6.00	-	-
Rate of compensation increase	4.75	4.60	4.75	4.45	-	-

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

Included in accumulated other comprehensive income at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2014		2013		2014	2013

	U.S.	Int’l.	U.S.	Int’l.

Unrecognized net actuarial loss (gain)	$1,146	852	767	578	25	(31)
Unrecognized prior service cost (credit)	16	(43)	22	(54)	(4)	(8)

	Millions of Dollars
	Pension Benefits				Other Benefits
	2014		2013		2014	2013

	U.S.	Int’l.	U.S.	Int’l.

Sources of Change in Other Comprehensive Income
Net gain (loss) arising during the period	$(456)	(331)	524	107	(53)	57
Amortization of loss included in income*	77	57	218	73	(3)	3

Net change during the period	$(379)	(274)	742	180	(56)	60

Prior service credit (cost) arising during the period	$-	(3)	-	1	-	-
Amortization of prior service cost (credit) included in income	6	(8)	6	(7)	(4)	(4)

Net change during the period	$6	(11)	6	(6)	(4)	(4)

*	Includes settlement losses recognized in 2013.

Amounts included in accumulated other comprehensive income at December 31, 2014, that are expected to be amortized into net periodic benefit cost during 2015 are provided below:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

Unrecognized net actuarial loss	$115	86	3
Unrecognized prior service cost (credit)	6	(7)	(4)

For our tax-qualified pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets were $7,584 million, $6,503 million, and $6,446 million, respectively, at December 31, 2014, and $6,011 million, $5,393 million, and $5,151 million, respectively, at December 31, 2013.

For our unfunded nonqualified key employee supplemental pension plans, the projected benefit obligation and the accumulated benefit obligation were $703 million and $482 million, respectively, at December 31, 2014, and were $581 million and $392 million, respectively, at December 31, 2013.

The components of net periodic benefit cost of all defined benefit plans are presented in the following table:

	Millions of Dollars
	Pension Benefits						Other Benefits
	2014		2013		2012		2014	2013	2012

	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Service cost	$124	109	138	102	170	91	3	3	6
Interest cost	165	166	143	145	186	152	29	26	33
Expected return on plan assets	(213)	(181)	(186)	(160)	(223)	(158)	-	-	-
Amortization of prior service cost (credit)	6	(8)	6	(7)	7	(8)	(4)	(4)	(4)
Recognized net actuarial loss (gain)	77	57	151	73	191	59	(3)	3	-
Settlements	-	-	67	-	181	-	-	-	-

Net periodic benefit cost	$159	143	319	153	512	136	25	28	35

We recognized pension settlement losses of $67 million in 2013 and $181 million (including $24 million in discontinued operations) in 2012. In 2013 and 2012, lump-sum benefit payments from the U.S. qualified pension plan exceeded the sum of service and interest costs for that plan and led to an increase in settlement losses.

In determining net pension and other postretirement benefit costs, we amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan. For net actuarial gains and losses, we amortize 10 percent of the unamortized balance each year.

We have multiple nonpension postretirement benefit plans for health and life insurance. The health care plans are contributory and subject to various cost sharing features, with participant and company contributions adjusted annually; the life insurance plans are noncontributory. The measurement of the accumulated postretirement benefit obligation assumes a health care cost trend rate of 7 percent in 2015 that declines to 5 percent by 2023. A one-percentage-point change in the assumed health care cost trend rate would be immaterial to ConocoPhillips.

Plan Assets—We follow a policy of broadly diversifying pension plan assets across asset classes, investment managers, and individual holdings. As a result, our plan assets have no significant concentrations of credit risk. Asset classes that are considered appropriate include U.S. equities, non-U.S. equities, U.S. fixed income, non-U.S. fixed income, real estate and private equity investments. Plan fiduciaries may consider and add other asset classes to the investment program from time to time. The target allocations for plan assets are 59 percent equity securities, 36 percent debt securities and 5 percent real estate. Generally, the plan investments are publicly traded, therefore minimizing liquidity risk in the portfolio.

The following is a description of the valuation methodologies used for the pension plan assets. There have been no changes in the methodologies used at December 31, 2014 and 2013.

•	Fair values of equity securities and government debt securities categorized in Level 1 are primarily based on quoted market prices in active markets for identical assets and liabilities.
•	Fair values of corporate debt securities, agency and mortgage-backed securities and government debt securities categorized in Level 2 are estimated using recently executed transactions and quoted market prices for similar assets and liabilities in active markets and for identical assets and liabilities in markets that are not active. If there have been no market transactions in a particular fixed income security, its fair value is calculated by pricing models that benchmark the security against other securities with actual market prices. When observable quoted market prices are not available, fair value is based on pricing models that use something other than actual market prices (e.g., observable inputs such as benchmark yields, reported trades and issuer spreads for similar securities), and these securities are categorized in Level 3 of the fair value hierarchy.
•	Fair values of investments in common/collective trusts are determined by the issuer of each fund based on the fair value of the underlying assets.
•	Fair values of mutual funds are based on quoted market prices, which represent the net asset value of shares held.
•	Cash is valued at cost, which approximates fair value. Fair values of international cash equivalents categorized in Level 2 are valued using observable yield curves, discounting and interest rates. U.S. cash balances held in the form of short-term fund units that are redeemable at the measurement date are categorized as Level 2.
•	Fair values of exchange-traded derivatives classified in Level 1 are based on quoted market prices. For other derivatives classified in Level 2, the values are generally calculated from pricing models with market input parameters from third-party sources.
•	Private equity funds are valued at net asset value as determined by the issuer based on the fair value of the underlying assets.
•	Fair values of insurance contracts are valued at the present value of the future benefit payments owed by the insurance company to the plans’ participants.
•	Fair values of real estate investments are valued using real estate valuation techniques and other methods that include reference to third-party sources and sales comparables where available.
•	A portion of U.S. pension plan assets is held as a participating interest in an insurance annuity contract, which is calculated as the market value of investments held under this contract, less the accumulated benefit obligation covered by the contract. The participating interest is classified as Level 3 in the fair value hierarchy as the fair value is determined via a combination of quoted market prices, recently executed transactions, and an actuarial present value computation for contract obligations. At December 31, 2014, the participating interest in the annuity contract was valued at $116 million and consisted of $328 million in debt securities, less $212 million for the accumulated benefit obligation covered by the contract. At December 31, 2013, the participating interest in the annuity contract was valued at $110 million and consisted of $312 million in debt securities, less $202 million for the accumulated benefit obligation covered by the contract. The net change from 2013 to 2014 is due to an increase in the fair value of the underlying investments of $16 million and an increase in the present value of the contract obligation of $10 million. The participating interest is not available for meeting general pension benefit obligations in the near term. No future Company contributions are required and no new benefits are being accrued under this insurance annuity contract.

The fair values of our pension plan assets at December 31, by asset class were as follows:

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

2014
Equity Securities
U.S.	$1,039	2	8	1,049	628	-	-	628
International	671	-	-	671	445	-	-	445
Common/collective trusts	-	542	-	542	-	227	-	227
Mutual funds	-	-	-	-	241	97	-	338
Debt Securities
Government	132	75	-	207	624	-	-	624
Corporate	-	426	4	430	-	166	-	166
Agency and mortgage-backed securities	-	115	-	115	-	46	1	47
Common/collective trusts	-	-	-	-	-	396	-	396
Mutual funds	-	-	-	-	167	-	-	167
Cash and cash equivalents	-	67	-	67	50	18	-	68
Private equity funds	-	-	-	-	-	-	1	1
Derivatives	5	(3)	-	2	(4)	-	-	(4)
Real estate	-	-	55	55	-	-	166	166

Total*	$1,847	1,224	67	3,138	2,151	950	168	3,269

*Excludes the participating interest in the insurance annuity contract with a net asset value of $116 million and net receivables related to security transactions of $21 million.

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

Our funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended. Contributions to foreign plans are dependent upon local laws and tax regulations. In 2015, we expect to contribute approximately $110 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $190 million to our international qualified and nonqualified pension and postretirement benefit plans.

The following benefit payments, which are exclusive of amounts to be paid from the insurance annuity contract and which reflect expected future service, as appropriate, are expected to be paid:

	Millions of Dollars
	Pension Benefits		Other Benefits

	U.S.	Int’l.

2015	$ 438	113	51
2016	423	113	50
2017	423	119	50
2018	417	126	49
2019	441	133	48
2020–2024	1,957	782	218

Defined Contribution Plans

Most U.S. employees are eligible to participate in the ConocoPhillips Savings Plan (CPSP). Employees can deposit up to 75 percent of their eligible pay, subject to statutory limits, in the thrift feature of the CPSP to a choice of approximately 37 investment funds. Starting in 2013, employees who participate in the CPSP and contribute 1 percent of their eligible pay receive a 9 percent Company cash match, subject to certain limitations. Prior to 2013, ConocoPhillips matched contribution deposits up to 1.25 percent of eligible pay. Company contributions charged to expense related to continuing and discontinued operations for the CPSP and predecessor plans, excluding the stock savings feature (discussed below), were $116 million in 2014, $101 million in 2013, and $16 million in 2012.

The stock savings feature of the CPSP was a leveraged employee stock ownership plan; however, beginning in 2013, the CPSP no longer has a stock savings feature. Prior to 2013, employees could elect to participate in the stock savings feature by contributing 1 percent of eligible pay and receiving an allocation of shares of common stock proportionate to the amount of contribution.

In 1990, the Long-Term Stock Savings Plan of Phillips Petroleum Company (subsequently the stock savings feature of the CPSP) borrowed funds that were used to purchase previously unissued shares of Company common stock. Since the Company guaranteed the CPSP’s borrowings, the unpaid balance was reported as a liability of the Company and unearned compensation was shown as a reduction of common stockholders’ equity. Dividends on all shares were charged against retained earnings. The debt was serviced by the CPSP from Company contributions and dividends received on certain shares of common stock held by the plan, including all unallocated shares. The shares held by the stock savings feature of the CPSP were released for allocation to participant accounts based on debt service payments on CPSP borrowings. In 2012, the final debt service payment was made and all remaining unallocated shares were released for allocation to participant accounts. The total number of allocated CPSP stock savings feature shares as of December 31, 2014 and 2013, were 8,198,873 and 9,280,837, respectively.

With the stock savings feature, we recognized interest expense as incurred and compensation expense based on the fair value of the stock contributed or on the cost of the unallocated shares released, using the shares-allocated method. We recognized total CPSP expense related to continuing and discontinued operations for the stock savings feature of $104 million in 2012, all of which was compensation expense. In 2012, we made cash contributions to the CPSP of $5 million and contributed 1,554,355 shares of Company common stock from treasury stock. Dividends used to service debt were $10 million in 2012. These dividends reduced the amount of compensation expense recognized in each period. Interest incurred on the CPSP debt in 2012 was $0.1 million.

We have several defined contribution plans for our international employees, each with its own terms and eligibility depending on location. Total compensation expense related to continuing and discontinued operations recognized for these international plans was approximately $66 million in 2014, $60 million in 2013 and $56 million in 2012.

Share-Based Compensation Plans

The 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (the Plan) was approved by shareholders in May 2014. Over its 10-year life, the Plan allows the issuance of up to 79 million shares of our common stock for compensation to our employees and directors; however, as of the effective date of the Plan, (i) any shares of common stock available for future awards under the prior plans and (ii) any shares of common stock represented by awards granted under the prior plans that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the Company shall be available for awards under the Plan, and no new awards shall be granted under the prior plans. Of the 79 million shares available for issuance under the Plan, no more than 40 million shares of common stock are available for incentive stock options. The Human Resources and Compensation Committee of our Board of Directors is authorized to determine the types, terms, conditions, and limitations of awards granted. Awards may be granted in the form of, but not limited to, stock options, restricted stock units, and performance share units to employees and nonemployee directors who contribute to the Company’s continued success and profitability.

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

Separation-Related Adjustments—In connection with the separation of the Downstream business on April 30, 2012, ConocoPhillips entered into an Employee Matters Agreement with Phillips 66, which provided that employees of Phillips 66 no longer participate in benefit plans sponsored or maintained by ConocoPhillips. Pursuant to the Employee Matters Agreement, we made certain adjustments, using volumetric weighted-average prices for the four-day period immediately prior to and immediately following the separation, to the exercise price and number of our share-based compensation awards, with the intention of preserving the intrinsic value of the awards immediately prior to the separation. These adjustments are summarized as follows:

•	Outstanding options to purchase common shares of ConocoPhillips stock that were exercisable prior to the separation were adjusted so that the holders of the options would then hold one option to purchase common shares of Phillips 66 stock for every two adjusted stock options to purchase common shares of ConocoPhillips stock following the separation.

•	Nonexercisable stock options and restricted stock units were converted to those of the entity where the employee holding them was working immediately post-separation. Therefore, nonexercisable stock options to purchase shares of ConocoPhillips common stock and ConocoPhillips restricted stock units held by an employee who separated with the Downstream business were surrendered as a result of the separation.

•	In addition, former employee holders and a specified group of holders of stock options and restricted stock units who retired or terminated employment upon or shortly after the separation received both adjusted ConocoPhillips awards and Phillips 66 awards.

•	ConocoPhillips restricted stock and performance share units awarded for completed performance periods under the Performance Share Program, as well as vested restricted stock units held by current or former directors, were adjusted to provide holders one restricted share or restricted stock unit of Phillips 66 stock for every two restricted shares or restricted stock units of ConocoPhillips stock.

The separation-related adjustments did not have a material impact on either compensation expense for the year ended December 31, 2012, or the number of potentially dilutive securities as of December 31, 2012, considered in the calculation of diluted earnings per share of common stock.

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

	Millions of Dollars
	2014	2013	2012

Compensation cost	$358	308	321
Tax benefit	125	109	118

The fair market values of the options granted over the past three years were measured on the date of grant using the Black-Scholes-Merton option-pricing model. The weighted-average assumptions used were as follows:

	2014	2013	2012

Assumptions used
Risk-free interest rate	1.86%	1.09	1.62
Dividend yield	4.00%	4.00	4.00
Volatility factor	25.31%	28.95	33.30
Expected life (years)	6.12	5.95	7.42

There were no ranges in the assumptions used to determine the fair market values of our options granted over the past three years.

For 2012 expected volatility was based on historical volatility of the Company’s stock using ConocoPhillips’ end-of-week closing stock prices over a period commensurate with the expected life of the options granted. Due to the separation of our Downstream business in 2012, expected volatility for grants of options in 2014 and 2013 was based on a three-year average historical stock price volatility of a group of peer companies. We believe our historical volatility for periods prior to the separation of our Downstream business is no longer relevant in estimating expected volatility.

The following summarizes our stock option activity for the year ended December 31, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Millions of Dollars Aggregate Intrinsic Value

Outstanding at December 31, 2013	16,315,090	$48.33		$358
Granted	3,541,900	65.46	$10.17
Exercised	(2,686,258)	43.34		$89
Forfeited	(52,856)	61.62
Expired or cancelled	(5)	25.02

Outstanding at December 31, 2014	17,117,871	$52.61		$284

Vested at December 31, 2014	13,380,549	$49.93		$258

Exercisable at December 31, 2014	11,025,888	$47.40		$241

The weighted-average remaining contractual term of outstanding options, vested options and exercisable options at December 31, 2014, was 5.95 years, 5.20 years and 4.48 years, respectively. The weighted-average grant date fair value of stock option awards granted during 2013 and 2012 was $9.90 and $15.69, respectively. The aggregate intrinsic value of options exercised during 2013 and 2012 was $95 million and $469 million, respectively.

During 2014 we received $116 million in cash and realized a tax benefit related to both continuing and discontinued operations of $49 million from the exercise of options. At December 31, 2014, the remaining unrecognized compensation expense from unvested options was $22 million, which will be recognized over a weighted-average period of 1.60 years, the longest period being 2.13 years.

Stock Unit Program—Generally, restricted stock units are granted annually under the provisions of the Plan. Restricted stock units granted prior to 2013 generally vest ratably in three equal annual installments beginning on the third anniversary of the grant date. Beginning in 2013, restricted stock units granted will vest in an aggregate installment on the third anniversary of the grant date. In addition, beginning in 2012, restricted stock units granted under the Plan for a variable long-term incentive program vest ratably in three equal annual installments beginning on the first anniversary of the grant date. Restricted stock units are also granted ad hoc to attract or retain key personnel, and the terms and conditions under which these restricted stock units vest vary by award. Upon vesting, the restricted stock units are settled by issuing one share of ConocoPhillips common stock per unit. Units awarded to retirement eligible employees vest six months from the grant date; however, those units are not issued as common stock until the earlier of separation from the Company or the end of the regularly scheduled vesting period. Until issued as stock, most recipients of the restricted stock units receive a quarterly cash payment of a dividend equivalent that is charged to retained earnings. The grant date fair market value of these restricted stock units is deemed equal to the average ConocoPhillips stock price on the grant date. The grant date fair market value of units that do not receive a dividend equivalent while unvested is deemed equal to the average ConocoPhillips stock price on the grant date, less the net present value of the dividends that will not be received.

The following summarizes our stock unit activity for the year ended December 31, 2014:

		Weighted-Average	Millions of Dollars
	Stock Units	Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2013	12,161,152	$51.37
Granted	3,427,654	62.72
Forfeited	(241,435)	59.31
Issued	(3,564,515)		$256

Outstanding at December 31, 2014	11,782,856	$55.75

Not Vested at December 31, 2014	7,736,132	$56.33

At December 31, 2014, the remaining unrecognized compensation cost from the unvested units was $242 million, which will be recognized over a weighted-average period of 1.62 years, the longest period being 5.33 years. The weighted-average grant date fair value of stock unit awards granted during 2013 and 2012 was $57.99 and $60.62, respectively. The total fair value of stock units issued during 2013 and 2012 was $245 million and $187 million, respectively.

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

The following summarizes our stock-settled Performance Share Program activity for the year ended December 31, 2014:

		Weighted-Average	Millions of Dollars
	Stock Units	Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2013	4,901,186	$51.60
Granted	35,052	65.46
Forfeited	(16,651)	55.51
Issued	(268,343)		$18

Outstanding at December 31, 2014	4,651,244	$51.75

Not Vested at December 31, 2014	931,935	$52.95

At December 31, 2014, the remaining unrecognized compensation cost from unvested stock-settled performance share awards was $19 million, which includes $5 million related to unvested stock-settled performance share awards tied to Phillips 66 stock held by ConocoPhillips employees, which will be recognized over a weighted-average period of 2.54 years, the longest period being 5.98 years. The weighted-average grant date fair value of stock-settled PSUs granted during 2013 and 2012 was $60.00 and $74.16, respectively. The total fair value of stock-settled PSUs issued during 2013 and 2012 was $18 million and $71 million, respectively.

Cash-Settled

In connection with and immediately following the separation of our Downstream business in 2012, grants of new PSUs, subject to a shortened performance period, were authorized. Once granted, these PSUs vest, absent employee election to defer, on the earlier of five years after the grant date of the award or the date the employee becomes eligible for retirement. For employees eligible for retirement by or shortly after the grant date, we recognize compensation expense over the period beginning on the date of authorization and ending on the date of grant. Otherwise, we recognize compensation expense beginning on the grant date and ending on the date the PSUs are scheduled to vest. These PSUs are settled in cash equal to the fair market value of a share of ConocoPhillips common stock per unit on the settlement date and thus are classified as liabilities on the balance sheet. Until settlement occurs, recipients of the PSUs receive a quarterly cash payment of a dividend equivalent that is charged to compensation expense.

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

The following summarizes our cash-settled Performance Share Program activity for the year ended December 31, 2014:

		Weighted-Average	Millions of Dollars
	Stock Units	Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2013	124,776	$58.08
Granted	561,287	69.23
Forfeited	(10,476)	64.58
Settled	-		$-

Outstanding at December 31, 2014	675,587	$69.23

Not Vested at December 31, 2014	438,069	$69.23

At December 31, 2014, the remaining unrecognized compensation cost from unvested cash-settled performance share awards was $21 million, which will be recognized over a weighted-average period of 2.50 years, the longest period being 4.13 years. The weighted-average grant date fair value of cash-settled PSUs granted during 2013 was $58.08. The total fair value of cash-settled performance share awards settled during 2013 was zero. There were no cash-settled performance share awards granted, issued or outstanding as of December 31, 2012.

From inception of the Performance Share Program through 2013, approved PSU awards were granted after the conclusion of performance periods. Beginning in February 2014, initial target PSU awards are issued near the beginning of new performance periods. These initial target PSU awards will terminate at the end of the performance periods and will be settled after the performance periods have ended. Also in 2014, initial target PSU awards were issued for open performance periods that began in prior years. For the open performance period beginning in 2012, the initial target PSU awards will terminate at the end of the three-year performance period and will be replaced with approved PSU awards. For the open performance period beginning in 2013, the initial target PSU awards will terminate at the end of the three-year performance period and will be settled after the performance period has ended. There is no effect on recognition of compensation expense.

Other—In addition to the above active programs, we have outstanding shares of restricted stock and restricted stock units that were either issued to replace awards held by employees of companies we acquired or issued as part of a compensation program that has been discontinued. Generally, the recipients of the restricted shares or units receive a quarterly dividend or dividend equivalent.

The following summarizes the aggregate activity of these restricted shares and units for the year ended December 31, 2014:

		Weighted-Average	Millions of Dollars
	Stock Units	Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2013	1,172,601	$29.31
Granted	73,742	71.23
Forfeited	-
Issued	(39,308)		$3

Outstanding at December 31, 2014	1,207,035	$31.48

Not Vested at December 31, 2014	-

At December 31, 2014, all outstanding restricted stock and restricted stock units were fully vested and there was no remaining compensation cost to be recorded. The weighted-average grant date fair value of awards granted during 2013 and 2012 was $62.52 and $63.54, respectively. The total fair value of awards issued during 2013 and 2012 was $2 million and $73 million, respectively.

Note 18—Income Taxes

Income taxes charged to income from continuing operations were:

	Millions of Dollars
	2014	2013	2012

Income Taxes
Federal
Current	$188	724	63
Deferred	365	811	624
Foreign
Current	2,846	4,249	6,255
Deferred	252	504	744
State and local
Current	46	220	231
Deferred	(114)	(99)	25

	$3,583	6,409	7,942

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

	Millions of Dollars
	2014	2013

Deferred Tax Liabilities
PP&E and intangibles	$20,054	20,079
Investment in joint ventures	1,013	943
Inventory	51	86
Deferred state income tax	63	-
Partnership income deferral	155	168
Other	509	724

Total deferred tax liabilities	21,845	22,000

Deferred Tax Assets
Benefit plan accruals	1,552	1,274
Asset retirement obligations and accrued environmental costs	4,971	4,483
Deferred state income tax	-	49
Other financial accruals and deferrals	552	297
Loss and credit carryforwards	1,568	1,487
Other	329	267

Total deferred tax assets	8,972	7,857
Less: valuation allowance	(970)	(969)

Net deferred tax assets	8,002	6,888

Net deferred tax liabilities	$13,843	15,112

Current assets, long-term assets, current liabilities and long-term liabilities included deferred taxes of $865 million, $370 million, $8 million and $15,070 million, respectively, at December 31, 2014, and $703 million, $171 million, $766 million and $15,220 million, respectively, at December 31, 2013.

We have loss and credit carryovers in multiple taxing jurisdictions. These attributes generally expire between 2015 and 2035 with some carryovers having indefinite carryforward periods.

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

At December 31, 2014, unremitted income considered to be permanently reinvested in certain foreign subsidiaries and foreign corporate joint ventures totaled approximately $293 million. Deferred income taxes have not been provided on this amount, as we do not plan to initiate any action that would require the payment of income taxes. Due to the nature of our structures within the jurisdictions in which we operate as well as the complex nature of the relevant tax laws, it is not practicable to estimate the amount of additional tax, if any, that might be payable on this income if distributed.

The following table shows a reconciliation of the beginning and ending unrecognized tax benefits for 2014, 2013 and 2012:

	Millions of Dollars
	2014	2013	2012

Balance at January 1	$655	872	1,071
Additions based on tax positions related to the current year	46	52	98
Additions for tax positions of prior years	7	30	48
Reductions for tax positions of prior years	(228)	(251)	(206)
Settlements	(28)	(48)	(108)
Lapse of statute	(10)	-	(31)

Balance at December 31	$442	655	872

Included in the balance of unrecognized tax benefits for 2014, 2013 and 2012 were $348 million, $440 million and $650 million, respectively, which, if recognized, would impact our effective tax rate.

At December 31, 2014, 2013 and 2012, accrued liabilities for interest and penalties totaled $65 million, $120 million and $129 million, respectively, net of accrued income taxes. Interest and penalties resulted in a benefit to earnings of $43 million, $9 million and $9 million in 2014, 2013 and 2012, respectively.

We and our subsidiaries file tax returns in the U.S. federal jurisdiction and in many foreign and state jurisdictions. Audits in major jurisdictions are generally complete as follows: United Kingdom (2011), Canada (2007), United States (2010) and Norway (2013). Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion in the many jurisdictions in which we operate around the world. As a consequence, the balance in unrecognized tax benefits can be expected to fluctuate from period to period. It is reasonably possible such changes could be significant when compared with our total unrecognized tax benefits, but the amount of change is not estimable.

The amounts of U.S. and foreign income from continuing operations before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes, were:

				Percent of
	Millions of Dollars			Pre-Tax Income
	2014	2013	2012	2014	2013	2012

Income before income taxes from continuing operations
United States	$2,310	5,046	4,070	24.6%	34.9	26.4
Foreign	7,080	9,400	11,353	75.4	65.1	73.6

	$9,390	14,446	15,423	100.0%	100.0	100.0

Federal statutory income tax	$3,287	5,056	5,398	35.0%	35.0	35.0
Foreign taxes in excess of federal statutory rate	376	1,389	2,878	4.0	9.6	18.6
Capital loss benefit	-	(79)	(461)	-	(0.5)	(3.0)
Federal manufacturing deduction	(15)	(35)	(52)	(0.2)	(0.2)	(0.3)
State income tax	(44)	79	166	(0.5)	0.5	1.1
Other	(21)	(1)	13	(0.2)	-	0.1

	$3,583	6,409	7,942	38.1%	44.4	51.5

The change in the effective tax rate from 2013 to 2014, as well as from 2012 to 2013, was primarily due to lower income in high tax jurisdictions.

Statutory tax rate changes did not have a significant impact on our income tax expense in 2014.

In the United Kingdom, legislation was enacted on July 17, 2012, restricting corporate tax relief on decommissioning costs to 50 percent, retroactively effective from March 21, 2012. Our 2012 earnings were reduced by $192 million due to remeasurement of deferred tax balances as of the effective date.

Note 19—Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) in the equity section of the balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Hedging	Accumulated Other Comprehensive Income (Loss)

December 31, 2011	$(1,971)	5,223	(6)	3,246
Other comprehensive income (loss)	(137)	758	6	627
Separation of Downstream business	683	(469)	-	214

December 31, 2012	(1,425)	5,512	-	4,087
Other comprehensive income (loss)	601	(2,686)	-	(2,085)

December 31, 2013	(824)	2,826	-	2,002
Other comprehensive loss	(437)	(3,467)	-	(3,904)

December 31, 2014	$(1,261)	(641)	-	(1,902)

The following table summarizes reclassifications out of accumulated other comprehensive income during the year-ended December 31:

	Millions of Dollars
	2014	2013

Defined Benefit Plans	$81	184

Above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of:	$44	105

See Note 17—Employee Benefit Plans, for additional information.

There were no items within accumulated other comprehensive income related to noncontrolling interests.

Note 20—Cash Flow Information

Amounts included in continuing operations for the years ended December 31 were:

	Millions of Dollars
	2014	2013	2012

Noncash Investing and Financing Activities
Increase in PP&E related to an increase in asset retirement obligations*	$1,611	1,329	1,010
Increase (decrease) in PP&E and debt related to a capital lease asset and obligation	(84)	906	-

Cash Payments
Interest	$669	566	724
Income taxes**	4,203	4,910	8,100

Net Sales (Purchases) of Short-Term Investments
Short-term investments purchased	$(876)	(361)	(497)
Short-term investments sold	1,129	98	1,094

	$253	(263)	597

*	Includes $68 million, $212 million and $152 million in 2014, 2013 and 2012, respectively, primarily related to the impact of U.K. tax law deductibility of decommissioning costs.
**	2012 has been revised to conform to current-year presentation to include only income tax payments related to continuing operations.

Note 21—Other Financial Information

Amounts included in continuing operations for the years ended December 31 were:

	Millions of Dollars
	2014	2013	2012

Interest and Debt Expense
Incurred
Debt	$1,063	1,087	1,170
Other	73	192	154

	1,136	1,279	1,324
Capitalized	(488)	(667)	(615)

Expensed	$648	612	709

Other Income
Interest income	$83	113	163
Other, net	283	261	306

	$366	374	469

Research and Development Expenditures—expensed	$263	258	221

Shipping and Handling Costs*	$1,360	1,137	1,338

*Amounts included in production and operating expenses.

Foreign Currency Transaction (Gains) Losses—after-tax
Alaska	$-	-	-
Lower 48	-	-	-
Canada	(4)	(6)	5
Europe	(55)	(31)	21
Asia Pacific and Middle East	-	(29)	29
Other International	(1)	2	1
Corporate and Other	16	31	2

	$(44)	(33)	58

	Millions of Dollars
	2014	2013

Properties, Plants and Equipment
Proved properties*	$130,448	123,012
Unproved properties*	8,951	8,465
Other	6,831	6,671

Gross properties, plants and equipment	146,230	138,148
Less: Accumulated depreciation, depletion and amortization	(70,786)	(65,321)

Net properties, plants and equipment	$75,444	72,827

*	Excludes assets held for sale reclassified to prepaid expenses and other current assets, including proved and unproved properties of $1,773 million and $73 million, respectively, at December 31, 2013.

Note 22—Related Party Transactions

We consider our equity method investments to be related parties. Significant transactions with related parties were:

	Millions of Dollars
	2014	2013	2012

Operating revenues and other income	$119	102	59
Purchases	190	184	261
Operating expenses and selling, general and administrative expenses*	70	35	28
Net interest (income) expense**	(44)	31	38

*	2013 and 2012 have been restated to eliminate certain non-related party transactions.
**	We paid interest to, or received interest from, various affiliates. See Note 6—Investments, Loans and Long-Term Receivables for additional information on loans to affiliated companies.

The table above includes transactions with Freeport LNG through the date of the termination agreement and excludes the termination fee. See Note 3—Variable Interest Entities (VIEs), for additional information.

Note 23—Segment Disclosures and Related Information

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

Analysis of Results by Operating Segment

	Millions of Dollars
	2014	2013	2012

Sales and Other Operating Revenues
Alaska	$8,382	8,553	9,502

Lower 48	21,721	19,480	19,600
Intersegment eliminations	(107)	(104)	(230)

Lower 48	21,614	19,376	19,370

Canada	5,162	5,254	5,028
Intersegment eliminations	(753)	(607)	(475)

Canada	4,409	4,647	4,553

Europe	10,437	12,040	14,709
Intersegment eliminations	(49)	-	(72)

Europe	10,388	12,040	14,637

Asia Pacific and Middle East	7,425	8,426	7,705
Intersegment eliminations	(1)	-	(41)

Asia Pacific and Middle East	7,424	8,426	7,664

Other International	228	1,208	2,088
Corporate and Other	79	163	153

Consolidated sales and other operating revenues	$52,524	54,413	57,967

Depreciation, Depletion, Amortization and Impairments
Alaska	$584	533	520
Lower 48	3,911	3,247	2,796
Canada	962	1,531	1,600
Europe	2,339	1,334	1,203
Asia Pacific and Middle East	1,275	1,188	1,002
Other International	7	30	45
Corporate and Other	107	100	94

Consolidated depreciation, depletion, amortization and impairments	$9,185	7,963	7,260

	Millions of Dollars
	2014	2013	2012

Equity in Earnings of Affiliates
Alaska	$9	7	10
Lower 48	1	(2)	3
Canada	1,385	984	726
Europe	37	27	31
Asia Pacific and Middle East	1,089	1,162	1,057
Other International	9	43	87
Corporate and Other	(1)	(2)	(3)

Consolidated equity in earnings of affiliates	$2,529	2,219	1,911

Income Taxes
Alaska	$1,081	1,275	1,266
Lower 48	(92)	398	126
Canada	236	(44)	(252)
Europe	1,488	2,323	4,012
Asia Pacific and Middle East	1,194	1,512	1,578
Other International	-	1,069	1,492
Corporate and Other	(324)	(124)	(280)

Consolidated income taxes	$3,583	6,409	7,942

Net Income Attributable to ConocoPhillips
Alaska	$2,041	2,274	2,276
Lower 48	(22)	754	744
Canada	940	718	(684)
Europe	804	1,229	1,518
Asia Pacific and Middle East	2,939	3,532	3,928
Other International	(90)	291	624
Corporate and Other	(874)	(820)	(993)
Discontinued operations	1,131	1,178	1,015

Consolidated net income attributable to ConocoPhillips	$6,869	9,156	8,428

Investments In and Advances To Affiliates
Alaska	$53	53	56
Lower 48	471	905	950
Canada	9,484	10,273	9,973
Europe	126	143	179
Asia Pacific and Middle East	14,022	12,806	12,468
Other International	59	141	307
Corporate and Other	15	16	15

Consolidated investments in and advances to affiliates	$24,230	24,337	23,948

	Millions of Dollars
	2014	2013	2012

Total Assets
Alaska	$12,655	11,662	10,950
Lower 48	30,185	29,552	28,708
Canada	21,764	22,394	22,308
Europe	16,125	17,223	15,496
Asia Pacific and Middle East	25,976	25,473	23,721
Other International	1,961	1,705	1,671
Corporate and Other	7,815	8,367	6,823
Discontinued operations	58	1,681	7,467

Consolidated total assets	$116,539	118,057	117,144

Capital Expenditures and Investments
Alaska	$1,564	1,140	828
Lower 48	6,054	5,210	5,249
Canada	2,340	2,232	2,184
Europe	2,521	3,078	2,844
Asia Pacific and Middle East	3,877	3,382	2,430
Other International	539	313	433
Corporate and Other	190	182	204

Consolidated capital expenditures and investments	$17,085	15,537	14,172

Interest Income and Expense
Interest income
Corporate	$40	60	96
Lower 48	35	43	47
Europe	2	1	-
Asia Pacific and Middle East	6	8	11
Other International	-	1	9

Interest and debt expense
Corporate	$648	532	606
Canada	-	80	103

Sales and Other Operating Revenues by Product
Crude oil	$23,784	24,899	26,302
Natural gas	20,717	22,539	25,163
Natural gas liquids	2,245	2,111	2,416
Other*	5,778	4,864	4,086

Consolidated sales and other operating revenues by product	$52,524	54,413	57,967

*Includes	LNG and bitumen.

Geographic Information

	Millions of Dollars
	Sales and Other Operating Revenues(1)			Long-Lived Assets(2)
	2014	2013	2012	2014	2013	2012

United States	$30,019	27,954	28,901	39,641	37,593	35,443
Australia(3)	3,258	3,571	3,371	14,969	13,450	13,483
Canada	4,409	4,647	4,553	20,874	21,380	21,304
China	1,701	2,120	1,499	1,913	2,143	2,408
Indonesia	1,963	2,083	2,198	1,526	1,780	1,662
Malaysia	403	281	-	3,811	3,406	1,832
Norway	3,794	4,323	5,059	8,142	8,089	7,288
United Kingdom	6,594	7,717	9,578	5,327	5,959	4,480
Other foreign countries	383	1,717	2,808	3,471	3,364	3,311

Worldwide consolidated	$52,524	54,413	57,967	99,674	97,164	91,211

(1)Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

(2)Defined as net PP&E plus investments in and advances to affiliated companies.

(3)Includes amounts related to the joint petroleum development area with shared ownership held by Australia and Timor-Leste.

Note 24—New Accounting Standards

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

On February 18, 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis,” which amends existing requirements applicable to reporting entities that are required to evaluate whether certain legal entities should be consolidated. The ASU is effective for interim and annual periods beginning after December 15, 2015.

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

As required by current authoritative guidelines, the estimated future date when an asset will be permanently shut down for economic reasons is based on historical 12-month first-of-month average prices and current costs. This estimated date when production will end affects the amount of estimated reserves. Therefore, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Generally, our proved reserves decrease as prices decline and increase as prices rise.

Our proved reserves include estimated quantities related to production sharing contracts (PSCs), which are reported under the “economic interest” method, as well as variable-royalty regimes, and are subject to fluctuations in commodity prices, recoverable operating expenses and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices. For example, if prices increase, then our applicable reserve quantities would decline. At December 31, 2014, approximately 6 percent of our total proved reserves were under PSCs, located in our Asia Pacific/Middle East geographic reporting area, and 28 percent of our total proved reserves were under a variable-royalty regime, located in our Canada geographic reporting area.

Our reserves disclosures by geographic area include the United States, Canada, Europe (Norway and the United Kingdom), Asia Pacific/Middle East, Africa and Other Areas. Other Areas primarily consists of the Russia and Caspian regions.

As part of our asset disposition program, we sold our interest in Kashagan, and the Algeria and Nigeria businesses. These businesses were considered held for sale since the fourth quarter of 2012 and have been reported as discontinued operations for all periods presented. Accordingly, the Results of Operations, Average Sales Prices and Net Production tables included within the supplemental oil and gas disclosures reflect the associated earnings and production as discontinued operations.

Kashagan and Algeria were both sold in the fourth quarter of 2013. In July 2014 we sold our Nigeria business. See Note 2—Discontinued Operations, for additional information.

Reserves Governance

The recording and reporting of proved reserves are governed by criteria established by regulations of the SEC and FASB. Proved reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain it will commence the project within a reasonable time.

Proved reserves are further classified as either developed or undeveloped. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared to the cost of a new well, and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are proved reserves expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

We have a companywide, comprehensive, SEC-compliant internal policy that governs the determination and reporting of proved reserves. This policy is applied by the geologists and reservoir engineers in our business units around the world. As part of our internal control process, each business unit’s reserve processes and controls are reviewed annually by an internal team which is headed by the Company’s Manager of Reserves Compliance and Reporting. This team, composed of internal reservoir engineers, geologists, finance personnel and a senior representative from DeGolyer and MacNaughton (D&M), a third-party petroleum engineering consulting firm, reviews the business units’ reserves for adherence to SEC guidelines and Company policy through on-site visits, teleconferences and review of documentation. In addition to providing independent reviews, this internal team also ensures reserves are calculated using consistent and appropriate standards and procedures. This team is independent of business unit line management and is responsible for reporting its findings to senior management and our internal audit group. The team is responsible for communicating our reserves policy and procedures and is available for internal peer reviews and consultation on major projects or technical issues throughout the year. All of our proved reserves held by consolidated companies and our share of equity affiliates have been estimated by ConocoPhillips.

During 2014 our processes and controls used to assess over 90 percent of proved reserves as of December 31, 2014, were reviewed by D&M. The purpose of their review was to assess whether the adequacy and effectiveness of our internal processes and controls used to determine estimates of proved reserves are in accordance with SEC regulations. In such review, ConocoPhillips’ technical staff presented D&M with an overview of the reserves data, as well as the methods and assumptions used in estimating reserves. The data presented included pertinent seismic information, geologic maps, well logs, production tests, material balance calculations, reservoir simulation models, well performance data, operating procedures and relevant economic criteria. Management’s intent in retaining D&M to review its processes and controls was to provide objective third-party input on these processes and controls. D&M’s opinion was the general processes and controls employed by ConocoPhillips in estimating its December 31, 2014, proved reserves for the properties reviewed are in accordance with the SEC reserves definitions. D&M’s report is included as Exhibit 99 of this Annual Report on Form 10-K.

The technical person primarily responsible for overseeing the processes and internal controls used in the preparation of the Company’s reserve estimates is the Manager of Reserves Compliance and Reporting. This individual is a petroleum engineer with a bachelor’s degree in civil engineering. He is a member of the Society of Petroleum Engineers with over 30 years of oil and gas industry experience, including drilling and production engineering assignments in several field locations. He has held positions of increasing responsibility in reservoir engineering, reserves reporting and compliance, and business management.

Engineering estimates of the quantities of proved reserves are inherently imprecise. See the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the sensitivities surrounding these estimates.

Proved Reserves

Years Ended December 31	Crude Oil
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Developed and Undeveloped
Consolidated operations
End of 2011	1,184	296	1,480	24	520	242	243	108	2,617
Revisions	(2)	11	9	2	28	13	2	-	54
Improved recovery	12	4	16	-	-	-	-	-	16
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	22	183	205	3	3	32	7	-	250
Production	(68)	(47)	(115)	(5)	(49)	(25)	(23)	-	(217)
Sales	-	-	-	-	(15)	(21)	-	-	(36)

End of 2012	1,148	447	1,595	24	487	241	229	108	2,684
Revisions	(7)	20	13	1	(5)	11	23	-	43
Improved recovery	20	-	20	1	-	-	-	-	21
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	9	235	244	1	19	9	22	-	295
Production	(64)	(56)	(120)	(5)	(42)	(29)	(16)	-	(212)
Sales	-	(40)	(40)	-	(3)	-	(21)	(108)	(172)

End of 2013	1,106	606	1,712	22	456	232	237	-	2,659
Revisions	(6)	25	19	3	(1)	5	-	-	26
Improved recovery	8	-	8	2	-	3	-	-	13
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	16	116	132	2	-	16	-	-	150
Production	(61)	(71)	(132)	(5)	(44)	(29)	(5)	-	(215)
Sales	-	-	-	-	-	-	(28)	-	(28)

End of 2014	1,063	676	1,739	24	411	227	204	-	2,605

Equity affiliates
End of 2011	-	-	-	-	-	97	-	27	124
Revisions	-	-	-	-	-	-	-	1	1
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(6)	-	(5)	(11)
Sales	-	-	-	-	-	-	-	(19)	(19)

End of 2012	-	-	-	-	-	91	-	4	95
Revisions	-	-	-	-	-	-	-	1	1
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(5)	-	(1)	(6)
Sales	-	-	-	-	-	-	-	-	-

End of 2013	-	-	-	-	-	86	-	4	90
Revisions	-	-	-	-	-	17	-	3	20
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(5)	-	(2)	(7)
Sales	-	-	-	-	-	-	-	-	-

End of 2014	-	-	-	-	-	98	-	5	103

Total company
End of 2011	1,184	296	1,480	24	520	339	243	135	2,741
End of 2012	1,148	447	1,595	24	487	332	229	112	2,779
End of 2013	1,106	606	1,712	22	456	318	237	4	2,749
End of 2014	1,063	676	1,739	24	411	325	204	5	2,708

Years Ended December 31	Crude Oil
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Developed
Consolidated operations
End of 2011	1,056	234	1,290	22	296	156	232	-	1,996
End of 2012	1,017	271	1,288	23	267	136	217	-	1,931
End of 2013	1,003	268	1,271	22	247	126	230	-	1,896
End of 2014	950	313	1,263	23	237	142	199	-	1,864

Equity affiliates
End of 2011	-	-	-	-	-	97	-	27	124
End of 2012	-	-	-	-	-	91	-	4	95
End of 2013	-	-	-	-	-	86	-	4	90
End of 2014	-	-	-	-	-	98	-	5	103

Undeveloped
Consolidated operations
End of 2011	128	62	190	2	224	86	11	108	621
End of 2012	131	176	307	1	220	105	12	108	753
End of 2013	103	338	441	-	209	106	7	-	763
End of 2014	113	363	476	1	174	85	5	-	741

Equity affiliates
End of 2011	-	-	-	-	-	-	-	-	-
End of 2012	-	-	-	-	-	-	-	-	-
End of 2013	-	-	-	-	-	-	-	-	-
End of 2014	-	-	-	-	-	-	-	-	-

Notable changes in proved crude oil reserves in the three years ended December 31, 2014, included:

•	Extensions and discoveries: In 2014, 2013 and 2012 extensions and discoveries in Lower 48 were primarily due to continued drilling success in Eagle Ford and Bakken.

•	Sales: In 2014 sales in Africa reflect the sale of the Nigeria business. In 2013 sales in Lower 48 primarily reflect the majority of our producing zones in the Cedar Creek Anticline, sales in Africa reflect the sale of the Algeria business and sales in Other Areas reflect the sale of our interest in Kashagan.

Years Ended	Natural Gas Liquids
December 31	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Developed and Undeveloped
Consolidated operations
End of 2011	127	402	529	57	35	31	18	-	670
Revisions	1	(10)	(9)	1	(2)	(3)	-	-	(13)
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	1	1	-	-	-	-	-	1
Extensions and discoveries	-	40	40	3	-	-	-	-	43
Production	(6)	(30)	(36)	(9)	(2)	(6)	(1)	-	(54)
Sales	-	-	-	-	(1)	-	-	-	(1)

End of 2012	122	403	525	52	30	22	17	-	646
Revisions	9	36	45	10	-	(5)	-	-	50
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	58	58	2	-	2	-	-	62
Production	(6)	(34)	(40)	(8)	(2)	(5)	(1)	-	(56)
Sales	-	(1)	(1)	-	-	-	(2)	-	(3)

End of 2013	125	462	587	56	28	14	14	-	699
Revisions	-	(13)	(13)	15	(1)	2	-	-	3
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	26	26	3	-	-	-	-	29
Production	(5)	(35)	(40)	(8)	(3)	(3)	(1)	-	(55)
Sales	-	-	-	(1)	-	-	(13)	-	(14)

End of 2014	120	440	560	65	24	13	-	-	662

Equity affiliates
End of 2011	-	-	-	-	-	51	-	-	51
Revisions	-	-	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(3)	-	-	(3)
Sales	-	-	-	-	-	-	-	-	-

End of 2012	-	-	-	-	-	48	-	-	48
Revisions	-	-	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(3)	-	-	(3)
Sales	-	-	-	-	-	-	-	-	-

End of 2013	-	-	-	-	-	45	-	-	45
Revisions	-	-	-	-	-	10	-	-	10
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(2)	-	-	(2)
Sales	-	-	-	-	-	-	-	-	-

End of 2014	-	-	-	-	-	53	-	-	53

Total company
End of 2011	127	402	529	57	35	82	18	-	721
End of 2012	122	403	525	52	30	70	17	-	694
End of 2013	125	462	587	56	28	59	14	-	744
End of 2014	120	440	560	65	24	66	-	-	715

Years Ended	Natural Gas Liquids
December 31	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Developed
Consolidated operations
End of 2011	126	330	456	52	21	31	16	-	576
End of 2012	121	335	456	49	17	22	15	-	559
End of 2013	125	362	487	50	19	13	14	-	583
End of 2014	120	337	457	57	18	11	-	-	543

Equity affiliates
End of 2011	-	-	-	-	-	51	-	-	51
End of 2012	-	-	-	-	-	48	-	-	48
End of 2013	-	-	-	-	-	45	-	-	45
End of 2014	-	-	-	-	-	53	-	-	53

Undeveloped
Consolidated operations
End of 2011	1	72	73	5	14	-	2	-	94
End of 2012	1	68	69	3	13	-	2	-	87
End of 2013	-	100	100	6	9	1	-	-	116
End of 2014	-	103	103	8	6	2	-	-	119

Equity affiliates
End of 2011	-	-	-	-	-	-	-	-	-
End of 2012	-	-	-	-	-	-	-	-	-
End of 2013	-	-	-	-	-	-	-	-	-
End of 2014	-	-	-	-	-	-	-	-	-

Notable changes in proved natural gas liquids reserves in the three years ended December 31, 2014, included:

•	Revisions: In 2013 revisions in Lower 48 were due to higher prices in 2013 versus 2012, as well as improved well performance.

•	Extensions and discoveries: In 2014 extensions and discoveries in Lower 48 were primarily due to continued drilling success in Eagle Ford and Bakken. In 2013 and 2012, extensions and discoveries in Lower 48 were primarily due to continued drilling success in Eagle Ford, Barnett and Bakken.

Years Ended	Natural Gas
December 31	Billions of Cubic Feet
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Developed and Undeveloped
Consolidated operations
End of 2011	2,960	7,188	10,148	2,113	1,896	2,515	872	56	17,600
Revisions	(24)	(459)	(483)	(111)	96	113	109	2	(274)
Improved recovery	20	7	27	-	-	-	-	-	27
Purchases	-	9	9	2	-	-	-	-	11
Extensions and discoveries	4	447	451	75	36	14	2	-	578
Production	(90)	(595)	(685)	(313)	(208)	(263)	(70)	-	(1,539)
Sales	-	-	-	(2)	(14)	(31)	-	-	(47)

End of 2012	2,870	6,597	9,467	1,764	1,806	2,348	913	58	16,356
Revisions	73	214	287	344	16	(53)	94	-	688
Improved recovery	6	-	6	-	-	-	-	-	6
Purchases	-	-	-	1	-	-	-	-	1
Extensions and discoveries	2	508	510	55	159	35	6	-	765
Production	(86)	(592)	(678)	(283)	(171)	(284)	(63)	-	(1,479)
Sales	-	(16)	(16)	(3)	(1)	-	-	(58)	(78)

End of 2013	2,865	6,711	9,576	1,878	1,809	2,046	950	-	16,259
Revisions	(75)	581	506	225	(54)	115	-	-	792
Improved recovery	-	-	-	-	-	3	-	-	3
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	7	256	263	85	-	3	-	-	351
Production	(78)	(601)	(679)	(259)	(182)	(289)	(34)	-	(1,443)
Sales	-	(2)	(2)	(13)	-	-	(689)	-	(704)

End of 2014	2,719	6,945	9,664	1,916	1,573	1,878	227	-	15,258

Equity affiliates
End of 2011	-	-	-	-	-	3,312	-	4	3,316
Revisions	-	-	-	-	-	(75)	-	-	(75)
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	330	-	-	330
Production	-	-	-	-	-	(182)	-	(1)	(183)
Sales	-	-	-	-	-	(127)	-	(3)	(130)

End of 2012	-	-	-	-	-	3,258	-	-	3,258
Revisions	-	-	-	-	-	65	-	-	65
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	982	-	-	982
Production	-	-	-	-	-	(176)	-	-	(176)
Sales	-	-	-	-	-	-	-	-	-

End of 2013	-	-	-	-	-	4,129	-	-	4,129
Revisions	-	-	-	-	-	768	-	-	768
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	531	-	-	531
Production	-	-	-	-	-	(186)	-	-	(186)
Sales	-	-	-	-	-	-	-	-	-

End of 2014	-	-	-	-	-	5,242	-	-	5,242

Total company
End of 2011	2,960	7,188	10,148	2,113	1,896	5,827	872	60	20,916
End of 2012	2,870	6,597	9,467	1,764	1,806	5,606	913	58	19,614
End of 2013	2,865	6,711	9,576	1,878	1,809	6,175	950	-	20,388
End of 2014	2,719	6,945	9,664	1,916	1,573	7,120	227	-	20,500

Years Ended	Natural Gas
December 31	Billions of Cubic Feet
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Developed
Consolidated operations
End of 2011	2,907	6,194	9,101	1,932	1,439	1,932	738	-	15,142
End of 2012	2,805	5,737	8,542	1,684	1,290	1,696	846	-	14,058
End of 2013	2,815	5,822	8,637	1,786	1,276	1,593	881	-	14,173
End of 2014	2,663	5,922	8,585	1,801	1,182	1,553	226	-	13,347

Equity affiliates
End of 2011	-	-	-	-	-	2,943	-	4	2,947
End of 2012	-	-	-	-	-	2,723	-	-	2,723
End of 2013	-	-	-	-	-	2,606	-	-	2,606
End of 2014	-	-	-	-	-	3,954	-	-	3,954

Undeveloped
Consolidated operations
End of 2011	53	994	1,047	181	457	583	134	56	2,458
End of 2012	65	860	925	80	516	652	67	58	2,298
End of 2013	50	889	939	92	533	453	69	-	2,086
End of 2014	56	1,023	1,079	115	391	325	1	-	1,911

Equity affiliates
End of 2011	-	-	-	-	-	369	-	-	369
End of 2012	-	-	-	-	-	535	-	-	535
End of 2013	-	-	-	-	-	1,523	-	-	1,523
End of 2014	-	-	-	-	-	1,288	-	-	1,288

Natural gas production in the reserves table may differ from gas production (delivered for sale) in our statistics disclosure, primarily because the quantities above include gas consumed in production operations.

Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

Notable changes in proved natural gas reserves in the three years ended December 31, 2014, included:

•	Revisions: In 2014 revisions were primarily due to higher prices, increased development activity and strong well performance in Lower 48 and higher prices and improved well performance in Canada and our consolidated operations in Asia Pacific/Middle East, partially offset by lower prices and higher costs in Alaska. For our equity affiliates in Asia Pacific/Middle East, 2014 revisions were primarily due to strong field performance. In 2013 revisions were primarily due to higher prices in 2013 versus 2012, and improved well performance in Lower 48 and Canada. In 2012 revisions in Lower 48 were primarily due to lower prices in 2012 versus 2011. In 2012 revisions in Canada were primarily due to lower prices in 2012 versus 2011, partially offset by improved well performance. In our consolidated operations in Asia Pacific/Middle East, revisions in 2012 were primarily due to development activities in various fields. Revisions in Africa in 2012 were primarily due to the execution of a gas sales agreement.

•	Extensions and discoveries: In 2014 extensions and discoveries in Lower 48 and Canada were primarily due to continued drilling success in Eagle Ford and Bakken and ongoing development activity in Western Canada. In 2013 and 2012, extensions and discoveries in Lower 48 were primarily due to continued drilling success in Eagle Ford, Bakken and Barnett. In 2014, 2013 and 2012 for our equity affiliates in Asia Pacific/Middle East, extensions and discoveries were due to APLNG’s ongoing development drilling onshore Australia.

•	Sales: In 2014 for our consolidated operations in Africa, sales were due to the sale of the Nigeria business. In 2012 for our equity affiliates in Asia Pacific/Middle East, sales were primarily due to the dilution of our interest in APLNG.

Years Ended	Bitumen
December 31	Millions of Barrels
Canada
Developed and Undeveloped
Consolidated operations
End of 2011	530
Revisions	(20)
Improved recovery	-
Purchases	-
Extensions and discoveries	-
Production	(4)
Sales	-

End of 2012	506
Revisions	56
Improved recovery	-
Purchases	-
Extensions and discoveries	22
Production	(5)
Sales	-

End of 2013	579
Revisions	(8)
Improved recovery	-
Purchases	-
Extensions and discoveries	31
Production	(4)
Sales	-

End of 2014	598

Equity affiliates
End of 2011	909
Revisions	207
Improved recovery	-
Purchases	-
Extensions and discoveries	307
Production	(29)
Sales	-

End of 2012	1,394
Revisions	46
Improved recovery	-
Purchases	-
Extensions and discoveries	46
Production	(35)
Sales	-

End of 2013	1,451
Revisions	(14)
Improved recovery	-
Purchases	-
Extensions and discoveries	74
Production	(43)
Sales	-

End of 2014	1,468

Total company
End of 2011	1,439
End of 2012	1,900
End of 2013	2,030
End of 2014	2,066

Years Ended	Bitumen
December 31	Millions of Barrels
Canada
Developed
Consolidated operations
End of 2011	29
End of 2012	25
End of 2013	16
End of 2014	13

Equity affiliates
End of 2011	131
End of 2012	170
End of 2013	181
End of 2014	187

Undeveloped
Consolidated operations
End of 2011	501
End of 2012	481
End of 2013	563
End of 2014	585

Equity affiliates
End of 2011	778
End of 2012	1,224
End of 2013	1,270
End of 2014	1,281

Notable changes in proved bitumen reserves in the three years ended December 31, 2014, included:

•	Revisions: In 2013 for our consolidated operations, revisions were primarily related to ongoing project development at Surmont and improved well performance. In 2012 for our equity affiliates, revisions were primarily due to well performance and denser well spacing at Foster Creek and Christina Lake.

•	Extensions and discoveries: In 2014 for our consolidated operations, extensions and discoveries were primarily related to delineation activity at Surmont. In 2014 for our equity affiliates, extensions and discoveries were primarily related to delineation activity at Foster Creek and Christina Lake, as well as regulatory approval of a development area at Foster Creek. In 2012 for our equity affiliates, extensions and discoveries were primarily related to the ongoing project development of Christina Lake and sanctioning of Narrows Lake.

Years Ended	Total Proved Reserves
December 31	Millions of Barrels of Oil Equivalent
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Developed and Undeveloped
Consolidated operations
End of 2011	1,804	1,896	3,700	964	870	693	406	117	6,750
Revisions	(5)	(75)	(80)	(36)	42	29	20	-	(25)
Improved recovery	16	5	21	-	-	-	-	-	21
Purchases	-	3	3	-	-	-	-	-	3
Extensions and discoveries	22	297	319	19	10	34	7	-	389
Production	(89)	(176)	(265)	(71)	(86)	(74)	(35)	-	(531)
Sales	-	-	-	-	(18)	(27)	-	-	(45)

End of 2012	1,748	1,950	3,698	876	818	655	398	117	6,562
Revisions	14	92	106	124	(3)	(2)	38	-	263
Improved recovery	21	-	21	1	-	-	-	-	22
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	9	378	387	35	46	16	23	-	507
Production	(84)	(189)	(273)	(65)	(73)	(81)	(27)	-	(519)
Sales	-	(44)	(44)	(1)	(3)	-	(23)	(117)	(188)

End of 2013	1,708	2,187	3,895	970	785	588	409	-	6,647
Revisions	(19)	109	90	48	(10)	26	-	-	154
Improved recovery	8	-	8	2	-	3	-	-	13
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	17	184	201	50	-	17	-	-	268
Production	(78)	(206)	(284)	(61)	(78)	(81)	(11)	-	(515)
Sales	-	-	-	(3)	-	-	(156)	-	(159)

End of 2014	1,636	2,274	3,910	1,006	697	553	242	-	6,408

Equity affiliates
End of 2011	-	-	-	909	-	700	-	28	1,637
Revisions	-	-	-	207	-	(13)	-	1	195
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	307	-	55	-	-	362
Production	-	-	-	(29)	-	(39)	-	(5)	(73)
Sales	-	-	-	-	-	(21)	-	(20)	(41)

End of 2012	-	-	-	1,394	-	682	-	4	2,080
Revisions	-	-	-	46	-	11	-	1	58
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	46	-	164	-	-	210
Production	-	-	-	(35)	-	(38)	-	(1)	(74)
Sales	-	-	-	-	-	-	-	-	-

End of 2013	-	-	-	1,451	-	819	-	4	2,274
Revisions	-	-	-	(14)	-	155	-	3	144
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	74	-	89	-	-	163
Production	-	-	-	(43)	-	(38)	-	(2)	(83)
Sales	-	-	-	-	-	-	-	-	-

End of 2014	-	-	-	1,468	-	1,025	-	5	2,498

Total company
End of 2011	1,804	1,896	3,700	1,873	870	1,393	406	145	8,387
End of 2012	1,748	1,950	3,698	2,270	818	1,337	398	121	8,642
End of 2013	1,708	2,187	3,895	2,421	785	1,407	409	4	8,921
End of 2014	1,636	2,274	3,910	2,474	697	1,578	242	5	8,906

Years Ended	Total Proved Reserves
December 31	Millions of Barrels of Oil Equivalent
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Developed
Consolidated operations
End of 2011	1,666	1,597	3,263	425	556	510	371	-	5,125
End of 2012	1,606	1,562	3,168	377	499	441	373	-	4,858
End of 2013	1,597	1,600	3,197	386	478	405	391	-	4,857
End of 2014	1,514	1,637	3,151	393	452	412	237	-	4,645

Equity affiliates
End of 2011	-	-	-	131	-	638	-	28	797
End of 2012	-	-	-	170	-	593	-	4	767
End of 2013	-	-	-	181	-	565	-	4	750
End of 2014	-	-	-	187	-	810	-	5	1,002

Undeveloped
Consolidated operations
End of 2011	138	299	437	539	314	183	35	117	1,625
End of 2012	142	388	530	499	319	214	25	117	1,704
End of 2013	111	587	698	584	307	183	18	-	1,790
End of 2014	122	637	759	613	245	141	5	-	1,763

Equity affiliates
End of 2011	-	-	-	778	-	62	-	-	840
End of 2012	-	-	-	1,224	-	89	-	-	1,313
End of 2013	-	-	-	1,270	-	254	-	-	1,524
End of 2014	-	-	-	1,281	-	215	-	-	1,496

Natural gas reserves are converted to barrels of oil equivalent (BOE) based on a 6:1 ratio: six thousand cubic feet of natural gas converts to one BOE.

Proved Undeveloped Reserves

We had 3,259 million BOE of proved undeveloped reserves at year-end 2014, compared with 3,314 million BOE at year-end 2013. During 2014 we converted 496 million BOE of undeveloped reserves to developed, primarily through ongoing development activities, as well as from the startup of major development projects. In addition, we added 441 million BOE of undeveloped reserves in 2014, mainly through extensions and discoveries from ongoing development progress. These additions were offset by the sale of our interest in Nigeria in 2014, which represented a decrease of 15 million BOE of undeveloped reserves. As a result, at December 31, 2014, our proved undeveloped reserves represented 37 percent of total proved reserves, which was unchanged from December 31, 2013. Costs incurred for the year ended December 31, 2014, relating to the development of proved undeveloped reserves were $11.5 billion. A portion of our costs incurred each year relate to development projects where the proved undeveloped reserves will be converted to proved developed reserves in future years.

Approximately 75 percent of our proved undeveloped reserves at year-end 2014 were associated with six major development areas. Five of the major development areas are currently producing and are expected to have proved undeveloped reserves convert to proved developed over time, as development activities continue and/or production facilities are expanded or upgraded, and include:

•	The Surmont oil sands project in Canada.
•	FCCL oil sands—Foster Creek and Christina Lake in Canada.
•	The Eagle Ford area in the Lower 48.
•	The APLNG project onshore Australia.

The remaining major development area, Narrows Lake in our FCCL oil sands in Canada, was sanctioned for development in 2012.

At the end of 2014, approximately 20 percent of our total proved undeveloped reserves, located in the Athabasca oil sands in Canada, have remained undeveloped for five years or more. The oil sands in Canada consist of the FCCL and Surmont steam-assisted gravity drainage (SAGD) projects. The majority of our remaining proved undeveloped reserves in this area were recorded beginning in 2007. Our SAGD projects are large, multi-year projects with steady, long-term production at consistent levels. The associated undeveloped reserves are expected to be developed over the life of the project, as additional well pairs are drilled to maintain throughput at the central processing facilities.

Results of Operations

The Company’s results of operations from oil and gas activities for the years 2014, 2013 and 2012 are shown in the following tables. Non-oil and gas activities, such as pipeline and marine operations, liquefied natural gas operations, and crude oil and gas marketing activities are excluded. Additional information about selected line items within the results of operations tables is shown below:

•	Other revenues include gains and losses from asset sales, certain amounts resulting from the purchase and sale of hydrocarbons, and other miscellaneous income.

•	Taxes other than income taxes include production, property and other non-income taxes.

•	Depreciation of support equipment is reclassified as applicable.

•	Production costs include costs incurred to operate and maintain wells, related equipment and facilities used in the production of petroleum liquids and natural gas.

•	Transportation costs reflect fees to transport our produced hydrocarbons beyond the production function to a final delivery point using transportation operations in which we have an ownership interest. The profit element of transportation operations in which we have an ownership interest is deemed to be outside oil and gas producing activities.

•	Other related expenses include foreign currency transaction gains and losses and other miscellaneous expenses.

Results of Operations

Year Ended	Millions of Dollars
December 31, 2014	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Disc Ops	Total

Consolidated operations
Sales	$6,202	9,098	15,300	2,091	6,160	4,550	185	-	278	28,564
Transfers	47	94	141	-	-	938	-	-	-	1,079
Transportation costs	(659)	-	(659)	-	-	(43)	-	-	-	(702)
Other revenues	13	29	42	185	(25)	46	26	154	1,052	1,480

Total revenues	5,603	9,221	14,824	2,276	6,135	5,491	211	154	1,330	30,421
Production costs excluding taxes	1,205	2,482	3,687	1,106	1,410	994	83	1	128	7,409
Taxes other than income taxes	842	700	1,542	62	44	299	5	1	8	1,961
Exploration expenses	46	1,042	1,088	317	148	123	303	40	4	2,023
Depreciation, depletion and amortization	423	3,662	4,085	919	1,777	1,125	6	-	-	7,912
Impairments	56	107	163	38	529	7	-	-	-	737
Other related expenses	2	96	98	7	(233)	(6)	(1)	9	(9)	(135)
Accretion	52	80	132	57	245	26	-	-	-	460

	2,977	1,052	4,029	(230)	2,215	2,923	(185)	103	1,199	10,054
Provision for income taxes	1,043	322	1,365	(101)	1,452	1,216	4	(13)	79	4,002

Results of operations	$1,934	730	2,664	(129)	763	1,707	(189)	116	1,120	6,052

Equity affiliates
Sales	$-	-	-	2,307	-	851	-	96	-	3,254
Transfers	-	-	-	-	-	1,663	-	-	-	1,663
Transportation costs	-	-	-	-	-	-	-	-	-	-
Other revenues	-	-	-	33	-	3	-	-	-	36

Total revenues	-	-	-	2,340	-	2,517	-	96	-	4,953
Production costs excluding taxes	-	-	-	651	-	221	-	18	-	890
Taxes other than income taxes	-	-	-	14	-	1,214	-	51	-	1,279
Exploration expenses	-	-	-	13	7	8	-	-	-	28
Depreciation, depletion and amortization	-	-	-	337	-	171	-	7	-	515
Impairments	-	-	-	-	-	27	-	-	-	27
Other related expenses	-	-	-	(65)	1	(2)	-	27	-	(39)
Accretion	-	-	-	6	-	8	-	1	-	15

	-	-	-	1,384	(8)	870	-	(8)	-	2,238
Provision for income taxes	-	-	-	331	-	(62)	-	2	-	271

Results of operations	$-	-	-	1,053	(8)	932	-	(10)	-	1,967

Year Ended	Millions of Dollars
December 31, 2013	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Disc Ops	Total

Consolidated operations
Sales	$7,235	7,954	15,189	1,890	6,319	5,261	1,001	-	855	30,515
Transfers	15	183	198	-	-	981	-	-	-	1,179
Transportation costs*	(703)	-	(703)	-	-	(39)	-	-	-	(742)
Other revenues	(5)	57	52	775	(21)	149	141	29	960	2,085

Total revenues	6,542	8,194	14,736	2,665	6,298	6,352	1,142	29	1,815	33,037
Production costs excluding taxes**	1,162	2,203	3,365	1,049	1,334	845	88	2	266	6,949
Taxes other than income taxes	1,681	580	2,261	54	41	386	4	2	5	2,753
Exploration expenses	62	614	676	172	128	107	77	46	10	1,216
Depreciation, depletion and amortization	428	3,200	3,628	1,312	1,006	1,051	29	1	-	7,027
Impairments	-	2	2	216	301	3	-	-	43	565
Other related expenses	(121)	72	(49)	41	(83)	209	7	20	76	221
Accretion	54	74	128	59	200	24	-	-	5	416

	3,276	1,449	4,725	(238)	3,371	3,727	937	(42)	1,410	13,890
Provision for income taxes	1,168	491	1,659	(270)	2,262	1,509	924	13	251	6,348

Results of operations	$2,108	958	3,066	32	1,109	2,218	13	(55)	1,159	7,542

Equity affiliates
Sales	$-	-	-	1,848	-	903	-	117	-	2,868
Transfers	-	-	-	-	-	1,443	-	-	-	1,443
Transportation costs*	-	-	-	-	-	-	-	-	-	-
Other revenues	-	-	-	6	-	22	-	-	-	28

Total revenues	-	-	-	1,854	-	2,368	-	117	-	4,339
Production costs excluding taxes**	-	-	-	593	-	150	-	21	-	764
Taxes other than income taxes	-	-	-	12	-	1,169	-	59	-	1,240
Exploration expenses	-	-	-	22	30	8	-	-	-	60
Depreciation, depletion and amortization	-	-	-	231	-	137	-	11	-	379
Impairments	-	-	-	-	-	-	-	-	-	-
Other related expenses	-	-	-	7	-	(3)	-	14	-	18
Accretion	-	-	-	5	-	4	-	1	-	10

	-	-	-	984	(30)	903	-	11	-	1,868
Provision for income taxes	-	-	-	248	-	(17)	-	1	-	232

Results of operations	$-	-	-	736	(30)	920	-	10	-	1,636

  *Certain transportation costs incurred subsequent to the terminal point of the production function have been reclassified to appropriately reflect total revenue from oil and gas producing activities. Total results of operations is unchanged.

**Certain gathering and processing fees have been reclassified from “Transportation costs” to “Production costs excluding taxes.” Total results of operations is unchanged.

Year Ended	Millions of Dollars
December 31, 2012	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Disc Ops	Total

Consolidated operations
Sales	$8,306	6,386	14,692	1,722	7,630	4,802	1,739	-	1,124	31,709
Transfers	38	309	347	-	-	867	-	-	-	1,214
Transportation costs*	(680)	-	(680)	-	-	(37)	-	-	-	(717)
Other revenues	(1)	70	69	107	568	930	258	27	1	1,960

Total revenues	7,663	6,765	14,428	1,829	8,198	6,562	1,997	27	1,125	34,166
Production costs excluding taxes**	1,068	1,828	2,896	901	1,211	700	59	-	262	6,029
Taxes other than income taxes	2,477	513	2,990	65	24	321	2	6	21	3,429
Exploration expenses	34	343	377	633	102	70	55	211	20	1,468
Depreciation, depletion and amortization	421	2,561	2,982	1,335	958	883	44	1	181	6,384
Impairments	-	192	192	162	211	4	-	-	606	1,175
Other related expenses	173	136	309	79	(14)	237	8	24	58	701
Accretion	55	66	121	57	186	21	-	-	8	393

	3,435	1,126	4,561	(1,403)	5,520	4,326	1,829	(215)	(31)	14,587
Provision for income taxes	1,229	209	1,438	(391)	3,980	1,514	1,728	(17)	183	8,435

Results of operations	$2,206	917	3,123	(1,012)	1,540	2,812	101	(198)	(214)	6,152

Equity affiliates
Sales	$-	-	-	1,566	-	930	-	443	-	2,939
Transfers	-	-	-	-	-	1,387	-	-	-	1,387
Transportation costs*	-	-	-	-	-	-	-	-	-	-
Other revenues	-	-	-	16	-	(117)	-	407	-	306

Total revenues	-	-	-	1,582	-	2,200	-	850	-	4,632
Production costs excluding taxes**	-	-	-	470	-	156	-	119	-	745
Taxes other than income taxes	-	-	-	9	-	1,153	-	293	-	1,455
Exploration expenses	-	-	-	36	2	1	-	4	-	43
Depreciation, depletion and amortization	-	-	-	325	-	109	-	15	-	449
Impairments	-	-	-	-	-	-	-	-	-	-
Other related expenses	-	-	-	11	-	16	-	1	-	28
Accretion	-	-	-	6	-	4	-	1	-	11

	-	-	-	725	(2)	761	-	417	-	1,901
Provision for income taxes	-	-	-	181	-	(29)	-	(233)	-	(81)

Results of operations	$-	-	-	544	(2)	790	-	650	-	1,982

  *Certain transportation costs incurred subsequent to the terminal point of the production function have been reclassified to appropriately reflect total revenue from oil and gas producing activities. Total results of operations is unchanged.

**Certain gathering and processing fees have been reclassified from “Transportation costs” to “Production costs excluding taxes.” Total results of operations is unchanged.

Statistics

Net Production	2014	2013	2012

	Thousands of Barrels Daily
Crude Oil
Consolidated operations
Alaska	162	178	188
Lower 48	188	152	123

United States	350	330	311
Canada	13	13	13
Europe	126	113	135
Asia Pacific/Middle East	79	80	68
Africa	8	26	40

Total consolidated operations	576	562	567

Equity affiliates
Asia Pacific/Middle East	15	15	15
Other areas	4	4	13

Total equity affiliates	19	19	28

Total continuing operations	595	581	595
Discontinued operations	5	18	23

Total company	600	599	618

Natural Gas Liquids
Consolidated operations
Alaska	13	15	16
Lower 48	97	91	85

United States	110	106	101
Canada	23	25	24
Europe	8	6	7
Asia Pacific/Middle East	10	12	16

Total consolidated operations	151	149	148

Equity affiliates—Asia Pacific/Middle East	8	7	8

Total continuing operations	159	156	156
Discontinued operations	1	3	4

Total company	160	159	160

Bitumen
Consolidated operations—Canada	12	13	12
Equity affiliates—Canada	117	96	81

Total company	129	109	93

Natural Gas	Millions of Cubic Feet Daily
Consolidated operations
Alaska	49	43	55
Lower 48	1,491	1,490	1,493

United States	1,540	1,533	1,548
Canada	711	775	857
Europe	461	416	516
Asia Pacific/Middle East	723	709	672
Africa	3	25	18

Total consolidated operations	3,438	3,458	3,611

Equity affiliates—Asia Pacific/Middle East	505	481	485

Total continuing operations	3,943	3,939	4,096
Discontinued operations	88	129	149

Total company	4,031	4,068	4,245

Average Sales Prices	2014	2013	2012

Crude Oil Per Barrel
Consolidated operations
Alaska*	$87.21	97.27	100.60
Lower 48	84.18	93.79	91.67
United States*	85.63	95.69	97.26
Canada	77.87	79.73	78.26
Europe	99.56	110.56	113.08
Asia Pacific/Middle East	95.32	104.78	108.20
Africa	86.71	107.21	110.75
Total international	96.48	106.43	109.64
Total consolidated operations*	89.72	100.11	102.69

Equity affiliates
Asia Pacific/Middle East	99.01	105.44	108.07
Other areas	64.14	72.43	96.50
Total equity affiliates	91.48	97.92	102.80

Total continuing operations*	89.77	100.04	102.69

Discontinued operations	110.61	109.72	112.90

Natural Gas Liquids Per Barrel
Consolidated operations
Lower 48	$30.74	31.48	35.45
United States	30.74	31.48	35.45
Canada	46.23	47.19	48.64
Europe	52.65	58.36	61.53
Asia Pacific/Middle East	69.36	73.82	79.26
Total international	53.26	56.52	61.01
Total consolidated operations	37.45	39.60	44.62

Equity affiliates—Asia Pacific/Middle East	67.20	73.31	77.30

Total continuing operations	38.99	41.42	46.36

Discontinued operations	13.41	14.58	13.30

Bitumen Per Barrel
Consolidated operations—Canada	$60.03	55.25	57.58
Equity affiliates—Canada	54.62	53.00	53.39

Natural Gas Per Thousand Cubic Feet
Consolidated operations
Alaska	$5.42	4.35	4.22
Lower 48	4.29	3.50	2.67
United States	4.32	3.52	2.72
Canada	4.13	2.92	2.13
Europe	9.29	10.68	9.76
Asia Pacific/Middle East*	9.64	10.46	10.48
Africa	3.40	5.38	5.55
Total international*	7.48	7.40	6.79
Total consolidated operations*	6.07	5.68	5.05

Equity affiliates—Asia Pacific/Middle East	9.79	8.98	8.54

Total continuing operations*	6.54	6.09	5.46

Discontinued operations	2.53	2.60	2.57

*Certain amounts have been restated to reflect the reclassification of transportation costs within Results of Operations. Average sales prices for Alaska crude oil and

    Asia Pacific/Middle East natural gas above reflect a reduction for transportation costs in which we have an ownership interest that are incurred subsequent to the terminal point of the production function. Accordingly, the average sales prices differ from those discussed in Item 7 of Management’s Discussion and Analysis of

    Financial Condition and Results of Operations.

	2014	2013	2012

Average Production Costs Per Barrel of Oil Equivalent(1) (2)
Consolidated operations
Alaska	$18.04	15.92	13.69
Lower 48	12.76	12.29	10.93
United States	14.11	13.34	11.81
Canada	18.14	15.97	12.83
Europe	18.31	19.34	14.51
Asia Pacific/Middle East	12.97	11.02	9.71
Africa	28.42	8.04	3.75
Total international	16.52	14.93	11.89
Total consolidated continuing operations	15.20	14.08	11.85

Equity affiliates
Canada	15.24	16.92	15.85
Asia Pacific/Middle East	5.66	4.03	4.14
Other areas	12.33	14.38	25.01
Total equity affiliates	10.69	10.36	10.34

Discontinued operations	16.70	16.95	14.08

Average Production Costs Per Barrel—Bitumen(2)
Consolidated operations—Canada	$66.89	43.84	29.60
Equity affiliates—Canada	15.24	16.92	15.85

Taxes Other Than Income Taxes Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$12.61	23.03	31.75
Lower 48	3.60	3.24	3.07
United States	5.90	8.96	12.19
Canada	1.02	0.82	0.93
Europe	0.57	0.59	0.29
Asia Pacific/Middle East	3.90	5.04	4.45
Africa	1.71	0.37	0.13
Total international	1.89	2.19	1.73
Total consolidated continuing operations	4.08	5.79	7.00

Equity affiliates
Canada	0.33	0.34	0.30
Asia Pacific/Middle East	31.08	31.40	30.63
Other areas	34.93	40.41	61.75
Total equity affiliates	15.37	16.82	20.20

Discontinued operations	1.04	0.32	1.13

Depreciation, Depletion and Amortization Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$6.33	5.86	5.40
Lower 48	18.82	17.86	15.32
United States	15.63	14.38	12.16
Canada	15.08	19.97	19.01
Europe	23.07	14.58	11.47
Asia Pacific/Middle East	14.68	13.71	12.25
Africa	2.05	2.65	2.80
Total international	17.59	15.29	13.33
Total consolidated continuing operations	16.52	14.81	12.74

Equity affiliates
Canada	7.89	6.59	10.96
Asia Pacific/Middle East	4.38	3.68	2.90
Other areas	4.79	7.53	3.16
Total equity affiliates	6.19	5.14	6.23

Discontinued operations	-	-	9.73

(1)	Includes bitumen.
(2)	Certain amounts have been restated to reflect the reclassification of transportation costs within Results of Operations.

Development and Exploration Activities

The following two tables summarize our net interest in productive and dry exploratory and development wells in the years ended December 31, 2014, 2013 and 2012. A “development well” is a well drilled within the proved area of a reservoir to the depth of a stratigraphic horizon known to be productive. An “exploratory well” is a well drilled to find and produce crude oil or natural gas in an unknown field or a new reservoir within a proven field. Excluded from the exploratory well count are stratigraphic-type exploratory wells, primarily relating to oil sands delineation wells located in Canada and coalbed methane test wells located in Asia Pacific/Middle East.

Net Wells Completed	Productive			Dry
	2014	2013	2012	2014	2013	2012

Exploratory(1) (2)
Consolidated operations
Alaska	*	2	*	*	-	-
Lower 48	30	67	92	3	4	2

United States	30	69	92	3	4	2
Canada	9	5	5	*	-	-
Europe	1	*	*	1	*	*
Asia Pacific/Middle East	2	3	*	*	*	-
Africa	*	-	*	*	*	-
Other areas	-	-	*	-	*	*

Total consolidated operations	42	77	97	4	4	2

Equity affiliates
Asia Pacific/Middle East	36	2	3	2	-	-
Other areas	-	-	-	-	-	*

Total equity affiliates	36	2	3	2	-	-

Development
Consolidated operations
Alaska	8	6	3	-	-	-
Lower 48	450	441	377	1	-	*

United States	458	447	380	1	-	-
Canada	98	61	119	-	-	3
Europe	7	5	4	-	*	-
Asia Pacific/Middle East	14	29	11	-	-	-
Africa	1	4	4	-	-	-
Other areas	-	*	-	-	-	-

Total consolidated operations	578	546	518	1	-	3

Equity affiliates
Canada	65	46	30	-	-	-
Asia Pacific/Middle East	294	24	9	1	*	-
Other areas	1	-	1	-	-	-

Total equity affiliates	360	70	40	1	-	-

(1)	Excludes net stratigraphic-type exploratory wells of 87, 149 and 135 for the years ended December 31, 2014, 2013 and 2012, respectively.
(2)	This also includes net extension wells of 49, 55 and 85 for the years ended December 31, 2014, 2013 and 2012, respectively.

Extension wells are wells drilled in areas near or offsetting current production, or in areas where well density or production history have not achieved statistical certainty of results, primarily located in Asia Pacific/Middle East and the United States.

*	Our total proportionate interest was less than one.

The table below represents the status of our wells drilling at December 31, 2014, and includes wells in the process of drilling or in active completion. It also represents gross and net productive wells, including producing wells and wells capable of production at December 31, 2014.

Wells at December 31, 2014			Productive*
	In Progress		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net

Consolidated operations
Alaska	5	3	1,759	778	30	19
Lower 48	465	216	9,338	4,815	23,597	15,578

United States	470	219	11,097	5,593	23,627	15,597
Canada	185	105	1,662	945	12,322	7,212
Europe	23	4	470	84	232	91
Asia Pacific/Middle East	21	8	433	178	129	57
Africa	11	2	825	134	9	2
Other areas	1	-	-	-	-	-

Total consolidated operations	711	338	14,487	6,934	36,319	22,959

Equity affiliates
Canada	46	23	401	201	-	-
Asia Pacific/Middle East	932	189	-	-	2,183	512
Other areas	-	-	32	16	-	-

Total equity affiliates	978	212	433	217	2,183	512

* Includes 183 gross and 147 net multiple completion wells.

Acreage at December 31, 2014	Thousands of Acres
	Developed		Undeveloped
	Gross	Net	Gross	Net

Consolidated operations
Alaska	638	323	1,285	906
Lower 48	5,728	4,310	12,820	10,765

United States	6,366	4,633	14,105	11,671
Canada	5,657	3,970	11,387	5,465
Europe	882	283	2,696	1,152
Asia Pacific/Middle East*	4,258	1,811	25,920	14,599
Africa	358	59	16,834	3,666
Other areas	-	-	3,437	1,829

Total consolidated operations	17,521	10,756	74,379	38,382

Equity affiliates
Canada	50	20	659	275
Asia Pacific/Middle East	583	132	6,618	1,848
Other areas	16	8	620	310

Total equity affiliates	649	160	7,897	2,433

* Includes 10,232 thousand gross and 4,707 thousand net undeveloped acres with a minimum remaining lease term of less than one year.

Costs Incurred

Year Ended	Millions of Dollars
December 31		Lower	Total			Asia Pacific/		Other
	Alaska	48	U.S.	Canada	Europe	Middle East	Africa	Areas	Total

2014
Consolidated operations
Unproved property acquisition	$-	159	159	61	90	-	6	-	316
Proved property acquisition	-	10	10	-	-	-	-	-	10

	-	169	169	61	90	-	6	-	326
Exploration	130	1,347	1,477	332	243	166	556	58	2,832
Development	1,263	4,881	6,144	2,185	3,618	1,353	71	-	13,371

	$1,393	6,397	7,790	2,578	3,951	1,519	633	58	16,529

Equity affiliates
Unproved property acquisition	$-	-	-	-	-	2	-	-	2
Proved property acquisition	-	-	-	-	-	-	-	-	-

	-	-	-	-	-	2	-	-	2
Exploration	-	-	-	23	36	89	-	-	148
Development	-	-	-	1,627	-	2,258	-	9	3,894

	$-	-	-	1,650	36	2,349	-	9	4,044

2013
Consolidated operations
Unproved property acquisition	$3	311	314	90	-	111	177	15	707
Proved property acquisition	-	4	4	10	-	-	-	-	14

	3	315	318	100	-	111	177	15	721
Exploration	159	1,156	1,315	294	240	321	136	49	2,355
Development	925	4,067	4,992	1,952	3,999	2,256	216	409	13,824

	$1,087	5,538	6,625	2,346	4,239	2,688	529	473	16,900

Equity affiliates
Unproved property acquisition	$-	-	-	1	-	51	-	-	52
Proved property acquisition	-	-	-	-	-	-	-	-	-

	-	-	-	1	-	51	-	-	52
Exploration	-	-	-	59	31	101	-	-	191
Development	-	-	-	1,532	-	2,141	-	3	3,676

	$-	-	-	1,592	31	2,293	-	3	3,919

2012
Consolidated operations
Unproved property acquisition	$2	562	564	14	2	-	333	-	913
Proved property acquisition	-	33	33	3	-	-	-	-	36

	2	595	597	17	2	-	333	-	949
Exploration	104	1,272	1,376	218	91	248	94	142	2,169
Development	644	3,917	4,561	2,062	3,515	1,113	208	585	12,044

	$750	5,784	6,534	2,297	3,608	1,361	635	727	15,162

Equity affiliates
Unproved property acquisition	$-	-	-	12	-	-	-	-	12
Proved property acquisition	-	-	-	-	-	-	-	-	-

	-	-	-	12	-	-	-	-	12
Exploration	-	-	-	77	11	52	-	-	140
Development	-	-	-	1,332	-	1,163	-	13	2,508

	$-	-	-	1,421	11	1,215	-	13	2,660

Capitalized Costs

At December 31	Millions of Dollars
		Lower	Total			Asia Pacific/		Other
	Alaska	48	U.S.	Canada	Europe	Middle East	Africa	Areas	Total

2014
Consolidated operations
Proved property	$15,686	47,390	63,076	22,831	27,933	15,730	870	8	130,448
Unproved property	1,724	2,938	4,662	1,975	432	927	923	32	8,951

	17,410	50,328	67,738	24,806	28,365	16,657	1,793	40	139,399
Accumulated depreciation, depletion and amortization	7,545	23,484	31,029	13,419	15,134	7,594	294	9	67,479

	$9,865	26,844	36,709	11,387	13,231	9,063	1,499	31	71,920

Equity affiliates
Proved property	$-	-	-	9,506	-	8,855	-	220	18,581
Unproved property	-	-	-	1,150	-	3,474	-	-	4,624

	-	-	-	10,656	-	12,329	-	220	23,205
Accumulated depreciation, depletion and amortization	-	-	-	1,422	-	566	-	198	2,186

	$-	-	-	9,234	-	11,763	-	22	21,019

2013
Consolidated operations
Proved property	$14,382	42,118	56,500	22,612	28,523	14,513	2,628	9	124,785
Unproved property	1,644	2,931	4,575	1,966	308	931	742	16	8,538

	16,026	45,049	61,075	24,578	28,831	15,444	3,370	25	133,323
Accumulated depreciation, depletion and amortization	7,107	19,840	26,947	13,473	15,131	6,504	1,043	9	63,107

	$8,919	25,209	34,128	11,105	13,700	8,940	2,327	16	70,216

Equity affiliates
Proved property	$-	-	-	8,525	-	6,994	-	211	15,730
Unproved property	-	-	-	1,379	57	4,097	-	-	5,533

	-	-	-	9,904	57	11,091	-	211	21,263
Accumulated depreciation, depletion and amortization	-	-	-	1,199	-	446	-	191	1,836

	$-	-	-	8,705	57	10,645	-	20	19,427

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities

In accordance with SEC and FASB requirements, amounts were computed using 12-month average prices (adjusted only for existing contractual terms) and end-of-year costs, appropriate statutory tax rates and a prescribed 10 percent discount factor. Twelve-month average prices are calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period. For all years, continuation of year-end economic conditions was assumed. The calculations were based on estimates of proved reserves, which are revised over time as new data becomes available. Probable or possible reserves, which may become proved in the future, were not considered. The calculations also require assumptions as to the timing of future production of proved reserves and the timing and amount of future development costs, including dismantlement, and future production costs, including taxes other than income taxes.

While due care was taken in its preparation, we do not represent that this data is the fair value of our oil and gas properties, or a fair estimate of the present value of cash flows to be obtained from their development and production.

Discounted Future Net Cash Flows

	Millions of Dollars
		Lower	Total			Asia Pacific/		Other
	Alaska	48	U.S.	Canada	Europe	Middle East	Africa	Areas	Total

2014
Consolidated operations
Future cash inflows	$106,506	100,322	206,828	50,209	55,878	39,492	25,997	-	378,404
Less:
Future production costs	57,924	37,872	95,796	21,342	16,372	12,555	1,338	-	147,403
Future development costs	10,815	19,666	30,481	10,400	14,194	2,985	437	-	58,497
Future income tax provisions	12,483	14,800	27,283	3,159	15,757	7,728	22,526	-	76,453

Future net cash flows	25,284	27,984	53,268	15,308	9,555	16,224	1,696	-	96,051
10 percent annual discount	12,499	10,150	22,649	8,915	2,741	4,607	791	-	39,703

Discounted future net cash flows	$12,785	17,834	30,619	6,393	6,814	11,617	905	-	56,348

Equity affiliates
Future cash inflows	$-	-	-	88,716	-	61,480	-	357	150,553
Less:
Future production costs	-	-	-	25,455	-	27,274	-	276	53,005
Future development costs	-	-	-	11,595	-	3,007	-	16	14,618
Future income tax provisions	-	-	-	12,322	-	7,225	-	10	19,557

Future net cash flows	-	-	-	39,344	-	23,974	-	55	63,373
10 percent annual discount	-	-	-	25,601	-	10,897	-	6	36,504

Discounted future net cash flows	$-	-	-	13,743	-	13,077	-	49	26,869

Total company
Discounted future net cash flows	$12,785	17,834	30,619	20,136	6,814	24,694	905	49	83,217

	Millions of Dollars
		Lower	Total			Asia Pacific/		Other
	Alaska*	48	U.S.	Canada	Europe	Middle East	Africa	Areas	Total

2013
Consolidated operations
Future cash inflows	$120,384	93,276	213,660	39,695	69,654	43,827	33,055	-	399,891
Less:
Future production costs	61,636	34,344	95,980	22,435	16,902	14,567	4,148	-	154,032
Future development costs	12,282	15,833	28,115	12,228	14,821	3,250	695	-	59,109
Future income tax provisions	16,356	14,810	31,166	401	24,706	8,388	25,371	-	90,032

Future net cash flows	30,110	28,289	58,399	4,631	13,225	17,622	2,841	-	96,718
10 percent annual discount	16,187	11,217	27,404	2,881	4,298	5,046	1,086	-	40,715

Discounted future net cash flows	$13,923	17,072	30,995	1,750	8,927	12,576	1,755	-	56,003

Equity affiliates
Future cash inflows	$-	-	-	72,327	-	55,327	-	296	127,950
Less:
Future production costs	-	-	-	24,953	-	26,356	-	233	51,542
Future development costs	-	-	-	10,673	-	2,616	-	13	13,302
Future income tax provisions	-	-	-	8,776	-	5,471	-	6	14,253

Future net cash flows	-	-	-	27,925	-	20,884	-	44	48,853
10 percent annual discount	-	-	-	17,643	-	9,697	-	4	27,344

Discounted future net cash flows	$-	-	-	10,282	-	11,187	-	40	21,509

Total company
Discounted future net cash flows	$13,923	17,072	30,995	12,032	8,927	23,763	1,755	40	77,512

*	Future cash inflows and future production costs for Alaska have been restated to reflect the reclassification of transportation costs within Results of Operations.

There was no impact to total discounted future net cash flows.

	Millions of Dollars

	Alaska*	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

2012
Consolidated operations
Future cash inflows	$129,622	71,556	201,178	37,814	73,379	49,234	32,009	12,012	405,626
Less:
Future production costs	70,617	28,447	99,064	20,995	16,180	15,202	4,342	3,653	159,436
Future development costs	12,683	10,604	23,287	12,564	15,273	3,851	944	1,158	57,077
Future income tax provisions	16,370	10,840	27,210	-	28,187	10,424	22,595	1,331	89,747

Future net cash flows	29,952	21,665	51,617	4,255	13,739	19,757	4,128	5,870	99,366
10 percent annual discount	16,511	9,461	25,972	2,963	4,936	6,393	1,442	3,711	45,417

Discounted future net cash flows	$13,441	12,204	25,645	1,292	8,803	13,364	2,686	2,159	53,949

Equity affiliates
Future cash inflows	$-	-	-	72,587	-	47,394	-	323	120,304
Less:
Future production costs	-	-	-	23,967	-	23,689	-	245	47,901
Future development costs	-	-	-	11,109	-	1,221	-	10	12,340
Future income tax provisions	-	-	-	9,126	-	4,335	-	3	13,464

Future net cash flows	-	-	-	28,385	-	18,149	-	65	46,599
10 percent annual discount	-	-	-	18,669	-	8,677	-	9	27,355

Discounted future net cash flows	$-	-	-	9,716	-	9,472	-	56	19,244

Total company
Discounted future net cash flows	$13,441	12,204	25,645	11,008	8,803	22,836	2,686	2,215	73,193

*Future cash inflows and future production costs for Alaska have been restated to reflect the reclassification of transportation costs within Results of Operations.

 There was no impact to total discounted future net cash flows.

Sources of Change in Discounted Future Net Cash Flows

	Millions of Dollars
	Consolidated Operations			Equity Affiliates			Total Company
	2014	2013	2012	2014	2013	2012	2014	2013	2012

Discounted future net cash flows at the beginning of the year	$56,003	53,949	55,813	21,509	19,244	15,209	77,512	73,193	71,022

Changes during the year
Revenues less production costs for the year	(19,571)	(21,250)	(22,748)	(2,748)	(2,307)	(2,126)	(22,319)	(23,557)	(24,874)
Net change in prices and production costs	(9,243)	(611)	(5,451)	4,517	(1,645)	114	(4,726)	(2,256)	(5,337)
Extensions, discoveries and improved recovery, less estimated future costs	7,033	15,796	11,192	1,822	1,804	1,963	8,855	17,600	13,155
Development costs for the year	11,785	11,640	10,944	3,669	3,675	2,438	15,454	15,315	13,382
Changes in estimated future development costs	(7,771)	(9,760)	(9,832)	(1,829)	(3,167)	(3,285)	(9,600)	(12,927)	(13,117)
Purchases of reserves in place, less estimated future costs	-	2	16	5	-	-	5	2	16
Sales of reserves in place, less estimated future costs	(1,280)	(5,997)	(913)	-	-	(139)	(1,280)	(5,997)	(1,052)
Revisions of previous quantity estimates	1,348	4,317	2,042	(1,166)	2,357	3,952	182	6,674	5,994
Accretion of discount	10,045	9,732	10,095	2,648	2,331	1,858	12,693	12,063	11,953
Net change in income taxes	7,999	(1,815)	2,791	(1,558)	(783)	(740)	6,441	(2,598)	2,051

Total changes	345	2,054	(1,864)	5,360	2,265	4,035	5,705	4,319	2,171

Discounted future net cash flows at year end	$56,348	56,003	53,949	26,869	21,509	19,244	83,217	77,512	73,193

•	The net change in prices and production costs is the beginning-of-year reserve-production forecast multiplied by the net annual change in the per-unit sales price and production cost, discounted at 10 percent.

•	Purchases and sales of reserves in place, along with extensions, discoveries and improved recovery, are calculated using production forecasts of the applicable reserve quantities for the year multiplied by the 12-month average sales prices, less future estimated costs, discounted at 10 percent.

•	Revisions of previous quantity estimates are calculated using production forecast changes for the year, including changes in the timing of production, multiplied by the 12-month average sales prices, less future estimated costs, discounted at 10 percent.

•	The accretion of discount is 10 percent of the prior year’s discounted future cash inflows, less future production and development costs.

•	The net change in income taxes is the annual change in the discounted future income tax provisions.

Selected Quarterly Financial Data (Unaudited)

	Millions of Dollars				Per Share of Common Stock
	Sales and Other Operating	Income (Loss) From Continuing Operations Before	Net Income	Net Income (Loss) Attributable to	Net Income (Loss) Attributable to ConocoPhillips
	Revenues	Income Taxes	(Loss)	ConocoPhillips	Basic	Diluted

2014
First	$15,415	3,698	2,137	2,123	1.72	1.71
Second	13,821	3,460	2,098	2,081	1.68	1.67
Third	12,080	2,553	2,727	2,704	2.18	2.17
Fourth*	11,208	(321)	(24)	(39)	(0.03)	(0.03)

2013
First	$14,166	3,787	2,153	2,139	1.74	1.73
Second	13,350	3,696	2,063	2,050	1.66	1.65
Third	13,643	4,405	2,496	2,480	2.01	2.00
Fourth	13,254	2,558	2,503	2,487	2.01	2.00

*	For additional information on the commodity price environment in the fourth quarter of 2014, see the Business Environment and Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In May 2014 we filed a universal shelf registration statement with the SEC under which ConocoPhillips, as a well-known seasoned issuer, has the ability to issue and sell an indeterminate amount of various types of debt and equity securities, with certain debt securities guaranteed by ConocoPhillips Company. Also as part of that registration statement, ConocoPhillips Trust I and ConocoPhillips Trust II have the ability to issue and sell preferred trust securities, guaranteed by ConocoPhillips. ConocoPhillips Trust I and ConocoPhillips Trust II have not issued any trust-preferred securities under this registration statement, and thus have no assets or liabilities. Accordingly, columns for these two trusts are not included in the condensed consolidating financial information.

During 2013 ConocoPhillips Australia Funding Company’s guaranteed, publicly held debt was repaid. Beginning in 2014, financial information for ConocoPhillips Australia Funding Company is presented in the “All Other Subsidiaries” column of our condensed consolidating financial information.

In 2014 ConocoPhillips received $34.5 billion in dividends from ConocoPhillips Company to settle certain accumulated intercompany balances. This consisted of a $17.5 billion distribution of earnings and a $17 billion return of capital. These transactions had no impact on our consolidated financial statements.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

		Millions of Dollars
		Year Ended December 31, 2014
Income Statement		ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues		$-	20,083	-	32,441	-	52,524
Equity in earnings of affiliates		6,108	8,090	-	2,932	(14,601)	2,529
Gain on dispositions		-	9	-	89	-	98
Other income (loss)		(6)	67	-	305	-	366
Intercompany revenues		79	465	283	5,883	(6,710)	-

Total Revenues and Other Income		6,181	28,714	283	41,650	(21,311)	55,517

Costs and Expenses
Purchased commodities		-	17,591	-	10,415	(5,907)	22,099
Production and operating expenses		-	2,600	-	6,368	(59)	8,909
Selling, general and administrative expenses		9	575	1	166	(16)	735
Exploration expenses		-	1,036	-	1,009	-	2,045
Depreciation, depletion and amortization		-	1,059	-	7,270	-	8,329
Impairments		-	127	-	729	-	856
Taxes other than income taxes		-	285	-	1,803	-	2,088
Accretion on discounted liabilities		-	58	-	426	-	484
Interest and debt expense		571	299	231	275	(728)	648
Foreign currency transaction (gains) losses		62	10	(372)	234	-	(66)

Total Costs and Expenses		642	23,640	(140)	28,695	(6,710)	46,127

Income from continuing operations before income taxes		5,539	5,074	423	12,955	(14,601)	9,390
Provision (benefit) for income taxes		(199)	(1,034)	19	4,797	-	3,583

Income From Continuing Operations		5,738	6,108	404	8,158	(14,601)	5,807
Income from discontinued operations		1,131	1,131	-	113	(1,244)	1,131

Net income		6,869	7,239	404	8,271	(15,845)	6,938
Less: net income attributable to noncontrolling interests		-	-	-	(69)	-	(69)

Net Income Attributable to ConocoPhillips		$6,869	7,239	404	8,202	(15,845)	6,869

Comprehensive Income Attributable to ConocoPhillips		$2,965	3,335	58	4,589	(7,982)	2,965

	Millions of Dollars
	Year Ended December 31, 2013
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	18,186	-	-	36,227	-	54,413
Equity in earnings of affiliates	8,374	9,200	-	-	2,611	(17,966)	2,219
Gain on dispositions	-	364	-	-	878	-	1,242
Other income	2	271	-	-	101	-	374
Intercompany revenues	82	458	13	305	4,948	(5,806)	-

Total Revenues and Other Income	8,458	28,479	13	305	44,765	(23,772)	58,248

Costs and Expenses
Purchased commodities	-	15,779	-	-	11,812	(4,948)	22,643
Production and operating expenses	-	1,492	-	-	5,756	(10)	7,238
Selling, general and administrative expenses	11	623	-	1	238	(19)	854
Exploration expenses	-	659	-	-	573	-	1,232
Depreciation, depletion and amortization	-	907	-	-	6,527	-	7,434
Impairments	-	4	-	-	525	-	529
Taxes other than income taxes	-	236	-	-	2,648	-	2,884
Accretion on discounted liabilities	-	56	-	-	378	-	434
Interest and debt expense	630	327	12	235	237	(829)	612
Foreign currency transaction (gains) losses	52	3	-	(349)	236	-	(58)

Total Costs and Expenses	693	20,086	12	(113)	28,930	(5,806)	43,802

Income from continuing operations before income taxes	7,765	8,393	1	418	15,835	(17,966)	14,446
Provision (benefit) for income taxes	(213)	19	-	31	6,572	-	6,409

Income From Continuing Operations	7,978	8,374	1	387	9,263	(17,966)	8,037
Income from discontinued operations	1,178	1,178	-	-	1,178	(2,356)	1,178

Net income	9,156	9,552	1	387	10,441	(20,322)	9,215
Less: net income attributable to noncontrolling interests	-	-	-	-	(59)	-	(59)

Net Income Attributable to ConocoPhillips	$9,156	9,552	1	387	10,382	(20,322)	9,156

Comprehensive Income Attributable to ConocoPhillips	$7,071	7,467	1	99	7,782	(15,349)	7,071

	Millions of Dollars
	Year Ended December 31, 2012
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	17,768	-	-	40,199	-	57,967
Equity in earnings of affiliates	7,871	8,545	-	-	1,832	(16,337)	1,911
Gain on dispositions	-	2	-	-	1,655	-	1,657
Other income (loss)	(76)	177	-	-	368	-	469
Intercompany revenues	61	1,077	46	313	2,997	(4,494)	-

Total Revenues and Other Income	7,856	27,569	46	313	47,051	(20,831)	62,004

Costs and Expenses
Purchased commodities	-	15,680	-	-	13,000	(3,448)	25,232
Production and operating expenses	-	1,304	-	-	5,512	(23)	6,793
Selling, general and administrative expenses	12	845	-	1	258	(10)	1,106
Exploration expenses	-	402	-	-	1,098	-	1,500
Depreciation, depletion and amortization	-	807	-	-	5,773	-	6,580
Impairments	-	8	-	-	672	-	680
Taxes other than income taxes	-	264	-	-	3,282	-	3,546
Accretion on discounted liabilities	-	53	-	-	341	-	394
Interest and debt expense	700	316	42	237	427	(1,013)	709
Foreign currency transaction (gains) losses	(19)	19	-	152	(111)	-	41

Total Costs and Expenses	693	19,698	42	390	30,252	(4,494)	46,581

Income (loss) from continuing operations before income taxes	7,163	7,871	4	(77)	16,799	(16,337)	15,423
Provision (benefit) for income taxes	(248)	(1)	1	9	8,181	-	7,942

Income (Loss) From Continuing Operations	7,411	7,872	3	(86)	8,618	(16,337)	7,481
Income from discontinued operations	1,017	1,017	-	-	777	(1,794)	1,017

Net income (loss)	8,428	8,889	3	(86)	9,395	(18,131)	8,498
Less: net income attributable to noncontrolling interests	-	-	-	-	(70)	-	(70)

Net Income (Loss) Attributable to ConocoPhillips	$8,428	8,889	3	(86)	9,325	(18,131)	8,428

Comprehensive Income Attributable to ConocoPhillips	$9,055	9,516	3	24	9,560	(19,103)	9,055

		Millions of Dollars
		At December 31, 2014
Balance Sheet		ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents		$-	770	7	4,285	-	5,062
Accounts and notes receivable		20	2,813	22	6,671	(2,719)	6,807
Inventories		-	281	-	1,050	-	1,331
Prepaid expenses and other current assets		6	754	15	1,138	(45)	1,868

Total Current Assets		26	4,618	44	13,144	(2,764)	15,068
Investments, loans and long-term receivables*		55,568	70,732	3,965	32,467	(137,593)	25,139
Net properties, plants and equipment		-	9,730	-	65,714	-	75,444
Other assets		40	67	208	1,338	(765)	888

Total Assets		$55,634	85,147	4,217	112,663	(141,122)	116,539

Liabilities and Stockholders’ Equity
Accounts payable		$1	4,149	14	6,581	(2,719)	8,026
Short-term debt		(5)	6	5	176	-	182
Accrued income and other taxes		-	117	-	934	-	1,051
Employee benefit obligations		-	595	-	283	-	878
Other accruals		170	337	71	868	(46)	1,400

Total Current Liabilities		166	5,204	90	8,842	(2,765)	11,537
Long-term debt		7,541	8,197	2,974	3,671	-	22,383
Asset retirement obligations and accrued environmental costs		-	1,328	-	9,319	-	10,647
Deferred income taxes		-	265	-	14,811	(6)	15,070
Employee benefit obligations		-	2,162	-	802	-	2,964
Other liabilities and deferred credits*		2,577	7,391	1,142	17,218	(26,663)	1,665

Total Liabilities		10,284	24,547	4,206	54,663	(29,434)	64,266
Retained earnings		37,983	21,448	(1,096)	17,355	(31,186)	44,504
Other common stockholders’ equity		7,367	39,152	1,107	40,283	(80,502)	7,407
Noncontrolling interests		-	-	-	362	-	362

Total Liabilities and Stockholders’ Equity		$55,634	85,147	4,217	112,663	(141,122)	116,539

	Millions of Dollars
	At December 31, 2013
Balance Sheet	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents	$-	2,434	-	229	3,583	-	6,246
Short-term investments	-	-	-	-	272	-	272
Accounts and notes receivable	73	2,122	2	-	9,267	(2,977)	8,487
Inventories	-	174	-	-	1,020	-	1,194
Prepaid expenses and other current assets	20	535	-	35	2,311	(77)	2,824

Total Current Assets	93	5,265	2	264	16,453	(3,054)	19,023
Investments, loans and long-term receivables*	86,836	100,052	-	4,259	34,795	(200,678)	25,264
Net properties, plants and equipment	-	9,313	-	-	63,514	-	72,827
Other assets	38	260	-	103	1,394	(852)	943

Total Assets	$86,967	114,890	2	4,626	116,156	(204,584)	118,057

Liabilities and Stockholders’ Equity
Accounts payable	$-	3,388	-	4	8,899	(2,977)	9,314
Short-term debt	395	4	-	5	185	-	589
Accrued income and other taxes	-	223	-	-	2,517	(27)	2,713
Employee benefit obligations	-	566	-	-	276	-	842
Other accruals	210	639	-	81	790	(49)	1,671

Total Current Liabilities	605	4,820	-	90	12,667	(3,053)	15,129
Long-term debt	9,047	5,208	-	2,980	3,838	-	21,073
Asset retirement obligations and accrued environmental costs	-	1,289	-	-	8,594	-	9,883
Deferred income taxes	94	557	-	-	14,569	-	15,220
Employee benefit obligations	-	1,791	-	-	668	-	2,459
Other liabilities and deferred credits*	31,693	9,422	-	1,603	22,204	(63,121)	1,801

Total Liabilities	41,439	23,087	-	4,673	62,540	(66,174)	65,565
Retained earnings	34,636	31,835	-	(1,500)	12,848	(36,659)	41,160
Other common stockholders’ equity	10,892	59,968	2	1,453	40,366	(101,751)	10,930
Noncontrolling interests	-	-	-	-	402	-	402

Total Liabilities and Stockholders’ Equity	$86,967	114,890	2	4,626	116,156	(204,584)	118,057

*Includes	intercompany loans.

		Millions of Dollars
Statement of Cash Flows		Year Ended December 31, 2014
		ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net cash provided by continuing operating activities		$17,259	2,965	27	17,104	(20,763)	16,592
Net cash provided by discontinued operations		-	202	-	394	(453)	143

Net Cash Provided by Operating Activities		17,259	3,167	27	17,498	(21,216)	16,735

Cash Flows From Investing Activities
Capital expenditures and investments		-	(6,507)	-	(14,840)	4,262	(17,085)
Proceeds from asset dispositions		16,912	1,588	-	253	(17,150)	1,603
Net sales of short-term investments		-	-	-	253	-	253
Long-term advances/loans—related parties		-	(736)	(241)	(7)	984	-
Collection of advances/loans—related parties		-	593	-	112	(102)	603
Intercompany cash management		(29,113)	31,993	-	(2,880)	-	-
Other		-	(415)	-	(31)	-	(446)

Net cash provided by (used in) continuing investing activities		(12,201)	26,516	(241)	(17,140)	(12,006)	(15,072)
Net cash provided by (used in) discontinued operations		-	133	-	(59)	(133)	(59)

Net Cash Provided by (Used in) Investing Activities		(12,201)	26,649	(241)	(17,199)	(12,139)	(15,131)

Cash Flows From Financing Activities
Issuance of debt		-	2,994	-	984	(984)	2,994
Repayment of debt		(1,909)	(16)	-	(191)	102	(2,014)
Issuance of company common stock		377	-	-	-	(342)	35
Dividends paid		(3,525)	(17,588)	-	(3,768)	21,356	(3,525)
Other		(1)	(16,870)	-	3,919	12,888	(64)

Net cash provided by (used in) continuing financing activities		(5,058)	(31,480)	-	944	33,020	(2,574)
Net cash used in discontinued operations		-	-	-	(335)	335	-

Net Cash Provided by (Used in) Financing Activities		(5,058)	(31,480)	-	609	33,355	(2,574)

Effect of Exchange Rate Changes on Cash and Cash Equivalents		-	-	(8)	(206)	-	(214)

Net Change in Cash and Cash Equivalents		-	(1,664)	(222)	702	-	(1,184)
Cash and cash equivalents at beginning of period		-	2,434	229	3,583	-	6,246

Cash and Cash Equivalents at End of Period		$-	770	7	4,285	-	5,062

	Millions of Dollars
Statement of Cash Flows	Year Ended December 31, 2013
	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net cash provided by (used in) continuing operating activities	$(295)	22,996	(2)	1	14,387	(21,286)	15,801
Net cash provided by discontinued operations	-	91	-	-	643	(448)	286

Net Cash Provided by (Used in) Operating Activities	(295)	23,087	(2)	1	15,030	(21,734)	16,087

Cash Flows From Investing Activities
Capital expenditures and investments	-	(4,821)	-	-	(13,566)	2,850	(15,537)
Proceeds from asset dispositions	-	2,633	-	-	9,745	(2,158)	10,220
Net purchases of short-term investments	-	-	-	-	(263)	-	(263)
Long-term advances/loans—related parties	-	(342)	-	-	(545)	887	-
Collection of advances/loans—related parties	-	174	750	169	3,010	(3,958)	145
Intercompany cash management	2,511	(15,919)	-	-	13,408	-	-
Other	-	21	-	-	(233)	-	(212)

Net cash provided by (used in) continuing investing activities	2,511	(18,254)	750	169	11,556	(2,379)	(5,647)
Net cash used in discontinued operations	-	(52)	-	-	(604)	52	(604)

Net Cash Provided by (Used in) Investing Activities	2,511	(18,306)	750	169	10,952	(2,327)	(6,251)

Cash Flows From Financing Activities
Issuance of debt	-	522	-	-	365	(887)	-
Repayment of debt	-	(2,924)	(750)	-	(1,230)	3,958	(946)
Change in restricted cash	748	-	-	-	-	-	748
Issuance of company common stock	365	-	-	-	-	(345)	20
Dividends paid	(3,334)	-	(4)	-	(21,984)	21,988	(3,334)
Other	3	52	-	-	(2,984)	(692)	(3,621)

Net cash used in continuing financing activities	(2,218)	(2,350)	(754)	-	(25,833)	24,022	(7,133)
Net cash used in discontinued operations	-	-	-	-	(39)	39	-

Net Cash Used in Financing Activities	(2,218)	(2,350)	(754)	-	(25,872)	24,061	(7,133)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	(9)	-	-	(66)	-	(75)

Net Change in Cash and Cash Equivalents	(2)	2,422	(6)	170	44	-	2,628
Cash and cash equivalents at beginning of period	2	12	6	59	3,539	-	3,618

Cash and Cash Equivalents at End of Period	$-	2,434	-	229	3,583	-	6,246

	Millions of Dollars
Statement of Cash Flows	Year Ended December 31, 2012
	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net cash provided by (used in) continuing operating activities	$(456)	6,470	5	(2)	15,748	(8,307)	13,458
Net cash provided by (used in) discontinued operations	-	6,201	-	-	(1,355)	(4,382)	464

Net Cash Provided by (Used in) Operating Activities	(456)	12,671	5	(2)	14,393	(12,689)	13,922

Cash Flows From Investing Activities
Capital expenditures and investments	-	(1,323)	-	-	(12,433)	(416)	(14,172)
Proceeds from asset dispositions	-	16,505	-	-	2,126	(16,499)	2,132
Net sales of short-term investments	-	-	-	-	597	-	597
Long-term advances/loans—related parties	-	(378)	-	-	(8,272)	8,650	-
Collection of advances/loans—related parties	-	1,193	-	6	5,884	(6,969)	114
Intercompany cash management	3,840	(16,040)	-	-	12,200	-	-
Other	-	442	-	-	379	-	821

Net cash provided by continuing investing activities	3,840	399	-	6	481	(15,234)	(10,508)
Net cash provided by (used in) discontinued operations	(303)	(11,292)	-	-	14,241	(3,765)	(1,119)

Net Cash Provided by (Used in) Investing Activities	3,537	(10,893)	-	6	14,722	(18,999)	(11,627)

Cash Flows From Financing Activities
Issuance of debt	-	10,285	-	-	361	(8,650)	1,996
Repayment of debt	(2,474)	(5,833)	-	-	(1,227)	6,969	(2,565)
Special cash distribution from Phillips 66	7,818	-	-	-	-	-	7,818
Change in restricted cash	(748)	-	-	-	-	-	(748)
Issuance of company common stock	701	-	-	-	-	(563)	138
Repurchase of company common stock	(5,098)	-	-	-	-	-	(5,098)
Dividends paid	(3,278)	-	-	-	(7,645)	7,645	(3,278)
Other	-	118	-	-	(17,339)	16,496	(725)

Net cash provided by (used in) continuing financing activities	(3,079)	4,570	-	-	(25,850)	21,897	(2,462)
Net cash used in discontinued operations	-	(8,327)	-	-	(3,483)	9,791	(2,019)

Net Cash Used in Financing Activities	(3,079)	(3,757)	-	-	(29,333)	31,688	(4,481)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	(37)	-	-	61	-	24

Net Change in Cash and Cash Equivalents	2	(2,016)	5	4	(157)	-	(2,162)
Cash and cash equivalents at beginning of period	-	2,028	1	55	3,696	-	5,780

Cash and Cash Equivalents at End of Period	$2	12	6	59	3,539	-	3,618

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2014, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President, Finance and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively as of December 31, 2014.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 75 and is incorporated herein by reference.

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

All other information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, and is incorporated herein by reference.*

Item 11.	EXECUTIVE COMPENSATION

Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, and is incorporated herein by reference.*

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, and is incorporated herein by reference.*

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, and is incorporated herein by reference.*

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, and is incorporated herein by reference.*

*Except	for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2015 Proxy
Statement	are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements and Supplementary Data

The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 74, are filed as part of this annual report.

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts, appears below. All other schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.

3.	Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 173 through 179, are filed as part of this annual report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Consolidated)

ConocoPhillips

	Millions of Dollars
Description	Balance at January 1	Charged to Expense	Other(a)	Deductions		Balance at December 31

2014
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable	$8	-	(2)	(1	)(b)	5
Deferred tax asset valuation allowance	969	127	(26)	(100)		970
Included in other liabilities:
Restructuring accruals	19	71	(6)	(23	)(c)	61

2013
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable	$10	-	-	(2	)(b)	8
Deferred tax asset valuation allowance	1,345	(357)	3	(22)		969
Included in other liabilities:
Restructuring accruals	17	10	(1)	(7	)(c)	19

2012
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable	$30	(4)	(13)	(3	)(b)	10
Deferred tax asset valuation allowance	1,487	369	(447)	(64)		1,345
Included in other liabilities:
Restructuring accruals	48	9	(5)	(35	)(c)	17

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

10.1	1986 Stock Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.11 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.2	1990 Stock Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.12 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.3	Annual Incentive Compensation Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.13 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.4	Incentive Compensation Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(g) to the Annual Report of ConocoPhillips Company on Form 10-K for the year ended December 31, 1999; File No. 001-00720).

10.5	Amendment and Restatement of ConocoPhillips Supplemental Executive Retirement Plan, dated April 19, 2012 (incorporated by reference to Exhibit 10.14 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.6	Non-Employee Director Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.18 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

Exhibit Number	Description

10.7	Omnibus Securities Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.19 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.8	Key Employee Missed Credited Service Retirement Plan of ConocoPhillips (incorporated by reference to Exhibit 10.10 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.9	Phillips Petroleum Company Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.22 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.10	Amendment and Restatement of ConocoPhillips Key Employee Supplemental Retirement Plan, dated April 19, 2012 (incorporated by reference to Exhibit 10.13 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.11.1	Amendment and Restatement of Defined Contribution Make-Up Plan of ConocoPhillips—Title I, dated April 19, 2012 (incorporated by reference to Exhibit 10.11.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.11.2	Amendment and Restatement of Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated April 19, 2012 (incorporated by reference to Exhibit 10.11.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.11.3	First Amendment to the Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated October 11, 2012 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30, 2012; File No. 001-32395).

10.12	2002 Omnibus Securities Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.26 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.13	Amendment and Restatement of 1998 Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.27 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.14	Amendment and Restatement of 1998 Key Employee Stock Performance Plan of ConocoPhillips (incorporated by reference to Exhibit 10.28 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.15	Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips (incorporated by reference to Exhibit 10.17 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.16	ConocoPhillips Form Indemnity Agreement with Directors (incorporated by reference to Exhibit 10.34 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.17.1	Rabbi Trust Agreement dated December 17, 1999 (incorporated by reference to Exhibit 10.11 of the Annual Report of ConocoPhillips Holding Company on Form 10-K for the year ended December 31, 1999; File No. 001-14521).

Exhibit Number	Description

10.17.2	Amendment to Rabbi Trust Agreement dated February 25, 2002 (incorporated by reference to Exhibit 10.39.1 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.18.1	ConocoPhillips Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10.40 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2003; File No. 000-49987).

10.18.2	First and Second Amendments to the ConocoPhillips Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarterly period ended June 30, 2008; File No. 001-32395).

10.19	ConocoPhillips Matching Gift Plan for Directors and Executives (incorporated by reference to Exhibit 10.41 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2003; File No. 000-49987).

10.20.1	Amendment and Restatement of Key Employee Deferred Compensation Plan of ConocoPhillips—Title I, dated April 19, 2012 (incorporated by reference to Exhibit 10.12.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.20.2	Amendment and Restatement of Key Employee Deferred Compensation Plan of ConocoPhillips—Title II, dated April 19, 2012 (incorporated by reference to Exhibit 10.12.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.20.3	First Amendment to the Key Employee Deferred Compensation Plan of ConocoPhillips—Title II (incorporated by reference to Exhibit 10.20.3 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2010; File No. 001-32395).

10.20.4	Second Amendment to the Key Employee Deferred Compensation Plan of ConocoPhillips—Title II (incorporated by reference to Exhibit 10.20.4 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2010; File No. 001-32395).

10.20.5*	Amendment and Restatement of Key Employee Deferred Compensation Plan of ConocoPhillips—Title II, 2013 Restatement dated November 17, 2014 (Amended and Restated effective as of January 1, 2013).

10.21	Amendment and Restatement of ConocoPhillips Key Employee Change in Control Severance Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.21 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2013; File No. 001-32395).

10.22	ConocoPhillips Executive Severance Plan (incorporated by reference to Exhibit 10.23 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.23.1	2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix C of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2004 Annual Meeting of Shareholders; File No. 000-49987).

10.23.2	Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights Program under the 2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.26 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

Exhibit Number	Description

10.23.3	Form of Performance Share Unit Award Agreement under the Performance Share Program under the 2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.27 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.24	Omnibus Amendments to certain ConocoPhillips employee benefit plans, adopted December 7, 2007 (incorporated by reference to Exhibit 10.30 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2007; File No. 001-32395).

10.25	2009 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix A of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Shareholders; File No. 001-32395).

10.26.1	2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix A of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2011 Annual Meeting of Shareholders; File No. 001-32395).

10.26.2	Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, effective February 9, 2012 (incorporated by reference to Exhibit 10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2012; File No. 001-32395).

10.26.3	Form of Restricted Stock Units Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, effective April 4, 2012 (incorporated by reference to Exhibit 10.6 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.26.4	Form of Restricted Stock Award Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, effective May 8, 2012 (incorporated by reference to Exhibit 10.7 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.26.5	Form of Restricted Stock Award Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated September 18, 2012 (incorporated by reference to Exhibit 10.26.5 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.6	Form of Performance Share Unit Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.6 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.7	Form of Performance Share Unit Agreement—Canada under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.7 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.8	Form of Restricted Stock Award Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.8 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

Exhibit Number	Description

10.26.9	Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.9 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.10	Form of Make-up Grant Award Agreement under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2013; File No. 001-32395).

10.26.11	Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.12	Form of Key Employee Award Agreement, as part of the ConocoPhillips Restricted Stock Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.13	Form of Performance Period IX Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.3 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.14	Form of Performance Period IX Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.4 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.15	Form of Performance Period X Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.5 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.16	Form of Performance Period X Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.6 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.17	Form of Performance Period XI Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.7 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

Exhibit Number	Description

10.26.18	Form of Performance Period XI Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.8 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.19	Form of Performance Period XII Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.9 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.20	Form of Performance Period XII Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.21	Form of Inducement Grant Award Agreement under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated March 31, 2014 (incorporated by reference to Exhibit 10.11 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.27.1	2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.1 to the Current Report of ConocoPhillips on Form 8-K filed on May 14, 2014; File No. 001-32395).

10.27.2	Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Targeted Variable Long Term Incentive Program of ConocoPhillips, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated September 15, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30, 2014; File No. 001-32395).

10.28	Amendment and Restatement of Annex to Nonqualified Deferred Compensation Arrangements of ConocoPhillips, dated April 19, 2012 (incorporated by reference to Exhibit 10.8 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.29	Amendment, Change of Sponsorship, and Restatement of Certain Nonqualified Deferred Compensation Plans of ConocoPhillips, dated April 19, 2012 (incorporated by reference to Exhibit 10.10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.30	Amendment and Restatement of the Burlington Resources Inc. Management Supplemental Benefits Plan, dated April 19, 2012 (incorporated by reference to Exhibit 10.9 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.31	Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.32	Intellectual Property Assignment and License Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

Exhibit Number	Description

10.33	Tax Sharing Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.3 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.34	Employee Matters Agreement between ConocoPhillips and Phillips 66, dated April 12, 2012 (incorporated by reference to Exhibit 10.4 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.35	Transition Services Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.5 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.36	ConocoPhillips Clawback Policy dated October 3, 2012 (incorporated by reference to Exhibit 10.3 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30, 2012; File No. 001-32395).

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries of ConocoPhillips.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of DeGolyer and MacNaughton.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

99*	Report of DeGolyer and MacNaughton.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONOCOPHILLIPS

February 24, 2015	/s/ Ryan M. Lance
Ryan M. Lance Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 24, 2015, on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors.

Signature	Title

/s/ Ryan M. Lance	Chairman of the Board of Directors
Ryan M. Lance	and Chief Executive Officer (Principal executive officer)

/s/ Jeff W. Sheets	Executive Vice President, Finance
Jeff W. Sheets	and Chief Financial Officer (Principal financial officer)

/s/ Glenda M. Schwarz	Vice President and Controller
Glenda M. Schwarz	(Principal accounting officer)

/s/ Richard L. Armitage	Director
Richard L. Armitage

/s/ Richard H. Auchinleck	Director
Richard H. Auchinleck

/s/ Charles E. Bunch	Director
Charles E. Bunch

/s/ James E. Copeland, Jr.	Director
James E. Copeland, Jr.

/s/ Gay Huey Evans	Director
Gay Huey Evans

/s/ John V. Faraci	Director
John V. Faraci

/s/ Jody Freeman	Director
Jody Freeman

/s/ Arjun N. Murti	Director
Arjun N. Murti

/s/ Robert A. Niblock	Director
Robert A. Niblock

/s/ Harald J. Norvik	Director
Harald J. Norvik

/s/ William E. Wade, Jr.	Director
William E. Wade, Jr.