Form 10-K
period 2015-12-31
CONOCOPHILLIPS
filed 2016-02-23
CIK 1163165

2015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2015

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

Large accelerated filer [x]    Accelerated filer [  ]    Non-accelerated filer [  ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ]  Yes    [x]  No

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $61.41, was $75.7 billion.

The registrant had 1,236,202,726 shares of common stock outstanding at January 31, 2016.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2016 (Part III)

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

In April 2012, the ConocoPhillips Board of Directors approved the separation of our downstream business into an independent, publicly traded energy company, Phillips 66. Each ConocoPhillips stockholder received one share of Phillips 66 stock for every two shares of ConocoPhillips stock held at the close of business on the record date of April 16, 2012. The separation was completed on April 30, 2012, and activities related to Phillips 66 have been treated as discontinued operations for all periods prior to the separation.

In 2012, we agreed to sell our interest in the North Caspian Sea Production Sharing Agreement (Kashagan) and our Nigeria and Algeria businesses (collectively, the “Disposition Group”). We sold our Nigeria business in the third quarter of 2014, and we sold Kashagan and our Algeria business in the fourth quarter of 2013. Results for the Disposition Group have been reported as discontinued operations in all periods presented. For additional information on all discontinued operations, see Note 3—Discontinued Operations, in the Notes to Consolidated Financial Statements.

Headquartered in Houston, Texas, we have operations and activities in 21 countries. Our key focus areas include safely operating producing assets, executing major developments and exploring for new resources in promising areas. Our portfolio includes resource-rich North American tight oil and oil sands assets; lower-risk legacy assets in North America, Europe, Asia and Australia; several major international developments; and an inventory of global conventional and unconventional exploration prospects.

At December 31, 2015, ConocoPhillips employed approximately 15,900 people worldwide.

We are marketing certain non-core assets across all of our segments. For additional information on asset sales, see the “Outlook” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 6—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements.

SEGMENT AND GEOGRAPHIC INFORMATION

Effective November 1, 2015, the Other International and historically presented Europe segments were restructured to align with changes to our internal organization structure. The Libya business was moved from the Other International segment to the historically presented Europe segment, which is now renamed Europe and North Africa. Accordingly, results of operations for the Other International and Europe and North Africa segments have been revised in all periods presented. There was no impact on our consolidated financial statements, and the impact on our segment presentation is immaterial. For operating segment and geographic information, see Note 24—Segment Disclosures and Related Information, in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

We explore for, produce, transport and market crude oil, bitumen, natural gas, liquefied natural gas (LNG) and natural gas liquids on a worldwide basis. At December 31, 2015, our continuing operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, Timor-Leste, Indonesia, China, Malaysia, and Qatar.

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

The following table is a summary of the proved reserves information included in the “Oil and Gas Operations” disclosures following the Notes to Consolidated Financial Statements. Approximately 84 percent of our proved reserves are located in politically stable countries that belong to the Organization for Economic Cooperation and Development. Natural gas reserves are converted to BOE based on a 6:1 ratio: six thousand cubic feet (MCF) of natural gas converts to one BOE. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that will enhance the understanding of the following summary reserves table.

	Millions of Barrels of Oil Equivalent
Net Proved Reserves at December 31	2015	2014	2013

Crude oil
Consolidated operations	2,270	2,605	2,659
Equity affiliates	93	103	90

Total Crude Oil	2,363	2,708	2,749

Natural gas liquids
Consolidated operations	508	662	699
Equity affiliates	50	53	45

Total Natural Gas Liquids	558	715	744

Natural gas
Consolidated operations	1,988	2,543	2,710
Equity affiliates	878	874	688

Total Natural Gas	2,866	3,417	3,398

Bitumen
Consolidated operations	687	598	579
Equity affiliates	1,706	1,468	1,451

Total Bitumen	2,393	2,066	2,030

Total consolidated operations	5,453	6,408	6,647
Total equity affiliates	2,727	2,498	2,274

Total company	8,180	8,906	8,921

Total production from continuing operations was 1,589 thousand barrels of oil equivalent per day (MBOED) in 2015, compared with 1,540 MBOED, including Libya, in 2014, an increase of 3 percent. The increase in total average production in 2015 primarily resulted from additional production from major developments, including tight oil plays in the Lower 48; Gumusut in Malaysia; APLNG in Australia; Greater Britannia projects and the J-Area in the U.K.; and the ramp-up of Foster Creek Phase F in Canada. Improved well performance, mostly in the Lower 48, western Canada and Norway, and lower turnaround activity also contributed to higher production in 2015. These increases were largely offset by normal field decline. Production from continuing operations was 1,589 MBOED in 2015, compared with 1,532 MBOED in 2014, excluding Libya, an increase of 57 MBOED, or 4 percent. Full-year production from assets sold or under agreement in 2015 was 64 MBOED.

Our total average realized price from continuing operations was $34.34 per BOE in 2015, a decrease of 47 percent compared with $64.59 per BOE in 2014, which reflected lower average realized prices across all commodities. Our worldwide annual average crude oil price from continuing operations decreased 48 percent in 2015, from $92.80 per barrel in 2014 to $48.26 per barrel in 2015. Additionally, our worldwide annual average natural gas liquids prices from continuing operations decreased 54 percent, from $38.99 per barrel in 2014 to $17.79 per barrel in 2015. Our worldwide annual average natural gas price from continuing operations decreased 40 percent, from $6.57 per MCF in 2014 to $3.96 per MCF in 2015. Average annual bitumen prices also decreased 66 percent, from $55.13 per barrel in 2014 to $18.72 per barrel in 2015.

ALASKA

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids, natural gas and LNG. We are the largest crude oil and natural gas producer in Alaska and have major ownership interests in two of North America’s largest oil fields located on Alaska’s North Slope: Prudhoe Bay and Kuparuk. We also have a significant operating interest in the Alpine Field, located on the Western North Slope. Additionally, we are one of Alaska’s largest owners of state and federal exploration leases, with approximately 0.7 million net undeveloped acres at year-end 2015. Approximately 0.4 million of these acres are located in the National Petroleum Reserve—Alaska (NPRA) and the North Slope, and 0.3 million are located in the Chukchi Sea. In 2015, Alaska operations contributed 19 percent of our worldwide liquids production and 1 percent of our natural gas production.

			2015
	Interest	Operator	Liquids MBD	*	Natural Gas MMCFD	**	Total MBOED

Average Daily Net Production
Greater Prudhoe Area	36.1%	BP	90		10		92
Greater Kuparuk Area	52.2–55.5	ConocoPhillips	51		-		51
Western North Slope	78.0	ConocoPhillips	30		1		30
Cook Inlet Area	33.3–100.0	ConocoPhillips	-		31		5

Total Alaska			171		42		178

*Thousands of barrels per day.

**Millions of cubic feet per day.

Greater Prudhoe Area

The Greater Prudhoe Area includes the Prudhoe Bay Field and five satellite fields, as well as the Greater Point McIntyre Area fields. Prudhoe Bay, the largest oil field on Alaska’s North Slope, is the site of a large waterflood and enhanced oil recovery operation, as well as a gas plant which processes natural gas to recover natural gas liquids before reinjection into the reservoir. Prudhoe Bay’s satellites are Aurora, Borealis, Polaris, Midnight Sun and Orion, while the Point McIntyre, Niakuk, Raven and Lisburne fields are part of the Greater Point McIntyre Area.

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

Drill Site 2S, in the southwestern area of the Kuparuk Field, was sanctioned in October 2014. First oil was achieved in October 2015 with net peak production estimated at 5 MBOED in 2016.

The 1H Northeast West Sak (NEWS) oil development targeting the West Sak reservoir in the Kuparuk River Unit, was sanctioned in March 2015. First production is anticipated in 2017.

Western North Slope

On the Western North Slope, we operate the Colville River Unit, which includes the Alpine Field and three satellite fields: Nanuq, Fiord and Qannik. Alpine is located 34 miles west of Kuparuk. In October 2015, first oil was achieved at Alpine West CD5, a new drill site which extends the Alpine reservoir west into the NPRA. Net peak production is estimated at 10 MBOED in 2016.

The Greater Mooses Tooth Unit, the first unit established entirely within the NPRA, was formed in 2008. In 2015, we received permit approvals and sanctioning from the regulatory agencies for the Greater Mooses Tooth #1 (GMT1) drill site. GMT1 is planned to be connected by road to the CD5 drill site, and production will be transported by pipeline to the existing Alpine facilities for processing. We are evaluating further exploration and development potential in the NPRA.

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

The Kenai LNG Facility includes a 1.6 million-tons-per-year capacity plant, as well as docking and loading facilities for LNG tankers. LNG from the plant has historically been transported and sold to utility companies in Japan. The plant was idled in late-2012; however, due to a change in market conditions, including additional gas supplies, we were granted a two-year export license from the U.S. Department of Energy (DOE) in April 2014 to export up to 40 billion cubic feet of LNG from the facility. As a result, we shipped six cargoes of LNG from the Kenai Facility to Asia in 2015. In February 2016, our export license was renewed for an additional two years.

In the first quarter of 2016, we entered into an agreement to sell our interest in the Beluga River Unit natural gas field in the Cook Inlet Area. The transaction is expected to close in the second quarter of 2016.

Point Thomson

We own a 5 percent interest in the Point Thomson Unit, which is located approximately 60 miles east of Prudhoe Bay. An initial production system is anticipated to be online by second quarter 2016, which is estimated to send 400 net barrels of oil equivalent per day (BOED) of condensate through the Trans-Alaska Pipeline System (TAPS).

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

The proposed AKLNG natural gas liquefaction plant and terminal would be located in the Nikiski area on the Kenai Peninsula, approximately 60 miles southwest of Anchorage, along the Cook Inlet. In January 2014, the AKLNG co-venturers, the Commissioners of the Alaska Departments of Revenue and Natural Resources, and the Alaska Gasline Development Corporation (AGDC), a state-owned corporation, signed a Heads of Agreement (HOA) for the AKLNG Project. The HOA provides a roadmap of how the parties intend to progress the project, including proposed terms for participation by the State of Alaska as an equity owner, proposed fiscal and regulatory terms, and proposed terms for expansion of project components. During 2014, general legislation was enacted by the State of Alaska, and a joint venture agreement for the preliminary front-end engineering and design phase of the project was executed. The AKLNG Project will require several major federal permits, and in July 2014, an application for an LNG export license was filed with the U.S. DOE to export up to 20 million metric tons a year of LNG for 30 years. In November 2014 and June 2015, the U.S. DOE authorized the export of LNG to free trade agreement (FTA) and non-FTA countries, respectively. In September 2014, the Federal Energy Regulatory Commission (FERC) accepted the project into pre-file status, which initiates the lengthy environmental and safety reviews required to design, permit, construct and operate the plants and pipeline. In March 2015, the FERC issued their Notice of Intent (NOI) to prepare the Environmental Impact Statement for AKLNG and begin the National Environmental Policy Act period to seek public comment. In October 2015, the Alaska Oil and Gas Conservation Commission (AOGCC) issued orders for gas offtake at Prudhoe Bay and Point Thomson. In December 2015, AGDC acquired the interest in the AKLNG Project previously held by TransCanada Corporation. On December 31, 2015 the HOA expired by its own terms. Commercial negotiations and planning for front-end engineering and design are ongoing.

Significant engineering, technical, regulatory, fiscal, commercial and permitting issues would need to be resolved prior to a final investment decision on the potential $45 billion to $65 billion (gross) project.

Exploration

We plan to drill two to three exploration wells in 2016 in the NPRA.

Our plans to drill an exploration well in the Chukchi Sea have been cancelled due to the current market environment, regulatory uncertainty and expiry of the primary lease term in 2020. As a result, we recorded a $406 million after-tax charge for leasehold and capitalized interest impairment and dry hole expense in the fourth quarter of 2015.

Transportation

We transport the petroleum liquids produced on the North Slope to south central Alaska through an 800-mile pipeline that is part of TAPS. We have a 29.1 percent ownership interest in TAPS, and we also have ownership interests in the Alpine, Kuparuk and Oliktok pipelines on the North Slope.

Our wholly owned subsidiary, Polar Tankers, Inc., manages the marine transportation of our North Slope production, using five company-owned, double-hulled tankers, and charters third-party vessels as necessary. The tankers primarily deliver oil from Valdez, Alaska, to refineries on the west coast of the United States.

LOWER 48

The Lower 48 segment consists of operations located in the U.S. Lower 48 states and exploration activities in the Gulf of Mexico. The Lower 48 business is organized within three regions covering the Gulf Coast, Mid-Continent and Rockies. As a result of tight oil opportunities, we have directed our investments toward certain shorter cycle time, low cost-of-supply plays. In July 2015, we announced our plan to reduce future deepwater exploration spending and terminated our Gulf of Mexico deepwater drillship contract with Ensco. We hold 14.3 million net onshore and offshore acres in the Lower 48. In 2015, the Lower 48 contributed 33 percent of our worldwide liquids production and 36 percent of our natural gas production.

				2015
	Interest		Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Eagle Ford	Various	%	Various	139	208	174
Gulf of Mexico	Various		Various	12	12	14
Gulf Coast—Other	Various		Various	8	182	38

Total Gulf Coast				159	402	226

Permian	Various		Various	42	122	62
Barnett	Various		Various	5	41	12
Anadarko Basin	Various		Various	6	109	24

Total Mid-Continent				53	272	98

Bakken	Various		Various	54	44	61
Wyoming/Uinta	Various		Various	-	95	16
Niobrara	Various		Various	5	2	5
San Juan	Various		Various	29	657	139

Total Rockies				88	798	221

Total U.S. Lower 48				300	1,472	545

Onshore

We hold 12.4 million net acres of onshore conventional and unconventional acreage in the Lower 48, the majority of which is either held by production or owned by the company. Our unconventional holdings total approximately 2.6 million net acres in the following areas:

•	900,000 net acres in the San Juan Basin, located in northwestern New Mexico and southwestern Colorado.
•	617,000 net acres in the Bakken, located in North Dakota and eastern Montana.
•	216,000 net acres in the Eagle Ford, located in South Texas.
•	109,000 net acres in the Niobrara, located in northeastern Colorado.
•	102,000 net acres in the Permian, located in West Texas and southeastern New Mexico.
•	61,000 net acres in the Barnett, located in north central Texas.
•	553,000 net acres in other unconventional exploration plays.

The majority of our 2015 onshore production originated from the Eagle Ford, San Juan, Permian and Bakken. Onshore activities in 2015 were centered mostly on continued development of emerging and existing assets, with an emphasis on areas with low cost of supply, particularly in growing unconventional plays. The 2015 drilling activity levels declined relative to 2014 due to reduced capital spending in the low commodity price environment. Our major focus areas in 2015 included the following:

•	Eagle Ford—The Eagle Ford continued full field development in 2015, with the majority of the development program being drilled on multi-well pads. We operated six rigs on average in 2015, resulting in 136 operated wells drilled and 150 operated wells brought online. In 2015, we also increased production by 12 percent compared with 2014 and achieved net peak production of 190 MBOED, compared with 179 MBOED in 2014.
•	Bakken—We operated five rigs on average throughout the year in the Bakken. We continued our pad drilling efficiency, drilling 89 operated wells during the year and bringing 128 operated wells online. As a result, we achieved net peak production of 80 MBOED in 2015, compared with 63 MBOED in 2014.
•	San Juan Basin—The San Juan Basin includes significant conventional gas production, which yields approximately 20 percent natural gas liquids, as well as the majority of our U.S. coalbed methane (CBM) production. We hold approximately 1.3 million net acres of oil and gas leases by production in San Juan, where we continue to pursue select conventional development opportunities. This also includes approximately 900,000 net unconventional acres of lease rights.
•	Permian Basin—The Permian Basin is another area where we are leveraging our conventional legacy position by utilizing new technology to improve the ultimate recovery and value from these fields. This technology should also identify new, unconventional plays across the region. We hold approximately 1.0 million net acres in the Permian, which includes 102,000 net unconventional acres.

In the fourth quarter of 2015, we completed the sale of certain non-core assets in East Texas and North Louisiana and South Texas. Production from the assets sold was 33 MBOED, approximately 6 percent of the total Lower 48 segment production in 2015.

Gulf of Mexico

At year-end 2015, our portfolio of producing properties in the Gulf of Mexico primarily consisted of one operated field and three fields operated by co-venturers, including:

•	75 percent operated working interest in the Magnolia Field in Garden Banks Blocks 783 and 784.
•	15.9 percent nonoperated working interest in the unitized Ursa Field located in the Mississippi Canyon Area.
•	15.9 percent nonoperated working interest in the Princess Field, a northern subsalt extension of the Ursa Field.
•	12.4 percent nonoperated working interest in the unitized K2 Field, comprised of seven blocks in the Green Canyon Area.

Exploration

•	Conventional Exploration

In the third quarter of 2015, we decided not to conduct further activity on certain Gulf of Mexico leases. At December 31, 2015, we held approximately 1.8 million net acres in the deepwater Gulf of Mexico.

During 2015, we conducted appraisal drilling at Shenandoah, Tiber, and Gila. The nonoperated Gibson exploration and Tiber appraisal wells, and the ConocoPhillips operated Melmar exploration well are currently drilling.

We own a 30 percent nonoperated working interest in the Shenandoah discovery, which was announced in 2009. The third Shenandoah down dip appraisal well was spud in 2015, and planning is underway for the next appraisal well, which is expected to spud in the first half of 2016.

The operated Harrier and nonoperated Vernaccia wells were expensed as dry holes in 2015. The operator of the Gila prospect has elected to discontinue exploration and appraisal activity. Accordingly, we recorded $111 million in after-tax dry hole expense for a previously suspended well in the Gila prospect, and a $100 million charge for the impairment of undeveloped leasehold costs.

•	Unconventional Exploration

Our onshore focus areas include the Niobrara in the Denver-Julesburg Basin and the Wolfcamp and Bone Springs in the Delaware Basin, as well as several emerging plays. In 2015, we drilled 21 unconventional wells in the Delaware Basin. We continue to assess and appraise this and other unconventional opportunities.

Facilities

Freeport LNG Terminal

In July 2013, we agreed with Freeport LNG Development, L.P. to terminate our long-term agreement to use 0.9 billion cubic feet per day of regasification capacity at Freeport’s 1.5 billion cubic-feet-per-day LNG receiving terminal in Quintana, Texas. The termination agreement conditions were satisfied in 2014. Our terminal regasification capacity has been reduced from 0.9 billion cubic feet per day to 0.4 billion cubic feet per day until July 1, 2016, at which time it will be reduced to zero. As a result of this transaction, we anticipate saving approximately $50 to $60 million per year in costs over the next 17 years. For additional information, see Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements.

Golden Pass LNG Terminal

We have a 12.4 percent ownership interest in the Golden Pass LNG Terminal and affiliated Golden Pass Pipeline, with a combined net book value of approximately $273 million at December 31, 2015. It is located adjacent to the Sabine-Neches Industrial Ship Channel northwest of Sabine Pass, Texas. The terminal became commercially operational in May 2011. We hold terminal and pipeline capacity for the receipt, storage and regasification of the LNG purchased from Qatar Liquefied Gas Company Limited (3) (QG3) and the transportation of regasified LNG to interconnect with major interstate natural gas pipelines. Utilization of the terminal has been and is expected to be limited, as market conditions currently favor the flow of LNG to European and Asian markets. As a result, we are evaluating opportunities to optimize the value of the terminal facilities.

Great Northern Iron Ore Properties Trust

We hold the interest in the Great Northern Iron Ore Properties trust (the Trust), a grantor trust that owns mineral and surface interests in the Mesabi Iron Range in northeastern Minnesota and certain other personal property. Pursuant to the terms of the Trust Agreement, the Trust terminated on April 6, 2015. At the end of the wind-down period, documents memorializing our ownership of certain Trust property, including all of the

Trust’s mineral properties and active leases, will be delivered to us. The Trustees currently anticipate the wind-down process, final distribution and dissolution of the Trust will be completed by the end of 2016. At that time, we expect to recognize the fair value of the Trust’s net assets transferred to us.

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

CANADA

Our Canadian operations mainly consist of natural gas fields in western Canada and oil sands developments in the Athabasca Region of northeastern Alberta. In 2015, operations in Canada contributed 21 percent of our worldwide liquids production and 18 percent of our natural gas production.

				2015
	Interest		Operator	Liquids MBD	Natural Gas MMCFD	Bitumen MBD	Total MBOED

Average Daily Net Production
Western Canada	Various	%	Various	38	715	-	157
Surmont	50.0		ConocoPhillips	-	-	13	13
Foster Creek	50.0		Cenovus	-	-	65	65
Christina Lake	50.0		Cenovus	-	-	73	73

Total Canada				38	715	151	308

Western Canada

Our operations in western Canada extend across Alberta and British Columbia. We operate or have ownership interests in approximately 50 natural gas processing plants in the region, and, as of December 31, 2015, held leasehold rights in 3.2 million net acres in western Canada. Our investments in 2015 were focused mainly on opportunities in the following three core development areas:

•	Deep Basin—We hold leasehold rights in 1.4 million net acres in the Deep Basin, located in northwest Alberta and northeast British Columbia. In 2015, Deep Basin achieved average net production of 48 MBOED, and we drilled 13 horizontal wells.
•	Kaybob-Edson—We hold leasehold rights in 0.8 million net acres in the Kaybob-Edson Area, located south of the Deep Basin in west central Alberta. Net production for Kaybob-Edson averaged 45 MBOED in 2015, and we drilled 15 horizontal wells.
•	Clearwater—Located in west central Alberta, south of Kaybob-Edson, we hold 0.9 million net acres of leasehold rights. In 2015, average net production for Clearwater was 40 MBOED, and we drilled 11 horizontal wells.

Assets located outside these development areas are focused on production optimization. In the fourth quarter of 2015, we finalized sales of certain non-core assets in British Columbia, Saskatchewan and Alberta. Production from the assets sold was 27 MBOED, approximately 9 percent of the total Canada segment production in 2015. At December 31, 2015, the company held 0.1 million net acres of leasehold rights in these areas.

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

•	Surmont—The Surmont oil sands leases are located approximately 35 miles south of Fort McMurray, Alberta. Surmont is a 50/50 joint venture with Total S.A. Surmont 2 construction began in 2010, and achieved first production in the third quarter of 2015. Surmont’s gross production capacity is estimated to be 150 MBOED.
•	FCCL— FCCL Partnership, a Canadian upstream general partnership, is a 50/50 heavy oil business venture with Cenovus Energy Inc. FCCL’s assets are operated by Cenovus and include the Foster Creek, Christina Lake and Narrows Lake SAGD bitumen developments. FCCL continues to progress development plans for each of these assets, including near-term completion of phase expansions as detailed below:

¡	Foster Creek

Foster Creek is located approximately 200 miles northeast of Edmonton, Alberta. There are six producing phases at Foster Creek, Phases A through F, with construction continuing on Phase G. Net production at Foster Creek increased approximately 12 MBOED, mainly as a result of a continued ramp up toward full capacity. In the fourth quarter of 2014, FCCL received regulatory approval for Phase J.

¡	Christina Lake

Christina Lake is located approximately 75 miles south of Fort McMurray, Alberta. There are five producing phases at Christina Lake, Phases A through E, with construction continuing on Phase F. In late 2015, an optimization project was completed at Christina Lake that increased gross production capacity to 160 MBOED, with incremental production expected to ramp up during 2016. In the fourth quarter of 2015, regulatory approval was received for Phase H development.

¡	Narrows Lake

Narrows Lake Phase A, was sanctioned in late 2012 and is expected to have 45 MBOED of production capacity; however, construction has been deferred.

Exploration

We hold exploration acreage in four areas of Canada: onshore western Canada, offshore eastern Canada, the Mackenzie Delta/Beaufort Sea Region and the Arctic Islands. Our primary exploration focus is on unconventional plays in western Canada and conventional exploration offshore eastern Canada.

•	Conventional Exploration

During 2014, we entered into a farm-in agreement to acquire a 30 percent nonoperated interest in six exploration licenses covering approximately five million gross acres in the deepwater Shelburne Basin, offshore Nova Scotia. In the fourth quarter of 2015, we spudded the first of two exploration well commitments in offshore Nova Scotia. The second exploration well is anticipated to begin drilling in the second quarter of 2016. In December 2014, we participated in a successful bid for one exploration license covering 0.7 million gross acres located in the Flemish Pass Basin, offshore Newfoundland. In January 2015, we were awarded the license, in which we hold a 30 percent nonoperated interest. Seismic surveys of the subsurface were completed in 2015.

•	Unconventional Exploration

We hold approximately 0.7 million net acres in the emerging Montney, Muskwa, Duvernay and Canol unconventional plays in Alberta, northeastern British Columbia and the Northwest Territories. During 2015, we completed a lease swap and continued to drill exploration and appraisal wells in the Montney play, which extends from British Columbia into Alberta.

In the fourth quarter of 2015, we recorded dry hole expense of $185 million after-tax associated with our Horn River, Northwest Territories, Thornbury and Saleski properties, and an impairment charge of $75 million after-tax for unproved properties in the Duvernay, Thornbury, Saleski and Crow Lake areas.

EUROPE AND NORTH AFRICA

The Europe and North Africa segment consists of operations and exploration activities in Norway, the United Kingdom and Libya. In 2015, operations in Europe and North Africa contributed 14 percent of our worldwide liquids production and 12 percent of natural gas production.

Norway

			2015

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Greater Ekofisk Area	35.1%	ConocoPhillips	57	51	66
Alvheim	20.0	Det norske oljeselskap	9	9	11
Heidrun	24.0	Statoil	12	13	14
Other	Various	Statoil	15	80	28

Total Norway			93	153	119

The Greater Ekofisk Area is located approximately 200 miles offshore Stavanger, Norway in the North Sea, and comprises three producing fields: Ekofisk, Eldfisk and Embla. Crude oil is exported to Teesside, England, and the natural gas is exported to Emden, Germany. Ekofisk South achieved first production in 2013, while Eldfisk II achieved startup in January 2015. Continued development drilling in the Greater Ekofisk Area will contribute additional production over the coming years, as additional wells come online.

The Alvheim development is located in the northern part of the North Sea and consists of a floating production, storage and offloading (FPSO) vessel and subsea installations. Produced crude oil is exported via shuttle tankers, and natural gas is transported to the Scottish Area Gas Evacuation (SAGE) terminal at St. Fergus, Scotland, through the SAGE pipeline.

The Heidrun Field is located in the Norwegian Sea. Produced crude oil is stored in a floating storage unit and exported via shuttle tankers. Part of the natural gas is currently injected into the reservoir for optimization of crude oil production, while the remainder is used as feedstock in a methanol plant in Norway, in which we own an 18 percent interest.

We also have varying ownership interests in five other producing fields in the Norway sector of the North Sea and in the Norwegian Sea, as well as the Aasta Hansteen development. The operator is targeting first gas for Aasta Hansteen by late 2018.

Exploration

ConocoPhillips participated in four nonoperated exploration and appraisal wells in the Oseberg, Visund and Aasta Hansteen areas. Two wells in the Oseberg area were discoveries and were put on production; the others were discoveries currently undergoing evaluation. ConocoPhillips was awarded two new exploration licenses in early 2015, PL044C and PL782S with interests of 41.9 and 40.0 percent, respectively. Two more licenses were awarded in early 2016, PL845 and PL782SB, both with interests of 40.0 percent.

Transportation

We own a 35.1 percent interest in the Norpipe Oil Pipeline System, a 220-mile pipeline which carries crude oil from Ekofisk to a crude oil stabilization and natural gas liquids processing facility in Teesside, England. In November 2015, we sold our 1.9 percent interest in Norwegian Continental Shelf Gas Transportation (Gassled), which owns most of the Norwegian gas transportation infrastructure.

United Kingdom

				2015

	Interest		Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Britannia	58.7%		ConocoPhillips	4	92	19
Britannia Satellites	50.0–83.5	*	ConocoPhillips	10	55	19
J-Area	32.5–36.5		ConocoPhillips	15	87	30
Southern North Sea	Various		Various	-	58	10
East Irish Sea	100.0		HRL	-	29	5
Other	Various		Various	5	1	5

Total United Kingdom				34	322	88

* Does not include partner operated Alder project; first gas due 2016.

Britannia is one of the largest natural gas and condensate fields in the North Sea. We assumed operatorship of Britannia in August 2015, following the acquisition of third party equity in Britannia Operator Limited, which is now wholly owned by ConocoPhillips. Condensate is delivered through the Forties Pipeline to an oil stabilization and processing plant near the Grangemouth Refinery in Scotland, while natural gas is transported through Britannia’s line to St. Fergus, Scotland. The Britannia satellite fields, Callanish and Brodgar, produce via subsea manifolds and pipelines linked to the Britannia platform. Project startups for the Brodgar H3 susbsea tieback, and Enochdhu, a single well tie back to Callanish, were achieved in the first and second quarters of 2015, respectively. These projects increased Britannia’s production in 2015 by 13.8 MBOED net. We are continuing work to hook up the Alder module to the Britannia facilities and anticipate delivery of first gas in 2016. Alder is a high-pressure, high-temperature gas condensate reservoir located in the U.K. Continental Shelf, 17 miles west of the Britannia facilities.

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

We have various ownership interests in several producing gas fields in the Rotliegendes and Carboniferous areas of the Southern North Sea. Decommissioning activity in the Southern North Sea is ongoing, with final production from the Viking transportation system and associated satellites achieved in early 2016. Our interests in the East Irish Sea include the Millom, Dalton and Calder fields, which are operated on our behalf by a third party.

We own a 24 percent interest in the Clair Field, located in the Atlantic Margin. Clair Ridge is the second phase of development for the Clair Field and is comprised of a 36-slot drilling and production facility with a bridge-linked accommodation and utilities platform. The new facilities will tie into existing oil and gas export pipelines to the Shetland Islands. Initial production for Clair Ridge is targeted for 2018.

Exploration

During 2015, we participated in a nonoperated exploration/appraisal well in the Greater Clair area which was a discovery. The discovery is undergoing evaluations for future development. We also drilled one operated exploration well north of the Jasmine Field in the Central Graben which was a dry hole, and were awarded two new licenses in the East Irish Sea.

Transportation

We operate the Teesside oil and Theddlethorpe gas terminals in which we have 29.3 percent and 50 percent ownership interests, respectively. We also have a 100 percent ownership interest in the Rivers Gas Terminal, operated by a third party.

Greenland

Exploration

In 2015, we conducted field-based, metocean studies in Baffin Bay in Block 2011/11 of our operated Qamut license. Additionally, we participated in a 2-D seismic acquisition program and geological and geophysical studies as part of the work program obligation in the nonoperated Avinngaq license. In the fourth quarter of 2015, we initiated the process to assign our participating interest in the Avinngaq license. The process is pending Greenland government approval.

Libya

			2015

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Waha Concession	16.3%	Waha Oil Co.	-	1	-

Total Libya			-	1	-

The Waha Concession consists of multiple concessions and encompasses nearly 13 million gross acres in the Sirte Basin. Our production operations in Libya and related oil exports were interrupted in mid-2013, as a result of the shutdown of the Es Sider crude oil export terminal at the end of July 2013. The Es Sider Terminal briefly reopened in the third quarter of 2014 and production and liftings resumed temporarily; however, further disruptions occurred in December 2014, and production was shut in again. The Es Sider Terminal remained shut in throughout 2015. The 2016 operating and drilling activity is uncertain as a result of the ongoing civil unrest.

ASIA PACIFIC AND MIDDLE EAST

The Asia Pacific and Middle East segment has exploration and production operations in China, Indonesia, Malaysia and Australia; producing operations in Qatar and Timor-Leste; and exploration activities in Brunei. In 2015, operations in the Asia Pacific and Middle East segment contributed 13 percent of our worldwide liquids production and 33 percent of natural gas production.

Australia and Timor Sea

			2015

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Australia Pacific LNG	37.5%	ConocoPhillips/ Origin Energy	-	267	45
Bayu-Undan	56.9	ConocoPhillips	15	253	57
Athena/Perseus	50.0	ExxonMobil	-	35	6

Total Australia and Timor Sea			15	555	108

Australia Pacific LNG

Australia Pacific LNG Pty Ltd (APLNG), our joint venture with Origin Energy Limited and China Petrochemical Corporation (Sinopec), is focused on producing CBM from the Bowen and Surat basins in Queensland, Australia, and converting the CBM into LNG. Natural gas is sold to domestic customers, while LNG is exported. Origin operates APLNG’s upstream production and pipeline system, and we operate the downstream LNG facility, located on Curtis Island near Gladstone, Queensland, as well as the LNG export sales business.

Two fully subscribed 4.5 million tonnes-per-year LNG trains have been sanctioned. Approximately 3,900 net wells are ultimately envisioned to supply both the domestic gas market and the LNG sales contracts. The wells will be supported by gathering systems, central gas processing and compression stations, water treatment facilities, and a new export pipeline connecting the gas fields to the LNG facilities. APLNG Train 1 achieved first LNG in the fourth quarter of 2015 and the first cargo sailed in January 2016. Train 1 LNG is being sold to Sinopec under a 20-year sales agreement for up to 4.3 million metric tonnes of LNG per year. Start-up of the second LNG train is expected to occur in the second half of 2016. The resulting LNG exports from Train 2 will commence shortly thereafter. Sinopec has agreed to purchase an additional 3.3 million metric tonnes of LNG per year through 2035, and Japan-based Kansai Electric Power Co., Inc. has agreed to purchase approximately 1 million metric tonnes of LNG per year for 20 years.

APLNG has an $8.5 billion project finance facility, of which $8.4 billion had been drawn from the facility at December 31, 2015. In connection with the execution of the project financing, we provided a completion guarantee for our pro-rata share of the project finance facility until the project achieves financial completion. For additional information, see Note 4—Variable Interest Entities (VIEs), Note 7—Investments, Loans and Long-Term Receivables, and Note 12—Guarantees, in the Notes to Consolidated Financial Statements.

Bayu-Undan

The Bayu-Undan gas condensate field is located in the Timor Sea Joint Petroleum Development Area between Timor-Leste and Australia. We also operate and own a 56.9 percent interest in the associated Darwin LNG Facility, located at Wickham Point, Darwin.

The Bayu-Undan natural gas recycle facility processes wet gas; separates, stores and offloads condensate, propane and butane; and re-injects dry gas back into the reservoir. In addition, a 310-mile natural gas pipeline connects the facility to the 3.5 million tonnes-per-year capacity Darwin LNG Facility. Produced natural gas is piped to the Darwin LNG Plant, where it is converted into LNG before being transported to international markets. In 2015, we sold 174 billion gross cubic feet of LNG primarily to utility customers in Japan.

The Bayu-Undan Phase Three Development consists of two standalone, subsea horizontal wells tied back to the existing drilling, production and processing platform. The first subsea, horizontal well commenced production in the first quarter of 2015. The well was tied back to the existing drilling, production, and processing platform. A second subsea, horizontal well was drilled, completed, then suspended due to insufficient deliverability to the platform. There are no plans to remediate nor re-drill the well in the near future. A continuation of Phase Three development is being evaluated, and is currently in the preliminary front-end engineering and design phase.

ConocoPhillips served a Notice of Arbitration on the Timor-Leste Minister of Finance in October 2012 for outstanding disputes related to a series of tax assessments. The arbitration hearing was conducted in June 2014. In January 2016, the Government of Timor-Leste and ConocoPhillips reached a settlement of several significant tax disputes. However, we await the Tribunal’s decision with respect to certain unresolved matters. For additional information, see Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

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

We operate two retention leases in the Bonaparte Basin, offshore northern Australia, where we own a 37.5 percent interest in leases NT/RL5 and NT/RL6, containing the Barossa and Caldita discoveries. Three appraisal wells have been drilled to further evaluate the Barossa Field’s potential. The first two wells encountered hydrocarbons and the third was not commercially viable.

•	Unconventional Exploration

In 2015, regulatory approval was received to withdraw from the four exploration permits within the Canning Basin in Western Australia. Prior to withdrawal, we owned a 46 percent working interest in each of the four permits.

Indonesia

			2015

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
South Natuna Sea Block B	40.0%	ConocoPhillips	8	89	23
South Sumatra	45.0–54.0	ConocoPhillips	3	332	58

Total Indonesia			11	421	81

We operate four production sharing contracts (PSCs) in Indonesia: the offshore South Natuna Sea Block B and three onshore PSCs, the Corridor Block and South Jambi “B”, both located in South Sumatra, and Kualakurun in Central Kalimantan. Currently there is production from two of these PSCs: the Corridor Block and South Natuna Sea Block B.

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

Exploration

In 2015, we drilled and subsequently recorded dry hole expense for one exploration well in the Palangkaraya PSC. This PSC was relinquished in the third quarter of 2015. We are also in the process of relinquishing our 80 percent interest in the Warim Block PSC. We have a 60 percent working interest in the new Kualakurun PSC, located in Central Kalimantan, which was signed in May 2015. This block has an area of approximately 2 million gross acres.

Transportation

We are a 35 percent owner of a consortium company that has a 40 percent ownership in PT Transportasi Gas Indonesia, which owns and operates the Grissik to Duri and Grissik to Singapore natural gas pipelines.

China

			2015

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Penglai	49.0%	CNOOC	34	2	34
Panyu	24.5	CNOOC	11	-	11

Total China			45	2	45

The Penglai 19-3, 19-9 and 25-6 fields are located in Bohai Bay Block 11/05. Production from the Phase 1 development of the Penglai 19-3 Field began in 2002. Phase 2 included six additional wellhead platforms and an FPSO vessel, and was fully operational by 2009.

Currently, a project to add a new wellhead platform and up to 62 wells for the development of Penglai 19-9 is progressing per schedule, with first oil expected in 2017.

We sanctioned the Penglai 19-3/19-9 Phase 3 Project in December 2015. This project will consist of three new wellhead platforms and a central processing platform. First oil from Phase 3 is expected in 2018.

The Panyu development, located in Block 15/34 in the South China Sea, is comprised of three oil fields: Panyu 4-2, Panyu 5-1 and Panyu 11-6. The PSC for the block is scheduled to expire in September 2018, at which time we will relinquish all working interest in the block.

Exploration

In 2015, we participated in two successful appraisal wells in the Penglai fields, which will be used to support future development plans.

Malaysia

			2015

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Siakap North-Petai	21.0%	Murphy	4	2	4
Gumusut	29.0	Shell	25	-	25
KBB	30.0	KPOC	-	4	1

Total Malaysia			29	6	30

We own interests in four deepwater PSCs in Malaysia. Three are located off the eastern Malaysian state of Sabah: Block G, Block J and the Kebabangan Cluster (KBBC). Our fourth PSC, deepwater Block 3E, is located off the Malaysian state of Sarawak.

Block G

We have a 21 percent interest in the unitized Siakap North-Petai oil field, which began producing in the first quarter of 2014 and reached its estimated net annual peak production of 5 MBOED in 2015. Development of the Malikai oil field is underway with first production anticipated in 2017. We own a 35 percent interest in the Malikai and Pisagan discoveries.

Block J

First production for Gumusut occurred from an early production system in 2012. Production from a permanent, semi-submersible floating production vessel was achieved in October 2014, with estimated net annual peak production of 32 MBOED anticipated in 2016. Unitization of the Gumusut Field with Brunei was recorded in 2014 and reduced our ownership interest from 33 percent to an initial 29 percent. A final ownership split is expected to be agreed in 2016.

We own a 40 percent interest in the Limbayong discovery. The Limbayong-2 appraisal well, located approximately seven miles from Gumusut, was drilled in 2013 and resulted in an oil discovery. Development options are being evaluated.

KBBC

We own a 30 percent interest in the KBBC PSC. Development of the KBB gas field commenced in 2011, and first production was achieved in November 2014. Gas sales are currently constrained due to repairs on a third party pipeline. Estimated net annual peak production of 26 MBOED is expected in 2018. Kamunsu East is being evaluated for development options.

Exploration

We relinquished our 40 percent operating interest in SB-311, an exploration block encompassing 259,000 gross acres offshore Sabah, in December 2015. Both wells drilled in 2015 as part of our two-well commitment program were expensed as dry holes in the second and third quarters of 2015.

We own a 50 percent operating interest in deepwater Block 3E, which encompasses approximately 480,000 gross acres offshore Sarawak. Seismic processing was completed in 2015 and drilling is planned for 2016-2017.

Bangladesh

Exploration

In 2014, we relinquished our interest in two deepwater blocks in the Bay of Bengal, Blocks 10 and 11. In 2015, we also opted not to pursue our interest in three adjoining deepwater blocks and exited operations in Bangladesh.

Brunei

Exploration

We have a 6.25 percent working interest in the deepwater Block CA-2 PSC, which has an exploration period through December 2018. Exploration has been ongoing since September 2011, with natural gas discovered at the Kelidang NE-1 and Keratau-1 wells in 2013 and at the Keratau SW-1 well in 2015. Evaluation of the results is ongoing.

Myanmar

Exploration

In 2014, we were awarded deepwater Block AD-10 in the 2013 Myanmar offshore oil and gas bidding round. We signed the PSC in the second quarter of 2015, and in the third quarter we initiated the process to assign our participating interest to the operator, pending Myanmar government approval.

Qatar

			2015

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
		Qatargas Operating
QG3	30.0%	Company Limited	21	371	83

Total Qatar			21	371	83

QG3 is an integrated development jointly owned by Qatar Petroleum (68.5 percent), ConocoPhillips (30 percent) and Mitsui & Co., Ltd. (1.5 percent). QG3 consists of upstream natural gas production facilities, which produce approximately 1.4 billion gross cubic feet per day of natural gas from Qatar’s North Field over a 25 year life, in addition to a 7.8 million gross tonnes-per-year LNG facility. LNG is shipped in leased LNG carriers destined for sale globally.

QG3 executed the development of the onshore and offshore assets as a single integrated development with Qatargas 4 (QG4), a joint venture between Qatar Petroleum and Royal Dutch Shell plc. This included the joint development of offshore facilities situated in a common offshore block in the North Field, as well as the construction of two identical LNG process trains and associated gas treating facilities for both the QG3 and QG4 joint ventures. Production from the LNG trains and associated facilities is combined and shared.

OTHER INTERNATIONAL

The Other International segment includes exploration activities in Colombia, Angola and Senegal. In the fourth quarter of 2015, we exited our operations in Russia. During 2015, operations in Other International contributed less than 1 percent of our worldwide liquids production.

Russia

			2015

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Polar Lights	50.0%	Polar Lights Co.	4	-	4

Total Russia			4	-	4

Polar Lights

In the fourth quarter of 2015, we completed the sale of our 50 percent interest in the Polar Lights Company, an entity which has developed several fields in the Timan-Pechora Basin in northern Russia.

Angola

Exploration

We have a 50 percent operating interest in Block 36 and a 30 percent operating interest in Block 37, both of which are located in Angola’s subsalt play trend. The two blocks total approximately 2.5 million gross acres and each block was awarded with a two-well work program commitment. We secured a rig for a four-well commitment program and commenced drilling in the second quarter of 2014. In November 2014, we plugged and abandoned the Kamoxi-1 exploration well, located in Block 36 offshore Angola, as a dry hole. We also subsequently plugged and abandoned the Omosi-1 and Vali-1 wells as dry holes in adjacent Block 37 in the first and second quarters of 2015, respectively, and recorded an after-tax impairment of $75 million associated with our Angola Block 37 leasehold in the second quarter of 2015. In the fourth quarter of 2015, we recorded $335 million in after-tax charges for the impairment, dry hole costs and future potential obligations associated with our Angola Block 36 leasehold. The Athena drilling rig, secured for our four-well commitment program, was mobilized to Senegal in October.

Senegal

Exploration

We have a 35 percent working interest in three exploration blocks offshore Senegal. In October 2014, we discovered a working petroleum system at the FAN-1 exploration well. In addition, in November 2014 we confirmed oil was discovered in the SNE-1 well, the second of the two-well program. We spud the SNE-2 and SNE-3 appraisal wells in the fourth quarter of 2015. We have the option to become operator of the project if it advances to development.

Azerbaijan

Transportation

The Baku-Tbilisi-Ceyhan (BTC) Pipeline transports crude oil from the Caspian Region through Azerbaijan, Georgia and Turkey for tanker loadings at the port of Ceyhan. In the fourth quarter of 2015, we finalized the sale of our 2.5 percent interest in BTC.

Poland

Exploration

In the second quarter of 2015, we decided not to conduct further activity on our three Baltic Basin concessions, which encompassed approximately 500,000 gross acres. As a result, we recorded an after-tax impairment of $32 million, net of other deductions.

Colombia

Unconventional Exploration

We have an 80 percent operated interest in the Middle Magdalena Basin block VMM-3. The block extends over 66,649 net acres and contains the Picoplata-1, which completed drilling in 2015. Continued evaluation and testing of the well is planned in 2016.

We hold 70 percent nonoperated interests in the deep rights in the Santa Isabel Block in the Middle Magdalena Basin, which covers approximately 71,000 net acres. We also hold a 30 percent nonoperated interest in the VMM27 and VMM28 blocks, in the Middle Magdalena Basin, which are currently in the process of being relinquished.

Chile

Exploration

In the fourth quarter of 2015, we received approval from the Chilean government to become a 5 percent interest holder in the Coiron Block. Empresa Nacional del Petroleo holds the remaining 95 percent interest and is the operator of the block.

Venezuela

In October 2014, we filed for arbitration under the rules of the International Chamber of Commerce (ICC) against Petroleos de Venezuela (PDVSA), the Venezuela state oil company, for contractual compensation related to the Petrozuata and Hamaca heavy crude oil projects. The ICC arbitration is a separate and independent legal action from the investment treaty arbitration against the government of Venezuela, which is currently proceeding before an arbitral tribunal under the World Bank’s International Centre for Settlement for Investment Disputes (ICSID). The ICSID Tribunal is determining the damages owed to ConocoPhillips as a result of Venezuela’s unlawful expropriation of ConocoPhillips’ significant oil investments in the Petrozuata and Hamaca heavy crude oil projects and the offshore Corocoro development project in June 2007. For additional information, see Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

Ecuador

In December 2012, an ICSID Tribunal issued a decision on liability in favor of Burlington Resources, Inc., a wholly owned subsidiary of ConocoPhillips, finding that Ecuador’s seizure of Blocks 7 and 21 was an unlawful expropriation in violation of the Ecuador-U.S. Bilateral Investment Treaty. An additional arbitration phase to determine the damages owed to ConocoPhillips for Ecuador’s actions and to address Ecuador’s counterclaims followed the decision on liability and we are now waiting for the Tribunal’s award. For additional information, see Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

Discontinued Operations

See Note 3—Discontinued Operations, in the Notes to Consolidated Financial Statements, for information regarding our discontinued operations.

OTHER

Marketing Activities

Our Commercial organization manages our worldwide commodity portfolio, which mainly includes natural gas, crude oil, bitumen, natural gas liquids and LNG. Marketing activities are performed through offices in the United States, Canada, Europe and Asia. In marketing our production, we attempt to minimize flow disruptions, maximize realized prices and manage credit-risk exposure. Commodity sales are generally made at prevailing market prices at the time of sale. We also purchase and sell third-party volumes to better position the company to satisfy customer demand while fully utilizing transportation and storage capacity.

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

LNG

LNG marketing efforts are focused on equity LNG production facilities located in Alaska, Australia, and Qatar. LNG is primarily sold under long-term contracts with prices based on market indices.

Energy Partnerships

Marine Well Containment Company

We are a founding member of the Marine Well Containment Company (MWCC), a non-profit organization formed in 2010, which provides well containment equipment and technology in the deepwater U.S. Gulf of Mexico. In January 2015, MWCC announced acceptance of its expanded containment system (ECS). The ECS complements the capabilities and capacities put into place with its interim containment system, which the industry has been relying on since 2011. Equipment from both systems has been combined to form MWCC’s containment system, which meets the U.S. Bureau of Safety and Environmental Enforcement requirements for a subsea well containment system that can respond to a deepwater well control incident in the U.S. Gulf of Mexico.

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

Oil Spill Response Removal Organizations (OSROs)

We maintain memberships in several OSROs across the globe as a key element of our preparedness program in addition to internal response resources. Many of the OSROs are not-for-profit cooperatives owned by the member companies wherein we may actively participate as a member of the board of directors, steering committee, work group or other supporting role. Globally, our primary OSRO is Oil Spill Response Ltd. based in the U.K., with facilities in several other countries and the ability to respond anywhere in the world. In North America, our primary OSROs include the Marine Spill Response Corporation for the continental U.S. and Alaska Clean Seas and Ship Escort/Response Vessel System for the Alaska North Slope and Prince

William Sound, respectively. We are also a member of the Cook Inlet Spill Prevention and Response, Inc. Internationally, we maintain memberships in various regional OSROs including the Norwegian Clean Seas Association for Operating Companies, Australian Marine Oil Spill Center and Petroleum Industry of Malaysia Mutual Aid Group.

Technology

Our Technology organization has several technology programs, which focus on areas to support our business growth plans: developing unconventional reservoirs, producing oil sands and heavy oil economically with fewer emissions, improving the economic efficiency of our LNG and other gas solutions technologies, increasing recoveries from our legacy fields, and implementing sustainability measures.

Our Optimized Cascade® LNG liquefaction technology business continues to be successful with the demand for new LNG plants. The technology has been licensed for use in 25 LNG trains around the world, with feasibility studies ongoing for additional trains.

RESERVES

We have not filed any information with any other federal authority or agency with respect to our estimated total proved reserves at December 31, 2015. No difference exists between our estimated total proved reserves for year-end 2014 and year-end 2013, which are shown in this filing, and estimates of these reserves shown in a filing with another federal agency in 2015.

DELIVERY COMMITMENTS

We sell crude oil and natural gas from our producing operations under a variety of contractual arrangements, some of which specify the delivery of a fixed and determinable quantity. Our Commercial organization also enters into natural gas sales contracts where the source of the natural gas used to fulfill the contract can be the spot market or a combination of our reserves and the spot market. Worldwide, we are contractually committed to deliver approximately 2.5 trillion cubic feet of natural gas, including approximately 430 billion cubic feet related to the noncontrolling interests of consolidated subsidiaries, and 230 million barrels of crude oil in the future. These contracts have various expiration dates through the year 2028. We expect to fulfill the majority of these delivery commitments with proved developed reserves. In addition, we anticipate using proved undeveloped reserves and spot market purchases to fulfill any remaining commitments. See the disclosure on “Proved Undeveloped Reserves” in the “Oil and Gas Operations” section following the Notes to Consolidated Financial Statements, for information on the development of proved undeveloped reserves.

COMPETITION

We compete with private, public and state-owned companies in all facets of the E&P business. Some of our competitors are larger and have greater resources. Each of our segments is highly competitive, with no single competitor, or small group of competitors, dominating.

We compete with numerous other companies in the industry, including state-owned companies, to locate and obtain new sources of supply and to produce oil, bitumen, natural gas liquids and natural gas in an efficient, cost-effective manner. Based on statistics published in the September 7, 2015, issue of the Oil and Gas Journal, we were the third-largest U.S.-based oil and gas company in worldwide liquids and natural gas production and reserves in 2014. We deliver our production into the worldwide commodity markets. Principal methods of competing include geological, geophysical and engineering research and technology; experience and expertise; economic analysis in connection with portfolio management; and safely operating oil and gas producing properties.

GENERAL

At the end of 2015, we held a total of 1,012 active patents in 58 countries worldwide, including 387 active U.S. patents. During 2015, we received 46 patents in the United States and 85 foreign patents. Our products and processes generated licensing revenues of $271 million in 2015. The overall profitability of any business segment is not dependent on any single patent, trademark, license, franchise or concession.

Company-sponsored research and development activities charged against earnings were $222 million, $263 million and $258 million in 2015, 2014 and 2013, respectively.

Health, Safety and Environment

Our Health, Safety and Environment (HSE) organization provides tools and support to our business units and staff groups to help them ensure world class health, safety and environmental performance. The framework through which we safely manage our operations, the HSE Management System Standard, emphasizes process safety, risk management, emergency preparedness and environmental performance, with an intense focus on process and occupational safety. In support of the goal of zero incidents, HSE milestones and criteria are established annually to drive strong safety performance. Progress toward these milestones and criteria are measured and reported. HSE audits are conducted on business functions periodically, and improvement actions are established and tracked to completion. We also have detailed processes in place to address sustainable development in our economic, environmental and social performance. Our processes, related tools and requirements focus on water, biodiversity and climate change, as well as social and stakeholder issues.

The environmental information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 62 through 66 under the captions “Environmental” and “Climate Change” is incorporated herein by reference. It includes information on expensed and capitalized environmental costs for 2015 and those expected for 2016 and 2017.

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

Prices for crude oil, bitumen, natural gas, natural gas liquids and LNG can fluctuate widely. Globally, prices for crude oil, bitumen, natural gas, natural gas liquids and LNG have recently experienced significant declines from their historic levels during 2013 and 2014, with continued global production increases that have outpaced demand growth, leading to a large observed rise in global inventory. Prices for Brent crude oil, WTI crude oil, Henry Hub natural gas and natural gas liquids in the fourth quarter of 2015 have all declined more than 40 percent when compared with prices in the fourth quarter of 2014, and there are no indications the price declines will reverse themselves in the immediate future.

Our revenues, operating results and future rate of growth are highly dependent on the prices we receive for our crude oil, bitumen, natural gas, natural gas liquids and LNG. The factors influencing these prices are beyond our control. Lower crude oil, bitumen, natural gas, natural gas liquids and LNG prices may have a material adverse effect on our revenues, operating income, cash flows and liquidity and on the amount of dividends we elect to declare and pay on our common stock. Lower prices may also limit the amount of reserves we can produce economically, adversely affecting our ability to maintain our reserve replacement ratio and accelerating the reduction in our existing reserve levels as we continue production from upstream fields.

Significant reductions in crude oil, bitumen, natural gas, natural gas liquids and LNG prices could also require us to reduce our capital expenditures or impair the carrying value of our assets. During 2015, we recognized several impairments, which are described in Note 9—Impairments, in the Notes to Consolidated Financial Statements. If commodity prices remain low relative to their historic levels, and as we continue to optimize our investments and exercise capital flexibility, it is reasonably likely we will incur future impairments to long-lived assets used in operations, investments in nonconsolidated entities accounted for under the equity method and unproved properties. Although it is not reasonably practicable to quantify the impact of any future impairments at this time, our results of operations could be adversely affected as a result.

Our ability to declare and pay dividends is subject to certain considerations.

Dividends are authorized and determined by our Board of Directors in its sole discretion and depend upon a number of factors, including:

•	Cash available for distribution.
•	Our results of operations and anticipated future results of operations.
•	Our financial condition, especially in relation to the anticipated future capital needs of our properties.
•	The level of reserves we establish for future capital expenditures.
•	The level of distributions paid by comparable companies.
•	Our operating expenses.
•	Other factors our Board of Directors deems relevant.

We expect to continue to pay quarterly distributions to our stockholders; however, we bear all expenses incurred by our operations, and our funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to our stockholders. Any downward revision in our distribution could have a material adverse effect on the market price of our common stock.

We may need additional capital in the future, and it may not be available on acceptable terms.

We have historically relied primarily upon cash generated by our operations to fund our operations and strategy, however we have also relied from time to time on access to the debt and equity capital markets for funding. There can be no assurance that additional debt or equity financing will be available in the future on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt. If we are unable to generate sufficient funds from operations or raise additional capital, our growth could be impeded.

In addition, we are regularly evaluated by the major rating agencies based on a number of factors, including our financial strength and conditions affecting the oil and gas industry generally. Due to the significant recent decline in prices for crude oil, bitumen, natural gas, natural gas liquids and LNG, and the expectation that these prices could remain depressed in the near future, the major ratings agencies have indicated they will be conducting a review of the oil and gas industry and the debt ratings for some companies operating in the industry may be downgraded. The results of these actions, including any downgrade in our credit rating, could increase the cost associated with any additional indebtedness we incur.

Our business may be adversely affected by deterioration in the credit quality of, or defaults under our contracts with, third parties with whom we do business.

The operation of our business requires us to engage in transactions with numerous counterparties operating in a variety of industries, including other companies operating in the oil and gas industry. These counterparties may default on their obligations to us as a result of operational failures or a lack of liquidity, or for other reasons, including bankruptcy. Market speculation about the credit quality of these counterparties, or their ability to continue performing on their existing obligations, may also exacerbate any operational difficulties or liquidity issues they are experiencing, particularly as it relates to other companies in the oil and gas industry as a result of the recent significant declines in commodity prices. Any default by any of our counterparties may result in our inability to perform obligations under agreements we have made with third parties or may otherwise adversely affect our business or results of operations. In addition, our rights against any of our counterparties as a result of a default may not be adequate to compensate us for the resulting harm caused or may not be enforceable at all in some circumstances.

Unless we successfully add to our existing proved reserves, our future crude oil, bitumen, natural gas and natural gas liquids production will decline, resulting in an adverse impact to our business.

The rate of production from upstream fields generally declines as reserves are depleted. Except to the extent that we conduct successful exploration and development activities, or, through engineering studies, optimize production performance or identify additional or secondary recovery reserves, our proved reserves will decline materially as we produce crude oil, bitumen, natural gas and natural gas liquids. Accordingly, to the extent we are unsuccessful in replacing the crude oil, bitumen, natural gas and natural gas liquids we produce with good prospects for future production, our business will experience reduced cash flows and results of operations. Any cash conservation efforts we may undertake as a result of commodity price declines may further limit our ability to replace depleted reserves.

Any material change in the factors and assumptions underlying our estimates of crude oil, bitumen, natural gas and natural gas liquids reserves could impair the quantity and value of those reserves.

Our proved reserve information included in this annual report has been derived from engineering estimates prepared by our personnel. Reserve estimation is a process that involves estimating volumes to be recovered from underground accumulations of crude oil, bitumen, natural gas and natural gas liquids that cannot be directly measured. As a result, different petroleum engineers, each using industry-accepted geologic and engineering practices and scientific methods, may produce different estimates of reserves and future net cash flows based on the same available data. Any significant future price changes could have a material effect on the quantity and present value of our proved reserves. Any material changes in the factors and assumptions underlying our estimates of these items could result in a material negative impact to the volume of reserves reported or could cause us to incur impairment expenses on property associated with the production of those reserves. Future reserve revisions could also result from changes in, among other things, governmental regulation. In addition to changes in the quantity and value of our proved reserves, the amount of crude oil, bitumen, natural gas and natural gas liquids that can be obtained from any proved reserve may ultimately be different from those estimated prior to extraction.

We expect to continue to incur substantial capital expenditures and operating costs as a result of our compliance with existing and future environmental laws and regulations. Likewise, future environmental laws and regulations, such as limitations on greenhouse gas emissions, may impact or limit our current business plans and reduce demand for our products.

Our businesses are subject to numerous laws and regulations relating to the protection of the environment. These laws and regulations continue to increase in both number and complexity and affect our operations with respect to, among other things:

•	The discharge of pollutants into the environment.
•	Emissions into the atmosphere, such as nitrogen oxides, sulfur dioxide, mercury and greenhouse gas emissions.
•	Carbon taxes.
•	The handling, use, storage, transportation, disposal and cleanup of hazardous materials and hazardous and nonhazardous wastes.
•	The dismantlement, abandonment and restoration of our properties and facilities at the end of their useful lives.
•	Exploration and production activities in certain areas, such as offshore environments, arctic fields, oil sands reservoirs and tight oil plays.

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

Although our business operations are designed and operated to accommodate expected climatic conditions, to the extent there are significant changes in the Earth’s climate, such as more severe or frequent weather conditions in the markets we serve or the areas where our assets reside, we could incur increased expenses, our operations could be materially impacted, and demand for our products could fall. Demand for our products may also be adversely affected by conservation plans and efforts undertaken in response to global climate change, including plans developed in connection with the recent Paris climate conference in December 2015. Many governments also provide, or may in the future provide, tax advantages and other subsidies to support the use and development of alternative energy technologies. Our operations and the demand for our products could be materially impacted by the development and adoption of these technologies.

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

Local political and economic factors in international markets could have a material adverse effect on us. Approximately 54 percent of our hydrocarbon production from continuing operations was derived from production outside the United States in 2015, and 61 percent of our proved reserves, as of December 31, 2015, was located outside the United States. We are subject to risks associated with operations in international markets, including changes in foreign governmental policies relating to crude oil, natural gas, bitumen, natural gas liquids or LNG pricing and taxation, other political, economic or diplomatic developments, changing political conditions and international monetary fluctuations. In particular, some countries where we operate lack well-developed legal systems or have not adopted clear legal and regulatory frameworks for oil and gas exploration and production. This lack of legal certainty exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as expropriations.

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

The scope and nature of our operations present a variety of significant hazards and risks, including operational hazards and risks such as explosions, fires, crude oil spills, severe weather, geological events, labor disputes, terrorist attacks, sabotage, civil unrest or cyber attacks. Our operations may also be adversely affected by unavailability, interruptions or accidents involving services or infrastructure required to develop, produce, process or transport our production, such as contract labor, drilling rigs, pipelines, railcars, tankers, barges or other infrastructure. Our operations are subject to the additional hazards of pollution, releases of toxic gas and other environmental hazards and risks. Activities in deepwater areas may pose incrementally greater risks because of complex subsurface conditions such as higher reservoir pressures, water depths and metocean conditions. All such hazards could result in loss of human life, significant property and equipment damage, environmental pollution, impairment of operations, substantial losses to us and damage to our reputation. Further, our business and operations may be disrupted if we do not respond, or are perceived not to respond, in an appropriate manner to any of these hazards and risks or any other major crisis or if we are unable to efficiently restore or replace affected operational components and capacity.

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

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the fourth quarter of 2015, as well as matters previously reported in our 2014 Form 10-K and our first-, second- and third-quarter 2015 Form 10-Qs that were not resolved prior to the fourth quarter of 2015. Material developments to the previously reported matters have been included in the descriptions below. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were to be decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to SEC regulations.

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

Matters Previously Reported—Phillips 66

In October 2007, ConocoPhillips received a Complaint from the U.S. Environmental Protection Agency (EPA) alleging violations of the Clean Water Act related to a 2006 oil spill at the Phillips 66 Bayway Refinery and proposing a penalty of $156,000.

On May 19, 2010, the Phillips 66 Lake Charles Refinery received a Consolidated Compliance Order and Notice of Potential Penalty from the Louisiana Department of Environmental Quality (LDEQ) alleging various violations of applicable air emission regulations, as well as certain provisions of the consent decree in Civil Action No. H-01-4430. In July 2014, Phillips 66 resolved the consent decree issues and in January 2016, an agreement was reached with LDEQ to resolve the remaining allegations.

On October 15, 2012, the Bay Area Air Quality Management District (Bay Area AQMD) issued a $313,000 demand to settle 13 other Notice of Violation (NOV) issued in 2010 and 2011 with respect to alleged violations of regulatory and/or permit requirements at the Phillips 66 Rodeo Refinery.

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

On July 7, 2014, Phillips 66 received an NOV from the U.S. EPA alleging various flaring-related violations between 2009 and 2013 at the Phillips 66 Wood River Refinery. ConocoPhillips is not a named party in the NOV and we will therefore no longer report this matter.

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position Held	Age*

Janet L. Carrig	Senior Vice President, Legal, General Counsel and Corporate Secretary	58

Ellen R. DeSanctis	Vice President, Investor Relations and Communications	59

Matt J. Fox	Executive Vice President, Exploration and Production	55

Alan J. Hirshberg	Executive Vice President, Technology and Projects	54

Ryan M. Lance	Chairman of the Board of Directors and Chief Executive Officer	53

Andrew D. Lundquist	Senior Vice President, Government Affairs	55

James D. McMorran	Vice President, Human Resources, Real Estate and Facilities Services	58

Glenda M. Schwarz	Vice President and Controller	50

Jeff W. Sheets	Executive Vice President, Finance and Chief Financial Officer	58

Don E. Wallette, Jr.	Executive Vice President, Commercial, Business Development and Corporate Planning	57

*On February 15, 2016.

There are no family relationships among any of the officers named above. Each officer of the company is elected by the Board of Directors at its first meeting after the Annual Meeting of Stockholders and thereafter as appropriate. Each officer of the company holds office from the date of election until the first meeting of the directors held after the next Annual Meeting of Stockholders or until a successor is elected. The date of the next annual meeting is May 10, 2016. Set forth below is information about the executive officers.

Janet L. Carrig was appointed Senior Vice President, Legal, General Counsel and Corporate Secretary in 2007.

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

James D. McMorran was appointed Vice President, Human Resources, Real Estate and Facilities Services in August 2015. Prior to that, he served as Manager, Compensation and Benefits, since 2004.

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

On February 16, 2016, Jeff W. Sheets announced his decision to retire as Executive Vice President, Finance and Chief Financial Officer. Mr. Sheets will remain in his position as Executive Vice President, Finance and Chief Financial Officer until April 1, 2016, and following that will remain an employee through May 31, 2016, to provide support during the transition of his responsibilities.

In connection with Mr. Sheets’ retirement, at a meeting held on February 16 and 17, 2016, the Board of Directors approved the following changes to our executive leadership team to become effective April 1, 2016:

•	Don E. Wallette, Jr. will become Executive Vice President, Finance, Commercial and Chief Financial Officer.
•	Al J. Hirshberg will become Executive Vice President, Production, Drilling and Projects.
•	Matt Fox will become Executive Vice President, Strategy, Exploration and Technology.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Prices and Cash Dividends Per Share

ConocoPhillips’ common stock is traded on the New York Stock Exchange, under the symbol “COP.”

	Stock Price
	High	Low	Dividends

2015
First	$70.11	60.57	0.73
Second	69.72	60.86	0.73
Third	61.51	41.10	0.74
Fourth	57.24	44.56	0.74

2014
First	$70.99	62.74	0.69
Second	86.43	69.33	0.69
Third	87.09	75.92	0.73
Fourth	76.52	60.84	0.73

Closing Stock Price at December 31, 2015			$46.69
Closing Stock Price at January 31, 2016			$39.08
Number of Stockholders of Record at January 31, 2016*			52,394

*In determining the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency listing.

The declaration of dividends is subject to the discretion of our Board of Directors, and may be affected by various factors, including our future earnings, financial condition, capital requirements, levels of indebtedness, credit ratings and other considerations our Board of Directors deems relevant. Our Board of Directors has adopted a quarterly dividend declaration policy providing that the declaration of any dividends will be determined quarterly by the Board of Directors taking into account such factors as our business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio.

On February 4, 2016, we announced that our Board of Directors approved a reduction in the quarterly dividend to $0.25 per share, compared with the previous quarterly dividend of $0.74 per share. The dividend is payable on March 1, 2016 to stockholders of record at the close of business on February 16, 2016.

Issuer Purchases of Equity Securities

During 2015, there were no active share repurchase programs and no repurchases of common stock from employees in connection with the company’s broad-based employee incentive programs.

Item 6.     SELECTED FINANCIAL DATA

	Millions of Dollars Except Per Share Amounts
	2015	2014	2013	2012	2011

Sales and other operating revenues	$29,564	52,524	54,413	57,967	64,196
Income (loss) from continuing operations	(4,371)	5,807	8,037	7,481	7,188
Per common share
Basic	(3.58)	4.63	6.47	5.95	5.18
Diluted	(3.58)	4.60	6.43	5.91	5.14
Income from discontinued operations	-	1,131	1,178	1,017	5,314
Net income (loss)	(4,371)	6,938	9,215	8,498	12,502
Net income (loss) attributable to ConocoPhillips	(4,428)	6,869	9,156	8,428	12,436
Per common share
Basic	(3.58)	5.54	7.43	6.77	9.04
Diluted	(3.58)	5.51	7.38	6.72	8.97
Total assets	97,484	116,539	118,057	117,144	153,230
Long-term debt	23,453	22,383	21,073	20,770	21,610
Joint venture acquisition obligation—
long-term	-	-	-	2,810	3,582
Cash dividends declared per common share	2.94	2.84	2.70	2.64	2.64

Net income (loss) and Net income (loss) attributable to ConocoPhillips for all periods presented includes income from discontinued operations as a result of the separation of the downstream business, the sale of our interest in Kashagan, and the sales of our Algeria and Nigeria businesses. These factors impact the comparability of this information. For additional information, see Note 3—Discontinued Operations, in the Notes to Consolidated Financial Statements.

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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

ConocoPhillips is the world’s largest independent exploration and production (E&P) company, based on proved reserves and production of liquids and natural gas. Headquartered in Houston, Texas, we have operations and activities in 21 countries. At December 31, 2015, we employed approximately 15,900 people worldwide and had total assets of $97.5 billion. Our stock is listed on the New York Stock Exchange under the symbol “COP.”

Basis of Presentation

Effective November 1, 2015, the Other International and historically presented Europe segments were restructured to align with changes to our internal organization structure. The Libya business was moved from the Other International segment to the historically presented Europe segment, which is now renamed Europe and North Africa. Accordingly, results of operations for the Other International and Europe and North Africa segments have been revised in all periods presented. There was no impact on our consolidated financial statements, and the impact on our segment presentation is immaterial. For additional information, see Note 24—Segment Disclosures and Related Information, in the Notes to Consolidated Financial Statements.

Overview

We are an independent E&P company focused on exploring for, developing and producing crude oil and natural gas globally. Our diverse portfolio primarily includes resource-rich North American unconventional assets and oil sands assets in Canada; lower-risk legacy assets in North America, Europe, Asia and Australia; several major international developments; and an inventory of global conventional and unconventional exploration prospects.

The energy landscape changed dramatically in the past year. Increased supply caused commodity prices to decline substantially. In December 2015, we announced a 2016 operating plan based on $7.7 billion of capital expenditures. This represented a reduction of 24 percent, compared to 2015 actual expenditures, sourced from the completion of several major projects, as well as deferrals, deflation capture and efficiencies across the portfolio.

In response to an outlook of lower prices in 2016 compared to 2015, as well as credit tightening across the industry, we revised our 2016 operating plan in February 2016, reducing our capital expenditures guidance by 17 percent, from $7.7 billion to $6.4 billion. We also reduced our quarterly dividend by 66 percent, to $0.25 per share. These actions, taken to maintain a strong balance sheet, will enable us to continue to deliver an investment offering of a competitive dividend, disciplined growth and financial strength. We also believe these actions position the company for success in a lower, more volatile price environment, with the flexibility to adjust to commodity price movements in the future.

Key Operating and Financial Summary

Significant items during 2015 included the following:

•	Achieved full-year production of 1,589 MBOED; 5 percent production growth from continuing operations, adjusted for Libya, downtime and dispositions.
•	Lowered operating costs year over year.
•	Reduced 2015 capital by 41 percent compared with 2014.
•	Achieved major project startups at APLNG and Surmont 2.
•	Completed additional startups at Eldfisk II, CD5, Drill Site 2S, Enochdhu and the Brodgar H3 subsea tie-back.
•	Announced phased exit from deepwater exploration.
•	Completed approximately $2 billion of non-core asset dispositions across the portfolio.
•	Ended the year with $2.4 billion of cash and cash equivalents.

We accomplished several strategic milestones in 2015. Excluding Libya, our production from continuing operations was 1,589 MBOED, compared with 1,532 MBOED in 2014, a 57 MBOED increase. The production increase was driven by growth from major projects and development programs, as well as improved well performance, partially offset by normal field decline. In 2015, we generated $2 billion from the disposition of certain non-core assets in our portfolio. The full-year 2015 production impact of completed dispositions was 64 MBOED.

In 2015, we reviewed our cost structure and took decisive actions to achieve sustainable operating cost reductions across the company. We targeted a $1 billion reduction in operating costs in 2016, compared with 2014. We reduced headcount, including management positions, to streamline decision-making, increased the autonomy in our business units, captured deflation and adjusted our activity levels, which resulted in achieving our stated target in 2015, a year ahead of schedule. Operating costs include production and operating expense; selling, general and administrative expense; and exploration expense excluding dry hole and leasehold impairment expense.

We generated $7.6 billion in cash from continuing operations in 2015, paid dividends on our common stock of $3.7 billion and ended the year with $2.4 billion in cash and cash equivalents.

Business Environment

In the first half of 2014, strong crude oil prices were supported by geopolitical tensions impacting supplies, as well as global oil demand growth. This was followed by an abrupt decline in prices during the fourth quarter of 2014, as surging production growth from U.S. tight oil and the decision by the Organization of Petroleum Exporting Countries (OPEC) to maintain production outweighed fears of supply disruptions. These developments, combined with slowing global oil demand growth, caused crude oil prices to plummet to near five-year lows at the end of 2014. Prices remained significantly lower throughout 2015, reaching a ten-year quarterly low of $43.67 for Brent crude oil, in the fourth quarter of 2015. Lower 2015 prices contributed to higher demand growth which was overwhelmed by continued production increase and supply surplus. Brent crude oil was $30.69 in January 2016, reflecting an ongoing decline in prices.

The energy industry has periodically experienced this type of extreme volatility due to fluctuating supply-and-demand conditions. Commodity prices are the most significant factor impacting our profitability and related reinvestment of operating cash flows into our business. Among other dynamics that could influence world energy markets and commodity prices are global economic health, supply disruptions or fears thereof caused by civil unrest or military conflicts, actions taken by OPEC, environmental laws, tax regulations, governmental policies and weather-related disruptions. North America’s energy landscape has been transformed from resource scarcity to an abundance of supply, primarily due to advances in technology responsible for the rapid growth of tight oil production, successful exploration and rising production from the Canadian oil sands. Our strategy is to sustainably lower our cost structure and maintain a strong balance sheet and a diverse low cost-of-supply portfolio that can provide the financial flexibility to withstand challenging business cycles.

Operating and Financial Priorities

Other important factors we must continue to manage well in order to be successful include:

•	Maintaining a relentless focus on safety and environmental stewardship. Safety and environmental stewardship, including the operating integrity of our assets, remain our highest priorities, and we are committed to protecting the health and safety of everyone who has a role in our operations and the communities in which we operate. We strive to conduct our business with respect and care for both the local and global environment and systematically manage risk to drive sustainable business growth. Our sustainability efforts in 2015 focused on updating action plans for climate change, biodiversity, water and human rights, as well as revamping public reporting to be more informative, searchable and responsive to common questions. We are committed to building a learning organization using human performance principles as we relentlessly pursue improved Health, Safety and Environment (HSE) and operational performance.

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

•	Exercising our capital flexibility. We participate in a commodity price-driven and capital-intensive industry, with varying lead times from when an investment decision is made to the time an asset is operational and generates cash flow. As a result, we must invest significant capital dollars to explore for new oil and gas fields, develop newly discovered fields, maintain existing fields, and construct pipelines and liquefied natural gas (LNG) facilities. Given our view of greater price volatility, we see benefit in having an inventory of value-preserving, shorter cycle time and low cost-of-supply opportunities in our resource base. In response to weakening commodity prices, we have slowed the pace of certain discretionary investments, including the Eagle Ford and the Bakken, as well as emerging unconventional plays in the Permian, Niobrara and Montney, and plan to fund additional cash calls in our equity affiliates. We retain the flexibility to increase or decrease investment activity without loss of opportunity, and will reassess our near-term investment decisions as necessary. We use a disciplined approach, focused on value maximization, to set our capital plans.

In February 2016, we announced a revised capital budget of $6.4 billion for 2016, a reduction of 37 percent compared with actual capital expenditures of $10.1 billion in 2015. The $3.7 billion reduction primarily reflects lower spending on major projects, deferral of activity primarily in the Lower 48, deflation capture and efficiencies across the portfolio.

•	Portfolio optimization. We continue to optimize our asset portfolio by focusing on low cost-of-supply assets which strategically fit our development plans. In the third quarter of 2015, we announced plans to reduce future capital spending in our deepwater exploration program. As a result, we terminated our Gulf of Mexico deepwater drillship contract with Ensco and impaired certain Gulf of Mexico leases where we decided not to conduct further activity. Additionally, in the fourth quarter of 2015, we recorded dry hole expense and impaired additional leases in the Canada segment due to streamlined capital plans.

In 2015, we generated approximately $2 billion in proceeds from non-core asset dispositions, including the sales of certain western Canadian properties, producing properties in East Texas and North Louisiana, producing properties in South Texas, a certain pipeline and gathering assets in South Texas, and our 50 percent equity method investment in the Russian joint venture, Polar Lights Company. We will continue to evaluate our assets to determine whether they fit our strategic direction and will optimize the portfolio as necessary, directing our capital investments to areas that align with our objectives.

•	Controlling costs and expenses. Controlling operating and overhead costs, without compromising safety and environmental stewardship, is a high priority. We monitor these costs using various methodologies that are reported to senior management monthly, on both an absolute-dollar basis and a per-unit basis. Managing operating and overhead costs is critical to maintaining a competitive position in our industry, particularly in a low commodity price environment.

•	Adding to our proved reserve base. We primarily add to our proved reserve base in three ways:

¡	Successful exploration, exploitation and development of new and existing fields.
¡	Application of new technologies and processes to improve recovery from existing fields.
¡	Acquisition of existing fields.

Proved reserve estimates require economic production based on historical 12-month, first-of-month, average prices and current costs. Therefore, our proved reserves generally decrease as prices decline and increase as prices rise. Additionally, as we undertake cash conservation efforts, our reserve replacement efforts could be delayed thus limiting our ability to replace depleted reserves. Low commodity prices and reduced capital expenditures in 2015 adversely affected our reported year-end proved reserves. In 2015, our organic reserve replacement excluding the impact of sales and purchases was 10 percent. In the five years ended December 31, 2015, our organic reserve replacement was 117 percent, excluding the impact of sales and purchases.

Access to additional resources has become increasingly difficult as commodity prices can make projects uneconomic or unattractive. In addition, prohibition of direct investment in some nations, national fiscal terms, political instability, competition from national oil companies, and lack of access to high-potential areas due to environmental or other regulation may negatively impact our ability to increase our reserve base. As such, the timing and level at which we add to our reserve base may, or may not, allow us to replace our production over subsequent years.

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

•

Developing and retaining a talented work force. We strive to attract, train, develop and retain individuals with the knowledge and skills to implement our business strategy and who support our values and ethics. To this end, we offer university internships across multiple disciplines to attract the best talent and, as needed, recruit experienced hires to maintain a broad range of skills and experience. We promote continued learning, development and technical training through structured development programs designed to enhance the technical and functional skills of our employees.

Other significant factors that can affect our profitability include:

•	Commodity prices. Our earnings and operating cash flows generally correlate with industry price levels for crude oil and natural gas, the prices of which are subject to factors external to the company and over which we have no control. The following graph depicts the average benchmark prices for West Texas Intermediate (WTI) crude oil, Dated Brent crude oil and U.S. Henry Hub natural gas:

Crude oil prices have remained under pressure throughout 2015 due to continued global production increase that has outpaced demand growth, leading to a large observed rise in global inventory. Brent crude oil prices averaged $43.67 per barrel in the fourth quarter of 2015, a decrease of 43 percent compared with $76.27 per barrel in the fourth quarter of 2014. Similarly, WTI crude oil prices declined 43 percent from $73.41 per barrel in the fourth quarter of 2014 to $42.10 per barrel in the same period of 2015.

Henry Hub natural gas prices averaged $2.27 per million British thermal units (MMBTU) in the fourth quarter of 2015, a decrease of 44 percent compared with $4.04 per MMBTU in the fourth quarter of 2014. Natural gas prices remained under pressure as production growth continued and U.S. underground gas storage inventories rose to the top of the five-year range in late 2015.

Natural gas liquids prices were also lower in 2015. Our realized natural gas liquids prices averaged $16.42 per barrel in the fourth quarter of 2015, a decrease of 47 percent compared with $31.07 per barrel in the same quarter of 2014. The expansion in tight oil production has also helped boost supplies of natural gas liquids, resulting in continued downward pressure on natural gas liquids prices in the United States.

Declining global crude oil prices have resulted in the Western Canada Select benchmark price experiencing a 52 percent decline, from $73.60 per barrel in 2014 to $35.21 per barrel in 2015. Consequently, our realized bitumen price experienced a decrease relative to 2014 price levels. Our realized bitumen price was $18.72 per barrel in 2015, a decrease of 66 percent compared with $55.13 in the same period of 2014.

Our total average realized price from continuing operations was $34.34 per barrel of oil equivalent (BOE) in 2015, a decrease of 47 percent compared with $64.59 per BOE in 2014. Our total average realized price was $28.54 per BOE in the fourth quarter of 2015, a decrease of 46 percent compared with $52.88 per BOE in the fourth quarter of 2014. The reduction in the prices reflects lower average realized prices across all commodities.

In recent years, the use of hydraulic fracturing and horizontal drilling in tight oil formations has led to increased industry actual and forecasted crude oil and natural gas production in the United States. Although providing significant short- and long-term growth opportunities for our company, the increased abundance of crude oil and natural gas due to development of tight oil plays could also have adverse financial implications to us, including: an extended period of low commodity prices; production curtailments; delay of plans to develop areas such as unconventional fields or Alaska North Slope natural gas fields; and underutilization of LNG regasification facilities. Should one or more of these events occur, our revenues would be reduced and additional asset impairments might be possible.

Going forward, domestic crude prices should reach a market equilibrium with global crude prices due to the recent overturn of the U.S. crude export bans.

•	Impairments. As mentioned above, we participate in capital-intensive industries. At times, our properties, plants and equipment and investments become impaired when, for example, commodity prices decline significantly for long periods of time, our reserve estimates are revised downward, or a decision to dispose of an asset leads to a write-down to its fair value. We may also invest large amounts of money in exploration which, if exploratory drilling proves unsuccessful, could lead to a material impairment of leasehold values. In 2015, we recorded pre-tax impairments of $2.2 billion for proved properties and an equity method investment and $1.9 billion for unproved properties, compared with $856 million and $562 million in 2014. For additional information on our impairments in 2015, 2014 and 2013, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

•	Effective tax rate. Our operations are located in countries with different tax rates and fiscal structures. Accordingly, even in a stable commodity price and fiscal/regulatory environment, our overall effective tax rate can vary significantly between periods based on the “mix” of pretax earnings within our global operations.

•	Fiscal and regulatory environment. Our operations can be affected by changing economic, regulatory and political environments in the various countries in which we operate, including the United States. Civil unrest or strained relationships with governments may impact our operations or investments. These changing environments have generally negatively impacted our results of operations, and further changes to government fiscal take could have a negative impact on future operations. Our production operations in Libya and related oil exports have been suspended or significantly curtailed since July 2013 due to the closure of the Es Sider crude oil export terminal, and they were also suspended in 2011 during Libya’s period of civil unrest. In 2015, the United Kingdom government enacted tax legislation which reduced our U.K. corporate tax rate by 12 percent, while the Alberta provincial government enacted legislation increasing our overall Canadian corporate tax rate by 2 percent. Our assets in Venezuela and Ecuador were expropriated in 2007 and 2009, respectively. Our management carefully considers these events when evaluating projects or determining the level of activity in such countries.

Outlook

Consistent with our revised 2016 operating plan announced in February 2016, our full-year 2016 production from continuing operations is expected to be flat with 2015 production of 1,525 MBOED, which excludes 64 MBOED for the full-year impact of completed dispositions. First-quarter 2016 production from continuing operations is expected to be 1,540 MBOED to 1,580 MBOED.

Marketing Activities

In line with our objective to continuously optimize our portfolio, we are currently marketing certain non-core assets. We expect to generate up to $1 billion in proceeds annually from asset sales.

Impairments

As a result of lower commodity prices, and as we optimize our investments and exercise capital flexibility, it is reasonably likely we may incur future impairment charges to long-lived assets used in operations, investments in nonconsolidated entities accounted for under the equity method, and unproved properties. Although it is not reasonably practicable to quantify the impact of future impairment charges at this time, our results of operations could be materially adversely affected for the period in which impairment charges are incurred.

Operating Segments

We manage our operations through six operating segments, which are primarily defined by geographic region: Alaska, Lower 48, Canada, Europe and North Africa, Asia Pacific and Middle East, and Other International.

Corporate and Other represents costs not directly associated with an operating segment, such as most interest expense, corporate overhead, certain technology activities, as well as licensing revenues received.

Our key performance indicators, shown in the statistical tables provided at the beginning of the operating segment sections that follow, reflect results from our continuing operations, including commodity prices and production.

RESULTS OF OPERATIONS

Consolidated Results

A summary of the company’s income (loss) from continuing operations by business segment follows:

	Millions of Dollars
Years Ended December 31	2015	2014	2013

Alaska	$4	2,041	2,274
Lower 48	(1,932)	(22)	754
Canada	(1,044)	940	718
Europe and North Africa	409	814	1,297
Asia Pacific and Middle East	(406)	3,008	3,591
Other International	(593)	(100)	223
Corporate and Other	(809)	(874)	(820)

Income (loss) from continuing operations	$(4,371)	5,807	8,037

2015 vs. 2014

Earnings for ConocoPhillips decreased 175 percent in 2015. The decrease was mainly due to lower commodity prices.

In addition, earnings were negatively impacted by:

•	Higher proved property and equity investment impairments, including a $1.5 billion before- and after-tax impairment of our equity investment in APLNG.
•	Higher exploration expenses. Exploration expenses increased mainly as a result of higher unproved property impairments, dry hole costs and other exploration expenses. The increase included after-tax unproved property impairments of $368 million for our Alaska Chukchi Sea leasehold and capitalized interest, $310 million for our Angola Block 36 and 37 Production Sharing Contracts (PSCs), $154 million for multiple Gulf of Mexico leases, and $100 million for various Gila Prospect blocks. Additional after-tax dry hole costs and other expenses resulted from a $185 million charge for several properties in Canada, $137 million for two dry holes in Angola, $111 million for a dry hole in the Gila Prospect in deepwater Gulf of Mexico, and $246 million related to the termination of our drilling contract with Ensco.
•	Higher depreciation, depletion and amortization (DD&A), mainly from increased production and commodity price-driven reserve revisions.
•	Higher restructuring charges and pension settlement expense.

These reductions to earnings were partly offset by higher sales volumes, lower production taxes due to reduced commodity prices, lower operating expenses, a $555 million net deferred tax benefit resulting from a change in the U.K. tax rate in the first quarter of 2015, the absence of a $540 million after-tax loss resulting from the Freeport LNG termination agreement, gain on sale of assets, and higher licensing revenue.

2014 vs. 2013

Earnings for ConocoPhillips decreased 28 percent in 2014. The decrease was mainly due to:

•	Lower crude oil prices.
•	Lower gains from asset sales. Gains realized in 2014 were approximately $70 million after-tax, compared with gains realized in 2013 of $1,132 million after-tax.
•	Higher operating expenses, which included the 2014 recognition of a $540 million after-tax loss resulting from the Freeport LNG termination agreement.

•	Higher impairments. Noncash impairments in 2014 totaled $662 million after-tax, compared with $289 million after-tax in 2013.
•	Higher DD&A expenses, mainly due to higher volumes in the Lower 48 and the United Kingdom, partly offset by lower unit-of-production rates in Canada related to reserve bookings.
•	Higher exploration expenses.

These reductions to earnings were partially offset by higher volumes; lower production taxes, which mainly resulted from higher capital spending, lower prices and lower production volumes in Alaska; and higher natural gas and LNG prices.

Income Statement Analysis

2015 vs. 2014

Sales and other operating revenues decreased 44 percent in 2015, mainly as a result of lower prices across all commodities. Lower prices were partly offset by higher crude oil and LNG sales volumes.

Equity in earnings of affiliates decreased 74 percent in 2015. The decrease was primarily due to lower earnings from FCCL Partnership and Qatar Liquefied Gas Company Limited (3) (QG3), given lower commodity prices, partly offset by higher volumes and lower operational costs.

Gain on dispositions increased by $493 million in 2015. The increase resulted from a $583 million gain from the sales of producing properties in East Texas and North Louisiana, South Texas, and a certain pipeline and gathering assets in South Texas. Gains realized were partly offset by a net loss from the disposition of non-core assets in western Canada. For additional information on gains on dispositions, see Note 6—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements.

Other income decreased 66 percent in 2015, mainly due to the absence of 2014 income related to the resolution of a contingent liability in the Other International segment and a legal arbitration settlement in Asia Pacific and Middle East, respectively.

Purchased commodities decreased 44 percent in 2015, largely as a result of lower natural gas prices and the absence of a $130 million loss in the Lower 48 related to transportation and storage capacity agreements recognized in 2014.

Production and operating expenses decreased 21 percent in 2015, largely due to lower operating expense activity, including reduced turnarounds at our Bayu-Undan Field and Darwin LNG facility, favorable foreign exchange-related impacts, and the absence of an $849 million charge resulting from the Freeport LNG termination agreement in 2014. The decrease in expense was partially offset by restructuring expenses of $206 million in 2015.

Selling, general and administrative (SG&A) expenses increased 30 percent in 2015, primarily due to $407 million in restructuring and pension settlement expenses in 2015, partially offset by lower staff and compensation plan costs.

Exploration expenses increased 105 percent in 2015, mainly as a result of higher unproved property impairments, primarily in Alaska, Angola and the Lower 48. Higher dry hole and other exploration costs, including a $253 million pre-tax expense for wells charged to dry hole in Canada, a $383 million expense related to the termination of our Gulf of Mexico deepwater drillship contract, and a $176 million charge for two wells charged to dry hole in the Gila prospect in the deepwater Gulf of Mexico, also contributed to the increase in exploration expenses. For additional information on leasehold impairments and other exploration expenses, see Note 8—Suspended Wells and Other Exploration Expenses, and Note 9—Impairments, in the Notes to Consolidated Financial Statements.

DD&A increased 9 percent in 2015. The increase was mainly associated with higher production volumes in the Lower 48 and Asia Pacific and Middle East and commodity price-related reserve revisions. The increase was partly offset by reserve additions in the Lower 48.

Impairments increased 162 percent in 2015. For additional information, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Taxes other than income taxes decreased 57 percent in 2015, mainly due to lower production taxes from reduced commodity prices in the Lower 48, Alaska and Asia Pacific and Middle East.

Interest and debt expense increased 42 percent in 2015, primarily due to lower capitalized interest on projects and increased average debt levels in 2015.

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

Gain on dispositions decreased $1,144 million in 2014. Gains realized in 2014 mostly resulted from the disposition of certain properties in western Canada. For additional information on gains realized in prior years, see Note 6—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements.

Production and operating expenses increased 23 percent in 2014, largely due to the $849 million charge resulting from the Freeport LNG termination agreement. Higher drilling and maintenance activity, mostly in the Lower 48, Australia, Alaska and Europe, in addition to the absence of the 2013 benefit of a $142 million accrual reduction related to the Federal Energy Regulatory Commission (FERC) approval of cost allocation (pooling) agreements with the remaining owners of the Trans-Alaska Pipeline System (TAPS), also contributed to the increase. These increases were partly offset by the absence of a $155 million charge in 2013 related to Bohai Bay. For additional information on the Freeport LNG transaction, see Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements.

SG&A expenses decreased 14 percent in 2014, mainly due to the absence of pension settlement expenses.

Exploration expenses increased 66 percent in 2014, mainly as a result of higher impairments of undeveloped leasehold costs, primarily in the Lower 48 and Canada, and higher dry hole costs, mostly associated with the Gulf of Mexico and Angola. For additional information on the leasehold impairments, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

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

Summary Operating Statistics
	2015	2014	2013

Average Net Production
Crude oil (MBD)*	605	595	581
Natural gas liquids (MBD)	156	159	156
Bitumen (MBD)	151	129	109
Natural gas (MMCFD)**	4,060	3,943	3,939

Total Production (MBOED)***	1,589	1,540	1,502

	Dollars Per Unit

Average Sales Prices
Crude oil (per barrel)	$48.26	92.80	103.32
Natural gas liquids (per barrel)	17.79	38.99	41.42
Bitumen (per barrel)	18.72	55.13	53.27
Natural gas (per thousand cubic feet)	3.96	6.57	6.11

	Millions of Dollars

Worldwide Exploration Expenses
General and administrative; geological and geophysical; and lease rentals	$1,127	879	789
Leasehold impairment	1,924	562	175
Dry holes	1,141	604	268

	$4,192	2,045	1,232

Excludes discontinued operations.

*Thousands	of barrels per day.
**Millions	of cubic feet per day. Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.
***Thousands	of barrels of oil equivalent per day.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At December 31, 2015, our continuing operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, Timor-Leste, Indonesia, China, Malaysia and Qatar.

Total production from continuing operations, including Libya, increased 3 percent in 2015. The increase in total average production in 2015 primarily resulted from additional production from major developments, including tight oil plays in the Lower 48; Gumusut in Malaysia; APLNG in Australia; Greater Britannia projects and the J-Area in the U.K.; and the ramp-up of Foster Creek Phase F in Canada. Improved well performance, mostly in the Lower 48, western Canada and Norway, and lower turnaround activity also contributed to higher production in 2015. These increases were largely offset by normal field decline. Adjusted for downtime and dispositions of 13 MBOED, our production from continuing operations, excluding Libya, increased by 70 MBOED, or 5 percent, compared with 2014. Full-year 2015 production from assets sold or under agreement was 64 MBOED.

In 2014, average production from continuing operations increased 3 percent compared with 2013, while average liquids production increased 4 percent. The increase in total average production in 2014 primarily resulted from additional production from major developments, mainly from tight oil plays in the Lower 48 and the ramp up of production from Jasmine in the United Kingdom and Christina Lake in Canada, and increased drilling programs, mostly in the Lower 48, western Canada and Norway. These increases were largely offset by normal field decline, higher planned downtime, shut-in Libya production due to the closure of the Es Sider crude oil export terminal, and unfavorable market impacts. Adjusted for Libya, production from continuing operations increased by 60 MBOED, or 4 percent, compared with 2013.

Alaska

	2015	2014	2013

Income from Continuing Operations (millions of dollars)	$4	2,041	2,274

Average Net Production
Crude oil (MBD)	158	162	178
Natural gas liquids (MBD)	13	13	15
Natural gas (MMCFD)	42	49	43

Total Production (MBOED)	178	183	200

Average Sales Prices
Crude oil (per barrel)	$51.61	97.68	107.83
Natural gas (per thousand cubic feet)	4.33	5.42	4.35

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids, natural gas and LNG. In 2015, Alaska contributed 19 percent of our worldwide liquids production and 1 percent of our natural gas production.

2015 vs. 2014

Alaska reported earnings of $4 million in 2015, compared with earnings of $2,041 million in 2014, mainly due to lower commodity prices and a $368 million after-tax charge in the fourth quarter of 2015 for the impairment of our Chukchi Sea leasehold and capitalized interest. The earnings decrease was partly offset by reduced production taxes resulting from lower commodity prices.

Average production decreased 3 percent in 2015 compared with 2014, primarily due to normal field decline, partly offset by lower planned downtime activity and new production from the Western North Slope, Greater Prudhoe and Greater Kuparuk areas.

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

Lower 48

	2015	2014	2013

Income (Loss) from Continuing Operations (millions of dollars)	$(1,932)	(22)	754

Average Net Production
Crude oil (MBD)	206	188	152
Natural gas liquids (MBD)	94	97	91
Natural gas (MMCFD)	1,472	1,491	1,490

Total Production (MBOED)	545	533	491

Average Sales Prices
Crude oil (per barrel)	$42.62	84.18	93.79
Natural gas liquids (per barrel)	14.01	30.74	31.48
Natural gas (per thousand cubic feet)	2.43	4.29	3.50

The Lower 48 segment consists of operations located in the U.S. Lower 48 states and exploration activities in the Gulf of Mexico. During 2015, the Lower 48 contributed 33 percent of our worldwide liquids production and 36 percent of our natural gas production.

2015 vs. 2014

Lower 48 reported a loss of $1,932 million after-tax in 2015, compared with a loss of $22 million after-tax in 2014. The decrease in earnings was primarily due to:

•	Lower crude oil, natural gas and natural gas liquids prices.
•	Higher DD&A, mostly due to increased crude oil production.
•	Higher exploration expenses
¡	Increased impairment expense in 2015, including after-tax charges of $154 million for certain leases in the Gulf of Mexico and $100 million for various blocks in the Gila Prospect, where we ceased further activity.
¡	A $246 million charge to exploration expense related to the termination of our Gulf of Mexico deepwater drillship contract with Ensco.
¡	Higher dry hole costs, including $111 million associated with two wells in the Gila Prospect in the deepwater Gulf of Mexico.

These decreases were partly offset by the absence of a $545 million after-tax charge resulting from the Freeport LNG termination agreement in 2014; a $368 million after-tax gain from the disposition of certain properties in South Texas, East Texas and Northern Louisiana; higher volumes; lower production taxes; and the absence of a $151 million after-tax impairment charge resulting from reduced volume forecasts on proved properties and the associated undeveloped leasehold costs.

Our average realized prices in the Lower 48 have historically correlated with WTI prices; however, beginning in the second half of 2013, our Lower 48 crude differential versus WTI began to widen. Our 2015 average realized crude oil price of $42.62 per barrel was 13 percent less than WTI of $48.72 per barrel. The differential is driven primarily by local market dynamics in the Gulf Coast, Bakken and the Permian Basin, and may remain relatively wide in the near-term.

Total average production increased 2 percent in 2015 compared with 2014, while average crude oil production increased 10 percent across the same period. The increase was mainly attributable to new production, primarily from Eagle Ford, Bakken and the Permian Basin, partially offset by normal field decline.

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

Canada

	2015	2014	2013

Income (Loss) from Continuing Operations (millions of dollars)	$(1,044)	940	718

Average Net Production
Crude oil (MBD)	12	13	13
Natural gas liquids (MBD)	26	23	25
Bitumen (MBD)	13	12	13
Consolidated operations
Equity affiliates	138	117	96

Total bitumen	151	129	109

Natural gas (MMCFD)	715	711	775

Total Production (MBOED)	308	284	276

Average Sales Prices
Crude oil (per barrel)	$39.52	77.87	79.73
Natural gas liquids (per barrel)	17.02	46.23	47.19
Bitumen (dollars per barrel)	20.13	60.03	55.25
Consolidated operations
Equity affiliates	18.58	54.62	53.00
Total bitumen	18.72	55.13	53.27
Natural gas (per thousand cubic feet)	1.91	4.13	2.92

Our Canadian operations mainly consist of natural gas fields in western Canada and oil sands developments in the Athabasca Region of northeastern Alberta. In 2015, Canada contributed 21 percent of our worldwide liquids production and 18 percent of our worldwide natural gas production.

2015 vs. 2014

Canada operations reported a loss of $1,044 million in 2015, a reduction of $1,984 million compared with 2014. The decrease in earnings was primarily due to:

•	Lower bitumen and natural gas prices.
•	Higher exploration expenses
¡	Higher dry hole costs, including an after-tax charge of $185 million associated with our Horn River, Northwest Territories, Thornbury and Saleski properties.
¡	An after-tax impairment charge of $75 million for undeveloped leasehold in the Duvernay, Thornbury, Saleski and Crow Lake areas.
•	A 2 percent increase in Alberta corporate tax rates on deferred taxes.
•	A $103 million net after-tax loss realized on the disposition of non-core assets in western Canada.

The earnings decrease was partly offset by higher bitumen production volumes; lower operating expenses and DD&A, both primarily from favorable foreign currency impacts; and the absence of the $109 million after-tax impairment of undeveloped leasehold costs associated with the offshore Amauligak discovery, Arctic Islands and other Beaufort properties in 2014.

Total average production increased 8 percent in 2015 compared with 2014, while bitumen production increased 17 percent over the same periods. The increases in total production were mainly attributable to strong well performance in western Canada, lower royalty impacts, strong plant performance at Foster Creek and Christina Lake and the continued ramp-up of production from Foster Creek Phase F. These increases were partly offset by normal field decline and increased unplanned downtime, including the precautionary shut down of Foster Creek for nearby forest fires in the second quarter of 2015.

2014 vs. 2013

Canada earnings increased 31 percent in 2014 compared with 2013, primarily as a result of higher natural gas and bitumen prices, lower DD&A from western Canada and higher bitumen volumes. The lower DD&A mainly resulted from lower unit-of-production rates related to year-end 2013 price-related reserve revisions and lower natural gas production volumes. Earnings in 2014 also included a $47 million tax benefit resulting from a favorable tax settlement. These increases were partly offset by lower gains from asset sales, mainly as a result of the $461 million after-tax gain from the disposition of our Clyden undeveloped oil sands leasehold in 2013, as well as the 2013 recognition of a $224 million tax benefit, related to the favorable tax resolution associated with the sale of certain western Canada properties. Lower natural gas volumes also partially offset the increase in 2014 earnings.

In addition, earnings in 2014 benefitted from lower impairments. Impairments in 2014 were $138 million after-tax and consisted primarily of the $109 million after-tax impairment of unproved properties associated with the offshore Amauligak discovery, Arctic Islands and other Beaufort properties. Impairments in 2013 consisted of the $162 million after-tax impairment of mature natural gas assets in western Canada.

For additional information on asset sales, see Note 6—Assets Held for Sale or Sold, and for additional information on impairments, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Total average production increased 3 percent in 2014 compared with 2013, while bitumen production increased 18 percent over the same period. The continued ramp-up of production from Christina Lake Phase E in FCCL and improved drilling and well performance were partly offset by normal field decline and higher royalty impacts.

Europe and North Africa

	2015	2014	2013

Income from Continuing Operations (millions of dollars)	$409	814	1,297

Average Net Production
Crude oil (MBD)	120	134	139
Natural gas liquids (MBD)	7	8	6
Natural gas (MMCFD)	476	464	441

Total Production (MBOED)	207	219	219

Average Sales Prices
Crude oil (dollars per barrel)	$52.75	98.98	109.96
Natural gas liquids (per barrel)	27.56	52.65	58.36
Natural gas (per thousand cubic feet)	7.14	9.28	10.41

The Europe and North Africa segment consists of producing and exploration operations principally located in the Norwegian and U.K. sectors of the North Sea, the Norwegian Sea, as well as in Libya. In 2015, our Europe and North Africa operations contributed 14 percent of our worldwide liquids production and 12 percent of our natural gas production.

2015 vs. 2014

Earnings for Europe and North Africa operations decreased 50 percent in 2015. The decrease in earnings was primarily due to lower crude oil and natural gas prices. Earnings further decreased due to higher property impairments in the U.K., given lower natural gas prices and increases to asset retirement obligations. The earnings decrease was partly offset by a $555 million net deferred tax benefit as a result of a change in the U.K. tax rate, effective at the beginning of 2015, and an after-tax gain of $49 million realized on the sale of our 1.9 percent interest in Norwegian Continental Shelf Gas Transportation (Gassled).

For additional information on the impairments, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Average production decreased 5 percent in 2015, compared with 2014. The decrease in production was mostly due to normal field decline and lower volumes from Libya, partly offset by the new production from the Greater Britannia Area, the J-Area and the Greater Ekofisk Area, as well as improved well performance in Norway.

The Es Sider Terminal in Libya remained shut in throughout 2015. The 2016 operating and drilling activity in Libya is uncertain as a result of the ongoing civil unrest.

2014 vs. 2013

Earnings for Europe and North Africa decreased 37 percent in 2014 compared with 2013. The reduction in earnings was primarily due to higher DD&A, which mainly resulted from increased production volumes from Jasmine, lower crude oil and natural gas prices, higher taxes, higher impairments, and lower volumes from Libya. Impairments in 2014 were $192 million after-tax, compared with impairments in 2013 of $118 million after-tax. Lower gains from asset dispositions, mostly due to the absence of the $83 million after-tax gain on the disposition of our interest in the Interconnector Pipeline in 2013, also contributed to the decrease in 2014 earnings. These decreases were partly offset by higher volumes, primarily in the U.K., and a $48 million after-tax benefit from a pension-related settlement.

For additional information on the impairments, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Average production was flat in 2014 compared with 2013, as the continued ramp-up of production from Jasmine, the Rivers Acid Plant in the East Irish Sea and Ekofisk South, improved drilling and well performance in Norway and lower planned downtime, were equally offset by normal field decline and the shutdown of the Es Sider crude oil export terminal in Libya.

Asia Pacific and Middle East

	2015	2014	2013

Income (Loss) from Continuing Operations (millions of dollars)	$(406)	3,008	3,591

Average Net Production
Crude oil (MBD)
Consolidated operations	91	79	80
Equity affiliates	14	15	15

Total crude oil	105	94	95

Natural gas liquids (MBD)
Consolidated operations	9	10	12
Equity affiliates	7	8	7

Total natural gas liquids	16	18	19

Natural gas (MMCFD)
Consolidated operations	717	723	709
Equity affiliates	638	505	481

Total natural gas	1,355	1,228	1,190

Total Production (MBOED)	347	317	312

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$49.70	95.32	104.78
Equity affiliates	53.12	99.01	105.44
Total crude oil	50.16	95.92	104.88
Natural gas liquids (dollars per barrel)
Consolidated operations	37.78	69.36	73.82
Equity affiliates	35.79	67.20	73.31
Total natural gas liquids	36.88	68.46	73.63
Natural gas (dollars per thousand cubic feet)
Consolidated operations	6.23	9.80	10.61
Equity affiliates	4.83	9.79	8.98
Total natural gas	5.58	9.80	9.95

The Asia Pacific and Middle East segment has operations in China, Indonesia, Malaysia, Australia, Timor-Leste and Qatar, as well as exploration activities in Brunei. During 2015, Asia Pacific and Middle East contributed 13 percent of our worldwide liquids production and 33 percent of our natural gas production.

2015 vs. 2014

Asia Pacific and Middle East reported a loss of $406 million in 2015, compared with income of $3,008 million in 2014. The decrease in earnings was mainly due to lower prices across all commodities. Earnings in 2015 were further decreased by a $1,502 million before- and after-tax charge for the impairment of our APLNG investment, higher DD&A expense from increased volumes, primarily in Malaysia, and a $41 million after-tax charge for the impairment of our relinquished Palangkaraya PSC. The earnings decrease was partially offset by lower production taxes, increased volumes, as well as lower feedstock costs and reduced turnarounds at our Bayu-Undan Field and Darwin LNG facility.

See the “APLNG” section of Note 7—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for information on the impairment of our APLNG investment included within the Asia Pacific and Middle East segment.

Average production increased 9 percent in 2015, compared with 2014. The production increase was mainly attributable to new production from Gumusut, in Malaysia, which came online in the fourth quarter of 2014; the ramp-up of APLNG production due to additional gas processing facilities online; and infill drilling in China. Production increases were partly offset by normal field decline.

2014 vs. 2013

Asia Pacific and Middle East earnings decreased 16 percent in 2014 compared with 2013. The reduction in earnings was largely due to lower crude oil and natural gas prices; higher operating expenses, mostly as a result of major planned maintenance at our Bayu-Undan Field and Darwin LNG facility in Australia; lower equity earnings, mainly due to increased activity at APLNG in preparation for startup in 2015; and lower sales volumes, primarily crude oil and LNG. These decreases were partially offset by higher LNG prices, higher natural gas volumes and lower taxes. The 2014 benefits from the absence of the $116 million after-tax charge in 2013 related to Bohai Bay and a $30 million after-tax legal settlement in 2014 were offset by the absence of a $146 million after-tax insurance settlement received in 2013, also associated with the Bohai Bay seepage incidents.

Average production increased 2 percent in 2014 compared with 2013. Increased production, mainly from Indonesia, China and Malaysia, was largely offset by normal field decline and major planned maintenance at Bayu-Undan and Darwin LNG.

Other International

	2015	2014	2013

Income (Loss) from Continuing Operations (millions of dollars)	$(593)	(100)	223

Average Net Production
Crude oil (MBD)
Equity affiliates	4	4	4

Total Production (MBOED)	4	4	4

Average Sales Prices
Crude oil (dollars per barrel)
Equity affiliates	37.21	64.14	72.43

The Other International segment includes exploration activities in Colombia, Angola and Senegal. In 2015, Other International contributed less than 1 percent of our worldwide liquids production. In the fourth quarter of 2015, we completed the sale of our 50 percent interest in the Polar Lights Company.

2015 vs. 2014

Other International operations reported a loss of $593 million in 2015, compared with a loss of $100 million in 2014. The decrease in earnings was primarily due to after-tax charges of $235 million, $75 million and $32 million net for property impairments on our Angola Block 36, Angola Block 37 and Poland leasehold, respectively. Earnings were also reduced due to increased dry hole expenses for the Omosi-1 and Vali-1 wells in Angola and the absence of other income of $154 million after-tax associated with the favorable resolution of a contingent liability. The reduction in earnings was partly offset by the absence of the $136 million after-tax charge in 2014 for the Kamoxi-1 exploration well, located offshore Angola; and a $53 million after-tax gain from the disposition of our interest in the Polar Lights Company.

For additional information on the impairments, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Average production was flat in 2015 compared with 2014.

2014 vs. 2013

Other International operations reported a loss of $100 million in 2014, compared with earnings of $223 million in 2013. The decrease was primarily due to the lower gains from asset dispositions, mainly from the absence of the $288 million after-tax gain recognized on the 2013 disposition of our equity investment in Phoenix Park Processors Limited, located in Trinidad and Tobago and higher dry hole expenses, mostly due to the $136 million after-tax charge for the Kamoxi-1 exploration well, located offshore Angola. These reductions were partially offset by the recognition of other income of $154 million after-tax associated with the favorable resolution of a contingent liability.

Average production was flat in 2014 compared with 2013.

Corporate and Other

	Millions of Dollars
	2015	2014	2013

Income (Loss) from Continuing Operations
Net interest	$(518)	(502)	(530)
Corporate general and administrative expenses	(246)	(194)	(213)
Technology	122	(93)	(6)
Other	(167)	(85)	(71)

	$(809)	(874)	(820)

2015 vs. 2014

Net interest consists of interest and financing expense, net of interest income and capitalized interest, as well as premiums incurred on the early retirement of debt. Net interest increased 3 percent in 2015 compared with 2014, primarily as a result of lower capitalized interest on projects completed or sold and increased debt. The 2015 net interest expense increase was largely offset by a $148 million net tax benefit for electing the fair market value method of apportioning interest expense in the United States for prior years.

Corporate general and administrative expenses increased 27 percent in 2015, mainly due to $143 million in after-tax pension settlement expense, partially offset by lower staff and compensation plan costs.

Technology includes our investment in new technologies or businesses, as well as licensing revenues received. Activities are focused on heavy oil and oil sands, unconventional reservoirs, LNG, and subsurface, arctic and deepwater technologies, with an underlying commitment to environmental responsibility. Earnings from Technology were $122 million in 2015, compared with losses of $93 million in 2014. The increase in earnings primarily resulted from higher licensing revenues.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, and other costs not directly associated with an operating segment. “Other” expenses increased by $82 million in 2015, mainly due to $142 million after-tax in restructuring charges and foreign currency translation impacts, partially offset by lower environmental expenses.

2014 vs. 2013

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

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated

	2015	2014	2013

Net cash provided by continuing operating activities	$7,572	16,412	15,856
Net cash provided by discontinued operations	-	157	285
Cash and cash equivalents	2,368	5,062	6,246
Short-term debt	1,427	182	589
Total debt	24,880	22,565	21,662
Total equity	40,082	52,273	52,492
Percent of total debt to capital*	38%	30	29
Percent of floating-rate debt to total debt**	7%	5	8

    *Capital includes total debt and total equity.

  **Includes effect of interest rate swaps in 2013.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Cash generated from continuing operating activities is the primary source of funding. In addition, during 2015 we received $1,952 million in proceeds from asset sales and issued $2,498 million of new fixed and floating rate notes. The primary uses of our available cash were $10,050 million to support our ongoing capital expenditures and investments program; $3,664 million to pay dividends on our common stock; and $103 million to repay debt. During 2015, cash and cash equivalents decreased by $2,694 million, to $2,368 million.

In addition to cash flows from operating activities and proceeds from asset sales, we rely on our commercial paper and credit facility programs and our shelf registration statement to support our short- and long-term liquidity requirements. We believe current cash balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Sources of Capital” section, will be sufficient to meet our funding requirements in the near and long term, including our capital spending program, dividend payments and required debt payments.

Significant Sources of Capital

Operating Activities

During 2015, cash provided by continuing operating activities was $7,572 million, a 54 percent decrease from 2014. The decrease was primarily due to lower prices across all commodities and the absence of the $1.3 billion distribution from FCCL in the first quarter of 2014, partly offset by year-over-year production growth. The distribution from FCCL resulted from our $2.8 billion prepayment of the remaining joint venture acquisition obligation in 2013, which substantially increased the financial flexibility of our 50 percent owned FCCL Partnership. We do not expect this individually significant distribution to recur in the future under current economic conditions. During 2014, cash provided by continuing operations was $16,412 million, compared with $15,856 million in 2013.

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

The level of absolute production volumes, as well as product and location mix, impacts our cash flows. Our 2015 production averaged 1,589 MBOED. We expect 2016 production to be flat with 2015 production of 1,525 MBOED, which excludes 64 MBOED for the full-year impact of completed dispositions. Future production is subject to numerous uncertainties, including, among others, the volatile crude oil and natural gas price environment, which may impact investment decisions; the effects of price changes on production sharing and variable-royalty contracts; acquisition and disposition of fields; field production decline rates; new technologies; operating efficiencies; timing of startups and major turnarounds; political instability; weather-related disruptions; and the addition of proved reserves through exploratory success and their timely and cost-effective development. While we actively manage these factors, production levels can cause variability in cash flows, although generally this variability has not been as significant as that caused by commodity prices.

To maintain or grow our production volumes, we must continue to add to our proved reserve base. Our total reserve replacement in 2015 was negative 19 percent. Excluding the impact of sales and purchases, the organic reserve replacement was 10 percent of 2015 production. Over the five-year period ended December 31, 2015, our reserve replacement was 96 percent (including 54 percent from consolidated operations) reflecting the impact of asset dispositions. Excluding these items and purchases, our five-year organic reserve replacement was 117 percent. The total reserve replacement amount above is based on the sum of our net additions (revisions, improved recovery, purchases, extensions and discoveries, and sales) divided by our production, as shown in our reserve table disclosures. In the event we undertake any cash conservation efforts, our reserve replacement efforts could be delayed thus limiting our ability to replace depleted reserves. For additional information about our 2016 capital budget, see the “2016 Capital Budget” section within “Capital Resources and Liquidity” and for additional information on proved reserves, including both developed and undeveloped reserves, see the “Oil and Gas Operations” section of this report.

As discussed in the “Critical Accounting Estimates” section, engineering estimates of proved reserves are imprecise; therefore, each year reserves may be revised upward or downward due to the impact of changes in commodity prices or as more technical data becomes available on reservoirs. In 2015, revisions decreased reserves, while in 2014 and 2013, revisions increased reserves. It is not possible to reliably predict how revisions will impact reserve quantities in the future.

Investing Activities

Proceeds from asset sales in 2015 were $2.0 billion, primarily from the sales of certain western Canadian properties; producing properties in East Texas and North Louisiana and in South Texas; a certain pipeline and gathering assets in South Texas; and our 50 percent equity method investment in the Russian joint venture, Polar Lights Company. This compares with proceeds of $1.6 billion in 2014, primarily from the sale of our Nigeria upstream affiliates for net proceeds of $1.4 billion, after customary adjustments, inclusive of deposits previously received. For additional information, see Note 3—Discontinued Operations, and Note 6—Assets Held for Sale or Sold, in the Notes to Consolidated Financial Statements. We continue to optimize our asset portfolio by focusing on assets which offer the highest returns and growth potential, while selling non-core assets. For additional information regarding marketing activities, see the “Outlook” section within Management’s Discussion and Analysis.

In May 2015, we liquidated certain deferred compensation investments for proceeds of $267 million, which is included in the “Other” line within “Cash Flows From Investing Activities” on our consolidated statement of cash flows. We do not expect further material liquidations associated with deferred compensation investments. For additional information, see Note 15—Fair Value Measurement, in the Notes to Consolidated Financial Statements. Cash flows from investing activities in 2014 were impacted by the $454 million receipt of the Freeport LNG loan repayment.

Commercial Paper and Credit Facilities

During 2015, we had a revolving credit facility totaling $7.0 billion expiring in June 2019. Our revolving credit facility may be used for direct bank borrowings, for the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper programs. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips or any of its consolidated subsidiaries.

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

Our primary funding source for short-term working capital needs is the ConocoPhillips $6.1 billion commercial paper program. Commercial paper maturities are generally limited to 90 days. We also have the ConocoPhillips Qatar Funding Ltd. $900 million commercial paper program, which is used to fund commitments relating to QG3. At both December 31, 2015 and 2014, we had no direct borrowings or letters of credit issued under the revolving credit facility. Under the ConocoPhillips Qatar Funding Ltd. commercial paper programs, $803 million of commercial paper was outstanding at December 31, 2015, compared with $860 million at December 31, 2014. Since we had $803 million of commercial paper outstanding and had issued no letters of credit, we had access to $6.2 billion in borrowing capacity under our revolving credit facility at December 31, 2015.

In August 2015, Moody’s Investors Service downgraded our senior long-term debt ratings to “A2” from “A1”, with a stable outlook. In February 2016, Standard and Poor’s placed our long-term and short-term corporate credit ratings on CreditWatch with Negative Implications. Due to the recent significant decline in commodity prices and the expectation these prices could remain depressed in the near future, the major ratings agencies have indicated they will be conducting a review of the oil and gas industry. During the first quarter of 2016, the credit ratings for several companies in the oil and gas industry were downgraded, and we expect further downgrades may broadly impact the industry during the first half of 2016. We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, in the event of a further downgrade of our credit rating. If our credit rating were to deteriorate to a level prohibiting us from accessing the commercial paper market, we would still be able to access funds under our revolving credit facility.

Certain of our project-related contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At December 31, 2015 and December 31, 2014, we had direct bank letters of credit of $340 million and $802 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business.

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

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Expenditures” section.

Our debt balance at December 31, 2015, was $24.9 billion, an increase of $2.3 billion from the balance at December 31, 2014, primarily as a result of the May 2015 issuance of $2.5 billion in new fixed and floating rate notes. Our short-term debt balance at December 31, 2015, increased $1.2 billion compared with

December 31, 2014, primarily as a result of the timing of scheduled maturities. We expect to pursue financing options in 2016 to provide additional capital to finance our operations and to partially refinance some of our long-term borrowings, which may include offerings of additional notes from time to time depending on market conditions. For more information, see Note 11—Debt, in the Notes to Consolidated Financial Statements.

We were obligated to contribute $7.5 billion, plus interest, over a 10-year period that began in 2007, to our 50 percent owned FCCL Partnership. In December 2013, we paid the remaining balance of the obligation, which totaled $2,810 million and is included in the “Other” line in the financing activities section of our consolidated statement of cash flows.

In October 2015, we announced a dividend of 74 cents per share. The dividend was paid December 1, 2015, to stockholders of record at the close of business on October 19, 2015. On February 4, 2016, we announced a reduction in the quarterly dividend to 25 cents per share, compared with the previous quarterly dividend of 74 cents per share. We believe this effort will allow us to preserve our balance sheet strength and provide financial flexibility through the current downturn. The dividend will be paid March 1, 2016, to stockholders of record at the close of business on February 16, 2016.

Contractual Obligations

The following table summarizes our aggregate contractual fixed and variable obligations of our continuing operations as of December 31, 2015:

	Millions of Dollars

	Payments Due by Period

	Total	Up to 1 Year	Years 2–3	Years 4–5	After 5 Years

Debt obligations (a)	$24,062	1,365	2,841	4,484	15,372
Capital lease obligations (b)	818	62	99	106	551

Total debt	24,880	1,427	2,940	4,590	15,923

Interest on debt and other obligations	15,120	1,185	2,209	1,792	9,934
Operating lease obligations (c)	2,157	671	575	530	381
Purchase obligations (d)	12,359	5,043	2,040	1,324	3,952
Other long-term liabilities
Pension and postretirement benefit contributions (e)	1,999	414	892	693	-
Asset retirement obligations (f)	9,911	553	1,101	1,006	7,251
Accrued environmental costs (g)	258	39	51	35	133
Unrecognized tax benefits (h)	46	46	(h)	(h)	(h)

Total	$66,730	9,378	9,808	9,970	37,574

(a)	Includes $284 million of net unamortized premiums, discounts and debt issuance costs. See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

(b)	Capital lease obligations are presented on a discounted basis.

(c)	Operating lease obligations are presented on an undiscounted basis.

(d)	Represents any agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, presented on an undiscounted basis. Does not include purchase commitments for jointly owned fields and facilities where we are not the operator.

The majority of the purchase obligations are market-based contracts related to our commodity business. Product purchase commitments with third parties totaled $3,986 million.

Purchase obligations of $6,664 million are related to agreements to access and utilize the capacity of third-party equipment and facilities, including pipelines and LNG and product terminals, to transport, process, treat and store commodities. The remainder is primarily our net share of purchase commitments for materials and services for jointly owned fields and facilities where we are the operator.

(e)	Represents contributions to qualified and nonqualified pension and postretirement benefit plans for the years 2016 through 2020. For additional information related to expected benefit payments subsequent to 2020, see Note 18—Employee Benefit Plans, in the Notes to Consolidated Financial Statements.

(f)	Represents estimated discounted costs to retire and remove long-lived assets at the end of their operations.

(g)	Represents estimated costs for accrued environmental expenditures presented on a discounted basis for costs acquired in various business combinations and an undiscounted basis for all other accrued environmental costs.

(h)	Excludes unrecognized tax benefits of $413 million because the ultimate disposition and timing of any payments to be made with regard to such amounts are not reasonably estimable. Although unrecognized tax benefits are not a contractual obligation, they are presented in this table because they represent potential demands on our liquidity.

Capital Expenditures

	Millions of Dollars

	2015	2014	2013

Alaska	$1,352	1,564	1,140
Lower 48	3,765	6,054	5,210
Canada	1,255	2,340	2,232
Europe and North Africa	1,573	2,540	3,126
Asia Pacific and Middle East	1,812	3,877	3,382
Other International	173	520	265
Corporate and Other	120	190	182

Capital expenditures and investments from continuing operations	10,050	17,085	15,537

Discontinued operations in Kashagan, Nigeria and Algeria	-	59	609
Joint venture acquisition obligation (principal)—Canada*	-	-	772

Capital Program	$10,050	17,144	16,918

*Excludes	$2,810 million prepayment in the fourth quarter of 2013.

Working capital changes associated with investing activities increased cash used in investing activities by $968 million for the year ended December 31, 2015, compared with a decrease of $180 million for the corresponding period of 2014, and an increase of $55 million for the corresponding period of 2013. The increase in cash used in investing activities as of December 31, 2015, is attributable to reduced capital accruals, as compared with December 31, 2014, from lower activity levels in 2015, primarily in the Lower 48 and Canada.

Our capital expenditures and investments from continuing operations for the three-year period ended December 31, 2015, totaled $42.7 billion. The 2015 expenditures supported key exploration and developments, primarily:

•	Oil and natural gas development and exploration activities in the Lower 48, including Eagle Ford, Bakken, and the Permian Basin.
•	Major project expenditures associated with the APLNG joint venture in Australia.
•	Oil sands development, notably at Surmont 2, and ongoing liquids-rich plays in Canada.
•	Alaska activities related to development in the Greater Kuparuk Area, Greater Prudhoe Area and the Western North Slope.
•	In Europe, development activities in the Greater Ekofisk, Aasta Hansteen, Clair Ridge, Jasmine and Greater Britannia areas, and exploration and appraisal activities in the Jasmine and Greater Clair areas.
•	Exploration and appraisal drilling in deepwater Gulf of Mexico.
•	Continued development in Malaysia, Indonesia, China, Timor-Leste and offshore Australia, and exploration and appraisal activity in Malaysia, Indonesia, China and offshore Australia.
•	Exploration activities in Angola and Senegal.

2016 CAPITAL BUDGET

In anticipation of ongoing weak commodity prices in 2016, our capital budget was reduced in February 2016 from the previously announced $7.7 billion to $6.4 billion, a decrease of 37 percent compared with 2015 capital expenditures of $10.1 billion. The reduction in capital relative to 2015 primarily reflects lower major project spending, deflation capture, deferral of activity and efficiency improvements.

We are planning to allocate approximately:

•	34 percent of our 2016 capital expenditures budget to development drilling programs. These funds will focus predominantly on the Lower 48 unconventionals including the Eagle Ford and Bakken, as well as development drilling in Canada, Alaska, the Greater Ekofisk Area, and in legacy assets within Asia Pacific and Middle East.
•	31 percent of our 2016 capital expenditures budget to major projects. These funds will focus on startup of APLNG Train 2, as well as major projects in Alaska, Europe, Malaysia and China.
•	18 percent of our 2016 capital expenditures budget to exploration and appraisal activity. These funds will primarily target the Gulf of Mexico, Senegal, Nova Scotia, and Alaska.
•	17 percent of our 2016 capital expenditures budget to maintain base production and corporate expenditures.

For information on proved undeveloped reserves and the associated costs to develop these reserves, see the “Oil and Gas Operations” section.

Contingencies

A number of lawsuits involving a variety of claims arising in the ordinary course of business have been made against ConocoPhillips. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. With respect to income tax related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain.

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. For information on other contingencies, see “Critical Accounting Estimates” and Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

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

Our legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. Our process facilitates the early evaluation and quantification of potential exposures in individual cases. This process also enables us to track those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, our legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. See Note 19—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information about income tax related contingencies.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2015, there were 14 sites around the United States in which we were identified as a potentially responsible party under CERCLA and comparable state laws.

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

Expensed environmental costs were $485 million in 2015 and are expected to be about $478 million per year in 2016 and 2017. Capitalized environmental costs were $303 million in 2015 and are expected to be about $250 million per year in 2016 and 2017.

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

At December 31, 2015, our balance sheet included total accrued environmental costs of $258 million, compared with $344 million at December 31, 2014, for remediation activities in the U.S., Canada and the U.K. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

Climate Change

There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Examples of legislation or precursors for possible regulation that do or could affect our operations include:

•	European Emissions Trading Scheme (ETS), the program through which many of the European Union (EU) member states are implementing the Kyoto Protocol. Our cost of compliance with the EU ETS in 2015 was approximately $0.4 million (net share pre-tax).
•	In Canada during 2015, the Alberta government amended the regulations of the Climate Change and Emissions Act. The regulations now require any existing facility with emissions equal to or greater than 100,000 metric tonnes of carbon dioxide or equivalent per year to reduce its net emissions intensity from its baseline. The reduction is increasing from the current 12 percent in 2015, to 15 percent in 2016 and to 20 percent in 2017. We also incur a carbon tax for emissions from fossil fuel combustion in our British Columbia operations. The total cost of compliance with these regulations in 2015 was approximately $4.7 million.
•	The U.S. Supreme Court decision in Massachusetts v. EPA, 549 U.S. 497, 127 S.Ct. 1438 (2007), confirming that the EPA has the authority to regulate carbon dioxide as an “air pollutant” under the Federal Clean Air Act.

•	The U.S. EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)), and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, that triggers regulation of GHGs under the Clean Air Act, may trigger more climate-based claims for damages, and may result in longer agency review time for development projects.
•	The U.S. EPA’s announcement on January 14, 2015, outlining a series of steps it plans to take to address methane and smog-forming volatile organic compound emissions from the oil and gas industry. The current U.S. administration has established a goal of reducing the 2012 levels in methane emissions from the oil and gas industry by 40 to 45 percent by 2025.
•	Carbon taxes in certain jurisdictions. Our cost of compliance with Norwegian carbon tax legislation in 2015 was approximately $31 million (net share pre-tax).
•	The agreement reached in Paris in December 2015 at the 21st Conference of the Parties to the United Nations Framework on Climate Change, setting out a new process for achieving global emission reductions.

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

Compliance with changes in laws and regulations that create a GHG emission trading scheme or GHG reduction policies could significantly increase our costs, reduce demand for fossil energy derived products, impact the cost and availability of capital and increase our exposure to litigation. Such laws and regulations could also increase demand for less carbon intensive energy sources, including natural gas. The ultimate impact on our financial performance, either positive or negative, will depend on a number of factors, including but not limited to:

•	Whether and to what extent legislation or regulation is enacted.
•	The timing of the introduction of such legislation or regulation.
•	The nature of the legislation (such as a cap and trade system or a tax on emissions) or regulation.
•	The price placed on GHG emissions (either by the market or through a tax).
•	The GHG reductions required.
•	The price and availability of offsets.
•	The amount and allocation of allowances.
•	Technological and scientific developments leading to new products or services.
•	Any potential significant physical effects of climate change (such as increased severe weather events, changes in sea levels and changes in temperature).
•	Whether, and the extent to which, increased compliance costs are ultimately reflected in the prices of our products and services.

The company has responded by putting in place a corporate Climate Change Action Plan, together with individual business unit climate change management plans in order to undertake actions in four major areas:

•	Equipping the company for a low emission world, for example by integrating GHG forecasting and reporting into company procedures; utilizing GHG pricing in planning economics; developing systems to handle GHG market transactions.
•	Reducing GHG emissions—In 2014, the company reduced or avoided GHG emissions by approximately 900,000 metric tonnes by carrying out a range of programs across a number of business units.
•	Evaluating business opportunities such as the creation of offsets and allowances; carbon capture and storage; the use of low carbon energy and the development of low carbon technologies.
•	Engaging externally—The company is a sponsor of MIT’s Joint Program on the Science and Policy of Global Change; constructively engages in the development of climate change legislation and regulation; and discloses our progress and performance through the Carbon Disclosure Project and the Dow Jones Sustainability Index.

The company uses an estimated market cost of GHG emissions in the range of $8 to $35 per tonne depending on the timing and country or region to evaluate future opportunities.

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

This judgmental probability percentage is reassessed and adjusted throughout the contractual period of the leasehold based on favorable or unfavorable exploratory activity on the leasehold or on adjacent leaseholds, and leasehold impairment amortization expense is adjusted prospectively. At year-end 2015, the book value of the pools of property acquisition costs, that individually are relatively small and thus subject to the above-described periodic leasehold impairment calculation, was $515 million and the accumulated impairment reserve was $191 million. The weighted-average judgmental percentage probability of ultimate failure was approximately 74 percent, and the weighted-average amortization period was approximately three years. If that judgmental percentage were to be raised by 5 percent across all calculations, pre-tax leasehold impairment expense in 2016 would increase by approximately $7 million. At year-end 2015, the remaining $4,501 million of net capitalized unproved property costs consisted primarily of individually significant leaseholds, mineral rights held in perpetuity by title ownership, exploratory wells currently being drilled, suspended exploratory wells, and capitalized interest. Of this amount, approximately $3 billion is concentrated in 12 major development areas, the majority of which are not expected to move to proved properties in 2016. Management periodically assesses individually significant leaseholds for impairment based on the results of exploration and drilling efforts and the outlook for commercialization.

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

At year-end 2015, total suspended well costs were $1,260 million, compared with $1,299 million at year-end 2014. For additional information on suspended wells, including an aging analysis, see Note 8—Suspended Wells and Other Exploration Expenses, in the Notes to Consolidated Financial Statements.

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

The estimation of proved developed reserves also is important to the income statement because the proved developed reserve estimate for a field serves as the denominator in the unit-of-production calculation of the DD&A of the capitalized costs for that asset. At year-end 2015, the net book value of productive properties, plants and equipment (PP&E) subject to a unit-of-production calculation was approximately $58 billion and the DD&A recorded on these assets in 2015 was approximately $8.7 billion. The estimated proved developed reserves for our consolidated operations were 4.6 billion BOE at the end of 2014 and 4.0 billion BOE at the end of 2015. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 10 percent across all calculations, pre-tax DD&A in 2015 would have increased by an estimated $960 million.

Impairments

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group and annually in the fourth quarter following updates to corporate planning assumptions. If there is an indication the carrying amount of an asset may not be recovered, the asset is monitored by management through an established process where changes to significant assumptions such as prices, volumes and future development plans are reviewed. If, upon review, the sum of the undiscounted pre-tax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets—generally on a field-by-field basis for exploration and production assets. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants, or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes, commodity prices, operating costs and capital decisions, considering all available information at the date of review. Differing assumptions could affect the timing and the amount of an impairment in any period. See Note 9—Impairments, in the Notes to Consolidated Financial Statements, for additional information.

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

In addition to asset removal obligations, under the above or similar contracts, permits and regulations, we have certain environmental-related projects. These are primarily related to remediation activities required by Canada and various states within the United States at exploration and production sites. Future environmental remediation costs are difficult to estimate because they are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. See Note 10—Asset Retirement Obligations and Accrued Environmental Costs, in the Notes to Consolidated Financial Statements, for additional information.

Projected Benefit Obligations

Determination of the projected benefit obligations for our defined benefit pension and postretirement plans are important to the recorded amounts for such obligations on the balance sheet and to the amount of benefit expense in the income statement. The actuarial determination of projected benefit obligations and company contribution requirements involves judgment about uncertain future events, including estimated retirement dates, salary levels at retirement, mortality rates, lump-sum election rates, rates of return on plan assets, future health care cost-trend rates, and rates of utilization of health care services by retirees. Due to the specialized nature of these calculations, we engage outside actuarial firms to assist in the determination of these projected benefit obligations and company contribution requirements. For Employee Retirement Income Security Act-governed pension plans, the actuary exercises fiduciary care on behalf of plan participants in the determination of the judgmental assumptions used in determining required company contributions into the plans. Due to differing objectives and requirements between financial accounting rules and the pension plan funding regulations promulgated by governmental agencies, the actuarial methods and assumptions for the two purposes differ in certain important respects. Ultimately, we will be required to fund all vested benefits under pension and postretirement benefit plans not funded by plan assets or investment returns, but the judgmental assumptions used in the actuarial calculations significantly affect periodic financial statements and funding patterns over time. Projected benefit obligations are particularly sensitive to the discount rate assumption. A 1 percent decrease in the discount rate assumption would increase projected benefit obligations by $1,100 million. Benefit expense is particularly sensitive to the discount rate and return on plan assets assumptions. A 1 percent decrease in the discount rate assumption would increase annual benefit expense by $100 million, while a 1 percent decrease in the return on plan assets assumption would increase annual benefit expense by $70 million. In determining the discount rate, we use yields on high-quality fixed income investments matched to the estimated benefit cash flows of our plans. We are also exposed to the possibility that lump sum retirement benefits taken from pension plans during the year could exceed the total of service and interest components of annual pension expense and trigger accelerated recognition of a portion of unrecognized net actuarial losses and gains. These benefit payments are based on decisions by plan participants and are therefore difficult to predict. In the event there is a significant reduction in the expected years of future service of present employees or elimination for a significant number of employees the accrual of defined benefits for some or all of their future services, we could recognize a curtailment gain or loss. See Note 18—Employee Benefit Plans, in the Notes to Consolidated Financial Statements, for additional information.

Contingencies

A number of claims and lawsuits are made against the company arising in the ordinary course of business. Management exercises judgment related to accounting and disclosure of these claims which includes losses, damages, and underpayments associated with environmental remediation, tax, contracts, and other legal disputes. As we learn new facts concerning contingences, we reassess our position both with respect to amounts recognized and disclosed considering changes to the probability of additional losses and potential exposure. However, actual losses can and do vary from estimates for a variety of reasons including legal, arbitration, or other third party decisions; settlement discussions; evaluation of scope of damages; interpretation of regulatory or contractual terms; expected timing of future actions; and proportion of liability shared with other responsible parties. Estimated future costs related to contingencies are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes. For additional information on contingent liabilities, see the “Contingencies” section within “Capital Resources and Liquidity.”

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Examples of forward-looking statements contained in this report include our expected production growth in 2016 and outlook on the business environment generally, our expected capital budget and capital expenditures, and discussions concerning future dividends. You can often identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions.

We based the forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including, but not limited to, the following:

•	Fluctuations in crude oil, bitumen, natural gas, LNG and natural gas liquids prices, including a prolonged decline in these prices relative to historical or future expected levels.
•	The impact of recent, significant declines in prices for crude oil, bitumen, natural gas, LNG and natural gas liquids, which may result in recognition of impairment costs on our long-lived assets, leaseholds and nonconsolidated equity investments.
•	Potential failures or delays in achieving expected reserve or production levels from existing and future oil and gas developments due to operating hazards, drilling risks and the inherent uncertainties in predicting reserves and reservoir performance.
•	Inability to maintain reserves replacement rates consistent with prior periods, whether as a result of the recent, significant declines in commodity prices or otherwise.
•	Unsuccessful exploratory drilling activities or the inability to obtain access to exploratory acreage.
•	Unexpected changes in costs or technical requirements for constructing, modifying or operating exploration and production facilities.
•	Legislative and regulatory initiatives addressing environmental concerns, including initiatives addressing the impact of global climate change or further regulating hydraulic fracturing, methane emissions, flaring or water disposal.
•	Lack of, or disruptions in, adequate and reliable transportation for our crude oil, bitumen, natural gas, LNG and natural gas liquids.
•	Inability to timely obtain or maintain permits, including those necessary for drilling and/or development, construction of LNG terminals or regasification facilities; comply with government regulations; or make capital expenditures required to maintain compliance.
•	Failure to complete definitive agreements and feasibility studies for, and to timely complete construction of, announced and future exploration and production and LNG development.
•	Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events, terrorism, cyber attacks or infrastructure constraints or disruptions.
•	International monetary conditions and exchange controls, and changes in foreign currency exchange rates.
•	Substantial investment or reduced demand for products as a result of existing or future environmental rules and regulations, use of competing energy sources or the development of alternative energy sources.

•	Liability for remedial actions, including removal and reclamation obligations, under environmental regulations.
•	Liability resulting from litigation.
•	General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, bitumen, natural gas, LNG and natural gas liquids pricing, regulation or taxation; other political, economic or diplomatic developments; and international monetary fluctuations.
•	Volatility in the commodity futures markets.
•	Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business.
•	Competition in the oil and gas exploration and production industry.
•	Limited access to capital or significantly higher cost of capital related to illiquidity or uncertainty in the domestic or international financial markets.
•	Delays in, or our inability to, execute asset dispositions.
•	Inability to obtain economical financing for development, construction or modification of facilities and general corporate purposes.
•	The operation and financing of our joint ventures.
•	The ability of our customers and other contractual counterparties to satisfy their obligations to us.
•	Our inability to realize anticipated cost savings and expenditure reductions.
•	The factors generally described in Item 1A—Risk Factors in this report.

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

We use a VaR model to estimate the loss in fair value that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative financial instruments and derivative commodity instruments we hold or issue, including commodity purchases and sales contracts recorded on the balance sheet at December 31, 2015, as derivative instruments. Using Monte Carlo simulation, a 95 percent confidence level and a one-day holding period, the VaR for those instruments issued or held for trading purposes at December 31, 2015 and 2014, was immaterial to our consolidated cash flows and net income attributable to ConocoPhillips. The VaR for instruments held for purposes other than trading at December 31, 2015 and 2014, was also immaterial to our consolidated cash flows and net income attributable to ConocoPhillips.

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

	Millions of Dollars Except as Indicated

	Debt

	Fixed	Average	Floating	Average
	Rate	Interest	Rate	Interest
Expected Maturity Date	Maturity	Rate	Maturity	Rate

Year-End 2015
2016	$1,250	5.63%	$108	0.35%
2017	1,024	1.03	-	-
2018	1,547	3.68	250	0.69
2019	2,250	5.75	695	0.35
2020	1,500	4.73	-	-
Remaining years	14,371	5.72	783	0.81

Total	$21,942		$1,836

Fair value	$22,949		$1,836

Year-End 2014
2015	$-	-%	$107	0.18%
2016	1,273	5.52	-	-
2017	1,001	1.06	-	-
2018	797	5.74	-	-
2019	2,250	5.75	753	0.18
Remaining years	14,871	5.81	283	0.04

Total	$20,192		$1,143

Fair value	$24,048		$1,143

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

At December 31, 2015 and 2014, we held foreign currency exchange forwards hedging cross-border commercial activity and foreign currency exchange swaps for purposes of mitigating our cash-related exposures. Although these forwards and swaps hedge exposures to fluctuations in exchange rates, we elected not to utilize hedge accounting. As a result, the change in the fair value of these foreign currency exchange derivatives is recorded directly in earnings. Since the gain or loss on the swaps is offset by the gain or loss from remeasuring the related cash balances, and since our aggregate position in the forwards was not material, there would be no material impact to our income from an adverse hypothetical 10 percent change in the December 31, 2015, or 2014, exchange rates. The notional and fair market values of these positions at December 31, 2015 and 2014, were as follows:

	In Millions

Foreign Currency Exchange Derivatives	Notional*			Fair Market Value**

		2015	2014	2015	2014

Sell U.S. dollar, buy British pound	USD	200	-	(3)	-
Sell U.S. dollar, buy Canadian dollar	USD	-	7	-	(1)
Sell U.S. dollar, buy Norwegian krone	USD	147	-	(2)	-
Buy U.S. dollar, sell Norwegian krone	USD	-	44	-	-
Buy U.S. dollar, sell Canadian dollar	USD	20	-	2	-
Buy British pound, sell Canadian dollar	GBP	564	-	44	-
Buy British pound, sell euro	GBP	3	20	(1)	1

  *Denominated in U.S. dollars (USD) and British pound (GBP).

**Denominated in U.S. dollars.

For additional information about our use of derivative instruments, see Note 14—Derivative and Financial Instruments, in the Notes to Consolidated Financial Statements.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, we believe the company’s internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young LLP has issued an audit report on the company’s internal control over financial reporting as of December 31, 2015, and their report is included herein.

/s/ Ryan M. Lance	/s/ Jeff W. Sheets

Ryan M. Lance	Jeff W. Sheets
Chairman and	Executive Vice President, Finance
Chief Executive Officer	and Chief Financial Officer

February 23, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ConocoPhillips

We have audited the accompanying consolidated balance sheets of ConocoPhillips as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the related condensed consolidating financial information listed in the Index at Item 8 and financial statement schedule listed in Item 15(a). These financial statements, condensed consolidating financial information, and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, condensed consolidating financial information, and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConocoPhillips at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related condensed consolidating financial information and financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ConocoPhillips’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 23, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ConocoPhillips

We have audited ConocoPhillips’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). ConocoPhillips’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included under the heading “Assessment of Internal Control Over Financial Reporting” in the accompanying “Report of Management.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ConocoPhillips maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of ConocoPhillips and our report dated February 23, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Houston, Texas

February 23, 2016

Consolidated Income Statement	ConocoPhillips

Years Ended December 31

	Millions of Dollars

	2015	2014	2013

Revenues and Other Income
Sales and other operating revenues	$29,564	52,524	54,413
Equity in earnings of affiliates	655	2,529	2,219
Gain on dispositions	591	98	1,242
Other income	125	366	374

Total Revenues and Other Income	30,935	55,517	58,248

Costs and Expenses
Purchased commodities	12,426	22,099	22,643
Production and operating expenses	7,016	8,909	7,238
Selling, general and administrative expenses	953	735	854
Exploration expenses	4,192	2,045	1,232
Depreciation, depletion and amortization	9,113	8,329	7,434
Impairments	2,245	856	529
Taxes other than income taxes	901	2,088	2,884
Accretion on discounted liabilities	483	484	434
Interest and debt expense	920	648	612
Foreign currency transaction gains	(75)	(66)	(58)

Total Costs and Expenses	38,174	46,127	43,802

Income (loss) from continuing operations before income taxes	(7,239)	9,390	14,446
Provision (benefit) for income taxes	(2,868)	3,583	6,409

Income (Loss) From Continuing Operations	(4,371)	5,807	8,037
Income from discontinued operations*	-	1,131	1,178

Net income (loss)	(4,371)	6,938	9,215
Less: net income attributable to noncontrolling interests	(57)	(69)	(59)

Net Income (Loss) Attributable to ConocoPhillips	$(4,428)	6,869	9,156

Amounts Attributable to ConocoPhillips Common Shareholders:
Income (loss) from continuing operations	$(4,428)	5,738	7,978
Income from discontinued operations*	-	1,131	1,178

Net Income (Loss)	$(4,428)	6,869	9,156

Net Income (Loss) Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic
Continuing operations	$(3.58)	4.63	6.47
Discontinued operations	-	0.91	0.96

Net Income (Loss) Attributable to ConocoPhillips Per Share of Common Stock	$(3.58)	5.54	7.43

Diluted
Continuing operations	$(3.58)	4.60	6.43
Discontinued operations	-	0.91	0.95

Net Income (Loss) Attributable to ConocoPhillips Per Share of Common Stock	$(3.58)	5.51	7.38

Dividends Paid Per Share of Common Stock (dollars)	$2.94	2.84	2.70

Average Common Shares Outstanding (in thousands)
Basic	1,241,919	1,237,325	1,230,963
Diluted	1,241,919	1,245,863	1,239,803

*Net of provision for income taxes on discontinued operations of:	$-	16	283
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	ConocoPhillips

Years Ended December 31

	Millions of Dollars

	2015	2014	2013

Net Income (Loss)	$(4,371)	6,938	9,215
Other comprehensive income (loss)
Defined benefit plans
Prior service credit (cost) arising during the period	301	(3)	1
Reclassification adjustment for amortization of prior service credit included in net income	(19)	(6)	(5)

Net change	282	(9)	(4)

Net actuarial gain (loss) arising during the period	592	(840)	688
Reclassification adjustment for amortization of net actuarial losses included in net income	403	131	294

Net change	995	(709)	982
Nonsponsored plans*	1	-	10
Income taxes on defined benefit plans	(460)	281	(387)

Defined benefit plans, net of tax	818	(437)	601

Foreign currency translation adjustments	(5,199)	(3,539)	(2,705)
Reclassification adjustment for gain included in net income	-	-	(4)
Income taxes on foreign currency translation adjustments	36	72	23

Foreign currency translation adjustments, net of tax	(5,163)	(3,467)	(2,686)

Other Comprehensive Income (Loss), Net of Tax	(4,345)	(3,904)	(2,085)

Comprehensive Income (Loss)	(8,716)	3,034	7,130
Less: comprehensive income attributable to noncontrolling interests	(57)	(69)	(59)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$(8,773)	2,965	7,071

*Plans for which ConocoPhillips is not the primary obligor—primarily those administered by equity affiliates.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

At December 31	Millions of Dollars

	2015	2014

Assets
Cash and cash equivalents	$2,368	5,062
Accounts and notes receivable (net of allowance of $7 million in 2015 and $5 million in 2014)	4,314	6,675
Accounts and notes receivable—related parties	200	132
Inventories	1,124	1,331
Prepaid expenses and other current assets	783	1,868

Total Current Assets	8,789	15,068
Investments and long-term receivables	20,490	24,335
Loans and advances—related parties	696	804
Net properties, plants and equipment (net of accumulated depreciation, depletion and amortization of $70,413 million in 2015 and $70,786 million in 2014)	66,446	75,444
Other assets	1,063	888

Total Assets	$97,484	116,539

Liabilities
Accounts payable	$4,895	7,982
Accounts payable—related parties	38	44
Short-term debt	1,427	182
Accrued income and other taxes	499	1,051
Employee benefit obligations	887	878
Other accruals	1,510	1,400

Total Current Liabilities	9,256	11,537
Long-term debt	23,453	22,383
Asset retirement obligations and accrued environmental costs	9,580	10,647
Deferred income taxes	10,999	15,070
Employee benefit obligations	2,286	2,964
Other liabilities and deferred credits	1,828	1,665

Total Liabilities	57,402	64,266

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2015—1,778,226,388 shares; 2014—1,773,583,368) Par value	18	18
Capital in excess of par	46,357	46,071
Treasury stock (at cost: 2015—542,230,673; 2014—542,230,673)	(36,780)	(36,780)
Accumulated other comprehensive loss	(6,247)	(1,902)
Retained earnings	36,414	44,504

Total Common Stockholders’ Equity	39,762	51,911
Noncontrolling interests	320	362

Total Equity	40,082	52,273

Total Liabilities and Equity	$97,484	116,539

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

Years Ended December 31	Millions of Dollars

	2015	2014*	2013*

Cash Flows From Operating Activities
Net income (loss)	$(4,371)	6,938	9,215
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	9,113	8,329	7,434
Impairments	2,245	856	529
Dry hole costs and leasehold impairments	3,065	1,166	443
Accretion on discounted liabilities	483	484	434
Deferred taxes	(2,772)	709	1,311
Undistributed equity earnings	101	77	(822)
Gain on dispositions	(591)	(98)	(1,242)
Income from discontinued operations	-	(1,131)	(1,178)
Other	321	(233)	(371)
Working capital adjustments
Decrease in accounts and notes receivable	1,810	1,227	744
Decrease (increase) in inventories	166	(193)	(278)
Decrease (increase) in prepaid expenses and other current assets	239	(190)	(83)
Increase (decrease) in accounts payable	(1,647)	(963)	238
Decrease in taxes and other accruals	(590)	(566)	(518)

Net cash provided by continuing operating activities	7,572	16,412	15,856
Net cash provided by discontinued operations	-	157	285

Net Cash Provided by Operating Activities	7,572	16,569	16,141

Cash Flows From Investing Activities
Capital expenditures and investments	(10,050)	(17,085)	(15,537)
Working capital changes associated with investing activities	(968)	180	(55)
Proceeds from asset dispositions	1,952	1,603	10,220
Net sales (purchases) of short-term investments	-	253	(263)
Collection of advances/loans—related parties	105	603	145
Other	306	(446)	(212)

Net cash used in continuing investing activities	(8,655)	(14,892)	(5,702)
Net cash used in discontinued operations	-	(73)	(603)

Net Cash Used in Investing Activities	(8,655)	(14,965)	(6,305)

Cash Flows From Financing Activities
Issuance of debt	2,498	2,994	-
Repayment of debt	(103)	(2,014)	(946)
Change in restricted cash	-	-	748
Issuance of company common stock	(82)	35	20
Dividends paid	(3,664)	(3,525)	(3,334)
Other	(78)	(64)	(3,621)

Net Cash Used in Financing Activities	(1,429)	(2,574)	(7,133)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(182)	(214)	(75)

Net Change in Cash and Cash Equivalents	(2,694)	(1,184)	2,628
Cash and cash equivalents at beginning of period	5,062	6,246	3,618

Cash and Cash Equivalents at End of Period	$2,368	5,062	6,246

*Certain amounts have been reclassified to conform to current-period presentation. See Note 21—Cash Flow Information, in the Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	ConocoPhillips

	Millions of Dollars

	Attributable to ConocoPhillips

	Common Stock

	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total

December 31, 2012	$18	45,324	(36,780)	4,087	35,338	440	48,427
Net income					9,156	59	9,215
Other comprehensive loss				(2,085)			(2,085)
Dividends paid					(3,334)		(3,334)
Distributions to noncontrolling interests and other						(97)	(97)
Distributed under benefit plans		366					366

December 31, 2013	$18	45,690	(36,780)	2,002	41,160	402	52,492
Net income					6,869	69	6,938
Other comprehensive loss				(3,904)			(3,904)
Dividends paid					(3,525)		(3,525)
Distributions to noncontrolling interests and other						(109)	(109)
Distributed under benefit plans		381					381

December 31, 2014	$18	46,071	(36,780)	(1,902)	44,504	362	52,273
Net income (loss)					(4,428)	57	(4,371)
Other comprehensive loss				(4,345)			(4,345)
Dividends paid					(3,664)		(3,664)
Distributions to noncontrolling interests and other						(100)	(100)
Distributed under benefit plans		286					286
Other					2	1	3

December 31, 2015	$18	46,357	(36,780)	(6,247)	36,414	320	40,082

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

Note 1—Accounting Policies

■	Consolidation Principles and Investments—Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities where we are the primary beneficiary. The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. When we do not have the ability to exert significant influence, the investment is either classified as available-for-sale if fair value is readily determinable, or the cost method is used if fair value is not readily determinable. Undivided interests in oil and gas joint ventures, pipelines, natural gas plants and terminals are consolidated on a proportionate basis. Other securities and investments are generally carried at cost.

We manage our operations through six operating segments, defined by geographic region: Alaska, Lower 48, Canada, Europe and North Africa, Asia Pacific and Middle East, and Other International. Effective November 1, 2015, the Other International and historically presented Europe segments were restructured to align with changes to our internal organization structure. The Libya business was moved from the Other International segment to the historically presented Europe segment, which is now renamed Europe and North Africa. Certain financial information has been revised for all prior periods presented to reflect the change in the composition of our operating segments. For additional information, see Note 24—Segment Disclosures and Related Information. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

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

Management reviews suspended well balances quarterly, continuously monitors the results of the additional appraisal drilling and seismic work, and expenses the suspended well costs as dry holes when it judges the potential field does not warrant further investment in the near term. See Note 8—Suspended Wells and Other Exploration Expenses, for additional information on suspended wells.

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

■	Guarantees—The fair value of a guarantee is determined and recorded as a liability at the time the guarantee is given. The initial liability is subsequently reduced as we are released from exposure under the guarantee. We amortize the guarantee liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of guarantee. In cases where the guarantee term is indefinite, we reverse the liability when we have information indicating the liability is essentially relieved or amortize it over an appropriate time period as the fair value of our guarantee exposure declines over time. We amortize the guarantee liability to the related income statement line item based on the nature of the guarantee. When it becomes probable that we will have to perform on a guarantee, we accrue a separate liability if it is reasonably estimable, based on the facts and circumstances at that time. We reverse the fair value liability only when there is no further exposure under the guarantee.

■	Share-Based Compensation—We recognize share-based compensation expense over the shorter of the service period (i.e., the stated period of time required to earn the award) or the period beginning at the start of the service period and ending when an employee first becomes eligible for retirement. We have elected to recognize expense on a straight-line basis over the service period for the entire award, whether the award was granted with ratable or cliff vesting.

■	Income Taxes—Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, except for deferred taxes on income and temporary differences related to the cumulative translation adjustment considered to be permanently reinvested in certain foreign subsidiaries and foreign corporate joint ventures. Allowable tax credits are applied currently as reductions of the provision for income taxes. Interest related to unrecognized tax benefits is reflected in interest and debt expense, and penalties related to unrecognized tax benefits are reflected in production and operating expenses.

■	Taxes Collected from Customers and Remitted to Governmental Authorities—Sales and value-added taxes are recorded net.

■	Net Income (Loss) Per Share of Common Stock—Basic net income (loss) per share of common stock is calculated based upon the daily weighted-average number of common shares outstanding during the year, including unallocated shares held by the stock savings feature of the ConocoPhillips Savings Plan. Also, this calculation includes fully vested stock and unit awards that have not yet been issued as common stock, along with an adjustment to net income (loss) for dividend equivalents paid on unvested unit awards that are considered participating securities. Diluted net income per share of common stock includes unvested stock, unit or option awards granted under our compensation plans and vested but unexercised stock options, but only to the extent these instruments dilute net income per share, primarily under the treasury-stock method. Diluted net loss per share, which is calculated the same as basic net loss per share, does not assume conversion or exercise of securities that would have an antidilutive effect. Treasury stock and shares held by grantor trusts are excluded from the daily weighted-average number of common shares outstanding in both calculations. The earnings per share impact of the participating securities is immaterial.

Note 2—Changes in Accounting Principles

We adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” on a prospective basis, beginning January 1, 2015. The ASU amends the criteria for reporting discontinued operations to include only disposals representing a strategic shift in operations that have or will have a major effect on an entity’s operations and financial results. The ASU also requires entities to provide additional disclosures about discontinued operations as well as certain other significant disposal transactions that do not meet the revised discontinued operations reporting criteria. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures. See Note 3—Discontinued Operations, and Note 6—Assets Held for Sale or Sold, for additional information on our dispositions.

Effective December 31, 2015, we early adopted, on a prospective basis, FASB ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” The ASU requires all deferred tax assets and liabilities, along with any related valuation allowances, to be offset and presented as a single noncurrent amount in a classified balance sheet for each tax-paying component within a tax jurisdiction. See Note 19—Income Taxes, for additional information.

Note 3—Discontinued Operations

In 2012, we agreed to sell our interest in the North Caspian Sea Production Sharing Agreement (Kashagan) and our Nigeria and Algeria businesses (collectively, the “Disposition Group”). The Disposition Group was previously part of the Other International operating segment. We completed the sales of Kashagan and our Algeria business in the fourth quarter of 2013. We sold our Nigeria business in the third quarter of 2014.

On November 26, 2012, we notified government authorities in Kazakhstan and co-venturers of our intent to sell the company’s 8.4 percent interest in Kashagan to ONGC Videsh Limited (OVL). On July 2, 2013, we received notification from the government of Kazakhstan indicating it was exercising its right to pre-empt the proposed sale to OVL and designating KazMunayGas (KMG) as the entity to acquire the interest. On October 31, 2013, we completed the transaction with KMG for total proceeds of $5,392 million and recognized a pre-tax gain of $22 million, which is included in the “Income from discontinued operations” line on our consolidated income statement. At the time of disposition, the carrying value of the net assets related to our interest in Kashagan was $5,370 million, which included $212 million of other current assets, $239 million of long-term receivables, $5,149 million of PP&E, $144 million of other current liabilities, and $86 million of asset retirement obligations (ARO).

On December 18, 2012, we entered into an agreement with Pertamina to sell our wholly owned subsidiary, ConocoPhillips Algeria Ltd. On November 27, 2013, we completed the transaction with Pertamina, resulting in proceeds of $1,652 million. We recognized a pre-tax gain of $938 million, which is included in the “Income from discontinued operations” line on our consolidated income statement. At the time of disposition, the net carrying value of our Algerian assets was $714 million, which included $48 million of other current assets, $883 million of PP&E, $41 million of other current liabilities, $37 million of ARO, and $139 million of deferred taxes.

On December 20, 2012, we entered into agreements with affiliates of Oando PLC to sell our Nigeria business and on July 30, 2014, we completed the sale for $1,359 million, inclusive of $550 million deposits previously received. The deposits had been included in the “Other accruals” line on our consolidated balance sheet and in the “Other” line of cash flows from investing activities on our consolidated statement of cash flows. The deposits received included $435 million in 2012, $15 million in 2013, and $100 million in 2014. We recognized a before-tax gain of $1,052 million, which is included in the “Income from discontinued operations” line on our consolidated income statement. At the time of disposition, the net carrying value of the upstream assets was $307 million, which included $233 million of other current assets, $1,211 million of PP&E, $298 million of other current liabilities, $14 million of ARO, and $825 million of deferred taxes.

Sales and other operating revenues and income from discontinued operations related to the Disposition Group during 2014 and 2013 were as follows:

	Millions of Dollars

	2014	2013

Sales and other operating revenues from discontinued operations	$480	1,185

Income from discontinued operations before-tax	$1,147	1,461
Income tax expense	16	283

Income from discontinued operations	$1,131	1,178

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

As of December 31, 2015, we have not provided any financial support to APLNG other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of APLNG. See Note 7—Investments, Loans and Long-Term Receivables, and Note 12—Guarantees, for additional information.

Note 5—Inventories

Inventories at December 31 were:

	Millions of Dollars

	2015	2014

Crude oil and natural gas	$406	538
Materials and supplies	718	793

	$1,124	1,331

As a result of further declining commodity prices in the fourth quarter of 2015, we recorded a lower of cost or market adjustment of $44 million to our commodity inventories, which is included in the “Purchased commodities” line on our consolidated income statement. Inventories valued on the LIFO basis totaled $317 million and $440 million at December 31, 2015 and 2014, respectively. The estimated excess of current replacement cost over LIFO cost of inventories was approximately $6 million at both December 31, 2015 and December 31, 2014. In 2015, liquidation of LIFO inventory values increased the net loss from continuing operations by $25 million.

Note 6—Assets Held for Sale or Sold

Assets Held for Sale

On February 4, 2016, we entered into a definitive agreement to sell our interest in the Alaska Beluga River Unit natural gas field in the Cook Inlet. The transaction is expected to close in the second quarter of 2016.

Assets Sold

All gains or losses are reported before-tax and are included net in the “Gain on dispositions” line on our consolidated income statement.

2015

In November 2015, we sold a portion of our western Canadian properties located in British Columbia, Alberta, and Saskatchewan for $198 million and recognized a gain on disposition of $66 million. At the time of the disposition, the carrying value of our interest, which was included in the Canada segment, was $132 million, which included primarily $379 million of PP&E and $248 million of ARO.

In December 2015, we sold a portion of our western Canadian properties located in central Alberta for $130 million and recognized a loss on disposition of $235 million. At the time of the disposition, the carrying value of our interest, which was included in the Canada segment, was approximately $365 million, which included primarily $488 million of PP&E and $126 million of ARO.

Additionally, other December 2015 disposition transactions are summarized below.

We sold producing properties in East Texas and Northern Louisiana for $412 million and recognized a gain on disposition of $189 million. At the time of the disposition, the carrying value of our interest, which was included in the Lower 48 segment, was $223 million, which included $351 million of PP&E and $128 million of ARO.

We sold certain gas producing properties in South Texas for $358 million and recognized a gain on disposition of $201 million. At the time of the disposition, the carrying value of our interest, which was included in the Lower 48 segment, was $157 million, which included $369 million of PP&E and $212 million of ARO.

We sold certain pipeline and gathering assets in South Texas for $201 million and recognized a gain on disposition of $193 million. At the time of the disposition, the carrying value of our interest, which was included in the Lower 48 segment, was $8 million, which primarily included $24 million of PP&E and $18 million of ARO.

We also sold our 50 percent interest in the Russian joint venture, Polar Lights Company, for $98 million and recognized a gain on disposition of $58 million. At the time of the disposition, the carrying value of our equity method investment in Polar Lights Company, which was included in our Other International segment, was approximately $40 million.

2014

For information on the sale of our Nigeria business, which is included in the “Income from discontinued operations” line on our consolidated income statement, see Note 3—Discontinued Operations.

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

For information on the Kashagan and Algeria sales, which are included in the “Income from discontinued operations” line on our consolidated income statement, see Note 3—Discontinued Operations.

Note 7—Investments, Loans and Long-Term Receivables

Components of investments, loans and long-term receivables at December 31 were:

	Millions of Dollars

	2015	2014

Equity investments	$19,850	23,426
Loans and advances—related parties	696	804
Long-term receivables	519	444
Other investments	121	465

	$21,186	25,139

Equity Investments

Affiliated companies in which we had a significant equity investment at December 31, 2015, included:

•	APLNG—37.5 percent owned joint venture with Origin Energy (37.5 percent) and Sinopec (25 percent)—to develop coalbed methane production from the Bowen and Surat basins in Queensland, Australia, as well as process and export LNG.
•	FCCL Partnership—50 percent owned business venture with Cenovus Energy Inc.—produces bitumen in the Athabasca oil sands in northeastern Alberta and sells the bitumen blend.
•	Qatar Liquefied Gas Company Limited (3) (QG3)—30 percent owned joint venture with affiliates of Qatar Petroleum (68.5 percent) and Mitsui & Co., Ltd. (1.5 percent)—produces and liquefies natural gas from Qatar’s North Field, as well as exports LNG.

Summarized 100 percent earnings information for equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars

	2015	2014	2013

Revenues	$11,003	19,243	18,035
Income before income taxes	1,866	6,746	6,384
Net income	1,801	6,630	6,125

Summarized 100 percent balance sheet information for equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars

	2015	2014

Current assets	$2,504	4,512
Noncurrent assets	58,431	58,570
Current liabilities	1,863	3,346
Noncurrent liabilities	24,820	20,210

Our share of income taxes incurred directly by an equity company is reported in equity in earnings of affiliates, and as such is not included in income taxes in our consolidated financial statements.

At December 31, 2015, retained earnings included $1,323 million related to the undistributed earnings of affiliated companies. Dividends received from affiliates were $876 million, $2,648 million and $1,425 million in 2015, 2014 and 2013, respectively.

APLNG

APLNG is focused on coalbed methane production from the Bowen and Surat basins in Queensland, Australia, and LNG processing and export sales. Our investment in APLNG gives us access to coalbed methane resources in Australia and enhances our LNG position. The majority of APLNG LNG is sold under two long term sales and purchase agreements, supplemented with sales of additional LNG spot cargoes targeting the Asia Pacific markets. Origin Energy, an integrated Australian energy company, is the operator of APLNG’s production and pipeline system, while we operate the LNG facility.

APLNG executed project financing agreements for an $8.5 billion project finance facility during the third quarter of 2012. The $8.5 billion project finance facility is composed of financing agreements executed by APLNG with the Export-Import Bank of the United States for approximately $2.9 billion, the Export-Import Bank of China for approximately $2.7 billion, and a syndicate of Australian and international commercial banks for approximately $2.9 billion. At December 31, 2015, $8.4 billion had been drawn from the facility. In connection with the execution of the project financing, we provided a completion guarantee for our pro-rata share of the project finance facility which will be released upon meeting certain completion milestones. See Note 12—Guarantees, for additional information.

APLNG is considered a VIE, as it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. See Note 4—Variable Interest Entities (VIEs) for additional information.

During 2015, the outlook for crude oil and natural gas prices sharply deteriorated, and as a result of these significantly reduced price outlooks, the estimated fair value of our investment in APLNG declined to an amount below book value during the fourth quarter of 2015.

Based on a review of the facts and circumstances surrounding this decline in fair value, we concluded that the impairment was other than temporary under the guidance of FASB Accounting Standards Codification (ASC) Topic 323, “Investments – Equity Method and Joint Ventures,” and the recognition of an impairment of our investment to fair value was necessary. In reaching this conclusion, we primarily considered the severity of the current decline of commodity prices as well as the market outlook. Fair value has been estimated based on an internal discounted cash flow model using estimates of future production, prices from futures exchanges and pricing service companies, costs, foreign currency rates and a discount factor that is believed to be consistent with those used by principal market participants.

Accordingly, we recorded a noncash $1,502 million, before- and after-tax impairment, in our fourth-quarter 2015 results. The impairment, which is included in the “Impairments” line on our consolidated income statement, had the effect of reducing our book value to $10,185 million, based on the present value of discounted expected future cash flows as of December 31, 2015.

At December 31, 2015, the book value of our equity method investment in APLNG was $10,185 million, net of a $1,522 million reduction due to cumulative foreign currency translation effects. Effective October 1, 2015, in conjunction with APLNG Train 1 achieving first LNG during the fourth quarter, we changed the functional currency of our investment in APLNG from Australian dollar to U.S. dollar. Accordingly, we expect the currency translation adjustment associated with our investment balance to remain unchanged going forward. The historical cost basis of our 37.5 percent share of net assets on the books of APLNG under U.S. generally accepted accounting principles was $7,470 million, resulting in a basis difference of $2,715 million on our books. The basis difference, which is substantially all associated with PP&E and subject to amortization, has been allocated on a relative fair value basis to individual exploration and production license areas owned by APLNG, some of which are not currently in production. Any future additional payments are expected to be allocated in a similar manner. Each exploration license area will periodically be reviewed for any indicators of potential impairment, which, if required, would result in acceleration of basis difference amortization. As the joint venture produces natural gas from each license, we amortize the basis difference allocated to that license using the unit-of-production method. Included in net income (loss) attributable to ConocoPhillips for 2015, 2014 and 2013 was after-tax expense of $21 million, $24 million and $16 million, respectively, representing the amortization of this basis difference on currently producing licenses.

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

At December 31, 2015, the book value of our investment in FCCL was $8,165 million, net of a $1,955 million reduction due to cumulative foreign currency translation effects. FCCL’s operating assets consist of the Foster Creek and Christina Lake steam-assisted gravity drainage bitumen projects, both located in the eastern flank of the Athabasca oil sands in northeastern Alberta. Cenovus is the operator and managing partner of FCCL.

We were obligated to contribute $7.5 billion, plus accrued interest, to FCCL over a 10-year period that began in 2007. In December 2013, we repaid the remaining balance of the obligation, which totaled $2,810 million and is included in the “Other” line in the financing activities section of our consolidated statement of cash flows. Interest accrued at a fixed annual rate of 5.3 percent on the unpaid principal balance. Fifty percent of the quarterly interest payment is reflected as a capital contribution and is included in the “Capital expenditures and investments” line on our consolidated statement of cash flows. In the first quarter of 2014, we received a $1.3 billion distribution from FCCL, which is included in the “Undistributed equity earnings” line on our consolidated statement of cash flows.

QG3

QG3 is a joint venture that owns an integrated large-scale LNG project located in Qatar. We provided project financing, with a current outstanding balance of $804 million as described below under “Loans and Long-Term Receivables.” At December 31, 2015, the book value of our equity method investment in QG3, excluding the project financing, was $808 million. We have terminal and pipeline use agreements with Golden Pass LNG Terminal and affiliated Golden Pass Pipeline near Sabine Pass, Texas, in which we have a 12.4 percent interest, intended to provide us with terminal and pipeline capacity for the receipt, storage and regasification of LNG purchased from QG3. However, currently the LNG from QG3 is being sold to markets outside of the United States.

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

Through November 2014, we had an agreement with Freeport LNG Development, L.P. (Freeport LNG) to participate in an LNG receiving terminal in Quintana, Texas. We had no ownership in Freeport LNG; however, we had a 50 percent interest in Freeport LNG GP, Inc. (Freeport GP), which serves as the general partner managing the venture. We had entered into a credit agreement with Freeport LNG, whereby we agreed to provide loan financing for the construction of the terminal. We also entered into a long-term agreement with Freeport LNG to use 0.9 billion cubic feet per day of regasification capacity, which would have expired in 2033. When the terminal became operational in June 2008, we began making payments under the terminal use agreement. Freeport LNG began making loan repayments in September 2008.

In July 2013, we reached an agreement with Freeport LNG to terminate our long-term agreement at the Freeport LNG Terminal, subject to Freeport LNG obtaining regulatory approval and project financing for an LNG liquefaction and export facility in Texas, in which we are not a participant. These conditions were satisfied in 2014, and we paid Freeport LNG a termination fee of $522 million. Freeport LNG repaid the outstanding $454 million ConocoPhillips loan used by Freeport LNG to partially fund the original construction of the terminal. The payment made to Freeport LNG to terminate our long-term agreement is included in the cash flows from operating activities section on our consolidated statement of cash flows, while the receipt of the funds from Freeport LNG to repay the outstanding loan is included in the cash flows from investing activities section. These transactions, plus miscellaneous items, including the disposal of our 50 percent interest in Freeport GP, resulted in a one-time net cash outflow of $63 million for us. In addition, we recognized an after-tax charge to earnings of $540 million in 2014, and our terminal regasification capacity has been reduced from 0.9 billion cubic feet per day to 0.4 billion cubic feet per day, until July 1, 2016, at which time it will be reduced to zero.

At December 31, 2015, significant loans to affiliated companies include $804 million in project financing to QG3. We own a 30 percent interest in QG3, for which we use the equity method of accounting. The other participants in the project are affiliates of Qatar Petroleum and Mitsui. QG3 secured project financing of $4.0 billion in December 2005, consisting of $1.3 billion of loans from export credit agencies (ECA), $1.5 billion from commercial banks, and $1.2 billion from ConocoPhillips. The ConocoPhillips loan facilities have substantially the same terms as the ECA and commercial bank facilities. On December 15, 2011, QG3 achieved financial completion and all project loan facilities became nonrecourse to the project participants. Semi-annual repayments began in January 2011 and will extend through July 2022.

The long-term portion of these loans is included in the “Loans and advances—related parties” line on our consolidated balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.”

Note 8—Suspended Wells and Other Exploration Expenses

The following table reflects the net changes in suspended exploratory well costs during 2015, 2014 and 2013:

	Millions of Dollars

	2015	2014	2013

Beginning balance at January 1	$1,299	994	1,038
Additions pending the determination of proved reserves	331	478	466
Reclassifications to proved properties	(28)	(9)	(29)
Sales of suspended well investment	-	(57)	(481)
Charged to dry hole expense	(342)	(107)	-

Ending balance at December 31	$1,260	1,299	994	*

*Includes $57 million of assets that were held for sale in Nigeria.

The following table provides an aging of suspended well balances at December 31:

	Millions of Dollars

	2015	2014	2013

Exploratory well costs capitalized for a period of one year or less	$235	466	437
Exploratory well costs capitalized for a period greater than one year	1,025	833	557

Ending balance	$1,260	1,299	994	*

Number of projects with exploratory well costs capitalized for a period greater than one year	28	30	29

*Includes $57 million of assets that were held for sale in Nigeria.

The following table provides a further aging of those exploratory well costs that have been capitalized for more than one year since the completion of drilling as of December 31, 2015:

	Millions of Dollars

		Suspended Since

	Total	2012–2014	2009–2011	2002–2008

Greater Poseidon—Australia(2)	177	165	12	-
Caldita/Barossa—Australia(1)	77	-	-	77
FAN—Senegal(1)	117	117	-	-
Fiord West—Alaska(2)	16	-	-	16
Greater Clair—UK(2)	127	113	14	-
Kamunsu East—Malaysia(2)	19	19	-	-
Limbayong—Malaysia(1)	23	23	-	-
NC 98—Libya(2)	15	11	-	4
NPRA—Alaska(1)	93	70	17	6
Shenandoah—Lower 48(1)	94	51	43	-
SNE—Senegal(1)	23	23	-	-
Sunrise—Australia(2)	13	-	-	13
Surmont 3 and beyond—Canada(1)	89	58	14	17
Tiber—Lower 48(1)	100	60	40	-
Other of $10 million or less each(1)(2)	42	24	2	16

Total	$1,025	734	142	149

(1)Additional appraisal wells planned.

(2)Appraisal drilling complete; costs being incurred to assess development.

In line with our July 2015 announcement of plans to reduce future deepwater exploration spending, we recognized before-tax cancellation costs of $335 million and wrote off $48 million of before-tax capitalized rig costs in relation to the termination of our Gulf of Mexico deepwater drillship contract with Ensco in the Lower 48 segment in the third quarter of 2015.

In the fourth quarter of 2015, we impaired our leasehold cost associated with Block 36 in Angola due to the lack of commerciality of future prospects. We drilled one of our two-well commitment under the Angola Block 36 Production Sharing Contract (PSC) and recorded a before-tax charge of $93 million for potential future obligations.

These charges are included in the “Exploration expenses” line on our consolidated income statement.

Note 9—Impairments

During 2015, 2014 and 2013, we recognized the following before-tax impairment charges:

	Millions of Dollars

	2015	2014	2013

Alaska	$10	59	3
Lower 48	(2)	208	2
Canada	4	38	216
Europe and North Africa	724	541	301
Asia Pacific and Middle East	1,508	7	3
Corporate	1	3	4

	$2,245	856	529

2015

See the “APLNG” section of Note 7—Investments, Loans and Long-Term Receivables, for information on the impairment of our APLNG investment included within the Asia Pacific and Middle East segment.

In Europe, we recorded impairments of $724 million, primarily in the United Kingdom as a result of lower natural gas prices and increases to asset retirement obligations.

The charges discussed below, within this section, are included in the “Exploration expenses” line on our consolidated income statement and are not reflected in the table above.

In the second and fourth quarters of 2015, we decided not to pursue further evaluation of our Block 37 and Block 36 leases in Angola, respectively, due to lack of commerciality of wells. Accordingly, we recorded impairments of $116 million in the second quarter of 2015 and $377 million in the fourth quarter of 2015 for the associated carrying values of capitalized undeveloped leasehold costs.

In the third quarter of 2015, we decided not to conduct further activity on certain Gulf of Mexico leases, given our strategic plans to reduce deepwater exploration spending, and to relinquish our Palangkaraya PSC in Indonesia. Accordingly, we recorded impairments of $240 million and $105 million, respectively, for the associated carrying values of capitalized undeveloped leasehold cost.

In the fourth quarter of 2015, we recorded impairments of $575 million, $159 million and $102 million for the associated carrying value of capitalized undeveloped leasehold cost in the Chukchi Sea in Alaska; the Gila prospect in deepwater Gulf of Mexico; and the Duvernay, Thornbury, Saleski and Crow Lake areas in Canada, respectively. These impairments were driven by the lack of commerciality of wells, regulatory uncertainty and the expiration of our leases.

2014

In Alaska, we recorded impairments of $59 million, primarily due to a cancelled project.

In our Lower 48 segment, we recorded impairments of $208 million, primarily as a result of reduced volume forecasts for an onshore field, as well as an LNG-related pipeline.

We recorded impairments of $38 million in our Canada segment, primarily due to reduced volume forecasts and lower natural gas prices.

In Europe, we recorded impairments of $541 million, mainly due to reduced volume forecasts, increases in the ARO and lower natural gas prices for properties in the United Kingdom which are nearing the end of their useful lives.

The charges discussed below, within this section, are included in the “Exploration expenses” line on our consolidated income statement and are not reflected in the table above.

In our Lower 48 segment, we recorded unproved property impairments of $239 million, primarily due to decisions to discontinue further testing of the undeveloped leaseholds.

Additionally, we decided not to pursue future development of the Amauligak discovery. Accordingly, we recorded a $145 million property impairment for the carrying value of capitalized undeveloped leasehold costs associated with our Amauligak, Arctic Islands and other Beaufort properties located offshore Canada.

2013

We recorded property impairments of $216 million in our Canada segment, mainly as a result of lower natural gas price assumptions, reduced volume forecasts and higher costs.

In Europe, we recorded impairments of $301 million, primarily due to ARO revisions for properties in the United Kingdom which are nearing the end of their useful lives or have ceased production.

Note 10—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars

	2015	2014

Asset retirement obligations	$9,911	10,939
Accrued environmental costs	258	344

Total asset retirement obligations and accrued environmental costs	10,169	11,283
Asset retirement obligations and accrued environmental costs due within one year*	(589)	(636)

Long-term asset retirement obligations and accrued environmental costs	$9,580	10,647

*Classified as a current liability on the balance sheet under “Other accruals.”

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

During 2015 and 2014, our overall asset retirement obligation changed as follows:

	Millions of Dollars

	2015	2014

Balance at January 1	$10,939	10,076
Accretion of discount	480	479
New obligations	135	368
Changes in estimates of existing obligations	267	1,175
Spending on existing obligations	(437)	(365)
Property dispositions	(726)	(20)
Foreign currency translation	(747)	(774)

Balance at December 31	$9,911	10,939

Accrued Environmental Costs

Total accrued environmental costs at December 31, 2015 and 2014, were $258 million and $344 million, respectively.

We had accrued environmental costs of $184 million and $250 million at December 31, 2015 and 2014, respectively, related to remediation activities in the United States and Canada. We had also accrued in Corporate and Other $57 million and $79 million of environmental costs associated with sites no longer in operation at December 31, 2015 and 2014, respectively. In addition, $17 million and $15 million were included at both December 31, 2015 and 2014, respectively, where the company has been named a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act, or similar state laws. Accrued environmental liabilities are expected to be paid over periods extending up to 30 years.

Expected expenditures for environmental obligations acquired in various business combinations are discounted using a weighted-average 5 percent discount factor, resulting in an accrued balance for acquired environmental liabilities of $105 million at December 31, 2015. The expected future undiscounted payments related to the portion of the accrued environmental costs that have been discounted are: $12 million in 2016, $13 million in 2017, $9 million in 2018, $6 million in 2019, $4 million in 2020, and $117 million for all future years after 2020.

Note 11—Debt

Long-term debt at December 31 was:

	Millions of Dollars

	2015	2014

9.125% Debentures due 2021	$150	150
8.20% Debentures due 2025	150	150
8.125% Notes due 2030	600	600
7.9% Debentures due 2047	100	100
7.8% Debentures due 2027	300	300
7.65% Debentures due 2023	88	88
7.40% Notes due 2031	500	500
7.375% Debentures due 2029	92	92
7.25% Notes due 2031	500	500
7.20% Notes due 2031	575	575
7% Debentures due 2029	200	200
6.95% Notes due 2029	1,549	1,549
6.875% Debentures due 2026	67	67
6.65% Debentures due 2018	297	297
6.50% Notes due 2039	2,250	2,250
6.50% Notes due 2039	500	500
6.00% Notes due 2020	1,000	1,000
5.951% Notes due 2037	645	645
5.95% Notes due 2036	500	500
5.90% Notes due 2032	505	505
5.90% Notes due 2038	600	600
5.75% Notes due 2019	2,250	2,250
5.625% Notes due 2016	1,250	1,250
5.20% Notes due 2018	500	500
4.30% Notes due 2044	750	750
4.15% Notes due 2034	500	500
3.35% Notes due 2024	1,000	1,000
3.35% Notes due 2025	500	-
2.875% Notes due 2021	750	750
2.4% Notes due 2022	1,000	1,000
2.2% Notes due 2020	500	-
1.5% Notes due 2018	750	-
1.05% Notes due 2017	1,000	1,000
Floating rate notes due 2018 at 0.61% – 0.69% during 2015	250	-
Floating rate notes due 2022 at 1.18% – 1.26% during 2015	500	-
Commercial paper at 0.16% – 0.80% during 2015 and 0.14% – 0.21% during 2014	803	860
Industrial Development Bonds due 2015 through 2038 at 0.01% – 0.13% during 2015 and 0.02% – 0.13% during 2014	18	18
Marine Terminal Revenue Refunding Bonds due 2031 at 0.01% – 0.14% during 2015 and 0.02% – 0.15% during 2014	265	265
Other	24	24

Debt at face value	23,778	21,335
Capitalized leases	818	858
Net unamortized premiums, discounts and debt issuance costs	284	372

Total debt	24,880	22,565
Short-term debt	(1,427)	(182)

Long-term debt	$23,453	22,383

Maturities of long-term borrowings, inclusive of net unamortized premiums and discounts, in 2016 through 2020 are: $1,427 million, $1,081 million, $1,859 million, $3,014 million and $1,576 million, respectively. At December 31, 2015, we classified $695 million of short-term debt as long-term debt, based on our ability and intent to refinance the obligation on a long-term basis under our revolving credit facility.

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

At December 31, 2015, we had a revolving credit facility totaling $7.0 billion expiring in June 2019. Our revolving credit facility may be used for direct bank borrowings, for the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper programs. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or any of its consolidated subsidiaries.

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

At both December 31, 2015 and 2014, we had no direct outstanding borrowings under the revolving credit facility, with no letters of credit as of December 31, 2015 and 2014. In addition, under the ConocoPhillips Qatar Funding Ltd. commercial paper program, there was $803 million of commercial paper outstanding at December 31, 2015, compared with $860 million at December 31, 2014. Since we had $803 million of commercial paper outstanding and had issued no letters of credit, we had access to $6.2 billion in borrowing capacity under our revolving credit facility at December 31, 2015.

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

A capital lease asset and capital lease obligation were recognized for our proportionate interest in the FPS of $906 million, based on the present value of the future minimum lease payments using our pre-tax incremental borrowing rate of 3.58 percent for debt with similar terms. Unitization of the Gumusut development with

Brunei was recorded during the fourth quarter of 2014 and reduced our proportionate interest in the FPS from 33 percent to 29 percent. The net carrying value of the capital lease asset was approximately $707 million and $802 million as of December 31, 2015 and December 31, 2014, respectively. The capital lease asset is being depreciated over a period consistent with the estimated proved reserves of Gumusut using the unit-of-production method with the associated depreciation included in the “Depreciation, depletion and amortization” line on our consolidated income statement. As of December 31, 2015 and December 31, 2014, accumulated depreciation of the capital lease asset amounted to approximately $122 million and $20 million, respectively.

At December 31, 2015, future minimum payments due under capital leases were:

Millions of Dollars

2016	$91
2017	76
2018	76
2019	76
2020	76
Remaining years	648

Total	1,043
Less: portion representing imputed interest	(225)

Capital lease obligations	$818

Note 12—Guarantees

At December 31, 2015, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability at inception for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

APLNG Guarantees

At December 31, 2015, we had outstanding multiple guarantees in connection with our 37.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing December 2015 exchange rates:

•	We have guaranteed APLNG’s performance with regard to a construction contract executed in connection with APLNG’s issuance of the Train 1 and Train 2 Notices to Proceed. We estimate the remaining term of this guarantee is one year. Our maximum potential amount of future payments related to this guarantee is approximately $110 million and would become payable if APLNG cancels the applicable construction contract and does not perform with respect to the amounts owed to the contractor.

•	We have issued a construction completion guarantee related to the third-party project financing secured by APLNG. Our maximum potential amount of future payments under the guarantee is estimated to be $3.2 billion, which could be payable if the full debt financing capacity is utilized and completion of the project is not achieved. Our guarantee of the project financing will be released upon meeting certain completion tests with milestones, which we estimate should occur beginning in 2016. Our maximum exposure at December 31, 2015, is $3.2 billion based upon our pro-rata share of the facility used at that date. At December 31, 2015, the carrying value of this guarantee is approximately $114 million.

•	In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy in October 2008, we agreed to reimburse Origin Energy for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of 1 to 26 years. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $1 billion ($1.8 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.

•	We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of up to 30 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $160 million and would become payable if APLNG does not perform.

Other Guarantees

We have other guarantees with maximum future potential payment amounts totaling approximately $590 million, which consist primarily of guarantees of the residual value of a leased office building, the residual value of leased corporate aircraft, a guarantee for our portion of a joint venture’s project finance reserve accounts, a guarantee to fund the short-term cash liquidity deficit of a joint venture, and a guarantee of minimum charter revenue for an LNG vessel. These guarantees have remaining terms of up to eight years or the life of the venture and would become payable if, upon sale, certain asset values are lower than guaranteed amounts, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties.

Indemnifications

Over the years, we have entered into agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes, environmental liabilities, employee claims and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at December 31, 2015, was approximately $90 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount at December 31, 2015, were approximately $40 million of environmental accruals for known contamination that are included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

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

On March 1, 2015, a supplier to one of the refineries that was included in Phillips 66 as part of the separation of our Downstream businesses formally registered Phillips 66 as a party to the supply agreement, thereby triggering a guarantee we provided at the time of separation. Our maximum potential liability for future payments under this guarantee, which would become payable if Phillips 66 does not perform its contractual obligations under the supply agreement, is approximately $1.6 billion. At December 31, 2015, the carrying value of this guarantee is approximately $98 million and the remaining term is nine years. Because Phillips 66 has indemnified us for losses incurred under this guarantee, we have recorded an indemnification asset from Phillips 66 of approximately $98 million. The recorded indemnification asset amount represents the estimated fair value of the guarantee; however, if we are required to perform under the guarantee, we would expect to recover from Phillips 66 any amounts in excess of that value, provided Phillips 66 is a going concern.

Note 13—Contingencies and Commitments

A number of lawsuits involving a variety of claims arising in the ordinary course of business have been made against ConocoPhillips. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. With respect to income tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain. See Note 19—Income Taxes, for additional information about income tax-related contingencies.

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

Legal Proceedings

We are subject to various lawsuits and claims including but not limited to matters involving oil and gas royalty and severance tax payments, gas measurement and valuation methods, contract disputes, environmental damages, personal injury, and property damage. Our primary exposures for such matters relate to alleged royalty and tax underpayments on certain federal, state and privately owned properties and claims of alleged environmental contamination from historic operations. We will continue to defend ourselves vigorously in these matters.

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

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at December 31, 2015, we had performance obligations secured by letters of credit of $340 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.

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

ConocoPhillips served a Notice of Arbitration on the Timor-Leste Minister of Finance in October 2012 for outstanding disputes related to a series of tax assessments. The arbitration hearing was conducted in Singapore in June 2014 under the United Nations Commission on International Trade Laws (UNCITRAL) arbitration rules, pursuant to the terms of the Tax Stability Agreement with the Timor-Leste government. Post-hearing briefs from both parties were filed in August 2014. In January 2016, the Government of Timor-Leste and ConocoPhillips reached a settlement of several significant tax disputes. However, we await the Tribunal’s decision with respect to certain unresolved matters.

Long-Term Throughput Agreements and Take-or-Pay Agreements

We have certain throughput agreements and take-or-pay agreements in support of financing arrangements. The agreements typically provide for natural gas or crude oil transportation to be used in the ordinary course of the company’s business. The aggregate amounts of estimated payments under these various agreements are: 2016—$27 million; 2017—$27 million; 2018—$22 million; 2019—$7 million; 2020—$7 million; and 2021 and after—$80 million. Total payments under the agreements were $27 million in 2015 and $127 million in each of 2014 and 2013.

Note 14—Derivative and Financial Instruments

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

The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars

	2015	2014

Assets
Prepaid expenses and other current assets	$768	4,500
Other assets	60	157
Liabilities
Other accruals	754	4,426
Other liabilities and deferred credits	46	144

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars

	2015	2014	2013

Sales and other operating revenues	$231	523	(160)
Other income	2	1	4
Purchased commodities	(201)	(458)	139

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)

	2015	2014

Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(14)	(11)
Basis	(17)	18

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

The following table presents the gross fair values of our foreign currency exchange derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars

	2015	2014

Assets
Prepaid expenses and other current assets	$47	1
Liabilities
Other accruals	8	1

The (gains) losses from foreign currency exchange derivatives incurred, and the line item where they appear on our consolidated income statement were:

	Millions of Dollars

	2015	2014	2013

Foreign currency transaction (gains) losses	$(33)	3	4

We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions Notional Currency
	2015	2014

Foreign Currency Exchange Derivatives
Sell U.S. dollar, buy other currencies*	USD 347	7
Buy U.S. dollar, sell other currencies**	USD 20	44
Buy British pound, sell other currencies***	GBP 567	20

    *Primarily Canadian dollar, Norwegian krone and British pound.

  **Primarily Canadian dollar and Norwegian krone.

***Primarily Canadian dollar and euro.

Financial Instruments

We have certain financial instruments with maturities based on our cash forecasts for the various currency pools we manage. The maturities of these investments may from time to time extend beyond 90 days. The types of financial instruments include:

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

These financial instruments appear in the “Cash and cash equivalents” line of our consolidated balance sheet if the maturities at the time we made the investments were 90 days or less. At December 31, we held the following financial instruments:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents
	2015	2014

Cash	$528	946
Money market funds	-	50
Time deposits
Remaining maturities from 1 to 90 days	1,840	3,726
Commercial paper
Remaining maturities from 1 to 90 days	-	340

	$2,368	5,062

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

The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position on December 31, 2015 and December 31, 2014, was $158 million and $150 million, respectively. For these instruments, $2 million of collateral was posted as of December 31, 2015, and no collateral was posted as of December 31, 2014. If our credit rating had been lowered one level from its “A” rating (per Standard and Poor’s) on December 31, 2015, we would be required to post no additional collateral to our counterparties. If we had been downgraded below investment grade, we would be required to post $156 million of additional collateral, either with cash or letters of credit.

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

The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. Transfers occur at the end of the reporting period. There were no material transfers in or out of Level 1 during 2015 and 2014.

Recurring Fair Value Measurement

Financial assets and liabilities reported at fair value on a recurring basis primarily include commodity derivatives and certain investments to support nonqualified deferred compensation plans. The deferred compensation investments are measured at fair value using unadjusted prices available from national securities exchanges; therefore, these assets are categorized as Level 1 in the fair value hierarchy. Level 1 derivative assets and liabilities primarily represent exchange-traded futures and options that are valued using unadjusted prices available from the underlying exchange. Level 2 derivative assets and liabilities primarily represent OTC swaps, options and forward purchase and sale contracts that are valued using adjusted exchange prices, prices provided by brokers or pricing service companies that are all corroborated by market data. Level 3 derivative assets and liabilities consist of OTC swaps, options and forward purchase and sale contracts where a significant portion of fair value is calculated from underlying market data that is not readily available. The derived value uses industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in management’s best estimate of fair value. Level 3 activity was not material for all periods presented.

The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Deferred compensation investments	$21	-	-	21	297	-	-	297
Commodity derivatives	516	242	70	828	4,221	361	75	4,657

Total assets	$537	242	70	849	4,518	361	75	4,954

Liabilities
Commodity derivatives	$515	273	12	800	4,200	354	16	4,570

Total liabilities	$515	273	12	800	4,200	354	16	4,570

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists.

	Millions of Dollars
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Setoff	Net Amounts

December 31, 2015
Assets	$828	600	228	-	8	220
Liabilities	800	600	200	1	11	188

December 31, 2014
Assets	$4,657	4,352	305	8	28	269
Liabilities	4,570	4,352	218	4	22	192

At December 31, 2015 and December 31, 2014, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement

The following table summarizes the fair value hierarchy by major category for assets accounted for at fair value on a non-recurring basis:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value*	Level 3 Inputs	Before-Tax Loss

Year ended December 31, 2015
Net PP&E (held for use)	$440	440	681
Net PP&E (unproved property)	104	104	240
Equity method investments	10,210	10,210	1,507

Year ended December 31, 2014
Net PP&E (held for use)	$87	87	756
Net PP&E (unproved property)	39	39	158

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

Equity Method Investments

Certain equity method investments, primarily our investment in APLNG, were determined to have fair values below their carrying amounts, and the impairments were considered to be other than temporary. For additional information, see Note 7—Investments, Loans and Long-Term Receivables.

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

The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	2015	2014	2015	2014

Financial assets
Deferred compensation investments	$21	297	21	297
Commodity derivatives	228	297	228	297
Total loans and advances—related parties	808	913	808	913
Financial liabilities
Total debt, excluding capital leases	24,062	21,707	24,785	25,191
Commodity derivatives	199	214	199	214

Deferred compensation investments

In May 2015, we liquidated certain deferred compensation investments for proceeds of $267 million, which is included in the “Other” line within “Cash Flows From Investing Activities” on our consolidated statement of cash flows.

Commodity derivatives

At December 31, 2015, commodity derivative assets and liabilities appear net with no obligations to return cash collateral and $1 million of rights to reclaim cash collateral, respectively. At December 31, 2014, commodity derivative assets and liabilities appear net of $8 million of obligations to return cash collateral and $4 million of rights to reclaim cash collateral, respectively.

Note 16—Equity

Common Stock

The changes in our shares of common stock, as categorized in the equity section of the balance sheet, were:

	Shares
	2015	2014	2013

Issued
Beginning of year	1,773,583,368	1,768,169,906	1,762,247,949
Distributed under benefit plans	4,643,020	5,413,462	5,921,957

End of year	1,778,226,388	1,773,583,368	1,768,169,906

Preferred Stock

We have authorized 500 million shares of preferred stock, par value $.01 per share, none of which was issued or outstanding at December 31, 2015 or 2014.

Noncontrolling Interests

At December 31, 2015 and 2014, we had $320 million and $362 million outstanding, respectively, of equity in less-than-wholly owned consolidated subsidiaries held by noncontrolling interest owners. For both periods, the amounts were related to the Darwin LNG and Bayu-Darwin Pipeline operating joint ventures we control.

Note 17—Non-Mineral Leases

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

At December 31, 2015, future minimum rental payments due under noncancelable leases were:

Millions of Dollars

2016	$671
2017	360
2018	215
2019	156
2020	374
Remaining years	381

Total	2,157
Less: income from subleases	(9)

Net minimum operating lease payments	$2,148

Operating lease rental expense for the years ended December 31 was:

	Millions of Dollars
	2015	2014	2013

Total rentals	$432	474	317
Less: sublease rentals	(9)	(10)	(12)

	$423	464	305

Note 18—Employee Benefit Plans

Pension and Postretirement Plans

An analysis of the projected benefit obligations for our pension plans and accumulated benefit obligations for our postretirement health and life insurance plans follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2015		2014		2015	2014

	U.S.	Int’l.	U.S.	Int’l.

Change in Benefit Obligation
Benefit obligation at January 1	$4,387	3,984	3,954	3,583	716	682
Service cost	138	124	124	109	4	3
Interest cost	161	135	165	166	22	29
Plan participant contributions	-	5	-	6	21	21
Plan amendments	-	-	-	-	(303)	-
Actuarial (gain) loss	(212)	(442)	477	598	(49)	53
Benefits paid	(729)	(162)	(333)	(122)	(63)	(70)
Curtailment	27	(43)	-	-	8	-
Recognition of termination benefits	-	68	-	-	-	-
Foreign currency exchange rate change	-	(348)	-	(356)	(4)	(2)

Benefit obligation at December 31*	$3,772	3,321	4,387	3,984	352	716

*Accumulated benefit obligation portion of above at December 31:	$3,573	2,953	3,957	3,111

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$3,266	3,278	3,092	3,132	-	-
Actual return on plan assets	(4)	96	234	410	-	-
Company contributions	73	120	273	203	42	49
Plan participant contributions	-	5	-	6	21	21
Benefits paid	(729)	(162)	(333)	(122)	(63)	(70)
Foreign currency exchange rate change	-	(274)	-	(351)	-	-

Fair value of plan assets at December 31	$2,606	3,063	3,266	3,278	-	-

Funded Status	$(1,166)	(258)	(1,121)	(706)	(352)	(716)

	Millions of Dollars
	Pension Benefits				Other Benefits
	2015		2014		2015	2014

	U.S.	Int’l.	U.S.	Int’l.

Amounts Recognized in the Consolidated Balance Sheet at December 31
Noncurrent assets	$-	175	-	13	-	-
Current liabilities	(99)	(34)	(26)	(9)	(45)	(49)
Noncurrent liabilities	(1,067)	(399)	(1,095)	(710)	(307)	(667)

Total recognized	$(1,166)	(258)	(1,121)	(706)	(352)	(716)

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	4.50%	3.95	3.80	3.55	3.90	4.15
Rate of compensation increase	4.00	4.05	4.75	4.35	-	-

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	4.00%	3.55	4.40	4.75	4.05	4.45
Expected return on plan assets	7.00	5.40	7.00	5.75	-	-
Rate of compensation increase	4.75	4.35	4.75	4.60	-	-

For both U.S. and international pensions, the overall expected long-term rate of return is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. We rely on a variety of independent market forecasts in developing the expected rate of return for each class of assets.

Included in accumulated other comprehensive income (loss) at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2015		2014		2015	2014

	U.S.	Int’l.	U.S.	Int’l.

Unrecognized net actuarial (gain) loss	$773	273	1,146	852	(18)	25
Unrecognized prior service cost (credit)	9	(30)	16	(43)	(292)	(4)

	Millions of Dollars
	Pension Benefits				Other Benefits
	2015		2014		2015	2014

	U.S.	Int’l.	U.S.	Int’l.

Sources of Change in Other Comprehensive Income (Loss)
Net gain (loss) arising during the period	$61	490	(456)	(331)	41	(53)
Amortization of (gain) loss included in income (loss)*	312	89	77	57	2	(3)

Net change during the period	$373	579	(379)	(274)	43	(56)

Prior service credit (cost) arising during the period	$-	(2)	-	(3)	303	-
Amortization of prior service cost (credit) included in income (loss)	7	(11)	6	(8)	(15)	(4)

Net change during the period	$7	(13)	6	(11)	288	(4)

*Includes settlement losses recognized in 2015.

During the year ended December 31, 2015, there were amendments to the U.S. other postretirement benefit plan. The benefit obligation decreased by $303 million for changes in the plan made to retiree medical benefits. The $303 million decrease consists of $149 million related to the discontinuation of all company premium cost-sharing contributions to the post-65 retiree medical plan after December 31, 2025, $91 million related to updated cost sharing assumption changes for retirees, $49 million associated with excluding employees and retirees of Phillips 66 who were not enrolled in a ConocoPhillips retiree medical plan as of July 1, 2015, and $14 million associated with new participants in the post-65 retiree medical plan after December 31, 2015 no longer being eligible for any company premium cost-sharing contributions. The $303 million decrease in the benefit obligation resulted in a corresponding decrease in other comprehensive loss.

Included in accumulated other comprehensive income (loss) at December 31, 2015, were the following before-tax tax amounts that are expected to be amortized into net periodic benefit cost during 2016:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

Unrecognized net actuarial (gain) loss	$78	30	(2)
Unrecognized prior service cost (credit)	5	(6)	(34)

For our tax-qualified pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets were $5,720 million, $5,314 million, and $4,759 million, respectively, at December 31, 2015, and $7,584 million, $6,503 million, and $6,446 million, respectively, at December 31, 2014.

For our unfunded nonqualified key employee supplemental pension plans, the projected benefit obligation and the accumulated benefit obligation were $639 million and $564 million, respectively, at December 31, 2015, and were $703 million and $482 million, respectively, at December 31, 2014.

The components of net periodic benefit cost of all defined benefit plans are presented in the following table:

	Millions of Dollars
	Pension Benefits						Other Benefits
	2015		2014		2013		2015	2014	2013

	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Service cost	$138	124	124	109	138	102	4	3	3
Interest cost	161	135	165	166	143	145	22	29	26
Expected return on plan assets	(201)	(164)	(213)	(181)	(186)	(160)	-	-	-
Amortization of prior service cost (credit)	6	(7)	6	(8)	6	(7)	(17)	(4)	(4)
Recognized net actuarial loss (gain)	115	82	77	57	151	73	2	(3)	3
Settlements	197	7	-	-	67	-	-	-	-
Curtailment (gain) loss	35	(4)	-	-	-	-	2	-	-

Net periodic benefit cost	$451	173	159	143	319	153	13	25	28

We recognized pension settlement losses of $204 million in 2015 and $67 million in 2013 as lump-sum benefit payments from certain U.S. and international pension plans exceeded the sum of service and interest costs for those plans and led to recognition of settlement losses.

As part of the 2015 restructuring program, we concluded that actions taken during the year ended December 31, 2015, resulted in a significant reduction of future services of active employees in the U.S. qualified pension plan, a U.S. nonqualified supplemental retirement plan, certain international qualified and nonqualified pension plans, and the U.S. other postretirement benefit plan. As a result, we recognized an increase in the benefit obligation and a proportionate share of prior service cost from other comprehensive income (loss) as curtailment losses of $33 million during the year ended December 31, 2015.

Also as part of the 2015 restructuring program in the U.S. and Europe, we recognized expense for special termination benefits of $124 million during the year ended December 31, 2015, consisting of $46 million in the U.S. and $78 million in Europe (including related social security tax). Approximately 62 percent of the Europe amount is recoverable from joint venture partners.

In determining net pension and other postretirement benefit costs, we amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan. For net actuarial gains and losses, we amortize 10 percent of the unamortized balance each year.

We have multiple nonpension postretirement benefit plans for health and life insurance. The health care plans are contributory and subject to various cost sharing features, with participant and company contributions adjusted annually; the life insurance plans are noncontributory. The measurement of the U.S. pre-65 retiree medical accumulated postretirement benefit obligation assumes a health care cost trend rate of 6.75 percent in 2016 that declines to 5 percent by 2023. The measurement of the U.S. post-65 retiree medical accumulated postretirement benefit obligation assumes a health care cost trend rate of 3 percent in 2016 that increases to 5 percent by 2018. A one-percentage-point change in the assumed health care cost trend rate would be immaterial to ConocoPhillips.

Plan Assets—We follow a policy of broadly diversifying pension plan assets across asset classes, investment managers and individual holdings. As a result, our plan assets have no significant concentrations of credit risk. Asset classes that are considered appropriate include U.S. equities, non-U.S. equities, U.S. fixed income, non-U.S. fixed income, real estate and private equity investments. Plan fiduciaries may consider and add other asset classes to the investment program from time to time. The target allocations for plan assets are 58 percent equity securities, 36 percent debt securities and 6 percent real estate. Generally, the plan investments are publicly traded, therefore minimizing liquidity risk in the portfolio.

The following is a description of the valuation methodologies used for the pension plan assets. There have been no changes in the methodologies used at December 31, 2015 and 2014.

•	Fair values of equity securities and government debt securities categorized in Level 1 are primarily based on quoted market prices in active markets for identical assets and liabilities.
•	Fair values of corporate debt securities, agency and mortgage-backed securities and government debt securities categorized in Level 2 are estimated using recently executed transactions and quoted market prices for similar assets and liabilities in active markets and for identical assets and liabilities in markets that are not active. If there have been no market transactions in a particular fixed income security, its fair value is calculated by pricing models that benchmark the security against other securities with actual market prices. When observable quoted market prices are not available, fair value is based on pricing models that use something other than actual market prices (e.g., observable inputs such as benchmark yields, reported trades and issuer spreads for similar securities), and these securities are categorized in Level 3 of the fair value hierarchy.
•	Fair values of investments in common/collective trusts are determined by the issuer of each fund based on the fair value of the underlying assets.
•	Fair values of mutual funds are based on quoted market prices, which represent the net asset value of shares held.
•	Cash is valued at cost, which approximates fair value. Fair values of international cash equivalents categorized in Level 2 are valued using observable yield curves, discounting and interest rates. U.S. cash balances held in the form of short-term fund units that are redeemable at the measurement date are categorized as Level 2.
•	Fair values of exchange-traded derivatives classified in Level 1 are based on quoted market prices. For other derivatives classified in Level 2, the values are generally calculated from pricing models with market input parameters from third-party sources.
•	Private equity funds are valued at net asset value as determined by the issuer based on the fair value of the underlying assets.
•	Fair values of insurance contracts are valued at the present value of the future benefit payments owed by the insurance company to the plans’ participants.
•	Fair values of real estate investments are valued using real estate valuation techniques and other methods that include reference to third-party sources and sales comparables where available.
•	A portion of U.S. pension plan assets is held as a participating interest in an insurance annuity contract, which is calculated as the market value of investments held under this contract, less the accumulated benefit obligation covered by the contract. The participating interest is classified as Level 3 in the fair value hierarchy as the fair value is determined via a combination of quoted market prices, recently executed transactions, and an actuarial present value computation for contract obligations. At December 31, 2015, the participating interest in the annuity contract was valued at $125 million and consisted of $305 million in debt securities, less $180 million for the accumulated benefit obligation covered by the contract. At December 31, 2014, the participating interest in the annuity contract was valued at $116 million and consisted of $328 million in debt securities, less $212 million for the accumulated benefit obligation covered by the contract. The net change from 2014 to 2015 is due to a decrease in the fair value of the underlying investments of $23 million and a decrease in the present value of the contract obligation of $32 million. The participating interest is not available for meeting general pension benefit obligations in the near term. No future company contributions are required and no new benefits are being accrued under this insurance annuity contract.

The fair values of our pension plan assets at December 31, by asset class were as follows:

	Millions of Dollars

	U.S.				International

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

2015
Equity Securities
U.S.	$777	3	2	782	609	-	-	609
International	485	-	-	485	450	-	-	450
Common/collective trusts	-	569	-	569	-	214	-	214
Mutual funds	-	-	-	-	234	106	-	340
Debt Securities
Government	85	56	-	141	493	-	-	493
Corporate	-	331	17	348	-	172	-	172
Agency and mortgage-backed securities	-	80	-	80	-	36	-	36
Common/collective trusts	-	-	-	-	-	406	-	406
Mutual funds	-	-	-	-	136	-	-	136
Cash and cash equivalents	-	60	-	60	46	10	-	56
Derivatives	-	(7)	-	(7)	(26)	-	-	(26)
Real estate	-	-	63	63	-	-	169	169

Total*	$1,347	1,092	82	2,521	1,942	944	169	3,055

*Excludes the participating interest in the insurance annuity contract with a net asset value of $125 million and net payables related to security transactions of $32 million.

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

Our funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended. Contributions to foreign plans are dependent upon local laws and tax regulations. In 2016, we expect to contribute approximately $220 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $190 million to our international qualified and nonqualified pension and postretirement benefit plans.

The following benefit payments, which are exclusive of amounts to be paid from the insurance annuity contract and which reflect expected future service, as appropriate, are expected to be paid:

	Millions of Dollars

	Pension Benefits		Other Benefits

	U.S.	Int’l.

2016	$ 414	150	45
2017	347	144	43
2018	335	140	41
2019	335	143	39
2020	338	149	38
2021–2025	1,544	858	158

Severance Accrual

As a result of the current business environment’s impact on our operating and capital plans, a reduction in our overall employee workforce occurred during 2015. Severance accruals of $306 million were recorded in 2015. The following table summarizes our severance accrual activity for the year ended December 31, 2015:

Millions of Dollars
Balance at December 31, 2014	$61
Accruals	306
Accrual reversals	(3)
Benefit payments	(200)
Foreign currency translation adjustments	(8)

Balance at December 31, 2015	$156

Of the remaining balance at December 31, 2015, $121 million is classified as short-term.

Defined Contribution Plans

Most U.S. employees are eligible to participate in the ConocoPhillips Savings Plan (CPSP). Employees can deposit up to 75 percent of their eligible pay, subject to statutory limits, in the CPSP to a choice of approximately 35 investment funds. In 2015, employees who participate in the CPSP and contribute 1 percent of their eligible pay receive a 9 percent company cash match, subject to certain limitations. Starting in 2016, employees who participate in the CPSP and contribute 1 percent of their eligible pay receive a 6 percent company cash match with a potential company discretionary cash contribution of up to 6 percent. Company contributions charged to expense related to continuing and discontinued operations for the CPSP and predecessor plans were $103 million in 2015, $116 million in 2014, and $101 million in 2013.

In 1990, the Long-Term Stock Savings Plan of Phillips Petroleum Company (subsequently the stock savings feature of the CPSP) borrowed funds that were used to purchase previously unissued shares of company common stock. Since the company guaranteed the CPSP’s borrowings, the unpaid balance was reported as a liability of the company and unearned compensation was shown as a reduction of common stockholders’ equity. Dividends on all shares were charged against retained earnings. The debt was serviced by the CPSP from company contributions and dividends received on certain shares of common stock held by the plan, including all unallocated shares. The shares held by the stock savings feature of the CPSP were released for allocation to participant accounts based on debt service payments on CPSP borrowings. In 2012, the final debt service payment was made and all remaining unallocated shares were released for allocation to participant accounts. The total number of allocated CPSP stock savings feature shares as of December 31, 2015 and 2014, were 7,243,832 and 8,198,873, respectively.

We have several defined contribution plans for our international employees, each with its own terms and eligibility depending on location. Total compensation expense related to continuing and discontinued operations recognized for these international plans was approximately $55 million in 2015, $66 million in 2014 and $60 million in 2013.

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

Compensation Expense—Total share-based compensation expense recognized in income (loss) related to continuing and discontinued operations and the associated tax benefit for the years ended December 31 were as follows:

	Millions of Dollars

	2015	2014	2013

Compensation cost	$362	358	308
Tax benefit	123	125	109

The fair market values of the options granted over the past three years were measured on the date of grant using the Black-Scholes-Merton option-pricing model. The weighted-average assumptions used were as follows:

	2015	2014	2013

Assumptions used
Risk-free interest rate	1.79%	1.86	1.09
Dividend yield	4.00%	4.00	4.00
Volatility factor	23.32%	25.31	28.95
Expected life (years)	5.79	6.12	5.95

There were no ranges in the assumptions used to determine the fair market values of our options granted over the past three years.

Due to the separation of our Downstream businesses in 2012, expected volatility for grants of options in 2014 and 2013 was based on a three-year average historical stock price volatility of a group of peer companies. We believe our historical volatility for periods prior to the separation of our Downstream businesses is no longer relevant in estimating expected volatility. For 2015, expected volatility was based on the weighted average blend of the company’s historical stock price volatility from May 1, 2012 (the date of separation of our Downstream businesses) through the stock option grant date and the average historical stock price volatility of a group of peer companies for the expected term of the options.

The following summarizes our stock option activity for the year ended December 31, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average	Millions of Dollars
			Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2014	17,117,871	$52.61		$284
Granted	3,873,700	69.25	$9.54
Exercised	(548,707)	42.11		10
Forfeited	(258,010)	69.20
Expired or cancelled	(44)	23.37

Outstanding at December 31, 2015	20,184,810	$55.88		$42

Vested at December 31, 2015	16,650,347	$53.66		$42

Exercisable at December 31, 2015	13,192,751	$50.34		$42

The weighted-average remaining contractual term of outstanding options, vested options and exercisable options at December 31, 2015, was 5.84 years, 5.27 years and 4.43 years, respectively. The weighted-average grant date fair value of stock option awards granted during 2014 and 2013 was $10.17 and $9.90, respectively. The aggregate intrinsic value of options exercised during 2014 and 2013 was $89 million and $95 million, respectively.

During 2015, we received $23 million in cash and realized a tax benefit related to both continuing and discontinued operations of $16 million from the exercise of options. At December 31, 2015, the remaining unrecognized compensation expense from unvested options was $16 million, which will be recognized over a weighted-average period of 1.22 years, the longest period being 2.13 years.

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

The following summarizes our stock unit activity for the year ended December 31, 2015:

	Stock Units	Weighted-Average	Millions of Dollars

		Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2014	11,782,856	$ 55.75
Granted	3,455,150	65.40
Forfeited	(660,298)	63.11
Issued	(5,399,543)		$ 316

Outstanding at December 31, 2015	9,178,165	$ 59.80

Not Vested at December 31, 2015	6,289,931	$ 59.87

At December 31, 2015, the remaining unrecognized compensation cost from the unvested units was $155 million, which will be recognized over a weighted-average period of 1.53 years, the longest period being 2.67 years. The weighted-average grant date fair value of stock unit awards granted during 2014 and 2013 was $62.72 and $57.99, respectively. The total fair value of stock units issued during 2014 and 2013 was $256 million and $245 million, respectively.

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

The following summarizes our stock-settled Performance Share Program activity for the year ended December 31, 2015:

	Stock Units	Weighted-Average	Millions of Dollars
		Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2014	4,651,244	$ 51.75
Granted	59,807	69.25
Issued	(440,829)		$ 25

Outstanding at December 31, 2015	4,270,222	$ 51.95

Not Vested at December 31, 2015	702,623	$ 53.90

At December 31, 2015, the remaining unrecognized compensation cost from unvested stock-settled performance share awards was $9 million, which includes $2 million related to unvested stock-settled performance share awards tied to Phillips 66 stock held by ConocoPhillips employees, which will be recognized over a weighted-average period of 1.76 years, the longest period being 4.99 years. The weighted-average grant date fair value of stock-settled PSUs granted during 2014 and 2013 was $65.46 and $60.00, respectively. The total fair value of stock-settled PSUs issued during both 2014 and 2013 was $18 million.

Cash-Settled

In connection with and immediately following the separation of our Downstream businesses in 2012, grants of new PSUs, subject to a shortened performance period, were authorized. Once granted, these PSUs vest, absent employee election to defer, on the earlier of five years after the grant date of the award or the date the employee becomes eligible for retirement. For employees eligible for retirement by or shortly after the grant date, we recognize compensation expense over the period beginning on the date of authorization and ending on the date of grant. Otherwise, we recognize compensation expense beginning on the grant date and ending on the date the PSUs are scheduled to vest. These PSUs are settled in cash equal to the fair market value of a share of ConocoPhillips common stock per unit on the settlement date and thus are classified as liabilities on the balance sheet. Until settlement occurs, recipients of the PSUs receive a quarterly cash payment of a dividend equivalent that is charged to compensation expense.

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

The following summarizes our cash-settled Performance Share Program activity for the year ended December 31, 2015:

		Weighted-Average	Millions of Dollars

	Stock Units	Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2014	675,587	$ 69.23
Granted	903,398	46.54
Settled	(119,749)		$ 6

Outstanding at December 31, 2015	1,459,236	$ 46.54

Not Vested at December 31, 2015	873,853	$ 46.54

At December 31, 2015, the remaining unrecognized compensation cost from unvested cash-settled performance share awards was $18 million, which will be recognized over a weighted-average period of 2.10 years, the longest period being 4.13 years. The weighted-average grant date fair value of cash-settled PSUs granted during 2014 and 2013 was $69.23 and $58.08, respectively. The total fair value of cash-settled performance share awards settled during 2014 and 2013 was zero.

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

The following summarizes the aggregate activity of these restricted shares and units for the year ended December 31, 2015:

		Weighted-Average	Millions of Dollars

	Stock Units	Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2014	1,207,035	$ 31.48
Granted	108,306	58.66
Cancelled	(6,969)	22.62
Issued	(36,236)		$ 3

Outstanding at December 31, 2015	1,272,136	$ 33.25

Not Vested at December 31, 2015	-

At December 31, 2015, all outstanding restricted stock and restricted stock units were fully vested and there was no remaining compensation cost to be recorded. The weighted-average grant date fair value of awards granted during 2014 and 2013 was $71.23 and $62.52, respectively. The total fair value of awards issued during 2014 and 2013 was $3 million and $2 million, respectively.

Note 19—Income Taxes

Income taxes charged to income (loss) from continuing operations were:

	Millions of Dollars

	2015	2014	2013

Income Taxes
Federal
Current	$(718)	188	724
Deferred	(1,443)	365	811
Foreign
Current	745	2,846	4,249
Deferred	(1,315)	252	504
State and local
Current	8	46	220
Deferred	(145)	(114)	(99)

	$(2,868)	3,583	6,409

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

	Millions of Dollars

	2015	2014

Deferred Tax Liabilities
PP&E and intangibles	$16,378	20,054
Investment in joint ventures	866	1,013
Inventory	25	51
Deferred state income tax	128	63
Partnership income deferral	44	155
Other	453	509

Total deferred tax liabilities	17,894	21,845

Deferred Tax Assets
Benefit plan accruals	1,160	1,552
Asset retirement obligations and accrued environmental costs	4,426	4,971
Deferred state income tax	-	-
Other financial accruals and deferrals	616	552
Loss and credit carryforwards	1,579	1,568
Other	134	329

Total deferred tax assets	7,915	8,972
Less: valuation allowance	(734)	(970)

Net deferred tax assets	7,181	8,002

Net deferred tax liabilities	$10,713	13,843

Effective December 31, 2015, we early adopted, on a prospective basis, FASB ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” This ASU requires all deferred tax assets and liabilities to be reported as noncurrent. Noncurrent assets and liabilities include deferred taxes of $286 million and $10,999 million, respectively, at December 31, 2015. Current assets, noncurrent assets, current liabilities and noncurrent liabilities included deferred taxes of $865 million, $370 million, $8 million and $15,070 million, respectively, at December 31, 2014. The adoption of this ASU was not reflected on our consolidated statement of cash flows.

We have loss and credit carryovers in multiple taxing jurisdictions. These attributes generally expire between 2016 and 2036 with some carryovers having indefinite carryforward periods.

Valuation allowances have been established to reduce deferred tax assets to an amount that will, more likely than not, be realized. During 2015, valuation allowances decreased a total of $236 million. This decrease primarily relates to the relinquishment of certain assets. Based on our historical taxable income, expectations for the future, and available tax-planning strategies, management expects remaining net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income.

At December 31, 2015, unremitted income considered to be permanently reinvested in certain foreign subsidiaries and foreign corporate joint ventures totaled approximately $3,300 million. Deferred income taxes have not been provided on this amount, as we do not plan to initiate any action that would require the payment of income taxes. Due to the nature of our structures within the jurisdictions in which we operate, as well as the complex nature of the relevant tax laws, it is not practicable to estimate the amount of additional tax, if any, that might be payable on this income if distributed.

The following table shows a reconciliation of the beginning and ending unrecognized tax benefits for 2015, 2014 and 2013:

	Millions of Dollars

	2015	2014	2013

Balance at January 1	$442	655	872
Additions based on tax positions related to the current year	54	46	52
Additions for tax positions of prior years	4	7	30
Reductions for tax positions of prior years	(37)	(228)	(251)
Settlements	(4)	(28)	(48)
Lapse of statute	-	(10)	-

Balance at December 31	$459	442	655

Included in the balance of unrecognized tax benefits for 2015, 2014 and 2013 were $354 million, $348 million and $440 million, respectively, which, if recognized, would impact our effective tax rate.

At December 31, 2015, 2014 and 2013, accrued liabilities for interest and penalties totaled $79 million, $65 million and $120 million, respectively, net of accrued income taxes. Interest and penalties resulted in a reduction to earnings of $11 million in 2015, and a benefit to earnings of $43 million and $9 million in 2014 and 2013, respectively.

We and our subsidiaries file tax returns in the U.S. federal jurisdiction and in many foreign and state jurisdictions. Audits in major jurisdictions are generally complete as follows: United Kingdom (2012), Canada (2009), United States (2010) and Norway (2014). Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion in the many jurisdictions in which we operate around the world. As a consequence, the balance in unrecognized tax benefits can be expected to fluctuate from period to period. It is reasonably possible such changes could be significant when compared with our total unrecognized tax benefits, but the amount of change is not estimable.

The amounts of U.S. and foreign income (loss) from continuing operations before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes, were:

	Millions of Dollars			Percent of Pre-Tax Income (Loss)

	2015	2014	2013	2015	2014	2013

Income (loss) before income taxes from continuing operations
United States	$(4,150)	2,310	5,046	57.3%	24.6	34.9
Foreign	(3,089)	7,080	9,400	42.7	75.4	65.1

	$(7,239)	9,390	14,446	100.0%	100.0	100.0

Federal statutory income tax	$(2,534)	3,287	5,056	35.0%	35.0	35.0
Foreign taxes in excess of federal statutory rate	381	376	1,389	(5.3)	4.0	9.6
Foreign tax law change	(426)	-	-	5.9	-	-
U.S. fair value election	(185)	-	-	2.6	-	-
Capital loss benefit	-	-	(79)	-	-	(0.5)
Federal manufacturing deduction	-	(15)	(35)	-	(0.2)	(0.2)
State income tax	(89)	(44)	79	1.2	(0.5)	0.5
Other	(15)	(21)	(1)	0.2	(0.2)	-

	$(2,868)	3,583	6,409	39.6%	38.1	44.4

The increase in the effective tax rate for 2015 was primarily due to the U.K. tax law change and electing the fair market value method of apportioning interest expense for prior years, discussed below; partially offset by lower income in high tax jurisdictions and the Canadian tax law change, discussed below.

The change in the effective tax rate from 2013 to 2014, was primarily due to lower income in high tax jurisdictions.

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

In December 2015, we filed refund claims for prior years electing the fair market value method of apportioning interest in the United States. As a result, a $185 million tax benefit was recorded in the fourth quarter of 2015.

Certain operating losses in jurisdictions outside of the U.S. only yield a tax benefit in the U.S. as a worthless security deduction. For 2015, 2014 and 2013 the amount of the benefit was $491 million, $122 million and $19 million, respectively.

Note 20—Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) in the equity section of the balance sheet included:

	Millions of Dollars

	Defined Benefit Plans	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)

December 31, 2012	$(1,425)	5,512	4,087
Other comprehensive income (loss)	601	(2,686)	(2,085)

December 31, 2013	(824)	2,826	2,002
Other comprehensive loss	(437)	(3,467)	(3,904)

December 31, 2014	(1,261)	(641)	(1,902)
Other comprehensive income (loss)	818	(5,163)	(4,345)

December 31, 2015	$(443)	(5,804)	(6,247)

The following table summarizes reclassifications out of accumulated other comprehensive loss during the years ended December 31:

	Millions of Dollars

	2015	2014

Defined Benefit Plans	$251	81

Above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of:	$133	44

See Note 18—Employee Benefit Plans, for additional information.

There were no items within accumulated other comprehensive income (loss) related to noncontrolling interests.

Note 21—Cash Flow Information

Amounts included in continuing operations for the years ended December 31 were:

	Millions of Dollars

	2015	2014	2013

Noncash Investing and Financing Activities
Increase in PP&E related to an increase in asset retirement obligations*	$402	1,611	1,329
Increase (decrease) in PP&E and debt related to a capital lease asset and obligation	7	(84)	906

Cash Payments
Interest	$920	669	566
Income taxes**	523	4,203	4,910

Net Sales (Purchases) of Short-Term Investments
Short-term investments purchased	$-	(876)	(361)
Short-term investments sold	-	1,129	98

	$-	253	(263)

*Includes $68 million and $212 million in 2014 and 2013, respectively, primarily related to the impact of U.K. tax law changes on the deductibility of decommissioning costs.

**Net of $642 million in 2015 related to a refund received from the Internal Revenue Service for 2014 overpaid taxes.

In relation to certain working capital changes associated with investing activities, we reclassified $180 million and $55 million of the “Increase (decrease) in accounts payable” line within “Cash Flows From Operating Activities” to the “Working capital changes associated with investing activities” line within “Cash Flows From Investing Activities” for December 31, 2014 and December 31, 2013, respectively. There was no impact to “Cash and Cash Equivalents at End of Period.”

Note 22—Other Financial Information

Amounts included in continuing operations for the years ended December 31 were:

	Millions of Dollars

	2015	2014	2013

Interest and Debt Expense
Incurred
Debt	$1,130	1,063	1,087
Other	84	73	192

	1,214	1,136	1,279
Capitalized	(294)	(488)	(667)

Expensed	$920	648	612

Other Income
Interest income	$45	83	113
Other, net	80	283	261

	$125	366	374

Research and Development Expenditures—expensed	$222	263	258

Shipping and Handling Costs*	$1,181	1,360	1,137

*Amounts included in production and operating expenses.

Foreign Currency Transaction (Gains) Losses—after-tax
Alaska	$-	-	-
Lower 48	-	-	-
Canada	-	(4)	(6)
Europe and North Africa*	(22)	(56)	(29)
Asia Pacific and Middle East	(78)	-	(29)
Other International*	(9)	-	-
Corporate and Other	45	16	31

	$(64)	(44)	(33)

*2014 and 2013 restated to conform to current period presentation.

	Millions of Dollars

	2015	2014

Properties, Plants and Equipment
Proved properties	$122,796	130,448
Unproved properties	7,410	8,951
Other	6,653	6,831

Gross properties, plants and equipment	136,859	146,230
Less: Accumulated depreciation, depletion and amortization	(70,413)	(70,786)

Net properties, plants and equipment	$66,446	75,444

Note 23—Related Party Transactions

Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

Significant transactions with our equity affiliates were:

	Millions of Dollars
	2015	2014	2013

Operating revenues and other income	$118	119	102
Purchases	97	190	184
Operating expenses and selling, general and administrative expenses	62	70	35
Net interest (income) expense*	(9)	(44)	31

*We paid interest to, or received interest from, various affiliates. See Note 7—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

The table above includes transactions with Freeport LNG through the date of the termination agreement and excludes the termination fee. See Note 7—Investments, Loans and Long-Term Receivables, for additional information.

Note 24—Segment Disclosures and Related Information

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. We manage our operations through six operating segments, which are primarily defined by geographic region: Alaska, Lower 48, Canada, Europe and North Africa, Asia Pacific and Middle East, and Other International.

After agreeing to sell our Nigeria business in 2012, we completed the sale in the third quarter of 2014. Results for these operations have been reported as discontinued operations in all periods presented. For additional information, see Note 3—Discontinued Operations.

Effective November 1, 2015, the Other International and historically presented Europe segments were restructured to align with changes to our internal organization structure. The Libya business was moved from the Other International segment to the historically presented Europe segment, which is now renamed Europe and North Africa. Accordingly, results of operations for the Other International and Europe and North Africa segments have been revised in all periods presented. There was no impact on our consolidated financial statements, and the impact on our segment presentation is immaterial.

Corporate and Other represents costs not directly associated with an operating segment, such as most interest expense, corporate overhead and certain technology activities, including licensing revenues. Corporate assets include all cash and cash equivalents.

We evaluate performance and allocate resources based on net income (loss) attributable to ConocoPhillips. Segment accounting policies are the same as those in Note 1—Accounting Policies. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars

	2015	2014	2013

Sales and Other Operating Revenues
Alaska	$4,351	8,382	8,553

Lower 48	11,976	21,721	19,480
Intersegment eliminations	(63)	(107)	(104)

Lower 48	11,913	21,614	19,376

Canada	2,454	5,162	5,254
Intersegment eliminations	(318)	(753)	(607)

Canada	2,136	4,409	4,647

Europe and North Africa	6,110	10,665	13,248
Intersegment eliminations	(4)	(49)	-

Europe and North Africa	6,106	10,616	13,248

Asia Pacific and Middle East	4,746	7,425	8,426
Intersegment eliminations	(1)	(1)	-

Asia Pacific and Middle East	4,745	7,424	8,426

Other International	1	-	-
Corporate and Other	312	79	163

Consolidated sales and other operating revenues	$29,564	52,524	54,413

Depreciation, Depletion, Amortization and Impairments
Alaska	$690	584	533
Lower 48	4,227	3,911	3,247
Canada	788	962	1,531
Europe and North Africa	2,565	2,345	1,363
Asia Pacific and Middle East	2,981	1,275	1,188
Other International	-	1	1
Corporate and Other	107	107	100

Consolidated depreciation, depletion, amortization and impairments	$11,358	9,185	7,963

	Millions of Dollars

	2015	2014	2013

Equity in Earnings of Affiliates
Alaska	$4	9	7
Lower 48	(5)	1	(2)
Canada	78	1,385	984
Europe and North Africa	23	37	27
Asia Pacific and Middle East	550	1,089	1,162
Other International	8	9	43
Corporate and Other	(3)	(1)	(2)

Consolidated equity in earnings of affiliates	$655	2,529	2,219

Income Taxes
Alaska	$(71)	1,081	1,275
Lower 48	(1,119)	(92)	398
Canada	(223)	236	(44)
Europe and North Africa	(854)	1,590	3,258
Asia Pacific and Middle East	467	1,194	1,512
Other International	(456)	(102)	134
Corporate and Other	(612)	(324)	(124)

Consolidated income taxes	$(2,868)	3,583	6,409

Net Income (Loss) Attributable to ConocoPhillips
Alaska	$4	2,041	2,274
Lower 48	(1,932)	(22)	754
Canada	(1,044)	940	718
Europe and North Africa	409	814	1,297
Asia Pacific and Middle East	(463)	2,939	3,532
Other International	(593)	(100)	223
Corporate and Other	(809)	(874)	(820)
Discontinued operations	-	1,131	1,178

Consolidated net income (loss) attributable to ConocoPhillips	$(4,428)	6,869	9,156

Investments In and Advances To Affiliates
Alaska	$61	53	53
Lower 48	455	471	905
Canada	8,165	9,484	10,273
Europe and North Africa	70	126	143
Asia Pacific and Middle East	11,780	14,022	12,806
Other International	-	59	141
Corporate and Other	15	15	16

Consolidated investments in and advances to affiliates	$20,546	24,230	24,337

	Millions of Dollars

	2015	2014	2013

Total Assets
Alaska	$12,555	12,655	11,662
Lower 48	26,932	30,185	29,552
Canada	17,221	21,764	22,394
Europe and North Africa	13,703	16,970	18,109
Asia Pacific and Middle East	22,318	25,976	25,473
Other International	282	1,116	819
Corporate and Other	4,473	7,815	8,367
Discontinued operations	-	58	1,681

Consolidated total assets	$97,484	116,539	118,057

Capital Expenditures and Investments
Alaska	$1,352	1,564	1,140
Lower 48	3,765	6,054	5,210
Canada	1,255	2,340	2,232
Europe and North Africa	1,573	2,540	3,126
Asia Pacific and Middle East	1,812	3,877	3,382
Other International	173	520	265
Corporate and Other	120	190	182

Consolidated capital expenditures and investments	$10,050	17,085	15,537

Interest Income and Expense
Interest income
Corporate	$36	40	60
Lower 48	-	35	43
Europe and North Africa	2	2	1
Asia Pacific and Middle East	6	6	8
Other International	1	-	1

Interest and debt expense
Corporate	$920	648	532
Canada	-	-	80

Sales and Other Operating Revenues by Product
Crude oil	$12,830	23,784	24,899
Natural gas	11,888	20,717	22,539
Natural gas liquids	952	2,245	2,111
Other*	3,894	5,778	4,864

Consolidated sales and other operating revenues by product	$29,564	52,524	54,413

*Includes LNG and bitumen.

Geographic Information

	Millions of Dollars

	Sales and Other Operating Revenues(1)			Long-Lived Assets(2)

	2015	2014	2013	2015	2014	2013

United States	$16,284	30,019	27,954	37,445	39,641	37,593
Australia(3)	2,127	3,258	3,571	12,788	14,969	13,450
Canada	2,136	4,409	4,647	16,766	20,874	21,380
China	782	1,701	2,120	1,647	1,913	2,143
Indonesia	1,165	1,963	2,083	1,191	1,526	1,780
Malaysia	598	403	281	3,599	3,811	3,406
Norway	2,107	3,794	4,323	6,933	8,142	8,089
United Kingdom	4,005	6,594	7,717	4,154	5,327	5,959
Other foreign countries	360	383	1,717	2,469	3,471	3,364

Worldwide consolidated	$29,564	52,524	54,413	86,992	99,674	97,164

(1)Sales and other operating revenues are attributable to countries based on the location of the operations generating the revenues.

(2)Defined as net PP&E plus investments in and advances to affiliated companies.

(3)Includes amounts related to the joint petroleum development area with shared ownership held by Australia and Timor-Leste.

Note 25—New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU No. 2014-09), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity will be required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. Additional disclosures will be required to describe the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts.

In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09. The ASU is now effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. Entities may choose to adopt the standard using either a full retrospective approach or a modified retrospective approach. We are currently evaluating the impact of the adoption of ASU No. 2014-09 and continue to monitor proposals issued by the FASB to clarify the ASU.

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

Our proved reserves include estimated quantities related to production sharing contracts (PSCs), which are reported under the “economic interest” method, as well as variable-royalty regimes, and are subject to fluctuations in commodity prices, recoverable operating expenses and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices. For example, if prices increase, then our applicable reserve quantities would decline. At December 31, 2015, approximately 6 percent of our total proved reserves were under PSCs, located in our Asia Pacific/Middle East geographic reporting area, and 32 percent of our total proved reserves were under a variable-royalty regime, located in our Canada geographic reporting area.

Our reserves disclosures by geographic area include the United States, Canada, Europe (Norway and the United Kingdom), Asia Pacific/Middle East, Africa and Other Areas. Other Areas primarily consists of the Russia and Caspian regions, which we exited in 2015.

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

Kashagan and Algeria were both sold in the fourth quarter of 2013. In July 2014, we sold our Nigeria business. See Note 3—Discontinued Operations, for additional information.

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

Proved reserves are further classified as either developed or undeveloped. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods, or in which the cost of the required equipment is relatively minor compared with the cost of a new well, and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well. Proved undeveloped reserves are proved reserves expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

We have a companywide, comprehensive, SEC-compliant internal policy that governs the determination and reporting of proved reserves. This policy is applied by the geologists and reservoir engineers in our business units around the world. As part of our internal control process, each business unit’s reserve processes and controls are reviewed annually by an internal team which is headed by the company’s Manager of Reserves Compliance and Reporting. This team, composed of internal reservoir engineers, geologists, finance personnel and a senior representative from DeGolyer and MacNaughton (D&M), a third-party petroleum engineering consulting firm, reviews the business units’ reserves for adherence to SEC guidelines and company policy through on-site visits, teleconferences and review of documentation. In addition to providing independent reviews, this internal team also ensures reserves are calculated using consistent and appropriate standards and procedures. This team is independent of business unit line management and is responsible for reporting its findings to senior management. The team is responsible for communicating our reserves policy and procedures and is available for internal peer reviews and consultation on major projects or technical issues throughout the year. All of our proved reserves held by consolidated companies and our share of equity affiliates have been estimated by ConocoPhillips.

During 2015, our processes and controls used to assess over 90 percent of proved reserves as of December 31, 2015, were reviewed by D&M. The purpose of their review was to assess whether the adequacy and effectiveness of our internal processes and controls used to determine estimates of proved reserves are in accordance with SEC regulations. In such review, ConocoPhillips’ technical staff presented D&M with an overview of the reserves data, as well as the methods and assumptions used in estimating reserves. The data presented included pertinent seismic information, geologic maps, well logs, production tests, material balance calculations, reservoir simulation models, well performance data, operating procedures and relevant economic criteria. Management’s intent in retaining D&M to review its processes and controls was to provide objective third-party input on these processes and controls. D&M’s opinion was the general processes and controls employed by ConocoPhillips in estimating its December 31, 2015, proved reserves for the properties reviewed are in accordance with the SEC reserves definitions. D&M’s report is included as Exhibit 99 of this Annual Report on Form 10-K.

The technical person primarily responsible for overseeing the processes and internal controls used in the preparation of the company’s reserve estimates is the Manager of Reserves Compliance and Reporting. This individual holds a master’s degree in petroleum engineering. He is a member of the Society of Petroleum Engineers with over 25 years of oil and gas industry experience and has held positions of increasing responsibility in reservoir engineering, subsurface and asset management in the United States and several international field locations.

Engineering estimates of the quantities of proved reserves are inherently imprecise. See the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the sensitivities surrounding these estimates.

Proved Reserves

Years Ended	Crude Oil
December 31	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
Developed and Undeveloped
Consolidated operations
End of 2012	1,148	447	1,595	24	487	241	229	108	2,684
Revisions	(7)	20	13	1	(5)	11	23	-	43
Improved recovery	20	-	20	1	-	-	-	-	21
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	9	235	244	1	19	9	22	-	295
Production	(64)	(56)	(120)	(5)	(42)	(29)	(16)	-	(212)
Sales	-	(40)	(40)	-	(3)	-	(21)	(108)	(172)

End of 2013	1,106	606	1,712	22	456	232	237	-	2,659
Revisions	(6)	25	19	3	(1)	5	-	-	26
Improved recovery	8	-	8	2	-	3	-	-	13
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	16	116	132	2	-	16	-	-	150
Production	(61)	(71)	(132)	(5)	(44)	(29)	(5)	-	(215)
Sales	-	-	-	-	-	-	(28)	-	(28)

End of 2014	1,063	676	1,739	24	411	227	204	-	2,605
Revisions	(115)	(69)	(184)	-	(21)	(29)	-	-	(234)
Improved recovery	4	4	8	1	-	31	-	-	40
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	20	57	77	1	-	7	-	-	85
Production	(57)	(78)	(135)	(4)	(44)	(33)	-	-	(216)
Sales	-	(2)	(2)	(8)	-	-	-	-	(10)

End of 2015	915	588	1,503	14	346	203	204	-	2,270

Equity affiliates
End of 2012	-	-	-	-	-	91	-	4	95
Revisions	-	-	-	-	-	-	-	1	1
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(5)	-	(1)	(6)
Sales	-	-	-	-	-	-	-	-	-

End of 2013	-	-	-	-	-	86	-	4	90
Revisions	-	-	-	-	-	17	-	3	20
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(5)	-	(2)	(7)
Sales	-	-	-	-	-	-	-	-	-

End of 2014	-	-	-	-	-	98	-	5	103
Revisions	-	-	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(5)	-	(1)	(6)
Sales	-	-	-	-	-	-	-	(4)	(4)

End of 2015	-	-	-	-	-	93	-	-	93

Total company
End of 2012	1,148	447	1,595	24	487	332	229	112	2,779
End of 2013	1,106	606	1,712	22	456	318	237	4	2,749
End of 2014	1,063	676	1,739	24	411	325	204	5	2,708
End of 2015	915	588	1,503	14	346	296	204	-	2,363

Years Ended	Crude Oil
December 31	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
Developed
Consolidated operations
End of 2012	1,017	271	1,288	23	267	136	217	-	1,931
End of 2013	1,003	268	1,271	22	247	126	230	-	1,896
End of 2014	950	313	1,263	23	237	142	199	-	1,864
End of 2015	819	283	1,102	13	200	139	204	-	1,658

Equity affiliates
End of 2012	-	-	-	-	-	91	-	4	95
End of 2013	-	-	-	-	-	86	-	4	90
End of 2014	-	-	-	-	-	98	-	5	103
End of 2015	-	-	-	-	-	93	-	-	93

Undeveloped
Consolidated operations
End of 2012	131	176	307	1	220	105	12	108	753
End of 2013	103	338	441	-	209	106	7	-	763
End of 2014	113	363	476	1	174	85	5	-	741
End of 2015	96	305	401	1	146	64	-	-	612

Equity affiliates
End of 2012	-	-	-	-	-	-	-	-	-
End of 2013	-	-	-	-	-	-	-	-	-
End of 2014	-	-	-	-	-	-	-	-	-
End of 2015	-	-	-	-	-	-	-	-	-

Notable changes in proved crude oil reserves in the three years ended December 31, 2015, included:

•	Revisions: In 2015, revisions in Alaska, Lower 48 and Asia Pacific/Middle East were primarily due to lower prices.

•	Extensions and discoveries: In 2014 and 2013, extensions and discoveries in Lower 48 were primarily due to continued drilling success in Eagle Ford and Bakken.

•	Sales: In 2014, sales in Africa reflect the sale of the Nigeria business. In 2013, sales in Lower 48 primarily reflect the majority of our producing zones in the Cedar Creek Anticline, sales in Africa reflect the sale of the Algeria business and sales in Other Areas reflect the sale of our interest in Kashagan.

Years Ended	Natural Gas Liquids
December 31	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
Developed and Undeveloped
Consolidated operations
End of 2012	122	403	525	52	30	22	17	-	646
Revisions	9	36	45	10	-	(5)	-	-	50
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	58	58	2	-	2	-	-	62
Production	(6)	(34)	(40)	(8)	(2)	(5)	(1)	-	(56)
Sales	-	(1)	(1)	-	-	-	(2)	-	(3)

End of 2013	125	462	587	56	28	14	14	-	699
Revisions	-	(13)	(13)	15	(1)	2	-	-	3
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	26	26	3	-	-	-	-	29
Production	(5)	(35)	(40)	(8)	(3)	(3)	(1)	-	(55)
Sales	-	-	-	(1)	-	-	(13)	-	(14)

End of 2014	120	440	560	65	24	13	-	-	662
Revisions	(1)	(84)	(85)	(10)	(1)	(2)	-	-	(98)
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	10	10	2	-	-	-	-	12
Production	(5)	(36)	(41)	(9)	(3)	(3)	-	-	(56)
Sales	-	(9)	(9)	(3)	-	-	-	-	(12)

End of 2015	114	321	435	45	20	8	-	-	508

Equity affiliates
End of 2012	-	-	-	-	-	48	-	-	48
Revisions	-	-	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(3)	-	-	(3)
Sales	-	-	-	-	-	-	-	-	-

End of 2013	-	-	-	-	-	45	-	-	45
Revisions	-	-	-	-	-	10	-	-	10
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(2)	-	-	(2)
Sales	-	-	-	-	-	-	-	-	-

End of 2014	-	-	-	-	-	53	-	-	53
Revisions	-	-	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(3)	-	-	(3)
Sales	-	-	-	-	-	-	-	-	-

End of 2015	-	-	-	-	-	50	-	-	50

Total company
End of 2012	122	403	525	52	30	70	17	-	694
End of 2013	125	462	587	56	28	59	14	-	744
End of 2014	120	440	560	65	24	66	-	-	715
End of 2015	114	321	435	45	20	58	-	-	558

Years Ended	Natural Gas Liquids
December 31	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
Developed
Consolidated operations
End of 2012	121	335	456	49	17	22	15	-	559
End of 2013	125	362	487	50	19	13	14	-	583
End of 2014	120	337	457	57	18	11	-	-	543
End of 2015	114	235	349	45	16	8	-	-	418

Equity affiliates
End of 2012	-	-	-	-	-	48	-	-	48
End of 2013	-	-	-	-	-	45	-	-	45
End of 2014	-	-	-	-	-	53	-	-	53
End of 2015	-	-	-	-	-	50	-	-	50

Undeveloped
Consolidated operations
End of 2012	1	68	69	3	13	-	2	-	87
End of 2013	-	100	100	6	9	1	-	-	116
End of 2014	-	103	103	8	6	2	-	-	119
End of 2015	-	86	86	-	4	-	-	-	90

Equity affiliates
End of 2012	-	-	-	-	-	-	-	-	-
End of 2013	-	-	-	-	-	-	-	-	-
End of 2014	-	-	-	-	-	-	-	-	-
End of 2015	-	-	-	-	-	-	-	-	-

Notable changes in proved natural gas liquids reserves in the three years ended December 31, 2015, included:

•	Revisions: In 2015, revisions in Lower 48 and Canada were primarily due to lower prices. In 2013, revisions in Lower 48 were due to higher prices in 2013 versus 2012, as well as improved well performance.

•	Extensions and discoveries: In 2014, extensions and discoveries in Lower 48 were primarily due to continued drilling success in Eagle Ford and Bakken. In 2013, extensions and discoveries in Lower 48 were primarily due to continued drilling success in Eagle Ford, Barnett and Bakken.

Years Ended	Natural Gas

December 31	Billions of Cubic Feet

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Developed and Undeveloped
Consolidated operations
End of 2012	2,870	6,597	9,467	1,764	1,806	2,348	913	58	16,356
Revisions	73	214	287	344	16	(53)	94	-	688
Improved recovery	6	-	6	-	-	-	-	-	6
Purchases	-	-	-	1	-	-	-	-	1
Extensions and discoveries	2	508	510	55	159	35	6	-	765
Production	(86)	(592)	(678)	(283)	(171)	(284)	(63)	-	(1,479)
Sales	-	(16)	(16)	(3)	(1)	-	-	(58)	(78)

End of 2013	2,865	6,711	9,576	1,878	1,809	2,046	950	-	16,259
Revisions	(75)	581	506	225	(54)	115	-	-	792
Improved recovery	-	-	-	-	-	3	-	-	3
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	7	256	263	85	-	3	-	-	351
Production	(78)	(601)	(679)	(259)	(182)	(289)	(34)	-	(1,443)
Sales	-	(2)	(2)	(13)	-	-	(689)	-	(704)

End of 2014	2,719	6,945	9,664	1,916	1,573	1,878	227	-	15,258
Revisions	(293)	(884)	(1,177)	(111)	(27)	110	-	-	(1,205)
Improved recovery	-	-	-	1	-	8	-	-	9
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	4	103	107	44	-	2	-	-	153
Production	(83)	(588)	(671)	(261)	(187)	(285)	-	-	(1,404)
Sales	-	(405)	(405)	(482)	-	-	-	-	(887)

End of 2015	2,347	5,171	7,518	1,107	1,359	1,713	227	-	11,924

Equity affiliates
End of 2012	-	-	-	-	-	3,258	-	-	3,258
Revisions	-	-	-	-	-	65	-	-	65
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	982	-	-	982
Production	-	-	-	-	-	(176)	-	-	(176)
Sales	-	-	-	-	-	-	-	-	-

End of 2013	-	-	-	-	-	4,129	-	-	4,129
Revisions	-	-	-	-	-	768	-	-	768
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	531	-	-	531
Production	-	-	-	-	-	(186)	-	-	(186)
Sales	-	-	-	-	-	-	-	-	-

End of 2014	-	-	-	-	-	5,242	-	-	5,242
Revisions	-	-	-	-	-	(2)	-	-	(2)
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	268	-	-	268
Production	-	-	-	-	-	(239)	-	-	(239)
Sales	-	-	-	-	-	-	-	-	-

End of 2015	-	-	-	-	-	5,269	-	-	5,269

Total company
End of 2012	2,870	6,597	9,467	1,764	1,806	5,606	913	58	19,614
End of 2013	2,865	6,711	9,576	1,878	1,809	6,175	950	-	20,388
End of 2014	2,719	6,945	9,664	1,916	1,573	7,120	227	-	20,500
End of 2015	2,347	5,171	7,518	1,107	1,359	6,982	227	-	17,193

Years Ended	Natural Gas
December 31	Billions of Cubic Feet
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
Developed
Consolidated operations
End of 2012	2,805	5,737	8,542	1,684	1,290	1,696	846	-	14,058
End of 2013	2,815	5,822	8,637	1,786	1,276	1,593	881	-	14,173
End of 2014	2,663	5,922	8,585	1,801	1,182	1,553	226	-	13,347
End of 2015	2,313	4,458	6,771	1,101	1,088	1,421	227	-	10,608

Equity affiliates
End of 2012	-	-	-	-	-	2,723	-	-	2,723
End of 2013	-	-	-	-	-	2,606	-	-	2,606
End of 2014	-	-	-	-	-	3,954	-	-	3,954
End of 2015	-	-	-	-	-	4,482	-	-	4,482

Undeveloped
Consolidated operations
End of 2012	65	860	925	80	516	652	67	58	2,298
End of 2013	50	889	939	92	533	453	69	-	2,086
End of 2014	56	1,023	1,079	115	391	325	1	-	1,911
End of 2015	34	713	747	6	271	292	-	-	1,316

Equity affiliates
End of 2012	-	-	-	-	-	535	-	-	535
End of 2013	-	-	-	-	-	1,523	-	-	1,523
End of 2014	-	-	-	-	-	1,288	-	-	1,288
End of 2015	-	-	-	-	-	787	-	-	787

Natural gas production in the reserves table may differ from gas production (delivered for sale) in our statistics disclosure, primarily because the quantities above include gas consumed in production operations.

Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

Notable changes in proved natural gas reserves in the three years ended December 31, 2015, included:

•	Revisions: In 2015, revisions in Lower 48, Alaska and Canada were primarily due to lower prices, partially offset by positive revisions in Asia Pacific/Middle East from Indonesia. In 2014, revisions were primarily due to higher prices, increased development activity and strong well performance in Lower 48 and higher prices and improved well performance in Canada and our consolidated operations in Asia Pacific/Middle East. This was partially offset by lower prices and higher costs in Alaska. For our equity affiliates in Asia Pacific/Middle East, 2014 revisions were primarily due to strong field performance. In 2013, revisions were primarily due to higher prices in 2013 versus 2012, and improved well performance in Lower 48 and Canada.

•	Extensions and discoveries: In 2014, extensions and discoveries in Lower 48 and Canada were primarily due to continued drilling success in Eagle Ford and Bakken and ongoing development activity in western Canada. In 2013, extensions and discoveries in Lower 48 were primarily due to continued drilling success in Eagle Ford, Bakken and Barnett. In 2015, 2014 and 2013, for our equity affiliates in Asia Pacific/Middle East, extensions and discoveries were due to APLNG’s ongoing development drilling onshore Australia.

•	Sales: In 2015, Lower 48 sales were due to the disposition of non-core assets in South Texas, East Texas and North Louisiana and sales of assets in British Columbia, Saskatchewan and Alberta impacted Canada. In 2014, for our consolidated operations in Africa, sales were due to the sale of the Nigeria business.

Years Ended	Bitumen
December 31	Millions of Barrels
Canada
Developed and Undeveloped
Consolidated operations
End of 2012	506
Revisions	56
Improved recovery	-
Purchases	-
Extensions and discoveries	22
Production	(5)
Sales	-

End of 2013	579
Revisions	(8)
Improved recovery	-
Purchases	-
Extensions and discoveries	31
Production	(4)
Sales	-

End of 2014	598
Revisions	94
Improved recovery	-
Purchases	-
Extensions and discoveries	-
Production	(5)
Sales	-

End of 2015	687

Equity affiliates
End of 2012	1,394
Revisions	46
Improved recovery	-
Purchases	-
Extensions and discoveries	46
Production	(35)
Sales	-

End of 2013	1,451
Revisions	(14)
Improved recovery	-
Purchases	-
Extensions and discoveries	74
Production	(43)
Sales	-

End of 2014	1,468
Revisions	190
Improved recovery	-
Purchases	-
Extensions and discoveries	99
Production	(51)
Sales	-

End of 2015	1,706

Total company
End of 2012	1,900
End of 2013	2,030
End of 2014	2,066
End of 2015	2,393

Years Ended	Bitumen
December 31	Millions of Barrels
Canada
Developed
Consolidated operations
End of 2012	25
End of 2013	16
End of 2014	13
End of 2015	111

Equity affiliates
End of 2012	170
End of 2013	181
End of 2014	187
End of 2015	311

Undeveloped
Consolidated operations
End of 2012	481
End of 2013	563
End of 2014	585
End of 2015	576

Equity affiliates
End of 2012	1,224
End of 2013	1,270
End of 2014	1,281
End of 2015	1,395

Notable changes in proved bitumen reserves in the three years ended December 31, 2015, included:

•	Revisions: In 2015, for both our consolidated operations and equity affiliates revisions were primarily related to reduced royalties from lower prices at Surmont, Foster Creek, Christina Lake and Narrows Lake. In 2013, for our consolidated operations revisions were primarily related to ongoing project development at Surmont and improved well performance.

•	Extensions and discoveries: In 2015, for our equity affiliates extensions and discoveries were related to approval of development at Christina Lake. In 2014, for our consolidated operations extensions and discoveries were primarily related to delineation activity at Surmont. In 2014, for our equity affiliates extensions and discoveries were primarily related to delineation activity at Foster Creek and Christina Lake, as well as regulatory approval of a development area at Foster Creek.

Years Ended	Total Proved Reserves

December 31	Millions of Barrels of Oil Equivalent

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Developed and Undeveloped
Consolidated operations
End of 2012	1,748	1,950	3,698	876	818	655	398	117	6,562
Revisions	14	92	106	124	(3)	(2)	38	-	263
Improved recovery	21	-	21	1	-	-	-	-	22
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	9	378	387	35	46	16	23	-	507
Production	(84)	(189)	(273)	(65)	(73)	(81)	(27)	-	(519)
Sales	-	(44)	(44)	(1)	(3)	-	(23)	(117)	(188)

End of 2013	1,708	2,187	3,895	970	785	588	409	-	6,647
Revisions	(19)	109	90	48	(10)	26	-	-	154
Improved recovery	8	-	8	2	-	3	-	-	13
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	17	184	201	50	-	17	-	-	268
Production	(78)	(206)	(284)	(61)	(78)	(81)	(11)	-	(515)
Sales	-	-	-	(3)	-	-	(156)	-	(159)

End of 2014	1,636	2,274	3,910	1,006	697	553	242	-	6,408
Revisions	(165)	(301)	(466)	66	(26)	(12)	-	-	(438)
Improved recovery	4	4	8	2	-	32	-	-	42
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	20	84	104	10	-	8	-	-	122
Production	(75)	(211)	(286)	(62)	(78)	(84)	-	-	(510)
Sales	-	(79)	(79)	(92)	-	-	-	-	(171)

End of 2015	1,420	1,771	3,191	930	593	497	242	-	5,453

Equity affiliates
End of 2012	-	-	-	1,394	-	682	-	4	2,080
Revisions	-	-	-	46	-	11	-	1	58
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	46	-	164	-	-	210
Production	-	-	-	(35)	-	(38)	-	(1)	(74)
Sales	-	-	-	-	-	-	-	-	-

End of 2013	-	-	-	1,451	-	819	-	4	2,274
Revisions	-	-	-	(14)	-	155	-	3	144
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	74	-	89	-	-	163
Production	-	-	-	(43)	-	(38)	-	(2)	(83)
Sales	-	-	-	-	-	-	-	-	-

End of 2014	-	-	-	1,468	-	1,025	-	5	2,498
Revisions	-	-	-	190	-	(1)	-	-	189
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	99	-	45	-	-	144
Production	-	-	-	(51)	-	(48)	-	(1)	(100)
Sales	-	-	-	-	-	-	-	(4)	(4)

End of 2015	-	-	-	1,706	-	1,021	-	-	2,727

Total company
End of 2012	1,748	1,950	3,698	2,270	818	1,337	398	121	8,642
End of 2013	1,708	2,187	3,895	2,421	785	1,407	409	4	8,921
End of 2014	1,636	2,274	3,910	2,474	697	1,578	242	5	8,906
End of 2015	1,420	1,771	3,191	2,636	593	1,518	242	-	8,180

Years Ended	Total Proved Reserves
December 31	Millions of Barrels of Oil Equivalent
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
Developed
Consolidated operations
End of 2012	1,606	1,562	3,168	377	499	441	373	-	4,858
End of 2013	1,597	1,600	3,197	386	478	405	391	-	4,857
End of 2014	1,514	1,637	3,151	393	452	412	237	-	4,645
End of 2015	1,318	1,261	2,579	352	398	384	242	-	3,955

Equity affiliates
End of 2012	-	-	-	170	-	593	-	4	767
End of 2013	-	-	-	181	-	565	-	4	750
End of 2014	-	-	-	187	-	810	-	5	1,002
End of 2015	-	-	-	311	-	890	-	-	1,201

Undeveloped
Consolidated operations
End of 2012	142	388	530	499	319	214	25	117	1,704
End of 2013	111	587	698	584	307	183	18	-	1,790
End of 2014	122	637	759	613	245	141	5	-	1,763
End of 2015	102	510	612	578	195	113	-	-	1,498

Equity affiliates
End of 2012	-	-	-	1,224	-	89	-	-	1,313
End of 2013	-	-	-	1,270	-	254	-	-	1,524
End of 2014	-	-	-	1,281	-	215	-	-	1,496
End of 2015	-	-	-	1,395	-	131	-	-	1,526

Natural gas reserves are converted to barrels of oil equivalent (BOE) based on a 6:1 ratio: six thousand cubic feet of natural gas converts to one BOE.

Proved Undeveloped Reserves

We had 3,024 million BOE of proved undeveloped reserves at year-end 2015, compared with 3,259 million BOE at year-end 2014. During 2015, we converted 595 million BOE of undeveloped reserves to developed, primarily through ongoing development activities, as well as from the startup of major development projects. In addition, we added 360 million BOE of undeveloped reserves in 2015, mainly through extensions and discoveries from ongoing development progress. As a result, at December 31, 2015, our proved undeveloped reserves represented 37 percent of total proved reserves, which was unchanged from December 31, 2014. Costs incurred for the year ended December 31, 2015, relating to the development of proved undeveloped reserves were $6.8 billion. A portion of our costs incurred each year relate to development projects where the proved undeveloped reserves will be converted to proved developed reserves in future years.

Approximately 77 percent of our proved undeveloped reserves at year-end 2015 were associated with five major development areas. Four of the major development areas are currently producing and are expected to have proved undeveloped reserves convert to proved developed over time, as development activities continue and/or production facilities are expanded or upgraded, and include:

•	The Surmont oil sands project in Canada.

•	FCCL oil sands—Foster Creek and Christina Lake in Canada.

•	The Eagle Ford area in the Lower 48.

The remaining major development area, Narrows Lake in our FCCL oil sands in Canada, was sanctioned for development in 2012.

At the end of 2015, approximately 26 percent of our total proved undeveloped reserves, located in the Athabasca oil sands in Canada, have remained undeveloped for five years or more. The oil sands in Canada consist of the FCCL and Surmont steam-assisted gravity drainage (SAGD) projects. The majority of our remaining proved undeveloped reserves in this area were recorded beginning in 2007. Our SAGD projects are large, multi-year projects with steady, long-term production at consistent levels. The associated undeveloped reserves are expected to be developed over the life of the project, as additional well pairs are drilled to maintain throughput at the central processing facilities.

Results of Operations

The company’s results of operations from oil and gas activities for the years 2015, 2014 and 2013 are shown in the following tables. Non-oil and gas activities, such as pipeline and marine operations, liquefied natural gas operations, crude oil and gas marketing activities, and the profit element of transportation operations in which we have an ownership interest are excluded. Additional information about selected line items within the results of operations tables is shown below:

•	Sales include sales to unaffiliated entities attributable primarily to the company’s net working interests and royalty interests. Sales are net of fees to transport our produced hydrocarbons beyond the production function to a final delivery point using transportation operations which are not consolidated.

•	Transportation costs reflect fees to transport our produced hydrocarbons beyond the production function to a final delivery point using transportation operations which are consolidated.

•	Other revenues include gains and losses from asset sales, certain amounts resulting from the purchase and sale of hydrocarbons, and other miscellaneous income.

•	Production costs include costs incurred to operate and maintain wells, related equipment and facilities used in the production of petroleum liquids and natural gas.

•	Taxes other than income taxes include production, property and other non-income taxes.

•	Depreciation of support equipment is reclassified as applicable.

•	Other related expenses include inventory fluctuations, foreign currency transaction gains and losses and other miscellaneous expenses.

Results of Operations
Year Ended	Millions of Dollars

December 31, 2015	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Consolidated operations
Sales	$3,206	4,992	8,198	930	3,637	2,741	-	-	15,506
Transfers	15	-	15	-	-	629	-	-	644
Transportation costs	(599)	-	(599)	-	-	(40)	-	-	(639)
Other revenues	(5)	452	447	(19)	(28)	6	13	2	421

Total revenues	2,617	5,444	8,061	911	3,609	3,336	13	2	15,932
Production costs excluding taxes	1,242	2,420	3,662	923	1,137	815	42	1	6,580
Taxes other than income taxes	281	358	639	62	35	33	3	1	773
Exploration expenses	682	1,583	2,265	457	170	268	990	43	4,193
Depreciation, depletion and amortization	548	4,192	4,740	777	1,813	1,321	-	-	8,651
Impairments	8	(2)	6	3	724	3	-	-	736
Other related expenses	(30)	78	48	8	9	(2)	(8)	5	60
Accretion	52	83	135	49	240	34	-	-	458

	(166)	(3,268)	(3,434)	(1,368)	(519)	864	(1,014)	(48)	(5,519)
Provision for income taxes	(89)	(1,193)	(1,282)	(244)	(816)	430	(406)	(27)	(2,345)

Results of operations	$(77)	(2,075)	(2,152)	(1,124)	297	434	(608)	(21)	(3,174)

Equity affiliates
Sales	$-	-	-	917	-	536	-	50	1,503
Transfers	-	-	-	-	-	950	-	-	950
Transportation costs	-	-	-	-	-	-	-	-	-
Other revenues	-	-	-	34	-	4	-	58	96

Total revenues	-	-	-	951	-	1,490	-	108	2,549
Production costs excluding taxes	-	-	-	474	-	248	-	13	735
Taxes other than income taxes	-	-	-	15	-	723	-	13	751
Exploration expenses	-	-	-	12	-	190	-	-	202
Depreciation, depletion and amortization	-	-	-	367	-	197	-	5	569
Impairments	-	-	-	-	-	1,396	-	3	1,399
Other related expenses	-	-	-	(2)	-	(13)	-	23	8
Accretion	-	-	-	7	-	10	-	1	18

	-	-	-	78	-	(1,261)	-	50	(1,133)
Provision for income taxes	-	-	-	20	-	(155)	-	10	(125)

Results of operations	$-	-	-	58	-	(1,106)	-	40	(1,008)

Year Ended	Millions of Dollars

December 31, 2014	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Disc Ops	Total

Consolidated operations
Sales	$6,202	9,098	15,300	2,091	6,160	4,550	185	-	278	28,564
Transfers	47	94	141	-	-	938	-	-	-	1,079
Transportation costs	(659)	-	(659)	-	-	(43)	-	-	-	(702)
Other revenues	13	29	42	185	(25)	46	26	154	1,052	1,480

Total revenues	5,603	9,221	14,824	2,276	6,135	5,491	211	154	1,330	30,421
Production costs excluding taxes	1,205	2,482	3,687	1,106	1,410	994	83	1	128	7,409
Taxes other than income taxes	842	700	1,542	62	44	299	5	1	8	1,961
Exploration expenses	46	1,042	1,088	317	148	123	303	40	4	2,023
Depreciation, depletion and amortization	423	3,662	4,085	919	1,777	1,125	6	-	-	7,912
Impairments	56	107	163	38	529	7	-	-	-	737
Other related expenses	2	96	98	7	(233)	(6)	(1)	9	(9)	(135)
Accretion	52	80	132	57	245	26	-	-	-	460

	2,977	1,052	4,029	(230)	2,215	2,923	(185)	103	1,199	10,054
Provision for income taxes	1,043	322	1,365	(101)	1,452	1,216	4	(13)	79	4,002

Results of operations	$1,934	730	2,664	(129)	763	1,707	(189)	116	1,120	6,052

Equity affiliates
Sales	$-	-	-	2,307	-	851	-	96	-	3,254
Transfers	-	-	-	-	-	1,663	-	-	-	1,663
Transportation costs	-	-	-	-	-	-	-	-	-	-
Other revenues	-	-	-	33	-	3	-	-	-	36

Total revenues	-	-	-	2,340	-	2,517	-	96	-	4,953
Production costs excluding taxes	-	-	-	651	-	221	-	18	-	890
Taxes other than income taxes	-	-	-	14	-	1,214	-	51	-	1,279
Exploration expenses	-	-	-	13	7	8	-	-	-	28
Depreciation, depletion and amortization	-	-	-	337	-	171	-	7	-	515
Impairments	-	-	-	-	-	27	-	-	-	27
Other related expenses	-	-	-	(65)	1	(2)	-	27	-	(39)
Accretion	-	-	-	6	-	8	-	1	-	15

	-	-	-	1,384	(8)	870	-	(8)	-	2,238
Provision for income taxes	-	-	-	331	-	(62)	-	2	-	271

Results of operations	$-	-	-	1,053	(8)	932	-	(10)	-	1,967

Year Ended	Millions of Dollars

December 31, 2013	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Disc Ops	Total

Consolidated operations
Sales	$7,235	7,954	15,189	1,890	6,319	5,261	1,001	-	855	30,515
Transfers	15	183	198	-	-	981	-	-	-	1,179
Transportation costs	(703)	-	(703)	-	-	(39)	-	-	-	(742)
Other revenues	(5)	57	52	775	(21)	149	141	29	960	2,085

Total revenues	6,542	8,194	14,736	2,665	6,298	6,352	1,142	29	1,815	33,037
Production costs excluding taxes	1,162	2,203	3,365	1,049	1,334	845	88	2	266	6,949
Taxes other than income taxes	1,681	580	2,261	54	41	386	4	2	5	2,753
Exploration expenses	62	614	676	172	128	107	77	46	10	1,216
Depreciation, depletion and amortization	428	3,200	3,628	1,312	1,006	1,051	29	1	-	7,027
Impairments	-	2	2	216	301	3	-	-	43	565
Other related expenses	(121)	72	(49)	41	(83)	209	7	20	76	221
Accretion	54	74	128	59	200	24	-	-	5	416

	3,276	1,449	4,725	(238)	3,371	3,727	937	(42)	1,410	13,890
Provision for income taxes	1,168	491	1,659	(270)	2,262	1,509	924	13	251	6,348

Results of operations	$2,108	958	3,066	32	1,109	2,218	13	(55)	1,159	7,542

Equity affiliates
Sales	$-	-	-	1,848	-	903	-	117	-	2,868
Transfers	-	-	-	-	-	1,443	-	-	-	1,443
Transportation costs	-	-	-	-	-	-	-	-	-	-
Other revenues	-	-	-	6	-	22	-	-	-	28

Total revenues	-	-	-	1,854	-	2,368	-	117	-	4,339
Production costs excluding taxes	-	-	-	593	-	150	-	21	-	764
Taxes other than income taxes	-	-	-	12	-	1,169	-	59	-	1,240
Exploration expenses	-	-	-	22	30	8	-	-	-	60
Depreciation, depletion and amortization	-	-	-	231	-	137	-	11	-	379
Impairments	-	-	-	-	-	-	-	-	-	-
Other related expenses	-	-	-	7	-	(3)	-	14	-	18
Accretion	-	-	-	5	-	4	-	1	-	10

	-	-	-	984	(30)	903	-	11	-	1,868
Provision for income taxes	-	-	-	248	-	(17)	-	1	-	232

Results of operations	$-	-	-	736	(30)	920	-	10	-	1,636

Statistics

Net Production	2015	2014	2013

	Thousands of Barrels Daily

Crude Oil
Consolidated operations
Alaska	158	162	178
Lower 48	206	188	152

United States	364	350	330
Canada	12	13	13
Europe	120	126	113
Asia Pacific/Middle East	91	79	80
Africa	-	8	26

Total consolidated operations	587	576	562

Equity affiliates
Asia Pacific/Middle East	14	15	15
Other areas	4	4	4

Total equity affiliates	18	19	19

Total continuing operations	605	595	581
Discontinued operations	-	5	18

Total company	605	600	599

Natural Gas Liquids
Consolidated operations
Alaska	13	13	15
Lower 48	94	97	91

United States	107	110	106
Canada	26	23	25
Europe	7	8	6
Asia Pacific/Middle East	9	10	12

Total consolidated operations	149	151	149

Equity affiliates—Asia Pacific/Middle East	7	8	7

Total continuing operations	156	159	156
Discontinued operations	-	1	3

Total company	156	160	159

Bitumen
Consolidated operations—Canada	13	12	13
Equity affiliates—Canada	138	117	96

Total company	151	129	109

Natural Gas	Millions of Cubic Feet Daily

Consolidated operations
Alaska	42	49	43
Lower 48	1,472	1,491	1,490

United States	1,514	1,540	1,533
Canada	715	711	775
Europe	475	461	416
Asia Pacific/Middle East	717	723	709
Africa	1	3	25

Total consolidated operations	3,422	3,438	3,458

Equity affiliates—Asia Pacific/Middle East	638	505	481

Total continuing operations	4,060	3,943	3,939
Discontinued operations	-	88	129

Total company	4,060	4,031	4,068

Average Sales Prices	2015	2014	2013

Crude Oil Per Barrel
Consolidated operations
Alaska	$41.84	87.21	97.27
Lower 48	42.62	84.18	93.79
United States	42.27	85.63	95.69
Canada	39.52	77.87	79.73
Europe	52.75	99.56	110.56
Asia Pacific/Middle East	49.70	95.32	104.78
Africa	60.79	86.71	107.21
Total international	50.79	96.48	106.43
Total consolidated operations	45.48	89.72	100.11
Equity affiliates
Asia Pacific/Middle East	53.12	99.01	105.44
Other areas	37.21	64.14	72.43
Total equity affiliates	49.92	91.48	97.92
Total continuing operations	45.61	89.77	100.04
Discontinued operations	-	110.61	109.72

Natural Gas Liquids Per Barrel
Consolidated operations
Lower 48	$14.01	30.74	31.48
United States	14.01	30.74	31.48
Canada	17.02	46.23	47.19
Europe	27.56	52.65	58.36
Asia Pacific/Middle East	37.78	69.36	73.82
Total international	23.21	53.26	56.52
Total consolidated operations	16.83	37.45	39.60
Equity affiliates—Asia Pacific/Middle East	35.79	67.20	73.31
Total continuing operations	17.79	38.99	41.42
Discontinued operations	-	13.41	14.58

Bitumen Per Barrel
Consolidated operations—Canada	$20.13	60.03	55.25
Equity affiliates—Canada	18.58	54.62	53.00

Natural Gas Per Thousand Cubic Feet
Consolidated operations
Alaska	$4.33	5.42	4.35
Lower 48	2.43	4.29	3.50
United States	2.47	4.32	3.52
Canada	1.91	4.13	2.92
Europe	7.14	9.29	10.68
Asia Pacific/Middle East	6.08	9.64	10.46
Africa	-	3.40	5.38
Total international	4.78	7.48	7.40
Total consolidated operations	3.77	6.07	5.68
Equity affiliates—Asia Pacific/Middle East	4.83	9.79	8.98
Total continuing operations	3.93	6.54	6.09
Discontinued operations	-	2.53	2.60

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

	2015	2014	2013
Average Production Costs Per Barrel of Oil Equivalent(1)
Consolidated operations
Alaska	$19.12	18.04	15.92
Lower 48	12.17	12.76	12.29
United States	13.88	14.11	13.34
Canada	14.88	18.14	15.97
Europe	15.05	18.31	19.34
Asia Pacific/Middle East	10.20	12.97	11.02
Africa	-	28.42	8.04
Total international	13.41	16.52	14.93
Total consolidated continuing operations	13.67	15.20	14.08
Equity affiliates
Canada	9.41	15.24	16.92
Asia Pacific/Middle East	5.31	5.66	4.03
Other areas	8.90	12.33	14.38
Total equity affiliates	7.46	10.69	10.36
Discontinued operations	-	16.70	16.95

Average Production Costs Per Barrel—Bitumen
Consolidated operations—Canada	$37.30	66.89	43.84
Equity affiliates—Canada	9.41	15.24	16.92

Taxes Other Than Income Taxes Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$4.33	12.61	23.03
Lower 48	1.80	3.60	3.24
United States	2.42	5.90	8.96
Canada	1.00	1.02	0.82
Europe	0.46	0.57	0.59
Asia Pacific/Middle East	0.41	3.90	5.04
Africa	-	1.71	0.37
Total international	0.62	1.89	2.19
Total consolidated continuing operations	1.61	4.08	5.79
Equity affiliates
Canada	0.30	0.33	0.34
Asia Pacific/Middle East	15.48	31.08	31.40
Other areas	8.90	34.93	40.41
Total equity affiliates	7.62	15.37	16.82
Discontinued operations	-	1.04	0.32

Depreciation, Depletion and Amortization Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$8.43	6.33	5.86
Lower 48	21.07	18.82	17.86
United States	17.96	15.63	14.38
Canada	12.52	15.08	19.97
Europe	24.00	23.07	14.58
Asia Pacific/Middle East	16.53	14.68	13.71
Africa	-	2.05	2.65
Total international	17.98	17.59	15.29
Total consolidated continuing operations	17.97	16.52	14.81
Equity affiliates
Canada	7.29	7.89	6.59
Asia Pacific/Middle East	4.22	4.38	3.68
Other areas	3.42	4.79	7.53
Total equity affiliates	5.77	6.19	5.14
Discontinued operations	-	-	-

(1)Includes bitumen.

Development and Exploration Activities

The following two tables summarize our net interest in productive and dry exploratory and development wells in the years ended December 31, 2015, 2014 and 2013. A “development well” is a well drilled within the proved area of a reservoir to the depth of a stratigraphic horizon known to be productive. An “exploratory well” is a well drilled to find and produce crude oil or natural gas in an unknown field or a new reservoir within a proven field. Excluded from the exploratory well count are stratigraphic-type exploratory wells, primarily relating to oil sands delineation wells located in Canada and coalbed methane test wells located in Asia Pacific/Middle East.

Net Wells Completed	Productive			Dry

	2015	2014	2013	2015	2014	2013

Exploratory(1) (2)
Consolidated operations
Alaska	-	*	2	-	*	-
Lower 48	47	30	67	4	3	4

United States	47	30	69	4	3	4
Canada	16	9	5	3	*	-
Europe	*	1	*	*	1	*
Asia Pacific/Middle East	1	2	3	2	*	*
Africa	*	*	-	*	*	*
Other areas	-	-	-	-	-	*

Total consolidated operations	64	42	77	9	4	4

Equity affiliates
Asia Pacific/Middle East	19	36	2	*	2	-

Total equity affiliates	19	36	2	-	2	-

Development
Consolidated operations
Alaska	18	8	6	-	-	-
Lower 48	347	450	441	-	1	-

United States	365	458	447	-	1	-
Canada	47	98	61	-	-	-
Europe	10	7	5	-	-	*
Asia Pacific/Middle East	3	14	29	*	-	-
Africa	-	1	4	-	-	-
Other areas	-	-	*	-	-	-

Total consolidated operations	425	578	546	-	1	-

Equity affiliates
Canada(3)	22	38	25	-	-	-
Asia Pacific/Middle East	166	294	24	2	1	*
Other areas	*	1	-	-	-	-

Total equity affiliates(3)	188	333	49	2	1	-

(1)	Excludes net stratigraphic-type exploratory wells of 46, 90 and 149 for the years ended December 31, 2015, 2014 and 2013, respectively.
(2)	This also includes net extension wells of 22, 49 and 55 for the years ended December 31, 2015, 2014 and 2013, respectively. Extension wells are wells drilled in areas near or offsetting current production, or in areas where well density or production history have not achieved statistical certainty of results, primarily located in Asia Pacific/Middle East and the United States.
(3)	Prior periods revised to conform to current period presentation.
*	Our total proportionate interest was less than one.

The table below represents the status of our wells drilling at December 31, 2015, and includes wells in the process of drilling or in active completion. It also represents gross and net productive wells, including producing wells and wells capable of production at December 31, 2015.

Wells at December 31, 2015			Productive*

	In Progress		Oil		Gas

	Gross	Net	Gross	Net	Gross	Net

Consolidated operations
Alaska	2	1	1,740	777	29	17
Lower 48	247	105	9,906	5,026	20,089	13,084

United States	249	106	11,646	5,803	20,118	13,101
Canada	122	65	1,010	549	4,788	3,278
Europe	22	3	461	82	189	71
Asia Pacific/Middle East	21	8	435	179	132	58
Africa	11	2	825	134	9	2

Total consolidated operations	425	184	14,377	6,747	25,236	16,510

Equity affiliates
Canada	181	91	409	205	-	-
Asia Pacific/Middle East	466	115	-	-	3,089	705

Total equity affiliates	647	206	409	205	3,089	705

*Includes 131 gross and 113 net multiple completion wells.

Acreage at December 31, 2015	Thousands of Acres

	Developed		Undeveloped

	Gross	Net	Gross	Net

Consolidated operations
Alaska	632	320	1,016	694
Lower 48	4,814	3,903	12,436	10,334

United States	5,446	4,223	13,452	11,028
Canada	3,195	2,201	10,216	4,425
Europe	861	274	2,078	641
Asia Pacific/Middle East	4,258	1,811	11,702	5,906
Africa	358	59	16,834	3,666
Other areas	-	-	3,539	2,409

Total consolidated operations	14,118	8,568	57,821	28,075

Equity affiliates
Canada	51	21	658	277
Asia Pacific/Middle East	731	162	6,450	1,815

Total equity affiliates	782	183	7,108	2,092

Costs Incurred

Year Ended	Millions of Dollars

December 31	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

2015
Consolidated operations
Unproved property acquisition	$-	168	168	52	-	-	-	-	220
Proved property acquisition	-	5	5	1	-	-	-	-	6

	-	173	173	53	-	-	-	-	226
Exploration	87	1,369	1,456	298	107	118	394	47	2,420
Development	1,217	2,875	4,092	827	1,742	587	4	-	7,252

	$1,304	4,417	5,721	1,178	1,849	705	398	47	9,898

Equity affiliates
Unproved property acquisition	$-	-	-	-	-	-	-	-	-
Proved property acquisition	-	-	-	-	-	-	-	-	-

	-	-	-	-	-	-	-	-	-
Exploration	-	-	-	17	-	57	-	-	74
Development	-	-	-	847	-	1,212	-	3	2,062

	$-	-	-	864	-	1,269	-	3	2,136

2014
Consolidated operations
Unproved property acquisition	$-	159	159	61	90	-	6	-	316
Proved property acquisition	-	10	10	-	-	-	-	-	10

	-	169	169	61	90	-	6	-	326
Exploration	130	1,347	1,477	332	243	166	556	58	2,832
Development	1,263	4,881	6,144	2,185	3,618	1,353	71	-	13,371

	$1,393	6,397	7,790	2,578	3,951	1,519	633	58	16,529

Equity affiliates
Unproved property acquisition	$-	-	-	-	-	2	-	-	2
Proved property acquisition	-	-	-	-	-	-	-	-	-

	-	-	-	-	-	2	-	-	2
Exploration	-	-	-	23	36	89	-	-	148
Development	-	-	-	1,627	-	2,258	-	9	3,894

	$-	-	-	1,650	36	2,349	-	9	4,044

2013
Consolidated operations
Unproved property acquisition	$3	311	314	90	-	111	177	15	707
Proved property acquisition	-	4	4	10	-	-	-	-	14

	3	315	318	100	-	111	177	15	721
Exploration	159	1,156	1,315	294	240	321	136	49	2,355
Development	925	4,067	4,992	1,952	3,999	2,256	216	409	13,824

	$1,087	5,538	6,625	2,346	4,239	2,688	529	473	16,900

Equity affiliates
Unproved property acquisition	$-	-	-	1	-	51	-	-	52
Proved property acquisition	-	-	-	-	-	-	-	-	-

	-	-	-	1	-	51	-	-	52
Exploration	-	-	-	59	31	101	-	-	191
Development	-	-	-	1,532	-	2,141	-	3	3,676

	$-	-	-	1,592	31	2,293	-	3	3,919

Capitalized Costs

At December 31	Millions of Dollars

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

2015
Consolidated operations
Proved property	$17,007	45,256	62,263	16,552	26,851	16,254	873	3	122,796
Unproved property	1,609	2,414	4,023	1,418	330	781	823	35	7,410

	18,616	47,670	66,286	17,970	27,181	17,035	1,696	38	130,206
Accumulated depreciation, depletion and amortization	8,688	22,993	31,681	9,371	16,166	8,853	788	4	66,863

	$9,928	24,677	34,605	8,599	11,015	8,182	908	34	63,343

Equity affiliates
Proved property	$-	-	-	8,763	-	8,693	-	-	17,456
Unproved property	-	-	-	906	-	3,178	-	-	4,084

	-	-	-	9,669	-	11,871	-	-	21,540
Accumulated depreciation, depletion and amortization	-	-	-	1,537	-	996	-	-	2,533

	$-	-	-	8,132	-	10,875	-	-	19,007

2014
Consolidated operations
Proved property	$15,686	47,390	63,076	22,831	27,933	15,730	870	8	130,448
Unproved property	1,724	2,938	4,662	1,975	432	927	923	32	8,951

	17,410	50,328	67,738	24,806	28,365	16,657	1,793	40	139,399
Accumulated depreciation, depletion and amortization	7,545	23,484	31,029	13,419	15,134	7,594	294	9	67,479

	$9,865	26,844	36,709	11,387	13,231	9,063	1,499	31	71,920

Equity affiliates
Proved property	$-	-	-	9,506	-	8,855	-	220	18,581
Unproved property	-	-	-	1,150	-	3,474	-	-	4,624

	-	-	-	10,656	-	12,329	-	220	23,205
Accumulated depreciation, depletion and amortization	-	-	-	1,422	-	566	-	198	2,186

	$-	-	-	9,234	-	11,763	-	22	21,019

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

Discounted Future Net Cash Flows

	Millions of Dollars

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total

2015
Consolidated operations
Future cash inflows	$44,054	42,575	86,629	22,317	27,782	19,368	13,875	169,971
Less:
Future production costs	32,732	21,638	54,370	13,103	10,574	7,529	1,422	86,998
Future development costs	9,885	12,967	22,852	6,471	12,793	2,884	437	45,437
Future income tax provisions	-	844	844	-	1,506	2,708	10,998	16,056

Future net cash flows	1,437	7,126	8,563	2,743	2,909	6,247	1,018	21,480
10 percent annual discount	(502)	1,573	1,071	1,265	733	1,349	500	4,918

Discounted future net cash flows	$1,939	5,553	7,492	1,478	2,176	4,898	518	16,562

Equity affiliates
Future cash inflows	$-	-	-	36,211	-	34,257	-	70,468
Less:
Future production costs	-	-	-	16,417	-	17,874	-	34,291
Future development costs	-	-	-	11,869	-	2,391	-	14,260
Future income tax provisions	-	-	-	1,648	-	3,117	-	4,765

Future net cash flows	-	-	-	6,277	-	10,875	-	17,152
10 percent annual discount	-	-	-	3,827	-	4,298	-	8,125

Discounted future net cash flows	$-	-	-	2,450	-	6,577	-	9,027

Total company
Discounted future net cash flows	$1,939	5,553	7,492	3,928	2,176	11,475	518	25,589

	Millions of Dollars

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

2014
Consolidated operations
Future cash inflows	$106,506	100,322	206,828	50,209	55,878	39,492	25,997	-	378,404
Less:
Future production costs	57,924	37,872	95,796	21,342	16,372	12,555	1,338	-	147,403
Future development costs	10,815	19,666	30,481	10,400	14,194	2,985	437	-	58,497
Future income tax provisions	12,483	14,800	27,283	3,159	15,757	7,728	22,526	-	76,453

Future net cash flows	25,284	27,984	53,268	15,308	9,555	16,224	1,696	-	96,051
10 percent annual discount	12,499	10,150	22,649	8,915	2,741	4,607	791	-	39,703

Discounted future net cash flows	$12,785	17,834	30,619	6,393	6,814	11,617	905	-	56,348

Equity affiliates
Future cash inflows	$-	-	-	88,716	-	61,480	-	357	150,553
Less:
Future production costs	-	-	-	25,455	-	27,274	-	276	53,005
Future development costs	-	-	-	11,595	-	3,007	-	16	14,618
Future income tax provisions	-	-	-	12,322	-	7,225	-	10	19,557

Future net cash flows	-	-	-	39,344	-	23,974	-	55	63,373
10 percent annual discount	-	-	-	25,601	-	10,897	-	6	36,504

Discounted future net cash flows	$-	-	-	13,743	-	13,077	-	49	26,869

Total company
Discounted future net cash flows	$12,785	17,834	30,619	20,136	6,814	24,694	905	49	83,217

	Millions of Dollars

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

2013
Consolidated operations
Future cash inflows	$120,384	93,276	213,660	39,695	69,654	43,827	33,055	-	399,891
Less:
Future production costs	61,636	34,344	95,980	22,435	16,902	14,567	4,148	-	154,032
Future development costs	12,282	15,833	28,115	12,228	14,821	3,250	695	-	59,109
Future income tax provisions	16,356	14,810	31,166	401	24,706	8,388	25,371	-	90,032

Future net cash flows	30,110	28,289	58,399	4,631	13,225	17,622	2,841	-	96,718
10 percent annual discount	16,187	11,217	27,404	2,881	4,298	5,046	1,086	-	40,715

Discounted future net cash flows	$13,923	17,072	30,995	1,750	8,927	12,576	1,755	-	56,003

Equity affiliates
Future cash inflows	$-	-	-	72,327	-	55,327	-	296	127,950
Less:
Future production costs	-	-	-	24,953	-	26,356	-	233	51,542
Future development costs	-	-	-	10,673	-	2,616	-	13	13,302
Future income tax provisions	-	-	-	8,776	-	5,471	-	6	14,253

Future net cash flows	-	-	-	27,925	-	20,884	-	44	48,853
10 percent annual discount	-	-	-	17,643	-	9,697	-	4	27,344

Discounted future net cash flows	$-	-	-	10,282	-	11,187	-	40	21,509

Total company
Discounted future net cash flows	$13,923	17,072	30,995	12,032	8,927	23,763	1,755	40	77,512

Sources of Change in Discounted Future Net Cash Flows

	Millions of Dollars

	Consolidated Operations			Equity Affiliates			Total Company

	2015	2014	2013	2015	2014	2013	2015	2014	2013

Discounted future net cash flows at the beginning of the year	$56,348	56,003	53,949	26,869	21,509	19,244	83,217	77,512	73,193

Changes during the year
Revenues less production costs for the year	(8,158)	(19,571)	(21,250)	(966)	(2,748)	(2,307)	(9,124)	(22,319)	(23,557)
Net change in prices and production costs	(82,923)	(9,243)	(611)	(27,670)	4,517	(1,645)	(110,593)	(4,726)	(2,256)
Extensions, discoveries and improved recovery, less estimated future costs	1,791	7,033	15,796	319	1,822	1,804	2,110	8,855	17,600
Development costs for the year	6,854	11,785	11,640	2,050	3,669	3,675	8,904	15,454	15,315
Changes in estimated future development costs	2,073	(7,771)	(9,760)	(784)	(1,829)	(3,167)	1,289	(9,600)	(12,927)
Purchases of reserves in place, less estimated future costs	-	-	2	-	5	-	-	5	2
Sales of reserves in place, less estimated future costs	(424)	(1,280)	(5,997)	(38)	-	-	(462)	(1,280)	(5,997)
Revisions of previous quantity estimates	(1,790)	1,348	4,317	938	(1,166)	2,357	(852)	182	6,674
Accretion of discount	9,342	10,045	9,732	3,297	2,648	2,331	12,639	12,693	12,063
Net change in income taxes	33,449	7,999	(1,815)	5,012	(1,558)	(783)	38,461	6,441	(2,598)

Total changes	(39,786)	345	2,054	(17,842)	5,360	2,265	(57,628)	5,705	4,319

Discounted future net cash flows at year end	$16,562	56,348	56,003	9,027	26,869	21,509	25,589	83,217	77,512

•	The net change in prices and production costs is the beginning-of-year reserve-production forecast multiplied by the net annual change in the per-unit sales price and production cost, discounted at 10 percent.

•	Purchases and sales of reserves in place, along with extensions, discoveries and improved recovery, are calculated using production forecasts of the applicable reserve quantities for the year multiplied by the 12-month average sales prices, less future estimated costs, discounted at 10 percent.

•	Revisions of previous quantity estimates are calculated using production forecast changes for the year, including changes in the timing of production, multiplied by the 12-month average sales prices, less future estimated costs, discounted at 10 percent.

•	The accretion of discount is 10 percent of the prior year’s discounted future cash inflows, less future production and development costs.

•	The net change in income taxes is the annual change in the discounted future income tax provisions.

Selected Quarterly Financial Data (Unaudited)

	Millions of Dollars				Per Share of Common Stock
	Sales and Other Operating Revenues	Income (Loss) From Continuing Operations Before Income Taxes	Net Income (Loss)	Net Income (Loss) Attributable to ConocoPhillips	Net Income (Loss) Attributable to ConocoPhillips
					Basic	Diluted

2015
First	$7,716	(356)	286	272	0.22	0.22
Second	8,293	(91)	(164)	(179)	(0.15)	(0.15)
Third	7,262	(1,741)	(1,056)	(1,071)	(0.87)	(0.87)
Fourth	6,293	(5,051)	(3,437)	(3,450)	(2.78)	(2.78)

2014
First	$15,415	3,698	2,137	2,123	1.72	1.71
Second	13,821	3,460	2,098	2,081	1.68	1.67
Third	12,080	2,553	2,727	2,704	2.18	2.17
Fourth	11,208	(321)	(24)	(39)	(0.03)	(0.03)

For additional information on the commodity price environment, see the Business Environment and Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In May 2014, we filed a universal shelf registration statement with the SEC under which ConocoPhillips, as a well-known seasoned issuer, has the ability to issue and sell an indeterminate amount of various types of debt and equity securities, with certain debt securities guaranteed by ConocoPhillips Company. Also as part of that registration statement, ConocoPhillips Trust I and ConocoPhillips Trust II have the ability to issue and sell preferred trust securities, guaranteed by ConocoPhillips. ConocoPhillips Trust I and ConocoPhillips Trust II have not issued any trust-preferred securities under this registration statement, and thus have no assets or liabilities. Accordingly, columns for these two trusts are not included in the condensed consolidating financial information.

During 2013, ConocoPhillips Australia Funding Company’s guaranteed, publicly held debt was repaid. Beginning in 2014, financial information for ConocoPhillips Australia Funding Company is presented in the “All Other Subsidiaries” column of our condensed consolidating financial information.

In 2014, ConocoPhillips received $34.5 billion in dividends from ConocoPhillips Company to settle certain accumulated intercompany balances. This consisted of a $17.5 billion distribution of earnings and a $17 billion return of capital. These transactions had no impact on our consolidated financial statements.

In 2015, ConocoPhillips received a $3.5 billion return of capital from ConocoPhillips Company to settle certain accumulated intercompany balances. The transaction had no impact on our consolidated financial statements.

In February 2016, ConocoPhillips received a $2.3 billion return of capital from ConocoPhillips Company to settle certain accumulated intercompany balances. The transaction will be reflected in the first quarter 2016 Condensed Consolidating Financial Information for ConocoPhillips and ConocoPhillips Company and is expected to have no impact on our consolidated financial statements.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars

	Year Ended December 31, 2015

Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	11,473	-	18,091	-	29,564
Equity in earnings of affiliates	(4,081)	(1,950)	-	1,364	5,322	655
Gain on dispositions	-	332	-	259	-	591
Other income	-	12	-	113	-	125
Intercompany revenues	74	341	246	3,365	(4,026)	-

Total Revenues and Other Income	(4,007)	10,208	246	23,192	1,296	30,935

Costs and Expenses
Purchased commodities	-	9,905	-	5,838	(3,317)	12,426
Production and operating expenses	-	1,469	-	5,585	(38)	7,016
Selling, general and administrative expenses	9	744	1	209	(10)	953
Exploration expenses	-	2,093	-	2,099	-	4,192
Depreciation, depletion and amortization	-	1,201	-	7,912	-	9,113
Impairments	-	15	-	2,230	-	2,245
Taxes other than income taxes	-	173	-	728	-	901
Accretion on discounted liabilities	-	58	-	425	-	483
Interest and debt expense	485	423	226	447	(661)	920
Foreign currency transaction (gains) losses	114	1	(708)	518	-	(75)

Total Costs and Expenses	608	16,082	(481)	25,991	(4,026)	38,174

Income (loss) from continuing operations before income taxes	(4,615)	(5,874)	727	(2,799)	5,322	(7,239)
Provision (benefit) for income taxes	(187)	(1,793)	21	(909)	-	(2,868)

Net income (loss)	(4,428)	(4,081)	706	(1,890)	5,322	(4,371)
Less: net income attributable to noncontrolling interests	-	-	-	(57)	-	(57)

Net Income (Loss) Attributable to ConocoPhillips	$(4,428)	(4,081)	706	(1,947)	5,322	(4,428)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$(8,773)	(8,426)	71	(6,705)	15,060	(8,773)

Income Statement	Year Ended December 31, 2014

Revenues and Other Income
Sales and other operating revenues	$-	20,083	-	32,441	-	52,524
Equity in earnings of affiliates	6,108	8,090	-	2,932	(14,601)	2,529
Gain on dispositions	-	9	-	89	-	98
Other income (loss)	(6)	67	-	305	-	366
Intercompany revenues	79	465	283	5,883	(6,710)	-

Total Revenues and Other Income	6,181	28,714	283	41,650	(21,311)	55,517

Costs and Expenses
Purchased commodities	-	17,591	-	10,415	(5,907)	22,099
Production and operating expenses	-	2,600	-	6,368	(59)	8,909
Selling, general and administrative expenses	9	575	1	166	(16)	735
Exploration expenses	-	1,036	-	1,009	-	2,045
Depreciation, depletion and amortization	-	1,059	-	7,270	-	8,329
Impairments	-	127	-	729	-	856
Taxes other than income taxes	-	285	-	1,803	-	2,088
Accretion on discounted liabilities	-	58	-	426	-	484
Interest and debt expense	571	299	231	275	(728)	648
Foreign currency transaction (gains) losses	62	10	(372)	234	-	(66)

Total Costs and Expenses	642	23,640	(140)	28,695	(6,710)	46,127

Income from continuing operations before income taxes	5,539	5,074	423	12,955	(14,601)	9,390
Provision (benefit) for income taxes	(199)	(1,034)	19	4,797	-	3,583

Income From Continuing Operations	5,738	6,108	404	8,158	(14,601)	5,807
Income from discontinued operations	1,131	1,131	-	113	(1,244)	1,131

Net income	6,869	7,239	404	8,271	(15,845)	6,938
Less: net income attributable to noncontrolling interests	-	-	-	(69)	-	(69)

Net Income Attributable to ConocoPhillips	$6,869	7,239	404	8,202	(15,845)	6,869

Comprehensive Income Attributable to ConocoPhillips	$2,965	3,335	58	4,589	(7,982)	2,965

	Millions of Dollars

	Year Ended December 31, 2013

Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	18,186	-	-	36,227	-	54,413
Equity in earnings of affiliates	8,374	9,200	-	-	2,611	(17,966)	2,219
Gain on dispositions	-	364	-	-	878	-	1,242
Other income	2	271	-	-	101	-	374
Intercompany revenues	82	458	13	305	4,948	(5,806)	-

Total Revenues and Other Income	8,458	28,479	13	305	44,765	(23,772)	58,248

Costs and Expenses
Purchased commodities	-	15,779	-	-	11,812	(4,948)	22,643
Production and operating expenses	-	1,492	-	-	5,756	(10)	7,238
Selling, general and administrative expenses	11	623	-	1	238	(19)	854
Exploration expenses	-	659	-	-	573	-	1,232
Depreciation, depletion and amortization	-	907	-	-	6,527	-	7,434
Impairments	-	4	-	-	525	-	529
Taxes other than income taxes	-	236	-	-	2,648	-	2,884
Accretion on discounted liabilities	-	56	-	-	378	-	434
Interest and debt expense	630	327	12	235	237	(829)	612
Foreign currency transaction (gains) losses	52	3	-	(349)	236	-	(58)

Total Costs and Expenses	693	20,086	12	(113)	28,930	(5,806)	43,802

Income from continuing operations before income taxes	7,765	8,393	1	418	15,835	(17,966)	14,446
Provision (benefit) for income taxes	(213)	19	-	31	6,572	-	6,409

Income From Continuing Operations	7,978	8,374	1	387	9,263	(17,966)	8,037
Income from discontinued operations	1,178	1,178	-	-	1,178	(2,356)	1,178

Net income	9,156	9,552	1	387	10,441	(20,322)	9,215
Less: net income attributable to noncontrolling interests	-	-	-	-	(59)	-	(59)

Net Income Attributable to ConocoPhillips	$9,156	9,552	1	387	10,382	(20,322)	9,156

Comprehensive Income Attributable to ConocoPhillips	$7,071	7,467	1	99	7,782	(15,349)	7,071

	Millions of Dollars

	At December 31, 2015

Balance Sheet	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents	$-	4	15	2,349	-	2,368
Accounts and notes receivable	21	2,905	21	7,228	(5,661)	4,514
Inventories	-	142	-	982	-	1,124
Prepaid expenses and other current assets	2	206	252	589	(266)	783

Total Current Assets	23	3,257	288	11,148	(5,927)	8,789
Investments, loans and long-term receivables*	43,532	64,015	3,264	27,839	(117,464)	21,186
Net properties, plants and equipment	-	8,110	-	58,336	-	66,446
Other assets	7	950	233	1,158	(1,285)	1,063

Total Assets	$43,562	76,332	3,785	98,481	(124,676)	97,484

Liabilities and Stockholders’ Equity
Accounts payable	$-	5,684	13	4,897	(5,661)	4,933
Short-term debt	(9)	1	1,255	180	-	1,427
Accrued income and other taxes	-	62	-	437	-	499
Employee benefit obligations	-	629	-	258	-	887
Other accruals	170	465	52	1,087	(264)	1,510

Total Current Liabilities	161	6,841	1,320	6,859	(5,925)	9,256
Long-term debt	7,518	10,660	1,716	3,559	-	23,453
Asset retirement obligations and accrued environmental costs	-	1,107	-	8,473	-	9,580
Deferred income taxes	-	-	-	11,814	(815)	10,999
Employee benefit obligations	-	1,760	-	526	-	2,286
Other liabilities and deferred credits*	2,681	7,291	667	15,181	(23,992)	1,828

Total Liabilities	10,360	27,659	3,703	46,412	(30,732)	57,402
Retained earnings	29,892	17,366	(389)	15,177	(25,632)	36,414
Other common stockholders’ equity	3,310	31,307	471	36,572	(68,312)	3,348
Noncontrolling interests	-	-	-	320	-	320

Total Liabilities and Stockholders’ Equity	$43,562	76,332	3,785	98,481	(124,676)	97,484

Balance Sheet	At December 31, 2014

Assets
Cash and cash equivalents	$-	770	7	4,285	-	5,062
Accounts and notes receivable	20	2,813	22	6,671	(2,719)	6,807
Inventories	-	281	-	1,050	-	1,331
Prepaid expenses and other current assets	6	754	15	1,138	(45)	1,868

Total Current Assets	26	4,618	44	13,144	(2,764)	15,068
Investments, loans and long-term receivables*	55,568	70,732	3,965	32,467	(137,593)	25,139
Net properties, plants and equipment	-	9,730	-	65,714	-	75,444
Other assets	40	67	208	1,338	(765)	888

Total Assets	$55,634	85,147	4,217	112,663	(141,122)	116,539

Liabilities and Stockholders’ Equity
Accounts payable	$1	4,149	14	6,581	(2,719)	8,026
Short-term debt	(5)	6	5	176	-	182
Accrued income and other taxes	-	117	-	934	-	1,051
Employee benefit obligations	-	595	-	283	-	878
Other accruals	170	337	71	868	(46)	1,400

Total Current Liabilities	166	5,204	90	8,842	(2,765)	11,537
Long-term debt	7,541	8,197	2,974	3,671	-	22,383
Asset retirement obligations and accrued environmental costs	-	1,328	-	9,319	-	10,647
Deferred income taxes	-	265	-	14,811	(6)	15,070
Employee benefit obligations	-	2,162	-	802	-	2,964
Other liabilities and deferred credits*	2,577	7,391	1,142	17,218	(26,663)	1,665

Total Liabilities	10,284	24,547	4,206	54,663	(29,434)	64,266
Retained earnings	37,983	21,448	(1,096)	17,355	(31,186)	44,504
Other common stockholders’ equity	7,367	39,152	1,107	40,283	(80,502)	7,407
Noncontrolling interests	-	-	-	362	-	362

Total Liabilities and Stockholders’ Equity	$55,634	85,147	4,217	112,663	(141,122)	116,539

*Includes intercompany loans.

	Millions of Dollars

Statement of Cash Flows	Year Ended December 31, 2015

	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	(225)	245	9	7,519	24	7,572

Cash Flows From Investing Activities
Capital expenditures and investments	-	(3,064)	-	(8,386)	1,400	(10,050)
Working capital changes associated with investing activities	-	(4)	-	(964)	-	(968)
Proceeds from asset dispositions	3,500	826	-	1,225	(3,599)	1,952
Long-term advances/loans—related parties	-	(278)	-	(2,245)	2,523	-
Collection of advances/loans—related parties	-	-	-	205	(100)	105
Intercompany cash management	102	46	-	(148)	-	-
Other	-	304	-	1	1	306

Net Cash Provided by (Used in) Investing Activities	3,602	(2,170)	-	(10,312)	225	(8,655)

Cash Flows From Financing Activities
Issuance of debt	-	4,743	-	278	(2,523)	2,498
Repayment of debt	-	(100)	-	(103)	100	(103)
Issuance of company common stock	283	-	-	(2)	(363)	(82)
Dividends paid	(3,664)	-	-	(339)	339	(3,664)
Other	4	(3,484)	-	1,204	2,198	(78)

Net Cash Provided by (Used in) Financing Activities	(3,377)	1,159	-	1,038	(249)	(1,429)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	(1)	(181)	-	(182)

Net Change in Cash and Cash Equivalents	-	(766)	8	(1,936)	-	(2,694)
Cash and cash equivalents at beginning of period	-	770	7	4,285	-	5,062

Cash and Cash Equivalents at End of Period	$-	4	15	2,349	-	2,368

Statement of Cash Flows	Year Ended December 31, 2014*

Cash Flows From Operating Activities
Net cash provided by continuing operating activities	$17,259	2,948	27	16,941	(20,763)	16,412
Net cash provided by discontinued operations	-	202	-	408	(453)	157

Net Cash Provided by Operating Activities	17,259	3,150	27	17,349	(21,216)	16,569

Cash Flows From Investing Activities
Capital expenditures and investments	-	(6,507)	-	(14,840)	4,262	(17,085)
Working capital changes associated with investing activities	-	17	-	163	-	180
Proceeds from asset dispositions	16,912	1,588	-	253	(17,150)	1,603
Net sales of short-term investments	-	-	-	253	-	253
Long-term advances/loans—related parties	-	(736)	(241)	(7)	984	-
Collection of advances/loans—related parties	-	593	-	112	(102)	603
Intercompany cash management	(29,113)	31,993	-	(2,880)	-	-
Other	-	(415)	-	(31)	-	(446)

Net cash provided by (used in) continuing investing activities	(12,201)	26,533	(241)	(16,977)	(12,006)	(14,892)
Net cash provided by (used in) discontinued operations	-	133	-	(73)	(133)	(73)

Net Cash Provided by (Used in) Investing Activities	(12,201)	26,666	(241)	(17,050)	(12,139)	(14,965)

Cash Flows From Financing Activities
Issuance of debt	-	2,994	-	984	(984)	2,994
Repayment of debt	(1,909)	(16)	-	(191)	102	(2,014)
Issuance of company common stock	377	-	-	-	(342)	35
Dividends paid	(3,525)	(17,588)	-	(3,768)	21,356	(3,525)
Other	(1)	(16,870)	-	3,919	12,888	(64)

Net cash provided by (used in) continuing financing activities	(5,058)	(31,480)	-	944	33,020	(2,574)
Net cash used in discontinued operations	-	-	-	(335)	335	-

Net Cash Provided by (Used in) Financing Activities	(5,058)	(31,480)	-	609	33,355	(2,574)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	(8)	(206)	-	(214)

Net Change in Cash and Cash Equivalents	-	(1,664)	(222)	702	-	(1,184)
Cash and cash equivalents at beginning of period	-	2,434	229	3,583	-	6,246

Cash and Cash Equivalents at End of Period	$-	770	7	4,285	-	5,062

*Certain amounts have been reclassified to conform to current-period presentation. See Note 21—Cash Flow Information, in the Notes to the Consolidated Financial Statements.

	Millions of Dollars

Statement of Cash Flows	Year Ended December 31, 2013*

	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Australia Funding Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net cash provided by (used in) continuing operating activities	$(295)	22,928	(2)	1	14,510	(21,286)	15,856
Net cash provided by discontinued operations	-	91	-	-	642	(448)	285

Net Cash Provided by (Used in) Operating Activities	(295)	23,019	(2)	1	15,152	(21,734)	16,141

Cash Flows From Investing Activities
Capital expenditures and investments	-	(4,821)	-	-	(13,566)	2,850	(15,537)
Working capital changes associated with investing activities	-	68	-	-	(123)	-	(55)
Proceeds from asset dispositions	-	2,633	-	-	9,745	(2,158)	10,220
Net purchases of short-term investments	-	-	-	-	(263)	-	(263)
Long-term advances/loans—related parties	-	(342)	-	-	(545)	887	-
Collection of advances/loans—related parties	-	174	750	169	3,010	(3,958)	145
Intercompany cash management	2,511	(15,919)	-	-	13,408	-	-
Other	-	21	-	-	(233)	-	(212)

Net cash provided by (used in) continuing investing activities	2,511	(18,186)	750	169	11,433	(2,379)	(5,702)
Net cash used in discontinued operations	-	(52)	-	-	(603)	52	(603)

Net Cash Provided by (Used in) Investing Activities	2,511	(18,238)	750	169	10,830	(2,327)	(6,305)

Cash Flows From Financing Activities
Issuance of debt	-	522	-	-	365	(887)	-
Repayment of debt	-	(2,924)	(750)	-	(1,230)	3,958	(946)
Change in restricted cash	748	-	-	-	-	-	748
Issuance of company common stock	365	-	-	-	-	(345)	20
Dividends paid	(3,334)	-	(4)	-	(21,984)	21,988	(3,334)
Other	3	52	-	-	(2,984)	(692)	(3,621)

Net cash used in continuing financing activities	(2,218)	(2,350)	(754)	-	(25,833)	24,022	(7,133)
Net cash used in discontinued operations	-	-	-	-	(39)	39	-

Net Cash Used in Financing Activities	(2,218)	(2,350)	(754)	-	(25,872)	24,061	(7,133)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	(9)	-	-	(66)	-	(75)

Net Change in Cash and Cash Equivalents	(2)	2,422	(6)	170	44	-	2,628
Cash and cash equivalents at beginning of period	2	12	6	59	3,539	-	3,618

Cash and Cash Equivalents at End of Period	$-	2,434	-	229	3,583	-	6,246

*Certain amounts have been reclassified to conform to current-period presentation. See Note 21—Cash Flow Information, in the Notes to the Consolidated Financial Statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2015, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President, Finance and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively as of December 31, 2015.

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

This report is included in Item 8 on page 79 and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers appears in Part I of this report on pages 30 and 31.

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

All other information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 29, 2016, and is incorporated herein by reference.*

Item 11.	EXECUTIVE COMPENSATION

Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 29, 2016, and is incorporated herein by reference.*

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 29, 2016, and is incorporated herein by reference.*

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 29, 2016, and is incorporated herein by reference.*

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 29, 2016, and is incorporated herein by reference.*

*Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2016 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

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

The exhibits listed in the Index to Exhibits, which appears on pages 176 through 183, are filed as part of this annual report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Consolidated)

ConocoPhillips

	Millions of Dollars
Description	Balance at January 1	Charged to Expense	Other	(a)	Deductions		Balance at December 31

2015
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable	$5	4	(2)		-	(b)	7
Deferred tax asset valuation allowance	970	6	(21)		(221)		734
Included in other liabilities:
Restructuring accruals	61	303	(8)		(200)	(c)	156

2014
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable	$8	-	(2)		(1	)(b)	5
Deferred tax asset valuation allowance	969	127	(26)		(100)		970
Included in other liabilities:
Restructuring accruals	19	71	(6)		(23)	(c)	61

2013
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable	$10	-	-		(2	)(b)	8
Deferred tax asset valuation allowance	1,345	(357)	3		(22)		969
Included in other liabilities:
Restructuring accruals	17	10	(1)		(7)	(c)	19

(a)Represents acquisitions/dispositions/revisions and the effect of translating foreign financial statements.

(b)Amounts charged off less recoveries of amounts previously charged off.

(c)Benefit payments.

CONOCOPHILLIPS

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Separation and Distribution Agreement Between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarterly period ended June 30, 2008; File No. 001-32395).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ConocoPhillips (incorporated by reference to Exhibit 3.2 to the Current Report of ConocoPhillips on Form 8-K filed on August 30, 2002; File No. 000-49987).

3.3	Amended and Restated By-Laws of ConocoPhillips, as amended and restated as of December 6, 2013 (incorporated by reference to Exhibit 3.1 to the Current Report of ConocoPhillips on Form 8-K filed December 10, 2013; File No. 001-32395).

3.4	Amended and Restated By-Laws of ConocoPhillips, as amended and restated as of October 9, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report of ConocoPhillips on Form 8-K filed on October 13, 2015; File No. 001-32395).

ConocoPhillips and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10 percent of the total assets of ConocoPhillips and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, ConocoPhillips agrees to furnish a copy of such instruments to the SEC upon request.

10.1	1986 Stock Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.11 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.2	1990 Stock Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.12 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.3	Annual Incentive Compensation Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.13 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.4	Incentive Compensation Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(g) to the Annual Report of ConocoPhillips Company on Form 10-K for the year ended December 31, 1999; File No. 001-00720).

10.5	Amendment and Restatement of ConocoPhillips Supplemental Executive Retirement Plan, dated April 19, 2012 (incorporated by reference to Exhibit 10.14 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

Exhibit Number	Description

10.6	Non-Employee Director Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.18 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.7	Omnibus Securities Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.19 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.8	Key Employee Missed Credited Service Retirement Plan of ConocoPhillips (incorporated by reference to Exhibit 10.10 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.9	Phillips Petroleum Company Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.22 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.10.1	Amendment and Restatement of ConocoPhillips Key Employee Supplemental Retirement Plan, dated April 19, 2012 (incorporated by reference to Exhibit 10.13 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.10.2*	First Amendment to the ConocoPhillips Key Employee Supplemental Retirement Plan, dated July 20, 2015.

10.11.1	Amendment and Restatement of Defined Contribution Make-Up Plan of ConocoPhillips—Title I, dated April 19, 2012 (incorporated by reference to Exhibit 10.11.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.11.2	Amendment and Restatement of Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated April 19, 2012 (incorporated by reference to Exhibit 10.11.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.11.3	First Amendment to the Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated October 11, 2012 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30, 2012; File No. 001-32395).

10.11.4*	Second Amendment to the Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated December 17, 2015.

10.12	2002 Omnibus Securities Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.26 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.13	Amendment and Restatement of 1998 Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.27 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.14	Amendment and Restatement of 1998 Key Employee Stock Performance Plan of ConocoPhillips (incorporated by reference to Exhibit 10.28 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.15	Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips (incorporated by reference to Exhibit 10.17 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

Exhibit Number	Description

10.16	ConocoPhillips Form Indemnity Agreement with Directors (incorporated by reference to Exhibit 10.34 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.17.1	Rabbi Trust Agreement dated December 17, 1999 (incorporated by reference to Exhibit 10.11 of the Annual Report of ConocoPhillips Holding Company on Form 10-K for the year ended December 31, 1999; File No. 001-14521).

10.17.2	Amendment to Rabbi Trust Agreement dated February 25, 2002 (incorporated by reference to Exhibit 10.39.1 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.17.3*	Phillips Petroleum Company Grantor Trust Agreement, dated June 1, 1998.

10.17.4*	First Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated May 3, 1999.

10.17.5*	Second Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated January 15, 2002.

10.17.6*	Third Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated October 5, 2006.

10.17.7*	Fourth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust Agreement, dated May 1, 2012.

10.17.8*	Fifth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust Agreement, dated May 20, 2015.

10.18.1	ConocoPhillips Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10.40 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2003; File No. 000-49987).

10.18.2	First and Second Amendments to the ConocoPhillips Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarterly period ended June 30, 2008; File No. 001-32395).

10.19	ConocoPhillips Matching Gift Plan for Directors and Executives (incorporated by reference to Exhibit 10.41 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2003; File No. 000-49987).

10.20.1	Amendment and Restatement of Key Employee Deferred Compensation Plan of ConocoPhillips—Title I, dated April 19, 2012 (incorporated by reference to Exhibit 10.12.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.20.2	Amendment and Restatement of Key Employee Deferred Compensation Plan of ConocoPhillips—Title II, dated April 19, 2012 (incorporated by reference to Exhibit 10.12.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.20.3	First Amendment to the Key Employee Deferred Compensation Plan of ConocoPhillips—Title II (incorporated by reference to Exhibit 10.20.3 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2010; File No. 001-32395).

10.20.4	Second Amendment to the Key Employee Deferred Compensation Plan of ConocoPhillips—Title II (incorporated by reference to Exhibit 10.20.4 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2010; File No. 001-32395).

Exhibit Number	Description

10.20.5	Amendment and Restatement of Key Employee Deferred Compensation Plan of ConocoPhillips—Title II, 2013 Restatement dated November 17, 2014 (Amended and Restated effective as of January 1, 2013) (incorporated by reference to Exhibit 10.20.5 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2014; File No. 001-32395).

10.21	Amendment and Restatement of ConocoPhillips Key Employee Change in Control Severance Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.21 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2013; File No. 001-32395).

10.22	ConocoPhillips Executive Severance Plan (incorporated by reference to Exhibit 10.23 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.23.1	2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix C of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2004 Annual Meeting of Shareholders; File No. 000-49987).

10.23.2	Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights Program under the 2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.26 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.23.3	Form of Performance Share Unit Award Agreement under the Performance Share Program under the 2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.27 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.24	Omnibus Amendments to certain ConocoPhillips employee benefit plans, adopted December 7, 2007 (incorporated by reference to Exhibit 10.30 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2007; File No. 001-32395).

10.25	2009 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix A of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Shareholders; File No. 001-32395).

10.26.1	2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix A of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2011 Annual Meeting of Shareholders; File No. 001-32395).

10.26.2	Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, effective February 9, 2012 (incorporated by reference to Exhibit 10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2012; File No. 001-32395).

10.26.3	Form of Restricted Stock Units Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, effective April 4, 2012 (incorporated by reference to Exhibit 10.6 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.26.4	Form of Restricted Stock Award Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, effective May 8, 2012 (incorporated by reference to Exhibit 10.7 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

Exhibit Number	Description

10.26.5	Form of Restricted Stock Award Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated September 18, 2012 (incorporated by reference to Exhibit 10.26.5 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.6	Form of Performance Share Unit Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.6 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.7	Form of Performance Share Unit Agreement—Canada under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.7 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.8	Form of Restricted Stock Award Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.8 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.9	Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.9 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.10	Form of Make-up Grant Award Agreement under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2013; File No. 001-32395).

10.26.11	Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.12*	Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016.

10.26.13	Form of Key Employee Award Agreement, as part of the ConocoPhillips Restricted Stock Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.14*	Form of Key Employee Award Agreement, as part of the ConocoPhillips Restricted Stock Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016.

10.26.15	Form of Performance Period IX Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.3 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

Exhibit Number	Description

10.26.16	Form of Performance Period IX Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.4 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.17	Form of Performance Period X Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.5 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.18	Form of Performance Period X Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.6 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.19	Form of Performance Period XI Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.7 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.20	Form of Performance Period XI Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.8 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.21	Form of Performance Period XII Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.9 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.22	Form of Performance Period XII Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.23*	Form of Performance Period XIV Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016.

10.26.24*	Form of Performance Period XIV Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016.

Exhibit Number	Description

10.26.25	Form of Inducement Grant Award Agreement under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated March 31, 2014 (incorporated by reference to Exhibit 10.11 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.27.1	2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.1 to the Current Report of ConocoPhillips on Form 8-K filed on May 14, 2014; File No. 001-32395).

10.27.2	Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Targeted Variable Long Term Incentive Program of ConocoPhillips, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated September 15, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30, 2014; File No. 001-32395).

10.27.3	Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Targeted Variable Long Term Incentive Program, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated September 3, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30, 2015; File No. 001-32395).

10.27.4	Form of Retention Award Terms and Conditions, as part of the Restricted Stock Unit Award, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2015; File No. 001-32395).

10.28	Amendment and Restatement of Annex to Nonqualified Deferred Compensation Arrangements of ConocoPhillips, dated April 19, 2012 (incorporated by reference to Exhibit 10.8 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.29	Amendment, Change of Sponsorship, and Restatement of Certain Nonqualified Deferred Compensation Plans of ConocoPhillips, dated April 19, 2012 (incorporated by reference to Exhibit 10.10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.30	Amendment and Restatement of the Burlington Resources Inc. Management Supplemental Benefits Plan, dated April 19, 2012 (incorporated by reference to Exhibit 10.9 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.31	Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.32	Intellectual Property Assignment and License Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.33	Tax Sharing Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.3 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

Exhibit Number	Description

10.34	Employee Matters Agreement between ConocoPhillips and Phillips 66, dated April 12, 2012 (incorporated by reference to Exhibit 10.4 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.35	Transition Services Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.5 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.36	ConocoPhillips Clawback Policy dated October 3, 2012 (incorporated by reference to Exhibit 10.3 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30, 2012; File No. 001-32395).

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries of ConocoPhillips.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of DeGolyer and MacNaughton.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

99*	Report of DeGolyer and MacNaughton.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONOCOPHILLIPS

February 23, 2016	/s/ Ryan M. Lance
Ryan M. Lance Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 23, 2016, on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors.

Signature	Title

/s/ Ryan M. Lance Ryan M. Lance	Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)

/s/ Jeff W. Sheets Jeff W. Sheets	Executive Vice President, Finance and Chief Financial Officer (Principal financial officer)

/s/ Glenda M. Schwarz Glenda M. Schwarz	Vice President and Controller (Principal accounting officer)

/s/ Richard L. Armitage Richard L. Armitage	Director

/s/ Richard H. Auchinleck Richard H. Auchinleck	Director

/s/ Charles E. Bunch Charles E. Bunch	Director

/s/ James E. Copeland, Jr. James E. Copeland, Jr.	Director

/s/ Gay Huey Evans Gay Huey Evans	Director

/s/ John V. Faraci John V. Faraci	Director

/s/ Jody Freeman Jody Freeman	Director

/s/ Arjun N. Murti Arjun N. Murti	Director

/s/ Robert A. Niblock Robert A. Niblock	Director

/s/ Harald J. Norvik Harald J. Norvik	Director