Form 10-Q
period 2016-03-31
CONOCOPHILLIPS
filed 2016-05-03
CIK 1163165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The registrant had 1,238,387,216 shares of common stock, $.01 par value, outstanding at March 31, 2016.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Revenues and Other Income
Sales and other operating revenues	$5,121	7,716
Equity in earnings (losses) of affiliates	(149)	205
Gain on dispositions	23	52
Other income	20	29

Total Revenues and Other Income	5,015	8,002

Costs and Expenses
Purchased commodities	2,225	3,237
Production and operating expenses	1,354	1,802
Selling, general and administrative expenses	186	159
Exploration expenses	505	482
Depreciation, depletion and amortization	2,247	2,131
Impairments	136	16
Taxes other than income taxes	180	224
Accretion on discounted liabilities	109	121
Interest and debt expense	281	202
Foreign currency transaction (gains) losses	16	(16)

Total Costs and Expenses	7,239	8,358

Loss before income taxes	(2,224)	(356)
Income tax benefit	(768)	(642)

Net income (loss)	(1,456)	286
Less: net income attributable to noncontrolling interests	(13)	(14)

Net Income (Loss) Attributable to ConocoPhillips	$(1,469)	272

Net Income (Loss) Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$(1.18)	0.22
Diluted	(1.18)	0.22

Dividends Paid Per Share of Common Stock (dollars)	$0.25	0.73

Average Common Shares Outstanding (in thousands)
Basic	1,244,557	1,240,791
Diluted	1,244,557	1,245,531

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Net Income (Loss)	$(1,456)	286
Other comprehensive income (loss)
Defined benefit plans
Reclassification adjustment for amortization of prior service credit included in net income	(9)	(1)
Net actuarial loss arising during the period	(231)	—
Reclassification adjustment for amortization of net actuarial losses included in net income	108	50
Income taxes on defined benefit plans	50	(17)

Defined benefit plans, net of tax	(82)	32

Foreign currency translation adjustments	1,183	(2,745)
Income taxes on foreign currency translation adjustments	—	26

Foreign currency translation adjustments, net of tax	1,183	(2,719)

Other Comprehensive Income (Loss), Net of Tax	1,101	(2,687)

Comprehensive Loss	(355)	(2,401)
Less: comprehensive income attributable to noncontrolling interests	(13)	(14)

Comprehensive Loss Attributable to ConocoPhillips	$(368)	(2,415)

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	March 31	December 31
	2016	2015

Assets
Cash and cash equivalents	$4,866	2,368
Short-term investments	307	—
Accounts and notes receivable (net of allowance of $6 million in 2016 and $7 million in 2015)	3,753	4,314
Accounts and notes receivable—related parties	201	200
Inventories	1,072	1,124
Prepaid expenses and other current assets	735	783

Total Current Assets	10,934	8,789
Investments and long-term receivables	21,167	20,490
Loans and advances—related parties	639	696
Net properties, plants and equipment (net of accumulated depreciation, depletion and amortization of $73,521 million in 2016 and $70,413 million in 2015)	66,000	66,446
Other assets	1,094	1,063

Total Assets	$99,834	97,484

Liabilities
Accounts payable	$4,088	4,895
Accounts payable—related parties	77	38
Short-term debt	2,079	1,427
Accrued income and other taxes	701	499
Employee benefit obligations	501	887
Other accruals	1,379	1,510

Total Current Liabilities	8,825	9,256
Long-term debt	27,376	23,453
Asset retirement obligations and accrued environmental costs	9,877	9,580
Deferred income taxes	10,332	10,999
Employee benefit obligations	2,493	2,286
Other liabilities and deferred credits	1,524	1,828

Total Liabilities	60,427	57,402

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2016—1,780,617,889 shares; 2015—1,778,226,388 shares)
Par value	18	18
Capital in excess of par	46,365	46,357
Treasury stock (at cost: 2016—542,230,673 shares; 2015—542,230,673 shares)	(36,780)	(36,780)
Accumulated other comprehensive loss	(5,146)	(6,247)
Retained earnings	34,632	36,414

Total Common Stockholders’ Equity	39,089	39,762
Noncontrolling interests	318	320

Total Equity	39,407	40,082

Total Liabilities and Equity	$99,834	97,484

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2016	2015 *

Cash Flows From Operating Activities
Net income (loss)	$(1,456)	286
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	2,247	2,131
Impairments	136	16
Dry hole costs and leasehold impairments	360	311
Accretion on discounted liabilities	109	121
Deferred taxes	(827)	(637)
Distributions received greater than equity losses	252	80
Gain on dispositions	(23)	(52)
Other	(126)	(133)
Working capital adjustments
Decrease in accounts and notes receivable	549	1,368
Decrease in inventories	61	77
Decrease in prepaid expenses and other current assets	9	234
Decrease in accounts payable	(454)	(1,104)
Decrease in taxes and other accruals	(416)	(630)

Net Cash Provided by Operating Activities	421	2,068

Cash Flows From Investing Activities
Capital expenditures and investments	(1,821)	(3,332)
Working capital changes associated with investing activities	(134)	(198)
Proceeds from asset dispositions	135	173
Purchases of short-term investments	(302)	—
Collection of advances/loans—related parties	53	52
Other	4	(9)

Net Cash Used in Investing Activities	(2,065)	(3,314)

Cash Flows From Financing Activities
Issuance of debt	4,594	—
Repayment of debt	(64)	(57)
Issuance of company common stock	(42)	(34)
Dividends paid	(313)	(910)
Other	(38)	(18)

Net Cash Provided by (Used in) Financing Activities	4,137	(1,019)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5	(133)

Net Change in Cash and Cash Equivalents	2,498	(2,398)
Cash and cash equivalents at beginning of period	2,368	5,062

Cash and Cash Equivalents at End of Period	$4,866	2,664

*Certain amounts have been reclassified to conform to current-period presentation. See Note 16–Cash Flow Information, in the Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

Note 1—Basis of Presentation

The interim-period financial information presented in the financial statements included in this report is unaudited and, in the opinion of management, includes all known accruals and adjustments necessary for a fair presentation of the consolidated financial position of ConocoPhillips and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature unless otherwise disclosed. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2015 Annual Report on Form 10-K.

Effective November 1, 2015, the Other International and historically presented Europe segments were restructured to align with changes to our internal organization structure. The Libya business was moved from the Other International segment to the historically presented Europe segment, which is now renamed Europe and North Africa. Certain financial information has been revised for all prior periods presented to reflect the change in the composition of our operating segments. For additional information, see Note 19—Segment Disclosures and Related Information.

Note 2—Change in Accounting Principles

We adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-02, “Amendments to the Consolidation Analysis,” beginning January 1, 2016. The ASU amends existing requirements applicable to reporting entities that are required to evaluate whether certain legal entities, including variable interest entities (VIEs), should be consolidated. The adoption of this ASU did not have an impact on our consolidated financial statements and disclosures. See Note 3—Variable Interest Entities, for additional information on our significant VIE.

Note 3—Variable Interest Entities

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

As of March 31, 2016, we have not provided any financial support to APLNG other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of APLNG. See Note 6—Investments, Loans and Long-Term Receivables, and Note 11—Guarantees, for additional information.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31	December 31
	2016	2015

Crude oil and natural gas	$392	406
Materials and supplies	680	718

	$1,072	1,124

Inventories valued on the last-in, first-out (LIFO) basis totaled $271 million and $317 million at March 31, 2016 and December 31, 2015, respectively. The estimated excess of current replacement cost over LIFO cost of inventories was approximately $29 million and $6 million at March 31, 2016 and December 31, 2015, respectively.

Note 5—Assets Held for Sale

On April 22, 2016, we sold our interest in the Alaska Beluga River Unit natural gas field in the Cook Inlet for $134 million, net of settlement of gas imbalances and customary adjustments. At March 31, 2016, the net carrying value of our Beluga River Unit interest, which is included in the Alaska segment, was $78 million, consisting primarily of $100 million of property, plant and equipment (PP&E) and $19 million of asset retirement obligations (ARO). Accordingly, $100 million of PP&E was classified as held for sale and included in the “Prepaid expenses and other current assets” line on our consolidated balance sheet as of March 31, 2016.

Note 6—Investments, Loans and Long-Term Receivables

APLNG

APLNG’s $8.5 billion project finance facility consists of financing agreements executed by APLNG with the Export-Import Bank of the United States for approximately $2.9 billion, the Export-Import Bank of China for approximately $2.7 billion, and a syndicate of Australian and international commercial banks for approximately $2.9 billion. At March 31, 2016, $8.4 billion had been drawn from the facility. In connection with the execution of the project financing, we provided a completion guarantee for our pro-rata share of the project finance facility until the project achieves financial completion. See Note 11—Guarantees, for additional information.

APLNG is considered a VIE, as it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. See Note 3—Variable Interest Entities, for additional information.

Following the fourth quarter 2015 impairment of our investment in APLNG, the outlook for crude oil and natural gas prices continued to deteriorate. As a result, the estimated fair value of our investment in APLNG declined to an amount below book value during the first quarter of 2016. Based on a review of the facts and circumstances surrounding this decline in fair value, we concluded the impairment was not other than temporary under the guidance of FASB Accounting Standards Codification (ASC) Topic 323, “Investments—Equity Method and Joint Ventures.” In reaching this conclusion, we primarily considered: (1) the volatility and uncertainty in commodity markets; (2) the intent and ability of ConocoPhillips to retain our investment in APLNG; and (3) the short length of time book value has been less than market value since our impairment in the fourth quarter of 2015. Fair value has been estimated based on an internal discounted cash flow model using estimates of future production, prices from futures exchanges and pricing service companies, costs, foreign currency rates, and a discount factor believed to be consistent with those used by principal market participants.

At March 31, 2016, the fair value of our investment in APLNG was estimated to be $9,878 million, resulting in an unrecognized impairment of $437 million. We will continue to monitor the relationship between the book value and the fair value of APLNG. Should we determine in the future there has been a loss in the book value of our investment that is other than temporary, we would record a noncash impairment of our equity investment, calculated as the total difference between book value and fair value as of the end of the reporting period.

At March 31, 2016, the book value of our equity method investment in APLNG was $10,315 million. The balance is included in the “Investments and long-term receivables” line on our consolidated balance sheet.

FCCL

At March 31, 2016, the book value of our equity method investment in FCCL was $8,759 million, net of a $1,333 million reduction due to cumulative foreign currency translation effects. The balance is included in the “Investments and long-term receivables” line on our consolidated balance sheet.

Loans and Long-Term Receivables

As part of our normal ongoing business operations and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. At March 31, 2016, significant loans to affiliated companies included $750 million in project financing to Qatar Liquefied Gas Company Limited (3) (QG3).

The long-term portion of these loans is included in the “Loans and advances—related parties” line on our consolidated balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.”

Note 7—Suspended Wells

The capitalized cost of suspended wells at March 31, 2016, was $1,327 million, an increase of $67 million from $1,260 million at year-end 2015. No suspended wells were charged to dry hole expense during the first three months of 2016 relating to exploratory well costs capitalized for a period greater than one year as of December 31, 2015.

Note 8—Impairments

During the three-month periods of 2016 and 2015, we recognized the following before-tax impairment charges:

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Lower 48	$9	—
Europe and North Africa	127	16

	$136	16

The first quarter of 2016 included impairments in our Europe and North Africa segment of $127 million, primarily as a result of lower natural gas prices in the United Kingdom.

The charges discussed below are included in the “Exploration expenses” line on our consolidated income statement and are not reflected in the table above.

In the first quarter of 2016, due to lack of commerciality of a recently drilled well, we recorded a pre-tax impairment of $95 million for the associated carrying value of capitalized undeveloped leasehold costs of the Melmar prospect in deepwater Gulf of Mexico. Additionally, following our decision announced in 2015 not to conduct further activity on certain Gulf of Mexico leases and the completion of an initial marketing effort, we recorded impairments of $73 million in our Lower 48 segment, primarily as a result of changes in the estimated market value.

Note 9—Debt

On March 28, 2016, we reduced our revolving credit facility, expiring in June 2019, from $7.0 to $6.75 billion. We have two commercial paper programs supported by our $6.75 billion revolving credit facility: the ConocoPhillips $6.1 billion program, primarily a funding source for short-term working capital needs, and the ConocoPhillips Qatar Funding Ltd. $900 million program, which is used to fund commitments relating to QG3. Commercial paper maturities are generally limited to 90 days.

At March 31, 2016 and December 31, 2015, we had no direct outstanding borrowings under the revolving credit facility, with no letters of credit as of March 31, 2016 or December 31, 2015. Under the ConocoPhillips Qatar Funding Ltd. commercial paper program, $750 million of commercial paper was outstanding at March 31, 2016, compared with $803 million at December 31, 2015. In April 2016, we repaid an additional $640 million of the outstanding commercial paper and expect the remaining commercial paper to be repaid in the second quarter of 2016. Since we had $750 million of commercial paper outstanding and had issued no letters of credit, we had access to $6.0 billion in borrowing capacity under our revolving credit facility at March 31, 2016.

On March 3, 2016, we issued notes consisting of:

•	The $1,250 million of 4.20% Notes due 2021.
•	The $1,250 million of 4.95% Notes due 2026.
•	The $500 million of 5.95% Notes due 2046.

In addition, on March 18, 2016, we entered into a $1,600 million three-year senior unsecured term loan facility. Borrowings will accrue interest at a base rate or, for certain euro-denominated borrowings, the London Interbank Offered Rate (LIBOR), in each case plus a margin that is set based on our corporate credit ratings. The applicable margin for loans bearing interest based on the base rate ranges from 0.50% to 1.00% and the applicable margin for loans bearing interest based on LIBOR ranges from 1.50% to 2.00%. Based on our current corporate credit ratings, the applicable margin for loans accruing interest at the base rate is 0.50% and the applicable margin for loans accruing interest at LIBOR is 1.50%.

The term loan facility contains customary covenants regarding, among other matters, material compliance with laws and restrictions against certain consolidations, mergers and asset sales and creation of certain liens on our assets and consolidated subsidiaries. The term loan facility also contains financial covenants including a total debt to capitalization ratio, excluding the impacts of certain noncash impairments and foreign currency translation adjustments as defined in the Term Loan Agreement, which may not exceed 65 percent. At March 31, 2016, we were in compliance with this covenant.

The term loan facility includes customary events of default (subject to specified cure periods, materiality qualifiers and exceptions), including the failure to pay any interest, principal or fees when due, the failure to perform or the violation of any covenant contained in the term loan facility, the making of materially inaccurate or false representations or warranties, a default on certain material indebtedness, insolvency or bankruptcy, a change of control and the occurrence of material Employee Retirement Income Security Act of 1974 (ERISA) events and certain judgments against us or our material subsidiaries.

We have the right at any time and from time to time to prepay the term loan, in whole or in part, without premium or penalty upon notice to the Administrative Agent.

The net proceeds of the notes and term loan will be used for general corporate purposes.

At March 31, 2016, we held $283 million of certain variable rate demand bonds (VRDBs) with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. The VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

Note 10—Noncontrolling Interests

Activity attributable to common stockholders’ equity and noncontrolling interests for the first three months of 2016 and 2015 was as follows:

	Millions of Dollars
	2016			2015
	Common Stockholders’ Equity	Non- Controlling Interest	Total Equity	Common Stockholders’ Equity	Non- Controlling Interest	Total Equity

Balance at January 1	$39,762	320	40,082	51,911	362	52,273
Net income (loss)	(1,469)	13	(1,456)	272	14	286
Dividends	(313)	—	(313)	(910)	—	(910)
Distributions to noncontrolling interests	—	(16)	(16)	—	(21)	(21)
Other changes, net*	1,109	1	1,110	(2,621)	1	(2,620)

Balance at March 31	$39,089	318	39,407	48,652	356	49,008

*Includes components of other comprehensive income (loss), which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 11—Guarantees

At March 31, 2016, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

APLNG Guarantees

At March 31, 2016, we had outstanding multiple guarantees in connection with our 37.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing March 2016 exchange rates:

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

•

We have issued a construction completion guarantee related to the third-party project financing secured by APLNG. Our maximum potential amount of future payments under the guarantee is estimated to be $3.2 billion, which could be payable if the full debt financing capacity is utilized and completion of the project is not achieved. Our guarantee of the project financing will be released upon meeting certain completion tests with milestones, which we estimate should occur beginning later in 2016. Our maximum exposure at March 31, 2016, is $3.2 billion based upon our pro-rata share of the facility used at that date. At March 31, 2016, the carrying value of this guarantee is approximately $114 million.

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

Other Guarantees

We have other guarantees with maximum future potential payment amounts totaling approximately $530 million, which consist primarily of a guarantee of the residual value of a leased office building, guarantees of the residual value of leased corporate aircraft, a guarantee for our portion of a joint venture’s project finance reserve accounts, and a guarantee of minimum charter revenue for an LNG vessel. These guarantees have remaining terms of up to eight years and would become payable if, upon sale, certain asset values are lower than guaranteed amounts, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties.

Indemnifications

Over the years, we have entered into agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes, environmental liabilities, employee claims and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at March 31, 2016, was approximately $90 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount at March 31, 2016, were approximately $40 million of environmental accruals for known contamination that are included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

On March 1, 2015, a supplier to one of the refineries included in Phillips 66 as part of the separation of our Downstream businesses formally registered Phillips 66 as a party to the supply agreement, thereby triggering a guarantee we provided at the time of separation. Our maximum potential liability for future payments under this guarantee, which would become payable if Phillips 66 does not perform its contractual obligations under the supply agreement, is approximately $1.6 billion. At March 31, 2016, the carrying value of this guarantee is approximately $98 million and the remaining term is nine years. Because Phillips 66 has indemnified us for losses incurred under this guarantee, we have recorded an indemnification asset from Phillips 66 of approximately $98 million. The recorded indemnification asset amount represents the estimated fair value of the guarantee; however, if we are required to perform under the guarantee, we would expect to recover from Phillips 66 any amounts in excess of that value, provided Phillips 66 is a going concern.

Note 12—Contingencies and Commitments

A number of lawsuits involving a variety of claims arising in the ordinary course of business have been made against ConocoPhillips. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. With respect to income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain.

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to factors such as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state and international sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At March 31, 2016, our balance sheet included a total environmental accrual of $263 million, compared with $258 million at December 31, 2015, for remediation activities in the United States and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at March 31, 2016, we had performance obligations secured by letters of credit of $339 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.

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

In 2008, Burlington Resources, Inc., a wholly owned subsidiary of ConocoPhillips, initiated arbitration before ICSID against The Republic of Ecuador, as a result of the newly enacted Windfall Profits Tax Law and government-mandated renegotiation of our production sharing contracts. Despite a restraining order issued by the ICSID tribunal, Ecuador confiscated the crude oil production of Burlington and its co-venturer and sold the seized crude oil. In 2009, Ecuador took over operations in Blocks 7 and 21, fully expropriating our assets. In June 2010, the ICSID tribunal concluded it has jurisdiction to hear the expropriation claim. On April 24, 2012, Ecuador filed supplemental counterclaims asserting environmental damages, which we believe are not material. The ICSID tribunal issued a decision on liability on December 14, 2012, in favor of Burlington, finding that Ecuador’s seizure of Blocks 7 and 21 was an unlawful expropriation in violation of the Ecuador-U.S. Bilateral Investment Treaty. An additional arbitration phase to determine the damages owed to ConocoPhillips for Ecuador’s actions and to address Ecuador’s counterclaims is complete. We are awaiting the tribunal’s award.

ConocoPhillips served a Notice of Arbitration on the Timor-Leste Minister of Finance in October 2012 for outstanding disputes related to a series of tax assessments. The arbitration hearing was conducted in Singapore in June 2014 under the United Nations Commission on International Trade Laws (UNCITRAL) arbitration rules, pursuant to the terms of the Tax Stability Agreement with the Timor-Leste government. In January 2016, we settled three of the four Timor-Leste tax disputes. In March 2016, we received a decision from the arbitration tribunal on the fourth Timor-Leste tax dispute item.

Note 13—Derivative and Financial Instruments

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

The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	March 31	December 31
	2016	2015

Assets
Prepaid expenses and other current assets	$479	768
Other assets	48	60
Liabilities
Other accruals	480	754
Other liabilities and deferred credits	37	46

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Sales and other operating revenues	$(3)	(16)
Other income	1	(1)
Purchased commodities	(1)	44

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)
	March 31 2016	December 31 2015

Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(14)	(14)
Basis	(1)	(17)

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

The following table presents the gross fair values of our foreign currency exchange derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	March 31 2016	December 31 2015

Assets
Prepaid expenses and other current assets	$1	47
Liabilities
Other accruals	16	8

The losses from foreign currency exchange derivatives incurred and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Foreign currency transaction (gains) losses	$97	24

We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions Notional Currency
		March 31 2016	December 31 2015

Sell U.S. dollar, buy other currencies*	USD	3	347
Buy U.S. dollar, sell other currencies**	USD	10	20
Buy British pound, sell other currencies***	GBP	904	567

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

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	March 31 2016	December 31 2015	March 31 2016	December 31 2015

Cash	$1,016	528	—	—
Time deposits
Remaining maturities from 1 to 90 days	3,405	1,840	307	—
Commercial paper
Remaining maturities from 1 to 90 days	445	—	—	—

	$4,866	2,368	307	—

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

The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position on March 31, 2016 and December 31, 2015, was $136 million and $158 million, respectively. For these instruments, $1 million of collateral was posted as of March 31, 2016, and $2 million of collateral was posted as of December 31, 2015. If our credit rating had been downgraded below investment grade on March 31, 2016, we would be required to post $130 million of additional collateral, either with cash or letters of credit.

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

The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. Transfers occur at the end of the reporting period. There were no material transfers in or out of Level 1 during 2016 or 2015.

Recurring Fair Value Measurement

Financial assets and liabilities reported at fair value on a recurring basis primarily include commodity derivatives. Level 1 derivative assets and liabilities primarily represent exchange-traded futures and options that are valued using unadjusted prices available from the underlying exchange. Level 2 derivative assets and liabilities primarily represent OTC swaps, options and forward purchase and sale contracts that are valued using adjusted exchange prices, prices provided by brokers or pricing service companies that are all corroborated by market data. Level 3 derivative assets and liabilities consist of OTC swaps, options and forward purchase and sale contracts where a significant portion of fair value is calculated from underlying market data that is not readily available. The derived value uses industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in management’s best estimate of fair value. Level 3 activity was not material for all periods presented.

The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	$293	186	48	527	516	242	70	828

Total assets	$293	186	48	527	516	242	70	828

Liabilities
Commodity derivatives	$307	202	8	517	515	273	12	800

Total liabilities	$307	202	8	517	515	273	12	800

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Setoff	Net Amounts

March 31, 2016
Assets	$527	349	178	—	5	173
Liabilities	517	349	168	7	9	152

December 31, 2015
Assets	$828	600	228	—	8	220
Liabilities	800	600	200	1	11	188

At March 31, 2016 and December 31, 2015, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement

The following table summarizes the fair value hierarchy by major category for assets accounted for at fair value on a non-recurring basis:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value	Level 3 Inputs	Before- Tax Loss

March 31, 2016
Net PP&E (held for use)	$217	217	129

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

The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	March 31	December 31	March 31	December 31
	2016	2015	2016	2015

Financial assets
Commodity derivatives	$178	228	178	228
Total loans and advances—related parties	753	808	753	808
Financial liabilities
Total debt, excluding capital leases	28,576	24,062	29,505	24,785
Commodity derivatives	161	199	161	199

Note 15—Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)

December 31, 2015	$(443)	(5,804)	(6,247)
Other comprehensive income (loss)	(82)	1,183	1,101

March 31, 2016	$(525)	(4,621)	(5,146)

Foreign Currency Translation increased due to the weakening of the U.S. dollar relative to the Canadian dollar and Norwegian krone.

The following table summarizes reclassifications out of accumulated other comprehensive income (loss):

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Defined benefit plans	$63	32

The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $36 million and $17 million for the three-month periods ended March 31, 2016 and 2015, respectively. See Note 17—Employee Benefit Plans, for additional information.

There were no items within accumulated other comprehensive income (loss) related to noncontrolling interests.

Note 16—Cash Flow Information

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Cash Payments (Receipts)
Interest	$244	197
Income taxes*	133	(253)

*Net of $556 million in 2015 related to a refund received from the Internal Revenue Service for 2014 overpaid taxes.

In relation to certain working capital changes associated with investing activities, we reclassified $198 million of the “Decrease in accounts payable” line within “Cash Flows From Operating Activities” to the “Working capital changes associated with investing activities” line within “Cash Flows From Investing Activities” for the three months ended March 31, 2015. There was no impact to “Cash and Cash Equivalents at End of Period.”

Note 17—Employee Benefit Plans

Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
Three Months Ended	March 31				March 31
	2016		2015		2016	2015

	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Service cost	$27	20	36	32	1	1
Interest cost	40	31	40	34	3	7
Expected return on plan assets	(43)	(41)	(54)	(44)	—	—
Amortization of prior service cost (credit)	1	(1)	2	(2)	(9)	(1)
Recognized net actuarial loss	19	7	28	21	—	1
Settlements	82	—	—	—	—	—

Net periodic benefit cost	$126	16	52	41	(5)	8

During the first three months of 2016, we contributed $38 million to our domestic benefit plans and $34 million to our international benefit plans. In 2016, we expect to contribute approximately $250 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $130 million to our international qualified and nonqualified pension and postretirement benefit plans.

During the three-month period ended March 31, 2016, we determined lump-sum benefit payments will exceed the sum of service and interest costs for the fiscal year for the U.S. qualified pension plan and certain U.S. nonqualified supplemental retirement plans. As a result, we recognized a proportionate share of prior actuarial losses from other comprehensive income (loss) as pension settlement expense of $82 million. In conjunction with the recognition of pension settlement expense, the fair market values of pension plan assets were updated, and the pension benefit obligations of the U.S. qualified pension plan and a U.S. nonqualified supplemental retirement plan were remeasured. At the measurement date, the net pension liability increased by $231 million primarily as a result of a decrease in the discount rate from 4.5 percent to 3.8 percent, resulting in a corresponding decrease to other comprehensive income (loss).

Severance Accrual

The following table summarizes our severance accrual activity for the three-month period ended March 31, 2016:

Millions of Dollars

Balance at December 31, 2015	$156
Accruals	5
Accrual reversals	(2)
Benefit payments	(106)
Foreign currency translation adjustments	3

Balance at March 31, 2016	$56

Of the remaining balance at March 31, 2016, $20 million is classified as short-term.

Note 18—Related Party Transactions

Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

Significant transactions with our equity affiliates were:

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Operating revenues and other income	$27	25
Purchases	24	22
Operating expenses and selling, general and administrative expenses	16	18
Net interest income*	(3)	(2)

*We paid interest to, or received interest from various affiliates. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

Note 19—Segment Disclosures and Related Information

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. We manage our operations through six operating segments, which are primarily defined by geographic region: Alaska, Lower 48, Canada, Europe and North Africa, Asia Pacific and Middle East, and Other International.

Effective November 1, 2015, the Other International and historically presented Europe segments were restructured to align with changes to our internal organization structure. The Libya business was moved from the Other International segment to the historically presented Europe segment, which is now renamed Europe and North Africa. Accordingly, results of operations for the Other International and Europe and North Africa segments have been revised for all prior periods presented. There was no impact on our consolidated financial statements, and the impact on our segment presentation is immaterial.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Sales and Other Operating Revenues
Alaska	$778	1,050

Lower 48	2,145	3,139
Intersegment eliminations	(7)	(22)

Lower 48	2,138	3,117

Canada	425	703
Intersegment eliminations	(35)	(110)

Canada	390	593

Europe and North Africa	923	1,549
Asia Pacific and Middle East	837	1,388
Corporate and Other	55	19

Consolidated sales and other operating revenues	$5,121	7,716

Net Income (Loss) Attributable to ConocoPhillips
Alaska	$(2)	145
Lower 48	(820)	(405)
Canada	(294)	(158)
Europe and North Africa	(51)	636
Asia Pacific and Middle East	(5)	395
Other International	(24)	(92)
Corporate and Other	(273)	(249)

Consolidated net income (loss) attributable to ConocoPhillips	$(1,469)	272

	Millions of Dollars
	March 31 2016	December 31 2015

Total Assets
Alaska	$12,682	12,555
Lower 48	25,615	26,932
Canada	18,414	17,221
Europe and North Africa	13,620	13,703
Asia Pacific and Middle East	22,007	22,318
Other International	326	282
Corporate and Other	7,170	4,473

Consolidated total assets	$99,834	97,484

Note 20—Income Taxes

Our effective tax rate for the first quarter of 2016 was 35 percent compared with 180 percent for the first quarter of 2015. The decrease in the effective tax rate was primarily due to the effect of the 2015 U.K. tax law change discussed below, partially offset by losses in higher tax rate jurisdictions in the first quarter of 2016.

In the United Kingdom, legislation was enacted on March 26, 2015, to decrease the overall U.K. upstream corporation tax rate from 62 percent to 50 percent effective January 1, 2015. As a result, a $555 million net tax benefit for revaluing the U.K. deferred tax liability is reflected in the “Income tax benefit” line on our consolidated income statement.

Note 21—New Accounting Standards

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

ASU No. 2014-09 was amended in March 2016 by the provisions of ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” and in April 2016 by the provisions of ASU No. 2016-10, “Identifying Performance Obligations and Licensing.” We are currently evaluating the impact of the adoption of ASU No. 2014-09, as amended, and continue to monitor proposals issued by the FASB to clarify the ASU.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU No. 2016-02), which establishes comprehensive accounting and financial reporting requirements for leasing arrangements. This ASU supersedes the existing requirements in FASB ASC Topic 840, “Leases,” and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet. The provisions of ASU No. 2016-02 also modify the definition of a lease and outline requirements for recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. The ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption of the standard is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the impact of the adoption of this ASU.

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

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended March 31, 2016
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	2,072	—	3,049	—	5,121
Equity in losses of affiliates	(1,427)	(750)	—	(444)	2,472	(149)
Gain on dispositions	—	22	—	1	—	23
Other income (loss)	—	(6)	—	26	—	20
Intercompany revenues	18	81	56	525	(680)	—

Total Revenues and Other Income	(1,409)	1,419	56	3,157	1,792	5,015

Costs and Expenses
Purchased commodities	—	1,848	—	879	(502)	2,225
Production and operating expenses	—	253	—	1,104	(3)	1,354
Selling, general and administrative expenses	3	154	—	35	(6)	186
Exploration expenses	—	431	—	74	—	505
Depreciation, depletion and amortization	—	257	—	1,990	—	2,247
Impairments	—	4	—	132	—	136
Taxes other than income taxes	—	57	—	123	—	180
Accretion on discounted liabilities	—	12	—	97	—	109
Interest and debt expense	124	134	55	137	(169)	281
Foreign currency transaction (gains) losses	(44)	2	312	(254)	—	16

Total Costs and Expenses	83	3,152	367	4,317	(680)	7,239

Loss before income taxes	(1,492)	(1,733)	(311)	(1,160)	2,472	(2,224)
Income tax benefit	(23)	(306)	(18)	(421)	—	(768)

Net loss	(1,469)	(1,427)	(293)	(739)	2,472	(1,456)
Less: net income attributable to noncontrolling interests	—	—	—	(13)	—	(13)

Net Loss Attributable to ConocoPhillips	$(1,469)	(1,427)	(293)	(752)	2,472	(1,469)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$(368)	(326)	(47)	445	(72)	(368)

Income Statement	Three Months Ended March 31, 2015
Revenues and Other Income
Sales and other operating revenues	$—	2,933	—	4,783	—	7,716
Equity in earnings of affiliates	381	813	—	578	(1,567)	205
Gain on dispositions	—	31	—	21	—	52
Other income	—	7	—	22	—	29
Intercompany revenues	19	98	64	843	(1,024)	—

Total Revenues and Other Income	400	3,882	64	6,247	(2,591)	8,002

Costs and E.xpenses
Purchased commodities	—	2,560	—	1,494	(817)	3,237
Production and operating expenses	—	400	—	1,434	(32)	1,802
Selling, general and administrative expenses	3	120	—	45	(9)	159
Exploration expenses	—	200	—	282	—	482
Depreciation, depletion and amortization	—	259	—	1,872	—	2,131
Impairments	—	—	—	16	—	16
Taxes other than income taxes	—	69	—	155	—	224
Accretion on discounted liabilities	—	14	—	107	—	121
Interest and debt expense	121	101	57	89	(166)	202
Foreign currency transaction (gains) losses	63	(1)	(378)	300	—	(16)

Total Costs and Expenses	187	3,722	(321)	5,794	(1,024)	8,358

Income (loss) before income taxes	213	160	385	453	(1,567)	(356)
Income tax provision (benefit)	(59)	(221)	11	(373)	—	(642)

Net income	272	381	374	826	(1,567)	286
Less: net income attributable to noncontrolling interests	—	—	—	(14)	—	(14)

Net Income Attributable to ConocoPhillips	$272	381	374	812	(1,567)	272

Comprehensive Income (Loss) Attributable to ConocoPhillips	$(2,415)	(2,306)	30	(1,874)	4,150	(2,415)

	Millions of Dollars
	March 31, 2016
Balance Sheet	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	947	16	3,903	—	4,866
Short-term investments	—	—	—	307	—	307
Accounts and notes receivable	4	1,920	21	4,164	(2,155)	3,954
Inventories	—	93	—	979	—	1,072
Prepaid expenses and other current assets	2	208	171	545	(191)	735

Total Current Assets	6	3,168	208	9,898	(2,346)	10,934
Investments, loans and long-term receivables*	41,836	61,967	3,546	28,317	(113,860)	21,806
Net properties, plants and equipment	—	7,701	—	58,299	—	66,000
Other assets	8	1,469	221	1,324	(1,928)	1,094

Total Assets	$41,850	74,305	3,975	97,838	(118,134)	99,834

Liabilities and Stockholders’ Equity
Accounts payable	$—	2,756	16	3,548	(2,155)	4,165
Short-term debt	(10)	(2)	1,256	835	—	2,079
Accrued income and other taxes	—	32	—	669	—	701
Employee benefit obligations	—	357	—	144	—	501
Other accruals	102	481	83	903	(190)	1,379

Total Current Liabilities	92	3,624	1,355	6,099	(2,345)	8,825
Long-term debt	9,118	13,636	1,714	2,908	—	27,376
Asset retirement obligations and accrued environmental costs	—	1,114	—	8,763	—	9,877
Deferred income taxes	—	—	—	11,661	(1,329)	10,332
Employee benefit obligations	—	1,964	—	529	—	2,493
Other liabilities and deferred credits*	113	7,919	871	15,424	(22,803)	1,524

Total Liabilities	9,323	28,257	3,940	45,384	(26,477)	60,427
Retained earnings (losses)	28,109	15,940	(683)	14,167	(22,901)	34,632
Other common stockholders’ equity	4,418	30,108	718	37,969	(68,756)	4,457
Noncontrolling interests	—	—	—	318	—	318

Total Liabilities and Stockholders’ Equity	$41,850	74,305	3,975	97,838	(118,134)	99,834

*Includes intercompany loans.

Balance Sheet	December 31, 2015
Assets
Cash and cash equivalents	$—	4	15	2,349	—	2,368
Accounts and notes receivable	21	2,905	21	7,228	(5,661)	4,514
Inventories	—	142	—	982	—	1,124
Prepaid expenses and other current assets	2	206	252	589	(266)	783

Total Current Assets	23	3,257	288	11,148	(5,927)	8,789
Investments, loans and long-term receivables*	43,532	64,015	3,264	27,839	(117,464)	21,186
Net properties, plants and equipment	—	8,110	—	58,336	—	66,446
Other assets	7	950	233	1,158	(1,285)	1,063

Total Assets	$43,562	76,332	3,785	98,481	(124,676)	97,484

Liabilities and Stockholders’ Equity
Accounts payable	$—	5,684	13	4,897	(5,661)	4,933
Short-term debt	(9)	1	1,255	180	—	1,427
Accrued income and other taxes	—	62	—	437	—	499
Employee benefit obligations	—	629	—	258	—	887
Other accruals	170	465	52	1,087	(264)	1,510

Total Current Liabilities	161	6,841	1,320	6,859	(5,925)	9,256
Long-term debt	7,518	10,660	1,716	3,559	—	23,453
Asset retirement obligations and accrued environmental costs	—	1,107	—	8,473	—	9,580
Deferred income taxes	—	—	—	11,814	(815)	10,999
Employee benefit obligations	—	1,760	—	526	—	2,286
Other liabilities and deferred credits*	2,681	7,291	667	15,181	(23,992)	1,828

Total Liabilities	10,360	27,659	3,703	46,412	(30,732)	57,402
Retained earnings (losses)	29,892	17,366	(389)	15,177	(25,632)	36,414
Other common stockholders’ equity	3,310	31,307	471	36,572	(68,312)	3,348
Noncontrolling interests	—	—	—	320	—	320

Total Liabilities and Stockholders’ Equity	$43,562	76,332	3,785	98,481	(124,676)	97,484

*Includes intercompany loans.

	Millions of Dollars
	Three Months Ended March 31, 2016
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(153)	(284)	1	1,011	(154)	421

Cash Flows From Investing Activities
Capital expenditures and investments	—	(504)	—	(1,516)	199	(1,821)
Working capital changes associated with investing activities	—	(21)	—	(113)	—	(134)
Proceeds from asset dispositions	2,300	60	—	75	(2,300)	135
Purchases of short-term investments	—	—	—	(302)	—	(302)
Long-term advances/loans—related parties	—	(51)	—	—	51	—
Collection of advances/loans—related parties	—	—	—	2,198	(2,145)	53
Intercompany cash management	(3,438)	3,206	—	232	—	—
Other	—	8	—	(4)	—	4

Net Cash Provided by (Used in) Investing Activities	(1,138)	2,698	—	570	(4,195)	(2,065)

Cash Flows From Financing Activities
Issuance of debt	1,600	2,994	—	51	(51)	4,594
Repayment of debt	—	(2,145)	—	(64)	2,145	(64)
Issuance of company common stock	7	—	—	—	(49)	(42)
Dividends paid	(313)	—	—	(203)	203	(313)
Other	(3)	(2,320)	—	184	2,101	(38)

Net Cash Provided by (Used in) Financing Activities	1,291	(1,471)	—	(32)	4,349	4,137

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	5	—	5

Net Change in Cash and Cash Equivalents	—	943	1	1,554	—	2,498
Cash and cash equivalents at beginning of period	—	4	15	2,349	—	2,368

Cash and Cash Equivalents at End of Period	$—	947	16	3,903	—	4,866

Statement of Cash Flows	Three Months Ended March 31, 2015*
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	(131)	(231)	1	2,340	89	2,068

Cash Flows From Investing Activities
Capital expenditures and investments	—	(941)	—	(2,759)	368	(3,332)
Working capital changes associated with investing activities	—	60	—	(258)	—	(198)
Proceeds from asset dispositions	—	88	—	88	(3)	173
Net sales (purchases) of short-term investments	—	—	—	—	—	—
Long-term advances/loans—related parties	—	(72)	—	(1,482)	1,554	—
Collection of advances/loans—related parties	—	—	—	52	—	52
Intercompany cash management	974	(1,085)	—	111	—	—
Other	—	(7)	—	(2)	—	(9)

Net Cash Provided by (Used in) Investing Activities	974	(1,957)	—	(4,250)	1,919	(3,314)

Cash Flows From Financing Activities
Issuance of debt	—	1,482	—	72	(1,554)	—
Repayment of debt	—	—	—	(57)	—	(57)
Issuance of company common stock	66	—	—	—	(100)	(34)
Dividends paid	(910)	—	—	(11)	11	(910)
Other	1	—	—	346	(365)	(18)

Net Cash Provided by (Used in) Financing Activities	(843)	1,482	—	350	(2,008)	(1,019)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(133)	—	(133)

Net Change in Cash and Cash Equivalents	—	(706)	1	(1,693)	—	(2,398)
Cash and cash equivalents at beginning of period	—	770	7	4,285	—	5,062

Cash and Cash Equivalents at End of Period	$—	64	8	2,592	—	2,664

*Certain amounts have been reclassified to conform to current-period presentation. See Note 16—Cash Flow Information, in the Notes to Consolidated Financial Statements.

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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

ConocoPhillips is the world’s largest independent exploration and production (E&P) company, based on proved reserves and production of liquids and natural gas. Headquartered in Houston, Texas, we had operations and activities in 21 countries, approximately 15,600 employees worldwide and total assets of $100 billion as of March 31, 2016.

Basis of Presentation

Effective November 1, 2015, the Other International and historically presented Europe segments were restructured to align with changes to our internal organization structure. The Libya business was moved from the Other International segment to the historically presented Europe segment, which is now renamed Europe and North Africa. Accordingly, results of operations for the Other International and Europe and North Africa segments have been revised for all prior periods presented. There was no impact on our consolidated financial statements, and the impact on our segment presentation is immaterial. For additional information, see Note 19—Segment Disclosures and Related Information, in the Notes to Consolidated Financial Statements.

Overview

We are an independent E&P company focused on exploring for, developing and producing crude oil and natural gas globally. We have a diverse, low cost of supply resource base and a unique set of producing assets that includes legacy assets in North America, Europe and Asia; North American tight oil assets; resource-rich oil sands assets in Canada; and liquefied natural gas (LNG) assets in Asia Pacific, the Middle East and Alaska. Our value proposition combines unique portfolio attributes with capital allocation principles that include distribution to shareholders, a strong investment grade balance sheet, disciplined allocations and a focus on returns. Our value proposition recognizes that future growth could be on an absolute or a per-share basis, consistent with a disciplined approach to business.

The energy landscape continues to be challenged. Global production oversupply and concerns around future demand growth caused commodity prices to weaken significantly during the first quarter of 2016, following a year of weak prices in 2015. Ongoing uncertainty around the timing of a recovery in prices, coupled with tightening credit capacity across the industry, caused us to take actions to preserve the balance sheet strength and mitigate the impacts of possible weak prices in 2016 and 2017.

We revised our 2016 operating plan in February 2016, reducing our capital expenditures guidance by 17 percent, from $7.7 billion to $6.4 billion, and reducing our quarterly dividend by 66 percent, to $0.25 per share. These actions, which were prudent given the market environment, will allow us to conserve cash in 2016. During the first quarter of 2016, we issued $3.0 billion of debt and obtained a $1.6 billion three-year term loan to secure sufficient cash and liquidity through the current downturn.

In April 2016, we further reduced the 2016 capital expenditures guidance from $6.4 billion to $5.7 billion, primarily driven by reduced deepwater exploration activity, deferrals and lower costs across the portfolio.

We continue to stay focused on safely executing our capital program and remaining vigilant on costs. In the first quarter of 2016 we produced 1,578 thousand barrels of oil equivalent per day (MBOED), which was at the high end of our guidance range of 1,540 to 1,580 MBOED, due to the ramp up of APLNG and strong well performance. We loaded 11 cargoes from Train 1 of our APLNG project in Australia, progressed additional projects toward startup by the end of the year, and we continue to pursue sustainable operating cost reductions within our business. Operating costs include production and operating expense; selling, general and administrative expense; and exploration expense excluding dry hole and leasehold impairment expense.

Our capital program is focused on maintaining our asset integrity, completing several projects that are underway and pursuing development programs, primarily around legacy conventional assets. We have significantly reduced activity levels in the North American tight oil plays, including the Eagle Ford, Bakken, Permian, Niobrara and Montney. However, we have retained the flexibility to increase or decrease investment activity in these and other assets, as appropriate.

In the first quarter of 2016, we generated approximately $135 million in proceeds from non-core asset dispositions. We continue to monitor the market and evaluate our assets for opportunities to high-grade our portfolio. We have stated an intention to exit deepwater exploration, as well as pursue other non-core dispositions. However, we are not willing to divest properties unless we achieve value.

We believe we are taking prudent actions across the business to prepare for uncertain prices and greater volatility. We have exercised significant capital flexibility, lowered our operating cost structure, reduced our dividend, and continued to high-grade our asset base. These actions, in combination with our strong execution of the business, will allow us to manage through this current period of low commodity prices and to deliver strong performance when prices recover.

Business Environment

In the first half of 2014, strong crude oil prices were supported by geopolitical tensions impacting supplies, as well as global oil demand growth. This was followed by an abrupt decline in prices beginning in the third quarter of 2014, as surging production growth from U.S. tight oil and the decision by the Organization of Petroleum Exporting Countries (OPEC) to target market share outweighed fears of supply disruptions. These developments, combined with lower forecasts for global oil demand growth, caused crude oil prices to plummet to near five-year lows at the end of 2014. As global inventories grew due to the ensuing supply surplus, prices continued even lower, and reached a ten-year quarterly low of $33.89 per barrel for Brent crude oil in the first quarter of 2016.

The energy industry has periodically experienced this type of extreme volatility due to fluctuating supply and demand conditions. Commodity prices are the most significant factor impacting our profitability and the related reinvestment of operating cash flows into our business. Among other dynamics that could influence world energy markets and commodity prices are global economic health, supply disruptions or fears thereof caused by civil unrest or military conflicts, actions taken by OPEC or other producers, environmental laws, tax regulations, governmental policies and weather-related changes in demand. North America’s energy landscape has been transformed from resource scarcity to an abundance of supply, primarily due to advances in technology responsible for the rapid growth of tight oil production, successful exploration, and rising production from the Canadian oil sands. Our strategy is to sustainably lower our cost structure and maintain a strong balance sheet while utilizing a diverse and low-cost portfolio that will provide the financial flexibility to withstand challenging business cycles.

Our earnings and operating cash flows generally correlate with industry price levels for crude oil and natural gas, the prices of which are subject to factors external to the company and over which we have no control. The following graph depicts the trend in average benchmark prices for West Texas Intermediate (WTI) crude oil, Dated Brent crude oil and U.S. Henry Hub (HH) natural gas:

Brent crude oil prices averaged $33.89 per barrel in the first quarter of 2016, a decrease of 37 percent compared with $53.97 per barrel in the first quarter of 2015. Industry crude prices for WTI averaged $33.27 per barrel in the first quarter of 2016, a decrease of 31 percent compared with $48.56 per barrel in the first quarter of 2015. Crude oil prices have remained under pressure in the first quarter of 2016 as global production continued to exceed global demand, as evidenced by a large observed inventory increase.

Henry Hub natural gas prices averaged $2.09 per million British thermal units (MMBTU) in the first quarter of 2016, a decrease of 30 percent compared with $2.99 per MMBTU in the first quarter of 2015. Natural gas prices remained under pressure with strong production levels and a warmer-than-expected winter reducing demand below expectations. U.S. underground gas storage inventories have been at or above the top of the five-year range over the past few months.

Our realized bitumen price was $1.74 per barrel in the first quarter of 2016, a decrease of 90 percent compared with the first quarter of 2015, primarily due to the significant decline in the Western Canada Select benchmark as a result of falling WTI and Brent prices.

Our total average realized price was $22.94 per barrel of oil equivalent (BOE) in the first quarter of 2016, a decrease of 38 percent compared with $36.92 per BOE in the first quarter of 2015, reflecting lower average realized prices for crude oil, natural gas, bitumen and natural gas liquids.

Key Operating and Financial Summary

Significant items during the first quarter of 2016 included the following:

•	Achieved first-quarter production of 1,578 MBOED.
•	Reduced 2016 capital expenditures guidance from $6.4 billion to $5.7 billion.
•	Raised $4.6 billion of low-cost debt and ended the quarter with $5.2 billion of cash and short-term investments.
•	Loaded 11 cargoes from APLNG Train 1 in Australia; on track for first cargo from Train 2 in the fourth quarter of 2016.
•	Continue to progress toward first production at Foster Creek Phase G and Christina Lake Phase F in Canada and Alder in Europe in 2016.

Outlook

Capital and Production Guidance

We have reduced our 2016 capital expenditures guidance from $6.4 billion to $5.7 billion, primarily driven by reduced deepwater exploration activity, deferrals and lower costs across the portfolio.

We expect to meet our previously stated full-year 2016 production guidance of approximately 1,525 MBOED, in line with 2015 production adjusted for 64 MBOED for the full-year impact of 2015 dispositions. Second-quarter 2016 production guidance is 1,500 to 1,540 MBOED, which reflects significant planned turnaround activity during the quarter.

Marketing Activities

In line with our objective to continuously optimize our portfolio, we are currently marketing certain non-core assets. We expect to generate up to $1 billion in proceeds in 2016 from asset sales.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2016, is based on a comparison with the corresponding period of 2015.

Consolidated Results

A summary of the Company’s net income (loss) attributable to ConocoPhillips by business segment follows:

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Alaska	$(2)	145
Lower 48	(820)	(405)
Canada	(294)	(158)
Europe and North Africa	(51)	636
Asia Pacific and Middle East	(5)	395
Other International	(24)	(92)
Corporate and Other	(273)	(249)

Net income (loss) attributable to ConocoPhillips	$(1,469)	272

Earnings for ConocoPhillips decreased $1,741 million in the first quarter of 2016. The decrease primarily resulted from lower commodity prices.

In addition, earnings were negatively impacted by:

•	The absence of a $555 million net deferred tax benefit resulting from a change in the U.K. tax rate in the first quarter of 2015.
•	Higher depreciation, depletion and amortization (DD&A) expense from commodity price-related reserve revisions.
•	Increased property impairments.

These items were partially offset by:

•	Lower operating expenses.
•	Lower production and property taxes.

See the “Segment Results” section for additional information.

Income Statement Analysis

Sales and other operating revenues decreased 34 percent in the first quarter of 2016, mainly as a result of lower prices across all commodities. Additionally, sales and other operating revenues were decreased due to lower natural gas liquid (NGL) and natural gas sales volumes.

Equity in earnings (losses) of affiliates decreased by $354 million in the first quarter of 2016, primarily as a result of lower earnings from the FCCL Partnership, Qatar Liquefied Gas Company Limited (3) (QG3) and Australia Pacific LNG Pty Ltd (APLNG) given reduced commodity prices, as well as tax-related foreign exchange impacts and increased DD&A expense, both in APLNG. The decrease in earnings was partly offset by lower production taxes at QG3.

Purchased commodities decreased 31 percent in the first quarter of 2016, largely as a result of lower natural gas prices.

Production and operating expenses decreased 25 percent in the first quarter of 2016, primarily as a result of lower operating expense activity levels, reduced headcount, dispositions of non-core assets and favorable foreign currency impacts.

Impairments increased by $120 million in the first quarter of 2016. For additional information, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

Summary Operating Statistics

	Three Months Ended
	March 31
	2016	2015

Average Net Production
Crude oil (MBD)*	617	622
Natural gas liquids (MBD)	146	155
Bitumen (MBD)	166	156
Natural gas (MMCFD)**	3,895	4,059

Total Production (MBOED)	1,578	1,610

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)	$31.47	48.05
Natural gas liquids (per barrel)	12.30	19.60
Bitumen (per barrel)***	1.74	16.82
Natural gas (per thousand cubic feet)	2.99	4.72

	Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical, and lease rentals	$145	171
Leasehold impairment	180	40
Dry holes	180	271

	$505	482

    *Thousands of barrels per day.

  **Millions of cubic feet per day. Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.

***2015 has been restated to conform to current period presentation.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At March 31, 2016, our operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, Timor-Leste, Indonesia, China, Malaysia, Qatar and Libya.

Total production from operations decreased 2 percent in the first quarter of 2016. The decrease in total average production primarily resulted from normal decline and the loss of 70 MBOED attributable to the 2015 dispositions of several non-core assets in the Lower 48 and western Canada, as well as the sale of our interest in the Polar Lights Company. The decrease in production was partly offset by additional production from major developments, including tight oil plays in the Lower 48; APLNG in Australia; the Greater Britannia projects in the U.K.; the Western North Slope in Alaska; and the Greater Ekofisk Area in Norway. Improved well performance in the Lower 48, Norway, Canada and China, as well as improved recoveries from production sharing contracts in Asia Pacific and Middle East also partly offset the decrease in production. In the first quarter of 2016, we achieved production of 1,578 MBOED. Adjusted for downtime and dispositions of 66 MBOED, our production increased by 34 MBOED, or 2 percent, compared with the first quarter of 2015.

Segment Results

Alaska

	Three Months Ended
	March 31
	2016	2015

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$(2)	145

Average Net Production
Crude oil (MBD)	170	163
Natural gas liquids (MBD)	14	14
Natural gas (MMCFD)	38	52

Total Production (MBOED)	191	186

Average Sales Prices
Crude oil (dollars per barrel)	$32.54	50.74
Natural gas (dollars per thousand cubic feet)	4.84	4.29

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids, natural gas and LNG. As of March 31, 2016, Alaska contributed 20 percent of our worldwide liquids production and 1 percent of our worldwide natural gas production.

Earnings from Alaska decreased $147 million in the first quarter of 2016. The decrease in earnings was primarily due to lower crude oil prices. Earnings were further decreased due to a $43 million after-tax increase in DD&A expense from commodity price-related reserve revisions in 2015, capital additions and increased production volumes. The earnings reduction was partly offset by higher crude oil sales volumes, lower property taxes mainly due to a litigation settlement in the first quarter of 2016 and reduced production and operating expenses.

Average production increased 3 percent in the first quarter of 2016 compared with the same period in 2015, primarily due to new production from the Alpine CD5 drill site and lower planned downtime activity, partly offset by normal field decline.

Lower 48

	Three Months Ended
	March 31
	2016	2015

Net Loss Attributable to ConocoPhillips (millions of dollars)	$(820)	(405)

Average Net Production
Crude oil (MBD)	202	198
Natural gas liquids (MBD)	86	93
Natural gas (MMCFD)	1,216	1,505

Total Production (MBOED)	491	542

Average Sales Prices
Crude oil (dollars per barrel)	$27.04	40.77
Natural gas liquids (dollars per barrel)	9.45	15.55
Natural gas (dollars per thousand cubic feet)	1.80	2.60

As of March 31, 2016, the Lower 48 contributed 31 percent of our worldwide liquids production and 31 percent of our worldwide natural gas production. The Lower 48 segment consists of operations located in the U.S. Lower 48 states and exploration activities in the Gulf of Mexico.

Lower 48 reported a loss of $820 million in the first quarter of 2016, a $415 million earnings decrease compared with the same period of 2015, primarily due to lower commodity prices. Earnings were further decreased due to a $71 million after-tax dry hole charge and a $62 million associated lease impairment related to the Melmar prospect in deepwater Gulf of Mexico; the $34 million after-tax expense for rig pre-commissioning costs in deepwater Gulf of Mexico in line with our 2015 decision to exit deepwater exploration; higher DD&A from commodity price-related reserve adjustments; a $47 million after-tax charge for the impairment of certain Gulf of Mexico leases after completion of an initial marketing effort; and reduced production. These decreases were partly offset by lower operating costs from reduced activity and general and administrative spend, as well as the absence of a $61 million after-tax dry hole charge in 2015 for the Harrier well in the Gulf of Mexico.

In the first quarter of 2016, our average realized crude oil price of $27.04 per barrel was 19 percent less than WTI of $33.27 per barrel. The differential is driven primarily by local market dynamics in the Gulf Coast and Bakken, and may remain relatively wide in the near term.

Total average production decreased 9 percent in the first quarter of 2016, while average crude oil production increased 2 percent over the same period. The decrease was mainly attributable to field decline and the disposition of non-core properties in East Texas and North Louisiana, as well as South Texas. The reduction was partly offset by new production and well performance, primarily from Eagle Ford, Bakken and the Permian Basin.

Canada

	Three Months Ended
	March 31
	2016	2015

Net Loss Attributable to ConocoPhillips (millions of dollars)	$(294)	(158)

Average Net Production
Crude oil (MBD)	8	14
Natural gas liquids (MBD)	25	25
Bitumen (MBD)
Consolidated operations	27	12
Equity affiliates	139	144

Total bitumen	166	156
Natural gas (MMCFD)	566	736

Total Production (MBOED)	293	318

Average Sales Prices
Crude oil (dollars per barrel)	$26.11	37.12
Natural gas liquids (dollars per barrel)	11.69	18.28
Bitumen (dollars per barrel)
Consolidated operations*	2.54	19.33
Equity affiliates	1.59	16.60
Total bitumen*	1.74	16.82
Natural gas (dollars per thousand cubic feet)	1.20	2.21

*2015 has been restated to conform to current period presentation.

Our Canadian operations mainly consist of natural gas fields in western Canada and oil sands developments in the Athabasca Region of northeastern Alberta. As of March 31, 2016, Canada contributed 21 percent of our worldwide liquids production and 15 percent of our worldwide natural gas production.

Canada operations reported a loss of $294 million in the first quarter of 2016, a $136 million decrease compared with the same period of 2015, primarily due to lower bitumen and natural gas prices. The decrease was partly offset by favorable foreign currency impacts and lower operating costs resulting from cost savings and assets disposed in western Canada in 2015.

Total average production decreased 8 percent in the first quarter of 2016, while bitumen production increased 6 percent over the same period. The decrease in total production was mainly attributable to the disposition of non-core assets in western Canada and normal decline. The production decrease was partly offset by strong well performance in western Canada, as well as new production from Surmont 2.

Europe and North Africa

	Three Months Ended
	March 31
	2016	2015

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$(51)	636

Average Net Production
Crude oil (MBD)	125	120
Natural gas liquids (MBD)	7	7
Natural gas (MMCFD)	507	494

Total Production (MBOED)	216	209

Average Sales Prices
Crude oil (dollars per barrel)	$35.47	54.30
Natural gas liquids (dollars per barrel)	18.78	29.90
Natural gas (dollars per thousand cubic feet)	5.03	8.33

The Europe and North Africa segment consists of operations principally located in the Norwegian and U.K. sectors of the North Sea, the Norwegian Sea, as well as in Libya. As of March 31, 2016, our Europe and North Africa operations contributed 14 percent of our worldwide liquids production and 13 percent of our worldwide natural gas production.

Earnings for Europe and North Africa operations decreased $687 million in the first quarter of 2016, primarily due to the absence of a $555 million net deferred tax benefit as a result of a change in the U.K. tax rate, effective at the beginning of 2015, lower crude oil and natural gas prices and $60 million in after-tax proved property impairments in the United Kingdom. The decrease in earnings was partly offset by lower dry hole costs in the United Kingdom, as well as lower general and administrative and maintenance expenses.

Average production increased 3 percent in the first quarter of 2016, compared to the same period in 2015. The increase was mostly due to new production from the Greater Britannia Area and the Greater Ekofisk Area, as well as improved well performance in Norway and lower unplanned downtime. The production increase was partly offset by normal field decline. Libya production remains largely shut in, as the Es Sider crude oil export terminal closure continued throughout the first quarter of 2016. Near-term operating and drilling activity remains uncertain as a result of the ongoing civil unrest.

Asia Pacific and Middle East

	Three Months Ended March 31
	2016	2015

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$(5)	395

Average Net Production
Crude oil (MBD)
Consolidated operations	100	108
Equity affiliates	12	15

Total crude oil	112	123

Natural gas liquids (MBD)
Consolidated operations	7	9
Equity affiliates	7	7

Total natural gas liquids	14	16

Natural gas (MMCFD)
Consolidated operations	769	711
Equity affiliates	799	561

Total natural gas	1,568	1,272

Total Production (MBOED)	387	351

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$33.11	51.20
Equity affiliates	33.50	52.70
Total crude oil	33.15	51.38
Natural gas liquids (dollars per barrel)
Consolidated operations	27.62	40.90
Equity affiliates	27.45	38.80
Total natural gas liquids	27.54	39.99
Natural gas (dollars per thousand cubic feet)
Consolidated operations	4.24	7.23
Equity affiliates	3.56	7.48
Total natural gas	3.90	7.34

The Asia Pacific and Middle East segment has operations in China, Indonesia, Malaysia, Australia, Timor-Leste and Qatar, as well as exploration activities in Brunei. As of March 31, 2016, Asia Pacific and Middle East contributed 14 percent of our worldwide liquids production and 40 percent of our worldwide natural gas production.

Earnings for Asia Pacific and Middle East operations decreased by $400 million in the first quarter of 2016. The decrease in earnings was mainly due to lower prices across all commodities, as well as tax-related foreign exchange impacts at APLNG. The earnings decrease was partly offset by lower production taxes; reduced feedstock cost at Darwin LNG; and lower maintenance costs, general and administrative spend, and transportation expenses, across the segment.

Average production increased 10 percent in the first quarter of 2016, compared with the same period of 2015. The production increase was mainly attributable to new production from the ramp-up of APLNG in Australia, improved drilling and well performance in China and at Gumusut, in Malaysia and increased recoveries from production sharing contracts in Indonesia and the Timor Sea Joint Petroleum Development Area between Timor-Leste and Australia. Production increases were partially offset by normal field decline across the segment and a planned turnaround at QG3.

Other International

	Three Months Ended March 31
	2016	2015

Net Loss Attributable to ConocoPhillips (millions of dollars)	$(24)	(92)

Average Net Production
Crude oil (MBD)
Equity affiliates	—	4

Total Production (MBOED)	—	4

Average Sales Prices
Crude oil (dollars per barrel)
Equity affiliates	$—	36.09

The Other International segment consists of exploration activities in Senegal, Colombia and Angola. As of March 31, 2016, Other International did not contribute to our worldwide liquids production due to the sale of our 50 percent interest in the Polar Lights Company in the fourth quarter of 2015.

Other International operations reported a loss of $24 million in the three-month period of 2016, compared with a loss of $92 million in the same period of 2015. The improvement was primarily due to the absence of the $81 million after-tax dry hole expense for the Omosi-1 well in 2015 and lower general and administrative spend, partially offset by higher rig subsidy costs in Angola.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Net Loss Attributable to ConocoPhillips
Net interest	$(222)	(155)
Corporate general and administrative expenses	(85)	(21)
Technology	21	(16)
Other	13	(57)

	$(273)	(249)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased by $67 million in the first quarter of 2016, compared with the same period in 2015. Net interest increased primarily due to lower capitalized interest on projects and increased debt.

Corporate general and administrative expenses increased $64 million in the first quarter of 2016, compared with the same period of 2015, mainly due to increased pension settlement expense.

Technology includes our investment in new technologies or businesses, as well as licensing revenues. Activities are focused on unconventional reservoirs, heavy oil and oil sands, LNG, and subsurface, with an underlying commitment to environmental responsibility. Earnings from Technology improved $37 million in the first quarter of 2016, compared with the same period of 2015. The increase in earnings primarily resulted from higher licensing revenues.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation and other costs not directly associated with an operating segment. “Other” expenses were reduced by $70 million in the first quarter of 2016, compared to the same period of 2015 primarily due to favorable foreign currency impacts and the absence of $21 million in after-tax restructuring expenses incurred in 2015.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars
	March 31	December 31
	2016	2015

Short-term debt	$2,079	1,427
Total debt	29,455	24,880
Total equity	39,407	40,082
Percent of total debt to capital*	43%	38
Percent of floating-rate debt to total debt	12%	7

*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Cash generated from operating activities is a source of funding. During the first three months of 2016, we issued $4,594 million of new debt consisting of a three-year term loan and fixed rate notes. The primary uses of our available cash were $1,821 million to support our ongoing capital expenditures and investments program and $313 million to pay dividends. During the first three months of 2016, cash and cash equivalents increased by $2,498 million to $4,866 million.

We rely on cash flows from operating activities, proceeds from asset sales, our commercial paper and credit facility programs, and our shelf registration statement to support short- and long-term liquidity requirements. We believe current cash balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Sources of Capital” section, will be sufficient to meet our funding requirements in the near and long term, including our capital spending program, dividend payments and required debt payments.

Significant Sources of Capital

Operating Activities

Cash provided by operating activities was $421 million for the first three months of 2016, compared with $2,068 million for the corresponding period of 2015, an 80 percent decrease. The decrease was primarily due to lower prices across all commodities and the absence of the $556 million tax refund received in 2015 from the Internal Revenue Service for 2014 overpaid taxes.

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

Investing Activities

Proceeds from asset sales for the first three months of 2016 were $135 million, compared with $173 million for the corresponding period of 2015. We continue to optimize our asset portfolio by focusing on assets which offer the highest returns and growth potential, while selling non-core assets. For additional information regarding proceeds from asset sales, see the Outlook section within Management’s Discussion and Analysis.

Commercial Paper and Credit Facilities

On March 28, 2016, we reduced our revolving credit facility, expiring in June 2019, from $7.0 to $6.75 billion. Our revolving credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper programs. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or any of its consolidated subsidiaries.

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

Our primary funding source for short-term working capital needs is the ConocoPhillips $6.1 billion commercial paper program. Commercial paper maturities are generally limited to 90 days. We also have the ConocoPhillips Qatar Funding Ltd. $900 million commercial paper program, which is used to fund commitments relating to QG3. At both March 31, 2016 and December 31, 2015, we had no direct borrowings or letters of credit issued under the revolving credit facility. Under the ConocoPhillips Qatar Funding Ltd. commercial paper programs, $750 million of commercial paper was outstanding at March 31, 2016, compared with $803 million at December 31, 2015. In April 2016, we repaid an additional $640 million of the outstanding commercial paper and expect the remaining commercial paper to be repaid in the second quarter of 2016. Since we had $750 million of commercial paper outstanding and had issued no letters of credit, we had access to $6.0 billion in borrowing capacity under our revolving credit facility at March 31, 2016.

Due to the recent significant decline in commodity prices and the expectation these prices could remain depressed in the near future, the major ratings agencies have conducted a review of the oil and gas industry. As a result of this review, our credit ratings, along with several other companies in the oil and gas industry, were downgraded. In the first quarter of 2016, Moody’s Investors Service downgraded our senior long-term debt ratings to “Baa2” from “A2,” with a negative outlook and our short-term commercial paper ratings to “Prime-2” from “Prime-1” and Fitch downgraded our long-term debt ratings to “A-” from “A” with a negative outlook and our short-term commercial paper ratings to “F2” from “F1.”On April 29, 2016, Standard and Poor’s downgraded our senior long-term debt ratings to “A-” from “A,” with a negative outlook and our short-term commercial paper ratings to “A-2” from “A-1.” We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, in the event of a further downgrade of our credit rating. If our credit rating were to deteriorate to a level prohibiting us from accessing the commercial paper market, we would still be able to access funds under our revolving credit facility.

Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At March 31, 2016 and December 31, 2015, we had direct bank letters of credit of $339 million and $340 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of further credit ratings downgrades, we may be required to post additional letters of credit.

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

Our debt balance at March 31, 2016, was $29.5 billion, an increase of $4.6 billion from the balance at December 31, 2015, primarily as a result of obtaining a $1.6 billion three-year term loan and the issuance of $3.0 billion in new fixed rate notes, both in March 2016. Our short-term debt balance at March 31, 2016, increased $652 million compared with December 31, 2015, primarily as a result of the timing of scheduled maturities. For more information, see Note 9—Debt, in the Notes to Consolidated Financial Statements.

In February 2016, we announced a reduction in the quarterly dividend to $0.25 per share, compared with the previous quarterly dividend of $0.74 per share. We believe this effort will contribute to our balance sheet strength and provide financial flexibility through the current downturn. The dividend was paid March 1, 2016, to stockholders of record at the close of business on February 16, 2016.

Capital Expenditures

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Alaska	$320	402
Lower 48	580	1,372
Canada	254	455
Europe and North Africa	303	500
Asia Pacific and Middle East	306	488
Other International	41	83
Corporate and Other	17	32

Capital expenditures and investments	$1,821	3,332

During the first three months of 2016, capital expenditures and investments supported key exploration and development programs, primarily:

•	Oil and natural gas development and exploration activities in the Lower 48, including Eagle Ford, Bakken and the Permian Basin.
•	Major project expenditures associated with the APLNG joint venture in Australia.
•	Continued oil sands development, ongoing liquids-rich plays in Canada, and exploration activities in Nova Scotia.
•	Alaska activities related to development in the Greater Kuparuk Area, Western North Slope and the Greater Prudhoe Area, as well as exploration activities in the National Petroleum Reserve-Alaska.
•	In Europe, development activities in the Greater Ekofisk, Aasta Hansteen, Clair Ridge and Greater Britannia areas.
•	Exploration and appraisal drilling in deepwater Gulf of Mexico.
•	Continued development in Malaysia, Indonesia and China.
•	Exploration and appraisal drilling activities in Senegal.

In April 2016, we further reduced our 2016 capital expenditures guidance from $6.4 billion to $5.7 billion, primarily driven by reduced deepwater exploration activity, deferrals, and lower costs across the portfolio.

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

Environmental

We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 62–64 of our 2015 Annual Report on Form 10-K.

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of March 31, 2016, there were 14 sites around the United States in which we were identified as a potentially responsible party under CERCLA and comparable state laws.

At March 31, 2016, our balance sheet included a total environmental accrual of $263 million, compared with $258 million at December 31, 2015, for remediation activities in the United States and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

For other examples of legislation or precursors for possible regulation and factors on which the ultimate impact on our financial performance will depend, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 64–66 of our 2015 Annual Report on Form 10-K.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Examples of forward-looking statements contained in this report include our expected production growth and outlook on the business environment generally, our expected capital budget and capital expenditures, and discussions concerning future dividends. You can often identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions.

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

•	Volatility in the commodity futures markets.
•	Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business.
•	Competition in the oil and gas exploration and production industry.
•	Limited access to capital or significantly higher cost of capital related to illiquidity or uncertainty in the domestic or international financial markets.
•	Delays in, or our inability to, execute asset dispositions.
•	Inability to obtain economical financing for development, construction or modification of facilities and general corporate purposes.
•	The operation and financing of our joint ventures.
•	The ability of our customers and other contractual counterparties to satisfy their obligations to us.
•	Our inability to realize anticipated cost savings and expenditure reductions.
•	The factors generally described in Item 1A—Risk Factors in our 2015 Annual Report on Form 10-K and additional risks described in our other filings with the SEC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2016, does not differ materially from that discussed under Item 7A in our 2015 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2016, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President, Finance, Commercial and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance, Commercial and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively as of March 31, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2015 Annual Report on Form 10-K.

Item 6. EXHIBITS

10.1*	Second Amendment to the ConocoPhillips Key Employee Supplemental Retirement Plan, dated March 14, 2016.

10.2*	Amendment and Restatement of Deferred Compensation Trust Agreement for Non-Employee Directors of Phillips Petroleum Company, dated June 23, 1995.

10.3*	Form of Non-Employee Director Restricted Stock Units Terms and Conditions, as part of the Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15, 2016.

10.4*	Form of Non-Employee Director Restricted Stock Units Terms and Conditions – Canadian Non-Employee Directors, as part of the Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15, 2016.

10.5*	Form of Non-Employee Director Restricted Stock Units Terms and Conditions – Norwegian Non-Employee Directors, as part of the Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15, 2016.

10.6	Term Loan Agreement, between ConocoPhillips, as borrower, ConocoPhillips Company, as guarantor, Toronto Dominion (Texas) LLC, as administrative agent and the banks party thereto, with TD Securities (USA) LLC, as lead arranger and bookrunner, dated March 18, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report of ConocoPhillips on Form 8-K filed on March 21, 2016; File No. 001-32395).

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Glenda M. Schwarz
Glenda M. Schwarz Vice President and Controller (Chief Accounting and Duly Authorized Officer)

May 3, 2016