Form 10-Q
period 2016-06-30
CONOCOPHILLIPS
filed 2016-08-02
CIK 1163165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The registrant had 1,238,505,159 shares of common stock, $.01 par value, outstanding at June 30, 2016.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Revenues and Other Income
Sales and other operating revenues	$5,348	8,293	10,469	16,009
Equity in earnings (losses) of affiliates	80	258	(69)	463
Gain on dispositions	128	52	151	104
Other income	19	57	39	86

Total Revenues and Other Income	5,575	8,660	10,590	16,662

Costs and Expenses
Purchased commodities	2,002	3,230	4,227	6,467
Production and operating expenses	1,445	1,798	2,799	3,600
Selling, general and administrative expenses	167	218	353	377
Exploration expenses	610	549	1,115	1,031
Depreciation, depletion and amortization	2,329	2,329	4,576	4,460
Impairments	62	78	198	94
Taxes other than income taxes	197	225	377	449
Accretion on discounted liabilities	112	122	221	243
Interest and debt expense	312	210	593	412
Foreign currency transaction gains	(17)	(8)	(1)	(24)

Total Costs and Expenses	7,219	8,751	14,458	17,109

Loss before income taxes	(1,644)	(91)	(3,868)	(447)
Income tax provision (benefit)	(586)	73	(1,354)	(569)

Net income (loss)	(1,058)	(164)	(2,514)	122
Less: net income attributable to noncontrolling interests	(13)	(15)	(26)	(29)

Net Income (Loss) Attributable to ConocoPhillips	$(1,071)	(179)	(2,540)	93

Net Income (Loss) Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$(0.86)	(0.15)	(2.04)	0.07
Diluted	(0.86)	(0.15)	(2.04)	0.07

Dividends Paid Per Share of Common Stock (dollars)	$0.25	0.73	0.50	1.46

Average Common Shares Outstanding (in thousands)
Basic	1,244,892	1,241,026	1,244,724	1,240,909
Diluted	1,244,892	1,241,026	1,244,724	1,246,130

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Net Income (Loss)	$(1,058)	(164)	(2,514)	122
Other comprehensive income (loss)
Defined benefit plans
Prior service credit arising during the period	—	140	—	140
Reclassification adjustment for amortization of prior service credit included in net loss	(9)	(3)	(18)	(4)
Net actuarial gain (loss) arising during the period	(69)	15	(300)	15
Reclassification adjustment for amortization of net actuarial losses included in net income	74	102	182	152
Income taxes on defined benefit plans	3	(93)	53	(110)

Defined benefit plans, net of tax	(1)	161	(83)	193

Foreign currency translation adjustments	(224)	796	959	(1,949)
Income taxes on foreign currency translation adjustments	—	(9)	—	17

Foreign currency translation adjustments, net of tax	(224)	787	959	(1,932)

Other Comprehensive Income (Loss), Net of Tax	(225)	948	876	(1,739)

Comprehensive Income (Loss)	(1,283)	784	(1,638)	(1,617)
Less: comprehensive income attributable to noncontrolling interests	(13)	(15)	(26)	(29)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$(1,296)	769	(1,664)	(1,646)

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	June 30	December 31
	2016	2015

Assets
Cash and cash equivalents	$2,863	2,368
Short-term investments	1,289	—
Accounts and notes receivable (net of allowance of $5 million in 2016 and $7 million in 2015)	3,144	4,314
Accounts and notes receivable—related parties	172	200
Inventories	1,150	1,124
Prepaid expenses and other current assets	641	783

Total Current Assets	9,259	8,789
Investments and long-term receivables	21,385	20,490
Loans and advances—related parties	639	696
Net properties, plants and equipment (net of accumulated depreciation, depletion and amortization of $74,243 million in 2016 and $70,413 million in 2015)	63,685	66,446
Other assets	1,086	1,063

Total Assets	$96,054	97,484

Liabilities
Accounts payable	$3,746	4,895
Accounts payable—related parties	72	38
Short-term debt	1,331	1,427
Accrued income and other taxes	554	499
Employee benefit obligations	538	887
Other accruals	1,107	1,510

Total Current Liabilities	7,348	9,256
Long-term debt	27,346	23,453
Asset retirement obligations and accrued environmental costs	9,820	9,580
Deferred income taxes	9,655	10,999
Employee benefit obligations	2,533	2,286
Other liabilities and deferred credits	1,521	1,828

Total Liabilities	58,223	57,402

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2016—1,780,735,832 shares; 2015—1,778,226,388 shares)
Par value	18	18
Capital in excess of par	46,429	46,357
Treasury stock (at cost: 2016—542,230,673 shares; 2015—542,230,673 shares)	(36,780)	(36,780)
Accumulated other comprehensive loss	(5,371)	(6,247)
Retained earnings	33,248	36,414

Total Common Stockholders’ Equity	37,544	39,762
Noncontrolling interests	287	320

Total Equity	37,831	40,082

Total Liabilities and Equity	$96,054	97,484

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Six Months Ended June 30
	2016	2015

Cash Flows From Operating Activities
Net income (loss)	$(2,514)	122
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	4,576	4,460
Impairments	198	94
Dry hole costs and leasehold impairments	823	713
Accretion on discounted liabilities	221	243
Deferred taxes	(1,457)	(602)
Distributions received greater than equity losses (undistributed equity earnings)	222	(41)
Gain on dispositions	(151)	(104)
Other	(17)	(454)
Working capital adjustments
Decrease in accounts and notes receivable	1,097	1,419
Decrease (increase) in inventories	(23)	42
Decrease (increase) in prepaid expenses and other current assets	(51)	153
Decrease in accounts payable	(454)	(1,358)
Decrease in taxes and other accruals	(790)	(645)

Net Cash Provided by Operating Activities	1,680	4,042

Cash Flows From Investing Activities
Capital expenditures and investments	(2,954)	(5,739)
Working capital changes associated with investing activities	(363)	(678)
Proceeds from asset dispositions	363	294
Net purchases of short-term investments	(1,292)	—
Collection of advances/loans—related parties	53	52
Other	6	291

Net Cash Used in Investing Activities	(4,187)	(5,780)

Cash Flows From Financing Activities
Issuance of debt	4,594	2,498
Repayment of debt	(827)	(62)
Issuance of company common stock	(45)	(46)
Dividends paid	(626)	(1,819)
Other	(79)	(35)

Net Cash Provided by Financing Activities	3,017	536

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(15)	(47)

Net Change in Cash and Cash Equivalents	495	(1,249)
Cash and cash equivalents at beginning of period	2,368	5,062

Cash and Cash Equivalents at End of Period	$2,863	3,813

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

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

As of June 30, 2016, we have not provided any financial support to APLNG other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of APLNG. See Note 6—Investments, Loans and Long-Term Receivables, and Note 11—Guarantees, for additional information.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30	December 31
	2016	2015

Crude oil and natural gas	$463	406
Materials and supplies	687	718

	$1,150	1,124

Inventories valued on the last-in, first-out (LIFO) basis totaled $331 million and $317 million at June 30, 2016 and December 31, 2015, respectively. The estimated excess of current replacement cost over LIFO cost of inventories was approximately $74 million and $6 million at June 30, 2016 and December 31, 2015, respectively.

Note 5—Assets Held for Sale or Sold

On April 22, 2016, we sold our interest in the Alaska Beluga River Unit natural gas field in the Cook Inlet for $134 million, net of settlement of gas imbalances and customary adjustments, and recognized a gain on disposition of $56 million. At the time of disposition, the net carrying value of our Beluga River Unit interest, which is included in the Alaska segment, was $78 million, consisting primarily of $100 million of properties, plants and equipment (PP&E) and $19 million of asset retirement obligations (ARO).

Note 6—Investments, Loans and Long-Term Receivables

APLNG

APLNG’s $8.5 billion project finance facility consists of financing agreements executed by APLNG with the Export-Import Bank of the United States for approximately $2.9 billion, the Export-Import Bank of China for approximately $2.7 billion, and a syndicate of Australian and international commercial banks for approximately $2.9 billion. At June 30, 2016, $8.5 billion had been drawn from the facility. In connection with the execution of the project financing, we provided a completion guarantee for our pro-rata share of the project finance facility until the project achieves financial completion. See Note 11—Guarantees, for additional information.

APLNG is considered a VIE, as it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. See Note 3—Variable Interest Entities, for additional information.

Following the fourth-quarter 2015 impairment of our investment in APLNG, the outlook for crude oil and natural gas prices continued to deteriorate into the first quarter of 2016. As a result, the estimated fair value of our investment in APLNG declined to an amount below book value as of March 31, 2016. Based on a review of the facts and circumstances surrounding this decline in fair value, we concluded the impairment was not other than temporary under the guidance of FASB Accounting Standards Codification (ASC) Topic 323, “Investments – Equity Method and Joint Ventures.” During the second quarter of 2016, primarily due to an improved outlook for crude oil prices, the estimated fair value of our investment increased and is above book value as of June 30, 2016.

At June 30, 2016, the book value of our equity method investment in APLNG was $10,327 million. The balance is included in the “Investments and long-term receivables” line on our consolidated balance sheet.

FCCL

At June 30, 2016, the book value of our equity method investment in FCCL Partnership was $8,939 million, net of a $1,363 million reduction due to cumulative foreign currency translation effects. The balance is included in the “Investments and long-term receivables” line on our consolidated balance sheet.

Loans and Long-Term Receivables

As part of our normal ongoing business operations, and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. At June 30, 2016, significant loans to affiliated companies included $750 million in project financing to Qatar Liquefied Gas Company Limited (3) (QG3).

The long-term portion of these loans is included in the “Loans and advances—related parties” line on our consolidated balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.”

Note 7—Suspended Wells

The capitalized cost of suspended wells at June 30, 2016, was $1,293 million, an increase of $33 million from $1,260 million at year-end 2015. Two suspended wells in the Gulf of Mexico totaling $100 million were charged to dry hole expense during the first six months of 2016 relating to exploratory well costs capitalized for a period greater than one year as of December 31, 2015.

Note 8—Impairments

During the three- and six-month periods ended June 30, 2016 and 2015, we recognized before-tax impairment charges within the following segments:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Alaska	$—	7	—	7
Lower 48	51	—	60	—
Europe and North Africa	10	71	137	87
Asia Pacific and Middle East	1	—	1	—

	$62	78	198	94

Our Europe and North Africa segment included impairments of $137 million in the six-month period of 2016, primarily as a result of lower natural gas prices in the United Kingdom. Our Lower 48 segment included impairments of $51 million and $60 million respectively, in the three- and six-month periods of 2016, primarily as a result of lower natural gas prices and increased asset retirement obligation estimates.

The three- and six-month periods of 2015 included impairments in our Europe and North Africa segment of $71 million and $87 million, respectively, primarily as a result of lower natural gas prices in the United Kingdom.

The charges discussed below are included in the “Exploration expenses” line on our consolidated income statement and are not reflected in the table above.

Exploration expenses in the three- and six-month periods of 2016 are aligned with our decision announced in 2015 to reduce deepwater exploration spending. We recorded a $203 million before-tax impairment for the associated carrying value of our Gibson and Tiber undeveloped leaseholds in deepwater Gulf of Mexico in the second quarter of 2016. Additionally, in the first quarter of 2016, we recorded a $95 million before-tax impairment for the associated carrying value of capitalized undeveloped leasehold costs of the Melmar prospect, and a $73 million impairment in our Lower 48 segment, primarily as a result of changes in the estimated market value following the completion of an initial marketing effort.

Note 9—Debt

In the first quarter of 2016, we reduced our revolving credit facility, expiring in June 2019, from $7.0 billion to $6.75 billion. We have two commercial paper programs supported by our $6.75 billion revolving credit facility: the ConocoPhillips $6.25 billion program, primarily a funding source for short-term working capital needs, and the ConocoPhillips Qatar Funding Ltd. $500 million program, which is used to fund commitments relating to QG3. Commercial paper maturities are generally limited to 90 days.

At June 30, 2016 and December 31, 2015, we had no direct outstanding borrowings under the revolving credit facility, with no letters of credit as of June 30, 2016 or December 31, 2015. Under the ConocoPhillips Qatar Funding Ltd. commercial paper program, no commercial paper was outstanding at June 30, 2016, compared with $803 million at December 31, 2015. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.75 billion in borrowing capacity under our revolving credit facility at June 30, 2016.

In March 2016, we issued notes consisting of:

•	The $1,250 million of 4.20% Notes due 2021.
•	The $1,250 million of 4.95% Notes due 2026.
•	The $500 million of 5.95% Notes due 2046.

In addition, on March 18, 2016, we entered into a $1,600 million three-year senior unsecured term loan facility. Borrowings will accrue interest at a base rate or, for certain Eurodollar borrowings, the London Interbank Offered Rate (LIBOR), in each case plus a margin that is set based on our corporate credit ratings. The applicable margin for loans bearing interest based on the base rate ranges from 0.50% to 1.00% and the applicable margin for loans bearing interest based on LIBOR ranges from 1.50% to 2.00%. Based on our current corporate credit ratings, the applicable margin for loans accruing interest at the base rate is 0.50% and the applicable margin for loans accruing interest at LIBOR is 1.50%.

The term loan facility contains customary covenants regarding, among other matters, material compliance with laws and restrictions against certain consolidations, mergers and asset sales and creation of certain liens on our assets and consolidated subsidiaries. The term loan facility also contains financial covenants including a total debt to capitalization ratio, excluding the impacts of certain noncash impairments and foreign currency translation adjustments as defined in the Term Loan Agreement, which may not exceed 65 percent. At June 30, 2016, we were in compliance with this covenant.

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

At June 30, 2016, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. The VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

Note 10—Noncontrolling Interests

Activity attributable to common stockholders’ equity and noncontrolling interests for the first six months of 2016 and 2015 was as follows:

	Millions of Dollars
	2016			2015
	Common Stockholders’ Equity	Non- Controlling Interest	Total Equity	Common Stockholders’ Equity	Non- Controlling Interest	Total Equity

Balance at January 1	$39,762	320	40,082	51,911	362	52,273
Net income (loss)	(2,540)	26	(2,514)	93	29	122
Dividends	(626)	—	(626)	(1,819)	—	(1,819)
Distributions to noncontrolling interests	—	(59)	(59)	—	(43)	(43)
Other changes, net*	948	—	948	(1,565)	1	(1,564)

Balance at June 30	$37,544	287	37,831	48,620	349	48,969

*Includes components of other comprehensive income (loss), which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 11—Guarantees

At June 30, 2016, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

APLNG Guarantees

At June 30, 2016, we had outstanding multiple guarantees in connection with our 37.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing June 2016 exchange rates:

•

We have guaranteed APLNG’s performance with regard to a construction contract executed in connection with APLNG’s issuance of the Train 1 and Train 2 Notices to Proceed. We estimate the remaining term of this guarantee is one year. Our maximum potential amount of future payments related to this guarantee is approximately $80 million and would become payable if APLNG cancels the applicable construction contract and does not perform with respect to the amounts owed to the contractor.

•

We have issued a construction completion guarantee related to the third-party project financing secured by APLNG. Our maximum potential amount of future payments under the guarantee is estimated to be $3.2 billion, which could be payable if the full debt financing capacity is utilized and completion of the project is not achieved. Our guarantee of the project financing will be released upon meeting certain completion tests with milestones, which we estimate should occur beginning later in 2016. Our maximum exposure at June 30, 2016, is $3.2 billion based upon our pro-rata share of the facility used at that date. At June 30, 2016, the carrying value of this guarantee is approximately $114 million.

•

In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy in October 2008, we agreed to reimburse Origin Energy for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of 1 to 26 years. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $1.0 billion ($1.9 billion in the event of intentional or reckless breach), and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.

•

We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of up to 29 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $160 million and would become payable if APLNG does not perform.

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

Indemnifications

Over the years, we have entered into agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes, environmental liabilities, employee claims and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at June 30, 2016, was approximately $90 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount at June 30, 2016, were approximately $40 million of environmental accruals for known contamination that are included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

On March 1, 2015, a supplier to one of the refineries included in Phillips 66 as part of the separation of our Downstream businesses formally registered Phillips 66 as a party to the supply agreement, thereby triggering a guarantee we provided at the time of separation. Our maximum potential liability for future payments under this guarantee, which would become payable if Phillips 66 does not perform its contractual obligations under the supply agreement, is approximately $1.5 billion. At June 30, 2016, the carrying value of this guarantee is approximately $98 million and the remaining term is eight years. Because Phillips 66 has indemnified us for losses incurred under this guarantee, we have recorded an indemnification asset from Phillips 66 of approximately $98 million. The recorded indemnification asset amount represents the estimated fair value of the guarantee; however, if we are required to perform under the guarantee, we would expect to recover from Phillips 66 any amounts in excess of that value, provided Phillips 66 is a going concern.

Note 12—Contingencies and Commitments

A number of lawsuits involving a variety of claims arising in the ordinary course of business have been filed against ConocoPhillips. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated but no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. With respect to income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain.

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

We are currently participating in environmental assessments and cleanups at numerous federal Superfund and comparable state and international sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. At June 30, 2016, our balance sheet included a total environmental accrual of $262 million, compared with $258 million at December 31, 2015, for remediation activities in the United States and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at June 30, 2016, we had performance obligations secured by letters of credit of $290 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.

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

ConocoPhillips served a Notice of Arbitration on the Timor-Leste Minister of Finance in October 2012 for outstanding disputes related to a series of tax assessments. The arbitration hearing was conducted in Singapore in June 2014 under the United Nations Commission on International Trade Laws (UNCITRAL) arbitration rules, pursuant to the terms of the Tax Stability Agreement with the Timor-Leste government. In January 2016, we settled three of the four Timor-Leste tax disputes. In March 2016, we received a decision from the arbitration tribunal on the fourth Timor-Leste tax dispute item and have reached a settlement in principle with the Timor-Leste government on this dispute.

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

The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	June 30 2016	December 31 2015

Assets
Prepaid expenses and other current assets	$333	768
Other assets	40	60
Liabilities
Other accruals	359	754
Other liabilities and deferred credits	33	46

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Sales and other operating revenues	$(163)	44	(166)	28
Other income	(3)	2	(2)	1
Purchased commodities	130	(47)	129	(3)

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)
	June 30 2016	December 31 2015

Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(11)	(14)
Basis	27	(17)

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

The following table presents the gross fair values of our foreign currency exchange derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	June 30 2016	December 31 2015

Assets
Prepaid expenses and other current assets	$—	47
Liabilities
Other accruals	104	8

The (gains) losses from foreign currency exchange derivatives incurred, and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Foreign currency transaction (gains) losses	$86	(37)	183	(13)

We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions Notional Currency
	June 30 2016		December 31 2015

Sell U.S. dollar, buy other currencies*	USD	2	347
Buy U.S. dollar, sell other currencies**	USD	—	20
Buy British pound, sell other currencies***	GBP	1,076	567

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

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	June 30 2016	December 31 2015	June 30 2016	December 31 2015

Cash	$837	528	—	—
Time deposits
Remaining maturities from 1 to 90 days	2,026	1,840	682	—
Remaining maturities from 91 to 180 days	—	—	607	—

	$2,863	2,368	1,289	—

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

however, we will sometimes use letters of credit, prepayments and master netting arrangements to mitigate credit risk with counterparties that both buy from and sell to us, as these agreements permit the amounts owed by us or owed to others to be offset against amounts due to us.

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

The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position on June 30, 2016 and December 31, 2015, was $79 million and $158 million, respectively. For these instruments, $1 million of collateral was posted as of June 30, 2016, and $2 million of collateral was posted as of December 31, 2015. If our credit rating had been downgraded below investment grade on June 30, 2016, we would be required to post $78 million of additional collateral, either with cash or letters of credit.

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

The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	$220	129	24	373	516	242	70	828

Total assets	$220	129	24	373	516	242	70	828

Liabilities
Commodity derivatives	$234	141	17	392	515	273	12	800

Total liabilities	$234	141	17	392	515	273	12	800

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Setoff	Net Amounts

June 30, 2016
Assets	$373	275	98	—	8	90
Liabilities	392	275	117	10	14	93

December 31, 2015
Assets	$828	600	228	—	8	220
Liabilities	800	600	200	1	11	188

At June 30, 2016 and December 31, 2015, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement

The following table summarizes the fair value hierarchy by major category and date of remeasurement for assets accounted for at fair value on a non-recurring basis during the year:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value	Level 3 Inputs	Before- Tax Loss

June 30, 2016
Net PP&E (held for use)	$23	23	53

March 31, 2016
Net PP&E (held for use)	$217	217	129

Net PP&E held for use is comprised of various producing properties impaired to their individual fair values less costs to sell. The fair values were determined by internal discounted cash flow models using estimates of future production, prices from futures exchanges and pricing service companies, costs, and a discount factor believed to be consistent with those used by principal market participants.

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

The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	June 30 2016	December 31 2015	June 30 2016	December 31 2015

Financial assets
Commodity derivatives	$98	228	98	228
Total loans and advances—related parties	755	808	755	808
Financial liabilities
Total debt, excluding capital leases	27,824	24,062	31,001	24,785
Commodity derivatives	107	199	107	199

Note 15—Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss in the equity section of our consolidated balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)

December 31, 2015	$(443)	(5,804)	(6,247)
Other comprehensive income (loss)	(83)	959	876

June 30, 2016	$(526)	(4,845)	(5,371)

Foreign Currency Translation increased due to the weakening of the U.S. dollar relative to the Canadian dollar, Australian dollar and Norwegian krone.

The following table summarizes reclassifications out of accumulated other comprehensive loss:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Defined benefit plans	$42	64	105	96

Above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of:	$23	35	59	52

See Note 17—Employee Benefit Plans, for additional information.

There were no items within accumulated other comprehensive loss related to noncontrolling interests.

Note 16—Cash Flow Information

	Millions of Dollars
	Six Months Ended June 30
	2016	2015

Cash Payments (Receipts)
Interest	$526	399
Income taxes*	(366)	172

Net Sales (Purchases) of Short-Term Investments
Short-term investments purchased	$(1,599)	—
Short-term investments sold	307	—

	$(1,292)	—

*Net of $569 million and $556 million in 2016 and 2015, respectively, related to refunds received from the Internal Revenue Service.

In May 2015, we liquidated certain deferred compensation investments for proceeds of $267 million, which is included in the “Other” line within “Cash Flows From Investing Activities” on our consolidated statement of cash flows.

Note 17—Employee Benefit Plans

Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2016		2015		2016	2015

	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$28	20	36	31	—	—
Interest cost	32	32	39	34	4	7
Expected return on plan assets	(35)	(41)	(53)	(43)	—	—
Amortization of prior service cost (credit)	1	(2)	1	(2)	(8)	(2)
Recognized net actuarial loss (gain)	23	7	29	21	(1)	—
Settlements	45	—	52	—	—	—

Net periodic benefit cost	$94	16	104	41	(5)	5

Six Months Ended June 30
Service cost	$55	40	72	63	1	1
Interest cost	72	63	79	68	7	14
Expected return on plan assets	(78)	(82)	(107)	(87)	—	—
Amortization of prior service cost (credit)	2	(3)	3	(4)	(17)	(3)
Recognized net actuarial loss (gain)	42	14	57	42	(1)	1
Settlements	127	—	52	—	—	—

Net periodic benefit cost	$220	32	156	82	(10)	13

During the first six months of 2016, we contributed $111 million to our domestic benefit plans and $61 million to our international benefit plans. In 2016, we expect to contribute approximately $260 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $130 million to our international qualified and nonqualified pension and postretirement benefit plans.

In conjunction with the recognition of pension settlement expense, the fair market values of pension plan assets were updated, and the pension benefit obligations of the U.S. qualified pension plan and a U.S. nonqualified supplemental retirement plan were remeasured. At the measurement dates, the net pension liability increased by $69 million and $300 million for the three- and six-month periods ended June 30, 2016, respectively. This is primarily a result of a decrease in the discount rate from 4.5 percent at December 31, 2015, to 3.6 percent for the U.S. qualified pension plan and to 3.15 percent for a U.S. nonqualified supplemental retirement plan at June 30, 2016, resulting in a corresponding decrease to other comprehensive income (loss).

Severance Accrual

The following table summarizes our severance accrual activity for the six-month period ended June 30, 2016:

Millions of Dollars

Balance at December 31, 2015	$156
Accruals	7
Accrual reversals	(1)
Benefit payments	(115)
Foreign currency translation adjustments	2

Balance at June 30, 2016	$49

Of the remaining balance at June 30, 2016, $16 million is classified as short-term.

Note 18—Related Party Transactions

Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

Significant transactions with our equity affiliates were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Operating revenues and other income	$28	27	55	52
Purchases	25	25	49	47
Operating expenses and selling, general and administrative expenses	12	17	28	35
Net interest (income) expense*	(3)	(2)	(6)	(4)

*We paid interest to, or received interest from, various affiliates. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Sales and Other Operating Revenues
Alaska	$936	1,338	1,714	2,388

Lower 48	2,395	3,176	4,540	6,315
Intersegment eliminations	(5)	(13)	(12)	(35)

Lower 48	2,390	3,163	4,528	6,280

Canada	391	653	816	1,356
Intersegment eliminations	(30)	(79)	(65)	(189)

Canada	361	574	751	1,167

Europe and North Africa	736	1,775	1,659	3,324
Intersegment eliminations	—	(1)	—	(1)

Europe and North Africa	736	1,774	1,659	3,323

Asia Pacific and Middle East	897	1,286	1,734	2,674
Corporate and Other	28	158	83	177

Consolidated sales and other operating revenues	$5,348	8,293	10,469	16,009

Net Income (Loss) Attributable to ConocoPhillips
Alaska	$147	195	145	340
Lower 48	(771)	(293)	(1,591)	(698)
Canada	(175)	(166)	(469)	(324)
Europe and North Africa	20	36	(31)	672
Asia Pacific and Middle East	72	328	67	723
Other International	(29)	(147)	(53)	(239)
Corporate and Other	(335)	(132)	(608)	(381)

Consolidated net income (loss) attributable to ConocoPhillips	$(1,071)	(179)	(2,540)	93

	Millions of Dollars
	June 30 2016	December 31 2015

Total Assets
Alaska	$12,612	12,555
Lower 48	24,271	26,932
Canada	18,400	17,221
Europe and North Africa	13,060	13,703
Asia Pacific and Middle East	21,769	22,318
Other International	375	282
Corporate and Other	5,567	4,473

Consolidated total assets	$96,054	97,484

Note 20—Income Taxes

Our effective tax rates for the second quarter and first six months of 2016 were positive 36 percent and 35 percent, respectively, compared with negative 80 percent and positive 127 percent for the same periods of 2015. The increase in the effective tax rate for the second quarter of 2016 was primarily due to the effect of the recognition of state deferred tax assets and the absence of the effect of the 2015 Canadian tax law change generating a tax expense, both discussed below, partially offset by a shift in the mix of income between high and low tax jurisdictions. The decrease in the effective tax rate for the first six months of 2016 was primarily due to the absence of the effect of the 2015 U.K. tax law change, discussed below, partially offset by the recognition of state deferred tax assets and the second-quarter 2015 Canadian tax law change.

During the second quarter of 2016, previously unrecognized state deferred tax assets were recognized. As a result, a $68 million tax benefit is reflected in the “Income tax provision (benefit)” line on our consolidated income statement.

In the United Kingdom, legislation was enacted on March 26, 2015, to decrease the overall U.K. upstream corporation tax rate from 62 percent to 50 percent effective January 1, 2015. As a result, a $555 million net tax benefit for revaluing the U.K. deferred tax liability is reflected in the “Income tax provision (benefit)” line on our consolidated income statement.

In Canada, legislation was enacted on June 29, 2015, to increase the overall Canadian corporation tax rate from 25 percent to 27 percent effective July 1, 2015. As a result, a $129 million net tax expense for revaluing the Canadian deferred tax liability is reflected in the “Income tax provision (benefit)” line on our consolidated income statement.

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

ASU No. 2014-09 was amended in March 2016 by the provisions of ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” in April 2016 by the provisions of ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and in May 2016 by the provisions of ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients.” We are currently evaluating the impact of the adoption of ASU No. 2014-09, as amended, and continue to monitor proposals issued by the FASB to clarify the ASU.

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (ASU No. 2016-13), which sets forth the current expected credit loss model, a new forward-looking impairment model for certain financial instruments based on expected losses rather than incurred losses. The ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption of the standard is permitted. Entities are required to adopt ASU No. 2016-13 using a modified retrospective approach, subject to certain limited exceptions. We are currently evaluating the impact of the adoption of this ASU.

Note 22—Subsequent Events

In July 2016, we entered into an agreement to terminate our final Gulf of Mexico deepwater drillship contract. The drillship, used to drill our operated deepwater well inventory in the Gulf of Mexico through April 2016, was contracted on a shared, three-year term. We expect to record before-tax rig cancellation charges and third party costs of approximately $140 million in our third quarter 2016 earnings.

On July 1, 2016, APLNG changed its tax functional currency from Australian dollar to U.S. dollar and translated all APLNG assets and liabilities into U.S. dollar, utilizing the exchange rate as of that date. As a result of this change, we will record a reduction to our investment in APLNG for the deferred tax effect of approximately $200 million, to be recorded through equity earnings in the third quarter of 2016.

In July 2016, we announced our plan to sell our 35 percent interest in three exploration blocks offshore Senegal for $350 million plus net customary adjustments of approximately $80 million. The three blocks had a net book value of approximately $273 million as of June 30, 2016. The transactions are expected to close by year-end 2016, subject to governmental approvals and co-venturer preemption rights. Senegal results of operations are reported within our Other International segment.

In July 2016, we announced targeted workforce reductions in certain areas of our business. Approximately 6 percent of our global workforce will be affected. As the analysis is ongoing, it is not reasonably practicable to quantify the financial impact, but the impact could be material to our results of operations in the third quarter of 2016.

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

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended June 30, 2016
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	2,284	—	3,064	—	5,348
Equity in earnings (losses) of affiliates	(1,003)	(21)	—	145	959	80
Gain on dispositions	—	63	—	65	—	128
Other income	—	1	—	18	—	19
Intercompany revenues	26	68	60	928	(1,082)	—

Total Revenues and Other Income	(977)	2,395	60	4,220	(123)	5,575

Costs and Expenses
Purchased commodities	—	1,998	—	682	(678)	2,002
Production and operating expenses	—	488	—	1,191	(234)	1,445
Selling, general and administrative expenses	2	136	—	29	—	167
Exploration expenses	—	551	—	59	—	610
Depreciation, depletion and amortization	—	306	—	2,023	—	2,329
Impairments	—	37	—	25	—	62
Taxes other than income taxes	—	39	—	158	—	197
Accretion on discounted liabilities	—	12	—	100	—	112
Interest and debt expense	126	164	57	135	(170)	312
Foreign currency transaction (gains) losses	2	—	(79)	60	—	(17)

Total Costs and Expenses	130	3,731	(22)	4,462	(1,082)	7,219

Income (loss) before income taxes	(1,107)	(1,336)	82	(242)	959	(1,644)
Income tax provision (benefit)	(36)	(333)	19	(236)	—	(586)

Net income (loss)	(1,071)	(1,003)	63	(6)	959	(1,058)
Less: net income attributable to noncontrolling interests	—	—	—	(13)	—	(13)

Net Income (Loss) Attributable to ConocoPhillips	$(1,071)	(1,003)	63	(19)	959	(1,071)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$(1,296)	(1,228)	51	(215)	1,392	(1,296)

Income Statement	Three Months Ended June 30, 2015
Revenues and Other Income
Sales and other operating revenues	$—	3,102	—	5,191	—	8,293
Equity in earnings (losses) of affiliates	(120)	215	—	138	25	258
Gain on dispositions	—	2	—	50	—	52
Other income	—	10	—	47	—	57
Intercompany revenues	18	82	63	952	(1,115)	—

Total Revenues and Other Income	(102)	3,411	63	6,378	(1,090)	8,660

Costs and Expenses
Purchased commodities	—	2,568	—	1,610	(948)	3,230
Production and operating expenses	—	395	—	1,405	(2)	1,798
Selling, general and administrative expenses	3	162	—	53	—	218
Exploration expenses	—	143	—	406	—	549
Depreciation, depletion and amortization	—	301	—	2,028	—	2,329
Impairments	—	—	—	78	—	78
Taxes other than income taxes	—	50	—	175	—	225
Accretion on discounted liabilities	—	15	—	107	—	122
Interest and debt expense	121	111	57	86	(165)	210
Foreign currency transaction (gains) losses	(16)	1	146	(139)	—	(8)

Total Costs and Expenses	108	3,746	203	5,809	(1,115)	8,751

Income (loss) before income taxes	(210)	(335)	(140)	569	25	(91)
Income tax provision (benefit)	(31)	(215)	(20)	339	—	73

Net income (loss)	(179)	(120)	(120)	230	25	(164)
Less: net income attributable to noncontrolling interests	—	—	—	(15)	—	(15)

Net Income (Loss) Attributable to ConocoPhillips	$(179)	(120)	(120)	215	25	(179)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$769	828	(33)	988	(1,783)	769

	Millions of Dollars
	Six Months Ended June 30, 2016
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	4,356	—	6,113	—	10,469
Equity in earnings (losses) of affiliates	(2,430)	(771)	—	(299)	3,431	(69)
Gain on dispositions	—	85	—	66	—	151
Other income (loss)	—	(5)	—	44	—	39
Intercompany revenues	44	149	116	1,453	(1,762)	—

Total Revenues and Other Income	(2,386)	3,814	116	7,377	1,669	10,590

Costs and Expenses
Purchased commodities	—	3,846	—	1,561	(1,180)	4,227
Production and operating expenses	—	741	—	2,295	(237)	2,799
Selling, general and administrative expenses	5	290	—	64	(6)	353
Exploration expenses	—	982	—	133	—	1,115
Depreciation, depletion and amortization	—	563	—	4,013	—	4,576
Impairments	—	41	—	157	—	198
Taxes other than income taxes	—	96	—	281	—	377
Accretion on discounted liabilities	—	24	—	197	—	221
Interest and debt expense	250	298	112	272	(339)	593
Foreign currency transaction (gains) losses	(42)	2	233	(194)	—	(1)

Total Costs and Expenses	213	6,883	345	8,779	(1,762)	14,458

Loss before income taxes	(2,599)	(3,069)	(229)	(1,402)	3,431	(3,868)
Income tax provision (benefit)	(59)	(639)	1	(657)	—	(1,354)

Net loss	(2,540)	(2,430)	(230)	(745)	3,431	(2,514)
Less: net income attributable to noncontrolling interests	—	—	—	(26)	—	(26)

Net Loss Attributable to ConocoPhillips	$(2,540)	(2,430)	(230)	(771)	3,431	(2,540)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$(1,664)	(1,554)	4	230	1,320	(1,664)

Income Statement	Six Months Ended June 30, 2015
Revenues and Other Income
Sales and other operating revenues	$—	6,035	—	9,974	—	16,009
Equity in earnings of affiliates	261	1,028	—	716	(1,542)	463
Gain on dispositions	—	33	—	71	—	104
Other income	—	17	—	69	—	86
Intercompany revenues	37	180	127	1,795	(2,139)	—

Total Revenues and Other Income	298	7,293	127	12,625	(3,681)	16,662

Costs and Expenses
Purchased commodities	—	5,128	—	3,104	(1,765)	6,467
Production and operating expenses	—	795	—	2,839	(34)	3,600
Selling, general and administrative expenses	6	282	—	98	(9)	377
Exploration expenses	—	343	—	688	—	1,031
Depreciation, depletion and amortization	—	560	—	3,900	—	4,460
Impairments	—	—	—	94	—	94
Taxes other than income taxes	—	119	—	330	—	449
Accretion on discounted liabilities	—	29	—	214	—	243
Interest and debt expense	242	212	114	175	(331)	412
Foreign currency transaction (gains) losses	47	—	(232)	161	—	(24)

Total Costs and Expenses	295	7,468	(118)	11,603	(2,139)	17,109

Income (loss) before income taxes	3	(175)	245	1,022	(1,542)	(447)
Income tax benefit	(90)	(436)	(9)	(34)	—	(569)

Net income	93	261	254	1,056	(1,542)	122
Less: net income attributable to noncontrolling interests	—	—	—	(29)	—	(29)

Net Income Attributable to ConocoPhillips	$93	261	254	1,027	(1,542)	93

Comprehensive Income (Loss) Attributable to ConocoPhillips	$(1,646)	(1,478)	(3)	(886)	2,367	(1,646)

	Millions of Dollars
	June 30, 2016
Balance Sheet	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	265	10	2,588	—	2,863
Short-term investments	—	—	—	1,289	—	1,289
Accounts and notes receivable	11	1,401	24	4,622	(2,742)	3,316
Inventories	—	100	—	1,050	—	1,150
Prepaid expenses and other current assets	1	141	167	519	(187)	641

Total Current Assets	12	1,907	201	10,068	(2,929)	9,259
Investments, loans and long-term receivables*	40,356	61,672	3,501	27,849	(111,354)	22,024
Net properties, plants and equipment	—	6,994	—	56,691	—	63,685
Other assets	8	1,835	229	1,298	(2,284)	1,086

Total Assets	$40,376	72,408	3,931	95,906	(116,567)	96,054

Liabilities and Stockholders’ Equity
Accounts payable	$—	3,234	6	3,320	(2,742)	3,818
Short-term debt	(10)	(2)	1,256	87	—	1,331
Accrued income and other taxes	—	51	—	503	—	554
Employee benefit obligations	—	370	—	168	—	538
Other accruals	170	262	59	802	(186)	1,107

Total Current Liabilities	160	3,915	1,321	4,880	(2,928)	7,348
Long-term debt	9,120	13,635	1,713	2,878	—	27,346
Asset retirement obligations and accrued environmental costs	—	1,127	—	8,693	—	9,820
Deferred income taxes	—	—	—	11,360	(1,705)	9,655
Employee benefit obligations	—	2,034	—	499	—	2,533
Other liabilities and deferred credits*	114	6,877	811	16,099	(22,380)	1,521

Total Liabilities	9,394	27,588	3,845	44,409	(27,013)	58,223
Retained earnings (losses)	26,725	14,937	(619)	13,262	(21,057)	33,248
Other common stockholders’ equity	4,257	29,883	705	37,948	(68,497)	4,296
Noncontrolling interests	—	—	—	287	—	287

Total Liabilities and Stockholders’ Equity	$40,376	72,408	3,931	95,906	(116,567)	96,054

*Includes intercompany loans.

Balance Sheet	December 31, 2015
Assets
Cash and cash equivalents	$—	4	15	2,349	—	2,368
Accounts and notes receivable	21	2,905	21	7,228	(5,661)	4,514
Inventories	—	142	—	982	—	1,124
Prepaid expenses and other current assets	2	206	252	589	(266)	783

Total Current Assets	23	3,257	288	11,148	(5,927)	8,789
Investments, loans and long-term receivables*	43,532	64,015	3,264	27,839	(117,464)	21,186
Net properties, plants and equipment	—	8,110	—	58,336	—	66,446
Other assets	7	950	233	1,158	(1,285)	1,063

Total Assets	$43,562	76,332	3,785	98,481	(124,676)	97,484

Liabilities and Stockholders’ Equity
Accounts payable	$—	5,684	13	4,897	(5,661)	4,933
Short-term debt	(9)	1	1,255	180	—	1,427
Accrued income and other taxes	—	62	—	437	—	499
Employee benefit obligations	—	629	—	258	—	887
Other accruals	170	465	52	1,087	(264)	1,510

Total Current Liabilities	161	6,841	1,320	6,859	(5,925)	9,256
Long-term debt	7,518	10,660	1,716	3,559	—	23,453
Asset retirement obligations and accrued environmental costs	—	1,107	—	8,473	—	9,580
Deferred income taxes	—	—	—	11,814	(815)	10,999
Employee benefit obligations	—	1,760	—	526	—	2,286
Other liabilities and deferred credits*	2,681	7,291	667	15,181	(23,992)	1,828

Total Liabilities	10,360	27,659	3,703	46,412	(30,732)	57,402
Retained earnings (losses)	29,892	17,366	(389)	15,177	(25,632)	36,414
Other common stockholders’ equity	3,310	31,307	471	36,572	(68,312)	3,348
Noncontrolling interests	—	—	—	320	—	320

Total Liabilities and Stockholders’ Equity	$43,562	76,332	3,785	98,481	(124,676)	97,484

*Includes intercompany loans.

	Millions of Dollars
	Six Months Ended June 30, 2016
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(153)	572	(5)	2,229	(963)	1,680

Cash Flows From Investing Activities
Capital expenditures and investments	—	(823)	—	(2,532)	401	(2,954)
Working capital changes associated with investing activities	—	(76)	—	(287)	—	(363)
Proceeds from asset dispositions	2,300	160	—	227	(2,324)	363
Purchases of short-term investments	—	—	—	(1,292)	—	(1,292)
Long-term advances/loans—related parties	—	(803)	—	—	803	—
Collection of advances/loans—related parties	—	—	—	1,626	(1,573)	53
Intercompany cash management	(3,190)	2,127	—	1,063	—	—
Other	—	2	—	4	—	6

Net Cash Provided by (Used in) Investing Activities	(890)	587	—	(1,191)	(2,693)	(4,187)

Cash Flows From Financing Activities
Issuance of debt	1,600	2,994	—	803	(803)	4,594
Repayment of debt	—	(1,573)	—	(827)	1,573	(827)
Issuance of company common stock	70	—	—	—	(115)	(45)
Dividends paid	(626)	—	—	(1,078)	1,078	(626)
Other	(1)	(2,319)	—	318	1,923	(79)

Net Cash Provided by (Used in) Financing Activities	1,043	(898)	—	(784)	3,656	3,017

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(15)	—	(15)

Net Change in Cash and Cash Equivalents	—	261	(5)	239	—	495
Cash and cash equivalents at beginning of period	—	4	15	2,349	—	2,368

Cash and Cash Equivalents at End of Period	$—	265	10	2,588	—	2,863

Statement of Cash Flows	Six Months Ended June 30, 2015
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(124)	348	1	3,623	194	4,042

Cash Flows From Investing Activities
Capital expenditures and investments	—	(1,642)	—	(4,773)	676	(5,739)
Working capital changes associated with investing activities	—	(27)	—	(651)	—	(678)
Proceeds from asset dispositions	2,000	94	—	205	(2,005)	294
Long-term advances/loans—related parties	—	(179)	—	(551)	730	—
Collection of advances/loans—related parties	—	—	—	152	(100)	52
Intercompany cash management	(231)	(574)	—	805	—	—
Other	—	292	—	(1)	—	291

Net Cash Provided by (Used in) Investing Activities	1,769	(2,036)	—	(4,814)	(699)	(5,780)

Cash Flows From Financing Activities
Issuance of debt	—	3,049	—	179	(730)	2,498
Repayment of debt	—	(100)	—	(62)	100	(62)
Issuance of company common stock	172	—	—	—	(218)	(46)
Dividends paid	(1,819)	—	—	(24)	24	(1,819)
Other	2	(1,996)	—	630	1,329	(35)

Net Cash Provided by (Used in) Financing Activities	(1,645)	953	—	723	505	536

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(47)	—	(47)

Net Change in Cash and Cash Equivalents	—	(735)	1	(515)	—	(1,249)
Cash and cash equivalents at beginning of period	—	770	7	4,285	—	5,062

Cash and Cash Equivalents at End of Period	$—	35	8	3,770	—	3,813

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

ConocoPhillips is the world’s largest independent exploration and production (E&P) company, based on proved reserves and production of liquids and natural gas. Headquartered in Houston, Texas, we had operations and activities in 20 countries, approximately 15,400 employees worldwide and total assets of $96 billion as of June 30, 2016.

Overview

We are an independent E&P company focused on exploring for, developing and producing crude oil and natural gas globally. We have a diverse, low cost of supply resource base and a unique set of producing assets that includes legacy assets in North America, Europe and Asia; North American tight oil assets; resource-rich oil sands assets in Canada; and liquefied natural gas (LNG) assets in Asia Pacific, the Middle East and Alaska. Our value proposition combines unique portfolio attributes with capital allocation principles that include distributions to shareholders, a strong investment grade balance sheet, disciplined growth and a focus on returns. Our value proposition recognizes that future growth could be on an absolute or a per-share basis, consistent with a disciplined approach to business.

The energy landscape continues to be challenged. Global production oversupply caused continued weakness in commodity prices in the first half of 2016, following a year of weak prices in 2015. Ongoing uncertainty around the timing of a price recovery, coupled with tightening credit capacity across the industry, caused us to take actions to preserve our balance sheet strength and mitigate the impacts of possible weak prices in 2016 and 2017.

We reduced our quarterly dividend in February 2016 by 66 percent, to $0.25 per share. In April 2016, we revised our 2016 operating plan, reducing our capital expenditures guidance from $6.4 billion to $5.7 billion, primarily driven by reduced deepwater exploration activity, deferrals and lower costs across the portfolio. We further reduced our capital expenditures guidance to $5.5 billion in July 2016. These actions will allow us to conserve cash throughout the year. During the first quarter of 2016, we issued $3.0 billion of debt and obtained a $1.6 billion three-year term loan to secure sufficient cash and liquidity through the current downturn.

We continue to stay focused on safely executing our capital program and remaining vigilant on costs. We produced 1,546 thousand barrels of oil equivalent per day (MBOED) in the second quarter of 2016, a decrease of 49 MBOED compared with the same period of 2015, as normal field decline, impacts from dispositions, planned downtime and the impact of wildfires in Canada exceeded growth from major projects and development programs and improved well performance. When adjusted for 95 MBOED from dispositions and downtime, production increased 46 MBOED, or 3 percent, compared with the second quarter of 2015. We also saw continued strong operations from our APLNG project in Australia, achieved first production at Foster Creek Phase G, and continue to pursue sustainable operating cost reductions within our business. Operating costs include production and operating expense; selling, general and administrative expense; and exploration general and administrative, geological and geophysical, lease rental and other expense.

Our 2016 capital program is focused on maintaining our asset integrity, completing several projects that are underway and pursuing development programs, primarily around legacy conventional assets. We have significantly reduced activity levels in the North American tight oil plays, including the Eagle Ford, Bakken, Permian, Niobrara and Montney. However, we have retained the flexibility to adjust investment levels in these and other assets, as appropriate.

In the six-month period of 2016, we generated approximately $363 million in proceeds from non-core asset dispositions, including the completion of an asset sale in Alaska in the second quarter of 2016. We have stated an intention to exit deepwater exploration, as well as pursue other non-core dispositions. In July 2016, we signed a sale and purchase agreement for exploration blocks offshore Senegal. We continue to monitor the market and evaluate our assets for opportunities to optimize our portfolio. However, we are not willing to divest properties unless we achieve value.

In July 2016, we announced targeted workforce reductions in certain areas of our business. Approximately 6 percent of our global workforce will be affected. As the analysis is ongoing, it is not reasonably practicable to quantify the financial impact, but the impact could be material to our results of operations in the third quarter of 2016.

We believe we are taking judicious actions across the business to withstand uncertain prices and ongoing volatility. We have exercised significant capital flexibility, lowered our operating cost structure, reduced our dividend, and continued to optimize our asset base. We believe these actions, in combination with our strong execution of the business, will allow us to manage through this current period of low commodity prices and to deliver stronger performance when prices recover.

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

Business Environment

In the first half of 2014, strong crude oil prices were supported by geopolitical tensions impacting supplies, as well as global oil demand growth. This was followed by an abrupt decline in prices beginning in the third quarter of 2014, as surging production growth from U.S. tight oil and the decision by the Organization of Petroleum Exporting Countries (OPEC) to target market share outweighed fears of supply disruptions. These developments, combined with lower forecasts for global oil demand growth, caused crude oil prices to plummet to near five-year lows at the end of 2014. As global inventories grew due to the ensuing supply surplus, prices continued even lower, and reached a ten-year quarterly low average of $33.89 per barrel for Brent crude oil in the first quarter of 2016. Prices rebounded notably in the second quarter of 2016 due to supply disruptions, lower non-OPEC production, continued healthy demand growth and expectations of a seasonal improvement in demand, but remain lower than the corresponding period of 2015.

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

Brent crude oil prices averaged $45.57 per barrel in the second quarter of 2016, a decrease of 26 percent compared with $61.92 per barrel in the second quarter of 2015. Industry crude prices for WTI averaged $45.48 per barrel in the second quarter of 2016, a decrease of 21 percent compared with $57.84 per barrel in the second quarter of 2015. Crude oil prices have remained under pressure in 2016 as global production continues to exceed global demand, as evidenced by continued high inventory levels.

Henry Hub natural gas prices averaged $1.95 per million British thermal units (MMBTU) in the second quarter of 2016, a decrease of 26 percent compared with $2.65 per MMBTU in the second quarter of 2015. Natural gas prices remained under pressure with strong production levels and a warmer-than-expected winter reducing demand below expectations. U.S. underground gas storage inventories have been at or above the top of the five-year range over the past few months.

Our realized bitumen price was $18.11 per barrel in the second quarter of 2016, a decrease of 45 percent compared with $32.84 per barrel in the second quarter of 2015, primarily due to the significant decline in the Western Canada Select benchmark as a result of falling WTI and Brent prices.

Our total average realized price was $27.79 per barrel of oil equivalent (BOE) in the second quarter of 2016, a decrease of 29 percent compared with $39.06 per BOE in the second quarter of 2015, reflecting lower average realized prices for crude oil, natural gas, bitumen and natural gas liquids.

Key Operating and Financial Summary

Significant items during the second quarter of 2016 included the following:

•	Exceeded second-quarter guidance with production of 1,546 MBOED; increasing full-year guidance.
•	Lowering 2016 capital expenditures guidance from $5.7 billion to $5.5 billion.
•	Safely executed second-quarter major turnaround activity in Europe and Alaska; activity ongoing in the third quarter.
•	Achieved first production at Foster Creek Phase G in Canada; Surmont production restored to prior quarter levels after wildfires.
•	On track for first cargo from APLNG Train 2 in Australia and first production from Alder in Europe in the fourth quarter of 2016.
•	Lowered debt by $0.8 billion, compared to the first quarter of 2016.
•	Completed non-core asset sales of $0.2 billion, bringing the six-month 2016 total to $0.4 billion; signed a sale and purchase agreement for exploration blocks offshore Senegal in July.

Outlook

Capital and Production Guidance

Guidance for full-year 2016 capital expenditures has been lowered to $5.5 billion versus prior guidance of $5.7 billion.

We are increasing our full-year 2016 production guidance to 1,540 to 1,570 MBOED reflecting strong year-to-date performance across most of our portfolio. Third-quarter 2016 production guidance is 1,510 to 1,550 MBOED, which reflects significant planned turnaround activity during the quarter.

Marketing Activities

In line with our objective to continuously optimize our portfolio, we are currently marketing certain non-core assets. We expect to generate up to $1 billion in proceeds in 2016 from asset sales.

Reserve Replacement

Proved reserve estimates require economic production based on historical 12-month, first-of-month, average prices and current costs. Therefore, as prices and cost levels change, the estimate of proved reserves also changes. Generally, our proved reserves decrease as prices decline and increase as prices rise. If commodity prices remain near recent levels, significant reductions to our proved reserves can be expected at year-end 2016, primarily related to proved undeveloped reserves associated with the oil sands assets in our Canada segment. However, we do not expect negative price-related reserve revisions to materially impact current plans for development of these assets. Reserve estimates are subject to change based on commodity prices for the remainder of 2016, as well as development and production costs, capital spending levels, timing of project approvals and other factors.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month period ended June 30, 2016, is based on a comparison with the corresponding period of 2015.

Consolidated Results

A summary of the Company’s net income (loss) attributable to ConocoPhillips by business segment follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Alaska	$147	195	145	340
Lower 48	(771)	(293)	(1,591)	(698)
Canada	(175)	(166)	(469)	(324)
Europe and North Africa	20	36	(31)	672
Asia Pacific and Middle East	72	328	67	723
Other International	(29)	(147)	(53)	(239)
Corporate and Other	(335)	(132)	(608)	(381)

Net income (loss) attributable to ConocoPhillips	$(1,071)	(179)	(2,540)	93

Earnings for ConocoPhillips decreased $892 million in the second quarter and $2,633 million in the six-month period of 2016, primarily as a result of lower commodity prices.

In addition, earnings were negatively impacted by:

•	The absence of a $555 million net deferred tax benefit resulting from a change in the U.K. tax rate in the first quarter of 2015.
•

Higher exploration expenses in the second quarter of 2016, including a $162 million after-tax dry hole expense and a $132 million after-tax unproved leasehold impairment for our Gibson and Tiber prospects in deepwater Gulf of Mexico.

•	Lower equity earnings.
•	Higher interest and debt expense, mainly in the second quarter of 2016.
•	Higher depreciation, depletion and amortization (DD&A) expense, mainly in the first quarter of 2016 from price-related reserve revisions at year-end 2015.

These items were partially offset by:

•	Lower operating expenses.
•

The absence of 2015 dry hole costs associated with the Omosi-1 and Vali-1 wells in offshore Angola and the Harrier well in the Gulf of Mexico, as well as undeveloped leasehold impairments in Angola and Poland.

•	Lower production taxes from reduced commodity prices.
•	Reduced feedstock cost at Darwin LNG.
•	The absence of a $129 million deferred tax charge from increased corporate tax rates in Canada in the second quarter of 2015.

See the “Segment Results” section for additional information.

Income Statement Analysis

Sales and other operating revenues decreased 36 percent in the second quarter and 35 percent in the six-month period of 2016, mainly as a result of lower prices across all commodities. Additionally, sales and other operating revenues were decreased due to lower natural gas and natural gas liquid (NGL) sales volumes in both periods of 2016 and lower crude oil sales volumes, mainly in the second quarter of 2016.

Equity in earnings (losses) of affiliates decreased 69 percent in the second quarter and 115 percent in the six-month period of 2016, primarily as a result of lower earnings from the FCCL Partnership, Qatar Liquefied Gas Company Limited (3) (QG3) and Australia Pacific LNG Pty Ltd (APLNG) given reduced commodity prices, as well as increased DD&A expense. APLNG tax-related foreign exchange impacts in the first quarter of 2016 also contributed to the earnings decrease in the six-month period of 2016. The decrease in earnings was partly offset by lower production taxes at QG3.

Purchased commodities decreased 38 percent in the second quarter and 35 percent in the six-month period of 2016, largely as a result of lower natural gas prices.

Production and operating expenses decreased 20 percent in the second quarter and 22 percent in the six-month period of 2016, primarily as a result of lower operating expense activity levels, reduced headcount, dispositions of non-core assets and favorable foreign currency impacts.

Impairments increased by $104 million in the six-month period of 2016. For additional information, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

Interest and debt expense increased 49 percent in the second quarter and 44 percent in the six-month period of 2016, primarily due to lower capitalized interest and increased debt in 2016.

See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our income tax provision (benefit) and effective tax rate.

Summary Operating Statistics

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Average Net Production
Crude oil (MBD)*	592	608	605	615
Natural gas liquids (MBD)	145	160	145	158
Bitumen (MBD)	160	138	163	147
Natural gas (MMCFD)**	3,893	4,136	3,894	4,098

Total Production (MBOED)	1,546	1,595	1,562	1,603

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)	$42.72	58.00	36.78	53.00
Natural gas liquids (per barrel)	16.55	19.62	14.45	19.61
Bitumen (per barrel)***	18.11	32.84	9.49	24.36
Natural gas (per thousand cubic feet)	2.49	3.90	2.74	4.30

	Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical, lease rental, and other	$147	147	292	318
Leasehold impairment	214	245	394	285
Dry holes	249	157	429	428

	$610	549	1,115	1,031

    *Thousands of barrels per day.

  **Millions of cubic feet per day. Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.

***2015 has been restated to conform to current period presentation.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At June 30, 2016, our operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, Timor-Leste, Indonesia, China, Malaysia, Qatar and Libya.

Total production from operations decreased 3 percent in the second quarter and six-month period of 2016. The decrease in total average production primarily resulted from normal decline, the loss of 72 MBOED mainly attributable to the dispositions of several non-core assets in the Lower 48, western Canada and the sale of our interest in the Polar Lights Company, as well as planned turnarounds in Norway in the second quarter of 2016. The decrease in production was partly offset by additional production from major developments, including tight oil plays in the Lower 48; APLNG in Australia; the Western North Slope in Alaska; the Greater Ekofisk Area in Norway; and the Greater Britannia projects in the U.K. in the first quarter of 2016. Improved drilling and well performance in Canada, the Lower 48, Norway, and China, as well as improved recoveries from production sharing contracts in Asia Pacific and Middle East also partly offset the decrease in production. In the second quarter of 2016, we achieved production of 1,546 MBOED. Adjusted for downtime and dispositions of 95 MBOED, our production increased 46 MBOED, or 3 percent, compared with the second quarter of 2015.

Segment Results

Alaska

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Net Income Attributable to ConocoPhillips (millions of dollars)	$147	195	145	340

Average Net Production
Crude oil (MBD)	163	154	167	159
Natural gas liquids (MBD)	11	13	12	13
Natural gas (MMCFD)	27	41	33	46

Total Production (MBOED)	179	174	185	180

Average Sales Prices
Crude oil (dollars per barrel)	$44.39	61.51	37.85	55.99
Natural gas (dollars per thousand cubic feet)	4.82	4.50	4.83	4.38

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids, natural gas and LNG. As of June 30, 2016, Alaska contributed 20 percent of our worldwide liquids production and 1 percent of our worldwide natural gas production.

Earnings from Alaska decreased 25 percent in the second quarter and 57 percent in the six-month period of 2016. The decrease in earnings in both periods of 2016 was primarily due to lower crude oil prices. Earnings were further decreased in both periods of 2016 due to higher DD&A expense as a result of capital additions, price-related reserve revisions and increased production volumes. The reduction in earnings was partly offset by a $57 million after-tax impact for the recognition of state deferred tax assets and a $36 million after-tax gain on the sale of our interest in the Alaska Beluga River Unit natural gas field, both in the second quarter of 2016; reduced production and operating expenses from lower general and administrative expense and reduced activity in both periods of 2016; as well as higher crude oil sales volumes in the first quarter of 2016.

Average production increased 3 percent in the three- and six-month periods of 2016, compared with the corresponding periods of 2015, primarily due to new production from the Alpine CD5 drill site and strong well performance in the Greater Prudhoe Area. Lower planned downtime in the first quarter of 2016 also contributed to the production increase in the first half of 2016. The production increase in both periods of 2016 was partly offset by normal field decline.

Lower 48

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Net Loss Attributable to ConocoPhillips (millions of dollars)	$(771)	(293)	(1,591)	(698)

Average Net Production
Crude oil (MBD)	206	209	204	204
Natural gas liquids (MBD)	90	97	88	95
Natural gas (MMCFD)	1,244	1,501	1,230	1,503

Total Production (MBOED)	503	556	497	549

Average Sales Prices
Crude oil (dollars per barrel)	$39.50	52.01	33.33	46.58
Natural gas liquids (dollars per barrel)	14.59	15.29	12.07	15.41
Natural gas (dollars per thousand cubic feet)	1.70	2.38	1.75	2.49

The Lower 48 segment consists of operations located in the U.S. Lower 48 states and exploration activities in the Gulf of Mexico. As of June 30, 2016, the Lower 48 contributed 32 percent of our worldwide liquids production and 32 percent of our worldwide natural gas production.

Earnings from Lower 48 decreased $478 million in the second quarter and $893 million in the six-month period of 2016. The decrease in earnings was primarily due to:

•	Lower commodity prices.
•

Increased unproved property impairment expense in 2016, including after-tax charges in the Gulf of Mexico of $132 million for our Gibson and Tiber leaseholds in the second quarter and $62 million for the Melmar prospect in the first quarter.

•

Higher dry hole costs including after-tax charges in the Gulf of Mexico of $162 million in the second quarter for our Gibson and Tiber wells in deepwater Gulf of Mexico and $83 million, mainly in the first quarter, associated with our Melmar well.

•	Higher DD&A, primarily from price-related reserve revisions.
•	Lower volumes, mainly natural gas.

These decreases were partly offset by lower operating costs in both periods from reduced activity and general and administrative spend, the absence of a $61 million after-tax dry hole charge in the first quarter of 2015 for the Harrier well in the Gulf of Mexico, and a $38 million after-tax gain from the disposition of non-core assets and lease exchanges in the second quarter of 2016.

In the second quarter of 2016, our average realized crude oil price of $39.50 per barrel was 13 percent less than WTI of $45.48 per barrel. The differential is driven primarily by local market dynamics in the Gulf Coast and Bakken, and may remain relatively wide in the near term.

Total average production decreased 10 percent in the second quarter and 9 percent in the six-month period of 2016, while average crude oil production decreased 1 percent and remained flat, respectively, in the same periods. The decrease in both periods was mainly attributable to field decline and the disposition of non-core properties in East Texas and North Louisiana, as well as South Texas. The reduction was partly offset by new production and well performance, primarily from Eagle Ford, Bakken and the Permian Basin.

Exploration Update

In July 2016, we entered into an agreement to terminate our final Gulf of Mexico deepwater drillship contract. The drillship, used to drill our operated deepwater well inventory in the Gulf of Mexico through April 2016, was contracted on a shared, three-year term. We expect to record after-tax rig cancellation charges and third party costs in our third quarter 2016 earnings of approximately $90 million.

Canada

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Net Loss Attributable to ConocoPhillips (millions of dollars)	$(175)	(166)	(469)	(324)

Average Net Production
Crude oil (MBD)	8	13	8	14
Natural gas liquids (MBD)	22	26	24	26
Bitumen (MBD)
Consolidated operations	19	12	23	12
Equity affiliates	141	126	140	135

Total bitumen	160	138	163	147
Natural gas (MMCFD)	532	768	549	752

Total Production (MBOED)	279	306	286	312

Average Sales Prices
Crude oil (dollars per barrel)	$37.70	46.58	31.74	41.72
Natural gas liquids (dollars per barrel)	13.70	19.23	12.65	18.77
Bitumen (dollars per barrel)
Consolidated operations*	13.76	34.60	7.34	26.97
Equity affiliates	18.74	32.66	9.84	24.11
Total bitumen*	18.11	32.84	9.49	24.36
Natural gas (dollars per thousand cubic feet)	0.95	1.88	1.08	2.04

*2015 has been restated to conform to current period presentation.

Our Canadian operations mainly consist of natural gas fields in western Canada and oil sands developments in the Athabasca Region of northeastern Alberta. As of June 30, 2016, Canada contributed 21 percent of our worldwide liquids production and 14 percent of our worldwide natural gas production.

Earnings from Canada decreased 5 percent in the second quarter and 45 percent in the six-month period of 2016, primarily due to lower bitumen and natural gas prices. The decrease was partly offset by the absence of the $136 million impact of a 2 percent increase in Alberta corporate tax rates on deferred taxes in the second quarter of 2015; lower operating expense in the first half of 2016, mainly due to the absence of costs from disposed non-core assets in western Canada and reduced general and administrative expense; as well as lower exploration expense.

Total average production decreased 9 percent in the second quarter and 8 percent in the six-month period of 2016, while bitumen production increased 16 percent and 11 percent over the corresponding periods of 2016. The decrease in total production was mainly attributable to the disposition of non-core assets in western Canada, normal decline and unplanned downtime from the precautionary shut down of Surmont for nearby forest fires in the second quarter of 2016. The production decrease was partly offset by strong well performance in western Canada, combined with new production from Surmont 2.

Europe and North Africa

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$20	36	(31)	672

Average Net Production
Crude oil (MBD)	105	120	114	119
Natural gas liquids (MBD)	6	6	6	7
Natural gas (MMCFD)	458	483	482	489

Total Production (MBOED)	187	206	201	208

Average Sales Prices
Crude oil (dollars per barrel)	$45.77	62.35	39.78	58.44
Natural gas liquids (dollars per barrel)	22.16	29.54	20.67	29.69
Natural gas (dollars per thousand cubic feet)	4.30	7.23	4.68	7.78

The Europe and North Africa segment consists of operations principally located in the Norwegian and U.K. sectors of the North Sea, the Norwegian Sea, as well as in Libya. As of June 30, 2016, our Europe and North Africa operations contributed 13 percent of our worldwide liquids production and 12 percent of our worldwide natural gas production.

Earnings for Europe and North Africa operations decreased $16 million in the second quarter and $703 million in the six-month period of 2016, compared to the corresponding periods of 2015. The earnings decrease was primarily due to the absence of a $555 million net deferred tax benefit as a result of a change in the U.K. tax rate, effective at the beginning of 2015, lower crude oil and natural gas prices in both periods, higher proved property impairments in the United Kingdom mainly in the first quarter of 2016, and lower sales volumes in the United Kingdom and Norway. The decrease in earnings was partly offset by lower DD&A expense, mainly as a result of the Brodgar H3 tie-back well being fully depreciated in 2015, and reduced operating expenses in Norway and the United Kingdom in both periods of 2016.

Average production decreased 9 percent in the second quarter and 3 percent in the six-month period of 2016. The decrease in both periods of 2016 was mainly due to normal decline and increased planned downtime for turnarounds in Norway and the United Kingdom. The production decrease was partly offset by new production from the Greater Ekofisk Area and the Greater Britannia Area, as well as improved drilling and well performance in Norway and lower unplanned downtime. Libya production remains largely shut in, as the Es Sider crude oil export terminal closure continued throughout the second quarter of 2016. Near-term operating and drilling activity remains uncertain as a result of the ongoing civil unrest.

Asia Pacific and Middle East

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Net Income Attributable to ConocoPhillips (millions of dollars)	$72	328	67	723

Average Net Production
Crude oil (MBD)
Consolidated operations	95	93	98	100
Equity affiliates	15	15	14	15

Total crude oil	110	108	112	115

Natural gas liquids (MBD)
Consolidated operations	8	10	8	9
Equity affiliates	8	8	7	8

Total natural gas liquids	16	18	15	17

Natural gas (MMCFD)
Consolidated operations	730	721	749	716
Equity affiliates	902	622	851	592

Total natural gas	1,632	1,343	1,600	1,308

Total Production (MBOED)	398	349	393	350

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$43.55	60.55	38.35	55.47
Equity affiliates	46.35	63.49	40.40	58.07
Total crude oil	43.91	60.97	38.60	55.82
Natural gas liquids (dollars per barrel)
Consolidated operations	29.67	40.35	28.64	40.62
Equity affiliates	29.18	38.24	28.38	38.51
Total natural gas liquids	29.42	39.45	28.51	39.72
Natural gas (dollars per thousand cubic feet)
Consolidated operations	3.96	6.48	4.10	6.85
Equity affiliates	2.32	4.42	2.90	5.85
Total natural gas	3.06	5.53	3.47	6.40

The Asia Pacific and Middle East segment has operations in China, Indonesia, Malaysia, Australia, Timor-Leste and Qatar, as well as exploration activities in Brunei. As of June 30, 2016, Asia Pacific and Middle East contributed 14 percent of our worldwide liquids production and 41 percent of our worldwide natural gas production.

Earnings decreased 78 percent in the second quarter and 91 percent in the six-month period of 2016. The decrease in earnings in the second quarter of 2016 was mainly due to lower prices across all commodities and higher DD&A expense in APLNG, mainly due to Train 1 coming online. Tax-related foreign exchange impacts at APLNG in the first quarter of 2016 also contributed to the earnings decrease in the first half of 2016. The earnings decrease was partly offset in both periods by lower production taxes; reduced feedstock cost at Darwin LNG; higher sales volumes; and lower maintenance costs, general and administrative spend, and transportation expenses, across the segment.

Average production increased 14 percent in the second quarter and 12 percent in the six-month period of 2016. The production increase in both periods of 2016 was mainly attributable to new production from the ramp-up of APLNG in Australia and the Kebabangan gas field in Malaysia, improved drilling and well performance in China, the absence of the Gumusut 60-day turnaround in the second quarter of 2015, and increased recoveries from production sharing contracts in the Timor Sea Joint Petroleum Development Area between Timor-Leste and Australia. The production increases were partially offset by normal field decline across the segment and a planned turnaround at QG3 in March 2016.

APLNG Tax Functional Currency Change

On July 1, 2016, APLNG changed its tax functional currency from Australian dollar to U.S. dollar and translated all APLNG assets and liabilities into U.S. dollar, utilizing the exchange rate as of that date. As a result of this change, we will record a reduction to our investment in APLNG for the deferred tax effect of approximately $200 million, to be recorded through equity earnings in the third quarter of 2016.

Other International

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Net Loss Attributable to ConocoPhillips (millions of dollars)	$(29)	(147)	(53)	(239)

Average Net Production
Crude oil (MBD)
Equity affiliates	—	4	—	4

Total Production (MBOED)	—	4	—	4

Average Sales Prices
Crude oil (dollars per barrel)
Equity affiliates	—	45.44	—	40.50

The Other International segment consists of exploration activities in Colombia, Chile, Senegal and Angola. As of June 30, 2016, Other International did not contribute to our worldwide liquids production due to the sale of our 50 percent interest in the Polar Lights Company in the fourth quarter of 2015.

Other International operations reported losses of $29 million in the second quarter and $53 million in the six-month period of 2016, compared with losses of $147 million and $239 million in the same periods of 2015. The second quarter increase in earnings was primarily due to lower exploration expenses driven by the absence of the $75 million after-tax Angola Block 37 leasehold impairment, the $59 million after-tax dry hole expense for the Vali-1 well, and the $32 million after-tax Poland leasehold impairment, partially offset by the absence of a $28 million tax deduction associated with ceasing operations in Peru, all in the second quarter of 2015. The absence of the $81 million after-tax dry hole expense for the Omosi-1 well in the first quarter of 2015 also contributed to the earnings increase for the six-month period of 2016.

Exploration Update

In June 2016, we entered into an agreement with Empresa Nacional Del Petroleo (ENAP) to acquire an additional 44 percent participating interest in the onshore Coiron block located in the Magallanes Basin in southern Chile where we already had 5 percent participation. Assignment of the additional participating interest to ConocoPhillips is subject to approval by the Chilean Ministry of Energy. ENAP holds the remaining 51 percent participating interest and will continue to be the operator.

In July 2016, we announced our plan to sell our 35 percent interest in three exploration blocks offshore Senegal for $350 million plus net customary adjustments of approximately $80 million. The three blocks had a net book value of approximately $273 million as of June 30, 2016. The transactions are expected to close by year-end 2016, subject to governmental approvals and co-venturer preemption rights.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Net Loss Attributable to ConocoPhillips
Net interest	$(234)	(161)	(456)	(316)
Corporate general and administrative expenses	(72)	(71)	(157)	(92)
Technology	1	88	22	72
Other	(30)	12	(17)	(45)

	$(335)	(132)	(608)	(381)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased 45 percent in the second quarter and 44 percent in the six-month period of 2016, primarily due to lower capitalized interest on projects and increased debt in both periods of 2016.

Corporate general and administrative expenses increased 1 percent in the second quarter and 71 percent in the six-month period of 2016, mainly due to increased compensation and benefits expenses and higher first-quarter 2016 pension settlement costs, partially offset by lower general Corporate Staffs costs.

Technology includes our investment in new technologies or businesses, as well as licensing revenues. Activities are focused on tight oil reservoirs, heavy oil and oil sands, as well as LNG, with an underlying commitment to environmental responsibility. Earnings from Technology decreased $87 million in the second quarter and $50 million in the six-month period of 2016, compared with the same period of 2015, primarily due to lower licensing revenues in the second quarter of 2016.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation and other costs not directly associated with an operating segment. “Other” expenses increased $42 million in the second quarter and decreased $28 million in the six-month period of 2016, compared to the corresponding periods of 2015. Other expenses increased in the second quarter of 2016 primarily due to unfavorable foreign currency impacts. In the six-month period of 2016, other expenses decreased primarily due to the absence of $31 million in after-tax restructuring expenses, mainly in the first quarter of 2015, and favorable foreign currency impacts in the first quarter of 2016.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars
	June 30 2016	December 31 2015

Short-term debt	$1,331	1,427
Total debt	28,677	24,880
Total equity	37,831	40,082
Percent of total debt to capital*	43%	38
Percent of floating-rate debt to total debt	9%	7

*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Cash generated from operating activities is a source of funding. During the first six months of 2016, we issued $4,594 million of new debt consisting of a three-year term loan and fixed rate notes. The primary uses of our available cash were $2,954 million to support our ongoing capital expenditures and investments program, $1,292 million net purchases of short-term investments, $803 million to repay outstanding commercial paper, and $626 million to pay dividends. During the first six months of 2016, cash and cash equivalents increased by $495 million to $2,863 million.

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

Significant Sources of Capital

Operating Activities

Cash provided by operating activities was $1,680 million for the first six months of 2016, compared with $4,042 million for the corresponding period of 2015, a 58 percent decrease. The decrease was primarily due to lower prices across all commodities. Cash flows from operating activities were positively impacted by the $569 million and $556 million tax refunds received from the Internal Revenue Service during the first six months of 2016 and 2015, respectively.

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

Investing Activities

Proceeds from asset sales for the first six months of 2016 were $363 million compared with $294 million for the corresponding period of 2015. We continue to optimize our asset portfolio by focusing on assets which offer the highest returns and growth potential, while selling non-core assets. For additional information regarding proceeds from asset sales, see the Outlook section within Management’s Discussion and Analysis.

In May 2015, we liquidated certain deferred compensation investments for proceeds of $267 million, which is included in the “Other” line within “Cash Flows From Investing Activities” on our consolidated statement of cash flows. We do not expect further material liquidations associated with deferred compensation investments.

Commercial Paper and Credit Facilities

On March 28, 2016, we reduced our revolving credit facility, expiring in June 2019, from $7.0 billion to $6.75 billion. Our revolving credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper programs. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or any of its consolidated subsidiaries.

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

Our primary funding source for short-term working capital needs is the ConocoPhillips $6.25 billion commercial paper program. Commercial paper maturities are generally limited to 90 days. We also have the ConocoPhillips Qatar Funding Ltd. $500 million commercial paper program, which is used to fund commitments relating to QG3. At both June 30, 2016 and December 31, 2015, we had no direct borrowings or letters of credit issued under the revolving credit facility. Under the ConocoPhillips Qatar Funding Ltd. commercial paper program, no commercial paper was outstanding at June 30, 2016, compared with $803 million at December 31, 2015. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.75 billion in borrowing capacity under our revolving credit facility at June 30, 2016.

Due to the significant decline in commodity prices and the expectation these prices could remain depressed in the near future, the major ratings agencies conducted a review of the oil and gas industry. As a result of this review, our credit ratings, along with several other companies in the oil and gas industry, were downgraded. In the first quarter of 2016, Moody’s Investors Service downgraded our senior long-term debt ratings to “Baa2” from “A2,” with a negative outlook and our short-term commercial paper ratings to “Prime-2” from “Prime-1” and Fitch downgraded our long-term debt ratings to “A-” from “A” with a negative outlook and our short-term commercial paper ratings to “F2” from “F1.” On April 29, 2016, Standard and Poor’s downgraded our senior long-term debt ratings to “A-” from “A,” with a negative outlook and our short-term commercial paper ratings to “A-2” from “A-1.” We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, in the event of a further downgrade of our credit rating. If our credit rating were to deteriorate to a level prohibiting us from accessing the commercial paper market, we would still be able to access funds under our revolving credit facility.

Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At June 30, 2016 and December 31, 2015, we had direct bank letters of credit of $290 million and $340 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of further credit ratings downgrades, we may be required to post additional letters of credit.

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

Our debt balance at June 30, 2016, was $28.7 billion, an increase of $3.8 billion from the balance at December 31, 2015, primarily as a result of obtaining a $1.6 billion three-year term loan and the issuance of $3.0 billion in new fixed rate notes, both in March 2016, partially offset by the $803 million repayment of outstanding commercial paper. Our short-term debt balance at June 30, 2016, decreased $96 million compared with December 31, 2015, primarily as a result of the timing of scheduled maturities. For more information, see Note 9—Debt, in the Notes to Consolidated Financial Statements.

In the first quarter of 2016, we announced a reduction in the quarterly dividend. We believe this effort will contribute to our balance sheet strength and provide financial flexibility through the current downturn. Additionally, in May 2016, we announced a dividend of $0.25 per share. The dividend was paid June 1, 2016, to stockholders of record at the close of business on May 20, 2016. In July 2016, we announced a dividend of $0.25 per share. The dividend will be paid September 1, 2016, to stockholders of record at the close of business on July 25, 2016.

Capital Expenditures

	Millions of Dollars
	Six Months Ended June 30
	2016	2015

Alaska	$503	781
Lower 48	817	2,254
Canada	468	727
Europe and North Africa	574	867
Asia Pacific and Middle East	485	920
Other International	78	126
Corporate and Other	29	64

Capital expenditures and investments	$2,954	5,739

During the first six months of 2016, capital expenditures and investments supported key exploration and development programs, primarily:

•	Oil and natural gas development and exploration activities in the Lower 48, including Eagle Ford, Bakken and the Permian Basin.
•	Major project expenditures associated with the APLNG joint venture in Australia.
•	Continued oil sands development, ongoing liquids-rich plays in Canada, and exploration activities in Nova Scotia.
•	Alaska activities related to development in the Greater Kuparuk Area, the Greater Prudhoe Area and Western North Slope, as well as exploration activities in the National Petroleum Reserve-Alaska.
•	In Europe, development activities in the Greater Ekofisk, Aasta Hansteen, Clair Ridge and Greater Britannia areas.
•	Exploration and appraisal drilling in deepwater Gulf of Mexico.
•	Continued development in Malaysia, Indonesia and China.
•	Exploration and appraisal drilling activities in Senegal.

In April 2016, we revised our 2016 operating plan, reducing our capital expenditures guidance from $6.4 billion to $5.7 billion, primarily driven by reduced deepwater exploration activity, deferrals and lower costs across the portfolio. We further reduced our capital expenditures guidance to $5.5 billion in July 2016.

Contingencies

A number of lawsuits involving a variety of claims arising in the ordinary course of business have been filed against ConocoPhillips. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. With respect to income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain.

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

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of June 30, 2016, there were 14 sites around the United States in which we were identified as a potentially responsible party under CERCLA and comparable state laws.

At June 30, 2016, our balance sheet included a total environmental accrual of $262 million, compared with $258 million at December 31, 2015, for remediation activities in the United States and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

•

Potential failures or delays in achieving expected reserve or production levels from existing and future oil and gas developments, including due to operating hazards, drilling risks and the inherent uncertainties in predicting reserves and reservoir performance.

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
•

Inability to timely obtain or maintain permits, including those necessary for drilling and/or development, construction of LNG terminals or regasification facilities; failure to comply with applicable laws and regulations; or inability to make capital expenditures required to maintain compliance with any necessary permits or applicable laws or regulations.

•	Failure to complete definitive agreements and feasibility studies for, and to timely complete construction of, announced and future exploration and production and LNG development.
•

Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events, war, terrorism, cyber attacks or infrastructure constraints or disruptions.

•	Changes in international monetary conditions and exchange controls, including changes in foreign currency exchange rates.
•	Reduced demand for our products or the use of competing energy products, including alternative energy sources.

•	Substantial investment in and development of alternative energy sources, including as a result of existing or future environmental rules and regulations.
•	Liability for remedial actions, including removal and reclamation obligations, under environmental regulations.
•	Liability resulting from litigation.
•

General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, bitumen, natural gas, LNG and natural gas liquids pricing, regulation or taxation; and other political, economic or diplomatic developments.

•	Volatility in the commodity futures markets.
•	Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business.
•	Competition in the oil and gas exploration and production industry.
•	Any limitations on our access to capital or increase in our cost of capital related to illiquidity or uncertainty in the domestic or international financial markets.
•	Our inability to execute asset dispositions or delays in the completion of any asset dispositions we elect to pursue.
•	Our inability to obtain economical financing for development, construction or modification of facilities and general corporate purposes.
•	The operation and financing of our joint ventures.
•	The ability of our customers and other contractual counterparties to satisfy their obligations to us.
•	Our inability to realize anticipated cost savings and expenditure reductions.
•	The factors generally described in Item 1A—Risk Factors in our 2015 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the six months ended June 30, 2016, does not differ materially from that discussed under Item 7A in our 2015 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2016, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President, Finance, Commercial and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance, Commercial and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively as of June 30, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the second quarter of 2016 and any material developments with respect to matters previously reported in ConocoPhillips’ 2015 Annual Report on Form 10-K. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were to be decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to U.S. Securities and Exchange Commission regulations.

New matters—ConocoPhillips

On July 13, 2016, ConocoPhillips received a Notice of Violation and Settlement Offer from the Southern Ute Indian Tribe’s Environmental Programs Division (Division) alleging violations of certain regulations, permit conditions and a previous Consent Decree governing the operation of two glycol dehydration units at our Ute Compressor Station in La Plata County, Colorado. Specifically, the Division alleges that we failed to meet emission control system requirements and to conduct quarterly performance testing. The Division seeks a penalty of $127,000. We will work with the Division to resolve these matters.

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

August 2, 2016