Form 10-Q
period 2016-09-30
CONOCOPHILLIPS
filed 2016-11-01
CIK 1163165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The registrant had 1,239,027,409 shares of common stock, $.01 par value, outstanding at September 30, 2016.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Revenues and Other Income
Sales and other operating revenues	$6,415	7,262	16,884	23,271
Equity in earnings (losses) of affiliates	(60)	223	(129)	686
Gain on dispositions	51	18	202	122
Other income	110	4	149	90

Total Revenues and Other Income	6,516	7,507	17,106	24,169

Costs and Expenses
Purchased commodities	2,819	3,269	7,046	9,736
Production and operating expenses	1,526	1,834	4,325	5,434
Selling, general and administrative expenses	203	293	556	670
Exploration expenses	457	1,061	1,572	2,092
Depreciation, depletion and amortization	2,425	2,271	7,001	6,731
Impairments	123	24	321	118
Taxes other than income taxes	161	206	538	655
Accretion on discounted liabilities	108	122	329	365
Interest and debt expense	335	240	928	652
Foreign currency transaction (gains) losses	13	(72)	12	(96)

Total Costs and Expenses	8,170	9,248	22,628	26,357

Loss before income taxes	(1,654)	(1,741)	(5,522)	(2,188)
Income tax benefit	(628)	(685)	(1,982)	(1,254)

Net loss	(1,026)	(1,056)	(3,540)	(934)
Less: net income attributable to noncontrolling interests	(14)	(15)	(40)	(44)

Net Loss Attributable to ConocoPhillips	$(1,040)	(1,071)	(3,580)	(978)

Net Loss Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$(0.84)	(0.87)	(2.88)	(0.80)
Diluted	(0.84)	(0.87)	(2.88)	(0.80)

Dividends Paid Per Share of Common Stock (dollars)	$0.25	0.74	0.75	2.20

Average Common Shares Outstanding (in thousands)
Basic	1,245,961	1,242,125	1,245,139	1,241,319
Diluted	1,245,961	1,242,125	1,245,139	1,241,319

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Net Loss	$(1,026)	(1,056)	(3,540)	(934)
Other comprehensive income (loss)
Defined benefit plans
Prior service credit arising during the period	—	163	—	303
Reclassification adjustment for amortization of prior service credit included in net loss	(7)	(5)	(25)	(9)
Net actuarial loss arising during the period	(31)	(231)	(331)	(216)
Reclassification adjustment for amortization of net actuarial losses included in net loss	47	126	229	278
Nonsponsored plans*	2	—	2	—
Income taxes on defined benefit plans	(2)	(18)	51	(128)

Defined benefit plans, net of tax	9	35	(74)	228

Foreign currency translation adjustments	(82)	(2,544)	877	(4,493)
Income taxes on foreign currency translation adjustments	—	25	—	42

Foreign currency translation adjustments, net of tax	(82)	(2,519)	877	(4,451)

Other Comprehensive Income (Loss), Net of Tax	(73)	(2,484)	803	(4,223)

Comprehensive Loss	(1,099)	(3,540)	(2,737)	(5,157)
Less: comprehensive income attributable to noncontrolling interests	(14)	(15)	(40)	(44)

Comprehensive Loss Attributable to ConocoPhillips	$(1,113)	(3,555)	(2,777)	(5,201)

*Plans for which ConocoPhillips is not the primary obligor-primarily those administered by equity affiliates.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	September 30	December 31
	2016	2015

Assets
Cash and cash equivalents	$4,090	2,368
Short-term investments	234	—
Accounts and notes receivable (net of allowance of $6 million in 2016 and $7 million in 2015)	3,163	4,314
Accounts and notes receivable—related parties	157	200
Inventories	1,108	1,124
Prepaid expenses and other current assets	889	783

Total Current Assets	9,641	8,789
Investments and long-term receivables	21,283	20,490
Loans and advances—related parties	581	696
Net properties, plants and equipment (net of accumulated depreciation, depletion and amortization of $72,984 million in 2016 and $70,413 million in 2015)	61,649	66,446
Other assets	1,130	1,063

Total Assets	$94,284	97,484

Liabilities
Accounts payable	$3,686	4,895
Accounts payable—related parties	65	38
Short-term debt	1,336	1,427
Accrued income and other taxes	394	499
Employee benefit obligations	757	887
Other accruals	1,299	1,510

Total Current Liabilities	7,537	9,256
Long-term debt	27,353	23,453
Asset retirement obligations and accrued environmental costs	9,820	9,580
Deferred income taxes	9,034	10,999
Employee benefit obligations	2,471	2,286
Other liabilities and deferred credits	1,613	1,828

Total Liabilities	57,828	57,402

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2016—1,781,258,082 shares; 2015—1,778,226,388 shares)
Par value	18	18
Capital in excess of par	46,480	46,357
Treasury stock (at cost: 2016—542,230,673 shares; 2015—542,230,673 shares)	(36,780)	(36,780)
Accumulated other comprehensive loss	(5,444)	(6,247)
Retained earnings	31,896	36,414

Total Common Stockholders’ Equity	36,170	39,762
Noncontrolling interests	286	320

Total Equity	36,456	40,082

Total Liabilities and Equity	$94,284	97,484

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Nine Months Ended September 30
	2016	2015

Cash Flows From Operating Activities
Net loss	$(3,540)	(934)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	7,001	6,731
Impairments	321	118
Dry hole costs and leasehold impairments	1,010	1,238
Accretion on discounted liabilities	329	365
Deferred taxes	(2,152)	(1,284)
Distributions received greater than equity losses (undistributed equity earnings)	414	(79)
Gain on dispositions	(202)	(122)
Other	(50)	(259)
Working capital adjustments
Decrease in accounts and notes receivable	1,112	1,913
Decrease in inventories	22	159
Decrease in prepaid expenses and other current assets	46	255
Decrease in accounts payable	(515)	(1,618)
Decrease in taxes and other accruals	(836)	(507)

Net Cash Provided by Operating Activities	2,960	5,976

Cash Flows From Investing Activities
Capital expenditures and investments	(3,870)	(7,913)
Working capital changes associated with investing activities	(401)	(842)
Proceeds from asset dispositions	419	323
Net purchases of short-term investments	(229)	—
Collection of advances/loans—related parties	108	105
Other	61	298

Net Cash Used in Investing Activities	(3,912)	(8,029)

Cash Flows From Financing Activities
Issuance of debt	4,594	2,498
Repayment of debt	(839)	(92)
Issuance of company common stock	(52)	(69)
Dividends paid	(940)	(2,741)
Other	(93)	(50)

Net Cash Provided by (Used in) Financing Activities	2,670	(454)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	(142)

Net Change in Cash and Cash Equivalents	1,722	(2,649)
Cash and cash equivalents at beginning of period	2,368	5,062

Cash and Cash Equivalents at End of Period	$4,090	2,413

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

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

As of September 30, 2016, we have not provided any financial support to APLNG other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of APLNG. See Note 6—Investments, Loans and Long-Term Receivables, and Note 11—Guarantees, for additional information.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2016	December 31 2015

Crude oil and natural gas	$436	406
Materials and supplies	672	718

	$1,108	1,124

Inventories valued on the last-in, first-out (LIFO) basis totaled $307 million and $317 million at September 30, 2016 and December 31, 2015, respectively. The estimated excess of current replacement cost over LIFO cost of inventories was approximately $62 million and $6 million at September 30, 2016 and December 31, 2015, respectively.

Note 5—Assets Held for Sale, Sold, or Other Planned Dispositions

Assets Sold

All gains or losses are reported before-tax and are included net in the “Gain on dispositions” line on our consolidated income statement.

On April 22, 2016, we sold our interest in the Alaska Beluga River Unit natural gas field in the Cook Inlet for $134 million, net of settlement of gas imbalances and customary adjustments, and recognized a gain on disposition of $56 million. At the time of disposition, the net carrying value of our Beluga River Unit interest, which was included in the Alaska segment, was $78 million, consisting primarily of $100 million of properties, plants and equipment (PP&E) and $19 million of asset retirement obligations (ARO).

Assets Held for Sale

On September 18, 2016, we entered into a definitive agreement to sell our 40 percent interest in South Natuna Sea Block B. The transaction is expected to close in the fourth quarter of 2016. At September 30, 2016, the asset was considered held for sale and a before-tax impairment of $42 million was recorded in the third quarter to reduce the carrying value to fair value of approximately $239 million. We reclassified $162 million of related noncurrent assets, primarily PP&E, to “Prepaid expenses and other current assets” and $50 million of noncurrent liabilities, comprised of employee pension obligations and other liabilities, to “Employee benefit obligations” and “Other accruals,” within current liabilities, on our consolidated balance sheet as of September 30, 2016. Our interest in Block B is included in the Asia Pacific and Middle East segment.

On October 13, 2016, we completed an asset exchange with Bonavista Energy in which we gave up approximately 143,000 net acres of non-core developed properties in central Alberta in exchange for approximately 40,000 net acres of primarily undeveloped properties in northeast British Columbia. The fair value of the transaction was determined to be approximately $69 million. The divested properties, which were included in the Canada segment, were considered held for sale at September 30, 2016, resulting in the recognition of a before-tax impairment of $57 million in the third quarter of 2016 to reduce the carrying value to fair value. We reclassified $65 million of PP&E to “Prepaid expenses and other current assets” and $27 million of noncurrent liabilities, primarily asset retirement obligations, to “Other accruals,” on our consolidated balance sheet as of September 30, 2016.

Other Planned Dispositions

On October 28, 2016, we sold our 35 percent interest in three exploration blocks offshore Senegal for approximately $440 million, including net customary adjustments of approximately $90 million. In addition, we provided an indemnification to the buyer for certain potential losses related to the disposition. The three blocks had a net book value of approximately $285 million as of September 30, 2016. Senegal results of operations are reported within our Other International segment.

Note 6—Investments, Loans and Long-Term Receivables

APLNG

APLNG’s $8.5 billion project finance facility consists of financing agreements executed by APLNG with the Export-Import Bank of the United States for approximately $2.9 billion, the Export-Import Bank of China for approximately $2.7 billion, and a syndicate of Australian and international commercial banks for approximately $2.9 billion. At September 30, 2016, $8.5 billion had been drawn from the facility. In connection with the execution of the project financing, we provided a completion guarantee for our pro-rata share of the project finance facility until the project achieves financial completion. In October 2016, we reached completion for Train 1, which will reduce our associated guarantee by 60 percent. See Note 11—Guarantees, for additional information.

APLNG is considered a VIE, as it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. See Note 3—Variable Interest Entities, for additional information.

On July 1, 2016, APLNG changed its tax functional currency from Australian dollar to U.S. dollar and translated all APLNG assets and liabilities into U.S. dollar, utilizing the exchange rate as of that date. As a result of this change, we recorded a reduction to our investment in APLNG for the deferred tax effect of $174 million in the “Equity in earnings (losses) of affiliates” line of our consolidated income statement in the third quarter of 2016.

During the third quarter of 2016, the outlook for crude oil prices weakened, and as a result, the estimated fair value of our investment in APLNG declined to an amount below book value. Based on a review of the facts and circumstances surrounding this decline in fair value, we concluded the impairment was not other than temporary under the guidance of FASB Accounting Standards Codification (ASC) Topic 323, “Investments – Equity Method and Joint Ventures.” In reaching this conclusion, we primarily considered: (1) the volatility and uncertainty in commodity markets; (2) the intent and ability of ConocoPhillips to retain our investment in APLNG; (3) the impact of the passage of time on the estimate of fair value; and (4) the short length of time book value has been less than market value (fair value exceeded book value as of June 30, 2016). Fair value has been estimated based on an internal discounted cash flow model using estimates of future production, prices from futures exchanges and pricing service companies, costs, foreign currency rates, and a discount factor believed to be consistent with those used by principal market participants.

At September 30, 2016, the fair value of our investment in APLNG was estimated to be $9,906 million, resulting in an unrecognized impairment of $272 million. We will continue to monitor the relationship between the book value and the fair value of APLNG. Should we determine in the future there has been a loss in the book value of our investment that is other than temporary, we would record a noncash impairment of our equity investment, calculated as the total difference between book value and fair value as of the end of the reporting period.

At September 30, 2016, the book value of our equity method investment in APLNG was $10,178 million. The balance is included in the “Investments and long-term receivables” line on our consolidated balance sheet.

FCCL

At September 30, 2016, the book value of our equity method investment in FCCL Partnership was $8,885 million, net of a $1,477 million reduction due to cumulative foreign currency translation effects. The balance is included in the “Investments and long-term receivables” line on our consolidated balance sheet.

Loans and Long-Term Receivables

As part of our normal ongoing business operations, and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. At September 30, 2016, significant loans to affiliated companies included $696 million in project financing to Qatar Liquefied Gas Company Limited (3) (QG3).

The long-term portion of these loans is included in the “Loans and advances—related parties” line on our consolidated balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.”

Note 7—Suspended Wells and Other Exploration Expenses

The capitalized cost of suspended wells at September 30, 2016, was $1,342 million, an increase of $82 million from $1,260 million at year-end 2015. Two suspended wells in the Gulf of Mexico totaling $100 million were charged to dry hole expense during the first nine months of 2016 relating to exploratory well costs capitalized for a period greater than one year as of December 31, 2015.

In July 2016, we entered into an agreement to terminate our final Gulf of Mexico deepwater drillship contract. The drillship, used to drill our operated deepwater well inventory in the Gulf of Mexico through April 2016, was contracted on a shared, three-year term. Accordingly, we recorded before-tax rig cancellation charges and third party costs of $134 million in our Lower 48 segment in the third quarter of 2016.

These charges are included in the “Exploration expenses” line on our consolidated income statement.

Note 8—Impairments

During the three- and nine-month periods ended September 30, 2016 and 2015, we recognized before-tax impairment charges within the following segments:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Alaska	$—	2	—	9
Lower 48	1	6	61	6
Canada	60	—	60	—
Europe and North Africa	20	9	157	96
Asia Pacific and Middle East	42	6	43	6
Corporate and Other	—	1	—	1

	$123	24	321	118

In the three- and nine-month periods ended September 30, 2016, our Canada and Asia Pacific and Middle East segments included before-tax impairments of $60 million and $42 million, respectively, primarily related to certain developed properties in central Alberta and offshore Indonesia, which were classified as held for sale at September 30, 2016, and were written down to fair value less costs to sell. Our Europe and North Africa segment included before-tax impairments of $20 million in the three-month period ended September 30, 2016, primarily as a result of a canceled project and lower natural gas prices, both in the United Kingdom. In the nine-month period of 2016, our Europe and North Africa segment included before-tax impairments of $157 million, primarily as a result of lower natural gas prices in the United Kingdom. Our Lower 48 segment included impairments of $61 million before-tax in the nine-month period of 2016, primarily as a result of lower natural gas prices and increased asset retirement obligation estimates.

The nine-month period of 2015 included impairments in our Europe and North Africa segment of $96 million, primarily as a result of lower natural gas prices in the United Kingdom.

The charges discussed below are included in the “Exploration expenses” line on our consolidated income statement and are not reflected in the table above.

Exploration expenses in the nine-month period of 2016 were aligned with our decision announced in 2015 to reduce deepwater exploration spending. We recorded a $203 million before-tax impairment for the associated carrying value of our Gibson and Tiber undeveloped leaseholds in deepwater Gulf of Mexico in the second quarter of 2016. Additionally, in the first quarter of 2016, we recorded a $95 million before-tax impairment for the associated carrying value of capitalized undeveloped leasehold costs of the Melmar prospect and a $73 million impairment in our Lower 48 segment, primarily as a result of changes in the estimated market value following the completion of an initial marketing effort.

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

At September 30, 2016 and December 31, 2015, we had no direct outstanding borrowings under the revolving credit facility, with no letters of credit as of September 30, 2016 or December 31, 2015. Under the ConocoPhillips Qatar Funding Ltd. commercial paper program, no commercial paper was outstanding at September 30, 2016, compared with $803 million at December 31, 2015. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.75 billion in borrowing capacity under our revolving credit facility at September 30, 2016.

On October 17, 2016, the $1,250 million 5.625% Notes due 2016 were repaid at maturity.

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

The term loan facility contains customary covenants regarding, among other matters, material compliance with laws and restrictions against certain consolidations, mergers and asset sales and creation of certain liens on our assets and consolidated subsidiaries. The term loan facility also contains financial covenants including a total debt to capitalization ratio, excluding the impacts of certain noncash impairments and foreign currency translation adjustments as defined in the Term Loan Agreement, which may not exceed 65 percent. At September 30, 2016, we were in compliance with this covenant.

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

At September 30, 2016, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. The VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

Note 10—Noncontrolling Interests

Activity attributable to common stockholders’ equity and noncontrolling interests for the first nine months of 2016 and 2015 was as follows:

	Millions of Dollars
	2016			2015
	Common Stockholders’ Equity	Non- Controlling Interest	Total Equity	Common Stockholders’ Equity	Non- Controlling Interest	Total Equity

Balance at January 1	$39,762	320	40,082	51,911	362	52,273
Net income (loss)	(3,580)	40	(3,540)	(978)	44	(934)
Dividends	(940)	—	(940)	(2,741)	—	(2,741)
Distributions to noncontrolling interests	—	(75)	(75)	—	(62)	(62)
Other changes, net*	928	1	929	(3,982)	1	(3,981)

Balance at September 30	$36,170	286	36,456	44,210	345	44,555

*Includes components of other comprehensive income (loss), which are disclosed separately in the Consolidated Statement of Comprehensive Income.

Note 11—Guarantees

At September 30, 2016, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

APLNG Guarantees

At September 30, 2016, we had outstanding multiple guarantees in connection with our 37.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing September 2016 exchange rates:

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

•

We have issued a construction completion guarantee related to the third-party project financing secured by APLNG. Our maximum potential amount of future payments under the guarantee is estimated to be $3.2 billion, which could be payable if the full debt financing capacity is utilized and completion of the project is not achieved. Our guarantee of the project financing will be released upon meeting certain completion tests with milestones. Our maximum exposure at September 30, 2016, is $3.2 billion based upon our pro-rata share of the facility used at that date. At September 30, 2016, the carrying value of this guarantee is approximately $114 million. In October 2016, we reached completion for Train 1, which will reduce our maximum potential amount of future payments to $1.3 billion and the carrying amount of the guarantee to approximately $45 million. The remaining guarantee is expected to be released in 2017.

•

During the third quarter of 2016, we issued a guarantee for our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee is 13 years. Our maximum exposure under this guarantee is approximately $100 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At September 30, 2016, the carrying value of this guarantee is approximately $9 million.

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

Other Guarantees

We have other guarantees with maximum future potential payment amounts totaling approximately $520 million, which consist primarily of a guarantee of the residual value of a leased office building, guarantees of the residual value of leased corporate aircraft, a guarantee for our portion of a joint venture’s project finance reserve accounts, and a guarantee of minimum charter revenue for an LNG vessel. These guarantees have remaining terms of up to eight years and would become payable if, upon sale, certain asset values are lower than guaranteed amounts, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties.

Indemnifications

Over the years, we have entered into agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes, environmental liabilities, employee claims and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at September 30, 2016, was approximately $90 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount at September 30, 2016, were approximately $40 million of environmental accruals for known contamination that are included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

On March 1, 2015, a supplier to one of the refineries included in Phillips 66 as part of the separation of our Downstream businesses formally registered Phillips 66 as a party to the supply agreement, thereby triggering a guarantee we provided at the time of separation. Our maximum potential liability for future payments under this guarantee, which would become payable if Phillips 66 does not perform its contractual obligations under the supply agreement, is approximately $1.5 billion. At September 30, 2016, the carrying value of this guarantee is approximately $98 million and the remaining term is eight years. Because Phillips 66 has indemnified us for losses incurred under this guarantee, we have recorded an indemnification asset from Phillips 66 of approximately $98 million. The recorded indemnification asset amount represents the estimated fair value of the guarantee; however, if we are required to perform under the guarantee, we would expect to recover from Phillips 66 any amounts in excess of that value, provided Phillips 66 is a going concern.

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

Our balance sheet at both September 30, 2016 and December 31, 2015, included a total environmental accrual of $258 million, for remediation activities in the United States and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at September 30, 2016, we had performance obligations secured by letters of credit of $304 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.

In 2007, we announced we had been unable to reach agreement with respect to our migration to an empresa mixta structure mandated by the Venezuelan government’s Nationalization Decree. As a result, Venezuela’s national oil company, Petróleos de Venezuela S.A. (PDVSA), or its affiliates, directly assumed control over ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures and the offshore Corocoro development project. In response to this expropriation, we filed a request for international arbitration on November 2, 2007, with the World Bank’s International Centre for Settlement of Investment Disputes (ICSID). An arbitration hearing was held before an ICSID tribunal during the summer of 2010. On September 3, 2013, an ICSID arbitration tribunal held that Venezuela unlawfully expropriated ConocoPhillips’ significant oil investments in June 2007. A separate arbitration phase is currently proceeding to determine the damages owed to ConocoPhillips for Venezuela’s actions. On October 10, 2014, we filed a separate arbitration under the rules of the International Chamber of Commerce against PDVSA for contractual compensation related to the Petrozuata and Hamaca heavy crude oil projects. On October 6, 2016, ConocoPhillips brought a fraudulent transfer action in the U.S. District Court of Delaware against PDVSA, alleging that PDVSA has taken actions to improperly expatriate assets from the United States to Venezuela in an effort to avoid judgment creditors.

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

ConocoPhillips served a Notice of Arbitration on the Timor-Leste Minister of Finance in October 2012 for outstanding disputes related to a series of tax assessments. The arbitration hearing was conducted in Singapore in June 2014 under the United Nations Commission on International Trade Laws (UNCITRAL) arbitration rules, pursuant to the terms of the Tax Stability Agreement with the Timor-Leste government. We have now reached a settlement with the Timor-Leste government on these disputes.

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

The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	September 30 2016	December 31 2015

Assets
Prepaid expenses and other current assets	$246	768
Other assets	38	60
Liabilities
Other accruals	247	754
Other liabilities and deferred credits	32	46

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Sales and other operating revenues	$11	89	(155)	117
Other income	1	—	(1)	1
Purchased commodities	7	(85)	136	(88)

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)
	September 30 2016	December 31 2015

Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(36)	(14)
Basis	21	(17)

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

The following table presents the gross fair values of our foreign currency exchange derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	September 30 2016	December 31 2015

Assets
Prepaid expenses and other current assets	$—	47
Liabilities
Other accruals	137	8

The (gains) losses from foreign currency exchange derivatives incurred, and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Foreign currency transaction (gains) losses	$35	(17)	218	(30)

We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions Notional Currency
	September 30 2016		December 31 2015

Sell U.S. dollar, buy other currencies*	USD	14	347
Buy U.S. dollar, sell other currencies**	USD	—	20
Buy British pound, sell other currencies***	GBP	1,073	567

    * Primarily Canadian dollar, Norwegian krone and British pound.

  ** Primarily Canadian dollar.

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

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	September 30 2016	December 31 2015	September 30 2016	December 31 2015

Cash	$728	528	—	—
Time deposits
Remaining maturities from 1 to 90 days	3,362	1,840	209	—
Remaining maturities from 91 to 180 days	—	—	25	—

	$4,090	2,368	234	—

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

The aggregate fair value of all derivative instruments with such credit-risk-related contingent features that were in a liability position on September 30, 2016 and December 31, 2015, was $52 million and $158 million, respectively. For these instruments, $1 million of collateral was posted as of September 30, 2016, and $2 million of collateral was posted as of December 31, 2015. If our credit rating had been downgraded below investment grade on September 30, 2016, we would be required to post $51 million of additional collateral, either with cash or letters of credit.

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

The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. Transfers occur at the end of the reporting period. There were no material transfers in or out of Level 1 during 2016 or 2015.

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

The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Commodity derivatives	$164	94	26	284	516	242	70	828

Total assets	$164	94	26	284	516	242	70	828

Liabilities
Commodity derivatives	$161	101	17	279	515	273	12	800

Total liabilities	$161	101	17	279	515	273	12	800

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Setoff	Net Amounts

September 30, 2016
Assets	$284	190	94	—	5	89
Liabilities	279	190	89	6	7	76

December 31, 2015
Assets	$828	600	228	—	8	220
Liabilities	800	600	200	1	11	188

At September 30, 2016 and December 31, 2015, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement

The following table summarizes the fair value hierarchy by major category and date of remeasurement for assets accounted for at fair value on a non-recurring basis during the year:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value	Level 1 Inputs	Level 3 Inputs	Before- Tax Loss

September 30, 2016
Net PP&E (held for sale)	$217	217	—	99

June 30, 2016
Net PP&E (held for use)	$23	—	23	53

March 31, 2016
Net PP&E (held for use)	$217	—	217	129

Net PP&E held for sale was written down to fair value, less costs to sell. The fair value of each asset was determined by its negotiated selling price.

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

The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	September 30	December 31	September 30	December 31
	2016	2015	2016	2015

Financial assets
Commodity derivatives	$94	228	94	228
Total loans and advances—related parties	698	808	698	808
Financial liabilities
Total debt, excluding capital leases	27,824	24,062	31,046	24,785
Commodity derivatives	83	199	83	199

Note 15—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of our consolidated balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)

December 31, 2015	$(443)	(5,804)	(6,247)
Other comprehensive income (loss)	(74)	877 *	803

September 30, 2016	$(517)	(4,927)	(5,444)

* Foreign Currency Translation is primarily a result of the weakening of the U.S. dollar relative to the Canadian dollar and Norwegian krone.

There were no items within accumulated other comprehensive loss related to noncontrolling interests.

The following table summarizes reclassifications out of accumulated other comprehensive loss:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Defined benefit plans	$27	77	132	173

Above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of:	$13	44	72	96

See Note 17—Employee Benefit Plans, for additional information.

Note 16—Cash Flow Information

	Millions of Dollars
	Nine Months Ended September 30
	2016	2015

Cash Payments (Receipts)
Interest	$854	633
Income taxes*	(339)	376

Net Sales (Purchases) of Short-Term Investments
Short-term investments purchased	$(1,704)	—
Short-term investments sold	1,475	—

	$(229)	—

* Net of $569 million and $556 million in 2016 and 2015, respectively, related to refunds received from the Internal Revenue Service.

In May 2015, we liquidated certain deferred compensation investments for proceeds of $267 million, which is included in the “Other” line within “Cash Flows From Investing Activities” on our consolidated statement of cash flows.

Note 17—Employee Benefit Plans

Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2016		2015		2016	2015

	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$27	19	36	31	—	2
Interest cost	32	30	41	34	3	5
Expected return on plan assets	(34)	(39)	(50)	(44)	—	—
Amortization of prior service cost (credit)	2	(1)	1	(1)	(9)	(6)
Recognized net actuarial loss	22	6	27	20	—	—
Settlements	22	—	79	—	—	—
Curtailment loss	14	—	35	—	1	—

Net periodic benefit cost	$85	15	169	40	(5)	1

Nine Months Ended September 30
Service cost	$82	59	108	94	1	3
Interest cost	104	93	120	102	10	19
Expected return on plan assets	(112)	(121)	(157)	(131)	—	—
Amortization of prior service cost (credit)	4	(4)	4	(5)	(26)	(9)
Recognized net actuarial loss (gain)	64	20	84	62	(1)	1
Settlements	149	—	131	—	—	—
Curtailment loss	14	—	35	—	1	—

Net periodic benefit cost	$305	47	325	122	(15)	14

During the first nine months of 2016, we contributed $223 million to our domestic benefit plans and $82 million to our international benefit plans. In 2016, we expect to contribute approximately $260 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $130 million to our international qualified and nonqualified pension and postretirement benefit plans.

In conjunction with the recognition of pension settlement expense, the fair market values of pension plan assets were updated, and the pension benefit obligations of the U.S. qualified pension plan and a U.S. nonqualified supplemental retirement plan were remeasured. At the measurement dates, the net pension liability increased by $33 million and $334 million for the three- and nine-month periods ended September 30, 2016, respectively. This is primarily a result of a decrease in the discount rate from 4.5 percent at December 31, 2015, to 3.4 percent for the U.S. qualified pension plan and to 2.8 percent for a U.S. nonqualified supplemental retirement plan at September 30, 2016, resulting in a corresponding decrease to other comprehensive income (loss).

As part of the ongoing restructuring program in the United States, we concluded that actions taken during the three-month period ended September 30, 2016, would result in a significant reduction of future services of active employees in the U.S. qualified pension plan, a U.S. nonqualified supplemental retirement plan and the U.S. other postretirement benefit plan. As a result, we recognized an increase in the benefit obligation and a proportionate share of prior service cost from other comprehensive income (loss) as a curtailment loss of $14 million on the U.S. pension benefit plans and $1 million on the U.S. other postretirement benefit plan during the three-month period ended September 30, 2016.

Due to the ongoing restructuring program in the United States, we recognized additional expense of $14 million during the three-month period ended September 30, 2016, associated with employee special termination benefits for certain participants in the U.S. qualified pension plan and a U.S. nonqualified supplemental retirement plan.

Severance Accrual

As a result of the current business environment’s impact on our operating and capital plans, a reduction in our overall employee workforce occurred primarily during the third quarter of 2016. Severance accruals of $119 million and $126 million were recorded during the three- and nine-month periods ended September 30, 2016, respectively. The following table summarizes our severance accrual activity for the nine-month period ended September 30, 2016:

Millions of Dollars

Balance at December 31, 2015	$156
Accruals	126
Benefit payments	(130)
Foreign currency translation adjustments	4

Balance at September 30, 2016	$156

Of the remaining balance at September 30, 2016, $123 million is classified as short-term.

Note 18—Related Party Transactions

Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

Significant transactions with our equity affiliates were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Operating revenues and other income	$41	28	96	80
Purchases	26	25	75	72
Operating expenses and selling, general and administrative expenses	20	18	48	53
Net interest (income) expense*	(3)	(3)	(9)	(7)

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Sales and Other Operating Revenues
Alaska	$925	1,067	2,639	3,455

Lower 48	2,993	3,106	7,533	9,421
Intersegment eliminations	(3)	(15)	(15)	(50)

Lower 48	2,990	3,091	7,518	9,371

Canada	615	576	1,431	1,932
Intersegment eliminations	(73)	(76)	(138)	(265)

Canada	542	500	1,293	1,667

Europe and North Africa	946	1,480	2,605	4,804
Intersegment eliminations	—	(2)	—	(3)

Europe and North Africa	946	1,478	2,605	4,801

Asia Pacific and Middle East	942	1,074	2,676	3,748
Corporate and Other	70	52	153	229

Consolidated sales and other operating revenues	$6,415	7,262	16,884	23,271

Net Income (Loss) Attributable to ConocoPhillips
Alaska	$59	53	204	393
Lower 48	(491)	(852)	(2,082)	(1,550)
Canada	(314)	(145)	(783)	(469)
Europe and North Africa	163	(5)	132	667
Asia Pacific and Middle East	(87)	258	(20)	981
Other International	(47)	(42)	(100)	(281)
Corporate and Other	(323)	(338)	(931)	(719)

Consolidated net loss attributable to ConocoPhillips	$(1,040)	(1,071)	(3,580)	(978)

	Millions of Dollars
	September 30 2016	December 31 2015

Total Assets
Alaska	$12,548	12,555
Lower 48	23,331	26,932
Canada	17,976	17,221
Europe and North Africa	13,241	13,703
Asia Pacific and Middle East	21,138	22,318
Other International	356	282
Corporate and Other	5,694	4,473

Consolidated total assets	$94,284	97,484

Note 20—Income Taxes

Our effective tax rates for the third quarter and first nine months of 2016 were positive 38 percent and 36 percent, respectively, compared with 39 percent and 57 percent for the same periods of 2015. The decrease in the effective tax rate for the third quarter of 2016 was primarily due to the effect of the 2016 U.K. tax law change, discussed below, and a shift in the mix of income between high and low tax jurisdictions. The decrease in the effective tax rate for the first nine months of 2016 was primarily due to the absence of the effect of the 2015 U.K. tax law change, discussed below, and the mix of income between high and low tax jurisdictions, partially offset by the recognition of state deferred tax assets, the enactment of the 2016 U.K. tax law change and the absence of the 2015 Canadian tax law change, discussed below.

In the United Kingdom, legislation was enacted on September 15, 2016, to decrease the overall U.K. upstream corporation tax rate from 50 percent to 40 percent effective January 1, 2016. As a result, a $138 million net tax benefit resulting from re-measurement of deferred tax liabilities at January 1, 2016 and application of the new rate through September 30, 2016, is reflected in the “Income tax benefit” line on our consolidated income statement.

During the second quarter of 2016, previously unrecognized state deferred tax assets were recognized. As a result, a $68 million tax benefit is reflected in the “Income tax benefit” line on our consolidated income statement.

In the United Kingdom, legislation was enacted on March 26, 2015, to decrease the overall U.K. upstream corporation tax rate from 62 percent to 50 percent effective January 1, 2015. As a result, a $555 million net tax benefit for revaluing the U.K. deferred tax liability is reflected in the “Income tax benefit” line on our consolidated income statement.

In Canada, legislation was enacted on June 29, 2015, to increase the overall Canadian corporation tax rate from 25 percent to 27 percent effective July 1, 2015. As a result, a $129 million net tax expense for revaluing the Canadian deferred tax liability is reflected in the “Income tax benefit” line on our consolidated income statement.

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

In October 2016, ConocoPhillips Canada Funding Company I repaid $1.25 billion of external debt. This transaction will be reflected in the full-year 2016 condensed consolidating financial statements.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended September 30, 2016
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	2,933	—	3,482	—	6,415
Equity in losses of affiliates	(958)	(397)	—	(26)	1,321	(60)
Gain on dispositions	—	11	—	40	—	51
Other income	1	3	—	106	—	110
Intercompany revenues	18	71	60	793	(942)	—

Total Revenues and Other Income	(939)	2,621	60	4,395	379	6,516

Costs and Expenses
Purchased commodities	—	2,563	—	1,024	(768)	2,819
Production and operating expenses	—	324	—	1,207	(5)	1,526
Selling, general and administrative expenses	2	158	—	43	—	203
Exploration expenses	—	192	—	265	—	457
Depreciation, depletion and amortization	—	351	—	2,074	—	2,425
Impairments	—	—	—	123	—	123
Taxes other than income taxes	—	26	—	135	—	161
Accretion on discounted liabilities	—	11	—	97	—	108
Interest and debt expense	135	159	56	154	(169)	335
Foreign currency transaction (gains) losses	8	—	(26)	31	—	13

Total Costs and Expenses	145	3,784	30	5,153	(942)	8,170

Income (loss) before income taxes	(1,084)	(1,163)	30	(758)	1,321	(1,654)
Income tax benefit	(44)	(205)	(4)	(375)	—	(628)

Net income (loss)	(1,040)	(958)	34	(383)	1,321	(1,026)
Less: net income attributable to noncontrolling interests	—	—	—	(14)	—	(14)

Net Income (Loss) Attributable to ConocoPhillips	$(1,040)	(958)	34	(397)	1,321	(1,040)

Comprehensive Loss Attributable to ConocoPhillips	$(1,113)	(1,031)	(10)	(460)	1,501	(1,113)

Income Statement	Three Months Ended September 30, 2015
Revenues and Other Income
Sales and other operating revenues	$—	2,954	—	4,308	—	7,262
Equity in earnings (losses) of affiliates	(973)	(19)	—	559	656	223
Gain on dispositions	—	5	—	13	—	18
Other income (loss)	(1)	(8)	—	13	—	4
Intercompany revenues	19	81	60	862	(1,022)	—

Total Revenues and Other Income	(955)	3,013	60	5,755	(366)	7,507

Costs and Expenses
Purchased commodities	—	2,623	—	1,501	(855)	3,269
Production and operating expenses	—	390	—	1,447	(3)	1,834
Selling, general and administrative expenses	1	239	—	53	—	293
Exploration expenses	—	761	—	300	—	1,061
Depreciation, depletion and amortization	—	322	—	1,949	—	2,271
Impairments	—	1	—	23	—	24
Taxes other than income taxes	—	38	—	168	—	206
Accretion on discounted liabilities	—	14	—	108	—	122
Interest and debt expense	121	113	57	113	(164)	240
Foreign currency transaction (gains) losses	47	—	(359)	240	—	(72)

Total Costs and Expenses	169	4,501	(302)	5,902	(1,022)	9,248

Income (loss) before income taxes	(1,124)	(1,488)	362	(147)	656	(1,741)
Income tax provision (benefit)	(53)	(515)	27	(144)	—	(685)

Net income (loss)	(1,071)	(973)	335	(3)	656	(1,056)
Less: net income attributable to noncontrolling interests	—	—	—	(15)	—	(15)

Net Income (Loss) Attributable to ConocoPhillips	$(1,071)	(973)	335	(18)	656	(1,071)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$(3,555)	(3,457)	70	(2,507)	5,894	(3,555)

	Millions of Dollars
	Nine Months Ended September 30, 2016
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	7,289	—	9,595	—	16,884
Equity in losses of affiliates	(3,388)	(1,168)	—	(325)	4,752	(129)
Gain on dispositions	—	96	—	106	—	202
Other income (loss)	1	(2)	—	150	—	149
Intercompany revenues	62	220	176	2,246	(2,704)	—

Total Revenues and Other Income	(3,325)	6,435	176	11,772	2,048	17,106

Costs and Expenses
Purchased commodities	—	6,409	—	2,585	(1,948)	7,046
Production and operating expenses	—	1,065	—	3,502	(242)	4,325
Selling, general and administrative expenses	7	448	—	107	(6)	556
Exploration expenses	—	1,174	—	398	—	1,572
Depreciation, depletion and amortization	—	914	—	6,087	—	7,001
Impairments	—	41	—	280	—	321
Taxes other than income taxes	—	122	—	416	—	538
Accretion on discounted liabilities	—	35	—	294	—	329
Interest and debt expense	385	457	168	426	(508)	928
Foreign currency transaction (gains) losses	(34)	2	207	(163)	—	12

Total Costs and Expenses	358	10,667	375	13,932	(2,704)	22,628

Loss before income taxes	(3,683)	(4,232)	(199)	(2,160)	4,752	(5,522)
Income tax benefit	(103)	(844)	(3)	(1,032)	—	(1,982)

Net loss	(3,580)	(3,388)	(196)	(1,128)	4,752	(3,540)
Less: net income attributable to noncontrolling interests	—	—	—	(40)	—	(40)

Net Loss Attributable to ConocoPhillips	$(3,580)	(3,388)	(196)	(1,168)	4,752	(3,580)

Comprehensive Loss Attributable to ConocoPhillips	$(2,777)	(2,585)	(6)	(230)	2,821	(2,777)

Income Statement	Nine Months Ended September 30, 2015
Revenues and Other Income
Sales and other operating revenues	$—	8,989	—	14,282	—	23,271
Equity in earnings (losses) of affiliates	(712)	1,009	—	1,275	(886)	686
Gain on dispositions	—	38	—	84	—	122
Other income (loss)	(1)	9	—	82	—	90
Intercompany revenues	56	261	187	2,657	(3,161)	—

Total Revenues and Other Income	(657)	10,306	187	18,380	(4,047)	24,169

Costs and Expenses
Purchased commodities	—	7,751	—	4,605	(2,620)	9,736
Production and operating expenses	—	1,185	—	4,286	(37)	5,434
Selling, general and administrative expenses	7	521	—	151	(9)	670
Exploration expenses	—	1,104	—	988	—	2,092
Depreciation, depletion and amortization	—	882	—	5,849	—	6,731
Impairments	—	1	—	117	—	118
Taxes other than income taxes	—	157	—	498	—	655
Accretion on discounted liabilities	—	43	—	322	—	365
Interest and debt expense	363	325	171	288	(495)	652
Foreign currency transaction (gains) losses	94	—	(591)	401	—	(96)

Total Costs and Expenses	464	11,969	(420)	17,505	(3,161)	26,357

Income (loss) before income taxes	(1,121)	(1,663)	607	875	(886)	(2,188)
Income tax provision (benefit)	(143)	(951)	18	(178)	—	(1,254)

Net income (loss)	(978)	(712)	589	1,053	(886)	(934)
Less: net income attributable to noncontrolling interests	—	—	—	(44)	—	(44)

Net Income (Loss) Attributable to ConocoPhillips	$(978)	(712)	589	1,009	(886)	(978)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$(5,201)	(4,935)	67	(3,393)	8,261	(5,201)

	Millions of Dollars
	September 30, 2016
Balance Sheet	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	275	11	3,804	—	4,090
Short-term investments	—	—	—	234	—	234
Accounts and notes receivable	15	1,678	23	5,315	(3,711)	3,320
Inventories	—	115	—	993	—	1,108
Prepaid expenses and other current assets	1	222	182	684	(200)	889

Total Current Assets	16	2,290	216	11,030	(3,911)	9,641
Investments, loans and long-term receivables*	38,921	64,440	3,489	31,283	(116,269)	21,864
Net properties, plants and equipment	—	6,609	—	55,040	—	61,649
Other assets	8	2,182	235	1,328	(2,623)	1,130

Total Assets	$38,945	75,521	3,940	98,681	(122,803)	94,284

Liabilities and Stockholders’ Equity
Accounts payable	$—	4,013	8	3,441	(3,711)	3,751
Short-term debt	(10)	(2)	1,256	92	—	1,336
Accrued income and other taxes	—	86	—	308	—	394
Employee benefit obligations	—	500	—	257	—	757
Other accruals	101	351	82	966	(201)	1,299

Total Current Liabilities	91	4,948	1,346	5,064	(3,912)	7,537
Long-term debt	9,123	13,635	1,711	2,884	—	27,353
Asset retirement obligations and accrued environmental costs	—	1,042	—	8,778	—	9,820
Deferred income taxes	—	—	—	11,086	(2,052)	9,034
Employee benefit obligations	—	2,023	—	448	—	2,471
Other liabilities and deferred credits*	122	10,084	807	18,664	(28,064)	1,613

Total Liabilities	9,336	31,732	3,864	46,924	(34,028)	57,828
Retained earnings (losses)	25,373	13,979	(585)	12,764	(19,635)	31,896
Other common stockholders’ equity	4,236	29,810	661	38,707	(69,140)	4,274
Noncontrolling interests	—	—	—	286	—	286

Total Liabilities and Stockholders’ Equity	$38,945	75,521	3,940	98,681	(122,803)	94,284

*Includes intercompany loans.

Balance Sheet	December 31, 2015
Assets
Cash and cash equivalents	$—	4	15	2,349	—	2,368
Accounts and notes receivable	21	2,905	21	7,228	(5,661)	4,514
Inventories	—	142	—	982	—	1,124
Prepaid expenses and other current assets	2	206	252	589	(266)	783

Total Current Assets	23	3,257	288	11,148	(5,927)	8,789
Investments, loans and long-term receivables*	43,532	64,015	3,264	27,839	(117,464)	21,186
Net properties, plants and equipment	—	8,110	—	58,336	—	66,446
Other assets	7	950	233	1,158	(1,285)	1,063

Total Assets	$43,562	76,332	3,785	98,481	(124,676)	97,484

Liabilities and Stockholders’ Equity
Accounts payable	$—	5,684	13	4,897	(5,661)	4,933
Short-term debt	(9)	1	1,255	180	—	1,427
Accrued income and other taxes	—	62	—	437	—	499
Employee benefit obligations	—	629	—	258	—	887
Other accruals	170	465	52	1,087	(264)	1,510

Total Current Liabilities	161	6,841	1,320	6,859	(5,925)	9,256
Long-term debt	7,518	10,660	1,716	3,559	—	23,453
Asset retirement obligations and accrued environmental costs	—	1,107	—	8,473	—	9,580
Deferred income taxes	—	—	—	11,814	(815)	10,999
Employee benefit obligations	—	1,760	—	526	—	2,286
Other liabilities and deferred credits*	2,681	7,291	667	15,181	(23,992)	1,828

Total Liabilities	10,360	27,659	3,703	46,412	(30,732)	57,402
Retained earnings (losses)	29,892	17,366	(389)	15,177	(25,632)	36,414
Other common stockholders’ equity	3,310	31,307	471	36,572	(68,312)	3,348
Noncontrolling interests	—	—	—	320	—	320

Total Liabilities and Stockholders’ Equity	$43,562	76,332	3,785	98,481	(124,676)	97,484

*Includes intercompany loans.

	Millions of Dollars
	Nine Months Ended September 30, 2016
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(315)	(124)	(4)	4,307	(904)	2,960

Cash Flows From Investing Activities
Capital expenditures and investments	—	(889)	—	(3,382)	401	(3,870)
Working capital changes associated with investing activities	—	(135)	—	(266)	—	(401)
Proceeds from asset dispositions	2,300	175	—	275	(2,331)	419
Purchases of short-term investments	—	—	—	(229)	—	(229)
Long-term advances/loans—related parties	—	(803)	—	—	803	—
Collection of advances/loans—related parties	—	60	—	1,072	(1,024)	108
Intercompany cash management	(2,767)	2,272	—	495	—	—
Other	—	3	—	58	—	61

Net Cash Provided by (Used in) Investing Activities	(467)	683	—	(1,977)	(2,151)	(3,912)

Cash Flows From Financing Activities
Issuance of debt	1,600	2,994	—	803	(803)	4,594
Repayment of debt	—	(964)	—	(899)	1,024	(839)
Issuance of company common stock	122	—	—	—	(174)	(52)
Dividends paid	(940)	—	—	(1,078)	1,078	(940)
Other	—	(2,318)	—	295	1,930	(93)

Net Cash Provided by (Used in) Financing Activities	782	(288)	—	(879)	3,055	2,670

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	4	—	4

Net Change in Cash and Cash Equivalents	—	271	(4)	1,455	—	1,722
Cash and cash equivalents at beginning of period	—	4	15	2,349	—	2,368

Cash and Cash Equivalents at End of Period	$—	275	11	3,804	—	4,090

Statement of Cash Flows	Nine Months Ended September 30, 2015
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(263)	(110)	2	6,165	182	5,976

Cash Flows From Investing Activities
Capital expenditures and investments	—	(2,346)	—	(6,640)	1,073	(7,913)
Working capital changes associated with investing activities	—	(15)	—	(827)	—	(842)
Proceeds from asset dispositions	2,000	190	—	232	(2,099)	323
Long-term advances/loans—related parties	—	(248)	—	(1,973)	2,221	—
Collection of advances/loans—related parties	—	—	—	205	(100)	105
Intercompany cash management	764	(892)	—	128	—	—
Other	—	297	—	1	—	298

Net Cash Provided by (Used in) Investing Activities	2,764	(3,014)	—	(8,874)	1,095	(8,029)

Cash Flows From Financing Activities
Issuance of debt	—	4,471	—	248	(2,221)	2,498
Repayment of debt	—	(100)	—	(92)	100	(92)
Issuance of company common stock	237	—	—	—	(306)	(69)
Dividends paid	(2,741)	—	—	(124)	124	(2,741)
Other	3	(1,994)	—	915	1,026	(50)

Net Cash Provided by (Used in) Financing Activities	(2,501)	2,377	—	947	(1,277)	(454)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	(142)	—	(142)

Net Change in Cash and Cash Equivalents	—	(747)	2	(1,904)	—	(2,649)
Cash and cash equivalents at beginning of period	—	770	7	4,285	—	5,062

Cash and Cash Equivalents at End of Period	$—	23	9	2,381	—	2,413

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the Company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 54.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to ConocoPhillips.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

ConocoPhillips is the world’s largest independent exploration and production (E&P) company, based on proved reserves and production of liquids and natural gas. Headquartered in Houston, Texas, we had operations and activities in 20 countries, approximately 14,900 employees worldwide and total assets of $94 billion as of September 30, 2016.

Overview

We are an independent E&P company focused on exploring for, developing and producing crude oil and natural gas globally. We have a diverse, low cost of supply resource base and a unique set of producing assets that includes legacy assets in North America, Europe and Asia; North American tight oil assets; resource-rich oil sands assets in Canada; and liquefied natural gas (LNG) assets in Asia Pacific, the Middle East and Alaska. Our value proposition, which combines our unique portfolio attributes with prudent capital allocation principles, includes shareholder distributions; maintaining a strong investment grade balance sheet, which includes reducing debt levels; and exercising disciplined growth on an absolute or a per-share basis.

The energy landscape continues to be challenged. Global production oversupply has caused continued weakness in commodity prices in 2016, following a year of weak prices in 2015. Ongoing uncertainty around the timing of a price recovery, coupled with tightening credit capacity across the industry, caused us to take actions to preserve our balance sheet strength and mitigate the impacts of possible prolonged weak prices.

During the first quarter of 2016, we reduced our quarterly dividend by 66 percent, to $0.25 per share, issued $3.0 billion of debt and obtained a $1.6 billion three-year term loan to secure sufficient cash and liquidity through the downturn. We revised our 2016 operating plan, reducing our capital expenditures guidance from $6.4 billion in February to $5.5 billion in July, and further reduced our guidance to $5.2 billion in October 2016, primarily due to lower costs and deferrals across the portfolio, as well as reduced deepwater exploration activity. Realized commodity prices improved relative to the first quarter of 2016, and on October 17, 2016, $1.25 billion of Notes due were repaid at maturity.

We continue to stay focused on safely executing our capital program and remaining attentive to our costs. We produced 1,557 thousand barrels of oil equivalent per day (MBOED) in the third quarter of 2016, an increase of 3 MBOED compared with the same period of 2015. Production increased as growth from major projects and development programs, as well as improved well performance and lower planned downtime exceeded impacts from normal field decline and dispositions. When adjusted for 53 MBOED from dispositions and downtime, production increased 56 MBOED, or 4 percent, compared with the third quarter of 2015. We also saw continued strong operational performance across our portfolio, including the achievement of first production at APLNG Train 2 in Australia, as well as completion of project finance tests for Train 1 in October 2016. We continue to pursue sustainable operating cost reductions within our business. Operating costs include production and operating expense; selling, general and administrative expense; and exploration general and administrative, geological and geophysical, lease rental and other expense.

Our 2016 capital program is focused on maintaining our asset integrity, completing several projects that are underway and pursuing development programs, primarily around legacy conventional assets. We have significantly reduced activity levels in the North American tight oil plays, including the Eagle Ford, Bakken, Permian, Niobrara and Montney. However, we retain the flexibility to adjust investment levels in these and other assets, as appropriate.

In the nine-month period of 2016, we generated approximately $419 million in proceeds from non-core asset dispositions. We continue to monitor the market and evaluate opportunities to high-grade our portfolio. We have stated an intention to exit deepwater exploration, and that process is underway. We are also willing to pursue other non-core asset dispositions where we can achieve an acceptable value in the market.

We believe we are taking prudent actions across the business to withstand price uncertainty and ongoing volatility. We have exercised significant capital flexibility, lowered our operating cost structure, reduced our dividend, and continued to optimize our asset base. We believe these actions, in combination with our strong execution of the business, will allow us to manage through this current period of low commodity prices and to deliver stronger performance when prices recover.

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

Business Environment

In the first half of 2014, strong crude oil prices were supported by geopolitical tensions impacting supplies, as well as global oil demand growth. This was followed by an abrupt decline in prices beginning in the third quarter of 2014, as surging production growth from U.S. tight oil and the decision by the Organization of Petroleum Exporting Countries (OPEC) to target market share outweighed fears of supply disruptions. These developments, combined with lower forecasts for global oil demand growth, caused crude oil prices to plummet to near five-year lows at the end of 2014. As global inventories grew due to the ensuing supply surplus, prices continued even lower, and reached a ten-year quarterly low average of $33.89 per barrel for Brent crude oil in the first quarter of 2016. Prices began rising in the second quarter of 2016 due to supply disruptions, lower non-OPEC production and robust growth in demand, but remain lower than the corresponding period of 2015.

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

Brent crude oil prices averaged $45.85 per barrel in the third quarter of 2016, a decrease of 9 percent compared with $50.26 per barrel in the third quarter of 2015, and an increase of 1 percent compared with $45.57 in the second quarter of 2016. Industry crude prices for WTI averaged $44.88 per barrel in the third quarter of 2016, a decrease of 3 percent compared with $46.37 per barrel in the third quarter of 2015, and a decrease of 1 percent compared with $45.48 in the second quarter of 2016. Global oil prices remained below prior year levels but firmed in the third quarter of 2016 as market supply and demand fundamentals continued to trend towards rebalancing, and in response to talks among OPEC members and Russia of a production freeze or cut later this year.

Henry Hub natural gas prices averaged $2.81 per million British thermal units (MMBTU) in the third quarter of 2016, an increase of 1 percent compared with $2.77 per MMBTU in the third quarter of 2015, and an increase of 44 percent compared with $1.95 per MMBTU in the second quarter of 2016. Prices improved relative to the second quarter of 2016 as a result of growth in demand for natural gas coupled with reduced production.

Our realized bitumen price was $17.82 per barrel in the third quarter of 2016, an increase of 4 percent compared with $17.12 per barrel for the same period of 2015, primarily due to lower diluent costs. Compared with $18.11 per barrel in the second quarter of 2016, our third-quarter 2016 realized bitumen price decreased 2 percent primarily due to lower WTI prices and a higher Western Canada Select benchmark price differential to WTI.

Our total average realized price was $29.78 per barrel of oil equivalent (BOE) in the third quarter of 2016, a decrease of 9 percent compared with $32.87 per BOE in the third quarter of 2015, reflecting lower average realized prices for crude oil and natural gas, partly offset by increased bitumen and natural gas liquids prices. In the first nine months of 2016, our total realized price was $26.84 per BOE, a decrease of 26 percent compared with $36.27 per BOE in the first nine months of 2015. This reflected lower average realized prices for all commodities.

Key Operating and Financial Summary

Significant items during the third quarter of 2016 included the following:

•	Achieved third-quarter production of 1,557 MBOED; increasing the midpoint of full-year production guidance to 1,565 MBOED.
•	Continued efficiencies further reducing 2016 capital expenditures guidance from $5.5 billion to $5.2 billion; shifting capital from major projects to Lower 48 tight oil plays.
•	Safely executed third-quarter major turnaround activity in Europe and Alaska.
•	First production achieved at APLNG Train 2 in Australia.
•	Signed sale and purchase agreement for Block B in Indonesia.
•	Completed transaction for the sale of exploration blocks offshore Senegal in October.
•	Repaid $1.25 billion of maturing debt in October.

Outlook

Capital and Production Guidance

Guidance for capital expenditures has been lowered to $5.2 billion versus prior guidance of $5.5 billion.

We increased the midpoint of full-year 2016 production guidance to 1,565 MBOED, reflecting a range of 1,560 to 1,570 MBOED on strong year-to-date performance across Lower 48, Europe and Asia Pacific. Fourth-quarter 2016 production guidance is 1,555 to 1,595 MBOED. Production guidance excludes Libya.

Marketing Activities

In line with our objective to continuously optimize our portfolio, we are currently marketing certain non-core assets. We expect to generate approximately $1 billion in proceeds in 2016 from asset sales.

Reserve Replacement

Proved reserve estimates require economic production based on historical 12-month, first-of-month, average prices and current costs. Therefore, as prices and cost levels change, the estimate of proved reserves also changes. Generally, our proved reserves decrease as prices decline and increase as prices rise. Based on 2016 commodity prices, significant reductions to our proved reserves can be expected at year-end 2016, primarily related to proved undeveloped reserves associated with the oil sands assets in our Canada segment. However, we do not expect negative price-related reserve revisions to materially impact current plans for development of these assets. Reserve estimates are subject to change based on commodity prices for the remainder of 2016, as well as development and production costs, capital spending levels, timing of project approvals and other factors.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2016, is based on a comparison with the corresponding periods of 2015.

Consolidated Results

A summary of the company’s net income (loss) attributable to ConocoPhillips by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Alaska	$59	53	204	393
Lower 48	(491)	(852)	(2,082)	(1,550)
Canada	(314)	(145)	(783)	(469)
Europe and North Africa	163	(5)	132	667
Asia Pacific and Middle East	(87)	258	(20)	981
Other International	(47)	(42)	(100)	(281)
Corporate and Other	(323)	(338)	(931)	(719)

Net loss attributable to ConocoPhillips	$(1,040)	(1,071)	(3,580)	(978)

Net loss attributable to ConocoPhillips was $1,040 million in the third quarter of 2016, compared with $1,071 million in the third quarter of 2015. The reduction in loss was mainly due to:

•

Lower exploration expenses, mainly due to the absence of 2015 after-tax charges of $246 million related to the termination of our Gulf of Mexico deepwater drillship contract with Ensco and $154 million for the write-down of Gulf of Mexico leases for which we had no plans to conduct further activity.

•	Lower production and operating expenses.
•	A $138 million net deferred tax benefit resulting from a change in the U.K. tax rate.
•	Lower restructuring charges.

These reductions in loss were partly offset by:

•	Lower average realized commodity price.
•

Lower equity earnings, primarily driven by a 2016 deferred tax charge of $174 million resulting from the change of the tax functional currency for Australia Pacific LNG Pty Ltd (APLNG) to U.S. dollar, as well as increased depreciation, depletion and amortization (DD&A) expense.

•	A $119 million after-tax dry hole cost charged to the Cheshire well in Nova Scotia in 2016.
•	Foreign currency impacts, primarily in our Asia Pacific and Middle East segment.
•	Rig cancellation and related third party costs of $87 million after-tax for our final Gulf of Mexico deepwater drillship contract.

Net loss attributable to ConocoPhillips was $3,580 million in the nine-month period of 2016, compared with $978 million in the corresponding period of 2015. The increase in loss was primarily due to lower commodity prices.

In addition to the items discussed for the third quarter of 2016, the nine-month increase in loss was further impacted by:

•	The absence of a $555 million net deferred tax benefit resulting from a change in the U.K. tax rate in the first quarter of 2015.
•	Higher interest and debt expense.
•	Higher DD&A expense primarily due to price-related reserve revisions.

In addition to the items discussed for the third quarter of 2016, the nine-month increase in loss was partly offset by reduced feedstock cost at Darwin LNG and the absence of a $129 million deferred tax charge from increased corporate tax rates in Canada in the second quarter of 2015.

See the “Segment Results” section for additional information.

Income Statement Analysis

Sales and other operating revenues decreased 12 percent in the third quarter and 27 percent in the nine-month period of 2016, mainly as a result of lower crude oil and natural gas prices in the third quarter, and lower prices across all commodities in the nine-month period. Additionally, sales and other operating revenues decreased due to lower natural gas sales volumes, partly offset by increased bitumen sales volumes in both periods of 2016.

Equity in earnings (losses) of affiliates decreased 127 percent in the third quarter and 119 percent in the nine-month period of 2016. The decrease in the third quarter was primarily as a result of a 2016 deferred tax charge of $174 million resulting from a tax functional currency change, as well as increased DD&A mainly driven by higher volumes, both at APLNG. Additionally, earnings were lower from APLNG, Qatar Liquefied Gas Company Limited (3) (QG3) and the FCCL Partnership in the nine-month period of 2016, due to reduced commodity prices. The decrease in earnings was partly offset by higher sales volumes at APLNG and FCCL in both periods, as well as lower production taxes at QG3.

Other income was $110 million in the third quarter of 2016, compared with $4 million in the same period of 2015, primarily as a result of a $76 million before-tax damage claim settlement in our Lower 48 segment, as well as higher interest income.

Purchased commodities decreased 14 percent in the third quarter and 28 percent in the nine-month period of 2016, largely as a result of lower natural gas prices.

Production and operating expenses decreased 17 percent in the third quarter and 20 percent in the nine-month period of 2016, primarily as a result of lower operating expense activity levels, reduced headcount, dispositions of non-core assets and favorable foreign currency impacts.

Selling, general and administrative (SG&A) expenses decreased 17 percent in the nine-month period of 2016, primarily due to lower restructuring costs, partially offset by higher compensation and benefits expenses.

Exploration expenses decreased 57 percent in the third quarter and 25 percent in the nine-month period of 2016. Exploration expenses decreased primarily as a result of the absence of third-quarter 2015 before-tax charges of $383 million, mainly recorded to other exploration expense, for the Gulf of Mexico deepwater drillship and related contract termination costs, and $240 million for the write-down of Gulf of Mexico leases for which we had no plans to conduct further activity. The absence of a $105 million before-tax charge in the third quarter of 2015 to relinquish our Palangkaraya Production Sharing Contract in Indonesia, as well as lower general administrative and geological and geophysical expense further contributed to the decrease. The decrease in exploration expenses was partly offset by before-tax charges of $164 million and $134 million in the third quarter of 2016 for a dry hole in Nova Scotia and rig cancellation-related costs for our final Gulf of Mexico deepwater drillship contract, respectively.

Impairments increased 172 percent in the nine-month period of 2016. For additional information, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

Taxes other than income taxes decreased 18 percent in the nine-month period of 2016, primarily as a result of lower property taxes in our Lower 48 and Alaska segments. Taxes other than income taxes were further reduced due to lower production taxes, mainly in our Lower 48 segment, given reduced commodity prices.

Interest and debt expense increased 40 percent in the third quarter and 42 percent in the nine-month period of 2016, primarily due to lower capitalized interest and increased debt.

Foreign currency transaction (gains) losses decreased 113 percent in the nine-month period of 2016, primarily due to the impact of the Malaysian ringgit strengthening in 2016 on the remeasurement of certain accounts.

See Note 20—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our income tax benefit and effective tax rate.

Summary Operating Statistics

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Average Net Production
Crude oil (MBD)*	586	577	598	602
Natural gas liquids (MBD)	148	156	146	157
Bitumen (MBD)	193	157	173	150
Natural gas (MMCFD)**	3,777	3,984	3,855	4,059

Total Production (MBOED)	1,557	1,554	1,560	1,586

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)	$43.21	46.41	38.97	50.83
Natural gas liquids (per barrel)	16.18	15.54	15.04	18.24
Bitumen (per barrel)***	17.82	17.12	12.65	21.74
Natural gas (per thousand cubic feet)	3.05	3.87	2.85	4.16

	Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical, lease rental, and other	$270	536	562	854
Leasehold impairment	24	377	418	662
Dry holes	163	148	592	576

	$457	1,061	1,572	2,092

    *Thousands of barrels per day.

  **Millions of cubic feet per day. Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.

***2015 has been restated to conform to current period presentation.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At September 30, 2016, our operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, Timor-Leste, Indonesia, China, Malaysia, Qatar and Libya.

Total production from operations remained essentially flat in the third quarter and decreased 2 percent in the nine-month period of 2016. The decrease in total average production in the nine-month period of 2016 primarily resulted from normal field decline and the loss of 71 MBOED mainly attributable to the dispositions of several non-core assets in the Lower 48, western Canada and the sale of our interest in the Polar Lights Company. The decrease in production was partly offset by additional production from major developments, including tight oil plays in the Lower 48; APLNG in Australia; the Western North Slope in Alaska; the Greater Ekofisk Area in Norway; and the Greater Britannia projects in the U.K. Improved drilling and well performance in Canada, the Lower 48, Norway, and China, as well as improved recoveries from production sharing contracts in Asia Pacific and Middle East also partly offset the decrease in production. In the third quarter of 2016, we achieved production of 1,557 MBOED. Adjusted for downtime and dispositions of 53 MBOED, our production increased 56 MBOED, or 4 percent, compared with the third quarter of 2015.

Segment Results

Alaska

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Net Income Attributable to ConocoPhillips (millions of dollars)	$59	53	204	393

Average Net Production
Crude oil (MBD)	148	144	160	154
Natural gas liquids (MBD)	11	10	12	12
Natural gas (MMCFD)	18	34	28	42

Total Production (MBOED)	162	160	177	173

Average Sales Prices
Crude oil (dollars per barrel)	$43.43	50.48	39.69	54.18
Natural gas (dollars per thousand cubic feet)	6.95	4.26	5.20	4.35

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids, natural gas and LNG. As of September 30, 2016, Alaska contributed 19 percent of our worldwide liquids production and 1 percent of our worldwide natural gas production.

Earnings from Alaska increased 11 percent in the third quarter and decreased 48 percent in the nine-month period of 2016. The increase in earnings in the third quarter was primarily due to reduced production and operating expenses from lower maintenance costs and general and administrative expenses, as well as higher crude oil sales volumes. The earnings increase was partly offset by lower crude oil prices.

The earnings decrease in the nine-month period of 2016 was mainly due to lower crude oil prices and higher DD&A expense as a result of capital additions, price-related reserve revisions and increased production volumes. The decrease was partly offset by reduced production and operating expenses; enhanced oil recovery tax credits; a $57 million after-tax impact for the recognition of state deferred tax assets and a $36 million after-tax gain on the sale of our interest in the Alaska Beluga River Unit natural gas field, both in the second quarter of 2016.

Average production increased 1 percent in the third quarter and 2 percent in the nine-month period of 2016, compared with the corresponding periods of 2015, primarily due to new production from the Alpine CD5 drill site and strong well performance in the Greater Prudhoe Area. The production increase in both periods of 2016 was partly offset by normal field decline and unplanned downtime in the third quarter of 2016.

Lower 48

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Net Loss Attributable to ConocoPhillips (millions of dollars)	$(491)	(852)	(2,082)	(1,550)

Average Net Production
Crude oil (MBD)	195	213	201	207
Natural gas liquids (MBD)	92	95	89	95
Natural gas (MMCFD)	1,224	1,457	1,228	1,487

Total Production (MBOED)	491	551	495	550

Average Sales Prices
Crude oil (dollars per barrel)	$40.09	41.56	35.54	44.84
Natural gas liquids (dollars per barrel)	14.57	12.55	12.93	14.45
Natural gas (dollars per thousand cubic feet)	2.59	2.65	2.03	2.54

The Lower 48 segment consists of operations located in the U.S. Lower 48 states, as well as producing properties and exploration activities in the Gulf of Mexico. As of September 30, 2016, the Lower 48 contributed 32 percent of our worldwide liquids production and 32 percent of our worldwide natural gas production.

Earnings from Lower 48 increased 42 percent in the third quarter of 2016 primarily due to:

•

Lower exploration expenses, including the absence of after-tax charges of $246 million related to the termination of our Gulf of Mexico deepwater drillship contract with Ensco and $154 million for the write-down of Gulf of Mexico leases for which we had no plans to conduct further activity, both in the third quarter of 2015, as well as lower dry hole costs.

•	Lower production and operating expenses, mainly as a result of reduced activity and cost efficiencies.
•	A $48 million after-tax damage claim settlement.

The increase was partly offset by lower crude oil and natural gas sales volumes, as well as rig cancellation and related third party costs of $87 million after-tax for our final Gulf of Mexico deepwater drillship contract.

In addition to the items discussed above for the third quarter of 2016, earnings from Lower 48 decreased 34 percent in the nine-month period primarily due to:

•	Lower commodity prices.
•

Higher dry hole costs including after-tax charges in deepwater Gulf of Mexico of $162 million in the second quarter for our Gibson and Tiber wells and $83 million, mainly in the first quarter, associated with our Melmar well.

•

Unproved property impairment expenses in 2016, including after-tax charges in deepwater Gulf of Mexico of $132 million for our Gibson and Tiber leaseholds in the second quarter and $62 million for the Melmar prospect in the first quarter.

•	Higher DD&A, primarily from price-related reserve revisions.

In addition to the items discussed for the third quarter of 2016, the earnings decrease in the nine-month period was partly offset by the absence of a $61 million after-tax dry hole charge in the first quarter of 2015 for the Harrier well in the Gulf of Mexico, and a $38 million after-tax gain from the disposition of non-core assets and lease exchanges in the second quarter of 2016.

In the third quarter of 2016, our average realized crude oil price of $40.09 per barrel was 11 percent less than WTI of $44.88 per barrel. The differential is driven primarily by local market dynamics in the Gulf Coast and Bakken, and may remain relatively wide in the near term.

Total average production decreased 11 percent in the third quarter and 10 percent in the nine-month period of 2016, while average crude oil production decreased 8 percent and 3 percent over the corresponding periods of 2016. The decrease in total production in both periods was mainly attributable to normal field decline and the disposition of non-core properties in East Texas and North Louisiana, as well as South Texas. The reduction was partly offset by new production and well performance, primarily from Eagle Ford, Bakken and the Permian Basin.

Canada

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Net Loss Attributable to ConocoPhillips (millions of dollars)	$(314)	(145)	(783)	(469)

Average Net Production
Crude oil (MBD)	7	12	8	13
Natural gas liquids (MBD)	23	27	23	26
Bitumen (MBD)
Consolidated operations	41	12	29	12
Equity affiliates	152	145	144	138

Total bitumen	193	157	173	150
Natural gas (MMCFD)	517	712	538	739

Total Production (MBOED)	309	315	294	312

Average Sales Prices
Crude oil (dollars per barrel)	$37.50	38.44	33.47	40.71
Natural gas liquids (dollars per barrel)	14.99	14.50	13.41	17.30
Bitumen (dollars per barrel)
Consolidated operations*	15.73	16.54	11.36	23.74
Equity affiliates	18.39	17.16	12.91	21.57
Total bitumen*	17.82	17.12	12.65	21.74
Natural gas (dollars per thousand cubic feet)	1.71	1.94	1.28	2.01

*2015 has been restated to conform to current period presentation.

Our Canadian operations mainly consist of natural gas fields in western Canada and oil sands developments in the Athabasca Region of northeastern Alberta. As of September 30, 2016, Canada contributed 22 percent of our worldwide liquids production and 14 percent of our worldwide natural gas production.

Earnings from Canada decreased 117 percent in the third quarter and 67 percent in the nine-month period of 2016. The earnings decrease in the third quarter of 2016 was primarily due to a $119 million after-tax dry hole charge for the Cheshire well in Nova Scotia; higher DD&A expense, mainly from price-related reserve revisions; and a $42 million after-tax impairment charge related to certain developed properties in central Alberta which were written down to fair value less costs to sell. The third quarter earnings decrease was partly offset by a $32 million after-tax gain on the sale of our 30 percent working interest in an exploration license in the Flemish Pass Basin, offshore Newfoundland, in the third quarter of 2016.

In addition to the items discussed above for the third quarter of 2016, earnings decreased in the nine-month period due to lower bitumen and natural gas prices. The nine-month earnings decrease was partly offset by the absence of the $136 million impact of a 2 percent increase in Alberta corporate tax rates on deferred taxes in the second quarter of 2015, as well as lower operating costs, mainly due to reduced general and administrative expense and the disposition of non-core assets in western Canada.

Total average production decreased 2 percent in the third quarter and 6 percent in the nine-month period of 2016, while bitumen production increased 23 percent and 15 percent over the corresponding periods of 2016. The decrease in total production was mainly attributable to the disposition of non-core assets in western Canada, normal field decline and unplanned downtime from the precautionary shut down of Surmont for nearby forest fires beginning in the second quarter of 2016. The production decrease was partly offset by strong well performance in western Canada, Surmont and FCCL. Surmont has fully recovered from the forest fire impacts.

Europe and North Africa

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$163	(5)	132	667

Average Net Production
Crude oil (MBD)	121	116	117	119
Natural gas liquids (MBD)	6	7	6	7
Natural gas (MMCFD)	358	415	441	464

Total Production (MBOED)	187	192	196	203

Average Sales Prices
Crude oil (dollars per barrel)	$46.59	49.86	42.39	55.65
Natural gas liquids (dollars per barrel)	21.38	24.74	20.86	28.20
Natural gas (dollars per thousand cubic feet)	4.13	7.11	4.53	7.58

The Europe and North Africa segment consists of operations principally located in the Norwegian and U.K. sectors of the North Sea, the Norwegian Sea, and Libya. As of September 30, 2016, our Europe and North Africa operations contributed 13 percent of our worldwide liquids production and 11 percent of our worldwide natural gas production.

Earnings for Europe and North Africa operations increased $168 million in the third quarter and decreased $535 million in the nine-month period of 2016, compared with the corresponding periods of 2015. The earnings increase in the third quarter was primarily due to a $138 million net deferred tax benefit as a result of a change in the U.K. tax rate enacted in September 2016, and lower DD&A expense in the United Kingdom driven by reduced rate, as a result of completed depreciation on the Brodgar H3 tie-back well in 2015, and lower volumes. The earnings increase was partly offset by lower natural gas and crude oil prices.

In the nine-month period of 2016, earnings decreased mainly due to the absence of a $555 million net deferred tax benefit as a result of a change in the U.K. tax rate, effective at the beginning of 2015; lower crude oil and natural gas prices; and higher proved property impairments in the United Kingdom, mainly in the first quarter of 2016. The decrease in earnings was partly offset by lower DD&A expense in the United Kingdom and reduced operating expenses across the segment.

Average production decreased 3 percent in the third quarter and the nine-month period of 2016. The decrease in the third quarter of 2016 was mainly due to normal field decline, partly offset by improved drilling and well performance in Norway. In addition to the items discussed above for the third quarter of 2016, new production from the Greater Ekofisk Area and the Greater Britannia Area further offset the production decrease in the nine-month period of 2016. Libya production remained largely shut in, as the Es Sider crude oil export terminal closure continued throughout the third quarter of 2016. In October 2016, production resumed in Libya. We expect a gradual ramp-up in activity.

Asia Pacific and Middle East

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$(87)	258	(20)	981

Average Net Production
Crude oil (MBD)
Consolidated operations	100	73	98	90
Equity affiliates	15	15	14	15

Total crude oil	115	88	112	105

Natural gas liquids (MBD)
Consolidated operations	8	9	8	9
Equity affiliates	8	8	8	8

Total natural gas liquids	16	17	16	17

Natural gas (MMCFD)
Consolidated operations	712	698	737	709
Equity affiliates	948	668	883	618

Total natural gas	1,660	1,366	1,620	1,327

Total Production (MBOED)	408	332	398	344

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$44.27	46.81	40.33	52.88
Equity affiliates	44.78	50.68	41.94	55.66
Total crude oil	44.34	47.38	40.53	53.26
Natural gas liquids (dollars per barrel)
Consolidated operations	25.84	32.26	27.66	38.12
Equity affiliates	25.12	31.26	27.25	36.05
Total natural gas liquids	25.50	31.79	27.46	37.20
Natural gas (dollars per thousand cubic feet)
Consolidated operations	4.42	5.97	4.20	6.56
Equity affiliates	2.90	4.37	2.90	5.31
Total natural gas	3.55	5.19	3.50	5.98

The Asia Pacific and Middle East segment has operations in China, Indonesia, Malaysia, Australia, Timor-Leste and Qatar, as well as exploration activities in Brunei. As of September 30, 2016, Asia Pacific and Middle East contributed 14 percent of our worldwide liquids production and 42 percent of our worldwide natural gas production.

Earnings decreased 134 percent in the third quarter and 102 percent in the nine-month period of 2016. The decrease in earnings in both periods was primarily due to lower prices for all commodities and adverse tax-related foreign exchange impacts. Lower equity earnings from APLNG, as a result of higher DD&A expense from APLNG Train 1 coming online, and a third-quarter 2016 deferred tax charge of $174 million resulting from the change of our APLNG tax functional currency, further reduced earnings in both periods. The earnings decrease was partly offset by higher sales volumes; lower production taxes; reduced feedstock costs at Darwin LNG; lower maintenance costs, general and administrative spend, and transportation expenses across the segment; and reduced dry hole costs.

Average production increased 23 percent in the third quarter and 16 percent in the nine-month period of 2016. The production increase in both periods of 2016 was mainly attributable to new production from the ramp-up of APLNG in Australia and the Kebabangan gas field in Malaysia, improved drilling and well performance in China, and increased recoveries from production sharing contracts in Indonesia. The production increases were partially offset by normal field decline across the segment.

Asset Disposition Update

In September 2016, we entered into a definitive agreement to sell our 40 percent interest in South Natuna Sea Block B. The transaction is expected to close in the fourth quarter of 2016. The net carrying value of our interest as of September 30, 2016, was approximately $239 million. See Note 5—Assets Held for Sale, Sold, or Other Planned Dispositions, in the Notes to Consolidated Financial Statements, for additional information regarding our asset dispositions.

Other International

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Net Loss Attributable to ConocoPhillips (millions of dollars)	$(47)	(42)	(100)	(281)

Average Net Production
Crude oil (MBD)
Equity affiliates	—	4	—	4

Total Production (MBOED)	—	4	—	4

Average Sales Prices
Crude oil (dollars per barrel)
Equity affiliates	$—	35.11	—	38.78

The Other International segment consists of exploration activities in Colombia, Chile, Senegal and Angola. As of September 30, 2016, Other International did not contribute to our worldwide liquids production due to the sale of our 50 percent interest in the Polar Lights Company in the fourth quarter of 2015.

Other International operations reported losses of $47 million in the third quarter and $100 million in the nine-month period of 2016, compared with losses of $42 million and $281 million in the same periods of 2015. The third quarter decrease in earnings was primarily due to lower volumes from the sale of our interest in the Polar Lights Company in December 2015 and the absence of 2015 tax deductions from ceasing certain operations in Africa, partly offset by lower exploration expenses.

The earnings increase in the nine-month period of 2016 was primarily due to lower exploration expenses driven by the absence of the $81 million after-tax dry hole expense for the Omosi-1 well in the first quarter of 2015, as well as the absence of the $75 million after-tax Angola Block 37 leasehold impairment, the $59 million after-tax dry hole expense for the Vali-1 well, and the $32 million after-tax Poland leasehold impairment, all in the second quarter of 2015. The nine-month earnings increase was partly offset by lower volumes from the sale of our interest in the Polar Lights Company in December 2015 and the absence of a $28 million tax deduction associated with ceasing operations in Peru in the second quarter of 2015.

Exploration Update

In June 2016, we entered into an agreement with Empresa Nacional Del Petroleo (ENAP) to acquire an additional 44 percent participating interest in the onshore Coiron Block located in the Magallanes Basin in southern Chile where we already had 5 percent participation. Assignment of the additional participating interest to ConocoPhillips was approved by the Chilean Ministry of Energy and is subject to approval by the Controller General of Chile. ENAP holds the remaining 51 percent participating interest and will continue to be the operator.

On October 28, 2016, we sold our 35 percent interest in three exploration blocks offshore Senegal for approximately $440 million, including net customary adjustments of approximately $90 million. In addition, we provided an indemnification to the buyer for certain potential losses related to the disposition. The three blocks had a net book value of approximately $285 million as of September 30, 2016. See Note 5—Assets Held for Sale, Sold, or Other Planned Dispositions, in the Notes to Consolidated Financial Statements, for information regarding our asset dispositions.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Net Income (Loss) Attributable to ConocoPhillips
Net interest	$(258)	(176)	(714)	(492)
Corporate general and administrative expenses	(54)	(71)	(211)	(163)
Technology	44	3	66	75
Other	(55)	(94)	(72)	(139)

	$(323)	(338)	(931)	(719)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased 47 percent in the third quarter and 45 percent in the nine-month period of 2016, primarily due to lower capitalized interest on projects and increased debt, and impacts from the fair market value of apportioning interest expense in the United States.

Corporate general and administrative expenses decreased 24 percent in the third quarter but increased 29 percent in the nine-month period of 2016. The third quarter decrease was mainly due to a $40 million reduction in pension settlement cost compared with the third quarter of 2015, partly offset by increased compensation and benefit expenses. Corporate general and administrative expenses increased in the nine-month period of 2016 mainly due to increased compensation and benefit expenses.

Technology includes our investment in new technologies or businesses, as well as licensing revenues. Activities are focused on tight oil reservoirs, heavy oil and oil sands, as well as LNG. Earnings from Technology increased $41 million in the third quarter of 2016, compared with the same period of 2015. The increase was primarily due to higher licensing revenues and lower spend on emerging businesses. Earnings from Technology decreased $9 million in the nine-month period of 2016, compared with the same period of 2015, mainly due to a $31 million reduction in licensing revenues in the nine-month period of 2016 compared with the corresponding period of 2015.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation and other costs not directly associated with an operating segment. “Other” expenses decreased $39 million in the third quarter and $67 million in the nine-month period of 2016, compared with the corresponding periods of 2015. Other expenses decreased in both periods primarily due to lower restructuring costs and favorable foreign currency impacts, partly offset by the absence of a third-quarter 2015 tax benefit.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars
	September 30 2016	December 31 2015

Short-term debt	$1,336	1,427
Total debt	28,689	24,880
Total equity	36,456	40,082
Percent of total debt to capital*	44%	38
Percent of floating-rate debt to total debt	9%	7

*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities. During the first nine months of 2016, we issued $4,594 million of new debt consisting of a three-year term loan and fixed rate notes. The primary uses of our available cash were $3,870 million to support our ongoing capital expenditures and investments program, $940 million to pay dividends, $803 million to repay outstanding commercial paper, and $229 million net purchases of short-term investments. On October 17, 2016, the $1,250 million of Notes due 2016 were repaid at maturity. During the first nine months of 2016, cash and cash equivalents increased by $1,722 million to $4,090 million.

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

Significant Sources of Capital

Operating Activities

Cash provided by operating activities was $2,960 million for the first nine months of 2016, compared with $5,976 million for the corresponding period of 2015, a 50 percent decrease. The decrease was primarily due to lower prices across all commodities. Cash flows from operating activities were positively impacted by the $569 million and $556 million tax refunds received from the Internal Revenue Service during the first nine months of 2016 and 2015, respectively.

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

Investing Activities

Proceeds from asset sales for the first nine months of 2016 were $419 million compared with $323 million for the corresponding period of 2015. On October 28, 2016, we sold our 35 percent interest in three exploration blocks offshore Senegal. Additionally, we have entered into an agreement to sell our 40 percent interest in South Natuna Sea Block B in Indonesia. We continue to optimize our asset portfolio by focusing on assets which offer the highest returns and growth potential, while selling non-core assets. For additional information, see Note 5—Assets Held for Sale, Sold, or Other Planned Dispositions, in the Notes to Consolidated Financial Statements, and the Outlook section within Management’s Discussion and Analysis.

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

Our primary funding source for short-term working capital needs is the ConocoPhillips $6.25 billion commercial paper program. Commercial paper maturities are generally limited to 90 days. We also have the ConocoPhillips Qatar Funding Ltd. $500 million commercial paper program, which is used to fund commitments relating to QG3. At both September 30, 2016 and December 31, 2015, we had no direct borrowings or letters of credit issued under the revolving credit facility. Under the ConocoPhillips Qatar Funding Ltd. commercial paper program, no commercial paper was outstanding at September 30, 2016, compared with $803 million at December 31, 2015. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.75 billion in borrowing capacity under our revolving credit facility at September 30, 2016.

Due to the significant decline in commodity prices during 2015, and the expectation these prices could remain depressed in the near future, the major ratings agencies conducted a review of the oil and gas industry. As a result of this review, our credit ratings, along with several other companies in the oil and gas industry, were downgraded. In the first quarter of 2016, Moody’s Investors Service downgraded our senior long-term debt ratings to “Baa2” from “A2,” with a negative outlook and our short-term commercial paper ratings to “Prime-2” from “Prime-1” and Fitch downgraded our long-term debt ratings to “A-” from “A” with a negative outlook and our short-term commercial paper ratings to “F2” from “F1.” In the second quarter of 2016, Standard and Poor’s downgraded our senior long-term debt ratings to “A-” from “A,” with a negative outlook and our short-term commercial paper ratings to “A-2” from “A-1.” We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, in the event of a further downgrade of our credit rating. If our credit rating were to deteriorate to a level prohibiting us from accessing the commercial paper market, we would still be able to access funds under our revolving credit facility.

Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At September 30, 2016 and December 31, 2015, we had direct bank letters of credit of $304 million and $340 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of further credit ratings downgrades, we may be required to post additional letters of credit.

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

Our debt balance at September 30, 2016, was $28.7 billion, an increase of $3.8 billion from the balance at December 31, 2015, primarily as a result of obtaining a $1.6 billion three-year term loan and the issuance of $3.0 billion in new fixed rate notes, both in March 2016, partially offset by the $803 million repayment of outstanding commercial paper. Our short-term debt balance at September 30, 2016, decreased $91 million compared with December 31, 2015, primarily as a result of the timing of scheduled maturities. On October 17, 2016, the $1,250 million of Notes due 2016 were repaid at maturity. For more information, see Note 9—Debt, in the Notes to Consolidated Financial Statements.

To preserve our balance sheet strength and provide financial flexibility through the current downturn, we announced a reduction in the quarterly dividend in the first quarter of 2016. In July 2016, we announced a dividend of $0.25 per share. The dividend was paid September 1, 2016, to stockholders of record at the close of business on July 25, 2016. In October 2016, we announced a dividend of $0.25 per share. The dividend will be paid December 1, 2016, to stockholders of record at the close of business on October 17, 2016.

Capital Expenditures

	Millions of Dollars
	Nine Months Ended September 30
	2016	2015

Alaska	$702	1,085
Lower 48	992	3,010
Canada	553	887
Europe and North Africa	801	1,231
Asia Pacific and Middle East	700	1,471
Other International	81	138
Corporate and Other	41	91

Capital expenditures and investments	$3,870	7,913

During the first nine months of 2016, capital expenditures and investments supported key exploration and development programs, primarily:

•	Oil and natural gas development and exploration activities in the Lower 48, including Eagle Ford, Bakken and the Permian Basin.
•	Major project expenditures associated with the APLNG joint venture in Australia.
•	Continued oil sands development, ongoing liquids-rich plays in Canada, and exploration activities in Nova Scotia.
•	Alaska activities related to development in the Greater Kuparuk Area, the Greater Prudhoe Area and Western North Slope, as well as exploration activities in the National Petroleum Reserve-Alaska.
•	Development activities, in Europe, including the Greater Ekofisk, Aasta Hansteen, Clair Ridge and Greater Britannia areas.
•	Exploration and appraisal drilling in deepwater Gulf of Mexico.
•	Continued development in Malaysia, Indonesia and China.

We revised our 2016 operating plan, reducing our capital expenditures guidance from $6.4 billion in February to $5.5 billion in July, and further reduced our guidance to $5.2 billion in October 2016, primarily due to lower costs and deferrals across the portfolio, as well as reduced deepwater exploration activity.

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

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of September 30, 2016, there were 14 sites around the United States in which we were identified as a potentially responsible party under CERCLA and comparable state laws.

Our balance sheet at both September 30, 2016 and December 31, 2015, included a total environmental accrual of $258 million, for remediation activities in the United States and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

Information about market risks for the nine months ended September 30, 2016, does not differ materially from that discussed under Item 7A in our 2015 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2016, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President, Finance, Commercial and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance, Commercial and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively as of September 30, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the third quarter of 2016 and any material developments with respect to matters previously reported in ConocoPhillips’ 2015 Annual Report on Form 10-K. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were to be decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to U.S. Securities and Exchange Commission regulations.

Matters previously reported—ConocoPhillips

On July 13, 2016, ConocoPhillips received a Notice of Violation (NOV) and Settlement Offer from the Southern Ute Indian Tribe’s Environmental Programs Division (Division) alleging violations of certain regulations, permit conditions and a previous Consent Decree governing the operation of two glycol dehydration units at our Ute Compressor Station in La Plata County, Colorado. Specifically, the Division alleges that we failed to meet emission control system requirements and to conduct quarterly performance testing. We have resolved this matter with the Division.

Matters previously reported—Phillips 66

Phillips 66 provided a $793,250 settlement payment to the Bay Area Quality Management District (Bay Area AQMD) to resolve 87 NOVs issued between 2010 and 2014. Most of these NOVs resulted from self-disclosed violations of regulatory and/or permit requirements at the Rodeo refining facility. The matters discussed below are now resolved.

On October 15, 2012, the Bay Area AQMD issued a $313,000 demand to settle 13 other NOVs issued in 2010 and 2011 with respect to alleged violations of regulatory and/or permit requirements at the Phillips 66 Rodeo Refinery.

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

November 1, 2016