Form 10-K
period 2017-12-31
CONOCOPHILLIPS
filed 2018-02-20
CIK 1163165

2017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 2017

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

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ]  Yes    [x]  No

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $43.96, was $54.0 billion.

The registrant had 1,174,577,506 shares of common stock outstanding at January 31, 2018.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2018 (Part III)

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

In April 2012, ConocoPhillips completed the separation of the downstream business into an independent, publicly traded energy company, Phillips 66.

Headquartered in Houston, Texas, we have operations and activities in 17 countries. Our diverse portfolio includes resource-rich North American tight oil and oil sands assets; lower-risk conventional assets in North America, Europe, Asia and Australia; several liquefied natural gas (LNG) developments; and an inventory of global conventional and unconventional exploration prospects.

At December 31, 2017, ConocoPhillips employed approximately 11,400 people worldwide.

We operate in a commodity-price driven industry, subject to volatility. In line with this view, we set our operating plan for 2017, defining our cash allocation priorities which would be reinforced and partly funded by sales of noncore assets during the year. In November 2016, we announced our plan to generate $5 billion to $8 billon of proceeds over two years by optimizing our portfolio to focus on value-preserving, low cost-of-supply projects that strategically fit our development plans. In 2017, our total consideration from asset dispositions was approximately $16 billion. We disposed of assets including our 50 percent nonoperated interest in the Foster Creek Christina Lake (FCCL) Partnership, as well as the majority of our western Canada gas assets, and our interest in the San Juan Basin gas asset. Proceeds from dispositions were directed towards our cash allocation priorities and for general corporate purposes. For additional information on our cash allocation priorities and our asset sales, see the Business Environment and Executive Overview section within Management’s Discussion and Analysis and Note 4—Assets Held for Sale, Sold or Acquired, in the Notes to Consolidated Financial Statements, respectively.

SEGMENT AND GEOGRAPHIC INFORMATION

For operating segment and geographic information, see Note 23—Segment Disclosures and Related Information, in the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At December 31, 2017, our operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, Timor-Leste, Indonesia, China, Malaysia, Qatar and Libya.

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

The following table is a summary of the proved reserves information included in the “Oil and Gas Operations” disclosures following the Notes to Consolidated Financial Statements. Approximately 77 percent of our proved reserves are located in politically stable countries that belong to the Organization for Economic Cooperation and Development. Natural gas reserves are converted to BOE based on a 6:1 ratio: six thousand cubic feet (MCF) of natural gas converts to one BOE. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that will enhance the understanding of the following summary reserves table.

	Millions of Barrels of Oil Equivalent
Net Proved Reserves at December 31	2017	2016	2015

Crude oil
Consolidated operations	2,322	2,047	2,270
Equity affiliates	83	88	93

Total Crude Oil	2,405	2,135	2,363

Natural gas liquids
Consolidated operations	354	457	508
Equity affiliates	45	47	50

Total Natural Gas Liquids	399	504	558

Natural gas
Consolidated operations	1,267	1,807	1,988
Equity affiliates	717	730	878

Total Natural Gas	1,984	2,537	2,866

Bitumen
Consolidated operations	250	159	687
Equity affiliates	-	1,089	1,706

Total Bitumen	250	1,248	2,393

Total consolidated operations	4,193	4,470	5,453
Total equity affiliates	845	1,954	2,727

Total company	5,038	6,424	8,180

Total production, including Libya, of 1,377 thousand barrels of oil equivalent per day (MBOED) decreased 12 percent in 2017 compared with 2016. The decrease in total average production primarily resulted from noncore asset dispositions, including our Canada and San Juan transactions in 2017 and the sale of our interest in the Block B production sharing contract (PSC) in Indonesia in 2016, and normal field decline. The decrease in production was partly offset by production from major developments, including tight oil plays in the Lower 48; Malikai and the Kebabangan gas field in Malaysia; Surmont in Canada; and APLNG in Australia. Improved drilling and well performance in Alaska, Norway and China also partly offset the decrease in production. Excluding Libya, our 2017 production was 1,356 MBOED. Adjusted for the impact of closed and planned dispositions of 191 MBOED in 2017 and 434 MBOED in 2016 and Libya, underlying production increased 32 MBOED, or 3 percent, compared with 2016.

Our worldwide annual average realized price was $39.19 per BOE in 2017, an increase of 38 percent compared with $28.35 per BOE in 2016, reflecting higher average realized prices across all commodities. Our worldwide annual average crude oil price increased 27 percent in 2017, from $40.86 per barrel in 2016 to $51.96 per barrel in 2017. Additionally, our worldwide annual average natural gas liquids prices increased 51 percent, from $16.68 per barrel in 2016 to $25.22 per barrel in 2017. Our worldwide annual average natural gas price increased 36 percent, from $3.00 per MCF in 2016 to $4.07 per MCF in 2017. Average annual bitumen prices also increased 48 percent, from $15.27 per barrel in 2016 to $22.66 per barrel in 2017.

ALASKA

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas and natural gas liquids. We are the largest crude oil producer in Alaska and have major ownership interests in two of North America’s largest oil fields located on Alaska’s North Slope: Prudhoe Bay and Kuparuk. We also have a significant operating interest in the Alpine Field, located on the Western North Slope. Additionally, we are one of Alaska’s largest owners of state, federal and fee exploration leases, with approximately 1 million net undeveloped acres at year-end 2017. Alaska operations contributed 22 percent of our worldwide liquids production and less than 1 percent of our natural gas production.

			2017
	Interest	Operator	Liquids MBD	*	Natural Gas MMCFD	**	Total MBOED

Average Daily Net Production
Greater Prudhoe Area	36.1%	BP	88		5		89
Greater Kuparuk Area	52.2–55.5	ConocoPhillips	53		1		53
Western North Slope	78.0	ConocoPhillips	40		1		40

Total Alaska			181		7		182

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

The 1H Northeast West Sak (NEWS) oil development targeting the West Sak reservoir in the Kuparuk River Unit, was sanctioned in March 2015. First production was achieved in the fourth quarter of 2017.

Western North Slope

On the Western North Slope, we operate the Colville River Unit, which includes the Alpine Field and three satellite fields: Nanuq, Fiord and Qannik. Alpine is located 34 miles west of Kuparuk. In 2015, first oil was achieved at Alpine West CD5, a new drill site which extends the Alpine reservoir west into the National Petroleum Reserve-Alaska (NPR-A). During the year, we continued drilling additional wells using the available well slots on the pad.

The Greater Mooses Tooth Unit, the first unit established entirely within the NPR-A, was formed in 2008. In 2017, we began construction in the unit, which is currently planned to have two drill sites; Greater Mooses Tooth #1 and #2, with expected first oil in 2018 and 2021, respectively.

Cook Inlet Area

In January 2018, we sold our interest in the Kenai LNG Facility in the Cook Inlet Area. The facility, which consisted of a 1.6 million-tons-per-year capacity plant, as well as docking and loading facilities for LNG tankers, had no LNG export program in 2017 due to market conditions.

Point Thomson

In the first quarter of 2017, we recorded an asset impairment and assigned our 4.9 percent interest in the Point Thomson unit, located approximately 60 miles east of Prudhoe Bay, to the other owners of the field.

Alaska North Slope Gas

In 2016, we, along with affiliates of Exxon Mobil Corporation, BP p.l.c. and Alaska Gasline Development Corporation (AGDC), a state-owned corporation (collectively, the “AKLNG co-venturers”), completed preliminary front-end engineering and design (pre-FEED) technical work for a potential LNG project which would liquefy and export natural gas from Alaska’s North Slope and deliver it to market. In September 2016, we, along with the affiliates of ExxonMobil and BP, indicated our intention not to progress into the next phase of the project due to changes in the economic environment. AGDC is continuing to progress the project and has recently signed several Memorandums of Understanding with various potential LNG buyers in Asia. We remain supportive of AGDC’s efforts to advance the project and intend to make our equity gas available for sale to the project at mutually agreed, commercially reasonable terms.

Exploration

Appraisal of the Willow Discovery, located in the northeast portion of the National Petroleum Reserve-Alaska, continued throughout 2017 with the acquisition of 3-D seismic which is currently being processed. In 2018, we will continue appraisal of the discovery with drilling of additional wells. Further exploration of other state and federal leases is planned in 2018.

We were successful in state and federal lease sales in the North Slope in the fourth quarter of 2017, where we were the high bidder on 13 tracts for a total of approximately 78,000 net acres.

Acquisition

In January 2018, we entered into an agreement to acquire certain oil and gas assets in Alaska. The acquisition is subject to regulatory approval. We will have a 100 percent interest in approximately 1.2 million acres of exploration and development lands, including the Willow Discovery. For additional information, see Note 4—Assets Held for Sale, Sold or Acquired, in the Notes to Consolidated Financial Statements.

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

LOWER 48

The Lower 48 segment consists of operations located in the U.S. Lower 48 states and the Gulf of Mexico. The Lower 48 business is organized within three regions covering the Gulf Coast, Mid-Continent and Rockies. As a result of tight oil opportunities, we have directed our investments toward certain shorter cycle time, low cost-of-supply plays. We disposed of several noncore assets within the Lower 48 in 2017, including our interests in the San Juan Basin and the Panhandle. We hold 10.4 million net onshore and offshore acres in the Lower 48. In 2017, the Lower 48 contributed 30 percent of our worldwide liquids production and 27 percent of our natural gas production.

				2017
	Interest		Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Eagle Ford	Various	%	Various	107	155	133
Gulf of Mexico	Various		Various	15	13	17
Gulf Coast—Other	Various		Various	5	11	7

Total Gulf Coast				127	179	157

Permian	Various		Various	41	132	63
Barnett	Various		Various	4	34	10
Anadarko Basin	Various		Various	4	91	19

Total Mid-Continent				49	257	92

Bakken	Various		Various	56	56	65
Wyoming/Uinta	Various		Various	-	84	14
Niobrara	Various		Various	2	3	3
San Juan	Various		Various	15	319	68

Total Rockies				73	462	150

Total U.S. Lower 48				249	898	399

Onshore

We hold 10.4 million net acres of onshore conventional and unconventional acreage in the Lower 48, the majority of which is either held by production or owned by the company. Our unconventional holdings total approximately 1.8 million net acres in the following areas:

•	630,000 net acres in the Bakken, located in North Dakota and eastern Montana.
•	210,000 net acres in the Eagle Ford, located in South Texas.
•	134,000 net acres in the Permian, located in West Texas and southeastern New Mexico.

•	98,000 net acres in the Niobrara, located in northeastern Colorado.
•	66,000 net acres in the Barnett, located in north central Texas.
•	639,000 net acres in other unconventional exploration plays.

The majority of our 2017 onshore production originated from the Eagle Ford; San Juan, which we disposed of during the year; Bakken; and Permian. Onshore activities in 2017 were centered mostly on continued development of assets, with an emphasis on areas with low cost of supply, particularly in growing unconventional plays. The 2017 drilling activity levels increased relative to 2016 due to higher capital spending. Our major focus areas in 2017 included the following:

•	Eagle Ford—The Eagle Ford continued full-field development in 2017. We operated six rigs on average in 2017, resulting in 133 operated wells drilled and 94 operated wells brought online. Production decreased 17 percent in 2017 compared with 2016, and reached a net peak of 164 MBOED, compared with 176 MBOED in 2016.
•	Bakken—We operated four rigs throughout the year in the Bakken. We continued our pad drilling with 87 operated wells drilled during the year and 64 operated wells brought online. We achieved net peak production of 75 MBOED in 2017, compared with 72 MBOED in 2016.
•	Permian Basin—The Permian Basin is an area where we are leveraging our conventional legacy position by utilizing new technology to improve the ultimate recovery and value from these fields. This technology should also identify new, unconventional plays across the region. We hold approximately 1 million net acres in the Permian, which includes 134,000 net unconventional acres. The Permian Basin produced 63 MBOED in 2017, staying essentially flat with 2016, including 19 MBOED of unconventional production.

We completed the sale of our interests in the San Juan Basin on July 31, 2017, and Panhandle assets on September 29, 2017. Production from the assets sold was 74 MBOED, approximately 19 percent of total Lower 48 segment production in 2017. For additional information on our asset dispositions, see Note 4—Assets Held for Sale, Sold or Acquired, in the Notes to Consolidated Financial Statements.

Gulf of Mexico

At year-end 2017, our portfolio of producing properties in the Gulf of Mexico primarily consisted of one operated field and three fields operated by co-venturers, totaling approximately 68,000 net acres, including:

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

At December 31, 2017, we held approximately 5,000 net acres in the deepwater Gulf of Mexico.

Our 30 percent nonoperated working interest in the Shenandoah discovery was announced in 2009. In early 2017, the sixth Shenandoah well, Shenandoah WR52-3, reached total depth and was followed by the drilling of a sidetrack well from Shenandoah WR52-3. Following the suspension of appraisal activity by the operator during the year, we recorded dry hole and leasehold impairment expense for the entire development. On December 19, 2017, we elected to withdraw from the Shenandoah leases. The withdrawal was effective February 17, 2018.

•	Unconventional Exploration

Our onshore focus areas include the Niobrara in the Denver-Julesburg Basin and the Permian in the Delaware Basin, as well as several emerging plays. We continue to assess and appraise these and other unconventional opportunities. In 2016 and 2017, we drilled a total of five operated unconventional wells in the Powder River Basin, four of which were expensed as dry holes in November 2017. The fifth Powder River Basin well was expensed as a dry hole in January 2018.

Facilities

Golden Pass LNG Terminal

We have a 12.4 percent ownership interest in the Golden Pass LNG Terminal and affiliated Golden Pass Pipeline, with a combined net book value of approximately $247 million at December 31, 2017. It is located adjacent to the Sabine-Neches Industrial Ship Channel northwest of Sabine Pass, Texas. The terminal became commercially operational in May 2011. We hold terminal and pipeline capacity for the receipt, storage and regasification of the LNG purchased from Qatar Liquefied Gas Company Limited (3) (QG3) and the transportation of regasified LNG to interconnect with major interstate natural gas pipelines. Utilization of the terminal has been and is expected to be limited, as market conditions currently favor the flow of LNG to European and Asian markets. As a result, we are evaluating opportunities to optimize the value of the terminal facilities.

Other

•	Lost Cabin Gas Plant—We operate and own a 46 percent interest in the Lost Cabin Gas Plant, a 246 million cubic-feet-per-day capacity natural gas processing facility in Lysite, Wyoming.
•	Helena Condensate Processing Facility—We operate and own the Helena Condensate Processing Facility, a 110,000 barrel-per-day condensate processing plant located in Kenedy, Texas.
•	Sugarloaf Condensate Processing Facility—We operate and own an 87.5 percent interest in the Sugarloaf Condensate Processing Facility, a 30,000 barrel-per-day condensate processing plant located near Pawnee, Texas.
•	Bordovsky Condensate Processing Facility—We operate and own the Bordovsky Condensate Processing Facility, a 15,000 barrel-per-day condensate processing plant located in Kenedy, Texas.

CANADA

Our Canadian operations mainly consist of an oil sands development in the Athabasca Region of northeastern Alberta and a liquids-rich unconventional play in western Canada. In 2017, operations in Canada contributed 16 percent of our worldwide liquids production and 6 percent of our natural gas production.

				2017
	Interest		Operator	Liquids MBD	Natural Gas MMCFD	Bitumen MBD	Total MBOED

Average Daily Net Production
Western Canada	Various	%	Various	12	187	-	43
Surmont	50.0		ConocoPhillips	-	-	59	59
Foster Creek	50.0		Cenovus	-	-	26	26
Christina Lake	50.0		Cenovus	-	-	37	37

Total Canada				12	187	122	165

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Production from the assets sold was 103 MBOED, approximately 62 percent of the total Canada segment production in 2017. For additional information on our asset dispositions, see Note 4—Assets Held for Sale, Sold or Acquired, in the Notes to Consolidated Financial Statements.

Oil Sands

Our bitumen resources in Canada are produced via an enhanced thermal oil recovery method called steam-assisted gravity drainage (SAGD), whereby steam is injected into the reservoir, effectively liquefying the heavy bitumen, which is recovered and pumped to the surface for further processing. We hold approximately 0.6 million net acres of land in the Athabasca Region of northeastern Alberta.

Surmont—The Surmont oil sands leases are located approximately 35 miles south of Fort McMurray, Alberta. Surmont is a 50/50 joint venture with Total S.A. The second phase of the Surmont project achieved first production in 2015, and production continued to ramp up in 2017.

Exploration

We hold exploration acreage in three areas of Canada: onshore western Canada, the Mackenzie Delta/Beaufort Sea Region and the Arctic Islands. Our primary exploration focus is on unconventional plays in western Canada.

•	Unconventional Exploration

We hold approximately 0.1 million net acres in the emerging Montney play in northeast British Columbia and 0.2 million net acres in Canol Northwest Territories. Our Montney activity in 2017 included completing two and bringing onstream six appraisal wells and acquiring approximately 27,000 additional net acres. Late appraisal drilling activity will continue in 2018 to further explore the area’s resource potential.

•	Conventional Exploration

Surrender of Interest documents for our 30 percent nonoperated working interest in six exploration licenses in the Shelburne Basin, offshore Nova Scotia, were submitted on December 15, 2017, to initiate the exit process, following previously announced results of the two-well exploration drilling campaign at Cheshire and Monterey Jack.

EUROPE AND NORTH AFRICA

The Europe and North Africa segment consists of operations and exploration activities in Norway, the United Kingdom and Libya. In 2017, operations in Europe and North Africa contributed 18 percent of our worldwide liquids production and 15 percent of natural gas production.

Norway

			2017
	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Greater Ekofisk Area	35.1%	ConocoPhillips	57	50	65
Alvheim	20.0	Aker BP	15	13	17
Heidrun	24.0	Statoil	13	30	18
Other	Various	Statoil	16	107	34

Total Norway			101	200	134

The Greater Ekofisk Area is located approximately 200 miles offshore Stavanger, Norway, in the North Sea, and comprises three producing fields: Ekofisk, Eldfisk and Embla. Crude oil is exported to Teesside, England, and the natural gas is exported to Emden, Germany. The Ekofisk and Eldfisk fields consist of several production platforms and facilities, including the Ekofisk South and Eldfisk II developments which achieved first production in 2013 and 2015, respectively. Continued development drilling in the Greater Ekofisk Area will contribute additional production over the coming years, as additional wells come online.

The Alvheim Field is located in the northern part of the North Sea near the border with the U.K. sector, and consists of a floating production, storage and offloading (FPSO) vessel and subsea installations. Produced crude oil is exported via shuttle tankers, and natural gas is transported to the Scottish Area Gas Evacuation (SAGE) terminal at St. Fergus, Scotland, through the SAGE pipeline.

The Heidrun Field is located in the Norwegian Sea. Produced crude oil is stored in a floating storage unit and exported via shuttle tankers. Part of the natural gas is currently injected into the reservoir for optimization of crude oil production, some gas is transported to Europe via gas processing terminals in Norway, while the remainder is transported for use as feedstock in a methanol plant in Norway, in which we own an 18 percent interest.

We also have varying ownership interests in five other producing fields in the Norway sector of the North Sea, as well as the Aasta Hansteen development in the Norwegian Sea. The operator is planning for first gas for Aasta Hansteen by late 2018.

Exploration

In 2017, we participated in the Korpfjell Well in the Barents Sea and the Carmen Well in the Heidrun Area of Norway, both of which made gas discoveries. The Carmen Well was considered a discovery and is currently under evaluation, while the Korpfjell Well is not considered commercial. In 2017, we were awarded four new exploration licenses including the PL865, PL888, PL890 and PL891; and two acreage additions PL053C and PL782SC. Additionally, two new licenses, PL775 and PL626, were captured through farm-in.

Transportation

We own a 35.1 percent interest in the Norpipe Oil Pipeline System, a 220-mile pipeline which carries crude oil from Ekofisk to a crude oil stabilization and natural gas liquids processing facility in Teesside, England.

United Kingdom

				2017
	Interest		Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Britannia	58.7%		ConocoPhillips	3	68	14
Britannia Satellites	26.3–87.5	*	ConocoPhillips	13	84	27
J-Area	32.5–36.5		ConocoPhillips	9	60	19
Southern North Sea	Various		ConocoPhillips	-	46	8
East Irish Sea	100.0		Spirit Energy	-	14	2
Other	Various		Various	4	4	5
Total United Kingdom				29	276	75

* Includes the Chevron-operated Alder Field, ConocoPhillips equity 26.3%.

Britannia is one of the largest natural gas and condensate fields in the North Sea. We assumed operatorship of Britannia in August 2015, following the acquisition of third-party equity in Britannia Operator Limited, which is now wholly owned by ConocoPhillips. Condensate is delivered through the Forties Pipeline to an oil stabilization and processing plant near the Grangemouth Refinery in Scotland, while natural gas is transported through Britannia’s line to St. Fergus, Scotland. The Britannia satellite fields, Callanish, Brodgar, Enochdhu and Alder, produce via subsea manifolds and pipelines linked to the Britannia Platform.

The J-Area consists of the Judy/Joanne, Jade and Jasmine fields, located in the U.K. Central North Sea. The J-Area gas is processed on the Judy Platform and transported through the Central Area Transmission System Pipeline, while liquids are transported to Teesside through the Norpipe system. A J-Area development drilling campaign commenced in 2017, which is expected to provide additional volumes in the coming years as wells are brought online.

We have various ownership interests in several producing gas fields in the Rotliegendes and Carboniferous areas of the Southern North Sea. Decommissioning activity in the Southern North Sea is ongoing. Our interests in the East Irish Sea include the Millom, Dalton and Calder fields, which are operated on our behalf by a third party.

We own a 24 percent interest in the Clair Field, located in the Atlantic Margin. Clair Ridge is the second phase of development for the Clair Field and is comprised of a 36-slot drilling and production facility with a bridge-linked accommodation and utilities platform. The new facilities will tie into existing oil and gas export pipelines to the Shetland Islands. Initial production for Clair Ridge is expected in 2018.

Transportation

We operate the Teesside oil and Theddlethorpe gas terminals in which we have 29.3 percent and 50 percent ownership interests, respectively. We also have a 100 percent ownership interest in the Rivers Gas Terminal, operated by a third party.

Libya

			2017

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Waha Concession	16.3%	Waha Oil Co.	20	8	21

Total Libya			20	8	21

The Waha Concession consists of multiple concessions and encompasses nearly 13 million gross acres in the Sirte Basin. Our production operations in Libya and related oil exports were interrupted in mid-2013, as a result of the shutdown of the Es Sider crude oil export terminal at the end of July 2013. The Es Sider Terminal briefly reopened in the third quarter of 2014 and production and liftings resumed temporarily; however, further disruptions occurred in December 2014, and production was shut in again. Production resumed in Libya in October 2016. In 2017, we had 17 crude liftings from Es Sider. We expect a gradual, continued ramp-up in activity.

ASIA PACIFIC AND MIDDLE EAST

The Asia Pacific and Middle East segment has exploration and production operations in China, Indonesia, Malaysia and Australia; producing operations in Qatar and Timor-Leste; and exploration activities in Brunei. In 2017, operations in the Asia Pacific and Middle East segment contributed 14 percent of our worldwide liquids production and 52 percent of natural gas production.

Australia and Timor Sea

			2017

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Australia Pacific LNG	37.5%	ConocoPhillips/ Origin Energy	-	638	106
Bayu-Undan	56.9	ConocoPhillips	10	233	49
Athena/Perseus	50.0	ExxonMobil	-	34	6

Total Australia and Timor Sea			10	905	161

Australia Pacific LNG

Australia Pacific LNG Pty Ltd (APLNG), our joint venture with Origin Energy Limited and China Petrochemical Corporation (Sinopec), is focused on producing coalbed methane (CBM) from the Bowen and Surat basins in Queensland, Australia, to supply the domestic gas market and convert the CBM into LNG for export. Origin operates APLNG’s upstream production and pipeline system, and we operate the downstream LNG facility, located on Curtis Island near Gladstone, Queensland, as well as the LNG export sales business.

Two fully subscribed 4.5-million-metric-tonnes-per-year LNG trains have been completed. Approximately 3,900 net wells are ultimately envisioned to supply both the domestic gas market and the LNG sales contracts. The wells are supported by gathering systems, central gas processing and compression stations, water treatment facilities, and an export pipeline connecting the gas fields to the LNG facilities. The first APLNG Train 1 cargo sailed in January 2016, and LNG sales continued throughout the year. APLNG Train 2 achieved first production in the third quarter of 2016. The LNG is being sold to Sinopec under 20-year sales agreements for 7.6 million metric tonnes of LNG per year, and Japan-based Kansai Electric Power Co., Inc. under a 20-year sales agreement for approximately 1 million metric tonnes of LNG per year.

APLNG has an $8.5 billion project finance facility, which was fully drawn down and had an outstanding balance of $7.9 billion at December 31, 2017. In connection with the execution of the project financing, we provided a completion guarantee for our pro-rata share of the project finance facility until the project achieves financial completion. In October 2016, we reached financial completion for Train 1, which reduced our associated guarantee by 60 percent. In August 2017, we reached financial completion for Train 2, which removed the remaining guarantee. For additional information, see Note 2—Variable Interest Entities (VIEs), Note 5—Investments, Loans and Long-Term Receivables, and Note 11—Guarantees, in the Notes to Consolidated Financial Statements.

Bayu-Undan

The Bayu-Undan gas condensate field is located in the Timor Sea Joint Petroleum Development Area between Timor-Leste and Australia. We also operate and own a 56.9 percent interest in the associated Darwin LNG Facility, located at Wickham Point, Darwin.

The Bayu-Undan natural gas recycle facility processes wet gas; separates, stores and offloads condensate, propane and butane; and re-injects dry gas back into the reservoir. In addition, a 310-mile natural gas pipeline connects the facility to the 3.5-million-metric-tonnes-per-year capacity Darwin LNG Facility. Produced natural gas is piped to the Darwin LNG Plant, where it is converted into LNG before being transported to international markets. In 2017, we sold 150 billion gross cubic feet of LNG primarily to utility customers in Japan.

A continuation of the Bayu-Undan Phase Three Development has been sanctioned with internal, joint venture and regulatory approval in March 2017. The project premise consists of one subsea and two platform wells, with drilling to commence in April 2018. Production is expected to commence in the third quarter of 2018.

Athena/Perseus

The Athena production license (WA-17-L) is located offshore Western Australia and contains part of the Perseus Field, which straddles the boundary with WA-1-L, an adjoining license area. Natural gas is produced from these licenses, which are due to expire in 2019.

Greater Sunrise

We have a 30 percent interest in the Greater Sunrise natural gas and condensate field located in the Timor Sea. Timor-Leste and Australia through engagement in a conciliation process under the United Nations Convention on the Law of the Sea have reached agreement on the central elements of a maritime boundary delimitation between them in the Timor Sea. The Governments’ agreement, to be formalized in a new treaty, constitutes a package that addresses boundaries, the legal status of the Greater Sunrise gas field, the establishment of a Special Regime for Greater Sunrise, a pathway to development of the resource and the sharing of resulting revenue. Discussions are ongoing between the two Governments and the Sunrise co-venturers with respect to the development concept for Greater Sunrise. Until the Governments and the Sunrise co-venturers are aligned on a development concept, activities are currently restricted to compliance and social investment, maintaining relationships and continued engagement with the Governments for a future development option.

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

We operate two retention leases in the Bonaparte Basin, offshore northern Australia, where we own a 37.5 percent interest in leases NT/RL5 and NT/RL6, containing the Barossa and Caldita discoveries. A 3-D seismic survey was completed over the Barossa and Caldita fields in 2016. The drilling of the Barossa-5 and Barossa-6 appraisal wells was completed in 2017 with good quality, gas-bearing reservoir intersected at both. Additionally, the retention lease over the Barossa Discovery was renewed during the year.

Indonesia

			2017

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
South Sumatra	45.0–54.0%	ConocoPhillips	2	308	53

Total Indonesia			2	308	53

We operate three PSCs in Indonesia: The Corridor Block and South Jambi “B,” both located in South Sumatra, and Kualakurun in Central Kalimantan. Currently there is production from the Corridor Block.

South Sumatra

The Corridor PSC consists of five oil fields and seven natural gas fields in various stages of development. Natural gas is supplied from the Grissik and Suban gas processing plants to the Duri steamflood in central Sumatra and to markets in Singapore, Batam and West Java. Production from the South Jambi “B” PSC has reached depletion and field development has been suspended.

Exploration

We have a 60 percent working interest in the Kualakurun PSC, located in Central Kalimantan, which was signed in May 2015. This block has an area of approximately 2 million gross acres. During 2017, we acquired 2-D seismic data in the area.

Transportation

We are a 35 percent owner of a consortium company that has a 40 percent ownership in PT Transportasi Gas Indonesia, which owns and operates the Grissik to Duri and Grissik to Singapore natural gas pipelines.

China

			2017

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Penglai	49.0%	CNOOC	30	-	30
Panyu	24.5	CNOOC	8	-	8

Total China			38	-	38

The Penglai 19-3, 19-9 and 25-6 fields are located in Bohai Bay Block 11/05. Production from the Phase 1 development of the Penglai 19-3 Field began in 2002. Phase 2 included six additional wellhead platforms and an FPSO vessel, and was fully operational by 2009.

As part of further development of the Penglai 19-9 Field, a new wellhead platform, which adds up to 62 wells, is progressing according to schedule, with 19 wells completed and brought online through December 2017.

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

Exploration

In 2017, we participated in a successful appraisal well in the Penglai Field, which will support future development plans. In late 2017, we began a full-field 3-D seismic program at Penglai, covering Phase 3 and other future development opportunities. The program is expected to continue in 2018.

Malaysia

			2017

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Siakap North-Petai	21.0%	Murphy	3	1	3
Gumusut	29.0	Shell	29	-	29
KBB	30.0	KPOC	3	111	22
Malikai	35.0	Shell	12	-	12

Total Malaysia			47	112	66

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

First production from the Malikai oil field was achieved in December 2016, with estimated net annual peak production of 21 MBOED expected in 2018. We own a 35 percent interest in Malikai. The Limbayong-2 appraisal well was drilled in 2013 and resulted in an oil discovery. The well was expensed in 2017.

Block J

First production from the Gumusut Field occurred from an early production system in 2012. Production from a permanent, semi-submersible floating production vessel was achieved in October 2014. Our ownership in the Gumusut Field is currently at 29 percent following the finalization of the unitization with Brunei and a redetermination of the Block J and Block K Malaysia Unit, both in 2017. Gumusut Phase 2 infill drilling is planned to start in 2018.

KBBC

We own a 30 percent interest in the KBBC PSC. Development of the KBB gas field commenced in 2011, and first production was achieved in November 2014. Development options for the Kamunsu East gas field are being evaluated.

Exploration

We own a 50 percent operated interest in Deepwater Block 3E, which encompasses approximately 480,000 gross acres offshore Sarawak. Seismic processing was completed in 2015. The Langsat-1 exploration well was drilled and expensed as a dry hole in 2017.

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

We completed a 3-D seismic survey in Block SK 313 and Block WL4-00 in 2017. Further exploration drilling is expected to occur in 2018.

Brunei

Exploration

We have a 6.25 percent working interest in the deepwater Block CA-2 PSC. Exploration has been ongoing since September 2011, with natural gas discovered at the Kelidang NE-1 and Keratau-1 wells in 2013 and at the Keratau SW-1 Well in 2015. Evaluation of the results is ongoing.

Qatar

			2017

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
		Qatargas Operating
QG3	30.0%	Company Limited	21	369	83

Total Qatar			21	369	83

QG3 is an integrated development jointly owned by Qatar Petroleum (68.5 percent), ConocoPhillips (30 percent) and Mitsui & Co., Ltd. (1.5 percent). QG3 consists of upstream natural gas production facilities, which produce approximately 1.4 billion gross cubic feet per day of natural gas from Qatar’s North Field over a 25-year life, in addition to a 7.8 million gross tonnes-per-year LNG facility. LNG is shipped in leased LNG carriers destined for sale globally.

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

Colombia

Unconventional Exploration

We have an 80 percent operated interest in the Middle Magdalena Basin Block VMM-3. The block extends over approximately 67,000 net acres and contains the Picoplata-1 well, which completed drilling in 2015 and testing in 2017. Socialization and environmental permitting activities are expected to continue throughout 2018.

In July 2017, ConocoPhillips Colombia Ventures Ltd. and Canacol Energy Colombia S.A. executed an Additional Contract for the exploration and exploitation of unconventional reservoirs in an area identified as the VMM-2 Block. As a result, ConocoPhillips Colombia Ventures Ltd. and Canacol Energy Colombia S.A. also executed a joint operating agreement. We have an 80 percent operated working interest in the block which extends over approximately 58,000 net acres and is contiguous to the VMM-3 Block.

In 2017, we relinquished our 70 percent nonoperated interests in the deep rights in the Santa Isabel Block and terminated the exploration and production contract for the VMM27 Block, both in the Middle Magdalena Basin.

Chile

Exploration

We have a 49 percent interest in the Coiron Block located in the Magallanes Basin in southern Chile. In December 2017, two wells drilled in 2016, were expensed as dry holes.

Venezuela and Ecuador

For discussion of our contingencies in Venezuela and Ecuador, see Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

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

Energy Partnerships

Marine Well Containment Company (MWCC)

We are a founding member of the MWCC, a non-profit organization formed in 2010, which provides well containment equipment and technology in the deepwater U.S. Gulf of Mexico. MWCC’s containment system meets the U.S. Bureau of Safety and Environmental Enforcement requirements for a subsea well containment system that can respond to a deepwater well control incident in the U.S. Gulf of Mexico. For additional information, see Note 2—Variable Interest Entities (VIEs), in the Notes to Consolidated Financial Statements.

Subsea Well Response Project (SWRP)

In 2011, we, along with several leading oil and gas companies, launched the SWRP, a non-profit organization based in Stavanger, Norway, which was created to enhance the industry’s capability to respond to international subsea well control incidents. Through collaboration with Oil Spill Response Limited, a non-profit organization in the United Kingdom, subsea well intervention equipment is available for the industry to use in the event of a subsea well incident. This complements the work being undertaken in the United States by MWCC.

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

RESERVES

We have not filed any information with any other federal authority or agency with respect to our estimated total proved reserves at December 31, 2017. No difference exists between our estimated total proved reserves for year-end 2016 and year-end 2015, which are shown in this filing, and estimates of these reserves shown in a filing with another federal agency in 2017.

DELIVERY COMMITMENTS

We sell crude oil and natural gas from our producing operations under a variety of contractual arrangements, some of which specify the delivery of a fixed and determinable quantity. Our commercial organization also enters into natural gas sales contracts where the source of the natural gas used to fulfill the contract can be the spot market or a combination of our reserves and the spot market. Worldwide, we are contractually committed to deliver approximately 1.7 trillion cubic feet of natural gas, including approximately 303 billion cubic feet related to the noncontrolling interests of consolidated subsidiaries, and 99 million barrels of crude oil in the future. These contracts have various expiration dates through the year 2029. We expect to fulfill the majority of these delivery commitments with proved developed reserves. In addition, we anticipate using proved undeveloped reserves and spot market purchases to fulfill any remaining commitments. See the disclosure on “Proved Undeveloped Reserves” in the “Oil and Gas Operations” section following the Notes to Consolidated Financial Statements, for information on the development of proved undeveloped reserves.

COMPETITION

We compete with private, public and state-owned companies in all facets of the E&P business. Some of our competitors are larger and have greater resources. Each of our segments is highly competitive, with no single competitor, or small group of competitors, dominating.

We compete with numerous other companies in the industry, including state-owned companies, to locate and obtain new sources of supply and to produce oil, bitumen, natural gas liquids and natural gas in an efficient, cost-effective manner. Based on statistics published in the September 4, 2017, issue of the Oil and Gas Journal, we were the third-largest U.S.-based oil and gas company in worldwide liquids production and reserves, and the fourth-largest U.S.-based oil and gas company in worldwide natural gas production and reserves in 2016. We deliver our production into the worldwide commodity markets. Principal methods of competing include geological, geophysical and engineering research and technology; experience and expertise; economic analysis in connection with portfolio management; and safely operating oil and gas producing properties.

GENERAL

At the end of 2017, we held a total of 734 active patents in 47 countries worldwide, including 328 active U.S. patents. During 2017, we received 32 patents in the United States and 40 foreign patents. Our products and processes generated licensing revenues of $79 million in 2017. The overall profitability of any business segment is not dependent on any single patent, trademark, license, franchise or concession.

Company-sponsored research and development activities charged against earnings were $100 million, $116 million and $222 million in 2017, 2016 and 2015, respectively.

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

The environmental information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 61 through 64 under the captions “Environmental” and “Climate Change” is incorporated herein by reference. It includes information on expensed and capitalized environmental costs for 2017 and those expected for 2018 and 2019.

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

Prices for crude oil, bitumen, natural gas, natural gas liquids and LNG can fluctuate widely. Globally, prices for crude oil, bitumen, natural gas, natural gas liquids and LNG have experienced significant declines from their historic levels during 2013 and 2014, with excess of supply relative to global demand leading to global inventory builds. Total average annual prices in 2017 for Brent crude oil, WTI crude oil, Henry Hub natural gas and our realized natural gas liquids all decreased by at least 30 percent when compared with 2014 despite having improved by at least 18 percent when compared with 2016. Given volatility in commodity price drivers and the business environment, price trends may not continue or reverse themselves.

Our revenues, operating results and future rate of growth are highly dependent on the prices we receive for our crude oil, bitumen, natural gas, natural gas liquids and LNG. The factors influencing these prices are beyond our control. Lower crude oil, bitumen, natural gas, natural gas liquids and LNG prices may have a material adverse effect on our revenues, operating income, cash flows and liquidity and on the amount of dividends we elect to declare and pay on our common stock. Lower prices may also limit the amount of reserves we can produce economically, adversely affecting our reserve replacement ratio and accelerating the reduction in our existing reserve levels as we continue production from upstream fields.

Significant reductions in crude oil, bitumen, natural gas, natural gas liquids and LNG prices could also require us to reduce our capital expenditures or impair the carrying value of our assets. In the past three years, we recognized several impairments, which are described in Note 8—Impairments and the “APLNG” section of Note 5—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements. If commodity prices remain low relative to their historic levels, and as we continue to optimize our investments and exercise capital flexibility, it is reasonably likely we will incur future impairments to long-lived assets used in operations, investments in nonconsolidated entities accounted for under the equity method and unproved properties. Although it is not reasonably practicable to quantify the impact of any future impairments at this time, our results of operations could be adversely affected as a result.

Our ability to declare and pay dividends and repurchase shares is subject to certain considerations.

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

Additionally, our share repurchase program does not obligate us to acquire any specific number of shares. Any downward revision in our distribution or share repurchase program could have a material adverse effect on the market price of our common stock.

We may need additional capital in the future, and it may not be available on acceptable terms.

We have historically relied primarily upon cash generated by our operations to fund our operations and strategy, however we have also relied from time to time on access to the debt and equity capital markets for funding. There can be no assurance that additional debt or equity financing will be available in the future on acceptable terms, or at all. In addition, although we anticipate we will be able to repay our existing indebtedness when it matures or in accordance with our stated plans, there can be no assurance we will be able to do so. Our ability to obtain additional financing, or refinance our existing indebtedness when it matures or in accordance with our stated plans, will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt. If we are unable to generate sufficient funds from operations or raise additional capital, our growth could be impeded.

In addition, we are regularly evaluated by the major rating agencies based on a number of factors, including our financial strength and conditions affecting the oil and gas industry generally. For example, due to the significant decline in prices for crude oil, bitumen, natural gas, natural gas liquids and LNG in 2015, and the expectation that these prices could remain depressed, the major ratings agencies conducted a review of the oil and gas industry and downgraded our debt ratings and those of several companies operating in the industry in 2016. Any downgrade in our credit rating, could increase the cost associated with any additional indebtedness we incur.

Our business may be adversely affected by deterioration in the credit quality of, or defaults under our contracts with, third parties with whom we do business.

The operation of our business requires us to engage in transactions with numerous counterparties operating in a variety of industries, including other companies operating in the oil and gas industry. These counterparties may default on their obligations to us as a result of operational failures or a lack of liquidity, or for other reasons, including bankruptcy. Market speculation about the credit quality of these counterparties, or their ability to continue performing on their existing obligations, may also exacerbate any operational difficulties or liquidity issues they are experiencing, particularly as it relates to other companies in the oil and gas industry as a result of the volatility in commodity prices. Any default by any of our counterparties may result in our inability to perform obligations under agreements we have made with third parties or may otherwise adversely affect our business or results of operations. In addition, our rights against any of our counterparties as a result of a default may not be adequate to compensate us for the resulting harm caused or may not be enforceable at all in some circumstances.

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

Actions of the U.S., state, local and foreign governments, through tax and other legislation, executive order and commercial restrictions, including changes resulting from the implementation and interpretation of the Tax Cuts and Jobs Act, could reduce our operating profitability both in the United States and abroad. In certain locations, governments have imposed or proposed restrictions on our operations; special taxes or tax assessments; and payment transparency regulations that could require us to disclose competitively sensitive information or might cause us to violate non-disclosure laws of other countries. U.S. federal, state and local legislative and regulatory agencies’ initiatives regarding the hydraulic fracturing process could result in operating restrictions or delays in the completion of our oil and gas wells.

The U.S. government can also prevent or restrict us from doing business in foreign countries. These restrictions and those of foreign governments have in the past limited our ability to operate in, or gain access to, opportunities in various countries. Actions by host governments have affected operations significantly in the past, such as the expropriation of our oil assets by the Venezuelan government, and may continue to do so in the future. Changes in domestic and international regulations may affect our ability to obtain or maintain permits, including those necessary for drilling and development of wells in various locations.

Local political and economic factors in international markets could have a material adverse effect on us. Approximately 58 percent of our hydrocarbon production was derived from production outside the United States in 2017, and 45 percent of our proved reserves, as of December 31, 2017, was located outside the United States. We are subject to risks associated with operations in international markets, including changes in foreign governmental policies relating to crude oil, natural gas, bitumen, natural gas liquids or LNG pricing and taxation, other political, economic or diplomatic developments, changing political conditions and international monetary fluctuations. In particular, some countries where we operate lack well-developed legal systems or have not adopted clear legal and regulatory frameworks for oil and gas exploration and production. This lack of legal certainty exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as expropriations.

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

As part of our disposition strategy, on May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Consideration for the transaction included 208 million Cenovus Energy common shares. We may not be able to liquidate the shares issued to us by Cenovus Energy at prices we deem acceptable, or at all.

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

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the fourth quarter of 2017, as well as matters previously reported in our 2016 Form 10-K and our first-, second- and third-quarter 2017 Form 10-Qs that were not resolved prior to the fourth quarter of 2017. Material developments to the previously reported matters have been included in the descriptions below. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were to be decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to SEC regulations.

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

Matters Previously Reported—Phillips 66

In May 2012, the Illinois Attorney General’s office filed and notified ConocoPhillips of a complaint with respect to operations at the Phillips 66 Wood River Refinery alleging violations of the Illinois groundwater standards and a third-party’s hazardous waste permit. The complaint seeks as relief remediation of area groundwater; compliance with the hazardous waste permit; enhanced pipeline and tank integrity measures; additional spill reporting; and fines and penalties exceeding $100,000.

In October 2016, after Phillips 66 received a Notice of Intent to Sue from the Sierra Club, Phillips 66 entered into a voluntary settlement with the Illinois Environmental Protection Agency for alleged violations of wastewater requirements at the Wood River Refinery. The settlement involves certain capital projects and payment of $125,000. After the settlement was filed with the Court for final approval, the Sierra Club sought and was granted approval to intervene in the case. The settlement and a first modification have been entered by the Court, but the Sierra Club still seeks to reopen and challenge the settlement.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position Held	Age*

Janet L. Carrig	Senior Vice President, Legal, General Counsel and Corporate Secretary	60

Ellen R. DeSanctis	Vice President, Investor Relations and Communications	61

Matt J. Fox	Executive Vice President, Strategy, Exploration and Technology	57

Alan J. Hirshberg	Executive Vice President, Production, Drilling and Projects	56

Ryan M. Lance	Chairman of the Board of Directors and Chief Executive Officer	55

Andrew D. Lundquist	Senior Vice President, Government Affairs	57

James D. McMorran	Vice President, Human Resources, Real Estate and Facilities Services	60

Glenda M. Schwarz	Vice President and Controller	52

Don E. Wallette, Jr.	Executive Vice President, Finance, Commercial and Chief Financial Officer	59

*On February 15, 2018.

There are no family relationships among any of the officers named above. Each officer of the company is elected by the Board of Directors at its first meeting after the Annual Meeting of Stockholders and thereafter as appropriate. Each officer of the company holds office from the date of election until the first meeting of the directors held after the next Annual Meeting of Stockholders or until a successor is elected. The date of the next annual meeting is May 15, 2018. Set forth below is information about the executive officers.

Janet L. Carrig was appointed Senior Vice President, Legal, General Counsel and Corporate Secretary in 2007. On February 14, 2018, Ms. Carrig announced her decision to retire as Senior Vice President, Legal, General Counsel and Corporate Secretary. Ms. Carrig plans to remain in her current position until her successor is appointed.

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

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Stock Prices and Cash Dividends Per Share

ConocoPhillips’ common stock is traded on the New York Stock Exchange, under the symbol “COP.”

	Stock Price

	High	Low	Dividends

2017
First	$51.68	43.26	0.265
Second	50.62	43.02	0.265
Third	50.83	42.27	0.265
Fourth	56.37	48.70	0.265

2016
First	$47.77	31.05	0.25
Second	49.35	38.19	0.25
Third	44.42	38.80	0.25
Fourth	53.17	40.37	0.25

Closing Stock Price at December 31, 2017			$54.89
Closing Stock Price at January 31, 2018			$58.46
Number of Stockholders of Record at January 31, 2018*			46,680

*In	determining the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency listing.

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

On February 1, 2018, we announced that our Board of Directors approved an increase in the quarterly dividend to $0.285 per share, compared with the previous quarterly dividend of $0.265 per share.

Issuer Purchases of Equity Securities

					Millions of Dollars

Period	Total Number of Shares Purchased	*	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2017	6,678,455		$49.94	6,678,455	$3,496
November 1-30, 2017	6,180,482		51.51	6,180,482	3,177
December 1-31, 2017	5,773,183		52.52	5,773,183	2,874

Total fourth-quarter 2017	18,632,120		$51.26	18,632,120	$2,874

*There were no repurchases of common stock from company employees in connection with the company’s broad-based employee incentive plans.

On November 10, 2016, we announced plans to purchase up to $3 billion of our common stock through 2019. On March 29, 2017, we announced plans to double our share repurchase program to $6 billion of common stock through 2019, with $3 billion allocated and purchased in 2017, and the remainder allocated evenly to 2018 and 2019. On February 1, 2018, we announced the acceleration of our previously stated 2018 share repurchases from $1.5 billion to $2.0 billion, with the remaining balance to be repurchased in 2019. Acquisitions for the share repurchase program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares.

In addition to our previously announced share repurchase program above, we are currently planning to purchase up to an additional $1.5 billion of our common stock through 2020. Whether we undertake these additional repurchases is ultimately subject to numerous considerations, including Board authorization, market conditions and other factors. See Risk Factors “Our ability to declare and pay dividends and repurchase shares is subject to certain considerations.”

Stock Performance Graph

The following graph shows the cumulative total shareholder return (TSR) for ConocoPhillips’ common stock in each of the five years from December 31, 2012, to December 31, 2017. The graph also compares the cumulative total returns for the same five-year period with the S&P 500 Index and our performance peer group consisting of BP, Chevron, ExxonMobil, Royal Dutch Shell, Total, Anadarko, Apache, Marathon Oil Corporation, Devon and Occidental, weighted according to the respective peer’s stock market capitalization at the beginning of each annual period. The comparison assumes $100 was invested on December 31, 2012, in ConocoPhillips stock, the S&P 500 Index and ConocoPhillips’ peer group and assumes that all dividends were reinvested.

Item 6.    SELECTED FINANCIAL DATA

	Millions of Dollars Except Per Share Amounts

	2017	2016	2015	2014	2013

Sales and other operating revenues	$29,106	23,693	29,564	52,524	54,413
Income (loss) from continuing operations	(793)	(3,559)	(4,371)	5,807	8,037
Per common share
Basic	(0.70)	(2.91)	(3.58)	4.63	6.47
Diluted	(0.70)	(2.91)	(3.58)	4.60	6.43
Income from discontinued operations	-	-	-	1,131	1,178
Net income (loss)	(793)	(3,559)	(4,371)	6,938	9,215
Net income (loss) attributable to ConocoPhillips	(855)	(3,615)	(4,428)	6,869	9,156
Per common share
Basic	(0.70)	(2.91)	(3.58)	5.54	7.43
Diluted	(0.70)	(2.91)	(3.58)	5.51	7.38
Total assets	73,362	89,772	97,484	116,539	118,057
Long-term debt	17,128	26,186	23,453	22,383	21,073
Joint venture acquisition obligation—Cash dividends declared per common share	1.06	1.00	2.94	2.84	2.70

Net income (loss) and net income (loss) attributable to ConocoPhillips from 2013 to 2014 includes income from discontinued operations as a result of the sale of our interest in Kashagan, and the sales of our Algeria and Nigeria businesses. These factors impact the comparability of this information.

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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

ConocoPhillips is the world’s largest independent exploration and production (E&P) company, based on proved reserves and production of liquids and natural gas. Headquartered in Houston, Texas, we have operations and activities in 17 countries. Our diverse portfolio primarily includes resource-rich North American tight oil and oil sands assets in Canada; lower-risk conventional assets in North America, Europe, Asia and Australia; several liquefied natural gas (LNG) developments; and an inventory of global conventional and unconventional exploration prospects. At December 31, 2017, we employed approximately 11,400 people worldwide and had total assets of $73 billion. Our common stock is listed on the New York Stock Exchange under the symbol “COP.”

Overview

The global oil market is rebalancing. Crude oil prices improved in 2017, particularly during the latter half of the year; however, we believe prices are likely to remain cyclical in the future. In 2016, we updated our value proposition to position the company for long-term success, given our expectations. Our value proposition principles, namely to maintain financial strength, grow our distributions and pursue disciplined growth, remain essentially unchanged. However, we took steps to improve our competitiveness and resilience by establishing clear priorities for cash allocation.

In order, the cash allocation priorities are: invest capital at a level that maintains flat production volumes and pays our existing dividend; grow our existing dividend; reduce debt to a level we believe is sufficient to maintain a strong investment grade rating through price cycles; repurchase shares to provide value to our shareholders; and strategically invest capital to grow our cash from operations.

In 2017, we took significant actions that allowed us to make substantial progress on our stated priorities. We believe that our commitment to our value proposition, as evidenced by the results discussed below, position the company for success in an environment of price uncertainty and ongoing volatility.

Key Operating and Financial Summary

Significant items during 2017 included the following:

•	Achieved full-year production excluding Libya of 1,356 thousand barrels of oil equivalent per day (MBOED); underlying production excluding the impact of closed and planned dispositions grew 19 percent on a production per debt-adjusted share basis and 3 percent overall.
•	Cash provided by operating activities exceeded capital expenditures by $2.5 billion, and exceeded capital expenditures and dividends by $1.2 billion.
•	Paid down $7.6 billion of balance sheet debt, ending the year with debt of $19.7 billion.
•	Generated approximately $16 billion from asset dispositions.
•	Announced year-end proved reserves of 5.0 billion barrels of oil equivalent (BOE).
•	Repurchased $3 billion of shares; reduced ending share count by 5 percent year over year.
•	Reached settlement on Ecuador arbitration for $337 million.

Operationally, we continue to focus on safely executing our capital program and remaining attentive to our costs. Production excluding Libya was 1,356 MBOED in 2017 compared with 1,567 MBOED in 2016. Our underlying production, which excludes the full-year impact of closed and planned dispositions of 191 MBOED in 2017 and 434 MBOED in 2016 and Libya, increased 32 MBOED, or 3 percent year over year. Underlying production on a per debt-adjusted share basis grew by 19 percent compared to 2016. Production per debt-adjusted share is calculated on an underlying production basis using ending period debt divided by ending share price plus ending shares outstanding. We believe production per debt-adjusted share is useful to investors as it provides a consistent view of production on a total equity basis by converting debt to equity and allows for comparisons across peer companies.

We accomplished several strategic milestones in 2017, including progressing our efforts to optimize our portfolio. Our asset dispositions are in line with our strategy, announced in November 2016, to focus on low cost-of-supply projects in our portfolio that strategically fit our development plans. We generated approximately $16 billion in total consideration from the disposition of certain noncore assets which were directed to our stated cash priorities and general corporate purposes. For additional information on our dispositions, see Note 4—Assets Held for Sale, Sold or Acquired in the Notes to Consolidated Financial Statements.

In 2017, we reduced debt by $7.6 billion to $19.7 billion at year-end and repurchased 64 million shares of our common stock totaling $3 billion. Consistent with our commitment to grow our distributions, in the first quarter of 2017, we increased our quarterly dividend by 6 percent to $0.265 per share. We are managing our business to optimize and deliver on our value propositions and cash priorities in a demanding business environment.

Business Environment

After elevated levels of volatility in 2016, global market fundamentals trended towards a firmer balance in 2017. Crude oil prices improved in 2017 as a result of slower growth in global oil production, strong global oil demand and lower global inventory levels.

The energy industry has periodically experienced this type of extreme volatility due to fluctuating supply-and-demand conditions. Commodity prices are the most significant factor impacting our profitability and related reinvestment of operating cash flows into our business. Our strategy is to create value through price cycles by delivering on the disciplined financial and operational priorities that underpin our value proposition.

Priorities

The priorities we believe will drive our success through the price cycles include:

•	Focus on financial returns. This is a core aspect of our value proposition. Our goal is to achieve strong financial returns by controlling our costs, exercising capital discipline and continually optimizing our portfolio.

¡	Control costs and expenses. Controlling operating and overhead costs, without compromising safety and environmental stewardship, is a high priority. We monitor these costs using various methodologies that are reported to senior management monthly, on both an absolute-dollar basis and a per-unit basis. Managing operating and overhead costs is critical to maintaining a competitive position in our industry, particularly in a low commodity price environment. The ability to control our operating and overhead costs impacts our ability to deliver strong cash from operations. In 2017, including asset disposition impacts, we reduced our production and operating expenses by 9 percent as compared to 2016.

¡	Maintain capital discipline. We participate in a commodity price-driven and capital-intensive industry, with varying lead times from when an investment decision is made to the time an asset is operational and generates cash flow. As a result, we must invest significant capital dollars to explore for new oil and gas fields, develop newly discovered fields, maintain existing fields, and construct pipelines and LNG facilities. Given our view of greater price volatility, we have shifted our capital allocation to focus on shorter cycle time, low cost-of-supply, unconventional programs in our resource base. Our cash allocation priorities call for the investment of sufficient capital to maintain production and pay the existing dividend. Additional allocations of capital toward growth projects will be dependent on satisfaction of other financial priorities. We use a disciplined approach, focused on value maximization and cash flow expansion, to set our capital plans.

In November 2017, we announced a 2018 capital budget of $5.5 billion, including $3.5 billion of sustaining capital and $2 billion in accretive, short-cycle unconventional programs, future major projects and exploration activities.

¡	Optimize our portfolio. We continue to optimize our asset portfolio by focusing on low cost-of-supply assets which strategically fit our development plans. In 2017, we generated approximately $16 billion in total consideration from dispositions of certain noncore assets in our portfolio, including our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets; our interests in the San Juan Basin; and our interest in the Panhandle assets. We will continue to evaluate our assets to determine whether they fit our strategic direction and will optimize the portfolio as necessary, directing our capital investments to areas that align with our objectives.

•	Maintain financial strength. We believe financial strength is critical in a cyclical business such as ours. In 2017, using proceeds from asset dispositions and cash flow from operations, we reduced our debt by $7.6 billion to $19.7 billion at year-end. On a longer-term basis, in November 2017, we announced our plan to reduce debt to $15 billion by year-end 2019, a significant acceleration from the previously stated expectation of $20 billion in the same timeframe. We expect to retire outstanding debt as it matures and exercise flexibility in paying down our other debt instruments.

•	Return capital to shareholders. In 2017, we paid dividends on our common stock of $1.3 billion and repurchased $3 billion of our common stock. We believe in delivering value to our shareholders through the price cycles. As a result, we set a priority to increase our dividend rate annually and purchase up to approximately $3 billion of our common stock evenly from 2018 through 2019.

On February 1, 2018, we announced that our Board of Directors approved an increase in the quarterly dividend to $0.285 per share, compared with the previous quarterly dividend of $0.265 per share. Additionally, we announced the acceleration of our previously stated 2018 share repurchases from $1.5 billion to $2.0 billion.

In addition to our previously announced share repurchase program above, we are currently planning to purchase up to an additional $1.5 billion of our common stock through 2020. Whether we undertake these additional repurchases is ultimately subject to numerous considerations, including Board authorization, market conditions and other factors. See Risk Factors “Our ability to declare and pay dividends and repurchase shares is subject to certain considerations.”

•	Maintain a relentless focus on safety and environmental stewardship. Safety and environmental stewardship, including the operating integrity of our assets, remain our highest priorities, and we are committed to protecting the health and safety of everyone who has a role in our operations and the communities in which we operate. We strive to conduct our business with respect and care for both the local and global environment and systematically manage risk to drive sustainable business growth. Our sustainability efforts in 2017 focused on implementing our action plans for climate change, biodiversity, water and human rights, as well as revamping public reporting to be more informative, searchable and responsive to common questions. To demonstrate our commitment to sustainability and environmental stewardship, on November 2017, we announced our intention to target a 5 to 15 percent reduction in our greenhouse gas emission intensity by 2030. We are committed to building a learning organization using human performance principles as we relentlessly pursue improved Health, Safety and Environment and operational performance.

•	Add to our proved reserve base. We primarily add to our proved reserve base in two ways:

¡	Successful exploration, exploitation and development of new and existing fields.
¡	Application of new technologies and processes to improve recovery from existing fields.

Proved reserve estimates require economic production based on historical 12-month, first-of-month, average prices and current costs. Therefore, our proved reserves generally increase as prices rise and decrease as prices decline. Asset dispositions in 2017 reduced our reported year-end proved reserves, but were partly offset by increased commodity prices. In 2017, our reserve replacement, which included a reduction of 1.9 billion BOE from dispositions, was negative 168 percent. Our organic reserve replacement, which excludes the impact of sales and purchases, was 200 percent in 2017. In the five years ended December 31, 2017, our reserve replacement was negative 24 percent, reflecting the impact of asset dispositions and lower prices.

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

•	Apply technical capability. We leverage our knowledge and technology to create value and safely deliver on our plans. Technical strength is part of our heritage, and we are evolving our technical approach to optimally apply best practices. Companywide, we continue to evaluate potential solutions to leverage knowledge of technological successes across our operations. Such innovations enable us to economically convert additional resources to reserves, achieve greater operating efficiencies and reduce our environmental impact.

•	Develop and retain a talented work force. We strive to attract, train, develop and retain individuals with the knowledge and skills to implement our business strategy and who support our values and ethics. To this end, we offer university internships across multiple disciplines to attract the best talent and, as needed, recruit experienced hires to maintain a broad range of skills and experience. We promote continued learning, development and technical training through structured development programs designed to enhance the technical and functional skills of our employees.

Other Factors Affecting Profitability

Other significant factors that can affect our profitability include:

•	Energy commodity prices. Our earnings and operating cash flows generally correlate with industry price levels for crude oil and natural gas. Industry price levels are subject to factors external to the company and over which we have no control, including but not limited to global economic health, supply disruptions or fears thereof caused by civil unrest or military conflicts, actions taken by Organization of Petroleum Exporting Countries (OPEC), environmental laws, tax regulations, governmental policies and weather-related disruptions. The following graph depicts the average benchmark prices for West Texas Intermediate (WTI) crude oil, Dated Brent crude oil and U.S. Henry Hub natural gas:

Brent crude oil prices averaged $61.39 per barrel in the fourth quarter of 2017, an increase of 24 percent compared with $49.46 per barrel in the fourth quarter of 2016. Similarly, WTI crude oil prices increased 13 percent from $49.18 per barrel in the fourth quarter of 2016 to $55.35 per barrel in the same period of 2017. Global oil prices began to improve at the end of 2016 and continued trending upward in response to stronger global demand and slower production growth.

Henry Hub natural gas prices averaged $2.93 per million British thermal units (MMBTU) in the fourth quarter of 2017, a decrease of 2 percent compared with $2.98 per MMBTU in the fourth quarter of 2016. However, on an annual basis, Henry Hub natural gas prices improved 26 percent from $2.46 per MMBTU in 2016, to $3.11 per MMBTU in 2017. The price improvement was as a result of growth in domestic demand, increased exports and lower U.S. inventories.

Our realized natural gas liquids prices averaged $32.79 per barrel in the fourth quarter of 2017, an increase of 50 percent compared with $21.82 per barrel in the same quarter of 2016.

Improving global crude oil prices resulted in the Western Canada Select benchmark price experiencing a 33 percent increase, from $29.36 per barrel in 2016 to $38.92 per barrel in 2017. The WCS benchmark price improvement, coupled with changes in costs per barrel resulting from the disposition of our interest in the FCCL Partnership, caused our realized bitumen price to increase relative to 2016. Our realized bitumen price was $22.66 per barrel in 2017, an increase of 48 percent compared with $15.27 per barrel in the same period of 2016.

Our worldwide annual average realized price was $46.10 per barrel of oil equivalent (BOE) in the fourth quarter of 2017, an increase of 40 percent compared with $32.93 per BOE in the fourth quarter of 2016. Similarly, our worldwide annual average realized price was $39.19 per BOE in 2017, an increase of 38 percent compared with $28.35 per BOE in 2016, reflecting higher average realized prices across all commodities.

North America’s energy landscape has been transformed from resource scarcity to an abundance of supply. In recent years, the use of hydraulic fracturing and horizontal drilling in tight oil formations has led to increased industry actual and forecasted crude oil and natural gas production in the United States. Although providing significant short- and long-term growth opportunities for our company, the increased abundance of crude oil and natural gas due to development of tight oil plays could also have adverse financial implications to us, including: an extended period of low commodity prices; production curtailments; delay of plans to develop areas such as unconventional fields or Alaska North Slope natural gas fields; and underutilization of LNG regasification facilities. Should one or more of these events occur, our revenues would be reduced and additional asset impairments might be possible.

•	Impairments. As mentioned earlier, we participate in a capital-intensive industry. At times, our properties, plants and equipment and investments become impaired when, for example, commodity prices decline significantly for long periods of time, our reserve estimates are revised downward, or a decision to dispose of an asset leads to a write-down to its fair value. We may also invest large amounts of money in exploration which, if exploratory drilling proves unsuccessful, could lead to a material impairment of leasehold values. In 2017, we recorded before-tax impairments of $6,601 million for proved properties and $136 million for unproved properties. As we optimize our assets in the future, it is reasonably possible we may incur future losses upon sale or impairment charges to long-lived assets used in operations, investments in nonconsolidated entities accounted for under the equity method, and unproved properties. For additional information on our impairments in 2017, 2016 and 2015, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

•	Effective tax rate. Our operations are located in countries with different tax rates and fiscal structures. Accordingly, even in a stable commodity price and fiscal/regulatory environment, our overall effective tax rate can vary significantly between periods based on the “mix” of before-tax earnings within our global operations. Recent changes in the U.S. corporate income tax law, further discussed below, additionally impacted our effective tax rate in 2017.

•	Fiscal and regulatory environment. Our operations can be affected by changing economic, regulatory and political environments in the various countries in which we operate, including the United States. Civil unrest or strained relationships with governments may impact our operations or investments. These changing environments have generally negatively impacted our results of operations, and further changes to government fiscal take could have a negative impact on future operations. Our assets in Venezuela were expropriated in 2007. Our production operations in Libya and related oil exports were suspended or significantly curtailed from July 2013 to October 2016 due to the closure of the Es Sider crude oil export terminal, and they were also suspended in 2011 during Libya’s period of civil unrest. In 2016, the United Kingdom government enacted tax legislation which reduced our U.K. corporate tax rate by 10 percent.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Legislation”) was enacted, significantly revising the U.S. corporate income tax law by, among other things, lowering the corporate income tax rate from 35 percent to 21 percent, implementing a territorial tax system and imposing a one-time deemed repatriation tax on untaxed accumulated foreign earnings. We recognized a provisional, noncash tax benefit of $852 million, which is included as a component of our 2017 income tax expense, primarily related to the revaluation of deferred taxes at the lower 21 percent federal statutory rate. We did not incur nor expect to incur a tax cost related to the one-time repatriation of accumulated foreign earnings. While we anticipate the Tax Legislation will provide a positive impact to our U.S. operations in the future primarily because of the reduced U.S. federal statutory rate, we do not expect to realize cash tax benefits from the Tax Legislation until we move into a U.S. tax paying position. The ultimate impact of the Tax Legislation may differ from our current expectations, due to, among other things, changes in interpretations and assumptions the company has made or additional regulatory or accounting guidance that may be issued with respect to the Tax Legislation. For additional information, see Note 18—Income Taxes, in the Notes to Consolidated Financial Statements.

Our management carefully considers the fiscal and regulatory environment when evaluating projects or determining the levels and locations of our activity.

Outlook

Full-year 2018 production is expected to be 1,195 to 1,235 MBOED. This results in approximately 5 percent growth compared with full-year 2017 underlying production, which excludes the impact of closed and planned dispositions of 191 MBOED. First-quarter 2018 production is expected to be 1,180 to 1,220 MBOED. Production guidance for 2018 excludes Libya.

Operating Segments

We manage our operations through six operating segments, which are primarily defined by geographic region: Alaska, Lower 48, Canada, Europe and North Africa, Asia Pacific and Middle East, and Other International.

Corporate and Other represents costs not directly associated with an operating segment, such as most interest expense, premiums incurred on the early retirement of debt, corporate overhead, certain technology activities, as well as licensing revenues received.

Our key performance indicators, shown in the statistical tables provided at the beginning of the operating segment sections that follow, reflect results from our operations, including commodity prices and production.

RESULTS OF OPERATIONS

Consolidated Results

A summary of the company’s net loss attributable to ConocoPhillips by business segment follows:

	Millions of Dollars
Years Ended December 31	2017	2016	2015

Alaska	$1,466	319	4
Lower 48	(2,371)	(2,257)	(1,932)
Canada	2,564	(935)	(1,044)
Europe and North Africa	553	394	409
Asia Pacific and Middle East	(1,098)	209	(463)
Other International	167	(16)	(593)
Corporate and Other	(2,136)	(1,329)	(809)

Net loss attributable to ConocoPhillips	$(855)	(3,615)	(4,428)

2017 vs. 2016

Loss attributable to ConocoPhillips decreased $2,760 million in 2017. The decrease was mainly due to:

•	Higher commodity prices.
•	Lower depreciation, depletion and amortization (DD&A) expense, mainly due to lower unit-of-production rates from reserve revisions and disposition impacts.
•	Higher gains on dispositions, primarily due to a $1.6 billion after-tax gain in 2017 on the sale of certain Canadian assets.
•	Recognition of deferred tax benefits totaling $996 million, primarily related to the disposition of certain Canadian assets.
•	Recognition of deferred tax benefits totaling $852 million related to the Tax Legislation enacted on December 22, 2017.
•	Improved equity earnings, mainly due to higher realized prices, lower DD&A from asset disposition impacts, and the absence of a 2016 deferred tax charge of $174 million resulting from the change of the tax functional currency for APLNG to the U.S. dollar. These increases were partly offset by lower volumes from the disposition of our interest in the FCCL Partnership.
•	Lower exploration expenses mainly due to reduced leasehold impairment expense, dry hole costs and other exploration expenses.
•	A $337 million award from an arbitration settlement with The Republic of Ecuador.
•	Lower production and operating expenses, primarily due to asset disposition impacts.
•	Lower net interest expense, primarily due to impacts from the fair market value method of apportioning interest expense in the United States and reduced debt.

The reduction in loss was partly offset by:

•	Higher proved property and equity investment impairments, including a combined $2.5 billion after-tax impairment related to the sale of our interests in the San Juan Basin and the ongoing marketing of the Barnett, as well as a $2.4 billion before- and after-tax impairment of our equity investment in APLNG.
•	Lower volumes primarily due to asset dispositions in our Lower 48, Asia Pacific and Middle East, and Canada segments, as well as normal field decline.
•	A $238 million after-tax charge associated with our early retirements of debt in 2017.

2016 vs. 2015

Loss attributable to ConocoPhillips decreased $813 million in 2016. The decrease was mainly due to:

•	Lower exploration expenses. Exploration expenses decreased mainly due to reduced leasehold impairment expense and dry hole costs.
•	Lower proved property and equity investment impairments, including the absence of a $1.5 billion before- and after-tax impairment of our equity investment in APLNG in 2015.
•	Lower production and operating expenses.
•	A $161 million net deferred tax benefit resulting from a reduction in the U.K. tax rate, which was enacted in September 2016 and effective January 1, 2016.
•	The absence of a $129 million deferred tax charge from increased corporate tax rates in Canada in 2015.

The decrease in loss was partly offset by:

•	Lower commodity prices.
•	The absence of a $555 million net deferred tax benefit resulting from a change in the U.K. tax rate in 2015.
•	Lower crude oil, natural gas liquids, and gas sales volumes.
•	Lower equity earnings, primarily driven by increased DD&A expense, as well as a 2016 deferred tax charge of $174 million resulting from the change of the tax functional currency for APLNG to U.S. dollar.
•	Higher interest and debt expense.
•	Lower gain on dispositions, mainly due to the absence of a $368 million after-tax gain on the disposition of certain properties in our Lower 48 segment.

Income Statement Analysis

2017 vs. 2016

Sales and other operating revenues increased 23 percent in 2017, mainly due to higher realized prices across all commodities, partly offset by lower sales volumes, primarily in our Lower 48, Asia Pacific and Middle East, and Canada segments as a result of dispositions.

Equity in earnings of affiliates increased $720 million in 2017. The increase in equity earnings was primarily due to higher realized commodity prices at QG3, APLNG and FCCL; the absence of a 2016 deferred tax charge of $174 million resulting from a tax functional currency change; and reduced costs mainly from the disposition of our interest in the FCCL Partnership. The increase in earnings was partly offset by lower volumes as a result of our FCCL disposition.

Gain on dispositions increased 505 percent in 2017. The increase was primarily due to a before-tax gain of $2.1 billion on the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets. For additional information on gains on dispositions, see Note 4—Assets Held for Sale, Sold or Acquired, in the Notes to Consolidated Financial Statements.

Other income increased 107 percent in 2017, mainly due to a $337 million before- and after-tax International Centre for Settlement of Investment Disputes (ICSID) arbitration award from The Republic of Ecuador. The increase was partly offset by the absence of a gain of $88 million from our receipt of mineral properties and active leases from the Greater Northern Iron Ore Properties Trust and a $76 million before-tax damage claim settlement, both in our Lower 48 segment in 2016.

Purchased commodities increased 25 percent in 2017, mainly due to higher commodity prices and increased activity.

Selling, general and administrative (SG&A) expenses decreased 22 percent in 2017, primarily due to reduced restructuring expenses, lower headcount and reduced activity.

Exploration expenses decreased 51 percent in 2017, primarily as a result of lower leasehold impairment expense, dry hole costs and other exploration expenses.

Leasehold impairment expense was reduced mainly due to the absence of 2016 before-tax charges of $203 million for our Gibson and Tiber leaseholds. The expense was further reduced by the absence of before-tax charges of $95 million for our Melmar leasehold and $79 million for various Gulf of Mexico leases after completion of marketing efforts. The reduction was partly offset by a before-tax charge of $51 million for Shenandoah in deepwater Gulf of Mexico and a before-tax charge of $38 million for certain mineral assets in our Lower 48 segment, both in 2017.

Dry hole costs were reduced primarily due to the absence of 2016 before-tax charges in deepwater Gulf of Mexico of $249 million for our Gibson and Tiber wells, and $128 million for our Melmar well. The absence of a $256 million before-tax charge in 2016 for two dry holes in Nova Scotia further reduced costs. The reduction in dry hole costs was partly offset by 2017 before-tax charges of $288 million for multiple wells in Shenandoah, including wells previously suspended, and $63 million for several wells in the Powder River Basin.

Other exploration expenses were reduced mainly due to the absence of a $146 million before-tax expense in 2016 related to the cancellation of our final Gulf of Mexico deepwater drillship contract, as well as lower rig stacking costs in Angola. The decrease in expense was partly offset by a $43 million net before-tax charge in 2017 for the settlement of our drilling rig contract in Angola.

For additional information on leasehold impairments and other exploration expenses, see Note 7—Suspended Wells and Other Exploration Expenses, and Note 8—Impairments, in the Notes to Consolidated Financial Statements.

DD&A decreased 24 percent in 2017, mainly due to lower unit-of-production rates from reserve revisions and disposition impacts in our Canada and Lower 48 segments.

Impairments increased $6,462 million in 2017. For additional information, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.

Interest and debt expense decreased 12 percent in 2017, primarily due to impacts from the fair market value method of apportioning interest expense in the United States and lower interest on debt.

Other expense included before-tax charges of $302 million in 2017 for premiums on early debt retirements.

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

Equity in earnings of affiliates decreased 92 percent in 2016. The decrease was primarily due to lower commodity prices, increased DD&A mainly from Trains 1 and 2 being placed in service at APLNG, and a 2016 deferred tax charge of $174 million resulting from a tax functional currency change. The decrease in earnings was partly offset by higher sales volumes at APLNG and FCCL Partnership, as well as lower production taxes at QG3.

Gain on dispositions decreased 39 percent in 2016. The decrease resulted from the absence of a $583 million before-tax gain in 2015 from the sales of producing properties in East Texas and North Louisiana, South Texas, and a certain pipeline and gathering assets in South Texas, as well as a $26 million before-tax loss on the sale of our interest in the Block B PSC in Indonesia in 2016. The decrease was partly offset by the absence of a $149 million before-tax loss on the disposition of noncore assets in western Canada in the fourth quarter of 2015; and gains on the 2016 dispositions of ConocoPhillips Senegal B.V., the entity that held our interests in three exploration blocks offshore Senegal, the Alaska Beluga River Unit natural gas field, and noncore assets in the Lower 48. For additional information on gains on dispositions, see Note 4—Assets Held for Sale, Sold or Acquired, in the Notes to Consolidated Financial Statements.

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

Production and operating expenses decreased 19 percent in 2016, mainly due to lower operating expense activity, reduced headcount and dispositions of noncore assets, as well as favorable foreign currency impacts.

SG&A expenses decreased 24 percent in 2016, primarily due to reduced restructuring expenses, lower headcount and reduced activity. The decrease was partly offset by increases from market impacts on certain compensation programs.

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

For additional information on leasehold impairments and other exploration expenses, see Note 7—Suspended Wells and Other Exploration Expenses, and Note 8—Impairments, in the Notes to Consolidated Financial Statements.

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

Interest and debt expense increased 35 percent in 2016, primarily due to lower capitalized interest on projects and increased debt.

See Note 18—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our income tax benefit and effective tax rate.

Summary Operating Statistics

	2017	2016	2015

Average Net Production
Crude oil (MBD)*	599	598	605
Natural gas liquids (MBD)	111	145	156
Bitumen (MBD)	122	183	151
Natural gas (MMCFD)**	3,270	3,857	4,060

Total Production (MBOED)***	1,377	1,569	1,589

	Dollars Per Unit

Average Sales Prices
Crude oil (per barrel)	$51.96	40.86	48.26
Natural gas liquids (per barrel)	25.22	16.68	17.79
Bitumen (per barrel)	22.66	15.27	18.72
Natural gas (per thousand cubic feet)	4.07	3.00	3.96

	Millions of Dollars

Worldwide Exploration Expenses
General and administrative; geological and geophysical, lease rental, and other	$372	731	1,127
Leasehold impairment	136	466	1,924
Dry holes	430	718	1,141

	$938	1,915	4,192

      *Thousands of barrels per day.

    **Millions of cubic feet per day. Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.

  ***Thousands of barrels of oil equivalent per day.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At December 31, 2017, our operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, Timor-Leste, Indonesia, China, Malaysia, Qatar and Libya.

Total production, including Libya, of 1,377 MBOED decreased 12 percent in 2017 compared with 2016. The decrease in total average production primarily resulted from noncore asset dispositions, including our Canada and San Juan transactions in 2017 and the sale of our interest in the Block B production sharing contract (PSC) in Indonesia in 2016, and normal field decline. The decrease in production was partly offset by production from major developments, including tight oil plays in the Lower 48; Malikai and the Kebabangan gas field in Malaysia; Surmont in Canada; and APLNG in Australia. Improved drilling and well performance in Alaska, Norway and China also partly offset the decrease in production. Excluding Libya, our 2017 production was 1,356 MBOED. Adjusted for the impact of closed and planned dispositions of 191 MBOED in 2017 and 434 MBOED in 2016 and Libya, our underlying production increased 32 MBOED, or 3 percent, compared with 2016.

In 2016, total production, including Libya, of 1,569 MBOED decreased 1 percent compared with 2015. The decrease in total average production primarily resulted from normal field decline and the loss of 72 MBOED mainly attributable to the 2015 dispositions of several noncore assets in the Lower 48, western Canada and the sale of our interest in the Polar Lights Company in Russia. The decrease in production was partly offset by additional production from major developments, including tight oil plays in the Lower 48; APLNG in Australia; the Western North Slope in Alaska; the Kebabangan gas field in Malaysia; and the Greater Ekofisk Area in Norway. Improved drilling and well performance in Canada, Norway, the Lower 48, and China, as well as lower unplanned downtime in the Lower 48 also partly offset the decrease in production. Assets sold in 2016 produced 27 MBOED and 36 MBOED in 2016 and 2015, respectively.

Alaska

	2017	2016	2015

Net Income Attributable to ConocoPhillips (millions of dollars)	$1,466	319	4

Average Net Production
Crude oil (MBD)	167	163	158
Natural gas liquids (MBD)	14	12	13
Natural gas (MMCFD)	7	25	42

Total Production (MBOED)	182	179	178

Average Sales Prices
Crude oil (per barrel)	$53.33	41.93	51.61
Natural gas (per thousand cubic feet)	2.72	5.22	4.33

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids, natural gas and LNG. In 2017, Alaska contributed 22 percent of our worldwide liquids production and less than 1 percent of our natural gas production.

2017 vs. 2016

Alaska reported earnings of $1,466 million in 2017, compared with earnings of $319 million in 2016. The increase in earnings was mainly due to an $892 million tax benefit from the revaluation of allocated U.S. deferred taxes at a lower federal statutory rate, in accordance with the newly enacted Tax Legislation. Earnings were additionally improved due to higher crude oil prices in 2017. The earnings increase was partly offset by a $110 million after-tax impairment charge for the associated properties, plants and equipment of our small interest in the Point Thomson unit.

Average production increased 2 percent in 2017 compared with 2016, as the impact of normal field decline was more than offset by well performance in the Western North Slope, Greater Prudhoe and Greater Kuparuk areas and lower unplanned downtime.

2016 vs. 2015

Alaska reported earnings of $319 million in 2016, compared with earnings of $4 million in 2015. The increase in earnings was mainly due to:

•	Lower exploration expenses, primarily due to the absence of the 2015 impairment charge for our Chukchi Sea leasehold and capitalized interest. For additional information on our impairments, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.
•	Reduced production and operating expense, mainly from lower maintenance costs and general and administrative expenses.
•	Enhanced oil recovery tax credits.

•	Higher crude oil sales volumes, partly offset by the absence of LNG sales volumes.
•	A $57 million after-tax impact for the recognition of state deferred tax assets.
•	A $36 million after-tax gain on the sale of our interest in the Alaska Beluga River Unit natural gas field.

The increase in earnings was partly offset by lower crude oil prices and higher DD&A expense, mainly due to capital additions.

Average production increased 1 percent in 2016 compared with 2015, primarily due to new production from the Alpine CD5 drill site and strong well performance in the Greater Prudhoe Area. The production increase was partly offset by normal field decline.

Acquisition

In January 2018, we entered into an agreement to acquire certain oil and gas assets in Alaska for $400 million, subject to customary adjustments. The acquisition is subject to regulatory approval. We will have a 100 percent interest in approximately 1.2 million acres of exploration and development lands, including the Willow Discovery.

Lower 48

	2017	2016	2015

Net Loss Attributable to ConocoPhillips (millions of dollars)	$(2,371)	(2,257)	(1,932)

Average Net Production
Crude oil (MBD)	180	195	206
Natural gas liquids (MBD)	69	88	94
Natural gas (MMCFD)	898	1,219	1,472

Total Production (MBOED)	399	486	545

Average Sales Prices
Crude oil (per barrel)	$47.36	37.49	42.62
Natural gas liquids (per barrel)	22.20	14.34	14.01
Natural gas (per thousand cubic feet)	2.73	2.20	2.43

The Lower 48 segment consists of operations located in the U.S. Lower 48 states and exploration activities in the Gulf of Mexico. During 2017, the Lower 48 contributed 30 percent of our worldwide liquids production and 27 percent of our natural gas production.

2017 vs. 2016

Lower 48 reported a loss of $2,371 million after-tax in 2017, compared with a loss of $2,257 million after-tax in 2016. The increase in loss was primarily due to proved property impairments in 2017, totaling $2.5 billion after-tax, for our interests in the San Juan Basin and the Barnett which were written down to fair value less costs to sell. Lower natural gas, crude oil and natural gas liquids sales volumes from asset dispositions and normal field decline further increased losses during the year.

The increase in losses was partly offset by:

•	Lower DD&A expense, mainly resulting from a lower unit-of-production rate from reserve revisions, disposition impacts and lower volumes.
•	A $689 million tax benefit, primarily related to the revaluation of allocated U.S. deferred taxes at a lower federal statutory rate, in accordance with the newly enacted Tax Legislation.
•	Higher realized crude oil, natural gas liquids and natural gas prices.
•	Lower exploration expenses mainly due to:

¡	Lower leasehold impairment expense, primarily the absence of 2016 after-tax charges of $132 million for our Gibson and Tiber leaseholds; $62 million for our Melmar leasehold and $52 million for various Gulf of Mexico leases after completion of marketing efforts. The reduction was partly offset by an after-tax charge of $33 million for Shenandoah in deepwater Gulf of Mexico and an after-tax charge of $24 million for certain mineral assets, both in 2017.
¡	Lower other exploration expenses, mainly due to the absence of a $95 million after-tax expense in 2016 related to the cancellation of our final Gulf of Mexico deepwater drillship contract.
¡	Lower dry hole costs primarily due to the absence of 2016 after-tax charges in deepwater Gulf of Mexico of $162 million for our Gibson and Tiber wells, and $83 million for our Melmar well, partly offset by 2017 after-tax charges of $187 million for multiple wells in Shenandoah and $41 million for several wells in the Powder River Basin.

In 2017, our average realized crude oil price of $47.36 per barrel was 7 percent less than WTI of $50.90 per barrel. The differential is driven primarily by local market dynamics in the Gulf Coast and Bakken.

Total average production decreased 18 percent in 2017 compared with 2016. The decrease was mainly attributable to normal field decline and the disposition of our interests in the San Juan Basin, partly offset by new production, primarily from Eagle Ford and Bakken.

Asset Disposition

On July 31, 2017, we completed the sale of our interests in the San Juan Basin for total proceeds comprised of $2.5 billion in cash after customary adjustments and a contingent payment of up to $300 million. The six-year contingent payment, effective beginning January 1, 2018, is due annually for the periods in which the monthly U.S. Henry Hub price is at or above $3.20 per million British thermal units.

On September 29, 2017, we completed the sale of our interest in the Panhandle assets for $178 million in cash after customary adjustments.

For additional information on our asset sales in the Lower 48, see Note 4—Assets Held for Sale, Sold or Acquired, in the Notes to Consolidated Financial Statements.

2016 vs. 2015

Lower 48 reported a loss of $2,257 million after-tax in 2016, compared with a loss of $1,932 million after-tax in 2015. The increase in losses was primarily due to:

•	The absence of a $368 million after-tax gain on the disposition of certain properties in South Texas, East Texas and North Louisiana.
•	Lower crude oil and natural gas prices.
•	Lower sales volumes across all commodities due to dispositions and field decline.
•	Higher proved property impairments, including a $49 million after-tax impairment associated with changes to development plans for Eagle Ford infrastructure.

The increase in losses was partly offset by:

•	Lower production and operating expenses, mainly due to reduced activity and cost efficiencies.
•	Lower exploration expenses, mainly due to:

¡	Reduced other exploration costs, mainly due to the absence of a $216 million after-tax charge related to the termination of our Gulf of Mexico deepwater drillship contract with Ensco in 2015, partly offset by 2016 rig cancellation and related third party costs of $95 million after-tax for our final Gulf of Mexico deepwater drillship contract.
¡	Lower general and administrative, and geological and geophysical expenses.
¡	Lower leasehold impairment expense, including the absence of 2015 after-tax charges of $154 million for certain leases in the Gulf of Mexico and $100 million for various blocks in the Gila Prospect. The decrease in leasehold impairment was partly offset by 2016 after-tax charges of $132 million for our Gibson and Tiber leaseholds and $62 million for the Melmar Prospect, all in the Gulf of Mexico.
¡	Lower exploration expenses were partly offset by slightly increased dry hole costs in 2016, including after-tax charges in deepwater Gulf of Mexico of $162 million for our Gibson and Tiber wells and $83 million associated with our Melmar well. Dry hole costs in 2016 were partly offset by the absence of a $111 million after-tax charge in 2015 associated with two wells in the Gila Prospect in the deepwater Gulf of Mexico.

•	An $88 million gain associated with our receipt of Greater Northern Iron Ore Properties Trust assets in the fourth quarter of 2016.
•	A $48 million after-tax benefit from a damage claim settlement.
•	A $38 million after-tax gain from the disposition of noncore assets and lease exchanges.
•	Lower DD&A, mainly due to 2016 reserve additions and reduced volumes, partly offset by price-related reserve revisions.

Total average production decreased 11 percent in 2016 compared with 2015. The decrease was mainly attributable to normal field decline and the 2015 disposition of noncore properties in East Texas and North Louisiana, as well as South Texas. The reduction was partly offset by new production and well performance, primarily from Eagle Ford, Bakken and the Permian Basin, as well as lower unplanned downtime.

Canada

	2017	2016	2015

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$2,564	(935)	(1,044)

Average Net Production
Crude oil (MBD)	3	7	12
Natural gas liquids (MBD)	9	23	26
Bitumen (MBD)
Consolidated operations	59	35	13
Equity affiliates	63	148	138

Total bitumen	122	183	151

Natural gas (MMCFD)	187	524	715

Total Production (MBOED)	165	300	308

Average Sales Prices
Crude oil (per barrel)	$43.69	35.25	39.52
Natural gas liquids (per barrel)	21.51	14.82	17.02
Bitumen (dollars per barrel)
Consolidated operations	21.43	12.91	20.13
Equity affiliates	23.83	15.80	18.58
Total bitumen	22.66	15.27	18.72
Natural gas (per thousand cubic feet)	1.93	1.49	1.91

Our Canadian operations mainly consist of an oil sands development in the Athabasca region of northeastern Alberta and a liquids-rich unconventional play in western Canada. In 2017, Canada contributed 16 percent of our worldwide liquids production and 6 percent of our worldwide natural gas production.

2017 vs. 2016

Canada operations reported earnings of $2,564 million in 2017, an increase of $3,499 million compared with 2016. The earnings increase was mainly due to an after-tax gain of $1.6 billion on the sale of certain Canadian assets, further discussed below, as well as the recognition of $996 million in deferred tax benefits related to the capital gains component of our disposition and the recognition of previously unrealizable Canadian tax basis.

In addition to the items discussed above, earnings were further increased due to:

•	Lower DD&A, mainly from disposition impacts.
•	Lower dry hole costs, mainly due to the absence of 2016 combined after-tax charges in offshore Nova Scotia of $187 million for our Cheshire and Monterey Jack wells.
•	Higher realized prices across all commodities.
•	A $114 million tax benefit related to our prior decision to exit Nova Scotia deepwater exploration.
•	Lower production and operating expenses.
•	Improved equity earnings, as improved prices and reduced DD&A more than offset the volume loss from our Canada disposition.

The earnings increase was partly offset by additional volume reductions from the disposition of our western Canada gas assets.

Total average production decreased 45 percent in 2017 compared with 2016. The production decrease was primarily due to the Canada disposition, partly offset by production ramp-up at Surmont.

Asset Disposition

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Consideration for the transaction was $11.0 billion in cash after customary adjustments, 208 million Cenovus Energy common shares and a five-year uncapped contingent payment. The contingent payment, calculated and paid on a quarterly basis, is $6 million Canadian dollars (CAD) for every $1 CAD by which the Western Canada Select (WCS) quarterly average crude price exceeds $52 CAD per barrel. See Note 4—Assets Held for Sale, Sold or Acquired and Note 6—Investment in Cenovus Energy, in the Notes to Consolidated Financial Statements, for additional information regarding our Canada disposition.

2016 vs. 2015

Canada operations reported a loss of $935 million in 2016, a decrease in loss of $109 million compared with 2015. The decrease in loss was primarily due to:

•	The absence of a $136 million impact of a 2 percent increase in Alberta corporate tax rates on deferred taxes in 2015.
•	Lower production and operating expenses, mainly due to reduced headcount and the disposition of noncore assets in western Canada.
•	Lower exploration expenses, mainly due to:

¡	Reduced leasehold impairment expense, including the absence of an impairment charge for undeveloped leasehold in the Duvernay, Thornbury, Saleski and Crow Lake areas. The reduction in leasehold impairment expense was partly offset by a $23 million after-tax charge in the fourth quarter of 2016 primarily due to decisions to discontinue further testing on undeveloped leaseholds.
¡	Lower general and administrative, and geological and geophysical expenses.
¡	Lower dry hole costs, mainly due to the absence of 2015 charges associated with our Horn River, Northwest Territories, Thornbury and Saleski properties, partly offset by dry hole costs in 2016, including total after-tax charges in offshore Nova Scotia of $187 million for our Cheshire and Monterey Jack wells.

•	Higher gains on dispositions, including the absence of a $103 million net after-tax loss on the disposition of noncore assets in western Canada in 2015.

The decrease in loss was partly offset by lower commodity prices; higher DD&A expense, mainly from price-related reserve revisions; and a $42 million after-tax impairment charge related to certain developed properties in central Alberta, which were classified as held for sale, being written down to fair value less costs to sell.

Total average production decreased 3 percent in 2016 compared with 2015, while bitumen production increased 21 percent over the same periods. The decrease in total production was mainly attributable to the disposition of noncore assets in western Canada and normal field decline. The production decrease was partly offset by strong well performance in western Canada, Surmont and FCCL.

Europe and North Africa

	2017	2016	2015

Net Income Attributable to ConocoPhillips (millions of dollars)	$553	394	409

Average Net Production
Crude oil (MBD)	142	122	120
Natural gas liquids (MBD)	8	7	7
Natural gas (MMCFD)	484	460	476

Total Production (MBOED)	230	205	207

Average Sales Prices
Crude oil (dollars per barrel)	$54.21	43.66	52.75
Natural gas liquids (per barrel)	34.07	22.62	27.56
Natural gas (per thousand cubic feet)	5.70	4.71	7.14

The Europe and North Africa segment consists of operations principally located in the Norwegian and U.K. sectors of the North Sea, the Norwegian Sea and Libya. In 2017, our Europe and North Africa operations contributed 18 percent of our worldwide liquids production and 15 percent of our natural gas production.

2017 vs. 2016

Earnings for Europe and North Africa operations of $553 million increased 40 percent in 2017. The increase in earnings was primarily due to higher realized crude oil, natural gas and natural gas liquids prices. Earnings were additionally improved by lower DD&A, mainly due to reserve revisions; a $60 million tax benefit from the revaluation of allocated U.S. deferred taxes at a lower U.S. federal statutory rate, in accordance with the newly enacted Tax Legislation; and a $41 million tax benefit in Norway.

The increase in earnings was partly offset by the absence of a 2016 net deferred tax benefit of $161 million resulting from a change in the U.K. tax rate and a lower credit to impairment in 2017, compared to 2016, reflecting the annual updates to asset retirement obligations (ARO) on fields at or nearing the end of life which were impaired in prior years. The earnings improvement was further reduced by a net deferred tax charge of $65 million in the U.K. resulting from updated assumptions regarding applicable tax rates.

Average production increased 12 percent in 2017, compared with 2016. The increase was mainly due to the resumption and ramp-up of production in Libya; improved drilling and well performance in Norway; new production from the Greater Britannia Area and Norway; and higher Norway gas offtake, partly offset by normal field decline.

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

The decrease in earnings was partly offset by:

•	Lower property impairments, including the absence of 2015 after-tax charges of $317 million in the U.K. due to lower crude oil and natural gas prices, and a $180 million credit to impairment in 2016 due to decreased ARO estimates on fields at or nearing the end of life which were impaired in prior years. The reduction in property impairments was partly offset by a $59 million after-tax charge associated with our Calder Field and Rivers terminal in the U.K. For additional information on our impairments, see Note 8—Impairments, in the Notes to Consolidated Financial Statements.
•	Lower DD&A expense in the U.K. driven by reduced rate, as a result of completed depreciation on the Brodgar H3 tie-back well in 2015, and lower volumes.
•	A $161 million net deferred tax benefit resulting from a reduction in the U.K. tax rate, which was enacted in September 2016 and effective January 1, 2016.
•	Reduced operating expenses across the segment.

Average production decreased 1 percent in 2016, compared with 2015. The decrease in production was mainly due to normal field decline, partly offset by improved drilling and well performance in Norway and new production from the Greater Ekofisk and Greater Britannia areas. Libya production remained largely shut in, as the Es Sider crude oil export terminal closure continued throughout the third quarter of 2016. Production resumed in Libya in October 2016.

Asia Pacific and Middle East

	2017	2016	2015

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$(1,098)	209	(463)

Average Net Production
Crude oil (MBD)
Consolidated operations	93	97	91
Equity affiliates	14	14	14

Total crude oil	107	111	105

Natural gas liquids (MBD)
Consolidated operations	4	7	9
Equity affiliates	7	8	7

Total natural gas liquids	11	15	16

Natural gas (MMCFD)
Consolidated operations	687	730	717
Equity affiliates	1,007	899	638

Total natural gas	1,694	1,629	1,355

Total Production (MBOED)	401	399	347

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$54.38	42.23	49.70
Equity affiliates	54.76	44.11	53.12
Total crude oil	54.43	42.47	50.16
Natural gas liquids (dollars per barrel)
Consolidated operations	41.37	29.00	37.78
Equity affiliates	38.74	31.13	35.79
Total natural gas liquids	39.75	30.11	36.88
Natural gas (dollars per thousand cubic feet)
Consolidated operations	4.98	4.31	6.23
Equity affiliates	4.27	2.97	4.83
Total natural gas	4.55	3.57	5.58

The Asia Pacific and Middle East segment has operations in China, Indonesia, Malaysia, Australia, Timor-Leste and Qatar, as well as exploration activities in Brunei. During 2017, Asia Pacific and Middle East contributed 14 percent of our worldwide liquids production and 52 percent of our natural gas production.

2017 vs. 2016

Asia Pacific and Middle East reported a loss of $1,098 million in 2017, compared with earnings of $209 million in 2016. The increase in loss was mainly due to a $2,384 million before- and after-tax charge for the impairment of our APLNG investment in 2017. For additional information on our APLNG impairment, see the “APLNG” section of Note 5—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements. Additionally, lower sales volumes in Indonesia, Australia and China further increased losses.

The increase in losses was partly offset by higher equity earnings, mainly as a result of higher commodity prices, increased sales volumes at APLNG and the absence of a 2016 deferred tax charge of $174 million resulting from the change of our APLNG tax functional currency. Higher realized crude oil and natural gas prices on non-equity volumes further reduced the loss.

Average production was essentially flat in 2017.

2016 vs. 2015

Asia Pacific and Middle East reported earnings of $209 million in 2016, compared with a loss of $463 million in 2015. The earnings increase was mainly due to:

•	The absence of a $1,502 million before- and after-tax charge for the impairment of our APLNG investment in 2015. For additional information on our APLNG impairment, see the “APLNG” section of Note 5—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements.
•	Higher LNG sales volumes.
•	Lower production taxes.
•	Reduced feedstock costs at Darwin LNG.
•	Lower operating expenses, mainly due to lower general and administrative spend, maintenance costs and transportation expenses across the segment.
•	Lower exploration expenses, mainly due to lower dry hole costs, as well as the absence of a $41 million after-tax charge in 2015 for the impairment of our relinquished Palangkaraya PSC, and reduced exploration general and administrative expense.

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

Other International

	2017	2016	2015

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$167	(16)	(593)

Average Net Production
Crude oil (MBD)
Equity affiliates	-	-	4

Total Production (MBOED)	-	-	4

Average Sales Prices
Crude oil (dollars per barrel)
Equity affiliates	-	-	37.21

The Other International segment includes exploration activities in Colombia and Chile.

2017 vs. 2016

Other International operations reported earnings of $167 million in 2017, compared with a loss of $16 million in 2016. The increase in earnings was primarily due to a $320 million before- and after-tax ICSID award from an arbitration with The Republic of Ecuador. Earnings were additionally increased due to lower rig stacking costs in Angola. The increase in earnings was partly offset by the absence of a $138 million gain in 2016 on the disposition of ConocoPhillips Senegal B.V., the entity that held our interest in three exploration blocks offshore Senegal, and a $45 million tax charge from the revaluation of allocated U.S. deferred taxes at a lower U.S. federal statutory rate, in accordance with the newly enacted Tax Legislation.

2016 vs. 2015

Other International operations reported a loss of $16 million in 2016, compared with a loss of $593 million in 2015. The decrease in losses was primarily due to the absence of after-tax charges in 2015 of $235 million, $75 million and $32 million net for property impairments on our Angola Block 36, Angola Block 37 and Poland leasehold, respectively. Additionally, losses decreased due to the absence of the 2015 after-tax dry hole expenses offshore Angola of $81 million for the Omosi-1 well and $59 million for the Vali-1 well, combined with a $138 million gain on the 2016 disposition of ConocoPhillips Senegal B.V., the entity that held our interest in three exploration blocks offshore Senegal.

Corporate and Other

	Millions of Dollars

	2017	2016	2015

Net Loss Attributable to ConocoPhillips
Net interest	$(739)	(980)	(518)
Corporate general and administrative expenses	(284)	(289)	(246)
Technology	20	50	122
Other	(1,133)	(110)	(167)

	$(2,136)	(1,329)	(809)

2017 vs. 2016

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest decreased 25 percent in 2017 compared with 2016, primarily due to impacts from the fair market value method of apportioning interest expense in the United States and lower interest as a result of reduced debt. Higher interest income further drove the decrease in net interest, which was partly offset by lower capitalized interest on projects.

Corporate general and administrative expenses which include pension settlement expenses and compensation program costs was essentially flat in 2017.

Technology includes our investment in new technologies or businesses, as well as licensing revenues received. Activities are focused on tight oil reservoirs, LNG, oil sands and other production operations. Earnings from Technology were $20 million in 2017, compared with $50 million in 2016. The decrease in earnings primarily resulted from lower licensing revenues, partly offset by reduced technology program spend.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment and premiums incurred on the early retirement of debt. “Other” expenses increased $1,023 million in 2017, mainly due to an $813 million tax charge from the revaluation of deferred taxes at a lower federal statutory rate, in accordance with the newly enacted Tax Legislation and premiums on our early retirement of debt.

2016 vs. 2015

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

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated

	2017	2016	2015

Net cash provided by operating activities	$7,077	4,403	7,572
Cash and cash equivalents	6,325	3,610	2,368
Short-term debt	2,575	1,089	1,427
Total debt	19,703	27,275	24,880
Total equity	30,801	35,226	40,082
Percent of total debt to capital*	39%	44	38
Percent of floating-rate debt to total debt	5%	9	7

    *Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, proceeds from asset sales, our commercial paper and credit facility programs and our shelf registration statement. In 2017, the primary uses of our available cash were $7,876 million to reduce debt; $4,591 million to support our ongoing capital expenditures and investments program; $1,305 million to pay dividends on our common stock; $1,790 million net purchases of short-term investments; $3,000 million to repurchase our common stock; and a $600 million contribution to our domestic qualified pension plan. During 2017, cash and cash equivalents increased by $2,715 million to $6,325 million.

We believe current cash balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Sources of Capital” section, will be sufficient to meet our funding requirements in the near and long term, including our capital spending program, share repurchases, dividend payments and required debt payments.

Significant Sources of Capital

Operating Activities

During 2017, cash provided by operating activities was $7,077 million, a 61 percent increase from 2016. The increase was primarily due to higher prices across all commodities.

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

The level of absolute production volumes, as well as product and location mix, impacts our cash flows. Our 2017 production averaged 1,377 MBOED. Full-year 2018 production is expected to be 1,195 to 1,235 MBOED. This results in approximately 5 percent growth compared with full-year 2017 underlying production, which excludes the impact of closed and planned dispositions of 191 MBOED. Production guidance for 2018 excludes Libya. Future production is subject to numerous uncertainties, including, among others, the volatile crude oil and natural gas price environment, which may impact investment decisions; the effects of price changes on production sharing and variable-royalty contracts; acquisition and disposition of fields; field production decline rates; new technologies; operating efficiencies; timing of startups and major turnarounds; political instability; weather-related disruptions; and the addition of proved reserves through exploratory success and their timely and cost-effective development. While we actively manage these factors, production levels can cause variability in cash flows, although generally this variability has not been as significant as that caused by commodity prices.

To maintain or grow our production volumes on an ongoing basis, we must continue to add to our proved reserve base. Our total reserve replacement in 2017 was negative 168 percent. Our organic reserve replacement, which excludes the impact of sales and purchases, was 200 percent in 2017. Over the five-year period ended December 31, 2017, our reserve replacement was a negative 24 percent (including 3 percent from consolidated operations) reflecting the impact of asset dispositions and lower prices. The total reserve replacement amount above is based on the sum of our net additions (revisions, improved recovery, purchases, extensions and discoveries, and sales) divided by our production, as shown in our reserve table disclosures. For additional information about our 2018 capital budget, see the “2018 Capital Budget” section within “Capital Resources and Liquidity” and for additional information on proved reserves, including both developed and undeveloped reserves, see the “Oil and Gas Operations” section of this report.

As discussed in the “Critical Accounting Estimates” section, engineering estimates of proved reserves are imprecise; therefore, each year reserves may be revised upward or downward due to the impact of changes in commodity prices or as more technical data becomes available on reservoirs. In 2017, revisions increased reserves, while in 2016 and 2015, revisions decreased reserves. It is not possible to reliably predict how revisions will impact reserve quantities in the future.

Investing Activities

Proceeds from asset sales in 2017 were $13.9 billion. We completed the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Consideration for the transaction included $11.0 billion in cash after customary adjustments and 208 million Cenovus Energy common shares. We completed the sale of our interests in the San Juan Basin to an affiliate of Hilcorp Energy Company. Total proceeds for the sale was $2.5 billion in cash after customary adjustments. We also completed the sale of our interest in the Panhandle assets for $178 million in cash after customary adjustments.

Proceeds from asset dispositions in 2016 were $1.3 billion, primarily from the sales of ConocoPhillips Senegal B.V., the entity that held our 35 percent interest in three exploration blocks offshore Senegal; our 40 percent interest in South Natuna Sea Block B in Indonesia; our interest in the Alaska Beluga River Unit natural gas field in the Cook Inlet; and certain mineral and non-mineral fee lands in northeastern Minnesota.

For additional information on our dispositions and investment in Cenovus common shares, see Note 4—Assets Held for Sale, Sold or Acquired and Note 6—Investment in Cenovus Energy, in the Notes to Consolidated Financial Statements, and the Results of Operations section within Management’s Discussion and Analysis.

Commercial Paper and Credit Facilities

We have a revolving credit facility totaling $6.75 billion, expiring in June 2019. Our revolving credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper programs. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or any of its consolidated subsidiaries.

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

We have two commercial paper programs. The ConocoPhillips $6.25 billion commercial paper program is available to fund short-term working capital needs. We also have the ConocoPhillips Qatar Funding Ltd. $500 million commercial paper program, which is used to fund commitments relating to QG3. Commercial paper maturities are generally limited to 90 days. We had no commercial paper outstanding at December 31, 2017 or 2016, under either the ConocoPhillips or the ConocoPhillips Qatar Funding Ltd. commercial paper program. We had no direct borrowings or letters of credit issued under the revolving credit facility. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.75 billion in borrowing capacity under our revolving credit facility at December 31, 2017.

In the first quarter of 2017, Fitch and Standard & Poor’s reflected an improvement in their outlook for our debt from “negative” to “stable” and affirmed our long-term debt rating at “A-.” In January 2018, Fitch further improved their outlook for our debt from “stable” to “positive.” After improving their outlook for our debt from “negative” to “positive” in the first quarter of 2017, Moody’s Investor Services upgraded our long-term debt rating from “Baa2” to “Baa1” with a stable outlook in the third quarter of 2017 in response to our debt reduction. We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, in the event of a downgrade of our credit rating. If our credit rating were downgraded, it could increase the cost of corporate debt available to us and restrict our access to the commercial paper markets. If our credit rating were to deteriorate to a level prohibiting us from accessing the commercial paper market, we would still be able to access funds under our revolving credit facility.

Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At December 31, 2017 and 2016, we had direct bank letters of credit of $338 million and $304 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of credit ratings downgrades, we may be required to post additional letters of credit.

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

Our debt balance at December 31, 2017, was $19.7 billion, a decrease of $7.6 billion from the balance at December 31, 2016.

In 2017, two notes totaling $1,001 million were paid at maturity, including the $1.0 billion 1.05% Notes due 2017. Also in 2017, we prepaid the $1,450 million term loan facility due in 2019. We also redeemed a total $5.0 billion of debt, described below, incurring $301 million in premiums above book value, which are reported in the “Other expense” line on our consolidated income statement.

•	6.65% Debentures due 2018 with principal of $297 million.
•	5.20% Notes due 2018 with principal of $500 million.
•	1.5% Notes due 2018 with principal of $750 million.
•	5.75% Notes due 2019 with principal of $2.25 billion.
•	6.00% Notes due 2020 with principal of $1.0 billion.
•	4.20% Notes due 2021 with principal of $1.25 billion (partial redemption of $250 million).

In the fourth quarter of 2017, we gave notice to redeem the following debt instruments totaling $2.25 billion.

•	2.2% Notes due 2020 with principal of $500 million.
•	4.20% Notes due 2021 with remaining principal of $1.0 billion.
•	2.875% Notes due 2021 with principal of $750 million.

The prepayments occurred on January 22, 2018, and we incurred premiums above book value of $75 million.

On a longer-term basis our debt target is $15 billion by year-end 2019. In the future, we may redeem other debt instruments or purchase debt instruments in the open market or otherwise, as we seek to achieve this target. Any such redemptions or purchases would be subject to market conditions and other factors, and may be conducted or discontinued at any time without prior notice. For more information on Debt, see Note 10—Debt, in the Notes to Consolidated Financial Statements.

On January 31, 2017, we announced a 6 percent increase in the quarterly dividend to $0.265 per share. The dividend was paid on March 1, 2017, to stockholders of record at the close of business on February 14, 2017. On May 5, 2017, we announced a quarterly dividend of $0.265 per share. The dividend was paid on June 1, 2017, to stockholders of record at the close of business on May 15, 2017. On July 12, 2017, we announced a quarterly dividend of $0.265 per share. The dividend was paid on September 1, 2017, to stockholders of record at the close of business on July 24, 2017. On October 6, 2017, we announced a quarterly dividend of $0.265 per share which was paid on December 1, 2017, to stockholders of record at the close of business on October 16, 2017. Additionally, on February 1, 2018, we announced an increase in the quarterly dividend to $0.285 per share, compared with the previous quarterly dividend of $0.265 per share. The dividend is payable on March 1, 2018, to stockholders of record at the close of business on February 12, 2018.

On November 10, 2016, we announced plans to purchase up to $3 billion of our common stock through 2019. On March 29, 2017, we announced plans to double our share repurchase program to $6 billion of common stock through 2019, with $3 billion allocated and purchased in 2017, and the remainder allocated evenly to 2018 and 2019. On February 1, 2018, we announced the acceleration of our previously stated 2018 share repurchases from $1.5 billion to $2.0 billion, with the remaining balance to be repurchased in 2019. Since our share repurchase program began in November 2016, we have repurchased 66 million shares at a cost of $3.1 billion through December 31, 2017.

In addition to our previously announced share repurchase program above, we are currently planning to purchase up to an additional $1.5 billion of our common stock through 2020. Whether we undertake these additional repurchases is ultimately subject to numerous considerations, including Board authorization, market conditions and other factors. See Risk Factors “Our ability to declare and pay dividends and repurchase shares is subject to certain considerations.”

During the third quarter of 2017, we made a $600 million contribution to our domestic qualified pension plan, which is included in the “Other” line in the “Cash Flows From Operating Activities” section of our consolidated statement of cash flows. This additional contribution significantly lowers our domestic pension deficit which will reduce future premiums charged by the Pension Benefit Guaranty Corporation. It also mitigates the need for contributions in future quarters.

Contractual Obligations

The table below summarizes our aggregate contractual fixed and variable obligations as of December 31, 2017:

	Millions of Dollars

	Payments Due by Period

	Total	Up to 1 Year	Years 2–3	Years 4–5	After 5 Years

Debt obligations (a)	$18,929	2,508	63	1,706	14,652
Capital lease obligations (b)	774	67	147	132	428

Total debt	19,703	2,575	210	1,838	15,080

Interest on debt and other obligations	13,884	955	1,881	1,834	9,214
Operating lease obligations (c)	1,548	278	628	433	209
Purchase obligations (d)	10,102	4,210	1,833	945	3,114
Other long-term liabilities
Pension and postretirement benefit contributions (e)	1,312	210	491	611	–
Asset retirement obligations (f)	7,798	251	687	575	6,285
Accrued environmental costs (g)	180	25	36	29	90
Unrecognized tax benefits (h)	51	51	(h)	(h)	(h)

Total	$54,578	8,555	5,766	6,265	33,992

(a)	Includes $252 million of net unamortized premiums, discounts and debt issuance costs. See Note 10—Debt, in the Notes to Consolidated Financial Statements, for additional information.

(b)	Capital lease obligations are presented on a discounted basis.

(c)	Operating lease obligations are presented on an undiscounted basis.

(d)	Represents any agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, presented on an undiscounted basis. Does not include purchase commitments for jointly owned fields and facilities where we are not the operator.

The majority of the purchase obligations are market-based contracts related to our commodity business. Product purchase commitments with third parties totaled $3,487 million.

Purchase obligations of $5,443 million are related to agreements to access and utilize the capacity of third-party equipment and facilities, including pipelines and LNG and product terminals, to transport, process, treat and store commodities. The remainder is primarily our net share of purchase commitments for materials and services for jointly owned fields and facilities where we are the operator.

(e)	Represents contributions to qualified and nonqualified pension and postretirement benefit plans for the years 2018 through 2022. For additional information related to expected benefit payments subsequent to 2022, see Note 17—Employee Benefit Plans, in the Notes to Consolidated Financial Statements.

(f)	Represents estimated discounted costs to retire and remove long-lived assets at the end of their operations.

(g)	Represents estimated costs for accrued environmental expenditures presented on a discounted basis for costs acquired in various business combinations and an undiscounted basis for all other accrued environmental costs.

(h)	Excludes unrecognized tax benefits of $831 million because the ultimate disposition and timing of any payments to be made with regard to such amounts are not reasonably estimable. Although unrecognized tax benefits are not a contractual obligation, they are presented in this table because they represent potential demands on our liquidity.

Capital Expenditures
	Millions of Dollars
	2017	2016	2015

Alaska	$815	883	1,352
Lower 48	2,136	1,262	3,765
Canada	202	698	1,255
Europe and North Africa	872	1,020	1,573
Asia Pacific and Middle East	482	838	1,812
Other International	21	104	173
Corporate and Other	63	64	120

Capital Program	$4,591	4,869	10,050

Our capital expenditures and investments for the three-year period ended December 31, 2017, totaled $19.5 billion. The 2017 expenditures supported key exploration and developments, primarily:

•	Oil and natural gas development and exploration and appraisal activities in the Lower 48, including Eagle Ford, Bakken, the Permian Basin, the Niobrara in the Denver-Julesburg Basin and several emerging plays.
•	Alaska activities related to development in the Western North Slope, Greater Kuparuk Area, and the Greater Prudhoe Area.
•	Development activities in Europe, including the Greater Ekofisk Area, Clair Ridge, Aasta Hansteen, and Heidrun.
•	Continued oil sands development and appraisal activities in liquids-rich plays in Canada.
•	Continued development in Malaysia, Indonesia, China, and Australia; appraisal activity in Australia and exploration activity in Malaysia.

2018 CAPITAL BUDGET

In November 2017, we announced a 2018 capital budget of $5.5 billion, including $3.5 billion of sustaining capital and $2 billion in accretive, short-cycle unconventional programs, future major projects and exploration activities.

We are planning to allocate approximately:

•	51 percent of our 2018 capital expenditures budget to development drilling programs. These funds will focus predominantly on the Lower 48 unconventionals including the Eagle Ford, Bakken and Permian, as well as development drilling in Australia/Timor-Leste, Norway and Alaska.

•	18 percent of our 2018 capital expenditures budget to maintain base production and corporate expenditures.
•	17 percent of our 2018 capital expenditures budget to major projects. These funds will focus on major projects in China, Alaska, Europe and Malaysia.
•	8 percent of our 2018 capital expenditures budget to new exploration activity, primarily in Alaska and the Lower 48.
•	6 percent of our 2018 capital expenditures budget to development appraisal, including the Lower 48, Canada and Alaska.

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

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. For information on other contingencies, see “Critical Accounting Estimates” and Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

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

Environmental

We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. The most significant of these environmental laws and regulations include, among others, the:

•	U.S. Federal Clean Air Act, which governs air emissions.
•	U.S. Federal Clean Water Act, which governs discharges to water bodies.
•	European Union Regulation for Registration, Evaluation, Authorization and Restriction of Chemicals (REACH).
•	U.S. Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), which imposes liability on generators, transporters and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur.
•	U.S. Federal Resource Conservation and Recovery Act (RCRA), which governs the treatment, storage and disposal of solid waste.
•	U.S. Federal Oil Pollution Act of 1990 (OPA90), under which owners and operators of onshore facilities and pipelines, lessees or permittees of an area in which an offshore facility is located, and owners and operators of vessels are liable for removal costs and damages that result from a discharge of oil into navigable waters of the United States.
•	U.S. Federal Emergency Planning and Community Right-to-Know Act (EPCRA), which requires facilities to report toxic chemical inventories with local emergency planning committees and response departments.
•	U.S. Federal Safe Drinking Water Act, which governs the disposal of wastewater in underground injection wells.
•	U.S. Department of the Interior regulations, which relate to offshore oil and gas operations in U.S. waters and impose liability for the cost of pollution cleanup resulting from operations, as well as potential liability for pollution damages.
•	European Union Trading Directive resulting in European Emissions Trading Scheme.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2017, there were 14 sites around the United States in which we were identified as a potentially responsible party under CERCLA and comparable state laws.

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

Expensed environmental costs were $398 million in 2017 and are expected to be about $451 million per year in 2018 and 2019. Capitalized environmental costs were $170 million in 2017 and are expected to be about $223 million per year in 2018 and 2019.

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

At December 31, 2017, our balance sheet included total accrued environmental costs of $180 million, compared with $247 million at December 31, 2016, for remediation activities in the U.S. and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

Climate Change

There has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Examples of legislation or precursors for possible regulation that do or could affect our operations include:

•	European Emissions Trading Scheme (ETS), the program through which many of the European Union (EU) member states are implementing the Kyoto Protocol. Our cost of compliance with the EU ETS in 2017 was approximately $1.5 million (net share before-tax).
•	The Alberta Specified Gas Emitter regulations require any existing facility with emissions equal to or greater than 100,000 metric tonnes of carbon dioxide or equivalent per year to reduce its net emissions intensity from its baseline. The reduction requirement increased from 15 percent in 2016 to 20 percent in 2017. The total cost of compliance with these regulations in 2017 was approximately $3 million.
•	The U.S. Supreme Court decision in Massachusetts v. EPA, 549 U.S. 497, 127 S.Ct. 1438 (2007), confirming that the EPA has the authority to regulate carbon dioxide as an “air pollutant” under the Federal Clean Air Act.
•	The U.S. EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)), and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, that triggers regulation of GHGs under the Clean Air Act, may trigger more climate-based claims for damages, and may result in longer agency review time for development projects.
•	The U.S. EPA’s announcement on January 14, 2015, outlining a series of steps it plans to take to address methane and smog-forming volatile organic compound emissions from the oil and gas industry. The former U.S. administration established a goal of reducing the 2012 levels in methane emissions from the oil and gas industry by 40 to 45 percent by 2025.
•	Carbon taxes in certain jurisdictions. Our cost of compliance with Norwegian carbon tax legislation in 2017 was approximately $29 million (net share before-tax). We also incur a carbon tax for emissions from fossil fuel combustion in our British Columbia and Alberta Operations totaling just over $1 million (net share before-tax).
•	The agreement reached in Paris in December 2015 at the 21st Conference of the Parties to the United Nations Framework on Climate Change, setting out a new process for achieving global emission reductions.

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

Compliance with changes in laws and regulations that create a GHG tax, emission trading scheme or GHG reduction policies could significantly increase our costs, reduce demand for fossil energy derived products, impact the cost and availability of capital and increase our exposure to litigation. Such laws and regulations could also increase demand for less carbon intensive energy sources, including natural gas. The ultimate impact on our financial performance, either positive or negative, will depend on a number of factors, including but not limited to:

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

The company has responded by putting in place a corporate Climate Change Action Plan, together with individual business unit climate change management plans in order to undertake actions in four major areas:

•	Equipping the company for a low emission world, for example by integrating GHG forecasting and reporting into company procedures; utilizing GHG pricing in planning economics; and developing systems to handle GHG market transactions.
•	Reducing GHG emissions—In 2016, the company reduced or avoided GHG emissions by approximately 114,000 metric tonnes by carrying out a range of programs across our business units. In 2017, we set a long-term target to reduce our greenhouse gas emissions intensity between 5 percent and 15 percent by 2030 from a 2017 baseline. Setting such a target demonstrates our continuing systematic approach to managing climate-related risks throughout the business.
•	Evaluating business opportunities such as the creation of offsets and allowances, the use of low carbon energy and the development of low carbon technologies.
•	Engaging externally—The company is a sponsor of MIT’s Joint Program on the Science and Policy of Global Change; constructively engages in the development of climate change legislation and regulation; and discloses our progress and performance through the Carbon Disclosure Project and the Dow Jones Sustainability Index.

The company uses an estimated market cost of GHG emissions of $40 per metric tonne to evaluate future projects and opportunities.

In 2017 and early 2018, cities and/or counties in California and New York have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. ConocoPhillips will be vigorously defending against these lawsuits.

Other

We have deferred tax assets related to certain accrued liabilities, loss carryforwards and credit carryforwards. Valuation allowances have been established to reduce these deferred tax assets to an amount that will, more likely than not, be realized. Based on our historical taxable income, our expectations for the future, and available tax-planning strategies, management expects the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities.

NEW ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, “Leases” (ASU No. 2016-02), which establishes comprehensive accounting and financial reporting requirements for leasing arrangements. This ASU supersedes the existing requirements in FASB Accounting Standards Codification (ASC) Topic 840, “Leases,” and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet. The provisions of ASU No. 2016-02 also modify the definition of a lease and outline requirements for recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. The ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption of the standard is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. In January 2018, ASU No. 2016-02 was amended by the provisions of ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842.” We plan to adopt ASU No. 2016-02, as amended, effective January 1, 2019, and continue to evaluate the ASU to determine the impact of adoption on our consolidated financial statements and disclosures, accounting policies and systems, business processes, and internal controls. We also continue to monitor proposals issued by the FASB to clarify the ASU and certain industry implementation issues. While our evaluation of ASU No. 2016-02 and related implementation activities are ongoing, we expect the adoption of the ASU to have a material impact on our consolidated financial statements and disclosures. For additional information, see Note 24—New Accounting Standards, in the Notes to Consolidated Financial Statements.

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

This judgmental probability percentage is reassessed and adjusted throughout the contractual period of the leasehold based on favorable or unfavorable exploratory activity on the leasehold or on adjacent leaseholds, and leasehold impairment amortization expense is adjusted prospectively. At year-end 2017, the book value of the pools of property acquisition costs, that individually are relatively small and thus subject to the above-described periodic leasehold impairment calculation, was $503 million and the accumulated impairment reserve was $130 million. The weighted-average judgmental percentage probability of ultimate failure was approximately 57 percent, and the weighted-average amortization period was approximately three years. If that judgmental percentage were to be raised by 5 percent across all calculations, before-tax leasehold impairment expense in 2018 would increase by approximately $6 million. At year-end 2017, the remaining $3,249 million of net capitalized unproved property costs consisted primarily of individually significant leaseholds, mineral rights held in perpetuity by title ownership, exploratory wells currently being drilled, suspended exploratory wells, and capitalized interest. Of this amount, approximately $2.4 billion is concentrated in nine major development areas, the majority of which are not expected to move to proved properties in 2018. Management periodically assesses individually significant leaseholds for impairment based on the results of exploration and drilling efforts and the outlook for commercialization.

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

At year-end 2017, total suspended well costs were $853 million, compared with $1,063 million at year-end 2016. For additional information on suspended wells, including an aging analysis, see Note 7—Suspended Wells and Other Exploration Expenses, in the Notes to Consolidated Financial Statements.

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

The estimation of proved developed reserves also is important to the income statement because the proved developed reserve estimate for a field serves as the denominator in the unit-of-production calculation of the DD&A of the capitalized costs for that asset. At year-end 2017, the net book value of productive properties, plants and equipment (PP&E) subject to a unit-of-production calculation was approximately $41 billion and the DD&A recorded on these assets in 2017 was approximately $6.4 billion. The estimated proved developed reserves for our consolidated operations were 3.7 billion BOE at the end of 2016 and 3.0 billion BOE at the end of 2017. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 10 percent across all calculations, before-tax DD&A in 2017 would have increased by an estimated $726 million.

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

In addition to asset removal obligations, under the above or similar contracts, permits and regulations, we have certain environmental-related projects. These are primarily related to remediation activities required by Canada and various states within the United States at exploration and production sites. Future environmental remediation costs are difficult to estimate because they are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. See Note 9—Asset Retirement Obligations and Accrued Environmental Costs, in the Notes to Consolidated Financial Statements, for additional information.

Projected Benefit Obligations

Determination of the projected benefit obligations for our defined benefit pension and postretirement plans are important to the recorded amounts for such obligations on the balance sheet and to the amount of benefit expense in the income statement. The actuarial determination of projected benefit obligations and company contribution requirements involves judgment about uncertain future events, including estimated retirement dates, salary levels at retirement, mortality rates, lump-sum election rates, rates of return on plan assets, future health care cost-trend rates, and rates of utilization of health care services by retirees. Due to the specialized nature of these calculations, we engage outside actuarial firms to assist in the determination of these projected benefit obligations and company contribution requirements. For Employee Retirement Income Security Act-governed pension plans, the actuary exercises fiduciary care on behalf of plan participants in the determination of the judgmental assumptions used in determining required company contributions into the plans. Due to differing objectives and requirements between financial accounting rules and the pension plan funding regulations promulgated by governmental agencies, the actuarial methods and assumptions for the two purposes differ in certain important respects. Ultimately, we will be required to fund all vested benefits under pension and postretirement benefit plans not funded by plan assets or investment returns, but the judgmental assumptions used in the actuarial calculations significantly affect periodic financial statements and funding patterns over time. Projected benefit obligations are particularly sensitive to the discount rate assumption. A 1 percent decrease in the discount rate assumption would increase projected benefit obligations by $1,200 million. Benefit expense is particularly sensitive to the discount rate and return on plan assets assumptions. A 1 percent decrease in the discount rate assumption would increase annual benefit expense by $110 million, while a 1 percent decrease in the return on plan assets assumption would increase annual benefit expense by $60 million. In determining the discount rate, we use yields on high-quality fixed income investments matched to the estimated benefit cash flows of our plans. We are also exposed to the possibility that lump sum retirement benefits taken from pension plans during the year could exceed the total of service and interest components of annual pension expense and trigger accelerated recognition of a portion of unrecognized net actuarial losses and gains. These benefit payments are based on decisions by plan participants and are therefore difficult to predict. In the event there is a significant reduction in the expected years of future service of present employees or elimination for a significant number of employees the accrual of defined benefits for some or all of their future services, we could recognize a curtailment gain or loss. See Note 17—Employee Benefit Plans, in the Notes to Consolidated Financial Statements, for additional information.

Contingencies

A number of claims and lawsuits are made against the company arising in the ordinary course of business. Management exercises judgment related to accounting and disclosure of these claims which includes losses, damages, and underpayments associated with environmental remediation, tax, contracts, and other legal disputes. As we learn new facts concerning contingencies, we reassess our position both with respect to amounts recognized and disclosed considering changes to the probability of additional losses and potential exposure. However, actual losses can and do vary from estimates for a variety of reasons including legal, arbitration, or other third-party decisions; settlement discussions; evaluation of scope of damages; interpretation of regulatory or contractual terms; expected timing of future actions; and proportion of liability shared with other responsible parties. Estimated future costs related to contingencies are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes. For additional information on contingent liabilities, see the “Contingencies” section within “Capital Resources and Liquidity.”

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

We based the forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including, but not limited to, the following:

•	Fluctuations in crude oil, bitumen, natural gas, LNG and natural gas liquids prices, including a prolonged decline in these prices relative to historical or future expected levels.
•	The impact of significant declines in prices for crude oil, bitumen, natural gas, LNG and natural gas liquids, which may result in recognition of impairment costs on our long-lived assets, leaseholds and nonconsolidated equity investments.
•	Potential failures or delays in achieving expected reserve or production levels from existing and future oil and gas developments, including due to operating hazards, drilling risks and the inherent uncertainties in predicting reserves and reservoir performance.
•	Reductions in reserves replacement rates, whether as a result of the significant declines in commodity prices or otherwise.
•	Unsuccessful exploratory drilling activities or the inability to obtain access to exploratory acreage.
•	Unexpected changes in costs or technical requirements for constructing, modifying or operating exploration and production facilities.
•	Legislative and regulatory initiatives addressing environmental concerns, including initiatives addressing the impact of global climate change or further regulating hydraulic fracturing, methane emissions, flaring or water disposal.
•	Lack of, or disruptions in, adequate and reliable transportation for our crude oil, bitumen, natural gas, LNG and natural gas liquids.
•	Inability to timely obtain or maintain permits, including those necessary for construction, drilling and/or development; failure to comply with applicable laws and regulations; or inability to make capital expenditures required to maintain compliance with any necessary permits or applicable laws or regulations.
•	Failure to complete definitive agreements and feasibility studies for, and to complete construction of, announced and future exploration and production and LNG development in a timely manner (if at all) or on budget.
•	Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events, war, terrorism, cyber attacks, and information technology failures, constraints or disruptions.
•	Changes in international monetary conditions and foreign currency exchange rate fluctuations.

•	Reduced demand for our products or the use of competing energy products, including alternative energy sources.
•	Substantial investment in and development of alternative energy sources, including as a result of existing or future environmental rules and regulations.
•	Liability for remedial actions, including removal and reclamation obligations, under environmental regulations.
•	Liability resulting from litigation.
•	General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, bitumen, natural gas, LNG and natural gas liquids pricing, regulation or taxation; and other political, economic or diplomatic developments.
•	Volatility in the commodity futures markets.
•	Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business, including changes resulting from the implementation and interpretation of the Tax Cuts and Jobs Act.
•	Competition in the oil and gas exploration and production industry.
•	Any limitations on our access to capital or increase in our cost of capital related to illiquidity or uncertainty in the domestic or international financial markets.
•	Our inability to execute, or delays in the completion, of any asset dispositions we elect to pursue.
•	Potential failure to obtain, or delays in obtaining, any necessary regulatory approvals for asset dispositions or that such approvals may require modification to the terms of the transactions or the operation of our remaining business.
•	Potential disruption of our operations as a result of asset dispositions, including the diversion of management time and attention.
•	Our inability to deploy the net proceeds from any asset dispositions we undertake in the manner and timeframe we currently anticipate, if at all.
•	Our inability to liquidate the common stock issued to us by Cenovus Energy as part of our sale of certain assets in western Canada at prices we deem acceptable, or at all.
•	Our inability to obtain economical financing for development, construction or modification of facilities and general corporate purposes.
•	The operation and financing of our joint ventures.
•	The ability of our customers and other contractual counterparties to satisfy their obligations to us.
•	Our inability to realize anticipated cost savings and expenditure reductions.
•	The factors generally described in Item 1A—Risk Factors in our 2017 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.

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

Our use of derivative instruments is governed by an “Authority Limitations” document approved by our Board of Directors that prohibits the use of highly leveraged derivatives or derivative instruments without sufficient liquidity. The Authority Limitations document also establishes the Value at Risk (VaR) limits for the company, and compliance with these limits is monitored daily. The Executive Vice President of Finance, Commercial, and Chief Financial Officer, who reports to the Chief Executive Officer, monitor commodity price risk and risks resulting from foreign currency exchange rates and interest rates. The Commercial organization manages our commercial marketing, optimizes our commodity flows and positions, and monitors risks.

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

We use a VaR model to estimate the loss in fair value that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative financial instruments and derivative commodity instruments we hold or issue, including commodity purchases and sales contracts recorded on the balance sheet at December 31, 2017, as derivative instruments. Using Monte Carlo simulation, a 95 percent confidence level and a one-day holding period, the VaR for those instruments issued or held for trading purposes or held for purposes other than trading at December 31, 2017 and 2016, was immaterial to our consolidated cash flows and net income attributable to ConocoPhillips.

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

	Millions of Dollars Except as Indicated

	Debt

Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate

Year-End 2017
2018	$2,250	3.31%	$250	1.75%
2019	23	-	-	-
2020	-	-	-	-
2021	150	9.13	-	-
2022	1,014	2.45	500	2.32
Remaining years	14,207	6.00	283	1.70

Total	$17,644		$1,033

Fair value	$21,402		$1,033

Year-End 2016
2017	$1,001	1.06%	$-	-%
2018	1,570	3.63	250	1.24
2019	2,250	5.75	1,450	2.31
2020	1,500	4.73	-	-
2021	2,150	4.08	-	-
Remaining years	15,221	5.77	783	1.43

Total	$23,692		$2,483

Fair value	$26,824		$2,483

Foreign Currency Exchange Risk

We have foreign currency exchange rate risk resulting from international operations. We do not comprehensively hedge the exposure to currency exchange rate changes although we may choose to selectively hedge certain foreign currency exchange rate exposures, such as firm commitments for capital projects or local currency tax payments, dividends and cash returns from net investments in foreign affiliates to be remitted within the coming year, and investments in available-for-sale securities.

At December 31, 2017 and 2016, we held foreign currency exchange forwards hedging cross-border commercial activity and foreign currency exchange swaps and options for purposes of mitigating our cash-related exposures. Although these forwards, swaps and options hedge exposures to fluctuations in exchange rates, we elected not to utilize hedge accounting. As a result, the change in the fair value of these foreign currency exchange derivatives is recorded directly in earnings.

At December 31, 2017, we had outstanding foreign currency zero-cost collars buying the right to sell $1.25 billion Canadian dollars (CAD) at $0.707 CAD and selling the right to buy $1.25 billion CAD at $0.842 CAD against the U.S. dollar. Based on the assumed volatility in the fair value calculation, the net fair value of these foreign currency contracts as at December 31, 2017, was a before-tax loss of $9 million. Based on an adverse hypothetical 10 percent change in the December 2017 exchange rate, this would result in an additional before-tax loss of $74 million. The sensitivity analysis is based on changing one assumption while holding all other assumptions constant, which in practice may be unlikely to occur, as changes in some of the assumptions may be correlated.

At December 31, 2016, we had outstanding foreign currency exchange forward-swap contracts. Since the gain or loss on the swaps was offset from remeasuring the related cash balances and since our aggregate position in the forwards was not material, there would have been no impact to our income from an adverse hypothetical 10 percent change in the December 2016 exchange rates.

The gross notional and fair market values of these positions at December 31, 2017 and 2016, were as follows:

	In Millions

Foreign Currency Exchange Derivatives	Notional*			Fair Market Value**

	2017		2016	2017	2016

Sell U.S. dollar, buy Canadian dollar	USD	-	13	-	-
Buy U.S. dollar, sell British pound	USD	-	25	-	-
Sell Canadian dollar, buy U.S. dollar	CAD	1,250	-	(9)	-
Buy Canadian dollar, sell U.S. dollar	CAD	25	-	1	-
Buy British pound, sell Canadian dollar	GBP	-	1,069	-	(168)
Sell British pound, buy Norwegian krone	GBP	-	51	-	1
Sell British pound, buy Euro	GBP	1	-	-	-

  *Denominated in U.S. dollars (USD), British pound (GBP) and Canadian dollars (CAD).

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, we believe the company’s internal control over financial reporting was effective as of December 31, 2017.

Ernst & Young LLP has issued an audit report on the company’s internal control over financial reporting as of December 31, 2017, and their report is included herein.

/s/ Ryan M. Lance	/s/ Don E. Wallette, Jr.

Ryan M. Lance	Don E. Wallette, Jr.
Chairman and Chief Executive Officer	Executive Vice President, Finance, Commercial and Chief Financial Officer

February 20, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ConocoPhillips

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ConocoPhillips as of December 31, 2017 and 2016, and the related consolidated income statement, consolidated statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, condensed consolidating financial information listed in the Index at Item 8, and financial statement schedule listed in Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ConocoPhillips at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), ConocoPhillips’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of ConocoPhillips’ management. Our responsibility is to express an opinion on ConocoPhillips’ financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to ConocoPhillips in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as ConocoPhillips’ auditor since 1949.

Houston, Texas
February 20, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ConocoPhillips

Opinion on Internal Control over Financial Reporting

We have audited ConocoPhillips’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ConocoPhillips maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated income statement, consolidated statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, condensed consolidating financial information listed in the Index at Item 8, and financial statement schedule listed in Item 15(a) of ConocoPhillips and our report dated February 20, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

ConocoPhillips’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included under the heading “Assessment of Internal Control Over Financial Reporting” in the accompanying “Report of Management.” Our responsibility is to express an opinion on ConocoPhillips’ internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to ConocoPhillips in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Houston, Texas
February 20, 2018

Consolidated Income Statement	ConocoPhillips

Years Ended December 31

	Millions of Dollars

	2017	2016	2015

Revenues and Other Income
Sales and other operating revenues	$29,106	23,693	29,564
Equity in earnings of affiliates	772	52	655
Gain on dispositions	2,177	360	591
Other income	529	255	125

Total Revenues and Other Income	32,584	24,360	30,935

Costs and Expenses
Purchased commodities	12,475	9,994	12,426
Production and operating expenses	5,173	5,667	7,016
Selling, general and administrative expenses	561	723	953
Exploration expenses	938	1,915	4,192
Depreciation, depletion and amortization	6,845	9,062	9,113
Impairments	6,601	139	2,245
Taxes other than income taxes	809	739	901
Accretion on discounted liabilities	362	425	483
Interest and debt expense	1,098	1,245	920
Foreign currency transaction (gains) losses	35	(19)	(75)
Other expense	302	-	-

Total Costs and Expenses	35,199	29,890	38,174

Loss before income taxes	(2,615)	(5,530)	(7,239)
Income tax benefit	(1,822)	(1,971)	(2,868)

Net loss	(793)	(3,559)	(4,371)
Less: net income attributable to noncontrolling interests	(62)	(56)	(57)

Net Loss Attributable to ConocoPhillips	$(855)	(3,615)	(4,428)

Net Loss Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$(0.70)	(2.91)	(3.58)
Diluted	(0.70)	(2.91)	(3.58)

Dividends Paid Per Share of Common Stock (dollars)	$1.06	1.00	2.94

Average Common Shares Outstanding (in thousands)
Basic	1,221,038	1,245,440	1,241,919
Diluted	1,221,038	1,245,440	1,241,919

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	ConocoPhillips

Years Ended December 31

	Millions of Dollars

	2017	2016	2015

Net Loss	$(793)	(3,559)	(4,371)
Other comprehensive income (loss)
Defined benefit plans
Prior service credit arising during the period	2	23	301
Reclassification adjustment for amortization of prior service credit included in net loss	(38)	(35)	(19)

Net change	(36)	(12)	282

Net actuarial gain (loss) arising during the period	19	(481)	592
Reclassification adjustment for amortization of net actuarial losses included in net loss	247	309	403

Net change	266	(172)	995
Nonsponsored plans*	(2)	2	1
Income taxes on defined benefit plans	(81)	78	(460)

Defined benefit plans, net of tax	147	(104)	818

Unrealized holding loss on securities	(58)	-	-

Unrealized loss on securities, net of tax	(58)	-	-

Foreign currency translation adjustments	586	153	(5,199)
Reclassification adjustment for gain included in net loss	-	5	-
Income taxes on foreign currency translation adjustments	-	-	36

Foreign currency translation adjustments, net of tax	586	158	(5,163)

Other Comprehensive Income (Loss), Net of Tax	675	54	(4,345)

Comprehensive Loss	(118)	(3,505)	(8,716)
Less: comprehensive income attributable to noncontrolling interests	(62)	(56)	(57)

Comprehensive Loss Attributable to ConocoPhillips	$(180)	(3,561)	(8,773)

*Plans for which ConocoPhillips is not the primary obligor—primarily those administered by equity affiliates.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

At December 31	Millions of Dollars

	2017	2016

Assets
Cash and cash equivalents	$6,325	3,610
Short-term investments	1,873	50
Accounts and notes receivable (net of allowance of $4 million in 2017 and $5 million in 2016)	4,179	3,249
Accounts and notes receivable—related parties	141	165
Investment in Cenovus Energy	1,899	-
Inventories	1,060	1,018
Prepaid expenses and other current assets	1,035	517

Total Current Assets	16,512	8,609
Investments and long-term receivables	9,599	21,091
Loans and advances—related parties	461	581
Net properties, plants and equipment (net of accumulated depreciation, depletion and amortization of $64,748 million in 2017 and $73,075 million in 2016)	45,683	58,331
Other assets	1,107	1,160

Total Assets	$73,362	89,772

Liabilities
Accounts payable	$4,009	3,631
Accounts payable—related parties	21	22
Short-term debt	2,575	1,089
Accrued income and other taxes	1,038	484
Employee benefit obligations	725	689
Other accruals	1,029	994

Total Current Liabilities	9,397	6,909
Long-term debt	17,128	26,186
Asset retirement obligations and accrued environmental costs	7,631	8,425
Deferred income taxes	5,282	8,949
Employee benefit obligations	1,854	2,552
Other liabilities and deferred credits	1,269	1,525

Total Liabilities	42,561	54,546

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2017—1,785,419,175 shares; 2016—1,782,079,107 shares)
Par value	18	18
Capital in excess of par	46,622	46,507
Treasury stock (at cost: 2017—608,312,034 shares; 2016—544,809,771 shares)	(39,906)	(36,906)
Accumulated other comprehensive loss	(5,518)	(6,193)
Retained earnings	29,391	31,548

Total Common Stockholders’ Equity	30,607	34,974
Noncontrolling interests	194	252

Total Equity	30,801	35,226

Total Liabilities and Equity	$73,362	89,772

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

Years Ended December 31	Millions of Dollars

	2017	2016	2015

Cash Flows From Operating Activities
Net loss	$(793)	(3,559)	(4,371)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	6,845	9,062	9,113
Impairments	6,601	139	2,245
Dry hole costs and leasehold impairments	566	1,184	3,065
Accretion on discounted liabilities	362	425	483
Deferred taxes	(3,681)	(2,221)	(2,772)
Undistributed equity earnings	(232)	299	101
Gain on dispositions	(2,177)	(360)	(591)
Other	(429)	(85)	321
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(886)	820	1,810
Decrease (increase) in inventories	(55)	44	166
Decrease in prepaid expenses and other current assets	69	105	239
Increase (decrease) in accounts payable	265	(524)	(1,647)
Increase (decrease) in taxes and other accruals	622	(926)	(590)

Net Cash Provided by Operating Activities	7,077	4,403	7,572

Cash Flows From Investing Activities
Capital expenditures and investments	(4,591)	(4,869)	(10,050)
Working capital changes associated with investing activities	132	(331)	(968)
Proceeds from asset dispositions	13,860	1,286	1,952
Net purchases of short-term investments	(1,790)	(51)	-
Collection of advances/loans—related parties	115	108	105
Other	36	(2)	306

Net Cash Provided by (Used in) Investing Activities	7,762	(3,859)	(8,655)

Cash Flows From Financing Activities
Issuance of debt	-	4,594	2,498
Repayment of debt	(7,876)	(2,251)	(103)
Issuance of company common stock	(63)	(63)	(82)
Repurchase of company common stock	(3,000)	(126)	-
Dividends paid	(1,305)	(1,253)	(3,664)
Other	(112)	(137)	(78)

Net Cash Provided by (Used in) Financing Activities	(12,356)	764	(1,429)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	232	(66)	(182)

Net Change in Cash and Cash Equivalents	2,715	1,242	(2,694)
Cash and cash equivalents at beginning of period	3,610	2,368	5,062

Cash and Cash Equivalents at End of Period	$6,325	3,610	2,368

See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	ConocoPhillips

	Millions of Dollars

	Attributable to ConocoPhillips

	Common Stock

	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total

December 31, 2014	$18	46,071	(36,780)	(1,902)	44,504	362	52,273
Net income (loss)					(4,428)	57	(4,371)
Other comprehensive loss				(4,345)			(4,345)
Dividends paid					(3,664)		(3,664)
Distributions to noncontrolling interests and other						(100)	(100)
Distributed under benefit plans		286					286
Other					2	1	3

December 31, 2015	$18	46,357	(36,780)	(6,247)	36,414	320	40,082
Net income (loss)					(3,615)	56	(3,559)
Other comprehensive income				54			54
Dividends paid					(1,253)		(1,253)
Repurchase of company common stock			(126)				(126)
Distributions to noncontrolling interests and other						(124)	(124)
Distributed under benefit plans		150					150
Other					2		2

December 31, 2016	$18	46,507	(36,906)	(6,193)	31,548	252	35,226
Net income (loss)					(855)	62	(793)
Other comprehensive income				675			675
Dividends paid					(1,305)		(1,305)
Repurchase of company common stock			(3,000)				(3,000)
Distributions to noncontrolling interests and other						(120)	(120)
Distributed under benefit plans		115					115
Other					3		3

December 31, 2017	$18	46,622	(39,906)	(5,518)	29,391	194	30,801

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

Note 1—Accounting Policies

∎	Consolidation Principles and Investments—Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities where we are the primary beneficiary. The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. When we do not have the ability to exert significant influence, the investment is either classified as available-for-sale if fair value is readily determinable, or the cost method is used if fair value is not readily determinable. Undivided interests in oil and gas joint ventures, pipelines, natural gas plants and terminals are consolidated on a proportionate basis. Other securities and investments are generally carried at cost.

We manage our operations through six operating segments, defined by geographic region: Alaska, Lower 48, Canada, Europe and North Africa, Asia Pacific and Middle East, and Other International. For additional information, see Note 23—Segment Disclosures and Related Information.

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

∎	Shipping and Handling Costs—We include shipping and handling costs in production and operating expenses for production activities. Transportation costs related to marketing activities are recorded in purchased commodities. Freight costs billed to customers are recorded as a component of revenue.

∎	Cash Equivalents—Cash equivalents are highly liquid, short-term investments that are readily convertible to known amounts of cash and have original maturities of 90 days or less from their date of purchase. They are carried at cost plus accrued interest, which approximates fair value.

∎	Short-Term Investments—Investments in bank time deposits and marketable securities (commercial paper and government obligations) with original maturities of greater than 90 days but less than one year are classified as short-term investments.

∎	Inventories—We have several valuation methods for our various types of inventories and consistently use the following methods for each type of inventory. Our commodity-related inventories are recorded at cost primarily using the last-in, first-out (LIFO) basis. We measure these inventories at the lower-of-cost-or-market in the aggregate. Any necessary lower-of-cost-or-market write-downs at year end are recorded as permanent adjustments to the LIFO cost basis. LIFO is used to better match current inventory costs with current revenues. Costs include both direct and indirect expenditures incurred in bringing an item or product to its existing condition and location, but not unusual/nonrecurring costs or research and development costs. Materials, supplies and other miscellaneous inventories, such as tubular goods and well equipment, are valued using various methods, including the weighted-average-cost method, and the first-in, first-out (FIFO) method, consistent with industry practice.

∎	Fair Value Measurements—Assets and liabilities measured at fair value and required to be categorized within the fair value hierarchy are categorized into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting significant modifications to observable related market data or our assumptions about pricing by market participants.

∎	Derivative Instruments—Derivative instruments are recorded on the balance sheet at fair value. If the right of offset exists and certain other criteria are met, derivative assets and liabilities with the same counterparty are netted on the balance sheet and the collateral payable or receivable is netted against derivative assets and derivative liabilities, respectively.

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

Management reviews suspended well balances quarterly, continuously monitors the results of the additional appraisal drilling and seismic work, and expenses the suspended well costs as dry holes when it judges the potential field does not warrant further investment in the near term. See Note 7—Suspended Wells and Other Exploration Expenses, for additional information on suspended wells.

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

As of December 31, 2017, we have not provided any financial support to APLNG other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of APLNG. See Note 5—Investments, Loans and Long-Term Receivables, and Note 11—Guarantees, for additional information.

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

At December 31, 2017, the book value of our equity method investment in MWCC was $139 million. We have not provided any financial support to MWCC other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of MWCC.

Note 3—Inventories

Inventories at December 31 were:

	Millions of Dollars

	2017	2016

Crude oil and natural gas	$512	418
Materials and supplies	548	600
	$1,060	1,018

Inventories valued on the LIFO basis totaled $341 million and $269 million at December 31, 2017 and 2016, respectively. The estimated excess of current replacement cost over LIFO cost of inventories was approximately $124 million and $104 million at December 31, 2017 and December 31, 2016, respectively. In 2017, liquidation of LIFO inventory values increased the net loss attributable to ConocoPhillips by $1 million.

Note 4—Assets Held for Sale, Sold or Acquired

Assets Held for Sale

In the second quarter of 2017, we signed a definitive agreement to sell our interest in the Barnett. We terminated this agreement in the fourth quarter of 2017 and are continuing to market the asset in 2018. In connection with the signing of the definitive agreement, we recorded a before-tax impairment of $572 million to reduce the carrying value of our investment to estimated fair value. As of December 31, 2017, our Barnett interests had a net carrying value of approximately $291 million and were considered held for sale resulting in the reclassification of $339 million of PP&E to “Prepaid expenses and other current assets” and $48 million of noncurrent liabilities, primarily asset retirement obligations (ARO), to “Other accruals” on our consolidated balance sheet. The before-tax loss associated with our interests in the Barnett, including the $572 million impairment noted above, was $566 million, $66 million, and $58 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Barnett results of operations are reported within our Lower 48 segment.

In addition to the Barnett, certain other properties in our Lower 48 segment met the criteria for assets held for sale at December 31, 2017. These properties had a net carrying value of approximately $212 million after recording a before-tax impairment of $78 million to reduce the carrying value to estimated fair value in the fourth quarter of 2017. We reclassified $238 million of PP&E to “Prepaid expenses and other current assets” and $26 million of noncurrent liabilities, primarily AROs, to “Other accruals” on our consolidated balance sheet. In January 2018, we completed the sale of a portion of these properties for net proceeds of $112 million.

Assets Sold

All gains or losses are reported before-tax and are included net in the “Gain on dispositions” line on our consolidated income statement. All cash proceeds are included in the “Cash Flows From Investing Activities” section of our consolidated statement of cash flows.

2017

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the Foster Creek Christina Lake (FCCL) Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Consideration for the transaction was $11.0 billion in cash after customary adjustments, 208 million Cenovus Energy common shares and a five-year uncapped contingent payment. The value of the shares at closing was $1.96 billion based on a price of $9.41 per share on the New York Stock Exchange. The contingent payment, calculated and paid on a quarterly basis, is $6 million Canadian dollars (CAD) for every $1 CAD by which the Western Canada Select (WCS) quarterly average crude price exceeds $52 CAD per barrel.

At closing, the carrying value of our equity investment in FCCL was $8.9 billion. The carrying value of our interest in the western Canada gas assets was $1.9 billion consisting primarily of $2.6 billion of PP&E, partly offset by AROs of $585 million and approximately $100 million of environmental and other accruals. A before-tax gain of $2.1 billion was included in the “Gain on disposition” line on our consolidated income statement in 2017. We reported before-tax losses of $26 million, $572 million and $582 million for the western Canada gas producing properties for the years ended December 31, 2017, 2016 and 2015, respectively. We reported before-tax equity earnings of $197 million, $89 million and $78 million for FCCL for the same periods, respectively. Both FCCL and the western Canada gas assets were reported within our Canada segment.

For more information on the Canada disposition and our investment in Cenovus Energy see Note 6—Investment in Cenovus Energy, Note 14—Fair Value Measurement, and Note 19—Accumulated Other Comprehensive Loss.

On July 31, 2017, we completed the sale of our interests in the San Juan Basin to an affiliate of Hilcorp Energy Company for $2.5 billion in cash after customary adjustments, and recognized a loss on disposition of $22 million. The transaction includes a contingent payment of up to $300 million. The six-year contingent payment, effective beginning January 1, 2018, is due annually for the periods in which the monthly U.S. Henry Hub price is at or above $3.20 per million British thermal units.

In the second quarter of 2017, we recorded a before-tax impairment of $3.3 billion to reduce the carrying value of our interests in the San Juan Basin to fair value. At the time of disposition, the San Juan Basin interests had a net carrying value of approximately $2.5 billion, consisting of $2.9 billion of PP&E and $406 million of liabilities, primarily AROs. The before-tax loss associated with our interests in the San Juan Basin, including both the $3.3 billion impairment and $22 million loss on disposition noted above, was $3.2 billion, $239 million and $99 million for the years ended December 31, 2017, 2016 and 2015, respectively. The San Juan Basin results of operations were reported within our Lower 48 segment.

On September 29, 2017, we completed the sale of our interest in the Panhandle assets for $178 million in cash after customary adjustments, and recognized a before-tax loss on disposition of $28 million. At the time of the disposition, the carrying value of our interest was $206 million, consisting primarily of $279 million of PP&E and $72 million of AROs. Including the $28 million loss on disposition noted above, we reported before-tax losses for the Panhandle properties of $14 million, $21 million, and $41 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Panhandle results were reported within our Lower 48 segment.

2016

In April 2016, we sold our interest in the Alaska Beluga River Unit natural gas field in the Cook Inlet for $134 million, net of settlement of gas imbalances and customary adjustments, and recognized a gain on disposition of $56 million. At the time of disposition, the net carrying value of our Beluga River Unit interest, which was included in the Alaska segment, was $78 million, consisting primarily of $100 million of PP&E and $19 million of AROs.

In October 2016, we completed an asset exchange with Bonavista Energy in which we gave up approximately 141,000 net acres of noncore developed properties in central Alberta in exchange for approximately 40,000 net acres of primarily undeveloped properties in northeast British Columbia. The fair value of the transaction was determined to be approximately $69 million and a before-tax impairment of $57 million was recognized in the third quarter of 2016 when the assets were considered held for sale, to reduce the carrying value to fair value. A loss on disposition of approximately $1 million was recognized upon completion of the transaction. The divested properties were included in the Canada segment.

Also in October 2016, we sold ConocoPhillips Senegal B.V., the entity that held our 35 percent interest in three exploration blocks offshore Senegal for $442 million and recognized a gain on disposition of $146 million. At the time of disposition, the carrying value of our interest was $286 million, which was primarily PP&E. Senegal results of operations were reported within our Other International segment.

In November 2016, we completed the sale of our 40 percent interest in South Natuna Sea Block B for $225 million and recognized a loss on disposition of $26 million. Our interest in Block B was included in the Asia Pacific and Middle East segment. In 2016, we recognized a before-tax impairment of $42 million at the time it was considered held for sale to reduce the carrying value to fair value. At the time of the disposition, the carrying value of our interest was approximately $251 million, which included primarily $154 million of PP&E, $178 million of accounts receivable, $25 million of inventory, $54 million of deferred tax assets, $130 million of accounts payable and other accruals, and $38 million of employee benefit obligations.

In December 2016, we completed the sale of certain mineral and non-mineral fee lands in northeastern Minnesota, which were included in the Lower 48 segment, for $148 million and recorded a gain on disposition of $4 million. The majority of the assets sold were acquired during the fourth quarter of 2016 as a result of ConocoPhillips holding a reversionary interest in the Greater Northern Iron Ore Properties Trust (the Trust), a grantor trust that owned mineral and surface interests in the Mesabi Iron Range in northeastern Minnesota and certain other personal property. Pursuant to the terms of the Trust Agreement, the Trust terminated on April 6, 2015. In November 2016, upon completion of the wind-down period, documents memorializing ConocoPhillips’ ownership of certain Trust property, including all of the Trust’s mineral properties and active leases, were delivered to us and we recognized the fair value of the net assets resulting in a gain of $88 million recorded in the “Other income” line on our consolidated income statement. At the time of the disposition, the carrying value of our interests, which included the assets obtained from the Trust, consisted of $144 million of PP&E.

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

Acquisition

In January 2018, we entered into an agreement to acquire certain oil and gas assets in Alaska for $400 million, subject to customary adjustments. The acquisition is subject to regulatory approval.

Note 5—Investments, Loans and Long-Term Receivables

Components of investments, loans and long-term receivables at December 31 were:

	Millions of Dollars

	2017	2016

Equity investments	$9,129	20,364
Loans and advances—related parties	461	581
Long-term receivables	375	631
Other investments	95	96
	$10,060	21,672

Equity Investments

Affiliated companies in which we had a significant equity investment at December 31, 2017, included:

•	APLNG—37.5 percent owned joint venture with Origin Energy (37.5 percent) and Sinopec (25 percent)—to develop coalbed methane production from the Bowen and Surat basins in Queensland, Australia, as well as process and export LNG.
•	Qatar Liquefied Gas Company Limited (3) (QG3)—30 percent owned joint venture with affiliates of Qatar Petroleum (68.5 percent) and Mitsui & Co., Ltd. (1.5 percent)—produces and liquefies natural gas from Qatar’s North Field, as well as exports LNG.

Summarized 100 percent earnings information for equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars

	2017	2016	2015

Revenues	$11,554	10,149	11,003
Income (loss) before income taxes	(2,875)	660	1,866
Net income (loss)	(1,431)	799	1,801

Summarized 100 percent balance sheet information for equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars

	2017	2016

Current assets	$2,920	3,578
Noncurrent assets	42,693	60,243
Current liabilities	2,453	2,352
Noncurrent liabilities	25,522	23,764

Our share of income taxes incurred directly by an equity company is reported in equity in earnings of affiliates, and as such is not included in income taxes in our consolidated financial statements.

At December 31, 2017, retained earnings included $20 million related to the undistributed earnings of affiliated companies. Dividends received from affiliates were $605 million, $398 million and $876 million in 2017, 2016 and 2015, respectively.

APLNG

APLNG is focused on coalbed methane production from the Bowen and Surat basins in Queensland, Australia, to supply the domestic gas market and on LNG processing and export sales. Our investment in APLNG gives us access to coalbed methane resources in Australia and enhances our LNG position. The majority of APLNG LNG is sold under two long- term sales and purchase agreements, supplemented with sales of additional LNG spot cargoes targeting the Asia Pacific markets. Origin Energy, an integrated Australian energy company, is the operator of APLNG’s production and pipeline system, while we operate the LNG facility.

APLNG executed project financing agreements for an $8.5 billion project finance facility in 2012. The $8.5 billion project finance facility is composed of financing agreements executed by APLNG with the Export-Import Bank of the United States for approximately $2.9 billion, the Export-Import Bank of China for approximately $2.7 billion, and a syndicate of Australian and international commercial banks for approximately $2.9 billion. At December 31, 2017, all amounts have been drawn from the facility. APLNG made its first principal and interest repayment in March 2017, and will continue to make bi-annual payments until March 2029. At December 31, 2017, a balance of $7.9 billion was outstanding on the facility. In connection with the execution of the project financing, we provided a completion guarantee for our pro-rata share of the project finance facility until the project achieves financial completion. In October 2016, we reached financial completion for Train 1, which reduced our associated guarantee by 60 percent. In August 2017, we reached financial completion for Train 2, which removed the remaining guarantee. See Note 11—Guarantees, for additional information.

APLNG is considered a VIE, as it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. See Note 2—Variable Interest Entities (VIEs) for additional information.

On July 1, 2016, APLNG changed its tax functional currency from Australian dollar to U.S. dollar and translated all APLNG assets and liabilities into U.S. dollar, utilizing the exchange rate as of that date. As a result of this change, we recorded a reduction to our investment in APLNG for the deferred tax effect of $174 million in the “Equity in earnings of affiliates” line of our consolidated income statement.

During the fourth quarter of 2015, due to the outlook for crude oil and natural gas prices at that time, the estimated fair value of our investment in APLNG declined to an amount below book value. Accordingly, we recorded a noncash $1,502 million before- and after-tax impairment, in our fourth-quarter 2015 results.

During the first and second quarters of 2017, the outlook for crude oil prices deteriorated, and as a result of significantly reduced price outlooks, the estimated fair value of our investment in APLNG declined to an amount below carrying value. Based on a review of the facts and circumstances surrounding this decline in fair value, we concluded in the second quarter of 2017 the impairment was other than temporary under the guidance of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 323, “Investments – Equity Method and Joint Ventures,” and the recognition of an impairment of our investment to fair value was necessary. Accordingly, we recorded a noncash $2,384 million, before- and after- tax impairment in our second-quarter 2017 results. Fair value was estimated based on an internal discounted cash flow model using estimated future production, an outlook of future prices from a combination of exchanges (short-term) and pricing service companies (long-term), costs, a market outlook of foreign exchange rates provided by a third party, and a discount rate believed to be consistent with those used by principal market participants. The impairment was included in the “Impairments” line on our consolidated income statement.

At December 31, 2017, the carrying value of our equity method investment in APLNG was $7,669 million. The historical cost basis of our 37.5 percent share of net assets on the books of APLNG was $7,213 million, resulting in a basis difference of $456 million on our books. The basis difference, which is substantially all associated with PP&E and subject to amortization, has been allocated on a relative fair value basis to individual exploration and production license areas owned by APLNG, some of which are not currently in production. Any future additional payments are expected to be allocated in a similar manner. Each exploration license area will periodically be reviewed for any indicators of potential impairment, which, if required, would result in acceleration of basis difference amortization. As the joint venture produces natural gas from each license, we amortize the basis difference allocated to that license using the unit-of-production method. Included in net loss attributable to ConocoPhillips for 2017, 2016 and 2015 was after-tax expense of $100 million, $92 million and $21 million, respectively, representing the amortization of this basis difference on currently producing licenses.

FCCL

FCCL Partnership, a Canadian upstream 50/50 general partnership with Cenovus Energy Inc., produces bitumen in the Athabasca oil sands in northeastern Alberta and sells the bitumen blend. Cenovus is the operator and managing partner of FCCL.

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Financial information presented within this footnote includes our historical interest up to the date of sale. For additional information on the Canada disposition and our investment in Cenovus Energy, see Note 4—Assets Held for Sale, Sold or Acquired and Note 6—Investment in Cenovus Energy.

QG3

QG3 is a joint venture that owns an integrated large-scale LNG project located in Qatar. We provided project financing, with a current outstanding balance of $581 million as described below under “Loans and Long-Term Receivables.” At December 31, 2017, the book value of our equity method investment in QG3, excluding the project financing, was $886 million. We have terminal and pipeline use agreements with Golden Pass LNG Terminal and affiliated Golden Pass Pipeline near Sabine Pass, Texas, in which we have a 12.4 percent interest, intended to provide us with terminal and pipeline capacity for the receipt, storage and regasification of LNG purchased from QG3. However, currently the LNG from QG3 is being sold to markets outside of the United States.

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

At December 31, 2017, significant loans to affiliated companies include $581 million in project financing to QG3. We own a 30 percent interest in QG3, for which we use the equity method of accounting. The other participants in the project are affiliates of Qatar Petroleum and Mitsui. QG3 secured project financing of $4.0 billion in December 2005, consisting of $1.3 billion of loans from export credit agencies (ECA), $1.5 billion from commercial banks, and $1.2 billion from ConocoPhillips. The ConocoPhillips loan facilities have substantially the same terms as the ECA and commercial bank facilities. On December 15, 2011, QG3 achieved financial completion and all project loan facilities became nonrecourse to the project participants. Semi-annual repayments began in January 2011 and will extend through July 2022.

The long-term portion of these loans is included in the “Loans and advances—related parties” line on our consolidated balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.”

Note 6—Investment in Cenovus Energy

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Consideration for the transaction included 208 million Cenovus Energy common shares, which approximated 16.9 percent of issued and outstanding Cenovus common shares at closing. See Note 4—Assets Held for Sale, Sold or Acquired, for additional information on the Canada disposition.

At closing, the fair value and cost basis of our investment in 208 million Cenovus Energy common shares was $1.96 billion based on a price of $9.41 per share on the New York Stock Exchange.

We have classified our investment as an available-for-sale equity security on our consolidated balance sheet and, as of December 31, 2017, our investment is carried at fair value of $1.90 billion, reflecting the closing price of Cenovus Energy shares on the New York Stock Exchange of $9.13 per share. The carrying value reflects a before-tax and after-tax unrealized loss of $58 million over our cost basis of $1.96 billion. The unrealized loss is reported as a component of accumulated other comprehensive loss. See Note 14—Fair Value Measurement, for additional information. We intend to decrease our investment over time through market transactions, private agreements or otherwise.

Note 7—Suspended Wells and Other Exploration Expenses

The following table reflects the net changes in suspended exploratory well costs during 2017, 2016 and 2015:

	Millions of Dollars

	2017	2016	2015

Beginning balance at January 1	$1,063	1,260	1,299
Additions pending the determination of proved reserves	118	225	331
Reclassifications to proved properties	(66)	(27)	(28)
Sales of suspended well investment	-	(247)	-
Charged to dry hole expense	(262)	(148)	(342)
Ending balance at December 31	$853	1,063	1,260

The following table provides an aging of suspended well balances at December 31:

	Millions of Dollars

	2017	2016	2015

Exploratory well costs capitalized for a period of one year or less	$67	132	235
Exploratory well costs capitalized for a period greater than one year	786	931	1,025
Ending balance	$853	1,063	1,260

Number of projects with exploratory well costs capitalized for a period greater than one year	23	26	28

The following table provides a further aging of those exploratory well costs that have been capitalized for more than one year since the completion of drilling as of December 31, 2017:

	Millions of Dollars

		Suspended Since

	Total	2014–2016	2011–2013	2004–2010

Greater Poseidon—Australia(2)	177	63	102	12
Greater Clair—UK(2)	144	99	45	-
Surmont—Canada(1)	117	34	59	24
NPRA—Alaska(1)	114	66	42	6
Barossa/Caldita—Australia(2)	77	-	-	77
Middle Magdalena Basin—Colombia(1)	48	48	-	-
Bohai—China(2)	19	19	-	-
Kamunsu East—Malaysia(2)	19	-	19	-
NC 98—Libya(2)	15	11	-	4
Sunrise—Australia(2)	13	-	-	13
Other of $10 million or less each(1)(2)	43	20	6	17
Total	$786	360	273	153

(1)Additional appraisal wells planned.

(2)Appraisal drilling complete; costs being incurred to assess development.

In line with our July 2015 announcement of plans to reduce future deepwater exploration spending, we recognized before-tax cancellation costs of $335 million and wrote off $48 million of before-tax capitalized rig costs in relation to the termination of our Gulf of Mexico deepwater drillship contract with Ensco in the Lower 48 segment in 2015. In July 2016, we entered into an agreement to terminate our final Gulf of Mexico deepwater drillship contract. The drillship, used to drill our operated deepwater well inventory in the Gulf of Mexico through April 2016, was contracted on a shared, three-year term. Accordingly, we recorded before-tax rig cancellation charges and third-party costs of $146 million in our Lower 48 segment in 2016.

In February 2017, we reached a settlement agreement on our contract for the Athena drilling rig, initially secured for our four-well commitment program in Angola. As a result of the cancellation, we recognized a before-tax charge of $43 million net in the first quarter of 2017. These charges are included in the “Exploration expenses” line on our consolidated income statement.

Note 8—Impairments

During 2017, 2016 and 2015, we recognized the following before-tax impairment charges:

	Millions of Dollars

	2017	2016	2015

Alaska	$180	1	10
Lower 48	3,969	149	(2)
Canada	22	88	4
Europe and North Africa	46	(160)	724
Asia Pacific and Middle East	2,384	44	1,508
Corporate	-	17	1
	$6,601	139	2,245

2017

In Alaska, we recorded impairments of $180 million primarily for the associated PP&E carrying value of our small interest in the Point Thomson unit.

In the Lower 48, we recorded impairments of $3,969 million primarily due to certain developed properties which were written down to fair value less costs to sell. See Note 4—Assets Held for Sale, Sold or Acquired, for additional information on our dispositions.

In Canada, we recorded impairments of $22 million primarily due to cancelled projects.

In Europe and North Africa, we recorded impairments of $46 million primarily due to reduced volume forecasts for a field in the United Kingdom and restructured ownership and a change in commercial premises for a gas processing plant in Norway, partly offset by decreased ARO estimates on fields at or nearing the end of life which were impaired in prior years.

In Asia Pacific and Middle East, we recorded impairments of $2,384 million, including the impairment of our APLNG investment. For more information, see the “APLNG” section of Note 5—Investments, Loans and Long-Term Receivables.

The charges discussed below, within this section, are included in the “Exploration expenses” line on our consolidated income statement and are not reflected in the table above.

In our Lower 48 segment, we recorded a before-tax impairment of $51 million for the associated carrying value of capitalized undeveloped leasehold costs of Shenandoah in deepwater Gulf of Mexico following the suspension of appraisal activity by the operator. Additionally, we recorded a $38 million before-tax impairment for mineral assets primarily due to plan of development changes.

2016

In the Lower 48, we recorded impairments of $149 million primarily due to cancelled projects associated with plan of development changes for Eagle Ford infrastructure, as well as lower natural gas prices and increased ARO estimates.

In Canada, we recorded impairments of $88 million mainly due to plan of development changes, as well as certain developed properties being written down to fair value less costs to sell.

In Europe and North Africa, we recorded a credit to impairment of $160 million, primarily in the United Kingdom, due to decreased ARO estimates on fields at or nearing the end of life which were impaired in prior years, partly offset by asset impairments due to lower natural gas prices in the United Kingdom.

In Asia Pacific and Middle East, we recorded impairments of $44 million, mainly due to a write-down to fair value less costs to sell of our developed properties in Block B, offshore Indonesia, in the third quarter of 2016.

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

In our Lower 48 segment, we recorded a $203 million before-tax impairment for the associated carrying value of our Gibson and Tiber undeveloped leaseholds in deepwater Gulf of Mexico. Additionally, we recorded a $95 million before-tax impairment for the associated carrying value of capitalized undeveloped leasehold costs of the Melmar prospect and a $79 million before-tax impairment, primarily as a result of changes in the estimated market value following the completion of marketing efforts.

In our Canada segment, we recorded before-tax unproved property impairments of $31 million, primarily due to decisions to discontinue additional testing of undeveloped leaseholds.

2015

See the “APLNG” section of Note 5—Investments, Loans and Long-Term Receivables, for information on the impairment of our APLNG investment included within the Asia Pacific and Middle East segment.

In Europe and North Africa, we recorded impairments of $724 million, primarily in the United Kingdom as a result of lower natural gas prices and increases to AROs.

The charges discussed below, within this section, are included in the “Exploration expenses” line on our consolidated income statement and are not reflected in the table above.

In our Other International segment, we decided not to pursue further evaluation of our Block 36 and Block 37 leases in Angola due to lack of commerciality of wells. Accordingly, we recorded before-tax impairments of $377 million and $116 million, respectively, for the associated carrying values of capitalized undeveloped leasehold costs.

In our Lower 48 segment, we decided not to conduct further activity on certain Gulf of Mexico leases, given our strategic plans to reduce deepwater exploration spending, and accordingly recorded before-tax impairments of $399 million for the associated carrying value of certain capitalized undeveloped leasehold costs.

In our Asia Pacific and Middle East segment, we decided to relinquish our Palangkaraya PSC in Indonesia. Accordingly, we recorded a before-tax impairment of $105 million for the associated carrying values of capitalized undeveloped leasehold cost.

In our Alaska segment, we recorded a before-tax impairment of $575 million for the associated carrying value of capitalized undeveloped leasehold cost in the Chukchi Sea in Alaska.

In our Canada segment, we recorded a before-tax impairment of $102 million for the Duvernay, Thornbury, Saleski and Crow Lake areas driven primarily by the lack of commerciality of wells.

Note 9—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars

	2017	2016

Asset retirement obligations	$7,798	8,405
Accrued environmental costs	180	247

Total asset retirement obligations and accrued environmental costs	7,978	8,652
Asset retirement obligations and accrued environmental costs due within one year*	(347)	(227)

Long-term asset retirement obligations and accrued environmental costs	$7,631	8,425

*Classified as a current liability on the balance sheet under “Other accruals.”

Asset Retirement Obligations

We record the fair value of a liability for an ARO when it is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, we capitalize the associated asset retirement cost by increasing the carrying amount of the related PP&E. If, in subsequent periods, our estimate of this liability changes, we will record an adjustment to both the liability and PP&E. Over time, the liability increases for the change in its present value, while the capitalized cost depreciates over the useful life of the related asset.

We have numerous AROs we are required to perform under law or contract once an asset is permanently taken out of service. Most of these obligations are not expected to be paid until several years, or decades, in the future and will be funded from general company resources at the time of removal. Our largest individual obligations involve plugging and abandonment of wells and removal and disposal of offshore oil and gas platforms around the world, as well as oil and gas production facilities and pipelines in Alaska.

During 2017 and 2016, our overall ARO changed as follows:

	Millions of Dollars

	2017	2016

Balance at January 1	$8,405	9,911
Accretion of discount	358	420
New obligations	113	180
Changes in estimates of existing obligations	(150)	(1,197)
Spending on existing obligations	(152)	(314)
Property dispositions	(1,065)	(150)
Foreign currency translation	289	(445)

Balance at December 31	$7,798	8,405

Accrued Environmental Costs

Total accrued environmental costs at December 31, 2017 and 2016, were $180 million and $247 million, respectively.

We had accrued environmental costs of $105 million and $183 million at December 31, 2017 and 2016, respectively, related to remediation activities in the United States and Canada. We had also accrued in Corporate and Other $60 million and $51 million of environmental costs associated with sites no longer in operation at December 31, 2017 and 2016, respectively. In addition, $15 million and $13 million were included at both December 31, 2017 and 2016, respectively, where the company has been named a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act, or similar state laws. Accrued environmental liabilities are expected to be paid over periods extending up to 30 years.

Expected expenditures for environmental obligations acquired in various business combinations are discounted using a weighted-average 5 percent discount factor, resulting in an accrued balance for acquired environmental liabilities of $96 million at December 31, 2017. The expected future undiscounted payments related to the portion of the accrued environmental costs that have been discounted are: $12 million in 2018, $10 million in 2019, $5 million in 2020, $10 million in 2021, $3 million in 2022, and $106 million for all future years after 2022.

Note 10—Debt

Long-term debt at December 31 was:

	Millions of Dollars

	2017	2016

9.125% Debentures due 2021	$150	150
8.20% Debentures due 2025	150	150
8.125% Notes due 2030	600	600
7.9% Debentures due 2047	100	100
7.8% Debentures due 2027	300	300
7.65% Debentures due 2023	88	88
7.40% Notes due 2031	500	500
7.375% Debentures due 2029	92	92
7.25% Notes due 2031	500	500
7.20% Notes due 2031	575	575
7% Debentures due 2029	200	200
6.95% Notes due 2029	1,549	1,549
6.875% Debentures due 2026	67	67
6.65% Debentures due 2018	-	297
6.50% Notes due 2039	2,750	2,750
6.00% Notes due 2020	-	1,000
5.951% Notes due 2037	645	645
5.95% Notes due 2036	500	500
5.95% Notes due 2046	500	500
5.90% Notes due 2032	505	505
5.90% Notes due 2038	600	600
5.75% Notes due 2019	-	2,250
5.20% Notes due 2018	-	500
4.95% Notes due 2026	1,250	1,250
4.30% Notes due 2044	750	750
4.20% Notes due 2021	1,000	1,250
4.15% Notes due 2034	500	500
3.35% Notes due 2024	1,000	1,000
3.35% Notes due 2025	500	500
2.875% Notes due 2021	750	750
2.4% Notes due 2022	1,000	1,000
2.2% Notes due 2020	500	500
1.5% Notes due 2018	-	750
1.05% Notes due 2017	-	1,000
Floating rate term loan due 2019 at 2.31% – 2.75% during 2017 and 1.94% – 2.31% during 2016	-	1,450
Floating rate notes due 2018 at 1.24% – 1.75% during 2017 and 0.69% – 1.24% during 2016	250	250
Floating rate notes due 2022 at 1.81% – 2.32% during 2017 and 1.26% – 1.81% during 2016	500	500
Industrial Development Bonds due 2017 through 2038 at 0.64% – 1.74% during 2017 and 0.01% – 0.91% during 2016	18	18
Marine Terminal Revenue Refunding Bonds due 2031 at 0.64% – 1.74% during 2017 and 0.01% – 0.95% during 2016	265	265
Other	23	24

Debt at face value	18,677	26,175
Capitalized leases	774	852
Net unamortized premiums, discounts and debt issuance costs	252	248

Total debt	19,703	27,275
Short-term debt	(2,575)	(1,089)

Long-term debt	$17,128	26,186

Maturities of long-term borrowings, inclusive of net unamortized premiums and discounts, in 2018 through 2022 are: $2,575 million, $113 million, $97 million, $236 million and $1,602 million, respectively.

We have a revolving credit facility totaling $6.75 billion, expiring in June 2019. Our revolving credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper programs. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or any of its consolidated subsidiaries.

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

We have two commercial paper programs. The ConocoPhillips $6.25 billion commercial paper program is available to fund short-term working capital needs. We also have the ConocoPhillips Qatar Funding Ltd. $500 million commercial paper program, which is used to fund commitments relating to QG3. Commercial paper maturities are generally limited to 90 days. We had no commercial paper outstanding at December 31, 2017 or 2016, under either the ConocoPhillips or the ConocoPhillips Qatar Funding Ltd. commercial paper program. We had no direct borrowings or letters of credit issued under the revolving credit facility. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.75 billion in borrowing capacity under our revolving credit facility at December 31, 2017.

In 2017, two notes totaling $1,001 million were paid at maturity, including the $1.0 billion 1.05% Notes due 2017. Also in 2017, we prepaid the $1,450 million term loan facility due in 2019.

We also redeemed a total $5.0 billion of debt, described below, incurring $301 million in premiums above book value, which are reported in the “Other expense” line on our consolidated income statement.

•	6.65% Debentures due 2018 with principal of $297 million.
•	5.20% Notes due 2018 with principal of $500 million.
•	1.5% Notes due 2018 with principal of $750 million.
•	5.75% Notes due 2019 with principal of $2.25 billion.
•	6.00% Notes due 2020 with principal of $1.0 billion.
•	4.20% Notes due 2021 with principal of $1.25 billion (partial redemption of $250 million).

In the fourth quarter of 2017, we gave notice to redeem the following debt instruments totaling $2.25 billion.

•	2.2% Notes due 2020 with principal of $500 million.
•	4.20% Notes due 2021 with remaining principal of $1.0 billion.
•	2.875% Notes due 2021 with principal of $750 million.

The prepayments occurred on January 22, 2018, and we incurred premiums above book value of $75 million.

At both December 31, 2017 and 2016, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. The VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

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

A capital lease asset and capital lease obligation were recognized for our proportionate interest in the FPS of $906 million, based on the present value of the future minimum lease payments using our before-tax incremental borrowing rate of 3.58 percent for debt with similar terms. Our proportionate interest in the FPS is 29 percent as of December 31, 2017. The net carrying value of the capital lease asset was approximately $434 million and $540 million as of December 31, 2017 and 2016, respectively. The capital lease asset is being depreciated over a period consistent with the estimated proved reserves of Gumusut using the unit-of-production method with the associated depreciation included in the “Depreciation, depletion and amortization” line on our consolidated income statement. As of December 31, 2017 and 2016, accumulated depreciation of the capital lease asset amounted to approximately $381 million and $268 million, respectively.

At December 31, 2017, future minimum payments due under capital leases were:

Millions of Dollars

2018	$108
2019	106
2020	106
2021	88
2022	88
Remaining years	487

Total	983
Less: portion representing imputed interest	(209)

Capital lease obligations	$774

Note 11—Guarantees

At December 31, 2017, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

APLNG Guarantees

At December 31, 2017, we had outstanding multiple guarantees in connection with our 37.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing December 2017 exchange rates:

•	We guaranteed APLNG’s performance with regard to a construction contract executed in connection with APLNG’s issuance of the Train 1 and Train 2 Notices to Proceed. Our maximum potential amount of future payments related to this guarantee became immaterial in the second quarter of 2017.

•	We issued a construction completion guarantee related to the third-party project financing secured by APLNG. In October 2016, we reached financial completion for Train 1, releasing a portion of our guarantee. In August 2017, the two-train project finance lenders’ test was completed, releasing the remaining guarantee.

•	During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee is 12 years. Our maximum exposure under this guarantee is approximately $200 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At December 31, 2017, the carrying value of this guarantee is approximately $14 million.

•	In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy in October 2008, we agreed to reimburse Origin Energy for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of up to 24 years. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $960 million ($1.71 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.

•	We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of up to 28 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $150 million and would become payable if APLNG does not perform.

Other Guarantees

We have other guarantees with maximum future potential payment amounts totaling approximately $780 million, which consist primarily of guarantees of the residual value of leased office buildings, guarantees of the residual value of leased corporate aircraft, and a guarantee for our portion of a joint venture’s project finance reserve accounts. These guarantees have remaining terms of up to 5 years and would become payable if, upon sale, certain asset values are lower than guaranteed amounts, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties.

Indemnifications

Over the years, we have entered into agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes, environmental liabilities, employee claims and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at December 31, 2017, was approximately $100 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount at December 31, 2017, were approximately $40 million of environmental accruals for known contamination that are included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

In 2012, we completed the separation of our downstream business, creating two independent energy companies: ConocoPhillips and Phillips 66. On March 1, 2015, a supplier to one of the refineries included in Phillips 66 as part of the separation of our downstream business formally registered Phillips 66 as a party to the supply agreement, thereby triggering a guarantee we provided at the time of separation. Our maximum potential liability for future payments under this guarantee, which would become payable if Phillips 66 does not perform its contractual obligations under the supply agreement, is approximately $1.31 billion. At

December 31, 2017, the carrying value of this guarantee is approximately $98 million and the remaining term is seven years. Because Phillips 66 has indemnified us for losses incurred under this guarantee, we have recorded an indemnification asset from Phillips 66 of approximately $98 million. The recorded indemnification asset amount represents the estimated fair value of the guarantee; however, if we are required to perform under the guarantee, we would expect to recover from Phillips 66 any amounts in excess of that value, provided Phillips 66 is a going concern.

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

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at December 31, 2017, we had performance obligations secured by letters of credit of $338 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.

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

In 2008, Burlington Resources, Inc., a wholly owned subsidiary of ConocoPhillips, initiated arbitration before ICSID against The Republic of Ecuador challenging a windfall profits tax and subsequent expropriation of Blocks 7 and 21. On April 24, 2012, Ecuador filed environmental and infrastructure counterclaims against Burlington relating to alleged impacts to Blocks 7 and 21. Ecuador also filed the environmental and infrastructure counterclaims relating to Blocks 7 and 21 in a separate, parallel ICSID arbitration brought by Perenco Ecuador Limited, Burlington’s co-venturer and consortium operator. Perenco and Burlington each have joint liability for the counterclaims under their joint operating agreements. On December 14, 2012, the ICSID tribunal issued a decision in favor of Burlington, finding that Ecuador’s seizure of Blocks 7 and 21 was an unlawful expropriation in violation of the Ecuador-U.S. Bilateral Investment Treaty. In February 2017, the ICSID tribunal unanimously awarded Burlington $380 million for Ecuador’s unlawful expropriation and breach of the U.S.-Ecuador bilateral investment treaty. The tribunal also issued a separate decision finding Ecuador to be entitled to $42 million for environmental and infrastructure impacts to Blocks 7 and 21. In December 2017, Burlington and Ecuador entered into a settlement agreement by which Ecuador agreed to pay Burlington $337 million in two installments. The first installment of $75 million was timely paid on December 1, 2017. The second installment of $262 million is to be paid by April 2018. The settlement includes an offset for the counterclaims decision, of which Burlington is entitled to a $24 million contribution from Perenco pursuant to the joint operating agreement. The ICSID arbitration between Perenco and Ecuador remains pending.

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

In 2017 and early 2018, cities and/or counties in California and New York have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. ConocoPhillips will be vigorously defending against these lawsuits.

Long-Term Throughput Agreements and Take-or-Pay Agreements

We have certain throughput agreements and take-or-pay agreements in support of financing arrangements. The agreements typically provide for natural gas or crude oil transportation to be used in the ordinary course of the company’s business. The aggregate amounts of estimated payments under these various agreements are: 2018—$21 million; 2019—$7 million; 2020—$7 million; 2021—$7 million; 2022—$7 million; and 2023 and after—$74 million. Total payments under the agreements were $43 million in 2017, $42 million in 2016 and $27 million in 2015.

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

The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars

	2017	2016

Assets
Prepaid expenses and other current assets	$275	268
Other assets	36	44
Liabilities
Other accruals	282	300
Other liabilities and deferred credits	28	34

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars

	2017	2016	2015

Sales and other operating revenues	$77	(198)	231
Other income	-	(1)	2
Purchased commodities	(61)	161	(201)

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)

	2017	2016

Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(29)	(31)
Basis	12	2

Foreign Currency Exchange Derivatives

We have foreign currency exchange rate risk resulting from international operations. Our foreign currency exchange derivative activity primarily relates to managing our cash-related foreign currency exchange rate exposures, such as firm commitments for capital programs or local currency tax payments, dividends and cash returns from net investments in foreign affiliates, and investments in available-for-sale securities. We do not elect hedge accounting on our foreign currency exchange derivatives.

The following table presents the gross fair values of our foreign currency exchange derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars

	2017	2016

Assets
Prepaid expenses and other current assets	$1	1
Other assets	6	-
Liabilities
Other accruals	-	168
Other liabilities and deferred credits	15	-

In December 2017, we entered into foreign exchange zero cost collars buying the right to sell $1.25 billion CAD at $0.707 CAD and selling the right to buy $1.25 billion CAD at $0.842 CAD against the U.S. dollar.

The (gains) losses from foreign currency exchange derivatives incurred and the line item where they appear on our consolidated income statement were:

	Millions of Dollars

	2017	2016	2015

Foreign currency transaction (gains) losses	$13	247	(33)

We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions Notional Currency

	2017	2016

Foreign Currency Exchange Derivatives
Sell U.S. dollar, buy other currencies(1)	USD -	13
Buy U.S. dollar, sell other currencies(2)	USD -	25
Buy British pound, sell other currencies(3)	GBP -	1,069
Sell British pound, buy other currencies(4)	GBP 1	51
Sell Canadian dollar, buy U.S. dollar	CAD 1,225	-

(1)Primarily Canadian dollar.

(2)Primarily British pound.

(3)Primarily Canadian dollar.

(4)Primarily euro and Norwegian krone.

Financial Instruments

We invest excess cash in financial instruments with maturities based on our cash forecasts for the various currency pools we manage. The maturities of these investments may from time to time extend beyond 90 days. The types of financial instruments that we currently invest include:

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

	Millions of Dollars

	Carrying Amount

	Cash and Cash Equivalents		Short-Term Investments

	2017	2016	2017	2016

Cash	$948	623	-	-
Time deposits
Remaining maturities from 1 to 90 days	5,004	2,987	821	39
Remaining maturities from 91 to 180 days	-	-	-	11
Commercial paper
Remaining maturities from 1 to 90 days	373	-	978	-
Remaining maturities from 91 to 180 days	-	-	74	-

	$6,325	3,610	1,873	50

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

The credit risk from our OTC derivative contracts, such as forwards, swaps and options, derives from the counterparty to the transaction. Individual counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. We also use futures, swaps and option contracts that have a negligible credit risk because these trades are cleared with an exchange clearinghouse and subject to mandatory margin requirements until settled; however, we are exposed to the credit risk of those exchange brokers for receivables arising from daily margin cash calls, as well as for cash deposited to meet initial margin requirements.

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

The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position on December 31, 2017 and December 31, 2016, was $55 million and $42 million, respectively. For these instruments, no collateral was posted as of December 31, 2017, or December 31, 2016. If our credit rating had been downgraded below investment grade on December 31, 2017, we would be required to post $55 million of additional collateral, either with cash or letters of credit.

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

The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. Transfers occur at the end of the reporting period. At the end of the fourth quarter of 2017, our $1,899 million investment in Cenovus Energy was transferred from Level 2 to Level 1 due to the lapsing of trading restrictions. There were no other material transfers in or out of Level 1 during 2017 or 2016.

Recurring Fair Value Measurement

Financial assets and liabilities reported at fair value on a recurring basis primarily include commodity derivatives. Level 1 derivative assets and liabilities primarily represent exchange-traded futures and options that are valued using unadjusted prices available from the underlying exchange. This also includes our investment in common shares of Cenovus Energy, which is valued using quotes for shares on the New York Stock Exchange. Level 2 derivative assets and liabilities primarily represent OTC swaps, options and forward purchase and sale contracts that are valued using adjusted exchange prices, prices provided by brokers or pricing service companies that are all corroborated by market data. Level 3 derivative assets and liabilities consist of OTC swaps, options and forward purchase and sale contracts where a significant portion of fair value is calculated from underlying market data that is not readily available. The derived value uses industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in management’s best estimate of fair value. Level 3 activity was not material for all periods presented.

The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Investment in Cenovus Energy	$1,899	-	-	1,899	-	-	-	-
Commodity derivatives	175	106	30	311	194	96	22	312

Total assets	$2,074	106	30	2,210	194	96	22	312

Liabilities
Commodity derivatives	$158	111	41	310	207	105	22	334

Total liabilities	$158	111	41	310	207	105	22	334

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists.

	Millions of Dollars
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Setoff	Net Amounts

December 31, 2017
Assets	$311	186	125	-	4	121
Liabilities	310	186	124	7	5	112

December 31, 2016
Assets	$312	221	91	-	5	86
Liabilities	334	221	113	12	12	89

At December 31, 2017 and December 31, 2016, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement

The following table summarizes the fair value hierarchy by major category and date of remeasurement for assets accounted for at fair value on a non-recurring basis:

	Millions of Dollars

		Fair Value Measurements Using

	Fair Value	Level 1 Inputs	Level 3 Inputs	Before-Tax Loss

Year ended December 31, 2017
Net PP&E (held for use)
December 31, 2017	$75	-	75	154
Net PP&E (held for sale)
June 30, 2017	2,830	2,830	-	3,882
December 31, 2017	113	113	-	78
Cost and equity method investments
June 30, 2017	7,656	-	7,656	2,384

Year ended December 31, 2016
Net PP&E (held for use)
March 31, 2016	$217	-	217	129
June 30, 2016	23	-	23	53
December 31, 2016	13	-	13	29
Net PP&E (held for sale)
September 30, 2016	217	217	-	99
Cost and equity method investments
December 31, 2016	90	4	86	40

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

Equity Method Investments

Certain cost and equity method investments were determined to have fair values below their carrying amounts, and the impairments were considered to be other than temporary under the guidance of FASB ASC Topic 323. During 2017, this included our investment in APLNG, which was written down to its fair value of $7,656 million, resulting in a before-tax-charge of $2,384 million. For additional information on APLNG, see Note 5—Investments, Loans and Long-Term Receivables. During 2016, an investment using Level 1 inputs was written down to fair value, less costs to sell, determined by its negotiated selling price. Investments using Level 3 inputs had fair values determined primarily by internal discounted cash flow models using estimates of future production, prices from futures exchanges and pricing service companies, costs, and a discount factor believed to be consistent with those used by principal market participants.

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

The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	2017	2016	2017	2016

Financial assets
Investment in Cenovus Energy	$1,899	-	1,899	-
Commodity derivatives	125	91	125	91
Total loans and advances—related parties	586	701	586	701
Financial liabilities
Total debt, excluding capital leases	18,929	26,423	22,435	29,307
Commodity derivatives	117	101	117	101

Commodity derivatives

At December 31, 2017, commodity derivative assets and liabilities appear net with no obligations to return cash collateral and $7 million of rights to reclaim cash collateral, respectively. At December 31, 2016, commodity derivative assets and liabilities appear net with no obligations to return cash collateral and $12 million of rights to reclaim cash collateral, respectively.

Note 15—Equity

Common Stock

The changes in our shares of common stock, as categorized in the equity section of the balance sheet, were:

	Shares
	2017	2016	2015

Issued
Beginning of year	1,782,079,107	1,778,226,388	1,773,583,368
Distributed under benefit plans	3,340,068	3,852,719	4,643,020

End of year	1,785,419,175	1,782,079,107	1,778,226,388

Held in Treasury
Beginning of year	544,809,771	542,230,673	542,230,673
Repurchase of common stock	63,502,263	2,579,098	-

End of year	608,312,034	544,809,771	542,230,673

Preferred Stock

We have authorized 500 million shares of preferred stock, par value $.01 per share, none of which was issued or outstanding at December 31, 2017 or 2016.

Noncontrolling Interests

At December 31, 2017 and 2016, we had $194 million and $252 million outstanding, respectively, of equity in less-than-wholly owned consolidated subsidiaries held by noncontrolling interest owners. For both periods, the amounts were related to the Darwin LNG and Bayu-Darwin Pipeline operating joint ventures we control.

Repurchase of Common Stock

On November 10, 2016, we announced plans to purchase up to $3 billion of our common stock through 2019. On March 29, 2017, we announced plans to double our share repurchase program to $6 billion of common stock through 2019, with $3 billion allocated and purchased in 2017, and the remainder allocated evenly to 2018 and 2019. On February 1, 2018, we announced the acceleration of our previously stated 2018 share repurchases from $1.5 billion to $2.0 billion, with the remaining balance to be repurchased in 2019. Repurchase of shares began in November 2016, and totaled 66,081,361 shares at a cost of $3,126 million, through December 31, 2017.

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

At December 31, 2017, future minimum rental payments due under noncancelable leases were:

Millions of Dollars

2018	$278
2019	214
2020	414
2021	126
2022	307
Remaining years	209

Total	1,548
Less: income from subleases	(11)

Net minimum operating lease payments	$1,537

Operating lease rental expense for the years ended December 31 was:

	Millions of Dollars

	2017	2016		2015

Total rentals	$264	537		432
Less: sublease rentals	(20)	(10)	*	(9)

	$244	527		423

*Amount updated to reflect additional sublease income in 2016.

Note 17—Employee Benefit Plans

Pension and Postretirement Plans

An analysis of the projected benefit obligations for our pension plans and accumulated benefit obligations for our postretirement health and life insurance plans follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2017		2016		2017	2016

	U.S.	Int’l.	U.S.	Int’l.

Change in Benefit Obligation
Benefit obligation at January 1	$3,416	3,445	3,772	3,321	286	352
Service cost	89	77	108	76	2	2
Interest cost	118	103	133	120	9	13
Plan participant contributions	-	2	-	3	23	24
Plan amendments	-	-	-	-	-	(27)
Actuarial (gain) loss	244	52	247	466	12	(14)
Benefits paid	(631)	(117)	(872)	(148)	(68)	(68)
Curtailment	-	-	14	10	-	3
Settlement	-	-	-	(46)	-	-
Recognition of termination benefits	-	-	14	1	-	-
Foreign currency exchange rate change	-	283	-	(358)	1	1

Benefit obligation at December 31*	$3,236	3,845	3,416	3,445	265	286

*Accumulated benefit obligation portion of above at December 31:	$3,076	3,404	3,246	3,067

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$2,081	3,068	2,606	3,063	-	-
Actual return on plan assets	336	313	133	397	-	-
Company contributions	755	114	214	125	45	44
Plan participant contributions	-	2	-	3	23	24
Benefits paid	(631)	(117)	(872)	(148)	(68)	(68)
Foreign currency exchange rate change	-	267	-	(372)	-	-

Fair value of plan assets at December 31	$2,541	3,647	2,081	3,068	-	-

Funded Status	$(695)	(198)	(1,335)	(377)	(265)	(286)

	Millions of Dollars
	Pension Benefits				Other Benefits
	2017		2016		2017	2016

	U.S.	Int’l.	U.S.	Int’l.

Amounts Recognized in the Consolidated Balance Sheet at December 31
Noncurrent assets	$-	205	-	164	-	-
Current liabilities	(38)	(4)	(101)	(7)	(45)	(44)
Noncurrent liabilities	(657)	(399)	(1,234)	(534)	(220)	(242)

Total recognized	$(695)	(198)	(1,335)	(377)	(265)	(286)

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	3.55%	2.80	3.95	3.00	3.30	3.60
Rate of compensation increase	4.00	3.75	4.00	3.85	-	-

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	3.80%	3.00	3.90	3.95	3.60	3.75
Expected return on plan assets	6.55	5.05	7.00	5.45	-	-
Rate of compensation increase	4.00	3.85	4.00	4.05	-	-

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

Included in accumulated other comprehensive income (loss) at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2017		2016		2017	2016

	U.S.	Int’l.	U.S.	Int’l.

Unrecognized net actuarial (gain) loss	$588	358	748	479	(12)	(27)
Unrecognized prior service cost (credit)	-	(16)	4	(20)	(249)	(285)

	Millions of Dollars
	Pension Benefits				Other Benefits
	2017		2016		2017	2016

	U.S.	Int’l.	U.S.	Int’l.

Sources of Change in Other Comprehensive Income (Loss)
Net gain (loss) arising during the period	$(40)	71	(263)	(232)	(12)	14
Amortization of (gain) loss included in income (loss)*	200	50	288	26	(3)	(5)

Net change during the period	$160	121	25	(206)	(15)	9

Prior service credit (cost) arising during the period	$-	2	-	(4)	-	27
Amortization of prior service cost (credit) included in income (loss)	4	(6)	5	(6)	(36)	(34)

Net change during the period	$4	(4)	5	(10)	(36)	(7)

*Includes settlement losses recognized in 2017 and 2016.

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

Included in accumulated other comprehensive loss at December 31, 2017, were the following before-tax amounts that are expected to be amortized into net periodic benefit cost during 2018:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

Unrecognized net actuarial (gain) loss	$59	36	(1)
Unrecognized prior service credit	-	(5)	(34)

For our tax-qualified pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets were $5,634 million, $5,226 million, and $5,113 million, respectively, at December 31, 2017, and $5,498 million, $5,145 million, and $4,208 million, respectively, at December 31, 2016.

For our unfunded nonqualified key employee supplemental pension plans, the projected benefit obligation and the accumulated benefit obligation were $578 million and $503 million, respectively, at December 31, 2017, and were $586 million and $496 million, respectively, at December 31, 2016.

The components of net periodic benefit cost of all defined benefit plans are presented in the following table:

	Millions of Dollars
	Pension Benefits						Other Benefits
	2017		2016		2015		2017	2016	2015

	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Service cost	$89	77	108	76	138	124	2	2	4
Interest cost	118	103	133	120	161	135	9	13	22
Expected return on plan assets	(132)	(158)	(149)	(147)	(201)	(164)	-	-	-
Amortization of prior service cost (credit)	4	(6)	5	(6)	6	(7)	(36)	(34)	(17)
Recognized net actuarial loss (gain)	69	50	86	26	115	82	(3)	(2)	2
Settlements	131	-	202	-	197	7	-	-	-
Curtailment (gain) loss	-	-	14	-	35	(4)	-	1	2

Net periodic benefit cost	$279	66	399	69	451	173	(28)	(20)	13

We recognized pension settlement losses of $131 million in 2017, $202 million in 2016 and $204 million in 2015 as lump-sum benefit payments from certain U.S. and international pension plans exceeded the sum of service and interest costs for those plans and led to recognition of settlement losses.

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

We have multiple nonpension postretirement benefit plans for health and life insurance. The health care plans are contributory and subject to various cost sharing features, with participant and company contributions adjusted annually; the life insurance plans are noncontributory. The measurement of the U.S. pre-65 retiree medical accumulated postretirement benefit obligation assumes a health care cost trend rate of 6.25 percent in 2018 that declines to 5 percent by 2023. The measurement of the U.S. post-65 retiree medical accumulated postretirement benefit obligation assumes an ultimate health care cost trend rate of 5 percent achieved in 2018. A one-percentage-point change in the assumed health care cost trend rate would be immaterial to ConocoPhillips.

Plan Assets—We follow a policy of broadly diversifying pension plan assets across asset classes and individual holdings. As a result, our plan assets have no significant concentrations of credit risk. Asset classes that are considered appropriate include U.S. equities, non-U.S. equities, U.S. fixed income, non-U.S. fixed income, real estate and private equity investments. Plan fiduciaries may consider and add other asset classes to the investment program from time to time. The target allocations for plan assets are 43 percent equity securities, 50 percent debt securities, 6 percent real estate and 1 percent other. Generally, the plan investments are publicly traded, therefore minimizing liquidity risk in the portfolio.

The following is a description of the valuation methodologies used for the pension plan assets. There have been no changes in the methodologies used at December 31, 2017 and 2016.

•	Fair values of equity securities and government debt securities categorized in Level 1 are primarily based on quoted market prices in active markets for identical assets and liabilities.
•	Fair values of corporate debt securities, agency and mortgage-backed securities and government debt securities categorized in Level 2 are estimated using recently executed transactions and quoted market prices for similar assets and liabilities in active markets and for identical assets and liabilities in markets that are not active. If there have been no market transactions in a particular fixed income security, its fair value is calculated by pricing models that benchmark the security against other securities with actual market prices. When observable quoted market prices are not available, fair value is based on pricing models that use something other than actual market prices (e.g., observable inputs such as benchmark yields, reported trades and issuer spreads for similar securities), and these securities are categorized in Level 3 of the fair value hierarchy.
•	Fair values of investments in common/collective trusts are determined by the issuer of each fund based on the fair value of the underlying assets.
•	Fair values of mutual funds are based on quoted market prices, which represent the net asset value of shares held.
•	Time deposits are valued at cost, which approximates fair value.
•	Cash is valued at cost, which approximates fair value. Fair values of international cash equivalents categorized in Level 2 are valued using observable yield curves, discounting and interest rates. U.S. cash balances held in the form of short-term fund units that are redeemable at the measurement date are categorized as Level 2.
•	Fair values of exchange-traded derivatives classified in Level 1 are based on quoted market prices. For other derivatives classified in Level 2, the values are generally calculated from pricing models with market input parameters from third-party sources.
•	Fair values of insurance contracts are valued at the present value of the future benefit payments owed by the insurance company to the plans’ participants.
•	Fair values of real estate investments are valued using real estate valuation techniques and other methods that include reference to third-party sources and sales comparables where available.
•	A portion of U.S. pension plan assets is held as a participating interest in an insurance annuity contract, which is calculated as the market value of investments held under this contract, less the accumulated benefit obligation covered by the contract. The participating interest is classified as Level 3 in the fair value hierarchy as the fair value is determined via a combination of quoted market prices, recently executed transactions, and an actuarial present value computation for contract obligations. At December 31, 2017, the participating interest in the annuity contract was valued at $99 million and consisted of $265 million in debt securities, less $166 million for the accumulated benefit obligation covered by the contract. At December 31, 2016, the participating interest in the annuity contract was valued at $121 million and consisted of $288 million in debt securities, less $167 million for the accumulated benefit obligation covered by the contract. The net change from 2016 to 2017 is due to a decrease in the fair value of the underlying investments of $23 million offset by a decrease in the present value of the contract obligation of $1 million. The participating interest is not available for meeting general pension benefit obligations in the near term. No future company contributions are required and no new benefits are being accrued under this insurance annuity contract.

The fair values of our pension plan assets at December 31, by asset class were as follows:

	Millions of Dollars

	U.S.				International

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

2017
Equity Securities
U.S.	$161	-	14	175	440	-	-	440
International	178	-	-	178	315	-	-	315
Common/collective trusts	-	-	-	-	-	183	-	183
Mutual funds	146	-	-	146	292	165	-	457
Debt Securities
Government	-	-	-	-	902	-	-	902
Corporate	-	2	-	2	-	-	-	-
Common/collective trusts	-	-	-	-	-	648	-	648
Mutual funds	-	-	-	-	144	-	-	144
Cash and cash equivalents	-	-	-	-	111	-	-	111
Time deposits	-	-	-	-	3	-	-	3
Derivatives	-	-	-	-	5	-	-	5
Real estate	-	-	-	-	-	-	123	123
Total in fair value hierarchy	$485	2	14	501	2,212	996	123	3,331

Investments measured at net asset value*
Equity Securities
Common/collective trusts	$-	-	-	805	-	-	-	-
Debt Securities
Corporate	-	-	-	-	-	-	-	172
Agency and mortgage-backed securities	-	-	-	-	-	-	-	15
Common/collective trusts	-	-	-	1,042	-	-	-	-
Cash and cash equivalents	-	-	-	17	-	-	-	24
Real estate	-	-	-	74	-	-	-	94

Total**	$485	2	14	2,439	2,212	996	123	3,636

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

**Excludes the participating interest in the insurance annuity contract with a net asset value of $99 million and net receivables related to security transactions of     $14 million.

The fair values of our pension plan assets at December 31, by asset class were as follows:

	Millions of Dollars

	U.S.				International

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

2016
Equity Securities
U.S.	$632	-	14	646	628	-	-	628
International	342	-	-	342	428	-	-	428
Common/collective trusts	-	-	-	-	-	156	-	156
Mutual funds	62	-	-	62	268	139	-	407
Debt Securities
Government	-	38	-	38	470	-	-	470
Corporate	-	54	3	57	-	-	-	-
Common/collective trusts	-	-	-	-	-	385	-	385
Mutual funds	-	-	-	-	137	-	-	137
Cash and cash equivalents	-	-	-	-	48	-	-	48
Derivatives	-	-	-	-	18	-	-	18
Real estate	-	-	-	-	-	-	111	111

Total in fair value hierarchy	$1,036	92	17	1,145	1,997	680	111	2,788

Investments measured at net asset value*
Equity Securities
Common/collective trusts	$-	-	-	410	-	-	-	-
Debt Securities
Corporate	-	-	-	-	-	-	-	155
Agency and mortgage-backed securities	-	-	-	-	-	-	-	27
Common/collective trusts	-	-	-	312	-	-	-	-
Cash and cash equivalents	-	-	-	36	-	-	-	11
Real estate	-	-	-	69	-	-	-	76

Total**	$1,036	92	17	1,972	1,997	680	111	3,057

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

Our funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended. Contributions to foreign plans are dependent upon local laws and tax regulations. In 2018, we expect to contribute approximately $80 million to our domestic nonqualified pension and postretirement benefit plans and $130 million to our international qualified and nonqualified pension and postretirement benefit plans.

The following benefit payments, which are exclusive of amounts to be paid from the insurance annuity contract and which reflect expected future service, as appropriate, are expected to be paid:

	Millions of Dollars

	Pension Benefits		Other Benefits

	U.S.	Int’l.

2018	$ 383	122	40
2019	302	141	37
2020	290	135	34
2021	286	144	31
2022	291	144	28
2023–2027	1,247	780	91

Severance Accrual

As a result of selling our 50 percent nonoperated interest in the FCCL Partnership and the majority of our western Canada gas assets, as well as our interest in the San Juan Basin, a reduction in our overall employee workforce occurred during 2017. Severance accruals of $65 million were recorded in 2017. The following table summarizes our severance accrual activity for the year ended December 31, 2017:

Millions of Dollars

Balance at December 31, 2016	$80
Accruals	65
Benefit payments	(93)
Foreign currency translation adjustments	1

Balance at December 31, 2017	$53

Of the remaining balance at December 31, 2017, $30 million is classified as short-term.

Defined Contribution Plans

Most U.S. employees are eligible to participate in the ConocoPhillips Savings Plan (CPSP). Employees can deposit up to 75 percent of their eligible pay, subject to statutory limits, in the CPSP to a choice of approximately 34 investment options. Employees who participate in the CPSP and contribute 1 percent of their eligible pay receive a 6 percent company cash match with a potential company discretionary cash contribution of up to 6 percent. Company contributions charged to expense for the CPSP and predecessor plans were $51 million in 2017, $58 million in 2016, and $109 million in 2015.

We have several defined contribution plans for our international employees, each with its own terms and eligibility depending on location. Total compensation expense recognized for these international plans was approximately $35 million in 2017, $44 million in 2016, and $55 million in 2015.

Share-Based Compensation Plans

The 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (the Plan) was approved by shareholders in May 2014. Over its 10-year life, the Plan allows the issuance of up to 79 million shares of our common stock for compensation to our employees and directors; however, as of the effective date of the Plan, (i) any shares of common stock available for future awards under the prior plans and (ii) any shares of common stock represented by awards granted under the prior plans that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the company shall be available for awards under the Plan, and no new awards shall be granted under the prior plans. Of the 79 million shares available for issuance under the Plan, no more than 40 million shares of common stock are available for incentive stock options. The Human Resources and Compensation Committee of our Board of Directors is authorized to determine the types, terms, conditions and limitations of awards granted. Awards may be granted in the form of, but not limited to, stock options, restricted stock units and performance share units to employees and non-employee directors who contribute to the company’s continued success and profitability.

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

Compensation Expense—Total share-based compensation expense recognized in loss and the associated tax benefit for the years ended December 31 were as follows:

	Millions of Dollars

	2017	2016	2015

Compensation cost	$227	272	362
Tax benefit	76	92	123

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

The fair market values of the options granted over the past three years were measured on the date of grant using the Black-Scholes-Merton option-pricing model. The weighted-average assumptions used were as follows:

	2017	2016	2015

Assumptions used
Risk-free interest rate	2.24%	1.55	1.79
Dividend yield	4.00%	4.00	4.00
Volatility factor	28.12%	26.80	23.32
Expected life (years)	6.39	6.37	5.79

There were no ranges in the assumptions used to determine the fair market values of our options granted over the past three years.

We believe our historical volatility for periods prior to the 2012 separation of our Downstream businesses is no longer relevant in estimating expected volatility. For 2015 through 2017, expected volatility was based on the weighted-average blend of the company’s historical stock price volatility from May 1, 2012 (the date of separation of our Downstream businesses) through the stock option grant date and the average historical stock price volatility of a group of peer companies for the expected term of the options.

The following summarizes our stock option activity for the year ended December 31, 2017:

	Options	Weighted- Average Exercise Price	Weighted- Average	Millions of Dollars
			Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2016	23,712,112	$52.14		$128
Granted	2,670,200	49.76	$9.18
Exercised	(360,396)	37.24		4
Forfeited	(50,696)	48.55
Expired or cancelled	(1,248,417)	50.61

Outstanding at December 31, 2017	24,722,803	$52.18		$177

Vested at December 31, 2017	23,424,010	$52.52		$162

Exercisable at December 31, 2017	18,074,088	$54.34		$101

The weighted-average remaining contractual term of outstanding options, vested options and exercisable options at December 31, 2017, was 5.52 years, 5.36 years and 4.50 years, respectively. The weighted-average grant date fair value of stock option awards granted during 2016 and 2015 was $5.39 and $9.54, respectively. The aggregate intrinsic value of options exercised was zero in 2016 and $10 million in 2015.

During 2017, we received $13 million in cash and realized a tax benefit of $12 million from the exercise of options. At December 31, 2017, the remaining unrecognized compensation expense from unvested options was $5 million, which will be recognized over a weighted-average period of 1.33 years, the longest period being 2.12 years.

Beginning in 2018, stock option grants will be discontinued and replaced with three-year, time-vested restricted stock units which will be cash-settled.

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

The following summarizes our stock unit activity for the year ended December 31, 2017:

	Stock Units	Weighted-Average	Millions of Dollars

		Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2016	8,507,504	$48.65
Granted	3,011,903	48.77
Forfeited	(372,871)	45.99
Issued	(3,319,684)		$159

Outstanding at December 31, 2017	7,826,852	$45.75

Not Vested at December 31, 2017	5,396,027	$45.58

At December 31, 2017, the remaining unrecognized compensation cost from the unvested units was $93 million, which will be recognized over a weighted-average period of 1.67 years, the longest period being 2.75 years. The weighted-average grant date fair value of stock unit awards granted during 2016 and 2015 was $32.15 and $65.40, respectively. The total fair value of stock units issued during 2016 and 2015 was $191 million and $316 million, respectively.

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

The following summarizes our stock-settled Performance Share Program activity for the year ended December 31, 2017:

	Stock Units	Weighted-Average	Millions of Dollars
		Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2016	3,889,524	$ 51.93
Granted	30,953	49.76
Issued	(1,167,012)		$ 57

Outstanding at December 31, 2017	2,753,465	$ 50.79

Not Vested at December 31, 2017	67,083	$ 48.17

At December 31, 2017, the remaining unrecognized compensation cost from unvested stock-settled performance share awards was $1 million, which will be recognized over a weighted-average period of 2.00 years, the longest period being 3.00 years. The weighted-average grant date fair value of stock-settled PSUs granted during 2016 and 2015 was $33.13 and $69.25, respectively. The total fair value of stock-settled PSUs issued during 2016 and 2015 was $17 million and $25 million, respectively.

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

Beginning in 2013, PSUs authorized for future grants will vest upon settlement following the conclusion of the three-year performance period. We recognize compensation expense over the period beginning on the date of authorization and ending at the conclusion of the performance period. These PSUs will be settled in cash equal to the fair market value of a share of ConocoPhillips common stock per unit on the settlement date and are classified as liabilities on the balance sheet. During the performance period, recipients of the PSUs do not receive a quarterly cash payment of a dividend equivalent, but after the performance period ends, until settlement in cash occurs, recipients of the PSUs receive a quarterly cash payment of a dividend equivalent that is charged to compensation expense.

The following summarizes our cash-settled Performance Share Program activity for the year ended December 31, 2017:

	Stock Units	Weighted-Average	Millions of Dollars
		Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2016	1,274,762	$ 50.39
Granted	456,909	49.76
Settled	(517,138)		$ 24

Outstanding at December 31, 2017	1,214,533	$ 55.19

Not Vested at December 31, 2017	122,228	$ 55.19

At December 31, 2017, the remaining unrecognized compensation cost from unvested cash-settled performance share awards was $2 million, which will be recognized over a weighted-average period of 1.64 years, the longest period being 2.13 years. The weighted-average grant date fair value of cash-settled PSUs granted during 2016 and 2015 was $33.13 and $69.25, respectively. The total fair value of cash-settled performance share awards settled during 2016 and 2015 was $31 million and $6 million, respectively.

From inception of the Performance Share Program through 2013, approved PSU awards were granted after the conclusion of performance periods. Beginning in February 2014, initial target PSU awards are issued near the beginning of new performance periods. These initial target PSU awards will terminate at the end of the performance periods and will be settled after the performance periods have ended. Also in 2014, initial target PSU awards were issued for open performance periods that began in prior years. For the open performance period beginning in 2012, the initial target PSU awards terminated at the end of the three-year performance period and were replaced with approved PSU awards. For the open performance period beginning in 2013, the initial target PSU awards terminated at the end of the three-year performance period and were settled after the performance period ended. There is no effect on recognition of compensation expense.

Other—In addition to the above active programs, we have outstanding shares of restricted stock and restricted stock units that were either issued as part of our non-employee director compensation program for current and former members of the company’s Board of Directors or as part of an executive compensation program that has been discontinued. Generally, the recipients of the restricted shares or units receive a quarterly dividend or dividend equivalent.

The following summarizes the aggregate activity of these restricted shares and units for the year ended December 31, 2017:

		Weighted-Average	Millions of Dollars

	Stock Units	Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2016	1,317,964	$ 33.16
Granted	87,980	48.87
Cancelled	(24,486)	21.37
Issued	(80,418)		$ 4

Outstanding at December 31, 2017	1,301,040	$ 32.66

Not Vested at December 31, 2017	-

At December 31, 2017, all outstanding restricted stock and restricted stock units were fully vested and there was no remaining compensation cost to be recorded. The weighted-average grant date fair value of awards granted during 2016 and 2015 was $40.36 and $58.66, respectively. The total fair value of awards issued during 2016 and 2015 was $2 million and $3 million, respectively.

Note 18—Income Taxes

Income tax benefits included in net loss were:

	Millions of Dollars

	2017	2016	2015

Income Taxes
Federal
Current	$79	(9)	(718)
Deferred	(3,046)	(1,634)	(1,443)
Foreign
Current	1,729	393	745
Deferred	(510)	(519)	(1,315)
State and local
Current	51	(135)	8
Deferred	(125)	(67)	(145)

	$(1,822)	(1,971)	(2,868)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

	Millions of Dollars

	2017	2016

Deferred Tax Liabilities
PP&E and intangibles	$9,692	15,099
Investments in joint ventures	-	933
Inventory	61	36
Deferred state income tax	178	203
Other	464	486

Total deferred tax liabilities	10,395	16,757

Deferred Tax Assets
Benefit plan accruals	786	1,280
Asset retirement obligations and accrued environmental costs	3,060	3,514
Investments in joint ventures	57	-
Other financial accruals and deferrals	166	317
Loss and credit carryforwards	2,310	3,522
Other	152	250

Total deferred tax assets	6,531	8,883
Less: valuation allowance	(1,254)	(675)

Net deferred tax assets	5,277	8,208

Net deferred tax liabilities	$5,118	8,549

At December 31, 2017, noncurrent assets and liabilities included deferred taxes of $164 million and $5,282 million, respectively. At December 31, 2016, noncurrent assets and liabilities included deferred taxes of $400 million and $8,949 million, respectively.

At December 31, 2017, the components of our loss and credit carryforwards before and after consideration of the applicable valuation allowances are:

	Millions of Dollars

	Gross Deferred Tax Asset	Net Deferred Tax Asset After Valuation Allowance	Expiration of Net Deferred Tax Asset

U.S. foreign tax credits	$856	567	2025-2027
U.S. general business credits	227	227	2036-2037
State net operating losses and tax credits	420	-
Foreign net operating losses and tax credits	807	786	Post 2025

	$2,310	1,580

Valuation allowances have been established to reduce deferred tax assets to an amount that will, more likely than not, be realized. During 2017, valuation allowances increased a total of $579 million. This increase primarily relates to the expected realization of certain deferred tax assets, including foreign tax credits; U.S. tax basis associated with foreign assets; and state net operating losses and tax credits not expected to be realized. Based on our historical taxable income, expectations for the future, and available tax-planning strategies, management expects deferred tax assets, net of valuation allowance, will primarily be realized as offsets to reversing deferred tax liabilities.

At December 31, 2017, unremitted income considered to be permanently reinvested in certain foreign subsidiaries and foreign corporate joint ventures totaled approximately $2,600 million. Deferred income taxes have not been provided on this amount, as we do not plan to initiate any action that would require the payment of income taxes. The estimated amount of additional tax that would be payable on this income if distributed is approximately $130 million.

The following table shows a reconciliation of the beginning and ending unrecognized tax benefits for 2017, 2016 and 2015:

	Millions of Dollars

	2017	2016	2015

Balance at January 1	$381	459	442
Additions based on tax positions related to the current year	612	32	54
Additions for tax positions of prior years	109	19	4
Reductions for tax positions of prior years	(129)	(118)	(37)
Settlements	(5)	(9)	(4)
Lapse of statute	(86)	(2)	-

Balance at December 31	$882	381	459

Included in the balance of unrecognized tax benefits for 2017, 2016 and 2015 were $882 million, $359 million and $354 million, respectively, which, if recognized, would impact our effective tax rate. The balance of unrecognized tax benefits increased in 2017 mainly due to the recognition of a U.S. worthless securities deduction that we do not believe will generate a cash tax benefit.

At December 31, 2017, 2016 and 2015, accrued liabilities for interest and penalties totaled $54 million, $54 million and $79 million, respectively, net of accrued income taxes. Interest and penalties resulted in no impact to earnings in 2017, a benefit to earnings of $18 million in 2016, and a reduction to earnings of $11 million in 2015.

We and our subsidiaries file tax returns in the U.S. federal jurisdiction and in many foreign and state jurisdictions. Audits in major jurisdictions are generally complete as follows: United Kingdom (2014), Canada (2009), United States (2010) and Norway (2016). Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion in the many jurisdictions in which we operate around the world. As a consequence, the balance in unrecognized tax benefits can be expected to fluctuate from period to period. It is reasonably possible such changes could be significant when compared with our total unrecognized tax benefits, but the amount of change is not estimable.

The amounts of U.S. and foreign income (loss) before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes, were:

	Millions of Dollars			Percent of Pre-Tax Income (Loss)

	2017	2016	2015	2017	2016	2015

Loss before income taxes
United States	$(5,250)	(4,410)	(4,150)	200.8%	79.7	57.3
Foreign	2,635	(1,120)	(3,089)	(100.8)	20.3	42.7

	$(2,615)	(5,530)	(7,239)	100.0%	100.0	100.0

Federal statutory income tax	$(915)	(1,936)	(2,534)	35.0%	35.0	35.0
Non-U.S. effective tax rates	625	361	301	(23.9)	(6.5)	(4.2)
Impact of U.S. tax legislation	(852)	-	-	32.6	-	-
Canada disposition	(1,277)	-	-	48.8	-	-
Recovery of outside basis	(962)	(60)	(491)	36.8	1.1	6.8
Adjustment to tax reserves	881	55	42	(33.7)	(1.0)	(0.6)
APLNG impairment	834	-	525	(31.9)	-	(7.3)
State income tax	(84)	(122)	(85)	3.2	2.2	1.2
Enhanced oil recovery credit	(68)	(62)	-	2.6	1.1	-
U.K. rate change	-	(161)	(555)	-	2.9	7.7
Canada rate change	-	-	129	-	-	(1.8)
U.S. fair value election	-	-	(185)	-	-	2.6
Other	(4)	(46)	(15)	0.2	0.8	0.2

	$(1,822)	(1,971)	(2,868)	69.7%	35.6	39.6

The increase in the effective tax rate for 2017 was primarily due to the impact of the Tax Cuts and Jobs Act (Tax Legislation) and the impact of the Canada disposition, partially offset by the impact of the APLNG impairment and our mix of income among taxing jurisdictions.

The Tax Legislation, enacted on December 22, 2017, reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Legislation; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax and recorded a provisional tax benefit of $852 million.

Provisional Amount—Deferred tax assets and liabilities

In the fourth quarter of 2017, we remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21 percent. However, we are still analyzing certain aspects of the Tax Legislation and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our U.S. deferred tax balance was a tax benefit of $908 million.

Provisional Amount—Foreign tax effects

The one-time transition tax is based on our total post-1986 earnings and profits which we have previously deferred from U.S. income taxes. We reasonably estimate that we will not incur a one-time transition tax. This assumption may change when we finalize the calculation of post-1986 foreign earnings and profits, previously deferred from U.S. federal taxation, and finalize the amounts held in cash or other specified assets. As a result of the Tax Legislation, we have removed the indefinite reinvestment assertion on one of our foreign subsidiaries and recorded a tax expense of $56 million in the fourth quarter of 2017.

Our effective tax rate in 2017 was favorably impacted by a tax benefit of $1,277 million related to the Canada disposition. This tax benefit was primarily associated with a deferred tax recovery related to the Canadian capital gains exclusion component of the 2017 Canada disposition and the recognition of previously unrealizable Canadian capital asset tax basis. The Canada disposition, along with the associated restructuring of our Canadian operations, may generate an additional tax benefit of $822 million. However, since we believe it is not likely we will receive a corresponding cash tax savings, this $822 million benefit has been offset by a full tax reserve. See Note 4—Assets Held for Sale, Sold or Acquired for additional information on our Canada disposition.

The impairment of our APLNG investment in the second quarter of 2017 did not generate a tax benefit. See the “APLNG” section of Note 5—Investments, Loans and Long-Term Receivables, for information on the impairment of our APLNG investment.

The decrease in the effective tax rate for 2016 was primarily due to our mix of income among taxing jurisdictions, reduced net tax benefit from the tax law changes discussed below, and the absence of a tax benefit associated with electing the fair market value method of apportioning interest expense for prior years.

In the United Kingdom, legislation was enacted on September 15, 2016, to decrease the overall U.K. upstream corporation tax rate from 50 percent to 40 percent effective January 1, 2016. As a result, we recorded a $161 million net tax benefit related to the remeasurement of our U.K. deferred tax balance in 2016.

In the United Kingdom, legislation was enacted on March 26, 2015, to decrease the overall U.K. upstream corporation tax rate from 62 percent to 50 percent effective January 1, 2015. As a result, we recorded a $555 million net tax benefit related to the remeasurement of our U.K. deferred tax balance in 2015.

In Canada, legislation was enacted on June 29, 2015, to increase the overall Canadian corporation tax rate from 25 percent to 27 percent effective July 1, 2015. As a result, we recorded a $129 million net tax expense related to the remeasurement of our Canadian deferred tax balance in 2015.

In December 2015, we filed refund claims for prior years electing the fair market value method of apportioning interest in the United States. As a result, we recorded a $185 million tax benefit associated with these refund claims in 2015.

Certain operating losses in jurisdictions outside of the U.S. only yield a tax benefit in the U.S. as a worthless security deduction. For 2017, 2016 and 2015 the amount of the tax benefit was $962 million, $60 million and $491 million, respectively.

Note 19—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of the balance sheet included:

	Millions of Dollars

	Defined Benefit Plans	Net Unrealized Loss on Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss

December 31, 2014	$(1,261)	-	(641)	(1,902)
Other comprehensive income (loss)	818	-	(5,163)	(4,345)

December 31, 2015	(443)	-	(5,804)	(6,247)
Other comprehensive income (loss)	(104)	-	158	54

December 31, 2016	(547)	-	(5,646)	(6,193)
Other comprehensive income (loss)	147	(58)	586	675

December 31, 2017	$(400)	(58)	(5,060)	(5,518)

There were no items within accumulated other comprehensive loss related to noncontrolling interests.

The following table summarizes reclassifications out of accumulated other comprehensive loss during the years ended December 31:

	Millions of Dollars

	2017	2016

Defined Benefit Plans	$135	179

Above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of:	$74	95

See Note 17—Employee Benefit Plans, for additional information.

Note 20—Cash Flow Information

	Millions of Dollars

	2017	2016	2015

Noncash Investing Activities
Increase (decrease) in PP&E related to an increase (decrease) in asset retirement obligations	$(37)	(1,017)	402

Cash Payments (Receipts)
Interest	$1,163	1,151	920
Income taxes	1,168	(318)*	523	*

Net Sales (Purchases) of Short-Term Investments
Short-term investments purchased	$(6,617)	(1,753)	-
Short-term investments sold	4,827	1,702	-

	$(1,790)	(51)	-

*Net of $585 million and $642 million in 2016 and 2015, respectively, related to refunds received from the Internal Revenue Service.

Note 21—Other Financial Information

	Millions of Dollars

	2017	2016	2015

Interest and Debt Expense
Incurred
Debt	$1,114	1,279	1,130
Other	103	123	84

	1,217	1,402	1,214
Capitalized	(119)	(157)	(294)

Expensed	$1,098	1,245	920

Other Income
Interest income	$112	57	45
Other, net	417	198	80

	$529	255	125

Research and Development Expenditures—expensed	$100	116	222

Shipping and Handling Costs*	$1,058	1,139	1,181

*Amounts included in production and operating expenses.

Foreign Currency Transaction (Gains) Losses—after-tax
Alaska	$-	-	-
Lower 48	-	-	-
Canada	3	1	-
Europe and North Africa	7	(7)	(22)
Asia Pacific and Middle East	23	(9)	(78)
Other International	1	7	(9)
Corporate and Other	(3)	(18)	45

	$31	(26)	(64)

	Millions of Dollars

	2017	2016

Properties, Plants and Equipment
Proved properties	$102,044	119,970
Unproved properties	4,491	5,150
Other	3,896	6,286

Gross properties, plants and equipment	110,431	131,406
Less: Accumulated depreciation, depletion and amortization	(64,748)	(73,075)

Net properties, plants and equipment	$45,683	58,331

Note 22—Related Party Transactions

Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

Significant transactions with our equity affiliates were:

	Millions of Dollars

	2017	2016	2015

Operating revenues and other income	$107	133	118
Purchases	99	101	97
Operating expenses and selling, general and administrative expenses	59	63	62
Net interest (income) expense*	(13)	(12)	(9)

*We paid interest to, or received interest from, various affiliates. See Note 5—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

The table above includes transactions with the FCCL Partnership through the date of the sale. See Note 5—Investments, Loans and Long-Term Receivables, for additional information.

Note 23—Segment Disclosures and Related Information

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. We manage our operations through six operating segments, which are primarily defined by geographic region: Alaska, Lower 48, Canada, Europe and North Africa, Asia Pacific and Middle East, and Other International.

Corporate and Other represents costs not directly associated with an operating segment, such as most interest expense, premiums on early retirement of debt, corporate overhead and certain technology activities, including licensing revenues. Corporate assets include all cash and cash equivalents and short-term investments.

We evaluate performance and allocate resources based on net income (loss) attributable to ConocoPhillips. Segment accounting policies are the same as those in Note 1—Accounting Policies. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment

	Millions of Dollars

	2017	2016	2015

Sales and Other Operating Revenues
Alaska	$4,224	3,681	4,351

Lower 48	12,968	10,719	11,976
Intersegment eliminations	(4)	(17)	(63)

Lower 48	12,964	10,702	11,913

Canada	3,178	2,192	2,454
Intersegment eliminations	(559)	(218)	(318)

Canada	2,619	1,974	2,136

Europe and North Africa	5,181	3,462	6,110
Intersegment eliminations	-	-	(4)

Europe and North Africa	5,181	3,462	6,106

Asia Pacific and Middle East	4,014	3,705	4,746
Intersegment eliminations	-	-	(1)

Asia Pacific and Middle East	4,014	3,705	4,745

Other International	-	-	1
Corporate and Other	104	169	312

Consolidated sales and other operating revenues	$29,106	23,693	29,564

Depreciation, Depletion, Amortization and Impairments
Alaska	$1,026	868	690
Lower 48	6,693	4,358	4,227
Canada	461	975	788
Europe and North Africa	1,313	1,253	2,565
Asia Pacific and Middle East	3,819	1,606	2,981
Other International	-	1	-
Corporate and Other	134	140	107

Consolidated depreciation, depletion, amortization and impairments	$13,446	9,201	11,358

In 2017, sales by our Lower 48, Alaska and Canada segments to a certain refining company accounted for approximately $3 billion or 11 percent of our total consolidated sales and other operating revenues.

	Millions of Dollars

	2017	2016	2015

Equity in Earnings of Affiliates
Alaska	$7	9	4
Lower 48	5	(6)	(5)
Canada	197	89	78
Europe and North Africa	10	22	23
Asia Pacific and Middle East	553	(51)	550
Other International	-	-	8
Corporate and Other	-	(11)	(3)

Consolidated equity in earnings of affiliates	$772	52	655

Income Taxes
Alaska	$(689)	(59)	(71)
Lower 48	(2,453)	(1,328)	(1,119)
Canada	(616)	(383)	(223)
Europe and North Africa	1,165	(46)	(854)
Asia Pacific and Middle East	351	306	467
Other International	21	(40)	(456)
Corporate and Other	399	(421)	(612)

Consolidated income taxes	$(1,822)	(1,971)	(2,868)

Net Income (Loss) Attributable to ConocoPhillips
Alaska	$1,466	319	4
Lower 48	(2,371)	(2,257)	(1,932)
Canada	2,564	(935)	(1,044)
Europe and North Africa	553	394	409
Asia Pacific and Middle East	(1,098)	209	(463)
Other International	167	(16)	(593)
Corporate and Other	(2,136)	(1,329)	(809)

Consolidated net loss attributable to ConocoPhillips	$(855)	(3,615)	(4,428)

Investments In and Advances To Affiliates
Alaska	$56	58	61
Lower 48	402	426	455
Canada	-	8,784	8,165
Europe and North Africa	55	62	70
Asia Pacific and Middle East	9,077	11,611	11,780
Other International	-	-	-
Corporate and Other	-	4	15

Consolidated investments in and advances to affiliates	$9,590	20,945	20,546

	Millions of Dollars

	2017	2016	2015

Total Assets
Alaska	$12,108	12,314	12,555
Lower 48	14,632	22,673	26,932
Canada	6,214	17,548	17,221
Europe and North Africa	11,870	11,727	13,703
Asia Pacific and Middle East	16,985	20,451	22,318
Other International	97	97	282
Corporate and Other	11,456	4,962	4,473

Consolidated total assets	$73,362	89,772	97,484

Capital Expenditures and Investments
Alaska	$815	883	1,352
Lower 48	2,136	1,262	3,765
Canada	202	698	1,255
Europe and North Africa	872	1,020	1,573
Asia Pacific and Middle East	482	838	1,812
Other International	21	104	173
Corporate and Other	63	64	120

Consolidated capital expenditures and investments	$4,591	4,869	10,050

Interest Income and Expense
Interest income
Corporate	$101	47	36
Lower 48	-	-	-
Europe and North Africa	2	2	2
Asia Pacific and Middle East	9	8	6
Other International	-	-	1

Interest and debt expense
Corporate	$1,098	1,245	920

Sales and Other Operating Revenues by Product
Crude oil	$13,260	10,801	12,830
Natural gas	10,773	9,401	11,888
Natural gas liquids	1,102	837	952
Other*	3,971	2,654	3,894

Consolidated sales and other operating revenues by product	$29,106	23,693	29,564

*Includes LNG and bitumen.

Geographic Information

	Millions of Dollars

	Sales and Other Operating Revenues(1)			Long-Lived Assets(2)

	2017	2016	2015	2017	2016	2015

United States	$17,204	14,400	16,284	23,623	32,949	37,445
Australia(3)	1,448	1,353	2,127	9,657	12,259	12,788
Canada	2,619	1,974	2,136	5,613	16,846	16,766
China	712	551	782	1,275	1,372	1,647
Indonesia	757	938	1,165	758	856	1,191
Malaysia	1,103	735	598	2,736	3,323	3,599
Norway	2,348	1,645	2,107	6,154	6,228	6,933
United Kingdom	2,248	1,816	4,005	3,335	3,209	4,154
Other foreign countries	667	281	360	2,122	2,234	2,469

Worldwide consolidated	$29,106	23,693	29,564	55,273	79,276	86,992

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

We will adopt the provisions of ASU No. 2014-09, as amended, with effect from January 1, 2018, and have elected not to early adopt the standard. We will adopt the new standard using the modified retrospective approach which we will apply only to contracts within the scope of the standard that are not complete at the date of initial application. Under this approach, we will apply the guidance retrospectively only to the most current period presented in the financial statements. The impact to our financial statements is immaterial but will include a cumulative effect reduction of $220 million to retained earnings from initially applying the new revenue standard relating to licensing revenues previously recognized. Under the new revenue standard licensing revenue will be recognized when the customer can utilize and benefit from their right to use the license.

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

Upon adoption of the standard, we will make a cumulative-effect adjustment to reclassify the accumulated unrealized holding gains and losses of $58 million related to our investment in Cenovus Energy from other comprehensive income to retained earnings. From January 1, 2018, we will begin reporting the changes in the fair value of our investment within net income. For additional information on our investment in Cenovus Energy, see Note 6—Investment in Cenovus Energy, Note 14—Fair Value Measurement, and Note 19 —Accumulated Other Comprehensive Loss.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU No. 2016-02), which establishes comprehensive accounting and financial reporting requirements for leasing arrangements. This ASU supersedes the existing requirements in FASB ASC Topic 840, “Leases,” and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet. The provisions of ASU No. 2016-02 also modify the definition of a lease and outline requirements for recognition, measurement, presentation and disclosure of leasing arrangements by both lessees and lessors. The ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption of the standard is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. In January 2018, ASU No. 2016-02 was amended by the provisions of ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842.” We plan to adopt ASU No. 2016-02, as amended, effective January 1, 2019, and continue to evaluate the ASU to determine the impact of adoption on our consolidated financial statements and disclosures, accounting policies and systems, business processes, and internal controls. We also continue to monitor proposals issued by the FASB to clarify the ASU and certain industry implementation issues. While our evaluation of ASU No. 2016-02 and related implementation activities are ongoing, we expect the adoption of the ASU to have a material impact on our consolidated financial statements and disclosures.

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

Our proved reserves include estimated quantities related to production sharing contracts (PSCs), which are reported under the “economic interest” method, as well as variable-royalty regimes, and are subject to fluctuations in commodity prices, recoverable operating expenses and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices. For example, if prices increase, then our applicable reserve quantities would decline. At December 31, 2017, approximately 8 percent of our total proved reserves were under PSCs, located in our Asia Pacific/Middle East geographic reporting area, and 5 percent of our total proved reserves were under a variable-royalty regime, located in our Canada geographic reporting area.

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

We have a companywide, comprehensive, SEC-compliant internal policy that governs the determination and reporting of proved reserves. This policy is applied by the geoscientists and reservoir engineers in our business units around the world. As part of our internal control process, each business unit’s reserves processes and controls are reviewed annually by an internal team which is headed by the company’s Manager of Reserves Compliance and Reporting. This team, composed of internal reservoir engineers, geoscientists, finance personnel and a senior representative from DeGolyer and MacNaughton (D&M), a third-party petroleum engineering consulting firm, reviews the business units’ reserves for adherence to SEC guidelines and company policy through on-site visits, teleconferences and review of documentation. In addition to providing independent reviews, this internal team also ensures reserves are calculated using consistent and appropriate standards and procedures. This team is independent of business unit line management and is responsible for reporting its findings to senior management. The team is responsible for communicating our reserves policy and procedures and is available for internal peer reviews and consultation on major projects or technical issues throughout the year. All of our proved reserves held by consolidated companies and our share of equity affiliates have been estimated by ConocoPhillips.

During 2017, our processes and controls used to assess over 90 percent of proved reserves as of December 31, 2017, were reviewed by D&M. The purpose of their review was to assess whether the adequacy and effectiveness of our internal processes and controls used to determine estimates of proved reserves are in accordance with SEC regulations. In such review, ConocoPhillips’ technical staff presented D&M with an overview of the reserves data, as well as the methods and assumptions used in estimating reserves. The data presented included pertinent seismic information, geologic maps, well logs, production tests, material balance calculations, reservoir simulation models, well performance data, operating procedures and relevant economic criteria. Management’s intent in retaining D&M to review its processes and controls was to provide objective third-party input on these processes and controls. D&M’s opinion was the general processes and controls employed by ConocoPhillips in estimating its December 31, 2017, proved reserves for the properties reviewed are in accordance with the SEC reserves definitions. D&M’s report is included as Exhibit 99 of this Annual Report on Form 10-K.

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

Proved Reserves

Years Ended	Crude Oil
December 31	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Developed and Undeveloped
Consolidated operations
End of 2014	1,063	676	1,739	24	411	227	204	-	2,605
Revisions	(115)	(69)	(184)	-	(21)	(29)	-	-	(234)
Improved recovery	4	4	8	1	-	31	-	-	40
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	20	57	77	1	-	7	-	-	85
Production	(57)	(78)	(135)	(4)	(44)	(33)	-	-	(216)
Sales	-	(2)	(2)	(8)	-	-	-	-	(10)

End of 2015	915	588	1,503	14	346	203	204	-	2,270
Revisions	(57)	(93)	(150)	3	-	6	-	-	(141)
Improved recovery	6	3	9	-	-	7	-	-	16
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	33	79	112	-	-	7	-	-	119
Production	(60)	(71)	(131)	(3)	(43)	(35)	(1)	-	(213)
Sales	-	-	-	(1)	-	(3)	-	-	(4)

End of 2016	837	506	1,343	13	303	185	203	-	2,047
Revisions	113	65	178	1	38	32	-	-	249
Improved recovery	6	-	6	-	-	-	-	-	6
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	41	210	251	-	-	2	-	-	253
Production	(60)	(64)	(124)	(1)	(45)	(34)	(7)	-	(211)
Sales	-	(10)	(10)	(12)	-	-	-	-	(22)

End of 2017	937	707	1,644	1	296	185	196	-	2,322

Equity affiliates
End of 2014	-	-	-	-	-	98	-	5	103
Revisions	-	-	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(5)	-	(1)	(6)
Sales	-	-	-	-	-	-	-	(4)	(4)

End of 2015	-	-	-	-	-	93	-	-	93
Revisions	-	-	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(5)	-	-	(5)
Sales	-	-	-	-	-	-	-	-	-

End of 2016	-	-	-	-	-	88	-	-	88
Revisions	-	-	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(5)	-	-	(5)
Sales	-	-	-	-	-	-	-	-	-

End of 2017	-	-	-	-	-	83	-	-	83

Total company
End of 2014	1,063	676	1,739	24	411	325	204	5	2,708
End of 2015	915	588	1,503	14	346	296	204	-	2,363
End of 2016	837	506	1,343	13	303	273	203	-	2,135
End of 2017	937	707	1,644	1	296	268	196	-	2,405

Years Ended	Crude Oil
December 31	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Developed
Consolidated operations
End of 2014	950	313	1,263	23	237	142	199	-	1,864
End of 2015	819	283	1,102	13	200	139	204	-	1,658
End of 2016	747	256	1,003	13	184	106	203	-	1,509
End of 2017	828	315	1,143	1	190	121	196	-	1,651

Equity affiliates
End of 2014	-	-	-	-	-	98	-	5	103
End of 2015	-	-	-	-	-	93	-	-	93
End of 2016	-	-	-	-	-	88	-	-	88
End of 2017	-	-	-	-	-	83	-	-	83

Undeveloped
Consolidated operations
End of 2014	113	363	476	1	174	85	5	-	741
End of 2015	96	305	401	1	146	64	-	-	612
End of 2016	90	250	340	-	119	79	-	-	538
End of 2017	109	392	501	-	106	64	-	-	671

Equity affiliates
End of 2014	-	-	-	-	-	-	-	-	-
End of 2015	-	-	-	-	-	-	-	-	-
End of 2016	-	-	-	-	-	-	-	-	-
End of 2017	-	-	-	-	-	-	-	-	-

Notable changes in proved crude oil reserves in the three years ended December 31, 2017, included:

•	Revisions: In 2017, revisions in Alaska, Lower 48, Europe and Asia Pacific/Middle East were primarily due to higher prices. In 2016, revisions in Lower 48 and Alaska were primarily due to lower prices. In 2015, revisions in Alaska, Lower 48 and Asia Pacific/Middle East were primarily due to lower prices.

•	Extensions and discoveries: In 2017, extensions and discoveries in Lower 48 were primarily due to continued drilling success in the Permian Unconventional, Eagle Ford and Bakken. In 2016, extensions and discoveries in Alaska were primarily due to drilling success in the Western North Slope, and extensions and discoveries in Lower 48 were primarily due to continued drilling success in Eagle Ford and Bakken.

•	Sales: In 2017, Canada sales were due to the disposition of a majority of our western Canada assets.

Years Ended	Natural Gas Liquids
December 31	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Total
Developed and Undeveloped
Consolidated operations
End of 2014	120	440	560	65	24	13	662
Revisions	(1)	(84)	(85)	(10)	(1)	(2)	(98)
Improved recovery	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-
Extensions and discoveries	-	10	10	2	-	-	12
Production	(5)	(36)	(41)	(9)	(3)	(3)	(56)
Sales	-	(9)	(9)	(3)	-	-	(12)

End of 2015	114	321	435	45	20	8	508
Revisions	(3)	(29)	(32)	9	2	-	(21)
Improved recovery	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-
Extensions and discoveries	-	18	18	2	-	-	20
Production	(4)	(32)	(36)	(8)	(3)	(3)	(50)
Sales	-	-	-	-	-	-	-

End of 2016	107	278	385	48	19	5	457
Revisions	4	29	33	-	2	1	36
Improved recovery	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-
Extensions and discoveries	-	71	71	-	-	1	72
Production	(5)	(24)	(29)	(3)	(3)	(2)	(37)
Sales	-	(130)	(130)	(44)	-	-	(174)

End of 2017	106	224	330	1	18	5	354

Equity affiliates
End of 2014	-	-	-	-	-	53	53
Revisions	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-
Production	-	-	-	-	-	(3)	(3)
Sales	-	-	-	-	-	-	-

End of 2015	-	-	-	-	-	50	50
Revisions	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-
Production	-	-	-	-	-	(3)	(3)
Sales	-	-	-	-	-	-	-

End of 2016	-	-	-	-	-	47	47
Revisions	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-
Production	-	-	-	-	-	(2)	(2)
Sales	-	-	-	-	-	-	-

End of 2017	-	-	-	-	-	45	45

Total company
End of 2014	120	440	560	65	24	66	715
End of 2015	114	321	435	45	20	58	558
End of 2016	107	278	385	48	19	52	504
End of 2017	106	224	330	1	18	50	399

Years Ended	Natural Gas Liquids
December 31	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Total
Developed
Consolidated operations
End of 2014	120	337	457	57	18	11	543
End of 2015	114	235	349	45	16	8	418
End of 2016	107	209	316	47	15	5	383
End of 2017	106	101	207	1	16	2	226

Equity affiliates
End of 2014	-	-	-	-	-	53	53
End of 2015	-	-	-	-	-	50	50
End of 2016	-	-	-	-	-	47	47
End of 2017	-	-	-	-	-	45	45

Undeveloped
Consolidated operations
End of 2014	-	103	103	8	6	2	119
End of 2015	-	86	86	-	4	-	90
End of 2016	-	69	69	1	4	-	74
End of 2017	-	123	123	-	2	3	128

Equity affiliates
End of 2014	-	-	-	-	-	-	-
End of 2015	-	-	-	-	-	-	-
End of 2016	-	-	-	-	-	-	-
End of 2017	-	-	-	-	-	-	-

Notable changes in proved natural gas liquids reserves in the three years ended December 31, 2017, included:

•	Revisions: In 2017, revisions in Lower 48 were primarily due to higher prices. In 2015, revisions in Lower 48 and Canada were primarily due to lower prices.

•	Extensions and discoveries: In 2017, extensions and discoveries in Lower 48 were primarily due to continued drilling success in the Permian Unconventional, Eagle Ford and Bakken.

•	Sales: In 2017, Lower 48 sales were due to the disposition of our interests in the San Juan Basin and Panhandle assets, while Canada sales were due to the disposition of a majority of our western Canada assets.

Years Ended	Natural Gas
December 31	Billions of Cubic Feet
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total
Developed and Undeveloped
Consolidated operations
End of 2014	2,719	6,945	9,664	1,916	1,573	1,878	227	15,258
Revisions	(293)	(884)	(1,177)	(111)	(27)	110	-	(1,205)
Improved recovery	-	-	-	1	-	8	-	9
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	4	103	107	44	-	2	-	153
Production	(83)	(588)	(671)	(261)	(187)	(285)	-	(1,404)
Sales	-	(405)	(405)	(482)	-	-	-	(887)

End of 2015	2,347	5,171	7,518	1,107	1,359	1,713	227	11,924
Revisions	(105)	(124)	(229)	111	56	18	-	(44)
Improved recovery	-	-	-	-	-	1	-	1
Purchases	-	-	-	1	-	-	-	1
Extensions and discoveries	2	162	164	43	-	124	-	331
Production	(73)	(494)	(567)	(192)	(177)	(288)	-	(1,224)
Sales	(69)	(1)	(70)	(33)	-	(42)	-	(145)

End of 2016	2,102	4,714	6,816	1,037	1,238	1,526	227	10,844
Revisions	287	460	747	8	167	16	-	938
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	2	582	584	3	-	23	-	610
Production	(71)	(338)	(409)	(71)	(188)	(267)	(3)	(938)
Sales	-	(2,885)	(2,885)	(966)	-	-	-	(3,851)

End of 2017	2,320	2,533	4,853	11	1,217	1,298	224	7,603

Equity affiliates
End of 2014	-	-	-	-	-	5,242	-	5,242
Revisions	-	-	-	-	-	(2)	-	(2)
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	268	-	268
Production	-	-	-	-	-	(239)	-	(239)
Sales	-	-	-	-	-	-	-	-

End of 2015	-	-	-	-	-	5,269	-	5,269
Revisions	-	-	-	-	-	(676)	-	(676)
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	125	-	125
Production	-	-	-	-	-	(337)	-	(337)
Sales	-	-	-	-	-	-	-	-

End of 2016	-	-	-	-	-	4,381	-	4,381
Revisions	-	-	-	-	-	111	-	111
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	185	-	185
Production	-	-	-	-	-	(374)	-	(374)
Sales	-	-	-	-	-	-	-	-

End of 2017	-	-	-	-	-	4,303	-	4,303

Total company
End of 2014	2,719	6,945	9,664	1,916	1,573	7,120	227	20,500
End of 2015	2,347	5,171	7,518	1,107	1,359	6,982	227	17,193
End of 2016	2,102	4,714	6,816	1,037	1,238	5,907	227	15,225
End of 2017	2,320	2,533	4,853	11	1,217	5,601	224	11,906

Years Ended	Natural Gas
December 31	Billions of Cubic Feet
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total
Developed
Consolidated operations
End of 2014	2,663	5,922	8,585	1,801	1,182	1,553	226	13,347
End of 2015	2,313	4,458	6,771	1,101	1,088	1,421	227	10,608
End of 2016	2,094	4,199	6,293	1,031	998	1,188	227	9,737
End of 2017	2,310	1,597	3,907	11	997	945	224	6,084

Equity affiliates
End of 2014	-	-	-	-	-	3,954	-	3,954
End of 2015	-	-	-	-	-	4,482	-	4,482
End of 2016	-	-	-	-	-	4,110	-	4,110
End of 2017	-	-	-	-	-	4,044	-	4,044

Undeveloped
Consolidated operations
End of 2014	56	1,023	1,079	115	391	325	1	1,911
End of 2015	34	713	747	6	271	292	-	1,316
End of 2016	8	515	523	6	240	338	-	1,107
End of 2017	10	936	946	-	220	353	-	1,519

Equity affiliates
End of 2014	-	-	-	-	-	1,288	-	1,288
End of 2015	-	-	-	-	-	787	-	787
End of 2016	-	-	-	-	-	271	-	271
End of 2017	-	-	-	-	-	259	-	259

Natural gas production in the reserves table may differ from gas production (delivered for sale) in our statistics disclosure, primarily because the quantities above include gas consumed in production operations.

Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

Notable changes in proved natural gas reserves in the three years ended December 31, 2017, included:

•	Revisions: In 2017, revisions in Alaska, Lower 48 and Europe were primarily due to higher prices. In 2016, revisions in our equity affiliates in Asia Pacific/Middle East were primarily due to lower prices. In 2015, revisions in Lower 48, Alaska and Canada were primarily due to lower prices, partially offset by positive revisions in Asia Pacific/Middle East from Indonesia.

•	Extensions and discoveries: In 2017, extensions and discoveries in Lower 48 were primarily due to continued drilling success in the Permian Unconventional, Eagle Ford and Bakken. In 2015, for our equity affiliates in Asia Pacific/Middle East, extensions and discoveries were due to APLNG’s ongoing development drilling onshore Australia.

•	Sales: In 2017, Lower 48 sales were due to the disposition of our interests in the San Juan Basin and Panhandle assets, while Canada sales were due to the disposition of a majority of our western Canada assets. In 2015, Lower 48 sales were due to the disposition of noncore assets in South Texas, East Texas and North Louisiana and sales of assets in British Columbia, Saskatchewan and Alberta impacted Canada.

Years Ended	Bitumen
December 31	Millions of Barrels
Canada
Developed and Undeveloped
Consolidated operations
End of 2014	598
Revisions	94
Improved recovery	-
Purchases	-
Extensions and discoveries	-
Production	(5)
Sales	-

End of 2015	687
Revisions	(515)
Improved recovery	-
Purchases	-
Extensions and discoveries	-
Production	(13)
Sales	-

End of 2016	159
Revisions	16
Improved recovery	-
Purchases	-
Extensions and discoveries	96
Production	(21)
Sales	-

End of 2017	250

Equity affiliates
End of 2014	1,468
Revisions	190
Improved recovery	-
Purchases	-
Extensions and discoveries	99
Production	(51)
Sales	-

End of 2015	1,706
Revisions	(573)
Improved recovery	-
Purchases	-
Extensions and discoveries	10
Production	(54)
Sales	-

End of 2016	1,089
Revisions	-
Improved recovery	-
Purchases	-
Extensions and discoveries	-
Production	(23)
Sales	(1,066)

End of 2017	-

Total company
End of 2014	2,066
End of 2015	2,393
End of 2016	1,248
End of 2017	250

Years Ended	Bitumen
December 31	Millions of Barrels
Canada
Developed
Consolidated operations
End of 2014	13
End of 2015	111
End of 2016	159
End of 2017	154

Equity affiliates
End of 2014	187
End of 2015	311
End of 2016	322
End of 2017	-

Undeveloped
Consolidated operations
End of 2014	585
End of 2015	576
End of 2016	-
End of 2017	96

Equity affiliates
End of 2014	1,281
End of 2015	1,395
End of 2016	767
End of 2017	-

Notable changes in proved bitumen reserves in the three years ended December 31, 2017, included:

•	Revisions: In 2017, revisions were primarily due to higher prices at Surmont. In 2016, for both our consolidated operations and equity affiliates revisions were primarily related to lower prices which resulted in reserve reductions at Surmont, Foster Creek, Christina Lake and Narrows Lake. In 2015, for both our consolidated operations and equity affiliates revisions were primarily related to reduced royalties from lower prices at Surmont, Foster Creek, Christina Lake and Narrows Lake.

•	Extensions and discoveries: In 2017, extensions and discoveries were primarily due to higher prices at Surmont, which allowed undeveloped reserves previously de-booked due to low prices to be recognized. In 2015, for our equity affiliates extensions and discoveries were related to approval of development at Christina Lake.

•	Sales: In 2017, sales were due to the disposition of our 50 percent interest in the FCCL Partnership.

Years Ended	Total Proved Reserves
December 31	Millions of Barrels of Oil Equivalent
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Developed and Undeveloped
Consolidated operations
End of 2014	1,636	2,274	3,910	1,006	697	553	242	-	6,408
Revisions	(165)	(301)	(466)	66	(26)	(12)	-	-	(438)
Improved recovery	4	4	8	2	-	32	-	-	42
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	20	84	104	10	-	8	-	-	122
Production	(75)	(211)	(286)	(62)	(78)	(84)	-	-	(510)
Sales	-	(79)	(79)	(92)	-	-	-	-	(171)

End of 2015	1,420	1,771	3,191	930	593	497	242	-	5,453
Revisions	(77)	(143)	(220)	(484)	11	9	-	-	(684)
Improved recovery	6	3	9	-	-	7	-	-	16
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	33	124	157	9	-	28	-	-	194
Production	(76)	(185)	(261)	(55)	(76)	(87)	(1)	-	(480)
Sales	(12)	-	(12)	(7)	-	(10)	-	-	(29)

End of 2016	1,294	1,570	2,864	393	528	444	241	-	4,470
Revisions	166	170	336	18	68	36	-	-	458
Improved recovery	6	-	6	-	-	-	-	-	6
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	41	378	419	97	-	7	-	-	523
Production	(77)	(144)	(221)	(37)	(79)	(81)	(8)	-	(426)
Sales	-	(621)	(621)	(217)	-	-	-	-	(838)

End of 2017	1,430	1,353	2,783	254	517	406	233	-	4,193

Equity affiliates
End of 2014	-	-	-	1,468	-	1,025	-	5	2,498
Revisions	-	-	-	190	-	(1)	-	-	189
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	99	-	45	-	-	144
Production	-	-	-	(51)	-	(48)	-	(1)	(100)
Sales	-	-	-	-	-	-	-	(4)	(4)

End of 2015	-	-	-	1,706	-	1,021	-	-	2,727
Revisions	-	-	-	(573)	-	(113)	-	-	(686)
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	10	-	21	-	-	31
Production	-	-	-	(54)	-	(64)	-	-	(118)
Sales	-	-	-	-	-	-	-	-	-

End of 2016	-	-	-	1,089	-	865	-	-	1,954
Revisions	-	-	-	-	-	18	-	-	18
Improved recovery	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	31	-	-	31
Production	-	-	-	(23)	-	(69)	-	-	(92)
Sales	-	-	-	(1,066)	-	-	-	-	(1,066)

End of 2017	-	-	-	-	-	845	-	-	845

Total company
End of 2014	1,636	2,274	3,910	2,474	697	1,578	242	5	8,906
End of 2015	1,420	1,771	3,191	2,636	593	1,518	242	-	8,180
End of 2016	1,294	1,570	2,864	1,482	528	1,309	241	-	6,424
End of 2017	1,430	1,353	2,783	254	517	1,251	233	-	5,038

Years Ended	Total Proved Reserves
December 31	Millions of Barrels of Oil Equivalent
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Developed
Consolidated operations
End of 2014	1,514	1,637	3,151	393	452	412	237	-	4,645
End of 2015	1,318	1,261	2,579	352	398	384	242	-	3,955
End of 2016	1,203	1,165	2,368	391	365	309	241	-	3,674
End of 2017	1,319	682	2,001	158	372	281	233	-	3,045

Equity affiliates
End of 2014	-	-	-	187	-	810	-	5	1,002
End of 2015	-	-	-	311	-	890	-	-	1,201
End of 2016	-	-	-	322	-	820	-	-	1,142
End of 2017	-	-	-	-	-	802	-	-	802

Undeveloped
Consolidated operations
End of 2014	122	637	759	613	245	141	5	-	1,763
End of 2015	102	510	612	578	195	113	-	-	1,498
End of 2016	91	405	496	2	163	135	-	-	796
End of 2017	111	671	782	96	145	125	-	-	1,148

Equity affiliates
End of 2014	-	-	-	1,281	-	215	-	-	1,496
End of 2015	-	-	-	1,395	-	131	-	-	1,526
End of 2016	-	-	-	767	-	45	-	-	812
End of 2017	-	-	-	-	-	43	-	-	43

Natural gas reserves are converted to barrels of oil equivalent (BOE) based on a 6:1 ratio: six thousand cubic feet of natural gas converts to one BOE.

Proved Undeveloped Reserves

We had 1,191 million BOE of proved undeveloped reserves at year-end 2017, compared with 1,608 million BOE at year-end 2016. The following table shows changes in total proved undeveloped reserves for 2017:

Proved Undeveloped Reserves
Millions of Barrels of
Oil Equivalent
End of 2016	1,608
Transfers to proved developed	(194)
Revisions	29
Improved recovery	6
Purchases	-
Extensions and discoveries	527
Sales	(785)
End of 2017	1,191

Sales were primarily due to the disposition of our 50 percent interest in the FCCL Partnership, which were partially offset by extensions and discoveries primarily in the Lower 48, Alaska, Canada and Asia Pacific/Middle East.

As a result, at December 31, 2017, our proved undeveloped reserves represented 24 percent of total proved reserves, compared with 25 percent at December 31, 2016. Costs incurred for the year ended December 31, 2017, relating to the development of proved undeveloped reserves were $3.5 billion. A portion of our costs incurred each year relates to development projects where the proved undeveloped reserves will be converted to proved developed reserves in future years.

At the end of 2017, more than 90 percent of total proved undeveloped reserves are currently under development or scheduled for development within five years of initial disclosure. The remainder are to be developed as parts of major projects ongoing in our Europe and Asia Pacific/Middle East regions. All major development areas are currently producing and are expected to have proved undeveloped reserves convert to proved developed over time. Approximately 74 percent of our total proved undeveloped reserves at year-end 2017 are in North America, and all of these reserve volumes are planned for development within five years of initial disclosure.

Results of Operations

The company’s results of operations from oil and gas activities for the years 2017, 2016 and 2015 are shown in the following tables. Non-oil and gas activities, such as pipeline and marine operations, liquefied natural gas operations, crude oil and gas marketing activities, and the profit element of transportation operations in which we have an ownership interest are excluded. Additional information about selected line items within the results of operations tables is shown below:

•	Sales include sales to unaffiliated entities attributable primarily to the company’s net working interests and royalty interests. Sales are net of fees to transport our produced hydrocarbons beyond the production function to a final delivery point using transportation operations which are not consolidated.

•	Transportation costs reflect fees to transport our produced hydrocarbons beyond the production function to a final delivery point using transportation operations which are consolidated.

•	Other revenues include gains and losses from asset sales, certain amounts resulting from the purchase and sale of hydrocarbons, and other miscellaneous income.

•	Production costs include costs incurred to operate and maintain wells, related equipment and facilities used in the production of petroleum liquids and natural gas.

•	Taxes other than income taxes include production, property and other non-income taxes.

•	Depreciation of support equipment is reclassified as applicable.

•	Other related expenses include inventory fluctuations, foreign currency transaction gains and losses and other miscellaneous expenses.

Results of Operations

Year Ended	Millions of Dollars
December 31, 2017	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Consolidated operations
Sales	$3,542	4,557	8,099	705	3,527	2,752	487	-	15,570
Transfers	4	-	4	-	-	411	-	-	415
Transportation costs	(706)	-	(706)	-	-	(80)	-	-	(786)
Other revenues	14	28	42	2,158	68	11	48	322	2,649

Total revenues	2,854	4,585	7,439	2,863	3,595	3,094	535	322	17,848
Production costs excluding taxes	985	1,669	2,654	609	775	574	44	-	4,656
Taxes other than income taxes	275	318	593	33	32	39	2	-	699
Exploration expenses	83	584	667	22	45	97	61	45	937
Depreciation, depletion and amortization	730	2,685	3,415	438	1,234	1,283	16	-	6,386
Impairments	179	3,969	4,148	22	46	-	-	-	4,216
Other related expenses	(7)	62	55	7	57	60	6	-	185
Accretion	52	63	115	16	172	37	-	-	340

	557	(4,765)	(4,208)	1,716	1,234	1,004	406	277	429
Income tax provision (benefit)	(678)	(2,424)	(3,102)	(651)	702	363	428	11	(2,249)

Results of operations	$1,235	(2,341)	(1,106)	2,367	532	641	(22)	266	2,678

Equity affiliates
Sales	$-	-	-	528	-	563	-	-	1,091
Transfers	-	-	-	-	-	1,398	-	-	1,398
Transportation costs	-	-	-	-	-	-	-	-	-
Other revenues	-	-	-	5	-	-	-	-	5

Total revenues	-	-	-	533	-	1,961	-	-	2,494
Production costs excluding taxes	-	-	-	174	-	363	-	-	537
Taxes other than income taxes	-	-	-	7	-	604	-	-	611
Exploration expenses	-	-	-	1	-	1,699	-	-	1,700
Depreciation, depletion and amortization	-	-	-	150	-	617	-	-	767
Impairments	-	-	-	-	-	1,717	-	-	1,717
Other related expenses	-	-	-	4	-	22	-	19	45
Accretion	-	-	-	2	-	11	-	-	13

	-	-	-	195	-	(3,072)	-	(19)	(2,896)
Income tax provision (benefit)	-	-	-	26	-	(998)	-	13	(959)

Results of operations	$-	-	-	169	-	(2,074)	-	(32)	(1,937)

Year Ended	Millions of Dollars
December 31, 2016	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Consolidated operations
Sales	$2,793	4,117	6,910	661	2,678	2,350	-	-	12,599
Transfers	8	-	8	-	-	347	-	-	355
Transportation costs	(676)	-	(676)	-	-	(40)	-	-	(716)
Other revenues	375	111	486	48	(34)	(25)	147	9	631

Total revenues	2,500	4,228	6,728	709	2,644	2,632	147	9	12,869
Production costs excluding taxes	1,056	1,967	3,023	790	795	640	23	(2)	5,269
Taxes other than income taxes	231	308	539	55	31	30	1	-	656
Exploration expenses	45	1,227	1,272	332	90	38	138	41	1,911
Depreciation, depletion and amortization	738	4,167	4,905	881	1,390	1,402	2	-	8,580
Impairments	1	148	149	88	(161)	44	-	-	120
Other related expenses	52	70	122	(51)	(77)	(13)	4	4	(11)
Accretion	52	72	124	32	210	35	-	-	401

	325	(3,731)	(3,406)	(1,418)	366	456	(21)	(34)	(4,057)
Income tax provision (benefit)	(29)	(1,349)	(1,378)	(406)	3	250	(72)	(13)	(1,616)

Results of operations	$354	(2,382)	(2,028)	(1,012)	363	206	51	(21)	(2,441)

Equity affiliates
Sales	$-	-	-	860	-	449	-	-	1,309
Transfers	-	-	-	-	-	825	-	-	825
Transportation costs	-	-	-	-	-	-	-	-	-
Other revenues	-	-	-	-	-	(2)	-	-	(2)

Total revenues	-	-	-	860	-	1,272	-	-	2,132
Production costs excluding taxes	-	-	-	431	-	256	-	-	687
Taxes other than income taxes	-	-	-	15	-	476	-	-	491
Exploration expenses	-	-	-	6	-	-	-	-	6
Depreciation, depletion and amortization	-	-	-	309	-	548	-	-	857
Impairments	-	-	-	9	-	-	-	-	9
Other related expenses	-	-	-	(7)	-	8	-	24	25
Accretion	-	-	-	8	-	7	-	-	15

	-	-	-	89	-	(23)	-	(24)	42
Income tax provision (benefit)	-	-	-	24	-	(201)	-	-	(177)

Results of operations	$-	-	-	65	-	178	-	(24)	219

Year Ended	Millions of Dollars

December 31, 2015	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Consolidated operations
Sales	$3,206	4,992	8,198	930	3,637	2,741	-	-	15,506
Transfers	15	-	15	-	-	629	-	-	644
Transportation costs	(599)	-	(599)	-	-	(40)	-	-	(639)
Other revenues	(5)	452	447	(19)	(28)	6	13	2	421

Total revenues	2,617	5,444	8,061	911	3,609	3,336	13	2	15,932
Production costs excluding taxes	1,242	2,420	3,662	923	1,137	815	42	1	6,580
Taxes other than income taxes	281	358	639	62	35	33	3	1	773
Exploration expenses	682	1,583	2,265	457	170	268	990	43	4,193
Depreciation, depletion and amortization	548	4,192	4,740	777	1,813	1,321	-	-	8,651
Impairments	8	(2)	6	3	724	3	-	-	736
Other related expenses	(30)	78	48	8	9	(2)	(8)	5	60
Accretion	52	83	135	49	240	34	-	-	458

	(166)	(3,268)	(3,434)	(1,368)	(519)	864	(1,014)	(48)	(5,519)
Income tax provision (benefit)	(89)	(1,193)	(1,282)	(244)	(816)	430	(406)	(27)	(2,345)

Results of operations	$(77)	(2,075)	(2,152)	(1,124)	297	434	(608)	(21)	(3,174)

Equity affiliates
Sales	$-	-	-	917	-	536	-	50	1,503
Transfers	-	-	-	-	-	950	-	-	950
Transportation costs	-	-	-	-	-	-	-	-	-
Other revenues	-	-	-	34	-	4	-	58	96

Total revenues	-	-	-	951	-	1,490	-	108	2,549
Production costs excluding taxes	-	-	-	474	-	248	-	13	735
Taxes other than income taxes	-	-	-	15	-	723	-	13	751
Exploration expenses	-	-	-	12	-	190	-	-	202
Depreciation, depletion and amortization	-	-	-	367	-	197	-	5	569
Impairments	-	-	-	-	-	1,396	-	3	1,399
Other related expenses	-	-	-	(2)	-	(13)	-	23	8
Accretion	-	-	-	7	-	10	-	1	18

	-	-	-	78	-	(1,261)	-	50	(1,133)
Income tax provision (benefit)	-	-	-	20	-	(155)	-	10	(125)

Results of operations	$-	-	-	58	-	(1,106)	-	40	(1,008)

Statistics

Net Production	2017	2016	2015

	Thousands of Barrels Daily

Crude Oil
Consolidated operations
Alaska	167	163	158
Lower 48	180	195	206

United States	347	358	364
Canada	3	7	12
Europe	122	120	120
Asia Pacific/Middle East	93	97	91
Africa	20	2	-

Total consolidated operations	585	584	587

Equity affiliates
Asia Pacific/Middle East	14	14	14
Other areas	-	-	4

Total equity affiliates	14	14	18

Total company	599	598	605

Natural Gas Liquids
Consolidated operations
Alaska	14	12	13
Lower 48	69	88	94

United States	83	100	107
Canada	9	23	26
Europe	8	7	7
Asia Pacific/Middle East	4	7	9

Total consolidated operations	104	137	149

Equity affiliates—Asia Pacific/Middle East	7	8	7

Total company	111	145	156

Bitumen
Consolidated operations—Canada	59	35	13
Equity affiliates—Canada	63	148	138

Total company	122	183	151

Natural Gas	Millions of Cubic Feet Daily

Consolidated operations
Alaska	7	25	42
Lower 48	898	1,219	1,472

United States	905	1,244	1,514
Canada	187	524	715
Europe	476	459	475
Asia Pacific/Middle East	687	730	717
Africa	8	1	1

Total consolidated operations	2,263	2,958	3,422

Equity affiliates—Asia Pacific/Middle East	1,007	899	638

Total company	3,270	3,857	4,060

Average Sales Prices	2017	2016	2015

Crude Oil Per Barrel
Consolidated operations
Alaska	$42.69	31.68	41.84
Lower 48	47.36	37.49	42.62
United States	45.01	34.70	42.27
Canada	43.69	35.25	39.52
Europe	54.04	43.66	52.75
Asia Pacific/Middle East	54.38	42.23	49.70
Africa	55.11	-	60.79
Total international	54.16	42.76	50.79
Total consolidated operations	48.70	37.67	45.48

Equity affiliates
Asia Pacific/Middle East	54.76	44.11	53.12
Other areas	-	-	37.21
Total equity affiliates	54.76	44.11	49.92

Total operations	48.84	37.82	45.61

Natural Gas Liquids Per Barrel
Consolidated operations
Lower 48	$22.20	14.34	14.01
United States	22.20	14.34	14.01
Canada	21.51	14.82	17.02
Europe	34.07	22.62	27.56
Asia Pacific/Middle East	41.37	29.00	37.78
Total international	30.34	19.06	23.21
Total consolidated operations	24.21	15.72	16.83

Equity affiliates—Asia Pacific/Middle East	38.74	31.13	35.79

Total operations	25.22	16.68	17.79

Bitumen Per Barrel
Consolidated operations—Canada	$21.43	12.91	20.13
Equity affiliates—Canada	23.83	15.80	18.58

Natural Gas Per Thousand Cubic Feet
Consolidated operations
Alaska	$2.72	5.22	4.33
Lower 48	2.73	2.20	2.43
United States	2.73	2.24	2.47
Canada	1.93	1.49	1.91
Europe	5.72	4.71	7.14
Asia Pacific/Middle East	4.66	4.15	6.08
Africa	3.53	-	-
Total international	4.64	3.49	4.78
Total consolidated operations	3.87	2.97	3.77

Equity affiliates—Asia Pacific/Middle East	4.27	2.97	4.83

Total operations	4.00	2.97	3.93

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

	2017	2016	2015

Average Production Costs Per Barrel of Oil Equivalent*
Consolidated operations
Alaska	$14.83	16.12	19.12
Lower 48	11.46	11.06	12.17
United States	12.52	12.42	13.88
Canada	16.36	14.20	14.88
Europe	10.16	10.70	15.05
Asia Pacific/Middle East	7.42	7.74	10.20
Africa	5.74	31.42	-
Total international	10.08	10.53	13.41
Total consolidated operations	11.34	11.54	13.67

Equity affiliates
Canada	7.57	7.96	9.41
Asia Pacific/Middle East	5.26	4.04	5.31
Other areas	-	-	8.90
Total equity affiliates	5.84	5.85	7.46

Average Production Costs Per Barrel—Bitumen
Consolidated operations—Canada	$14.63	24.59	61.87
Equity affiliates—Canada	18.74	7.96	9.41

Taxes Other Than Income Taxes Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$4.14	3.53	4.33
Lower 48	2.18	1.73	1.80
United States	2.80	2.21	2.42
Canada	0.89	0.99	1.00
Europe	0.42	0.42	0.46
Asia Pacific/Middle East	0.50	0.36	0.41
Africa	0.26	1.37	-
Total international	0.53	0.55	0.62
Total consolidated operations	1.70	1.44	1.61

Equity affiliates
Canada	0.30	0.28	0.30
Asia Pacific/Middle East	8.76	7.52	15.48
Other areas	-	-	8.90
Total equity affiliates	6.64	4.18	7.62

Depreciation, Depletion and Amortization Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$10.99	11.26	8.43
Lower 48	18.44	23.43	21.07
United States	16.10	20.15	17.96
Canada	11.76	15.84	12.52
Europe	16.18	18.71	24.00
Asia Pacific/Middle East	16.58	16.95	16.53
Africa	2.09	2.73	-
Total international	14.96	17.22	17.98
Total consolidated operations	15.55	18.78	17.97

Equity affiliates
Canada	6.52	5.70	7.29
Asia Pacific/Middle East	8.94	8.65	4.22
Other areas	-	-	3.42
Total equity affiliates	8.34	7.29	5.77

*Includes bitumen.

Development and Exploration Activities

The following two tables summarize our net interest in productive and dry exploratory and development wells in the years ended December 31, 2017, 2016 and 2015. A “development well” is a well drilled within the proved area of a reservoir to the depth of a stratigraphic horizon known to be productive. An “exploratory well” is a well drilled to find and produce crude oil or natural gas in an unknown field or a new reservoir within a proven field. Exploratory wells also include wells drilled in areas near or offsetting current production, or in areas where well density or production history have not achieved statistical certainty of results. Excluded from the exploratory well count are stratigraphic-type exploratory wells, primarily relating to oil sands delineation wells located in Canada and coalbed methane test wells located in Asia Pacific/Middle East.

Net Wells Completed	Productive			Dry

	2017	2016	2015	2017	2016	2015

Exploratory
Consolidated operations
Alaska	-	2	-	-	1	-
Lower 48	13	8	47	3	1	4

United States	13	10	47	3	2	4
Canada	13	8	16	-	1	3
Europe	*	*	*	*	1	*
Asia Pacific/Middle East	1	1	1	1	-	2
Africa	-	1	*	-	-	*
Other areas	-	-	-	1	-	-

Total consolidated operations	27	20	64	5	4	9

Equity affiliates
Asia Pacific/Middle East	14	20	19	-	-	*

Total equity affiliates	14	20	19	-	-	-

Development
Consolidated operations
Alaska	9	9	18	-	-	-
Lower 48	161	119	347	-	-	-

United States	170	128	365	-	-	-
Canada	13	47	47	-	2	-
Europe	7	7	10	-	-	-
Asia Pacific/Middle East	8	6	3	-	-	*
Africa	-	-	-	-	-	-
Other areas	-	-	-	-	-	-

Total consolidated operations	198	188	425	-	2	-

Equity affiliates
Canada	19	48	22	-	-	-
Asia Pacific/Middle East	84	108	166	-	-	2
Other areas	-	-	*	-	-	-

Total equity affiliates	103	156	188	-	-	2

*Our total proportionate interest was less than one.

The table below represents the status of our wells drilling at December 31, 2017, and includes wells in the process of drilling or in active completion. It also represents gross and net productive wells, including producing wells and wells capable of production at December 31, 2017.

Wells at December 31, 2017			Productive*

	In Progress		Oil		Gas

	Gross	Net	Gross	Net	Gross	Net

Consolidated operations
Alaska	1	1	1,721	769	-	-
Lower 48	354	179	9,984	4,781	5,222	2,364

United States	355	180	11,705	5,550	5,222	2,364
Canada	1	1	182	91	42	34
Europe	22	3	486	86	181	68
Asia Pacific/Middle East	3	1	370	153	55	28
Africa	-	-	825	135	9	2

Total consolidated operations	381	185	13,568	6,015	5,509	2,496

Equity affiliates
Asia Pacific/Middle East	176	47	-	-	3,749	907

Total equity affiliates	176	47	-	-	3,749	907

*Includes 18 gross and 6 net multiple completion wells.

Acreage at December 31, 2017	Thousands of Acres

	Developed		Undeveloped

	Gross	Net	Gross	Net

Consolidated operations
Alaska	592	294	1,345	1,014
Lower 48	2,278	1,934	10,632	8,509

United States	2,870	2,228	11,977	9,523
Canada	187	105	3,251	1,772
Europe	797	244	2,454	720
Asia Pacific/Middle East	1,596	742	12,568	6,462
Africa	358	59	12,545	2,049
Other areas	-	-	560	323

Total consolidated operations	5,808	3,378	43,355	20,849

Equity affiliates
Asia Pacific/Middle East	872	201	5,445	1,432

Total equity affiliates	872	201	5,445	1,432

Costs Incurred

Year Ended	Millions of Dollars

December 31	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	*	Africa	Other Areas	Total

2017
Consolidated operations
Unproved property acquisition	$18	267	285	76	-	15		-	-	376
Proved property acquisition	-	35	35	-	-	-		-	-	35

	18	302	320	76	-	15		-	-	411
Exploration	74	399	473	56	52	139		61	42	823
Development	736	1,559	2,295	102	784	388		10	-	3,579

	$828	2,260	3,088	234	836	542		71	42	4,813

Equity affiliates
Unproved property acquisition	$-	-	-	-	-	-		-	-	-
Proved property acquisition	-	-	-	-	-	-		-	-	-

	-	-	-	-	-	-		-	-	-
Exploration	-	-	-	6	-	38		-	-	44
Development	-	-	-	150	-	403		-	-	553

	$-	-	-	156	-	441		-	-	597

2016
Consolidated operations
Unproved property acquisition	$-	127	127	59	-	-		-	-	186
Proved property acquisition	-	5	5	19	-	-		-	-	24

	-	132	132	78	-	-		-	-	210
Exploration	110	656	766	286	65	52		215	67	1,451
Development	720	782	1,502	209	62	387		6	-	2,166

	$830	1,570	2,400	573	127	439		221	67	3,827

Equity affiliates
Unproved property acquisition	$-	-	-	-	-	2		-	-	2
Proved property acquisition	-	-	-	-	-	-		-	-	-

	-	-	-	-	-	2		-	-	2
Exploration	-	-	-	15	-	19		-	-	34
Development	-	-	-	367	-	320		-	-	687

	$-	-	-	382	-	341		-	-	723

2015
Consolidated operations
Unproved property acquisition	$-	168	168	52	-	-		-	-	220
Proved property acquisition	-	5	5	1	-	-		-	-	6

	-	173	173	53	-	-		-	-	226
Exploration	87	1,369	1,456	298	107	118		394	47	2,420
Development	1,217	2,875	4,092	827	1,742	587		4	-	7,252

	$1,304	4,417	5,721	1,178	1,849	705		398	47	9,898

Equity affiliates
Unproved property acquisition	$-	-	-	-	-	-		-	-	-
Proved property acquisition	-	-	-	-	-	-		-	-	-

	-	-	-	-	-	-		-	-	-
Exploration	-	-	-	17	-	60		-	-	77
Development	-	-	-	847	-	753		-	3	1,603

	$-	-	-	864	-	813		-	3	1,680

*Certain amounts in Asia Pacific/Middle East equity affiliates have been revised in 2016 and 2015 to reflect additional abandonment obligations.

Capitalized Costs

At December 31	Millions of Dollars

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	*	Africa	Other Areas	Total

2017
Consolidated operations
Proved property	$18,149	35,332	53,481	6,217	27,221	14,236		889	-	102,044
Unproved property	1,068	1,137	2,205	985	290	822		122	67	4,491

	19,217	36,469	55,686	7,202	27,511	15,058		1,011	67	106,535
Accumulated depreciation, depletion and amortization	9,497	24,211	33,708	1,582	18,068	8,916		312	9	62,595

	$9,720	12,258	21,978	5,620	9,443	6,142		699	58	43,940

Equity affiliates
Proved property	$-	-	-	-	-	9,750		-	-	9,750
Unproved property	-	-	-	-	-	2,215		-	-	2,215

	-	-	-	-	-	11,965		-	-	11,965
Accumulated depreciation, depletion and amortization	-	-	-	-	-	5,342		-	-	5,342

	$-	-	-	-	-	6,623		-	-	6,623

2016
Consolidated operations
Proved property	$17,376	46,050	63,426	16,970	24,858	13,837		879	-	119,970
Unproved property	1,099	1,376	2,475	1,435	269	787		123	61	5,150

	18,475	47,426	65,901	18,405	25,127	14,624		1,002	61	125,120
Accumulated depreciation, depletion and amortization	8,548	26,858	35,406	10,344	15,754	7,635		297	1	69,437

	$9,927	20,568	30,495	8,061	9,373	6,989		705	60	55,683

Equity affiliates
Proved property	$-	-	-	9,459	-	8,839		-	-	18,298
Unproved property	-	-	-	891	-	2,756		-	-	3,647

	-	-	-	10,350	-	11,595		-	-	21,945
Accumulated depreciation, depletion and amortization	-	-	-	1,906	-	1,369		-	-	3,275

	$-	-	-	8,444	-	10,226		-	-	18,670

*Certain amounts in Asia Pacific/Middle East equity affiliates have been revised in 2016 to reflect additional abandonment obligations.

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

Discounted Future Net Cash Flows

	Millions of Dollars

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total

2017
Consolidated operations
Future cash inflows	$44,969	44,556	89,525	5,479	23,137	15,207	13,181	146,529
Less:
Future production costs	29,524	18,947	48,471	4,417	8,128	5,398	1,401	67,815
Future development costs	7,255	10,881	18,136	696	8,758	2,511	537	30,638
Future income tax provisions	53	2,375	2,428	-	3,333	2,459	10,356	18,576

Future net cash flows	8,137	12,353	20,490	366	2,918	4,839	887	29,500
10 percent annual discount	2,712	4,358	7,070	78	289	1,032	422	8,891

Discounted future net cash flows	$5,425	7,995	13,420	288	2,629	3,807	465	20,609

Equity affiliates
Future cash inflows	$-	-	-	-	-	23,222	-	23,222
Less:
Future production costs	-	-	-	-	-	12,984	-	12,984
Future development costs	-	-	-	-	-	1,444	-	1,444
Future income tax provisions	-	-	-	-	-	2,083	-	2,083

Future net cash flows	-	-	-	-	-	6,711	-	6,711
10 percent annual discount	-	-	-	-	-	2,316	-	2,316

Discounted future net cash flows	$-	-	-	-	-	4,395	-	4,395

Total company
Discounted future net cash flows	$5,425	7,995	13,420	288	2,629	8,202	465	25,004

	Millions of Dollars

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total

2016
Consolidated operations
Future cash inflows	$29,697	31,963	61,660	4,739	18,533	12,770	10,715	108,417
Less:
Future production costs	24,965	16,936	41,901	5,103	7,469	5,288	1,420	61,181
Future development costs	7,961	8,932	16,893	1,586	9,949	2,777	537	31,742
Future income tax provisions (benefit)	—	744	744	—	(325)	1,563	7,885	9,867

Future net cash flows	(3,229)	5,351	2,122	(1,950)	1,440	3,142	873	5,627
10 percent annual discount	(3,143)	976	(2,167)	(1,297)	(2)	572	370	(2,524)

Discounted future net cash flows	$(86)	4,375	4,289	(653)	1,442	2,570	503	8,151

Equity affiliates
Future cash inflows	$—	—	—	15,139	—	17,829	—	32,968
Less:
Future production costs	—	—	—	8,514	—	10,620	—	19,134
Future development costs	—	—	—	4,993	—	980	—	5,973
Future income tax provisions	—	—	—	164	—	1,309	—	1,473

Future net cash flows	—	—	—	1,468	—	4,920	—	6,388
10 percent annual discount	—	—	—	540	—	1,911	—	2,451

Discounted future net cash flows	$—	—	—	928	—	3,009	—	3,937

Total company
Discounted future net cash flows	$(86)	4,375	4,289	275	1,442	5,579	503	12,088

	Millions of Dollars

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total

2015
Consolidated operations
Future cash inflows	$44,054	42,575	86,629	22,317	27,782	19,368	13,875	169,971
Less:
Future production costs	32,732	21,638	54,370	13,103	10,574	7,529	1,422	86,998
Future development costs	9,885	12,967	22,852	6,471	12,793	2,884	437	45,437
Future income tax provisions	-	844	844	-	1,506	2,708	10,998	16,056

Future net cash flows	1,437	7,126	8,563	2,743	2,909	6,247	1,018	21,480
10 percent annual discount	(502)	1,573	1,071	1,265	733	1,349	500	4,918

Discounted future net cash flows	$1,939	5,553	7,492	1,478	2,176	4,898	518	16,562

Equity affiliates
Future cash inflows	$-	-	-	36,211	-	34,257	-	70,468
Less:
Future production costs	-	-	-	16,417	-	17,874	-	34,291
Future development costs	-	-	-	11,869	-	2,391	-	14,260
Future income tax provisions	-	-	-	1,648	-	3,117	-	4,765

Future net cash flows	-	-	-	6,277	-	10,875	-	17,152
10 percent annual discount	-	-	-	3,827	-	4,298	-	8,125

Discounted future net cash flows	$-	-	-	2,450	-	6,577	-	9,027

Total company
Discounted future net cash flows	$1,939	5,553	7,492	3,928	2,176	11,475	518	25,589

Sources of Change in Discounted Future Net Cash Flows

	Millions of Dollars

	Consolidated Operations			Equity Affiliates			Total Company

	2017	2016	2015	2017	2016	2015	2017	2016	2015

Discounted future net cash flows at the beginning of the year	$8,151	16,562	56,348	3,937	9,027	26,869	12,088	25,589	83,217

Changes during the year
Revenues less production costs for the year	(9,844)	(6,313)	(8,158)	(1,341)	(956)	(966)	(11,185)	(7,269)	(9,124)
Net change in prices and production costs	19,310	(16,476)	(82,923)	2,750	(9,317)	(27,670)	22,060	(25,793)	(110,593)
Extensions, discoveries and improved recovery, less estimated future costs	1,445	1,358	1,791	(4)	(77)	319	1,441	1,281	2,110
Development costs for the year	3,653	3,118	6,854	426	722	1,493	4,079	3,840	8,347
Changes in estimated future development costs	1,225	6,646	2,073	(64)	2,435	(227)	1,161	9,081	1,846
Purchases of reserves in place, less estimated future costs	-	2	-	-	-	-	-	2	-
Sales of reserves in place, less estimated future costs	(855)	(123)	(424)	(786)	-	(38)	(1,641)	(123)	(462)
Revisions of previous quantity estimates	2,300	(3,252)	(1,790)	(648)	(436)	938	1,652	(3,688)	(852)
Accretion of discount	1,313	2,540	9,342	413	1,058	3,297	1,726	3,598	12,639
Net change in income taxes	(6,089)	4,089	33,449	(288)	1,481	5,012	(6,377)	5,570	38,461

Total changes	12,458	(8,411)	(39,786)	458	(5,090)	(17,842)	12,916	(13,501)	(57,628)

Discounted future net cash flows at year end	$20,609	8,151	16,562	4,395	3,937	9,027	25,004	12,088	25,589

•	The net change in prices and production costs is the beginning-of-year reserve-production forecast multiplied by the net annual change in the per-unit sales price and production cost, discounted at 10 percent.

•	Purchases and sales of reserves in place, along with extensions, discoveries and improved recovery, are calculated using production forecasts of the applicable reserve quantities for the year multiplied by the 12-month average sales prices, less future estimated costs, discounted at 10 percent.

•	Revisions of previous quantity estimates are calculated using production forecast changes for the year, including changes in the timing of production, multiplied by the 12-month average sales prices, less future estimated costs, discounted at 10 percent.

•	The accretion of discount is 10 percent of the prior year’s discounted future cash inflows, less future production and development costs.

•	The net change in income taxes is the annual change in the discounted future income tax provisions.

Selected Quarterly Financial Data (Unaudited)

	Millions of Dollars				Per Share of Common Stock
	Sales and Other Operating Revenues	Income (Loss) Before Income Taxes	Net Income (Loss)	Net Income (Loss) Attributable to ConocoPhillips	Net Income (Loss) Attributable to ConocoPhillips
					Basic	Diluted

2017
First	$7,518	(232)	599	586	0.47	0.47
Second	6,781	(4,361)	(3,426)	(3,440)	(2.78)	(2.78)
Third	6,688	653	436	420	0.35	0.34
Fourth	8,119	1,325	1,598	1,579	1.32	1.32

2016
First	$5,121	(2,224)	(1,456)	(1,469)	(1.18)	(1.18)
Second	5,348	(1,644)	(1,058)	(1,071)	(0.86)	(0.86)
Third	6,415	(1,654)	(1,026)	(1,040)	(0.84)	(0.84)
Fourth	6,809	(8)	(19)	(35)	(0.03)	(0.03)

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

In 2016, ConocoPhillips Canada Funding Company I repaid $1.25 billion of external debt. This transaction was reflected in the full-year 2016 condensed consolidating financial statements.

In 2017, ConocoPhillips Company received a $9.8 billion return of capital from a nonguarantor subsidiary to settle certain accumulated intercompany balances. The transaction had no impact on our consolidated financial statements.

In 2017, ConocoPhillips received a $5.0 billion return of capital from ConocoPhillips Company to settle certain accumulated intercompany balances. The transaction had no impact on our consolidated financial statements.

In 2017, ConocoPhillips received a $3.0 billion distribution from ConocoPhillips Company to settle certain accumulated intercompany balances. This consisted of a $2.8 billion return of capital and a $0.2 billion return of earnings. This transaction had no impact on our consolidated financial statements.

In 2017, ConocoPhillips Company received a $1.4 billion loan repayment from a nonguarantor subsidiary to settle certain accumulated intercompany balances. This transaction had no impact on our consolidated financial statements.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars

	Year Ended December 31, 2017

Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	12,433	-	16,673	-	29,106
Equity in earnings (losses) of affiliates	(454)	2,047	-	630	(1,451)	772
Gain on dispositions	-	916	-	1,261	-	2,177
Other income	2	35	-	492	-	529
Intercompany revenues	48	291	170	3,405	(3,914)	-

Total Revenues and Other Income	(404)	15,722	170	22,461	(5,365)	32,584

Costs and Expenses
Purchased commodities	-	11,145	-	4,580	(3,250)	12,475
Production and operating expenses	-	832	-	4,358	(17)	5,173
Selling, general and administrative expenses	9	476	-	82	(6)	561
Exploration expenses	-	544	-	394	-	938
Depreciation, depletion and amortization	-	855	-	5,990	-	6,845
Impairments	-	1,159	-	5,442	-	6,601
Taxes other than income taxes	-	140	-	669	-	809
Accretion on discounted liabilities	-	32	-	330	-	362
Interest and debt expense	420	664	147	508	(641)	1,098
Foreign currency transaction (gains) losses	(43)	11	156	(89)	-	35
Other expense	267	35	-	-	-	302

Total Costs and Expenses	653	15,893	303	22,264	(3,914)	35,199

Income (Loss) before income taxes	(1,057)	(171)	(133)	197	(1,451)	(2,615)
Income tax provision (benefit)	(202)	283	7	(1,910)	-	(1,822)

Net income (loss)	(855)	(454)	(140)	2,107	(1,451)	(793)
Less: net income attributable to noncontrolling interests	-	-	-	(62)	-	(62)

Net Income (Loss) Attributable to ConocoPhillips	$(855)	(454)	(140)	2,045	(1,451)	(855)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$(180)	221	23	2,703	(2,947)	(180)

Income Statement	Year Ended December 31, 2016

Revenues and Other Income
Sales and other operating revenues	$-	10,352	-	13,341	-	23,693
Equity in earnings (losses) of affiliates	(3,351)	(1,051)	-	(91)	4,545	52
Gain on dispositions	-	120	-	240	-	360
Other income	1	(11)	-	265	-	255
Intercompany revenues	88	277	220	3,036	(3,621)	-

Total Revenues and Other Income	(3,262)	9,687	220	16,791	924	24,360

Costs and Expenses
Purchased commodities	-	9,144	-	3,562	(2,712)	9,994
Production and operating expenses	-	779	-	5,131	(243)	5,667
Selling, general and administrative expenses	8	581	-	140	(6)	723
Exploration expenses	-	1,231	-	684	-	1,915
Depreciation, depletion and amortization	-	1,178	-	7,884	-	9,062
Impairments	-	67	-	72	-	139
Taxes other than income taxes	-	162	-	577	-	739
Accretion on discounted liabilities	-	46	-	379	-	425
Interest and debt expense	506	622	207	570	(660)	1,245
Foreign currency transaction (gains) losses	(19)	2	174	(176)	-	(19)

Total Costs and Expenses	495	13,812	381	18,823	(3,621)	29,890

Loss before income taxes	(3,757)	(4,125)	(161)	(2,032)	4,545	(5,530)
Income tax benefit	(142)	(774)	(9)	(1,046)	-	(1,971)

Net loss	(3,615)	(3,351)	(152)	(986)	4,545	(3,559)
Less: net income attributable to noncontrolling interests	-	-	-	(56)	-	(56)

Net Loss Attributable to ConocoPhillips	$(3,615)	(3,351)	(152)	(1,042)	4,545	(3,615)

Comprehensive Loss Attributable to ConocoPhillips	$(3,561)	(3,297)	(27)	(952)	4,276	(3,561)

	Millions of Dollars

	Year Ended December 31, 2015

Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	11,473	-	18,091	-	29,564
Equity in earnings (losses) of affiliates	(4,081)	(1,950)	-	1,364	5,322	655
Gain on dispositions	-	332	-	259	-	591
Other income	-	12	-	113	-	125
Intercompany revenues	74	341	246	3,365	(4,026)	-

Total Revenues and Other Income	(4,007)	10,208	246	23,192	1,296	30,935

Costs and Expenses
Purchased commodities	-	9,905	-	5,838	(3,317)	12,426
Production and operating expenses	-	1,469	-	5,585	(38)	7,016
Selling, general and administrative expenses	9	744	1	209	(10)	953
Exploration expenses	-	2,093	-	2,099	-	4,192
Depreciation, depletion and amortization	-	1,201	-	7,912	-	9,113
Impairments	-	15	-	2,230	-	2,245
Taxes other than income taxes	-	173	-	728	-	901
Accretion on discounted liabilities	-	58	-	425	-	483
Interest and debt expense	485	423	226	447	(661)	920
Foreign currency transaction (gains) losses	114	1	(708)	518	-	(75)

Total Costs and Expenses	608	16,082	(481)	25,991	(4,026)	38,174

Income (loss) before income taxes	(4,615)	(5,874)	727	(2,799)	5,322	(7,239)
Income tax provision (benefit)	(187)	(1,793)	21	(909)	-	(2,868)

Net income (loss)	(4,428)	(4,081)	706	(1,890)	5,322	(4,371)
Less: net income attributable to noncontrolling interests	-	-	-	(57)	-	(57)

Net Income (Loss) Attributable to ConocoPhillips	$(4,428)	(4,081)	706	(1,947)	5,322	(4,428)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$(8,773)	(8,426)	71	(6,705)	15,060	(8,773)

	Millions of Dollars

	At December 31, 2017

Balance Sheet	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents	$-	234	4	6,087	-	6,325
Short-term investments	-	-	-	1,873	-	1,873
Accounts and notes receivable	24	2,255	35	4,870	(2,864)	4,320
Investment in Cenovus Energy	-	1,899	-	-	-	1,899
Inventories	-	163	-	897	-	1,060
Prepaid expenses and other current assets	1	278	6	779	(29)	1,035

Total Current Assets	25	4,829	45	14,506	(2,893)	16,512
Investments, loans and long-term receivables*	29,400	47,974	2,533	15,050	(84,897)	10,060
Net properties, plants and equipment	-	4,230	-	41,930	(477)	45,683
Other assets	15	1,146	186	1,302	(1,542)	1,107

Total Assets	$29,440	58,179	2,764	72,788	(89,809)	73,362

Liabilities and Stockholders’ Equity
Accounts payable	$-	3,094	1	3,799	(2,864)	4,030
Short-term debt	(5)	2,505	7	77	(9)	2,575
Accrued income and other taxes	-	107	-	931	-	1,038
Employee benefit obligations	-	554	-	171	-	725
Other accruals	85	314	48	612	(30)	1,029

Total Current Liabilities	80	6,574	56	5,590	(2,903)	9,397
Long-term debt	3,787	9,321	1,703	2,794	(477)	17,128
Asset retirement obligations and accrued environmental costs	-	432	-	7,199	-	7,631
Deferred income taxes	-	-	-	6,263	(981)	5,282
Employee benefit obligations	-	1,335	-	519	-	1,854
Other liabilities and deferred credits*	1,528	5,229	926	9,215	(15,629)	1,269

Total Liabilities	5,395	22,891	2,685	31,580	(19,990)	42,561
Retained earnings	22,867	13,317	(681)	11,958	(18,070)	29,391
Other common stockholders’ equity	1,178	21,971	760	29,056	(51,749)	1,216
Noncontrolling interests	-	-	-	194	-	194

Total Liabilities and Stockholders’ Equity	$29,440	58,179	2,764	72,788	(89,809)	73,362

Balance Sheet	At December 31, 2016

Assets
Cash and cash equivalents	$-	358	13	3,239	-	3,610
Short-term investments	-	-	-	50	-	50
Accounts and notes receivable	22	1,968	23	6,103	(4,702)	3,414
Inventories	-	84	-	934	-	1,018
Prepaid expenses and other current assets	2	116	8	415	(24)	517

Total Current Assets	24	2,526	44	10,741	(4,726)	8,609
Investments, loans and long-term receivables*	37,901	64,434	2,296	31,643	(114,602)	21,672
Net properties, plants and equipment	-	6,301	-	52,030	-	58,331
Other assets	40	2,194	220	1,240	(2,534)	1,160

Total Assets	$37,965	75,455	2,560	95,654	(121,862)	89,772

Liabilities and Stockholders’ Equity
Accounts payable	$-	4,683	1	3,671	(4,702)	3,653
Short-term debt	(10)	999	6	94	-	1,089
Accrued income and other taxes	-	85	-	399	-	484
Employee benefit obligations	-	489	-	200	-	689
Other accruals	171	271	40	536	(24)	994

Total Current Liabilities	161	6,527	47	4,900	(4,726)	6,909
Long-term debt	8,975	12,635	1,710	2,866	-	26,186
Asset retirement obligations and accrued environmental costs	-	925	-	7,500	-	8,425
Deferred income taxes	-	-	-	10,972	(2,023)	8,949
Employee benefit obligations	-	1,901	-	651	-	2,552
Other liabilities and deferred credits*	417	10,391	748	17,832	(27,863)	1,525

Total Liabilities	9,553	32,379	2,505	44,721	(34,612)	54,546
Retained earnings	25,025	14,015	(541)	12,883	(19,834)	31,548
Other common stockholders’ equity	3,387	29,061	596	37,798	(67,416)	3,426
Noncontrolling interests	-	-	-	252	-	252

Total Liabilities and Stockholders’ Equity	$37,965	75,455	2,560	95,654	(121,862)	89,772

*Includes intercompany loans.

	Millions of Dollars

Statement of Cash Flows	Year Ended December 31, 2017

	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$71	1,183	(74)	8,931	(3,034)	7,077

Cash Flows From Investing Activities
Capital expenditures and investments	-	(1,663)	-	(3,795)	867	(4,591)
Working capital changes associated with investing activities	-	194	-	(62)	-	132
Proceeds from asset dispositions	7,765	11,146	-	12,796	(17,847)	13,860
Net purchases of short-term investments	-	-	-	(1,790)	-	(1,790)
Long-term advances/loans—related parties	-	(214)	-	(85)	299	-
Collection of advances/loans—related parties	658	1,527	-	2,196	(4,266)	115
Intercompany cash management	1,151	101	-	(1,252)	-	-
Other	-	(8)	-	44	-	36

Net Cash Provided by Investing Activities	9,574	11,083	-	8,052	(20,947)	7,762

Cash Flows From Financing Activities
Issuance of debt	-	20	65	214	(299)	-
Repayment of debt	(5,459)	(4,411)	-	(2,272)	4,266	(7,876)
Issuance of company common stock	115	-	-	-	(178)	(63)
Repurchase of company common stock	(3,000)	-	-	-	-	(3,000)
Dividends paid	(1,305)	(235)	-	(2,977)	3,212	(1,305)
Other	4	(7,765)	-	(9,331)	16,980	(112)

Net Cash Provided by (Used in) Financing Activities	(9,645)	(12,391)	65	(14,366)	23,981	(12,356)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	1	-	231	-	232

Net Change in Cash and Cash Equivalents	-	(124)	(9)	2,848	-	2,715
Cash and cash equivalents at beginning of period	-	358	13	3,239	-	3,610

Cash and Cash Equivalents at End of Period	$-	234	4	6,087	-	6,325

Statement of Cash Flows	Year Ended December 31, 2016

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(306)	(322)	(2)	5,903	(870)	4,403

Cash Flows From Investing Activities
Capital expenditures and investments	-	(989)	-	(4,281)	401	(4,869)
Working capital changes associated with investing activities	-	(126)	-	(205)	-	(331)
Proceeds from asset dispositions	2,300	266	-	1,114	(2,394)	1,286
Net purchases of short-term investments	-	-	-	(51)	-	(51)
Long-term advances/loans—related parties	-	(812)	-	-	812	-
Collection of advances/loans—related parties	-	391	1,250	272	(1,805)	108
Intercompany cash management	(2,214)	1,433	-	781	-	-
Other	-	1	-	(3)	-	(2)

Net Cash Provided by (Used in) Investing Activities	86	164	1,250	(2,373)	(2,986)	(3,859)

Cash Flows From Financing Activities
Issuance of debt	1,600	2,994	-	812	(812)	4,594
Repayment of debt	(150)	(164)	(1,250)	(2,492)	1,805	(2,251)
Issuance of company common stock	148	-	-	-	(211)	(63)
Repurchase of company common stock	(126)	-	-	-	-	(126)
Dividends paid	(1,253)	-	-	(1,081)	1,081	(1,253)
Other	1	(2,315)	-	184	1,993	(137)

Net Cash Provided by (Used in) Financing Activities	220	515	(1,250)	(2,577)	3,856	764

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	(3)	-	(63)	-	(66)

Net Change in Cash and Cash Equivalents	-	354	(2)	890	-	1,242
Cash and cash equivalents at beginning of period	-	4	15	2,349	-	2,368

Cash and Cash Equivalents at End of Period	$-	358	13	3,239	-	3,610

	Millions of Dollars

Statement of Cash Flows	Year Ended December 31, 2015

	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(225)	245	9	7,519	24	7,572

Cash Flows From Investing Activities
Capital expenditures and investments	-	(3,064)	-	(8,386)	1,400	(10,050)
Working capital changes associated with investing activities	-	(4)	-	(964)	-	(968)
Proceeds from asset dispositions	3,500	826	-	1,225	(3,599)	1,952
Long-term advances/loans—related parties	-	(278)	-	(2,245)	2,523	-
Collection of advances/loans—related parties	-	-	-	205	(100)	105
Intercompany cash management	102	46	-	(148)	-	-
Other	-	304	-	1	1	306

Net Cash Provided by (Used in) Investing Activities	3,602	(2,170)	-	(10,312)	225	(8,655)

Cash Flows From Financing Activities
Issuance of debt	-	4,743	-	278	(2,523)	2,498
Repayment of debt	-	(100)	-	(103)	100	(103)
Issuance of company common stock	283	-	-	(2)	(363)	(82)
Dividends paid	(3,664)	-	-	(339)	339	(3,664)
Other	4	(3,484)	-	1,204	2,198	(78)

Net Cash Provided by (Used in) Financing Activities	(3,377)	1,159	-	1,038	(249)	(1,429)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	(1)	(181)	-	(182)

Net Change in Cash and Cash Equivalents	-	(766)	8	(1,936)	-	(2,694)
Cash and cash equivalents at beginning of period	-	770	7	4,285	-	5,062

Cash and Cash Equivalents at End of Period	$-	4	15	2,349	-	2,368

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2017, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President, Finance, Commercial and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance, Commercial and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively as of December 31, 2017.

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

Information regarding our executive officers appears in Part I of this report on page 26.

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

All other information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2018, and is incorporated herein by reference.*

Item 11.	EXECUTIVE COMPENSATION

Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2018, and is incorporated herein by reference.*

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2018, and is incorporated herein by reference.*

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2018, and is incorporated herein by reference.*

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2018, and is incorporated herein by reference.*

*Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2018 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

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

The exhibits listed in the Index to Exhibits, which appears on pages 177 through 187, are filed as part of this annual report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Consolidated)

ConocoPhillips

	Millions of Dollars
Description	Balance at January 1	Charged to Expense		Other(a)	Deductions		Balance at December 31
2017
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable	$5	2		-	(3	)(b)	4
Deferred tax asset valuation allowance	675	560	(c)	19	-		1,254
Included in other liabilities:
Restructuring accruals	80	65		1	(93	)(d)	53

2016
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable	$7	3		(1)	(4	)(b)	5
Deferred tax asset valuation allowance	734	(31)		(12)	(16)		675
Included in other liabilities:
Restructuring accruals	156	129		1	(206	)(d)	80
2015
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable	$5	4		(2)	-	(b)	7
Deferred tax asset valuation allowance	970	6		(21)	(221)		734
Included in other liabilities:
Restructuring accruals	61	303		(8)	(200	)(d)	156

(a)Represents acquisitions/dispositions/revisions and the effect of translating foreign financial statements.

(b)Amounts charged off less recoveries of amounts previously charged off.

(c)Includes an adjustment to the U.S. tax basis due to U.S. Tax Legislation.

(d)Benefit payments.

CONOCOPHILLIPS

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Separation and Distribution Agreement Between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 2.1 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

2.2†‡	Purchase and Sale Agreement, dated March 29, 2017, by and among ConocoPhillips Company, ConocoPhillips Canada Resources Corp., ConocoPhillips Canada Energy Partnership, ConocoPhillips Western Canada Partnership, ConocoPhillips Canada (BRC) Partnership, ConocoPhillips Canada E&P ULC, and Cenovus Energy Inc. (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed by ConocoPhillips on May 4, 2017).

2.3†‡	Asset Purchase and Sale Agreement Amending Agreement, dated as of May 16, 2017, by and among ConocoPhillips Company, ConocoPhillips Canada Resources Corp., ConocoPhillips Canada Energy Partnership, ConocoPhillips Western Canada Partnership, ConocoPhillips Canada (BRC) Partnership, ConocoPhillips Canada E&P ULC, and Cenovus Energy Inc. (incorporated by reference to Exhibit 2.2 to the Current Report of ConocoPhillips on Form 8-K filed on May 18, 2017; File No. 001-32395).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarterly period ended June 30, 2008; File No. 001-32395).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ConocoPhillips (incorporated by reference to Exhibit 3.2 to the Current Report of ConocoPhillips on Form 8-K filed on August 30, 2002; File No. 000-49987).

3.3	Amended and Restated By-Laws of ConocoPhillips, as amended and restated as of October 9, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report of ConocoPhillips on Form 8-K filed on October 13, 2015; File No. 001-32395).

ConocoPhillips and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10 percent of the total assets of ConocoPhillips and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, ConocoPhillips agrees to furnish a copy of such instruments to the SEC upon request.

10.1	1986 Stock Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.11 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.2	1990 Stock Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.12 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

Exhibit Number	Description

10.3	Annual Incentive Compensation Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.13 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.4	Incentive Compensation Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(g) to the Annual Report of ConocoPhillips Company on Form 10-K for the year ended December 31, 1999; File No. 001-00720).

10.5	Amendment and Restatement of ConocoPhillips Supplemental Executive Retirement Plan, dated April 19, 2012 (incorporated by reference to Exhibit 10.14 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.6	Non-Employee Director Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.18 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.7	Omnibus Securities Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.19 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.8	Key Employee Missed Credited Service Retirement Plan of ConocoPhillips (incorporated by reference to Exhibit 10.10 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.9	Phillips Petroleum Company Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.22 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.10.1	Amendment and Restatement of ConocoPhillips Key Employee Supplemental Retirement Plan, dated April 19, 2012 (incorporated by reference to Exhibit 10.13 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.10.2	First Amendment to the ConocoPhillips Key Employee Supplemental Retirement Plan, dated July 20, 2015 (incorporated by reference to Exhibit 10.10.2 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.10.3	Second Amendment to the ConocoPhillips Key Employee Supplemental Retirement Plan, dated March 14, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2016; File No. 001-32395).

10.11.1	Amendment and Restatement of Defined Contribution Make-Up Plan of ConocoPhillips—Title I, dated April 19, 2012 (incorporated by reference to Exhibit 10.11.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.11.2	Amendment and Restatement of Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated April 19, 2012 (incorporated by reference to Exhibit 10.11.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.11.3	First Amendment to the Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated October 11, 2012 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30, 2012; File No. 001-32395).

Exhibit Number	Description

10.11.4	Second Amendment to the Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated December 17, 2015 (incorporated by reference to Exhibit 10.11.4 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.12	2002 Omnibus Securities Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.26 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.13	Amendment and Restatement of 1998 Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.27 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.14	Amendment and Restatement of 1998 Key Employee Stock Performance Plan of ConocoPhillips (incorporated by reference to Exhibit 10.28 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.15	Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips (incorporated by reference to Exhibit 10.17 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.16	ConocoPhillips Form Indemnity Agreement with Directors (incorporated by reference to Exhibit 10.34 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.17.1	Rabbi Trust Agreement dated December 17, 1999 (incorporated by reference to Exhibit 10.11 of the Annual Report of ConocoPhillips Holding Company on Form 10-K for the year ended December 31, 1999; File No. 001-14521).

10.17.2	Amendment to Rabbi Trust Agreement dated February 25, 2002 (incorporated by reference to Exhibit 10.39.1 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.17.3	Phillips Petroleum Company Grantor Trust Agreement, dated June 1, 1998 (incorporated by reference to Exhibit 10.17.3 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.17.4	First Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated May 3, 1999 (incorporated by reference to Exhibit 10.17.4 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.17.5	Second Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated January 15, 2002 (incorporated by reference to Exhibit 10.17.5 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.17.6	Third Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated October 5, 2006 (incorporated by reference to Exhibit 10.17.6 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

Exhibit Number	Description

10.17.7	Fourth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust Agreement, dated May 1, 2012 (incorporated by reference to Exhibit 10.17.7 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.17.8	Fifth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust Agreement, dated May 20, 2015 (incorporated by reference to Exhibit 10.17.8 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.18.1	ConocoPhillips Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10.40 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2003; File No. 000-49987).

10.18.2	First and Second Amendments to the ConocoPhillips Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarterly period ended June 30, 2008; File No. 001-32395).

10.19	ConocoPhillips Matching Gift Plan for Directors and Executives (incorporated by reference to Exhibit 10.41 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2003; File No. 000-49987).

10.20.1	Amendment and Restatement of Key Employee Deferred Compensation Plan of ConocoPhillips—Title I, dated April 19, 2012 (incorporated by reference to Exhibit 10.12.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.20.2	Amendment and Restatement of Key Employee Deferred Compensation Plan of ConocoPhillips—Title II, dated April 19, 2012 (incorporated by reference to Exhibit 10.12.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.20.3	First Amendment to the Key Employee Deferred Compensation Plan of ConocoPhillips—Title II (incorporated by reference to Exhibit 10.20.3 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2010; File No. 001-32395).

10.20.4	Second Amendment to the Key Employee Deferred Compensation Plan of ConocoPhillips—Title II (incorporated by reference to Exhibit 10.20.4 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2010; File No. 001-32395).

10.20.5	Amendment and Restatement of Key Employee Deferred Compensation Plan of ConocoPhillips—Title II, 2013 Restatement dated November 17, 2014 (Amended and Restated effective as of January 1, 2013) (incorporated by reference to Exhibit 10.20.5 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2014; File No. 001-32395).

10.21	Amendment and Restatement of ConocoPhillips Key Employee Change in Control Severance Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.21 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2013; File No. 001-32395).

Exhibit Number	Description

10.22	ConocoPhillips Executive Severance Plan (incorporated by reference to Exhibit 10.23 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.23.1	2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix C of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2004 Annual Meeting of Shareholders; File No. 000-49987).

10.23.2	Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights Program under the 2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.26 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.23.3	Form of Performance Share Unit Award Agreement under the Performance Share Program under the 2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.27 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.24	Omnibus Amendments to certain ConocoPhillips employee benefit plans, adopted December 7, 2007 (incorporated by reference to Exhibit 10.30 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2007; File No. 001-32395).

10.25	2009 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix A of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Shareholders; File No. 001-32395).

10.26.1	2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix A of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2011 Annual Meeting of Shareholders; File No. 001-32395).

10.26.2	Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, effective February 9, 2012 (incorporated by reference to Exhibit 10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2012; File No. 001-32395).

10.26.3	Form of Restricted Stock Units Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, effective April 4, 2012 (incorporated by reference to Exhibit 10.6 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.26.4	Form of Restricted Stock Award Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, effective May 8, 2012 (incorporated by reference to Exhibit 10.7 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.26.5	Form of Restricted Stock Award Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated September 18, 2012 (incorporated by reference to Exhibit 10.26.5 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

Exhibit Number	Description

10.26.6	Form of Performance Share Unit Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.6 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.7	Form of Performance Share Unit Agreement—Canada under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.7 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.8	Form of Restricted Stock Award Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.8 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.9	Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.9 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.10	Form of Make-up Grant Award Agreement under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2013; File No. 001-32395).

10.26.11	Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.12	Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016 (incorporated by reference to Exhibit 10.26.12 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.26.13	Form of Key Employee Award Agreement, as part of the ConocoPhillips Restricted Stock Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.14	Form of Key Employee Award Agreement, as part of the ConocoPhillips Restricted Stock Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016 (incorporated by reference to Exhibit 10.26.14 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.26.15	Form of Performance Period IX Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.3 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

Exhibit Number	Description

10.26.16	Form of Performance Period IX Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.4 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.17	Form of Performance Period X Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.5 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.18	Form of Performance Period X Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.6 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.19	Form of Performance Period XII Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.9 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.20	Form of Performance Period XII Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.21	Form of Performance Period XIV Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016 (incorporated by reference to Exhibit 10.26.23 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.26.22	Form of Performance Period XIV Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016 (incorporated by reference to Exhibit 10.26.24 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.26.23	Form of Inducement Grant Award Agreement under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated March 31, 2014 (incorporated by reference to Exhibit 10.11 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.24*	Form of Performance Share Unit Award Terms and Conditions for Performance Period 18, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2018.

Exhibit Number	Description

10.26.25*	Form of Performance Share Unit Award Terms and Conditions for Performance Period 18 for eligible employees on the Canada payroll, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2018.

10.27.1	2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.1 to the Current Report of ConocoPhillips on Form 8-K filed on May 14, 2014; File No. 001-32395).

10.27.2	Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Targeted Variable Long Term Incentive Program of ConocoPhillips, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated September 15, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30, 2014; File No. 001-32395).

10.27.3	Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Targeted Variable Long Term Incentive Program, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated September 3, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30, 2015; File No. 001-32395).

10.27.4	Form of Retention Award Terms and Conditions, as part of the Restricted Stock Unit Award, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2015; File No. 001-32395).

10.27.5	Form of Non-Employee Director Restricted Stock Units Terms and Conditions, as part of the Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15, 2016 (incorporated by reference to Exhibit 10.3 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2016; File No. 001-32395).

10.27.6	Form of Non-Employee Director Restricted Stock Units Terms and Conditions – Canadian Non-Employee Directors, as part of the Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15, 2016 (incorporated by reference to Exhibit 10.4 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2016; File No. 001-32395).

10.27.7	Form of Non-Employee Director Restricted Stock Units Terms and Conditions – Norwegian Non-Employee Directors, as part of the Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15, 2016 (incorporated by reference to Exhibit 10.5 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2016; File No. 001-32395).

10.27.8	Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Stock Option Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 14, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2017; File No. 001-32395).

Exhibit Number	Description

10.27.9	Form of Performance Share Unit Award Terms and Conditions for Performance Period 17, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 14, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2017; File No. 001-32395).

10.27.10	Form of Performance Share Unit Award Terms and Conditions for Performance Period 17 for eligible employees on the Canada payroll, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 14, 2017 (incorporated by reference to Exhibit 10.3 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2017; File No. 001-32395).

10.27.11	Form of Key Employee Award Terms and Conditions as part of the ConocoPhillips Restricted Stock Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 14, 2017 (incorporated by reference to Exhibit 10.4 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2017; File No. 001-32395).

10.27.12*	Form of Key Employee Award Terms and Conditions as part of the ConocoPhillips Executive Restricted Stock Unit Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2018.

10.27.13*	Form of Key Employee Award Terms and Conditions for eligible employees on the Canada payroll, as part of the ConocoPhillips Executive Restricted Stock Unit Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2018.

10.27.14*	Form of Key Employee Award Terms and Conditions as part of the ConocoPhillips Restricted Stock Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2018.

10.27.15*	Form of Retention Award Terms and Conditions, 2017 revision, as part of the Restricted Stock Unit Award, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.

10.28	Amendment and Restatement of Annex to Nonqualified Deferred Compensation Arrangements of ConocoPhillips, dated April 19, 2012 (incorporated by reference to Exhibit 10.8 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.29	Amendment, Change of Sponsorship, and Restatement of Certain Nonqualified Deferred Compensation Plans of ConocoPhillips, dated April 19, 2012 (incorporated by reference to Exhibit 10.10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.30	Amendment and Restatement of the Burlington Resources Inc. Management Supplemental Benefits Plan, dated April 19, 2012 (incorporated by reference to Exhibit 10.9 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

Exhibit Number	Description

10.31	Amendment and Restatement of Deferred Compensation Trust Agreement for Non-Employee Directors of Phillips Petroleum Company, dated June 23, 1995 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2016; File No. 001-32395).

10.32	Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.33	Intellectual Property Assignment and License Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.34	Tax Sharing Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.3 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.35	Employee Matters Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.4 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.36	Transition Services Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.5 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.37	ConocoPhillips Clawback Policy dated October 3, 2012 (incorporated by reference to Exhibit 10.3 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30, 2012; File No. 001-32395).

10.38	Term Loan Agreement, between ConocoPhillips, as borrower, ConocoPhillips Company, as guarantor, Toronto Dominion (Texas) LLC, as administrative agent and the banks party thereto, with TD Securities (USA) LLC, as lead arranger and bookrunner, dated March 18, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report of ConocoPhillips on Form 8-K filed on March 21, 2016; File No. 001-32395).

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries of ConocoPhillips.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of DeGolyer and MacNaughton.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

99*	Report of DeGolyer and MacNaughton.

Exhibit Number	Description

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

*	Filed herewith.
†	The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ConocoPhillips agrees to furnish a copy of any schedule omitted from this exhibit to the SEC upon request.
‡	ConocoPhillips has previously been granted confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONOCOPHILLIPS

February 20, 2018	/s/ Ryan M. Lance
Ryan M. Lance Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 20, 2018, on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors.

Signature	Title

/s/ Ryan M. Lance Ryan M. Lance	Chairman of the Board of Directors and Chief Executive Officer (Principal executive officer)

/s/ Don E. Wallette, Jr. Don E. Wallette, Jr.	Executive Vice President, Finance, Commercial and Chief Financial Officer (Principal financial officer)

/s/ Glenda M. Schwarz Glenda M. Schwarz	Vice President and Controller (Principal accounting officer)

/s/ Richard L. Armitage Richard L. Armitage	Director

/s/ Richard H. Auchinleck Richard H. Auchinleck	Director

/s/ Charles E. Bunch Charles E. Bunch	Director

/s/ Caroline M. Devine Caroline M. Devine	Director

/s/ Gay Huey Evans Gay Huey Evans	Director

/s/ John V. Faraci John V. Faraci	Director

/s/ Jody Freeman Jody Freeman	Director

/s/ Sharmila Mulligan Sharmila Mulligan	Director

/s/ Arjun N. Murti Arjun N. Murti	Director

/s/ Robert A. Niblock Robert A. Niblock	Director

/s/ Harald J. Norvik Harald J. Norvik	Director