Form 10-Q
period 2018-03-31
CONOCOPHILLIPS
filed 2018-05-01
CIK 1163165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The registrant had 1,170,066,208 shares of common stock, $.01 par value, outstanding at March 31, 2018.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2018	2017 *

Revenues and Other Income
Sales and other operating revenues	$8,798	7,518
Equity in earnings of affiliates	208	200
Gain on dispositions	7	22
Other income (loss)	(52)	31

Total Revenues and Other Income	8,961	7,771

Costs and Expenses
Purchased commodities	3,714	3,192
Production and operating expenses	1,171	1,291
Selling, general and administrative expenses	99	97
Exploration expenses	95	550
Depreciation, depletion and amortization	1,412	1,979
Impairments	12	175
Taxes other than income taxes	183	231
Accretion on discounted liabilities	88	95
Interest and debt expense	184	315
Foreign currency transaction losses	30	10
Other expense	197	68

Total Costs and Expenses	7,185	8,003

Income (loss) before income taxes	1,776	(232)
Income tax provision (benefit)	876	(831)

Net income	900	599
Less: net income attributable to noncontrolling interests	(12)	(13)

Net Income Attributable to ConocoPhillips	$888	586

Net Income Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$0.75	0.47
Diluted	0.75	0.47

Dividends Paid Per Share of Common Stock (dollars)	$0.29	0.27

Average Common Shares Outstanding (in thousands)
Basic	1,179,792	1,243,280
Diluted	1,186,454	1,248,722

*Certain amounts have been reclassified to conform to the current-period presentation resulting from the adoption of ASU No. 2017-07.

See Note 2—Changes in Accounting Principles, for additional information.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Net Income	$900	599
Other comprehensive income
Defined benefit plans
Reclassification adjustment for amortization of prior service credit included in net income	(10)	(9)
Net actuarial loss arising during the period	—	(7)
Reclassification adjustment for amortization of net actuarial losses included in net income	24	90
Income taxes on defined benefit plans	(3)	(26)

Defined benefit plans, net of tax	11	48

Foreign currency translation adjustments	78	184

Foreign currency translation adjustments, net of tax	78	184

Other Comprehensive Income, Net of Tax	89	232

Comprehensive Income	989	831
Less: comprehensive income attributable to noncontrolling interests	(12)	(13)

Comprehensive Income Attributable to ConocoPhillips	$977	818

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	March 31 2018	December 31 2017

Assets
Cash and cash equivalents	$4,984	6,325
Short-term investments	288	1,873
Accounts and notes receivable (net of allowance of $3 million in 2018 and $4 million in 2017)	4,032	4,179
Accounts and notes receivable—related parties	160	141
Investment in Cenovus Energy	1,776	1,899
Inventories	1,053	1,060
Prepaid expenses and other current assets	894	1,035

Total Current Assets	13,187	16,512
Investments and long-term receivables	9,572	9,599
Loans and advances—related parties	399	461
Net properties, plants and equipment (net of accumulated depreciation, depletion and amortization of $66,710 million in 2018 and $64,748 million in 2017)	45,997	45,683
Other assets	1,572	1,107

Total Assets	$70,727	73,362

Liabilities
Accounts payable	$3,824	4,009
Accounts payable—related parties	62	21
Short-term debt	337	2,575
Accrued income and other taxes	1,341	1,038
Employee benefit obligations	408	725
Other accruals	1,137	1,029

Total Current Liabilities	7,109	9,397
Long-term debt	16,709	17,128
Asset retirement obligations and accrued environmental costs	7,789	7,631
Deferred income taxes	5,409	5,282
Employee benefit obligations	1,832	1,854
Other liabilities and deferred credits	1,161	1,269

Total Liabilities	40,009	42,561

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2018—1,787,239,080 shares; 2017—1,785,419,175 shares)
Par value	18	18
Capital in excess of par	46,642	46,622
Treasury stock (at cost: 2018—617,172,872 shares; 2017—608,312,034 shares)	(40,406)	(39,906)
Accumulated other comprehensive loss	(5,371)	(5,518)
Retained earnings	29,663	29,391

Total Common Stockholders’ Equity	30,546	30,607
Noncontrolling interests	172	194

Total Equity	30,718	30,801

Total Liabilities and Equity	$70,727	73,362

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Cash Flows From Operating Activities
Net Income	$900	599
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,412	1,979
Impairments	12	175
Dry hole costs and leasehold impairments	20	406
Accretion on discounted liabilities	88	95
Deferred taxes	65	(1,314)
Undistributed equity earnings	(34)	(43)
Gain on dispositions	(7)	(22)
Other	29	(47)
Working capital adjustments
Decrease in accounts and notes receivable	139	78
Decrease (increase) in inventories	12	(76)
Decrease (increase) in prepaid expenses and other current assets	(22)	10
Decrease in accounts payable	(181)	(129)
Increase (decrease) in taxes and other accruals	(34)	79

Net Cash Provided by Operating Activities	2,399	1,790

Cash Flows From Investing Activities
Capital expenditures and investments	(1,535)	(966)
Working capital changes associated with investing activities	28	(26)
Proceeds from asset dispositions	169	35
Net sales (purchases) of short-term investments	1,593	(203)
Collection of advances/loans—related parties	59	57
Other	(392)	129

Net Cash Used in Investing Activities	(78)	(974)

Cash Flows From Financing Activities
Repayment of debt	(2,888)	(839)
Issuance of company common stock	(18)	(46)
Repurchase of company common stock	(500)	(112)
Dividends paid	(338)	(331)
Other	(32)	(16)

Net Cash Used in Financing Activities	(3,776)	(1,344)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	125	27

Net Change in Cash, Cash Equivalents and Restricted Cash	(1,330)	(501)
Cash, cash equivalents and restricted cash at beginning of period	6,536 *	3,610

Cash, Cash Equivalents and Restricted Cash at End of Period	$5,206	3,109

*Restated to include $211 million of restricted cash at January 1, 2018.

Restricted cash totaling $222 million is included in the “Other assets” line of our Consolidated Balance Sheet as of March 31, 2018.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

Note 1—Basis of Presentation

The interim-period financial information presented in the financial statements included in this report is unaudited and, in the opinion of management, includes all known accruals and adjustments necessary for a fair presentation of the consolidated financial position of ConocoPhillips and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature unless otherwise disclosed. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2017 Annual Report on Form 10-K.

Note 2—Changes in Accounting Principles

We adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” and its amendments issued by the provisions of ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers,” collectively Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” (ASC Topic 606) beginning January 1, 2018. ASC Topic 606 outlines a single comprehensive model for an entity to use in accounting for revenue arising from all contracts with customers except where revenues are in scope of another accounting standard. The ASU superseded the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASC Topic 606 sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods and services. ASC Topic 606 also requires certain additional revenue-related disclosures. The adoption of ASC Topic 606 did not have a material impact on our consolidated financial statements. See Note 20—Sales and Other Operating Revenues for additional information related to this ASC.

We adopted the provisions of FASB ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” (ASU No. 2016-01) beginning January 1, 2018. The ASU, among other things, requires an entity to record the changes in fair value of equity investments, other than investments accounted for using the equity method, within net income. Under this ASU, an entity is no longer able to recognize unrealized holding gains and losses on available-for-sale securities in other comprehensive income and instead must recognize them in the income statement. See Note 7—Investment in Cenovus Energy and Note 16—Accumulated Other Comprehensive Loss for additional information relating to this ASU.

The cumulative effect of the changes made to our consolidated balance sheet at January 1, 2018, for the adoption of ASC Topic 606 and ASU No. 2016-01 were as follows:

	Millions of Dollars
	December 31 2017	ASC Topic 606 Adjustments	ASU No. 2016-01 Adjustments	January 1 2018

Liabilities
Other accruals	$1,029	104	—	1,133
Total current liabilities	9,397	104	—	9,501
Deferred income taxes	5,282	(31)	—	5,251
Other liabilities and deferred credits	1,269	147	—	1,416
Total liabilities	42,561	220	—	42,781

Equity
Accumulated other comprehensive loss	$(5,518)	—	58	(5,460)
Retained earnings	29,391	(220)	(58)	29,113
Total common stockholders’ equity	30,607	(220)	—	30,387
Total equity	30,801	(220)	—	30,581

For discussion of adjustments for ASU No. 2016-01 and ASC Topic 606, see Note 7—Investment in Cenovus Energy and Note 20—Sales and Other Operating Revenues, respectively.

We adopted the provisions of FASB ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” beginning January 1, 2018. We retrospectively applied the presentation of service cost separate from the other components of net periodic costs. The interest cost, expected return on plan assets, amortization of prior service cost/credit, recognized net actuarial loss/gain, settlement expense, curtailment loss/gain, and special termination benefits have been reclassified from the “Production and operating expenses,” “Selling, general and administrative expenses,” and “Exploration expenses” lines to the “Other expense” line on our consolidated income statement. We elected to apply the practical expedient which allows us to reclassify amounts disclosed previously in the employee benefit plans footnote as the basis for applying retrospective presentation for prior comparative periods as it is impracticable to determine the disaggregation of the cost components for amounts capitalized and amortized in those periods. On a prospective basis, the other components of net periodic benefit costs will not be included in amounts capitalized in inventory or properties, plants, and equipment (PP&E).

The effect of the retrospective presentation change related to the net periodic benefit cost of our defined benefit pension and other postretirement employee benefits plans on our consolidated income statement was as follows:

	Millions of Dollars
	Three Months Ended March 31, 2017
	Previously Reported	Effect of Change Higher/(Lower)	As Revised

Production and operating expenses	$1,298	(7)	1,291
Selling, general and administrative expenses	157	(60)	97
Exploration expenses	551	(1)	550
Other expense	—	68	68

We adopted the provisions of FASB ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” beginning January 1, 2018. This ASU clarifies how certain cash receipts and cash payments should be classified and presented in the statement of cash flows. We have made an accounting policy election to classify distributions received from equity method investees using the nature of the distribution approach which classifies distributions received from investees as either cash inflows from operating activities or cash inflows from investing activities in the statement of cash flows based on the nature of the activities of the investee that generated the distribution. The impact of adopting this ASU was not material to prior presented periods.

We adopted the provisions of FASB ASU No. 2016-18, “Restricted Cash,” beginning January 1, 2018. This ASU requires amounts deemed restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows, and presentation should permit a reconciliation when cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet. We have amounts deposited in statutory bank accounts in certain countries to satisfy asset retirement obligations (ARO). These amounts are deemed restricted cash and are included in the “Other assets” line of our consolidated balance sheet. This standard is required to be applied retrospectively to all periods presented, but the impact in those periods was not material.

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

As of March 31, 2018, we have not provided any financial support to APLNG other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of APLNG. See Note 6—Investments, Loans and Long-Term Receivables, and Note 12—Guarantees, for additional information.

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

At March 31, 2018, the carrying value of our equity method investment in MWCC was $135 million. We have not provided any financial support to MWCC other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of MWCC.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2018	December 31 2017

Crude oil and natural gas	$503	512
Materials and supplies	550	548

	$1,053	1,060

Inventories valued on the last-in, first-out (LIFO) basis totaled $334 million and $341 million at March 31, 2018 and December 31, 2017, respectively. The estimated excess of current replacement cost over LIFO cost of inventories was approximately $13 million and $124 million at March 31, 2018 and December 31, 2017, respectively.

Note 5—Assets Held for Sale, Sold or Acquired

Assets Held for Sale

As of March 31, 2018, our interest in the Barnett met the criteria for assets held for sale and had a net carrying value of approximately $250 million after recording a before-tax impairment of $44 million in the first quarter of 2018 to reduce the carrying value to fair value. We reclassified $295 million of PP&E to “Prepaid expenses and other current assets” and $48 million of noncurrent liabilities, primarily ARO, to “Other accruals” on our consolidated balance sheet as a result of being held for sale. The before-tax loss associated with our interest in the Barnett, including the impairment noted above was $35 million and $10 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Marketing efforts ceased in April 2018, and the assets were reclassified as held for use. The Barnett results of operations are reported in our Lower 48 segment.

In addition to the Barnett, certain other properties with a net carrying value of approximately $212 million in our Lower 48 segment met the criteria for assets held for sale as of December 31, 2017. A portion of these properties was sold in the first quarter of 2018, the details of which are discussed in the “Assets Sold” section below. The remaining held for sale properties had a net carrying value of approximately $104 million, which is reflected in the “Prepaid expenses and other current assets” line on our consolidated balance sheet as of March 31, 2018. In April 2018, these properties were sold for their carrying value.

Assets Sold

In the first quarter of 2018, we completed the sale of certain properties in the Lower 48 segment for net proceeds of $112 million. No gain or loss was recognized on the sale.

Acquisition

In the first quarter of 2018, we entered into an agreement with Anadarko Petroleum Corporation to acquire its nonoperated interest in the Western North Slope of Alaska, as well as its interest in the Alpine pipeline, for $400 million, before customary adjustments. In accordance with the agreement, we paid a deposit of $383 million which is reflected in the “Other assets” line of our consolidated balance sheet and the “Other” line in the “Cash Flows From Investing Activities” section of our consolidated statement of cash flows. The transaction is subject to regulatory approval and will be included in our Alaska segment.

Note 6—Investments, Loans and Long-Term Receivables

APLNG

APLNG’s $8.5 billion project finance facility consists of financing agreements executed by APLNG with the Export-Import Bank of the United States for approximately $2.9 billion, the Export-Import Bank of China for approximately $2.7 billion, and a syndicate of Australian and international commercial banks for approximately $2.9 billion. All amounts have been drawn from the facility. APLNG made its first principal and interest repayment in March 2017 and will continue to make bi-annual payments until March 2029. At March 31, 2018, a balance of $7.5 billion was outstanding on the facility. See Note 12—Guarantees, for additional information.

APLNG is considered a VIE, as it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. See Note 3—Variable Interest Entities (VIEs), for additional information.

At March 31, 2018, the carrying value of our equity method investment in APLNG was $7,707 million. The balance is included in the “Investments and long-term receivables” line on our consolidated balance sheet.

Subsequent to March 31, 2018, distributions from APLNG commenced with the receipt of an initial payment in April 2018.

FCCL

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the Foster Creek Christina Lake (FCCL) Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. For additional information on the Canada disposition and our investment in Cenovus Energy, see Note 7—Investment in Cenovus Energy.

Loans and Long-Term Receivables

As part of our normal ongoing business operations, and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. At March 31, 2018, significant loans to affiliated companies included $522 million in project financing to Qatar Liquefied Gas Company Limited (3) (QG3).

On our consolidated balance sheet, the long-term portion of these loans is included in the “Loans and advances—related parties” line, while the short-term portion is in the “Accounts and notes receivable—related parties” line.

Note 7—Investment in Cenovus Energy

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Consideration for the transaction included 208 million Cenovus Energy common shares, which approximated 16.9 percent of issued and outstanding Cenovus common stock at closing.

At closing, the fair value and cost basis of our investment in 208 million Cenovus Energy common shares was $1.96 billion based on a price of $9.41 per share on the New York Stock Exchange.

We adopted the provisions of ASU No. 2016-01, beginning January 1, 2018, using the cumulative-effect approach. Results for reporting periods beginning January 1, 2018, are presented under ASU No. 2016-01 with all changes in the fair value of our equity securities reflected within the “Other income (loss)” line of our consolidated income statement and within the “Other” line in the “Cash Flows From Operating Activities” section of our consolidated statement of cash flows. Prior period amounts are not adjusted under the cumulative-effect method of adopting ASU No. 2016-01. See Note 2—Changes in Accounting Principles and Note 16—Accumulated Other Comprehensive Loss for the effect on our consolidated balance sheet and the line items that have been impacted by the adoption of this standard.

The cumulative effect of applying the standard was the reclassification of accumulated unrealized holding losses of $58 million, recognized in 2017, related to our investment in Cenovus Energy from accumulated other comprehensive loss to retained earnings.

Our investment on our consolidated balance sheet as of March 31, 2018, is carried at fair value of $1.78 billion, reflecting the closing price of Cenovus Energy shares on the New York Stock Exchange of $8.54 per share, a decrease of $123 million from $1.90 billion at year-end 2017. This decrease relates solely to the net unrealized loss recorded in the first quarter of 2018 relating to the shares held at the reporting date. See Note 15—Fair Value Measurement, for additional information. Subject to market conditions, we intend to decrease our investment over time through market transactions, private agreements or otherwise.

Note 8—Suspended Wells

The capitalized cost of suspended wells at March 31, 2018, was $861 million, an increase of $8 million from $853 million at year-end 2017. No suspended wells were charged to dry hole expense during the first three months of 2018 relating to exploratory well costs capitalized for a period greater than one year as of December 31, 2017.

Note 9—Impairments

During the three-month periods ended March 31, 2018 and 2017, we recognized before-tax impairment charges within the following segments:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Alaska	$—	174
Lower 48	11	—
Europe and North Africa	1	1

	$12	175

The first quarter of 2018 included impairments in our Lower 48 segment of $11 million related to developed properties in our Barnett asset which were written down to fair value less costs to sell, partly offset by a revision to reflect finalized proceeds. See Note 5—Assets Held for Sale, Sold or Acquired, for additional information on our dispositions.

The first quarter of 2017 included an impairment in our Alaska segment of $174 million for the associated PP&E carrying value of our small interest in the Point Thomson Unit.

The charges discussed below are included in the “Exploration expenses” line on our consolidated income statement and are not reflected in the table above.

In the first quarter of 2017, we recorded a before-tax impairment of $51 million in our Lower 48 segment for the associated carrying value of capitalized undeveloped leasehold costs of Shenandoah in deepwater Gulf of Mexico following the suspension of appraisal activity by the operator.

Note 10—Debt

As of March 31, 2018, our revolving credit facility, expiring in June 2019, was $6.75 billion. The revolving credit facility supports two commercial paper programs: the ConocoPhillips $6.25 billion program, primarily a funding source for short-term working capital needs, and the ConocoPhillips Qatar Funding Ltd. $500 million program, which is used to fund commitments relating to QG3. Commercial paper maturities are generally limited to 90 days.

At March 31, 2018 and December 31, 2017, we had no direct outstanding borrowings under the revolving credit facility and no letters of credit. We had no commercial paper outstanding at March 31, 2018 or December 31, 2017, under both the ConocoPhillips and the ConocoPhillips Qatar Funding Ltd. commercial paper programs. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.75 billion in borrowing capacity under our revolving credit facility at March 31, 2018.

In the first quarter of 2018, we redeemed or repurchased a total $2,650 million of debt as described below:

•	4.20% Notes due 2021 with remaining principal of $1.0 billion.
•	2.875% Notes due 2021 with principal of $750 million.
•	2.2% Notes due 2020 with principal of $500 million.
•	8.125% Notes due 2030 with principal of $600 million (partial redemption of $210 million).
•	7.8% Notes due 2027 with principal of $300 million (partial redemption of $97 million).
•	7.9% Notes due 2047 with principal of $100 million (partial redemption of $40 million).
•	9.125% Notes due 2021 with principal of $150 million (partial redemption of $27 million).
•	8.20% Notes due 2025 with principal of $150 million (partial redemption of $16 million).
•	7.65% Notes due 2023 with principal of $88 million (partial redemption of $10 million).

We incurred premiums above book value to redeem or repurchase these debt instruments of $206 million.

At March 31, 2018, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. The VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

Note 11—Noncontrolling Interests

Activity attributable to common stockholders’ equity and noncontrolling interests for the first three months of 2018 and 2017 was as follows:

	Millions of Dollars
	2018			2017
	Common Stockholders’ Equity	Non-Controlling Interest	Total Equity	Common Stockholders’ Equity	Non-Controlling Interest	Total Equity

Balance at January 1	$30,607	194	30,801	34,974	252	35,226
Net income	888	12	900	586	13	599
Dividends	(338)	—	(338)	(331)	—	(331)
Repurchase of company common stock	(500)	—	(500)	(112)	—	(112)
Distributions to noncontrolling interests	—	(34)	(34)	—	(17)	(17)
Changes in Accounting Principles*	(220)	—	(220)	—	—	—
Other changes, net**	109	—	109	236	—	236

Balance at March 31	$30,546	172	30,718	35,353	248	35,601

  *See Note 2—Changes in Accounting Principles for additional information related to ASC Topic 606.

**Includes components of other comprehensive income, which are disclosed separately in our Consolidated Statement of Comprehensive Income.

Note 12—Guarantees

At March 31, 2018, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

APLNG Guarantees

At March 31, 2018, we had outstanding multiple guarantees in connection with our 37.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing March 2018 exchange rates:

•

During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee is 11 years. Our maximum exposure under this guarantee is approximately $190 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At March 31, 2018, the carrying value of this guarantee was approximately $14 million.

•

In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy in October 2008, we agreed to reimburse Origin Energy for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of up to 24 years. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $940 million ($1.68 billion in the event of intentional or reckless breach), and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated.

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

Other Guarantees

We have other guarantees with maximum future potential payment amounts totaling approximately $780 million, which consist primarily of guarantees of the residual value of leased office buildings, guarantees of the residual value of leased corporate aircraft, and a guarantee for our portion of a joint venture’s project finance reserve accounts. These guarantees have remaining terms of up to five years and would become payable if, upon sale, certain asset values are lower than guaranteed amounts, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties.

Indemnifications

Over the years, we have entered into agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes, environmental liabilities, employee claims and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at March 31, 2018, was approximately $100 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount at March 31, 2018, were approximately $40 million of environmental accruals for known contamination that are included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

In 2012, we completed the separation of our downstream business, creating two independent energy companies: ConocoPhillips and Phillips 66. On March 1, 2015, a supplier to one of the refineries included in Phillips 66 as part of the separation of our downstream businesses formally registered Phillips 66 as a party to the supply agreement, thereby triggering a guarantee we provided at the time of separation. Our maximum potential liability for future payments under this guarantee, which would become payable if Phillips 66 does not perform its contractual obligations under the supply agreement, is approximately $1.27 billion. At March 31, 2018, the carrying value of this guarantee is approximately $98 million and the remaining term is seven years. Because Phillips 66 has indemnified us for losses incurred under this guarantee, we have recorded an indemnification asset from Phillips 66 of approximately $98 million. The recorded indemnification asset amount represents the estimated fair value of the guarantee; however, if we are required to perform under the guarantee, we would expect to recover from Phillips 66 any amounts in excess of that value, provided Phillips 66 is a going concern.

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

At March 31, 2018, our balance sheet included a total environmental accrual of $173 million, compared with $180 million at December 31, 2017, for remediation activities in the United States and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at March 31, 2018, we had performance obligations secured by letters of credit of $367 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.

In 2007, we announced we had been unable to reach agreement with respect to our migration to an empresa mixta structure mandated by the Venezuelan government’s Nationalization Decree. As a result, Venezuela’s national oil company, Petróleos de Venezuela S.A. (PDVSA), or its affiliates, directly assumed control over ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures and the offshore Corocoro development project. In response to this expropriation, we filed a request for international arbitration on November 2, 2007, with the World Bank’s International Centre for Settlement of Investment Disputes (ICSID). An arbitration hearing was held before an ICSID tribunal during the summer of 2010. On September 3, 2013, an ICSID arbitration tribunal held that Venezuela unlawfully expropriated ConocoPhillips’ significant oil investments in June 2007. On January 17, 2017, the Tribunal reconfirmed the decision that the expropriation was unlawful. A separate arbitration phase is currently proceeding to determine the damages owed to ConocoPhillips for Venezuela’s actions. In 2014, ConocoPhillips commenced a second arbitration under the rules of the International Chamber of Commerce (ICC) against PDVSA under the contracts that had established the Petrozuata and Hamaca projects (the Corocoro project is part of a separate ICC arbitration proceeding). In those proceedings, the ICC Tribunal ruled in April 2018 that PDVSA and two of its subsidiaries owed ConocoPhillips an indemnity of approximately $2.04 billion in connection with the expropriation of the projects and other pre-expropriation fiscal measures. Collection efforts are underway. In addition, ConocoPhillips brought fraudulent transfer actions in the U.S. District Court of Delaware, alleging that Venezuela and PDVSA have taken actions to improperly liquidate and expatriate assets from the United States to Venezuela in an effort to avoid judgment creditors.

In 2008, Burlington Resources, Inc., a wholly owned subsidiary of ConocoPhillips, initiated arbitration before ICSID against The Republic of Ecuador, challenging a windfall profits tax and subsequent expropriation of Blocks 7 and 21. On April 24, 2012, Ecuador filed environmental and infrastructure counterclaims against Burlington relating to the alleged impacts to Blocks 7 and 21. Ecuador also filed the environmental and infrastructure counterclaims relating to Blocks 7 and 21 in a separate, parallel ICSID arbitration brought by Perenco Ecuador Limited, Burlington’s co-venturer and consortium operator. Perenco and Burlington each have joint liability for the counterclaims under their joint operating agreements. On December 14, 2012, the ICSID tribunal issued a decision in favor of Burlington, finding that Ecuador’s seizure of Blocks 7 and 21 was an unlawful expropriation in violation of the Ecuador-U.S. Bilateral Investment Treaty. In February 2017, the ICSID tribunal unanimously awarded Burlington $380 million for Ecuador’s unlawful expropriation and breach of the U.S.-Ecuador Bilateral Investment Treaty. The tribunal also issued a separate decision finding Ecuador to be entitled to $42 million for environmental and infrastructure impacts to Blocks 7 and 21. In December 2017, Burlington and Ecuador entered into a settlement agreement by which Ecuador agreed to pay Burlington $337 million in two installments. The first installment of $75 million was paid on December 1, 2017, and the second installment of $262 million was paid on April 13, 2018. The settlement includes an offset for the counterclaims decision, of which Burlington is entitled to a $24 million contribution from Perenco pursuant to the joint operating agreement. The ICSID arbitration between Perenco and Ecuador remains pending.

In December 2016, ConocoPhillips Angola filed a notice of arbitration against Sonangol E.P. under the Block 36 Production Sharing Contract relating to disputes arising thereunder. The arbitration is being conducted under the United Nations Commission on International Trade Laws (UNCITRAL) rules using a three-person tribunal.

In June 2017, FAR Ltd. initiated arbitration before the ICC against ConocoPhillips Senegal B.V. in connection with the sale of ConocoPhillips Senegal B.V. to Woodside Energy Holdings (Senegal) Limited in 2016. This arbitration is ongoing.

In 2017 and early 2018, cities and/or counties in California and New York have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. ConocoPhillips is vigorously defending against these lawsuits.

Note 14—Derivative and Financial Instruments

Derivative Instruments

We use futures, forwards, swaps and options in various markets to meet our customer needs and capture market opportunities. Our commodity business primarily consists of natural gas, crude oil, bitumen, LNG and natural gas liquids.

Our derivative instruments are held at fair value on our consolidated balance sheet. Where these balances have the right of setoff, they are presented on a net basis. Related cash flows are recorded as operating activities on our consolidated statement of cash flows. On our consolidated income statement, realized and unrealized gains and losses are recognized either on a gross basis if directly related to our physical business or a net basis if held for trading. Gains and losses related to contracts that meet and are designated with the normal purchase normal sale (NPNS) exception are recognized upon settlement. We generally apply this exception to eligible crude contracts. We do not use hedge accounting for our commodity derivatives.

The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	March 31 2018	December 31 2017

Assets
Prepaid expenses and other current assets	$233	275
Other assets	49	36
Liabilities
Other accruals	238	282
Other liabilities and deferred credits	41	28

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Sales and other operating revenues	$43	51
Other income (loss)	4	1
Purchased commodities	(27)	(38)

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)
	March 31 2018	December 31 2017

Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(12)	(29)
Basis	2	12

Foreign Currency Exchange Derivatives

We have foreign currency exchange rate risk resulting from international operations. Our foreign currency exchange derivative activity primarily relates to managing our cash-related and foreign currency exchange rate exposures, such as firm commitments for capital programs or local currency tax payments, dividends and cash returns from net investments in foreign affiliates, and investments in equity securities. We do not elect hedge accounting on our foreign currency exchange derivatives.

The following table presents the gross fair values of our foreign currency exchange derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	March 31 2018	December 31 2017

Assets
Prepaid expenses and other current assets	$1	1
Other assets	7	6
Liabilities
Other liabilities and deferred credits	8	15

In December 2017, we entered into foreign exchange zero cost collars buying the right to sell $1.25 billion CAD at $0.707 CAD and selling the right to buy $1.25 billion CAD at $0.842 CAD against the U.S. dollar.

The (gains) losses from foreign currency exchange derivatives incurred and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Foreign currency transaction (gains) losses	$(5)	7

We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions Notional Currency
	March 31 2018		December 31 2017

Foreign Currency Exchange Derivatives
Sell U.S. dollar, buy other currencies*	USD	94	—
Buy British pound, sell other currencies**	GBP	33	—
Sell British pound, buy other currencies***	GBP	—	1
Sell Canadian dollar, buy U.S. dollar	CAD	1,186	1,225

    *Primarily British pound and Norwegian krone.

  **Primarily Norwegian krone and euro.

***Primarily euro.

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

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	March 31 2018	December 31 2017	March 31 2018	December 31 2017

Cash	$869	948
Time deposits
Remaining maturities from 1 to 90 days	3,873	5,004	170	821
Commercial paper
Remaining maturities from 1 to 90 days	242	373	118	978
Remaining maturities from 91 to 180 days	—	—	—	74

	$4,984	6,325	288	1,873

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

The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position on March 31, 2018 and December 31, 2017, was $61 million and $55 million, respectively. For these instruments, no collateral was posted as of March 31, 2018 or December 31, 2017. If our credit rating had been downgraded below investment grade on March 31, 2018, we would be required to post $61 million of additional collateral, either with cash or letters of credit.

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

The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. Transfers occur at the end of the reporting period. At the end of the fourth quarter of 2017, our investment in Cenovus Energy transferred from Level 2 to Level 1 due to the lapsing of trading restrictions. There were no other material transfers between levels during 2018 or 2017.

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

The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Investment in Cenovus Energy	$1,776	—	—	1,776	1,899	—	—	1,899
Commodity derivatives	142	110	30	282	175	106	30	311

Total assets	$1,918	110	30	2,058	2,074	106	30	2,210

Liabilities
Commodity derivatives	$151	109	19	279	158	111	41	310

Total liabilities	$151	109	19	279	158	111	41	310

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Setoff	Net Amounts

March 31, 2018
Assets	$282	184	98	—	7	91
Liabilities	279	184	95	9	3	83

December 31, 2017
Assets	$311	186	125	—	4	121
Liabilities	310	186	124	7	5	112

At March 31, 2018 and December 31, 2017, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement

The following table summarizes the fair value hierarchy by major category and date of remeasurement for assets accounted for at fair value on a non-recurring basis:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value	Level 3 Inputs	Before-Tax Loss
March 31, 2018
Net PP&E (held for sale)	$250	250	44

During the first quarter of 2018, net PP&E held for sale was written down to fair value, less costs to sell. The fair value was estimated using information gathered during recent marketing efforts. For additional information, see Note 5—Assets Held for Sale, Sold or Acquired.

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

•	Investment in Cenovus Energy shares: See Note 7—Investment in Cenovus Energy, for a discussion of the carrying value and fair value of our investment in Cenovus Energy shares.
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

The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	March 31 2018	December 31 2017	March 31 2018	December 31 2017

Financial assets
Investment in Cenovus Energy	$1,776	1,899	1,776	1,899
Commodity derivatives	98	125	98	125
Total loans and advances—related parties	524	586	524	586
Financial liabilities
Total debt, excluding capital leases	16,260	18,929	18,908	22,435
Commodity derivatives	86	117	86	117

Note 16—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of our consolidated balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Net Unrealized Loss on Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)

December 31, 2017	$(400)	(58)	(5,060)	(5,518)
Cumulative effect of adopting ASU No. 2016-01*	—	58	—	58
Other comprehensive income	11	—	78	89

March 31, 2018	$(389)	—	(4,982)	(5,371)

*See Note 2—Changes in Accounting Principles for additional information.

There were no items within accumulated other comprehensive loss related to noncontrolling interests.

The following table summarizes reclassifications out of accumulated other comprehensive loss:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Defined benefit plans	$11	53

The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $3 million and $28 million for the three-month periods ended March 31, 2018 and 2017, respectively. See Note 18—Employee Benefit Plans, for additional information.

Note 17—Cash Flow Information

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Cash Payments
Interest	$220	327
Income taxes	521	150

Net Sales (Purchases) of Short-Term Investments
Short-term investments purchased	$(206)	(243)
Short-term investments sold	1,799	40

	$1,593	(203)

Note 18—Employee Benefit Plans

Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2018		2017		2018	2017
	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$21	21	23	19	—	—
Interest cost	27	27	32	26	2	2
Expected return on plan assets	(34)	(40)	(34)	(39)	—	—
Amortization of prior service cost (credit)	—	(1)	1	(1)	(9)	(9)
Recognized net actuarial loss (gain)	15	9	19	12	—	(1)
Settlements	—	—	60	—	—	—

Net periodic benefit cost	$29	16	101	17	(7)	(8)

The components of net periodic benefit cost, other than the service cost component, are included in the “Other expense” line item on our consolidated income statement.

During the first three months of 2018, we contributed $12 million to our domestic benefit plans and $63 million to our international benefit plans. In 2018, we expect to contribute approximately $70 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $150 million to our international qualified and nonqualified pension and postretirement benefit plans.

Severance Accrual

The following table summarizes our severance accrual activity for the three-month period ended March 31, 2018:

Millions of Dollars

Balance at December 31, 2017	$53
Accruals	8
Benefit payments	(22)
Foreign currency translation adjustments	1

Balance at March 31, 2018	$40

Of the remaining balance at March 31, 2018, $18 million is classified as short term.

Note 19—Related Party Transactions

Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

Significant transactions with our equity affiliates were:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Operating revenues and other income	$23	29
Purchases	24	23
Operating expenses and selling, general and administrative expenses	15	12
Net interest (income) expense*	(3)	(3)

*We paid interest to, or received interest from, various affiliates. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

Note 20—Sales and Other Operating Revenues

Transitional Arrangements

We adopted the provisions of ASC Topic 606 beginning January 1, 2018, using the modified retrospective approach, which we have applied to contracts within the scope of the standard that had not been completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605. See Note 2—Changes in Accounting Principles for the effect on our consolidated balance sheet and the line items which have been impacted by the adoption of this standard.

The cumulative effect of applying the standard relates solely to certain licensing arrangements where revenue was previously recognized ($61 million in 2011, $146 million in 2015 and $44 million in 2017) based on contractual milestones. Under ASC Topic 606, such revenues are recognized when the customer has the ability to utilize and benefit from its right to use the license. As a result, such historically recognized revenues must be reversed through a cumulative effect adjustment and deferred until such time when the customer has the ability to utilize and benefit from the license. The cumulative effect adjustment relates to contracts that were not substantially completed at the date of implementation.

Accounting Policy

Revenues associated with the sales of crude oil, bitumen, natural gas, LNG, natural gas liquids and other items are recognized at the point in time when the customer obtains control of the asset. In evaluating when a customer has control of the asset we primarily consider whether the transfer of legal title and physical delivery has occurred, whether the customer has significant risks and rewards of ownership, and whether the customer has accepted delivery and a right to payment exists. These products are typically sold at prevailing market prices. We allocate variable market-based consideration to deliveries (performance obligations) in the current period as that consideration relates specifically to our efforts to transfer control of current period deliveries to the customer and represents the amount we expect to be entitled to in exchange for the related products. Payment is typically due within 30 days or less.

Practical Expedients

Typically, our commodity sales contracts are less than 12 months in duration; however, in certain specific cases may extend longer, which may be out to the end of field life. We have long-term commodity sales contracts which use prevailing market prices at the time of delivery, and under these contracts, the market-based variable consideration for each performance obligation (i.e. delivery of commodity) is allocated to each wholly unsatisfied performance obligation within the contract. Accordingly, we have applied the practical expedient allowed in ASC Topic 606 and do not disclose the aggregate amount of the transaction price allocated to performance obligations or when we expect to recognize revenues that are unsatisfied (or partially unsatisfied) as of the end of the reporting period.

Revenue from Contracts with Customers

The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017	*

Revenue from contracts with customers	$6,545	5,158
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	2,261	2,425
Financial derivative contracts	(8)	(65)

Consolidated sales and other operating revenues	$8,798	7,518

*Under the modified retrospective approach, prior period amounts have not been adjusted upon adoption of ASC Topic 606.

Revenues from contracts outside the scope of ASC Topic 606 relate primarily to physical gas contracts at market prices which qualify as derivatives accounted for under ASC Topic 815, “Derivatives and Hedging,” and for which we have not elected NPNS. There is no significant difference in contractual terms or the policy for recognition of revenue from these contracts and those within the scope of ASC Topic 606. The following disaggregation of revenues is provided in conjunction with Note 21—Segment Disclosures and Related Information:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017	*

Revenue from Contracts Outside the Scope of ASC Topic 606 by Segment
Lower 48	$1,713	1,727
Canada	191	279
Europe and North Africa	357	419

Physical contracts meeting the definition of a derivative	$2,261	2,425

*Under the modified retrospective approach, prior period amounts have not been adjusted upon adoption of ASC Topic 606.

	Millions of Dollars
	Three Months Ended March 31
	2018	2017	*

Revenue from Contracts Outside the Scope of ASC Topic 606 by Product
Crude oil	$286	141
Natural gas	1,890	2,194
Other	85	90

Physical contracts meeting the definition of a derivative	$2,261	2,425

*Under the modified retrospective approach, prior period amounts have not been adjusted upon adoption of ASC Topic 606.

Receivables and Contract Liabilities

Receivables from Contracts with Customers

At March 31, 2018, the “Accounts and notes receivable” line on our consolidated balance sheet, includes trade receivables of $2,625 million compared with $2,675 million at December 31, 2017, and includes both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared to trade receivables where NPNS has been elected.

Contract Liabilities from Contracts with Customers

We have entered into contractual arrangements where we license proprietary technology to customers related to the optimization process for operating LNG plants. The agreements typically provide for negotiated payments to be made at stated milestones. The payments are not directly related to our performance under the contract and are recorded as deferred revenue to be recognized as revenue when the customer can utilize and benefit from their right to use the license. Payments are received in installments over the construction period.

Millions of Dollars
Contract Liabilities
At January 1, 2018	$251

At March 31, 2018	$251

Amounts Recognized in the Consolidated Balance Sheet at March 31, 2018
Current liabilities	$153
Non-current liabilities	98

$251

We expect to recognize such amounts between 2018 and 2019 as construction is completed.

Prior to the adoption of ASC Topic 606, contractual payments received would have been recognized as sales and other operating revenues in the current period.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2018	2017 *

Sales and Other Operating Revenues
Alaska	$1,385	1,007

Lower 48	3,952	3,230
Intersegment eliminations	(3)	(3)

Lower 48	3,949	3,227

Canada	891	870
Intersegment eliminations	(255)	(86)

Canada	636	784

Europe and North Africa	1,608	1,443
Asia Pacific and Middle East	1,216	1,022
Corporate and Other	4	35

Consolidated sales and other operating revenues	$8,798	7,518

Sales and Other Operating Revenues by Geographic Location
United States	$5,336	4,240
Australia	440	383
Canada	636	784
China	218	205
Indonesia	215	199
Malaysia	344	237
Norway	663	689
United Kingdom	669	622
Other foreign countries	277	159

Worldwide consolidated	$8,798	7,518

Sales and Other Operating Revenues by Product
Crude oil	$4,450	3,290
Natural gas	2,796	2,922
Natural gas liquids	231	288
Other**	1,321	1,018

Consolidated sales and other operating revenues by product	$8,798	7,518

  *Under the modified retrospective approach, prior period amounts have not been adjusted upon adoption of ASC Topic 606.

**Includes LNG and bitumen.

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Net Income Attributable to ConocoPhillips
Alaska	$524	(11)
Lower 48	308	(362)
Canada	(65)	948
Europe and North Africa	245	171
Asia Pacific and Middle East	461	236
Other International	(44)	(48)
Corporate and Other	(541)	(348)

Consolidated net income attributable to ConocoPhillips	$888	586

	Millions of Dollars
	March 31 2018	December 31 2017

Total Assets
Alaska	$12,610	12,108
Lower 48	14,584	14,632
Canada	6,074	6,214
Europe and North Africa	12,267	11,870
Asia Pacific and Middle East	16,753	16,985
Other International	97	97
Corporate and Other	8,342	11,456

Consolidated total assets	$70,727	73,362

Note 22—Income Taxes

Our effective tax rate for the first quarter of 2018 was 49 percent compared with 358 percent for the first quarter of 2017.

	Millions of Dollars		Percent of Pre-Tax Income (Loss)
	Three Months Ended March 31		Three Months Ended March 31
	2018	2017	2018	2017

Income (Loss) before income taxes
United States	$786	(794)	44.3%	342.2
Foreign	990	562	55.7	(242.2)

	$1,776	(232)	100.0%	100.0

Federal statutory income tax	$373	(81)	21.0%	35.0
Non-U.S. effective tax rates	446	266	25.1	(114.7)
Canada disposition	—	(996)	—	429.3
Recovery of outside basis	—	(835)	—	359.9
Adjustment to tax reserves	(2)	822	(0.1)	(354.3)
Adjustment to valuation allowance	57	24	3.2	(10.3)
State income tax	19	(13)	1.1	5.6
Enhanced oil recovery credit	(20)	(16)	(1.1)	6.9
Other	3	(2)	0.1	0.8

	$876	(831)	49.3%	358.2

The effective tax rate represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items and adjustments to our valuation allowance. The effective tax rate for the three months ended March 31, 2018 also reflects the reduced federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Legislation) in December 2017 and the impact of a change in the mix of our domestic and foreign earnings.

Our effective tax rate in the first quarter of 2017 was impacted by a tax benefit of $996 million related to our 2017 disposition of various assets in Canada. This tax benefit was primarily associated with a deferred tax recovery related to the Canadian capital gains exclusion component of the 2017 Canada disposition and the recognition of previously unrealizable Canadian capital asset tax basis. The Canada disposition, along with the associated restructuring of our Canadian operations, may generate an additional tax benefit of $822 million. However, since we believe it is not likely we will receive a corresponding cash tax savings, this $822 million benefit has been offset by a full tax reserve.

We have not revised any of our 2017 provisional estimates under Staff Accounting Bulletin 118 and ASU No. 2018-05, but we are continuing to gather information and are waiting for further guidance from the Internal Revenue Service, Securities Exchange Commission and FASB on the Tax Legislation.

The Tax Legislation subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, “Accounting for Global Intangible Low-Taxed Income,” states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At March 31, 2018, the current year U.S. income tax impact related to GILTI activities is immaterial.

Note 23—New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU No. 2016-02), which establishes comprehensive accounting and financial reporting requirements for leasing arrangements. This ASU supersedes the existing requirements in FASB ASC Topic 840, “Leases,” and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet. The provisions of ASU No. 2016-02 also modify the definition of a lease and outline requirements for recognition, measurement, presentation and disclosure of leasing arrangements by both lessees and lessors. The ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption of the standard is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. In January 2018, ASU No. 2016-02 was amended by the provisions of ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842.” We plan to adopt ASU No. 2016-02, as amended, effective January 1, 2019, and continue to evaluate the ASU to determine the impact of adoption on our consolidated financial statements and disclosures, accounting policies and systems, business processes, and internal controls. We are currently implementing a third-party lease accounting software solution to facilitate the ongoing accounting and financial reporting requirements of the ASU. We also continue to monitor proposals issued by the FASB to clarify the ASU and certain industry implementation issues. While our evaluation of ASU No. 2016-02 and related implementation activities are ongoing, we expect the adoption of the ASU to have a material impact on our consolidated financial statements and disclosures.

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

In March 2018, ConocoPhillips Company received a $1.2 billion loan repayment from a nonguarantor subsidiary to settle certain accumulated intercompany balances. This transaction had no impact on our consolidated financial statements.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended March 31, 2018
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Revenues and Other Income
Sales and other operating revenues	$—	3,764	—	5,034	—	8,798
Equity in earnings of affiliates	954	1,499	—	251	(2,496)	208
Gain on dispositions	—	3	—	4	—	7
Other income (loss)	—	(103)	—	51	—	(52)
Intercompany revenues	9	56	44	1,204	(1,313)	—

Total Revenues and Other Income	963	5,219	44	6,544	(3,809)	8,961

Costs and Expenses
Purchased commodities	—	3,410	—	1,433	(1,129)	3,714
Production and operating expenses	—	172	—	1,032	(33)	1,171
Selling, general and administrative expenses	4	74	—	26	(5)	99
Exploration expenses	—	53	—	42	—	95
Depreciation, depletion and amortization	—	132	—	1,280	—	1,412
Impairments	—	(9)	—	21	—	12
Taxes other than income taxes	—	50	—	133	—	183
Accretion on discounted liabilities	—	4	—	84	—	88
Interest and debt expense	71	159	37	63	(146)	184
Foreign currency transaction (gains) losses	18	(9)	(27)	48	—	30
Other expense	—	194	—	3	—	197

Total Costs and Expenses	93	4,230	10	4,165	(1,313)	7,185

Income before income taxes	870	989	34	2,379	(2,496)	1,776
Income tax provision (benefit)	(18)	35	(9)	868	—	876

Net income	888	954	43	1,511	(2,496)	900
Less: net income attributable to noncontrolling interests	—	—	—	(12)	—	(12)

Net Income Attributable to ConocoPhillips	$888	954	43	1,499	(2,496)	888

Comprehensive Income (Loss) Attributable to ConocoPhillips	$977	1,043	(25)	1,582	(2,600)	977

Income Statement	Three Months Ended March 31, 2017*
Revenues and Other Income
Sales and other operating revenues	$—	3,115	—	4,403	—	7,518
Equity in earnings of affiliates	657	1,173	—	160	(1,790)	200
Gain on dispositions	—	13	—	9	—	22
Other income	—	2	—	29	—	31
Intercompany revenues	17	71	42	794	(924)	—

Total Revenues and Other Income	674	4,374	42	5,395	(2,714)	7,771

Costs and Expenses
Purchased commodities	—	2,765	—	1,190	(763)	3,192
Production and operating expenses	—	132	—	1,160	(1)	1,291
Selling, general and administrative expenses	4	76	—	22	(5)	97
Exploration expenses	—	371	—	179	—	550
Depreciation, depletion and amortization	—	251	—	1,728	—	1,979
Impairments	—	—	—	175	—	175
Taxes other than income taxes	—	49	—	182	—	231
Accretion on discounted liabilities	—	10	—	85	—	95
Interest and debt expense	129	165	37	139	(155)	315
Foreign currency transaction (gains) losses	(7)	—	49	(32)	—	10
Other expense	—	70	—	(2)	—	68

Total Costs and Expenses	126	3,889	86	4,826	(924)	8,003

Income (Loss) before income taxes	548	485	(44)	569	(1,790)	(232)
Income tax benefit	(38)	(172)	(5)	(616)	—	(831)

Net income (loss)	586	657	(39)	1,185	(1,790)	599
Less: net income attributable to noncontrolling interests	—	—	—	(13)	—	(13)

Net Income (Loss) Attributable to ConocoPhillips	$586	657	(39)	1,172	(1,790)	586

Comprehensive Income (Loss) Attributable to ConocoPhillips	$818	889	(13)	1,362	(2,238)	818

*Certain amounts have been reclassified to conform to the current-period presentation resulting from the adoption of ASU No. 2017-07.

See Note 2—Changes in Accounting Principles, for additional information.

See Notes to Consolidated Financial Statements.

	Millions of Dollars
	March 31, 2018
Balance Sheet	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Cash and cash equivalents	$—	68	3	4,913	—	4,984
Short-term investments	—	—	—	288	—	288
Accounts and notes receivable	6	1,974	36	4,817	(2,641)	4,192
Investment in Cenovus Energy	—	1,776	—	—	—	1,776
Inventories	—	139	—	914	—	1,053
Prepaid expenses and other current assets	1	161	7	752	(27)	894

Total Current Assets	7	4,118	46	11,684	(2,668)	13,187
Investments, loans and long-term receivables*	30,214	48,760	2,504	17,222	(88,729)	9,971
Net properties, plants and equipment	—	4,280	—	42,192	(475)	45,997
Other assets	19	1,036	188	1,729	(1,400)	1,572

Total Assets	$30,240	58,194	2,738	72,827	(93,272)	70,727

Liabilities and Stockholders’ Equity
Accounts payable	$—	2,754	2	3,771	(2,641)	3,886
Short-term debt	(5)	263	7	82	(10)	337
Accrued income and other taxes	—	163	—	1,178	—	1,341
Employee benefit obligations	—	310	—	98	—	408
Other accruals	57	420	52	634	(26)	1,137

Total Current Liabilities	52	3,910	61	5,763	(2,677)	7,109
Long-term debt	3,788	8,956	1,701	2,742	(478)	16,709
Asset retirement obligations and accrued environmental costs	—	435	—	7,354	—	7,789
Deferred income taxes	—	—	—	6,281	(872)	5,409
Employee benefit obligations	—	1,318	—	514	—	1,832
Other liabilities and deferred credits*	2,416	7,467	922	7,407	(17,051)	1,161

Total Liabilities	6,256	22,086	2,684	30,061	(21,078)	40,009
Retained earnings	23,139	13,990	(638)	13,460	(20,288)	29,663
Other common stockholders’ equity	845	22,118	692	29,134	(51,906)	883
Noncontrolling interests	—	—	—	172	—	172

Total Liabilities and Stockholders’ Equity	$30,240	58,194	2,738	72,827	(93,272)	70,727

*Includes intercompany loans.

Balance Sheet	December 31, 2017
Assets
Cash and cash equivalents	$—	234	4	6,087	—	6,325
Short-term investments	—	—	—	1,873	—	1,873
Accounts and notes receivable	24	2,255	35	4,870	(2,864)	4,320
Investment in Cenovus Energy	—	1,899	—	—	—	1,899
Inventories	—	163	—	897	—	1,060
Prepaid expenses and other current assets	1	278	6	779	(29)	1,035

Total Current Assets	25	4,829	45	14,506	(2,893)	16,512
Investments, loans and long-term receivables*	29,400	47,974	2,533	15,050	(84,897)	10,060
Net properties, plants and equipment	—	4,230	—	41,930	(477)	45,683
Other assets	15	1,146	186	1,302	(1,542)	1,107

Total Assets	$29,440	58,179	2,764	72,788	(89,809)	73,362

Liabilities and Stockholders’ Equity
Accounts payable	$—	3,094	1	3,799	(2,864)	4,030
Short-term debt	(5)	2,505	7	77	(9)	2,575
Accrued income and other taxes	—	107	—	931	—	1,038
Employee benefit obligations	—	554	—	171	—	725
Other accruals	85	314	48	612	(30)	1,029

Total Current Liabilities	80	6,574	56	5,590	(2,903)	9,397
Long-term debt	3,787	9,321	1,703	2,794	(477)	17,128
Asset retirement obligations and accrued environmental costs	—	432	—	7,199	—	7,631
Deferred income taxes	—	—	—	6,263	(981)	5,282
Employee benefit obligations	—	1,335	—	519	—	1,854
Other liabilities and deferred credits*	1,528	5,229	926	9,215	(15,629)	1,269

Total Liabilities	5,395	22,891	2,685	31,580	(19,990)	42,561
Retained earnings	22,867	13,317	(681)	11,958	(18,070)	29,391
Other common stockholders’ equity	1,178	21,971	760	29,056	(51,749)	1,216
Noncontrolling interests	—	—	—	194	—	194

Total Liabilities and Stockholders’ Equity	$29,440	58,179	2,764	72,788	(89,809)	73,362

*Includes intercompany loans.

	Millions of Dollars
	Three Months Ended March 31, 2018
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(69)	(123)	(30)	2,584	37	2,399

Cash Flows From Investing Activities
Capital expenditures and investments	—	(233)	—	(1,308)	6	(1,535)
Working capital changes associated with investing activities	—	(93)	—	121	—	28
Proceeds from asset dispositions	—	141	—	39	(11)	169
Purchases of short-term investments	—	—	—	1,593	—	1,593
Long-term advances/loans—related parties	—	(4)	—	(29)	33	—
Collection of advances/loans—related parties	—	1,306	—	59	(1,306)	59
Intercompany cash management	887	1,638	—	(2,525)	—	—
Other	—	—	—	(392)	—	(392)

Net Cash Provided by (Used in) Investing Activities	887	2,755	—	(2,442)	(1,278)	(78)

Cash Flows From Financing Activities
Issuance of debt	—	—	29	4	(33)	—
Repayment of debt	—	(2,807)	—	(1,387)	1,306	(2,888)
Issuance of company common stock	19	—	—	—	(37)	(18)
Repurchase of company common stock	(500)	—	—	—	—	(500)
Dividends paid	(338)	—	—	—	—	(338)
Other	1	—	—	(38)	5	(32)

Net Cash Provided by (Used in) Financing Activities	(818)	(2,807)	29	(1,421)	1,241	(3,776)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	9	—	116	—	125

Net Change in Cash, Cash Equivalents and Restricted Cash	—	(166)	(1)	(1,163)	—	(1,330)
Cash, cash equivalents and restricted cash at beginning of period*	—	234	4	6,298	—	6,536

Cash, Cash Equivalents and Restricted Cash at End of Period	$—	68	3	5,135	—	5,206

Statement of Cash Flows	Three Months Ended March 31, 2017
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(97)	1,014	45	1,581	(753)	1,790

Cash Flows From Investing Activities
Capital expenditures and investments	—	(149)	—	(819)	2	(966)
Working capital changes associated with investing activities	—	55	—	(81)	—	(26)
Proceeds from asset dispositions	—	46	—	18	(29)	35
Purchases of short-term investments	—	—	—	(203)	—	(203)
Long-term advances/loans—related parties	—	(30)	—	—	30	—
Collection of advances/loans—related parties	—	63	—	2,138	(2,144)	57
Intercompany cash management	1,341	1,037	—	(2,378)	—	—
Other	—	—	—	129	—	129

Net Cash Provided by (Used in) Investing Activities	1,341	1,022	—	(1,196)	(2,141)	(974)

Cash Flows From Financing Activities
Issuance of debt	—	—	—	30	(30)	—
Repayment of debt	(805)	(2,081)	—	(97)	2,144	(839)
Issuance of company common stock	3	—	—	—	(49)	(46)
Repurchase of company common stock	(112)	—	—	—	—	(112)
Dividends paid	(331)	—	—	(802)	802	(331)
Other	1	—	—	(44)	27	(16)

Net Cash Used in Financing Activities	(1,244)	(2,081)	—	(913)	2,894	(1,344)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	27	—	27

Net Change in Cash and Cash Equivalents	—	(45)	45	(501)	—	(501)
Cash and cash equivalents at beginning of period	—	358	13	3,239	—	3,610

Cash and Cash Equivalents at End of Period	$—	313	58	2,738	—	3,109

*Restated to include $211 million of restricted cash at January 1, 2018

Restricted cash totaling $222 million is included in the “Other assets” line of our Consolidated Balance Sheet as of March 31, 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income attributable to ConocoPhillips.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

ConocoPhillips is the world’s largest independent exploration and production (E&P) company, based on proved reserves and production of liquids and natural gas. Our diverse portfolio primarily includes resource-rich North American unconventional assets and oil sands assets in Canada; lower-risk conventional assets in North America, Europe, Asia and Australia; several liquefied natural gas (LNG) developments; and an inventory of global conventional and unconventional exploration prospects. Headquartered in Houston, Texas, we had operations and activities in 17 countries, approximately 11,200 employees worldwide and total assets of $71 billion as of March 31, 2018.

Overview

The global oil market is rebalancing. Crude oil prices continued to improve in the first quarter of 2018; however, we believe prices are likely to remain cyclical in the future. Our value proposition principles, namely to maintain financial strength, grow our dividend and pursue disciplined growth, remain essentially unchanged and we are executing in accordance with our priorities for allocating future cash flows. In order, these priorities are: invest capital at a level that maintains flat production volumes and pays our existing dividend; grow our existing dividend; reduce debt to a level we believe is sufficient to maintain a strong investment grade rating through price cycles; repurchase shares to provide value to our shareholders; and strategically invest capital to grow our cash from operations. We believe our commitment to our value proposition, as evidenced by the results discussed below, position us for success in an environment of price uncertainty and ongoing volatility.

In the first quarter of 2018, we continued to make notable progress on our stated priorities. We increased our quarterly dividend by 7.5 percent to $0.285 per share; reduced our debt by $2.65 billion; repurchased 8.9 million shares of our common stock; and entered into an agreement with Anadarko Petroleum Corporation to acquire its nonoperated interest in the Western North Slope of Alaska, as well as its interest in the Alpine pipeline, for $400 million, before customary adjustments.

Operationally, we remain focused on safely executing our capital program and remaining attentive to our costs. Production excluding Libya was 1,224 thousand barrels of oil equivalent per day (MBOED) in the first quarter of 2018, a decrease of 360 MBOED compared with the same period of 2017. Our underlying production, which excludes Libya and the first-quarter impact of dispositions of 402 MBOED in 2017, increased 42 MBOED or 4 percent compared with the same period of 2017. Underlying production on a per debt-adjusted share basis grew by 26 percent compared with the first quarter of 2017. Production per debt-adjusted share is calculated on an underlying production basis using ending period debt divided by ending share price plus ending shares outstanding. We believe production per debt-adjusted share is useful to investors as it provides a consistent view of production on a total equity basis by converting debt to equity and allows for comparison across peer companies.

Business Environment

Global oil market fundamentals continued to trend toward a firmer balance in the first quarter of 2018. Crude oil prices improved in the period as a result of slower growth in global oil production, strong global oil demand and lower global inventory levels.

The energy industry has periodically experienced volatility due to fluctuating supply-and-demand conditions. Commodity prices are the most significant factor impacting our profitability and related reinvestment of operating cash flows into our business. Among other dynamics that could influence world energy markets and commodity prices are global economic health, supply disruptions or fears thereof caused by civil unrest or military conflicts, actions taken by Organization of Petroleum Exporting Countries (OPEC), environmental laws, tax regulations, governmental policies and weather-related disruptions. North America’s energy landscape has been transformed from resource scarcity to an abundance of supply, primarily due to advances in technology responsible for the rapid growth of tight oil production, successful exploration and rising production from the Canadian oil sands. Our strategy is to create value through price cycles by delivering on the financial and operational priorities that underpin our value proposition.

Our earnings and operating cash flows generally correlate with industry price levels for crude oil and natural gas, the prices of which are subject to factors external to the company and over which we have no control. The following graph depicts the trend in average benchmark prices for West Texas Intermediate (WTI) crude oil, Dated Brent crude oil and Henry Hub natural gas:

Brent crude oil prices averaged $66.76 per barrel in the first quarter of 2018, an increase of 24 percent compared with $53.78 per barrel in the first quarter of 2017, and an increase of 9 percent compared with $61.39 per barrel in the fourth quarter of 2017. Industry crude prices for WTI averaged $62.88 per barrel in the first quarter of 2018, an increase of 21 percent compared with $51.83 per barrel in the first quarter of 2017, and an increase of 14 percent compared with $55.35 per barrel in the fourth quarter of 2017.

Henry Hub natural gas prices averaged $3.01 per MMBTU in the first quarter of 2018, a decrease of 9 percent compared with $3.32 per MMBTU in the first quarter of 2017, and an increase of 3 percent compared with $2.93 per MMBTU in the fourth quarter of 2017. Prices decreased relative to the same period of 2017 due to higher associated gas production in the contiguous United States, but increased from the prior quarter as a result of weather-driven demand growth.

Our realized bitumen price decreased from $21.56 per barrel in the first quarter of 2017 and $25.20 per barrel in the fourth quarter of 2017, to $14.06 per barrel in the first quarter of 2018. The change, compared to both periods, was primarily due to a deterioration in the WCS differential resulting from high inventory levels stemming from the Keystone outage coupled with constrained pipeline and rail export capacity.

Our total average realized price was $50.49 per barrel of oil equivalent (BOE) in the first quarter of 2018, an increase of 40 percent compared with $36.18 per BOE in the first quarter of 2017 and a 10 percent increase compared to the fourth quarter of 2017, reflecting higher average realized oil and natural gas prices. Realized natural gas prices improved relative to the first quarter of 2017 primarily due to higher realized international gas prices.

Key Operating and Financial Summary

Significant items during the first quarter of 2018 included the following:

•

Achieved first-quarter production excluding Libya of 1,224 MBOED; year-over-year underlying production excluding the impact of closed and planned dispositions grew 4 percent overall and 26 percent on a production per debt-adjusted share basis.

•	Grew year-over-year production in the Lower 48 Big 3—Eagle Ford, Bakken and Delaware—by 20 percent.
•	Increased quarterly dividend by 7.5 percent.
•	Paid down $2.7 billion of balance sheet debt. Ended the quarter with $17.0 billion of debt and $5.0 billion of cash and cash equivalents.
•	Increased planned share repurchases by 33 percent; repurchased $0.5 billion in the first quarter; on track for full-year share repurchases of $2 billion.
•	Cash provided by operating activities exceeded capital expenditures, dividends and share repurchases.
•	Acquired additional liquids-rich Montney acreage in Canada during the quarter and announced central Louisiana Austin Chalk entry.
•	Successfully completed six-well exploration and appraisal drilling program in Alaska.

Outlook

Production and Capital Guidance

Second-quarter 2018 production is expected to be 1,170 to 1,210 MBOED, reflecting seasonal turnarounds.

Full-year 2018 production guidance increased to 1,200 to 1,240 MBOED to reflect first-quarter outperformance and a change in disposition assumptions. These and other improvements more than offset the impact from a third-party gas pipeline in Malaysia that is now assumed to be out of service for the entire year. Production guidance excludes Libya.

Capital expenditures guidance of $5.5 billion remains unchanged. Our capital guidance excludes acquisition investment for the previously announced $0.4 billion bolt-on transaction in Alaska and the $0.1 billion acquisition of additional acreage in the Montney in Canada.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2018, is based on a comparison with the corresponding period of 2017.

Consolidated Results

A summary of the company’s net income attributable to ConocoPhillips by business segment follows:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Alaska	$524	(11)
Lower 48	308	(362)
Canada	(65)	948
Europe and North Africa	245	171
Asia Pacific and Middle East	461	236
Other International	(44)	(48)
Corporate and Other	(541)	(348)

Net income attributable to ConocoPhillips	$888	586

Net income attributable to ConocoPhillips increased 52 percent in the first quarter of 2018, mainly due to:

•	Higher realized crude oil and natural gas prices.
•	Lower depreciation, depletion and amortization (DD&A) expense, mainly due to lower unit-of-production rates from reserve additions and disposition impacts.
•

Lower exploration expenses mainly due to reduced dry hole costs and leasehold impairment expense in our Lower 48 segment, as well as reduced other exploration expenses in our Other International segment.

•	A $109 million after-tax benefit resulting from an accrual reduction given a transportation cost ruling in Alaska by the Federal Energy Regulatory Commission (FERC).
•	Lower impairment expense.
•	Lower production and operating expenses, primarily due to asset disposition impacts.
•	Lower interest and debt expense.

The increases in net income were partly offset by:

•	The absence of deferred tax benefits totaling $996 million, primarily related to the disposition of certain Canadian assets, recognized in the first quarter of 2017.
•	After-tax charges totaling $193 million for premiums on debt retirements in the first quarter of 2018.
•	Lower volumes primarily due to asset dispositions in our Canada and Lower 48 segments.
•	A $123 million unrealized loss, recognized in the first quarter of 2018, on our Cenovus Energy common shares held at March 31, 2018.

See the “Segment Results” section for additional information.

Income Statement Analysis

Sales and other operating revenues increased 17 percent in the first quarter of 2018 mainly due to higher realized crude oil, LNG, natural gas and natural gas liquids prices, partly offset by lower sales volumes, primarily in our Canada and Lower 48 segments.

Purchased commodities increased 16 percent in the first quarter of 2018, mainly due to increased crude oil prices in the Lower 48. Additionally, purchased commodities increased due to higher diluent purchases in Canada.

Production and operating expenses decreased 9 percent in the first quarter of 2018 primarily due to asset disposition impacts.

Exploration expenses decreased 83 percent in the first quarter of 2018 due to lower dry hole costs, mainly driven by the absence of $291 million before-tax charges for multiple wells in Shenandoah in deepwater Gulf of Mexico in 2017; lower other exploration expenses mainly due to the absence of a $43 million before-tax charge in 2017 for the cancellation of our Athena drilling rig contract and other rig stacking costs in our Other International segment; and lower leasehold impairment expense mainly due to the absence of a $51 million before-tax charge for Shenandoah.

DD&A decreased 29 percent in the first quarter of 2018, mainly due to lower unit-of-production rates from reserve additions and disposition impacts in our Canada and Lower 48 segments.

Impairments decreased 93 percent in the first quarter of 2018. For additional information, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Interest and debt expense decreased 42 percent in the first quarter of 2018 primarily due to lower interest on debt, given reduced debt levels, as well as lower interest from an accrual reduction given a transportation cost ruling by the FERC.

Other expense increased 190 percent in the first quarter of 2018 primarily due to before-tax charges of $206 million for premiums on early debt retirements.

See Note 22—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our income tax provision (benefit) and effective tax rate.

Summary Operating Statistics

	Three Months Ended March 31
	2018	2017

Average Net Production
Crude oil (MBD)(1)	636	601
Natural gas liquids (MBD)	96	134
Bitumen (MBD)	66	223
Natural gas (MMCFD)(2)	2,828	3,809

Total Production (MBOED)(3)	1,269	1,593

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)	$65.49	50.97
Natural gas liquids (per barrel)	28.37	24.87
Bitumen (per barrel)	14.06	21.56
Natural gas (per thousand cubic feet)	5.13	3.84

	Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical, and lease rental, and other	$75	144	(4)
Leasehold impairment	5	63
Dry holes	15	343

	$95	550

(1) Thousands of barrels per day.

(2) Millions of cubic feet per day. Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.

(3) Thousands of barrels of oil equivalent per day.

(4) Certain amounts have been reclassified to conform to the current period presentation as a result of the adoption of ASU No. 2017-07. See

Note 2—Changes in Accounting Principles, in the Notes to Consolidated Financial Statements, for additional information.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At March 31, 2018, our operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, Timor-Leste, Indonesia, China, Malaysia, Qatar and Libya.

Total production from operations decreased 20 percent in the first quarter of 2018 compared with the same period of 2017. The decrease primarily resulted from noncore asset dispositions, including our Canada and San Juan transactions, both completed in 2017; normal field decline; and higher unplanned downtime mainly in Malaysia. The decrease in production was partly offset by production from major developments, including tight oil plays in the Lower 48; Malikai in Malaysia; Surmont and Montney in Canada; as well as Australia Pacific LNG Pty Ltd (APLNG). The continued ramp-up of production in Libya and improved drilling and well performance in Alaska, China, Lower 48 and Norway also partly offset the decrease in production. Excluding Libya, our first-quarter production was 1,224 MBOED. Adjusted for the first-quarter impact of dispositions of 402 MBOED in 2017, our underlying production increased 42 MBOED, or 4 percent, compared with the first quarter of 2017.

Segment Results

Alaska

	Three Months Ended March 31
	2018	2017

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$524	(11)

Average Net Production
Crude oil (MBD)	174	175
Natural gas liquids (MBD)	16	15
Natural gas (MMCFD)	7	7

Total Production (MBOED)	191	191

Average Sales Prices
Crude oil (dollars per barrel)	$68.31	52.09
Natural gas (dollars per thousand cubic feet)	2.51	3.53

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids and natural gas. As of March 31, 2018, Alaska contributed 24 percent of our worldwide liquids production and less than 1 percent of our worldwide natural gas production.

Earnings from Alaska increased $535 million in the first quarter of 2018, compared with the same period of 2017. The increase in earnings was mainly due to higher realized crude oil prices. Additionally, earnings improved due to the absence of a $110 million after-tax impairment charge, recognized in the first quarter of 2017, for the associated properties, plants and equipment of our small interest in the Point Thomson Unit; a $79 million after-tax benefit resulting from an accrual reduction given a transportation cost ruling by the FERC; lower DD&A expense from reserve additions; and lower exploration expense, primarily from lower dry hole expense and reduced seismic activity.

Average production was flat in the first quarter of 2018 compared with the same period of 2017.

Acquisition

In January 2018, we entered into an agreement with Anadarko Petroleum Corporation to acquire its nonoperated interest in the Western North Slope of Alaska, as well as its interest in the Alpine pipeline, for $400 million, before customary adjustments. The transaction is subject to regulatory approval.

Lower 48

	Three Months Ended March 31
	2018	2017

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$308	(362)

Average Net Production
Crude oil (MBD)	197	176
Natural gas liquids (MBD)	60	75
Natural gas (MMCFD)	568	1,116

Total Production (MBOED)	352	437

Average Sales Prices
Crude oil (dollars per barrel)	$61.99	45.89
Natural gas liquids (dollars per barrel)	24.57	22.07
Natural gas (dollars per thousand cubic feet)	2.76	2.83

The Lower 48 segment consists of operations located in the U.S. Lower 48 states, as well as producing properties in the Gulf of Mexico. As of March 31, 2018, the Lower 48 contributed 32 percent of our worldwide liquids production and 20 percent of our worldwide natural gas production.

Earnings from the Lower 48 increased $670 million in the first quarter of 2018, compared with the same period of 2017, primarily due to lower DD&A expense from reserve additions and asset disposition impacts; higher realized crude oil and natural gas liquids prices; lower exploration expenses mainly resulting from the absence of 2017 after-tax dry hole charges totaling $189 million and $33 million, respectively, for multiple wells and associated leases in Shenandoah; and lower production and operating expenses mainly driven by asset dispositions. The earnings improvement in the period was partly offset by lower volumes from asset dispositions and normal field decline.

Total average production decreased 19 percent in the first quarter of 2018, compared with the same period of 2017, primarily due to the disposition of our interests in the San Juan Basin and other noncore assets within the segment, as well as normal field decline. The volume decrease was partly offset by new production, primarily from Eagle Ford, Bakken and the Permian Basin.

Asset Disposition Update

In the first quarter of 2018, we completed the sale of certain properties in the Lower 48 segment for net proceeds of $112 million. No gain or loss was recognized on the sale. Additionally, in April 2018, certain other noncore properties within the segment were sold. No gain or loss will be recognized on the sale.

In April 2018, we ceased marketing efforts on our interest in the Barnett and reclassified the asset to held for use.

Acquisition

During the fourth quarter of 2017, we acquired approximately 200,000 net acres of early life-cycle unconventional acreage in the Austin Chalk play in central Louisiana for approximately $200 million. We expect to drill several exploration wells in the new position later this year.

See Note 5—Assets Held for Sale, Sold or Acquired, in the Notes to Consolidated Financial Statements, for additional information regarding our asset dispositions and acquisitions.

Canada

	Three Months Ended March 31
	2018	2017

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$(65)	948

Average Net Production
Crude oil (MBD)	2	6
Natural gas liquids (MBD)	—	23
Bitumen (MBD)
Consolidated operations	66	52
Equity affiliates	—	171

Total bitumen	66	223
Natural gas (MMCFD)	13	488

Total Production (MBOED)	70	333

Average Sales Prices
Crude oil (dollars per barrel)	$—	43.82
Natural gas liquids (dollars per barrel)	—	21.32
Bitumen (dollars per barrel)
Consolidated operations	14.06	15.63
Equity affiliates	—	23.63
Total bitumen	14.06	21.56
Natural gas (dollars per thousand cubic feet)	—	1.95

Our Canadian operations mainly consist of an oil sands development in the Athabasca Region of northeastern Alberta and a liquids-rich unconventional play in western Canada. As of March 31, 2018, Canada contributed 8 percent of our worldwide liquids production and less than 1 percent of our worldwide natural gas production.

Earnings from Canada decreased $1,013 million in the first quarter of 2018, compared with the same period of 2017. The decrease in earnings was primarily due to:

•

The absence of $996 million in deferred tax benefits related to the capital gains component of the disposition of our 50 percent nonoperated interest in the FCCL Partnership, and the recognition of previously unrealizable Canadian tax basis in 2017.

•	Lower equity earnings from the disposition of our interest in the FCCL Partnership.

Total average production decreased 79 percent in the first quarter of 2018, compared with the same period of 2017. The production decrease was primarily due to our Canada disposition, partly offset by a production ramp-up at Surmont and Montney.

Acquisition

In February 2018, we acquired approximately 34,500 net acres of undeveloped land in the Montney in Canada for a net purchase price of approximately $120 million. The additional acreage is adjacent to our existing position in the liquids-rich portion of the Montney.

Europe and North Africa

	Three Months Ended March 31
	2018	2017

Net Income Attributable to ConocoPhillips (millions of dollars)	$245	171

Average Net Production
Crude oil (MBD)	158	140
Natural gas liquids (MBD)	8	9
Natural gas (MMCFD)	548	544

Total Production (MBOED)	258	240

Average Sales Prices
Crude oil (dollars per barrel)	$65.57	53.34
Natural gas liquids (dollars per barrel)	32.98	31.21
Natural gas (dollars per thousand cubic feet)	7.38	5.86

The Europe and North Africa segment consists of operations principally located in the Norwegian and U.K. sectors of the North Sea, the Norwegian Sea, and Libya. As of March 31, 2018, our Europe and North Africa operations contributed 21 percent of our worldwide liquids production and 19 percent of our worldwide natural gas production.

Earnings for Europe and North Africa operations increased by $74 million in the first quarter of 2018, compared with the same period of 2017, primarily due to higher realized crude oil and natural gas prices and lower DD&A from reserve additions, partly offset by lower sales volumes due to timing of liftings.

Average production increased 8 percent in the first quarter of 2018 compared with the same period of 2017. The production increase was primarily due to the ramp-up of production in Libya, lower unplanned downtime in the United Kingdom, and improved drilling and well performance in Norway, partly offset by normal field decline in Norway and the United Kingdom.

Asia Pacific and Middle East

	Three Months Ended March 31
	2018	2017

Net Income Attributable to ConocoPhillips (millions of dollars)	$461	236

Average Net Production
Crude oil (MBD)
Consolidated operations	90	91
Equity affiliates	15	13

Total crude oil	105	104

Natural gas liquids (MBD)
Consolidated operations	4	5
Equity affiliates	8	7

Total natural gas liquids	12	12

Natural gas (MMCFD)
Consolidated operations	639	719
Equity affiliates	1,053	935

Total natural gas	1,692	1,654

Total Production (MBOED)	398	392

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$67.07	53.74
Equity affiliates	66.50	55.58
Total crude oil	66.99	53.98
Natural gas liquids (dollars per barrel)
Consolidated operations	44.36	42.96
Equity affiliates	43.99	43.20
Total natural gas liquids	44.13	43.10
Natural gas (dollars per thousand cubic feet)
Consolidated operations	5.57	4.96
Equity affiliates	5.04	4.00
Total natural gas	5.23	4.42

The Asia Pacific and Middle East segment has operations in China, Indonesia, Malaysia, Australia, Timor-Leste and Qatar, as well as exploration activities in Brunei. As of March 31, 2018, Asia Pacific and Middle East contributed 15 percent of our worldwide liquids production and 60 percent of our worldwide natural gas production.

Earnings increased 95 percent in the first quarter of 2018, compared with the same period of 2017, primarily due to improved equity earnings, mainly as a result of higher realized prices and sales volumes at Qatar Liquefied Gas Company Limited (3) (QG3) and APLNG. Higher realized crude oil and LNG prices in Malaysia, China and Australia further improved earnings in the period.

Average production increased 2 percent in the first quarter of 2018, compared with the same period of 2017, primarily due to new production from the ramp-up of Malikai in Malaysia and APLNG in Australia, as well as lower planned downtime. The increase in production was partly offset by higher unplanned downtime due to the rupture of a third-party pipeline which carries gas production from the Kebabangan gas field in Malaysia, as well as normal field decline, mainly in China.

Other International

	Three Months Ended March 31
	2018	2017

Net Loss Attributable to ConocoPhillips (millions of dollars)	$(44)	(48)

The Other International segment consists of exploration activities in Colombia and Chile.

Losses from our Other International operations decreased $4 million in the first quarter of 2018, compared with the same period of 2017, mainly due to the absences of a $28 million after-tax charge for the cancellation of our Athena drilling rig contract and rig stacking costs, both incurred in the first quarter of 2017. The reduction in losses was partly offset by a $34 million tax settlement in Nigeria in 2018 associated with prior operations.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Net Income (Loss) Attributable to ConocoPhillips
Net interest	$(160)	(253)
Corporate general and administrative expenses	(50)	(51	)*
Technology	(10)	9
Other	(321)	(53	)*

	$(541)	(348)

*Certain amounts have been reclassified to reflect the adoption of ASU 2017-07 and ASU 2016-01. See Note 2—Changes in Accounting

Principles, in the Notes to Consolidated Financial Statements, for additional information.

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest decreased by $93 million in the first quarter of 2018, primarily due to lower interest on debt expense and lower interest due to an accrual reduction given a transportation cost ruling by the FERC. The decrease in net interest was partly offset by reduced tax benefit on interest expense following the Tax Cuts and Jobs Act (“Tax Legislation”), which lowered the U.S. corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.

Technology includes our investment in new technologies or businesses, as well as licensing revenues. Activities are focused on tight oil reservoirs, heavy oil and oil sands, as well as LNG. Earnings from Technology decreased $19 million in the first quarter primarily due to lower licensing revenues.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, premiums incurred on the early retirement of debt, unrealized holding gains or losses on equity securities, and pension settlement expense. “Other” expenses increased by $268 million in the first quarter of 2018, compared with the same period of 2017, primarily due to premiums on our early retirement of debt and a net unrealized loss on our Cenovus Energy common shares, partly offset by the absence of pension settlement expense recognized in the first quarter of 2017.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars
	March 31 2018	December 31 2017

Short-term debt	$337	2,575
Total debt	17,046	19,703
Total equity	30,718	30,801
Percent of total debt to capital*	36%	39
Percent of floating-rate debt to total debt	6%	5

*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs, and our shelf registration statement. During the first quarter of 2018, the primary uses of our available cash were $2,888 million to reduce debt, $1,535 million to support our ongoing capital expenditures and investments program, $500 million to repurchase common stock, and $338 million to pay dividends. During the first quarter of 2018, our cash, cash equivalents and restricted cash decreased by $1,330 million to $5,206 million.

We believe current cash balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Sources of Capital” section, will be sufficient to meet our funding requirements in the near and long term, including our capital spending program, dividend payments and required debt payments.

Significant Sources of Capital

Operating Activities

Cash provided by operating activities was $2,399 million for the first quarter of 2018, compared with $1,790 million for the corresponding period of 2017. The increase was primarily due to higher realized crude oil, natural gas and natural gas liquids prices.

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

Investing Activities

Proceeds from asset sales for the first quarter of 2018 were $169 million compared with $35 million for the corresponding period of 2017. All cash deposits and proceeds from asset dispositions are included in the “Cash Flows From Investing Activities” section of our consolidated statement of cash flows. In the first quarter of 2018, we completed the sale of certain properties in the Lower 48 segment for net proceeds of $112 million. No gain or loss was recognized on the sale.

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

We have two commercial paper programs. The ConocoPhillips $6.25 billion commercial paper program is available to fund short-term working capital needs. We also have the ConocoPhillips Qatar Funding Ltd. $500 million commercial paper program, which is used to fund commitments relating to QG3. Commercial paper maturities are generally limited to 90 days. We had no commercial paper outstanding at March 31, 2018 or December 31, 2017, under either the ConocoPhillips or the ConocoPhillips Qatar Funding Ltd. commercial paper program. We had no direct borrowings or letters of credit issued under the revolving credit facility. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.75 billion in borrowing capacity under our revolving credit facility at March 31, 2018.

In January 2018, Fitch affirmed our long-term debt rating at “A-” and improved their outlook for our debt from “stable” to “positive.” In March 2018, Moody’s Investors Services affirmed their rating on our long-term debt at “Baa1” and changed their outlook for our debt from “stable” to “positive.” We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, in the event of a downgrade of our credit rating. If our credit rating were downgraded, it could increase the cost of corporate debt available to us and restrict our access to the commercial paper markets. If our credit rating were to deteriorate to a level prohibiting us from accessing the commercial paper market, we would still be able to access funds under our revolving credit facility.

Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At March 31, 2018 and December 31, 2017, we had direct bank letters of credit of $367 million and $338 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of credit ratings downgrades, we may be required to post additional letters of credit.

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

Capital Requirements

For information about our capital expenditures and investments, see the “Capital Expenditures” section.

Our debt balance at March 31, 2018, was $17.0 billion, a decrease of $2.7 billion from the balance at December 31, 2017.

In the first quarter of 2018, we redeemed or repurchased a total of $2,650 million of debt as described below:

•	4.20% Notes due 2021 with remaining principal of $1.0 billion.
•	2.875% Notes due 2021 with principal of $750 million.
•	2.2% Notes due 2020 with principal of $500 million.
•	8.125% Notes due 2030 with principal of $600 million (partial redemption of $210 million).
•	7.8% Notes due 2027 with principal of $300 million (partial redemption of $97 million).
•	7.9% Notes due 2047 with principal of $100 million (partial redemption of $40 million).
•	9.125% Notes due 2021 with principal of $150 million (partial redemption of $27 million).
•	8.20% Notes due 2025 with principal of $150 million (partial redemption of $16 million).
•	7.65% Notes due 2023 with principal of $88 million (partial redemption of $10 million).

We incurred premiums above book value to redeem or repurchase these debt instruments of $206 million.

We have accelerated our debt target of $15 billion from year-end 2019 to year-end 2018. We may redeem debt instruments or purchase debt instruments in the open market or otherwise, as we seek to achieve this target. Any such redemptions or purchases would be subject to market conditions and other factors, and may be conducted or discontinued at any time without prior notice. For more information on debt, see Note 10—Debt, in the Notes to Consolidated Financial Statements.

On February 1, 2018, we announced an increase in the quarterly dividend to $0.285 per share, compared with the previous quarterly dividend of $0.265 per share. The dividend was paid on March 1, 2018, to stockholders of record at the close of business on February 12, 2018.

On November 10, 2016, we announced plans to purchase up to $3 billion of our common stock through 2019. On March 29, 2017, we announced plans to double our share repurchase program to $6 billion of common stock through 2019, with $3 billion allocated and purchased in 2017, and the remainder allocated evenly to 2018 and 2019. On February 1, 2018, we announced the acceleration of our previously stated 2018 share repurchases from $1.5 billion to $2.0 billion, with the remaining balance to be repurchased in 2019. In addition to the $6 billion approved share repurchase program above, we are currently planning to repurchase up to an additional $1.5 billion of our common stock through 2020. Whether we undertake these additional repurchases is ultimately subject to numerous considerations, including Board authorization, market conditions and other factors. See the “Our ability to declare and pay dividends and repurchase shares is subject to certain considerations” section in Risk Factors on pages 20–21 of our 2017 Annual Report on Form 10-K.

Since our share repurchase program began in November 2016, we have repurchased 75 million shares at a cost of $3.6 billion through March 31, 2018.

Capital Expenditures

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Alaska	$263	228
Lower 48	751	343
Canada	173	62
Europe and North Africa	216	200
Asia Pacific and Middle East	99	109
Other International	1	5
Corporate and Other	32	19

Capital expenditures and investments	$1,535	966

During the first quarter of 2018, capital expenditures and investments supported key exploration and development programs, primarily:

•	Development and appraisal activities in the Lower 48, including Eagle Ford, Bakken, and the Permian Basin.
•	Activities in Alaska related to exploration, appraisal and development in the Western North Slope; development activities in Greater Kuparuk Area and the Greater Prudhoe Area.
•	Development activities in Europe, including the Greater Ekofisk Area, Clair Ridge and Aasta Hansteen.
•	Leasehold acquisition, optimization of oil sands development and appraisal activities in liquids-rich plays in Canada.
•	Continued development in Malaysia, Indonesia, China and Australia.

Our current capital budget outlook for 2018 is $5.5 billion, including $3.5 billion of sustaining capital and $2 billion in accretive, short-cycle unconventional programs, future major projects and exploration activities. This guidance excludes acquisition investment for the previously announced $0.4 billion bolt-on transaction in Alaska and the $0.1 billion acquisition of additional acreage in the Montney in Canada.

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

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes. For information on other contingencies, see Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

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

Environmental

We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 61–63 of our 2017 Annual Report on Form 10-K.

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of March 31, 2018, there were 14 sites around the United States in which we were identified as a potentially responsible party under CERCLA and comparable state laws.

At March 31, 2018, our balance sheet included a total environmental accrual of $173 million, compared with $180 million at December 31, 2017, for remediation activities in the United States and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

For other examples of legislation or precursors for possible regulation and factors on which the ultimate impact on our financial performance will depend, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 63–64 of our 2017 Annual Report on Form 10-K.

In 2017 and early 2018, cities and/or counties in California and New York have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. ConocoPhillips is vigorously defending against these lawsuits.

NEW ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, “Leases” (ASU No. 2016-02), which establishes comprehensive accounting and financial reporting requirements for leasing arrangements. This ASU supersedes the existing requirements in FASB Accounting Standards Codification (ASC) Topic 840, “Leases,” and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet. The provisions of ASU No. 2016-02 also modify the definition of a lease and outline requirements for recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. The ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption of the standard is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. In January 2018, ASU No. 2016-02 was amended by the provisions of ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842.” We plan to adopt ASU No. 2016-02, as amended, effective January 1, 2019, and continue to evaluate the ASU to determine the impact of adoption on our consolidated financial statements and disclosures, accounting policies and systems, business processes, and internal controls. We are currently implementing a third-party lease accounting software solution to facilitate the ongoing accounting and financial reporting requirements of the ASU. We also continue to monitor proposals issued by the FASB to clarify the ASU and certain industry implementation issues. While our evaluation of ASU No. 2016-02 and related implementation activities are ongoing, we expect the adoption of the ASU to have a material impact on our consolidated financial statements and disclosures. For additional information, see Note 23—New Accounting Standards, in the Notes to Consolidated Financial Statements.

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

Information about market risks for the three months ended March 31, 2018, does not differ materially from that discussed under Item 7A in our 2017 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2018, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President, Finance, Commercial and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the

Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance, Commercial and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively as of March 31, 2018.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the first quarter of 2018 and any material developments with respect to matters previously reported in ConocoPhillips’ 2017 Annual Report on Form 10-K. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were to be decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to U.S. Securities and Exchange Commission regulations.

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

Matters Previously Reported—Phillips 66

In October 2016, after Phillips 66 received a Notice of Intent to Sue from the Sierra Club, Phillips 66 entered into a voluntary settlement with the Illinois Environmental Protection Agency for alleged violations of wastewater requirements at the Wood River Refinery. The settlement involves certain capital projects and payment of $125,000. After the settlement was filed with the Court for final approval, the Sierra Club sought and was granted approval to intervene in the case. The settlement and a first modification were entered by the Court, but the Sierra Club still sought to reopen and challenge the settlement. On February 9, 2018, the Court denied the Sierra Club’s motion to reopen the settlement. The Sierra Club did not appeal the Court’s denial and the matter is now resolved.

New Matters—ConocoPhillips

On March 22, 2018, an investigator with the Alberta Energy Regulator issued to ConocoPhillips Canada a preliminary notice recommending that the regulator issue an administrative penalty of $180,000 CAD in connection with an estimated 2,400 barrel condensate release discovered on June 9, 2016. The release was from a transmission pipeline leading from the ConocoPhillips Resthaven gas plant located south of Grande Cache, Alberta. Subject to a review meeting, a formal penalty is expected to be issued in the second quarter of 2018.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2017 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 1-31, 2018	2,842,699	$58.56	2,842,699	$2,708
February 1-28, 2018	2,845,268	55.69	2,845,268	2,549
March 1-31, 2018	3,172,871	55.20	3,172,871	2,374

Total	8,860,838	$56.43	8,860,838	$2,374

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

In addition to our previously announced share repurchase program above, we are currently planning to purchase up to an additional $1.5 billion of our common stock through 2020. Whether we undertake these additional repurchases is ultimately subject to numerous considerations, including Board authorization, market conditions and other factors. See the “Our ability to declare and pay dividends and repurchase shares is subject to certain considerations” section in Risk Factors on pages 20–21 of our 2017 Annual Report on Form 10-K.

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

May 1, 2018