Form 10-Q/A
period 2018-06-30
CONOCOPHILLIPS
filed 2018-08-01
CIK 1163165

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to ConocoPhillips’ Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, originally filed with the Securities and Exchange Commission on July 31, 2018, is to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (XBRL) data is being resubmitted.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original filing of the Form 10-Q.

Item 6. EXHIBITS

10.1†	Eighth Amendment to Retirement Plan (as amended and restated effective January 1, 2016).

12†	Computation of Ratio of Earnings to Fixed Charges.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32†	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

† Previously filed as an exhibit to the Form 10-Q.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Glenda M. Schwarz
Glenda M. Schwarz Vice President and Controller (Chief Accounting and Duly Authorized Officer)

July 31, 2018

3