Form 10-Q
period 2018-09-30
CONOCOPHILLIPS
filed 2018-10-30
CIK 1163165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 1,151,241,888 shares of common stock, $.01 par value, outstanding at September 30, 2018.

CONOCOPHILLIPS

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017*	2018	2017*

Revenues and Other Income
Sales and other operating revenues	$9,449	6,688	26,751	20,987
Equity in earnings of affiliates	294	196	767	574
Gain on dispositions	113	246	175	2,144
Other income	309	65	673	143

Total Revenues and Other Income	10,165	7,195	28,366	23,848

Costs and Expenses
Purchased commodities	3,530	2,926	10,308	9,040
Production and operating expenses	1,367	1,222	3,851	3,838
Selling, general and administrative expenses	119	110	336	302
Exploration expenses	103	73	267	720
Depreciation, depletion and amortization	1,494	1,608	4,344	5,212
Impairments	44	6	21	6,475
Taxes other than income taxes	312	175	768	604
Accretion on discounted liabilities	89	89	266	276
Interest and debt expense	186	251	547	872
Foreign currency transaction losses	5	5	7	28
Other expenses	10	77	350	421

Total Costs and Expenses	7,259	6,542	21,065	27,788

Income (loss) before income taxes	2,906	653	7,301	(3,940)
Income tax provision (benefit)	1,033	217	2,874	(1,549)

Net income (loss)	1,873	436	4,427	(2,391)
Less: net income attributable to noncontrolling interests	(12)	(16)	(38)	(43)

Net Income (Loss) Attributable to ConocoPhillips	$1,861	420	4,389	(2,434)

Net Income (Loss) Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$1.60	0.35	3.74	(1.98)
Diluted	1.59	0.34	3.72	(1.98)

Dividends Paid Per Share of Common Stock (dollars)	$0.29	0.27	0.86	0.80

Average Common Shares Outstanding (in thousands)
Basic	1,163,033	1,212,454	1,171,673	1,230,742
Diluted	1,172,694	1,215,341	1,180,774	1,230,742

*Certain amounts have been reclassified to conform to the current-period presentation resulting from the adoption of ASU No. 2017-07. See Note 2—Changes in Accounting Principles, for additional information.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Net Income (Loss)	$1,873	436	4,427	(2,391)
Other comprehensive income
Defined benefit plans
Reclassification adjustment for amortization of prior service credit included in net income (loss)	(10)	(9)	(30)	(28)
Net actuarial gain (loss) arising during the period	187	13	145	(26)
Reclassification adjustment for amortization of net actuarial losses included in net income (loss)	33	49	228	205
Nonsponsored plans*	—	—	(1)	—
Income taxes on defined benefit plans	(74)	(18)	(102)	(52)

Defined benefit plans, net of tax	136	35	240	99

Unrealized holding gain on securities	—	551	—	127
Income taxes on unrealized holding gain on securities	—	(45)	—	(45)

Unrealized holding gain on securities, net of tax**	—	506	—	82

Foreign currency translation adjustments	59	509	(222)	720

Foreign currency translation adjustments, net of tax	59	509	(222)	720

Other Comprehensive Income, Net of Tax	195	1,050	18	901

Comprehensive Income (Loss)	2,068	1,486	4,445	(1,490)
Less: comprehensive income attributable to noncontrolling interests	(12)	(16)	(38)	(43)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$2,056	1,470	4,407	(1,533)

*Plans for which ConocoPhillips is not the primary obligor, primarily those administered by equity affiliates.

**See Note 2—Changes in Accounting Principles and Note 16—Accumulated Other Comprehensive Loss for additional information relating to the adoption of ASU No. 2016-01.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	September 30	December 31
	2018	2017

Assets
Cash and cash equivalents	$3,716	6,325
Short-term investments	875	1,873
Accounts and notes receivable (net of allowance of $11 million in 2018 and $4 million in 2017)	4,319	4,179
Accounts and notes receivable—related parties	180	141
Investment in Cenovus Energy	2,086	1,899
Inventories	1,239	1,060
Prepaid expenses and other current assets	2,308	1,035

Total Current Assets	14,723	16,512
Investments and long-term receivables	9,553	9,599
Loans and advances—related parties	335	461
Net properties, plants and equipment (net of accumulated depreciation, depletion and amortization of $66,664 million in 2018 and $64,748 million in 2017)	44,736	45,683
Other assets	1,209	1,107

Total Assets	$70,556	73,362

Liabilities
Accounts payable	$3,887	4,009
Accounts payable—related parties	31	21
Short-term debt	95	2,575
Accrued income and other taxes	1,582	1,038
Employee benefit obligations	626	725
Other accruals	1,180	1,029

Total Current Liabilities	7,401	9,397
Long-term debt	14,902	17,128
Asset retirement obligations and accrued environmental costs	7,554	7,631
Deferred income taxes	5,535	5,282
Employee benefit obligations	1,755	1,854
Other liabilities and deferred credits	1,330	1,269

Total Liabilities	38,477	42,561

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2018—1,790,924,215 shares; 2017—1,785,419,175 shares)
Par value	18	18
Capital in excess of par	46,858	46,622
Treasury stock (at cost: 2018—639,682,327 shares; 2017—608,312,034 shares)	(41,979)	(39,906)
Accumulated other comprehensive loss	(5,442)	(5,518)
Retained earnings	32,495	29,391

Total Common Stockholders’ Equity	31,950	30,607
Noncontrolling interests	129	194

Total Equity	32,079	30,801

Total Liabilities and Equity	$70,556	73,362

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Nine Months Ended September 30
	2018	2017

Cash Flows From Operating Activities
Net income (loss)	$4,427	(2,391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	4,344	5,212
Impairments	21	6,475
Dry hole costs and leasehold impairments	64	435
Accretion on discounted liabilities	266	276
Deferred taxes	398	(2,770)
Undistributed equity earnings	(11)	(193)
Gain on dispositions	(175)	(2,144)
Other	(223)	(367)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(147)	65
Increase in inventories	(165)	(15)
Increase in prepaid expenses and other current assets	(51)	(12)
Decrease in accounts payable	(43)	(212)
Increase in taxes and other accruals	446	237

Net Cash Provided by Operating Activities	9,151	4,596

Cash Flows From Investing Activities
Capital expenditures and investments	(5,133)	(3,074)
Working capital changes associated with investing activities	(57)	(18)
Proceeds from asset dispositions	394	13,740
Net sales (purchases) of short-term investments	996	(2,583)
Collection of advances/loans—related parties	119	115
Other	16	51

Net Cash Provided by (Used in) Investing Activities	(3,665)	8,231

Cash Flows From Financing Activities
Repayment of debt	(4,970)	(6,594)
Issuance of company common stock	121	(65)
Repurchase of company common stock	(2,073)	(2,045)
Dividends paid	(1,009)	(986)
Other	(111)	(80)

Net Cash Used in Financing Activities	(8,042)	(9,770)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(40)	244

Net Change in Cash, Cash Equivalents and Restricted Cash	(2,596)	3,301
Cash, cash equivalents and restricted cash at beginning of period	6,536 *	3,610

Cash, Cash Equivalents and Restricted Cash at End of Period	$3,940	6,911

*Restated to include $211 million of restricted cash at January 1, 2018. See Note 2—Changes in Accounting Principles for additional information relating to the adoption of ASU No. 2016-18. Restricted cash totaling $224 million is included in the “Other assets” line of our Consolidated Balance Sheet as of September 30, 2018.

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

The effect of the retrospective presentation change related to the net periodic benefit cost of our defined benefit pension and other postretirement employee benefits plans on our consolidated income statement was as follows:

	Millions of Dollars
	Previously Reported	Effect of Change Higher/(Lower)	As Revised

Three Months Ended September 30, 2017
Production and operating expenses	$1,224	(2)	1,222
Selling, general and administrative expenses	132	(22)	110
Exploration expenses	75	(2)	73
Other expenses	51	26	77

Nine Months Ended September 30, 2017
Production and operating expenses	$3,849	(11)	3,838
Selling, general and administrative expenses	423	(121)	302
Exploration expenses	724	(4)	720
Other expenses	285	136	421

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

As of September 30, 2018, we have not provided any financial support to APLNG other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of APLNG. See Note 6—Investments, Loans and Long-Term Receivables, and Note 12—Guarantees, for additional information.

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

At September 30, 2018, the carrying value of our equity method investment in MWCC was $132 million. We have not provided any financial support to MWCC other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of MWCC.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	September 30 2018	December 31 2017

Crude oil and natural gas	$673	512
Materials and supplies	566	548

	$1,239	1,060

Inventories valued on the last-in, first-out (LIFO) basis totaled $283 million and $341 million at September 30, 2018 and December 31, 2017, respectively. The estimated excess of current replacement cost over LIFO cost of inventories was $100 million and $124 million at September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, crude oil and natural gas inventory includes $139 million of inventory received as part of a settlement agreement reached with Petróleos de Venezuela, S.A. (PDVSA) under an International Chamber of Commerce arbitration award. As of the end of October 2018, substantially all of the inventory recognized during the third quarter related to this settlement has been sold. For information about the settlement, see Note 13—Contingencies and Commitments.

Note 5—Assets Held for Sale, Dispositions, Acquisitions and Other Planned Transactions

Assets Held for Sale and Other Planned Acquisitions

In the second quarter of 2017, we signed a definitive agreement to sell our interests in the Barnett, and the assets met the asset held for sale criteria. As of September 30, 2017, we had recorded before-tax impairments of $568 million to reduce our carrying value of these assets to fair value. The agreement was terminated in the fourth quarter of 2017, and we continued to market the asset in 2018. In the first quarter of 2018, we recorded a before-tax impairment of $44 million to reduce the net carrying value to fair value of $250 million based on information gathered during marketing efforts. Marketing efforts ceased in April 2018, and the assets were reclassified as held for use in the second quarter of 2018. In the third quarter of 2018, we signed a definitive agreement to sell our interest in the Barnett to Lime Rock Resources for approximately $230 million, subject to customary adjustments. The transaction is expected to close by year-end 2018. In the third quarter of 2018, we recorded a before-tax impairment of $43 million to reduce the carrying value to fair value less costs to sell. As of September 30, 2018, our Barnett asset had a net carrying value of $201 million and was considered held for sale resulting in the reclassification of $250 million of PP&E to “Prepaid expenses and other current assets” and $49 million of noncurrent liabilities, primarily ARO, to “Other accruals” on our consolidated balance sheet. The before-tax loss associated with our interests in the Barnett, including the impairments noted above, was $59 million and $575 million for the nine-month periods of 2018 and 2017, respectively. The Barnett results of operations are reported in our Lower 48 segment.

In July 2018, we entered into an agreement to sell a ConocoPhillips subsidiary to BP. The subsidiary will hold a 16.5 percent interest in the BP-operated Clair Field in the United Kingdom and we will retain a 7.5 percent interest in the field. At the same time, we entered into an agreement with BP to acquire their 39.2 percent nonoperated interest in the Greater Kuparuk Area in Alaska, including their 38 percent interest in the Kuparuk Transportation Company (Kuparuk Assets). Both transactions are subject to regulatory approvals and are expected to close simultaneously in late 2018. Excluding customary adjustments, the transactions are expected to be cash neutral. Depending on the timing of regulatory approvals, we anticipate recognizing a noncash gain between $0.5 billion to $1.0 billion on completion of the sale of the ConocoPhillips subsidiary holding 16.5 percent of the Clair Field, after customary adjustments and foreign exchange impacts. As of September 30, 2018, our 16.5 percent interest in the Clair Field had a net carrying value of approximately $945 million consisting primarily of $1.552 billion of PP&E, $544 million of deferred tax liabilities, and $63 million of ARO. As of September 30, 2018, our 16.5 percent interest in the Clair Field was considered held for sale resulting in the reclassification of the $1.552 billion of PP&E to “Prepaid expenses and other current assets” and $63 million of ARO to “Other accruals” on our consolidated balance sheet. The before-tax earnings associated with our 16.5 percent interest in the Clair Field was $13 million and $1 million for the nine months ended September 30, 2018 and 2017, respectively. Results of operations for our interest in the Clair Field are reported within our Europe and North Africa segment and the Kuparuk Assets are included in our Alaska segment.

Asset Dispositions

In the first quarter of 2018, we completed the sale of certain properties in the Lower 48 segment for net proceeds of $112 million. No gain or loss was recognized on the sale. In the second quarter of 2018, we completed the sale of a package of largely undeveloped acreage in the Lower 48 segment for net proceeds of $105 million. No gain or loss was recognized on the sale. In September 2018, we completed a noncash exchange of undeveloped acreage in the Lower 48 segment. The transaction was recorded at fair value resulting in the recognition of a $56 million before-tax gain which is reflected as “Gain on dispositions” in our consolidated income statement. In the first nine months of 2018, we completed several other dispositions.

In the second quarter of 2017, we completed the sale of our 50 percent nonoperated interest in the Foster Creek Christina Lake (FCCL) Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Consideration for the transaction included a five-year uncapped contingent payment. The contingent payment, calculated on a quarterly basis, is $6 million Canadian dollars (CAD) for every $1 CAD by which the Western Canada Select quarterly average crude price exceeds $52 CAD per barrel. Contingent payments received during the five-year period will be reflected as “Gain on dispositions” in our consolidated income statement. In 2018, we recorded gains on dispositions for these contingent payments of $50 million in the second quarter and $45 million in the third quarter.

In the third quarter of 2017, we completed the sale of our interests in the San Juan Basin to an affiliate of Hilcorp Energy Company for $2.5 billion in cash after customary adjustments and recognized a loss on disposition of $22 million. The transaction includes a contingent payment of up to $300 million. The six-year contingent payment is effective beginning January 1, 2018, and is due annually for the periods in which the monthly U.S. Henry Hub price is at or above $3.20 per million British thermal units. The San Juan Basin results of operations were reported within our Lower 48 segment.

Acquisition

In the second quarter of 2018, we obtained regulatory approvals for the agreement with Anadarko Petroleum Corporation to acquire its 22 percent nonoperated interest in the Western North Slope of Alaska, as well as its interest in the Alpine Pipeline.    The transaction was completed in May 2018 for $386 million, after customary adjustments. These assets are included in our Alaska segment.

Other Planned Disposition

On October 1, 2018, we entered into an agreement to sell our 30 percent interest in Greater Sunrise Fields to the government of Timor-Leste for $350 million, subject to customary adjustments. The transaction is conditional on the funding approval from the Timor-Leste Council of Ministers and National Parliament, as well as regulatory approvals and partner pre-emption rights. We expect it to close in early 2019. These assets are included in our Asia Pacific and Middle East segment.

Note 6—Investments, Loans and Long-Term Receivables

APLNG

APLNG’s $8.5 billion project finance facility consists of financing agreements executed by APLNG with the Export-Import Bank of the United States for approximately $2.9 billion, the Export-Import Bank of China for approximately $2.7 billion, and a syndicate of Australian and international commercial banks for approximately $2.9 billion. All amounts have been drawn from the facility. APLNG made its first principal and interest payment in March 2017 and will continue to make bi-annual payments until March 2029. APLNG made a voluntary repayment of $1.4 billion to the Export-Import Bank of China in September 2018. At the same time, APLNG was successful in obtaining a United States Private Placement (USPP) bond facility of $1.4 billion. Interest payments will commence in March 2019 and principal payments in September 2023, with bi-annual payments due on the facility until September 2030. At September 30, 2018, a balance of $7.2 billion was outstanding on the facilities. See Note 12—Guarantees, for additional information.

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

At September 30, 2018, the carrying value of our equity method investment in APLNG was $7,676 million. The balance is included in the “Investments and long-term receivables” line on our consolidated balance sheet.

Distributions from APLNG commenced in April 2018.

FCCL

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets, to Cenovus Energy. For additional information on the Canada disposition and our investment in Cenovus Energy, see Note 5—Assets Held for Sale, Dispositions, Acquisitions and Other Planned Transactions and Note 7—Investment in Cenovus Energy.

Loans and Long-Term Receivables

As part of our normal ongoing business operations, and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. At September 30, 2018, significant loans to affiliated companies included $461 million in project financing to Qatar Liquefied Gas Company Limited (3) (QG3).

On our consolidated balance sheet, the long-term portion of these loans is included in the “Loans and advances—related parties” line, while the short-term portion is in the “Accounts and notes receivable—related parties” line.

Note 7-–Investment in Cenovus Energy

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets, to Cenovus Energy. Consideration for the transaction included 208 million Cenovus Energy common shares, which approximated 16.9 percent of issued and outstanding Cenovus Energy common stock at closing. See Note 5—Assets Held for Sale, Dispositions, Acquisitions and Other Planned Transactions for additional information on the Canada disposition. At closing of the sale, the fair value and cost basis of our investment in 208 million Cenovus Energy common shares was $1.96 billion based on a price of $9.41 per share on the New York Stock Exchange.

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

Our investment is carried at fair value of $2.09 billion as of September 30, 2018, reflecting the closing price of Cenovus Energy shares on the New York Stock Exchange of $10.03 per share, an increase from its fair value of $1.90 billion at year-end 2017. For the three- and nine-month periods ended September 30, 2018, we recorded a before-tax unrealized loss of $73 million and a before-tax unrealized gain of $187 million, respectively, related to the shares held at the reporting date. See Note 15—Fair Value Measurement, for additional information. Subject to market conditions, we intend to decrease our investment over time through market transactions, private agreements or otherwise.

Note 8—Suspended Wells

The capitalized cost of suspended wells at September 30, 2018, was $986 million, an increase of $133 million from $853 million at year-end 2017. Three suspended wells totaling $7 million were charged to dry hole expense during the first nine months of 2018 relating to exploratory well costs capitalized for a period greater than one year as of December 31, 2017.

Note 9—Impairments

During the three- and nine-month periods ended September 30, 2018 and 2017, we recognized before-tax impairment charges within the following segments:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Alaska	$—	1	—	178
Lower 48	44	3	55	3,888
Canada	—	—	—	18
Europe and North Africa	—	2	(48)	7
Asia Pacific and Middle East	—	—	14	2,384

	$44	6	21	6,475

In the three-month period ended September 30, 2018, impairments in our Lower 48 segment were primarily related to developed properties in our Barnett asset which were written down to fair value less costs to sell.

In the nine-month period ended September 30, 2018, our Lower 48 segment included before-tax impairments of $55 million, primarily related to developed properties in our Barnett asset which were written down to fair value less costs to sell, partly offset by a revision to reflect finalized proceeds on a separate transaction. In our Europe and North Africa segment, we recorded a credit to impairment of $49 million, primarily due to decreased ARO estimates on a certain field in the United Kingdom that has ceased production and was impaired in a prior year.

For additional information related to the status of our Barnett asset, see Note 5—Assets Held for Sale, Dispositions, Acquisitions and Other Planned Transactions.

In the nine-month period ended September 30, 2017, our Lower 48 segment included before-tax impairments of $3.3 billion for our interests in the San Juan Basin and $0.6 billion for our interests in the Barnett asset, which were written down to fair value less costs to sell. See the “APLNG” section of Note 6—Investments, Loans and Long-Term Receivables, for information on the impairment of our APLNG investment included within the Asia Pacific and Middle East segment. Additionally, our Alaska segment included an impairment of $174 million for the associated carrying value of our small interest in the Point Thomson Unit.

The charge discussed below is included in the “Exploration expenses” line on our consolidated income statement and is not reflected in the table above.

In the nine-month period ended September 30, 2017, we recorded a before-tax impairment of $51 million in our Lower 48 segment for the associated carrying value of capitalized undeveloped leasehold costs of Shenandoah in deepwater Gulf of Mexico following the suspension of appraisal activity by the operator.

Note 10—Debt

In May 2018, we refinanced our revolving credit facility from a total aggregate principal amount of $6.75 billion to $6.0 billion with a new expiration date of May 2023. Our revolving credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or any of its consolidated subsidiaries.

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

The revolving credit facility supports the ConocoPhillips Company $6.0 billion commercial paper program which is primarily a funding source for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. We had no commercial paper outstanding in programs in place at September 30, 2018 or December 31, 2017. We had no direct outstanding borrowings or letters of credit under the revolving credit facility at September 30, 2018 and December 31, 2017. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.0 billion in borrowing capacity under our revolving credit facility at September 30, 2018.

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

At September 30, 2018, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. The VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

Note 11—Noncontrolling Interests

Activity attributable to common stockholders’ equity and noncontrolling interests for the first nine months of 2018 and 2017 was as follows:

	Millions of Dollars
	2018			2017
	Common Stockholders’ Equity	Non- Controlling Interest	Total Equity	Common Stockholders’ Equity	Non- Controlling Interest	Total Equity

Balance at January 1	$30,607	194	30,801	34,974	252	35,226
Net income (loss)	4,389	38	4,427	(2,434)	43	(2,391)
Dividends	(1,009)	—	(1,009)	(986)	—	(986)
Repurchase of company common stock	(2,073)	—	(2,073)	(2,045)	—	(2,045)
Distributions to noncontrolling interests	—	(105)	(105)	—	(84)	(84)
Changes in Accounting Principles*	(220)	—	(220)
Other changes, net**	256	2	258	991	1	992

Balance at September 30	$31,950	129	32,079	30,500	212	30,712

*See Note 2—Changes in Accounting Principles for additional information related to ASC Topic 606.

**Includes components of other comprehensive income, which are disclosed separately in our Consolidated Statement of Comprehensive Income.

Note 12—Guarantees

At September 30, 2018, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

APLNG Guarantees

At September 30, 2018, we had outstanding multiple guarantees in connection with our 37.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing September 2018 exchange rates:

•

During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee is 12 years. Our maximum exposure under this guarantee is approximately $170 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At September 30, 2018, the carrying value of this guarantee was approximately $14 million. For additional information, see Note 6—Investments, Loans and Long-Term Receivables.

•

In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy in October 2008, we agreed to reimburse Origin Energy for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of up to 24 years. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $940 million ($1.58 billion in the event of intentional or reckless breach), and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.

•

We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of up to 27 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $140 million and would become payable if APLNG does not perform.

Other Guarantees

We have other guarantees with maximum future potential payment amounts totaling approximately $780 million, which consist primarily of guarantees of the residual value of leased office buildings, guarantees of the residual value of leased corporate aircraft, and a guarantee for our portion of a joint venture’s project finance reserve accounts. These guarantees have remaining terms of up to four years and would become payable if, upon sale, certain asset values are lower than guaranteed amounts, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties.

Indemnifications

Over the years, we have entered into agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes, environmental liabilities, employee claims and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at September 30, 2018, was approximately $100 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount at September 30, 2018, were approximately $40 million of environmental accruals for known contamination that are included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

In 2012, we completed the separation of our downstream business, creating two independent energy companies: ConocoPhillips and Phillips 66. On March 1, 2015, a supplier to one of the refineries included in Phillips 66 as part of the separation of our downstream businesses formally registered Phillips 66 as a party to the supply agreement, thereby triggering a guarantee we provided at the time of separation. As of December 31, 2017, the carrying value of this guarantee was $98 million. Because Phillips 66 has indemnified us for losses incurred under this guarantee, we also recorded an indemnification asset from Phillips 66 of $98 million. During the third quarter of 2018, a termination agreement between the supplier and Phillips 66 was executed, releasing all parties from their respective obligations under the supply agreement. Since all obligations under the supply agreement were satisfied and discharged, the guarantee was terminated. As of September 30, 2018, the carrying value of this guarantee and the associated indemnification asset were removed.

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

At September 30, 2018, our balance sheet included a total environmental accrual of $170 million, compared with $180 million at December 31, 2017, for remediation activities in the United States and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at September 30, 2018, we had performance obligations secured by letters of credit of $275 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.

In 2007, ConocoPhillips was unable to reach agreement with respect to the empresa mixta structure mandated by the Venezuelan government’s Nationalization Decree. As a result, Venezuela’s national oil company, PDVSA, or its affiliates, directly assumed control over ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures and the offshore Corocoro development project. In response to this expropriation, ConocoPhillips initiated international arbitration on November 2, 2007, with the World Bank’s International Centre for Settlement of Investment Disputes (ICSID). On September 3, 2013, an ICSID arbitration tribunal held that Venezuela unlawfully expropriated ConocoPhillips’ significant oil investments in June 2007. On January 17, 2017, the Tribunal reconfirmed the decision that the expropriation was unlawful. A separate arbitration phase is currently proceeding to determine the damages owed to ConocoPhillips for Venezuela’s actions.

In 2014, ConocoPhillips filed a separate and independent arbitration under the rules of the International Chamber of Commerce (ICC) against PDVSA under the contracts that had established the Petrozuata and Hamaca projects. The ICC Tribunal issued an award in April 2018, finding that PDVSA owed ConocoPhillips approximately $2 billion under their agreements in connection with the expropriation of the projects and other pre-expropriation fiscal measures. In August 2018, ConocoPhillips entered into a settlement with PDVSA to recover the full amount of this ICC award, plus interest through the payment period, including initial payments totaling approximately $500 million within a period of 90 days from the time of signing of the settlement agreement. The balance of the settlement is to be paid quarterly over a period of four and a half years. PDVSA also recognized the ICC award as a judgment in various jurisdictions. During the third quarter of 2018, we collected from PDVSA under the settlement and recognized in other income $345 million consisting of $242 million in commodity inventory and $103 million in cash. The remainder of the initial payments is due in the fourth quarter of 2018. As of the end of October 2018, substantially all of the inventory recognized during the quarter has been sold. Per the settlement, ConocoPhillips agreed to suspend its legal enforcement actions of the ICC award, including in the Dutch Caribbean. ConocoPhillips has ensured that the settlement meets all appropriate U.S. regulatory requirements, including any applicable sanctions imposed by the U.S. against Venezuela.

In 2016, ConocoPhillips filed a separate and independent arbitration under the rules of the ICC against PDVSA under the contracts that had established the Corocoro project. This ICC arbitration is currently in progress.

In February 2017, an ICSID tribunal unanimously awarded Burlington Resources, Inc., a wholly owned subsidiary of ConocoPhillips, $380 million for Ecuador’s unlawful expropriation of Burlington’s investment in Blocks 7 and 21, in breach of the U.S.-Ecuador Bilateral Investment Treaty. The tribunal also issued a separate decision finding Ecuador to be entitled to $42 million for environmental and infrastructure counterclaims. In December 2017, Burlington and Ecuador entered into a settlement agreement by which Ecuador paid Burlington $337 million in two installments. The first installment of $75 million was paid in December 2017, and the second installment of $262 million was paid in April 2018. The settlement included an offset for the counterclaims decision, of which Burlington is entitled to a $24 million contribution from Perenco Ecuador Limited, its co-venturer and consortium operator, pursuant to a joint and several liability provision in the joint operating agreement (JOA). Ecuador’s environmental and infrastructure counterclaims against Perenco remain pending in a separate ICSID arbitration between Perenco and Ecuador, and Burlington may owe Perenco contribution under the JOA for damages found by this tribunal.

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

In 2017 and 2018, cities, counties, and/or state governments in California, New York, Washington, Rhode Island and Maryland have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. ConocoPhillips is vigorously defending against these lawsuits. The lawsuits brought by the Cities of San Francisco, Oakland and New York have been dismissed by the district courts and appeals are pending.

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

The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	September 30 2018	December 31 2017

Assets
Prepaid expenses and other current assets	$259	275
Other assets	42	36
Liabilities
Other accruals	278	282
Other liabilities and deferred credits	37	28

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Sales and other operating revenues	$(29)	17	(6)	120
Other income	3	(1)	12	(1)
Purchased commodities	18	(19)	15	(88)

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)
	September 30 2018	December 31 2017

Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(19)	(29)
Basis	5	12

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

The following table presents the gross fair values of our foreign currency exchange derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	September 30 2018	December 31 2017

Assets
Prepaid expenses and other current assets	$18	1
Other assets	—	6
Liabilities
Other accruals	7	—
Other liabilities and deferred credits	—	15

In December 2017, we entered into foreign exchange zero cost collars buying the right to sell $1.25 billion CAD at $0.707 CAD and selling the right to buy $1.25 billion CAD at $0.842 CAD against the U.S. dollar.

The (gains) losses from foreign currency exchange derivatives incurred, and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Foreign currency transaction (gains) losses	$(2)	(1)	(5)	2

We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions Notional Currency
	September 30 2018		December 31 2017

Foreign Currency Exchange Derivatives
Sell U.S. dollar, buy other currencies*	USD	1,258	—
Sell British pound, buy euro	GBP	23	1
Sell Canadian dollar, buy U.S. dollar	CAD	1,230	1,225

    *Primarily British pound.

Financial Instruments

We invest excess cash in financial instruments with maturities based on our cash forecasts for the various currency pools we manage. The maturities of these investments may from time to time extend beyond 90 days. The types of financial instruments we currently invest in include:

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

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	September 30	December 31	September 30	December 31
	2018	2017	2018	2017

Cash	$511	948
Time deposits
Remaining maturities from 1 to 90 days	2,966	5,004	104	821
Commercial paper
Remaining maturities from 1 to 90 days	239	373	771	978
Remaining maturities from 91 to 180 days	—	—	—	74

	$3,716	6,325	875	1,873

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

The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position on September 30, 2018 and December 31, 2017, was $44 million and $55 million, respectively. For these instruments, no collateral was posted as of September 30, 2018 or December 31, 2017. If our credit rating had been downgraded below investment grade on September 30, 2018, we would be required to post $44 million of additional collateral, either with cash or letters of credit.

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

The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Investment in Cenovus Energy	$2,086	—	—	2,086	1,899	—	—	1,899
Commodity derivatives	186	97	18	301	175	106	30	311

Total assets	$2,272	97	18	2,387	2,074	106	30	2,210

Liabilities
Commodity derivatives	$176	103	36	315	158	111	41	310

Total liabilities	$176	103	36	315	158	111	41	310

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Setoff	Net Amounts

September 30, 2018
Assets	$301	206	95	—	7	88
Liabilities	315	206	109	2	3	104

December 31, 2017
Assets	$311	186	125	—	4	121
Liabilities	310	186	124	7	5	112

At September 30, 2018 and December 31, 2017, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement

The following table summarizes the fair value hierarchy by major category and date of remeasurement for assets accounted for at fair value on a non-recurring basis:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value	Level 1 Inputs	Level 3 Inputs	Before- Tax Loss

Net PP&E (held for sale)
March 31, 2018	$250	—	250	44
September 30, 2018	$201	201	—	43

During the first and third quarters of 2018, certain net PP&E held for sale was written down to fair value, less costs to sell. In the third quarter, fair value was determined by its negotiated selling price. In the first quarter, fair value was estimated using information gathered during marketing efforts. For additional information, see Note 5—Assets Held for Sale, Dispositions, Acquisitions and Other Planned Transactions.

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

The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	September 30	December 31	September 30	December 31
	2018	2017	2018	2017

Financial assets
Investment in Cenovus Energy	$2,086	1,899	2,086	1,899
Commodity derivatives	95	125	95	125
Total loans and advances—related parties	464	586	464	586
Financial liabilities
Total debt, excluding capital leases	14,201	18,929	16,554	22,435
Commodity derivatives	107	117	107	117

Note 16—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of our consolidated balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Net Unrealized Loss on Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)

December 31, 2017	$(400)	(58)	(5,060)	(5,518)
Cumulative effect of adopting ASU No. 2016-01*	—	58	—	58
Other comprehensive income (loss)	240	—	(222)	18

September 30, 2018	$(160)	—	(5,282)	(5,442)

*See Note 2—Changes in Accounting Principles for additional information.

There were no items within accumulated other comprehensive loss related to noncontrolling interests.

The following table summarizes reclassifications out of accumulated other comprehensive loss:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Defined benefit plans	$17	26	155	116

The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $6 million and $14 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $43 million and $61 million for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively. See Note 18—Employee Benefit Plans, for additional information.

Note 17—Cash Flow Information

	Millions of Dollars
	Nine Months Ended September 30
	2018	2017

Cash Payments
Interest	$584	918
Income taxes	1,927	574

Net Sales (Purchases) of Short-Term Investments
Short-term investments purchased	$(1,705)	(4,999)
Short-term investments sold	2,701	2,416

	$996	(2,583)

The following items are included in the “Cash Flows From Operating Activities” section of our consolidated statement of cash flows:

In the second quarter of 2018, we received a settlement payment of $262 million from the Republic of Ecuador. In the third quarter of 2018, we received a settlement payment of $103 million from PDVSA. For more information see Note 13—Contingencies and Commitments.

In the first quarter of 2017, we recognized a $180 million adverse cash impact from the settlement of cross-currency swap transactions.

Note 18—Employee Benefit Plans

Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2018		2017		2018	2017

	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$20	20	21	20	—	—
Interest cost	22	26	29	27	2	3
Expected return on plan assets	(22)	(38)	(32)	(41)	—	—
Amortization of prior service cost (credit)	—	(1)	1	(1)	(9)	(9)
Recognized net actuarial loss (gain)	10	9	17	12	—	(1)
Settlements	14	—	21	—	—	—
Curtailments	—	(1)	—	—	—	—

Net periodic benefit cost	$44	15	57	17	(7)	(7)

Nine Months Ended September 30
Service cost	$63	63	67	59	1	1
Interest cost	76	80	90	78	6	7
Expected return on plan assets	(91)	(118)	(97)	(119)	—	—
Amortization of prior service cost (credit)	—	(4)	3	(4)	(26)	(27)
Recognized net actuarial loss (gain)	41	27	53	36	(1)	(2)
Settlements	161	—	118	—	—	—
Curtailments	—	(1)	—	—	—	—

Net periodic benefit cost	$250	47	234	50	(20)	(21)

The components of net periodic benefit cost, other than the service cost component, are included in the “Other expenses” line item on our consolidated income statement.

During the first nine months of 2018, we contributed $150 million to our domestic benefit plans and $130 million to our international benefit plans. In 2018, we expect to contribute approximately $160 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $160 million to our international qualified and nonqualified pension and postretirement benefit plans.

In June 2018, we purchased a group annuity contract from Prudential and transferred approximately $700 million of future benefit obligations from the U.S. qualified pension plan to Prudential. The purchase of the group annuity contract was funded directly by plan assets of the U.S. qualified pension plan.

We recognized a proportionate share of prior actuarial losses from other comprehensive income as pension settlement expense of $14 million and $161 million during the three- and nine-month periods ended September 30, 2018, respectively. In conjunction with the recognition of pension settlement expense, the fair market values of the U.S. qualified pension plan assets were updated, and the pension benefit obligation of the U.S. qualified pension plan was remeasured as of June 30, 2018. At the measurement date, the net pension liability increased by $42 million as a result of a loss on U.S. qualified pension plan assets, offset by a gain on the projected benefit obligation due primarily to an increase in the discount rate from 3.6 percent to 4.2 percent, resulting in a corresponding decrease to other comprehensive income.

During the three-month period ended September 30, 2018, the fair market value of certain international pension plan assets were updated, and the pension benefit obligations associated with these plans were remeasured. At the measurement date, the net pension liability decreased by $157 million with a corresponding increase to other comprehensive income primarily as a result of an increase in discount rate from 2.55 percent at December 31, 2017, to 2.95 percent at September 30, 2018. The reduction in net pension liability resulted in a balance of $146 million associated with an international qualified plan being reclassified to the “Other assets” line on our consolidated balance sheet.

Severance Accrual

As a result of staff reductions occurring throughout the year, severance accruals of $35 million and $65 million were recorded during the three- and nine-month periods ended September 30, 2018, respectively. The following table summarizes our severance accrual activity for the nine-month period ended September 30, 2018:

Millions of Dollars

Balance at December 31, 2017	$53
Accruals	65
Benefit payments	(38)

Balance at September 30, 2018	$80

Of the remaining balance at September 30, 2018, $55 million is classified as short term.

Note 19—Related Party Transactions

Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

Significant transactions with our equity affiliates were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Operating revenues and other income	$27	24	74	83
Purchases	25	26	74	74
Operating expenses and selling, general and administrative expenses	13	16	44	42
Net interest (income) expense*	(4)	(4)	(11)	(10)

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

The cumulative effect of applying the standard relates solely to certain licensing arrangements where revenue was previously recognized ($61 million in 2011, $146 million in 2015, and $44 million in 2017) based on contractual milestones. Under ASC Topic 606, such revenues are recognized when the customer has the ability to utilize and benefit from its right to use the license. As a result, such historically recognized revenues must be reversed through a cumulative effect adjustment and deferred until such time when the customer has the ability to utilize and benefit from the license. The cumulative effect adjustment relates to contracts that were not substantially completed at the date of implementation.

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

Revenue from Contracts with Customers

The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017*	2018	2017*

Revenue from contracts with customers	$7,546	4,636	20,834	14,428
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	1,897	2,050	5,877	6,631
Financial derivative contracts	6	2	40	(72)

Consolidated sales and other operating revenues	$9,449	6,688	26,751	20,987

*Under the modified retrospective approach, prior period amounts have not been adjusted upon adoption of ASC Topic 606.

Revenues from contracts outside the scope of ASC Topic 606 relate primarily to physical gas contracts at market prices which qualify as derivatives accounted for under ASC Topic 815, “Derivatives and Hedging” and for which we have not elected NPNS. There is no significant difference in contractual terms or the policy for recognition of revenue from these contracts and those within the scope of ASC Topic 606. The following disaggregation of revenues is provided in conjunction with Note 21—Segment Disclosures and Related Information:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017*	2018	2017*

Revenue from Outside the Scope of ASC Topic 606 by Segment
Lower 48	$1,534	1,563	4,547	4,834
Canada	87	161	374	680
Europe and North Africa	276	326	956	1,117

Physical contracts meeting the definition of a derivative	$1,897	2,050	5,877	6,631

*Under the modified retrospective approach, prior period amounts have not been adjusted upon adoption of ASC Topic 606.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017*	2018	2017*

Revenue from Outside the Scope of ASC Topic 606 by Product
Crude oil	$267	171	843	530
Natural gas	1,522	1,811	4,775	5,870
Other	108	68	259	231

Physical contracts meeting the definition of a derivative	$1,897	2,050	5,877	6,631

*Under the modified retrospective approach, prior period amounts have not been adjusted upon adoption of ASC Topic 606.

Receivables and Contract Liabilities

Receivables from Contracts with Customers

At September 30, 2018, the “Accounts and notes receivable” line on our consolidated balance sheet included trade receivables of $3,129 million compared with $2,675 million at December 31, 2017, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared with trade receivables where NPNS has been elected.

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

Millions of Dollars

Contract Liabilities
At January 1, 2018	$251
Contractual payments received*	81
Revenue recognized	(148)

At September 30, 2018	$184

Amounts Recognized in the Consolidated Balance Sheet at September 30, 2018
Current liabilities	$147
Noncurrent liabilities	37

$184

*Includes $14 million and $81 million for the three- and nine-month periods of 2018, respectively.

For the three- and nine-month periods of 2018, we recognized revenue of $73 million and $148 million, respectively, in the “Sales and other operating revenues” line on our consolidated income statement. We expect to recognize the contract liabilities as of September 30, 2018, as revenue between the remainder of 2018 and 2022 as construction is completed.

Prior to the adoption of ASC Topic 606, contractual cash payments received would have been recognized as “Sales and other operating revenues” when received.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017*	2018	2017*

Sales and Other Operating Revenues
Alaska	$1,493	932	4,281	3,010

Lower 48	4,543	3,102	12,347	9,422
Intersegment eliminations	(14)	(2)	(18)	(7)

Lower 48	4,529	3,100	12,329	9,415

Canada	735	699	2,436	2,357
Intersegment eliminations	(308)	(155)	(853)	(330)

Canada	427	544	1,583	2,027

Europe and North Africa	1,574	1,110	4,826	3,564
Asia Pacific and Middle East	1,348	959	3,570	2,877
Corporate and Other	78	43	162	94

Consolidated sales and other operating revenues	$9,449	6,688	26,751	20,987

Sales and Other Operating Revenues by Geographic Location
United States	$6,025	4,038	16,617	12,440
Australia	515	323	1,258	1,050
Canada	427	544	1,583	2,027
China	262	148	616	511
Indonesia	234	191	662	554
Libya**	264	91	802	315
Malaysia	339	297	1,039	768
Norway	734	583	2,112	1,751
United Kingdom	574	437	1,911	1,498
Other foreign countries	75	36	151	73

Worldwide consolidated	$9,449	6,688	26,751	20,987

Sales and Other Operating Revenues by Product
Crude Oil	$5,277	2,947	14,503	9,387
Natural gas	2,503	2,496	7,593	7,949
Natural gas liquids	351	238	847	745
Other***	1,318	1,007	3,808	2,906

Consolidated sales and other operating revenues by product	$9,449	6,688	26,751	20,987

    *Under the modified retrospective approach, prior period amounts have not been adjusted upon adoption of ASC Topic 606.

  **Included in “Other foreign countries” in prior periods.

***Includes LNG and bitumen.

Net Income (Loss) Attributable to ConocoPhillips
Alaska	$427	103	1,369	291
Lower 48	513	(97)	1,231	(2,995)
Canada	34	280	2	2,607
Europe and North Africa	241	85	776	379
Asia Pacific and Middle East	577	396	1,504	(1,540)
Other International	316	(20)	267	(77)
Corporate and Other	(247)	(327)	(760)	(1,099)

Consolidated net income (loss) attributable to ConocoPhillips	$1,861	420	4,389	(2,434)

	Millions of Dollars
	September 30 2018	December 31 2017

Total Assets
Alaska	$12,688	12,108
Lower 48	15,308	14,632
Canada	5,950	6,214
Europe and North Africa	11,895	11,870
Asia Pacific and Middle East	16,611	16,985
Other International	315	97
Corporate and Other	7,789	11,456

Consolidated total assets	$70,556	73,362

Note 22—Income Taxes

Our effective tax rates for the three- and nine-month periods ended September 30, 2018, were 36 percent and 39 percent, respectively, compared with 33 percent and 39 percent for the same periods of 2017. The amounts of U.S. and foreign income (loss) before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes were:

	Millions of Dollars				Percent of Pre-Tax Income (Loss)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30

	2018	2017	2018	2017	2018	2017	2018	2017

Income (loss) before income taxes
United States	$893	(197)	2,799	(5,259)	30.7%	(30.2)	38.3	133.5
Foreign	2,013	850	4,502	1,319	69.3	130.2	61.7	(33.5)

	$2,906	653	7,301	(3,940)	100.0%	100.0	100.0	100.0

Federal statutory income tax	$610	228	1,533	(1,379)	21.0%	35.0	21.0	35.0
Non-U.S. effective tax rates	479	137	1,339	503	16.5	21.0	18.3	(12.8)
Canada disposition	—	(8)	—	(1,176)	—	(1.2)	—	29.8
Recovery of outside basis	(16)	(118)	(19)	(957)	(0.6)	(18.1)	(0.2)	24.3
Adjustment to tax reserves	(3)	(17)	2	764	(0.1)	(2.6)	—	(19.4)
Adjustment to valuation allowance	(29)	—	13	24	(1.0)	—	0.2	(0.6)
APLNG impairment	—	—	—	834	—	—	—	(21.2)
State income tax	38	14	83	(98)	1.3	2.1	1.1	2.5
Enhanced oil recovery credit	(36)	(5)	(73)	(49)	(1.3)	(0.8)	(1.0)	1.2
Other	(10)	(14)	(4)	(15)	(0.3)	(2.2)	—	0.5

	$1,033	217	2,874	(1,549)	35.5%	33.2	39.4	39.3

The effective tax rate represents a blend of federal, state and foreign taxes and includes the impact of certain nondeductible items and adjustments to our valuation allowance. The effective tax rate for the three- and nine- month periods ended September 30, 2018, also reflects the reduced federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Legislation) in December 2017 and the impact of a change in the mix of our domestic and foreign earnings.

In the third quarter of 2018, we recognized $53 million of U.S. Federal tax benefit related to previously unrecognized deferred tax assets associated with the income from the PDVSA settlement agreement. This benefit is included in the “Adjustment to Valuation Allowance” and “Recovery of Outside Basis” lines of the table above. Any future amounts received under the PDVSA settlement should result in nominal U.S. income tax implications due to the availability of unrecognized U.S. tax attributes to offset the receipts. For additional information, see Note 13—Contingencies and Commitments.

Our effective tax rate for the three- and nine-month periods ended September 30, 2017, was favorably impacted by a tax benefit of $114 million related to our prior decision to exit Nova Scotia deepwater exploration. This benefit is included in the “Recovery of Outside Tax Basis” line of the table above.

Our effective tax rate for the nine-month period ended September 30, 2017, was also favorably impacted by a tax benefit of $1,176 million, associated with our 2017 disposition of various assets in Canada. This tax benefit was primarily associated with a deferred tax recovery related to the Canadian capital gains exclusion component of the 2017 Canada disposition and the recognition of previously unrealizable Canadian capital asset tax basis. The Canada disposition, along with the associated restructuring of our Canadian operations, may generate an additional tax benefit of $822 million. However, since we believe it is not likely we will receive a corresponding cash tax savings, this $822 million benefit has been offset by a full tax reserve.

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

The Tax Legislation subjects a U.S. shareholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, “Accounting for Global Intangible Low-Taxed Income,” states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At September 30, 2018, the current-year U.S. income tax impact related to GILTI activities is immaterial.

Note 23—New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (ASU No. 2016-02), which establishes comprehensive accounting and financial reporting requirements for leasing arrangements. This ASU supersedes the existing requirements in FASB ASC Topic 840, “Leases” (FASB ASC Topic 840), and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet. The provisions of ASU No. 2016-02 also modify the definition of a lease and outline requirements for recognition, measurement, presentation and disclosure of leasing arrangements by both lessees and lessors. The ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption of the standard is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements.

ASU No. 2016-02 was amended in January 2018 by the provisions of ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” (ASU No. 2018-01), and in July 2018 by the provisions of ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (ASU No. 2018-10). In addition, the FASB issued ASU No. 2018-11, “Targeted Improvements” (ASU No. 2018-11), in July 2018 to set forth certain additional practical expedients for lessors and to provide entities with an option to apply the provisions of ASU No. 2016-02, as amended, to leasing arrangements existing at or entered into after the ASU’s effective date of adoption (the “Optional Transition Method”). Entities that elect to utilize the Optional Transition Method would not apply the provisions of ASU No. 2016-02, as amended, to comparative periods presented in the financial statements.

We plan to adopt ASU No. 2016-02, as amended, effective January 1, 2019, utilizing the Optional Transition Method. Accordingly, the comparative periods presented in the financial statements prior to January 1, 2019, will be presented pursuant to the existing requirements of FASB ASC Topic 840 and not be adjusted upon the adoption of the ASU. We continue to evaluate the ASU to determine the impact of adoption on our consolidated financial statements and disclosures, accounting policies and systems, business processes, and internal controls. We are currently implementing a third-party lease accounting software solution to facilitate the ongoing accounting and financial reporting requirements of the ASU. We also continue to monitor proposals issued by the FASB to clarify the ASU and certain industry implementation issues.

While our evaluation of ASU No. 2016-02 and related implementation activities are ongoing, we expect the adoption of the ASU to have a material impact to our consolidated financial statements. Such impact is expected to relate primarily to our balance sheet, resulting from the initial recognition of lease liabilities and corresponding right-of-use assets for our population of operating leases, as well as enhanced disclosure of our leasing arrangements. We also expect the adoption of ASU No. 2016-02 to result in certain changes being made to our existing accounting policies and systems, business processes, and internal controls.

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

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended September 30, 2018
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$—	4,330	—	5,119	—	9,449
Equity in earnings of affiliates	1,903	2,166	—	256	(4,031)	294
Gain on dispositions	—	75	—	38	—	113
Other income	—	(61)	—	370	—	309
Intercompany revenues	9	34	42	1,619	(1,704)	—

Total Revenues and Other Income	1,912	6,544	42	7,402	(5,735)	10,165

Costs and Expenses
Purchased commodities	—	3,880	—	1,196	(1,546)	3,530
Production and operating expenses	—	298	—	1,085	(16)	1,367
Selling, general and administrative expenses	2	99	—	18	—	119
Exploration expenses	—	41	—	62	—	103
Depreciation, depletion and amortization	—	152	—	1,342	—	1,494
Impairments	—	1	—	43	—	44
Taxes other than income taxes	—	33	—	279	—	312
Accretion on discounted liabilities	—	4	—	85	—	89
Interest and debt expense	72	156	37	63	(142)	186
Foreign currency transaction (gains) losses	(12)	3	42	(28)	—	5
Other expenses	—	6	—	4	—	10

Total Costs and Expenses	62	4,673	79	4,149	(1,704)	7,259

Income (Loss) before income taxes	1,850	1,871	(37)	3,253	(4,031)	2,906
Income tax provision (benefit)	(11)	(32)	1	1,075	—	1,033

Net income (loss)	1,861	1,903	(38)	2,178	(4,031)	1,873
Less: net income attributable to noncontrolling interests	—	—	—	(12)	—	(12)

Net Income (Loss) Attributable to ConocoPhillips	$1,861	1,903	(38)	2,166	(4,031)	1,861

Comprehensive Income Attributable to ConocoPhillips	$2,056	2,098	5	2,330	(4,433)	2,056

Income Statement	Three Months Ended September 30, 2017*

Revenues and Other Income
Sales and other operating revenues	$—	2,997	—	3,691	—	6,688
Equity in earnings of affiliates	486	348	—	119	(757)	196
Gain (Loss) on dispositions	—	879	—	(633)	—	246
Other income	—	12	—	53	—	65
Intercompany revenues	10	77	43	774	(904)	—

Total Revenues and Other Income	496	4,313	43	4,004	(1,661)	7,195

Costs and Expenses
Purchased commodities	—	2,666	—	1,001	(741)	2,926
Production and operating expenses	—	216	—	1,007	(1)	1,222
Selling, general and administrative expenses	2	97	—	11	—	110
Exploration expenses	—	29	—	44	—	73
Depreciation, depletion and amortization	—	203	—	1,405	—	1,608
Impairments	—	1	—	5	—	6
Taxes other than income taxes	—	29	—	146	—	175
Accretion on discounted liabilities	—	8	—	81	—	89
Interest and debt expense	86	169	37	121	(162)	251
Foreign currency transaction (gains) losses	(27)	1	77	(46)	—	5
Other expenses	50	29	—	(2)	—	77

Total Costs and Expenses	111	3,448	114	3,773	(904)	6,542

Income (Loss) before income taxes	385	865	(71)	231	(757)	653
Income tax provision (benefit)	(35)	379	6	(133)	—	217

Net income (loss)	420	486	(77)	364	(757)	436
Less: net income attributable to noncontrolling interests	—	—	—	(16)	—	(16)

Net Income (Loss) Attributable to ConocoPhillips	$420	486	(77)	348	(757)	420

Comprehensive Income Attributable to ConocoPhillips	$1,470	1,536	22	864	(2,422)	1,470

*Certain amounts have been reclassified to conform to the current-period presentation resulting from the adoption of ASU No. 2017-07.

  See Note 2—Changes in Accounting Principles, for additional information.

See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Nine Months Ended September 30, 2018
Income Statement	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$—	11,774	—	14,977	—	26,751
Equity in earnings of affiliates	4,562	5,398	—	833	(10,026)	767
Gain on dispositions	—	78	—	97	—	175
Other income	—	230	—	443	—	673
Intercompany revenues	28	124	129	4,227	(4,508)	—

Total Revenues and Other Income	4,590	17,604	129	20,577	(14,534)	28,366

Costs and Expenses
Purchased commodities	—	10,571	—	3,757	(4,020)	10,308
Production and operating expenses	—	723	—	3,181	(53)	3,851
Selling, general and administrative expenses	7	254	—	80	(5)	336
Exploration expenses	—	132	—	135	—	267
Depreciation, depletion and amortization	—	427	—	3,917	—	4,344
Impairments	—	(9)	—	30	—	21
Taxes other than income taxes	—	111	—	657	—	768
Accretion on discounted liabilities	—	13	—	253	—	266
Interest and debt expense	219	456	110	192	(430)	547
Foreign currency transaction (gains) losses	22	(6)	(43)	34	—	7
Other expenses	—	348	—	2	—	350

Total Costs and Expenses	248	13,020	67	12,238	(4,508)	21,065

Income before income taxes	4,342	4,584	62	8,236	(10,026)	7,301
Income tax provision (benefit)	(47)	22	(5)	2,904	—	2,874

Net income	4,389	4,562	67	5,332	(10,026)	4,427
Less: net income attributable to noncontrolling interests	—	—	—	(38)	—	(38)

Net Income Attributable to ConocoPhillips	$4,389	4,562	67	5,294	(10,026)	4,389

Comprehensive Income (Loss) Attributable to ConocoPhillips	$4,407	4,580	(13)	5,186	(9,856)	4,407

Income Statement	Nine Months Ended September 30, 2017*

Revenues and Other Income
Sales and other operating revenues	$—	9,066	—	11,921	—	20,987
Equity in earnings (losses) of affiliates	(2,092)	(776)	—	432	3,010	574
Gain on dispositions	—	908	—	1,236	—	2,144
Other income	1	27	—	115	—	143
Intercompany revenues	39	222	126	2,360	(2,747)	—

Total Revenues and Other Income	(2,052)	9,447	126	16,064	263	23,848

Costs and Expenses
Purchased commodities	—	8,068	—	3,229	(2,257)	9,040
Production and operating expenses	—	483	—	3,358	(3)	3,838
Selling, general and administrative expenses	8	244	—	55	(5)	302
Exploration expenses	—	433	—	287	—	720
Depreciation, depletion and amortization	—	658	—	4,554	—	5,212
Impairments	—	1,075	—	5,400	—	6,475
Taxes other than income taxes	—	114	—	490	—	604
Accretion on discounted liabilities	—	28	—	248	—	276
Interest and debt expense	340	505	110	399	(482)	872
Foreign currency transaction (gains) losses	(49)	3	145	(71)	—	28
Other expenses	267	159	—	(5)	—	421

Total Costs and Expenses	566	11,770	255	17,944	(2,747)	27,788

Loss before income taxes	(2,618)	(2,323)	(129)	(1,880)	3,010	(3,940)
Income tax provision (benefit)	(184)	(231)	12	(1,146)	—	(1,549)

Net loss	(2,434)	(2,092)	(141)	(734)	3,010	(2,391)
Less: net income attributable to noncontrolling interests	—	—	—	(43)	—	(43)

Net Loss Attributable to ConocoPhillips	$(2,434)	(2,092)	(141)	(777)	3,010	(2,434)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$(1,533)	(1,191)	39	(37)	1,189	(1,533)

*Certain amounts have been reclassified to conform to the current-period presentation resulting from the adoption of ASU No. 2017-07.

See Note 2—Changes in Accounting Principles, for additional information.

See Notes to Consolidated Financial Statements.

	Millions of Dollars
	September 30, 2018
Balance Sheet	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents	$—	16	—	3,700	—	3,716
Short-term investments	—	—	—	875	—	875
Accounts and notes receivable	6	2,614	1	5,301	(3,423)	4,499
Investment in Cenovus Energy	—	2,086	—	—	—	2,086
Inventories	—	198	—	1,041	—	1,239
Prepaid expenses and other current assets	—	159	7	2,169	(27)	2,308

Total Current Assets	6	5,073	8	13,086	(3,450)	14,723
Investments, loans and long-term receivables*	31,249	51,482	2,623	20,829	(96,295)	9,888
Net properties, plants and equipment	—	4,495	—	40,709	(468)	44,736
Other assets	19	484	178	1,458	(930)	1,209

Total Assets	$31,274	61,534	2,809	76,082	(101,143)	70,556

Liabilities and Stockholders’ Equity
Accounts payable	$—	3,444	7	3,890	(3,423)	3,918
Short-term debt	(3)	12	7	88	(9)	95
Accrued income and other taxes	—	104	—	1,478	—	1,582
Employee benefit obligations	—	476	—	150	—	626
Other accruals	57	404	51	695	(27)	1,180

Total Current Liabilities	54	4,440	65	6,301	(3,459)	7,401
Long-term debt	3,790	7,152	1,698	2,740	(478)	14,902
Asset retirement obligations and accrued environmental costs	—	424	—	7,130	—	7,554
Deferred income taxes	—	—	—	5,968	(433)	5,535
Employee benefit obligations	—	1,315	—	440	—	1,755
Other liabilities and deferred credits*	2,042	11,064	981	7,643	(20,400)	1,330

Total Liabilities	5,886	24,395	2,744	30,222	(24,770)	38,477
Retained earnings	25,972	17,591	(614)	16,906	(27,360)	32,495
Other common stockholders’ equity	(584)	19,548	679	28,825	(49,013)	(545)
Noncontrolling interests	—	—	—	129	—	129

Total Liabilities and Stockholders’ Equity	$31,274	61,534	2,809	76,082	(101,143)	70,556

*Includes intercompany loans.

Balance Sheet	December 31, 2017

Assets
Cash and cash equivalents	$—	234	4	6,087	—	6,325
Short-term investments	—	—	—	1,873	—	1,873
Accounts and notes receivable	24	2,255	35	4,870	(2,864)	4,320
Investment in Cenovus Energy	—	1,899	—	—	—	1,899
Inventories	—	163	—	897	—	1,060
Prepaid expenses and other current assets	1	278	6	779	(29)	1,035

Total Current Assets	25	4,829	45	14,506	(2,893)	16,512
Investments, loans and long-term receivables*	29,400	47,974	2,533	15,050	(84,897)	10,060
Net properties, plants and equipment	—	4,230	—	41,930	(477)	45,683
Other assets	15	1,146	186	1,302	(1,542)	1,107

Total Assets	$29,440	58,179	2,764	72,788	(89,809)	73,362

Liabilities and Stockholders’ Equity
Accounts payable	$—	3,094	1	3,799	(2,864)	4,030
Short-term debt	(5)	2,505	7	77	(9)	2,575
Accrued income and other taxes	—	107	—	931	—	1,038
Employee benefit obligations	—	554	—	171	—	725
Other accruals	85	314	48	612	(30)	1,029

Total Current Liabilities	80	6,574	56	5,590	(2,903)	9,397
Long-term debt	3,787	9,321	1,703	2,794	(477)	17,128
Asset retirement obligations and accrued environmental costs	—	432	—	7,199	—	7,631
Deferred income taxes	—	—	—	6,263	(981)	5,282
Employee benefit obligations	—	1,335	—	519	—	1,854
Other liabilities and deferred credits*	1,528	5,229	926	9,215	(15,629)	1,269

Total Liabilities	5,395	22,891	2,685	31,580	(19,990)	42,561
Retained earnings	22,867	13,317	(681)	11,958	(18,070)	29,391
Other common stockholders’ equity	1,178	21,971	760	29,056	(51,749)	1,216
Noncontrolling interests	—	—	—	194	—	194

Total Liabilities and Stockholders’ Equity	$29,440	58,179	2,764	72,788	(89,809)	73,362

*Includes intercompany loans.

	Millions of Dollars
	Nine Months Ended September 30, 2018
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	ConocoPhillips Canada Funding Company I	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$2,331	863	(121)	8,937	(2,859)	9,151

Cash Flows From Investing Activities
Capital expenditures and investments	—	(771)	—	(4,369)	7	(5,133)
Working capital changes associated with investing activities	—	(77)	—	20	—	(57)
Proceeds from asset dispositions	—	307	—	199	(112)	394
Sales of short-term investments	—	—	—	996	—	996
Long-term advances/loans—related parties	—	(36)	—	(127)	163	—
Collection of advances/loans—related parties	—	3,432	—	129	(3,442)	119
Intercompany cash management	514	3,426	—	(3,940)	—	—
Other	—	—	—	16	—	16

Net Cash Provided by (Used in) Investing Activities	514	6,281	—	(7,076)	(3,384)	(3,665)

Cash Flows From Financing Activities
Issuance of debt	—	10	117	36	(163)	—
Repayment of debt	—	(4,865)	—	(3,547)	3,442	(4,970)
Issuance of company common stock	234	—	—	—	(113)	121
Repurchase of company common stock	(2,073)	—	—	—	—	(2,073)
Dividends paid	(1,009)	—	—	(452)	452	(1,009)
Other	3	(2,511)	—	(228)	2,625	(111)

Net Cash Provided by (Used in) Financing Activities	(2,845)	(7,366)	117	(4,191)	6,243	(8,042)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	4	—	(44)	—	(40)

Net Change in Cash, Cash Equivalents and Restricted Cash	—	(218)	(4)	(2,374)	—	(2,596)
Cash, cash equivalents and restricted cash at beginning of period*	—	234	4	6,298	—	6,536

Cash, Cash Equivalents and Restricted Cash at End of Period	$—	16	—	3,924	—	3,940

Statement of Cash Flows	Nine Months Ended September 30, 2017

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(161)	634	22	6,868	(2,767)	4,596

Cash Flows From Investing Activities
Capital expenditures and investments	—	(1,230)	—	(2,711)	867	(3,074)
Working capital changes associated with investing activities	—	36	—	(54)	—	(18)
Proceeds from asset dispositions	5,000	10,974	—	12,737	(14,971)	13,740
Purchases of short-term investments	—	—	—	(2,583)	—	(2,583)
Long-term advances/loans—related parties	—	(74)	—	(20)	94	—
Collection of advances/loans—related parties	658	127	—	2,196	(2,866)	115
Intercompany cash management	2,903	(2,474)	—	(429)	—	—
Other	—	—	—	51	—	51

Net Cash Provided by Investing Activities	8,561	7,359	—	9,187	(16,876)	8,231

Cash Flows From Financing Activities
Issuance of debt	—	20	—	74	(94)	—
Repayment of debt	(5,459)	(3,146)	—	(855)	2,866	(6,594)
Issuance of company common stock	87	—	—	—	(152)	(65)
Repurchase of company common stock	(2,045)	—	—	—	—	(2,045)
Dividends paid	(986)	—	—	(2,919)	2,919	(986)
Other	3	(5,000)	—	(9,187)	14,104	(80)

Net Cash Used in Financing Activities	(8,400)	(8,126)	—	(12,887)	19,643	(9,770)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	1	—	243	—	244

Net Change in Cash and Cash Equivalents	—	(132)	22	3,411	—	3,301
Cash and cash equivalents at beginning of period	—	358	13	3,239	—	3,610

Cash and Cash Equivalents at End of Period	$—	226	35	6,650	—	6,911

*Restated to include $211 million of restricted cash at January 1, 2018. See Note 2—Changes in Accounting Principles for additional information relating to the adoption of ASU No. 2016-18.

Restricted cash totaling $224 million is included in the “Other assets” line of our Consolidated Balance Sheet as of September 30, 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 64.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to ConocoPhillips.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

ConocoPhillips is the world’s largest independent exploration and production (E&P) company, based on proved reserves and production of liquids and natural gas. Our diverse portfolio primarily includes resource-rich North American unconventional assets and oil sands assets in Canada; lower-risk conventional assets in North America, Europe, Asia and Australia; several liquefied natural gas (LNG) developments; and an inventory of global conventional and unconventional exploration prospects. Headquartered in Houston, Texas, we had operations and activities in 17 countries, approximately 11,100 employees worldwide and total assets of $71 billion as of September 30, 2018.

Overview

While global crude oil prices continued to improve in the third quarter of 2018, our business strategy anticipates prices will remain cyclical. Our value proposition principles, namely to focus on returns, maintain financial strength, grow our dividend and pursue disciplined growth, are being executed in accordance with our priorities for allocating cash flows from the business. These priorities are: invest capital at a level that maintains flat production volumes and pays our existing dividend; grow our existing dividend; reduce debt to a level we believe is sufficient to maintain a strong investment grade rating through price cycles; repurchase shares to provide value to our shareholders; and strategically invest capital to grow our cash from operations. We believe our commitment to our value proposition, as evidenced by the results discussed below, positions us for success in an environment of price uncertainty and ongoing volatility.

In the first nine months of the year, we took significant actions resulting in substantial progress on our priorities. We increased our quarterly dividend by 7.5 percent to $0.285 per share; reduced our debt by $4.7 billion, achieving our debt reduction target 18 months ahead of plan and received credit rating upgrades from Fitch and Moody’s; repurchased 31.4 million shares of our common stock totaling $2.1 billion; and added to our low cost of supply resource base by increasing our legacy asset position in Alaska through one closed and one announced transaction.

In July 2018, we announced an expansion of the planned 2018 share repurchase program from $2 billion to $3 billion. We expect to fully fund this year’s $3 billion program, as well as our dividend and capital expenditures, with cash provided by operating activities. Cash provided by operating activities for the first nine months of 2018 was $9.2 billion, which exceeded capital expenditures and investments of $5.1 billion, including $0.5 billion of acquisition capital; dividends of $1.0 billion; and share repurchases of $2.1 billion.

The 2018 expansion to $3 billion, combined with the $3 billion of shares repurchased during 2016 and 2017, will fully utilize our Board of Directors’ previous share repurchase authorization of $6 billion. As a result, in July 2018 our Board authorized an additional $9 billion for share repurchases, bringing the total program authorization to $15 billion.

In October 2018, we announced a dividend increase for the second time this year, an additional 7 percent, resulting in a quarterly dividend rate of $0.305 per share.

In the second quarter of 2018, we obtained regulatory approvals to complete the transaction with Anadarko Petroleum Corporation to acquire its 22 percent nonoperated interest in the Western North Slope of Alaska, as well as its interest in the Alpine Pipeline, for $386 million, after customary adjustments. Full-year 2017 production associated with this interest was 11 thousand barrels of oil equivalent per day (MBOED). In addition, we now have 100 percent interest in approximately 1.2 million acres of exploration and development lands, including the Willow discovery.

In the third quarter of 2018, we entered into agreements with BP to acquire their nonoperated interest in the Greater Kuparuk Area and Kuparuk Transportation Company (Kuparuk Assets) in Alaska, and to sell a ConocoPhillips subsidiary to BP, which will hold 16.5 percent of our 24 percent interest in the BP-operated Clair Field in the United Kingdom. Both transactions are subject to regulatory approval and are expected to close simultaneously in late 2018. Full-year 2017 production and year-end 2017 proved reserves associated with the 16.5 percent interest in the Clair Field were approximately 3 MBOED and approximately 40 million barrels of oil equivalent (MMBOE), respectively. Full-year 2017 production and year-end 2017 proved reserves associated with the 39.2 percent interest in the Greater Kuparuk Area were approximately 38 MBOED and 190 MMBOE, respectively. Excluding customary adjustments, the transactions are expected to be cash neutral. Depending on the timing of regulatory approvals, we anticipate recognizing a noncash gain of between $0.5 billion and $1.0 billion on completion of the sale of the ConocoPhillips subsidiary holding 16.5 percent of the Clair Field, after customary adjustments and foreign exchange impacts.

In October 2018, we announced an agreement to sell our 30 percent interest in the Greater Sunrise Fields for $350 million, prior to customary adjustments, to the government of Timor-Leste, with an expected closing date of early 2019. The transaction is conditional on the funding approval from the Timor-Leste Council of Ministers and National Parliament. The interest to be sold is undeveloped property in the Timor Sea located between Australia and Timor-Leste. No production or reserve impacts are associated with the sale. Proceeds from this transaction will be used for general corporate purposes.

For more information regarding the accounting impacts of these transactions, see Note 5—Assets Held for Sale, Dispositions, Acquisitions and Other Planned Transactions, in the Notes to Consolidated Financial Statements.

In the third quarter of 2018, we entered into a settlement agreement with Petroleos de Venezuela, S.A. (PDVSA) to recover approximately $2 billion, which reflects the full amount awarded to ConocoPhillips by an arbitral tribunal constituted under the rules of the International Chamber of Commerce (ICC). PDVSA has agreed to recognize the ICC judgment and to make payments over the next four and a half years. During the quarter, we recognized in other income $345 million, consisting of $242 million in commodity inventory and $103 million in cash, related to this settlement. For more information, see Note 4—Inventories and Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

Operationally, we continue to focus on safely executing our capital program and remaining attentive to our costs. Production excluding Libya was 1,224 MBOED in the third quarter of 2018, an increase of 22 MBOED compared with the same period of 2017. Our underlying production, which excludes Libya and the third-quarter impact of dispositions of approximately 50 MBOED in 2017, increased 6 percent compared with the same period of 2017. Underlying production on a per debt-adjusted share basis grew by 28 percent compared with the third quarter of 2017. Production per debt-adjusted share is calculated on an underlying production basis using ending period debt divided by ending share price plus ending shares outstanding. We believe production per debt-adjusted share is useful to investors as it provides a consistent view of production on a total equity basis by converting debt to equity and allows for comparison across peer companies.

Business Environment

Global oil market fundamentals continued to strengthen in the third quarter of 2018. Crude oil prices improved in the period because of supply disruptions and strong global oil demand.

The energy industry has periodically experienced volatility due to fluctuating supply-and-demand conditions. Commodity prices are the most significant factor impacting our profitability and related reinvestment of operating cash flows into our business. Among other dynamics that could influence world energy markets and commodity prices are global economic health, supply disruptions or fears thereof caused by civil unrest, military conflicts or otherwise, actions taken by the Organization of Petroleum Exporting Countries (OPEC), environmental laws, tax regulations, governmental policies and weather-related disruptions. North America’s energy landscape has been transformed from resource scarcity to an abundance of supply, primarily due to advances in technology responsible for the rapid growth of tight oil production, successful exploration and rising production from the Canadian oil sands. Our strategy is to create value through price cycles by delivering on the financial and operational priorities that underpin our value proposition.

Our earnings and operating cash flows generally correlate with industry price levels for crude oil and natural gas, the prices of which are subject to factors external to the company and over which we have no control. The following graph depicts the trend in average benchmark prices for West Texas Intermediate (WTI) crude oil, Dated Brent crude oil and Henry Hub natural gas:

Brent crude oil prices averaged $75.27 per barrel in the third quarter of 2018, an increase of 44 percent compared with $52.09 per barrel in the third quarter of 2017, and an increase of 1 percent compared with $74.35 per barrel in the second quarter of 2018. Crude oil prices for WTI averaged $69.71 per barrel in the third quarter of 2018, an increase of 45 percent compared with $48.16 per barrel in the third quarter of 2017, and an increase of 3 percent compared with $67.99 per barrel in the second quarter of 2018. Prices improved relative to the same period a year ago due to strong oil demand and global supply disruptions.

Henry Hub natural gas prices averaged $2.91 per million British thermal units (MMBTU) in the third quarter of 2018, a decrease of 3 percent compared with $2.99 per MMBTU in the third quarter of 2017, and an increase of 4 percent compared with $2.80 per MMBTU in the second quarter of 2018. Prices decreased relative to the same period of 2017 due to higher gas production in the contiguous United States.

Our realized bitumen price increased from $24.19 per barrel in the third quarter of 2017 to $34.15 per barrel in the same period of 2018, primarily due to improvements in the WTI benchmark price and reduced blend ratios at Surmont from use of condensate diluent, partially offset by the widening of the Western Canada Select (WCS) differential. Compared with $32.38 per barrel in the second quarter of 2018, our third quarter 2018 realized bitumen price increased due to improvements in the WTI benchmark price, as well as reduced blend ratios at Surmont. The improvement in our realized bitumen price was partly offset by turnarounds in U.S. midcontinent refineries, particularly during the latter part of the third quarter, resulting in reduced demand for Canadian heavy crude and contributing to a weaker WCS-WTI Edmonton differential versus the prior quarter.

Our total average realized price was $57.71 per barrel of oil equivalent (BOE) in the third quarter of 2018, an increase of 46 percent compared with $39.49 per BOE in the third quarter of 2017 and a 6 percent increase compared with the second quarter of 2018, primarily reflecting higher average realizations for crude oil and LNG sales, and a more liquids weighted portfolio.

Key Operating and Financial Summary

Significant items during the third quarter of 2018 included the following:

•	Cash provided by operating activities was $3.4 billion and exceeded capital expenditures and investments, dividends and share repurchases.
•

Third-quarter production excluding Libya of 1,224 MBOED; year-over-year underlying production excluding the impact of closed dispositions grew 6 percent overall and 28 percent on a production per debt-adjusted share basis.

•	Year-over-year production from the Lower 48 Big 3 unconventional plays—Eagle Ford, Bakken and Delaware—grew by 48 percent.
•	During the quarter, achieved first production from Bohai Phase 3 and from the final phase of drilling at Bayu-Undan.
•	Ended the quarter with cash, cash equivalents and restricted cash totaling $3.9 billion and short-term investments of $0.9 billion, equating to $4.8 billion.
•	Repurchased $0.9 billion of common shares outstanding, bringing year-to-date repurchases to $2.1 billion.
•

Reached a settlement agreement with PDVSA to recover an arbitration award of approximately $2 billion; recognized cash and commodities totaling $345 million in the quarter, with the remainder of the approximately $500 million in initial payments due in the fourth quarter.

•	Announced Barnett and Greater Sunrise dispositions for $580 million before customary adjustments.
•	Received credit rating upgrades from Fitch and Moody’s.
•	In October, announced a quarterly dividend increase of 7 percent to 30.5 cents per share.

Outlook

Production and Capital Guidance

Fourth-quarter 2018 production is expected to be 1,275 to 1,315 MBOED, reflecting the completion of seasonal turnarounds and growth from several conventional project startups and ongoing development in the unconventionals. This guidance includes impacts expected from the previously announced Barnett disposition and excludes Libya.

Full-year 2018 capital expenditures and investments are expected to be $6.6 billion in 2018. The company’s 2018 operated capital scope remains unchanged, excluding acquisition-related activity. However, the company is adjusting its capital expenditures guidance to $6.1 billion from the original $5.5 billion budget. This guidance excludes the previously announced $0.4 billion bolt-on acquisition in the Alaska Western North Slope and $0.1 billion to acquire additional acreage in the Montney in Canada.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2018, is based on a comparison with the corresponding periods of 2017.

Consolidated Results

A summary of the company’s net income (loss) attributable to ConocoPhillips by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Alaska	$427	103	1,369	291
Lower 48	513	(97)	1,231	(2,995)
Canada	34	280	2	2,607
Europe and North Africa	241	85	776	379
Asia Pacific and Middle East	577	396	1,504	(1,540)
Other International	316	(20)	267	(77)
Corporate and Other	(247)	(327)	(760)	(1,099)

Net income (loss) attributable to ConocoPhillips	$1,861	420	4,389	(2,434)

Net income attributable to ConocoPhillips in the third quarter of 2018 increased $1,441 million. Earnings were positively impacted by:

•	Higher realized commodity prices.
•	Higher crude oil sales volumes.
•	Recognition of $325 million after-tax from a settlement agreement with PDVSA.
•	Lower depreciation, depletion and amortization (DD&A) expense, mainly due to lower unit-of-production rates from reserve additions and disposition impacts.

Third quarter 2018 net income increases were partly offset by:

•	The absence of a $190 million after-tax gain in the third quarter of 2017 for funds received in relation to environmental claims related to certain Canadian assets sold in 2017.
•	The absence of a $114 million tax benefit in the third quarter of 2017 related to our decision to exit Nova Scotia deepwater exploration.
•	Higher production and operating expenses, primarily due to higher maintenance and wellwork.

Net income attributable to ConocoPhillips in the nine-month period ended September 30, 2018, increased $6,823 million. Earnings were positively impacted by:

•	The absence of a $2.5 billion after-tax impairment recognized in the second quarter of 2017, related to the sale of our interests in the San Juan Basin and the marketing of our Barnett asset.
•	The absence of a $2.4 billion before- and after-tax impairment of our equity investment in Australia Pacific LNG Pty Ltd (APLNG), recognized in the second quarter of 2017.
•	Higher realized commodity prices.
•	Lower DD&A expense, mainly due to lower unit-of-production rates from reserve additions and disposition impacts.
•	Recognition of $325 million after-tax from a settlement agreement with PDVSA.

•	Lower exploration expenses, primarily due to the absence of first quarter 2017 charges in our Lower 48 and Other International segments.
•	Lower interest and debt expense because of a lower debt balance.
•	Higher equity earnings in Qatar Liquefied Gas Company Limited (3) (QG3) and APLNG, primarily due to higher realized LNG prices, and higher sales volumes from QG3.
•

A $109 million after-tax benefit, including interest, in the first quarter of 2018, resulting from an accrual reduction due to a transportation cost ruling in Alaska by the Federal Energy Regulatory Commission (FERC).

Earnings in the nine-month period ended September 30, 2018, were negatively impacted by:

•	The absence of $1.6 billion in after-tax gains related to the sale of certain Canadian assets in 2017.
•	The absence of a $996 million deferred tax benefit in the first quarter of 2017 related to the disposition of certain Canadian assets.
•	Lower sales volumes, primarily due to dispositions in our Lower 48 and Canada segments in 2017 and normal field decline.

See the “Segment Results” section for additional information.

Income Statement Analysis

Sales and other operating revenues for the three- and nine-month periods of 2018 increased 41 percent and 27 percent, respectively, mainly due to higher realized prices across all commodities. In the nine-month period of 2018, these increases were partly offset by lower sales volumes, primarily in our Canada and Lower 48 segments, due to 2017 disposition activity.

Equity in earnings of affiliates for the three- and nine-month periods of 2018 increased 50 percent and 34 percent, respectively, primarily due to higher earnings from QG3 and APLNG as a result of higher LNG prices for both affiliates and higher sales volumes from QG3. The absence of equity in earnings from FCCL following our disposition to Cenovus Energy in the second quarter of 2017 partly offset the increase in nine-month 2018 earnings.

Gain on dispositions for the third quarter of 2018 decreased $133 million, primarily due to the absence of a $281 million before-tax gain related to the sale of certain Canadian assets recognized in the third quarter of 2017, partly offset by a gain on an unproved property exchange in the Lower 48 in the third quarter of 2018. Gain on dispositions in the nine-month period of 2018 decreased $2.0 billion, primarily due to the absence of a $2.1 billion before-tax gain on the 2017 Canadian asset sale. For more information on dispositions, see Note 5—Assets Held for Sale, Dispositions, Acquisitions and Other Planned Transactions, in the Notes to Consolidated Financial Statements.

Other income for the third quarter of 2018 increased $244 million, primarily due to recognizing $345 million related to a settlement agreement with PDVSA, partly offset by a $73 million before-tax net unrealized loss on our Cenovus Energy common shares. In the nine-month period of 2018, other income increased $530 million primarily due to recognizing $345 million related to the settlement agreement with PDVSA referenced above, as well as a $187 million before-tax unrealized gain on our Cenovus Energy common shares.

For discussion of our PDVSA settlement, see Note 4—Inventories and Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements. For discussion of our Cenovus Energy shares, see Note 7—Investment in Cenovus Energy, in the Notes to Consolidated Financial Statements.

Purchased commodities for the three- and nine-month periods of 2018 increased 21 and 14 percent, respectively, primarily due to higher crude oil prices and higher crude volumes purchased, partly offset by lower natural gas prices during the nine-month period.

Production and operating expenses for the three- and nine-month periods of 2018 increased $145 million and $13 million, respectively, primarily due to costs associated with higher underlying production volumes as well as higher maintenance and wellwork, largely offset by lower costs from disposition impacts in our Canada and Lower 48 segments during the nine-month period of 2018.

Exploration expenses decreased $453 million in the nine-month period of 2018, primarily due to the absence of first quarter 2017 dry hole and leasehold impairment costs of $342 million associated with the Shenandoah prospect in deepwater Gulf of Mexico as well as the absence of a $43 million before-tax charge for the cancellation of our Athena drilling rig contract and other rig stacking costs in our Other International segment.

DD&A for the three- and nine-month periods of 2018 decreased 7 percent and 17 percent, respectively, mainly due to lower unit-of-production rates from reserve additions and disposition impacts in our Canada and Lower 48 segments, partly offset by increased underlying production volumes.

Impairments decreased $6.4 billion in the nine-month period of 2018, mainly due to the absence of second quarter 2017 impairments of $3.3 billion before-tax for our interests in the San Juan Basin and $0.6 billion before-tax for our interests in the Barnett, both in our Lower 48 segment, as well as a $2.4 billion before- and after-tax impairment of our equity investment in APLNG. For additional information, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Taxes other than income taxes for the three- and nine-month periods of 2018 increased $137 million and $164 million, respectively, primarily due to higher production taxes in Alaska and the Lower 48 corresponding with higher realized commodity prices.

Interest and debt expense decreased $65 million and $325 million in the three- and nine-month periods of 2018, respectively, because of lower debt balances.

See Note 22—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our income tax provision (benefit) and effective tax rate.

Summary Operating Statistics

	Three Months Ended September 30			Nine Months Ended September 30
	2018	2017		2018	2017

Average Net Production
Crude oil (MBD)(1)	635	582		632	591
Natural gas liquids (MBD)	106	95		102	119
Bitumen (MBD)	65	63		65	140
Natural gas (MMCFD)(2)	2,732	2,918		2,771	3,405

Total Production (MBOED)(3)	1,261	1,226		1,261	1,418

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)	73.05	49.39		69.74	49.51
Natural gas liquids (per barrel)	35.14	23.82		31.31	23.25
Bitumen (per barrel)	34.15	24.19		26.46	22.25
Natural gas (per thousand cubic feet)	5.81	4.11		5.37	3.91

	Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical, lease rental, and other	$75	66	(4)	203	285	(4)
Leasehold impairment	16	10		36	81
Dry holes	12	(3)		28	354

	$103	73	(4)	267	720	(4)

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

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At September 30, 2018, our operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, Timor-Leste, Indonesia, China, Malaysia, Qatar and Libya.

Total production increased 35 MBOED or 3 percent in the third quarter of 2018, primarily due to:

•	New wells online in the Lower 48, Norway and China.
•	The absence of Hurricane Harvey impacts on our Lower 48 segment in the third quarter of 2017.
•	The continued ramp-up in Libya.
•	An increased interest in the Western North Slope of Alaska following our second quarter 2018 acquisition.

The increase in third quarter 2018 production was partly offset by:

•	Normal field decline.
•	Disposition impacts in the Lower 48 from the sale of San Juan and other noncore assets in 2017.
•	Higher unplanned downtime, mainly in the Lower 48 and Malaysia.

Total production decreased 157 MBOED or 11 percent in the nine-month period of 2018, primarily due to:

•	Disposition impacts from asset sales in Canada and the Lower 48.
•	Normal field decline.
•	Higher unplanned downtime related to a third-party pipeline outage in Malaysia.

The decrease in production during the nine-month period of 2018 was partly offset by:

•	New wells online from tight oil plays in the Lower 48, Malikai in Malaysia, and Surmont and Montney in Canada.
•	Improved drilling and well performance in Alaska, Lower 48, Norway and China.
•	The continued ramp-up in Libya.

Production excluding Libya was 1,224 MBOED in the third quarter of 2018, an increase of 22 MBOED compared with the same period of 2017. Our underlying production, which excludes Libya and the third-quarter impact of dispositions of approximately 50 MBOED in 2017, increased 6 percent compared with the same period of 2017.

Segment Results

Alaska

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Net Income Attributable to ConocoPhillips (millions of dollars)	$427	103	1,369	291

Average Net Production
Crude oil (MBD)	152	154	165	166
Natural gas liquids (MBD)	12	11	14	14
Natural gas (MMCFD)	5	5	6	7

Total Production (MBOED)	165	166	180	181

Average Sales Prices
Crude oil (dollars per barrel)	$76.47	50.53	72.44	50.81
Natural gas (dollars per thousand cubic feet)	2.52	4.55	2.51	2.77

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids and natural gas. As of September 30, 2018, Alaska contributed 22 percent of our worldwide liquids production and less than 1 percent of our worldwide natural gas production.

Earnings from Alaska for the three- and nine-month periods ended September 30, 2018, increased $324 million and $1,078 million, respectively, compared with the corresponding periods in 2017. The increase in earnings for both periods was primarily due to higher realized crude oil prices. Additionally, earnings in the nine-month period of 2018 were improved due to the absence of a $110 million after-tax impairment related to our small interest in the Point Thomson Unit, recognized in the first quarter of 2017; lower DD&A expense from reserve additions; and a $79 million after-tax benefit resulting from an accrual reduction due to a transportation cost ruling by the FERC, recorded in the first quarter of 2018.

Average production was down 1 MBOED in the three- and nine-month periods of 2018 compared with the corresponding periods in 2017, primarily due to higher planned downtime and normal field decline, partly offset by production increases from improved drilling and well performance. In the third quarter of 2018, production included 8 MBOED due to the acquisition in the Western North Slope discussed below.

Acquisitions

During the second quarter of 2018, we obtained regulatory approvals and completed the transaction we entered into with Anadarko Petroleum Corporation to acquire its 22 percent nonoperated interest in the Western North Slope of Alaska, as well as its interest in the Alpine Pipeline, for $386 million, after customary adjustments. In 2017, the net production associated with this interest was 11 MBOED. In addition, we now have 100 percent interest in approximately 1.2 million acres of exploration and development lands, including the Willow discovery.

In July 2018, we entered into agreements with BP to acquire their nonoperated interest in the Greater Kuparuk Area and Kuparuk Transportation Company in Alaska, and to sell a ConocoPhillips subsidiary to BP, which will hold 16.5 percent of our 24 percent interest in the BP-operated Clair Field in the United Kingdom. Both transactions are subject to regulatory approvals and are expected to close simultaneously in 2018. Full-year 2017 production and year-end 2017 proved reserves associated with the 39.2 percent interest in the Greater Kuparuk Area were approximately 38 MBOED and 190 MMBOE, respectively.

See Note 5—Assets Held for Sale, Dispositions, Acquisitions and Other Planned Transactions in the Notes to Consolidated Financial Statements, for additional information.

Lower 48

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$513	(97)	1,231	(2,995)

Average Net Production
Crude oil (MBD)	240	175	218	176
Natural gas liquids (MBD)	73	64	68	73
Natural gas (MMCFD)	608	765	589	1,007

Total Production (MBOED)	414	366	384	417

Average Sales Prices
Crude oil (dollars per barrel)	$67.73	45.29	65.38	44.84
Natural gas liquids (dollars per barrel)	32.17	20.72	28.06	20.55
Natural gas (dollars per thousand cubic feet)	2.80	2.63	2.63	2.74

The Lower 48 segment consists of operations located in the U.S. Lower 48 states, as well as producing properties in the Gulf of Mexico. As of September 30, 2018, the Lower 48 contributed 37 percent of our worldwide liquids production and 21 percent of our worldwide natural gas production.

Earnings from the Lower 48 for the three- and nine-month periods of 2018 increased $610 million and $4,226 million, respectively, compared with corresponding periods in 2017. Both periods benefitted from higher realized crude oil and NGL prices and higher crude oil sales volumes. Earnings in the third quarter of 2018 also increased due to a $44 million after-tax gain related to an undeveloped property exchange.

Earnings in the nine-month period of 2018 increased due to the absence of second quarter 2017 impairments totaling $2.5 billion after-tax for our interests in the San Juan Basin and the Barnett; lower DD&A expense, primarily due to reserve additions and asset disposition impacts, partly offset by higher underlying volumes; and lower exploration expenses. Exploration expenses were lower, mainly due to the absence of first quarter 2017 dry hole and impairment charges of $189 million after-tax and $33 million after-tax, respectively, for multiple Shenandoah wells and associated leases.

Total average production for the three- and nine-month periods of 2018, adjusted for dispositions and Hurricane Harvey, increased approximately 27 percent and 22 percent, respectively. These underlying production increases were primarily due to new production from Eagle Ford, Bakken and the Permian Basin, partly offset by normal field decline. Disposition impacts from the sale of San Juan and other noncore asset sales were approximately 50 MBOED and 105 MBOED in the three- and nine-month periods of 2017, respectively. Production in the third quarter of 2017 was impacted by 15 MBOED from Hurricane Harvey.

Asset Dispositions Update

In the first quarter of 2018, we completed the sale of certain properties in the Lower 48 segment for net proceeds of $112 million. No gain or loss was recognized on the sale. In the second quarter of 2018, we completed the sale of a package of largely undeveloped acreage for net proceeds of $105 million. No gain or loss was recognized on the sale. In the third quarter of 2018, we completed a noncash exchange of undeveloped acreage in the Lower 48 segment. This transaction was recorded at fair value resulting in the recognition of a $44 million after-tax gain.

In the third quarter of 2018, we signed a definitive agreement to sell our interest in the Barnett for approximately $230 million, plus customary adjustments. Full-year 2017 production associated with the Barnett averaged 10 MBOED, of which approximately 55 percent was natural gas and 45 percent was natural gas liquids. After-tax impairment charges of $33 million and $68 million were recognized in the three- and nine-month periods of 2018, respectively, to reduce the carrying value to fair value less costs to sell. The transaction is expected to close by year-end 2018.

See Note 5—Assets Held for Sale, Dispositions, Acquisitions and Other Planned Transactions in the Notes to Consolidated Financial Statements, for additional information.

Acquisition

During the fourth quarter of 2017, we acquired approximately 200,000 net acres of early life-cycle unconventional acreage in the Austin Chalk play in central Louisiana for approximately $200 million. We began an exploration drilling program in the fourth quarter of 2018.

Canada

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Net Income Attributable to ConocoPhillips (millions of dollars)	$34	280	2	2,607

Average Net Production
Crude oil (MBD)	1	1	1	3
Natural gas liquids (MBD)	2	1	1	12
Bitumen (MBD)
Consolidated operations	65	63	65	56
Equity affiliates	—	—	—	84

Total bitumen	65	63	65	140
Natural gas (MMCFD)	12	10	13	246

Total Production (MBOED)	70	67	69	196

Average Sales Prices
Crude oil (dollars per barrel)	$—	—	—	43.46
Natural gas liquids (dollars per barrel)	—	—	—	21.44
Bitumen (dollars per barrel)*
Consolidated operations	34.15	24.19	26.46	19.93
Equity affiliates	—	—	—	23.83
Total bitumen	34.15	24.19	26.46	22.25
Natural gas (dollars per thousand cubic feet)	—	—	—	1.95

*Average prices for sales of bitumen produced during 2018 excludes additional value realized from the purchase and sale of third-party volumes for optimization of our pipeline capacity between Canada and the U.S. Gulf Coast.

Our Canadian operations mainly consist of an oil sands development in the Athabasca Region of northeastern Alberta and a liquids-rich unconventional play in western Canada. As of September 30, 2018, Canada contributed 8 percent of our worldwide liquids production and less than 1 percent of our worldwide natural gas production.

Earnings from Canada decreased $246 million in the third quarter of 2018 compared with the corresponding period in 2017, primarily due to the absence of a $190 million after-tax gain for funds received in relation to environmental claims related to disposition activity and the absence of a $114 million tax benefit related to our decision to exit Nova Scotia, both recognized in the third quarter of 2017. Partly offsetting these impacts were higher realized bitumen prices.

Earnings from Canada decreased $2.6 billion in the nine-month period of 2018 compared with the corresponding period in 2017, primarily due to the absence of earnings associated with certain Canadian assets, including our interest in the FCCL Partnership, sold to Cenovus Energy in the second quarter of 2017. The nine-month period of 2017 included $1.6 billion in after-tax gains, $1.0 billion in deferred tax benefits, and equity earnings in the FCCL Partnership.

For additional information on the 2017 Canada disposition, see Note 5—Assets Held for Sale, Dispositions, Acquisitions and Other Planned Transactions and Note 7—Investment in Cenovus Energy, in the Notes to Consolidated Financial Statements.

Total average production increased 4 percent in the third quarter of 2018, primarily due to lower planned downtime and improved drilling and well performance. Total average production decreased 65 percent in the nine-month period of 2018, primarily due to our 2017 Canada disposition, partly offset by new wells online at Surmont and Montney.

Acquisition

In February 2018, we acquired approximately 34,500 net acres of undeveloped land in the Montney in Canada for a net purchase price of approximately $120 million. The additional acreage is adjacent to our existing position in the liquids-rich portion of the Montney.

Europe and North Africa

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Net Income Attributable to ConocoPhillips (millions of dollars)	$241	85	776	379

Average Net Production
Crude oil (MBD)	145	141	147	139
Natural gas liquids (MBD)	8	7	8	8
Natural gas (MMCFD)	452	408	502	475

Total Production (MBOED)	229	216	240	227

Average Sales Prices
Crude oil (dollars per barrel)	$76.54	51.05	71.38	51.90
Natural gas liquids (dollars per barrel)	38.80	31.16	37.75	29.69
Natural gas (dollars per thousand cubic feet)	7.62	5.09	7.40	5.34

The Europe and North Africa segment consists of operations principally located in the Norwegian and U.K. sectors of the North Sea, the Norwegian Sea, and Libya. As of September 30, 2018, our Europe and North Africa operations contributed 19 percent of our worldwide liquids production and 18 percent of our worldwide natural gas production.

Earnings for Europe and North Africa increased by $156 million and $397 million in the three- and nine-month periods of 2018, respectively, compared with the corresponding periods in 2017, primarily due to higher realized crude oil and natural gas prices and lower DD&A expense due to reserve additions. Additionally, earnings in the nine-month period of 2018 increased by $31 million after-tax because of a reduction to impairment due to decreased asset retirement obligation estimates for a certain field in the United Kingdom which was impaired in prior years, offset by the absence of a $41 million tax benefit in Norway, recorded in the second quarter of 2017.

Average production increased 6 percent in both the three- and nine-month periods of 2018 compared with the corresponding periods in 2017, primarily due to higher production in Libya, improved drilling and well performance and new wells online in Norway and the United Kingdom. These increases in production were partly offset by normal field decline and the final cessation of production in several producing gas fields in the Southern North Sea in the third quarter of 2018. Full-year 2017 average net production in the Southern North Sea was 46 million cubic feet a day or 8 MBOED.

Libya production was shut-in from mid-June 2018 through the end of the second quarter because of the Es Sider crude oil export terminal closure following a period of civil unrest. Exports resumed in July 2018.

Disposition

In July 2018, we entered into agreements with BP to acquire their nonoperated interest in the Greater Kuparuk Area and Kuparuk Transportation Company in Alaska, and to sell a ConocoPhillips subsidiary to BP, which will hold 16.5 percent of our 24 percent interest in the BP-operated Clair Field in the United Kingdom. Both transactions are subject to regulatory approvals and are expected to close simultaneously in 2018. Excluding customary adjustments, the transactions are expected to be cash neutral. Full-year 2017 production and year-end 2017 proved reserves associated with the 16.5 percent interest in the Clair Field were approximately 3 MBOED and 40 MMBOE, respectively. Depending on the timing of regulatory approvals, we anticipate recognizing a noncash gain of between $0.5 billion to $1.0 billion on completion of the sale of the

ConocoPhillips subsidiary holding 16.5 percent of the Clair Field, after customary adjustments and foreign exchange impacts. See Note 5—Assets Held for Sale, Dispositions, Acquisitions and Other Planned Transactions, for additional information.

Asia Pacific and Middle East

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$577	396	1,504	(1,540)

Average Net Production
Crude oil (MBD)
Consolidated operations	84	97	87	93
Equity affiliates	13	14	14	14

Total crude oil	97	111	101	107

Natural gas liquids (MBD)
Consolidated operations	3	4	3	5
Equity affiliates	8	8	8	7

Total natural gas liquids	11	12	11	12

Natural gas (MMCFD)
Consolidated operations	630	690	617	673
Equity affiliates	1,025	1,040	1,044	997

Total natural gas	1,655	1,730	1,661	1,670

Total Production (MBOED)	383	411	388	397

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$74.78	52.06	71.98	51.73
Equity affiliates	76.62	52.29	73.00	52.87
Total crude oil	75.02	52.10	72.13	51.88
Natural gas liquids (dollars per barrel)
Consolidated operations	52.30	35.74	48.15	38.28
Equity affiliates	49.71	35.94	45.74	37.59
Total natural gas liquids	50.71	35.86	46.48	37.84
Natural gas (dollars per thousand cubic feet)
Consolidated operations	6.53	4.63	5.88	4.87
Equity affiliates	6.35	4.51	5.70	4.28
Total natural gas	6.42	4.56	5.76	4.52

The Asia Pacific and Middle East segment has operations in China, Indonesia, Malaysia, Australia, Timor-Leste and Qatar, as well as exploration activities in Brunei. As of September 30, 2018, Asia Pacific and Middle East contributed 14 percent of our worldwide liquids production and 61 percent of our worldwide natural gas production.

Earnings increased $181 million and $3,044 million in the three- and nine-month periods of 2018, respectively, compared with the corresponding periods in 2017. Both periods benefitted from higher realized prices and improved equity earnings from APLNG and QG3, primarily due to higher realized LNG prices for both periods and higher sales volumes from QG3 during the nine-month period of 2018. Additionally, the nine-month period of 2018 was improved due to the absence of a $2,384 million before- and after-tax charge for the impairment of our APLNG investment, recorded in the second quarter of 2017. See the “APLNG” section of Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for information on the impairment of our APLNG investment.

Average production decreased 7 percent and 2 percent in the three- and nine-month periods of 2018, respectively, compared with the corresponding periods in 2017. In both periods, production decreased due to normal field decline; unplanned downtime in Malaysia related to the rupture of a third-party pipeline which carries gas production from the Kebabangan gas field in Malaysia; and production curtailment in Qatar. These impacts were partly offset by an infill drilling program in China and new wells online at Malakai in Malaysia.

Asset Disposition Update

In October 2018, we announced an agreement to sell our 30 percent interest in the Greater Sunrise Fields for $350 million, prior to customary adjustments, to the government of Timor-Leste, with an expected closing date in early 2019. The transaction is conditional on funding approval from the Timor-Leste Council of Ministers and National Parliament, as well as regulatory approvals and partner pre-emption rights. The interest to be sold is undeveloped property in the Timor Sea located between Australia and Timor-Leste. No production or reserve impacts are associated with the sale.

Other International

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$316	(20)	267	(77)

The Other International segment primarily consists of exploration activities in Colombia and Chile.

Earnings from our Other International segment increased $336 million and $344 million in the three- and nine-month periods of 2018, respectively, compared with the corresponding periods in 2017. The increase in earnings is primarily due to recognizing $325 million after-tax in other income under a settlement agreement with PDVSA associated with prior operations. See Note 4—Inventories and Note 13—Contingencies and Commitments in the Notes to Consolidated Financial Statements, for additional information.

Additionally, in the nine-month period of 2018, earnings increased due to the absence of a $28 million after-tax charge for the cancellation of our Athena drilling rig contract and rig stacking costs in Angola, in the first quarter of 2017. Partially offsetting this increase in earnings, was a $34 million tax settlement charge, recognized in the first quarter of 2018, associated with prior operations in Nigeria.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30			Nine Months Ended September 30
	2018	2017		2018	2017

Net Loss Attributable to ConocoPhillips
Net interest	$(174)	(176)		(508)	(603)
Corporate general and administrative expenses	(36)	(42	)*	(139)	(132	)*
Technology	64	20		117	29
Other	(101)	(129	)*	(230)	(393	)*

	$(247)	(327)		(760)	(1,099)

*Certain amounts have been reclassified to reflect the adoption of ASU No. 2017-07. See Note 2—Changes in Accounting Principles, in the Notes to Consolidated Financial Statements, for additional information.

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest was reduced by $2 million and $95 million in the three- and nine-month periods ended September 30, 2018, respectively. Both periods benefitted from less interest from lower debt balances and higher capitalized interest on projects, partly offset by impacts from the fair market value method of apportioning interest expense in the United States, and reduced tax benefit on interest expense following the Tax Cuts and Jobs Act (Tax Legislation), which lowered the U.S. corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The nine-month period of 2018 benefitted from lower interest due to an accrual reduction given a transportation cost ruling by the FERC in the first quarter of 2018, and higher interest income.

Corporate general and administrative expenses include compensation programs and staff costs. These expenses decreased by $6 million and increased by $7 million in the three- and nine-month periods of 2018, respectively.

Technology includes our investment in new technologies or businesses, as well as licensing revenues. Activities are focused on tight oil reservoirs, heavy oil and oil sands, as well as LNG. Earnings from Technology increased $44 million and $88 million in the three- and nine-month periods of 2018, respectively, primarily due to higher licensing revenues. See Note 20—Sales and Other Operating Revenues, in the Notes to Consolidated Financial Statements, for additional information.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, premiums incurred on the early retirement of debt, unrealized holding gains or losses on equity securities, and pension settlement expense. Losses in “Other” decreased by $28 million in the third quarter of 2018, primarily due to lower taxes and the absence of premiums associated with the early retirement of debt, both recognized in the third quarter of 2017, partly offset by an unrealized loss on our Cenovus Energy common shares in the third quarter of 2018. Losses in “Other” decreased by $163 million in the nine-month period of 2018, primarily due to an unrealized gain on our Cenovus Energy common shares and lower premiums associated with the early retirement of debt, partly offset by higher pension settlement expense.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars
	September 30 2018	December 31 2017

Short-term debt	$95	2,575
Total debt	14,997	19,703
Total equity	32,079	30,801
Percent of total debt to capital*	32%	39
Percent of floating-rate debt to total debt	5%	5

*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs, and our shelf registration statement. During the first nine months of 2018, the primary uses of our available cash were $5,133 million to support our ongoing capital expenditures and investments program, $4,970 million to reduce debt, $2,073 million to repurchase common stock, and $1,009 million to pay dividends. During the first nine months of 2018, our cash, cash equivalents and restricted cash decreased by $2,596 million to $3,940 million.

We believe current cash balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Sources of Capital” section, will be sufficient to meet our funding requirements in the near and long term, including our capital spending program, dividend payments and required debt payments.

Significant Sources of Capital

Operating Activities

Cash provided by operating activities was $9,151 million for the first nine months of 2018, compared with $4,596 million for the corresponding period of 2017. The increase was primarily due to higher realized prices across all commodities.

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

Investing Activities

Proceeds from asset sales for the first nine months of 2018 were $394 million compared with $13,740 million for the corresponding period of 2017. In the first nine months of 2018, we completed the sale of several properties in the Lower 48 segment for net proceeds of $317 million and received $50 million of contingent payments from Cenovus Energy. In the first nine months of 2017, we completed several dispositions including the sale of certain Canadian assets to Cenovus Energy for cash proceeds of $11 billion, the sale of our interests in the San Juan Basin for proceeds of $2.5 billion in cash after customary adjustments, and the sale of our interest in the Panhandle assets for $178 million in cash after customary adjustments. All cash deposits and proceeds from asset dispositions are included in the “Cash Flows From Investing Activities” section of our consolidated statement of cash flows. For more information on asset dispositions, see Note 5—Assets Held for Sale, Dispositions, Acquisitions and Other Planned Transactions.

Commercial Paper and Credit Facilities

In May 2018, we refinanced our revolving credit facility from a total aggregate principal of $6.75 billion to $6.0 billion with a new expiration date of May 2023. Our revolving credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or any of its consolidated subsidiaries.

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

The revolving credit facility supports the ConocoPhillips Company $6.0 billion commercial paper program which is primarily a funding source for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. We had no commercial paper outstanding in programs in place at September 30, 2018 or December 31, 2017. We had no direct outstanding borrowings or letters of credit under the revolving credit facility at September 30, 2018 and December 31, 2017. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.0 billion in borrowing capacity under our revolving credit facility at September 30, 2018.

In August 2018, Fitch upgraded our long-term debt rating from “A-” to “A” and adjusted their outlook for our debt from “positive” to “stable.” In September 2018, Moody’s Investors Services upgraded their rating on our long-term debt from “Baa1” to “A3” and adjusted their outlook for our debt from “positive” to “stable.” As of September 30, 2018, Standard & Poor’s rating for our long-term debt was “A-” with a “stable” outlook. We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, in the event of a downgrade of our credit rating. If our credit rating were downgraded, it could increase the cost of corporate debt available to us and restrict our access to the commercial paper markets. If our credit rating were to deteriorate to a level prohibiting us from accessing the commercial paper market, we would still be able to access funds under our revolving credit facility.

Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At September 30, 2018 and December 31, 2017, we had direct bank letters of credit of $275 million and $338 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of credit ratings downgrades, we may be required to post additional letters of credit.

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

Our debt balance at September 30, 2018, was $15 billion, which we announced as our stated debt target in November 2017. We achieved that goal in the second quarter of 2018, significantly earlier than the original target date of year-end 2019. The $15 billion debt balance is a decrease of $4.7 billion from the balance at December 31, 2017.

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

On February 1, 2018, we announced an increase in the quarterly dividend to $0.285 per share, compared with the previous quarterly dividend of $0.265 per share. The dividend was paid on March 1, 2018, to stockholders of record at the close of business on February 12, 2018. On May 4, 2018, we announced a quarterly dividend of $0.285 per share. The dividend was paid on June 1, 2018, to stockholders of record at the close of business on May 14, 2018. On July 11, 2018, we announced a quarterly dividend of $0.285 per share. The dividend was paid on September 4, 2018, to stockholders of record at the close of business on July 23, 2018. On October 5, 2018, we announced a 7 percent increase in the quarterly dividend to $0.305 per share, payable December 3, 2018, to stockholders of record at the close of business on October 15, 2018.

In late 2016, we initiated our current share repurchase program. As of June 30, 2018, we had announced authorization to repurchase a total of $6 billion of our common stock. We repurchased $3 billion in 2017 and plan to repurchase $3 billion in 2018. We expect the 2018 program to be funded with cash from operations. On July 12, 2018, we announced an authorization of an additional $9 billion in share repurchases bringing the total program authorization to $15 billion.

Since our share repurchase program began in November 2016, we have repurchased 97 million shares at a cost of $5.2 billion through September 30, 2018.

Capital Expenditures

	Millions of Dollars
	Nine Months Ended September 30
	2018	2017

Alaska	$1,034	636
Lower 48	2,475	1,234
Canada	318	180
Europe and North Africa	678	657
Asia Pacific and Middle East	493	316
Other International	6	17
Corporate and Other	129	34

Capital expenditures and investments	$5,133	3,074

During the first nine months of 2018, capital expenditures and investments supported key exploration and development programs, primarily:

•	Development, appraisal, and exploration activities in the Lower 48, including Eagle Ford, Bakken, and the Permian Basin.
•

Leasehold acquisition and exploration, appraisal and development activities in Alaska related to the Western North Slope; development activities in the Greater Kuparuk Area and the Greater Prudhoe Area.

•	Development activities in Europe, including the Greater Ekofisk Area, Clair Ridge and Aasta Hansteen.
•	Leasehold acquisition, optimization of oil sands development and appraisal activities in liquids-rich plays in Canada.
•	Continued development in Malaysia, Indonesia, China and Australia and exploration and appraisal activities in Malaysia.

Total capital expenditures and investments for all activity is expected to be $6.6 billion. The company’s 2018 operated capital scope remains unchanged, excluding acquisition-related activity. However, the company is adjusting its capital expenditures guidance to $6.1 billion from the original $5.5 billion budget. This guidance excludes the previously announced $0.4 billion bolt-on acquisition in the Alaska Western North Slope and $0.1 billion to acquire additional acreage in the Montney in Canada.

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

We occasionally receive requests for information or notices of potential liability from the Environmental Protection Agency (EPA) and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of September 30, 2018, there were 14 sites around the United States in which we were identified as a potentially responsible party under CERCLA and comparable state laws.

At September 30, 2018, our balance sheet included a total environmental accrual of $170 million, compared with $180 million at December 31, 2017, for remediation activities in the United States and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

In 2017 and 2018, cities, counties, and/or state governments in California, New York, Washington, Rhode Island and Maryland have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. ConocoPhillips is vigorously defending against these lawsuits. The lawsuits brought by the Cities of San Francisco, Oakland and New York have been dismissed by the district courts and appeals are pending.

NEW ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, “Leases” (ASU No. 2016-02), which establishes comprehensive accounting and financial reporting requirements for leasing arrangements. This ASU supersedes the existing requirements in FASB Accounting Standards Codification (ASC) Topic 840, “Leases” (FASB ASC Topic 840), and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet. The provisions of ASU No. 2016-02 also modify the definition of a lease and outline requirements for recognition, measurement, presentation, and disclosure of leasing arrangements by both lessees and lessors. The ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption of the standard is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements.

ASU No. 2016-02 was amended in January 2018 by the provisions of ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” (ASU No. 2018-01), and in July 2018 by the provisions of ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (ASU No. 2018-10). In addition, the FASB issued ASU No. 2018-11, “Targeted Improvements” (ASU No. 2018-11), in July 2018 to set forth certain additional practical expedients for lessors and to provide entities with an option to apply the provisions of ASU No. 2016-02, as amended, to leasing arrangements existing at or entered into after the ASU’s effective date of adoption (the “Optional Transition Method”). Entities that elect to utilize the Optional Transition Method would not apply the provisions of ASU No. 2016-02, as amended, to comparative periods presented in the financial statements.

We plan to adopt ASU No. 2016-02, as amended, effective January 1, 2019, utilizing the Optional Transition Method. Accordingly, the comparative periods presented in the financial statements prior to January 1, 2019, will be presented pursuant to the existing requirements of FASB ASC Topic 840 and not be adjusted upon the adoption of the ASU. We continue to evaluate the ASU to determine the impact of adoption on our consolidated financial statements and disclosures, accounting policies and systems, business processes, and internal controls. We are currently implementing a third-party lease accounting software solution to facilitate the ongoing accounting and financial reporting requirements of the ASU. We also continue to monitor proposals issued by the FASB to clarify the ASU and certain industry implementation issues.

While our evaluation of ASU No. 2016-02 and related implementation activities are ongoing, we expect the adoption of the ASU to have a material impact to our consolidated financial statements. Such impact is expected to relate primarily to our balance sheet, resulting from the initial recognition of lease liabilities and corresponding right-of-use assets for our population of operating leases, as well as enhanced disclosure of our leasing arrangements. We also expect the adoption of ASU No. 2016-02 to result in certain changes being made to our existing accounting policies and systems, business processes, and internal controls. For additional information, see Note 23—New Accounting Standards, in the Notes to Consolidated Financial Statements.

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

•	Potential disruption of our operations as a result of asset dispositions or acquisitions, including the diversion of management time and attention.
•	Our inability to deploy the net proceeds from any asset dispositions we undertake in the manner and timeframe we currently anticipate, if at all.
•	Our inability to liquidate the common stock issued to us by Cenovus Energy as part of our sale of certain assets in western Canada at prices we deem acceptable, or at all.
•	Our inability to obtain economical financing for development, construction or modification of facilities and general corporate purposes.
•	The operation and financing of our joint ventures.
•	The ability of our customers and other contractual counterparties to satisfy their obligations to us.
•	Our inability to realize anticipated cost savings and expenditure reductions.
•	The inability to collect payments when due under our settlement agreement with PDVSA.
•	The factors generally described in Item 1A—Risk Factors in our 2017 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the nine months ended September 30, 2018, does not differ materially from that discussed under Item 7A in our 2017 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2018, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President, Finance, Commercial and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President, Finance, Commercial and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively as of September 30, 2018.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the third quarter of 2018 and any material developments with respect to matters previously reported in ConocoPhillips’ 2017 Annual Report on Form 10-K. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were to be decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to U.S. Securities and Exchange Commission regulations.

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

Matters Previously Reported—ConocoPhillips

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

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2017 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 1-31, 2018	4,395,553	$70.49	4,395,553	$10,418
August 1-31, 2018	2,802,475	71.73	2,802,475	10,217
September 1-30, 2018	5,629,071	74.00	5,629,071	9,801

Total	12,827,099	$72.30	12,827,099	$9,801

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

October 30, 2018