Form 10-K
period 2018-12-31
CONOCOPHILLIPS
filed 2019-02-19
CIK 1163165

2018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number: 001-32395

ConocoPhillips

(Exact name of registrant as specified in its charter)

Delaware	01-0562944
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

925 N. Eldridge Parkway

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $69.62, was $80.9 billion.

The registrant had 1,134,404,094 shares of common stock outstanding at January 31, 2019.

Documents incorporated by reference:

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2019 (Part III)

PART I

Unless otherwise indicated, “the company,” “we,” “our,” “us” and “ConocoPhillips” are used in this report to refer to the businesses of ConocoPhillips and its consolidated subsidiaries. Items 1 and 2—Business and Properties, contain forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the headings “Risk Factors” beginning on page 20 and “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 76.

Items 1 and 2. BUSINESS AND PROPERTIES

CORPORATE STRUCTURE

ConocoPhillips is the world’s largest independent exploration and production (E&P) company, based on proved reserves and production of liquids and natural gas. Headquartered in Houston, Texas, we have operations and activities in 16 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; lower-risk conventional assets in North America, Europe, Asia and Australia; liquefied natural gas (LNG) developments; oil sands assets in Canada; and an inventory of global conventional and unconventional exploration prospects. At December 31, 2018, we employed approximately 10,800 people worldwide and had total assets of $70 billion.

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

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At December 31, 2018, our operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, Timor-Leste, Indonesia, Malaysia, Libya, China and Qatar.

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

	Millions of Barrels of Oil Equivalent
Net Proved Reserves at December 31	2018	2017	2016

Crude oil
Consolidated operations	2,533	2,322	2,047
Equity affiliates	78	83	88

Total Crude Oil	2,611	2,405	2,135

Natural gas liquids
Consolidated operations	349	354	457
Equity affiliates	42	45	47

Total Natural Gas Liquids	391	399	504

Natural gas
Consolidated operations	1,265	1,267	1,807
Equity affiliates	760	717	730

Total Natural Gas	2,025	1,984	2,537

Bitumen
Consolidated operations	236	250	159
Equity affiliates	-	-	1,089

Total Bitumen	236	250	1,248

Total consolidated operations	4,383	4,193	4,470
Total equity affiliates	880	845	1,954

Total company	5,263	5,038	6,424

Total production, including Libya, of 1,283 thousand barrels of oil equivalent per day (MBOED) decreased 7 percent in 2018 compared with 2017. The decrease in total average production primarily resulted from noncore asset dispositions, including the dispositions of our 50 percent nonoperated interest in the Foster Creek Christina Lake (FCCL) Partnership, as well as the majority of our western Canada gas assets, and our interest in the San Juan Basin in the Lower 48 in 2017; normal field decline; and higher unplanned downtime, including a third-party pipeline outage in Malaysia in 2018. The decrease in production was partly offset by growth from the Big 3 Unconventionals—Eagle Ford, Bakken and Delaware, development programs primarily in Europe and Alaska, and rampup of major projects in Asia Pacific.

Production excluding Libya was 1,242 MBOED in 2018 compared with 1,356 MBOED in 2017. The volume from closed dispositions was approximately 200 MBOED in 2017 and 15 MBOED in 2018. The volume from acquisitions was less than 10 MBOED in 2018. Our underlying production, which excludes the full-year impact of acquisitions, dispositions, and Libya, increased over 5 percent in 2018 compared with 2017.

Our worldwide annual average realized price was $53.88 per BOE in 2018, an increase of 37 percent compared with $39.19 per BOE in 2017, reflecting stronger marker prices as well as a shift in our portfolio toward a higher mix of crude oil and less of bitumen and natural gas. Our worldwide annual average crude oil price increased 31 percent in 2018, from $51.96 per barrel in 2017 to $68.13 per barrel in 2018. Additionally, our worldwide annual average natural gas liquids prices increased 21 percent, from $25.22 per barrel in 2017 to $30.48 per barrel in 2018. Our worldwide annual average natural gas price increased 39 percent, from $4.07 per MCF in 2017 to $5.65 per MCF in 2018. Average annual bitumen prices decreased 2 percent, from $22.66 per barrel in 2017 to $22.29 per barrel in 2018.

ALASKA

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas and natural gas liquids. We are the largest crude oil producer in Alaska and have major ownership interests in two of North America’s largest oil fields located on Alaska’s North Slope: Prudhoe Bay and Kuparuk. We also have a 100 percent interest in the Alpine Field, located on the Western North Slope. Additionally, we are one of Alaska’s largest owners of state, federal and fee exploration leases, with approximately 1.25 million net undeveloped acres at year-end 2018. Alaska operations contributed 23 percent of our worldwide liquids production and less than 1 percent of our natural gas production.

			2018
	Interest	Operator	Liquids MBD	*	Natural Gas MMCFD	**	Total MBOED

Average Daily Net Production
Greater Prudhoe Area	36.1%	BP	85		5		86
Greater Kuparuk Area***	91.4-94.7	ConocoPhillips	56		1		56
Western North Slope***	100.0	ConocoPhillips	44		-		44

Total Alaska			185		6		186

* Thousands of barrels per day.

**Millions of cubic feet per day.

*** Interest at December 31, 2018. See “Acquisitions” below for additional information.

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

We completed a transaction in the fourth quarter of 2018 which increased our interest in the Greater Kuparuk Area by 39.2 percent. Further discussion of the transaction is included in the “Acquisitions” section below.

Western North Slope

On the Western North Slope, we operate the Colville River Unit, which includes the Alpine Field and three satellite fields: Nanuq, Fiord and Qannik. Alpine is located 34 miles west of Kuparuk. In 2015, first oil was achieved at Alpine West CD5, a drill site which extends the Alpine reservoir west into the National Petroleum Reserve-Alaska (NPR-A). In 2018, we continued drilling additional wells using the available well slots on this pad.

The Greater Mooses Tooth Unit, the first unit established entirely within the NPR-A, was formed in 2008. In 2017, we began construction in the unit, which is currently planned to have two drill sites; Greater Mooses Tooth #1 (GMT-1) and Greater Mooses Tooth #2 (GMT-2). GMT-1 achieved first oil in the fourth quarter of 2018 and we expect first oil from GMT-2 in 2021.

We completed a transaction in the second quarter of 2018 to increase our interest in the Western North Slope from 78 percent to 100 percent. Further discussion of the transaction is included in the “Acquisitions” section below.

Alaska North Slope Gas

In 2016, we, along with affiliates of Exxon Mobil Corporation, BP p.l.c. and Alaska Gasline Development Corporation (AGDC), a state-owned corporation, completed preliminary front-end engineering and design (pre-FEED) technical work for a potential LNG project which would liquefy and export natural gas from Alaska’s North Slope and deliver it to market. In 2016, we, along with the affiliates of ExxonMobil and BP, indicated our intention not to progress into the next phase of the project due to changes in the economic environment. AGDC decided to continue progressing the project on its own and signed several Memorandums of Understanding with various potential LNG buyers in Asia. AGDC has also signed a Joint Development Agreement with Sinopec, CIC Capital and Bank of China, which was recently extended to June 30, 2019. In early January 2019, recently elected Governor Dunleavy appointed new members to AGDC’s board of directors who replaced AGDC’s president with an interim president. The Dunleavy administration has indicated they are interested in participation in the project by ConocoPhillips, ExxonMobil and BP. We remain willing to make our equity gas available for sale to the project at mutually agreed, commercially reasonable terms.

Exploration

Appraisal of the Willow Discovery, located in the northeast portion of the National Petroleum Reserve-Alaska, continued throughout 2018 with three appraisal wells. Additionally, the West Willow-1 exploration well, drilled in 2018, resulted in an oil discovery. In 2019, we will continue appraisal of the Willow and West Willow discoveries.

The Putu 2/2A and Stony Hill 1 wells were drilled in 2018 on state and federal leases, resulting in oil discoveries. In late 2018, we commenced appraisal of the Putu Discovery with a long reach well from existing Alpine CD4 infrastructure.

The Cairn 2S-315 Well was drilled in late 2018 from the 2S drill site on state leases in the Kuparuk River Unit. A flow test will commence in the first quarter of 2019.

A 3-D seismic survey was completed in 2018 over a 250-mile area on state lands. We are currently processing this data.

We were successful in the federal lease sale on the North Slope in the fourth quarter of 2018, where we were the high bidder on five tracts for a total of approximately 48,000 net acres.

Acquisitions

During the second quarter of 2018, we obtained regulatory approvals and completed a transaction we entered into with Anadarko Petroleum Corporation to acquire its 22 percent nonoperated interest in the Western North Slope of Alaska, as well as its interest in the Alpine Transportation Pipeline. In 2018, our Alaska segment net production included 7 MBOED associated with the additional interest acquired.

During the fourth quarter of 2018, we completed a transaction with BP to acquire their 39.2 percent nonoperated interest in the Greater Kuparuk Area, including their 38 percent interest in the Kuparuk Transportation Company in Alaska (Kuparuk Assets), and to sell a ConocoPhillips subsidiary to BP, which held 16.5 percent of our 24 percent interest in the BP-operated Clair Field in the United Kingdom. In 2018, our Alaska segment net production included 1 MBOED associated with the additional interest acquired in the Greater Kuparuk Area.

See Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions in the Notes to Consolidated Financial Statements, for additional information.

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

LOWER 48

The Lower 48 segment consists of operations located in the contiguous United States and the Gulf of Mexico. The Lower 48 business is organized within two regions covering the Gulf Coast and Great Plains. As a result of tight oil opportunities, we have directed our investments toward certain shorter cycle time, low cost of supply plays. We disposed of several noncore assets within the Lower 48 in 2018, including our interests in the Barnett and certain conventional assets in the Permian Basin. In 2017, we disposed of our interest in the San Juan Basin. We hold 10.3 million net onshore and offshore acres in the Lower 48. In 2018, the Lower 48 contributed 36 percent of our worldwide liquids production and 21 percent of our natural gas production.

				2018
	Interest		Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Eagle Ford	Various	%	Various	151	212	186
Gulf of Mexico	Various		Various	12	9	14
Gulf Coast—Other	Various		Various	3	8	4

Total Gulf Coast				166	229	204

Bakken	Various		Various	72	72	84
Permian	Various		Various	46	126	66
Anadarko Basin	Various		Various	4	59	14
Wyoming/Uinta	Various		Various	-	78	13
Barnett	*		Various	3	25	8
Niobrara	Various		Various	7	7	8

Total Great Plains				132	367	193

Total U.S. Lower 48				298	596	397

*See “Dispositions” below for additional information.

Onshore

We hold 10.3 million net acres of onshore conventional and unconventional acreage in the Lower 48, the majority of which is either held by production or owned by the company. Our unconventional holdings total approximately 1.6 million net acres in the following areas:

•	620,000 net acres in the Bakken, located in North Dakota and eastern Montana.
•	225,000 net acres in central Louisiana.
•	200,000 net acres in the Eagle Ford, located in South Texas.
•	145,000 net acres in the Permian, located in West Texas and southeastern New Mexico.
•	98,000 net acres in the Niobrara, located in northeastern Colorado.
•	340,000 net acres in other areas with unconventional potential.

The majority of our 2018 onshore production originated from the Big 3—Eagle Ford, Bakken and the Delaware in the Permian Basin. Onshore activities in 2018 were centered mostly on continued development of assets, with an emphasis on areas with low cost of supply, particularly in growing unconventional plays. Our major focus areas in 2018 included the following:

•

Eagle Ford—The Eagle Ford continued full-field development in 2018. We operated seven rigs on average in 2018, resulting in 166 operated wells drilled and 149 operated wells brought online. Production increased 40 percent in 2018 compared with 2017, averaging 186 MBOED and 133 MBOED, respectively.

•

Bakken—We operated an average of three rigs during the year in the Bakken. We continued our pad drilling with 51 operated wells drilled during the year and 85 operated wells brought online. Production increased 29 percent in 2018 compared with 2017, averaging 84 MBOED and 65 MBOED, respectively.

•

Permian Basin—The Permian Basin is an area where we are leveraging our conventional legacy position by utilizing new technology to improve the ultimate recovery and value from these fields. We hold approximately 800,000 net acres in the Permian, which includes 145,000 net unconventional acres. The Permian Basin produced 66 MBOED in 2018, increasing 6 percent compared to 2017, including 28 MBOED of unconventional production from the Delaware. We disposed of several noncore conventional assets throughout the year.

Dispositions

We completed the sale of our interests in the Barnett in the fourth quarter of 2018. Combined with the sale of several noncore conventional assets in the Permian Basin, production from the assets sold was 10 MBOED, approximately 3 percent of total Lower 48 production in 2018. For additional information on our asset dispositions, see Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions, in the Notes to Consolidated Financial Statements.

Gulf of Mexico

At year-end 2018, our portfolio of producing properties in the Gulf of Mexico primarily consisted of one operated field and three fields operated by co-venturers, totaling approximately 68,000 net acres, including:

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

In December 2017, we elected to withdraw from our Shenandoah leases. The withdrawal was effective February 17, 2018, substantially completing our exit from deepwater Gulf of Mexico.

•	Unconventional Exploration

Our onshore focus areas include the Niobrara in the Denver-Julesburg Basin, the Delaware in the Permian Basin, as well as several emerging plays such as the Louisiana Austin Chalk. We began acquiring early life-cycle acreage in the Austin Chalk in the fourth quarter of 2017, and currently hold approximately 225,000 net acres. We spud our first Austin Chalk well in late 2018 and plan to drill additional wells in 2019.

Facilities

Golden Pass LNG Terminal

We have a 12.4 percent ownership interest in the Golden Pass LNG Terminal and affiliated Golden Pass Pipeline, with a combined net book value of approximately $235 million at December 31, 2018. It is located adjacent to the Sabine-Neches Industrial Ship Channel northwest of Sabine Pass, Texas. The terminal became commercially operational in May 2011. We hold terminal and pipeline capacity for the receipt, storage and regasification of the LNG purchased from Qatar Liquefied Gas Company Limited (3) (QG3) and the transportation of regasified LNG to interconnect with major interstate natural gas pipelines. Utilization of the terminal has been and is expected to be limited, as market conditions currently favor the flow of LNG to European and Asian markets. In January 2019, we entered into agreements to sell our 12.4 percent ownership interest in Golden Pass LNG Terminal and the affiliated Golden Pass Pipeline. We have also entered into agreements to amend our contractual obligations for remaining use of the facilities. Completion of the sale is subject to regulatory approval.

Other

•

Lost Cabin Gas Plant—We operate and own a 46 percent interest in the Lost Cabin Gas Plant, a 246 million cubic-feet-per-day capacity natural gas processing facility in Lysite, Wyoming. The Plant is currently operating at less than capacity due to a fire in December 2018. Restoration efforts are ongoing and anticipated to continue throughout 2019. The expected production loss in 2019 is approximately 7 MBOED.

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

CANADA

Our Canadian operations mainly consist of an oil sands development in the Athabasca Region of northeastern Alberta and a liquids-rich unconventional play in western Canada. In 2018, operations in Canada contributed 8 percent of our worldwide liquids production and less than 1 percent of our natural gas production.

			2018
	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Bitumen MBD	Total MBOED

Average Daily Net Production
Surmont	50.0%	ConocoPhillips	-	-	66	66
Montney	100.0	ConocoPhillips	2	12	-	4

Total Canada			2	12	66	70

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Production from the assets sold was 103 MBOED, approximately 62 percent of the total Canada segment production in 2017. For additional information on our asset dispositions, see Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions, in the Notes to Consolidated Financial Statements.

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

The Surmont oil sands leases are located approximately 35 miles south of Fort McMurray, Alberta. Surmont is a 50/50 joint venture with Total S.A. The second phase of the Surmont project achieved first production in 2015 and reached peak production in 2018. We are focused on structurally lowering costs, reducing greenhouse gas intensity and optimizing asset performance.

Exploration

We hold exploration acreage in three areas of Canada: onshore western Canada, the Mackenzie Delta/Beaufort Sea Region and the Arctic Islands. Our primary exploration focus is on unconventional plays in western Canada.

We hold approximately 145,000 net acres in the emerging unconventional Montney play in northeast British Columbia and 207,000 net acres in Canol Northwest Territories. Our Montney activity in 2018 included drilling 13 horizontal wells, completing two horizontal wells and acquiring approximately 37,000 additional net acres. Appraisal drilling and completions activity will continue in 2019 to further explore the area’s resource potential.

EUROPE AND NORTH AFRICA

The Europe and North Africa segment consists of operations and exploration activities in Norway, the United Kingdom and Libya. In 2018, operations in Europe and North Africa contributed 19 percent of our worldwide liquids production and 18 percent of natural gas production.

Norway

			2018

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Greater Ekofisk Area	35.1%	ConocoPhillips	53	45	60
Heidrun	24.0	Equinor	12	25	16
Alvheim	20.0	Aker BP	11	11	13
Visund	9.1	Equinor	5	44	12
Troll	1.6	Equinor	2	60	12
Other	Various	Equinor	8	9	10

Total Norway			91	194	123

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

The Heidrun Field is located in the Norwegian Sea. Produced crude oil is stored in a floating storage unit and exported via shuttle tankers. Part of the natural gas is currently injected into the reservoir for optimization of crude oil production, some gas is transported for use as feedstock in a methanol plant in Norway, in which we own an 18 percent interest, and the remainder is transported to Europe via gas processing terminals in Norway.

The Alvheim Field is located in the northern part of the North Sea near the border with the U.K. sector, and consists of a floating production, storage and offloading (FPSO) vessel and subsea installations. Produced crude oil is exported via shuttle tankers, and natural gas is transported to the Scottish Area Gas Evacuation (SAGE) Terminal at St. Fergus, Scotland, through the SAGE Pipeline.

Visund is an oil and gas field located in the North Sea and consists of a floating drilling, production and processing unit, and subsea installations. Crude oil is transported by pipeline to a nearby third-party field for storage and export via tankers. The natural gas is transported to a gas processing plant at Kollsnes, Norway, through the Gassled transportation system.

The Troll Field lies in the northern part of the North Sea and consists of the Troll A, B and C platforms. The natural gas from Troll A is transported to Kollsnes, Norway. Crude oil from floating platforms Troll B and Troll C is transported to Mongstad, Norway, for storage and export.

We also have varying ownership interests in two other producing fields in the Norway sector of the North Sea, as well as the Aasta Hansteen development in the Norwegian Sea, which achieved first production in December 2018.

Exploration

In 2018, we participated in the Gekko appraisal well and sidetrack in the Alvheim Area of the North Sea and encountered hydrocarbons. The Gekko Discovery is currently under evaluation as a future tie-in to the Alvheim Facility. In 2018, we were awarded six new exploration licenses; PL911, PL912, PL917, PL919, PL935 and PL938; and one acreage addition, PL775B.

Transportation

We own a 35.1 percent interest in the Norpipe Oil Pipeline System, a 220-mile pipeline which carries crude oil from Ekofisk to a crude oil stabilization and natural gas liquids processing facility in Teesside, England.

United Kingdom

				2018

	Interest		Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Britannia	58.7%		ConocoPhillips	3	74	15
Britannia Satellites	26.3–93.8	*	ConocoPhillips	12	92	27
J-Area	32.5–36.5		ConocoPhillips	9	57	19
Clair	7.5	**	BP	6	1	6
East Irish Sea	100.0		Spirit Energy	-	30	5
Southern North Sea	Various		ConocoPhillips	-	22	4
Other	Various		Various	-	5	1

Total United Kingdom				30	281	77

*Includes the Chevron-operated Alder Field, ConocoPhillips equity interest is 26.3 percent. **See dispositions below for additional information.

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

The J-Area consists of the Judy/Joanne, Jade and Jasmine fields, located in the U.K. Central North Sea. The J-Area gas is processed on the Judy Platform and transported through the Central Area Transmission System Pipeline, while liquids are transported to Teesside through the Norpipe system. Continued development drilling in the J-Area will provide additional volumes in the coming years as wells are brought online.

We have various ownership interests in several gas fields in the Rotliegendes and Carboniferous areas of the Southern North Sea. Production ceased in August 2018, and decommissioning activity in the Southern North Sea is ongoing. Our interests in the East Irish Sea include the Millom, Dalton and Calder fields, which are operated on our behalf by a third party.

We own a 7.5 percent interest in the Clair Field, located in the Atlantic Margin. We completed the sale of a subsidiary holding a 16.5 percent interest in the Clair Field in December 2018 to BP. See the “Disposition” section below for more information. Clair Ridge is the second phase of development for the Clair Field and is comprised of a 36-slot drilling and production facility with a bridge-linked accommodation and utilities platform. The new facilities tie into existing oil and gas export pipelines to the Shetland Islands. First production for Clair Ridge was achieved in November 2018.

Exploration

In 2018, we drilled the Jasmine 2A exploration well. The well encountered insufficient hydrocarbons and was expensed as a dry hole. In 2018, we were awarded two new exploration licenses in the J-Area, P2399 and P2456.

Transportation

We operate the Teesside oil and Theddlethorpe gas terminals in which we have 40.25 percent and 50 percent ownership interests, respectively. Decommissioning activity is ongoing at the Theddlethorpe gas terminal following cessation of production in the Southern North Sea. We also have a 100 percent ownership interest in the Rivers Gas Terminal, operated by a third party.

Disposition

In the fourth quarter of 2018, we completed a transaction to sell a ConocoPhillips subsidiary, which held 16.5 percent of our 24 percent interest in the BP-operated Clair Field in the United Kingdom to BP, and acquire their nonoperated interest in the Kuparuk Assets in Alaska. In 2018, our Europe and North Africa segment net production associated with the disposed 16.5 percent interest in the Clair Field was approximately 5 MBOED. See Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions in the Notes to Consolidated Financial Statements, for additional information.

Libya

			2018

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Waha Concession	16.3%	Waha Oil Co.	36	28	41

Total Libya			36	28	41

The Waha Concession consists of multiple concessions and encompasses nearly 13 million gross acres in the Sirte Basin. Our production operations in Libya and related oil exports have periodically been interrupted over the last several years due to the shutdown of the Es Sider crude oil export terminal. In 2018, we had 21 crude liftings from Es Sider. We expect a gradual, continued rampup in activity.

ASIA PACIFIC AND MIDDLE EAST

The Asia Pacific and Middle East segment has exploration and production operations in China, Indonesia, Malaysia and Australia and producing operations in Qatar and Timor-Leste. In 2018, operations in the Asia Pacific and Middle East segment contributed 14 percent of our worldwide liquids production and 60 percent of natural gas production.

Australia and Timor Sea

			2018

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Australia Pacific LNG	37.5%	ConocoPhillips/ Origin Energy	-	660	110
Bayu-Undan	56.9	ConocoPhillips	7	240	47
Athena/Perseus	50.0	ExxonMobil	-	35	6

Total Australia and Timor Sea			7	935	163

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

Two fully subscribed 4.5-million-metric-tonnes-per-year LNG trains have been completed. Approximately 3,900 net wells are ultimately expected to supply both the domestic gas market and the LNG sales contracts.    The wells are supported by gathering systems, central gas processing and compression stations, water treatment facilities, and an export pipeline connecting the gas fields to the LNG facilities. The first APLNG Train 1 cargo sailed in January 2016, and APLNG Train 2 achieved first production in the third quarter of 2016. The LNG is being sold to Sinopec under 20-year sales agreements for 7.6 million metric tonnes of LNG per year, and Japan-based Kansai Electric Power Co., Inc. under a 20-year sales agreement for approximately 1 million metric tonnes of LNG per year.

APLNG has an $8.5 billion project finance facility, which was fully drawn down and had an outstanding balance of $7.2 billion at December 31, 2018. In September 2018, APLNG successfully refinanced $1.4 billion of the project finance facility for a lower cost United States Private Placement (USPP) bond facility. Project finance interest payments are bi-annual, concluding September 2030.

For additional information, see Note 3—Variable Interest Entities (VIEs), Note 6—Investments, Loans and Long-Term Receivables, and Note 12—Guarantees, in the Notes to Consolidated Financial Statements.

Bayu-Undan

The Bayu-Undan gas condensate field is located in the Timor Sea Joint Petroleum Development Area between Timor-Leste and Australia. We also operate and own a 56.9 percent interest in the associated Darwin LNG Facility, located at Wickham Point, Darwin.

The Bayu-Undan natural gas recycle facility processes wet gas; separates, stores and offloads condensate, propane and butane; and re-injects dry gas back into the reservoir. In addition, a 310-mile natural gas pipeline connects the facility to the 3.5-million-metric-tonnes-per-year capacity Darwin LNG Facility. Produced natural gas is piped to the Darwin LNG Plant, where it is converted into LNG before being transported to international markets. In 2018, we sold 157 billion gross cubic feet of LNG primarily to utility customers in Japan.

A continuation of the Bayu-Undan Phase Three Development consisting of one subsea and two platform wells was completed with all three wells producing by November 2018.

Athena/Perseus

The Athena production license (WA-17-L) in which ConocoPhillips has a 50 percent working interest is located offshore Western Australia and contains part of the Perseus Field which straddles the boundary with WA-1-L, an adjoining license area. The production entitlement to natural gas produced from WA-17-L is forecast to end in the fourth quarter of 2019.

Greater Sunrise

In the fourth quarter of 2018, we entered into an agreement to sell our 30 percent interest in the Greater Sunrise Fields to the government of Timor-Leste for $350 million, subject to customary adjustments. The transaction is conditional on the funding approval from the Timor-Leste government as well as regulatory approvals.

Exploration

We operate three exploration permits in the Browse Basin, offshore northwest Australia, in which we own a 40 percent interest in permits WA-315-P, WA-398-P and TP 28, of the Greater Poseidon Area. The TP 28 Western Australia State exploration permit was granted for five years from January 2017, with a 40 percent working interest and was excised from the existing permits as agreed between state and federal regulators. Phase I of the Browse Basin drilling campaign in 2009/2010 resulted in three discoveries in the Greater Poseidon Area: Poseidon-1, Poseidon-2 and Kronos-1. Phase II of the drilling campaign resulted in five additional discoveries: Boreas-1, Zephyros-1, Proteus-1 SD2, Poseidon-North-1 and Pharos-1. All wells have been plugged and abandoned.

We operate two retention leases in the Bonaparte Basin, offshore northern Australia, where we own a 37.5 percent interest in leases NT/RL5 and NT/RL6, containing the Barossa and Caldita discoveries. A 3-D seismic survey was completed over the Barossa and Caldita fields in 2016. The drilling of the Barossa-5A and Barossa-6 appraisal wells was completed in 2017 with good quality, gas-bearing reservoir intersected at both. Additionally, the retention lease over the Barossa Field was renewed during 2017. In April 2018, Barossa entered the front-end engineering and design (FEED) phase of development which will continue through 2019. During the FEED phase, costs and the technical definition for the project will be finalized, gas and condensate sales agreements progressed, and access arrangements negotiated with the owners of the Darwin LNG Facility and Bayu-Darwin Pipeline.

Indonesia

			2018

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
South Sumatra	45.0–54.0%	ConocoPhillips	2	309	53

Total Indonesia			2	309	53

We operate three production sharing contracts (PSC) in Indonesia: The Corridor Block and South Jambi “B,” both located in South Sumatra, and Kualakurun in Central Kalimantan. Currently, there is production from the Corridor Block.

South Sumatra

The Corridor PSC consists of five oil fields and seven natural gas fields in various stages of development. Natural gas is supplied from the Grissik and Suban gas processing plants to the Duri steamflood in central Sumatra and to markets in Singapore, Batam and West Java. Production from the South Jambi “B” PSC has reached depletion and field development has been suspended. This PSC will expire in January 2020.

Exploration

We have a 60 percent working interest in the Kualakurun PSC, located in Central Kalimantan, which was signed in May 2015. This block has an area of approximately 1.4 million gross acres. Technical evaluation is on-going to determine the block’s potential.

Transportation

We are a 35 percent owner of a consortium company that has a 40 percent ownership in PT Transportasi Gas Indonesia, which owns and operates the Grissik to Duri and Grissik to Singapore natural gas pipelines.

China

			2018

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Penglai	49.0%	CNOOC	30	-	30
Panyu	24.5	CNOOC	6	-	6

Total China			36	-	36

The Penglai 19-3, 19-9 and 25-6 fields are located in Bohai Bay Block 11/05. Production from Phase 1 development of the Penglai 19-3 Field began in 2002. Phase 2, which included six additional wellhead platforms and an FPSO vessel, was fully operational by 2009.

As part of further development of the Penglai 19-9 Field, the new wellhead platform J Project, which anticipates 62 wells, is progressing according to schedule, with 36 wells completed and brought online through December 2018.

The Penglai 19-3/19-9 Phase 3 Project was sanctioned in December 2015. This project consists of three new wellhead platforms and a central processing platform. First oil from Phase 3 was achieved in 2018.

In December 2018, we sanctioned the Penglai 25-6 Phase 4A Project. This project consists of one new wellhead platform and anticipates 62 new wells. First production is expected in 2021.

The Panyu development, located in Block 15/34 in the South China Sea, is comprised of three oil fields: Panyu 4-2, Panyu 5-1 and Panyu 11-6. The production period for Panyu 4-2, 5-1 and 11-6 will expire in 2019.

Exploration

In 2018, we participated in one successful appraisal well in the Bohai Penglai Field. We continued the Penglai full-field 3-D seismic program, covering existing and future development opportunities. The program is expected to complete in 2019.

Malaysia

			2018

	Interest	Operator	Liquids MBD	Natural Gas MMCFD	Total MBOED

Average Daily Net Production
Siakap North-Petai	21.0%	Murphy	2	1	2
Gumusut	29.0	Shell	25	-	25
KBB	30.0	KPOC	1	41	8
Malikai	35.0	Shell	19	-	19

Total Malaysia			47	42	54

We own interests in six PSCs in Malaysia. Three are located off the eastern Malaysian state of Sabah: Block G, Block J and the Kebabangan Cluster (KBBC). Three other blocks, Block SK304, Block SK313 and Block WL4-00 are located off the eastern Malaysian state of Sarawak.

Block G

We have a 21 percent interest in the unitized Siakap North-Petai oil field, which began producing in the first quarter of 2014.

We own a 35 percent interest in Malikai. The field achieved first production in December 2016, ramping to peak production in 2018. The KMU-1 exploration well was completed and started producing in 2018.

Block J

First production from the Gumusut Field occurred from an early production system in 2012. Production from a permanent, semi-submersible floating production vessel was achieved in October 2014. Our ownership in the Gumusut Field is currently at 29 percent following the finalization of the Malaysia-Brunei unitization and a redetermination of the Block J and Block K Malaysia Unit, both in 2017. The drilling of the Gemilang-1 exploration well in Block J is complete and the results are under review. Gumusut Phase 2 infill drilling and first oil from Phase 2 are expected in 2019.

KBBC

We have a 30 percent interest in the KBBC PSC. Development of the KBB gas field commenced in 2011, and first production was achieved in November 2014. Production in 2018 was impacted by unplanned downtime related to the rupture of a third-party pipeline which carries gas production from the Kebabangan gas field to market. Development options for the Kamunsu East gas field are being evaluated.

Exploration

In the fourth quarter of 2016, we entered into a farm-in agreement to acquire a 50 percent interest in Block SK 313, a 1.4 million gross-acre exploration block, effective January 2017. Following completion of the Sadok-1 exploration well in January 2017, we assumed operatorship of the block from PETRONAS.

We were awarded Block WL4-00, which encompasses 0.6 million gross acres, in January 2017. We have a 50 percent operated interest in this block which includes the Salam-1 oil discovery.

We completed a 3-D seismic survey in Block SK 313 and Block WL4-00 in 2017. Two wells were drilled in Block WL4-00 in 2018 and discovered hydrocarbons. Further exploration drilling is expected to occur in 2019.

We were awarded Block SK304 in May 2018, which encompasses 2.1 million gross acres. We completed a 3-D seismic survey in this block in 2018.

Brunei

Exploration

In October 2018, we assigned our 6.25 percent working interest in the deepwater Block CA-2 PSC to Brunei National Petroleum Company Sendirian Berhad.

Qatar

			2018

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

Colombia

Exploration

We have an 80 percent operated interest in the Middle Magdalena Basin Block VMM-3. The block extends over approximately 67,000 net acres and contains the Picoplata-1 Well, which completed drilling in 2015 and testing in 2017. Plug and abandonment activity started during 2018 and is expected to continue into 2019. In addition, we have an 80 percent working interest in the VMM-2 Block which extends over approximately 58,000 net acres and is contiguous to the VMM-3 Block. Community engagement and environmental permitting activities are expected to continue in 2019.

Chile

Exploration

We have a 49 percent interest in the Coiron Block located in the Magallanes Basin in southern Chile.

Argentina

Exploration

We received government approval in January 2019 for a 50 percent nonoperated interest in the El Turbio Este Block in the Austral Basin.

Venezuela and Ecuador

For discussion of our contingencies in Venezuela and Ecuador, see Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

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

Subsea Well Response Project (SWRP)

In 2011, we, along with several leading oil and gas companies, launched the SWRP, a non-profit organization based in Stavanger, Norway, which was created to enhance the industry’s capability to respond to international subsea well control incidents. Through collaboration with Oil Spill Response Limited, a non-profit organization in the United Kingdom, subsea well intervention equipment is available for the industry to use in the event of a subsea well incident. This complements the work being undertaken in the United States by MWCC and provides well capping and containment capability outside the United States.

Oil Spill Response Removal Organizations (OSROs)

We maintain memberships in several OSROs across the globe as a key element of our preparedness program in addition to internal response resources. Many of the OSROs are not-for-profit cooperatives owned by the member companies wherein we may actively participate as a member of the board of directors, steering committee, work group or other supporting role. Globally, our primary OSRO is Oil Spill Response Ltd. based in the United Kingdom, with facilities in several other countries and the ability to respond anywhere in the world. In North America, our primary OSROs include the Marine Spill Response Corporation for the continental United States and Alaska Clean Seas and Ship Escort/Response Vessel System for the Alaska North Slope and Prince William Sound, respectively. Internationally, we maintain memberships in various regional OSROs including the Norwegian Clean Seas Association for Operating Companies, Australian Marine Oil Spill Center and Petroleum Industry of Malaysia Mutual Aid Group.

Technology

We have several technology programs that improve our ability to develop unconventional reservoirs, produce heavy oil economically with fewer emissions, improve the efficiency of our company’s exploration program, increase recoveries from our legacy fields, and implement sustainability measures.

Our Optimized Cascade® LNG liquefaction technology business continues to be successful with the demand for new LNG plants. The technology has been licensed for use in 26 LNG trains around the world, with feasibility studies ongoing for additional trains.

RESERVES

We have not filed any information with any other federal authority or agency with respect to our estimated total proved reserves at December 31, 2018. No difference exists between our estimated total proved reserves for year-end 2017 and year-end 2016, which are shown in this filing, and estimates of these reserves shown in a filing with another federal agency in 2018.

DELIVERY COMMITMENTS

We sell crude oil and natural gas from our producing operations under a variety of contractual arrangements, some of which specify the delivery of a fixed and determinable quantity. Our commercial organization also enters into natural gas sales contracts where the source of the natural gas used to fulfill the contract can be the spot market or a combination of our reserves and the spot market. Worldwide, we are contractually committed to deliver approximately 1.5 trillion cubic feet of natural gas, including approximately 243 billion cubic feet related to the noncontrolling interests of consolidated subsidiaries, and 73 million barrels of crude oil in the future. These contracts have various expiration dates through the year 2029. We expect to fulfill the majority of these delivery commitments with proved developed reserves. In addition, we anticipate using proved undeveloped reserves and spot market purchases to fulfill any remaining commitments. See the disclosure on “Proved Undeveloped Reserves” in the “Oil and Gas Operations” section following the Notes to Consolidated Financial Statements, for information on the development of proved undeveloped reserves.

COMPETITION

We compete with private, public and state-owned companies in all facets of the E&P business. Some of our competitors are larger and have greater resources. Each of our segments is highly competitive, with no single competitor, or small group of competitors, dominating.

We compete with numerous other companies in the industry, including state-owned companies, to locate and obtain new sources of supply and to produce oil, bitumen, natural gas liquids and natural gas in an efficient, cost-effective manner. Based on statistics published in the September 3, 2018, issue of the Oil and Gas Journal, we were the third-largest U.S.-based oil and gas company in worldwide natural gas and liquids production and worldwide liquids reserves in 2017. We deliver our production into the worldwide commodity markets. Principal methods of competing include geological, geophysical and engineering research and technology; experience and expertise; economic analysis in connection with portfolio management; and safely operating oil and gas producing properties.

GENERAL

At the end of 2018, we held a total of 814 active patents in 50 countries worldwide, including 333 active U.S. patents. During 2018, we received 29 patents in the United States and 67 foreign patents. Our products and processes generated licensing revenues of $53 million related to activity in 2018. The overall profitability of any business segment is not dependent on any single patent, trademark, license, franchise or concession.

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

The environmental information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 65 through 69 under the captions “Environmental” and “Climate Change” is incorporated herein by reference. It includes information on expensed and capitalized environmental costs for 2018 and those expected for 2019 and 2020.

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

Item 1A. RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. These risk factors are not the only risks we face. Our business could also be affected by additional risks and uncertainties not currently known to us or that we currently consider to be immaterial. If any of these risks were to occur, our business, operating results and financial condition, as well as the value of an investment in our common stock could be adversely affected.

Our operating results, our future rate of growth and the carrying value of our assets are exposed to the effects of changing commodity prices.

Prices for crude oil, bitumen, natural gas, natural gas liquids and LNG can fluctuate widely. Globally, prices for crude oil, bitumen, natural gas, natural gas liquids and LNG have experienced significant declines from their historic levels during 2013 and 2014, with excess of supply relative to global demand leading to global inventory builds. Although commodity prices began to rise in 2018, there was a sharp drop in crude oil prices in the fourth quarter of 2018, ending 2018 lower than where they started at the beginning of the year for the first time since 2015. Given volatility in commodity price drivers and the worldwide economic environment generally, price trends may continue to be volatile.

Our revenues, operating results and future rate of growth are highly dependent on the prices we receive for our crude oil, bitumen, natural gas, natural gas liquids and LNG. The factors influencing these prices are beyond our control.

Lower crude oil, bitumen, natural gas, natural gas liquids and LNG prices may have a material adverse effect on our revenues, operating income, cash flows and liquidity, and on the amount of dividends we elect to declare and pay on our common stock. Lower prices may also limit the amount of reserves we can produce economically, adversely affecting our proved reserves and reserve replacement ratio, and accelerating the reduction in our existing reserve levels as we continue production from upstream fields.

Significant reductions in crude oil, bitumen, natural gas, natural gas liquids and LNG prices could also require us to reduce our capital expenditures, impair the carrying value of our assets or discontinue the classification of certain assets as proved reserves. In the past three years, we recognized several impairments, which are described in Note 9—Impairments and the “APLNG” section of Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements. If commodity prices remain low relative to their historic levels, and as we continue to optimize our investments and exercise capital flexibility, it is reasonably likely we will incur future impairments to long-lived assets used in operations, investments in nonconsolidated entities accounted for under the equity method and unproved properties. Although it is not reasonably practicable to quantify the impact of any future impairments at this time, our results of operations could be adversely affected as a result.

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

We expect to continue to pay quarterly distributions to our stockholders; however, our Board of Directors may determine that our funds generated by operations, after deducting operating expenses, are not sufficient to pay our desired levels of distributions to our stockholders or to pay distributions to our stockholders at all.

Additionally, our Board of Directors has authorized a $15 billion share repurchase program, of which $9 billion of repurchase authority remained as of December 31, 2018. Our share repurchase program does not obligate us to acquire a specific number of shares during any period, and our decision to commence, discontinue or resume repurchases in any period will depend on the same factors that our Board of Directors may consider when declaring distributions, among others.

Any downward revision in the amount of distributions we pay to stockholders or the number of shares we purchase under our share repurchase program could have an adverse effect on the market price of our common stock.

We may need additional capital in the future, and it may not be available on acceptable terms.

We have historically relied primarily upon cash generated by our operations to fund our operations and strategy; however, we have also relied from time to time on access to the debt and equity capital markets for funding. There can be no assurance that additional debt or equity financing will be available in the future on acceptable terms, or at all. In addition, although we anticipate we will be able to repay our existing indebtedness when it matures or in accordance with our stated plans, there can be no assurance we will be able to do so. Our ability to obtain additional financing, or refinance our existing indebtedness when it matures or in accordance with our plans, will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt. If we are unable to generate sufficient funds from operations or raise additional capital for any reason, our business could be adversely affected.

In addition, we are regularly evaluated by the major rating agencies based on a number of factors, including our financial strength and conditions affecting the oil and gas industry generally. For example, due to the significant decline in prices for crude oil, bitumen, natural gas, natural gas liquids and LNG in 2015, and the expectation that these prices could remain depressed, the major ratings agencies conducted a review of the oil and gas industry and downgraded our debt ratings and those of several companies operating in the industry in 2016. Any downgrade in our credit rating or announcement that our credit rating is under review for possible downgrade could increase the cost associated with any additional indebtedness we incur.

Our business may be adversely affected by deterioration in the credit quality of, or defaults under our contracts with, third parties with whom we do business.

The operation of our business requires us to engage in transactions with numerous counterparties operating in a variety of industries, including other companies operating in the oil and gas industry. These counterparties may default on their obligations to us as a result of operational failures or a lack of liquidity, or for other reasons, including bankruptcy. Market speculation about the credit quality of these counterparties, or their ability to continue performing on their existing obligations, may also exacerbate any operational difficulties or liquidity issues they are experiencing, particularly as it relates to other companies in the oil and gas industry as a result of the volatility in commodity prices. Any default by any of our counterparties may result in our inability to perform our obligations under agreements we have made with third parties or may otherwise adversely affect our business or results of operations. In addition, our rights against any of our counterparties as a result of a default may not be adequate to compensate us for the resulting harm caused or may not be enforceable at all in some circumstances. We may also be forced to incur additional costs as we attempt to enforce any rights we have against a defaulting counterparty, which could further adversely impact our results of operations.

In particular, in August 2018, we entered into a settlement agreement with Petróleos de Venezuela, S.A. (PDVSA) providing for the payment of approximately $2 billion over a five-year period in connection with an arbitration award issued by the International Chamber of Commerce (ICC) Tribunal in favor of ConocoPhillips on a contractual dispute arising from Venezuela’s expropriation of our interests in the Petrozuata and Hamaca heavy oil ventures and other pre-expropriation fiscal measures. We collected approximately $0.4 billion of the $2 billion settlement in 2018. If PDVSA were to default on any of its remaining payment obligations under this agreement, we may be forced to incur additional costs as we seek to recover any unpaid amounts under the agreement.

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

Our business is subject to numerous laws and regulations relating to the protection of the environment, which are expected to continue to have an increasing impact on our operations in the United States and in other countries in which we operate. For a description of the most significant of these environmental laws and regulations, see the “Contingencies—Environmental” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. These laws and regulations continue to increase in both number and complexity and affect our operations with respect to, among other things:

•	Permits required in connection with exploration, drilling, production and other activities.
•	The discharge of pollutants into the environment.
•	Emissions into the atmosphere, such as nitrogen oxides, sulfur dioxide, mercury and greenhouse gas emissions.
•	Carbon taxes.
•	The handling, use, storage, transportation, disposal and cleanup of hazardous materials and hazardous and nonhazardous wastes.
•	The dismantlement, abandonment and restoration of our properties and facilities at the end of their useful lives.
•	Exploration and production activities in certain areas, such as offshore environments, arctic fields, oil sands reservoirs and tight oil plays.

We have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of these laws and regulations. Any failure by us to comply with existing or future laws, regulations and other requirements could result in administrative or civil penalties, criminal fines, other enforcement actions or third-party litigation against us. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, our business, financial condition, results of operations and cash flows in future periods could be materially adversely affected.

Existing and future laws, regulations and initiatives relating to global climate change, such as limitations on greenhouse gas emissions, may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products.

Continuing political and social attention to the issue of global climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards and incentives or mandates for renewable energy. For example, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris that prepared an agreement requiring member countries to review and represent a progression in their intended greenhouse gas emission reduction goals every five years beginning in 2020. While the United States announced its intention to withdraw from the Paris Agreement, there is no guarantee that the commitments made by the United States will not be implemented, in whole or in part, by U.S. state and local governments or by major corporations headquartered in the United States. In addition, our operations continue in countries around the world which are party to, and have not announced an intent to withdraw from, the Paris Agreement. The implementation of current agreements and regulatory measures, as well as any future agreements or measures addressing climate change and greenhouse gas emissions, may adversely impact the demand for our products, impose taxes on our products or operations or require us to purchase emission credits or reduce emission of greenhouse gases from our operations. As a result, we may experience declines in commodity prices or incur substantial capital expenditures and compliance, operating, maintenance and remediation costs, any of which may have an adverse effect on our business and results of operations.

Furthermore, increasing attention to global climate change has resulted in an increased likelihood of governmental investigations and private litigation, which could increase our costs or otherwise adversely affect our business. In 2017 and 2018, cities, counties, a state government, and a trade association in California, New York, Washington, Rhode Island and Maryland have filed lawsuits against several oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. ConocoPhillips is vigorously defending against these lawsuits. The ultimate outcome and impact to us cannot be predicted with certainty, and we could incur substantial legal costs associated with defending these and similar lawsuits in the future.

In addition, although our business operations are designed and operated to accommodate expected climatic conditions, to the extent there are significant changes in the earth’s climate, such as more severe or frequent weather conditions in the markets where we operate or the areas where our assets reside, we could incur increased expenses, our operations could be adversely impacted, and demand for our products could fall. For more information on legislation or precursors for possible regulation relating to global climate change that affect or could affect our operations and a description of the company’s response, see the “Contingencies—Climate Change” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Domestic and worldwide political and economic developments could damage our operations and materially reduce our profitability and cash flows.

Actions of the U.S., state, local and foreign governments, through sanctions, tax and other legislation, executive order and commercial restrictions, could reduce our operating profitability both in the United States and abroad. In certain locations, governments have imposed or proposed restrictions on our operations; special taxes or tax assessments; and payment transparency regulations that could require us to disclose competitively sensitive information or might cause us to violate non-disclosure laws of other countries.

One area subject to significant political and regulatory activity is the use of hydraulic fracturing, an essential completion technique that facilitates production of oil and natural gas otherwise trapped in lower permeability rock formations. A range of local, state, federal and national laws and regulations currently govern or, in some hydraulic fracturing operations, prohibit hydraulic fracturing in some jurisdictions. Although hydraulic fracturing has been conducted for many decades, a number of new laws, regulations and permitting requirements are under consideration by the U.S. Environmental Protection Agency (EPA) and others which could result in increased costs, operating restrictions, operational delays or limit the ability to develop oil and natural gas resources. Certain jurisdictions in which we operate, including state and local governments in Colorado, have adopted or are considering regulations that could impose new or more stringent permitting, disclosure or other regulatory requirements on hydraulic fracturing or other oil and natural-gas operations, including subsurface water disposal. In addition, certain interest groups have also proposed ballot initiatives and constitutional amendments designed to restrict oil and natural-gas development generally and hydraulic fracturing in particular. For example, in 2018, Colorado voters rejected Proposition 112, a Colorado ballot initiative that would have drastically limited the use of hydraulic fracturing in Colorado. In the event that ballot initiatives, local or state restrictions or prohibitions are adopted and result in more stringent limitations on the production and development of oil and natural gas in areas where we conduct operations, we may incur significant costs to comply with such requirements or may experience delays or curtailment in the permitting or pursuit of exploration, development or production activities. Such compliance costs and delays, curtailments, limitations or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition and liquidity.

The U.S. government can also prevent or restrict us from doing business in foreign countries. These restrictions and those of foreign governments have in the past limited our ability to operate in, or gain access to, opportunities in various countries. Actions by host governments, such as the expropriation of our oil assets by the Venezuelan government, have affected operations significantly in the past and may continue to do so in the future. Changes in domestic and international regulations may affect our ability to collect payments such as those pertaining to the settlement with PDVSA or to obtain or maintain permits, including those necessary for drilling and development of wells in various locations.

Local political and economic factors in international markets could have a material adverse effect on us. Approximately 55 percent of our hydrocarbon production was derived from production outside the United States in 2018, and 41 percent of our proved reserves, as of December 31, 2018, were located outside the United States. We are subject to risks associated with operations in international markets, including changes in foreign governmental policies relating to crude oil, natural gas, bitumen, natural gas liquids or LNG pricing and taxation, other political, economic or diplomatic developments (including the effect of international trade discussion and disputes), changing political conditions and international monetary and currency rate fluctuations. In particular, some countries where we operate lack well-developed legal systems or have not adopted clear legal and regulatory frameworks for oil and gas exploration and production. This lack of legal certainty exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as expropriations.

Our business may be adversely affected by price controls, government-imposed limitations on production of crude oil, bitumen, natural gas and natural gas liquids, or the unavailability of adequate gathering, processing, compression, transportation, and pipeline facilities and equipment for our production of crude oil, bitumen, natural gas and natural gas liquids.

As discussed above, our operations are subject to extensive governmental regulations. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil, bitumen, natural gas and natural gas liquids wells below actual production capacity. Because legal requirements are frequently changed and subject to interpretation, we cannot predict whether future restrictions on our business may be enacted or become applicable to us.

Our ability to sell and deliver the crude oil, bitumen, natural gas, natural gas liquids and LNG that we produce also depends on the availability, proximity, and capacity of gathering, processing, compression, transportation and pipeline facilities and equipment, as well as any necessary diluents to prepare our crude oil, bitumen, natural gas, natural gas liquids and LNG for transport. The facilities, equipment and diluents we rely on may be temporarily unavailable to us due to market conditions, extreme weather events, regulatory reasons, mechanical reasons or other factors or conditions, many of which are beyond our control. In addition, in certain newer plays, the capacity of necessary facilities, equipment and diluents may not be sufficient to accommodate production from existing and new wells, and construction and permitting delays, permitting costs and regulatory or other constraints could limit or delay the construction, manufacture or other acquisition of new facilities and equipment. If any facilities, equipment or diluents, or any of the transportation methods and channels that we rely on become unavailable for any period of time, we may incur increased costs to transport our crude oil, bitumen, natural gas, natural gas liquids and LNG for sale or we may be forced to curtail our production of crude oil, bitumen, natural gas, natural gas liquids or LNG.

Our investments in joint ventures decrease our ability to manage risk.

We conduct many of our operations through joint ventures in which we may share control with our joint venture partners. There is a risk our joint venture participants may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture partners may be unable to meet their economic or other obligations and we may be required to fulfill those obligations alone. Failure by us, or an entity in which we have a joint venture interest, to adequately manage the risks associated with any operations, acquisitions or dispositions could have a material adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations.

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

Our technologies, systems and networks may be subject to cyber attacks.

Our business, like others within the oil and gas industry, has become increasingly dependent on digital technologies, some of which are managed by third-party service providers on whom we rely to help us collect, host or process information. Among other activities, we rely on digital technology to estimate oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information and communicate with employees and third parties. As a result, we face various cyber security threats such as attempts to gain unauthorized access to, or control of, sensitive information about our operations and our employees, attempts to render our data or systems (or those of third parties with whom we do business) corrupted or unusable, threats to the security of our facilities and infrastructure as well as those of third parties with whom we do business and attempted cyber terrorism.

In addition, computers control oil and gas production, processing equipment and distribution systems globally and are necessary to deliver our production to market. A disruption, failure or a cyber breach of these operating systems, or of the networks and infrastructure on which they rely, many of which are not owned or operated by us, could damage critical production, distribution or storage assets, delay or prevent delivery to markets or make it difficult or impossible to accurately account for production and settle transactions.

Although we have experienced occasional, actual or attempted breaches of our cyber security, none of these breaches have had a material effect on our business, operations or reputation. As cyber attacks continue to evolve, we must continually expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities detected. Our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure may result in increased costs. Despite our ongoing investments in security resources, talent and business practices, we are unable to assure that any security measures will be effective.

If our systems and infrastructure were to be breached, damaged or disrupted, we could be subject to serious negative consequences, including disruption of our operations, damage to our reputation, a loss of counterparty trust, reimbursement or other costs, increased compliance costs, significant litigation exposure and legal liability or regulatory fines, penalties or intervention. Any of these could materially and adversely affect our business, results of operations or financial condition. Although we have business continuity plans in place, our operations may be adversely affected by significant and widespread disruption to our systems and infrastructure that support our business. While we continue to evolve and modify our business continuity plans, there can be no assurance that they will be effective in avoiding disruption and business impacts. Further, our insurance may not be adequate to compensate us for all resulting losses, and the cost to obtain adequate coverage may increase for us in the future.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3.	LEGAL PROCEEDINGS

The following is a description of reportable legal proceedings, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment for this reporting period. The following proceedings include those matters that arose during the fourth quarter of 2018, as well as matters previously reported in our 2017 Form 10-K and our first-, second- and third-quarter 2018 Form 10-Qs that were not resolved prior to the fourth quarter of 2018. Material developments to the previously reported matters have been included in the descriptions below. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were to be decided adversely to ConocoPhillips, we expect there would be no material effect on our consolidated financial position. Nevertheless, such proceedings are reported pursuant to SEC regulations.

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

Matters Previously Reported—Phillips 66

In May 2012, the Illinois Attorney General’s office filed and notified ConocoPhillips of a complaint with respect to operations at the Phillips 66 WRB Wood River Refinery alleging violations of the Illinois groundwater standards and a third-party’s hazardous waste permit. The complaint seeks remediation of area groundwater; compliance with the hazardous waste permit; enhanced pipeline and tank integrity measures; additional spill reporting; and yet-to-be specified amounts for fines and penalties.

Matters Previously Reported—ConocoPhillips

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position Held	Age*

Catherine A. Brooks	Vice President and Controller	53

William L. Bullock, Jr.	President, Asia Pacific & Middle East	54

Ellen R. DeSanctis	Senior Vice President, Corporate Relations	62

Matt J. Fox	Executive Vice President and Chief Operating Officer	58

Michael D. Hatfield	President, Alaska, Canada and Europe	52

Ryan M. Lance	Chairman of the Board of Directors and Chief Executive Officer	56

Andrew D. Lundquist	Senior Vice President, Government Affairs	58

Dominic E. Macklon	President, Lower 48	49

Kelly B. Rose	Senior Vice President, Legal, General Counsel and Corporate Secretary	52

Don E. Wallette, Jr.	Executive Vice President and Chief Financial Officer	60

*On February 15, 2019.

There are no family relationships among any of the officers named above. Each officer of the company is elected by the Board of Directors at its first meeting after the Annual Meeting of Stockholders and thereafter as appropriate. Each officer of the company holds office from the date of election until the first meeting of the directors held after the next Annual Meeting of Stockholders or until a successor is elected. The date of the next annual meeting is May 14, 2019. Set forth below is information about the executive officers.

Catherine A. Brooks was appointed Vice President and Controller as of January 1, 2019, having previously served as General Auditor since August 2018. Prior to serving as General Auditor, she was Assistant Controller from February 2016 to August 2018. She became Manager, Finance & Performance Analysis in April 2014 and served in that role until February 2016. Ms. Brooks previously held the position of Manager, External Reporting from May 2010 to April 2014.

William L. Bullock, Jr. was appointed President, Asia Pacific & Middle East as of April 1, 2015, having previously served as Vice President, Corporate Planning & Development since May 2012.

Ellen R. DeSanctis was appointed Senior Vice President, Corporate Relations as of January 1, 2019, having previously served as Vice President, Investor Relations and Communications since May 2012. Prior to that, she was employed by Petrohawk Energy Corp. where she served as Senior Vice President, Corporate Communications since 2010.

Matt J. Fox was appointed Executive Vice President and Chief Operating Officer as of January 1, 2019, having previously served as Executive Vice President, Strategy, Exploration and Technology since April 2016 and Executive Vice President, Exploration and Production, from 2012 to 2016. Prior to that, he was employed by Nexen, Inc., where he served as Executive Vice President, International since 2010.

Michael D. Hatfield was appointed President, Alaska, Canada and Europe as of June 3, 2018, having previously served as President, Canada since October 2016. Prior to that, he served as Vice President, Health, Safety and Environment from December 2015 to October 2016. Mr. Hatfield became Vice President, Cost Optimization in March 2015 and served in that role until December 2015. Mr. Hatfield previously held the position of Vice President, Rockies Business Unit from March 2013 to March 2015.

Ryan M. Lance was appointed Chairman of the Board of Directors and Chief Executive Officer in May 2012, having previously served as Senior Vice President, Exploration and Production—International since May 2009.

Andrew D. Lundquist was appointed Senior Vice President, Government Affairs in 2013. Prior to that, he served as managing partner of BlueWater Strategies LLC, since 2002.

Dominic E. Macklon was appointed President, Lower 48 as of June 1, 2018, having previously served as Vice President, Corporate Planning & Development since January 2017. Prior to that, he served as President, U.K. from September 2015 to January 2017. Mr. Macklon previously served as Senior Vice President, Oil Sands from July 2012 to September 2015.

Kelly B. Rose was appointed Senior Vice President, Legal, General Counsel and Corporate Secretary in September 2018. Prior to that, she was a senior partner in the Houston office of an international law firm, Baker Botts L.L.P., where she counseled clients on corporate and securities matters. She began her career at the firm in 1991.

Don E. Wallette, Jr. was appointed Executive Vice President and Chief Financial Officer on January 1, 2019, having previously served as Executive Vice President, Finance, Commercial and Chief Financial Officer since April 2016 and as Executive Vice President, Commercial, Business Development and Corporate Planning from 2012 to 2016. Prior to that, he served as President, Asia Pacific from 2010 to 2012 and President, Russia/Caspian from 2006 to 2010.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ConocoPhillips’ common stock is traded on the New York Stock Exchange, under the symbol “COP.”

Cash Dividends Per Share

	Dividends

	2018	2017

First	$0.285	0.265
Second	0.285	0.265
Third	0.285	0.265
Fourth	0.305	0.265

Number of Stockholders of Record at January 31, 2019*		44,084

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

On October 5, 2018, we announced that our Board of Directors approved an increase in the quarterly dividend to $0.305 per share, compared with the previous quarterly dividend of $0.285 per share.

Issuer Purchases of Equity Securities

					Millions of Dollars

Period	Total Number of Shares Purchased	*	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2018	4,155,118		$74.45	4,155,118	$9,492
November 1-30, 2018	4,642,077		66.57	4,642,077	9,183
December 1-31, 2018	4,808,691		63.87	4,808,691	8,875

Total fourth-quarter 2018	13,605,886		$68.02	13,605,886	$8,875

*There were no repurchases of common stock from company employees in connection with the company’s broad-based employee incentive plans.

On November 10, 2016, we announced plans to purchase up to $3 billion of our common stock through 2019. On March 29, 2017, we announced plans to double our share repurchase program to $6 billion of common stock through 2019, with $3 billion allocated and purchased in 2017, and the remainder allocated evenly to 2018 and 2019. On February 1, 2018, we announced the acceleration of our previously stated 2018 share repurchases from $1.5 billion to $2 billion. On July 12, 2018, we announced plans to further accelerate our 2018 share repurchases to $3 billion. The 2018 expansion to $3 billion, combined with the $3 billion of shares repurchased during 2016 and 2017, fully utilized the Board of Directors’ existing share repurchase authorization of $6 billion. As a result, our Board authorized an additional $9 billion for share repurchases, at any time or from time to time (whether before, on or after December 31, 2019), bringing the total program authorization to $15 billion. Acquisitions for the share repurchase program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See Risk Factors “Our ability to declare and pay dividends and repurchase shares is subject to certain considerations.”

Stock Performance Graph

The following graph shows the cumulative total shareholder return (TSR) for ConocoPhillips’ common stock in each of the five years from December 31, 2013, to December 31, 2018. The graph also compares the cumulative total returns for the same five-year period with the S&P 500 Index and our performance peer group consisting of BP, Chevron, ExxonMobil, Royal Dutch Shell, Total, Anadarko, Apache, Marathon Oil Corporation, Devon and Occidental, weighted according to the respective peer’s stock market capitalization at the beginning of each annual period. The comparison assumes $100 was invested on December 31, 2013, in ConocoPhillips stock, the S&P 500 Index and ConocoPhillips’ peer group and assumes that all dividends were reinvested.

Item 6.    SELECTED FINANCIAL DATA

	Millions of Dollars Except Per Share Amounts

	2018	2017	2016	2015	2014

Sales and other operating revenues	$36,417	29,106	23,693	29,564	52,524
Income (loss) from continuing operations	6,305	(793)	(3,559)	(4,371)	5,807
Per common share
Basic	5.36	(0.70)	(2.91)	(3.58)	4.63
Diluted	5.32	(0.70)	(2.91)	(3.58)	4.60
Income from discontinued operations	-	-	-	-	1,131
Net income (loss)	6,305	(793)	(3,559)	(4,371)	6,938
Net income (loss) attributable to ConocoPhillips	6,257	(855)	(3,615)	(4,428)	6,869
Per common share
Basic	5.36	(0.70)	(2.91)	(3.58)	5.54
Diluted	5.32	(0.70)	(2.91)	(3.58)	5.51
Total assets	69,980	73,362	89,772	97,484	116,539
Long-term debt	14,856	17,128	26,186	23,453	22,383
Cash dividends declared per common share	1.16	1.06	1.00	2.94	2.84

In 2017, we disposed of assets for consideration of approximately $16 billion including our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets, and our interest in the San Juan Basin.

Net income (loss) and net income (loss) attributable to ConocoPhillips in 2014 includes income from discontinued operations as a result of the sale of our interest in our Nigeria business.

These factors impact the comparability of historical information.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements for a discussion of factors that will enhance an understanding of this data.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes, and supplemental oil and gas disclosures included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 76.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to ConocoPhillips.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

ConocoPhillips is the world’s largest independent exploration and production (E&P) company, based on proved reserves and production of liquids and natural gas. Headquartered in Houston, Texas, we have operations and activities in 16 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; lower-risk conventional assets in North America, Europe, Asia and Australia; liquefied natural gas (LNG) developments; oil sands assets in Canada; and an inventory of global conventional and unconventional exploration prospects. At December 31, 2018, we employed approximately 10,800 people worldwide and had total assets of $70 billion.

Overview

In 2018, the energy industry continued to be volatile. Forecasts of worldwide economic growth and strong global demand for crude oil at the beginning of the year transitioned to concerns about a worldwide economic slowdown and an oversupply of crude oil by the end of the year. Additionally, production from major oil producing countries, including the United States, was strong. These factors caused crude oil prices to fall rapidly in the fourth quarter of 2018. Our business strategy anticipates prices will remain cyclical and is designed to be resilient in lower price environments, with significant upside during periods of higher prices.

Our value proposition principles, namely to focus on returns, maintain financial strength, grow our dividend and pursue disciplined growth, are being executed in accordance with our priorities for allocating cash flows from the business. These priorities are: invest capital at a level that maintains flat production volumes and pays our existing dividend; grow our existing dividend; maintain debt at a level we believe is sufficient to maintain a strong investment grade credit rating through price cycles; repurchase shares to provide value to our shareholders; and invest capital to grow our cash from operations.

In 2018, we successfully delivered on our priorities. We increased our quarterly dividend by 15 percent to $0.305 per share; reduced our debt by $4.7 billion, achieving our debt reduction target 18 months ahead of plan and received credit rating upgrades from Fitch, Moody’s and Standard & Poor’s; repurchased 45 million shares of our common stock totaling $3.0 billion and received Board authorization for an incremental $9 billion of share repurchases; and added to our low cost of supply resource base, including increasing our legacy asset position in Alaska through two separate acquisitions.

Portfolio optimization, debt reduction and disciplined capital investment have positioned our company to navigate through periods of volatile energy prices. In December 2018, we announced our 2019 capital budget of $6.1 billion, which is less than our 2018 capital expenditures and investments of $6.8 billion. Our 2019 capital budget is relatively flat to the prior year when excluding $0.6 billion of acquisitions made in 2018. At this level of capital, production excluding Libya is expected to be 1,300 to 1,350 thousand barrels of oil equivalent per day (MBOED) in 2019 and would exceed 2018 production excluding Libya of 1,242 MBOED. This plan anticipates cash provided by operating activities in excess of capital expenditures and investments at prices above $40 per barrel West Texas Intermediate (WTI).

Key Operating and Financial Summary

Significant items during 2018 included the following:

•	Cash provided by operating activities was $12.9 billion and exceeded capital expenditures and investments of $6.8 billion, share repurchases of $3 billion and dividends of $1.4 billion.
•	The $4.4 billion of share repurchases and dividends represents 34 percent of cash provided by operating activities.
•	Reduced debt by $4.7 billion and achieved $15 billion debt target 18 months ahead of plan.
•	Received credit rating upgrades from Fitch, Moody’s and Standard & Poor’s.
•	Full-year production excluding Libya of 1,242 MBOED; underlying production grew 18 percent on a production per debt-adjusted share basis.
•	Increased full-year Lower 48 Big 3 production—Eagle Ford, Bakken and Delaware—by 37 percent.
•	Achieved first production from Bayu-Undan final development phase, GMT-1, Bohai Phase 3, Aasta Hansteen and Clair Ridge.
•

Acquired additional working interest in our legacy assets in Alaska and increased our acreage in the liquids-rich Montney play in Canada and in the early-life cycle unconventional Louisiana Austin Chalk.

•	Executed successful exploration program in Alaska and started drilling in Louisiana Austin Chalk.
•

Reached a settlement agreement with Petroleos de Venezuela, S.A. (PDVSA) to fully recover the International Chamber of Commerce (ICC) arbitration award of approximately $2 billion; recognized $430 million before-tax toward the settlement.

•	Generated disposition proceeds of $1.1 billion from noncore asset sales.
•	Year-end proved reserves of 5.3 billion barrels of oil equivalent (BOE); 147 percent total reserve replacement and 109 percent organic replacement ratio.

Operationally, we continue to focus on safely executing our capital program and remaining diligent on our costs. Production, including Libya, of 1,283 MBOED decreased 7 percent in 2018 compared with 2017. The volume from closed dispositions was approximately 200 MBOED in 2017 and 15 MBOED in 2018. The volume from acquisitions was less than 10 MBOED in 2018. Production from Libya was 21 MBOED in 2017 and 41 MBOED in 2018. Our underlying production, which excludes the full-year impact of acquisitions, dispositions, and Libya, increased over 5 percent in 2018 compared with 2017. Underlying production on a per debt-adjusted share basis grew by 18 percent compared to 2017. Production per debt-adjusted share is calculated on an underlying production basis using ending period debt divided by ending share price plus ending shares outstanding. We believe production per debt-adjusted share is useful to investors as it provides a consistent view of production on a total equity basis by converting debt to equity and allows for comparison across peer companies.

In the second quarter of 2018, we obtained regulatory approvals and completed a transaction with Anadarko Petroleum Corporation to acquire its 22 percent nonoperated interest in the Western North Slope of Alaska, as well as its interest in the Alpine Transportation Pipeline, for $386 million, after customary adjustments. In 2018, our Alaska segment net production included 7 MBOED associated with the additional interest acquired. In addition, we now have 100 percent interest in approximately 1.2 million acres of exploration and development lands, including the Willow Discovery.

In the fourth quarter of 2018, we completed a transaction with BP to acquire its nonoperated interest in the Greater Kuparuk Area and Kuparuk Transportation Company (Kuparuk Assets) in Alaska, and to sell a ConocoPhillips subsidiary to BP, which held 16.5 percent of our 24 percent interest in the BP-operated Clair Field in the United Kingdom. In 2018, our Alaska segment net production included 1 MBOED associated with the additional interest acquired in the Greater Kuparuk Area, and net production in our Europe and North Africa segment included 5 MBOED related to the disposed 16.5 percent interest in the Clair Field. We recognized a $774 million after-tax gain in the fourth quarter related to this transaction. Excluding receipt of $253 million in customary adjustments, this transaction was cash neutral.

In the fourth quarter of 2018, we completed the sale of our interests in the Barnett to Lime Rock Resources for $196 million after customary adjustments. In 2018, our Lower 48 segment net production included 8 MBOED related to the disposed interest in the Barnett, of which approximately 55 percent was natural gas and 45 percent was natural gas liquids. After-tax impairment charges of $69 million were recognized during 2018.

In the fourth quarter of 2018, we entered into an agreement to sell our 30 percent interest in the Greater Sunrise Fields to the government of Timor-Leste for $350 million, subject to customary adjustments. The transaction is conditional on the funding approval from the Timor-Leste government as well as regulatory approvals. No production or reserve impacts are associated with the sale. Proceeds from this transaction will be used for general corporate purposes. The Greater Sunrise Fields are included in our Asia Pacific and Middle East segment.

For more information regarding the accounting impacts of these transactions, see Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions, in the Notes to Consolidated Financial Statements.

Also during 2018, we entered into a settlement agreement with PDVSA to recover approximately $2 billion, which reflects the full amount awarded to ConocoPhillips by an arbitral tribunal constituted under the rules of the ICC. PDVSA has agreed to recognize the ICC judgment and to make payments over the next four and a half years. During the year, we recognized in other income $417 million after-tax, consisting of $200 million in cash and the remainder in commodity inventory, the majority of which was sold by year end. For more information, see Note 4—Inventories and Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

Business Environment

Brent crude oil prices averaged over $60 per barrel in the first quarter of 2018, rising to over $70 per barrel in the second and third quarters of 2018, before falling to the $50 per barrel range at the end of the year. The energy industry has periodically experienced this type of volatility due to fluctuating supply-and-demand conditions. Commodity prices are the most significant factor impacting our profitability and related reinvestment of operating cash flows into our business. Our strategy is to create value through price cycles by delivering on the disciplined financial and operational priorities that underpin our value proposition.

Operational and Financial Factors Affecting Profitability

The focus areas we believe will drive our success through the price cycles include:

•

Maintain a relentless focus on safety and environmental stewardship. Safety and environmental stewardship, including the operating integrity of our assets, remain our highest priorities, and we are committed to protecting the health and safety of everyone who has a role in our operations and the communities in which we operate. We strive to conduct our business with respect and care for both the local and global environment and systematically manage risk to drive sustainable business growth. Demonstrating our commitment to sustainability and environmental stewardship, on November 2017, we announced our intention to target a 5 to 15 percent reduction in our greenhouse gas emission intensity by 2030. Our sustainability efforts continued through 2018 with a focus on advancing our action plans for climate change, biodiversity, water and human rights. In December 2018, we became a Founding Member of the Climate Leadership Council (CLC), an international policy institute founded in collaboration with business and environmental interests to develop a carbon dividend plan. Participation in the CLC provides another opportunity for ongoing dialogue about carbon pricing and framing the issues in alignment with our public policy principles. We also belong to and fund Americans for Carbon Dividends, the education and advocacy branch of the CLC. We are committed to building a learning organization using human performance principles as we relentlessly pursue improved Health, Safety and Environment and operational performance.

•

Focus on financial returns. This is a core aspect of our value proposition. Our goal is to achieve strong financial returns by controlling our costs, exercising capital discipline and continually optimizing our portfolio.

¡

Control costs and expenses. Controlling operating and overhead costs, without compromising safety and environmental stewardship, is a high priority. We monitor these costs using various methodologies that are reported to senior management monthly, on both an absolute-dollar basis and a per-unit basis. Managing operating and overhead costs is critical to maintaining a competitive position in our industry, particularly in a low commodity price environment. The ability to control our operating and overhead costs impacts our ability to deliver strong cash from operations. In 2018, our production and operating expenses were relatively flat to 2017.

¡

Maintain capital discipline. We participate in a commodity price-driven and capital intensive industry, with varying lead times from when an investment decision is made to the time an asset is operational and generates cash flow. As a result, we must invest significant capital dollars to explore for new oil and gas fields, develop newly discovered fields, maintain existing fields, and construct pipelines and LNG facilities. We allocate capital across diverse, low cost of supply, programs in our resource base. Our cash allocation priorities call for the investment of sufficient capital to maintain production and pay the existing dividend. Additional allocations of capital toward growth projects will be dependent on satisfaction of other financial priorities. In setting our capital plans, we exercise a disciplined approach that evaluates projects on a cost of supply basis and is focused on value maximization and cash flow expansion.

In December 2018, we announced a 2019 capital budget of $6.1 billion, including $3.8 billion of sustaining capital to maintain existing production levels, and $2.3 billion to grow production via short-cycle unconventional programs, future major projects and exploration activities.

¡

Optimize our portfolio. We continue to optimize our asset portfolio by focusing on low cost of supply assets that support our strategy. In 2018, we continued to dispose of or market certain noncore assets and made two acquisitions in Alaska to enhance our existing legacy asset position. We will continue to evaluate our assets to determine whether they fit our strategic direction and will optimize the portfolio as necessary, directing our capital investments to areas that align with our objectives.

•

Maintain financial strength. We believe financial strength is critical in a cyclical business such as ours. In 2018, we reduced our debt by $4.7 billion to $15.0 billion at year end, achieving our debt reduction target 18 months ahead of plan and received credit rating upgrades from Fitch, Moody’s and Standard & Poor’s. We expect to retire outstanding debt as it matures and exercise flexibility in paying down our other debt instruments.

•

Return capital to shareholders. In 2018, we paid dividends on our common stock of approximately $1.4 billion and repurchased $3 billion of our common stock, representing 34 percent of our cash provided by operating activities. We believe in delivering value to our shareholders through the price cycles. As a result, we set a priority to increase our dividend rate annually and consistently repurchase shares on a dollar cost average basis. Since we initiated our current share repurchase program in late

2016, we have bought back $6 billion of shares, with $9 billion remaining on our existing authorization. Our 2018 dividends, share repurchases, and capital program were fully funded with cash provided by operating activities.

On February 1, 2018, we announced that our Board of Directors approved an increase in the quarterly dividend to $0.285 per share, compared with the previous quarterly dividend of $0.265 per share. In October 2018, we announced a dividend increase for the second time this year, an additional 7 percent, resulting in a quarterly dividend rate of $0.305 per share.

In addition to the $6 billion of shares repurchased in 2016 through the end of 2018, in July 2018 we announced the authorization of an additional $9 billion share repurchases. We expect to execute $3 billion of this $9 billion share repurchase program in 2019. Whether we undertake these additional repurchases is ultimately subject to numerous considerations, including market conditions and other factors. See Risk Factors “Our ability to declare and pay dividends and repurchase shares is subject to certain considerations.”

•	Add to our proved reserve base. We primarily add to our proved reserve base in two ways:

¡	Successful exploration, exploitation and development of new and existing fields.
¡	Application of new technologies and processes to improve recovery from existing fields.

Proved reserve estimates require economic production based on historical 12-month, first-of-month, average prices and current costs. Therefore, our proved reserves generally increase as prices rise and decrease as prices decline. Reserve replacement represents the net change in proved reserves, net of production, divided by our current year production, as shown in our supplemental reserve table disclosures. In 2018, our reserve replacement, which included a net increase of 0.2 billion BOE from sales and purchases, was 147 percent. Increased crude oil reserves accounted for over 90 percent of the total change in reserves. Our organic reserve replacement, which excludes the impact of sales and purchases, was 109 percent in 2018. Approximately 33 percent of organic reserve additions are from Lower 48 unconventional assets, 29 percent from Alaska and 22 percent from Asia Pacific and Middle East.

In the five years ended December 31, 2018, our reserve replacement was negative 30 percent, reflecting the impact of asset dispositions and lower prices during that period. Our organic reserve replacement during the five years ended December 31, 2018, which excludes a decrease of 2.1 billion MMBOE related to sales and purchases, was 44 percent, reflecting development activities as well as lower prices during that period.

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

•

Apply technical capability. We leverage our knowledge and technology to create value and safely deliver on our plans. Technical strength is part of our heritage, and we are evolving our technical approach to optimally apply best practices. Companywide, we continue to evaluate potential solutions to leverage knowledge of technological successes across our operations. Such innovations enhance our ability to economically convert additional resources to reserves, achieve greater operating efficiencies and reduce our environmental impact.

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

Other Factors Affecting Profitability

Other significant factors that can affect our profitability include:

•

Energy commodity prices. Our earnings and operating cash flows generally correlate with industry price levels for crude oil and natural gas. Industry price levels are subject to factors external to the company and over which we have no control, including but not limited to global economic health, supply disruptions or fears thereof caused by civil unrest or military conflicts, actions taken by Organization of Petroleum Exporting Countries (OPEC), environmental laws, tax regulations, governmental policies and weather-related disruptions. The following graph depicts the average benchmark prices for WTI crude oil, Dated Brent crude oil and U.S. Henry Hub natural gas:

Brent crude oil prices averaged $71.04 per barrel in 2018, an increase of 31 percent compared with $54.27 per barrel in 2017. Similarly, WTI crude oil prices increased 28 percent from $50.90 per barrel in 2017 to $64.92 per barrel in the same period of 2018. Crude oil prices improved year over year due to slower growth in global oil production and robust growth in global oil demand. Oil price volatility escalated in the fourth quarter of 2018 due to geopolitics and concerns about future economic growth.

Henry Hub natural gas price averages were relatively unchanged, at $3.09 per million British thermal units (MMBTU) in 2018 compared with $3.11 per MMBTU in 2017. Despite record high natural gas production, prices remained relatively flat year over year as relatively low inventories and strong demand offset production growth.

Our realized natural gas liquids prices averaged $30.48 per barrel in 2018, an increase of 21 percent compared with $25.22 per barrel in 2017, in line with marker movements.

The Western Canada Select (WCS) differential to WTI at Hardisty weakened by $14 per barrel in 2018 relative to 2017 due to a lack of pipeline egress coupled with increasing supply from western Canada. The weaker WCS differential offset year-over-year gains in WTI, resulting in the WCS price at Hardisty remaining flat in 2018 compared with 2017 at $39 per barrel. We continue to optimize bitumen price realizations through the utilization of downstream transportation solutions and implementation of alternate blend capability which results in lower diluent costs. Our realized bitumen price was $22.29 per barrel in 2018, a decrease of 2 percent compared with $22.66 per barrel in 2017.

Our worldwide annual average realized price was $53.88 per barrel of oil equivalent (BOE) in 2018, an increase of 37 percent compared with $39.19 per BOE in 2017. The improvement reflects stronger marker prices, as well as a shift in our portfolio toward a higher mix of crude oil and less of bitumen and natural gas.

North America’s energy supply landscape has been transformed from one of resource scarcity to one of abundance. In recent years, the use of hydraulic fracturing and horizontal drilling in unconventional formations has led to increased industry actual and forecasted crude oil and natural gas production in the United States. Although providing significant short- and long-term growth opportunities for our company, the increased abundance of crude oil and natural gas due to development of unconventional plays could also have adverse financial implications to us, including: an extended period of low commodity prices; production curtailments; delay of plans to develop areas such as unconventional fields; and underutilization of LNG regasification facilities. Should one or more of these events occur, our revenues would be reduced and additional asset impairments might be possible.

•

Impairments. We participate in a capital intensive industry. At times, our properties, plants and equipment and investments become impaired when, for example, commodity prices decline significantly for long periods of time, our reserve estimates are revised downward, or a decision to dispose of an asset leads to a write-down to its fair value. We may also invest large amounts of money in exploration which, if exploratory drilling proves unsuccessful, could lead to a material impairment of leasehold values. As we optimize our assets in the future, it is reasonably possible we may incur future losses upon sale or impairment charges to long-lived assets used in operations, investments in nonconsolidated entities accounted for under the equity method, and unproved properties. For additional information on our impairments in 2018, 2017 and 2016, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

•

Effective tax rate. Our operations are located in countries with different tax rates and fiscal structures. Accordingly, even in a stable commodity price and fiscal/regulatory environment, our overall effective tax rate can vary significantly between periods based on the “mix” of before-tax earnings within our global operations.

•

Fiscal and regulatory environment. Our operations can be affected by changing economic, regulatory and political environments in the various countries in which we operate, including the United States. Civil unrest or strained relationships with governments may impact our operations or investments. These changing environments could negatively impact our results of operations, and further changes to increase government fiscal take could have a negative impact on future operations. Our assets in Venezuela were expropriated in 2007. Our production operations in Libya and related oil exports were suspended or significantly curtailed periodically over the last several years due to the closure of the Es Sider crude oil export terminal. In 2016, the U.K. government enacted tax legislation which reduced our U.K. corporate tax rate by 10 percent.

We applied the guidance in Staff Accounting Bulletin (SAB) 118 when accounting for the enactment-date effects of the Tax Cuts and Jobs Act (Tax Legislation) in 2017 and throughout 2018. At December 31, 2017, our assessment was ongoing for the enactment-date income tax effects of the Tax Legislation under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” for the following aspects: remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low-taxed income. As of

December 31, 2018, we have now completed our assessment of the enactment-date income tax effects of the Tax Legislation. During 2018, we recognized adjustments of $10 million to the provisional tax benefit amount of $852 million recorded at December 31, 2017, and included these adjustments as a component of income tax expense. While we still anticipate the Tax Legislation will provide a positive impact to our U.S. operations in the future primarily because of the reduced U.S. federal statutory rate, we do not expect to realize cash tax benefits from the Tax Legislation until we move into a U.S. tax paying position. For additional information, see Note 19—Income Taxes, in the Notes to Consolidated Financial Statements.

Our management carefully considers the fiscal and regulatory environment when evaluating projects or determining the levels and locations of our activity.

Outlook

First-quarter 2019 production is expected to be 1,290 to 1,330 MBOED, reflecting the impacts of a planned turnaround in Qatar of approximately 15 MBOED and government-mandated production curtailment in Canada of approximately 10 MBOED. Production is expected to ramp up in the second half of the year, with full-year 2019 production expected to be 1,300 to 1,350 MBOED. Production guidance for 2019 excludes Libya.

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

RESULTS OF OPERATIONS

Consolidated Results

A summary of the company’s net income (loss) attributable to ConocoPhillips by business segment follows:

	Millions of Dollars
Years Ended December 31	2018	2017	2016

Alaska	$1,814	1,466	319
Lower 48	1,747	(2,371)	(2,257)
Canada	63	2,564	(935)
Europe and North Africa	1,866	553	394
Asia Pacific and Middle East	2,070	(1,098)	209
Other International	364	167	(16)
Corporate and Other	(1,667)	(2,136)	(1,329)

Net income (loss) attributable to ConocoPhillips	$6,257	(855)	(3,615)

2018 vs. 2017

Net income attributable to ConocoPhillips increased $7,112 million in 2018. The increase was mainly due to:

•	Higher realized commodity prices on a more liquids-weighted portfolio.
•	The absence of a combined $2.5 billion after-tax impairment related to the sale of our interests in the San Juan Basin and the marketing of our Barnett asset, recognized in the second quarter of 2017.
•	The absence of a $2.4 billion before- and after-tax impairment of our equity investment in Australia Pacific LNG Pty Ltd (APLNG), recognized in the second quarter of 2017.
•	Recognition of $774 million after-tax gain on the Clair disposition in the United Kingdom, in the fourth quarter of 2018.
•	Lower depreciation, depletion and amortization (DD&A) expense, mainly due to lower unit-of-production rates from reserve revisions and disposition impacts.
•	Recognition of $417 million after-tax in other income from a settlement agreement with PDVSA in 2018.
•	Lower exploration expenses, primarily due to the absence of first quarter 2017 charges in our Lower 48 and Other International segments.
•	Lower interest and debt expense because of a lower debt balance.
•

Higher equity earnings in Qatar Liquefied Gas Company Limited (3) (QG3) and APLNG, primarily due to higher realized LNG prices, partly offset by the absence of volumes in 2018 related to the disposition of our interest in the FCCL Partnership in Canada in 2017.

These increases in net income were partly offset by:

•	The absence of $1.6 billion in after-tax gains related to the sale of certain Canadian assets in 2017.
•	The absence of a $996 million deferred tax benefit related to the disposition of certain Canadian assets, recognized in the first quarter of 2017.
•	The absence of deferred tax benefits totaling $852 million related to the Tax Legislation enacted on December 22, 2017.
•	An unrealized loss of $437 million on our Cenovus Energy common shares in 2018.
•	The absence of a $337 million after-tax award, including interest, from an arbitration settlement with The Republic of Ecuador in 2017.

2017 vs. 2016

Loss attributable to ConocoPhillips decreased $2,760 million in 2017. The decrease was mainly due to:

•	Higher commodity prices.
•	Lower DD&A expense, mainly due to lower unit-of-production rates from reserve revisions and disposition impacts.
•	Higher gains on dispositions, primarily due to a $1.6 billion after-tax gain in 2017 on the sale of certain Canadian assets.
•	Recognition of deferred tax benefits totaling $996 million, primarily related to the disposition of certain Canadian assets.
•	Recognition of deferred tax benefits totaling $852 million related to the Tax Legislation enacted on December 22, 2017.
•

Improved equity earnings, mainly due to higher realized prices, lower DD&A from asset disposition impacts, and the absence of a 2016 deferred tax charge of $174 million resulting from the change of the tax functional currency for APLNG to the U.S. dollar. These increases were partly offset by lower volumes from the disposition of our interest in the FCCL Partnership.

•	Lower exploration expenses mainly due to reduced leasehold impairment expense, dry hole costs and other exploration expenses.
•	A $337 million after-tax award, including interest, from an arbitration settlement with The Republic of Ecuador.
•	Lower production and operating expenses, primarily due to asset disposition impacts.
•	Lower net interest expense, primarily due to impacts from the fair market value method of apportioning interest expense in the United States and reduced debt.

The reduction in loss was partly offset by:

•

Higher proved property and equity investment impairments, including a combined $2.5 billion after-tax impairment related to the sale of our interests in the San Juan Basin and the marketing of the Barnett, as well as a $2.4 billion before- and after-tax impairment of our equity investment in APLNG.

•	Lower volumes primarily due to asset dispositions in our Lower 48, Asia Pacific and Middle East, and Canada segments, as well as normal field decline.
•	A $238 million after-tax charge associated with our early retirements of debt in 2017.

Income Statement Analysis

2018 vs. 2017

Sales and other operating revenues increased 25 percent in 2018, due to higher realized commodity prices, mainly crude oil, on a portfolio with a higher mix of crude oil and less of bitumen and natural gas. Partly offsetting this increase, were lower natural gas volumes sold due to 2017 dispositions in the Lower 48 and Canada.

Equity in earnings of affiliates increased $302 million in 2018. The increase in equity earnings was primarily due to higher earnings from QG3 and APLNG as a result of higher LNG prices for both affiliates and higher oil prices in QG3. Partly offsetting this increase, was the absence of equity in earnings resulting from the disposition of our investment in the FCCL Partnership in 2017.

Gain on dispositions decreased $1,114 million in 2018. The decrease was primarily due to the absence of a $2.1 billion before-tax gain on the sale of certain Canadian assets recognized in 2017, partly offset by a $715 million before-tax gain recognized in the fourth quarter of 2018 on the sale of a ConocoPhillips subsidiary to BP, which held 16.5 percent of our 24 percent interest in the BP-operated Clair Field in the United Kingdom. For additional information concerning gain on dispositions, see Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions, in the Notes to Consolidated Financial Statements.

Other income decreased $356 million in 2018, mainly due to a $437 million unrealized loss on our Cenovus Energy common shares in 2018 and the absence of a $337 million arbitration settlement, including interest, with The Republic of Ecuador in 2017. Partly offsetting the decrease, was $430 million before-tax from a settlement agreement with PDVSA in 2018.

For discussion of our Cenovus Energy shares, see Note 7—Investment in Cenovus Energy, in the Notes to Consolidated Financial Statements. For discussion of our Ecuador and PDVSA settlements, see Note 13—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

Purchased commodities increased 15 percent in 2018, mainly due to higher crude oil volumes purchased and higher crude oil prices.

Production and operating expenses increased 1 percent in 2018, primarily due to costs associated with higher underlying production volumes as well as higher maintenance and wellwork, largely offset by the absence of costs resulting from 2017 dispositions in our Canada and Lower 48 segments.

Exploration expenses decreased $565 million in 2018, primarily as a result of lower dry hole costs, leasehold impairment expense and other exploration expenses.

Dry hole costs were reduced primarily due to the absence of before-tax charges of $288 million for multiple Shenandoah wells in the deepwater Gulf of Mexico, including wells previously suspended. These charges were reflected in our Lower 48 segment during 2017.

Leasehold impairment expense was reduced mainly due to the absence of before-tax charges of $51 million for Shenandoah and $38 million for certain Lower 48 mineral assets, both recognized in 2017.

Other exploration expenses were reduced mainly due to the absence of a $43 million before-tax charge for the cancellation of our Athena drilling rig contract and other rig stacking costs in our Other International segment in 2017.

For additional information on leasehold impairments and other exploration expenses, see Note 8—Suspended Wells and Other Exploration Expenses, and Note 9—Impairments, in the Notes to Consolidated Financial Statements.

DD&A decreased $889 million in 2018, mainly due to lower unit-of-production rates from positive reserve revisions and impacts from the 2017 dispositions in our Canada and Lower 48 segments, partly offset by increased underlying production volumes.

Impairments decreased $6.6 billion in 2018, mainly due to the absence of 2017 impairments of $3.9 billion before-tax related to our former interests in the San Juan Basin and the Barnett, both in our Lower 48 segment, as well as a $2.4 billion before- and after-tax impairment of our equity investment in APLNG. For additional information, see Note 6—Investments, Loans and Long-Term Receivables and Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Taxes other than income taxes increased $239 million in 2018, primarily due to higher production taxes in Alaska and the Lower 48 corresponding with higher realized commodity prices.

Interest and debt expense decreased $363 million in 2018, primarily due to lower debt balances.

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

Gain on dispositions increased $1.8 billion in 2017. The increase was primarily due to a before-tax gain of $2.1 billion on the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets. For additional information on gains on dispositions, see Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions, in the Notes to Consolidated Financial Statements.

Other income increased $274 million in 2017, mainly due to a $337 million before- and after-tax arbitration award from The Republic of Ecuador. The increase was partly offset by the absence of a gain of $88 million from our receipt of mineral properties and active leases from the Greater Northern Iron Ore Properties Trust and a $76 million before-tax damage claim settlement, both in our Lower 48 segment in 2016.

Purchased commodities increased 25 percent in 2017, mainly due to higher commodity prices and increased activity.

Selling, general and administrative expenses decreased 10 percent in 2017, primarily due to reduced restructuring expenses, lower headcount and reduced activity.

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

Impairments increased $6.5 billion in 2017. For additional information, see Note 9—Impairments, in the Notes to Consolidated Financial Statements.

Interest and debt expense decreased 12 percent in 2017, primarily due to impacts from the fair market value method of apportioning interest expense in the United States and reduced debt balances.

Other expenses included before-tax charges of $302 million in 2017 for premiums on early debt retirements.

See Note 19—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our income tax provision (benefit) and effective tax rate.

Summary Operating Statistics

	2018	2017	2016

Average Net Production
Crude oil (MBD)(1)	653	599	598
Natural gas liquids (MBD)	102	111	145
Bitumen (MBD)	66	122	183
Natural gas (MMCFD)(2)	2,774	3,270	3,857

Total Production (MBOED)(3)	1,283	1,377	1,569

	Dollars Per Unit

Average Sales Prices
Crude oil (per barrel)	$68.13	51.96	40.86
Natural gas liquids (per barrel)	30.48	25.22	16.68
Bitumen (per barrel)	22.29	22.66	15.27
Natural gas (per thousand cubic feet)	5.65	4.07	3.00

	Millions of Dollars

Worldwide Exploration Expenses
General and administrative; geological and geophysical, lease rental, and other(4)	$274	368	728
Leasehold impairment	56	136	466
Dry holes	39	430	718

	$369	934	1,912

(1)Thousands of barrels per day.

(2)Millions of cubic feet per day. Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.

(3)Thousands of barrels of oil equivalent per day.

(4)Certain prior period amounts in 2017 and 2016 have been reclassified to conform to the current-period presentation resulting from the adoption of ASU No. 2017-07.

     See Note 2—Changes in Accounting Principles, in the Notes to Consolidated Financial Statements, for additional information.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At December 31, 2018, our operations were producing in the United States, Norway, the United Kingdom, Canada, Australia, Timor-Leste, Indonesia, China, Malaysia, Qatar and Libya.

2018 vs. 2017

Total production, including Libya, of 1,283 MBOED decreased 7 percent in 2018 compared with 2017, primarily due to:

•	Disposition impacts from asset sales in Canada and the Lower 48 in 2017.
•	Normal field decline.
•	Higher unplanned downtime, including a third-party pipeline outage in Malaysia in 2018.

The decrease in production during 2018 was partly offset by:

•	New wells online, primarily from tight oil plays in the Lower 48 and Malikai in Malaysia.
•	Improved drilling and well performance in Alaska, Norway, Lower 48 and China.
•	The continued rampup in Libya.

Production excluding Libya was 1,242 MBOED in 2018 compared with 1,356 MBOED in 2017. The volume from closed dispositions was approximately 200 MBOED in 2017 and 15 MBOED in 2018. The volume from acquisitions was less than 10 MBOED in 2018. Our underlying production, which excludes the full-year impact of acquisitions, dispositions, and Libya, increased over 5 percent in 2018 compared with 2017.

2017 vs. 2016

Total production, including Libya, of 1,377 MBOED decreased 12 percent in 2017 compared with 2016, primarily due to:

•	Reductions from noncore asset dispositions, including Canada and the Lower 48 in 2017 and the sale of our interest in the Block B production sharing contract in Indonesia in 2016.
•	Normal field decline.

The decrease in production during 2017 was partly offset by:

•	Production from major developments, including tight oil plays in the Lower 48; Malikai and the Kebabangan gas field in Malaysia; Surmont in Canada; and APLNG in Australia.
•	Improved drilling and well performance in Alaska, Norway and China.

Excluding Libya, our 2017 production was 1,356 MBOED. Adjusted for the impact of closed and planned dispositions of 191 MBOED in 2017 and 434 MBOED in 2016 and Libya, our underlying production increased 32 MBOED, or 3 percent, compared with 2016.

Alaska

	2018	2017	2016

Net Income Attributable to ConocoPhillips (millions of dollars)	$1,814	1,466	319

Average Net Production
Crude oil (MBD)	171	167	163
Natural gas liquids (MBD)	14	14	12
Natural gas (MMCFD)	6	7	25

Total Production (MBOED)	186	182	179

Average Sales Prices
Crude oil (per barrel)	$70.86	53.33	41.93
Natural gas (per thousand cubic feet)	2.48	2.72	5.22

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids and natural gas. In 2018, Alaska contributed 23 percent of our worldwide liquids production and less than 1 percent of our natural gas production.

2018 vs. 2017

Alaska reported earnings of $1,814 million in 2018, compared with earnings of $1,466 million in 2017. The increase in earnings was mainly due to higher realized crude oil prices. Additionally, earnings were improved due to the absence of a $110 million after-tax impairment related to our small interest in the Point Thomson Unit, recognized in the first quarter of 2017; a $98 million reduction in tax valuation allowance, recognized in the fourth quarter of 2018; lower DD&A expense from reserve additions; and a $79 million after-tax benefit resulting from an accrual reduction due to a transportation cost ruling by the Federal Energy Regulatory Commission (FERC), recorded in the first quarter of 2018. Partly offsetting these increases in earnings, was the absence of an $892 million tax benefit from the revaluation of allocated U.S. deferred taxes at a lower federal statutory rate, in accordance with the Tax Legislation enacted in 2017.

Average production increased 2 percent in 2018 compared with 2017, primarily due to improved drilling and well performance, 8 MBOED from acquisitions in the Western North Slope and the Greater Kuparuk Area, and the startup of GMT-1 in the fourth quarter of 2018, partly offset by normal field decline.

Acquisitions

During the second quarter of 2018, we obtained regulatory approvals and completed a transaction with Anadarko Petroleum Corporation to acquire its 22 percent nonoperated interest in the Western North Slope of Alaska, as well as its interest in the Alpine Transportation Pipeline, for $386 million, after customary adjustments. In 2018, our Alaska segment net production included 7 MBOED associated with the additional interest acquired. In addition, we now have 100 percent interest in approximately 1.2 million acres of exploration and development lands, including the Willow Discovery.

In December of 2018, we completed a transaction with BP to acquire their nonoperated interest in the Kuparuk Assets in Alaska, and to sell a ConocoPhillips subsidiary to BP, which held 16.5 percent of our 24 percent interest in the BP-operated Clair Field in the United Kingdom. In 2018, our Alaska segment net production included 1 MBOED related to the additional interest acquired in the Greater Kuparuk Area. See Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions in the Notes to Consolidated Financial Statements, for additional information.

2017 vs. 2016

Alaska reported earnings of $1,466 million in 2017, compared with earnings of $319 million in 2016. The increase in earnings was mainly due to an $892 million tax benefit from the revaluation of allocated U.S. deferred taxes at a lower federal statutory rate, in accordance with the Tax Legislation. Earnings were additionally improved due to higher crude oil prices in 2017. The earnings increase was partly offset by a $110 million after-tax impairment charge for the associated properties, plants and equipment of our small interest in the Point Thomson unit.

Average production increased 2 percent in 2017 compared with 2016, as the impact of normal field decline was more than offset by well performance in the Western North Slope, Greater Prudhoe and Greater Kuparuk areas and lower unplanned downtime.

Lower 48

	2018	2017	2016

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$1,747	(2,371)	(2,257)

Average Net Production
Crude oil (MBD)	229	180	195
Natural gas liquids (MBD)	69	69	88
Natural gas (MMCFD)	596	898	1,219

Total Production (MBOED)	397	399	486

Average Sales Prices
Crude oil (per barrel)	$62.99	47.36	37.49
Natural gas liquids (per barrel)	27.30	22.20	14.34
Natural gas (per thousand cubic feet)	2.82	2.73	2.20

The Lower 48 segment consists of operations located in the contiguous United States and the Gulf of Mexico. During 2018, the Lower 48 contributed 36 percent of our worldwide liquids production and 21 percent of our natural gas production.

2018 vs. 2017

Lower 48 reported earnings of $1,747 million in 2018, compared with a net loss of $2,371 million in 2017. Earnings increased primarily due to the absence of a combined $2.5 billion after-tax impairment related to the sale of our interests in the San Juan Basin and the marketing of our Barnett asset, recognized in the second quarter of 2017; higher realized crude oil and NGL prices; higher crude oil sales volumes; lower DD&A expense, primarily due to reserve additions and asset disposition impacts, partly offset by higher underlying volumes; lower exploration expenses and higher gain on dispositions related to noncore asset sales. The increase in earnings was partly offset by lower natural gas sales volumes, primarily due to the disposition of our interests in the San Juan Basin in 2017.

In 2018, our average realized crude oil price of $62.99 per barrel was 3 percent less than WTI of $64.92 per barrel. The differential was driven primarily by local market dynamics in the Gulf Coast, Bakken and Permian Basin.

Total average production decreased 1 percent in 2018 compared with 2017. The decrease was mainly attributable to normal field decline and disposition impacts related to interests sold in the San Juan Basin and other noncore assets. Adjusted for the impact of dispositions of 82 MBOED in 2017, underlying production increased approximately 25 percent in 2018 compared with 2017, primarily due to new production from unconventional assets in the Eagle Ford, Bakken and Permian Basin.

Asset Dispositions and Other Planned Disposition

In the first quarter of 2018, we completed the sale of certain properties in the Lower 48 segment for net proceeds of $112 million. No gain or loss was recognized on the sale. In the second quarter of 2018, we completed the sale of a package of largely undeveloped acreage for net proceeds of $105 million. No gain or loss was recognized on the sale. In the third quarter of 2018, we completed a noncash exchange of undeveloped acreage in the Lower 48 segment. This transaction was recorded at fair value resulting in the recognition of a $44 million after-tax gain. In the fourth quarter of 2018, we sold several packages of undeveloped acreage in the Lower 48 segment for total net proceeds of $162 million and recognized gains of approximately $140 million.

In the fourth quarter of 2018, we completed the sale of our interests in the Barnett to Lime Rock Resources for $196 million after customary adjustments. Production associated with the Barnett averaged 8 MBOED in 2018, of which approximately 55 percent was natural gas and 45 percent was natural gas liquids. After-tax impairment charges of $69 million were recognized during 2018.

In January 2019, we entered into agreements to sell our 12.4 percent ownership interests in Golden Pass LNG Terminal and Golden Pass Pipeline located adjacent to the Sabine-Neches Industrial Ship Channel northwest of Sabine Pass, Texas. The terminal and pipeline capacity was held for receipt, storage and regasification of LNG purchased from QG3. As a result of entering into these agreements, we expect to recognize a loss of approximately $60 million in the first quarter of 2019. We have also entered into agreements to amend our contractual obligations for remaining use of the facilities. Completion of the sale is subject to regulatory approval.

See Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions in the Notes to Consolidated Financial Statements, for additional information.

Acquisition

We began acquiring early life-cycle acreage in the Austin Chalk in the fourth quarter of 2017 and have accumulated approximately 225,000 net acres at less than $1,000 per acre. We spud our first Austin Chalk well in late 2018 and plan to drill additional wells in 2019.

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

The increase in losses was partly offset by:

•	Lower DD&A expense, mainly resulting from a lower unit-of-production rate from reserve revisions, disposition impacts and lower volumes.
•	A $689 million tax benefit, primarily related to the revaluation of allocated U.S. deferred taxes at a lower federal statutory rate, in accordance with the Tax Legislation enacted in 2017.
•	Higher realized crude oil, natural gas liquids and natural gas prices.
•	Lower exploration expenses mainly due to:

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

Asset Dispositions

On July 31, 2017, we completed the sale of our interests in the San Juan Basin for total proceeds comprised of $2.5 billion in cash after customary adjustments and a contingent payment of up to $300 million. The six-year contingent payment, effective beginning January 1, 2018, is due annually for the periods in which the monthly U.S. Henry Hub price is at or above $3.20 per million British thermal units. During 2018, we recorded gains on dispositions for these contingent payments of $28 million.

On September 29, 2017, we completed the sale of our interest in the Panhandle assets for $178 million in cash after customary adjustments.

See Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions in the Notes to Consolidated Financial Statements, for additional information.

Canada

	2018	2017	2016

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$63	2,564	(935)

Average Net Production
Crude oil (MBD)	1	3	7
Natural gas liquids (MBD)	1	9	23
Bitumen (MBD)
Consolidated operations	66	59	35
Equity affiliates	-	63	148

Total bitumen	66	122	183

Natural gas (MMCFD)	12	187	524

Total Production (MBOED)	70	165	300

Average Sales Prices
Crude oil (per barrel)	$48.73	43.69	35.25
Natural gas liquids (per barrel)	43.70	21.51	14.82
Bitumen (dollars per barrel)*
Consolidated operations	22.29	21.43	12.91
Equity affiliates	-	23.83	15.80
Total bitumen	22.29	22.66	15.27
Natural gas (per thousand cubic feet)	1.00	1.93	1.49

*Average prices for sales of bitumen produced during 2018 excludes additional value realized from the purchase and sale of third-party volumes for optimization of our pipeline capacity between Canada and the U.S. Gulf Coast.

Our Canadian operations mainly consist of an oil sands development in the Athabasca region of northeastern Alberta and a liquids-rich unconventional play in western Canada. In 2018, Canada contributed 8 percent of our worldwide liquids production and less than one percent of our worldwide natural gas production.

2018 vs. 2017

Canada operations reported earnings of $63 million in 2018 compared with $2,564 million in 2017. The decrease was mainly due to the absence of a $1.6 billion after-tax gain on the sale of our interest in the FCCL Partnership and western Canada gas assets and an associated $1.0 billion deferred tax benefit, and equity earnings in the FCCL Partnership. For additional information on the Canada disposition, see Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions and Note 7—Investment in Cenovus Energy, in the Notes to Consolidated Financial Statements.

Total average production decreased 95 MBOED in 2018 compared with 2017. The production decrease was primarily due to our 2017 Canada disposition, partly offset by strong well performance at Surmont.

Acquisition

In February 2018, we acquired approximately 34,500 net acres of undeveloped land in the Montney for a net purchase price of approximately $120 million. The additional acreage is adjacent to our existing position in the liquids-rich portion of the Montney.

2017 vs. 2016

Canada operations reported earnings of $2,564 million in 2017, an increase of $3,499 million compared with 2016. The earnings increase was mainly due to an after-tax gain of $1.6 billion on the sale of certain Canadian assets, further discussed below, as well as the recognition of $1.0 billion in deferred tax benefits related to the capital gains component of our disposition and the recognition of previously unrealizable Canadian tax basis.

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

Total average production decreased 45 percent in 2017 compared with 2016. The production decrease was primarily due to the Canada disposition, partly offset by production rampup at Surmont.

Asset Disposition

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Consideration for the transaction was $11.0 billion in cash after customary adjustments, 208 million Cenovus Energy common shares and a five-year uncapped contingent payment. The contingent payment, calculated and paid on a quarterly basis, is $6 million Canadian dollars (CAD) for every $1 CAD by which the WCS quarterly average crude price exceeds $52 CAD per barrel. During 2018, we recorded gains on dispositions for these contingent payments of $95 million. See Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions in the Notes to Consolidated Financial Statements, for additional information.

Europe and North Africa

	2018	2017	2016

Net Income Attributable to ConocoPhillips (millions of dollars)	$1,866	553	394

Average Net Production
Crude oil (MBD)	149	142	122
Natural gas liquids (MBD)	8	8	7
Natural gas (MMCFD)	503	484	460

Total Production (MBOED)	241	230	205

Average Sales Prices
Crude oil (dollars per barrel)	$70.71	54.21	43.66
Natural gas liquids (per barrel)	36.87	34.07	22.62
Natural gas (per thousand cubic feet)	7.65	5.70	4.71

The Europe and North Africa segment consists of operations principally located in the Norwegian and U.K. sectors of the North Sea, the Norwegian Sea and Libya. In 2018, our Europe and North Africa operations contributed 19 percent of our worldwide liquids production and 18 percent of our natural gas production.

2018 vs. 2017

Earnings for Europe and North Africa operations of $1,866 million increased $1,313 million in 2018 compared to 2017. Earnings in 2018 included a $774 million after-tax gain related to the sale of a ConocoPhillips subsidiary to BP, which held 16.5 percent of our 24 percent interest in the BP-operated Clair Field in the United Kingdom. Earnings were also improved due to higher realized crude oil and natural gas prices and lower DD&A expense, primarily due to reserve additions.

Average production increased 5 percent in 2018, compared with 2017. The increase was mainly due to higher production in Libya and new wells online in Norway and the United Kingdom. These increases in production were partly offset by normal field decline and the final cessation of production in several producing gas fields in the Southern North Sea in the third quarter of 2018. Production associated with the Southern North Sea was 22 million cubic feet a day or 4 MBOED in 2018.

Dispositions

In the fourth quarter of 2018, we completed a transaction to sell a ConocoPhillips subsidiary to BP, which held 16.5 percent of our 24 percent interest in the BP-operated Clair Field in the United Kingdom and acquire their nonoperated interest in the Kuparuk Assets in Alaska. In 2018, our Europe and North Africa segment net production associated with the disposed 16.5 percent interest in the Clair Field was approximately 5 MBOED. We recognized a $774 million after-tax gain in the fourth quarter related to this transaction, as discussed above. See Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions in the Notes to Consolidated Financial Statements, for additional information.

We are currently marketing our United Kingdom Business Unit.

2017 vs. 2016

Earnings for Europe and North Africa operations of $553 million increased 40 percent in 2017. The increase in earnings was primarily due to higher realized crude oil, natural gas and natural gas liquids prices. Earnings were additionally improved by lower DD&A, mainly due to reserve revisions; a $60 million tax benefit from the revaluation of allocated U.S. deferred taxes at a lower U.S. federal statutory rate, in accordance with the Tax Legislation; and a $41 million tax benefit in Norway.

The increase in earnings was partly offset by the absence of a 2016 net deferred tax benefit of $161 million resulting from a change in the U.K. tax rate and a lower credit to impairment in 2017, compared with 2016, reflecting the annual updates to ARO on fields at or nearing the end of life which were impaired in prior years. The earnings improvement was further reduced by a net deferred tax charge of $65 million in the U.K. resulting from updated assumptions regarding applicable tax rates.

Average production increased 12 percent in 2017, compared with 2016. The increase was mainly due to the resumption and rampup of production in Libya; improved drilling and well performance in Norway; new production from the Greater Britannia Area and Norway; and higher Norway gas offtake, partly offset by normal field decline.

Asia Pacific and Middle East

	2018	2017	2016

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$2,070	(1,098)	209

Average Net Production
Crude oil (MBD)
Consolidated operations	89	93	97
Equity affiliates	14	14	14

Total crude oil	103	107	111

Natural gas liquids (MBD)
Consolidated operations	3	4	7
Equity affiliates	7	7	8

Total natural gas liquids	10	11	15

Natural gas (MMCFD)
Consolidated operations	626	687	730
Equity affiliates	1,031	1,007	899

Total natural gas	1,657	1,694	1,629

Total Production (MBOED)	389	401	399

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$70.93	54.38	42.23
Equity affiliates	72.49	54.76	44.11
Total crude oil	71.14	54.43	42.47
Natural gas liquids (dollars per barrel)
Consolidated operations	47.20	41.37	29.00
Equity affiliates	45.69	38.74	31.13
Total natural gas liquids	46.13	39.75	30.11
Natural gas (dollars per thousand cubic feet)
Consolidated operations	6.15	4.98	4.31
Equity affiliates	6.06	4.27	2.97
Total natural gas	6.09	4.55	3.57

The Asia Pacific and Middle East segment has operations in China, Indonesia, Malaysia, Australia, Timor-Leste and Qatar. During 2018, Asia Pacific and Middle East contributed 14 percent of our worldwide liquids production and 60 percent of our natural gas production.

2018 vs. 2017

Asia Pacific and Middle East reported earnings of $2,070 million in 2018, compared with a loss of $1,098 million in 2017. The increase in earnings was mainly due to the absence of a $2,384 million before- and after-tax charge for the impairment of our APLNG investment in 2017, higher realized commodity prices, and increased equity in earnings of affiliates, mainly due to higher LNG prices. See the “APLNG” section of Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements, for information on the 2017 impairment of our APLNG investment.

Average production decreased 3 percent in 2018, compared with 2017. The decrease was primarily due to unplanned downtime in Malaysia related to the rupture of a third-party pipeline which carries gas production from the Kebabangan gas field in Malaysia and normal field decline. This decrease was partly offset by new wells online at Malakai in Malaysia and an infill drilling program in China.

Asset Disposition

In the fourth quarter of 2018, we entered into an agreement to sell our 30 percent interest in the Greater Sunrise Fields to the government of Timor-Leste for $350 million, subject to customary adjustments. The transaction is conditional on the funding approval from the Timor-Leste government as well as regulatory approvals. No production or reserve impacts are associated with the sale.

2017 vs. 2016

Asia Pacific and Middle East reported a loss of $1,098 million in 2017, compared with earnings of $209 million in 2016. The increase in loss was mainly due to a $2,384 million before- and after-tax charge for the impairment of our APLNG investment in 2017. For additional information on our APLNG impairment, see the “APLNG” section of Note 6—Investments, Loans and Long-Term Receivables, in the Notes to Consolidated Financial Statements. Additionally, lower sales volumes in Indonesia, Australia and China further increased losses.

The increase in losses was partly offset by higher equity earnings, mainly as a result of higher commodity prices, increased sales volumes at APLNG and the absence of a 2016 deferred tax charge of $174 million resulting from the change of our APLNG tax functional currency. Higher realized crude oil and natural gas prices on non-equity volumes further reduced the loss.

Average production was essentially flat in 2017.

Other International

	2018	2017	2016

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$364	167	(16)

The Other International segment includes exploration activities in Colombia and Chile.

2018 vs. 2017

Other International operations reported earnings of $364 million in 2018, compared with earnings of $167 million in 2017. The increase in earnings was primarily due to recognizing $417 million after-tax in other income under a settlement agreement with PDVSA associated with an arbitration award issued by the ICC. Partly offsetting the increase in earnings, was the absence of a $320 million after-tax award from an arbitration settlement with The Republic of Ecuador in 2017. See Note 13—Contingencies and Commitments in the Notes to Consolidated Financial Statements, for additional information.

New Country Entrance

We received approval from Argentina’s government in January 2019 for a 50 percent nonoperated interest in the El Turbio Este block in the Austral Basin.

2017 vs. 2016

Other International operations reported earnings of $167 million in 2017, compared with a loss of $16 million in 2016. The increase in earnings was primarily due to a $320 million after-tax International Centre for Settlement of Investment Disputes (ICSID) award from an arbitration with The Republic of Ecuador. Earnings were additionally increased due to lower rig stacking costs in Angola. The increase in earnings was partly offset by the absence of a $138 million gain in 2016 on the disposition of ConocoPhillips Senegal B.V., the entity that held our interest in three exploration blocks offshore Senegal, and a $45 million tax charge from the revaluation of allocated U.S. deferred taxes at a lower U.S. federal statutory rate, in accordance with the Tax Legislation.

Corporate and Other

	Millions of Dollars

	2018	2017		2016

Net Loss Attributable to ConocoPhillips
Net interest	$(680)	(739)		(980)
Corporate general and administrative expenses	(91)	(193	)*	(147	)*
Technology	109	20		50
Other	(1,005)	(1,224	)*	(252	)*

	$(1,667)	(2,136)		(1,329)

*Certain amounts have been reclassified to reflect the adoption of ASU No. 2017-07. See Note 2—Changes in Accounting Principles, in the Notes to Consolidated Financial Statements, for additional information.

2018 vs. 2017

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest decreased $59 million in 2018 compared with 2017, primarily due to less interest from lower debt balances, higher capitalized interest on projects, and an accrual reduction due to a transportation cost ruling by the FERC in the first quarter of 2018. Partly offsetting these impacts, were reduced tax benefits on interest expense following the Tax Legislation, which lowered the U.S. corporate income tax rate from 35 percent to 21 percent effective January 1, 2018, and a lower tax benefit due to higher interest from the fair market value method of apportioning interest expense in the United States.

Corporate general and administrative expenses include compensation programs and staff costs. These costs decreased by $102 million in 2018 compared with 2017, primarily due to lower staff expenses and costs associated with certain key employee compensation programs.

Technology includes our investment in new technologies or businesses, as well as licensing revenues. Activities are focused on tight oil reservoirs, LNG, oil sands and other production operations. Earnings from Technology increased by $89 million in 2018 compared with 2017, primarily due to higher licensing revenues. See Note 24—Sales and Other Operating Revenues, in the Notes to Consolidated Financial Statements, for additional information.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, premiums incurred on the early retirement of debt, unrealized holding gains or losses on equity securities, and pension settlement expense. Losses in “Other” decreased by $219 million in 2018 compared with 2017, primarily due to the absence of an $813 million tax charge from the revaluation of deferred taxes at a lower federal statutory rate, in accordance with the Tax Legislation enacted in 2017; lower premiums on the early retirement of debt; partly offset by a $437 million unrealized loss on our Cenovus Energy common shares.

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

Corporate general and administrative expenses which include pension settlement expenses and compensation program costs increased $46 million in 2017 compared with 2016, primarily due to higher costs associated with certain key employee compensation programs and staff expenses. See Note 2—Changes in Accounting Principles, in the Notes to Financial Statements, for additional information.

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

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment and premiums incurred on the early retirement of debt. Losses in “Other” increased $972 million in 2017, mainly due to an $813 million tax charge from the revaluation of deferred taxes at a lower federal statutory rate, in accordance with the Tax Legislation and premiums on our early retirement of debt.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars Except as Indicated

	2018	2017	2016

Net cash provided by operating activities	$12,934	7,077	4,403
Cash and cash equivalents	5,915	6,325	3,610
Short-term debt	112	2,575	1,089
Total debt	14,968	19,703	27,275
Total equity	32,064	30,801	35,226
Percent of total debt to capital*	32%	39	44
Percent of floating-rate debt to total debt	5%	5	9

    *Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, proceeds from asset sales, our commercial paper and credit facility programs and our ability to sell securities using our shelf registration statement. In 2018, the primary uses of our available cash were $6,750 million to support our ongoing capital expenditures and investments program; $4,995 million to reduce debt; $2,999 million to repurchase our common stock; and $1,363 million to pay dividends on our common stock. During 2018, cash, cash equivalents, and restricted cash decreased by $385 million to $6,151 million.

We believe current cash balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Sources of Capital” section, will be sufficient to meet our funding requirements in the near and long term, including our capital spending program, share repurchases, dividend payments and required debt payments.

Significant Sources of Capital

Operating Activities

During 2018, cash provided by operating activities was $12,934 million, an 83 percent increase from 2017. The increase was primarily due to higher realized commodity prices and higher distributions from equity affiliates.

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

The level of absolute production volumes, as well as product and location mix, impacts our cash flows. Full-year production averaged 1,283 MBOED in 2018. Full-year production excluding Libya averaged 1,242 MBOED in 2018 and is expected to be 1,300 to 1,350 MBOED in 2019. Future production is subject to numerous uncertainties, including, among others, the volatile crude oil and natural gas price environment, which may impact investment decisions; the effects of price changes on production sharing and variable-royalty contracts; acquisition and disposition of fields; field production decline rates; new technologies; operating efficiencies; timing of startups and major turnarounds; political instability; weather-related disruptions; and the addition of proved reserves through exploratory success and their timely and cost-effective development. While we actively manage these factors, production levels can cause variability in cash flows, although generally this variability has not been as significant as that caused by commodity prices.

To maintain or grow our production volumes on an ongoing basis, we must continue to add to our proved reserve base. Our proved reserves generally increase as prices rise and decrease as prices decline. In 2018, our reserve replacement, which included a net increase of 0.2 billion BOE from sales and purchases, was 147 percent. Increased crude oil reserves accounted for over 90 percent of the total change in reserves. Our organic reserve replacement, which excludes the impact of sales and purchases, was 109 percent in 2018. Approximately 33 percent of organic reserve additions are from Lower 48 unconventional assets, 29 percent from Alaska and 22 percent from Asia Pacific and Middle East.

In the five years ended December 31, 2018, our reserve replacement, which included a decrease of 2.1 billion BOE from sales and purchases, was negative 30 percent, reflecting the impact of asset dispositions and lower prices during that period. Our organic reserve replacement during the five years ended December 31, 2018, was 44 percent, reflecting development activities as well as lower prices during that period.

Reserve replacement represents the net change in proved reserves, net of production, divided by our current year production, as shown in our supplemental reserve table disclosures. For additional information about our 2019 capital budget, see the “2019 Capital Budget” section within “Capital Resources and Liquidity” and for additional information on proved reserves, including both developed and undeveloped reserves, see the “Oil and Gas Operations” section of this report.

As discussed in the “Critical Accounting Estimates” section, engineering estimates of proved reserves are imprecise; therefore, each year reserves may be revised upward or downward due to the impact of changes in commodity prices or as more technical data becomes available on reservoirs. In 2018 and 2017, revisions increased reserves, while in 2016, revisions decreased reserves. It is not possible to reliably predict how revisions will impact reserve quantities in the future.

Investing Activities

Proceeds from asset sales in 2018 were $1.1 billion. We completed several undeveloped acreage transactions in our Lower 48 segment for a total of $267 million after customary adjustments and another transaction in our Lower 48 segment for $112 million after customary adjustments. We completed the sale of our interests in the Barnett to Lime Rock Resources for $196 million after customary adjustments. We also received $253 million net proceeds for customary adjustments related to our transaction with BP for the disposition of a ConocoPhillips subsidiary holding a 16.5 percent interest in the Clair Field in the United Kingdom and the acquisition of the Kuparuk Assets. We received contingent payments of $95 million in relation to our 2017 Canada disposition to Cenovus Energy.

Proceeds from asset sales in 2017 were $13.9 billion. We completed the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Consideration for the transaction included $11.0 billion in cash after customary adjustments and 208 million Cenovus Energy common shares. We completed the sale of our interests in the San Juan Basin to an affiliate of Hilcorp Energy Company. Total proceeds for the sale were $2.5 billion in cash after customary adjustments. We also completed the sale of our interest in the Panhandle assets for $178 million in cash after customary adjustments.

For additional information on our dispositions and investment in Cenovus common shares, see Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions and Note 7—Investment in Cenovus Energy, in the Notes to Consolidated Financial Statements, and the Results of Operations section within Management’s Discussion and Analysis.

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

The revolving credit facility supports the ConocoPhillips Company $6.0 billion commercial paper program which is primarily a funding source for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. We had no commercial paper outstanding in programs in place at December 31, 2018 or December 31, 2017. We had no direct outstanding borrowings or letters of credit under the revolving credit facility at December 31, 2018 and December 31, 2017. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.0 billion in borrowing capacity under our revolving credit facility at December 31, 2018.

In August 2018, Fitch upgraded our long-term debt rating from “A-” to “A” and adjusted their outlook for our debt from “positive” to “stable.” In September 2018, Moody’s Investors Services upgraded its rating on our long-term debt from “Baa1” to “A3” and adjusted its outlook for our debt from “positive” to “stable.” In November 2018, Standard & Poor’s upgraded our long-term debt rating from “A-” to “A,” with a stable outlook. We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, in the event of a downgrade of our credit rating. If our credit rating were downgraded, it could increase the cost of corporate debt available to us and restrict our access to the commercial paper markets. If our credit rating were to deteriorate to a level prohibiting us from accessing the commercial paper market, we would still be able to access funds under our revolving credit facility.

Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At December 31, 2018 and 2017, we had direct bank letters of credit of $323 million and $338 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of credit ratings downgrades, we may be required to post additional letters of credit.

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

Our debt balance at December 31, 2018, was $15.0 billion, a decrease of $4.7 billion from the balance at December 31, 2017. We achieved our stated debt target of $15 billion eighteen months earlier than the original target date of year-end 2019.

In 2018, we repaid the $250 million floating rate note due in 2018 at its natural maturity. We also redeemed or repurchased a total $4,450 million of debt, described below, incurring $208 million in net premiums above book value, which are reported in the “Other expenses” line on our consolidated income statement.

•	4.20% Notes due 2021 with remaining principal of $1.0 billion.
•	2.875% Notes due 2021 with principal of $750 million.
•	2.4% Notes due 2022 with principal of $1.0 billion (partial repurchase of $671 million).
•	3.35% Notes due 2024 with principal of $1.0 billion (partial repurchase of $574 million).
•	2.2% Notes due 2020 with principal of $500 million.
•	3.35% Notes due 2025 with principal of $500 million (partial repurchase of $301 million).
•	4.15% Notes due 2034 with principal of $500 million (partial repurchase of $254 million).
•	8.125% Notes due 2030 with principal of $600 million (partial repurchase of $210 million).
•	7.8% Notes due 2027 with principal of $300 million (partial repurchase of $97 million).
•	7.9% Notes due 2047 with principal of $100 million (partial repurchase of $40 million).
•	9.125% Notes due 2021 with principal of $150 million (partial repurchase of $27 million).
•	8.20% Notes due 2025 with principal of $150 million (partial repurchase of $16 million).
•	7.65% Notes due 2023 with principal of $88 million (partial repurchase of $10 million).

For more information on Debt, see Note 11—Debt, in the Notes to Consolidated Financial Statements.

On February 1, 2018, we announced an increase in the quarterly dividend to $0.285 per share, compared with the previous quarterly dividend of $0.265 per share. The dividend was paid on March 1, 2018, to stockholders of record at the close of business on February 12, 2018. On May 4, 2018, we announced a quarterly dividend of $0.285 per share. The dividend was paid on June 1, 2018, to stockholders of record at the close of business on May 14, 2018. On July 11, 2018, we announced a quarterly dividend of $0.285 per share. The dividend was paid on September 4, 2018, to stockholders of record at the close of business on July 23, 2018. On October 5, 2018, we announced a 7 percent increase in the quarterly dividend to $0.305 per share. The dividend was paid on December 3, 2018, to stockholders of record at the close of business on October 15, 2018. On January 30, 2019, we announced a quarterly dividend of $0.305 cents per share, payable March 1, 2019, to stockholders of record at the close of business on February 11, 2019.

In late 2016, we initiated our current share repurchase program. As of June 30, 2018, we had announced authorization to repurchase a total of $6 billion of our common stock. We repurchased $3 billion in 2017 and $3 billion in 2018. On July 12, 2018, we announced an authorization of an additional $9 billion in share repurchases bringing the total program authorization to $15 billion. We expect to execute $3 billion of the remaining $9 billion of our share repurchase program in 2019. Whether we undertake these additional repurchases is ultimately subject to numerous considerations, market conditions and other factors. See Risk Factors “Our ability to declare and pay dividends and repurchase shares is subject to certain considerations.”

Since our share repurchase program began in November 2016, we have repurchased 111 million shares at a cost of $6.1 billion through December 31, 2018.

During the third quarter of 2017, we made a $600 million contribution to our domestic qualified pension plan, which is included in the “Other” line in the “Cash Flows From Operating Activities” section of our consolidated statement of cash flows. This additional contribution lowered our domestic pension deficit, thereby reducing 2018 premiums charged by the Pension Benefit Guaranty Corporation.

Contractual Obligations

The table below summarizes our aggregate contractual fixed and variable obligations as of December 31, 2018:

	Millions of Dollars

	Payments Due by Period

	Total	Up to 1 Year	Years 2–3	Years 4–5	After 5 Years

Debt obligations (a)	$14,191	33	159	987	13,012
Capital lease obligations (b)	777	79	155	143	400

Total debt	14,968	112	314	1,130	13,412

Interest on debt and other obligations	12,213	865	1,710	1,634	8,004
Operating lease obligations (c)	1,394	248	561	373	212
Purchase obligations (d)	9,703	4,000	1,854	1,422	2,427
Other long-term liabilities
Pension and postretirement benefit contributions (e)	1,519	380	634	505	–
Asset retirement obligations (f)	7,908	378	672	681	6,177
Accrued environmental costs (g)	178	20	28	26	104
Unrecognized tax benefits (h)	115	115	(h)	(h)	(h)

Total	$47,998	6,118	5,773	5,771	30,336

(a)	Includes $220 million of net unamortized premiums, discounts and debt issuance costs. See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

(b)	Capital lease obligations are presented on a discounted basis.

(c)	Operating lease obligations are presented on an undiscounted basis.

(d)

Represents any agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, presented on an undiscounted basis. Does not include purchase commitments for jointly owned fields and facilities where we are not the operator.

The majority of the purchase obligations are market-based contracts related to our commodity business. Product purchase commitments with third parties totaled $3,412 million.

Purchase obligations of $5,169 million are related to agreements to access and utilize the capacity of third-party equipment and facilities, including pipelines and LNG and product terminals, to transport, process, treat and store commodities. The remainder is primarily our net share of purchase commitments for materials and services for jointly owned fields and facilities where we are the operator.

(e)

Represents contributions to qualified and nonqualified pension and postretirement benefit plans for the years 2019 through 2023. For additional information related to expected benefit payments subsequent to 2023, see Note 18—Employee Benefit Plans, in the Notes to Consolidated Financial Statements.

(f)	Represents estimated discounted costs to retire and remove long-lived assets at the end of their operations.

(g)

Represents estimated costs for accrued environmental expenditures presented on a discounted basis for costs acquired in various business combinations and an undiscounted basis for all other accrued environmental costs.

(h)

Excludes unrecognized tax benefits of $966 million because the ultimate disposition and timing of any payments to be made with regard to such amounts are not reasonably estimable. Although unrecognized tax benefits are not a contractual obligation, they are presented in this table because they represent potential demands on our liquidity.

Capital Expenditures

	Millions of Dollars
	2018	2017	2016

Alaska	$1,298	815	883
Lower 48	3,184	2,136	1,262
Canada	477	202	698
Europe and North Africa	877	872	1,020
Asia Pacific and Middle East	718	482	838
Other International	6	21	104
Corporate and Other	190	63	64

Capital Program	$6,750	4,591	4,869

Our capital expenditures and investments for the three-year period ended December 31, 2018, totaled $16.2 billion. The 2018 expenditures supported key exploration and developments, primarily:

•	Development, appraisal and exploration activities in the Lower 48, including Eagle Ford, Bakken and Delaware in the Permian Basin.
•

Leasehold acquisition and exploration, appraisal and development activities in Alaska related to the Western North Slope; development activities in the Greater Kuparuk Area and the Greater Prudhoe Area.

•	Development activities in Europe, including the Greater Ekofisk Area, Clair Ridge and Aasta Hansteen.
•	Leasehold acquisition, optimization of oil sands development and appraisal activities in liquids-rich plays in Canada.
•	Continued development in China, Australia, Indonesia, and Malaysia, and exploration and appraisal activities in Malaysia.

2019 CAPITAL BUDGET

In December 2018, we announced a 2019 capital budget of $6.1 billion which includes funding for ongoing conventional and unconventional development drilling programs, major projects, exploration and appraisal activities, and base maintenance activities. We are planning to allocate approximately:

•

70 percent of our 2019 capital expenditures budget to development drilling programs. These funds will focus predominantly on the Lower 48 unconventionals including the Eagle Ford, Bakken and Delaware, as well as development drilling in Alaska, Canada and Europe.

•	15 percent of our 2019 capital expenditures budget to maintain base production and corporate expenditures.
•	10 percent of our 2019 capital expenditures budget to major projects. These funds will focus on major projects in Alaska, China, Australia, Europe and Malaysia.
•	5 percent of our 2019 capital expenditures budget to new exploration activity, primarily in Alaska and the Lower 48.

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

These laws and their implementing regulations set limits on emissions and, in the case of discharges to water, establish water quality limits and establish standards and impose obligations for the remediation of releases of hazardous substances and hazardous wastes. They also, in most cases, require permits in association with new or modified operations. These permits can require an applicant to collect substantial information in connection with the application process, which can be expensive and time consuming. In addition, there can be delays associated with notice and comment periods and the agency’s processing of the application. Many of the delays associated with the permitting process are beyond the control of the applicant.

Many states and foreign countries where we operate also have, or are developing, similar environmental laws and regulations governing these same types of activities. While similar, in some cases these regulations may impose additional, or more stringent, requirements that can add to the cost and difficulty of marketing or transporting products across state and international borders.

The ultimate financial impact arising from environmental laws and regulations is neither clearly known nor easily determinable as new standards, such as air emission standards and water quality standards, continue to evolve. However, environmental laws and regulations, including those that may arise to address concerns about global climate change, are expected to continue to have an increasing impact on our operations in the United States and in other countries in which we operate. Notable areas of potential impacts include air emission compliance and remediation obligations in the United States and Canada.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain wastes attributable to our past operations. As of December 31, 2018, there were 14 sites around the United States in which we were identified as a potentially responsible party under CERCLA and comparable state laws.

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

Expensed environmental costs were $442 million in 2018 and are expected to be about $530 million per year in 2019 and 2020. Capitalized environmental costs were $191 million in 2018 and are expected to be about $240 million per year in 2019 and 2020.

Accrued liabilities for remediation activities are not reduced for potential recoveries from insurers or other third parties and are not discounted (except those assumed in a purchase business combination, which we do record on a discounted basis).

Many of these liabilities result from CERCLA, RCRA and similar state or international laws that require us to undertake certain investigative and remedial activities at sites where we conduct, or once conducted, operations or at sites where ConocoPhillips-generated waste was disposed. The accrual also includes a number of sites we identified that may require environmental remediation, but which are not currently the subject of CERCLA, RCRA or other agency enforcement activities. The laws that require or address environmental remediation may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the future, we may incur significant costs under both CERCLA and RCRA.

Remediation activities vary substantially in duration and cost from site to site, depending on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, and the presence or absence of potentially liable third parties. Therefore, it is difficult to develop reasonable estimates of future site remediation costs.

At December 31, 2018, our balance sheet included total accrued environmental costs of $178 million, compared with $180 million at December 31, 2017, for remediation activities in the U.S. and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

Climate Change

Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction.

These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Examples of legislation or precursors for possible regulation that do or could affect our operations include:

•

European Emissions Trading Scheme (ETS), the program through which many of the European Union (EU) member states are implementing the Kyoto Protocol. Our cost of compliance with the EU ETS in 2018 was approximately $5.6 million (net share before-tax).

•

The Alberta Carbon Competitiveness Incentive Regulation (CCIR) requires any existing facility with emissions equal to or greater than 100,000 metric tonnes of carbon dioxide, or equivalent, per year to meet an industry benchmark intensity. The total cost of these regulations in 2018 was approximately $4 million.

•

The U.S. Supreme Court decision in Massachusetts v. EPA, 549 U.S. 497, 127 S.Ct. 1438 (2007), confirmed that the EPA has the authority to regulate carbon dioxide as an “air pollutant” under the Federal Clean Air Act.

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

•

Carbon taxes in certain jurisdictions. Our cost of compliance with Norwegian carbon tax legislation in 2018 was approximately $30 million (net share before-tax). We also incur a carbon tax for emissions from fossil fuel combustion in our British Columbia and Alberta Operations totaling just over $0.6 million (net share before-tax).

•

The agreement reached in Paris in December 2015 at the 21st Conference of the Parties to the United Nations Framework on Climate Change, setting out a new process for achieving global emission reductions. While the United States announced its intention to withdraw from the Paris Agreement, there is no guarantee that the commitments made by the United States will not be implemented, in whole or in part, by U.S. state and local governments or by major corporations headquartered in the United States.

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

The company has responded by putting in place a Sustainable Development Risk Management Practice covering the assessment and registering of significant and high sustainable development risks based on their consequence and likelihood of occurrence. A corporate Climate Change Action Plan has been developed to track mitigation activities for each climate-related risk included in the corporate Sustainable Development Risk Register.

The risks addressed in our Climate Change Action Plan fall into four broad categories:

•	GHG-related legislation and regulation.
•	GHG emissions management.
•	Physical climate-related impacts.
•	Climate-related disclosure and reporting.

The company uses a range of estimated future costs of GHG emissions for internal planning purposes, including an estimated market cost of GHG emissions of $40 per metric tonne applied beginning in the year 2024 to evaluate certain future projects and opportunities. The company does not use an estimated market cost of GHG emissions when assessing reserves in jurisdictions without existing GHG regulations.

In December 2018, we became a Founding Member of the Climate Leadership Council (CLC), an international policy institute founded in collaboration with business and environmental interests to develop a carbon dividend plan. Participation in the CLC provides another opportunity for ongoing dialogue about carbon pricing and framing the issues in alignment with our public policy principles. We also belong to and fund Americans for Carbon Dividends, the education and advocacy branch of the CLC.

In 2017 and 2018, cities, counties, a state government, and a trade association in California, New York, Washington, Rhode Island and Maryland, as well as the Pacific Coast Federation of Fishermen’s Association, Inc., have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. ConocoPhillips is vigorously defending against these lawsuits. The lawsuits brought by the Cities of San Francisco, Oakland and New York have been dismissed by the district courts and appeals are pending.

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

NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, “Leases” (ASU No. 2016-02), which establishes comprehensive accounting and financial reporting requirements for leasing arrangements. This ASU supersedes the existing requirements in FASB ASC Topic 840, “Leases” (FASB ASC Topic 840), and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet. The provisions of ASU No. 2016-02 also modify the definition of a lease and outline requirements for recognition, measurement, presentation and disclosure of leasing arrangements by both lessees and lessors. The ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption of the standard is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply the provisions of ASU No. 2016-02 to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements.

ASU No. 2016-02 was amended in January 2018 by the provisions of ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” (ASU No. 2018-01), and in July 2018 by the provisions of ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (ASU No. 2018-10). In addition, ASU No. 2016-02 was further amended in July 2018 by the provisions of ASU No. 2018-11, “Targeted Improvements” (ASU No. 2018-11), and in December 2018 by the provisions of ASU No. 2018-20, “Narrow-Scope Improvements for Lessors” (ASU No. 2018-20).

ASU No. 2018-11 sets forth certain additional practical expedients for lessors and provides entities with an option to apply the provisions of ASU No. 2016-02, as amended, to leasing arrangements existing at or entered into after the ASU’s effective date of adoption (the “Optional Transition Method”). Entities that elect to utilize the Optional Transition Method would not apply the provisions of ASU No. 2016-02, as amended, to comparative periods presented in the financial statements.

We plan to adopt ASU No. 2016-02, as amended, effective January 1, 2019, utilizing the Optional Transition Method. Accordingly, the comparative periods presented in the financial statements prior to January 1, 2019, will be presented pursuant to the existing requirements of FASB ASC Topic 840 and not be adjusted upon the adoption of the ASU. We also expect to utilize the package of optional transition-related practical expedients set forth by ASU No. 2016-02, as amended, which permit entities to not reassess upon the adoption of the ASU certain historical conclusions regarding lease contract identification and classification, as well as the historical accounting treatment of initial direct costs (the “Package of Optional Practical Expedients”). For lease arrangements containing both lease and non-lease components, we will adopt the optional practical expedient to not separate lease components from non-lease components for all new or modified leases executed on or after the effective date of the ASU, subject to making any elections for leases after the effective date in new asset classes. Furthermore, we do not expect to record assets and liabilities on our consolidated balance sheet for new or existing lease arrangements with terms of 12 months or less.

The expected impact of the adoption of ASU No. 2016-02, as amended, relates primarily to our balance sheet, resulting from the initial recognition of lease liabilities and corresponding right-of-use assets for our existing population of operating leases, as well as enhanced disclosure of our leasing arrangements. We expect to recognize on our consolidated balance sheet approximately $1 billion of operating lease liabilities and corresponding right-of-use assets upon the adoption of ASU No. 2016-02, as amended. We have implemented a third-party lease accounting software solution to facilitate the ongoing accounting and financial reporting requirements of the ASU and also expect the adoption of the ASU to result in certain changes being made to our existing accounting policies and systems, business processes, and internal controls.

While our evaluation of ASU No. 2016-02, as amended, and related implementation activities approach completion, we continue to monitor proposals issued by the FASB to clarify the ASU. For additional information, see Note 26—New Accounting Standards, in the Notes to Consolidated Financial Statements.

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

This judgmental probability percentage is reassessed and adjusted throughout the contractual period of the leasehold based on favorable or unfavorable exploratory activity on the leasehold or on adjacent leaseholds, and leasehold impairment amortization expense is adjusted prospectively. At year-end 2018, the book value of the pools of property acquisition costs, that individually are relatively small and thus subject to the above-described periodic leasehold impairment calculation, was $468 million and the accumulated impairment reserve was $153 million. The weighted-average judgmental percentage probability of ultimate failure was approximately 71 percent, and the weighted-average amortization period was approximately two years. If that judgmental percentage were to be raised by 5 percent across all calculations, before-tax leasehold impairment expense in 2019 would increase by approximately $7 million. At year-end 2018, the remaining $3.6 billion of net capitalized unproved property costs consisted primarily of individually significant leaseholds, mineral rights held in perpetuity by title ownership, exploratory wells currently being drilled, suspended exploratory wells, and capitalized interest. Of this amount, approximately $2.6 billion is concentrated in 10 major development areas, the majority of which are not expected to move to proved properties in 2019. Management periodically assesses individually significant leaseholds for impairment based on the results of exploration and drilling efforts and the outlook for commercialization.

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

At year-end 2018, total suspended well costs were $856 million, compared with $853 million at year-end 2017. For additional information on suspended wells, including an aging analysis, see Note 8—Suspended Wells and Other Exploration Expenses, in the Notes to Consolidated Financial Statements.

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

The estimation of proved developed reserves also is important to the income statement because the proved developed reserve estimate for a field serves as the denominator in the unit-of-production calculation of the DD&A of the capitalized costs for that asset. At year-end 2018, the net book value of productive properties, plants and equipment (PP&E) subject to a unit-of-production calculation was approximately $37 billion and the DD&A recorded on these assets in 2018 was approximately $5.5 billion. The estimated proved developed reserves for our consolidated operations were 3.0 billion BOE at the end of 2017 and 3.3 billion BOE at the end of 2018. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 10 percent across all calculations, before-tax DD&A in 2018 would have increased by an estimated $611 million.

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

Projected Benefit Obligations

Determination of the projected benefit obligations for our defined benefit pension and postretirement plans are important to the recorded amounts for such obligations on the balance sheet and to the amount of benefit expense in the income statement. The actuarial determination of projected benefit obligations and company contribution requirements involves judgment about uncertain future events, including estimated retirement dates, salary levels at retirement, mortality rates, lump-sum election rates, rates of return on plan assets, future health care cost-trend rates, and rates of utilization of health care services by retirees. Due to the specialized nature of these calculations, we engage outside actuarial firms to assist in the determination of these projected benefit obligations and company contribution requirements. For Employee Retirement Income Security Act-governed pension plans, the actuary exercises fiduciary care on behalf of plan participants in the determination of the judgmental assumptions used in determining required company contributions into the plans. Due to differing objectives and requirements between financial accounting rules and the pension plan funding regulations promulgated by governmental agencies, the actuarial methods and assumptions for the two purposes differ in certain important respects. Ultimately, we will be required to fund all vested benefits under pension and postretirement benefit plans not funded by plan assets or investment returns, but the judgmental assumptions used in the actuarial calculations significantly affect periodic financial statements and funding patterns over time. Projected benefit obligations are particularly sensitive to the discount rate assumption. A 1 percent decrease in the discount rate assumption would increase projected benefit obligations by $1,000 million. Benefit expense is particularly sensitive to the discount rate and return on plan assets assumptions. A 1 percent decrease in the discount rate assumption would increase annual benefit expense by $110 million, while a 1 percent decrease in the return on plan assets assumption would increase annual benefit expense by $40 million. In determining the discount rate, we use yields on high-quality fixed income investments matched to the estimated benefit cash flows of our plans. We are also exposed to the possibility that lump sum retirement benefits taken from pension plans during the year could exceed the total of service and interest components of annual pension expense and trigger accelerated recognition of a portion of unrecognized net actuarial losses and gains. These benefit payments are based on decisions by plan participants and are therefore difficult to predict. In the event there is a significant reduction in the expected years of future service of present employees or elimination for a significant number of employees the accrual of defined benefits for some or all of their future services, we could recognize a curtailment gain or loss. See Note 18—Employee Benefit Plans, in the Notes to Consolidated Financial Statements, for additional information.

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
•

Inability to timely obtain or maintain permits, including those necessary for construction, drilling and/or development, or inability to make capital expenditures required to maintain compliance with any necessary permits or applicable laws or regulations.

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

•	Reduced demand for our products or the use of competing energy products, including alternative energy sources.
•	Substantial investment in and development of alternative energy sources, including as a result of existing or future environmental rules and regulations.
•	Liability for remedial actions, including removal and reclamation obligations, under environmental regulations.
•	Liability resulting from litigation or our failure to comply with applicable laws and regulations.
•

General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, bitumen, natural gas, LNG and natural gas liquids pricing, regulation or taxation; the impact of and uncertainty surrounding the United Kingdom’s decision to withdraw from the European Union; and other political, economic or diplomatic developments.

•	Volatility in the commodity futures markets.
•

Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business, including changes resulting from the implementation and interpretation of the Tax Cuts and Jobs Act.

•	Competition in the oil and gas exploration and production industry.
•	Any limitations on our access to capital or increase in our cost of capital, including as a result of illiquidity or uncertainty in domestic or international financial markets.
•	Our inability to execute, or delays in the completion, of any asset dispositions or acquisitions we elect to pursue.
•

Potential failure to obtain, or delays in obtaining, any necessary regulatory approvals for asset dispositions or acquisitions or that such approvals may require modification to the terms of the transactions or the operation of our remaining business.

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
•

The ability of our customers and other contractual counterparties to satisfy their obligations to us, including our inability to collect payments when due under our ICC settlement agreement with PDVSA.

•	Our inability to realize anticipated cost savings and expenditure reductions.
•	The factors generally described in Item 1A—Risk Factors in this 2018 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.

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

Our use of derivative instruments is governed by an “Authority Limitations” document approved by our Board of Directors that prohibits the use of highly leveraged derivatives or derivative instruments without sufficient liquidity. The Authority Limitations document also establishes the Value at Risk (VaR) limits for the company, and compliance with these limits is monitored daily. The Executive Vice President and Chief Financial Officer, who reports to the Chief Executive Officer, monitors commodity price risk and risks resulting from foreign currency exchange rates and interest rates. The Commercial organization manages our commercial marketing, optimizes our commodity flows and positions, and monitors risks.

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

We use a VaR model to estimate the loss in fair value that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative financial instruments and derivative commodity instruments we hold or issue, including commodity purchases and sales contracts recorded on the balance sheet at December 31, 2018, as derivative instruments. Using Monte Carlo simulation, a 95 percent confidence level and a one-day holding period, the VaR for those instruments issued or held for trading purposes or held for purposes other than trading at December 31, 2018 and 2017, was immaterial to our consolidated cash flows and net income attributable to ConocoPhillips.

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

	Millions of Dollars Except as Indicated

	Debt

Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate

Year-End 2018
2019	$17	-%	$-	-%
2020	-	-	-	-
2021	123	9.13	-	-
2022	343	2.54	500	3.52
2023	106	7.20	-	-
Remaining years	12,599	6.16	283	1.78

Total	$13,188		$783

Fair value	$15,364		$783

Year-End 2017
2018	$2,250	3.31%	$250	1.75%
2019	23	-	-	-
2020	-	-	-	-
2021	150	9.13	-	-
2022	1,014	2.45	500	2.32
Remaining years	14,207	6.00	283	1.70

Total	$17,644		$1,033

Fair value	$21,402		$1,033

Foreign Currency Exchange Risk

We have foreign currency exchange rate risk resulting from international operations. We do not comprehensively hedge the exposure to currency exchange rate changes although we may choose to selectively hedge certain foreign currency exchange rate exposures, such as firm commitments for capital projects or local currency tax payments, dividends and cash returns from net investments in foreign affiliates to be remitted within the coming year, and investments in equity securities.

At December 31, 2018 and 2017, we held foreign currency exchange forwards hedging cross-border commercial activity and foreign currency exchange swaps and options for purposes of mitigating our cash-related exposures. Although these forwards, swaps and options hedge exposures to fluctuations in exchange rates, we elected not to utilize hedge accounting. As a result, the change in the fair value of these foreign currency exchange derivatives is recorded directly in earnings.

At December 31, 2018 and 2017, we had outstanding foreign currency zero-cost collars buying the right to sell $1.25 billion Canadian dollars (CAD) at $0.707 CAD and selling the right to buy $1.25 billion CAD at $0.842 CAD against the U.S. dollar. Based on the assumed volatility in the fair value calculation, the net fair value of these foreign currency contracts at December 31, 2018 and December 31, 2017, was a before-tax gain of $6 million and a before-tax loss of $9 million, respectively. Based on an adverse hypothetical 10 percent change in the December 2018 and December 2017 exchange rate, this would result in an additional before-tax loss of $17 million and $74 million respectively. The sensitivity analysis is based on changing one assumption while holding all other assumptions constant, which in practice may be unlikely to occur, as changes in some of the assumptions may be correlated.

The gross notional and fair market values of these positions at December 31, 2018 and 2017, were as follows:

	In Millions

Foreign Currency Exchange Derivatives	Notional*			Fair Market Value**

	2018		2017	2018	2017

Sell U.S. dollar, buy British pound	USD	805	-	(5)	-
Sell Canadian dollar, buy U.S. dollar	CAD	1,250	1,250	6	(9)
Buy Canadian dollar, sell U.S. dollar	CAD	8	25	-	1
Sell British pound, buy Norwegian krone	GBP	9	-	-	-
Sell British pound, buy euro	GBP	12	1	-	-

  *Denominated in U.S. dollars (USD), Canadian dollars (CAD) and British pound (GBP) .

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, we believe the company’s internal control over financial reporting was effective as of December 31, 2018.

Ernst & Young LLP has issued an audit report on the company’s internal control over financial reporting as of December 31, 2018, and their report is included herein.

/s/ Ryan M. Lance	/s/ Don E. Wallette, Jr.

Ryan M. Lance	Don E. Wallette, Jr.
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 19, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ConocoPhillips

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ConocoPhillips as of December 31, 2018 and 2017, and the related consolidated income statement, consolidated statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, condensed consolidating financial information listed in the Index at Item 8, and financial statement schedule listed in Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ConocoPhillips at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), ConocoPhillips’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2019, expressed an unqualified opinion thereon.

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

February 19, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ConocoPhillips

Opinion on Internal Control over Financial Reporting

We have audited ConocoPhillips’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ConocoPhillips maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated income statement, consolidated statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, condensed consolidating financial information listed in the Index at Item 8, and financial statement schedule listed in Item 15(a) of ConocoPhillips and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas

February 19, 2019

Consolidated Income Statement	ConocoPhillips

Years Ended December 31

	Millions of Dollars

	2018	2017*	2016*

Revenues and Other Income
Sales and other operating revenues	$36,417	29,106	23,693
Equity in earnings of affiliates	1,074	772	52
Gain on dispositions	1,063	2,177	360
Other income	173	529	255

Total Revenues and Other Income	38,727	32,584	24,360

Costs and Expenses
Purchased commodities	14,294	12,475	9,994
Production and operating expenses	5,213	5,162	5,643
Selling, general and administrative expenses	401	427	473
Exploration expenses	369	934	1,912
Depreciation, depletion and amortization	5,956	6,845	9,062
Impairments	27	6,601	139
Taxes other than income taxes	1,048	809	739
Accretion on discounted liabilities	353	362	425
Interest and debt expense	735	1,098	1,245
Foreign currency transaction (gains) losses	(17)	35	(19)
Other expenses	375	451	277

Total Costs and Expenses	28,754	35,199	29,890

Income (loss) before income taxes	9,973	(2,615)	(5,530)
Income tax provision (benefit)	3,668	(1,822)	(1,971)

Net income (loss)	6,305	(793)	(3,559)
Less: net income attributable to noncontrolling interests	(48)	(62)	(56)

Net Income (Loss) Attributable to ConocoPhillips	$6,257	(855)	(3,615)

Net Income (Loss) Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$5.36	(0.70)	(2.91)
Diluted	5.32	(0.70)	(2.91)

Average Common Shares Outstanding (in thousands)
Basic	1,166,499	1,221,038	1,245,440
Diluted	1,175,538	1,221,038	1,245,440

*Certain amounts have been reclassified to conform to the current-period presentation resulting from the adoption of ASU No. 2017-07. See Note 2—Changes in Accounting Principles, for additional information.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	ConocoPhillips

Years Ended December 31

	Millions of Dollars

	2018	2017	2016

Net Income (Loss)	$6,305	(793)	(3,559)
Other comprehensive income (loss)
Defined benefit plans
Prior service credit (cost) arising during the period	(7)	2	23
Reclassification adjustment for amortization of prior service credit included in net loss	(40)	(38)	(35)

Net change	(47)	(36)	(12)

Net actuarial gain (loss) arising during the period	(150)	19	(481)
Reclassification adjustment for amortization of net actuarial losses included in net income (loss)	279	247	309

Net change	129	266	(172)
Nonsponsored plans*	(1)	(2)	2
Income taxes on defined benefit plans	(42)	(81)	78

Defined benefit plans, net of tax	39	147	(104)

Unrealized holding loss on securities	-	(58)	-

Unrealized loss on securities, net of tax**	-	(58)	-

Foreign currency translation adjustments	(645)	586	153
Reclassification adjustment for gain included in net loss	-	-	5
Income taxes on foreign currency translation adjustments	3	-	-

Foreign currency translation adjustments, net of tax	(642)	586	158

Other Comprehensive Income (Loss), Net of Tax	(603)	675	54

Comprehensive Income (Loss)	5,702	(118)	(3,505)
Less: comprehensive income attributable to noncontrolling interests	(48)	(62)	(56)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$5,654	(180)	(3,561)

  * Plans for which ConocoPhillips is not the primary obligor—primarily those administered by equity affiliates.

** See Note 2—Changes in Accounting Principles and Note 20—Accumulated Other Comprehensive Loss, for additional information relating to the adoption of ASU No. 2016-01.

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

At December 31	Millions of Dollars

	2018	2017

Assets
Cash and cash equivalents	$5,915	6,325
Short-term investments	248	1,873
Accounts and notes receivable (net of allowance of $25 million in 2018 and $4 million in 2017)	3,920	4,179
Accounts and notes receivable—related parties	147	141
Investment in Cenovus Energy	1,462	1,899
Inventories	1,007	1,060
Prepaid expenses and other current assets	575	1,035

Total Current Assets	13,274	16,512
Investments and long-term receivables	9,329	9,599
Loans and advances—related parties	335	461
Net properties, plants and equipment (net of accumulated depreciation, depletion and amortization of $64,899 million in 2018 and $64,748 million in 2017)	45,698	45,683
Other assets	1,344	1,107

Total Assets	$69,980	73,362

Liabilities
Accounts payable	$3,863	4,009
Accounts payable—related parties	32	21
Short-term debt	112	2,575
Accrued income and other taxes	1,320	1,038
Employee benefit obligations	809	725
Other accruals	1,259	1,029

Total Current Liabilities	7,395	9,397
Long-term debt	14,856	17,128
Asset retirement obligations and accrued environmental costs	7,688	7,631
Deferred income taxes	5,021	5,282
Employee benefit obligations	1,764	1,854
Other liabilities and deferred credits	1,192	1,269

Total Liabilities	37,916	42,561

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2018—1,791,637,434 shares; 2017—1,785,419,175 shares)
Par value	18	18
Capital in excess of par	46,879	46,622
Treasury stock (at cost: 2018—653,288,213 shares; 2017—608,312,034 shares)	(42,905)	(39,906)
Accumulated other comprehensive loss	(6,063)	(5,518)
Retained earnings	34,010	29,391

Total Common Stockholders’ Equity	31,939	30,607
Noncontrolling interests	125	194

Total Equity	32,064	30,801

Total Liabilities and Equity	$69,980	73,362

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

Years Ended December 31	Millions of Dollars

	2018	2017	2016

Cash Flows From Operating Activities
Net income (loss)	$6,305	(793)	(3,559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	5,956	6,845	9,062
Impairments	27	6,601	139
Dry hole costs and leasehold impairments	95	566	1,184
Accretion on discounted liabilities	353	362	425
Deferred taxes	283	(3,681)	(2,221)
Undistributed equity earnings	152	(232)	299
Gain on dispositions	(1,063)	(2,177)	(360)
Other	191	(429)	(85)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	235	(886)	820
Decrease (increase) in inventories	86	(55)	44
Decrease (increase) in prepaid expenses and other current assets	(55)	69	105
Increase (decrease) in accounts payable	(52)	265	(524)
Increase (decrease) in taxes and other accruals	421	622	(926)

Net Cash Provided by Operating Activities	12,934	7,077	4,403

Cash Flows From Investing Activities
Capital expenditures and investments	(6,750)	(4,591)	(4,869)
Working capital changes associated with investing activities	(68)	132	(331)
Proceeds from asset dispositions	1,082	13,860	1,286
Net sales (purchases) of short-term investments	1,620	(1,790)	(51)
Collection of advances/loans—related parties	119	115	108
Other	154	36	(2)

Net Cash Provided by (Used in) Investing Activities	(3,843)	7,762	(3,859)

Cash Flows From Financing Activities
Issuance of debt	-	-	4,594
Repayment of debt	(4,995)	(7,876)	(2,251)
Issuance of company common stock	121	(63)	(63)
Repurchase of company common stock	(2,999)	(3,000)	(126)
Dividends paid	(1,363)	(1,305)	(1,253)
Other	(123)	(112)	(137)

Net Cash Provided by (Used in) Financing Activities	(9,359)	(12,356)	764

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(117)	232	(66)

Net Change in Cash, Cash Equivalents and Restricted Cash	(385)	2,715	1,242
Cash, cash equivalents and restricted cash at beginning of period	6,536 *	3,610	2,368

Cash, Cash Equivalents and Restricted Cash at End of Period	$6,151	6,325	3,610

* Restated to include $211 million of restricted cash at January 1, 2018. See Note 2—Changes in Accounting Principles for additional information relating to the adoption of ASU No. 2016-18.

Restricted cash totaling $236 million is included in the “Other assets” line of our Consolidated Balance Sheet as of December 31, 2018.

See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	ConocoPhillips

	Millions of Dollars

	Attributable to ConocoPhillips

	Common Stock

	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total

December 31, 2015	$18	46,357	(36,780)	(6,247)	36,414	320	40,082
Net income (loss)					(3,615)	56	(3,559)
Other comprehensive income				54			54
Dividends paid ($1.00/share of common stock)					(1,253)		(1,253)
Repurchase of company common stock			(126)				(126)
Distributions to noncontrolling interests and other						(124)	(124)
Distributed under benefit plans		150					150
Other					2		2

December 31, 2016	$18	46,507	(36,906)	(6,193)	31,548	252	35,226
Net income (loss)					(855)	62	(793)
Other comprehensive income				675			675
Dividends paid ($1.06/share of common stock)					(1,305)		(1,305)
Repurchase of company common stock			(3,000)				(3,000)
Distributions to noncontrolling interests and other						(120)	(120)
Distributed under benefit plans		115					115
Other					3		3

December 31, 2017	$18	46,622	(39,906)	(5,518)	29,391	194	30,801
Net income					6,257	48	6,305
Other comprehensive loss				(603)			(603)
Dividends paid ($1.16/share of common stock)					(1,363)		(1,363)
Repurchase of company common stock			(2,999)				(2,999)
Distributions to noncontrolling interests and other						(121)	(121)
Distributed under benefit plans		257					257
Changes in Accounting Principles*				58	(278)		(220)
Other					3	4	7

December 31, 2018	$18	46,879	(42,905)	(6,063)	34,010	125	32,064

*See Note 2—Changes in Accounting Principles for additional information.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

Note 1—Accounting Policies

∎

Consolidation Principles and Investments—Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and variable interest entities where we are the primary beneficiary. The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. When we do not have the ability to exert significant influence, the investment is measured at fair value except when the investment does not have a readily determinable fair value. For those exceptions, it will be measured at cost minus impairment, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. Undivided interests in oil and gas joint ventures, pipelines, natural gas plants and terminals are consolidated on a proportionate basis. Other securities and investments are generally carried at cost.

We manage our operations through six operating segments, defined by geographic region: Alaska, Lower 48, Canada, Europe and North Africa, Asia Pacific and Middle East, and Other International. For additional information, see Note 25—Segment Disclosures and Related Information.

∎

Foreign Currency Translation—Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common stockholders’ equity. Foreign currency transaction gains and losses are included in current earnings. Some of our foreign operations use their local currency as the functional currency.

∎

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from these estimates.

∎

Revenue Recognition—Revenues associated with the sales of crude oil, bitumen, natural gas, liquified natural gas (LNG), natural gas liquids and other items are recognized at the point in time when the customer obtains control of the asset. In evaluating when a customer has control of the asset, we primarily consider whether the transfer of legal title and physical delivery has occurred, whether the customer has significant risks and rewards of ownership, and whether the customer has accepted delivery and a right to payment exists. These products are typically sold at prevailing market prices. We allocate variable market-based consideration to deliveries (performance obligations) in the current period as that consideration relates specifically to our efforts to transfer control of current period deliveries to the customer and represents the amount we expect to be entitled to in exchange for the related products. Payment is typically due within 30 days or less.

Revenues associated with transactions commonly called buy/sell contracts, in which the purchase and sale of inventory with the same counterparty are entered into “in contemplation” of one another, are combined and reported net (i.e., on the same income statement line).

∎

Shipping and Handling Costs—We typically incur shipping and handling costs prior to control transferring to the customer and account for these activities as fulfillment costs. Accordingly, we include shipping and handling costs in production and operating expenses for production activities. Transportation costs related to marketing activities are recorded in purchased commodities. Freight costs billed to customers are treated as a component of the transaction price and recorded as a component of revenue when the customer obtains control.

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

∎

Depreciation and Amortization—Depreciation and amortization of PP&E on producing hydrocarbon properties and certain pipeline and LNG assets (those which are expected to have a declining utilization pattern), are determined by the unit-of-production method. Depreciation and amortization of all other PP&E are determined by either the individual-unit-straight-line method or the group-straight-line method (for those individual units that are highly integrated with other units).

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

∎

Property Dispositions—When complete units of depreciable property are sold, the asset cost and related accumulated depreciation are eliminated, with any gain or loss reflected in the “Gain on dispositions” line of our consolidated income statement. When less than complete units of depreciable property are disposed of or retired which do not significantly alter the depreciation, depletion and amortization (DD&A) rate, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.

∎

Asset Retirement Obligations and Environmental Costs—The fair value of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related PP&E. If, in subsequent periods, our estimate of this liability changes, we will record an adjustment to both the liability and PP&E. Over time the liability is increased for the change in its present value, and the capitalized cost in PP&E is depreciated over the useful life of the related asset. Reductions to estimated liabilities for assets that are no longer producing are recorded as a credit to impairment, if the asset had been previously impaired, or as a credit to DD&A, if the asset had not been previously impaired. For additional information, see Note 10—Asset Retirement Obligations and Accrued Environmental Costs.

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

Note 2—Changes in Accounting Principles

We adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers,” and its amendments issued by the provisions of ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue From Contracts with Customers,” collectively Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” (ASC Topic 606) beginning January 1, 2018. ASC Topic 606 outlines a single comprehensive model for an entity to use in accounting for revenue arising from all contracts with customers except where revenues are in scope of another accounting standard. The ASU superseded the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASC Topic 606 sets forth a five-step model for determining when and how revenue is recognized. Under the model, an entity is required to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods and services. ASC Topic 606 also requires certain additional revenue-related disclosures. The adoption of ASC Topic 606 did not have a material impact on our consolidated financial statements. See Note 24—Sales and Other Operating Revenues for additional information related to this ASC.

We adopted the provisions of FASB ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” (ASU No. 2016-01) beginning January 1, 2018. The ASU, among other things, requires an entity to record the changes in fair value of equity investments, other than investments accounted for using the equity method, within net income. Under this ASU, an entity is no longer able to recognize unrealized holding gains and losses on equity securities in other comprehensive income and instead must recognize them in the income statement. See Note 7—Investment in Cenovus Energy and Note 20—Accumulated Other Comprehensive Loss for additional information relating to this ASU.

The cumulative effect of the changes made to our consolidated balance sheet at January 1, 2018, for the adoption of ASC Topic 606 and ASU No. 2016-01 were as follows:

	Millions of Dollars
	December 31 2017	ASC Topic 606 Adjustments	ASU No. 2016-01 Adjustments	January 1 2018

Liabilities
Other accruals	$1,029	104	-	1,133
Total current liabilities	9,397	104	-	9,501
Deferred income taxes	5,282	(31)	-	5,251
Other liabilities and deferred credits	1,269	147	-	1,416
Total liabilities	42,561	220	-	42,781

Equity
Accumulated other comprehensive loss	$(5,518)	-	58	(5,460)
Retained earnings	29,391	(220)	(58)	29,113
Total common stockholders’ equity	30,607	(220)	-	30,387
Total equity	30,801	(220)	-	30,581

For discussion of adjustments for ASU No. 2016-01 and ASC Topic 606, see Note 7—Investment in Cenovus Energy and Note 24—Sales and Other Operating Revenues, respectively.

We adopted the provisions of FASB ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” beginning January 1, 2018. We retrospectively applied the presentation of service cost separate from the other components of net periodic costs. The interest cost, expected return on plan assets, amortization of prior service cost/credit, recognized net actuarial loss/gain, settlement expense, curtailment loss/gain, and special termination benefits have been reclassified from the “Production and operating expenses,” “Selling, general and administrative expenses,” and “Exploration expenses” lines to the “Other expenses” line on our consolidated income statement. We elected to apply the practical expedient which allows us to reclassify amounts disclosed previously in the employee benefit plans footnote as the basis for applying retrospective presentation for prior comparative periods as it is impracticable to determine the disaggregation of the cost components for amounts capitalized and amortized in those periods. On a prospective basis, the other components of net periodic benefit costs will not be included in amounts capitalized in inventory or PP&E.

The effect of the retrospective presentation change related to the net periodic benefit cost of our defined benefit pension and other postretirement employee benefits plans on our consolidated income statement was as follows:

	Millions of Dollars
	Previously Reported	Effect of Change Higher/(Lower)	As Revised

Year Ended December 31, 2017
Production and operating expenses	$5,173	(11)	5,162
Selling, general and administrative expenses	561	(134)	427
Exploration expenses	938	(4)	934
Other expenses	302	149	451

Year Ended December 31, 2016
Production and operating expenses	$5,667	(24)	5,643
Selling, general and administrative expenses	723	(250)	473
Exploration expenses	1,915	(3)	1,912
Other expenses	-	277	277

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

As of December 31, 2018, we have not provided any financial support to APLNG other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of APLNG. See Note 6—Investments, Loans and Long-Term Receivables, and Note 12—Guarantees, for additional information.

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

At December 31, 2018, the book value of our equity method investment in MWCC was $130 million. We have not provided any financial support to MWCC other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of MWCC.

Note 4—Inventories

Inventories at December 31 were:

	Millions of Dollars

	2018	2017

Crude oil and natural gas	$432	512
Materials and supplies	575	548

	$1,007	1,060

Inventories valued on the LIFO basis totaled $292 million and $341 million at December 31, 2018 and 2017, respectively. The estimated excess of current replacement cost over LIFO cost of inventories was approximately $75 million and $124 million at December 31, 2018 and December 31, 2017, respectively. In 2018, liquidation of LIFO inventory values decreased the net income attributable to ConocoPhillips by $6 million.

Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions

Assets Held for Sale

In 2018, we signed a definitive agreement to sell an office building for $90 million, and the held for sale criteria were met in the fourth quarter of 2018. As of December 31, 2018, the building had a carrying value of $90 million which we reclassified to “Prepaid expenses and other current assets” on our consolidated balance sheet. The transaction closed in January 2019. The building is included in our Corporate and other segment.

2018

Assets Sold

All gains or losses on asset dispositions are reported before-tax and are included net in the “Gain on dispositions” line on our consolidated income statement. All cash proceeds are included in the “Cash Flows From Investing Activities” section of our consolidated statement of cash flows.

In the first quarter of 2018, we completed the sale of certain properties in the Lower 48 segment for net proceeds of $112 million. No gain or loss was recognized on the sale. In the second quarter of 2018, we completed the sale of a package of largely undeveloped acreage in the Lower 48 segment for net proceeds of $105 million and no gain or loss was recognized on the sale. In the third quarter of 2018, we completed a noncash exchange of undeveloped acreage in the Lower 48 segment. The transaction was recorded at fair value resulting in the recognition of a $56 million gain. In the fourth quarter of 2018, we sold several packages of undeveloped acreage in the Lower 48 segment for total net proceeds of $162 million and recognized gains of approximately $140 million.

On October 31, 2018, we completed the sale of our interests in the Barnett to Lime Rock Resources for $196 million after customary adjustments and recognized a loss of $5 million. We recorded impairments of $87 million in 2018 and $572 million in 2017 to reduce the net carrying value of the Barnett to fair value. At the time of the disposition, our interest in Barnett had a net carrying value of $201 million, consisting of $250 million of PP&E and $49 million of AROs. The before-tax losses associated with our interests in the Barnett, including both the impairments and loss on disposition noted above, were $59 million, $566 million and $66 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Barnett results of operations are included in our Lower 48 segment.

On December 18, 2018, we completed the sale of a ConocoPhillips subsidiary to BP. The subsidiary held a 16.5 percent interest in the BP-operated Clair Field in the United Kingdom. We retained a 7.5 percent interest in the field. At the same time, we acquired BP’s 39.2 percent nonoperated interest in the Greater Kuparuk Area in Alaska, including their 38 percent interest in the Kuparuk Transportation Company (Kuparuk Assets). The transaction was recorded at a fair value of $1,743 million and was cash neutral except for customary adjustments which resulted in net proceeds of $253 million. At closing, our 16.5 percent interest in the Clair Field had a net carrying value of approximately $1,028 million consisting primarily of $1,553 million of PP&E, $485 million of deferred tax liabilities, and $59 million of AROs. We recognized a before-tax gain of $715 million on the transaction. The 2018 before-tax earnings associated with our 16.5 percent interest in the Clair Field, including the recognized gain, were $748 million. The before-tax losses associated with our 16.5 percent interest in the Clair Field were $0.4 million and $8 million for the years ended December 31, 2017 and 2016, respectively. Results of operations for our interest in the Clair Field are reported within our Europe and North Africa segment and the Kuparuk Assets are included in our Alaska segment.

Other Planned Dispositions

In the fourth quarter of 2018, we entered into an agreement to sell our 30 percent interest in Greater Sunrise Fields to the government of Timor-Leste for $350 million, subject to customary adjustments. The transaction is conditional on the funding approval from the Timor-Leste government as well as regulatory approvals. The Greater Sunrise Fields are included in our Asia Pacific and Middle East segment.

In January 2019, we entered into agreements to sell our 12.4 percent ownership interests in the Golden Pass LNG Terminal and Golden Pass Pipeline located adjacent to the Sabine-Neches Industrial Ship Channel northwest of Sabine Pass, Texas. The terminal and pipeline capacity are used for receipt, storage and regasification of LNG purchased from Qatar Liquefied Gas Company Limited (QG3) and transportation of the regasified natural gas. As a result of entering into these agreements, we expect to recognize a loss of approximately $60 million in the first quarter of 2019. We have also entered into agreements to amend our contractual obligations for retaining use of the facilities. Completion of the sale is subject to regulatory approval.

Acquisitions

In May 2018, we completed the acquisition of Anadarko’s 22 percent nonoperated interest in the Western North Slope of Alaska, as well as its interest in the Alpine Transportation Pipeline for $386 million, after customary adjustments. This transaction was accounted for as a business combination resulting in the recognition of approximately $297 million of proved property and $114 million of unproved property within PP&E, $20 million of inventory, $14 million of investments, and $59 million of AROs. These assets are included in our Alaska segment.

As discussed in the Clair Field transaction with BP above, we acquired BP’s Kuparuk Assets on December 18, 2018. The transaction was accounted for as an asset acquisition with a net acquisition cost of $1,490 million, comprised of the fair value of $1,743 million associated with the disposed 16.5 percent interest in the Clair Field, reduced by the net proceeds of $253 million. Accordingly, we recorded approximately $1.9 billion to proved property within PP&E, $42 million to inventory, $15 million to investments, $374 million of asset retirement obligations, and a $100 million decrease to net working capital. The Kuparuk Assets are included in our Alaska segment.

2017

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the Foster Creek Christina Lake (FCCL) Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Consideration for the transaction was $11.0 billion in cash after customary adjustments, 208 million Cenovus Energy common shares and a five-year uncapped contingent payment. The value of the shares at closing was

$1.96 billion based on a price of $9.41 per share on the New York Stock Exchange. The contingent payment, calculated and paid on a quarterly basis, is $6 million Canadian dollars (CAD) for every $1 CAD by which the Western Canada Select (WCS) quarterly average crude price exceeds $52 CAD per barrel. Contingent payments received during the five-year period are reflected as “Gain on dispositions” on our consolidated income statement. We reported before-tax equity earnings associated with FCCL of $197 million and $89 million for the years ended December 31, 2017 and 2016, respectively. We reported before-tax losses of $26 million and $572 million for the western Canada gas producing properties for the same periods, respectively.    In 2018, we recorded a gain on dispositions for these contingent payments of $95 million.

At closing, the carrying value of our equity investment in FCCL was $8.9 billion. The carrying value of our interest in the western Canada gas assets was $1.9 billion consisting primarily of $2.6 billion of PP&E, partly offset by AROs of $585 million and approximately $100 million of environmental and other accruals. A gain of $2.1 billion was included in the “Gain on dispositions” line on our consolidated income statement in 2017. Both FCCL and the western Canada gas assets were reported in our Canada segment.

For more information on the Canada disposition and our investment in Cenovus Energy see Note 7—Investment in Cenovus Energy, Note 15—Fair Value Measurement, and Note 20—Accumulated Other Comprehensive Loss.

In July 2017, we completed the sale of our interests in the San Juan Basin to an affiliate of Hilcorp Energy Company for $2.5 billion in cash after customary adjustments and recognized a loss on disposition of $22 million. The transaction includes a contingent payment of up to $300 million. The six-year contingent payment, effective beginning January 1, 2018, is due annually for the periods in which the monthly U.S. Henry Hub price is at or above $3.20 per million British thermal units. In 2018, we recorded a gain on dispositions for these contingent payments of $28 million. In the second quarter of 2017, we recorded an impairment of $3.3 billion to reduce the carrying value of our interests in the San Juan Basin to fair value. At the time of disposition, the San Juan Basin interests had a net carrying value of approximately $2.5 billion, consisting of $2.9 billion of PP&E and $406 million of liabilities, primarily AROs. The before-tax losses associated with our interests in the San Juan Basin, including both the $3.3 billion impairment and $22 million loss on disposition noted above, were $3.2 billion and $239 million for the years ended December 31, 2017 and 2016, respectively. The San Juan Basin results were reported in our Lower 48 segment.

In September 2017, we completed the sale of our interest in the Panhandle assets for $178 million in cash after customary adjustments, and recognized a loss on disposition of $28 million. At the time of the disposition, the carrying value of our interest was $206 million, consisting primarily of $279 million of PP&E and $72 million of AROs. Including the $28 million loss on disposition noted above, we reported before-tax losses for the Panhandle properties of $14 million and $21 million for the years ended December 31, 2017 and 2016, respectively. The Panhandle results were reported in our Lower 48 segment.

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

In October 2016, we completed an asset exchange with Bonavista Energy in which we gave up approximately 141,000 net acres of noncore developed properties in central Alberta in exchange for approximately 40,000 net acres of primarily undeveloped properties in northeast British Columbia. The fair value of the transaction was determined to be approximately $69 million and an impairment of $57 million was recognized in the third quarter of 2016 when the assets were considered held for sale, to reduce the carrying value to fair value. A loss on disposition of approximately $1 million was recognized upon completion of the transaction. The divested properties were included in the Canada segment.

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

In November 2016, we completed the sale of our 40 percent interest in South Natuna Sea Block B for $225 million and recognized a loss on disposition of $26 million. Our interest in Block B was included in the Asia Pacific and Middle East segment. In 2016, we recognized an impairment of $42 million at the time it was considered held for sale to reduce the carrying value to fair value. At the time of the disposition, the carrying value of our interest was approximately $251 million, which included primarily $154 million of PP&E, $178 million of accounts receivable, $25 million of inventory, $54 million of deferred tax assets, $130 million of accounts payable and other accruals, and $38 million of employee benefit obligations.

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

Note 6—Investments, Loans and Long-Term Receivables

Components of investments, loans and long-term receivables at December 31 were:

	Millions of Dollars

	2018	2017

Equity investments	$9,005	9,129
Loans and advances—related parties	335	461
Long-term receivables	238	375
Other investments	86	95

	$9,664	10,060

Equity Investments

Affiliated companies in which we had a significant equity investment at December 31, 2018, included:

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

Summarized 100 percent earnings information for equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars

	2018	2017	2016

Revenues	$11,654	11,554	10,149
Income (loss) before income taxes	3,660	(2,875)	660
Net income (loss)	3,244	(1,431)	799

Summarized 100 percent balance sheet information for equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars

	2018	2017

Current assets	$3,285	2,920
Noncurrent assets	41,563	42,693
Current liabilities	2,625	2,453
Noncurrent liabilities	23,874	25,522

Our share of income taxes incurred directly by an equity company is reported in equity in earnings of affiliates, and as such is not included in income taxes on our consolidated financial statements.

At December 31, 2018, retained earnings included $27 million related to the undistributed earnings of affiliated companies. Dividends received from affiliates were $1,226 million, $605 million and $398 million in 2018, 2017 and 2016, respectively.

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

APLNG executed project financing agreements for an $8.5 billion project finance facility in 2012. The $8.5 billion project finance facility was initially composed of financing agreements executed by APLNG with the Export-Import Bank of the United States for approximately $2.9 billion, the Export-Import Bank of China for approximately $2.7 billion, and a syndicate of Australian and international commercial banks for approximately $2.9 billion. At December 31, 2018, all amounts have been drawn from the facility. APLNG made its first principal and interest repayment in March 2017 and is scheduled to make bi-annual payments until March 2029.

APLNG made a voluntary repayment of $1.4 billion to the Export-Import Bank of China in September 2018. At the same time, APLNG obtained a United States Private Placement (USPP) bond facility of $1.4 billion. Interest payments are scheduled to commence in March 2019 and principal payments in September 2023, with bi-annual payments due on the facility until September 2030. At December 31, 2018, a balance of $7.2 billion was outstanding on the facilities.

In connection with the execution of the project financing, we provided a completion guarantee for our pro-rata share of the project finance facility until the project achieves financial completion. In October 2016, we reached financial completion for Train 1, which reduced our associated guarantee by 60 percent. In August 2017, we reached financial completion for both trains, which removed the remaining guarantee.

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

At December 31, 2018, the carrying value of our equity method investment in APLNG was $7,522 million. The historical cost basis of our 37.5 percent share of net assets on the books of APLNG was $7,231 million, resulting in a basis difference of $291 million on our books. The basis difference, which is substantially all associated with PP&E and subject to amortization, has been allocated on a relative fair value basis to individual exploration and production license areas owned by APLNG, some of which are not currently in production. Any future additional payments are expected to be allocated in a similar manner. Each exploration license area will periodically be reviewed for any indicators of potential impairment, which, if required, would result in acceleration of basis difference amortization. As the joint venture produces natural gas from each license, we amortize the basis difference allocated to that license using the unit-of-production method. Included in net income (loss) attributable to ConocoPhillips for 2018, 2017 and 2016 was after-tax expense of $44 million, $100 million and $92 million, respectively, representing the amortization of this basis difference on currently producing licenses.

Distributions from APLNG commenced in April 2018.

FCCL

FCCL Partnership, a Canadian upstream 50/50 general partnership with Cenovus Energy Inc., produces bitumen in the Athabasca oil sands in northeastern Alberta and sells the bitumen blend. Cenovus is the operator and managing partner of FCCL.

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Financial information presented within this footnote includes our historical interest up to the date of sale. For additional information on the Canada disposition and our investment in Cenovus Energy, see Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions and Note 7—Investment in Cenovus Energy.

QG3

QG3 is a joint venture that owns an integrated large-scale LNG project located in Qatar. We provided project financing, with a current outstanding balance of $461 million as described below under “Loans and Long-Term Receivables.” At December 31, 2018, the book value of our equity method investment in QG3, excluding the project financing, was $921 million. We have terminal and pipeline use agreements with Golden Pass LNG Terminal and affiliated Golden Pass Pipeline near Sabine Pass, Texas, in which we have a 12.4 percent interest, intended to provide us with terminal and pipeline capacity for the receipt, storage and regasification of LNG purchased from QG3. However, currently the LNG from QG3 is being sold to markets outside of the United States. In January 2019, we entered into agreements to sell our ownership interests in Golden Pass LNG Terminal and Golden Pass Pipeline. For additional information, see Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions.

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

At December 31, 2018, significant loans to affiliated companies include $461 million in project financing to QG3. We own a 30 percent interest in QG3, for which we use the equity method of accounting. The other participants in the project are affiliates of Qatar Petroleum and Mitsui. QG3 secured project financing of $4.0 billion in December 2005, consisting of $1.3 billion of loans from export credit agencies (ECA), $1.5 billion from commercial banks, and $1.2 billion from ConocoPhillips. The ConocoPhillips loan facilities have substantially the same terms as the ECA and commercial bank facilities. On December 15, 2011, QG3 achieved financial completion and all project loan facilities became nonrecourse to the project participants. Semi-annual repayments began in January 2011 and will extend through July 2022.

The long-term portion of these loans is included in the “Loans and advances—related parties” line on our consolidated balance sheet, while the short-term portion is in “Accounts and notes receivable—related parties.”

Note 7—Investment in Cenovus Energy

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets, to Cenovus Energy. Consideration for the transaction included 208 million Cenovus Energy common shares, which approximated 16.9 percent of issued and outstanding Cenovus Energy common stock at closing. See Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions for additional information on the Canada disposition. At closing of the sale, the fair value and cost basis of our investment in 208 million Cenovus Energy common shares was $1.96 billion based on a price of $9.41 per share on the New York Stock Exchange.

We adopted the provisions of ASU No. 2016-01, beginning January 1, 2018, using the cumulative-effect approach. Results for reporting periods beginning January 1, 2018, are presented under ASU No. 2016-01 with all changes in the fair value of our equity securities reflected within the “Other income” line of our consolidated income statement and within the “Other” line in the “Cash Flows From Operating Activities” section of our consolidated statement of cash flows. Prior period amounts are not adjusted under the cumulative-effect method of adopting ASU No. 2016-01. See Note 2—Changes in Accounting Principles and Note 20—Accumulated Other Comprehensive Loss for the effect on our consolidated balance sheet and the line items that have been impacted by the adoption of this standard.

The cumulative effect of applying the standard was the reclassification of accumulated unrealized holding losses of $58 million, recognized in 2017, related to our investment in Cenovus Energy from accumulated other comprehensive loss to retained earnings.

Our investment is carried at fair value of $1.46 billion as of December 31, 2018, reflecting the closing price of Cenovus Energy shares on the New York Stock Exchange of $7.03 per share, a decrease from its fair value of $1.90 billion at year-end 2017. For the year ended December 31, 2018, we recorded a before-tax unrealized loss of $437 million, related to the shares held at the reporting date. See Note 15—Fair Value Measurement, for additional information. Subject to market conditions, we intend to decrease our investment over time through market transactions, private agreements or otherwise.

Note 8—Suspended Wells and Other Exploration Expenses

The following table reflects the net changes in suspended exploratory well costs during 2018, 2017 and 2016:

	Millions of Dollars

	2018	2017	2016

Beginning balance at January 1	$853	1,063	1,260
Additions pending the determination of proved reserves	140	118	225
Reclassifications to proved properties	(37)	(66)	(27)
Sales of suspended wells	(93)	-	(247)
Charged to dry hole expense	(7)	(262)	(148)

Ending balance at December 31	$856	853	1,063

The following table provides an aging of suspended well balances at December 31:
	Millions of Dollars

	2018	2017	2016

Exploratory well costs capitalized for a period of one year or less	$145	67	132
Exploratory well costs capitalized for a period greater than one year	711	786	931

Ending balance	$856	853	1,063

Number of projects with exploratory well costs capitalized for a period greater than one year	24	23	26

The following table provides a further aging of those exploratory well costs that have been capitalized for more than one year since the completion of drilling as of December 31, 2018:

	Millions of Dollars

		Suspended Since

	Total	2015–2017	2012–2014	2004–2011

Greater Poseidon—Australia(2)	177	-	165	12
Barossa/Caldita—Australia(2)	136	59	-	77
Surmont—Canada(1)	108	18	56	34
NPRA—Alaska(1)	77	39	38	-
Middle Magdalena Basin—Colombia(1)	65	65	-	-
Greater Clair—UK(2)	42	8	30	4
Bohai—China(2)	19	19	-	-
Kamunsu East—Malaysia(2)	19	-	19	-
NC 98—Libya(2)	15	-	11	4
Sunrise—Australia(2)	13	-	-	13
Other of $10 million or less each(1)(2)	40	5	18	17

Total	$711	213	337	161

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

In February 2017, we reached a settlement agreement on our contract for the Athena drilling rig, initially secured for our four-well commitment program in Angola. As a result of the cancellation, we recognized a before-tax charge of $43 million net in the first quarter of 2017. These charges are included in the “Exploration expenses” line on our consolidated income statement and in our Other International segment in 2017.

Note 9—Impairments

During 2018, 2017 and 2016, we recognized the following before-tax impairment charges:

	Millions of Dollars

	2018	2017	2016

Alaska	$20	180	1
Lower 48	63	3,969	149
Canada	9	22	88
Europe and North Africa	(79)	46	(160)
Asia Pacific and Middle East	14	2,384	44
Corporate	-	-	17

	$27	6,601	139

2018

In Alaska, we recorded impairments of $20 million primarily due to cancelled projects.

In the Lower 48, we recorded impairments of $63 million, primarily related to developed properties in our Barnett asset which were written down to fair value less costs to sell, partly offset by a revision to reflect finalized proceeds on a separate transaction.

In our Europe and North Africa segment, we recorded a credit to impairment of $79 million, primarily due to decreased ARO estimates on fields in the United Kingdom which have ceased production and were impaired in prior years, partly offset by an increased ARO estimate on a field in Norway which has ceased production.

2017

In Alaska, we recorded impairments of $180 million primarily for the associated PP&E carrying value of our small interest in the Point Thomson unit.

In the Lower 48, we recorded impairments of $3,969 million primarily due to certain developed properties which were written down to fair value less costs to sell. See Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions, for additional information on our dispositions.

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

In Asia Pacific and Middle East, we recorded impairments of $2,384 million, including the impairment of our APLNG investment. For more information, see the “APLNG” section of Note 6—Investments, Loans and Long-Term Receivables.

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

In Corporate and Other, we recorded impairments of $17 million due to cancelled projects in our Houston and Bartlesville offices.

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

Note 10—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars

	2018	2017

Asset retirement obligations	$7,908	7,798
Accrued environmental costs	178	180

Total asset retirement obligations and accrued environmental costs	8,086	7,978
Asset retirement obligations and accrued environmental costs due within one year*	(398)	(347)

Long-term asset retirement obligations and accrued environmental costs	$7,688	7,631

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

During 2018 and 2017, our overall ARO changed as follows:

	Millions of Dollars

	2018	2017

Balance at January 1	$7,798	8,405
Accretion of discount	348	358
New obligations	657	113
Changes in estimates of existing obligations	(266)	(150)
Spending on existing obligations	(228)	(152)
Property dispositions	(161)	(1,065)
Foreign currency translation	(240)	289

Balance at December 31	$7,908	7,798

Accrued Environmental Costs

Total accrued environmental costs at December 31, 2018 and 2017, were $178 million and $180 million, respectively.

We had accrued environmental costs of $100 million and $105 million at December 31, 2018 and 2017, respectively, related to remediation activities in the United States and Canada. We had also accrued in Corporate and Other $67 million and $60 million of environmental costs associated with sites no longer in operation at December 31, 2018 and 2017, respectively. In addition, $11 million and $15 million were included at both December 31, 2018 and 2017, respectively, where the company has been named a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act, or similar state laws. Accrued environmental liabilities are expected to be paid over periods extending up to 30 years.

Expected expenditures for environmental obligations acquired in various business combinations are discounted using a weighted-average 5 percent discount factor, resulting in an accrued balance for acquired environmental liabilities of $88 million at December 31, 2018. The expected future undiscounted payments related to the portion of the accrued environmental costs that have been discounted are: $6 million in 2019, $6 million in 2020, $10 million in 2021, $6 million in 2022, $2 million in 2023, and $109 million for all future years after 2023.

Note 11—Debt

Long-term debt at December 31 was:

	Millions of Dollars

	2018	2017

9.125% Debentures due 2021	$123	150
8.20% Debentures due 2025	134	150
8.125% Notes due 2030	390	600
7.9% Debentures due 2047	60	100
7.8% Debentures due 2027	203	300
7.65% Debentures due 2023	78	88
7.40% Notes due 2031	500	500
7.375% Debentures due 2029	92	92
7.25% Notes due 2031	500	500
7.20% Notes due 2031	575	575
7% Debentures due 2029	200	200
6.95% Notes due 2029	1,549	1,549
6.875% Debentures due 2026	67	67
6.50% Notes due 2039	2,750	2,750
5.951% Notes due 2037	645	645
5.95% Notes due 2036	500	500
5.95% Notes due 2046	500	500
5.90% Notes due 2032	505	505
5.90% Notes due 2038	600	600
4.95% Notes due 2026	1,250	1,250
4.30% Notes due 2044	750	750
4.20% Notes due 2021	-	1,000
4.15% Notes due 2034	246	500
3.35% Notes due 2024	426	1,000
3.35% Notes due 2025	199	500
2.875% Notes due 2021	-	750
2.4% Notes due 2022	329	1,000
2.2% Notes due 2020	-	500
Floating rate notes due 2018 at 1.24% – 1.75% during 2017	-	250
Floating rate notes due 2022 at 2.32% – 3.52% during 2018 and 1.81% – 2.32% during 2017	500	500
Industrial Development Bonds due 2018 through 2038 at 0.95% – 1.86% during 2018 and 0.64% – 1.74% during 2017	18	18
Marine Terminal Revenue Refunding Bonds due 2031 at 0.88% – 1.95% during 2018 and 0.64% – 1.74% during 2017	265	265
Other	17	23

Debt at face value	13,971	18,677
Capitalized leases	777	774
Net unamortized premiums, discounts and debt issuance costs	220	252

Total debt	14,968	19,703
Short-term debt	(112)	(2,575)

Long-term debt	$14,856	17,128

Maturities of long-term borrowings, inclusive of net unamortized premiums and discounts, in 2019 through 2023 are: $112 million, $101 million, $213 million, $935 million and $195 million, respectively.

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

The revolving credit facility supports the ConocoPhillips Company $6.0 billion commercial paper program, which is primarily a funding source for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. We had no commercial paper outstanding in programs in place at December 31, 2018 or December 31, 2017. We had no direct outstanding borrowings or letters of credit under the revolving credit facility at December 31, 2018 or December 31, 2017. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.0 billion in borrowing capacity under our revolving credit facility at December 31, 2018.

In 2018, we repaid the $250 million floating rate note due in 2018 at its natural maturity.

We also redeemed or repurchased a total $4,450 million of debt in 2018, described below, incurring $208 million in net premiums above book value, which are reported in the “Other expenses” line on our consolidated income statement.

•	4.20% Notes due 2021 with remaining principal of $1.0 billion.
•	2.875% Notes due 2021 with principal of $750 million.
•	2.4% Notes due 2022 with principal of $1.0 billion (partial repurchase of $671 million).
•	3.35% Notes due 2024 with principal of $1.0 billion (partial repurchase of $574 million).
•	2.2% Notes due 2020 with principal of $500 million.
•	3.35% Notes due 2025 with principal of $500 million (partial repurchase of $301 million).
•	4.15% Notes due 2034 with principal of $500 million (partial repurchase of $254 million).
•	8.125% Notes due 2030 with principal of $600 million (partial repurchase of $210 million).
•	7.8% Notes due 2027 with principal of $300 million (partial repurchase of $97 million).
•	7.9% Notes due 2047 with principal of $100 million (partial repurchase of $40 million).
•	9.125% Notes due 2021 with principal of $150 million (partial repurchase of $27 million).
•	8.20% Notes due 2025 with principal of $150 million (partial repurchase of $16 million).
•	7.65% Notes due 2023 with principal of $88 million (partial repurchase of $10 million).

At both December 31, 2018 and 2017, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. The VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

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

A capital lease asset and capital lease obligation were recognized for our proportionate interest in the FPS of $906 million, based on the present value of the future minimum lease payments using our before-tax incremental borrowing rate of 3.58 percent for debt with similar terms. Our proportionate interest in the FPS is 29 percent as of December 31, 2018. The net carrying value of the capital lease asset was approximately $353 million and $434 million as of December 31, 2018 and 2017, respectively. The capital lease asset is being depreciated over a period consistent with the estimated proved reserves of Gumusut using the unit-of-production method with the associated depreciation included in the “Depreciation, depletion and amortization” line on our consolidated income statement. As of December 31, 2018 and 2017, accumulated depreciation of the capital lease asset amounted to approximately $462 million and $381 million, respectively.

At December 31, 2018, future minimum payments due under capital leases were:

Millions of Dollars

2019	$118
2020	116
2021	100
2022	98
2023	87
Remaining years	453

Total	972
Less: portion representing imputed interest	(195)

Capital lease obligations	$777

Note 12—Guarantees

At December 31, 2018, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

APLNG Guarantees

At December 31, 2018, we had outstanding multiple guarantees in connection with our 37.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing December 2018 exchange rates:

•

During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee is 12 years. Our maximum exposure under this guarantee is approximately $170 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At December 31, 2018, the carrying value of this guarantee is approximately $14 million.

•

In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy in October 2008, we agreed to reimburse Origin Energy for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of up to 23 years. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $800 million ($1.4 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.

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

Indemnifications

Over the years, we have entered into agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes, environmental liabilities, employee claims and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at December 31, 2018, was approximately $90 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount at December 31, 2018, were approximately $30 million of environmental accruals for known contamination that are included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 13—Contingencies and Commitments.

In 2012, we completed the separation of our downstream business, creating two independent energy companies: ConocoPhillips and Phillips 66. On March 1, 2015, a supplier to one of the refineries included in Phillips 66 as part of the separation of our downstream businesses formally registered Phillips 66 as a party to the supply agreement, thereby triggering a guarantee we provided at the time of separation. As of December 31, 2017, the carrying value of this guarantee was $98 million. Because Phillips 66 has indemnified us for losses incurred under this guarantee, we also recorded an indemnification asset from Phillips 66 of $98 million. During the third quarter of 2018, a termination agreement between the supplier and Phillips 66 was executed, releasing all parties from their respective obligations under the supply agreement. Since all obligations under the supply agreement were satisfied and discharged, the guarantee was terminated. As of December 31, 2018, the carrying value of this guarantee and the associated indemnification asset have been removed.

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

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at December 31, 2018, we had performance obligations secured by letters of credit of $323 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.

In 2007, ConocoPhillips was unable to reach agreement with respect to the empresa mixta structure mandated by the Venezuelan government’s Nationalization Decree. As a result, Venezuela’s national oil company, Petróleos de Venezuela, S.A. (PDVSA), or its affiliates, directly assumed control over ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures and the offshore Corocoro development project. In response to this expropriation, ConocoPhillips initiated international arbitration on November 2, 2007, with the World Bank’s International Centre for Settlement of Investment Disputes (ICSID). On September 3, 2013, an ICSID arbitration tribunal held that Venezuela unlawfully expropriated ConocoPhillips’ significant oil investments in June 2007. On January 17, 2017, the Tribunal reconfirmed the decision that the expropriation was unlawful. A separate arbitration phase is currently proceeding to determine the damages owed to ConocoPhillips for Venezuela’s actions.

In 2014, ConocoPhillips filed a separate and independent arbitration under the rules of the International Chamber of Commerce (ICC) against PDVSA under the contracts that had established the Petrozuata and Hamaca projects. The ICC Tribunal issued an award in April 2018, finding that PDVSA owed ConocoPhillips approximately $2 billion under their agreements in connection with the expropriation of the projects and other pre-expropriation fiscal measures. In August 2018, ConocoPhillips entered into a settlement with PDVSA to recover the full amount of this ICC award, plus interest through the payment period, including initial payments totaling approximately $500 million within a period of 90 days from the time of signing of the settlement agreement. The balance of the settlement is to be paid quarterly over a period of four and a half years. By year-end 2018, we collected from PDVSA under the settlement and recognized in other income $430 million before-tax consisting of $230 million from the sale of commodity inventory and $200 million in cash. The remainder of the initial payments will become an adjustment to a future quarterly installment. Per the settlement, PDVSA recognized the ICC award as a judgment in various jurisdictions, and ConocoPhillips agreed to suspend its legal enforcement actions, including in the Dutch Caribbean. ConocoPhillips has ensured that the settlement meets all appropriate U.S. regulatory requirements, including any applicable sanctions imposed by the U.S. against Venezuela.

In 2016, ConocoPhillips filed a separate and independent arbitration under the rules of the ICC against PDVSA under the contracts that had established the Corocoro project. This ICC arbitration is currently in progress.

In February 2017, the ICSID tribunal unanimously awarded Burlington Resources, Inc., a wholly owned subsidiary of ConocoPhillips, $380 million for Ecuador’s unlawful expropriation of Burlington’s investment in Blocks 7 and 21, in breach of the U.S.-Ecuador Bilateral Investment Treaty. The tribunal also issued a separate decision finding Ecuador to be entitled to $42 million for environmental and infrastructure counterclaims. In December 2017, Burlington and Ecuador entered into a settlement agreement by which Ecuador paid Burlington $337 million in two installments. The first installment of $75 million was paid in December 2017, and the second installment of $262 million was paid in April 2018. The settlement included an offset for the counterclaims decision, of which Burlington is entitled to a $24 million contribution from Perenco Ecuador Limited, its co-venturer and consortium operator, pursuant to a joint and several liability provision in the joint operating agreement (JOA). Ecuador’s environmental and infrastructure counterclaims against Perenco remain pending in a separate ICSID arbitration between Perenco and Ecuador, and Burlington may owe Perenco contribution under the JOA for damages found by this tribunal.

In December 2016, ConocoPhillips Angola filed a notice of arbitration against Sonangol E.P. under the Block 36 Production Sharing Contract relating to disputes arising thereunder. In 2018, the parties reached a confidential settlement.

In June 2017, FAR Ltd. initiated arbitration before the ICC against ConocoPhillips Senegal B.V. in connection with the sale of ConocoPhillips Senegal B.V. to Woodside Energy Holdings (Senegal) Limited in 2016. This arbitration is ongoing.

In late 2017, ConocoPhillips (U.K.) Limited (CPUKL) initiated United Nations Commission on International Trade and Law (UNCITRAL) arbitration against Vietnam in accordance with the U.K.-Vietnam Bilateral Investment Treaty relating to a tax dispute arising from the 2012 sale of ConocoPhillips (U.K.) Cuu Long Limited and ConocoPhillips (U.K.) Gama Limited. The tribunal was constituted in February 2018. The arbitration is ongoing.

In 2017 and 2018, cities, counties, a state government, and a trade association in California, New York, Washington, Rhode Island and Maryland, as well as the Pacific Coast Federation of Fishermen’s Association, Inc., have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. ConocoPhillips is vigorously defending against these lawsuits. The lawsuits brought by the Cities of San Francisco, Oakland and New York have been dismissed by the district courts and appeals are pending.

Several Louisiana parishes and individual landowners have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages in connection with historical oil and gas operations in Louisiana. ConocoPhillips will vigorously defend against these lawsuits.

Long-Term Throughput Agreements and Take-or-Pay Agreements

We have certain throughput agreements and take-or-pay agreements in support of financing arrangements. The agreements typically provide for natural gas or crude oil transportation to be used in the ordinary course of the company’s business. The aggregate amounts of estimated payments under these various agreements are: 2019—$7 million; 2020—$7 million; 2021—$7 million; 2022—$7 million; 2023—$7 million; and 2024 and after—$61 million. Total payments under the agreements were $39 million in 2018, $43 million in 2017 and $42 million in 2016.

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

The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars

	2018	2017

Assets
Prepaid expenses and other current assets	$410	275
Other assets	40	36
Liabilities
Other accruals	370	282
Other liabilities and deferred credits	30	28

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars

	2018	2017	2016

Sales and other operating revenues	$45	77	(198)
Other income	7	-	(1)
Purchased commodities	(41)	(61)	161

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)

	2018	2017

Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(17)	(29)
Basis	(1)	12

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

The following table presents the gross fair values of our foreign currency exchange derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars

	2018	2017

Assets
Prepaid expenses and other current assets	$7	1
Other assets	-	6
Liabilities
Other accruals	6	-
Other liabilities and deferred credits	-	15

In December 2017, we entered into foreign exchange zero cost collars buying the right to sell $1.25 billion CAD at $0.707 CAD and selling the right to buy $1.25 billion CAD at $0.842 CAD against the U.S. dollar.

The losses from foreign currency exchange derivatives incurred and the line item where they appear on our consolidated income statement were:

	Millions of Dollars

	2018	2017	2016

Foreign currency transaction losses	$1	13	247

We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions Notional Currency

		2018	2017

Foreign Currency Exchange Derivatives
Sell U.S. dollar, buy British pound	USD	805	-
Sell British pound, buy other currencies*	GBP	21	1
Sell Canadian dollar, buy U.S. dollar	CAD	1,242	1,225

*Primarily euro and Norwegian krone.

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

	Millions of Dollars

	Carrying Amount

	Cash and Cash Equivalents		Short-Term Investments

	2018	2017	2018	2017

Cash	$876	948
Time Deposits
Remaining maturities from 1 to 90 days	3,509	5,004	-	821
Commercial Paper
Remaining maturities from 1 to 90 days	229	373	248	978
Remaining maturities from 91 to 180 days	-	-	-	74
Government Obligations
Remaining maturities from 1 to 90 days	1,301	-	-	-

	$5,915	6,325	248	1,873

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

The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position on December 31, 2018 and December 31, 2017, was $62 million and $55 million, respectively. For these instruments, no collateral was posted as of December 31, 2018 or December 31, 2017. If our credit rating had been downgraded below investment grade on December 31, 2018, we would be required to post $62 million of additional collateral, either with cash or letters of credit.

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

The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. Transfers occur at the end of the reporting period. At the end of the fourth quarter of 2017, our $1,899 million investment in Cenovus Energy was transferred from Level 2 to Level 1 due to the lapsing of trading restrictions. There were no other material transfers in or out of Level 1 during 2018 or 2017.

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

The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Investment in Cenovus Energy	$1,462	-	-	1,462	1,899	-	-	1,899
Commodity derivatives	236	181	33	450	175	106	30	311

Total assets	$1,698	181	33	1,912	2,074	106	30	2,210

Liabilities
Commodity derivatives	$225	145	30	400	158	111	41	310

Total liabilities	$225	145	30	400	158	111	41	310

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists.

	Millions of Dollars
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Setoff	Net Amounts

December 31, 2018
Assets	$450	280	170	-	9	161
Liabilities	400	280	120	10	4	106

December 31, 2017
Assets	$311	186	125	-	4	121
Liabilities	310	186	124	7	5	112

At December 31, 2018 and December 31, 2017, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement

The following table summarizes the fair value hierarchy by major category and date of remeasurement for assets accounted for at fair value on a non-recurring basis:

	Millions of Dollars

		Fair Value Measurements Using

	Fair Value	Level 1 Inputs	Level 3 Inputs	Before-Tax Loss

Year ended December 31, 2018
Net PP&E (held for sale)
March 31, 2018	$250	-	250	44
September 30, 2018	201	201	-	43

Year ended December 31, 2017
Net PP&E (held for use)
December 31, 2017	$75	-	75	154
Net PP&E (held for sale)
June 30, 2017	2,830	2,830	-	3,882
December 31, 2017	113	113	-	78
Equity method investments
June 30, 2017	7,656	-	7,656	2,384

Net PP&E (held for sale)

Net PP&E held for sale was written down to fair value, less costs to sell. The fair value of each asset was determined by its negotiated selling price (Level 1) or information gathered during marketing efforts (Level 3). For additional information see Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions.

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

Equity Method Investments

During 2017, our investment in APLNG was written down to its fair value of $7,656 million, resulting in a before-tax-charge of $2,384 million. For additional information on APLNG, see Note 6—Investments, Loans and Long-Term Receivables.

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

•	Investment in Cenovus Energy shares: See Note 7—Investment in Cenovus Energy for a discussion of the carrying value and fair value of our investment in Cenovus Energy shares.

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

The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	2018	2017	2018	2017

Financial assets
Investment in Cenovus Energy	$1,462	1,899	1,462	1,899
Commodity derivatives	170	125	170	125
Total loans and advances—related parties	468	586	468	586
Financial liabilities
Total debt, excluding capital leases	14,191	18,929	16,147	22,435
Commodity derivatives	110	117	110	117

Commodity Derivatives

At December 31, 2018, commodity derivative assets and liabilities appear net with no obligations to return cash collateral and $10 million of rights to reclaim cash collateral, respectively. At December 31, 2017, commodity derivative assets and liabilities appear net with no obligations to return cash collateral and $7 million of rights to reclaim cash collateral, respectively.

Note 16—Equity

Common Stock

The changes in our shares of common stock, as categorized in the equity section of the balance sheet, were:

	Shares
	2018	2017	2016

Issued
Beginning of year	1,785,419,175	1,782,079,107	1,778,226,388
Distributed under benefit plans	6,218,259	3,340,068	3,852,719

End of year	1,791,637,434	1,785,419,175	1,782,079,107

Held in Treasury
Beginning of year	608,312,034	544,809,771	542,230,673
Repurchase of common stock	44,976,179	63,502,263	2,579,098

End of year	653,288,213	608,312,034	544,809,771

Preferred Stock

We have authorized 500 million shares of preferred stock, par value $.01 per share, none of which was issued or outstanding at December 31, 2018 or 2017.

Noncontrolling Interests

At December 31, 2018 and 2017, we had $125 million and $194 million outstanding, respectively, of equity in less-than-wholly owned consolidated subsidiaries held by noncontrolling interest owners. For both periods, the amounts were related to the Darwin LNG and Bayu-Darwin Pipeline operating joint ventures we control.

Repurchase of Common Stock

On November 10, 2016, we announced plans to purchase up to $3 billion of our common stock through 2019. On March 29, 2017, we announced plans to repurchase an additional $3 billion of common stock through 2019. On July 12, 2018, we announced an authorization of an additional $9 billion for share repurchases bringing the total program authorization to $15 billion. Repurchase of shares began in November 2016, and totaled 111,057,540 shares at a cost of $6.1 billion, through December 31, 2018.

Note 17—Non-Mineral Leases

The company primarily leases drilling equipment and office buildings, as well as ocean transport vessels, tugboats, barges, corporate aircraft and other facilities and equipment. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices, as well as renewal options and/or options to purchase the leased property for the fair market value at the end of the lease term. There are no significant restrictions imposed on us by the leasing agreements with regard to dividends, asset dispositions or borrowing ability. For additional information on leased assets under capital leases, see Note 11—Debt.

At December 31, 2018, future minimum rental payments due under noncancelable leases were:

Millions of Dollars

2019	$248
2020	425
2021	136
2022	319
2023	54
Remaining years	212

Total	1,394
Less: income from subleases	(7)

Net minimum operating lease payments	$1,387

Operating lease rental expense for the years ended December 31 was:

	Millions of Dollars
	2018	2017	2016

Total rentals	$253	264	537
Less: sublease rentals	(16)	(20)	(10)

	$237	244	527

Note 18—Employee Benefit Plans

Pension and Postretirement Plans

An analysis of the projected benefit obligations for our pension plans and accumulated benefit obligations for our postretirement health and life insurance plans follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2018		2017		2018	2017

	U.S.	Int’l.	U.S.	Int’l.

Change in Benefit Obligation
Benefit obligation at January 1	$3,236	3,845	3,416	3,445	265	286
Service cost	83	81	89	77	1	2
Interest cost	99	107	118	103	8	9
Plan participant contributions	-	2	-	2	22	23
Plan amendments	-	7	-	-	-	-
Actuarial (gain) loss	(44)	(259)	244	52	(10)	12
Benefits paid	(507)	(143)	(631)	(117)	(67)	(68)
Curtailment	(4)	(3)	-	-	-	-
Settlement	(730)	-	-	-	-	-
Recognition of termination benefits	3	-	-	-	-	-
Foreign currency exchange rate change	-	(199)	-	283	(1)	1

Benefit obligation at December 31*	$2,136	3,438	3,236	3,845	218	265

*Accumulated benefit obligation portion of above at December 31:	$1,969	3,066	3,076	3,404

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$2,541	3,647	2,081	3,068	-	-
Actual return on plan assets	(112)	(106)	336	313	-	-
Company contributions	144	156	755	114	45	45
Plan participant contributions	-	2	-	2	22	23
Benefits paid	(507)	(143)	(631)	(117)	(67)	(68)
Settlement	(730)	-	-	-	-	-
Foreign currency exchange rate change	-	(198)	-	267	-	-

Fair value of plan assets at December 31	$1,336	3,358	2,541	3,647	-	-

Funded Status	$(800)	(80)	(695)	(198)	(218)	(265)

	Millions of Dollars
	Pension Benefits				Other Benefits
	2018		2017		2018	2017

	U.S.	Int’l.	U.S.	Int’l.

Amounts Recognized in the Consolidated Balance Sheet at December 31
Noncurrent assets	$-	232	-	205	-	-
Current liabilities	(59)	(4)	(38)	(4)	(44)	(45)
Noncurrent liabilities	(741)	(308)	(657)	(399)	(174)	(220)

Total recognized	$(800)	(80)	(695)	(198)	(218)	(265)

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	4.25%	3.05	3.55	2.80	4.05	3.30
Rate of compensation increase	4.00	3.65	4.00	3.75	-	-

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	3.80%	2.90	3.80	3.00	3.30	3.60
Expected return on plan assets	5.80	4.30	6.55	5.05	-	-
Rate of compensation increase	4.00	3.75	4.00	3.85	-	-

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

Included in accumulated other comprehensive income (loss) at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2018		2017		2018	2017

	U.S.	Int’l.	U.S.	Int’l.

Unrecognized net actuarial (gain) loss	$516	310	588	358	(21)	(12)
Unrecognized prior service cost (credit)	-	(4)	-	(16)	(216)	(249)

	Millions of Dollars
	Pension Benefits				Other Benefits
	2018		2017		2018	2017

	U.S.	Int’l.	U.S.	Int’l.

Sources of Change in Other Comprehensive Income (Loss)
Net gain (loss) arising during the period	$(177)	17	(40)	71	10	(12)
Amortization of (gain) loss included in income (loss)*	249	31	200	50	(1)	(3)

Net change during the period	$72	48	160	121	9	(15)

Prior service credit (cost) arising during the period	$-	(7)	-	2	-	-
Amortization of prior service cost (credit) included in income (loss)	-	(5)	4	(6)	(35)	(36)

Net change during the period	$-	(12)	4	(4)	(35)	(36)

*Includes settlement losses recognized in 2018 and 2017.

Included in accumulated other comprehensive loss at December 31, 2018, were the following before-tax amounts that are expected to be amortized into net periodic benefit cost during 2019:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

Unrecognized net actuarial (gain) loss	$52	31	(2)
Unrecognized prior service credit	-	(2)	(33)

For our tax-qualified pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation, the accumulated benefit obligation, and the fair value of plan assets were $4,110 million, $3,768 million, and $3,702 million, respectively, at December 31, 2018, and $5,634 million, $5,226 million, and $5,113 million, respectively, at December 31, 2017.

For our unfunded nonqualified key employee supplemental pension plans, the projected benefit obligation and the accumulated benefit obligation were $586 million and $504 million, respectively, at December 31, 2018, and were $578 million and $503 million, respectively, at December 31, 2017.

The components of net periodic benefit cost of all defined benefit plans are presented in the following table:

	Millions of Dollars
	Pension Benefits						Other Benefits
	2018		2017		2016		2018	2017	2016

	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Service cost	$83	81	89	77	108	76	1	2	2
Interest cost	99	107	118	103	133	120	8	9	13
Expected return on plan assets	(114)	(155)	(132)	(158)	(149)	(147)	-	-	-
Amortization of prior service cost (credit)	-	(5)	4	(6)	5	(6)	(35)	(36)	(34)
Recognized net actuarial loss (gain)	53	31	69	50	86	26	(1)	(3)	(2)
Settlements	196	-	131	-	202	-	-	-	-
Curtailment loss	-	-	-	-	14	-	-	-	1

Net periodic benefit cost	$317	59	279	66	399	69	(27)	(28)	(20)

The components of net periodic benefit cost, other than the service cost component, are included in the “Other expenses” line item on our consolidated income statement.

In 2018, we purchased a group annuity contract from Prudential and transferred $730 million of future benefit obligations from the U.S. qualified pension plan to Prudential. The purchase of the group annuity contract was funded directly by plan assets of the U.S. qualified pension plan. Effective January 1, 2019, the Cash Balance Account (Title II) of the ConocoPhillips Retirement Plan, a U.S. qualified pension plan, was closed to new entrants. New employees and rehires on or after January 1, 2019, and employees that elected to opt out of Title II will no longer receive pay credits to their Cash Balance Account and instead will be eligible for a Company Retirement Contribution (CRC) as described in the Defined Contribution Plans section.

We recognized pension settlement losses of $196 million in 2018, $131 million in 2017, and $202 million in 2016 as lump-sum benefit payments from certain U.S. pension plans exceeded the sum of service and interest costs for those plans and led to recognition of settlement losses.

As part of the 2016 restructuring program, we concluded that actions taken during the year resulted in a significant reduction of future services of active employees primarily in the U.S. qualified pension plan and a U.S. nonqualified supplemental retirement plan. As a result, we recognized an increase in the benefit obligation and a proportionate share of prior service cost from other comprehensive income (loss) as a curtailment loss of $15 million during the year ended December 31, 2016.

Also, as part of the 2016 restructuring program in the United States and Europe, we recognized expense for special termination benefits of $15 million during the year ended December 31, 2016, consisting of $14 million in the United States and $1 million in Europe.

In determining net pension and other postretirement benefit costs, we amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan. For net actuarial gains and losses, we amortize 10 percent of the unamortized balance each year.

We have multiple nonpension postretirement benefit plans for health and life insurance. The health care plans are contributory and subject to various cost sharing features, with participant and company contributions adjusted annually; the life insurance plans are noncontributory. The measurement of the U.S. pre-65 retiree medical accumulated postretirement benefit obligation assumes a health care cost trend rate of 7 percent in 2019 that declines to 5 percent by 2024. The measurement of the U.S. post-65 retiree medical accumulated postretirement benefit obligation assumes an ultimate health care cost trend rate of 5 percent achieved in 2019. A one-percentage-point change in the assumed health care cost trend rate would be immaterial to ConocoPhillips.

Plan Assets—We follow a policy of broadly diversifying pension plan assets across asset classes and individual holdings. As a result, our plan assets have no significant concentrations of credit risk. Asset classes that are considered appropriate include U.S. equities, non-U.S. equities, U.S. fixed income, non-U.S. fixed income, real estate and private equity investments. Plan fiduciaries may consider and add other asset classes to the investment program from time to time. The target allocations for plan assets are 39 percent equity securities, 54 percent debt securities, 6 percent real estate and 1 percent other. Generally, the plan investments are publicly traded, therefore minimizing liquidity risk in the portfolio.

The following is a description of the valuation methodologies used for the pension plan assets. There have been no changes in the methodologies used at December 31, 2018 and 2017.

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
•

A portion of U.S. pension plan assets is held as a participating interest in an insurance annuity contract, which is calculated as the market value of investments held under this contract, less the accumulated benefit obligation covered by the contract. The participating interest is classified as Level 3 in the fair value hierarchy as the fair value is determined via a combination of quoted market prices, recently executed transactions, and an actuarial present value computation for contract obligations. At December 31, 2018, the participating interest in the annuity contract was valued at $84 million and consisted of $228 million in debt securities, less $144 million for the accumulated benefit obligation covered by the contract. At December 31, 2017, the participating interest in the annuity contract was valued at $99 million and consisted of $265 million in debt securities, less $166 million for the accumulated benefit obligation covered by the contract. The net change from 2017 to 2018 is due to a decrease in the fair value of the underlying investments of $37 million offset by a decrease in the present value of the contract obligation of $22 million. The participating interest is not available for meeting general pension benefit obligations in the near term. No future company contributions are required and no new benefits are being accrued under this insurance annuity contract.

The fair values of our pension plan assets at December 31, by asset class were as follows:

	Millions of Dollars

	U.S.				International

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

2018
Equity securities
U.S.	$74	-	20	94	371	-	-	371
International	80	-	-	80	241	-	-	241
Mutual funds	76	-	-	76	213	181	-	394
Debt securities
Government	-	-	-	-	889	-	-	889
Corporate	-	2	-	2	-	-	-	-
Mutual funds	-	-	-	-	363	-	-	363
Cash and cash equivalents	-	-	-	-	71	-	-	71
Time deposits	-	-	-	-	6	-	-	6
Derivatives	-	-	-	-	(17)	-	-	(17)
Real estate	-	-	-	-	-	-	124	124

Total in fair value hierarchy	$230	2	20	252	2,137	181	124	2,442

Investments measured at net asset value*
Equity securities
Common/collective trusts	$-	-	-	364	-	-	-	153
Debt securities
Corporate	-	-	-	-	-	-	-	-
Agency and mortgage-backed securities	-	-	-	-	-	-	-	-
Common/collective trusts	-	-	-	548	-	-	-	641
Cash and cash equivalents	-	-	-	5	-	-	-	-
Real estate	-	-	-	80	-	-	-	109

Total**	$230	2	20	1,249	2,137	181	124	3,345

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

**Excludes the participating interest in the insurance annuity contract with a net asset value of $84 million and net receivables related to security transactions of $16 million.

The fair values of our pension plan assets at December 31, by asset class were as follows:

	Millions of Dollars

	U.S.				International

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

2017
Equity securities
U.S.	$161	-	14	175	440	-	-	440
International	178	-	-	178	315	-	-	315
Mutual funds	146	-	-	146	292	165	-	457
Debt securities
Government	-	-	-	-	902	-	-	902
Corporate	-	2	-	2	-	-	-	-
Mutual funds	-	-	-	-	144	-	-	144
Cash and cash equivalents	-	-	-	-	111	-	-	111
Time deposits	-	-	-	-	3	-	-	3
Derivatives	-	-	-	-	5	-	-	5
Real estate	-	-	-	-	-	-	123	123

Total in fair value hierarchy	$485	2	14	501	2,212	165	123	2,500

Investments measured at net asset value*
Equity securities
Common/collective trusts	$-	-	-	805	-	-	-	183
Debt securities
Corporate	-	-	-	-	-	-	-	172
Agency and mortgage-backed securities	-	-	-	-	-	-	-	15
Common/collective trusts	-	-	-	1,042	-	-	-	648
Cash and cash equivalents	-	-	-	17	-	-	-	24
Real estate	-	-	-	74	-	-	-	94

Total**	$485	2	14	2,439	2,212	165	123	3,636

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

**Excludes the participating interest in the insurance annuity contract with a net asset value of $99 million and net payables related to security transactions of $14 million.

Level 3 activity was not material for all periods.

Our funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended. Contributions to foreign plans are dependent upon local laws and tax regulations. In 2019, we expect to contribute approximately $195 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $185 million to our international qualified and nonqualified pension and postretirement benefit plans.

The following benefit payments, which are exclusive of amounts to be paid from the insurance annuity contract and which reflect expected future service, as appropriate, are expected to be paid:

	Millions of Dollars

	Pension Benefits		Other Benefits

	U.S.	Int’l.

2019	$ 400	123	36
2020	251	129	34
2021	232	137	30
2022	222	138	27
2023	216	143	24
2024–2027	880	788	69

Severance Accrual

As a result of staff reductions occurring throughout the year, severance accruals of $70 million were recorded in 2018. The following table summarizes our severance accrual activity for the year ended December 31, 2018:

Millions of Dollars

Balance at December 31, 2017	$53
Accruals	70
Benefit payments	(73)
Foreign currency translation adjustments	(2)

Balance at December 31, 2018	$48

Of the remaining balance at December 31, 2018, $23 million is classified as short-term.

Defined Contribution Plans

Most U.S. employees are eligible to participate in the ConocoPhillips Savings Plan (CPSP). Employees can deposit up to 75 percent of their eligible pay, subject to statutory limits, in the CPSP to a choice of approximately 34 investment options. Employees who participate in the CPSP and contribute 1 percent of their eligible pay receive a 6 percent company cash match with a potential company discretionary cash contribution of up to 6 percent. Effective January 1, 2019, new employees, rehires, and employees that elected to opt out of Title II will be eligible to receive a CRC of 6 percent of eligible pay into their CPSP. After three years of service with the company, the employee is 100 percent vested in any CRC. Company contributions charged to expense for the CPSP and predecessor plans were $82 million in 2018, $77 million in 2017, and $58 million in 2016.

We have several defined contribution plans for our international employees, each with its own terms and eligibility depending on location. Total compensation expense recognized for these international plans was approximately $31 million in 2018, $35 million in 2017, and $44 million in 2016.

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

Compensation Expense—Total share-based compensation expense recognized in income (loss) and the associated tax benefit for the years ended December 31 were as follows:

	Millions of Dollars

	2018	2017	2016

Compensation cost	$265	227	272
Tax benefit	64	76	92

Stock Options—Stock options granted under the provisions of the Plan and prior plans permit purchase of our common stock at exercise prices equivalent to the average fair market value of ConocoPhillips common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably, with one-third of the options awarded vesting and becoming exercisable on each anniversary date following the date of grant. Options awarded to certain employees already eligible for retirement vest within six months of the grant date, but those options do not become exercisable until the end of the normal vesting period. Beginning in 2018, stock option grants were discontinued and replaced with three-year, time-vested restricted stock units which generally will be cash-settled.

The fair market values of the options granted in 2017 and 2016 were measured on the date of grant using the Black-Scholes-Merton option-pricing model. The weighted-average assumptions used were as follows:

	2017	2016

Assumptions used
Risk-free interest rate	2.24%	1.55
Dividend yield	4.00%	4.00
Volatility factor	28.12%	26.80
Expected life (years)	6.39	6.37

There were no ranges in the assumptions used to determine the fair market values of our options granted in 2017 and 2016.

We believe our historical volatility for periods prior to the 2012 separation of our Downstream businesses is no longer relevant in estimating expected volatility. For 2017 and 2016, expected volatility was based on the weighted-average blend of the company’s historical stock price volatility from May 1, 2012 (the date of separation of our Downstream businesses) through the stock option grant date and the average historical stock price volatility of a group of peer companies for the expected term of the options.

The following summarizes our stock option activity for the year ended December 31, 2018:

	Options	Weighted- Average Exercise Price	Millions of Dollars
			Aggregate Intrinsic Value

Outstanding at December 31, 2017	24,722,803	$52.18	$177
Exercised	(3,903,130)	45.71	94
Forfeited	(84,694)	58.23
Expired or cancelled	(1,355,302)	60.53

Outstanding at December 31, 2018	19,379,677	$52.88	$214

Vested at December 31, 2018	18,820,388	$53.16	$204

Exercisable at December 31, 2018	16,213,002	$54.89	$152

The weighted-average remaining contractual term of outstanding options, vested options and exercisable options at December 31, 2018, was 5.16 years, 5.09 years and 4.69 years, respectively. The weighted-average grant date fair value of stock option awards granted during 2017 and 2016 was $9.18 and $5.39, respectively. The aggregate intrinsic value of options exercised was $4 million in 2017 and zero in 2016.

During 2018, we received $178 million in cash and realized a tax benefit of $18 million from the exercise of options. At December 31, 2018, the remaining unrecognized compensation expense from unvested options was $2 million, which will be recognized over a weighted-average period of 0.87 years, the longest period being 1.12 years.

Stock Unit Program—Generally, restricted stock units are granted annually under the provisions of the Plan and vest in an aggregate installment on the third anniversary of the grant date. In addition, restricted stock units granted under the Plan for a variable long-term incentive program vest ratably in three equal annual installments beginning on the first anniversary of the grant date. Restricted stock units are also granted ad hoc to attract or retain key personnel, and the terms and conditions under which these restricted stock units vest vary by award.

Stock-Settled

Upon vesting, these restricted stock units are settled by issuing one share of ConocoPhillips common stock per unit. Units awarded to retirement eligible employees vest six months from the grant date; however, those units are not issued as common stock until the earlier of separation from the company or the end of the regularly scheduled vesting period. Until issued as stock, most recipients of the restricted stock units receive a quarterly cash payment of a dividend equivalent that is charged to retained earnings. The grant date fair market value of these restricted stock units is deemed equal to the average ConocoPhillips stock price on the grant date. The grant date fair market value of units that do not receive a dividend equivalent while unvested is deemed equal to the average ConocoPhillips stock price on the grant date, less the net present value of the dividends that will not be received.

The following summarizes our stock-settled stock unit activity for the year ended December 31, 2018:

	Stock Units	Weighted-Average	Millions of Dollars

		Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2017	7,826,852	$ 45.75
Granted	2,465,100	52.45
Forfeited	(173,265)	45.72
Issued	(2,571,714)		$ 154

Outstanding at December 31, 2018	7,546,973	$ 43.41

Not Vested at December 31, 2018	5,090,209	43.69

At December 31, 2018, the remaining unrecognized compensation cost from the unvested stock-settled units was $88 million, which will be recognized over a weighted-average period of 1.68 years, the longest period being 2.76 years. The weighted-average grant date fair value of stock unit awards granted during 2017 and 2016 was $48.77 and $32.15, respectively. The total fair value of stock units issued during 2017 and 2016 was $159 million and $191 million, respectively.

Cash-Settled

Beginning in 2018, cash-settled executive restricted stock units replaced the stock option program. These restricted stock units, subject to elections to defer, will be settled in cash equal to the fair market value of a share of ConocoPhillips common stock per unit on the settlement date and are classified as liabilities on the balance sheet. Units awarded to retirement eligible employees vest six months from the grant date; however, those units are not settled until the earlier of separation from the company or the end of the regularly scheduled vesting period. Compensation expense is initially measured using the average fair market value of ConocoPhillips common stock and is subsequently adjusted, based on changes in the ConocoPhillips stock price through the end of each subsequent reporting period, through the settlement date. Recipients receive an accrued reinvested dividend equivalent that is charged to compensation expense. The accrued reinvested dividend is paid at the time of settlement, subject to the terms and conditions of the award.

The following summarizes our cash-settled stock unit activity for the year ended December 31, 2018:

	Stock Units	Weighted-Average	Millions of Dollars
		Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2017	-	$ -
Granted	393,571	53.68
Forfeited	(3,849)	59.17
Issued	(13,114)		$ 1

Outstanding at December 31, 2018	376,608	$ 62.21

Not Vested at December 31, 2018	90,254	62.21

At December 31, 2018, the remaining unrecognized compensation cost from the unvested cash-settled units was $3 million, which will be recognized over a weighted-average period of 1.79 years, the longest period being 2.12 years.

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

The following summarizes our stock-settled Performance Share Program activity for the year ended December 31, 2018:

		Weighted-Average	Millions of Dollars

	Stock Units	Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2017	2,753,465	$ 50.79
Granted	19,708	53.28
Forfeited	(2,859)	48.89
Issued	(434,772)		$ 29

Outstanding at December 31, 2018	2,335,542	$ 50.45

Not Vested at December 31, 2018	58,914	$ 48.41

At December 31, 2018, the remaining unrecognized compensation cost from unvested stock-settled performance share awards was zero. The weighted-average grant date fair value of stock-settled PSUs granted during 2017 and 2016 was $49.76 and $33.13, respectively. The total fair value of stock-settled PSUs issued during 2017 and 2016 was $57 million and $17 million, respectively.

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

Beginning in 2013, PSUs authorized for future grants will vest upon settlement following the conclusion of the three-year performance period. We recognize compensation expense over the period beginning on the date of authorization and ending at the conclusion of the performance period. These PSUs will be settled in cash equal to the fair market value of a share of ConocoPhillips common stock per unit on the settlement date and are classified as liabilities on the balance sheet. For performance periods beginning before 2018, during the performance period, recipients of the PSUs do not receive a quarterly cash payment of a dividend equivalent, but after the performance period ends, until settlement in cash occurs, recipients of the PSUs receive a quarterly cash payment of a dividend equivalent that is charged to compensation expense. For the performance period beginning in 2018, recipients of the PSUs receive an accrued reinvested dividend equivalent that is charged to compensation expense. The accrued reinvested dividend is paid at the time of settlement, subject to the terms and conditions of the award.

The following summarizes our cash-settled Performance Share Program activity for the year ended December 31, 2018:

		Weighted-Average	Millions of Dollars

	Stock Units	Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2017	1,214,533	$55.19
Granted	321,965	53.28
Forfeited	(9,282)	59.17
Settled	(396,209)		$22

Outstanding at December 31, 2018	1,131,007	$62.21

Not Vested at December 31, 2018	87,900	$62.21

At December 31, 2018, the remaining unrecognized compensation cost from unvested cash-settled performance share awards was $1 million, which will be recognized over a weighted-average period of 0.89 years, the longest period being 1.13 years. The weighted-average grant date fair value of cash-settled PSUs granted during 2017 and 2016 was $49.76 and $33.13, respectively. The total fair value of cash-settled performance share awards settled during 2017 and 2016 was $24 million and $31 million, respectively.

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

The following summarizes the aggregate activity of these restricted shares and units for the year ended December 31, 2018:

		Weighted-Average	Millions of Dollars

	Stock Units	Grant Date Fair Value	Total Fair Value

Outstanding at December 31, 2017	1,301,040	$ 45.77
Granted	70,922	62.01
Cancelled	(1,334)	23.09
Issued	(263,313)		$ 17

Outstanding at December 31, 2018	1,107,315	$ 46.57

Not Vested at December 31, 2018	-

At December 31, 2018, all outstanding restricted stock and restricted stock units were fully vested and there was no remaining compensation cost to be recorded. The weighted-average grant date fair value of awards granted during 2017 and 2016 was $48.87 and $40.36, respectively. The total fair value of awards issued during 2017 and 2016 was $4 million and $2 million, respectively.

Note 19—Income Taxes

Income taxes charged to net income (loss) were:

	Millions of Dollars

	2018	2017	2016

Income Taxes
Federal
Current	$4	79	(9)
Deferred	545	(3,046)	(1,634)
Foreign
Current	3,273	1,729	393
Deferred	(166)	(510)	(519)
State and local
Current	108	51	(135)
Deferred	(96)	(125)	(67)

	$3,668	(1,822)	(1,971)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

	Millions of Dollars

	2018	2017

Deferred Tax Liabilities
PP&E and intangibles	$8,004	9,692
Inventory	60	61
Deferred state income tax	61	178
Other	156	464

Total deferred tax liabilities	8,281	10,395

Deferred Tax Assets
Benefit plan accruals	641	786
Asset retirement obligations and accrued environmental costs	2,891	3,060
Investments in joint ventures	104	57
Other financial accruals and deferrals	330	166
Loss and credit carryforwards	2,378	2,310
Other	398	152

Total deferred tax assets	6,742	6,531
Less: valuation allowance	(3,040)	(1,254)

Net deferred tax assets	3,702	5,277

Net deferred tax liabilities	$4,579	5,118

At December 31, 2018, noncurrent assets and liabilities included deferred taxes of $442 million and $5,021 million, respectively. At December 31, 2017, noncurrent assets and liabilities included deferred taxes of $164 million and $5,282 million, respectively.

At December 31, 2018, the components of our loss and credit carryforwards before and after consideration of the applicable valuation allowances were:

	Millions of Dollars

	Gross Deferred Tax Asset	Net Deferred Tax Asset After Valuation Allowance	Expiration of Net Deferred Tax Asset

U.S. foreign tax credits	$1,016	17	2027
U.S. general business credits	364	364	2036-2038
State net operating losses and tax credits	312	32	Various
Foreign net operating losses and tax credits	686	647	Post 2025

	$2,378	1,060

Valuation allowances have been established to reduce deferred tax assets to an amount that will, more likely than not, be realized. During 2018, valuation allowances increased a total of $1,786 million. The increase primarily relates to deferred tax assets recognized during 2018 as a result of the U.S. Tax Cuts and Jobs Act (Tax Legislation), as further discussed below, and are related to U.S. tax basis and foreign tax credits associated with our foreign branch assets that we do not expect to realize. Based on our historical taxable income, expectations for the future, and available tax-planning strategies, management expects deferred tax assets, net of valuation allowance, will primarily be realized as offsets to reversing deferred tax liabilities.

At December 31, 2018, unremitted income considered to be permanently reinvested in certain foreign subsidiaries and foreign corporate joint ventures totaled approximately $3,808 million. Deferred income taxes have not been provided on this amount, as we do not plan to initiate any action that would require the payment of income taxes. The estimated amount of additional tax, primarily local withholding tax, that would be payable on this income if distributed is approximately $190 million.

The following table shows a reconciliation of the beginning and ending unrecognized tax benefits for 2018, 2017 and 2016:

	Millions of Dollars

	2018	2017	2016

Balance at January 1	$882	381	459
Additions based on tax positions related to the current year	268	612	32
Additions for tax positions of prior years	43	109	19
Reductions for tax positions of prior years	(73)	(129)	(118)
Settlements	(35)	(5)	(9)
Lapse of statute	(4)	(86)	(2)

Balance at December 31	$1,081	882	381

Included in the balance of unrecognized tax benefits for 2018, 2017 and 2016 were $1,081 million, $882 million and $359 million, respectively, which, if recognized, would impact our effective tax rate. The balance of the unrecognized tax benefits increased in 2018 mainly due to the treatment of distributions from certain of foreign subsidiaries. The balance of unrecognized tax benefits increased in 2017 mainly due to the recognition of a U.S. worthless securities deduction that we do not believe will generate a cash tax benefit.

At December 31, 2018, 2017 and 2016, accrued liabilities for interest and penalties totaled $45 million, $54 million and $54 million, respectively, net of accrued income taxes. Interest and penalties resulted in a benefit to earnings of $4 million in 2018, no impact to earnings in 2017, and a benefit to earnings of $18 million in 2016.

We file tax returns in the U.S. federal jurisdiction and in many foreign and state jurisdictions. Audits in major jurisdictions are generally complete as follows: United Kingdom (2015), Canada (2010), United States (2014) and Norway (2017). Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion in the many jurisdictions in which we operate around the world. Consequently, the balance in unrecognized tax benefits can be expected to fluctuate from period to period. It is reasonably possible such changes could be significant when compared with our total unrecognized tax benefits, but the amount of change is not estimable.

The amounts of U.S. and foreign income (loss) before income taxes, with a reconciliation of tax at the federal statutory rate with the provision for income taxes, were:

	Millions of Dollars			Percent of Pre-Tax Income (Loss)

	2018	2017	2016	2018	2017	2016

Income (loss) before income taxes
United States	$2,867	(5,250)	(4,410)	28.7%	200.8	79.7
Foreign	7,106	2,635	(1,120)	71.3	(100.8)	20.3

	$9,973	(2,615)	(5,530)	100.0%	100.0	100.0

Federal statutory income tax	$2,095	(915)	(1,936)	21.0%	35.0	35.0
Non-U.S. effective tax rates	1,766	625	361	17.7	(23.9)	(6.5)
Tax Legislation	(10)	(852)	-	(0.1)	32.6	-
Canada disposition	-	(1,277)	-	-	48.8	-
U.K. disposition	(150)	-	-	(1.5)	-	-
Recovery of outside basis	(21)	(962)	(60)	(0.2)	36.8	1.1
Adjustment to tax reserves	(4)	881	55	-	(33.7)	(1.0)
Adjustment to valuation allowance	(26)	-	-	(0.3)	-	-
APLNG impairment	-	834	-	-	(31.9)	-
State income tax	135	(84)	(122)	1.4	3.2	2.2
Enhanced oil recovery credit	(99)	(68)	(62)	(1.0)	2.6	1.1
U.K. rate change	-	-	(161)	-	-	2.9
Other	(18)	(4)	(46)	(0.2)	0.2	0.8

	$3,668	(1,822)	(1,971)	36.8%	69.7	35.6

The decrease in the effective tax rate for 2018 was primarily due to the impact of the Clair Field disposition in the U.K. and our overall income position, partially offset by our mix of income among taxing jurisdictions.

Our effective tax rate for 2018 was favorably impacted by the sale of a ConocoPhillips subsidiary to BP. The subsidiary held a 16.5 percent interest in the BP-operated Clair Field in the United Kingdom. The disposition generated a before-tax gain of $715 million with no associated tax cost. See Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions for additional information on the U.K. disposition.

Tax Legislation was enacted in the United States on December 22, 2017, reducing the U.S. federal corporate income tax rate to 21 percent from 35 percent, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign-sourced earnings.

SAB 118 measurement period

We applied the guidance in Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of Tax Legislation in 2017 and throughout 2018. At December 31, 2017, we had not completed our accounting for all the enactment-date income tax effects of Tax Legislation under ASC 740, Income Taxes, for the remeasurement of deferred tax assets and liabilities and the one-time transition tax. As of December 31, 2018, we have now completed our accounting for all the enactment-date income tax effects of Tax Legislation. As further discussed below, during 2018, we recognized adjustments of $10 million to the provisional amounts recorded at December 31, 2017, and included these adjustments as a component of income tax provision.

Provisional Amounts—Foreign tax effects

The one-time transition tax is based on our total post-1986 earnings, the tax on which we previously deferred from U.S. income taxes under U.S. law. We estimated at December 31, 2017, that we would not incur a one-time transition tax. Upon further analyses of Tax Legislation and Notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, we finalized our calculations of the transition tax liability during 2018. Based upon this analysis, we did not incur a one-time transition tax.

As a result of the Tax Legislation, we removed the indefinite reinvestment assertion on one of our foreign subsidiaries and recorded a tax expense of $56 million in the fourth quarter of 2017.

Deferred tax assets and liabilities

As of December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21 percent), by recording a provisional amount of $908 million. Upon further analysis of certain aspects of Tax Legislation and refinement of our calculations during the 12 months ended December 31, 2018, we adjusted our provisional amount by $10 million, which is included as a component of income tax expense.

Global intangible low-taxed income (GILTI)

We have elected to account for GILTI in the year the tax is incurred. At December 31, 2018, the current-year U.S. income tax impact related to GILTI activities is immaterial.

Our effective tax rate in 2017 was favorably impacted by a tax benefit of $1,277 million related to the Canada disposition. This tax benefit was primarily associated with a deferred tax recovery related to the Canadian capital gains exclusion component of the 2017 Canada disposition and the recognition of previously unrealizable Canadian capital asset tax basis. The Canada disposition, along with the associated restructuring of our Canadian operations, may generate an additional tax benefit of $822 million. However, since we believe it is not likely we will receive a corresponding cash tax savings, this $822 million benefit has been offset by a full tax reserve. See Note 5—Assets Held for Sale, Sold or Acquired and Other Planned Dispositions for additional information on our Canada disposition.

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

Certain operating losses in jurisdictions outside of the United States only yield a tax benefit in the United States as a worthless security deduction. For 2018, 2017 and 2016, before consideration of unrecorded tax benefits discussed above, the amount of the tax benefit was $36 million, $962 million and $60 million, respectively.

Note 20—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of the balance sheet included:

	Millions of Dollars

	Defined Benefit Plans	Net Unrealized Loss on Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss

December 31, 2015	$(443)	-	(5,804)	(6,247)
Other comprehensive income (loss)	(104)	-	158	54

December 31, 2016	(547)	-	(5,646)	(6,193)
Other comprehensive income (loss)	147	(58)	586	675

December 31, 2017	(400)	(58)	(5,060)	(5,518)
Other comprehensive income (loss)	39	-	(642)	(603)
Cumulative effect of adopting ASU No. 2016-01*	-	58	-	58

December 31, 2018	$(361)	-	(5,702)	(6,063)

*See Note 2—Changes in Accounting Principles for additional information.

There were no items within accumulated other comprehensive loss related to noncontrolling interests.

The following table summarizes reclassifications out of accumulated other comprehensive loss during the years ended December 31:

	Millions of Dollars

	2018	2017

Defined Benefit Plans	$189	135

Above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of:	$50	74

See Note 18—Employee Benefit Plans, for additional information.

Note 21—Cash Flow Information

	Millions of Dollars

	2018	2017	2016

Noncash Investing Activities
Increase (decrease) in PP&E related to an increase (decrease) in asset retirement obligations	$395	(37)	(1,017)
Increase (decrease) in assets and liabilities acquired in a nonmonetary exchange*
Accounts receivable	(44)	-	-
Inventories	42	-	-
Investments and long-term receivables	15	-	-
PP&E	1,907	-	-
Other long-term assets	(9)	-	-
Accounts payable	7	-	-
Accrued income and other taxes	40	-	-

Cash Payments (Receipts)
Interest	$772	1,163	1,151
Income taxes	2,976	1,168	(318)**

Net Sales (Purchases) of Short-Term Investments
Short-term investments purchased	$(1,953)	(6,617)	(1,753)
Short-term investments sold	3,573	4,827	1,702

	$1,620	(1,790)	(51)

*See Note 5—Assets Held for Sale, Sold, or Acquired and Other Planned Dispositions.

**2016 is net of $585 million related to refunds received from the Internal Revenue Service.

The following items are included in in the “Cash Flows from Operating Activities” section of our consolidated cash flows.

In 2018, we collected $430 million from PDVSA consisting of $230 million from the sale of commodity inventory and $200 million in cash, as partial payments related to an award issued by the ICC Tribunal in 2018. We collected $262 million and $75 million from Ecuador in 2018 and 2017, respectively, as installment payments related to an agreement reached with Ecuador in 2017. For more information on these settlements, see Note 13—Contingencies and Commitments.

We made discretionary payments to our domestic qualified pension plan of $120 million and $600 million in 2018 and 2017, respectively.

In 2017, we recognized a $180 million adverse cash impact from the settlement of cross-currency swap transactions.

Note 22—Other Financial Information

	Millions of Dollars

	2018	2017	2016

Interest and Debt Expense
Incurred
Debt	$838	1,114	1,279
Other	67	103	123

	905	1,217	1,402
Capitalized	(170)	(119)	(157)

Expensed	$735	1,098	1,245

Other Income
Interest income	$97	112	57
Other, net	76	417	198

	$173	529	255

Research and Development Expenditures—expensed	$78	100	116

Shipping and Handling Costs*	$1,075	1,050	1,140

*Amounts included in production and operating expenses. 2017 and 2016 have been reclassified to conform to the current-period presentation resulting from the adoption of ASU No. 2017-07. See Note 2—Changes in Accounting Principles, for additional information.

Foreign Currency Transaction (Gains) Losses—after-tax
Alaska	$-	-	-
Lower 48	-	-	-
Canada	(11)	3	1
Europe and North Africa	(26)	7	(7)
Asia Pacific and Middle East	3	23	(9)
Other International	-	1	7
Corporate and Other	21	(3)	(18)

	$(13)	31	(26)

	Millions of Dollars

	2018	2017

Properties, Plants and Equipment
Proved properties	$100,657	102,044
Unproved properties	4,662	4,491
Other	5,278	3,896

Gross properties, plants and equipment	110,597	110,431
Less: Accumulated depreciation, depletion and amortization	(64,899)	(64,748)

Net properties, plants and equipment	$45,698	45,683

Note 23—Related Party Transactions

Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

Significant transactions with our equity affiliates were:

	Millions of Dollars
	2018	2017	2016

Operating revenues and other income	$98	107	133
Purchases	98	99	101
Operating expenses and selling, general and administrative expenses	60	59	63
Net interest (income) expense*	(14)	(13)	(12)

*We paid interest to, or received interest from, various affiliates. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

The table above includes transactions with the FCCL Partnership through the date of the sale. See Note 6—Investments, Loans and Long-Term Receivables, for additional information.

Note 24—Sales and Other Operating Revenues

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

Revenue from Contracts with Customers

The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	2018	2017	*	2016	*

Revenue from contracts with customers	$28,098	20,525		16,527
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	8,218	8,669		7,278
Financial derivative contracts	101	(88)		(112)

Consolidated sales and other operating revenues	$36,417	29,106		23,693

*Under the modified retrospective approach, prior period amounts have not been adjusted upon adoption of ASC Topic 606.

Revenues from contracts outside the scope of ASC Topic 606 relate primarily to physical gas contracts at market prices which qualify as derivatives accounted for under ASC Topic 815, “Derivatives and Hedging,” and for which we have not elected normal purchases and normal sales (NPNS). There is no significant difference in contractual terms or the policy for recognition of revenue from these contracts and those within the scope of ASC Topic 606. The following disaggregation of revenues is provided in conjunction with Note 25—Segment Disclosures and Related Information:

	Millions of Dollars
	2018	2017	*	2016	*

Revenue from Outside the Scope of ASC Topic 606 by Segment
Lower 48	$6,358	6,302		5,391
Canada	629	864		813
Europe and North Africa	1,231	1,503		1,074

Physical contracts meeting the definition of a derivative	$8,218	8,669		7,278

*Under the modified retrospective approach, prior period amounts have not been adjusted upon adoption of ASC Topic 606.

	Millions of Dollars
	2018	2017	*	2016	*

Revenue from Outside the Scope of ASC Topic 606 by Product
Crude oil	$1,112	588		436
Natural gas	6,734	7,811		6,502
Other	372	270		340

Physical contracts meeting the definition of a derivative	$8,218	8,669		7,278

*Under the modified retrospective approach, prior period amounts have not been adjusted upon adoption of ASC Topic 606.

Receivables and Contract Liabilities

Receivables from Contracts with Customers

At December 31, 2018, the “Accounts and notes receivable” line on our consolidated balance sheet included trade receivables of $2,889 million compared with $2,675 million at December 31, 2017, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared with trade receivables where NPNS has been elected.

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

Millions of Dollars

Contract Liabilities
At January 1, 2018	$251
Contractual payments received	103
Revenue recognized	(148)

At December 31, 2018	$206

Amounts Recognized in the Consolidated Balance Sheet at December 31, 2018
Current liabilities	$169
Noncurrent liabilities	37

$206

During 2018, we recognized revenue of $148 million in the “Sales and other operating revenues” line on our consolidated income statement. We expect to recognize the contract liabilities as of December 31, 2018, as revenue between the remainder of 2019 and 2022 as construction is completed.

Prior to the adoption of ASC Topic 606, contractual cash payments received were recognized as “Sales and other operating revenues” when received.

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

Analysis of Results by Operating Segment

	Millions of Dollars

	2018	2017	2016

Sales and Other Operating Revenues
Alaska	$5,740	4,224	3,681

Lower 48	17,029	12,968	10,719
Intersegment eliminations	(40)	(4)	(17)

Lower 48	16,989	12,964	10,702

Canada	3,184	3,178	2,192
Intersegment eliminations	(1,160)	(559)	(218)

Canada	2,024	2,619	1,974

Europe and North Africa	6,635	5,181	3,462
Asia Pacific and Middle East	4,861	4,014	3,705
Corporate and Other	168	104	169

Consolidated sales and other operating revenues	$36,417	29,106	23,693

Depreciation, Depletion, Amortization and Impairments
Alaska	$760	1,026	868
Lower 48	2,370	6,693	4,358
Canada	324	461	975
Europe and North Africa	1,041	1,313	1,253
Asia Pacific and Middle East	1,382	3,819	1,606
Other International	-	-	1
Corporate and Other	106	134	140

Consolidated depreciation, depletion, amortization and impairments	$5,983	13,446	9,201

In 2018, sales by our Lower 48, Alaska and Canada segments to a certain refining company accounted for approximately $4 billion or 11 percent of our total consolidated sales and other operating revenues.

	Millions of Dollars

	2018	2017	2016

Equity in Earnings of Affiliates
Alaska	$6	7	9
Lower 48	1	5	(6)
Canada	-	197	89
Europe and North Africa	16	10	22
Asia Pacific and Middle East	1,051	553	(51)
Other International	-	-	-
Corporate and Other	-	-	(11)

Consolidated equity in earnings of affiliates	$1,074	772	52

Income Taxes
Alaska	$376	(689)	(59)
Lower 48	474	(2,453)	(1,328)
Canada	(96)	(616)	(383)
Europe and North Africa	2,265	1,165	(46)
Asia Pacific and Middle East	722	351	306
Other International	30	21	(40)
Corporate and Other	(103)	399	(421)

Consolidated income taxes	$3,668	(1,822)	(1,971)

Net Income (Loss) Attributable to ConocoPhillips
Alaska	$1,814	1,466	319
Lower 48	1,747	(2,371)	(2,257)
Canada	63	2,564	(935)
Europe and North Africa	1,866	553	394
Asia Pacific and Middle East	2,070	(1,098)	209
Other International	364	167	(16)
Corporate and Other	(1,667)	(2,136)	(1,329)

Consolidated net income (loss) attributable to ConocoPhillips	$6,257	(855)	(3,615)

Investments in and Advances to Affiliates
Alaska	$86	56	58
Lower 48	378	402	426
Canada	-	-	8,784
Europe and North Africa	55	55	62
Asia Pacific and Middle East	8,821	9,077	11,611
Other International	-	-	-
Corporate and Other	-	-	4

Consolidated investments in and advances to affiliates	$9,340	9,590	20,945

	Millions of Dollars

	2018	2017	2016

Total Assets
Alaska	$14,648	12,108	12,314
Lower 48	14,888	14,632	22,673
Canada	5,748	6,214	17,548
Europe and North Africa	9,883	11,870	11,727
Asia Pacific and Middle East	16,151	16,985	20,451
Other International	89	97	97
Corporate and Other	8,573	11,456	4,962

Consolidated total assets	$69,980	73,362	89,772

Capital Expenditures and Investments
Alaska	$1,298	815	883
Lower 48	3,184	2,136	1,262
Canada	477	202	698
Europe and North Africa	877	872	1,020
Asia Pacific and Middle East	718	482	838
Other International	6	21	104
Corporate and Other	190	63	64

Consolidated capital expenditures and investments	$6,750	4,591	4,869

Interest Income and Expense
Interest income
Corporate	$80	101	47
Lower 48	-	-	-
Europe and North Africa	2	2	2
Asia Pacific and Middle East	15	9	8
Other International	-	-	-

Interest and debt expense Corporate	$735	1,098	1,245

Sales and Other Operating Revenues by Product
Crude oil	$19,571	13,260	10,801
Natural gas	10,720	10,773	9,401
Natural gas liquids	1,114	1,102	837
Other*	5,012	3,971	2,654

Consolidated sales and other operating revenues by product	$36,417	29,106	23,693

*Includes LNG and bitumen.

Geographic Information

	Millions of Dollars

	Sales and Other Operating Revenues(1)			Long-Lived Assets(2)

	2018	2017	2016	2018	2017	2016

United States	$22,740	17,204	14,400	26,838	23,623	32,949
Australia(3)	1,798	1,448	1,353	9,301	9,657	12,259
Canada	2,024	2,619	1,974	5,333	5,613	16,846
China	836	712	551	1,380	1,275	1,372
Indonesia	886	757	938	669	758	856
Libya(4)	1,142	586	-	679	699	704
Malaysia	1,346	1,103	735	2,327	2,736	3,323
Norway	2,886	2,348	1,645	5,582	6,154	6,228
United Kingdom	2,606	2,248	1,816	1,583	3,335	3,209
Other foreign countries	153	81	281	1,346	1,423	1,530

Worldwide consolidated	$36,417	29,106	23,693	55,038	55,273	79,276

(1)Sales and other operating revenues are attributable to countries based on the location of the selling operation.

(2)Defined as net PP&E plus investments in and advances to affiliated companies.

(3)Includes amounts related to the joint petroleum development area with shared ownership held by Australia and Timor-Leste.

(4)Included in “Other foreign countries” in prior periods.

Note 26—New Accounting Standards

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

ASU No. 2016-02 was amended in January 2018 by the provisions of ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842” (ASU No. 2018-01), and in July 2018 by the provisions of ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (ASU No. 2018-10). In addition, ASU No. 2016-02 was further amended in July 2018 by the provisions of ASU No. 2018-11, “Targeted Improvements” (ASU No. 2018-11), and in December 2018 by the provisions of ASU No. 2018-20, “Narrow-Scope Improvements for Lessors” (ASU No. 2018-20).

ASU No. 2018-11 sets forth certain additional practical expedients for lessors and provides entities with an option to apply the provisions of ASU No. 2016-02, as amended, to leasing arrangements existing at or entered into after the ASU’s effective date of adoption (the “Optional Transition Method”). Entities that elect to utilize the Optional Transition Method would not apply the provisions of ASU No. 2016-02, as amended, to comparative periods presented in the financial statements.

We plan to adopt ASU No. 2016-02, as amended, effective January 1, 2019, utilizing the Optional Transition Method. Accordingly, the comparative periods presented in the financial statements prior to January 1, 2019, will be presented pursuant to the existing requirements of FASB ASC Topic 840 and not be adjusted upon the adoption of the ASU. We also expect to utilize the package of optional transition-related practical expedients set forth by ASU No. 2016-02, as amended, which permit entities to not reassess upon the adoption of the ASU certain historical conclusions regarding lease contract identification and classification, as well as the historical accounting treatment of initial direct costs (the “Package of Optional Practical Expedients”). For lease arrangements containing both lease and non-lease components, we will adopt the optional practical expedient to not separate lease components from non-lease components for all new or modified leases executed on or after the effective date of the ASU, subject to making any elections for leases after the effective date in new asset classes. Furthermore, we do not expect to record assets and liabilities on our consolidated balance sheet for new or existing lease arrangements with terms of 12 months or less.

The expected impact of the adoption of ASU No. 2016-02, as amended, relates primarily to our balance sheet, resulting from the initial recognition of lease liabilities and corresponding right-of-use assets for our existing population of operating leases, as well as enhanced disclosure of our leasing arrangements. We expect to recognize on our consolidated balance sheet approximately $1 billion of operating lease liabilities and corresponding right-of-use assets upon the adoption of ASU No. 2016-02, as amended. We have implemented a third-party lease accounting software solution to facilitate the ongoing accounting and financial reporting requirements of the ASU and also expect the adoption of the ASU to result in certain changes being made to our existing accounting policies and systems, business processes, and internal controls.

While our evaluation of ASU No. 2016-02, as amended, and related implementation activities approach completion, we continue to monitor proposals issued by the FASB to clarify the ASU.

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

Our proved reserves include estimated quantities related to production sharing contracts (PSCs), which are reported under the “economic interest” method, as well as variable-royalty regimes, and are subject to fluctuations in commodity prices, recoverable operating expenses and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices. For example, if prices increase, then our applicable reserve quantities would decline. At December 31, 2018, approximately 6 percent of our total proved reserves were under PSCs, located in our Asia Pacific/Middle East geographic reporting area, and 5 percent of our total proved reserves were under a variable-royalty regime, located in our Canada geographic reporting area.

Our reserves disclosures by geographic area include the United States, Canada, Europe (Norway and the United Kingdom), Asia Pacific/Middle East, and Africa.

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

During 2018, our processes and controls used to assess over 90 percent of proved reserves as of December 31, 2018, were reviewed by D&M. The purpose of their review was to assess whether the adequacy and effectiveness of our internal processes and controls used to determine estimates of proved reserves are in accordance with SEC regulations. In such review, ConocoPhillips’ technical staff presented D&M with an overview of the reserves data, as well as the methods and assumptions used in estimating reserves. The data presented included pertinent seismic information, geologic maps, well logs, production tests, material balance calculations, reservoir simulation models, well performance data, operating procedures and relevant economic criteria. Management’s intent in retaining D&M to review its processes and controls was to provide objective third-party input on these processes and controls. D&M’s opinion was the general processes and controls employed by ConocoPhillips in estimating its December 31, 2018, proved reserves for the properties reviewed are in accordance with the SEC reserves definitions. D&M’s report is included as Exhibit 99 of this Annual Report on Form 10-K.

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

Proved Reserves

Years Ended	Crude Oil
December 31	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total
Developed and Undeveloped
Consolidated operations
End of 2015	915	588	1,503	14	346	203	204	2,270
Revisions	(57)	(93)	(150)	3	-	6	-	(141)
Improved recovery	6	3	9	-	-	7	-	16
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	33	79	112	-	-	7	-	119
Production	(60)	(71)	(131)	(3)	(43)	(35)	(1)	(213)
Sales	-	-	-	(1)	-	(3)	-	(4)

End of 2016	837	506	1,343	13	303	185	203	2,047
Revisions	113	65	178	1	38	32	-	249
Improved recovery	6	-	6	-	-	-	-	6
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	41	210	251	-	-	2	-	253
Production	(60)	(64)	(124)	(1)	(45)	(34)	(7)	(211)
Sales	-	(10)	(10)	(12)	-	-	-	(22)

End of 2017	937	707	1,644	1	296	185	196	2,322
Revisions	72	(90)	(18)	2	24	6	5	19
Improved recovery	2	-	2	-	-	-	-	2
Purchases	233	1	234	-	-	-	-	234
Extensions and discoveries	48	179	227	2	2	1	-	232
Production	(59)	(82)	(141)	(1)	(40)	(33)	(13)	(228)
Sales	-	(12)	(12)	-	(36)	-	-	(48)

End of 2018	1,233	703	1,936	4	246	159	188	2,533

Equity affiliates
End of 2015	-	-	-	-	-	93	-	93
Revisions	-	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(5)	-	(5)
Sales	-	-	-	-	-	-	-	-

End of 2016	-	-	-	-	-	88	-	88
Revisions	-	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(5)	-	(5)
Sales	-	-	-	-	-	-	-	-

End of 2017	-	-	-	-	-	83	-	83
Revisions	-	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-	-
Production	-	-	-	-	-	(5)	-	(5)
Sales	-	-	-	-	-	-	-	-

End of 2018	-	-	-	-	-	78	-	78

Total company
End of 2015	915	588	1,503	14	346	296	204	2,363
End of 2016	837	506	1,343	13	303	273	203	2,135
End of 2017	937	707	1,644	1	296	268	196	2,405
End of 2018	1,233	703	1,936	4	246	237	188	2,611

Years Ended	Crude Oil
December 31	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total
Developed
Consolidated operations
End of 2015	819	283	1,102	13	200	139	204	1,658
End of 2016	747	256	1,003	13	184	106	203	1,509
End of 2017	828	315	1,143	1	190	121	196	1,651
End of 2018	1,058	346	1,404	2	192	113	185	1,896

Equity affiliates
End of 2015	-	-	-	-	-	93	-	93
End of 2016	-	-	-	-	-	88	-	88
End of 2017	-	-	-	-	-	83	-	83
End of 2018	-	-	-	-	-	78	-	78

Undeveloped
Consolidated operations
End of 2015	96	305	401	1	146	64	-	612
End of 2016	90	250	340	-	119	79	-	538
End of 2017	109	392	501	-	106	64	-	671
End of 2018	175	357	532	2	54	46	3	637

Equity affiliates
End of 2015	-	-	-	-	-	-	-	-
End of 2016	-	-	-	-	-	-	-	-
End of 2017	-	-	-	-	-	-	-	-
End of 2018	-	-	-	-	-	-	-	-

Notable changes in proved crude oil reserves in the three years ended December 31, 2018, included:

•

Revisions: In 2018, downward revisions in Lower 48 were primarily due to changes in development timing for specific well locations from the unconventional plays and are more than offset by increases in planned well locations in the unconventional plays in the extensions and discoveries category. Downward revisions in Lower 48 due to development timing were partially offset by higher prices. Revisions in Alaska, Europe and Asia Pacific/Middle East were primarily due to higher prices. In 2017, revisions in Alaska, Lower 48, Europe and Asia Pacific/Middle East were primarily due to higher prices. In 2016, revisions in Lower 48 and Alaska were primarily due to lower prices.

•	Purchases: In 2018, Alaska purchases were due to the Kuparuk Assets and Western North Slope acquisitions.

•

Extensions and discoveries: In 2018, extensions and discoveries in Lower 48 were primarily due to changes in the development strategy to add specific well locations from the unconventional plays. Extensions and discoveries in Alaska were driven by drilling success in Western North Slope. In 2017, extensions and discoveries in Lower 48 were primarily due to continued drilling success in the Permian Unconventional, Eagle Ford and Bakken. In 2016, extensions and discoveries in Alaska were primarily due to drilling success in the Western North Slope, and extensions and discoveries in Lower 48 were primarily due to continued drilling success in Eagle Ford and Bakken.

•

Sales: In 2018, Europe sales were due to the disposition of a subsidiary that held a 16.5 percent interest in the Clair Field in the United Kingdom. In 2017, Canada sales were due to the disposition of a majority of our western Canada assets.

Years Ended	Natural Gas Liquids
December 31	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Total
Developed and Undeveloped
Consolidated operations
End of 2015	114	321	435	45	20	8	508
Revisions	(3)	(29)	(32)	9	2	-	(21)
Improved recovery	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-
Extensions and discoveries	-	18	18	2	-	-	20
Production	(4)	(32)	(36)	(8)	(3)	(3)	(50)
Sales	-	-	-	-	-	-	-

End of 2016	107	278	385	48	19	5	457
Revisions	4	29	33	-	2	1	36
Improved recovery	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-
Extensions and discoveries	-	71	71	-	-	1	72
Production	(5)	(24)	(29)	(3)	(3)	(2)	(37)
Sales	-	(130)	(130)	(44)	-	-	(174)

End of 2017	106	224	330	1	18	5	354
Revisions	5	(25)	(20)	-	1	(1)	(20)
Improved recovery	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-
Extensions and discoveries	-	69	69	-	1	-	70
Production	(5)	(25)	(30)	-	(3)	(1)	(34)
Sales	-	(21)	(21)	-	-	-	(21)

End of 2018	106	222	328	1	17	3	349

Equity affiliates
End of 2015	-	-	-	-	-	50	50
Revisions	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-
Production	-	-	-	-	-	(3)	(3)
Sales	-	-	-	-	-	-	-

End of 2016	-	-	-	-	-	47	47
Revisions	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-
Production	-	-	-	-	-	(2)	(2)
Sales	-	-	-	-	-	-	-

End of 2017	-	-	-	-	-	45	45
Revisions	-	-	-	-	-	-	-
Improved recovery	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	-	-
Production	-	-	-	-	-	(3)	(3)
Sales	-	-	-	-	-	-	-

End of 2018	-	-	-	-	-	42	42

Total company
End of 2015	114	321	435	45	20	58	558
End of 2016	107	278	385	48	19	52	504
End of 2017	106	224	330	1	18	50	399
End of 2018	106	222	328	1	17	45	391

Years Ended	Natural Gas Liquids
December 31	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Total
Developed
Consolidated operations
End of 2015	114	235	349	45	16	8	418
End of 2016	107	209	316	47	15	5	383
End of 2017	106	101	207	1	16	2	226
End of 2018	106	97	203	-	15	3	221

Equity affiliates
End of 2015	-	-	-	-	-	50	50
End of 2016	-	-	-	-	-	47	47
End of 2017	-	-	-	-	-	45	45
End of 2018	-	-	-	-	-	42	42

Undeveloped
Consolidated operations
End of 2015	-	86	86	-	4	-	90
End of 2016	-	69	69	1	4	-	74
End of 2017	-	123	123	-	2	3	128
End of 2018	-	125	125	1	2	-	128

Equity affiliates
End of 2015	-	-	-	-	-	-	-
End of 2016	-	-	-	-	-	-	-
End of 2017	-	-	-	-	-	-	-
End of 2018	-	-	-	-	-	-	-

Notable changes in proved natural gas liquids reserves in the three years ended December 31, 2018, included:

•

Revisions: In 2018, downward revisions in Lower 48 were primarily due to changes in development timing for specific well locations from the unconventional plays and are more than offset by increases in planned well locations in the unconventional plays in the extensions and discoveries category. In 2017, revisions in Lower 48 were primarily due to higher prices.

•

Extensions and discoveries: In 2018, extensions and discoveries in Lower 48 were primarily due to changes in the development strategy to add specfic well locations from the unconventional plays. In 2017, extensions and discoveries in Lower 48 were primarily due to continued drilling success in the Permian Unconventional, Eagle Ford and Bakken.

•

Sales: In 2018, Lower 48 sales were primarily due to the disposition of our interests in the Barnett. In 2017, Lower 48 sales were due to the disposition of our interests in the San Juan Basin and Panhandle assets, while Canada sales were due to the disposition of a majority of our western Canada assets.

Years Ended	Natural Gas

December 31	Billions of Cubic Feet

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total

Developed and Undeveloped
Consolidated operations
End of 2015	2,347	5,171	7,518	1,107	1,359	1,713	227	11,924
Revisions	(105)	(124)	(229)	111	56	18	-	(44)
Improved recovery	-	-	-	-	-	1	-	1
Purchases	-	-	-	1	-	-	-	1
Extensions and discoveries	2	162	164	43	-	124	-	331
Production	(73)	(494)	(567)	(192)	(177)	(288)	-	(1,224)
Sales	(69)	(1)	(70)	(33)	-	(42)	-	(145)

End of 2016	2,102	4,714	6,816	1,037	1,238	1,526	227	10,844
Revisions	287	460	747	8	167	16	-	938
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	2	582	584	3	-	23	-	610
Production	(71)	(338)	(409)	(71)	(188)	(267)	(3)	(938)
Sales	-	(2,885)	(2,885)	(966)	-	-	-	(3,851)

End of 2017	2,320	2,533	4,853	11	1,217	1,298	224	7,603
Revisions	150	(283)	(133)	9	86	4	-	(34)
Improved recovery	-	-	-	-	-	-	-	-
Purchases	335	1	336	-	-	-	-	336
Extensions and discoveries	2	527	529	11	110	23	-	673
Production	(71)	(237)	(308)	(5)	(188)	(246)	(10)	(757)
Sales	-	(223)	(223)	-	(13)	-	-	(236)

End of 2018	2,736	2,318	5,054	26	1,212	1,079	214	7,585

Equity affiliates
End of 2015	-	-	-	-	-	5,269	-	5,269
Revisions	-	-	-	-	-	(676)	-	(676)
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	125	-	125
Production	-	-	-	-	-	(337)	-	(337)
Sales	-	-	-	-	-	-	-	-

End of 2016	-	-	-	-	-	4,381	-	4,381
Revisions	-	-	-	-	-	111	-	111
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	185	-	185
Production	-	-	-	-	-	(374)	-	(374)
Sales	-	-	-	-	-	-	-	-

End of 2017	-	-	-	-	-	4,303	-	4,303
Revisions	-	-	-	-	-	280	-	280
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	362	-	362
Production	-	-	-	-	-	(381)	-	(381)
Sales	-	-	-	-	-	-	-	-

End of 2018	-	-	-	-	-	4,564	-	4,564

Total company
End of 2015	2,347	5,171	7,518	1,107	1,359	6,982	227	17,193
End of 2016	2,102	4,714	6,816	1,037	1,238	5,907	227	15,225
End of 2017	2,320	2,533	4,853	11	1,217	5,601	224	11,906
End of 2018	2,736	2,318	5,054	26	1,212	5,643	214	12,149

Years Ended	Natural Gas
December 31	Billions of Cubic Feet
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total
Developed
Consolidated operations
End of 2015	2,313	4,458	6,771	1,101	1,088	1,421	227	10,608
End of 2016	2,094	4,199	6,293	1,031	998	1,188	227	9,737
End of 2017	2,310	1,597	3,907	11	997	945	224	6,084
End of 2018	2,720	1,427	4,147	17	1,052	758	214	6,188

Equity affiliates
End of 2015	-	-	-	-	-	4,482	-	4,482
End of 2016	-	-	-	-	-	4,110	-	4,110
End of 2017	-	-	-	-	-	4,044	-	4,044
End of 2018	-	-	-	-	-	4,059	-	4,059

Undeveloped
Consolidated operations
End of 2015	34	713	747	6	271	292	-	1,316
End of 2016	8	515	523	6	240	338	-	1,107
End of 2017	10	936	946	-	220	353	-	1,519
End of 2018	16	891	907	9	160	321	-	1,397

Equity affiliates
End of 2015	-	-	-	-	-	787	-	787
End of 2016	-	-	-	-	-	271	-	271
End of 2017	-	-	-	-	-	259	-	259
End of 2018	-	-	-	-	-	505	-	505

Natural gas production in the reserves table may differ from gas production (delivered for sale) in our statistics disclosure, primarily because the quantities above include gas consumed in production operations.

Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

Notable changes in proved natural gas reserves in the three years ended December 31, 2018, included:

•

Revisions: In 2018, downward revisions in Lower 48 were primarily due to changes in development timing for specific well locations from the unconventional plays and are more than offset by increases in planned well locations in the unconventional plays in the extensions and discoveries category. Downward revisions in Lower 48 due to development timing were partially offset by higher prices. Revisions in Alaska, Canada, Europe and our equity affiliates in Asia Pacific/Middle East were primarily due to higher prices. In 2017, revisions in Alaska, Lower 48 and Europe were primarily due to higher prices. In 2016, revisions in our equity affiliates in Asia Pacific/Middle East were primarily due to lower prices.

•	Purchases: In 2018, Alaska purchases were due to the Kuparuk Assets and Western North Slope acquisitions.

•

Extensions and discoveries: In 2018, extensions and discoveries in Lower 48 were primarily due to changes in the development strategy to add specific well locations from the unconventional plays. Extensions and discoveries in Canada, Europe and our equity affiliates in Asia Pacific/Middle East were primarily driven by ongoing drilling successes in Montney, Norway and APLNG, respectively. In 2017, extensions and discoveries in Lower 48 were primarily due to continued drilling success in the Delaware, Eagle Ford and Bakken.

•

Sales: In 2018, Lower 48 sales were primarily due to the disposition of our interest in Barnett. In 2017, Lower 48 sales were due to the disposition of our interests in the San Juan Basin and Panhandle assets, while Canada sales were due to the disposition of a majority of our western Canada assets.

Years Ended	Bitumen
December 31	Millions of Barrels
Canada
Developed and Undeveloped
Consolidated operations
End of 2015	687
Revisions	(515)
Improved recovery	-
Purchases	-
Extensions and discoveries	-
Production	(13)
Sales	-

End of 2016	159
Revisions	16
Improved recovery	-
Purchases	-
Extensions and discoveries	96
Production	(21)
Sales	-

End of 2017	250
Revisions	10
Improved recovery	-
Purchases	-
Extensions and discoveries	-
Production	(24)
Sales	-

End of 2018	236

Equity affiliates
End of 2015	1,706
Revisions	(573)
Improved recovery	-
Purchases	-
Extensions and discoveries	10
Production	(54)
Sales	-

End of 2016	1,089
Revisions	-
Improved recovery	-
Purchases	-
Extensions and discoveries	-
Production	(23)
Sales	(1,066)

End of 2017	-
Revisions	-
Improved recovery	-
Purchases	-
Extensions and discoveries	-
Production	-
Sales	-

End of 2018	-

Total company
End of 2015	2,393
End of 2016	1,248
End of 2017	250
End of 2018	236

Years Ended	Bitumen
December 31	Millions of Barrels
Canada
Developed
Consolidated operations
End of 2015	111
End of 2016	159
End of 2017	154
End of 2018	155

Equity affiliates
End of 2015	311
End of 2016	322
End of 2017	-
End of 2018	-

Undeveloped
Consolidated operations
End of 2015	576
End of 2016	-
End of 2017	96
End of 2018	81

Equity affiliates
End of 2015	1,395
End of 2016	767
End of 2017	-
End of 2018	-

Notable changes in proved bitumen reserves in the three years ended December 31, 2018, included:

•

Revisions: In 2018, revisions were primarily due to higher prices at Surmont. In 2017, revisions were primarily due to higher prices at Surmont. In 2016, for both our consolidated operations and equity affiliates revisions were primarily related to lower prices which resulted in reserve reductions at Surmont, Foster Creek, Christina Lake and Narrows Lake.

•

Extensions and discoveries: In 2017, extensions and discoveries were primarily due to higher prices at Surmont, which allowed undeveloped reserves previously de-booked due to low prices to be recognized.

•	Sales: In 2017, sales were due to the disposition of our 50 percent interest in the FCCL Partnership in Canada.

Years Ended	Total Proved Reserves

December 31	Millions of Barrels of Oil Equivalent

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total

Developed and Undeveloped
Consolidated operations
End of 2015	1,420	1,771	3,191	930	593	497	242	5,453
Revisions	(77)	(143)	(220)	(484)	11	9	-	(684)
Improved recovery	6	3	9	-	-	7	-	16
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	33	124	157	9	-	28	-	194
Production	(76)	(185)	(261)	(55)	(76)	(87)	(1)	(480)
Sales	(12)	-	(12)	(7)	-	(10)	-	(29)

End of 2016	1,294	1,570	2,864	393	528	444	241	4,470
Revisions	166	170	336	18	68	36	-	458
Improved recovery	6	-	6	-	-	-	-	6
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	41	378	419	97	-	7	-	523
Production	(77)	(144)	(221)	(37)	(79)	(81)	(8)	(426)
Sales	-	(621)	(621)	(217)	-	-	-	(838)

End of 2017	1,430	1,353	2,783	254	517	406	233	4,193
Revisions	102	(161)	(59)	12	40	5	6	4
Improved recovery	2	-	2	-	-	-	-	2
Purchases	289	1	290	-	-	-	-	290
Extensions and discoveries	48	335	383	4	21	6	-	414
Production	(76)	(146)	(222)	(25)	(75)	(75)	(15)	(412)
Sales	-	(70)	(70)	-	(38)	-	-	(108)

End of 2018	1,795	1,312	3,107	245	465	342	224	4,383

Equity affiliates
End of 2015	-	-	-	1,706	-	1,021	-	2,727
Revisions	-	-	-	(573)	-	(113)	-	(686)
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	10	-	21	-	31
Production	-	-	-	(54)	-	(64)	-	(118)
Sales	-	-	-	-	-	-	-	-

End of 2016	-	-	-	1,089	-	865	-	1,954
Revisions	-	-	-	-	-	18	-	18
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	31	-	31
Production	-	-	-	(23)	-	(69)	-	(92)
Sales	-	-	-	(1,066)	-	-	-	(1,066)

End of 2017	-	-	-	-	-	845	-	845
Revisions	-	-	-	-	-	46	-	46
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Extensions and discoveries	-	-	-	-	-	60	-	60
Production	-	-	-	-	-	(71)	-	(71)
Sales	-	-	-	-	-	-	-	-

End of 2018	-	-	-	-	-	880	-	880

Total company
End of 2015	1,420	1,771	3,191	2,636	593	1,518	242	8,180
End of 2016	1,294	1,570	2,864	1,482	528	1,309	241	6,424
End of 2017	1,430	1,353	2,783	254	517	1,251	233	5,038
End of 2018	1,795	1,312	3,107	245	465	1,222	224	5,263

Years Ended	Total Proved Reserves
December 31	Millions of Barrels of Oil Equivalent
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total
Developed
Consolidated operations
End of 2015	1,318	1,261	2,579	352	398	384	242	3,955
End of 2016	1,203	1,165	2,368	391	365	309	241	3,674
End of 2017	1,319	682	2,001	158	372	281	233	3,045
End of 2018	1,617	681	2,298	160	382	244	221	3,305

Equity affiliates
End of 2015	-	-	-	311	-	890	-	1,201
End of 2016	-	-	-	322	-	820	-	1,142
End of 2017	-	-	-	-	-	802	-	802
End of 2018	-	-	-	-	-	796	-	796

Undeveloped
Consolidated operations
End of 2015	102	510	612	578	195	113	-	1,498
End of 2016	91	405	496	2	163	135	-	796
End of 2017	111	671	782	96	145	125	-	1,148
End of 2018	178	631	809	85	83	98	3	1,078

Equity affiliates
End of 2015	-	-	-	1,395	-	131	-	1,526
End of 2016	-	-	-	767	-	45	-	812
End of 2017	-	-	-	-	-	43	-	43
End of 2018	-	-	-	-	-	84	-	84

Natural gas reserves are converted to barrels of oil equivalent (BOE) based on a 6:1 ratio: six thousand cubic feet of natural gas converts to one BOE.

Proved Undeveloped Reserves

We had 1,162 million BOE of proved undeveloped reserves at year-end 2018, compared with 1,191 million BOE at year-end 2017. The following table shows changes in total proved undeveloped reserves for 2018:

Proved Undeveloped Reserves

Millions of Barrels of Oil Equivalent

End of 2017	1,191
Transfers to proved developed	(270)
Revisions	(208)
Improved recovery	2
Purchases	43
Extensions and discoveries	445
Sales	(41)

End of 2018	1,162

Downward revisions were primarily in our Lower 48 segment and were mainly due to changes in development timing for specific well locations from the unconventional plays. These revisions were partially offset by higher prices in Lower 48 as well as Alaska, Europe and APME.

Extensions and discoveries were primarily in Lower 48 and were mainly due to changes in the development strategy to add specific well locations from the unconventional plays.

Purchases were due to the Kuparuk Assets and Western North Slope acquisitions in Alaska. Sales were primarily due to the disposition of a subsidiary that held a 16.5 percent interest in the Clair Field in the United Kingdom.

At December 31, 2018, our proved undeveloped reserves represented 22 percent of total proved reserves, compared with 24 percent at December 31, 2017. Costs incurred for the year ended December 31, 2018, relating to the development of proved undeveloped reserves were $4.6 billion. A portion of our costs incurred each year relates to development projects where the proved undeveloped reserves will be converted to proved developed reserves in future years.

At the end of 2018, approximately 90 percent of total proved undeveloped reserves are currently under development or scheduled for development within five years of initial disclosure. The remainder are to be developed as parts of major projects ongoing in our Europe and Asia Pacific/Middle East regions. All major development areas are currently producing and are expected to have proved undeveloped reserves convert to proved developed over time. Approximately 77 percent of our total proved undeveloped reserves at year-end 2018 are in North America, and all these reserve volumes are planned for development within five years of initial disclosure.

Results of Operations

The company’s results of operations from oil and gas activities for the years 2018, 2017 and 2016 are shown in the following tables. Non-oil and gas activities, such as pipeline and marine operations, liquefied natural gas (LNG) operations, crude oil and gas marketing activities, and the profit element of transportation operations in which we have an ownership interest are excluded. Additional information about selected line items within the results of operations tables is shown below:

•

Sales include sales to unaffiliated entities attributable primarily to the company’s net working interests and royalty interests. Sales are net of fees to transport our produced hydrocarbons beyond the production function to a final delivery point using transportation operations which are not consolidated.

•	Transportation costs reflect fees to transport our produced hydrocarbons beyond the production function to a final delivery point using transportation operations which are consolidated.

•	Other revenues include gains and losses from asset sales, certain amounts resulting from the purchase and sale of hydrocarbons, and other miscellaneous income.

•	Production costs include costs incurred to operate and maintain wells, related equipment and facilities used in the production of petroleum liquids and natural gas.

•	Taxes other than income taxes include production, property and other non-income taxes.

•	Depreciation of support equipment is reclassified as applicable.

•	Other related expenses include inventory fluctuations, foreign currency transaction gains and losses and other miscellaneous expenses.

Results of Operations

Year Ended	Millions of Dollars

December 31, 2018	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Consolidated operations
Sales	$4,816	6,573	11,389	582	4,449	3,177	950	-	20,547
Transfers	5	-	5	-	-	545	-	-	550
Transportation costs	(722)	-	(722)	-	-	(45)	-	-	(767)
Other revenues	335	213	548	164	737	6	110	432	1,997

Total revenues	4,434	6,786	11,220	746	5,186	3,683	1,060	432	22,327
Production costs excluding taxes	964	1,533	2,497	417	856	646	62	2	4,480
Taxes other than income taxes	357	432	789	21	33	95	3	-	941
Exploration expenses	59	176	235	21	57	43	(4)	20	372
Depreciation, depletion and amortization	616	2,279	2,895	313	1,070	1,186	33	-	5,497
Impairments	1	64	65	9	(78)	14	-	-	10
Other related expenses	16	63	79	56	(62)	(19)	1	(1)	54
Accretion	56	51	107	7	178	39	-	-	331

	2,365	2,188	4,553	(98)	3,132	1,679	965	411	10,642
Income tax provision (benefit)	419	466	885	(114)	1,354	683	926	(8)	3,726

Results of operations	$1,946	1,722	3,668	16	1,778	996	39	419	6,916

Equity affiliates
Sales	$-	-	-	-	-	758	-	-	758
Transfers	-	-	-	-	-	2,018	-	-	2,018
Transportation costs	-	-	-	-	-	-	-	-	-
Other revenues	-	-	-	-	-	(6)	-	-	(6)

Total revenues	-	-	-	-	-	2,770	-	-	2,770
Production costs excluding taxes	-	-	-	-	-	321	-	-	321
Taxes other than income taxes	-	-	-	-	-	804	-	-	804
Exploration expenses	-	-	-	-	-	-	-	-	-
Depreciation, depletion and amortization	-	-	-	-	-	640	-	-	640
Impairments	-	-	-	-	-	-	-	-	-
Other related expenses	-	-	-	-	-	(4)	-	-	(4)
Accretion	-	-	-	-	-	15	-	-	15

	-	-	-	-	-	994	-	-	994
Income tax provision (benefit)	-	-	-	-	-	103	-	-	103

Results of operations	$-	-	-	-	-	891	-	-	891

Year Ended	Millions of Dollars

December 31, 2017	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Consolidated operations
Sales	$3,542	4,557	8,099	705	3,527	2,752	487	-	15,570
Transfers	4	-	4	-	-	411	-	-	415
Transportation costs	(706)	-	(706)	-	-	(80)	-	-	(786)
Other revenues	14	28	42	2,158	68	11	48	322	2,649

Total revenues	2,854	4,585	7,439	2,863	3,595	3,094	535	322	17,848
Production costs excluding taxes	947	1,607	2,554	604	770	566	44	(1)	4,537
Taxes other than income taxes	275	318	593	33	32	39	2	-	699
Exploration expenses	83	584	667	22	45	97	61	45	937
Depreciation, depletion and amortization	730	2,685	3,415	438	1,234	1,283	16	-	6,386
Impairments	179	3,969	4,148	22	46	-	-	-	4,216
Other related expenses	(7)	62	55	7	57	60	6	-	185
Accretion	52	63	115	16	172	37	-	-	340

	595	(4,703)	(4,108)	1,721	1,239	1,012	406	278	548
Income tax provision (benefit)	(669)	(2,401)	(3,070)	(651)	702	363	428	11	(2,217)

Results of operations	$1,264	(2,302)	(1,038)	2,372	537	649	(22)	267	2,765

Equity affiliates
Sales	$-	-	-	528	-	563	-	-	1,091
Transfers	-	-	-	-	-	1,398	-	-	1,398
Transportation costs	-	-	-	-	-	-	-	-	-
Other revenues	-	-	-	5	-	-	-	-	5

Total revenues	-	-	-	533	-	1,961	-	-	2,494
Production costs excluding taxes	-	-	-	174	-	363	-	-	537
Taxes other than income taxes	-	-	-	7	-	604	-	-	611
Exploration expenses	-	-	-	1	-	1,699	-	-	1,700
Depreciation, depletion and amortization	-	-	-	150	-	617	-	-	767
Impairments	-	-	-	-	-	1,717	-	-	1,717
Other related expenses	-	-	-	4	-	22	-	19	45
Accretion	-	-	-	2	-	11	-	-	13

	-	-	-	195	-	(3,072)	-	(19)	(2,896)
Income tax provision (benefit)	-	-	-	26	-	(998)	-	13	(959)

Results of operations	$-	-	-	169	-	(2,074)	-	(32)	(1,937)

Production costs excluding taxes have been revised to exclude the non-service components of pension related net periodic costs to conform to the current year’s presentation.

Year Ended	Millions of Dollars

December 31, 2016	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

Consolidated operations
Sales	$2,793	4,117	6,910	661	2,678	2,350	-	-	12,599
Transfers	8	-	8	-	-	347	-	-	355
Transportation costs	(676)	-	(676)	-	-	(40)	-	-	(716)
Other revenues	375	111	486	48	(34)	(25)	147	9	631

Total revenues	2,500	4,228	6,728	709	2,644	2,632	147	9	12,869
Production costs excluding taxes	996	1,852	2,848	781	786	626	23	(2)	5,062
Taxes other than income taxes	231	308	539	55	31	30	1	-	656
Exploration expenses	45	1,227	1,272	332	90	38	138	41	1,911
Depreciation, depletion and amortization	738	4,167	4,905	881	1,390	1,402	2	-	8,580
Impairments	1	148	149	88	(161)	44	-	-	120
Other related expenses	52	70	122	(51)	(77)	(13)	4	4	(11)
Accretion	52	72	124	32	210	35	-	-	401

	385	(3,616)	(3,231)	(1,409)	375	470	(21)	(34)	(3,850)
Income tax provision (benefit)	(7)	(1,307)	(1,314)	(406)	3	250	(72)	(13)	(1,552)

Results of operations	$392	(2,309)	(1,917)	(1,003)	372	220	51	(21)	(2,298)

Equity affiliates
Sales	$-	-	-	860	-	449	-	-	1,309
Transfers	-	-	-	-	-	825	-	-	825
Transportation costs	-	-	-	-	-	-	-	-	-
Other revenues	-	-	-	-	-	(2)	-	-	(2)

Total revenues	-	-	-	860	-	1,272	-	-	2,132
Production costs excluding taxes	-	-	-	431	-	256	-	-	687
Taxes other than income taxes	-	-	-	15	-	476	-	-	491
Exploration expenses	-	-	-	6	-	-	-	-	6
Depreciation, depletion and amortization	-	-	-	309	-	548	-	-	857
Impairments	-	-	-	9	-	-	-	-	9
Other related expenses	-	-	-	(7)	-	8	-	24	25
Accretion	-	-	-	8	-	7	-	-	15

	-	-	-	89	-	(23)	-	(24)	42
Income tax provision (benefit)	-	-	-	24	-	(201)	-	-	(177)

Results of operations	$-	-	-	65	-	178	-	(24)	219

Production costs excluding taxes have been revised to exclude the non-service components of pension related net periodic costs to conform to the current year’s presentation.

Statistics

Net Production	2018	2017	2016

	Thousands of Barrels Daily

Crude Oil
Consolidated operations
Alaska	171	167	163
Lower 48	229	180	195

United States	400	347	358
Canada	1	3	7
Europe	113	122	120
Asia Pacific/Middle East	89	93	97
Africa	36	20	2

Total consolidated operations	639	585	584

Equity affiliates
Asia Pacific/Middle East	14	14	14
Other areas	-	-	-

Total equity affiliates	14	14	14

Total company	653	599	598

Natural Gas Liquids
Consolidated operations
Alaska	14	14	12
Lower 48	69	69	88

United States	83	83	100
Canada	1	9	23
Europe	8	8	7
Asia Pacific/Middle East	3	4	7

Total consolidated operations	95	104	137

Equity affiliates—Asia Pacific/Middle East	7	7	8

Total company	102	111	145

Bitumen
Consolidated operations—Canada	66	59	35
Equity affiliates—Canada	-	63	148

Total company	66	122	183

Natural Gas	Millions of Cubic Feet Daily

Consolidated operations
Alaska	6	7	25
Lower 48	596	898	1,219

United States	602	905	1,244
Canada	12	187	524
Europe	475	476	459
Asia Pacific/Middle East	626	687	730
Africa	28	8	1

Total consolidated operations	1,743	2,263	2,958

Equity affiliates—Asia Pacific/Middle East	1,031	1,007	899

Total company	2,774	3,270	3,857

Average Sales Prices	2018	2017	2016

Crude Oil Per Barrel
Consolidated operations
Alaska	$60.23	42.69	31.68
Lower 48	62.99	47.36	37.49
United States	61.75	45.01	34.70
Canada	48.73	43.69	35.25
Europe	70.98	54.04	43.66
Asia Pacific/Middle East	70.93	54.38	42.23
Africa	69.83	55.11	-
Total international	70.67	54.16	42.76
Total consolidated operations	65.01	48.70	37.67
Equity affiliates
Asia Pacific/Middle East	72.49	54.76	44.11
Total equity affiliates	72.49	54.76	44.11
Total operations	65.17	48.84	37.82

Natural Gas Liquids Per Barrel
Consolidated operations
Lower 48	$27.30	22.20	14.34
United States	27.30	22.20	14.34
Canada	43.70	21.51	14.82
Europe	36.87	34.07	22.62
Asia Pacific/Middle East	47.20	41.37	29.00
Total international	40.00	30.34	19.06
Total consolidated operations	29.03	24.21	15.72
Equity affiliates—Asia Pacific/Middle East	45.69	38.74	31.13
Total operations	30.48	25.22	16.68

Bitumen Per Barrel
Consolidated operations—Canada	$22.29	21.43	12.91
Equity affiliates—Canada	-	23.83	15.80

Natural Gas Per Thousand Cubic Feet
Consolidated operations
Alaska	$2.48	2.72	5.22
Lower 48	2.82	2.73	2.20
United States	2.82	2.73	2.24
Canada	1.00	1.93	1.49
Europe	7.79	5.72	4.71
Asia Pacific/Middle East	5.95	4.66	4.15
Africa	4.84	3.53	-
Total international	6.64	4.64	3.49
Total consolidated operations	5.33	3.87	2.97
Equity affiliates—Asia Pacific/Middle East	6.06	4.27	2.97
Total operations	5.60	4.00	2.97

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

	2018	2017	2016
Average Production Costs Per Barrel of Oil Equivalent*
Consolidated operations
Alaska	$14.20	14.26	15.20
Lower 48	10.58	11.03	10.41
United States	11.73	12.04	11.70
Canada	16.32	16.22	14.04
Europe	11.73	10.09	10.58
Asia Pacific/Middle East	9.03	7.31	7.57
Africa	4.14	5.74	31.42
Total international	10.72	9.99	10.38
Total consolidated operations	11.26	11.05	11.08
Equity affiliates
Canada	-	7.57	7.96
Asia Pacific/Middle East	4.56	5.26	4.04
Other areas	-	-	-
Total equity affiliates	4.56	5.84	5.85

Average Production Costs Per Barrel—Bitumen
Consolidated operations—Canada	$13.59	14.63	24.59
Equity affiliates—Canada	-	18.74	7.96

Taxes Other Than Income Taxes Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$5.26	4.14	3.53
Lower 48	2.98	2.18	1.73
United States	3.71	2.80	2.21
Canada	0.82	0.89	0.99
Europe	0.45	0.42	0.42
Asia Pacific/Middle East	1.33	0.50	0.36
Africa	0.20	0.26	1.37
Total international	0.82	0.53	0.55
Total consolidated operations	2.37	1.70	1.44
Equity affiliates
Canada	-	0.30	0.28
Asia Pacific/Middle East	11.41	8.76	7.52
Other areas	-	-	-
Total equity affiliates	11.41	6.64	4.18

Depreciation, Depletion and Amortization Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$9.07	10.99	11.26
Lower 48	15.73	18.44	23.43
United States	13.60	16.10	20.15
Canada	12.25	11.76	15.84
Europe	14.66	16.18	18.71
Asia Pacific/Middle East	16.58	16.58	16.95
Africa	2.21	2.09	2.73
Total international	14.06	14.96	17.22
Total consolidated operations	13.82	15.55	18.78
Equity affiliates
Canada	-	6.52	5.70
Asia Pacific/Middle East	9.09	8.94	8.65
Other areas	-	-	-
Total equity affiliates	9.09	8.34	7.29

*Includes bitumen.

Development and Exploration Activities

The following two tables summarize our net interest in productive and dry exploratory and development wells in the years ended December 31, 2018, 2017 and 2016. A “development well” is a well drilled within the proved area of a reservoir to the depth of a stratigraphic horizon known to be productive. An “exploratory well” is a well drilled to find and produce crude oil or natural gas in an unknown field or a new reservoir within a proven field. Exploratory wells also include wells drilled in areas near or offsetting current production, or in areas where well density or production history have not achieved statistical certainty of results. Excluded from the exploratory well count are stratigraphic-type exploratory wells, primarily relating to oil sands delineation wells located in Canada and coalbed methane test wells located in Asia Pacific/Middle East.

Net Wells Completed	Productive			Dry

	2018	2017	2016	2018	2017	2016

Exploratory
Consolidated operations
Alaska	6	-	2	-	-	1
Lower 48	45	13	8	1	3	1

United States	51	13	10	1	3	2
Canada	2	13	8	-	-	1
Europe	*	*	*	*	*	1
Asia Pacific/Middle East	2	1	1	-	1	-
Africa	-	-	1	*	-	-
Other areas	-	-	-	-	1	-

Total consolidated operations	55	27	20	1	5	4

Equity affiliates
Asia Pacific/Middle East	6	14	20	-	-	-

Total equity affiliates	6	14	20	-	-	-

Development
Consolidated operations
Alaska	11	9	9	-	-	-
Lower 48	254	161	119	-	-	-

United States	265	170	128	-	-	-
Canada	1	13	47	-	-	2
Europe	9	7	7	-	-	-
Asia Pacific/Middle East	12	8	6	-	-	-
Africa	1	-	-	-	-	-
Other areas	-	-	-	-	-	-

Total consolidated operations	288	198	188	-	-	2

Equity affiliates
Canada	-	19	48	-	-	-
Asia Pacific/Middle East	75	84	108	-	-	-
Other areas	-	-	-	-	-	-

Total equity affiliates	75	103	156	-	-	-

*Our total proportionate interest was less than one.

The table below represents the status of our wells drilling at December 31, 2018, and includes wells in the process of drilling or in active completion. It also represents gross and net productive wells, including producing wells and wells capable of production at December 31, 2018.

Wells at December 31, 2018			Productive*

	In Progress		Oil		Gas

	Gross	Net	Gross	Net	Gross	Net

Consolidated operations
Alaska	5	5	1,692	1,012	-	-
Lower 48	330	177	9,749	4,507	4,339	1,647

United States	335	182	11,441	5,519	4,339	1,647
Canada	15	14	183	92	33	29
Europe	15	2	497	86	155	52
Asia Pacific/Middle East	9	4	386	161	58	29
Africa	8	1	830	135	9	2

Total consolidated operations	382	203	13,337	5,993	4,594	1,759

Equity affiliates
Asia Pacific/Middle East	328	79	-	-	3,950	987

Total equity affiliates	328	79	-	-	3,950	987

*Includes 18 gross and 6 net multiple completion wells.

Acreage at December 31, 2018	Thousands of Acres

	Developed		Undeveloped

	Gross	Net	Gross	Net

Consolidated operations
Alaska	675	464	1,408	1,255
Lower 48	2,429	1,962	10,322	8,378

United States	3,104	2,426	11,730	9,633
Canada	200	119	3,267	1,793
Europe	787	231	2,730	807
Asia Pacific/Middle East	1,597	742	12,065	6,806
Africa	358	58	12,545	2,049
Other areas	-	-	560	323

Total consolidated operations	6,046	3,576	42,897	21,411

Equity affiliates
Asia Pacific/Middle East	947	219	4,198	969

Total equity affiliates	947	219	4,198	969

Costs Incurred

Year Ended	Millions of Dollars

December 31	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	*	Africa	Other Areas	Total

2018
Consolidated operations
Unproved property acquisition	$119	126	245	126	-	-		-	-	371
Proved property acquisition	2,227	16	2,243	6	-	-		-	-	2,249

	2,346	142	2,488	132	-	-		-	-	2,620
Exploration	203	500	703	90	65	82		(6)	41	975
Development	718	2,715	3,433	301	703	773		16	-	5,226

	$3,267	3,357	6,624	523	768	855		10	41	8,821

Equity affiliates
Unproved property acquisition	$-	-	-	-	-	-		-	-	-
Proved property acquisition	-	-	-	-	-	-		-	-	-

	-	-	-	-	-	-		-	-	-
Exploration	-	-	-	-	-	22		-	-	22
Development	-	-	-	-	-	206		-	-	206

	$-	-	-	-	-	228		-	-	228

2017
Consolidated operations
Unproved property acquisition	$18	267	285	76	-	15		-	-	376
Proved property acquisition	-	35	35	-	-	-		-	-	35

	18	302	320	76	-	15		-	-	411
Exploration	74	399	473	56	52	139		61	42	823
Development	736	1,559	2,295	102	784	388		10	-	3,579

	$828	2,260	3,088	234	836	542		71	42	4,813

Equity affiliates
Unproved property acquisition	$-	-	-	-	-	-		-	-	-
Proved property acquisition	-	-	-	-	-	-		-	-	-

	-	-	-	-	-	-		-	-	-
Exploration	-	-	-	6	-	38		-	-	44
Development	-	-	-	150	-	403		-	-	553

	$-	-	-	156	-	441		-	-	597

2016
Consolidated operations
Unproved property acquisition	$-	127	127	59	-	-		-	-	186
Proved property acquisition	-	5	5	19	-	-		-	-	24

	-	132	132	78	-	-		-	-	210
Exploration	110	656	766	286	65	52		215	67	1,451
Development	720	782	1,502	209	62	387		6	-	2,166

	$830	1,570	2,400	573	127	439		221	67	3,827

Equity affiliates
Unproved property acquisition	$-	-	-	-	-	2		-	-	2
Proved property acquisition	-	-	-	-	-	-		-	-	-

	-	-	-	-	-	2		-	-	2
Exploration	-	-	-	15	-	19		-	-	34
Development	-	-	-	367	-	320		-	-	687

	$-	-	-	382	-	341		-	-	723

* Certain amounts in Asia Pacific/Middle East equity affiliates have been revised in 2016 to reflect additional abandonment obligations.

Capitalized Costs

At December 31	Millions of Dollars

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total

2018
Consolidated operations
Proved property	$20,154	35,269	55,423	5,946	23,520	14,866	902	-	100,657
Unproved property	1,184	1,125	2,309	1,083	188	874	119	89	4,662

	21,338	36,394	57,732	7,029	23,708	15,740	1,021	89	105,319
Accumulated depreciation, depletion and amortization	9,055	23,999	33,054	1,692	16,591	9,974	342	9	61,662

	$12,283	12,395	24,678	5,337	7,117	5,766	679	80	43,657

Equity affiliates
Proved property	$-	-	-	-	-	9,990	-	-	9,990
Unproved property	-	-	-	-	-	2,162	-	-	2,162

	-	-	-	-	-	12,152	-	-	12,152
Accumulated depreciation, depletion and amortization	-	-	-	-	-	5,960	-	-	5,960

	$-	-	-	-	-	6,192	-	-	6,192

2017
Consolidated operations
Proved property	$18,149	35,332	53,481	6,217	27,221	14,236	889	-	102,044
Unproved property	1,068	1,137	2,205	985	290	822	122	67	4,491

	19,217	36,469	55,686	7,202	27,511	15,058	1,011	67	106,535
Accumulated depreciation, depletion and amortization	9,497	24,211	33,708	1,582	18,068	8,916	312	9	62,595

	$9,720	12,258	21,978	5,620	9,443	6,142	699	58	43,940

Equity affiliates
Proved property	$-	-	-	-	-	9,750	-	-	9,750
Unproved property	-	-	-	-	-	2,215	-	-	2,215

	-	-	-	-	-	11,965	-	-	11,965
Accumulated depreciation, depletion and amortization	-	-	-	-	-	5,342	-	-	5,342

	$-	-	-	-	-	6,623	-	-	6,623

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

Discounted Future Net Cash Flows

	Millions of Dollars

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total

2018
Consolidated operations
Future cash inflows	$82,072	56,922	138,994	6,039	26,989	16,368	16,434	204,824
Less:
Future production costs	42,755	21,363	64,118	4,099	8,567	5,705	1,336	83,825
Future development costs	10,053	12,136	22,189	606	7,608	1,995	507	32,905
Future income tax provisions	5,538	4,418	9,956	-	7,102	2,873	13,492	33,423

Future net cash flows	23,726	19,005	42,731	1,334	3,712	5,795	1,099	54,671
10 percent annual discount	10,349	6,461	16,810	426	371	1,132	498	19,237

Discounted future net cash flows	$13,377	12,544	25,921	908	3,341	4,663	601	35,434

Equity affiliates
Future cash inflows	$-	-	-	-	-	33,606	-	33,606
Less:
Future production costs	-	-	-	-	-	16,449	-	16,449
Future development costs	-	-	-	-	-	1,228	-	1,228
Future income tax provisions	-	-	-	-	-	3,147	-	3,147

Future net cash flows	-	-	-	-	-	12,782	-	12,782
10 percent annual discount	-	-	-	-	-	4,853	-	4,853

Discounted future net cash flows	$-	-	-	-	-	7,929	-	7,929

Total company
Discounted future net cash flows	$13,377	12,544	25,921	908	3,341	12,592	601	43,363

	Millions of Dollars

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total

2017
Consolidated operations
Future cash inflows	$44,969	44,556	89,525	5,479	23,137	15,207	13,181	146,529
Less:
Future production costs	29,524	18,947	48,471	4,417	8,128	5,398	1,401	67,815
Future development costs	7,255	10,881	18,136	696	8,758	2,511	537	30,638
Future income tax provisions (benefit)	53	2,375	2,428	-	3,333	2,459	10,356	18,576

Future net cash flows	8,137	12,353	20,490	366	2,918	4,839	887	29,500
10 percent annual discount	2,712	4,358	7,070	78	289	1,032	422	8,891

Discounted future net cash flows	$5,425	7,995	13,420	288	2,629	3,807	465	20,609

Equity affiliates
Future cash inflows	$-	-	-	-	-	23,222	-	23,222
Less:
Future production costs	-	-	-	-	-	12,984	-	12,984
Future development costs	-	-	-	-	-	1,444	-	1,444
Future income tax provisions	-	-	-	-	-	2,083	-	2,083

Future net cash flows	-	-	-	-	-	6,711	-	6,711
10 percent annual discount	-	-	-	-	-	2,316	-	2,316

Discounted future net cash flows	$-	-	-	-	-	4,395	-	4,395

Total company
Discounted future net cash flows	$5,425	7,995	13,420	288	2,629	8,202	465	25,004

	Millions of Dollars

	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total

2016
Consolidated operations
Future cash inflows	$29,697	31,963	61,660	4,739	18,533	12,770	10,715	108,417
Less:
Future production costs	24,965	16,936	41,901	5,103	7,469	5,288	1,420	61,181
Future development costs	7,961	8,932	16,893	1,586	9,949	2,777	537	31,742
Future income tax provisions	-	744	744	-	(325)	1,563	7,885	9,867

Future net cash flows	(3,229)	5,351	2,122	(1,950)	1,440	3,142	873	5,627
10 percent annual discount	(3,143)	976	(2,167)	(1,297)	(2)	572	370	(2,524)

Discounted future net cash flows	$(86)	4,375	4,289	(653)	1,442	2,570	503	8,151

Equity affiliates
Future cash inflows	$-	-	-	15,139	-	17,829	-	32,968
Less:
Future production costs	-	-	-	8,514	-	10,620	-	19,134
Future development costs	-	-	-	4,993	-	980	-	5,973
Future income tax provisions	-	-	-	164	-	1,309	-	1,473

Future net cash flows	-	-	-	1,468	-	4,920	-	6,388
10 percent annual discount	-	-	-	540	-	1,911	-	2,451

Discounted future net cash flows	$-	-	-	928	-	3,009	-	3,937

Total company
Discounted future net cash flows	$(86)	4,375	4,289	275	1,442	5,579	503	12,088

Sources of Change in Discounted Future Net Cash Flows

	Millions of Dollars

	Consolidated Operations			Equity Affiliates			Total Company

	2018	2017	2016	2018	2017	2016	2018	2017	2016

Discounted future net cash flows at the beginning of the year	$20,609	8,151	16,562	4,395	3,937	9,027	25,004	12,088	25,589

Changes during the year
Revenues less production costs for the year	(14,909)	(9,844)	(6,313)	(1,651)	(1,341)	(956)	(16,560)	(11,185)	(7,269)
Net change in prices and production costs	25,391	19,310	(16,476)	4,559	2,750	(9,317)	29,950	22,060	(25,793)
Extensions, discoveries and improved recovery, less estimated future costs	4,574	1,445	1,358	382	(4)	(77)	4,956	1,441	1,281
Development costs for the year	5,197	3,653	3,118	271	426	722	5,468	4,079	3,840
Changes in estimated future development costs	(1,141)	1,225	6,646	14	(64)	2,435	(1,127)	1,161	9,081
Purchases of reserves in place, less estimated future costs	3,033	-	2	-	-	-	3,033	-	2
Sales of reserves in place, less estimated future costs	(1,531)	(855)	(123)	-	(786)	-	(1,531)	(1,641)	(123)
Revisions of previous quantity estimates	(365)	2,300	(3,252)	62	(648)	(436)	(303)	1,652	(3,688)
Accretion of discount	3,055	1,313	2,540	485	413	1,058	3,540	1,726	3,598
Net change in income taxes	(8,479)	(6,089)	4,089	(588)	(288)	1,481	(9,067)	(6,377)	5,570

Total changes	14,825	12,458	(8,411)	3,534	458	(5,090)	18,359	12,916	(13,501)

Discounted future net cash flows at year end	$35,434	20,609	8,151	7,929	4,395	3,937	43,363	25,004	12,088

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

•	The accretion of discount is 10 percent of the prior year’s discounted future cash inflows, less future production and development costs.

•	The net change in income taxes is the annual change in the discounted future income tax provisions.

Selected Quarterly Financial Data (Unaudited)

	Millions of Dollars				Per Share of Common Stock
	Sales and Other Operating Revenues	Income (Loss) Before Income Taxes	Net Income (Loss)	Net Income (Loss) Attributable to ConocoPhillips	Net Income (Loss) Attributable to ConocoPhillips
					Basic	Diluted

2018
First	$8,798	1,776	900	888	0.75	0.75
Second	8,504	2,619	1,654	1,640	1.40	1.39
Third	9,449	2,906	1,873	1,861	1.60	1.59
Fourth	9,666	2,672	1,878	1,868	1.62	1.61

2017
First	$7,518	(232)	599	586	0.47	0.47
Second	6,781	(4,361)	(3,426)	(3,440)	(2.78)	(2.78)
Third	6,688	653	436	420	0.35	0.34
Fourth	8,119	1,325	1,598	1,579	1.32	1.32

For additional information on the commodity price environment, see the Business Environment and Executive Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Supplementary Information—Condensed Consolidating Financial Information

We have various cross guarantees among ConocoPhillips, ConocoPhillips Company and Burlington Resources LLC, with respect to publicly held debt securities. ConocoPhillips Company is 100 percent owned by ConocoPhillips. Burlington Resources LLC is 100 percent owned by ConocoPhillips Company. ConocoPhillips and/or ConocoPhillips Company have fully and unconditionally guaranteed the payment obligations of Burlington Resources LLC, with respect to its publicly held debt securities. Similarly, ConocoPhillips has fully and unconditionally guaranteed the payment obligations of ConocoPhillips Company with respect to its publicly held debt securities. In addition, ConocoPhillips Company has fully and unconditionally guaranteed the payment obligations of ConocoPhillips with respect to its publicly held debt securities. All guarantees are joint and several. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•	ConocoPhillips, ConocoPhillips Company and Burlington Resources LLC (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).
•	All other nonguarantor subsidiaries of ConocoPhillips.
•	The consolidating adjustments necessary to present ConocoPhillips’ results on a consolidated basis.

In December 2018, ConocoPhillips Canada Funding Company I’s guaranteed, publicly held debt securities were assumed by Burlington Resources LLC. The assumption did not significantly change the nature of the outstanding debt or the terms of the parental guarantees, which remain full and unconditional, as well as joint and several. The assumption did not impact our consolidated financial position, results of operations or cash flows. Financial information for ConocoPhillips Canada Funding Company I is presented in the “All Other Subsidiaries” column of our condensed consolidating financial information. The prior year comparative periods have been restated to reflect the current period condensed consolidating financial information presentation.

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

In 2017, ConocoPhillips Company received a $9.8 billion return of capital and a $1.4 billion loan repayment from nonguarantor subsidiaries to settle certain accumulated intercompany balances. These transactions had no impact on our consolidated financial statements.

In 2017, ConocoPhillips received a $7.8 billion return of capital and a $0.2 billion return of earnings from ConocoPhillips Company to settle certain accumulated intercompany balances. These transactions had no impact on our consolidated financial statements.

In 2018, ConocoPhillips Company received a $4.8 billion return of earnings and a $2.4 billion loan repayment from nonguarantor subsidiaries to settle certain accumulated intercompany balances. These transactions had no impact on our consolidated financial statements.

In 2018, ConocoPhillips received a $3.5 billion return of capital and a $1.0 billion return of earnings from ConocoPhillips Company to settle certain accumulated intercompany balances. These transactions had no impact on our consolidated financial statements.

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars

	Year Ended December 31, 2018

Income Statement	ConocoPhillips	ConocoPhillips Company	Burlington Resources LLC	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	16,113	-	20,304	-	36,417
Equity in earnings of affiliates	6,503	8,142	1,953	1,072	(16,596)	1,074
Gain on dispositions	-	239	-	824	-	1,063
Other income (loss)	-	(384)	-	557	-	173
Intercompany revenues	35	162	43	5,627	(5,867)	-

Total Revenues and Other Income	6,538	24,272	1,996	28,384	(22,463)	38,727

Costs and Expenses
Purchased commodities	-	14,591	-	5,131	(5,428)	14,294
Production and operating expenses	-	1,023	4	4,245	(59)	5,213
Selling, general and administrative expenses	8	289	-	109	(5)	401
Exploration expenses	-	170	-	199	-	369
Depreciation, depletion and amortization	-	584	-	5,372	-	5,956
Impairments	-	(10)	-	37	-	27
Taxes other than income taxes	-	143	-	905	-	1,048
Accretion on discounted liabilities	-	17	-	336	-	353
Interest and debt expense	295	613	46	156	(375)	735
Foreign currency transaction (gains) losses	46	(12)	116	(167)	-	(17)
Other expenses	-	349	6	20	-	375

Total Costs and Expenses	349	17,757	172	16,343	(5,867)	28,754

Income before income taxes	6,189	6,515	1,824	12,041	(16,596)	9,973
Income tax provision (benefit)	(68)	12	(41)	3,765	-	3,668

Net income	6,257	6,503	1,865	8,276	(16,596)	6,305
Less: net income attributable to noncontrolling interests	-	-	-	(48)	-	(48)

Net Income Attributable to ConocoPhillips	$6,257	6,503	1,865	8,228	(16,596)	6,257

Comprehensive Income Attributable to ConocoPhillips	$5,654	5,900	1,364	7,961	(15,225)	5,654

Income Statement	Year Ended December 31, 2017*

Revenues and Other Income
Sales and other operating revenues	$-	12,433	-	16,673	-	29,106
Equity in earnings (losses) of affiliates	(454)	2,047	886	770	(2,477)	772
Gain on dispositions	-	916	-	1,261	-	2,177
Other income	2	35	-	492	-	529
Intercompany revenues	48	291	13	3,369	(3,721)	-

Total Revenues and Other Income	(404)	15,722	899	22,565	(6,198)	32,584

Costs and Expenses
Purchased commodities	-	11,145	-	4,580	(3,250)	12,475
Production and operating expenses	-	813	-	4,366	(17)	5,162
Selling, general and administrative expenses	9	342	-	82	(6)	427
Exploration expenses	-	542	-	392	-	934
Depreciation, depletion and amortization	-	855	-	5,990	-	6,845
Impairments	-	1,159	-	5,442	-	6,601
Taxes other than income taxes	-	140	1	668	-	809
Accretion on discounted liabilities	-	32	-	330	-	362
Interest and debt expense	420	664	52	410	(448)	1,098
Foreign currency transaction (gains) losses	(43)	11	(137)	204	-	35
Other expenses	267	190	-	(6)	-	451

Total Costs and Expenses	653	15,893	(84)	22,458	(3,721)	35,199

Income (Loss) before income taxes	(1,057)	(171)	983	107	(2,477)	(2,615)
Income tax provision (benefit)	(202)	283	(337)	(1,566)	-	(1,822)

Net income (loss)	(855)	(454)	1,320	1,673	(2,477)	(793)
Less: net income attributable to noncontrolling interests	-	-	-	(62)	-	(62)

Net Income (Loss) Attributable to ConocoPhillips	$(855)	(454)	1,320	1,611	(2,477)	(855)

Comprehensive Income (Loss) Attributable to ConocoPhillips	$(180)	221	1,672	2,275	(4,168)	(180)

*Certain amounts have been reclassified to conform to the current-period presentation resulting from the adoption of ASU No. 2017-07. See Note 2—Changes in Accounting Principles, for additional information.

See Notes to Consolidated Financial Statements.

	Millions of Dollars

	Year Ended December 31, 2016*

Income Statement	ConocoPhillips	ConocoPhillips Company	Burlington Resources LLC	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	10,352	-	13,341	-	23,693
Equity in earnings (losses) of affiliates	(3,351)	(1,051)	(2,270)	61	6,663	52
Gain on dispositions	-	120	-	240	-	360
Other income (loss)	1	(11)	-	265	-	255
Intercompany revenues	88	277	21	2,995	(3,381)	-

Total Revenues and Other Income	(3,262)	9,687	(2,249)	16,902	3,282	24,360

Costs and Expenses
Purchased commodities	-	9,144	-	3,562	(2,712)	9,994
Production and operating expenses	-	754	1	5,130	(242)	5,643
Selling, general and administrative expenses	8	331	-	140	(6)	473
Exploration expenses	-	1,229	-	683	-	1,912
Depreciation, depletion and amortization	-	1,178	-	7,884	-	9,062
Impairments	-	67	-	72	-	139
Taxes other than income taxes	-	162	-	577	-	739
Accretion on discounted liabilities	-	46	-	379	-	425
Interest and debt expense	506	622	37	501	(421)	1,245
Foreign currency transaction (gains) losses	(19)	2	(110)	108	-	(19)
Other expenses	-	277	-	-	-	277

Total Costs and Expenses	495	13,812	(72)	19,036	(3,381)	29,890

Loss before income taxes	(3,757)	(4,125)	(2,177)	(2,134)	6,663	(5,530)
Income tax benefit	(142)	(774)	(92)	(963)	-	(1,971)

Net loss	(3,615)	(3,351)	(2,085)	(1,171)	6,663	(3,559)
Less: net income attributable to noncontrolling interests	-	-	-	(56)	-	(56)

Net Loss Attributable to ConocoPhillips	$(3,615)	(3,351)	(2,085)	(1,227)	6,663	(3,615)

Comprehensive Loss Attributable to ConocoPhillips	$(3,561)	(3,297)	(1,641)	(1,149)	6,087	(3,561)

*Certain amounts have been reclassified to conform to the current-period presentation resulting from the adoption of ASU No. 2017-07. See Note 2—Changes in Accounting Principles, for additional information.

See Notes to Consolidated Financial Statements.

	Millions of Dollars

	At December 31, 2018

Balance Sheet	ConocoPhillips	ConocoPhillips Company	Burlington Resources LLC	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents	$-	1,428	-	4,487	-	5,915
Short-term investments	-	-	-	248	-	248
Accounts and notes receivable	28	5,646	78	6,707	(8,392)	4,067
Investment in Cenovus Energy	-	1,462	-	-	-	1,462
Inventories	-	184	-	823	-	1,007
Prepaid expenses and other current assets	1	267	-	307	-	575

Total Current Assets	29	8,987	78	12,572	(8,392)	13,274
Investments, loans and long-term receivables*	29,942	47,062	15,199	16,926	(99,465)	9,664
Net properties, plants and equipment	-	4,367	-	41,796	(465)	45,698
Other assets	4	642	227	1,269	(798)	1,344

Total Assets	$29,975	61,058	15,504	72,563	(109,120)	69,980

Liabilities and Stockholders’ Equity
Accounts payable	$-	5,098	76	7,113	(8,392)	3,895
Short-term debt	(3)	12	13	99	(9)	112
Accrued income and other taxes	-	85	-	1,235	-	1,320
Employee benefit obligations	-	638	-	171	-	809
Other accruals	85	587	35	552	-	1,259

Total Current Liabilities	82	6,420	124	9,170	(8,401)	7,395
Long-term debt	3,791	7,151	2,143	2,249	(478)	14,856
Asset retirement obligations and accrued environmental costs	-	415	-	7,273	-	7,688
Deferred income taxes	-	-	-	5,819	(798)	5,021
Employee benefit obligations	-	1,340	-	424	-	1,764
Other liabilities and deferred credits*	725	9,277	839	8,126	(17,775)	1,192

Total Liabilities	4,598	24,603	3,106	33,061	(27,452)	37,916
Retained earnings	27,512	18,511	1,113	9,764	(22,890)	34,010
Other common stockholders’ equity	(2,135)	17,944	11,285	29,613	(58,778)	(2,071)
Noncontrolling interests	-	-	-	125	-	125

Total Liabilities and Stockholders’ Equity	$29,975	61,058	15,504	72,563	(109,120)	69,980

Balance Sheet	At December 31, 2017

Assets
Cash and cash equivalents	$-	234	3	6,088	-	6,325
Short-term investments	-	-	-	1,873	-	1,873
Accounts and notes receivable	24	2,214	294	4,910	(3,122)	4,320
Investment in Cenovus Energy	-	1,899	-	-	-	1,899
Inventories	-	163	-	897	-	1,060
Prepaid expenses and other current assets	1	277	24	763	(30)	1,035

Total Current Assets	25	4,787	321	14,531	(3,152)	16,512
Investments, loans and long-term receivables*	29,400	47,974	12,273	14,547	(94,134)	10,060
Net properties, plants and equipment	-	4,230	-	41,930	(477)	45,683
Other assets	15	1,146	672	1,043	(1,769)	1,107

Total Assets	$29,440	58,137	13,266	72,051	(99,532)	73,362

Liabilities and Stockholders’ Equity
Accounts payable	$-	3,094	264	3,794	(3,122)	4,030
Short-term debt	(5)	2,505	7	77	(9)	2,575
Accrued income and other taxes	-	65	-	973	-	1,038
Employee benefit obligations	-	554	-	171	-	725
Other accruals	85	314	17	642	(29)	1,029

Total Current Liabilities	80	6,532	288	5,657	(3,160)	9,397
Long-term debt	3,787	9,321	500	3,998	(478)	17,128
Asset retirement obligations and accrued environmental costs	-	432	-	7,199	-	7,631
Deferred income taxes	-	-	-	6,490	(1,208)	5,282
Employee benefit obligations	-	1,335	-	519	-	1,854
Other liabilities and deferred credits*	1,528	5,229	1,446	10,135	(17,069)	1,269

Total Liabilities	5,395	22,849	2,234	33,998	(21,915)	42,561
Retained earnings	22,892	13,342	(753)	7,669	(13,759)	29,391
Other common stockholders’ equity	1,153	21,946	11,785	30,190	(63,858)	1,216
Noncontrolling interests	-	-	-	194	-	194

Total Liabilities and Stockholders’ Equity	$29,440	58,137	13,266	72,051	(99,532)	73,362

*Includes intercompany loans.

	Millions of Dollars

Statement of Cash Flows	Year Ended December 31, 2018

	ConocoPhillips	ConocoPhillips Company	Burlington Resources LLC	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$4,317	4,183	2,764	14,132	(12,462)	12,934

Cash Flows From Investing Activities
Capital expenditures and investments	-	(980)	(603)	(5,777)	610	(6,750)
Working capital changes associated with investing activities	-	(110)	-	42	-	(68)
Proceeds from asset dispositions	-	502	-	705	(125)	1,082
Net sales of short-term investments	-	-	-	1,620	-	1,620
Long-term advances/loans—related parties	-	(126)	(173)	(10)	309	-
Collection of advances/loans—related parties	589	3,432	212	129	(4,243)	119
Intercompany cash management	(803)	3,504	(2,150)	(551)	-	-
Other	-	151	-	3	-	154

Net Cash Provided by (Used in) Investing Activities	(214)	6,373	(2,714)	(3,839)	(3,449)	(3,843)

Cash Flows From Financing Activities
Issuance of debt	-	10	-	299	(309)	-
Repayment of debt	-	(4,865)	(53)	(4,320)	4,243	(4,995)
Issuance of company common stock	254	-	-	-	(133)	121
Repurchase of company common stock	(2,999)	-	-	-	-	(2,999)
Dividends paid	(1,363)	(1,043)	-	(6,057)	7,100	(1,363)
Other	5	(3,468)	-	(1,670)	5,010	(123)

Net Cash Used in Financing Activities	(4,103)	(9,366)	(53)	(11,748)	15,911	(9,359)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	-	4	-	(121)	-	(117)

Net Change in Cash, Cash Equivalents and Restricted Cash	-	1,194	(3)	(1,576)	-	(385)
Cash, cash equivalents and restricted cash at beginning of period*	-	234	3	6,299	-	6,536

Cash, Cash Equivalents and Restricted Cash at End of Period	$-	1,428	-	4,723	-	6,151

Statement of Cash Flows	Year Ended December 31, 2017

Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$71	1,183	2,971	5,904	(3,052)	7,077

Cash Flows From Investing Activities
Capital expenditures and investments	-	(1,663)	(4,351)	(3,795)	5,218	(4,591)
Working capital changes associated with investing activities	-	194	-	(62)	-	132
Proceeds from asset dispositions	7,765	11,146	12,178	12,796	(30,025)	13,860
Net purchases of short-term investments	-	-	-	(1,790)	-	(1,790)
Long-term advances/loans—related parties	-	(214)	(65)	(20)	299	-
Collection of advances/loans—related parties	658	1,527	389	2,196	(4,655)	115
Intercompany cash management	1,151	101	(1,341)	89	-	-
Other	-	(8)	-	44	-	36

Net Cash Provided by Investing Activities	9,574	11,083	6,810	9,458	(29,163)	7,762

Cash Flows From Financing Activities
Issuance of debt	-	20	-	279	(299)	-
Repayment of debt	(5,459)	(4,411)	-	(2,661)	4,655	(7,876)
Issuance of company common stock	115	-	-	-	(178)	(63)
Repurchase of company common stock	(3,000)	-	-	-	-	(3,000)
Dividends paid	(1,305)	(235)	-	(2,995)	3,230	(1,305)
Other	4	(7,765)	(9,781)	(7,377)	24,807	(112)

Net Cash Used in Financing Activities	(9,645)	(12,391)	(9,781)	(12,754)	32,215	(12,356)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	1	(2)	233	-	232

Net Change in Cash and Cash Equivalents	-	(124)	(2)	2,841	-	2,715
Cash and cash equivalents at beginning of period	-	358	5	3,247	-	3,610

Cash and Cash Equivalents at End of Period	$-	234	3	6,088	-	6,325

*Restated to include $211 million of restricted cash at January 1, 2018. See Note 2—Changes in Accounting Principles for additional information relating to the adoption of ASU No. 2016-18.

Restricted cash totaling $236 million is included in the “Other assets” line of our Consolidated Balance Sheet as of December 31, 2018.

	Millions of Dollars

Statement of Cash Flows	Year Ended December 31, 2016

	ConocoPhillips	ConocoPhillips Company	Burlington Resources LLC	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(306)	(322)	799	5,902	(1,670)	4,403

Cash Flows From Investing Activities
Capital expenditures and investments	-	(989)	(1,714)	(4,281)	2,115	(4,869)
Working capital changes associated with investing activities	-	(126)	-	(205)	-	(331)
Proceeds from asset dispositions	2,300	266	-	1,114	(2,394)	1,286
Net purchases of short-term investments	-	-	-	(51)	-	(51)
Long-term advances/loans—related parties	-	(812)	-	-	812	-
Collection of advances/loans—related parties	-	391	-	272	(555)	108
Intercompany cash management	(2,214)	1,433	912	(131)	-	-
Other	-	1	-	(3)	-	(2)

Net Cash Provided by (Used in) Investing Activities	86	164	(802)	(3,285)	(22)	(3,859)

Cash Flows From Financing Activities
Issuance of debt	1,600	2,994	-	812	(812)	4,594
Repayment of debt	(150)	(164)	-	(2,492)	555	(2,251)
Issuance of company common stock	148	-	-	-	(211)	(63)
Repurchase of company common stock	(126)	-	-	-	-	(126)
Dividends paid	(1,253)	-	-	(1,881)	1,881	(1,253)
Other	1	(2,315)	-	1,898	279	(137)

Net Cash Provided by (Used in) Financing Activities	220	515	-	(1,663)	1,692	764

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	(3)	2	(65)	-	(66)

Net Change in Cash and Cash Equivalents	-	354	(1)	889	-	1,242
Cash and cash equivalents at beginning of period	-	4	6	2,358	-	2,368

Cash and Cash Equivalents at End of Period	$-	358	5	3,247	-	3,610

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2018, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively as of December 31, 2018.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 82 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

This report is included in Item 8 on page 84 and is incorporated herein by reference.

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

All other information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2019, and is incorporated herein by reference.*

Item 11.	EXECUTIVE COMPENSATION

Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2019, and is incorporated herein by reference.*

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2019, and is incorporated herein by reference.*

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2019, and is incorporated herein by reference.*

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2019, and is incorporated herein by reference.*

*Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2019 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    1.     Financial Statements and Supplementary Data

The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 81, are filed as part of this annual report.

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts, appears below. All other schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.

3.	Exhibits

The exhibits listed in the Index to Exhibits, which appears on pages 190 through 199, are filed as part of this annual report.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (Consolidated)

ConocoPhillips

	Millions of Dollars
Description	Balance at January 1	Charged to Expense	Other(a)	Deductions		Balance at December 31

2018
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable	$4	23	-	(2	)(b)	25
Deferred tax asset valuation allowance	1,254	2,067	(8)	(273)		3,040
Included in other liabilities:
Restructuring accruals	53	70	(2)	(73	)(c)	48

2017
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable	$5	2	-	(3	)(b)	4
Deferred tax asset valuation allowance	675	560	19	-		1,254
Included in other liabilities:
Restructuring accruals	80	65	1	(93	)(c)	53

2016
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable	$7	3	(1)	(4	)(b)	5
Deferred tax asset valuation allowance	734	(31)	(12)	(16)		675
Included in other liabilities:
Restructuring accruals	156	129	1	(206	)(c)	80

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

10.1	1986 Stock Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.11 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.2	1990 Stock Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.12 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

Exhibit Number	Description

10.3	Annual Incentive Compensation Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.13 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.4	Incentive Compensation Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10(g) to the Annual Report of ConocoPhillips Company on Form 10-K for the year ended December 31, 1999; File No. 001-00720).

10.5	Amendment and Restatement of ConocoPhillips Supplemental Executive Retirement Plan, dated April 19, 2012 (incorporated by reference to Exhibit 10.14 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.6	Non-Employee Director Retirement Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.18 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.7	Omnibus Securities Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.19 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.8	Key Employee Missed Credited Service Retirement Plan of ConocoPhillips (incorporated by reference to Exhibit 10.10 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.9	Phillips Petroleum Company Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.22 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.10.1	Amendment and Restatement of ConocoPhillips Key Employee Supplemental Retirement Plan, dated April 19, 2012 (incorporated by reference to Exhibit 10.13 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.10.2	First Amendment to the ConocoPhillips Key Employee Supplemental Retirement Plan, dated July 20, 2015 (incorporated by reference to Exhibit 10.10.2 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.10.3	Second Amendment to the ConocoPhillips Key Employee Supplemental Retirement Plan, dated March 14, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2016; File No. 001-32395).

10.10.4	Eighth Amendment to Retirement Plan as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2018; File No. 001-32395).

10.11.1	Amendment and Restatement of Defined Contribution Make-Up Plan of ConocoPhillips—Title I, dated April 19, 2012 (incorporated by reference to Exhibit 10.11.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.11.2	Amendment and Restatement of Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated April 19, 2012 (incorporated by reference to Exhibit 10.11.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.11.3	First Amendment to the Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated October 11, 2012 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30, 2012; File No. 001-32395).

Exhibit Number	Description

10.11.4	Second Amendment to the Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated December 17, 2015 (incorporated by reference to Exhibit 10.11.4 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.12	2002 Omnibus Securities Plan of Phillips Petroleum Company (incorporated by reference to Exhibit 10.26 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.13	Amendment and Restatement of 1998 Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.27 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.14	Amendment and Restatement of 1998 Key Employee Stock Performance Plan of ConocoPhillips (incorporated by reference to Exhibit 10.28 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.15	Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips (incorporated by reference to Exhibit 10.17 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2005; File No. 001-32395).

10.17.1	Rabbi Trust Agreement dated December 17, 1999 (incorporated by reference to Exhibit 10.11 of the Annual Report of ConocoPhillips Holding Company on Form 10-K for the year ended December 31, 1999; File No. 001-14521).

10.17.2	Amendment to Rabbi Trust Agreement dated February 25, 2002 (incorporated by reference to Exhibit 10.39.1 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2002; File No. 000-49987).

10.17.3	Phillips Petroleum Company Grantor Trust Agreement, dated June 1, 1998 (incorporated by reference to Exhibit 10.17.3 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.17.4	First Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated May 3, 1999 (incorporated by reference to Exhibit 10.17.4 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.17.5	Second Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated January 15, 2002 (incorporated by reference to Exhibit 10.17.5 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.17.6	Third Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated October 5, 2006 (incorporated by reference to Exhibit 10.17.6 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.17.7	Fourth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust Agreement, dated May 1, 2012 (incorporated by reference to Exhibit 10.17.7 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.17.8	Fifth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust Agreement, dated May 20, 2015 (incorporated by reference to Exhibit 10.17.8 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

Exhibit Number	Description

10.18.1	ConocoPhillips Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10.40 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2003; File No. 000-49987).

10.18.2	First and Second Amendments to the ConocoPhillips Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarterly period ended June 30, 2008; File No. 001-32395).

10.19	ConocoPhillips Matching Gift Plan for Directors and Executives (incorporated by reference to Exhibit 10.41 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2003; File No. 000-49987).

10.20.1	Amendment and Restatement of Key Employee Deferred Compensation Plan of ConocoPhillips—Title I, dated April 19, 2012 (incorporated by reference to Exhibit 10.12.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.20.2	Amendment and Restatement of Key Employee Deferred Compensation Plan of ConocoPhillips—Title II, dated April 19, 2012 (incorporated by reference to Exhibit 10.12.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.20.3	First Amendment to the Key Employee Deferred Compensation Plan of ConocoPhillips—Title II (incorporated by reference to Exhibit 10.20.3 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2010; File No. 001-32395).

10.20.4	Second Amendment to the Key Employee Deferred Compensation Plan of ConocoPhillips—Title II (incorporated by reference to Exhibit 10.20.4 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2010; File No. 001-32395).

10.20.5	Amendment and Restatement of Key Employee Deferred Compensation Plan of ConocoPhillips—Title II, 2013 Restatement dated November 17, 2014 (Amended and Restated effective as of January 1, 2013) (incorporated by reference to Exhibit 10.20.5 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2014; File No. 001-32395).

10.21	Amendment and Restatement of ConocoPhillips Key Employee Change in Control Severance Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.21 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2013; File No. 001-32395).

10.22	ConocoPhillips Executive Severance Plan (incorporated by reference to Exhibit 10.23 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.23.1	2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix C of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2004 Annual Meeting of Shareholders; File No. 000-49987).

10.23.2	Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights Program under the 2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.26 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008;
File No. 001-32395).

Exhibit Number	Description

10.23.3	Form of Performance Share Unit Award Agreement under the Performance Share Program under the 2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.27 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-32395).

10.24	Omnibus Amendments to certain ConocoPhillips employee benefit plans, adopted December 7, 2007 (incorporated by reference to Exhibit 10.30 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2007; File No. 001-32395).

10.25	2009 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix A of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2009 Annual Meeting of Shareholders; File No. 001-32395).

10.26.1	2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix A of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2011 Annual Meeting of Shareholders; File No. 001-32395).

10.26.2	Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, effective February 9, 2012 (incorporated by reference to Exhibit 10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2012; File No. 001-32395).

10.26.5	Form of Restricted Stock Award Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated September 18, 2012 (incorporated by reference to Exhibit 10.26.5 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.6	Form of Performance Share Unit Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.6 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.7	Form of Performance Share Unit Agreement—Canada under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.7 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.8	Form of Restricted Stock Award Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.8 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.9	Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013 (incorporated by reference to Exhibit 10.26.9 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.26.10	Form of Make-up Grant Award Agreement under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2013; File No. 001-32395).

Exhibit Number	Description

10.26.11	Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.12	Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016 (incorporated by reference to Exhibit 10.26.12 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.26.13	Form of Key Employee Award Agreement, as part of the ConocoPhillips Restricted Stock Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.14	Form of Key Employee Award Agreement, as part of the ConocoPhillips Restricted Stock Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016 (incorporated by reference to Exhibit 10.26.14 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.26.15	Form of Performance Period IX Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.3 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.16	Form of Performance Period IX Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.4 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.17	Form of Performance Period X Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.5 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.18	Form of Performance Period X Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.6 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.19	Form of Performance Period XII Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.9 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

Exhibit Number	Description

10.26.20	Form of Performance Period XII Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.21	Form of Performance Period XIV Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016 (incorporated by reference to Exhibit 10.26.23 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.26.22	Form of Performance Period XIV Award Agreement—Canada, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016 (incorporated by reference to Exhibit 10.26.24 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.26.23	Form of Inducement Grant Award Agreement under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated March 31, 2014 (incorporated by reference to Exhibit 10.11 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.26.24	Form of Performance Share Unit Award Terms and Conditions for Performance Period 18, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2018 (incorporated by reference to Exhibit 10.26.24 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2017; File No. 001-32395).

10.26.25	Form of Performance Share Unit Award Terms and Conditions for Performance Period 18 for eligible employees on the Canada payroll, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2018 (incorporated by reference to Exhibit 10.26.25 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2017; File No. 001-32395).

10.27.1	2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.1 to the Current Report of ConocoPhillips on Form 8-K filed on May 14, 2014; File No. 001-32395).

10.27.3	Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Targeted Variable Long Term Incentive Program, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated September 3, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30, 2015; File No. 001-32395).

10.27.4	Form of Retention Award Terms and Conditions, as part of the Restricted Stock Unit Award, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2015; File No. 001-32395).

10.27.5	Form of Non-Employee Director Restricted Stock Units Terms and Conditions, as part of the Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15, 2016 (incorporated by reference to Exhibit 10.3 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2016; File No. 001-32395).

Exhibit Number	Description

10.27.6	Form of Non-Employee Director Restricted Stock Units Terms and Conditions – Canadian Non-Employee Directors, as part of the Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15, 2016 (incorporated by reference to Exhibit 10.4 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2016; File No. 001-32395).

10.27.7	Form of Non-Employee Director Restricted Stock Units Terms and Conditions – Norwegian Non-Employee Directors, as part of the Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15, 2016 (incorporated by reference to Exhibit 10.5 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2016; File No. 001-32395).

10.27.8	Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Stock Option Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 14, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2017; File No. 001-32395).

10.27.9	Form of Performance Share Unit Award Terms and Conditions for Performance Period 17, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 14, 2017 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2017; File No. 001-32395).

10.27.10	Form of Performance Share Unit Award Terms and Conditions for Performance Period 17 for eligible employees on the Canada payroll, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 14, 2017 (incorporated by reference to Exhibit 10.3 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2017; File No. 001-32395).

10.27.11	Form of Key Employee Award Terms and Conditions as part of the ConocoPhillips Restricted Stock Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 14, 2017 (incorporated by reference to Exhibit 10.4 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2017; File No. 001-32395).

10.27.12	Form of Key Employee Award Terms and Conditions as part of the ConocoPhillips Executive Restricted Stock Unit Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2018 (incorporated by reference to Exhibit 10.27.12 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2017; File No. 001-32395).

10.27.13	Form of Key Employee Award Terms and Conditions for eligible employees on the Canada payroll, as part of the ConocoPhillips Executive Restricted Stock Unit Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2018 (incorporated by reference to Exhibit 10.27.13 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2017; File No. 001-32395).

10.27.14	Form of Key Employee Award Terms and Conditions as part of the ConocoPhillips Restricted Stock Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2018 (incorporated by reference to Exhibit 10.27.14 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2017; File No. 001-32395).

10.27.15	Form of Retention Award Terms and Conditions, 2017 revision, as part of the Restricted Stock Unit Award, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.27.15 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2017; File No. 001-32395).

Exhibit Number	Description

10.27.16*

Form of Key Employee Award Terms and Conditions as part of the ConocoPhillips Restricted Stock Unit Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 14, 2019.

10.28	Amendment and Restatement of Annex to Nonqualified Deferred Compensation Arrangements of ConocoPhillips, dated April 19, 2012 (incorporated by reference to Exhibit 10.8 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.29	Amendment, Change of Sponsorship, and Restatement of Certain Nonqualified Deferred Compensation Plans of ConocoPhillips, dated April 19, 2012 (incorporated by reference to Exhibit 10.10 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.30	Amendment and Restatement of the Burlington Resources Inc. Management Supplemental Benefits Plan, dated April 19, 2012 (incorporated by reference to Exhibit 10.9 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.31	Amendment and Restatement of Deferred Compensation Trust Agreement for Non-Employee Directors of Phillips Petroleum Company, dated June 23, 1995 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2016; File No. 001-32395).

10.32	Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.33	Intellectual Property Assignment and License Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.34	Tax Sharing Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.3 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.35	Employee Matters Agreement between ConocoPhillips and Phillips 66, dated April 12, 2012 (incorporated by reference to Exhibit 10.4 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.36	Transition Services Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012 (incorporated by reference to Exhibit 10.5 to the Current Report of ConocoPhillips on Form 8-K filed on May 1, 2012; File No. 001-32395).

10.37	ConocoPhillips Clawback Policy dated October 3, 2012 (incorporated by reference to Exhibit 10.3 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30, 2012; File No. 001-32395).

10.38	Term Loan Agreement, between ConocoPhillips, as borrower, ConocoPhillips Company, as guarantor, Toronto Dominion (Texas) LLC, as administrative agent and the banks party thereto, with TD Securities (USA) LLC, as lead arranger and bookrunner, dated March 18, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report of ConocoPhillips on Form 8-K filed on March 21, 2016; File No. 001-32395).

10.39*	Company Retirement Contribution Make-up Plan of ConocoPhillips, dated December 28, 2018.

21*	List of Subsidiaries of ConocoPhillips.

23.1*	Consent of Ernst & Young LLP.

Exhibit Number	Description

23.2*	Consent of DeGolyer and MacNaughton.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

99*	Report of DeGolyer and MacNaughton.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

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

CONOCOPHILLIPS

February 19, 2019	/s/ Ryan M. Lance
Ryan M. Lance Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 19, 2019, on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors.

Signature	Title

/s/ Ryan M. Lance	Chairman of the Board of Directors
Ryan M. Lance	and Chief Executive Officer
(Principal executive officer)

/s/ Don E. Wallette, Jr.	Executive Vice President and
Don E. Wallette, Jr.	Chief Financial Officer
(Principal financial officer)

/s/ Catherine A. Brooks	Vice President and Controller
Catherine A. Brooks	(Principal accounting officer)

/s/ Charles E. Bunch	Director
Charles E. Bunch

/s/ Caroline M. Devine	Director
Caroline M. Devine

/s/ Gay Huey Evans	Director
Gay Huey Evans

/s/ John V. Faraci	Director
John V. Faraci

/s/ Jody Freeman	Director
Jody Freeman

/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres

/s/ William H. McRaven	Director
William H. McRaven

/s/ Sharmila Mulligan	Director
Sharmila Mulligan

/s/ Arjun N. Murti	Director
Arjun N. Murti

/s/ Robert A. Niblock	Director
Robert A. Niblock

/s/ Harald J. Norvik	Director
Harald J. Norvik