Form 10-Q
period 2019-03-31
CONOCOPHILLIPS
filed 2019-05-02
CIK 1163165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 Par Value	COP	New York Stock Exchange
7% Debentures due 2029	CUSIP-718507BK1	New York Stock Exchange

The registrant had 1,130,175,935 shares of common stock, $.01 par value, outstanding at March 31, 2019.

CONOCOPHILLIPS

COMMONLY USED ABBREVIATIONS

The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies
$	U.S. dollar
CAD	Canadian dollar
GBP	British pound

Units of Measurement
BOE	barrels of oil equivalent
MBD	thousands of barrels per day
MCF	thousand cubic feet
MMBOE	million barrels of oil equivalent
MBOED	thousands of barrels of oil equivalent per day
MMBTU	million British thermal units
MMCFD	million cubic feet per day

Industry
CBM	coalbed methane
E&P	exploration and production
FEED	front-end engineering and design
FPS	floating production system
FPSO	floating production, storage and offloading
JOA	joint operating agreement
LNG	liquefied natural gas
NGL or NGLs	natural gas liquids
OPEC	Organization of Petroleum Exporting Countries
PSC	production sharing contract
PUD or PUDs	proved undeveloped reserves
SAGD	steam-assisted gravity drainage
WCS	Western Canada Select
WTI	West Texas Intermediate

Accounting
ARO	asset retirement obligation
ASC	accounting standards codification
ASU	accounting standards update
DD&A	depreciation, depletion and amortization
FASB	Financial Accounting Standards Board
FIFO	first-in, first-out
G&A	general and administrative
GAAP	generally accepted accounting principles
LIFO	last-in, first-out
NPNS	normal purchase normal sale
PP&E	properties, plants and equipment
SAB	staff accounting bulletin
VIE or VIEs	variable interest entity

Miscellaneous
EPA	Environmental Protection Agency
EU	European Union
FERC	Federal Energy Regulatory Commission
GHG	greenhouse gas
HSE	health, safety and environment
ICC	International Chamber of Commerce
ICSID	World Bank’s International Centre for Settlement of Investment Disputes
IRS	Internal Revenue Service
OTC	over-the-counter
SEC	U.S. Securities and Exchange Commission
TSR	total shareholder return
U.K.	United Kingdom
U.S.	United States of America

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Revenues and Other Income
Sales and other operating revenues	$9,150	8,798
Equity in earnings of affiliates	188	208
Gain on dispositions	17	7
Other income (loss)	702	(52)

Total Revenues and Other Income	10,057	8,961

Costs and Expenses
Purchased commodities	3,675	3,714
Production and operating expenses	1,271	1,171
Selling, general and administrative expenses	153	99
Exploration expenses	110	95
Depreciation, depletion and amortization	1,546	1,412
Impairments	1	12
Taxes other than income taxes	275	183
Accretion on discounted liabilities	86	88
Interest and debt expense	233	184
Foreign currency transaction losses	12	30
Other expenses	8	197

Total Costs and Expenses	7,370	7,185

Income before income taxes	2,687	1,776
Income tax provision	841	876

Net income	1,846	900
Less: net income attributable to noncontrolling interests	(13)	(12)

Net Income Attributable to ConocoPhillips	$1,833	888

Net Income Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$1.61	0.75
Diluted	1.60	0.75

Average Common Shares Outstanding (in thousands)
Basic	1,139,463	1,179,792
Diluted	1,146,515	1,186,454

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Net Income	$1,846	900
Other comprehensive income
Defined benefit plans
Reclassification adjustment for amortization of prior service credit included in net income	(8)	(10)
Reclassification adjustment for amortization of net actuarial losses included in net income	26	24
Income taxes on defined benefit plans	(5)	(3)

Defined benefit plans, net of tax	13	11

Foreign currency translation adjustments	175	78
Income taxes on foreign currency translation adjustments	1	—

Foreign currency translation adjustments, net of tax	176	78

Other Comprehensive Income, Net of Tax	189	89

Comprehensive Income	2,035	989
Less: comprehensive income attributable to noncontrolling interests	(13)	(12)

Comprehensive Income Attributable to ConocoPhillips	$2,022	977

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	March 31	December 31
	2019	2018

Assets
Cash and cash equivalents	$6,218	5,915
Short-term investments	249	248
Accounts and notes receivable (net of allowance of $11 million in 2019 and $25 million in 2018)	3,701	3,920
Accounts and notes receivable—related parties	168	147
Investment in Cenovus Energy	1,805	1,462
Inventories	1,014	1,007
Prepaid expenses and other current assets	528	575

Total Current Assets	13,683	13,274
Investments and long-term receivables	9,302	9,329
Loans and advances—related parties	268	335
Net properties, plants and equipment (net of accumulated depreciation, depletion and amortization of $66,969 million in 2019 and $64,899 million in 2018)	45,942	45,698
Other assets	2,303	1,344

Total Assets	$71,498	69,980

Liabilities
Accounts payable	$3,815	3,863
Accounts payable—related parties	31	32
Short-term debt	113	112
Accrued income and other taxes	1,539	1,320
Employee benefit obligations	470	809
Other accruals	1,402	1,259

Total Current Liabilities	7,370	7,395
Long-term debt	14,832	14,856
Asset retirement obligations and accrued environmental costs	7,730	7,688
Deferred income taxes	5,043	5,021
Employee benefit obligations	1,704	1,764
Other liabilities and deferred credits	1,838	1,192

Total Liabilities	38,517	37,916

Equity
Common stock (2,500,000,000 shares authorized at $.01 par value)
Issued (2019—1,794,681,042 shares; 2018—1,791,637,434 shares)
Par value	18	18
Capital in excess of par	46,877	46,879
Treasury stock (at cost: 2019—664,505,107 shares; 2018—653,288,213 shares)	(43,656)	(42,905)
Accumulated other comprehensive loss	(5,914)	(6,063)
Retained earnings	35,534	34,010

Total Common Stockholders’ Equity	32,859	31,939
Noncontrolling interests	122	125

Total Equity	32,981	32,064

Total Liabilities and Equity	$71,498	69,980

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Cash Flows From Operating Activities
Net Income	$1,846	900
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,546	1,412
Impairments	1	12
Dry hole costs and leasehold impairments	27	20
Accretion on discounted liabilities	86	88
Deferred taxes	(1)	65
Undistributed equity earnings	24	(34)
Gain on dispositions	(17)	(7)
Other	(564)	29
Working capital adjustments
Decrease in accounts and notes receivable	179	139
Decrease (increase) in inventories	(4)	12
Decrease (increase) in prepaid expenses and other current assets	62	(22)
Decrease in accounts payable	(142)	(181)
Decrease in taxes and other accruals	(149)	(34)

Net Cash Provided by Operating Activities	2,894	2,399

Cash Flows From Investing Activities
Capital expenditures and investments	(1,637)	(1,535)
Working capital changes associated with investing activities	107	28
Proceeds from asset dispositions	142	169
Net sales (purchases) of short-term investments	(1)	1,593
Collection of advances/loans—related parties	62	59
Other	(150)	(392)

Net Cash Used in Investing Activities	(1,477)	(78)

Cash Flows From Financing Activities
Repayment of debt	(19)	(2,888)
Issuance of company common stock	(38)	(18)
Repurchase of company common stock	(752)	(500)
Dividends paid	(350)	(338)
Other	(14)	(32)

Net Cash Used in Financing Activities	(1,173)	(3,776)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	75	125

Net Change in Cash, Cash Equivalents and Restricted Cash	319	(1,330)
Cash, cash equivalents and restricted cash at beginning of period	6,151	6,536

Cash, Cash Equivalents and Restricted Cash at End of Period	$6,470	5,206

Restricted cash of $89 million and $163 million are included in the “Prepaid expenses and other current assets” and “Other assets” lines, respectively, of our Consolidated Balance Sheet as of March 31, 2019.

Restricted cash totaling $236 million is included in the “Other assets” line of our Consolidated Balance Sheet as of December 31, 2018.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	ConocoPhillips

Note 1—Basis of Presentation

The interim-period financial information presented in the financial statements included in this report is unaudited and, in the opinion of management, includes all known accruals and adjustments necessary for a fair presentation of the consolidated financial position of ConocoPhillips and its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature unless otherwise disclosed. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2018 Annual Report on Form 10-K.

Note 2—Changes in Accounting Principles

We adopted the provisions of FASB ASU No. 2016-02, “Leases,” and its amendments set forth by the provisions of ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” ASU No. 2018-11, “Targeted Improvements,” ASU No. 2018-20, “Narrow-Scope Improvements for Lessors,” and ASU No. 2019-01, “Codification Improvements,” collectively FASB ASC Topic 842, “Leases” (ASC Topic 842), beginning January 1, 2019.

ASC Topic 842 establishes comprehensive accounting and financial reporting requirements for leasing arrangements, supersedes the existing requirements in FASB ASC Topic 840, “Leases” (ASC Topic 840), and requires lessees to recognize substantially all lease assets and lease liabilities on the balance sheet. The provisions of ASC Topic 842 also modify the definition of a lease and outline requirements for recognition, measurement, presentation and disclosure of leasing arrangements by both lessees and lessors.

We adopted ASC Topic 842 using the modified retrospective approach and elected to utilize the Optional Transition Method, which permits us to apply the provisions of ASC Topic 842 to leasing arrangements existing at or entered into after January 1, 2019, and present in our financial statements comparative periods prior to January 1, 2019 under the historical requirements of ASC Topic 840. In addition, we elected to adopt the package of optional transition-related practical expedients, which among other things, allows us to carry forward certain historical conclusions reached under ASC Topic 840 regarding lease identification, classification, and the accounting treatment of initial direct costs. Furthermore, we elected not to record assets and liabilities on our consolidated balance sheet for new or existing lease arrangements with terms of 12 months or less.

The primary impact of applying ASC Topic 842 is the initial recognition of $998 million of lease liabilities and corresponding right-of-use assets on our consolidated balance sheet as of January 1, 2019, for leases classified as operating leases under ASC Topic 840, as well as enhanced disclosure of our leasing arrangements. Our accounting treatment for finance leases remains unchanged. In addition, there is no cumulative effect to retained earnings or other components of equity recognized as of January 1, 2019, and the adoption of ASC Topic 842 did not impact the presentation of our consolidated income statement or statement of cash flows.    See Note 15—Non-Mineral Leases for additional information related to the adoption of ASC Topic 842.

We adopted the provisions of FASB ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” beginning January 1, 2019. The ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, eliminating the stranded tax effects. The cumulative effect to our consolidated balance sheet at January 1, 2019 for the adoption of ASU No. 2018-02 was as follows:

	Millions of Dollars
	December 31 2018	ASU No. 2018-02 Adjustments	January 1 2019

Equity
Accumulated other comprehensive loss	$(6,063)	(40)	(6,103)
Retained earnings	34,010	40	34,050

For additional information regarding the impact of the adoption of ASU No. 2018-02, see Note 16—Accumulated Other Comprehensive Loss.

Note 3—Variable Interest Entities

We hold variable interests in VIEs that have not been consolidated because we are not considered the primary beneficiary. Information on our significant VIEs follows:

Australia Pacific LNG Pty Ltd (APLNG)

APLNG is considered a VIE, as it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. We are not the primary beneficiary of APLNG because we share with Origin Energy and China Petrochemical Corporation (Sinopec) the power to direct the key activities of APLNG that most significantly impact its economic performance, which involve activities related to the production and commercialization of CBM, as well as LNG processing and export marketing. As a result, we do not consolidate APLNG, and it is accounted for as an equity method investment.

As of March 31, 2019, we have not provided any financial support to APLNG other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of APLNG. See Note 6—Investments, Loans and Long-Term Receivables, and Note 11—Guarantees, for additional information.

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

At March 31, 2019, the carrying value of our equity method investment in MWCC was $126 million. We have not provided any financial support to MWCC other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of MWCC.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	March 31 2019	December 31 2018

Crude oil and natural gas	$419	432
Materials and supplies	595	575

	$1,014	1,007

Inventories valued on the LIFO basis totaled $248 million and $292 million at March 31, 2019 and December 31, 2018, respectively. The estimated excess of current replacement cost over LIFO cost of inventories was approximately $166 million and $75 million at March 31, 2019 and December 31, 2018, respectively.

Note 5—Assets Sold and Planned Dispositions

Assets Sold

On April 15, 2019, we completed the sale of our 30 percent interest in Greater Sunrise Fields to the government of Timor-Leste for $350 million before customary adjustments and will recognize an after-tax gain of approximately $50 million in the second quarter. The Greater Sunrise Fields are included in our Asia Pacific and Middle East segment.

Planned Dispositions

In January 2019, we entered into agreements to sell our 12.4 percent ownership interests in the Golden Pass LNG Terminal and Golden Pass Pipeline. We have also entered into agreements to amend our contractual obligations for retaining use of the facilities. As a result of entering into these agreements, we recorded a before-tax impairment of $60 million in the first quarter of 2019 which is included in the “Equity in earnings of affiliates” line on our consolidated income statement. The transaction is subject to regulatory approval. Both ownership interests are accounted for as equity affiliates in our Lower 48 segment. See Note 14—Fair Value Measurement for additional information.

In April 2019, we entered into an agreement to sell two ConocoPhillips U.K. subsidiaries to Chrysaor E&P Limited for $2.675 billion plus interest and customary adjustments. Together the subsidiaries indirectly hold the company’s exploration and production assets in the U.K. As of March 31, 2019, the net carrying value was approximately $0.8 billion, with $1.6 billion of PP&E, $0.5 billion of working capital, $0.4 billion of cumulative foreign currency translation adjustments, and deferred tax assets of $0.3 billion, offset by $2.0 billion of ARO. As part of the transaction, we expect to recognize a U.S. tax benefit of $0.2 billion in the second quarter of 2019 related to a previously unrecognizable U.S. tax basis in the subsidiaries to be sold. Depending on the timing of regulatory approval and other specific conditions precedent, we anticipate recognizing a gain of approximately $2 billion before- and after-tax on completion of the sale in the second half of 2019, subject to customary adjustments and foreign exchange impacts. The subsidiaries met held for sale criteria in April 2019. Results of operations for the U.K. are reported within our Europe and North Africa segment.

Note 6—Investments, Loans and Long-Term Receivables

APLNG

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

APLNG made a voluntary repayment of $1.4 billion to the Export-Import Bank of China in September 2018. At the same time, APLNG obtained a United States Private Placement (USPP) bond facility of $1.4 billion. APLNG made its first interest payment in March 2019, and principal payments are scheduled to commence in September 2023, with bi-annual payments due on the facility until September 2030.

During the first quarter of 2019, APLNG refinanced $3.2 billion of existing project finance debt through two transactions. As a result of the first transaction, APLNG obtained a commercial bank facility of $2.6 billion. Interest and principal payments are scheduled to commence in September 2019, with bi-annual payments due on the facility until March 2028. Through the second transaction, APLNG obtained a USPP bond facility of $0.6 billion. Interest payments are scheduled to commence in September 2019, and principal payments are scheduled to commence in September 2023, with bi-annual payments due on the facility until September 2030.

In conjunction with the $3.2 billion debt obtained during the first quarter of 2019 to refinance existing project finance debt, APLNG made voluntary repayments of $2.2 billion and $1.0 billion to a syndicate of Australian and international commercial banks and the Export-Import Bank of China, respectively.

At March 31, 2019, a balance of $7.0 billion was outstanding on the facilities. See Note 11—Guarantees, for additional information.

APLNG is considered a VIE, as it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. See Note 3—Variable Interest Entities, for additional information.

At March 31, 2019, the carrying value of our equity method investment in APLNG was $7,589 million. The balance is included in the “Investments and long-term receivables” line on our consolidated balance sheet.

Loans and Long-Term Receivables

As part of our normal ongoing business operations, and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. At March 31, 2019, significant loans to affiliated companies included $399 million in project financing to Qatar Liquefied Gas Company Limited (3) (QG3).

On our consolidated balance sheet, the long-term portion of these loans is included in the “Loans and advances—related parties” line, while the short-term portion is in the “Accounts and notes receivable—related parties” line.

Note 7—Investment in Cenovus Energy

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the Foster Creek Christina Lake (FCCL) Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Consideration for the transaction included 208 million Cenovus Energy common shares, which, at closing, approximated 16.9 percent of issued and outstanding Cenovus common stock. The fair value and cost basis of our investment in 208 million Cenovus Energy common shares at closing was $1.96 billion based on a price of $9.41 per share on the New York Stock Exchange.

Our investment on our consolidated balance sheet as of March 31, 2019, is carried at fair value of $1.81 billion, reflecting the closing price of Cenovus Energy shares on the New York Stock Exchange of $8.68 per share on the last trading day of the quarter, an increase of $343 million from $1.46 billion at year-end 2018. The increase in fair value represents the net unrealized gain recorded within the “Other income” line of our consolidated income statement in the first quarter of 2019 relating to the shares held at the reporting date. See Note 14—Fair Value Measurement, for additional information. Subject to market conditions, we intend to decrease our investment over time through market transactions, private agreements or otherwise.

Note 8—Suspended Wells

The capitalized cost of suspended wells at March 31, 2019, was $869 million, an increase of $13 million from $856 million at year-end 2018. No suspended wells were charged to dry hole expense during the first three months of 2019 relating to exploratory well costs capitalized for a period greater than one year as of December 31, 2018.

Note 9—Debt

Our revolving credit facility provides a total commitment of $6.0 billion and expires in May 2023. Our revolving credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. Our commercial paper program consists of the ConocoPhillips Company $6.0 billion program, primarily a funding source for short-term working capital needs. Commercial paper maturities are generally limited to 90 days.

We had no commercial paper outstanding at March 31, 2019 or December 31, 2018. We had no direct outstanding borrowings or letters of credit under the revolving credit facility at March 31, 2019 or December 31, 2018. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.0 billion in borrowing capacity under our revolving credit facility at March 31, 2019.

At March 31, 2019, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we intend to refinance on a long-term basis, therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

Note 10—Changes in Equity

The following tables reflect the changes in stockholders’ equity:

	Millions of Dollars
	Attributable to ConocoPhillips
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total

For the three months ended March 31, 2019
Balances at December 31, 2018	$18	46,879	(42,905)	(6,063)	34,010	125	32,064
Net income					1,833	13	1,846
Other comprehensive income				189			189
Dividends paid ($0.31 per common share)					(350)		(350)
Repurchase of company common stock			(752)				(752)
Distributions to noncontrolling interests and other						(17)	(17)
Distributed under benefit plans		(2)					(2)
Changes in Accounting Principles*				(40)	40		—
Other			1		1	1	3

Balances at March 31, 2019	$18	46,877	(43,656)	(5,914)	35,534	122	32,981

*See Note 2 — Changes in Accounting Principles for additional information.

For the three months ended March 31, 2018
Balances at December 31, 2017	$18	46,622	(39,906)	(5,518)	29,391	194	30,801
Net income					888	12	900
Other comprehensive income				89			89
Dividends paid ($0.29 per common share)					(338)		(338)
Repurchase of company common stock			(500)				(500)
Distributions to noncontrolling interests and other						(34)	(34)
Distributed under benefit plans		20					20
Changes in Accounting Principles**				58	(278)		(220)

Balances at March 31, 2018	$18	46,642	(40,406)	(5,371)	29,663	172	30,718

**Cumulative effect of the adoption of ASC Topic 606, “Revenue from Contracts with Customers”, and ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities”, at January 1, 2018.

Note 11—Guarantees

At March 31, 2019, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

APLNG Guarantees

At March 31, 2019, we had outstanding multiple guarantees in connection with our 37.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing March 2019 exchange rates:

•

During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee is 12 years. Our maximum exposure under this guarantee is approximately $170 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At March 31, 2019, the carrying value of this guarantee is approximately $14 million.

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

Other Guarantees

We have other guarantees with maximum future potential payment amounts totaling approximately $780 million, which consist primarily of guarantees of the residual value of leased office buildings, guarantees of the residual value of corporate aircraft, and a guarantee for our portion of a joint venture’s project finance reserve accounts. These guarantees have remaining terms of up to four years and would become payable if, upon sale, certain asset values are lower than guaranteed amounts, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties.

Indemnifications

Over the years, we have entered into agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes, environmental liabilities, employee claims and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at March 31, 2019, was approximately $90 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount at March 31, 2019, were approximately $30 million of environmental accruals for known contamination that are included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

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

Environmental

We are subject to international, federal, state and local environmental laws and regulations. When we prepare our consolidated financial statements, we record accruals for environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. EPA or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable.

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

At March 31, 2019, our consolidated balance sheet included a total environmental accrual of $176 million, compared with $178 million at December 31, 2018, for remediation activities in the United States and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at March 31, 2019, we had performance obligations secured by letters of credit of $274 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.

In 2007, ConocoPhillips was unable to reach agreement with respect to the empresa mixta structure mandated by the Venezuelan government’s Nationalization Decree. As a result, Venezuela’s national oil company, Petróleos de Venezuela, S.A. (PDVSA), or its affiliates, directly assumed control over ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures and the offshore Corocoro development project. In response to this expropriation, ConocoPhillips initiated international arbitration on November 2, 2007, with the ICSID. On September 3, 2013, an ICSID arbitration tribunal held that Venezuela unlawfully expropriated ConocoPhillips’ significant oil investments in June 2007. On January 17, 2017, the Tribunal reconfirmed the decision that the expropriation was unlawful. In March 2019, the Tribunal unanimously ordered the government of Venezuela to pay ConocoPhillips $8.7 billion in compensation for the government’s unlawful expropriation of the company’s investments in Venezuela in 2007. ConocoPhillips has filed a request for recognition of the Award in several jurisdictions. An Application for Rectification of the Award requesting correction of certain calculations was filed on behalf of the government of Venezuela, which the ICSID Tribunal is now reviewing. Once resolved, the government of Venezuela may then seek annulment of the Award.

In 2014, ConocoPhillips filed a separate and independent arbitration under the rules of the ICC against PDVSA under the contracts that had established the Petrozuata and Hamaca projects. The ICC Tribunal issued an award in April 2018, finding that PDVSA owed ConocoPhillips approximately $2 billion under their agreements in connection with the expropriation of the projects and other pre-expropriation fiscal measures. In August 2018, ConocoPhillips entered into a settlement with PDVSA to recover the full amount of this ICC award, plus interest through the payment period, including initial payments totaling approximately $500 million within a period of 90 days from the time of signing of the settlement agreement. The balance of the settlement is to be paid quarterly over a period of four and a half years. To date, PDVSA has fully complied with the terms of this settlement agreement. Per the settlement, PDVSA recognized the ICC award as a judgment in various jurisdictions, and ConocoPhillips agreed to suspend its legal enforcement actions. ConocoPhillips has ensured that the settlement meets all appropriate U.S. regulatory requirements, including any applicable sanctions imposed by the U.S. against Venezuela.

In 2016, ConocoPhillips filed a separate and independent arbitration under the rules of the ICC against PDVSA under the contracts that had established the Corocoro project. This ICC arbitration is currently in progress.

In February 2017, the ICSID Tribunal unanimously awarded Burlington Resources, Inc., a wholly owned subsidiary of ConocoPhillips, $380 million for Ecuador’s unlawful expropriation of Burlington’s investment in Blocks 7 and 21, in breach of the U.S.-Ecuador Bilateral Investment Treaty. The tribunal also issued a separate decision finding Ecuador to be entitled to $42 million for environmental and infrastructure counterclaims. In December 2017, Burlington and Ecuador entered into a settlement agreement by which Ecuador paid Burlington $337 million in two installments. The first installment of $75 million was paid in December 2017, and the second installment of $262 million was paid in April 2018. The settlement included an offset for the counterclaims decision, of which Burlington is entitled to a $24 million contribution from Perenco Ecuador Limited, its co-venturer and consortium operator, pursuant to a joint and several liability provision in the JOA. Ecuador’s environmental and infrastructure counterclaims against Perenco remain pending in a separate ICSID arbitration between Perenco and Ecuador, and Burlington may owe Perenco a contribution under the JOA for damages found by this tribunal.

In June 2017, FAR Ltd. initiated arbitration before the ICC against ConocoPhillips Senegal B.V., now Woodside Senegal B.V., in connection with the sale of ConocoPhillips Senegal B.V. to Woodside Energy Holdings (Senegal) Limited in 2016. This arbitration is ongoing.

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

In 2017 and 2018, cities, counties, and a state government in California, New York, Washington, Rhode Island and Maryland, as well as the Pacific Coast Federation of Fishermen’s Association, Inc., have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. ConocoPhillips is vigorously defending against these lawsuits. The lawsuits brought by the Cities of San Francisco, Oakland and New York have been dismissed by the district courts and appeals are pending.

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

Our derivative instruments are held at fair value on our consolidated balance sheet. Where these balances have the right of setoff, they are presented on a net basis. Related cash flows are recorded as operating activities on our consolidated statement of cash flows. On our consolidated income statement, realized and unrealized gains and losses are recognized either on a gross basis if directly related to our physical business or a net basis if held for trading. Gains and losses related to contracts that meet and are designated with the NPNS exception are recognized upon settlement. We generally apply this exception to eligible crude contracts. We do not use hedge accounting for our commodity derivatives.

The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	March 31 2019	December 31 2018

Assets
Prepaid expenses and other current assets	$250	410
Other assets	30	40
Liabilities
Other accruals	258	370
Other liabilities and deferred credits	23	30

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Sales and other operating revenues	$19	43
Other income (loss)	(1)	4
Purchased commodities	(20)	(27)

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)
	March 31 2019	December 31 2018

Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(10)	(17)
Basis	(11)	(1)

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

The following table presents the gross fair values of our foreign currency exchange derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	March 31 2019	December 31 2018

Assets
Prepaid expenses and other current assets	$6	7
Liabilities
Other accruals	1	6

The gains from foreign currency exchange derivatives incurred and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Foreign currency transaction losses (gains)	$(2)	(5)

We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions Notional Currency
	March 31 2019		December 31 2018

Foreign Currency Exchange Derivatives
Sell U.S. dollar, buy other currencies*	USD	199	805
Sell British pound, buy other currencies**	GBP	—	21
Buy British pound, sell euro	GBP	19	—
Sell Canadian dollar, buy U.S. dollar	CAD	1,250	1,242

    *Primarily British pound and Norwegian krone.

  **Primarily euro and Norwegian krone.

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

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	March 31 2019	December 31 2018	March 31 2019	December 31 2018

Cash	$897	876
Time deposits
Remaining maturities from 1 to 90 days	4,180	3,509	200	—
Commercial paper
Remaining maturities from 1 to 90 days	376	229	49	248
Government obligations
Remaining maturities from 1 to 90 days	765	1,301	—	—

	$6,218	5,915	249	248

Credit Risk

Financial instruments potentially exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments, OTC derivative contracts and trade receivables. Our cash equivalents and short-term investments are placed in high-quality commercial paper, government money market funds, government debt securities and time deposits with major international banks and financial institutions.

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

The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position on March 31, 2019 and December 31, 2018, was $50 million and $62 million, respectively. For these instruments, no collateral was posted as of March 31, or December 31, 2018. If our credit rating had been downgraded below investment grade on March 31, 2019, we would be required to post $50 million of additional collateral, either with cash or letters of credit.

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

The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. Transfers occur at the end of the reporting period. There were no material transfers between levels during 2019 or 2018.

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

The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	March 31, 2019				December 31, 2018

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Investment in Cenovus Energy	$1,805	—	—	1,805	1,462	—	—	1,462
Commodity derivatives	166	91	23	280	236	181	33	450

Total assets	$1,971	91	23	2,085	1,698	181	33	1,912

Liabilities
Commodity derivatives	$167	101	13	281	225	145	30	400

Total liabilities	$167	101	13	281	225	145	30	400

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts

March 31, 2019
Assets	$280	9	271	197	74	—	74
Liabilities	281	6	275	197	78	8	70

December 31, 2018
Assets	$450	9	441	280	161	—	161
Liabilities	400	4	396	280	116	10	106

At March 31, 2019 and December 31, 2018, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement

The following table summarizes the fair value hierarchy by major category and date of remeasurement for assets accounted for at fair value on a non-recurring basis:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value	Level 1 Inputs	Before- Tax Loss

Equity method investments
March 31, 2019	$171	171	60

During the first quarter of 2019, the carrying values of our equity method investments in the Golden Pass LNG Terminal and Golden Pass Pipeline were written down to fair value. The fair values were determined by negotiated selling prices. For additional information, see Note 5—Assets Sold and Planned Dispositions.

Reported Fair Values of Financial Instruments

We used the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and cash equivalents and short-term investments: The carrying amount reported on our consolidated balance sheet approximates fair value.
•

Accounts and notes receivable (including long-term and related parties): The carrying amount reported on our consolidated balance sheet approximates fair value. The valuation technique and methods used to estimate the fair value of the current portion of fixed-rate related party loans is consistent with Loans and advances—related parties.

•	Investment in Cenovus Energy shares: See Note 7—Investment in Cenovus Energy for a discussion of the carrying value and fair value of our investment in Cenovus Energy shares.
•

Loans and advances—related parties: The carrying amount of floating-rate loans approximates fair value. The fair value of fixed-rate loan activity is measured using market observable data and is categorized as Level 2 in the fair value hierarchy. See Note 6—Investments, Loans and Long-Term Receivables for additional information.

•	Accounts payable (including related parties) and floating-rate debt: The carrying amount of accounts payable and floating-rate debt reported on our consolidated balance sheet approximates fair value.
•

Fixed-rate debt: The estimated fair value of fixed-rate debt is measured using prices available from a pricing service that is corroborated by market data; therefore, these liabilities are categorized as Level 2 in the fair value hierarchy.

The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	March 31	December 31	March 31	December 31
	2019	2018	2019	2018

Financial assets
Investment in Cenovus Energy	$1,805	1,462	1,805	1,462
Commodity derivatives	83	170	83	170
Total loans and advances—related parties	402	468	402	468
Financial liabilities
Total debt, excluding capital leases	14,187	14,191	17,167	16,147
Commodity derivatives	76	110	76	110

Note 15—Non-Mineral Leases

The company primarily leases office buildings and drilling equipment, as well as ocean transport vessels, tugboats, corporate aircraft, and other facilities and equipment. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices and other leases include payment provisions that vary based on the nature of usage of the leased asset. Additionally, the company has executed certain leases that provide it with the option to extend or renew the term of the lease, terminate the lease prior to the end of the lease term, or purchase the leased asset as of the end of the lease term. In other cases, the company has executed lease agreements that require it to guarantee the residual value of certain leased office buildings. For additional information about guarantees, see Note 11—Guarantees. There are no significant restrictions imposed on us by the lease agreements with regard to dividends, asset dispositions or borrowing ability.

Certain arrangements may contain both lease and non-lease components and we determine if an arrangement is or contains a lease at contract inception. Only the lease components of these contractual arrangements are subject to the provisions of ASC Topic 842, and any non-lease components are subject to other applicable accounting guidance; however, we have elected to adopt the optional practical expedient not to separate lease components apart from non-lease components for accounting purposes. This policy election has been adopted for each of the company’s leased asset classes existing as of the effective date and subject to the transition provisions of ASC Topic 842 and will be applied to all new or modified leases executed on or after January 1, 2019. For contractual arrangements executed in subsequent periods involving a new leased asset class, the company will determine at contract inception whether it will apply the optional practical expedient to the new leased asset class.

Leases are evaluated for classification as operating or finance leases at the commencement date of the lease and right-of-use assets and corresponding liabilities are recognized on our consolidated balance sheet based on the present value of future lease payments relating to the use of the underlying asset during the lease term. Future lease payments include variable lease payments that depend upon an index or rate using the index or rate at the commencement date and probable amounts owed under residual value guarantees. The amount of future lease payments may be increased to include additional payments related to lease extension, termination, and/or purchase options when the company has determined, at or subsequent to lease commencement, generally due to limited asset availability or operating commitments, it is reasonably certain of exercising such options. We use our incremental borrowing rate as the discount rate in determining the present value of future lease payments, unless the interest rate implicit in the lease arrangement is readily determinable. Lease payments that vary subsequent to the commencement date based on future usage levels, the nature of leased asset activities, or certain other contingencies are not included in the measurement of lease right-of-use assets and corresponding liabilities. We have elected not to record assets and liabilities on our consolidated balance sheet for lease arrangements with terms of 12 months or less.

We often enter into leasing arrangements acting in the capacity as operator for and/or on behalf of certain oil and gas joint ventures of undivided interests. If the lease arrangement can be legally enforced only against us as operator and there is no separate arrangement to sublease the underlying leased asset to our coventurers, we recognize at lease commencement a right-of-use asset and corresponding lease liability on our consolidated balance sheet on a gross basis. While we record lease costs on a gross basis in our consolidated income statement and statement of cash flows, such costs are offset by the reimbursement we receive from our coventurers for their share of the lease cost as the underlying leased asset is utilized in joint venture activities. As a result, lease cost is presented in our consolidated income statement and statement of cash flows on a proportional basis. If we are a nonoperating coventurer, we recognize a right-of-use asset and corresponding lease liability only if we were a specified contractual party to the lease arrangement and the arrangement could be legally enforced against us. In this circumstance, we would recognize both the right-of-use asset and corresponding lease liability on our consolidated balance sheet on a proportional basis consistent with our undivided interest ownership in the related joint venture.

The company has historically recorded certain finance leases executed by investee companies accounted for under the proportionate consolidation method of accounting on its consolidated balance sheet on a proportional basis consistent with its ownership interest in the investee company. In addition, the company has historically recorded finance lease assets and liabilities associated with certain oil and gas joint ventures on a proportional basis pursuant to accounting guidance applicable prior to January 1, 2019. As of December 31, 2018, $420 million of finance lease assets (net of accumulated depreciation, depletion and amortization) and $688 million of finance lease liabilities were recorded on our consolidated balance sheet associated with these leases. In accordance with the transition provisions of ASC Topic 842, and since we have elected to adopt the package of optional transition-related practical expedients, the historical accounting treatment for these leases has been carried forward and is subject to reconsideration upon the modification or other required reassessment of the arrangements prior to lease term expiration.

In connection with our adoption of ASC Topic 842, we have recorded on our consolidated balance sheet $57 million of operating leases executed by investee companies accounted for under the proportionate consolidation method of accounting on a proportional basis consistent with our ownership interest in the investee company.

The following tables summarize the finance leases amounts that were reflected on our consolidated balance sheet as of December 31, 2018, the operating leases impact of adopting ASC Topic 842, and the right-of-use asset and lease liability balances reflected for both operating and finance leases on our consolidated balance sheet as of March 31, 2019:

	Millions of Dollars
	Carrying Amount
	Operating Leases	Finance Leases
Amounts recognized in line items in our Consolidated
Balance Sheet upon adoption of ASC Topic 842

Right-of-Use Assets
Properties, plants and equipment
Gross		$1,044
Accumulated depreciation, depletion and amortization		(550)

Net properties, plants and equipment as of December 31, 2018		$494

Adoption of ASC Topic 842 as of January 1, 2019	$998

Lease Liabilities
Short-term debt		$79
Long-term debt		698

Total finance leases debt as of December 31, 2018		$777

Adoption of ASC Topic 842 as of January 1, 2019	$998

Amounts recognized in line items in our Consolidated
Balance Sheet at March 31, 2019

Right-of-Use Assets
Properties, plants and equipment
Gross		$1,044
Accumulated depreciation, depletion and amortization		(579)

Net properties, plants and equipment*		$465

Other assets	$981

*Includes proportionately consolidated finance lease assets (net of accumulated depreciation, depletion and amortization) of $398 million.

Lease Liabilities
Short-term debt*		$80
Other accruals	$282
Long-term debt*		679
Other liabilities and deferred credits	685

Total lease liabilities	$967	759

*Short-term debt and long-term debt include proportionately consolidated finance lease liabilities of $54 million and $622 million, respectively.

The following table summarizes the lease cost for the three-month period ended March 31, 2019:

Millions of Dollars
Lease Cost*
Operating lease cost	$75
Finance lease cost
Amortization of right-of-use assets	29
Interest on lease liabilities	10
Short-term lease cost**	14

Total lease cost***	$128

*The amounts presented in the table above have not been adjusted to reflect amounts recovered or reimbursed from oil and gas coventurers.

**Short-term leases are not recorded on our consolidated balance sheet. Our future short-term lease commitments amount to $71 million, of which $54 million is related to leases whose terms have not yet commenced as of March 31, 2019.

***Variable lease cost and sublease income are immaterial for the three-month period ended March 31, 2019, and not presented in the table above.

The following table summarizes the lease term and discount rate at March 31, 2019:

March 31, 2019
Lease Term and Discount Rate
Weighted-average term (years)
Operating leases	6.49
Finance leases	9.42

Weighted-average discount rate (percent)
Operating leases	3.50
Finance leases	5.84

The following table summarizes other information for the three-month period ended March 31, 2019:

Millions of Dollars
Other Information*
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$80
Operating cash flows from finance leases	10
Financing cash flows from finance leases	19

Right-of-use assets obtained in exchange for operating lease liabilities	$41
Right-of-use assets obtained in exchange for finance lease liabilities	-

*The amounts presented in the table above have not been adjusted to reflect amounts recovered or reimbursed from oil and gas coventurers. In addition, pursuant to other applicable accounting guidance, lease payments made in connection with preparing another asset for its intended use are reported in the “Cash Flows From Investing Activities” section of our consolidated statement of cash flows.

The following table summarizes future lease payments for operating and finance leases at March 31, 2019:

	Millions of Dollars
	Operating Leases	Finance Leases

Maturity of Lease Liabilities
2019	$244	86
2020	243	115
2021	178	100
2022	115	98
2023	67	84
Remaining years	235	461

Total*	1,082	944
Less: portion representing imputed interest	(115)	(185)

Total lease liabilities	$967	759

*Future lease payments for operating and finance leases commencing on or after January 1, 2019, also include payments related to non-lease components in accordance with our election to adopt the optional practical expedient not to separate lease components apart from non-lease components for accounting purposes. In addition, future payments related to operating and finance leases proportionately consolidated by the company have been included in the table on a proportionate basis consistent with our respective ownership interest in the underlying investee company or oil and gas venture.

At December 31, 2018, future undiscounted minimum rental payments due under noncancelable operating leases pursuant to ASC Topic 840 were:

Millions of Dollars

2019	$248
2020	425
2021	136
2022	319
2023	54
Remaining years	212

Total	1,394
Less: income from subleases	(7)

Net minimum operating lease payments	$1,387

At December 31, 2018, future minimum payments due under finance (capital) leases pursuant to ASC Topic 840 were:

Millions of Dollars

2019	$118
2020	116
2021	100
2022	98
2023	87
Remaining years	453

Total	972
Less: portion representing imputed interest	(195)

Capital lease obligations	$777

Note 16—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of our consolidated balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)

December 31, 2018	$(361)	(5,702)	(6,063)
Cumulative effect of adopting ASU No. 2018-02*	(40)	-	(40)
Other comprehensive income	13	176	189

March 31, 2019	$(388)	(5,526)	(5,914)

*See Note 2—Changes in Accounting Principles for additional information.

There were no items within accumulated other comprehensive loss related to noncontrolling interests.

The following table summarizes reclassifications out of accumulated other comprehensive loss and into comprehensive income:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Defined benefit plans	$13	11

The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $5 million and $3 million for the three-month periods ended March 31, 2019 and 2018, respectively. See Note 18—Employee Benefit Plans, for additional information.

Note 17—Cash Flow Information

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Cash Payments
Interest	$199	220
Income taxes	700	521

Net Sales (Purchases) of Short-Term Investments
Short-term investments purchased	$(250)	(206)
Short-term investments sold	249	1,799

	$(1)	1,593

Note 18—Employee Benefit Plans

Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2019		2018		2019	2018

	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$20	19	21	21	-	-
Interest cost	21	26	27	27	2	2
Expected return on plan assets	(18)	(35)	(34)	(40)	-	-
Amortization of prior service cost (credit)	-	-	-	(1)	(8)	(9)
Recognized net actuarial loss (gain)	13	8	15	9	(1)	-
Settlements	6	-	-	-	-	-

Net periodic benefit cost	$42	18	29	16	(7)	(7)

The components of net periodic benefit cost, other than the service cost component, are included in the “Other expenses” line item on our consolidated income statement.

During the first three months of 2019, we contributed $45 million to our domestic benefit plans and $56 million to our international benefit plans. In 2019, we expect to contribute a total of approximately $195 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $190 million to our international qualified and nonqualified pension and postretirement benefit plans. In the event we complete our transaction to sell two ConocoPhillips subsidiaries in the U.K., we expect to make an additional contribution to an international qualified pension plan of approximately $290 million. For additional information, see Note 5—Assets Sold and Planned Dispositions.

Severance Accrual

The following table summarizes our severance accrual activity for the three-month period ended March 31, 2019:

Millions of Dollars

Balance at December 31, 2018	$48
Accruals	1
Benefit payments	(15)
Foreign currency translation adjustments	1

Balance at March 31, 2019	$35

Of the remaining balance at March 31, 2019, $12 million is classified as short-term.

Note 19—Related Party Transactions

Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

Significant transactions with our equity affiliates were:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Operating revenues and other income	$21	23
Purchases	21	24
Operating expenses and selling, general and administrative expenses	14	15
Net interest (income) expense*	(4)	(3)

*We paid interest to, or received interest from, various affiliates. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

Note 20—Sales and Other Operating Revenues

Revenue from Contracts with Customers

The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Revenue from contracts with customers	$7,059	6,545
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	2,081	2,261
Financial derivative contracts	10	(8)

Consolidated sales and other operating revenues	$9,150	8,798

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

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Revenue from Contracts Outside the Scope of ASC Topic 606 by Segment
Lower 48	$1,613	1,713
Canada	241	191
Europe and North Africa	227	357

Physical contracts meeting the definition of a derivative	$2,081	2,261

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Revenue from Contracts Outside the Scope of ASC Topic 606 by Product
Crude oil	$188	286
Natural gas	1,768	1,890
Other	125	85

Physical contracts meeting the definition of a derivative	$2,081	2,261

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

Receivables and Contract Liabilities

Receivables from Contracts with Customers

At March 31, 2019, the “Accounts and notes receivable” line on our consolidated balance sheet, includes trade receivables of $2,638 million compared with $2,889 million at December 31, 2018, and includes both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared to trade receivables where NPNS has been elected.

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

Millions of Dollars
Contract Liabilities
At December 31, 2018	$206
Contractual payments received	14
Revenue recognized	(133)

At March 31, 2019	$87

Amounts Recognized in the Consolidated Balance Sheet at March 31, 2019
Current liabilities	$49
Noncurrent liabilities	38

$87

We expect to recognize the contract liabilities as of March 31, 2019, as revenue between the remainder of 2019 and 2022.

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

Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Sales and Other Operating Revenues
Alaska	$1,407	1,385

Lower 48	4,153	3,952
Intersegment eliminations	(12)	(3)

Lower 48	4,141	3,949

Canada	823	891
Intersegment eliminations	(250)	(255)

Canada	573	636

Europe and North Africa	1,546	1,608
Asia Pacific and Middle East	1,343	1,216
Corporate and Other	140	4

Consolidated sales and other operating revenues	$9,150	8,798

Sales and Other Operating Revenues by Geographic Location
United States	$5,686	5,336
Australia	559	440
Canada	573	636
China	243	218
Indonesia	205	215
Libya	254	276
Malaysia	336	344
Norway	588	663
United Kingdom	704	669
Other foreign countries	2	1

Worldwide consolidated	$9,150	8,798

Sales and Other Operating Revenues by Product
Crude oil	$4,581	4,450
Natural gas	3,003	2,796
Natural gas liquids	238	231
Other*	1,328	1,321

Consolidated sales and other operating revenues by product	$9,150	8,798

*Includes LNG and bitumen.

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Net Income Attributable to ConocoPhillips
Alaska	$384	524
Lower 48	193	308
Canada	122	(65)
Europe and North Africa	207	245
Asia Pacific and Middle East	525	461
Other International	131	(44)
Corporate and Other	271	(541)

Consolidated net income attributable to ConocoPhillips	$1,833	888

	Millions of Dollars
	March 31 2019	December 31 2018

Total Assets
Alaska	$15,066	14,648
Lower 48	14,720	14,888
Canada	6,191	5,748
Europe and North Africa	10,186	9,883
Asia Pacific and Middle East	16,025	16,151
Other International	87	89
Corporate and Other	9,223	8,573

Consolidated total assets	$71,498	69,980

Note 22—Income Taxes

Our effective tax rate for the first quarter of 2019 was 31 percent compared with 49 percent for the first quarter of 2018. The effective tax rate for first quarter 2019 is lower than the effective tax rate for 2018 primarily due to higher before-tax income in lower tax jurisdictions for 2019 as well as a reduction of our U.S. valuation allowance for the first quarter of 2019.

During the first quarter of 2019, our U.S. valuation allowance decreased by $103 million compared to an increase of $57 million for the first quarter of 2018. The change to our U.S. valuation allowance for both periods relates primarily to the fair value measurement of our Cenovus Energy common shares.

Note 23—New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (ASU No. 2016-13), which sets forth the current expected credit loss model, a new forward-looking impairment model for certain financial instruments based on expected losses rather than incurred losses. The ASU is effective for interim and annual periods beginning after December 15, 2019. Entities are required to adopt ASU No. 2016-13 using a modified retrospective approach, subject to certain limited exceptions. We are currently evaluating the impact of the adoption of this ASU.

Supplementary Information—Condensed Consolidating Financial Information

We have various cross guarantees among ConocoPhillips, ConocoPhillips Company and Burlington Resources LLC, with respect to publicly held debt securities. ConocoPhillips Company is 100 percent owned by ConocoPhillips. Burlington Resources LLC is an indirect, 100 percent owned subsidiary of ConocoPhillips Company. ConocoPhillips and/or ConocoPhillips Company have fully and unconditionally guaranteed the payment obligations of Burlington Resources LLC, with respect to its publicly held debt securities. Similarly, ConocoPhillips has fully and unconditionally guaranteed the payment obligations of ConocoPhillips Company with respect to its publicly held debt securities. In addition, ConocoPhillips Company has fully and unconditionally guaranteed the payment obligations of ConocoPhillips with respect to its publicly held debt securities. All guarantees are joint and several. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

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

This condensed consolidating financial information should be read in conjunction with the accompanying consolidated financial statements and notes.

	Millions of Dollars
	Three Months Ended March 31, 2019
Income Statement	ConocoPhillips	ConocoPhillips Company	Burlington Resources LLC	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$—	3,981	—	5,169	—	9,150
Equity in earnings of affiliates	1,890	1,622	473	186	(3,983)	188
Gain on dispositions	—	(5)	—	22	—	17
Other income	1	508	—	193	—	702
Intercompany revenues	—	26	13	1,161	(1,200)	—

Total Revenues and Other Income	1,891	6,132	486	6,731	(5,183)	10,057

Costs and Expenses
Purchased commodities	—	3,497	—	1,304	(1,126)	3,675
Production and operating expenses	—	180	1	1,091	(1)	1,271
Selling, general and administrative expenses	4	129	—	25	(5)	153
Exploration expenses	—	47	—	63	—	110
Depreciation, depletion and amortization	—	136	—	1,410	—	1,546
Impairments	—	—	—	1	—	1
Taxes other than income taxes	—	46	—	229	—	275
Accretion on discounted liabilities	—	4	—	82	—	86
Interest and debt expense	69	149	33	50	(68)	233
Foreign currency transaction losses	—	6	—	6	—	12
Other expenses	—	12	—	(4)	—	8

Total Costs and Expenses	73	4,206	34	4,257	(1,200)	7,370

Income before income taxes	1,818	1,926	452	2,474	(3,983)	2,687
Income tax provision (benefit)	(15)	36	(5)	825	—	841

Net income	1,833	1,890	457	1,649	(3,983)	1,846
Less: net income attributable to noncontrolling interests	—	—	—	(13)	—	(13)

Net Income Attributable to ConocoPhillips	$1,833	1,890	457	1,636	(3,983)	1,833

Comprehensive Income Attributable to ConocoPhillips	$2,022	2,079	581	1,816	(4,476)	2,022

Income Statement	Three Months Ended March 31, 2018

Revenues and Other Income
Sales and other operating revenues	$—	3,764	—	5,034	—	8,798
Equity in earnings of affiliates	954	1,499	334	208	(2,787)	208
Gain on dispositions	—	3	—	4	—	7
Other income (loss)	—	(103)	—	51	—	(52)
Intercompany revenues	9	56	2	1,199	(1,266)	—

Total Revenues and Other Income	963	5,219	336	6,496	(4,053)	8,961

Costs and Expenses
Purchased commodities	—	3,410	—	1,433	(1,129)	3,714
Production and operating expenses	—	172	4	1,033	(38)	1,171
Selling, general and administrative expenses	4	74	—	26	(5)	99
Exploration expenses	—	53	—	42	—	95
Depreciation, depletion and amortization	—	132	—	1,280	—	1,412
Impairments	—	(9)	—	21	—	12
Taxes other than income taxes	—	50	—	133	—	183
Accretion on discounted liabilities	—	4	—	84	—	88
Interest and debt expense	71	159	11	37	(94)	184
Foreign currency transaction (gains) losses	18	(9)	22	(1)	—	30
Other expenses	—	194	6	(3)	—	197

Total Costs and Expenses	93	4,230	43	4,085	(1,266)	7,185

Income before income taxes	870	989	293	2,411	(2,787)	1,776
Income tax provision (benefit)	(18)	35	(10)	869	—	876

Net income	888	954	303	1,542	(2,787)	900
Less: net income attributable to noncontrolling interests	—	—	—	(12)	—	(12)

Net Income Attributable to ConocoPhillips	$888	954	303	1,530	(2,787)	888

Comprehensive Income Attributable to ConocoPhillips	$977	1,043	235	1,613	(2,891)	977

See Notes to Consolidated Financial Statements.

	Millions of Dollars
	March 31, 2019
Balance Sheet	ConocoPhillips	ConocoPhillips Company	Burlington Resources LLC	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents	$—	1,348	—	4,870	—	6,218
Short-term investments	—	—	—	249	—	249
Accounts and notes receivable	4	3,280	2	4,472	(3,889)	3,869
Investment in Cenovus Energy	—	1,805	—	—	—	1,805
Inventories	—	143	—	871	—	1,014
Prepaid expenses and other current assets	1	143	—	384	—	528

Total Current Assets	5	6,719	2	10,846	(3,889)	13,683
Investments, loans and long-term receivables*	32,021	49,556	15,778	18,190	(105,975)	9,570
Net properties, plants and equipment	—	3,915	—	42,027	—	45,942
Other assets	6	667	227	2,128	(725)	2,303

Total Assets	$32,032	60,857	16,007	73,191	(110,589)	71,498

Liabilities and Stockholders’ Equity
Accounts payable	$—	2,506	—	5,229	(3,889)	3,846
Short-term debt	(3)	3	13	100	—	113
Accrued income and other taxes	—	67	—	1,472	—	1,539
Employee benefit obligations	—	376	—	94	—	470
Other accruals	57	328	39	978	—	1,402

Total Current Liabilities	54	3,280	52	7,873	(3,889)	7,370
Long-term debt	3,792	6,673	2,139	2,228	—	14,832
Asset retirement obligations and accrued environmental costs	—	415	—	7,315	—	7,730
Deferred income taxes	—	—	—	5,768	(725)	5,043
Employee benefit obligations	—	1,279	—	425	—	1,704
Other liabilities and deferred credits*	1,889	10,654	837	8,663	(20,205)	1,838

Total Liabilities	5,735	22,301	3,028	32,272	(24,819)	38,517
Retained earnings	29,036	20,463	1,570	11,004	(26,539)	35,534
Other common stockholders’ equity	(2,739)	18,093	11,409	29,793	(59,231)	(2,675)
Noncontrolling interests	—	—	—	122	—	122

Total Liabilities and Stockholders’ Equity	$32,032	60,857	16,007	73,191	(110,589)	71,498

*Includes intercompany loans.

Balance Sheet	December 31, 2018

Assets
Cash and cash equivalents	$—	1,428	—	4,487	—	5,915
Short-term investments	—	—	—	248	—	248
Accounts and notes receivable	28	5,646	78	6,707	(8,392)	4,067
Investment in Cenovus Energy	—	1,462	—	—	—	1,462
Inventories	—	184	—	823	—	1,007
Prepaid expenses and other current assets	1	267	—	307	—	575

Total Current Assets	29	8,987	78	12,572	(8,392)	13,274
Investments, loans and long-term receivables*	29,942	47,062	15,199	16,926	(99,465)	9,664
Net properties, plants and equipment	—	4,367	—	41,796	(465)	45,698
Other assets	4	642	227	1,269	(798)	1,344

Total Assets	$29,975	61,058	15,504	72,563	(109,120)	69,980

Liabilities and Stockholders’ Equity
Accounts payable	$—	5,098	76	7,113	(8,392)	3,895
Short-term debt	(3)	12	13	99	(9)	112
Accrued income and other taxes	—	85	—	1,235	—	1,320
Employee benefit obligations	—	638	—	171	—	809
Other accruals	85	587	35	552	—	1,259

Total Current Liabilities	82	6,420	124	9,170	(8,401)	7,395
Long-term debt	3,791	7,151	2,143	2,249	(478)	14,856
Asset retirement obligations and accrued environmental costs	—	415	—	7,273	—	7,688
Deferred income taxes	—	—	—	5,819	(798)	5,021
Employee benefit obligations	—	1,340	—	424	—	1,764
Other liabilities and deferred credits*	725	9,277	839	8,126	(17,775)	1,192

Total Liabilities	4,598	24,603	3,106	33,061	(27,452)	37,916
Retained earnings	27,512	18,511	1,113	9,764	(22,890)	34,010
Other common stockholders’ equity	(2,135)	17,944	11,285	29,613	(58,778)	(2,071)
Noncontrolling interests	—	—	—	125	—	125

Total Liabilities and Stockholders’ Equity	$29,975	61,058	15,504	72,563	(109,120)	69,980

*Includes intercompany loans.

See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Three Months Ended March 31, 2019
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	Burlington Resources LLC	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(62)	(117)	(16)	3,448	(359)	2,894

Cash Flows From Investing Activities
Capital expenditures and investments	—	(208)	—	(1,429)	—	(1,637)
Working capital changes associated with investing activities	—	18	—	89	—	107
Proceeds from asset dispositions	—	142	—	—	—	142
Purchases of short-term investments	—	—	—	(1)	—	(1)
Long-term advances/loans—related parties	—	(19)	—	—	19	—
Collection of advances/loans—related parties	—	69	—	82	(89)	62
Intercompany cash management	1,163	205	16	(1,384)	—	—
Other	—	(150)	—	—	—	(150)

Net Cash Provided by (Used in) Investing Activities	1,163	57	16	(2,643)	(70)	(1,477)

Cash Flows From Financing Activities
Issuance of debt	—	—	—	19	(19)	—
Repayment of debt	—	(20)	—	(88)	89	(19)
Issuance of company common stock	(1)	—	—	—	(37)	(38)
Repurchase of company common stock	(752)	—	—	—	—	(752)
Dividends paid	(350)	—	—	(396)	396	(350)
Other	2	—	—	(16)	—	(14)

Net Cash Used in Financing Activities	(1,101)	(20)	—	(481)	429	(1,173)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	—	—	75	—	75

Net Change in Cash, Cash Equivalents and Restricted Cash	—	(80)	—	399	—	319
Cash, cash equivalents and restricted cash at beginning of period	—	1,428	—	4,723	—	6,151

Cash, Cash Equivalents and Restricted Cash at End of Period	$—	1,348	—	5,122	—	6,470

Statement of Cash Flows	Three Months Ended March 31, 2018

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(69)	(123)	1,204	2,550	(1,163)	2,399

Cash Flows From Investing Activities
Capital expenditures and investments	—	(233)	—	(1,308)	6	(1,535)
Working capital changes associated with investing activities	—	(93)	—	121	—	28
Proceeds from asset dispositions	—	141	—	39	(11)	169
Purchases of short-term investments	—	—	—	1,593	—	1,593
Long-term advances/loans—related parties	—	(4)	(29)	—	33	—
Collection of advances/loans—related parties	—	1,306	—	59	(1,306)	59
Intercompany cash management	887	1,638	(1,125)	(1,400)	—	—
Other	—	—	—	(392)	—	(392)

Net Cash Provided by (Used in) Investing Activities	887	2,755	(1,154)	(1,288)	(1,278)	(78)

Cash Flows From Financing Activities
Issuance of debt	—	—	—	33	(33)	—
Repayment of debt	—	(2,807)	(53)	(1,334)	1,306	(2,888)
Issuance of company common stock	19	—	—	—	(37)	(18)
Repurchase of company common stock	(500)	—	—	—	—	(500)
Dividends paid	(338)	—	—	—	—	(338)
Other	1	—	—	(1,238)	1,205	(32)

Net Cash Used in Financing Activities	(818)	(2,807)	(53)	(2,539)	2,441	(3,776)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	—	9	—	116	—	125

Net Change in Cash, Cash Equivalents and Restricted Cash	—	(166)	(3)	(1,161)	—	(1,330)
Cash, cash equivalents and restricted cash at beginning of period	—	234	3	6,299	—	6,536

Cash, Cash Equivalents and Restricted Cash at End of Period	$—	68	—	5,138	—	5,206

See Notes to Consolidated Financial Statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

ConocoPhillips is the world’s largest independent E&P company, based on proved reserves and production of liquids and natural gas. Headquartered in Houston, Texas, we have operations and activities in 17 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Asia and Australia; LNG developments; oil sands assets in Canada; and an inventory of global conventional and unconventional exploration prospects. At March 31, 2019, we employed approximately 10,800 people worldwide and had total assets of $71 billion.

Overview

Global oil prices rebounded by the end of the first quarter 2019 after a precipitous drop in the last few months of 2018. Concerns about a worldwide economic slowdown and an oversupply of crude oil in the fourth quarter of 2018 eased as we entered the new year. Our business strategy anticipates prices will remain cyclical and is designed to be resilient in lower price environments, with significant upside during periods of higher prices. Portfolio diversification and optimization, debt reduction and disciplined capital investment have positioned our company to navigate through periods of volatile energy prices.

Our value proposition principles, namely, to focus on returns, maintain financial strength, grow our dividend and pursue disciplined growth, are being executed in accordance with our priorities for allocating cash flows from the business. These priorities are: invest capital at a level that maintains flat production volumes and pays our existing dividend; grow our existing dividend; maintain debt at a level we believe is sufficient to maintain a strong investment grade credit rating through price cycles; repurchase shares to provide value to our shareholders; and invest capital to grow our cash from operations. We believe our commitment to our value proposition, as evidenced by the results discussed below, position us for success in an environment of price uncertainty and ongoing volatility.

In the first quarter of 2019, we continued to deliver on our priorities. We achieved production growth of 7 percent on a total BOE basis compared with the first quarter of 2018, with higher value oil volumes growing 13 percent. Cash provided by operating activities was $2.9 billion, which exceeded capital expenditures and investments of $1.6 billion, dividends of $0.3 billion, and share repurchases of $0.8 billion.

Operationally, we remain focused on safely executing our operating plan and remaining attentive to our costs. Production excluding Libya was 1,318 MBOED in the first quarter of 2019, an increase of 94 MBOED compared with the same period of 2018. Our underlying production, which excludes Libya and the additional volumes from closed 2018 acquisitions and dispositions of approximately 30 MBOED, increased 5 percent compared with the first quarter of 2018. Production on a per debt-adjusted share basis grew by 13 percent compared with the first quarter of 2018. Production per debt-adjusted share is calculated on an underlying production basis using ending period debt divided by ending share price plus ending shares outstanding. We believe production per debt-adjusted share is useful to investors as it provides a consistent view of production on a total equity basis by converting debt to equity and allows for comparison across peer companies.

In the second quarter of 2019, we completed the sale of our 30 percent interest in the Greater Sunrise Fields to the government of Timor-Leste for $350 million, before customary adjustments. We will recognize an after-tax gain of approximately $50 million in the second quarter. No production or reserve impacts are associated with the sale. Proceeds from this transaction will be used for general corporate purposes. The Greater Sunrise Fields are included in our Asia Pacific and Middle East segment.

In April 2019, we entered into an agreement to sell two ConocoPhillips U.K. subsidiaries to Chrysaor E&P Limited for $2.675 billion plus interest and customary adjustments. Together the subsidiaries indirectly hold the company’s exploration and production assets in the U.K. As part of the transaction, we expect to recognize a U.S. tax benefit of $0.2 billion in the second quarter of 2019 related to a previously unrecognizable U.S. tax basis in the subsidiaries to be sold. Depending on the timing of regulatory approval and other specific conditions precedent, we anticipate recognizing a gain of approximately $2 billion before- and after-tax on completion of the sale in the second half of 2019, subject to customary adjustments and foreign exchange impacts. Full-year 2018 production and year-end 2018 proved reserves associated with the U.K. assets being sold were approximately 72 MBOED and approximately 99 MMBOE, respectively. Results of operations for the U.K. are reported within our Europe and North Africa segment. See Note 5—Assets Sold and Planned Dispositions in the Notes to Consolidated Financial Statements, for additional information.

Business Environment

Dated Brent crude oil prices exited the first quarter of 2019 approaching $70 per barrel after reaching a low of $50 per barrel at the end of December 2018. Global oil prices improved due to ongoing growth in global demand concurrent with a moderating pace of growth in supplies.

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

Our earnings and operating cash flows generally correlate with industry price levels for crude oil and natural gas, the prices of which are subject to factors external to the company and over which we have no control. The following graph depicts the trend in average benchmark prices for WTI crude oil, Dated Brent crude oil and Henry Hub natural gas:

Brent crude oil prices averaged $63.20 per barrel in the first quarter of 2019, a decrease of 5 percent compared with $66.76 per barrel in the first quarter of 2018, and a decrease of 7 percent compared with $67.76 per barrel in the fourth quarter of 2018. Industry crude prices for WTI averaged $54.87 per barrel in the first quarter of 2019, a decrease of 13 percent compared with $62.88 per barrel in the first quarter of 2018, and a decrease of 7 percent compared with $59.09 per barrel in the fourth quarter of 2018.

Henry Hub natural gas prices averaged $3.15 per MMBTU in the first quarter of 2019, an increase of 5 percent compared with $3.01 per MMBTU in the first quarter of 2018, and a decrease of 14 percent compared with $3.65 per MMBTU in the fourth quarter of 2018. Weather driven demand was the primary factor influencing relative prices in early 2019 compared to the first and fourth quarter of 2018.

Our realized bitumen price increased from $14.06 per barrel in the first quarter of 2018 and $11.65 per barrel in the fourth quarter of 2018, to $33.15 per barrel in the first quarter of 2019. Curtailment orders imposed by the Alberta Government, which limited production from the province starting January 2019, provided strength to the WCS differential to WTI at Hardisty during the first quarter. We continue to optimize bitumen price realizations through the utilization of downstream transportation solutions and implementation of alternate blend capability which results in lower diluent costs.

Our total average realized price was $50.59 per BOE in the first quarter of 2019, compared with $50.49 per BOE in the first quarter of 2018, as higher LNG and bitumen prices were largely offset by lower crude, natural gas liquids and natural gas prices.

Key Operating and Financial Summary

Significant items during the first quarter of 2019 included the following:

•	Cash provided by operating activities was $2.9 billion and exceeded capital expenditures and investments of $1.6 billion, share repurchases of $0.8 billion and dividends of $0.3 billion.
•	The $1.1 billion of share repurchases and dividends represents 37 percent of cash provided by operating activities.
•	First-quarter production excluding Libya of 1,318 MBOED; year-over-year underlying production grew 5 percent overall and 13 percent on a production per debt-adjusted share basis.
•	Grew production from the Lower 48 Big 3 unconventionals—Eagle Ford, Bakken and Delaware—by 30 percent year-over-year.
•	Ended the quarter with cash, cash equivalents and restricted cash totaling $6.5 billion and short-term investments of $0.2 billion.
•	Received a ruling from the ICSID ordering Venezuela to pay $8.7 billion for unlawful expropriation.
•	Closed the sale of the Greater Sunrise Fields in April for $350 million before customary adjustments.
•	Announced $2.7 billion U.K. divestiture agreement in April, plus interest and customary adjustments, subject to regulatory and other approvals.

Outlook

Production and Capital Guidance

Second-quarter 2019 production is expected to be 1,240 to 1,280 MBOED, reflecting the impact from seasonal turnarounds planned in Alaska, Canada and Europe. Production is expected to ramp up in the second half of the year, with full-year 2019 production expected to be 1,300 to 1,350 MBOED, unchanged from prior guidance. This guidance excludes Libya and does not include impacts from the recently announced U.K. divestiture agreement.

Capital expenditures guidance of $6.1 billion remains unchanged and does not include impacts from the U.K. divestiture agreement.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2019, is based on a comparison with the corresponding period of 2018.

Consolidated Results

A summary of the company’s net income attributable to ConocoPhillips by business segment follows:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Alaska	$384	524
Lower 48	193	308
Canada	122	(65)
Europe and North Africa	207	245
Asia Pacific and Middle East	525	461
Other International	131	(44)
Corporate and Other	271	(541)

Net income attributable to ConocoPhillips	$1,833	888

Net income attributable to ConocoPhillips increased $945 million in the first quarter of 2019, mainly due to:

•

An unrealized gain of $343 million on our Cenovus Energy (CVE) common shares in the first quarter of 2019, and the absence of a $123 million unrealized loss on those shares in the first quarter of 2018.

•	Higher crude oil sales volumes due to growth in the Lower 48 unconventionals and the acquisition of incremental interests from operated assets in Alaska during the second and fourth quarters of 2018.
•	Higher realized LNG prices in our Asia Pacific and Middle East segment.
•	The absence of premiums on debt retirements totaling $193 million after-tax in the first quarter of 2018.
•	A settlement agreement with Petróleos de Venezuela, S.A. (PDVSA) resulting in other income of $147 million before- and after-tax.

The increases in net income were partly offset by:

•	Lower realized crude oil prices in all segments.
•	Lower volumes from Qatar Liquefied Gas Company Limited (3) (QG3) due to turnaround activity, impacting equity in earnings of affiliates.
•	Higher DD&A and production and operating expenses associated with increased production volumes, primarily in the Lower 48 and Alaska.

See the “Segment Results” section for additional information.

Income Statement Analysis

Sales and other operating revenues increased 4 percent in the first quarter of 2019 mainly due to higher sales volumes of crude oil in the Lower 48 and Alaska and higher bitumen realizations in Canada, partly offset by lower realized crude oil prices.

Other income (loss) increased $754 million in the first quarter of 2019. The increase was largely due to a $343 million unrealized gain on our CVE common shares in the first quarter of 2019 and the absence of a $123 million unrealized loss on those shares in the first quarter of 2018. Additionally, other income increased due to recognition of $147 million related to a settlement agreement with PDVSA. See Note 12—Contingencies and Commitments, for additional information regarding the settlement agreement with PDVSA.

Production and operating expenses increased 9 percent in the first quarter of 2019 primarily due to higher production volumes in Alaska and the Lower 48.

DD&A increased 9 percent in the first quarter of 2019, mainly due to higher production volumes in the Lower 48 and Alaska.

Other expenses decreased $189 million in the first quarter of 2019 primarily due to the absence of a $206 million before-tax expense for premiums on early debt retirements in the first quarter of 2018.

Summary Operating Statistics

	Three Months Ended March 31
	2019	2018

Average Net Production
Crude oil (MBD)	715	636
Natural gas liquids (MBD)	110	96
Bitumen (MBD)	63	66
Natural gas (MMCFD)*	2,840	2,828

Total Production (MBOED)	1,361	1,269

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)	$59.45	65.49
Natural gas liquids (per barrel)	23.85	28.37
Bitumen (per barrel)	33.15	14.06
Natural gas (per thousand cubic feet)	6.00	5.13

	Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical, and lease rental, and other	$83	75
Leasehold impairment	17	5
Dry holes	10	15

	$110	95

*Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and natural gas liquids on a worldwide basis. At March 31, 2019, our operations were producing in the U.S., Norway, the U.K., Canada, Australia, Timor-Leste, Indonesia, China, Malaysia, Qatar and Libya.

Total production, including Libya, increased 92 MBOED or 7 percent in the first quarter of 2019, primarily due to:

•	New wells online in the Lower 48.
•	An increased interest in the Western North Slope (WNS) and Greater Kuparuk Area (GKA) of Alaska following acquisitions closed in 2018.
•	Higher production in Norway due to drilling activity and the startup of Aasta Hansteen in December 2018.

The increase in first quarter 2019 production was partly offset by:

•	Normal field decline.
•

Disposition impacts from non-core asset sales in the Lower 48 and the sale of a ConocoPhillips subsidiary holding 16.5 percent of our 24 percent interest in the BP-operated Clair Field in the U.K. during 2018.

•	Planned turnaround activity at QG3.
•	A curtailment imposed by the Alberta government in Canada, which temporarily limits production from the province, beginning January 2019.

Production excluding Libya was 1,318 MBOED in the first quarter of 2019, an increase of 94 MBOED or 8 percent compared with the same period of 2018. Our underlying production, which excludes Libya and the additional volumes from closed 2018 acquisitions and dispositions of 30 MBOED, increased 5 percent compared with the first quarter of 2018.

Segment Results

Alaska

	Three Months Ended March 31
	2019	2018

Net Income Attributable to ConocoPhillips (millions of dollars)	$384	524

Average Net Production
Crude oil (MBD)	210	174
Natural gas liquids (MBD)	17	16
Natural gas (MMCFD)	8	7

Total Production (MBOED)	228	191

Average Sales Prices
Crude oil (dollars per barrel)	$62.81	68.31
Natural gas (dollars per thousand cubic feet)	3.42	2.51

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas liquids and natural gas. As of March 31, 2019, Alaska contributed 26 percent of our worldwide liquids production and less than 1 percent of our worldwide natural gas production.

Earnings from Alaska decreased $140 million in the first quarter of 2019, compared with the same period of 2018. The decrease in earnings was mainly due to lower realized crude oil prices and the absence of a $79 million after-tax benefit resulting from an accrual reduction related to a transportation cost ruling by the FERC, recorded in the first quarter of 2018. Partly offsetting the decrease in earnings was higher sales volumes due to increased interests in the WNS and GKA following acquisitions completed in the second and fourth quarters of 2018, respectively.

Average production increased 37 MBOED or 19 percent in the first quarter of 2019 compared with the same period of 2018, primarily due to acquiring incremental interests in the WNS and GKA in 2018, which contributed 48 MBOED of volumes to our Alaska segment in the first quarter of 2019. Production also increased due to the rampup of Greater Mooses Tooth #1 following first oil in the fourth quarter of 2018. Partly offsetting the increase in production was normal field decline.

Lower 48

	Three Months Ended March 31
	2019	2018

Net Income Attributable to ConocoPhillips (millions of dollars)	$193	308

Average Net Production
Crude oil (MBD)	245	197
Natural gas liquids (MBD)	74	60
Natural gas (MMCFD)	568	568

Total Production (MBOED)	414	352

Average Sales Prices
Crude oil (dollars per barrel)	$53.15	61.99
Natural gas liquids (dollars per barrel)	20.66	24.57
Natural gas (dollars per thousand cubic feet)	2.74	2.76

The Lower 48 segment consists of operations located in the contiguous U.S. and the Gulf of Mexico. As of March 31, 2019, the Lower 48 contributed 36 percent of our worldwide liquids production and 20 percent of our worldwide natural gas production.

Earnings from the Lower 48 decreased $115 million in the first quarter of 2019, compared with the same period of 2018, primarily due to lower realized crude oil and NGL prices; higher DD&A and production and operating expenses associated with increased production volumes; and a $47 million after-tax impairment associated with the sale of our interests in the Golden Pass LNG Terminal and Golden Pass Pipeline. Partly offsetting the decrease in earnings was increased crude oil and NGL volumes in the Eagle Ford, Bakken and Delaware in the Permian Basin.

Total average production increased 62 MBOED or 18 percent in the first quarter of 2019, compared with the same period of 2018, primarily due to new production from unconventional assets in Eagle Ford, Bakken and Delaware in the Permian Basin, partly offset by normal field decline and the absence of 12 MBOED from non-core dispositions in 2018.

Asset Disposition Update

In January 2019, we entered into agreements to sell our 12.4 percent ownership interests in the Golden Pass LNG Terminal and Golden Pass Pipeline. We have also entered into agreements to amend our contractual obligations for retaining use of the facilities. As a result of entering into these agreements, we recognized a before-tax impairment of $60 million in the first quarter of 2019 which is included in the “Equity in earnings of affiliates” line on our consolidated income statement. The transaction is subject to regulatory approval. Both ownership interests are accounted for as equity affiliates in our Lower 48 segment. See Note 5—Assets Sold and Planned Dispositions and Note 14—Fair Value Measurement in the Notes to Consolidated Financial Statements, for additional information.

Canada

	Three Months Ended March 31
	2019	2018

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$122	(65)

Average Net Production
Crude oil (MBD)	1	2
Bitumen (MBD)	63	66
Natural gas (MMCFD)	7	13

Total Production (MBOED)	65	70

Average Sales Prices
Bitumen (dollars per barrel)*	$33.15	14.06

*Average prices for sales of bitumen excludes additional value realized from the purchase and sale of third-party volumes for optimization of our pipeline capacity between Canada and the U.S. Gulf Coast.

Our Canadian operations mainly consist of an oil sands development in the Athabasca Region of northeastern Alberta and a liquids-rich unconventional play in western Canada. As of March 31, 2019, Canada contributed 7 percent of our worldwide liquids production and less than 1 percent of our worldwide natural gas production.

Earnings from Canada increased $187 million in the first quarter of 2019, compared with the same period of 2018, primarily due to higher realized bitumen prices and a $68 million tax benefit primarily comprised of a previously unrecognizable tax basis related to a tax settlement.

Total average production decreased 5 MBOED in the first quarter of 2019, compared with the same period of 2018. The production decrease was primarily due to a mandated production curtailment imposed by the Alberta Government in January 2019, which limited our first quarter production by 7 MBOED. This measure is intended to strengthen the WCS differential to WTI at Hardisty and is anticipated to be temporary.

Europe and North Africa

	Three Months Ended March 31
	2019	2018

Net Income Attributable to ConocoPhillips (millions of dollars)	$207	245

Average Net Production
Crude oil (MBD)	152	158
Natural gas liquids (MBD)	8	8
Natural gas (MMCFD)	604	548

Total Production (MBOED)	260	258

Average Sales Prices
Crude oil (dollars per barrel)	$62.83	65.57
Natural gas liquids (dollars per barrel)	31.15	32.98
Natural gas (dollars per thousand cubic feet)	6.55	7.38

The Europe and North Africa segment consists of operations principally located in the Norwegian and U.K. sectors of the North Sea, the Norwegian Sea, and Libya. As of March 31, 2019, our Europe and North Africa operations contributed 18 percent of our worldwide liquids production and 21 percent of our worldwide natural gas production.

Earnings for Europe and North Africa operations decreased by $38 million in the first quarter of 2019, compared with the same period of 2018, primarily due to lower crude oil sales volumes in the U.K., mainly due to lift timing, and lower realized natural gas and crude oil prices.

Average production increased 1 percent in the first quarter of 2019 compared with the same period of 2018. The production increase was primarily due to new wells online in Norway and the U.K., including the rampup of production at Aasta Hansteen in Norway. Partly offsetting this production increase were normal field decline and the sale of a ConocoPhillips subsidiary holding 16.5 percent of our 24 percent interest in the BP-operated Clair Field in the U.K. during the fourth quarter of 2018.

Asset Disposition Update

In April 2019, we entered into an agreement to sell two ConocoPhillips U.K. subsidiaries to Chrysaor E&P Limited for $2.675 billion plus interest and customary adjustments. Together the subsidiaries indirectly hold the company’s exploration and production assets in the U.K. As part of the transaction, we expect to recognize a U.S. tax benefit of $0.2 billion in the second quarter of 2019 related to a previously unrecognizable U.S. tax basis in the subsidiaries to be sold. Depending on the timing of regulatory approval and other specific conditions precedent, we anticipate recognizing a gain of approximately $2 billion before- and after-tax on completion of the sale in the second half of 2019, subject to customary adjustments and foreign exchange impacts. Full-year 2018 production and year-end 2018 proved reserves associated with the U.K. assets being sold were approximately 72 MBOED and approximately 99 MMBOE, respectively. See Note 5—Assets Sold and Planned Dispositions in the Notes to Consolidated Financial Statements, for additional information.

Asia Pacific and Middle East

	Three Months Ended March 31
	2019	2018

Net Income Attributable to ConocoPhillips (millions of dollars)	$525	461

Average Net Production
Crude oil (MBD)
Consolidated operations	95	90
Equity affiliates	12	15

Total crude oil	107	105

Natural gas liquids (MBD)
Consolidated operations	4	4
Equity affiliates	7	8

Total natural gas liquids	11	12

Natural gas (MMCFD)
Consolidated operations	665	639
Equity affiliates	988	1,053

Total natural gas	1,653	1,692

Total Production (MBOED)	394	398

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$62.94	67.07
Equity affiliates	59.53	66.50
Total crude oil	62.58	66.99
Natural gas liquids (dollars per barrel)
Consolidated operations	40.13	44.36
Equity affiliates	38.19	43.99
Total natural gas liquids	38.96	44.13
Natural gas (dollars per thousand cubic feet)
Consolidated operations	6.36	5.57
Equity affiliates	7.31	5.04
Total natural gas	6.93	5.23

The Asia Pacific and Middle East segment has operations in China, Indonesia, Malaysia, Australia, Timor-Leste and Qatar. As of March 31, 2019, Asia Pacific and Middle East contributed 13 percent of our worldwide liquids production and 58 percent of our worldwide natural gas production.

Earnings increased $64 million in the first quarter of 2019, compared with the same period of 2018, primarily due to higher realized LNG prices. Partly offsetting the increase in earnings was lower sales volumes at QG3, which negatively impacted equity in earnings of affiliates.

Average production decreased 4 MBOED or 1 percent in the first quarter of 2019, compared with the same period of 2018, primarily due to planned downtime at QG3 and Indonesia, and normal field decline. Partly offsetting these impacts, were new production from China and Bayu Undan, and less unplanned downtime at the Kebabangan gas field in Malaysia.

Asset Disposition Update

In the second quarter of 2019, we completed the sale of our 30 percent interest in the Greater Sunrise Fields to the government of Timor-Leste for $350 million, before customary adjustments. We will recognize an after-tax gain of approximately $50 million in the second quarter. No production or reserve impacts are associated with the sale.

Other International

	Three Months Ended March 31
	2019	2018

Net Income (Loss) Attributable to ConocoPhillips (millions of dollars)	$131	(44)

The Other International segment consists of exploration activities in Colombia, Chile and Argentina.

Earnings from our Other International operations increased $175 million in the first quarter of 2019, compared with the same period of 2018, mainly due to recognizing $147 million in other income related to a settlement award with PDVSA associated with prior operations in Venezuela, in the first quarter of 2019. Earnings were further improved due to the absence of a $34 million tax settlement in Nigeria associated with prior operations, recorded in the first quarter of 2018. See Note 12—Contingencies and Commitments in the Notes to Consolidated Financial Statements, for additional information.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Net Income (Loss) Attributable to ConocoPhillips
Net interest	$(196)	(160)
Corporate general and administrative expenses	(65)	(50)
Technology	96	(10)
Other	436	(321)

	$271	(541)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest increased by $36 million in the first quarter of 2019, primarily due to the absence of an accrual reduction related to a transportation cost ruling by the FERC in the first quarter of 2018, partly offset by lower interest on debt expense in the first quarter of 2019.

Corporate general and administrative expenses include compensation programs and staff costs. These expenses increased by $15 million mainly due to higher costs associated with certain compensation programs in the first quarter of 2019.

Technology includes our investment in new technologies or businesses, as well as licensing revenues. Activities are focused on both conventional and tight oil reservoirs, shale gas, heavy oil, oil sands, enhanced oil recovery, as well as LNG. Earnings from Technology increased $106 million in the first quarter of 2019 primarily due to higher licensing revenues.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, premiums incurred on the early retirement of debt, unrealized holding gains or losses on equity securities, and pension settlement expense. “Other” increased by $757 million in the first quarter of 2019, compared with the same period of 2018, primarily due to an unrealized gain of $343 million in the first quarter of 2019 on our CVE common shares, compared with an unrealized loss of $123 million on those shares in the first quarter of 2018 and the absence of $193 million after-tax in premiums on early retirement of debt in the first quarter of 2018.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators

	Millions of Dollars
	March 31 2019	December 31 2018

Short-term debt	$113	112
Total debt	14,945	14,968
Total equity	32,981	32,064
Percent of total debt to capital*	31%	32
Percent of floating-rate debt to total debt	5%	5

*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs, and our ability to sell securities using our shelf registration statement. During the first quarter of 2019, the primary uses of our available cash were $1,637 million to support our ongoing capital expenditures and investments program, $752 million to repurchase common stock, and $350 million to pay dividends. During the first quarter of 2019, our cash, cash equivalents and restricted cash increased by $319 million to $6,470 million.

We believe current cash balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Sources of Capital” section, will be sufficient to meet our funding requirements in the near and long-term, including our capital spending program, dividend payments and required debt payments.

Significant Sources of Capital

Operating Activities

Cash provided by operating activities was $2,894 million for the first quarter of 2019, compared with $2,399 million for the corresponding period of 2018. The increase was primarily due to higher sales volumes as well as a payment received for a settlement agreement with PDVSA.

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

Investing Activities

In April 2019, we entered into an agreement to sell two ConocoPhillips U.K. subsidiaries to Chrysaor for $2.675 billion plus interest and customary adjustments. The effective date of the transaction will be January 1, 2018. The transaction is subject to regulatory approval and other specific conditions precedent and is expected to be completed in the second half of 2019. For additional information on our dispositions, see Note 5—Assets Sold and Planned Dispositions, in the Notes to Consolidated Financial Statements.

Commercial Paper and Credit Facilities

We have a revolving credit facility totaling $6.0 billion, expiring in May 2023. Our revolving credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or any of its consolidated subsidiaries.

Credit facility borrowings may bear interest at a margin above rates offered by certain designated banks in the London interbank market or at a margin above the overnight federal funds rate or prime rates offered by certain designated banks in the U.S. The agreement calls for commitment fees on available, but unused, amounts. The agreement also contains early termination rights if our current directors or their approved successors cease to be a majority of the Board of Directors.

The revolving credit facility supports the ConocoPhillips Company $6.0 billion commercial paper program, which is primarily a funding source for short-term working capital needs. Commercial paper maturities are generally limited to 90 days.

We had no commercial paper outstanding at March 31, 2019 or December 31, 2018. We had no direct outstanding borrowings or letters of credit under the revolving credit facility at March 31, 2019 or December 31, 2018. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.0 billion in borrowing capacity under our revolving credit facility at March 31, 2019.

Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At March 31, 2019 and December 31, 2018, we had direct bank letters of credit of $274 million and $323 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of credit ratings downgrades, we may be required to post additional letters of credit.

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

Our debt balance at March 31, 2019, was $15 billion, unchanged from December 31, 2018.

On January 30, 2019, we announced a quarterly dividend of $0.305 per share. The dividend was paid on March 1, 2019, to stockholders of record at the close of business on February 11, 2019. On May 1, 2019, we announced a quarterly dividend of $0.305 per share, payable June 3, 2019, to stockholders of record at the close of business on May 13, 2019.

In late 2016, we initiated our current share repurchase program. As of July 12, 2018, we had announced a total authorization to repurchase $15 billion of our common stock. We repurchased $3 billion in 2017 and $3 billion in 2018. We expect to execute $3 billion of the remaining $9 billion of our share repurchase program in 2019. Whether we undertake these additional repurchases is ultimately subject to numerous considerations, market conditions and other factors. See the “Our ability to declare and pay dividends and repurchase shares is subject to certain considerations” section in Risk Factors on pages 20-21 of our 2018 Annual Report on Form 10-K for additional information. Since our share repurchase program began in November 2016, we have repurchased 122 million shares at a cost of $6.9 billion through March 31, 2019.

Capital Expenditures

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Alaska	$410	263
Lower 48	834	751
Canada	123	173
Europe and North Africa	157	216
Asia Pacific and Middle East	96	99
Other International	1	1
Corporate and Other	16	32

Capital expenditures and investments	$1,637	1,535

During the first quarter of 2019, capital expenditures and investments supported key exploration and development programs, primarily:

•	Development, appraisal and exploration activities in the Lower 48, including Eagle Ford, Bakken and Delaware in the Permian Basin.
•	Appraisal and development activities in Alaska related to the Western North Slope; development activities in the Greater Kuparuk Area and the Greater Prudhoe Area.
•	Development activities across assets in Norway and the U.K.
•	Optimization of oil sands development and appraisal activities in liquids-rich plays in Canada.
•	Continued development in China, Australia, Malaysia and Indonesia.

Our current 2019 outlook for capital expenditures remains unchanged from our budget of $6.1 billion.

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

Environmental

We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 65–67 of our 2018 Annual Report on Form 10-K.

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of March 31, 2019, there were 15 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws.

At March 31, 2019, our balance sheet included a total environmental accrual of $176 million, compared with $178 million at December 31, 2018, for remediation activities in the U.S. and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

Climate Change

Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated state, national and international laws focusing on GHG reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Examples of legislation and precursors for possible regulation that do or could affect our operations include the EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)) and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, that trigger regulation of GHGs under the Clean Air Act, may trigger more climate-based claims for damages, and may result in longer agency review time for development projects.

For other examples of legislation or precursors for possible regulation and factors on which the ultimate impact on our financial performance will depend, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 67–69 of our 2018 Annual Report on Form 10-K.

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

In 2017 and 2018, cities, counties, and a state government in California, New York, Washington, Rhode Island and Maryland, as well as the Pacific Coast Federation of Fishermen’s Association, Inc., have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. ConocoPhillips is vigorously defending against these lawsuits. The lawsuits brought by the Cities of San Francisco, Oakland and New York have been dismissed by the district courts and appeals are pending.

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
•	Substantial investment in and development use of, competing or alternative energy sources, including as a result of existing or future environmental rules and regulations.
•	Liability for remedial actions, including removal and reclamation obligations, under environmental regulations.
•	Liability resulting from litigation or our failure to comply with applicable laws and regulations.
•

General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, bitumen, natural gas, LNG and natural gas liquids pricing, regulation or taxation; the impact of and uncertainty surrounding the U.K.’s decision to withdraw from the EU; and other political, economic or diplomatic developments.

•	Volatility in the commodity futures markets.
•

Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business, including changes resulting from the implementation and interpretation of the Tax Cuts and Jobs Act.

•	Competition and consolidation in the oil and gas exploration and production industry.
•	Any limitations on our access to capital or increase in our cost of capital, including as a result of illiquidity or uncertainty in domestic or international financial markets.
•	Our inability to execute, or delays in the completion, of any asset dispositions or acquisitions we elect to pursue.
•

Potential failure to obtain, or delays in obtaining, any necessary regulatory approvals for asset dispositions or acquisitions or that such approvals may require modification to the terms of the transactions or the operation of our remaining business.

•	Potential disruption of our operations as a result of asset dispositions or acquisitions, including the diversion of management time and attention.
•	Our inability to deploy the net proceeds from any asset dispositions we undertake in the manner and timeframe we currently anticipate, if at all.
•	Our inability to liquidate the common stock issued to us by Cenovus Energy as part of our sale of certain assets in western Canada at prices we deem acceptable, or at all.
•	The operation and financing of our joint ventures.
•	The ability of our customers and other contractual counterparties to satisfy their obligations to us, including our ability to collect payments when due from the government of Venezuela or PDVSA.
•	Our inability to realize anticipated cost savings and expenditure reductions.
•	The factors generally described in Item 1A—Risk Factors in our 2018 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three months ended March 31, 2019, does not differ materially from that discussed under Item 7A in our 2018 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2019, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively as of March 31, 2019.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

There are no new material legal proceedings or material developments with respect to matters previously disclosed in Item 3 of our 2018 Annual Report on Form 10-K.

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A of our 2018 Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 1-31, 2019	4,063,794	$65.04	4,063,794	$8,611
February 1-28, 2019	3,371,300	68.65	3,371,300	8,379
March 1-31, 2019	3,781,800	67.64	3,781,800	8,123

	11,216,894	$67.00	11,216,894

*There were no repurchases of common stock from company employees in connection with the company’s broad-based employee incentive plans.

On November 10, 2016, we announced plans to purchase up to $3 billion of our common stock through 2019. On March 29, 2017, we announced plans to repurchase an additional $3 billion of common stock through 2019. On July 12, 2018, we announced an authorization of an additional $9 billion for share repurchases at any time or from time to time (whether before, on or after December 31, 2019) bringing the total program authorization to $15 billion. As of March 31, 2019, approximately $8.1 billion remained available for purchase under the program. Acquisitions for the share repurchase program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See the “Our ability to declare and pay dividends and repurchase shares is subject to certain considerations” section in Risk Factors on pages 20–21 of our 2018 Annual Report on Form 10-K.

Item 6.	EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Catherine A. Brooks
Catherine A. Brooks Vice President and Controller (Chief Accounting and Duly Authorized Officer)

May 2, 2019