Form 10-Q
period 2019-06-30
CONOCOPHILLIPS
filed 2019-08-01
CIK 1163165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Stock, $.01 Par Value	COP	New York Stock Exchange
7% Debentures due 2029	CUSIP – 718507BK1	New York Stock Exchange

The registrant had 1,110,141,595 shares of common stock, $.01 par value, outstanding at June 30, 2019.

CONOCOPHILLIPS

Commonly Used Abbreviations

The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
GBP	British pound	ASU	accounting standards update
		DD&A	depreciation, depletion and
Units of Measurement			amortization
BOE	barrels of oil equivalent	FASB	Financial Accounting Standards
MBD	thousands of barrels per day		Board
MCF	thousand cubic feet	FIFO	first-in, first-out
MMBOE	million barrels of oil equivalent	G&A	general and administrative
MBOED	thousands of barrels of oil	GAAP	generally accepted accounting
	equivalent per day		principles
MMBTU	million British thermal units	LIFO	last-in, first-out
MMCFD	million cubic feet per day	NPNS	normal purchase normal sale
		PP&E	properties, plants and equipment
Industry		SAB	staff accounting bulletin
CBM	coalbed methane	VIE or VIEs	variable interest entity
E&P	exploration and production
FEED	front-end engineering and design	Miscellaneous
FPS	floating production system	EPA	Environmental Protection Agency
FPSO	floating production, storage and	EU	European Union
	offloading	FERC	Federal Energy Regulatory
JOA	joint operating agreement		Commission
LNG	liquefied natural gas	GHG	greenhouse gas
NGL or NGLs	natural gas liquids	HSE	health, safety and environment
OPEC	Organization of Petroleum	ICC	International Chamber of
	Exporting Countries		Commerce
PSC	production sharing contract	ICSID	World Bank’s International
PUD or PUDs	proved undeveloped reserves		Centre for Settlement of
SAGD	steam-assisted gravity drainage		Investment Disputes
WCS	Western Canada Select	IRS	Internal Revenue Service
WTI	West Texas Intermediate	OTC	over-the-counter
		SEC	U.S. Securities and Exchange
Commission
		TSR	total shareholder return
		U.K.	United Kingdom
		U.S.	United States of America

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Revenues and Other Income
Sales and other operating revenues	$7,953	8,504	17,103	17,302
Equity in earnings of affiliates	173	265	361	473
Gain on dispositions	82	55	99	62
Other income	172	416	874	364
Total Revenues and Other Income	8,380	9,240	18,437	18,201

Costs and Expenses
Purchased commodities	2,674	3,064	6,349	6,778
Production and operating expenses	1,418	1,313	2,689	2,484
Selling, general and administrative expenses	129	118	282	217
Exploration expenses	122	69	232	164
Depreciation, depletion and amortization	1,490	1,438	3,036	2,850
Impairments	1	(35)	2	(23)
Taxes other than income taxes	194	273	469	456
Accretion on discounted liabilities	87	89	173	177
Interest and debt expense	165	177	398	361
Foreign currency transaction (gains) losses	28	(28)	40	2
Other expenses	14	143	22	340
Total Costs and Expenses	6,322	6,621	13,692	13,806
Income before income taxes	2,058	2,619	4,745	4,395
Income tax provision	461	965	1,302	1,841
Net income	1,597	1,654	3,443	2,554
Less: net income attributable to noncontrolling interests	(17)	(14)	(30)	(26)
Net Income Attributable to ConocoPhillips	$1,580	1,640	3,413	2,528

Net Income Attributable to ConocoPhillips Per Share
of Common Stock (dollars)
Basic	$1.40	1.40	3.01	2.15
Diluted	1.40	1.39	3.00	2.13

Average Common Shares Outstanding (in thousands)
Basic	1,125,995	1,172,378	1,132,691	1,176,064
Diluted	1,131,242	1,181,167	1,139,511	1,184,499
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Net Income	$1,597	1,654	3,443	2,554
Other comprehensive income (loss)
Defined benefit plans
Reclassification adjustment for amortization of prior
service credit included in net income	(10)	(10)	(18)	(20)
Net actuarial loss arising during the period	-	(42)	-	(42)
Reclassification adjustment for amortization of net actuarial
losses included in net income	32	171	58	195
Nonsponsored plans	-	(1)	-	(1)
Income taxes on defined benefit plans	(5)	(25)	(10)	(28)
Defined benefit plans, net of tax	17	93	30	104
Foreign currency translation adjustments	71	(359)	246	(281)
Income taxes on foreign currency translation adjustments	(1)	-	-	-
Foreign currency translation adjustments, net of tax	70	(359)	246	(281)
Other Comprehensive Income (Loss), Net of Tax	87	(266)	276	(177)
Comprehensive Income	1,684	1,388	3,719	2,377
Less: comprehensive income attributable to noncontrolling interests	(17)	(14)	(30)	(26)
Comprehensive Income Attributable to ConocoPhillips	$1,667	1,374	3,689	2,351
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	June 30	December 31
	2019	2018
Assets
Cash and cash equivalents	$5,941	5,915
Short-term investments	732	248
Accounts and notes receivable (net of allowance of $11 million in 2019
and $25 million in 2018)	3,490	3,920
Accounts and notes receivable—related parties	161	147
Investment in Cenovus Energy	1,835	1,462
Inventories	1,089	1,007
Prepaid expenses and other current assets	2,552	575
Total Current Assets	15,800	13,274
Investments and long-term receivables	8,748	9,329
Loans and advances—related parties	268	335
Net properties, plants and equipment (net of accumulated depreciation, depletion
and amortization of $60,043 million in 2019 and $64,899 million in 2018)	44,334	45,698
Other assets	2,111	1,344
Total Assets	$71,261	69,980

Liabilities
Accounts payable	$3,618	3,863
Accounts payable—related parties	17	32
Short-term debt	114	112
Accrued income and other taxes	1,213	1,320
Employee benefit obligations	529	809
Other accruals	3,505	1,259
Total Current Liabilities	8,996	7,395
Long-term debt	14,809	14,856
Asset retirement obligations and accrued environmental costs	5,996	7,688
Deferred income taxes	4,825	5,021
Employee benefit obligations	1,689	1,764
Other liabilities and deferred credits	1,872	1,192
Total Liabilities	38,187	37,916

Equity
Common stock (2,500,000,000 shares authorized at $ 0.010 par value)
Issued (2019—1,794,922,850 shares; 2018—1,791,637,434 shares)
Par value	18	18
Capital in excess of par	46,922	46,879
Treasury stock (at cost: 2019—684,781,255 shares; 2018—653,288,213 shares)	(44,906)	(42,905)
Accumulated other comprehensive loss	(5,827)	(6,063)
Retained earnings	36,769	34,010
Total Common Stockholders’ Equity	32,976	31,939
Noncontrolling interests	98	125
Total Equity	33,074	32,064
Total Liabilities and Equity	$71,261	69,980
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Six Months Ended
	June 30
	2019	2018

Cash Flows From Operating Activities
Net income	$3,443	2,554
Adjustments to reconcile net income net cash provided by operating activities
Depreciation, depletion and amortization	3,036	2,850
Impairments	2	(23)
Dry hole costs and leasehold impairments	68	36
Accretion on discounted liabilities	173	177
Deferred taxes	(221)	262
Undistributed equity earnings	362	94
Gain on dispositions	(99)	(62)
Other	(394)	(238)
Working capital adjustments
Decrease in accounts and notes receivable	461	455
Increase in inventories	(77)	(21)
Increase in prepaid expenses and other current assets	(149)	(148)
Decrease in accounts payable	(326)	(282)
Increase (decrease) in taxes and other accruals	(494)	87
Net Cash Provided by Operating Activities	5,785	5,741

Cash Flows From Investing Activities
Capital expenditures and investments	(3,366)	(3,534)
Working capital changes associated with investing activities	24	(92)
Proceeds from asset dispositions	701	308
Net sales (purchases) of short-term investments	(485)	1,257
Collection of advances/loans—related parties	62	59
Other	126	(25)
Net Cash Used in Investing Activities	(2,938)	(2,027)

Cash Flows From Financing Activities
Repayment of debt	(38)	(4,952)
Issuance of company common stock	(36)	42
Repurchase of company common stock	(2,002)	(1,146)
Dividends paid	(696)	(675)
Other	(55)	(48)
Net Cash Used in Financing Activities	(2,827)	(6,779)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted
Cash	26	(14)

Net Change in Cash, Cash Equivalents and Restricted Cash	46	(3,079)
Cash, cash equivalents and restricted cash at beginning of period	6,151	6,536
Cash, Cash Equivalents and Restricted Cash at End of Period	$6,197	3,457

Restricted cash of $87 million and $169 million are included in the "Prepaid expenses and other current assets" and "Other assets" lines,respectively, of our Consolidated Balance Sheet as of June 30, 2019.

Restricted cash totaling $236 million is included in the "Other assets" line of our Consolidated Balance Sheet as of December 31, 2018.

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

We adopted the provisions of FASB ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” beginning January 1, 2019. The ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, eliminating the stranded tax effects.The cumulative effect to our consolidated balance sheet at January 1, 2019 for the adoption of ASU No. 2018-02 was as follows:

	Millions of Dollars
	December 31	ASU No. 2018-02	January 1
	2018	Adjustments	2019
Equity
Accumulated other comprehensive loss	$(6,063)	(40)	(6,103)
Retained earnings	34,010	40	34,050
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

As of June 30, 2019, we have not provided any financial support to APLNG other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of APLNG. See Note 6—Investments, Loans and Long-Term Receivables, and Note 11—Guarantees, for additional information.

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

Based on inputs related to the fair value of MWCC observed in the second quarter of 2019, we reduced the carrying value of our equity method investment in MWCC to $30 million and recorded a before-tax impairment of $95 million which is included in the “Equity in earnings of affiliates” line on our consolidated income statement. For additional information see Note 14—Fair Value Measurement.

At June 30, 2019, the carrying value of our equity method investment in MWCC was $29 million. We have not provided any financial support to MWCC other than amounts previously contractually required. Unless we elect otherwise, we have no requirement to provide liquidity or purchase the assets of MWCC.

Note 4—Inventories

Inventories consisted of the following:

	Millions of Dollars
	June 30	December 31
	2019	2018

Crude oil and natural gas	$481	432
Materials and supplies	608	575
	$1,089	1,007

Inventories valued on the LIFO basis totaled $255 million and $292 million at June 30, 2019 and December 31, 2018, respectively. The estimated excess of current replacement cost over LIFO cost of inventories was $156 million and $75 million at June 30, 2019 and December 31, 2018, respectively.

Note 5—Assets Held for Sale and Dispositions

Assets Held for Sale

In April 2019, we entered into an agreement to sell two ConocoPhillips U.K. subsidiaries to Chrysaor E&P Limited for $2.675 billion plus interest and customary adjustments. Together the subsidiaries indirectly hold the company’s exploration and production assets in the U.K. As of June 30, 2019, the net carrying value was approximately $0.8 billion and the assets were considered held for sale resulting in the reclassification of $1.6 billion of PP&E and $0.2 billion of “Other assets”, primarily right-of-use assets, to “Prepaid expenses and other current assets”, and $1.9 billion of noncurrent liabilities, primarily asset retirement obligations, to “Other accruals” on our consolidated balance sheet. As a result of entering into the transaction agreement, we recognized a U.S. tax benefit of $234 million in the second quarter of 2019, primarily related to the recognition of U.S. tax basis in our U.K. subsidiaries to be sold. Depending on the timing of regulatory approval and satisfaction of conditions precedent, we anticipate recognizing an additional gain of approximately $2 billion before- and after-tax on completion of the sale in the second half of 2019, subject to customary adjustments and foreign exchange impacts. The before tax earnings associated with the subsidiaries being sold were $293 million and $432 million for the six-month periods ended June 30, 2019 and June 30, 2018, respectively. Results of operations for the U.K. are reported within our Europe and North Africa segment.

Asset Dispositions

In the second quarter of 2019, we recognized an after-tax gain of $52 million upon the closing of the sale of our 30 percent interest in the Greater Sunrise Fields to the government of Timor-Leste for $350 million, before customary adjustments. The Greater Sunrise Fields were included in our Asia Pacific and Middle East segment.

In January 2019, we entered into agreements to sell our 12.4 percent ownership interests in the Golden Pass LNG Terminal and Golden Pass Pipeline. We also entered into agreements to amend our contractual obligations for retaining use of the facilities. As a result of entering into these agreements, we recorded a before-tax impairment of $60 million in the first quarter of 2019 which is included in the “Equity in earnings of affiliates” line on our consolidated income statement. We completed the sale in the second quarter of 2019. Results of operations for these assets are reported in our Lower 48 segment. See Note 14—Fair Value Measurement for additional information.

In the second quarter of 2017, we completed the sale of our 50 percent nonoperated interest in the Foster Creek Christina Lake (FCCL) Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Consideration for the transaction included a five-year uncapped contingent payment. The contingent payment, calculated on a quarterly basis, is $6 million CAD for every $1 CAD by which the WCS quarterly average crude price exceeds $52 CAD per barrel. Contingent payments received during the five-year period are recorded as “Gain on dispositions” on our consolidated income statement and reflected in our Canada segment. We recorded gains on dispositions for these contingent payments of $19 million and $56 million in the first and second quarters of 2019, respectively, and $50 million in the second quarter of 2018.

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

APLNG made a voluntary repayment of $1.4 billion to the Export-Import Bank of China in September 2018. At the same time, APLNG obtained a United States Private Placement (USPP) bond facility of $1.4 billion. APLNG made its first interest payment related to this facility in March 2019, and principal payments are scheduled to commence in September 2023, with bi-annual payments due on the facility until September 2030.

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

At June 30, 2019, a balance of $6.9 billion was outstanding on the facilities. See Note 11—Guarantees, for additional information.

APLNG is considered a VIE, as it has entered into certain contractual arrangements that provide it with additional forms of subordinated financial support. See Note 3—Variable Interest Entities, for additional information.

At June 30, 2019, the carrying value of our equity method investment in APLNG was $7,357 million. The balance is included in the “Investments and long-term receivables” line on our consolidated balance sheet.

Loans and Long-Term Receivables

As part of our normal ongoing business operations, and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. At June 30, 2019, significant loans to affiliated companies included $399 million in project financing to Qatar Liquefied Gas Company Limited (3) (QG3).

On our consolidated balance sheet, the long-term portion of these loans is included in the “Loans and advances—related parties” line, while the short-term portion is in the “Accounts and notes receivable—related parties” line.

Note 7—Investment in Cenovus Energy

On May 17, 2017, we completed the sale of our 50 percent nonoperated interest in the FCCL Partnership, as well as the majority of our western Canada gas assets to Cenovus Energy. Consideration for the transaction included 208 million Cenovus Energy common shares, which, at closing, approximated 16.9 percent of issued and outstanding Cenovus common stock. The fair value and cost basis of our investment in 208 million Cenovus Energy common shares was $1.96 billion based on a price of $9.41 per share on the New York Stock Exchange on the closing date.

Our investment on our consolidated balance sheet as of June 30, 2019, is carried at fair value of $1.84 billion, reflecting the closing price of Cenovus Energy shares on the New York Stock Exchange of $8.82 per share on the last trading day of the quarter, an increase of $30 million from $1.81 billion at the end of the first quarter of 2019 and an increase of $373 million from $1.46 billion at year-end 2018. The increase in fair value represents the net unrealized gain recorded within the “Other income” line of our consolidated income statement in the first six months of 2019 relating to the shares held at the reporting date. See Note 14—Fair Value Measurement, for additional information.

Subject to market conditions, we intend to decrease our investment over time through market transactions, private agreements or otherwise.

Note 8—Suspended Wells

The capitalized cost of suspended wells at June 30, 2019, was $1,001 million, an increase of $145 million from $856 million at year-end 2018. No suspended wells were charged to dry hole expense during the first six months of 2019 relating to exploratory well costs capitalized for a period greater than one year as of December 31, 2018.

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

We had no commercial paper outstanding at June 30, 2019 or December 31, 2018. We had no direct outstanding borrowings or letters of credit under the revolving credit facility at June 30, 2019 or December 31, 2018. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.0 billion in borrowing capacity under our revolving credit facility at June 30, 2019.

At June 30, 2019, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we intend to refinance on a long-term basis, therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

Note 10—Changes in Equity

	Millions of Dollars
	Attributable to ConocoPhillips
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
For the three months ended June 30, 2019
Balances at March 31, 2019	$18	46,877	(43,656)	(5,914)	35,534	122	32,981
Net income					1,580	17	1,597
Other comprehensive income				87			87
Dividends paid ($ 0.31 ) per common share					(346)		(346)
Repurchase of company common stock			(1,250)				(1,250)
Distributions to noncontrolling interests and other						(43)	(43)
Distributed under benefit plans		45					45
Other					1	2	3
Balances at June 30, 2019	$18	46,922	(44,906)	(5,827)	36,769	98	33,074

For the six months ended June 30, 2019
Balances at December 31, 2018	$18	46,879	(42,905)	(6,063)	34,010	125	32,064
Net income					3,413	30	3,443
Other comprehensive income				276			276
Dividends paid ($ 0.61 ) per common share					(696)		(696)
Repurchase of company common stock			(2,002)				(2,002)
Distributions to noncontrolling interests and other						(60)	(60)
Distributed under benefit plans		43					43
Changes in Accounting Principles*				(40)	40		-
Other			1		2	3	6
Balances at June 30, 2019	$18	46,922	(44,906)	(5,827)	36,769	98	33,074
*See Note 2—Changes in Accounting Principles for additional information.

	Millions of Dollars
	Attributable to ConocoPhillips
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests	Total
For the three months ended June 30, 2018
Balances at March 31, 2018	$18	46,642	(40,406)	(5,371)	29,663	172	30,718
Net income					1,640	14	1,654
Other comprehensive income				(266)			(266)
Dividends paid ($ 0.29 ) per common share					(337)		(337)
Repurchase of company common stock			(646)				(646)
Distributions to noncontrolling interests and other						(8)	(8)
Distributed under benefit plans		104					104
Other					1	2	3
Balances at June 30, 2018	$18	46,746	(41,052)	(5,637)	30,967	180	31,222

For the six months ended June 30, 2018
Balances at December 31, 2017	$18	46,622	(39,906)	(5,518)	29,391	194	30,801
Net income					2,528	26	2,554
Other comprehensive income				(177)			(177)
Dividends paid ($ 0.57 ) per common share					(675)		(675)
Repurchase of company common stock			(1,146)				(1,146)
Distributions to noncontrolling interests and other						(42)	(42)
Distributed under benefit plans		124					124
Changes in Accounting Principles*				58	(278)		(220)
Other					1	2	3
Balances at June 30, 2018	$18	46,746	(41,052)	(5,637)	30,967	180	31,222

*Cumulative effect of the adoption of ASC Topic 606, “Revenue from Contracts with Customers,” and ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Liabilities,” at January 1, 2018.

Note 11—Guarantees

At June 30, 2019, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.

APLNG Guarantees

At June 30, 2019, we had outstanding multiple guarantees in connection with our 37.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing June 2019 exchange rates:

•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee is 12 years. Our maximum exposure under this guarantee is approximately $170 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At June 30, 2019, the carrying value of this guarantee was approximately $14 million. For additional information, see Note 6—Investments, Loans and Long-Term Receivables.

•In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy in October 2008, we agreed to reimburse Origin Energy for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements with remaining terms of up to 23 years. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $760 million ($1.4 billion in the event of intentional or reckless breach), and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.

•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of up to 26 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $130 million and would become payable if APLNG does not perform.

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

Indemnifications

Over the years, we have entered into agreements to sell ownership interests in certain corporations, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes, environmental liabilities, employee claims and litigation. The terms of these indemnifications vary greatly. The majority of these indemnifications are related to environmental issues, the term is generally indefinite and the maximum amount of future payments is generally unlimited. The carrying amount recorded for these indemnifications at June 30, 2019, was approximately $80 million. We amortize the indemnification liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of indemnity. In cases where the indemnification term is indefinite, we will reverse the liability when we have information the liability is essentially relieved or amortize the liability over an appropriate time period as the fair value of our indemnification exposure declines. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. Included in the recorded carrying amount at June 30, 2019, were approximately $30 million of environmental accruals for known contamination that are included in the “Asset retirement obligations and accrued environmental costs” line on our consolidated balance sheet. For additional information about environmental liabilities, see Note 12—Contingencies and Commitments.

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

At June 30, 2019, our consolidated balance sheet included a total environmental accrual of $175 million, compared with $178 million at December 31, 2018, for remediation activities in the United States and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

Other Contingencies

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at June 30, 2019, we had performance obligations secured by letters of credit of $223 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.

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

In 2014, ConocoPhillips filed a separate and independent arbitration under the rules of the ICC against PDVSA under the contracts that had established the Petrozuata and Hamaca projects. The ICC Tribunal issued an award in April 2018, finding that PDVSA owed ConocoPhillips approximately $2 billion under their agreements in connection with the expropriation of the projects and other pre-expropriation fiscal measures. In August 2018, ConocoPhillips entered into a settlement with PDVSA to recover the full amount of this ICC award, plus interest through the payment period, including initial payments totaling approximately $500 million within a period of 90 days from the time of signing of the settlement agreement. The balance of the settlement is to be paid quarterly over a period of four and a half years. To date, ConocoPhillips has received initial payments as well as quarterly installment payments for the first and second quarters of 2019 for a total of approximately $665 million. Per the settlement, PDVSA recognized the ICC award as a judgment in various jurisdictions, and ConocoPhillips agreed to suspend its legal enforcement actions. ConocoPhillips has ensured that the settlement meets all appropriate U.S. regulatory requirements, including any applicable sanctions imposed by the U.S. against Venezuela.

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

In 2017 and 2018, cities, counties, and a state government in California, New York, Washington, Rhode Island and Maryland, as well as the Pacific Coast Federation of Fishermen’s Association, Inc., have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. ConocoPhillips is vigorously defending against these lawsuits. The lawsuits brought by the Cities of San Francisco, Oakland and New York have been dismissed by the district courts and appeals are pending. Lawsuits filed by other cities and counties in California and Maryland are currently stayed pending appeals to the U.S. Court of Appeals for the Ninth Circuit and Fourth Circuit on the issue of whether they will proceed in federal or state court.

Several Louisiana parishes and individual landowners have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages in connection with historical oil and gas operations in Louisiana. All parish lawsuits are stayed pending an appeal to the Fifth Circuit Court of Appeals on the issue of whether they will proceed in federal or state court. ConocoPhillips will vigorously defend against these lawsuits.

Note 13—Derivative and Financial Instruments

Derivative Instruments

We use futures, forwards, swaps and options in various markets to meet our customer needs and capture market opportunities. Our commodity business primarily consists of natural gas, crude oil, bitumen, LNG and NGLs.

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

The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	June 30	December 31
	2019	2018
Assets
Prepaid expenses and other current assets	$339	410
Other assets	38	40
Liabilities
Other accruals	330	370
Other liabilities and deferred credits	28	30

The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Sales and other operating revenues	$45	(20)	64	23
Other income	2	5	1	9
Purchased commodities	(31)	24	(51)	(3)

The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts:

	Open Position
	Long/(Short)
	June 30	December 31
	2019	2018
Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(19)	(17)
Basis	(12)	(1)

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

The following table presents the gross fair values of our foreign currency exchange derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	June 30	December 31
	2019	2018
Assets
Prepaid expenses and other current assets	$-	7
Liabilities
Other accruals	9	6
Other liabilities and deferred credits	15	-

The (gains) losses from foreign currency exchange derivatives incurred, and the line item where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Foreign currency transaction (gains) losses	$23	2	21	(3)

We had the following net notional position of outstanding foreign currency exchange derivatives:

	In Millions
	Notional Currency
		June 30	December 31
	2019		2018
Foreign Currency Exchange Derivatives
Sell U.S. dollar, buy British pound	USD	-	805
Sell British pound, buy other currencies*	GBP	-	21
Buy British pound, sell Euro	GBP	15	-
Sell Canadian dollar, buy U.S. dollar	CAD	1,350	1,242
*Primarily euro and Norwegian krone.

In December 2017, we entered into foreign exchange zero cost collars buying the right to sell $1.25 billion CAD at $0.707 CAD and selling the right to buy $1.25 billion CAD at $0.842 CAD against the U.S. dollar. The collar expired during the second quarter of 2019 and we entered into new foreign currency exchange forward contracts to sell $1.35 billion CAD at $0.748 CAD against the U.S. dollar.

Financial Instruments

We invest excess cash in financial instruments with maturities based on our cash forecasts for the various currency pools we manage. The maturities of these investments may from time to time extend beyond 90 days. The types of financial instruments in which we currently invest include:

•Time deposits: Interest bearing deposits placed with approved financial institutions.

•Commercial paper: Unsecured promissory notes issued by a corporation, commercial bank or government agency purchased at a discount to mature at par.

•Government or government agency obligations: Short-term securities issued by the U.S. government or U.S. government agencies.

These financial instruments appear in the “Cash and cash equivalents” line on our consolidated balance sheet if the maturities at the time we made the investments were 90 days or less; otherwise, these financial instruments are included in the “Short-term investments” line on our consolidated balance sheet.

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	June 30	December 31	June 30	December 31
	2019	2018	2019	2018

Cash	$764	876
Time deposits
Remaining maturities from 1 to 90 days	4,520	3,509	42	-
Commercial paper
Remaining maturities from 1 to 90 days	247	229	690	248
Government obligations
Remaining maturities from 1 to 90 days	410	1,301	-	-
	$5,941	5,915	732	248

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

The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position on June 30, 2019 and December 31, 2018, was $73 million and $62 million, respectively. For these instruments, no collateral was posted as of June 30, 2019 or December 31, 2018. If our credit rating had been downgraded below investment grade on June 30, 2019, we would be required to post $71 million of additional collateral, either with cash or letters of credit.

Note 14—Fair Value Measurement

We carry a portion of our assets and liabilities at fair value that are measured at a reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the following hierarchy:

•Level 1: Quoted prices (unadjusted) in an active market for identical assets or liabilities.

•Level 2: Inputs other than quoted prices that are directly or indirectly observable.

•Level 3: Unobservable inputs that are significant to the fair value of assets or liabilities.

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

The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investment in Cenovus Energy	$1,835	-	-	1,835	1,462	-	-	1,462
Commodity derivatives	230	106	41	377	236	181	33	450
Total assets	$2,065	106	41	2,212	1,698	181	33	1,912

Liabilities
Commodity derivatives	$237	111	10	358	225	145	30	400
Total liabilities	$237	111	10	358	225	145	30	400

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross	Amounts Not		Gross	Net
	Amounts	Subject to	Gross	Amounts	Amounts	Cash	Net
	Recognized	Right of Setoff	Amounts	Offset	Presented	Collateral	Amounts
June 30, 2019
Assets	$377	10	367	267	100	-	100
Liabilities	358	5	353	267	86	7	79

December 31, 2018
Assets	$450	9	441	280	161	-	161
Liabilities	400	4	396	280	116	10	106

At June 30, 2019 and December 31, 2018, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement
The following table summarizes the fair value hierarchy by major category and date of remeasurement for assets accounted for at fair value on a non-recurring basis:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value	Level 1 Inputs	Level 2 Inputs	Before-Tax Loss
Equity method investments
March 31, 2019	171	171	-	60
May 31, 2019	$30	-	30	95

During the first quarter of 2019, the carrying values of our equity method investments in the Golden Pass LNG Terminal and Golden Pass Pipeline were written down to fair value. The fair values were determined by negotiated selling prices. For additional information, see Note 5—Assets Held for Sale and Dispositions.

During the second quarter of 2019, our equity method investment in MWCC was determined to have a fair value below its carrying value, and the impairment was considered to be other than temporary. For additional information, see Note 3—Variable Interest Entities.

Reported Fair Values of Financial Instruments

We used the following methods and assumptions to estimate the fair value of financial instruments:

•Cash and cash equivalents and short-term investments: The carrying amount reported on our consolidated balance sheet approximates fair value.

•Accounts and notes receivable (including long-term and related parties): The carrying amount reported on our consolidated balance sheet approximates fair value. The valuation technique and methods used to estimate the fair value of the current portion of fixed-rate related party loans is consistent with Loans and advances—related parties.

•Investment in Cenovus Energy shares: See Note 7—Investment in Cenovus Energy, for a discussion of the carrying value and fair value of our investment in Cenovus Energy shares.

•Loans and advances—related parties: The carrying amount of floating-rate loans approximates fair value. The fair value of fixed-rate loan activity is measured using market observable data and is categorized as Level 2 in the fair value hierarchy. See Note 6—Investments, Loans and Long-Term Receivables, for additional information.

•Accounts payable (including related parties) and floating-rate debt: The carrying amount of accounts payable and floating-rate debt reported on our consolidated balance sheet approximates fair value.

•Fixed-rate debt: The estimated fair value of fixed-rate debt is measured using prices available from a pricing service that is corroborated by market data; therefore, these liabilities are categorized as Level 2 in the fair value hierarchy.

The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	June 30	December 31	June 30	December 31
	2019	2018	2019	2018
Financial assets
Investment in Cenovus Energy	$1,835	1,462	1,835	1,462
Commodity derivatives	110	170	110	170
Total loans and advances—related parties	405	468	405	468
Financial liabilities
Total debt, excluding finance (capital) leases	14,183	14,191	17,770	16,147
Commodity derivatives	84	110	84	110

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

The company has historically recorded certain finance leases executed by investee companies accounted for under the proportionate consolidation method of accounting on its consolidated balance sheet on a proportional basis consistent with its ownership interest in the investee company. In addition, the company has historically recorded finance lease assets and liabilities associated with certain oil and gas joint ventures on a proportional basis pursuant to accounting guidance applicable prior to January 1, 2019. As of December 31, 2018, $420 million of finance lease assets (net of accumulated DD&A) and $688 million of finance lease liabilities were recorded on our consolidated balance sheet associated with these leases. In accordance with the transition provisions of ASC Topic 842, and since we have elected to adopt the package of optional transition-related practical expedients, the historical accounting treatment for these leases has been carried forward and is subject to reconsideration upon the modification or other required reassessment of the arrangements prior to lease term expiration.

In connection with our adoption of ASC Topic 842, we have recorded on our consolidated balance sheet $57 million of operating leases executed by investee companies accounted for under the proportionate consolidation method of accounting on a proportional basis consistent with our ownership interest in the investee company.

The following tables summarize the finance leases amounts that were reflected on our consolidated balance sheet as of December 31, 2018, the operating leases impact of adopting ASC Topic 842, and the right-of-use asset and lease liability balances reflected for both operating and finance leases on our consolidated balance sheet as of June 30, 2019:

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

Amounts recognized in line items in our Consolidated
Balance Sheet at June 30, 2019

Right-of-Use Assets
Properties, plants and equipment
Gross		$1,044
Accumulated depreciation, depletion and amortization		(608)
Net properties, plants and equipment*		$436
Other assets	$1,047

*Includes proportionately consolidated finance lease assets (net of accumulated depreciation, depletion and amortization) of $376 million.

	Millions of Dollars
	Carrying Amount
	Operating Leases	Finance Leases
Lease Liabilities
Short-term debt*		$80
Other accruals	$351
Long-term debt*		661
Other liabilities and deferred credits	693
Total lease liabilities	$1,044	741

*Short-term debt and long-term debt include proportionately consolidated finance lease liabilities of $55 million and $609 million, respectively.

The following table summarizes our lease costs:
	Millions of Dollars
	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease Cost*
Operating lease cost	$91	166
Finance lease cost
Amortization of right-of-use assets	29	58
Interest on lease liabilities	9	19
Short-term lease cost**	16	30
Total lease cost***	$145	273

*The amounts presented in the table above have not been adjusted to reflect amounts recovered or reimbursed from oil and gas coventurers.

**Short-term leases are not recorded on our consolidated balance sheet. Our future short-term lease commitments amount to $77 million, of which $65 million is related to leases whose terms have not yet commenced as of June 30, 2019.

***Variable lease cost and sublease income are immaterial for the periods presented and therefore are not included in the table above.

The following table summarizes the lease term and discount rate at June 30, 2019:
June 30, 2019
Lease Term and Discount Rate
Weighted-average term (years)
Operating leases	5.56
Finance leases	9.21

Weighted-average discount rate (percent)
Operating leases	3.38
Finance leases	5.77

The following table summarizes other lease information for the six-month period ended June 30, 2019:

Millions of Dollars
Six Months Ended
Other Information*	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$101
Operating cash flows from finance leases	20
Financing cash flows from finance leases	37

Right-of-use assets obtained in exchange for operating lease liabilities	$228
Right-of-use assets obtained in exchange for finance lease liabilities	-

*The amounts presented in the table above have not been adjusted to reflect amounts recovered or reimbursed from oil and gas coventurers. In addition, pursuant to other applicable accounting guidance, lease payments made in connection with preparing another asset for its intended use are reported in the "Cash Flows From Investing Activities" section of our consolidated statement of cash flows.

The following table summarizes future lease payments for operating and finance leases at June 30, 2019:

	Millions of Dollars
	Operating Leases	Finance Leases
Maturity of Lease Liabilities
2019	$206	58
2020	327	115
2021	207	100
2022	121	98
2023	67	84
Remaining years	221	461
Total*	1,149	916
Less: portion representing imputed interest	(105)	(175)
Total lease liabilities	$1,044	741

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

Millions of Dollars

2019	$248
2020	425
2021	136
2022	319
2023	54
Remaining years	212
Total	1,394
Less: income from subleases	(7)
Net minimum operating lease payments	$1,387

At December 31, 2018, future minimum payments due under finance (capital) leases pursuant to
ASC Topic 840 were:

Millions of Dollars

2019	$118
2020	116
2021	100
2022	98
2023	87
Remaining years	453
Total	972
Less: portion representing imputed interest	(195)
Capital lease obligations	$777

Note 16—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of our consolidated balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)

December 31, 2018	$(361)	(5,702)	(6,063)
Cumulative effect of adopting ASU No. 2018-02*	(40)	-	(40)
Other comprehensive income	30	246	276
June 30, 2019	$(371)	(5,456)	(5,827)
*See Note 2—Changes in Accounting Principles for additional information.

There were no items within accumulated other comprehensive loss related to noncontrolling interests.

The following table summarizes reclassifications out of accumulated other comprehensive loss and into comprehensive income:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Defined benefit plans	$17	127	30	138

The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $5 million and $34 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $10 million and $37 million for the six-month periods ended June 30, 2019 and June 30, 2018, respectively. See Note 18—Employee Benefit Plans, for additional information.

Note 17—Cash Flow Information
	Millions of Dollars
	Six Months Ended
	June 30
	2019	2018
Cash Payments
Interest	$414	405
Income taxes	1,572	1,307

Net Sales (Purchases) of Short-Term Investments
Short-term investments purchased	$(982)	(831)
Short-term investments sold	497	2,088
	$(485)	1,257

Note 18—Employee Benefit Plans

Pension and Postretirement Plans
	Millions of Dollars
	Pension Benefits				Other Benefits
	2019		2018		2019	2018
	U.S.	Int'l.	U.S.	Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$19	18	22	22	-	1
Interest cost	21	26	27	27	3	2
Expected return on plan assets	(18)	(35)	(35)	(40)	-	-
Amortization of prior service cost (credit)	-	(1)	-	(2)	(9)	(8)
Recognized net actuarial loss (gain)	13	8	16	9	-	(1)
Settlements	11	-	147	-	-	-
Net periodic benefit cost	$46	16	177	16	(6)	(6)

Six Months Ended June 30
Service cost	$39	37	43	43	-	1
Interest cost	42	52	54	54	5	4
Expected return on plan assets	(36)	(70)	(69)	(80)	-	-
Amortization of prior service cost (credit)	-	(1)	-	(3)	(17)	(17)
Recognized net actuarial loss (gain)	26	16	31	18	(1)	(1)
Settlements	17	-	147	-	-	-
Net periodic benefit cost	$88	34	206	32	(13)	(13)

The components of net periodic benefit cost, other than the service cost component, are included in the “Other expenses” line item on our consolidated income statement.

During the first six months of 2019, we contributed $108 million to our domestic benefit plans and $77 million to our international benefit plans. In 2019, we expect to contribute approximately $205 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $185 million to our international qualified and nonqualified pension and postretirement benefit plans. In the event we complete our transaction to sell two ConocoPhillips subsidiaries in the U.K., we expect to make an additional contribution to an international qualified pension plan of approximately $285 million. For additional information, see Note 5—Assets Held for Sale and Dispositions.

Severance Accrual

The following table summarizes our severance accrual activity for the six-month period ended June 30, 2019:

Millions of Dollars

Balance at December 31, 2018	$48
Accruals	2
Benefit payments	(18)
Foreign currency translation adjustments	1
Balance at June 30, 2019	$33

Of the remaining balance at June 30, 2019, $14 million is classified as short term.

Note 19—Related Party Transactions

Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

Significant transactions with our equity affiliates were:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Operating revenues and other income	$26	24	47	47
Purchases	17	25	38	49
Operating expenses and selling, general and administrative
expenses	14	16	28	31
Net interest (income) expense*	(3)	(4)	(7)	(7)
*We paid interest to, or received interest from, various affiliates. See Note 6—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

Note 20—Sales and Other Operating Revenues

Revenue from Contracts with Customers

The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Revenue from contracts with customers	$6,633	6,743	13,692	13,288
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	1,371	1,719	3,452	3,980
Financial derivative contracts	(51)	42	(41)	34
Consolidated sales and other operating revenues	$7,953	8,504	17,103	17,302

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

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Revenue from Outside the Scope of ASC Topic 606
by Segment
Lower 48	$1,111	1,300	2,724	3,013
Canada	100	96	341	287
Europe and North Africa	160	323	387	680
Physical contracts meeting the definition of a derivative	$1,371	1,719	3,452	3,980

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Revenue from Outside the Scope of ASC Topic 606
by Product
Crude oil	$165	290	353	576
Natural gas	1,095	1,363	2,863	3,253
Other	111	66	236	151
Physical contracts meeting the definition of a derivative	$1,371	1,719	3,452	3,980

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

Receivables and Contract Liabilities

Receivables from Contracts with Customers

At June 30, 2019, the “Accounts and notes receivable” line on our consolidated balance sheet, includes trade receivables of $2,470 million compared with $2,889 million at December 31, 2018, and includes both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared to trade receivables where NPNS has been elected.

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

Millions of Dollars
Contract Liabilities
At December 31, 2018	$206
Contractual payments received	57
Revenue recognized	(133)
At June 30, 2019	$130

Amounts Recognized in the Consolidated Balance Sheet at June, 30 2019
Current liabilities	$60
Noncurrent liabilities	70
$130

We expect to recognize the contract liabilities as of June 30, 2019, as revenue between the remainder of 2019 and 2023.

Note 21—Segment Disclosures and Related Information

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. We manage our operations through six operating segments, which are primarily defined by geographic region: Alaska, Lower 48, Canada, Europe and North Africa, Asia Pacific and Middle East, and Other International.

Corporate and Other represents income and costs not directly associated with an operating segment, such as most interest expense, corporate overhead and certain technology activities, including licensing revenues. Corporate assets include all cash and cash equivalents and short-term investments.

We evaluate performance and allocate resources based on net income attributable to ConocoPhillips. Intersegment sales are at prices that approximate market.

Analysis of Results by Operating Segment
	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Sales and Other Operating Revenues
Alaska	$1,426	1,403	2,833	2,788
Lower 48	3,809	3,852	7,962	7,804
Intersegment eliminations	(11)	(1)	(23)	(4)
Lower 48	3,798	3,851	7,939	7,800
Canada	717	810	1,540	1,701
Intersegment eliminations	(335)	(290)	(585)	(545)
Canada	382	520	955	1,156
Europe and North Africa	1,313	1,644	2,859	3,252
Asia Pacific and Middle East	1,030	1,006	2,373	2,222
Corporate and Other	4	80	144	84
Consolidated sales and other operating revenues	$7,953	8,504	17,103	17,302

Sales and Other Operating Revenues by Geographic Location
United States	$5,225	5,256	10,911	10,592
Australia	311	303	870	743
Canada	382	520	955	1,156
China	159	136	402	354
Indonesia	226	213	431	428
Libya	267	262	521	538
Malaysia	334	356	670	700
Norway	561	715	1,149	1,378
United Kingdom	485	668	1,189	1,337
Other foreign countries	3	75	5	76
Worldwide consolidated	$7,953	8,504	17,103	17,302

Sales and Other Operating Revenues by Product
Crude Oil	$4,813	4,776	9,394	9,226
Natural gas	1,915	2,294	4,918	5,090
Natural gas liquids	213	265	451	496
Other*	1,012	1,169	2,340	2,490
Consolidated sales and other operating revenues by product	$7,953	8,504	17,103	17,302
*Includes LNG and bitumen.

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net Income Attributable to ConocoPhillips
Alaska	$462	418	846	942
Lower 48	206	410	399	718
Canada	100	33	222	(32)
Europe and North Africa	407	290	614	535
Asia Pacific and Middle East	517	466	1,042	927
Other International	81	(5)	212	(49)
Corporate and Other	(193)	28	78	(513)
Consolidated net income attributable to ConocoPhillips	$1,580	1,640	3,413	2,528

	Millions of Dollars
	June 30	December 31
	2019	2018
Total Assets
Alaska	$15,392	14,648
Lower 48	14,792	14,888
Canada	6,291	5,748
Europe and North Africa	9,950	9,883
Asia Pacific and Middle East	15,230	16,151
Other International	88	89
Corporate and Other	9,518	8,573
Consolidated total assets	$71,261	69,980

Note 22—Income Taxes

Our effective tax rates for the three- and six-month periods ended June 30, 2019, were 22 percent and 27 percent, respectively, compared with 37 percent and 42 percent for the same periods of 2018. The effective tax rate for the three- and six-month periods ended June 30, 2019 is lower than the effective tax rate for the same periods of 2018 primarily due to the recognition of U.S. tax basis in our U.K. subsidiaries to be sold, a reduction in our valuation allowance for 2019, and higher before-tax income in lower tax jurisdictions for 2019. See discussion of these items in the paragraphs below.

During the second quarter of 2019, we recognized a U.S. tax benefit of $234 million primarily related to the recognition of U.S. tax basis in our U.K. subsidiaries classified as held for sale.

During the three- and six-month periods ended June 30, 2019, our valuation allowance decreased by $85 million and $191 million, respectively, compared to a decrease of $12 million and an increase of $45 million for the same periods of 2018. The change to our valuation allowance between periods relates primarily to the decrease in the deferred tax asset related to the increase in the fair value measurement of our Cenovus Energy common shares as well as recognition of deferred tax assets due to the disposition of the Greater Sunrise Fields.

For additional information on asset dispositions, see Note 5—Assets Held for Sale and Dispositions.

In July 2019, all partners in the Malaysia Block G PSC approved claiming certain deepwater incentive tax credits. As a result, we expect to recognize an income tax benefit in the third quarter of 2019 of approximately $165 million. The Malaysia assets are included in our Asia Pacific and Middle East segment.

Note 23—New Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (ASU No. 2016-13), which sets forth the current expected credit loss model, a new forward-looking impairment model for certain financial instruments based on expected losses rather than incurred losses. The ASU is effective for interim and annual periods beginning after December 15, 2019. Entities are required to adopt ASU No. 2016-13 using a modified retrospective approach, subject to certain limited exceptions. The impact of the adoption of this ASU to our financial statements is expected to be immaterial.

Supplementary Inform

ation—Condensed Consolidating Financial Information

We have various cross guarantees among ConocoPhillips, ConocoPhillips Company and Burlington Resources LLC, with respect to publicly held debt securities. ConocoPhillips Company is 100 percent owned by ConocoPhillips. Burlington Resources LLC is an indirect, 100 percent owned subsidiary of ConocoPhillips Company. ConocoPhillips and/or ConocoPhillips Company have fully and unconditionally guaranteed the payment obligations of Burlington Resources LLC, with respect to its publicly held debt securities. Similarly, ConocoPhillips has fully and unconditionally guaranteed the payment obligations of ConocoPhillips Company with respect to its publicly held debt securities. In addition, ConocoPhillips Company has fully and unconditionally guaranteed the payment obligations of ConocoPhillips with respect to its publicly held debt securities. All guarantees are joint and several. The following condensed consolidating financial information presents the results of operations, financial position and cash flows for:

•ConocoPhillips, ConocoPhillips Company and Burlington Resources LLC (in each case, reflecting investments in subsidiaries utilizing the equity method of accounting).

•All other nonguarantor subsidiaries of ConocoPhillips.

•The consolidating adjustments necessary to present ConocoPhillips’ results on a consolidated basis.

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

In April 2019, ConocoPhillips received a $1.7 billion return of earnings from ConocoPhillips Company to settle certain accumulated intercompany balances. This transaction had no impact on our consolidated financial statements.

In April 2019, ConocoPhillips Company received a $3.3 billion return of earnings from nonguarantor subsidiaries to settle certain accumulated intercompany balances. These transactions had no impact on our consolidated financial statements.

	Millions of Dollars
	Three Months Ended June 30, 2019
Income Statement	ConocoPhillips	ConocoPhillips Company	Burlington Resources LLC	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	3,487	-	4,466	-	7,953
Equity in earnings of affiliates	1,637	2,088	533	173	(4,258)	173
Gain on dispositions	-	10	-	72	-	82
Other income	-	44	1	127	-	172
Intercompany revenues	-	23	10	1,782	(1,815)	-
Total Revenues and Other Income	1,637	5,652	544	6,620	(6,073)	8,380

Costs and Expenses
Purchased commodities	-	3,124	-	946	(1,396)	2,674
Production and operating expenses	1	657	-	1,113	(353)	1,418
Selling, general and administrative expenses	2	83	-	44	-	129
Exploration expenses	-	47	-	75	-	122
Depreciation, depletion and amortization	-	148	-	1,342	-	1,490
Impairments	-	-	-	1	-	1
Taxes other than income taxes	-	33	-	161	-	194
Accretion on discounted liabilities	-	4	-	83	-	87
Interest and debt expense	70	143	33	(15)	(66)	165
Foreign currency transaction losses	-	23	-	5	-	28
Other expenses	-	13	-	1	-	14
Total Costs and Expenses	73	4,275	33	3,756	(1,815)	6,322
Income before income taxes	1,564	1,377	511	2,864	(4,258)	2,058
Income tax provision (benefit)	(16)	(260)	(4)	741	-	461
Net income	1,580	1,637	515	2,123	(4,258)	1,597
Less: net income attributable to noncontrolling interests	-	-	-	(17)	-	(17)
Net Income Attributable to ConocoPhillips	$1,580	1,637	515	2,106	(4,258)	1,580

Comprehensive Income Attributable to ConocoPhillips	$1,667	1,724	623	2,182	(4,529)	1,667

Income Statement	Three Months Ended June 30, 2018

Revenues and Other Income
Sales and other operating revenues	$-	3,680	-	4,824	-	8,504
Equity in earnings of affiliates	1,705	1,733	545	264	(3,982)	265
Gain on dispositions	-	-	-	55	-	55
Other income	-	394	-	22	-	416
Intercompany revenues	10	34	11	1,392	(1,447)	-
Total Revenues and Other Income	1,715	5,841	556	6,557	(5,429)	9,240

Costs and Expenses
Purchased commodities	-	3,281	-	1,128	(1,345)	3,064
Production and operating expenses	-	253	-	1,065	(5)	1,313
Selling, general and administrative expenses	1	81	-	36	-	118
Exploration expenses	-	38	-	31	-	69
Depreciation, depletion and amortization	-	143	-	1,295	-	1,438
Impairments	-	(1)	-	(34)	-	(35)
Taxes other than income taxes	-	28	-	245	-	273
Accretion on discounted liabilities	-	5	-	84	-	89
Interest and debt expense	76	141	14	43	(97)	177
Foreign currency transaction (gains) losses	16	-	58	(102)	-	(28)
Other expenses	-	148	-	(5)	-	143
Total Costs and Expenses	93	4,117	72	3,786	(1,447)	6,621
Income before income taxes	1,622	1,724	484	2,771	(3,982)	2,619
Income tax provision (benefit)	(18)	19	(9)	973	-	965
Net income	1,640	1,705	493	1,798	(3,982)	1,654
Less: net income attributable to noncontrolling interests	-	-	-	(14)	-	(14)
Net Income Attributable to ConocoPhillips	$1,640	1,705	493	1,784	(3,982)	1,640

Comprehensive Income Attributable to ConocoPhillips	$1,374	1,439	302	1,429	(3,170)	1,374
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Six Months Ended June 30, 2019
Income Statement	ConocoPhillips	ConocoPhillips Company	Burlington Resources LLC	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Revenues and Other Income
Sales and other operating revenues	$-	7,468	-	9,635	-	17,103
Equity in earnings of affiliates	3,527	3,710	1,006	359	(8,241)	361
Gain (loss) on dispositions	-	5	-	94	-	99
Other income	1	552	1	320	-	874
Intercompany revenues	-	49	23	2,943	(3,015)	-
Total Revenues and Other Income	3,528	11,784	1,030	13,351	(11,256)	18,437

Costs and Expenses
Purchased commodities	-	6,621	-	2,250	(2,522)	6,349
Production and operating expenses	1	837	1	2,204	(354)	2,689
Selling, general and administrative expenses	6	212	-	69	(5)	282
Exploration expenses	-	94	-	138	-	232
Depreciation, depletion and amortization	-	284	-	2,752	-	3,036
Impairments	-	-	-	2	-	2
Taxes other than income taxes	-	79	-	390	-	469
Accretion on discounted liabilities	-	8	-	165	-	173
Interest and debt expense	139	292	66	35	(134)	398
Foreign currency transaction (gains) losses	-	29	-	11	-	40
Other expenses	-	25	-	(3)	-	22
Total Costs and Expenses	146	8,481	67	8,013	(3,015)	13,692
Income (Loss) before income taxes	3,382	3,303	963	5,338	(8,241)	4,745
Income tax provision (benefit)	(31)	(224)	(9)	1,566	-	1,302
Net income (loss)	3,413	3,527	972	3,772	(8,241)	3,443
Less: net income attributable to noncontrolling interests	-	-	-	(30)	-	(30)
Net Income (Loss) Attributable to ConocoPhillips	$3,413	3,527	972	3,742	(8,241)	3,413

Comprehensive Income (Loss) Attributable to ConocoPhillips	$3,689	3,803	1,204	3,998	(9,005)	3,689

Income Statement	Six Months Ended June 30, 2018

Revenues and Other Income
Sales and other operating revenues	$-	7,444	-	9,858	-	17,302
Equity in earnings of affiliates	2,659	3,232	879	472	(6,769)	473
Gain on dispositions	-	3	-	59	-	62
Other income	-	291	-	73	-	364
Intercompany revenues	19	90	13	2,591	(2,713)	-
Total Revenues and Other Income	2,678	11,060	892	13,053	(9,482)	18,201

Costs and Expenses
Purchased commodities	-	6,691	-	2,561	(2,474)	6,778
Production and operating expenses	-	425	4	2,098	(43)	2,484
Selling, general and administrative expenses	5	155	-	62	(5)	217
Exploration expenses	-	91	-	73	-	164
Depreciation, depletion and amortization	-	275	-	2,575	-	2,850
Impairments	-	(10)	-	(13)	-	(23)
Taxes other than income taxes	-	78	-	378	-	456
Accretion on discounted liabilities	-	9	-	168	-	177
Interest and debt expense	147	300	25	80	(191)	361
Foreign currency transaction (gains) losses	34	(9)	80	(103)	-	2
Other expenses	-	342	6	(8)	-	340
Total Costs and Expenses	186	8,347	115	7,871	(2,713)	13,806
Income (Loss) before income taxes	2,492	2,713	777	5,182	(6,769)	4,395
Income tax provision (benefit)	(36)	54	(19)	1,842	-	1,841
Net income (loss)	2,528	2,659	796	3,340	(6,769)	2,554
Less: net income attributable to noncontrolling interests	-	-	-	(26)	-	(26)
Net Income (Loss) Attributable to ConocoPhillips	$2,528	2,659	796	3,314	(6,769)	2,528

Comprehensive Income (Loss) Attributable to ConocoPhillips	$2,351	2,482	537	3,042	(6,061)	2,351
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	June 30, 2019
Balance Sheet	ConocoPhillips	ConocoPhillips Company	Burlington Resources LLC	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Assets
Cash and cash equivalents	$-	1,263	-	4,678	-	5,941
Short-term investments	-	50	-	682	-	732
Accounts and notes receivable	6	1,969	2	4,489	(2,815)	3,651
Investment in Cenovus Energy	-	1,835	-	-	-	1,835
Inventories	-	152	-	937	-	1,089
Prepaid expenses and other current assets	1	173	-	2,378	-	2,552
Total Current Assets	7	5,442	2	13,164	(2,815)	15,800
Investments, loans and long-term receivables*	32,085	49,325	16,544	15,592	(104,530)	9,016
Net properties, plants and equipment	-	4,026	-	40,308	-	44,334
Other assets	4	852	228	1,936	(909)	2,111
Total Assets	$32,096	59,645	16,774	71,000	(108,254)	71,261

Liabilities and Stockholders’ Equity
Accounts payable	$-	2,909	-	3,541	(2,815)	3,635
Short-term debt	(3)	3	14	100	-	114
Accrued income and other taxes	-	61	-	1,152	-	1,213
Employee benefit obligations	-	405	-	124	-	529
Other accruals	85	632	35	2,753	-	3,505
Total Current Liabilities	82	4,010	49	7,670	(2,815)	8,996
Long-term debt	3,792	6,672	2,136	2,209	-	14,809
Asset retirement obligations and accrued environmental costs	-	399	-	5,597	-	5,996
Deferred income taxes	-	-	-	5,733	(908)	4,825
Employee benefit obligations	-	1,263	-	426	-	1,689
Other liabilities and deferred credits*	1,807	8,680	987	9,779	(19,381)	1,872
Total Liabilities	5,681	21,024	3,172	31,414	(23,104)	38,187
Retained earnings	30,271	20,440	2,085	9,573	(25,600)	36,769
Other common stockholders’ equity	(3,856)	18,181	11,517	29,915	(59,550)	(3,793)
Noncontrolling interests	-	-	-	98	-	98
Total Liabilities and Stockholders’ Equity	$32,096	59,645	16,774	71,000	(108,254)	71,261
*Includes intercompany loans.

Balance Sheet	December 31, 2018

Assets
Cash and cash equivalents	$-	1,428	-	4,487	-	5,915
Short-term investments	-	-	-	248	-	248
Accounts and notes receivable	28	5,646	78	6,707	(8,392)	4,067
Investment in Cenovus Energy	-	1,462	-	-	-	1,462
Inventories	-	184	-	823	-	1,007
Prepaid expenses and other current assets	1	267	-	307	-	575
Total Current Assets	29	8,987	78	12,572	(8,392)	13,274
Investments, loans and long-term receivables*	29,942	47,062	15,199	16,926	(99,465)	9,664
Net properties, plants and equipment	-	4,367	-	41,796	(465)	45,698
Other assets	4	642	227	1,269	(798)	1,344
Total Assets	$29,975	61,058	15,504	72,563	(109,120)	69,980

Liabilities and Stockholders’ Equity
Accounts payable	$-	5,098	76	7,113	(8,392)	3,895
Short-term debt	(3)	12	13	99	(9)	112
Accrued income and other taxes	-	85	-	1,235	-	1,320
Employee benefit obligations	-	638	-	171	-	809
Other accruals	85	587	35	552	-	1,259
Total Current Liabilities	82	6,420	124	9,170	(8,401)	7,395
Long-term debt	3,791	7,151	2,143	2,249	(478)	14,856
Asset retirement obligations and accrued environmental costs	-	415	-	7,273	-	7,688
Deferred income taxes	-	-	-	5,819	(798)	5,021
Employee benefit obligations	-	1,340	-	424	-	1,764
Other liabilities and deferred credits*	725	9,277	839	8,126	(17,775)	1,192
Total Liabilities	4,598	24,603	3,106	33,061	(27,452)	37,916
Retained earnings	27,512	18,511	1,113	9,764	(22,890)	34,010
Other common stockholders’ equity	(2,135)	17,944	11,285	29,613	(58,778)	(2,071)
Noncontrolling interests	-	-	-	125	-	125
Total Liabilities and Stockholders’ Equity	$29,975	61,058	15,504	72,563	(109,120)	69,980
*Includes intercompany loans. See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Six Months Ended June 30, 2019
Statement of Cash Flows	ConocoPhillips	ConocoPhillips Company	Burlington Resources LLC	All Other Subsidiaries	Consolidating Adjustments	Total Consolidated

Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,571	5,125	(40)	4,768	(5,639)	5,785

Cash Flows From Investing Activities
Capital expenditures and investments	-	(653)	-	(2,882)	169	(3,366)
Working capital changes associated with investing activities	-	41	-	(17)	-	24
Proceeds from asset dispositions	-	142	-	559	-	701
Sales (purchases) of short-term investments	-	(50)	-	(435)	-	(485)
Long-term advances/loans—related parties	-	(19)	-	-	19	-
Collection of advances/loans—related parties	-	69	-	82	(89)	62
Intercompany cash management	1,082	(3,256)	40	2,134	-	-
Other	-	118	-	8	-	126
Net Cash Provided by (Used in) Investing Activities	1,082	(3,608)	40	(551)	99	(2,938)

Cash Flows From Financing Activities
Issuance of debt	-	-	-	19	(19)	-
Repayment of debt	-	(21)	-	(106)	89	(38)
Issuance of company common stock	43	-	-	-	(79)	(36)
Repurchase of company common stock	(2,002)	-	-	-	-	(2,002)
Dividends paid	(696)	(1,660)	-	(3,983)	5,643	(696)
Other	2	-	-	37	(94)	(55)
Net Cash Provided by (Used in) Financing Activities	(2,653)	(1,681)	-	(4,033)	5,540	(2,827)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	-	(1)	-	27	-	26

Net Change in Cash, Cash Equivalents and Restricted Cash	-	(165)	-	211	-	46
Cash, cash equivalents and restricted cash at beginning of period*	-	1,428	-	4,723	-	6,151
Cash, Cash Equivalents and Restricted Cash at End of Period	$-	1,263	-	4,934	-	6,197

Statement of Cash Flows	Six Months Ended June 30, 2018

Cash Flows From Operating Activities
Net Cash Provided by Operating Activities	$2,417	519	2,467	5,682	(5,344)	5,741

Cash Flows From Investing Activities
Capital expenditures and investments	-	(507)	-	(3,034)	7	(3,534)
Working capital changes associated with investing activities	-	(116)	-	24	-	(92)
Proceeds from asset dispositions	-	274	-	146	(112)	308
Sales of short-term investments	-	-	-	1,257	-	1,257
Long-term advances/loans—related parties	-	(8)	(87)	-	95	-
Collection of advances/loans—related parties	-	2,500	-	59	(2,500)	59
Intercompany cash management	(721)	4,517	(2,328)	(1,468)	-	-
Other	-	2	-	(27)	-	(25)
Net Cash Provided by (Used in) Investing Activities	(721)	6,662	(2,415)	(3,043)	(2,510)	(2,027)

Cash Flows From Financing Activities
Issuance of debt	-	-	-	95	(95)	-
Repayment of debt	-	(4,855)	(53)	(2,544)	2,500	(4,952)
Issuance of company common stock	123	-	-	-	(81)	42
Repurchase of company common stock	(1,146)	-	-	-	-	(1,146)
Dividends paid	(675)	-	-	(1,217)	1,217	(675)
Other	2	(2,511)	-	(1,852)	4,313	(48)
Net Cash Used in Financing Activities	(1,696)	(7,366)	(53)	(5,518)	7,854	(6,779)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	4	-	(18)	-	(14)

Net Change in Cash and Cash Equivalents	-	(181)	(1)	(2,897)	-	(3,079)
Cash and cash equivalents at beginning of period	-	234	3	6,299	-	6,536
Cash and Cash Equivalents at End of Period	$-	53	2	3,402	-	3,457
See Notes to Consolidated Financial Statements.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 62.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss) attributable to ConocoPhillips.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

ConocoPhillips is the world’s largest independent E&P company, based on proved reserves and production of liquids and natural gas. Headquartered in Houston, Texas, we have operations and activities in 17 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe and North Africa, Asia and Australia; LNG developments; oil sands assets in Canada; and an inventory of global conventional and unconventional exploration prospects. At June 30, 2019, we employed approximately 10,900 people worldwide and had total assets of $71 billion.

Overview

Global oil prices have been volatile in 2019. Optimism about worldwide economic growth during the first quarter turned to pessimism in the second quarter as trade disputes dampened growth forecasts. At the end of the second quarter, geopolitical tensions in the Middle East, threatening the safe passage of supertankers carrying crude oil through the Persian Gulf, have revived oil prices. Our business strategy anticipates prices will remain volatile and is designed to be resilient in lower price environments, with significant upside during periods of higher prices. Portfolio diversification and optimization, debt reduction and disciplined capital investment have positioned our company to navigate through periods of volatile energy prices.

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

In the second quarter of 2019, we continued to deliver on our priorities. We achieved production growth of 7 percent on a total BOE basis compared with the second quarter of 2018, with higher value oil volumes growing 12 percent. Cash provided by operating activities of $2.9 billion exceeded capital expenditures and investments of $1.7 billion. After distributing $0.3 billion of dividends to shareholders and repurchasing $1.2 billion of our common stock, we ended the quarter with cash, cash equivalents and restricted cash totaling $6.2 billion and $0.7 billion of short-term investments. Additionally, in July we announced an increase to our expected full-year 2019 share repurchases to $3.5 billion, an increase of $0.5 billion from previously stated plans.

Operationally, we remain focused on safely executing our operating plan and staying attentive to our costs. Production excluding Libya was 1,290 MBOED in the second quarter of 2019, an increase of 79 MBOED compared with the same period of 2018. Our underlying production, which excludes Libya and the additional volumes from closed 2018 acquisitions and dispositions of approximately 27 MBOED, increased 4 percent compared with the second quarter of 2018. Production on a per debt-adjusted share basis grew by 6 percent compared with the second quarter of 2018. Production per debt-adjusted share is calculated on an underlying production basis using ending period debt divided by ending share price plus ending shares outstanding. We believe production per debt-adjusted share is useful to investors as it provides a consistent view of production on a total equity basis by converting debt to equity and allows for comparison across peer companies.

In the second quarter of 2019, we completed the sale of our 30 percent interest in the Greater Sunrise Fields to the government of Timor-Leste for $350 million, before customary adjustments, and recognized an after-tax gain of $52 million. No production or reserve impacts are associated with the sale. Proceeds from this transaction will be used for general corporate purposes. The Greater Sunrise Fields are included in our Asia Pacific and Middle East segment.

In April 2019, we entered into an agreement to sell two ConocoPhillips U.K. subsidiaries to Chrysaor E&P Limited for $2.675 billion plus interest and customary adjustments, subject to regulatory approval and other specific conditions precedent. Together the subsidiaries indirectly hold the company’s E&P assets in the U.K. As a result of entering into the transaction agreement, we recognized a U.S. tax benefit of $234 million in the second quarter of 2019 related to the recognition of U.S. tax basis in our U.K. subsidiaries to be sold. Depending on the timing of regulatory approval and satisfaction of conditions precedent, we anticipate recognizing an additional gain of approximately $2 billion before- and after-tax on completion of the sale in the second half of 2019, subject to customary adjustments and foreign exchange impacts. Full-year 2018 production and year-end 2018 proved reserves associated with the U.K. assets being sold were approximately 72 MBOED and approximately 99 MMBOE, respectively. Results of operations for the U.K. are reported within our Europe and North Africa segment. See Note 5—Assets Held for Sale and Dispositions in the Notes to Consolidated Financial Statements, for additional information.

Business Environment

Dated Brent crude oil prices have ranged from a low of $53 per barrel to a high of $75 per barrel in the first half of 2019. The energy industry has periodically experienced volatility due to fluctuating supply-and-demand conditions. Commodity prices are the most significant factor impacting our profitability and related reinvestment of operating cash flows into our business. Among other dynamics that could influence world energy markets and commodity prices are global economic health, supply disruptions or fears thereof caused by civil unrest or military conflicts, actions taken by OPEC, environmental laws, tax regulations, governmental policies and weather-related disruptions. Our strategy is to create value through price cycles by delivering on the financial and operational priorities that underpin our value proposition.

Our earnings and operating cash flows generally correlate with industry price levels for crude oil and natural gas, the prices of which are subject to factors external to the company and over which we have no control. The following graph depicts the trend in average benchmark prices for WTI crude oil, Dated Brent crude oil and Henry Hub natural gas:

Brent crude oil prices averaged $68.82 per barrel in the second quarter of 2019, a decrease of 7 percent compared with $74.35 per barrel in the second quarter of 2018, and an increase of 9 percent compared with $63.20 per barrel in the first quarter of 2019. Crude oil prices for WTI averaged $59.80 per barrel in the second quarter of 2019, a decrease of 12 percent compared with $67.99 per barrel in the second quarter of 2018, and an increase of 9 percent compared with $54.87 per barrel in the first quarter of 2019. Prices decreased relative to the same period a year ago due to concerns about inventory levels and demand growth.

Henry Hub natural gas prices averaged $2.64 per MMBTU in the second quarter of 2019, a decrease of 6 percent compared with $2.80 per MMBTU in the second quarter of 2018, and a decrease of 16 percent compared with $3.15 per MMBTU in the first quarter of 2019. Prices decreased relative to the same period of 2018 due to seasonally mild weather reducing demand and increasing natural gas production in the contiguous United States.

Our realized bitumen price increased from $32.38 per barrel in the second quarter of 2018 to $37.20 per barrel in the same period of 2019, primarily due to lower diluent costs and improvements in the WCS differential to WTI at Hardisty, which offset declines in the WTI benchmark price. Compared with $33.15 per barrel in the first quarter of 2019, our second quarter 2019 realized bitumen price increased due to improvements in the WTI benchmark price and continued strength in the WCS differential to WTI at Hardisty. The WCS differential to WTI at Hardisty decreased in the second quarter of 2019, compared to the first quarter of 2019, due to a continuation of curtailment orders in conjunction with upstream turnarounds.

Our total average realized price was $50.50 per BOE in the second quarter of 2019, compared with $54.32 per BOE in the second quarter of 2018 due to lower realized oil, natural gas and NGL prices.

Key Operating and Financial Summary

Significant items during the second quarter of 2019 included the following:

•Cash provided by operating activities was $2.9 billion and exceeded capital expenditures and investments of $1.7 billion.

•Increased 2019 planned share repurchases to $3.5 billion.

•Repurchased $1.2 billion of shares and paid $0.3 billion in dividends.

•Second-quarter production excluding Libya of 1,290 MBOED; year-over-year underlying production grew 4 percent overall and 6 percent on a production per debt-adjusted share basis.

•Grew production from the Lower 48 Big 3 unconventional plays—Eagle Ford, Bakken and Delaware—by 26 percent year-over-year.

•Executed turnarounds in Europe, Canada and Alaska.

•Ended the quarter with cash, cash equivalents and restricted cash totaling $6.2 billion and short-term investments of $0.7 billion.

•Generated $0.6 billion in proceeds from dispositions.

•Acquired approximately $0.1 billion in Lower 48 Big 3 bolt-on interests and acreage.

Outlook

Production and Capital Guidance

Third-quarter 2019 production is expected to be 1,290 to 1,330 MBOED, reflecting planned turnarounds in Alaska, Europe and Asia Pacific. Full-year 2019 production guidance is 1,310 to 1,340 MBOED. This guidance excludes Libya.

Capital expenditures are now expected to be $6.3 billion versus $6.1 billion, attributable to additional exploration and appraisal drilling in Alaska and the addition of a drilling rig in the Eagle Ford at mid-year 2019. This guidance excludes approximately $0.3 billion for opportunistic acquisitions completed or announced and results in total capital expenditures and investments of $6.6 billion. Guidance also excludes obligations under the recently announced production sharing contract extension awarded by the Government of Indonesia.

Production and capital guidance will be revised following the planned U.K. disposition closing.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2019, is based on a comparison with the corresponding periods of 2018.

Consolidated Results

A summary of the company's net income attributable to ConocoPhillips by business segment follows:

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Alaska	$462	418	846	942
Lower 48	206	410	399	718
Canada	100	33	222	(32)
Europe and North Africa	407	290	614	535
Asia Pacific and Middle East	517	466	1,042	927
Other International	81	(5)	212	(49)
Corporate and Other	(193)	28	78	(513)
Net income attributable to ConocoPhillips	$1,580	1,640	3,413	2,528

Net income attributable to ConocoPhillips in the second quarter of 2019 decreased $60 million. Earnings were negatively impacted by:

•Lower realized crude oil, NGL and natural gas prices.

•A $312 million lower after-tax unrealized gain on our Cenovus Energy common shares reflected in other income as compared to the second quarter of 2018.

•Higher production and operating expenses associated with increased production volumes, primarily in the Lower 48 and Alaska, and increased legal accruals in our Lower 48 and Other International segments.

•Lower equity in earnings of affiliates, primarily due to a $73 million after-tax impairment of our investment in the Marine Well Containment Company (MWCC) in our Lower 48 segment.

Second quarter 2019 net income decreases were partly offset by:

•Higher crude oil sales volumes due to growth in the Lower 48 unconventionals and the acquisition of incremental interests from operated assets in Alaska during the second and fourth quarters of 2018.

•A $234 million U.S. tax benefit related to the recognition of U.S. tax basis in our U.K. subsidiaries classified as held for sale.

•The absence of a $121 million after-tax charge to pension settlement expense recorded in the second quarter of 2018.

•Increased earnings of $115 million related to the settlement of certain tax disputes and enhanced oil recovery credits.

•Other income of $84 million after-tax related to our settlement agreement with Petróleos de Venezuela, S.A. (PDVSA).

Net income attributable to ConocoPhillips in the six-month period ended June 30, 2019, increased $885 million. Earnings were positively impacted by:

•Higher crude oil sales volumes due to growth in the Lower 48 unconventionals and the acquisition of incremental interests from operated assets in Alaska during the second and fourth quarters of 2018.

•A $234 million U.S. tax benefit related to the recognition of U.S. tax basis in our U.K. subsidiaries classified as held for sale.

•Other income of $231 million after-tax related to our settlement agreement with PDVSA.

•The absence of premiums on debt retirements totaling $195 million after-tax recognized primarily in the first quarter of 2018.

•A $154 million higher after-tax unrealized gain on our Cenovus Energy common shares reflected in other income.

•The absence of a $121 million after-tax charge to pension settlement expense recorded in the second quarter of 2018.

•Increased earnings of $115 million related to the settlement of certain tax disputes and enhanced oil recovery credits.

Earnings in the six-month period ended June 30, 2019, were negatively impacted by:

•Lower realized crude oil, NGL and natural gas prices.

•Higher DD&A associated with increased production volumes, primarily in the Lower 48 and Alaska.

•Higher production and operating expenses associated with increased production volumes, primarily in the Lower 48 and Alaska, and increased legal accruals in our Lower 48 and Other International segments.

•Lower equity in earnings of affiliates, primarily due to impairments of equity method investments in our Lower 48 segment of $120 million after-tax in 2019.

•The absence of a $109 million after-tax benefit from an accrual reduction related to a transportation cost ruling by the FERC, recorded in the first quarter of 2018.

See the “Segment Results” section for additional information.

Income Statement Analysis

Sales and other operating revenues for the second quarter of 2019 decreased 6 percent, mainly due to lower realized crude oil, NGL and natural gas prices, partly offset by higher sales volumes of crude oil in the Lower 48 and Alaska.

Equity in earnings of affiliates for the three- and six-month periods of 2019 decreased 35 percent and 24 percent, respectively, primarily due to impairments of equity method investments in our Lower 48 segment of $95 million in the second quarter of 2019 and $60 million in the first quarter of 2019. For more information, see Note 5—Assets Held for Sale and Dispositions and Note 3—Variable Interest Entities, in the Notes to Consolidated Financial Statements.

Other income for the second quarter of 2019 decreased $244 million, primarily due to a $353 million before-tax lower unrealized gain on our Cenovus Energy common shares as compared to the second quarter of 2018. Partly offsetting this decrease was $89 million before-tax related to our settlement agreement with PDVSA. Other income in the six-month period of 2019 increased $510 million, due to the recognition of $236 million before-tax related to our settlement agreement with PDVSA as well as a $113 million before-tax higher unrealized gain on our Cenovus Energy common shares compared to the same period of 2018.

For discussion of our Cenovus Energy shares, see Note 7—Investment in Cenovus Energy, in the Notes to Consolidated Financial Statements. For discussion of our PDVSA settlement, see Note 12—Contingencies and Commitments, in the Notes to Consolidated Financial Statements.

Purchased commodities for the three- and six-month periods of 2019 decreased 13 and 6 percent, respectively, primarily due to lower crude oil and natural gas prices.

Production and operating expenses for the three- and six-month periods of 2019 increased $105 million and $205 million, respectively, mainly due to costs associated with higher production volumes, primarily in the Lower 48 and Alaska, and increased legal accruals in our Lower 48 and Other International segments.

DD&A for the three- and six-month periods of 2019 increased 4 percent and 7 percent, respectively, mainly due to higher production volumes in the Lower 48 and Alaska, partly offset by lower expense in our Europe and North Africa segment due to the cessation of DD&A on the assets held-for-sale associated with our planned U.K. divestiture. For more information regarding the planned U.K. divestiture, see Note 5—Assets Held for Sale and Dispositions.

Other expenses decreased $129 million and $318 million in the three- and six-month periods of 2019, respectively, primarily due to the absence of a $206 million before-tax expense for premiums on early debt retirements in the first quarter of 2018 and the absence of a $147 million before-tax charge to pension settlement expense recorded in the second quarter of 2018.

See Note 22—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our income tax provision (benefit) and effective tax rate.

Summary Operating Statistics

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Average Net Production
Crude oil (MBD)	702	624	708	630
Natural gas liquids (MBD)	118	103	114	99
Bitumen (MBD)	51	63	57	64
Natural gas (MMCFD)*	2,768	2,754	2,804	2,791

Total Production (MBOED)	1,332	1,249	1,346	1,258

	Dollars Per Unit
Average Sales Prices
Crude oil (per barrel)	64.88	70.55	62.14	68.00
Natural gas liquids (per barrel)	21.65	29.94	22.71	29.20
Bitumen (per barrel)	37.20	32.38	35.00	22.75
Natural gas (per thousand cubic feet)	4.76	5.18	5.39	5.16

	Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical,
lease rental, and other	$81	53	164	128
Leasehold impairment	25	15	42	20
Dry holes	16	1	26	16
	$122	69	232	164
*Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. At June 30, 2019, our operations were producing in the U.S., Norway, the U.K., Canada, Australia, Timor-Leste, Indonesia, China, Malaysia, Qatar and Libya.

Total production increased 83 MBOED or 7 percent in the second quarter of 2019, primarily due to:

•New wells online in the Lower 48.

•An increased interest in the Western North Slope (WNS) and Greater Kuparuk Area (GKA) of Alaska following acquisitions closed in 2018.

•Higher production in Norway due to drilling activity and the startup of Aasta Hansteen in December 2018.

•Lower unplanned downtime, primarily in Malaysia, Canada and the U.K.

The increase in second quarter 2019 production was partly offset by:

•Normal field decline.

•Planned turnarounds at Surmont in Canada, the Greater Ekofisk Area in Norway and J-Area in the U.K.

•Disposition impacts from non-core asset sales in the Lower 48 and the sale of a ConocoPhillips subsidiary holding 16.5 percent of our 24 percent interest in the BP-operated Clair Field in the U.K. during 2018.

Total production increased 88 MBOED or 7 percent in the six-month period of 2019, primarily due to:

•New wells online in the Lower 48.

•An increased interest in the WNS and GKA of Alaska following acquisitions closed in 2018.

•Higher production in Norway due to drilling activity and the startup of Aasta Hansteen in December 2018.

The increase in production during the six-month period of 2019 was partly offset by:

•Normal field decline.

•Disposition impacts from non-core asset sales in the Lower 48 and the sale of a ConocoPhillips subsidiary holding 16.5 percent of our 24 percent interest in the BP-operated Clair Field in the U.K. during 2018.

•Planned turnarounds at QG3 in Qatar, the Greater Ekofisk Area in Norway and Surmont in Canada.

Production excluding Libya was 1,290 MBOED in the second quarter of 2019, an increase of 79 MBOED or 7 percent compared with the same period of 2018. Our underlying production, which excludes Libya and the additional volumes from closed 2018 acquisitions and dispositions of 27 MBOED, increased 4 percent compared with the second quarter of 2018.

Production excluding Libya was 1,303 MBOED in the six-month period of 2019, an increase of 87 MBOED or 7 percent compared with the same period of 2018. Our underlying production in the six-month period of 2019, which excludes Libya and the additional volumes from closed 2018 acquisitions and dispositions of 28 MBOED, increased 5 percent compared with the same period of 2018.

Segment Results

Alaska

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Net Income Attributable to ConocoPhillips
(millions of dollars)	$462	418	846	942

Average Net Production
Crude oil (MBD)	199	170	205	172
Natural gas liquids (MBD)	17	14	17	15
Natural gas (MMCFD)	7	6	7	7

Total Production (MBOED)	217	185	223	188

Average Sales Prices
Crude oil (dollars per barrel)	$67.57	72.49	65.11	70.34
Natural gas (dollars per thousand cubic feet)	3.19	2.51	3.31	2.51

The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of June 30, 2019, Alaska contributed 25 percent of our worldwide liquids production and less than 1 percent of our worldwide natural gas production.

Earnings from Alaska for the second quarter of 2019 increased $44 million compared with the corresponding period of 2018, primarily because of higher crude oil sales volumes due to increased interests in the WNS and GKA following acquisitions completed in the second and fourth quarters of 2018, respectively. Additionally, earnings increased due to $81 million of tax benefits related to the settlement of certain tax disputes and enhanced oil recovery credits. Partly offsetting the increase in earnings were lower realized crude oil prices and higher production and operating expenses associated with higher sales volumes.

Earnings from Alaska for the six-month period of 2019 decreased $96 million compared with the corresponding period of 2018, primarily because of lower realized crude oil prices, higher production and operating expenses associated with higher volumes, and the absence of a $79 million after-tax benefit resulting from an accrual reduction due to a transportation cost ruling by the FERC, recorded in the first quarter of 2018. Partly offsetting the decrease in earnings was higher crude oil sales volumes due to increased interests in the WNS and GKA following acquisitions completed in 2018 and tax benefits of $81 million related to the settlement of certain tax disputes and enhanced oil recovery credits.

Average production was up 32 MBOED and 35 MBOED in the three- and six-month periods of 2019 compared with the corresponding periods of 2018. The increases were primarily due to acquiring incremental interests in the WNS and GKA in 2018, which contributed 43 MBOED and 45 MBOED in the three- and six-month periods of 2019, respectively. Production also increased due to the rampup of Greater Mooses Tooth #1 following first oil in the fourth quarter of 2018, partly offset by normal field decline.

Exploration Update

In June 2019, we entered into an agreement with Caelus Natural Resources Alaska, LLC to acquire Nuna acreage adjacent to our Kuparuk Field. We expect the transaction to close in the third quarter of 2019, subject to state regulatory approval.

Lower 48

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Net Income Attributable to ConocoPhillips
(millions of dollars)	$206	410	399	718

Average Net Production
Crude oil (MBD)	269	218	257	207
Natural gas liquids (MBD)	82	70	78	65
Natural gas (MMCFD)	593	593	581	580

Total Production (MBOED)	450	387	432	369

Average Sales Prices
Crude oil (dollars per barrel)	$59.17	65.79	56.31	64.00
Natural gas liquids (dollars per barrel)	17.91	26.71	19.20	25.73
Natural gas (dollars per thousand cubic feet)	2.10	2.34	2.41	2.54

The Lower 48 segment consists of operations located in the U.S. Lower 48 states, as well as producing properties in the Gulf of Mexico. As of June 30, 2019, the Lower 48 contributed 38 percent of our worldwide liquids production and 21 percent of our worldwide natural gas production.

Earnings from the Lower 48 for the three- and six-month periods of 2019 decreased $204 million and $319 million, respectively, compared with corresponding periods in 2018, primarily due to lower realized crude oil and NGL prices; higher DD&A associated with increased production volumes; higher production and operating expenses due to increased legal accruals as well as higher production volumes; and lower earnings in equity of affiliates. Earnings in equity affiliates were reduced due to a $47 million after-tax impairment associated with the sale of our interests in the Golden Pass LNG Terminal and Golden Pass Pipeline in the first quarter of 2019 and a $73 million after-tax impairment associated with our investment in the MWCC in the second quarter of 2019. Partly offsetting the decrease in earnings was increased crude oil and NGL volumes in the Eagle Ford, Bakken and Delaware in the Permian Basin.

For additional information related to our impairment of MWCC, see Note 3—Variable Interest Entities in the Notes to Consolidated Financial Statements. For more information related to the sale of our interests in Golden Pass LNG Terminal and Golden Pass Pipeline, see Note 5—Assets Held for Sale and Dispositions and Note 14—Fair Value Measurement.

Total average production increased 63 MBOED in both the three- and six-month periods of 2019, compared with the same periods of 2018, primarily due to new production from unconventional assets in Eagle Ford, Bakken and Delaware in the Permian Basin. Partly offsetting the increase in production was normal field decline and the impact of non-core dispositions in 2018, which decreased production by 13 MBOED and 12 MBOED in the three- and six-month periods of 2019, respectively.

Asset Disposition Update

In January 2019, we entered into agreements to sell our 12.4 percent ownership interests in the Golden Pass LNG Terminal and Golden Pass Pipeline. We have also entered into agreements to amend our contractual obligations for retaining use of the facilities. As a result of entering into these agreements, we recognized a before-tax impairment of $60 million in the first quarter of 2019 which is included in the “Equity in earnings of affiliates” line on our consolidated income statement. In the second quarter of 2019, we completed the sale.

Canada

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Net Income (Loss) Attributable to ConocoPhillips
(millions of dollars)	$100	33	222	(32)

Average Net Production
Crude oil (MBD)	1	1	1	2
Natural gas liquids (MBD)	1	-	-	-
Bitumen (MBD)	51	63	57	64
Natural gas (MMCFD)	8	14	8	14

Total Production (MBOED)	54	67	59	68

Average Sales Prices
Bitumen (dollars per barrel)*	37.20	32.38	35.00	22.75

*Average prices for sales of bitumen excludes additional value realized from the purchase and sale of third-party volumes for optimization of our pipeline capacity between Canada and the U.S. Gulf Coast.

Our Canadian operations mainly consist of an oil sands development in the Athabasca Region of northeastern Alberta and a liquids-rich unconventional play in western Canada. As of June 30, 2019, Canada contributed 7 percent of our worldwide liquids production and less than 1 percent of our worldwide natural gas production.

Earnings from Canada increased $67 million in the second quarter of 2019, compared with the corresponding period of 2018, primarily because of lower DD&A expense, due to lower rates from reserve additions and decreased sales volumes; a $25 million tax benefit due to a four year phased four percent reduction in Alberta’s corporate income tax rate and higher bitumen realizations; partly offset by lower sales volumes. Earnings increased $254 million in the six-month period of 2019, compared with the corresponding period of 2018, mainly due to higher realized bitumen prices and a $68 million tax benefit primarily comprised of a previously unrecognizable tax basis related to a tax settlement, partly offset by lower sales volumes.

Total average production decreased 13 MBOED in the second quarter of 2019, compared with the same period of 2018, primarily due to a planned turnaround at Surmont, which impacted bitumen production by 12 MBOED. Total average production decreased 9 MBOED in the six-month period of 2019, compared with the same period of 2018, primarily due to a 6 MBOED impact from a planned turnaround in Surmont and 4 MBOED related to a mandated production curtailment imposed by the Alberta government in January 2019. The curtailment measure is intended to strengthen the WCS differential to WTI at Hardisty and is anticipated to be temporary.

Europe and North Africa

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Net Income Attributable to ConocoPhillips
(millions of dollars)	$407	290	614	535

Average Net Production
Crude oil (MBD)	130	139	141	148
Natural gas liquids (MBD)	6	8	8	8
Natural gas (MMCFD)	518	507	560	528

Total Production (MBOED)	223	230	242	244

Average Sales Prices
Crude oil (dollars per barrel)	$69.65	72.65	66.16	69.07
Natural gas liquids (dollars per barrel)	32.00	40.35	31.49	37.38
Natural gas (dollars per thousand cubic feet)	4.42	7.19	5.58	7.29

The Europe and North Africa segment consists of operations principally located in the Norwegian and U.K. sectors of the North Sea, the Norwegian Sea, and Libya. As of June 30, 2019, our Europe and North Africa operations contributed 17 percent of our worldwide liquids production and 20 percent of our worldwide natural gas production.

Earnings for Europe and North Africa increased by $117 million and $79 million in the three- and six-month periods of 2019, respectively, compared with the same periods of 2018. The earnings increase in both periods was mainly due to a U.S. tax benefit of $234 million, recorded in the second quarter of 2019, primarily related to the recognition of U.S. tax basis in our U.K. subsidiaries classified as held for sale. Earnings in both periods also increased due to the cessation of DD&A on the assets held-for-sale associated with our planned U.K. disposition. Partly offsetting the increase in earnings, were lower realized natural gas and crude oil prices and lower sales volumes.

Average production decreased 3 percent and 1 percent in the three- and six-month periods of 2019, respectively, compared with the same periods of 2018, primarily due to normal field decline, and planned turnarounds in the second quarter of 2019 in the Greater Ekofisk Area in Norway and J-Area in the U.K. Partly offsetting the production decrease, were increases from new wells online in Norway and the U.K., including the rampup of production at Aasta Hansteen in Norway.

Asset Disposition Update

In April 2019, we entered into an agreement to sell two ConocoPhillips U.K. subsidiaries to Chrysaor E&P Limited for $2.675 billion plus interest and customary adjustments, subject to regulatory approval and other specific conditions precedent. Together the subsidiaries indirectly hold the company’s E&P assets in the U.K. As part of the transaction, we recognized a U.S. tax benefit of $234 million, recorded in the second quarter of 2019, primarily related to the recognition of U.S. tax basis in our U.K. subsidiaries classified as held for sale. Depending on the timing of regulatory approval and satisfaction of other conditions precedent, we anticipate recognizing an additional gain of approximately $2 billion before- and after-tax on completion of the sale in the second half of 2019, subject to customary adjustments and foreign exchange impacts. Full-year 2018 production and year-end 2018 proved reserves associated with the U.K. assets being sold were approximately 72 MBOED and approximately 99 MMBOE, respectively. See Note 5—Assets Held for Sale and Dispositions in the Notes to Consolidated Financial Statements, for additional information.

Asia Pacific and Middle East

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Net Income Attributable to ConocoPhillips
(millions of dollars)	$517	466	1,042	927

Average Net Production
Crude oil (MBD)
Consolidated operations	89	82	91	87
Equity affiliates	14	14	13	14
Total crude oil	103	96	104	101

Natural gas liquids (MBD)
Consolidated operations	4	3	4	3
Equity affiliates	8	8	7	8
Total natural gas liquids	12	11	11	11

Natural gas (MMCFD)
Consolidated operations	578	580	622	609
Equity affiliates	1,064	1,054	1,026	1,053
Total natural gas	1,642	1,634	1,648	1,662

Total Production (MBOED)	388	380	390	389

Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations	$69.78	74.88	65.93	70.51
Equity affiliates	63.98	76.11	61.94	71.24
Total crude oil	68.91	75.08	65.43	70.61
Natural gas liquids (dollars per barrel)
Consolidated operations	39.97	44.23	40.05	44.34
Equity affiliates	41.72	43.60	40.09	43.79
Total natural gas liquids	41.05	43.65	40.07	43.93
Natural gas (dollars per thousand cubic feet)
Consolidated operations	5.89	5.50	6.14	5.53
Equity affiliates	5.81	5.72	6.53	5.37
Total natural gas	5.84	5.64	6.38	5.43

The Asia Pacific and Middle East segment has operations in China, Indonesia, Malaysia, Australia, Timor-Leste and Qatar, as well as exploration activities in Brunei. As of June 30, 2019, Asia Pacific and Middle East contributed 13 percent of our worldwide liquids production and 59 percent of our worldwide natural gas production.

Earnings increased $51 million in the second quarter of 2019 compared with the same period of 2018, primarily due to a $52 million after-tax gain on disposition of our interest in the Greater Sunrise Fields and higher crude oil, LNG and NGL sales volumes, partly offset by lower realizations for crude oil and LNG. Earnings increased $115 million in the six-month period of 2019, compared with the same period of 2018, primarily due to higher realized LNG prices and a $52 million after-tax gain on disposition of our interest in the Greater Sunrise Fields, partly offset by lower crude oil realizations.

Average production increased 8 MBOED in the second quarter of 2019, compared with the corresponding period of 2018, primarily because of lower planned downtime at Darwin LNG and Bayu Undan in Australia and Timor-Leste, new production from Bayu Undan and China, and less unplanned downtime at the Kebabangan gas field in Malaysia. Partly offsetting these increases was normal field decline. Average production increased 1 MBOED in the six-month period of 2019, compared with the same period of 2018, primarily due to new production from China and Bayu Undan, offset by normal field decline.

Asset Disposition Update

In the second quarter of 2019, we recognized an after-tax gain of $52 million upon completion of the sale of our 30 percent interest in the Greater Sunrise Fields to the government of Timor-Leste for $350 million, before customary adjustments. No production or reserve impacts were associated with the sale.

Deepwater Incentive Tax Credits

In July 2019, all partners in the Malaysia Block G PSC approved claiming certain deepwater incentive tax credits. As a result, we expect to recognize an income tax benefit in the third quarter of 2019 of approximately $165 million.

Other International

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018

Net Income (Loss) Attributable to ConocoPhillips
(millions of dollars)	$81	(5)	212	(49)

The Other International segment consists of exploration activities in Colombia, Chile and Argentina.

Earnings from our Other International operations increased $86 million and $261 million in the three- and six-month periods of 2019, compared with the same periods of 2018. The increase was primarily due to recognizing $84 million and $231 million in other income related to a settlement award with PDVSA associated with prior operations in Venezuela, in the three- and six-month periods of 2019, respectively. See Note 12—Contingencies and Commitments in the Notes to Consolidated Financial Statements, for additional information.

Exploration Update

In July 2019, we entered into an agreement with Wintershall Dea to jointly develop the Aguada Federal and Bandurria Norte blocks in the central Argentine province of Neuquén. As part of the transaction, we will acquire a 45 percent interest in the Aguada Federal Block situated in the Neuquén Basin, Wintershall Dea will retain a 45 percent interest as operator, and the remaining 10 percent interest is held by Gas y Petroleo del Neuquen S.A. (GyP). In the nearby Bandurria Norte Block, we will acquire a 50 percent interest, with Wintershall Dea retaining the other 50 percent as operator. This transaction is expected to close in 2019, subject to approval by the relevant authorities.

Corporate and Other

	Millions of Dollars
	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Net Income (Loss) Attributable to ConocoPhillips
Net interest	$(131)	(174)	(327)	(334)
Corporate general and administrative expenses	(49)	(53)	(114)	(103)
Technology	(10)	63	86	53
Other	(3)	192	433	(129)
	$(193)	28	78	(513)

Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest decreased by $43 million in the second quarter of 2019, primarily due to lower interest from the settlement of certain tax disputes. In the six-month period of 2019, net interest decreased by $7 million, primarily due to lower interest from the previously mentioned settlement, partly offset by higher interest from the absence of an accrual reduction related to a transportation cost ruling by the FERC in the first quarter of 2018.

Corporate G&A expenses include compensation programs and staff costs. These expenses decreased by $4 million and increased by $11 million in the three- and six-month periods of 2019, respectively, primarily due to costs associated with certain compensation programs.

Technology includes our investment in new technologies or businesses, as well as licensing revenues. Activities are focused on both conventional and tight oil reservoirs, shale gas, heavy oil, oil sands, enhanced oil recovery, as well as LNG. Earnings from Technology decreased $73 million and increased $33 million in the three- and six-month periods of 2019, respectively, primarily due to changes in licensing revenues recognized between periods.

The category “Other” includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, premiums incurred on the early retirement of debt, unrealized holding gains or losses on equity securities, and pension settlement expense. “Other” decreased by $195 million in the second quarter of 2019, compared with the same period of 2018, primarily due to an after-tax $312 million lower unrealized gain on our Cenovus Energy common shares, partly offset by lower pension settlement expense in the second quarter of 2018. In the six-month period of 2019, “Other” increased by $562 million primarily due to the absence of $195 million after-tax related to premiums on early retirement of debt and lower pension settlement expense in 2018, and an $154 million larger after-tax unrealized gain on our Cenovus Energy common shares in the six-month period of 2019, compared to the same period of 2018.

CAPITAL RESOURCES AND LIQUIDITY

Financial Indicators
	Millions of Dollars
	June 30	December 31
	2019	2018

Short-term debt	$114	112
Total debt	14,923	14,968
Total equity	33,074	32,064
Percent of total debt to capital*	31%	32
Percent of floating-rate debt to total debt	5%	5
*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs, and our ability to sell securities using our shelf registration statement. During the first six months of 2019, the primary uses of our available cash were $3,366 million to support our ongoing capital expenditures and investments program, $2,002 million to repurchase common stock, and $696 million to pay dividends. During the first six months of 2019, our cash, cash equivalents and restricted cash increased by $46 million to $6,197 million.

We believe current cash balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Sources of Capital” section, will be sufficient to meet our funding requirements in the near and long term, including our capital spending program, dividend payments and required debt payments.

Significant Sources of Capital

Operating Activities

Cash provided by operating activities was $5,785 million for the first six months of 2019, compared with $5,741 million for the corresponding period of 2018.

While the stability of our cash flows from operating activities benefits from geographic diversity, our short- and long-term operating cash flows are highly dependent upon prices for crude oil, bitumen, natural gas, LNG and NGLs. Prices and margins in our industry have historically been volatile and are driven by market conditions over which we have no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows.

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

Investing Activities

Proceeds from asset sales for the first six months of 2019 were $701 million compared with $308 million for the corresponding period of 2018. In the first six months of 2019, we completed the sale of several assets including our 30 percent interest in the Greater Sunrise Fields for $350 million, before customary adjustments. In the first six months of 2018, we completed the sale of several properties in the Lower 48 for net proceeds of $217 million. Other small transactions also closed in the first six months of 2018. See Note 5—Assets Held for Sale and Dispositions for additional information.

In April 2019, we entered into an agreement to sell two ConocoPhillips U.K. subsidiaries to Chrysaor E&P Limited for $2.675 billion plus interest and customary adjustments. The effective date of the transaction will be January 1, 2018. In the second quarter of 2019, we received deposits of $268 million related to this disposition which is included in the “Other” line of the “Cash Flows from Investing Activities” section of our consolidated cash flows. The transaction is subject to regulatory approval and other specific conditions precedent and is expected to be completed in the second half of 2019.

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

We had no commercial paper outstanding at June 30, 2019 or December 31, 2018. We had no direct outstanding borrowings or letters of credit under the revolving credit facility at June 30, 2019 or December 31, 2018. Since we had no commercial paper outstanding and had issued no letters of credit, we had access to $6.0 billion in borrowing capacity under our revolving credit facility at June 30, 2019.

Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At June 30, 2019 and December 31, 2018, we had direct bank letters of credit of $223 million and $323 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of credit ratings downgrades, we may be required to post additional letters of credit.

Shelf Registration

We have a universal shelf registration statement on file with the U.S. SEC under which we have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

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

Our debt balance at June 30, 2019, was $15 billion, unchanged from December 31, 2018.

On January 30, 2019, we announced a quarterly dividend of $0.305 per share. The dividend was paid on March 1, 2019, to stockholders of record at the close of business on February 11, 2019. On May 1, 2019, we announced a quarterly dividend of $0.305 per share. The dividend was paid on June 3, 2019, to stockholders of record at the close of business on May 13, 2019. On July 11, 2019, we announced a quarterly dividend of $0.305 per share, payable September 3, 2019, to stockholders of record at the close of business on July 22, 2019.

In late 2016, we initiated our current share repurchase program. As of July 12, 2018, we had announced a total authorization to repurchase $15 billion of our common stock. We repurchased $3 billion in 2017 and $3 billion in 2018. We expect to execute $3.5 billion of the remaining $9 billion of our share repurchase program in 2019. Whether we undertake these additional repurchases is ultimately subject to numerous considerations, market conditions and other factors. See the “Our ability to declare and pay dividends and repurchase shares is subject to certain considerations” section in Risk Factors on pages 20-21 of our 2018 Annual Report on Form 10-K for additional information. Since our share repurchase program began in November 2016, we have repurchased 143 million shares at a cost of $8.1 billion through June 30, 2019.

Capital Expenditures

	Millions of Dollars
	Six Months Ended
	June 30
	2019	2018

Alaska	$780	844
Lower 48	1,770	1,640
Canada	232	218
Europe and North Africa	339	462
Asia Pacific and Middle East	219	293
Other International	1	3
Corporate and Other	25	74
Capital expenditures and investments	$3,366	3,534

During the first six months of 2019, capital expenditures and investments supported key exploration and development programs, primarily:

•Development, appraisal and exploration activities in the Lower 48, including Eagle Ford, Delaware in the Permian Basin, and Bakken.

•Appraisal and development activities in Alaska related to the Western North Slope; development activities in the Greater Kuparuk Area and the Greater Prudhoe Area.

•Development activities across assets in Norway and the U.K.

•Optimization of oil sands development and appraisal activities in liquids-rich plays in Canada.

•Continued development in China, Malaysia, Australia, and Indonesia.

Capital expenditures guidance has been increased from $6.1 billion to $6.3 billion. The capital increase allows for an additional drilling rig in Lower 48 and increased Alaska winter exploration activity. This guidance excludes completed and announced acquisitions of approximately $0.3 billion. Total capital expenditures and investments for all activity is expected to be $6.6 billion.

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

We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive

Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of June 30, 2019, there were 15 sites around the United States in which we were identified as a potentially responsible party under CERCLA and comparable state laws.

At June 30, 2019, our balance sheet included a total environmental accrual of $175 million, compared with $178 million at December 31, 2018, for remediation activities in the United States and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.

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

Climate Change

Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated state, national and international laws focusing on GHG reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Examples of legislation and precursors for possible regulation that do or could affect our operations include:

•The EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, that triggered regulation of GHGs under the Clean Air Act, may trigger more climate-based claims for damages, and may result in longer agency review time for development projects.

•Colorado’s HB-19 1261, approved May 30, 2019, introducing statewide goals to reduce 2025 GHG emissions by at least 26 percent, 2030 GHG emissions by at least 50 percent, and 2050 GHG emissions by at least 90 percent of the levels of GHG emissions that existed in 2005.

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

In 2017 and 2018, cities, counties, and a state government in California, New York, Washington, Rhode Island and Maryland, as well as the Pacific Coast Federation of Fishermen’s Association, Inc., have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. ConocoPhillips is vigorously defending against these lawsuits. The lawsuits brought by the Cities of San Francisco, Oakland and New York have been dismissed by the district courts and appeals are pending. Lawsuits filed by other cities and counties in California and Maryland are currently stayed pending appeals to the U.S. Court of Appeals for the Ninth Circuit and Fourth Circuit on the issue of whether they will proceed in federal or state court.

Several Louisiana parishes and individual landowners have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages in connection with historical oil and gas operations in Louisiana. All parish lawsuits are stayed pending an appeal to the Fifth Circuit Court of Appeals on the issue of whether they will proceed in federal or state court. ConocoPhillips will vigorously defend against these lawsuits.

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

We based the forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including, but not limited to, the following:

•Fluctuations in crude oil, bitumen, natural gas, LNG and NGLs prices, including a prolonged decline in these prices relative to historical or future expected levels.

•The impact of significant declines in prices for crude oil, bitumen, natural gas, LNG and NGLs, which may result in recognition of impairment costs on our long-lived assets, leaseholds and nonconsolidated equity investments.

•Potential failures or delays in achieving expected reserve or production levels from existing and future oil and gas developments, including due to operating hazards, drilling risks and the inherent uncertainties in predicting reserves and reservoir performance.

•Reductions in reserves replacement rates, whether as a result of the significant declines in commodity prices or otherwise.

•Unsuccessful exploratory drilling activities or the inability to obtain access to exploratory acreage.

•Unexpected changes in costs or technical requirements for constructing, modifying or operating E&P facilities.

•Legislative and regulatory initiatives addressing environmental concerns, including initiatives addressing the impact of global climate change or further regulating hydraulic fracturing, methane emissions, flaring or water disposal.

•Lack of, or disruptions in, adequate and reliable transportation for our crude oil, bitumen, natural gas, LNG and NGLs.

•Inability to timely obtain or maintain permits, including those necessary for construction, drilling and/or development, or inability to make capital expenditures required to maintain compliance with any necessary permits or applicable laws or regulations.

•Failure to complete definitive agreements and feasibility studies for, and to complete construction of, announced and future exploration and production and LNG development in a timely manner (if at all) or on budget.

•Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events, war, terrorism, cyber attacks, and information technology failures, constraints or disruptions.

•Changes in international monetary conditions and foreign currency exchange rate fluctuations.

•Changes in international trade relationships, including the imposition of trade restrictions or tariffs relating to crude oil, bitumen, natural gas, LNG, NGLs and any materials or products (such as aluminum and steel) used in the operation of our business.

•Substantial investment in and development use of, competing or alternative energy sources, including as a result of existing or future environmental rules and regulations.

•Liability for remedial actions, including removal and reclamation obligations, under environmental regulations.

•Liability resulting from litigation or our failure to comply with applicable laws and regulations.

•General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, bitumen, natural gas, LNG and NGLs pricing, regulation or taxation; the impact of and uncertainty surrounding the U.K.’s decision to withdraw from the EU; and other political, economic or diplomatic developments.

•Volatility in the commodity futures markets.

•Changes in tax and other laws, regulations (including alternative energy mandates), or royalty rules applicable to our business, including changes resulting from the implementation and interpretation of the Tax Cuts and Jobs Act.

•Competition and consolidation in the oil and gas E&P industry.

•Any limitations on our access to capital or increase in our cost of capital, including as a result of illiquidity or uncertainty in domestic or international financial markets.

•Our inability to execute, or delays in the completion, of any asset dispositions or acquisitions we elect to pursue.

•Potential failure to obtain, or delays in obtaining, any necessary regulatory approvals for asset dispositions or acquisitions, or that such approvals may require modification to the terms of the transactions or the operation of our remaining business.

•Potential disruption of our operations as a result of asset dispositions or acquisitions, including the diversion of management time and attention.

•Our inability to deploy the net proceeds from any asset dispositions we undertake in the manner and timeframe we currently anticipate, if at all.

•Our inability to liquidate the common stock issued to us by Cenovus Energy as part of our sale of certain assets in western Canada at prices we deem acceptable, or at all.

•The operation and financing of our joint ventures.

•The ability of our customers and other contractual counterparties to satisfy their obligations to us, including our ability to collect payments when due from the government of Venezuela or PDVSA.

•Our inability to realize anticipated cost savings and expenditure reductions.

•The factors generally described in Item 1A—Risk Factors in our 2018 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the six months ended June 30, 2019, does not differ materially from that discussed under Item 7A in our 2018 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2019, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively as of June 30, 2019.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

					Millions of Dollars
Period	Total Number of Shares Purchased	*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

April 1-30, 2019	3,781,672		$66.21	3,781,672	$7,873
May 1-31, 2019	8,655,392		61.85	8,655,392	7,337
June 1-30, 2019	7,839,084		59.22	7,839,084	6,873
	20,276,148		$61.65	20,276,148
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

On November 10, 2016, we announced plans to purchase up to $3 billion of our common stock through 2019. On March 29, 2017, we announced plans to repurchase an additional $3 billion of common stock through 2019. On July 12, 2018, we announced an authorization of an additional $9 billion for share repurchases at any time or from time to time (whether before, on or after December 31, 2019) bringing the total program authorization to $15 billion. As of June 30, 2019, approximately $6.9 billion remained available for purchase under the program. Acquisitions for the share repurchase program are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See the “Our ability to declare and pay dividends and repurchase shares is subject to certain considerations” section in Risk Factors on pages 20–21 of our 2018 Annual Report on Form 10-K.

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

August 1, 2019