Form 10-K
period 2019-12-31
CONOCOPHILLIPS
filed 2020-02-18
CIK 1163165

2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)

[
X
]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended

December 31, 2019

OR

[

]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF

1934

For the transition period from

to

Commission file number:
001-32395

ConocoPhillips

(Exact name of registrant as specified in its charter)

Delaware
01-0562944

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

925 N. Eldridge Parkway
Houston
,
TX

77079

(Address of principal executive offices)

(Zip Code)

Registrant's telephone number, including area code:
281
-
293-1000

Securities registered pursuant to Section 12(b) of the

Act:
Title of each class Trading symbols Name of each exchange on which registered

Common Stock, $.01 Par Value
COP
New York Stock Exchange

7% Debentures due 2029
CUSIP—718507BK1
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
Yes

[ ] No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be
submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for
such shorter period that the registrant was required to submit such files).

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

] Yes

[x]
No
The aggregate market value of common stock held by non-affiliates of the registrant on June 28, 2019, the last
business day of the registrant’s most recently

completed second fiscal quarter, based on

the closing price on that date
of $61.00, was $
67.7

billion.

The registrant had
1,081,132,415

shares of common stock outstanding at January 31, 2020.
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be

held on May 12, 2020 (Part III)

TABLE OF CONTENTS

Page
Commonly Used Abbreviations………………………………………………………………………. 1
Item
PART

I
1 and 2.
Business and Properties

......................................................................................................

2
Corporate Structure

........................................................................................................

2
Segment and Geographic Information

...........................................................................

2
Alaska

.......................................................................................................................

4
Lower 48

...................................................................................................................

6
Canada ......................................................................................................................

9
Europe and North Africa

...........................................................................................

10
Asia Pacific and Middle East

....................................................................................

12
Other International

....................................................................................................

17
Competition ...................................................................................................................

19
General

...........................................................................................................................

19
1A.
Risk Factors

........................................................................................................................

21
1B.
Unresolved Staff Comments

...............................................................................................

28
3.
Legal Proceedings

...............................................................................................................

28
4.
Mine Safety Disclosures

.....................................................................................................

28
Information About our Executive Officers

.........................................................................

29
PART

II
5. Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

............................................................................

31
6.
Selected Financial Data ......................................................................................................

34
7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

.....................................................................................................

35
7A.
Quantitative and Qualitative Disclosures

About Market Risk

............................................

72
8.
Financial Statements and Supplementary

Data

...................................................................

75
9.
Changes in and Disagreements with Accountants

on Accounting and
Financial Disclosure

.......................................................................................................

185
9A.
Controls and Procedures

.....................................................................................................

185
9B.
Other Information

...............................................................................................................

185
PART

III
10.
Directors, Executive Officers and Corporate Governance

..................................................

186
11.
Executive Compensation

....................................................................................................

186
12.
Security Ownership of Certain Beneficial Owners

and Management and

Related Stockholder Matters

..........................................................................................

186
13.
Certain Relationships and Related Transactions, and Director

Independence....................

186
14.
Principal Accounting Fees and Services

.............................................................................

186
PART

IV
15.
Exhibits, Financial Statement Schedules

............................................................................

187
Signatures ...........................................................................................................................

197

Commonly Used Abbreviations

The following industry-specific, accounting and

other terms, and abbreviations may be commonly

used in this
report.

Currencies Accounting
$ or USD U.S. dollar ARO asset retirement obligation
CAD Canadian dollar ASC accounting standards codification
GBP British pound ASU accounting standards update
DD&A depreciation, depletion and
Units of Measurement amortization
BBL barrel FASB Financial Accounting Standards
BCF billion cubic feet Board
BOE barrels of oil equivalent FIFO first-in, first-out
MBD thousands of barrels per day G&A general and administrative
MCF thousand cubic feet GAAP
generally accepted accounting

MMBOE million barrels of oil equivalent principles
MBOED
thousands of barrels of oil

LIFO last-in, first-out
equivalent per day NPNS normal purchase normal sale
MMBTU million British thermal units PP&E properties, plants and equipment
MMCFD million cubic feet per day SAB staff accounting bulletin
VIE variable interest entity
Industry
CBM coalbed methane Miscellaneous
E&P exploration and production EPA Environmental Protection Agency
FEED front-end engineering and design EU European Union
FPS floating production system FERC
Federal Energy Regulatory

FPSO floating production, storage and Commission
offloading GHG greenhouse gas
JOA joint operating agreement HSE health, safety and environment
LNG liquefied natural gas ICC
International Chamber of

NGLs natural gas liquids Commerce
OPEC
Organization of Petroleum

ICSID
World Bank’s

International

Exporting Countries Centre for Settlement of
PSC production sharing contract Investment Disputes
PUDs proved undeveloped reserves IRS Internal Revenue Service
SAGD steam-assisted gravity drainage OTC over-the-counter
WCS Western Canada Select NYSE New York Stock Exchange
WTI
West Texas

Intermediate
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

21 and “CAUTIONARY STATEMENT

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

Headquartered in Houston, Texas,
at December 31, 2019, we employed approximately

10,400 people worldwide and had total assets

of

$71
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

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide
basis.

At December 31, 2019, our operations were

producing in the U.S., Norway, Canada, Australia, Timor-
Leste, Indonesia, Malaysia, Libya, China and

Qatar.

The information listed below appears in the “Oil

and Gas Operations” disclosures following the

Notes to
Consolidated Financial Statements and is incorporated

herein by reference:

●

Proved worldwide crude oil, NGLs, natural gas

and bitumen reserves.
●

Net production of crude oil, NGLs, natural gas

and bitumen.
●

Average sales prices of crude oil, NGLs, natural gas and bitumen.
●

Average production costs per BOE.
●

Net wells completed, wells in progress and productive

wells.
●

Developed and undeveloped acreage.

The following table is a summary of the proved

reserves information included in the “Oil

and Gas Operations”
disclosures following the Notes to Consolidated

Financial Statements.

Approximately 80 percent of our
proved reserves are located in politically

stable countries that belong to the Organization for Economic
Cooperation and Development.

Natural gas reserves are converted to BOE based

on a 6:1 ratio: six MCF of
natural gas converts to one BOE.

See Management’s Discussion and Analysis of Financial Condition and
Results of Operations for a discussion of factors

that will enhance the understanding of the following

summary
reserves table.

Millions of Barrels of Oil Equivalent
Net Proved Reserves at December 31 2019 2018 2017
Crude oil
Consolidated operations 2,562 2,533 2,322
Equity affiliates 73 78 83
Total Crude Oil 2,635 2,611 2,405
Natural gas liquids
Consolidated operations 361 349 354
Equity affiliates 39 42 45
Total Natural Gas Liquids 400 391 399
Natural gas
Consolidated operations 1,209 1,265 1,267
Equity affiliates 736 760 717
Total Natural Gas 1,945 2,025 1,984
Bitumen
Consolidated operations 282 236 250
Total Bitumen 282 236 250
Total consolidated operations 4,414 4,383 4,193
Total equity affiliates 848 880 845
Total company 5,262 5,263 5,038

Total production of 1,348 MBOED increased 5 percent in 2019 compared with 2018.

The increase in total
average production primarily resulted from new wells

online in the Lower 48; an increased interest in

the
Western North Slope (WNS) and Greater Kuparuk Area (GKA) of Alaska following acquisitions closed in
2018; and higher production in Norway due to drilling

activity and the startup of Aasta Hansteen

in December
2018.

The increase in production was partly offset by normal

field decline and disposition impacts,

primarily
from the U.K. asset sale in 2019 and non-core

asset sales in the Lower 48 during 2018.

Production excluding Libya was 1,305 MBOED in

2019 compared with 1,242 MBOED in 2018, an

increase of
63 MBOED or 5 percent.

Underlying production, which excludes Libya and

the net volume impact from
closed dispositions and acquisitions of 51 MBOED

in 2019 and 47 MBOED in 2018, is used to measure

our
ability to grow production organically.

Our underlying production grew 5 percent to

1,254 MBOED in 2019
from 1,195 MBOED in 2018.

Our worldwide annual average realized price

was $48.78 per BOE in 2019,

a decrease of 9 percent compared
with $53.88 per BOE in 2018,

reflecting weaker marker prices as a result of

macroeconomic demand concerns.

Our worldwide annual average crude oil price

decreased 10 percent, from $68.13 per barrel

in 2018 to $60.99
per barrel in 2019.

Additionally, our worldwide annual average NGL prices decreased 34 percent,

from
$30.48 per barrel in 2018 to $20.09 per barrel in

2019.

Our worldwide annual average natural gas price
decreased 11 percent, from $5.65 per MCF in 2018 to $5.03 per MCF in 2019.

Average annual bitumen prices
increased 42 percent, from $22.29 per barrel in 2018

to $31.72 per barrel in 2019.

ALASKA

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas and NGLs.

We are the largest crude oil producer in Alaska and have major ownership interests in two of North America’s
largest oil fields located on Alaska’s North Slope: Prudhoe Bay and Kuparuk.

We also have a 100 percent
interest in the Alpine Field, located on the Western North Slope.

Additionally, we are one of Alaska’s largest
owners of state, federal and fee exploration leases,

with approximately 1.32 million net undeveloped

acres at
year-end 2019.

Alaska operations contributed 25 percent

of our worldwide liquids production and less

than 1
percent of our natural gas production.

2019
Interest Operator
Liquids
MBD
Natural Gas
MMCFD
Total
MBOED
Average Daily Net Production
Greater Prudhoe Area 36.1 % BP 81 4 81
Greater Kuparuk Area 91.4-94.7 ConocoPhillips 86 2 86
Western North Slope 100.0 ConocoPhillips 50 1 51
Total Alaska 217 7 218

Greater Prudhoe Area
The Greater Prudhoe Area includes the Prudhoe

Bay Field and five satellite fields, as well as the

Greater Point
McIntyre Area fields.

Prudhoe Bay, the largest oil field on Alaska’s North Slope, is the site of a large waterflood and enhanced oil recovery operation,

as well as a gas plant which processes

natural gas to recover
NGLs before reinjection into the reservoir.

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
Reserve-Alaska (NPR-A).

In 2019, we continued drilling additional

wells using the available well slots on this
pad.

The Greater Mooses Tooth Unit, the first unit established entirely within the

NPR-A, was formed in 2008.

In
2017, we began construction in the unit with two

drill sites; Greater Mooses Tooth #1 (GMT-1) and Greater
Mooses Tooth #2 (GMT-2).

GMT-1 achieved first oil in the fourth quarter of 2018 and completed drilling in
2019.

We expect first oil from GMT-2 in 2021.

Alaska North Slope Gas
In 2016, we, along with affiliates of Exxon Mobil Corporation,

BP p.l.c. and Alaska Gasline Development
Corporation (AGDC), a state-owned corporation,

completed preliminary FEED technical

work for a potential
LNG project which would liquefy and export natural

gas from Alaska’s North Slope and deliver it to
market.

In 2016, we, along with the affiliates of ExxonMobil

and BP,

indicated our intention not to progress
into the next phase of the project due to changes in

the economic environment.

AGDC decided to continue on
its own.

In 2019, affiliates of ExxonMobil and BP agreed

to each contribute up to $5 million or approximately
one third of AGDC’s anticipated costs for full-year 2020.

In 2020, AGDC will be focused on permitting
efforts, the most important of which is the National Environmental

Protection Act process before the FERC.

FERC’s final milestones are the Publication of Notice of Availability of Final Environmental Impact
Statement, which is scheduled for March 6, 2020,

and the Issuance of Final Order, which is scheduled for June
4, 2020.

AGDC has recently contracted with Fluor

Corporation to evaluate cost reduction opportunities

in
preparation for soliciting partners for the project.

We continue to be willing to sell our North Slope gas to the project but do not plan to take an equity position.

Exploration
Appraisal of the Willow Discovery, located in the northeast portion of the NPR-A, continued

throughout 2019
with five appraisal wells.

In 2020, we will continue appraisal of

the Willow Discovery and explore the
Harpoon Prospect, located southwest of Willow.

In 2019, we drilled the West Willow-2 well to appraise the 2018 West Willow oil discovery.

In late 2018, we commenced appraisal of the Putu

Discovery with a long reach well from

existing Alpine CD4
infrastructure.

The CD4 appraisal well finished drilling

and flow tested in 2019.

A supporting injector well
was drilled in late 2019 for a 2020 injectivity test.

The Cairn 2S-315 Well was drilled in late 2018 from the 2S drill site on state leases in the Kuparuk River Unit.

A long-term flow test was commenced in 2019 and

evaluations are ongoing.

A 3-D

seismic survey was completed in 2018 over

a 250-mile area on state lands.

We are currently evaluating
this seismic data for future exploration opportunities.

We were successful in the federal lease sale on the North Slope in the fourth quarter of 2019, where we were
the high bidder on three tracts for a total of

approximately 33,000 net acres.

Acquisitions
In the third quarter of 2019, we completed the

Nuna discovery acreage acquisition, expanding

the Kuparuk
River Unit by 21,000 acres and leveraging legacy

infrastructure.

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

The tankers deliver oil from Valdez, Alaska, primarily to refineries on the west coast of the U.S.

LOWER 48

The Lower 48 segment consists of operations located

in the contiguous U.S. and the Gulf of Mexico.

Organized into the Gulf Coast and Great Plains business

units, we hold 10.4

million net onshore and offshore
acres, with a portfolio of conventional production from

legacy assets as well as newer production from

our low
cost of supply, shorter cycle time, resource-rich unconventional plays.

Based on 2019 production volumes, the
Lower 48 is the company’s largest segment and contributed 39 percent of our worldwide liquids production
and 22 percent of our natural gas production.

2019
Interest Operator
Liquids
MBD
Natural Gas
MMCFD
Total
MBOED
Average Daily Net Production
Eagle Ford Various % Various 174 251 216
Gulf of Mexico Various Various 15 11 16
Gulf Coast—Other Various Various 3 9 5

Total Gulf Coast
192 271 237
Bakken Various Various 82 92 97
Permian Unconventional Various Various 40 94 56
Permian Conventional Various Various 20 59 30
Anadarko Basin Various Various 5 58 14
Wyoming/Uinta Various Various - 36 6
Niobrara* Various Various 8 12 11

Total Great Plains
155 351 214
Total Lower 48 347 622 451
*Classified as held-for-sale as of December 31, 2019.

See 'Dispositions' below for additional information.

Onshore
We hold 10.3

million net acres of onshore conventional

and unconventional acreage in the Lower

48, the
majority of which is either held by production or

owned by the company.

Our unconventional holdings total
approximately 1.7 million net acres in the following

areas:

●

610,000 net acres in the Bakken, located in

North Dakota and eastern Montana.

●

234,000 net acres in Central Louisiana, where

we recently announced our intention to

discontinue
exploration activities.
●

201,000 net acres in the Eagle Ford, located in South

Texas.

●

167,000 net acres in the Permian, located in West Texas and southeastern New Mexico.
●

98,000 net acres in the Niobrara, located in northeastern

Colorado.

●

363,000 net acres in other areas with unconventional

potential.

The majority of our 2019 onshore production

originated from the Big 3—Eagle Ford,

Bakken and Permian
Unconventional.

Onshore activities in 2019 were centered mostly

on continued development of assets, with an
emphasis on areas with low cost of supply, particularly in growing unconventional plays.

Our major focus
areas in 2019 included the following:

●

Eagle Ford—The Eagle Ford continued full-field

development in 2019.

We operated seven rigs on
average in 2019, resulting in 155 operated wells

drilled and 166 operated wells brought online.

Production increased 16 percent in 2019 compared

with 2018, averaging 216 MBOED and 186
MBOED, respectively.

●

Bakken—We operated an average of three rigs during the year in the Bakken and participated in
additional development activities operated by co-venturers.

We continued our pad drilling with 62
operated wells drilled during the year and 44

operated wells brought online.

Production increased 15
percent in 2019

compared with 2018, averaging 97 MBOED

and 84 MBOED, respectively.

●

Permian Basin—The Permian Basin is a combination

of legacy conventional and unconventional
assets.

We operated an average of three rigs during the year in the Permian Basin, resulting in 29
operated wells drilled and 35 operated wells brought

online.

The Permian Basin produced 86
MBOED in 2019, increasing 30 percent compared

with 2018, including 56 MBOED of
unconventional production.

Gulf of Mexico
At year-end 2019, our portfolio of producing properties

in the Gulf of Mexico totaled approximately 60,000
net acres.

A majority of the production consists

of three fields operated by co-venturers:

●

15.9 percent nonoperated working interest in

the unitized Ursa Field located in the Mississippi

Canyon
Area.
●

15.9 percent nonoperated working interest in

the Princess Field, a northern subsalt extension

of the
Ursa Field.
●

12.4 percent nonoperated working interest in

the unitized K2 Field, comprised of seven blocks

in the
Green Canyon Area.

Dispositions
We have terminal and pipeline use agreements with Golden Pass LNG Terminal and affiliated Golden Pass
Pipeline near Sabine Pass, Texas, intended to provide us with terminal and pipeline capacity for the receipt,
storage and regasification of LNG purchased from

Qatar Liquefied Gas Company Limited (3) (QG3).

We
previously held a 12.4 percent interest in

Golden Pass LNG Terminal and Golden Pass Pipeline, but we sold those interests in the second quarter of 2019 while

retaining the basic use agreements.

In the fourth quarter of 2019, we completed the sale

of our interests

in the Magnolia Field in the Gulf of
Mexico.

Production from this disposed asset

was less than one MBOED in 2019.

In the fourth quarter of 2019, we entered into an

agreement to sell our interests in the Niobrara,

with an
anticipated closing date in the first quarter

of 2020.

Production from the interests to be disposed

was
approximately 11 MBOED in 2019.

In January 2020, we entered into an agreement to

sell our interests in certain non-core properties

for $186
million, plus customary adjustments.

The assets met the held for sale criteria in January

2020 and the
transaction is expected to be completed in the

first quarter of 2020.

This disposition will not have a significant
impact on Lower 48 production.

For additional information on these transactions,

see Note 5—Asset Acquisitions and Dispositions,

in the
Notes to Consolidated Financial Statements.

Exploration
Our exploration focus is on onshore unconventional

plays, which in 2019 included the Delaware

in the
Permian Basin, and the Eagle Ford in south Texas.

In the third quarter of 2019, we announced our

decision to
discontinue exploration activities in the Central

Louisiana Austin Chalk.

Facilities

●

Lost Cabin Gas Plant—We operate and own a 46 percent interest in the Lost Cabin

Gas Plant, a 246
MMCFD capacity natural gas processing facility

in Lysite, Wyoming.

The plant is currently operating at
less than capacity due to a fire in December 2018.

Restoration efforts are ongoing and anticipated to be
completed in the second half of 2020.

The expected production loss in 2020 is

immaterial to the segment.
●

Helena Condensate Processing Facility—We operate and own the Helena Condensate

Processing Facility,
a 110 MBD condensate processing plant located in Kenedy, Texas.

●

Sugarloaf Condensate Processing Facility—We operate and own an 87.5 percent interest in the Sugarloaf
Condensate Processing Facility, a 30 MBD condensate processing plant located near Pawnee,

Texas.
●

Bordovsky Condensate Processing Facility—We operate and own the Bordovsky Condensate

Processing
Facility, a 15 MBD condensate processing plant located in Kenedy, Texas.

CANADA

Our Canadian operations mainly consist of the

Surmont oil sands development in Alberta

and the liquids-rich
Montney unconventional play in British Columbia.

In 2019, operations in Canada contributed

7 percent of our
worldwide liquids production and less than 1 percent

of our natural gas production.

2019
Natural
Liquids Gas Bitumen Total
Interest Operator MBD MMCFD MBD MBOED
Average Daily Net Production
Surmont 50.0 % ConocoPhillips - - 60 60
Montney 100.0 ConocoPhillips 1 9 - 3
Total Canada 1 9 60 63

Surmont
Our bitumen resources in Canada are produced

via an enhanced thermal oil recovery method

called SAGD,
whereby steam is injected into the reservoir, effectively liquefying the heavy bitumen, which is recovered and
pumped to the surface for further processing.

We hold approximately 0.6 million net acres of land in the
Athabasca Region of northeastern Alberta.

The Surmont oil sands leases are located approximately

35 miles south of Fort McMurray, Alberta.

Surmont
is a 50/50 joint venture with Total S.A.

The second phase of the Surmont Project achieved

first production in
2015 and reached peak production in 2018.

We are focused on structurally lowering costs, reducing GHG
intensity and optimizing asset performance.

The Alberta government imposed a production

curtailment impacting the industry beginning

in January 2019.

The curtailment measure,

which impacted our annualized average production

by 3 MBOED in 2019, is
intended to strengthen the WCS differential to WTI at

Hardisty.

The curtailment program is established and
administered by the Alberta Energy Regulator under the Curtailment Rules regulation, which is currently set to
expire on December 31, 2020.

Montney
We hold approximately 151,000 net acres in the emerging unconventional Montney play in northeast British
Columbia.

Our Montney activity in 2019 included drilling

16 horizontal wells, completing 14 horizontal

wells
and acquiring approximately 6,000 additional net

acres.

Production from our 2019 drilling program
commenced in February 2020 following the completion

of third-party offtake facilities.

Appraisal drilling and completions activity

will continue in 2020 to further explore the area’s resource potential.

Exploration
Our primary exploration focus is assessing our

Montney onshore unconventional acreage

in Western Canada.

Additionally, we have exploration acreage in the Mackenzie Delta/Beaufort

Sea Region and the Arctic Islands.

EUROPE AND NORTH AFRICA

The Europe and North Africa segment consisted

of operations in Norway, Libya and the U.K. and exploration
activities in Norway and Libya.

In 2019, operations in Europe and North Africa contributed

16 percent of our
worldwide liquids production and 17 percent of natural

gas production.

Norway
2019
Liquids Natural Gas Total
Interest Operator MBD MMCFD MBOED
Average Daily Net Production
Greater Ekofisk Area 35.1 % ConocoPhillips 50 44 57
Heidrun 24.0 Equinor 14 29 19
Alvheim 20.0 Aker BP 10 12 12
Visund 9.1 Equinor 4 46 12
Aasta Hansteen 10.0 Equinor - 64 11
Troll 1.6 Equinor 2 49 10
Other Various Equinor 8 10 10
Total Norway 88 254 131

The Greater Ekofisk Area is located approximately

200 miles offshore Stavanger, Norway, in the North Sea,
and comprises three producing fields: Ekofisk,

Eldfisk and Embla.

Crude oil is exported to Teesside, England,
and the natural gas is exported to Emden,

Germany.

The Ekofisk and Eldfisk fields consist

of several
production platforms and facilities, including

the Ekofisk South and Eldfisk II developments.

Continued
development drilling in the Greater Ekofisk

Area is expected to contribute additional production

over the
coming years, as additional wells come online.

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

U.K. sector, and
consists of a FPSO vessel and subsea installations.

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

Aasta Hansteen is located in the Norwegian

Sea and achieved first production in December

2018.

Produced
condensate is loaded onto shuttle tankers

and transported to market.

Gas is transported through the Polarled
gas pipeline to the onshore Nyhamna processing

plant for final processing prior to export

to market.

The Troll Field lies in the northern part of the North Sea and consists of the Troll A, B and C platforms.

The
natural gas from Troll A is transported to Kollsnes, Norway.

Crude oil from floating platforms Troll B and
Troll C is transported to Mongstad, Norway, for storage and export.

We also have varying ownership interests in two other producing fields in the Norway sector of the North Sea.

Exploration
In 2019, we operated the Busta and Enniberg exploration

wells in Block 25/7 in the North Sea.

The Busta well
encountered hydrocarbons and will be evaluated

for future appraisal consideration.

The Enniberg well
encountered insufficient hydrocarbons and was expensed

as a dry hole in 2019.

We also participated in the
Canela exploration well in the Heidrun area of the

Norwegian Sea.

The well encountered hydrocarbons and
will be further evaluated to determine commerciality.

In 2019, we were awarded two new exploration
licenses; PL1001 and PL1009; and one acreage

addition, PL782SD.

Transportation
We own a 35.1 percent interest in the Norpipe Oil Pipeline System, a 220-mile pipeline which carries crude oil
from Ekofisk to a crude oil stabilization

and NGLs processing facility in Teesside, England.

United Kingdom
2019
Natural
Liquids

Gas
Total
Interest Operator MBD MMCFD MBOED
Average Daily Net Production
Britannia Satellites* 26.3–93.8 % ConocoPhillips 7 55 16
J-Area
32.5–36.5 ConocoPhillips 6 38 12
Britannia 58.7 ConocoPhillips 2 49 10
East Irish Sea 100.0 Spirit Energy - 48 8
Clair 7.5 BP 4 1 4
Other Various Various - 2 -
Total United Kingdom 19 193 50
*Includes the Chevron-operated Alder Field, ConocoPhillips equity interest was 26.3 percent.

On September 30, 2019, we completed the sale of

two ConocoPhillips U.K. subsidiaries

to Chrysaor E&P
Limited, including all of our producing assets

in the U.K.

Annualized average production from the assets

sold
was 50 MBOED in 2019.

For additional information on this transaction,

see Note 5—Asset Acquisitions and
Dispositions, in the Notes to Consolidated Financial

Statements.

We retained our Teesside,

England oil terminal, where we are the operator

and have a 40.25 percent ownership
interest, to support our Norway operations.

Libya
2019
Natural
Liquids Gas Total
Interest Operator MBD MMCFD MBOED
Average Daily Net Production
Waha Concession 16.3 % Waha Oil Co. 38 31 43
Total Libya 38 31 43

The Waha Concession consists of multiple concessions and encompasses nearly

13 million gross acres in the
Sirte Basin.

Our production operations in Libya and related

oil exports have periodically been interrupted

over
the last several years due to the shutdown of the

Es Sider crude oil export terminal.

In 2019, we had 19 crude
liftings from Es Sider.

The number of crude liftings from the Es Sider

crude oil export terminal in 2020 is
uncertain due to civil unrest.

In January 2020, we declared Force Majeure to

our crude shippers following the

blockade of the Es Sider crude oil export terminal

and the declaration of Force Majeure by the

National Oil
Corporation of Libya.

ASIA PACIFIC AND MIDDLE EAST

The Asia Pacific and Middle East segment has

exploration and production operations

in China, Indonesia,
Malaysia and Australia and producing operations

in Qatar and Timor-Leste.

In 2019, operations in the Asia
Pacific and Middle East segment contributed 13

percent of our worldwide liquids production

and 60 percent of
natural gas production.

Australia and Timor-Leste
2019
Natural
Liquids

Gas
Total
Interest Operator MBD MMCFD MBOED
Average Daily Net Production
ConocoPhillips/
Australia Pacific LNG 37.5 % Origin Energy - 679 113
Bayu-Undan* 56.9 ConocoPhillips 10 194 43
Athena/Perseus* 50.0 ExxonMobil - 31 5
Total Australia and Timor-Leste 10 904 161
*This asset is held-for-sale as of December 31, 2019.

See Note 5—Asset Acquisitions and Dispositions, in the Notes

to Consolidated Financial
Statements, for additional information.

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

We operate two fully subscribed 4.5-million-metric-tonnes-per-year LNG trains.

Approximately 3,900 net
wells are ultimately expected to supply both the

LNG sales contracts and domestic gas market.

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

tonnes of LNG per year.

As of December 31, 2019, APLNG has an outstanding

balance of $6.7 billion on a $8.5 billion

project finance
facility.

In late 2018 and early 2019, APLNG successfully

refinanced $4.6 billion of the project finance
facility through three separate transactions,

which added lower cost United States Private

Placement (USPP)
bond and commercial bank facilities.

In conjunction with these transactions, APLNG

made voluntary
repayments of $2.2 billion to a syndicate of

Australian and international commercial banks

and fully
extinguished $2.4 billion of financing from the

Export-Import Bank of China.

Project finance interest
payments are bi-annual, concluding September

2030.

For additional information, see Note 3—Variable Interest Entities,

Note 6—Investments, Loans and Long-
Term Receivables and Note 12—Guarantees, in the Notes to Consolidated

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

to
international markets.

In 2019, we sold 133 billion gross cubic feet

of LNG primarily to utility customers

in
Japan.

Athena/Perseus
The Athena production license (WA-17-L) in which we had a 50 percent working interest is located offshore
Western Australia and our entitlement to production ended in the fourth quarter of 2019.

Annualized average
production from this license was five MBOED in

2019.

Exploration
We operate three exploration permits in the Browse Basin, offshore northwest Australia, in which we own a 40
percent interest in permits WA-315-P,

WA-398-P and TP 28, of the Greater Poseidon

Area.

Phase I of the
Browse Basin drilling campaign resulted in

three discoveries in the Greater Poseidon Area and

Phase II
resulted in five additional discoveries.

All wells have been plugged and abandoned.

We operate two retention leases in the Bonaparte Basin, offshore northern Australia, where we own a 37.5
percent interest in the Barossa and Caldita discoveries.

In April 2018, Barossa entered the FEED phase

of
development which continued

through 2019.

During the FEED phase, costs and the technical

definition for the
project will be finalized, gas and condensate sales

agreements progressed, and access arrangements

negotiated
with the owners of the Darwin LNG Facility

and Bayu-Darwin Pipeline.

In December 2019, we entered into an agreement

with 3D Oil to acquire a 75 percent interest

and operatorship
of an offshore Tasmanian Permit located in the Otway Basin.

The farm-in agreement is conditional upon the
agreement and signing of a JOA by both parties

and required government approvals.

We plan to conduct a 3D
seismic survey in the second half of 2020.

This activity is excluded from the dispositions

discussed below.

Dispositions
In the second quarter of 2019, we completed the sale

of our 30 percent interest in the Greater Sunrise

Fields to
the government of Timor-Leste.

In October 2019, we entered into an agreement to sell

the subsidiaries that hold our Australia-West assets and
operations to Santos with an expected completion

date in the first quarter of 2020, subject to regulatory
approvals and other specific conditions precedent.

These subsidiaries hold our 37.5 percent interest

in the
Barossa Project and Caldita Field, our 56.9 percent

interest in the Darwin LNG Facility and Bayu-Undan
Field, our 40 percent interest in the Greater

Poseidon Fields, and our 50 percent interest

in the Athena Field.

Production associated with the Australia-West assets to be sold was 48 MBOED in

2019.

For additional information on these transactions,

see Note 5—Asset Acquisitions and Dispositions,

in the
Notes to Consolidated Financial Statements.

Indonesia
2019
Natural
Liquids

Gas
Total
Interest Operator MBD MMCFD MBOED
Average Daily Net Production
South Sumatra 54 % ConocoPhillips 2 321 56
Total Indonesia 2 321 56

During 2019, we operated

three PSCs in Indonesia:

the Corridor Block and South Jambi “B,” both

located in
South Sumatra, and Kualakurun in Central

Kalimantan.

Currently, we have production from the Corridor
Block.

South Sumatra
The Corridor PSC consists

of two oil fields and seven producing natural gas fields.

Natural gas is supplied
from the Grissik and Suban gas processing

plants to the Duri steamflood in central Sumatra

and to markets in
Singapore, Batam and West Java.

In 2019, we were awarded a 20-year extension,

with new terms, of the
Corridor PSC.

Under these terms, we retain a majority

interest and continue as operator for at least

three years
after 2023 and retain a participating interest

until 2043.

Production from the South Jambi “B” PSC has reached

depletion and field development has been suspended.

This PSC expired

on January 26, 2020 and has been returned to

the Government of Indonesia.

Exploration
We hold a 60 percent working interest in the Kualakurun PSC.

After completion of prospect evaluation,

we
and the other joint venture partners decided to relinquish

all of the remaining acreage to the Government

of
Indonesia.

Transportation
We are a 35 percent owner of a consortium company that has a 40 percent ownership in PT Transportasi Gas
Indonesia, which owns and operates the Grissik

to Duri and Grissik to Singapore natural

gas pipelines.

China
2019
Natural
Liquids Gas Total
Interest Operator MBD MMCFD MBOED
Average Daily Net Production
Penglai 49.0 % CNOOC 29 - 29
Panyu 24.5 CNOOC 6 - 6
Total China 35 - 35

Penglai
The

Penglai

19-3,

19-9

and

25-6

fields

are

located

in

Bohai

Bay

Block

11/05

and

are

in

various

stages

of
development.

As

part

of

further

development

of

the

Penglai

19-9

Field,

the

wellhead

platform

J

Project

achieved

first
production in 2016.

This project will

include 62 wells,

57 of

which have

been completed and

brought online
through December 2019.

The

Penglai

19-3/19-9

Phase

3

Project

consists

of

three

new

wellhead

platforms

and

a

central

processing
platform.

First oil from Phase 3 was achieved in 2018 for two of

the platforms, with the third platform planned
to come

online in

the second

quarter of

2020.

This project

could include

up to

186 wells,

42 of

which have
been completed and brought online through December

2019.

In December 2018, we sanctioned the Penglai 25-6

Phase 4A Project.

This project consists of one new
wellhead platform and anticipates 62 new wells.

First production is expected in 2021.

Panyu
Our production license for Panyu 4-2, 5-1 and

11-6 located in Block 15/34 in the South China Sea expired

in
September 2019.

Annualized average production from these licenses

were six MBOED in 2019.

We still have a license for Panyu 4-1 in Block 15/34 and are evaluating this area for potential development.

Exploration
Exploration activities in the Bohai Penglai Field during

2019 consisted of two successful appraisal

wells, a
full-field 3-D seismic program covering existing and

future development opportunities, and an infill
compressive seismic imaging (CSI) survey to improve

imaging beneath the gas cloud in support

of future
development projects.

In Block 15/34,

one exploration well was drilled in the Panyu

4-1E prospect and was
expensed as a dry hole.

Malaysia
2019
Natural
Liquids Gas Total
Interest Operator MBD MMCFD MBOED
Average Daily Net Production
Gumusut 29.0 % Shell 23 - 23
Kebabangan (KBB) 30.0 KPOC 3 91 18
Malikai 35.0 Shell 15 - 15
Siakap North-Petai 21.0 PTTEP 1 - 1
Total Malaysia 42 91 57

We have varying stages of exploration, development and production activities across

2.2 million net acres in
Malaysia, with working interests in six PSCs.

Three of these PSCs are located off the eastern Malaysian

state
of Sabah: Block G, Block J and the Kebabangan

Cluster (KBBC).

We operated

three exploration blocks,
Block SK304, Block SK313 and Block WL4-00,

off the eastern Malaysian state of Sarawak.

Block J
Gumusut
First production from the Gumusut Field occurred

from an early production system in

2012.

Production from
a permanent, semi-submersible Floating Production

System was achieved in 2014.

We currently have a 29
percent working interest in the Gumusut Field following

the redetermination of the Block J and Block

K
Malaysia Unit in 2017.

Gumusut Phase 2 first oil was achieved in 2019.

KBBC
The KBBC PSC grants us a 30 percent working

interest in the KBB, Kamunsu East and Kamunsu

East
Upthrown Canyon gas and condensate fields.

KBB
First production from the KBB gas field was

achieved in 2014.

During 2019, KBB tied-in to a nearby third-
party floating LNG vessel which provided increased

gas offtake capacity.

Production in 2020 is anticipated to
be impacted between 15 to 20 MBOED due to the

rupture of a third-party pipeline, in January 2020,

which

carries gas production from the KBB gas field to

market.

The extent of the required pipeline repairs, and the
amount of time required to return this pipeline

to full service is still being evaluated.

Kamunsu East
Development options for the Kamunsu East gas field

are being evaluated.

Block G
Malikai
We hold a 35 percent working interest in Malikai.

This field achieved first production in December 2016

via
the Malikai Tension Leg Platform, ramping to peak production in 2018.

The KMU-1 exploration well was
completed and started producing through the Malikai

platform in 2018.

Malikai Phase 2 development,

a 6-
well drilling campaign that will commence in 2020,

reached a final investment decision in

late 2019.

Siakap North-Petai
We hold a 21 percent working interest in the unitized Siakap North-Petai oil field.

Exploration
In 2016, we entered into a farm-in agreement to

acquire a 50 percent working interest in Block SK

313, a 1.4
million gross-acre exploration block offshore Sarawak,

with an effective date of January 2017.

Following
completion of the Sadok-1 exploration well in January

2017, we assumed operatorship of the block

from
PETRONAS and completed a 3-D seismic survey.

We have no plans for further exploration activity in this
block.

In 2017, we were awarded operatorship and a

50 percent working interest in Block WL4-00,

which included
the existing Salam-1 oil discovery and encompassed

0.6 million gross acres.

In 2018 and 2019, two
exploration and two appraisal wells were drilled,

resulting in oil discoveries under evaluation

at Salam and
Benum, while two Patawali wells were expensed

as dry holes in 2019.

In 2018, we were awarded a 50 percent working

interest and operatorship of Block SK304 encompassing

2.1
million gross acres offshore Sarawak.

We acquired 3-D seismic over the acreage and completed processing of this data in 2019.

The Gemilang-1 exploration well in Block J

was completed in late 2018.

Development options are being
evaluated.

Qatar
2019
Natural
Liquids Gas Total
Interest Operator MBD MMCFD MBOED
Average Daily Net Production
Qatargas Operating
QG3 30.0 % Company Limited 21 373 83
Total Qatar 21 373 83

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

OTHER INTERNATIONAL

The Other International segment includes exploration

activities in Colombia, Chile and Argentina and
contingencies associated with prior operations.

Colombia
We have an 80 percent operated interest in the Middle Magdalena Basin Block

VMM-3.

The block extends
over approximately 67,000 net acres and contains

the Picoplata-1 Well,

which completed drilling in 2015 and
testing in 2017.

Plug and abandonment activity started during

2018 and completed in 2019.

In addition, we
have an 80 percent working interest in the VMM-2

Block which extends over approximately

58,000 net acres
and is contiguous to the VMM-3 Block.

As part of a case brought forward by environmental

groups, the
Highest Administrative Court granted a preliminary

injunction temporarily suspending hydraulic fracturing
activities until the substance of the case is decided.

As a result, ConocoPhillips filed two separate Force
Majeure requests before the competent authority

for both blocks, which were granted.

Chile

We have a 49 percent interest in the Coiron Block located in the Magallanes Basin in southern Chile.

Argentina
In January 2019, we secured a 50 percent nonoperated

interest in the El Turbio Este Block, within the Austral
Basin in southern Argentina.

In 2019, we acquired and processed 3-D

seismic covering approximately 500
square miles,

with evaluation of the data ongoing.

In November 2019, we acquired interests in

two nonoperated blocks in the Neuquén Basin

targeting the Vaca
Muerta play.

We have a 50 percent interest in the Bandurria Norte Block and a 45 percent interest in the
Aguada Federal Block.

In Bandurria Norte, one vertical and four horizontal

wells were tested and shut-in
during 2019.

In Aguada Federal, two horizontal wells

were being tested at the end of the year.

Venezuela and Ecuador
For discussion of our contingencies in Venezuela and Ecuador, see Note 13—Contingencies and
Commitments, in the Notes to Consolidated Financial

Statements.

OTHER

Marketing Activities
Our Commercial organization manages our worldwide

commodity portfolio, which mainly includes

natural
gas, crude oil, bitumen, NGLs and LNG.

Marketing activities are performed through offices

in the U.S.,
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

Natural Gas
Our natural gas production, along with third-party

purchased gas, is primarily marketed

in the U.S., Canada,
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
Our crude oil, bitumen and NGL revenues are

derived from production in the U.S., Canada,

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

For additional
information, see Note 3—Variable Interest Entities, in the Notes to Consolidated Financial

Statements.

Subsea Well Response Project (SWRP)
In 2011, we, along with several leading oil and gas companies, launched the SWRP, a non-profit organization
based in Stavanger, Norway, which was created to enhance the industry’s capability to respond to international subsea well control incidents.

Through collaboration with Oil Spill Response

Limited, a non-profit
organization in the U.K., subsea well intervention equipment is available for the industry to use in the event

of
a subsea well incident.

This complements the work being undertaken

in the U.S. by MWCC and provides well
capping and

containment capability outside the U.S.

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
Petroleum Industry of Malaysia Mutual Aid

Group.

Technology
We have several technology programs that improve our ability to develop unconventional reservoirs, produce
heavy oil economically with less emissions,

improve the efficiency of our exploration program, increase
recoveries from our legacy fields, and implement sustainability measures.

Our Optimized Cascade
®

LNG liquefaction technology business continues

to be successful with the demand
for new LNG plants.

The technology has been licensed for use in 26

LNG trains around the world, with
feasibility studies ongoing for additional

trains.

RESERVES

We have not filed any information with any other federal authority or agency with respect to our estimated
total proved reserves at December 31, 2019.

No difference exists between our estimated total proved

reserves
for year-end 2018 and year-end 2017, which are shown in

this filing, and estimates of these reserves shown

in
a filing with another federal agency in 2019.

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

Worldwide, we are contractually committed
to deliver approximately 1.1

trillion cubic feet of natural gas, including approximately

75 billion cubic feet
related to the noncontrolling interests of consolidated

subsidiaries, and 172 million barrels of

crude oil in the
future.

These contracts have various expiration dates

through the year 2030.

We expect to fulfill the majority
of these delivery commitments with proved developed

reserves.

In addition, we anticipate using PUDs and
spot market purchases to fulfill any remaining

commitments.

See the disclosure on “Proved Undeveloped
Reserves” in the “Oil and Gas Operations” section

following the Notes to Consolidated Financial

Statements,
for information on the development of PUDs.

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

NGLs and natural gas in an efficient, cost-effective
manner.

Based on statistics published in the September

2,

2019, issue of the
Oil and Gas Journal , we were the
third-largest U.S.-based oil and gas company in worldwide

natural gas and liquids production and worldwide
liquids reserves in 2018.

We deliver our production into the worldwide commodity markets.

Principal
methods of competing include geological, geophysical

and engineering research and technology;

experience
and expertise; economic analysis in connection

with portfolio management; and safely

operating oil and gas
producing properties.

GENERAL

At the end of 2019, we held a total of 942 active

patents in 50 countries worldwide, including

371 active U.S.
patents.

During 2019, we received 64 patents in the

U.S. and 90 foreign patents.

Our products and processes
generated licensing revenues of $69 million related

to activity in 2019.

The overall profitability of any
business segment is not dependent on any single

patent, trademark, license, franchise or

concession.

Health, Safety and Environment

Our HSE organization provides tools and support to our

business units and staff groups to help them ensure
world class HSE performance.

The framework through which we safely

manage our operations, the HSE
Management System Standard, emphasizes process

safety, risk management, emergency preparedness and
environmental performance, with an intense focus

on process and occupational safety.

In support of the goal
of zero incidents, HSE milestones and criteria are

established annually to drive strong safety

and
environmental performance.

Progress toward these milestones and criteria

are measured and reported.

HSE
audits are conducted on business functions periodically, and improvement actions are established and tracked
to completion.

We have designed processes relating to sustainable development in our economic, environmental and social performance.

Our processes, related tools and requirements

focus on water,
biodiversity and climate change, as well as social

and stakeholder issues.

The environmental information contained in Management’s Discussion and Analysis of Financial Condition
and Results of Operations on pages 60 through

65 under the captions “Environmental” and “Climate

Change”
is incorporated herein by reference.

It includes information on expensed and

capitalized environmental costs
for 2019 and those expected for 2020 and 2021.

Website Access to SEC Reports
Our internet website address is www.conocophillips.com
.

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

Alternatively, you may access these reports at the SEC’s website at
www.sec.gov .

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

to the
effects of changing commodity prices.

Prices for crude oil, bitumen, natural gas, NGLs and

LNG can fluctuate widely.

Brent crude oil prices
averaged $64 per barrel in 2019, ranging from

a low of $53 per barrel in January to a high of almost

$75 per
barrel in April.

Given volatility in commodity price drivers

and the worldwide political and economic
environment generally, as well as increased uncertainty generated by recent (and potential future) armed
hostilities in various oil-producing regions around the

globe, price trends may continue to be volatile.

Our
revenues, operating results and future rate of growth

are highly dependent on the prices

we receive for our
crude oil, bitumen, natural gas, NGLs and

LNG.

The factors influencing these prices are

beyond our control.

Lower crude oil, bitumen, natural gas, NGL and

LNG prices may have a material adverse effect on our
revenues, operating income, cash flows and liquidity, and may also affect the amount of dividends we elect to
declare and pay on our common stock and the

amount of shares we elect to acquire as

part of the share
repurchase program and the timing of such acquisitions.

Lower prices may also limit the amount of reserves
we can produce economically, adversely affecting our proved reserves, reserve replacement ratio and
accelerating the reduction in our existing reserve levels

as we continue production from upstream

fields.

Significant reductions in crude oil, bitumen, natural

gas, NGLs and LNG prices could also require

us to reduce
our capital expenditures, impair the carrying value

of our assets or discontinue the classification

of certain
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
number of factors, including:

●

Cash available for distribution.
●

Our results of operations and anticipated future

results of operations.
●

Our financial condition, especially in relation

to the anticipated future capital needs of our

properties.
●

The level of distributions paid by comparable companies.
●

Our operating expenses.
●

Other factors our Board of Directors deems

relevant.

We expect to continue to pay quarterly dividends to our stockholders; however, our Board of Directors may reduce our dividend or cease declaring dividends

at any time, including if it determines that

our net cash
provided by operating activities,

after deducting capital expenditures and investments,

are not sufficient to pay
our desired levels of dividends to our stockholders

or to pay dividends to our stockholders at all.

Additionally, as of December 31, 2019, $5.4 billion of repurchase authority remained of the $15 billion share
repurchase program our Board of Directors had

authorized.

In February, 2020, our Board of Directors
approved an increase to our repurchase authorization

from $15 billion to $25 billion, to support

our plan for
future share repurchases.

Our share repurchase program does not obligate

us to acquire a specific number of
shares during any period, and our decision to

commence, discontinue or resume repurchases

in any period will
depend on the same factors that our Board of

Directors may consider when declaring dividends,

among others.

Any downward revision in the amount of dividends

we pay to stockholders or the number of shares

we
purchase under our share repurchase program could

have an adverse effect on the market price of our common
stock.

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

We and other industry
companies have had their ratings reduced in the

past due to negative commodity price outlooks.

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

We collected approximately $0.8 billion of the
$2.0 billion settlement in 2018 and 2019.

PDVSA has defaulted on its remaining payment

obligations under
this agreement, we are therefore now forced to

incur additional costs as we seek to recover any

unpaid amounts
under the agreement.

Unless we successfully add to our existing proved

reserves, our future crude oil, bitumen,

natural gas and
NGL production will decline, resulting in an

adverse impact to our business.

The rate of production from upstream fields

generally declines as reserves are depleted.

If we do not conduct
successful exploration and development activities,

or, through engineering studies, optimize production
performance or identify additional or secondary

recovery reserves, our proved reserves

will decline materially
as we produce crude oil, bitumen, natural gas and

NGLs, and our business will experience reduced cash

flows
and results of operations.

Any cash conservation efforts we may undertake as a result

of commodity price
declines may further limit our ability to replace

depleted reserves.

The exploration and production of oil and gas

is a highly competitive industry.

The exploration and production of crude oil,

bitumen, natural gas and NGLs is a highly

competitive business.

We compete with private, public and state-owned companies in all facets of the exploration and production
business, including to locate and obtain new

sources of supply and to produce oil, bitumen,

natural gas and
NGLs in an efficient, cost-effective manner.

Some of our competitors are larger and have greater

resources
than we do or may be willing to incur a higher

level of risk than we are willing to incur to obtain

potential
sources of supply.

If we are not successful in our competition

for new reserves, our financial condition and
results of operations may be adversely affected.

Any material change in the factors and assumptions

underlying our estimates of crude oil, bitumen,

natural
gas and NGL reserves could impair the quantity

and value of those reserves.

Our proved reserve information included in this annual

report represents management’s best estimates based
on assumptions, as of a specified date, of the volumes

to be recovered from underground accumulations of
crude oil, bitumen, natural gas and NGLs.

Such volumes cannot be directly measured

and the estimates and
underlying assumptions used by management are

subject to substantial risk and uncertainty.

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

Our business is subject to numerous laws and regulations

relating to the protection of the environment, which
are expected to continue to have an increasing

impact on our operations in the U.S. and in other

countries in
which we operate.

For a description of the most significant of these

environmental laws and regulations, see
the “Contingencies—Environmental” section

of Management’s Discussion and Analysis of Financial
Condition and Results of Operations.

These laws and regulations continue to increase

in both number and
complexity and affect our operations with respect to, among

other things:

●

Permits required in connection with exploration,

drilling, production and other activities.The
discharge of pollutants into the environment.
●

Emissions into the atmosphere, such as nitrogen

oxides, sulfur dioxide, mercury and GHG emissions.

●

Carbon taxes.

●

The handling, use, storage, transportation, disposal

and cleanup of hazardous materials and hazardous
and nonhazardous wastes.
●

The dismantlement, abandonment and restoration

of our properties and facilities at the

end of their
useful lives.
●

Exploration and production activities in

certain areas, such as offshore environments, arctic fields,

oil
sands reservoirs and unconventional plays.

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

Existing and future laws, regulations and initiatives

relating to global climate change, such as limitations
on GHG emissions, may impact or limit

our business plans, result in significant expenditures,

promote
alternative uses of energy or reduce demand

for our products.

Continuing political and social attention to the

issue of global climate change has resulted in

both existing and
pending international agreements and national,

regional or local legislation and regulatory

measures to limit
GHG emissions, such as cap and trade regimes, carbon

taxes, restrictive permitting, increased fuel efficiency
standards and incentives or mandates for renewable

energy.

For example, in December 2015, the U.S. joined
the international community at the 21st Conference

of the Parties of the United Nations Framework
Convention on Climate Change in Paris that

prepared an agreement requiring member countries

to review and
represent a progression in their intended GHG

emission reduction goals every five years

beginning in 2020.

While the U.S. announced its intention to withdraw

from the Paris Agreement, there is no guarantee

that the
commitments made by the U.S. will not be implemented,

in whole or in part, by U.S. state and local
governments or by major corporations headquartered

in the U.S.

In addition, our operations continue in
countries around the world which are party to,

and have not announced an intent to

withdraw from, the Paris
Agreement.

The implementation of current agreements and

regulatory measures, as well as any future
agreements or measures addressing climate

change and GHG emissions, may adversely

impact the demand for
our products, impose taxes on our products or operations

or require us to purchase emission credits

or reduce
emission of GHGs from our operations.

As a result, we may experience declines in commodity

prices or incur
substantial capital expenditures and compliance,

operating, maintenance and remediation costs,

any of which
may have an adverse effect on our business and results

of operations.

Additionally, increasing attention to global climate change has resulted in pressure upon shareholders,
financial institutions and/or financial markets

to modify their relationships with oil and gas companies

and to
limit investments and/or funding to such companies,

which could increase our costs or otherwise

adversely
affect our business and results of operations.

Furthermore, increasing attention to global climate

change has resulted in an increased likelihood of
governmental investigations and private litigation,

which could increase our costs or otherwise adversely

affect
our business.

In 2017 and 2018, cities, counties, and

a state government in California, New

York, Washington,
Rhode Island and Maryland, as well as the Pacific

Coast Federation of Fishermen’s Association, Inc., filed
lawsuits against oil and gas companies, including

ConocoPhillips, seeking compensatory damages

and
equitable relief to abate alleged climate change impacts.

ConocoPhillips is vigorously defending against

these
lawsuits.

The ultimate outcome and impact to us

cannot be predicted with certainty, and we could incur
substantial legal costs associated with defending

these and similar lawsuits in the future.

In addition, although

we design and operate our business operations

to accommodate expected climatic
conditions, to the extent there are significant

changes in the earth’s climate, such as more severe or frequent weather conditions in the markets where we operate

or the areas where our assets reside, we could incur
increased expenses, our operations could be adversely

impacted, and demand for our products could

fall.
For more information on legislation or precursors

for possible regulation relating to global climate

change that
affect or could affect our operations and a description of the company’s response, see the

“Contingencies—
Climate Change” section of Management’s Discussion and Analysis of Financial Condition and Results of
Operations.

Domestic and worldwide political and economic

developments could damage our operations and materially
reduce our profitability and cash flows.

Actions of the U.S., state, local and foreign

governments, through sanctions, tax and other

legislation,
executive order and commercial restrictions,

could reduce our operating profitability both

in the U.S. and
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

U.S. EPA and others which could result in increased costs,
operating restrictions, operational delays or limit

the ability to develop oil and natural gas resources.

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
the future.

Changes in domestic and international regulations

may affect our ability to collect payments such
as those pertaining to the settlement with PDVSA

or the ICSID Award against the Government of Venezuela;
or to obtain or maintain permits, including those

necessary for drilling and development of wells

in various
locations.

Local political and economic factors in international

markets could have a material adverse effect on us.

Approximately 50 percent of our hydrocarbon

production was derived from production outside

the U.S. in
2019, and 39 percent of our proved reserves, as

of December 31, 2019, were located outside

the U.S.

We are
subject to risks associated with operations in international markets, including changes in foreign governmental
policies relating to crude oil, natural gas, bitumen,

NGLs or LNG pricing and taxation, other

political,
economic or diplomatic developments (including

the effect of international trade discussion and disputes),
changing political conditions and international

monetary and currency rate fluctuations.

In addition, some
countries where we operate lack a fully independent

judiciary system.

This, coupled with changes in foreign
law or policy, results in a lack of legal certainty that exposes our operations to increased risks, including
increased difficulty in enforcing our agreements in those

jurisdictions and increased risks of adverse

actions by
local government authorities, such as expropriations.

Our business may be adversely affected by price controls,

government-imposed limitations on production

of
crude oil, bitumen, natural gas and NGLs, or the

unavailability of adequate gathering, processing,
compression, transportation, and pipeline

facilities and equipment for our production

of crude oil, bitumen,
natural gas and NGLs.

As discussed above, our operations are subject

to extensive governmental regulations.

From time to time,
regulatory agencies have imposed price controls

and limitations on production by restricting

the rate of flow of
crude oil, bitumen, natural gas and NGL wells

below actual production capacity.

Because legal requirements
are frequently changed and subject to interpretation,

we cannot predict whether future restrictions

on our
business may be enacted or become applicable to

us.

Our ability to sell and deliver the crude oil, bitumen,

natural gas, NGLs and LNG that we produce

also
depends on the availability, proximity, and capacity of gathering, processing, compression, transportation

and
pipeline facilities and equipment, as well as any necessary

diluents to prepare our crude oil, bitumen, natural
gas, NGLs and LNG for transport.

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

and
equipment.

If any facilities, equipment or diluents, or

any of the transportation methods and channels

that we
rely on become unavailable for any period of time,

we may incur increased costs to transport

our crude oil,
bitumen, natural gas, NGLs and LNG for sale or

we may be forced to curtail our production

of crude oil,
bitumen, natural gas or NGLs.

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

We may also be required under applicable
accounting rules to recognize impairments

associated with any disposition we pursue,

whether or not
completed.

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

The scope and nature of our operations present

a variety of significant hazards and risks, including

operational
hazards and risks such as explosions, fires,

crude oil spills, severe weather, geological events, labor disputes, armed hostilities, terrorist attacks, sabotage, civil

unrest or cyber attacks.

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

Offshore activities may pose incrementally
greater risks because of complex subsurface

conditions such as higher reservoir pressures,

water depths and
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

Although we have experienced occasional breaches

of our cyber security, none of these breaches have had a
material effect on our business, operations or reputation.

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

for
this reporting period.

The following proceedings include those

matters that arose during the fourth quarter of
2019, as well as matters previously reported in our

2018 Form 10-K and our first-, second- and third-quarter
2019 Form 10-Qs that were not resolved prior

to the fourth quarter of 2019.

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

Matters Previously Reported—Phillips 66
In May 2012, the Illinois Attorney General's

office filed and notified ConocoPhillips of a complaint with respect to operations at the Phillips 66 WRB

Wood River Refinery alleging violations of the Illinois
groundwater standards and a third-party's

hazardous waste permit.

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

County, Texas.

In
November of 2019, the company concluded

this matter by entering into an Agreed Order

with the agency and
paying an administrative penalty of $120,014.

Item 4.

MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name Position Held Age*
Catherine A. Brooks Vice President and Controller 54
William L. Bullock, Jr. President, Asia Pacific & Middle East 55
Ellen R. DeSanctis Senior Vice President, Corporate Relations 63
Matt J. Fox Executive Vice President and Chief Operating Officer 59
Michael D. Hatfield President, Alaska, Canada and Europe 53
Ryan M. Lance
Chairman of the Board of Directors and Chief Executive

Officer
57
Andrew D. Lundquist Senior Vice President, Government Affairs 59
Dominic E. Macklon President, Lower 48 50
Kelly B. Rose Senior Vice President, Legal, General Counsel and Corporate Secretary 53
Don E. Wallette, Jr. Executive Vice President and Chief Financial Officer 61

*On February 15, 2020.

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
next annual meeting is May 12, 2020.

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

STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ConocoPhillips’ common stock is traded on the

New York Stock Exchange, under the symbol “COP.”
Cash Dividends Per Share
Dividends
2019 2018
First $ 0.305 0.285
Second 0.305 0.285
Third 0.305 0.285
Fourth 0.420 0.305
Number of Stockholders of Record at January

31, 2020*
41,821
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

quarterly dividend of $0.285 per share.

On October 7, 2019, we announced that our Board

of Directors approved an increase in the quarterly

dividend
to $0.42 per share, compared with the previous

quarterly dividend of $0.305 per share.

Issuer Purchases of Equity Securities
Millions of Dollars
Approximate Dollar
Shares Purchased
Value

of Shares
Average as Part of Publicly

that May Yet Be
Total Number of Price Paid

Announced Plans
Purchased Under the
Period

Shares Purchased
* Per Share

or Programs
Plans or Programs
October 1-31, 2019 4,844,970 $ 55.54 4,844,970 $ 5,855
November 1-30, 2019 4,020,276 58.20 4,020,276 5,621
December 1-31, 2019 3,943,490 62.31 3,943,490 5,375
12,808,736 $ 58.46 12,808,736
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase

program.

As of December 31, 2019, we had announced

a total authorization to repurchase $15 billion

of our common stock.

We repurchased $3 billion in 2017, $3
billion in 2018 and $3.5 billion in 2019.

Of the remaining authorization, we expect to

repurchase $3 billion in
2020.

In February 2020, we announced that the

Board of Directors approved an increase

to our repurchase
authorization from $15 billion to $25 billion,

to support our plan for future share repurchases.

Acquisitions for
the share repurchase program are made at management’s discretion,

at prevailing prices, subject to market
conditions and other factors.

Except as limited by applicable legal requirements,

repurchases may be
increased, decreased or discontinued at any time

without prior notice.

Shares of stock repurchased under the
plan are held as treasury shares.

See Risk Factors “Our ability to declare

and pay dividends and repurchase
shares is subject to certain considerations.”

Stock Performance Graph

The following graph shows the cumulative total

shareholder return (TSR) for ConocoPhillips’

common stock
in each of the five years from December 31, 2014,

to December 31, 2019.

The graph also compares the
cumulative total returns for the same five-year period

with the S&P 500 Index, the performance peer

group
used in the prior fiscal year (the “Prior Peer

Group”) and a new performance peer group for

the current fiscal
year (the “New Peer Group”).

The Prior Peer Group consists of BP, Chevron, ExxonMobil, Royal Dutch
Shell, Total, Apache, Devon, Marathon Oil Corporation and Occidental,

weighted according to the respective
peer’s stock market capitalization at the beginning

of each annual period.

For the purpose of aligning to
performance peers with similar complexities

and portfolios, the New Peer Group excludes

BP,

Royal Dutch
Shell, and Total, and includes Noble Energy, Hess, and EOG Resources.

For the 2018 Stock Performance
Graph, Anadarko was also presented within

the Prior Peer Group.

However, due to Anadarko’s acquisition by
Occidental completed in 2019, Anadarko’s performance has been excluded from all five years of the Prior Peer
Group performance.

The comparison assumes $100 was invested

on December 31, 2014, in ConocoPhillips
stock, the S&P 500 Index and ConocoPhillips’

peer groups

and assumes that all dividends were reinvested.

The cumulative total returns of the peer group companies'

common stock do not include the cumulative

total
return of ConocoPhillips’ common stock.

The stock price performance included in this

graph is not
necessarily indicative of future stock price performance.

*Prior Peer Group: BP; Chevron; ExxonMobil; Royal Dutch Shell; Total; Apache; Devon, Marathon Oil Corporation; Occidental.
**New Peer Group: Chevron; ExxonMobil; Apache; Devon; EOG Resources; Hess; Marathon Oil Corporation;

Noble Energy; Occidental.

Item 6.

SELECTED FINANCIAL DATA
Millions of Dollars Except Per Share Amounts
2019 2018 2017 2016 2015
Sales and other operating revenues $ 32,567 36,417 29,106 23,693 29,564
Net income (loss) 7,257 6,305 (793) (3,559) (4,371)
Net income (loss) attributable to
ConocoPhillips
7,189 6,257 (855) (3,615) (4,428)
Per common share
Basic 6.43 5.36 (0.70) (2.91) (3.58)
Diluted 6.40 5.32 (0.70) (2.91) (3.58)
Total assets 70,514 69,980 73,362 89,772 97,484
Long-term debt 14,790 14,856 17,128 26,186 23,453
Cash dividends declared per common share 1.34 1.16 1.06 1.00 2.94

In 2019, we disposed of two ConocoPhillips U.K. subsidiaries for proceeds of $2.2 billion after interest and
customary adjustments.

In 2017, we disposed of assets for consideration

of approximately $16 billion including

our 50 percent
nonoperated interest in the FCCL Partnership,

as well as the majority of our western Canada gas

assets, and
our interests in the San Juan Basin.

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

Australia; LNG developments; oil sands in

Canada; and an
inventory of global conventional and unconventional

exploration prospects.

Headquartered in Houston, Texas,
at December 31, 2019, we employed approximately

10,400 people worldwide and had total

assets of

$71 billion.

Overview

Global oil prices continued

to be volatile in 2019.

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
world’s oil supply.

Production was restored relatively quickly, and prices settled in the fourth quarter.

Brent
crude averaged $64

per barrel in 2019, down nine percent

from the prior year.

Our business strategy
anticipates prices will remain volatile and is designed

to be resilient in lower price environments, while
retaining upside during periods of higher prices.

Portfolio diversification and optimization, a strong

balance
sheet and disciplined capital investment have positioned

our company to navigate through volatile energy
cycles.

Our value proposition principles, namely, to focus on financial returns, maintain a strong balance sheet, deliver
compelling returns of capital,

and expand cash flow through disciplined capital

investments, are being
executed in accordance with our priorities for

allocating cash flows from the business.

These priorities are:
invest capital to sustain

production and pay our existing dividend;

grow our existing dividend; maintain debt at
a level we believe is sufficient to maintain a strong investment grade credit rating through price cycles; allocate
greater than 30 percent of our net cash provided

by operating activities to share repurchases

and dividends;
and, invest capital in a disciplined fashion to grow

our cash from operations.

We believe our commitment to
our value proposition, as evidenced by the results

discussed below, positions us for success in an environment
of price uncertainty and ongoing volatility.

In 2019, we successfully delivered on our priorities.

We achieved production growth of five percent on a total
BOE basis compared with the prior year, with higher value oil volumes growing eight percent.

Cash provided
by operating activities of $11.1 billion exceeded capital expenditures

and

investments of $6.6 billion.

After
repurchasing $3.5 billion of our common stock

and paying $1.5 billion of dividends to shareholders,

we ended
the year with cash, cash equivalents and restricted

cash totaling $5.4 billion and $3.0 billion

of short-term
investments.

In October, we announced an increase to our quarterly dividend of 38 percent to $0.42 per share
and announced planned 2020 share buybacks of

$3 billion.

In February 2020, we announced 2020 operating

plan capital of $6.5 billion to $6.7 billion.

The plan includes
funding for ongoing development drilling

programs, major projects, exploration and appraisal

activities, as
well as base maintenance.

Capital spend is expected to be higher in the first

quarter largely from winter
construction and exploration and appraisal drilling

in Alaska.

This guidance does not include capital for
acquisitions.

Key Operating and Financial Summary

Significant items

during 2019 included the following:

●

Net cash provided by operating activities was $11.1 billion and exceeded capital expenditures and
investments of $6.6 billion.

●

Repurchased $3.5 billion of shares and paid $1.5 billion in dividends,

representing 45 percent of net cash
provided by operating activities.
●

Increased the quarterly dividend by 38 percent to $0.42 per share

.
●

Achieved 100 percent total reserve replacement and 117

percent organic replacement.
●

Underlying production, which excludes Libya and the net volume impact from closed dispositions and
acquisitions of 51 MBOED in 2019 and 47 MBOED in 2018, grew 5 percent

.
●

Increased production from the Lower 48 Big 3 unconventionals—Eagle

Ford, Bakken and Permian
Unconventional—by 22 percent year-over-year.
●

Executed successful Alaska appraisal program; conducted appraisal drilling and commissioned
infrastructure at Montney in Canada.
●

Completed Lower 48, Alaska and Argentina acquisitions;

awarded a 20-year extension of the Indonesia
Corridor Block PSC, with new terms.
●

Generated $3 billion in disposition proceeds; entered into agreements to sell Australia-West

assets for $1.4
billion and Niobrara for $0.4 billion, both subject to customary closing adjustments, as well as regulatory
and other approvals.
●

Reduced asset retirement obligations and accrued environmental costs by $2.3 billion, primarily due to
closed and pending dispositions.

●

Ended the year with cash, cash equivalents and restricted cash totaling $

5.4 billion and short-term
investments of $3.0 billion.
●

Recognized a $296 million after-tax impairment related

to the sale of our Niobrara interests in the Lower
48 segment.
●

Discontinued exploration activities in the Central Louisiana Austin Chalk trend and recognized $197
million after-tax in leasehold impairment and dry hole expenses.

Operationally, we remain focused on safely executing our operating plan and maintaining capital and cost
discipline.

Production of 1,348 MBOED increased 5 percent

or 65 MBOED in 2019 compared with 2018.

Production, excluding Libya, of 1,305 MBOED

increased 5 percent or 63 MBOED.

Underlying production,
which excludes Libya and the net volume impact

from closed dispositions and acquisitions

of 51 MBOED in
2019 and 47 MBOED in 2018, is used to measure

our ability to grow production organically.

Our underlying
production grew 5 percent in 2019 to 1,254 MBOED

from 1,195 MBOED in 2018.

On September 30, 2019, we completed the sale of

two ConocoPhillips U.K. subsidiaries to

Chrysaor E&P
Limited for proceeds of $2.2 billion after interest

and customary adjustments.

In 2019, we recorded a $1.7
billion before-tax and $2.1 billion after-tax

gain associated with this transaction.

Together the subsidiaries

sold our indirectly held exploration and production

assets in the U.K., including $1.8 billion

of ARO.

Annualized average production associated with the

U.K. assets sold was 50 MBOED in 2019.

Reserves
associated with the U.K. assets sold were 84 MMBOE

at the time of disposition.

Results of operations for the
U.K. are reported within our Europe and North

Africa segment.

In the second quarter of 2019, we completed the sale

of our 30 percent interest in the Greater Sunrise

Fields to
the government of Timor-Leste for $350 million and recognized an after-tax gain of $52 million.

No
production or reserve impacts were associated

with the sale.

The Greater Sunrise Fields were included in

our
Asia Pacific and Middle East segment.

In October 2019, we entered into an agreement to sell

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

This transaction is expected to be
completed in the first quarter of 2020, subject to regulatory approvals and the satisfaction of other specific
conditions precedent.

In 2019, production associated with the Australia-West assets to be sold was 48
MBOED.

Year

-end 2019

reserves associated with these assets were 17

MMBOE.

We will retain our 37.5
percent interest in the Australia Pacific LNG project

and operatorship of that project’s LNG facility.

Results
of operations for the subsidiaries to be sold are reported

within our Asia Pacific and Middle East segment.

In the fourth quarter of 2019, we signed an agreement

to sell our interests in the Niobrara shale play

for $380
million, plus customary adjustments,

and overriding royalty interests in certain

future wells.

We recorded an
after-tax impairment

of $296 million in the fourth quarter of 2019 to reduce

the carrying value to fair value.

In
2019, production from Niobrara was 11 MBOED.

Year

-end 2019 reserves associated with the

Niobrara assets
to be sold were 14 MMBOE.

This transaction is subject to regulatory approval

and other conditions precedent
and is expected to close in the first quarter

of 2020.

The Niobrara results of operations are reported

within our
Lower 48 segment.

For more information regarding the accounting impacts

of these transactions, see Note 5—Asset Acquisitions
and Dispositions,

in the Notes to Consolidated Financial

Statements.

Business Environment

Brent crude oil prices averaged $64 per barrel in 2019,

ranging from a low of $53 per barrel in January

to a
high of almost $75 per barrel in April.

The energy industry has periodically experienced

this type of volatility
due to fluctuating supply-and-demand conditions

and such volatility may persist for the foreseeable

future.

Commodity prices are the most significant

factor impacting our profitability and related reinvestment

of
operating cash flows into our business.

Our strategy is to create value through price cycles

by delivering on
the foundational principles that underpin our value

proposition;

focus on financial returns through cash flow
expansion, maintain balance sheet strength and

deliver peer-leading distributions.

Operational and Financial Factors Affecting

Profitability
The focus areas we believe will drive our success

through the price cycles include:

●

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

Demonstrating our commitment to sustainability

and environmental stewardship, on November 2017,
we announced our intention to target a 5 to 15 percent reduction in our GHG emission

intensity by 2030.

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

In early 2019, we issued our first stand-alone

Climate-related Risk
Report and incorporated this into our website

during our annual Sustainability Report update.

Our
sustainability efforts continued through 2019 with a focus

on advancing our action plans for climate
change, biodiversity, water and human rights.

We are committed to building a learning organization
using human performance principles as we relentlessly

pursue improved HSE and operational
performance.

●

Focus on financial returns.

This is a core principle of our value proposition.

Our goal is to achieve
strong financial returns by exercising capital

discipline,

controlling our costs, and continually
optimizing our portfolio.

o

Maintain capital allocation discipline.

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

We allocate
capital across a geographically diverse, low cost

of supply resource base, which combined
with legacy assets results in low production decline.

Cost of supply is the WTI equivalent
price that generates a 10 percent after-tax return

on a point-forward and fully burdened basis.

Fully burdened includes capital infrastructure,

foreign exchange, price related inflation and
G&A.

In setting our capital plans, we exercise a rigorous

approach that evaluates projects
using this cost of supply criteria, which should

lead to value maximization and cash flow
expansion using an optimized investment pace,

not production growth for growth’s sake.

Additional capital may be allocated toward growth,

but discipline will be maintained.

Our
cash allocation priorities call for the investment

of sufficient capital to sustain production and
pay the existing dividend.

In February 2020, we announced 2020 operating

plan capital of $6.5 billion to $6.7 billion.

The plan includes funding for ongoing development

drilling programs, major projects,
exploration and appraisal activities, as

well as base maintenance.

Capital spend is expected to
be higher in the first quarter largely from winter construction and exploration and appraisal
drilling in Alaska.

This guidance does not include capital

for acquisitions.

o

Control costs and expenses.

Controlling operating and overhead costs,

without compromising
safety and environmental stewardship, is a high priority.

We monitor these costs using
various methodologies that are reported to senior management monthly, on both an absolute-
dollar basis and a per-unit basis.

Managing operating and overhead costs is critical

to
maintaining a competitive position in our industry, particularly in a low commodity price
environment.

The ability to control our operating and overhead

costs impacts our ability to
deliver strong cash from operations.

In 2019, our production and operating expenses

were
two percent higher than 2018, primarily due to costs

associated with higher production
volumes, which grew five percent during the same

period.

o

Optimize our portfolio.

We continue to optimize our asset portfolio to focus on low cost of supply assets that support our strategy.

In 2019, we continued to dispose of or market

certain
non-core assets, including the U.K., Australia-West and our Niobrara assets in the Lower 48.

Additions to the portfolio were made in the Lower

48 with bolt-on interests and acreage
acquisitions,

in Alaska with the Nuna discovery acreage acquisition,

and internationally with
entrance into Argentina’s Neuquén and Austral Basins.

We will continue to evaluate our
assets to determine whether they compete for capital

within our portfolio and will optimize
the portfolio as necessary, directing capital towards the most competitive investments.

●

Maintain balance sheet strength.

We believe balance sheet strength is critical in a cyclical business such as ours.

Our strong operating performance buffered by a solid

balance sheet enables us to deliver
on our priorities through the price cycles.

Our priorities include execution of our development

plans,
maintaining a growing dividend,

and repurchasing shares on a dollar cost

average basis.

●

Return value to shareholders.

We believe in delivering value to our shareholders via a growing, sustainable dividend supplemented by share repurchases.

In 2019, we paid dividends on our common
stock of approximately $1.5 billion and repurchased

$3.5 billion of our common stock.

Combined,
our dividend and repurchases represented 45 percent

of our net cash provided by operating

activities.

Since we initiated our current share repurchase

program in late 2016, we have repurchased $9.6

billion
of shares.

Additionally, as of December 31, 2019, $5.4 billion of repurchase authority remained of the
$15 billion share repurchase program our Board

of Directors had authorized.

In February 2020, we
announced that the Board of Directors approved

an increase to our repurchase authorization

from $15
billion to $25 billion, to support our plan for future

share repurchases.

Whether we undertake these
additional repurchases is ultimately subject to numerous

considerations, including market conditions
and other factors.

See Risk Factors “Our ability to declare and

pay dividends and repurchase shares is
subject to certain considerations.”

In October 2019, we announced that our Board

of Directors approved an increase to our quarterly
dividend of 38 percent to $0.42 per share.

●

Add to our proved reserve base.

We primarily add to our proved reserve base in three ways:

o

Successful exploration, exploitation and development

of new and existing fields.
o

Application of new technologies and processes

to improve recovery from existing fields.
o

Purchases of increased interests in existing

fields and bolt-on acquisitions.

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

In 2019, our reserve replacement, which included

a net decrease of 0.1 billion BOE from
sales and purchases, was 100 percent.

Increased crude oil reserves accounted for approximately

55
percent of the total change in reserves. Our organic reserve replacement, which excludes the impact of
sales and purchases, was 117 percent in 2019.

Approximately 50 percent of organic reserve additions
were from Lower 48 unconventional assets.

The remaining additions were evenly distributed

across
the other operating segments.

In the five years ended December 31, 2019, our reserve

replacement was negative 34 percent,
reflecting the impact of asset dispositions and lower

prices during that period.

Our organic reserve
replacement during the five years ended December

31, 2019, which excludes a decrease of 2.0 billion
BOE related to sales and purchases, was 40 percent,

reflecting development activities as

well as lower
prices during that period.

Historically, our reserve replacement has varied considerably year to year contingent upon the timing
of major projects which may have long lead times

between capital investment and production.

In the
last several years, more of our capital has been

allocated to short cycle time, onshore,

unconventional
plays.

Accordingly, we believe our recent success in replacing reserves can be viewed on a trailing
three-year basis.

In the three years ended December 31, 2019, our reserve

replacement was 23 percent, reflecting the
impact of asset dispositions during that period.

Our organic reserve replacement during the three
years ended December 31, 2019, which excludes a

decrease of 1.8 billion BOE related to sales

and
purchases, was 143 percent, reflecting reserve

additions from development activities.

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

●

Apply technical capability.

We leverage our knowledge and technology to create value and safely deliver on our plans.

Technical strength is part of our heritage and allows us to economically convert
additional resources to reserves, achieve greater

operating efficiencies and reduce our environmental
impact.

Companywide, we continue to evaluate potential

solutions to leverage knowledge of
technological successes across our operations.

We have embraced the digital transformation and are using digital innovations to work and operate
more efficiently.

Predictive analytics have been adopted in our operations

and planning process.

Artificial intelligence, machine learning and

deep learning are being used for seismic

advancements.

●

Attract, develop and retain a talented work force.

We strive to attract, develop and retain individuals
with the knowledge and skills to implement

our business strategy and who support our values

and
ethics.

We offer university internships across multiple disciplines to attract the best early career talent.

We also recruit experienced hires to fill critical skills and maintain a broad range of expertise
and experience.

We promote continued learning, development and technical training through structured development programs designed to enhance

the technical and functional skills

of our
employees.

Other Factors Affecting Profitability
Other significant factors that can affect our profitability

include:

●

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

The
following graph depicts the average benchmark

prices for WTI crude oil, Brent crude oil

and U.S.
Henry Hub natural gas:

Brent crude oil prices averaged $64.30 per barrel

in 2019, a decrease of 9 percent compared

with
$71.04 per barrel in 2018.

Similarly, WTI crude oil prices decreased 12 percent from $64.92 per barrel in 2018 to $57.02 per barrel in 2019.

Crude oil prices weakened year over year primarily

due to
ample global supplies and a decelerating global

economy.

Henry Hub natural gas price averages decreased

15 percent from $3.09 per MMBTU in 2018 to

$2.63
per MMBTU in 2019.

Natural gas prices weakened in 2019 versus the

prior year due to strong
production, while demand growth was dampened

by mild weather.

Our realized NGL prices decreased 34 percent from

$30.48 per barrel in 2018 to $20.09 per barrel

in
2019.

NGL prices weakened year over year due to

strong supply growth with only moderate demand
growth.

Our realized bitumen price increased 42 percent

from $22.29 per barrel in 2018 to $31.72 per

barrel in
2019.

Curtailment orders imposed by the Alberta

Government, which limited production from

the
province starting January 2019, provided strength

to the WCS differential to WTI at Hardisty.

We
continue to optimize bitumen price realizations

through the utilization of downstream transportation
solutions and implementation of alternate blend capability

which results in lower diluent costs.

Our worldwide annual average realized price decreased

9 percent from $53.88

per BOE in 2018 to
$48.78

per BOE in 2019 due to lower realized oil,

natural gas and NGL prices.

North America’s energy supply landscape has been transformed from one of resource scarcity to one
of abundance.

In recent years, the use of hydraulic fracturing

and horizontal drilling in
unconventional formations has led to increased industry

actual and forecasted crude oil and natural
gas production in the U.S.

Although providing significant short-

and long-term growth opportunities
for our company, the increased abundance of crude oil and natural gas due to development of
unconventional plays could also have adverse

financial implications to us, including: an extended
period of low commodity prices; production curtailments;

and delay of plans to develop areas such as
unconventional fields.

Should one or more of these events occur, our revenues would be reduced, and
additional asset impairments might be possible.

●

Impairments.

We participate in a capital-intensive industry.

At times, our PP&E and investments
become impaired when, for example, commodity

prices decline significantly for long

periods of time,
our reserve estimates are revised downward, or a

decision to dispose of an asset leads to

a write-down
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

A sustained decline in the current and long-term
outlook on gas price could affect the carrying value

of certain Lower 48 non-core gas assets and it

is
reasonably possible this could result in a future

non-cash impairment.

For additional information on
our impairments in 2019, 2018 and 2017, see

Note 9—Impairments, in the Notes to Consolidated
Financial Statements.

●

Effective tax rate.

Our operations are in countries with different tax rates

and fiscal structures.

Accordingly, even in a stable commodity price and fiscal/regulatory environment,

our overall
effective tax rate can vary significantly between periods

based on the “mix” of before-tax earnings
within our global operations.

●

Fiscal and regulatory environment.

Our operations can be affected by changing economic,

regulatory
and political environments in the various countries

in which we operate, including the U.S.

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

Outlook

Full-year 2020 production is expected to be 1,230

MBOED to 1,270 MBOED, including the impact

of a recent
third-party pipeline outage on the Kebabangan

Field in Malaysia.

First-quarter 2020 production is expected to
be 1,240 MBOED to 1,280 MBOED.

Production guidance for 2020 excludes Libya.

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
as well as licensing revenues.

Our key performance indicators, shown in the statistical

tables provided at the beginning of the operating
segment sections that follow, reflect results from our operations, including commodity prices and production.

RESULTS OF OPERATIONS
This section of the Form 10-K

discusses year-to-year comparisons between 2019

and 2018.

For discussion of
year-to-year comparisons between 2018 and 2017, see

"Management's Discussion and Analysis

of Financial
Condition and Results of Operations" in Part II, Item

7 of our 2018 10-K.
Consolidated Results
A summary of the company’s net income (loss) attributable to ConocoPhillips by business segment follows:
Millions of Dollars
Years Ended December 31 2019 2018 2017
Alaska $ 1,520 1,814 1,466
Lower 48 436 1,747 (2,371)
Canada 279 63 2,564
Europe and North Africa 2,724 1,866 553
Asia Pacific and Middle East 1,929 2,070 (1,098)
Other International 263 364 167
Corporate and Other 38 (1,667) (2,136)
Net income (loss) attributable to ConocoPhillips $ 7,189 6,257 (855)

2019 vs. 2018

Net income attributable to ConocoPhillips

increased $932 million in 2019.

The increase was mainly due to:

●

A $2.1 billion after-tax gain associated with the

completion of the sale of two ConocoPhillips

U.K.
subsidiaries to Chrysaor E&P Limited.

●

An unrealized gain of $649 million after-tax

on our Cenovus Energy (CVE) common shares in 2019,
as compared to a $436 million after-tax unrealized

loss on those shares in 2018.
●

Higher crude oil sales volumes due to growth in the

Lower 48 unconventionals and from the
acquisition of incremental interests in operated

assets in Alaska during the second and

fourth quarters
of 2018.

●

The absence of premiums on early debt retirements

totaling $195 million after-tax.
●

A $164 million income tax benefit related to

deepwater incentive tax credits recognized for

Malaysia
Block G.
●

A $151

million income tax benefit related to the

revaluation of deferred tax assets following
finalization of rules relating to the 2017 Tax Cuts and Jobs Act.

These increases in net income were partly offset by:

●

Lower realized crude oil, natural gas and NGL

prices.
●

The absence of a $774 million after-tax gain on the

Clair disposition in the U.K.
●

A $296

million after-tax impairment related to

the sale of our Lower 48 Niobrara interests.
●

Lower equity in earnings of affiliates due to $120 million

of impairments to equity method
investments in our Lower 48 segment and a $118 million reduction in equity earnings at QG3 in our
Asia Pacific and Middle East segment due to a deferred

tax adjustment.
●

Higher exploration expenses, primarily in

our Lower 48 segment due to $197 million after-tax

of
leasehold impairment and dry hole costs associated

with our decision to discontinue exploration
activities in the Central Louisiana Austin

Chalk trend.

Income Statement Analysis

2019 vs. 2018

Sales and other operating revenues decreased 11 percent in 2019,

mainly due to lower realized crude oil,
natural gas and NGL prices, partly offset by higher sales

volumes of crude oil in the Lower 48 and Alaska.

Equity in earnings of affiliates decreased $295 million

in 2019, primarily due to impairments of equity

method
investments in our Lower 48 segment totaling

$155 million.

Additionally, equity earnings decreased $118
million resultant from a deferred tax adjustment

at QG3,

reported in our Asia Pacific and Middle East segment.

For more information related to these items,

see Note 3—Variable Interest Entities and Note 5—Asset
Acquisitions and Dispositions, in the Notes to

Consolidated Financial Statements.

Gain on dispositions increased $903 million

in 2019, primarily due to a $1.7

billion before-tax gain associated
with the completion of the sale of two ConocoPhillips

U.K. subsidiaries to Chrysaor E&P Limited.

Partly
offsetting this increase, was the absence of a $715 million

before-tax gain on the sale of a ConocoPhillips
subsidiary to BP in 2018,

which held 16.5 percent of our 24 percent interest

in the BP-operated Clair Field in
the U.K.

For additional information related to these dispositions,

see Note 5—Asset Acquisitions and
Dispositions, in the Notes to Consolidated Financial

Statements.

Other income increased $1,185 million in 2019, primarily

due to an unrealized gain of $649 million before-tax
on our CVE common shares in 2019, and the absence

of a $437 million before-tax unrealized loss

on those
shares in 2018.

For discussion of our CVE shares, see Note

7—Investment in Cenovus Energy, in the Notes to
Consolidated Financial Statements.

Purchased commodities decreased 17 percent in

2019, primarily due to lower natural gas

and crude oil prices.

Selling, general and administrative expenses increased

$155 million in 2019, primarily due to higher

costs
associated with compensation and benefits,

including mark to market impacts of certain

key employee
compensation programs, and increased facility

costs.

Exploration expenses increased $374 million

in 2019, primarily due to higher leasehold impairment

and dry
hole costs,

mainly in our Lower 48 segment,

and higher exploration G&A expenses.

In 2019, we recorded a
$141 million before-tax leasehold impairment

expense due to our decision to discontinue

exploration activities
in the Central Louisiana Austin Chalk trend and

expensed $111 million of dry hole costs related to this play.

Impairments increased $378 million in

2019, mainly due to a $379 million before-tax impairment

related to the
sale of our Niobrara interests in the Lower 48 segment.

For additional information, see Note 5—Asset
Acquisitions and Dispositions and Note 9—Impairments,

in the Notes to Consolidated Financial Statements.

Other expenses decreased $310 million in

2019, primarily due to the absence of a $206

million before-tax
expense for premiums on early debt retirements

and lower pension settlement expense.

See Note 19—Income Taxes, in the Notes to Consolidated Financial Statements,

for information regarding our
income tax provision (benefit) and effective tax rate.

Summary Operating Statistics
2019 2018 2017
Average Net Production
Crude oil (MBD) 705 653 599
Natural gas liquids (MBD) 115 102 111
Bitumen (MBD) 60 66 122
Natural gas (MMCFD) 2,805 2,774 3,270
Total Production

(MBOED)
1,348 1,283 1,377
Dollars Per Unit
Average Sales Prices

Crude oil (per bbl) $ 60.99 68.13 51.96
Natural gas liquids (per bbl) 20.09 30.48 25.22
Bitumen (per bbl) 31.72 22.29 22.66
Natural gas (per mcf) 5.03 5.65 4.07
Millions of Dollars
Worldwide Exploration Expenses
General and administrative; geological and geophysical,
lease rental, and other $ 322 274 368
Leasehold impairment 221 56 136
Dry holes 200 39 430
$ 743 369 934

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide
basis.

At December 31, 2019, our operations were

producing in the U.S., Norway, Canada, Australia, Timor-
Leste, Indonesia, China, Malaysia, Qatar and

Libya.

2019 vs. 2018

Total production, including Libya, of 1,348 MBOED increased 65 MBOED or 5 percent in 2019 compared
with 2018,

primarily due to:

●

New wells online in the Lower 48.
●

An increased interest in the Western North Slope (WNS) and Greater Kuparuk Area

(GKA) of Alaska
following acquisitions closed in 2018.

●

Higher production in Norway due to drilling activity

and the startup of Aasta Hansteen in December
2018.

The increase in production during 2019 was

partly offset by:

●

Normal field decline.
●

Disposition impacts from the U.K. and non-core

asset sales in the Lower 48.

Production excluding Libya was 1,305 MBOED in

2019 compared with 1,242 MBOED in 2018,

an increase of
63 MBOED or 5 percent.

Underlying production, which excludes Libya and

the net volume impact from
closed dispositions and acquisitions of 51 MBOED

in 2019 and 47 MBOED in 2018, is used to measure

our
ability to grow production organically.

Our underlying production grew 5 percent to 1,254

MBOED in 2019
from 1,195 MBOED in 2018.

Alaska
2019 2018 2017
Net Income Attributable to ConocoPhillips

(millions of dollars)
$ 1,520 1,814 1,466
Average Net Production
Crude oil (MBD) 202 171 167
Natural gas liquids (MBD) 15 14 14
Natural gas (MMCFD) 7 6 7
Total Production

(MBOED)
218 186 182
Average Sales Prices

Crude oil (per bbl) $ 64.12 70.86 53.33
Natural gas (per mcf) 3.19 2.48 2.72

The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas.

In 2019, Alaska contributed 25 percent of our

worldwide liquids production and less than 1 percent

of our
natural gas production.

2019 vs. 2018

Alaska reported earnings of $1,520 million in

2019, compared with earnings of $1,814 million

in 2018.

The
decrease in earnings was mainly due to lower

realized crude oil prices and higher production

and operating and
DD&A expenses associated with incremental volumes

from acquisitions completed during 2018.

Additionally, earnings were lower due to the absence of a $98 million tax valuation allowance reduction,

the
absence of a $79 million after-tax benefit resulting

from an accrual reduction due to a transportation

cost ruling
by the FERC,

and $62 million less in enhanced oil recovery

credits.

Partly offsetting these decreases in
earnings, were higher crude oil sales volumes

due to the GKA and WNS acquisitions completed

in 2018.

Average production increased 32 MBOED in 2019 compared with 2018, primarily due to acquisitions at GKA
and WNS in 2018, which provided an incremental

38 MBOED of production in 2019, as well as volumes

from
new wells online.

These production increases were partly offset by normal

field decline.

Acquisition Update
In the third quarter of 2019, we completed the

Nuna discovery acreage acquisition for approximately

$100
million, expanding the Kuparuk River Unit by

21,000 acres and leveraging legacy infrastructure.

Lower 48
2019 2018 2017
Net Income (Loss) Attributable to ConocoPhillips

(millions of dollars)
$ 436 1,747 (2,371)
Average Net Production
Crude oil (MBD) 266 229 180
Natural gas liquids (MBD) 81 69 69
Natural gas (MMCFD) 622 596 898
Total Production

(MBOED)
451 397 399
Average Sales Prices

Crude oil (per bbl) $ 55.30 62.99 47.36
Natural gas liquids (per bbl) 16.83 27.30 22.20
Natural gas (per mcf) 2.12 2.82 2.73

The Lower 48 segment consists of operations located

in the contiguous U.S. and the Gulf of Mexico.

During
2019, the Lower 48 contributed 39 percent of our

worldwide liquids production and 22 percent

of our natural
gas production.

2019 vs. 2018

Lower 48 reported earnings of $436 million in

2019, compared with $1,747 million in 2018.

Earnings
decreased primarily due to lower realized crude oil,

NGL and natural gas prices; higher DD&A due to
increased production volumes; a $301 million after-tax

impairment of our Niobrara assets;

higher exploration
expenses, primarily due to a combined $197 million

after-tax of leasehold impairment and dry

hole costs
associated with our decision to discontinue exploration

activities in the Central Louisiana Austin

Chalk; and
lower earnings in equity

affiliates due to a combined $120 million after-tax

of impairments associated with a
fair value reduction of our investment in MWCC

and the disposition of our interests in the

Golden Pass LNG
Terminal and Golden Pass Pipeline.

Partly offsetting the decrease in earnings were increased

crude oil and
NGL sales volumes in the Eagle Ford, Bakken

and Permian Unconventional.

For additional information related to our impairment

of MWCC, see Note 3—Variable Interest Entities in the
Notes to Consolidated Financial Statements.

For more information related to the sale of our interests

in
Golden Pass LNG Terminal and Golden Pass Pipeline, see Note 5—Asset

Acquisitions and Dispositions in the
Notes to Consolidated Financial Statements.

Total average production increased 54 MBOED in 2019 compared with 2018.

The increase was primarily due
to new production from unconventional assets in

Eagle Ford, Bakken and the Permian Basin,

partly offset by
normal field decline.

Additionally, production decreased by 10 MBOED due to non-core dispositions in 2018.

Asset Dispositions

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

See Note 15—Fair Value Measurement in the Notes to Consolidated Financial Statements, for

additional
information.

In the fourth quarter of 2019, we sold our interests

in the Magnolia field and platform and recognized

an after-

tax gain of $63 million.

Production from Magnolia in 2019 was less

than one MBOED.

In the fourth quarter of 2019, we signed an agreement

to sell our interests in the Niobrara shale

play for $380
million, plus customary adjustments,

and overriding royalty interests in certain

future wells.

We recorded an
after-tax impairment of $301 million in

the fourth quarter to reduce the carrying value to

fair value.

Production from Niobrara was approximately 11 MBOED in 2019.

This transaction is subject to regulatory
approval and other conditions precedent and

is expected to close in the first quarter

of 2020.

In January 2020, we entered into an agreement to

sell our interests in certain non-core properties

in the Lower
48 segment for $186 million, plus customary

adjustments.

The assets met the held for sale criteria

in January
2020 and the transaction is expected to be completed

in the first quarter of 2020.

No gain or loss is anticipated
on the sale.

This disposition will not have a significant

impact on Lower 48 production.

For additional information on these transactions,

see Note 5—Asset Acquisitions and Dispositions,

in the
Notes to Consolidated Financial Statements.

Canada
2019 2018 2017
Net Income Attributable to ConocoPhillips
(millions of dollars) $ 279 63 2,564
Average Net Production
Crude oil (MBD) 1 1 3
Natural gas liquids (MBD) - 1 9
Bitumen (MBD)
Consolidated operations 60 66 59
Equity affiliates - - 63
Total bitumen 60 66 122
Natural gas (MMCFD) 9 12 187
Total Production

(MBOED)
63 70 165
Average Sales Prices

Crude oil (per bbl) $ 40.87 48.73 43.69
Natural gas liquids (per bbl) 19.87 43.70 21.51
Bitumen (dollars per bbl)*
Consolidated operations 31.72 22.29 21.43
Equity affiliates - - 23.83
Total bitumen 31.72 22.29 22.66
Natural gas (per mcf) 0.49 1.00 1.93
*Average prices for sales of bitumen produced during 2018 and 2019 excludes additional value realized from the purchase and sale of third-
party volumes for optimization of our pipeline capacity between Canada and the U.S. Gulf Coast.

Our Canadian operations consist of the Surmont

oil sands development in Alberta and the liquids-rich
Montney unconventional play in British Columbia.

In 2019, Canada contributed 7 percent of our

worldwide
liquids production and less than one percent of

our worldwide natural gas production.

2019 vs. 2018

Canada operations reported earnings of $279 million

in 2019 compared with $63 million in 2018.

Earnings
increased mainly due to higher realized bitumen

prices,

a $68 million tax benefit primarily comprised

of a
previously unrecognizable tax basis related to

a tax settlement,

lower DD&A expense due to lower rates from

reserve additions,

lower production and operating expenses,

and a $25 million tax benefit due to a four year
phased four percent reduction in Alberta’s corporate income tax rate.

Partly offsetting the increase in earnings
were lower sales volumes due to a planned turnaround

at Surmont, lower production due to a mandated
production curtailment imposed by the Alberta

government in January 2019, and the absence of

an $80 million
tax restructuring benefit.

Total average production decreased 7 MBOED in 2019 compared with 2018.

The production decrease was
primarily due to a turnaround at Surmont, which

had an annualized average impact of 3 MBOED,

and a
mandated production curtailment imposed by the

Alberta government,

which also impacted production by 3
MBOED.

The curtailment program is established and administered

by the Alberta Energy Regulator under the
Curtailment Rules regulation, which is currently

set to expire on December 31, 2020.

This program is
intended to strengthen the WCS differential to WTI at

Hardisty.

Asset Disposition
On May 17, 2017, we completed the sale of our

50 percent nonoperated interest in the FCCL

Partnership, as
well as the majority of our western Canada gas

assets to Cenovus Energy.

Consideration for the transaction
was $11.0 billion in cash after customary adjustments, 208 million

Cenovus Energy common shares and a five
year uncapped contingent payment.

The contingent payment, calculated and paid

on a quarterly basis, is $6
million CAD for every $1 CAD by which the WCS

quarterly average crude

price exceeds $52 CAD per barrel.

During 2019 and 2018, we recorded after-tax gains

on dispositions for these contingent payments of

$84
million and $68 million,

respectively.

See Note 5—Asset Acquisitions and Dispositions

in the Notes to
Consolidated Financial Statements, for additional

information.

Europe and North Africa
2019 2018 2017
Net Income Attributable to ConocoPhillips

(millions of dollars)
$ 2,724 1,866 553
Average Net Production
Crude oil (MBD) 138 149 142
Natural gas liquids (MBD) 7 8 8
Natural gas (MMCFD) 478 503 484
Total Production

(MBOED)
224 241 230
Average Sales Prices

Crude oil (dollars per bbl) $ 64.94 70.71 54.21
Natural gas liquids (per bbl) 29.37 36.87 34.07
Natural gas (per mcf) 4.92 7.65 5.70

The Europe and North Africa segment consisted

of operations principally located in the Norwegian

and U.K.
sectors of the North Sea, the Norwegian Sea and

Libya.

In 2019, our Europe and North Africa operations
contributed 16 percent of our worldwide liquids production

and 17 percent of our natural gas production.

2019 vs. 2018

Earnings for Europe and North Africa operations

of $2,724 million increased $858 million

in 2019 compared
with 2018.

The increase in earnings was primarily

due to a $2.1 billion after-tax gain associated with

the
completion of the sale of two ConocoPhillips

U.K. subsidiaries to Chrysaor E&P Limited.

Earnings also
increased due to the cessation of DD&A in the second

quarter of 2019 for our disposed U.K. subsidiaries

when
these assets became held-for-sale.

Partly offsetting the increase in earnings were the absence

of a $774 million

after-tax gain related to the sale of a ConocoPhillips

subsidiary to BP, which held 16.5 percent of our 24
percent interest in the BP-operated Clair Field

in the U.K.; lower sales volumes primarily

due to the U.K.
disposition to Chrysaor completed September 30,

2019; and lower realized natural gas and crude

oil prices.

Average production decreased 17 MBOED in 2019, compared with 2018.

The decrease was mainly due to
normal field decline and a 20 MBOED disposition

impact from the sale of our U.K. assets to Chrysaor
completed September 30, 2019.

Partly offsetting these production decreases were volumes

from new wells
online in Norway,

including the Aasta Hansteen Field which

achieved first production in December of 2018.

Asset Disposition Update
On September 30, 2019, we completed the sale of

two ConocoPhillips U.K. subsidiaries to

Chrysaor E&P
Limited for proceeds of $2.2 billion after interest

and customary adjustments.

In 2019, we recorded a $1.7
billion before-tax and $2.1 billion after-tax

gain associated with this transaction.

Together the subsidiaries
sold indirectly held our exploration and production

assets in the U.K., including $1.8 billion

of ARO.

Annualized average production associated with the

U.K. assets sold was 50 MBOED in 2019.

Reserves
associated with the U.K. assets sold were 84 MMBOE

at the time of disposition.

For additional information,
see Note 5—Asset Acquisitions and Dispositions

in the Notes to Consolidated Financial

Statements.

Asia Pacific and Middle East
2019 2018 2017
Net Income (Loss) Attributable to ConocoPhillips
(millions of dollars) $ 1,929 2,070 (1,098)
Average Net Production
Crude oil (MBD)
Consolidated operations 85 89 93
Equity affiliates 13 14 14
Total crude oil 98 103 107
Natural gas liquids (MBD)
Consolidated operations 4 3 4
Equity affiliates 8 7 7
Total natural gas liquids 12 10 11
Natural gas (MMCFD)
Consolidated operations 637 626 687
Equity affiliates 1,052 1,031 1,007
Total natural gas 1,689 1,657 1,694
Total Production

(MBOED)
392 389 401
Average Sales Prices

Crude oil (dollars per bbl)
Consolidated operations $ 65.02 70.93 54.38
Equity affiliates 61.32 72.49 54.76
Total crude oil 64.52 71.14 54.43
Natural gas liquids (dollars per bbl)
Consolidated operations 37.85 47.20 41.37
Equity affiliates 36.70 45.69 38.74
Total natural gas liquids 37.10 46.13 39.75
Natural gas (dollars per mcf)
Consolidated operations 5.91 6.15 4.98
Equity affiliates 6.29 6.06 4.27
Total natural gas 6.15 6.09 4.55

The Asia Pacific and Middle East segment has

operations in China, Indonesia, Malaysia,

Australia, Timor-Leste
and Qatar.

During 2019,

Asia Pacific and Middle East contributed 13 percent

of our worldwide liquids
production and 60 percent of our natural gas production.

2019 vs. 2018

Asia Pacific and Middle East reported earnings

of $1,929 million in 2019, compared with

$2,070 million in
2018.

The decrease in earnings was mainly due to

lower realized crude oil, NGL and natural gas

prices;

lower
LNG and crude oil sales volumes; and lower equity

in earnings of affiliates, primarily due to a deferred

tax
adjustment at QG3 that resulted in a $118 million reduction to equity earnings.

Partly offsetting this decrease in
earnings was a $164 million income tax benefit

related to deepwater incentive tax credits

from the Malaysia
Block G and a $52 million after-tax gain on disposition

of our interest in the Greater Sunrise Fields.

Average production increased 1 percent in 2019, compared with 2018.

The increase was primarily due to new
production from Malaysia, including first gas

supply from KBB to PFLNG1 in the second quarter

of 2019 and
first oil from Gumusut Phase 2 in the third quarter

of 2019;

and new wells online in China, including

Bohai
Phase 3.

Partly offsetting this production increase was normal

field decline.

Asset Dispositions Update
In the second quarter of 2019, we recognized an

after-tax gain of $52 million upon completion

of the sale of our
30 percent interest in the Greater Sunrise Fields

to the government of Timor-Leste for $350 million.

No
production or reserve impacts were associated

with the sale.

In October 2019, we entered into an agreement to sell

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

This transaction is expected to be completed in
the first quarter of 2020, subject to regulatory approvals

and the satisfaction of other specific conditions
precedent.

In 2019, production associated with the

Australia-West assets to be sold was 48 MBOED.

Year

-end
2019 reserves associated with these assets were

17 MMBOE.

We will retain our 37.5 percent interest in the
Australia Pacific LNG project and operatorship

of that project’s LNG facility.

See Note 5—Asset Acquisitions and Dispositions

in the Notes to Consolidated Financial

Statements, for
additional information related to these dispositions.

Other International
2019 2018 2017
Net Income Attributable to ConocoPhillips
(millions of dollars) $ 263 364 167

The Other International segment includes exploration

activities in Colombia, Chile and Argentina and
contingencies associated with prior operations.

2019 vs. 2018

Other International operations reported earnings

of $263 million in 2019, compared with

earnings of $364
million in 2018.

The decrease in earnings was primarily due

to the recognition of $417 million after-tax

in
other income related to a settlement agreement

with PDVSA in 2018, compared with $317 million

after-tax
associated with this settlement agreement in 2019.

In 2018 and 2019, we collected approximately

$0.8 billion of the $2.0 billion settlement with

PDVSA.

PDVSA has defaulted on its remaining payment obligations

under this agreement, we are therefore now forced
to incur additional costs as we seek to recover

any unpaid amounts under the agreement.

For additional
information, see Note 13—Contingencies and Commitments

in the Notes to Consolidated Financial
Statements.

Argentina
In January 2019,

we secured a 50 percent nonoperated interest

in the El Turbio Este Block, within the Austral
Basin in southern Argentina.

In 2019, we acquired and processed 3-D

seismic covering 500 square miles,

with
evaluation of the data ongoing.

In November 2019, we acquired interests in

two nonoperated blocks in the Neuquén Basin

targeting the Vaca
Muerta play.

We have a 50 percent interest in the Bandurria Norte Block and a 45 percent interest in the
Aguada Federal Block.

In Bandurria Norte, 1 vertical and 4 horizontal

wells were tested and shut-in during
2019.

In Aguada Federal, 2 horizontal wells

were being tested at the end of the year.

Corporate and Other
Millions of Dollars
2019 2018 2017
Net Income (Loss) Attributable to ConocoPhillips
Net interest $ (604) (680) (739)
Corporate general and administrative expenses (252) (91) (193)
Technology 123 109 20
Other 771 (1,005) (1,224)
$ 38 (1,667) (2,136)

2019 vs. 2018

Net interest consists of interest and financing expense,

net of interest income and capitalized interest.

Net
interest decreased $76 million in 2019 compared

with 2018,

primarily due to lower capitalized interest

on
projects; increased interest income from holding

higher cash balances; and lower interest on debt expense
resultant from the retirement of $4.7 billion of

debt in 2018; partly offset by the absence of an accrual
reduction due to a transportation cost ruling

by the FERC.

Corporate G&A expenses include compensation

programs and staff costs.

These costs increased by $161
million in 2019 compared with 2018, primarily

due to higher costs associated with compensation

and benefits,
including certain key employee compensation

programs and higher facility costs.

Technology includes our investment in new technologies or businesses, as well as licensing revenues.

Activities are focused on both conventional and tight

oil reservoirs, shale gas, heavy oil, oil

sands, enhanced
oil recovery and LNG.

Earnings from Technology increased by $14 million in 2019 compared with

2018,
primarily due to higher licensing revenues.

The category “Other” includes certain foreign currency

transaction gains and losses, environmental costs
associated with sites no longer in operation, other

costs not directly associated with an operating

segment,
premiums incurred on the early retirement

of debt, unrealized holding gains or losses

on equity securities, and
pension settlement expense.

Earnings in “Other” increased by $1,776 million

in 2019 compared with 2018,
primarily due to an unrealized gain of $649 million

after-tax on our CVE common shares in

2019, and the
absence of a $436

million after-tax unrealized loss on those

shares in 2018.

Additionally, earnings increased
due to the absence of $195 million in

premiums on the early retirement of debt, lower pension

settlement
expense, and a $151 million tax benefit related

to the revaluation of deferred tax assets following

finalization
of rules related to the 2017 Tax Cuts and Jobs Act.

See Note 19—Income Taxes, in the Notes to Consolidated
Financial Statements, for additional information

related to the 2017 Tax Cuts and Jobs Act.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators
Millions of Dollars
Except as Indicated
2019 2018 2017
Net cash provided by operating activities $ 11,104 12,934 7,077
Cash and cash equivalents 5,088 5,915 6,325
Short-term debt 105 112 2,575
Total debt 14,895 14,968 19,703
Total equity 35,050 32,064 30,801
Percent of total debt to capital* 30% 32 39
Percent of floating-rate debt to total debt 5% 5 5
*Capital includes total debt and total equity.

To meet our short-

and long-term liquidity requirements, we look

to a variety of funding sources, including
cash generated from operating activities,

proceeds from asset sales, our commercial paper

and credit facility
programs and our ability to sell securities

using our shelf registration statement.

In 2019, the primary uses of
our available cash were $6,636 million to support

our ongoing capital expenditures and investments

program;
$3,500 million to repurchase our common stock;

$2,910 million net purchases of investments,

and $1,500
million to pay dividends on our common stock.

During 2019, cash and cash equivalents decreased

by $827
million to $5,088 million.

We believe current cash balances and cash generated by operations, together with access to external sources of
funds as described below in the “Significant Changes

in Capital” section, will be sufficient to meet our

funding
requirements in the near and long term, including

our capital spending program, share repurchases,

dividend
payments and required debt payments.

Our commitment to disciplined execution of these

funding requirements includes cash

investment strategies
that position us for success in an environment

of short-term price volatility as well as

extended downturns in
commodity prices.

The primary objectives of these cash investment

strategies in priority order are to protect
principal, maintain liquidity, and provide yield and total returns.

Funds for short-term needs to support our
operating plan and provide resiliency to react

to short-term price volatility are invested in

highly liquid
instruments with maturities within the year.

Funds we consider available to maintain

resiliency in longer term
price downturns and to capture opportunities outside

a given operating plan may be invested in

instruments
with maturities greater than one year.

For additional information, see Note 1–Accounting

Policies and Note
14–Derivative and Financial Instruments.

Significant Changes in Capital

Operating Activities
During 2019, cash provided by operating activities

was $11,104 million, a 14 percent decrease from 2018.

The
decrease was primarily due to lower prices, lower

collections related to settlements reached with

Ecuador and
PDVSA, and a pension contribution made in conjunction

with the sale of two U.K. subsidiaries, partially

offset
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

Full-
year production averaged 1,348 MBOED in 2019.

Full-year production excluding Libya averaged

1,305
MBOED in 2019

and is expected to be 1,230 to 1,270 MBOED

in 2020.

Future production is subject to
numerous uncertainties, including, among others,

the volatile crude oil and natural gas price

environment,
which may impact investment decisions; the

effects of price changes on production sharing and variable-
royalty contracts; acquisition and disposition of fields;

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

In 2019,
our reserve replacement, which included a net decrease

of 0.1 billion BOE from sales and purchases,

was 100
percent.

Increased crude oil reserves accounted for approximately

55 percent of the total change in reserves.

Our organic reserve replacement, which excludes the

impact of sales and purchases, was 117 percent

in 2019.

Approximately 51 percent of organic reserve additions

are from Lower 48, 13 percent from Alaska,

12 percent
from Canada, 12 percent from Europe and North

Africa and 12 percent from Asia Pacific and Middle

East.

In the five years ended December 31, 2019, our reserve

replacement, which included a decrease

of 2.0 billion
BOE from sales and purchases, was negative 34

percent, reflecting the impact of asset dispositions

and lower
prices during that period.

Our organic reserve replacement during the five years

ended December 31, 2019,
was 40

percent, reflecting development activities

as well as lower prices during that period.

Historically our reserve replacement has varied

considerably year to year contingent upon the timing

of major
projects which may have long lead times between

capital investment and production.

In the last several years,
more of our capital has been allocated to short cycle

time, onshore, unconventional plays.

Accordingly, we
believe our recent success in replacing reserves can

be viewed on a trailing three-year basis.

In the three years ended December 31, 2019, our reserve

replacement was 23 percent, reflecting the impact

of
asset dispositions during that period.

Our organic reserve replacement during the three years

ended December
31, 2019, which excludes a decrease of 1.8 billion

BOE related to sales and purchases, was 143 percent,
reflecting reserve additions from development activities.

Reserve replacement represents the net change in

proved reserves, net of production, divided

by our current
year production, as shown in our supplemental reserve

table disclosures. For additional information about

our
2020 capital budget, see the “2020 Capital Budget”

section within “Capital Resources and Liquidity”

and for
additional information on proved reserves, including

both developed and undeveloped reserves, see the

“Oil
and Gas Operations” section of this report.

As discussed in the “Critical Accounting Estimates”

section, engineering estimates of proved

reserves are
imprecise; therefore, each year reserves may be revised

upward or downward due to the impact of changes

in
commodity prices or as more technical data becomes

available on reservoirs.

We have reported revisions as
increases to reserves in the current period, however

in prior periods,

reported revisions as decreases to
reserves. It is not possible to reliably predict

how revisions will impact reserve quantities

in the future.

Investing Activities
Proceeds from asset sales in 2019 were $3.0 billion.

We

completed the sale of two ConocoPhillips U.K.
subsidiaries to Chrysaor E&P Limited for $2.2

billion.

We also completed the sale of several assets including
our 30 percent interest in the Greater Sunrise Fields

for $350 million and received $106 million

of contingent
payments from Cenovus Energy.

In the fourth quarter of 2019, we entered into an

agreement to sell the subsidiaries that hold

our Australia-West
assets and operations to Santos for $1.39 billion,

plus customary adjustments.

In addition, we will receive a
payment of $75 million upon final investment

decision of the Barossa development project.

Also in the fourth

quarter of 2019, we signed an agreement to sell

our interests in the Niobrara shale play

for $380 million, plus
customary adjustments,

and overriding royalty interests in certain

future wells.

Both transactions are subject to
regulatory approval and other conditions precedent

and expected to close in the first quarter of 2020.

Investing activities in 2019 also included net purchases

of $2.9 billion of investments in short-term

and long-
term financial instruments. These investments include

time deposits, commercial paper as well as debt
securities classified as available for sale.

The investment in short-term instruments

was $2.8 billion, the
remaining $0.1 billion was invested in long-term

debt securities.

For additional information, see Note 14–
Derivative and Financial Instruments.

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

We also completed the sale of
a ConocoPhillips subsidiary to BP and received

$253 million net proceeds.

The subsidiary held 16.5 percent
of our 24 percent interest in the BP-operated

Clair Field in the U.K.

During 2018, we received $95 million of
contingent payments from Cenovus Energy.

For additional information on our dispositions,

see Note 5—Asset Acquisitions and Dispositions

in the Notes
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

We had no direct outstanding borrowings or letters of credit under the revolving credit facility at December 31, 2019 and December

31, 2018.

Since we had no commercial paper outstanding
and had issued no letters of credit, we had access to

$6.0 billion in borrowing capacity under our revolving
credit facility at December 31, 2019.

Our current long-term debt ratings remained

unchanged in 2019 and are as follows:

Fitch - “A” with a “stable”
outlook; Moody’s Investors Services - “A3” with a “stable” outlook; and

Standard & Poor’s - “A” with a
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

of credit as collateral.

At December 31, 2019 and 2018, we had direct

bank letters of credit of $277 million
and $323 million, respectively, which secured performance obligations related to various purchase
commitments incident to the ordinary conduct of business.

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

Our debt balance at December 31, 2019, was $14,895

million, a decrease of $73 million from the balance

at
December 31, 2018.

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
to $0.42 per share.

The dividend was paid on December 2, 2019, to

stockholders of record at the close of
business on October 17, 2019.

In February 2020, we announced a quarterly dividend

of $0.42 per share,
payable March 2, 2020, to stockholders of record

at the close of business on February 14, 2020.

In late 2016, we initiated our current share repurchase

program.

As of December 31, 2019, we had announced
a total authorization to repurchase $15 billion

of our common stock.

We repurchased $3 billion in 2017, $3
billion in 2018 and $3.5 billion in 2019.

Of the remaining authorization, we expect to

repurchase $3 billion in
2020.

In February 2020, we announced that the

Board of Directors approved an increase to

our authorization
from $15 billion to $25 billion, to support our

plan for future share repurchases.

Whether we undertake these
additional repurchases is ultimately subject to numerous

considerations, market conditions and other factors.

See Risk Factors -“Our ability to declare and pay

dividends and repurchase shares is subject to certain
considerations.”

Since our share repurchase program began

in November 2016, we have repurchased 169
million shares at a cost of $9.6 billion through

December 31, 2019.

Contractual Obligations
The table below summarizes our aggregate contractual

fixed and variable obligations as of December

31, 2019:
Millions of Dollars
Payments Due by Period

Up to 1
Years Years After
Total

Year
2–3 4–5 5 Years
Debt obligations (a) $ 14,175 18 1,018 605 12,534
Finance lease obligations (b) 720 87 157 141 335
Total debt 14,895 105 1,175 746 12,869
Interest on debt 11,339 856 1,671 1,603 7,209
Operating lease obligations (c) 1,050 379 377 145 149
Purchase obligations (d) 8,671 3,237 1,745 1,327 2,362
Other long-term liabilities
Pension and postretirement benefit
contributions (e) 1,375 440 540 395 -
Asset retirement obligations (f) 6,206 997 282 309 4,618
Accrued environmental costs (g) 171 28 33 21 89
Unrecognized tax benefits (h) 82 82 (h) (h) (h)
Total $ 43,789 6,124 5,823 4,546 27,296

(a)

Includes $204 million of net unamortized premiums,

discounts and debt issuance costs.

See Note 11—
Debt, in the Notes to Consolidated Financial Statements,

for additional information.

(b)

See Note 17—Non-Mineral Leases, in the Notes to

Consolidated Financial Statements, for

additional
information.

(c)

Includes $31 million of short-term leases that

are not recorded on our consolidated balance

sheet.

See
Note 17—Non-Mineral Leases, in the Notes to

Consolidated Financial Statements, for

additional
information.

(d)

Represents any agreement to purchase goods

or services that is enforceable and legally binding

and that
specifies all significant terms, presented on an undiscounted basis.

Does not include purchase
commitments for jointly owned fields and facilities

where we are not the operator.

The majority of the purchase obligations are market-based

contracts related to our commodity business.

Product purchase commitments with third parties

totaled $2,426 million.

Purchase obligations of $5,111 million are related to agreements to access and utilize the capacity of
third-party equipment and facilities, including

pipelines and LNG and product terminals, to

transport,
process, treat and store commodities.

The remainder is primarily our net share of purchase
commitments for materials and services for jointly

owned fields and facilities where we are the

operator.

(e)

Represents contributions to qualified and nonqualified

pension and postretirement benefit plans

for the
years 2020 through 2024.

For additional information related to expected

benefit payments subsequent to
2024, see Note 18—Employee Benefit Plans,

in the Notes to Consolidated Financial

Statements.

(f)

Represents estimated discounted costs to retire

and remove long-lived assets at the end of their
operations.

(g)

Represents estimated costs for accrued environmental

expenditures presented on a discounted basis

for
costs acquired in various business combinations

and an undiscounted basis for all other accrued
environmental costs.

(h)

Excludes unrecognized tax benefits of $1,095

million because the ultimate disposition and timing

of any
payments to be made with regard to such amounts

are not reasonably estimable.

Although unrecognized
tax benefits are not a contractual obligation,

they are presented in this table because they

represent
potential demands on our liquidity.

Capital Expenditures and Investments
Millions of Dollars
2019 2018 2017
Alaska
$
1,513 1,298 815
Lower 48 3,394 3,184 2,136
Canada 368 477 202
Europe and North Africa 708 877 872
Asia Pacific and Middle East 584 718 482
Other International 8 6 21
Corporate and Other 61 190 63
Capital Program $ 6,636 6,750 4,591

Our capital expenditures and investments

for the three-year period ended December 31,

2019, totaled $18.0
billion.

The 2019 expenditures supported key exploration

and developments, primarily:

●

Development, appraisal and exploration activities

in the Lower 48, including Eagle Ford, Permian
Unconventional, and Bakken.

●

Appraisal and development activities

in Alaska related to the Western North Slope; development
activities in the Greater Kuparuk Area and the

Greater Prudhoe Area; leasehold acquisition

in the
Greater Kuparuk Area.

●

Development activities across assets in Norway, as well as for assets in the U.K. that recently have
been sold.

●

Optimization of oil sands development and appraisal

activities in liquids-rich plays in Canada.

●

Signature bonus for Indonesia Corridor Block

production sharing contract, as well as continued
development in China, Malaysia, Australia, and

Indonesia.

2020 CAPITAL BUDGET

In February 2020, we announced 2020 operating

plan capital of $6.5 billion to $6.7 billion.

The plan includes
funding for ongoing development drilling

programs, major projects, exploration and appraisal

activities, as
well as base maintenance.

Capital spend is expected to be higher in the first

quarter largely from winter
construction and exploration and appraisal drilling

in Alaska.

This guidance does not include capital for
acquisitions.

For information on PUDs and the associated costs

to develop these reserves, see the “Oil and

Gas Operations”
section in this report.

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

For information on other contingencies, see

“Critical Accounting
Estimates” and Note 13—Contingencies and

Commitments, in the Notes to Consolidated

Financial Statements.

Legal and Tax Matters
We are subject to various lawsuits and claims including but not limited to matters involving oil and gas royalty
and severance tax payments, gas measurement and

valuation methods, contract disputes,

environmental
damages, climate change, personal injury, and property damage.

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
among others, the:

●

U.S. Federal Clean Air Act, which governs

air emissions.
●

U.S. Federal Clean Water Act, which governs discharges to water bodies.
●

European Union Regulation for Registration, Evaluation,

Authorization and Restriction of Chemicals
(REACH).
●

U.S. Federal Comprehensive Environmental

Response, Compensation and Liability Act

(CERCLA or
Superfund), which imposes liability on generators,

transporters and arrangers of hazardous substances
at sites where hazardous substance releases have

occurred or are threatening to occur.
●

U.S. Federal Resource Conservation and Recovery

Act (RCRA), which governs the treatment,

storage
and disposal of solid waste.
●

U.S. Federal Oil Pollution Act of 1990 (OPA90), under which owners and operators of onshore
facilities and pipelines, lessees or permittees

of an area in which an offshore facility is located, and
owners and operators of vessels are liable for

removal costs and damages that result from

a discharge
of oil into navigable waters of the U.S.
●

U.S. Federal Emergency Planning and Community Right-to-Know

Act (EPCRA), which requires
facilities to report toxic chemical inventories

with local emergency planning committees and response
departments.

●

U.S. Federal Safe Drinking Water Act, which governs the disposal of wastewater in underground
injection wells.
●

U.S. Department of the Interior regulations, which

relate to offshore oil and gas operations in U.S.
waters and impose liability for the cost of pollution

cleanup resulting from operations, as well as
potential liability for pollution damages.
●

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

in the
U.S. and in other countries in which we operate.

Notable areas of potential impacts include air emission
compliance and remediation obligations in

the U.S. and Canada.

An example is the use of hydraulic fracturing,

an essential completion technique that facilitates

production of
oil and natural gas otherwise trapped in lower

permeability rock formations.

A range of local, state, federal or
national laws and regulations currently govern

hydraulic fracturing operations, with hydraulic

fracturing
currently prohibited in some jurisdictions.

Although hydraulic fracturing has been conducted

for many
decades, a number of new laws, regulations

and permitting requirements are under consideration

by various
state environmental agencies, and others which

could result in increased costs, operating restrictions,
operational delays and/or limit the ability

to develop oil and natural gas resources.

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

As of
December 31, 2019, there were 15 sites around

the U.S. in which we were identified as a potentially
responsible party under CERCLA and comparable

state laws.

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
condition.

Expensed environmental costs were $511 million in 2019 and are expected to be about $545 million per year
in 2020 and 2021.

Capitalized environmental costs were $194 million

in 2019 and are expected to be about
$225 million per year in 2020 and 2021.

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

At December 31, 2019, our balance sheet included

total accrued environmental costs of

$171 million,
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

●

European Emissions Trading Scheme (ETS), the program through which many of the EU member
states are implementing the Kyoto Protocol.

Our cost of compliance with the EU ETS in 2019

was
approximately $8 million before-tax.
●

The Alberta Carbon Competitiveness Incentive

Regulation (CCIR) requires any existing facility

with
emissions equal to or greater than 100,000 metric

tonnes of carbon dioxide, or equivalent,

per year to
meet an industry benchmark intensity.

The total cost of these regulations in 2019

was approximately
$4 million.
●

The U.S. Supreme Court decision in Massachusetts

v. EPA,

549 U.S. 497, 127 S.Ct. 1438 (2007),
confirmed that the EPA has the authority to regulate carbon dioxide as an “air pollutant”

under the
Federal Clean Air Act.
●

The U.S. EPA’s

announcement on March 29, 2010 (published

as “Interpretation of Regulations that
Determine Pollutants Covered by Clean Air Act

Permitting Programs,” 75 Fed. Reg. 17004 (April

2,
2010)), and the EPA’s

and U.S. Department of Transportation’s joint promulgation of a Final Rule on
April 1, 2010, that triggers regulation of GHGs

under the Clean Air Act, may trigger

more climate-
based claims for damages, and may result in longer

agency review time for development projects.

●

The U.S. EPA’s

announcement on January 14, 2015, outlining

a series of steps it plans to take to
address methane and smog-forming volatile organic compound

emissions from the oil and gas
industry.

The former U.S. administration established

a goal of reducing the 2012 levels in methane
emissions from the oil and gas industry by 40

to 45 percent by 2025.
●

Carbon taxes in certain jurisdictions.

Our cost of compliance with Norwegian carbon

tax legislation
in 2019 was approximately $30 million (net

share before-tax).

We also incur a carbon tax for
emissions from fossil fuel combustion in our

British Columbia and Alberta Operations

totaling just
over $0.8 million (net share before-tax).
●

The agreement reached in Paris in December 2015

at the 21
st

Conference of the Parties to the United
Nations Framework on Climate Change, setting

out a new process for achieving global

emission
reductions.

While the U.S. announced its intention

to withdraw from the Paris Agreement, there

is no
guarantee that the commitments made by the

U.S. will not be implemented, in whole or

in part, by
U.S. state and local governments or by major corporations

headquartered in the U.S.

In the U.S., some additional form of regulation

may be forthcoming in the future at the

federal and state levels
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

including
but not limited to:

●

Whether and to what extent legislation or

regulation is enacted.
●

The timing of the introduction of such legislation

or regulation.

●

The nature of the legislation (such as a cap and

trade system or a tax on emissions) or

regulation.
●

The price placed on GHG emissions (either

by the market or through a tax).
●

The GHG reductions required.

●

The price and availability of offsets.
●

The amount and allocation of allowances.
●

Technological and scientific developments leading to new products or services.
●

Any potential significant physical effects of climate

change (such as increased severe weather events,
changes in sea levels and changes in temperature).

●

Whether, and the extent to which, increased compliance costs are ultimately reflected in the prices of
our products and services.

The company has responded by putting in place

a Sustainable Development Risk Management Standard
covering the assessment and registering of significant

and high sustainable development risks based

on their
consequence and likelihood of occurrence.

We have developed a company-wide Climate Change Action Plan
with the goal of tracking mitigation activities

for each climate-related risk included in the corporate
Sustainable Development Risk Register.

The risks addressed in our Climate Change Action

Plan fall into four broad categories:

●

GHG-related legislation and regulation.
●

GHG emissions management.
●

Physical climate-related impacts.
●

Climate-related disclosure and reporting.

Emissions are categorized into different scopes.

Scope 1 and Scope 2 GHG emissions

help us understand
climate transition risk.

Scope 1 emissions are direct GHG emissions from sources

that we own or control.

Scope 2 emissions are GHG emissions from

the generation of purchased electricity or

steam that we consume.

Our corporate authorization process requires all

qualifying projects to run a GHG pricing

sensitivity using a
corporate price of $40 per tonne of carbon

dioxide equivalent, plus annual inflation, for

all Scope 1 and Scope
2 GHG emissions produced in 2024 and later.

Projects in jurisdictions with existing GHG pricing

regimes
must incorporate that existing GHG price and its

forecast into their base case economics.

Where the existing
GHG price is below the corporate price, the

$40 per tonne of carbon dioxide equivalent

sensitivity must also be
run from 2024 onward.

Thus, both existing and emerging regulatory requirements

are considered in our
decision-making.

The company does not use an estimated market

cost of GHG emissions when assessing
reserves in jurisdictions without existing GHG regulations.

In December 2018, we became a founding member

of the CLC, an international policy institute

founded in
collaboration with business and environmental

interests to develop a carbon dividend plan.

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

Oakland to the
U.S. Court of Appeals for the Ninth Circuit.

Lawsuits filed in Maryland and Rhode Island

are proceeding in
state court while rulings in those matters, on the

issue of whether the matters should proceed

in state or federal
court, are on appeal to the U.S. Court of Appeals

for the Fourth Circuit and First Circuit,

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in

conformity with GAAP requires management

to select appropriate
accounting policies and to make estimates

and assumptions that affect the reported amounts of assets,
liabilities, revenues and expenses.

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
annually.

We believe the following discussions of critical accounting estimates, along with the discussion of
deferred tax asset valuation allowances in this

report, address all important accounting

areas where the nature
of accounting estimates or assumptions is material

due to the levels of subjectivity and judgment necessary

to
account for highly uncertain matters or the

susceptibility of such matters to change.

Oil and Gas Accounting

Accounting for oil and gas exploratory activity

is subject to special accounting rules unique

to the oil and gas
industry.

The acquisition of geological and geophysical

seismic information, prior to the discovery

of proved
reserves, is expensed as incurred, similar to

accounting for research and development

costs.

However,
leasehold acquisition costs and exploratory well

costs are capitalized on the balance sheet

pending
determination of whether proved oil and gas reserves

have been recognized.

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
prospectively.

At year-end 2019, the remaining $3.5 billion of net capitalized unproved property costs consisted primarily

of
individually significant leaseholds, mineral rights

held in perpetuity by title ownership, exploratory

wells
currently being drilled, suspended exploratory

wells, and capitalized interest.

Of this amount, approximately
$2.1 billion is concentrated in 10 major development

areas, the majority of which are not expected to

move to
proved properties in 2020,

and $0.6 billion is held for sale.

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

At year-end 2019,

total suspended well costs were $1,020 million,

compared with $856 million at year-end
2018.

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

Our proved reserves include estimated quantities

related to PSCs, reported under the “economic interest”
method, as well as variable-royalty regimes,

and are subject to fluctuations in commodity

prices; recoverable
operating expenses; and capital costs.

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

At year-end 2019, the net book value of productive PP&E
subject to a unit-of-production calculation was

approximately $35 billion and the DD&A recorded

on these
assets in 2019 was approximately $5.8 billion.

The estimated proved developed reserves for

our consolidated
operations were 3.3 billion BOE at the end

of 2018 and 3.2

billion BOE at the end of 2019.

If the estimates of
proved reserves used in the unit-of-production

calculations had been lower by 10 percent

across all
calculations, before-tax DD&A in 2019

would have increased by an estimated $642

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

value.

Individual assets
are grouped for impairment purposes based on a

judgmental assessment of the lowest level

for which there are
identifiable cash flows that are largely independent of the

cash flows of other groups of assets—generally on

a
field-by-field basis for E&P assets.

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

For Employee Retirement Income Security Act-
governed pension plans, the actuary exercises fiduciary

care on behalf of plan participants in the

determination
of the judgmental assumptions used in determining

required company contributions into the

plans.

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

A
100 basis-point decrease in the discount rate assumption

would increase projected benefit obligations

by
$1,000 million.

Benefit expense is sensitive to the discount rate

and return on plan assets assumptions.

A
100 basis-point decrease in the discount rate assumption

would increase annual benefit expense by
$100 million, while a 100 basis-point decrease

in the return on plan assets assumption

would increase annual
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

In the event there is a significant reduction in the

expected
years of future service of present employees or the

elimination of the accrual of defined benefits

for some or all
of their future services for a significant number

of employees, we could recognize a curtailment

gain or loss.

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
Resources and Liquidity” and Note 13—Contingencies

and Commitments.

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

In addition, we based many of these forward-
looking statements on assumptions about future events

that may prove to be inaccurate.

Accordingly, our
actual outcomes and results may differ materially from

what we have expressed or forecast in the forward-
looking statements.

Any differences could result from a variety of factors,

including, but not limited to, the
following:

●

Fluctuations in crude oil, bitumen, natural gas,

LNG and NGLs prices, including a prolonged

decline
in these prices relative to historical or future

expected levels.
●

The impact of significant declines in prices for

crude oil, bitumen, natural gas, LNG and NGLs,

which
may result in recognition of impairment costs

on our long-lived assets, leaseholds and
nonconsolidated equity investments.
●

Potential failures or delays in achieving expected

reserve or production levels from existing

and future
oil and gas developments, including due to operating

hazards, drilling risks and the inherent
uncertainties in predicting reserves and reservoir

performance.
●

Reductions in reserves

replacement rates, whether as a result

of the significant declines in commodity
prices or otherwise.
●

Unsuccessful exploratory drilling activities

or the inability to obtain access to exploratory acreage.
●

Unexpected changes in costs or technical requirements

for constructing, modifying or operating E&P
facilities.
●

Legislative and regulatory initiatives

addressing environmental concerns, including initiatives
addressing the impact of global climate change or further

regulating hydraulic fracturing, methane
emissions, flaring or water disposal.
●

Lack of, or disruptions in, adequate and reliable

transportation for our crude oil, bitumen, natural

gas,
LNG and NGLs.
●

Inability to timely obtain or maintain permits,

including those necessary for construction, drilling
and/or development, or inability to make capital

expenditures required to maintain compliance

with
any necessary permits or applicable laws or regulations.
●

Failure to complete definitive agreements and feasibility

studies for, and to complete construction of,
announced and future exploration and production

and LNG development in a timely manner

(if at all)
or on budget.
●

Potential disruption or interruption of our operations

due to accidents, extraordinary weather

events,
civil unrest, political events, war, global health epidemics, terrorism,

cyber attacks, and information
technology failures, constraints or disruptions.
●

Changes in international monetary conditions and

foreign currency exchange rate fluctuations.

●

Changes in international trade relationships,

including the imposition of trade restrictions

or tariffs
relating to crude oil, bitumen, natural gas,

LNG, NGLs and any materials or products (such

as
aluminum and steel) used in the operation of our

business.
●

Substantial investment in and development use

of, competing or alternative energy sources, including
as a result of existing or future environmental

rules and regulations.
●

Liability for remedial actions, including removal

and reclamation obligations, under existing

or future
environmental regulations and litigation.
●

Significant operational or investment changes imposed

by existing or future environmental

statutes
and regulations, including international agreements

and national or regional legislation and regulatory
measures to limit or reduce GHG emissions.
●

Liability resulting from litigation or our failure

to comply with applicable laws and regulations.

●

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
●

Volatility

in the commodity futures markets.
●

Changes in tax and other laws, regulations (including

alternative energy mandates), or royalty rules
applicable to our business, including changes

resulting from the implementation and interpretation

of
the Tax Cuts and Jobs Act.
●

Competition and consolidation in the oil and gas

E&P industry.
●

Any limitations on our access to capital or increase

in our cost of capital, including as a result

of
illiquidity or uncertainty in domestic or international

financial markets.
●

Our inability to execute, or delays in the completion,

of any asset dispositions or acquisitions

we elect
to pursue.

●

Potential failure to obtain, or delays in obtaining,

any necessary regulatory approvals for

asset
dispositions or acquisitions, or that such approvals

may require modification to the terms of the
transactions or the operation of our remaining business.
●

Potential disruption of our operations as a result

of asset dispositions or acquisitions, including

the
diversion

of management time and attention.
●

Our inability to deploy the net proceeds from any

asset dispositions we undertake in the manner

and
timeframe we currently anticipate, if at all.
●

Our inability to liquidate the common stock issued

to us by Cenovus Energy as part of our sale of
certain assets in western Canada at prices we deem

acceptable, or at all.
●

The operation and financing of our joint ventures.
●

The ability of our customers and other contractual

counterparties to satisfy their obligations to

us,
including our ability to collect payments

when due from the government of Venezuela or PDVSA.

●

Our inability to realize anticipated cost savings

and expenditure reductions.
●

The factors generally described in Item 1A—Risk

Factors in this 2019 Annual Report on Form 10-K
and any additional risks described in our other filings

with the SEC.

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

●

Meet customer needs.

Consistent with our policy to generally

remain exposed to market prices, we
use swap contracts to convert fixed-price sales

contracts, which are often requested by natural

gas
consumers, to floating market prices.
●

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
balance sheet at December 31, 2019,

as derivative instruments.

Using Monte Carlo simulation, a 95 percent
confidence level and a one-day holding period, the

VaR

for those instruments issued or held for

trading
purposes or held for purposes other than trading

at December 31, 2019 and 2018,

was immaterial to our
consolidated cash flows and net income attributable

to ConocoPhillips.

Interest Rate Risk
The following table provides information

about our debt instruments that are sensitive to

changes in U.S.
interest rates.

The table presents

principal cash flows and related weighted-average

interest rates by expected
maturity dates.

Weighted-average variable rates are based on effective rates at the reporting date.

The
carrying amount of our floating-rate debt approximates

its fair value.

The fair value of the fixed-rate debt is
measured using prices available from a pricing

service that is corroborated by market

data.

Millions of Dollars Except as Indicated
Debt
Fixed Average Floating Average
Rate Interest Rate Interest
Expected Maturity Date
Maturity Rate Maturity

Rate
Year

-End 2019
2020 $ - - % $ - - %
2021 140 6.24 - -
2022 343 2.54 500 2.81
2023 106 7.20 - -
2024 456 3.52 - -
Remaining years 12,143 6.25 283 1.65
Total $ 13,188 $ 783
Fair value $ 17,325 $ 783
Year

-End 2018
2019 $ 17 - % $ - - %
2020 - - - -
2021 123 9.13 - -
2022 343 2.54 500 3.52
2023 106 7.20 - -
Remaining years 12,599 6.16 283 1.78
Total $ 13,188 $ 783
Fair value $ 15,364 $ 783

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

At December 31, 2019 and 2018, we held foreign

currency exchange forwards hedging cross-border
commercial activity and foreign currency exchange

swaps and options for purposes of mitigating

our cash-
related exposures.

Although these forwards, swaps and options

hedge exposures to fluctuations in exchange
rates, we elected not to utilize hedge accounting.

As a result, the change in the fair value of these foreign
currency exchange derivatives is recorded directly

in earnings.

At December 31, 2019,

we had outstanding foreign currency exchange

forward contracts to sell $1.35 billion
CAD at $0.748 CAD against the U.S. dollar.

At December 31, 2018, we had outstanding foreign

currency
zero-cost collars buying the right to sell $1.25 billion

CAD at $0.707

CAD and selling the right to buy $1.25
billion CAD at $0.842 CAD against the U.S. dollar.

Based on the assumed volatility in the fair value
calculation, the net fair value of these foreign currency

contracts at December 31, 2019 and

December 31,
2018, was a before-tax loss of $28 million and a before-tax

gain of $6

million, respectively.

Based on an
adverse hypothetical 10 percent change in the

December 2019 and December 2018 exchange rate, this

would
result in an additional before-tax loss of $115 million and $17 million,

respectively.

The sensitivity analysis is
based on changing one assumption while holding

all other assumptions constant, which in practice

may be
unlikely to occur, as changes in some of the assumptions may be correlated.

The gross notional and fair value of these positions

at December 31, 2019 and 2018, were as follows:

In Millions
Foreign Currency Exchange Derivatives Notional* Fair Value**
2019 2018 2019 2018
Sell U.S. dollar, buy British pound USD - 805 - (5)
Sell Canadian dollar, buy U.S. dollar CAD 1,350 1,250 (28) 6
Buy Canadian dollar, sell U.S. dollar CAD 13 8 - -
Sell British pound, buy Norwegian krone GBP - 9 - -
Sell British pound, buy euro GBP - 12 - -
Buy British pound, sell euro GBP 4 - - -

*Denominated in USD, CAD and GBP.
**Denominated in USD.
For additional information about our use of derivative

instruments, see Note 14—Derivative and Financial
Instruments, in the Notes to Consolidated Financial

Statements.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY

DATA

  CONOCOPHILLIPS

INDEX TO FINANCIAL STATEMENTS
Page
Report of Management ............................................................................................................................

76
Reports of Independent Registered Public Accounting

Firm .................................................................

77
Consolidated Income Statement for the years ended

December 31, 2019,

2018 and 2017

....................

81
Consolidated Statement of Comprehensive Income

for the years ended

December 31, 2019, 2018 and 2017

..................................................................................................

82
Consolidated Balance Sheet at December 31, 2019

and 2018

................................................................

83
Consolidated Statement of Cash Flows for the years

ended December 31, 2019,

2018 and 2017

.........

84
Consolidated Statement of Changes in Equity for

the years ended
December 31, 2019, 2018 and 2017

..................................................................................................

85
Notes to Consolidated Financial Statements

............................................................................................

86
Supplementary Information
Oil and Gas Operations

..............................................................................................................

150
Selected Quarterly Financial Data

..............................................................................................

178
Condensed Consolidating Financial Information

.......................................................................

179

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
December 31, 2019.

In making this assessment, it used the criteria

set forth by the Committee of Sponsoring
Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013)
.

Based on our
assessment, we believe the company’s internal control over financial reporting was effective as of
December 31, 2019.

Ernst & Young LLP has issued an audit report on the company’s internal control over financial reporting as of
December 31, 2019, and their report is included

herein.

/s/ Ryan M. Lance /s/ Don E. Wallette, Jr.
Ryan M. Lance

Don E. Wallette, Jr.
Chairman and
Chief Executive Officer

Executive Vice President and

Chief Financial Officer

February 18, 2020

Report of Independent Registered Public Accounting

Firm

To the Stockholders and the Board of Directors of ConocoPhillips

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ConocoPhillips

(the Company) as of
December 31, 2019 and 2018, the related consolidated

income statement, consolidated statements

of
comprehensive income, changes in equity and

cash flows for each of the three years in

the period ended
December 31, 2019, and the related notes, condensed

consolidating financial information listed in

the Index at
Item 8, and financial statement schedule listed

in Item 15(a) (collectively referred to as the

“consolidated
financial statements”). In our opinion, the consolidated

financial statements present fairly, in all material
respects, the financial position of the Company

at December 31, 2019 and 2018, and the

results of its
operations and its cash flows for each of the three

years in the period ended December 31, 2019,

in conformity
with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting

Oversight Board
(United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019,
based on criteria established in Internal Control–Integrated

Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2020,
expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility

of the Company’s management. Our responsibility is to
express an opinion on the Company’s financial statements based on our audits.

We are a public accounting
firm registered with the PCAOB and are required

to be independent with respect to the Company

in
accordance with the U.S. federal securities

laws and the applicable rules and regulations of

the Securities and
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

Critical Audit Matters
The critical audit matters communicated below are

matters arising from the current period

audit of the
consolidated financial statements that were communicated

or required to be communicated to the Audit

and
Finance Committee and that: (1) relate to

accounts or disclosures that are material to

the consolidated financial
statements and (2) involved our especially challenging,

subjective or complex judgments. The communication
of critical audit matters does not alter in any

way our opinion on the consolidated financial

statements, taken as
a whole, and we are not, by communicating the

critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures

to which they relate.

Accounting for asset retirement obligations

for certain offshore properties
Description of
the Matter
At December 31, 2019, the asset retirement

obligation (“ARO”) balance totaled $6.2
billion. As further described in Note 10, the Company

records AROs in the period in
which they are incurred, typically when the asset

is installed at the production location.
The estimation of obligations related to certain

offshore assets requires significant
judgment given the magnitude of these removal

costs and higher estimation uncertainty
related to the removal plan and costs. Furthermore,

given certain of these assets are
nearing the end of their operations, the impact

of changes in these AROs may result in

a
material impact to earnings given the relatively

short remaining useful lives of the assets.
Auditing the Company’s AROs for the obligations identified above is complex

and
highly judgmental due to the significant estimation

required by management in
determining the obligations. In particular, the estimates were sensitive to significant
subjective assumptions such as removal cost estimates

and end of field life, which are
affected by expectations about future market or economic

conditions.
How We
Addressed the
Matter in Our
Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over its ARO estimation process, including management’s review of the significant assumptions that have a material effect
on the determination of the obligations. We also tested management’s controls over the completeness and accuracy of the financial

data used in the valuation.
To test the AROs for the obligations identified above, our audit procedures included, among others, assessing the significant assumptions

and inputs used in the valuation,
including removal cost estimates and end of

field life assumptions. For example, we
evaluated removal cost estimates by comparing

to settlements and recent removal
activities and costs. We also compared end of field life assumptions to production forecasts.

We involved our internal specialists in testing the underlying removal cost estimates.
Depreciation, depletion and amortization of

proved oil and gas properties
Description of
the Matter
At December 31, 2019, the net book value of

the Company’s properties, plants and
equipment was $42.3 billion, and depreciation,

depletion and amortization (DD&A)
expense was $6.1 billion for the year then ended.

As described in Note 1, DD&A of
properties, plants and equipment on producing

hydrocarbon properties and certain
pipeline and LNG assets (those which are expected

to have a declining utilization
pattern) are determined by the unit-of-production method

based on proved oil and gas
reserves, as estimated by the Company’s internal reservoir engineers. Proved oil and gas
reserve estimates are based on geological and engineering

assessments of in-place
hydrocarbon volumes, the production plan, historical

extraction recovery and processing
yield factors, installed plant operating capacity

and approved operating limits. Significant
judgment is required by the Company’s internal reservoir engineers in evaluating
geological and engineering data when estimating

proved oil and gas reserves. Estimating
reserves also requires the selection of inputs, including

oil and gas price assumptions,
future operating and capital costs assumptions

and tax rates by jurisdiction, among
others. Because of the complexity involved in

estimating oil and gas reserves,
management also used a third-party petroleum

engineering firm to perform a review of
the processes and controls used by the Company’s internal reservoir engineers to
determine estimates of proved oil and gas reserves.

Auditing the Company’s DD&A calculation is complex because of the use of the work of
the internal reservoir engineers and third-party petroleum

engineering firm and the
evaluation of management’s determination of the inputs described above used by the
internal reservoir engineers in estimating

proved oil and gas reserves.

How We
Addressed the
Matter in Our
Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over its process to calculate DD&A, including management’s controls over the completeness and accuracy of the financial
data provided to the internal reservoir engineers

for use in estimating proved oil and gas
reserves.
Our audit procedures included, among others,

evaluating the professional qualifications
and objectivity of the Company’s internal reservoir engineers primarily responsible for
overseeing the preparation of the reserve estimates

and the third-party petroleum
engineering firm used to review the Company’s processes and controls.

In addition, in
assessing whether we can use the work of the internal

reservoir engineers, we evaluated
the completeness and accuracy of the financial data

and inputs described above used by
the internal reservoir engineers in estimating

proved oil and gas reserves by agreeing
them to source documentation and we identified

and evaluated corroborative and
contrary evidence. For proved undeveloped reserves,

we evaluated management’s
development plan for compliance with the SEC

rule that undrilled locations are
scheduled to be drilled within five years, unless

specific circumstances justify a longer
time, by assessing consistency of the development

projections with the Company’s drill
plan. We also tested the accuracy of the DD&A calculations, including comparing the proved oil and gas reserve amounts used in the

calculation to the Company’s reserve
report.

/s/ Ernst & Young LLP

We have served as ConocoPhillips’ auditor since 1949.

Houston, Texas
February 18, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders

and the Board of Directors of ConocoPhillips

Opinion on Internal Control over Financial Reporting
We have audited

ConocoPhillips’ internal control over financial reporting as of December 31,

2019, based on
criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations
of the Treadway Commission (2013 framework)

(the COSO criteria). In our opinion, ConocoPhillips (the Company)
maintained, in all material respects, effective internal

control over financial reporting as of December 31, 2019,
based on the COSO criteria.

We also have audited,

in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the consolidated balance sheets of the Company as of December

31, 2019 and 2018, the related
consolidated income statement, consolidated statements of comprehensive income, changes in equity and cash flows
for each of the three years in the period ended December 31, 2019, and the related notes,

condensed consolidating
financial information listed in the Index at Item 8, and financial statement schedule listed in Item 15(a) and our
report dated February 18, 2020, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible

for maintaining effective internal control over financial reporting

and
for its assessment of the effectiveness of internal control over financial reporting included under the heading
“Assessment of Internal Control Over Financial Reporting” in the accompanying

“Report of Management.” Our
responsibility is to express an opinion on the Company’s

internal control over financial reporting based on our audit.
We are a public

accounting firm registered with the PCAOB and are required to be independent with respect to the
Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the
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

/s/ Ernst & Young

LLP

Houston, Texas
February 18, 2020

Consolidated Income Statement ConocoPhillips
Years

Ended December 31
Millions of Dollars
2019 2018 2017
Revenues and Other Income
Sales and other operating revenues $
32,567
36,417
29,106
Equity in earnings of affiliates
779
1,074
772
Gain on dispositions
1,966
1,063
2,177
Other income

1,358
173
529
Total Revenues and

Other Income
36,670
38,727
32,584
Costs and Expenses
Purchased commodities
11,842
14,294
12,475
Production and operating expenses
5,322
5,213
5,162
Selling, general and administrative expenses
556
401
427
Exploration expenses
743
369
934
Depreciation, depletion and amortization
6,090
5,956
6,845
Impairments
405
27
6,601
Taxes other than income

taxes
953
1,048
809
Accretion on discounted liabilities
326
353
362
Interest and debt expense
778
735
1,098
Foreign currency transaction (gains) losses
66
(17)
35
Other expenses
65
375
451
Total Costs and Expenses
27,146
28,754
35,199
Income (loss) before income taxes
9,524
9,973
(2,615)
Income tax provision (benefit)
2,267
3,668
(1,822)
Net income (loss)
7,257
6,305
(793)
Less: net income attributable to noncontrolling interests
(68)
(48)
(62)
Net Income (Loss) Attributable to ConocoPhillips $
7,189
6,257
(855)
Net Income (Loss) Attributable to ConocoPhillips Per Share
of Common Stock (dollars)
Basic $
6.43
5.36
(0.70)
Diluted
6.40
5.32
(0.70)
Average Common

Shares Outstanding
(in thousands)
Basic
1,117,260
1,166,499
1,221,038
Diluted
1,123,536
1,175,538
1,221,038
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income ConocoPhillips
Years

Ended December 31
Millions of Dollars
2019 2018 2017
Net Income (Loss) $
7,257
6,305
(793)
Other comprehensive income (loss)
Defined benefit plans
Prior service credit (cost) arising during the period
-
(7)
2
Reclassification adjustment for amortization of prior
service credit included in net income (loss)
(35)
(40)
(38)
Net change
(35)
(47)
(36)
Net actuarial gain (loss) arising during the period
(55)
(150)
19
Reclassification adjustment for amortization of net
actuarial losses included in net income (loss)
146
279
247
Net change
91
129
266
Nonsponsored plans*
(3)
(1)
(2)
Income taxes on defined benefit plans
(2)
(42)
(81)
Defined benefit plans, net of tax
51
39
147
Unrealized holding loss on securities
-
-
(58)
Unrealized loss on securities, net of tax
-
-
(58)
Foreign currency translation adjustments
699
(645)
586
Income taxes on foreign currency translation adjustments
(4)
3
-
Foreign currency translation adjustments, net of tax
695
(642)
586
Other Comprehensive Income (Loss), Net of

Tax
746
(603)
675
Comprehensive Income (Loss)
8,003
5,702
(118)
Less: comprehensive income attributable to noncontrolling interests
(68)
(48)
(62)
Comprehensive Income (Loss) Attributable to ConocoPhillips $
7,935
5,654
(180)
*Plans for which ConocoPhillips is not the primary obligor
—
primarily those administered by equity affiliates.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

ConocoPhillips
At December 31 Millions of Dollars
2019 2018
Assets
Cash and cash equivalents $
5,088
5,915
Short-term investments
3,028
248
Accounts and notes receivable (net of allowance of $
13

million in 2019
and $
25

million in 2018)
3,267
3,920
Accounts and notes receivable—related parties
134
147
Investment in Cenovus Energy
2,111
1,462
Inventories
1,026
1,007
Prepaid expenses and other current assets
2,259
575
Total Current Assets
16,913
13,274
Investments and long-term receivables
8,687
9,329
Loans and advances—related parties
219
335
Net properties, plants and equipment (net of accumulated depreciation,

depletion
and amortization of $
55,477

million in 2019 and $
64,899

million in 2018)
42,269
45,698
Other assets
2,426
1,344
Total Assets $
70,514
69,980
Liabilities
Accounts payable $
3,176
3,863
Accounts payable—related parties
24
32
Short-term debt
105
112
Accrued income and other taxes
1,030
1,320
Employee benefit obligations
663
809
Other accruals
2,045
1,259
Total Current Liabilities
7,043
7,395
Long-term debt
14,790
14,856
Asset retirement obligations and accrued environmental costs
5,352
7,688
Deferred income taxes
4,634
5,021
Employee benefit obligations
1,781
1,764
Other liabilities and deferred credits
1,864
1,192
Total Liabilities
35,464
37,916
Equity
Common stock (
2,500,000,000

shares authorized at $
0.01

par value)
Issued (2019—
1,795,652,203

shares; 2018—
1,791,637,434

shares)
Par value
18
18
Capital in excess of par
46,983
46,879
Treasury stock (at cost: 2019—
710,783,814

shares; 2018—
653,288,213

shares)
(46,405)
(42,905)
Accumulated other comprehensive loss
(5,357)
(6,063)
Retained earnings
39,742
34,010
Total Common

Stockholders’ Equity
34,981
31,939
Noncontrolling interests
69
125
Total Equity
35,050
32,064
Total Liabilities and Equity $
70,514
69,980
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows ConocoPhillips
Years

Ended December 31
Millions of Dollars
2019 2018 2017
Cash Flows From Operating Activities
Net income (loss) $
7,257
6,305
(793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization
6,090
5,956
6,845
Impairments
405
27
6,601
Dry hole costs and leasehold impairments
421
95
566
Accretion on discounted liabilities
326
353
362
Deferred taxes
(444)
283
(3,681)
Undistributed equity earnings
594
152
(232)
Gain on dispositions
(1,966)
(1,063)
(2,177)
Other
(1,000)
191
(429)
Working

capital adjustments
Decrease (increase) in accounts and notes receivable
505
235
(886)
Decrease (increase) in inventories
(67)
86
(55)
Decrease (increase) in prepaid expenses and other current assets
37
(55)
69
Increase (decrease) in accounts payable
(378)
(52)
265
Increase (decrease) in taxes and other accruals
(676)
421
622
Net Cash Provided by Operating Activities
11,104
12,934
7,077
Cash Flows From Investing Activities
Capital expenditures and investments
(6,636)
(6,750)
(4,591)
Working

capital changes associated with investing activities
(103)
(68)
132
Proceeds from asset dispositions
3,012
1,082
13,860
Net sales (purchases) of investments
(2,910)
1,620
(1,790)
Collection of advances/loans—related parties
127
119
115
Other
(108)
154
36
Net Cash Provided by (Used in) Investing Activities
(6,618)
(3,843)
7,762
Cash Flows From Financing Activities
Repayment of debt
(80)
(4,995)
(7,876)
Issuance of company common stock
(30)
121
(63)
Repurchase of company common stock
(3,500)
(2,999)
(3,000)
Dividends paid
(1,500)
(1,363)
(1,305)
Other
(119)
(123)
(112)
Net Cash Used in Financing Activities
(5,229)
(9,359)
(12,356)
Effect of Exchange Rate Changes on Cash, Cash Equivalents

and Restricted Cash
(46)
(117)
232
Net Change in Cash, Cash Equivalents and Restricted Cash
(789)
(385)
2,715
Cash, cash equivalents and restricted cash at beginning of period
6,151
6,536
3,610
Cash, Cash Equivalents and Restricted Cash at End of Period $
5,362
6,151
6,325
Restricted cash of $
90

million and $
184

million are included in the “Prepaid expenses and other current assets” and “Other assets” lines, respectively, of our Consolidated Balance Sheet as of December 31, 2019.
Restricted cash totaling $
236

million is included in the “Other assets” line of our Consolidated

Balance Sheet as of December 31, 2018.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity

ConocoPhillips
Millions of Dollars
Attributable to ConocoPhillips
Common Stock
Par
Value
Capital in
Excess of
Par
Treasury
Stock
Accum. Other
Comprehensive
Income (Loss)
Retained
Earnings
Non-
Controlling
Interests Total
December 31, 2016 $
18
46,507
(36,906)
(6,193)
31,548
252
35,226
Net income (loss)
(855)
62
(793)
Other comprehensive income
675
675
Dividends paid ($ 1.06

per share of common stock)
(1,305)
(1,305)
Repurchase of company common stock
(3,000)
(3,000)
Distributions to noncontrolling interests and other
(120)
(120)
Distributed under benefit plans
115
115
Other
3
3
December 31, 2017 $
18
46,622
(39,906)
(5,518)
29,391
194
30,801
Net income
6,257
48
6,305
Other comprehensive loss
(603)
(603)
Dividends paid ($ 1.16

per share of common stock)
(1,363)
(1,363)
Repurchase of company common stock
(2,999)
(2,999)
Distributions to noncontrolling interests and other
(121)
(121)
Distributed under benefit plans
257
257
Changes in Accounting Principles*
58
(278)
(220)
Other
3
4
7
December 31, 2018 $
18
46,879
(42,905)
(6,063)
34,010
125
32,064
Net income
7,189
68
7,257
Other comprehensive income
746
746
Dividends paid ($ 1.34

per share of common stock)
(1,500)
(1,500)
Repurchase of company common stock
(3,500)
(3,500)
Distributions to noncontrolling interests and other
(128)
(128)
Distributed under benefit plans
104
104
Changes in Accounting Principles**
(40)
40
-
Other
3
4
7
December 31, 2019 $
18
46,983
(46,405)
(5,357)
39,742
69
35,050

*Cumulative effect of the adoption of ASC Topic 606, "Revenue from Contracts with Customers," and ASU No.

2016-01, "Recognition and

Measurement of Financial Assets and Liabilities," at January 1, 2018.
**See Note 2—Changes in Accounting Principles for additional information.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements ConocoPhillips
Note 1—Accounting Policies
■

Consolidation Principles and Investments
—Our consolidated financial statements

include the accounts
of majority-owned, controlled subsidiaries

and variable interest entities where we are the primary
beneficiary.

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

Disclosures and Related Information.

■

Foreign Currency Translation
—Adjustments resulting from the process of translating

foreign
functional currency financial statements into

U.S. dollars are included in accumulated other
comprehensive loss in common stockholders’ equity.

Foreign currency transaction gains and losses

are
included in current earnings.

Some of our foreign operations use their local currency

as the functional
currency.
■

Use of Estimates
—The preparation of financial statements

in conformity with accounting principles
generally accepted in the U.S. requires management

to make estimates and assumptions that

affect the
reported amounts of assets, liabilities,

revenues and expenses, and the disclosures of contingent

assets and
liabilities.

Actual results could differ from these estimates.
■

Revenue Recognition
—Revenues associated with the sales of crude

oil, bitumen, natural gas, LNG,
NGLs and other items are recognized at the point

in time when the customer obtains control

of the asset.

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
■

Shipping and Handling Costs —We typically incur shipping and handling costs prior to control transferring to the customer and account for these

activities as fulfillment costs.

Accordingly, we include
shipping and handling costs in production and operating

expenses for production activities.

Transportation costs related to marketing activities are recorded in purchased commodities.

Freight costs
billed to customers are treated as a component of the

transaction price and recorded as a component

of
revenue when the customer obtains control.

■

Cash Equivalents
—Cash equivalents are highly liquid, short-term

investments that are readily
convertible to known amounts of cash and have

original maturities of 90 days or less from

their date of
purchase.

They are carried at cost plus accrued interest,

which approximates fair value.

■

Short-Term Investments
—Short-term investments include investments

in bank time deposits and
marketable securities (commercial paper and government

obligations) which are carried at cost plus
accrued interest and have original maturities

of greater than 90 days but within one year or when

the
remaining maturities are within one year.

We also invest in financial instruments classified as available for sale debt securities which are carried at fair

value. Those instruments are included in short-term
investments when they have remaining maturities

within one year as of the balance sheet date.

■

Long-Term Investments in Debt Securities
—Long-term investments in debt securities

includes
financial instruments classified as available for sale

debt securities with remaining maturities

greater than
one year as of the balance sheet date.

They are carried at fair value and presented

within the “Investments
and long-term receivables” line of our consolidated

balance sheet.

■

Inventories
—We have several valuation methods for our various types of inventories and consistently
use the following methods for each type of inventory.

The majority of our commodity-related inventories
are recorded at cost using the LIFO basis.

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
FIFO method, consistent with industry practice.
■

Fair Value Measurements
—Assets and liabilities measured at fair value

and required to be categorized
within the fair value hierarchy are categorized into

one of three different levels depending on the
observability of the inputs employed in the measurement.

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
■

Derivative Instruments
—Derivative instruments are recorded on the balance

sheet at fair value.

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

■

Oil and Gas Exploration and Development
—Oil and gas exploration and development

costs are
accounted for using the successful efforts method of

accounting.
Property Acquisition Costs
—Oil and gas leasehold acquisition costs are

capitalized and included in
the balance sheet caption PP&E.

Leasehold impairment is recognized based

on exploratory
experience and management’s judgment.

Upon achievement of all conditions necessary for

reserves
to be classified as proved, the associated leasehold

costs are reclassified to proved properties.
Exploratory Costs
—Geological and geophysical costs and the

costs of carrying and retaining
undeveloped properties are expensed as incurred.

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

See Note 8—
Suspended Wells and Other Exploration Expenses, for additional information on suspended wells.
Development Costs
—Costs incurred to drill and equip development

wells, including unsuccessful
development wells, are capitalized.
Depletion and Amortization
—Leasehold costs of producing properties

are depleted using the unit-
of-production method based on estimated proved

oil and gas reserves.

Amortization of intangible
development costs is based on the unit-of-production

method using estimated proved developed

oil
and gas reserves.
■

Capitalized Interest
—Interest from external borrowings is

capitalized on major projects with an
expected construction period of one year or longer.

Capitalized interest is added to the cost of

the
underlying asset and is amortized over the useful

lives of the assets in the same manner

as the underlying
assets.
■

Depreciation and Amortization
—Depreciation and amortization of PP&E

on producing hydrocarbon
properties and certain pipeline and LNG assets

(those which are expected to have a declining

utilization
pattern), are determined by the unit-of-production method.

Depreciation and amortization of all other
PP&E are determined by either the individual-unit-straight-line method or the group-straight-line method
(for those individual units that are highly integrated

with other units).
■

Impairment of Properties, Plants and Equipment —PP&E used in operations are assessed for impairment whenever changes in facts and circumstances

indicate a possible significant deterioration

in
the future cash flows expected to be generated

by an asset group and annually in the fourth

quarter
following updates to corporate planning assumptions.

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

of the
impairment is made.

Individual assets are grouped for impairment

purposes at the lowest level for which
there are identifiable cash flows that are largely independent of the cash flows of other groups of assets—
generally on a field-by-field basis for E&P assets.

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

■

Impairment of Investments in Nonconsolidated

Entities
—Investments in nonconsolidated entities

are
assessed for impairment whenever changes in

the facts and circumstances indicate a loss

in value has
occurred and annually following updates to corporate

planning assumptions.

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
investee, if appropriate.
■

Maintenance and Repairs
—Costs of maintenance and repairs, which are

not significant improvements,
are expensed when incurred.
■

Property Dispositions
—When complete units of depreciable property

are sold, the asset cost and related
accumulated depreciation are eliminated,

with any gain or loss reflected in the “Gain on dispositions”

line
of our consolidated income statement.

When less than complete units of depreciable property

are
disposed of or retired which do not significantly

alter the DD&A rate, the difference between asset

cost
and salvage value is charged or credited to accumulated

depreciation.
■

Asset Retirement Obligations and Environmental Costs —The   fair value of legal obligations to retire
and remove long-lived assets are recorded in

the period in which the obligation is incurred

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
■

Guarantees
—The fair value of a guarantee is determined

and recorded as a liability at the time the
guarantee is given.

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
■

Share-Based Compensation —We recognize share-based compensation expense over the shorter of the service period (i.e., the stated period of time required

to earn the award) or the period beginning at

the
start of the service period and ending when an

employee first becomes eligible for retirement.

We have
elected to recognize expense on a straight-line

basis over the service period for the entire

award, whether
the award was granted with ratable or cliff vesting.
■

Income Taxes
—Deferred income taxes are computed using

the liability method and are provided on all
temporary differences between the financial reporting basis

and the tax basis of our assets and liabilities,

except for deferred taxes on income and temporary

differences related to the cumulative translation
adjustment considered to be permanently reinvested

in certain foreign subsidiaries and

foreign corporate
joint ventures.

Allowable tax credits are applied currently

as reductions of the provision for income
taxes.

Interest related to unrecognized tax benefits

is reflected in interest and debt expense, and

penalties
related to unrecognized tax benefits are reflected

in production and operating expenses.
■

Taxes Collected from Customers and Remitted to Governmental Authorities —Sales and value-
added taxes are recorded net.
■

Net Income (Loss) Per Share of Common Stock —Basic net income (loss) per share of common stock is calculated based upon the daily weighted-average

number of common shares outstanding during

the
year.

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

Note 2—Changes in Accounting Principles

We adopted the provisions of FASB ASU No. 2016-02, “Leases,” (ASC Topic 842) and its amendments, beginning January 1, 2019.

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

of $
998

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

See Note 17—Non-Mineral Leases for additional

information related to the adoption of ASC Topic 842.

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
Accumulated other comprehensive loss $
(6,063)
(40)
(6,103)
Retained earnings
34,010
40
34,050
For additional information regarding the impact of the adoption of ASU No. 2018-02, see

Note 20—Accumulated Other Comprehensive Loss.

Note 3—Variable Interest Entities
We hold variable interests in VIEs for which there are existing arrangements that provide those entities with
additional forms of subordinated financial support.

However, as we are not considered the primary
beneficiary, these entities have not been consolidated in our financial statements.

Marine Well Containment Company, LLC (MWCC)
We have a
10

percent ownership interest in MWCC, and

it is accounted for as an equity method investment
because MWCC is a limited liability company

in which we are a founding member.

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

Based on inputs related to the fair value of MWCC

observed in the second quarter of 2019, we reduced

the
carrying value of our equity method investment

in MWCC to $
30

million and recorded a before-tax
impairment of $
95

million which is included in the “Equity

in earnings of affiliates” line on our consolidated
income statement. For additional information

see Note 15—Fair Value Measurement.

At December 31, 2019,
the book value of our equity method investment

in MWCC was $
24

million. We have not provided any
financial support to MWCC other than amounts

previously contractually required. Unless we elect

otherwise,
we have no requirement to provide liquidity

or purchase the assets of MWCC.
Australia Pacific LNG Pty Ltd (APLNG)
We hold a
37.5

percent interest in APLNG, our joint venture

with Origin Energy and Sinopec. We are not the
primary beneficiary because we share, with

our joint venture partners, the power to direct

the key activities of
APLNG that most significantly impacts its

economic performance. Therefore, we do not consolidate

APLNG
and account for this entity as an equity method

investment.

As of December 31, 2019, we no longer have
certain guarantees that provide APLNG with additional

subordinated financial support. For additional
information see Note 12—Guarantees.

Note 4—Inventories
Inventories at December 31 were:
Millions of Dollars
2019 2018
Crude oil and natural gas $
472
432
Materials and supplies
554
575
$
1,026
1,007

Inventories valued on the LIFO basis totaled

$
286

million and $
292

million at December 31, 2019 and 2018,
respectively.

The estimated excess of current replacement

cost over LIFO cost of inventories was
approximately $
155

million and $
75

million at December 31, 2019 and December

31, 2018, respectively.

Note 5—Asset Acquisitions and Dispositions

All gains or losses on asset dispositions

are reported before-tax and are included net in

the “Gain on
dispositions” line on our consolidated income

statement.

All cash proceeds are included in the “Cash Flows
From Investing Activities” section of our consolidated

statement of cash flows.

2019
Assets Held for Sale
In October 2019, we entered into an agreement to sell

the subsidiaries that hold our Australia-West assets and
operations to Santos for $
1.39

billion, plus customary adjustments, with an effective

date of January 1, 2019.

In addition, we will receive a payment of $
75

million upon final investment decision of

the Barossa
development project.

These subsidiaries hold our
37.5

percent interest in the Barossa Project and

Caldita
Field, our
56.9

percent interest in the Darwin LNG Facility and

Bayu-Undan Field, our
40

percent interest in
the Greater Poseidon Fields, and our
50

percent interest in the Athena Field.

The net carrying value is
approximately $
0.6

billion, which consisted primarily of $
1.2

billion of PP&E and $
0.3

billion of cash and
working capital, offset by $
0.7

billion of ARO and $
0.2

billion of deferred tax liabilities.

The assets met held
for sale criteria in the fourth quarter, and as of December 31, 2019 we had reclassified $
1.2

billion of PP&E to
“Prepaid expenses and other current assets” and $
0.7

billion of noncurrent ARO to “Other accruals”

on our
consolidated balance sheet.

The before-tax earnings associated with our

Australia-West subsidiaries were
$
372

million, $
364

million and $
317

million for the years ended December 31,

2019, 2018 and 2017,
respectively.

This transaction is expected to be completed

in the first quarter of 2020, subject to regulatory
approvals and other specific conditions precedent.

Results of operations for the subsidiaries

to be sold are
reported within our Asia Pacific and Middle East

segment.

In the fourth quarter of 2019, we signed an agreement

to sell our interests in the Niobrara shale play

for $
380
million, plus customary adjustments,

and overriding royalty interests in certain

future wells.

To reduce the
carrying value to fair value, in the fourth quarter

of 2019, we recorded an impairment of $
379

million before-
tax for developed properties and exploration expenses

of $
7

million related to leasehold impairment of
undeveloped properties.

Our Niobrara interests to be sold have a net carrying

value of approximately $
390
million, which consisted primarily of $
426

million of PP&E, offset by $
34

million of noncurrent ARO.

The
assets met held for sale criteria in the fourth quarter, and as of December

31, 2019, we had reclassified $
426
million of PP&E to “Prepaid expenses and other

current assets” and $
34

million of noncurrent AROs to “Other
accruals” on our consolidated balance sheet.

The before-tax losses associated with our interests

in Niobrara,
including the $386 million of impairments noted

above, were $
372

million and $
12

million for the years ended
December 31, 2019 and 2017,

respectively.

The before-tax earnings associated with our interests

in Niobrara
for the year ended December 31, 2018 was $
35

million.

This transaction is subject to regulatory approval

and
other specific conditions precedent and is expected

to close in the first quarter of 2020.

The Niobrara results of
operations are reported within our Lower 48 segment.

Assets Sold
In January 2019, we entered into agreements to sell

our
12.4

percent ownership interests in the Golden

Pass
LNG Terminal and Golden Pass Pipeline.

We also entered into agreements to amend our contractual
obligations for retaining use of the facilities.

As a result of entering into these agreements, we recorded

a
before-tax impairment of $
60

million in the first quarter of 2019 which is included

in the “Equity in earnings
of affiliates” line on our consolidated income statement.

We completed the sale in the second quarter of 2019.
Results of operations for these assets are reported in

our Lower 48 segment.

See Note 15—Fair Value
Measurement for additional information.

In April 2019, we entered into an agreement to sell

two ConocoPhillips U.K. subsidiaries

to Chrysaor E&P
Limited for $
2.675

billion plus interest and customary adjustments,

with an effective date of January 1, 2018.

On September 30, 2019, we completed the sale for

proceeds of $
2.2

billion and recognized a $
1.7

billion
before-tax and $
2.1

billion after-tax gain associated with this transaction

in 2019.

Together the subsidiaries
sold indirectly held our exploration and production

assets in the U.K.

At the time of disposition, the net
carrying value was approximately $
0.5

billion, consisting primarily of $
1.6

billion of PP&E, $
0.5

billion of
cumulative foreign currency translation adjustments,

and $
0.3

billion of deferred tax assets, offset by $
1.8
billion of ARO and negative $
0.1

billion of working capital.

The before-tax earnings associated with the
subsidiaries sold were $
0.4

billion, $
0.9

billion and $
0.3

billion for the years ended December 31, 2019,

2018
and 2017,

respectively.

Results of operations for the U.K. are reported

within our Europe and North Africa
segment.

In the second quarter of 2019, we recognized an

after-tax gain of $
52

million upon the closing of the sale of
our
30

percent interest in the Greater Sunrise Fields

to the government of Timor-Leste for $
350

million.

The
Greater Sunrise Fields were included in our Asia

Pacific and Middle East segment.

In the fourth quarter of 2019, we sold our interests

in the Magnolia field and platform for net

proceeds of $
16
million and recognized a before-tax gain of $
82

million.

At the time of sale, the net carrying value consisted
of $
4

million of PP&E offset by $
70

million of ARO.

The Magnolia results of operations are reported

within
our Lower 48 segment.

Planned Dispositions
In January 2020, we entered into an agreement to sell

our interests in certain non-core properties

in the Lower
48 segment for $
186

million, plus customary adjustments.

The assets met the held for sale criteria in

January
2020 and the transaction is expected to be completed

in the first quarter of 2020.

No gain or loss is anticipated
on the sale.

This disposition will not have a significant

impact on Lower 48 production.

2018
Assets Sold
In the first quarter of 2018, we completed the sale of

certain properties in the Lower 48 segment

for net
proceeds of $
112

million.

No

gain or loss was recognized on the sale.

In the second quarter of 2018, we
completed the sale of a package of largely undeveloped acreage in the Lower 48 segment for net proceeds

of
$
105

million and
no

gain or loss was recognized on the sale.

In the third quarter of 2018, we completed a
noncash exchange of undeveloped acreage in

the Lower 48 segment.

The transaction was recorded at fair
value resulting in the recognition of a $
56

million gain.

In the fourth quarter of 2018, we sold several
packages of undeveloped acreage in the Lower

48 segment for total net proceeds of $
162

million and
recognized gains of approximately $
140

million.

On October 31, 2018, we completed the sale of

our interests in the Barnett to Lime Rock Resources

for $
196
million after customary adjustments and recognized

a loss of $
5

million. We recorded impairments of $
87
million in 2018 and $
572

million in 2017 to reduce the net

carrying value of the Barnett to fair value.

At the
time of the disposition, our interest in Barnett had a

net carrying value of $
201

million, consisting of $
250
million of PP&E and $
49

million of AROs.

The before-tax losses associated with our

interests in the Barnett,
including both the impairments and loss on disposition

noted above, were $
59

million and $
566

million for the
years 2018 and 2017, respectively.

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

of $
1,743

million and was cash neutral except for
customary adjustments which resulted in net

proceeds of $
253

million.

At closing, our interest in the Clair
Field had a net carrying value of approximately

$
1,028

million consisting primarily of $
1,553

million of
PP&E, $
485

million of deferred tax liabilities, and $
59

million of AROs.

We recognized a before-tax gain of
$
715

million on the transaction.

The 2018 before-tax earnings associated

with our 16.5 interest in the Clair
Field, including the recognized gain, were $
748

million.

The before-tax loss associated with our interest

in the
Clair Field was $
0.4

million for 2017. Results of operations

for our interest in the Clair Field are reported
within our Europe and North Africa segment and

the Kuparuk Assets are included in our

Alaska segment.

Acquisitions
In May 2018, we completed the acquisition of

Anadarko’s
22

percent nonoperated interest in the Western
North Slope of Alaska, as well as its interest

in the Alpine Transportation Pipeline for $
386

million, after
customary adjustments.

This transaction was accounted for as a business

combination resulting in the
recognition of approximately $
297

million of proved property and $
114

million of unproved property within
PP&E, $
20

million of inventory, $
14

million of investments, and $
59

million of AROs. These assets are
included in our Alaska segment.

As discussed in the Clair Field transaction with BP

above, we acquired BP’s Kuparuk Assets on December 18,
2018.

The transaction was accounted for as an asset acquisition

with a net acquisition cost of $
1,490

million,
comprised of the fair value of $
1,743

million associated with the disposed 16.5

percent of our 24 percent
interest in the Clair Field, reduced by the net proceeds

of $253 million.

Accordingly, we recorded
approximately $
1.9

billion to proved property within PP&E, $
42

million to inventory, $
15

million to
investments, $
374

million of AROs, and a $
100

million decrease to net working capital.

The Kuparuk Assets
are included in our Alaska segment.

2017
Assets Sold
On May 17, 2017, we completed the sale of our

50 percent nonoperated interest in the Foster

Creek Christina
Lake (FCCL) Partnership, as well as the majority

of our western Canada gas assets to Cenovus

Energy.

Consideration for the transaction was $
11.0

billion in cash after customary adjustments,
208

million Cenovus
Energy common shares and a five-year uncapped contingent

payment.

The value of the shares at closing was
$
1.96

billion based on a price of $
9.41

per share on the NYSE.

The contingent payment, calculated and paid
on a quarterly basis, is $6 million CAD for every $1 CAD by which the WCS quarterly average crude price exceeds $52 CAD per barrel.

Contingent payments received during the five-year

period are reflected as “Gain
on dispositions” on our consolidated income statement.

We reported before-tax equity earnings associated
with FCCL of $
197

million for 2017.

We reported a before-tax loss of $
26

million for the western Canada gas
producing properties for 2017.

We recorded gains on dispositions for these contingent payments of $
114
million and $
95

million for the years 2019 and 2018, respectively.

At closing, the carrying value of our equity investment

in FCCL was $
8.9

billion.

The carrying value of our
interest in the western Canada gas assets was $
1.9

billion consisting primarily of $
2.6

billion of PP&E, partly
offset by AROs of $
585

million and approximately $
100

million of environmental and other accruals.

A gain
of $
2.1

billion was included in the “Gain on dispositions”

line on our consolidated income statement in 2017.

Both FCCL and the western Canada gas assets

were reported in our Canada segment.

For more information on the Canada disposition

and our investment in Cenovus Energy see Note 7—
Investment in Cenovus Energy, Note 15—Fair Value Measurement, and Note 20—Accumulated Other
Comprehensive Loss.

In July 2017, we completed the sale of our interests

in the San Juan Basin to an affiliate of Hilcorp Energy

Company for $
2.5

billion in cash after customary adjustments

and recognized a loss on disposition of
$
22

million.

The transaction includes a contingent payment of up to $300 million. The six-year contingent payment, effective beginning January 1, 2018, is due annually for the periods in which the monthly U.S. Henry
Hub price is at or above $3.20 per MMBTU.

In 2018, we recorded a gain on dispositions

for these contingent
payments of $
28

million.

No

contingent payments were recorded in 2019.

In the second quarter of 2017, we
recorded an impairment of $
3.3

billion to reduce the carrying value of our

interests in the San Juan Basin to
fair value.

At the time of disposition, the San Juan Basin

interests had a net carrying value of approximately
$
2.5

billion, consisting of $
2.9

billion of PP&E and $
406

million of liabilities, primarily AROs.

The before-
tax loss associated with our interests in the San Juan

Basin, including both the $3.3 billion impairment

and $22
million loss on disposition noted above, was $
3.2

billion for 2017.

The San Juan Basin results were reported
in our Lower 48 segment.

In September 2017, we completed the sale of our

interest in the Panhandle assets for $
178

million in cash after
customary adjustments and recognized a loss on

disposition of $
28

million.

At the time of the disposition, the
carrying value of our interest was $
206

million, consisting primarily of $
279

million of PP&E and $
72

million
of AROs.

Including the $28 million loss on disposition

noted above, we reported a before-tax loss for the
Panhandle properties of $
14

million for 2017.

The Panhandle results were reported in

our Lower 48 segment.

Note 6—Investments, Loans and Long-Term Receivables
Components of investments, loans and long-term

receivables at December 31 were:
Millions of Dollars
2019 2018
Equity investments $
8,234
9,005
Loans and advances—related parties
219
335
Long-term receivables
243
238
Long-term investments in debt securities
133
-
Other investments
77
86
$
8,906
9,664

Equity Investments
Affiliated companies in which we had a significant

equity investment at December 31, 2019, included:

●

APLNG—
37.5

percent owned joint venture with Origin Energy (
37.5

percent) and Sinopec (
25

percent)—
to produce CBM from the Bowen and Surat basins in Queensland, Australia,

as well as process and export
LNG.
●

Qatar Liquefied Gas Company Limited (3) (QG3)—30 percent owned joint venture with affiliates of Qatar
Petroleum (
68.5

percent) and Mitsui & Co., Ltd. (
1.5

percent)—produces and liquefies natural gas from
Qatar’s North Field, as well as exports LNG.

Summarized 100 percent earnings information

for equity method investments in affiliated companies,
combined, was as follows:
Millions of Dollars
2019 2018 2017
Revenues $
11,310
11,654
11,554
Income (loss) before income taxes
3,726
3,660
(2,875)
Net income (loss)
3,085
3,244
(1,431)

Summarized 100 percent balance sheet information

for equity method investments in affiliated

companies,

combined, was as follows:
Millions of Dollars
2019 2018
Current assets $
3,289
3,285
Noncurrent assets
38,905
41,563
Current liabilities
2,603
2,625
Noncurrent liabilities
22,168
23,874

Our share of income taxes incurred directly

by an equity method investee is reported in equity

in earnings of
affiliates, and as such is not included in income taxes

on our consolidated financial statements.

At December 31, 2019, retained earnings included

$
32

million related to the undistributed earnings

of
affiliated companies.

Dividends received from affiliates were $
1,378

million, $
1,226

million and $
605

million
in 2019, 2018 and 2017,

respectively.

APLNG

APLNG is focused on CBM production from the

Bowen and Surat basins in Queensland, Australia,

to supply
the domestic gas market and on LNG processing

and export sales.

Our investment in APLNG gives us access
to CBM resources in Australia and enhances our

LNG position.

The majority of APLNG LNG is sold under
two long-term sales and purchase agreements,

supplemented with sales of additional LNG

spot cargoes
targeting the Asia Pacific markets.

Origin Energy, an integrated Australian energy company, is the operator of
APLNG’s production and pipeline system, while we operate the LNG facility.

APLNG executed project financing agreements

for an $
8.5

billion project finance facility in 2012.

The $8.5
billion project finance facility was initially composed

of financing agreements executed by APLNG

with the
Export-Import Bank of the United States for approximately

$
2.9

billion, the Export-Import Bank of China for
approximately $
2.7

billion, and a syndicate of Australian and international

commercial banks for
approximately $
2.9

billion.

At December 31, 2019, all amounts have been

drawn from the facility.

APLNG
made its first principal and interest repayment

in March 2017 and is scheduled to make
bi-annual

payments
until March 2029.

APLNG made a voluntary repayment of $
1.4

billion to the Export-Import Bank of China

in September 2018.

At the same time, APLNG obtained a United

States Private Placement (USPP) bond facility

of $
1.4

billion.

APLNG made its first interest payment related to

this facility in March 2019, and principal

payments are
scheduled to commence in September 2023,

with
bi-annual

payments due on the facility until September

2030.

During the first quarter of 2019, APLNG refinanced

$
3.2

billion of existing project finance debt through two
transactions.

As a result of the first transaction, APLNG

obtained a commercial bank facility of $
2.6

billion.

APLNG made its first principal and interest

repayment in September 2019 with
bi-annual

payments due on the
facility until March 2028.

Through the second transaction, APLNG obtained

a USPP bond facility of $
0.6
billion.

APLNG made its first interest payment in September

2019, and principal payments are scheduled

to
commence in September 2023, with
bi-annual

payments due on the facility until

September 2030.

In conjunction with the $3.2 billion debt obtained

during the first quarter of 2019 to refinance existing

project
finance debt, APLNG made voluntary repayments

of $
2.2

billion and $
1.0

billion to a syndicate of Australian
and international commercial banks and the Export-Import

Bank of China, respectively.

At December 31, 2019, a balance of $
6.7

billion was outstanding on the facilities.

See Note 12—Guarantees,
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

Accordingly, we recorded a noncash $
2,384

million, before- and
after-tax impairment in our second quarter 2017

results.

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
income statement.

At December 31, 2019, the carrying value of

our equity method investment in APLNG was $
7,228

million.

The historical cost basis of our
37.5

percent share of net assets on the books

of APLNG was $
6,751

million,
resulting in a basis difference of $
477

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

Included in net income (loss) attributable

to ConocoPhillips for 2019,

2018 and 2017 was after-tax
expense of $
36

million, $
44

million and $
100

million, respectively, representing the amortization of this basis difference on currently producing licenses.

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

Energy, see Note 5—Asset Acquisitions and Dispositions
and Note 7—Investment in Cenovus Energy.

QG3
QG3 is a joint venture that owns an integrated

large-scale LNG project located in Qatar.

We provided project
financing, with a current outstanding balance

of $
335

million as described below under “Loans and

Long-
Term Receivables.”

At December 31, 2019, the book value of our equity

method investment in QG3,
excluding the project financing, was $
797

million.

We have terminal and pipeline use agreements with Golden
Pass LNG Terminal and affiliated Golden Pass Pipeline near Sabine Pass, Texas, intended to provide us with terminal and pipeline capacity for the receipt,

storage and regasification of LNG purchased

from QG3.

We
previously held a 12.4 percent interest in Golden

Pass LNG Terminal and Golden Pass Pipeline, but we sold
those interests in the second quarter of 2019 while

retaining the basic use agreements.

Currently,

the LNG
from QG3 is being sold to markets outside of

the U.S.

For additional information, see Note 5—Asset
Acquisitions and Dispositions.

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

At December 31, 2019, significant loans to affiliated

companies include $335 million in project financing

to
QG3.

We own a
30

percent interest in QG3, for which we

use the equity method of accounting.

The other
participants in the project are affiliates of Qatar Petroleum and Mitsui.

QG3 secured project financing of
$
4.0

billion in December 2005, consisting of $
1.3

billion of loans from export credit agencies

(ECA), $
1.5
billion from commercial banks, and $
1.2

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
16.9

percent of issued
and outstanding Cenovus Energy common stock.

See Note 5—Asset Acquisitions and Dispositions,

for
additional information on the Canada disposition.

The fair value and cost basis of our investment

in 208
million Cenovus Energy common shares was $
1.96

billion based on a price of $
9.41

per share on the NYSE on
the closing date.

Our investment on our consolidated balance sheet

as of December 31, 2019, is carried

at fair value of $
2.11
billion, reflecting the closing price of Cenovus

Energy shares on the NYSE of $
10.15

per share, an increase of
$
649

million from $
1.46

billion at December 31, 2018.

The increase in fair value represents the

net unrealized
gain recorded within the “Other income” line of

our consolidated income statement for

the year ended
December 31, 2019 relating to the shares held

at the reporting date.

See Note 15—Fair Value Measurement
and Note 22—Other Financial Information, for

additional information.

Subject to market conditions, we
intend to decrease our investment over time

through market transactions, private agreements

or otherwise.

Note 8—Suspended Wells and Other Exploration Expenses
The following table reflects the net changes in suspended

exploratory well costs during 2019, 2018 and 2017:
Millions of Dollars
2019 2018 2017
Beginning balance at January 1 $
856
853
1,063
Additions pending the determination of proved reserves
239
140
118
Reclassifications to proved properties
(11)
(37)
(66)
Sales of suspended wells
(54)
(93)
-
Charged to dry hole expense
(10)
(7)
(262)
Ending balance at December 31

$
1,020
*
856
853
*Includes $
313

million of assets held for sale in Australia.

The following table provides an aging of suspended

well balances at December 31:
Millions of Dollars
2019 2018 2017
Exploratory well costs capitalized for a period

of one year or less
$
206
145
67
Exploratory well costs capitalized for a period

greater than one year
814
711
786
Ending balance $
1,020
*
856
853
Number of projects with exploratory well costs

capitalized for a
period greater than one year
23
24
23
*Includes $313 million of assets held for sale in Australia.

The following table provides a further aging of

those exploratory well costs that have

been capitalized for more
than one year since the completion of drilling

as of December 31, 2019:
Millions of Dollars
Suspended Since
Total 2016–2018 2013–2015 2004–2012
Greater Poseidon—Australia
(2)(3)
177
-
157
20
NPRA—Alaska
(1)
149
111
38
-
Barossa/Caldita—Australia
(2)(3)
136
59
-
77
Surmont—Canada
(1)
118
6
55
57
Middle Magdalena Basin—Colombia
(1)
68
-
68
-
Narwhal Trend—Alaska
(1)
52
52
-
-
Kamunsu East—Malaysia
(2)
19
-
19
-
NC 98—Libya
(2)
15
-
11
4
WL4-00—Malaysia
(2)
17
17
-
-
Other of $10 million or less each
(1)(2)
63
20
26
17
Total $
814
265
374
175
(1)Additional appraisal wells planned.
(2)Appraisal drilling complete; costs being incurred to assess development.
(3)Assets held for sale as of December 31, 2019.

Other Exploration Expenses
In February 2017, we reached a settlement

agreement on our contract for the Athena drilling

rig, initially
secured for our four-well commitment program

in Angola.

As a result of the cancellation, we recognized

a
before-tax charge of $
43

million net in the first quarter of 2017.

These charges are included in the
“Exploration expenses” line on our consolidated income

statement and in our Other International segment

in
2017.

In 2019, we recorded before-tax dry hole expenses

of $
111

million due to our decision to discontinue
exploration activities in the Central Louisiana Austin

Chalk trend.

These charges are included in our Lower 48
segment and in the “Exploration expenses” line

on our consolidated income statement.

See Note 9—
Impairments for additional information on our

decision to discontinue these exploration activities.

Note 9—Impairments
During 2019, 2018 and 2017, we recognized the

following before-tax impairment charges:
Millions of Dollars
2019 2018 2017
Alaska $
-
20
180
Lower 48
402
63
3,969
Canada
2
9
22
Europe and North Africa
1
(79)
46
Asia Pacific and Middle East
-
14
2,384
$
405
27
6,601

2019
In the Lower 48, we recorded impairments

of $
402

million, primarily related to developed properties

in our
Niobrara asset which were written down to fair value

less costs to sell.

See Note 5—Asset Acquisitions and
Dispositions,

for additional information on this disposition.

The charges discussed below, within this section, are included in the “Exploration expenses” line on our
consolidated income statement and are not reflected

in the table above.

In our Lower 48 segment, we recorded a before-tax impairment of $
141

million for the associated carrying
value of capitalized undeveloped leasehold costs

due to our decision to discontinue exploration

activities
related to our Central Louisiana Austin Chalk

acreage.

2018
In Alaska, we recorded impairments of $
20

million primarily due to cancelled projects.

In the Lower 48, we recorded impairments

of $
63

million, primarily related to developed properties

in our
Barnett asset which were written down to fair value

less costs to sell, partly offset by a revision to reflect
finalized proceeds on a separate transaction.

In our Europe and North Africa segment, we recorded

a credit to impairment of $
79

million, primarily due to
decreased ARO estimates on fields in the

U.K. which have ceased production and

were impaired in prior years,
partly offset by an increased ARO estimate on a field

in Norway which has ceased production.

2017

In Alaska, we recorded impairments of $
180

million primarily for the associated PP&E

carrying value of our
small interest in the Point Thomson unit.

In the Lower 48, we recorded impairments

of $
3,969

million primarily due to certain developed

properties
which were written down to fair value less costs

to sell.

See Note 5—Asset Acquisitions and Dispositions, for
additional information on our dispositions.

In Canada, we recorded impairments of $
22

million primarily due to cancelled projects.

In Europe and North Africa, we recorded impairments

of $
46

million primarily due to reduced volume
forecasts for a field in the U.K. and restructured ownership and a change in commercial premises for a gas
processing plant in Norway, partly offset by decreased ARO estimates on fields at or nearing the end of life
which were impaired in prior years.

In Asia Pacific and Middle East, we recorded impairments

of $
2,384

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

of $
51

million for the associated carrying
value of capitalized undeveloped leasehold costs

of Shenandoah in deepwater Gulf of Mexico

following the
suspension of appraisal activity by the operator.

Additionally, we recorded a $
38

million before-tax
impairment for mineral assets primarily

due to plan of development changes.

Note 10—Asset Retirement Obligations and Accrued

Environmental Costs

Asset retirement obligations and accrued environmental

costs at December 31 were:
Millions of Dollars
2019 2018
Asset retirement obligations $
6,206
7,908
Accrued environmental costs
171
178
Total asset retirement obligations and accrued environmental costs
6,377
8,086
Asset retirement obligations and accrued environmental

costs due within one year*
(1,025)
(398)
Long-term asset retirement obligations and accrued

environmental costs
$
5,352
7,688
*Classified as a current liability on the balance sheet under “Other accruals.” $
741

million relates to assets which are held for sale as of
December 31, 2019. For additional information see Note 5—Asset Acquisitions and Dispositions.

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

During 2019 and 2018, our overall ARO changed

as follows:
Millions of Dollars
2019 2018
Balance at January 1 $
7,908
7,798
Accretion of discount
322
348
New obligations
155
657
Changes in estimates of existing obligations
50
(266)
Spending on existing obligations
(229)
(228)
Property dispositions
(1,920)
(161)
Foreign currency translation
(80)
(240)
Balance at December 31 $
6,206
7,908

Accrued Environmental Costs
Total accrued environmental costs at December 31, 2019 and 2018, were $
171

million and $
178

million,
respectively.

We had accrued environmental costs of $
112

million and $
100

million at December 31, 2019 and 2018,
respectively, related to remediation activities in the U.S. and Canada.

We had also accrued in Corporate and
Other $
47

million and $
67

million of environmental costs associated

with sites no longer in operation at
December 31, 2019 and 2018, respectively.

In addition, $
12

million and $
11

million were included at both
December 31, 2019 and 2018, respectively, where the company has been named a potentially responsible party
under the Federal Comprehensive Environmental

Response, Compensation and Liability

Act, or similar state
laws.

Accrued environmental liabilities are expected to

be paid over periods extending up to
30

years.

Expected expenditures for environmental obligations

acquired in various business combinations

are discounted
using a weighted-average
5

percent discount factor, resulting in an accrued balance for acquired environmental
liabilities of $
97

million at December 31, 2019.

The expected future undiscounted payments

related to the
portion of the accrued environmental costs that

have been discounted are: $
10

million in 2020, $
7

million in
2021, $
10

million in 2022, $
3

million in 2023, $
2

million in 2024, and $
108

million for all future years
after 2024.

Note 11—Debt
Long-term debt at December 31 was:
Millions of Dollars
2019 2018
9.125% Debentures due 2021 $
123
123
8.20% Debentures due 2025
134
134
8.125% Notes due 2030
390
390
7.9% Debentures due 2047
60
60
7.8% Debentures due 2027
203
203
7.65% Debentures due 2023
78
78
7.40% Notes due 2031
500
500
7.375% Debentures due 2029
92
92
7.25% Notes due 2031
500
500
7.20% Notes due 2031
575
575
7% Debentures due 2029
200
200
6.95% Notes due 2029
1,549
1,549
6.875% Debentures due 2026
67
67
6.50% Notes due 2039
2,750
2,750
5.951% Notes due 2037
645
645
5.95% Notes due 2036
500
500
5.95% Notes due 2046
500
500
5.90% Notes due 2032
505
505
5.90% Notes due 2038
600
600
4.95% Notes due 2026
1,250
1,250
4.30% Notes due 2044
750
750
4.15% Notes due 2034
246
246
3.35% Notes due 2024
426
426
3.35% Notes due 2025
199
199
2.4% Notes due 2022
329
329
Floating rate notes due 2022 at
2.81
% –
3.58
% during 2019 and
2.32
% –
3.52
% during 2018
500
500
Industrial Development Bonds due 2035 at
1.08
% –
2.45
% during 2019 and
0.95
% –
1.86
% during 2018
18
18
Marine Terminal Revenue Refunding Bonds due 2031 at
1.08
% –
2.45
% during

2019 and
0.88
% –
1.95
% during 2018
265
265
Other
17
17
Debt at face value
13,971
13,971
Finance leases
720
777
Net unamortized premiums, discounts and

debt issuance costs
204
220
Total debt
14,895
14,968
Short-term debt
(105)
(112)
Long-term debt $
14,790
14,856

Maturities of long-term borrowings, inclusive

of net unamortized premiums and discounts,

in 2020 through
2024 are: $
105

million, $
235

million, $
940

million, $
198

million and $
548

million, respectively.

We have a revolving credit facility totaling $
6.0

billion with an expiration date of May 2023.

Our revolving
credit facility may be used for direct bank borrowings,

the issuance of letters of credit totaling

up to $
500
million, or as support for our commercial paper

program.

The revolving credit facility is broadly syndicated
among financial institutions and does not contain

any material adverse change provisions or any covenants
requiring maintenance of specified financial

ratios or credit ratings.

The facility agreement contains a cross-
default provision relating to the failure to pay principal

or interest on other debt obligations of $
200

million or
more by ConocoPhillips, or any of its consolidated

subsidiaries.

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

We have a $
6.0

billion commercial paper program, which

is primarily a funding source for short-term

working
capital needs.

Commercial paper maturities are generally

limited to
90 days
.

We had no commercial paper
outstanding in programs in place at December

31, 2019 or December 31, 2018.

We had
no

direct outstanding
borrowings or letters of credit under the revolving

credit facility at December 31, 2019 or December

31, 2018.

Since we had
no

commercial paper outstanding and had issued

no letters of credit, we had access to
$
6.0

billion in borrowing capacity under our revolving

credit facility at December 31, 2019.

At both December 31, 2019 and 2018, we had

$
283

million of certain variable rate demand

bonds (VRDBs)
outstanding which mature

in 2035.

The VRDBs are redeemable at the option of the

bondholders on any
business day.

If they are ever redeemed, we intend to refinance

on a long-term basis, therefore, the VRDBs are
included in the “Long-term debt” line on our consolidated

balance sheet.

For additional information on Finance Leases,

see Note 17
—
Non-Mineral Leases.

Note 12—Guarantees

At December 31, 2019, we were liable for certain

contingent obligations under various contractual
arrangements as described below.

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

APLNG Guarantees
At December 31, 2019, we had outstanding multiple

guarantees in connection with our
37.5
percent ownership
interest in APLNG.

The following is a description of the guarantees

with values calculated utilizing December
2019 exchange rates:

●

During the third

quarter of 2016, we issued a guarantee to facilitate

the withdrawal of our pro-rata
portion of the funds in a project finance reserve

account.

We estimate the remaining term of this
guarantee is
11 years
.

Our maximum exposure under this guarantee is

approximately $
170

million
and may become payable if an enforcement action

is commenced by the project finance lenders
against APLNG.

At December 31, 2019, the carrying value

of this guarantee is approximately $
14
million.

●

In conjunction with our original purchase of an ownership

interest in APLNG from Origin Energy in
October 2008, we agreed to reimburse Origin

Energy for our share of the existing contingent liability
arising under guarantees of an existing obligation

of APLNG to deliver natural gas under several

sales
agreements with remaining terms of up to
22 years
.

Our maximum potential liability for future
payments, or cost of volume delivery, under these guarantees is estimated to be $
780
million ($
1.4
billion in the event of intentional or reckless breach)

and would become payable if APLNG fails

to
meet its obligations under these agreements and

the obligations cannot otherwise be mitigated.

Future
payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered

if APLNG does not have enough natural gas to

meet these sales commitments and if the co-
venturers do not make necessary equity contributions

into APLNG.

●

We have guaranteed the performance of APLNG with regard to certain other contracts executed in
connection with the project’s continued development.

The guarantees have remaining terms

of up to
26 years or the life of the venture
.

As of December 31, 2019, we were released from

certain of these
guarantees considered subordinated financial

support to APLNG.

Our remaining maximum potential
amount of future payments related to the remaining

guarantees is approximately $
60

million and
would become payable if APLNG does not perform.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately
$
820

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
obligations is approximately $
100

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

The carrying amount recorded
for these indemnifications at December 31, 2019,

was approximately $
80

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

Included in the
recorded carrying amount at December 31, 2019,

were approximately $
30

million of environmental accruals
for known contamination that are included in

the “Asset retirement obligations and accrued

environmental
costs” line on our consolidated balance sheet.

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

Legal Proceedings
We are subject to various lawsuits and claims including but not limited to matters involving oil and gas royalty
and severance tax payments, gas measurement and

valuation methods, contract disputes,

environmental
damages, climate change, personal injury, and property damage.

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
utilized.

In addition, at December 31, 2019, we had performance

obligations secured by letters of credit

of
$
277

million (issued as direct bank letters of

credit) related to various purchase commitments

for materials,
supplies, commercial activities and services incident

to the ordinary conduct of business.

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

In March 2019, the Tribunal unanimously ordered the
government of Venezuela to pay ConocoPhillips approximately $
8.7

billion in compensation for the
government’s unlawful expropriation of the company’s investments in Venezuela in 2007.

ConocoPhillips has
filed a request for recognition of the award in several

jurisdictions.

On August 29, 2019, the ICSID Tribunal
issued a decision rectifying the award and reducing

it by approximately $
227

million.

The award now stands
at $
8.5

billion plus interest.

The government of Venezuela sought annulment of the award.

In 2014, ConocoPhillips filed a separate and independent

arbitration under the rules of the ICC against
PDVSA under the contracts that had established the

Petrozuata and Hamaca projects.

The ICC Tribunal issued
an award in April 2018, finding that PDVSA owed

ConocoPhillips approximately $
2

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
approximately $
754

million.

Per the settlement, PDVSA recognized the ICC

award as a judgment in various
jurisdictions, and ConocoPhillips agreed to suspend

its legal enforcement actions.

ConocoPhillips sent notices
of default to PDVSA on October 14 and November

12, 2019, and to date PDVSA failed to

cure its breach.

As
a result, ConocoPhillips has resumed legal enforcement

actions.

ConocoPhillips has ensured that the

settlement and any actions thereof meet all appropriate

U.S. regulatory requirements, including those related

to
any applicable sanctions imposed by the U.S. against

Venezuela.

In 2016, ConocoPhillips filed a separate and independent

arbitration under the rules of the ICC against
PDVSA under the contracts that had established the

Corocoro project.

On August 2, 2019, the ICC Tribunal
awarded ConocoPhillips approximately $
55

million under the Corocoro contracts.

ConocoPhillips is seeking
recognition and enforcement of the award in various

jurisdictions.

ConocoPhillips has ensured that all the
actions related to the award meet all appropriate

U.S. regulatory requirements, including those related

to any
applicable sanctions imposed by the U.S. against

Ve

nezuela.

In February 2017, the ICSID Tribunal unanimously awarded Burlington

Resources, Inc., a wholly owned
subsidiary of ConocoPhillips, $
380

million for Ecuador’s unlawful expropriation of

Burlington’s investment in
Blocks 7 and 21, in breach of the U.S.-Ecuador

Bilateral Investment Treaty.

The tribunal also issued a
separate decision finding Ecuador to be entitled

to $
42

million for environmental and infrastructure
counterclaims.

In December 2017, Burlington and Ecuador

entered into a settlement agreement by which
Ecuador paid Burlington $
337

million in two installments.

The first installment of $
75

million was paid in
December 2017, and the second installment

of $
262

million was paid in April 2018.

The settlement included
an offset for the counterclaims decision, of which Burlington is entitled to a contribution from Perenco
Ecuador Limited, its co-venturer and consortium

operator, pursuant to a joint and several liability provision in the JOA.

In September 2019, a separate ICSID Tribunal issued an award in the Perenco arbitration, ordering
Perenco to pay an additional $
54

million to Ecuador for its environmental counterclaim.

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

In
February 2020, the ICC Tribunal issued an award dismissing

FAR Ltd.’s

claims in the arbitration.

In late 2017, ConocoPhillips (U.K.) Limited

(CPUKL) initiated United Nations Commission

on International
Trade and Law (UNCITRAL) arbitration against Vietnam in accordance with the U.K.-Vietnam Bilateral
Investment Treaty relating to a tax dispute arising from the

2012 sale of ConocoPhillips (U.K.) Cuu Long
Limited and ConocoPhillips (U.K.) Gama Limited.

The parties entered into a settlement agreement

in October
2019, and the arbitration was dismissed in

December 2019 as a result of this agreement.

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

Oakland to the
U.S. Court of Appeals for the Ninth Circuit.

Lawsuits filed in Maryland and Rhode Island

are proceeding in
state court while rulings in those matters, on the

issue of whether the matters should proceed

in state or federal
court, are on appeal to the U.S. Court of Appeals

for the Fourth Circuit and First Circuit,

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
these lawsuits.

Long-Term Throughput Agreements and Take

-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of financing arrangements.

The agreements typically provide for natural gas

or crude oil transportation to be used in

the ordinary course of
the company’s business.

The aggregate amounts of estimated payments

under these various agreements are:
2020—$
7

million; 2021—$
7

million; 2022—$
7

million; 2023—$
7

million; 2024—$
7

million; and 2025 and
after—$
57

million.

Total payments under the agreements were $
25

million in 2019, $
39

million in 2018 and
$
43

million in 2017.

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
Millions of Dollars
2019 2018
Assets
Prepaid expenses and other current assets $
288
410
Other assets
34
40
Liabilities
Other accruals
283
370
Other liabilities and deferred credits
28
30

The gains (losses) from commodity derivatives

incurred, and the line items where they appear

on our
consolidated income statement were:
Millions of Dollars
2019 2018 2017
Sales and other operating revenues $
141
45
77
Other income
4
7
-
Purchased commodities
(118)
(41)
(61)

The table below summarizes our material net exposures

resulting from outstanding commodity

derivative
contracts:
Open Position
Long/(Short)
2019 2018
Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price (5) (17)
Basis (23) (1)

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
Millions of Dollars
2019 2018
Assets
Prepaid expenses and other current assets $
1
7
Liabilities
Other accruals
20
6
Other liabilities and deferred credits
8
-

The losses from foreign currency exchange derivatives

incurred and the line item where they appear

on our
consolidated income statement were:
Millions of Dollars
2019 2018 2017
Foreign currency transaction losses $
16
1
13

We had the following net notional position of outstanding foreign currency exchange derivatives:
In Millions
Notional Currency
2019 2018
Foreign Currency Exchange Derivatives
Sell U.S. dollar, buy British pound USD
-
805
Sell British pound, buy other currencies* GBP
-
21
Buy British pound, sell euro GBP
4
-
Sell Canadian dollar, buy U.S. dollar CAD
1,337
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

Financial Instruments
We invest in financial instruments with maturities based on our cash forecasts for the various accounts and
currency pools we manage.

The types of financial instruments in which we currently

invest include:

●

Time deposits: Interest bearing deposits placed with financial institutions.
●

Demand deposits:

Interest bearing deposits placed with financial

institutions.

Deposited funds can be
withdrawn without notice.
●

Commercial paper: Unsecured promissory notes issued

by a corporation, commercial bank or
government agency purchased at a discount to

mature at par.

●

U.S. government or government agency obligations:

Securities issued by the U.S. government or

U.S.
government agencies.
●

Corporate bonds:

Unsecured debt securities issued by corporations.
●

Asset-backed securities: Collateralized debt securities.

The following investments are carried on our

consolidated balance sheet at cost, plus accrued

interest:

Carrying Amount
Cash and Cash Equivalents Short-Term Investments
2019 2018 2019 2018
Cash $
759
876
Demand Deposits
1,483
-
-
-
Time Deposits
Remaining maturities from 1 to 90 days
2,030
3,509
1,395
-
Remaining maturities from 91 to 180 days
-
-
465
-
Commercial Paper
Remaining maturities from 1 to 90 days
413
229
1,069
248
U.S. Government Obligations
Remaining maturities from 1 to 90 days
394
1,301
-
-
$
5,079
5,915
2,929
248

The following table reflects our investments

in debt securities classified as available

for sale at December 31,
2019 which are carried at fair value:
Millions of Dollars
Carrying Amount
Cash and
Cash
Equivalents
Short-Term
Investments
Investments
and Long-
Term
Receivables
Corporate Bonds
Remaining maturities within one year $
1
59
-
Remaining maturities greater than one year through

five years
-
-
99
Commercial Paper
Remaining maturities within one year
8
30
-
U.S. Government Obligations
Remaining maturities within one year
-
10
-
Remaining maturities greater than one year through

five years
-
-
15
Asset-backed Securities
Remaining maturities greater than one year through

five years
-
-
19
$
9
99
133

The following table summarizes the amortized

cost basis and fair value of investments in

debt securities
classified as available for sale at December 31,

2019:
Millions of Dollars
Amortized Cost
Basis Fair Value
Major Security Type
Corporate bonds $
159
159
Commercial paper
38
38
U.S. government obligations
25
25
Asset-backed securities
19
19
$
241
241

Gross unrealized gains and gross unrealized losses

included in other comprehensive income related

to
investments in debt securities classified as available

for sale as of December 31, 2019, were negligible.

There were no other-than-temporary impairments

recognized in earnings or in other comprehensive

income
during the year ended December 31, 2019.

Gross realized gains and gross realized losses

included in earnings from sales and redemptions

of investments
in debt securities classified as available for sale

during the year ended December 31, 2019,

were negligible.

The cost of securities sold and redeemed is determined

using the specific identification method.

Credit Risk
Financial instruments potentially exposed to concentrations

of credit risk consist primarily of cash equivalents,
short-term investments, long-term investments

in debt securities, OTC derivative contracts and trade
receivables.

Our cash equivalents and short-term investments

are placed in high-quality commercial paper,
government money market funds, government debt

securities,

time deposits with major international banks and
financial institutions,

and high-quality corporate bonds.

Our long-term investments in debt securities

are
placed in high-quality corporate bonds, U.S. government

obligations, and asset-backed securities.

The credit risk from our OTC derivative contracts,

such as forwards, swaps and options, derives

from the
counterparty to the transaction.

Individual counterparty exposure is managed

within predetermined credit
limits and includes the use of cash-call margins when appropriate,

thereby reducing the risk of significant
nonperformance.

We also use futures, swaps and option contracts that have a negligible credit risk because
these trades are cleared primarily with an exchange

clearinghouse and subject to mandatory margin
requirements until settled; however, we are exposed to the credit risk of those exchange brokers for receivables
arising from daily margin cash calls, as well as for cash

deposited to meet initial margin requirements.

Our trade receivables result primarily

from our petroleum operations and reflect a broad

national and
international customer base, which limits our

exposure to concentrations of credit risk.

The majority of these
receivables have payment terms of 30 days or less
, and we continually monitor this exposure and

the
creditworthiness of the counterparties.

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

The aggregate fair value of all derivative

instruments with such credit risk-related contingent

features that were
in a liability position on December 31, 2019 and

December 31, 2018, was $
79

million and $
62

million,
respectively.

For these instruments,
no collateral

was posted as of December 31, 2019 or December 31,

2018.

If our credit rating had been downgraded below

investment grade on December 31, 2019,

we would be
required to post $
76

million of additional collateral, either with

cash or letters of credit.

Note 15—Fair Value Measurement

We carry a portion of our assets and liabilities at fair value that are measured at a reporting date using an exit
price (i.e., the price that would be received to sell

an asset or paid to transfer a liability) and disclosed
according to the quality of valuation inputs under

the following hierarchy:

●

Level 1: Quoted prices (unadjusted) in an active

market for identical assets or liabilities.
●

Level 2: Inputs other than quoted prices that

are directly or indirectly observable.
●

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
Cenovus Energy shares,

our investments

in debt securities classified as available for sale,

and commodity
derivatives.

●

Level 1 derivative assets and liabilities primarily

represent exchange-traded futures and options that are
valued using unadjusted prices available from the

underlying exchange.

Level 1 also includes our
investment in common shares of Cenovus Energy, which is valued using quotes for shares on the NYSE,
and our investments in U.S. government obligations

classified as available for sale debt securities,

which
are valued using exchange prices.

●

Level 2 derivative assets and liabilities primarily

represent OTC swaps, options and forward purchase

and
sale contracts that are valued using adjusted exchange

prices, prices provided by brokers or pricing

service
companies that are all corroborated by market

data.

Level 2 also includes our investments

in debt
securities classified as available for sale including

investments in corporate bonds, commercial

paper, and
asset-backed securities that are valued using

pricing provided by brokers or pricing service

companies that
are corroborated with market data.

●

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
December 31, 2019 December 31, 2018
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Assets
Investment in Cenovus Energy $
2,111
-
-
2,111
1,462
-
-
1,462
Investments in debt securities
25
216
-
241
Commodity derivatives
172
114
36
322
236
181
33
450
Total assets $
2,308
330
36
2,674
1,698
181
33
1,912
Liabilities
Commodity derivatives $
174
115
22
311
225
145
30
400
Total liabilities $
174
115
22
311
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
Millions of Dollars
Amounts Subject to Right of Setoff
Gross Amounts Not Gross Net
Amounts Subject to Gross Amounts Amounts Cash Net
Recognized Right of Setoff
Amounts
Offset Presented Collateral Amounts
December 31, 2019
Assets $
322
3
319
193
126
4
122
Liabilities
311
4
307
193
114
12
102
December 31, 2018
Assets $
450
9
441
280
161
-
161
Liabilities
400
4
396
280
116
10
106
At December 31, 2019 and December 31, 2018,

we did not present any amounts gross on our consolidated
balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement
The following table summarizes the fair value

hierarchy by major category and date of

remeasurement for
assets accounted for at fair value on a non-recurring

basis:
Millions of Dollars
Fair Value Measurements Using
Fair Value
Level 1
Inputs
Level 2
Inputs
Level 3
Inputs
Before-Tax
Loss
Year

ended December 31, 2019
Net PP&E (held for sale)

November 30, 2019
$
194
194
-
-
351

December 31, 2019
166
166
-
-
28
Equity Method Investments

March 31, 2019
171
171
-
-
60

May 31, 2019
30
-
30
-
95
Year

ended December 31, 2018
Net PP&E (held for sale)

March 31, 2018
$
250
-
-
250
44

September 30, 2018
201
201
-
-
43

Net PP&E (held for sale)
Net PP&E held for sale was written down to fair

value, less costs to sell.

The fair value of each asset was

determined by its negotiated selling price (Level

1) or information gathered during marketing

efforts (Level 3).

For additional information see Note 5—Asset

Acquisitions and Dispositions.

Equity Method Investments
During 2019, certain equity method investments

were determined to have fair values below their

carrying
amounts, and the impairments were considered to

be other than temporary under the guidance of

FASB ASC
Topic 323.

During 2019, investments using Level 1 inputs

were written down to fair value, less costs to

sell,

determined by negotiated selling prices.

For additional information, see Note 5—Asset

Acquisitions and
Dispositions.

During 2019, an investment using Level 2 inputs

was determined to have a fair value below its
carrying value, and was written down to fair value.

For additional information, see Note 3—Variable Interest
Entities.

Reported Fair Values of Financial Instruments
We used the following methods and assumptions to estimate the fair value of financial instruments:

●

Cash and cash equivalents and short-term investments:

The carrying amount reported on the balance
sheet approximates fair value.

For those investments classified as available

for sale debt securities,
the carrying amount reported on the balance sheet

is fair value.
●

Accounts and notes receivable (including long-term

and related parties): The carrying amount
reported on the balance sheet approximates fair

value.

The valuation technique and methods used to
estimate the fair value of the current portion

of fixed-rate related party loans is consistent

with Loans
and advances—related parties.
●

Investment in Cenovus Energy shares: See Note 7—Investment

in Cenovus Energy for a discussion of
the carrying value and fair value of our investment

in Cenovus Energy shares.

●

Investments in debt securities classified as available

for sale: The fair value of investments in debt
securities categorized as Level 1 in the fair

value hierarchy is measured using exchange

prices.

The
fair value of investments in debt securities

categorized as Level 2 in the fair value hierarchy is
measured using pricing provided by brokers or

pricing service companies that are corroborated

with
market data.

See Note 14—Derivatives and Financial Instruments,

for additional information.

●

Loans and advances—related parties: The carrying

amount of floating-rate loans approximates

fair
value.

The fair value of fixed-rate loan activity is

measured using market observable data and is
categorized as Level 2 in the fair value hierarchy.

See Note 6—Investments, Loans and Long-Term
Receivables, for additional information.
●

Accounts payable (including related parties)

and floating-rate debt: The carrying amount of accounts
payable and floating-rate debt reported on the balance

sheet approximates fair value.

●

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
Millions of Dollars
Carrying Amount Fair Value
2019 2018 2019 2018
Financial assets
Investment in Cenovus Energy $
2,111
1,462
2,111
1,462
Commodity derivatives
125
170
125
170
Investments in debt securities
241
-
241
-
Total loans and advances—related parties
339
468
339
468
Financial liabilities
Total debt, excluding finance leases
14,175
14,191
18,108
16,147
Commodity derivatives
106
110
106
110

Commodity Derivatives
At December 31, 2019, commodity derivative

assets and liabilities are presented net with $
4

million in
obligations to return cash collateral and $
12

million of rights to reclaim cash collateral,

respectively.

At
December 31, 2018, commodity derivative assets

and liabilities are presented net with
no

obligations to return
cash collateral and $
10

million of rights to reclaim cash collateral,

respectively.

Note 16—Equity
Common Stock
The changes in our shares of common stock, as categorized

in the equity section of the balance sheet,

were:
Shares
2019 2018 2017
Issued
Beginning of year
1,791,637,434
1,785,419,175
1,782,079,107
Distributed under benefit plans
4,014,769
6,218,259
3,340,068
End of year
1,795,652,203
1,791,637,434
1,785,419,175
Held in Treasury
Beginning of year
653,288,213
608,312,034
544,809,771
Repurchase of common stock
57,495,601
44,976,179
63,502,263
End of year
710,783,814
653,288,213
608,312,034

Preferred Stock
We have authorized
500

million shares of preferred stock, par value

$
0.01

per share,
none

of which was issued
or outstanding at December 31, 2019 or 2018.

Noncontrolling Interests
At December 31, 2019 and 2018, we had $
69

million and $
125

million outstanding, respectively, of equity in
less-than-wholly owned consolidated subsidiaries

held by noncontrolling interest owners.

For both periods,
the amounts were related to the Darwin LNG

and Bayu-Darwin Pipeline operating joint

ventures we control.

Repurchase of Common Stock
As of December 31, 2019, we had announced a total

authorization to repurchase $
15

billion of our common
stock.

Repurchase of shares began in November 2016,

and totaled
168,553,141

shares at a cost of $
9,625
million, through December 31, 2019.

In February 2020, we announced that the

Board of Directors approved
an increase to our repurchase authorization

from $15 billion to $
25

billion, to support our plan for future share
repurchases.

Note 17—Non-Mineral Leases

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

Note 12—Guarantees.

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

As of December 31, 2018, $
420
million of finance lease assets (net of accumulated

DD&A) and $
688

million of finance lease liabilities were
recorded on our consolidated balance sheet

associated with these leases.

In accordance with the transition
provisions of ASC Topic 842, and since we have elected to adopt the package of optional transition-related
practical expedients, the historical accounting treatment

for these leases has been carried forward

and is subject
to reconsideration upon the modification or

other required reassessment of the arrangements

prior to lease term
expiration.

In connection with our adoption of ASC Topic 842, we have recorded on our consolidated balance sheet $
57
million of operating leases executed by investee

companies accounted for under the proportionate

consolidation method of accounting on a proportional

basis consistent with our ownership interest

in the
investee company.

The following tables summarize the finance leases

amounts that were reflected on our consolidated

balance
sheet as of December 31, 2018, the operating

leases impact of adopting ASC Topic 842, and the right-of-use asset and lease liability balances reflected for both

operating and finance leases on our consolidated

balance
sheet as of December 31, 2019:

Millions of Dollars
Carrying Amount
Operating
Leases
Finance
Leases
Amounts recognized in line items in our Consolidated
Balance Sheet upon adoption of ASC Topic 842
Right-of-Use Assets
Properties, plants and equipment
Gross $
1,044
Accumulated depreciation, depletion and amortization
(550)
Net properties, plants and equipment as of December

31, 2018
$
494
Adoption of ASC Topic 842 as of January 1, 2019 $
998
Lease Liabilities
Short-term debt $
79
Long-term debt
698
Total finance leases debt as of December 31, 2018 $
777
Adoption of ASC Topic 842 as of January 1, 2019 $
998
Amounts recognized in line items in our Consolidated
Balance Sheet at December 31, 2019
Right-of-Use Assets
Properties, plants and equipment
Gross $
1,039
Accumulated depreciation, depletion and amortization
(649)
Net properties, plants and equipment
*
$
390
Prepaid expenses and other current assets $
40
Other assets
896

* Includes proportionately consolidated finance lease assets (net of accumulated depreciation, depletion and amortization) of $
335

million.

Millions of Dollars
Carrying Amount
Operating
Leases
Finance
Leases
Lease Liabilities
Short-term debt
*
$
87
Other accruals $
347
Long-term debt
*
633
Other liabilities and deferred credits
585
Total lease liabilities $
932
$ 720

*
Short-term debt and long-term debt include proportionately consolidated finance lease liabilities of $
56

million and $
579

million, respectively.

The following table summarizes our lease costs

for 2019:
Millions of Dollars
2019
Lease Cost
*
Operating lease cost $
341
Finance lease cost
Amortization of right-of-use assets
99
Interest on lease liabilities
37
Short-term lease cost
**
77
Total lease cost
***
$
554

*The amounts presented in the table above have not been adjusted to reflect amounts recovered or reimbursed from oil and gas coventurers.

**Short-term leases are not recorded on our consolidated balance sheet.

Our future short-term lease commitments amount to $
31

million, of

which $
18

million is related to leases whose terms have not yet commenced as of December 31, 2019.
***Variable lease cost and sublease income are immaterial for the period presented and therefore are not included in the table above.

The following table summarizes the lease terms

and discount rates:
December 31, 2019
Lease Term and Discount Rate
Weighted-average term (years)
Operating leases
5.19
Finance leases
8.70
Weighted-average discount rate (percent)
Operating leases
3.10
Finance leases
5.53
The following table summarizes other lease information

for 2019:
Millions of Dollars
2019
Other Information
*
Cash paid for amounts included in the measurement

of lease liabilities
Operating cash flows from operating leases $
203
Operating cash flows from finance leases
27
Financing cash flows from finance leases
81
Right-of-use assets obtained in exchange for

operating lease liabilities
$
499
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

The following table summarizes future lease

payments for operating and finance leases

at December 31, 2019:
Millions of Dollars
Operating
Leases
Finance

Leases
Maturity of Lease Liabilities
2020 $
348
120
2021
247
104
2022
130
102
2023
82
88
2024
63
84
Remaining years
149
382
Total
*
1,019
880
Less: portion representing imputed interest
(87)
(160)
Total lease liabilities $
932
720
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
2019 $
118
2020
116
2021
100
2022
98
2023
87
Remaining years
453
Total
972
Less: portion representing imputed interest
(195)
Capital lease obligations $
777

At December 31, 2018, future undiscounted minimum

rental payments due under noncancelable operating
leases pursuant to ASC Topic 840 were:
Millions
of Dollars
2019 $
248
2020
425
2021
136
2022
319
2023
54
Remaining years
212
Total
1,394
Less: income from subleases
(7)
Net minimum operating lease payments $
1,387

For the years ended December 31, operating

lease rental expense pursuant to ASC Topic 840 was:
Millions of Dollars
2018 2017
Total rentals $
253
264
Less: sublease rentals
(16)
(20)
$
237
244

Note 18—Employee Benefit Plans

Pension and Postretirement Plans

An analysis of the projected benefit obligations

for our pension plans and accumulated benefit

obligations for
our postretirement health and life insurance plans

follows:
Millions of Dollars
Pension Benefits Other Benefits
2019 2018 2019 2018
U.S. Int’l. U.S. Int’l.
Change in Benefit Obligation
Benefit obligation at January 1 $
2,136
3,438
3,236
3,845
218
265
Service cost
79
69
83
81
1
1
Interest cost
79
97
99
107
8
8
Plan participant contributions
-
2
-
2
20
22
Plan amendments
-
-
-
7
-
-
Actuarial (gain) loss
278
387
(44)
(259)
27
(10)
Benefits paid
(253)
(147)
(507)
(143)
(59)
(67)
Curtailment
-
(69)
(4)
(3)
-
-
Settlement
-
-
(730)
-
-
-
Recognition of termination benefits
-
1
3
-
-
-
Foreign currency exchange rate change
-
102
-
(199)
1
(1)
Benefit obligation at December 31* $
2,319
3,880
2,136
3,438
216
218
*Accumulated benefit obligation portion of above at

December 31:
$
2,161
3,594
1,969
3,066
Change in Fair Value of Plan Assets
Fair value of plan assets at January 1 $
1,336
3,358
2,541
3,647
-
-
Actual return on plan assets
273
529
(112)
(106)
-
-
Company contributions
235
464
144
156
39
45
Plan participant contributions
-
2
-
2
20
22
Benefits paid
(253)
(147)
(507)
(143)
(59)
(67)
Settlement
-
-
(730)
-
-
-
Foreign currency exchange rate change
-
100
-
(198)
-
-
Fair value of plan assets at December 31 $
1,591
4,306
1,336
3,358
-
-
Funded Status $
(728)
426
(800)
(80)
(216)
(218)

Millions of Dollars
Pension Benefits Other Benefits
2019 2018 2019 2018
U.S. Int’l. U.S. Int’l.
Amounts Recognized in the
Consolidated Balance Sheet at
December 31
Noncurrent assets $
-
765
-
232
-
-
Current liabilities
(21)
(6)
(59)
(4)
(42)
(44)
Noncurrent liabilities
(707)
(333)
(741)
(308)
(174)
(174)
Total recognized $
(728)
426
(800)
(80)
(216)
(218)
Weighted-Average Assumptions Used to
Determine Benefit Obligations at
December 31
Discount rate
3.25
%
2.35
4.25
3.05
3.10
4.05
Rate of compensation increase
4.00
3.35
4.00
3.65
-
Weighted-Average Assumptions Used to
Determine Net Periodic Benefit Cost for
Years

Ended December 31
Discount rate
3.95
%
2.90
3.80
2.90
4.05
3.30
Expected return on plan assets
5.80
4.10
5.80
4.30
-
Rate of compensation increase
4.00
3.65
4.00
3.75
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
Millions of Dollars
Pension Benefits Other Benefits
2019 2018 2019 2018
U.S. Int’l. U.S. Int’l.
Unrecognized net actuarial (gain) loss $
479
227
516
310
8
(21)
Unrecognized prior service cost (credit)
-
(2)
-
(4)
(183)
(216)

Millions of Dollars
Pension Benefits Other Benefits
2019 2018 2019 2018
U.S. Int’l. U.S. Int’l.
Sources of Change in Other
Comprehensive Income (Loss)
Net gain (loss) arising during the period $
(79)
51
(177)
17
(27)
10
Amortization of actuarial (gain) loss included
in income (loss)*
116
32
249
31
(2)
(1)
Net change during the period $
37
83
72
48
(29)
9
Prior service credit (cost) arising during the
period $
-
-
-
(7)
-
-
Amortization of prior service cost (credit)
included in income (loss)
-
(2)
-
(5)
(33)
(35)
Net change during the period $
-
(2)
-
(12)
(33)
(35)
*Includes settlement losses recognized in 2019 and 2018.

Included in accumulated other comprehensive

loss at December 31, 2019, were the following

before-tax
amounts that are expected to be amortized into

net periodic benefit cost during 2020:
Millions of Dollars
Pension Other
Benefits Benefits
U.S. Int’l.
Unrecognized net actuarial (gain) loss $
50
23
1
Unrecognized prior service credit
-
(2)
(31)

For our tax-qualified pension plans with projected

benefit obligations in excess of plan

assets, the projected
benefit obligation, the accumulated benefit obligation,

and the fair value of plan assets were $
2,073

million,
$
1,919

million, and $
1,635

million, respectively, at December 31, 2019, and $
1,871

million, $
1,737

million,
and $
1,373

million, respectively, at December 31, 2018.

For our unfunded nonqualified key employee supplemental

pension plans, the projected benefit obligation and
the accumulated benefit obligation were $
601

million and $
542

million, respectively, at December 31, 2019,
and were $
586

million and $
504

million, respectively, at December 31, 2018.

The components of net periodic benefit cost of

all defined benefit plans are presented in

the following table:
Millions of Dollars
Pension Benefits Other Benefits
2019 2018 2017 2019 2018 2017
U.S. Int’l. U.S. Int’l. U.S. Int’l.
Components of Net
Periodic Benefit Cost
Service cost $
79
69
83
81
89
77
1
1
2
Interest cost
79
97
99
107
118
103
8
8
9
Expected return on plan
assets
(74)
(138)
(114)
(155)
(132)
(158)
-
-
-
Amortization of prior
service cost (credit)
-
(2)
-
(5)
4
(6)
(33)
(35)
(36)
Recognized net actuarial
loss (gain)
54
32
53
31
69
50
(2)
(1)
(3)
Settlements
62
-
196
-
131
-
-
-
-
Net periodic benefit cost $
200
58
317
59
279
66
(26)
(27)
(28)

The components of net periodic benefit cost, other

than the service cost component, are included

in the “Other
expenses” line item on our consolidated income statement.

In 2018, we purchased a group annuity contract

from Prudential and transferred $
730

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

We recognized pension settlement losses of $
62

million in 2019, $
196

million in 2018, and $
131

million in
2017 as lump-sum benefit payments from certain

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
$
43

million, resulting in a corresponding decrease

to other comprehensive income.

This is primarily a result of
a decrease in the discount rate from
2.90

percent at December 31, 2018 to
1.80

percent at September 30, 2019
offset by a decrease in the pension benefit obligation from

curtailment.

In determining net pension and other postretirement

benefit costs, we amortize prior service costs

on a straight-
line basis over the average remaining service period

of employees expected to receive benefits

under the plan.

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
2020 that declines to
5

percent by
2028
.

The measurement of the U.S. post-65 retiree

medical accumulated
postretirement benefit obligation assumes an ultimate

health care cost trend rate of
4

percent achieved in 2020

that increases to
5

percent by
2028
.

A one-percentage-point change in the assumed

health care cost trend rate
would be immaterial to ConocoPhillips.

Plan Assets
—We follow a policy of broadly diversifying pension plan assets across asset classes and
individual holdings.

As a result, our plan assets have no significant

concentrations of credit risk.

Asset classes
that are considered appropriate include U.S. equities,

non-U.S. equities, U.S. fixed income, non-U.S. fixed
income, real estate and private equity investments.

Plan fiduciaries may consider and add other

asset classes to
the investment program from time to time.

The target allocations for plan assets are
37

percent equity
securities,
56

percent debt securities,
6

percent real estate and
1

percent other.

Generally, the plan investments
are publicly traded, therefore minimizing liquidity

risk in the portfolio.

The following is a description of the valuation methodologies used for the pension plan assets.

There have
been no changes in the methodologies used at

December 31, 2019 and 2018.
●

Fair values of equity securities and government

debt securities categorized in Level 1 are primarily
based on quoted market prices in active markets

for identical assets and liabilities.
●

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

●

Fair values of investments in common/collective

trusts are determined by the issuer of each fund
based on the fair value of the underlying assets.
●

Fair values of mutual funds are based on quoted

market prices, which represent the net asset

value of
shares held.
●

Time deposits are valued at cost, which approximates fair

value.
●

Cash is valued at cost, which approximates fair

value.

Fair values of international cash equivalents
categorized in Level 2 are valued using observable

yield curves, discounting and interest

rates.

U.S.
cash balances held in the form of short-term

fund units that are redeemable at the measurement

date
are categorized as Level 2.
●

Fair values of exchange-traded derivatives classified

in Level 1 are based on quoted market prices.

For other derivatives classified in Level 2, the values

are generally calculated from pricing models
with market input parameters from third-party

sources.
●

Fair values of insurance contracts are valued at the

present value of the future benefit payments owed
by the insurance company to the plans’ participants.
●

Fair values of real estate investments are valued

using real estate valuation techniques

and other
methods that include reference to third-party sources

and sales comparables where available.

●

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
obligations.

At December 31, 2019, the participating interest

in the annuity contract was valued at
$
95

million and consisted of $
235

million in debt securities, less $
140

million for the accumulated
benefit obligation covered by the contract.

At December 31, 2018, the participating interest

in the
annuity contract was valued at $
84

million and consisted of $
228

million in debt securities, less

$
144
million for the accumulated benefit obligation

covered by the contract.

The net change from 2018 to
2019 is due to an increase in the fair value of the

underlying investments of $
7

million offset by a
decrease in the present value of the contract obligation

of $
4

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

December 31, by asset class were as follows:
Millions of Dollars
U.S. International
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
2019
Equity securities
U.S. $
94
-
7
101
435
-
-
435
International
98
-
-
98
266
-
-
266
Mutual funds
93
-
-
93
245
267
-
512
Debt securities
Government
-
-
-
-
1,412
-
-
1,412
Corporate
-
2
-
2
-
-
-
-
Mutual funds
-
-
-
-
392
-
-
392
Cash and cash equivalents
-
-
-
-
98
-
-
98
Derivatives
-
-
-
-
11
-
-
11
Real estate
-
-
-
-
-
-
132
132
Total in fair value hierarchy $
285
2
7
294
2,859
267
132
3,258
Investments measured at net asset value*
Equity securities
Common/collective trusts $ - - -
457
- - -
167
Debt securities
Common/collective trusts - - -
637
- - -
760
Cash and cash equivalents - - -
25
- - -
-
Real estate - - -
83
- - -
112
Total** $
285
2
7
1,496
2,859
267
132
4,297

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

Fair Value of Plan Assets.
**Excludes the participating interest in the insurance annuity contract with a net asset of $
95

million and net receivables related to security

transactions of $
9

million.

The fair values of our pension plan assets at

December 31, by asset class were as follows:
Millions of Dollars
U.S. International
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
2018
Equity securities
U.S. $
74
-
20
94
371
-
-
371
International
80
-
-
80
241
-
-
241
Mutual funds
76
-
-
76
213
181
-
394
Debt securities
Government
-
-
-
-
889
-
-
889
Corporate
-
2
-
2
-
-
-
-
Mutual funds
-
-
-
-
363
-
-
363
Cash and cash equivalents
-
-
-
-
71
-
-
71
Time deposits
-
-
-
-
6
-
-
6
Derivatives
-
-
-
-
(17)
-
-
(17)
Real estate
-
-
-
-
-
-
124
124
Total in fair value hierarchy $
230
2
20
252
2,137
181
124
2,442
Investments measured at net asset value*
Equity securities
Common/collective trusts $ - - -
364
- - -
153
Debt securities
Common/collective trusts - - -
548
- - -
641
Cash and cash equivalents - - -
5
- - -
-
Real estate - - -
80
- - -
109
Total** $
230
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

Fair Value of Plan Assets.
**Excludes the participating interest in the insurance annuity contract with a net asset of $
84

million and net receivables related to security

transactions of $
16

million.

Level 3 activity was not material for all

periods.

Our funding policy for U.S. plans is to contribute

at least the minimum required by the Employee

Retirement
Income Security Act of 1974 and the Internal

Revenue Code of 1986, as amended.

Contributions to foreign
plans are dependent upon local laws and tax regulations.

In 2020, we expect to contribute approximately $
350
million to our domestic qualified and nonqualified

pension and postretirement benefit plans and $
90

million to
our international qualified and nonqualified

pension and postretirement benefit plans.

The following benefit payments, which are exclusive

of amounts to be paid from the insurance annuity

contract
and which reflect expected future service, as appropriate,

are expected to be paid:
Millions of Dollars
Pension Other
Benefits Benefits
U.S. Int’l.
2020 $
447
150
32
2021
270
156
29
2022
250
158
27
2023
217
163
24
2024
220
170
22
2025–2029
822
927
64

Severance Accrual
The following table summarizes our severance accrual

activity for the year ended December 31, 2019:

Millions of Dollars
Balance at December 31, 2018 $
48
Accruals
(1)
Benefit payments
(24)
Balance at December 31, 2019 $
23

Of the remaining balance at December 31, 2019,

$
5

million is classified as short-term.

Defined Contribution Plans
Most U.S. employees are eligible to participate

in the ConocoPhillips Savings Plan (CPSP).

Employees can
deposit up to
75

percent of their eligible pay, subject to statutory limits, in the CPSP to a choice of
approximately
17

investment options.

Employees who participate in the CPSP and contribute
1

percent of
their eligible pay receive a
6

percent company cash match with a potential

company discretionary cash
contribution of up to
6

percent.

Effective January 1, 2019, new employees, rehires, and

employees that elected
to opt out of Title II are eligible to receive a CRC of
6

percent of eligible pay into their CPSP.

After
three
years

of service with the company, the employee is
100

percent vested in any CRC.

Company contributions
charged to expense for the CPSP and predecessor plans

were $
82

million in 2019, $
82

million in 2018, and
$
77

million in 2017.

We have several defined contribution plans for our international employees, each with its own terms and
eligibility depending on location.

Total compensation expense recognized for these international plans was approximately $
30

million in 2019, $
31

million in 2018, and $
35

million in 2017.

Share-Based Compensation Plans
The 2014 Omnibus Stock and Performance Incentive

Plan of ConocoPhillips (the Plan) was approved

by
shareholders in May 2014.

Over its
10
-year life, the Plan allows the issuance of

up to
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

Compensation Expense —Total share-based compensation expense recognized in income (loss) and the associated tax benefit for the years ended

December 31 were as follows:
Millions of Dollars
2019 2018 2017
Compensation cost $
274
265
227
Tax benefit
71
64
76

Stock Options —
Stock options granted under the provisions of the Plan and prior plans permit purchase of our common stock at exercise prices equivalent to the average fair market value of ConocoPhillips common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably, with one-
third of the options awarded vesting and becoming exercisable on each anniversary date following the date of grant. Options awarded to certain employees already eligible for retirement vest within six months of the grant date, but those options do not become exercisable until the end of the normal vesting period. Beginning in
2018, stock option grants were discontinued and replaced with three-year, time-vested restricted stock units which generally will be cash-settled.

The fair market values of the options granted in

2017 were measured on the date of grant

using the
Black-Scholes-Merton option-pricing model.

The weighted-average assumptions used were as follows:
2017
Assumptions used
Risk-free interest rate
2.24
%
Dividend yield
4.00
%
Volatility

factor
28.12
%
Expected life (years)
6.39

There were no ranges in the assumptions used to

determine the fair market values of our options

granted in
2017.

We believe our historical volatility for periods prior to the 2012 separation of our

Downstream businesses is no
longer relevant in estimating expected volatility.

For 2017,

expected volatility was based on the weighted-
average blend of the company’s historical stock price volatility from

May 1, 2012 (the date of separation of our

Downstream businesses) through the stock option

grant date and the average historical

stock price volatility of
a group of peer companies for the expected term

of the options.

The following summarizes our stock option activity

for the year ended December 31, 2019:
Millions of Dollars
Weighted-Average Aggregate
Options Exercise Price Intrinsic Value
Outstanding at December 31, 2018
19,379,677
$
52.88
$
214
Exercised
(1,339,480)
36.28
39
Forfeited
-
Expired or cancelled
-
Outstanding at December 31, 2019
18,040,197
$
54.11
$
206
Vested at December 31, 2019
17,922,026
$
54.14
$
205
Exercisable at December 31, 2019
17,172,815
$
54.33
$
194

The weighted-average remaining contractual term

of outstanding options, vested options and exercisable
options at December 31, 2019, was
4.43

years,
4.41

years and
4.29

years, respectively.

The weighted-average
grant date fair value of stock option awards granted

during 2017 was $
9.18
.

The aggregate intrinsic value of
options exercised was $
94

million in 2018 and $
4

million in 2017.

During 2019, we received $
49

million in cash and realized a tax benefit

of $
13

million from the exercise of
options.

At December 31, 2019, the remaining unrecognized

compensation expense from unvested options
was
zero
.

Stock Unit Program—
Generally, restricted stock units are granted annually under the provisions of the Plan and vest in an aggregate installment on the third anniversary of the grant date. In addition, restricted stock units granted under the Plan for a variable long-term incentive program vest ratably in three equal annual installments beginning on the first anniversary of the grant date. Restricted stock units are also granted ad hoc to attract or retain key personnel, and the terms and conditions under which these restricted stock units vest vary by award
.

Stock-Settled
Upon vesting, these restricted stock units are settled by issuing one share of ConocoPhillips common stock per unit. Units awarded to retirement eligible employees vest six months from the grant date; however, those units are not issued as common stock until the earlier of separation from the company or the end of the regularly scheduled vesting period. Until issued as stock, most recipients of the restricted stock units receive a quarterly cash payment of a dividend equivalent that is charged to retained earnings. The grant date fair market value of these restricted stock units is deemed equal to the average ConocoPhillips stock price on the grant date. The grant date fair market value of units that do not receive a dividend equivalent while unvested is deemed equal to the average ConocoPhillips stock price on the grant date, less the net present value of the dividends that will not be received
.

The following summarizes our stock-settled stock

unit activity for the year ended December

31, 2019:
Weighted-Average Millions of Dollars
Stock Units Grant Date Fair Value Total Fair Value
Outstanding at December 31, 2018
7,546,973
$
43.41
Granted
2,045,503
67.77
Forfeited
(99,748)
62.93
Issued
(3,269,682)
34.32
$
225
Outstanding at December 31, 2019
6,223,046
$
55.99
Not Vested at December 31, 2019
4,185,141
56.17

At December 31, 2019,

the remaining unrecognized compensation

cost from the unvested stock-settled units
was $
93

million, which will be recognized over

a weighted-average period of
1.71

years, the longest period
being
2.73

years.

The weighted-average grant date fair value

of stock unit awards granted during 2018 and
2017 was $
52.45

and $
48.77
, respectively.

The total fair value of stock units issued during

2018 and 2017 was
$
154

million and $
159

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

The following summarizes our cash-settled stock

unit activity for the year ended December 31, 2019:
Weighted-Average Millions of Dollars
Stock Units Grant Date Fair Value Total Fair Value
Outstanding at December 31, 2018
376,608
$
62.21
Granted
319,552
68.20
Forfeited
(6,914)
61.35
Issued
(92,255)
61.61
$
6
Outstanding at December 31, 2019
596,991
$
64.54
Not Vested at December 31, 2019
153,457
64.54

At December 31, 2019,

the remaining unrecognized compensation

cost from the unvested cash-settled units
was $
5

million, which will be recognized over a

weighted-average period of
1.70

years, the longest period
being
2.12

years.

The weighted-average grant date fair value

of stock unit awards granted during 2018

was
$
53.68
.

The total fair value of stock units issued during

2018 was $
1

million.

Performance Share Program
—Under the Plan, we also annually grant restricted

performance share units
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

Share Program activity for the year ended
December 31, 2019:
Weighted-Average Millions of Dollars
Stock Units Grant Date Fair Value Total Fair Value
Outstanding at December 31, 2018
2,335,542
$
50.45
Granted
77,841
68.90
Forfeited
-
Issued
(388,559)
53.66
$
25
Outstanding at December 31, 2019
2,024,824
$
50.55
Not Vested at December 31, 2019
15,616
$
47.80

At December 31, 2019,

the remaining unrecognized compensation

cost from unvested stock-settled
performance share awards was
zero
.

The weighted-average grant date fair value of

stock-settled PSUs granted
during 2018 and 2017 was $
53.28

and $
49.76
, respectively.

The total fair value of stock-settled PSUs issued
during 2018 and 2017 was $
29

million and $
57

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
December 31, 2019:
Weighted-Average Millions of Dollars
Stock Units Grant Date Fair Value Total Fair Value
Outstanding at December 31, 2018
1,131,007
$
62.21
Granted
1,958,043
68.90
Forfeited
-
Settled
(2,479,776)
69.10
$
171
Outstanding at December 31, 2019
609,274
$
64.54
Not Vested at December 31, 2019
38,487
$
64.54

At December 31, 2019,

the remaining unrecognized compensation

cost from unvested cash-settled
performance share awards was
zero
.

The weighted-average grant date fair value of

cash-settled PSUs granted
during 2018 and 2017 was $
53.28

and $
49.76
, respectively.

The total fair value of cash-settled performance
share awards settled during 2018 and 2017

was $
22

million and $
24

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

Other
—In addition to the above active programs,

we have outstanding shares of restricted stock and

restricted
stock units that were either issued as part of

our non-employee director compensation program

for current and
former members of the company’s Board of Directors or as part of an executive compensation program that
has been discontinued.

Generally, the recipients of the restricted shares or units receive a quarterly dividend

or
dividend equivalent.

The following summarizes the aggregate activity

of these restricted shares and units for the

year ended
December 31, 2019:
Weighted-Average Millions of Dollars
Stock Units Grant Date Fair Value Total Fair Value
Outstanding at December 31, 2018
1,107,315
$
46.57
Granted
64,063
63.58
Cancelled
(2,307)
23.73
Issued
(177,163)
49.23
$
11
Outstanding at December 31, 2019
991,908
$
47.24

At December 31, 2019, all outstanding restricted

stock and restricted stock units were fully vested

and there
was
no

remaining compensation cost to be recorded.

The weighted-average grant date fair value of awards
granted during 2018 and 2017 was $
62.01

and $
48.87
, respectively.

The total fair value of awards issued
during 2018 and 2017 was $
17

million and $
4

million, respectively.

Note 19—Income Taxes
Income taxes charged to net income (loss) were:
Millions of Dollars
2019 2018 2017
Income Taxes
Federal
Current $
18
4
79
Deferred
(113)
545
(3,046)
Foreign
Current
2,545
3,273
1,729
Deferred
(323)
(166)
(510)
State and local
Current
148
108
51
Deferred
(8)
(96)
(125)
$
2,267
3,668
(1,822)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of
assets and liabilities for financial reporting purposes

and the amounts used for tax purposes.

Major components
of deferred tax liabilities and assets at December

31 were:
Millions of Dollars
2019 2018
Deferred Tax Liabilities
PP&E and intangibles $
8,660
8,004
Inventory
35
60
Deferred state income tax
-
61
Other
234
156
Total deferred tax liabilities
8,929
8,281
Deferred Tax Assets
Benefit plan accruals
542
641
Asset retirement obligations and accrued environmental

costs
2,339
2,891
Investments in joint ventures
1,722
104
Other financial accruals and deferrals
777
330
Loss and credit carryforwards
8,968
2,378
Other
345
398
Total deferred tax assets
14,693
6,742
Less: valuation allowance
(10,214)
(3,040)
Net deferred tax assets
4,479
3,702
Net deferred tax liabilities $
4,450
4,579

At December 31, 2019, noncurrent assets and liabilities

included deferred taxes of $
184

million and
$
4,634

million, respectively.

At December 31, 2018, noncurrent assets and liabilities

included deferred taxes
of $
442

million and $
5,021

million, respectively.

At December 31, 2019, the components of

our loss and credit carryforwards before and

after consideration of
the applicable valuation allowances were:
Millions of Dollars
Net Deferred Expiration of
Gross Deferred Tax Asset After Net Deferred
Tax Asset Valuation Allowance Tax Asset
U.S. foreign tax credits $
7,696
14
2028
U.S. general business credits
250
250
2036-2038
U.S. capital loss
202
32
2024
State net operating losses and tax credits
370
50
Various
Foreign net operating losses and tax credits
450
413
Post 2025
$
8,968
759

Valuation

allowances have been established to reduce

deferred tax assets to an amount that will,

more likely
than not, be realized.

During 2019, valuation allowances increased a total

of $
7,174

million.

The increase
primarily relates to deferred tax assets recognized

during 2019 as a result of the finalization of rules

related to
the U.S. Tax Cuts and Jobs Act (Tax Legislation including ongoing issuance of tax regulations related to such legislation), as further discussed below.

Based on our historical taxable income, expectations

for the future,
and available tax-planning strategies, management

expects deferred tax assets, net of valuation

allowance, will
primarily be realized as offsets to reversing deferred tax

liabilities.

On December 2, 2019, the Internal Revenue Service

finalized foreign tax credit regulations related

to the 2017
Tax Cuts and Jobs Act.

Due to the finalization of these regulations, in the

fourth quarter of 2019 we
recognized $
151

million of net deferred tax assets.

Correspondingly, we recorded $
6,642

million of existing
foreign tax credit carryovers where recognition

was previously considered to be remote.

Present legislation
still makes their realization unlikely and therefore

these credits have been offset with a full valuation
allowance.

At December 31, 2019, unremitted income

considered to be permanently reinvested in

certain foreign
subsidiaries and foreign corporate joint ventures

totaled approximately $
4,196

million.

Deferred income taxes
have not been provided on this amount, as

we do not plan to initiate any action that would

require the payment
of income taxes.

The estimated amount of additional tax, primarily

local withholding tax, that would be
payable on this income if distributed is approximately

$
210

million.

The following table shows a reconciliation

of the beginning and ending unrecognized tax

benefits for 2019,
2018 and 2017:
Millions of Dollars
2019 2018 2017
Balance at January 1 $
1,081
882
381
Additions based on tax positions related to the current

year
9
268
612
Additions for tax positions of prior years
120
43
109
Reductions for tax positions of prior years
(22)
(73)
(129)
Settlements
(9)
(35)
(5)
Lapse of statute
(2)
(4)
(86)
Balance at December 31 $
1,177
1,081
882

Included in the balance of unrecognized tax benefits

for 2019, 2018 and 2017 were $
1,100

million,
$
1,081

million and $
882

million, respectively, which, if recognized, would impact our effective tax rate.

The
balance of the unrecognized tax benefits increased

in 2019 mainly due to the treatment of our

PDVSA
settlement. The balance of the unrecognized tax

benefits increased in 2018 mainly due to the

treatment of
distributions from certain foreign subsidiaries.

The balance of unrecognized tax benefits

increased in 2017
mainly due to the recognition of a U.S. worthless securities deduction that we do not believe will generate a
cash tax benefit.

See Note 13—Contingencies and Commitments,

for more information on the PDVSA
settlement.

At December 31, 2019, 2018 and 2017, accrued liabilities

for interest and penalties totaled $
42

million,
$
45

million and $
54

million, respectively, net of accrued income taxes.

Interest and penalties resulted in a
benefit to earnings of $
3

million in 2019, a benefit to earnings

of $
4

million in 2018, and
no

impact to earnings
in 2017.

We file tax returns in the U.S. federal jurisdiction and in many foreign and state jurisdictions.

Audits in major
jurisdictions are generally complete as follows:

U.K. (2015), Canada (2014), U.S. (2014)

and Norway (2018).

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
Millions of Dollars Percent of Pre-Tax Income (Loss)
2019 2018 2017 2019 2018 2017
Income (loss) before income taxes
United States $
4,704
2,867
(5,250)
49.4
%
28.7
200.8
Foreign
4,820
7,106
2,635
50.6
71.3
(100.8)
$
9,524
9,973
(2,615)
100.0
%
100.0
100.0
Federal statutory income tax $
2,000
2,095
(915)
21.0
%
21.0
35.0
Non-U.S. effective tax rates
1,399
1,766
625
14.7
17.7
(23.9)
Tax Legislation
-
(10)
(852)
-
(0.1)
32.6
Canada disposition
-
-
(1,277)
-
-
48.8
U.K. disposition
(732)
(150)
-
(7.7)
(1.5)
-
Recovery of outside basis
(77)
(21)
(962)
(0.8)
(0.2)
36.8
Adjustment to tax reserves
9
(4)
881
0.1
-
(33.7)
Adjustment to valuation allowance
(225)
(26)
-
(2.4)
(0.3)
-
APLNG impairment
-
-
834
-
-
(31.9)
State income tax
123
135
(84)
1.3
1.4
3.2
Malaysia Deepwater Incentive
(164)
-
-
(1.7)
-
-
Enhanced oil recovery credit
(27)
(99)
(68)
(0.3)
(1.0)
2.6
Other
(39)
(18)
(4)
(0.4)
(0.2)
0.2
$
2,267
3,668
(1,822)
23.8
%
36.8
69.7

Our effective tax rate for 2019 was favorably impacted

by the sale of two of our U.K. subsidiaries.

The
disposition generated a before-tax gain of more than

$
1.7

billion with an associated tax benefit of $
335
million. The disposition generated a U.S. capital

loss of approximately $
2.1

billion which has generated a U.S.
tax benefit of approximately $
285

million. The remaining U.S. capital loss

has been recorded as a deferred tax
asset fully offset with a valuation allowance.

See Note 5—Asset Acquisitions and Dispositions,

for additional
information on the disposition.

During the third quarter of 2019, we received final

partner approval in Malaysia Block G to claim

certain
deepwater tax credits. As a result, we recorded

an income tax benefit of $
164

million.

The decrease in the effective tax rate for 2018 was primarily due to the impact of the Clair Field disposition

in
the U.K. and our overall income position, partially

offset by our mix of income among taxing jurisdictions.

Our effective tax rate for 2018 was favorably impacted

by the sale of a U.K. subsidiary to BP.

The subsidiary
held 16.5 percent of our 24 percent interest

in the BP-operated Clair Field in the U.K.

The disposition
generated a before-tax gain of $
715

million with no associated tax cost.

See Note 5—Asset Acquisitions and
Dispositions,

for additional information on the disposition.

Tax Legislation was enacted in the U.S. on December 22, 2017, reducing the

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

As of December 31,
2018, we had completed our accounting for all the

enactment-date income tax effects of Tax Legislation.

As
further discussed below, during 2018, we recognized adjustments of $
10

million to the provisional amounts
recorded at December 31, 2017, and included these

adjustments as a component

of income tax provision.

Provisional Amounts—Foreign tax effects
The one-time transition tax is based on our total

post-1986 earnings, the tax on which we previously

deferred
from U.S. income taxes under U.S. law.

We estimated at December 31, 2017, that we would not incur a one-
time transition tax.

Upon further analyses of Tax Legislation and Notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue

Service, we finalized our calculations of the
transition tax liability during 2018.

Based upon this analysis, we did not incur a

one-time transition tax.

As a result of the Tax Legislation, we removed the indefinite reinvestment assertion on one of our foreign
subsidiaries and recorded a tax expense of $
56

million in the fourth quarter of 2017.

Deferred tax assets and liabilities
As of December 31, 2017, we remeasured certain deferred

tax assets and liabilities based on the rates at

which
they were expected to reverse in the future (which

was generally 21 percent), by recording a provisional
amount of $
908

million.

Upon further analysis of certain aspects of

Tax Legislation and refinement of our
calculations during the 12 months ended December

31, 2018, we adjusted our provisional amount by

$
10
million, which is included as a component of income

tax expense.

Global intangible low-taxed income (GILTI)

We have elected to account for GILTI

in the year the tax is incurred.

For 2019 and 2018,

the current-year U.S.
income tax impact related to GILTI activities is immaterial.

Our effective tax rate in 2017 was favorably impacted

by a tax benefit of $
1,277

million related to the Canada
disposition.

This tax benefit was primarily associated with

a deferred tax recovery related to the Canadian
capital gains exclusion component of the 2017

Canada disposition and the recognition

of previously
unrealizable Canadian capital asset tax basis.

The Canada disposition, along with the

associated restructuring
of our Canadian operations, may generate an additional

tax benefit of $
822

million.

However, since we
believe it is not likely we will receive a corresponding

cash tax savings, this $
822

million benefit has been
offset by a full tax reserve.

See Note 5—Asset Acquisitions and Dispositions

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

For 2019, 2018 and 2017, before consideration

of unrecorded tax benefits discussed above,
the amount of the tax benefit was $
9

million, $
36

million and $
962

million, respectively.

Note 20—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the

equity section of the balance sheet included:
Millions of Dollars
Defined
Benefit Plans
Net
Unrealized
Loss on
Securities
Foreign
Currency
Translation
Accumulated
Other
Comprehensive
Loss
December 31, 2016 $
(547)
-
(5,646)
(6,193)
Other comprehensive income (loss)
147
(58)
586
675
December 31, 2017
(400)
(58)
(5,060)
(5,518)
Other comprehensive income (loss)
39
-
(642)
(603)
Cumulative effect of adopting ASU No. 2016-01* -
58
-
58
December 31, 2018
(361)
-
(5,702)
(6,063)
Other comprehensive income
51
-
695
746
Cumulative effect of adopting ASU No. 2018-02**
(40)
- -
(40)
December 31, 2019 $
(350)
-
(5,007)
(5,357)

*We adopted ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Liabilities," beginning

January 1, 2018.

**See Note 2
—
Changes in Accounting Principles for additional information.
During 2019, we recognized $
483

million of foreign currency translation adjustments

related to the completion
of our sale of two ConocoPhillips U.K. subsidiaries.

For additional information related to this

disposition, see
Note 5—Asset Acquisitions and Dispositions.
There were no items within accumulated other comprehensive

loss related to noncontrolling interests.
The following table summarizes reclassifications

out of accumulated other comprehensive loss during

the years
ended December 31:
Millions of Dollars
2019 2018
Defined Benefit Plans $
88
189
Above amounts are included in the computation of net periodic benefit cost

and

are presented net of tax expense of: $
23
50
See Note 18—Employee Benefit Plans, for additional information.

Note 21—Cash Flow Information
Millions of Dollars
2019 2018 2017
Noncash Investing Activities
Increase (decrease) in PP&E related to an increase

(decrease) in asset
retirement obligations $
205
395
(37)
Increase (decrease) in assets and liabilities

acquired in a nonmonetary
exchange*
Accounts receivable
-
(44)
-
Inventories
-
42
-
Investments and long-term receivables
-
15
-
PP&E
-
1,907
-
Other long-term assets
-
(9)
-
Accounts payable
-
7
-
Accrued income and other taxes
-
40
-
Cash Payments
Interest $
810
772
1,163
Income taxes
2,905
2,976
1,168
Net Sales (Purchases) of Investments
Short-term investments purchased $
(4,902)
(1,953)
(6,617)
Short-term investments sold
2,138
3,573
4,827
Investments and long-term receivables purchased
(146)
-
-
$
(2,910)
1,620
(1,790)
*See Note 5—Asset Acquisitions and Dispositions.

The following items are included in the “Cash

Flows from Operating Activities” section

of our consolidated
cash flows.

We collected $
330

million and $
430

million in 2019 and 2018, respectively, from PDVSA under a settlement agreement related to an award issued by the ICC

Tribunal in 2018.

We collected $
262

million and $
75

million
from Ecuador in 2018 and 2017, respectively, as installment payments related to an agreement reached with
Ecuador in 2017.

For more information on these settlements,

see Note 13—Contingencies and Commitments.

In 2019, we made a $
324

million contribution to our U.K. pension plan.

We made discretionary payments to
our domestic qualified pension plan of $
120

million and $
600

million in 2018 and 2017, respectively.

In 2017, we recognized a $
180

million adverse cash impact from the settlement

of cross-currency swap
transactions.

Note 22—Other Financial Information
Millions of Dollars
2019 2018 2017
Interest and Debt Expense
Incurred
Debt $
799
838
1,114
Other
36
67
103
835
905
1,217
Capitalized
(57)
(170)
(119)
Expensed $
778
735
1,098
Other Income
Interest income $
166
97
112
Unrealized gains (losses) on Cenovus Energy common shares*
649
(437)
-
Other, net
543
513
417
$
1,358
173
529
*See Note 7—Investment in Cenovus Energy, for additional information.
Research and Development Expenditures —expensed $
82
78
100
Shipping and Handling Costs $
1,008
1,075
1,050
Foreign Currency Transaction (Gains) Losses —after-tax
Alaska $
-
-
-
Lower 48
-
-
-
Canada
5
(11)
3
Europe and North Africa
-
(26)
7
Asia Pacific and Middle East
31
3
23
Other International
1
-
1
Corporate and Other
21
21
(3)
$
58
(13)
31

Millions of Dollars
2019 2018
Properties, Plants and Equipment
Proved properties $
88,284
*
100,657
Unproved properties
3,980
*
4,662
Other
5,482
5,278
Gross properties, plants and equipment
97,746
110,597
Less: Accumulated depreciation, depletion and amortization (55,477) * (64,899)
Net properties, plants and equipment $
42,269
45,698
*Excludes assets classified as held for sale at December 31,

2019.

See Note 5
—
Asset Acquisitions and Dispositions, for additional information.

Note 23—Related Party Transactions
Our related parties primarily include equity method

investments and certain trusts for the benefit

of employees.
Significant transactions with our equity affiliates

were:

Millions of Dollars
2019 2018 2017
Operating revenues and other income $
89
98
107
Purchases
38
98
99
Operating expenses and selling, general and administrative

expenses
65
60
59
Net interest (income) expense*
(13)
(14)
(13)
*We paid interest to, or received interest from,

various affiliates.

See Note 6—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

The table above includes transactions with the

FCCL Partnership through the date of the

sale.

See Note 6—
Investments, Loans and Long-Term Receivables, for additional information.

Note 24—Sales and Other Operating Revenues

Revenue from Contracts with Customers

The following table provides further disaggregation

of our consolidated sales and other operating

revenues:

Millions of Dollars
2019 2018 2017
Revenue from contracts with customers $
26,106
28,098
20,525
Revenue from contracts outside the scope of ASC

Topic 606
Physical contracts meeting the definition of a derivative
6,558
8,218
8,669
Financial derivative contracts
(97)
101
(88)
Consolidated sales and other operating revenues $
32,567
36,417
29,106

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
2019 2018 2017
Revenue from Outside the Scope of ASC Topic 606
by Segment
Lower 48 $
4,989
6,358
6,302
Canada
691
629
864
Europe and North Africa
878
1,231
1,503
Physical contracts meeting the definition of a derivative $
6,558
8,218
8,669

Millions of Dollars
2019 2018 2017
Revenue from Outside the Scope of ASC Topic 606
by Product
Crude oil $
804
1,112
588
Natural gas
5,313
6,734
7,811
Other
441
372
270
Physical contracts meeting the definition of a derivative $
6,558
8,218
8,669

Practical Expedients
Typically,

our commodity sales contracts are less than

12 months in duration; however, in certain specific
cases may extend longer, which may be out to the end of

field life.

We have long-term commodity sales
contracts which use prevailing market prices at the time of delivery, and under these contracts, the market-
based variable consideration for each performance obligation (i.e., delivery of commodity) is allocated to each wholly unsatisfied performance obligation within the contract.

Accordingly,
we have applied the practical
expedient allowed in ASC Topic 606 and do not disclose the aggregate amount of the transaction price allocated to performance obligations or when we expect to recognize revenues that are unsatisfied (or partially unsatisfied) as of the end of the reporting period.

Receivables and Contract Liabilities

Receivables from Contracts with Customers
At December 31, 2019, the “Accounts and

notes receivable” line on our consolidated

balance sheet included
trade receivables of $
2,372

million compared with $
2,889

million at December 31, 2018, and included both
contracts with customers within the scope of ASC

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

Millions of
Dollars
Contract Liabilities
At December 31, 2018 $
206
Contractual payments received
73
Revenue recognized
(199)
At December 31, 2019 $
80

We expect to recognize the contract liabilities as of December 31, 2019, as revenue during 2021 and 2022.

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

Analysis of Results by Operating Segment
Millions of Dollars
2019 2018 2017
Sales and Other Operating Revenues
Alaska $
5,483
5,740
4,224
Lower 48
15,514
17,029
12,968
Intersegment eliminations
(46)
(40)
(4)
Lower 48
15,468
16,989
12,964
Canada
2,910
3,184
3,178
Intersegment eliminations
(1,141)
(1,160)
(559)
Canada
1,769
2,024
2,619
Europe and North Africa
5,101
6,635
5,181
Asia Pacific and Middle East
4,525
4,861
4,014
Other International
-
-
-
Corporate and Other
221
168
104
Consolidated sales and other operating revenues $
32,567
36,417
29,106

Depreciation, Depletion, Amortization and Impairments
Alaska $
805
760
1,026
Lower 48
3,224
2,370
6,693
Canada
232
324
461
Europe and North Africa
887
1,041
1,313
Asia Pacific and Middle East
1,285
1,382
3,819
Other International
-
-
-
Corporate and Other
62
106
134
Consolidated depreciation, depletion, amortization

and impairments
$
6,495
5,983
13,446
The market for our products is large and diverse, therefore,

our sales and other operating revenues are not
dependent upon any single customer.

Millions of Dollars
2019 2018 2017
Equity in Earnings of Affiliates
Alaska $
7
6
7
Lower 48
(159)
1
5
Canada
-
-
197
Europe and North Africa
16
16
10
Asia Pacific and Middle East
915
1,051
553
Other International
-
-
-
Corporate and Other
-
-
-
Consolidated equity in earnings of affiliates $
779
1,074
772

Income Taxes
Alaska $
472
376
(689)
Lower 48
137
474
(2,453)
Canada
(43)
(96)
(616)
Europe and North Africa
1,435
2,265
1,165
Asia Pacific and Middle East
491
722
351
Other International
8
30
21
Corporate and Other
(233)
(103)
399
Consolidated income taxes $
2,267
3,668
(1,822)

Net Income (Loss) Attributable to ConocoPhillips
Alaska $
1,520
1,814
1,466
Lower 48
436
1,747
(2,371)
Canada
279
63
2,564
Europe and North Africa
2,724
1,866
553
Asia Pacific and Middle East
1,929
2,070
(1,098)
Other International
263
364
167
Corporate and Other
38
(1,667)
(2,136)
Consolidated net income (loss) attributable

to ConocoPhillips
$
7,189
6,257
(855)

Investments in and Advances to Affiliates
Alaska $
83
86
56
Lower 48
35
378
402
Canada
-
-
-
Europe and North Africa
54
55
55
Asia Pacific and Middle East
8,281
8,821
9,077
Other International
-
-
-
Corporate and Other
-
-
-
Consolidated investments in and advances to affiliates $
8,453
9,340
9,590

Millions of Dollars
2019 2018 2017
Total Assets
Alaska $
15,453
14,648
12,108
Lower 48
14,425
14,888
14,632
Canada
6,350
5,748
6,214
Europe and North Africa
8,121
9,883
11,870
Asia Pacific and Middle East
14,716
16,151
16,985
Other International
285
89
97
Corporate and Other
11,164
8,573
11,456
Consolidated total assets $
70,514
69,980
73,362

Capital Expenditures and Investments
Alaska $
1,513
1,298
815
Lower 48
3,394
3,184
2,136
Canada
368
477
202
Europe and North Africa
708
877
872
Asia Pacific and Middle East
584
718
482
Other International
8
6
21
Corporate and Other
61
190
63
Consolidated capital expenditures and investments $
6,636
6,750
4,591

Interest Income and Expense
Interest income
Alaska $
-
-
-
Lower 48
-
-
-
Canada
-
-
-
Europe and North Africa
2
2
2
Asia Pacific and Middle East
15
15
9
Other International
-
-
-
Corporate and Other
149
80
101
Interest and debt expense
Corporate and Other $
778
735
1,098

Sales and Other Operating Revenues by

Product
Crude oil $
18,482
19,571
13,260
Natural gas
8,715
10,720
10,773
Natural gas liquids
814
1,114
1,102
Other*
4,556
5,012
3,971
Consolidated sales and other operating revenues

by product
$
32,567
36,417
29,106
*Includes LNG and bitumen.

Geographic Information
Millions of Dollars
Sales and Other Operating Revenues
(1)
Long-Lived Assets
(2)
2019 2018 2017 2019 2018 2017
United States
(3)
$
21,159
22,740
17,204
26,566
26,838
23,623
Australia and Timor-Leste
(4)
1,647
1,798
1,448
7,228
9,301
9,657
Canada
1,769
2,024
2,619
5,769
5,333
5,613
China
772
836
712
1,447
1,380
1,275
Indonesia
875
886
757
605
669
758
Libya
1,103
1,142
586
668
679
699
Malaysia
1,230
1,346
1,103
1,871
2,327
2,736
Norway
2,349
2,886
2,348
5,258
5,582
6,154
United Kingdom
1,649
2,606
2,248
2
1,583
3,335
Other foreign countries
14
153
81
1,308
1,346
1,423
Worldwide consolidated $
32,567
36,417
29,106
50,722
55,038
55,273
(1) Sales and other operating revenues are attributable

to countries based on the location of the selling operation.
(2) Defined as net PP&E plus equity investments

and advances to affiliated companies.
(3) Long-lived assets do not include $
426

million of net PP&E associated with assets held

for sale as of December 31,
2019.

See Note 5—Acquisitions and Dispositions, for additional

information.
(4) Long-lived assets do not include $
1,236

million of net PP&E associated with assets

held for sale as of December
31, 2019.

See Note 5—Acquisitions and Dispositions, for additional

information.

Note 26—New Accounting Standards

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

Oil and Gas Operations (Unaudited)

In accordance with FASB ASC Topic 932, “Extractive Activities—Oil and Gas,” and regulations of the SEC, we are making certain supplemental disclosures

about our oil and gas exploration and production

operations.

These disclosures include information about our

consolidated oil and gas activities and our proportionate

share
of our equity affiliates’ oil and gas activities in our operating segments.

As a result, amounts reported as
equity affiliates in Oil and Gas Operations may differ from

those shown in the individual segment disclosures
reported elsewhere in this report.

Our disclosures by geographic area include the

U.S., Canada, Europe, Asia
Pacific/Middle East, and Africa. Period end proved

reserves, capitalized costs, wells and acreage

include held-
for-sale assets at December 31, 2019. See Note 5—Asset

Acquisitions and Dispositions, in the Notes to
Consolidated Financial Statements, for additional

information on held-for-sale assets.

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

Our proved reserves include estimated quantities

related to PSCs, which are reported under the “economic
interest” method, as well as variable-royalty regimes,

and are subject to fluctuations in commodity

prices,
recoverable operating expenses and capital

costs.

If costs remain stable, reserve quantities

attributable to
recovery of costs will change inversely to changes

in commodity prices.

For example, if prices increase, then
our applicable reserve quantities would decline.

At December 31, 2019, approximately

6 percent of our total
proved reserves were under PSCs, located in

our Asia Pacific/Middle East geographic

reporting area, and 6
percent of our total proved reserves were under

a variable-royalty regime, located in our Canada

geographic
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

Proved undeveloped reserves are proved
reserves expected to be recovered from new

wells on undrilled acreage, or from existing wells

where a
relatively major expenditure is required for

recompletion. Reserves on undrilled acreage

are limited to those
directly offsetting development spacing areas that

are reasonably certain of production when drilled,

unless
evidence provided by reliable technologies exists

that establishes reasonable certainty of economic
producibility at greater distances. As defined

by SEC regulations, reliable technologies

may be used in reserve
estimation when they have been demonstrated

in the field to provide reasonably certain results

with
consistency and repeatability in the formation

being evaluated or in an analogous formation.

The technologies
and data used in the estimation of our proved reserves

include, but are not limited to, performance-based

methods, volumetric-based methods, geologic

maps, seismic interpretation, well logs, well

test data, core data,
analogy and statistical analysis.

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

During 2019, our processes and controls used

to assess over 90 percent of proved reserves

as of December 31,
2019, were reviewed by D&M.

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

D&M’s opinion was the general processes and controls
employed by ConocoPhillips in estimating

its December 31, 2019, proved reserves for

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

He is a member of the Society of Petroleum
Engineers with over 25 years of oil and gas industry

experience and has held positions of increasing
responsibility in reservoir engineering, subsurface

and asset management in the U.S. and

several international
field locations.

Engineering estimates of the quantities of proved reserves

are inherently imprecise.

See the “Critical
Accounting Estimates” section of Management’s Discussion and

Analysis of Financial Condition and Results
of Operations for additional discussion of the

sensitivities surrounding these estimates.

Proved Reserves
Years Ended Crude Oil
December 31 Millions of Barrels
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
Developed and Undeveloped
Consolidated operations
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
Extensions and discoveries 48 179 227 2 2 1 - 232
Production (59) (82) (141) (1) (40) (33) (13) (228)
Sales - (12) (12) - (36) - - (48)
End of 2018 1,233 703 1,936 4 246 159 188 2,533
Revisions 40 (36) 4 (1) 18 (5) 23 39
Improved recovery 7 - 7 - - - - 7
Purchases - 1 1 - - - - 1
Extensions and discoveries 25 226 251 2 - 11 - 264
Production (74) (95) (169) - (36) (31) (14) (250)
Sales - (2) (2) - (30) - - (32)
End of 2019 1,231 797 2,028 5 198 134 197 2,562
Equity affiliates
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
End of 2019 - - - - - 73 - 73
Total

company
End of 2016 837 506 1,343 13 303 273 203 2,135
End of 2017 937 707 1,644 1 296 268 196 2,405
End of 2018 1,233 703 1,936 4 246 237 188 2,611
End of 2019 1,231 797 2,028 5 198 207 197 2,635

Years Ended Crude Oil
December 31 Millions of Barrels
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
Developed
Consolidated operations
End of 2016 747 256 1,003 13 184 106 203 1,509
End of 2017 828 315 1,143 1 190 121 196 1,651
End of 2018 1,058 346 1,404 2 192 113 185 1,896
End of 2019 1,048 334 1,382 3 149 94 181 1,809
Equity affiliates
End of 2016 - - - - - 88 - 88
End of 2017 - - - - - 83 - 83
End of 2018 - - - - - 78 - 78
End of 2019 - - - - - 73 - 73
Undeveloped
Consolidated operations
End of 2016 90 250 340 - 119 79 - 538
End of 2017 109 392 501 - 106 64 - 671
End of 2018 175 357 532 2 54 46 3 637
End of 2019 183 463 646 2 49 40 16 753
Equity affiliates
End of 2016 - - - - - - - -
End of 2017 - - - - - - - -
End of 2018 - - - - - - - -
End of 2019 - - - - - - - -

Notable changes in proved crude oil reserves

in the three years ended December 31, 2019,

included:

●

Revisions
: In 2019, Alaska upward revisions were due to

cost and technical revisions of 74 million barrels,

partially
offset by downward price revisions of 34 million barrels.

Upward revisions in Europe and Africa

were primarily due to
infill drilling and technical

revisions.

Downward revisions in Lower 48 were due

to changes in development timing for
specific well locations from the unconventional plays

of 71 million barrels and price revisions

of 22 million barrels,
partially offset by upward revisions related to infill

drilling and improved well performance of 57 million

barrels.

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

due to higher prices.

●

Purchases:

In 2018, Alaska purchases were due to the

Greater Kuparuk Area and Western North Slope acquisitions.

●

Extensions and discoveries
: In 2019, extensions and discoveries in

Lower 48 were due to planned development to

add
specific well locations from the unconventional plays

which more than offset the decreases in the revisions

category.

In Asia Pacific/Middle East, increases were

due to sanctioning of development programs

in China and Malaysia.

In 2018, extensions and discoveries in Lower 48

were primarily due to changes in the development

strategy to add
specific well locations from the unconventional plays.

Extensions and discoveries in Alaska

were driven by drilling
success in Western North Slope.

In 2017, extensions and discoveries in Lower 48

were primarily due to continued drilling success

in the Permian
Unconventional, Eagle Ford and Bakken.

●

Sales
: In 2019, Europe sales represent the disposition

of the U.K. assets. In 2018, Europe sales

were due to the
disposition of a subsidiary that held 16.5 percent

of our 24 percent interest in the Clair Field

in the U.K.

In 2017,
Canada sales were due to the disposition of

a majority of our western Canada assets.

Years Ended Natural Gas Liquids
December 31 Millions of Barrels
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Total
Developed and Undeveloped
Consolidated operations
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
Revisions (1) (11) (12) - 3 (1) (10)
Improved recovery - - - - - - -
Purchases - - - - - - -
Extensions and discoveries
- 62 62 1 - - 63
Production (5) (28) (33) - (3) (1) (37)
Sales - - - - (4) - (4)
End of 2019 100 245 345 2 13 1 361
Equity affiliates
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
Revisions - - - - - - -
Improved recovery - - - - - - -
Purchases - - - - - - -
Extensions and discoveries - - - - - - -
Production - - - - - (3) (3)
Sales - - - - - - -
End of 2019 - - - - - 39 39
Total

company
End of 2016
107 278 385 48 19 52 504
End of 2017
106 224 330 1 18 50 399
End of 2018
106 222 328 1 17 45 391
End of 2019
100 245 345 2 13 40 400

Years Ended Natural Gas Liquids
December 31 Millions of Barrels
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Total
Developed
Consolidated operations
End of 2016 107 209 316 47 15 5 383
End of 2017 106 101 207 1 16 2 226
End of 2018 106 97 203 - 15 3 221
End of 2019 100 99 199 1 10 1 211
Equity affiliates
End of 2016 - - - - - 47 47
End of 2017 - - - - - 45 45
End of 2018 - - - - - 42 42
End of 2019 - - - - - 39 39
Undeveloped
Consolidated operations
End of 2016 - 69 69 1 4 - 74
End of 2017 - 123 123 - 2 3 128
End of 2018 - 125 125 1 2 - 128
End of 2019 - 146 146 1 3 - 150
Equity affiliates
End of 2016 - - - - - - -
End of 2017 - - - - - - -
End of 2018 - - - - - - -
End of 2019 - - - - - - -

Notable changes in proved NGL reserves in the three

years ended December 31, 2019,

included:

●

Revisions
: In 2019, downward revisions in Lower 48

were due to changes in development timing

for specific well
locations from the unconventional plays of 32 million

barrels and price revisions of 11 million barrels, partially offset
by upward revisions related to infill drilling

and improved well performance of 32 million barrels.

In 2018, downward revisions in Lower 48 were

primarily due to changes in development

timing for specific well
locations from the unconventional plays and are

more than offset by increases in planned well locations

in the
unconventional plays in the extensions and discoveries

category.

In 2017, revisions in Lower 48 were primarily

due to higher prices.

●

Extensions and discoveries
: In 2019, extensions and discoveries in

Lower 48 were due to planned development to add
specific well locations from the unconventional plays

which more than offset the decreases in the revisions

category.

In 2018, extensions and discoveries in Lower 48

were primarily due to changes in the development

strategy to add
specific well locations from the unconventional plays.

In 2017, extensions and discoveries in Lower 48

were primarily due to continued drilling success

in the Permian
Unconventional, Eagle Ford and Bakken.

●

Sales
: In 2019, Europe sales represent the disposition

of the U.K. assets.

In 2018, Lower 48 sales were primarily

due to
the disposition of our interests in the Barnett.

In 2017, Lower 48 sales were due to the

disposition of our interests in the
San Juan Basin and Panhandle assets, while Canada

sales were due to the disposition of a majority

of our western
Canada assets.

Years Ended Natural Gas
December 31 Billions of Cubic Feet
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
Developed and Undeveloped
Consolidated operations
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
Extensions and discoveries 2 527 529 11 110 23 - 673
Production (71) (237) (308) (5) (188) (246) (10) (757)
Sales - (223) (223) - (13) - - (236)
End of 2018 2,736 2,318 5,054 26 1,212 1,079 214 7,585
Revisions 30 (113) (83) (2) 160 147 21 243
Improved recovery - - - - - - - -
Purchases - 2 2 - - - - 2
Extensions and discoveries 7 483 490 23 - 1 - 514
Production (85) (252) (337) (4) (178) (250) (11) (780)
Sales - (7) (7) - (298) - - (305)
End of 2019 2,688 2,431 5,119 43 896 977 224 7,259
Equity affiliates
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
Revisions - - - - - 280 - 280
Improved recovery - - - - - - - -
Purchases - - - - - - - -
Extensions and discoveries - - - - - 362 - 362
Production - - - - - (381) - (381)
Sales - - - - - - - -
End of 2018 - - - - - 4,564 - 4,564
Revisions - - - - - (7) - (7)
Improved recovery - - - - - - - -
Purchases - - - - - - - -
Extensions and discoveries - - - - - 252 - 252
Production - - - - - (388) - (388)
Sales - - - - - - - -
End of 2019 - - - - - 4,421 - 4,421
Total

company
End of 2016 2,102 4,714 6,816 1,037 1,238 5,907 227 15,225
End of 2017 2,320 2,533 4,853 11 1,217 5,601 224 11,906
End of 2018 2,736 2,318 5,054 26 1,212 5,643 214 12,149
End of 2019 2,688 2,431 5,119 43 896 5,398 224 11,680

Years Ended Natural Gas
December 31 Billions of Cubic Feet
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
Developed
Consolidated operations
End of 2016 2,094 4,199 6,293 1,031 998 1,188 227 9,737
End of 2017 2,310 1,597 3,907 11 997 945 224 6,084
End of 2018 2,720 1,427 4,147 17 1,052 758 214 6,188
End of 2019 2,601 1,398 3,999 30 697 843 224 5,793
Equity affiliates
End of 2016 - - - - - 4,110 - 4,110
End of 2017 - - - - - 4,044 - 4,044
End of 2018 - - - - - 4,059 - 4,059
End of 2019 - - - - - 3,898 - 3,898
Undeveloped
Consolidated operations
End of 2016 8 515 523 6 240 338 - 1,107
End of 2017 10 936 946 - 220 353 - 1,519
End of 2018 16 891 907 9 160 321 - 1,397
End of 2019 87 1,033 1,120 13 199 134 - 1,466
Equity affiliates
End of 2016 - - - - - 271 - 271
End of 2017 - - - - - 259 - 259
End of 2018 - - - - - 505 - 505
End of 2019 - - - - - 523 - 523

Natural gas production in the reserves table may differ from gas production (delivered for sale) in our statistics

disclosure,
primarily because the quantities above include

gas consumed in production operations.

Quantities consumed in production
operations are not significant in the periods presented.

The value of net production consumed in operations

is not reflected in
net revenues and production expenses, nor do the

volumes impact the respective per unit metrics.

Reserve volumes include natural gas to be consumed

in operations of 3,141 Bcf,

3,131 Bcf, and 3,825 Bcf as of December 31,
2019, 2018 and 2017, respectively.

These volumes are not included in the calculation

of our Standardized Measure of
Discounted Future Net Cash Flows Relating to

Proved Oil and Gas Reserve Quantities.

Natural gas reserves are computed at 14.65 pounds

per square inch absolute and 60 degrees

Fahrenheit.

Notable changes in proved natural gas reserves

in the three years ended December 31, 2019, included:

●

Revisions
: In 2019, upward revisions in Europe were due

to technical and cost revisions.

In Asia Pacific/Middle East
upward revisions were primarily due to the Indonesia

Corridor PSC term extension.

Downward revisions in Lower 48
were due to changes in development timing

for specific well locations from the unconventional

plays of 207 Bcf and
price revisions of 125 Bcf, partially offset by upward revisions related to infill drilling and improved well performance
of 219 Bcf.

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

●

Purchases
: In 2018, Alaska purchases were due to

the Greater Kuparuk Area and Western North Slope acquisitions.

●

Extensions and discoveries
: In 2019, extensions and discoveries in

Lower 48 were due to planned development to

add
specific well locations from the unconventional plays

which more than offset the decreases in the revisions

category.

Extensions and discoveries in our equity affiliates were

due to ongoing development in APLNG.

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

in the Permian
Unconventional, Eagle Ford and Bakken.

●

Sales
: In 2019, Europe

sales represent the disposition of the U.K.

assets.

In 2018, Lower 48 sales were primarily

due to
the disposition of our interest in Barnett.

In 2017, Lower 48 sales were due to the disposition

of our interests in the San
Juan Basin and Panhandle assets, while Canada sales

were due to the disposition of a majority

of our western Canada
assets.

Years Ended Bitumen
December 31 Millions of Barrels
Canada
Developed and Undeveloped
Consolidated operations
End of 2016 159
Revisions 16
Improved recovery -
Purchases -
Extensions and discoveries 96
Production (21)
Sales -
End of 2017 250
Revisions 10
Improved recovery -
Purchases -
Extensions and discoveries -
Production (24)
Sales -
End of 2018 236
Revisions 37
Improved recovery -
Purchases -
Extensions and discoveries 31
Production (22)
Sales -
End of 2019 282
Equity affiliates
End of 2016 1,089
Revisions -
Improved recovery -
Purchases -
Extensions and discoveries -
Production (23)
Sales (1,066)
End of 2017 -
Revisions
Improved recovery
Purchases
Extensions and discoveries
Production
Sales
End of 2018
Revisions
Improved recovery
Purchases
Extensions and discoveries
Production
Sales
End of 2019
Total

company
End of 2016 1,248
End of 2017 250
End of 2018 236
End of 2019 282

Years Ended Bitumen
December 31 Millions of Barrels
Canada
Developed
Consolidated operations
End of 2016 159
End of 2017 154
End of 2018 155
End of 2019 187
Equity affiliates
End of 2016 322
End of 2017 -
End of 2018 -
End of 2019 -
Undeveloped
Consolidated operations
End of 2016 -
End of 2017 96
End of 2018 81
End of 2019 95
Equity affiliates
End of 2016 767
End of 2017 -
End of 2018 -
End of 2019 -

Notable changes in proved bitumen reserves

in the three years ended December 31, 2019,

included:

●

Revisions
: In 2019, upward revisions in Canada were due

to technical revisions in Surmont of 70
million barrels, partially offset by downward revisions

due to changes in development timing

for
specific pad locations from the Surmont development

program of 31 million

barrels.

In 2018 and 2017,

revisions were primarily due to higher

prices at Surmont.

●

Extensions and discoveries
: In 2019, extensions and discoveries in

Canada were due to planned
development to add specific pad locations from

the Surmont development program, which

offset the
decrease in the revisions category of 31 million

barrels.

In 2017, extensions and discoveries were primarily

due to higher prices at Surmont, which allowed
undeveloped reserves previously de-booked due

to low prices to be recognized.

●

Sales
: In 2017, sales were due to the disposition of

our 50 percent interest in the FCCL Partnership

in
Canada.

Years Ended
Total Proved

Reserves
December 31 Millions of Barrels of Oil Equivalent
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
Developed and Undeveloped
Consolidated operations
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
Extensions and discoveries 48 335 383 4 21 6 - 414
Production (76) (146) (222) (25) (75) (75) (15) (412)
Sales - (70) (70) - (38) - - (108)
End of 2018 1,795 1,312 3,107 245 465 342 224 4,383
Revisions 44 (67) (23) 36 48 19 26 106
Improved recovery 7 - 7 - - - - 7
Purchases - 2 2 - - - - 2
Extensions and discoveries 26 368 394 38 - 11 - 443
Production (93) (165) (258) (23) (68) (74) (16) (439)
Sales - (3) (3) - (85) - - (88)
End of 2019 1,779 1,447 3,226 296 360 298 234 4,414
Equity affiliates
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
Revisions - - - - - 46 - 46
Improved recovery - - - - - - - -
Purchases - - - - - - - -
Extensions and discoveries - - - - - 60 - 60
Production - - - - - (71) - (71)
Sales - - - - - - - -
End of 2018 - - - - - 880 - 880
Revisions - - - - - (1) - (1)
Improved recovery - - - - - - - -
Purchases - - - - - - - -
Extensions and discoveries - - - - - 42 - 42
Production - - - - - (73) - (73)
Sales - - - - - - - -
End of 2019 - - - - - 848 - 848
Total

company
End of 2016 1,294 1,570 2,864 1,482 528 1,309 241 6,424
End of 2017 1,430 1,353 2,783 254 517 1,251 233 5,038
End of 2018 1,795 1,312 3,107 245 465 1,222 224 5,263
End of 2019 1,779 1,447 3,226 296 360 1,146 234 5,262

Years Ended
Total Proved

Reserves
December 31 Millions of Barrels of Oil Equivalent
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
Developed
Consolidated operations
End of 2016 1,203 1,165 2,368 391 365 309 241 3,674
End of 2017 1,319 682 2,001 158 372 281 233 3,045
End of 2018 1,617 681 2,298 160 382 244 221 3,305
End of 2019 1,582 666 2,248 197 275 236 218 3,174
Equity affiliates
End of 2016 - - - 322 - 820 - 1,142
End of 2017 - - - - - 802 - 802
End of 2018 - - - - - 796 - 796
End of 2019 - - - - - 761 - 761
Undeveloped
Consolidated operations
End of 2016 91 405 496 2 163 135 - 796
End of 2017 111 671 782 96 145 125 - 1,148
End of 2018 178 631 809 85 83 98 3 1,078
End of 2019 197 781 978 99 85 62 16 1,240
Equity affiliates
End of 2016 - - - 767 - 45 - 812
End of 2017 - - - - - 43 - 43
End of 2018 - - - - - 84 - 84
End of 2019 - - - - - 87 - 87

Natural gas reserves are converted to barrels

of oil equivalent (BOE) based on a 6:1 ratio:

six MCF of natural gas converts to
one BOE.

Proved Undeveloped Reserves

We had 1,327 MMBOE of PUDs at year-end 2019,

compared with 1,162 MMBOE at year-end 2018.

The following table
shows changes in total proved undeveloped reserves

for 2019:

Proved Undeveloped Reserves
Millions of Barrels of
Oil Equivalent
End of 2018 1,162
Transfers to proved developed (286)
Revisions (5)
Improved recovery 7
Purchases 1
Extensions and discoveries 468
Sales (20)
End of 2019 1,327

Transfers to proved developed reserves were driven by the ongoing development of our assets. Approximately half

of the
transfers were from the development of our

Lower 48 unconventional plays. The remainder

of transfers were from development
across the Asia Pacific/Middle East, Alaska, Europe

and Canada regions.

Downward revisions were driven by changes in

development timing of 166 MMBOE primarily

in Lower 48 and Canada,
largely offset by upward revisions for infill drilling of 147 MMBOE primarily in Lower 48, Europe, Alaska and

Africa.

Extensions and discoveries were largely driven by an addition of 358 MMBOE in Lower 48 for the continued development

of
unconventional plays. The remaining extensions

and discoveries were driven by the continued

development planned in Alaska,
Canada and Asia Pacific/Middle East.

Sales were due to the disposition of the U.K.

assets.

At December 31, 2019, our PUDs represented

25 percent of total proved reserves, compared

with 22 percent at December 31,
2018.

Costs incurred for the year ended December

31, 2019, relating to the development of PUDs

were $4.6 billion.

A portion
of our costs incurred each year relates to

development projects where the PUDs will be

converted to proved developed reserves
in future years.

At the end of 2019, more than 90 percent of total

PUDs were under development or scheduled for

development within five
years of initial disclosure. The remainder are to

be developed as parts of major projects ongoing

in our Canada, Asia
Pacific/Middle East and Europe regions.

All major development areas are currently producing

and are expected to have PUDs
convert to proved developed over time.

Of our total PUDs at year-end 2019, 81 percent are

in North America, and 95 percent of
these reserve volumes are planned for development

within five years of initial disclosure.

Results of Operations

The company’s results of operations from oil and gas activities for the years 2019, 2018 and 2017 are shown in the

following
tables.

Non-oil and gas activities, such as pipeline and marine

operations, LNG operations, crude oil and gas marketing
activities, and the profit element of transportation

operations in which we have an ownership

interest are excluded.

Additional
information about selected line items within the

results of operations tables is shown below:

●

Sales include sales to unaffiliated entities attributable

primarily to the company’s net working interests and royalty interests.

Sales are net of fees to transport our produced hydrocarbons beyond the production function to a final
delivery point using transportation operations which

are not consolidated.

●

Transportation costs reflect fees to transport our produced hydrocarbons beyond the production function to a final
delivery point using transportation operations which

are consolidated.

●

Other revenues include gains and losses from asset

sales, certain amounts resulting from

the purchase and sale of
hydrocarbons, and other miscellaneous income.

●

Production costs include costs incurred to operate

and maintain wells, related equipment and facilities

used in the
production of petroleum liquids and natural gas.

●

Taxes other than income taxes include production, property and other non-income taxes.

●

Depreciation of support equipment is reclassified

as applicable.

●

Other related expenses include inventory fluctuations,

foreign currency transaction gains and losses

and other
miscellaneous expenses.

Results of Operations
Year Ended
Millions of Dollars
December 31, 2019 Lower Total

Asia Pacific/ Other
Alaska 48 U.S. Canada Europe Middle East Africa Areas Total
Consolidated operations
Sales $
4,883 6,356 11,239 709 3,207 3,032 919 - 19,106
Transfers
4 - 4 - - 449 - - 453
Transportation costs
(629) - (629) - - (41) - - (670)
Other revenues
61 78 139 86 1,785 12 101 326 2,449
Total revenues 4,319 6,434 10,753 795 4,992 3,452 1,020 326 21,338
Production costs excluding taxes
1,235 1,578 2,813 380 741 619 70 (8) 4,615
Taxes other than income taxes
308 437 745 18 32 54 3 (2) 850
Exploration expenses
97 430 527 32 69 80 5 33 746
Depreciation, depletion and

amortization
700 2,804 3,504 230 842 1,172 37 - 5,785
Impairments
- 402 402 2 1 - - - 405
Other related expenses (12) 116
104
(38) (42) 58 22 10
114
Accretion 62 49 111 7 142 43 - - 303
1,929 618 2,547 164 3,207 1,426 883 293 8,520
Income tax provision (benefit)
444 147 591 (74) 591 458 833 7 2,406
Results of operations $ 1,485 471 1,956 238 2,616 968 50 286 6,114
Equity affiliates
Sales $
- - - - - 599 - - 599
Transfers
- - - - - 2,229 - - 2,229
Transportation costs
- - - - - - - - -
Other revenues
- - - - - 31 - - 31
Total revenues - - - - - 2,859 - - 2,859
Production costs excluding taxes
- - - - - 335 - - 335
Taxes other than income taxes
- - - - - 820 - - 820
Exploration expenses
- - - - - - - - -
Depreciation, depletion and

amortization
- - - - - 579 - - 579
Impairments
- - - - - - - - -
Other related expenses
- - - - - 11 - - 11
Accretion
- - - - - 16 - - 16
- - - - - 1,098 - - 1,098
Income tax provision (benefit)
- - - - - 170 - - 170
Results of operations $ - - - - - 928 - - 928

Year Ended
Millions of Dollars
December 31, 2018 Lower Total

Asia Pacific/ Other
Alaska 48 U.S. Canada Europe Middle East Africa Areas Total
Consolidated operations
Sales $ 4,816 6,573 11,389 582 4,449 3,177 950 - 20,547
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
Other related expenses 16 63 79 56 (62) (19) 1 (1) 54
Accretion 56 51 107 7 178 39 - - 331
2,365 2,188 4,553 (98) 3,132 1,679 965 411 10,642
Income tax provision (benefit) 419 466 885 (114) 1,354 683 926 (8) 3,726
Results of operations $ 1,946 1,722 3,668 16 1,778 996 39 419 6,916
Equity affiliates
Sales $ - - - - - 758 - - 758
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
Results of operations $ - - - - - 891 - - 891

Year Ended
Millions of Dollars
December 31, 2017 Lower Total

Asia Pacific/

Other
Alaska 48 U.S. Canada Europe Middle East Africa Areas Total
Consolidated operations
Sales $
3,542 4,557 8,099 705 3,527 2,752 487 - 15,570
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
Accretion
52 63 115 16 172 37 - - 340
595 (4,703) (4,108) 1,721 1,239 1,012 406 278 548
Income tax provision (benefit) (669) (2,401) (3,070) (651) 702 363 428 11 (2,217)
Results of operations $ 1,264 (2,302) (1,038) 2,372 537 649 (22) 267 2,765
Equity affiliates
Sales $
- - - 528 - 563 - -
1,091
Transfers
- - - - - 1,398 - - 1,398
Transportation costs - - - - - - - - -
Other revenues
- - - 5 - - - - 5
Total revenues - - - 533 - 1,961 - - 2,494
Production costs excluding taxes
- - - 174 - 363 - -
537
Taxes other than income taxes
- - - 7 - 604 - -
611
Exploration expenses
- - - 1 - 1,699 - -
1,700
Depreciation, depletion and

- - - - - - - -
amortization
- - - 150 - 617 - -
767
Impairments
- - - - - 1,717 - -
1,717
Other related expenses
- - - 4 - 22 - 19 45
Accretion
- - - 2 - 11 - - 13
- - - 195 - (3,072) - (19) (2,896)
Income tax provision (benefit) - - - 26 - (998) - 13 (959)
Results of operations $ - - - 169 - (2,074) - (32) (1,937)

Statistics

Net Production
2019 2018 2017
Thousands of Barrels Daily
Crude Oil

Consolidated operations
Alaska

202 171 167
Lower 48 266 229 180
United States 468 400 347
Canada 1 1 3
Europe 100 113 122
Asia Pacific/Middle East 85 89 93
Africa 38 36 20
Total consolidated

operations
692 639 585
Equity affiliates— Asia Pacific/Middle East 13 14 14
Total company 705 653 599
Greater Prudhoe Area

(Alaska)*
66 71 74
Natural Gas Liquids
Consolidated operations
Alaska

15 14 14
Lower 48 81 69 69
United States 96 83 83
Canada - 1 9
Europe 7 8 8
Asia Pacific/Middle East 4 3 4
Total consolidated

operations
107 95 104
Equity affiliates— Asia Pacific/Middle East 8 7 7
Total company 115 102 111
Greater Prudhoe Area

(Alaska)*
15 14 14
Bitumen
Consolidated operations— Canada 60 66 59
Equity affiliates— Canada

63
Total company 60 66 122
Natural Gas Millions of Cubic Feet Daily
Consolidated operations
Alaska 7 6 7
Lower 48 622 596 898
United States 629 602 905
Canada 9 12 187
Europe 447 475 476
Asia Pacific/Middle East 637 626 687
Africa 31 28 8
Total consolidated

operations
1,753 1,743 2,263
Equity affiliates— Asia Pacific/Middle East 1,052 1,031 1,007
Total company 2,805 2,774 3,270
Greater Prudhoe Area

(Alaska)*
4 5 5
*At year-end 2019, the Greater Prudhoe Area in Alaska contained more than 15% of total proved reserves.

Average Sales

Prices
2019 2018 2017
Crude Oil Per Barrel

Consolidated operations
Alaska $ 55.85 60.23 42.69
Lower 48 55.30 62.99 47.36
United States 55.54 61.75 45.01
Canada 40.87 48.73 43.69
Europe 65.12 70.98 54.04
Asia Pacific/Middle East 65.02 70.93 54.38
Africa 64.47 69.83 55.11
Total international 64.85 70.67 54.16
Total consolidated

operations
58.51 65.01 48.70
Equity affiliates —Asia Pacific/Middle East 61.32 72.49 54.76
Total operations 58.57 65.17 48.84
Natural Gas Liquids Per Barrel

Consolidated operations
Lower 48 $ 16.83 27.30 22.20
United States 16.85 27.30 22.20
Canada 19.87 43.70 21.51
Europe 29.37 36.87 34.07
Asia Pacific/Middle East 37.85 47.20 41.37
Total international 32.29 40.00 30.34
Total consolidated

operations
18.73 29.03 24.21
Equity affiliates —Asia Pacific/Middle East 36.70 45.69 38.74
Total operations 20.09 30.48 25.22
Bitumen Per Barrel
Consolidated operations— Canada $ 31.72 22.29 21.43
Equity affiliates— Canada 23.83
Natural Gas Per Thousand Cubic Feet
Consolidated operations
Alaska $ 3.19 2.48 2.72
Lower 48 2.12 2.82 2.73
United States 2.12 2.82 2.73
Canada 0.49 1.00 1.93
Europe 4.92 7.79 5.72
Asia Pacific/Middle East 5.73 5.95 4.66
Africa 4.87 4.84 3.53
Total international 5.35 6.64 4.64
Total consolidated

operations
4.19 5.33 3.87
Equity affiliates —Asia Pacific/Middle East 6.29 6.06 4.27
Total operations 4.99 5.60 4.00
Average sales prices for Alaska crude oil and Asia Pacific/Middle East natural gas above reflect a reduction for transportation costs in which we have an ownership interest that are incurred subsequent to the terminal point of the production function.

Accordingly, the average sales prices
differ from those discussed in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

2019 2018 2017
Average Production

Costs Per Barrel of Oil Equivalent*
Consolidated operations
Alaska
$ 15.52 14.20 14.26
Lower 48 9.59 10.58 11.03
United States 11.52 11.73 12.04
Canada 16.53 16.32 16.22
Europe 11.22 11.73 10.09
Asia Pacific/Middle East 8.74 9.03 7.31
Africa 4.46 4.14 5.74
Total international 10.26 10.72 9.99
Total consolidated operations 10.99 11.26 11.05
Equity affiliates
Canada 7.57
Asia Pacific/Middle East 4.68 4.56 5.26
Total equity affiliates 4.68 4.56 5.84
Average Production

Costs Per Barrel—Bitumen
Consolidated operations— Canada $ 13.74 13.59 14.63
Equity affiliates— Canada 18.74
Taxes

Other Than Income Taxes Per Barrel

of Oil Equivalent
Consolidated operations
Alaska $ 3.87 5.26 4.14
Lower 48 2.65 2.98 2.18
United States 3.05 3.71 2.80
Canada 0.78 0.82 0.89
Europe 0.48 0.45 0.42
Asia Pacific/Middle East 0.76 1.33 0.50
Africa 0.19 0.20 0.26
Total international 0.60 0.82 0.53
Total consolidated operations 2.03 2.37 1.70
Equity affiliates
Canada 0.30
Asia Pacific/Middle East 11.46 11.41 8.76
Total equity affiliates 11.46 11.41 6.64
Depreciation, Depletion and Amortization Per Barrel of Oil Equivalent
Consolidated operations
Alaska $ 8.80 9.07 10.99
Lower 48 17.03 15.73 18.44
United States 14.35 13.60 16.10
Canada 10.00 12.25 11.76
Europe 12.75 14.66 16.18
Asia Pacific/Middle East 16.55 16.58 16.58
Africa 2.36 2.21 2.09
Total international 12.99 14.06 14.96
Total consolidated operations 13.78 13.82 15.55
Equity affiliates
Canada 6.52
Asia Pacific/Middle East 8.09 9.09 8.94
Total equity affiliates 8.09 9.09 8.34
*Includes bitumen.

Development and Exploration Activities
The following two tables summarize our net interest

in productive and dry exploratory and development

wells
in the years ended December 31, 2019,

2018 and 2017.

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

of
results.

Excluded from the exploratory well count are stratigraphic-type exploratory wells, primarily relating
to oil sands delineation wells located in Canada

and CBM test wells located in Asia Pacific/Middle

East.

Net Wells Completed
Productive Dry
2019 2018 2017 2019 2018 2017
Exploratory
Consolidated operations
Alaska 7 6 - - - -
Lower 48 35 45 13 6 1 3
United States 42 51 13 6 1 3
Canada - 2 13 - - -
Europe 1 * * 1 * *
Asia Pacific/Middle East 1 2 1 1 - 1
Africa - - - - * -
Other areas - - - - - 1
Total consolidated

operations
44 55 27 8 1 5
Equity affiliates
Asia Pacific/Middle East 8 6 14 - 2 -
Total equity affiliates 8 6 14 - 2 -
Development
Consolidated operations

Alaska 12 11 9 - - -
Lower 48 255 254 161 - - -
United States 267 265 170 - - -
Canada 2 1 13 - - -
Europe 6 9 7 - - -
Asia Pacific/Middle East 21 12 8 - - -
Africa 2 1 - - - -
Other areas - - - - - -
Total consolidated

operations
298 288 198 - - -
Equity affiliates
Canada - - 19 - - -
Asia Pacific/Middle East 106 75 84 - - -
Other areas - - - - - -
Total equity affiliates 106 75 103 - - -
*Our total proportionate interest was less than one.

The table below represents the status of our wells

drilling at December 31, 2019, and includes

wells in the
process of drilling or in active completion.

It also represents gross and net productive

wells, including
producing wells and wells capable of production

at December 31, 2019.
Wells at December 31, 2019 Productive
In Progress Oil Gas
Gross Net Gross Net Gross Net
Consolidated operations
Alaska 4 4 1,656 997 - -
Lower 48 349 170 10,070 4,547 4,329 1,704
United States 353 174 11,726 5,544 4,329 1,704
Canada 32 32 186 93 31 27
Europe 19 1 469 79 55 2
Asia Pacific/Middle East 12 6 302 143 56 28
Africa 13 2 840 137 7 1
Other areas 14 7 - - - -
Total consolidated

operations
443 222 13,523 5,996 4,478 1,762
Equity affiliates
Asia Pacific/Middle East 325 79 - - 4,307 1,051
Total equity affiliates 325 79 - - 4,307 1,051

Acreage at December 31, 2019 Thousands of Acres
Developed Undeveloped
Gross Net Gross Net
Consolidated operations
Alaska 651 467 1,331 1,320
Lower 48 2,569 2,012 10,337 8,396
United States 3,220 2,479 11,668 9,716
Canada 206 126 3,270 1,798
Europe 430 50 2,102 610
Asia Pacific/Middle East 1,538 721 9,910 5,735
Africa 358 58 12,545 2,049
Other areas - - 1,400 742
Total consolidated

operations
5,752 3,434 40,895 20,650
Equity affiliates
Asia Pacific/Middle East
933 229 3,723 840
Total equity affiliates
933 229 3,723 840

Costs Incurred
Year Ended Millions of Dollars
December 31 Lower Total Asia Pacific/ Other
Alaska 48 U.S. Canada Europe Middle East Africa Areas Total
2019
Consolidated operations
Unproved property acquisition $ 101 45 146 14 - - - 197 357
Proved property acquisition 1 116 117 - - 115 - - 232
102 161 263 14 - 115 - 197 589
Exploration 281 390 671 200 119 66 8 39 1,103
Development 1,125 3,028 4,153 215 625 486 22 - 5,501
$ 1,508 3,579 5,087 429 744 667 30 236 7,193
Equity affiliates
Unproved property acquisition $ - - - - - 62 - - 62
Proved property acquisition - - - - - - - - -
- - - - - 62 - - 62
Exploration - - - - - 23 - - 23
Development - - - - - 171 - - 171
$ - - - - - 256 - - 256
2018
Consolidated operations
Unproved property acquisition $ 119 126 245 126 - - - - 371
Proved property acquisition 2,227 16 2,243 6 - - - - 2,249
2,346 142 2,488 132 - - - - 2,620
Exploration 203 500 703 90 65 82 (6) 41 975
Development 718 2,715 3,433 301 703 773 16 - 5,226
$ 3,267 3,357 6,624 523 768 855 10 41 8,821
Equity affiliates
Unproved property acquisition $ - - - - - - - - -
Proved property acquisition - - - - - - - - -
- - - - - - - - -
Exploration - - - - - 22 - - 22
Development - - - - - 206 - - 206
$ - - - - - 228 - - 228
2017
Consolidated operations
Unproved property acquisition $ 18 267 285 76 - 15 - - 376
Proved property acquisition - 35 35 - - - - - 35
18 302 320 76 - 15 - - 411
Exploration 74 399 473 56 52 139 61 42 823
Development 736 1,559 2,295 102 784 388 10 - 3,579
$ 828 2,260 3,088 234 836 542 71 42 4,813
Equity affiliates
Unproved property acquisition $ - - - - - - - - -
Proved property acquisition - - - - - - - - -
- - - - - - - - -
Exploration - - - 6 - 38 - - 44
Development - - - 150 - 403 - - 553
$ - - - 156 - 441 - - 597

Capitalized Costs
At December 31 Millions of Dollars
Lower Total Asia Pacific/ Other
Alaska 48 U.S. Canada Europe Middle East Africa Areas Total
2019
Consolidated operations
Proved property $ 20,957 37,491 58,448 6,673 14,113 14,566 924 - 94,724
Unproved property 1,429 1,055 2,484 1,149 87 501 123 290 4,634
22,386 38,546 60,932 7,822 14,200 15,067 1,047 290 99,358
Accumulated depreciation,
depletion and amortization 9,419 26,294 35,713 2,050 9,017 10,253 379 9 57,421
$ 12,967 12,252 25,219 5,772 5,183 4,814 668 281 41,937
Equity affiliates
Proved property $ - - - - - 9,996 - - 9,996
Unproved property - - - - - 2,223 - - 2,223
- - - - - 12,219 - - 12,219
Accumulated depreciation,
depletion and amortization - - - - - 6,390 - - 6,390
$ - - - - - 5,829 - - 5,829
2018
Consolidated operations
Proved property $ 20,154 35,269 55,423 5,946 23,520 14,866 902 - 100,657
Unproved property 1,184 1,125 2,309 1,083 188 874 119 89 4,662
21,338 36,394 57,732 7,029 23,708 15,740 1,021 89 105,319
Accumulated depreciation,
depletion and amortization 9,055 23,999 33,054 1,692 16,591 9,974 342 9 61,662
$ 12,283 12,395 24,678 5,337 7,117 5,766 679 80 43,657
Equity affiliates
Proved property $ - - - - - 9,990 - - 9,990
Unproved property - - - - - 2,162 - - 2,162
- - - - - 12,152 - - 12,152
Accumulated depreciation,
depletion and amortization - - - - - 5,960 - - 5,960
$ - - - - - 6,192 - - 6,192

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

Discounted Future Net Cash Flows
Millions of Dollars
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
2019
Consolidated operations
Future cash inflows $ 70,341 53,400 123,741 8,244 16,919 13,084 15,582 177,570
Less:
Future production costs 40,464 22,194 62,658 4,525 5,843 5,162 1,314 79,502
Future development costs 9,721 14,083 23,804 577 4,143 2,179 484 31,187
Future income tax provisions 3,904 2,793 6,697 - 4,201 1,931 12,747 25,576
Future net cash flows 16,252 14,330 30,582 3,142 2,732 3,812 1,037 41,305
10 percent annual discount 6,571 4,311 10,882 1,198 558 835 460 13,933
Discounted future net cash flows $ 9,681 10,019 19,700 1,944 2,174 2,977 577 27,372
Equity affiliates
Future cash inflows $ - - - - - 31,671 - 31,671
Less:
Future production costs - - - - - 16,157 - 16,157
Future development costs - - - - - 1,218 - 1,218
Future income tax provisions - - - - - 3,086 - 3,086
Future net cash flows - - - - - 11,210 - 11,210
10 percent annual discount - - - - - 4,040 - 4,040
Discounted future net cash flows $ - - - - - 7,170 - 7,170
Total

company
Discounted future net cash flows $ 9,681 10,019 19,700 1,944 2,174 10,147 577 34,542

Millions of Dollars
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
2018
Consolidated operations
Future cash inflows $ 82,072 56,922 138,994 6,039 26,989 16,368 16,434 204,824
Less:
Future production costs 42,755 21,363 64,118 4,099 8,567 5,705 1,336 83,825
Future development costs 10,053 12,136 22,189 606 7,608 1,995 507 32,905
Future income tax provisions 5,538 4,418 9,956 - 7,102 2,873 13,492 33,423
Future net cash flows 23,726 19,005 42,731 1,334 3,712 5,795 1,099 54,671
10 percent annual discount 10,349 6,461 16,810 426 371 1,132 498 19,237
Discounted future net cash flows $ 13,377 12,544 25,921 908 3,341 4,663 601 35,434
Equity affiliates
Future cash inflows $ - - - - - 33,606 - 33,606
Less:
Future production costs - - - - - 16,449 - 16,449
Future development costs - - - - - 1,228 - 1,228
Future income tax provisions - - - - - 3,147 - 3,147
Future net cash flows - - - - - 12,782 - 12,782
10 percent annual discount - - - - - 4,853 - 4,853
Discounted future net cash flows $ - - - - - 7,929 - 7,929
Total

company
Discounted future net cash flows $ 13,377 12,544 25,921 908 3,341 12,592 601 43,363

Millions of Dollars
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
2017
Consolidated operations
Future cash inflows $ 44,969 44,556 89,525 5,479 23,137 15,207 13,181 146,529
Less:
Future production costs 29,524 18,947 48,471 4,417 8,128 5,398 1,401 67,815
Future development costs 7,255 10,881 18,136 696 8,758 2,511 537 30,638
Future income tax provisions 53 2,375 2,428 - 3,333 2,459 10,356 18,576
Future net cash flows 8,137 12,353 20,490 366 2,918 4,839 887 29,500
10 percent annual discount 2,712 4,358 7,070 78 289 1,032 422 8,891
Discounted future net cash flows $ 5,425 7,995 13,420 288 2,629 3,807 465 20,609
Equity affiliates
Future cash inflows $ - - - - - 23,222 - 23,222
Less:
Future production costs - - - - - 12,984 - 12,984
Future development costs - - - - - 1,444 - 1,444
Future income tax provisions - - - - - 2,083 - 2,083
Future net cash flows - - - - - 6,711 - 6,711
10 percent annual discount - - - - - 2,316 - 2,316
Discounted future net cash flows $ - - - - - 4,395 - 4,395
Total

company
Discounted future net cash flows $ 5,425 7,995 13,420 288 2,629 8,202 465 25,004

Sources of Change in Discounted Future Net Cash Flows
Millions of Dollars
Consolidated Operations Equity Affiliates Total Company
2019 2018 2017 2019 2018 2017 2019 2018 2017
Discounted future net cash flows

at the beginning of the year $ 35,434 20,609 8,151 7,929 4,395 3,937 43,363 25,004 12,088
Changes during the year
Revenues less production

costs for the year (13,424) (14,909) (9,844) (1,673) (1,651) (1,341) (15,097) (16,560) (11,185)
Net change in prices and
production costs (13,538) 25,391 19,310 (422) 4,559 2,750 (13,960) 29,950 22,060
Extensions, discoveries and
improved recovery, less
estimated future costs 2,985 4,574 1,445 260 382 (4) 3,245 4,956 1,441
Development costs for the year 5,333 5,197 3,653 239 271 426 5,572 5,468 4,079
Changes in estimated future
development costs 559 (1,141) 1,225 (21) 14 (64) 538 (1,127) 1,161
Purchases of reserves in place,

less estimated future costs 10 3,033 - - - - 10 3,033 -
Sales of reserves in place,

less estimated future costs (1,997) (1,531) (855) - - (786) (1,997) (1,531) (1,641)
Revisions of previous quantity
estimates 2,099 (365) 2,300 69 62 (648) 2,168 (303) 1,652
Accretion of discount 5,144 3,055 1,313 869 485 413 6,013 3,540 1,726
Net change in income taxes 4,767 (8,479) (6,089) (80) (588) (288) 4,687 (9,067) (6,377)
Total changes (8,062) 14,825 12,458 (759) 3,534 458 (8,821) 18,359 12,916
Discounted future net cash flows
at year end $ 27,372 35,434 20,609 7,170 7,929 4,395 34,542 43,363 25,004

●

The net change in prices and production costs

is the beginning-of-year reserve-production

forecast multiplied by the net
annual change in the per-unit sales price and production cost,

discounted at 10 percent.

●

Purchases and sales of reserves in place, along with

extensions, discoveries and improved recovery, are calculated using production forecasts of the applicable reserve

quantities for the year multiplied by the

12-month average sales prices, less
future estimated costs, discounted at 10 percent.

●

Revisions of previous quantity estimates are

calculated using production forecast changes

for the year, including changes in
the timing of production, multiplied by the 12-month

average sales prices, less future estimated

costs, discounted at
10 percent.

●

The accretion of discount is 10 percent of the prior

year’s discounted future cash inflows, less future production

and
development costs.

●

The net change in income taxes is the annual

change in the discounted future income tax provisions.

Selected Quarterly Financial Data (Unaudited)
Millions of Dollars Per Share of Common Stock
Sales and Net Income Net Income (Loss)

Other
Income (Loss) Net (Loss) Attributable
Operating Before Income Attributable to to ConocoPhillips

Revenues
Income Taxes (Loss) ConocoPhillips Basic Diluted
2019
First $ 9,150 2,687 1,846 1,833 1.61 1.60
Second 7,953 2,058 1,597 1,580 1.40 1.40
Third 7,756 3,493 3,071 3,056 2.76 2.74
Fourth 7,708 1,286 743 720 0.66 0.66
2018
First
$

8,798 1,776 900 888 0.75 0.75
Second 8,504 2,619 1,654 1,640 1.40 1.39
Third 9,449 2,906 1,873 1,861 1.60 1.59
Fourth 9,666 2,672 1,878 1,868 1.62 1.61
For additional information on the commodity price environment, see the

Business Environment and Executive Overview section of Management's Discussion

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

●

ConocoPhillips, ConocoPhillips Company and

Burlington Resources LLC (in each case, reflecting
investments in subsidiaries utilizing the equity

method of accounting).
●

All other nonguarantor subsidiaries of ConocoPhillips.
●

The consolidating adjustments necessary to present

ConocoPhillips’ results on a consolidated

basis.

In 2017, ConocoPhillips Company received a $
9.8
billion return of capital and a $
1.4

billion loan repayment
from nonguarantor subsidiaries to settle certain

accumulated intercompany balances.

These transactions had
no impact on our consolidated financial statements.

In 2017, ConocoPhillips received a $
7.8

billion return of capital and a $
0.2

billion return of earnings from
ConocoPhillips Company to settle certain

accumulated intercompany balances.

These transactions had no
impact on our consolidated financial statements.

In 2018, ConocoPhillips Company received a $
4.8

billion return of earnings and a $
2.4

billion loan repayment
from nonguarantor subsidiaries to settle certain

accumulated intercompany balances.

These transactions had
no impact on our consolidated financial statements.

In 2018, ConocoPhillips received a $
3.5

billion return of capital and a $
1.0

billion return of earnings from
ConocoPhillips Company to settle certain

accumulated intercompany balances.

These transactions had no
impact on our consolidated financial statements.

In 2019, ConocoPhillips received a $
2.4

billion return of capital and a $
1.7

billion return of earnings from
ConocoPhillips Company to settle certain

accumulated intercompany balances.

This transaction had no impact
on our consolidated financial statements.

In 2019, ConocoPhillips Company received a $
4.5

billion return of earnings and a $
4.2

billion return of capital
from nonguarantor subsidiaries to settle certain

accumulated intercompany balances.

These transactions had
no impact on our consolidated financial statements.

In 2019, Burlington Resources LLC received

a $
3.2

billion return of earnings from nonguarantor

subsidiaries
to settle certain accumulated intercompany balances.

These transactions had no impact on our consolidated
financial statements.

This condensed consolidating financial information

should be read in conjunction with the accompanying
consolidated financial statements and notes.

Millions of Dollars
Year Ended December 31,

2019
Income Statement ConocoPhillips
ConocoPhillips
Company
Burlington
Resources LLC
All Other
Subsidiaries
Consolidating
Adjustments
Total
Consolidated
Revenues and Other Income
Sales and other operating revenues $
-
14,510
-
18,057
-
32,567
Equity in earnings of affiliates
7,419
5,281
1,610
775
(14,306)
779
Gain (loss) on dispositions
-
2,786
-
(820)
-
1,966
Other income
1
875
5
477
-
1,358
Intercompany revenues
-
113
40
5,542
(5,695)
-
Total Revenues and Other

Income
7,420
23,565
1,655
24,031
(20,001)
36,670
Costs and Expenses
Purchased commodities
-
12,838
-
4,038
(5,034)
11,842
Production and operating expenses
1
1,380
1
4,345
(405)
5,322
Selling, general and administrative expenses
9
421
-
131
(5)
556
Exploration expenses
-
422
-
321
-
743
Depreciation, depletion and amortization
-
596
-
5,494
-
6,090
Impairments
-
157
-
248
-
405
Taxes other than income taxes
-
139
-
814
-
953
Accretion on discounted liabilities
-
16
-
310
-
326
Interest and debt expense
283
544
133
69
(251)
778
Foreign currency transaction losses
-
21
-
45
-
66
Other expenses
-
60
-
5
-
65
Total Costs and Expenses
293
16,594
134
15,820
(5,695)
27,146
Income before income taxes
7,127
6,971
1,521
8,211
(14,306)
9,524
Income tax provision (benefit)
(62)
(448)
(46)
2,823
-
2,267
Net income
7,189
7,419
1,567
5,388
(14,306)
7,257
Less: net income attributable to noncontrolling interests
-
-
-
(68)
-
(68)
Net Income Attributable to ConocoPhillips $
7,189
7,419
1,567
5,320
(14,306)
7,189
Comprehensive Income Attributable to ConocoPhillips $
7,935
8,165
1,873
6,058
(16,096)
7,935
Income Statement
Year Ended December 31,

2018
Revenues and Other Income
Sales and other operating revenues $
-
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
8,276
(16,596)
6,305
Less: net income attributable to noncontrolling interests
-
-
-
(48)
-
(48)
Net Income Attributable to ConocoPhillips $
6,257
6,503
1,865
8,228
(16,596)
6,257
Comprehensive Income Attributable to ConocoPhillips $
5,654
5,900
1,364
7,961
(15,225)
5,654
See Notes to Consolidated Financial Statements.

Millions of Dollars
Year Ended December 31,

2017
Income Statement ConocoPhillips
ConocoPhillips
Company
Burlington
Resources LLC
All Other
Subsidiaries
Consolidating
Adjustments
Total
Consolidated
Revenues and Other Income
Sales and other operating revenues $
-
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
1,673
(2,477)
(793)
Less: net income attributable to noncontrolling interests
-
-
-
(62)
-
(62)
Net Income (Loss) Attributable to ConocoPhillips $
(855)
(454)
1,320
1,611
(2,477)
(855)
Comprehensive Income (Loss) Attributable to ConocoPhillips $
(180)
221
1,672
2,275
(4,168)
(180)
See Notes to Consolidated Financial Statements.

Millions of Dollars
At December 31, 2019
Balance Sheet ConocoPhillips
ConocoPhillips
Company
Burlington
Resources LLC
All Other
Subsidiaries
Consolidating
Adjustments
Total
Consolidated
Assets
Cash and cash equivalents $
-
3,439
-
1,649
-
5,088
Short-term investments
-
2,670
-
358
-
3,028
Accounts and notes receivable
5
2,088
2
3,881
(2,575)
3,401
Investment in Cenovus Energy
-
2,111
-
-
-
2,111
Inventories
-
168
-
858
-
1,026
Prepaid expenses and other current assets
1
352
-
1,906
-
2,259
Total Current Assets
6
10,828
2
8,652
(2,575)
16,913
Investments, loans and long-term receivables*
34,076
44,969
11,662
15,612
(97,413)
8,906
Net properties, plants and equipment
-
3,552
-
38,717
-
42,269
Other assets
3
765
253
2,210
(805)
2,426
Total Assets $
34,085
60,114
11,917
65,191
(100,793)
70,514
Liabilities and Stockholders’ Equity
Accounts payable $
-
2,670
21
3,084
(2,575)
3,200
Short-term debt
(3)
4
13
91
-
105
Accrued income and other taxes
-
79
-
951
-
1,030
Employee benefit obligations
-
508
-
155
-
663
Other accruals
84
408
35
1,518
-
2,045
Total Current Liabilities
81
3,669
69
5,799
(2,575)
7,043
Long-term debt
3,794
6,670
2,129
2,197
-
14,790
Asset retirement obligations and accrued environmental costs
-
322
-
5,030
-
5,352
Deferred income taxes
-
-
-
5,438
(804)
4,634
Employee benefit obligations
-
1,329
-
452
-
1,781
Other liabilities and deferred credits*
1,787
7,514
826
9,271
(17,534)
1,864
Total Liabilities
5,662
19,504
3,024
28,187
(20,913)
35,464
Retained earnings
33,184
21,898
2,164
10,481
(27,985)
39,742
Other common stockholders’ equity
(4,761)
18,712
6,729
26,454
(51,895)
(4,761)
Noncontrolling interests
-
-
-
69
-
69
Total Liabilities and Stockholders’

Equity
$
34,085
60,114
11,917
65,191
(100,793)
70,514
Balance Sheet At December 31, 2018
Assets
Cash and cash equivalents $
-
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
227
1,269
(798)
1,344
Total Assets $
29,975
61,058
15,504
72,563
(109,120)
69,980
Liabilities and Stockholders’ Equity
Accounts payable $
-
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
$
29,975
61,058
15,504
72,563
(109,120)
69,980
*Includes intercompany loans.

See Notes to Consolidated Financial Statements.

Millions of Dollars
Year Ended December 31,

2019
Statement of Cash Flows ConocoPhillips
ConocoPhillips
Company
Burlington
Resources LLC
All Other
Subsidiaries
Consolidating
Adjustments
Total
Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities $
1,457
7,986
3,207
9,803
(11,349)
11,104
Cash Flows From Investing Activities
Capital expenditures and investments
-
(2,517)
-
(5,714)
1,595
(6,636)
Working capital changes associated

with investing activities
-
37
-
(140)
-
(103)
Proceeds from asset dispositions
2,374
7,047
769
1,055
(8,233)
3,012
Net purchases of investments
-
(2,803)
-
(107)
-
(2,910)
Long-term advances/loans—related parties
-
(812)
-
-
812
-
Collection of advances/loans—related parties
-
141
-
147
(161)
127
Intercompany cash management
1,060
(2,849)
1,402
387
-
-
Other
-
(149)
-
41
-
(108)
Net Cash Provided by (Used in) Investing Activities
3,434
(1,905)
2,171
(4,331)
(5,987)
(6,618)
Cash Flows From Financing Activities
Issuance of debt
-
-
-
812
(812)
-
Repayment of debt
-
(21)
-
(220)
161
(80)
Issuance of company common stock
105
-
-
-
(135)
(30)
Repurchase of company common stock
(3,500)
-
-
-
-
(3,500)
Dividends paid
(1,500)
(4,034)
(454)
(7,097)
11,585
(1,500)
Other
4
-
(4,924)
(1,736)
6,537
(119)
Net Cash Used in Financing Activities
(4,891)
(4,055)
(5,378)
(8,241)
17,336
(5,229)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and
Restricted Cash
-
(11)
-
(35)
-
(46)
Net Change in Cash, Cash Equivalents and Restricted Cash
-
2,015
-
(2,804)
-
(789)
Cash, cash equivalents and restricted cash at beginning of period
-
1,428
-
4,723
-
6,151
Cash, Cash Equivalents and Restricted Cash at End of Period $
-
3,443
-
1,919
-
5,362
Statement of Cash Flows
Year Ended December 31,

2018*
Cash Flows From Operating Activities
Net Cash

Provided by Operating Activities
$
860
4,019
838
14,132
(6,915)
12,934
Cash Flows From Investing Activities
Capital expenditures and investments
-
(980)
(603)
(5,777)
610
(6,750)
Working capital changes associated

with investing activities
-
(110)
-
42
-
(68)
Proceeds from asset dispositions
3,457
666
1,926
705
(5,672)
1,082
Net sales of short-term investments
-
-
-
1,620
-
1,620
Long-term advances/loans—related parties

-
(126)
(173)
(10)
309
-
Collection of advances/loans—related parties
589
3,432
212
129
(4,243)
119
Intercompany cash management
(803)
3,504
(2,150)
(551)
-
-
Other
-
151
-
3
-
154
Net Cash Provided by (Used in) Investing Activities
3,243
6,537
(788)
(3,839)
(8,996)
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
(121)
-
(117)
Net Change in Cash, Cash Equivalents and Restricted Cash
-
1,194
(3)
(1,576)
-
(385)
Cash, cash equivalents and restricted cash at beginning of period
-
234
3
6,299
-
6,536
Cash, Cash Equivalents and Restricted Cash at End of Period $
-
1,428
-
4,723
-
6,151
*Revised to reclassify certain intercompany distributions from Operating Activities to 'Proceeds from asset dispositions' within Investing Activities based on the nature of the distributions.

There was no impact to Total Consolidated results.

Millions of Dollars
Year Ended December 31,

2017
Statement of Cash Flows ConocoPhillips
ConocoPhillips
Company
Burlington
Resources LLC
All Other
Subsidiaries
Consolidating
Adjustments
Total
Consolidated
Cash Flows From Operating Activities
Net Cash Provided by Operating Activities $
71
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
2,841
-
2,715
Cash and cash equivalents at beginning of period
-
358
5
3,247
-
3,610
Cash and Cash Equivalents at End of Period $
-
234
3
6,088
-
6,325
See Notes to Consolidated Financial Statements.

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
disclosure.

As of December 31, 2019,

with the participation of our management, our

Chairman and Chief
Executive Officer (principal executive officer) and our Executive

Vice President and Chief Financial Officer
(principal financial

officer) carried out an evaluation, pursuant to Rule 13a-15(b)

of the Act, of
ConocoPhillips’ disclosure controls and procedures

(as defined in Rule 13a-15(e) of the Act).

Based upon that
evaluation, our Chairman and Chief Executive

Officer and our Executive Vice President and Chief Financial
Officer concluded our disclosure controls and procedures

were operating effectively as of December 31, 2019.

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

Part I of this report on page 29.

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

(within the Investors>Corporate Governance

section)
.

Any
waivers of the Code of Ethics must be approved, in

advance, by our full Board of Directors.

Any amendments
to, or waivers from, the Code of Ethics that apply

to our executive officers and directors will be posted

on the
“Corporate Governance” section of our internet

website.

All other information required by Item 10 of

Part III will be included in our Proxy Statement

relating to our
2020 Annual Meeting of Stockholders, to be

filed pursuant to Regulation 14A on or before

April 30, 2020, and
is incorporated herein by reference.*

Item 11.

EXECUTIVE COMPENSATION

Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2020
Annual Meeting of Stockholders, to be filed pursuant

to Regulation 14A on or before April 30,

2020, and is
incorporated herein by reference.*

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III

will be included in our Proxy Statement relating

to our 2020
Annual Meeting of Stockholders, to be filed pursuant

to Regulation 14A on or before April 30,

2020, and is
incorporated herein by reference.*

Item 13.

CERTAIN RELATIONSHIPS

AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Information required by Item 13 of Part III

will be included in our Proxy Statement relating

to our 2020
Annual Meeting of Stockholders, to be filed pursuant

to Regulation 14A on or before April 30,

2020, and is
incorporated herein by reference.*

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III

will be included in our Proxy Statement relating

to our 2020
Annual Meeting of Stockholders, to be filed pursuant

to Regulation 14A on or before April 30,

2020, and is
incorporated herein by reference.*

_________________________
*Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing
in our 2020 Proxy

Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a
part of this report.

PART

IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.

Financial Statements and Supplementary

Data
The financial statements and supplementary information

listed in the Index to Financial Statements,
which appears on page
75
, are filed as part of this annual report.

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
188

through 196, are filed as part
of this annual report.

SCHEDULE II—VALUATION

AND QUALIFYING ACCOUNTS (Consolidated)
ConocoPhillips
Millions of Dollars
Balance at Charged to Balance at
Description January 1 Expense Other (a) Deductions December 31
2019
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable $ 25 5 - (17) (b) 13
Deferred tax asset valuation allowance 3,040 7,376 (26) (176) 10,214
Included in other liabilities:
Restructuring accruals 48 (1) - (24) (c) 23
2018
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable $ 4 23 - (2) (b) 25
Deferred tax asset valuation allowance 1,254 2,067 (8) (273) 3,040
Included in other liabilities:
Restructuring accruals 53 70 (2) (73) (c) 48
2017
Deducted from asset accounts:
Allowance for doubtful accounts and notes receivable $ 5 2 - (3) (b) 4
Deferred tax asset valuation allowance 675 560 19 - 1,254
Included in other liabilities:
Restructuring accruals 80 65 1 (93) (c) 53
(a)Represents acquisitions/dispositions/revisions and the effect of translating foreign financial statements.
(b)Amounts charged off less recoveries of amounts previously charged off.
(c)Benefit payments.
See Note 19
—
Income Taxes, in the Notes to Consolidated Financial Statements, for additional information related to our deferred tax asset valuation allowance.

CONOCOPHILLIPS

  INDEX TO EXHIBITS

Exhibit

Number

Description

2.1
Separation and Distribution Agreement Between ConocoPhillips and Phillips 66, dated April 26,
2012 (incorporated by reference to Exhibit 2.1 to the Current Report of ConocoPhillips on Form 8-
K filed on May 1, 2012; File No. 001-32395).

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

4.1*
Description of Securities of the Registrant.

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
189
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
December 31, 2005; File No. 001-32395).

10.9
Phillips Petroleum Company Stock Plan for Non-Employee Directors (incorporated by reference to
Exhibit 10.22 to the Annual Report of ConocoPhillips on Form 10-K for the year ended
December 31, 2002; File No. 000-49987).

10.10.1*
Amended and Restated ConocoPhillips Key Employee Supplemental Retirement Plan, dated
January 1, 2020.

10.10.2
Eighth Amendment to Retirement Plans as amended and restated effective January 1, 2016

(incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q

for the quarter ended June 30, 2018; File No. 001-32395).

10.11.1*
Amended and Restated Defined Contribution Make-Up Plan of ConocoPhillips—Title I, dated
January 1, 2020.

10.11.2*
Amended and Restated Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated
January 1, 2020.

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
190
10.15
Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips (incorporated by reference to Exhibit 10.17 to the Annual Report of ConocoPhillips on Form 10-K for the year ended
December 31, 2005; File No. 001-32395).

10.16.1
Rabbi Trust Agreement dated December 17, 1999 (incorporated by reference to Exhibit 10.11 of the
Annual Report of ConocoPhillips Holding Company on Form 10-K for the year ended
December 31, 1999; File No. 001-14521).

10.16.2
Amendment to Rabbi Trust Agreement dated February 25, 2002 (incorporated by reference to
Exhibit 10.39.1 to the Annual Report of ConocoPhillips on Form 10-K for the year ended
December 31, 2002; File No. 000-49987).

10.16.3
Phillips Petroleum Company Grantor Trust Agreement, dated June 1, 1998 (incorporated by reference to Exhibit 10.17.3 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.16.4
First Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust

Agreement, dated May 3, 1999 (incorporated by reference to Exhibit 10.17.4 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.16.5
Second Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust

Agreement, dated January 15, 2002 (incorporated by reference to Exhibit 10.17.5 to the Annual
Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-
32395).

10.16.6
Third Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust

Agreement, dated October 5, 2006 (incorporated by reference to Exhibit 10.17.6 to the Annual
Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-
32395).

10.16.7
Fourth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust

Agreement, dated May 1, 2012 (incorporated by reference to Exhibit 10.17.7 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.16.8
Fifth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust

Agreement, dated May 20, 2015 (incorporated by reference to Exhibit 10.17.8 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.17.1
ConocoPhillips Directors’ Charitable Gift Program (incorporated by reference to Exhibit 10.40 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2003;

File No. 000-49987).

10.17.2
First and Second Amendments to the ConocoPhillips Directors’ Charitable Gift Program
(incorporated by reference to Exhibit 10 to the Quarterly Report of ConocoPhillips on Form 10-Q
for the quarterly period ended June 30, 2008; File No. 001-32395).

10.18
ConocoPhillips Matching Gift Plan for Directors and Executives (incorporated by reference to
Exhibit 10.41 to the Annual Report of ConocoPhillips on Form 10-K for the year ended
December 31, 2003; File No. 000-49987).

10.19.1*
Amended and Restated Key Employee Deferred Compensation Plan of ConocoPhillips—Title I,
dated January 1, 2020 (incorporated by reference to Exhibit 10.12.1 to the Quarterly Report of
ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

Exhibit
Number

Description
191

10.19.2*
Amended and Restated Key Employee Deferred Compensation Plan of ConocoPhillips—Title II,
dated January 1, 2020 (incorporated by reference to Exhibit 10.12.2 to the Quarterly Report of
ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

10.20
Amendment and Restatement of ConocoPhillips Key Employee Change in Control Severance Plan,
effective January 1, 2014 (incorporated by reference to Exhibit 10.21 to the Annual Report of

ConocoPhillips on Form 10-K for the year ended December 31, 2013; File No. 001-32395).

10.21
ConocoPhillips Executive Severance Plan (incorporated by reference to Exhibit 10.23 to the Annual
Report of ConocoPhillips on Form 10-K for the year ended December 31, 2008; File No. 001-
32395).

10.22.1
2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix C of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2004 Annual
Meeting of Shareholders; File No. 000-49987).

10.22.2
Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights
Program under the 2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips
(incorporated by reference to Exhibit 10.26 to the Annual Report of ConocoPhillips on Form 10-K
for the year ended December 31, 2008; File No. 001-32395).

10.22.3
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

10.24
2009 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix A of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2009 Annual
Meeting of Shareholders; File No. 001-32395).

10.25.1
2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Appendix A of ConocoPhillips’ Proxy Statement on Schedule 14A relating to the 2011 Annual
Meeting of Shareholders; File No. 001-32395).

10.25.2
Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights
Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips,
effective February 9, 2012 (incorporated by reference to Exhibit 10 to the Quarterly Report of
ConocoPhillips on Form 10-Q for the quarter ended March 31, 2012; File No. 001-32395).

10.25.3
Form of Restricted Stock Award Agreement under the Restricted Stock Program under the 2011
Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated September 18, 2012
(incorporated by reference to Exhibit 10.26.5 to the Annual Report of ConocoPhillips on Form 10-K
for the year ended December 31, 2012; File No. 001-32395).

10.25.4
Form of Performance Share Unit Agreement under the Restricted Stock Program under the 2011
Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013
(incorporated by reference to Exhibit 10.26.6 to the Annual Report of ConocoPhillips on Form 10-K
for the year ended December 31, 2012; File No. 001-32395).

Exhibit
Number

Description
192

10.25.5
Form of Performance Share Unit Agreement—Canada under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013
(incorporated by reference to Exhibit 10.26.7 to the Annual Report of ConocoPhillips on Form 10-K
for the year ended December 31, 2012; File No. 001-32395).

10.25.6
Form of Restricted Stock Award Agreement under the Restricted Stock Program under the 2011
Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013
(incorporated by reference to Exhibit 10.26.8 to the Annual Report of ConocoPhillips on Form 10-K
for the year ended December 31, 2012; File No. 001-32395).

10.25.7
Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights
Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated
February 5, 2013 (incorporated by reference to Exhibit 10.26.9 to the Annual Report of
ConocoPhillips on Form 10-K for the year ended December 31, 2012; File No. 001-32395).

10.25.8
Form of Make-Up Grant Award Agreement under the 2011 Omnibus Stock and Performance
Incentive Plan of ConocoPhillips, dated January 1, 2012 (incorporated by reference to Exhibit 10.1 to the
Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2013;
File No. 001-32395).

10.25.9
Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated
February 18, 2014 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of
ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

10.25.10
Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated

February 16, 2016 (incorporated by reference to Exhibit 10.26.12 to the Annual Report of
ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.25.11
Form of Key Employee Award Agreement, as part of the ConocoPhillips Restricted Stock Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated

February 16, 2016 (incorporated by reference to Exhibit 10.26.14 to the Annual Report of
ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No. 001-32395).

10.25.12

Form of Performance Period IX Award Agreement, as part of the ConocoPhillips Performance
Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of
ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.3 to the Quarterly
Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-
32395).

10.25.13

Form of Performance Period IX Award Agreement—Canada, as part of the ConocoPhillips
Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive
Plan of ConocoPhillips, dated February 18, 2014 (incorporated by reference to Exhibit 10.4 to the
Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No.
001-32395).

10.25.14

Form of Performance Period X Award Agreement, as part of the ConocoPhillips Performance Share
Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips,
dated February 18, 2014 (incorporated by reference to Exhibit 10.5 to the Quarterly Report of
ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File No. 001-32395).

Exhibit
Number

Description
193
10.25.15
Form of Performance Period XIV Award Agreement, as part of the ConocoPhillips Performance
Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of
ConocoPhillips, dated February 16, 2016 (incorporated by reference to Exhibit 10.26.23 to the
Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No.
001-32395).

10.25.16
Form of Performance Period XIV Award Agreement—Canada, as part of the ConocoPhillips
Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive
Plan of ConocoPhillips, dated February 16, 2016 (incorporated by reference to Exhibit 10.26.24 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2015; File No.
001-32395).

10.25.17

Form of Inducement Grant Award Agreement under the 2011 Omnibus Stock and Performance
Incentive Plan of ConocoPhillips, dated March 31, 2014 (incorporated by reference to Exhibit 10.11 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2014; File
No. 001-32395).

10.25.18

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

10.25.19

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

10.26.1
2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.1 to the Current Report of ConocoPhillips on Form 8-K filed on May 14, 2014; File
No. 001-32395).

10.26.2
Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Targeted
Variable Long Term Incentive Program, granted under the 2014 Omnibus Stock and Performance
Incentive Plan of ConocoPhillips, dated September 3, 2015 (incorporated by reference to Exhibit
10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30,
2015; File No. 001-32395).

10.26.3
Form of Retention Award Terms and Conditions, as part of the Restricted Stock Unit Award, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips
(incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q
for the quarter ended March 31, 2015; File No. 001-32395).

10.26.4
Form of Non-Employee Director Restricted Stock Units Terms and Conditions, as part of the
Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15,
2016 (incorporated by reference to Exhibit 10.3 to the Quarterly Report of ConocoPhillips on Form
10-Q for the quarter ended March 31, 2016; File No. 001-32395).

10.26.5
Form of Non-Employee Director Restricted Stock Units Terms and Conditions – Canadian Non-
Employee Directors, as part of the Deferred Compensation Plan for Non-Employee Directors of
ConocoPhillips, dated January 15, 2016 (incorporated by reference to Exhibit 10.4 to the Quarterly

Exhibit
Number

Description
194
Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2016; File No. 001-
32395).

10.26.6
Form of Non-Employee Director Restricted Stock Units Terms and Conditions – Norwegian Non-
Employee Directors, as part of the Deferred Compensation Plan for Non-Employee Directors of
ConocoPhillips, dated January 15, 2016 (incorporated by reference to Exhibit 10.5 to the Quarterly
Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2016; File No. 001-
32395).

10.26.7
Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Stock Option

Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips,

dated February 14, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report of

ConocoPhillips on Form 10-Q for the quarter ended March 31, 2017; File No. 001-32395).

10.26.8
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

10.26.9

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

10.26.10

Form of Key Employee Award Terms and Conditions as part of the ConocoPhillips Restricted Stock

Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips,

dated February 14, 2017 (incorporated by reference to Exhibit 10.4 to the Quarterly Report of

ConocoPhillips on Form 10-Q for the quarter ended March 31, 2017; File No. 001-32395).

10.26.11
Form of Key Employee Award Terms and Conditions as part of the ConocoPhillips Executive

Restricted Stock Unit Program granted under the 2014 Omnibus Stock and Performance Incentive

Plan of ConocoPhillips, dated February 13, 2018 (incorporated by reference to Exhibit 10.27.12 to the Annual Report of ConocoPhillips on Form 10-K for the year ended December 31, 2017; File No.

001-32395).

10.26.12
Form of Key Employee Award Terms and Conditions for eligible employees on the Canada payroll,

as part of the ConocoPhillips Executive Restricted Stock Unit Program granted under the 2014

Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2018

(incorporated by reference to Exhibit 10.27.13 to the Annual Report of ConocoPhillips on Form 10-
K for the year ended December 31, 2017; File No. 001-32395).

10.26.13
Form of Key Employee Award Terms and Conditions as part of the ConocoPhillips Restricted Stock

Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips,

dated February 13, 2018 (incorporated by reference to Exhibit 10.27.14 to the Annual Report of

ConocoPhillips on Form 10-K for the year ended December 31, 2017; File No. 001-32395).

10.26.14
Form of Retention Award Terms and Conditions, 2017 revision, as part of the Restricted Stock Unit
Award, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips
(incorporated by reference to Exhibit 10.27.15 to the Annual Report of ConocoPhillips on Form 10-
K for the year ended December 31, 2017; File No. 001-32395).

Exhibit
Number

Description
195
10.26.15
Form of Key Employee Award Terms and Conditions as part of the ConocoPhillips Restricted Stock

Unit Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of

ConocoPhillips, dated February 14, 2019.

10.27*

Amended and Restated 409A Annex to Nonqualified Deferred Compensation Arrangements of
ConocoPhillips, dated January 1, 2020 (incorporated by reference to Exhibit 10.8 to the Quarterly
Report of ConocoPhillips on Form 10-Q for the quarter ended June 30, 2012; File No. 001-32395).

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
File No. 001-32395).

10.31
Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26,
2012 (incorporated by reference to Exhibit 10.1 to the Current Report of ConocoPhillips on Form 8-
K filed on May 1, 2012; File No. 001-32395).

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

10.37
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

Exhibit
Number

Description
196
10.38
Company Retirement Contribution Make-Up Plan of ConocoPhillips, dated December 28, 2018

(incorporated by reference to Exhibit 10.39 to the Annual Report of ConocoPhillips on Form 10-K
for the year ended December 31, 2019; File No. 001-32395).

10.40
Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Targeted
Variable Long Term Incentive Program, granted under the 2014 Omnibus Stock and Performance
Incentive Plan of ConocoPhillips, dated September 23, 2019 (incorporated by reference to Exhibit
10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30,
2019; File No. 001-32395).

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
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange
Act of 1934.

32*
Certifications pursuant to 18 U.S.C. Section 1350.

99*

Report of DeGolyer and MacNaughton.

101.INS*

Inline XBRL Instance Document.

101.SCH*

Inline XBRL Schema Document.

101.CAL*

Inline XBRL Calculation Linkbase Document.

101.DEF*

Inline XBRL Definition Linkbase Document.

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
February 18, 2020 /s/ Ryan M. Lance
Ryan M. Lance
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange

Act of 1934, this report has been signed, as of
February 18, 2020, on behalf of the registrant

by the following officers in the capacity indicated

and by a
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