Form 10-Q
period 2020-03-31
CONOCOPHILLIPS
filed 2020-05-05
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
[X]
QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended

March 31, 2020

d

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

281
-
293-1000

(Registrant's telephone number, including area code)

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

Yes [

]
No

[x]

The registrant had
1,072,425,162

shares of common stock, $.01 par value, outstanding at March 31, 2020.

CONOCOPHILLIPS

  TABLE OF CONTENTS

Page
Commonly Used Abbreviations

..................................................................................................................

1
Part I—Financial Information
Item 1.

Financial Statements
Consolidated Income Statement

...........................................................................................................

2
Consolidated Statement of Comprehensive Income

............................................................................

3
Consolidated Balance Sheet

.................................................................................................................

4
Consolidated Statement of Cash Flows................................................................................................

5
Notes to Consolidated Financial Statements

........................................................................................

6
Supplementary Information—Condensed Consolidating

Financial Information

.................................

29
Item 2.

Management’s Discussion and Analysis of Financial Condition and
Results of Operations

.................................................................................................................

33
Item 3.

Quantitative and Qualitative Disclosures

About Market Risk

...................................................

55
Item 4.

Controls and Procedures

............................................................................................................

56
Part II—Other Information
Item 1.

Legal Proceedings

......................................................................................................................

56
Item 1A.

Risk Factors

.............................................................................................................................

56
Item 2.

Unregistered Sales of Equity Securities and Use

of Proceeds ...................................................

58
Item 6.

Exhibits ......................................................................................................................................

59
Signature

.....................................................................................................................................................

60

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
BCF billion cubic feet Board
BOE barrels of oil equivalent FIFO first-in, first-out
MBD thousands of barrels per day G&A general and administrative
MCF thousand cubic feet GAAP generally accepted accounting
MBOD thousand barrels of oil per day principles
MMBOE million barrels of oil equivalent LIFO last-in, first-out
MMBOD million barrels of oil per day NPNS normal purchase normal sale
MBOED
thousands of barrels of oil

PP&E properties, plants and equipment
equivalent per day SAB staff accounting bulletin
MMBTU million British thermal units VIE
variable interest entity

MMCFD million cubic feet per day
Miscellaneous
Industry EPA Environmental Protection Agency
CBM coalbed methane EU European Union
E&P exploration and production FERC
Federal Energy Regulatory

FEED front-end engineering and design Commission
FPS floating production system GHG greenhouse gas
FPSO
floating production, storage and

HSE health, safety and environment
offloading ICC
International Chamber of

JOA joint operating agreement Commerce
LNG liquefied natural gas ICSID
World Bank’s

International
NGLs natural gas liquids
Centre for Settlement of

OPEC
Organization of Petroleum

Investment Disputes
Exporting Countries IRS Internal Revenue Service
PSC production sharing contract OTC over-the-counter
PUDs proved undeveloped reserves NYSE New York Stock Exchange
SAGD steam-assisted gravity drainage SEC U.S. Securities and Exchange
WCS Western Canada Select Commission
WTI
West Texas

Intermediate
TSR total shareholder return
U.K. United Kingdom
U.S. United States of America

PART

I.

FINANCIAL INFORMATION
Item 1.

FINANCIAL STATEMENTS
Consolidated Income Statement ConocoPhillips
Millions of Dollars
Three Months Ended
March 31
2020 2019
Revenues and Other Income
Sales and other operating revenues $
6,158
9,150
Equity in earnings of affiliates
234
188
Gain (loss) on dispositions
(42)
17
Other income (loss)

(1,539)
702
Total Revenues and

Other Income
4,811
10,057
Costs and Expenses
Purchased commodities
2,661
3,675
Production and operating expenses
1,173
1,271
Selling, general and administrative expenses
(3)
153
Exploration expenses
188
110
Depreciation, depletion and amortization
1,411
1,546
Impairments
521
1
Taxes other than income

taxes
250
275
Accretion on discounted liabilities
67
86
Interest and debt expense
202
233
Foreign currency transactions (gain) loss
(90)
12
Other expenses
(6)
8
Total Costs and Expenses
6,374
7,370
Income (loss) before income taxes
(1,563)
2,687
Income tax provision
148
841
Net income (loss)
(1,711)
1,846
Less: net income attributable to noncontrolling interests
(28)
(13)
Net Income (Loss) Attributable to ConocoPhillips $
(1,739)
1,833
Net Income (Loss) Attributable to ConocoPhillips Per Share

of Common Stock
(dollars)
Basic $
(1.60)
1.61
Diluted
(1.60)
1.60
Average Common

Shares Outstanding
(in thousands)
Basic
1,084,561
1,139,463
Diluted
1,084,561
1,146,515
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income ConocoPhillips
Millions of Dollars
Three Months Ended
March 31
2020 2019
Net Income (Loss) $
(1,711)
1,846
Other comprehensive income (loss)
Defined benefit plans
Reclassification adjustment for amortization of prior service credit included in net income (loss)
(8)
(8)
Net actuarial gain arising during the period
5
-
Reclassification adjustment for amortization of net actuarial losses included in net income (loss)
18
26
Income taxes on defined benefit plans
(4)
(5)
Defined benefit plans, net of tax
11
13
Net unrealized holding loss on securities
(3)
-
Income taxes on net unrealized holding loss on securities
1
-
Net unrealized holding loss on securities, net of tax
(2)
-
Foreign currency translation adjustments
(799)
175
Income taxes on foreign currency translation adjustments
2
1
Foreign currency translation adjustments, net of tax
(797)
176
Other Comprehensive Income (Loss), Net of

Tax
(788)
189
Comprehensive Income (Loss)
(2,499)
2,035
Less: comprehensive income attributable to noncontrolling

interests
(28)
(13)
Comprehensive Income (Loss) Attributable to ConocoPhillips $
(2,527)
2,022
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

ConocoPhillips
Millions of Dollars
March 31 December 31
2020 2019
Assets
Cash and cash equivalents $
3,908
5,088
Short-term investments
3,866
3,028
Accounts and notes receivable (net of allowance of $
3

and $
13
, respectively)
2,116
3,267
Accounts and notes receivable—related parties
148
134
Investment in Cenovus Energy
420
2,111
Inventories
726
1,026
Prepaid expenses and other current assets
1,960
2,259
Total Current Assets
13,144
16,913
Investments and long-term receivables
8,707
8,687
Loans and advances—related parties
167
219
Net properties, plants and equipment (net of accumulated depreciation, depletion and amortization of $
55,425

and $
55,477
, respectively)
40,645
42,269
Other assets
2,370
2,426
Total Assets $
65,033
70,514
Liabilities
Accounts payable $
2,900
3,176
Accounts payable—related parties
21
24
Short-term debt
126
105
Accrued income and other taxes
853
1,030
Employee benefit obligations
323
663
Other accruals
1,852
2,045
Total Current Liabilities
6,075
7,043
Long-term debt
14,847
14,790
Asset retirement obligations and accrued environmental costs
5,316
5,352
Deferred income taxes
4,141
4,634
Employee benefit obligations
1,563
1,781
Other liabilities and deferred credits
1,704
1,864
Total Liabilities
33,646
35,464
Equity
Common stock (
2,500,000,000

shares authorized at $
.01

par value)
Issued (2020—
1,798,422,031

shares; 2019—
1,795,652,203

shares)
Par value
18
18
Capital in excess of par
47,027
46,983
Treasury stock (at cost: 2020—
725,996,869

shares; 2019—
710,783,814

shares)
(47,130)
(46,405)
Accumulated other comprehensive loss
(6,145)
(5,357)
Retained earnings
37,545
39,742
Total Common

Stockholders’ Equity
31,315
34,981
Noncontrolling interests
72
69
Total Equity
31,387
35,050
Total Liabilities and Equity $
65,033
70,514
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows ConocoPhillips
Millions of Dollars
Three Months Ended
March 31
2020 2019
Cash Flows From Operating Activities
Net Income (Loss) $
(1,711)
1,846
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization
1,411
1,546
Impairments
521
1
Dry hole costs and leasehold impairments
67
27
Accretion on discounted liabilities
67
86
Deferred taxes
(227)
(1)
Undistributed equity earnings
31
24
(Gain) loss on dispositions
42
(17)
Unrealized (gain) loss on investment in Cenovus Energy
1,691
(343)
Other
(284)
(221)
Working

capital adjustments
Decrease in accounts and notes receivable
1,041
179
Decrease (increase) in inventories
277
(4)
Decrease (increase) in prepaid expenses and other current assets
(79)
62
Decrease in accounts payable
(297)
(142)
Decrease in taxes and other accruals
(445)
(149)
Net Cash Provided by Operating Activities
2,105
2,894
Cash Flows From Investing Activities
Capital expenditures and investments
(1,649)
(1,637)
Working

capital changes associated with investing activities
81
107
Proceeds from asset dispositions
549
142
Net purchases of investments
(935)
(1)
Collection of advances/loans—related parties
66
62
Other
(44)
(150)
Net Cash Used in Investing Activities
(1,932)
(1,477)
Cash Flows From Financing Activities
Repayment of debt
(24)
(19)
Issuance of company common stock
2
(38)
Repurchase of company common stock
(726)
(752)
Dividends paid

(458)
(350)
Other
(24)
(14)
Net Cash Used in Financing Activities
(1,230)
(1,173)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted
Cash
(122)
75
Net Change in Cash, Cash Equivalents and Restricted Cash
(1,179)
319
Cash, cash equivalents and restricted cash at beginning of period
5,362
6,151
Cash, Cash Equivalents and Restricted Cash at End of Period $
4,183
6,470
Restricted cash of $
88

million and $
187

million are included in the “Prepaid expenses and other current assets” and “Other assets” lines, respectively, of our Consolidated Balance Sheet as of March 31, 2020.
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
included in this report.

Therefore, these financial statements should

be read in conjunction with the
consolidated financial statements and notes included

in our 2019 Annual Report on Form

10-K.

The unrealized (gain) loss on investment in Cenovus

Energy included on our consolidated statement of cash
flows, previously reflected on the line item

“Other” within net cash provided by operating

activities, has been
reclassified in the comparative period to conform

with the current period’s presentation.

Note 2—Changes in Accounting Principles

We
adopted

the provisions of FASB ASU No. 2016-13, “Measurement of Credit Losses

on Financial
Instruments,” (ASC Topic 326) and its amendments,
beginning
January 1, 2020
.

This ASU, as amended, sets
forth the current expected credit loss model,

a new forward-looking impairment model

for certain financial
instruments measured at amortized cost basis

based on expected losses rather than incurred losses.

This ASU,
as amended, which primarily applies to our accounts

receivable, also requires credit losses related

to available-
for-sale debt securities to be recorded through an allowance for credit losses.

The adoption of this ASU did
not have a material impact to our financial statements.

The majority of our receivables are due within

30 days
or less.

We monitor the credit quality of our counterparties through review of collections,

credit ratings, and
other analyses.

We develop our estimated allowance for credit losses primarily using an aging method

and
analyses of historical loss rates as well as consideration

of current and future conditions that could impact

our
counterparties’ credit quality and liquidity.

Note 3—Inventories
Inventories consisted of the following:
Millions of Dollars
March 31

December 31
2020 2019
Crude oil and natural gas $
192
472
Materials and supplies
534
554
$
726
1,026

As a result of declining commodity prices in

the first quarter of 2020, we recorded a lower of

cost or market
adjustment of $
228

million to our crude oil and natural gas

inventories.

This adjustment is included in the
“Purchased commodities” line on our consolidated

income statement.

Inventories valued on the LIFO basis
totaled $
133

million and $
286

million at March 31, 2020 and December 31, 2019,

respectively.

Note 4—Asset Acquisitions and Dispositions

Assets Held for Sale
In October 2019, we entered into an agreement to sell

the subsidiaries that hold our Australia-West assets and
operations to Santos for $
1.39

billion, plus customary adjustments, with an effective

date of January 1, 2019,
plus a payment of $
75

million upon final investment decision

of the Barossa development project.

These
subsidiaries hold our
37.5

percent interest in the Barossa Project and

Caldita Field, our
56.9

percent interest in
the Darwin LNG Facility and Bayu-Undan Field,

our
40

percent interest in the Greater Poseidon Fields, and
our
50

percent interest in the Athena Field.

The transaction is expected to close in the second

quarter of 2020.

At March 31, 2020, the net carrying value of the

subsidiaries to be sold was approximately

$
0.7

billion,
consisting primarily of $
1.3

billion of PP&E and $
0.4

billion of cash and working capital, offset by $
0.7

billion
of ARO and $
0.3

billion of deferred tax liabilities.

The assets met held for sale criteria in the fourth

quarter of
2019, and as of March 31, 2020, $
1.3

billion of PP&E is classified as “Prepaid expenses

and other current
assets” and $
0.7

billion of noncurrent ARO is classified as

“Other accruals” on our consolidated balance sheet.

The before-tax earnings associated with our

Australia-West subsidiaries to be sold were $
192

million and $
115
million for the three-month period ended March 31,

2020 and 2019, respectively.

This transaction is expected
to be completed in the second quarter of 2020, subject

to regulatory approvals and other conditions precedent.

Results of operations for the subsidiaries

to be sold are reported in our Asia Pacific and Middle

East segment.

Assets Sold
In February 2020, we sold our Waddell Ranch interests in the Permian Basin for $
184

million after customary
adjustments.

No gain or loss was recognized on the sale.

In March 2020, we completed the sale of our

Niobrara interests for approximately $
359

million after
customary adjustments and recognized a before-tax

loss on disposition of $
38

million.

At the time of
disposition, our interest in Niobrara had a net carrying

value of $
397

million, consisting primarily of $
433
million of PP&E and $
34

million of ARO.

The before-tax earnings associated with our

interests in Niobrara,
including the loss on disposition, were a loss of $
27

million and income of less than $
1

million for the three-
month periods ended March 31, 2020 and 2019,

respectively.

Production from these non-core Lower 48 properties

averaged
15

MBOED in 2019
.

Note 5—Investments, Loans and Long-Term Receivables

APLNG
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
approximately $
2.9

billion.

All amounts were drawn from the facility.

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

Bank of China, respectively.

At March 31, 2020, a balance of $
6.5

billion was outstanding on the facilities.

See Note 11—Guarantees, for
additional information.

At March 31, 2020, the carrying value of our

equity method investment in APLNG was

$
7,229

million.

The
balance is included in the “Investments and long-term

receivables” line on our consolidated balance

sheet.

Loans and Long-Term Receivables
As part of our normal ongoing business operations,

and consistent with industry practice,

we enter into
numerous agreements with other parties to pursue

business opportunities.

Included in such activity are loans
made to certain affiliated and non-affiliated companies.

At March 31, 2020, significant loans to affiliated
companies included $
270

million in project financing to Qatar Liquefied

Gas Company Limited (3).

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
1.96

billion based on a price of $
9.41

per share on the NYSE on
the closing date.

At March 31, 2020, the investment included

on our consolidated balance sheet was $
420

million and is carried
at fair value.

The fair value of the
208

million Cenovus Energy common shares reflects

the closing price of
$
2.02

per share on the NYSE on the last trading

day of the quarter, a decrease of $
1.69

billion from $
2.11
billion at year-end 2019.

The decrease in fair value represents the net unrealized

loss recorded within the
“Other income (loss)” line of our consolidated income

statement in the first quarter of 2020 relating

to the
shares held at the reporting date.

See Note 14—Fair Value Measurement, for additional information.

Subject
to market conditions, we intend to decrease our

investment over time through market transactions,

private
agreements or otherwise.

Note 7—Suspended Wells

The capitalized cost of suspended wells at March

31, 2020, was $
990

million, a decrease of $
30

million from
$
1,020

million at year-end 2019.

One

suspended well in the Kamunsu East

Field offshore Malaysia totaling
$
19

million was charged to dry hole expense during

the first three months of 2020 relating to exploratory

well
costs capitalized for a period greater than one

year at December 31, 2019.

Of the total suspended well balance
at December 31, 2019 and March 31, 2020, $
313

million relates to wells held for sale.

See Note 4—Asset
Acquisitions and Dispositions, for additional

information.

Note 8—Impairments
During the three-month periods ended March

31, 2020 and 2019, we recognized before-tax

impairment
charges within the following segments:
Millions of Dollars

Three Months Ended
March 31
2020 2019
Lower 48
511
-
Europe and North Africa
10
1
$
521
1

We perform impairment reviews when triggering events arise that may impact the fair value of our assets or
investments.

The recent commodity price downturn prompted

us to evaluate the recoverability of the carrying
value of our assets and whether an other than temporary

impairment occurred for investments

in our portfolio.

A sustained decline in the current and long-term

outlook on commodity prices could trigger

additional
impairment reviews and possibly result in

future impairment charges.

With respect to impairments recorded in the first quarter of 2020, due to a significant decrease in the outlook
for current and long-term natural gas prices,

the estimated fair values of certain non-core

natural gas assets in
the Lower 48 segment declined to amounts below

carrying value.

We recorded impairments of $
511

million
for these non-core natural gas assets, primarily

related to the Wind River Basin operations area consisting of developed properties in the Madden Field and the

Lost Cabin Gas Plant,

which were written down to fair
value.

See Note 14—Fair Value Measurement,

for additional information.

In our Asia Pacific and Middle East segment,

we recorded a before-tax impairment of $
31

million related to
the associated carrying value of capitalized undeveloped

leasehold costs for the Kamunsu East Field in
Malaysia that is no longer in our development plans.

This charge is included in the “Exploration expenses”
line on our consolidated income statement and

is not reflected in the table above.

Note 9—Debt

Our debt balance as of March 31, 2020 was $
14,973

million compared with $
14,895

million at December 31,
2019.

Our revolving credit facility provides a total commitment

of $
6.0

billion and expires in
May 2023
.

Our
revolving credit facility may be used for direct

bank borrowings, the issuance of letters of credit

totaling up to
$
500

million, or as support for our commercial paper

program.

Our commercial paper program consists

of the
ConocoPhillips Company $
6.0

billion program, primarily a funding source for

short-term working capital
needs.

Commercial paper maturities are generally limited

to
90 days
.

We had
no

commercial paper outstanding at March

31, 2020 or December 31, 2019.

We had
no

direct
outstanding borrowings or letters of credit

under the revolving credit facility at March 31, 2020

or December
31, 2019.

Since we had
no

commercial paper outstanding and had issued
no

letters of credit, we had access to
$
6.0

billion in borrowing capacity under our revolving

credit facility at March 31, 2020.

In March 2020, S&P affirmed its “A” rating on our senior long-term debt and revised its outlook to “negative”
from “stable”.
In April 2020, Moody’s affirmed their rating of “A3” with a “stable” outlook.

Our current
rating from Fitch is “A” with a “stable” outlook.

At March 31, 2020, we had $
283

million of certain variable rate demand

bonds (VRDBs) outstanding with

maturities ranging through 2035.

The VRDBs are redeemable at the option of the

bondholders on any business
day.

If they are ever redeemed, we have the ability

and intent

to refinance on a long-term basis, therefore, the
VRDBs are included in the “Long-term debt” line

on our consolidated balance sheet.

Note 10—Changes in Equity
The following tables reflect the changes in stockholders'

equity:
Millions of Dollars
Attributable to ConocoPhillips
Common Stock
Par
Value
Capital in
Excess of
Par
Treasury
Stock
Accum. Other
Comprehensive
Loss
Retained
Earnings
Non-
Controlling
Interests Total
For the three months ended March 31, 2020
Balances at December 31, 2019
$
18
46,983
(46,405)
(5,357)
39,742
69
35,050
Net income (loss)
(1,739)
28
(1,711)
Other comprehensive income (loss)
(788)
(788)
Dividends paid ($
0.42

per common share)
(458)
(458)
Repurchase of company common stock
(726)
(726)
Distributions to noncontrolling interests and other
(26)
(26)
Distributed

under benefit plans
44
44
Other
1
1
2
Balances at March 31, 2020 $
18
47,027
(47,130)
(6,145)
37,545
72
31,387
For the three months ended March 31, 2019
Balances at December 31, 2018
$
18
46,879
(42,905)
(6,063)
34,010
125
32,064
Net income
1,833
13
1,846
Other comprehensive income
189
189
Dividends paid ($
0.31

per common share)
(350)
(350)
Repurchase of company common stock
(752)
(752)
Distributions to noncontrolling interests and other
(17)
(17)
Distributed

under benefit plans
(2)
(2)
Changes in Accounting Principles*
(40)
40
-
Other
1
1
1
3
Balances at March 31, 2019 $
18
46,877
(43,656)
(5,914)
35,534
122
32,981
*Cumulative effect of the adoption of ASU No. 2018-02, "Reclassification of Certain Tax

Effects from Accumulated Other Comprehensive

Income."

Note 11—Guarantees

At March 31, 2020, we were liable for certain

contingent obligations under various contractual

arrangements
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

APLNG Guarantees
At March 31, 2020, we had outstanding multiple

guarantees in connection with our
37.5

percent ownership
interest in APLNG.

The following is a description of the guarantees

with values calculated utilizing March
2020 exchange rates:

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

At March 31, 2020, the carrying value of this

guarantee was approximately $
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
640

million ($
1.2
billion in the event of intentional or reckless breach)

and would become payable if APLNG fails

to
meet its obligations under these agreements and

the obligations cannot otherwise be mitigated.

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
guarantees is approximately $
120

million and would become payable if APLNG

does not perform.

At
March 31, 2020, the carrying value of these guarantees

was approximately $
6

million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately
$
810

million, which consist primarily of

guarantees of the residual value of leased office buildings,

guarantees
of the residual value of corporate aircrafts,

and a guarantee for our portion of a joint venture’s project finance reserve accounts.

These guarantees have remaining terms

of up to
five years

and would become payable if,
upon sale, certain asset values are lower than

guaranteed amounts, business conditions

decline at guaranteed
entities, or as a result of nonperformance of contractual

terms by guaranteed parties.

At March 31, 2020, the
carrying value of these guarantees was approximately

$
11

million.

Indemnifications
Over the years, we have entered into agreements to

sell ownership interests in certain corporations,

joint
ventures and assets that gave rise to qualifying

indemnifications.

These agreements include indemnifications
for taxes and environmental liabilities.

The majority of these indemnifications are related

to tax issues and the
majority of these expire in 2021.

Those related to environmental issues have terms

that are generally indefinite
and the maximum amounts

of future payments are generally unlimited.

The carrying amount recorded for
these indemnification obligations at March 31, 2020,

was approximately $
70

million.

We amortize the
indemnification liability over the relevant time

period the indemnity is in effect, if one exists, based on

the
facts and circumstances surrounding each type

of indemnity.

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
future payments.

Included in the recorded carrying amount

at March 31, 2020, was approximately $
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

We accrue receivables for insurance or other third-party recoveries when applicable.

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

At March 31, 2020, our consolidated balance sheet

included a total environmental accrual of $
170

million,
compared with $
171

million at December 31, 2019, for remediation

activities in the U.S. and Canada.

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
utilized.

In addition, at March 31, 2020, we had performance

obligations secured by letters of credit

of $
273
million (issued as direct bank letters of credit)

related to various purchase commitments for materials,

supplies,
commercial activities and services incident to

the ordinary conduct of business.

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
227

million.

The award now stands
at $
8.5

billion plus interest.

The government of Venezuela sought annulment of the award, which automatically stayed enforcement of the award.

Annulment proceedings are underway.

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

ConocoPhillips has ensured that the
settlement and any actions taken in enforcement

thereof meet all appropriate U.S. regulatory

requirements,
including those related to any applicable sanctions

imposed by the U.S. against Venezuela.

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

In
February 2020, the ICC Tribunal issued an award dismissing FAR Ltd.’s claims,

and this arbitration has been
terminated.

The Office of Natural Resources Revenue (ONRR) has

conducted audits of ConocoPhillips’

payment of
royalties on federal lands and has issued multiple

orders to pay additional royalties to the federal

government.

ConocoPhillips has appealed these orders and strongly

objects to the ONRR claims.

The appeals are pending
with the Interior Board of Land Appeals, except

for one order that is the subject of a lawsuit

ConocoPhillips
filed in 2016 in New Mexico federal court after

its appeal was denied by the Interior Board

of Land Appeals.

Beginning in 2017, cities, counties, and state governments

in California, New York, Washington,

Rhode
Island, Maryland and Hawaii, as well as the Pacific

Coast Federation of Fishermen’s Association, Inc., have
filed lawsuits against oil and gas companies,

including ConocoPhillips, seeking compensatory

damages and
equitable relief to abate alleged climate change impacts.

ConocoPhillips is vigorously defending against

these
lawsuits.

The lawsuits brought by the Cities of San Francisco,

Oakland and New York have been dismissed by
federal district courts and appeals are pending.

Lawsuits filed by other cities and counties

in California and
Washington are currently stayed pending resolution of the appeals brought by the Cities of San Francisco and
Oakland.

Lawsuits filed in Maryland and Rhode Island

are proceeding in state court while rulings in those
matters, on the issue of whether the matters

should proceed in state or federal court, are

on appeal.

The lawsuit
filed in Hawaii has been removed to federal

court.

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
Millions of Dollars
March 31 December 31
2020 2019
Assets
Prepaid expenses and other current assets $
364
288
Other assets
35
34
Liabilities
Other accruals
336
283
Other liabilities and deferred credits
23
28

The gains (losses) from commodity derivatives

incurred, and the line items where they appear

on our
consolidated income statement were:
Millions of Dollars

Three Months Ended
March 31
2020 2019
Sales and other operating revenues $
47
19
Other income (loss)
2
(1)
Purchased commodities
(27)
(20)

The table below summarizes our material net exposures

resulting from outstanding commodity

derivative
contracts:
Open Position
Long/(Short)
March 31 December 31
2020 2019
Commodity
Natural gas and power (billion cubic feet equivalent)

Fixed price
-
(5)

Basis
(19)
(23)

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
Millions of Dollars
March 31 December 31
2020 2019
Assets
Prepaid expenses and other current assets $
40
1
Other Assets
21
-
Liabilities
Other accruals
14
20
Other liabilities and deferred credits
-
8

The gains from foreign currency exchange derivatives

incurred and the line item where they appear

on our
consolidated income statement were:
Millions of Dollars

Three Months Ended
March 31
2020 2019
Foreign currency transactions (gain) loss $
(74)
(2)

We had the following net notional position of outstanding foreign currency exchange derivatives:
In Millions
Notional Currency
March 31 December 31
2020 2019
Foreign Currency Exchange Derivatives
Buy GBP,

sell euro
GBP
5
4
Sell CAD, buy USD CAD
441
1,337

In the second quarter of 2019, we entered into foreign

currency exchange contracts to sell
CAD
1.35

billion at
CAD
0.748

against the
USD
.

In the first quarter of 2020, we entered into

forward currency exchange contracts
to buy
CAD
0.9

billion at CAD
0.718

against the
USD
.

Financial Instruments
We invest in financial instruments with maturities based on our cash forecasts for the various accounts and
currency pools we manage.

The types of financial instruments in which we

currently invest include:

●

Time deposits: Interest bearing deposits placed with financial institutions for a predetermined amount
of time.

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

Millions of Dollars
Carrying Amount
Cash and Cash Equivalents Short-Term Investments
Investments and Long-Term
Receivables
March 31 December 31 March 31 December 31 March 31 December 31
2020 2019 2020 2019 2020 2019
Cash $
550
759
Demand Deposits
1,387
1,483
-
-
-
-
Time Deposits
Remaining maturities from 1 to 90 days
1,935
2,030
3,345
1,395
-
-
Remaining maturities from 91 to 180 days
-
-
274
465
-
-
Remaining maturities within one year
-
-
11
-
-
-
Remaining maturities greater than one year through
five years
-
-
-
-
3
-
Commercial Paper
Remaining maturities from 1 to 90 days
-
413
-
1,069
-
-
U.S. Government Obligations
Remaining maturities from 1 to 90 days
17
394
-
-
-
-
$
3,889
5,079
3,630
2,929
3
-

The following investments in debt securities

classified as available for sale are carried on our

consolidated balance
sheet at fair value:
Millions of Dollars
Carrying Amount
Cash and Cash Equivalents Short-Term Investments
Investments and Long-Term
Receivables
March 31,
2020
December 31,
2019
March 31,
2020
December 31,
2019
March 31,
2020
December 31,
2019
Corporate Bonds
Maturities within one year $
-
1
126
59
-
-
Maturities greater than one year through five years
-
-
-
-
140
99
Commercial Paper
Maturities within one year
19
8
110
30
-
-
U.S. Government Obligations
Maturities within one year
-
-
-
10
-
-
Maturities greater than one year through five years
-
-
-
-
21
15
U.S. Government Agency Obligations
Maturities greater than one year through five years
-
-
-
-
5
-
Asset-backed Securities
Maturities greater than one year through five years
-
-
-
-
38
19
$
19
9
236
99
204
133

The following table summarizes the amortized

cost basis and fair value of investments in

debt securities
classified as available for sale at March 31, 2020:
Millions of Dollars
Amortized Cost
Basis Fair Value
Major Security Type
Corporate bonds $
269
266
Commercial paper
129
129
U.S. government obligations
21
21
U.S. government agency obligations
5
5
Asset-backed securities
38
38
$
462
459

As of March 31, 2020, total unrealized losses for debt

securities classified as available for sale with net losses
were negligible.

Additionally, investments

in these debt securities in an unrealized loss

position as of March
31, 2020 for which an allowance for credit losses

has not been recorded were negligible.

For the three-month period ended March 31,

2020, gross realized gains and gross realized losses

included in
earnings from sales and redemptions of investments

in debt securities classified as available

for sale were
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

Our long-term investments in debt securities are
placed in high-quality corporate bonds, U.S. government

and government agency obligations, asset-backed
securities, and time deposits with major international

banks and financial institutions.

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

The aggregate fair value of all derivative

instruments with such credit risk-related contingent

features that were
in a liability position at March 31, 2020 and

December 31, 2019, was $
65

million and $
79

million,
respectively.

For these instruments,
no

collateral was posted as of March 31, 2020 or

December 31, 2019.

If
our credit rating had been downgraded below investment

grade at March 31, 2020,

we would have been
required to post $
63

million of additional collateral, either with

cash or letters of credit.

Note 14—Fair Value Measurement

We carry a portion of our assets and liabilities at fair value measured at the reporting date using an exit price
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

The classification hierarchy of an asset or liability

is based on the lowest level of input significant

to its fair
value.

Those that are initially classified as Level 3

are subsequently reported as Level 2 when

the fair value
derived from unobservable inputs is inconsequential

to the overall fair value, or if corroborated market

data
becomes available.

Assets and liabilities initially reported as Level

2 are subsequently reported as Level 3 if
corroborated market data is no longer available.

There were no material transfers into or

out of Level 3 during
2020 or 2019.

Recurring Fair Value Measurement
Financial assets and liabilities reported at fair

value on a recurring basis primarily include

our investment in
Cenovus Energy common shares, our investments in debt

securities classified as available for sale, and
commodity derivatives.

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

Level 2 also includes our investments in

debt
securities classified as available for sale including

investments in corporate bonds, commercial

paper,
asset-backed securities, and U.S. government

agency obligations that are valued using

pricing provided by
brokers or pricing service companies that are

corroborated with market data.

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
March 31, 2020 December 31, 2019
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Assets
Investment in Cenovus Energy $
420
-
-
420
2,111
-
-
2,111
Investments in debt securities
21
438
459
25
216
-
241
Commodity derivatives
196
168
35
399
172
114
36
322
Total assets $
637
606
35
1,278
2,308
330
36
2,674
Liabilities
Commodity derivatives $
244
102
13
359
174
115
22
311
Total liabilities $
244
102
13
359
174
115
22
311

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
Millions of Dollars
Amounts Subject to Right of Setoff
Gross Amounts Not Gross Net
Amounts Subject to Gross Amounts Amounts Cash Net
Recognized
Right of Setoff Amounts Offset
Presented Collateral Amounts
March 31, 2020
Assets $
399
2
397
213
184
5
179
Liabilities
359
2
357
213
144
56
88
December 31, 2019
Assets $
322
3
319
193
126
4
122
Liabilities
311
4
307
193
114
12
102
At March 31, 2020 and December 31, 2019, we

did not present any amounts gross on our

consolidated balance
sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement
The following table summarizes the fair value

hierarchy by major category and date of

remeasurement for
assets accounted for at fair value on a non-recurring

basis:
Millions of Dollars
Fair Value
Measurement
Using
Fair Value Level 3 Inputs
Before-Tax
Loss
Net PP&E (held for use)
March 31, 2020 $
77
77
510

During the first quarter of 2020
, the estimated fair value of our assets in the Wind River Basin operations area
declined to an amount below the carrying value.

The Wind River Basin operations area consists of certain
developed natural gas properties in the Madden

Field and the Lost Cabin Gas Plant and is included

in our
Lower 48 segment
. The carrying value was written down to fair value. The fair value was estimated based on an internal discounted cash flow model using estimates of future production, an outlook of future prices using a combination of exchanges (short-term) and external pricing services companies (long-term), future operating costs and capital expenditures, and a discount rate believed to be consistent with those used by principal market participants.
The range and arithmetic average of significant

unobservable inputs used in the Level 3
fair value measurement were as follows:

Fair Value
(Millions of
Dollars)
Valuation
Technique Unobservable Inputs
Range

(Arithmetic Average)
March 31, 2020
Wind River Basin $
77
Discounted cash
flow
Natural gas production
(MMCFD)
8.4

-
55.2

(
22.9
)
Natural gas price outlook*
($/MMBTU) $
2.67

- $
9.17

($
5.68
)
Discount rate**
7.9
%

-
9.1
% (
8.3
%)
* Henry Hub natural gas price outlook based on external pricing service companies' outlooks for years 2022-2034; future

prices escalated at
2.2
% annually after
year 2034.
** Determined as the weighted average cost of capital of a group of peer companies, adjusted for risks where

appropriate.

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
and advances—related parties.
●

Investment in Cenovus Energy: See Note 6—Investment

in Cenovus Energy for a discussion of the
carrying value and fair value of our investment in

Cenovus Energy common shares.

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

with
market data.

See Note 13—Derivatives and Financial Instruments,

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
Millions of Dollars
Carrying Amount Fair Value
March 31 December 31 March 31 December 31
2020 2019 2020 2019
Financial assets
Investment in Cenovus Energy $
420
2,111
420
2,111
Commodity derivatives
181
125
181
125
Investments in debt securities
459
241
459
241
Total loans and advances—related parties
270
339
270
339
Financial liabilities
Total debt, excluding finance leases
14,160
14,175
15,841
18,108
Commodity derivatives
90
106
90
106

Note 15—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the

equity section of our consolidated balance

sheet included:
Millions of Dollars
Defined Benefit
Plans
Net Unrealized
Loss on
Securities
Foreign
Currency
Translation
Accumulated
Other
Comprehensive
Loss
December 31, 2019 $
(350)
-
(5,007)
(5,357)
Other comprehensive income (loss)
11
(2)
(797)
(788)
March 31, 2020 $
(339)
(2)
(5,804)
(6,145)

The following table summarizes reclassifications

out of accumulated other comprehensive loss and into

net
income (loss):
Millions of Dollars
Three Months Ended
March 31
2020 2019
Defined benefit plans $
8
13
The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $
2

million and
$
5

million for the three-month periods ended March 31, 2020 and 2019, respectively.

See Note 17—Employee Benefit Plans, for additional
information.

Note 16—Cash Flow Information
Millions of Dollars
Three Months Ended
March 31
2020 2019
Cash Payments
Interest $
200
199
Income taxes
465
700
Net Sales (Purchases) of Investments
Short-term investments purchased $
(3,423)
(250)
Short-term investments sold
2,606
249
Investments and Long-term receivables purchased
(143)
-
Investments and Long-term receivables sold
25
-
$
(935)
(1)

Note 17—Employee Benefit Plans
Pension and Postretirement Plans
Millions of Dollars

Pension Benefits
Other Benefits
2020 2019 2020 2019
U.S. Int’l. U.S. Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost $
21
14
20
19
1
-
Interest cost
17
22
21
26
2
2
Expected return on plan assets
(21)
(37)
(18)
(35)
-
-
Amortization of prior service credit
-
-
-
-
(8)
(8)
Recognized net actuarial loss (gain)
12
6
13
8
-
(1)
Settlements
1
(1)
6
-
-
-
Net periodic benefit cost $
30
4
42
18
(5)
(7)

The components of net periodic benefit cost, other

than the service cost component, are included

in the “Other
expenses” line item on our consolidated income statement.

During the first three months of 2020, we contributed

$
12

million to our domestic benefit plans and
$
37

million to our international benefit plans.

In 2020, we expect to contribute a total of

approximately $
130
million to our domestic qualified and nonqualified

pension and postretirement benefit plans and $
70

million to
our international qualified and nonqualified

pension and postretirement benefit plans.

Severance Accrual
The following table summarizes our severance accrual

activity for the three-month period ended March

31,
2020:

Millions of Dollars
Balance at December 31, 2019 $
23
Accruals
5
Benefit payments
(4)
Foreign currency translation adjustments
(4)
Balance at March 31, 2020 $
20

Of the remaining balance at March 31, 2020, $
6

million is classified as short-term.

Note 18—Related Party Transactions
Our related parties primarily include equity method

investments and certain trusts for the benefit

of employees.
Significant transactions with our equity affiliates

were:
Millions of Dollars
Three Months Ended
March 31
2020 2019
Operating revenues and other income $
17
21
Purchases
-
21
Operating expenses and selling, general and administrative

expenses
15
14
Net interest (income) expense*
(2)
(4)
*We paid interest to, or received interest from,

various affiliates.

See Note 5—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

Note 19—Sales and Other Operating Revenues

Revenue from Contracts with Customers

The following table provides further disaggregation

of our consolidated sales and other operating

revenues:

Millions of Dollars

Three Months Ended
March 31
2020 2019
Revenue from contracts with customers $
4,911
7,059
Revenue from contracts outside the scope of ASC

Topic 606
Physical contracts meeting the definition of a derivative
1,296
2,081
Financial derivative contracts
(49)
10
Consolidated sales and other operating revenues $
6,158
9,150

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

The following
disaggregation of revenues is provided in conjunction

with Note 20—Segment Disclosures and Related
Information:

Millions of Dollars

Three Months Ended
March 31
2020 2019
Revenue from Contracts Outside the Scope of ASC Topic 606 by Segment
Lower 48 $
976
1,613
Canada
179
241
Europe and North Africa
141
227
Physical contracts meeting the definition of a derivative $
1,296
2,081

Millions of Dollars

Three Months Ended
March 31
2020 2019
Revenue from Contracts Outside the Scope of ASC Topic 606 by Product
Crude oil $
92
188
Natural gas
1,090
1,768
Other
114
125
Physical contracts meeting the definition of a derivative $
1,296
2,081

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

Receivables and Contract Liabilities

Receivables from Contracts with Customers
At March 31, 2020, the “Accounts and notes

receivable” line on our consolidated balance sheet,

includes trade
receivables of $
1,287

million compared with $
2,372

million at December 31, 2019, and includes

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
As of March 31, 2020 and December 31, 2019,

we had $
80

million of contract liabilities,
which we expect to
recognize as revenue during 2021 and 2022
.

There were
no

revenues recognized during the period included

in
contract liabilities as of December 31, 2019
.

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

Analysis of Results by Operating Segment
Millions of Dollars
Three Months Ended
March 31
2020 2019
Sales and Other Operating Revenues
Alaska $
1,113
1,407
Lower 48
3,103
4,153
Intersegment eliminations
(10)
(12)
Lower 48
3,093
4,141
Canada
513
823
Intersegment eliminations
(180)
(250)
Canada
333
573
Europe and North Africa
600
1,546
Asia Pacific and Middle East
1,003
1,343
Other International 3 -
Corporate and Other
13
140
Consolidated sales and other operating revenues $
6,158
9,150
Sales and Other Operating Revenues by

Geographic Location
(1)
United States $
4,217
5,686
Australia
437
559
Canada
333
573
China
146
243
Indonesia
204
205
Libya
44
254
Malaysia
216
336
Norway
446
588
United Kingdom
110
704
Other foreign countries
5
2
Worldwide consolidated $
6,158
9,150
Sales and Other Operating Revenues by

Product
Crude oil $
3,444
4,581
Natural gas
1,655
3,003
Natural gas liquids
151
238
Other
(2)
908
1,328
Consolidated sales and other operating revenues

by product
$
6,158
9,150
(1) Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2) Includes LNG and bitumen.

Millions of Dollars
Three Months Ended
March 31
2020 2019
Net Income (Loss) Attributable to ConocoPhillips
Alaska $
81
384
Lower 48
(437)
193
Canada
(109)
122
Europe and North Africa
75
207
Asia Pacific and Middle East
398
525
Other International
28
131
Corporate and Other
(1,775)
271
Consolidated net income (loss) attributable

to ConocoPhillips
$
(1,739)
1,833

Millions of Dollars
March 31 December 31
2020 2019
Total Assets
Alaska $
15,603
15,453
Lower 48
12,717
14,425
Canada
5,682
6,350
Europe and North Africa
7,056
8,121
Asia Pacific and Middle East
14,337
14,716
Other International
289
285
Corporate and Other
9,349
11,164
Consolidated total assets $
65,033
70,514

Note 21—Income Taxes

Our effective tax rate for the first quarter of 2020

was negative
9.5

percent compared with
31

percent for the
first quarter of 2019.

The decrease in the effective tax rate for the first

quarter of 2020 is primarily due to an
increase of our U.S. valuation allowance as

well as a shift in the mix of our before-tax income

between higher
and lower tax jurisdictions during the first

quarter of 2020.

As a result of the COVID-19 pandemic and the

resulting economic uncertainty, many countries in which we
operate, including Australia, Canada, Norway and

the U.S., enacted tax legislation in the first

quarter of 2020.
This legislation did not have a material

impact to ConocoPhillips.

During the first quarter of 2020, our U.S. valuation

allowance increased by $
346

million compared to a
decrease of $
103

million for the first quarter of 2019.

The change to our U.S. valuation allowance

for both
periods relates primarily to the fair value measurement

of our Cenovus Energy common shares and our
expectation of the tax impact related to incremental

capital gains (losses).

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

Millions of Dollars
Three Months Ended March 31, 2020
Income Statement ConocoPhillips
ConocoPhillips
Company
Burlington
Resources LLC
All Other
Subsidiaries
Consolidating
Adjustments
Total
Consolidated
Revenues and Other Income
Sales and other operating revenues $
-
2,903
-
3,255
-
6,158
Equity in earnings (losses) of affiliates
(1,681)
120
(426)
233
1,988
234
Gain (loss) on dispositions
-
9
-
(51)
-
(42)
Other income (loss)
(1)
(1,646)
1
107
-
(1,539)
Intercompany revenues
-
30
3
907
(940)
-
Total Revenues and Other

Income (Loss)
(1,682)
1,416
(422)
4,451
1,048
4,811
Costs and Expenses
Purchased commodities
-
2,612
-
946
(897)
2,661
Production and operating expenses
-
160
1
1,013
(1)
1,173
Selling, general and administrative expenses
2
(23)
-
23
(5)
(3)
Exploration expenses
-
25
-
163
-
188
Depreciation, depletion and amortization
-
147
-
1,264
-
1,411
Impairments
-
2
-
519
-
521
Taxes other than income taxes
-
48
-
202
-
250
Accretion on discounted liabilities
-
4
-
63
-
67
Interest and debt expense
70
107
33
29
(37)
202
Foreign currency transaction gains
-
(1)
-
(89)
-
(90)
Other expenses
-
(6)
-
-
-
(6)
Total Costs and Expenses
72
3,075
34
4,133
(940)
6,374
Income (loss) before income taxes
(1,754)
(1,659)
(456)
318
1,988
(1,563)
Income tax provision (benefit)
(15)
22
(6)
147
-
148
Net income (loss)
(1,739)
(1,681)
(450)
171
1,988
(1,711)
Less: net income attributable to noncontrolling interests
-
-
-
(28)
-
(28)
Net Income (Loss) Attributable to ConocoPhillips $
(1,739)
(1,681)
(450)
143
1,988
(1,739)
Comprehensive Income (Loss) Attributable to ConocoPhillips $
(2,527)
(2,469)
(1,047)
(649)
4,165
(2,527)
Income Statement Three Months Ended March 31, 2019
Revenues and Other Income
Sales and other operating revenues $
-
3,981
-
5,169
-
9,150
Equity in earnings of affiliates
1,890
1,622
473
186
(3,983)
188
Gain (loss) on dispositions
-
(5)
-
22
-
17
Other income
1
508
-
193
-
702
Intercompany revenues
-
26
13
1,161
(1,200)
-
Total Revenues and Other

Income
1,891
6,132
486
6,731
(5,183)
10,057
Costs and Expenses
Purchased commodities
-
3,497
-
1,304
(1,126)
3,675
Production and operating expenses
-
180
1
1,091
(1)
1,271
Selling, general and administrative expenses
4
129
-
25
(5)
153
Exploration expenses
-
47
-
63
-
110
Depreciation, depletion and amortization
-
136
-
1,410
-
1,546
Impairments
-
-
-
1
-
1
Taxes other than income taxes
-
46
-
229
-
275
Accretion on discounted liabilities
-
4
-
82
-
86
Interest and debt expense
69
149
33
50
(68)
233
Foreign currency transaction losses
-
6
-
6
-
12
Other expenses
-
12
-
(4)
-
8
Total Costs and Expenses
73
4,206
34
4,257
(1,200)
7,370
Income before income taxes
1,818
1,926
452
2,474
(3,983)
2,687
Income tax provision (benefit)
(15)
36
(5)
825
-
841
Net income
1,833
1,890
457
1,649
(3,983)
1,846
Less: net income attributable to noncontrolling interests
-
-
-
(13)
-
(13)
Net Income Attributable to ConocoPhillips $
1,833
1,890
457
1,636
(3,983)
1,833
Comprehensive Income Attributable to ConocoPhillips $
2,022
2,079
581
1,816
(4,476)
2,022
See Notes to Consolidated Financial Statements.

Millions of Dollars
March 31, 2020
Balance Sheet ConocoPhillips
ConocoPhillips
Company
Burlington
Resources LLC
All Other
Subsidiaries
Consolidating
Adjustments
Total
Consolidated
Assets
Cash and cash equivalents $
-
1,903
-
2,005
-
3,908
Short-term investments
-
3,799
-
67
-
3,866
Accounts and notes receivable
5
1,688
2
2,876
(2,307)
2,264
Investment in Cenovus Energy
-
420
-
-
-
420
Inventories
-
60
-
666
-
726
Prepaid expenses and other current assets
1
256
-
1,703
-
1,960
Total Current Assets
6
8,126
2
7,317
(2,307)
13,144
Investments, loans and long-term receivables*
31,605
45,415
10,756
16,644
(95,546)
8,874
Net properties, plants and equipment
-
3,591
-
37,054
-
40,645
Other assets
4
661
249
2,065
(609)
2,370
Total Assets $
31,615
57,793
11,007
63,080
(98,462)
65,033
Liabilities and Stockholders’ Equity
Accounts payable $
-
2,148
66
3,014
(2,307)
2,921
Short-term debt
(3)
4
14
111
-
126
Accrued income and other taxes
-
85
-
768
-
853
Employee benefit obligations
-
237
-
86
-
323
Other accruals
57
354
38
1,403
-
1,852
Total Current Liabilities
54
2,828
118
5,382
(2,307)
6,075
Long-term debt
3,794
6,670
2,125
2,258
-
14,847
Asset retirement obligations and accrued environmental costs
-
322
-
4,994
-
5,316
Deferred income taxes
-
-
-
4,751
(610)
4,141
Employee benefit obligations
-
1,184
-
379
-
1,563
Other liabilities and deferred credits*
3,010
8,649
918
8,941
(19,814)
1,704
Total Liabilities
6,858
19,653
3,161
26,705
(22,731)
33,646
Retained earnings
30,987
20,217
1,713
10,625
(25,997)
37,545
Other common stockholders’ equity
(6,230)
17,923
6,133
25,678
(49,734)
(6,230)
Noncontrolling interests
-
-
-
72
-
72
Total Liabilities and Stockholders’

Equity
$
31,615
57,793
11,007
63,080
(98,462)
65,033
*Includes intercompany loans.
Balance Sheet
December 31, 2019
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
See Notes to Consolidated Financial Statements.

Millions of Dollars
Three Months Ended March 31, 2020
Statement of Cash Flows ConocoPhillips
ConocoPhillips
Company
Burlington
Resources LLC
All Other
Subsidiaries
Consolidating
Adjustments
Total
Consolidated
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities $
(85)
(277)
25
2,401
41
2,105
Cash Flows From Investing Activities
Capital expenditures and investments
-
(197)
(14)
(1,452)
14
(1,649)
Working capital changes associated

with investing activities
-
(9)
-
90
-
81
Proceeds from asset dispositions
-
140
-
409
-
549
Purchases of investments
-
(1,207)
-
272
-
(935)
Long-term advances/loans—related parties
-
(10)
-
-
10
-
Collection of advances/loans—related parties
-
71
-
66
(71)
66
Intercompany cash management
1,225
(48)
(11)
(1,166)
-
-
Other
-
-
-
(44)
-
(44)
Net Cash Provided by (Used in) Investing Activities
1,225
(1,260)
(25)
(1,825)
(47)
(1,932)
Cash Flows From Financing Activities
Issuance of debt
-
-
-
10
(10)
-
Repayment of debt
-
-
-
(95)
71
(24)
Issuance of company common stock
43
-
-
-
(41)
2
Repurchase of company common stock
(726)
-
-
-
-
(726)
Dividends paid
(458)
-
-
-
-
(458)
Other
1
-
-
(11)
(14)
(24)
Net Cash Used in Financing Activities
(1,140)
-
-
(96)
6
(1,230)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted

Cash
-
-
-
(122)
-
(122)
Net Change in Cash, Cash Equivalents and Restricted Cash
-
(1,537)
-
358
-
(1,179)
Cash, cash equivalents and restricted cash at beginning of period
-
3,443
-
1,919
-
5,362
Cash, Cash Equivalents and Restricted Cash at End of Period $
-
1,906
-
2,277
-
4,183
Statement of Cash Flows Three Months Ended March 31, 2019
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities $
(62)
(117)
(16)
3,448
(359)
2,894
Cash Flows From Investing Activities
Capital expenditures and investments
-
(208)
-
(1,429)
-
(1,637)
Working capital changes associated

with investing activities
-
18
-
89
-
107
Proceeds from asset dispositions
-
142
-
-
-
142
Purchases of short-term investments
-
-
-
(1)
-
(1)
Long-term advances/loans—related parties

-
(19)
-
-
19
-
Collection of advances/loans—related parties
-
69
-
82
(89)
62
Intercompany cash management
1,163
205
16
(1,384)
-
-
Other
-
(150)
-
-
-
(150)
Net Cash Provided by (Used in) Investing Activities
1,163
57
16
(2,643)
(70)
(1,477)
Cash Flows From Financing Activities
Issuance of debt
-
-
-
19
(19)
-
Repayment of debt
-
(20)
-
(88)
89
(19)
Issuance of company common stock
(1)
-
-
-
(37)
(38)
Repurchase of company common stock
(752)
-
-
-
-
(752)
Dividends paid
(350)
-
-
(396)
396
(350)
Other
2
-
-
(16)
-
(14)
Net Cash Used in Financing Activities
(1,101)
(20)
-
(481)
429
(1,173)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted

Cash
-
-
-
75
-
75
Net Change in Cash, Cash Equivalents and Restricted Cash
-
(80)
-
399
-
319
Cash, cash equivalents and restricted cash at beginning of period
-
1,428
-
4,723
-
6,151
Cash, Cash Equivalents and Restricted Cash at End of Period $
-
1,348
-
5,122
-
6,470
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

At March 31, 2020, we employed
approximately 10,400 people worldwide and had

total assets of $65 billion.

Overview

The energy landscape changed dramatically in the first

quarter of 2020 with simultaneous demand and

supply
shocks that drove the industry into a severe downturn.

The demand shock was triggered by SARS-CoV-2, or
COVID-19, which was declared a global pandemic

and caused unprecedented social and economic
consequences.

Mitigation efforts to stop the spread of this contagious

disease included stay-at-home orders
and business closures that caused sharp contractions

in economic activity worldwide.

The supply shock was
triggered by disagreements between OPEC and

Russia, beginning in early March, which

resulted in significant
supply coming onto the market and an oil price

war.

These dual demand and supply shocks caused oil

prices
to collapse,

with May futures contracts for Brent and WTI

exiting March near $20 per barrel, a level not seen
since 2002.

Since the start of the severe downturn, we have closely

monitored the market and taken prudent actions in
response to this situation.

We entered the year in a position of relative strength, with cash and cash equivalents of more than $5 billion, short-term investments

of $3 billion, and an undrawn credit facility

of $6 billion,
totaling approximately $14 billion in available

liquidity.

This relative advantage allowed us to be measured

in
our response to the sudden change in business environment.

On March 18, 2020, we announced a reduction in
our 2020 operating plan capital of $700 million,

or about ten percent.

We also announced that our planned
share repurchases would be reduced to $250 million

per quarter from a plan of $750 million per quarter,
starting in the second quarter of 2020.

These two actions represented a reduction to

cash outlays of $2.2
billion in 2020.

At that time,

we stated we would continue to monitor the market

and exercise additional
flexibility, if warranted.

As we entered the second quarter, predictions of COVID-19 driven global oil demand losses intensified.

Forecasts estimated that demand for the months

of April and May could be 10 to 35 MMBOD

below normal.

Based on these forecasts, OPEC plus nations held

an emergency meeting,

and on April 12
th

they announced a

coordinated production cut that was unprecedented

in both its magnitude and duration.

The OPEC plus
countries agreed to cut production by 9.7 MMBOD

in May and June, 7.7 MMBOD from July

to December,
then 5.8 MMBOD from January 2021 to April

2022.

Additionally, non-OPEC plus countries, including the
U.S., Canada, Brazil and other G-20 countries,

contributed organic reductions to production of approximately
3.7 MMBOD through the release of drilling rigs,

frac crews and normal field decline.

Despite these planned
production decreases, the supply

cuts were not timely enough to overcome significant

demand decline.

Futures prices for April WTI closed under $20

a barrel for the first time since 2001, followed

by May WTI
settling below zero on the day before futures contracts

expiry,

as holders of May futures contracts struggled

to
exit positions and avoid taking physical delivery.

As storage constraints approached, spot prices

for certain
North American landlocked grades of crude oil

have been in the single digits or even negative

for particularly
remote or low-grade crudes, while waterborne

priced crudes such as Brent have sold at a relative

advantage.

In response to our view that near term prices

would be particularly weak, on April 16,

2020, we announced
additional actions, relative to our 2020 operating

plan, to exercise flexibility and conserve cash.

We further
reduced capital expenditures by $1.6 billion,

reduced operating costs by $600 million and suspended

our share
repurchase program.

Including the actions we announced in March,

we have reduced cash uses by over $5
billion, with remaining flexibility to adjust

our plans up or down depending on the market environment.

We
announced that we will also voluntarily curtail

production by 265 MBOD gross or approximately

230 MBOED
net in May in response to low prices.

The curtailment will be sourced 165 MBOD gross

from our Lower 48
segment and 100 MBOD gross from our Surmont

asset in Canada.

Production in June will be voluntarily
curtailed by 460 MBOD gross or approximately 420

MBOED net, sourced 260 MBOD gross from

our Lower
48 segment,

100 MBOD gross from our Surmont asset in

Canada and 100 MBOD gross in Alaska.

By
curtailing production, we are retaining oil in

the reservoir and reducing transportation and storage

fees, while
anticipating higher prices in the future.

Future voluntary curtailments across our areas

of operation will be
evaluated on a month-by-month basis,

and are subject to operating agreements and contractual

obligations.

These curtailments are not anticipated to materially

impact expected ultimate recovery when production
resumes.

We also expect some level of additional curtailments from infrastructure constraints,

actions from
partner-operated assets or government mandates,

including the Norwegian government’s recently announced
curtailment measures commencing in June and lasting

through the end of the year.

The recent simultaneous demand and supply shocks

have reinforced our view that commodity

prices will
remain cyclical and volatile, and a successful

business strategy in the exploration and

production industry must
be resilient in lower price environments, while

retaining upside during periods of higher prices.

While we are
not impervious to current market conditions, our decisive

actions over the last several years of focusing on free
cash flow generation, high-grading our asset base,

lowering the cost of supply of our investment

resource base,
and strengthening our balance sheet have put us

in a strong relative position compared to our

independent
exploration and production peers.

Current market conditions and our actions to respond

have altered our 2020 operating plan.

While recent
prices have fallen significantly, we remain committed to our core value proposition principles, namely, to
focus on financial returns, maintain a strong balance

sheet, deliver compelling returns of capital,

and maintain
disciplined capital investments.

Our workforce and operations have adjusted to

mitigate the impacts of the COVID-19 global

pandemic.

We
have operations in remote areas with confined

spaces, such as offshore platforms and the North

Slope of
Alaska, where viruses could rapidly spread.

Personnel entering these locations are completing

questionnaires
regarding recent travel and health history and are being

screened for symptoms of illness.

Staffing levels in
certain operating locations have been reduced to

minimize health risk exposure and free up bed

space for
potential quarantine areas.

Office staff are working remotely with only business essential employees accessing
offices around the world.

These actions have thus far been effective at protecting employees’

health and
preventing business operation disruptions.

The marketing and supply chain side of our business

have also adapted in response to COVID-19.

Our
commercial organization is managing transportation commitments considering curtailment measures.

Our
supply chain function is proactively working with

vendors to ensure the continuity of our

business operations.

Operationally, we remain focused on safely executing the business.

In the first quarter of 2020, production of
1,289 MBOED generated cash from operating activities

of $2.1 billion.

We re-invested $1.6 billion back into
the business in the form of capital expenditures, repurchased

$0.7 billion of shares, and paid dividends to
shareholders of $0.5 billion.

Production decreased 72 MBOED or five percent

in the first quarter of 2020,
compared to the first quarter of 2019, primarily

due to the disposition of our U.K. assets in

the third quarter of
2019, and the declaration of force majeure in Libya.

Adjusted for closed and pending dispositions

and Libya,
production increased 52 MBOED or four percent.

Financially, low prices resulted in over $2 billion of after-tax non-cash charges in the first quarter of 2020.

We
recognized a $1.7 billion before and after-tax unrealized

loss on our 208 million Cenovus Energy common
shares,

$0.4 billion after-tax in impairments due to

low domestic natural gas prices, and $0.2

billion after-tax
in a lower of cost or market adjustment to our commodity

inventory.

Persistent low prices may result in
further proved and unproved property impairments,

including to certain equity method investments.

Our portfolio optimization efforts generated $0.5 billion

of proceeds in the first quarter,

primarily through the
disposition of non-core assets in our Lower 48 segment.

Production from the disposed assets averaged 15
MBOED in 2019.

We entered into an agreement with Santos in October 2019 to sell the subsidiaries that hold
our Australia-West assets and operations for $1.39 billion, plus customary adjustments,

with an effective date
of January 1, 2019,

plus a payment of $75 million upon final investment

decision of the Barossa development
project.

The transaction is expected to close in the second

quarter of 2020.

See Note 4—Asset Acquisitions
and Dispositions in the Notes to Consolidated Financial

Statements, for additional information on these
transactions.

Business Environment

Brent crude oil prices averaged $50 per barrel in the

first quarter of 2020 after averaging over $60

per barrel in
2019.

Global oil prices deteriorated dramatically at

the end of the first quarter of 2020 due to simultaneous
demand and supply shocks and the timing and extent

of a recovery to previous conditions is unknown.

Commodity prices are the most significant

factor impacting our profitability and related reinvestment

of
operating cash flows into our business.

Among other dynamics that could influence

world energy markets and
commodity prices are global economic health, supply

or demand disruptions or fears thereof

caused by civil
unrest, global pandemic or military conflicts,

actions taken by OPEC plus and other major

oil producing
countries, environmental laws, tax regulations,

governmental policies and weather-related

disruptions.

Our
strategy is to create value through price cycles

by delivering on the financial and operational

priorities that
underpin our value proposition.

Our earnings and operating cash flows generally

correlate with industry price levels for crude

oil and natural
gas, the prices of which are subject to factors

external to the company and over which we have

no control.

The
following graph depicts the trend in average benchmark

prices for WTI crude oil, Brent crude oil

and Henry
Hub natural gas:

WTI Crude Oil, Brent Crude Oil and Henry Hub Natural Gas Prices
Quarterly Averages
WTI/Brent
$/Bbl
HH
$/MMBTU
80
60
40
20
8
6
4
2
-
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
WTI - $/Bbl
Brent - $/Bbl
HH - $/MMBTU

Brent crude oil prices averaged $50.31 per barrel

in the first quarter of 2020, a decrease of 20 percent
compared with $63.20 per barrel in the first

quarter of 2019.

WTI at Cushing crude prices averaged $46.06 per
barrel in the first quarter of 2020, a decrease of 16 percent compared with $54.87 per barrel in the first

quarter
of 2019.

Oil prices decreased due to simultaneous demand

and supply shocks in the first quarter of

2020.

Henry Hub natural gas prices averaged $1.95

per MMBTU in the first quarter of 2020,

a decrease of 38 percent
compared with $3.15 per MMBTU in the first

quarter of 2019.

Our realized bitumen price averaged $5.90 per barrel

in the first quarter of 2020, a decrease of 82

percent
compared with $33.15 per barrel in the first

quarter of 2019.

The decrease in the first quarter of 2020 was
driven by lower WTI prices and a weakening

WCS differential to WTI at Hardisty.

We continue to optimize
bitumen price realizations through the utilization

of downstream transportation solutions and implementation
of alternate blend capability which results in lower

diluent costs.

Our total average realized price was $38.81 per

BOE in the first quarter of 2020, compared

with $50.59 per
BOE in the first quarter of 2019, due to simultaneous

demand and supply shocks impacting

all of our produced
commodities.

The dual shock impact to realized prices continued

as we entered the second quarter of 2020.

Key Operating and Financial Summary
Significant items during the first quarter

of 2020 included the following:

●

Cash provided by operating activities was $2.1

billion.

●

Ended the quarter with cash, cash equivalents and

restricted cash totaling $4.2 billion

and short-term
investments of $3.9 billion.

●

Repurchased $0.7 billion of shares and paid $0.5

billion in dividends.

●

Achieved first-quarter production, excluding

Libya, of 1,278 MBOED.
●

Produced 399 MBOED from the Lower 48 Big

3 unconventionals—Eagle Ford, Bakken and
Delaware.
●

Started up first Montney pad and infrastructure.
●

Generated $0.5 billion in disposition proceeds from

Lower 48 non-core asset sales.
●

Recognized an unrealized loss of approximately

$1.7 billion before and after-tax on shares of our
Cenovus Energy common stock.
●

Recognized after-tax impairments of approximately

$0.4 billion, primarily in our Lower 48

segment.
●

Recognized a commodity inventory lower of cost

or market adjustment of approximately

$0.2 billion
after-tax.

Outlook

Capital and Production
In February 2020, we announced 2020 operating

plan capital of $6.5 billion to $6.7 billion.

In March and
April 2020, due to dual demand and supply shocks,

we announced capital expenditure reductions

totaling $2.3
billion.

Production in May 2020 will be impacted by

voluntary curtailments of 265 MBOD gross

or approximately 230
MBOED net.

These curtailments are sourced in the amount

of 165 MBOD gross from Lower 48 and 100
MBOD gross from our Surmont asset in Canada.

Production in June 2020 will be impacted by voluntary
curtailments of 460 MBOD gross or approximately

420 MBOED net.

These curtailments are sourced in the
amount of 260 MBOD gross from Lower 48,

100 MBOD gross from our Surmont asset

in Canada and 100
MBOD gross from Alaska.

Voluntary

curtailments across our areas of operations

will be evaluated on a
month-by-month basis, and are subject to operating

agreements and contractual obligations.

These
curtailments

are not anticipated to materially impact expected

ultimate recovery when production resumes.

We also expect some level of additional curtailments from infrastructure constraints,

actions from partner-
operated assets or government mandates.

Depreciation,

Depletion and Amortization
Depreciation, depletion and amortization

expense was $1.4 billion in the first quarter

of 2020.

DD&A of
properties, plants and equipment on producing

hydrocarbon properties and certain pipeline

and LNG assets, as
described in Note 1—Accounting Policies in

the Notes to Consolidated Financial Statements

of our 2019
Annual Report on Form 10-K, is determined

by the unit-of-production method based on proved

oil and gas
reserves.

Estimating reserves requires the selection of

inputs, including trailing twelve-month oil

and gas price
assumptions, among others.

If oil and gas prices persist at levels experienced

in the first quarter, our reserve
estimates could decrease, which could increase the

rate used to determine DD&A expense on our

unit-of-
production method properties.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ended

March 31, 2020, is based
on a comparison with the corresponding period of 2019.

Consolidated

Results

A summary of the company's net income (loss)

attributable to ConocoPhillips by business segment

follows:

Millions of Dollars
Three Months Ended
March 31
2020 2019
Alaska $ 81 384
Lower 48 (437) 193
Canada (109) 122
Europe and North Africa 75 207
Asia Pacific and Middle East 398 525
Other International 28 131
Corporate and Other (1,775) 271
Net income (loss) attributable to ConocoPhillips $ (1,739) 1,833

Net income (loss) attributable to ConocoPhillips

decreased $3,572 million in the first quarter

of 2020, mainly
due to:

●

An unrealized loss of $1,691 million after-tax

on our Cenovus Energy (CVE) common shares,
compared with an unrealized gain of $343 million

after-tax in the first quarter of 2019.
●

Lower realized commodity prices.
●

Higher impairments of $401 million after-tax,

primarily related to non-core gas assets in our

Lower 48
segment.

●

Lower sales volumes, primarily due to the disposition

of our U.K. assets in the third quarter

of 2019.
●

A commodity inventory lower of cost or market

adjustment of $170 million after-tax.
●

The absence of a payment from Petróleos de Venezuela, S.A. (PDVSA) related to a settlement award
recognized as other income of $147 million before-

and after-tax.

The decreases in net income (loss) were partly

offset by:

●

Lower selling, general and administrative

expenses, primarily due to mark to market impacts

of
certain employee compensation programs.
●

Lower depreciation, depletion and amortization

expenses due to the cessation of DD&A on

our held-
for-sale Australia-West assets and our U.K. disposition.
●

Lower production and operating expenses due to

our U.K. disposition.

See the “Segment Results” section for additional

information.

Income Statement Analysis

Sales and other operating revenues decreased 33 percent,

mainly due to lower commodity price realizations,
the disposition of our U.K. assets and the timing

of sales volumes in Alaska.

Other income (loss) decreased $2,241 million

primarily due to an unrealized loss of $1,691 million

before and
after-tax on our CVE common shares, compared

with a $343 million before and after-tax unrealized

gain on
those shares in the first quarter of 2019.

Additionally, other income decreased

due to the absence of a $147
million before-tax payment related to a settlement

award from PDVSA.

See Note 6—Investment in Cenovus
Energy in the Notes to Consolidated Financial Statements,

for additional information related to our unrealized
gain (loss) on CVE common shares.

See Note 12—Contingencies and Commitments

in the Notes to
Consolidated Financial Statements,

for additional information regarding the settlement

agreement with
PDVSA.

Purchased commodities decreased $1,014 million,

primarily due to lower commodity prices and

lower gas
volumes purchased due to the U.K. disposition,

partly offset by a $228 million before-tax lower of cost

or
market adjustment to our crude oil and natural gas

inventories.

Production and operating expenses decreased $98

million,

primarily due to the disposition of our U.K. assets
in the third quarter of 2019.

Selling, general and administrative expenses decreased

$156 million, primarily due to lower costs

associated
with compensation and benefits, including mark

to market impacts of certain key employee compensation
programs.

Exploration expenses increased $78 million, primarily

due to an unproved property impairment

and higher dry
hole expenses related to the Kamunsu East Field

in Malaysia that is no longer in our development

plans;
charges related to the early termination of the Alaska winter exploration program; and higher dry hole
expenses in Norway.

Depreciation, depletion and amortization

decreased $135 million, mainly due to the cessation

of DD&A on our
held-for-sale assets in Australia-West and the absence of DD&A from our disposed U.K. assets,

partly offset
by increased DD&A in our Lower 48 segment,

primarily due to higher volumes and unit

of production DD&A
rates.

Impairments increased $520 million,

primarily due to a $511 million before-tax impairment of certain non-core gas assets in our Lower 48 segment due to a significant

decrease in the outlook for natural gas prices.

See
Note 8—Impairments in the Notes to Consolidated

Financial Statements, for additional information.

Foreign currency transactions

(gain) loss decreased $102 million due to

gains incurred from foreign currency
derivatives.

See Note 13—Derivative and Financial Instruments

in the Notes to Consolidated Financial
Statements, for additional information.

See Note 21—Income Taxes, in the Notes to Consolidated Financial Statements,

for information regarding our
income tax provision and effective tax rate.

Summary Operating Statistics
Three Months Ended
March 31
2020 2019
Average Net Production
Crude oil (MBD) 654 715
Natural gas liquids (MBD) 123 110
Bitumen (MBD) 66 63
Natural gas (MMCFD)* 2,674 2,840
Total Production (MBOED) 1,289 1,361
Dollars Per Unit
Average Sales Prices
Crude oil (per barrel) $ 48.86 59.45
Natural gas liquids (per barrel) 14.82 23.85
Bitumen (per barrel) 5.90 33.15
Natural gas (per thousand cubic feet) 4.30 6.00
Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical,

and
lease rental, and other $ 121 83
Leasehold impairment 31 17
Dry holes 36 10
$ 188 110
*Represents quantities available for sale and excludes gas equivalent of NGLs included above.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide
basis.

At March 31, 2020, our operations were producing

in the U.S., Norway, Canada, Australia, Timor-
Leste, Indonesia, China, Malaysia, Qatar and

Libya.

Total production,

including Libya, of 1,289 MBOED decreased

72 MBOED or 5 percent in the first quarter

of
2020, primarily due to:

●

Normal field decline.
●

The disposition of our U.K. assets in the third

quarter of 2019, which produced 80 MBOED

in the first
quarter of 2019.
●

Lower production in Libya due to the forced shutdown

of the Es Sider export terminal and other
eastern export terminals after a period of civil unrest.
●

The expiration of the Panyu license in China

during the third quarter of 2019 and the expiration

of the
Athena production license offshore Australia in the fourth

quarter of 2019.
●

The rupture of a third-party pipeline impacting

gas production from the Kebabangan field

in Malaysia.

The decrease in first quarter 2020 production

was partly offset by:

●

New wells online in the Lower 48, Norway, Malaysia and China.
●

Higher production from Canada due to lower

curtailments mandated by the Alberta government

and
first production from Pad 1 at Montney.

Production excluding Libya was 1,278 MBOED in

the first quarter of 2020, a decrease

of 40 MBOED
compared with the same period of 2019.

Adjusting for closed and pending dispositions

and excluding Libya,
production increased 52 MBOED.

Segment Results
Alaska
Three Months Ended
March 31
2020 2019
Net Income Attributable to ConocoPhillips (millions of dollars) $ 81 384
Average Net Production
Crude oil (MBD) 198 210
Natural gas liquids (MBD) 19 17
Natural gas (MMCFD) 8 8
Total Production (MBOED) 218 228
Average Sales Prices
Crude oil (dollars per barrel) $ 54.78 62.81
Natural gas (dollars per thousand cubic feet) 3.07 3.42

The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas.

As of March 31, 2020, Alaska contributed 26

percent of our worldwide liquids production

and less than 1
percent of our worldwide natural gas production.

Earnings from Alaska decreased $303 million

in the first quarter of 2020, compared with

the same period of
2019.

The decrease in earnings was primarily

due to lower sales volumes, mainly due

to lift timing, lower
realized crude oil prices,

a $96 million after-tax lower of cost

or market commodity inventory adjustment, and
higher exploration expenses related to the early

cancellation of our winter exploration program.

COVID-19
risk associated with working in confined spaces

in a remote location influenced our decision

to terminate our
2020 winter exploration program early, after drilling only three of the seven planned wells in the Willow and
Harpoon areas on the Western North Slope of Alaska.

Additionally, in April we suspended other operated
development activities on the North Slope in consideration

of COVID-19 risk and capital and cost reductions.

Average production decreased 10 MBOED or 4 percent in the first quarter of

2020 compared with the same
period of 2019.

The decrease was primarily due to normal

field decline, partly offset by new wells online at
operated assets in the Greater Kuparuk Area and

the Western North Slope.

Curtailment
In April 2020, we announced voluntary curtailments

of 100 MBOD gross for the month of June.

By curtailing
production, we are retaining oil in the reservoir

and reducing transportation and storage fees,

while anticipating
higher prices in the future.

Voluntary

curtailments across our areas of operation

will be evaluated on a month-
by-month basis, and are subject to operating agreements

and contractual obligations.

We also may incur some
level of additional curtailments based on infrastructure

constraints, actions from partner-operated assets or
government mandates.

Lower 48
Three Months Ended
March 31
2020 2019
Net Income (Loss) Attributable to ConocoPhillips (millions of dollars) $ (437) 193
Average Net Production
Crude oil (MBD) 270 245
Natural gas liquids (MBD) 89 74
Natural gas (MMCFD) 679 568
Total Production (MBOED) 472 414
Average Sales Prices
Crude oil (dollars per barrel) $ 40.97 53.15
Natural gas liquids (dollars per barrel) 11.85 20.66
Natural gas (dollars per thousand cubic feet) 1.48 2.74

The Lower 48 segment consists of operations located

in the contiguous U.S. and the Gulf of Mexico.

As of
March 31, 2020, the Lower 48 contributed 43

percent of our worldwide liquids production

and 25 percent of
our worldwide natural gas production.

Earnings from the Lower 48 decreased $630 million

in the first quarter of 2020, compared with

the same
period of 2019.

The earnings decrease was primarily due to

recognizing $399 million after-tax in impairments
related to certain non-core gas assets in the Wind River Basin operations area, and lower realized crude oil,
natural gas and NGL prices.

Partly offsetting the decrease in earnings were higher sales volumes of crude oil,
NGLs and natural gas due to growth in our unconventional

assets in the Eagle Ford, Permian and Bakken.

See
Note 8—Impairments in the Notes to Consolidated

Financial Statements, for additional information

related to
the Wind River Basin operations area impairment.

Total average production increased 58 MBOED or 14 percent in the first quarter of 2020, compared with the
same period of 2019, primarily due to new production

from unconventional assets in the Eagle Ford,

Permian
and Bakken, partly offset by normal field decline.

Asset Disposition Update
In the first quarter of 2020, we completed the sale of

our Niobrara asset in the Denver-Julesberg Basin and
recorded a loss on sale of $29 million after-tax.

We also disposed of our Waddell Ranch interests in the
Permian Basin, which did not trigger gain or loss

recognition.

Production from these non-core properties was
not significant to the Lower 48 segment.

See Note 4—Asset Acquisitions and Dispositions

in the Notes to
Consolidated Financial Statements, for additional

information related to these transactions.

Curtailment
In April 2020, we announced voluntary curtailments

in the Lower 48 of 165 MBOD and 260 MBOD gross

for
the months of May and June, respectively.

By curtailing production, we are retaining

oil in the reservoir and
reducing transportation and storage fees, while

anticipating higher prices in the future.

Voluntary

curtailments
across our areas of operation will be evaluated

on a month-by-month basis,

and are subject to operating
agreements and contractual obligations.

We also may incur some level of additional curtailments from infrastructure constraints, actions from partner-operated

assets or government mandates.

Canada
Three Months Ended
March 31
2020 2019
Net Income (Loss) Attributable to ConocoPhillips (millions of dollars) $ (109) 122
Average Net Production
Crude oil (MBD) 2 1
Natural gas liquids (MBD) 1 -
Bitumen (MBD) 66 63
Natural gas (MMCFD) 20 7
Total Production (MBOED) 72 65
Average Sales Prices
Bitumen (dollars per barrel)* $ 5.90 33.15
*Average prices for sales of bitumen excludes additional value realized from the purchase and sale of third-party volumes for optimization of our pipeline capacity between Canada and the U.S. Gulf Coast.

Our Canadian operations mainly consist of an oil

sands development in the Athabasca Region

of northeastern
Alberta and a liquids-rich unconventional play

in western Canada.

As of March 31, 2020, Canada contributed
7 percent of our worldwide liquids production

and less than 1 percent of our worldwide

natural gas production.

Earnings from Canada decreased $231 million

in the first quarter of 2020, compared with the same

period of
2019, primarily due to lower realized bitumen prices,

the absence of a $68 million benefit

related to a tax
settlement,

and a $31 million after-tax lower of cost or market

adjustment to commodity inventory.

Partly
offsetting the decrease in earnings were higher sales volumes.

Total average production increased 7 MBOED in the first quarter of 2020, compared with the same period of
2019.

The production increase was primarily

due to increased bitumen volumes due to lower mandated
curtailments

imposed by the Alberta Government and first

production from Pad 1 at Montney commencing
February 2020.

Curtailment
In April 2020, we announced voluntary curtailments

from Surmont of 100 MBOD gross or 50 MBOD

net for
the months of May and June.

By curtailing production, we are retaining bitumen

in the reservoir and reducing
transportation and storage fees, while anticipating

higher prices in the future.

Voluntary

curtailments across
our areas of operation will be evaluated on a month-by-month basis.

We also may incur some level of
additional curtailments from infrastructure

constraints, actions from partner-operated assets

or government
mandates.

Surmont production is anticipated to be 35

MBOD gross in May and June, which is a level

that
maintains necessary steam chamber temperatures

and pressures to protect against damage to

the reservoir.

Europe and North Africa
Three Months Ended
March 31
2020 2019
Net Income Attributable to ConocoPhillips

(millions of dollars)
$ 75 207
Average Net Production
Crude oil (MBD) 93 152
Natural gas liquids (MBD) 5 8
Natural gas (MMCFD) 310 604
Total Production (MBOED) 150 260
Average Sales Prices
Crude oil (dollars per barrel) $ 55.53 62.83
Natural gas liquids (dollars per barrel) 21.54 31.15
Natural gas (dollars per thousand cubic feet) 3.68 6.55

The Europe and North Africa segment consists

of operations principally located in the Norwegian

sector of the
North Sea and the Norwegian Sea, Libya and commercial

operations in the U.K.

As of March 31, 2020, our
Europe and North Africa operations contributed

12 percent of our worldwide liquids production

and 12 percent
of our worldwide natural gas production.

Earnings for Europe and North Africa operations

decreased by $132 million in the first quarter

of 2020,
compared with the same period of 2019, primarily

due to our U.K. disposition in the third

quarter of 2019 and
lower natural gas and oil price realizations.

Average production decreased 42 percent in the first quarter of 2020 compared with the same period of 2019.

Production decreased due to the U.K. disposition

in the third quarter of 2019,

the declaration of force majeure
in Libya following a period of civil unrest,

and normal field decline.

Partly offsetting these decreases was new
production from Norway drilling activities.

Force Majeure in Libya
Production ceased February 12, 2020 due to a forced

shutdown of the Es Sider export terminal

and other
eastern export terminals after a period of civil unrest.

It is unknown when exports will

resume.

Curtailments
In April 2020, the Norwegian government’s Ministry of Petroleum and

Energy announced cuts in Norwegian
oil production of 250 MBOD in June 2020 and

134 MBOD for the remainder of the year.

The impact to our
company from this announcement is still

being evaluated, however, curtailments sourced to our operated assets are not expected to have a material production

impact to our Europe and North Africa segment.

Asia Pacific and Middle East
Three Months Ended
March 31
2020 2019
Net Income Attributable to ConocoPhillips

(millions of dollars)
$ 398 525
Average Net Production
Crude oil (MBD)
Consolidated operations 79 95
Equity affiliates 12 12
Total crude oil 91 107
Natural gas liquids (MBD)
Consolidated operations 2 4
Equity affiliates 7 7
Total natural gas liquids 9 11
Natural gas (MMCFD)
Consolidated operations 621 665
Equity affiliates 1,036 988
Total natural gas 1,657 1,653
Total Production (MBOED) 377 394
Average Sales Prices
Crude oil (dollars per barrel)
Consolidated operations $ 54.71 62.94
Equity affiliates 53.14 59.53
Total crude oil 54.47 62.58
Natural gas liquids (dollars per barrel)
Consolidated operations 39.34 40.13
Equity affiliates 42.41 38.19
Total natural gas liquids 41.64 38.96
Natural gas (dollars per thousand cubic feet)
Consolidated operations 5.94 6.36
Equity affiliates 5.41 7.31
Total natural gas 5.61 6.93

The Asia Pacific and Middle East segment has

operations in China, Indonesia, Malaysia,

Australia, Timor-Leste
and Qatar.

As of March 31, 2020, Asia Pacific and Middle

East contributed 12 percent of our worldwide liquids
production and 62 percent of our worldwide natural

gas production.

Earnings decreased $127 million in the first

quarter of 2020, compared with the same period of 2019,

primarily
due to lower oil sales volumes and prices; higher

exploration expenses, due to an unproved property

impairment
and higher dry hole expenses related to the Kamunsu

East Field in Malaysia that is no longer in our

development
plans; and decreased equity in earnings of affiliates, primarily due to lower realized LNG prices.

Partly
offsetting the decrease in earnings was the cessation of

DD&A expense related to our Australia-West asset that is
held-for-sale.

Average production decreased 17 MBOED or 4 percent in the first quarter of

2020, compared with the same
period of 2019, primarily due to normal field

decline, the expiration of the Panyu license in

China and the

Athena license offshore Australia in 2019, and higher

unplanned downtime due to the rupture of a third-party
pipeline impacting gas production from the Kebabangan

field in Malaysia.

Partly offsetting these decreases were
new production from development activity at

Bohai Bay in China and production increases from

Malaysia,
including first gas supply from KBB to PFLNG1

in the second quarter of 2019 and first

oil from Gumusut Phase
2 in the third quarter of 2019.

Asset Disposition Update
In October 2019,

we entered into an agreement to sell the subsidiaries

that hold our Australia-West assets and
operations to Santos for $1.39 billion, plus customary

adjustments, with an effective date of January 1, 2019,
plus a payment of $75 million upon final investment

decision of the Barossa development project.

The
transaction is expected to close in the second quarter

of 2020.

See Note 4—Asset Acquisitions and
Dispositions in the Notes to Consolidated Financial

Statements, for additional information.

Other International
Three Months Ended
March 31
2020 2019
Net Income Attributable to ConocoPhillips (millions of dollars) $ 28 131

The Other International segment consists of exploration

activities in Colombia, Chile and Argentina.

Earnings from our Other International operations

decreased $103 million in the first quarter

of 2020, compared
with the same period of 2019.

The decrease in earnings was due to the absence

of $147 million after-tax in
other income related to a settlement award with

PDVSA associated with prior operations in

Venezuela.

Partly
offsetting this decrease was the dismissal of arbitration

related to prior operations in Senegal which resulted

in
a $29 million after-tax benefit to earnings.

See Note 12—Contingencies and Commitments

in the Notes to
Consolidated Financial Statements, for additional

information.

Corporate and Other
Millions of Dollars
Three Months Ended
March 31
2020 2019
Net Income (Loss) Attributable to ConocoPhillips
Net interest expense $ (155) (196)
Corporate general and administrative expenses 50 (65)
Technology 1 96
Other income (expense) (1,671) 436
$ (1,775) 271

Net interest consists of interest and financing expense,

net of interest income and capitalized interest.

Net
interest expense decreased by $41 million in the

first quarter of 2020, primarily due to the

absence of interest
expense from a tax settlement and higher interest

income from higher cash and cash equivalents

balances.

Corporate general and administrative expenses

include compensation programs and staff costs.

These
expenses decreased by $115 million mainly due to mark to market adjustments associated with certain key
employee compensation programs.

Technology includes our investment in new technologies or businesses, as well as licensing revenues.

Activities are focused on both conventional and tight

oil reservoirs, shale gas, heavy oil, oil

sands, enhanced
oil recovery, as well as LNG.

Earnings from Technology decreased $95 million in the first quarter of 2020 primarily due to lower licensing revenues.

The category “Other” includes certain foreign currency

transaction gains and losses, environmental costs
associated with sites no longer in operation, other

costs not directly associated with an operating

segment,
premiums incurred on the early retirement

of debt, unrealized holding gains or losses on equity

securities, and
pension settlement expense.

“Other” decreased by $2,107 million in the first

quarter of 2020, compared with
the same period of 2019, primarily due to an unrealized

loss of $1,691 million in the first quarter of 2020 on
our CVE common shares, compared with an unrealized

gain of $343 million on those shares in the first

quarter
of 2019.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators
Millions of Dollars
March 31 December 31
2020 2019
Short-term debt $ 126 105
Total debt 14,973 14,895
Total equity 31,387 35,050
Percent of total debt to capital* 32% 30
Percent of floating-rate debt to total debt 5% 5
*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including
cash generated from operating activities,

our commercial paper and credit facility programs,

and our ability to
sell securities using our shelf registration

statement.

During the first quarter of 2020, the primary uses of

our
available cash were $1,649 million to

support our ongoing capital expenditures and investments

program, $935
million of net purchases of investments, $726

million to repurchase common stock, and

$458 million to pay
dividends.

During the first quarter of 2020, our cash, cash

equivalents and restricted cash decreased by

$1,179
million to $4,183 million.

We entered the year with a strong balance sheet including cash and cash equivalents of over $5 billion, short-
term investments of $3 billion, and an undrawn

credit facility of $6 billion, totaling

approximately $14 billion
of liquidity.

This strong foundation allowed us to be measured

in our response to the sudden change in
business environment we experienced in the first

quarter of 2020.

During March and April 2020, we
announced the following capital, operating

cost and share repurchase reductions.

We reduced our 2020
operating plan capital expenditures by a total

of $2.3 billion, or approximately thirty-five

percent of the
original guidance.

We suspended our share repurchase program for the remainder of 2020, further reducing cash outlays by approximately $2.3 billion

in 2020.

We are also reducing our operating costs by
approximately $0.6 billion, or roughly ten percent

of the original 2020 guidance.

Collectively, these actions
represent a reduction in 2020 cash uses of over $5

billion versus the original operating plan.

We ended the first quarter with cash and cash equivalents of $3.9 billion, short-term investments of $3.9
billion, and an undrawn credit facility of $6 billion,

totaling approximately $14 billion of liquidity.

We believe
current cash balances, cash generated by operations,

the recent adjustments to our current operating

plan,
together with access to external sources of funds

as described below in the “Significant Sources of

Capital”
section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital
spending program, dividend payments and required

debt payments.

Significant Sources of Capital

Operating Activities

Cash provided by operating activities was $2,105

million for the first quarter of 2020, compared

with $2,894
million for the corresponding period of 2019.

The decrease is primarily due to lower sales

prices and volumes.

While the stability of our cash flows from operating

activities benefits from geographic diversity, our short-
and long-term operating cash flows are highly

dependent upon prices for crude oil, bitumen,

natural gas, LNG
and NGLs.

Oil prices collapsed in the first quarter of 2020

largely due to simultaneous demand and supply
shocks.

Since March 2020,

prices continued to be depressed in line with COVID-19

driven demand decreases
and continued oversupply.

We expect prices over the next several months will be weak and volatile.

Prices
and margins in our industry have historically been volatile

and are driven by market conditions beyond our
control.

Absent other mitigating factors, as these prices and

margins fluctuate, we would expect a
corresponding change in our operating cash flows.

In April 2020, we announced a reduction of

$600 million in planned operating cost, roughly

ten percent of our
original operating plan.

This represents a portion of our recent actions

to reduce cash uses in 2020 by more
than $5 billion in response to the current downturn.

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

political instability; global pandemics and
associated demand decreases;

weather-related disruptions; and the addition of proved reserves through
exploratory success and their timely and cost-effective

development.

While we actively manage these factors,
production levels can cause variability in cash

flows, although generally this variability has not

been as
significant as that caused by commodity prices.

In March and April 2020, we announced a total reduction

in capital expenditures of $2.3 billion compared to
the 2020 operating plan.

We also announced voluntary production curtailments

of 265 MBOD gross or
approximately 230 MBOED net for May 2020.

We currently estimate production in June 2020 will be
impacted by voluntary curtailments of 460 MBOD

gross or approximately 420 MBOED net.

Future voluntary
curtailments across our areas of operation

will be evaluated on a month-by-month basis,

and are subject to
operating agreements and contractual obligations.

We also expect some level of additional curtailments from
infrastructure constraints, actions from partner-operated

assets or government mandates, including

the
Norwegian government’s recently announced curtailment measures commencing in June and lasting through
the end of the year.

To maintain or grow our production volumes, we must continue to add to our proved reserve base.

As we
undertake cash prioritization efforts, our reserve replacement efforts could be delayed thus limiting our ability
to replace depleted reserves.

Investing Activities

Proceeds from asset sales in the first quarter

of 2020 were $549 million.

We completed the sales of both our
Niobrara interests and Waddell Ranch interests

in the Lower 48 with proceeds of $359 million

and $184
million,

respectively.

In October 2019, we entered into an agreement to

sell the subsidiaries that hold our
Australia-West assets and operations to Santos for $1.39 billion, plus customary adjustments,

with an effective
date of January 1, 2019, plus a payment of $75 million

upon final investment decision of the Barossa
development project.

The transaction is expected to close in the second

quarter of 2020.

See Note 4—Asset
Acquisitions and Dispositions in the Notes to

Consolidated Financial Statements, for additional

information on
these transactions.

Investing activities also included net purchases

of $935 million of investments in short-term

and long-term
financial instruments.

For additional information, see Note 13—Derivative

and Financial Instruments and
Note 16—Cash Flow Information in the Notes to

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

The amount of the facility is not subject to
redetermination prior to its expiration date.

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

Commercial paper maturities are
generally limited to 90 days.

We had no commercial paper outstanding at March 31, 2020 or December 31, 2019.

We had no direct
outstanding borrowings or letters of credit

under the revolving credit facility at March 31, 2020

or December
31, 2019.

Since we had no commercial paper outstanding

and had issued no letters of credit, we had access

to
$6.0 billion in borrowing capacity under our revolving

credit facility at March 31, 2020.

We may consider
issuing commercial paper in the future to supplement

our cash position as appropriate.

Despite recent volatility and price weakness for energy issuers in the debt capital markets, we believe the
company continues to have access to the markets

based on the composition of our balance sheet

and asset
portfolio.

In March 2020, S&P affirmed its “A” rating on our senior

long-term debt and revised its outlook to “negative”
from “stable”.

In April 2020, Moody’s affirmed their rating of “A3” with a “stable” outlook.

Our current
rating from Fitch is “A” with a “stable” outlook.

We do not have any ratings triggers on any of our corporate
debt that would cause an automatic default, and thereby

impact our access to liquidity, in the event of a
downgrade of our credit rating.

If our credit rating were downgraded, it

could increase the cost of corporate
debt available to us and potentially restrict

our access to the commercial paper and debt capital

markets.

If our
credit rating were to deteriorate to a level prohibiting

us from accessing the commercial paper and

debt capital
markets, we would still be able to access funds

under our revolving credit facility.

Certain of our project-related contracts, commercial

contracts and derivative instruments contain

provisions
requiring us to post collateral.

Many of these contracts and instruments permit

us to post either cash or letters
of credit as collateral.

At March 31, 2020 and December 31, 2019,

we had direct bank letters of credit of $273
million and $277 million, respectively, which secured performance obligations related to various purchase
commitments incident to the ordinary conduct of

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

Our debt balance as of March 31, 2020 was $14,973

million compared with $14,895 million

at December 31,
2019.

Maturities of debt in each of the years 2020

through 2024, are: $81 million, $227 million,

$945 million,
$200 million and $543 million, respectively.

On February 4, 2020, we announced a quarterly

dividend of $0.420

per share.

The dividend was paid on
March 2, 2020, to stockholders of record at the close

of business on February 14, 2020.

On April 30, 2020, we
announced a quarterly dividend of $0.420 per share,

payable June 1, 2020,

to stockholders of record at the
close of business on May 11, 2020.

In late 2016, we initiated our current share repurchase

program.

As of March 31, 2020, we had announced a
total authorization to repurchase $25 billion.

As of December 31, 2019,

we had repurchased $9.6 billion of
shares.

In the first quarter of 2020, we repurchased

an additional $726 million of shares.

On April 16, 2020,
as a response to the oil market price downturn,

we announced we were suspending our share repurchase
program.

Since our share repurchase program began

in November 2016, we have repurchased

184 million
shares at a cost of $10.4 billion through March

31, 2020.

Capital Expenditures
Millions of Dollars
Three Months Ended
March 31
2020 2019
Alaska $ 509 410
Lower 48 776 834
Canada 74 123
Europe and North Africa 121 157
Asia Pacific and Middle East 103 96
Other International 53 1
Corporate and Other 13 16
Capital expenditures and investments $ 1,649 1,637

During the first quarter of 2020, capital expenditures

and investments supported key exploration

and
development programs, primarily:

●

Development, appraisal and exploration activities

in the Lower 48, including Eagle Ford, Permian
Unconventional and Bakken.

●

Appraisal and development activities

in Alaska related to the Western North Slope; development
activities in the Greater Kuparuk Area and

the Greater Prudhoe Area.

●

Development activities across assets in Norway.

●

Appraisal activities in liquids-rich plays in Canada

and optimization of oil sands development.
●

Continued development in China, Australia,

Malaysia and Indonesia.

In February 2020, we announced 2020 operating

plan capital expenditures of $6.5 billion to $6.7 billion.

In
March 2020, as a response to the recent oil market

downturn, we announced a reduction to this

plan of $0.7
billion.

In April 2020, we announced an additional reduction

of $1.6 billion for a total reduction of $2.3
billion, or approximately 35 percent.

The capital reductions are sourced to the segments

in the amount of $1.4
billion to Lower 48, $0.4 billion to Alaska, $0.2

billion to Canada and $0.3 billion to all other

segments and
exploration. This does not include capital for acquisitions.

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

We accrue receivables for insurance or other third-party recoveries when applicable.

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
our 2019 Annual Report on Form 10-K.

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

As of March 31, 2020,
there were 15 sites around the U.S. in

which we were identified as a potentially responsible

party under
CERCLA and comparable state laws.

At March 31, 2020,

our balance sheet included a total environmental

accrual of $170 million, compared with
$171 million at December 31, 2019, for remediation

activities in the U.S. and Canada.

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
●

Colorado’s HB-19 1261, approved May 30, 2019, introducing statewide goals to reduce 2025 GHG
emissions by at least 26 percent, 2030 GHG emissions

by at least 50 percent, and 2050 GHG
emissions by at least 90 percent of the levels of

GHG emissions that existed in 2005.

For other examples of legislation or precursors for

possible regulation and factors on which

the ultimate impact
on our financial performance will depend, see the

“Climate Change” section in Management’s Discussion and
Analysis of Financial Condition and Results of

Operations on pages 63–65 of our 2019 Annual

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

Beginning in 2017, cities, counties, and state

governments

in California, New York, Washington,

Rhode
Island, Maryland and Hawaii, as well as the Pacific

Coast Federation of Fishermen’s Association, Inc., have
filed lawsuits against oil and gas companies,

including ConocoPhillips, seeking compensatory

damages and
equitable relief to abate alleged climate change impacts.

ConocoPhillips is vigorously defending against

these
lawsuits.

The lawsuits brought by the Cities of San Francisco,

Oakland and New York have been dismissed by
federal district courts and appeals are pending.

Lawsuits filed by other cities and counties

in California and
Washington are currently stayed pending resolution of the appeals brought by the

Cities of San Francisco and
Oakland.

Lawsuits filed in Maryland and Rhode Island

are proceeding in state court while rulings in those
matters, on the issue of whether the matters

should proceed in state or federal court, are

on appeal.

The lawsuit
filed in Hawaii has been removed to federal

court.

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
following:

●

The impact of public health crises, including pandemics

(such as COVID-19) and epidemics and any
related company or government policies or

actions.
●

Global and regional changes in the demand, supply, prices, differentials or other market conditions
affecting oil and gas, including changes resulting from a

public health crisis or from the imposition or
lifting of crude oil production quotas or other

actions that might be imposed by OPEC

and other
producing countries and the resulting company

or third party actions in response to such

changes.
●

Fluctuations in crude oil, bitumen, natural gas,

LNG and NGLs prices, including a prolonged

decline
in these prices relative to historical or future expected

levels.
●

The impact of significant declines in prices for

crude oil, bitumen, natural gas, LNG and NGLs,

which
may result in recognition of impairment charges on

our long-lived assets, leaseholds and
nonconsolidated equity investments.
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
●

Failure to complete definitive agreements and feasibility

studies for, and to complete construction of,
announced and future E&P and LNG development

in a timely manner (if at all) or on

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
●

Our inability to execute, or delays in the completion,

of any asset dispositions or acquisitions

we elect
to pursue, including our previously announced

disposition of the subsidiaries that hold our Australia-
West assets, as well as any future dispositions we may undertake.

●

Potential failure to obtain, or delays in obtaining,

any necessary regulatory approvals for pending

or
future asset dispositions or acquisitions,

or that such approvals may require modification

to the terms
of the transactions or the operation of our remaining

business.
●

Potential disruption of our operations as a result

of pending or future asset dispositions or acquisitions,
including the diversion of management time and

attention.
●

Our inability to deploy the net proceeds from any

asset dispositions that are pending or

that we elect to
undertake in the future in the manner and timeframe

we currently anticipate, if at all.
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

●

Our inability to realize anticipated cost savings

and capital expenditure reductions.
●

The inadequacy of storage capacity for our products,

and ensuing curtailments, whether voluntary

or
involuntary, required to mitigate this physical constraint.
●

The risk factors generally described in Part II

- Item 1A in this report, in Part I - Item 1A in our

2019
Annual Report on Form 10-K, and any additional

risks described in our other filings with

the SEC.

Item 3.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Information about market risks for the three

months ended March 31, 2020, does not

differ materially from that
discussed under Item 7A in our 2019 Annual Report

on Form 10-K.

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

As of March 31,
2020, with the participation of our management,

our Chairman and Chief Executive Officer (principal
executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer)
carried out an evaluation, pursuant to Rule 13a-15(b)

of the Act, of ConocoPhillips’ disclosure controls

and
procedures (as defined in Rule 13a-15(e) of the

Act).

Based upon that evaluation, our Chairman and

Chief
Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure
controls and procedures were operating effectively as of

March 31, 2020.

There have been no changes in our internal

control over financial reporting, as defined

in Rule 13a-15(f) of the
Act, in the period covered by this report that

have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART

II.

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

There are no new material legal proceedings

or material developments with respect to

matters previously
disclosed in Item 3 of our 2019 Annual Report

on Form 10-K.

Item 1A. Risk Factors
Other than the risk factors set forth below, there have been no material changes to the risk factors disclosed in
our Annual Report on Form 10-K for the fiscal

year ended December 31, 2019.

Our business has been, and will continue to

be, affected by the coronavirus (COVID-19) pandemic.

On March 11, 2020, the World Health Organization announced that the outbreak of the novel coronavirus
(COVID-19) had become a pandemic, and on March

13, President Trump declared a National Emergency in
response to the outbreak. National, state and local

authorities and health officials have announced aggressive
actions to reduce the spread of the disease, including

limiting non-essential gatherings of people,

ceasing all
non-essential travel, and issuing “social or physical

distancing” guidelines, “shelter-in-place”

orders and
mandatory closures for non-essential businesses.

The COVID-19 outbreak and the measures

put in place to
address it have negatively impacted the global

economy, disrupted global supply chains, reduced global
demand for oil and gas, and created significant

volatility and disruption of financial and commodity

markets.
The full impact of the COVID-19 pandemic remains

uncertain and will depend on the severity, location and
duration of the effects and spread of the disease, the effectiveness and duration of actions taken by authorities
to contain the virus or treat its effect, and how quickly and to what extent economic conditions improve.

Some
economists are predicting the U.S. may enter

a recession as a result of the pandemic.

We have already been impacted by the COVID-19 pandemic.

See Management’s Discussion and Analysis of
Financial Condition and Results of Operations, for

additional information on how we

have been impacted and
the steps we have taken in response.

Our business is likely to be further negatively

impacted by the COVID-19 pandemic. These impacts

could
include but are not limited to:

●

Continued reduced demand for our products

as a result of reductions in travel and commerce;
●

Disruptions in our supply chain due in part to scrutiny

or embargoing of shipments from infected areas
or invocation of force majeure clauses in commercial

contracts due to restrictions imposed as a result
of the global response to the pandemic;
●

Failure of third parties on which we rely, including our suppliers, contract manufacturers, contractors,
joint venture partners and external business partners,

to meet their obligations to the company, or
significant disruptions in their ability to

do so, which may be caused by their own financial

or
operational difficulties or restrictions imposed in

response to the disease outbreak;
●

Reduced workforce productivity caused by, but not limited to, illness, travel restrictions quarantine, or
government mandates;
●

Business interruptions resulting from a significant

amount of our employees telecommuting

in
compliance with social distancing guidelines and

shelter-in-place orders, as well as the
implementation of protections for employees continuing

to commute for work, such as personnel
screenings and self-quarantines before or after

travel;

and
●

Voluntary

or involuntary curtailments to support oil prices

or alleviate storage shortages for our
products.

Any of these factors, or other cascading effects of the

COVID-19 pandemic that are not currently foreseeable,
could materially increase our costs, negatively impact

our revenues and damage our financial condition,

results
of operations, cash flows and liquidity position.

The pandemic continues to progress and evolve,

and the full
extent and duration of any such impacts cannot

be predicted at this time because of the sweeping

impact of the
COVID-19 pandemic on daily life around the

world.

We have been negatively affected and are likely to continue to be negatively affected by the recent swift and
sharp drop in commodity prices.

The oil and gas business is fundamentally a commodity

business and prices for crude oil, bitumen,

natural gas,
NGLs and LNG can fluctuate widely depending

upon global events or conditions that affect supply and
demand.

Recently, there has been a precipitous decrease in demand for oil globally, largely caused by the dramatic decrease in travel and commerce resulting

from the COVID-19 pandemic.

Such decrease in demand
has been compounded by the collapse of the

OPEC plus production agreement.

See Management’s Discussion
and Analysis of Financial Condition and Results

of Operations, for additional information

on commodity
prices and how we have been impacted.

There is no assurance of when or if commodity

prices will return to
pre-COVID-19 levels.

The speed and extent of any recovery

remains uncertain and is subject to various

risks,
including the duration, impact and actions taken

to stem the proliferation of the COVID-19

pandemic, the
ability of those nations party to the OPEC plus

production agreement to reach agreement

in the future
regarding the production of crude oil, bitumen, natural

gas, NGLs and LNG, and other risks

described in this
Quarterly Report on Form 10-Q or in our Annual

Report on Form 10-K for the fiscal year ended

December 31,
2019.

Even after a recovery, our industry will continue to be exposed to the effects of changing commodity prices
given the volatility in commodity price drivers and

the worldwide political and economic

environment
generally, as well as continued uncertainty caused by armed hostilities in various oil-producing regions around
the globe.

Our revenues, operating results and future rate

of growth are highly dependent on the prices

we
receive for our crude oil, bitumen, natural gas, NGLs

and LNG.

Many of the factors influencing these prices
are beyond our control.

Lower crude oil, bitumen, natural gas, NGL and

LNG prices may have a material adverse effect on our
revenues, operating income, cash flows and liquidity, and may also affect the amount of dividends we elect to
declare and pay on our common stock.

As a result of the recent market downturn, we

have suspended our
share repurchase program.

Lower prices may also limit the amount of reserves

we can produce economically,

thus adversely affecting our proved reserves, reserve replacement ratio and accelerating the reduction in our
existing reserve levels as we continue production

from upstream fields.

Prolonged lower crude oil prices may
affect certain decisions related to our operations, including decisions to reduce capital investments

or decisions
to shut-in production.

Due to ongoing uncertainty and volatility, we are suspending all further guidance for
2020, including guidance related to capital

expenditures and production and our previous

2020 guidance
should not be relied upon.

Significant reductions in crude oil, bitumen, natural

gas, NGLs and LNG prices could also

require us to reduce
our capital expenditures, impair the carrying value

of our assets or discontinue the classification

of certain
assets as proved reserves.

In the first quarter of 2020, we recognized several

impairments,

which are described
in Note 8—Impairments.

If the outlook for commodity prices

remain low relative to their historic levels, and
as we continue to optimize our investments and exercise

capital flexibility, it is reasonably likely we will incur
future impairments to long-lived assets used in

operations, investments in nonconsolidated

entities accounted
for under the equity method and unproved properties.

Low oil and gas prices could decrease our

proved
reserves estimates, which would increase the unit-of-production rate used to determine DD&A expense on
producing properties.

Although it is not reasonably practicable to quantify

the impact of any future
impairments or estimated change to our unit-of-production

at this time, our results of operations could

be
adversely affected as a result.

Item 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Millions of Dollars
Period
Total Number
of Shares
Purchased *
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar
Value

of Shares That
May Yet Be
Purchased Under the
Plans or Programs
January 1-31, 2020 3,949,942 $ 64.29 3,949,942 $ 5,121
February 1-29, 2020 3,956,015 58.08 3,956,015 14,891
March 1-31, 2020 7,307,098 33.11 7,307,098 14,649
15,213,055 $ 15,213,055
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase

program.

As of March 31, 2020,

we had announced a
total authorization to repurchase $25 billion of our

common stock.

As of December 31, 2019, we had
repurchased $9.6 billion of shares.

In the first quarter of 2020, we repurchased

an additional $726 million of
shares.

On April 16, 2020, as a response to the oil market

downturn, we announced we were suspending our
share repurchase program.

Acquisitions for the share repurchase program

are made at management’s
discretion, at prevailing prices, subject to market conditions and other factors.

Except as limited by applicable
legal requirements, repurchases may be increased, decreased

or discontinued at any time without prior notice.

Shares of stock repurchased under the plan are

held as treasury shares.

See the “Our ability to declare and pay
dividends and repurchase shares is subject to

certain considerations” section in Risk Factors

on pages 21–22 of
our 2019 Annual Report on Form 10-K.

Item 6.

EXHIBITS

10.1*
ConocoPhillips Executive Restricted Stock Unit Program, dated February 11, 2020.

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
May 5, 2020