Form 10-Q
period 2020-06-30
CONOCOPHILLIPS
filed 2020-08-04
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
[
X
]
QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended

June 30, 2020

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

Exchange
Act).

Yes

[

]
No

[x]

The registrant had
1,072,566,210

shares of common stock, $.01 par value, outstanding

at June 30, 2020.

CONOCOPHILLIPS

TABLE OF CONTENTS

Page
Commonly Used Abbreviations
………………………………………………………………………... 1
Part I—Financial Information
Item 1. Financial Statements
Consolidated Income Statement
……………………………………………………………………..

.
2
Consolidated Statement of Comprehensive Income
…………………………………………………

.
3
Consolidated Balance Sheet
…………………………………………………………………………

.
4
Consolidated Statement of Cash Flows
……………………………………………………………...

.
5
Notes to Consolidated Financial Statements
………………………………………………………...

.
6
Supplementary Information—Condensed Consolidating Financial Information
……………………

.
31
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
…………………………………………………………………………

.
36
Item 3. Quantitative and Qualitative Disclosures About Market Risk
……………………………….. .. 61
Item 4. Controls and Procedures
………………………………………………………………………

.
61
Part II—Other Information
Item 1. Legal Proceedings
……………………………………………………………………………..

.
61
Item 1A. Risk Factors
…………………………………………………………………………………

.
61
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
………………………………...

.
63
Item 6. Exhibits
………………………………………………………………………………………..

.
64
Signature
………………………………………………………………………………………………….

.
65

Commonly Used Abbreviations

The following industry-specific, accounting and

other terms, and abbreviations may be commonly

used in this
report.

Currencies Accounting
$ or USD U.S. dollar ARO asset retirement obligation
CAD Canadian dollar ASC accounting standards codification
EUR Euro ASU accounting standards update
GBP British pound DD&A depreciation, depletion and
amortization
Units of Measurement FASB Financial Accounting Standards
BBL barrel Board
BCF billion cubic feet FIFO first-in, first-out
BOE barrels of oil equivalent G&A general and administrative
MBD thousands of barrels per day GAAP
generally accepted accounting

MCF thousand cubic feet principles
MBOD thousand barrels of oil per day LIFO last-in, first-out
MM million NPNS normal purchase normal sale
MMBOE million barrels of oil equivalent PP&E properties, plants and equipment
MMBOD million barrels of oil per day SAB staff accounting bulletin
MBOED
thousands of barrels of oil

VIE variable interest entity
equivalent per day
MMBTU million British thermal units Miscellaneous
MMCFD million cubic feet per day EPA Environmental Protection Agency
EU European Union
Industry FERC
Federal Energy Regulatory

CBM coalbed methane Commission
E&P exploration and production GHG greenhouse gas
FEED front-end engineering and design HSE health, safety and environment
FPS floating production system ICC
International Chamber of

FPSO floating production, storage and Commerce
offloading ICSID
World Bank’s

International

JOA joint operating agreement Centre for Settlement of
LNG liquefied natural gas Investment Disputes
NGLs natural gas liquids IRS Internal Revenue Service
OPEC
Organization of Petroleum

OTC over-the-counter
Exporting Countries NYSE New York Stock Exchange
PSC production sharing contract SEC
U.S. Securities and Exchange

PUDs proved undeveloped reserves Commission
SAGD steam-assisted gravity drainage TSR total shareholder return
WCS Western Canada Select U.K. United Kingdom
WTI
West Texas

Intermediate
U.S. United States of America

PART

I.

FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

Consolidated Income Statement ConocoPhillips

Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2020 2019 2020 2019
Revenues and Other Income
Sales and other operating revenues $
2,749
7,953
8,907
17,103
Equity in earnings of affiliates
77
173
311
361
Gain on dispositions
596
82
554
99
Other income (loss)
594
172
(945)
874
Total Revenues and

Other Income
4,016
8,380
8,827
18,437
Costs and Expenses
Purchased commodities
1,130
2,674
3,791
6,349
Production and operating expenses
1,047
1,418
2,220
2,689
Selling, general and administrative expenses
156
129
153
282
Exploration expenses
97
122
285
232
Depreciation, depletion and amortization
1,158
1,490
2,569
3,036
Impairments
(2)
1
519
2
Taxes other than

income taxes
141
194
391
469
Accretion on discounted liabilities
66
87
133
173
Interest and debt expense
202
165
404
398
Foreign currency transaction (gain) loss
7
28
(83)
40
Other expenses
(7)
14
(13)
22
Total Costs and Expenses
3,995
6,322
10,369
13,692
Income (loss) before income taxes
21
2,058
(1,542)
4,745
Income tax provision (benefit)
(257)
461
(109)
1,302
Net income (loss)
278
1,597
(1,433)
3,443
Less: net income attributable to noncontrolling interests
(18)
(17)
(46)
(30)
Net Income (Loss) Attributable to ConocoPhillips $
260
1,580
(1,479)
3,413
Net Income (Loss) Attributable to ConocoPhillips Per Share
of Common Stock (dollars)
Basic $
0.24
1.40
(1.37)
3.01
Diluted
0.24
1.40
(1.37)
3.00
Average Common

Shares Outstanding
(in thousands)
Basic
1,076,659
1,125,995
1,080,610
1,132,691
Diluted
1,077,606
1,131,242
1,080,610
1,139,511
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income ConocoPhillips

Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2020 2019 2020 2019
Net Income (Loss) $
278
1,597
(1,433)
3,443
Other comprehensive income (loss)
Defined benefit plans
Reclassification adjustment for amortization of prior
service credit included in net income (loss)
(8)
(10)
(16)
(18)
Net actuarial gain arising during the period
-
-
5
-
Reclassification adjustment for amortization of net actuarial losses included in net income (loss)
18
32
36
58
Income taxes on defined benefit plans
(3)
(5)
(7)
(10)
Defined benefit plans, net of tax
7
17
18
30
Unrealized holding gain on securities
6
-
3
-
Income taxes on unrealized holding gain on securities
(2)
-
(1)
-
Unrealized holding gain on securities, net of tax
4
-
2
-
Foreign currency translation adjustments
309
71
(490)
246
Income taxes on foreign currency translation adjustments
-
(1)
2
-
Foreign currency translation adjustments, net of tax
309
70
(488)
246
Other Comprehensive Income (Loss), Net

of Tax
320
87
(468)
276
Comprehensive Income (Loss)
598
1,684
(1,901)
3,719
Less: comprehensive income attributable to noncontrolling

interests
(18)
(17)
(46)
(30)
Comprehensive Income (Loss) Attributable to

ConocoPhillips
$
580
1,667
(1,947)
3,689
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet ConocoPhillips

Millions of Dollars
June 30 December 31
2020 2019
Assets
Cash and cash equivalents $
2,907
5,088
Short-term investments
3,985
3,028
Accounts and notes receivable (net of allowance of $
3

and $
13
, respectively)
1,399
3,267
Accounts and notes receivable—related parties
133
134
Investment in Cenovus Energy
971
2,111
Inventories
982
1,026
Prepaid expenses and other current assets
676
2,259
Total Current

Assets
11,053
16,913
Investments and long-term receivables
8,334
8,687
Loans and advances—related parties
167
219
Net properties, plants and equipment
(net of accumulated DD&A of $
57,176

and $
55,477
, respectively)
41,120
42,269
Other assets
2,372
2,426
Total Assets $
63,046
70,514
Liabilities
Accounts payable $
2,060
3,176
Accounts payable—related parties
20
24
Short-term debt
146
105
Accrued income and other taxes
312
1,030
Employee benefit obligations
422
663
Other accruals
1,145
2,045
Total Current

Liabilities
4,105
7,043
Long-term debt
14,852
14,790
Asset retirement obligations and accrued environmental

costs
5,465
5,352
Deferred income taxes
3,901
4,634
Employee benefit obligations
1,586
1,781
Other liabilities and deferred credits
1,644
1,864
Total Liabilities
31,553
35,464
Equity
Common stock (
2,500,000,000

shares authorized at $
0.01

par value)
Issued (2020—
1,798,563,079

shares; 2019—
1,795,652,203

shares)
Par value
18
18
Capital in excess of par
47,079
46,983
Treasury stock (at cost: 2020—
725,996,869

shares; 2019—
710,783,814

shares)
(47,130)
(46,405)
Accumulated other comprehensive loss
(5,825)
(5,357)
Retained earnings
37,351
39,742
Total Common

Stockholders’ Equity
31,493
34,981
Noncontrolling interests
-
69
Total Equity
31,493
35,050
Total Liabilities and

Equity
$
63,046
70,514
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows ConocoPhillips

Millions of Dollars
Six Months Ended
June 30
2020 2019
Cash Flows From Operating Activities
Net income (loss) $
(1,433)
3,443
Adjustments to reconcile net income (loss) to net cash provided by operating
activities
Depreciation, depletion and amortization
2,569
3,036
Impairments
519
2
Dry hole costs and leasehold impairments
70
68
Accretion on discounted liabilities
133
173
Deferred taxes
(320)
(221)
Undistributed equity earnings
404
362
Gain on dispositions
(554)
(99)
Unrealized (gain) loss on investment in Cenovus Energy
1,140
(373)
Other
(244)
(21)
Working

capital adjustments
Decrease in accounts and notes receivable
1,746
461
Increase in inventories
(27)
(77)
Increase in prepaid expenses and other current assets
(149)
(149)
Decrease in accounts payable
(754)
(326)
Decrease in taxes and other accruals
(838)
(494)
Net Cash Provided by Operating Activities
2,262
5,785
Cash Flows From Investing Activities
Capital expenditures and investments
(2,525)
(3,366)
Working

capital changes associated with investing activities
(251)
24
Proceeds from asset dispositions
1,313
701
Net purchases of investments
(1,030)
(485)
Collection of advances/loans—related parties
66
62
Other
(35)
126
Net Cash Used in Investing Activities
(2,462)
(2,938)
Cash Flows From Financing Activities
Repayment of debt
(214)
(38)
Issuance of company common stock
2
(36)
Repurchase of company common stock
(726)
(2,002)
Dividends paid

(913)
(696)
Other
(28)
(55)
Net Cash Used in Financing Activities
(1,879)
(2,827)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted
Cash
(93)
26
Net Change in Cash, Cash Equivalents and Restricted Cash
(2,172)
46
Cash, cash equivalents and restricted cash at beginning

of period
5,362
6,151
Cash, Cash Equivalents and Restricted Cash at End of Period $
3,190
6,197
Restricted cash of $
88

million and $
195

million are included in the "Prepaid expenses and other current assets" and "Other assets" lines, respectively, of our Consolidated Balance Sheet as of June 30, 2020.
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

Note 3—Inventories
Inventories consisted of the following:
Millions of Dollars
June 30

December 31
2020 2019
Crude oil and natural gas $
452
472
Materials and supplies
530
554
$
982
1,026

Inventories valued on the LIFO basis totaled

$
352

million and $
286

million at June 30, 2020 and December
31, 2019,

respectively.

Due to a precipitous decline in commodity

prices beginning in March this year, we
recorded a lower of cost or market adjustment

in the first quarter of 2020 of $
228

million to our crude oil and
natural gas inventories. The adjustment was included

in the “Purchased commodities” line on our

consolidated
income statement.

Commodity prices have since improved in the

second quarter.

Note 4—Asset Acquisitions and Dispositions

Assets Sold
In May 2020, we completed the divestiture

of our subsidiaries that held our Australia-West assets and
operations, and based on an effective date of January

1, 2019, we received proceeds of $
765

million with an
additional $
200

million due upon final investment decision

of the proposed Barossa development project.

In
the second quarter of 2020, we recognized a before-tax

gain of $
587

million related to this transaction.

At the
time of disposition, the net carrying value of the

subsidiaries sold was approximately $
0.2

billion, excluding
$
0.5

billion of cash.

The net carrying value consisted primarily

of $
1.3

billion of PP&E and $
0.1

billion of
other current assets offset by $
0.7

billion of ARO, $
0.3

billion of deferred tax liabilities, and $
0.2

billion of
other liabilities.

The before-tax earnings associated with the subsidiaries

sold, excluding the gain on
disposition noted above, were $
265

million and $
156

million for the six-month periods ended June 30,

2020
and 2019, respectively.

Production associated with the disposed assets

averaged
35

MBOED in the six-month
period of 2020.

Results of operations for the subsidiaries sold are

reported in our
Asia Pacific and Middle East
segment.

In March 2020, we completed the sale of our Niobrara

interests for approximately $
359

million after
customary adjustments and recognized a before-tax

loss on disposition of $
38

million.

At the time of
disposition, our interest in Niobrara had a net carrying

value of $
397

million, consisting primarily of $
433
million of PP&E and $
34

million of ARO.

The before-tax earnings associated with our

interests in Niobrara,
including the loss on disposition, were a loss of $
24

million and $
5

million for the six-month periods ended
June 30, 2020 and 2019, respectively.

In February 2020, we sold our Waddell Ranch interests in the Permian Basin for $
184

million after customary
adjustments.

No

gain or loss was recognized on the sale.

Production from the disposed Niobrara and Waddell Ranch interests in our
Lower 48

segment averaged
15
MBOED in 2019.

Planned Acquisition
In July 2020, we signed a definitive agreement

to acquire additional Montney acreage for cash consideration of
approximately $
375

million before customary adjustments, plus the

assumption of approximately $
30

million
in financing obligations for associated partially

owned infrastructure.

This acquisition consists primarily of
undeveloped properties and includes
140,000

net acres in the liquids-rich Inga Fireweed

asset Montney zone,
which is directly adjacent to our existing Montney

position.

Upon completion of this transaction, we will

have
a Montney acreage position of
295,000

net acres with a
100

percent working interest.

The transaction is
subject to regulatory approval, is expected to close

in the third quarter of 2020 and will be reported

in our
Canada segment.

Note 5—Investments, Loans and Long-Term Receivables

APLNG
APLNG executed project financing agreements

for an $
8.5

billion project finance facility in 2012. The $
8.5
billion project finance facility was initially composed

of financing agreements executed by APLNG

with the
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
March 2029
.

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
September 2030
.

During the first quarter of 2019, APLNG refinanced

$
3.2

billion of existing project finance debt through two
transactions.

As a result of the first transaction, APLNG obtained

a commercial bank facility of $
2.6

billion.

APLNG made its first principal and interest

repayment in September 2019 with
bi-annual

payments due on the
facility until March 2028
.

Through the second transaction, APLNG obtained

a USPP bond facility of $
0.6
billion.

APLNG made its first interest payment in September

2019, and principal payments are scheduled to
commence in September 2023, with
bi-annual

payments due on the facility until

September 2030.

In conjunction with the $
3.2

billion debt obtained during the first quarter

of 2019 to refinance existing project
finance debt, APLNG made voluntary repayments

of $
2.2

billion and $
1.0

billion to a syndicate of Australian
and international commercial banks and the Export-Import

Bank of China, respectively.

At June 30, 2020, a balance of $
6.5

billion was outstanding on the facilities.

See Note 11—Guarantees, for
additional information.

At June 30, 2020, the carrying value of our equity

method investment in APLNG was $
6,889

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

At June 30, 2020, significant loans to affiliated
companies included $
272

million in project financing to Qatar Liquefied

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
1.96

billion based on a price of $
9.41

per share on the NYSE on
the closing date.

At June 30, 2020, the investment included on

our consolidated balance sheet was $
971

million and is carried at
fair value.

The fair value of the
208

million Cenovus Energy common shares reflects

the closing price of
$
4.67

per share on the NYSE on the last trading

day of the quarter, a decrease of $
1.14

billion from its fair
value of $
2.11

billion at year-end 2019.

For the three- and six-month periods ended June

30, 2020, we
recorded an unrealized gain of $
551

million and an unrealized loss of $
1.14

billion, respectively.

For the
three- and six-month periods ended June 30, 2019,

we recorded an unrealized gain of $
30

million and $
373
million, respectively.

The unrealized gains and losses are recorded within

the “Other income (loss)” line of
our consolidated income statement and are related to

the shares held at the reporting date.

See Note 14—Fair
Value

Measurement, for additional information.

Subject to market conditions, we intend to decrease

our
investment over time through market transactions,

private agreements or otherwise.

Note 7—Suspended Wells

The capitalized cost of suspended wells at June 30,

2020, was $
701

million, a decrease of $
319

million from
year-end 2019 primarily related to our Australia-West divestiture.

See Note 4—Asset Acquisitions and
Dispositions,

for additional information.

Of the well costs capitalized for more than one

year as of December

31, 2019, $
19

million was charged to dry hole expense during

the first six months of 2020 for
one

suspended
well in the Kamunsu East Field offshore Malaysia.

Note 8—Impairments
During the three-

and six-month periods ended June 30, 2020

and 2019, we recognized before-tax impairment
charges within the following segments:
Millions of Dollars

Three Months Ended
Six Months Ended
June 30 June 30
2020 2019 2020 2019
Lower 48
2
-
513
-
Europe and North Africa
(4)
1
6
2
$
(2)
1
519
2

We perform impairment reviews when triggering events arise that may impact the fair value of our assets or
investments.

We observed volatility in commodity prices during the first six-months of 2020.

A decline in commodity
prices beginning in March prompted us to evaluate

the recoverability of the carrying value of our assets

and
whether an other than temporary impairment

occurred for investments in our portfolio.

For certain non-core
natural gas assets in the Lower 48, a significant decrease

in the outlook for current and long-term natural

gas
prices resulted in a decline in the estimated fair

values to amounts below carrying value.

Accordingly, in the
first quarter of 2020, we recorded impairments of

$
511

million related to these non-core natural gas assets,
primarily for the Wind River Basin operations area consisting of developed properties in the Madden Field and
the Lost Cabin Gas Plant, which were written down

to fair value.

See Note 14—Fair Value Measurement, for
additional information.

A sustained decline in the current and long-term

outlook on commodity prices could trigger

additional
impairment reviews and possibly result in

future impairment charges.

We recorded a before-tax impairment in the first quarter of 2020 of $
31

million in our Asia Pacific and Middle
East segment related to the associated carrying value

of capitalized undeveloped leasehold costs for

the
Kamunsu East Field in Malaysia that is no longer

in our development plans.

This charge is included in the
“Exploration expenses” line on our consolidated income

statement and is not reflected in the table above.

Note 9—Debt

Our debt balance as of June 30, 2020 was $
14,998

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

Commercial paper maturities are generally limited

to
90 days
.

We had no commercial paper outstanding at June 30, 2020 or December 31, 2019.

We had no direct
outstanding borrowings or letters of credit

under the revolving credit facility at June 30, 2020 or

December 31,

2019.

Since we had
no

commercial paper outstanding and had issued
no

letters of credit, we had access to $
6.0
billion in borrowing capacity under our revolving

credit facility at June 30, 2020.

In March 2020, S&P affirmed its “A” rating on our senior long-term debt and revised its outlook to “negative”
from “stable”.

In April 2020, Moody’s affirmed their rating of “A3” with a “stable” outlook.

Our current
rating from Fitch is “A” with a “stable” outlook.

At June 30, 2020, we had $
283

million of certain variable rate demand bonds (VRDBs)

outstanding with
maturities ranging through 2035.

The VRDBs are redeemable at the option of the bondholders

on any business
day.

If they are ever redeemed, we have the ability

and intent to refinance on a long-term basis,

therefore, the
VRDBs are included in the “Long-term debt” line

on our consolidated balance sheet.

Note 10—Changes in Equity
Millions of Dollars
Attributable to ConocoPhillips
Common Stock
Par
Value
Capital in
Excess of
Par
Treasury
Stock
Accum. Other
Comprehensive
Loss
Retained
Earnings
Non-
Controlling
Interests Total
For the three months ended June 30, 2020
Balances at March 31, 2020 $
18
47,027
(47,130)
(6,145)
37,545
72
31,387
Net income
260
18
278
Other comprehensive income
320
320
Dividends paid ($
0.42

per common share)
(455)
(455)
Distributions to noncontrolling interests and other
(6)
(6)
Disposition
(84)
(84)
Distributed under benefit plans
52
52
Other
1
1
Balances at June 30, 2020 $
18
47,079
(47,130)
(5,825)
37,351
-
31,493
For the six months ended June 30, 2020
Balances at December 31, 2019 $
18
46,983
(46,405)
(5,357)
39,742
69
35,050
Net income (loss)
(1,479)
46
(1,433)
Other comprehensive loss
(468)
(468)
Dividends paid ($
0.84

per common share)
(913)
(913)
Repurchase of company common stock
(726)
(726)
Distributions to noncontrolling interests and other
(32)
(32)
Disposition
(84)
(84)
Distributed under benefit plans
96
96
Other
1
1
1
3
Balances at June 30, 2020 $
18
47,079
(47,130)
(5,825)
37,351
-
31,493
Millions of Dollars
Attributable to ConocoPhillips
Common Stock
Par
Value
Capital in
Excess of
Par
Treasury
Stock
Accum. Other
Comprehensive
Loss
Retained
Earnings
Non-
Controlling
Interests Total
For the three months ended June 30, 2019
Balances at March 31, 2019 $
18
46,877
(43,656)
(5,914)
35,534
122
32,981
Net income
1,580
17
1,597
Other comprehensive income
87
87
Dividends paid ($
0.31

per common share)
(346)
(346)
Repurchase of company common stock
(1,250)
(1,250)
Distributions to noncontrolling interests and other
(43)
(43)
Distributed under benefit plans
45
45
Other
1
2
3
Balances at June 30, 2019 $
18
46,922
(44,906)
(5,827)
36,769
98
33,074
For the six months ended June 30, 2019
Balances at December 31, 2018 $
18
46,879
(42,905)
(6,063)
34,010
125
32,064
Net income
3,413
30
3,443
Other comprehensive income
276
276
Dividends paid ($
0.61

per common share)
(696)
(696)
Repurchase of company common stock
(2,002)
(2,002)
Distributions to noncontrolling interests and other
(60)
(60)
Distributed under benefit plans
43
43
Changes in Accounting Principles*
(40)
40
-
Other
1
2
3
6
Balances at June 30, 2019 $
18
46,922
(44,906)
(5,827)
36,769
98
33,074
*Cumulative effect of the adoption of ASU No. 2018-02,

"Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."

Note 11—Guarantees

At June 30, 2020, we were liable for certain

contingent obligations under various contractual

arrangements as
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

APLNG Guarantees
At June 30, 2020, we had outstanding multiple

guarantees in connection with our
37.5

percent ownership
interest in APLNG.

The following is a description of the guarantees

with values calculated utilizing June 2020
exchange rates:

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

At June 30, 2020, the carrying value of this

guarantee was approximately $
14
million.

●

In conjunction with our original purchase of an ownership

interest in APLNG from Origin Energy in
October 2008, we agreed to reimburse Origin Energy for

our share of the existing contingent liability
arising under guarantees of an existing obligation

of APLNG to deliver natural gas under several

sales
agreements with remaining terms of
1 to 22 years
.

Our maximum potential liability for future
payments, or cost of volume delivery, under these guarantees is estimated to be $
700

million
($
1.3

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
17 to
25 years or the life of the venture
.

Our maximum potential amount of future payments

related to these
guarantees is approximately $
120

million and would become payable if APLNG

does not perform.

At
June 30, 2020, the carrying value of these guarantees

was approximately $
7

million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately

$
780

million, which consist primarily of

guarantees of the residual value of leased office buildings,

guarantees
of the residual value of corporate aircrafts,

and a guarantee for our portion of a joint venture’s project finance reserve accounts.

These guarantees have remaining terms

of
1 to 5 years

and would become payable if certain
asset values are lower than guaranteed amounts at

the end of the lease or contract term, business conditions
decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties.

At June 30, 2020, the carrying value of these

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

The carrying amount recorded for
these indemnification obligations at June 30, 2020,

was approximately $
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
future payments.

Included in the recorded carrying amount

at June 30, 2020, were approximately $
30

million
of environmental accruals for known contamination

that are included in the “Asset retirement

obligations and
accrued environmental costs” line on our consolidated

balance sheet.

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

If a range of amounts can be
reasonably estimated and no amount within the range

is a better estimate than any other amount,

then the low
end of the range is accrued.

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

At June 30, 2020 and December 31, 2019, our balance

sheet included a total environmental accrual

of

$
171

million for remediation activities

in the U.S. and Canada.

We expect to incur a substantial amount of
these expenditures within the next
30 years
.

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
utilized.

In addition, at June 30, 2020, we had performance

obligations secured by letters of credit of

$
196

million (issued as direct bank letters of

credit) related to various purchase commitments

for materials,
supplies, commercial activities and services incident

to the ordinary conduct of business.

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

The lawsuits brought by the Cities of San Francisco,

Oakland and New York were dismissed by
federal district courts.

The New York dismissal remains on appeal.

The Ninth Circuit ruled that the San
Francisco and Oakland cases (and other California

cases) should proceed in state court, with that

decision
subject to appeal.

Lawsuits filed by the cities and counties in California,

Washington, and Hawaii are
currently stayed pending resolution of the Ninth Circuit

appeals.

Lawsuits filed in Maryland and Rhode Island
are proceeding in state court while rulings in those

matters, on the issue of whether the

matters should proceed
in state or federal court, are on appeal.

Several Louisiana parishes have filed lawsuits against

oil and gas companies, including ConocoPhillips,
seeking compensatory damages in connection

with historical oil and gas operations in Louisiana.

The lawsuits
are stayed pending an appeal with the Fifth Circuit

on the issue of whether they will proceed in federal

or state
court.

ConocoPhillips will vigorously defend against

these lawsuits.

In 2016, ConocoPhillips, through its subsidiary, The Louisiana Land and Exploration

Company LLC,
submitted claims as the largest private wetlands owner in Louisiana within the settlement claims
administration process related to the oil spill

in the Gulf of Mexico in April 2010.

In July 2020, the claims
administrator issued an award to the company which,

after fees and expenses, totaled approximately

$
90
million.

Note 13—Derivative and Financial Instruments

We use futures, forwards, swaps and options

in various markets to meet our customer needs,

capture market
opportunities and manage foreign exchange currency

risk.

Commodity Derivative Instruments
Our commodity business primarily consists

of natural gas, crude oil, bitumen, LNG and NGLs.

Commodity derivative instruments are held at fair

value on our consolidated balance sheet.

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

We do not elect hedge accounting for our commodity derivatives.

The following table presents the gross fair values

of our commodity derivatives, excluding

collateral, and the
line items where they appear on our consolidated

balance sheet:
Millions of Dollars
June 30 December 31
2020 2019
Assets
Prepaid expenses and other current assets $
316
288
Other assets
35
34
Liabilities
Other accruals
310
283
Other liabilities and deferred credits
25
28

The gains (losses) from commodity derivatives

incurred, and the line items where they appear on

our
consolidated income statement were:
Millions of Dollars

Three Months Ended
Six Months Ended
June 30 June 30
2020 2019 2020 2019
Sales and other operating revenues $
(50)
45
(3)
64
Other income (loss)
3
2
5
1
Purchased commodities
24
(31)
(2)
(51)

The table below summarizes our material net exposures

resulting from outstanding commodity

derivative
contracts:
Open Position
Long/(Short)
June 30 December 31
2020 2019
Commodity
Natural gas and power (billions of cubic feet equivalent)

Fixed price
(20)
(5)

Basis
(27)
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

Our foreign currency exchange derivative instruments

are held at fair value on our consolidated

balance sheet.
Related cash flows are recorded as operating

activities on our consolidated statement of cash flows.

We do not
elect hedge accounting on our foreign currency exchange

derivatives.

The following table presents the gross fair values

of our foreign currency exchange derivatives,

excluding
collateral, and the line items where they appear

on our consolidated balance sheet:
Millions of Dollars
June 30 December 31
2020 2019
Assets
Prepaid expenses and other current assets $
23
1
Liabilities
Other accruals
1
20
Other liabilities and deferred credits
-
8

The (gains) losses from foreign currency exchange

derivatives incurred, and the line item where

they appear
on our consolidated income statement were:
Millions of Dollars

Three Months Ended
Six Months Ended
June 30 June 30
2020 2019 2020 2019
Foreign currency transaction (gain) loss $
12
23
(62)
21

We had the following net notional position of outstanding foreign currency exchange derivatives:
In Millions
Notional Currency
June 30 December 31
2020 2019
Foreign Currency Exchange Derivatives
Buy GBP,

sell EUR
GBP
7
4
Sell CAD, buy USD CAD
427
1,337

In the second quarter of 2019, we entered into foreign currency exchange contracts to sell CAD 1.35 billion at
CAD 0.748 against the USD. In the first quarter of 2020, we entered into forward currency exchange contracts to buy CAD 0.9 billion at CAD 0.718 against the USD
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

Millions of Dollars
Carrying Amount
Cash and Cash

Equivalents
Short-Term

Investments
Investments and Long-
Term Receivables
June 30 December 31 June 30 December 31 June 30 December 31
2020 2019 2020 2019 2020 2019
Cash $
575
759
Demand Deposits
917
1,483
-
-
-
-
Time Deposits
Remaining maturities from 1 to 90 days
1,396
2,030
2,339
1,395
-
-
Remaining maturities from

91 to 180 days
-
-
1,302
465
-
-
Remaining maturities within one year
-
-
14
-
-
-
Remaining maturities greater than one
year through five years
-
-
-
-
3
-
Commercial Paper
Remaining maturities from 1 to 90 days
-
413
-
1,069
-
-
Remaining maturities from

91 to 180 days
-
-
50
-
-
-
U.S. Government Obligations
Remaining maturities from 1 to 90 days
15
394
-
-
-
-
$
2,903
5,079
3,705
2,929
3
-

The following investments in debt securities

classified as available for sale are carried on our

consolidated balance
sheet at fair value:
Millions of Dollars
Carrying Amount
Cash and Cash
Equivalents
Short-Term

Investments
Investments and Long-
Term Receivables
June 30
2020
December 31
2019
June 30
2020
December 31
2019
June 30
2020
December 31
2019
Corporate Bonds
Maturities within one year $
-
1
144
59
-
-
Maturities greater than one year

through five years
-
-
-
-
134
99
Commercial Paper
Maturities within one year
4
8
126
30
-
-
U.S. Government Obligations
Maturities within one year
-
-
10
10
-
-
Maturities greater than one year

through five years
-
-
-
-
16
15
U.S. Government Agency Obligations
Maturities greater than one year

through five years
-
-
-
-
4
-
Asset-backed Securities
Maturities greater than one year

through five years
-
-
-
-
37
19
$
4
9
280
99
191
133

The following table summarizes the amortized

cost basis and fair value of investments in

debt securities
classified as available for sale:
Millions of Dollars
June 30, 2020 December 31, 2019
Amortized
Cost Basis Fair Value
Amortized
Cost Basis Fair Value
Major Security Type
Corporate bonds $
276
278
159
159
Commercial paper
130
130
38
38
U.S. government obligations
25
26
25
25
U.S. government agency obligations
4
4
-
-
Asset-backed securities
37
37
19
19
$
472
475
241
241

As of June 30, 2020 and December 31, 2019, total

unrealized losses for debt securities classified

as available
for sale with net losses were negligible.

Additionally, as of June 30, 2020 and December 31, 2019,
investments

in these debt securities in an unrealized loss position

for which an allowance for credit losses has
not been recorded were negligible.

For the three-

and six-month periods ended June 30, 2020,

proceeds from sales and redemptions of investments
in debt securities classified as available for sale

were $
126

million and $
189

million, respectively.

Gross
realized gains and losses included in earnings from

those sales and redemptions were negligible.

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

The aggregate fair value of all derivative

instruments with such credit risk-related contingent

features that were
in a liability position on June 30, 2020 and December

31, 2019, was $
40

million and $
79

million, respectively.

For these instruments,
no

collateral was posted as of June 30, 2020 or December

31, 2019.

If our credit rating
had been downgraded below investment grade on

June 30, 2020, we would have been required

to post $
38
million of additional collateral, either with cash or letters of credit.

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
June 30, 2020 December 31, 2019
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Assets
Investment in Cenovus Energy $
971
-
-
971
2,111
-
-
2,111
Investments in debt securities
26
449
-
475
25
216
-
241
Commodity derivatives
207
120
24
351
172
114
36
322
Total assets $
1,204
569
24
1,797
2,308
330
36
2,674
Liabilities
Commodity derivatives $
216
103
16
335
174
115
22
311
Total liabilities $
216
103
16
335
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
Millions of Dollars
Amounts Subject to Right of Setoff
Gross Amounts Not Gross Net
Amounts Subject to Gross Amounts Amounts Cash Net
Recognized Right of Setoff
Amounts
Offset Presented Collateral Amounts
June 30, 2020
Assets $
351
1
350
233
117
8
109
Liabilities
335
2
333
233
100
22
78
December 31, 2019
Assets $
322
3
319
193
126
4
122
Liabilities
311
4
307
193
114
12
102
At June 30, 2020 and December 31, 2019, we did

not present any amounts gross on our consolidated

balance
sheet where we had the right of setoff.

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
Lower 48 segment.

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

Fair Value
(Millions of
Dollars)
Valuation
Technique Unobservable Inputs
Range

(Arithmetic Average)
March 31, 2020
Wind River Basin $
77
Discounted cash
flow
Natural gas production
(MMCFD)
8.4

-
55.2

(
22.9
)
Natural gas price outlook*
($/MMBTU) $
2.67

- $
9.17

($
5.68
)
Discount rate**
7.9
%

-
9.1
% (
8.3
%)

*Henry Hub natural gas price outlook based on external pricing service companies' outlooks for years 2022-2034; future prices

escalated at
2.2
% annually after
year 2034.
**Determined as the weighted average cost of capital of a group of peer companies, adjusted for risks where

appropriate.

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
Millions of Dollars
Carrying Amount Fair Value
June 30 December 31 June 30 December 31
2020 2019 2020 2019
Financial assets
Investment in Cenovus Energy $
971
2,111
971
2,111
Commodity derivatives
110
125
110
125
Investments in debt securities
475
241
475
241
Total loans and advances—related parties
272
339
272
339
Financial liabilities
Total debt, excluding finance leases
14,156
14,175
18,307
18,108
Commodity derivatives
80
106
80
106

Note 15—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the

equity section of our consolidated balance

sheet included:
Millions of Dollars
Defined
Benefit Plans
Net
Unrealized
Gain on
Securities
Foreign
Currency
Translation
Accumulated
Other
Comprehensive
Income (Loss)
December 31, 2019 $
(350)
-
(5,007)
(5,357)
Other comprehensive income (loss)
18
2
(488)
(468)
June 30, 2020 $
(332)
2
(5,495)
(5,825)

The following table summarizes reclassifications

out of accumulated other comprehensive loss and into

net
income (loss):
Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2020 2019 2020 2019
Defined benefit plans $
8
17
16
30
The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $
2

million and $
5

million
for the three-month periods ended June 30, 2020 and June 30, 2019, respectively, and $
4

million and $
10

million for the six-month periods ended
June 30, 2020 and June 30, 2019, respectively.

See Note 17—Employee Benefit Plans, for additional information.

Note 16—Cash Flow Information
Millions of Dollars
Six Months Ended
June 30
2020 2019
Cash Payments
Interest $
397
414
Income taxes
761
1,572
Net Sales (Purchases) of Investments
Short-term investments purchased $
(7,021)
(982)
Short-term investments sold
6,147
497
Long-term investments purchased
(208)
-
Long-term investments sold
52
-
$
(1,030)
(485)

Note 17—Employee Benefit Plans
Pension and Postretirement Plans
Millions of Dollars
Pension Benefits Other Benefits
2020 2019 2020 2019
U.S. Int'l. U.S. Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31,

June 30,
September 30,

December 31
Service cost $
21
13
19
18
-
-
Interest cost
17
20
21
26
1
3
Expected return on plan assets
(21)
(34)
(18)
(35)
-
-
Amortization of prior service credit
-
-
-
(1)
(8)
(9)
Recognized net actuarial loss
13
5
13
8
-
-
Settlements
-
-
11
-
-
-
Net periodic benefit cost $
30
4
46
16
(7)
(6)
Six Months Ended March 31,

June 30, September
30,

December 31
Service cost $
42
27
39
37
1
-
Interest cost
34
42
42
52
3
5
Expected return on plan assets
(42)
(71)
(36)
(70)
-
-
Amortization of prior service credit
-
-
-
(1)
(16)
(17)
Recognized net actuarial loss (gain)
25
11
26
16
-
(1)
Settlements
1
(1)
17
-
-
-
Net periodic benefit cost $
60
8
88
34
(12)
(13)

The components of net periodic benefit cost, other

than the service cost component, are included

in the “Other
expenses” line item on our consolidated income statement.

During the first six months of 2020, we contributed

$
49

million to our domestic benefit plans and $
44

million
to our international benefit plans.

In 2020, we expect to contribute a total of approximately

$
130

million to
our domestic qualified and nonqualified pension

and postretirement benefit plans and $
60

million to our
international qualified and nonqualified pension

and postretirement benefit plans.

Note 18—Related Party Transactions
Our related parties primarily include equity method

investments and certain trusts for the benefit

of employees.
For disclosures on trusts for the benefit of employees,

see Note 17—Employee Benefit Plans.
Significant transactions with our equity affiliates

were:
Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2020 2019 2020 2019
Operating revenues and other income $
21
26
38
47
Purchases
-
17
-
38
Operating expenses and selling, general and administrative
expenses
12
14
27
28
Net interest income*
(2)
(3)
(4)
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
2020 2019 2020 2019
Revenue from contracts with customers $
1,919
6,633
6,830
13,692
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative
856
1,371
2,152
3,452
Financial derivative contracts
(26)
(51)
(75)
(41)
Consolidated sales and other operating revenues $
2,749
7,953
8,907
17,103

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
2020 2019 2020 2019
Revenue from Outside the Scope of ASC Topic 606
by Segment
Lower 48 $
698
1,111
1,674
2,724
Canada
121
100
300
341
Europe and North Africa
37
160
178
387
Physical contracts meeting the definition of a derivative $
856
1,371
2,152
3,452

Millions of Dollars

Three Months Ended
Six Months Ended
June 30 June 30
2020 2019 2020 2019
Revenue from Outside the Scope of ASC Topic 606
by Product
Crude oil $
26
165
118
353
Natural gas
763
1,095
1,853
2,863
Other
67
111
181
236
Physical contracts meeting the definition of a derivative $
856
1,371
2,152
3,452

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

Receivables and Contract Liabilities
Receivables from Contracts with Customers
At June 30, 2020, the “Accounts and notes receivable”

line on our consolidated balance sheet,

includes trade
receivables of $
745

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

Millions of Dollars
Contract Liabilities
As of June 30, 2020 and December 31, 2019 $
80
Amounts Recognized in the Consolidated Balance

Sheet at June 30, 2020
Current liabilities $
47
Noncurrent liabilities
33
$
80

We expect to recognize the contract liabilities as of June 30, 2020, as revenue during 2021 and 2022.

There
were
no

revenues recognized for the three- and six-month

periods ended June 30, 2020.

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

Effective in the third quarter of 2020, we will restructure

our segments to align with changes to our internal
organization.

The Middle East business will move from the

Asia Pacific and Middle East segment to the
Europe and North Africa segment.

The segments will be renamed the Asia Pacific

segment and the Europe,
North Africa and Middle East segment.

Accordingly, beginning in the third quarter of 2020 we will revise segment information disclosures and segment performance

metrics presented within our results of operations
for the current and historical comparative periods.

Analysis of Results by Operating Segment
Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2020 2019 2020 2019
Sales and Other Operating Revenues
Alaska $
419
1,426
1,532
2,833
Intersegment eliminations
19
-
19
-
Alaska
438
1,426
1,551
2,833
Lower 48
1,433
3,809
4,536
7,962
Intersegment eliminations
(28)
(11)
(38)
(23)
Lower 48
1,405
3,798
4,498
7,939
Canada
165
717
678
1,540
Intersegment eliminations
-
(335)
(180)
(585)
Canada
165
382
498
955
Europe and North Africa
288
1,313
888
2,859
Asia Pacific and Middle East
450
1,030
1,453
2,373
Other International
1
-
4
-
Corporate and Other
2
4
15
144
Consolidated sales and other operating revenues $
2,749
7,953
8,907
17,103
Sales and Other Operating Revenues by Geographic

Location
(1)
United States $
1,844
5,225
6,061
10,911
Australia
168
311
605
870
Canada
165
382
498
955
China
67
159
213
402
Indonesia
132
226
336
431
Libya
-
267
44
521
Malaysia
83
334
299
670
Norway
242
561
688
1,149
United Kingdom
46
485
156
1,189
Other foreign countries
2
3
7
5
Worldwide consolidated $
2,749
7,953
8,907
17,103
Sales and Other Operating Revenues by Product
Crude oil $
1,216
4,813
4,660
9,394
Natural gas
1,190
1,915
2,845
4,918
Natural gas liquids
84
213
235
451
Other
(2)
259
1,012
1,167
2,340
Consolidated sales and other operating revenues

by product
$
2,749
7,953
8,907
17,103
(1) Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2) Includes LNG and bitumen.

Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2020 2019 2020 2019
Net Income (Loss) Attributable to ConocoPhillips
Alaska $
(141)
462
(60)
846
Lower 48
(365)
206
(802)
399
Canada
(86)
100
(195)
222
Europe and North Africa
11
407
86
614
Asia Pacific and Middle East
662
517
1,060
1,042
Other International
(6)
81
22
212
Corporate and Other
185
(193)
(1,590)
78
Consolidated net income (loss) attributable

to ConocoPhillips
$
260
1,580
(1,479)
3,413

Millions of Dollars
June 30 December 31
2020 2019
Total Assets
Alaska $
16,121
15,453
Lower 48
12,158
14,425
Canada
5,909
6,350
Europe and North Africa
7,204
8,121
Asia Pacific and Middle East
12,404
14,716
Other International
299
285
Corporate and Other
8,951
11,164
Consolidated total assets $
63,046
70,514

Note 21—Income Taxes

Our effective tax rate for the three-month period ended June

30, 2020, was negative and is significantly

lower
than the comparative period in 2019 due to a number

of significant transactions, and their

related tax effects,
impacting our $
21

million before-tax income.

The change in the rate was impacted by the gain on disposition recognized for our Australia-West assets of $
587

million with an associated tax benefit of

$
10

million, the
derecognition of $
92

million of deferred tax assets recorded as

income tax expense as a result of this
divestiture, a $
48

million refund from the Alberta Tax & Revenue Administration, and a change in our U.S.
valuation allowance. For the comparative three-month

period ended June 30, 2019, the effective tax rate was
primarily impacted by a benefit of $
234

million primarily related to the recognition

of U.S. tax basis in our
disposed U.K. subsidiaries.

The effective tax rate for the six-month period ended June

30, 2020 was
7

percent, compared with
27

percent
for the same period of 2019.

The effective tax rate was impacted by the items noted

above for the three-month
period ended,

June 30, 2020, as well as a shift in our before-tax

income between higher and lower tax
jurisdictions in 2020.

As a result of the COVID-19 pandemic and the

resulting economic uncertainty, many countries in which we
operate, including Australia, Canada, Norway and

the U.S., have enacted responsive tax legislation.

During
the second quarter,

Norway enacted legislation to accelerate the recovery

of capital expenditures and allow
immediate monetization of tax losses.

As a result,

we have recorded an increase to our net deferred tax
liability of $
120

million and a decrease to our accrued income and

other taxes liability of $
124

million.

Legislation in other jurisdictions did not have a

material impact to ConocoPhillips.

During the three-

and six-month periods ended June 30, 2020,

our valuation allowance decreased by
$
117

million and increased by $
229

million, respectively, compared to a decrease of $
85

million and $
191
million for the same periods of 2019.

The change to our U.S. valuation allowance

for both periods relates
primarily to the fair value measurement of our Cenovus

Energy common shares and our expectation of the tax
impact related to incremental capital gains and losses.

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

In May 2020, ConocoPhillips received a $
2.2

billion return of earnings and a $
0.8

billion return of capital from
ConocoPhillips Company to settle certain

accumulated intercompany balances.

This transaction had no impact
on our consolidated financial statements.

In May 2020, ConocoPhillips Company received

a $
2.4

billion return of earnings and a $
0.8

billion return of
capital from a nonguarantor subsidiary to settle

certain accumulated intercompany balances.

This transaction
had no impact on our consolidated financial statements.

Millions of Dollars
Three Months Ended June 30, 2020
Income Statement ConocoPhillips
ConocoPhillips
Company
Burlington
Resources LLC
All Other
Subsidiaries
Consolidating
Adjustments
Total
Consolidated
Revenues and Other Income
Sales and other operating revenues $
-
1,329
-
1,420
-
2,749
Equity in earnings (losses) of affiliates
315
231
(304)
76
(241)
77
Gain on dispositions
-
7
-
589
-
596
Other income
1
563
-
30
-
594
Intercompany revenues
-
39
1
231
(271)
-
Total Revenues and Other Income
316
2,169
(303)
2,346
(512)
4,016
Costs and Expenses
Purchased commodities
-
1,188
-
194
(252)
1,130
Production and operating expenses
1
218
-
829
(1)
1,047
Selling, general and administrative expenses
3
138
-
15
-
156
Exploration expenses
-
19
-
78
-
97
Depreciation, depletion and amortization
-
160
-
998
-
1,158
Impairments
-
1
-
(3)
-
(2)
Taxes other than income taxes
-
23
-
118
-
141
Accretion on discounted liabilities
-
3
-
63
-
66
Interest and debt expense
67
98
33
22
(18)
202
Foreign currency transaction (gains) losses
-
(18)
-
25
-
7
Other expenses
-
(1)
-
(6)
-
(7)
Total Costs and Expenses
71
1,829
33
2,333
(271)
3,995
Income (loss) before income taxes
245
340
(336)
13
(241)
21
Income tax provision (benefit)
(15)
25
(7)
(260)
-
(257)
Net income (loss)
260
315
(329)
273
(241)
278
Less: net income attributable to noncontrolling interests
-
-
-
(18)
-
(18)
Net Income (Loss) Attributable to ConocoPhillips $
260
315
(329)
255
(241)
260
Comprehensive Income (Loss) Attributable to ConocoPhillips $
580
635
(83)
566
(1,118)
580
Income Statement Three Months Ended June 30, 2019
Revenues and Other Income
Sales and other operating revenues $
-
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
2,123
(4,258)
1,597
Less: net income attributable to noncontrolling interests
-
-
-
(17)
-
(17)
Net Income Attributable to ConocoPhillips $
1,580
1,637
515
2,106
(4,258)
1,580
Comprehensive Income Attributable to ConocoPhillips $
1,667
1,724
623
2,182
(4,529)
1,667
See Notes to Consolidated Financial Statements.

Millions of Dollars
Six Months Ended June 30, 2020
Income Statement ConocoPhillips
ConocoPhillips
Company
Burlington
Resources LLC
All Other
Subsidiaries
Consolidating
Adjustments
Total
Consolidated
Revenues and Other Income
Sales and other operating revenues $
-
4,232
-
4,675
-
8,907
Equity in earnings (losses) of affiliates
(1,366)
351
(730)
309
1,747
311
Gain on dispositions
-
16
-
538
-
554
Other income (loss)
-
(1,083)
1
137
-
(945)
Intercompany revenues
-
69
4
1,138
(1,211)
-
Total Revenues and Other Income
(1,366)
3,585
(725)
6,797
536
8,827
Costs and Expenses
Purchased commodities
-
3,800
-
1,140
(1,149)
3,791
Production and operating expenses
1
378
1
1,842
(2)
2,220
Selling, general and administrative expenses
5
115
-
38
(5)
153
Exploration expenses
-
44
-
241
-
285
Depreciation, depletion and amortization
-
307
-
2,262
-
2,569
Impairments
-
3
-
516
-
519
Taxes other than income taxes
-
71
-
320
-
391
Accretion on discounted liabilities
-
7
-
126
-
133
Interest and debt expense
137
205
66
51
(55)
404
Foreign currency transaction gains
-
(19)
-
(64)
-
(83)
Other expenses
-
(7)
-
(6)
-
(13)
Total Costs and Expenses
143
4,904
67
6,466
(1,211)
10,369
Income (loss) before income taxes
(1,509)
(1,319)
(792)
331
1,747
(1,542)
Income tax provision (benefit)
(30)
47
(13)
(113)
-
(109)
Net income (loss)
(1,479)
(1,366)
(779)
444
1,747
(1,433)
Less: net income attributable to noncontrolling interests
-
-
-
(46)
-
(46)
Net Income (Loss) Attributable to ConocoPhillips $
(1,479)
(1,366)
(779)
398
1,747
(1,479)
Comprehensive Loss Attributable to ConocoPhillips $
(1,947)
(1,834)
(1,130)
(83)
3,047
(1,947)
Income Statement Six Months Ended June 30, 2019
Revenues and Other Income
Sales and other operating revenues $
-
7,468
-
9,635
-
17,103
Equity in earnings of affiliates
3,527
3,710
1,006
359
(8,241)
361
Gain on dispositions
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
Foreign currency transaction losses
-
29
-
11
-
40
Other expenses
-
25
-
(3)
-
22
Total Costs and Expenses
146
8,481
67
8,013
(3,015)
13,692
Income before income taxes
3,382
3,303
963
5,338
(8,241)
4,745
Income tax provision (benefit)
(31)
(224)
(9)
1,566
-
1,302
Net income
3,413
3,527
972
3,772
(8,241)
3,443
Less: net income attributable to noncontrolling interests
-
-
-
(30)
-
(30)
Net Income Attributable to ConocoPhillips $
3,413
3,527
972
3,742
(8,241)
3,413
Comprehensive Income Attributable to ConocoPhillips $
3,689
3,803
1,204
3,998
(9,005)
3,689
See Notes to Consolidated Financial Statements.

Millions of Dollars
June 30, 2020
Balance Sheet ConocoPhillips
ConocoPhillips
Company
Burlington
Resources LLC
All Other
Subsidiaries
Consolidating
Adjustments
Total
Consolidated
Assets
Cash and cash equivalents $
-
1,801
-
1,106
-
2,907
Short-term investments
-
3,934
-
51
-
3,985
Accounts and notes receivable
5
850
2
1,944
(1,269)
1,532
Investment in Cenovus Energy
-
971
-
-
-
971
Inventories
-
125
-
857
-
982
Prepaid expenses and other current assets
1
209
-
466
-
676
Total Current Assets
6
7,890
2
4,424
(1,269)
11,053
Investments, loans and long-term receivables*
29,249
39,784
10,711
13,457
(84,700)
8,501
Net properties, plants and equipment
-
3,561
-
37,559
-
41,120
Other assets
4
730
248
2,087
(697)
2,372
Total Assets $
29,259
51,965
10,961
57,527
(86,666)
63,046
Liabilities and Stockholders’ Equity
Accounts payable $
-
1,394
109
1,846
(1,269)
2,080
Short-term debt
(3)
4
14
131
-
146
Accrued income and other taxes
-
91
-
221
-
312
Employee benefit obligations
-
327
-
95
-
422
Other accruals
85
356
35
669
-
1,145
Total Current Liabilities
82
2,172
158
2,962
(1,269)
4,105
Long-term debt
3,795
6,667
2,123
2,267
-
14,852
Asset retirement obligations and accrued environmental costs
-
339
-
5,126
-
5,465
Deferred income taxes
-
-
-
4,598
(697)
3,901
Employee benefit obligations
-
1,186
-
400
-
1,586
Other liabilities and deferred credits*
447
5,814
919
8,925
(14,461)
1,644
Total Liabilities
4,324
16,178
3,200
24,278
(16,427)
31,553
Retained earnings
30,793
17,543
1,384
7,680
(20,049)
37,351
Other common stockholders’ equity
(5,858)
18,244
6,377
25,569
(50,190)
(5,858)
Total Liabilities and Stockholders’ Equity $
29,259
51,965
10,961
57,527
(86,666)
63,046
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
Six Months Ended June 30, 2020
Statement of Cash Flows ConocoPhillips
ConocoPhillips
Company
Burlington
Resources LLC
All Other
Subsidiaries
Consolidating
Adjustments
Total
Consolidated
Cash Flows From

Operating Activities
Net Cash Provided by Operating Activities $
2,115
1,926
36
2,751
(4,566)
2,262
Cash Flows From Investing Activities
Capital expenditures and investments
-
(322)
(14)
(2,203)
14
(2,525)
Working capital changes associated

with investing activities
-
(49)
-
(202)
-
(251)
Proceeds from asset dispositions
765
1,327
-
1,174
(1,953)
1,313
Sales (purchases) of short-term investments
-
(1,324)
-
294
-
(1,030)
Long-term advances/loans—related parties
-
(10)
-
-
10
-
Collection of advances/loans—related parties
-
71
-
66
(71)
66
Intercompany cash management
(1,339)
(269)
(22)
1,630
-
-
Other
-
-
-
(35)
-
(35)
Net Cash Provided by (Used in) Investing Activities
(574)
(576)
(36)
724
(2,000)
(2,462)
Cash Flows From Financing Activities
Issuance of debt
-
-
-
10
(10)
-
Repayment of debt
-
-
-
(285)
71
(214)
Issuance of company common stock
95
-
-
-
(93)
2
Repurchase of company common stock
(726)
-
-
-
-
(726)
Dividends paid
(913)
(2,990)
-
(3,200)
6,190
(913)
Other
3
-
-
(439)
408
(28)
Net Cash Used in Financing Activities
(1,541)
(2,990)
-
(3,914)
6,566
(1,879)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted

Cash
-
-
-
(93)
-
(93)
Net Change in Cash, Cash Equivalents and Restricted Cash
-
(1,640)
-
(532)
-
(2,172)
Cash, cash equivalents and restricted cash at beginning of period
-
3,443
-
1,919
-
5,362
Cash, Cash Equivalents and Restricted Cash at End of Period $
-
1,803
-
1,387
-
3,190
Statement of Cash Flows Six Months Ended June 30, 2019*
Cash Flows From Operating Activities
Net Cash Provided by (Used in) Operating Activities $
1,571
5,050
(40)
4,768
(5,564)
5,785
Cash Flows From Investing Activities
Capital expenditures and investments
-
(653)
-
(2,882)
169
(3,366)
Working capital changes associated

with investing activities
-
41
-
(17)
-
24
Proceeds from asset dispositions
-
217
-
559
(75)
701
Purchases of short-term investments
-
(50)
-
(435)
-
(485)
Long-term advances/loans—related parties

-
(19)
-
-
19
-
Collection of advances/loans—related parties
-
69
-
82
(89)
62
Intercompany cash management
1,082
(3,256)
40
2,134
-
-
Other
-
118
-
8
-
126
Net Cash Provided by (Used in) Investing Activities
1,082
(3,533)
40
(551)
24
(2,938)
Cash Flows From Financing Activities
Issuance of debt
-
-
-
19
(19)
-
Repayment of debt
-
(21)
-
(106)
89
(38)
Issuance of company common stock
43
-
-
-
(79)
(36)
Repurchase of company common stock
(2,002)
-
-
-
-
(2,002)
Dividends paid
(696)
(1,660)
-
(3,983)
5,643
(696)
Other
2
-
-
37
(94)
(55)
Net Cash Used in Financing Activities
(2,653)
(1,681)
-
(4,033)
5,540
(2,827)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted

Cash
-
(1)
-
27
-
26
Net Change in Cash, Cash Equivalents and Restricted Cash
-
(165)
-
211
-
46
Cash, cash equivalents and restricted cash at beginning of period
-
1,428
-
4,723
-
6,151
Cash, Cash Equivalents and Restricted Cash at End of Period $
-
1,263
-
4,934
-
6,197
*Revised to reclassify certain intercompany

distributions from Operating Activities to ‘Proceeds

from asset dispositions’ within Investing Activities

based on the nature of the distributions.

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

OF THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995,” beginning on page 59.

The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss)
attributable to ConocoPhillips.

BUSINESS ENVIRONMENT AND EXECUTIVE

OVERVIEW

ConocoPhillips is an independent E&P company

with operations and activities in 16 countries.

Our diverse,
low cost of supply portfolio includes resource-rich

unconventional plays in North America;

conventional
assets in North America, Europe and Asia; LNG

developments; oil sands assets in Canada;

and an inventory of
global conventional and unconventional exploration

prospects.

At June 30, 2020, we employed approximately
9,700 people worldwide and had total assets

of $63 billion.

Overview

The energy landscape changed dramatically in 2020 with

simultaneous demand and supply shocks that drove
the industry into a severe downturn.

The demand shock was triggered by COVID-19,

which was declared a
global pandemic and caused unprecedented social

and economic consequences.

Mitigation efforts to stop the
spread of this contagious disease included stay-at-home

orders and business closures that caused sharp
contractions in economic activity worldwide.

The supply shock was triggered by disagreements

between
OPEC and Russia, beginning in early

March, which resulted in significant supply coming

onto the market and
an oil price war.

These dual demand and supply shocks caused

oil prices to collapse as we exited the first
quarter.

As we entered the second quarter, predictions of COVID-19 driven global oil demand losses intensified, with
forecasts of unprecedented demand declines.

Based on these forecasts, OPEC plus nations held

an emergency
meeting, and in April they announced a coordinated

production cut that was unprecedented in both its
magnitude and duration.

The OPEC plus countries agreed to cut production

by 9.7 MMBOD in May and June,
9.6 MMBOD in July, and 7.7 MMBOD from August to December.

From January 2021 to April 2022, they
agreed to cut production by 5.8 MMBOD.

Additionally, non-OPEC plus countries, including the U.S.,
Canada, Brazil and other G-20 countries,

announced organic reductions to production through the

release of
drilling rigs, frac crews, normal field decline

and curtailments.

Despite these planned production decreases,
the supply cuts were not timely enough to overcome

significant demand decline.

Futures prices for April WTI
closed under $20 a barrel for the first time

since 2001, followed by May WTI settling below zero on the

day
before futures contracts expiry, as holders of May futures contracts struggled to exit positions and avoid taking
physical delivery.

As storage constraints approached, spot prices in

April for certain North American
landlocked grades of crude oil were in the single digits

or even negative for particularly remote or low-grade
crudes, while waterborne priced crudes such as Brent

sold at a relative advantage.

Since the start of the severe downturn, we have closely

monitored the market and taken prudent actions in
response to this situation.

We entered the year in a position of relative strength, with cash and cash equivalents of more than $5 billion, short-term investments

of $3 billion, and an undrawn credit facility

of $6 billion,
totaling approximately $14 billion in available

liquidity.

Additionally, we had several entity and asset sales
agreements in place, which generated $1.3 billion

in proceeds from dispositions during the first

six-months of
2020.

For more information about the sales of our Australia-West and non-core Lower 48 assets,

see Note 4—
Asset Acquisitions and Dispositions in the

Notes to Consolidated Financial Statements.

This relative
advantage allowed us to be measured in our response

to the sudden change in business environment.

In March, we announced an initial set of actions

to address the downturn and followed up with additional
actions in April.

The combined announcements reflected a reduction

in our 2020 operating plan capital of $2.3
billion, a reduction to our operating costs of

$600 million and suspension of our share repurchase

program.

These actions will decrease uses of cash by over

$5 billion in 2020.

We also established a framework for
evaluating and implementing economic curtailments

considering the weakness in oil prices during the

second
quarter of 2020,

which resulted in taking an additional significant

step of curtailing production, predominantly
from operated North American assets.

Due to our strong balance sheet, we were in an advantaged

position to
forgo some production and cash flow in anticipation

of receiving higher cash flows for those volumes

in the
future.

In the second quarter, we curtailed production by an estimated 225 MBOED,

with 145 MBOED of the
curtailments from the Lower 48, 40 MBOED from

Alaska and 30 MBOED from our Surmont operation

in
Canada.

The remainder of the second-quarter curtailments

were primarily in Malaysia.

Other industry
operators also cut production and development plans

and as we progressed through the second quarter, stay-at-
home restrictions eased, which partially restored

lost demand, and WTI and Brent prices exited the

second
quarter around $40 per barrel.

While we remain cautious regarding the recent

oil market recovery and continue to monitor

global market
conditions and COVID-19 hotspots around the world,

based on our economic criteria, we restored

curtailed
production in Alaska during July.

We also brought some curtailed volumes in the Lower 48 back online and expect to be fully restored in September.

At Surmont, we began restoring production in

July, though the ramp
will be slower due to planned turnarounds in the

third quarter and limited staffing in the fields as a COVID-19 mitigation measure.

We continue to monitor pricing and evaluate curtailments across our assets on a month-
by-month basis.

At June 30, 2020,

we had $12.9 billion of liquidity, comprised of $2.9 billion in cash and cash equivalents,
$4.0 billion in short-term investments, and an undrawn

credit facility of $6 billion.

On July 8, 2020, we
announced a quarterly dividend of 42 cents per share

to be distributed on September 1, 2020 to shareholders

of
record as of July 20, 2020.

In July 2020, we signed a definitive agreement

to acquire additional Montney acreage for cash

consideration of
approximately $375 million before customary adjustments,

plus the assumption of approximately $30 million
in financing obligations for associated partially

owned infrastructure.

This acquisition consists primarily of
undeveloped properties and includes 140,000

net acres in the liquids-rich Inga Fireweed asset

Montney zone,
which is directly adjacent to our existing Montney

position, as well as 15 MBOED of production.

Upon
completion of this transaction, we will have a Montney

acreage position of 295,000 net acres with a 100
percent working interest.

The transaction is subject to regulatory

approval and is expected to close in the third
quarter of 2020 with an effective date of July 1, 2020.

Our expectation is that commodity prices will

remain cyclical and volatile, and a successful

business strategy
in the E&P industry must be resilient in

lower price environments, at the same time retaining

upside during
periods of higher prices.

While we are not impervious to current market

conditions, our decisive actions over
the last several years of focusing on free cash flow generation,

high-grading our asset base, lowering the cost
of supply of our investment resource base, and strengthening our balance sheet have put us in a strong relative
position compared to our independent E&P peers.

Although recent prices have been extremely volatile,

we

remain committed to our core value proposition

principles, namely, to focus on financial returns, maintain a strong balance sheet, deliver compelling returns

of capital, and maintain disciplined capital

investments.

Our workforce and operations have adjusted to

mitigate the impacts of the COVID-19 global

pandemic.

We
have operations in remote areas with confined spaces,

such as offshore platforms, the North Slope of Alaska,
Curtis Island in Australia, western Canada and

Indonesia, where viruses could rapidly spread.

Personnel are
asked to perform a self-assessment for symptoms

of illness each day and, when appropriate,

are subject to
more restrictive measures traveling to and working

on location.

Staffing levels in certain operating locations
have been reduced to minimize health risk exposure

and increase social distancing.

A large portion of our
office staff have been successfully working remotely, with offices around the world carefully designing

and
executing a flexible, phased reentry, following national, state and local guidelines.

Workforce health and
safety remains the overriding driver for our actions

and we have demonstrated our ability

to adapt to local
conditions as warranted.

These mitigation measures have thus far been effective

at protecting employees’
health and reducing business operation disruptions.

The marketing and supply chain side of our business

has also adapted in response to COVID-19.

Our
commercial organization is managing transportation commitments considering curtailment measures.

Our
supply chain function is proactively working with

vendors to ensure the continuity of our

business operations,
monitor distressed service and materials providers,

capture deflation opportunities, and pursue cost

reduction
efforts.

Operationally, we remain focused on safely executing the business.

In the second quarter of 2020, production
of 981 MBOED generated cash from operating activities

of $0.2 billion.

We invested $0.9 billion into the
business in the form of capital expenditures and

paid dividends to shareholders of $0.5 billion.

Production
decreased 351 MBOED or 26 percent in the second

quarter of 2020, compared to the second quarter

of 2019,
primarily due to curtailments and the divestiture

of our U.K. assets in the third quarter of 2019, the

divestiture
of our Australia-West business and several non-core assets in the Lower 48 during the first six-months of
2020, and the declaration of force majeure in Libya

in February 2020.

Excluding Libya, and adjusting for
closed dispositions and estimated curtailments,

production in the second quarter of 2020 was slightly

higher
than the same period a year ago.

In the first half of the year we recognized a $1.1

billion before and after-tax unrealized loss

on our 208 million
Cenovus Energy common shares and $0.4 billion after-tax

in impairments due to low domestic natural

gas
prices.

Persistent low commodity prices may result in

further proved and unproved property impairments,
including to certain equity method investments.

-

1

2

3

4

20

40

60

80
Q2'18 Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20
WTI/Brent
$/Bbl
WTI Crude Oil, Brent Crude Oil and Henry Hub Natural Gas Prices
Quarterly Averages
WTI - $/Bbl Brent - $/Bbl HH - $/MMBTU
HH
Business Environment

Commodity prices are the most significant

factor impacting our profitability and related reinvestment

of
operating cash flows into our business.

Among other dynamics that could influence world

energy markets and
commodity prices are global economic health, supply

or demand disruptions or fears thereof caused

by civil
unrest, global pandemics, military conflicts,

actions taken by OPEC plus and other major

oil producing
countries, environmental laws, tax regulations,

governmental policies and weather-related

disruptions.

Our
strategy is to create value through price cycles

by delivering on the financial and operational

priorities that
underpin our value proposition.

Our earnings and operating cash flows generally

correlate with price levels for crude oil

and natural gas, which
are subject to factors external to the company and over

which we have no control.

The following graph depicts
the trend in average benchmark prices for WTI

crude oil, Brent crude oil and Henry Hub natural

gas:

Brent crude oil prices averaged $29.20 per barrel

in the second quarter of 2020,

a decrease of 58 percent
compared with $68.82 per barrel in the second quarter

of 2019.

WTI at Cushing crude oil prices averaged
$27.85 per barrel in the second quarter of 2020,

a decrease of 53 percent compared with $59.80 per

barrel in
the second quarter of 2019.

Oil prices fell significantly as producers failed to

reduce output sufficiently or
timely enough to offset the demand reduction due to COVID-19.

Henry Hub natural gas prices averaged $1.71

per MMBTU in the second quarter of 2020,

a decrease of 35
percent compared with $2.64 per MMBTU in the second

quarter of 2019.

Henry Hub prices decreased due to
high storage levels and weak domestic and LNG feedstock

demand.

Our realized bitumen price averaged negative $23.11 per barrel in the second quarter of 2020, a decrease of
$60 per barrel compared with $37.20 per barrel

in the second quarter of 2019.

The decrease in the second
quarter of 2020 was driven by lower blend price

for Surmont sales, largely attributed to a weakening

WTI
price and a narrowing spread between the local market

and U.S. sales points, which challenged

both pipeline
and rail economics.

As a result, we curtailed production, and an increasing

portion of remaining blend sales
were directed to the lower priced local market.

In addition, we incurred unutilized transportation

costs which
negatively impacted our realized bitumen price.

Our total average realized price was $23.09 per BOE

in the second quarter of 2020, compared

with $50.50 per
BOE in the second quarter of 2019.

Key Operating and Financial Summary

Significant items during the second quarter

of 2020 included the following:

●

Ended the quarter with cash, cash equivalents and

restricted cash totaling $3.2 billion and

short-term
investments of $4.0 billion.
●

Produced 981 MBOED excluding Libya; curtailed

approximately 225 MBOED.
●

Completed the Australia-West divestiture, generating $0.8 billion in proceeds.
●

Distributed $0.5 billion in dividends.
●

In July, announced a planned bolt-on acquisition of adjacent acreage in the liquids-rich

Montney.

Outlook

Capital and Production
In February 2020, we announced 2020 operating

plan capital of $6.5 billion to $6.7 billion.

In response to the
recent oil market downturn, we announced capital

expenditure reductions totaling $2.3 billion.

This does not
include capital for acquisitions.

In July 2020, we announced a planned bolt-on

acquisition in the liquids-rich
area of the Montney for approximately $0.4 billion.

In the second quarter, we curtailed production by an estimated 225 MBOED,

with 145 MBOED of the
curtailments from the Lower 48, 40 MBOED from

Alaska and 30 MBOED from our Surmont operation

in
Canada.

The remainder of the second-quarter curtailments

were primarily in Malaysia.

Prices rebounded off
their second quarter lows, with Brent crude at

the end of June near $40 per barrel, and based

on our economic
criteria, we restored curtailed production in Alaska

during July.

We also brought some curtailed volumes in
the Lower 48 back online and expect to be fully

restored in September.

At Surmont, we began restoring
production in July, though the ramp will be slower due to planned turnarounds in the third quarter and limited
staffing in the fields as a COVID-19 mitigation measure.

We continue to monitor pricing and evaluate
curtailments across our assets on a month-by-month

basis.

Estimated curtailments for the third quarter of 2020
are 115 MBOED.

Depreciation, Depletion and Amortization
DD&A expense was $1.2 billion in the second quarter

of 2020.

Proved reserves estimates were updated in the
current quarter utilizing trailing twelve-month

oil and gas prices, which increased second

quarter DD&A
expense by approximately $70 million before-tax.

If oil and gas prices persist at depressed levels,

our reserve
estimates may decrease further, which could incrementally increase the rate used to determine DD&A expense
on our unit-of-production method properties.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-

and six-month periods ended June 30, 2020, is
based on a comparison with the corresponding periods of 2019.

Consolidated Results

A summary of the company's net income (loss)

attributable to ConocoPhillips by business segment

follows:

Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2020 2019 2020 2019
Alaska $ (141) 462 (60) 846
Lower 48 (365) 206 (802) 399
Canada (86) 100 (195) 222
Europe and North Africa 11 407 86 614
Asia Pacific and Middle East 662 517 1,060 1,042
Other International (6) 81 22 212
Corporate and Other 185 (193) (1,590) 78
Net income (loss) attributable to ConocoPhillips $ 260 1,580 (1,479) 3,413

Net income attributable to ConocoPhillips

in the second quarter of 2020 decreased $1,320 million.

Earnings
were negatively impacted by:

●

Lower realized commodity prices.
●

Lower sales volumes, primarily due to production

curtailments across our North American

operated
assets and the divestiture of our U.K. assets in

the third quarter of 2019 and Australia-West assets in
the second quarter of 2020.
●

The absence of a $234 million U.S. tax benefit

related to the recognition of U.S. tax basis in

our
disposed U.K. subsidiaries.
●

The absence of $115 million benefit related to the settlement of certain tax disputes and enhanced oil
recovery credits.
●

The release of $92 million of deferred tax assets

in our Corporate segment as a result of the

Australia-
West divestiture.

●

The absence of other income of $84 million after-tax

related to our settlement agreement with
Petróleos de Venezuela, S.A. (PDVSA).

Second quarter 2020 net income decreases were partly

offset by:

●

Higher gain on dispositions primarily due to

a $597 million after-tax gain related to our Australia-
West divestiture.
●

A $521

million higher after-tax unrealized gain on our

Cenovus Energy common shares reflected in
other income.
●

Lower production and operating expenses,

primarily due to decreased wellwork and transportation
costs associated with production curtailments

across our North American operated assets as well

as
the absence of costs related to our U.K. divestiture.
●

Lower DD&A primarily due to lower volumes related

to production curtailments and the cessation of
DD&A related to our Australia-West divestiture, partly offset by higher DD&A rates due to price-
related downward reserve revisions.

Net loss attributable to ConocoPhillips in

the six-month period ended June 30, 2020, decreased

$4,892 million.

Earnings were negatively impacted by:

●

Lower realized commodity prices.
●

Lower sales volumes, primarily due to normal field

decline, production curtailments across our

North
American operated assets and the divestiture of our

U.K. assets in the third quarter of 2019 and our
Australia-West assets in the second quarter of 2020.
●

A $1,140 million after-tax unrealized loss on our

Cenovus Energy common shares in the six-month
period of 2020, reflected in other income, as compared

to a $373 million after-tax unrealized gain in
the six-month period of 2019.
●

Higher impairments of $400 million after-tax,

primarily related to non-core gas assets in our Lower

48
segment.
●

The absence of a $234 million U.S. tax benefit

related to the recognition of U.S. tax basis in

our
disposed U.K. subsidiaries.
●

The absence of other income of $231 million after-tax

related to our settlement agreement with
PDVSA.
●

The absence of a $115 million benefit related to the settlement of certain tax disputes and enhanced oil
recovery credits.
●

The release of $92 million of deferred tax assets

in our Corporate segment as a result of our Australia-
West divestiture.

The decreases in earnings in the six-month period

ended June 30, 2020,

were partly offset by:

●

Higher gain on dispositions primarily due to

a $597 million after-tax gain related to our Australia-
West

divestiture.
●

Lower production and operating expenses,

primarily due to decreased wellwork and transportation
costs associated with production curtailments

across our North American operated assets

as well as
the absence of costs related to our U.K. divestiture.
●

Lower DD&A primarily due to lower volumes related

to production curtailments and the cessation

of
DD&A related to our Australia-West divestiture, partly offset by higher DD&A rates due to price-
related downward reserve revisions.
●

The absence of impairments related to equity method

investments of $120 million after-tax in the
Lower 48, recorded within equity in earnings of affiliates.

See the “Segment Results” section for additional

information.

Income Statement Analysis

Sales and other operating revenues for the three-

and six-month periods of 2020 decreased $5,204

million and
$8,196 million,

mainly due to lower realized commodity prices

and lower sales volumes due to production
curtailments from our North American operated

assets and the divestiture of our U.K. assets

in the third quarter
of 2019 and our Australia-West assets in the second quarter of 2020.

Equity in earnings of affiliates for the three-

and six-month periods of 2020 decreased

$96 million and $50
million primarily due to lower earnings from QG3

and APLNG as a result of lower LNG prices and

sales
volumes for both affiliates and lower oil prices at QG3.

Partly offsetting the decrease in equity in earnings of
affiliates were the absence of impairments related

to equity method investments in our Lower 48 segment

of
$95 million in the second quarter of 2019 and $155

million in the six-month period of 2019.

Gain on dispositions for the three-

and six-month periods of 2020 increased $514

million and $455 million
primarily due to a $587 million before-tax gain associated

with our Australia-West divestiture.

For more
information, see Note 4—Asset Acquisitions

and Dispositions in the Notes to Consolidated

Financial
Statements.

Other income (loss) for the second quarter of 2020

increased $422 million, primarily due to

$521 million
higher before-tax unrealized gain on our Cenovus

Energy common shares, partly offset by the absence of $89
million before-tax related to our settlement

agreement with PDVSA.

Other income in the six-month period of
2020 decreased $1,819 million, primarily due to a $1.14

billion before-tax unrealized loss on our Cenovus
Energy common shares compared to a $373 million before-tax

unrealized gain on those shares in the six-
month period of 2019 and the absence of $236 million

before-tax related to our settlement agreement

with
PDVSA.

For discussion of our Cenovus Energy shares, see Note

6—Investment in Cenovus Energy, in the Notes to
Consolidated Financial Statements.

For discussion of our PDVSA settlement, see Note

12—Contingencies
and Commitments, in the Notes to Consolidated Financial

Statements.

Purchased commodities for the three- and six-month

periods

of 2020 decreased $1,544 million and $2,558
million,

respectively, primarily due to lower crude oil and natural gas volumes purchased and lower natural gas
and crude oil prices.

Production and operating expenses for the three-

and six-month periods of 2020 decreased $371

million and
$469 million, respectively, mainly due to lower costs associated with the divestiture of our U.K. and Australia-
West assets, and decreased production volumes, primarily due to production curtailments,

and lower legal
accruals in our Lower 48 and Other International

segments.

Selling, general and administrative expenses decreased

$129 million in the six-month period of 2020,

primarily
due to lower costs associated with compensation

and benefits, including mark to market

impacts of certain key
employee compensation programs.

DD&A for the three-

and six-month periods of 2020 decreased

$332 million and $467 million, respectively,
mainly due to lower production volumes related to

production curtailments and the divestiture

of our
Australia-West and U.K. assets, partly offset by higher DD&A rates due to price-related downward reserve
revisions.

For more information regarding the Australia-West divestiture, see Note 4—Asset Acquisitions

and
Dispositions in the Notes to Consolidated Financial

Statements.

Impairments increased $517 million in

the six-month period of 2020, primarily due to a $511 million before-
tax impairment of certain non-core gas assets in

our Lower 48 segment due to a significant

decrease in the
outlook for natural gas prices.

See Note 8—Impairments in the Notes to Consolidated

Financial Statements,
for additional information.

Foreign currency transaction (gain) loss decreased $123

million in the six-month period of 2020, primarily

due
to gains recognized from foreign currency derivatives.

See Note 13—Derivative and Financial Instruments

in
the Notes to Consolidated Financial Statements,

for additional information.

See Note 21—Income Taxes, in the Notes to Consolidated Financial Statements,

for information regarding our
income tax provision (benefit) and effective tax rate.

Summary Operating Statistics
Three Months Ended Six Months Ended
June 30 June 30
2020 2019 2020 2019
Average Net Production
Crude oil (MBD) 474 702 564 708
Natural gas liquids (MBD) 93 118 108 114
Bitumen (MBD) 34 51 50 57
Natural gas (MMCFD)* 2,277 2,768 2,475 2,804
Total Production (MBOED) 981 1,332 1,135 1,346
Dollars Per Unit
Average Sales Prices
Crude oil (per bbl) 25.10 64.88 38.80 62.14
Natural gas liquids (per bbl) 9.88 21.65 12.63 22.71
Bitumen (per bbl) (23.11) 37.20 (3.09) 35.00
Natural gas (per MCF) 3.22 4.76 3.81 5.39
Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical,
lease rental, and other $ 94 81 215 164
Leasehold impairment - 25 31 42
Dry holes 3 16 39 26
$ 97 122 285 232
*Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide
basis.

At June 30, 2020, our operations were producing

in the U.S., Norway, Canada, Australia, Indonesia,
China, Malaysia,

Qatar and Libya.

Total production decreased 351 MBOED or 26 percent in the second quarter of 2020,

primarily due to:

●

Production curtailments, primarily from

our North American operated assets and Malaysia.
●

Normal field decline.
●

The divestiture of our U.K. assets in the third

quarter of 2019, our Australia-West assets in the second
quarter of 2020, and non-core Lower 48 assets in

the first quarter of 2020.
●

No production in Libya due to the forced shutdown

of the Es Sider export terminal and other

eastern
export terminals after a period of civil unrest.

The decrease in second quarter 2020 production was

partly offset by:

●

New wells online in the Lower 48, Canada, Norway

and China.

Total production decreased 211 MBOED or 16 percent in the six-month period of 2020,

primarily due to:

●

Normal field decline.
●

Production curtailments, primarily from

our North American operated assets and Malaysia.
●

The divestiture of our U.K. assets in the third

quarter of 2019, our Australia-West assets in the second
quarter of 2020, and non-core Lower 48 assets in

the first quarter of 2020.
●

Lower production in Libya due to the forced shutdown

of the Es Sider export terminal and other
eastern export terminals after a period of civil unrest

in the first quarter of 2020.

The decrease in production during the six-month period

of 2020 was partly offset by:

●

New wells online in the Lower 48, Norway, Canada and China.

Production excluding Libya was 981 MBOED in

the second quarter of 2020, a decrease of

309 MBOED
compared with the same period of 2019.

Adjusting for closed dispositions and Libya, production

decreased
212 MBOED primarily due to production curtailments

and normal field decline, partly offset by new wells
online in the Lower 48, Norway, Canada and China.

Excluding closed dispositions, estimated curtailment
impacts of 225 MBOED and Libya, production was

slightly higher compared with the same

period a year ago.

Production excluding Libya was 1,130 MBOED in

the six-month period of 2020, a decrease

of 173 MBOED
compared with the same period of 2019.

Adjusting for closed dispositions and Libya, production

decreased 79
MBOED primarily due to normal field decline

and production curtailments, partly offset by new wells

online
in the Lower 48, Norway, Canada and China.

Segment Results
Alaska
Three Months Ended Six Months Ended
June 30 June 30
2020 2019 2020 2019
Net Income (Loss) Attributable to ConocoPhillips ($MM) $ (141) 462 (60) 846
Average Net Production
Crude oil (MBD) 153 199 175 205
Natural gas liquids (MBD) 13 17 16 17
Natural gas (MMCFD) 8 7 8 7
Total Production (MBOED) 167 217 192 223
Average Sales Prices
Crude oil ($ per bbl) $ 26.81 67.57 42.52 65.11
Natural gas ($ per MCF) 2.56 3.19 2.82 3.31

The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas.

As of June 30, 2020, Alaska contributed 26 percent

of our worldwide liquids production and less than

1
percent of our worldwide natural gas production.

Earnings from Alaska decreased $603 million

and $906 million in the three-

and six-month periods of 2020,
respectively, primarily driven by lower realized crude oil prices,

lower crude oil sales volumes due to
production curtailments at our operated assets on

the North Slope—the Greater Kuparuk Area

(GKA) and
Western North Slope (WNS)—and the absence of $81 million of tax benefits related to the settlement of
certain tax disputes and enhanced

oil recovery credits.

Average production decreased 50 MBOED and 31 MBOED in the three- and six-month periods of 2020,
primarily due to curtailments at our operated assets

on the North Slope—GKA and WNS—and normal

field
decline, partly offset by new wells online at WNS.

Curtailment Update
The second quarter 2020 production impact from

curtailments in Alaska was estimated to be

40 MBOED.

Based on our economic criteria, we restored curtailed

production in Alaska during July.

Lower 48
Three Months Ended Six Months Ended
June 30 June 30
2020 2019 2020 2019
Net Income (Loss) Attributable to ConocoPhillips

($MM)
$ (365) 206 (802) 399
Average Net Production
Crude oil (MBD) 166 269 218 257
Natural gas liquids (MBD) 64 82 77 78
Natural gas (MMCFD) 486 593 582 581
Total Production (MBOED) 311 450 392 432
Average Sales Prices
Crude oil ($ per bbl) $ 19.87 59.17 32.92 56.31
Natural gas liquids ($ per bbl) 6.95 17.91 9.81 19.20
Natural gas ($ per MCF) 1.18 2.10 1.36 2.41

The Lower 48 segment consists of operations located

in the U.S. Lower 48 states, as well as producing
properties in the Gulf of Mexico.

As of June 30, 2020, the Lower 48 contributed

41 percent of our worldwide
liquids production and 24 percent of our worldwide

natural gas production.

Earnings from the Lower 48 decreased $571 million

and $1,201 million in the three-

and six-month periods of
2020, respectively, primarily due to lower realized crude oil, NGL and natural gas prices and lower sales
volumes due to production curtailments.

The earnings decrease in the three- and six-month

periods of 2020
were partly offset by lower DD&A expense, lower production

and operating expenses, and increased equity in
earnings of affiliates.

DD&A expense in the second quarter of 2020 decreased

due to lower production
volumes, primarily associated with curtailments,

partly offset by higher DD&A rates driven by price-related
downward reserve revisions.

In addition to the items detailed above, in the six-month

period of 2020, earnings
decreased due to a $399 million after-tax impairment

related to certain non-core gas assets in the

Wind River
Basin operations area, partly offset by the absence of $120

million of impairments in equity method
investments.

See Note 8—Impairments and Note 14—Fair

Value

Measurement in the Notes to Consolidated
Financial Statements, for additional information

related to the Wind River Basin operations area impairment.

Total average production decreased 139 MBOED and 40 MBOED in the three-

and six-month periods of 2020,
respectively, primarily due to normal field decline, production curtailments and higher unplanned downtime.

Partly offsetting the production decrease, was new production from unconventional assets in the Eagle Ford,
Permian and Bakken.

Curtailment Update
The second quarter 2020 production impact from

curtailments in the Lower 48 was estimated

to be 145
MBOED.

Based on our economic criteria, we brought some

curtailed volumes in the Lower 48 back online

in
July and expect to be fully restored by September.

Canada
Three Months Ended Six Months Ended
June 30 June 30
2020 2019** 2020 2019**
Net Income (Loss) Attributable to ConocoPhillips ($MM) $ (86) 100 (195) 222
Average Net Production
Crude oil (MBD) 5 1 4 1
Natural gas liquids (MBD) 2 1 1 -
Bitumen (MBD) 34 51 50 57
Natural gas (MMCFD) 40 8 30 8
Total Production (MBOED) 48 54 60 59
Average Sales Prices*
Crude oil ($ per bbl) 8.69 - 15.39 -
Natural gas liquids ($ per bbl) 1.64 - 1.89 -
Natural gas ($ per MCF) 0.79 - 1.05 -
Bitumen ($ per bbl) (23.11) 37.20 (3.09) 35.00
*Average sales prices in the second quarter of 2020 include unutilized transportation costs.
**Average prices for sales of bitumen excludes additional value realized from the purchase and sale of third-party volumes for optimization of our pipeline capacity between Canada and the U.S. Gulf Coast.

Our Canadian operations mainly consist of an oil

sands development in the Athabasca Region of

northeastern
Alberta and a liquids-rich unconventional play

in western Canada.

As of June 30, 2020, Canada contributed 8
percent of our worldwide liquids production and

less than 1 percent of our worldwide natural

gas production.

Earnings from Canada decreased $186 million

and $417 million in the three-

and six-month periods of 2020,
primarily because of lower bitumen price realizations,

production curtailments at Surmont,

the absence of a
$41 million gain on dispositions related to a contingent

payment, and the absence of a $25 million tax

benefit
due to a four year phased four percent reduction in Alberta’s corporate income tax rate.

Partly offsetting this
decrease in earnings was a $48 million refund from

the Alberta Tax & Revenue Administration in the second
quarter of 2020.

In addition to the items detailed above, in the

six-month period of 2020, earnings decreased
due to the absence of a $68 million tax

benefit related to a tax settlement.

Total average production decreased 6 MBOED in the second quarter of 2020, primarily due to production
curtailments at Surmont, partly offset by the absence of a planned turnaround at Surmont and new production
from Pad 1 at Montney.

Total average production increased 1 MBOED in the six-month period of 2020, primarily due to first production from Pad 1 at

Montney commencing February 2020 and the

absence of a
planned turnaround at Surmont, partly offset by curtailments at Surmont.

Curtailment Update
The second quarter 2020 production impact from

curtailments in Canada was estimated to be 30

MBOED net.

Based on our economic criteria, we began to restore

some curtailed production at Surmont

in July.

Planned Acquisition
In July 2020, we signed a definitive agreement

to acquire additional Montney acreage for cash consideration of
approximately $375 million before customary adjustments,

plus the assumption of approximately $30 million
in financing obligations for associated partially

owned infrastructure.

This acquisition primarily consists of
undeveloped properties and includes 140,000

net acres in the liquids-rich Inga Fireweed asset

Montney zone,
which is directly adjacent to our existing Montney

position,

as well as 15 MBOED of production.

Upon
completion of this transaction, we will have a Montney

acreage position of 295,000 net acres with a 100

percent working interest.

The transaction is subject to regulatory

approval and is expected to close in the third
quarter of 2020 with an effective date of July 1, 2020.

Europe and North Africa
Three Months Ended Six Months Ended
June 30 June 30
2020 2019 2020 2019
Net Income Attributable to ConocoPhillips ($MM) $ 11 407 86 614
Average Net Production
Crude oil (MBD) 75 130 84 141
Natural gas liquids (MBD) 5 6 5 8
Natural gas (MMCFD) 264 518 287 560
Total Production (MBOED) 124 223 137 242
Average Sales Prices
Crude oil ($ per bbl) $ 32.32 69.65 44.70 66.16
Natural gas liquids ($ per bbl) 16.76 32.00 18.75 31.49
Natural gas ($ per MCF) 2.21 4.42 3.03 5.58

The Europe and North Africa segment consists

of operations principally located in the Norwegian

sector of the
North Sea and the Norwegian Sea, Libya and commercial

operations in the U.K.

As of June 30, 2020, our
Europe and North Africa operations contributed

12 percent of our worldwide liquids production

and 12 percent
of our worldwide natural gas production.

Earnings for Europe and North Africa decreased by

$396 million and $528 million in the three- and six-month
periods of 2020, respectively, primarily due to our U.K. divestiture in the third quarter of 2019, the absence of
a U.S. tax benefit of $234 million associated

with the recognition of U.S. tax basis in our

disposed U.K.
subsidiaries, and lower crude oil and natural gas realizations.

Average production decreased 99 MBOED and 105 MBOED in the three-

and six-month periods of 2020,
respectively, primarily due to our U.K. disposition in the third quarter of 2019,

lower production in Libya due
to a cessation of production following a period

of civil unrest, and normal field decline.

Partly offsetting these
decreases in production were the absence of planned

turnarounds at the Greater Ekofisk

Area and new wells
online in Norway.

Force Majeure in Libya
Production ceased February 12, 2020 due to a forced

shutdown of the Es Sider export terminal

and other
eastern export terminals after a period of civil unrest.

It is unknown when exports will resume.

Asia Pacific and Middle East
Three Months Ended Six Months Ended
June 30 June 30
2020 2019 2020 2019
Net Income Attributable to ConocoPhillips

($MM)
$ 662 517 1,060 1,042
Average Net Production
Crude oil (MBD)
Consolidated operations 61 89 70 91
Equity affiliates 14 14 13 13
Total crude oil 75 103 83 104
Natural gas liquids (MBD)
Consolidated operations 1 4 2 4
Equity affiliates 8 8 7 7
Total natural gas liquids 9 12 9 11
Natural gas (MMCFD)
Consolidated operations 423 578 522 622
Equity affiliates 1,056 1,064 1,046 1,026
Total natural gas 1,479 1,642 1,568 1,648
Total Production (MBOED) 331 388 354 390
Average Sales Prices
Crude oil ($ per bbl)
Consolidated operations $ 27.98 69.78 43.02 65.93
Equity affiliates 25.32 63.98 38.52 61.94
Total crude oil 27.45 68.91 42.26 65.43
Natural gas liquids ($ per bbl)
Consolidated operations 27.90 39.97 33.21 40.05
Equity affiliates 23.93 41.72 32.38 40.09
Total natural gas liquids 24.90 41.05 32.59 40.07
Natural gas ($ per MCF)
Consolidated operations 4.74 5.89 5.45 6.14
Equity affiliates 3.90 5.81 4.65 6.53
Total natural gas 4.14 5.84 4.92 6.38

The Asia Pacific and Middle East segment has

operations in China, Indonesia, Malaysia,

Australia and Qatar.

As of June 30, 2020, Asia Pacific and Middle East

contributed 13 percent of our worldwide liquids production
and 63 percent of our worldwide natural gas

production.

Earnings increased $145 million and $18 million

in the three-

and six-month periods of 2020, primarily due to

a
$597 million after-tax gain on disposition related

to our Australia-West divestiture and the cessation of DD&A
expense associated with our previously held-for-sale Australia-West assets.

Partly offsetting the increase in
earnings, were lower oil, LNG and natural gas prices,

lower LNG sales volumes associated with our disposed
Australia-West assets, and lower oil sales volumes,

primarily related to curtailments in Malaysia.

Average production decreased 57 MBOED and 36 MBOED in the three-

and six-month periods of 2020,
primarily due to the divestiture of our Australia-West assets, normal field decline, the expiration of the Panyu
production license in China, higher unplanned downtime

due to the rupture of a third-party pipeline impacting
gas production from the Kebabangan field in

Malaysia, and curtailments in Malaysia.

Partly offsetting these
production decreases, were new production from development

activity at Bohai Bay in China and production
increases from Malaysia, including first oil

from Gumusut Phase 2 in the third quarter of

2019.

Asset Disposition Update
In the second quarter of 2020, we completed the divestiture

of our Australia-West assets and operations, and
based on an effective date of January 1, 2019, we received

proceeds of $765 million in May with an additional
$200 million due upon final investment decision

of the proposed Barossa development project.

Production from
the disposed assets averaged 35 MBOED for the six-month

period of 2020, and proved reserves were
approximately 17 MMBOE at year-end 2019.

For additional information related to this

transaction, see Note 4—
Asset Acquisitions and Dispositions.

Other International
Three Months Ended Six Months Ended
June 30 June 30
2020 2019 2020 2019
Net Income (Loss) Attributable to ConocoPhillips ($MM) $ (6) 81 22 212

The Other International segment consists of exploration

activities in Colombia, Chile and Argentina.

Earnings from our Other International operations

decreased $87 million and $190 million in

the three- and six-
month periods of 2020, respectively.

The decrease in earnings was primarily

due to the absence of recognizing
$84 million and $231 million in other income related

to a settlement award with PDVSA associated

with prior
operations in Venezuela,

in the three- and six-month periods of 2019, respectively.

See Note 12—
Contingencies and Commitments in the Notes to Consolidated

Financial Statements, for additional
information.

Corporate and Other
Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2020 2019 2020 2019
Net Income (Loss) Attributable to ConocoPhillips
Net interest expense $ (174) (131) (329) (327)
Corporate general and administrative expenses (90) (49) (40) (114)
Technology (9) (10) (8) 86
Other income (expense) 458 (3) (1,213) 433
$ 185 (193) (1,590) 78

Net interest expense consists of interest and financing

expense, net of interest income and capitalized

interest.

Net interest expense increased by $43 million

in the second quarter of 2020, primarily due to

higher interest
from an absence of the settlement of certain

tax disputes and lower interest income from lower

cash and cash
equivalent balances.

Corporate G&A expenses include compensation

programs and staff costs.

These expenses increased by $41
million and decreased by $74 million in the three-

and six-month periods of 2020, respectively, primarily due
to mark to market adjustments associated with certain

compensation programs.

Technology includes our investment in new technologies or businesses, as well as licensing revenues.

Activities are focused on both conventional and tight

oil reservoirs, shale gas, heavy oil, oil

sands, enhanced
oil recovery, as well as LNG.

Earnings from Technology decreased $94 million in the six-month period of
2020 primarily due to lower licensing revenues.

Other income (expense) or “Other” includes certain

corporate tax-related items, foreign currency

transaction
gains and losses, environmental costs associated

with sites no longer in operation, other costs not directly
associated with an operating segment, premiums

incurred on the early retirement of debt, unrealized

holding
gains or losses on equity securities, and pension settlement expense.

“Other” increased by $461 million in the
second quarter of 2020,

primarily due to $521 million higher after-tax

unrealized gain on our Cenovus Energy
common shares,

partly offset by the release of a $92 million deferred tax

asset related to our Australia-West
divestiture.

In the six-month period of 2020, “Other” decreased

by $1,646 million primarily due to a $1,140
million after-tax unrealized loss on our Cenovus

Energy common shares reflected in other income as compared
to a $373 million after-tax unrealized gain in the

six-month period of 2019.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators
Millions of Dollars
June 30 December 31
2020 2019
Short-term debt $ 146 105
Total debt 14,998 14,895
Total equity 31,493 35,050
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

During the first six months of 2020, the primary uses of
our available cash were $2,525 million to support

our ongoing capital expenditures and investments

program,
$1,030 million net purchases of investments,

$726 million to repurchase common stock,

and $913 million to
pay dividends.

During the first six months of 2020, our cash and cash

equivalents decreased by $2,181 million
to $2,907 million.

We entered the year with a strong balance sheet including cash and cash equivalents of over $5 billion, short-
term investments of $3 billion, and an undrawn

credit facility of $6 billion, totaling

approximately $14 billion
of liquidity.

This strong foundation allowed us to be measured

in our response to the sudden change in
business environment we experienced in the first

quarter of 2020.

In response to the recent oil market
downturn, we announced the following capital,

operating cost and share repurchase reductions.

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

We also established a framework for evaluating and implementing economic curtailments considering the
weakness in oil prices during the second quarter of

2020, which resulted in taking an additional

significant step
of curtailing production, predominantly from operated

North American assets.

Due to our strong balance
sheet, we were in an advantaged position to forgo some production and cash flow in anticipation of receiving
higher cash flows for those volumes in the future.

We ended the second quarter with cash and cash equivalents of $2.9 billion, short-term investments of $4.0
billion, and an undrawn credit facility of $6 billion,

totaling $12.9 billion of liquidity.

We believe current cash
balances and cash generated by operations, the recent

adjustments to our operating plan, together with

access
to external sources of funds as described below in

the “Significant Sources of Capital”

section, will be
sufficient to meet our funding requirements in the near-

and long-term, including our capital spending
program, dividend payments and required debt payments.

Significant Sources of Capital

Operating Activities

Cash provided by operating activities was $2,262

million for the first six months of 2020, compared

with
$5,785 million for the corresponding period of 2019.

The decrease in cash provided by operating activities

is
primarily due to lower realized commodity prices,

production curtailments and the divestiture

of our U.K. and
Australia-West assets.

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

Due to
recent capital reductions, our reserve replacement

efforts could be delayed thus limiting our ability

to replace
depleted reserves.

Investing Activities
Proceeds from asset sales in the first six months

of 2020 were $1.3 billion

compared with $0.7 billion in the
corresponding period of 2019.

In the second quarter of 2020, we completed

the divestiture of our Australia-
West assets and operations.

Based on an effective date of January 1, 2019 and customary

closing adjustments,
we received cash proceeds of $765 million in

the second quarter with another $200 million

payment due upon
final investment decision of the proposed Barossa

development project.

In the first quarter of 2020, proceeds
from asset sales were $549 million, which included

the sale of our Niobrara interests and Waddell Ranch
interests in the Lower 48 for proceeds of $359 million

and $184 million, respectively.

See Note 4—Asset
Acquisitions and Dispositions in the Notes to Consolidated

Financial Statements, for additional information

on
these transactions.

Proceeds from asset sales in the first six months

of 2019 were $701 million,

which consisted primarily of $350
million from the sale of our 30 percent interest in

the Greater Sunrise Fields and deposits

of $268 million
related to an April 2019 agreement to sell

two ConocoPhillips U.K. subsidiaries.

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

Commercial paper maturities are
generally limited to 90 days.

We had no commercial paper outstanding at June 30, 2020 or December 31, 2019.

We had no direct
outstanding borrowings or letters of credit

under the revolving credit facility at June 30, 2020 or

December 31,
2019.

Since we had no commercial paper outstanding

and had issued no letters of credit, we had

access to
$6.0 billion in borrowing capacity under our revolving

credit facility at June 30, 2020.

We may consider
issuing commercial paper in the future to supplement

our cash position as appropriate.

Despite recent volatility and price weakness for energy issuers in the debt capital markets, we believe the
company continues to have access to the markets

based on the composition of our balance sheet

and asset
portfolio.

In March 2020, S&P affirmed its “A” rating on our senior

long-term debt and revised its outlook to “negative”
from “stable.”

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
of credit as collateral.

At June 30, 2020 and December 31, 2019, we had

direct bank letters of credit of $196
million and $277 million, respectively, which secured performance obligations related to various purchase
commitments incident to the ordinary conduct of

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

Our debt balance at June 30, 2020, was $14,998

million, compared with $14,895 million

at December 31,
2019.

Maturities of debt for the remainder of 2020,

and for each of the years 2021 through 2024,

are: $81
million, $255 million, $971 million, $229 million

and $573 million, respectively.

On February 4, 2020, we announced a quarterly

dividend of $0.42 per share.

The dividend was paid on March
2, 2020,

to stockholders of record at the close of business

on February 14, 2020.

On April 30, 2020, we
announced a quarterly dividend of $0.42 per share.

The dividend was paid on June 1, 2020, to stockholders

of
record at the close of business on May 11, 2020.

On July 8, 2020,

we announced a quarterly dividend of $0.42
per share, payable September 1, 2020,

to stockholders of record at the close of business

on July 20,

2020.

In late 2016, we initiated our current share repurchase

program.

As of June 30, 2020, we had announced a
total authorization to repurchase $25 billion of our

common stock.

As of December 31, 2019, we had

repurchased $9.6 billion of shares.

In the first quarter of 2020, we repurchased

an additional $726 million of
shares.

On April 16, 2020, as a response to the oil market

price downturn, we announced we were suspending
our share repurchase program.

Since our share repurchase program began in November

2016, we have
repurchased 184 million shares at a cost of $10.4

billion through June 30, 2020.

Capital Expenditures
Millions of Dollars
Six Months Ended
June 30
2020 2019
Alaska $ 732 780
Lower 48 1,130 1,770
Canada 142 232
Europe and North Africa 251 339
Asia Pacific and Middle East 188 219
Other International 63 1
Corporate and Other 19 25
Capital expenditures and investments $ 2,525 3,366

During the first six months of 2020, capital expenditures

and investments supported key exploration and
development programs, primarily:

●

Development,

appraisal and exploration activities in

the Lower 48, including Eagle Ford, Permian
Unconventional and Bakken.
●

Appraisal,

exploration and development activities

in Alaska related to the Western North Slope;
development activities in the Greater Kuparuk

Area and the Greater Prudhoe Area.

●

Development and exploration activities across

assets in Norway.
●

Appraisal activities in the liquids-rich portion

of the Montney in Canada and optimization

of oil sands
development.
●

Continued development in China, Malaysia,

Australia and Indonesia.

●

Lease acquisition and exploration activities

in Argentina.

In February 2020, we announced 2020 operating

plan capital expenditures of $6.5 billion to $6.7 billion.

In

response to the recent oil market downturn, we announced

reductions to this plan totaling $2.3 billion,

or
approximately 35 percent.

The capital reductions are sourced to the segments

in the amount of $1.4 billion to
Lower 48, $0.4 billion to Alaska, $0.2 billion

to Canada and $0.3 billion to all other segments

and exploration.

This does not include capital for acquisitions.

In July 2020, we signed a definitive agreement

to acquire additional Montney acreage for cash

consideration of
approximately $375 million before customary adjustments,

plus the assumption of approximately $30 million
in financing obligations for associated partially

owned infrastructure.

This acquisition primarily consists of
undeveloped properties and includes 140,000

net acres in the liquids-rich Inga Fireweed asset

Montney zone,
which is directly adjacent to our existing Montney

position, as well as 15 MBOED of production.

Upon
completion of this transaction, we will have a Montney

acreage position of 295,000 net acres with a 100
percent working interest.

The transaction is subject to regulatory

approval and is expected to close in the third
quarter of 2020 with an effective date of July 1, 2020.

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

Estimates particularly sensitive to future
changes include contingent liabilities

recorded for environmental remediation, legal and

tax matters.

Estimated future environmental remediation

costs are subject to change due to such factors as

the uncertain
magnitude of cleanup costs, the unknown time

and extent of such remedial actions that

may be required, and
the determination of our liability in proportion

to that of other responsible parties.

Estimated future costs
related to legal and tax matters are subject to

change as events evolve and as additional

information becomes
available during the administrative and litigation

processes.

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

As of June 30, 2020, there
were 15 sites around the U.S.

in which we were identified as a potentially responsible

party under CERCLA
and comparable state laws.

At June 30, 2020 and December 31, 2019, our balance

sheet included a total environmental accrual of

$171
million for remediation activities in the

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

The lawsuits brought by the Cities of San Francisco,

Oakland and New York were dismissed by
federal district courts.

The New York dismissal remains on appeal.

The Ninth Circuit ruled that the San
Francisco and Oakland cases (and other California

cases) should proceed in state court, with that

decision
subject to appeal.

Lawsuits filed by the cities and counties in California,

Washington, and Hawaii are
currently stayed pending resolution of the Ninth Circuit

appeals.

Lawsuits filed in Maryland and Rhode Island
are proceeding in state court while rulings in those

matters, on the issue of whether the

matters should proceed
in state or federal court, are on appeal.

Several Louisiana parishes have filed lawsuits against

oil and gas companies, including ConocoPhillips,
seeking compensatory damages in connection

with historical oil and gas operations in Louisiana.

The lawsuits

are stayed pending an appeal with the Fifth Circuit

on the issue of whether they will proceed in federal

or state
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
●

Global and regional changes in the demand, supply, prices, differentials or other market conditions
affecting oil and gas, including changes resulting from a public health crisis or from the imposition or
lifting of crude oil production quotas or other

actions that might be imposed by OPEC

and other
producing countries and the resulting company

or third-party actions in response to such changes.
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

and
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
●

The risk factors generally described in Part II—Item

1A in this report, in Part I—Item 1A in our 2019
Annual Report on Form 10-K, and any additional

risks described in our other filings with

the SEC.

Item 3.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Information about market risks for the six months

ended June 30, 2020, does not differ materially

from that
discussed under Item 7A in our 2019 Annual Report

on Form 10-K.

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

As of June 30, 2020,
with the participation of our management, our Chairman

and Chief Executive Officer (principal executive
officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out
an evaluation, pursuant to Rule 13a-15(b) of

the Act, of ConocoPhillips’ disclosure controls

and procedures (as
defined in Rule 13a-15(e) of the Act).

Based upon that evaluation, our Chairman and

Chief Executive Officer
and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and
procedures were operating effectively as of June 30, 2020.

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

Public health officials have recommended or
mandated certain precautions to mitigate

the spread of COVID-19, including limiting non-essential

gatherings
of people, ceasing all non-essential travel

and issuing “social or physical distancing” guidelines,

“shelter-in-
place” orders and mandatory closures or reductions

in capacity for non-essential businesses.

The full impact of
the COVID-19 pandemic remains uncertain

and will depend on the severity, location and duration of the effects and spread of the disease, the effectiveness and duration of actions taken by authorities to contain the
virus or treat its effect, and how quickly and to what extent economic conditions improve.

According to the
National Bureau of Economic Research, as a result

of the pandemic and its broad reach across the

entire
economy, the U.S. entered a recession in early 2020.

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
●

Reduced workforce productivity caused by, but not limited to, illness, travel restrictions, quarantine,
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
return to pre-COVID-19 levels.

The speed and extent of any recovery remains uncertain

and is subject to
various risks, including the duration, impact and actions

taken to stem the proliferation of the COVID-19
pandemic, the extent to which those nations party

to the OPEC plus production agreement decide

to increase
production of crude oil, bitumen, natural gas, NGLs

and LNG, and other risks described in this

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
assets as proved reserves.

In the first six-month period of 2020, we recognized

several impairments, which are
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

If oil and gas prices persist at
depressed levels, our reserve estimates may

decrease further, which could incrementally increase the rate used to determine DD&A expense on our unit-of-production

method properties.

See Management’s Discussion and
Analysis for further examination of DD&A

rate impacts versus comparative periods.

Although it is not
reasonably practicable to quantify the impact

of any future impairments or estimated change to our

unit-of-
production at this time, our results of operations

could be adversely affected as a result.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Millions of Dollars
Period
Total Number of
Shares
Purchased *
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar
Value

of Shares That
May Yet Be
Purchased Under the
Plans or Programs
April 1-30, 2020 - $ - - $ 14,649
May 1-31, 2020 - - - 14,649
June 1-30, 2020 - - - 14,649
- $ - -
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase

program.

As of June 30, 2020, we had announced a
total authorization to repurchase $25 billion of our

common stock.

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
our 2019 Annual Report on Form 10-K.

Item 6.

EXHIBITS

10.1*
Letter Agreement with Don E. Wallette, Jr., dated August 3, 2020.

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

August 4, 2020