Form 10-Q
period 2020-09-30
CONOCOPHILLIPS
filed 2020-11-03
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
[
X
]
QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended

September 30, 2020

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

Exchange
Act).

Yes

[

]
No

[x]

The registrant had
1,072,741,643

shares of common stock, $.01 par value, outstanding

at September 30, 2020.

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
…………………………………………………………………………

.
32
Item 3. Quantitative and Qualitative Disclosures About Market Risk
……………………………….. .. 59
Item 4. Controls and Procedures
………………………………………………………………………

.
60
Part II—Other Information
Item 1. Legal Proceedings
……………………………………………………………………………..

.
60
Item 1A. Risk Factors
…………………………………………………………………………………

.
60
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
………………………………...

.
65
Item 6. Exhibits
………………………………………………………………………………………..

.
66
Signature
………………………………………………………………………………………………….

.
67

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
thousands of barrels of oil

VIE variable interest entity
equivalent per day
MMBTU million British thermal units Miscellaneous
MMCFD million cubic feet per day EPA Environmental Protection Agency
ESG Environmental, Social and
Corporate Governance
Industry EU European Union
CBM coalbed methane FERC
Federal Energy Regulatory

E&P exploration and production Commission
FEED front-end engineering and design GHG greenhouse gas
FPS floating production system HSE health, safety and environment
FPSO floating production, storage and ICC
International Chamber of

offloading Commerce
JOA joint operating agreement ICSID
World Bank’s

International

LNG liquefied natural gas Centre for Settlement of
NGLs natural gas liquids Investment Disputes
OPEC
Organization of Petroleum

IRS Internal Revenue Service
Exporting Countries OTC over-the-counter
PSC production sharing contract NYSE New York Stock Exchange
PUDs proved undeveloped reserves SEC
U.S. Securities and Exchange

SAGD steam-assisted gravity drainage Commission
WCS Western Canada Select TSR total shareholder return
WTI
West Texas

Intermediate
U.K. United Kingdom
U.S. United States of America

PART

I.

FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

Consolidated Income Statement ConocoPhillips

Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Revenues and Other Income
Sales and other operating revenues $
4,386
7,756
13,293
24,859
Equity in earnings of affiliates
35
290
346
651
Gain (loss) on dispositions
(3)
1,785
551
1,884
Other income (loss)
(38)
262
(983)
1,136
Total Revenues and

Other Income
4,380
10,093
13,207
28,530
Costs and Expenses
Purchased commodities
1,839
2,710
5,630
9,059
Production and operating expenses
963
1,331
3,183
4,020
Selling, general and administrative expenses
96
87
249
369
Exploration expenses
125
360
410
592
Depreciation, depletion and amortization
1,411
1,566
3,980
4,602
Impairments
2
24
521
26
Taxes other than

income taxes
179
237
570
706
Accretion on discounted liabilities
62
86
195
259
Interest and debt expense
200
184
604
582
Foreign currency transaction (gain) loss
(5)
(21)
(88)
19
Other expenses
20
36
7
58
Total Costs and Expenses
4,892
6,600
15,261
20,292
Income (loss) before income taxes
(512)
3,493
(2,054)
8,238
Income tax provision (benefit)
(62)
422
(171)
1,724
Net income (loss)
(450)
3,071
(1,883)
6,514
Less: net income attributable to noncontrolling interests
-
(15)
(46)
(45)
Net Income (Loss) Attributable to ConocoPhillips $
(450)
3,056
(1,929)
6,469
Net Income (Loss) Attributable to ConocoPhillips Per Share
of Common Stock (dollars)
Basic $
(0.42)
2.76
(1.79)
5.75
Diluted
(0.42)
2.74
(1.79)
5.72
Average Common

Shares Outstanding
(in thousands)
Basic
1,077,377
1,108,555
1,079,525
1,124,558
Diluted
1,077,377
1,113,250
1,079,525
1,131,034
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income ConocoPhillips

Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Net Income (Loss) $
(450)
3,071
(1,883)
6,514
Other comprehensive income (loss)
Defined benefit plans
Reclassification adjustment for amortization of prior
service credit included in net income (loss)
(8)
(8)
(24)
(26)
Net actuarial loss arising during the period
(78)
(149)
(73)
(149)
Reclassification adjustment for amortization of net actuarial losses included in net income (loss)
45
56
81
114
Nonsponsored plans
-
(1)
-
(1)
Income taxes on defined benefit plans
10
30
3
20
Defined benefit plans, net of tax
(31)
(72)
(13)
(42)
Unrealized holding gain on securities
-
-
3
-
Income taxes on unrealized holding gain on securities
-
-
(1)
-
Unrealized holding gain on securities, net of tax
-
-
2
-
Foreign currency translation adjustments
188
247
(302)
493
Income taxes on foreign currency translation adjustments
2
(2)
4
(2)
Foreign currency translation adjustments, net of tax
190
245
(298)
491
Other Comprehensive Income (Loss), Net

of Tax
159
173
(309)
449
Comprehensive Income (Loss)
(291)
3,244
(2,192)
6,963
Less: comprehensive income attributable to noncontrolling

interests
-
(15)
(46)
(45)
Comprehensive Income (Loss) Attributable to

ConocoPhillips
$
(291)
3,229
(2,238)
6,918
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet ConocoPhillips

Millions of Dollars
September 30 December 31
2020 2019
Assets
Cash and cash equivalents $
2,490
5,088
Short-term investments
4,032
3,028
Accounts and notes receivable (net of allowance of $
4

and $
13
, respectively)
1,984
3,267
Accounts and notes receivable—related parties
135
134
Investment in Cenovus Energy
809
2,111
Inventories
1,034
1,026
Prepaid expenses and other current assets
575
2,259
Total Current

Assets
11,059
16,913
Investments and long-term receivables
8,295
8,687
Loans and advances—related parties
114
219
Net properties, plants and equipment
(net of accumulated DD&A of $
58,726

and $
55,477
, respectively)
41,269
42,269
Other assets
2,420
2,426
Total Assets $
63,157
70,514
Liabilities
Accounts payable $
2,217
3,176
Accounts payable—related parties
22
24
Short-term debt
482
105
Accrued income and other taxes
339
1,030
Employee benefit obligations
469
663
Other accruals
1,111
2,045
Total Current

Liabilities
4,640
7,043
Long-term debt
14,905
14,790
Asset retirement obligations and accrued environmental

costs
5,651
5,352
Deferred income taxes
3,854
4,634
Employee benefit obligations
1,661
1,781
Other liabilities and deferred credits
1,663
1,864
Total Liabilities
32,374
35,464
Equity
Common stock (
2,500,000,000

shares authorized at $
0.01

par value)
Issued (2020—
1,798,738,512

shares; 2019—
1,795,652,203

shares)
Par value
18
18
Capital in excess of par
47,113
46,983
Treasury stock (at cost: 2020—
725,996,869

shares; 2019—
710,783,814

shares)
(47,130)
(46,405)
Accumulated other comprehensive loss
(5,666)
(5,357)
Retained earnings
36,448
39,742
Total Common

Stockholders’ Equity
30,783
34,981
Noncontrolling interests
-
69
Total Equity
30,783
35,050
Total Liabilities and

Equity
$
63,157
70,514
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows ConocoPhillips

Millions of Dollars
Nine Months Ended
September 30
2020 2019
Cash Flows From Operating Activities
Net income (loss) $
(1,883)
6,514
Adjustments to reconcile net income (loss) to net cash provided by operating
activities
Depreciation, depletion and amortization
3,980
4,602
Impairments
521
26
Dry hole costs and leasehold impairments
114
361
Accretion on discounted liabilities
195
259
Deferred taxes
(428)
(304)
Undistributed equity earnings
450
260
Gain on dispositions
(551)
(1,884)
Unrealized (gain) loss on investment in Cenovus Energy
1,302
(489)
Other
(188)
(331)
Working

capital adjustments
Decrease in accounts and notes receivable
1,132
333
Increase in inventories
(74)
(2)
Increase in prepaid expenses and other current assets
(49)
(29)
Decrease in accounts payable
(583)
(476)
Decrease in taxes and other accruals
(808)
(718)
Net Cash Provided by Operating Activities
3,130
8,122
Cash Flows From Investing Activities
Capital expenditures and investments
(3,657)
(5,041)
Working

capital changes associated with investing activities
(229)
17
Proceeds from asset dispositions
1,312
2,920
Net purchases of investments
(1,089)
(665)
Collection of advances/loans—related parties
116
127
Other
(31)
(146)
Net Cash Used in Investing Activities
(3,578)
(2,788)
Cash Flows From Financing Activities
Issuance of debt
300
-
Repayment of debt
(234)
(59)
Issuance of company common stock
(2)
(39)
Repurchase of company common stock
(726)
(2,751)
Dividends paid

(1,367)
(1,037)
Other
(27)
(73)
Net Cash Used in Financing Activities
(2,056)
(3,959)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and

Restricted Cash
(62)
(68)
Net Change in Cash, Cash Equivalents and Restricted Cash
(2,566)
1,307
Cash, cash equivalents and restricted cash at beginning

of period
5,362
6,151
Cash, Cash Equivalents and Restricted Cash at End of Period $
2,796
7,458
Restricted cash of $
91

million and $
215

million are included in the "Prepaid expenses and other current assets" and "Other assets" lines, respectively, of our Consolidated Balance Sheet as of September 30, 2020.
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

Note 2—Changes in Accounting Principles

We
adopted

the provisions of
FASB ASU No. 2016-13 , “Measurement of Credit Losses on Financial
Instruments,” (ASC Topic 326) and its amendments,
beginning
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

Note 3—Inventories
Inventories consisted of the following:
Millions of Dollars
September 30

December 31
2020 2019
Crude oil and natural gas $
503
472
Materials and supplies
531
554
$
1,034
1,026

Inventories valued on the LIFO basis totaled

$
373

million and $
286

million at September 30, 2020 and
December 31, 2019, respectively.

Due to a precipitous decline in commodity prices

beginning in March this
year, we recorded a lower of cost or market adjustment in the first quarter of 2020 of $
228

million to our crude
oil and natural gas inventories. The adjustment

was included in the “Purchased commodities”

line on our
consolidated income statement.

Commodity prices have improved since the first

quarter.

Note 4—Asset Acquisitions and Dispositions

Asset Acquisition
In August 2020, we completed the acquisition

of additional Montney acreage in Canada from Kelt

Exploration
Ltd. for $
382

million after customary adjustments, plus the

assumption of $
31

million in financing obligations
associated with partially owned infrastructure.

This acquisition consisted primarily

of undeveloped properties
and included
140,000

net acres in the liquids-rich Inga Fireweed asset

Montney zone, which is directly
adjacent to our existing Montney position.

The transaction increases our Montney acreage

position to
295,000
net acres with a
100

percent working interest.

This agreement was accounted for as an asset acquisition
resulting in the recognition of $
490

million of PP&E; $
77

million of ARO and accrued environmental costs;
and $
31

million of financing obligations recorded primarily

to long-term debt.

Results of operations for the
Montney are reported in our Canada segment.

Assets Sold
In May 2020, we completed the divestiture

of our subsidiaries that held our Australia-West assets and
operations, and based on an effective date of January

1, 2019, we received proceeds of $
765

million with an
additional $
200

million due upon final investment decision

of the proposed Barossa development project.

In
the nine-month period of 2020, we recognized a before-tax

gain of $
587

million related to this transaction.

At
the time of disposition, the net carrying value of

the subsidiaries sold was approximately

$
0.2

billion,
excluding $
0.5

billion of cash.

The net carrying value consisted primarily

of $
1.3

billion of PP&E and $
0.1
billion of other current assets offset by $
0.7

billion of ARO, $
0.3

billion of deferred tax liabilities, and $
0.2
billion of other liabilities.

The before-tax earnings associated with the subsidiaries

sold, including the gain on
disposition noted above, were $
851

million and $
222

million for the nine-month periods ended September

30,
2020 and 2019, respectively.

Production from the beginning of the year through the

disposition date in May
2020 averaged
43

MBOED.

Results of operations for the subsidiaries sold

are reported in our
Asia Pacific
segment.

In March 2020, we completed the sale of our Niobrara

interests for approximately $
359

million after
customary adjustments and recognized a before-tax

loss on disposition of $
38

million.

At the time of
disposition, our interest in Niobrara had a net carrying

value of $
397

million, consisting primarily of $
433
million of PP&E and $
34

million of ARO.

The before-tax earnings associated with our

interests in Niobrara,
including the loss on disposition, were a loss of $
22

million and $
7

million for the nine-month periods ended
September 30, 2020 and 2019, respectively.

In February 2020, we sold our Waddell Ranch interests in the Permian Basin for $
184

million after customary
adjustments.

No

gain or loss was recognized on the sale.

Production from the disposed Niobrara and Waddell Ranch interests in our
Lower 48

segment averaged
15
MBOED in 2019.

Note 5—Investments, Loans and Long-Term Receivables

Australia Pacific LNG Pty Ltd (APLNG)
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

Bank of China, respectively.

At September 30, 2020, a balance of $
6.2

billion was outstanding on the facilities.

See Note 11—Guarantees,
for additional information.

At September 30, 2020, the carrying value of our

equity method investment in APLNG was $
6,877

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

At September 30, 2020, significant loans

to affiliated
companies included $
219

million in project financing to Qatar Liquefied

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
1.96

billion based on a price of $
9.41

per share on the NYSE on
the closing date.

At September 30, 2020, the investment included on

our consolidated balance sheet was $
809

million and is
carried at fair value.

The fair value of the
208

million Cenovus Energy common shares reflects

the closing
price of $
3.89

per share on the NYSE on the last trading day

of the quarter, a decrease of $
1.30

billion from its
fair value of $
2.11

billion at year-end 2019.

For the three- and nine-month periods ended September

30, 2020,
we recorded an unrealized loss of $
162

million and $
1.30

billion, respectively.

For the three- and nine-month
periods ended September 30, 2019, we recorded

an unrealized gain of $
116

million and $
489

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

Note 7—Suspended Wells

The capitalized cost of suspended wells at September

30, 2020, was $
711

million, a decrease of $
309

million
from year-end 2019 primarily related to our Australia-West divestiture.

See Note 4—Asset Acquisitions and
Dispositions,

for additional information.

Of the well costs capitalized for more than one

year as of December
31, 2019, $
20

million was charged to dry hole expense during

the first nine months of 2020 primarily for
one
suspended well in the Kamunsu East Field offshore Malaysia.

Note 8—Impairments
During the three-

and nine-month periods ended September 30, 2020

and 2019, we recognized before-tax
impairment charges within the following segments:
Millions of Dollars

Three Months Ended
Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Lower 48 $
1
22
514
22
Europe, Middle East and North Africa
1
2
7
4
$
2
24
521
26

We perform impairment reviews when triggering events arise that may impact the fair value of our assets or
investments.

We observed volatility in commodity prices during the first nine-months of 2020.

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

We recorded a before-tax impairment in the first quarter of 2020 of $
31

million in our Asia Pacific segment
related to the associated carrying value of capitalized

undeveloped leasehold costs for the Kamunsu East

Field
in Malaysia that is no longer in our development

plans.

In the third quarter of 2019, we recorded a before-tax

impairment of $
141

million in our Lower 48 segment for
the associated carrying value of capitalized undeveloped

leasehold costs due to our decision to discontinue
exploration activities in the Central Louisiana Austin

Chalk trend.

Note 9—Debt

Our debt balance as of September 30, 2020 was $
15,387

million compared with $
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

Commercial paper maturities are generally limited

to
90 days
.

We issued $
300

million of commercial paper in the third

quarter of 2020, which is included in short-term

debt
on our consolidated balance sheet.

With $
300

million of commercial paper outstanding and
no

direct
borrowings or letters of credit, we had $
5.7

billion in available capacity under the revolving

credit facility at
September 30, 2020.

We had
no

direct outstanding borrowings, letters of credit,

nor outstanding commercial
paper as of December 31, 2019.

In October 2020, S&P affirmed its “A” rating on our senior long-term debt and revised its outlook to “stable”
from “negative,”
Fitch affirmed its rating of “A” with a “stable” outlook
and Moody’s affirmed its rating of
“A3” with a “stable” outlook.

At September 30, 2020, we had $
283

million of certain variable rate demand bonds

(VRDBs) outstanding with
maturities ranging through 2035.

The VRDBs are redeemable at the option of the bondholders

on any business
day.

If they are ever redeemed, we have the ability

and intent to refinance on a long-term basis,

therefore, the
VRDBs are included in the “Long-term debt” line

on our consolidated balance sheet.

Note 10—Changes in Equity
Millions of Dollars
Attributable to ConocoPhillips
Common Stock
Par
Value
Capital in
Excess of
Par
Treasury
Stock
Accum. Other
Comprehensive
Income (Loss)
Retained
Earnings
Non-
Controlling
Interests Total
For the three months ended September 30, 2020
Balances at June 30, 2020 $
18
47,079
(47,130)
(5,825)
37,351
31,493
Net loss
(450)
(450)
Other comprehensive income
159
159
Dividends paid ($
0.42

per common share)
(454)
(454)
Distributed under benefit plans
34
34
Other
1
1
Balances at September 30, 2020 $
18
47,113
(47,130)
(5,666)
36,448
30,783
For the nine months ended September 30,

2020
Balances at December 31, 2019 $
18
46,983
(46,405)
(5,357)
39,742
69
35,050
Net income (loss)
(1,929)
46
(1,883)
Other comprehensive loss
(309)
(309)
Dividends paid ($
1.26

per common share)
(1,367)
(1,367)
Repurchase of company common stock
(726)
(726)
Distributions to noncontrolling interests and other
(32)
(32)
Disposition
(84)
(84)
Distributed under benefit plans
130
130
Other
1
2
1
4
Balances at September 30, 2020 $
18
47,113
(47,130)
(5,666)
36,448
-
30,783
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

per common share)
(341)
(341)
Repurchase of company common stock
(749)
(749)
Distributions to noncontrolling interests and other
(20)
(20)
Distributed under benefit plans
32
32
Other
(1)
(1)
Balances at September 30, 2019 $
18
46,954
(45,656)
(5,654)
39,484
93
35,239
For the nine months ended September 30,

2019
Balances at December 31, 2018 $
18
46,879
(42,905)
(6,063)
34,010
125
32,064
Net income
6,469
45
6,514
Other comprehensive income
449
449
Dividends paid ($
0.92

per common share)
(1,037)
(1,037)
Repurchase of company common stock
(2,751)
(2,751)
Distributions to noncontrolling interests and other
(80)
(80)
Distributed under benefit plans
75
75
Changes in Accounting Principles*
(40)
40
-
Other
2
3
5
Balances at September 30, 2019 $
18
46,954
(45,656)
(5,654)
39,484
93
35,239
*Cumulative effect of the adoption of ASU No. 2018-02,

"Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."

Note 11—Guarantees

At September 30, 2020, we were liable for certain

contingent obligations under various contractual
arrangements as described below.

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

APLNG Guarantees
At September 30, 2020, we had outstanding multiple

guarantees in connection with our
37.5

percent ownership
interest in APLNG.

The following is a description of the guarantees

with values calculated utilizing
September 2020 exchange rates:

●

During the third quarter of 2016, we issued a guarantee

to facilitate the withdrawal of our pro-rata
portion of the funds in a project finance reserve

account.

We estimate the remaining term of this
guarantee is
10 years
.

Our maximum exposure under this guarantee is

approximately $
170

million
and may become payable if an enforcement action

is commenced by the project finance lenders
against APLNG.

At September 30, 2020, the carrying value of

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
720

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
16 to
25 years or the life of the venture
.

Our maximum potential amount of future payments

related to these
guarantees is approximately $
120

million and would become payable if APLNG

does not perform.

At
September 30, 2020, the carrying value of these

guarantees was approximately $
7

million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately

$
750

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

At September 30, 2020, the carrying value of these

guarantees was approximately $
11

million.

Indemnifications
Over the years, we have entered into agreements to

sell ownership interests in certain legal

entities, joint
ventures and assets that gave rise to qualifying

indemnifications.

These agreements include indemnifications
for taxes and environmental liabilities.

The majority of these indemnifications are related

to tax issues and the
majority of these expire in 2021.

Those related to environmental issues have terms

that are generally indefinite
and the maximum amounts of future payments are

generally unlimited.

The carrying amount recorded for
these indemnification obligations at September 30,

2020, was approximately $
50

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

At September 30, 2020, our balance sheet included

a total environmental accrual of $
177

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
utilized.

In addition, at September 30, 2020, we had performance

obligations secured by letters of credit

of

$
240

million (issued as direct bank letters of

credit) related to various purchase commitments

for materials,
supplies, commercial activities and services incident

to the ordinary conduct of business.

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

12, 2019, and to date PDVSA has failed to cure its
breach.

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

Corocoro Project.

On August 2, 2019, the ICC Tribunal
awarded ConocoPhillips approximately $
33

million plus interest under the Corocoro contracts.

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

The appeals are pending
with the Interior Board of Land Appeals (IBLA),

except for one order that is the subject of

a lawsuit
ConocoPhillips filed in 2016 in New Mexico federal

court after its appeal was denied by the

IBLA.

Beginning in 2017, cities, counties, governments

and other entities in several states in the U.S. have

filed
lawsuits against oil and gas companies, including

ConocoPhillips, seeking compensatory damages

and
equitable relief to abate alleged climate change impacts.

Additional lawsuits with similar allegations

are
expected to be filed.

The amounts claimed by plaintiffs are unspecified and

the legal and factual issues
involved in these cases are unprecedented.

ConocoPhillips believes these lawsuits are factually

and legally
meritless and are an inappropriate vehicle to address

the challenges associated with climate

change and will
vigorously defend against such lawsuits.

Several Louisiana parishes and the State of Louisiana

have filed
43

lawsuits under Louisiana’s State and Local
Coastal Resources Management Act (SLCRMA)

against oil and gas companies, including ConocoPhillips,
seeking compensatory damages for contamination

and erosion of the Louisiana coastline

allegedly caused by
historical oil and gas operations.

ConocoPhillips entities are defendants in
22

of the lawsuits and will
vigorously defend against them.

Because Plaintiffs’ SLCRMA theories are unprecedented,

there is uncertainty
about these claims (both as to scope and damages)

and any potential financial impact on the company.

In 2016, ConocoPhillips, through its subsidiary, The Louisiana Land and Exploration

Company LLC,
submitted claims as the largest private wetlands owner in Louisiana within the settlement claims
administration process related to the oil spill

in the Gulf of Mexico in April 2010.

In July 2020, the claims
administrator issued an award to the company which,

after fees and expenses, totaled approximately

$
90
million,

which was received in the third quarter of 2020.

In October 2020, the Bureau of Safety and Environmental

Enforcement (BSEE) ordered the prior owners of
Outer Continental Shelf (OCS) Lease P-0166, including

ConocoPhillips, to decommission the lease facilities,
including two offshore platforms located near Carpinteria,

California.

This order was sent after the current
owner of OCS Lease P-0166 relinquished the lease

and abandoned the lease platforms and facilities.

Phillips
Petroleum Company, a legacy company of ConocoPhillips, held a
25

percent interest in this lease and operated

these facilities, but sold its interest approximately
30 years

ago.

ConocoPhillips has not had any connection to
the operation or production on this lease since that

time.

ConocoPhillips plans to challenge the order.

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
September 30 December 31
2020 2019
Assets
Prepaid expenses and other current assets $
273
288
Other assets
28
34
Liabilities
Other accruals
258
283
Other liabilities and deferred credits
19
28

The gains (losses) from commodity derivatives

incurred, and the line items where they appear on

our
consolidated income statement were:
Millions of Dollars

Three Months Ended
Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Sales and other operating revenues $
33
4
30
68
Other income (loss)
(2)
3
3
4
Purchased commodities
(27)
(9)
(29)
(60)

The table below summarizes our material net exposures

resulting from outstanding commodity

derivative
contracts:
Open Position
Long/(Short)
September 30 December 31
2020 2019
Commodity
Natural gas and power (billions of cubic feet equivalent)

Fixed price
(9)
(5)

Basis
(50)
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
16
1
Liabilities
Other accruals
-
20
Other liabilities and deferred credits
-
8

The (gains) losses from foreign currency exchange

derivatives incurred, and the line item where

they appear
on our consolidated income statement were:
Millions of Dollars

Three Months Ended
Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Foreign currency transaction (gain) loss $
7
(24)
(55)
(3)

We had the following net notional position of outstanding foreign currency exchange derivatives:
In Millions
Notional Currency
September 30 December 31
2020 2019
Foreign Currency Exchange Derivatives
Buy GBP,

sell EUR
GBP
3
4
Sell CAD, buy USD CAD
416
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
government agencies.
●

Foreign government obligations: Securities

issued by foreign governments.
●

Corporate bonds: Unsecured debt securities

issued by corporations.
●

Asset-backed securities: Collateralized debt securities.

The following investments are carried on our

consolidated balance sheet at cost, plus accrued

interest:

Millions of Dollars
Carrying Amount
Cash and Cash
Equivalents
Short-Term
Investments
September 30 December 31 September 30 December 31
2020 2019 2020 2019
Cash $
545
759
Demand Deposits
1,182
1,483
Time Deposits
Remaining maturities from 1 to 90 days
755
2,030
2,961
1,395
Remaining maturities from 91 to 180 days
-
-
741
465
Remaining maturities within one year
-
-
7
-
Commercial Paper
Remaining maturities from 1 to 90 days
-
413
50
1,069
U.S. Government Obligations
Remaining maturities from 1 to 90 days
5
394
-
-
$
2,487
5,079
3,759
2,929

The following investments in debt securities

classified as available for sale are carried on our

consolidated
balance sheet at fair value:
Millions of Dollars
Carrying Amount
Cash and Cash Equivalents
Short-Term
Investments
Investments and Long-Term
Receivables
September 30
2020
December 31
2019
September 30
2020
December 31
2019
September 30
2020
December 31
2019
Corporate Bonds
Maturities within one year $
-
1
157
59
-
-
Maturities greater than one year

through five years
-
-
-
-
128
99
Commercial Paper
Maturities within one year
3
8
108
30
-
-
U.S. Government Obligations
Maturities within one year
-
-
8
10
-
-
Maturities greater than one year

through five years
-
-
-
-
13
15
U.S. Government Agency Obligations
Maturities greater than one year

through five years
-
-
-
-
17
-
Foreign Government Obligations
Maturities greater than one year

through five years
-
-
-
-
2
-
Asset-backed Securities
Maturities greater than one year

through five years
-
-
-
-
46
19
$
3
9
273
99
206
133

The following table summarizes the amortized

cost basis and fair value of investments in

debt securities
classified as available for sale:
Millions of Dollars
September 30, 2020 December 31, 2019
Amortized
Cost Basis Fair Value
Amortized
Cost Basis Fair Value
Major Security Type
Corporate bonds $
283
285
159
159
Commercial paper
111
111
38
38
U.S. government obligations
21
21
25
25
U.S. government agency obligations
17
17
-
-
Foreign government obligations
2
2
-
-
Asset-backed securities
46
46
19
19
$
480
482
241
241

As of September 30, 2020 and December 31, 2019,

total unrealized losses for debt securities

classified as
available for sale with net losses were negligible.

Additionally, as of September 30, 2020 and December 31,
2019, investments

in these debt securities in an unrealized loss

position for which an allowance for credit
losses has not been recorded were negligible.

For the three-

and nine-month periods ended September 30,

2020, proceeds from sales and redemptions of
investments in debt securities classified as available

for sale were $
109

million and $
298

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

Our long-term investments in debt securities

are
placed in high-quality corporate bonds, U.S. government

and government agency obligations, foreign
government obligations, and asset-backed securities.

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

Our collateral requirements will depend on the

creditworthiness of our
counterparties.

At our option, we may require collateral to limit

the exposure to loss including, letters of
credit, prepayments and surety bonds, as well as

master netting arrangements to mitigate

credit risk with
counterparties that both buy from and sell to

us, as these agreements permit the amounts

owed by us or owed
to others to be offset against amounts due to us.

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

The aggregate fair value of all derivative

instruments with such credit risk-related contingent

features that were
in a liability position on September 30, 2020 and December

31, 2019, was $
20

million and $
79

million,
respectively.

For these instruments,
no

collateral was posted as of September 30, 2020

or December 31, 2019.

If our credit rating had been downgraded below

investment grade on September 30, 2020, we would

have been
required to post $
16

million of additional collateral, either with

cash or letters of credit.

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

Level 2 also includes our investments in debt
securities classified as available for sale including

investments in corporate bonds, commercial

paper,
asset-backed securities, U.S. government agency

obligations and foreign government obligations

that are
valued using pricing provided by brokers or pricing

service companies that are corroborated with

market
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
September 30, 2020 December 31, 2019
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Assets
Investment in Cenovus Energy $
809
-
-
809
2,111
-
-
2,111
Investments in debt securities
21
461
-
482
25
216
-
241
Commodity derivatives
173
117
11
301
172
114
36
322
Total assets $
1,003
578
11
1,592
2,308
330
36
2,674
Liabilities
Commodity derivatives $
173
89
15
277
174
115
22
311
Total liabilities $
173
89
15
277
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
Millions of Dollars
Amounts Subject to Right of Setoff
Gross Amounts Not Gross Net
Amounts Subject to Gross Amounts Amounts Cash Net
Recognized Right of Setoff
Amounts
Offset Presented Collateral Amounts
September 30, 2020
Assets $
301
1
300
204
96
5
91
Liabilities
277
-
277
204
73
7
66
December 31, 2019
Assets $
322
3
319
193
126
4
122
Liabilities
311
4
307
193
114
12
102
At September 30, 2020 and December 31, 2019,

we did not present any amounts gross on our consolidated
balance sheet where we had the right of setoff.

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
●

Commercial paper: The carrying amount of our

commercial paper instruments approximates

fair value
and is reported on the balance sheet as short-term

debt.

See Note 9—Debt, for additional information.

The following table summarizes the net fair

value of financial instruments (i.e., adjusted

where the right of
setoff exists for commodity derivatives):
Millions of Dollars
Carrying Amount Fair Value
September 30 December 31 September 30 December 31
2020 2019 2020 2019
Financial assets
Investment in Cenovus Energy $
809
2,111
809
2,111
Commodity derivatives
92
125
92
125
Investments in debt securities
482
241
482
241
Total loans and advances—related parties
219
339
219
339
Financial liabilities
Total debt, excluding finance leases
14,482
14,175
18,827
18,108
Commodity derivatives
66
106
66
106

Note 15—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the

equity section of our consolidated balance

sheet included:
Millions of Dollars
Defined
Benefit Plans
Net
Unrealized
Gain on
Securities
Foreign
Currency
Translation
Accumulated
Other
Comprehensive
Loss
December 31, 2019 $
(350)
-
(5,007)
(5,357)
Other comprehensive income (loss)
(13)
2
(298)
(309)
September 30, 2020 $
(363)
2
(5,305)
(5,666)

The following table summarizes reclassifications

out of accumulated other comprehensive loss and into

net
income (loss):
Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Defined benefit plans $
30
36
46
66
The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $
7

million and $
12
million for the three-month periods ended September 30, 2020 and September 30, 2019, respectively, and $
11

million and $
22

million for the
nine-month periods ended September 30, 2020 and September 30, 2019,

respectively.

See Note 17—Employee Benefit Plans, for additional
information.

Note 16—Cash Flow Information
Millions of Dollars
Nine Months Ended
September 30
2020 2019
Cash Payments
Interest $
591
614
Income taxes
803
2,210
Net Sales (Purchases) of Investments
Short-term investments purchased $
(9,662)
(1,894)
Short-term investments sold
8,776
1,229
Long-term investments purchased
(271)
-
Long-term investments sold
68
-
$
(1,089)
(665)

Note 17—Employee Benefit Plans
Pension and Postretirement Plans
Millions of Dollars
Pension Benefits Other Benefits
2020 2019 2020 2019
U.S. Int'l. U.S. Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost $
21
14
20
19
1
1
Interest cost
17
21
21
25
2
1
Expected return on plan assets
(21)
(37)
(18)
(34)
-
-
Amortization of prior service credit
-
(1)
-
-
(7)
(7)
Recognized net actuarial loss (gain)
12
5
13
7
1
(1)
Settlements
27
-
37
-
-
-
Curtailments
-
-
-
(1)
-
-
Net periodic benefit cost $
56
2
73
16
(3)
(6)
Nine Months Ended September 30
Service cost $
63
41
59
56
2
1
Interest cost
51
63
63
77
5
6
Expected return on plan assets
(63)
(108)
(54)
(104)
-
-
Amortization of prior service credit
-
(1)
-
(1)
(23)
(24)
Recognized net actuarial loss (gain)
37
16
39
23
1
(2)
Settlements
28
(1)
54
-
-
-
Curtailments
-
-
-
(1)
-
-
Net periodic benefit cost $
116
10
161
50
(15)
(19)

The components of net periodic benefit cost, other

than the service cost component, are included in

the “Other
expenses” line item on our consolidated income statement.

During the first nine months of 2020, we contributed

$
87

million to our domestic benefit plans and $
57

million
to our international benefit plans.

In 2020, we expect to contribute a total of approximately

$
135

million to
our domestic qualified and nonqualified pension

and postretirement benefit plans and $
65

million to our
international qualified and nonqualified pension

and postretirement benefit plans.

During the three-month period ended September

30, 2020, lump-sum benefit payments exceeded

the sum of
service and interest costs for the year for the U.S.

qualified pension plan.

As a result, we recognized a
proportionate share of prior actuarial losses from

other comprehensive income as pension settlement

expense
of $
27

million.

In conjunction with the recognition of pension

settlement expense, the fair market values of
the pension plan assets were updated and the pension

benefit obligation of the plan was

remeasured as of
September 30, 2020.

At the measurement date, the net pension liability

increased by $
78

million, resulting in a
corresponding decrease to other comprehensive loss.

This is primarily a result of a decrease in the discount
rate and reduced long-term lump sum rate assumptions

offset by better actual return on assets compared with
the expected return.

Note 18—Related Party Transactions
Our related parties primarily include equity method

investments and certain trusts for the benefit

of
employees.

For disclosures on trusts for the benefit

of employees, see Note 17—Employee Benefit

Plans.
Significant transactions with our equity affiliates were:
Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Operating revenues and other income $
21
23
59
70
Purchases
-
-
-
38
Operating expenses and selling, general and administrative
expenses
16
19
43
47
Net interest income*
(1)
(3)
(5)
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
2020 2019 2020 2019
Revenue from contracts with customers $
3,078
6,240
9,908
19,932
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative
1,280
1,529
3,432
4,981
Financial derivative contracts
28
(13)
(47)
(54)
Consolidated sales and other operating revenues $
4,386
7,756
13,293
24,859

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
Lower 48 $
1,018
1,099
2,692
3,823
Canada
152
86
452
427
Europe, Middle East and North Africa
110
344
288
731
Physical contracts meeting the definition of a derivative $
1,280
1,529
3,432
4,981

Millions of Dollars

Three Months Ended
Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Revenue from Outside the Scope of ASC Topic 606
by Product
Crude oil $
100
266
218
619
Natural gas
1,042
1,159
2,895
4,022
Other
138
104
319
340
Physical contracts meeting the definition of a derivative $
1,280
1,529
3,432
4,981

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

Receivables and Contract Liabilities
Receivables from Contracts with Customers
At September 30, 2020, the “Accounts and notes

receivable” line on our consolidated balance sheet,

includes
trade receivables of $
1,338

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

Millions of Dollars
Contract Liabilities
At December 31, 2019 $
80
Contractual payments received
8
At September 30, 2020 $
88
Amounts Recognized in the Consolidated Balance

Sheet at September 30, 2020
Current liabilities $
47
Noncurrent liabilities
41
$
88

We expect to recognize the contract liabilities as of September 30, 2020, as revenue during 2021 and 2022.

There were
no

revenues recognized for the three- and nine-month

periods ended September 30, 2020.

Note 20—Segment Disclosures and Related Information

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide
basis.

We manage our operations through
six

operating segments, which are primarily defined

by geographic
region: Alaska; Lower 48; Canada; Europe,

Middle East and North Africa; Asia Pacific

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

Effective with the third quarter of 2020, we have restructured our segments to align with changes to our
internal organization.

The Middle East business was realigned from

the Asia Pacific and Middle East segment
to the Europe and North Africa segment.

The segments have been renamed the Asia Pacific

segment and the
Europe, Middle East and North Africa segment.

We have revised segment information disclosures and
segment performance metrics presented within

our results of operations for the current and prior

comparative
periods.

Analysis of Results by Operating Segment
Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Sales and Other Operating Revenues
Alaska $
864
1,296
2,396
4,129
Intersegment eliminations
(30)
-
(11)
-
Alaska
834
1,296
2,385
4,129
Lower 48
2,323
3,728
6,859
11,690
Intersegment eliminations
(9)
(10)
(47)
(33)
Lower 48
2,314
3,718
6,812
11,657
Canada
348
633
1,026
2,173
Intersegment eliminations
(20)
(273)
(200)
(858)
Canada
328
360
826
1,315
Europe, Middle East and North Africa
432
1,225
1,320
4,084
Asia Pacific
477
1,085
1,930
3,458
Other International
1
-
5
-
Corporate and Other
-
72
15
216
Consolidated sales and other operating revenues $
4,386
7,756
13,293
24,859
Sales and Other Operating Revenues by Geographic

Location
(1)
United States $
3,148
5,085
9,209
15,996
Australia
-
412
605
1,282
Canada
328
360
826
1,315
China
161
191
374
593
Indonesia
167
223
503
654
Libya
6
288
50
809
Malaysia
148
258
447
928
Norway
358
632
1,046
1,781
United Kingdom
68
305
224
1,494
Other foreign countries
2
2
9
7
Worldwide consolidated $
4,386
7,756
13,293
24,859
Sales and Other Operating Revenues by Product
Crude oil $
2,321
4,612
6,981
14,006
Natural gas
1,509
1,799
4,354
6,717
Natural gas liquids
129
156
364
607
Other
(2)
427
1,189
1,594
3,529
Consolidated sales and other operating revenues by

product
$
4,386
7,756
13,293
24,859
(1) Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2) Includes LNG and bitumen.

Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Net Income (Loss) Attributable to ConocoPhillips
Alaska $
(16)
306
(76)
1,152
Lower 48
(78)
26
(880)
425
Canada
(75)
51
(270)
273
Europe, Middle East and North Africa
92
2,171
318
3,050
Asia Pacific
25
443
945
1,220
Other International
(8)
73
14
285
Corporate and Other
(390)
(14)
(1,980)
64
Consolidated net income (loss) attributable

to ConocoPhillips
$
(450)
3,056
(1,929)
6,469

Millions of Dollars
September 30 December 31
2020 2019
Total Assets
Alaska $
15,910
15,453
Lower 48
12,196
14,425
Canada
6,581
6,350
Europe, Middle East and North Africa
8,420
9,269
Asia Pacific
11,359
13,568
Other International
300
285
Corporate and Other
8,391
11,164
Consolidated total assets $
63,157
70,514

Note 21—Income Taxes

Our effective tax rate was
12

percent in the three-month periods ended September

30, 2020 and 2019.

Both
periods were primarily impacted by shifts

in our before-tax income between higher and

lower tax jurisdictions
as well as the change in our U.S. valuation allowance

driven by the fair value measurement of our Cenovus
Energy common shares.

The three-month period ended September 30, 2019

was also impacted by the
recognition of certain tax incentives in Malaysia.

Our effective tax rates for the nine-month periods ended

September 30, 2020 and 2019 were
8

percent and
21
percent,

respectively.

The nine-month period ended September 30, 2020

was impacted by the same items
noted above.

Additionally, the nine-months ended September 30, 2020 was impacted by the gain on
disposition recognized for our Australia-West assets of $
587

million with an associated tax benefit of $
10
million, the de-recognition of $
92

million of deferred tax assets recorded as income

tax expense as a result of
this divestiture, and a $
48

million refund from the Alberta Tax and Revenue Administration.

The nine-month
period ended September 30, 2019 was impacted

by the same items noted above in addition to

a benefit of $
262
million related to the recognition of a U.S. capital

loss benefit from our U.K. entity disposition.

As a result of the COVID-19 pandemic and the

resulting economic uncertainty, many countries in which we
operate, including Australia, Canada, Norway and

the U.S., have enacted responsive tax legislation.

During
the second quarter, Norway enacted legislation to accelerate the recovery of capital expenditures and allow
immediate monetization of tax losses.

As a result, in the second quarter of 2020,

we recorded an increase to
our net deferred tax liability of $
120

million and a decrease to our accrued income

and other taxes liability of
$
124

million.

Legislation in other jurisdictions did not have

a material impact to ConocoPhillips.

During the three-

and nine-month periods ended September 30, 2020,

our valuation allowance increased by
$
33

million and $
264

million, respectively.

The change to our U.S. valuation allowance

for both periods
relates primarily to the fair value measurement of our

Cenovus Energy common shares and our expectation

of
the tax impact related to incremental capital

gains and losses.

Note 22—Announced Acquisition of Concho

Resources Inc.

On
October 19, 2020
, we announced a definitive agreement (the

Merger Agreement) to acquire
Concho
Resources Inc.

(Concho) in an all-stock transaction valued

at $
9.7

billion based upon closing share prices on
October 16, 2020.

Under the terms of the transaction,

which has been unanimously approved by the board

of
directors of each company, each share of Concho common stock will be exchanged for a fixed ratio of
1.46
shares of ConocoPhillips common stock.

We will also assume the debt balances of Concho, which were
approximately $
3.9

billion at September 30, 2020.

The transaction is anticipated to close in the first

quarter of 2021, subject to the approval

of both
ConocoPhillips and Concho shareholders,

regulatory clearance, and other customary

closing conditions.

If the
Merger Agreement is terminated under certain circumstances,

we may be required to pay a termination fee of
$
450

million, including if the proposed Merger is terminated

because our board of directors has changed its
recommendation in respect of the stockholder

proposal relating to the Merger.

In addition, we may be required
to reimburse Concho for its expenses in an amount

equal to $
142.5

million if the Merger Agreement is
terminated because of a failure of our stockholders

to approve the stockholder proposal.

See Item 1A. “Risk
Factors” for further discussion of risks related

to the Concho acquisition.

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

BUSINESS ENVIRONMENT AND EXECUTIVE

OVERVIEW

ConocoPhillips is an independent E&P company

with operations and activities in 15 countries.

Our diverse,
low cost of supply portfolio includes resource-rich

unconventional plays in North America;

conventional
assets in North America, Europe and Asia; LNG

developments; oil sands assets in Canada;

and an inventory of
global conventional and unconventional exploration

prospects.

At September 30, 2020, we employed
approximately 9,800 people worldwide and had

total assets of $63 billion.

Announced Acquisition of Concho Resources Inc.

and Paris-Aligned

Climate Risk Strategy

On October 19, 2020, we announced entry into

a definitive agreement to acquire Concho

Resources Inc.
(Concho) in an all-stock transaction valued at $9.7

billion based upon closing share prices

on October 16,
2020.

Under the terms of the transaction, each outstanding

share of common stock of Concho will

be
converted into the right to receive 1.46 shares of ConocoPhillips common stock.

We will also assume the debt
balances of Concho, which were approximately $3.9

billion at September 30, 2020.

The combined companies
are expected to capture $500 million of annual

cost and capital savings by 2022, which

would be sourced from
lower general and administrative costs and a reduction

in our future global new ventures exploration

program.

The transaction is anticipated to close in the first

quarter of 2021, subject to the approval

of both
ConocoPhillips and Concho shareholders, regulatory

clearance, and the satisfaction or waiver of

other
customary closing conditions.

See Item 1A. “Risk Factors” for further

discussion of risks related to the
Concho acquisition.

We also announced the adoption of a Paris-aligned climate risk framework as part of our continued
commitment to ESG excellence.

This comprehensive climate risk strategy

should enable us to sustainably
meet global energy demand while delivering competitive

returns through the energy transition.

We have set a
target to reduce our gross operated (scope 1 and 2) emissions intensity by 35 to 45 percent from 2016 levels

by
2030, with an ambition to achieve net zero by

2050 for operated emissions.

We are advocating for reduction
of scope 3 end-use emissions intensity through

our support for a U.S. carbon price and reaffirmed

our
commitment to the Climate Leadership Council.

We have joined the World

Bank Flaring Initiative to work
towards zero routine flaring of gas by 2030.

We are committed to take ESG leadership to the next level as the first U.S.-based oil and gas company to adopt a Paris-aligned climate risk strategy.

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

The OPEC plus agreement spans from May 2020

until April 2022, with the volume
of production cuts easing over time.

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

The extreme volatility
experienced in the first half of the year settled down

in the third quarter, with crude oil prices stabilizing

around $40 per barrel.

Since the start of the severe downturn, we have closely

monitored the market and taken prudent actions in
response to this situation.

We entered the year in a position of relative strength, with cash and cash equivalents of more than $5 billion, short-term investments

of $3 billion, and an undrawn credit facility

of $6 billion,
totaling approximately $14 billion in available

liquidity.

Additionally, we had several entity and asset sales
agreements in place, which generated $1.3 billion

in proceeds from dispositions during the first

nine-months of
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

$600 million and suspension of our share repurchase

program.

These actions will decrease uses of cash by approximately

$5 billion in 2020.

We also established a
framework for evaluating and implementing economic

production curtailments considering the weakness in

oil
prices during the second quarter of 2020, which resulted

in taking an additional significant step of voluntarily
curtailing production, predominantly from

operated North American assets.

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
quarter around $40 per barrel.

Based on our economic criteria, we began restoring

production from voluntary
curtailments in July, and with oil stabilizing around $40 per barrel, we ended our curtailment program during
the third quarter.

Curtailments in the third quarter averaged approximately

90 MBOED, with 65 MBOED
attributable to the Lower 48 and 15 MBOED to

Surmont.

In August 2020, we completed the agreement

to acquire additional Montney acreage for cash

consideration of
approximately $382 million,

subject to customary post-closing adjustments.

As part of the agreement, we
assumed approximately $31 million in financing

obligations for associated partially owned infrastructure.

This
acquisition consisted primarily of undeveloped properties

and included

140,000 net acres in the liquids-rich
Inga Fireweed asset Montney zone, which is

directly adjacent to our existing Montney position.

We now have
a Montney acreage position of 295,000 net acres

with a 100 percent working interest.

On September 30, 2020, we announced our intent

to resume share repurchases; however, we recently
announced the pending acquisition of Concho and

our suspension of share repurchases until

after the
transaction closes.

We ended the third quarter with over $12 billion of liquidity, comprised of $2.5 billion in cash and cash equivalents, $4.0 billion in short-term

investments, and available borrowings under our credit
facility of $5.7 billion.

On October 9, 2020, we announced an increase

to our quarterly dividend from 42 cents
per share to 43 cents per share.

The dividend is payable on December 1, 2020

to shareholders of record as of
October 19, 2020.

Our expectation is that commodity prices will

remain cyclical and volatile, and a successful

business strategy
in the E&P industry must be resilient in

lower price environments, at the same time retaining

upside during
periods of higher prices.

While we are not impervious to current market

conditions, our decisive actions over
the last several years of focusing on free cash flow generation,

high-grading our asset base, lowering the cost
of supply of our investment resource portfolio,

and strengthening our balance sheet have

put us in a strong
relative position compared to our independent E&P

peers.

Although recent prices have been volatile, we
remain committed to our core value proposition

principles, namely, to focus on financial returns, maintain a strong balance sheet, deliver compelling returns

of capital, and maintain disciplined capital

investments.

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

A portion of our office
staff have continued to work successfully remotely, with offices around the world carefully designing and
executing a flexible, phased reentry, following national, state and local guidelines.

These mitigation measures
have thus far been effective at reducing business operation

disruptions.

Workforce health and safety remains
the overriding driver for our actions and we have

demonstrated our ability to adapt to local

conditions as
warranted.

The marketing and supply chain side of our business

has also adapted in response to COVID-19.

Our
commercial organization managed transportation commitments

during our voluntary curtailment program.

Our supply chain function is proactively working

with vendors to ensure the continuity of our business
operations, monitor distressed service and materials

providers, capture deflation opportunities, and pursue

cost
reduction efforts.

Operationally, we remain focused on safely executing the business.

In the third quarter of 2020, production

of
1,067 MBOED generated cash provided by operating

activities of $0.9 billion.

We invested $1.1 billion into
the business in the form of capital expenditures, including

$0.4 billion of acquisition capital, and paid
dividends to shareholders of $0.5 billion.

Production decreased 299 MBOED or 22 percent

in the third quarter
of 2020, compared to the third quarter of 2019.

Adjusting for estimated curtailments of approximately

90
MBOED, closed acquisitions and dispositions

and Libya, third quarter 2020 production

would have been 1,155
MBOED, a decrease of 46 MBOED or 4 percent

compared with the third quarter of 2019.

This decrease was
primarily due to normal field decline, partly offset by new

wells online in the Lower 48, Canada and China.

Production from Libya averaged 1 MBOED as it

remained in force majeure during the third

quarter.

Force
majeure was lifted in October and plans to resume

production and exports are ongoing.

-

1

2

3

4

20

40

60

80
Q3'18 Q4'18 Q1'19 Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20
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

Brent crude oil prices averaged $43.00 per barrel

in the third quarter of 2020,

a decrease of 31 percent
compared with $61.94 per barrel in the third

quarter of 2019.

WTI at Cushing crude oil prices averaged
$40.93 per barrel in the third quarter of 2020,

a decrease of 27 percent compared with

$56.44 per barrel in the
third quarter of 2019.

Oil prices are lower due to high inventory levels

and contractions in economic activity
due to COVID-19 restrictions.

Henry Hub natural gas prices averaged $1.98

per MMBTU in the third quarter of 2020,

a decrease of 11
percent compared with $2.23 per MMBTU in the third

quarter of 2019.

Current period Henry Hub prices are
depressed due to high storage levels and seasonally

weak demand.

Our realized bitumen price averaged $15.87 per barrel

in the third quarter of 2020, a decrease of 51

percent
compared with $32.54 per barrel in the third

quarter of 2019.

The decrease in the third quarter of 2020 was
driven by a lower blend price for Surmont sales, largely attributed to a weaker WTI price and a narrower
spread between the local market and U.S. sales

points, which challenged both pipeline and rail

economics.

In
addition, we incurred unutilized transportation

costs which negatively impacted our realized

bitumen price.

Our total average realized price was $30.94 per

BOE in the third quarter of 2020, compared with

$47.07 per
BOE in the third quarter of 2019.

Key Operating and Financial Summary

Significant items during the third quarter of 2020

and recent announcements included the following:

●

Produced 1,066 MBOED excluding Libya in the third

quarter;

curtailed approximately 90 MBOED.
●

Distributed $0.5 billion in dividends and announced

an increase to the quarterly dividend.
●

Ended the quarter with cash, cash equivalents and

restricted cash totaling $2.8

billion and short-term
investments of $4.0 billion.

●

As part of a commitment to ESG excellence, announced

adoption of a Paris-aligned climate risk
framework to achieve net zero

operated emissions by 2050.
●

Completed bolt-on acquisition of adjacent acreage

in the liquids-rich Montney in Canada for $0.4
billion.
●

Announced agreement to acquire Concho in an

all-stock transaction for 1.46 shares of ConocoPhillips
common stock per share of Concho.

Outlook

Capital and Production
In February 2020, we announced 2020 operating

plan capital of $6.5 billion to $6.7 billion.

In response to the
oil market downturn earlier this year, we announced capital

expenditure reductions totaling $2.3 billion.

Full
year 2020 operating plan capital is now expected

to be $4.3 billion.

This does not include approximately $0.5
billion of capital for acquisitions completed during

the year, of which $0.4 billion was for bolt-on acreage in
the liquids rich area of the Montney.

Fourth quarter 2020 production is expected to

be 1,125 to 1,165 MBOED, resulting in anticipated

full-year
2020 production of 1,115 to 1,125 MBOED.

This outlook excludes Libya.

Depreciation, Depletion and Amortization
DD&A expense was $4.0 billion in the nine-month

period of 2020.

Proved reserves estimates were updated

in
the interim periods of 2020 utilizing trailing

twelve-month oil and gas prices, which increased DD&A

expense
in the nine-month period of 2020 by approximately

$195 million before-tax.

If oil and gas prices persist at
depressed levels, our reserve estimates may

decrease further, which could incrementally increase the rate used to determine DD&A expense on our unit-of-production

method properties.

Impairments
In October 2020, we announced an agreement to acquire

Concho, thereby significantly expanding our
unconventional acreage position in the Permian Basin.

The planned addition of unproved properties

in the
Delaware and Midland Basins would reduce our

need for resource additions through organic exploration,

and
we expect to decrease capital allocated to our global

new ventures exploration program going forward.

An
evaluation of our exploration program is ongoing

and may result in future impairments.

This transaction is
anticipated to close in the first

quarter of 2021, subject to the approval of both ConocoPhillips and Concho
shareholders, regulatory clearance, and other customary

closing conditions.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-

and nine-month periods ended September 30,
2020, is based on a comparison with the corresponding periods of 2019.

Effective with the third quarter of 2020, we have restructured our segments to align with changes to our
internal organization.

The Middle East business was realigned from the Asia Pacific and Middle East segment
to the Europe and North Africa segment.

The segments have been renamed the Asia Pacific segment

and the
Europe, Middle East and North Africa segment.

We have revised segment information disclosures and
segment performance metrics presented within our results of operations for the current and prior comparative
periods.

Consolidated Results

A summary of the company's net income (loss)

attributable to ConocoPhillips by business segment

follows:

Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Alaska $ (16) 306 (76) 1,152
Lower 48 (78) 26 (880) 425
Canada (75) 51 (270) 273
Europe, Middle East and North Africa 92 2,171 318 3,050
Asia Pacific 25 443 945 1,220
Other International (8) 73 14 285
Corporate and Other (390) (14) (1,980) 64
Net income (loss) attributable to ConocoPhillips $ (450) 3,056 (1,929) 6,469

Net income (loss) attributable to ConocoPhillips

in the third quarter of 2020 decreased $3,506 million.

Earnings were negatively impacted by:

●

The absence of a $1.8 billion after-tax gain associated

with the completion of the sale of two
ConocoPhillips U.K. subsidiaries.
●

Lower realized commodity prices.
●

Lower sales volumes, primarily due to normal field

decline, production curtailments across our

North
American operated assets and the divestiture of our

U.K. assets in the third quarter of 2019 and
Australia-West assets in the second quarter of 2020.
●

A $162 million after-tax unrealized loss on our Cenovus

Energy (CVE) common shares in the third
quarter of 2020, as compared to a $116 million after-tax gain on those shares in the third quarter of
2019.

●

Lower equity in earnings of affiliates, primarily due to

lower LNG sales prices.
●

The absence of a $164 million income tax benefit

related to deepwater incentive tax credits

recognized
for Malaysia Block G.

Third quarter 2020 net income decreases were partly

offset by:

●

Lower production and operating expenses, primarily

due to the absence of costs related to our U.K.
and Australia-West divestitures and decreased wellwork and transportation costs resulting from
production curtailments across our North American

operated assets.
●

Lower exploration expenses, primarily

due to the absence of $186 million after-tax of leasehold
impairment and dry hole costs associated with

our decision to discontinue exploration

activities in the
Central Louisiana Austin Chalk trend.

●

Lower DD&A, primarily due to lower volumes resulting

from production curtailments and our

Australia-West divestiture, partly offset by higher DD&A rates due to price-related downward reserve revisions.

Net income (loss) attributable to ConocoPhillips

in the nine-month period ended September 30, 2020,
decreased $8,398 million.

Earnings were negatively impacted by:

●

Lower realized commodity prices.
●

Lower sales volumes, primarily due to normal field

decline, production curtailments across our

North
American operated assets and the divestiture of

our U.K. assets in the third quarter of 2019

and our
Australia-West assets in the second quarter of 2020.
●

The absence of a $2.1

billion after-tax gain associated with the completion

of the sale of two
ConocoPhillips U.K. subsidiaries.

●

A $1.3 billion after-tax unrealized loss on our CVE

common shares in the nine-month period of 2020,
as compared to a $0.5 billion after-tax gain on those

shares in the nine-month period of 2019.

●

Higher impairments of approximately $400 million

after-tax, primarily related to non-core gas assets
in our Lower 48 segment.
●

The absence of other income of $317 million after-tax

related to our settlement agreement with
PDVSA.
●

Lower equity in earnings of affiliates, primarily due to

lower LNG sales prices, partly offset by the
absence of $120 million after-tax of impairments

to equity method investments.

The decreases in earnings in the nine-month period

ended September 30, 2020,

were partly offset by:

●

A $597 million after-tax gain on dispositions related

to our Australia-West divestiture.

●

Lower production and operating expenses, primarily

due to decreased wellwork and transportation
costs resulting from production curtailments across

our North American operated assets as well

as the
absence of costs related to our U.K. and Australia-West divestitures.
●

Lower DD&A expenses, primarily due to lower volumes

related to production curtailments and our
Australia-West and U.K. divestitures, partly offset by higher DD&A rates due to price-related downward reserve revisions.
●

Lower exploration expenses, primarily due

to the absence of $194 million after-tax of leasehold
impairment and dry hole costs associated with

our decision to discontinue exploration

activities in the
Central Louisiana Austin Chalk trend.

See the “Segment Results” section for additional

information.

Income Statement Analysis

Sales and other operating revenues for the three-

and nine-month periods of 2020 decreased

$3,370 million and
$11,566 million,

respectively, mainly due to lower realized commodity prices and lower sales volumes.

Sales
volumes decreased due to normal field decline,

production curtailments from our North American

operated
assets and the divestiture of our U.K. assets in

the third quarter of 2019 and our Australia-West assets in the second quarter of 2020.

Equity in earnings of affiliates for the three-

and nine-month periods of 2020 decreased

$255 million and $305
million,

respectively, primarily due to lower earnings from QG3 and APLNG as a result of lower LNG sales
prices.

Partly offsetting this decrease was the absence of impairments related to equity method investments in
our Lower 48 segment of $155 million in the

nine-month period of 2019.

Gain on dispositions for the three-

and nine-month periods of 2020 decreased $1,788

million and $1,333
million,

respectively, primarily due to the absence of a $1.8 billion before-tax gain associated with the
completion of the sale of two ConocoPhillips

U.K. subsidiaries.

Partly offsetting the decrease in the nine-
month period of 2020, was a $587 million before-tax

gain associated with our Australia-West divestiture.

For
more information related to our Australia-West divestiture,

see Note 4—Asset Acquisitions and Dispositions
in the Notes to Consolidated Financial Statements.

Other income (loss) for the third quarter of 2020

decreased $300 million, primarily

due to an unrealized loss of
$162 million before-tax on our CVE common shares

in the third quarter of 2020, and the absence

of a $116
million before-tax gain on those shares in the third

quarter of 2019.

Other income (loss) for the nine-month
period of 2020 decreased $2,119 million,

primarily due to an unrealized loss of $1,302

million before-tax on
our CVE common shares in the nine-month period

of 2020, and the absence of a $489 million

before-tax gain
on those shares in the nine-month period of 2019.

Additionally, other income (loss) in the nine-month period
of 2020 decreased due to the absence of $325 million

before-tax related to our settlement agreement with
PDVSA.

For discussion of our Cenovus Energy shares, see Note

6—Investment in Cenovus Energy, in the Notes to
Consolidated Financial Statements.

For discussion of our PDVSA settlement, see Note

12—Contingencies
and Commitments, in the Notes to Consolidated Financial

Statements.

Purchased commodities for the three- and nine-month

periods

of 2020 decreased $871 million and $3,429
million,

respectively, primarily due to lower natural gas and crude oil prices and lower crude oil and natural
gas volumes purchased.

Production and operating expenses for the three-

and nine-month periods of 2020 decreased

$368 million and
$837 million,

respectively, primarily due to decreased wellwork and transportation costs associated with
production curtailments across our North American

operated assets as well as the absence of costs

related to
our U.K. and Australia-West divestitures.

Additionally, in the nine-month period of 2020, production and operating expenses decreased due to lower legal

accruals in our Lower 48 and Other International

segments.

Selling, general and administrative expenses decreased

$120 million in the nine-month period of 2020,
primarily due to lower costs associated with compensation

and benefits, including mark to market impacts

of
certain key employee compensation programs.

Exploration expenses for the three- and nine-month

periods of 2020 decreased $235 million

and $182 million,
respectively, primarily due to the absence of a $141 million before-tax leasehold impairment expense due to
our decision to discontinue exploration activities

in the Central Louisiana Austin Chalk trend and lower

dry
hole costs in the Lower 48, primarily

related to this play; partly offset by higher dry hole expenses in

Alaska.

In addition to the items detailed above, in the nine-month

period of 2020, the decrease in exploration expenses
were partly offset by an unproved property impairment

and dry hole expenses related to the Kamunsu East
Field in Malaysia that is no longer in our development

plans and charges related to the early termination of the
Alaska winter exploration program.

DD&A for the three-

and nine-month periods of 2020 decreased

$155 million and $622 million, respectively,
mainly due to lower production volumes because of

production curtailments and the divestiture

of our
Australia-West asset, partly offset by higher DD&A rates due to price-related downward reserve revisions.

In
addition to the items detailed above, DD&A in the

nine-month period of 2020 decreased due to our

U.K.
divestiture, which met held-for-sale status in the

second quarter of 2019.

For more information regarding the
Australia-West divestiture, see Note 4—Asset Acquisitions and Dispositions in the Notes

to Consolidated
Financial Statements.

Impairments increased $495 million in

the nine-month period of 2020, primarily due to

a $511 million before-
tax impairment of certain non-core gas assets in

our Lower 48 segment because of a significant

decrease in the
outlook for natural gas prices.

See Note 8—Impairments in the Notes to Consolidated

Financial Statements,
for additional information.

Taxes other than income taxes for the three-

and nine-month periods of 2020 decreased

$58 million and $136
million, respectively, primarily due to lower commodity prices and sales volumes.

Foreign currency

transaction (gain) loss decreased $107 million

in the nine-month period of 2020,

resulting
from gains recognized from foreign currency derivatives

and other foreign currency remeasurements.

See
Note 13—Derivative and Financial Instruments

in the Notes to Consolidated Financial Statements,

for
additional information.

See Note 21—Income Taxes, in the Notes to Consolidated Financial Statements,

for information regarding our
income tax provision (benefit) and effective tax rate.

Summary Operating Statistics
Three Months Ended Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Average Net Production
Crude oil (MBD)
Consolidated operations 535 696 546 696
Equity affiliates 13 14 13 13
Total crude oil 548 710 559 709
Natural gas liquids (MBD)
Consolidated operations 89 106 97 106
Equity affiliates 8 8 7 8
Total natural gas liquids 97 114 104 114
Bitumen (MBD) 49 63 50 59
Natural gas (MMCFD)
Consolidated operations 1,201 1,795 1,353 1,783
Equity affiliates 1,034 1,076 1,042 1,043
Total natural gas* 2,235 2,871 2,395 2,826
Total Production (MBOED) 1,067 1,366 1,112 1,353
Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated operations $ 39.49 59.56 39.04 61.26
Equity affiliates 37.56 59.91 38.22 61.23
Total crude oil 39.45 59.57 39.02 61.26
Natural gas liquids (per bbl)
Consolidated operations 13.73 14.33 11.72 18.90
Equity affiliates 30.21 30.18 31.65 36.49
Total natural gas liquids 15.29 15.59 13.45 20.24
Bitumen (per bbl) 15.87 32.54 2.90 34.11
Natural gas (per MCF)
Consolidated operations 2.77 3.73 3.07 4.37
Equity affiliates 2.61 6.40 3.98 6.48
Total natural gas 2.70 4.74 3.47 5.17
Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical,
lease rental, and other $ 81 67 296 231
Leasehold impairment - 154 31 196
Dry holes 44 139 83 165
$ 125 360 410 592
*Represents quantities available for sale and excludes gas equivalent of natural gas liquids included above.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide
basis.

At September 30, 2020,

our operations were producing in the U.S., Norway, Canada, Australia,
Indonesia, China, Malaysia,

Qatar and Libya.

Total production decreased 299 MBOED or 22 percent in the third quarter of 2020,

primarily due to:

●

Normal field decline.
●

The divestiture of our U.K. assets in the third

quarter of 2019, our Australia-West assets in the second
quarter of 2020, and non-core Lower 48 assets in

the first quarter of 2020.
●

Production curtailments, primarily from

our North American operated assets.
●

Less production in Libya due to the forced shutdown

of the Es Sider export terminal and other

eastern
export terminals after a period of civil unrest.

The decrease in third quarter 2020 production was

partly offset by:

●

New wells online in the Lower 48, Canada and China.

Total production decreased 241 MBOED or 18 percent in the nine-month period of

2020,

primarily due to:

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

The decrease in production during the nine-month period

of 2020 was partly offset by:

●

New wells online in the Lower 48, Canada, Norway, Alaska and China.

Production excluding Libya was 1,066 MBOED in

the third quarter of 2020, a decrease

of 256 MBOED
compared with the same period of 2019.

Adjusting for estimated curtailments of approximately

90 MBOED,
closed acquisitions and dispositions and Libya, third

quarter 2020 production would have been 1,155

MBOED,
a decrease of 46 MBOED or 4 percent compared with

the third quarter of 2019.

This decrease was primarily
due to normal field decline,

partly offset by new wells online in the Lower 48, Canada

and China.

Production
from Libya averaged 1 MBOED as it remained in

force majeure during the third quarter.

Production excluding Libya was 1,108 MBOED in

the nine-month period of 2020, a decrease

of 202 MBOED
compared with the same period of 2019.

Adjusting for estimated curtailments of approximately

105 MBOED,
closed acquisitions and dispositions and Libya, nine-month

period 2020 production would have been 1,186
MBOED, an

increase of 6 MBOED compared with the same

period a year ago.

This increase was primarily
due to new wells online in the Lower 48, Canada,

Norway,

Alaska, and China, partly offset by normal field
decline.

Production from Libya averaged 4 MBOED

as it has been in force majeure for most

of the year.

Segment Results
Alaska
Three Months Ended Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Net income (loss) attributable to ConocoPhillips ($MM) $ (16) 306 (76) 1,152
Average Net Production
Crude oil (MBD) 184 190 179 200
Natural gas liquids (MBD) 14 11 15 15
Natural gas (MMCFD) 14 6 10 7
Total Production (MBOED) 201 202 195 216
Average Sales Prices
Crude oil ($ per bbl) $ 40.88 62.78 41.92 64.34
Natural gas ($ per MCF) 2.48 3.01 2.71 3.23

The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas.

As of September 30, 2020, Alaska contributed

28 percent of our consolidated liquids production

and less than
1 percent of our consolidated natural gas production.

Earnings from Alaska decreased $322 million

in the third quarter of 2020,

primarily driven by lower realized
crude oil prices and higher DD&A expense due

to increased DD&A rates from price-related

downward reserve
revisions.

Partly offsetting the decrease in earnings were lower production and operating expenses, primarily
at the Greater Prudhoe Area.

Earnings from Alaska decreased $1,228 million

in the nine-month period of 2020, primarily

driven by lower
realized crude oil prices and lower sales volumes

due to production curtailments at our

operated assets on the
North Slope—the Greater Kuparuk Area (GKA)

and Western North Slope (WNS).

Partly offsetting the
earnings decrease was lower production and

operating expenses primarily associated with

lower transportation
and terminaling costs as well as lower wellwork

across our assets.

Average production decreased 1 MBOED in the third quarter of 2020, primarily due to normal field decline,
partly offset by lower planned downtime and new wells

online.

Average production decreased 21 MBOED in
the nine-month period of 2020, primarily due to

normal field decline and curtailments at

our operated assets on
the North Slope—GKA and WNS, partly offset by new

wells online.

Curtailment Update
Based on our economic criteria, we restored curtailed

production in Alaska during July.

Lower 48
Three Months Ended Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Net Income (Loss) Attributable to ConocoPhillips

($MM)
$ (78) 26 (880) 425
Average Net Production
Crude oil (MBD) 197 277 211 264
Natural gas liquids (MBD) 68 84 74 80
Natural gas (MMCFD) 566 649 577 604
Total Production (MBOED) 359 469 381 444
Average Sales Prices
Crude oil ($ per bbl) $ 36.43 54.38 34.02 55.63
Natural gas liquids ($ per bbl) 13.51 13.04 10.96 17.03
Natural gas ($ per MCF) 1.63 1.80 1.45 2.19

The Lower 48 segment consists of operations located

in the U.S. Lower 48 states, as well as producing
properties in the Gulf of Mexico.

As of September 30, 2020, the Lower 48 contributed

41 percent of our
consolidated liquids production and 43 percent

of our consolidated natural gas production.

Earnings from the Lower 48 decreased $104 million

in the third quarter of 2020,

primarily due to lower sales
volumes due to normal field decline and production

curtailments and lower realized crude oil

prices.

Partly
offsetting this decrease in earnings were lower exploration

expenses due to the absence of $186 million

after-
tax of leasehold impairment and dry hole costs

associated with our decision to discontinue

exploration
activities in the Central Louisiana Austin Chalk

trend; lower DD&A expense due to lower volumes,

partly
offset by higher DD&A rates due to price-related reserve

revisions; and higher other income due to a favorable
$70 million after-tax settlement.

Earnings from the Lower 48 decreased $1,305

million in the nine-month period of 2020,

primarily due to
lower realized crude oil,

NGL and natural gas prices;

lower crude oil sales volumes due to normal

field decline
and production curtailments;

and a $399 million after-tax impairment related

to certain non-core gas assets in
the Wind River Basin operations area.

Partly offsetting this decrease in earnings was the

absence of $194
million after-tax of leasehold impairment

and dry hole costs associated with our decision

to discontinue
exploration activities in the Central Louisiana

Austin Chalk trend; lower DD&A expense due to

lower
volumes, partly offset by higher DD&A rates due to price-related reserve revisions; and the absence of $120
million of impairments in equity method investments.

See Note 8—Impairments and Note 14—Fair

Value
Measurement in the Notes to Consolidated Financial

Statements, for additional information

related to the Wind
River Basin operations area impairment.

Total average production decreased 110 MBOED and 63 MBOED in the three-

and nine-month periods of
2020, respectively, primarily due to normal field decline and production curtailments.

Partly offsetting the
production decrease was new production from unconventional

assets in the Eagle Ford, Permian and Bakken.

Curtailment Update
The third quarter 2020 production impact from

curtailments in the Lower 48 was estimated

to be 65 MBOED.

Based on our economic criteria, we began restoring

curtailed volumes in July and ended

our curtailment
program by the end of the third quarter.

Canada
Three Months Ended Nine Months Ended
September 30 September 30
2020* 2019** 2020* 2019**
Net Income (Loss) Attributable to ConocoPhillips ($MM) $ (75) 51 (270) 273
Average Net Production
Crude oil (MBD) 6 1 4 1
Natural gas liquids (MBD) 2 - 2 -
Bitumen (MBD) 49 63 50 59
Natural gas (MMCFD) 43 9 35 8
Total Production (MBOED) 64 66 62 62
Average Sales Prices
Crude oil ($ per bbl) $ 25.16 - 19.84 -
Natural gas liquids ($ per bbl) 5.99 - 3.60 -
Bitumen ($ per bbl) 15.87 32.54 2.90 34.11
Natural gas ($ per MCF) 0.71 - 0.91 -
*Average sales prices include unutilized transportation costs.
**Average prices for sales of bitumen excludes additional value realized from the purchase and sale of third-party volumes for optimization of our pipeline capacity between Canada and the U.S. Gulf Coast.

Our Canadian operations mainly consist of an oil

sands development in the Athabasca Region of

northeastern
Alberta and a liquids-rich unconventional play

in western Canada.

As of September 30, 2020, Canada
contributed 8 percent of our consolidated liquids

production and 3 percent of our consolidated

natural gas
production.

Earnings from Canada decreased $126 million

and $543 million,

respectively, in the three-

and nine-month
periods of 2020, primarily due to lower bitumen

and crude oil price realizations,

lower sales volumes related to
production curtailments,

higher DD&A expense associated with increased

production from the Montney and
price-related reserve revisions, and lower gain on

dispositions related to the absence of

contingent payments.

Partly offsetting the decreases in earnings in both periods

were higher sales volumes from new wells online

at
Montney.

Total average production decreased 2 MBOED in the third quarter of 2020, primarily due to production
curtailments and a planned turnaround at Surmont,

partly offset by new wells online at Montney.

Total
average production was flat in the nine-month period

of 2020, with production decreases from curtailments

at
Surmont offset by new wells online at Montney and lower

planned downtime at Surmont.

Curtailment Update
The third quarter 2020 production impact from

curtailments in Canada was estimated to be 15 MBOED

net.

Based on our economic criteria, we began to restore

curtailed production at Surmont in July and ended

our
voluntary curtailment program by the end of the third

quarter.

Completed Acquisition
In August 2020, we completed the agreement

to acquire additional Montney acreage for cash

consideration of
approximately $382 million, subject to customary

post-closing adjustments.

As part of the agreement, we
assumed approximately $31 million in financing

obligations for associated partially owned infrastructure.

This
acquisition consisted primarily of undeveloped properties

and included

140,000 net acres in the liquids-rich
Inga Fireweed asset Montney zone, which is directly

adjacent to our existing Montney position.

We now have
a Montney acreage position of 295,000 net acres

with a 100 percent working interest.

Europe, Middle East and North Africa
Three Months Ended Nine Months Ended
September 30 September 30
2020 2019
*
2020 2019
*
Net Income Attributable to ConocoPhillips ($MM) $ 92 2,171 318 3,050
Consolidated Operations
Average Net Production
Crude oil (MBD) 77 149 82 143
Natural gas liquids (MBD) 5 7 5 7
Natural gas (MMCFD) 256 473 276 531
Total Production (MBOED) 125 235 133 238
Average Sales Prices
Crude oil ($ per bbl) $ 41.79 63.47 43.72 65.17
Natural gas liquids ($ per bbl) 23.50 23.20 20.01 28.65
Natural gas ($ per MCF) 2.40 3.60 2.85 4.98
*Prior periods have been updated to reflect the Middle East Business Unit moving from Asia Pacific to the

Europe, Middle East and North
Africa segment.

See Note 20
—
Segment Disclosures and Related Information in the Notes to Consolidated Financial Statements

for additional
information.

The Europe,

Middle East and North Africa segment consists

of operations principally located in the Norwegian
sector of the North Sea and the Norwegian Sea,

Qatar, Libya and commercial operations in the U.K.

As of
September 30, 2020, our Europe,

Middle East and North Africa operations contributed

13 percent of our
consolidated liquids production and 20 percent

of our consolidated natural gas production.

Earnings for Europe,

Middle East and North Africa decreased by $2,079

million and $2,732 million in the
three- and nine-month periods of 2020, respectively, primarily due to impacts associated with our U.K.
divestiture in 2019.

We recorded a $1.8 billion and $2.1 billion after-tax gain in the three-and nine-month periods of 2019, respectively, associated with the completion of the sale of two

ConocoPhillips U.K.
subsidiaries.

In addition to the items detailed above, earnings

in both periods decreased due to lower equity

in
earnings of affiliates,

primarily due to lower LNG sales prices;

and lower realized crude oil prices in Norway.

Consolidated production decreased 110 MBOED and 105 MBOED

in the three-

and nine-month periods of
2020, respectively, primarily due to our U.K. disposition in the third quarter of

2019,

lower production in
Libya due to a cessation of production following

a period of civil unrest and normal field decline.

In addition
to the items detailed above, in the nine-month period

of 2020, the production decrease was partly

offset by new
wells online

in Norway.

Force Majeure in Libya
Production ceased February 12, 2020, due to a forced

shutdown of the Es Sider export terminal

and other
eastern export terminals after a period of civil unrest.

Force majeure was lifted on October 23, 2020.

Plans to
resume production and exports are ongoing.

Asia Pacific
Three Months Ended Nine Months Ended
September 30 September 30
2020 2019
*
2020 2019
*
Net Income Attributable to ConocoPhillips

($MM)
$ 25 443 945 1,220
Consolidated Operations
Average Net Production
Crude oil (MBD) 71 79 70 88
Natural gas liquids (MBD) - 4 1 4
Natural gas (MMCFD) 322 658 455 633
Total Production (MBOED) 125 193 147 198
Average Sales Prices
Crude oil ($ per bbl) $ 42.79 62.01 42.94 64.75
Natural gas liquids ($ per bbl) - 30.13 33.21 38.13
Natural gas ($ per MCF) 5.33 5.78 5.42 6.01
*Prior periods have been updated to reflect the Middle East Business Unit moving to the Europe, Middle East and North Africa segment.

See
Note 20—Segment Disclosures and Related Information in the Notes to Consolidated

Financial Statements for additional information.

The Asia Pacific segment has operations in China,

Indonesia, Malaysia and Australia.

As of September 30,
2020, Asia Pacific contributed 10 percent of our consolidated liquids production and 33 percent of our
consolidated natural gas production.

Earnings decreased $418 million in the third

quarter of 2020, mainly due to the sale of our disposed

Australia-
West assets;

the absence of a $164 million income tax benefit

related to deepwater incentive tax credits from

the
Malaysia Block G; and lower equity in earnings

of affiliates, primarily due to lower LNG sales prices.

Earnings decreased $275 million in the nine-month

period of 2020, primarily due to lower realized

crude oil and
natural gas prices; lower oil sales volumes, primarily

related to curtailments in Malaysia; lower equity in
earnings of affiliates, mainly due to lower LNG sales prices;

and the absence of a $164 million income tax
benefit related to deepwater incentive tax credits

from the Malaysia Block G.

The decrease was partly offset by
a $597 million after-tax gain on disposition related

to our Australia-West divestiture.

Consolidated production decreased 68 MBOED and

51 MBOED in the three-

and nine-month periods of 2020,
primarily due to the divestiture of our Australia-West assets, normal field decline, the expiration of the Panyu
production license in China and higher unplanned

downtime due to the rupture of a third-party

pipeline
impacting gas production from the Kebabangan

Field in Malaysia.

Partly offsetting these production decreases,
was new production from development activity

at Bohai Bay in China and Malaysia.

Asset Disposition
In the second quarter of 2020, we completed the divestiture

of our Australia-West assets and operations, and
based on an effective date of January 1, 2019, we received

proceeds of $765 million in May with an additional
$200 million due upon final investment

decision of the proposed Barossa development

project.

Production from
the beginning of the year through the disposition

date in May 2020 averaged 43 MBOED and proved

reserves
associated with the disposed assets was approximately

17 MMBOE at year-end 2019.

For additional information
related to this transaction, see Note 4—Asset Acquisitions

and Dispositions.

Other International
Three Months Ended Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Net Income (Loss) Attributable to ConocoPhillips ($MM) $ (8) 73 14 285

The Other International segment consists of exploration

and appraisal activities in Colombia and Argentina.

Earnings from our Other International operations

decreased $81 million and $271 million in

the three- and
nine-month periods of 2020, respectively.

The decrease in earnings was primarily due

to the absence of
recognizing $86 million and $317 million after-tax

in other income from a settlement award with PDVSA
associated with prior operations in Venezuela,

in the three-

and nine-month periods of 2019, respectively.

See
Note 12—Contingencies and Commitments in

the Notes to Consolidated Financial Statements,

for additional
information.

Corporate and Other
Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2020 2019 2020 2019
Net Income (Loss) Attributable to ConocoPhillips
Net interest expense $ (179) (123) (508) (450)
Corporate general and administrative expenses (50) (34) (90) (148)
Technology (8) 43 (16) 129
Other income (expense) (153) 100 (1,366) 533
$ (390) (14) (1,980) 64

Net interest expense consists of interest and financing

expense, net of interest income and capitalized

interest.

Net interest expense increased by $56 million

and $58 million in the three-and nine-month periods

of 2020,
respectively, primarily due to lower interest income related to lower cash and cash equivalent balances and
higher interest expense.

Corporate G&A expenses include compensation

programs and staff costs.

These expenses increased by $16
million and decreased by $58 million in the three-

and nine-month periods of 2020,

respectively, primarily due
to mark to market adjustments associated with certain

compensation programs.

Technology includes our investment in new technologies or businesses, as well as licensing revenues.

Activities are focused on both conventional and tight

oil reservoirs, shale gas, heavy oil, oil

sands, enhanced
oil recovery, as well as LNG.

Earnings from Technology decreased by $51 million and $145 million in the three-and nine-month periods

of 2020, respectively, primarily due to lower licensing revenues.

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

“Other”

decreased by $253 million in the
third quarter of 2020,

primarily due to an unrealized loss of $162 million

after-tax on our CVE common shares
in the third quarter of 2020, and the absence of a

$116 million after-tax gain on those shares in the third quarter of 2019.

In the nine-month period of 2020, “Other” decreased

by $1,899 million,

primarily due to an
unrealized loss of $1,302 million after-tax

on our CVE common shares in the nine-month

period of 2020, and
the absence of a $489 million after-tax gain on those

shares in the nine-month period of 2019.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators
Millions of Dollars
September 30 December 31
2020 2019
Short-term debt $ 482 105
Total debt 15,387 14,895
Total equity 30,783 35,050
Percent of total debt to capital* 33% 30
Percent of floating-rate debt to total debt 7% 5
*Capital includes total debt and total equity.

To meet our short-

and long-term liquidity requirements, we look

to a variety of funding sources, including
cash generated from operating activities,

our commercial paper and credit facility programs,

and our ability to
sell securities using our shelf registration

statement.

During the first nine months of 2020, the primary uses

of
our available cash were $3,657 million to support

our ongoing capital expenditures and investments

program,
including the $382 million of cash used to acquire

additional Montney acreage, $1,089 million

for net
purchases of investments,

$726 million to repurchase common stock,

and $1,367 million to pay dividends.

During the first nine months of 2020, our cash,

cash equivalents and restricted cash decreased

by $2,566
million to $2,796 million.

We entered the year with a strong balance sheet including cash and cash equivalents of over $5 billion, short-
term investments of $3 billion, and an undrawn

credit facility of $6 billion, totaling

approximately $14 billion
in available liquidity.

This strong foundation allowed us to be measured

in our response to the sudden change
in business environment as we exited the first

quarter of 2020.

In response to the oil market downturn

earlier
this year, we announced the following capital, operating cost and share repurchase reductions.

We reduced our
2020 operating plan capital expenditures by a total

of $2.3 billion, or approximately thirty-five

percent of the
original guidance.

We suspended our share repurchase program, further reducing cash outlays by approximately $2 billion.

We also reduced our operating costs by approximately $0.6 billion, or roughly ten percent of the original 2020 guidance.

Collectively, these actions represent a reduction in 2020 cash uses of approximately $5 billion versus the original operating

plan.

Considering the weakness in oil prices during the

second quarter of 2020, we established a

framework for
evaluating and implementing economic curtailments,

which resulted in taking an additional significant

step of
curtailing production, predominantly from

operated North American assets.

Due to our strong balance sheet,
we were in an advantaged position to forgo some production

and cash flow in anticipation of receiving higher
cash flows for those volumes in the future.

Based on our economic criteria, we began restoring

production
from voluntary curtailments in July, and with oil stabilizing around $40 per barrel, we ended our curtailment
program by the end of the third quarter.

At the end of the third quarter, we had cash and cash equivalents of

$2.5 billion, short-term investments of
$4.0 billion, and available borrowing capacity under

our credit facility of $5.7 billion, totaling

over $12 billion
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

Significant Sources of Capital

Operating Activities

Cash provided by operating activities was $3.1 billion

for the first nine months of 2020, compared with $8.1
billion for the corresponding period of 2019.

The decrease in cash provided by operating

activities is primarily
due to lower realized commodity prices, normal

field decline, production curtailments,

the divestiture of our
U.K. and Australia-West assets, and the absence in 2020 of payments under our settlement agreement with
PDVSA.

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

Due to
recent capital reductions, our reserve replacement could

be delayed thus limiting our ability to

replace depleted
reserves.

Investing Activities
Proceeds from asset sales in the first nine months

of 2020 were $1.3 billion

compared with $2.9 billion in the
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
these transactions.

Proceeds from asset sales in the first nine months

of 2019 were $2.9 billion,

which consisted primarily of $2.2
billion related to the sale of two ConocoPhillips

U.K. subsidiaries, $350 million from the sale of our

30 percent
interest in the Greater Sunrise Fields

and $77 million of contingent payments from

Cenovus Energy.

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

Commercial paper maturities are
generally limited to 90 days.

With $300 million of commercial paper outstanding and no direct borrowings or
letters of credit, we had $5.7 billion in available

borrowing capacity under the revolving credit facility

at
September 30, 2020.

We may consider issuing additional commercial paper in the future to supplement our
cash position.

Despite recent volatility and price weakness for energy issuers in the debt capital markets, we believe the
company continues to have access to the markets

based on the composition of our balance sheet

and asset
portfolio.

In October 2020, S&P affirmed its “A” rating on our senior

long-term debt and revised its outlook to “stable”
from “negative,” Fitch affirmed its rating of “A” with a “stable”

outlook and Moody’s affirmed its rating of
“A3” with a “stable” outlook.

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
of credit as collateral.

At September 30, 2020 and December 31, 2019, we had

direct bank letters of credit of
$240 million and $277 million, respectively, which secured performance obligations related to various
purchase commitments incident to the ordinary conduct

of business.

In the event of credit ratings downgrades,
we may be required to post additional letters

of credit.

Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we have the ability to issue
and sell an indeterminate amount of various types

of debt and equity securities.

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

Guarantor Summarized Financial Information

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
securities.

All guarantees are joint and several.

In March of 2020, the SEC adopted amendments

to simplify the financial disclosure requirements

for
guarantors and issuers of guaranteed securities

registered under Rule 3-10 of Regulation S-X.

Based on our
evaluation of our existing guarantee relationships,

we qualify for the transition to alternative disclosures.

We
have elected early voluntary compliance with

the final amendments beginning in the third

quarter of 2020.

Accordingly, condensed consolidating information by guarantor and issuer of guaranteed securities will no
longer be reported, and alternative disclosures

of summarized financial information for the

consolidated
Obligor Group is presented.

The following tables present summarized financial

information for the Obligor
Group, as defined below:

●

The Obligor Group will reflect guarantors and

issuers of guaranteed securities consisting of
ConocoPhillips, ConocoPhillips Company and

Burlington Resources LLC.
●

Consolidating adjustments for elimination

of investments in and transactions between the collective
guarantors and issuers of guaranteed securities

are reflected in the balances of the summarized
financial

information.
●

Non-Obligated Subsidiaries are excluded from

this presentation.

Transactions and balances reflecting
activity between the Obligors and Non-Obligated

Subsidiaries are presented below:

Summarized Income Statement Data
Millions of Dollars
Nine Months Ended
September 30, 2020
Revenues and Other Income $ 5,690
Income (loss) before income taxes (2,018)
Net income (loss) (1,929)
Net Income (Loss) Attributable to ConocoPhillips (1,929)

Summarized Balance Sheet Data
Millions of Dollars
September 30
2020
December 31
2019
Current assets $ 7,890 10,829
Amounts due from Non-Obligated Subsidiaries, current 473 732
Noncurrent assets 40,026 43,194
Amounts due from Non-Obligated Subsidiaries, noncurrent 7,622 7,977
Current liabilities 3,247 3,813
Amounts due to Non-Obligated Subsidiaries, current 1,361 1,836
Noncurrent liabilities 20,444 21,787
Amounts due to Non-Obligated Subsidiaries, noncurrent 5,725 6,974

Capital Requirements

For information about our capital expenditures

and investments, see the “Capital Expenditures”

section.

Our debt balance at September 30, 2020,

was $15,387 million, compared with $14,895 million

at December
31, 2019.

Maturities of debt for the remainder of 2020,

and for each of the years 2021 through 2024, are:

$367
million, $281 million, $998 million, $256 million

and $577 million, respectively.

On February 4, 2020, we announced a quarterly

dividend of 42 cents per share.

The dividend was paid on
March 2, 2020, to stockholders of record at the close

of business on February 14, 2020.

On April 30, 2020, we
announced a quarterly dividend of 42 cents per share.

The dividend was paid on June 1, 2020, to

stockholders
of record at the close of business on May 11, 2020.

On July 8, 2020, we announced a quarterly dividend of

42
cents per share, payable September 1, 2020, to stockholders

of record at the close of business on July 20,

2020.

On October 9, 2020, we announced an increase to

our quarterly dividend from 42 cents per share

to 43 cents
per share.

The dividend is payable on December 1, 2020

to shareholders of record as of October 19, 2020.

In late 2016, we initiated our current share repurchase

program.

As of September 30, 2020, we had announced
a total authorization to repurchase $25 billion

of our common stock.

As of December 31, 2019, we had
repurchased $9.6 billion of shares.

In the first quarter of 2020, we repurchased

an additional $0.7 billion of
shares before suspending repurchases during

the second and third quarters of 2020.

On September 30, 2020,
we announced our intent to resume share repurchases;

however, we recently announced the pending
acquisition of Concho, and our suspension of share

repurchases until after the transaction closes.

Capital Expenditures
Millions of Dollars
Nine Months Ended
September 30
2020 2019
Alaska $ 882 1,207
Lower 48 1,398 2,613
Canada 593 315
Europe, Middle East and North Africa 410 537
Asia Pacific 280 322
Other International 66 1
Corporate and Other 28 46
Capital expenditures and investments $ 3,657 5,041

During the first nine months of 2020, capital expenditures

and investments supported key exploration and
development programs, primarily:

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

Australia and Indonesia.

●

Lease acquisition and appraisal activities

in Argentina.

In February 2020, we announced 2020 operating

plan capital of $6.5 billion to $6.7 billion.

In response to the
oil market downturn earlier this year, we announced capital

expenditure reductions totaling $2.3 billion.

Full
year 2020 operating plan capital is now expected

to be $4.3 billion.

This does not include approximately $0.5
billion of capital for acquisitions completed during

the year, of which $0.4 billion was for bolt-on acreage in
the liquids rich area of the Montney.

In August 2020, we completed the acquisition

of additional Montney acreage in Canada for $382 million

after
customary adjustments, plus the assumption of

$31 million in financing obligations associated

with partially
owned infrastructure.

See Note 4—Asset Acquisitions and Dispositions,

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
CERCLA and comparable state laws.

At September 30, 2020, our balance sheet included

a total environmental accrual of $177 million,

compared
with $171 million at December 31, 2019, for remediation

activities in the U.S. and Canada.

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
●

New Mexico’s Energy,

Minerals and Natural Resources Department

has proposed natural gas waste
rules as part of New Mexico’s statewide, enforceable regulatory framework to secure reductions in oil
and gas sector emissions and to prevent natural gas

waste from new and existing sources.

For other examples of legislation or precursors for

possible regulation and factors on which

the ultimate impact
on our financial performance will depend, see the

“Climate Change” section in Management’s Discussion and
Analysis of Financial Condition and Results of Operations

on pages 63–65 of our 2019 Annual Report on
Form 10-K.

We announced in October 2020 the adoption of a Paris-aligned climate risk framework as part of our continued
commitment to ESG excellence.

This comprehensive climate risk strategy

should enable us to sustainably
meet global energy demand while delivering competitive

returns through the energy transition.

We have set a
target to reduce our gross operated (scope 1 and 2) emissions intensity by 35 to 45 percent from 2016 levels

by
2030, with an ambition to achieve net zero by

2050 for operated emissions.

We are advocating for reduction
of scope 3 end-use emissions intensity through

our support for a U.S. carbon price.

We have joined the World
Bank Flaring Initiative to work towards zero routine

flaring of gas by 2030.

We are committed to take ESG

leadership to the next level as the first U.S.-based

oil and gas company to adopt a Paris-aligned

climate risk
strategy.

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

of the CLC.

In our October 2020 Paris
aligned-climate risk framework announcement,

we reaffirmed our commitment to the Climate Leadership
Council.

Beginning in 2017, cities, counties, governments

and other entities in several states in the U.S. have

filed
lawsuits against oil and gas companies, including

ConocoPhillips, seeking compensatory damages

and
equitable relief to abate alleged climate change impacts.

Additional lawsuits with similar allegations

are
expected to be filed.

The amounts claimed by plaintiffs are unspecified and

the legal and factual issues
involved in these cases are unprecedented.

ConocoPhillips believes these lawsuits are factually

and legally
meritless and are an inappropriate vehicle to address

the challenges associated with climate

change and will
vigorously defend against such lawsuits.

Several Louisiana parishes and the State of Louisiana

have filed 43 lawsuits under Louisiana’s State and Local
Coastal Resources Management Act (SLCRMA)

against oil and gas companies, including ConocoPhillips,
seeking compensatory damages for contamination

and erosion of the Louisiana coastline

allegedly caused by
historical oil and gas operations.

ConocoPhillips entities are defendants in

22 of the lawsuits and will
vigorously defend against them.

Because Plaintiffs’ SLCRMA theories are unprecedented,

there is uncertainty
about these claims (both as to scope and damages)

and any potential financial impact on the company.

CAUTIONARY STATEMENT

FOR THE PURPOSES OF THE “SAFE HARBOR”

PROVISIONS OF
THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This report includes forward-looking statements

within the meaning of Section 27A of the Securities

Act of
1933 and Section 21E of the Securities Exchange Act

of 1934.

All statements other than statements of
historical fact included or incorporated by reference

in this report, including, without limitation,

statements
regarding our future financial position, business

strategy, budgets, projected revenues, projected costs and
plans, objectives of management for future operations,

the anticipated benefits of the proposed transaction
between us and Concho, the anticipated impact

of the proposed transaction on the combined company’s
business and future financial and operating results,

the expected amount and the timing of synergies from

the
proposed transaction, and the anticipated closing

date for the proposed transaction are forward-looking
statements.

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

Any differences could result from a variety of factors

and uncertainties, including, but not
limited to, the following:

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

●

Liability resulting from litigation, including the

potential for litigation related to the

proposed
transaction, or our failure to comply with applicable

laws and regulations.

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
●

Our ability to successfully integrate Concho’s business.
●

The risk that the expected benefits and cost

reductions associated with the proposed transaction

may
not be fully achieved in a timely manner, or at all.
●

The risk that we or Concho will be unable to retain

and hire key personnel.
●

The risk associated with our and Concho’s ability to obtain the approvals of our respective
stockholders required to consummate the proposed

transaction and the timing of the closing

of the
proposed transaction, including the risk that

the conditions to the transaction are not satisfied

on a
timely basis or at all or the failure of the transaction

to close for any other reason or to close on the
anticipated terms, including the anticipated tax treatment.
●

The risk that any regulatory approval, consent or

authorization that may be required for

the proposed
transaction is not obtained or is obtained subject

to conditions that are not anticipated.
●

Unanticipated difficulties or expenditures relating to

the transaction, the response of business

partners
and retention as a result of the announcement and

pendency of the transaction.
●

Uncertainty as to the long-term value of our common

stock.
●

The diversion of management time on transaction-related

matters.
●

The risk factors generally described in Part II—Item

1A in this report, in Part I—Item 1A in our 2019
Annual Report on Form 10-K, in our Forms 8-K

filed with the SEC on May 20, 2020 and September
8, 2020, respectively, and any additional risks described in our other filings with the SEC.

Item 3.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Information about market risks for the nine months

ended September 30, 2020, does not differ materially

from
that discussed under Item 7A in our 2019 Annual Report

on Form 10-K.

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

Risks Related to the Business

Existing and future laws, regulations and internal

initiatives relating to global climate change,

such as
limitations on GHG emissions, may impact or limit

our business plans, result in significant expenditures,
promote alternative uses of energy or reduce demand

for our products.

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

Compliance with the various climate change related

internal initiatives described in the “Business

Environment
and Executive Overview” section of Management’s Discussion and Analysis of Financial Condition and
Results of Operations may increase costs, require

us to purchase emission credits, or limit

or impact our
business plans, potentially resulting in the reduction

to the economic end-of-field life of certain

assets and an
impairment of the associated net book value.

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
our business.

Beginning in 2017, cities, counties, governments

and other entities in several states in the U.S.
have filed lawsuits against oil and gas companies,

including ConocoPhillips, seeking compensatory

damages
and equitable relief to abate alleged climate change

impacts.

Additional lawsuits with similar allegations

are
expected to be filed.

The amounts claimed by plaintiffs are unspecified

and the legal and factual issues
involved in these cases are unprecedented.

ConocoPhillips believes these lawsuits are factually

and legally
meritless and are an inappropriate vehicle to address

the challenges associated with climate

change and will
vigorously defend against such lawsuits.

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
or government mandates;
●

Business interruptions resulting from a portion of

our workforce continuing to telecommute,

as well as
the implementation and maintenance of protections

for employees commuting for work, such as
personnel screenings and self-quarantines before or

after travel;

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
return to pre-COVID-19 levels.

The speed and extent of any recovery remains uncertain

and is subject to
various risks, including the duration, impact and actions

taken to stem the proliferation of the COVID-19
pandemic, the extent to which those nations party

to the OPEC plus production agreement decide

to increase
production of crude oil, bitumen, natural gas and

NGLs and other risks described in this Quarterly

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

Lower crude oil, bitumen, natural gas, NGL and LNG

prices may have a material adverse effect on our
revenues, earnings, cash flows and liquidity, and may also affect the amount of dividends we elect to declare
and pay on our common stock.

As a result of the oil market downturn earlier

this year, we suspended our share
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

assets as proved reserves.

In the nine-month period of 2020, we recognized

several impairments, which are
described in Note 8—Impairments.

If the outlook for commodity prices remains

low relative to historic levels,
and as we continue to optimize our investments and

exercise capital flexibility, it is reasonably likely we will incur future impairments to long-lived assets used

in operations, investments in nonconsolidated

entities
accounted for under the equity method and unproved

properties.

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

Risks Related to the Proposed Acquisition of

Concho Resources Inc. (Concho)

Our ability to complete the acquisition of Concho

is subject to various closing conditions,

including
approval by our and Concho’s stockholders and regulatory clearance, which may impose conditions that
could adversely affect us or cause the acquisition not to be completed.

On October 18, 2020, we entered into a definitive

agreement (the Merger Agreement)

to acquire Concho, one
of the largest unconventional shale producers in the Permian

Basin.

The Merger is subject to a number of conditions to closing

as specified in the Merger Agreement.

These
closing conditions include, among others, (1) the

receipt of the required approvals from

ConocoPhillips
stockholders and Concho stockholders, (2) the expiration

or termination of the waiting period under the

Hart-
Scott-Rodino Antitrust Improvements Act of 1976,

as amended (the HSR Act) and (3) the

absence of any
governmental order or law that makes consummation

of the Merger illegal or otherwise prohibited.

No
assurance can be given that the required stockholder

approvals and regulatory clearance be obtained

or that the
required conditions to closing will be satisfied,

and, if all required approvals and regulatory

clearance are
obtained and the required conditions are satisfied,

no assurance can be given as to the terms,

conditions and
timing of such approvals and clearance,

including whether any required conditions

will materially adversely
affect the combined company following the acquisition.

Any delay in completing the Merger could cause the
combined company not to realize, or to be delayed

in realizing, some or all of the benefits

that we and Concho
expect to achieve if the Merger is successfully completed

within its expected time frame.

We can provide no assurance that these conditions will not result in the abandonment or delay of the
acquisition.

The occurrence of any of these events individually

or in combination could have a material
adverse effect on our results of operations and the trading

price of our common stock.

The termination of the Merger Agreement could

negatively impact our business or result

in our having to
pay a termination fee.

If the Merger is not completed for any reason, including

as a result of a failure to obtain the required approvals
from our stockholders or Concho’s stockholders, our ongoing business may be adversely affected and, without
realizing any of the expected benefits of having completed

the Merger, we would be subject to a number of
risks, including the following:

●

we may experience negative reactions from the

financial markets, including negative impacts

on our

stock price;
●

we may experience negative reactions from our commercial

and vendor partners and employees; and
●

we will be required to pay our costs relating to

the Merger, such as financial advisory, legal, financing
and accounting costs and associated fees and expenses,

whether or not the Merger is completed.

Additionally, if the Merger Agreement is terminated under certain circumstances, we may be required

to pay a termination fee of $450 million, including

if the proposed Merger is terminated because our Board

of

Directors has changed its recommendation in respect

of the stockholder proposal relating to the Merger.

In

addition, we may be required to reimburse Concho

for its expenses in an amount equal

to $142.5 million, if the

Merger Agreement is terminated because of a failure of our

stockholders to approve the stockholder proposal.

Whether or not the Merger is completed, the announcement

and pendency of the Merger could cause
disruptions in our business, which could have an

adverse effect on our business and financial results.

Whether or not the Merger is completed, the announcement

and pendency of the Merger could cause
disruptions in our business.

Specifically:

●

our and Concho’s current and prospective employees will experience uncertainty about their future
roles with the combined company, which might adversely affect the two companies’ abilities to retain
key managers and other employees;
●

uncertainty regarding the completion of the Merger may

cause our and Concho’s commercial and
vendor partners or others that deal with us or Concho

to delay or defer certain business decisions

or to
decide to seek to terminate, change or renegotiate

their relationships with us or Concho, which

could
negatively affect our respective revenues, earnings and cash flows;
●

the Merger Agreement restricts us and our subsidiaries

from taking specified actions during the
pendency of the Merger without Concho’s consent,

which may prevent us from making appropriate
changes to our business or organizational structure

or prevent us from pursuing attractive business
opportunities or strategic transactions that may

arise prior to the completion of the Merger; and
●

the attention of our and Concho’s management may be directed toward the completion of the Merger,
as well as integration planning, which could otherwise

have been devoted to day-to-day operations or
to other opportunities that may have been beneficial

to our business.

We have and will continue to divert significant management resources in an effort to complete the Merger and
are subject to restrictions contained in the Merger Agreement on the conduct of our business.

If the Merger is
not completed, we will have incurred significant

costs, including the diversion of management resources,

for
which we will have received little or no benefit.

The market value of our common stock could

decline if large amounts of our common

stock are sold
following the Concho acquisition.

If the Merger is consummated, ConocoPhillips will

issue shares of ConocoPhillips common stock

to former
Concho stockholders.

Former Concho stockholders may decide not to

hold the shares of ConocoPhillips
common stock that they will receive in the Merger, and ConocoPhillips stockholders may decide to reduce
their investment in ConocoPhillips as a result

of the changes to ConocoPhillips’ investment

profile as a result
of the Merger.

Other Concho stockholders, such as funds

with limitations on their permitted holdings of

stock
in individual issuers, may be required to sell the

shares of ConocoPhillips common stock that

they receive in
the Merger.

Such sales of ConocoPhillips common stock

could have the effect of depressing the market price
for ConocoPhillips common stock.

Combining our business with Concho’s may be more difficult, costly or time-consuming than expected and
the combined company may fail to realize

the anticipated benefits of the Merger, which may adversely affect the combined company’s business results and negatively affect the value of the combined company’s
common stock.

The success of the Merger will depend on, among other

things, the ability of the two companies to combine
their businesses in a manner that facilitates

growth opportunities and realizes expected cost

savings.

The
combined company may encounter difficulties in integrating

our and Concho’s businesses and realizing the
anticipated benefits of the Merger.

The combined company must achieve the

anticipated improvement in free
cash flow generation and returns and achieve the

planned cost savings without adversely affecting current
revenues or compromising the disciplined investment

philosophy for future growth.

If the combined company
is not able to successfully achieve these objectives,

the anticipated benefits of the Merger may not be

realized
fully, or at all, or may take longer to realize than expected.

The Merger involves the combination of two companies

which currently operate, and until the completion

of
the Merger will continue to operate, as independent public

companies.

There can be no assurances that our
respective businesses can be integrated successfully.

It is possible that the integration process could result

in
the loss of key employees from both companies;

the loss of commercial and vendor partners;

the disruption of
our, Concho’s or both companies’ ongoing businesses;

inconsistencies in standards, controls, procedures

and
policies;

unexpected integration issues;

higher than expected integration costs and an overall

post-completion
integration process that takes longer than originally

anticipated.

The combined company will be required

to
devote management attention and resources to integrating

its business practices and operations, and prior

to the
Merger, management attention and resources will be required to plan for such integration.

An inability to realize the full extent of the anticipated

benefits of the Merger and the other transactions
contemplated by the Merger Agreement, as well as any delays

encountered in the integration process, could
have an adverse effect upon the revenues, level of expenses

and operating results of the combined company,
which may adversely affect the value of the common stock

of the combined company.

In addition, the actual integration may result

in additional and unforeseen expenses, and the

anticipated
benefits of the integration plan may not be realized.

There are a large number of processes, policies,
procedures, operations and technologies and systems

that must be integrated in connection with

the Merger
and the integration of Concho’s business.

Although we expect that the elimination of duplicative

costs,
strategic benefits, and additional income, as well

as the realization of other efficiencies related to the
integration of the business, may offset incremental transaction and Merger-related costs over time, any net
benefit may not be achieved in the near term

or at all.

If we and Concho are not able to adequately

address
integration challenges, we may be unable to successfully

integrate operations or realize the anticipated

benefits
of the integration of the two companies.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Millions of Dollars
Period
Total Number of
Shares
Purchased *
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar
Value

of Shares That
May Yet Be
Purchased Under the
Plans or Programs
July 1-31, 2020 - $ - - $ 14,649
August 1-31, 2020 - - - 14,649
September 1-30, 2020 - - - 14,649
- $ - -
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase

program.

As of September 30, 2020, we had announced
a total authorization to repurchase $25 billion

of our common stock.

As of December 31, 2019, we had
repurchased $9.6 billion of shares.

In the first quarter of 2020, we repurchased

an additional $726 million of
shares.

On April 16, 2020, as a response to the oil market

downturn, we announced we were suspending our
share repurchase program,

and on September 30, 2020, we announced our

intent to resume share repurchases
of $1 billion in the fourth quarter;

however, on October 19, 2020 we announced that we had entered into a
definitive agreement to acquire Concho and would

suspend share repurchases until after

the transaction closes.

The transaction is expected to close in the first

quarter of 2021.

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
Risk Factors on pages 21–22 of our 2019 Annual

Report on Form 10-K.

Item 6.

EXHIBITS

2.1
Agreement and Plan of Merger, dated as of October 18, 2020, among ConocoPhillips, Falcon
Merger Sub Corp. and Concho Resources Inc. (incorporated by reference to Exhibit 2.1 to the
Current Report of ConocoPhillips on Form 8-K filed on October 19, 2020; File No. 001-32395)

10.1*
Successor Trustee Agreement of the Deferred Compensation Trust Agreement for Non-
Employee Directors of ConocoPhillips, dated July 31, 2020.

10.2*
First Amendment to the Successor Trustee Agreement of the Deferred Compensation Trust
Agreement for Non-Employee Directors of ConocoPhillips, dated August 4, 2020.

22*
Subsidiary Guarantors of Guaranteed Securities.

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

November 3, 2020