Form 10-K
period 2020-12-31
CONOCOPHILLIPS
filed 2021-02-16
CIK 1163165

2020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington,

D.C. 20549

Form
10-K

(Mark One)

[
X
]

ANNUAL REPORT PURSUANT

TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2020

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

]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b))
by the registered public accounting firm that prepared or issued its audit report. [
x

]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [

] Yes

[x]
No
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $42.02, was $
45.1

billion.

The registrant had
1,354,734,727

shares of common stock outstanding at January 31, 2021.
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2021 (Part III)

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

.......................................................................................................................

4
Lower 48

...................................................................................................................

7
Canada ......................................................................................................................

9
Europe, Middle East and North Africa

.....................................................................

10
Asia Pacific

...............................................................................................................

12
Other International

....................................................................................................

15
Competition ...................................................................................................................

18
Human Capital Management .........................................................................................

18
General

...........................................................................................................................

22
1A.
Risk Factors

........................................................................................................................

23
1B.
Unresolved Staff Comments

...............................................................................................

32
3.
Legal Proceedings

...............................................................................................................

32
4.
Mine Safety Disclosures

.....................................................................................................

33
Information About our Executive Officers

.........................................................................

33
PART

II
5. Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities

............................................................................

35
7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

.....................................................................................................

37
7A.
Quantitative and Qualitative Disclosures

About Market Risk

............................................

77
8.
Financial Statements and Supplementary

Data

...................................................................

80
9.
Changes in and Disagreements with Accountants

on Accounting and
Financial Disclosure

.......................................................................................................

179
9A.
Controls and Procedures

.....................................................................................................

179
9B.
Other Information

...............................................................................................................

179
PART

III
10.
Directors, Executive Officers and Corporate Governance

..................................................

180
11.
Executive Compensation

....................................................................................................

180
12.
Security Ownership of Certain Beneficial Owners

and Management and

Related Stockholder Matters

..........................................................................................

180
13.
Certain Relationships and Related Transactions, and Director

Independence....................

180
14.
Principal Accounting Fees and Services

.............................................................................

180
PART

IV
15.
Exhibits, Financial Statement Schedules

............................................................................

181
Signatures ...........................................................................................................................

191

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
thousands of barrels of oil

VIE variable interest entity
equivalent per day
MMBOED millions of barrels of oil
equivalent per day Miscellaneous
MMBTU million British thermal units EPA Environmental Protection Agency
MMCFD million cubic feet per day ESG Environmental, Social and
Corporate Governance
EU European Union
Industry FERC
Federal Energy Regulatory

CBM coalbed methane Commission
E&P exploration and production GHG greenhouse gas
FEED front-end engineering and design HSE health, safety and environment
FPS floating production system ICC
International Chamber of

FPSO floating production, storage and Commerce
offloading ICSID
World Bank’s

International

G&G geological and geophysical Centre for Settlement of
JOA joint operating agreement Investment Disputes
LNG liquefied natural gas IRS Internal Revenue Service
NGLs natural gas liquids OTC over-the-counter
OPEC
Organization of Petroleum

NYSE New York Stock Exchange
Exporting Countries SEC
U.S. Securities and Exchange

PSC production sharing contract Commission
PUDs proved undeveloped reserves TSR total shareholder return
SAGD steam-assisted gravity drainage U.K. United Kingdom
WCS Western Canada Select U.S. United States of America
WTI
West Texas

Intermediate

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

23 and “CAUTIONARY STATEMENT

FOR THE
PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS

OF THE PRIVATE

SECURITIES LITIGATION
REFORM ACT OF 1995,” beginning on page
75.

Items 1 and 2.

BUSINESS AND PROPERTIES

CORPORATE STRUCTURE

ConocoPhillips is an independent E&P company

headquartered in Houston, Texas with operations and
activities in 15 countries.

Our diverse, low cost of supply portfolio includes

resource-rich unconventional
plays in North America; conventional assets

in North America, Europe, and Asia; LNG developments;

oil
sands assets in Canada; and an inventory of

global conventional and unconventional exploration

prospects.

On
December 31, 2020, we employed approximately

9,700 people worldwide and had total

assets of $63 billion.

ConocoPhillips was incorporated in the state

of Delaware on November 16, 2001, in connection

with, and in
anticipation of, the merger between Conoco Inc. and Phillips

Petroleum Company.

The merger between
Conoco and Phillips was consummated on

August 30, 2002.

On January 15, 2021, we completed the acquisition

of Concho Resources Inc. (Concho), an independent

oil
and gas exploration and production company

with operations in New Mexico and West Texas focused on the
Permian Basin.

For additional information related to this

transaction, see Note 25—Acquisition of Concho
Resources Inc.,

in the Notes to Consolidated Financial Statements.

SEGMENT AND GEOGRAPHIC INFORMATION

We manage our operations through six operating segments, defined by geographic region: Alaska; Lower 48;
Canada; Europe, Middle East and North Africa;

Asia Pacific;

and Other International.

Effective with the third
quarter of 2020, we restructured our segments

to align with changes to our internal organization.

The Middle
East business was realigned from the Asia Pacific

and Middle East segment to the Europe and North

Africa segment.

The segments have been renamed the Asia

Pacific segment and the Europe, Middle East

and
North Africa segment.

We have revised segment information disclosures and segment performance metrics presented within our results of operations for the current

and prior years.

For operating segment and
geographic information, see Note 24—Segment

Disclosures and Related Information, in the Notes

to
Consolidated Financial Statements.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide
basis.

At December 31, 2020, our operations were

producing in the U.S., Norway, Canada, Australia,

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

Financial Statements.

Approximately 80 percent of our
proved reserves are in countries that belong to the

Organization for Economic Cooperation and Development.

Natural gas reserves are converted to BOE based

on a 6:1 ratio: six MCF of natural gas converts

to one BOE.

See Management’s Discussion and Analysis of Financial Condition and

Results of Operations for a discussion
of factors that will enhance the understanding of the

following summary reserves table.

Millions of Barrels of Oil Equivalent

Net Proved Reserves at December 31 2020 2019 2018
Crude oil

Consolidated operations 2,051 2,562 2,533
Equity affiliates 68 73 78
Total Crude Oil

2,119 2,635 2,611
Natural gas liquids
Consolidated operations 340 361 349
Equity affiliates 36 39 42
Total Natural Gas Liquids 376 400 391
Natural gas
Consolidated operations 1,011 1,209 1,265
Equity affiliates 621 736 760
Total Natural Gas 1,632 1,945 2,025
Bitumen
Consolidated operations 332 282 236
Total Bitumen 332 282 236
Total consolidated operations 3,734 4,414 4,383
Total equity affiliates 725 848 880
Total company 4,459 5,262 5,263

Total production, including Libya, of 1,127 MBOED decreased 221 MBOED or 16 percent in 2020 compared
with 2019, primarily due to:

●

Normal field decline.
●

The divestiture of our U.K. assets in the third

quarter of 2019 and our Australia-West assets in the
second quarter of 2020.
●

Production curtailments of approximately 80 MBOED,

primarily from North American operated
assets and Malaysia.
●

Lower production in Libya due to the forced shutdown

of the Es Sider export terminal and other
eastern export terminals after a period of civil unrest.

The decrease in production during 2020 was partly

offset by:

●

New wells online in the Lower 48, Canada,

Norway, Alaska and China.

Production excluding Libya for 2020 was 1,118 MBOED.

Adjusting for estimated curtailments

of
approximately 80 MBOED; closed acquisitions

and dispositions;

and excluding Libya, production for 2020
would have been 1,176 MBOED, a decrease of 15

MBOED compared with 2019 production.

This decrease
was primarily due to normal field decline, partly

offset by new wells online in the Lower 48, Canada,

Norway,
Alaska and China.

Production from Libya averaged

9 MBOED as it was in force majeure during

a significant
portion of the year.

Our worldwide annual average realized price decreased

34 percent from $48.78 per BOE in 2019

to $32.15 per
BOE in 2020 primarily due to lower realized crude

oil, natural gas and bitumen prices.

Our worldwide annual
average crude oil price decreased 35 percent, from

$60.99 per barrel in 2019

to $39.54 per barrel in 2020.

Our
worldwide annual average natural gas price decreased

32 percent, from $5.03 per MCF in 2019 to $3.41

per
MCF in 2020.

Average annual bitumen prices decreased 75 percent, from $31.72 per barrel in 2019 to

$8.02
per barrel in 2020.

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

Additionally, we are one of Alaska’s largest
owners of state, federal and fee exploration leases,

with approximately 1.3 million net undeveloped

acres at
year-end 2020.

Alaska operations contributed 28 percent

of our consolidated liquids production and 1 percent
of our consolidated natural gas production.

2020
Crude Oil NGL Natural Gas Total
Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
Greater Prudhoe Area 36.1 % Hilcorp 68 16 4 84
Greater Kuparuk Area 89.2-94.7 ConocoPhillips 74 - 2 74
Western North Slope 100.0 ConocoPhillips 39 - 4 40
Total Alaska 181 16 10 198

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

In 2020, development activity included both rotary

and coiled-tubing drilling through April,

resulting in ten
wells drilled and brought online.

In response to the oil price collapse, the second

half of 2020 saw a reduction
in rig activity.

Average net production increased from 81

MBOED in 2019 to 84 MBOED in 2020.

Greater Kuparuk Area
We operate the Greater Kuparuk Area, which consists of the Kuparuk Field and four satellite fields: Tarn,
Tabasco, Meltwater and West Sak.

Kuparuk is located 40 miles west of the Prudhoe

Bay Field.

Field
installations include three central production facilities

which separate oil, natural gas and water, as well as a
seawater treatment plant.

Development drilling at Kuparuk consists of

rotary-drilled wells and horizontal
multi-laterals from existing well bores utilizing

coiled-tubing drilling.

We operated both a rotary and a coiled-tubing drilling rig in the first half of

2020, resulting in seven operated
wells drilled and brought online in 2020.

In response to the oil price collapse, the second

half of 2020 saw a
reduction in rig activity.

Average net production decreased from 86 MBOED in 2019 to 74 MBOED in

2020.

Western North Slope
On the Western North Slope, we operate the Colville River Unit, which includes the

Alpine Field and three
satellite fields: Nanuq, Fiord and Qannik.

The Alpine Field is located 34 miles west of

the Kuparuk Field.

In
2020, an extended-reach drilling rig was delivered

to the Alpine CD2 drillsite.

This rig is North America’s
largest mobile land rig and is expected to commence

drilling operations in 2021.

The Greater Mooses Tooth Unit is the first unit established entirely within the

NPR-A.

In 2017, we began
construction in the unit with two drill sites;

Greater Mooses Tooth #1 (GMT-1) and Greater Mooses Tooth

#2
(GMT-2).

GMT-1 achieved first oil in 2018 and completed drilling in 2019.

In 2020, the second of three
construction seasons for GMT-2 was completed and drilling operations are expected to commence in 2021
with first oil later in the year.

We operated both a rotary and a coiled-tubing drilling rig in the Western North Slope during 2020, resulting in five operated wells drilled and brought online.

In response to the oil price collapse, the

second half of 2020
saw a reduction in rig activity.

Average net production decreased from 51 MBOED in 2019 to 40 MBOED in
2020.

Production Curtailments
In response to the oil price collapse that began in

early 2020,

we curtailed operated production—in the Greater
Kuparuk Area and Western North Slope—by 8 MBOED in 2020.

For more information related to the 2020
industry downturn and our response, please see Item

7. Management’s Discussion and Analysis of Financial
Condition and Results of Operations.

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

In 2016, we, along with the affiliates of ExxonMobil and

BP,

indicated our intention not to progress into

the
next phase of the project due to changes in

the economic environment, however, AGDC decided to continue

on
its own, focusing primarily on permitting efforts.

Currently, AGDC is in the process of seeking new sponsors
for the project.

Given current market conditions, we no longer believe

the project will advance and since there
is no current market,

we recorded a before-tax impairment of $841 million

for the entire associated carrying
value of capitalized undeveloped leasehold costs

and an equity method investment related

to our Alaska North
Slope Gas asset.

We remain willing to sell our Alaska North Slope Gas to interested parties on a competitive basis if a market materializes in the future.

For additional information related to this

impairment, See Note
7—Suspended Wells and Exploration Expenses, in the Notes to Consolidated Financial

Statements.

Exploration
Appraisal of the Willow Discovery in the Bear Tooth Unit in the National Petroleum Reserve-Alaska (NPR-A)
continued with the drilling of two of four planned

appraisal wells before the early cancellation

of the 2020
program as part of our COVID-19 response.

The reduced 2020 appraisal program consisted

of drilling a
horizontal well in the eastern portion of the field,

informing the reservoir’s connectivity,

and a vertical well in
the field’s southern extent, reducing the original oil in place uncertainty.

The initial development plan for the
Willow Discovery, approved in the fourth quarter, does not include the Cassin Discovery from 2013; therefore, we recognized dry hole expense for two previously

suspended Cassin wells in 2020.

In 2020, exploration of the Harpoon Complex—Harpoon,

Lower Harpoon and West Harpoon—commenced.

One exploration well of a planned three-well program

was drilled before the early cancellation

of our 2020
winter drilling season in response to COVID-19.

The well was expensed as a dry hole after

evaluations
confirmed the well intersected sub-commercial

volumes of hydrocarbons

in the upper Harpoon interval which
will not be developed.

Future exploration plans include returning

to the Harpoon Complex to explore the
remaining potential.

In late 2018, we commenced appraisal of the

Putu Discovery with a long-reach well from

existing Alpine CD4
infrastructure.

In 2019 and 2020 the long reach CD4 appraisal

and supporting injector well finished drilling
and testing. Production and injectivity tests

confirmed development and waterflood feasibility

of the reservoir.
The project transitioned from appraisal to development

in early 2020.

Development planning is ongoing.

A 3-D

seismic survey was completed in 2020 over

a 234-mile area on state and federal

lands.

We are currently
evaluating this seismic data for future exploration

opportunities.

Transportation
We transport the petroleum liquids produced on the North Slope to Valdez, Alaska through an 800-mile pipeline that is part of Trans-Alaska Pipeline System (TAPS).

We have a 29.5

percent ownership interest in
TAPS, and we also have ownership interests in and operate the Alpine, Kuparuk and

Oliktok pipelines on the
North Slope.

Our wholly owned subsidiary, Polar Tankers, Inc., manages the marine transportation of our North Slope production, using five company-owned, double-hulled

tankers,

and charters third-party vessels as necessary.

The tankers deliver oil from Valdez, Alaska,

primarily to refineries on the west coast of

the U.S.

LOWER 48

On January 15,

2021, we completed the acquisition of Concho.

This transaction significantly increases our
Permian position by adding complementary acreage

across the Delaware and Midland basins.

The production
and acreage figures and the property descriptions

below do not reflect this recently closed acquisition.

For
additional information related to this acquisition,

see Note 25—Acquisition of Concho Resources

Inc., in the
Notes to Consolidated Financial Statements.

The Lower 48 segment consists of operations located

in the contiguous U.S. and the Gulf of Mexico.

Organized into the Gulf Coast and Great Plains business

units, at year-end 2020 we held 10.1 million net
onshore and offshore acres, with a portfolio of low cost of

supply, shorter cycle time, resource-rich
unconventional plays, and conventional production

from legacy assets.

Based on 2020 production volumes,
the Lower 48 is the company’s largest segment and contributed 40 percent of our consolidated liquids
production and 44 percent of our consolidated

natural gas production.

2020
Crude Oil NGL Natural Gas Total
Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
Eagle Ford Various % Various 103 46 228 186
Gulf of Mexico Various Various 7 1 6 9
Gulf Coast—Other Various Various 3 - 7 4

Total Gulf Coast
113 47 241 199
Bakken Various Various 53 10 92 78
Permian Unconventional Various Various 33 12 113 64
Permian Conventional Various Various 12 2 42 21
Anadarko Basin Various Various 1 3 50 13
Wyoming/Uinta Various Various - - 44 8
Niobrara* Various Various 1 - 3 2

Total Great Plains
100 27 344 186
Total Lower 48 213 74 585 385
*Disposed in March 2020.

See Note 4
—
Acquisitions and Dispositions in the Notes to Consolidated

Financial Statements for additional
information.

Onshore
At December 31, 2020, we held 10.1 million

net acres of onshore conventional and unconventional

acreage in
the Lower 48, the majority of which is either held

by production or owned by the company.

Our
unconventional holdings total approximately

1.3 million net acres in the following areas:

●

610,000 net acres in the Bakken, located in

North Dakota and eastern Montana.

●

200,000 net acres in the Eagle Ford, located in South

Texas.

●

170,000 net acres in the Permian, located in West Texas and southeastern New Mexico.
●

300,000 net acres in other areas with unconventional

potential.

In response to the oil price collapse that began

in early 2020, we curtailed production

in the Lower 48 by
approximately 55 MBOED in 2020.

For more information related to the 2020 industry

downturn and our
response, please see Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of
Operations.

These production curtailments contributed to

lower production in 2020 compared with

2019 from
our three focus areas:

●

Eagle Ford—We operated five rigs on average in the Eagle Ford during 2020,

resulting in 154
operated wells drilled and 71 operated wells brought

online.

Production decreased 14 percent in 2020
compared with 2019, averaging 186 MBOED and

216 MBOED, respectively.

●

Bakken—We operated an average of two rigs during the year in the Bakken and participated in
additional development activities operated by co-venturers.

We continued our pad drilling with 57
operated wells drilled during the year and 29

operated wells brought online.

Production decreased 20
percent in 2020 compared with 2019, averaging

78 MBOED and 97 MBOED, respectively.

●

Permian Basin—The Permian Basin is a combination

of legacy conventional and unconventional
assets.

We operated one rig during the full year and another rig during parts of the year in the Permian
Basin, resulting in 16 operated wells drilled and

16 operated wells brought online.

Production
decreased 1 percent in 2020 compared with 2019,

averaging 85 MBOED and 86 MBOED,
respectively.

Gulf of Mexico
At year-end 2020,

our portfolio of producing properties in

the Gulf of Mexico totaled approximately 60,000
net acres.

A majority of the production consists

of three fields operated by co-venturers:

●

15.9 percent interest in the unitized Ursa Field

located in the Mississippi Canyon Area.
●

15.9 percent interest in the Princess Field, a northern

subsalt extension of the Ursa Field.
●

12.4 percent interest in the unitized K2 Field,

comprised of seven blocks in the Green Canyon

Area.

Dispositions
In the first quarter of 2020, we completed the sale

of our Waddell Ranch interests in the Permian Basin and our
Niobrara interests.

Production from these dispositions was immaterial

to the Lower 48 segment in 2020.

For
additional information on these transactions,

see Note 4—Asset Acquisitions and Dispositions,

in the Notes to
Consolidated Financial Statements.

Facilities

●

Lost Cabin Gas Plant—We operate and own a 60 percent interest in the Lost Cabin

Gas Plant, a 246
MMCFD capacity natural gas processing facility

in Lysite, Wyoming.

The plant is currently operating at
less than capacity due to a fire in December 2018.

Restoration efforts are ongoing and anticipated to be
completed in the first half of 2021.

The expected production loss in 2021

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

This facility is currently being
decommissioned.

CANADA

Our Canadian operations consist of the Surmont

oil sands development in Alberta and the liquids-rich
Montney unconventional play in British Columbia.

In 2020, operations in Canada contributed

9 percent of our
consolidated liquids production and 3 percent

of our consolidated natural gas production.

2020
Crude Oil NGL Natural Gas
Bitumen

Total

Interest Operator MBD MBD MMCFD MBD MBOED
Average Daily Net
Production
Surmont 50.0 % ConocoPhillips - - - 55 55
Montney 100.0 ConocoPhillips 6 2 40 - 15
Total Canada 6 2 40 55 70

Surmont
Our bitumen resources in Canada are produced

via an enhanced thermal oil recovery method

called SAGD,
whereby steam is injected into the reservoir, effectively liquefying the heavy bitumen, which is recovered and
pumped to the surface for further processing.

We hold approximately 600,000 net acres of land in the
Athabasca Region of northeastern Alberta.

The Surmont oil sands leases are located approximately

35 miles south of Fort McMurray, Alberta.

Surmont
is a 50/50 joint venture with Total S.A. that offers long-lived, sustained production.

We are focused on
structurally lowering costs, reducing GHG intensity

and optimizing asset performance.

In response to the oil price collapse that began

in early 2020, we voluntarily curtailed

production at Surmont
by approximately 12 MBOED in 2020.

For more information related to the 2020 industry

downturn and our
response, please see Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of
Operations.

Montney
In August 2020, we completed the acquisition

of additional Montney acreage from Kelt Exploration.

This
acquisition consisted primarily of undeveloped

properties, including 140,000 net acres in the

liquids-rich Inga
Fireweed asset Montney zone, which is directly

adjacent to our existing Montney position.

We now hold
approximately 300,000 net acres in the Montney

play with a 100 percent working interest.

For additional
information related to the Kelt Exploration acquisition,

please see Note 4—Acquisitions and Dispositions,

in
the Notes to Consolidated Financial Statements.

Following the completion of third-party offtake facilities,

our newly commissioned processing facility

and
production from our 2019 drilling program

came online in February 2020.

In 2020, development activity
consisted of drilling 14 horizontal wells and completing

18 wells.

Overall, 23 wells came online in 2020.

In
2021, appraisal drilling and completions activity

will continue to further explore the area’s resource potential.

Exploration
Our primary exploration focus is assessing our

Montney acreage.

Additionally, we have exploration acreage in
the Mackenzie Delta/Beaufort Sea Region and

the Arctic Islands.

EUROPE,

MIDDLE EAST AND NORTH AFRICA

The Europe, Middle East and North Africa segment

consists of operations principally located in the

Norwegian
sector of the North Sea; the Norwegian Sea;

Qatar; Libya; and commercial and terminalling

operations in the
U.K.

In 2020, operations in Europe, Middle East

and North Africa contributed 13 percent of our

consolidated
liquids production and 20 percent of our consolidated

natural gas production.

Norway
2020
Crude Oil NGL Natural Gas
Total

Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
Greater Ekofisk Area 30.7-35.1 % ConocoPhillips 46 2 39 55
Heidrun 24.0 Equinor 12 1 32 18
Aasta Hansteen 10.0 Equinor - - 82 14
Troll 1.6 Equinor 2 - 54 11
Alvheim 20.0 Aker BP 8 - 13 10
Visund 9.1 Equinor 2 1 40 10
Other Various Equinor 8 - 10 9
Total Norway 78 4 270 127

The Greater Ekofisk Area is located approximately

200 miles offshore Stavanger, Norway, in the North Sea,
and comprises four producing fields: Ekofisk, Eldfisk,

Embla and Tor.

The Tor II redevelopment achieved
first production in December 2020.

Crude oil is exported to Teesside, England, and the natural gas is exported to Emden, Germany.

The Ekofisk and Eldfisk fields consist

of several production platforms and facilities,
with development drilling continuing over the

coming years.

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

Aasta Hansteen is a gas and condensate field located

in the Norwegian Sea.

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

Exploration
A well we participated in during 2019, Canela,

was expensed as a dry hole in 2020 after post

drill analysis.

In 2020, we completed the third well of a three-well

operated exploration campaign in Block 25/7

in the North
Sea with the Hasselbaink Well.

The Hasselbaink Well encountered insufficient hydrocarbons and was expensed as a dry hole in 2020.

In the second half of 2020 we completed

a two-well operated exploration
campaign in the Norwegian Sea with the Warka and Slagugle wells.

Both the Warka and Slagugle wells
encountered hydrocarbons and will be evaluated

for future appraisal programs.

We were awarded three new exploration licenses; PL1045, PL1047 and PL1064; and two acreage additions,
PL917B and PL1009B.

Additionally, we exchanged our interest in the PL938 exploration license for increased interest in the PL1047 exploration

license.

Transportation
We own a 35.1 percent interest in the Norpipe Oil Pipeline System, a 220-mile pipeline which carries crude oil
from Ekofisk to a crude oil stabilization

and NGLs processing facility in Teesside, England.

Facilities
We operate and have a 40.25 percent ownership interest in an oil terminal at Teesside, England to support our
Norway operations.

Qatar
2020
Crude Oil NGL
Natural
Gas
Total

Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
Qatargas Operating

QG3 30.0 % Company Limited 13 8 371 83
Total Qatar 13 8 371 83

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

Libya

2020
Crude Oil NGL Natural Gas
Total

Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
Waha Concession 16.3 % Waha Oil Co. 8 - 5 9
Total Libya 8 - 5 9

The Waha Concession consists of multiple concessions and encompasses nearly

13 million gross acres in the
Sirte Basin.

Our production operations in Libya and related

oil exports have periodically been interrupted over
the last several years due to the shutdown of the

Es Sider crude oil export terminal.

In 2020, we had five crude
liftings from Es Sider, compared with 19 crude liftings from Es Sider in 2019.

Production ceased in February
2020, due to a forced shutdown of the Es

Sider export terminal and other eastern export

terminals after a
period of civil unrest.

In October 2020, force majeure was

lifted allowing production operations and related

oil
exports to resume.

ASIA PACIFIC

The Asia Pacific segment has exploration and

production operations in China, Indonesia,

Malaysia and
Australia.

In 2020, operations in the Asia Pacific segment

contributed 10 percent of our consolidated liquids
production and 32 percent of our consolidated

natural gas production.

Australia
2020
Crude Oil NGL Natural Gas
Total

Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
ConocoPhillips/
Australia Pacific LNG 37.5 % Origin Energy - - 684 114
Bayu-Undan* 56.9 ConocoPhillips 2 1 87 17
Total Australia and Timor-Leste 2 1 771 131
*This asset was disposed in May 2020.

See Note 4—Asset Acquisitions and Dispositions in the Notes to

Consolidated Financial Statements for
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

Approximately 2,800 net
wells are ultimately expected to supply both the

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

tonnes of LNG per year.

As of December 31, 2020, APLNG has an outstanding

balance of $6.2 billion on a $8.5 billion

project finance
facility.

Project finance interest payments are bi-annual, concluding

September 2030.

For additional information, see Note 5—Investments,

Loans and Long-Term Receivables and Note 11—
Guarantees, in the Notes to Consolidated Financial

Statements.

Exploration
In 2019, we entered into an agreement with 3D

Oil to acquire a 75 percent interest in and operatorship

of an
offshore Exploration Permit (T/49P) located in the Otway

Basin, Australia.

We obtained an additional five
percent interest in 2020, increasing our interest

to 80 percent.

The required government approvals for the
transfer of this interest were obtained in June 2020.

We plan to conduct a 3-D seismic survey in the second
half of 2021, subject to governmental approval

of a recently submitted Environmental

Plan.

Dispositions
In May 2020, we completed the divestiture

of our subsidiaries that held our Australia-West assets and
operations.

These subsidiaries held a 37.5 percent interest

in the Barossa Project and Caldita Field, a 56.9
percent interest in the Darwin LNG Facility

and Bayu-Undan Field, and a 40 percent

interest in the Greater
Poseidon Fields.

Production from the beginning of the year

through the disposition date in May 2020 averaged
43 MBOED.

See Note 4—Asset Acquisitions and

Dispositions in the Notes to Consolidated Financial
Statements for additional information.

Indonesia
2020
Crude Oil NGL Natural Gas
Total

Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
South Sumatra 54 % ConocoPhillips 2 - 290 50
Total Indonesia 2 - 290 50

During 2020, we operated

two PSCs in Indonesia: the Corridor

Block located in South Sumatra, and
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

Exploration
We entered into the Central Kalimantan Kualakurun Block PSC in 2015 with an exploration period of six
years.

We completed the firm working commitment program in 2017, which included satellite mapping

and a
740-kilometer 2-D seismic acquisition program.

After completion of prospect evaluation, both

PSC
contractors decided to relinquish rights and return

this block to the government.

Transportation
We are a 35 percent owner of a consortium company that has a 40 percent ownership in PT Transportasi Gas
Indonesia, which owns and operates the Grissik

to Duri and Grissik to Singapore natural

gas pipelines.

China
2020
Crude Oil NGL Natural Gas
Total

Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
Penglai 49.0 % CNOOC 30 - - 30
Total China 30 - - 30

Penglai
The Penglai 19-3,

19-9 and 25-6

fields are located

in the Bohai

Bay Block

11/05 and

are in

various stages of
development.

Phase 1 and 2 include production from all

three Penglai oil fields.

Wellhead Platform J Project in the Penglai 19-9 Field achieved first production in 2016.

This project consisted
of 62 wells that have all been completed and brought

online as of December 2020.

The Phase 3 Project in

the Penglai 19-3 and 19-9 fields

consists of three new wellhead platforms and

a central
processing platform.

First production

from Phase

3 was

achieved in

2018 for

two wellhead

platforms and

in
2020

for

the

third

wellhead

platform.

This

project

could

include

up

to

186

wells,

91

of

which

have

been
completed and brought online as of December

2020.

The Phase 4A Project in the Penglai 25-6 Field

consists of one new wellhead platform and achieved

first
production in December 2020.

This project could include up to 62 new

wells, two of which have been
completed and brought online as of December

2020.

Panyu
We have a production license for Panyu 4-1 in Block 15/34.

If a development occurs, our production license

is
for 15 years upon commencement of production.

Exploration
Exploration activities in the Bohai Penglai Field during

2020 consisted of two successful appraisal

wells
supporting future developments in the Bohai

Bay Block 11/05.

We fulfilled our exploration well commitment in Panyu 4-1 in early 2020.

No further exploration well
operations are planned.

Malaysia
2020
Crude Oil NGL Natural Gas
Total

Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
Gumusut 29.0 % Shell 21 - - 21
Malikai 35.0 Shell 11 - - 11
Kebabangan (KBB) 30.0 KPOC 1 - 52 10
Siakap North-Petai 21.0 PTTEP 2 - - 2
Total Malaysia 35 - 52 44

We have varying stages of exploration, development and production activities across

1.5 million net acres in
Malaysia, with working interests in five PSCs.

Three of these PSCs are located in waters

off the eastern
Malaysian state of Sabah: Block G, Block J and

the Kebabangan Cluster (KBBC).

We operate two exploration
blocks, Block WL4-00 and SK304 in waters

off the eastern Malaysian state of Sarawak.

Block J
Gumusut
We currently have a 29 percent working interest in the Gumusut Field following the redetermination of the
Block J and Block K Malaysia Unit in 2017.

Gumusut Phase 2 first oil was achieved in

2019.

Development
drilling associated with Gumusut Phase 3 is

planned to commence in the fourth quarter

of 2021 with the first
of four planned wells.

First oil is anticipated in 2022.

KBBC
The KBBC PSC grants us a 30 percent working

interest in the KBB, Kamunsu East and Kamunsu

East
Upthrown Canyon gas and condensate fields.

In 2020, we recognized dry hole expense

and impaired the
associated carrying value of unproved properties

in the Kamunsu East Field that is no longer

in our
development plans.

KBB
During 2019, KBB tied-in to a nearby third-party floating

LNG vessel which provided increased gas offtake
capacity.

Production from the field has been reduced

since January 2020, due to the rupture

of a third-party
pipeline which carries gas production from

KBB to market.

The pipeline operator has initiated repairs

with no
production expected to flow through the full length

of the pipeline during 2021.

Block G
Malikai
We hold a 35 percent working interest in Malikai.

This field achieved first production in December 2016

via
the Malikai Tension Leg Platform, ramping to peak production in 2018.

The KMU-1 exploration well was
completed and started producing through the Malikai

platform in 2018.

Malikai Phase 2 development,

a six-
well drilling campaign, commenced in 2020, with

first oil anticipated in 2021.

Siakap North-Petai
We hold a 21 percent working interest in the unitized Siakap North-Petai (SNP) oil field.

First oil from SNP
Phase 2, a four-well program, is anticipated in the

fourth quarter of 2021.

Production Curtailments
We experienced production curtailments of 4 MBOED in 2020.

Exploration
In 2017, we were awarded operatorship and a

50 percent working interest in Block WL4-00,

which included
the existing Salam-1 oil discovery and encompassed

0.6 million gross acres.

In 2018 and 2019, two
exploration and two appraisal wells were drilled,

resulting in oil discoveries under evaluation

at Salam and
Benum, while two Patawali wells were expensed

as dry holes in 2019.

Further exploration drilling is planned
for 2021.

In 2018, we were awarded a 50 percent working

interest and operatorship of Block SK304 encompassing

2.1
million gross acres offshore Sarawak.

We acquired

3-D seismic over the acreage and completed

processing of
this data in 2019.

Exploration drilling is planned for 2021.

In June 2020, we relinquished our 50 percent interest

in Block SK 313, a 1.4 million gross-acre exploration
block offshore Sarawak.

OTHER INTERNATIONAL

The Other International segment includes exploration

activities in Colombia and Argentina and contingencies
associated with prior operations in other countries.

As a result of our completed Concho acquisition

on
January 15, 2021, we refocused our exploration

program and announced our intent to pursue a managed

exit
from certain areas.

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

As a result, we filed two separate Force Majeure requests
before the relevant authority for both blocks, which

were granted.

We

have no immediate plans to perform
under existing contracts, therefore, the Picoplata-1

Well was recorded to dry hole expense and we fully
impaired the capitalized undeveloped leasehold costs

associated with our Colombia assets

during 2020.

Chile

In September 2020,

we notified the operator of our decision to exit

our 49 percent interest in the Coiron Block,
located in the Magallanes Basin in southern Chile.

We are working with local authorities to finalize our
withdrawal from this block.

Argentina
We have a 50 percent nonoperated interest in El Turbio Este Block, within the Austral Basin in southern
Argentina.

Following the acquisition and processing of 3-D

seismic covering approximately 500 square

miles
in 2019, planned activities in 2020 were delayed

due to the impact of COVID-19 and force majeure

in the
block.

We have a 50 percent non-operated interest in the Bandurria Norte and Aguada Federal blocks within the
Neuquen Basin in central Argentina.

Following a successful production test of two

horizontal wells on the
Aguada Federal Block,

we increased our interest from 45 to 50 percent

in April 2020 where two horizontal
wells continued production testing throughout the

year.

Preparation for a 2021 work program is ongoing.

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

OSRL Subsea Well Intervention Service (SWIS)
OSRL-SWIS is a non-profit organization in the

U.K. that is an industry funded joint initiative

providing the
capability to respond to subsea well-control incidents.

Through our SWIS subscription, ConocoPhillips

has
access to equipment that is maintained and stored

in a response ready state.

This provides well capping and
containment capability outside the U.S.

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

In
North America, our primary OSROs include the

Marine Spill Response Corporation for the continental

U. S.
and Alaska Clean Seas and Ship Escort/Response

Ves

sel System for the Alaska North Slope and

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

We are the second largest LNG liquefaction technology provider globally.

Our Optimized Cascade
®

LNG
liquefaction technology has been licensed for

use in 27 LNG trains around the world, with

feasibility studies
ongoing for additional trains and four new products

announced in 2020 that expand the scope

of LNG
licensing.

RESERVES

We have not filed any information with any other federal authority or agency with respect to our estimated
total proved reserves at December 31, 2020.

No difference exists between our estimated total proved

reserves
for year-end 2019 and year-end 2018, which are shown in

this filing, and estimates of these reserves shown

in
a filing with another federal agency in 2020.

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

Worldwide, we are contractually committed
to deliver approximately 1.1 trillion cubic feet

of natural gas and 156 million barrels of

crude oil in the future.

These contracts have various expiration dates

through the year 2030.

We expect to fulfill these delivery
commitments with third-party purchases, as supported

by our gas management agreements; proved developed

reserves;

and PUDs.

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

2020, issue of the
Oil and Gas Journal , we were the
third-largest U.S.-based oil and gas company in worldwide

liquids production

and reserves and one of the top
ten U.S. companies measured by worldwide natural

gas production and reserves in 2019.

We deliver our
production into the worldwide commodity markets.

Principal methods of competing include geological,
geophysical and engineering research and technology;

experience and expertise; economic analysis

in
connection with portfolio management; and safely

operating oil and gas producing properties.

HUMAN CAPITAL MANAGEMENT

Values, Principles and Governance

At ConocoPhillips, our human capital management

approach is anchored to our core SPIRIT Values.

Our
SPIRIT Values – Safety,

People, Integrity, Responsibility, Innovation, and Teamwork – set the tone for how we interact with all our stakeholders, internally

and externally. In particular, we believe a safe organization is a successful organization, so we prioritize personal and

process safety across the company. Our SPIRIT Values
are a source of pride. Our day-to-day work is guided

by the principles of accountability and performance,
which means the way we do our work is as important

as the results we deliver. We believe these core values
and principles set us apart, align our workforce

and provide a foundation for our culture.

Our Executive Leadership Team (ELT) and our Board of Directors play a key role in setting our human capital management philosophies and tracking our progress.

The ELT and Board of Directors engage often on
workforce-related topics. Our human capital

management programs are overseen and administered

by our
human resources function with support from

business leaders across the company.

We depend on our workforce to successfully execute our company’s strategy and we recognize the importance of creating a workplace in which our people feel valued.

We take a broad view of human capital management
that begins with offering a compelling culture and includes

programs and processes necessary for ensuring

we
have an engaged workforce with the skills

to meet our business needs. The key elements

of our human capital
management are described below.

COVID-19 Response

In 2020, a significant effort was undertaken to address the

ongoing COVID-19 pandemic. In the very early
stages of the pandemic, we adopted and embraced

three company-wide priorities to guide our activities

in the
midst of COVID-19: to protect our employees, mitigate

the spread of COVID-19 and safely run the business.

We have pursued these priorities via a coordinated crisis management support team,

frequent workforce
communications and flexible programs to suit

the challenging environment.

We transitioned to a remote work
environment for periods of time to ensure the safety

of our employees, partners and the community, and then
implemented rigorous cleaning and disinfecting

processes and rigorous mitigation protocols

to keep our
workforce safe, including temperature scans, social

distancing, face covering requirements

and increased
sanitation as employees returned to the office setting.

Culture of Feedback and Engagement

Our human capital management approach recognizes

that a compelling culture and an engaged workforce

are
powerful determinants of business success.

Beginning in 2019, we launched a coordinated, multi-year, global employee feedback program called “Perspectives.”

In mid-2019 we administered our first

Perspectives survey,
which received an 86 percent employee response

rate and yielded more than 35,000 comments.

We achieved
an employee satisfaction score that, on a 100-point

scale, was 5 points higher than general industry

and 11
points higher than our energy peers who used the same platform.

Importantly, the quantitative and qualitative
survey data were used by leaders across the company

to identify and analyze relative strengths

and gaps and to
develop action plans to address gaps.

We intended to repeat the comprehensive Perspectives survey in 2020; however, in light of the COVID-19 pandemic and the significant industry downturn,

we elected to defer the full survey until

2021 and instead
focused our 2020 feedback program on the specific

topic of Diversity and Inclusion (D&I).

The survey
“Perspectives Pulse: D&I” also received a high

response rate with over 10,000 comments.

The ELT and an
internal D&I Council are responsible for analyzing

the survey data to identify D&I strengths

and gaps, and to
use the findings to establish 2021 D&I priorities

and action plans.

The company’s D&I commitment, activities
and programs are described below.

Diversity and Inclusion

Our commitment to D&I is foundational to our SPIRIT

Values

and our stated company-wide D&I goal is

to
have “a diverse culture of belonging where everyone

feels valued.”

We believe a diverse workforce and an
inclusive environment that reflects different backgrounds,

experiences, ideas and perspectives drives
innovation, employee satisfaction and overall

company performance.

We hold our entire workforce
accountable for creating and sustaining an inclusive

work environment.

Our leaders are accountable for
having personal D&I goals each year and we believe

senior leadership involvement is critical

for achieving
meaningful progress on D&I.

The ELT has ultimate accountability for advancing our D&I commitment through a governance structure that
includes an ELT-level D&I Champion, a global D&I Council consisting of senior leaders from across the
company and organization-wide D&I goals.

Leaders meet regularly with each other and

with the workforce to
discuss challenges, opportunities, best practices

and progress.

In addition, our D&I plans and progress are
reviewed regularly with the Board of Directors.

In 2018, the company established three pillars

to guide our D&I activities: leadership accountability, employee awareness, and processes and programs.

Since then, we have established corporate priorities

annually under
each of these areas.

In 2020 we also published our first D&I

Annual Report internally and we expect to update
this report periodically as an important part

of holding ourselves accountable for progressing

our D&I goals
throughout ConocoPhillips.

Some of our key D&I actions and accomplishments

over the past few years
include:

●

Publishing our first D&I Dashboards internally

which contain key D&I statistics for our

global and
U.S. employees at year-end for the periods 2015-2019;
●

Launching a company-wide platform for our workforce

to talk openly about D&I;
●

Expanding our workforce recognition programs to

include a prestigious “SPIRIT Award” for D&I
advocates;
●

Implementing a “how rating” and an upward feedback

process as part of our performance
management system to hold our workforce

and our leaders accountable for D&I;
●

Broadening our D&I-related training resources;

and

●

Advocating for broad participation in, and awareness

of our extensive network of employee resource
groups, which drew participation from over 5,000

people in 2020.

We recognize that achieving our D&I goals require the visible actions described above,

but also requires a
clear linkage to the daily activities of our workforce.

These activities include:

●

Educating managers on inclusive hiring practices;
●

Conducting immersive D&I training for senior

leaders and influencers;
●

Examining our Talent Management Teams’ processes to eradicate bias within our selection and succession efforts;
●

Working with partners to connect veterans and individuals with disabilities with employment;
●

Promoting inclusion of employees with disabilities

through a robust accommodation process available
to all employees;
●

Ensuring diverse internal and external candidate

slates; and
●

Creating balanced interview teams to mitigate

any unconscious bias in our hiring processes.

We actively monitor diversity metrics on a global basis.

In addition to our internal dashboards, we publicly
report our representation of women and minorities

in leadership roles.

We have also committed to publicly
disclose ConocoPhillips’ Consolidated EEO-1 Report

effective upon our next submission to the U.S. Equal
Employment Opportunity Commission in 2021.

Tables of 2020 employee demographics by gender and
ethnicity, and by country, are shown below:

2020 Employees by Gender
*

and Ethnicity
Male Female Non-POC ** POC
All Employees 73% 27% 75% 25%
All Leadership 77 23 81 19
Top Leadership 81 19 87 13
Junior Leadership 76 24 78 22

*While we present male and female, we acknowledge this is not fully encompassing of all gender identities.
**"POC" refers to People of Color or racial and ethnic minorities self-reported in the U.S.
Note: percentages based on year-end 2020 employee count of 9,700.

2020 Employees by Country Percent of Total
USA 59%
Norway 19
Canada 8
Indonesia 6
Great Britain 3
Australia 3
China 1
Other Global Locations 1
100

Our human capital management approach addresses

programs and processes necessary for ensuring

an
engaged workforce with the skills to meet

our business needs.

We take a holistic view of human capital
management that addresses each of the critical

components of workforce planning.

These are described in
more detail below.

Hiring & Retention

Our success depends on having the right workforce

to meet our business needs. Attracting and retaining

a
skilled,

engaged and diverse workforce is a top priority.

We conduct routine personnel needs assessments with
leaders to ensure we have the organizational capacity

and capabilities to execute our business plans.

We’ve

taken significant steps to embed inclusion into

each step of our recruiting practices, including

adapting the way
we construct job descriptions to using intentionally

diverse interview panels.

To attract qualified, diverse
candidates for full-time positions or internships,

we recruit from a number of universities

in the U.S.

By
attending conferences and recruiting at Hispanic-serving

institutions and historically black colleges

and
universities, we have extended a broader outreach

to potential diverse candidates.

We closely monitor recruitment metrics through our university dashboards in areas such as gender, ethnicity
and university acceptance rates to help guide

decisions and best practices.

These are disclosed internally
through our D&I Dashboards to ensure greater transparency.

In addition, voluntary turnover metrics are
routinely tracked and disclosed to guide our

retention activities, as necessary.

2020 Hiring & Retention Metrics (U.S.) Percent of Total
University hire acceptance 85%
Interns acceptance 74
Diversity hiring - Women 29
Diversity hiring - POC 28
Total voluntary attrition 3

Talent Development
We employ a comprehensive approach for ensuring our workforce is adequately prepared for their
responsibilities and also to advance their career. Our workforce is trained through a combination of on-the-job
learning, formal training, regular feedback and

mentoring.

Skill-based Talent Management Teams (TMTs)
guide employee development and career progression

by skills and location. The TMTs help identify our future
business needs and assess the availability of

critical skill sets within the company. We use a performance management program focused on objectivity, credibility and transparency.

The program includes broad
stakeholder feedback, real-time recognition and

a formal rating to assess behaviors to ensure

they are in line
with our SPIRIT values.

ConocoPhillips has established core leadership

competencies that provide a common baseline

of knowledge,
skills, abilities, and behaviors to support employee

performance, growth, and success.

All supervisors have
access to a voluntary 360-feedback tool to receive

feedback on their strengths and opportunities

relative to
these competencies.

We offer training on a broad range of technical and professional skills, from data analytics to communication skills.

Compensation, Benefits and Well-Being
We offer competitive, performance-based compensation packages and have global equitable pay practices.

Our compensation programs are generally comprised

of a base pay rate, the annual Variable Cash Incentive
Program (VCIP) and, for eligible employees, the

Restricted Stock Unit (RSU) program.

From the CEO to the
frontline worker, every employee participates in VCIP, our annual incentive program, which aligns employee compensation with ConocoPhillips’ success

on critical performance metrics and also recognizes individual performance.

Our RSU program is designed to attract and

retain employees, reward performance, and

align
employee interest with stockholders by encouraging

stock ownership.

Our retirement and savings plans are
intended to support employee’s financial futures and are competitive within local markets.

We routinely benchmark our global compensation and benefits programs to ensure they are competitive,
inclusive, aligned with company culture, and allow

our employees to meet their individual needs and

the needs
of their families.

We provide flexible work schedules and competitive time off, including parental leave policies in many locations.

In 2020, our U.S. parental leave benefit

increased from two weeks to six weeks
and combined with our maternity benefit

(eight weeks), new birth mothers are eligible

for up to 14 weeks of
paid leave.

Our global wellness programs include biometric

screenings and fitness challenges designed

to educate and
promote a healthy lifestyle.

All employees have access to our employee assistance

program, and many of our
locations offer custom programs to support mental

well-being.

Compensation Risk Mitigation
ConocoPhillips has considered the risks associated

with each of its executive and broad-based compensation
programs and policies.

As part of the analysis, we considered the performance

measures we use, as well as the
different types of compensation, varied performance measurement periods, and extended vesting schedules
utilized under each incentive compensation program.

As a result of this review, management concluded the
risks arising from our compensation policies

and practices are not reasonably likely to have

a material adverse
effect on ConocoPhillips.

As part of the Board of Directors’ oversight of ConocoPhillips’

risk management
programs, the Human Resources Compensation

Committee (HRCC) conducts a similar review

with the
assistance of its independent compensation consultant.

The HRCC agrees with management’s conclusion that
the risks arising from our compensation policies

and practices are not reasonably likely to

have a material
adverse effect on ConocoPhillips.

GENERAL

At the end of 2020, we held a total of 1,038 active

patents in 50 countries worldwide, including

419 active
U.S. patents.

During 2020, we received 65 patents in the U.S.

and 69 foreign patents.

Our products and
processes generated licensing revenues of $16

million related to activity in 2020.

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

Change”
is incorporated herein by reference.

It includes information on expensed and

capitalized environmental costs
for 2020 and those expected for 2021 and 2022.

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

If any of these risks or other risks that are yet unknown

were to occur, our business, operating
results and financial condition, as well as the

value of an investment in our common stock

could be adversely
affected.

Risks Related to Our Industry

We have been negatively affected and may continue to be negatively affected by the prolonged drop in commodity prices that began in early 2020.

The oil and gas business is fundamentally a commodity

business and our revenues, operating results

and future
rate of growth are highly dependent on the prices

we receive for crude oil, bitumen, natural gas,

NGLs and
LNG.

Such prices can fluctuate widely depending upon

global events or conditions that affect supply and
demand, most of which are out of our control.

Since early 2020, there has been a precipitous

decrease in
demand for oil globally, largely caused by the dramatic decrease in travel and commerce resulting from the
COVID-19 pandemic.

See Item 7. Management’s Discussion and Analysis of Financial

Condition and Results
of Operations, for additional information

on commodity prices and how we have been

impacted.

There is no
assurance of when or if commodity prices will

return to pre-COVID-19 levels,

and if they do return to pre-
COVID levels, how long they will remain at those

levels.

The speed and extent of any recovery remains
uncertain and is subject to various risk factors,

including the duration, impact and actions taken

to stem the
proliferation of the COVID-19 pandemic, the extent

to which those nations party to the OPEC

plus production
agreement decide to increase production of crude

oil, bitumen, natural gas and NGLs and other factors
described herein.

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
and pay on our common stock.

As a result of the oil market downturn that

began in early 2020, we suspended
our share repurchase program.

Lower prices may also limit the amount of reserves

we can produce
economically, thus adversely affecting our proved reserves and reserve replacement ratio and accelerating the
reduction in our existing reserve levels as we continue

production from upstream fields.

Prolonged depressed
crude oil prices may affect certain decisions related to

our operations, including decisions to reduce

capital
investments or curtail operated production.

Significant reductions in crude oil, bitumen, natural

gas, NGLs and LNG prices could also

require us to reduce
our capital expenditures, impair the carrying value

of our assets or discontinue the classification

of certain
assets as proved reserves.

In 2020, we recognized several impairments,

which are described in Note 7—
Suspended Wells and Exploration Expenses and Note 8—Impairments, in the Notes

to Consolidated Financial
Statements,

due to changes in assumptions for commodity

prices and development plans.

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

DD&A expense on our unit-of-production method
properties.

See Item 7. Management’s Discussion and Analysis for further examination of DD&A rate impacts
versus comparative periods.

Although it is not reasonably practicable to quantify

the impact of any future
impairments or estimated change to our unit-of-production

rates at this time, our results of operations could

be
adversely affected as a result.

Our business has been, and will continue to

be, adversely affected by the coronavirus (COVID-19)
pandemic.

The COVID-19 pandemic and the measures put

in place to address it have negatively impacted

the global
economy, disrupted global supply chains, reduced global demand for oil and gas, and created significant
volatility and disruption of financial and commodity

markets.

According to the National Bureau of Economic
Research, as a result of the pandemic and its broad

reach across the entire economy, the U.S. entered a
recession in early 2020 and the timing, pace and extent

of the recovery is still unknown.

Public health officials
have recommended or mandated certain precautions

to mitigate the spread of COVID-19, including limiting
non-essential gatherings of people, ceasing all

non-essential travel and issuing “social or

physical distancing”
guidelines, “shelter-in-place” orders and mandatory

closures or reductions in capacity for non-essential
businesses.

Although some of these limitations and mandates

have been relaxed in certain jurisdictions,

others
have been reinstated in areas that have experienced

a resurgence of COVID-19 cases.

In addition, despite
approval of vaccines to immunize against

COVID-19, the speed at which such vaccinations

will be available to
the public,

the public’s willingness to be inoculated and the effectiveness of the vaccine

(including to variants)
still remain unknown.

As a result, the full impact of the COVID-19

pandemic remains uncertain and will
depend on the severity, location and duration of the effects and spread of the disease,

the effectiveness and
duration of actions taken by authorities to contain

the virus or treat its effect, the availability and effectiveness of vaccines or other treatments, and how quickly

and to what extent economic conditions improve.

We have already been impacted by the COVID-19 pandemic.

See Item 7. Management’s Discussion and
Analysis of Financial Condition and Results of

Operations, for additional information on how we have

been
impacted and the steps we have taken in response.

Our business is likely to continue to be further

negatively impacted by the COVID-19

pandemic.

These
impacts could include but are not limited

to:

●

Continued reduced demand

for our products as a result of prolonged reductions

in travel and
commerce,

even if restrictions are lifted;
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

Despite the rollout of vaccines, the pandemic

continues to
progress and evolve, and the full extent and duration

of any such impacts cannot be predicted

at this time
because of the sweeping impact of the COVID-19 pandemic

on daily life around the world and a lack of
certainty as to if or when conditions will return

to pre-COVID levels.

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

We compete with private, public and state-owned companies in all facets of the exploration and production
business, including to locate and obtain new

sources of supply and to produce crude oil,

bitumen, natural gas
and NGLs in an efficient, cost-effective manner.

Some of our competitors are larger and have greater
resources than we do or may be willing to incur a

higher level of risk than we are willing to

incur to obtain
potential sources of supply.

In addition, we may be at a competitive disadvantage

when competing with state-
owned companies if they are motivated by political

or other factors in making their business decisions,

with
less emphasis on financial returns.

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
natural gas and NGLs.

As discussed herein, our operations are subject

to extensive governmental regulations.

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

Legal and Regulatory Risks

We expect to continue to incur substantial capital expenditures and operating costs as a result of our
compliance with existing and future environmental

laws and regulations.

Our business is subject to numerous laws and regulations

relating to the protection of the environment, which
are expected to continue to have an increasing

impact on our operations.

For a description of the most
significant of these environmental laws and regulations,

see the “Contingencies—Environmental” and
“Contingencies—Climate Change” sections

of Management’s Discussion and Analysis of Financial Condition
and Results of Operations.

These laws and regulations continue to increase in

both number and complexity
and affect our operations with respect to, among other things:

●

Permits required in connection with exploration,

drilling, production and other activities, including
those issued by national, subnational, and local authorities;

●

The discharge of pollutants into the environment;
●

Emissions into the atmosphere, such as nitrogen

oxides, sulfur dioxide, mercury and GHG emissions;

●

Carbon taxes;

●

The handling, use, storage, transportation, disposal

and cleanup of hazardous materials and hazardous
and nonhazardous wastes;
●

The dismantlement, abandonment and restoration

of our properties and facilities at the end of

their
useful lives;

and
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

While the U.S. previously withdrew from the

Paris Agreement, the new administration

has recommitted the
United States to the Paris Agreement, and a significant

number of U.S. state and local governments

and major
corporations headquartered in the U.S. have also announced

their intention to satisfy these commitments.

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

In October 2020, we announced the adoption of a

Paris-aligned climate risk framework, whereby

we
committed to a reduction of our gross operated

(scope 1 and 2) emissions intensity, with an ambition to
achieve net zero by 2050 from operated emissions.

We also endorsed the World Bank Zero Routine Flaring by
2030 initiative, with an ambition to meet that

goal by 2025 and reaffirmed our commitment to advocate

for
reduction of scope 3 emissions intensity through

our support for a U.S. carbon price.

Compliance with, and
achievement of, climate change related internal initiatives

such as the foregoing may increase costs, require

us
to purchase emission credits, or limit or

impact our business plans, potentially resulting in the

reduction to the
economic end-of-field life of certain assets

and an impairment of the associated net book

value.

Increasing attention to global climate change has

also resulted in pressure upon stockholders,

financial
institutions and/or financial markets to modify

their relationships with oil and gas companies

and to limit
investments and/or funding to such companies.

For example, in 2019 Norway’s Government Pension Fund
announced it would reduce its investment exposure

to companies that explore for oil and gas,

and in 2020 a
number of major financial institutions

announced that they would no longer finance oil and

gas exploration
projects in the Arctic.

As public pressure continues to mount, our access to

capital on terms we find favorable
(if it is available at all) may be limited and our costs

may increase or our business and results

of operations
may be otherwise adversely affected.

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
abroad.

In certain locations, restrictions

on our operations; special taxes or tax assessments;

and payment
transparency regulations that could require us to

disclose competitively sensitive information

or might cause us
to violate non-disclosure laws

of other countries have been imposed or proposed

by governments or certain
interest groups.

For example, in 2020 a ballot initiative

known as the Fair Share Act was proposed in the

state
of Alaska, which, if enacted would have increased

the state’s share of production revenues and required
producers to publicly disclose additional financial

information.

Although ultimately defeated, similar
initiatives may be proposed and may be successful

in the future.

The change in control of Congress and the
White House because of the 2020 election increases

the possibility of the promulgation of more stringent
regulations of our operations and the enactment

of tax law changes that may adversely affect the fossil

fuel
industry.

In addition, the current administration

may use the Congressional Review Act to repeal

the
regulations finalized in the last five months of the

prior administration.

We also cannot rule out the possibility
of similar regulatory shifts and attendant cost and

market access implications in other international
jurisdictions.

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

Although hydraulic
fracturing has been conducted safely for many

decades, a number of new laws, regulations

and permitting
requirements are under consideration which could

result in increased costs, operating restrictions,

operational
delays or could limit the ability to develop oil and

natural gas resources.

Certain jurisdictions in which we
operate have adopted or are considering regulations

that could impose new or more stringent

permitting,
disclosure or other regulatory requirements on

hydraulic fracturing or other oil and natural

gas operations,
including subsurface water disposal.

On January 27, 2021, the new administration

signed an executive order
directing the Secretary of the Interior to stop

issuing new oil and gas leases on federal

lands, allowing time to
review and reset the Federal Government’s oil and gas leasing program.

Existing production and permits
already issued on Federal lands were not impacted

by this order.

If this temporary moratorium were to be
extended indefinitely, we believe we can mitigate the impact for a considerable period of time with our current
permits and adjusting our development plans across

our diverse acreage position.

In addition, certain interest groups have also

proposed ballot initiatives and constitutional

amendments
designed to restrict oil and natural gas development

generally and hydraulic fracturing in particular.

In the
event that ballot initiatives, local, state,

or national restrictions or prohibitions are adopted

and result in more
stringent limitations on the production and development

of oil and natural gas in areas where we conduct
operations, we may incur significant costs to

comply with such requirements or may experience

delays or
curtailment in the permitting or pursuit of exploration,

development or production activities.

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
the future.

Changes in domestic and international policies

and regulations may affect our ability to collect
payments such as those pertaining to the settlement

with PDVSA or the ICSID Award against the Government
of Venezuela; or to obtain or maintain permits, including those necessary for drilling and development of wells
in various locations.

Similarly, the declaration of a “climate emergency” could result in actions to limit exports of our products and other restrictions.

Local political and economic factors in international

markets could have a material adverse effect on us.

Approximately 48 percent of our hydrocarbon

production was derived from production outside

the U.S. in
2020, and 42 percent of our proved reserves, as

of December 31, 2020, were located outside

the U.S.

We are
subject to risks associated with operations in international markets, including changes in foreign governmental
policies relating to crude oil, natural gas, bitumen,

NGLs or LNG pricing and taxation, other

political,
economic or diplomatic developments (including

the macro effects of international trade policies and
disputes), potentially disruptive geopolitical

conditions,

and international monetary and currency rate
fluctuations.

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

Risks Related to Our Acquisition of Concho

Combining our business with Concho’s may be more difficult, costly or time-consuming than expected and
we may fail to realize the anticipated benefits

of the Merger, which may adversely affect our business results and negatively affect the value of our common stock.

Our acquisition of Concho (the Merger)

involved

the combination of two companies which, until

the
completion of the Merger,

operated

as independent public companies.

The success of the Merger will depend
on, among other things, the ability of our

two companies to combine our businesses in

a manner that adds
value to shareholders.

However, there can be no assurances that our respective businesses can be integrated
successfully, and we will be required to devote significant management attention and resources to the
integration process.

We must achieve the anticipated improvement in free cash flow generation and returns and achieve the planned cost savings without adversely

affecting current revenues or compromising the
disciplined investment philosophy to maximize value

for shareholders.

There are a large number of processes, policies, procedures,

operations and technologies and systems that must
be integrated, and although we expect that the

elimination of duplicative costs, strategic

benefits, and
additional income, as well as the realization

of other efficiencies related to the integration of the business,

may
offset incremental transaction and Merger-related costs over time, we may encounter difficulties in the
integration and any net benefit may not be achieved

in the near term or at all.

It is possible that the integration
process could take longer than originally anticipated

and could result in the loss of key employees;

the loss of
commercial and vendor partners;

the disruption of our ongoing businesses;

inconsistencies in standards,
controls, procedures and policies;

unexpected integration issues;

and higher than expected integration costs.

An inability to realize the full extent of the anticipated

benefits of the Merger and the other transactions
contemplated by the Merger Agreement, as well as any delays

encountered in the integration process, could
have an adverse effect upon the revenues, level of expenses

and operating results of ConocoPhillips, which
may adversely affect the value of our common stock.

The market value of our common stock could

decline if large amounts of our common

stock are sold now
that the Concho acquisition has been consummated.

We issued shares of ConocoPhillips common stock to former Concho stockholders.

Former Concho
stockholders may decide not to hold the shares

of ConocoPhillips common stock that they received

in the
Merger, and ConocoPhillips stockholders may decide to reduce their investment in ConocoPhillips as a result
of the changes to ConocoPhillips’ investment

profile as a result of the Merger.

Other Concho stockholders,
such as funds with limitations on their permitted

holdings of stock in individual issuers, may

be required to sell
the shares of ConocoPhillips common stock that

they received in the Merger.

Such sales of ConocoPhillips
common stock could have the effect of depressing the

market price for ConocoPhillips common stock.

Other Risk Factors Facing our Business or

Operations

We may need additional capital in the future, and it may not be available on acceptable terms or at all.

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
to do so.

Our ability to obtain additional financing or refinance

our existing indebtedness when it matures

or in
accordance with our plans, will be subject

to a number of factors, including market conditions,

our operating
performance, investor sentiment and our ability

to incur additional debt in compliance with agreements
governing our then-outstanding debt.

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

We have collected approximately $0.8 billion
of the $2.0 billion settlement to date and PDVSA

has defaulted on its remaining payment obligations

under

this agreement.

We are therefore incurring additional costs as we seek to recover any unpaid amounts under
the agreement.

Additionally, in March 2019, an ICSID arbitration tribunal issued an award unanimously
ordering the government of Venezuela to pay ConocoPhillips approximately $8.7 billion in compensation for
the government’s unlawful expropriation of the company’s investments in Venezuela in 2007.

ConocoPhillips
has filed requests for recognition of the award in several

jurisdictions.

On August 29, 2019, the ICSID tribunal
issued a decision rectifying the award and reducing

it by approximately $227 million.

The award now stands
at $8.5 billion plus interest.

The government of Venezuela is seeking annulment of the award before another panel at ICSID and annulment proceedings

are underway.

No amounts have been collected as a result of this
award yet.

Our ability to declare and pay dividends and repurchase

shares is subject to certain considerations.

Dividends are authorized and determined by

our Board of Directors in its sole discretion

and depend upon a
number of factors, including:

●

Cash available for distribution;
●

Our results of operations and anticipated future

results of operations;
●

Our financial condition, especially in relation

to the anticipated future capital needs of our

properties;
●

The level of distributions paid by comparable companies;
●

Our operating expenses; and

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

Additionally, as of December 31, 2020,

$14.5 billion of repurchase authority remained

of the $25 billion share
repurchase program our Board of Directors had

authorized.

Our share repurchase program does not

obligate us
to acquire a specific number of shares during any

period, and our decision to commence, discontinue

or resume
repurchases in any period will depend on the same

factors that our Board of Directors

may consider when
declaring dividends, among others.

In the past we have suspended our share repurchase

program in response
to market downturns, and we may do so again

in the future.

Any downward revision in the amount of dividends

we pay to stockholders or the number of shares

we
purchase under our share repurchase program could

have an adverse effect on the market price of our common
stock.

There are substantial risks with any acquisitions

or divestitures we may choose to undertake.

We regularly review our portfolio and pursue growth through acquisitions and seek to divest non-core assets or
businesses.

We may not be able to complete these transactions on favorable terms, on a timely basis, or at all.

Even if we do complete such

transactions, our cash flow from operations may be

adversely impacted or
otherwise the transactions

may not result in the benefits anticipated

due to various risks, including, but not
limited to (i) the failure of the acquired assets or

businesses to meet or exceed expected returns,

including risk
of impairment; (ii) difficulties in integrating the operations,

technologies, products and personnel of the
acquired assets or businesses; (iii) the inability

to dispose of non-core assets and businesses on satisfactory terms and conditions; and (iv) the discovery of

unknown and unforeseen liabilities or

other issues related to
any acquisition for which contractual protections

are inadequate or we lack insurance or indemnities,

including
environmental liabilities, or with regard to divested

assets or businesses, claims by purchasers

to whom we
have provided contractual indemnification.

Our technologies, systems and networks may be subject

to cyber attacks.

Our business, like others within the oil and gas

industry, has become increasingly dependent on digital
technologies, some of which are managed by third-party

service providers on whom we rely to

help us collect,
host or process information.

Among other activities, we rely on digital technology

to estimate oil and gas
reserves, process and record financial and operating

data, analyze seismic and drilling information

and
communicate with employees and third-parties.

As a result, we face various cyber security

threats such as
attempts to gain unauthorized access to, or control

of, sensitive information about our operations

and our
employees, attempts to render our data or systems

(or those of third-parties with whom we do

business)
corrupted or unusable, threats to the security

of our facilities and infrastructure as well as

those of third-parties
with whom we do business and attempted cyber

terrorism.

In addition, computers control oil and gas production,

processing equipment and distribution

systems globally
and are necessary to deliver our production to market.

A disruption, failure, or a cyber breach of these
operating systems, or of the networks and infrastructure

on which they rely, many of which are not owned or
operated by us, could damage critical production,

distribution or storage assets, delay or prevent delivery

to
markets or make it difficult or impossible to accurately

account for production and settle transactions.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3.   LEGAL PROCEEDINGS

The following is a description of reportable legal

proceedings, including those involving governmental
authorities under federal, state and local laws regulating

the discharge of materials into the environment.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name Position Held Age*
Catherine A. Brooks Vice President and Controller 55
William L. Bullock, Jr. Executive Vice President and Chief Financial Officer 56
Ellen R. DeSanctis Senior Vice President, Corporate Relations 64
Matt J. Fox Executive Vice President and Chief Operating Officer 60
Ryan M. Lance
Chairman of the Board of Directors and Chief Executive

Officer
58
Timothy A. Leach Executive Vice President, Lower 48 61
Andrew D. Lundquist Senior Vice President, Government Affairs 60
Dominic E. Macklon Senior Vice President, Strategy, Exploration and Technology 51
Nicholas G. Olds Senior Vice President, Global Operations 51
Kelly B. Rose Senior Vice President, Legal, General Counsel 54

*On February 16, 2021.

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
next annual meeting is May 11, 2021.

Set forth

below is information about the executive

officers.

Catherine A. Brooks
was appointed Vice President and Controller as of January 2019, having previously
served as General Auditor since August 2018.

Prior to serving as General Auditor, she was Assistant
Controller from February 2016 to August 2018.

She became Manager, Finance & Performance Analysis in
April 2014 and served in that role until February

2016.

Ms. Brooks previously held the position

of Manager,
External Reporting from May 2010 to April

2014.

William L. Bullock, Jr.

was appointed Executive Vice President and Chief Financial Officer as of September
2020, having previously served as President,

Asia Pacific & Middle East since April 2015.

Prior to that, he
was Vice President, Corporate Planning & Development since May 2012.

Ellen R. DeSanctis

was appointed Senior Vice President, Corporate Relations as of January 2019,

having
previously served as Vice President, Investor Relations and Communications

since May 2012.

Prior to that,
she was employed by Petrohawk Energy Corp. where she

served as Senior Vice President, Corporate
Communications since 2010.

Matt J. Fox

was appointed Executive Vice President and Chief Operating Officer as of January 2019,

having
previously served as Executive Vice President, Strategy, Exploration and Technology since March 2016 and
Executive Vice President, Exploration and Production, from May 2012 to March

2016.

Prior to that, he was
employed by Nexen, Inc., where he served as

Executive Vice President, International since 2010.

Ryan M. Lance
was appointed Chairman of the Board of Directors

and Chief Executive Officer in May 2012,
having previously served as Senior Vice President, Exploration and Production—International

since May
2009.

Timothy A. Leach
was appointed Executive Vice President, Lower 48 in January 2021.

Prior to joining
ConocoPhillips, Mr. Leach served as Chairman and Chief Executive Officer of

Concho Resources Inc., from
its formation in February 2006, until its acquisition

by ConocoPhillips in January 2021.

Andrew D. Lundquist
was appointed Senior Vice President,

Government Affairs in February 2013.

Prior to
that, he served as managing partner of BlueWater Strategies LLC, since 2002.

Dominic E. Macklon

was appointed Senior Vice President, Strategy, Exploration and Technology as of
August 2020, having previously served as President,

Lower 48 since June 2018.

Prior to that, he served as
Vice President, Corporate Planning & Development since January 2017 and

President, U.K. from September
2015 to January 2017.

Mr. Macklon previously served as Senior Vice President, Oil Sands in Canada from
July 2012 to September 2015.

Nicholas G. Olds

was appointed Senior Vice President, Global Operations as of August

2020,
having previously served as Vice President, Corporate

Planning & Development since June 2018.

Prior to
that, he served as Vice President, Mid-Continent Business Unit in the Lower 48 from

September 2016 to June
2018 and Vice President, North Slope Operations and Development in

Alaska from August 2012 to September
2016.

Kelly B. Rose
was appointed Senior Vice President, Legal, General Counsel in September

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

STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ConocoPhillips’ common stock is traded on the

New York Stock Exchange, under the symbol “COP.”

Cash Dividends Per Share
Dividends
2020 2019
First $ 0.420 0.305
Second 0.420 0.305
Third 0.420 0.305
Fourth 0.430 0.420
Number of Stockholders of Record at January

31, 2021*
40,483
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

Issuer Purchases of Equity Securities
Millions of Dollars
Approximate Dollar
Shares Purchased
Value

of Shares
Average

as Part of Publicly

that May Yet Be

Total Number of Price Paid

Announced Plans
Purchased Under the

Period

Shares Purchased
*
Per Share

or Programs
Plans or Programs
October 1-31, 2020 4,805,220 $ 34.68 4,805,220 $ 14,483
November 1-30, 2020 - - - 14,483
December 1-31, 2020 - - - 14,483
4,805,220 $ 34.68 4,805,220
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase

program, which has a current total program
authorization of $25 billion of our common stock.

As of December 31, 2020,

we had repurchased $10.5
billion of shares.

Repurchases

are made at management’s discretion, at prevailing prices, subject to market conditions and other factors.

Except as limited by applicable legal requirements,

repurchases may be
increased, decreased or discontinued at any time

without prior notice.

Shares of stock repurchased under the
plan are held as treasury shares.

See “Item 1A—Risk Factors – Our ability

to declare and pay dividends and
repurchase shares is subject to certain considerations.”

Stock Performance Graph

The following graph shows the cumulative TSR

for ConocoPhillips’ common stock in each of the five

years
from December 31, 2015 to December 31,

2020.

The graph also compares the cumulative

total returns for the
same five-year period with the S&P 500 Index and

our performance peer group consisting

of Chevron,
ExxonMobil, Apache, Marathon Oil Corporation,

Devon, Occidental, Hess, and EOG weighted

according to
the respective peer’s stock market capitalization at the

beginning of each annual period.

For the 2019 Stock
Performance Graph, Noble Energy was also presented

within the peer group.

However, due to Chevron’s
acquisition of Noble Energy completed in 2020, Noble

Energy’s performance has been excluded from all five
years of the peer group performance.

The comparison assumes $100 was invested on

December 31, 2015, in ConocoPhillips stock, the S&P

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

1995.

The words “anticipate,” “believe,” “budget,”
“continue,” “could,” “effort,” “estimate,” “expect,”

“forecast,” “goal,” “guidance,” “intend,” “may,”
“objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,”

“should,” “target,” “will,”
“would,” and similar expressions identify forward-looking statements.

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
75.

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

Headquartered in Houston, Texas, at
December 31, 2020, we employed approximately

9,700 people worldwide and had total

assets of $63 billion.

Completed Acquisition of Concho Resources Inc.

On January 15, 2021, we completed our acquisition

of Concho Resources Inc. (Concho), an independent

oil
and gas exploration and production company

with operations across New Mexico and West Texas.

The
addition of complementary acreage in the

Delaware and Midland Basins creates a sizeable

Permian presence to
augment our leading unconventional positions

in the Eagle Ford and Bakken in the Lower 48

and the Montney
in Canada.

Consideration for the all-stock transaction was

valued at $13.1 billion, in which 1.46 shares

of ConocoPhillips
common stock was exchanged for each outstanding

share of Concho common stock, resulting

in the issuance
of approximately 286 million shares of ConocoPhillips

common stock.

We also assumed $3.9 billion in
aggregate principal amount of outstanding debt for

Concho, which was recorded at fair value of $4.7

billion as
of the closing date.

The combined companies are expected to

capture approximately $750 million of annual
cost and capital savings by 2022.

For additional information

related to this transaction, see Note 25—
Acquisition of Concho Resources Inc. in the

Notes to Consolidated Financial Statements.

Overview

The energy landscape changed dramatically in 2020 with

simultaneous demand and supply shocks that drove
the industry into a severe downturn.

The demand shock was triggered by the

COVID-19 pandemic,

which
continues to have unprecedented social and economic

consequences.

Mitigation efforts to stop the spread of
this highly-contagious disease include stay-at-home

orders and business closures that caused

sharp
contractions in economic activity worldwide.

The supply shock was triggered by disagreements

between
OPEC and Russia, beginning in early March 2020,

which resulted in significant supply coming

onto the

market

and an oil price war.

These dual demand and supply shocks caused

oil prices to collapse as we exited
the first quarter of 2020.

As we entered the second quarter of 2020, predictions

of COVID-19 driven global oil demand losses
intensified, with forecasts

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

Brent sold at a relative advantage.

The extreme volatility
experienced

in the first half of the year settled down in the

second half of the year, with WTI crude oil prices
exiting the year near $50 per barrel.

Since the start of the severe downturn, we have closely

monitored the market and taken prudent actions in
response to this situation.

We entered 2020 in a position of relative strength, with cash and cash equivalents of more than $5 billion, short-term investments

of $3 billion, and an undrawn credit facility

of $6 billion, totaling
approximately $14 billion in available liquidity.

Additionally, we had several entity and asset sales
agreements in place, which generated $1.3 billion

in proceeds from dispositions during 2020.

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

These actions decreased uses of cash by approximately

$5 billion in 2020.

We also established a framework
for evaluating our assets and implementing

economic production curtailments considering

the weakness in oil
prices during the second quarter of 2020, which resulted

in taking an additional significant step of voluntarily
curtailing production, predominantly from

operated North American assets.

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

Other industry
operators also cut production and development

plans and as we progressed through the second quarter, certain stay-at-home restrictions eased, which partially

restored lost demand, and WTI and Brent prices

exited the
second quarter around $40 per barrel.

Based on our economic framework, we began

restoring production from
voluntary curtailments in July, and with oil stabilizing around $40 per barrel, we ended our curtailment
program during the third quarter.

Curtailments in the third quarter averaged approximately

90 MBOED, with
65 MBOED attributable to the Lower 48 and 15 MBOED

to Surmont.

In August 2020, we acquired

additional Montney acreage for cash consideration

of $382 million, after
customary post-closing adjustments.

We also assumed $31 million in financing obligations for associated partially owned infrastructure.

This acquisition consisted primarily

of undeveloped properties and included
140,000 net acres in the liquids-rich Inga Fireweed

asset Montney zone, which is directly adjacent

to our
existing Montney position.

The transaction increased our Montney acreage

position to approximately 295,000
net acres with a 100 percent working interest.

See Note 4—Acquisitions and Dispositions in

the Notes to
Consolidated Financial Statements for additional

information.

In October 2020, we announced an increase to our

quarterly dividend from $0.42 per share to $0.43

per share
and resumed

share repurchases before suspending our

share repurchase program upon entry into

our definitive
agreement to acquire Concho.

We resumed shares repurchases in February 2021 after completion of our
Concho acquisition.

We ended the year with over $12 billion of liquidity, comprised of $3.0 billion in cash and cash equivalents, $3.6 billion in short-term

investments, and available borrowings under our credit

facility
of $5.7 billion.

Our expectation is that commodity prices will

remain cyclical and volatile, and a successful

business strategy
in the E&P industry must be resilient in

lower price environments, at the same time retaining

upside during
periods of higher prices.

While we are not impervious to current market

conditions, we believe our decisive
actions over the last several years of focusing on free

cash flow generation, high-grading our asset

base,
lowering the cost of supply of our investment

resource portfolio, and strengthening our

balance sheet have put
us in a strong relative position compared to our

independent E&P peers.

We remain committed to the core
principles of our value proposition, namely, free cash flow generation,

a strong balance sheet, commitment to
differential returns of and on capital,

and ESG leadership.

Our workforce and operations have adjusted to

mitigate the impacts of the COVID-19

pandemic.

We have
operations in remote areas with confined spaces,

such as offshore platforms, the North Slope of Alaska,

Curtis
Island in Australia, western Canada and Indonesia,

where viruses could rapidly spread.

Personnel are asked to
perform a self-assessment for symptoms of illness

each day and, when appropriate, are subject to

more
restrictive measures before traveling to and working

on location.

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
reduction efforts.

We also enhanced our focus on counterparty risk monitoring during this period

and
requested credit assurances when applicable.

Operationally, we remain focused on safely executing the business.

In 2020, production of 1,127 MBOED
generated cash provided by operating activities

of $4.8 billion.

We invested $4.7

billion into the business in
the form of capital expenditures, including $0.5

billion of acquisition capital, and paid dividends

to
shareholders of $1.8 billion.

Production decreased 221 MBOED or 16 percent

in 2020, compared to 2019.

Production excluding

Libya for 2020 was 1,118 MBOED.

Adjusting for estimated curtailments

of
approximately 80 MBOED; closed acquisitions

and dispositions;

and excluding Libya, production for 2020
would have been 1,176 MBOED, a decrease of 15

MBOED compared with 2019 production.

This decrease
was primarily due to normal field decline, partly

offset by new wells online in the Lower 48, Canada,

Norway,
Alaska and China.

Production from Libya averaged 9 MBOED

as it was in force majeure during a significant
portion of the year.

Key Operating and Financial Summary

Significant items during 2020 and recent announcements

included the following:

●

Enhanced both our portfolio and financial framework through the acquisition of Concho in an all-stock
transaction, as well as purchasing bolt-on acreage in Canada and Lower

48.
●

Full-year production, excluding Libya, of 1,118

MBOED; curtailed approximately 80 MBOED during the
year.

●

Cash provided by operating activities was $4.8 billion.
●

Generated $1.3 billion in disposition proceeds from non-core asset sales.
●

Distributed $1.8 billion in dividends and repurchased $0.9 billion of shares.
●

Ended the year with cash and cash equivalents totaling $3.0 billion and short-term investments of $3.6
billion,

equaling $6.6 billion in ending cash and cash equivalents and short-term investments.
●

Announced two significant discoveries in Norway and achieved first production at Tor II; continued
appraisal drilling and started up first pads and related infrastructure in Montney.
●

Adopted a Paris-aligned climate risk framework with ambition to achieve net

-zero operated emissions by
2050 as part of our commitment to ESG excellence.
●

Recognized impairments of proved and unproved properties totaling $1.3 billion after-tax.

Business Environment

Brent crude oil prices averaged $42 per barrel in 2020,

compared with $64 per barrel in 2019.

The energy
industry has periodically experienced this type

of volatility due to fluctuating supply-and-demand

conditions
and such volatility may persist for the foreseeable

future.

Commodity prices are the most significant

factor
impacting our profitability and related reinvestment

of operating cash flows into our business.

Our strategy is
to create value through price cycles by delivering

on the foundational principles that underpin our

value
proposition; free cash flow generation,

a strong balance sheet,

commitment to differential returns of and on
capital,

and ESG leadership.

Operational and Financial Factors Affecting

Profitability
The focus areas we believe will drive our success

through the price cycles include:

●

Free cash flow generation.

This is a core principle of our value proposition.

Our goal is to achieve
strong free cash flow by exercising capital discipline,

controlling our costs, and safely and reliably
delivering production.

Throughout the price cycles, we expect to make capital

investments sufficient
to sustain production.

Free cash flow provides funds that are available

to return to shareholders,
strengthen the balance sheet to deliver on our

priorities through the price cycles, or reinvest back into
the business for future cash flow expansion.

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

In setting our capital plans, we exercise a rigorous

approach that evaluates projects
using this cost of supply criteria, which we believe

will lead to value maximization and cash
flow expansion using an optimized investment

pace, not production growth for growth’s sake.

Our cash allocation priorities call for the investment

of sufficient capital to sustain production
and pay the existing dividend.

Additional capital may be allocated toward

growth, but
discipline will be maintained.

In February 2021, we announced 2021 operating

plan capital for the combined company of
$5.5 billion.

The plan includes $5.1 billion to sustain current

production and $0.4 billion for
investment in major projects, primarily in

Alaska, in addition to ongoing exploration
appraisal activity.

The operating plan capital budget of $5.5 billion

is expected to deliver production from the
combined company of approximately 1.5 MMBOED

in 2021.

This production guidance
excludes Libya.

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

In 2020, our production and operating expenses

were 18
percent lower than 2019, primarily due to decreased

wellwork and transportation costs
resulting from production curtailments across

our North American operated assets as well as
the absence of costs related to our U.K. and

Australia-West divestitures.

For more
information related to our U.K. and Australia-West divestitures, see note 4—Acquisitions

and
Dispositions in the Notes to Consolidated Financial

Statements.

At the time of the Concho acquisition announcement

in October 2020, we announced planned
cost reductions and quantified $350 million

of annual expense savings expected to be
achieved by 2022.

These reductions included approximately $150 million

due to streamlining
our internal organization to appropriate levels given the

current industry environment and
recent asset sales; $100 million of G&A and

G&G due to a refocused exploration program;
and $100 million of redundant G&A costs on

a combined basis related to the Concho
acquisition.

Subsequent to the transaction announcement,

we identified $250 million of
further cost reductions from the combined companies

to be achieved by 2022.

o

Optimize our portfolio.

In January 2021, we completed the acquisition

of Concho and
significantly increased our unconventional portfolio

with years of low cost of supply
investments.

The addition of complementary acreage in the

Delaware and Midland basins
creates a sizeable Permian presence to augment our leading

unconventional positions in the
Eagle Ford and Bakken in the Lower 48.

We added to our unconventional Montney position
with an asset acquisition that consisted primarily

of undeveloped properties directly adjacent
to our existing acreage.

These acquisitions followed several non-core asset

sales earlier in the year including
Australia-West in our Asia Pacific segment,

and Niobrara and Waddell Ranch in the Lower
48.

We managed the portfolio well during a turbulent year, with asset sales entered at the end of 2019 generating $1.3 billion of proceeds from dispositions in the first half of 2020,
followed by opportunistic acquisitions of unconventional

assets in the second half of 2020
after commodity prices had dropped.

We will continue to evaluate our assets to determine
whether they compete for capital within our portfolio

and will optimize the portfolio as
necessary, directing capital towards the most competitive investments.

●

A strong balance sheet.

We believe balance sheet strength is critical in a cyclical business such as ours.

Our strong operating performance buffered by a solid

balance sheet enables us to deliver on our
priorities through the price cycles.

Our priorities include execution of our

development plans,
maintaining a growing dividend, and returning competitive

returns of capital to shareholders.

●

Commitment to differential returns of and on capital.

We believe in delivering value to our
shareholders via a growing, sustainable dividend

supplemented by additional returns of

capital,
including share repurchases.

In 2020, we paid dividends on our common stock

of approximately $1.8
billion and repurchased $0.9

billion of our common stock.

Combined, our dividend and repurchases
represented

57 percent of our net cash provided by operating

activities.

Since we initiated our current
share repurchase program in late 2016, we have repurchased

189 million shares for $10.5 billion,
which represents approximately 15 percent of shares

outstanding as of September 30, 2016.

As of
December 31, 2020, $14.5 billion of repurchase

authority remained of the $25 billion share repurchase
program our Board of Directors had authorized.

Repurchases are made at management’s discretion,

at prevailing prices, subject to market conditions

and other factors.

See “Item 1A—Risk Factors Our
ability to declare and pay dividends and repurchase

shares is subject to certain considerations.”

In October 2020, we announced that our Board

of Directors approved an increase to our quarterly
dividend of $0.42 per share to $0.43 per share.

In February 2021, we resumed share repurchases

after
the completion of our Concho acquisition.

●

ESG Leadership.

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

Demonstrating our commitment to
sustainability and environmental stewardship, in

October 2020, we announced our adoption of a Paris-
aligned climate risk framework as part of our continued

leadership in ESG excellence.

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

We have joined the World

Bank Flaring Initiative to
work towards zero routine flaring of gas by 2030

and are the first U.S.-based oil and gas company

to
adopt a Paris-aligned climate risk strategy.

●

Add to our proved reserve base.

We primarily add to our proved reserve base in three ways:

o

Purchases of increased interests in existing

fields and acquisitions.
o

Application of new technologies and processes

to improve recovery from existing fields.
o

Successful exploration, exploitation and development

of new and existing fields.

As required by current authoritative guidelines,

the estimated future date when an asset will reach

the
end of its economic life is based on historical 12-month

first-of-month average prices and current
costs.

This date estimates when production will

end and affects the amount of estimated reserves.

Therefore, as prices and cost levels change from

year to year, the estimate of proved reserves also
changes.

Generally, our proved reserves decrease as prices decline and increase as prices rise.

Reserve replacement represents the net change in

proved reserves, net of production, divided

by our
current year production, as shown in our supplemental

reserve table disclosures.

Our reserve
replacement was negative 86 percent in 2020, reflecting

the impact of lower prices, which reduced
reserves by approximately 600 MMBOE.

Our organic reserve replacement, which excluded a net
decrease of 7 MMBOE from sales and purchases,

was negative 84 percent in 2020.

In the three years ended December 31, 2020, our reserve

replacement was 59 percent, primarily
impacted by lower prices in 2020.

Our organic reserve replacement during the three years

ended
December 31, 2020, which excluded

a net increase of 89 MMBOE related to sales

and purchases, was
53 percent.

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

Companywide, we continue to leverage knowledge

of technological successes across our
operations.

We have embraced the digital transformation and are using digital innovations to work and operate
more efficiently.

Predictive analytics have been adopted in our operations

and planning process.

Artificial intelligence, machine learning and

deep learning are being used for emissions

monitoring,
seismic advancements and advanced controls in

our field operations.

●

Attract, develop and retain a talented work force.

We strive to attract, develop and retain individuals
with the knowledge and skills to successfully

execute our business strategy in a manner

exemplifying
our core values and ethics.

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

OPEC
and other producing countries, environmental laws,

tax regulations, governmental policies and
weather-related disruptions.

The following graph depicts the average benchmark

prices for WTI
crude oil, Brent crude oil and U.S. Henry Hub natural

gas:

Brent crude oil prices averaged $41.68 per barrel

in 2020, a decrease of 35 percent compared

with
$64.30 per barrel in 2019.

Similarly, WTI crude oil prices decreased 31 percent from $57.02 per barrel in 2019 to $39.37 per barrel in 2020.

Crude oil prices were lower due to the dual

demand and
supply shocks.

The demand shock was triggered by the

COVID-19 pandemic, which continues to
have unprecedented social and economic consequences.

The supply shock was triggered by

disagreements between OPEC and Russia, beginning

in early March 2020, which resulted in
significant supply coming onto the market

and created higher inventory levels.

Henry Hub natural gas prices

decreased 21 percent from an average of $2.63

per MMBTU in 2019 to
$2.08 per MMBTU in 2020.

Henry Hub prices were depressed due to high

storage levels and weak
demand.

Our realized bitumen price decreased 75 percent

from an average of $31.72 per barrel

in 2019 to $8.02
per barrel in 2020.

The decrease was largely driven by weakness in WTI,

reflective of impacts from
the COVID-19 pandemic.

The WCS differential to WTI at Hardisty remained fairly

flat as
curtailment orders imposed by the Alberta Government,

which limited production from the province,
continued throughout 2020.

We continue to optimize bitumen price realizations through
improvements in alternate blend capability which

results in lower diluent costs and access

to the U.S.
Gulf Coast market through rail and pipeline contracts.

Our worldwide annual average realized price decreased

34 percent from $48.78

per BOE in 2019 to
$32.15

per BOE in 2020 primarily due to lower realized

oil, natural gas and bitumen prices.

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

For additional information on our impairments,
see Note 7—Suspended Wells and Exploration Expenses and Note 8—Impairments, in

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

Outlook

Production and Capital
In February 2021, we announced 2021 operating

plan capital for the combined company of $5.5

billion.

The
plan includes $5.1 billion to sustain current

production and $0.4 billion for investment

in major projects,
primarily in Alaska, in addition to ongoing

exploration appraisal activity.

The operating plan capital budget of $5.5 billion

is expected to deliver production from the combined

company
of approximately 1.5 MMBOED in 2021.

This production guidance excludes Libya.

Restructuring
As a result of the acquisition of Concho, we commenced

a restructuring program in the first quarter

of 2021 in
association with combining the operations of the

two companies.

We expect to incur significant non-recurring
transaction and acquisition-related costs in

2021 for employee severance payments; incremental

pension
benefit costs related to the workforce reductions; employee

retention costs; employee relocations; fees

paid to
financial, legal, and accounting advisors; and

filing fees.

We currently cannot estimate these costs, as well as
other unanticipated items,

and expect to recognize the majority

of these expenses in the first quarter of 2021.

Operating Segments

We manage our operations through six operating segments, which are primarily defined by geographic region:
Alaska; Lower 48; Canada; Europe, Middle East

and North Africa; Asia Pacific; and Other International.

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
Europe, Middle East and North Africa segment.

We have revised segment information disclosures and
segment performance metrics presented within our results of operations for the current and prior years.
This section of the Form 10-K

discusses year-to-year comparisons between 2020

and 2019.

For discussion of
year-to-year comparisons between 2019 and 2018, see

"Management's Discussion and Analysis

of Financial
Condition and Results of Operations" in Exhibit

99.1
—
, Item 7 filed with our Form 8-K filed

on November 16,
2020.
Consolidated Results
A summary of the company’s net income (loss) attributable to ConocoPhillips by business segment follows:
Millions of Dollars
Years Ended December 31 2020 2019 2018
Alaska $ (719) 1,520 1,814
Lower 48 (1,122) 436 1,747
Canada (326) 279 63
Europe, Middle East and North Africa 448 3,170 2,594
Asia Pacific 962 1,483 1,342
Other International (64) 263 364
Corporate and Other (1,880) 38 (1,667)
Net income (loss) attributable to ConocoPhillips $ (2,701) 7,189 6,257

2020 vs. 2019

Net income (loss) attributable to ConocoPhillips

decreased $9.9 billion in 2020.

The decrease was mainly due
to:

●

Lower realized commodity prices.
●

Lower sales volumes due to normal field decline,

asset dispositions and production curtailments.

For
additional information related to dispositions,

see Note 4—Asset Acquisitions and Dispositions

in the
Notes to Consolidated Financial Statements.

●

The absence of a $2.1 billion after-tax gain associated

with the completion of the sale of two
ConocoPhillips U.K. subsidiaries.

For additional information, see Note 4—Asset

Acquisitions and
Dispositions in the Notes to Consolidated Financial

Statements.
●

An unrealized loss of $855 million after-tax

on our Cenovus Energy (CVE) common shares in 2020,
as compared to a $649 million after-tax unrealized

gain on those shares in 2019.
●

A $648 million after-tax impairment for the associated

carrying value of capitalized undeveloped
leasehold costs and an equity method investment

related to our Alaska North Slope Gas

asset.

For
additional information, see Note 7—Suspended

Wells and Exploration Expenses, in the Notes to
Consolidated Financial Statements.
●

Increased impairments

primarily related to developed properties

in our non-core assets which were
written down to fair value due to lower commodity

prices and development plan changes.

For
additional information, see Note 8—Impairments

and Note 14—Fair Value Measurement in the Notes
to Consolidated Financial Statements.
●

The absence of other income of $317 million after-tax

related to our settlement agreement with
PDVSA.

These decreases in net income (loss) were partly

offset by:

●

Lower production and operating expenses, primarily

due to the absence of costs related to our U.K.
and Australia-West divestitures and decreased wellwork and transportation costs resulting from
production curtailments across our North American

operated assets.
●

A $597 million after-tax gain on dispositions related

to our Australia-West divestiture.
●

Lower DD&A expenses, primarily due to lower

volumes related to normal field decline and
production curtailments as well as impacts

of our Australia-West and U.K. divestitures.

Partly
offsetting this decrease, was higher DD&A expenses

due to price-related downward reserve revisions.

Income Statement Analysis

2020 vs. 2019

Sales and other operating revenues decreased 42 percent

in 2020, mainly due to lower realized commodity
prices and lower sales volumes.

Sales volumes decreased due to normal field

decline, production curtailments
from our North American operated assets and the

divestiture of our U.K. assets in the third

quarter of 2019 and
our Australia-West assets in the second quarter of 2020.

Equity in earnings of affiliates decreased $347 million

in 2020, primarily due to lower earnings from

QG3 and
APLNG because of lower LNG prices.

Partly offsetting this decrease was the absence

of impairments related
to equity method investments in our Lower 48 segment

of $155 million and the absence of a $118 million
deferred tax adjustment at QG3, reported in our

Europe, Middle East and North Africa segment.

Gain on dispositions decreased $1.4 billion in

2020, primarily due to the absence of a $1.7 billion

before-tax
gain associated with the completion of the sale

of two ConocoPhillips U.K. subsidiaries.

Partly offsetting the
decrease was a $587 million before-tax gain associated

with our Australia-West divestiture.

For more
information related to these dispositions, see Note

4—Asset Acquisitions and Dispositions

in the Notes to
Consolidated Financial Statements.

Other income (loss) decreased $1.9 billion

in 2020, primarily due to a before-tax unrealized

loss of $855
million on our CVE common shares in 2020, and

the absence of a $649 million before-tax unrealized

gain on
those shares in 2019.

Additionally, other income (loss) decreased due to the absence of $325 million before-
tax related to our settlement agreement with PDVSA.

For discussion of our CVE shares, see Note 6—Investment

in Cenovus Energy in the Notes to Consolidated
Financial Statements.

For discussion of our PDVSA settlement,

see Note 12—Contingencies and
Commitments in the Notes to Consolidated Financial

Statements.

Purchased commodities decreased 32 percent in

2020, primarily due to lower natural gas

and crude oil prices;
lower crude oil and natural gas volumes purchased;

and the divestiture of our U.K. assets in the

third quarter of
2019 and our Australia-West assets in the second quarter of 2020.

Production and operating expenses decreased $978

million in 2020, primarily due to reduced activities

and
transportation costs associated with lower activity

across our North American operated assets in

response to
the low commodity price environment and the

absence of costs related to our U.K. and Australia-West
divestitures.

Selling, general and administrative expenses decreased

$126 million in 2020, primarily due to lower

costs
associated with compensation and benefits,

including mark to market impacts of certain

key employee
compensation programs.

Exploration expenses increased $714 million

in 2020, primarily due to an $828 million before-tax

impairment
for the entire carrying value of capitalized undeveloped

leasehold costs related to our Alaska

North Slope Gas
asset.

Partly offsetting this increase, was the absence of

a $141 million before-tax leasehold impairment
expense due to our decision to discontinue exploration

activities in the Central Louisiana Austin

Chalk trend.

For additional information, see Note 7—Suspended

Wells and Exploration Expenses, in the Notes to
Consolidated Financial Statements.

Impairments increased $408 million in

2020, primarily related to developed properties

in our non-core assets
which were written down to fair value due to lower

commodity prices and development plan changes.

For
additional information, see Note 8—Impairments

and Note 14—Fair Value Measurement in the Notes to
Consolidated Financial Statements.

Taxes other than income taxes decreased $199 million in 2020, primarily due to lower commodity prices and
volumes.

Foreign currency transaction (gains) losses decreased

$138 million in 2020, due to gains recognized

from
foreign currency derivatives and other foreign

currency remeasurements.

For additional information, see Note
13—Derivative and Financial Instruments

in the Notes to Consolidated Financial Statements.

See Note 18—Income Taxes, in the Notes to Consolidated Financial Statements,

for information regarding our
income tax provision (benefit) and effective tax rate.

Summary Operating Statistics
2020 2019 2018
Average Net Production
Crude oil (MBD)
Consolidated Operations 555 692 639
Equity affiliates 13 13 14
Total crude oil 568 705 653
Natural gas liquids (MBD)
Consolidated Operations 97 107 95
Equity affiliates 8 8 7
Total natural gas liquids 105 115 102
Bitumen (MBD) 55 60 66
Natural gas (MMCFD)
Consolidated Operations 1,339 1,753 1,743
Equity affiliates 1,055 1,052 1,031
Total natural gas 2,394 2,805 2,774
Total Production

(MBOED)
1,127 1,348 1,283
Dollars Per Unit
Average Sales Prices

Crude oil (per bbl)
Consolidated Operations $ 39.56 60.98 68.03
Equity affiliates 39.02 61.32 72.49
Total crude oil 39.54 60.99 68.13
Natural gas liquids (per bbl)
Consolidated Operations 12.90 18.73 29.03
Equity affiliates 32.69 36.70 45.69
Total natural gas liquids 14.61 20.09 30.48
Bitumen (per bbl) 8.02 31.72 22.29
Natural gas (per mcf)
Consolidated Operations 3.17 4.25 5.40
Equity affiliates 3.71 6.29 6.06
Total natural gas 3.41 5.03 5.65
Millions of Dollars
Worldwide Exploration Expenses
General and administrative; geological and geophysical,
lease rental, and other $ 374 322 274
Leasehold impairment 868 221 56
Dry holes 215 200 39
$ 1,457 743 369

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide
basis.

At December 31, 2020, our operations were

producing in the U.S., Norway, Canada, Australia,
Indonesia, China, Malaysia, Qatar and Libya.

2020 vs. 2019

Total production, including Libya, of 1,127 MBOED decreased 221 MBOED or 16 percent in 2020 compared
with 2019,

primarily due to:

●

Normal field decline.
●

The divestiture of our U.K. assets in the third

quarter of 2019 and our Australia-West assets in the
second quarter of 2020.
●

Production curtailments of approximately 80 MBOED,

primarily from North American operated
assets and Malaysia, in response to the low crude

oil price environment.
●

Less production in Libya due to the forced shutdown

of the Es Sider export terminal and other

eastern
export terminals after a period of civil unrest.

The decrease in production during 2020 was partly

offset by:

●

New wells online in the Lower 48, Canada,

Norway, Alaska and China.

Production excluding Libya for 2020 was 1,118 MBOED.

Adjusting for estimated curtailments

of
approximately 80 MBOED and closed acquisitions

and dispositions, production for 2020 would

have been
1,176 MBOED, a decrease of 15 MBOED compared

with 2019.

This decrease was primarily due to normal
field decline, partly offset by new wells online in the

Lower 48, Canada, Norway, Alaska and China.

Production from Libya averaged 9 MBOED as it

was in force majeure during a significant portion

of the year.

Alaska
2020 2019 2018
Net Income (Loss) Attributable to ConocoPhillips

(millions of dollars)
$ (719) 1,520 1,814
Average Net Production
Crude oil (MBD) 181 202 171
Natural gas liquids (MBD) 16 15 14
Natural gas (MMCFD) 10 7 6
Total Production

(MBOED)
198 218 186
Average Sales Prices

Crude oil ($ per bbl) $ 42.12 64.12 70.86
Natural gas ($ per mcf) 2.91 3.19 2.48

The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas.

In 2020, Alaska contributed 28 percent of our consolidated

liquids production and less than 1 percent of our
consolidated natural gas production.

2020 vs. 2019

Net Income (Loss) Attributable to ConocoPhillips
Alaska reported a loss of $719 million in

2020, compared with earnings of $1,520 million

in 2019.

Earnings
were negatively impacted by:
●

Lower realized crude oil prices.
●

A $648 million after-tax impairment associated

with the carrying value of our Alaska North Slope

Gas
assets.

For additional information, see Note 7—Suspended

Wells and Exploration Expenses, in the
Notes to Consolidated Financial Statements.
●

Lower sales volumes, primarily due to normal field

decline and production curtailments

at our
operated assets on the North Slope—the Greater

Kuparuk Area (GKA) and Western North Slope
(WNS).
●

Higher DD&A expenses, primarily from

increased DD&A rates due to price-related downward
reserve revisions, partly offset by lower production

volumes.

●

Increased exploration expenses, primarily

due to higher dry hole costs and expenses related

to the
early cancellation of our winter exploration program.

Earnings were positively impacted by:
●

Lower production and operating expenses, primarily

associated with lower transportation and
terminaling costs as well as lower activities

across our assets.

Production
Average production decreased 20 MBOED in 2020 compared with 2019, primarily due to:
●

Normal field decline.
●

Production curtailments at our operated assets on

the North Slope—GKA and WNS—of 8 MBOED
in response to the low crude oil price environment.

These production decreases were partly offset by:
●

Lower downtime due to the absence of planned

turnarounds at the Greater Prudhoe Area.
●

New wells online at our operated assets on the

North Slope—GKA and WNS.

Lower 48
2020 2019 2018
Net Income (Loss) Attributable to ConocoPhillips

(millions of dollars)
$ (1,122) 436 1,747
Average Net Production
Crude oil (MBD) 213 266 229
Natural gas liquids (MBD) 74 81 69
Natural gas (MMCFD) 585 622 596
Total Production

(MBOED)
385 451 397
Average Sales Prices

Crude oil ($ per bbl) $ 35.17 55.30 62.99
Natural gas liquids ($ per bbl) 12.13 16.83 27.30
Natural gas ($ per mcf) 1.65 2.12 2.82

The Lower 48 segment consists of operations located

in the contiguous U.S. and the Gulf of Mexico.

During
2020, the Lower 48 contributed 40 percent of our

consolidated liquids production and 44 percent of

our
consolidated natural gas production.

2020 vs. 2019

Net Income (Loss) Attributable to ConocoPhillips
Lower 48 reported a loss of $1,122 million in 2020,

compared with earnings of $436 million

in 2019.

Earnings were negatively impacted by:
●

Lower realized crude oil, NGL and natural gas prices.
●

Lower crude oil sales volumes due to normal

field decline and production curtailments.
●

Higher impairments, primarily related to developed

properties in our non-core assets which were
written down to fair value due to lower commodity

prices and development plan changes.

See Note
8—Impairments and Note 14—Fair Value Measurement, for additional information.

Earnings were positively impacted by:
●

Lower exploration expenses, primarily

due to the absence of a combined $197 million

after-tax of
leasehold impairment and dry hole costs associated

with our decision to discontinue exploration
activities in the Central Louisiana Austin

Chalk.
●

Lower DD&A expenses, primarily due to normal

field decline and production curtailments,

partly
offset by increased DD&A rates due to price-related downward reserve revisions.

●

Lower production and operating expenses, primarily

due to lower activities driven by production
curtailments in response to the low price environment

and disposition impacts.
●

Lower taxes other than income taxes, primarily

due to lower realized prices and volumes.

Production
Total average production decreased 66 MBOED in 2020 compared with 2019,

primarily due to:
●

Normal field decline.
●

Production curtailments of approximately 55 MBOED

in response to the low crude oil price
environment.

These production decreases were partly offset by:
●

New wells online from the Eagle Ford, Permian and

Bakken.

Canada
2020* 2019** 2018**
Net Income (Loss) Attributable to ConocoPhillips
(millions of dollars) $ (326) 279 63
Average Net Production
Crude oil (MBD) 6 1 1
Natural gas liquids (MBD) 2 - 1
Bitumen (MBD) 55 60 66
Natural gas (MMCFD) 40 9 12
Total Production

(MBOED)
70 63 70
Average Sales Prices

Crude oil ($ per bbl) $ 23.57 40.87 48.73
Natural gas liquids ($ per bbl) 5.41 19.87 43.70
Bitumen ($ per bbl) 8.02 31.72 22.29
Natural gas ($ per mcf) 1.21 0.49 1.00

*Average sales prices include unutilized transportation costs.
**Average prices for sales of bitumen produced excludes additional value realized from the purchase and sale of third-party volumes for optimization of our

pipeline capacity between Canada and the U.S. Gulf

Coast.

Our Canadian operations consist of the Surmont

oil sands development in Alberta and the liquids-rich
Montney unconventional play in British Columbia.

In 2020, Canada contributed 9 percent of our

consolidated
liquids production and 3 percent of our consolidated

natural gas production.

2020 vs. 2019

Net Income (Loss) Attributable to ConocoPhillips
Canada operations reported a loss of $326 million

in 2020 compared with earnings of $279 million

in 2019.

Earnings decreased mainly due to:
●

Lower realized bitumen prices.

●

Higher DD&A expenses, primarily due to increased volumes and DD&A rates from Montney production.

●

Lower bitumen sales due to production curtailments at Surmont.

Earnings were positively impacted by:
●

Increased Montney production from Pad 1 & 2 wells online and partial year production from the Kelt
acquisition completed in August of 2020.

Production
Total average production increased 7 MBOED in 2020 compared with 2019.

The production increase was
primarily due to:
●

Increased liquids and natural gas production from Montney Pad 1 & 2 wells online and partial year
production from the Kelt acquisition completed in August of 2020.

●

Decreased mandated production curtailments imposed by the Alberta government.

The production increase was partly offset by:
●

Lower bitumen production,

primarily due to voluntary curtailments at Surmont in response to the low price environment of 12 MBOED.

Europe, Middle East and North Africa
2020 2019* 2018*
Net Income Attributable to ConocoPhillips

(millions of dollars)
$ 448 3,170 2,594
Consolidated Operations
Average Net Production
Crude oil (MBD) 86 138 149
Natural gas liquids (MBD) 4 7 8
Natural gas (MMCFD) 275 478 503
Total Production

(MBOED)
136 224 241
Average Sales Prices

Crude oil ($ per bbl) $ 43.30 64.94 70.71
Natural gas liquids ($ per bbl) 23.27 29.37 36.87
Natural gas ($ per mcf) 3.23 4.92 7.65
*Prior periods have been updated to reflect the Middle East Business Unit moving from Asia Pacific to the Europe, Middle East and North Africa
segment.

See Note 24—Segment Disclosures and Related Information in the Notes

to Consolidated Financial Statements for additional
information.

The Europe,

Middle East and North Africa segment consists

of operations principally located in the Norwegian
sector of the North Sea; the Norwegian Sea;

Qatar; Libya; and commercial and terminalling

operations in the
U.K.

In 2020, our Europe, Middle East and North

Africa operations contributed 13 percent of our consolidated liquids production and 20 percent of our consolidated

natural gas production.

2020 vs. 2019

Net Income Attributable to ConocoPhillips
Earnings for Europe,

Middle East and North Africa operations

of $448 million decreased $2,722 million in
2020 compared with 2019.

The decrease in earnings was primarily

due to:
●

The absence of a $2.1 billion after-tax gain associated

with the completion of the sale of two
ConocoPhillips U.K. subsidiaries.

For additional information, see Note 4—Asset

Acquisitions and
Dispositions in the Notes to Consolidated Financial

Statements.
●

Lower equity in earnings of affiliates, primarily due to

lower LNG sales prices.
●

Lower realized crude oil prices in Norway.

In the fourth quarter of 2020, the effective tax rate within our equity method investment in the Europe, Middle
East and North Africa segment increased.

Consolidated Production
Average consolidated production decreased 88 MBOED in 2020, compared with 2019.

The decrease was
mainly due to:
●

The absence of production related to our U.K.

disposition in the third quarter of 2019.
●

Lower volumes from Libya due to a cessation of

production following a period of civil unrest.
●

Normal field decline.

These production decreases were partly offset by:
●

New wells online in Norway.

Asia Pacific
2020 2019* 2018*
Net Income Attributable to ConocoPhillips

(millions of dollars) $ 962 1,483 1,342
Consolidated Operations
Average Net Production
Crude oil (MBD) 69 85 89
Natural gas liquids (MBD) 1 4 3
Natural gas (MMCFD) 429 637 626
Total Production

(MBOED)
141 196 196
Average Sales Prices

Crude oil ($ per bbl) $ 42.84 65.02 70.93
Natural gas liquids ($ per bbl) 33.21 37.85 47.20
Natural gas ($ per mcf) 5.39 5.91 6.15
*Prior periods have been updated to reflect the Middle East Business Unit moving from Asia Pacific to the Europe, Middle East and North Africa
segment.

See Note 24—Segment Disclosures and Related Information in the Notes

to Consolidated Financial Statements for additional
information.

The Asia Pacific segment has operations in China,

Indonesia, Malaysia and Australia.

During 2020,

Asia Pacific
contributed 10 percent of our consolidated liquids

production and 32 percent of our consolidated

natural gas
production.

2020 vs. 2019

Net Income Attributable to ConocoPhillips
Asia Pacific reported earnings of $962 million

in 2020, compared with $1,483 million in

2019.

The decrease in
earnings was mainly due to:
●

Lower sales volumes, primarily from lower LNG

sales due to the Australia-West divestiture; lower
crude oil sales volumes in Malaysia, primarily

due to production curtailments; and lower crude

oil sales
volumes in China due to the expiration of the Panyu

production license.

For more information related to
our Australia-West divestiture, see Note 4—Asset Acquisitions and Dispositions in the

Notes to
Consolidated Financial Statements.
●

Lower realized commodity prices.
●

Lower equity in earnings of affiliates from APLNG, mainly

due to lower LNG sales prices.
●

The absence of a $164 million income tax benefit

related to deepwater incentive tax credits

from the
Malaysia Block G.

Earnings were positively impacted by:
●

A $597 million after-tax gain on disposition related

to our Australia-West divestiture.

Consolidated Production
Average consolidated production decreased 28 percent in 2020, compared with 2019.

The decrease was
primarily due to:
●

The divestiture of our Australia-West assets.
●

Normal field decline.
●

Higher unplanned downtime due to the rupture

of a third-party pipeline impacting gas production from
the Kebabangan Field in Malaysia.
●

The expiration of the Panyu production license in

China.
●

Production curtailments of 4 MBOED in Malaysia.

These production decreases were partly offset by:
●

Development activity at Bohai Bay in China and

Gumusut in Malaysia.

Other International
2020 2019 2018
Net Income (Loss) Attributable to ConocoPhillips
(millions of dollars) $ (64) 263 364

The Other International segment includes exploration

activities in Colombia and Argentina and contingencies
associated with prior operations in other countries.

As a result of our completed Concho acquisition

on
January 15, 2021, we refocused our exploration

program and announced our intent to pursue a managed

exit
from certain areas.

2020 vs. 2019

Other International operations reported a loss of $64

million in 2020,

compared with earnings of $263 million
in 2019.

The decrease in earnings was primarily due

to:
●

The absence of $317 million after-tax in other

income from a settlement award with PDVSA
associated with prior operations in Venezuela.

For additional information related to this settlement
award, see Note 12—Contingencies and Commitments,

in the Notes to Consolidated Financial
Statements.
●

Increased exploration expenses, primarily

due to dry hole costs and a full impairment of

capitalized
undeveloped leasehold costs in Colombia.

Corporate and Other
Millions of Dollars
2020 2019 2018
Net Income (Loss) Attributable to ConocoPhillips
Net interest $ (662) (604) (680)
Corporate general and administrative expenses (200) (252) (91)
Technology (26) 123 109
Other (992) 771 (1,005)
$ (1,880) 38 (1,667)

2020 vs. 2019

Net interest consists of interest and financing expense,

net of interest income and capitalized interest.

Net
interest expense increased $58 million in 2020 compared

with 2019,

primarily due to lower interest income
related to lower cash and cash equivalent balances

and yield.

Corporate G&A expenses include compensation

programs and staff costs.

These costs decreased by $52
million in 2020 compared with 2019, primarily

due to mark to market adjustments associated

with certain
compensation programs.

Technology includes our investment in new technologies or businesses, as well as licensing revenues.

Activities are focused on both conventional and tight

oil reservoirs, shale gas, heavy oil, oil

sands, enhanced
oil recovery and LNG.

Earnings from Technology decreased by $149 million in 2020 compared with 2019, primarily due to lower licensing revenues.

The category “Other” includes certain foreign currency

transaction gains and losses, environmental costs
associated with sites no longer in operation, other

costs not directly associated with an operating

segment,
premiums incurred on the early retirement

of debt, unrealized holding gains or losses on equity

securities, and
pension settlement expense.

Earnings in “Other” decreased by $1,763 million

in 2020 compared with 2019,
primarily due to:

●

An unrealized loss of $855 million after-tax

on our CVE common shares in 2020,

compared with a
$649 million after-tax unrealized gain in 2019.
●

The absence of a $151 million tax benefit related

to the revaluation of deferred tax assets

following
finalization of rules related to the 2017 Tax Cuts and Jobs Act.

See Note 18—Income Taxes, in the
Notes to Consolidated Financial Statements,

for additional information related to the 2017 Tax Cuts
and Jobs Act.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators
Millions of Dollars
Except as Indicated
2020 2019 2018
Net cash provided by operating activities $ 4,802 11,104 12,934
Cash and cash equivalents 2,991 5,088 5,915
Short-term investments 3,609 3,028 248
Short-term debt 619 105 112
Total debt 15,369 14,895 14,968
Total equity 29,849 35,050 32,064
Percent of total debt to capital* 34% 30 32
Percent of floating-rate debt to total debt 7% 5 5
*Capital includes total debt and total equity.

To meet our short-

and long-term liquidity requirements, we look

to a variety of funding sources, including
cash generated from operating activities,

proceeds from asset sales, our commercial paper

and credit facility
programs and our ability to sell securities

using our shelf registration statement.

In 2020, the primary uses of
our available cash were $4,715 million to support

our ongoing capital expenditures and investments

program;
$1,831 million to pay dividends on our common

stock; $892 million to repurchase our common

stock; and
$658 million for net purchase of investments.

During 2020, cash and cash equivalents decreased

by $2,097
million to $2,991 million.

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

In response to the oil market downturn

that
began in early 2020,

we announced the following capital, share repurchase

and operating cost reductions. We
reduced our 2020 operating plan capital expenditures

by a total of $2.3 billion, or approximately

thirty-five
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

Based on our economic criteria, we began

restoring production
from voluntary curtailments in July, and with oil prices stabilizing around $40 per barrel, we ended our
curtailment program by the end of the third quarter.

In the fourth quarter of 2020, we resumed

share repurchases, repurchasing $0.2 billion

of shares in October,
before suspending our share repurchase program

upon entry into a definitive agreement to

acquire Concho.

We resumed share repurchases in February 2021 after completion of our Concho acquisition.

As of December 31, 2020,

we had cash and cash equivalents of $3.0 billion,

short-term investments of $3.6
billion, and available borrowing capacity under

our credit facility of $5.7 billion, totaling

over $12 billion of
liquidity.

We believe current cash balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant

Changes in Capital” section, will be sufficient

to meet
our funding requirements in the near- and long-term, including our capital spending program, dividend
payments and required debt payments.

Significant Changes in Capital

Operating Activities
During 2020, cash provided by operating activities

was $4,802 million, a 57 percent decrease from 2019.

The
decrease was primarily due to lower realized

commodity prices, normal field decline,

production curtailments,
the divestiture of our U.K.

and Australia-West assets, and the absence in 2020 of collections under our settlement agreement with PDVSA,

partially offset by lower production and operating

expenses.

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

Full-
year production averaged 1,127 MBOED in 2020.

Full-year production excluding Libya averaged

1,118
MBOED in 2020.

Adjusting for estimated curtailments of approximately

80 MBOED;

closed acquisitions and
dispositions;

and excluding Libya; production for 2020 was 1,176 MBOED.

Production in 2021 is expected to
be approximately 1.5 MMBOED, reflecting the

impact from the Concho acquisition.

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

weather-
related disruptions; and the addition of proved

reserves through exploratory success and

their timely and cost-
effective development.

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

Our reserve replacement was negative 86
percent in 2020, reflecting the impact of lower

prices, which reduced reserves by approximately

600 MMBOE.

Our organic reserve replacement, which excluded a net

decrease of 7 MMBOE from sales and purchases,

was
negative 84 percent in 2020.

In the three years ended December 31, 2020, our reserve

replacement was 59 percent, reflecting the impact

of
lower prices in 2020.

Our organic reserve replacement during the three years

ended December 31, 2020,
which excluded a net increase of 89 MMBOE related

to sales and purchases, was 53 percent.

For additional information about our 2021 capital

budget, see the “2021 Capital Budget” section

within
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

in the future.

Investing Activities
In 2020, we invested $4.7 billion in capital

expenditures, of which $0.5 billion consisted of

strategic
acquisitions, including additional Montney acreage.

Capital expenditures invested in 2019 and 2018

were $6.6
billion and $6.8 billion,

respectively.

For information about our capital expenditures

and investments, see the
“Capital Expenditures and Investments”

section.

We invest in short-term investments as part of our cash investment strategy, the primary objective of which is to protect principal, maintain liquidity and provide

yield and total returns;

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

For additional information, see Note 1–Accounting

Policies
and Note 13–Derivative and Financial Instruments,

in the Notes to Consolidated Financial

Statements.

Investing activities in 2020 included net purchases

of $658 million of investments,

of which $420 million was
invested in short-term instruments and $238 million

was invested in long-term instruments.

Investing
activities in 2019 included net purchases of $2.9

billion of investments,

of which $2.8 billion was invested in
short-term instruments and $0.1 billion was invested

in long-term instruments.

For additional information, see
Note 13—Derivative and Financial Instruments,

in the Notes to Consolidated Financial

Statements.

Proceeds from asset sales in 2020 were $1.3 billion.

We received cash proceeds of $765 million for the
divestiture of our Australia-West assets and operations,

with another $200 million payment due upon final
investment decision of the proposed Barossa

development project.

We also received proceeds of $359 million
and $184 million for the sale of our Niobrara interests

and Waddell Ranch interests in the Lower 48,
respectively.

Proceeds from asset sales in 2019 were $3.0 billion,

including $2.2 billion for the sale of

two ConocoPhillips
U.K. subsidiaries and $350 million for

the sale of our 30 percent interest in the Greater

Sunrise Fields.
Proceeds from assets sales in 2018 were $1.1

billion, including several non-core assets in

the Lower 48, as
well as the sale of a ConocoPhillips subsidiary

which held 16.5 percent of our 24 percent interest

in the Clair
Field in the U.K.

For additional information on our dispositions,

see Note 4—Asset Acquisitions and
Dispositions in the Notes to Consolidated Financial

Statements.

Financing Activities
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

the
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

The revolving credit facility supports the ConocoPhillips

Company’s ability to issue up to $6.0 billion of
commercial paper, which is primarily a funding source for short-term working capital needs.

Commercial
paper maturities are generally limited to 90 days.

With $300 million of commercial paper outstanding and no
direct borrowings or letters of credit,

we had $5.7 billion in available borrowing capacity

under the revolving
credit facility at December 31, 2020.

We may consider issuing additional commercial paper in the future to supplement our cash position.

In October 2020, Moody’s affirmed its rating of our senior long-term debt of “A3”

with a “stable” outlook, and
affirmed its rating of our short-term debt as “Prime-2.”

In January 2021, Fitch affirmed its rating of our long-
term debt as “A” with a “stable” outlook and affirmed its

rating of our short-term debt as “F1+.”

On January
25, 2021, S&P revised the industry risk assessment

for the E&P industry to ‘Moderately High’ from

‘Intermediate’ based on a view of increasing

risks from the energy transition, price volatility, and weaker profitability.

On February 11, 2021, S&P downgraded its rating of our long-term debt from “A” to “A-” with a
“stable” outlook and downgraded its rating of our short-term debt from “A-1” to “A-2.”

We do not have any
ratings triggers on any of our corporate debt

that would cause an automatic default, and

thereby impact our
access to liquidity, upon downgrade of our credit ratings.

If our credit ratings

are downgraded from their
current levels, it could increase the cost of corporate

debt available to us and restrict our access to

the
commercial paper markets.

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
of credit as collateral.

At December 31, 2020 and 2019, we had direct

bank letters of credit of $249 million
and $277 million, respectively, which secured performance obligations related to various purchase
commitments incident to the ordinary conduct of

business.

In the event of credit

ratings downgrades, we may
be required to post additional letters of

credit.

On January 15, 2021, we completed the acquisition

of Concho in an all-stock transaction. In the acquisition,
we assumed Concho’s publicly traded debt.

On December 7, 2020, we launched an offer to exchange
Concho’s publicly traded debt for debt issued by ConocoPhillips.

The exchange offer settled on February 8,
2021.

Of the approximately $3.9 billion in aggregate

principal amount of Concho’s notes subject to the
exchange offer, 98 percent, or approximately $3.8 billion, was tendered and exchanged for new debt issued by
ConocoPhillips.

There were no impacts to ConocoPhillips’

credit ratings as a result of the debt exchange.

For
additional information,

see Note 10—Debt and Note 25—Acquisition

of Concho Resources Inc., in the Notes
to Consolidated Financial Statements.

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

●

Non-Obligated Subsidiaries are excluded

from this presentation.

Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are
presented separately below:

Summarized Income Statement Data
Millions of Dollars
2020
Revenues and Other Income $ 8,375
Income (loss) before income taxes (2,999)
Net income (loss) (2,701)
Net Income (Loss) Attributable to ConocoPhillips (2,701)

Summarized Balance Sheet Data
Millions of Dollars
December 31, 2020
Current assets $ 8,535
Amounts due from Non-Obligated Subsidiaries, current 440
Noncurrent assets 37,180
Amounts due from Non-Obligated Subsidiaries, noncurrent 7,730
Current liabilities 3,797
Amounts due to Non-Obligated Subsidiaries, current 1,365
Noncurrent liabilities 18,627
Amounts due to Non-Obligated Subsidiaries, noncurrent 3,972

Capital Requirements

For information about our capital expenditures

and investments, see the “Capital Expenditures

and
Investments”

section.

Our debt balance at December 31, 2020, was $15,369

million, an increase of $474 million from

the balance at
December 31, 2019.

Maturities of debt (including payments for

finance leases) due in 2021 of $601 million,
excluding net unamortized premiums and discounts,

will be paid from current cash balances and cash
generated by operations.

For more information on Debt, see Note 10—Debt,

in the Notes to Consolidated
Financial Statements.

We believe in delivering value to our shareholders via a growing and sustainable dividend supplemented by
additional returns of capital, including share repurchases.

In 2020, we paid $1,831 million, $1.69 per share of
common stock, in dividends. This is an increase

over 2019 and 2018, when we paid $1.34 and

$1.16 per share
of common stock, respectively.

In February 2021, we announced a quarterly dividend

of $0.43 per share,
payable March 1, 2021, to stockholders of record

at the close of business on February 12, 2021.

In late 2016, we initiated our current share repurchase

program, which has a current total program
authorization of $25 billion of our common stock.

Cost of share repurchases were $892 million,

$3,500
million and $2,999 million in 2020, 2019 and

2018,

respectively.

Share repurchases since inception of our
current program totaled 189

million shares at a cost of $10,517 million, as of

December 31, 2020.

In the
fourth quarter of 2020, we suspended share repurchases

upon entry into a definitive agreement

to acquire
Concho.

We resumed share repurchases in February 2021 after the completion of our Concho acquisition.

Repurchases are made at management’s discretion, at prevailing prices,

subject to market conditions and other
factors.

Our dividend and share repurchase programs are

subject to numerous considerations, including

market
conditions, management discretion and other factors.

See “Item 1A—Risk Factors
–
Our ability to declare and
pay dividends and repurchase shares is subject to

certain considerations.”

In addition to the requirements above, we have contractual

obligations for the purchase of goods and services
of approximately $8,123 million.

We expect to fulfill $2,805 million of these obligations in 2021. These figures exclude purchase commitments

for jointly owned fields and facilities where

we are not the operator.

Purchase obligations of $5,237 million

are related to agreements to access and utilize

the capacity of third-
party equipment and facilities, including pipelines

and LNG product terminals, to transport, process,

treat and
store commodities.

Purchase obligations of $2,290 million are related

to market-based contracts for
commodity product purchases with third parties.

The remainder is primarily our net share

of purchase
commitments for materials and services for jointly

owned fields and facilities where we are the operator.

Capital Expenditures and Investments
Millions of Dollars
2020 2019 2018
Alaska
$
1,038 1,513 1,298
Lower 48 1,881 3,394 3,184
Canada 651 368 477
Europe, Middle East and North Africa 600 708 877
Asia Pacific 384 584 718
Other International 121 8 6
Corporate and Other 40 61 190
Capital Program $ 4,715 6,636 6,750

Our capital expenditures and investments

for the three-year period ended December 31,

2020 totaled $18.1
billion.

The 2020 expenditures supported key exploration

and developments, primarily:

●

Development and appraisal in the Lower 48, including

Eagle Ford, Permian, and Bakken.

●

Appraisal and development activities

in Alaska related to the Western North Slope; development
activities in the Greater Kuparuk Area and

the Greater Prudhoe Area.

●

Development and exploration activities

across assets in Norway.

●

Appraisal activities in liquids-rich plays and optimization

of oil sands development in Canada.

●

Continued development activities in China, Malaysia,

and Indonesia.

●

Exploration activities in Argentina.

2021 CAPITAL BUDGET

In February 2021, we announced 2021 operating

plan capital for the combined company of $5.5

billion.

The
plan includes $5.1 billion to sustain current

production and $0.4 billion for investment

in major projects,
primarily in Alaska, in addition to ongoing exploration

appraisal activity.

The operating plan capital budget of $5.5 billion

is expected to deliver production from the combined

company
of approximately 1.5 MMBOED in 2021.

This production guidance excludes Libya.

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

As of
December 31, 2020, there were 15 sites around

the U.S. in which we were identified as

a potentially
responsible party under CERCLA and comparable

state laws.

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
condition.

Expensed environmental costs were $393 million

in 2020 and are expected to be about $435 million

per year
in 2021 and 2022.

Capitalized environmental costs were $161 million

in 2020 and are expected to be about
$210 million per year in 2021 and 2022.

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

At December 31, 2020, our balance sheet included

total accrued environmental costs of

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

Our cost of compliance with the EU ETS in

2020 was
approximately $7 million before-tax.
●

The Alberta Technology Innovation and Emissions Reduction (TIER) regulation requires any existing
facility with emissions equal to or greater than 100,000

metric tonnes of carbon dioxide, or equivalent,
per year to meet a facility benchmark intensity.

The total cost of these regulations in 2020

was
approximately $2 million.
●

The U.S. Supreme Court decision in Massachusetts

v. EPA

,

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
industry.

The U.S. government established a goal of

reducing the 2012 levels in methane emissions
from the oil and gas industry by 40 to 45 percent

by 2025.
●

Carbon taxes in certain jurisdictions.

Our cost of compliance with Norwegian carbon

tax legislation
in 2020 was approximately $29 million (net

share before-tax).

We also incur a carbon tax for
emissions from fossil fuel combustion in our

British Columbia and Alberta operations in

Canada,
totaling approximately $3.5 million (net share

before-tax).
●

The agreement reached in Paris in December 2015

at the 21
st

Conference of the Parties to the United
Nations Framework Convention on Climate

Change, setting out a process for achieving

global
emission reductions.

The new administration has recommitted

the United States to the Paris
Agreement, and a significant number of U.S. state

and local governments and major corporations
headquartered in the U.S. have also announced

related commitments.

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

Climate Change Litigation
Beginning in 2017, governmental and other entities

in several states in the U.S. have filed lawsuits

against oil
and gas companies, including ConocoPhillips,

seeking compensatory damages and equitable

relief to abate
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

Company Response to Climate-Related Risks
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

Emissions are categorized into three different scopes.

Gross operated Scope 1 and Scope 2 GHG emissions
help us understand our climate transition

risk.

●

Scope 1 emissions are direct GHG emissions

from sources that we own or control.
●

Scope 2 emissions are GHG emissions from

the generation of purchased electricity or

steam that we
consume.

Scope 3 emissions are indirect emissions

from sources that we neither own nor control.

We announced in October 2020 the adoption of a Paris-aligned climate risk framework with the objective of
implementing a coherent set of choices designed

to facilitate the success of our existing exploration

and
production business through the energy transition.

Given the uncertainties remaining about how the

energy
transition will evolve, the strategy aims to be robust

across a range of potential future outcomes.

The strategy is comprised of four pillars:

●

Targets:

Our target framework consists of a hierarchy of targets, from a long-term ambition that sets
the direction and aim of the strategy, to a medium-term performance target for GHG emissions intensity, to shorter-term targets for flaring and methane intensity reductions. These performance
targets are supported by lower-level internal business

unit goals to enable the company to achieve the
company-wide targets.

We have set a target to reduce our gross operated (scope 1 and 2) emissions intensity by 35 to 45 percent from 2016 levels by

2030, with an ambition to achieve net-zero

operated
emissions by 2050.

We have joined the World

Bank Flaring Initiative to work towards

zero routine
flaring of gas by 2030.
●

Technology choices:

We expanded our Marginal Abatement Cost Curve process to provide a broader range of opportunities for emission reduction

technology.
●

Portfolio choices:

Our corporate authorization process requires

all qualifying projects to include a
GHG price in their project approval economics.

Different GHG prices are used depending on the
region or jurisdiction.

Projects in jurisdictions with existing GHG

pricing regimes incorporate the
existing GHG price and forecast into their

economics.

Projects where no existing GHG pricing
regime exists utilize a scenario forecast from our

internally consistent World Energy Model.

In this
way, both existing and emerging regulatory requirements are considered in our decision-making.

The
company does not use an estimated market cost

of GHG emissions when assessing reserves

in
jurisdictions without existing GHG regulations.
●

External engagement: Our external engagement

aims to differentiate ConocoPhillips within the oil and
gas sector with our approach to managing climate-related

risk.

We are a Founding Member of the
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
industry.

The acquisition of G&G seismic information,

prior to the discovery of proved reserves, is

expensed
as incurred, similar to accounting for research and

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
prospectively.

At year-end 2020, the remaining $2.4 billion of net capitalized unproved property costs consisted primarily

of
individually significant leaseholds, mineral rights

held in perpetuity by title ownership, exploratory

wells
currently being drilled, suspended exploratory

wells, and capitalized interest.

Of this amount, approximately
$1.9 billion is concentrated in 10 major development

areas, the majority of which are not expected to

move to
proved properties in 2021.

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

At year-end 2020,

total suspended well costs were $682 million,

compared with $1,020 million at year-end
2019.

For additional information on suspended wells,

including an aging analysis, see Note 7—Suspended
Wells and Exploration Expenses, in the Notes to Consolidated Financial Statements.

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

Also, as required
by current authoritative guidelines, the estimated

future date when an asset will reach the end

of its economic
life is based on 12-month average prices and current

costs.

This date estimates when production will end and
affects the amount of estimated reserves.

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

At year-end 2020, the net book value of productive PP&E
subject to a unit-of-production calculation was

approximately $33 billion and the DD&A recorded

on these
assets in 2020 was approximately $5.3 billion.

The estimated proved developed reserves for

our consolidated
operations were 3.2 billion BOE at the end

of 2019 and 2.5 billion BOE at the end of

2020.

If the estimates of
proved reserves used in the unit-of-production

calculations had been lower by 10 percent

across all
calculations, before-tax DD&A in 2020

would have increased by an estimated $588

million.

Impairments

Long-lived assets used in operations are assessed

for impairment whenever changes in facts

and circumstances
indicate a possible significant deterioration

in future cash flows expected to be generated

by an asset group.

If
there is an indication the carrying amount of

an asset may not be recovered, a recoverability

test is performed
using management’s assumptions for prices, volumes and future development plans.

If, upon review, the sum
of the undiscounted cash flows before income-taxes

is less than the carrying value of the asset

group, the
carrying value is written down to estimated fair

value and reported as impairments in the

periods in which the
determination is made.

Individual assets are grouped for impairment

purposes at the lowest level for which
there are identifiable cash flows that are largely independent of the cash flows of other groups of assets—
generally on a field-by-field basis for E&P assets.

Because there usually is a lack of quoted

market prices for
long-lived assets, the fair value of impaired assets

is typically determined based on the present

values of
expected future cash flows using discount rates

and prices believed to be consistent with

those used by
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

See Note 8—Impairments, in the
Notes to Consolidated Financial Statements,

for additional information.

Investments in nonconsolidated entities

accounted for under the equity method are assessed

for impairment
whenever changes in the facts and circumstances indicate

a loss in value has occurred.

Such evidence of a loss
in value might include our inability to

recover the carrying amount, the lack of sustained

earnings capacity
which would justify the current investment amount,

or a current fair value less than the investment’s carrying
amount.

When such a condition is judgmentally determined

to be other than temporary, an impairment charge
is recognized for the difference between the investment’s carrying value and its estimated fair value.

When
determining whether a decline in value is other than

temporary, management considers factors such as the
length of time and extent of the decline, the investee’s financial condition and near-term prospects, and our
ability and intention to retain our investment for

a period that will be sufficient to allow for any anticipated recovery in the market value of the investment.

Since quoted market prices are usually not

available, the fair
value is typically based on the present value

of expected future cash flows using discount

rates and prices
believed to be consistent with those used by principal

market participants, plus market analysis

of comparable
assets owned by the investee, if appropriate.

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

Fair value is estimated using a
present value approach, incorporating assumptions

about estimated amounts and timing of settlements

and
impacts of the use of technologies.

Estimating future asset removal costs requires

significant judgement.

Most
of these removal obligations are many years, or decades,

in the future and the contracts and regulations

often
have vague descriptions of what removal practices

and criteria must be met when the removal

event actually
occurs.

The carrying value of our asset retirement

obligation estimate is sensitive to inputs such as asset
removal technologies and costs, regulatory and other

compliance considerations, expenditure timing,

and other
inputs into valuation of the obligation, including

discount and inflation rates, which are all

subject to change
between the time of initial recognition of the liability

and future settlement of our obligation.

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

See Note 9—
Asset Retirement Obligations and Accrued Environmental

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

A
100 basis-point decrease in the discount rate assumption

would increase annual benefit expense by
$110 million, while a 100 basis-point decrease in the return on plan assets assumption would increase annual
benefit expense by $80 million.

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
Resources and Liquidity” and Note 12—Contingencies

and Commitments, in the Notes to Consolidated
Financial Statements.

Income Taxes

We are subject to income taxation in numerous jurisdictions worldwide.

We record deferred tax assets and
liabilities to account for the expected future tax

consequences of events that have been recognized

in our
financial statements and our tax returns.

We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more

likely than not that some portion, or all,

of the deferred tax assets

will not be realized.

In assessing the need for adjustments

to existing valuation allowances, we consider all
available positive and negative evidence. Positive

evidence includes reversals of temporary

differences,
forecasts of future taxable income, assessment of

future business assumptions and applicable

tax planning
strategies that are prudent and feasible. Negative

evidence includes losses in recent years

as well as the
forecasts of future net income (loss) in the realizable

period. In making our assessment regarding

valuation
allowances, we weight the evidence based on

objectivity.

Numerous judgments and assumptions are inherent
in the determination of future taxable income, including

factors such as future operating conditions

and the
assessment of the effects of foreign taxes on our U.S. federal income taxes (particularly as related to prevailing
oil and gas prices).

See Note 18—Income Taxes for additional information, in the Notes to Consolidated
Financial Statements.

We regularly assess and, if required, establish accruals for uncertain tax positions that could result from
assessments of additional tax by taxing jurisdictions

in countries where we operate.

We recognize a tax benefit
from an uncertain tax position when it is more

likely than not that the position will be sustained

upon
examination, based on the technical merits

of the position.

These accruals for uncertain tax positions are
subject to a significant amount of judgment and

are reviewed and adjusted on a periodic basis

in light of
changing facts and circumstances considering the

progress of ongoing tax audits, court proceedings,

changes in
applicable tax laws, including tax case rulings and

legislative guidance, or expiration of the

applicable statute
of limitations.

See Note 18—Income Taxes for additional information, in the Notes to Consolidated

Financial
Statements.

CAUTIONARY STATEMENT

FOR THE PURPOSES OF THE “SAFE HARBOR”

PROVISIONS OF
THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This report includes forward-looking statements

within the meaning of Section 27A of the Securities

Act of
1933 and Section 21E of the Securities Exchange

Act of 1934.

All statements other than statements of
historical fact included or incorporated by reference in

this report, including, without limitation,

statements
regarding our future financial position, business

strategy, budgets, projected revenues, projected costs and
plans, objectives of management for future operations,

the anticipated benefits of the transaction

between us
and Concho, the anticipated impact of the transaction

on the combined company’s business and future
financial and operating results, the expected amount

and the timing of synergies from the transaction

are
forward-looking statements.

Examples of forward-looking statements contained

in this report include our
expected production growth and outlook on the

business environment generally, our expected capital budget
and capital expenditures, and discussions concerning

future dividends.

You can often identify our forward-
looking statements by the words “anticipate,” “believe,”

“budget,” “continue,” “could,” “effort,” “estimate,”
“expect,” “forecast,” “intend,” “goal,” “guidance,”

“may,” “objective,” “outlook,” “plan,” “potential,”
“predict,” “projection,” “seek,” “should,” “target,” “will,”

“would” and similar expressions.

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
●

Liability resulting from litigation, including the

potential for litigation related to the

transaction with
Concho, or our failure to comply with applicable

laws and regulations.

●

General domestic and international economic and

political developments, including armed

hostilities;
expropriation of assets; changes in governmental

policies relating to crude oil, bitumen, natural

gas,
LNG and NGLs pricing;

regulation or taxation; and other political, economic

or diplomatic
developments.
●

Volatility

in the commodity futures markets.
●

Changes in tax and other laws, regulations (including

alternative energy mandates), or royalty rules
applicable to our business.
●

Competition and consolidation in the oil and gas E&P

industry.
●

Any limitations on our access to capital or increase

in our cost of capital, including as a result

of
illiquidity or uncertainty in domestic or international

financial markets or investment sentiment.
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
●

The risk that the expected benefits and cost

reductions associated with the transaction with

Concho
may not be fully achieved in a timely manner, or at all.
●

The risk that we will be unable to retain and hire

key personnel.
●

Unanticipated difficulties or expenditures relating to

integration with Concho.
●

Uncertainty as to the long-term value of our common

stock.
●

The diversion of management time on integration-related

matters.
●

The factors generally described in Item 1A—Risk

Factors in this 2020 Annual Report on Form 10-K
and any additional risks described in our other filings

with the SEC.

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
balance sheet at December 31, 2020,

as derivative instruments.

Using Monte Carlo simulation, a 95 percent
confidence level and a one-day holding period, the

VaR

for those instruments issued or held for

trading
purposes or held for purposes other than trading

at December 31, 2020 and 2019, was immaterial

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

A hypothetical 10 percent change in
prevailing interest rates would not have a material

impact on interest expense associated with our floating-rate debt.

The fair value of the fixed-rate debt is measured

using prices available from a pricing service

that is
corroborated by market data.

Changes to prevailing interest rates would not

impact our cashflows associated
with fixed rate debt,

unless we elect to repurchase or retire such

debt prior to maturity.

Millions of Dollars Except as Indicated
Debt
Fixed

Average

Floating

Average

Rate

Interest

Rate

Interest
Expected Maturity Date
Maturity Rate Maturity

Rate
Year

-End 2020
2021 $ 133 8.47% $ 300 0.22%
2022 346 2.53 500 1.12
2023 110 7.03 - -
2024 459 3.51 - -
2025 368 5.33 - -
Remaining years 11,793 6.28 283 0.11
Total $ 13,209 $ 1,083
Fair value $ 18,023 $ 1,083
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

At December 31, 2020 and 2019, we held foreign

currency exchange forwards hedging cross-border
commercial activity and foreign currency exchange

swaps for purposes of mitigating our cash-related
exposures.

Although these forwards and swaps hedge exposures

to fluctuations in exchange rates, we elected
not to utilize hedge accounting.

As a result, the change in the fair value of these foreign

currency exchange
derivatives is recorded directly in earnings.

At December 31, 2020,

we had outstanding foreign currency exchange

forward contracts to sell $0.45 billion
CAD at $0.748 CAD against the U.S. dollar.

At December 31, 2019, we had outstanding foreign

currency
exchange forward contracts to sell $1.35 billion

CAD at $0.748 CAD against the U.S. dollar.

Based on the
assumed volatility in the fair value calculation,

the net fair value of these foreign currency

contracts at
December 31, 2020 and December 31, 2019, were

a before-tax loss of $16 million and $28 million,

respectively.

Based on an adverse hypothetical 10 percent

change in the December 2020 and December 2019
exchange rate, this would result in an additional

before-tax loss of $39 million and $115 million,
respectively.

The sensitivity analysis is based on changing

one assumption while holding all other
assumptions constant, which in practice may be

unlikely to occur, as changes in some of the assumptions may be correlated.

The gross notional and fair value of these positions

at December 31, 2020 and 2019, were as follows:

In Millions

Foreign Currency Exchange Derivatives Notional Fair Value*
2020 2019 2020 2019
Sell Canadian dollar, buy U.S. dollar CAD 450 1,350 (16) (28)
Buy Canadian dollar, sell U.S. dollar CAD 80 13 2 -
Sell British pound, buy euro GBP 8 - - -
Buy British pound, sell euro GBP 3 4 - -
*Denominated in USD.
For additional information about our use of derivative

instruments, see Note 13—Derivative

and Financial

Instruments, in the Notes to Consolidated Financial

Statements.

Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY

DATA

  CONOCOPHILLIPS

INDEX TO FINANCIAL STATEMENTS
Page
Reports of Management

...........................................................................................................................

81
Reports of Independent Registered Public Accounting

Firm .................................................................

82
Consolidated Income Statement for the years ended

December 31, 2020,

2019 and 2018

....................

86
Consolidated Statement of Comprehensive Income

for the years ended

December 31, 2020, 2019 and 2018

..................................................................................................

87
Consolidated Balance Sheet at December 31, 2020

and 2019

................................................................

88
Consolidated Statement of Cash Flows for the years

ended December 31, 2020,

2019 and 2018

.........

89
Consolidated Statement of Changes in Equity for

the years ended
December 31, 2020, 2019 and 2018

..................................................................................................

90
Notes to Consolidated Financial Statements

............................................................................................

91
Supplementary Information
Oil and Gas Operations

..............................................................................................................

151

Reports

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
December 31, 2020.

In making this assessment, it used the criteria

set forth by the Committee of Sponsoring
Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013)
.

Based on our
assessment, we believe the company’s internal control over financial reporting was effective as of
December 31, 2020.

Ernst & Young LLP has issued an audit report on the company’s internal control over financial reporting as of
December 31, 2020, and their report is included

herein.

/s/ Ryan M. Lance /s/ William L. Bullock, Jr.
Ryan M. Lance

William L. Bullock,

Jr.
Chairman and
Chief Executive Officer

Executive Vice President and

Chief Financial Officer

Report of Independent Registered Public Accounting

Firm

To the Stockholders and the Board of Directors of ConocoPhillips

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ConocoPhillips

(the Company) as of
December 31, 2020 and 2019, the related consolidated

income statement, consolidated statements

of
comprehensive income, changes in equity and

cash flows for each of the three years in

the period ended
December 31, 2020, and the related notes (collectively

referred to as the “consolidated financial statements”).
In our opinion, the consolidated financial statements

present fairly, in all material respects, the financial
position of the Company at December 31, 2020

and 2019, and the results of its operations

and its cash flows
for each of the three years in the period ended

December 31, 2020, in conformity with

U.S. generally accepted
accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting

Oversight Board
(United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020,
based on criteria established in Internal Control–Integrated

Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2021,
expressed an unqualified opinion thereon.

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
Description of
the Matter
At December 31, 2020, the asset retirement

obligation (ARO) balance totaled $5.6
billion. As further described in Note 9, the Company

records AROs in the period in
which they are incurred, typically when the asset

is installed at the production location.
The estimation of certain obligations related

to deepwater offshore assets requires
significant judgment given the magnitude

of these removal costs and higher estimation
uncertainty related to the removal plan and costs.

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

We involved our internal specialists in testing the Company’s methodology to estimate removal costs.
Depreciation, depletion and amortization and impairment

of properties, plants and
equipment
Description of
the Matter
At December 31, 2020, the net book value of the

Company’s properties, plants and
equipment (PP&E) was $39.9 billion, and depreciation,

depletion and amortization
(DD&A) expense and impairment expense were

$5.5 billion and $0.8 billion,
respectively, for the year then ended. As described in Note 1, under the successful efforts
method of accounting, DD&A of PP&E on producing

hydrocarbon properties and certain
pipeline and liquified natural gas assets (those

which are expected to have a declining
utilization pattern) are determined by the unit-of-production method. The unit-of-
production method uses proved oil and gas

reserves, as estimated by the Company’s
internal reservoir engineers. PP&E used in operations

is assessed by management for
impairment when changes in facts and circumstances

indicate a possible significant
deterioration in the future cash flows expected to

be generated by an asset group. If there
is an indication the carrying value of an asset

may not be recovered, the Company
compares undiscounted cash flows before income

taxes to the carrying value of the asset
group. If the expected undiscounted cash flows

before income taxes are lower than the
carrying value of the asset group, the carrying

value is written down to estimated fair
value.
Proved oil and gas reserve estimates are

based on geological and engineering
assessments of in-place hydrocarbon volumes, the production

plan, historical extraction
recovery and processing yield factors, installed

plant operating capacity and approved

operating limits. Additionally, the expected future cash flows used for impairment reviews and related fair value calculations are

based on future production volumes of
estimated oil and gas reserves. Significant judgment

is required by the Company’s
internal reservoir engineers in evaluating geological

and engineering data when
estimating oil and gas reserves. Estimating

reserves also requires the selection of inputs,
including oil and gas price assumptions, future

operating and capital costs assumptions
and tax rates by jurisdiction, among others. Because

of the complexity involved in
estimating oil and gas reserves, management

also used an independent petroleum
engineering consulting firm to perform a review

of the processes and controls used by

the
Company’s internal reservoir engineers to determine estimates of proved oil and gas
reserves.
Auditing the Company’s DD&A and impairment calculations is complex because of the
use of the work of the internal reservoir engineers

and the independent petroleum
engineering consulting firm and the evaluation

of management’s determination of the
inputs described above used by the internal reservoir

engineers in estimating oil and gas
reserves.
How We
Addressed the
Matter in Our
Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over its processes to calculate

DD&A
and impairments, including management’s controls over the completeness and accuracy
of the financial data provided to the internal reservoir

engineers for use in estimating oil
and gas reserves.
Our audit procedures included, among others,

evaluating the professional qualifications
and objectivity of the Company’s internal reservoir engineers primarily responsible for
overseeing the preparation of the reserve estimates

and the independent petroleum
engineering consulting firm used to review the

Company’s processes and controls. In
addition, in assessing whether we can use the

work of the internal reservoir engineers,

we
evaluated the completeness and accuracy of the financial

data and inputs described above
used by the internal reservoir engineers in estimating

oil and gas reserves by agreeing
them to source documentation and we identified

and evaluated corroborative and
contrary evidence. We also tested the accuracy of the DD&A and impairment calculations, including comparing the oil and gas

reserve amounts used in the
calculations to the Company’s reserve report.

/s/ Ernst & Young LLP

We have served as ConocoPhillips’ auditor since 1949.

Houston, Texas
February 16, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders

and the Board of Directors of ConocoPhillips

Opinion on Internal Control over Financial Reporting
We have audited

ConocoPhillips’ internal control over financial reporting as of December 31, 2020, based on
criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations
of the Treadway Commission (2013 framework)

(the COSO criteria). In our opinion, ConocoPhillips (the Company)
maintained, in all material respects, effective internal

control over financial reporting as of December 31, 2020,
based on the COSO criteria.

We also have audited,

in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the consolidated balance sheets of the Company as of December

31, 2020 and 2019, the related
consolidated income statement, consolidated statements of comprehensive income, changes in equity and cash flows
for each of the three years in the period ended December 31, 2020, and the related notes and our report dated
February 16, 2021, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible

for maintaining effective internal control over financial reporting

and
for its assessment of the effectiveness of internal control over financial reporting included under the heading
“Assessment of Internal Control Over Financial Reporting” in the accompanying

“Reports of Management.” Our
responsibility is to express an opinion on the Company’s

internal control over financial reporting based on our audit.
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

/s/ Ernst & Young

LLP

Houston, Texas
February 16, 2021

Consolidated Income Statement ConocoPhillips
Years

Ended December 31
Millions of Dollars
2020 2019 2018
Revenues and Other Income
Sales and other operating revenues $
18,784
32,567
36,417
Equity in earnings of affiliates
432
779
1,074
Gain on dispositions
549
1,966
1,063
Other income (loss)

(509)
1,358
173
Total Revenues and

Other Income
19,256
36,670
38,727
Costs and Expenses
Purchased commodities
8,078
11,842
14,294
Production and operating expenses
4,344
5,322
5,213
Selling, general and administrative expenses
430
556
401
Exploration expenses
1,457
743
369
Depreciation, depletion and amortization
5,521
6,090
5,956
Impairments
813
405
27
Taxes other than income

taxes
754
953
1,048
Accretion on discounted liabilities
252
326
353
Interest and debt expense
806
778
735
Foreign currency transaction (gains) losses
(72)
66
(17)
Other expenses
13
65
375
Total Costs and Expenses
22,396
27,146
28,754
Income (loss) before income taxes
(3,140)
9,524
9,973
Income tax provision (benefit)
(485)
2,267
3,668
Net income (loss)
(2,655)
7,257
6,305
Less: net income attributable to noncontrolling interests
(46)
(68)
(48)
Net Income (Loss) Attributable to ConocoPhillips $
(2,701)
7,189
6,257
Net Income (Loss) Attributable to ConocoPhillips Per Share
of Common Stock (dollars)
Basic $
(2.51)
6.43
5.36
Diluted
(2.51)
6.40
5.32
Average Common

Shares Outstanding
(in thousands)
Basic
1,078,030
1,117,260
1,166,499
Diluted
1,078,030
1,123,536
1,175,538
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income ConocoPhillips
Years

Ended December 31
Millions of Dollars
2020 2019 2018
Net Income (Loss) $
(2,655)
7,257
6,305
Other comprehensive income (loss)
Defined benefit plans
Prior service credit (cost) arising during the period
29
-
(7)
Reclassification adjustment for amortization of prior
service credit included in net income (loss)
(32)
(35)
(40)
Net change
(3)
(35)
(47)
Net actuarial loss arising during the period
(210)
(55)
(150)
Reclassification adjustment for amortization of net
actuarial losses included in net income (loss)
117
146
279
Net change
(93)
91
129
Nonsponsored plans*
1
(3)
(1)
Income taxes on defined benefit plans
20
(2)
(42)
Defined benefit plans, net of tax
(75)
51
39
Unrealized holding gain on securities
2
-
-
Unrealized gain on securities, net of tax
2
-
-
Foreign currency translation adjustments
209
699
(645)
Income taxes on foreign currency translation adjustments
3
(4)
3
Foreign currency translation adjustments, net of tax
212
695
(642)
Other Comprehensive Income (Loss), Net of

Tax
139
746
(603)
Comprehensive Income (Loss)
(2,516)
8,003
5,702
Less: comprehensive income attributable to noncontrolling interests
(46)
(68)
(48)
Comprehensive Income (Loss) Attributable to ConocoPhillips $
(2,562)
7,935
5,654
*Plans for which ConocoPhillips is not the primary obligor
—
primarily those administered by equity affiliates.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

ConocoPhillips
At December 31 Millions of Dollars
2020 2019
Assets
Cash and cash equivalents $
2,991
5,088
Short-term investments
3,609
3,028
Accounts and notes receivable (net of allowance of $
4

and $
13
, respectively)
2,634
3,267
Accounts and notes receivable—related parties
120
134
Investment in Cenovus Energy
1,256
2,111
Inventories
1,002
1,026
Prepaid expenses and other current assets
454
2,259
Total Current Assets
12,066
16,913
Investments and long-term receivables
8,017
8,687
Loans and advances—related parties
114
219
Net properties, plants and equipment
(net of accumulated DD&A of $
62,213

and $
55,477
, respectively)
39,893
42,269
Other assets
2,528
2,426
Total Assets $
62,618
70,514
Liabilities
Accounts payable $
2,669
3,176
Accounts payable—related parties
29
24
Short-term debt
619
105
Accrued income and other taxes
320
1,030
Employee benefit obligations
608
663
Other accruals
1,121
2,045
Total Current Liabilities
5,366
7,043
Long-term debt
14,750
14,790
Asset retirement obligations and accrued environmental costs
5,430
5,352
Deferred income taxes
3,747
4,634
Employee benefit obligations
1,697
1,781
Other liabilities and deferred credits
1,779
1,864
Total Liabilities
32,769
35,464
Equity
Common stock (
2,500,000,000

shares authorized at $
0.01

par value)
Issued (2020—
1,798,844,267

shares; 2019—
1,795,652,203

shares)
Par value
18
18
Capital in excess of par
47,133
46,983
Treasury stock (at cost: 2020—
730,802,089

shares; 2019—
710,783,814

shares)
(47,297)
(46,405)
Accumulated other comprehensive loss
(5,218)
(5,357)
Retained earnings
35,213
39,742
Total Common

Stockholders’ Equity
29,849
34,981
Noncontrolling interests
-
69
Total Equity
29,849
35,050
Total Liabilities and Equity $
62,618
70,514
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows ConocoPhillips
Years

Ended December 31
Millions of Dollars
2020 2019 2018
Cash Flows From Operating Activities
Net income (loss) $
(2,655)
7,257
6,305
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization
5,521
6,090
5,956
Impairments
813
405
27
Dry hole costs and leasehold impairments
1,083
421
95
Accretion on discounted liabilities
252
326
353
Deferred taxes
(834)
(444)
283
Undistributed equity earnings
645
594
152
Gain on dispositions
(549)
(1,966)
(1,063)
Unrealized (gain) loss on investment in Cenovus Energy
855
(649)
437
Other
43
(351)
(246)
Working

capital adjustments
Decrease in accounts and notes receivable
521
505
235
Decrease (increase) in inventories
(25)
(67)
86
Decrease (increase) in prepaid expenses and other current assets
76
37
(55)
Decrease in accounts payable
(249)
(378)
(52)
Increase (decrease) in taxes and other accruals
(695)
(676)
421
Net Cash Provided by Operating Activities
4,802
11,104
12,934
Cash Flows From Investing Activities
Capital expenditures and investments
(4,715)
(6,636)
(6,750)
Working

capital changes associated with investing activities
(155)
(103)
(68)
Proceeds from asset dispositions
1,317
3,012
1,082
Net sales (purchases) of investments
(658)
(2,910)
1,620
Collection of advances/loans—related parties
116
127
119
Other
(26)
(108)
154
Net Cash Used in Investing Activities
(4,121)
(6,618)
(3,843)
Cash Flows From Financing Activities
Issuance of debt
300
-
-
Repayment of debt
(254)
(80)
(4,995)
Issuance of company common stock
(5)
(30)
121
Repurchase of company common stock
(892)
(3,500)
(2,999)
Dividends paid
(1,831)
(1,500)
(1,363)
Other
(26)
(119)
(123)
Net Cash Used in Financing Activities
(2,708)
(5,229)
(9,359)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and
Restricted Cash
(20)
(46)
(117)
Net Change in Cash, Cash Equivalents and Restricted Cash
(2,047)
(789)
(385)
Cash, cash equivalents and restricted cash at beginning of period
5,362
6,151
6,536
Cash, Cash Equivalents and Restricted Cash at End of Period $
3,315
5,362
6,151
Restricted cash of $
94

million and $
230

million is included in the “Prepaid expenses and other current assets” and “Other assets”

lines,
respectively, of our Consolidated Balance Sheet as of December 31, 2020.
Restricted cash of $
90

million and $
184

million is included in the “Prepaid expenses and other current assets” and “Other assets”

lines,
respectively, of our Consolidated Balance Sheet as of December 31, 2019.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity

ConocoPhillips
Millions of Dollars
Attributable to ConocoPhillips
Common Stock
Par
Value
Capital in
Excess of
Par
Treasury
Stock
Accum. Other
Comprehensive
Income (Loss)
Retained
Earnings
Non-
Controlling
Interests Total
Balances at December 31, 2017 $
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
39,742
69
35,050
Net income (loss)
(2,701)
46
(2,655)
Other comprehensive income
139
139
Dividends paid ($
1.69

per share of common stock)
(1,831)
(1,831)
Repurchase of company common stock
(892)
(892)
Distributions to noncontrolling interests and other
(32)
(32)
Disposition
(84)
(84)
Distributed under benefit plans
150
150
Other
3
1
4
Balances at December 31, 2020 $
18
47,133
(47,297)
(5,218)
35,213
-
29,849

*Cumulative effect of the adoption of ASC Topic 606, "Revenue from Contracts with Customers," and ASU No. 2016-01, "Recognition and Measurement of

Financial Assets and Liabilities," at January 1, 2018.

**Cumulative effect of the adoption of ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."

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
48; Canada;

Europe,

Middle East and North Africa; Asia Pacific;

and Other International.

For additional
information, see Note 24—Segment Disclosures

and Related Information.

The unrealized (gain) loss on investment in Cenovus

Energy included on our consolidated statement of
cash flows, previously reflected on the line item

“Other” within net cash provided by operating

activities,
has been reclassified in the comparative periods

to conform with the current period’s presentation.

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

We do not apply hedge accounting
on our derivative instruments.
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

See Note 7—
Suspended Wells and Exploration Expenses, for additional information on suspended wells.
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
assets.
■

Depreciation and Amortization
—Depreciation and amortization of PP&E

on producing hydrocarbon
properties and SAGD facilities and certain pipeline

and LNG assets (those which are expected

to have a
declining utilization pattern), are determined by

the unit-of-production method.

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

If there is an indication the carrying
amount of an asset may not be recovered, a recoverability

test is performed using management’s
assumptions such as for prices, volumes and future

development plans.

If, upon review, the sum of the
undiscounted cash flows before income-taxes is

less than the carrying value of the asset

group, the
carrying value is written down to estimated fair

value and reported as an impairment in the

period in
which the determination of the impairment

is made.

Individual assets are grouped for impairment
purposes at the lowest level for which there are

identifiable cash flows that are largely independent

of the
cash flows of other groups of assets—generally

on a field-by-field basis for E&P assets.

Because there
usually is a lack of quoted market prices for

long-lived assets, the fair value of impaired assets

is typically
determined based on the present values of expected

future cash flows using discount rates

and prices
believed to be consistent with those used by principal

market participants, or based on a multiple

of
operating cash flow validated with historical

market transactions of similar assets

where possible.

Long-
lived assets committed by management for disposal

within one year are accounted for at

the lower of
amortized cost or fair value, less cost to sell,

with fair value determined using a binding negotiated

price,
if available, or present value of expected future

cash flows as previously described.
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
occurred.

When such a condition is judgmentally determined

to be other than temporary, the carrying
value of the investment is written down to fair

value.

The fair value of the impaired investment

is based
on quoted market prices, if available, or upon

the present value of expected future cash flows using
discount rates and prices believed to be consistent

with those used by principal market participants,

plus
market analysis of comparable assets owned by the

investee, if appropriate.
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

Fair value is estimated using a present value
approach, incorporating assumptions about estimated

amounts and timing of settlements and

impacts of
the use of technologies.

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

Liabilities for environmental expenditures are

recorded on an
undiscounted basis (unless acquired through a business

combination, which we record on a discounted
basis) when environmental assessments or cleanups

are probable and the costs can be reasonably
estimated.

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

Note 2—Changes in Accounting Principles

We adopted the provisions of FASB ASU No. 2016-13, “Measurement of Credit Losses on Financial
Instruments,” (ASC Topic 326) and its amendments, beginning January 1, 2020. This ASU, as amended, sets forth the current expected credit loss model, a new forward-looking impairment model for certain financial instruments measured at amortized cost basis based on expected losses rather than incurred losses. This ASU, as amended, which primarily applies to our accounts receivable, also requires credit losses related to available-
for-sale debt securities to be recorded through an allowance for credit losses. The adoption of this ASU did not have a material impact to our financial statements. The majority of our receivables are due within 30 days or less. We monitor the credit quality of our counterparties through review of collections, credit ratings, and other analyses. We develop our estimated allowance for credit losses primarily using an aging method and analyses of historical loss rates as well as consideration of current and future conditions that could impact our counterparties’ credit quality and liquidity.

Note 3—Inventories
Inventories at December 31 were:
Millions of Dollars
2020 2019
Crude oil and natural gas $
461
472
Materials and supplies
541
554
$
1,002
1,026

Inventories valued on the LIFO basis totaled

$
282

million and $
286

million at December 31, 2020 and 2019,
respectively.

In the first quarter of 2020, we recorded a lower

of cost or market adjustment of $
228

million to
our crude oil and natural gas inventories, which is

included in the “Purchased commodities”

line on our
consolidated income statement.

Commodity prices have since improved.

The estimated excess of current
replacement cost over LIFO cost of inventories

was approximately $
87

million and $
155

million at
December 31, 2020 and 2019, respectively.

Note 4—Asset Acquisitions and Dispositions

All gains or losses on asset dispositions

are reported before-tax and are included net in the

“Gain on
dispositions” line on our consolidated income

statement.

All cash proceeds and payments are included in the
“Cash Flows From Investing Activities” section

of our consolidated statement of cash flows.

On January 15, 2021, we completed our acquisition

of Concho Resources Inc. (Concho), an independent

oil
and gas exploration and production company

with operations across New Mexico and West

Texas focused in
the Permian Basin.

Total consideration for the all-stock transaction was valued at $
13.1

billion, in which
1.46
shares of ConocoPhillips common stock

was exchanged for each outstanding share of

Concho common stock,
resulting in the issuance of approximately
286

million shares of ConocoPhillips common

stock.

We also
assumed $
3.9

billion in aggregate principal amount of outstanding

debt for Concho, which was recorded at fair
value of $
4.7

billion as of the closing date.

For additional information related to this

transaction, see Note
25—Acquisition of Concho Resources Inc.

2020
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

The transaction increased

our Montney acreage position to
approximately
295,000

net acres with a
100

percent working interest.

This agreement was accounted for as an
asset acquisition resulting in the recognition of $
490

million of PP&E; $
77

million of ARO and accrued
environmental costs; and $
31

million of financing obligations recorded primarily

to long-term debt.

Results of
operations for the Montney asset are reported in our

Canada segment.

Assets Sold
In February 2020, we sold our Waddell Ranch interests in the Permian Basin for $
184

million after customary
adjustments.

No

gain or loss was recognized on the sale.

Results of operations for the Waddell Ranch
interests sold were reported in our Lower 48 segment.

In March 2020, we completed the sale of our

Niobrara interests for approximately $
359

million after
customary adjustments and recognized a before-tax

loss on disposition of $
38

million.

At the time of
disposition, our interest in Niobrara had a net carrying

value of $
397

million, consisting primarily of

$
433

million of PP&E and $
34

million of ARO. The before-tax losses associated

with our interests in
Niobrara, including the loss on disposition noted above

and an impairment of $
386

million recorded when we
signed an agreement to sell our interests in

the fourth quarter of 2019, were $
25

million and $
372

million for
the years ended December 31, 2020 and 2019,

respectively. The before-tax earnings associated with our
interests in Niobrara for the year ended December

31, 2018 was $
35

million.

Results of operations for the
Niobrara interests sold were reported in our

Lower 48 segment.

In May 2020, we completed the divestiture

of our subsidiaries that held our Australia-West assets and
operations, and based on an effective date of January

1, 2019, we received proceeds of $
765

million with an
additional $
200

million due upon final investment decision

of the proposed Barossa development project.

We
recognized a before-tax gain of $
587

million related to this transaction in 2020.

At the time of disposition, the
net carrying value of the subsidiaries sold was approximately

$
0.2

billion, excluding $
0.5

billion of cash.

The
net carrying value consisted primarily of $
1.3

billion of PP&E and $
0.1

billion of other current assets offset by
$
0.7

billion of ARO, $
0.3

billion of deferred tax liabilities, and $
0.2

billion of other liabilities.

The before-tax
earnings associated with the subsidiaries sold,

including the gain on disposition noted above,

were $
851
million, $
372

million and $
364

million for the years ended December 31,

2020, 2019 and 2018, respectively.

Production from the beginning of the year through

the disposition date in May 2020 averaged
43

MBOED.

Results of operations for the subsidiaries

sold were reported in our Asia Pacific segment.

2019
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
Results of operations for these assets were reported

in our Lower 48 segment.

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
1.8
billion of ARO and negative $
0.1

billion of working capital.

The before-tax earnings associated with the
subsidiaries sold, including the gain on dispositions

noted above, were $
2.1

billion and $
0.9

billion for the
years ended December 31, 2019 and 2018, respectively.

Results of operations for the U.K. were reported
within our Europe, Middle East and North Africa segment.

In the second quarter of 2019, we recognized an

after-tax gain of $
52

million upon the closing of the sale of
our
30

percent interest in the Greater Sunrise Fields

to the government of Timor-Leste for $
350

million.

The
Greater Sunrise Fields were included in our Asia

Pacific segment.

In the fourth quarter of 2019, we sold our interests

in the Magnolia field and platform for net proceeds

of $
16
million and recognized a before-tax gain of $
82

million.

At the time of sale, the net carrying value consisted
of $
4

million of PP&E offset by $
70

million of ARO.

The Magnolia results of operations were reported

within
our Lower 48 segment.

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
162

million and
recognized gains of approximately $
140

million.

On October 31, 2018, we completed the sale of

our interests in the Barnett to Lime Rock Resources

for $
196
million after customary adjustments and recognized

a loss of $
5

million. We recorded an impairment of $87
million in 2018 to reduce the net carrying value

of the Barnett to fair value.

At the time of the disposition, our
interest in Barnett had a net carrying value of $
201

million, consisting of $
250

million of PP&E and $
49
million of AROs.

The before-tax loss associated with our

interests in the Barnett, including both the
impairment and loss on disposition noted above,

was $
59

million for the year ended December 31, 2018.

The
Barnett results of operations were included in our

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
Field are reported within our Europe, Middle

East and North Africa segment and the Kuparuk

Assets were
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

of $
253

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
Millions of Dollars
2020 2019
Equity investments $
7,596
8,234
Loans and advances—related parties
114
219
Long-term receivables
137
243
Long-term investments in debt securities
217
133
Other investments
67
77
$
8,131
8,906

Equity Investments
Affiliated companies in which we had a significant

equity investment at December 31, 2020, included:

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
Millions of Dollars
2020 2019 2018
Revenues $
7,931
11,310
11,654
Income before income taxes
1,843
3,726
3,660
Net income
1,426
3,085
3,244

Summarized 100 percent balance sheet information

for equity method investments in affiliated

companies,

combined, was as follows:
Millions of Dollars
2020 2019
Current assets $
2,579
3,289
Noncurrent assets
35,257
38,905
Current liabilities
2,110
2,603
Noncurrent liabilities
18,099
22,168

Our share of income taxes incurred directly

by an equity method investee is reported in equity

in earnings of
affiliates, and as such is not included in income taxes

on our consolidated financial statements.

At December 31, 2020, retained earnings included

$
41

million related to the undistributed earnings

of
affiliated companies.

Dividends received from affiliates were $
1,076

million, $
1,378

million and
$
1,226

million in 2020, 2019 and 2018, respectively.

APLNG

APLNG is a joint venture focused on producing

CBM from the Bowen and Surat basins in

Queensland,
Australia.

Natural gas is sold to domestic customers and

LNG is processed and exported to Asia Pacific
markets.

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

Bank of China, respectively.

At December 31, 2020, a balance of $
6.2

billion was outstanding on the facilities.

See Note 11—Guarantees,
for additional information.

During the fourth quarter of 2020, the estimated

fair value of our investment in APLNG declined

to an amount
below carrying value, primarily due to the weakening

of the U.S. dollar relative to the Australian

dollar.

Based
on a review of the facts and circumstances surrounding

this decline in fair value, we concluded the impairment
was not other than temporary under the guidance

of FASB ASC Topic

323, “Investments – Equity Method and
Joint Ventures.”

In reaching this conclusion, we primarily

considered: (1) the volatility and uncertainty

in
commodity and exchange rate markets; (2)

the intent and ability of ConocoPhillips to retain

our investment in
APLNG; and (3) the short length of time and extent

to which fair value has been less than carrying value

(fair
value exceeded carrying value as of September

30, 2020).

Fair value has been estimated based on an internal
discounted cash flow model using the following

estimated assumptions: estimated future production,

an
outlook of future prices from a combination of exchanges

(short-term) coupled with pricing service companies
and our internal outlook (long-term), operating

and capital expenditures, a market outlook of foreign

exchange
rates provided by a third party, and a discount rate believed to be consistent with those used by principal
market participants.

At December 31, 2020, the fair value of our investment

in APLNG was estimated to be $
6,560

million,
resulting in a not other than temporary impairment

of $
112

million.

We will continue to monitor the
relationship between the carrying value and fair

value of APLNG.

Should we determine in the future there has
been a loss in the value of our investment

that is other than temporary, we would record an impairment of our equity investment, calculated as the total difference between carrying value and fair value as of the end

of the
reporting period.

At December 31, 2020, the carrying value of

our equity method investment in APLNG was $
6,672

million.

The historical cost basis of our
37.5

percent share of net assets on the books

of APLNG was $
6,242

million,
resulting in a basis difference of $
430

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

Included in net income (loss) attributable

to ConocoPhillips for 2020,

2019 and 2018 was after-tax
expense of $
41

million, $
36

million and $
44

million, respectively, representing the amortization of this basis difference on currently producing licenses.

QG3
QG3 is a joint venture that owns an integrated

large-scale LNG project located in Qatar.

We provided project
financing, with a current outstanding balance

of $
220

million as described below under “Loans and

Long-
Term Receivables.”

At December 31, 2020, the book value of our equity

method investment in QG3,
excluding the project financing, was $
742

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

the U.S.

For additional information, see Note 4—Asset
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

At December 31, 2020, significant loans to affiliated

companies include $
220

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
1.96

billion based on a price of $
9.41

per share on the NYSE on
the closing date.

At December 31, 2020, the investment included on

our consolidated balance sheet was $
1.26

billion and is
carried at fair value.

The fair value of the
208

million Cenovus Energy common shares reflects

the closing
price of $
6.04

per share on the NYSE on the last trading

day of the quarter, a decrease of $
855

million from its
fair value of $
2.11

billion at December 31, 2019.

The decrease in fair value resulted in a net

unrealized loss
recorded within the “Other income (loss)” line of

our consolidated income statement for the

year ended
December 31, 2020 relating to the shares held

at the reporting date.

For the years ended 2019 and 2018, we
recorded an unrealized gain of $
649

million and an unrealized loss of $
437

million, respectively.

See Note
14—Fair Value Measurement and Note 21—Other Financial Information, for additional information.

Subject
to market conditions, we intend to decrease our

investment over time through market transactions,

private
agreements or otherwise.

On January 4, 2021, Cenovus Energy completed its

all-stock acquisition of Husky Energy Inc.

As a result of
this transaction, our investment now approximates
10

percent of the issued and outstanding Cenovus

Energy
common stock.

Note 7—Suspended Wells and Exploration Expenses

The following table reflects the net changes in suspended

exploratory well costs during 2020, 2019 and 2018:
Millions of Dollars
2020 2019 2018
Beginning balance at January 1 $
1,020
856
853
Additions pending the determination of proved reserves
164
239
140
Reclassifications to proved properties
(42)
(11)
(37)
Sales of suspended wells
(313)
(54)
(93)
Charged to dry hole expense

(147)
(10)
(7)
Ending balance at December 31

$
682
1,020
*
856
*Includes $
313

million of assets held for sale in Australia at December

31, 2019.
For additional details on suspended wells charged to dry hole expense, see the

Exploration Expenses section of this Note.

The following table provides an aging of suspended

well balances at December 31:
Millions of Dollars
2020 2019 2018
Exploratory well costs capitalized for a period

of one year or less
$
156
206
145
Exploratory well costs capitalized for a period

greater than one year
526
814
711
Ending balance $
682
1,020
*
856
Number of projects with exploratory well costs

capitalized for a
period greater than one year
22
23
24
*Includes $
313

million of assets held for sale in Australia at December

31, 2019.

The following table provides a further aging of

those exploratory well costs that have

been capitalized for more
than one year since the completion of drilling

as of December 31, 2020:
Millions of Dollars
Suspended Since
Total 2017–2019 2014–2016 2004–2013
NPRA—Alaska
(1)
240
190
50
-
Surmont—Canada
(1)
120
4
31
85
Narwhal Trend—Alaska
(1)
52
52
-
-
PL782S—Norway
(1)
22
22
-
-
WL4-00—Malaysia
(1)
17
17
-
-
NC 98—Libya
(2)
13
-
9
4
Other of $10 million or less each
(1)(2)
62
26
19
17
Total $
526
311
109
106
(1)Additional appraisal wells planned.
(2)Appraisal drilling complete; costs being incurred to assess development.

Exploration Expenses
The charges discussed below are included in the “Exploration expenses” line on our consolidated income
statement.

2020
In our Alaska segment, we recorded a before-tax impairment

of $
828

million for the entire associated carrying
value of capitalized undeveloped leasehold costs

related to our Alaska North Slope Gas asset.

In 2016, we,
along with affiliates of Exxon Mobil Corporation,

BP p.l.c. and Alaska Gasline Development Corporation
(AGDC), a state-owned corporation, completed

preliminary FEED technical work for

a potential LNG project
which would liquefy and export natural gas from

Alaska’s North Slope and deliver it to market.

In 2016, we,
along with the affiliates of ExxonMobil and BP, indicated our intention not to progress into the next phase of
the project due to changes in the economic environment;

however, AGDC decided to continue on its own,
focusing primarily on permitting efforts.

Currently, AGDC is in the process of seeking new sponsors for the project.

Given current market conditions, we no longer

believe the project will advance and, there

is no
current market for the asset.

In our Other International segment, our interests

in the Middle Magdalena Basin of Colombia

are in force
majeure.

We have no immediate plans to perform under existing contracts; therefore,

in 2020, we recorded a
before-tax expense totaling $
84

million for dry hole costs of a previously suspended

well and an impairment of
the associated capitalized undeveloped leasehold carrying

value.

In our Asia Pacific segment, we recorded before-tax

expense of $
50

million related to dry hole costs of a
previously suspended well and an impairment

of the associated capitalized undeveloped

leasehold carrying
value associated with the Kamunsu East Field

in Malaysia that is no longer in our development

plans.

2019
In our Lower 48 segment, we recorded a before-tax impairment of $
141

million for the associated carrying
value of capitalized undeveloped leasehold costs

and dry hole expenses of $
111

million before-tax due to our
decision to discontinue exploration activities

related to our Central Louisiana Austin Chalk acreage.

Note 8—Impairments

During 2020, 2019 and 2018, we recognized the

following before-tax impairment charges:
Millions of Dollars
2020 2019 2018
Alaska $
-
-
20
Lower 48

804
402
63
Canada
3
2
9
Europe, Middle East and North Africa

6
1
(79)
Asia Pacific

-
-
14
$
813
405
27

2020
During 2020, we recorded impairments of $
813

million, primarily related to certain

non-core assets in the
Lower 48.

Due to a significant decrease in the outlook for

current and long-term natural gas prices in early
2020, we recorded impairments of $
523

million, primarily for the Wind River Basin operations area, consisting of developed properties in the

Madden Field and the Lost Cabin Gas Plant, in

the first quarter of
2020.

Additionally, due primarily to changes in development plans solidified in the last quarter of 2020, we

recognized additional impairments of $
287

million in the Lower 48 during the fourth

quarter.

See Note 14—
Fair Value Measurement, for additional information.

2019
In the Lower 48, we recorded impairments

of $
402

million, primarily related to developed properties

in our
Niobrara asset which were written down to fair value

less costs to sell.

See Note 4—Asset Acquisitions and
Dispositions,

for additional information on this disposition.

2018

In Alaska, we recorded impairments of $
20

million primarily due to cancelled projects.

In the Lower 48, we recorded impairments

of $
63

million, primarily related to developed properties

in our
Barnett asset which were written down to fair value

less costs to sell, partly offset by a revision to reflect
finalized proceeds on a separate transaction.

In our Europe, Middle East and North Africa segment,

we recorded a credit to impairment of $
79

million,
primarily due to decreased ARO estimates on fields

in the U.K. which ceased production and

were impaired in
prior years, partly offset by an increased ARO estimate

on a field in Norway which ceased production.

Note 9—Asset Retirement Obligations and Accrued

Environmental Costs

Asset retirement obligations and accrued environmental

costs at December 31 were:
Millions of Dollars
2020 2019
Asset retirement obligations $
5,573
6,206
Accrued environmental costs
180
171
Total asset retirement obligations and accrued environmental costs
5,753
6,377
Asset retirement obligations and accrued environmental

costs due within one year*
(323)
(1,025)
Long-term asset retirement obligations and accrued

environmental costs
$
5,430
5,352
*Classified as a current liability on the balance sheet under “Other accruals.” For

2019, $
741

million relates to assets which were held for sale
as of December 31, 2019, and subsequently sold in 2020. For

additional information see Note 4—Asset Acquisitions and Dispositions.

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

During 2020 and 2019, our overall ARO changed

as follows:
Millions of Dollars
2020 2019
Balance at January 1 $
6,206
7,908
Accretion of discount
248
322
New obligations
262
155
Changes in estimates of existing obligations
(307)
50
Spending on existing obligations
(116)
(229)
Property dispositions
(771)
(1,920)
Foreign currency translation
51
(80)
Balance at December 31 $
5,573
6,206

Accrued Environmental Costs
Total accrued environmental costs at December 31, 2020 and 2019, were $
180

million and $
171

million,
respectively.

We had accrued environmental costs of $
116

million and $
112

million at December 31, 2020 and 2019,
respectively, related to remediation activities in the U.S. and Canada.

We had also accrued in Corporate and
Other $
48

million and $
47

million of environmental costs associated

with sites no longer in operation at
December 31, 2020 and 2019, respectively.

In addition, $
16

million and $
12

million were included at both
December 31, 2020 and 2019, respectively, where the company has been named a potentially responsible party
under the Federal Comprehensive Environmental

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
106

million at December 31, 2020.

The expected future undiscounted payments

related to the
portion of the accrued environmental costs that

have been discounted are: $
23

million in 2021, $
17

million in
2022, $
18

million in 2023, $
3

million in 2024, $
2

million in 2025, and $
103

million for all future years
after 2025.

Note 10—Debt

Long-term debt at December 31 was:
Millions of Dollars
2020 2019
9.125
% Debentures due 2021 $
123
123
2.4
% Notes due 2022
329
329
7.65
% Debentures due 2023
78
78
3.35
% Notes due 2024
426
426
8.2
% Debentures due 2025
134
134
3.35
% Notes due 2025
199
199
6.875
% Debentures due 2026
67
67
4.95
% Notes due 2026
1,250
1,250
7.8
% Debentures due 2027
203
203
7.375
% Debentures due 2029
92
92
7
% Debentures due 2029
200
200
6.95
% Notes due 2029
1,549
1,549
8.125
% Notes due 2030
390
390
7.2
% Notes due 2031
575
575
7.25
% Notes due 2031
500
500
7.4
% Notes due 2031
500
500
5.9
% Notes due 2032
505
505
4.15
% Notes due 2034
246
246
5.95
% Notes due 2036
500
500
5.951
% Notes due 2037
645
645
5.9
% Notes due 2038
600
600
6.5
% Notes due 2039
2,750
2,750
4.3
% Notes due 2044
750
750
5.95
% Notes due 2046
500
500
7.9
% Debentures due 2047
60
60
Floating rate notes due 2022 at
1.12
% –
2.81
% during 2020 and

2.81
% –
3.58
% during 2019
500
500
Marine Terminal Revenue Refunding Bonds due 2031 at
0.1
% –
7.5
% during

2020 and
1.08
% –
2.45
% during 2019
265
265
Industrial Development Bonds due 2035 at
0.11
% –
7.5
% during 2020 and

1.08
% –
2.45
% during 2019
18
18
Commercial Paper at
0.08
% –
0.23
% during 2020
300
Other
38
17
Debt at face value
14,292
13,971
Finance leases
891
720
Net unamortized premiums, discounts and

debt issuance costs
186
204
Total debt
15,369
14,895
Short-term debt
(619)
(105)
Long-term debt $
14,750
14,790

Maturities of long-term borrowings, inclusive

of net unamortized premiums and discounts,

in 2021 through
2025 are: $
619

million, $
1,001

million, $
259

million, $
579

million and $
465

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

The revolving credit facility supports our ability

to issue up to $
6.0

billion of commercial paper, which is
primarily a funding source for short-term working capital

needs.

Commercial paper maturities are generally
limited to
90 days
.

We issued $
300

million of commercial paper in the third

quarter of 2020, which is
included in the short-term debt on our consolidated

balance sheet.

With $
300

million of commercial paper
outstanding and
no

direct borrowings or letters of credit,

we had access to $
5.7

billion in available borrowing
capacity under our revolving credit facility

at December 31, 2020.

We had
no

direct borrowings, letters of
credit, nor outstanding commercial paper as

of December 31, 2019.

At both December 31, 2020 and 2019, we had

$
283

million of certain variable rate demand

bonds (VRDBs)
outstanding with maturities ranging through 2035.

The VRDBs are redeemable at the option

of the
bondholders on any business day.

If they are ever redeemed, we have the ability

and intent

to refinance on a
long-term basis, therefore, the VRDBs are included

in the “Long-term debt” line on our consolidated

balance
sheet.

For information on Finance Leases, see Note 16—Non-Mineral

Leases.

On January 15, 2021, we completed the acquisition

of Concho in an all-stock transaction.

In the acquisition,
we assumed Concho’s publicly traded debt, which was recorded at fair value of $
4.7

billion on the acquisition
date. On December 7, 2020, we launched a debt

exchange offer which settled on February 8, 2021.

Of the
approximately $
3.9

billion in aggregate principal amount of Concho’s notes subject to the exchange offer,
98
percent, or approximately $
3.8

billion, was tendered and exchanged for new

debt issued by ConocoPhillips.
The new debt received in the exchange is fully

and unconditionally guaranteed by ConocoPhillips

Company.
In conjunction with the exchange offer, Concho successfully solicited consents to amend each of the
indentures governing the Concho notes to eliminate

certain covenants, restrictive provisions, events

of default
and the requirements for certain Concho subsidiaries

to make future guarantees.

For additional information on
the acquisition see Note 25—Acquisition of Concho

Resources Inc.

Note 11—Guarantees

At December 31, 2020, we were liable for certain

contingent obligations under various contractual
arrangements as described below.

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

APLNG Guarantees
At December 31, 2020, we had outstanding multiple

guarantees in connection with our
37.5

percent ownership
interest in APLNG.

The following is a description of the guarantees

with values calculated utilizing December
2020 exchange rates:

●

During the third quarter of 2016, we issued a guarantee

to facilitate the withdrawal of our pro-rata
portion of the funds in a project finance reserve

account.

We estimate the remaining term of this
guarantee to be
10 years
.

Our maximum exposure under this guarantee is

approximately $
170

million
and may become payable if an enforcement action

is commenced by the project finance lenders
against APLNG.

At December 31, 2020, the carrying value

of this guarantee is approximately $
14
million.

●

In conjunction with our original purchase of an ownership

interest in APLNG from Origin Energy in
October 2008, we agreed to reimburse Origin

Energy for our share of the existing contingent liability
arising under guarantees of an existing obligation

of APLNG to deliver natural gas under

several sales
agreements with remaining terms of
1 to 21 years
.

Our maximum potential liability for future
payments, or cost of volume delivery, under these guarantees is estimated to be $
770

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
guarantees is approximately $
130

million and would become payable if APLNG

does not perform.

At
December 31, 2020, the carrying value of these

guarantees was approximately $
7

million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately
$
730

million, which consist primarily of

guarantees of the residual value of leased office buildings,

guarantees
of the residual value of corporate aircraft,

and a guarantee for our portion of a joint venture’s project finance reserve accounts.

These guarantees have remaining terms

of one to
six years

and would become payable if
certain asset values are lower than guaranteed

amounts at the end of the lease or contract

term, business
conditions decline at guaranteed entities,

or as a result of nonperformance of contractual

terms by guaranteed
parties.

At December 31, 2020, the carrying value of these

guarantees was approximately $
11

million.

Indemnifications
Over the years, we have entered into agreements to

sell ownership interests in certain legal

entities, joint
ventures and assets that gave rise to qualifying

indemnifications.

These agreements include indemnifications
for taxes and environmental liabilities.

Most of these indemnifications are related to

tax issues and the
majority of these expire in 2021.

Those related to environmental issues have terms

that are generally indefinite
and the maximum amounts

of future payments are generally unlimited.

The carrying amount recorded for
these indemnifications at December 31, 2020, was

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

See Note 18—Income Taxes, for additional information about income tax-
related contingencies.

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

Litigation and Other Contingencies
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

not
utilized.

In addition, at December 31, 2020,

we had performance obligations secured by

letters of credit of
$
249

million (issued as direct bank letters of

credit) related to various purchase commitments

for materials,
supplies, commercial activities and services incident

to the ordinary conduct of business.

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
227

million.

The award now stands
at $
8.5

billion plus interest.

The government of Venezuela sought annulment of the award before ICSID, and annulment proceedings are underway.

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

Beginning in 2017, governmental and other entities

in several states in the U.S. have filed lawsuits

against oil
and gas companies, including ConocoPhillips,

seeking compensatory damages and equitable

relief to abate
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

In July 2020, the claims
administrator issued an award to the company

which, after fees and expenses, totaled approximately

$
90
million, and was received in the third quarter

of 2020.

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

time.

ConocoPhillips is challenging this order.

Long-Term Throughput Agreements and Take

-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of financing arrangements.

The agreements typically provide for natural gas

or crude oil transportation to be used in

the ordinary course of
the company’s business.

The aggregate amounts of estimated payments

under these various agreements are:
2021—$
7

million; 2022—$
7

million; 2023—$
7

million; 2024—$
7

million; 2025—$
7

million; and 2026 and
after—$
51

million.

Total payments under the agreements were $
25

million in 2020, $
25

million in 2019 and
$
39

million in 2018.

Note 13—Derivative and Financial Instruments

We use futures, forwards, swaps and options in various markets to meet our customer needs, capture market
opportunities, and manage foreign exchange currency

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

We do not apply hedge accounting for our commodity derivatives.

The following table presents the gross fair values

of our commodity derivatives, excluding

collateral, and the
line items where they appear on our consolidated

balance sheet:
Millions of Dollars
2020 2019
Assets
Prepaid expenses and other current assets $
229
288
Other assets
26
34
Liabilities
Other accruals
202
283
Other liabilities and deferred credits
18
28

The gains (losses) from commodity derivatives

incurred, and the line items where they appear

on our
consolidated income statement were:
Millions of Dollars
2020 2019 2018
Sales and other operating revenues $
19
141
45
Other income (loss)
4
4
7
Purchased commodities
11
(118)
(41)

The table below summarizes our material net exposures

resulting from outstanding commodity

derivative
contracts:
Open Position
Long/(Short)
2020 2019
Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price (20) (5)
Basis (10) (23)

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

We do not
apply hedge accounting to our foreign currency

exchange derivatives.

The following table presents the gross fair values

of our foreign currency exchange derivatives,

excluding
collateral, and the line items where they appear

on our consolidated balance sheet:
Millions of Dollars
2020 2019
Assets
Prepaid expenses and other current assets $
2
1
Liabilities
Other accruals
16
20
Other liabilities and deferred credits
-
8

The (gains) losses from foreign currency exchange

derivatives incurred and the line item where they

appear

on our consolidated income statement were:
Millions of Dollars
2020 2019 2018
Foreign currency transaction (gains) losses

$
(40)
16
1

We had the following net notional position of outstanding foreign currency exchange derivatives:
In Millions
Notional Currency

2020 2019
Foreign Currency Exchange Derivatives
Buy British pound, sell euro GBP
-
4
Sell British pound, buy euro GBP
5
-
Sell Canadian dollar, buy U.S. dollar CAD
370
1,337

At December 31, 2020, we had outstanding foreign currency exchange forward contracts to sell $0.45 billion
CAD at $0.748 CAD against the U.S. dollar. At December 31, 2019, we had outstanding foreign currency exchange forward contracts to sell $1.35 billion CAD at $0.748 CAD against the U.S. dollar
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

The following investments are carried on our

consolidated balance sheet at cost, plus accrued

interest and the
table reflects remaining maturities at December

31, 2020 and 2019:

Millions of Dollars
Carrying Amount
Cash and Cash
Equivalents
Short-Term
Investments
Investments and Long-
Term Receivables
2020 2019 2020 2019 2020 2019
Cash $
597
759
Demand Deposits
1,133
1,483
Time Deposits
1 to 90 days
1,225
2,030
2,859
1,395
91 to 180 days
448
465
Within one year
13
-
One year through five years
1
-
Commercial Paper
1 to 90 days
-
413
-
1,069
U.S. Government Obligations
1 to 90 days
23
394
-
-
$
2,978
5,079
3,320
2,929
1
-

The following investments in debt securities

classified as available for sale are carried on our

consolidated
balance sheet at fair value as of December 31,

2020 and 2019:
Millions of Dollars
Carrying Amount
Cash and Cash
Equivalents
Short-Term
Investments
Investments and Long-
Term Receivables
2020 2019 2020 2019 2020 2019
Major Security Type
Corporate Bonds $
-
1
130
59
143
99
Commercial Paper
13
8
155
30
U.S. Government Obligations
-
-
4
10
13
15
U.S. Government Agency

Obligations
17
-
Foreign Government Obligations
2
-
Asset-backed Securities
-
-
41
19
$
13
9
289
99
216
133
Cash and Cash Equivalents and Short-Term Investments have remaining maturities within one year.
Investments and Long-Term Receivables have remaining maturities greater than one year through five years.

The following table summarizes the amortized

cost basis and fair value of investments in

debt securities
classified as available for sale:
Millions of Dollars
Amortized Cost Basis Fair Value
2020 2019 2020 2019
Major Security Type
Corporate bonds $
271
159
273
159
Commercial paper
168
38
168
38
U.S. government obligations
17
25
17
25
U.S. government agency obligations
17
-
17
-
Foreign government obligations
2
-
2
-
Asset-backed securities
41
19
41
19
$
516
241
518
241

As of December 31, 2020 and December 31, 2019,

total unrealized losses for debt securities

classified as
available for sale with net losses were negligible.

Additionally, as of December 31, 2020 and December 31,
2019, investments in these debt securities

in an unrealized loss position for which an allowance

for credit
losses has not been recorded were negligible.

For the year ended December 31, 2020, proceeds

from sales and redemptions of investments

in debt securities
classified as available for sale were $
422

million.

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

The aggregate fair value of all derivative

instruments with such credit risk-related contingent

features that were
in a liability position on December 31, 2020 and

December 31, 2019, was $
25

million and $
79

million,
respectively.

For these instruments,
no collateral

was posted as of December 31, 2020 or December

31, 2019.

If our credit rating had been downgraded below

investment grade on December 31, 2020,

we would have been
required to post $
23

million of additional collateral, either with

cash or letters of credit.

Note 14—Fair Value Measurement

We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit
price (i.e., the price that would be received to sell

an asset or paid to transfer a liability) and disclosed
according to the quality of valuation inputs under

the following hierarchy:

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
December 31, 2020 December 31, 2019
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Assets
Investment in Cenovus Energy $
1,256
-
-
1,256
2,111
-
-
2,111
Investments in debt securities
17
501
-
518
25
216
-
241
Commodity derivatives
142
101
12
255
172
114
36
322
Total assets $
1,415
602
12
2,029
2,308
330
36
2,674
Liabilities
Commodity derivatives $
120
91
9
220
174
115
22
311
Total liabilities $
120
91
9
220
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
Gross Amounts Not
Gross

Net
Amounts Subject to Gross Amounts Amounts Cash
Net

Recognized Right of Setoff
Amounts
Offset Presented Collateral Amounts
December 31, 2020
Assets $
255
2
253
157
96
10
86
Liabilities
220
1
219
157
62
4
58
December 31, 2019
Assets $
322
3
319
193
126
4
122
Liabilities
311
4
307
193
114
12
102
At December 31, 2020 and December 31, 2019,

we did not present any amounts gross on our consolidated
balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement
The following table summarizes the fair value

hierarchy by major category and date of

remeasurement for
assets accounted for at fair value on a non-recurring

basis:
Millions of Dollars

Fair Value Measurements Using
Fair Value
Level 1
Inputs
Level 2
Inputs
Level 3
Inputs
Before-Tax
Loss
Year

ended December 31, 2020
Net PP&E (held for use)

March 31, 2020
$
65
-
-
65
522

December 31, 2020
268
-
-
268
287
Year

ended December 31, 2019
Net PP&E (held for sale)

November 30, 2019
$
194
194
-
-
351

December 31, 2019
166
166
-
-
28
Equity Method Investments

March 31, 2019
171
171
-
-
60

May 31, 2019
30
-
30
-
95

Net PP&E (held for use)
During 2020, the estimated fair value of certain

non-core assets included in our Lower

48 segment declined to

amounts below the carrying values.

The carrying values were written down to fair

value.

The fair values were
estimated based on internal discounted cash flow models

using the following estimated assumptions: estimated
future production, an outlook of future prices from

a combination of exchanges (short-term)

coupled with
pricing service companies and our internal outlook

(long-term), future operating costs and capital

expenditures,
and a discount rate believed to be consistent

with those used by principal market participants.

The range and
arithmetic average of significant unobservable inputs

used in the Level 3 fair value measurements

for
significant assets were as follows:

Fair Value
(Millions of
Dollars)
Valuation
Technique Unobservable Inputs
Range

(Arithmetic Average)
March 31, 2020
Wind River Basin $
65
Discounted cash
flow
Natural gas production
(MMCFD)
8.4

-
55.2

(
22.9
)
Natural gas price outlook*
($/MMBTU) $
2.67

- $
9.17

($
5.68
)
Discount rate**
7.9
%

-
9.1
% (
8.3
%)

*Henry Hub natural gas price outlook based on a combination of external pricing service companies' outlooks for years 2022-2034; future prices escalated at
2.2
%
annually after year 2034.
**Determined as the weighted average cost of capital of a group of peer companies, adjusted for risks where

appropriate.
Fair Value
(Millions of
Dollars)
Valuation
Technique Unobservable Inputs
Range

(Arithmetic Average)
December 31, 2020
Central Basin Platform $
244
Discounted cash
flow
Commodity production
(MBOED)
0.5

-
12.7

(
3.4
)
Commodity price outlook*
($/BOE)
$
37.35

- $
115.29
($
73.80
)
Discount rate**
6.8
%

-
7.7
% (
7.4
%)
*Commodity price outlook based on a combination of external pricing service companies' and our internal outlook for years

2023-2050; future prices escalated at
2.0% annually after year 2050.
**Determined as the weighted average cost of capital of a group of peer companies, adjusted for risks where

appropriate.

Net PP&E (held for sale)
Net PP&E held for sale was written down to fair

value, less costs to sell.

The fair value of the assets were

determined by their negotiated selling prices

(Level 1).

For additional information see Note 4—Asset
Acquisitions and Dispositions.

Equity Method Investments
During 2019, certain equity method investments

were determined to have fair values below their

carrying
amounts, and the impairments were considered to

be other than temporary under the guidance

of FASB ASC
Topic 323.

Investments using Level 1 inputs were

written down to fair value, less costs to

sell, determined by
negotiated selling prices.

For additional information, see Note 4—Asset

Acquisitions and Dispositions and
Note 5—Investments, Loans and Long-Term Receivables.

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

See Note 10—Debt, for additional
information
.

The following table summarizes the net fair

value of financial instruments (i.e., adjusted

where the right of
setoff exists for commodity derivatives):
Millions of Dollars
Carrying Amount Fair Value
2020 2019 2020 2019
Financial assets
Investment in Cenovus Energy $
1,256
2,111
1,256
2,111
Commodity derivatives
88
125
88
125
Investments in debt securities
518
241
518
241
Loans and advances—related parties
220
339
220
339
Financial liabilities
Total debt, excluding finance leases
14,478
14,175
19,106
18,108
Commodity derivatives
59
106
59
106

Commodity Derivatives
At December 31, 2020, commodity derivative

assets and liabilities are presented net with $
10

million in
obligations to return cash collateral and $
4

million of rights to reclaim cash collateral,

respectively.

At
December 31, 2019, commodity derivative assets

and liabilities are presented net with $
4

million in
obligations to return cash collateral and $
12

million of rights to reclaim cash collateral,

respectively.

Note 15—Equity

Common Stock
The changes in our shares of common stock, as categorized

in the equity section of the balance sheet, were:
Shares
2020 2019 2018
Issued
Beginning of year
1,795,652,203
1,791,637,434
1,785,419,175
Distributed under benefit plans
3,192,064
4,014,769
6,218,259
End of year
1,798,844,267
1,795,652,203
1,791,637,434
Held in Treasury
Beginning of year
710,783,814
653,288,213
608,312,034
Repurchase of common stock
20,018,275
57,495,601
44,976,179
End of year
730,802,089
710,783,814
653,288,213

Preferred Stock
We have authorized
500

million shares of preferred stock, par value

$
0.01

per share,
none

of which was issued
or outstanding at December 31, 2020 or 2019.

Noncontrolling Interests
In the second quarter of 2020, we completed the

divestiture of our subsidiaries that held our Australia-West assets and operations.

These assets included the Darwin LNG and

Bayu-Darwin Pipeline operating joint
ventures in which there was a noncontrolling

interest. As a result, as of December 31,

2020, we had no
noncontrolling interests.

At December 31, 2019, we had $
69

million of equity outstanding in the same joint
ventures.

Repurchase of Common Stock
In late 2016, we initiated our current share repurchase

program, which has a current total program
authorization of $
25

billion of our common stock.

Cost of share repurchases were $
892

million, $
3,500
million, $
2,999

million in 2020, 2019 and 2018, respectively.

Share repurchases were suspended in the second
and third quarters of 2020 in response to the economic

downturn.

In the fourth quarter of 2020, we resumed
share repurchases, repurchasing $
0.2

billion of shares in October, until suspending further repurchases upon
entry into a definitive agreement to acquire Concho.

In February 2021, we resumed share repurchases
following our Concho acquisition.

Share repurchases since inception of our current

program totaled
189
million shares at a cost of $
10,517

million, as of December 31, 2020.

Note 16—Non-Mineral Leases

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

We adopted the provisions of FASB ASU No. 2016-02, “Leases”

(ASC Topic 842) and its amendments, beginning January 1, 2019.

This ASU superseded the requirements in
FASB ASC Topic

840 “Leases” (ASC Topic 840).

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
expiration.

The following table summarizes

the right-of-use assets and lease liabilities

for both the operating and finance
leases on our consolidated balance sheet as of December

31:
Millions of Dollars
2020 2019
Operating
Leases
Finance
Leases
Operating
Leases
Finance
Leases
Right-of-Use Assets
Properties, plants and equipment
Gross $
1,375
1,039
Accumulated DD&A
(721)
(649)
Net PP&E
*
654
390
Prepaid expenses and other current assets $
-
40
Other assets
783
896
Lease Liabilities
Short-term debt
**
$
168
87
Other accruals
226
347
Long-term debt
***
723
633
Other liabilities and deferred credits
559
585
Total lease liabilities $
785
891
932
720

*

Includes proportionately consolidated finance lease assets of $
258

million at December 31, 2020 and $
335

million at December 31, 2019.

** Includes proportionately consolidated finance lease liabilities of

$
97

million at December 31, 2020 and $
56

million at December 31, 2019.
*** Includes proportionately consolidated finance lease liabilities of $
522

million at December 31, 2020 and $
579

million at December 31,

2019.

The following table summarizes our lease costs

for 2020 and 2019:
Millions of Dollars
2020 2019
Lease Cost
*
Operating lease cost $
321
341
Finance lease cost
Amortization of right-of-use assets
163
99
Interest on lease liabilities
34
37
Short-term lease cost
**
42
77
Total lease cost
***
$
560
554

* The amounts presented in the table above have not been adjusted to reflect amounts recovered or reimbursed from oil and gas coventurers.

** Short-term leases are not recorded on our consolidated balance sheet.
*** Variable lease cost and sublease income are immaterial for the periods presented and therefore are not included in the table above
.

The following table summarizes the lease terms

and discount rates as of December 31:
2020 2019
Lease Term and Discount Rate
Weighted-average term (years)
Operating leases
6.11
5.19
Finance leases
7.12
8.70
Weighted-average discount rate (percent)
Operating leases
2.78
3.10
Finance leases
4.27
5.53
The following table summarizes other lease information

for 2020 and 2019:
Millions of Dollars
2020 2019
Other Information
*
Cash paid for amounts included in the measurement

of lease liabilities
Operating cash flows from operating leases $
232
203
Operating cash flows from finance leases
11
27
Financing cash flows from finance leases
255
81
Right-of-use assets obtained in exchange for

operating lease liabilities
$
250
499
Right-of-use assets obtained in exchange for

finance lease liabilities
426
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

The following table summarizes future lease

payments for operating and finance leases

at December 31, 2020:
Millions of Dollars
Operating
Leases
Finance

Leases
Maturity of Lease Liabilities
2021 $
245
213
2022
155
162
2023
116
148
2024
94
113
2025
55
87
Remaining years
200
320
Total
*
865
1,043
Less: portion representing imputed interest
(80)
(152)
Total lease liabilities $
785
891
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

For the year ended December 31, 2018 operating

lease rental expense pursuant to ASC Topic 840 was:
Millions of Dollars
Total rentals $
253
Less: sublease rentals
(16)
$
237

Note 17—Employee Benefit Plans

Pension and Postretirement Plans

An analysis of the projected benefit obligations

for our pension plans and accumulated benefit

obligations for
our postretirement health and life insurance plans

follows:
Millions of Dollars
Pension Benefits Other Benefits
2020 2019 2020 2019
U.S. Int’l. U.S. Int’l.
Change in Benefit Obligation
Benefit obligation at January 1 $
2,319
3,880
2,136
3,438
216
218
Service cost
85
54
79
69
2
1
Interest cost
66
85
79
97
6
8
Plan participant contributions
-
1
-
2
18
20
Plan amendments
-
2
-
-
(30)
-
Actuarial loss
319
398
278
387
7
27
Benefits paid
(241)
(151)
(253)
(147)
(49)
(59)
Curtailment
-
2
-
(69)
-
-
Recognition of termination benefits
-
3
-
1
-
-
Foreign currency exchange rate change
-
129
-
102
-
1
Benefit obligation at December 31
*
$
2,548
4,403
2,319
3,880
170
216
*Accumulated benefit obligation portion of above at

December 31:
$
2,359
4,095
2,161
3,594
Change in Fair Value of Plan Assets
Fair value of plan assets at January 1 $
1,591
4,306
1,336
3,358
-
-
Actual return on plan assets
321
416
273
529
-
-
Company contributions
99
60
235
464
31
39
Plan participant contributions
-
1
-
2
18
20
Benefits paid
(241)
(151)
(253)
(147)
(49)
(59)
Foreign currency exchange rate change
-
161
-
100
-
-
Fair value of plan assets at December 31 $
1,770
4,793
1,591
4,306
-
-
Funded Status $
(778)
390
(728)
426
(170)
(216)

Millions of Dollars
Pension Benefits Other Benefits
2020 2019 2020 2019
U.S. Int’l. U.S. Int’l.
Amounts Recognized in the

Consolidated Balance Sheet at

December 31
Noncurrent assets $
-
746
-
765
-
-
Current liabilities
(56)
(11)
(21)
(6)
(39)
(42)
Noncurrent liabilities
(722)
(345)
(707)
(333)
(131)
(174)
Total recognized $
(778)
390
(728)
426
(170)
(216)
Weighted-Average Assumptions Used to

Determine Benefit Obligations at

December 31
Discount rate
2.30
%
1.80
3.25
2.35
2.15
3.10
Rate of compensation increase
4.00
3.10
4.00
3.35
Interest crediting rate for applicable benefits
2.10
-
4.10
-
Weighted-Average Assumptions Used to

Determine Net Periodic Benefit Cost for

Years

Ended December 31
Discount rate
3.05
%
2.35
3.95
2.90
3.10
4.05
Expected return on plan assets
5.80
3.60
5.80
4.10
Rate of compensation increase
4.00
3.35
4.00
3.65
Interest crediting rate for applicable benefits
4.10
-
4.35
-

For both U.S. and international pensions, the

overall expected long-term rate of return is

developed from the
expected future return of each asset class, weighted

by the expected allocation of pension assets

to that asset
class.

We rely on a variety of independent market forecasts in developing the expected rate of return for each
class of assets.

The following tables set forth information related

to the Company’s pension plans with projected and
accumulated benefit obligations in excess of

the fair value of the plans’ assets as of December

31, 2020 and
2019:

Millions of Dollars
Pension Benefits
2020 2019
U.S. Int’l. U.S. Int’l.
Pension Plans with Projected Benefit Obligation in
Excess of Plan Assets
Projected benefit obligation $
2,548
391
2,319
355
Fair value of plan assets
1,770
35
1,591
44
Pension Plans with Accumulated Benefit

Obligation in
Excess of Plan Assets
Accumulated benefit obligation $
2,359
338
2,161
299
Fair value of plan assets
1,770
35
1,591
44

Included in accumulated other comprehensive

income (loss) at December 31 were the following

before-tax

amounts that had not been recognized in net

periodic benefit cost:
Millions of Dollars
Pension Benefits Other Benefits
2020 2019 2020 2019
U.S. Int’l. U.S. Int’l.
Unrecognized net actuarial loss $
467
326
479
227
14
8
Unrecognized prior service credit
-
-
-
(2)
(182)
(183)

Millions of Dollars
Pension Benefits Other Benefits
2020 2019 2020 2019
U.S. Int’l. U.S. Int’l.
Sources of Change in Other

Comprehensive Income (Loss)
Net gain (loss) arising during the period $
(83)
(120)
(79)
51
(7)
(27)
Amortization of actuarial (gain) loss included
in income (loss)*
95
21
116
32
1
(2)
Net change during the period $
12
(99)
37
83
(6)
(29)
Prior service credit (cost) arising during the
period $
-
(1)
-
-
30
-
Amortization of prior service cost (credit)
included in income (loss)
-
(1)
-
(2)
(31)
(33)
Net change during the period $
-
(2)
-
(2)
(1)
(33)
*Includes settlement (gains) losses recognized in 2020 and 2019.

The components of net periodic benefit cost of

all defined benefit plans are presented in

the following table:
Millions of Dollars
Pension Benefits Other Benefits
2020 2019 2018 2020 2019 2018
U.S. Int’l. U.S. Int’l. U.S. Int’l.
Components of Net

Periodic Benefit Cost
Service cost $
85
54
79
69
83
81
2
1
1
Interest cost
66
85
79
97
99
107
6
8
8
Expected return on plan
assets
(85)
(145)
(74)
(138)
(114)
(155)
-
-
-
Amortization of prior

service credit
-
(1)
-
(2)
-
(5)
(31)
(33)
(35)
Recognized net actuarial

loss (gain)
51
22
54
32
53
31
1
(2)
(1)
Settlements loss (gain)
44
(1)
62
-
196
-
-
-
-
Net periodic benefit cost $
161
14
200
58
317
59
(22)
(26)
(27)

The components of net periodic benefit cost, other

than the service cost component, are included

in the “Other
expenses” line item on our consolidated income statement.

We recognized pension settlement losses of $
43

million in 2020, $
62

million in 2019, and $
196

million in
2018 as lump-sum benefit payments from certain

U.S. and international pension plans exceeded the sum

of
service and interest costs for those plans and led

to recognition of settlement losses.

During 2020 and 2019, the actuarial losses

related to the benefit obligation for U.S. and international plans
were primarily related to a decrease in the discount

rates.

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
2021 that declines to
5

percent by 2028.

The measurement of the U.S. post-65 retiree

medical accumulated
postretirement benefit obligation assumes an ultimate

health care cost trend rate of
4

percent achieved in 2021
that increases to
5

percent by 2028.

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

The target allocations for plan assets are
28

percent equity
securities,
68

percent debt securities,
3

percent real estate and
1

percent other.

Generally, the plan investments
are publicly traded, therefore minimizing liquidity

risk in the portfolio.

The following is a description of the valuation methodologies used for the pension plan assets.

There have
been no changes in the methodologies used at

December 31, 2020 and 2019.
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
obligations.

At December 31, 2020,

the participating interest in the annuity contract

was valued at
$
94

million and consisted of $
233

million in debt securities, less $
139

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

December 31, by asset class were as follows:

Millions of Dollars
U.S. International
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
2020
Equity securities
U.S. $
-
3
5
8
-
-
-
-
International
99
-
-
99
-
-
-
-
Mutual funds
72
-
-
72
235
734
-
969
Debt securities
Corporate
-
1
-
1
-
-
-
-
Mutual funds
-
-
-
-
455
-
-
455
Cash and cash equivalents
-
-
-
-
74
-
-
74
Derivatives
-
-
-
-
6
-
-
6
Real estate
-
-
-
-
-
-
142
142
Total in fair value hierarchy $
171
4
5
180
770
734
142
1,646
Investments measured at net asset value*
Equity securities
Common/collective trusts $
678
2,962
Debt securities
Common/collective trusts
730
67
Cash and cash equivalents
8
-
Real estate
79
112
Total** $
171
4
5
1,675
770
734
142
4,787

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

Fair Value of Plan Assets.
**Excludes the participating interest in the insurance annuity contract with a net asset of $
94

million and net receivables related to security

transactions of $
7

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
3,258
Investments measured at net asset value*
Equity securities
Common/collective trusts $
457
167
Debt securities
Common/collective trusts
637
760
Cash and cash equivalents
25
-
Real estate
83
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

In 2021, we expect to contribute approximately $
265
million to our domestic qualified and nonqualified

pension and postretirement benefit plans and $
75

million to
our international qualified and nonqualified

pension and postretirement benefit plans.

The following benefit payments, which are exclusive

of amounts to be paid from the insurance annuity

contract
and which reflect expected future service, as appropriate,

are expected to be paid:
Millions of Dollars
Pension Other
Benefits Benefits
U.S. Int’l.
2021 $
532
147
25
2022
289
151
21
2023
248
156
18
2024
232
162
16
2025
215
166
14
2026–2030
845
897
53

Severance Accrual
The following table summarizes our severance accrual

activity for 2020, 2019 and 2018:

Millions of Dollars
2020 2019 2018
Balance at January 1 $
23
48
53
Accruals
14
(1)
70
Benefit payments
(13)
(24)
(73)
Foreign currency translation adjustments
-
-
(2)
Balance at December 31 $
24
23
48

Of the remaining balance at December 31, 2020,

$
8

million is classified as short-term.

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
contribution of up to
6

percent.

Effective January 1, 2019, new employees, rehires, and

employees that elected
to opt out of Title II are eligible to receive a Company Retirement

Contribution (CRC) of
6

percent of eligible
pay into their CPSP.

After
three years

of service with the company, the employee is
100

percent vested in any
CRC.

Company contributions charged to expense for the

CPSP and predecessor plans were $
62

million in
2020, $
82

million in 2019, and $
82

million in 2018.

We have several defined contribution plans for our international employees, each with its own terms and
eligibility depending on location.

Total compensation expense recognized for these international plans was approximately $
25

million in 2020, $
30

million in 2019, and $
31

million in 2018.

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

Compensation Expense —Total share-based compensation expense recognized in net income (loss) and the associated tax benefit for the years ended

December 31 were as follows:
Millions of Dollars
2020 2019 2018
Compensation cost $
159
274
265
Tax benefit

40
71
64

Stock Options —
Stock options granted under the provisions of the Plan and prior plans permit purchase of our common stock at exercise prices equivalent to the average fair market value of ConocoPhillips common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably, with one-
third of the options awarded vesting and becoming exercisable on each anniversary date following the date of grant. Options awarded to certain employees already eligible for retirement vest within six months of the grant date, but those options do not become exercisable until the end of the normal vesting period. Beginning in
2018, stock option grants were discontinued and replaced with three-year, time-vested restricted stock units which generally will be cash-settled

for 2018 and 2019 awards and stock-settled for 2020

awards.

The following summarizes our stock option activity

for the year ended December 31, 2020:
Millions of Dollars
Weighted-Average
Aggregate

Options Exercise Price Intrinsic Value
Outstanding at December 31, 2019
18,040,197
$
54.11
$
206
Exercised
(1,111,805)
38.80
23
Forfeited
(5,867)
49.76
Expired or cancelled
-
Outstanding at December 31, 2020
16,922,525
$
55.12
$
22
Vested at December 31, 2020
16,922,525
$
55.12
$
22
Exercisable at December 31, 2020
16,922,525
$
55.12
$
22

The weighted-average remaining contractual term

of outstanding options, vested options and exercisable
options at December 31, 2020, were all
3.66

years.

The aggregate intrinsic value of options exercised

was $
39
million in 2019 and $
94

million in 2018.

During 2020, we received $
43

million in cash and realized a tax benefit

of $
9

million from the exercise of
options.

At December 31, 2020, all outstanding stock

options were fully vested and there was no remaining
compensation cost to be recorded.

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
.

Stock-Settled
Upon vesting, these restricted stock units are settled by issuing one share of ConocoPhillips common stock per unit. Units awarded to retirement eligible employees vest six months from the grant date; however, those units are not issued as common stock until the earlier of separation from the company or the end of the regularly scheduled vesting period. Until issued as stock, most recipients of the restricted stock units receive a cash payment of a dividend equivalent that is charged to retained earnings. Executive recipients receive an accrued reinvested dividend equivalent, subject to the terms and conditions of the award, that is charged to retained earnings. The grant date fair market value of these restricted stock units is deemed equal to the average
ConocoPhillips stock price on the grant date. The grant date fair market value of units that do not receive a dividend equivalent while unvested is deemed equal to the average ConocoPhillips stock price on the grant date, less the net present value of the dividends that will not be received
.

The following summarizes our stock-settled stock

unit activity for the year ended December

31, 2020:
Weighted-Average

Millions of Dollars
Stock Units
Grant Date Fair Value

Total Fair Value
Outstanding at December 31, 2019
6,223,046
$
55.99
Granted
2,890,840
57.40
Forfeited
(127,181)
55.84
Issued
(2,554,720)
50.16
$
143
Outstanding at December 31, 2020
6,431,985
$
58.94
Not Vested at December 31, 2020
4,230,413
59.01

At December 31, 2020,

the remaining unrecognized compensation

cost from the unvested stock-settled units
was $
101

million, which will be recognized over

a weighted-average period of
1.71

years, the longest period
being
2.14

years.

The weighted-average grant date fair value

of stock unit awards granted during 2019 and
2018 was $
67.77

and $
52.45
, respectively.

The total fair value of stock units issued during

2019 and 2018 was
$
225

million and $
154

million, respectively.

Cash-Settled
Cash settled executive restricted stock units granted in 2018 and 2019 replaced the stock option program.
These restricted stock units, subject to elections to defer, will be settled in cash equal to the fair market value of a share of ConocoPhillips common stock per unit on the settlement date and are classified as liabilities on the balance sheet. Units awarded to retirement eligible employees vest six months from the grant date;
however, those units are not settled until the earlier of separation from the company or the end of the regularly scheduled vesting period. Compensation expense is initially measured using the average fair market value of
ConocoPhillips common stock and is subsequently adjusted, based on changes in the ConocoPhillips stock price through the end of each subsequent reporting period, through the settlement date. Recipients receive an accrued reinvested dividend equivalent that is charged to compensation expense. The accrued reinvested dividend is paid at the time of settlement, subject to the terms and conditions of the award. Beginning with executive restricted stock units granted in 2020 awards will be settled in stock.

The following summarizes our cash-settled stock

unit activity for the year ended December 31, 2020:
Weighted-Average

Millions of Dollars
Stock Units
Grant Date Fair Value

Total Fair Value
Outstanding at December 31, 2019
596,991
$
64.54
Granted
24,437
41.59
Forfeited
(5,622)
40.01
Issued
(1,191)
40.20
$
-
Outstanding at December 31, 2020
614,615
$
39.95
Not Vested at December 31, 2020
121,696
39.95

At December 31, 2020,

the remaining unrecognized compensation

cost from the unvested cash-settled units
was $
1

million, which will be recognized over a

weighted-average period of
1

year, the longest period being
1.12

years.

The weighted-average grant date fair value of

stock unit awards granted during 2019

and 2018
were $
68.20

and $
53.68
, respectively.

The total fair value of stock units issued during

2019 and 2018 were $
6
million and $
1

million, respectively.

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

December 31, 2020:
Weighted-Average

Millions of Dollars
Stock Units
Grant Date Fair Value

Total Fair Value
Outstanding at December 31, 2019
2,024,824
$
50.55
Granted
26,244
58.61
Forfeited
-
Issued
(314,340)
51.15
$
13
Outstanding at December 31, 2020
1,736,728
$
50.56
Not Vested at December 31, 2020
3,191
$
48.61

At December 31, 2020,

the remaining unrecognized compensation

cost from unvested stock-settled
performance share awards was
zero
.

The weighted-average grant date fair value of

stock-settled PSUs granted
during 2019 and 2018 was $
68.90

and $
53.28
, respectively.

The total fair value of stock-settled PSUs issued
during 2019 and 2018 was $
25

million and $
29

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

The following summarizes our cash-settled Performance

Share Program activity for the year ended

December 31, 2020:
Weighted-Average

Millions of Dollars
Stock Units
Grant Date Fair Value

Total Fair Value
Outstanding at December 31, 2019
609,274
$
64.54
Granted
1,491,098
58.61
Forfeited
-
Settled
(1,975,843)
58.54
$
116
Outstanding at December 31, 2020
124,529
$
39.95

At December 31, 2020, all outstanding cash-settled

performance awards were fully vested and there

was
no
remaining compensation cost to be recorded.

The weighted-average grant date fair value

of cash-settled PSUs
granted during 2019 and 2018 was $
68.90

and $
53.28
, respectively.

The total fair value of cash-settled
performance share awards settled during 2019

and 2018 was $
171

million and $
22

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
has been discontinued.

Generally, the recipients of the restricted shares or units receive a dividend or dividend
equivalent.

The following summarizes the aggregate activity

of these restricted shares and units for the

year ended

December 31, 2020:
Weighted-Average

Millions of Dollars
Stock Units
Grant Date Fair Value

Total Fair Value
Outstanding at December 31, 2019
991,908
$
47.24
Granted
77,824
51.46
Cancelled
(1,336)
23.09
Issued
(98,297)
45.57
$
6
Outstanding at December 31, 2020
970,099
$
47.78

At December 31, 2020, all outstanding restricted

stock and restricted stock units were fully vested

and there
was
no

remaining compensation cost to be recorded.

The weighted-average grant date fair value of awards
granted during 2019 and 2018 was $
63.58

and $
62.01
, respectively.

The total fair value of awards issued
during 2019 and 2018 was $
11

million and $
17

million, respectively.

Note 18—Income Taxes
Components of income tax expense (benefit)

were:
Millions of Dollars
2020 2019 2018
Income Taxes
Federal
Current $
3
18
4
Deferred
(625)
(113)
545
Foreign
Current
350
2,545
3,273
Deferred
(70)
(323)
(166)
State and local
Current
(4)
148
108
Deferred
(139)
(8)
(96)
$
(485)
2,267
3,668

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of
assets and liabilities for financial reporting purposes

and the amounts used for tax purposes.

Major components
of deferred tax liabilities and assets at December

31 were:
Millions of Dollars
2020 2019
Deferred Tax Liabilities
PP&E and intangibles $
7,744
8,660
Inventory
64
35
Other
242
234
Total deferred tax liabilities
8,050
8,929
Deferred Tax Assets
Benefit plan accruals
540
542
Asset retirement obligations and accrued environmental

costs
2,262
2,339
Investments in joint ventures
1,653
1,722
Other financial accruals and deferrals
907
777
Loss and credit carryforwards
8,904
8,968
Other
365
345
Total deferred tax assets
14,631
14,693
Less: valuation allowance
(9,965)
(10,214)
Total deferred tax assets net of valuation allowance
4,666
4,479
Net deferred tax liabilities $
3,384
4,450

At December 31, 2020, noncurrent assets and liabilities

included deferred taxes of $
363

million and
$
3,747

million, respectively.

At December 31, 2019, noncurrent assets and liabilities

included deferred taxes
of $
184

million and $
4,634

million, respectively.

At December 31, 2020,

the loss and credit carryforward deferred tax

assets were primarily related to U.S.
foreign tax credit carryforwards of $
7

billion and various jurisdictions net

operating loss and credit
carryforwards of $
1.9

billion.

If not utilized, U.S. foreign tax credits and net operating

losses will begin to
expire in 2021.

The following table shows a reconciliation

of the beginning and ending deferred tax asset

valuation allowance
for for 2020, 2019 and 2018:
Millions of Dollars
2020 2019 2018
Balance at January 1 $
10,214
3,040
1,254
Charged to expense (benefit)
460
(225)
(26)
Other*
(709)
7,399
1,812
Balance at December 31 $
9,965
10,214
3,040
*Represents changes due to originating deferred tax asset that have no impact to our effective tax rate, acquisitions/dispositions/revisions and the
effect of translating foreign financial statements.

Certain items in the prior year have been reclassed to conform with the current year presentation, with no impacts to beginning and ending balances.

Valuation

allowances have been established to reduce

deferred tax assets to an amount that will,

more likely
than not, be realized.

At December 31, 2020, we have maintained a valuation

allowance with respect to
substantially all U.S. foreign tax credit carryforwards

as well as certain net operating loss carryforwards

for
various jurisdictions.

During 2020, the valuation allowance movement

charged to earnings primarily relates

to
capital losses in Australia and to the fair value

measurement of our Cenovus Energy common shares that

are
not expected to be realized. Other movements are

primarily related to valuation allowances

on expiring tax
attributes.

Based on our historical taxable income, expectations

for the future, and available tax-planning
strategies,

management expects deferred tax assets, net of

valuation allowances, will primarily be realized

as
offsets to reversing deferred tax liabilities.

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

At December 31, 2020, unremitted income

considered to be permanently reinvested in certain

foreign
subsidiaries and foreign corporate joint ventures

totaled approximately $
3,982

million.

Deferred income taxes
have not been provided on this amount, as

we do not plan to initiate any action that would

require the payment
of income taxes.

The estimated amount of additional tax, primarily

local withholding tax, that would be
payable on this income if distributed is approximately

$
199

million.

The following table shows a reconciliation

of the beginning and ending unrecognized

tax benefits for 2020,

2019 and 2018:
Millions of Dollars
2020 2019 2018
Balance at January 1 $
1,177
1,081
882
Additions based on tax positions related to the current

year
6
9
268
Additions for tax positions of prior years
67
120
43
Reductions for tax positions of prior years
(34)
(22)
(73)
Settlements
(9)
(9)
(35)
Lapse of statute
(1)
(2)
(4)
Balance at December 31 $
1,206
1,177
1,081

Included in the balance of unrecognized tax benefits

for 2020, 2019 and 2018 were $
1,128

million,
$
1,100

million and $
1,081

million, respectively, which, if recognized, would impact our effective tax rate.

The

balance of the unrecognized tax benefits increased

in 2019 mainly due to the treatment of our

PDVSA
settlement. The balance of the unrecognized tax

benefits increased in 2018 mainly due to the treatment

of
distributions from certain foreign subsidiaries.

See Note 12—Contingencies and Commitments,

for more
information on the PDVSA settlement.

At December 31, 2020, 2019 and 2018, accrued liabilities

for interest and penalties totaled $
46

million,
$
42

million and $
45

million, respectively, net of accrued income taxes.

Interest and penalties resulted in a
reduction to earnings of $
4

million in 2020, a benefit to earnings of $
3

million in 2019, and a benefit to
earnings of $
4

million in 2018, respectively.

We file tax returns in the U.S. federal jurisdiction and in many foreign and state jurisdictions.

Audits in major
jurisdictions are generally complete as follows:

U.K. (2015), Canada (2014), U.S. (2014) and

Norway (2019).

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

of
change is not estimable.

The amounts of U.S. and foreign income (loss)

before income taxes, with a reconciliation of tax

at the federal
statutory rate to the provision for income taxes,

were:
Millions of Dollars Percent of Pre-Tax Income (Loss)
2020 2019 2018 2020 2019 2018
Income (loss) before income taxes
United States $
(3,587)
4,704
2,867
114.2
%
49.4
28.7
Foreign
447
4,820
7,106
(14.2)
50.6
71.3
$
(3,140)
9,524
9,973
100.0
%
100.0
100.0
Federal statutory income tax $
(659)
2,000
2,095
21.0
%
21.0
21.0
Non-U.S. effective tax rates
194
1,399
1,766
(6.2)
14.7
17.7
Tax Legislation
-
-
(10)
-
-
(0.1)
Australia disposition
(349)
-
-
11.1
-
-
U.K. disposition
-
(732)
(150)
-
(7.7)
(1.5)
Recovery of outside basis
(22)
(77)
(21)
0.7
(0.8)
(0.2)
Adjustment to tax reserves
18
9
(4)
(0.6)
0.1
-
Adjustment to valuation allowance
460
(225)
(26)
(14.6)
(2.4)
(0.3)
State income tax
(112)
123
135
3.6
1.3
1.4
Malaysia Deepwater Incentive
-
(164)
-
-
(1.7)
-
Enhanced oil recovery credit
(6)
(27)
(99)
0.2
(0.3)
(1.0)
Other
(9)
(39)
(18)
0.3
(0.4)
(0.2)
$
(485)
2,267
3,668
15.5
%
23.8
36.8

Our effective tax rate for 2020 was impacted by the disposition of our Australia-West assets as well as the
valuation allowance related to the fair value measurement

of our Cenovus Energy common shares.

The
Australia-West disposition generated a before-tax gain of $
587

million with an associated tax benefit of

$
10
million and resulted in the de-recognition of deferred

tax assets resulting in $
92

million of tax expense.

The
disposition also generated an Australia capital

loss tax benefit of $
313

million which has been fully offset by a
valuation allowance.

Due to changes in the fair market value of Cenovus

Energy common shares, the
valuation allowance was increased by $
178

million to offset the expected capital loss.

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

See Note 4—Asset Acquisitions and Dispositions,

for additional
information on the disposition.

During the third quarter of 2019, we received final

partner approval in Malaysia Block G to claim

certain
deepwater tax credits. As a result, we recorded

an income tax benefit of $
164

million.

The decrease in the effective tax rate for 2018 was primarily due to the impact of the Clair Field disposition

in
the U.K. and our overall income position, partially

offset by our change in mix of income among taxing
jurisdictions.

Our effective tax rate for 2018 was favorably impacted

by the sale of a U.K. subsidiary to BP.

The subsidiary held
16.5

percent of our
24

percent interest in the BP-operated Clair Field

in the U.K.

The
disposition generated a before-tax gain of $
715

million with no associated tax cost.

See Note 4—Asset
Acquisitions and Dispositions, for additional

information on the disposition.

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

December 31, 2017 $
(400)
(58)
(5,060)
(5,518)
Other comprehensive income (loss)
39
-
(642)
(603)
Cumulative effect of adopting ASU No. 2016-01* -
58
-
58
December 31, 2018
(361)
-
(5,702)
(6,063)
Other comprehensive income
51
-
695
746
Cumulative effect of adopting ASU No. 2018-02**
(40)
- -
(40)
December 31, 2019
(350)
-
(5,007)
(5,357)
Other comprehensive income (loss)
(75)
2
212
139
December 31, 2020 $
(425)
2
(4,795)
(5,218)

*We adopted ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Liabilities," beginning

January 1, 2018.

**We adopted ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," beginning January
1, 2019.
During 2019, we recognized $
483

million of foreign currency translation adjustments

related to the completion
of our sale of two ConocoPhillips U.K. subsidiaries.

For additional information related to this

disposition, see
Note 4—Asset Acquisitions and Dispositions.

The following table summarizes reclassifications

out of accumulated other comprehensive loss during

the years
ended December 31:
Millions of Dollars
2020 2019
Defined Benefit Plans $
72
88
Above amounts are included in the computation of net periodic benefit cost

and

are presented net of tax expense of: $
13
23
See Note 17—Employee Benefit Plans, for additional information.

Note 20—Cash Flow Information
Millions of Dollars
2020 2019 2018
Noncash Investing Activities

Increase (decrease) in PP&E related to an increase

(decrease) in asset
retirement obligations $
(116)
205
395
Increase (decrease) in assets and liabilities

acquired in a nonmonetary
exchange*
Accounts receivable
-
-
(44)
Inventories
-
-
42
Investments and long-term receivables
-
-
15
PP&E
-
-
1,907
Other long-term assets
-
-
(9)
Accounts payable
-
-
7
Accrued income and other taxes
-
-
40
Cash Payments
Interest $
785
810
772
Income taxes
905
2,905
2,976
Net Sales (Purchases) of Investments
Short-term investments purchased $
(12,435)
(4,902)
(1,953)
Short-term investments sold
12,015
2,138
3,573
Investments and long-term receivables purchased
(325)
(146)
-
Investments and long-term receivables sold
87
-
-
$
(658)
(2,910)
1,620
*See Note 4—Asset Acquisitions and Dispositions.

The following items are included in the “Cash

Flows from Operating Activities” section

of our consolidated
cash flows.

We collected $
330

million and $
430

million in 2019 and 2018, respectively, from PDVSA under a settlement agreement related to an award issued by the ICC Tribunal in 2018.

For more information on these settlements,
see Note 12—Contingencies and Commitments.

We collected $
262

million from Ecuador in 2018, as
installment payments related to an agreement

reached with Ecuador in 2017.

In 2019, we made a $
324

million contribution to our U.K. pension plan.

We made discretionary payments to
our domestic qualified pension plan of $
120

million in 2018.

Note 21—Other Financial Information

Millions of Dollars
2020 2019 2018
Interest and Debt Expense
Incurred
Debt $
788
799
838
Other
73
36
67
861
835
905
Capitalized
(55)
(57)
(170)
Expensed $
806
778
735
Other Income (Loss)
Interest income $
100
166
97
Unrealized gains (losses) on Cenovus Energy common shares*
(855)
649
(437)
Other, net
246
543
513
$
(509)
1,358
173
*See Note 6—Investment in Cenovus Energy, for additional information.
Research and Development Expenditures —expensed $
75
82
78
Shipping and Handling Costs $
857
1,008
1,075
Foreign Currency Transaction (Gains) Losses —after-tax
Alaska $
-
-
-
Lower 48
-
-
-
Canada
(7)
5
(11)
Europe, Middle East and North Africa
(15)
-
(26)
Asia Pacific
(11)
31
3
Other International
2
1
-
Corporate and Other
(31)
21
21
$
(62)
58
(13)

Millions of Dollars
2020 2019
Properties, Plants and Equipment
Proved properties $
94,312
88,284
*
Unproved properties
4,141
3,980
*
Other
3,653
5,482
Gross properties, plants and equipment
102,106
97,746
Less: Accumulated depreciation, depletion and amortization
(62,213)
(55,477)
*
Net properties, plants and equipment $
39,893
42,269
*Excludes assets classified as held for sale at December 31,

2019.

See Note 4
—
Asset Acquisitions and Dispositions, for additional information.

Note 22—Related Party Transactions
Our related parties primarily include equity method

investments and certain trusts for the benefit

of employees.

For disclosures on trusts for the benefit of employees,

see Note 17
—
Employee Benefit Plans.
Significant transactions with our equity affiliates

were:

Millions of Dollars
2020 2019 2018
Operating revenues and other income $
79
89
98
Purchases
-
38
98
Operating expenses and selling, general and administrative

expenses
63
65
60
Net interest income*
(5)
(13)
(14)
*We paid interest to, or received interest from,

various affiliates.

See Note 5—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

Note 23—Sales and Other Operating Revenues

Revenue from Contracts with Customers

The following table provides further disaggregation

of our consolidated sales and other operating

revenues:

Millions of Dollars
2020 2019 2018
Revenue from contracts with customers $
13,662
26,106
28,098
Revenue from contracts outside the scope of ASC

Topic 606
Physical contracts meeting the definition of a derivative
5,177
6,558
8,218
Financial derivative contracts
(55)
(97)
101
Consolidated sales and other operating revenues $
18,784
32,567
36,417

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

The following
disaggregation of revenues is provided in conjunction

with Note 24—Segment Disclosures and Related
Information:

Millions of Dollars
2020 2019 2018
Revenue from Outside the Scope of ASC Topic 606
by Segment
Lower 48 $
3,966
4,989
6,358
Canada
727
691
629
Europe, Middle East and North Africa
484
878
1,231
Physical contracts meeting the definition of a derivative $
5,177
6,558
8,218

Millions of Dollars
2020 2019 2018
Revenue from Outside the Scope of ASC Topic 606
by Product
Crude oil $
395
804
1,112
Natural gas
4,339
5,313
6,734
Other
443
441
372
Physical contracts meeting the definition of a derivative $
5,177
6,558
8,218

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

Receivables and Contract Liabilities

Receivables from Contracts with Customers
At December 31, 2020, the “Accounts and

notes receivable” line on our consolidated

balance sheet included
trade receivables of $
1,827

million compared with $
2,372

million at December 31, 2019, and included both
contracts with customers within the scope of ASC

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

Millions of Dollars
Contract Liabilities
At December 31, 2019 $
80
Contractual payments received
17
At December 31, 2020 $
97
Amounts Recognized in the Consolidated

Balance Sheet at December 31, 2020
Current liabilities $
56
Noncurrent liabilities
41
$
97

We expect to recognize the contract liabilities as of December 31, 2020, as revenue during 2021 and 2022.

There was no revenue recognized during the

year ended December 31, 2020.

Note 24—Segment Disclosures and Related Information

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide
basis.

We manage our operations through
six

operating segments, which are primarily defined

by geographic
region: Alaska; Lower 48; Canada; Europe,

Middle East and North Africa; Asia Pacific;

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

Intersegment sales are at
prices that approximate market.

Effective with the third quarter of 2020, we restructured our segments to align with changes to our internal
organization.

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

Analysis of Results by Operating Segment
Millions of Dollars
2020 2019 2018
Sales and Other Operating Revenues
Alaska $
3,408
5,483
5,740
Intersegment eliminations
(11)
-
-
Alaska
3,397
5,483
5,740
Lower 48
9,872
15,514
17,029
Intersegment eliminations
(51)
(46)
(40)
Lower 48
9,821
15,468
16,989
Canada
1,666
2,910
3,184
Intersegment eliminations
(405)
(1,141)
(1,160)
Canada
1,261
1,769
2,024
Europe, Middle East and North Africa
1,919
5,101
6,635
Intersegment eliminations
(2)
-
-
Europe, Middle East and North Africa
1,917
5,101
6,635
Asia Pacific
2,363
4,525
4,861
Other International
7
-
-
Corporate and Other
18
221
168
Consolidated sales and other operating revenues $
18,784
32,567
36,417
The market for our products is large and diverse, therefore,

our sales and other operating revenues are not
dependent upon any single customer.

Millions of Dollars
2020 2019 2018
Depreciation, Depletion, Amortization and Impairments
Alaska $
996
805
760
Lower 48
3,358
3,224
2,370
Canada
342
232
324
Europe, Middle East and North Africa
775
887
1,041
Asia Pacific
809
1,285
1,382
Other International
-
-
-
Corporate and Other
54
62
106
Consolidated depreciation, depletion, amortization

and impairments
$
6,334
6,495
5,983

Equity in Earnings of Affiliates
Alaska $
(7)
7
6
Lower 48
(11)
(159)
1
Canada
-
-
-
Europe, Middle East and North Africa
311
470
744
Asia Pacific
137
461
323
Other International
2
-
-
Corporate and Other
-
-
-
Consolidated equity in earnings of affiliates $
432
779
1,074

Income Tax Provision (Benefit)
Alaska $
(256)
472
376
Lower 48
(378)
137
474
Canada
(185)
(43)
(96)
Europe, Middle East and North Africa
136
1,425
2,259
Asia Pacific
294
501
728
Other International
(20)
8
30
Corporate and Other
(76)
(233)
(103)
Consolidated income tax provision (benefit) $
(485)
2,267
3,668

Net Income (Loss) Attributable to ConocoPhillips
Alaska $
(719)
1,520
1,814
Lower 48
(1,122)
436
1,747
Canada
(326)
279
63
Europe, Middle East and North Africa
448
3,170
2,594
Asia Pacific
962
1,483
1,342
Other International
(64)
263
364
Corporate and Other
(1,880)
38
(1,667)
Consolidated net income (loss) attributable

to ConocoPhillips
$
(2,701)
7,189
6,257

Millions of Dollars
2020 2019 2018
Investments in and Advances to Affiliates
Alaska $
62
83
86
Lower 48
25
35
378
Canada
-
-
-
Europe, Middle East and North Africa
918
1,070
1,311
Asia Pacific
6,705
7,265
7,565
Other International
-
-
-
Corporate and Other
-
-
-
Consolidated investments in and advances to affiliates $
7,710
8,453
9,340

Total Assets
Alaska $
14,623
15,453
14,648
Lower 48
11,932
14,425
14,888
Canada
6,863
6,350
5,748
Europe, Middle East and North Africa
8,756
9,269
11,276
Asia Pacific
11,231
13,568
14,758
Other International
226
285
89
Corporate and Other
8,987
11,164
8,573
Consolidated total assets $
62,618
70,514
69,980

Capital Expenditures and Investments
Alaska $
1,038
1,513
1,298
Lower 48
1,881
3,394
3,184
Canada
651
368
477
Europe, Middle East and North Africa
600
708
877
Asia Pacific
384
584
718
Other International
121
8
6
Corporate and Other
40
61
190
Consolidated capital expenditures and investments $
4,715
6,636
6,750

Interest Income and Expense
Interest income
Alaska $
-
-
-
Lower 48

-
-
-
Canada
-
-
-
Europe, Middle East and North Africa
5
11
12
Asia Pacific
7
6
5
Other International
-
-
-
Corporate and Other
88
149
80
Interest and debt expense
Corporate and Other $
806
778
735

Sales and Other Operating Revenues by

Product
Crude oil

$
9,736
18,482
19,571
Natural gas
6,427
8,715
10,720
Natural gas liquids
528
814
1,114
Other*
2,093
4,556
5,012
Consolidated sales and other operating revenues

by product
$
18,784
32,567
36,417
*Includes LNG and bitumen.

Geographic Information
Millions of Dollars
Sales and Other Operating Revenues
(1)
Long-Lived Assets
(2)
2020 2019 2018 2020 2019 2018
United States $
13,230
21,159
22,740
24,034
26,566
26,838
Australia and Timor-Leste
605
1,647
1,798
6,676
7,228
9,301
Canada
1,261
1,769
2,024
6,385
5,769
5,333
China
460
772
836
1,491
1,447
1,380
Indonesia
689
875
886
464
605
669
Libya
155
1,103
1,142
670
668
679
Malaysia
610
1,230
1,346
1,501
1,871
2,327
Norway
1,426
2,349
2,886
5,294
5,258
5,582
United Kingdom
336
1,649
2,606
1
2
1,583
Other foreign countries
12
14
153
1,087
1,308
1,346
Worldwide consolidated $
18,784
32,567
36,417
47,603
50,722
55,038
(1) Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2) Defined as net PP&E plus equity investments and advances to affiliated companies.

Note 25—Acquisition of Concho Resources Inc.

On
October 18, 2020
, we entered into a definitive agreement

to acquire Concho in an all-stock transaction.

The transaction closed on January 15, 2021

and as defined under the terms of the transaction

agreement, each
share of Concho common stock was exchanged

at a fixed ratio of
1.46

for shares of ConocoPhillips common
stock, for total consideration of $
13.1

billion.

This resulted in issuance of
286

million shares, representing
approximately
21

percent of the outstanding shares of ConocoPhillips

common stock upon completion of the
transaction.

We also assumed Concho’s outstanding debt of $
3.9

billion in aggregate principal amount, recorded

at fair
value of $
4.7

billion on the transaction closing date.

On December 7, 2020, we launched a debt

exchange offer
which settled on February 8, 2021, for
98

percent of Concho’s historical notes.

The historical notes issued by
Concho were exchanged for new notes issued by

ConocoPhillips, which are fully and unconditionally
guaranteed by ConocoPhillips Company.

For further discussion about the debt exchange,

see Note 10 – Debt.

As of the acquisition date, January 15, 2021, the

fair value of consideration transferred is

summarized below:

Total Consideration

Number of shares of Concho common stock

issued and outstanding (in thousands)*
194,243

Number of shares of Concho stock awards outstanding

(in thousands)*
1,599
Number of shares exchanged
195,842

Exchange ratio
1.46

Additional shares of ConocoPhillips common stock

issued as consideration (in thousands)
285,929

Average price per share of ConocoPhillips common stock**
$
45.9025

Total Consideration (Millions)
$
13,125

*Outstanding as of January 15, 2021.
**Based on the ConocoPhillips average stock price on January

15, 2021.

The transaction will be accounted for as a

business combination under the acquisition method

of accounting.

The total purchase price will be allocated to identifiable

assets acquired and the liabilities assumed

based on

their fair values as of the closing date.

We are currently in the process of finalizing the initial accounting for this transaction and provisional fair value measurements

will be made in the first quarter of 2021.

We may
adjust the measurements in subsequent periods,

up to one year from the acquisition date as we identify
additional information to complete the necessary

analysis.

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

U.S., Canada, Europe, Asia
Pacific/Middle East (inclusive of equity affiliates),

and Africa.

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

At December 31, 2020, approximately

6 percent of our total
proved reserves were under PSCs, located in our

Asia Pacific/Middle East geographic reporting

area, and 8
percent of our total proved reserves were under

a variable-royalty regime, located in our Canada

geographic
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

During 2020, our processes and controls used

to assess over 90 percent of proved reserves

as of December 31,
2020, were reviewed by D&M.

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

D&M’s opinion was the general processes and controls
employed by ConocoPhillips in estimating

its December 31, 2020,

proved reserves for the properties reviewed
are in accordance with the SEC reserves definitions.

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
Extensions and discoveries 25 226 251 2 - 11 - 264
Production (74) (95) (169) - (36) (31) (14) (250)
Sales - (2) (2) - (30) - - (32)
End of 2019 1,231 797 2,028 5 198 134 197 2,562
Revisions (297) (126) (423) (2) 4 (4) (3) (428)
Improved recovery - - - - - 3 - 3
Purchases - 5 5 3 - - - 8
Extensions and discoveries 10 108 118 3 - - - 121
Production (65) (77) (142) (2) (28) (25) (3) (200)
Sales - (14) (14) (1) - - - (15)
End of 2020 879 693 1,572 6 174 108 191 2,051
Equity affiliates
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
End of 2020 - - - - - 68 - 68
Total

company
End of 2017 937 707 1,644 1 296 268 196 2,405
End of 2018 1,233 703 1,936 4 246 237 188 2,611
End of 2019 1,231 797 2,028 5 198 207 197 2,635
End of 2020 879 693 1,572 6 174 176 191 2,119

Years Ended
Crude Oil

December 31 Millions of Barrels
Lower Total

Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
Developed
Consolidated operations
End of 2017 828 315 1,143 1 190 121 196 1,651
End of 2018 1,058 346 1,404 2 192 113 185 1,896
End of 2019 1,048 334 1,382 3 149 94 181 1,809
End of 2020 765 263 1,028 6 129 77 175 1,415
Equity affiliates
End of 2017 - - - - - 83 - 83
End of 2018 - - - - - 78 - 78
End of 2019 - - - - - 73 - 73
End of 2020 - - - - - 68 - 68
Undeveloped
Consolidated operations
End of 2017 109 392 501 - 106 64 - 671
End of 2018 175 357 532 2 54 46 3 637
End of 2019 183 463 646 2 49 40 16 753
End of 2020 114 430 544 - 45 31 16 636
Equity affiliates
End of 2017 - - - - - - - -
End of 2018 - - - - - - - -
End of 2019 - - - - - - - -
End of 2020 - - - - - - - -

Notable changes in proved crude oil reserves

in the three years ended December 31, 2020,

included:

●

Revisions
: In 2020, Alaska downward revisions were primarily

driven by lower prices of 243 million barrels and
development plan changes of 54 million barrels.

Downward revisions in Lower 48 were due to

lower prices of 89
million barrels and development timing for

specific well locations from unconventional plays

of 82 million barrels,
partially offset by upward technical revisions and additional infill drilling in the unconventional plays of

45 million
barrels.

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

●

Purchases:

In 2018, Alaska purchases were due to the

Greater Kuparuk Area and Western North Slope acquisitions.

●

Extensions and discoveries
: In 2020, extensions and discoveries in

Lower 48 were due to planned development to

add
specific well locations from the unconventional plays

which more than offset the decreases resulting from development plan timing in the revisions category.

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
- 62 62 1 - - 63
Production (5) (28) (33) - (3) (1) (37)
Sales - - - - (4) - (4)
End of 2019 100 245 345 2 13 1 361
Revisions - (26) (26) - 1 (1) (26)
Improved recovery - - - - - - -
Purchases - 2 2 2 - - 4
Extensions and discoveries
- 41 41 1 - - 42
Production (6) (27) (33) (1) (2) - (36)
Sales - (5) (5) - - - (5)
End of 2020 94 230 324 4 12 - 340
Equity affiliates
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
End of 2020 - - - - - 36 36
Total

company
End of 2017
106 224 330 1 18 50 399
End of 2018
106 222 328 1 17 45 391
End of 2019
100 245 345 2 13 40 400
End of 2020
94 230 324 4 12 36 376

Years Ended Natural Gas Liquids
December 31 Millions of Barrels
Lower Total

Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Total
Developed
Consolidated operations
End of 2017 106 101 207 1 16 2 226
End of 2018 106 97 203 - 15 3 221
End of 2019 100 99 199 1 10 1 211
End of 2020 94 83 177 4 9 - 190
Equity affiliates
End of 2017 - - - - - 45 45
End of 2018 - - - - - 42 42
End of 2019 - - - - - 39 39
End of 2020 - - - - - 36 36
Undeveloped
Consolidated operations
End of 2017 - 123 123 - 2 3 128
End of 2018 - 125 125 1 2 - 128
End of 2019 - 146 146 1 3 - 150
End of 2020 - 147 147 - 3 - 150
Equity affiliates
End of 2017 - - - - - - -
End of 2018 - - - - - - -
End of 2019 - - - - - - -
End of 2020 - - - - - - -

Notable changes in proved NGL reserves in the three

years ended December 31, 2020,

included:

●

Revisions
: In 2020, downward revisions in Lower 48

were due to lower prices of 33 million barrels

and development
timing for specific well locations from unconventional

plays of 20 million barrels, partially

offset by upward technical
revisions and additional infill drilling in

the unconventional plays of 27 million barrels.

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

category.

●

Extensions and discoveries
: In 2020, extensions and discoveries in

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
Extensions and discoveries 7 483 490 23 - 1 - 514
Production (85) (252) (337) (4) (178) (250) (11) (780)
Sales - (7) (7) - (298) - - (305)
End of 2019 2,688 2,431 5,119 43 896 977 224 7,259
Revisions (607) (439) (1,046) (15) 39 103 2 (917)
Improved recovery - - - - - - - -
Purchases - 74 74 29 - - - 103
Extensions and discoveries - 304 304 33 2 - - 339
Production (85) (231) (316) (16) (112) (171) (2) (617)
Sales - (39) (39) - - (58) - (97)
End of 2020 1,996 2,100 4,096 74 825 851 224 6,070
Equity affiliates
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
Revisions - - - - - (7) - (7)
Improved recovery - - - - - - - -
Purchases - - - - - - - -
Extensions and discoveries - - - - - 252 - 252
Production - - - - - (388) - (388)
Sales - - - - - - - -
End of 2019 - - - - - 4,421 - 4,421
Revisions - - - - - (382) - (382)
Improved recovery - - - - - - - -
Purchases - - - - - 2 - 2
Extensions and discoveries - - - - - 78 - 78
Production - - - - - (395) - (395)
Sales - - - - - - - -
End of 2020 - - - - - 3,724 - 3,724
Total

company
End of 2017 2,320 2,533 4,853 11 1,217 5,601 224 11,906
End of 2018 2,736 2,318 5,054 26 1,212 5,643 214 12,149
End of 2019 2,688 2,431 5,119 43 896 5,398 224 11,680
End of 2020 1,996 2,100 4,096 74 825 4,575 224 9,794

Years Ended Natural Gas
December 31 Billions of Cubic Feet
Lower Total

Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
Developed
Consolidated operations
End of 2017 2,310 1,597 3,907 11 997 945 224 6,084
End of 2018 2,720 1,427 4,147 17 1,052 758 214 6,188
End of 2019 2,601 1,398 3,999 30 697 843 224 5,793
End of 2020 1,961 1,051 3,012 74 598 806 224 4,714
Equity affiliates
End of 2017 - - - - - 4,044 - 4,044
End of 2018 - - - - - 4,059 - 4,059
End of 2019 - - - - - 3,898 - 3,898
End of 2020 - - - - - 3,293 - 3,293
Undeveloped
Consolidated operations
End of 2017 10 936 946 - 220 353 - 1,519
End of 2018 16 891 907 9 160 321 - 1,397
End of 2019 87 1,033 1,120 13 199 134 - 1,466
End of 2020 35 1,049 1,084 - 227 45 - 1,356
Equity affiliates
End of 2017 - - - - - 259 - 259
End of 2018 - - - - - 505 - 505
End of 2019 - - - - - 523 - 523
End of 2020 - - - - - 431 - 431

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

Reserve volumes include natural gas to be consumed

in operations of 2,286 Bcf, 3,141 Bcf, and

3,131 Bcf as of December 31,
2020, 2019 and 2018, respectively.

These volumes are not included in the calculation

of our Standardized Measure of
Discounted Future Net Cash Flows Relating to

Proved Oil and Gas Reserve Quantities.

Natural gas reserves are computed at 14.65 pounds

per square inch absolute and 60 degrees

Fahrenheit.

Notable changes in proved natural gas reserves

in the three years ended December 31, 2020, included:

●

Revisions : In 2020,

downward revisions in Alaska were primarily

due to lower prices. In Lower 48, downward
revisions of 372 Bcf were due to lower prices

and 154 Bcf were due to development timing

for specific well locations
from unconventional plays, partially offset by technical

revisions of 87 Bcf. Downward revisions in

our equity affiliates
in Asia Pacific/Middle East were due to lower prices

of 426 Bcf, partially offset by performance revisions

of 44 Bcf.
Upward revisions in our consolidated operations

in Asia Pacific/Middle East were due to

technical revisions of 88 Bcf
and price revisions of 15 Bcf.

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

●

Purchases
: In 2020, Canada purchases were due to the

acquisition of additional Montney acreage.

In 2018, Alaska purchases were due to the Greater

Kuparuk Area and Western North Slope acquisitions.

●

Extensions and discoveries : In 2020,

extensions and discoveries in Lower 48

were due to planned development to add
specific well locations from the unconventional plays

which more than offset the decreases resulting from

development
plan timing in the revisions category. Extensions and discoveries in Canada were primarily driven by ongoing drilling
successes in Montney.

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

●

Sales
: In 2020, Asia Pacific/Middle East sales represent

the disposition of the Australia-West assets.

In 2019, Europe sales represent

the disposition of the U.K. assets.

In 2018, Lower 48 sales were primarily

due to the disposition of our interest in Barnett.

Years Ended Bitumen
December 31 Millions of Barrels
Canada
Developed and Undeveloped
Consolidated operations
End of 2017 250
Revisions 10
Improved recovery -
Purchases -
Extensions and discoveries -
Production (24)
Sales -
End of 2018 236
Revisions 37
Improved recovery -
Purchases -
Extensions and discoveries 31
Production (22)
Sales -
End of 2019 282
Revisions (15)
Improved recovery -
Purchases -
Extensions and discoveries 85
Production (20)
Sales -
End of 2020 332
Equity affiliates
End of 2017 -
Revisions -
Improved recovery -
Purchases -
Extensions and discoveries -
Production -
Sales -
End of 2018 -
Revisions -
Improved recovery -
Purchases -
Extensions and discoveries -
Production -
Sales -
End of 2019 -
Revisions -
Improved recovery -
Purchases -
Extensions and discoveries -
Production -
Sales -
End of 2020 -
Total

company
End of 2017 250
End of 2018 236
End of 2019 282
End of 2020 332

Years Ended Bitumen
December 31 Millions of Barrels
Canada
Developed
Consolidated operations
End of 2017 154
End of 2018 155
End of 2019 187
End of 2020 117
Equity affiliates
End of 2017 -
End of 2018 -
End of 2019 -
End of 2020 -
Undeveloped
Consolidated operations
End of 2017 96
End of 2018 81
End of 2019 95
End of 2020 215
Equity affiliates
End of 2017 -
End of 2018 -
End of 2019 -
End of 2020 -

Notable changes in proved bitumen reserves

in the three years ended December 31, 2020,

included:

●

Revisions : In 2020,

downward revisions in Canada were due

to changes in development timing for
specific pad locations from the Surmont development

program of 12 million barrels with the
remaining revisions primarily related to lower

prices.

In 2019, upward revisions in Canada were due to

technical revisions in Surmont of 70 million

barrels,
partially offset by downward revisions due to changes in

development timing for specific pad
locations from the Surmont development program

of 31 million barrels.

In 2018, revisions were primarily due to higher prices

at Surmont.

●

Extensions and discoveries : In 2020,

extensions and discoveries in Canada

were primarily due to
planned development to add specific pad locations

from the Surmont development program,

which
more than offset the decrease in the revisions category.

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
Extensions and discoveries 26 368 394 38 - 11 - 443
Production (93) (165) (258) (23) (68) (74) (16) (439)
Sales - (3) (3) - (85) - - (88)
End of 2019 1,779 1,447 3,226 296 360 298 234 4,414
Revisions (398) (226) (624) (20) 12 13 (3) (622)
Improved recovery - - - - - 3 - 3
Purchases - 19 19 10 - - - 29
Extensions and discoveries 10 200 210 95 - - - 305
Production (85) (142) (227) (25) (49) (55) (3) (359)
Sales - (25) (25) (1) - (10) - (36)
End of 2020 1,306 1,273 2,579 355 323 249 228 3,734
Equity affiliates
End of 2017 - - - - - 845 - 845
Revisions - - - - - 46 - 46
Improved recovery - - - - - - - -
Purchases - - - - - - - -
Extensions and discoveries - - - - - 60 - 60
Production - - - - - (71) - (71)
Sales - - - - - - - -
End of 2018 - - - - - 880 - 880
Revisions - - - - - (1) - (1)
Improved recovery - - - - - - - -
Purchases - - - - - - - -
Extensions and discoveries - - - - - 42 - 42
Production - - - - - (73) - (73)
Sales - - - - - - - -
End of 2019 - - - - - 848 - 848
Revisions - - - - - (63) - (63)
Improved recovery - - - - - - - -
Purchases - - - - - - - -
Extensions and discoveries - - - - - 13 - 13
Production - - - - - (73) - (73)
Sales - - - - - - - -
End of 2020 - - - - - 725 - 725
Total

company
End of 2017 1,430 1,353 2,783 254 517 1,251 233 5,038
End of 2018 1,795 1,312 3,107 245 465 1,222 224 5,263
End of 2019 1,779 1,447 3,226 296 360 1,146 234 5,262
End of 2020 1,306 1,273 2,579 355 323 974 228 4,459

Years Ended
Total Proved

Reserves
December 31 Millions of Barrels of Oil Equivalent
Lower Total

Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
Developed
Consolidated operations
End of 2017 1,319 682 2,001 158 372 281 233 3,045
End of 2018 1,617 681 2,298 160 382 244 221 3,305
End of 2019 1,582 666 2,248 197 275 236 218 3,174
End of 2020 1,186 521 1,707 140 238 211 212 2,508
Equity affiliates
End of 2017 - - - - - 802 - 802
End of 2018 - - - - - 796 - 796
End of 2019 - - - - - 761 - 761
End of 2020 - - - - - 653 - 653
Undeveloped
Consolidated operations
End of 2017 111 671 782 96 145 125 - 1,148
End of 2018 178 631 809 85 83 98 3 1,078
End of 2019 197 781 978 99 85 62 16 1,240
End of 2020 120 752 872 215 85 38 16 1,226
Equity affiliates
End of 2017 - - - - - 43 - 43
End of 2018 - - - - - 84 - 84
End of 2019 - - - - - 87 - 87
End of 2020 - - - - - 72 - 72

Natural gas reserves are converted to barrels

of oil equivalent (BOE) based on a 6:1 ratio:

six MCF of natural gas converts to
one BOE.

Proved Undeveloped Reserves

The following table shows changes in total proved

undeveloped reserves for 2020:

Proved Undeveloped Reserves
Millions of Barrels of
Oil Equivalent
End of 2019 1,327
Revisions (205)
Improved recovery 3
Purchases 7
Extensions and discoveries 304
Sales -
Transfers to proved developed (138)
End of 2020 1,298

Downward revisions were driven by changes in

development timing of 137 MMBOE primarily

in North America and lower
prices of 103 MMBOE, partially offset by upward revisions

for infill drilling of 35 MMBOE primarily

in Lower 48 and Europe.

Extensions and discoveries were largely driven by an addition of 196 MMBOE in Lower 48 for the continued development

of
unconventional plays. The remaining extensions

and discoveries were driven by the continued

development planned in Canada,
Asia Pacific/Middle East and Alaska.

Transfers to proved developed reserves were driven by the ongoing development of our assets. Approximately half

of the
transfers were from the development of our

Lower 48 unconventional plays. The remainder

of transfers were from development
across the Alaska, Asia Pacific/Middle East

and Europe regions.

At December 31, 2020, our PUDs represented 29

percent of total proved reserves, compared

with 25 percent at December 31,
2019.

Costs incurred for the year ended December

31, 2020, relating to the development of

PUDs were $3.2 billion.

A portion
of our costs incurred each year relates to

development projects where the PUDs will be

converted to proved developed reserves
in future years.

At the end of 2020, more than 97 percent of total

PUDs were under development or scheduled for

development within five
years of initial disclosure, including our PUDs in

North America.

The remaining PUDs are in major development

areas which
are currently producing and within our Asia

Pacific/Middle

East geographic area.

Results of Operations

The company’s results of operations from oil and gas activities for the years 2020, 2019 and 2018 are shown in the

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
December 31, 2020 Lower Total

Asia Pacific/ Other
Alaska 48 U.S. Canada Europe Middle East Africa Areas Total
Consolidated operations
Sales $
2,944 3,421 6,365 230 1,560 1,717 129 - 10,001
Transfers
4 - 4 - - 191 - - 195
Transportation costs
(587) - (587) - - (19) - - (606)
Other revenues
(1) (20) (21) 40 (21) 576 11 10 595
Total revenues 2,360 3,401 5,761 270 1,539 2,465 140 10 10,185
Production costs excluding taxes
1,058 1,399 2,457 366 417 478 21 2 3,741
Taxes other than income taxes
296 263 559 16 30 42 3 1 651
Exploration expenses
1,099 73 1,172 40 52 71 13 108 1,456
Depreciation, depletion and

amortization
840 2,544 3,384 335 755 808 8 - 5,290
Impairments
- 804 804 3 5 - - - 812
Other related expenses 46 5
51
5 (58) (25) (29) 2
(54)
Accretion 72 46 118 8 73 33 - - 232
(1,051) (1,733) (2,784) (503) 265 1,058 124 (103) (1,943)
Income tax provision (benefit)
(271) (430) (701) (191) 116 277 88 (20) (431)
Results of operations $ (780) (1,303) (2,083) (312) 149 781 36 (83) (1,512)
Equity affiliates
Sales $
- - - - - 483 - - 483
Transfers
- - - - - 1,205 - - 1,205
Transportation costs
- - - - - - - - -
Other revenues
- - - - - 8 - - 8
Total revenues - - - - - 1,696 - - 1,696
Production costs excluding taxes
- - - - - 289 - - 289
Taxes other than income taxes
- - - - - 502 - - 502
Exploration expenses
- - - - - 20 - - 20
Depreciation, depletion and

amortization
- - - - - 569 - - 569
Impairments
- - - - - - - - -
Other related expenses
- - - - - (2) - - (2)
Accretion
- - - - - 15 - - 15
- - - - - 303 - - 303
Income tax provision (benefit)
- - - - - 39 - - 39
Results of operations $ - - - - - 264 - - 264

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

- - - -
amortization
- - - - - 640 - -
640
Impairments
- - - - - - - -
-
Other related expenses
- - - - - (4) - - (4)
Accretion
- - - - - 15 - - 15
- - - - - 994 - - 994
Income tax provision (benefit) - - - - - 103 - - 103
Results of operations $ - - - - - 891 - - 891

Statistics

Net Production
2020 2019 2018
Thousands of Barrels Daily
Crude Oil

Consolidated operations
Alaska

181 202 171
Lower 48 213 266 229
United States 394 468 400
Canada 6 1 1
Europe 78 100 113
Asia Pacific 69 85 89
Africa 8 38 36
Total consolidated

operations
555 692 639
Equity affiliates— Asia Pacific/Middle East 13 13 14
Total company 568 705 653
Greater Prudhoe Area

(Alaska)*
68 66 71
Natural Gas Liquids
Consolidated operations
Alaska

16 15 14
Lower 48 74 81 69
United States 90 96 83
Canada 2 - 1
Europe 4 7 8
Asia Pacific 1 4 3
Total consolidated

operations
97 107 95
Equity affiliates— Asia Pacific/Middle East 8 8 7
Total company 105 115 102
Greater Prudhoe Area

(Alaska)*
15 15 14
Bitumen
Consolidated operations— Canada 55 60 66
Total company 55 60 66
Natural Gas Millions of Cubic Feet Daily
Consolidated operations
Alaska 10 7 6
Lower 48 585 622 596
United States 595 629 602
Canada 40 9 12
Europe 270 447 475
Asia Pacific 429 637 626
Africa 5 31 28
Total consolidated

operations
1,339 1,753 1,743
Equity affiliates— Asia Pacific/Middle East 1,055 1,052 1,031
Total company 2,394 2,805 2,774
Greater Prudhoe Area

(Alaska)*
4 4 5
*At year-end 2020 and 2019, the Greater Prudhoe Area in Alaska contained more than 15 percent of our total proved reserves.

Average Sales

Prices
2020 2019 2018
Crude Oil Per Barrel

Consolidated operations
Alaska* $ 33.72 55.85 60.23
Lower 48 35.17 55.30 62.99
United States 34.48 55.54 61.75
Canada 23.57 40.87 48.73
Europe 42.80 65.12 70.98
Asia Pacific 42.84 65.02 70.93
Africa 48.64 64.47 69.83
Total international 42.39 64.85 70.67
Total consolidated

operations
36.69 58.51 65.01
Equity affiliates —Asia Pacific/Middle East 39.02 61.32 72.49
Total operations 36.75 58.57 65.17
Natural Gas Liquids Per Barrel

Consolidated operations
Lower 48 $ 12.13 16.83 27.30
United States 12.13 16.85 27.30
Canada 5.41 19.87 43.70
Europe 23.27 29.37 36.87
Asia Pacific 33.21 37.85 47.20
Total international 20.25 32.29 40.00
Total consolidated

operations
12.90 18.73 29.03
Equity affiliates —Asia Pacific/Middle East 32.69 36.70 45.69
Total operations 14.61 20.09 30.48
Bitumen Per Barrel
Consolidated operations— Canada $ 8.02
**
31.72 22.29
Natural Gas Per Thousand Cubic Feet
Consolidated operations
Alaska $ 2.91 3.19 2.48
Lower 48 1.65 2.12 2.82
United States 1.66 2.12 2.82
Canada 1.21 0.49 1.00
Europe 3.23 4.92 7.79
Asia Pacific* 5.27 5.73 5.95
Africa 3.71 4.87 4.84
Total international 4.31 5.35 6.64
Total consolidated

operations
3.13 4.19 5.33
Equity affiliates —Asia Pacific/Middle East 3.71 6.29 6.06
Total operations 3.38 4.99 5.60
*Average sales prices for Alaska crude oil and Asia Pacific natural gas above reflect a reduction for transportation costs in which we
have an ownership interest that are incurred subsequent to the terminal point of the production function.

Accordingly, the average sales prices
differ from those discussed in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

**Average sales prices include unutilized transportation costs.

2020 2019 2018
Average Production

Costs Per Barrel of Oil Equivalent*
Consolidated operations
Alaska
$ 14.60 15.52 14.20
Lower 48 9.93 9.59 10.58
United States 11.51 11.52 11.73
Canada 14.29 16.53 16.32
Europe 8.97 11.22 11.73
Asia Pacific 9.26 8.74 9.03
Africa 6.38 4.46 4.14
Total international 10.11 10.26 10.72
Total consolidated operations 10.99 10.99 11.26
Equity affiliates— Asia Pacific/Middle East 4.01 4.68 4.56
Average Production

Costs Per Barrel—Bitumen
Consolidated operations— Canada $ 12.45 13.74 13.59
Taxes

Other Than Income Taxes Per Barrel

of Oil Equivalent
Consolidated operations
Alaska $ 4.08 3.87 5.26
Lower 48 1.87 2.65 2.98
United States 2.62 3.05 3.71
Canada 0.62 0.78 0.82
Europe 0.65 0.48 0.45
Asia Pacific 0.81 0.76 1.33
Africa 0.91 0.19 0.20
Total international 0.72 0.60 0.82
Total consolidated operations 1.91 2.03 2.37
Equity affiliates— Asia Pacific/Middle East 6.96 11.46 11.41
Depreciation, Depletion and Amortization Per Barrel of Oil Equivalent
Consolidated operations
Alaska $ 11.59 8.80 9.07
Lower 48 18.05 17.03 15.73
United States 15.86 14.35 13.60
Canada 13.08 10.00 12.25
Europe 16.24 12.75 14.66
Asia Pacific 15.66 16.55 16.58
Africa 2.43 2.36 2.21
Total international 15.01 12.99 14.06
Total consolidated operations 15.54 13.78 13.82
Equity affiliates— Asia Pacific/Middle East 7.89 8.09 9.09
*Includes bitumen.

Development and Exploration Activities
The following two tables summarize our net interest

in productive and dry exploratory and development

wells
in the years ended December 31, 2020,

2019 and 2018.

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

East.

Net Wells Completed
Productive Dry
2020 2019 2018 2020 2019 2018
Exploratory
Consolidated operations
Alaska - 7 6 3 - -
Lower 48 3 35 45 - 6 1
United States 3 42 51 3 6 1
Canada 23 - 2 - - -
Europe - 1 * * 1 *
Asia Pacific/Middle East * 1 2 * 1 -
Africa - - - * - *
Other areas - - - * - -
Total consolidated operations 26 44 55 3 8 1
Equity affiliates
Asia Pacific/Middle East 8 8 6 - - 2
Total equity affiliates 8 8 6 - - 2
Development
Consolidated operations

Alaska 7 12 11 - - -
Lower 48 127 255 254 - - -
United States 134 267 265 - - -
Canada - 2 1 - - -
Europe 7 6 9 - - -
Asia Pacific/Middle East 16 21 12 - - -
Africa 2 2 1 - - -
Other areas - - - - - -
Total consolidated operations 159 298 288 - - -
Equity affiliates
Asia Pacific/Middle East 109 106 75 - - -
Total equity affiliates 109 106 75 - - -
*Our total proportionate interest was less than one.

The table below represents the status of our wells

drilling at December 31, 2020, and includes

wells in the
process of drilling or in active completion.

It also represents gross and net productive

wells, including
producing wells and wells capable of production

at December 31, 2020.
Wells at December 31, 2020
Productive
In Progress Oil Gas
Gross Net Gross Net Gross Net
Consolidated operations
Alaska 5 5 1,576 946 - -
Lower 48 459 240 9,382 4,149 4,182 1,678
United States 464 245 10,958 5,095 4,182 1,678
Canada 24 24 196 103 169 164
Europe 16 3 476 79 59 2
Asia Pacific/Middle East 15 7 337 160 38 18
Africa 7 1 850 139 10 2
Other areas 14 7 - - - -
Total consolidated

operations
540 287 12,817 5,576 4,458 1,864
Equity affiliates
Asia Pacific/Middle East 139 32 - - 4,898 1,154
Total equity affiliates 139 32 - - 4,898 1,154

Acreage at December 31, 2020
Thousands of Acres
Developed Undeveloped
Gross Net Gross Net
Consolidated operations
Alaska 659 472 1,345 1,336
Lower 48 3,228 1,974 10,215 8,165
United States 3,887 2,446 11,560 9,501
Canada 293 214 3,417 1,946
Europe 430 50 966 366
Asia Pacific/Middle East 921 421 9,015 5,704
Africa 358 58 12,545 2,049
Other areas - - 996 545
Total consolidated

operations
5,889 3,189 38,499 20,111
Equity affiliates
Asia Pacific/Middle East
1,026 245 3,820 860
Total equity affiliates
1,026 245 3,820 860

Costs Incurred
Year Ended Millions of Dollars
December 31 Lower Total

Asia Pacific/ Other
Alaska 48 U.S. Canada Europe Middle East Africa Areas Total
2020
Consolidated operations
Unproved property acquisition $ 4 10 14 378 - 3 - 9 404
Proved property acquisition - 62 62 129 - - - - 191
4 72 76 507 - 3 - 9 595
Exploration 287 116 403 218 110 32 4 38 805
Development 745 1,758 2,503 102 451 427 18 - 3,501
$ 1,036 1,946 2,982 827 561 462 22 47 4,901
Equity affiliates
Unproved property acquisition $ - - - - - - - - -
Proved property acquisition - - - - - - - - -
- - - - - - - - -
Exploration - - - - - 12 - - 12
Development - - - - - 282 - - 282
$ - - - - - 294 - - 294
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
At December 31 Millions of Dollars
Lower Total

Asia Pacific/ Other
Alaska 48 U.S. Canada Europe Middle East Africa Areas Total
2020
Consolidated operations
Proved property

$ 21,819 37,452 59,271 7,255 14,931 11,913 942 - 94,312
Unproved property

1,398 631 2,029 1,529 151 89 114 229 4,141
23,217 38,083 61,300 8,784 15,082 12,002 1,056 229 98,453
Accumulated depreciation,
depletion and amortization 11,098 27,948 39,046 2,431 10,015 8,567 387 9 60,455
$ 12,119 10,135 22,254 6,353 5,067 3,435 669 220 37,998
Equity affiliates
Proved property

$ - - - - - 10,310 - - 10,310
Unproved property

- - - - - 2,187 - - 2,187
- - - - - 12,497 - - 12,497
Accumulated depreciation,
depletion and amortization - - - - - 6,959 - - 6,959
$ - - - - - 5,538 - - 5,538
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

Discounted Future Net Cash Flows
Millions of Dollars
Lower Total

Asia Pacific/
Alaska 48 U.S. Canada
*
Europe Middle East Africa Total
2020
Consolidated operations
Future cash inflows $ 30,145 31,533 61,678 4,198 9,857 7,940 9,997 93,670
Less:
Future production costs

22,905 17,582 40,487 4,316 4,770 3,838 1,277 54,688
Future development costs 7,932 12,799 20,731 750 3,688 1,289 461 26,919
Future income tax provisions - 376 376 - 267 1,075 7,571 9,289
Future net cash flows (692) 776 84 (868) 1,132 1,738 688 2,774
10 percent annual discount (1,501) (820) (2,321) (396) 117 406 294 (1,900)
Discounted future net cash flows $ 809 1,596 2,405 (472) 1,015 1,332 394 4,674
Equity affiliates
Future cash inflows $ - - - - - 17,284 - 17,284
Less:
Future production costs

- - - - - 10,239 - 10,239
Future development costs - - - - - 1,186 - 1,186
Future income tax provisions - - - - - 1,728 - 1,728
Future net cash flows - - - - - 4,131 - 4,131
10 percent annual discount - - - - - 1,269 - 1,269
Discounted future net cash flows $ - - - - - 2,862 - 2,862
Total

company
Discounted future net cash flows $ 809 1,596 2,405 (472) 1,015 4,194 394 7,536
*Undiscounted future net cash flows related to the proved oil and gas reserves disclosed for Canada for the year ending December 31, 2020, are negative due to the inclusion of asset retirement costs and certain indirect costs in the calculation of the standardized measure of discounted future net cash flows. These costs are not required to be included in the economic limit test for proved developed reserves as defined in Regulation S-X Rule 4-10.

Future net cash flows for Canada were also impacted by lower 12-month average pricing for bitumen and crude oil in 2020.

Commodity prices have since improved in the current environment.

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
Discounted future net cash flows $ 13,377 12,544 25,921 908 3,341 12,592 601 43,363

Sources of Change in Discounted Future Net Cash Flows
Millions of Dollars
Consolidated Operations Equity Affiliates Total Company
2020 2019 2018 2020 2019 2018 2020 2019 2018
Discounted future net cash flows

at the beginning of the year $ 27,372 35,434 20,609 7,170 7,929 4,395 34,542 43,363 25,004
Changes during the year
Revenues less production

costs for the year (5,198) (13,424) (14,909) (897) (1,673) (1,651) (6,095) (15,097) (16,560)
Net change in prices and
production costs (34,307) (13,538) 25,391 (4,769) (422) 4,559 (39,076) (13,960) 29,950
Extensions, discoveries and
improved recovery, less
estimated future costs 887 2,985 4,574 22 260 382 909 3,245 4,956
Development costs for the year 3,593 5,333 5,197 192 239 271 3,785 5,572 5,468
Changes in estimated future
development costs 754 559 (1,141) (205) (21) 14 549 538 (1,127)
Purchases of reserves in place,

less estimated future costs 1 10 3,033 (3) - - (2) 10 3,033
Sales of reserves in place,

less estimated future costs (302) (1,997) (1,531) - - - (302) (1,997) (1,531)
Revisions of previous quantity
estimates (2,299) 2,099 (365) (42) 69 62 (2,341) 2,168 (303)
Accretion of discount 3,984 5,144 3,055 804 869 485 4,788 6,013 3,540
Net change in income taxes 10,189 4,767 (8,479) 590 (80) (588) 10,779 4,687 (9,067)
Total changes (22,698) (8,062) 14,825 (4,308) (759) 3,534 (27,006) (8,821) 18,359
Discounted future net cash flows
at year end $ 4,674 27,372 35,434 2,862 7,170 7,929 7,536 34,542 43,363

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

As of December 31, 2020,

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

Officer and our Executive Vice President and Chief Financial
Officer concluded our disclosure controls and procedures

were operating effectively as of December 31, 2020.

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
81

and is incorporated herein by reference.

Report of Independent Registered Public Accounting

Firm

This report is included in Item 8 on page
85

and is incorporated herein by reference.

Item 9B.

OTHER INFORMATION

None.

PART

III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND

CORPORATE GOVERNANCE

Information regarding our executive officers appears in

Part I of this report on page 33.

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
2021 Annual Meeting of Stockholders, to be

filed pursuant to Regulation 14A on or before

April 30, 2021, and
is incorporated herein by reference.*

Item 11.

EXECUTIVE COMPENSATION

Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2021
Annual Meeting of Stockholders, to be filed pursuant

to Regulation 14A on or before April 30,

2021, and is
incorporated herein by reference.*

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of Part III

will be included in our Proxy Statement relating

to our 2021
Annual Meeting of Stockholders, to be filed pursuant

to Regulation 14A on or before April 30,

2021, and is
incorporated herein by reference.*

Item 13.

CERTAIN RELATIONSHIPS

AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Information required by Item 13 of Part III

will be included in our Proxy Statement relating

to our 2021
Annual Meeting of Stockholders, to be filed pursuant

to Regulation 14A on or before April 30,

2021, and is
incorporated herein by reference.*

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of Part III

will be included in our Proxy Statement relating

to our 2021
Annual Meeting of Stockholders, to be filed pursuant

to Regulation 14A on or before April 30,

2021, and is
incorporated herein by reference.*

_________________________
*Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing
in our 2021 Proxy

Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a
part of this report.

PART

IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE S

(a)   1.
Financial Statements and Supplementary

Data

The financial statements and supplementary information

listed in the Index to Financial Statements,
which appears on page
80
, are filed as part of this annual report.

  2.   Financial Statement Schedule s
All financial statement schedules are omitted

because they are not required, not significant,

not
applicable or the information is shown in another

schedule, the financial statements or the

notes to
consolidated financial statements.

  3.   Exhibits
The exhibits listed in the Index to Exhibits, which

appears on pages
182

through 190, are filed as part
of this annual report.

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

2.4
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

4.1
Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Annual
Report of ConocoPhillips on Form 10-K for the year ended December 31, 2019; File No. 001-
32395).

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
December 31, 2005; File No. 001-32395).

10.9
Phillips Petroleum Company Stock Plan for Non-Employee Directors (incorporated by reference to
Exhibit 10.22 to the Annual Report of ConocoPhillips on Form 10-K for the year ended
December 31, 2002; File No. 000-49987).

10.10.1
Amended and Restated ConocoPhillips Key Employee Supplemental Retirement Plan, dated
January 1, 2020 (incorporate by reference to Exhibit 10.10.1 to the Annual Report of
ConocoPhillips on Form 10-K for the year ended December 31, 2019; File No. 001-32395).

10.10.2
Eighth Amendment to Retirement Plans as amended and restated effective January 1, 2016

(incorporated by reference to Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q

for the quarter ended June 30, 2018; File No. 001-32395).

10.11.1
Amended and Restated Defined Contribution Make-Up Plan of ConocoPhillips—Title I, dated
January 1, 2020 (incorporated by reference to Exhibit 10.11.1 to the Annual Report of
ConocoPhillips on Form 10-K for the year ended December 31, 2019; File No. 001-32395).

10.11.2
Amended and Restated Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated
January 1, 2020 (incorporated by reference to Exhibit 10.11.2 to the Annual Report of
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

10.18
ConocoPhillips Matching Gift Plan for Directors and Executives (incorporated by reference to
Exhibit 10.41 to the Annual Report of ConocoPhillips on Form 10-K for the year ended
December 31, 2003; File No. 000-49987).

10.19.1
Amended and Restated Key Employee Deferred Compensation Plan of ConocoPhillips—Title I,
dated January 1, 2020 (incorporated by reference to Exhibit 10.19.1 to the Annual Report of
ConocoPhillips on Form 10-K for the year ended December 31, 2019; File No. 001-32395).

10.19.2
Amended and Restated Key Employee Deferred Compensation Plan of ConocoPhillips—Title II,
dated January 1, 2020 (incorporated by reference to Exhibit 10.19.2 to the Annual Report of
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

10.26.15
Form of Key Employee Award Terms and Conditions as part of the ConocoPhillips Restricted Stock

Unit Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of

ConocoPhillips, dated February 14, 2019.

10.27

Amended and Restated 409A Annex to Nonqualified Deferred Compensation Arrangements of
ConocoPhillips, dated January 1, 2020 (incorporated by reference to Exhibit 10.27 to the Annual

Report of ConocoPhillips on Form 10-K for the year ended December 31, 2019; File No. 001-
32395).

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
File No. 001-32395).

10.30.1
Successor Trustee Agreement of the Deferred Compensation Trust Agreement for Non-Employee
Directors of ConocoPhillips dated July 31, 2020 (incorporated by reference to Exhibit 10.1 to the
Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended September 30, 2020; File
No. 001-32395).

10.30.2
First Amendment to the Successor Trust Agreement of the Deferred Compensation Trust Agreement
for Non-Employee Directors of ConocoPhillips, dated August 4, 2020 (incorporated by reference to
Exhibit 10.2 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended
September 30, 2020; File No. 001-32395).

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
2019; File No. 001-32395).

10.41
ConocoPhillips Executive Restricted Stock Unit Program, dated February 11, 2020 (incorporated by reference to Exhibit 10.1 to the Quarter Report of ConocoPhillips on Form 10-Q for the quarter ended March 31, 2020; File No. 001-32395).

10.42
Letter agreement with Don E. Wallette, Jr. dated August 3, 2020 (incorporated by reference to
Exhibit 10.1 to the Quarterly Report of ConocoPhillips on Form 10-Q for the quarter ended June 30,
2020; File No. 001-32395).

21*
List of Subsidiaries of ConocoPhillips.

22
*

Subsidiary Guarantors of Guaranteed Securities

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
February 16, 2021 /s/ Ryan M. Lance
Ryan M. Lance
Chairman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange

Act of 1934, this report has been signed, as of
February 16, 2021, on behalf of the registrant

by the following officers in the capacity indicated and by

a
majority of directors.

Signature Title
/s/ Ryan M. Lance Chairman of the Board of Directors
Ryan M. Lance and Chief Executive Officer
(Principal executive officer)
/s/ William L. Bullock, Jr. Executive Vice President and
William L. Bullock, Jr. Chief Financial Officer
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
/s/ Timothy A. Leach Director
Timothy A. Leach
/s/ William H. McRaven Director
William H. McRaven
/s/ Sharmila Mulligan Director
Sharmila Mulligan
/s/ Eric D. Mullins Director
Eric D. Mullins
/s/ Arjun N. Murti Director
Arjun N. Murti
/s/ Robert A. Niblock Director
Robert A. Niblock
/s/ David T. Seaton Director
David T. Seaton
/s/ R.A. Walker Director
R.A. Walker