Form 10-Q
period 2021-03-31
CONOCOPHILLIPS
filed 2021-05-06
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
[X]
QUARTERLY

REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended

March 31, 2021

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

Yes [

]
No

[x]

The registrant had
1,349,418,454

shares of common stock, $.01 par value, outstanding at March 31, 2021.

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

.................................................................................................................

31
Item 3.

Quantitative and Qualitative Disclosures

About Market Risk

...................................................

57
Item 4.

Controls and Procedures

............................................................................................................

57
Part II—Other Information
Item 1.

Legal Proceedings

......................................................................................................................

57
Item 1A.

Risk Factors

.............................................................................................................................

57
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

FINANCIAL INFORMATION
Item 1.

FINANCIAL STATEMENTS
Consolidated Income Statement ConocoPhillips
Millions of Dollars
Three Months Ended
March 31
2021 2020
Revenues and Other Income
Sales and other operating revenues $
9,826
6,158
Equity in earnings of affiliates
122
234
Gain (loss) on dispositions
233
(42)
Other income (loss)

378
(1,539)
Total Revenues and

Other Income
10,559
4,811
Costs and Expenses
Purchased commodities
4,483
2,661
Production and operating expenses
1,383
1,173
Selling, general and administrative expenses
311
(3)
Exploration expenses
84
188
Depreciation, depletion and amortization
1,886
1,411
Impairments
(3)
521
Taxes other than income

taxes
370
250
Accretion on discounted liabilities
62
67
Interest and debt expense
226
202
Foreign currency transactions (gain) loss
19
(90)
Other expenses
24
(6)
Total Costs and Expenses
8,845
6,374
Income (loss) before income taxes
1,714
(1,563)
Income tax provision
732
148
Net income (loss)
982
(1,711)
Less: net income attributable to noncontrolling interests
-
(28)
Net Income (Loss) Attributable to ConocoPhillips $
982
(1,739)
Net Income (Loss) Attributable to ConocoPhillips Per Share

of Common Stock
(dollars)
Basic $
0.75
(1.60)
Diluted
0.75
(1.60)
Average Common

Shares Outstanding
(in thousands)
Basic
1,300,375
1,084,561
Diluted
1,302,691
1,084,561
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income ConocoPhillips
Millions of Dollars
Three Months Ended
March 31
2021 2020
Net Income (Loss) $
982
(1,711)
Other comprehensive income (loss)
Defined benefit plans
Reclassification adjustment for amortization of prior service credit included in net income (loss)
(9)
(8)
Net actuarial gain arising during the period
75
5
Reclassification adjustment for amortization of net actuarial losses included in net income (loss)
25
18
Income taxes on defined benefit plans
(21)
(4)
Defined benefit plans, net of tax
70
11
Net unrealized holding loss on securities
(1)
(3)
Income taxes on net unrealized holding loss on securities
-
1
Net unrealized holding loss on securities, net of tax
(1)
(2)
Foreign currency translation adjustments
69
(799)
Income taxes on foreign currency translation adjustments
-
2
Foreign currency translation adjustments, net of tax
69
(797)
Other Comprehensive Income (Loss), Net of

Tax
138
(788)
Comprehensive Income (Loss)
1,120
(2,499)
Less: comprehensive income attributable to noncontrolling

interests
-
(28)
Comprehensive Income (Loss) Attributable to ConocoPhillips $
1,120
(2,527)
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

ConocoPhillips
Millions of Dollars
March 31 December 31
2021 2020
Assets
Cash and cash equivalents $
2,831
2,991
Short-term investments
4,104
3,609
Accounts and notes receivable (net of allowance of $
3

and $
4
, respectively)
4,339
2,634
Accounts and notes receivable—related parties
142
120
Investment in Cenovus Energy
1,564
1,256
Inventories
1,098
1,002
Prepaid expenses and other current assets
536
454
Total Current Assets
14,614
12,066
Investments and long-term receivables
8,286
8,017
Loans and advances—related parties
59
114
Net properties, plants and equipment
(net of accumulated DD&A of $
64,082

and $
62,213
, respectively)
58,270
39,893
Other assets
2,464
2,528
Total Assets $
83,693
62,618
Liabilities
Accounts payable $
3,779
2,669
Accounts payable—related parties
22
29
Short-term debt
689
619
Accrued income and other taxes
959
320
Employee benefit obligations
567
608
Other accruals
1,168
1,121
Total Current Liabilities
7,184
5,366
Long-term debt
19,338
14,750
Asset retirement obligations and accrued environmental costs
5,782
5,430
Deferred income taxes
4,982
3,747
Employee benefit obligations
1,530
1,697
Other liabilities and deferred credits
1,722
1,779
Total Liabilities
40,538
32,769
Equity
Common stock (
2,500,000,000

shares authorized at $
.01

par value)
Issued (2021—
2,087,207,067

shares; 2020—
1,798,844,267

shares)
Par value
21
18
Capital in excess of par
60,278
47,133
Treasury stock (at cost: 2021—
737,788,613

shares; 2020—
730,802,089

shares)
(47,672)
(47,297)
Accumulated other comprehensive loss
(5,080)
(5,218)
Retained earnings
35,608
35,213
Total Equity
43,155
29,849
Total Liabilities and Equity $
83,693
62,618
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows ConocoPhillips
Millions of Dollars
Three Months Ended
March 31
2021 2020
Cash Flows From Operating Activities
Net Income (Loss) $
982
(1,711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization
1,886
1,411
Impairments
(3)
521
Dry hole costs and leasehold impairments
6
67
Accretion on discounted liabilities
62
67
Deferred taxes
203
(227)
Undistributed equity earnings
81
31
(Gain) loss on dispositions
(233)
42
Unrealized (gain) loss on investment in Cenovus Energy
(308)
1,691
Other
(581)
(284)
Working

capital adjustments
Decrease (increase) in accounts and notes receivable
(785)
1,041
Decrease (increase) in inventories
(51)
277
Increase in prepaid expenses and other current assets
(43)
(79)
Increase (decrease) in accounts payable
424
(297)
Increase (decrease) in taxes and other accruals
440
(445)
Net Cash Provided by Operating Activities
2,080
2,105
Cash Flows From Investing Activities
Cash acquired from Concho
382
-
Capital expenditures and investments
(1,200)
(1,649)
Working

capital changes associated with investing activities
61
81
Proceeds from asset dispositions
(17)
549
Net purchases of investments
(499)
(935)
Collection of advances/loans—related parties
52
66
Other
6
(44)
Net Cash Used in Investing Activities
(1,215)
(1,932)
Cash Flows From Financing Activities
Repayment of debt
(26)
(24)
Issuance of company common stock
(28)
2
Repurchase of company common stock
(375)
(726)
Dividends paid

(588)
(458)
Other
2
(24)
Net Cash Used in Financing Activities
(1,015)
(1,230)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted
Cash
(2)
(122)
Net Change in Cash, Cash Equivalents and Restricted Cash
(152)
(1,179)
Cash, cash equivalents and restricted cash at beginning of period
3,315
5,362
Cash, Cash Equivalents and Restricted Cash at End of Period $
3,163
4,183
Restricted cash of $
94

million and $
238

million are included in the “Prepaid expenses and other current assets” and “Other assets” lines, respectively, of our Consolidated Balance Sheet as of March 31, 2021.
Restricted cash of $
94

million and $
230

million are included in the “Prepaid expenses and other current assets” and “Other assets” lines, respectively, of our Consolidated Balance Sheet as of December 31, 2020.
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
included in this report.

Therefore, these financial statements should

be read in conjunction with the
consolidated financial statements and notes included

in our 2020 Annual Report on Form

10-K
.

Note 2—Inventories
Inventories consisted of the following:
Millions of Dollars
March 31

December 31
2021 2020
Crude oil and natural gas $
541
461
Materials and supplies
557
541
$
1,098
1,002

Inventories valued on the LIFO basis totaled

$
352

million and $
282

million at March 31, 2021 and December
31, 2020, respectively.

Note 3—Acquisitions and Dispositions

Acquisition of
Concho Resources Inc.

(Concho)
We completed our acquisition of Concho on
January 15, 2021

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
$
13,125

*Outstanding as of January 15, 2021.
**Based on the ConocoPhillips average stock price on January

15, 2021.

The transaction was accounted for as a business

combination under FASB ASC 805 using the acquisition
method, which requires assets acquired and liabilities

assumed to be measured at their acquisition date fair
values.

Fair value measurements were made for acquired

assets and liabilities, and adjustments to those
measurements may be made in subsequent periods,

up to one year from the acquisition date as

we identify new
information about facts and circumstances that existed

as of the acquisition date to consider.

Oil and gas
properties were valued using a discounted cash

flow approach incorporating market participant

and internally
generated price assumptions;

production profiles;

and operating and development cost assumptions.

Debt
assumed in the acquisition was valued based on

observable market prices.

The fair values determined for
accounts receivables, accounts payable, and most

other current assets and current liabilities

were equivalent to
the carrying value due to their short-term

nature.

The total consideration of $
13.1

billion was allocated to the
identifiable assets and liabilities based on their

fair values as of January 15, 2021.

Assets Acquired Millions of Dollars
Cash and cash equivalents $
382
Accounts receivable, net
742
Inventories
45
Prepaid expenses and other current assets
37
Investments and long-term receivables
333
Net properties, plants and equipment
18,998
Other assets
62
Total assets acquired $
20,599
Liabilities Assumed
Accounts payable $
638
Accrued income and other taxes
76
Employee benefit obligations
4
Other accruals
510
Long-term debt
4,696
Asset retirement obligations and accrued environmental

costs
310
Deferred income taxes
1,123
Other liabilities and deferred credits
117
Total liabilities assumed $
7,474
Net assets acquired $
13,125

With the completion of the Concho transaction, we acquired proved and unproved properties of approximately
$
11.9

billion and $
6.9

billion, respectively.

We recognized approximately $
157

million of transaction-related costs that

were expensed in the current
period.

These non-recurring costs related primarily

to fees paid to advisors and the settlement of

share-based
awards for certain Concho employees based

on the terms of the Merger Agreement.

In the first quarter of 2021, we commenced a restructuring program, the scope of which included combining the operations of the two companies. For the three-month period ending March 31, 2021, we recognized non-
recurring restructuring costs mainly for employee severance and related incremental pension benefit costs of approximately $134 million.

The impact from these transaction and restructuring

costs to the lines of our consolidated income statement

for
the three-month period ending March 31, 2021,

are below:

Millions of Dollars
Transaction Cost Restructuring Cost Total Cost
Production and operating expenses $
56
56
Selling, general and administration expenses
135
45
180
Exploration expenses
18
4
22
Taxes other than income taxes
4
4
Other expenses
29
29
$
157
134
291

On February 8, 2021, we completed a debt exchange

offer related to the debt assumed from Concho.

As a
result of the debt exchange, we recognized an additional

income tax related restructuring charge of $
75
million.

See Note 18—Income Taxes, for additional information.

“Total Revenues and Other Income” and “Net Income (Loss) Attributable to

ConocoPhillips” associated with
the acquired Concho business were approximately

$
1,040

million and $
190

million, respectively, for the three-
month period ending March 31, 2021.

The results associated with the Concho business

include a before- and
after-tax loss of $
173

million and $
132

million, respectively, on the acquired derivative contracts with settlement dates on or before March 31, 2021, and

an additional before- and after-tax loss of $
132

million and
$
101

million, respectively, for contracts with settlement dates subsequent to March 31, 2021.

The before-tax
loss is recorded within “Total Revenues and Other Income” on our consolidated income statement.

For
additional information about the financial derivative

instruments acquired, see Note 10—Derivative

and
Financial Instruments.

The following summarizes the unaudited supplemental

pro forma financial information for the three-month
period ending March 31, 2020, as if we had completed

the acquisition of Concho on January 1, 2020:

Millions of Dollars
Supplemental Pro Forma (unaudited) Three Months Ended
March 31, 2020
Total revenues and other income $
7,300
Net loss
(390)
Net loss attributable to ConocoPhillips
(418)
$ per share
Earnings per share: Three Months Ended
March 31, 2020
Basic net loss $
(0.31)
Diluted net loss
(0.31)

The unaudited supplemental pro forma financial

information is presented for illustration purposes

only and is
not necessarily indicative of the operating results

that would have occurred had the transaction been

completed
on January 1, 2020, nor is it necessarily indicative

of future operating results of the combined entity.

The
unaudited pro forma financial information

for the three-month period ending March 31, 2020 is

a result of
combining the consolidated income statement

of ConocoPhillips with the results of Concho.

The pro forma
results do not include transaction-related costs,

nor any cost savings anticipated as a result

of the transaction.

The pro forma results include adjustments to

reverse impairment expense of $
10.5

billion and $
1.9

billion
recorded by Concho in the three-month period ending

March 31, 2020, related to oil and gas properties

and
goodwill, respectively.

Other adjustments made relate primarily to

DD&A, which is based on the unit-of-
production method, resulting from the purchase

price allocated to properties, plants and equipment.

We

believe the estimates and assumptions are reasonable,

and the relative effects of the transaction are properly
reflected.

Assets Sold
In 2020, we completed the sale of our Australian-West asset and operations.

The sales agreement entitles us to
a $
200

million payment upon a final investment

decision (FID) of the Barossa development

project.

On March
30, 2021, FID was announced and as such,

we recognized a $
200

million gain on disposition in the first

quarter
of 2021.

The purchaser failed to pay the FID bonus when

due.

We intend to take all action required to enforce
our contractual right to the $
200

million, plus interest accruing from the due

date.

Results of operations related
to this transaction are reflected in our Asia Pacific

segment.

In 2017, we completed the sale of our
50

percent nonoperated interest in the Foster Creek

Christina Lake
(FCCL) Partnership, as well as the majority of

our western Canada gas assets to Cenovus Energy.
Consideration for the transaction included a five-year, uncapped contingent payment.
The contingent payment,
calculated on a quarterly basis, is $6 million CAD for every $1 CAD by which the WCS quarterly average crude price exceeds $52 CAD per barrel. Contingent payments during the five-year period are recorded as gain on dispositions on our consolidated income statement and reflected in our Canada segment.

We recorded a
gain on disposition for these contingent payments

of $
26

million for the three-month period of March 31,
2021.

No

contingent payments were recorded in 2020.

Note 4—Investments, Loans and Long-Term Receivables

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

Bank of China, respectively.

At March 31, 2021, a balance of $
6.0

billion was outstanding on the facilities.

See Note 8—Guarantees, for
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

323, “Investments – Equity Method and
Joint Ventures.”

Due primarily to an improved outlook for

crude oil prices, the estimated fair value of our
investment increased and is above carrying value

at March 31, 2021.

We will continue to monitor the
relationship between the carrying value and fair

value of APLNG.

Should we determine in the future there has
been a loss in the value of our investment

that is other than temporary, we would record an impairment of our equity investment, calculated as the total difference between carrying value and fair value as of the end

of the
reporting period.

At March 31, 2021, the carrying value of our

equity method investment in APLNG was

$
6.6

billion.

The
balance is included in the “Investments and long-term

receivables” line on our consolidated balance

sheet.

Loans and Long-Term Receivables
As part of our normal ongoing business operations,

and consistent with industry practice,

we enter into
numerous agreements with other parties to pursue

business opportunities.

Included in such activity are loans
made to certain affiliated and non-affiliated companies.

At March 31, 2021, significant loans to affiliated
companies included $
168

million in project financing to Qatar Liquefied

Gas Company Limited (3).

On our consolidated balance sheet, the long-term

portion of these loans is included in the “Loans

and
advances—related parties” line, while the short-term

portion is in the “Accounts and notes receivable—related
parties” line.

Note 5-–Investment in Cenovus Energy

In 2017, we completed the sale of certain assets

to Cenovus Energy (CVE) in which we received
208

million
CVE common shares as consideration.

At March 31, 2021, the investment was included

on our consolidated
balance sheet at fair value of $
1.56

billion, which approximates
10.3

percent of the issued and outstanding
CVE common stock.

The fair value of the
208

million CVE common shares reflects the

closing price of $
7.52
per share on the NYSE on the last trading day

of the quarter.

In the first quarter of 2021, we recognized an
unrealized gain of $
308

million before-tax on our CVE common shares,

compared with an unrealized loss of
$
1,691

million before-tax in the first quarter

of 2020.

The unrealized gain (loss) associated with changes

in
fair value are reflected within the “Other income

(loss)” line on our consolidated income statement

in the first
quarter of 2021 relating to the shares held at the

reporting date.

See Note 11—Fair Value Measurement for
additional information.

Subject to market conditions, we intend to

decrease our investment over time through
market transactions, private agreements or otherwise.

Note 6—Debt

Our debt balance at March 31, 2021, was $
20.0

billion compared with $
15.4

billion at December 31, 2020.

On January 15, 2021, we completed the acquisition

of Concho in an all-stock transaction.

In the acquisition,
we assumed Concho’s publicly traded debt, with an outstanding principal balance of $
3.9

billion, which was
recorded at fair value of $
4.7

billion on the acquisition date.

Debt assumed consisted of the following:

●

3.75
% Notes due
2027

with principal of $
1,000

million
●

4.3
% Notes due
2028

with principal of $
1,000

million
●

2.4
% Notes due
2031

with principal of $
500

million
●

4.875
% Notes due
2047

with principal of $
800

million
●

4.85
% Notes due
2048

with principal of $
600

million

The adjustment to fair value of the senior notes

of approximately $
0.8

billion on the acquisition date will be
amortized as an adjustment to interest expense over

the remaining contractual terms of the

senior notes.

On February 8, 2021, we completed a debt exchange

offer related to the debt assumed from Concho.

Of the
approximately $
3.9

billion in aggregate principal amount of Concho’s senior notes offered in the exchange,
98
percent, or approximately $
3.8

billion, were tendered and accepted.

The new debt issued by ConocoPhillips
has the same interest rates and maturity dates

as the Concho senior notes.

The portion not exchanged,
approximately $
67

million, remains outstanding across five series

of senior notes issued by Concho.

The debt
exchange was treated as a debt modification

for accounting purposes resulting in a portion

of the unamortized
fair value adjustment of the Concho senior notes

allocated to the new debt issued by ConocoPhillips

on the
settlement date of the exchange.

The new debt issued in the exchange is fully

and unconditionally guaranteed
by ConocoPhillips Company.

See Note 3—Acquisitions and Dispositions,

for more information on the
acquisition.

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
90 days
, and is included in the short-term debt on our consolidated balance sheet.

With $
300

million
of commercial paper outstanding and
no

direct borrowings or letters of credit, we had

access to $
5.7

billion in
available borrowing capacity under our revolving credit

facility at March 31, 2021.

At December 31, 2020, we
had $
300

million of commercial paper outstanding

and
no

direct borrowings or letters of credit issued.

In October 2020, Moody’s affirmed its rating of our senior long-term debt of “A3” with a “stable” outlook, and affirmed its rating of our short-term debt as “Prime-2.” In January 2021, Fitch affirmed its rating of our long-
term debt as “A” with a “stable” outlook and affirmed its rating of our short-term debt as “F1+.” On January
25, 2021, S&P revised its industry risk assessment of the E&P industry to “Moderately High” from
“Intermediate” based on a view of increasing risks from the energy transition, price volatility, and weaker profitability. On February 11, 2021, S&P downgraded its rating of our long-term debt from “A” to “A-” with a
“stable” outlook and downgraded its rating of our short-term debt from “A-1” to “A-2.” We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, upon downgrade of our credit ratings. If our credit ratings are downgraded from their current levels, it could increase the cost of corporate debt available to us and restrict our access to the commercial paper markets. If our credit rating were to deteriorate to a level prohibiting us from accessing the commercial paper market, we would still be able to access funds under our revolving credit facility.

At March 31, 2021, we had $
283

million of certain variable rate demand

bonds (VRDBs) outstanding with
maturities ranging through 2035.

The VRDBs are redeemable at the option of the

bondholders on any business
day.

If they are ever redeemed, we have the ability

and intent

to refinance on a long-term basis, therefore, the
VRDBs are included in the “Long-term debt” line

on our consolidated balance sheet.

Note 7—Changes in Equity
The following tables reflect the changes in stockholders'

equity:
Millions of Dollars
Attributable to ConocoPhillips
Common Stock
Par
Value
Capital in
Excess of
Par
Treasury
Stock
Accum. Other
Comprehensive
Income (Loss)
Retained
Earnings
Non-
Controlling
Interests Total
For the three months ended March 31, 2021
Balances at December 31, 2020
$
18
47,133
(47,297)
(5,218)
35,213
29,849
Net income
982
982
Other comprehensive income
138
138
Dividends paid ($
0.43

per common share)
(588)
(588)
Acquisition of Concho
3
13,122
13,125
Repurchase of company common stock
(375)
(375)
Distributed under benefit plans
23
23
Other
1
1
Balances at March 31, 2021 $
21
60,278
(47,672)
(5,080)
35,608
43,155
For the three months ended March 31, 2020
Balances at December 31, 2019
$
18
46,983
(46,405)
(5,357)
39,742
69
35,050
Net income (loss)
(1,739)
28
(1,711)
Other comprehensive loss
(788)
(788)
Dividends paid ($
0.42

per common share)
(458)
(458)
Repurchase of company common stock
(726)
(726)
Distributions to noncontrolling interests and other
(26)
(26)
Distributed under benefit plans
44
44
Other
1
1
2
Balances at March 31, 2020 $
18
47,027
(47,130)
(6,145)
37,545
72
31,387

Note 8—Guarantees

At March 31, 2021, we were liable for certain

contingent obligations under various contractual

arrangements
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

APLNG Guarantees
At March 31, 2021, we had outstanding multiple

guarantees in connection with our
37.5

percent ownership
interest in APLNG.

The following is a description of the guarantees

with values calculated utilizing March
2021 exchange rates:

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

At March 31, 2021, the carrying value of this

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
740

million ($
1.3
billion in the event of intentional or reckless breach)

and would become payable if APLNG fails

to
meet its obligations under these agreements and

the obligations cannot otherwise be mitigated.

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
180

million and would become payable if APLNG

does not perform.

At
March 31, 2021, the carrying value of these guarantees

was approximately $
11

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
five years

and would become payable if
certain asset values are lower

than guaranteed amounts at the end of the lease or

contract term, business
conditions decline at guaranteed entities,

or as a result of nonperformance of contractual

terms by guaranteed
parties.

At March 31, 2021, the carrying value of these guarantees

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

The carrying amount recorded for
these indemnifications at March 31, 2021,

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

For
additional information about environmental liabilities,

see Note 9—Contingencies and Commitments.

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

At March 31, 2021, our consolidated balance sheet

included a total environmental accrual of $
188

million,
compared with $
180

million at December 31, 2020, for remediation

activities in the U.S. and Canada.

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
utilized.

In addition, at March 31, 2021, we had performance

obligations secured by letters of credit

of $
309
million (issued as direct bank letters of credit)

related to various purchase commitments for materials,

supplies,
commercial activities and services incident to

the ordinary conduct of business.

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

ConocoPhillips and the ONRR entered into

a settlement agreement on March 23, 2021,

to resolve the dispute.

All orders and associated appeals have been withdrawn

with prejudice.

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

BSEE’s
order to ConocoPhillips is premised on its connection

to Phillips Petroleum Company, a legacy company of
ConocoPhillips, which held a historical
25

percent interest in this lease and operated these

lease facilities, but
sold its interest approximately
30 years

ago.

ConocoPhillips has not had any connection

to the operation or
production on this lease since that time.

ConocoPhillips is challenging this order.

Note 10—Derivative and Financial Instruments

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

On our consolidated income statement, gains
and losses are recognized either on a gross basis

if directly related to our physical business

or a net basis if held
for trading.

Gains and losses related to contracts that meet

and are designated with the NPNS exception are
recognized upon settlement.

We generally apply this exception to eligible crude contracts and certain gas contracts.

We do not apply hedge accounting for our commodity derivatives.

The following table presents the gross fair values

of our commodity derivatives, excluding

collateral, and the
line items where they appear on our consolidated

balance sheet:
Millions of Dollars
March 31 December 31
2021 2020
Assets
Prepaid expenses and other current assets $
232
229
Other assets
46
26
Liabilities
Other accruals
221
202
Other liabilities and deferred credits
33
18

The gains (losses) from commodity derivatives

incurred, and the line items where they appear

on our
consolidated income statement were:
Millions of Dollars

Three Months Ended
March 31
2021 2020
Sales and other operating revenues $
(279)
47
Other income (loss)

17
2
Purchased commodities
13
(27)

On January 15, 2021, we assumed financial derivative

instruments consisting of oil and natural gas

swaps
following the acquisition of Concho.

At the acquisition date, the financial derivative

instruments acquired
were recognized at fair value as a net liability

of $
456

million with settlement dates under the contracts
through December 31, 2022.

During the first quarter, we recognized a before-tax loss of $
173

million on
Concho derivative contracts with settlement dates

on or before March 31, 2021, and an additional

$
132

million
loss related to acquired Concho derivative contracts

with settlement dates subsequent to March 31,

2021, for a
total before-tax loss of $
305

million.

This loss associated with the acquired financial instruments is recorded
within the “Sales and other operating revenues”

line on our consolidated income statement.

At March 31, 2021, all oil and natural gas derivative

financial instruments acquired from Concho

were
contractually settled.

In connection with the settlement, we paid $
692

million in the first quarter of 2021 and
will pay the remaining $
69

million in the second quarter of 2021.

Cash settlements related to the Concho
derivative contracts

are presented within “Cash Flows From

Operating Activities” on our consolidated cash
flow statement.

The table below summarizes our net exposures resulting

from outstanding commodity derivative

contracts:
Open Position
Long/(Short)
March 31 December 31
2021 2020
Commodity
Natural gas and power (billion cubic feet equivalent)

Fixed price
17
(20)

Basis
(12)
(10)

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

The following investments are carried on our

consolidated balance sheet at cost, plus accrued

interest and the
table reflects remaining maturities at March

31, 2021 and December 31, 2020:

Millions of Dollars
Carrying Amount
Cash and Cash Equivalents Short-Term Investments
Investments and Long-
Term Receivables
March 31 December 31 March 31 December 31 March 31 December 31
2021 2020 2021 2020 2021 2020
Cash $
636
597
Demand Deposits
1,281
1,133
Time Deposits
1 to 90 days
861
1,225
3,625
2,859
91 to 180 days
171
448
Within one year
16
13
One year through five years
2
1
U.S. Government Obligations
1 to 90 days
10
23
-
-
$
2,788
2,978
3,812
3,320
2
1

The following investments in debt securities

classified as available for sale are carried at

fair value on our
consolidated balance sheet at March 31, 2021

and December 31, 2020:
Millions of Dollars
Carrying Amount
Cash and Cash Equivalents Short-Term Investments
Investments and Long-Term
Receivables
March 31 December 31 March 31 December 31 March 31 December 31
2021 2020 2021 2020 2021 2020
Major Security Type
Corporate Bonds $
-
-
114
130
151
143
Commercial Paper
43
13
162
155
U.S. Government Obligations
-
-
3
4
7
13
U.S. Government Agency
Obligations
10
17
Foreign Government Obligations
13
-
-
2
Asset-backed Securities
-
-
49
41
$
43
13
292
289
217
216
Cash and Cash Equivalents and Short-Term Investments have remaining maturities within one year.
Investments and Long-Term Receivables have remaining maturities greater than one year through eight years.

The following table summarizes the amortized

cost basis and fair value of investments in

debt securities
classified as available for sale:
Millions of Dollars
Amortized Cost Basis Fair Value
March 31 December 31 March 31 December 31
2021 2020 2021 2020
Major Security Type
Corporate bonds $
264
271
265
273
Commercial paper
205
168
205
168
U.S. government obligations
10
17
10
17
U.S. government agency obligations
10
17
10
17
Foreign government obligations
13
2
13
2
Asset-backed securities
49
41
49
41
$
551
516
552
518

As of March 31, 2021 and December 31, 2020,

total unrealized losses for debt securities

classified as available
for sale with net losses were negligible.

Additionally, at March 31, 2021 and December 31, 2020, investments in these debt securities in an unrealized loss position

for which an allowance for credit losses

has not been
recorded were negligible.

For the three-month periods ended March 31,

2021 and March 31, 2020, proceeds from

sales and redemptions
of investments in debt securities classified

as available for sale were $
147

million and $
63

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

Our cash equivalents and short-term investments

are placed in high-quality commercial paper,
government money market funds, government debt

securities, time deposits with major international

banks and
financial institutions, high-quality corporate

bonds,

and foreign government obligations.

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

Our trade receivables result primarily

from our oil and gas operations and reflect a broad

national and
international customer base, which limits our

exposure to concentrations of credit risk.

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

The aggregate fair value of all derivative

instruments with such credit risk-related contingent

features that were
in a liability position at March 31, 2021 and

December 31, 2020, was $
22

million and $
25

million,
respectively.

For these instruments,
no

collateral was posted as of March 31, 2021 or

December 31, 2020.

If
our credit rating had been downgraded below investment

grade at March 31, 2021,

we would have been
required to post $
21

million of additional collateral, either with

cash or letters of credit.

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
2021 or 2020.

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
March 31, 2021 December 31, 2020
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Assets
Investment in Cenovus Energy $
1,564
-
-
1,564
1,256
-
-
1,256
Investments in debt securities
10
542
-
552
17
501
-
518
Commodity derivatives
162
104
12
278
142
101
12
255
Total assets $
1,736
646
12
2,394
1,415
602
12
2,029
Liabilities
Commodity derivatives $
155
89
10
254
120
91
9
220
Total liabilities $
155
89
10
254
120
91
9
220

The following table summarizes those commodity

derivative balances subject to the right of setoff as

presented on our consolidated balance sheet.

We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the

same counterparty in our financial statements

when a legal
right of setoff exists.
Millions of Dollars
Amounts Subject to Right of Setoff
Gross Amounts Not
Gross

Net
Amounts
Subject to

Gross

Amounts Amounts Cash
Net

Recognized
Right of Setoff Amounts Offset
Presented Collateral Amounts
March 31, 2021
Assets $
278
5
273
197
76
1
75
Liabilities
254
2
252
197
55
1
54
December 31, 2020
Assets $
255
2
253
157
96
10
86
Liabilities
220
1
219
157
62
4
58
At March 31, 2021 and December 31, 2020, we

did not present any amounts gross on our

consolidated
balance sheet where we had the right of setoff.

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
and advances—related parties.
●

Investment in Cenovus Energy: See Note 5—Investment

in Cenovus Energy for a discussion of the
carrying value and fair value of our investment in

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

with
market data.

See Note 10—Derivatives and Financial Instruments,

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
Millions of Dollars
Carrying Amount Fair Value
March 31 December 31 March 31 December 31
2021 2020 2021 2020
Financial assets
Investment in Cenovus Energy $
1,564
1,256
1,564
1,256
Commodity derivatives
80
88
80
88
Investments in debt securities
552
518
552
518
Loans and advances—related parties
168
220
168
220
Financial liabilities
Total debt, excluding finance leases
19,154
14,478
22,578
19,106
Commodity derivatives
56
59
56
59

Note 12—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the

equity section of our consolidated balance

sheet included:
Millions of Dollars
Defined Benefit
Plans
Net Unrealized
Gain (Loss) on
Securities
Foreign
Currency
Translation
Accumulated
Other
Comprehensive
Loss
December 31, 2020 $
(425)
2
(4,795)
(5,218)
Other comprehensive income (loss)
70
(1)
69
138
March 31, 2021 $
(355)
1
(4,726)
(5,080)

The following table summarizes reclassifications

out of accumulated other comprehensive loss and into

net
income (loss):
Millions of Dollars
Three Months Ended
March 31
2021 2020
Defined benefit plans $
12
8
The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $
3

million and
$
2

million for the three-month periods ended March 31, 2021 and 2020, respectively.

See Note 14—Employee Benefit Plans, for additional
information.

Note 13—Cash Flow Information
Millions of Dollars
Three Months Ended
March 31
2021 2020
Cash Payments
Interest $
233
200
Income taxes
53
465
Net Sales (Purchases) of Investments
Short-term investments purchased $
(3,432)
(3,423)
Short-term investments sold
2,966
2,606
Investments and Long-term receivables purchased
(60)
(143)
Investments and Long-term receivables sold
27
25
$
(499)
(935)

We assumed various financial derivative instruments in the Concho acquisition.

In the first quarter of 2021,
we settled all financial derivative contracts

assumed in the Concho acquisition, including

accelerating
settlement of contracts with settlement

dates after March 31, 2021.

Cash settlements related to financial
derivatives of $
692

million are presented within “Cash Flows From

Operating Activities” on our consolidated
cash flow statement.

See Note 10—Derivative and Financial Instruments,

for additional information.

For the first quarter of 2021, included within

“Cash Flows From Investing Activities”

is $
382

million of cash
received through the addition of cash balances acquired

from Concho.

We had additional non-cash increases
in assets and liabilities associated with the acquisition

of Concho as consideration for the transaction

was
entirely in ConocoPhillips common stock.

See Note 3—Acquisitions and Dispositions

for additional
information on the acquisition.

Note 14—Employee Benefit Plans
Pension and Postretirement Plans
The components of net periodic benefit cost of

all defined benefit plans for the first quarter

are presented in
the following table:
Millions of Dollars

Pension Benefits
Other Benefits
2021 2020 2021 2020
U.S. Int’l. U.S. Int’l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost $
21
15
21
14
-
1
Interest cost
13
20
17
22
1
2
Expected return on plan assets
(24)
(30)
(21)
(37)
-
-
Amortization of prior service credit
-
-
-
-
(9)
(8)
Recognized net actuarial loss
15
8
12
6
-
-
Settlements
2
-
1
(1)
-
-
Curtailments
12
-
-
-
-
-
Special termination benefits
9
-
-
-
-
-
Net periodic benefit cost $
48
13
30
4
(8)
(5)

The components of net periodic benefit cost, other

than the service cost component, are included

in the “Other
expenses” line item on our consolidated income statement.
As part of our restructuring program, we concluded

that actions taken during the three-month

period ended
March 31, 2021, would result in a significant

reduction of future service of active employees

in the U.S.
qualified pension plan, a U.S. nonqualified

supplemental retirement plan and the U.S.

other postretirement
benefit plans.

As a result, we recognized an increase in the benefit

obligation as a curtailment loss of
$
12

million on the U.S. pension benefit plans during

the three-month period ended March 31, 2021.

In
conjunction with the recognition of curtailment

losses, the fair market values of pension plan assets

were
updated, and the pension benefit obligations

of the U.S. qualified pension, a U.S. nonqualified

supplemental
retirement plan and the U.S. other postretirement

benefit plans were remeasured.

At March 31, 2021, the net
pension liability decreased by $
76

million, primarily as a result of discount

rate increases for each plan offset
by lower than premised return on assets on the

U.S. qualified pension plan,

resulting in a corresponding
increase to other comprehensive income.

The relevant discount rates are summarized in

the following table:
March 31 December 31
Discount rate 2021 2020
U.S. qualified pension plan %
3.00
2.40
U.S. nonqualified pension plan
2.40
1.85
U.S. postretirement benefit plans
2.80
2.20

Severance Accrual

The following table summarizes our severance accrual

activity for the three-month period ended March

31,
2021:

Millions of Dollars
Balance at December 31, 2020 $
24
Accruals
101
Benefit payments
(33)
Balance at March 31, 2021 $
92

Accruals in the first quarter of 2021 represent

severance costs associated with our restructuring

program.

Of
the total remaining balance at March 31, 2021,

$
77

million is classified as short-term.

See Note 3—
Acquisitions and Dispositions, for additional

information on the restructuring program.

Note 15—Related Party Transactions
Our related parties primarily include equity method

investments and certain trusts for the benefit

of
employees.
Significant transactions with our equity affiliates

were:
Millions of Dollars
Three Months Ended
March 31
2021 2020
Operating revenues and other income

$
17
17
Operating expenses and selling, general and administrative

expenses
26
15
Net interest (income) expense*
(1)
(2)
*We paid interest to, or received interest from,

various affiliates.

See Note 4—Investments, Loans and Long-Term Receivables, for additional information on loans to affiliated companies.

Note 16—Sales and Other Operating Revenues

Revenue from Contracts with Customers

The following table provides further disaggregation

of our consolidated sales and other operating

revenues:

Millions of Dollars

Three Months Ended
March 31
2021 2020
Revenue from contracts with customers $
7,161
4,911
Revenue from contracts outside the scope of ASC

Topic 606
Physical contracts meeting the definition of a derivative
2,974
1,296
Financial derivative contracts
(309)
(49)
Consolidated sales and other operating revenues $
9,826
6,158

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

The following
disaggregation of revenues is provided in conjunction

with Note 17—Segment Disclosures and Related
Information:

Millions of Dollars

Three Months Ended
March 31
2021 2020
Revenue from Outside the Scope of ASC Topic 606 by Segment
Lower 48 $
2,466
976
Canada
303
179
Europe, Middle East and North Africa
205
141
Physical contracts meeting the definition of a derivative $
2,974
1,296

Millions of Dollars

Three Months Ended
March 31
2021 2020
Revenue from Outside the Scope of ASC Topic 606 by Product
Crude oil $
124
92
Natural gas
2,727
1,090
Other
123
114
Physical contracts meeting the definition of a derivative $
2,974
1,296

Practical Expedients
Typically,

our

commodity

sales

contracts

are

less

than

12

months

in

duration;

however,

in

certain

specific
cases they may extend

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

Receivables and Contract Liabilities

Receivables from Contracts with Customers
At March 31, 2021, the “Accounts and notes

receivable” line on our consolidated balance sheet

included

trade
receivables of $
3,380

million compared with $
1,827

million at December 31, 2020, and included

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

Millions of Dollars
Contract Liabilities
At December 31, 2020 $
97
Contractual payments received
7
Revenue recognized
(62)
At March 31, 2021 $
42
Amounts Recognized in the Consolidated

Balance Sheet at March 31, 2021
Current liabilities $
42

We expect to recognize the contract liabilities at March 31, 2021, as revenue in the first quarter of 2022.

Note 17—Segment Disclosures and Related Information

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide
basis.

We manage our operations through
six

operating segments, which are primarily defined

by geographic
region: Alaska; Lower 48; Canada; Europe,

Middle East and North Africa; Asia Pacific;

and Other
International.

Corporate and Other represents income and costs

not directly associated with an operating

segment, such as
most interest income and expense; premiums on early

retirement of debt; corporate overhead and certain
technology activities, including licensing revenues;

and unrealized holding gains or losses

on equity securities.

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
Middle East and North Africa segment.

We have revised segment information disclosures and segment
performance metrics presented within our results

of operations for the prior comparative periods.

On January 15, 2021, we completed our acquisition

of Concho, an independent oil and gas exploration

and
production company with operations across New

Mexico and West Texas.

Results of operations for Concho
are included in our Lower 48 segment for the current

period.

Certain transaction and restructuring costs
associated with the Concho acquisition are included

in our Corporate and Other segment.

See Note 3—
Acquisitions and Dispositions for additional

information related to our Concho acquisition.

Analysis of Results by Operating Segment
Millions of Dollars
Three Months Ended
March 31
2021 2020
Sales and Other Operating Revenues
Alaska $
1,133
1,113
Lower 48
6,513
3,103
Intersegment eliminations
(2)
(10)
Lower 48
6,511
3,093
Canada
867
513
Intersegment eliminations
(305)
(180)
Canada
562
333
Europe, Middle East and North Africa
978
600
Asia Pacific
577
1,003
Other International
1
3
Corporate and Other
64
13
Consolidated sales and other operating revenues $
9,826
6,158
Sales and Other Operating Revenues by

Geographic Location
(1)
United States $
7,707
4,217
Australia
-
437
Canada
562
333
China
155
146
Indonesia
196
204
Libya
230
44
Malaysia
226
216
Norway
412
446
United Kingdom
336
110
Other foreign countries
2
5
Worldwide consolidated $
9,826
6,158
Sales and Other Operating Revenues by

Product
Crude oil $
4,495
3,444
Natural gas
4,511
1,655
Natural gas liquids
237
151
Other
(2)
583
908
Consolidated sales and other operating revenues

by product
$
9,826
6,158
(1) Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2) Includes LNG and bitumen.

Millions of Dollars
Three Months Ended
March 31
2021 2020
Net Income (Loss) Attributable to ConocoPhillips
Alaska $
159
81
Lower 48
468
(437)
Canada
10
(109)
Europe, Middle East and North Africa
153
201
Asia Pacific
317
272
Other International
(4)
28
Corporate and Other
(121)
(1,775)
Consolidated net income (loss) attributable

to ConocoPhillips
$
982
(1,739)

Millions of Dollars
March 31 December 31
2021 2020
Total Assets
Alaska $
14,571
14,623
Lower 48
32,474
11,932
Canada
6,925
6,863
Europe, Middle East and North Africa
8,689
8,756
Asia Pacific
11,041
11,231
Other International
229
226
Corporate and Other
9,764
8,987
Consolidated total assets $
83,693
62,618

Note 18—Income Taxes

Our effective tax rate for the first quarter of 2021

was
42.7

percent compared with negative
9.5

percent for the
first quarter of 2020.

The increase in the effective tax rate for the first

quarter of 2021 is primarily due to a
shift in the mix of our before-tax income between

higher and lower tax jurisdictions and the

impact of the
interest deduction related to our Concho debt

exchange, described below.

This increase is partially offset by a
decrease in our valuation allowance.

Our effective tax rate for the first quarter of 2021 is

adversely impacted by $
75

million due to incremental
interest deductions from the exchange of debt

acquired from Concho offsetting U.S. foreign source revenue
that would otherwise have been offset by foreign tax credits.

See Note 6—Debt,

for additional information on
the debt exchange.

During the first quarter of 2021, our valuation

allowance decreased by $
65

million compared to an increase of
$
346

million for the first quarter of 2020.

The change to our U.S. valuation allowance

for both periods relates
primarily to the fair value measurement of our

Cenovus Energy common shares and our expectation

of the tax
impact related to incremental capital gains and losses.

Our deferred tax liability increased by approximately

$
1.1

billion as part of the liabilities assumed through

our
Concho acquisition.

Additionally, our reserve for unrecognized tax benefits increased by $
150

million related
to tax credit carryovers acquired from Concho that

we do not expect to recognize.

See Note 3—Acquisitions
and Dispositions for more information.

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

BUSINESS ENVIRONMENT AND EXECUTIVE

OVERVIEW

ConocoPhillips is the world’s largest independent E&P company with operations and activities in 15 countries.

Our diverse, low cost of supply portfolio includes

resource-rich unconventional plays in North

America;
conventional assets in North America, Europe

and Asia; LNG developments; oil sands

in Canada; and an
inventory of global conventional and unconventional

exploration prospects.

Headquartered in Houston, Texas,
at March 31, 2021, we employed approximately

10,300 people worldwide and had total

assets of $84 billion.

Completed Acquisition of Concho Resources Inc.

On January 15, 2021, we completed our acquisition

of Concho Resources Inc. (Concho), an independent

oil
and gas exploration and production company

with operations across New Mexico and West Texas.

The
addition of complementary acreage in the

Delaware and Midland Basins creates a sizeable

Permian presence to
augment our leading unconventional positions

in the Eagle Ford, Bakken and Montney.

Consideration for the all-stock transaction was

valued at $13.1 billion, in which 1.46 shares

of ConocoPhillips
common stock were exchanged for each outstanding

share of Concho common stock, resulting

in the issuance
of approximately 286 million shares of ConocoPhillips

common stock.

We also assumed $3.9 billion in
aggregate principal amount of outstanding debt for

Concho, which was recorded at fair value of $4.7

billion as
of the closing date.

We have made significant progress since the closing of the transaction on achieving our
previously announced

$750 million of annual cost and capital

savings by 2022.

Transaction and restructuring activities associated with combining the operations of ConocoPhillips and
Concho resulted in non-recurring expenses for

employee severance payments; incremental

pension benefit
costs related to the workforce reductions; employee

retention costs; employee relocations; fees paid

to
financial, legal, and accounting advisors; and

filing fees.

We recognized $291 million before-tax related to
these costs in the first quarter

of 2021 and expect to incur less of these expenses

throughout the remainder of
the year.

Additionally, we recognized $305 million of before-tax losses on commodity derivatives related to
hedging positions assumed in the Concho acquisition.

At March 31, 2021, all oil and natural gas derivative
financial instruments acquired from Concho were

contractually settled.

In connection with the settlement, we
paid $692 million in the first quarter of 2021 and

will pay the remaining $69 million in the

second quarter of
2021.

For additional information related to the settlement

of financial derivatives acquired from Concho, see
Note 10—Derivative and Financial Instruments,

in the Notes to Consolidated Financial

Statements.

For additional information related to our Concho

acquisition,

see Note 3—Acquisitions and Dispositions

in the
Notes to Consolidated Financial Statements.

Overview

After an unprecedented 2020, the energy landscape improved

in the first quarter of 2021 with oil prices
rallying to peak over $60 per barrel for both Brent

and WTI, a level not seen since the outbreak of the

COVID-
19 pandemic.

Oil prices have benefited from the continuation

of coordinated production cuts by the OPEC
plus countries and capital discipline by independent

oil and gas producers.

Despite the recent upswing in oil prices, we

believe that commodity prices will remain

cyclical and volatile,
and a successful business strategy in the exploration

and production industry must be resilient

in lower price
environments, while retaining upside during periods

of higher prices.

Accordingly, we remain disciplined and
are monitoring market fundamentals, including adherence

of the OPEC plus countries to production cut
agreements

and capital restraint across the broader E&P industry.

Demand is recovering but has yet to reach
pre-pandemic levels.

The speed and extent of this recovery will

be influenced by the easing of COVID-19
restrictions that have reduced economic activity

and depressed the demand for our products.

We believe a successful strategy in the E&P industry is to create value through the price cycles by delivering
on the foundational principles that underpin our

value proposition; free cash flow generation,

a strong balance
sheet, commitment to differential returns of and on capital,

and ESG leadership.

Our first quarter as a
combined company demonstrated the power of

Concho’s acquired assets to help deliver on our value
proposition.

Total company production was 1,527 MBOED, including 405

MBOED from the Permian Basin,
resulting in net cash provided by operating activities

of $2.1 billion.

We returned 46 percent of this cash to
shareholders with dividends of $0.6 billion and share

repurchases of $0.4 billion, and ended the

quarter with
cash, cash equivalents and short-term investments

totaling $6.9 billion.

Net cash provided by operating
activities in the first quarter was negatively impacted

by approximately $1 billion due to

impacts from settling
outstanding hedging contracts, in addition to transaction

and restructuring costs.

In February 2021, we resumed our share repurchase

program, with $1.5 billion of share repurchases
anticipated in 2021.

As of March 31, 2021, approximately $14.1

billion of repurchase authority remained of
the $25 billion share repurchase program our Board

of Directors had previously authorized.

In May 2021, we announced further progress on

our value proposition principles.

We plan to undertake a
paced monetization program related to the 10 percent

of Cenovus Energy common shares we own.

We
obtained these shares as partial consideration in the

2017 disposition of our Foster Creek Christina

Lake oil
sands and western Canada Deep Basin natural

gas assets.

The proceeds from these sales will be directed
towards our existing share repurchase authorization

and will be incremental to our previously announced

$1.5
billion of share repurchases in 2021.

We plan to fully dispose of our Cenovus shares by year-end 2022, however,

the sales pace will be guided by market conditions

and we retain discretion to adjust accordingly.

Additionally, in May 2021,

we reaffirmed our commitment to preserving our top-tier

balance sheet with an
intent to reduce the company’s gross debt by $5 billion over five years, driving a more resilient and efficient
capital structure.

We remain focused on our commitment to ESG leadership and excellence.

This commitment is demonstrated
by our continued progress on specific targets that we set in

October 2020 when we announced our adoption

of
a Paris-aligned climate risk framework, including:
●

Our ambition to become a net-zero company for

operational (scope 1 and scope 2) emissions

by 2050;
●

Targeting a reduction in operational greenhouse gas emissions intensity by 35 to 45 percent from 2016
levels by 2030;
●

Our ambition to exceed the World Bank Zero Routine Flaring 2030 initiative by five years;
●

Adding continuous methane monitoring devices to

our operations, with an initial focus on our

Lower
48 facilities;

WTI Crude Oil, Brent Crude Oil and Henry Hub Natural Gas Prices
Quarterly Averages
WTI/Brent
$/Bbl
HH
$/MMBTU
80
60
40
20
-
4
3
2
1
-
Q1'19
Q2'19
Q3'19
Q4'19
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
WTI - $/Bbl
Brent - $/Bbl
HH - $/MMBTU

●

Advocating for a U.S. carbon price to address end-use

(scope 3) emissions through our membership

in
the Climate Leadership Council;
●

Including ESG performance in executive and

employee compensation programs; and
●

Increasing internal and external transparency of diversity

and inclusion metrics.

Operationally, we remain focused on safely executing the business.

In the first quarter of 2021, production of
1,527 MBOED was impacted by 50 MBOED of unplanned

downtime in the Lower 48 due to Winter Storm
Uri.

Production increased approximately 238 MBOED

or 18 percent in the first quarter of 2021, compared
with the first quarter of 2020, primarily due to the

acquisition of over 300 MBOED in the

Permian Basin from
Concho, partly offset by the absence of 46 MBOED from

the disposition of our Australia-West assets in the
second quarter of 2020.

Adjusted for all acquisitions and dispositions

in the comparative periods and
excluding Libya, production

decreased 59 MBOED or 4 percent.

We re-invested $1.2 billion back into the business in the form of capital expenditures during the first quarter,
with over half of our investments focused on flexible,

short-cycle unconventional plays in the Permian,

Eagle
Ford and Bakken where our production is unhedged

and located in tax and royalty regimes.

For the full-year,
we remain disciplined capital allocators with a planned

$5.5 billion of capital expenditures in 2021.

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
Hub natural gas:

Brent crude oil prices averaged $60.90 per barrel

in the first quarter of 2021, an increase of 21 percent
compared with $50.31 per barrel in the first

quarter of 2020.

WTI at Cushing crude prices averaged $57.84 per
barrel in the first quarter of 2021, an increase of 26

percent compared with $46.06 per barrel in the

first quarter

of 2020.

Oil prices increased due to the recovery from

simultaneous demand and supply shocks experienced

in
the first quarter of 2020.

Henry Hub natural gas prices averaged $2.71

per MMBTU in the first quarter of 2021,

an increase of 39
percent compared with $1.95 per MMBTU in the first

quarter of 2020.

Henry Hub prices are higher due to
Winter Storm Uri and normalization of inventories following

COVID-19 demand losses.

Our realized bitumen price averaged $30.78 per barrel

in the first quarter of 2021, a significant

increase
compared with $5.90 per barrel in the first

quarter of 2020.

The increase in the first quarter of 2021 was

driven
by higher WTI prices and a strengthening

WCS differential to WTI at Hardisty.

We continue to optimize
bitumen price realizations through the utilization

of downstream transportation solutions and implementation
of alternate blend capability which results in lower

diluent costs.

Our total average realized price was $45.36 per

BOE in the first quarter of 2021, compared

with $38.81 per
BOE in the first quarter of 2020, due to the recovery

from simultaneous demand and supply shocks

impacting
all of our produced commodities in 2020.

Key Operating and Financial Summary

Significant items during the first quarter

of 2021 included the following:

●

Completed the Concho acquisition,

enhancing both our asset portfolio and financial framework.
●

Net cash provided by operating activities was $2.1

billion, exceeding capital expenditures

and
investments of $1.2 billion.

●

Net cash provided by operating activities included

approximately $1.0 billion of non-recurring

items
associated with our Concho acquisition.

●

Produced 1,488 MBOED,

excluding Libya, during the first quarter

despite incurring approximately 50
MBOED of unplanned production downtime

throughout Lower 48 caused by Winter Storm Uri.
●

Ended the quarter with cash and cash equivalents totaling

$2.8 billion and short-term investments of
$4.1 billion,

equaling $6.9 billion in ending cash, cash equivalents

and short-term investments.
●

Resumed the share repurchase program at an

annualized level of $1.5 billion.

●

Distributed $0.6 billion in dividends and repurchased

$0.4 billion of shares.

●

Recognized by the Dow Jones Sustainability

Index as the top U.S. ESG performer in the Oil

and Gas
Upstream and Integrated sector.
●

Reaffirmed commitment to preserving a top-tier balance sheet with intent to reduce the company’s
gross debt by $5 billion over the next five years,

driving a more resilient and efficient capital structure.

●

Announced plans to sell our Cenovus shares in the

open market in a disciplined manner by year-end
2022 beginning in the second quarter of 2021, utilizing

the proceeds to fund incremental
ConocoPhillips share repurchases.

Outlook

Capital and Production
Second-quarter 2021 production is expected to

be 1.50

to 1.54 MMBOED, reflecting the impact from

seasonal
turnarounds planned in our Europe,

Middle East and North Africa and Asia Pacific

segments.

This production
guidance excludes Libya.

In February 2021, we announced 2021 operating

plan capital of $5.5 billion.

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
Europe, Middle East and North Africa segment.

We have revised segment information disclosures and
segment performance metrics presented within our results of operations for the prior period.

Unless otherwise indicated, discussion of results for the three-month period ended

March 31, 2021, is based
on a comparison with the corresponding period of 2020.

Consolidated Results

A summary of the company's net income (loss)

attributable to ConocoPhillips by business segment

follows:

Millions of Dollars
Three Months Ended
March 31
2021 2020
Alaska $ 159 81
Lower 48 468 (437)
Canada 10 (109)
Europe, Middle East and North Africa 153 201
Asia Pacific 317 272
Other International (4) 28
Corporate and Other (121) (1,775)
Net income (loss) attributable to ConocoPhillips $ 982 (1,739)

Net income (loss) attributable to ConocoPhillips

increased $2,721 million in the first quarter of

2021.

Earnings were positively impacted by:

●

An unrealized gain of $308 million after-tax

on our Cenovus Energy (CVE) common shares,
compared with an unrealized loss of $1,691 million

after-tax in the first quarter of 2020.
●

Higher sales volumes, primarily in the Lower

48 due to our Concho acquisition.

For additional
information related to our Concho acquisition,

see Note 3—Acquisitions and Dispositions

in the Notes
to Consolidated Financial Statements.
●

Higher realized commodity prices.
●

Lower impairments, mainly in the Lower 48 due

to the absence of impairments to noncore gas assets.
●

A $194 million after-tax gain recognized for a contingent

payment associated with our Australia-West
divestiture completed in the second quarter

of 2020.

For additional information related to

this gain,
see Note 3—Acquisitions and Dispositions in the

Notes to Consolidated Financial Statements.
●

The absence of a commodity inventory lower of

cost or market adjustment of $170 million

after-tax.

Earnings were negatively impacted by:

●

Higher selling, general and administrative

expenses due to restructuring and transaction expenses

of
approximately $243 million after-tax related

to our Concho acquisition and mark-to-market

impacts
on certain key employee compensation programs.

●

Realized losses on hedges of $233 million after-tax

related to derivative positions acquired in our
Concho acquisition.

See Note 10—Derivative and Financial

Instruments in the Notes to Consolidated
Financial Statements, for additional information.

●

Higher DD&A expenses,

production and operating expenses and taxes

other than income taxes,
primarily due to production from our Concho

acquisition.

See the “Segment Results” section for additional

information.

Income Statement Analysis

Sales and other operating revenues increased 60 percent,

mainly due to higher sales volumes and higher
commodity price realizations in the Lower 48, primarily

related to our Concho acquisition.

Equity in earnings of affiliates decreased $112 million due to lower earnings from QG3 and APLNG because
of lower LNG prices and a higher effective tax rate related

to the equity method investments in our Europe,
Middle East and North Africa segment.

Gain (loss) on dispositions increased $275 million

due to recognizing a $200 million before-tax

contingent
payment associated with our Australia-West divestiture completed in the second quarter of 2020 and the
absence of a $38 million before-tax loss on disposition

related to the completion of our Niobrara disposition

in
the first quarter of 2020.

For additional information related to the Australia-West related gain on disposition, see Note 3—Acquisitions and Dispositions in the

Notes to Consolidated Financial Statements.

Other income (loss) increased $1,917 million

primarily due to an unrealized gain of $308 million

before-tax on
our CVE common shares, compared with an unrealized

loss of $1,691 million before-tax in the first

quarter of
2020.

See Note 5—Investment in Cenovus Energy in the

Notes to Consolidated Financial Statements,

for
additional information related to our unrealized

gain (loss) on CVE common shares.

Purchased commodities increased $1,822 million,

primarily due to higher natural gas prices,

partly offset by
lower crude oil volumes purchased.

Production and operating expenses increased $210

million,

primarily due to costs associated with additional
volumes in the Lower 48, mainly related to our

Concho acquisition.

Selling, general and administrative expenses increased

$314 million, primarily due to higher costs associated
with compensation and benefits, including mark-to-market

impacts of certain key employee compensation
programs, and restructuring expenses associated

with our Concho acquisition, including severance

expenses.

Exploration expenses decreased $104 million,

primarily due to the absence of an unproved property
impairment and dry hole expenses related to the

Kamunsu East Field in Malaysia that is no longer in our
development plans and the absence of charges associated

with the early termination of our 2020 winter
exploration program in Alaska.

Depreciation, depletion and amortization

increased $475 million, primarily due to higher

volumes in the Lower
48 associated with our Concho acquisition;

higher volumes in Canada due to Montney

ramp up and our Kelt
acquisition in the third quarter of 2020; and higher

expenses in Alaska due to higher DD&A rates

from price-
related reserve revisions.

Impairments decreased $524 million,

primarily due to the absence of a $511 million before-tax impairment of
certain noncore gas assets in the Lower 48 due to

a significant decrease in the outlook for natural

gas prices in
the first quarter of 2020.

Taxes other than income taxes increased $120 million, primarily due to higher volumes in the Lower 48
associated with our Concho acquisition.

Foreign currency transactions

(gain) loss increased $109 million due to the

absence of gains incurred from
foreign currency derivatives.

See Note 18—Income Taxes, in the Notes to Consolidated Financial Statements,

for information regarding our
income tax provision and effective tax rate.

Summary Operating Statistics
Three Months Ended
March 31
2021 2020
Average Net

Production
Crude oil (MBD)
Consolidated operations 804 642
Equity affiliates 14 12
Total crude oil 818 654
Natural gas liquids (MBD)
Consolidated operations 105 116
Equity affiliates 8 7
Total natural gas

liquids
113 123
Bitumen (MBD) 70 66
Natural gas (MMCFD)
Consolidated operations 2,074 1,638
Equity affiliates 1,081 1,036
Total natural gas 3,155 2,674
Total

Production
(MBOED) 1,527 1,289
Dollars Per Unit
Average Sales

Prices
Crude oil (per bbl)
Consolidated operations
*
$ 57.18 48.77
Equity affiliates 59.73 53.14
Total crude oil 57.22 48.86
Natural gas liquids (per bbl)
Consolidated operations 24.36 12.81
Equity affiliates 48.89 42.41
Total natural gas

liquids
26.44 14.82
Bitumen (per bbl) 30.78 5.90
Natural gas (per mcf)
Consolidated operations
*
4.89 3.60
Equity affiliates 3.54 5.41
Total natural gas 4.42 4.30
Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical, and
lease rental, and other $ 78 121
Leasehold impairment - 31
Dry holes 6 36
$ 84 188
*Average sales prices, including the impact of hedges settling per initial contract terms in the first quarter of 2021 assumed in our Concho
acquisition, were $55.03 per barrel for crude oil and $4.76 per mcf for natural gas.

As of March 31, 2021, we had settled all oil and gas hedging positions acquired from Concho.

See Note 10—Derivative and Financial Instruments, in the

Notes to Consolidated Financial Statements.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide
basis.

At March 31, 2021, our operations were producing

in the U.S., Norway, Canada, Australia, Indonesia,
China, Malaysia, Qatar and Libya.

Total production, including Libya, of 1,527 MBOED increased 238 MBOED or 18 percent in the first quarter
of 2021, primarily due to:

●

Higher volumes in the Lower 48 due to our

Concho acquisition.

●

New wells online in the Lower 48, Canada,

Norway, China and Malaysia.
●

Higher production in Libya due to the absence

of a forced shutdown of the Es Sider export

terminal
and other eastern export terminals after a period

of civil unrest.

The increase in first quarter 2021 production

was partly offset by:

●

Normal field decline.
●

Disposition activity, including our Australia-West divestiture completed in the second quarter of 2020 and noncore Lower 48 assets disposed in the first

quarter of 2020.

For additional information related
to our Australia-West divestiture, see Note 3—Acquisitions and Dispositions in the Notes to
Consolidated Financial Statements.

●

Higher unplanned downtime in the Lower 48

due to Winter Storm Uri, which impacted production by
approximately 50 MBOED in the first quarter

of 2021.

Total production,

excluding Libya, of 1,488 MBOED increased

210 MBOED or 16 percent in the first

quarter
of 2021.

Adjusted for acquisitions and dispositions and excluding

Libya, production decreased by 59 MBOED
or 4 percent.

Segment Results
Alaska
Three Months Ended
March 31
2021 2020
Net Income Attributable to ConocoPhillips (millions of dollars) $ 159 81
Average Net Production
Crude oil (MBD) 190 198
Natural gas liquids (MBD) 17 19
Natural gas (MMCFD) 8 8
Total Production (MBOED) 208 218
Average Sales Prices
Crude oil ($ per bbl) $ 59.56 54.78
Natural gas ($ per mcf) 2.23 3.07

The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas.

As of March 31, 2021, Alaska contributed 21

percent of our consolidated liquids production

and less than 1
percent of our consolidated natural gas production.

Net Income Attributable to ConocoPhillips
Earnings for Alaska increased by $78 million

in the first quarter of 2021,

compared with the same period of
2020.

Earnings were positively impacted by:
●

The absence of a $96 million after-tax lower of cost

or market commodity inventory adjustment.
●

Higher realized crude oil prices.
●

Lower exploration expenses due to the absence

of charges associated with the early cancellation of our
2020 winter exploration program.

Earnings were negatively impacted by:

●

Higher DD&A expenses, primarily due to higher

DD&A rates from price-related reserve revisions.
●

Lower crude oil sales volumes.

Production
Average production decreased 10 MBOED or 5 percent in the first quarter of 2021 compared with the same
period of 2020.

The production decrease was primarily due to:
●

Normal field decline.

These production decreases were partly offset by:
●

Improved well performance at the Greater Prudhoe

Area.

Lower 48
Three Months Ended
March 31
2021 2020
Net Income (Loss) Attributable to ConocoPhillips (millions of dollars) $ 468 (437)
Average Net Production
Crude oil (MBD) 416 270
Natural gas liquids (MBD) 79 89
Natural gas (MMCFD) 1,319 679
Total Production (MBOED) 715 472
Average Sales Prices
Crude oil ($ per bbl)* $ 55.68 40.97
Natural gas liquids ($ per bbl) 23.99 11.85
Natural gas ($ per mcf)* 4.56 1.48
*Average sales prices, including the impact of hedges settling per initial contract terms in the first quarter of 2021 assumed in our Concho
acquisition, were $51.58 per barrel for crude oil and $4.35 per mcf for natural gas.

As of March 31, 2021, we had settled all oil and gas hedging positions acquired from Concho.

See Note 10
—
Derivative and Financial Instruments in the Notes to

Consolidated Financial Statements.

The Lower 48 segment consists of operations located

in the contiguous U.S. and the Gulf of Mexico.

As of
March 31, 2021, the Lower 48 contributed 51

percent of our consolidated liquids production

and 64 percent of
our consolidated natural gas production.

Concho Acquisition
On January 15, 2021, we completed our acquisition

of Concho, an independent oil and gas exploration

and
production company with operations across New

Mexico and West Texas.

The addition of complementary
acreage in the Delaware and Midland Basins creates

a sizeable Permian presence to augment

our leading
unconventional positions in the Eagle Ford and

Bakken in the Lower 48.

For additional information related to
this transaction, see Note 3—Acquisitions and

Dispositions in the Notes to Consolidated Financial

Statements.

Net Income (Loss) Attributable to ConocoPhillips
Earnings for the Lower 48 increased by $905

million in the first quarter of 2021, compared

with the same
period of 2020.

Earnings were positively impacted by:
●

Higher sales volumes of crude oil and natural gas

due to our Concho acquisition.

●

Higher realized crude oil, natural gas and NGL

prices.

●

The absence of $399 million in after-tax impairments

related to certain noncore gas assets in the Wind
River Basin operations area.

Earnings were negatively impacted by:
●

Higher DD&A expenses, production and operating

expenses and taxes other than income taxes,
primarily due to higher production from our Concho

acquisition.
●

Realized losses on hedges of $233 million after-tax

related to derivative positions acquired in our
Concho acquisition.

See Note 10—Derivative and Financial

Instruments in the Notes to Consolidated
Financial Statements, for additional information.

●

Higher selling, general and administrative

expenses, primarily due to transaction and restructuring
charges related to our Concho acquisition.

Production
Average production increased 243 MBOED in the first quarter of 2021, compared with the same period of
2020.

The production increase was primarily

due to:
●

Higher volumes in the Permian due to our Concho

acquisition.
●

New wells online from our development programs

in the Eagle Ford, Permian and Bakken.

These production increases were partly offset by:
●

Normal field decline.
●

Higher unplanned downtime, primarily

due to Winter Storm Uri which impacted production by
approximately 50 MBOED in the first quarter

of 2021.

Canada
Three Months Ended
March 31
2021
*
2020
Net Income (Loss) Attributable to ConocoPhillips (millions of dollars) $ 10 (109)
Average Net Production
Crude oil (MBD) 11 2
Natural gas liquids (MBD) 4 1
Bitumen (MBD) 70 66
Natural gas (MMCFD) 91 20
Total Production (MBOED) 100 72
Average Sales Prices
Crude oil (per bbl) $ 47.41 -
Natural gas liquids (per bbl) 25.32 -
Bitumen (per bbl) 30.78 5.90
Natural gas (per mcf) 2.37 -
* Average sales prices include unutilized transportation costs.

Our Canadian operations mainly consist of the

Surmont oil sands development in Alberta

and the liquids-rich
Montney unconventional play in British Columbia.

As of March 31, 2021, Canada contributed

9 percent of
our consolidated liquids production and 4 percent

of our consolidated natural gas production.

Net Income (Loss) Attributable to ConocoPhillips
Earnings for Canada increased by $119 million in the first quarter of 2021, compared with the same period of
2020.

Earnings were positively impacted by:
●

Higher realized commodity prices.
●

The absence of a $31 million after-tax lower of cost

or market adjustment to commodity inventory.
●

Increased liquids and natural gas volumes in the

Montney.
●

A $20 million after-tax gain on disposition related

to a contingent payment associated with the

sale of
certain assets to Cenovus Energy in 2017.

For additional information, see Note 3—Acquisitions

and
Dispositions in the Notes to Consolidated Financial

Statements.

Earnings were negatively impacted by:
●

Higher DD&A expenses, primarily due to increased

Montney production.
●

Higher production and operating expenses,

primarily due to increased Montney production.

Production
Total average production increased 28 MBOED in the first quarter of 2021,

compared with the same period of
2020, due to new wells online from Pad 2 and

3 in the Montney, as well as production from our Kelt
acquisition in the third quarter of 2020.

Europe, Middle East and North Africa
Three Months Ended
March 31
2021 2020*
Net Income Attributable to ConocoPhillips

(millions of dollars)
$ 153 201
Consolidated Operations
Average Net Production
Crude oil (MBD) 116 93
Natural gas liquids (MBD) 5 5
Natural gas (MMCFD) 309 310
Total Production (MBOED) 173 150
Average Sales Prices
Crude oil (per bbl) $ 57.75 55.53
Natural gas liquids (per bbl) 34.70 21.54
Natural gas (per mcf) 5.99 3.68
*The prior period has been updated to reflect the Middle East Business Unit moving from Asia Pacific to the Europe, Middle East and North
Africa segment.

See Note 17—Segment Disclosures and Related Information in the Notes to Consolidated

Financial Statements for additional
information.

The Europe,

Middle East and North Africa segment consists

of operations principally located in the Norwegian
sector of the North Sea; the Norwegian Sea;

Qatar; Libya; and commercial and terminalling

operations in the
U.K.

As of March 31, 2021, our Europe,

Middle East and North Africa operations

contributed 12 percent of
our consolidated liquids production and 15 percent

of our consolidated natural gas production.

Net Income Attributable to ConocoPhillips
Earnings for Europe,

Middle East and North Africa decreased by $48

million in the first quarter of 2021,
compared with the same period of 2020.

Earnings were negatively impacted by:
●

Lower LNG sales prices, reflected in equity in earnings

of affiliates.
●

Higher taxes from our equity method investments.
●

The absence of foreign currency gains.

Earnings were positively impacted by:
●

Higher LNG sales volumes, reflected in equity

in earnings of affiliates.
●

Higher natural gas, crude oil and NGL price realizations.

Consolidated Production
Average consolidated production increased 23 MBOED in the first quarter of 2021 compared with the same
period of 2020.

The production increase was primarily due

to:
●

Higher oil production from Libya due to the absence

of a cessation of production following a period of
civil unrest.
●

New production from Norway drilling activities

including first production from Tor II redevelopment
achieved in December 2020.

These production increases were partly offset by normal

field decline.

Asia Pacific
Three Months Ended
March 31
2021 2020*
Net Income Attributable to ConocoPhillips

(millions of dollars)
$ 317 272
Consolidated Operations
Average Net Production
Crude oil (MBD) 71 79
Natural gas liquids (MBD) - 2
Natural gas (MMCFD) 347 621
Total Production

(MBOED)
129 185
Average Sales Prices
Crude oil (per bbl) $ 60.36 54.71
Natural gas liquids (per bbl) - 39.34
Natural gas (per mcf) 5.88 5.94
*The prior period has been updated to reflect the Middle East Business Unit moving from Asia Pacific to the Europe, Middle East and North
Africa segment.

See Note 17
—
Segment Disclosures and Related Information in the Notes to Consolidated Financial

Statements for additional
information.

The Asia Pacific segment has operations in China,

Indonesia, Malaysia and Australia.

As of March 31, 2021,
Asia Pacific contributed 7 percent of our consolidated

liquids production and 17 percent of our consolidated
natural gas production.

Net Income Attributable to ConocoPhillips
Earnings for Asia Pacific increased $45 million

in the first quarter of 2021, compared with the same

period of
2020.

The earnings increase was primarily due to:
●

A $200 million gain on disposition related

to a contingent payment from our Australia-West divestiture
completed in the second quarter of 2020.

For additional information related to this

gain, please see Note
3—Acquisitions and Dispositions in the Notes to

Consolidated Financial Statements.

●

Lower exploration expenses, due to the absence

of an unproved property impairment and dry hole
expenses related to the Kamunsu East Field in Malaysia.

Earnings were negatively impacted by:
●

Lower earnings due to our Australia-West divestiture completed in the second quarter of 2020.

●

Lower equity in earnings of affiliates, primarily due to lower realized LNG prices.

Consolidated Production
Average consolidated production decreased 56 MBOED

or 30 percent in the first quarter of 2021, compared

with
the same period of 2020.

The decrease was primarily due to:
●

The divestiture of our Australia-West assets that contributed 46 MBOED in first quarter of 2020.

●

Normal field decline.

These production decreases were partly offset by:
●

Bohai Bay development activity in China, including

first production from Phase 4A Project at the
Penglai 25-6 Field and first production from Malikai

Phase 2 in Malaysia.

Bohai Bay Well Control Incident
On April 5, 2021, a shallow gas kick occurred during

drilling operations, resulting in a fire on the

V platform in
Bohai Bay, China.

On April 6, 2021, the fire was extinguished.

We are working with the operator to fully
understand the impacts.

Other International
Three Months Ended
March 31
2021 2020
Net Income (Loss) Attributable to ConocoPhillips (millions of dollars) $ (4) 28

The Other International segment consists of exploration

activities in Colombia and Argentina and
contingencies associated with prior operations

in other countries.

Earnings for Other International decreased $32 million

in the first quarter of 2021, compared

with the same
period of 2020.

Earnings were lower primarily due to the absence

of a $29 million after-tax benefit to earnings
from the dismissal of arbitration related to prior

operations in Senegal.

Corporate and Other
Millions of Dollars
Three Months Ended
March 31
2021 2020
Net Loss Attributable to ConocoPhillips
Net interest expense $ (270) (155)
Corporate general and administrative expenses (129) 50
Technology 41 1
Other income (expense) 237 (1,671)
$ (121) (1,775)

Net interest expense consists of interest and financing

expense, net of interest income and capitalized

interest.

Net interest expense increased by $115 million in the first

quarter of 2021, primarily due to higher debt
balances.

See Note 6—Debt in the Notes to Consolidated

Financial Statements for more information

related to
debt acquired in our Concho transaction.

Net interest expense also increased due to lower

interest income
from lower cash and cash equivalent balances and

yield.

Corporate G&A expenses include compensation

programs and staff costs.

These expenses increased by $179
million mainly due to mark-to-market adjustments

associated with certain key employee compensation
programs and restructuring expenses associated

with our Concho acquisition.

For additional information about
restructuring expenses, see Note 14—Employee

Benefit Plans in the Notes to Consolidated Financial
Statements.

Technology includes our investment in new technologies or businesses, as well as licensing revenues.

Activities are focused on both conventional and tight

oil reservoirs, shale gas, heavy oil, oil

sands, enhanced
oil recovery and LNG.

Earnings from Technology increased $40 million in the first quarter of 2021 primarily
due to higher licensing revenues.

Other income (expense) or “Other” includes certain

foreign currency transaction gains and losses,
environmental costs associated with sites no longer

in operation, other costs not directly associated

with an
operating segment, premiums incurred on the early

retirement of debt, unrealized holding gains or

losses on
equity securities, and pension settlement expense.

Earnings in “Other” increased by $1,908 million

in the first
quarter of 2021,

compared with the same period of 2020,

primarily due to an unrealized gain of $308 million
after-tax in the first quarter of 2021 on our

CVE common shares, compared with an unrealized

loss of $1,691
million after-tax on those shares in the first

quarter of 2020.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators
Millions of Dollars
March 31 December 31
2021 2020
Cash and cash equivalents $ 2,831 2,991
Short-term investments 4,104 3,609
Total debt 20,027 15,369
Total equity 43,155 29,849
Percent of total debt to capital* % 32 34
Percent of floating-rate debt to total debt 5 7
*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including
cash generated from operating activities,

our commercial paper and credit facility programs,

and our ability to
sell securities using our shelf registration

statement.

During the first quarter of 2021, the primary uses of

our
available cash were $1,200 million to

support our ongoing capital expenditures and investments

program;
approximately $1.0 billion of hedging, transaction

and restructuring costs; $588 million

to pay dividends;

$499
million of net purchases of investments;

and $375 million to repurchase common stock.

During the first
quarter of 2021, our cash and cash equivalents

decreased by $160 million to $2,831 million.

On January 15, 2021, we completed the acquisition

of Concho in an all-stock transaction.

In the acquisition,
we assumed Concho’s publicly traded debt, which was recorded at fair value of $4.7 billion on the acquisition
date.

See Note 6—Debt and Note 3—Acquisitions

and Dispositions, in the Notes to Consolidated

Financial
Statements for additional information.

At March 31, 2021, we had cash and cash equivalents

of $2.8 billion, short-term investments of $4.1

billion,
and available borrowing capacity under our credit

facility of $5.7 billion,

totaling over $12 billion of liquidity.

We believe current cash balances and cash generated by operations, together with access to external sources of
funds as described below in the “Significant Changes

in Capital” section, will be sufficient to meet our funding
requirements in the near- and long-term, including our capital spending program, dividend payments and
required debt payments.

Significant Changes in Capital

Operating Activities

Cash provided by operating activities was $2,080

million for the first quarter of 2021, compared

with $2,105
million for the first quarter of 2020.

The decrease in cash provided by operating

activities is primarily due to
the settlement of all oil and gas hedging positions

acquired from Concho, normal field decline, transaction

and
restructuring costs, and the divestiture of our Australia-West assets.

The decrease in cash provided by
operating activities was partly offset by higher sales

volumes and higher realized commodity

prices in the
Lower 48, primarily due to our acquisition of

Concho.

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

See the
“Capital Expenditures and Investments” section,

for information about our capital expenditures

and
investments.

On January 15, 2021, we assumed financial derivative

instruments consisting of oil and natural gas swaps
following the acquisition of Concho.

At March 31, 2021, all oil and natural gas derivative

financial
instruments acquired from Concho were contractually

settled.

In connection with the settlement, we paid $692
million in the first quarter of 2021 and will

pay the remaining $69 million in the second

quarter of 2021.

For
additional information, see Note 10—Derivative

and Financial Instruments in the Notes to

Consolidated
Financial Statements.

Investing Activities
In the first quarter of 2021, we invested $1.2 billion

in capital expenditures.

Our 2021 operating plan capital
expenditures is $5.5 billion compared with

$4.7 billion in 2020.

See the “Capital Expenditures and
Investments” section, for information about our

capital expenditures and investments.

We completed our acquisition of Concho on January 15, 2021.

The assets acquired in the transaction included
$382 million of cash which is reflected in the

“Net Cash Used in Investing Activities” section

of our
consolidated statement of cash flows. See Note 3—Acquisitions and Dispositions, in the Notes to Consolidated
Financial Statements for additional information.

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

Investing activities in the first quarter of 2021 included

net purchases of $499 million of investments,

of which
$466 million was invested in short-term instruments

and $33 million was invested in long-term instruments.
See Note 10—Derivative and Financial Instruments,

in the Notes to Consolidated Financial

Statements for
additional information.

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
credit facility at March 31, 2021.

We may consider issuing additional commercial paper in the future to supplement our cash position.

On January 15, 2021, we completed the acquisition

of Concho in an all-stock transaction. In the acquisition,
we assumed Concho’s publicly traded debt, which was recorded at fair value of $4.7 billion on the acquisition
date.

See Note 3—Acquisitions and Dispositions and

Note 6—Debt, in the Notes to Consolidated

Financial
Statements for additional information.

In May 2021, we reaffirmed our commitment to

preserving a top-tier
balance sheet with an intent to reduce the company’s gross debt by $5 billion over the next five years, driving a
more resilient and efficient capital structure.

In October 2020, Moody’s affirmed its rating of our senior long-term debt of “A3”

with a “stable” outlook, and
affirmed its rating of our short-term debt as “Prime-2.”

In January 2021, Fitch affirmed its rating of our long-
term debt as “A” with a “stable” outlook and affirmed its

rating of our short-term debt as “F1+.”

On January
25, 2021, S&P revised the industry risk assessment

for the E&P industry to “Moderately High” from
“Intermediate” based on a view of increasing risks

from the energy transition, price volatility, and weaker
profitability.

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
of credit as collateral.

At March 31, 2021 and December 31, 2020,

we had direct bank letters of credit of $309
million and $249 million, respectively, which secured performance obligations related to various purchase
commitments incident to the ordinary conduct of business.

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
●

Non-Obligated Subsidiaries are excluded

from the presentation.

Upon completion of the Concho Acquisition

on January 15, 2021, we assumed Concho’s publicly traded debt of approximately $3.9 billion in aggregate principal

amount, which was recorded at fair value

of $4.7 billion
on the acquisition date.

We completed a debt exchange offer that settled on February 8, 2021, of which 98 percent, or approximately $3.8 billion in aggregate

principal amount of Concho’s notes, were tendered and
accepted for new debt issued by ConocoPhillips.

The new debt issued in the exchange is fully

and
unconditionally guaranteed by ConocoPhillips

Company.

Both the guarantor and issuer of the exchange debt
is reflected within the Obligor Group presented

here.

See Note 3—Acquisitions and Dispositions

and Note
6—Debt, in the Notes to Consolidated Financial

Statements for additional information.

Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are
presented below:

Summarized Income Statement Data
Millions of Dollars
Three Months Ended
March 31, 2021
Revenues and Other Income $ 6,607
Income (loss) before income taxes 1,092
Net income (loss) 982
Net Income (Loss) Attributable to ConocoPhillips 982

Summarized Balance Sheet Data
Millions of Dollars
March 31

2021
December 31
2020
Current assets $ 9,067 8,535
Amounts due from Non-Obligated Subsidiaries, current 673 440
Noncurrent assets 56,845 37,180
Amounts due from Non-Obligated Subsidiaries, noncurrent 8,528 7,730
Current liabilities 4,564 3,797
Amounts due to Non-Obligated Subsidiaries, current 1,889 1,365
Noncurrent liabilities 24,750 18,627
Amounts due to Non-Obligated Subsidiaries, noncurrent 5,756 3,972

Capital Requirements

For information about our capital expenditures

and investments, see the “Capital Expenditures

and
Investments” section.

Our debt balance as of March 31, 2021, was $20.0

billion compared with $15.4 billion at

December 31, 2020.

The increase of $4.6 billion is due to debt assumed

in the Concho acquisition.

The current portion of debt,
including payments for finance leases, is $0.7

billion.

Payments will be made using current cash balances

and
cash generated by operations.

See Note 6—Debt, in the Notes to Consolidated

Financial Statements for
additional information on debt.

We believe in delivering value to our shareholders through a growing and sustainable dividend supplemented
by additional returns of capital, including share repurchases.

In 2020, we paid $1.8 billion,

equating to $1.69
per share of common stock, in dividends.

On February 2, 2021, we announced a quarterly

dividend of $0.43
per share.

The dividend was paid on March 1, 2021, to stockholders

of record at the close of business on
February 12, 2021.

On May 4, 2021, we announced a quarterly

dividend of $0.43

per share, payable June 1,
2021, to stockholders of record at the close of business

on May 14, 2021.

In late 2016, we initiated our current share repurchase

program, which has a total program authorization

to
repurchase $25 billion of our common stock.

In February 2021, we resumed the program

at an annualized
level of $1.5 billion.

In May 2021, we announced our plan to dispose

of our 208 million shares of Cenovus
Energy by year-end 2022.

The sales pace will be guided by market conditions,

with ConocoPhillips retaining
discretion to adjust accordingly.

The proceeds from this disposition will be deployed

towards incremental
share repurchases.

In the first quarter of 2021, we repurchased

7 million shares at a cost of $375 million.

Since the inception of the program we have repurchased

196 million shares at a cost of $10.9 billion.

Our dividend and share repurchase programs are

subject to numerous considerations, including

market
conditions, management discretion and other factors.

See “Item 1A—Risk Factors – Our ability to declare

and
pay dividends and repurchase shares is subject to

certain considerations” in Part I—Item

1A in our 2020
Annual Report on Form 10-K.

Capital Expenditures and Investments
Millions of Dollars
Three Months Ended
March 31
2021 2020
Alaska $ 235 509
Lower 48 718 776
Canada 33 74
Europe, Middle East and North Africa 121 121
Asia Pacific 76 103
Other International 6 53
Corporate and Other 11 13
Capital expenditures and investments $ 1,200 1,649

During the first quarter of 2021, capital expenditures

and investments supported key exploration

and
development programs, primarily:

●

Development and appraisal activities

in the Lower 48, primarily Permian, Eagle Ford,

and Bakken.
●

Appraisal and development activities

in Alaska related to the Western North Slope and development activities in the Greater Kuparuk Area.
●

Appraisal activities in liquids-rich plays and optimization

of oils sands development in Canada.
●

Continued development activities across assets

in Norway.
●

Continued development activities in China, Malaysia

and Indonesia.

In February 2021, we announced 2021 operating

plan capital expenditures of $5.5 billion.

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

Our primary exposures for such matters
relate to alleged royalty and tax underpayments

on certain federal, state and privately owned

properties,

and
claims of alleged environmental contamination

from historic operations.

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
our 2020 Annual Report on Form 10-K.

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

As of March 31, 2021,
there were 15 sites around the U.S. in

which we were identified as a potentially responsible

party under
CERCLA and comparable state laws.

At March 31, 2021,

our balance sheet included a total environmental

accrual of $188 million, compared with
$180 million at December 31, 2020,

for remediation activities in the U.S. and

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

For examples of legislation or precursors
for possible regulation and factors on which the

ultimate impact on our financial performance

will depend, see
the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of
Operations on pages 67–69 of our 2020 Annual

Report on Form 10-K.

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
●

Our ability to successfully integrate Concho’s business and fully achieve the expected benefits and
cost reductions associated with the transaction

with Concho in a timely manner or at all.
●

The risk that we will be unable to retain and hire

key personnel.
●

Unanticipated difficulties or expenditures relating to integration with Concho.
●

Uncertainty as to the long-term value of our common

stock.
●

The diversion of management time on integration-related

matters.
●

The factors generally described in Part I—Item

1A in our 2020 Annual Report on Form

10-K and any
additional risks described in our other filings

with the SEC.

Item 3.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Other information about market risks for

the three months ended March 31, 2021, does

not differ materially
from that discussed under Item 7A in our 2020

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

As of March 31,
2021, with the participation of our management,

our Chairman and Chief Executive Officer (principal
executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer)
carried out an evaluation, pursuant to Rule 13a-15(b)

of the Act, of ConocoPhillips’ disclosure controls

and
procedures (as defined in Rule 13a-15(e) of the

Act).

Based upon that evaluation, our Chairman and

Chief
Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure
controls and procedures were operating effectively as of

March 31, 2021.

There have been no changes in our internal

control over financial reporting, as defined

in Rule 13a-15(f) of the
Act, in the period covered by this report that

have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART

II.

OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

There are no new material legal proceedings

or material developments with respect to

matters previously
disclosed in Item 3 of our 2020 Annual Report

on Form 10-K.

Item 1A. Risk Factors
There have been no material changes from the

risk factors disclosed in Item 1A of our 2020

Annual Report on
Form 10-K.

Item 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Millions of Dollars
Period
Total Number
of Shares
Purchased *
Average Price
Paid per Share
Total Number of
Shares Purchased
as Part of Publicly
Announced Plans
or Programs
Approximate Dollar
Value

of Shares
That May Yet Be
Purchased Under the
Plans or Programs
January 1-31, 2021 - $ - - $ 14,483
February 1-28, 2021 1,767,507 48.49 1,767,507 14,397
March 1-31, 2021 5,219,017 55.43 5,219,017 14,108
6,986,524 6,986,524
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase

program, which has a current total program
authorization of $25 billion of our common stock.

In February 2021,

we resumed

our share repurchase
program at an annualized level of $1.5 billion.

In May 2021, we announced a plan to dispose

of our 208
million shares of Cenovus Energy by year-end 2022.

The sales pace will be guided by market

conditions, with
ConocoPhillips retaining discretion to adjust accordingly.

The proceeds from this disposition will be deployed
towards incremental share repurchases.

As of March 31, 2021,

we had repurchased $10.9 billion of shares, with $14.1

billion remaining under our
current authorization.

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

Factors on page 31 of our 2020 Annual Report

on

Form 10-K.

Item 6.

EXHIBITS

10.1*
Form of Retention Award Terms and Conditions, as part of the Restricted Stock Unit Award, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips,
dated January 1, 2021.

10.2*
Amendment and Restatement of ConocoPhillips Executive Severance Plan, dated January 15,
2021.

10.3*
Form of Inducement Grant Award Agreement under the 2014 Omnibus Stock and Performance
Incentive Plan of ConocoPhillips, dated January 15, 2021.

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
/s/ Kontessa S. Haynes-Welsh
Kontessa S. Haynes-Welsh
Chief Accounting Officer
May 6, 2021