Form 10-Q
period 2021-06-30
CONOCOPHILLIPS
filed 2021-08-05
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
[
X
]
QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended

June 30, 2021

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
1,339,082,083

shares of common stock, $.01 par value,

outstanding at June 30, 2021.

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
……………………………….. .. 59
Item 4. Controls and Procedures
………………………………………………………………………

.
59
Part II—Other Information
Item 1. Legal Proceedings
……………………………………………………………………………..

.
59
Item 1A. Risk Factors
…………………………………………………………………………………

.
59
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
………………………………...

.
60
Item 6. Exhibits
………………………………………………………………………………………..

.
61
Signature
………………………………………………………………………………………………….

.
62

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
MMBOED
equivalent per day
millions of barrels of oil
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
G&G geological and geophysical ICSID
World Bank’s

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

FINANCIAL INFORMATION

Item 1.

FINANCIAL STATEMENTS

Consolidated Income Statement ConocoPhillips

Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2021 2020 2021 2020
Revenues and Other Income
Sales and other operating revenues $
9,556
2,749
19,382
8,907
Equity in earnings of affiliates
139
77
261
311
Gain on dispositions
59
596
292
554
Other income (loss)
457
594
835
(945)
Total Revenues and

Other Income
10,211
4,016
20,770
8,827
Costs and Expenses
Purchased commodities
2,998
1,130
7,481
3,791
Production and operating expenses
1,379
1,047
2,762
2,220
Selling, general and administrative expenses
117
156
428
153
Exploration expenses
57
97
141
285
Depreciation, depletion and amortization
1,867
1,158
3,753
2,569
Impairments
2
(2)
(1)
519
Taxes other than income

taxes
381
141
751
391
Accretion on discounted liabilities
63
66
125
133
Interest and debt expense
220
202
446
404
Foreign currency transaction (gain) loss
10
7
29
(83)
Other expenses
37
(7)
61
(13)
Total Costs and Expenses
7,131
3,995
15,976
10,369
Income (loss) before income taxes
3,080
21
4,794
(1,542)
Income tax provision (benefit)
989
(257)
1,721
(109)
Net income (loss)
2,091
278
3,073
(1,433)
Less: net income attributable to noncontrolling interests
-
(18)
-
(46)
Net Income (Loss) Attributable to ConocoPhillips $
2,091
260
3,073
(1,479)
Net Income (Loss) Attributable to ConocoPhillips Per Share
of Common Stock (dollars)
Basic $
1.55
0.24
2.32
(1.37)
Diluted
1.55
0.24
2.31
(1.37)
Average Common

Shares Outstanding
(in thousands)
Basic
1,348,637
1,076,659
1,324,639
1,080,610
Diluted
1,353,201
1,077,606
1,329,507
1,080,610
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income ConocoPhillips

Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2021 2020 2021 2020
Net Income (Loss) $
2,091
278
3,073
(1,433)
Other comprehensive income (loss)
Defined benefit plans
Reclassification adjustment for amortization of prior
service credit included in net income (loss)
(10)
(8)
(19)
(16)
Net actuarial gain arising during the period
30
-
105
5
Reclassification adjustment for amortization of net actuarial losses included in net income (loss)
63
18
88
36
Income taxes on defined benefit plans
(19)
(3)
(40)
(7)
Defined benefit plans, net of tax
64
7
134
18
Unrealized holding gain (loss) on securities
-
6
(1)
3
Income taxes on unrealized holding gain on securities
-
(2)
-
(1)
Unrealized holding gain (loss) on securities, net of tax
-
4
(1)
2
Foreign currency translation adjustments
96
309
165
(490)
Income taxes on foreign currency translation adjustments
-
-
-
2
Foreign currency translation adjustments, net of tax
96
309
165
(488)
Other Comprehensive Income (Loss), Net of

Tax
160
320
298
(468)
Comprehensive Income (Loss)
2,251
598
3,371
(1,901)
Less: comprehensive income attributable to noncontrolling interests
-
(18)
-
(46)
Comprehensive Income (Loss) Attributable to

ConocoPhillips
$
2,251
580
3,371
(1,947)
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet ConocoPhillips

Millions of Dollars
June 30 December 31
2021 2020
Assets
Cash and cash equivalents $
6,608
2,991
Short-term investments
2,251
3,609
Accounts and notes receivable (net of allowance of $
2

and $
4
, respectively)
4,401
2,634
Accounts and notes receivable—related parties
123
120
Investment in Cenovus Energy
1,802
1,256
Inventories
1,138
1,002
Prepaid expenses and other current assets
849
454
Total Current Assets
17,172
12,066
Investments and long-term receivables
8,013
8,017
Loans and advances—related parties
59
114
Net properties, plants and equipment
(net of accumulated DD&A of $
65,572

and $
62,213
, respectively)
57,717
39,893
Other assets
2,442
2,528
Total Assets $
85,403
62,618
Liabilities
Accounts payable $
3,591
2,669
Accounts payable—related parties
22
29
Short-term debt
1,205
619
Accrued income and other taxes
1,406
320
Employee benefit obligations
571
608
Other accruals
1,355
1,121
Total Current Liabilities
8,150
5,366
Long-term debt
18,805
14,750
Asset retirement obligations and accrued environmental costs
5,819
5,430
Deferred income taxes
5,331
3,747
Employee benefit obligations
1,297
1,697
Other liabilities and deferred credits
1,725
1,779
Total Liabilities
41,127
32,769
Equity
Common stock (
2,500,000,000

shares authorized at $
0.01

par value)
Issued (2021—
2,087,542,804

shares; 2020—
1,798,844,267

shares)
Par value
21
18
Capital in excess of par
60,337
47,133
Treasury stock (at cost: 2021—
748,460,721

shares; 2020—
730,802,089

shares)
(48,278)
(47,297)
Accumulated other comprehensive loss
(4,920)
(5,218)
Retained earnings
37,116
35,213
Total Equity
44,276
29,849
Total Liabilities and Equity $
85,403
62,618
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows ConocoPhillips

Millions of Dollars
Six Months Ended
June 30
2021 2020
Cash Flows From Operating Activities
Net income (loss) $
3,073
(1,433)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization
3,753
2,569
Impairments
(1)
519
Dry hole costs and leasehold impairments
7
70
Accretion on discounted liabilities
125
133
Deferred taxes
567
(320)
Undistributed equity earnings
317
404
Gain on dispositions
(292)
(554)
(Gain) loss on investment in Cenovus Energy
(726)
1,140
Other
(688)
(244)
Working

capital adjustments
Decrease (increase) in accounts and notes receivable
(794)
1,746
Increase in inventories
(89)
(27)
Increase in prepaid expenses and other current assets
(388)
(149)
Increase (decrease) in accounts payable
323
(754)
Increase (decrease) in taxes and other accruals
1,144
(838)
Net Cash Provided by Operating Activities
6,331
2,262
Cash Flows From Investing Activities
Cash acquired from Concho
382
-
Capital expenditures and investments
(2,465)
(2,525)
Working

capital changes associated with investing activities
2
(251)
Proceeds from asset dispositions
160
1,313
Net sales (purchases) of investments
1,302
(1,030)
Collection of advances/loans—related parties
52
66
Other
86
(35)
Net Cash Used in Investing Activities
(481)
(2,462)
Cash Flows From Financing Activities
Repayment of debt
(44)
(214)
Issuance of company common stock
(25)
2
Repurchase of company common stock
(981)
(726)
Dividends paid

(1,171)
(913)
Other
3
(28)
Net Cash Used in Financing Activities
(2,218)
(1,879)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash
9
(93)
Net Change in Cash, Cash Equivalents and Restricted Cash
3,641
(2,172)
Cash, cash equivalents and restricted cash at beginning of period
3,315
5,362
Cash, Cash Equivalents and Restricted Cash at End of Period $
6,956
3,190
Restricted cash of $
95

million and $
253

million are included in the "Prepaid expenses and other current assets" and "Other assets" lines, respectively, of our Consolidated Balance Sheet as of June 30, 2021.
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

10-K.

Note 2—Inventories
Inventories consisted of the following:
Millions of Dollars
June 30

December 31
2021 2020
Crude oil and natural gas $
572
461
Materials and supplies
566
541
$
1,138
1,002

Inventories valued on the LIFO basis totaled

$
348

million and $
282

million at June 30, 2021 and December
31, 2020, respectively.

Note 3—Acquisitions and Dispositions

Acquisition of
Concho Resources Inc.

(Concho)
We completed our acquisition of Concho on
January 15, 2021

and as defined under the terms of the

transaction
agreement, each share of Concho common stock

was exchanged for
1.46

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
37
Investments and long-term receivables
333
Net properties, plants and equipment
18,971
Other assets
62
Total assets acquired $
20,572
Liabilities Assumed
Accounts payable $
638
Accrued income and other taxes
49
Employee benefit obligations
4
Other accruals
510
Long-term debt
4,696
Asset retirement obligations and accrued environmental

costs
310
Deferred income taxes
1,123
Other liabilities and deferred credits
117
Total liabilities assumed $
7,447
Net assets acquired $
13,125

With the completion of the Concho transaction, we acquired proved and unproved properties of approximately
$
11.8

billion and $
6.9

billion, respectively.

We recognized approximately $
157

million of transaction-related costs that

were expensed in the first quarter
of 2021.

These non-recurring costs related primarily

to fees paid to advisors and the settlement of

share-based
awards for certain Concho employees based

on the terms of the Merger Agreement.

In the first quarter of 2021, we commenced a restructuring

program,

the scope of which included combining
the operations of the two companies.

For the three-

and six-month periods ending June 30, 2021,

we
recognized non-recurring restructuring costs mainly

for employee severance and related incremental pension
benefit costs of approximately $
23

million and $
157

million, respectively.

The impact from these transaction and restructuring

costs to the lines of our consolidated income statement

for
the six-month period ending June 30, 2021, are below:

Millions of Dollars
Transaction Cost Restructuring Cost Total Cost
Production and operating expenses $
70
70
Selling, general and administration expenses
135
52
187
Exploration expenses
18
4
22
Taxes other than income taxes
4
2
6
Other expenses
-
29
29
$
157
157
314

On February 8, 2021, we completed a debt exchange

offer related to the debt assumed from Concho.

As a
result of the debt exchange, we recognized an additional

income tax related restructuring charge of $
75
million.

See Note 18 for additional information.

From the acquisition date through June 30, 2021,

“Total Revenues and Other Income” and “Net Income (Loss)
Attributable to ConocoPhillips” associated with the

acquired Concho business were approximately

$
2,637
million and $
828

million, respectively.

The results associated with the Concho business

include a before- and
after-tax loss of $
305

million and $
233

million, respectively, on the acquired derivative contracts.

The before-
tax loss is recorded within “Total Revenues and Other Income” on our consolidated income statement.

See

Note 10 for additional information.

The following summarizes the unaudited supplemental

pro forma financial information as if we had completed
the acquisition of Concho on January 1, 2020:

Millions of Dollars
Supplemental Pro Forma (unaudited) Three Months Ended
June 30, 2020
Six Months Ended
June 30, 2020
Total revenues and other income $
4,065
11,365
Net loss
(229)
(619)
Net loss attributable to ConocoPhillips
(247)
(665)
$ per share
Earnings per share: Three Months Ended
June 30, 2020
Six Months Ended
June 30, 2020
Basic net loss $
(0.18)
(0.49)
Diluted net loss
(0.18)
(0.49)

The unaudited supplemental pro forma financial

information is presented for illustration purposes

only and is
not necessarily indicative of the operating results

that would have occurred had the transaction been

completed
on January 1, 2020, nor is it necessarily indicative

of future operating results of the combined entity.

The
unaudited pro forma financial information

for the three-

and six-month periods ending June 30, 2020 is a result
of combining the consolidated income statement

of ConocoPhillips with the results of Concho.

The pro forma
results do not include transaction-related costs,

nor any cost savings anticipated as a result

of the transaction.

The pro forma results include adjustments to

reverse impairment expense of $
10.5

billion and $
1.9

billion
recorded by Concho in the six-month period ending

June 30, 2020, related to oil and gas properties

and
goodwill, respectively.

Other adjustments made relate primarily to

DD&A, which is based on the unit-of-
production method, resulting from the purchase

price allocated to properties, plants and equipment.

We
believe the estimates and assumptions are reasonable,

and the relative effects of the transaction are properly
reflected.

Assets Sold
In 2020, we completed the sale of our Australia-West asset and operations.

The sales agreement entitled us to
a $
200

million payment upon a final investment

decision (FID) of the Barossa development

project.

On March
30, 2021, FID was announced and as such,

we recognized a $
200

million gain on disposition in the first

quarter
of 2021.

The purchaser failed to pay the FID bonus when

due.

We have commenced an arbitration proceeding
against the purchaser to enforce our contractual right

to the $
200

million, plus interest accruing from the due
date.

Results of operations related to this transaction

are reflected in our Asia Pacific segment.

See Note 9 for

additional information.

In 2017, we completed the sale of our
50

percent nonoperated interest in the Foster Creek

Christina Lake
(FCCL) Partnership, as well as the majority of

our western Canada gas assets to Cenovus Energy (CVE).

Consideration for the transaction included a five-year, uncapped contingent payment. The contingent payment, calculated on a quarterly basis, is $6 million CAD for every $1 CAD by which the WCS quarterly average crude price exceeds $52 CAD per barrel
. For the three- and six-months ended June

30, 2021, we recorded
contingent payments of $
68

million and $
94

million, respectively.

No

contingent payments were recorded in
2020.

Contingent payments are recorded as gain on dispositions

on our consolidated income statement and
reflected in our Canada segment.

Planned Dispositions
In July 2021, we entered into divestiture agreements

to sell our interests in certain noncore assets

in our Lower
48 segment.

Proceeds from these agreements total approximately

$
0.2

billion before customary adjustments.

The transactions are expected to close in the third

quarter of 2021.

Note 4—Investments, Loans and Long-Term Receivables

Australia Pacific LNG Pty Ltd (APLNG)
APLNG executed project financing agreements

for an $
8.5

billion project finance facility in 2012.

All
amounts were drawn from the facility.

The project financing facility has been restructured

over time and at
June 30, 2021, this facility was composed of a financing

agreement with the Export-Import Bank of

the United
States, a commercial bank facility and two

United States Private Placement note facilities.

APLNG made its
first principal and interest repayment in March

2017 and is scheduled to make bi-annual payments

until
September 2030.

At June 30, 2021, a balance of $
6.0

billion was outstanding on the current

facilities.

See
Note 8 for additional information.

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

323, “Investments – Equity Method and
Joint Ventures.”

Due primarily to improved outlooks for

commodity prices and the strengthening of the

U.S.
dollar relative to the Australian dollar during the first

six months of 2021, the estimated fair

value of our
investment increased and is above carrying value

at June 30, 2021.

We will continue to monitor the
relationship between the carrying value and fair

value of APLNG.

At June 30, 2021, the carrying value of our equity

method investment in APLNG was

$
6.4

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

At June 30, 2021, significant loans to affiliated
companies included $
168

million in project financing to Qatar Liquefied

Gas Company Limited (3).

On our consolidated balance sheet, the long-term

portion of these loans is included in the “Loans

and
advances—related parties” line, while the short-term

portion is in the “Accounts and notes receivable—related
parties” line.

Note 5—Investment in Cenovus Energy

Our investment in CVE shares is carried on our

consolidated balance sheet at fair value of

$
1.8

billion based
on the closing price of $
9.58

per share on the NYSE on the last trading day of

the quarter.

At June 30, 2021
and December 31, 2020, we held
188

million and
208

million shares of CVE common

stock, respectively.

At
June 30, 2021, our investment approximated
9.3

percent of the issued and outstanding CVE common

stock.

During the second quarter, we sold
20

million shares of our CVE common stock, recognizing

proceeds of $
180
million, of which $
166

was received in the second quarter.

Subject to market conditions, we intend to
continue to decrease our investment over time.

All gains and losses are recognized within “Other income

(loss)” on our consolidated income statement.

Proceeds related to the sale of our CVE shares

are presented within “Cash Flows from

Investing Activities” on
our consolidated cash flow statement.

See Note 11 for additional information related to fair value measurement.

Gains and losses recorded in other income (loss)

for our investment in CVE were:
Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2021 2020 2021 2020
Total net gain (loss) on equity securities $
418
551
726
(1,140)
Less: Net gain on equity securities sold during

the period
(31)
-
(60)
-
Unrealized gain (loss) on equity securities still

held at

the reporting date
$
387
551
666
(1,140)

Note 6—Debt

Our debt balance at June 30, 2021, was $
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

In the first quarter of 2021, we completed a debt

exchange offer related to the debt assumed from Concho.

Of
the approximately $
3.9

billion in aggregate principal amount of Concho’s senior notes offered in the exchange,
98

percent, or approximately $
3.8

billion, were tendered and accepted.

The new debt issued by
ConocoPhillips had the same interest rates

and maturity dates as the Concho senior notes.

The portion not
exchanged, approximately $
67

million, remained outstanding across five series

of senior notes issued by
Concho.

The debt exchange was treated as a debt modification

for accounting purposes resulting in a portion
of the unamortized fair value adjustment of the Concho

senior notes allocated to the new debt

issued by
ConocoPhillips on the settlement date of the exchange.

The new debt issued in the exchange is fully

and
unconditionally guaranteed by ConocoPhillips

Company.

See Note 3 for additional information on our
Concho acquisition.

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

The facility agreement calls for commitment

fees on available, but
unused, amounts.

The facility agreement also contains early

termination rights if our current directors or

their
approved successors cease to be a majority of

the Board of Directors.

The revolving credit facility supports our ability

to issue up to $
6.0

billion of commercial paper.

Commercial
paper is generally limited to
maturities of 90 days

and is included in the short-term debt on our consolidated
balance sheet. With $
300

million of commercial paper outstanding and
no

direct borrowings or letters of
credit, we had access to $
5.7

billion in available borrowing capacity under our revolving

credit facility at June
30, 2021.

At December 31, 2020, we had $
300

million of commercial paper outstanding

and
no

direct
borrowings or letters of credit issued.

In January 2021, Fitch affirmed its rating of our long-term debt as “A” with a “stable” outlook and affirmed its rating of our short-term debt as “F1+.” On January 25, 2021, S&P revised its industry risk assessment of the
E&P industry to “Moderately High” from “Intermediate” based on a view of increasing risks from the energy transition, price volatility, and weaker profitability. On February 11, 2021, S&P downgraded its rating of our long-term debt from “A” to “A-” with a “stable” outlook and downgraded its rating of our short-term debt from “A-1” to “A-2.” In May 2021, Moody’s affirmed its rating of our senior long-term debt of “A3” with a
“stable” outlook. Moody’s rates our short-term debt as “Prime-2.” We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity, upon downgrade of our credit ratings. If our credit ratings are downgraded from their current levels, it could increase the cost of corporate debt available to us and restrict our access to the commercial paper markets. If our credit rating were to deteriorate to a level prohibiting us from accessing the commercial paper market, we would still be able to access funds under our revolving credit facility
.

At June 30, 2021, we had $
283

million of certain variable rate demand bonds (VRDBs)

outstanding with
maturities ranging through 2035.

The VRDBs are redeemable at the option of the

bondholders on any business
day.

If they are ever redeemed, we have the ability

and intent to refinance on a long-term basis,

therefore, the
VRDBs are included in the “Long-term debt” line

on our consolidated balance sheet.

Note 7—Changes in Equity
Millions of Dollars
Attributable to ConocoPhillips
Common Stock
Par
Value
Capital in
Excess of
Par
Treasury
Stock
Accum. Other
Comprehensive
Income (Loss)
Retained
Earnings
Non-
Controlling
Interests Total
For the three months ended June 30, 2021
Balances at March 31, 2021 $
21
60,278
(47,672)
(5,080)
35,608
43,155
Net income
2,091
2,091
Other comprehensive income
160
160
Dividends paid ($
0.43

per common share)
(583)
(583)
Repurchase of company common stock
(606)
(606)
Distributed under benefit plans
59
59
Balances at June 30, 2021 $
21
60,337
(48,278)
(4,920)
37,116
44,276
For the six months ended June 30,

2021
Balances at December 31, 2020 $
18
47,133
(47,297)
(5,218)
35,213
29,849
Net income
3,073
3,073
Other comprehensive income
298
298
Dividends paid ($
0.86

per common share)
(1,171)
(1,171)
Acquisition of Concho
3
13,122
13,125
Repurchase of company common stock
(981)
(981)
Distributed under benefit plans
82
82
Other

1
1
Balances at June 30, 2021 $
21
60,337
(48,278)
(4,920)
37,116
44,276
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
Dispositions
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
(32)
(32)
Dispositions
(84)
(84)
Distributed under benefit plans
96
96
Other

1
1
1
3
Balances at June 30, 2020 $
18
47,079
(47,130)
(5,825)
37,351
-
31,493

Note 8—Guarantees

At June 30, 2021, we were liable for certain

contingent obligations under various contractual

arrangements as
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

APLNG Guarantees
At June 30, 2021, we had outstanding multiple

guarantees in connection with our
37.5

percent ownership
interest in APLNG.

The following is a description of the guarantees

with values calculated utilizing June 2021
exchange rates:

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

At June 30, 2021, the carrying value of this

guarantee was $
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
710

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
24 years or the life of the venture
.

Our maximum potential amount of future payments

related to these
guarantees is approximately $
180

million and would become payable if APLNG

does not perform.

At
June 30, 2021, the carrying value of these guarantees

was $
11

million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately

$
740
million, which consist primarily of guarantees

of the residual value of leased office buildings, guarantees of the
residual value of corporate aircrafts, and a guarantee

for our portion of a joint venture’s project finance reserve accounts.

These guarantees have remaining terms of
two to five years

and would become payable if certain
asset values are lower than guaranteed amounts

at the end of the lease or contract term, business

conditions
decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties.

At
June 30, 2021, the carrying value of these guarantees

was $
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

See Note 9 for additional information
about environmental liabilities.

The carrying amount recorded for these indemnification

obligations at June
30, 2021, was $
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

Environmental
We are subject to international, federal, state and local environmental laws and regulations and record accruals
for environmental liabilities based on management’s best estimates.

These estimates are based on currently
available facts, existing technology, and presently enacted laws and regulations,

taking into account
stakeholder and business considerations.

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

At June 30, 2021, our balance sheet included a total

environmental accrual of $
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

Our primary exposures for such matters
relate to alleged royalty and tax underpayments

on certain federal, state and privately owned

properties, claims
of alleged environmental contamination from

historic operations, and other contract disputes.

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
utilized.

In addition, at June 30, 2021, we had performance

obligations secured by letters of credit of

$
222

million (issued as direct bank letters of

credit) related to various purchase commitments

for materials,
supplies, commercial activities and services incident

to the ordinary conduct of business.

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
22

of the lawsuits and will
vigorously defend against them.

Because Plaintiffs’ SLCRMA theories are unprecedented,

there is uncertainty
about these claims (both as to scope and damages)

and we continue to evaluate our exposure in these

lawsuits.

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

On May 10, 2021, ConocoPhillips filed

arbitration under the rules of the Singapore International

Arbitration
Centre (SIAC) against Santos KOTN Pty Ltd. and

Santos Limited for their failure to timely

pay the $
200
million bonus due upon a final investment decision

(FID) of the Barossa development project under

the sale
and purchase agreement.

Santos KOTN Pty Ltd. and Santos Limited

have filed a response and counterclaim,
and the arbitration is underway.

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
Millions of Dollars
June 30 December 31
2021 2020
Assets
Prepaid expenses and other current assets $
685
229
Other assets
89
26
Liabilities
Other accruals
688
202
Other liabilities and deferred credits
64
18

The gains (losses) from commodity derivatives

incurred, and the line items where they appear

on our
consolidated income statement were:
Millions of Dollars

Three Months Ended
Six Months Ended
June 30 June 30
2021 2020 2021 2020
Sales and other operating revenues $
(100)
(50)
(379)
(3)
Other income (loss)
(1)
3
16
5
Purchased commodities
132
24
145
(2)

On January 15, 2021, we assumed financial derivative

instruments consisting of oil and natural gas

swaps in
connection with the acquisition of Concho.

At the acquisition date, the financial derivative

instruments
acquired were recognized at fair value as a net liability

of $
456

million with settlement dates under the
contracts through December 31, 2022.

During the first quarter of 2021, we recognized

a loss of $
173

million
on Concho derivative contracts with settlement

dates on or before March 31, 2021, and an additional

$
132
million loss related to all remaining Concho derivative

contracts with settlement dates subsequent

to March 31,
2021, for a total loss of $
305

million.

This loss associated with the acquired financial

instruments is recorded
within the “Sales and other operating revenues”

line on our consolidated income statement.

By the end of March 2021, all oil and natural

gas derivative financial instruments acquired from

Concho were
contractually settled.

In connection with the settlement, we issued

a cash payment of $
692

million in the first
quarter of 2021 and $
69

million in the second quarter of 2021.

Cash settlements related to the Concho
derivative contracts

are presented within “Cash Flows From

Operating Activities” on our consolidated cash
flow statement.

The table below summarizes our material net exposures

resulting from outstanding commodity

derivative
contracts:
Open Position
Long/(Short)
June 30 December 31
2021 2020
Commodity
Natural gas and power (billions of cubic feet equivalent)

Fixed price
18
(20)

Basis
(6)
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

The following investments are carried on our

consolidated balance sheet at cost, plus accrued

interest and the
table reflects remaining maturities at June

30, 2021 and December 31, 2020:
Millions of Dollars
Carrying Amount
Cash and Cash Equivalents Short-Term Investments
Investments and Long-
Term Receivables
June 30 December 31 June 30 December 31 June 30 December 31
2021 2020 2021 2020 2021 2020
Cash $
899
597
Demand Deposits
1,541
1,133
Time Deposits
1 to 90 days
4,104
1,225
1,537
2,859
91 to 180 days
270
448
Within one year
209
13
One year through five years
2
1
U.S. Government Obligations
1 to 90 days
16
23
-
-
$
6,560
2,978
2,016
3,320
2
1

The following investments in debt securities

classified as available for sale are carried at

fair value on our
consolidated balance sheet at June 30, 2021 and

December 31, 2020:
Millions of Dollars
Carrying Amount
Cash and Cash Equivalents Short-Term Investments
Investments and Long-Term
Receivables
June 30 December 31 June 30 December 31 June 30 December 31
2021 2020 2021 2020 2021 2020
Major Security Type
Corporate Bonds $
-
-
105
130
182
143
Commercial Paper
48
13
116
155
U.S. Government Obligations
-
-
2
4
8
13
U.S. Government Agency

Obligations
10
17
Foreign Government Obligations
10
-
-
2
Asset-backed Securities
2
-
52
41
$
48
13
235
289
252
216
Cash and Cash Equivalents and Short-Term Investments have remaining maturities within one year.
Investments and Long-Term Receivables have remaining maturities greater than one year through eight years.

The following table summarizes the amortized

cost basis and fair value of investments in

debt securities
classified as available for sale:
Millions of Dollars
Amortized Cost Basis Fair Value
June 30 December 31 June 30 December 31
2021 2020 2021 2020
Major Security Type
Corporate bonds $
286
271
287
273
Commercial paper
164
168
164
168
U.S. government obligations
10
17
10
17
U.S. government agency obligations
10
17
10
17
Foreign government obligations
10
2
10
2
Asset-backed securities
54
41
54
41
$
534
516
535
518

At June 30, 2021 and December 31, 2020, total unrealized

losses for debt securities classified as available

for
sale with net losses were negligible.

Additionally, at June 30, 2021 and December 31, 2020, investments in
these debt securities in an unrealized loss

position for which an allowance for

credit losses has not been
recorded were negligible.

For the three-

and six-month periods ended June 30, 2021,

proceeds from sales and redemptions of investments
in debt securities classified as available for sale

were $
173

million and $
320

million, respectively.

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

Our cash equivalents and short-term investments

are placed in high-quality commercial paper,
government money market funds, government debt

securities, time deposits with major international

banks and
financial institutions, high-quality corporate

bonds,

foreign government obligations and asset-backed
securities.

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

The aggregate fair value of all derivative

instruments with such credit risk-related contingent

features that were
in a liability position at June 30, 2021 and December

31, 2020, was $
86

million and $
25

million, respectively.

For these instruments,
no

collateral was posted at June 30, 2021 or December

31, 2020.

If our credit rating had
been downgraded below investment grade at June

30, 2021, we would have been required to post

$
70

million
of additional collateral, either with cash or letters

of credit.

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

There were no material transfers into or

out of Level 3 during
the three- and six-month periods ended June 30, 2021,

nor during the year ended December 31, 2020.

Recurring Fair Value Measurement
Financial assets and liabilities reported at fair

value on a recurring basis primarily include

our investment in
CVE common shares,

our investments in debt securities classified

as available for sale, and commodity
derivatives.

●

Level 1 derivative assets and liabilities primarily

represent exchange-traded futures and options that are
valued using unadjusted prices available from the

underlying exchange.

Level 1 also includes our
investment in common shares of CVE, which is valued

using quotes for shares on the NYSE, and our
investments in U.S. government obligations

classified as available for sale debt securities,

which are
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
June 30, 2021 December 31, 2020
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Assets
Investment in CVE shares $
1,802
-
-
1,802
1,256
-
-
1,256
Investments in debt securities
10
525
-
535
17
501
-
518
Commodity derivatives
402
349
23
774
142
101
12
255
Total assets $
2,214
874
23
3,111
1,415
602
12
2,029
Liabilities
Commodity derivatives $
399
287
66
752
120
91
9
220
Total liabilities $
399
287
66
752
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
Gross Amounts Not
Gross

Net
Amounts Subject to Gross Amounts Amounts Cash
Net

Recognized Right of Setoff
Amounts
Offset Presented Collateral Amounts
June 30, 2021
Assets $
774
28
746
464
282
-
282
Liabilities
752
26
726
464
262
17
245
December 31, 2020
Assets $
255
2
253
157
96
10
86
Liabilities
220
1
219
157
62
4
58
At June 30, 2021 and December 31, 2020, we

did not present any amounts gross on our

consolidated

balance sheet where we had the right of setoff.

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
and advances—related parties.
●

Investment in CVE:
See Note 5 for a discussion of the carrying value and fair value of our investment in CVE common shares.

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

See Note 10 for additional information.

●

Loans and advances—related parties: The carrying

amount of floating-rate loans approximates

fair
value.

The fair value of fixed-rate loan activity is

measured using market observable data and is
categorized as Level 2 in the fair value hierarchy.

See Note 4 for additional information.

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
Millions of Dollars
Carrying Amount Fair Value
June 30 December 31 June 30 December 31
2021 2020 2021 2020
Financial assets
Investment in CVE shares $
1,802
1,256
1,802
1,256
Commodity derivatives
310
88
310
88
Investments in debt securities
535
518
535
518
Loans and advances—related parties
168
220
168
220
Financial liabilities
Total debt, excluding finance leases
19,135
14,478
23,376
19,106
Commodity derivatives
271
59
271
59

Note 12—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the

equity section of our consolidated balance

sheet included:
Millions of Dollars
Defined
Benefit Plans
Net Unrealized
Gain (Loss) on
Securities
Foreign
Currency
Translation
Accumulated
Other
Comprehensive
Loss
December 31, 2020 $
(425)
2
(4,795)
(5,218)
Other comprehensive income (loss)
134
(1)
165
298
June 30, 2021 $
(291)
1
(4,630)
(4,920)

The following table summarizes reclassifications

out of accumulated other comprehensive loss and into

net

income (loss):
Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2021 2020 2021 2020
Defined benefit plans $
42
8
54
16
The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $
11

million and $
2
million for the three-month periods ended June 30, 2021 and June 30, 2020,

respectively, and $
15

million and $
4

million for the six-month
periods ended June 30, 2021 and June 30, 2020, respectively
.

See Note 14 for additional information.

Note 13—Cash Flow Information
Millions of Dollars
Six Months Ended
June 30
2021 2020
Cash Payments
Interest $
464
397
Income taxes
107
761
Net Sales (Purchases) of Investments
Short-term investments purchased $
(5,439)
(7,021)
Short-term investments sold
6,842
6,147
Long-term investments purchased
(149)
(208)
Long-term investments sold
48
52
$
1,302
(1,030)

See Note 3 for additional information on cash and non-cash changes to our consolidated balance sheet associated with our Concho acquisition.

Note 14—Employee Benefit Plans

Pension and Postretirement Plans
Millions of Dollars
Pension Benefits Other Benefits
2021 2020 2021 2020
U.S. Int'l. U.S. Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost $
18
16
21
13
1
-
Interest cost
15
20
17
20
1
1
Expected return on plan assets
(20)
(30)
(21)
(34)
-
-
Amortization of prior service credit
-
-
-
-
(10)
(8)
Recognized net actuarial loss

12
8
13
5
1
-
Settlements
42
-
-
-
-
-
Net periodic benefit cost $
67
14
30
4
(7)
(7)
Six Months Ended June 30
Service cost $
39
31
42
27
1
1
Interest cost
28
40
34
42
2
3
Expected return on plan assets
(44)
(60)
(42)
(71)
-
-
Amortization of prior service credit
-
-
-
-
(19)
(16)
Recognized net actuarial loss
27
16
25
11
1
-
Settlements
44
-
1
(1)
-
-
Curtailments
12
-
-
-
-
-
Special Termination Benefits
9
-
-
-
-
-
Net periodic benefit cost $
115
27
60
8
(15)
(12)

The components of net periodic benefit cost, other

than the service cost component, are included

in the “Other
expenses” line item on our consolidated income statement.

During the three-month period ended June 30,

2021, lump-sum benefit payments exceeded the sum

of
service and interest costs for the year for the

U.S. qualified pension plan and a U.S. non-qualified

supplemental
retirement plan.

As a result, we recognized a proportionate share

of prior actuarial losses from other
comprehensive income as pension settlement

expense of $
42

million.

In conjunction with the recognition of
pension settlement expense, the fair market

values of the pension plan assets were updated

and the pension
benefit

obligations of the U.S. qualified pension plan

and the U.S. non-qualified supplemental

retirement plan
were remeasured at June 30, 2021.

At the measurement date, the net pension liability

decreased by $
30
million, primarily a result of better actual return

on assets compared with the expected return,

partially offset
by a decrease in the discount rate, resulting

in a corresponding increase to other comprehensive

income.

As part of our restructuring program, we concluded

that actions taken during the first quarter

of 2021, would
result in a significant reduction of future service

of active employees in the U.S. qualified

pension plan, a U.S.
nonqualified supplemental retirement plan and the

U.S. other postretirement benefit plans.

As a result, we
recognized an increase in the benefit obligation

as a curtailment loss of $
12

million on the U.S. pension benefit
plans in the first quarter of 2021.

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
June 30 March 31 December 31
Discount rate 2021 2021 2020
U.S. qualified pension plan %
2.65
3.00
2.40
U.S. nonqualified pension plan
2.15
2.40
1.85
U.S. postretirement benefit plans
*
2.80
2.20
* Not remeasured at June 30, 2021.

During the first six months of 2021, we contributed

$
269

million to our domestic benefit plans and $
63

million
to our international benefit plans.

In 2021, we expect to contribute a total of approximately

$
365

million to
our domestic qualified and nonqualified pension

and postretirement benefit plans and $
97

million to our
international qualified and nonqualified pension

and postretirement benefit plans.

Severance Accrual
The following table summarizes our severance

accrual activity for the six-month period

ended June 30, 2021:

Millions of Dollars
Balance at December 31, 2020 $
24
Accruals
102
Benefit payments
(91)
Balance at June 30, 2021 $
35

Accruals include severance costs associated with

our restructuring program.

Of the remaining balance at June
30, 2021, $
20

million is classified as short-term.

See Note 3 for information relating to our Concho
acquisition.

Note 15—Related Party Transactions

Our related parties primarily include equity method

investments and certain trusts for the benefit

of employees.

Significant transactions with our equity affiliates

were:

Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2021 2020 2021 2020
Operating revenues and other income

$
24
21
40
38
Purchases
3
-
3
-
Operating expenses and selling, general and administrative
expenses
63
12
89
27
Net interest (income) expense*
-
(2)
(1)
(4)
*We paid interest to, or received interest from,

various affiliates.

See Note 4 for additional information on loans to affiliated companies.

Note 16—Sales and Other Operating Revenues

Revenue from Contracts with Customers

The following table provides further disaggregation

of our consolidated sales and other operating

revenues:

Millions of Dollars

Three Months Ended
Six Months Ended
June 30 June 30
2021 2020 2021 2020
Revenue from contracts with customers $
7,753
1,919
14,914
6,830
Revenue from contracts outside the scope of ASC

Topic 606
Physical contracts meeting the definition of a derivative
1,754
856
4,728
2,152
Financial derivative contracts
49
(26)
(260)
(75)
Consolidated sales and other operating revenues $
9,556
2,749
19,382
8,907

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
Information
:

Millions of Dollars

Three Months Ended
Six Months Ended
June 30 June 30
2021 2020 2021 2020
Revenue from Outside the Scope of ASC Topic 606
by Segment
Lower 48 $
1,345
698
3,811
1,674
Canada
207
121
510
300
Europe, Middle East and North Africa
202
37
407
178
Physical contracts meeting the definition of a derivative $
1,754
856
4,728
2,152

Millions of Dollars

Three Months Ended
Six Months Ended
June 30 June 30
2021 2020 2021 2020
Revenue from Outside the Scope of ASC Topic 606
by Product
Crude oil $
178
26
302
118
Natural gas
1,504
763
4,231
1,853
Other
72
67
195
181
Physical contracts meeting the definition of a derivative $
1,754
856
4,728
2,152

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

Receivables and Contract Liabilities
Receivables from Contracts with Customers
At June 30, 2021, the “Accounts and notes receivable”

line on our consolidated balance sheet,

includes trade
receivables of $
3,504

million compared with $
1,827

million at December 31, 2020, and includes

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

Millions of Dollars
Contract Liabilities
At December 31, 2020 $
97
Contractual payments received
7
Revenue recognized
(62)
At June 30, 2021 $
42
Amounts Recognized in the Consolidated

Balance Sheet at June 30, 2021
Current liabilities $
42

For the six-month period of 2021, we recognized revenue of $62 million in the “Sales and other operating revenues” line on our consolidated income statement. No revenue was recognized during the three-month period ended June 30, 2021. We expect to recognize the contract liabilities as of June 30, 2021, as revenue during 2022.

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

Effective in the third quarter of 2020, we restructured our

segments to align with changes to our internal
organization.

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

See Note 3 for
additional information.

Analysis of Results by Operating Segment
Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2021 2020 2021 2020
Sales and Other Operating Revenues
Alaska $
1,418
419
2,551
1,532
Intersegment eliminations
-
19
-
19
Alaska
1,418
438
2,551
1,551
Lower 48
5,889
1,433
12,402
4,536
Intersegment eliminations
(2)
(28)
(4)
(38)
Lower 48
5,887
1,405
12,398
4,498
Canada
802
165
1,669
678
Intersegment eliminations
(352)
-
(657)
(180)
Canada
450
165
1,012
498
Europe, Middle East and North Africa
1,165
288
2,143
888
Asia Pacific
630
450
1,207
1,453
Other International
2
1
3
4
Corporate and Other
4
2
68
15
Consolidated sales and other operating revenues $
9,556
2,749
19,382
8,907
Sales and Other Operating Revenues by Geographic Location
(1)
United States $
7,308
1,844
15,015
6,061
Australia
-
168
-
605
Canada
450
165
1,012
498
China
171
67
326
213
Indonesia
207
132
403
336
Libya
290
-
520
44
Malaysia
252
83
478
299
Norway
618
242
1,030
688
United Kingdom
257
46
593
156
Other foreign countries
3
2
5
7
Worldwide consolidated $
9,556
2,749
19,382
8,907
Sales and Other Operating Revenues by Product
Crude oil $
5,797
1,216
10,292
4,660
Natural gas
2,812
1,190
7,323
2,845
Natural gas liquids
325
84
562
235
Other
(2)
622
259
1,205
1,167
Consolidated sales and other operating revenues by product $
9,556
2,749
19,382
8,907
(1) Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2) Includes LNG and bitumen.

Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2021 2020 2021 2020
Net Income (Loss) Attributable to ConocoPhillips
Alaska $
371
(141)
530
(60)
Lower 48
1,175
(365)
1,643
(802)
Canada
102
(86)
112
(195)
Europe, Middle East and North Africa
207
25
360
226
Asia Pacific
175
648
492
920
Other International
(5)
(6)
(9)
22
Corporate and Other
66
185
(55)
(1,590)
Consolidated net income (loss) attributable to ConocoPhillips $
2,091
260
3,073
(1,479)

Millions of Dollars
June 30 December 31
2021 2020
Total Assets
Alaska $
14,636
14,623
Lower 48
32,309
11,932
Canada
6,991
6,863
Europe, Middle East and North Africa
8,616
8,756
Asia Pacific
10,721
11,231
Other International
239
226
Corporate and Other
11,891
8,987
Consolidated total assets $
85,403
62,618

Note 18—Income Taxes

Our effective tax rate was
32

percent in the three-month period ended June 30,

2021 and was negative for the
comparable period of 2020.

Both periods were primarily impacted by shifts

in our before-tax income between
higher and lower tax jurisdictions as well as the

change in our U.S. valuation allowance

driven by the fair
value measurement of our CVE common shares.

Our effective tax rates for the six-months ended June 30,

2021 and 2020 were
36

percent and
7

percent,
respectively and both periods were impacted by the

same items noted above.

Additionally, our effective tax
rate for the six-month period ended June 30, 2021

was adversely impacted by $
75

million due to incremental
interest deductions from the exchange of debt

acquired from Concho offsetting U.S. foreign source revenue
that would otherwise have been offset by foreign tax credits.

The six-month period ending June 30, 2020, was
also impacted by the tax effect of the gain on disposition

recognized for Australia-West assets.

For additional

information relating to the debt exchange, see Note 6.

During the three and six-month periods of 2021,

our valuation allowance decreased by $
87

million and $
151
million, respectively, compared to a decrease of $
117

million and an increase of $
229

for the same periods of
2020.

The change to our U.S. valuation allowance

for all periods relates primarily to the fair

value
measurement of our CVE common shares and

our expectation of the tax impact related

to incremental capital
gains and losses.

The Company has ongoing income tax audits

in a number of jurisdictions. The government

agents in charge of
these audits regularly request additional time

to complete audits, which we generally grant, and conversely occasionally close audits unpredictably.

Within the next twelve months we may have audit periods close that
could significantly impact our total unrecognized

tax benefits. The amount of such change

and the associated
impact on our financial statements is not estimable

at this time.

Our deferred tax liability increased by approximately

$
1.1

billion as part of the liabilities assumed through

our
Concho acquisition.

Additionally, our reserve for unrecognized tax benefits increased by $
150

million related
to tax credit carryovers acquired from Concho

that we do not expect to recognize.

For additional information
relating to the Concho acquisition, see Note 3.

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

Headquartered in Houston, Texas,
at June 30, 2021, we employed approximately

10,100 people worldwide and had total assets

of $85 billion.

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

Since the closing of the transaction, we have made

significant progress in integrating the two

companies and
have exceeded our own expectations in realizing

synergies and savings that should have long lasting positive effects on our business.

We previously announced an expected $750 million of annual cost and capital savings
by 2022.

However, due to additional benefits anticipated from further cost, capital,

and margin improvements,
we now expect approximately $1 billion in annual

synergies and savings by 2022.

See Note 3 for additional

information related to our Concho acquisition.

Overview

While commodity prices continued to improve

in the second quarter of 2021, we believe that

prices will
remain cyclical and volatile.

Our view is that a successful business strategy

in the E&P industry must be
resilient in lower price environments, while

also retaining upside during periods of higher prices.

As such, we
are unhedged, remain disciplined in our investment

decisions and are monitoring market

fundamentals,
including OPEC plus updates regarding supply

guidance,

inventory levels, and capital restraint across

the
industry.

Demand is still recovering but has yet to reach

pre-pandemic levels.

The speed and extent of this
recovery will be influenced by whether and at what

pace the COVID-19 restrictions that

have reduced
economic activity and depressed the demand for

our products globally are eased.

As the macro energy environment continues to evolve,

we have embraced what we believe sector leadership
requires and we call it our triple mandate.

We believe ConocoPhillips can play a valued role in whatever pathway the energy transition takes by investing in the lowest cost of supply barrels to help meet global energy
demand, delivering competitive returns of and on capital,

and achieving our net-zero ambition on our gross
operated (scope 1 and 2) emissions.

Our triple mandate is supported by financial principles

and allocation priorities that should allow

us to deliver
superior returns through the price cycles.

Our financial principles consist of maintaining

balance sheet
strength, providing peer-leading distributions,

making disciplined investments, and delivering ESG excellence, all of which are in service of delivering financial

returns.

Our acquisition of Concho further reinforced

our
value proposition.

In the second quarter, total company production was 1,588

MBOED, including 435
MBOED from the Permian Basin, resulting in cash

provided by operating activities of $4.3 billion.

In the six-
month period ended June 30, 2021, we have

generated $6.3 billion in cash provided by operating

activities,
returning $1.2 billion to shareholders through dividends

and $1 billion through share repurchases.

We ended
the quarter with cash, cash equivalents and short-term

investments totaling $8.9 billion.

In February 2021, we resumed our share repurchase

program at an annualized level of $1.5 billion

which was
increased in the second quarter to an annualized level

of $2.5 billion for 2021.

Additionally, in May 2021 we announced a paced monetization program related to the 208 million shares of
Cenovus Energy (CVE) common shares owned at that time.

We plan to fully dispose of our CVE shares by
year-end 2022, however, the sales pace for the remaining shares will be guided by market conditions, and we
retain discretion to adjust accordingly.

The proceeds from this disposition will be deployed

towards
incremental share repurchases.

During the second quarter of 2021 we sold 20 million

shares or approximately
10 percent of the shares held at December 31, 2020

for $180 million.

Based on current market conditions, in
2021 we anticipate $1 billion in proceeds to be directed

towards our existing share repurchase authorization,
bringing our total 2021 share repurchases to an estimated

$3.5 billion.

See Note 5 for additional information

on our investment in CVE.

These share repurchases along with our annual

dividend of $2.3 billion amount to a total of approximately

$6
billion in planned distributions for 2021.

In May 2021,

we demonstrated our commitment to preserving

our ‘A’

-rated balance sheet by announcing our
intent to reduce the company’s gross debt by $5 billion over five years through natural and accelerated
maturities.

In June 2021, we affirmed our commitment to ESG leadership

and excellence,

and to the specific targets that
we set in October 2020 when we became the first

U.S.-based oil and gas company to adopt a Paris-aligned
climate-risk strategy.

Our commitment includes:
●

Net-zero ambition for operational (scope 1 and

2) emissions by 2050 with active advocacy

for a price
on carbon to address end-use (scope 3) emissions;
●

Targeting a reduction in operational greenhouse gas emissions intensity by 35 to 45 percent from 2016
levels by 2030;
●

Zero routine flaring by 2030, with an ambition

to get there by 2025;
●

10 percent reduction target for methane emissions intensity

by 2025, in addition to the 65 percent
reductions we have made since 2015;
●

Adding continuous methane monitoring devices to

our operations with a focus on the larger Lower 48
facilities;
●

Formation of a dedicated low carbon technology

organization responsible for identifying and
prioritizing global emissions reduction initiatives

and opportunities associated with the energy
transition including carbon capture, utilization

and storage (CCUS) and hydrogen;

and
●

ESG performance in executive and employee

compensation programs.

-

1

2

3

4

20

40

60

80
Q2'19 Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21
WTI/Brent
$/Bbl
WTI Crude Oil, Brent Crude Oil and Henry Hub Natural Gas Prices
Quarterly Averages
WTI - $/Bbl Brent - $/Bbl HH - $/MMBTU
HH
$/MMBTU
Operationally, we remain focused on safely executing the business.

Production was 1,588 MBOED in the
second quarter of 2021, an increase of 607 MBOED

or 62 percent, compared with the second quarter

of 2020,
primarily due to the acquisition of approximately

330 MBOED in the Permian Basin from

our Concho
acquisition and the absence of last year’s economic curtailments driven by weakness in oil prices
predominantly in operated North American assets.

We re-invested $1.3 billion back into the business in the form of capital expenditures during the second
quarter, with over half of our investments focused on flexible,

short-cycle unconventional plays in the Lower
48 segment where our production is liquids-weighted

and is accessible to both domestic and export

markets.

For the full year, driven by efficiencies we have already captured from the

Concho transaction,

we have
reduced our 2021 capital guidance to $5.3 billion

and cost guidance to $6.1 billion for 2021.

Business Environment

Commodity prices are the most significant

factor impacting our profitability and related reinvestment

of
operating cash flows into our business.

Among other dynamics that could influence

world energy markets and
commodity prices are global economic health, supply

or demand disruptions or fears thereof caused

by civil
unrest, global pandemics, military conflicts,

actions taken by OPEC plus and other major

oil producing
countries, environmental laws, tax regulations,

governmental policies, and weather-related disruptions.

Our
strategy is to create value through price cycles

by delivering on the financial,

operational and ESG priorities
that underpin our value proposition.

Our earnings and operating cash flows generally

correlate with price levels for crude oil

and natural gas, which
are subject to factors external to the company and over

which we have no control.

The following graph depicts
the trend in average benchmark prices for WTI

crude oil, Brent crude oil and Henry Hub natural

gas:

Brent crude oil prices averaged $68.83 per barrel

in the second quarter of 2021,

an increase of 136 percent
compared with $29.20 per barrel in the second quarter

of 2020.

WTI at Cushing crude oil prices averaged
$66.07 per barrel in the second quarter of 2021,

an increase of 137 percent compared with $27.85

per barrel in
the second quarter of 2020.

Oil prices increased alongside the ongoing global

economic recovery following
2020’s COVID closures as well as OPEC plus supply restraint.

Henry Hub natural gas prices averaged $2.83

per MMBTU in the second quarter of 2021,

an increase of 65
percent compared with $1.71 per MMBTU in the second

quarter of 2020.

Henry Hub prices have increased
due to healthy domestic demand accompanied

by record levels of feedgas demand for LNG exports

to Europe
and Asia.

Our realized bitumen price averaged $37.60 per barrel

in the second quarter of 2021,

an

increase of
approximately $61 per barrel compared with negative

$23.11 per barrel in the second quarter of 2020.

The
increase in the second quarter of 2021 was driven

by higher blend price for Surmont sales,

largely attributed to
a strengthening of WTI price and reduced unutilized

transportation costs which negatively impacted

our
realized bitumen price in 2020.

We continue to optimize bitumen price realizations through the utilization of downstream transportation solutions and implementation

of alternate blend capability which results in lower
diluent costs.

Our total average realized price was $50.03 per

BOE in the second quarter of 2021,

increased in comparison
with $23.09 per BOE in the second quarter of

2020.

Key Operating and Financial Summary

Significant items during the second quarter

of 2021 and recent announcements included

the following:

●

Delivered strong operational performance across the

company’s asset base, including successful
planned maintenance turnarounds, resulting in second

quarter production of 1,547 MBOED,

excluding
Libya.

●

Net cash provided by operating activities was $4.3

billion, exceeding capital expenditures

and
investments of $1.3 billion.

●

Distributed $1.2 billion to shareholders, comprised

of $0.6 billion in dividends and $0.6 billion

in
share repurchases.
●

Ended the quarter with cash and cash equivalents

totaling $6.6 billion and short-term investments

of
$2.3 billion, equaling $8.9 billion in ending cash,

cash equivalents and short-term investments.

●

Entered into divestiture agreements during July for

certain Lower 48 noncore assets totaling
approximately $0.2 billion, subject to customary

closing adjustments, as part of the company’s plan to
generate $2 to $3 billion in disposition proceeds

over the next 18 months.

Outlook

Capital,

Cost and Production

In June 2021, due to realizing synergistic savings from

our Concho acquisition earlier than anticipated,

we
announced reductions

of full year 2021

operating plan capital and cost guidance by

a combined $300 million.

Capital guidance was reduced to $5.3 billion

and cost guidance to $6.1 billion for the full

year 2021.

Third-quarter 2021 production is expected to be 1.48

to 1.52 MMBOED,

reflecting seasonal turnarounds
planned in Alaska and the Asia Pacific region.

This production guidance excludes Libya and

assumes that
previously announced divestitures close during

the third quarter of 2021.

All other guidance items are
unchanged.

Depreciation, Depletion and Amortization
DD&A expense was $1.9 billion in the second quarter

of 2021.

Proved reserves estimates were updated in the
current quarter utilizing historical twelve-month

first-of-month average prices, which decreased

second quarter
DD&A expense by approximately $160 million

before-tax.

Depending on price fluctuations, we would expect
reserve estimates to either increase or decrease.

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

Unless otherwise indicated, discussion of results for the three-

and six-month periods ended June 30, 2021, is
based on a comparison with the corresponding periods of 2020.

Consolidated Results

A summary of the company's net income (loss)

attributable to ConocoPhillips by business segment

follows:
Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2021 2020 2021 2020
Alaska $ 371 (141) 530 (60)
Lower 48 1,175 (365) 1,643 (802)
Canada 102 (86) 112 (195)
Europe, Middle East and North Africa 207 25 360 226
Asia Pacific 175 648 492 920
Other International (5) (6) (9) 22
Corporate and Other 66 185 (55) (1,590)
Net income (loss) attributable to ConocoPhillips $ 2,091 260 3,073 (1,479)

Net income (loss) attributable to ConocoPhillips

in the second quarter of 2021 increased $1,831 million.

Earnings were positively impacted by:
●

Higher realized commodity prices.
●

Higher sales volumes, primarily due to our

Concho acquisition and absence of production

curtailments
in our operated North American assets.

For additional information related to our Concho acquisition, see Note 3.

Second quarter 2021 net income increases were partly

offset by:
●

Higher DD&A expenses primarily due to our

Concho acquisition and the absence of production
curtailments in our operated North American assets,

partially offset by lower rates driven from price-
related reserve revisions due to higher commodity

prices in 2021.
●

Higher production and operating expenses and

taxes other than income taxes, primarily

due to our
Concho acquisition and the absence of production

curtailments in our operated North American

assets.
●

Absence of a $597 million after-tax gain on dispositions

related to our Australia-West divestiture in
May 2020.

Net income (loss) attributable to ConocoPhillips

in the six-month period ended June 30, 2021, increased
$4,552 million.

In addition to the items detailed above, earnings

were positively impacted by:
●

A gain of $726 million after-tax on our CVE

common shares, compared with an after-tax

loss of
$1,140 million in the first half of 2020.

For discussion of our CVE common shares, see Note 5.

●

Lower impairments by $519 million,

primarily due to the absence of impairments to noncore

gas
assets in our Lower 48 segment.

In addition to the items detailed above, the increases

in earnings in the six-month period ended

June 30, 2021,
were partly offset by:
●

Restructuring and transaction expenses of approximately

$261 million after-tax related to our Concho
acquisition and mark-to-market impacts on certain

key employee compensation programs.

●

Realized losses on hedges of $233 million after-tax

related to derivative positions assumed through
our Concho acquisition.

These derivative positions were settled

entirely within the first quarter of
2021.

See Note 10 for additional information.

See the “Segment Results” section for additional

information.

Income Statement Analysis

Unless otherwise indicated, all results in Income Statement Analysis are before-tax.

Sales and other operating revenues for the three-

and six-month periods of 2021 increased $6,807

million and
$10,475 million,

respectively, mainly due to higher realized commodity prices and higher sales volumes in the
Lower 48, primarily related to our Concho acquisition

and the absence of production curtailments in

our
operated North American assets.

Equity in earnings of affiliates for the three-month period

of 2021 increased $62 million primarily due to
higher earnings driven by higher LNG and crude

prices, partially offset by a higher effective tax rate related to
equity method investments in our Europe, Middle

East, and North Africa segment.

For the six-month period
of 2021, Equity in earnings of affiliates decreased $50 million primarily due to lower earnings driven by lower
LNG lagging contract prices in 2021 when compared

with the same periods in 2020.

Gain on dispositions for the three-

and six-month periods of 2021 decreased $537

million and $262 million,
respectively, primarily due to the absence of a $587 million gain associated with our Australia-West
divestiture.

The six-month decrease was partially offset by recognition

of a $200 million FID bonus associated
with our Australia-West divestiture in the first quarter of 2021.

Other income (loss) for the three-month period

of 2021

decreased $137 million and for the six-month

period
increased $1,780 million.

During these periods in 2021, we recognized

gains of $418 million and $726
million,

respectively, on our CVE common shares, compared with a gain of $551 million and loss of $1,140
million,

respectively, for the same periods in 2020.

Purchased commodities for the three- and six-month

periods of 2021 increased $1,868 million

and $3,690
million, respectively, primarily due to higher gas and crude prices.

In the six-month period of 2021, higher
prices were partly offset by lower crude oil volumes purchased.

Production and operating expenses for the three-

and six-month periods of 2021

increased $332 million and
$542 million, respectively, primarily due to costs associated with additional volumes in our operated North
American assets related to our Concho acquisition

and the absence of production curtailments.

Selling, general and administrative expenses increased

$275 million in the six-month period of 2021,

primarily
due to higher costs associated with compensation

and benefits, including mark-to-market impacts

of certain
key employee compensation programs,

and transaction and restructuring expenses

associated with our Concho
acquisition.

Exploration expenses for the six-month period of 2021

decreased $144 million, primarily due to the

absence of
an unproved property impairment and dry hole expenses

related to the Kamunsu East Field in Malaysia

and the
absence of charges associated with the early termination

of our 2020 winter exploration program in Alaska.

DD&A for the three-

and six-month periods of 2021 increased $709

million and $1,184 million, respectively,
mainly due to higher production volumes in the

Lower 48 associated with our Concho acquisition

and higher
volumes in each of our North American assets

due to the absence of production curtailments,

Montney ramp
up and Kelt acquisition in Canada.

These increases were partly offset by lower rates from

price-related reserve
revisions in Lower 48 and Canada.

Impairments decreased $520 million in

the six-month period of 2021, primarily due to the

absence of a $511
million impairment of certain non-core gas assets

in our Lower 48 segment.

Taxes other than income taxes for the three-

and six-month periods of 2021 increased

$240 million and $360
million, respectively, primarily due to higher sales volumes in Lower 48 from our Concho acquisition,

the
absence of production curtailments

in all of our North American assets and higher commodity

prices.

Foreign currency transaction (gain) loss in the

six-month period of 2021 was a loss of $29 million

compared
with a gain of $83 million in the six-month period

of 2020.

This increase of $112 million was primarily due to
the absence of gains recognized from foreign currency

derivatives and other foreign currency remeasurements.

See
Note 18—Income Taxes

for information regarding our income tax provision

(benefit) and effective tax
rate.

Summary Operating Statistics
Three Months Ended Six Months Ended
June 30 June 30
2021 2020 2021 2020
Average Net Production
Crude oil (MBD)
Consolidated operations 836 460 820 551
Equity affiliates 13 14 13 13
Total crude oil 849 474 833 564
Natural gas liquids (MBD)
Consolidated operations 120 85 113 101
Equity affiliates 8 8 8 7
Total natural gas liquids 128 93 121 108
Bitumen (MBD) 68 34 69 50
Natural gas (MMCFD)
Consolidated operations 2,209 1,221 2,142 1,429
Equity affiliates 1,051 1,056 1,066 1,046
Total natural gas 3,260 2,277 3,208 2,475
Total Production (MBOED) 1,588 981 1,558 1,135
Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated operations* $ 65.54 25.10 61.60 38.81
Equity affiliates 64.10 25.32 62.03 38.52
Total crude oil 65.51 25.10 61.60 38.80
Natural gas liquids (per bbl)
Consolidated operations 25.62 8.29 25.06 10.85
Equity affiliates 44.12 23.93 46.53 32.38
Total natural gas liquids 26.87 9.88 26.68 12.63
Bitumen (per bbl) 37.60 (23.11) 34.09 (3.09)
Natural gas (per MCF)
Consolidated operations* 4.25 2.64 4.56 3.19
Equity affiliates 3.97 3.90 3.76 4.65
Total natural gas 4.16 3.22 4.29 3.81
Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical,

lease rental, and other

$ 56 94 134 215
Leasehold impairment 1 - 1 31
Dry holes - 3 6 39
$ 57 97 141 285
*Average sales prices, including the impact of hedges settling per initial contract terms in the first quarter of 2021 assumed in our Concho
acquisition, were $60.59 per barrel for crude oil and $4.50 per mcf for natural gas for the six-month period ended June 30, 2021.

As of March
31, 2021, we had settled all oil and gas hedging positions acquired from Concho.

See Note 10 for additional information.

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide
basis.

At June 30, 2021, our operations were producing

in the U.S., Norway, Canada, Australia, Indonesia,
China, Malaysia,

Qatar and Libya.

Total production of 1,588 MBOED increased 607 MBOED or 62 percent in the second quarter of 2021 and
423 MBOED or 37 percent in the six-month period

of 2021,

primarily due to:
●

Higher volumes in the Lower 48 due to our

Concho acquisition.
●

Higher volumes in our operated North American

assets and Malaysia due to the absence

of production
curtailments.

●

New wells online in the Lower 48, Canada,

Norway, Malaysia, and Australia.

●

Higher production in Libya due the absence of

a forced shutdown of the Es Sider export terminal

and
other eastern export terminals after a period of

civil unrest.

The increase in the second quarter and in the six-month

period of 2021 was partly offset by:
●

Normal field decline.
●

Disposition activity primarily related to our

Australia-West divestiture completed in the second
quarter of 2020.

In addition to the items detailed above, in the six-month

period of 2021, production also decreased

due to:
●

Higher unplanned downtime in the Lower 48

due to Winter Storm Uri, which impacted production by
approximately 50 MBOED in the first quarter

of 2021.

Production excluding Libya for the second quarter

of 2021 was 1,547 MBOED, an increase of 566

MBOED
from the same period a year ago.

After adjusting for closed acquisitions and dispositions

as well as estimated
impacts from the 2020 curtailment program, second-quarter

2021 production increased 46 MBOED or 3
percent.

This increase was primarily due to new production

from the Lower 48 and other development
programs across the portfolio, partially offset by normal

field decline.

Production from Libya averaged 41
MBOED.

Production excluding Libya for the six-month period

of 2021 was 1,518 MBOED, an increase

of 388 MBOED
from the same period a year ago.

After adjusting for closed acquisitions and dispositions,

estimated impacts
from the 2020 curtailment program and Winter Storm Uri impacts from 2021, production increased 18
MBOED.

This increase was primarily due to new production

from the Lower 48 and other development
programs across the portfolio, partially offset by normal

field decline.

Production from Libya averaged 40
MBOED.

Segment Results
Alaska
Three Months Ended Six Months Ended
June 30 June 30
2021 2020 2021 2020
Net income (loss) attributable to ConocoPhillips ($MM) $ 371 (141) 530 (60)
Average Net Production
Crude oil (MBD) 184 153 187 175
Natural gas liquids (MBD) 15 13 16 16
Natural gas (MMCFD) 11 8 10 8
Total Production (MBOED) 201 167 205 192
Average Sales Prices
Crude oil ($ per bbl) $ 67.87 26.81 63.93 42.52
Natural gas ($ per MCF) 4.53 2.56 3.17 2.82

The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas.

As of June 30, 2021, Alaska contributed 20 percent

of our consolidated liquids production and less

than 1
percent of our consolidated natural gas production.

Net Income (Loss) Attributable to ConocoPhillips
Earnings from Alaska increased $512 million

in the second quarter of 2021

and increased $590 million in the
six-month period of 2021, respectively.

Earnings were positively impacted by:
●

Higher realized crude oil prices.
●

Higher volumes due to the absence of production

curtailments.
●

Lower exploration expenses due to the absence

of charges associated with the early cancellation of our
2020 winter exploration program.

Partly offsetting the increase in earnings was:
●

Higher DD&A expenses primarily driven

by higher production volumes and higher rates.

Production
Average production increased 34 MBOED in the second quarter of 2021 and 13 MBOED in the six-month
period of 2021, respectively.

The increase was primarily due to:
●

Absence of curtailments at our operated assets.

Partly offsetting the increase in production was:
●

Normal field decline.

Lower 48
Three Months Ended Six Months Ended
June 30 June 30
2021 2020 2021 2020
Net Income (Loss) Attributable to ConocoPhillips

($MM)
$ 1,175 (365) 1,643 (802)
Average Net Production
Crude oil (MBD) 454 166 435 218
Natural gas liquids (MBD) 97 64 89 77
Natural gas (MMCFD) 1,459 486 1,389 582
Total Production (MBOED) 794 311 755 392
Average Sales Prices
Crude oil ($ per bbl)* $ 64.13 19.87 60.17 32.92
Natural gas liquids ($ per bbl) 24.62 6.95 24.34 9.81
Natural gas ($ per MCF)* 3.27 1.18 3.88 1.36
*Average sales prices, including the impact of hedges settling per initial contract terms in the first quarter of 2021 assumed in our Concho
acquisition, were $58.25 per barrel for crude oil and $3.78 per mcf for natural gas for the six-month period ended June 30, 2021.

As of March
31, 2021, we had settled all oil and gas hedging positions acquired from Concho.

See Note 10 for additional information
.

The Lower 48 segment consists of operations located

in the U.S. Lower 48 states, as well as producing
properties in the Gulf of Mexico.

As of June 30, 2021, the Lower 48 contributed

53 percent of our
consolidated liquids production and 65 percent

of our consolidated natural gas production.

Net Income (Loss) Attributable to ConocoPhillips
Earnings from the Lower 48 increased $1,540 million

in the second quarter of 2021 and increased $2,445
million in the six-month period of 2021, respectively.

Earnings were positively impacted by:
●

Higher sales volumes of crude oil and natural gas

due to our Concho acquisition and the absence

of
production curtailments.
●

Higher realized crude oil, natural gas, and NGL

prices.

Partly offsetting the increase in earnings was:
●

Higher DD&A expenses primarily due to higher

production from our Concho acquisition

and absence
of production related curtailment partially

offset by lower rates from price-related reserve revisions.
●

Higher production and operating expenses and

taxes other than income taxes, primarily

due to higher
production from our Concho acquisition and the absence

of production curtailments.

In addition to the items detailed above, in the six-month

period of 2021, earnings also increased due to:
●

The absence of $399 million in after-tax impairments

related to certain noncore gas assets in the Wind
River Basin operations area.

In addition to the items detailed above, in the six-month

period of 2021, earnings also decreased due

to:

●

Realized losses on hedges related to derivative

positions acquired in our Concho acquisition.

See
Note 10 for additional information.

●

Higher selling, general and administrative

expenses, primarily due to transaction and restructuring
charges related

to our Concho acquisition.

For additional information see Note 3.

Production
Average production increased 483 MBOED and 363 MBOED in the three-

and six-month periods of 2021,
respectively, primarily due to:
●

Higher volumes due to our Concho acquisition.
●

New wells online from our development programs

in Eagle Ford, Permian and Bakken.
●

Absence of curtailments.

These production increases were partly offset by:
●

Normal field decline.

In addition to the items detailed above, in the six-month

period of 2021, production also decreased

due to:
●

Higher unplanned downtime, primarily due to

Winter Storm Uri.

Planned Dispositions
In July 2021, we entered into divestiture agreements

to sell our interests in certain noncore assets

in our Lower
48 segment.

Proceeds from these agreements total approximately

$0.2 billion before customary adjustments.

The transactions are expected to close in the third

quarter of 2021.

Canada
Three Months Ended Six Months Ended
June 30 June 30
2021 2020 2021 2020
Net Income (Loss) Attributable to ConocoPhillips ($MM) $ 102 (86) 112 (195)
Average Net Production
Crude oil (MBD) 9 5 10 4
Natural gas liquids (MBD) 4 2 4 1
Bitumen (MBD) 68 34 69 50
Natural gas (MMCFD) 84 40 87 30
Total Production (MBOED) 95 48 98 60
Average Sales Prices
Crude oil ($ per bbl) $ 56.87 8.69 51.66 15.39
Natural gas liquids ($ per bbl) 27.14 1.64 26.19 1.89
Bitumen ($ per bbl) 37.60 (23.11) 34.09 (3.09)
Natural gas ($ per MCF) 2.26 0.79 2.32 1.05
Average sales prices include unutilized transportation costs.

Our Canadian operations mainly consist of the

Surmont oil sands development in Alberta

and the liquids-rich
Montney unconventional play in British Columbia.

As of June 30, 2021, Canada contributed

8 percent of our
consolidated liquids production and 4 percent

of our consolidated natural gas production.

Net Income (Loss) Attributable to ConocoPhillips
Earnings from Canada increased $188 million

and $307 million,

respectively, in the three-

and six-month
periods of 2021.

Earnings were positively impacted by:
●

Higher realized bitumen and crude oil prices.

●

After-tax gains on disposition related to contingent

payments of $52 million and $72 million

in the
three-

and six-month periods of 2021, respectively, associated with the sale of certain assets to CVE in
2017.

See Note 3 for additional information about the transaction.

Partly offsetting the increase in earnings was:
●

Higher production and operating expenses primarily

due to the absence of production curtailment

and
increased Montney production.
●

Higher DD&A expenses primarily driven

by higher production volumes partially offset by lower rates from price-related reserve revisions.

●

Absence of a $48 million refund from the Alberta

Tax & Revenue Administration.

Production
Average production increased 47 MBOED in the second quarter of 2021 and increased 38 MBOED in the six-
month period of 2021, respectively.

The production increase was primarily due to:
●

Absence of curtailments at our Surmont operated

asset.
●

Wells online from Pad 2 and 3 in the Montney.
●

Production from our Kelt acquisition in the third

quarter of 2020.

●

Improved well performance at our Surmont operated

asset.

Europe, Middle East and North Africa
Three Months Ended Six Months Ended
June 30 June 30
2021 2020
*
2021 2020
*
Net Income Attributable to ConocoPhillips ($MM) $ 207 25 360 226
Consolidated Operations
Average Net Production
Crude oil (MBD) 120 75 118 84
Natural gas liquids (MBD) 4 5 4 5
Natural gas (MMCFD) 297 264 303 287
Total Production (MBOED) 173 124 172 137
Average Sales Prices
Crude oil ($ per bbl) $ 66.34 32.32 62.48 44.70
Natural gas liquids ($ per bbl) 39.49 16.76 38.21 18.75
Natural gas ($ per MCF) 7.17 2.21 6.58 3.03
*Prior periods have been updated to reflect the Middle East Business Unit moving from Asia Pacific to the Europe, Middle East and North Africa
segment.

See Note 17 for additional information on our segments.

The Europe,

Middle East and North Africa segment consists

of operations principally located in the Norwegian
sector of the North Sea and the Norwegian Sea,

Qatar, Libya and commercial operations in the U.K.

As of
June 30, 2021, our Europe,

Middle East and North Africa operations contributed

12 percent of our
consolidated liquids production and 14 percent

of our consolidated natural gas production.

Net Income (Loss) Attributable to ConocoPhillips
Earnings from Europe,

Middle East and North Africa increased by

$182 million and $134 million in the three-
and six-month periods of 2021, respectively.

Earnings were positively impacted by:
●

Higher realized natural gas, crude oil and NGL

prices.
●

Higher LNG sales prices, reflected in equity in

earnings of affiliates.

Partly offsetting the increase in earnings was:
●

Higher taxes.
●

Higher DD&A expenses and production and operating

expenses.
●

Absence of foreign currency gains.

Consolidated Production
Average consolidated production increased 49 MBOED and 35 MBOED in the three-

and six-month periods
of 2021, respectively.

The production increase was primarily due:
●

Higher production in Libya due to the absence

of a forced shutdown of the Es Sider export terminal
and other eastern export terminals after

a period of civil unrest.
●

Improved well performance in Norway.
●

New production from Norway drilling activities

including the completion of our Tor II redevelopment
project first achieved in December 2020.

Partly offsetting the increase in production was:
●

Normal field decline.

Asia Pacific
Three Months Ended Six Months Ended
June 30 June 30
2021 2020
*
2021 2020
*
Net Income Attributable to ConocoPhillips

($MM)
$ 175 648 492 920
Consolidated Operations
Average Net Production
Crude oil (MBD) 69 61 70 70
Natural gas liquids (MBD) - 1 - 2
Natural gas (MMCFD) 358 423 353 522
Total Production (MBOED) 129 133 129 159
Average Sales Prices
Crude oil ($ per bbl) $ 67.72 27.98 64.01 43.02
Natural gas liquids ($ per bbl) - 27.90 - 33.21
Natural gas ($ per MCF) 6.32 4.74 6.10 5.45
*Prior periods have been updated to reflect the Middle East Business Unit moving from Asia Pacific to the Europe, Middle East and North Africa
segment.

See Note 17 for additional information on our segments.

The Asia Pacific

segment has operations in China, Indonesia,

Malaysia and Australia.

As of June 30, 2021, Asia
Pacific contributed 7 percent of our consolidated

liquids production and 17 percent of our

consolidated natural
gas production.

Net Income (Loss) Attributable to ConocoPhillips
Earnings decreased $473 million in the second

quarter of 2021 and decreased $428 million

in the six-month
period of 2021,

respectively.

Earnings were negatively impacted by:
●

Absence of a $597 million after-tax gain related

to our Australia-West divestiture.

●

Lower earnings due to our Australia-West divestiture completed in the second quarter of 2020.
●

Higher taxes associated with higher production and

prices in Malaysia and Indonesia.

Partly offsetting the decrease in earnings was:
●

Higher crude oil and natural gas prices.

●

Lower production and operating expenses related

to our Australia-West divestiture.

In addition to the items detailed above, in the six-month

period of 2021, earnings also decreased due

to:

●

Lower equity in earnings of affiliates, primarily due to lower

LNG lagging contract prices, partly offset
by increased LNG sales volumes.

In addition to the items detailed above, in the six-month

period of 2021, earnings also increased due to:

●

A $200 million gain on disposition related

to a FID bonus from our Australia-West divestiture.

For
additional information related to this FID bonus,

see
Note 3

and
Note 9
.

●

Lower exploration expenses, due to the absence

of an unproved property impairment and dry hole
expenses related to the Kamunsu East Field in Malaysia.

Consolidated Production
Average consolidated production decreased 4 MBOED and 30 MBOED in the three-

and six-month periods of
2021, respectively.

The production decrease was primarily due to:
●

The divestiture of our Australia-West assets that contributed 24 MBOED in the second quarter and 35
MBOED in the six-month period of 2020.

●

Normal field decline.

Partly offsetting the decrease in production was:
●

Absence of curtailments in Malaysia.
●

Bohai Bay development activity in China.
●

Increased production in Malaysia associated

with Malakai Phase 2 first production and ramp-up.

Other International
Three Months Ended Six Months Ended
June 30 June 30
2021 2020 2021 2020
Net Income (Loss) Attributable to ConocoPhillips ($MM) $ (5) (6) (9) 22

The Other International segment consists of exploration

and appraisal activities in Colombia and Argentina as
well as contingencies associated with prior operations

in other countries.

Earnings from our Other International operations

increased $1 million and decreased $31 million

in the three-
and six-month periods of 2021, respectively.

The decrease in earnings was primarily due to the absence

of a
$29 million after-tax benefit to earnings from the

dismissal of arbitration related to prior operations

in Senegal
recognized in the first quarter of 2020.

Corporate and Other
Millions of Dollars
Three Months Ended Six Months Ended
June 30 June 30
2021 2020 2021 2020
Net Income (Loss) Attributable to ConocoPhillips
Net interest expense $ (181) (174) (451) (329)
Corporate general and administrative expenses (65) (90) (194) (40)
Technology (4) (9) 37 (8)
Other income (expense) 316 458 553 (1,213)
$ 66 185 (55) (1,590)

Net interest expense consists of interest and financing

expense, net of interest income and capitalized

interest.

Net interest expense increased by $7 million

and $122 million in the three-and six-month

periods of 2021,
respectively, primarily due to higher debt balances assumed due to our Concho acquisition.

For additional

information regarding the debt acquired in our Concho transaction, see Note 6.

Corporate G&A expenses include compensation

programs and staff costs.

These expenses decreased by $25
million in the three-month period of 2021 primarily

due to mark to market adjustments associated

with certain
compensation programs.

For the six-month period of 2021, Corporate

G&A expenses increased by $154
million primarily due to restructuring expenses

associated with our Concho acquisition.

For additional
information about restructuring expenses, see Note 14.

Technology includes our investment in new technologies or businesses, as well as licensing revenues.

Activities are focused on both conventional and tight

oil reservoirs, shale gas, heavy oil, oil

sands, enhanced
oil recovery, as well as LNG.

Earnings from Technology increased $45 million in the six-month period of
2021 primarily due to higher licensing revenues.

Other income (expense) or “Other” includes certain

corporate tax-related items, foreign currency

transaction
gains and losses, environmental costs associated

with sites no longer in operation, other costs not

directly
associated with an operating segment, premiums

incurred on the early retirement of debt, holding

gains or
losses on equity securities, and pension settlement

expense.

“Other” decreased by $142 million in the second
quarter of 2021, primarily due to an after-tax

gain of $418 million on our CVE common shares

in the second
quarter of 2021

compared with an after-tax gain of $551 million

in the same period of 2020 as well as the
absence of the release of a $92 million deferred

tax asset related to our Australia-West divestiture in the second quarter of 2020.

In the six-month period of 2021, “Other”

increased by $1,766 million,

primarily due to an
after-tax gain of $726 million on our CVE common

shares in the six-month period of 2021, and

the absence of
a $1,140 million after-tax loss on those shares

in the six-month period of 2020.

CAPITAL RESOURCES AND LIQUIDITY
Financial Indicators
Millions of Dollars
June 30 December 31
2021 2020
Cash and cash equivalents $ 6,608 2,991
Short-term investments 2,251 3,609
Total debt 20,010 15,369
Total equity 44,276 29,849
Percent of total debt to capital* 31% 34
Percent of floating-rate debt to total debt 5% 7
*Capital includes total debt and total equity.

To meet our short-

and long-term liquidity requirements, we look

to a variety of funding sources, including
cash generated from operating activities,

our commercial paper and credit facility programs,

and our ability to
sell securities using our shelf registration

statement.

During the first six months of 2021, the primary uses

of
our available cash were $2,465 million to support

our ongoing capital expenditures and investments

program;
$1,171 million to pay dividends,

approximately $1.0 billion of hedging, transaction

and restructuring costs,
and $981 million to repurchase common stock.

During the first six months of 2021, our cash and

cash
equivalents increased by $3,617 million to

$6,608 million.

At June 30, 2021, we had cash and cash equivalents

of $6.6 billion, short-term investments of $2.3

billion, and
available borrowing capacity under our credit facility

of $5.7 billion, totaling over $14

billion of liquidity.

We
believe current cash balances and cash generated

by operations, together with access to

external sources of
funds as described below in the “Significant Changes

in Capital” section, will be sufficient to meet our

funding
requirements in the near- and long-term, including our capital spending program, dividend payments and
required debt payments.

Significant Changes in Capital

Operating Activities

Cash provided by operating activities was $6,331

million for the first six months of 2021, compared

with
$2,262 million for the corresponding period of 2020.

The increase in cash provided by operating activities

is
primarily due to higher realized commodity prices

and higher sales volumes mostly due to our acquisition

of
Concho.

The increase in cash provided by operating activities

was partly offset by the settlement of all oil and
gas hedging positions acquired from Concho,

normal field decline, transaction and restructuring

costs, and the
divestiture of our Australia-West assets.

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

impacts of
a global pandemic; weather-related disruptions;

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

and
investments.

On January 15, 2021, we assumed financial derivative

instruments consisting of oil and natural gas

swaps in
connection with our acquisition of Concho.

At March 31, 2021, all oil and natural gas derivative

financial
instruments acquired from Concho were contractually

settled.

In the first six months of 2021, we paid $761
million relating to these settlements.

See Note 10 for additional information.

Investing Activities
For the first six months of 2021, we invested $2.5

billion in capital expenditures.

Our 2021 operating plan
capital expenditures is currently expected to be

$5.3 billion compared with $4.7 billion

in 2020.

See the
“Capital Expenditures and Investments” section,

for information about our capital expenditures

and
investments.

We completed our acquisition of Concho on January 15, 2021.

The assets acquired in the transaction included
$382 million of cash.

See Note 3 for additional information.

In May 2021, we announced a paced monetization

of our investment in CVE common shares with

the plan to
direct proceeds toward our existing share repurchase

authorization program.

We expect to fully dispose of our
CVE shares by year-end 2022, however, the sales pace will

be guided by market conditions, and we retain
discretion to adjust accordingly.

In the second quarter of 2021, we sold 20 million

of these shares,
representing approximately 10% of the shares held

at December 31, 2020, for $180 million

of proceeds.

See
Note 5 for additional information.

We invest in short-term investments as part of our cash investment strategy, the primary objective of which is to protect principal, maintain liquidity and provide

yield and total returns; these investments include

time
deposits, commercial paper, as well as debt securities classified as available for sale.

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

Investing activities in the first six months of 2021

included net sales of $1,302 million of investments.

We sold
$1,403 million of short-term instruments

and invested $101 million in long-term instruments.

See Note 10 for

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

rates offered by
certain designated banks in the U.S.

The facility agreement calls for commitment

fees on available, but
unused, amounts.

The facility agreement also contains early termination

rights if our current directors or their
approved successors

cease to be a majority of the Board of

Directors.

The revolving credit facility supports ConocoPhillips

Company’s ability to issue up to $6.0 billion of
commercial paper.

Commercial paper maturities are generally

limited to 90 days.

With $300 million of
commercial paper outstanding and no direct borrowings

or letters of credit, we had $5.7 billion in

available
borrowing capacity under the revolving credit facility

at June 30, 2021.

We may consider issuing additional
commercial paper in the future to supplement our

cash position.

On January 15, 2021, we completed the acquisition

of Concho in an all-stock transaction.

In the acquisition,
we assumed Concho’s publicly traded debt, which was recorded at fair value of $4.7 billion on the acquisition
date.

In June 2021, we reaffirmed our commitment to preserving

our ‘A’-rated balance sheet with the intent to
reduce gross debt by $5 billion over the next five

years, driving a more resilient and efficient

capital structure.

See Note 3 for additional information on our Concho acquisition and see Note 6 for additional information on

the debt.

In January 2021, Fitch affirmed its rating of our long-term

debt as “A” with a “stable” outlook and affirmed its
rating of our short-term debt as “F1+.” On January

25, 2021, S&P revised its industry risk

assessment of the
E&P industry to “Moderately High” from “Intermediate”

based on a view of increasing risks from the energy
transition, price volatility, and weaker profitability.

On February 11, 2021, S&P downgraded its rating of our
long-term debt from “A” to “A-” with a “stable”

outlook and downgraded its rating of

our short-term debt
from “A-1” to “A-2.”

In May 2021, Moody’s affirmed its rating of our senior long-term debt of

“A3” with a
“stable” outlook.

Moody’s rates our short-term debt as “Prime-2.”

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
of credit as collateral.

At June 30, 2021 and December 31, 2020,

we had direct bank letters of credit of $222
million and $249 million, respectively, which secured performance obligations related to various purchase
commitments incident to the ordinary conduct of

business.

In the event of credit ratings downgrades, we

may
be required to post additional letters of

credit.

Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we have the ability to issue
and sell an indeterminate amount of various types

of debt and equity securities.

Guarantor Summarized Financial Information
We have various cross guarantees among our Obligor group; ConocoPhillips,

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
Note 3

and
Note 6

for additional information
relating to the Concho transaction.

Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are
presented below:

Summarized Income Statement Data
Millions of Dollars
Six Months Ended
June 30, 2021
Revenues and Other Income $
13,054

Income (loss) before income taxes
3,138

Net income (loss)
3,073

Net Income (Loss) Attributable to ConocoPhillips
3,073

Summarized Balance Sheet Data
Millions of Dollars
June 30 December 31
2021 2020
Current assets $ 10,597 8,535
Amounts due from Non-Obligated Subsidiaries, current 585 440
Noncurrent assets 58,272 37,180
Amounts due from Non-Obligated Subsidiaries, noncurrent 8,326 7,730
Current liabilities 5,322 3,797
Amounts due to Non-Obligated Subsidiaries, current 2,004 1,365
Noncurrent liabilities 25,829 18,627
Amounts due to Non-Obligated Subsidiaries, noncurrent 7,526 3,972

Capital Requirements

For information about our capital expenditures

and investments, see the “Capital Expenditures

and
Investments” section.

Our debt balance at June 30, 2021, was $20.0

billion, compared with $15.4 billion at December

31, 2020.

The
net increase is primarily due to $4.7 billion of

debt assumed in the Concho acquisition.

The current portion of
debt, including payments for finance leases, is

$1,205 million.

Payments will be made using current cash
balances and cash generated by operations.

For additional information regarding debt, see Note 6.

We believe in delivering value to our shareholders through a growing and sustainable dividend supplemented
by additional returns of capital, including share repurchases.

In 2020, we paid $1.8 billion, equating to $1.69
per share of common stock, in dividends.

We anticipate returning $2.3 billion to shareholders in the form of dividends in 2021.

In the first six months of 2021, we paid

dividends totaling $1.2 billion, the equivalent of
$0.86 per share. On July 13, 2021, we announced

a quarterly dividend of $0.43 per share, payable

September
1, 2021.

In late 2016, we initiated our current share repurchase

program, which has a total program authorization

to
repurchase $25 billion of our common stock.

As of June 30, 2021, our plan is to repurchase approximately
$3.5 billion in 2021 and we anticipate funding

approximately $1.0 billion of that amount

through proceeds
from the sales of our CVE common stock.

The pace of CVE share sales will be guided

by market conditions,
and we retain the discretion to adjust accordingly.

In the six months ended June 30, 2021, we repurchased
17.7 million shares at a cost of $981 million, $159

million of which was funded using CVE share

proceeds.
Since the inception of the program, we have repurchased

206 million shares at a cost of $11.5 billion.

Our dividend and share repurchase programs are

subject to numerous considerations, including

market
conditions, management discretion and other factors.

See “Item 1A—Risk Factors – Our ability to declare

and
pay dividends and repurchase shares is subject to

certain considerations” in Part I—Item

1A in our 2020
Annual Report on Form 10-K.

Capital Expenditures and Investments
Millions of Dollars
Six Months Ended
June 30
2021 2020
Alaska $ 463 732
Lower 48 1,480 1,130
Canada 68 142
Europe, Middle East and North Africa 257 251
Asia Pacific 148 188
Other International 18 63
Corporate and Other 31 19
Capital expenditures and investments $ 2,465 2,525

During the first six months of 2021, capital expenditures

and investments supported key exploration and
development programs, primarily:

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

In June 2021, we
reduced capital guidance to $5.3 billion, recognizing

synergistic savings from our Concho acquisition.

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
liability when the loss is probable, and the amount

is reasonably estimable.

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

For information on other contingencies, see Note 9.

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

claims
of alleged environmental contamination from

historic operations,

and other contract disputes.

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

As of June 30, 2021, there
were 15 sites around the U.S.

in which we were identified as a potentially responsible

party under CERCLA
and comparable state laws.

At June 30, 2021, our balance sheet included a total

environmental accrual of $188 million,

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

ConocoPhillips entities are defendants in

22 of the lawsuits and will
vigorously defend against them.

Because Plaintiffs’ SLCRMA theories are unprecedented,

there is uncertainty
about these claims (both as to scope and damages)

and we continue to evaluate our exposure in these

lawsuits.

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

Act of
1933 and Section 21E of the Securities Exchange

Act of 1934.

All statements other than statements of
historical fact included or incorporated by reference in

this report, including, without limitation,

statements
regarding our future financial position, business

strategy, budgets, projected revenues, projected costs and
plans, objectives of management for future operations,

the anticipated benefits of the transaction

between us
and Concho Resources Inc. (Concho), the anticipated

impact of the transaction on the combined company’s
business and future financial and operating results,

the expected amount and the timing of synergies from

the
transaction are forward-looking statements.

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

Item 3.

QUANTITATIVE

AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Information about market risks for the six months

ended June 30, 2021, does not differ materially

from that
discussed under Item 7A in our 2020 Annual Report

on Form 10-K.

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

At June 30, 2021,
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

Based upon that evaluation, our Chairman and

Chief Executive Officer
and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and
procedures were operating effectively at June 30, 2021.

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

Annual Report on
Form 10-K.

Item 2.

UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Millions of Dollars
Period
Total Number of
Shares
Purchased *
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar
Value

of Shares That
May Yet Be
Purchased Under the
Plans or Programs
April 1-30, 2021 2,425,224 $ 51.54 2,425,224 $ 13,983
May 1-31, 2021 2,933,604 55.35 2,933,604 13,821
June 1-30, 2021 5,313,280 59.86 5,313,280 13,503
10,672,108 10,672,108
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase

program, which has a total program authorization

of $25
billion of our common stock.

In February 2021, we resumed our share repurchase

program to an annualized
level of $1.5 billion which was increased in June

to an annualized level of $2.5 billion.

In May 2021, we
announced a plan to dispose of our 208 million

CVE shares by year-end 2022.

The sales pace will be guided
by market conditions, with ConocoPhillips

retaining discretion to adjust accordingly.

The proceeds from this
disposition will be deployed towards incremental

share repurchases.

At June 30, 2021, we had repurchased $11.5

billion of shares, with $13.5 billion remaining

under our current
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

Form 10-K.

Item 6.

EXHIBITS

10.1*
Compensation Resolutions regarding Matthew J. Fox, dated April 8, 2021.

10.2*
Form of Aircraft Time Sharing Agreement by and between certain executives and
ConocoPhillips, dated June 21, 2021.

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

August 5, 2021