Form 10-Q
period 2021-09-30
CONOCOPHILLIPS
filed 2021-11-04
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
FORM
10-Q
(Mark One)
[X]
QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2021
or
[ ]
TRANSITION REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:

001-32395

ConocoPhillips
(Exact name of registrant as specified in its charter)
Delaware
01-0562944
(State or other jurisdiction of incorporation or
organization)
(I.R.S. Employer Identification
No.)
925 N. Eldridge Parkway
,
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

]
Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act).

Yes [

] No
[x]
The registrant had
1,318,946,867

shares of common stock, $.01 par value, outstanding at September 30,

2021.

Table

of Contents
Page
Commonly Used Abbreviations
1
Part I—Financial Information
Item 1. Financial Statements
Consolidated Income Statement
2
Consolidated Statement of Comprehensive Income
3
Consolidated Balance Sheet
4
Consolidated Statement of Cash Flows
5
Notes to Consolidated Financial Statements
6
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations
33
Item 3. Quantitative and Qualitative Disclosures About Market Risk
59
Item 4. Controls and Procedures
60
Part II—Other Information
Item 1. Legal Proceedings
60
Item 1A. Risk Factors
60
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
62
Item 6. Exhibits
63
Signature
64

Commonly Used Abbreviations

ConocoPhillips

2021 Q3 10-Q
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

Financial Statements

ConocoPhillips

2021 Q3 10-Q

2
PART

I.

Financial Information
Item 1.

Financial Statements
Consolidated Income Statement ConocoPhillips

Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Revenues and Other Income
Sales and other operating revenues $
11,326
4,386
30,708
13,293
Equity in earnings of affiliates
239
35
500
346
Gain (loss) on dispositions
2
(3)
294
551
Other income (loss)
49
(38)
884
(983)
Total

Revenues and Other Income
11,616
4,380
32,386
13,207
Costs and Expenses
Purchased commodities
4,179
1,839
11,660
5,630
Production and operating expenses
1,389
963
4,151
3,183
Selling, general and administrative

expenses
128
96
556
249
Exploration expenses
65
125
206
410
Depreciation, depletion and amortization
1,672
1,411
5,425
3,980
Impairments
(89)
2
(90)
521
Taxes

other than income taxes
403
179
1,154
570
Accretion on discounted liabilities
61
62
186
195
Interest and debt expense
219
200
665
604
Foreign currency transaction

(gain) loss
(10)
(5)
19
(88)
Other expenses
17
20
78
7
Total

Costs and Expenses
8,034
4,892
24,010
15,261
Income (loss) before income taxes
3,582
(512)
8,376
(2,054)
Income tax provision (benefit)
1,203
(62)
2,924
(171)
Net income (loss)
2,379
(450)
5,452
(1,883)
Less: net loss attributable to noncontrolling

interests
-
-
-
(46)
Net Income (Loss) Attributable

to ConocoPhillips
$
2,379
(450)
5,452
(1,929)
Net Income (Loss) Attributable

to ConocoPhillips Per Share
of Common Stock (dollars)
Basic $
1.78
(0.42)
4.10
(1.79)
Diluted
1.78
(0.42)
4.09
(1.79)
Average Common Shares

Outstanding
(in thousands)
Basic
1,332,286
1,077,377
1,327,216
1,079,525
Diluted
1,336,379
1,077,377
1,330,652
1,079,525
See Notes to Consolidated Financial Statements.

Financial Statements

ConocoPhillips

2021 Q3 10-Q

Consolidated Statement

of Comprehensive Income
ConocoPhillips

Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Net Income (Loss) $
2,379
(450)
5,452
(1,883)
Other comprehensive income (loss)
Defined benefit plans
Reclassification adjustment for

amortization of prior
service credit included in net income (loss)
(9)
(8)
(28)
(24)
Net actuarial gain (loss) arising during the period
8
(78)
113
(73)
Reclassification adjustment for

amortization of net actuarial
losses included in net income (loss)
45
45
133
81
Income taxes on defined benefit

plans
(9)
10
(49)
3
Defined benefit plans, net of tax
35
(31)
169
(13)
Unrealized holding gain (loss) on securities
-
-
(1)
3
Income taxes on unrealized

holding gain on securities
-
-
-
(1)
Unrealized holding gain (loss) on securities,

net of tax
-
-
(1)
2
Foreign currency translation

adjustments
(237)
188
(72)
(302)
Income taxes on foreign

currency translation adjustments
(1)
2
(1)
4
Foreign currency translation

adjustments, net of tax
(238)
190
(73)
(298)
Other Comprehensive Income (Loss), Net of Tax
(203)
159
95
(309)
Comprehensive Income (Loss)
2,176
(291)
5,547
(2,192)
Less: comprehensive income attributable

to noncontrolling interests
-
-
-
(46)
Comprehensive Income (Loss) Attributable

to ConocoPhillips
$
2,176
(291)
5,547
(2,238)
See Notes to Consolidated Financial Statements.

Financial Statements

ConocoPhillips

2021 Q3 10-Q

4
Consolidated Balance Sheet ConocoPhillips
Millions of Dollars
September 30 December 31
2021 2020
Assets
Cash and cash equivalents $
9,833
2,991
Short-term investments
678
3,609
Accounts and notes receivable (net of allowance

of $
2

and $
4
, respectively)
5,336
2,634
Accounts and notes receivable—related

parties
129
120
Investment in Cenovus Energy
1,416
1,256
Inventories
1,043
1,002
Prepaid expenses and other current

assets
1,746
454
Total

Current Assets
20,181
12,066
Investments and long-term receivables
8,058
8,017
Loans and advances—related parties
-
114
Net properties, plants and equipment
(net of accumulated DD&A of $
65,223

and $
62,213
, respectively)
56,689
39,893
Other assets
2,376
2,528
Total

Assets
$
87,304
62,618
Liabilities
Accounts payable $
4,101
2,669
Accounts payable—related

parties
30
29
Short-term debt
920
619
Accrued income and other taxes
2,082
320
Employee benefit obligations
691
608
Other accruals
2,625
1,121
Total

Current Liabilities
10,449
5,366
Long-term debt
18,748
14,750
Asset retirement obligations

and accrued environmental costs
5,721
5,430
Deferred income taxes
5,630
3,747
Employee benefit obligations
1,162
1,697
Other liabilities and deferred credits
1,479
1,779
Total

Liabilities
43,189
32,769
Equity
Common stock (
2,500,000,000

shares authorized at $
0.01

par value)
Issued (2021—
2,089,046,718

shares; 2020—
1,798,844,267

shares)
Par value
21
18
Capital in excess of par
60,431
47,133
Treasury stock

(at cost: 2021—
770,099,851

shares; 2020—
730,802,089

shares)
(49,521)
(47,297)
Accumulated other comprehensive

loss
(5,123)
(5,218)
Retained earnings
38,307
35,213
Total

Equity
44,115
29,849
Total

Liabilities and Equity
$
87,304
62,618
See Notes to Consolidated Financial Statements.

Financial Statements

ConocoPhillips

2021 Q3 10-Q
Consolidated Statement

of Cash Flows
ConocoPhillips
Millions of Dollars
Nine Months Ended
September 30
2021 2020
Cash Flows From Operating Activities
Net income (loss) $
5,452
(1,883)
Adjustments to reconcile net income

(loss) to net cash provided by operating
activities
Depreciation, depletion and amortization
5,425
3,980
Impairments
(90)
521
Dry hole costs and leasehold impairments
7
114
Accretion on discounted liabilities
186
195
Deferred taxes
895
(428)
Undistributed equity earnings
258
450
Gain on dispositions
(294)
(551)
(Gain) loss on investment in Cenovus

Energy
(743)
1,302
Other
(866)
(188)
Working capital adjustments
Decrease (increase) in accounts and notes

receivable
(1,619)
1,132
Increase in inventories
(13)
(74)
Increase in prepaid expenses and other current

assets
(800)
(49)
Increase (decrease) in accounts payable
682
(583)
Increase (decrease) in taxes

and other accruals
2,648
(808)
Net Cash Provided by Operating

Activities
11,128
3,130
Cash Flows From Investing Activities
Cash acquired from Concho
382
-
Capital expenditures and investments
(3,767)
(3,657)
Working capital changes

associated with investing activities
79
(229)
Proceeds from asset dispositions
792
1,312
Net sales (purchases) of investments
2,846
(1,089)
Collection of advances/loans—related parties
105
116
Other
(386)
(31)
Net Cash Provided by (Used in) Investing

Activities
51
(3,578)
Cash Flows From Financing Activities
Issuance of debt
-
300
Repayment of debt
(363)
(234)
Issuance of company common stock
27
(2)
Repurchase of company common

stock
(2,224)
(726)
Dividends paid

(1,750)
(1,367)
Other
6
(27)
Net Cash Used in Financing Activities
(4,304)
(2,056)
Effect of Exchange

Rate Changes on Cash, Cash Equivalents

and Restricted Cash
(3)
(62)
Net Change in Cash, Cash Equivalents and

Restricted Cash
6,872
(2,566)
Cash, cash equivalents and restricted

cash at beginning of period
3,315
5,362
Cash, Cash Equivalents and Restricted

Cash at End of Period
$
10,187
2,796
Restricted cash of $
95

million and $
259

million are included in the "Prepaid expenses and other current assets" and "Other assets" lines,
respectively, of our Consolidated Balance Sheet as of September 30, 2021.
Restricted cash of $
94

million and $
230

million are included in the "Prepaid expenses and other current assets" and "Other assets"

lines,
respectively, of our Consolidated Balance Sheet as of December 31, 2020.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q

6
Notes to Consolidated

Financial Statements
Note 1—Basis of Presentation
The interim-period financial information

presented in the financial statements

included in this report is unaudited
and, in the opinion of management, includes all known accruals and adjustments necessary for a fair presentation
of the consolidated financial position of ConocoPhillips

,

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

10-K.

Note 2—Inventories
Millions of Dollars
September 30

December 31
2021 2020
Crude oil and natural gas $
485
461
Materials and supplies
558
541
Total

Inventories
$
1,043
1,002
Inventories valued on

the LIFO basis

$
305
282
Note 3—Acquisitions and Dispositions
Announced Acquisition of Shell Permian Assets
In September 2021, we signed a definitive agreement

to acquire Shell Enterprises LLC’s

assets in the Delaware
Basin in an all-cash transaction for $
9.5

billion before customary

adjustments (Shell Permian Acquisition).

Assets
to be acquired include approximately
225,000

net acres and producing properties

located entirely in Texas,

as well
as over
600

miles of operated crude, gas and

water pipelines and infrastructure.

The acquisition is anticipated to
close in the fourth quarter of 2021, subject to regulatory

approval and other customary

closing conditions.

Under
the terms of the agreement, we paid a deposit of $
475

million which is presented within “Cash

Flows from
Investing Activities - Other” on our consolidated statement

of cash flows.

See Item 1A “Risk Factors” for further
discussion of risks related to the Shell Permian Acquisition.

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

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q
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

about
facts and circumstances that

existed as of the acquisition date to

consider.

Oil and gas properties were valued
using a discounted cash flow approach

incorporating market participant

and internally generated price
assumptions; production profiles; and, operating

and development cost assumptions.

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
745
Inventories
45
Prepaid expenses and other current

assets
37
Investments and long-term receivables
333
Net properties, plants and equipment
18,968
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

properties of approximately
$
11.8

billion and $
6.9

billion, respectively.

We recognized approximately

$
157

million of transaction-related costs,

all of which were expensed in the first
quarter of 2021.

These non-recurring costs related

primarily to fees paid to advisors

and the settlement of share-
based awards for certain Concho

employees based on the terms of the Merger Agreement.
In the first quarter of 2021, we commenced

a company-wide restructuring program,

the scope of which included
combining the operations of the two companies

as well as other global restructuring activities.

For the three-

and
nine-month periods ending September 30, 2021, we recognized

non-recurring restructuring costs

of approximately
$
52

million and $
209

million, respectively,

mainly for employee severance

and related incremental

pension benefit
costs.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q

8
The impact from these transaction and restructuring

costs to the lines of our consolidated income statement

for
the nine-month period ending September 30, 2021, are

below:
Millions of Dollars
Transaction

Cost
Restructuring Cost
Total

Cost
Production and operating expenses $
110
110
Selling, general and administration

expenses
135
64
199
Exploration expenses
18
4
22
Taxes

other than income taxes
4
2
6
Other expenses
-
29
29
$
157
209
366
On February 8, 2021, we completed a debt

exchange offer

related to the debt assumed from Concho.

As a result
of the debt exchange, we recognized

an additional income tax related

restructuring charge of $
75

million.

See
Note 19.
From the acquisition date through

September 30, 2021, “Total Revenues

and Other Income” and “Net Income
(Loss) Attributable to ConocoPhillips”

associated with the acquired Concho business

were approximately $
4,499
million and $
1,600

million, respectively.

The results associated with the Concho business

for the same period
include a before- and after-tax

loss of $
305

million and $
233

million, respectively,

on the acquired derivative
contracts.

The before-tax loss is recorded

within “Total Revenues

and Other Income” on our consolidated

income
statement.

See Note 11.
The following summarizes the unaudited

supplemental pro forma financial information

as if we had completed the
acquisition of Concho on January 1, 2020:
Millions of Dollars
Supplemental Pro Forma (unaudited)
Three Months Ended
September 30, 2020
Nine Months Ended
September 30, 2020
Total

revenues and other income
$
5,019
16,384
Net loss
(565)
(1,184)
Net loss attributable to ConocoPhillips
(565)
(1,230)
$ per share
Earnings per share:
Three Months Ended
September 30, 2020
Nine Months Ended
September 30, 2020
Basic net loss $
(0.41)
(0.90)
Diluted net loss
(0.41)
(0.90)
The unaudited supplemental pro forma

financial information is presented

for illustration purposes

only and is not
necessarily indicative of the operating

results that would have occurred

had the transaction been completed on
January 1, 2020, nor is it necessarily indicative of future

operating results of the combined entity.

The unaudited
pro forma financial information

for the three-

and nine-month periods ending September 30, 2020 is

a result of
combining the consolidated income statement

of ConocoPhillips with the results of Concho.

The pro forma results
do not include transaction-related

costs, nor any cost savings

anticipated as a result of the transaction.

The pro
forma results include adjustments

to reverse impairment expense

of $
10.5

billion and $
1.9

billion related to oil and
gas properties and goodwill, respectively,

recorded by Concho in the nine-month

period ending September 30,
2020.

Other adjustments made relate

primarily to DD&A, which is based on the unit-of-production

method,
resulting from the purchase price allocated

to properties, plants and equipment.

We believe the estimates

and
assumptions are reasonable, and the relative

effects of the transaction

are properly reflected.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q
Assets Sold
In 2020, we completed the sale of our Australia

-West asset and operations.

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

Results of
operations related to

this transaction are reflected

in our Asia Pacific segment.

See Note 10.
In the third quarter of 2021, we sold our interests

in certain noncore assets in our Lower 48 segment

for
approximately $
150

million after customary adjustments,

recognizing a before-tax gain

on sale of approximately
$
26

million.

Production from these noncore Lower

48 properties averaged

approximately
15

MBOED in the nine-
months ended September 30, 2021.

We also completed the sale of our

noncore exploration interests

in Argentina,
recognizing a before-tax

loss on disposition of $
179

million. Results of operations

for Argentina were reported

in
our Other International segment.

For the three- and nine-months ended September

30, 2021, we recorded contingent

payments of $
121

million and
$
222

million, respectively,

relating to previous dispositions.

The contingent payments are

recorded as gain on
disposition on our consolidated income statement

and are reflected within our Canada

and Lower 48 segments.

No

contingent payments were

recorded in 2020.

Note 4—Investments,

Loans and Long-Term

Receivables

Australia Pacific LNG Pty Ltd

(APLNG)
APLNG executed project financing

agreements for an $
8.5

billion project finance facility in 2012.

All amounts were
drawn from the facility.

The project financing facility has been restructured

over time and at September 30, 2021,
this facility was composed of a financing agreement

with the Export-Import Bank of the United States,

a
commercial bank facility and
two

United States Private

Placement note facilities.

APLNG made its first principal
and interest repayme

nt in March 2017 and is scheduled to make

bi-annual payments until September

2030.

At
September 30, 2021, a balance of $
5.7

billion was outstanding on these

facilities.

See Note 9.

During the fourth quarter of 2020, the estimated

fair value of our investment

in APLNG declined to an amount
below carrying value, primarily due to the weakening

of the U.S. dollar relative to the Australian

dollar.

Based on a
review of the facts and circumstances

surrounding this decline in fair value, we concluded

the impairment was not
other than temporary under the guidance of FASB

ASC Topic

323, “Investments – Equity

Method and Joint
Ventures.”

Due primarily to improved outlooks for

commodity prices and the strengthening

of the U.S. dollar
relative to the Australian

dollar during the first nine months of 2021, the estimated

fair value of our investment
increased and is above carrying value at

September 30, 2021.

On October 25, 2021, Origin Energy Limited agreed

to the sale of
10

percent of their interest

in APLNG for
approximately $
1.6

billion which is expected to close in the fourth

quarter of 2021.

The transaction is subject to
preemption rights in favor

of ConocoPhillips and Sinopec among other considerations.

We will continue to
monitor and evaluate the relationship

between the carrying value and fair value

of APLNG, including any impact
from this announced transaction.
At September 30, 2021, the carrying value

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

At September 30, 2021, significant loans

to affiliated companies
included $
114

million in project financing to Qatar Liquefied

Gas Company Limited (3), which is recorded

within
the “Accounts

and notes receivable—related

parties” line on our consolidated balance sheet
.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q

10
Note 5—Investment in Cenovus

Energy
Our investment in Cenovus Energy

(CVE) shares is carried on our consolidated

balance sheet at fair value of $
1.4
billion based on the closing price of $
10.06

per share on the NYSE on the last trading

day of the quarter.

At
September 30, 2021 and December 31, 2020, we held
141

million and
208

million shares of CVE common stock,
respectively.

At September 30, 2021, our investment

approximated
7

percent of the issued and outstanding

CVE
common stock.
During the third quarter,

we sold
47

million shares of our CVE common stock, recognizing

proceeds of $
404

million.

Since we began disposing of our CVE shares

in May 2021, we have sold
67

million shares for total proceeds

of $
584
million, of which $
569

million was received by the end of the third

quarter.

Subject to market conditions, we
intend to continue to decrease

our investment over time.

All gains and losses are recognized

within “Other income (loss)” on our consolidated

income statement.

Proceeds
related to the sale of our CVE shares are

presented within “Cash Flows from Investing

Activities” on our
consolidated statement

of cash flows.

See Note 12
for information related

to fair value measurement
.
Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Total

Net gain (loss) on equity securities
$
17
(162)
743
(1,302)
Less: Net gain (loss) on equity securities sold during

the period
(50)
-
177
-
Unrealized gain (loss) on equity securities

still held at

the reporting date
$
67
(162)
566
(1,302)
Note 6—Impairments

During the three-

and nine-month periods ended September 30, 2021 and

2020, we recognized before

-tax
impairment charges within the following

segments:
Millions of Dollars

Three Months Ended
Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Alaska $
-
-
3
-
Lower 48

(89)
1
(93)
514
Europe, Middle East and North Africa
-
1
-
7
$
(89)
2
(90)
521
In the three-month period ended September 30, 2021,

we recorded a credit to impairment

of $
89

million in our
Lower 48 segment due to a decreased ARO

estimate for a previously

sold asset, in which we retained the ARO
liability.

In the first quarter of 2020, we recorded

impairments of $
511

million related to certain noncore

natural gas assets
in the Lower 48 segment which were written

down to fair value.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q
Note 7—Debt

Our debt balance at September 30, 2021, was

$
19.7

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
.
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
6.0

billion of commercial paper.

Commercial paper
is generally limited to
maturities of 90 days

and is included in the short-term debt on our consolidated

balance
sheet. With no commercial paper outstanding

and
no

direct borrowings or letters

of credit, we had access to $
6.0
billion in available borrowing capacity

under our revolving credit facility at

September 30, 2021.

At December 31,
2020, we had $
300

million of commercial paper outstanding

and
no

direct borrowings or letters of credit

issued.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q

12
Following our September 20, 2021, announcement

regarding the Shell Permian

Acquisition,

the three rating
agencies reviewed their pre-announcement

ratings on our debt resulting in the

following:
●
Fitch affirmed its rating of our long-term debt as “A” with a “stable” outlook.

●
S&P affirmed its rating of our long-term debt of “A-” with a “stable” outlook.

●
Moody’s affirmed its rating of our senior long-term debt of “A3” and upgraded the outlook to “positive”
from “stable.”

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

At September 30, 2021, we had $
283

million of certain variable rate

demand bonds (VRDBs) outstanding with
maturities ranging through 2035.

The VRDBs are redeemable at the option of the bondholders

on any business
day.

If they are ever redeemed, we have

the ability and intent to refinance on

a long-term basis, therefore, the
VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q
Note 8—Changes in Equity
Millions of Dollars
Attributable to ConocoPhillips
Common Stock
Par
Value
Capital in
Excess of
Par
Treasury
Stock
Accum. Other
Comprehensive
Income (Loss)
Retained
Earnings
Non-
Controlling
Interests Total
For the three months ended September 30, 2021
Balances at June 30, 2021 $
21
60,337
(48,278)
(4,920)
37,116
44,276
Net income
2,379
2,379
Other comprehensive income
(203)
(203)
Dividends paid ($
0.43

per common share)
(579)
(579)
Dividends payable ($
0.46

per common share)
(609)
(609)
Repurchase of company common stock
(1,243)
(1,243)
Distributed under benefit plans
94
94
Balances at September 30, 2021 $
21
60,431
(49,521)
(5,123)
38,307
-
44,115
For the nine months ended September 30, 2021
Balances at December 31, 2020 $
18
47,133
(47,297)
(5,218)
35,213
29,849
Net income
5,452
5,452
Other comprehensive income
95
95
Dividends paid ($
1.29

per common share)
(1,750)
(1,750)
Dividends payable ($
0.46

per common share)
(609)
(609)
Acquisition of Concho
3
13,122
13,125
Repurchase of company common stock
(2,224)
(2,224)
Distributed under benefit plans
176
176
Other

1
1
Balances at September 30, 2021 $
21
60,431
(49,521)
(5,123)
38,307
-
44,115
Millions of Dollars
Attributable to ConocoPhillips
Common Stock
Par
Value
Capital in
Excess of
Par
Treasury
Stock
Accum. Other
Comprehensive
Income (Loss)
Retained
Earnings
Non-
Controlling
Interests Total
For the three months ended September 30, 2020
Balances at June 30, 2020 $
18
47,079
(47,130)
(5,825)
37,351
31,493
Net income
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
Repurchase of company common stock
(726)
(726)
Distributions to noncontrolling interests and other
(32)
(32)
Dispositions
(84)
(84)
Distributed under benefit plans
130
130
Other

1
2
1
4
Balances at September 30, 2020 $
18
47,113
(47,130)
(5,666)
36,448
-
30,783

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q

14
Note 9—Guarantees
At September 30, 2021, we were

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
APLNG Guarantees
At September 30, 2021, we had outstanding

multiple guarantees in connection with our
37.5

percent ownership
interest in APLNG.

The following is a description of the guarantees

with values calculated utilizing September

2021
exchange rates:

●
During the third quarter of 2016, we issued a guarantee

to facilitate the withdrawal

of our pro-rata portion
of the funds in a project finance reserve account.

We estimate the remaining

term of this guarantee

is
9
years
.

Our maximum exposure under this guarantee

is approximately $
170

million and may become payable
if an enforcement action is commenced by

the project finance lenders against

APLNG.

At September 30,
2021, the carrying value of this guarantee

was $
14

million.
●
In conjunction with our original purchase of an ownership

interest in APLNG from Origin Energy

Limited in
October 2008, we agreed to reimburse

Origin Energy Limited for our share

of the existing contingent liability
arising under guarantees of an existing

obligation of APLNG to deliver natural

gas under several sales
agreements with remaining terms of
1 to 21 years
.

Our maximum potential liability for future

payments, or
cost of volume delivery,

under these guarantees is estimated

to be $
670

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
15 to 24
years

or the life of the venture.

Our maximum potential amount of future payments

related to these
guarantees is approximately

$
180

million and would become payable

if APLNG does not perform.

At
September 30, 2021, the carrying value of these guarantees

was $
11

million.

Other Guarantees
We have other guarantees

with maximum future potential payment

amounts totaling approximately

$
720

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

was $
11

million.

Indemnifications
Over the years, we have entered

into agreements to sell ownership

interests in certain legal entities,

joint ventures
and assets that gave rise to

qualifying indemnifications.

These agreements include indemnifications for

taxes,
lease commitments and environmental

liabilities.

Those related to environmental

issues have terms that are
generally indefinite and the maximum

amounts of future payments are

generally unlimited.

The carrying amount
recorded for these indemnification

obligations at September 30, 2021, was $
30

million.

We amortize the
indemnification liability over the relevant

time period the indemnity is in effect, if one exists,

based on the facts
and circumstances surrounding each type

of indemnity.

In cases where the indemnification term is

indefinite, we
will reverse the liability when we have

information the liability is essentially

relieved or amortize the liability over

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q
an appropriate time period as the fair

value of our indemnification exposure

declines.

Although it is reasonably
possible future payments may exceed

amounts recorded, due to the nature

of the indemnifications, it is not
possible to make a reasonable estimate

of the maximum potential amount

of future payments.

See Note 10
for
additional information about environmental

liabilities
.

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
dollar limits and time limits.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q

16
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

We have not reduced

these
accruals for possible insurance recoveries

.
At September 30, 2021, our balance sheet included

a total environmental

accrual of $
191

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

In addition, at September 30, 2021, we had performance

obligations secured by letters

of credit of

$
281

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

In
March 2019, the Tribunal unan

imously ordered the government of Venezuela

to pay ConocoPhillips approximately
$
8.7

billion in compensation for the government’s

unlawful expropriation of the company’s

investments in
Venezuela in 2007.

On August 29, 2019, the ICSID Tribunal

issued a decision rectifying the award and

reducing it
by approximately $
227

million.

The award now stands at

$
8.5

billion plus interest.

The government of Venezuela
sought annulment of the award,

which automatically stayed

enforcement of the award.

On September 29, 2021,
the ICSID annulment committee lifted the

stay of enforcement

of the award.

The annulment proceedings have
been suspended as a result of Venezuela’s

non-payment of advances

to cover the costs of these proceedings.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q
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

To date,

ConocoPhillips has received approximately

$
766
million in connection with the ICC award.

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

near Carpinteria, California.

ConocoPhillips is challenging this order.

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

ConocoPhillips continues to evaluate

its exposure in this matter.
On May 10, 2021, ConocoPhillips filed arbitration

under the rules of the Singapore International

Arbitration Centre
(SIAC) against Santos KOTN

Pty Ltd. and Santos Limited for

their failure to timely pay the $
200

million bonus due
upon FID of the Barossa development project

under the sale and purchase agreement.

Santos KOTN

Pty Ltd. and
Santos Limited have filed a counterclaim,

and the arbitration is underway.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q

18
Note 11—Derivative and Financial Instruments
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
$
1,601
229
Other assets
109
26
Liabilities
Other accruals
1,681
202
Other liabilities and deferred credits
94
18
The gains (losses) from commodity derivatives

incurred, and the line items where they appear on

our consolidated
income statement were:
Millions of Dollars

Three Months Ended
Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Sales and other operating revenues $
(483)
33
(862)
30
Other income (loss)
7
(2)
23
3
Purchased commodities
405
(27)
550
(29)
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

“Sales and other
operating revenues” line on our

consolidated income statement.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q
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

on our consolidated statement

of cash
flows.
The table below summarizes our material

net exposures resulting from

outstanding commodity derivative
contracts:
Open Position
Long/(Short)
September 30 December 31
2021 2020
Commodity
Natural gas and power (billions

of cubic feet equivalent)

Fixed price
10
(20)

Basis
(19)
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
●
Corporate bonds: Unsecured debt

securities issued by corporations.
●
Asset-backed securities: Collateralized

debt securities.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q

20
The following investments are

carried on our consolidated balance sheet at cost, plus accrued interest and the table
reflects remaining maturities at September 30, 2021 and

December 31, 2020:
Millions of Dollars
Carrying Amount
Cash and Cash Equivalents
Short-Term

Investments
Investments and Long-Term
Receivables
September 30 December 31 September 30 December 31 September 30 December 31
2021 2020 2021 2020 2021 2020
Cash $
634
597
Demand Deposits
1,847
1,133
Time Deposits
1 to 90 days
7,226
1,225
469
2,859
91 to 180 days
8
448
Within one year
5
13
One year through five years
2
1
U.S. Government

Obligations
1 to 90 days
16
23
-
-
$
9,723
2,978
482
3,320
2
1
The following investments in debt securities

classified as available for sale are carried at

fair value on our consolidated
balance sheet at September 30, 2021 and December 31, 2020:
Millions of Dollars
Carrying Amount
Cash and Cash Equivalents
Short-Term

Investments
Investments and Long-Term
Receivables
September 30
December 31
September 30
December 31
September 30
December 31
2021
2020
2021
2020
2021
2020
Major Security Type
Corporate Bonds $
-
-
113
130
184
143
Commercial Paper
110
13
69
155
U.S. Government

Obligations
-
-
-
4
6
13
U.S. Government

Agency Obligations
2
-
8
17
Foreign Government

Obligations
10
-
3
2
Asset-backed

Securities
2
-
59
41
$
110
13
196
289
260
216
Cash and Cash Equivalents and Short-Term

Investments have remaining maturities

within one year.
Investments and Long-Term

Receivables have remaining maturities greater

than one year through eight years.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q
The following table summarizes the

amortized cost basis and fair value

of investments in debt securities classified
as available for sale:
Millions of Dollars
Amortized Cost Basis Fair Value
September 30 December 31 September 30 December 31
2021 2020 2021 2020
Major Security Type
Corporate bonds $
296
271
297
273
Commercial paper
179
168
179
168
U.S. government obligations
6
17
6
17
U.S. government agency obligations
10
17
10
17
Foreign government obligations
13
2
13
2
Asset-backed securities
61
41
61
41
$
565
516
566
518
At September 30, 2021 and December 31, 2020, total

unrealized losses for debt

securities classified as available for
sale with net losses were negligible.

Additionally, at

September 30, 2021 and December 31, 2020, investment

s

in
these debt securities in an unrealized loss position

for which an allowance for

credit losses has not been recorded
were negligible.

For the three-

and nine-month periods ended September 30, 2021, proceeds

from sales and redemptions of
investments in debt securities classified

as available for sale were $
165

million and $
485

million, respectively.

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
market funds, U.S. government

and government agency obligations,

time deposits with major international banks
and financial institutions, high-quality corporate

bonds, foreign government obligations

and asset-backed
securities.

Our long-term investments in debt

securities are placed in high-quality corporate

bonds, asset-backed
securities, U.S. government and government

agency obligations, foreign

government obligations, and

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
others to be offset against

amounts due to us.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q

22
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

features that were in
a liability position at September 30, 2021 and December 31,

2020, was $
455

million and $
25

million, respectively.

For these instruments,
no

collateral was posted at

September 30, 2021 or December 31, 2020.

If our credit rating
had been downgraded below investment

grade at September 30, 2021, we

would have been required to post

$
396
million of additional collateral, either with cash

or letters of credit.
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

market data is no longer
available.

There were no material transfers

into or out of Level 3 during the three-

and nine-month periods ended
September 30, 2021, nor during the year ended December

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
fair value.

Level 3 activity was not material for

all periods presented.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q
The following table summarizes the

fair value hierarchy

for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists

for commodity derivatives accounted

for at fair value on a recurring

basis):

Millions of Dollars
September 30, 2021 December 31, 2020
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Assets
Investment in CVE shares $
1,416
-
-
1,416
1,256
-
-
1,256
Investments in debt securities
6
560
-
566
17
501
-
518
Commodity derivatives
882
788
40
1,710
142
101
12
255
Total

assets
$
2,304
1,348
40
3,692
1,415
602
12
2,029
Liabilities
Commodity derivatives $
893
723
159
1,775
120
91
9
220
Total

liabilities
$
893
723
159
1,775
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
Amounts Subject to Right of Setoff
Gross Amounts Not Gross Net
Amounts Subject to Gross Amounts Amounts Cash Net
Recognized Right of Setoff Amounts Offset Presented Collateral Amounts
September 30, 2021
Assets $
1,710
113
1,597
883
714
-
714
Liabilities
1,775
129
1,646
883
763
34
729
December 31, 2020
Assets $
255
2
253
157
96
10
86
Liabilities
220
1
219
157
62
4
58
At September 30, 2021 and December 31, 2020, we

did not present any amounts

gross on our consolidated

balance sheet where we had the right of setoff.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q

24
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
the balance sheet approximates

fair value.

The valuation technique and methods used to

estimate the
fair value of the current portion of fixed

-rate related party

loans is consistent with Loans and advances—
related parties.

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
Note 11.
●
Loans and advances—related parties: The carrying

amount of floating-rate loans

approximates fair value.

The fair value of fixed-rate

loan activity is measured using market

observable data and is categorized

as
Level 2 in the fair value hierarchy.

See Note 4.
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
Millions of Dollars
Carrying Amount Fair Value
September 30 December 31 September 30 December 31
2021 2020 2021 2020
Financial assets
Investment in CVE shares $
1,416
1,256
1,416
1,256
Commodity derivatives
827
88
827
88
Investments in debt securities
566
518
566
518
Loans and advances—related parties
114
220
114
220
Financial liabilities
Total

debt, excluding finance leases
18,815
14,478
22,797
19,106
Commodity derivatives
858
59
858
59

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q
Note 13—Accumulated Other Comprehensive

Loss
Accumulated other comprehensive

loss in the equity section of our consolidated balance sheet included:
Millions of Dollars
Defined Benefit
Plans
Net Unrealized
Gain (Loss) on
Securities
Foreign
Currency
Translation
Accumulated
Other
Comprehensive
Loss
December 31, 2020 $
(425)
2
(4,795)
(5,218)
Other comprehensive income (loss)
169
(1)
(73)
95
September 30, 2021 $
(256)
1
(4,868)
(5,123)
The following table summarizes reclassifications

out of accumulated other comprehensive

loss and into net

income (loss):
Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Defined benefit plans $
29
30
83
46
The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $
7

million and $
7
million for the three-month periods ended September 30, 2021 and September 30, 2020, respectively, and $
22

million and $
11

million for the
nine-month periods ended September 30, 2021 and September 30, 2020, respectively
.

See Note 15.
Note 14—Cash Flow Information
Millions of Dollars
Nine Months Ended
September 30
Cash Payments 2021 2020
Interest $
695
591
Income taxes
358
803
Net Sales (Purchases) of Investments
Short-term investments

purchased
$
(5,487)
(9,662)
Short-term investments

sold
8,478
8,776
Long-term investments purchased
(228)
(271)
Long-term investments sold
83
68
$
2,846
(1,089)
We paid a deposit of $
475

million under the terms of the agreement of the Shell Permian

Acquisition.

This deposit
is included within the “Cash Flows from Investing

Activities - Other” on our consolidated statement of cash

flows.

See Note 3
for additional information on cash

and non-cash changes to our consolidated

balance sheet associated
with our Concho acquisition and information on

the announced Shell transaction.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q

26
Note 15—Employee Benefit Plans
Pension and Postretirement

Plans
Millions of Dollars
Pension Benefits Other Benefits
2021 2020 2021 2020
U.S. Int'l. U.S. Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost $
17
15
21
14
-
1
Interest cost
12
19
17
21
1
2
Expected return on plan assets
(22)
(30)
(21)
(37)
-
-
Amortization of prior service credit
-
-
-
(1)
(9)
(7)
Recognized net actuarial loss

9
8
12
5
-
1
Settlements
28
-
27
-
-
-
Net periodic benefit cost $
44
12
56
2
(8)
(3)
Nine Months Ended September 30
Service cost $
56
46
63
41
1
2
Interest cost
40
59
51
63
3
5
Expected return on plan assets
(66)
(90)
(63)
(108)
-
-
Amortization of prior service credit
-
-
-
(1)
(28)
(23)
Recognized net actuarial loss
36
24
37
16
1
1
Settlements
72
-
28
(1)
-
-
Curtailments
12
-
-
-
-
-
Special Termination

Benefits
9
-
-
-
-
-
Net periodic benefit cost $
159
39
116
10
(23)
(15)
The components of net periodic benefit cost,

other than the service cost component, are included

in the “Other
expenses” line item on our consolidated

income statement.
We recognized a proportionate

share of prior actuarial losses from other comprehensive

income as pension
settlement expense of $
28

million and $
72

million during the three- and nine-month periods

ended September 30,
2021, respectively.

As part of our company-wide restructuring

program, we concluded that

actions taken during
the first quarter of 2021, would result

in a significant reduction of future service of active employees in the U.S.
qualified pension plan, a U.S. nonqualified supplemental

retirement plan and the U.S.

other postretirement benefit
plans.

As a result, we recognized an increase

in the benefit obligation as a curtailment

loss of $
12

million on the
U.S. pension benefit plans.

In conjunction with the recognition of pension settlement

expense, the fair market
values of the pension plan assets were updated

and the pension benefit obligations of the U.S.

qualified pension
plan and the U.S. nonqualified supplemental

retirement plan were remeasured

at September 30, 2021.

At the
measurement date, the net pension

liability decreased by $
106

million compared to December 31, 2020, primarily
a result of an increase in the discount rate,

resulting in a corresponding increase to

other comprehensive income.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q
The relevant assumptions are

summarized in the following table:
September 30 December 31
2021 2020
Expected return on plan assets
3.40
%
5.80
Relevant discount rates
U.S. qualified pension plan
2.80
%
2.40
U.S. nonqualified pension plan
2.30
1.85
During the first nine months of 2021, we contributed

$
409

million to our domestic benefit plans and $
104

million
to our international benefit plans.

In 2021, we expect to contribute a

total of approximately $
475

million to our
domestic qualified and nonqualified pension and postretirement benefit plans and $
115

million to our
international qualified and nonqualified pension and

postretirement benefit plans.

Severance Accrual Activity Millions of Dollars
Balance at December 31, 2020 $
24
Accruals
165
Benefit payments
(102)
Balance at September 30, 2021 $
87
Accruals include severance costs

associated with our company-wide restructuring

program.

Of the remaining
balance at September 30, 2021, $
51

million is classified as short-term.
See Note 3
for information relating to

our
Concho acquisition.

Note 16—Related Party

Transactions
Our related parties primarily include equity method

investments and certain trusts

for the benefit of employees.

Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
Significant Transactions

with Equity Affiliates
2021 2020 2021 2020
Operating revenues and other income

$
22
21
63
59
Purchases
1
-
5
-
Operating expenses and selling, general

and administrative
expenses
45
16
135
43
Net interest (income) expense* $
-
(1)
(2)
(5)
*We paid interest to,

or received interest from, various affiliates
.

See Note 4
for information related

to loans to
equity affiliates.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q

28
Note 17—Sales and Other Operating Revenues
Revenue from Contracts

with Customers
The following table provides further

disaggregation of our consolidated

sales and other operating revenues:

Millions of Dollars

Three Months Ended
Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Revenue from contracts

with customers
$
8,880
3,078
23,794
9,908
Revenue from contracts

outside the scope of ASC Topic

606
Physical contracts

meeting the definition of a derivative
2,620
1,280
7,348
3,432
Financial derivative contracts
(174)
28
(434)
(47)
Consolidated sales and other operating

revenues
$
11,326
4,386
30,708
13,293
Revenues from contracts

outside the scope of ASC Topic

606 relate primarily to physical

gas contracts at market
prices which qualify as derivatives accounted

for under ASC Topic

815, “Derivatives and Hedging,”

and for which
we have not elected NPNS.

There is no significant difference

in contractual terms or the policy for

recognition of
revenue from these contracts

and those within the scope of ASC Topic

606.

The following disaggregation

of
revenues is provided in conjunction

with
Note 18—Segment Disclosures and Related Information
:

Millions of Dollars

Three Months Ended
Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Revenue from Outside the Scope of ASC Topic

606
by Segment
Lower 48 $
2,123
1,018
5,934
2,692
Canada
266
152
776
452
Europe, Middle East and North Africa
231
110
638
288
Physical contracts

meeting the definition of a derivative
$
2,620
1,280
7,348
3,432
Millions of Dollars

Three Months Ended
Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Revenue from Outside the Scope of ASC Topic

606
by Product
Crude oil $
215
100
517
218
Natural gas
2,192
1,042
6,423
2,895
Other
213
138
408
319
Physical contracts

meeting the definition of a derivative
$
2,620
1,280
7,348
3,432

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q
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
Receivables and Contract

Liabilities
Receivables from Contracts

with Customers
At September 30, 2021, the “Accounts

and notes receivable” line on our consolidated

balance sheet, includes
trade receivables of $
4,262

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
Millions of Dollars
Contract Liabilities
At December 31, 2020 $
97
Contractual payments received
7
Revenue recognized
(62)
At September 30, 2021 $
42
Amounts Recognized in the Consolidated

Balance Sheet at September 30, 2021
Current liabilities $
42
For the nine-month period of 2021, we recognized revenue of $62 million in the “Sales and other operating revenues” line on our consolidated income statement. No revenue was recognized during the three-month period ended September 30, 2021. We expect to recognize the contract liabilities as of September 30, 2021, as revenue during 2022.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q

30
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

See Note 3.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q
Analysis of Results by Operating Segment
Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Sales and Other Operating Revenues
Alaska $
1,395
864
3,946
2,396
Intersegment eliminations
-
(30)
-
(11)
Alaska
1,395
834
3,946
2,385
Lower 48
7,566
2,323
19,968
6,859
Intersegment eliminations
(1)
(9)
(5)
(47)
Lower 48
7,565
2,314
19,963
6,812
Canada
967
348
2,636
1,026
Intersegment eliminations
(406)
(20)
(1,063)
(200)
Canada
561
328
1,573
826
Europe, Middle East and North Africa
1,127
432
3,270
1,320
Asia Pacific
673
477
1,880
1,930
Other International
1
1
4
5
Corporate and Other
4
-
72
15
Consolidated sales and other operating

revenues
$
11,326
4,386
30,708
13,293
Sales and Other Operating Revenues

by Geographic Location
(1)
United States $
8,963
3,148
23,978
9,209
Australia
-
-
-
605
Canada
561
328
1,573
826
China
193
161
519
374
Indonesia
231
167
634
503
Libya
313
6
833
50
Malaysia
249
148
727
447
Norway
678
358
1,708
1,046
United Kingdom
136
68
729
224
Other foreign countries
2
2
7
9
Worldwide consolidated $
11,326
4,386
30,708
13,293
Sales and Other Operating Revenues

by Product
Crude oil $
6,433
2,321
16,725
6,981
Natural gas
4,099
1,509
11,422
4,354
Natural gas liquids
414
129
976
364
Other (2)
380
427
1,585
1,594
Consolidated sales and other operating

revenues by product
$
11,326
4,386
30,708
13,293
(1) Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2) Includes LNG and bitumen.
Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Net Income (Loss) Attributable

to ConocoPhillips
Alaska $
405
(16)
935
(76)
Lower 48
1,631
(78)
3,274
(880)
Canada
155
(75)
267
(270)
Europe, Middle East and North Africa
241
92
601
318
Asia Pacific
257
25
749
945
Other International
(97)
(8)
(106)
14
Corporate and Other
(213)
(390)
(268)
(1,980)
Consolidated net income (loss) attributable

to ConocoPhillips
$
2,379
(450)
5,452
(1,929)

Notes to Consolidated Financial Statements

ConocoPhillips

2021 Q3 10-Q

32
Millions of Dollars
September 30 December 31
2021 2020
Total Assets
Alaska $
14,617
14,623
Lower 48
33,200
11,932
Canada
6,797
6,863
Europe, Middle East and North Africa
8,956
8,756
Asia Pacific
10,657
11,231
Other International
1
226
Corporate and Other
13,076
8,987
Consolidated total assets $
87,304
62,618
Note 19—Income Taxes
Our effective tax rate

for the three-month periods ended

September 30, 2021 and 2020 was
34

percent and
12
percent, respectively.

Both periods were primarily impacted by

shifts in our before-tax income between

higher
and lower tax jurisdictions as well as the change in

our U.S. valuation allowance

driven by the fair value
measurement of our CVE common shares.

Our effective tax rate

for the nine-month periods ended September

30, 2021 and 2020 was
35

percent and
8
percent,

respectively,

and both periods were impacted by the

same items noted above.

Our 2021 effective tax
rate was adversely

impacted by $
75

million due to incremental interest

deductions from the exchange of debt
acquired from Concho offsetting

U.S. foreign source revenue

that would otherwise have been offset

by foreign tax
credits.

The nine-month period ending September 30, 2020,

also reflects the tax impact of the gain

on disposition
recognized for the Australia-West

divestiture.
For additional information relating to the debt exchange, see Note
7.
During the three and nine-month periods of 2021, our valuation allowance decreased by $
4

million and $
156
million, respectively,

compared to increases of $
33

million and $
264

million for the same periods of 2020.

The
change to our U.S. valuation

allowance for all periods relates

primarily to the fair value measurement of our

CVE
common shares and our expectation

of the tax impact related to incremental

capital gains and losses.

The Company has ongoing income tax audits

in numerous jurisdictions which are occasionally

extended or
completed earlier than anticipated.

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
See Note 3.

Management’s Discussion and Analysis

ConocoPhillips

2021 Q3 10-Q
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
Business Environment and Executive Overview
ConocoPhillips is the world’s

largest independent E&P company

with operations and activities in 14 countries.

Our
diverse, low cost of supply portfolio

includes resource-rich unconventional

plays in North America; conventional
assets in North America, Europe, and Asia; LNG

developments; oil sands in Canada; and an inventory

of global
conventional and unconventional

exploration prospects.

Headquartered in Houston, Texas,

at September 30,
2021, we employed approximately

9,900 people worldwide and had total assets

of $87 billion.

Completed and Announced Acquisitions
On January 15, 2021, we completed our acquisition

of Concho Resources Inc. (Concho), an independent

oil and gas
exploration and production

company with operations across

New Mexico and West Texas.

The addition of
complementary acreage in the Delaware

and Midland Basins resulted in a significant

Permian presence to augment
our leading unconventional positions

in the Eagle Ford, Bakken and

Montney.

See Note 3.
In September 2021, we signed a definitive agreement

to acquire Shell Enterprises LLC

’s assets in

the Delaware
Basin (Shell Permian Acquisition) in an all-cash transaction for $9.5 billion before customary

adjustments.

Assets
to be acquired include approximately

225,000 net acres and producing properties

located entirely in Texas,

as well
as over 600 miles of operated crude, gas

and water pipelines and infrastructure.

This acquisition further enhances
our already sizeable Permian

position, and we believe that our development,

operational and commercial
expertise will deliver significant incremental

value.

This acquisition is expected to close in the

fourth quarter of
2021, subject to regulatory approval

and other customary closing conditions.

See Note 3.

See Item 1A “Risk
Factors” for further discussion of the risks related to the Shell Permian Acquisition.
Overview
While commodity prices in the third quarter of 2021 improve

d

to pre-pandemic levels,

we expect that they will
continue to be cyclical and volatile.

Our view is that a successful business strategy

in the E&P industry must be
resilient in lower price environments,

while also retaining upside during periods

of higher prices.

As such, we are
unhedged, remain highly disciplined in our investment

decisions and continually monitor market

fundamentals
including OPEC plus updates regarding

supply guidance and inventory

levels.

Demand continues to recover but
has yet to regain pre

-pandemic levels.

The speed and extent of this recovery

will be influenced by continual easing
of COVID-19 restrictions that have

reduced economic activity and depressed

the demand for our products globally.

Management’s Discussion and Analysis

ConocoPhillips

2021 Q3 10-Q

34
The energy macro-environment

,

including energy transition, continues

to evolve.

We believe ConocoPhillips can
play a valued role in the energy

transition.

We have adopted a triple mandate

that simultaneously calls for
meeting energy pathway demand,

delivering competitive returns of and on

capital, and achieving our net-zero
ambition on operational (scope 1 and 2) emissions.

Our triple mandate is supported by financial principles

and capital allocation priorities that

should allow us to
deliver superior returns through the price cycles

.

Our financial principles consist of maintaining

balance sheet
strength, providing peer-leading

distributions, making disciplined investment

s, and delivering ESG excellence,

all of
which are in service to delivering competitive financial

returns.

Our completed and announced acquisitions

this
year further reinforce our value

proposition.

In the third quarter,

total company production

was 1,544 MBOED
resulting in cash provided by operating

activities of $4.8 billion.

In the nine-month period ended September 30,
2021, we generated $11.1 billion in

cash provided by operating activities,

returning $1.8 billion to shareholders
through dividends and $2.2 billion through share

repurchases.

We ended the quarter with cash,

cash equivalents
and short-term investments totaling

$10.5 billion.
In February

2021, we resumed our share repurchase

program at an annualized

level of $1.5 billion, which we
increased in the second quarter to an annualized

level of $2.5 billion for 2021.
Additionally, in

May 2021 we announced a paced monetization

program related to the

208 million shares of
Cenovus Energy (CVE) common shares

owned at that time.

We plan to fully dispose of our CVE shares

by year-end
2022, however,

the sales pace for the remaining shares will

be guided by market conditions,

and we retain
discretion to adjust accordingly.

During the third quarter of 2021, we sold 47 million shares

for $404 million and
inception to date have sold

67 million shares for $584 million.

Proceeds from the disposition of CVE shares

will be
deployed toward incremental

share repurchases.

See Note 5.
In September 2021, we declared an increase

in the company’s quarterly

ordinary dividend from 43 cents per share
to 46 cents per share, representing

a 7 percent increase.

The dividend is payable on December 1, 2021,

to
stockholders of record

at the close of business on October 28, 2021.

Planned distributions for 2021 amount to

a total of approximately $6 billion

between dividends

and share
repurchases combined.

Additionally in September 2021, we demonstrated

our commitment to preserving our ‘A’

-rated balance sheet by
restating our intent

to reduce the company’s

gross debt by $5 billion over five years

through natural and
accelerated maturities.

In conjunction with our Shell Permian Acquisition announcement

,

we also communicated an increase

to our
planned disposition target that was

initially set in June at $2 to $3 billion by 2022.

We are now targeting

$4 to $5
billion in disposition proceeds by 2023, with the additional

$2 billion sourced primarily from the Permian

Basin as
part of our ongoing portfolio high-grading and

optimization efforts.

To date,

we have generated

$0.2 billion in
disposition proceeds.

The proceeds from these transactions will be used

in accordance with the company’s
priorities, including returns of capital

to shareholders and reduction of gross

debt.

Management’s Discussion and Analysis

ConocoPhillips

2021 Q3 10-Q
In September 2021, in conjunction with the announcement

of the Shell Permian Acquisition,

we reaffirmed our
commitment to ESG leadership and

excellence by announcing an improvement

to our operational GHG emissions
intensity reduction targets

by 2030.

Our Paris-aligned climate-risk commitment

now includes:
●
Net-zero ambition for

operational (scope 1 and 2) emissions

by 2050 with active advocacy for a price

on
carbon to address end-use (scope 3) emissions;
●
Targeting

a reduction in gross operated

and net equity operational GHG emissions intensity

by 40 to 50
percent from 2016 levels by 2030, an

improvement from the previously

announced target of 35 to 45
percent on only a gross operated

basis;
●
Zero routine flaring by 2030, with an

ambition to get there by 2025;
●
10 percent reduction target

for methane emissions intensity

by 2025 from a 2019 baseline, in addition to
the 65 percent reductions we have

made since 2015;
●
Adding continuous methane detection devices

to our operations,

with an initial focus on the larger Lower
48 facilities;
●
Dedicated low carbon technology

organization responsible

for identifying and prioritizing global emissions
reduction initiatives and opportunities associated

with the energy transition including carbon capture,
utilization and storage

(CCUS) and hydrogen; and
●
ESG performance factoring into

executive and employee compensation

programs.
Operationally,

we remain focused on safely

executing the business.

Production was 1,544 MBOED in the third
quarter of 2021, an increase of 477 MBOED or 45 percent,

compared with the third quarter of 2020, primarily

due
to the addition of approximately

343 MBOED in the Permian Basin from our Concho

acquisition and the absence of
last year’s economic curtailments

predominantly in North American operated

assets as a result of lower oil prices.

We re-invested

$1.3 billion into the business in the form of capital

expenditures during the third quarter,

with over
half of our investments focused

on flexible, short-cycle unconventional

plays in the Lower 48 segment where our
production is liquids-weighted and

has access to both domestic and export markets

.

For the full year,

we remain
disciplined with our allocation of capital with a

planned $5.3 billion program excluding

the impacts of the recently
announced Shell Permian Acquisition which is anticipated

to close in the fourth quarter.

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

Our strategy is to create

value through price
cycles by delivering on the financial, operational

and ESG priorities that underpin our value proposition

.

Our earnings and operating cash flows

generally correlate with

price levels for crude oil and natural

gas, which are
subject to factors external

to the company and over which we have

no control.

The following graph depicts the
trend in average benchmark prices

for WTI crude oil, Brent crude oil and

Henry Hub natural gas:

Management’s Discussion and Analysis

ConocoPhillips

2021 Q3 10-Q

36

-

1

2

3

4

5

20

40

60

80
Q3'19 Q4'19 Q1'20 Q2'20 Q3'20 Q4'20 Q1'21 Q2'21 Q3'21
WTI/Brent
$/Bbl
WTI Crude Oil, Brent Crude Oil and Henry Hub Natural Gas Prices
Quarterly Averages
WTI - $/Bbl Brent - $/Bbl HH - $/MMBTU
HH
$/MMBTU
Brent crude oil prices averaged

$73.47 per barrel in the third quarter of 2021, an increase

of 71 percent compared
with $43.00 per barrel in the third quarter of 2020.

WTI at Cushing crude oil prices averaged

$70.56 per barrel in
the third quarter of 2021, an increase of 72 percent

compared with $40.93 per barrel in the third

quarter of 2020.

Oil prices increased alongside the ongoing global economic

recovery following 2020’s

COVID impacts as well as
OPEC plus supply restraint,

continued capital discipline by U.S. E&P’s

and various unplanned supply disruptions in
producing countries.
Henry Hub natural gas prices averaged

$4.02 per MMBTU in the third quarter

of 2021, an increase of 103 percent
compared with $1.98 per MMBTU in the third

quarter of 2020.

Henry Hub prices have increased due to

healthy
domestic demand accompanied by record

levels of feedgas demand for

LNG exports to Europe and Asia.

Our realized bitumen price averaged

$41.19 per barrel in the third quarter of 2021, an

increase of 160 percent
compared with $15.87 per barrel in the third

quarter of 2020.

The increase in the third quarter of 2021 was driven
by higher blend price for Surmont sales, largely

attributed to a strengthening

of WTI price.

We continue to
optimize bitumen price realizations

through the utilization of downstream

transportation solutions

and
implementation of alternate

blend capability which results in lower diluent

costs.
For the third quarter of 2021 our total

average realized

price increased to $56.92 per BOE compared

with $30.94
per BOE in the third quarter of 2020.

Management’s Discussion and Analysis

ConocoPhillips

2021 Q3 10-Q
Key Operating and Financial

Summary
Significant items during the third quarter

of 2021 and recent announcements included the following:

●
Delivered strong operational

performance across the company’s

asset base, including successful planned
maintenance turnarounds, resulting

in third quarter production of 1,507 MBOED,

excluding Libya.

●
Net cash provided by operating

activities was $4.8 billion, exceeding capital

expenditures and investments
of $1.3 billion.

●
Distributed a total of $4.0 billion to

shareholders year to date,

comprised of $2.2 billion in share
repurchases and $1.8 billion in dividends as

part of the company’s plan to return

approximately $6.0
billion to shareholders during 2021.
●
Announced an increase to the quarterly dividend

by 7 percent to 46 cents per share.
●
Ended the quarter with cash and cash equivalents

totaling $9.8 billion and short-term investments

of $0.7
billion, equaling $10.5 billion in ending cash, cash equivalents and short-term investments.

●
As part of a commitment to ESG excellence,

announced an improvement to

the company’s scope

1 and 2
GHG emissions intensity reduction targets

from a 2016 baseline to 40 to 50 percent

on a net equity and
gross operated basis, from

the previous target of 35 to 45 percent

on only a gross operated basis

.
●
Announced highly accretive pending acquisition

of Shell Enterprises LLC’s complementary

Delaware Basin
position in the Permian for $9.5 billion in cash,

before customary closing adjustments.
●
Generated approximately

$0.2 billion in disposition proceeds from Lower 48 noncore

asset sales as part of
the company’s target

to generate $4 to $5 billion in proceeds

by 2023.

Production from the disposed
assets average approximately

15 MBOED in the first nine months of 2021.

Outlook
Capital,

Cost and Production
Fourth-quarter 2021 production is

expected to be 1.53 to 1.57 MMBOED.

This guidance excludes Libya

and
impacts from pending acquisitions.

Guidance regarding capital and

cost are unchanged.
This production guidance includes the impact of planned conversion of the significant majority of previously
acquired Concho two-stream contracted

volumes to a three-stream (crude oil,

natural gas and natural

gas liquids)
reporting basis as Concho volumes are integrated

into the company’s

commercial activities.

The conversion to
three-stream reporting is neutral

to earnings.

Effective in the fourth

quarter,

this conversion is expected

to add
production of approximately

40 MBOED and increase revenue and operating

costs by roughly $70 million.
Depreciation, Depletion and Amortization
Our proved reserve estimates

are greatly impacted by commodity

price fluctuations, and generally decrease

as
prices decline and increase as prices rise.

Proved reserves estimates

were updated and increased in the current
quarter utilizing historical twelve-month

first-of-month average

prices, which decreased third quarter DD&A
expense by approximately

$240 million before-tax.

As such, the company reduced its 2021 DD&A expense
guidance by $0.3 billion to $7.1 billion.

Results of Operations

ConocoPhillips

2021 Q3 10-Q

38
Results of Operations
Unless otherwise indicated, discussion of results for the three

-

and nine-month periods ended September 30, 2021,
is based on a comparison with the corresponding periods of 2020.
Consolidated Results
A summary of the company's net income (loss) attributable

to ConocoPhillips by business segment follows:
Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Alaska $ 405 (16) 935 (76)
Lower 48 1,631 (78) 3,274 (880)
Canada 155 (75) 267 (270)
Europe, Middle East and North Africa 241 92 601 318
Asia Pacific 257 25 749 945
Other International (97) (8) (106) 14
Corporate and Other (213) (390) (268) (1,980)
Net income (loss) attributable to

ConocoPhillips
$ 2,379 (450) 5,452 (1,929)
Net income (loss) attributable to

ConocoPhillips in the third quarter of 2021 increased

$2,829 million.

Third
quarter earnings were positively impacted

by:
● Higher realized commodity prices.
●
Higher sales volumes, primarily due to our Concho

acquisition and absence of production curtailments in
our North American operated

assets.

See Note 3.
●
Higher equity in earnings of affiliates, primarily due to

higher LNG sales prices.
●
A gain of $17 million after-tax on our CVE common shares

in the third quarter of 2021, as compared to a
$162 million after-tax loss on those shares

in the third quarter of 2020.

See Note 5.

Third quarter 2021 net income increases

were partly offset by:
●
Higher production and operating expenses

and taxes other than income taxes,

primarily due to higher
sales volumes.
●
Higher DD&A expenses caused by higher production

volumes, partially offset by lower rates

driven from
price-related reserve revisions

due to higher commodity prices in 2021.
Net income (loss) attributable to

ConocoPhillips in the nine-month period ended September

30, 2021, increased
$7,381 million.

●
Inclusive of the third quarter gain associated

with our CVE common shares, in the nine-month period we
recognized a gain of $743 million

after-tax on our CVE common shares,

compared with an after-tax loss of
$1,302 million in the nine-month period of 2020.

In addition to the items detailed above,

earnings in the nine-month period were positively

impacted by:
●
Lower impairments of $611 million, primarily due to a

credit recognized for a decrease

in the ARO
estimate of a previously sold asset,

in which we retained the ARO liability,

as well as the absence of
impairments recognized in the prior period

for non-core gas assets

in our Lower 48 segment.

See Note 6.
●
An after-tax gain of $194 million recognized

for a FID bonus associated with our

Australia-West divestiture
completed in the second quarter of 2020.

See Note 3.
●
Lower exploration expenses

due to the absence of charges associated

with the early cancellation of our
2020 winter exploration program

as well as the absence of 2020 dry hole expenses in Alaska

,

and
unproved property impairment

and dry hole expenses for the Kamunsu

East Field in Malaysia,

which is no
longer in our development plans.

Results of Operations

ConocoPhillips

2021 Q3 10-Q
In addition to the items detailed above,

the increases in earnings in the nine-month period ended September

30,
2021, were partly offset by:
●
Absence of a $597 million after-tax gain

on our Australia-West

divestiture completed in May

2020.
●
Restructuring and transaction expenses

of $288 million after-tax associated

with the Concho acquisition
and mark-to-market impacts on certain

key employee compensation

programs.

●
Realized losses on hedges of $233 million after

-tax related to derivative

positions assumed through our
Concho acquisition.

These derivative positions were settled

entirely within the first quarter of 2021.
See
Note 11.
●
Absence of gains recorded in

2020 from foreign currency derivatives.
See the “Segment Results” section for additional

information.
Income Statement Analysis

Unless otherwise indicated, all results in Income Statement

Analysis are before-tax.
Sales and other operating revenues

for the three-

and nine-month periods of 2021 increased $6,940 million

and
$17,415 million, respectively,

mainly due to higher realized commodity

prices and higher sales volumes.

Equity in earnings of affiliates for

the three-

and nine-month periods of 2021 increased $204 million and

$154
million, respectively,

primarily due to higher earnings driven by higher LNG and

crude prices, partially offset by a
higher effective tax rate

related to equity method

investments in our Europe,

Middle East, and North Africa
segment.

Gain (loss) on dispositions in the third quarter of 2021 recognized a loss of $179 million for the sale of noncore
assets in our Other International segment. Offsetting

the loss were gains recognized

for contingent payments
associated with previous dispositions

in our Canada and Lower 48 segments and gains

on sales of certain noncore
assets in our Lower 48 segment.

For the nine-month period of 2021, net gains on dispositions decreased $257
million primarily due to the absence of a $587 million gain

associated with our Australia

-West divestiture,

partially
offset by a $200 million FID bonus recognized

in the first quarter of 2021 associated with

our Australia-West
divestiture.
Other income (loss) for the three-

and nine-month periods of 2021 increased $87 million

and $1,867 million,
respectively.

During these periods in 2021, we recognized

gains of $17 million and $743 million, respectively,

on
our CVE common shares,

compared with losses of $162 million and $1,302 million for

the same periods in 2020.

Purchased commodities for the three

-

and nine-month periods of 2021 increased $2,340 million and

$6,030
million, respectively,

primarily due to higher gas and crude prices and

volumes.

Production and operating expenses

for the three-

and nine-month periods of 2021 increased $426 million

and
$968 million, respectively,

primarily in line with higher production volumes.

Selling, general and administrative

expenses increased $307 million in the nine-month

period of 2021, primarily
due to transaction and restructuring

expenses associated with our Concho acquisition

,

and higher costs associated
with compensation and benefits, including mark-to

-market impacts of certain key

employee compensation
programs.
Exploration expenses for

the nine-month period of 2021 decreased $204 million, primarily due to the absence of
charges associated with the early cancellation

of our 2020 winter exploration

program as well as the absence of
2020 dry hole expenses in Alaska and an unproved

property impairment and dry hole expenses related

to the
Kamunsu

East Field in Malaysia.

Results of Operations

ConocoPhillips

2021 Q3 10-Q

40
DD&A for the three-

and nine-month periods of 2021 increased $261 million and

$1,445 million, respectively,
mainly due to higher production volumes

partly offset by lower rates

from price-related reserve revisions

.

Impairments decreased $91 million in the third

quarter of 2021, primarily due to a decrease in an ARO

estimate for
a previously sold asset, in which we retained

the ARO liability.

The decrease of $611 million in the nine-month
period of 2021 was also impacted by the absence

of impairments

recorded for certain non-core

gas assets in our
Lower 48 segment.
Taxes

other than income taxes for

the three-

and nine-month periods of 2021 increased $224 million and

$584
million, respectively,

caused by higher sales volumes primarily in Lower

48 and higher commodity prices.
Foreign currency transaction

(gain) loss for the nine-month period of 2021 was

impaired by $107 million due to the
absence of derivative gains and

other remeasurements.

See
Note 19—Income Taxes

for information regarding

our income tax provision

(benefit) and effective tax

rate.

Results of Operations

ConocoPhillips

2021 Q3 10-Q
Summary Operating Statistics
Three Months Ended Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Average Net Production
Crude oil (MBD)
Consolidated operations 802 535 814 546
Equity affiliates 13 13 13 13
Total

crude oil
815 548 827 559
Natural gas liquids (MBD)
Consolidated operations 123 89 116 97
Equity affiliates 7 8 8 7
Total

natural gas liquids
130 97 124 104
Bitumen (MBD) 69 49 69 50
Natural gas (MMCFD)
Consolidated operations 2,144 1,201 2,143 1,353
Equity affiliates 1,033 1,034 1,055 1,042
Total

natural gas
3,177 2,235 3,198 2,395
Total Production (MBOED) 1,544 1,067 1,553 1,112
Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated operations* $ 70.39 39.49 64.62 39.04
Equity affiliates 73.44 37.56 65.71 38.22
Total

crude oil
70.43 39.45 64.63 39.02
Natural gas liquids (per bbl)
Consolidated operations 33.28 13.73 28.02 11.72
Equity affiliates 56.70 30.21 49.81 31.65
Total

natural gas liquids
34.79 15.29 29.58 13.45
Bitumen (per bbl) 41.19 15.87 36.61 2.90
Natural gas (per MCF)
Consolidated operations* 5.93 2.77 5.02 3.07
Equity affiliates 5.95 2.61 4.48 3.98
Total

natural gas
5.94 2.70 4.84 3.47
Millions of Dollars
Exploration Expenses
General administrative,

geological and geophysical,

lease rental, and other

$ 65 81 199 296
Leasehold impairment - - 1 31
Dry holes - 44 6 83
$ 65 125 206 410
*Average sales prices, including the impact of hedges settling per initial contract terms in the first quarter of 2021 assumed in our

Concho
acquisition, were $63.95 per barrel for crude oil and $4.98 per mcf for natural gas for the nine-month period ended September 30, 2021.

As of
March 31, 2021, we had settled all oil and gas hedging positions acquired from Concho.

See Note 11.

Results of Operations

ConocoPhillips

2021 Q3 10-Q

42
We explore for,

produce, transport and market

crude oil, bitumen, natural gas,

LNG and NGLs on a worldwide
basis.

At September 30, 2021, our operations

were producing in the U.S., Norway,

Canada, Australia, Indonesia,
China, Malaysia, Qatar and Libya.
Total

production of 1,544 MBOED increased 477 MBOED or

45 percent in the third quarter of 2021 and 441
MBOED or 40 percent in the nine-month period of 2021, primarily due to:
●
Higher volumes in the Lower 48 due to our Concho acquisition.
●
New wells online in the Lower 48, Canada, Norway

and Malaysia.

●
Higher volumes in our North American operated

assets due to the absence of production curtailments.

●
Higher production in Libya due the absence of a forced

shutdown of the Es Sider export terminal and
other eastern export terminals after

a period of civil unrest.
●
Improved well performance in

Norway,

Canada, Alaska and China.
Production increases

in the third quarter and in the nine-month period of 2021 were partly offset by normal field
decline.
In addition to the normal field decline, in the nine-month period of 2021, production also decreased due to:
●
Absence of production from Australia

-West due to our second quarter

2020 disposition.

●
Higher unplanned downtime in the Lower 48 due to Winter

Storm Uri, which impacted production by
approximately 50 MBOED in the first

quarter of 2021.
Production excluding Libya

for the third quarter of 2021 was

1,507 MBOED, an increase of 441 MBOED from the
same period a year ago.

After adjusting for closed acquisitions

and dispositions as well as estimated impacts from
the 2020 curtailment program,

third-quarter 2021 production increased

26 MBOED or 2 percent.

This increase
was primarily due to new production from

the Lower 48 and other development programs

across the portfolio,
partially offset by normal field decline.

Production from Libya averaged

37 MBOED.

Production excluding Libya

for the nine-month period of 2021 was 1,514 MBOED,

an increase of 406 MBOED from
the same period a year ago.

After adjusting for closed acquisitions

and dispositions as well as impacts from the
2020 curtailment program and

Winter Storm Uri impacts from 2021, production

increased 17 MBOED or 1 percent.

This increase was primarily due to new production

from the Lower 48 and other development

programs across the
portfolio, partially offset by

normal field decline.

Production from Libya averaged

39 MBOED.

Results of Operations

ConocoPhillips

2021 Q3 10-Q
Segment Results
Alaska
Three Months Ended Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Net Income (Loss) Attributable

to ConocoPhillips
($MM) $ 405 (16) 935 (76)
Average Net Production
Crude oil (MBD) 163 184 179 179
Natural gas liquids (MBD) 13 14 15 15
Natural gas (MMCFD) 11 14 10 10
Total Production (MBOED) 178 201 196 195
Average Sales Prices
Crude oil ($ per bbl) $ 72.55 40.88 66.78 41.92
Natural gas ($ per MCF) 2.63 2.48 3.06 2.71
The Alaska segment primarily explores for,

produces, transports and markets

crude oil, NGLs and natural gas.

As of
September 30, 2021, Alaska contributed

19 percent of our consolidated liquids production

and less than 1 percent
of our consolidated natural

gas production.
Net Income (Loss) Attributable to ConocoPhillips
Earnings from Alaska increased

$421 million in the third quarter of 2021 and $1,011 million in the nine-month
period of 2021, respectively.

In the third quarter,

increases to earnings include:
● Higher realized crude oil prices.
●
Lower DD&A expenses primarily driven by

lower production volumes and lower rates

in the quarter from
price-related reserve revisions

.

Offsets to the earnings increase include

:
●
Lower volumes due to a July turnaround

at our Western North Slope assets.

In addition to the items detailed above,

in the nine-month period of 2021, earnings also increased due to:
●
Lower exploration expenses

due to the absence of charges associated

with the early cancellation of our
2020 winter exploration program

as well as the absence of 2020 dry hole expenses.

●
Higher volumes due to the absence of production

curtailments.
In addition to the items detailed above,

in the nine-month period of 2021, earnings also decreased due to:
●
Higher DD&A expenses primarily caused by higher

rates in the first half of 2021.
Production
Average production

decreased 23 MBOED in the third quarter of 2021 and increased

1 MBOED in the nine-month
period of 2021, respectively.

In the third quarter of 2021, decreases to production

include:
●
Normal field decline.
●
A July turnaround at our Western

North Slope assets.
More than offsetting the items

detailed above, in the nine-month period of 2021, production increased due to:
● Absence of curtailments.
●
Improved performance in the Greater

Prudhoe Area and Western

North Slope assets.

Results of Operations

ConocoPhillips

2021 Q3 10-Q

44
Willow Update
In August 2021, an Alaska federal

judge vacated the U.S. government’s

approval granted

to our planned Willow
project previously approved

by the Bureau of Land Management (BLM) in October 2020.

The Department of
Justice did not appeal the decision and neither did we.

We believe the best path forward

is to work closely with
the BLM and engage directly with the relevant

agencies to address the matters

described in the decision.

In the
interim, we are continuing with FEED

work in service of a final investment decision.
Lower 48
Three Months Ended Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Net Income (Loss) Attributable

to ConocoPhillips

($MM)
$ 1,631 (78) 3,274 (880)
Average Net Production*
Crude oil (MBD) 457 197 442 211
Natural gas liquids (MBD) 101 68 93 74
Natural gas (MMCFD) 1,389 566 1,389 577
Total Production (MBOED) 790 359 767 381
Average Sales Prices
Crude oil ($ per bbl)** $ 68.59 36.43 63.14 34.02
Natural gas liquids ($ per bbl) 32.87 13.51 27.48 10.96
Natural gas ($ per MCF)** 4.63 1.63 4.13 1.45
*Subsequent to the current period, we anticipate a change in both product mix and average net production attributed to the planned conversion
of previously acquired two-stream contracted volumes to three-stream.

**Average sales prices, including the impact of hedges settling per initial contract terms in the first quarter of 2021 assumed in our Concho acquisition, were $61.90 per barrel for crude oil and $4.07 per mcf for natural gas for the nine-month period ended September 30, 2021.

As of
March 31, 2021, we had settled all oil and gas hedging positions acquired from Concho.

See Note 11.

The Lower 48 segment consists of operations

located in the U.S. Lower 48 states,

as well as producing properties in
the Gulf of Mexico.

As of September 30, 2021, the Lower 48 contributed

54 percent of our consolidated liquids
production and 65 percent of our consolidated

natural gas production.
Net Income (Loss) Attributable to ConocoPhillips
Earnings from the Lower 48 increased $1,709

million in the third quarter of 2021 and increased

$4,154 million in
the nine-month period of 2021, respectively.

In the third quarter,

increases to earnings include:
●
Higher realized crude oil, natural

gas and NGL prices.

●
Higher sales volumes of crude oil and natural

gas due to our Concho acquisition and the absence of
production curtailments.
Offsets to the earnings increase include:
●
Higher DD&A expenses, production and operating

expenses and taxes other than

income taxes primarily
due to higher production volumes.

Partially offsetting the increase

in DD&A expenses were lower rates
from price-related reserve revisions.
In addition to the items detailed above,

in the nine-month period of 2021, earnings also increased due to

:
●
The absence of $399 million in after-tax impairments

related to certain noncore

gas assets.

In addition to the items detailed above,

in the nine-month period of 2021, earnings also decreased due to:

●
Impacts resulting from our Concho Acquisition,

including higher selling, general and administrative
expenses for transaction and restructuring

charges, as well as realized losses

on derivative settlements.

See Note 3
and
Note 11.

Results of Operations

ConocoPhillips

2021 Q3 10-Q
Production
Average production increased

431 MBOED and 386 MBOED in the three-

and nine-month periods of 2021,
respectively.

In the third quarter,

increases to production include:
●
Higher volumes due to our Concho acquisition.
●
New wells online from our development programs

in Permian, Eagle Ford

and Bakken.
● Absence of curtailments.
Offsets to the production increases

include:
●
Normal field decline.
In addition to normal field decline,

in the nine-month period of 2021, production also

decreased due to:
●
Higher unplanned downtime, primarily due to Winter

Storm Uri.
Asset Acquisitions and Dispositions
In September 2021, we announced the Shell Permian

Acquisition for $9.5 billion in cash before

customary
adjustments.

The transaction is anticipated to

close in the fourth quarter of 2021, subject to regulatory

approval
and other customary closing conditions.

See Note 3.
See Item 1A “Risk Factors” for further discussion of risks
related to the Shell Permian Acquisition.
Additionally in September 2021, we completed

divestitures

of certain noncore assets in our Lower 48 segment

,
recording proceeds of approximately

$150 million.

Production from these assets averaged

approximately 15
MBOED in the nine-months ended September 30, 2021.

See Note 3.

Results of Operations

ConocoPhillips

2021 Q3 10-Q

46
Canada
Three Months Ended Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Net Income (Loss) Attributable

to ConocoPhillips
($MM) $ 155 (75) 267 (270)
Average Net Production
Crude oil (MBD) 8 6 10 4
Natural gas liquids (MBD) 4 2 4 2
Bitumen (MBD) 69 49 69 50
Natural gas (MMCFD) 73 43 83 35
Total Production (MBOED) 93 64 96 62
Average Sales Prices
Crude oil ($ per bbl) $ 58.99 25.16 53.81 15.39
Natural gas liquids ($ per bbl) 33.47 5.99 28.49 1.89
Bitumen ($ per bbl) 41.19 15.87 36.61 2.90
Natural gas ($ per MCF) 2.45 0.71 2.36 1.05
Average sales prices include unutilized transportation costs.
Our Canadian operations mainly consist

of the Surmont oil sands development in Alberta

and the liquids-rich
Montney unconventional

play in British Columbia.

As of September 30, 2021, Canada contributed 8 percent

of our
consolidated liquids production and

4 percent of our consolidated natural

gas production.
Net Income (Loss) Attributable to ConocoPhillips
Earnings from Canada increased $230 million

and $537 million,

respectively,

in the three-

and nine-month periods
of 2021.

Increases to earnings include:
●
Higher realized bitumen and crude oil prices.

●
Higher sales volumes in our Surmont and Montney

assets.

●
After-tax gains

on disposition related to contingent

payments of $77 million and $149 million in

the three-
and nine-month periods of 2021, respectively,

associated with the sale of certain assets

to CVE in 2017.

See Note 3.
Offsets to the earnings increase include

:
●
Higher production and operating expenses

primarily due to increased Surmont and Montney

production.
Production
Average production

increased 29 MBOED in the third quarter of 2021 and

increased 34 MBOED in the nine-month
period of 2021, respectively.

In the third quarter,

increases to production include:
●
Absence of curtailments.

●
Absence of third quarter 2020 turnaround

activity in the Surmont.
●
New wells online in the Montney.
●
Production from our Kelt acquisition

completed in the third quarter of 2020.

Offsets to the production increases

include:
●
Higher well failures, plant power trips

and facility upsets in the Surmont.
In addition to the items detailed above,

in the nine-month period of 2021, production also increased

due to:
●
Improved well performance in

the Surmont.

Results of Operations

ConocoPhillips

2021 Q3 10-Q
Europe, Middle East and North Africa
Three Months Ended Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Net Income Attributable

to ConocoPhillips
($MM) $ 241 92 601 318
Consolidated Operations
Average Net Production
Crude oil (MBD) 117 77 118 82
Natural gas liquids (MBD) 5 5 4 5
Natural gas (MMCFD) 303 256 303 276
Total Production (MBOED) 172 125 172 133
Average Sales Prices
Crude oil ($ per bbl) $ 72.43 41.79 65.94 43.72
Natural gas liquids ($ per bbl) 50.32 23.50 40.75 20.01
Natural gas ($ per MCF) 11.96 2.40 8.40 2.85
The Europe, Middle East and North Africa

segment consists of operations

principally located in the Norwegian
sector of the North Sea and the Norwegian Sea, Qatar,

Libya and commercial operations

in the U.K.

As of
September 30, 2021, our Europe, Middle East

and North Africa operations contributed

12 percent of our
consolidated liquids production and

14 percent of our consolidated natural

gas production.
Net Income Attributable to ConocoPhillips
Earnings from Europe, Middle East

and North Africa increased by $149 million and $283 million in the three

-

and
nine-month periods of 2021, respectively.

Increases to earnings include:
●
Higher realized natural

gas, crude oil and NGL prices.
●
Higher LNG sales prices, reflected in equity in earnings

of affiliates.
●
Higher sales volumes of crude oil and LNG.
Offsets to the earnings increases

include:
● Higher taxes.
●
Higher production and operating expenses

and DD&A expenses.

Consolidated Production
Average consolidated

production increased 47 MBOED and 39 MBOED in the three

-

and nine-month periods of
2021, respectively.

Increases to production

include:
●
Higher production in Libya due to the absence of a

forced shutdown of the Es Sider export

terminal and
other eastern export terminals after

a period of civil unrest.
●
Improved well performance in

Norway.
●
New production from Norway

drilling activities including our Tor

II redevelopment project with first
production in December 2020.

Offsets to the production increases

include:
●
Normal field decline.

Results of Operations

ConocoPhillips

2021 Q3 10-Q

48
Asia Pacific
Three Months Ended Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Net Income Attributable

to ConocoPhillips

($MM)
$ 257 25 749 945
Consolidated Operations
Average Net Production
Crude oil (MBD) 57 71 65 70
Natural gas liquids (MBD) - - - 1
Natural gas (MMCFD) 368 322 358 455
Total Production (MBOED) 119 125 125 147
Average Sales Prices
Crude oil ($ per bbl) $ 74.66 42.79 67.41 42.94
Natural gas liquids ($ per bbl) - - - 33.21
Natural gas ($ per MCF) 6.66 5.33 6.30 5.42
The Asia Pacific segment has operations

in China, Indonesia, Malaysia and Australia.

As of September 30, 2021, Asia
Pacific contributed 7 percent

of our consolidated liquids production

and 17 percent of our consolidated natural

gas
production.
Net Income Attributable to ConocoPhillips
Earnings from Asia Pacific increased

$232 million in the third quarter of 2021 and decreased $196 million in the nine-
month period of 2021, respectively.

In the third quarter,

increases to earnings include:
●
Higher crude oil and natural gas

prices.

●
Higher LNG sales prices, reflected in equity in earnings

of affiliates.
●
Lower DD&A expenses in the third quarter

of 2021 primarily driven by lower production volumes

and
lower rates from price-related

reserve revisions.
In addition to the items detailed above,

in the nine-month period of 2021, earnings also increased due to:

●
A $200 million gain on disposition related

to a FID bonus from our Australia-West

divestiture.

For additional
information related to

this FID bonus, see
Note 3

and
Note 10
.
●
Lower production and operating

expenses related to the absence of Australia

-West.
Offsetting the items detailed

above, in the nine-month period of 2021, earnings decreased

due to:

●
Absence of a $597 million after-tax gain

related to our Australia

-West divestiture.

●
Absence of sales volumes associated with Australia

-West.
Consolidated Production
Average consolidated

production decreased 6 MBOED and 22 MBOED in the three

-

and nine-month periods of 2021,
respectively.

In the third quarter,

the primary decrease to production was

normal field decline.

Partly offsetting the decrease

in production was:
●
Increased production in Malaysia

associated with Malikai Phase 2 first

production and ramp-up.
●
Bohai Bay development activity in

China.
In addition to normal field decline, in the nine-month period of 2021, production also decreased due to:
●
The divestiture of our Australia

-West assets that contributed

23 MBOED in the nine-month period of 2020.

In addition to the items detailed above,

in the nine-month period of 2021, production also increased

due to:
●
The absence of curtailments across the segment

and increased demand in Indonesia from coal supply
restrictions.

Results of Operations

ConocoPhillips

2021 Q3 10-Q
Other International
Three Months Ended Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Net Income (Loss) Attributable

to ConocoPhillips
($MM) $ (97) (8) (106) 14
The Other International segment consists

of exploration and appraisal

activities in Colombia as well as
contingencies associated with prior operations

in other countries.
Earnings from our Other International

operations decreased $89 million and $120

million in the three-

and nine-
month periods of 2021, respectively,

due to a loss on divestiture related to

our Argentina exploration

interests in
the third quarter as well as an absence of a $29 million after

-tax benefit to earnings from the dismissal

of
arbitration related to

prior operations in Senegal recognized

in the first quarter of 2020.

See Note 3

for additional
information

regarding the divestiture.
Corporate and Other
Millions of Dollars
Three Months Ended Nine Months Ended
September 30 September 30
2021 2020 2021 2020
Net Loss Attributable to

ConocoPhillips
Net interest expense $ (176) (179) (627) (508)
Corporate general and administrative

expenses
(57) (50) (251) (90)
Technology (6) (8) 31 (16)
Other income (expense) 26 (153) 579 (1,366)
$ (213) (390) (268) (1,980)
Net interest expense consists

of interest and financing expense,

net of interest income and capitalized

interest.

Net interest expense increased

by $119 million in the nine-month period of 2021 primarily due to higher debt
balances assumed due to our Concho acquisition.

See Note 7.
Corporate G&A expenses include compensation

programs and staff

costs.

These expenses increased by $7 million
in the three-month period of 2021 primarily due to mark

to market adjustments

associated with certain
compensation programs.

For the nine-month period of 2021, Corporate

G&A expenses increased by $161 million
primarily due to restructuring expenses associated

with our Concho acquisition.

See Note 15.
Technology includes

our investment in new technologies

or businesses, as well as licensing revenues.

Activities are
focused on both conventional

and tight oil reservoirs, shale gas,

heavy oil, oil sands, enhanced oil recovery,

as well
as LNG.

Earnings from Technology

increased $47 million in the nine-month period of 2021

primarily due to higher
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

For the three-

and nine-month periods of 2021, “Other” increased
$179 million and $1,945 million, respectively.

During these periods in 2021, we recognized

gains of $17 million and
$743 million, respectively,

on our CVE common shares, compared

with losses of $162 million and $1,302 million for
the same periods in 2020.

Partially offsetting the impact on

the nine-month period was the release of a $92
million deferred tax asset

associated with our Australia West

divestiture.

Capital Resources and Liquidity

ConocoPhillips

2021 Q3 10-Q

50
Capital Resources and Liquidity
Financial Indicators
Millions of Dollars
September 30 December 31
2021 2020
Cash and cash equivalents $ 9,833 2,991
Short-term investments 678 3,609
Total

debt
19,668 15,369
Total

equity
44,115 29,849
Percent of total debt to

capital*
31% 34
Percent of floating-rate

debt to total debt
4% 7
*Capital includes total debt and total equity.
To meet our

short-

and long-term liquidity requirements,

we look to a variety of funding sources,

including cash
generated from operating

activities, our commercial paper and credit

facility programs, and our ability

to sell
securities using our shelf registration

statement.

During the first nine months of 2021, the primary uses of our available cash were $3.8 billion to

support our ongoing capital expenditures

and investments program

;

$2.2 billion
to repurchase common stock

,

$1.8 billion to pay dividends, and $1.1 billion of hedging, transaction

and
restructuring costs.

During the first nine months of 2021, our cash and cash

equivalents increased by $6.8 billion
to $9.8 billion.

At September 30, 2021, we had cash

and cash equivalents of $9.8 billion, short-term investments of $0.7 billion,
and available borrowing capacity

under our credit facility of $6.0 billion, totaling

approximately $16.5 billion of
liquidity.

We believe current cash

balances and cash generated by

operating activities, together with access

to
external sources of funds as described below in the “Significant

Changes in Capital” section, will be sufficient to
meet our funding requirements in the near-

and long-term, including our capital spending prog

ram,

acquisitions,
dividend payments and debt obligations

.

On September 20, 2021, we signed a definitive agreement

for the Shell Permian Acquisition for

$9.5 billion in cash
before customary adjustments

.

The effective date of the transaction

is July 1, 2021, and we expect to close in the
fourth quarter of 2021 subject to regulatory

clearance and the satisfaction

of other customary closing conditions.

The transaction will be funded from available

cash, and we expect our remaining cash

to meet our obligations and
business needs.

Significant Changes in Capital
Operating Activities

Cash provided by operating activities was

$11.1 billion for the first nine months

of 2021, compared with $3.1
billion for the corresponding period of 2020.

The increase in cash provided by operating

activities is primarily due
to higher realized commodity prices and

higher sales volumes mostly due to our acquisition of Concho.

The
increase in cash provided by operating

activities was partly offset by the settlement

of all oil and gas hedging
positions acquired from Concho,

and transaction and restructuring cost

s.

Our short-

and long-term operating cash flows

are highly dependent upon prices for crude oil, bitumen,

natural
gas, LNG and NGLs.

Prices and margins in our industry have historically

been volatile and are driven by market
conditions over which we have

no control.

Absent other mitigating factors,

as these prices and margins fluctuate,
we would expect a corresponding change

in our operating cash flows.

Capital Resources and Liquidity

ConocoPhillips

2021 Q3 10-Q
The level of production volumes, as well as

product and location mix, impacts our cash

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

See Note 11.
Investing Activities
For the first nine months of 2021, we invested

$3.8 billion in capital expenditures.

Our 2021 operating plan capital
expenditures is currently expected

to be $5.3 billion compared with $4.7 billion in 2020.

See the “Capital
Expenditures and Investments”

section, for information about our capital

expenditures and investments.

For additional information on Acquisitions

& Dispositions discussed below,
see Note 3.
We completed our acquisition

of Concho on January 15, 2021.

The assets acquired in the transaction

included
$382 million of cash.

In May 2021, we announced and began

a paced monetization of our investment

in CVE common shares with the
plan to direct proceeds toward

our existing share repurchase program.

We expect to fully dispose

of our CVE
shares by year-end 2022, however,

the sales pace will be guided by market conditions,

and we retain discretion to
adjust accordingly.

Since we began our monetization program,

we have sold 67 million CVE shares,

representing

32% of our holdings at December 31, 2020, receiving $569

million of cash proceeds.
See Note 5.

Other proceeds
from dispositions include our sale of certain noncore

assets in our Lower 48 segment for approximately

$150
million and contingent payments

associated with previous divestitures.

In September 2021, we signed a definitive agreement

to acquire the Shell Permian assets

for $9.5 billion, before
customary adjustments.

Under the terms of the agreement, we paid a deposit

of $475 million which is presented
within “Cash Flows from Investing

Activities - Other” on our consolidated statement

of cash flows.

See Item 1A
“Risk Factors” for further discussion of risks related to the Shell Permian Acquisition.
We invest in short

-term investments as part of our

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

be invested in instruments

with
maturities greater than one year.

Investing activities in the first

nine months of 2021 included net sales of $2,846 million of investments.

We sold
$2,991 million of short-term instruments

and invested $145 million in long-term instruments
.

See Note 11.

Capital Resources and Liquidity

ConocoPhillips

2021 Q3 10-Q

52
Financing Activities
We have a revolving

credit facility totaling $6.0 billion,

expiring in May 2023.

Our revolving credit facility

may be
used for direct bank borrowings,

the issuance of letters of credit totaling

up to $500 million, or as support for our
commercial paper program.

With no commercial paper outstanding

and no direct borrowings or letters

of credit,
we had access to $6.0 billion in available borrowing

capacity under our revolving credit

facility at September 30,
2021.

On January 15, 2021, we completed the acquisition

of Concho in an all-stock transaction.

In the acquisition, we
assumed Concho’s publicly

traded debt, which was recorded

at fair value of $4.7 billion on the acquisition

date.

In
June 2021, we reaffirmed our commitment

to preserving our ‘A’

-rated balance sheet by restating

our intent to
reduce gross debt by $5 billion over

the next five years, driving a more

resilient and efficient capital

structure.

The current credit ratings on our

long-term debt are:

●
Fitch: “A”

with a “stable” outlook
●
S&P:

“A-” with a “stable”

outlook

●
Moody’s: “A3”

with a “positive” outlook

See Note 3

for additional information on our Concho

acquisition and
Note 7

for additional information on debt

,
revolving credit facility and credit

ratings.
Certain of our project-related

contracts, commercial contracts

and derivative instruments contain

provisions
requiring us to post collateral.

Many of these contracts and instruments

permit us to post either cash or letters

of
credit as collateral.

At September 30, 2021 and December 31, 2020, we

had direct bank letters of credit

of $281
million and $249 million, respectively,

which secured performance obligations

related to various purchase
commitments incident to the ordinary

conduct of business.

In the event of credit ratings

downgrades, we may be
required to post additional letters

of credit.
Shelf Registration
We have a universal

shelf registration statement

on file with the SEC under which we have the

ability to issue and
sell an indeterminate number of various

types of debt and equity securities.

Capital Requirements
For information about our capital

expenditures and investments,

see the “Capital Expenditures and Investments”
section.

In addition to our capital expenditure and

investments

program, we anticipate completing

the Shell
Permian Acquisition in the fourth quarter

for $9.5 billion before customary

adjustments.

See Note 3
.

Our debt balance at September 30, 2021, was

$19.7 billion, compared with $15.4 billion at December 31, 2020.

The net increase is primarily due to $4.7 billion of debt assumed in the Concho acquisition.

The current portion of
debt, including payments for finance

leases, is $920 million.

Payments will be made using current

cash balances
and cash generated by

operations.

See Note 7.

We believe in delivering va

lue to our shareholders through

a growing and sustainable dividend supplemented

by
additional returns of capital, including share

repurchases.

In 2020, we paid $1.8 billion, equating to $1.69 per
share of common stock, in dividends.

In the first nine months of 2021, we paid dividends totaling

$1.8 billion, the
equivalent of $1.29 per share.

On September 20, 2021, we announced an increase

in our quarterly dividend from
$0.43 per share to $0.46 per share,

representing a 7 percent increase.

The dividend is payable December 1, 2021,
to stockholders of record

at the close of business on October 28, 2021.

We anticipate returning

approximately
$2.4 billion to shareholders in dividends

in 2021, or $1.75 per share.

Capital Resources and Liquidity

ConocoPhillips

2021 Q3 10-Q
In late 2016, we initiated our current

share repurchase program,

which has a total program authorization

of $25
billion.

In May 2021, we began a paced monetization

of our CVE shares, the proceeds of which, have

been applied
to share repurchases.

The pace of CVE share sales will be guided by market conditions,

and we retain the
discretion to adjust accordingly.

In the nine months ended September 30, 2021, we repurchased

39.3 million
shares at a cost of $2,224 million, $561 million of which

was funded using CVE share proceeds.

Since the inception
of the share repurchase program,

we have repurchased 228 million shares

at a cost of $12.7 billion.

Our total
planned distributions for 2021, including dividends

and share repurchases, is approximately

$6.0 billion.

Our dividend and share repurchase programs

are subject to numerous considerations,

including market conditions,
management discretion and other factors.

See “Item 1A—Risk Factors

– Our ability to declare and pay dividends
and repurchase shares is subject to certain

considerations” in Part

I—Item 1A in our 2020 Annual Report on Form
10-K.
Capital Expenditures and Investments
Millions of Dollars
Nine Months Ended
September 30
2021 2020
Alaska $ 698 882
Lower 48 2,250 1,398
Canada 129 593
Europe, Middle East and North Africa 385 410
Asia Pacific 235 280
Other International 33 66
Corporate and Other 37 28
Capital expenditures and investments $ 3,767 3,657
During the first nine months of 2021, capital expenditures

and investments supported

key development programs,
primarily:
●
Development activities in the Lower 48, primarily Permian,

Eagle Ford and Bakken.
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

Capital Resources and Liquidity

ConocoPhillips

2021 Q3 10-Q

54
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
Note 7
for additional information relating

to the Concho transaction.
Transactions

and balances reflecting activity between the Obligors

and Non-Obligated Subsidiaries

are presented
below:
Summarized Income Statement

Data
Millions of Dollars
Nine Months Ended
September 30, 2021
Revenues and Other Income $ 20,893
Income (loss) before income taxes* 5,445
Net income (loss) 5,452
Net Income (Loss) Attributable

to ConocoPhillips
5,452
*Includes approximately $3.6 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data Millions of Dollars
September 30 December 31
2021 2020
Current assets $ 12,955 8,535
Amounts due from Non-Obligated Subsidiaries, current 1,194 440
Noncurrent assets 59,997 37,180
Amounts due from Non-Obligated Subsidiaries, noncurrent 8,223 7,730
Current liabilities 7,059 3,797
Amounts due to Non-Obligated Subsidiaries,

current
2,778 1,365
Noncurrent liabilities 28,336 18,627
Amounts due to Non-Obligated Subsidiaries,

noncurrent
10,304 3,972

Capital Resources and Liquidity

ConocoPhillips

2021 Q3 10-Q
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

See Note 10
.
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

As of September 30, 2021, there were 15 sites
around the U.S. in which we were

identified as a potentially responsible

party under CERCLA and comparable state
laws.
At September 30, 2021, our balance sheet included

a total environmental

accrual of $191 million, compared with
$180 million at December 31, 2020, for remediation

activities in the U.S. and Canada.

We expect to incur a
substantial amount of these expe

nditures within the next 30 years.

Capital Resources and Liquidity

ConocoPhillips

2021 Q3 10-Q

56
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
Environmental Litigation
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
Company Response to Climate

-Related Risks
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

Capital Resources and Liquidity

ConocoPhillips

2021 Q3 10-Q
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
Targets

:

Our target framework

consists of a hierarchy

of targets, from a long-term ambition

that sets the
direction and aim of the strategy,

to a medium-term performance target

for GHG emissions intensity,

to
shorter-term targets for

flaring and methane intensity reductions.

These performance targets are
supported by lower-level internal

business unit goals to enable the company to

achieve the company-
wide targets.

In September 2021, we increased our interim

operational target and

have set it to reduce
our gross operated and net

equity (scope 1 and 2) emissions intensity by

40 to 50 percent from 2016
levels by 2030, an improvement from

the previously announced target

of 35 to 45 percent on only a gross
operated basis,

with an ambition to achieve net-zero

operated emissions by 2050.

We have joined the
World Bank Flaring Initiative to

work towards zero

routine flaring of associated gas

by 2030, with an
ambition to meet that goal by 2025.
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
Inc. (Concho), including the expected amount and

the timing of synergies from such transaction,

the anticipated
closing of the acquisition of assets from Shell Enterprises

LLC (Shell), and the anticipated impact of the Concho

and
Shell transactions on the combined company’s

business and future financial and operating results

are forward-
looking statements.

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

ConocoPhillips

2021 Q3 10-Q

58
We based the forward-looking

statements on our current

expectations, estimates and

projections about ourselves
and the industries in which we operate in

general.

We caution you these

statements are not guarantees

of future
performance as they involve

assumptions that, while made in good faith, may

prove to be incorrect, and involve
risks and uncertainties we cannot predict.

In addition, we based many of these forward

-looking statements on
assumptions about future events

that may prove to be inaccurate.

Accordingly,

our actual outcomes and results
may differ materially from

what we have expressed

or forecast in the forward

-looking statements.

Any differences
could result from a variety of factors

and uncertainties, including, but not limited to,

the following:

●
The impact of public health crises, including pandemics (such as COVID

-19) and epidemics and any related
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

ConocoPhillips

2021 Q3 10-Q
●
Liability resulting from litigation,

including litigation related to

the transaction with Concho, or our failure
to comply with applicable laws and regulations.

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
●
The operation and financing of our joint ve

ntures.
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
●
The risk that the conditions to close the acquisition

of assets from Shell are not satisfied on

a timely basis
or at all, or the failure of the transaction

to close for any reason.
●
The risk that any regulatory

approval, consent or authorization

that may be required for

the proposed
acquisition of assets from Shell is not obtained

or is obtained subject to conditions that are not
anticipated.
●
Unanticipated integration

issues relating to the proposed acquisition

of assets from Shell, such as
potential disruptions of our ongoing business and

higher than anticipated integration

costs.

●
Uncertainty as to the long-term value of our

common stock.
●
The diversion of management time on integration

-related matters.
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

ConocoPhillips

2021 Q3 10-Q

60
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

At September 30, 2021, with the
participation of our management, our Chairman and

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
September 30, 2021.
There have been no changes in our internal

control over financial reporting, as defined in

Rule 13a-15(f) of the Act,
in the period covered by this report that

have materially affected,

or are reasonably likely to

materially affect, our
internal control over financial

reporting.
PART

II.

Other Information
Item 1.

Legal Proceedings
The interim-period financial information

presented in the financial statements

included in this report is unaudited.
There are no new material legal

proceedings or material developments

with respect to matters

previously
disclosed in Item 3 of our 2020 Annual Report on Form

10-K.
Item 1A.

Risk Factors
Other than the risk factors set forth

below, there

have been no material changes

to the risk factors disclosed

in our
Annual Report on Form 10-K for the

fiscal year ended December 31, 2020.

Risks Related to the Proposed Shell Permian

Acquisition

Our ability to complete the Shell Permian

Acquisition is subject to various closing conditions,

including regulatory
clearance, which may impose conditions that could adversely

affect us or cause the acquisition not to be
completed.
The Shell Permian Acquisition is subject to a number of conditions to closing as specified in the definitive
agreement signed on September 20, 2021 (Purchase

Agreement), including but not limited to

the expiration or
termination of the waiting period under the Hart-Scott

-Rodino Antitrust Improvements

Act of 1976, as
amended. No assurance can be given that

the required regulatory clearance

will be obtained or that the other
required conditions to closing will be satisfied,

and, if the regulatory clearance is obtained

and the required
conditions are satisfied, no assurance

can be given as to the terms, conditions and

timing of such clearance,
including whether any required conditions

will materially adversely affect

ConocoPhillips following the Shell
Permian Acquisition.

Any delay in closing the Shell Permian

Acquisition could cause ConocoPhillips not to

realize,
or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Shell Permian

Acquisition
is successfully closed within its expected time frame.

ConocoPhillips

2021 Q3 10-Q
The termination of the Purchase Agreement could negatively

impact our business and in some circumstances, we
could forfeit a portion of the purchase price.
If the Shell Permian Acquisition is not completed

for any reason, including if the above

closing conditions are not
satisfied, our ongoing business may be adversely

affected and, without realizing

any of the expected benefits of
having completed the Shell Permian

Acquisition, we would be subject to a number

of risks, including the following:

●
We may experience negative

reactions from the financial markets,

including negative impacts on the
trading price of our common stock; and
●
We will be required to pay

our costs relating to the Shell Permian Acquisition,

such as legal and
accounting costs and associated

fees and expenses, whether or not the Shell Permian

Acquisition is
completed.

Additionally, upon

entry into the Purchase Agreement, 5%

(the Deposit) of the $9.5 billion (Base Purchase Price)
was paid to Shell.

If the Purchase Agreement is terminated

solely as a result of the material breach or failure

of
any of our representations,

warranties or covenants

included in the Purchase Agreement, the Deposit will not

be
refunded.

Integrating the assets acquired in the Shell Permian Acquisition may be more difficult, costly or time-consuming
than expected and we may fail to realize

the full anticipated benefits of the transaction, which may adversely affect our business results and negatively affect the value of our common stock.
We may encounter difficulties

integrating the assets acquired

from Shell into our business and realizing the
anticipated benefits of the transaction

or such benefits may take longer

to realize than expected.

The Shell
Permian Acquisition is expected to

add approximately 225,000 net acres,

thereby increasing our unconventional
position in Permian by nearly 30 percent.

There are a large number of processes,

policies, procedures, operations
and technologies and systems

that must be integrated

in connection with the Shell Permian Acquisition and the
integration of Shell’s

assets.

It is possible that the integration process

could result in the disruption of our ongoing
business; inconsistencies in standards,

controls, procedures and

policies; unexpected integration

issues; higher
than expected integration

costs and an overall post

-completion integration process

that takes longer than
originally anticipated.

We will be required to devote

management attention

and resources to integrating

the
business practices and operations,

and prior to closing the transaction, management attention

and resources will
be required to plan for such integration.

An inability to realize the full extent

of the anticipated benefits of the
Shell Permian Acquisition, as well as any delays

encountered in the integration

process, could have an adverse
effect on our revenues or

on our level of expenses and operating

results, which may adversely affect

the value of
our common stock.

In addition, the actual integration may

result in additional and unforeseen expenses.

Although
we expect that the strategic

benefits, and additional income, as well as the realization

of other efficiencies related
to the integration of the Shell assets,

may offset incremental

transaction-related costs

over time, if we are not able
to adequately address integration

challenges, we may be unable to successfully

integrate operations

or realize the
anticipated benefits of the integration

of the Shell assets.

ConocoPhillips

2021 Q3 10-Q

62
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Millions of Dollars
Period
Total

Number of
Shares
Purchased *
Average Price Paid
per Share
Total

Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar
Value of Shares That
May Yet Be Purchased
Under the Plans or
Programs
July 1-31, 2021 7,118,526 $ 58.18 7,118,526 $ 13,088
August 1-31, 2021 7,530,282 55.61 7,530,282 12,669
September 1-30, 2021 6,990,322 58.70 6,990,322 12,259
21,639,130 21,639,130
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.
In late 2016, we initiated our current

share repurchase program,

which has a total program authorization

of $25
billion of our common stock.

At September 30, 2021, we had repurchased

$12.7 billion of shares, with $12.3
billion remaining under our current authorization.

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
Report on Form 10-K.

ConocoPhillips

2021 Q3 10-Q
Item 6.

Exhibits

10.1*
Purchase and Sale Agreement, dated as of September 20, 2021, by and between Shell Enterprises
LLC and ConocoPhillips Company.

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

ConocoPhillips

2021 Q3 10-Q

64
Signature
Pursuant to the requirements

of the Securities Exchange Act of 1934, the registrant

has duly caused this report to
be signed on its behalf by the undersigned thereunto

duly authorized.
CONOCOPHILLIPS
/s/ Kontessa S. Haynes-Welsh
Kontessa S. Haynes-Welsh
Chief Accounting Officer

November 4, 2021