Form 10-K
period 2021-12-31
CONOCOPHILLIPS
filed 2022-02-17
CIK 1163165

2021
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
Form
10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2021
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
[ x ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [

] Yes

[x]

No
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the
registrant’s most recently completed second fiscal quarter,

based on the closing price on that date of $60.90, was $
81.5

billion.

The registrant had
1,299,526,916

shares of common stock outstanding at January 31, 2022.
Documents incorporated by reference:
Portions of the Proxy Statement for

the Annual Meeting of Stockholders to be held on May 10, 2022 (Part III)

Page
Commonly Used Abbreviations 1
Item
Part I
1 and 2.
Business and Properties
2
Corporate Structure
2
Segment and Geographic Information
2
Alaska
4
Lower 48
5
Canada
7
Europe, Middle East and North Africa
8
Asia Pacific
10
Other International
13
Competition
15
Human Capital Management
15
General
19
1A.
Risk Factors
20
1B.
Unresolved Staff Comments
30
3.
Legal Proceedings
30
4.
Mine Safety Disclosures
30
Information About our Executive Officers
30
Part II
5.
Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities
32
6. [Reserved]
7.
Management’s Discussion and Analysis of Financial Condition and
Results of Operations
34
7A.
Quantitative and Qualitative Disclosures About Market Risk
71
8.
Financial Statements and Supplementary Data
74
9.
Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure
178
9A.
Controls and Procedures
178
9B.
Other Information
178
9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
178
Part III
10.
Directors, Executive Officers and Corporate Governance
179
11.
Executive Compensation
179
12.
Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters
179
13.
Certain Relationships and Related Transactions, and Director Independence
179
14.
Principal Accounting Fees and Services
179
Part IV
15.
Exhibits, Financial Statement Schedules
180
Signatures
186

Commonly Used Abbreviations

ConocoPhillips

2021 10-K
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

MCF thousand cubic feet principles
MBOD thousand barrels of oil per day LIFO last-in, first-out
MM million NPNS normal purchase normal sale
MMBOE million barrels of oil equivalent PP&E properties, plants and equipment
MMBOD million barrels of oil per day VIE variable interest entity
MBOED
thousands of barrels of oil

equivalent per day
MMBOED millions of barrels of oil Miscellaneous
equivalent per day DE&I
diversity,

equity and inclusion
MMBTU million British thermal units EPA
Environmental Protection

Agency
MMCFD million cubic feet per day ESG Environmental, Social and
Governance
EU European Union
Industry FERC
Federal Energy Regulatory

BLM Bureau of Land Management Commission
CBM coalbed methane GHG greenhouse gas
E&P exploration and production HSE health, safety and environment
CCUS
carbon capture utilization

and
storage
ICC International Chamber of
Commerce

FEED front-end engineering and design ICSID
World Bank’s

International

FPS floating production system Centre for Settlement of
FPSO
floating production, storage

and
Investment Disputes
offloading IRS Internal Revenue Service
G&G geological and geophysical OTC over-the-counter
JOA joint operating agreement NYSE New York Stock Exchange
LNG liquefied natural gas SEC
U.S. Securities and Exchange

NGLs natural gas liquids Commission
OPEC
Organization of Petroleum

TSR total shareholder return
Exporting Countries U.K. United Kingdom
PSC production sharing contract U.S. United States of America
PUDs proved undeveloped reserves VROC variable return of cash
SAGD
steam-assisted gravity

drainage
WCS Western Canada Select
WTI
West Texas

Intermediate

Business and Properties

ConocoPhillips

2021 10-K

2
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

Act of 1995.

The words
“anticipate,”

“believe,” “budget,”

“continue,”

“could,”

“effort,”
“estimate,”

“expect,”

“forecast,”

“goal,”

“guidance,”

“intend,” “may,”

“objective,”

“outlook,”

“plan,” “potential,”
“predict,” “projection,”

“seek,” “should,”

“target,” “will,”

“would,”

and similar expressions identify forward

-looking
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

beginning on pa
ge
69.
Items 1 and 2.

Business and Properties
Corporate Structure
ConocoPhillips is an independent E&P company

headquartered in Houston, Texas

with operations and activities in
14 countries.

Our diverse, low cost of supply

portfolio includes resource-rich unconventional

plays in North
America; conventional assets in

North America, Europe, and Asia; LNG developments;

oil sands assets in Canada;
and an inventory of global conventional

and unconventional exploration

prospects.

On December 31, 2021, we
employed approximately 9,900

people worldwide and had total assets of

about $91 billion.

Total

company
production for the year was 1,567 MBOED.
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

oil and gas
exploration and production

company with operations in New Mexico

and West Texas

focused on the Permian
Basin.

For additional information related

to this transaction,

see
Note 3
.
On December 1, 2021, we completed our acquisition

of Shell Enterprises LLC’s (Shell) assets

in the Delaware Basin.

Assets acquired include approximately

225,000 net acres of producing properties

located entirely in Texas.

For
additional information related to

this transaction,

see
Note 3
.
Segment and Geographic Information
We manage our operations

through six operating segments,

defined by geographic region: Alaska;

Lower 48;
Canada; Europe, Middle East and

North Africa; Asia Pacific; and Other International.

For operating segment and
geographic information,
see Note 23
.

We explore for,

produce, transport and market

crude oil, bitumen, natural gas,

LNG and NGLs on a worldwide
basis.

At December 31, 2021, our operations

were producing in the U.S., Norway,

Canada, Australia, Indonesia,
Malaysia, Libya, China and Qatar.

Business and Properties

ConocoPhillips

2021 10-K
The information listed below

appears in the “Supplementary Data

- Oil and Gas Operations” disclosures following
the Notes to Consolidated Financial Statements

and is incorporated herein by

reference:
●
Proved worldwide crude oil, NGLs, natural

gas and bitumen reserves.
●
Net production of crude oil, NGLs, natural

gas and bitumen.
●
Average sales prices of crude oil,

NGLs, natural gas and bitumen.
●
Average production

costs per BOE.
●
Net wells completed, wells in progress

and productive wells.
●
Developed and undeveloped

acreage.
The following table is a summary of the proved

reserves information included in the “Supplementary

Data - Oil and
Gas Operations” disclosures following

the Notes to Consolidated Financial Statements.

Approximately 86 percent
of our proved reserves are in countries

that belong to the Organization

for Economic Cooperation

and
Development.

Natural gas reserves are converted

to BOE based on a 6:1 ratio: six MCF of natural

gas converts to
one BOE.

See Management’s Discussion

and Analysis of Financial Condition and Results of Operations

for a
discussion of factors that will enhance

the understanding of the following

summary reserves table.
Millions of Barrels of Oil Equivalent

Net Proved Reserves at December

31
2021 2020 2019
Crude oil

Consolidated operations 2,964 2,051 2,562
Equity affiliates 63 68 73
Total

Crude Oil

3,027 2,119 2,635
Natural gas liquids
Consolidated operations 644 340 361
Equity affiliates 33 36 39
Total

Natural Gas Liquids
677 376 400
Natural gas
Consolidated operations 1,523 1,011 1,209
Equity affiliates 617 621 736
Total

Natural Gas
2,140 1,632 1,945
Bitumen
Consolidated operations 257 332 282
Total

Bitumen
257 332 282
Total

consolidated operations
5,388 3,734 4,414
Total

equity affiliates
713 725 848
Total

company
6,101 4,459 5,262

Business and Properties

ConocoPhillips

2021 10-K

4
Alaska
The Alaska segment primarily explores for,

produces, transports and markets

crude oil, natural gas and NGLs.

We
are the largest crude oil producer in Alaska

and have major ownership interests

in two of North America’s

largest
oil fields located on Alaska’s

North Slope: Prudhoe Bay and Kuparuk.

We also have a 100 percent

interest in the
Alpine Field, located on the Western

North Slope.

Additionally, we

are one of Alaska’s

largest owners of state,
federal and fee exploration

leases, with approximately

1.3 million net undeveloped acres at year

-end 2021.

Alaska
operations contributed

19 percent of our consolidated liquids

production and 1 percent of our consolidated
natural gas production.
2021
Crude Oil NGL Natural Gas Total
Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
Greater Prudhoe Area 36.1 % Hilcorp 67 16 12 85
Greater Kuparuk Area 89.2-94.7 ConocoPhillips 73 - 2 73
Western North Slope 100.0 ConocoPhillips 38 - 2 39
Total

Alaska
178 16 16 197
Greater Prudhoe Area
The Greater Prudhoe Area includes the Prudhoe

Bay Field and five satellite fields, as

well as the Greater Point
McIntyre Area fields.

Prudhoe Bay,

the largest conventional

oil field in North America, is the site of a large
waterflood and enhanced oil recovery

operation, supported by a large

gas and water processing operation.

Prudhoe Bay’s western

satellite fields are Aurora,

Borealis, Polaris, Midnight Sun

and Orion, while the Point
McIntyre, Niakuk, Raven,

Lisburne and North Prudhoe Bay State fields are

part of the Greater Point McIntyre

Area.

Field installations include seven production

facilities, two gas plants, two

seawater plants and a central

power
station.

In September 2021, rotary drilling commenced after

18 months

of no drilling, resulting in four wells drilled and
brought online.

To help offset

decline, efforts were focused

on increasing rate through

well work, capacity
enhancements,

less downtime,

and NGL production.

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
We operated a coiled-tubi

ng drilling rig in the fourth quarter of 2021, resulting

in five operated wells drilled and
brought online.

Western North Slope
On the Western North Slope, we operate

the Colville River Unit, which includes the Alpine Field and three satellite
fields: Nanuq, Fiord and Qannik.

The Alpine Field is located 34 miles west of the Kuparuk

Field.

Field installations
include one central production facility

which separates oil, natural

gas and water.

The Greater Mooses Tooth

Unit is the first unit established entirely

within the National Petroleum Reserve

Alaska
(NPR-A).

In 2017, we began construction

in the unit with two drill sites: Greater Mooses Tooth

#1 (GMT-1) and
Greater Mooses Tooth

#2 (GMT-2).

GMT-1 achieved

first oil in 2018 and completed drilling

in 2019.

In 2021, the
third and final construction season for

GMT-2 was successfully

completed,

and drilling operations commenced
during the second quarter.

First oil for GMT-2

was achieved in the fourth quarter

of 2021, as planned.

During 2021, we operated a conventional

rotary rig and an extended reach drilling rig

in the Western North Slope,
resulting in seven operated

wells drilled and brought online.

Business and Properties

ConocoPhillips

2021 10-K
Exploration
Appraisal of the Willow Discovery,

located 36 miles from Nuiqsut in the Bear Tooth

Unit in the NPR-A, was
conducted in 2020.

There was no appraisal activity

in 2021. In August 2021, an Alaska federal judge

vacated the
U.S. government’s

approval granted to

our planned Willow project previously approved

by the BLM in October
2020.

The Department of Justice did not appeal the decision and

neither did we.

We are actively supporting the
BLM and Department of Interior as they conduct

the Supplemental Environmental

Impact Statement process to
address issues highlighted by the federal

district court.

In the interim, we are continuing

with FEED work in service
of a final investment decision.
The Stony Hill 1 well located to

the east of the Greater Mooses Tooth

Unit within the NPR-A was plugged and
abandoned in 2021 and expensed as a dry hole.
A 3D seismic survey covering 234 square miles was

completed in 2020 on state

and federal lands.

We are currently
evaluating this seismic data for

future exploration opportunities.

In late 2021, the Coyote Brookian

topset exploration prospect

in the Kuparuk River Unit was tested

with a near
vertical sidetrack from an existing

wellbore.

The well was fracture stimulated

and will undergo well testing early in
2022 to confirm longer term deliverability.
Transportation
We transport the petroleum

liquids produced on the North Slope to Valdez,

Alaska through an 800-mile pipeline
that is part of Trans

-Alaska Pipeline System (TAPS).

We have a 29.5 percent

ownership interest

in TAPS, and we
also have ownership interests

in and operate the Alpine, Kuparuk

and Oliktok pipelines on the North Slope.
Our wholly owned subsidiary,

Polar Tankers,

Inc., manages the marine transportation

of our North Slope
production, using five company-owned, double

-hulled tankers, and charters

third-party vessels, as necessary.

The
tankers deliver oil from

Valdez, Alaska,

primarily to refineries on the west coast

of the U.S.
Lower 48
The Lower 48 segment consists of operations

located in the 48 contiguous U.S. states

and the Gulf of Mexico.

The
segment is organized into

the Permian and Gulf Coast and Rockies

business units with a portfolio of low cost of
supply, short

cycle time, resource-rich unconventional

plays, and conventional

production from legacy assets.

Based on 2021 production volumes, the Lower 48 is the company’s largest segment and contributed

55 percent of
our consolidated liquids production and

64 percent of our consolidated natural

gas production.
In 2021, we completed two acquisitions

significantly increasing our Permian position

in the Lower 48.

On January
15, 2021, we completed the acquisition of Concho

adding complementary acreage across

the Delaware and
Midland basins.

On December 1, 2021, we completed the acquisition of Shell’s

Delaware Basin position adding
significant Texas

acreage in the Delaware Basin.

The accounting close date used for

reporting purposes of the Shell
transaction was December 31, 2021.

For additional information related

to these acquisitions,
see Note 3
.

Business and Properties

ConocoPhillips

2021 10-K

6
2021
Crude Oil NGL Natural Gas Total
MBD MBD MMCFD MBOED
Average Daily Net Production
Delaware Basin 162 27 584 286
Midland Basin 89 9 229 136
Permian—Other 11 2 40 20

Total

Permian
262 38 853 442
Eagle Ford 116 53 251 211
Bakken 59 16 117 94
Gulf Coast and Rockies—Other 10 3 119 33

Total

Gulf Coast and Rockies
185 72 487 338
Total

Lower 48
447 110 1,340 780
At December 31, 2021, we held 10.8 million net acres

of onshore conventional and

unconventional acreage in the
Lower 48, the majority of which is either held by production or owned by the company.

Our unconventional
holdings total approximately

2 million net acres in the following areas:

●
560,000 net acres in the Bakken, located

in North Dakota and eastern

Montana.

●
200,000 net acres in the Eagle Ford,

located in South Texas.

●
654,000 net acres in the Permian—Delaware

Basin, located in West

Texas

and southeastern New Mexico.
●
266,000 net acres in the Permian—Midland Basin,

located in West Texas.
●
293,000 net acres in other areas with unconventional

potential.
The majority of our 2021 onshore production activities

were centered on continued

development of assets, with
an emphasis on areas with low cost of supply,

particularly in growing unconventional

plays. Our major focus in
2021 included the following areas:
●
Delaware Basin—We operated

six rigs and two frac crews on average

during 2021, resulting in 92
operated wells drilled and 95 operated

wells brought online.

Primarily as a result of our Concho
acquisition, production increased in 2021 compared

with 2020, averaging 286 MBOED and

79 MBOED,
respectively.

●
Midland Basin—We operated

five rigs and two frac crews on

average during 2021, resulting

in 118
operated wells drilled and 102 operated

wells brought online.

Primarily as a result of our Concho
acquisition, production increased in 2021 compared

with 2020, averaging 136 MBOED

and 6 MBOED,
respectively.

●
Eagle Ford—We operated

four rigs and two frac crews

on average in the Eagle Ford

during 2021, resulting
in 93 operated wells drilled and 160 operated

wells brought online.

Production increased in 2021
compared with 2020, averaging

211 MBOED and 186 MBOED, respectively.

●
Bakken—We operated

one rig and one frac crew for parts of the

year in the Bakken,

resulting in 6
operated wells drilled and 21 operated

wells brought online.

Production increased in 2021 compared
with 2020, averaging 94 MBOED and

78 MBOED, respectively.

Dispositions
In the second half of 2021, we completed the sale of certain noncore assets in the Lower 48.

In January 2022, we
entered into an agreement

to sell our interests in

additional noncore assets in the Lower 48.

This transaction is
expected to close in the second quarter

of 2022.

See Note 3
.
Facilities
We operate and own,

with varying interests, centralized

condensate processing facilities

in Texas

and New Mexico
in support of our Eagle Ford, Delaware

and Midland assets.

Business and Properties

ConocoPhillips

2021 10-K
Canada
Our Canadian operations consist of the Surmont

oil sands development in Alberta and the liquids-rich Montney unconventional play in

British Columbia.

In 2021, operations in Canada contributed

8 percent of our consolidated
liquids production and 4 percent of our consolidated

natural gas production.
2021
Crude Oil NGL Natural Gas Bitumen Total
Interest Operator MBD MBD MMCFD MBD MBOED
Average Daily Net
Production
Surmont 50.0 % ConocoPhillips - - - 69 69
Montney 100.0 ConocoPhillips 8 4 80 - 25
Total

Canada
8 4 80 69 94
Surmont
Our bitumen resources in Canada are produced

via an enhanced thermal oil recovery method called SAGD,
whereby steam is injected into

the reservoir,

effectively liquefying the heavy

bitumen, which is recovered and
pumped to the surface for further processing.

Operations include two central processing

facilities for treatment
and blending of bitumen.

At December 31, 2021, we held approximately

600,000 net acres of land in the
Athabasca Region of northeastern

Alberta.
The Surmont oil sands leases are located approximately

35 miles south of Fort McMurray,

Alberta.

Surmont is a
50/50 joint venture with Total

Energies SE that offers

long-lived, sustained production.

We are focused on
structurally lowering costs,

reducing GHG intensity and optimizing asset performance.

In 2021, we began processing a portion

of Surmont’s blended bitumen at the Diluent Recovery

Unit constructed in
Alberta, unlocking additional value for the

asset by providing market access

to our heavy crude oil.

In 2019, Surmont implemented the use of condensate

for bitumen blending through the central

processing facility
2; enabling the asset to lower blend ratio

and diluent supply costs, gain protection

from synthetic crude oil supply
disruptions and gain optionality on sales products.

The alternative blend project was

complete in October at
central processing facility 1.

Full Surmont Heavy Dilbit (condensate

bitumen blend) was produced across

both
facilities in the fourth quarter of 2021.

Montney
The Montney is an unconventional

resource play located

in northeastern British Columbia.

At December 31, 2021,
we held approximately 300,000

acres of land with 100 percent working interest

in the liquids-rich section of the
Montney.

In 2021, development activity consisted

of drilling three horizontal wells and

bringing 12 wells online.

In addition,
construction on the second phase of our processing

facility started.

Exploration
Our primary exploration focus

is assessing our Montney acreage.

In 2022, appraisal drilling and completions
activity within the Montney will continue to explore

the area’s

resource potential.

Additionally, we have
exploration acreage in the Mackenzie

Delta/Beaufort Sea Region and

the Arctic Islands.

Business and Properties

ConocoPhillips

2021 10-K

8
Europe, Middle East

and North Africa
The Europe, Middle East and North

Africa segment consists of operations

principally located in the Norwegian
sector of the North Sea; the Norwegian Sea; Qatar; Libya;

and terminalling operations in the U.K.

In 2021,
operations in Europe, Middle East

and North Africa contributed 12 percent of our consolidated

liquids production
and 14 percent of our consolidated natural

gas production.
Norway
2021
Crude Oil NGL Natural Gas Total
Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
Greater Ekofisk Area 30.7-35.1 % ConocoPhillips 49 2 41 58
Heidrun 24.0 Equinor 13 1 35 20
Aasta Hansteen 10.0 Equinor - - 84 14
Alvheim 20.0 Aker BP 9 - 13 11
Troll 1.6 Equinor 2 - 58 11
Visund 9.1 Equinor 2 1 46 11
Other Various Equinor 6 - 21 10
Total

Norway
81 4 298 135
The Greater Ekofisk Area is

located approximately

200 miles offshore Stavanger,

Norway,

in the North Sea, and
comprises four producing fields: Ekofisk,

Eldfisk,

Embla and Tor.

The Tor II redevelopment

achieved first
production in December 2020.

This project consisted of 8 wells that

have all been completed and brought

online
as of May 2021.

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

Sea.

Business and Properties

ConocoPhillips

2021 10-K
Exploration
In 2021, we prepared for a four

well exploration and appraisal

campaign to take place in 2022.

Planned wells
include Slagugle appraisal and exploration

of the Peder,

Bounty and Lamba prospects.

We were awarded

two new exploration

licenses; PL1122 and PL1123; and two acreage additions,

PL891B and
PL1045B.

Transportation
We own a 35.1 percent interest

in the Norpipe Oil Pipeline System, a 220-mile pipeline which carries crude oil from
Ekofisk to a crude oil stabilization

and NGLs processing facility in Teesside,

England.
Facilities
We operate and have

a 40.25 percent ownership interest

in a crude oil stabilization and NGLs processing

facility at
Teesside,

England to support our Norway operations.
Qatar
2021
Crude Oil NGL
Natural
Gas Total
Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
Qatargas Operating
QG3 30.0 % Company Limited 13 8 373 83
QG3 is an integrated development

jointly owned by QatarEnergy (68.5 percent),

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

between QatarEnergy and Shell plc.

This included the joint development of
offshore facilities situated

in a common offshore block in the North Field, as

well as the construction of two
identical LNG process trains and associated

gas treating facilities for both

the QG3 and QG4 joint ventures.

Production from the LNG trains

and associated facilities is combined and

shared.
Libya

2021
Crude Oil NGL Natural Gas Total
Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
Waha Concession 16.3 % Waha Oil Co. 37 - 15 40
The Waha Concession consists of multiple concessions

and encompasses nearly 13 million gross acres

in the Sirte
Basin.

In 2021, we had 22 crude liftings from Es Sider,

compared with five crude liftings from Es

Sider in 2020,
primarily due to the absence of a forced shutdown

after a period of civil unrest that ceased production

in 2020.

Business and Properties

ConocoPhillips

2021 10-K

10
Asia Pacific
The Asia Pacific segment has exploration

and production operations in China,

Indonesia, Malaysia and Australia

.

In
2021, operations in the Asia Pacific segment

contributed 6 percent of our consolidated

liquids production and 17
percent of our consolidated natural

gas production.
Australia
2021
Crude Oil NGL Natural Gas Total
Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
ConocoPhillips/
Australia Pacific LNG 37.5 % Origin Energy - - 680 113
Australia Pacific LNG Pty Ltd

(APLNG), our joint venture with Origin Energy

Limited (37.5 percent) and China
Petrochemical Corporation

(Sinopec) (25 percent),

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

treatment facilities and an

export
pipeline connecting the gas fields to the LNG facilities.

The LNG is being sold to Sinopec under 20-year sales
agreements for 7.6 million metric tonnes

of LNG per year,

and Japan-based Kansai Electric Power Co., Inc. under

a
20-year sales agreement for approximately

1 million metric tonnes of LNG per year.

In December 2021, the company announced it has

notified Origin Energy that it is exercising

its preemption right to
purchase an additional 10 percent shareholding

interest in APLNG from Origin Energy

for $1.645 billion, which will
be funded from cash on the balance sheet and subject

to customary adjustments.

The effective date of the
transaction is July 1, 2020 with closing anticipated

to occur in the first quarter of 2022 subject to

Australian
government approval.

There will be no change to the operational

structure of the APLNG joint venture,

whereby
Origin Energy will remain the upstream

operator of the natural

gas production and pipeline system,

and
ConocoPhillips Australia will remain the downstream

operator of the LNG facility.
For additional information,
see Note 4

and
Note 10
.

Exploration
In 2019, we entered into an agreement

with 3D Oil to acquire a 75 percent interest

in and operatorship

of an
offshore Exploration Permit

(T/49P) located

in the Otway Basin, Australia.

We obtained an additional five percent
interest, increasing our interes

t

to 80 percent,

in June 2020.

A 3D seismic survey acquisition was completed in
October 2021, and this data will be evaluated

for future exploration

opportunities.
Indonesia
2021
Crude Oil NGL Natural Gas Total
Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
South Sumatra 54 % ConocoPhillips 2 - 294 51
During 2021, we operated two PSCs in

Indonesia: the Corridor Block located in South Sumatra,

and Kualakurun in
Central Kalimantan.

Currently,

we have production from the Corridor

Block.

Business and Properties

ConocoPhillips

2021 10-K
Asset Sales
In December 2021, we announced an agreement to sell our

subsidiary that indirectly owns the company’s

54
percent interest in the Indonesia

Corridor Block PSC and a 35 percent shareholding interest

in the Transasia
Pipeline Company.

The effective date for

the transaction is January 1, 2021, with closing planned for the first
quarter of 2022.

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
2D seismic acquisition program.

After completion of prospect evaluation,

both PSC contractors decided

to
relinquish rights and return this block to

the government.

The relinquishment was approved

by the government in
August 2021.

Transportation
We are a 35 percent owner of

a consortium company that has a 40 percent

ownership in PT Transportasi

Gas
Indonesia, which owns and operates the Grissik

to Duri and Grissik to Singapore natural

gas pipelines.
China
2021
Crude Oil NGL Natural Gas Total
Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
Penglai 49.0 % CNOOC 28 - - 28
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

2018.

This

project

could

include

up

to

186
wells, 126 of which have been completed

and brought online as of December 2021.
The Phase 4A Project in the Penglai 25-6 field consists

of one new wellhead platform and achieved

first production
in 2020.

This project could include up to 62 new wells,

14 of which have been completed and

brought online as of
December 2021.
On April 5, 2021, a fire occurred on the non-operated

V platform in the Bohai Bay.

On April 6, 2021, the fire was
extinguished.

We worked with

the operator and implemented a

recovery plan resulting in production

resumption
in December 2021.

Exploration
During 2021, exploration activities in

the Penglai fields consisted of two successful

appraisal wells supporting
future developments in the Bohai Bay

Block 11/05.

Business and Properties

ConocoPhillips

2021 10-K

12
Malaysia
2021
Crude Oil NGL Natural Gas Total
Interest Operator MBD MBD MMCFD MBOED
Average Daily Net Production
Gumusut 29.5 % Shell 19 - - 19
Malikai 35.0 Shell 13 - - 13
Kebabangan (KBB) 30.0 KPOC 2 - 66 13
Siakap North-Petai 21.0 PTTEP 1 - - 1
Total

Malaysia
35 - 66 46
We have varying stages

of exploration, development and

production activities across approx

imately 2.7 million net
acres in Malaysia, with working interests

in six PSCs.

Four of these PSCs are located in waters

off the eastern
Malaysian state

of Sabah: Block G, Block J, the Kebabangan Cluster

(KBBC), which we do not operate, and

Block
SB405, an operated exploration

block acquired in 2021.

We also operate another

two exploration blocks,

Block
WL4-00 and Block SK304, in waters off the

eastern Malaysian state

of Sarawak.
Block J
Gumusut
We currently have

a 29.5 percent working interest

in the unitized Gumusut Field.

Gumusut Phase 2 first oil was
achieved in 2019.

Development drilling associated

with Gumusut Phase 3, a four-well program,

is planned to
commence in the first quarter of 2022.

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

Production from the field has been reduced since Janu

ary 2020, due to the rupture of a third-party pipeline which carries gas production from KBB to

one of its markets.

The pipeline operator has initiated

repairs and is working
toward pipeline testing during 2022.

Block G
Malikai
We hold a 35 percent working

interest in Malikai.

This field achieved first production

in December 2016 via the
Malikai Tension

Leg Platform, ramping to

peak production in 2018.

The KMU-1 exploration well was completed
and started producing through

the Malikai platform in 2018.

Malikai Phase 2 development first

oil was achieved in
February 2021.
Siakap North-Petai
We hold a 21 percent working

interest in the unitized Siakap

North-Petai (SNP) oil field.

First oil from SNP Phase 2
was achieved in November 2021.

Exploration
In 2017, we were awarded operatorship

and a 50 percent working interest

in Block WL4-00, which included the
existing Salam-1 oil discovery and encompassed

0.6 million gross acres.

In 2018 and 2019, two exploration and
two appraisal wells were drilled,

resulting in oil discoveries under evaluation

at Salam and Benum, while two
Patawali wells were expensed

as dry holes in 2019.

Further exploration and appraisal

drilling is planned for 2022.

In 2018, we were awarded a 50 percent

working interest and operatorship

of Block SK304 encompassing 2.1
million gross acres off the coast

of Sarawak,

offshore Malaysia.

We acquired 3D seismic over the acreage

and
completed processing of this data

in 2019.

Exploration drilling is planned for 2022.

Business and Properties

ConocoPhillips

2021 10-K
In February 2021, we were awarded

operatorship and an 85 percent

working interest in Block SB405 encompassing
1.4 million gross acres off the coast

of Sabah, offshore Malaysia.

Acquisition of a 3D seismic survey over the
acreage is planned for 2022.

Other International
The Other International segment includes activities

in Colombia as well as contingencies associated

with prior
operations in other countries.

As a result of our completed Concho acquisition

on January 15, 2021, we refocused
our exploration program

and announced our intent to pursue

a managed exit from certain areas.
Colombia
We have an 80 percent

operated interest

in the Middle Magdalena Basin Block VMM-3 extending

over
approximately 67,000 net acres.

In addition, we have an 80 percent working

interest in the VMM-2 Block which
extends over approximately

58,000 net acres and is contiguous to

the VMM-3 Block.

The blocks are currently in
Force Majeure following a preliminary

injunction temporarily suspending hydraulic

fracturing activities.
Argentina
On September 16, 2021, ConocoPhillips Petroleum

Holdings BV signed and closed the sale of shares

in
ConocoPhillips Argentina Holdings

Sarl and ConocoPhillips Argentina Ventures

SRL.

With this transaction,

we
completed the exit from our Argentina

holdings.

See Note 3
.
Venezuela
For discussion of our contingencies in Venezuela,
see Note 11
.
Other
Marketing Activities
Our Commercial organization

manages our worldwide commodity portfolio,

which mainly includes natural gas,
crude oil, bitumen, NGLs and LNG.

Marketing activities are performed

through offices in the U.S., Canada, Europe
and Asia.

In marketing our production, we attempt

to minimize flow disruptions, maximize

realized prices and
manage credit-risk exposure.

Commodity sales are generally made at

prevailing market prices at

the time of sale.

We also purchase and sell third

-party volumes to better position the company

to satisfy customer demand while
fully utilizing transportation and storage

capacity.
Natural Gas
Our natural gas production,

along with third-party purchased gas, is primarily marketed

in the U.S., Canada and
Europe.

Our natural gas is sold to a diverse

client portfolio which includes local distribution

companies; gas and
power utilities; large industrials; independent,

integrated or state

-owned oil and gas companies; as well as
marketing companies.

To reduce

our market exposure and

credit risk, we also transport natural

gas via firm and
interruptible transportation

agreements to major market hubs.

Crude Oil, Bitumen and Natural Gas Liquids
Our crude oil, bitumen and NGL revenues are derived from

production in the U.S., Canada, Asia, Africa and

Europe.

These commodities are primarily sold under contracts

with prices based on market indices, adjusted

for location,
quality and transportation.

LNG
LNG marketing efforts are

focused on equity LNG production

facilities located in Australia

and Qatar.

LNG is
primarily sold under long-term contracts with

prices based on market indices.

Business and Properties

ConocoPhillips

2021 10-K

14
Energy Partnerships
Marine Well Containment

Company (MWCC)
We are a founding member of

the MWCC, a non-profit organization

formed in 2010, which provides well
containment equipment and technology

in the deepwater U.S. Gulf of Mexico.

MWCC’s containment

system
meets the U.S. Bureau of Safety

and Environmental Enforcement

requirements for a subsea well

containment
system that can respond

to a deepwater well control

incident in the U.S. Gulf of Mexico.

Oil Spill Response Limited (OSRL) - Subsea Well

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
North Slope and Prince William Sound, respectively.

Internationally,

we maintain memberships in

various OSROs
including Oil Spill Response Limited, the Norwegian Clean Seas

Association for Operating Companies,

Australian
Marine Oil Spill Center and Petroleum

Industry of Malaysia Mutual Aid Group.

Technology
We have several

technology programs that

improve our ability to develop

unconventional reservoirs,

increase
recoveries from our legacy fields,

improve the efficiency of our exploration

program, produce heavy

oil
economically with less emissions and implement sustainability measures.
In early 2021, we established a multi-disciplinary Low

Carbon Technologi

es organization to

support the company’s
net-zero road

map for scope 1 and 2 emissions, understand

the new energies landscape, and prioritize
opportunities for future competitive investment.

Throughout 2021, we executed

emissions reduction projects
across our global portfolio including production

efficiency measures and methane and flaring reductions.

We also
completed pre-development

work to evaluate large scale

wind energy opportunities to power our operations

in
the Permian, North Sea and Bohai Bay.

Within the new energies landscape, the company

has prioritized
opportunities in CCUS and hydrogen.

In 2021, CO2 storage sites

were evaluated along the Texas

and Louisiana
Gulf Coast and we initiated activities to

provide carbon capture and storage

to industrial emitters.

2021 also saw
early investments in enabling hydrogen

technologies and we began evaluating

hydrogen opportunities

in both
domestic and international markets

.

We are the second-largest

LNG liquefaction technology provider

globally.

Our Optimized Cascade
®

LNG
liquefaction technology has been licensed for

use in 27 LNG trains around the world, with feasibility

studies
ongoing for additional trains.

Business and Properties

ConocoPhillips

2021 10-K
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

Worldwide, we are contractually

committed to
deliver approximately 1.3 trillion

cubic feet of natural gas

and 159 million barrels of crude oil in the future.

These
contracts have various

expiration dates through

the year 2030.

We expect to fulfill these delivery

commitments
with third-party purchases, as supported

by our gas management agreements; proved

developed reserves; and
PUDs.

See the disclosure on “Proved Undeveloped

Reserves” in the “Supplementary Data

- Oil and Gas
Operations” section following

the Notes to Consolidated Financial Statements,

for information on the
development of PUDs.
Competition
ConocoPhillips is one of the world’s

leading E&P companies based on both production and reserves,

with a globally
diversified asset portfolio.

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
Human Capital Management
Values, Principles and Governance
At ConocoPhillips, our human capital

management (HCM) approach is anchored

to our core SPIRIT Values.

Our
SPIRIT Values – Safety,

People, Integrity,

Responsibility,

Innovation, and Teamwork

– set the tone for how we
interact with all of our internal and

external stakeholders.

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

role in setting our HCM strategy

and
driving accountability for meaningful

progress.

The ELT and Board

of Directors engage often

on workforce-related
topics.

Our HCM programs are overseen

and administered by our human resources

function with support from
business leaders across the company.
We depend on our workforce

to successfully execute our

company’s strategy

and we recognize the importance of
creating a workplace in which our people feel valued.

Our HCM programs are built around

three pillars that we
believe are necessary for success: a compelling

culture, a world-class workforce

and strong external engagement.

Each of these pillars is described in more detail

below.
A Compelling Culture
How we do our work is what sets us apart and drives

our performance.

We’re experts

in what we do and
continuously find ways to

do our jobs better.

Together,

we deliver strong performance,

but not at all costs.

We
embrace our core cultural attributes

that are shared by everyone,

everywhere.

With two significant acquisitions
completed in 2021, we prioritized cultural

integration. We

seized the opportunity to learn from and value

each
other’s cultures.

This involved employee engagement,

active listening and leveraging

data analytics to monitor key
workforce and engagement

metrics.

Business and Properties

ConocoPhillips

2021 10-K

16
Health, Safety and Environment

Our HSE organization sets

expectations and provides tools

and assurance to our workforce to

promote and achieve
HSE excellence.

We manage and assure

ConocoPhillips HSE policies, standards

and practices, to help ensure
business activities are consistently

safe, healthy and conducted

in an environmentally and socially

responsible
manner across the globe.

Each business unit manages its local operational

risks with particular attention

to
process safety,

occupational safety and environmental

and emergency preparedness risk.

Objectives, targets and
deadlines are set and tracked

annually to drive strong HSE performance.

Progress is tracked

and reported to our
ELT and the Board

of Directors.  HSE audits are conducted

on business units and staff groups

to ensure
conformance with ConocoPhillips

HSE policies, standards and practices

where improvement actions

are identified
and tracked to completion.
We continuously look for

ways to operate more

safely,

efficiently and responsibly.

We focus on reducing human
error by emphasizing interaction

among people, equipment and work processes

.

By being curious about how work
is done, recognizing error-likely

situations and applying safeguards

,

we can reduce the likelihood and severity

of
unexpected incidents. We conduct

thorough investigations

of all serious incidents to understand

the root cause
and share lessons learned globally to improve

our procedures, training, maintenance

programs and designs.
Through this culture of continuous

learning and improvement, we continue

to refine

our existing HSE processes
and tools and enhance

our commitment to safe, efficient

and responsible operations.
COVID-19 Response
In 2021, our COVID-19 activities were guided by

our three company-wide priorities, set at

the early pandemic
stages: protect our employees

and contractors,

mitigate the spread of COVID-19 and safely

run the business.

We
have pursued these priorities via a coordinated

crisis management support team, frequent workforce
communications and flexible programs

to suit the challenging environment.

Our office and field staffs adhered

to
rigorous mitigation protocols

implemented across our operations

utilizing the most current guidance from health
authorities. Mitigation measures, including

requirements for remote

work, vaccines and testing were

driven by the
specific situations applicable to a region or business

function.

These measures proved effective

at lessening the
impact to our employees and contractors

,

mitigating the spread of COVID-19 and minimizing

the potential for
business disruption.
Diversity, Equity and

Inclusion (DEI)
At ConocoPhillips, we value all forms

of diversity,

provide equitable employee programs

and promote a culture of
inclusion.

Our DEI vision is for our workforce to have

a strong sense of belonging and feel

supported in meeting
their full potential.

Our commitment to DEI is foundational

to our SPIRIT Values.

We hold our leaders accountable
for having personal DEI goals

each year and encourage all global employees

to play a part in creating and
sustaining an inclusive work environment.

The ELT has ultimate

accountability for advancing

our DEI commitment through a governance

structure that
includes an ELT

-level DEI Champion, a global DEI Council consisting

of senior leaders from across the company

and
organization-wide DEI goals.

The company sets goals and measures progress

based on three pillars that guide our
DEI activities:

leadership accountability,

employee awareness and processes

and programs.

In addition, our DEI
plans and progress are reviewed

regularly with the Board of Directors.
In 2021, HR and the DEI Council reviewed the results of the

2020 Perspectives Pulse DEI employee

survey and
prioritized action plans tied to employee sentiment.

2021 accomplishments included:
●
Refreshing and diversifying

the global DEI Council to reflect the diversity

we seek across our global
organization;

●
Using survey insights to produce six multi-year

corporate DEI priorities that

will guide us through 2024;
●
Developing a detailed plan for our

corporate DEI priorities, made up of 18 specific

targets that position us
to deliver meaningful progress through

2024; and
●
Championing the addition of the ‘E’ (equity) to D&I; emphasizing the importance of providing equitable
programs that lead to fair

outcomes for all employees.

Business and Properties

ConocoPhillips

2021 10-K
We actively monitor diversity

metrics on a global basis.

In 2021, we expanded our internal and external

workforce
metrics and HCM disclosures, including publishing

our 2018-2020 Consolidated EEO-1 Reports

and our inaugural
HCM report.

Tables of 2021 employee

demographics by gender and ethnicity,

and by country,

are shown below:
2021 Employees by Gender and Race/Ethnicity
Global U.S.
Male Female White POC *
All Employees 74% 26% 72% 28
%
All Leadership
75 25 79 21
Top Leadership 78 22 85 15
Junior Leadership 75 25 77 23
*"POC" refers to People of Color or racial and ethnic minorities self-reported in the U.S.
2021 Employees by Country Percent of Total
U.S. 61%
Norway 18
Canada 8
Indonesia 5
Great Britain 3
Australia 3
China 1
Other Global Locations 1
100
The Hybrid Office Work Program
In 2021, we introduced the Hybrid Office Work

(HOW) program in the U.S., offering

a combination of work from
both office and home.

The HOW program blends the advantages

of in-person engagement with individual
flexibility for eligible employees

where a hybrid schedule is feasible.

The design of the U.S. program was

adopted
in many of our global locations.

A World-Class Workforce
Our HCM approach addresses programs

and processes necessary for ensuring

we have an engaged workforce

with
the skills to meet our business needs.

We take a holistic

view of HCM that addresses each of the critical
components of workforce planning.

These are described in more detail below.

Recruitment
Our continued success requires a strong

global workforce that can contribute

the right skills, in the right places, to
achieve our strategic objectives.

We offer university

internships across multiple disciplines to

attract the best
early-career talent.

We partner with top diversity

organizations and universities,

including Hispanic-serving
organizations and historically

black colleges and universities.

We also recruit experienced

hires to fill critical skills
and maintain a broad range

of expertise and experience.

We conduct routine talent

assessments with leaders to
ensure we have the organizational

capacity and capabilities to execute

our business plans.

We have taken
significant steps to embed inclusion

into each step of our recruiting practices,

including adapting the way we
construct job descriptions to using intentionally

diverse interview panels.

As necessary, we closely

monitor recruitment metrics through

our internal university and experienced

hire
dashboards and track voluntary

turnover metrics to guide our retention

activities.

Business and Properties

ConocoPhillips

2021 10-K

18
2021 Hiring & Attrition Metrics Percent of Total
U.S. University hire acceptance 81
%
U.S. Interns acceptance
76
Diversity hiring - Women 23
Diversity hiring - U.S. POC 35
Total

voluntary attrition
5
Employee Engagement and Development
We focus on the engagement

and development of our workforce

and encourage our employees

to build diverse
and fulfilling careers

with ConocoPhillips.

Our workforce is trained through

a combination of on-the-job learning,
formal training, regular feedback

and mentoring.

Skill-based Talent

Management Teams

(TMTs) guide employee
development and career progression

by skills and location.

The TMTs help identify our

future business needs and
assess the availability of critical skill-sets

within the company.

We use a performance management program
focused on objectivity,

credibility and transparency.

The program includes broad stakeholder

feedback, real-time
recognition and a formal “how” rating to

assess behaviors to ensure they

align with our SPIRIT Values.
We empower our employees

to grow their careers through

personal and professional development

opportunities,
including individual development plans, a voluntary

360-feedback tool and training

on a broad range of technical
and professional skills.

Succession planning is a top priority for management and

the board.

This work ensures we
have the talent available

for future leadership roles to

inspire employees to reach their ultimate

potential and limit
business interruption.
Taking steps

to measure and assess employee satisfaction

and engagement is at the heart of long-term

business
success and creating a great place to work

for our global workforce.

Since 2019, the ConocoPhillips Perspectives
Survey has become our primary listening platform

for gathering feedback on

employee sentiment and promot

ing
our “Who We Are”

culture.

Our leadership reviews feedback

gathered to guide priorities and goals.

Our employee
feedback strategy is

comprised

of an annual engagement survey and

an annual shorter DEI pulse survey.

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

and retain employees, reward

performance and align employee interest

with
stockholders by encouraging

stock ownership.

Our retirement and savings

plans are intended to support
employee’s

financial futures and are competitive within local

markets.
We routinely benchmark our global compensation

and benefits programs to ensure

they are competitive,
inclusive, aligned with company culture

and allow our employees to meet their individual needs

and the needs of
their families.

We provide flexible work

schedules and competitive time off,

including parental leave policies in
many locations.

In 2021, we enhanced our programs to

provide expanded coverage

for families requiring disability
support, elder care and childcare.

We also provide access to

quality childcare, including onsite child care,

where
access locally is a challenge.
Our global wellness programs include biometric screenings

and fitness challenges designed to educate

and
promote a healthy lifestyle.

All employees have access to

our employee assistance program,

and many of our
locations offer custom programs

to support mental well-being.

Business and Properties

ConocoPhillips

2021 10-K
Compensation Risk Mitigation
We have considered

the risks associated with each of its executive

and broad-based compensation programs

and
policies.

As part of the analysis, we considered the performance

measures we use as well as the different

types of
compensation, varied performance measurement

periods and extended vesting schedules

that we utilize under
each incentive compensation program.

As a result of this review,

management concluded that the risks

arising
from our compensation policies and practices

are not reasonably likely to

have a material adverse

effect on the
company.

As part of the Board of Directors’ oversight

of our risk management programs,

the Human Resources
Compensation Committee (HRCC) conducts

a similar review with the assistance of its

independent compensation
consultant.

The HRCC agrees with management’s

conclusion that the risks arising from our

compensation policies
and practices are not reasonably likely

to have a material adverse

effect on the company.
External Engagement
Our employees make our communities

stronger.

We are proud to

support their generous involvement

in local
charitable activities through employee giving programs

that include United Way

campaigns, matching gift
contributions and volunteer grants.
While we have been recognized

for our ESG and DEI efforts,

we know that it takes ongoing commitment

to make
sustainable progress;

therefore,

we continue to provide training,

build awareness and reinforce

accountability at
all levels of the organization

and focus on behaviors and processes

that build an environment in which everyone
has the opportunity to succeed.
General
At the end of 2021, we held a total of 1,118 active

patents in 50 countries worldwide, including

438 active U.S.
patents.

During 2021, we received 40 patents in

the U.S. and 45 foreign patents.

Our products and processes
generated licensing revenues

of $65 million related to activity in 2021.

The overall profitability of any

business
segment is not dependent on any single patent,

trademark, license, franchise or concession.
The environmental information

contained in Management’s

Discussion and Analysis of Financial Condition and
Results of Operations on pages 58 through

63 under the captions “Environmental”

and “Climate Change” is
incorporated herein by

reference.

It includes information on expensed

and capitalized environmental

costs for
2021 and those expected for 2022 and 2023.
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

Risk Factors

ConocoPhillips

2021 10-K

20
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

affected.
Risks Related to Our Industry
Our operating results, our ability to execute

on our strategy and the carrying value of our assets

are exposed to
the effects of changing commodity prices.
The oil and gas business is a commodity business.

Our revenues, operating results

and future rate of growth are
highly dependent on the prices we receive for

crude oil, bitumen, natural gas

and NGLs.

Such prices can fluctuate
widely depending upon global events or conditions

that affect supply and demand, most

of which are out of our
control.

In early 2020 global oil demand decreased precipitously

alongside global COVID-19 economic shutdowns.
Although global oil demand and global oil prices improved

through 2021, the global economic recovery

remains
uncertain.

Our industry will continue to be exposed to

the effects of changing commodity prices

given the
volatility in commodity price drivers

and the worldwide political and economic environment

generally,

as well as
continued uncertainty caused by

armed hostilities in various oil-producing regions

around the globe.
Lower crude oil, bitumen, natural gas

and NGL prices may have a material adverse

effect on our revenues,
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

production.
Significant reductions in crude oil, bitumen, natural

gas and NGL prices could also require us to

reduce our capital
expenditures, impair the carrying value of our

assets or discontinue the classification of certain

assets as proved
reserves.

In the past three years, we recognized

several impairments, which

are described in
Note 7
.

If commodity
prices decrease relative to their current

levels, and as we continue to optimize

our investments and exercise
capital flexibility,

it is reasonably likely we could

incur future impairments to long-lived assets

used in operations,
investment in nonconsolidated

entities accounted for under the equity

method and unproved properties.

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

impacted the global economy,
disrupted global supply chains, reduced global demand for

oil and gas and created significant

volatility and
disruption of financial and commodity markets.

Over the course of the pandemic, public health

officials have
recommended or mandated certain

precautions to mitigate

the spread of COVID-19, including limiting non-
essential gatherings of people, ceasing all non-essential

travel and issuing “social or

physical distancing” guidelines,
“shelter-in-place” orders and

mandatory closures or reductions in capacity

for non-essential businesses.

Although
some of these limitations and mandates have

been relaxed in certain jurisdictions,

others have been reinstated

in
areas that have experienced a resurgence

of COVID-19 cases and there is no guarantee

restrictions will not be
reimposed in the future.

Despite the increased availability

of vaccines in certain jurisdictions, the COVID

-19
pandemic may continue or worsen

during the upcoming months, including as a result of the emergence of more
infectious variants of the virus,

vaccine hesitancy or increased business and

social activities, which may cause
governmental authorities to reinstate

restrictions.

As a result, the ongoing impact of the COVID-19 pandemic

Risk Factors

ConocoPhillips

2021 10-K
remains uncertain and will depend on the severity,

location and duration of the effects

and spread of the disease,
the effectiveness and duration

of actions taken by authorities to contain

the virus or treat its effect, the availability
and effectiveness of vaccines

or other treatments, and how quickly and

to what extent economic conditions
improve.

See our Human Capital Management section within Item 1 and 2—Business and Properties
, for additional
information on how we have

been impacted and the steps we have

taken in response.

Our business is likely to continue to

be further negatively impacted by the COVID

-19 pandemic.

These impacts
could include but are not limited to:
●
Reduced demand for our products

as a result of reductions in travel

and commerce, whether related to
mandated restrictions or otherwise;
●
Disruptions in our supply chain due in part to scrutiny

or embargoing of shipments from infected

areas or
invocation of force majeure

clauses in commercial contracts

due to restrictions imposed as a result

of the
global response to the pandemic;
●
Failure of third-parties on which we rely,

including our suppliers, contract

manufacturers, contractors,
joint venture partners

and external business partners, to

meet their obligations to the company,

or
significant disruptions in their ability to do so,

which may be caused by their own financial or operational
difficulties or restrictions imposed in response

to the disease outbreak;
●
Reduced workforce productivity

caused by, but

not limited to, illness, travel

restrictions, quarantine, or
government mandates;
●
Increased challenges in retention

of personnel caused by vaccine hesitancy

and the resistance of some in
our workforce to comply with

workplace protocols necessary to ensure

the health and safety of our
workforce and minimize disruptions

to the business, such as vaccine and testing requirements,

or the use
of personal protective equipment; and
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
Unless we successfully develop resources, the scope

of our business will decline, resulting in an adverse impact to our business.
As we produce crude oil and natural

gas from our existing portfolio,

the amount of our remaining reserves
declines.

If we are not successful in replacing the crude oil and

natural gas we produce with

good prospects for
future organic opportunities or through

acquisitions, our business will decline.

In addition, our ability to
successfully develop our reserves is dependent

on a number of factors, including our ability to

obtain and renew
rights to develop and produce hydrocarbons;

our success at reservoir optimization; our ability

to bring long-lead
time, capital intensive projects

to completion on budget and on schedule; and our ability

to efficiently and
profitably operate mature

properties.

If we are not successful in developing the resources

in our portfolio, our
financial condition and results of operations

may be adversely affected.
The exploration and production of oil and gas is a highly comp etitive industry.
The exploration and production

of crude oil, bitumen, natural gas and NGLs

is a highly competitive business.

We
compete with private, public

and state-owned companies in all

facets of the exploration and

production business,
including to locate and obtain new sources

of supply and to produce crude oil, bitumen, natural

gas and NGLs in an
efficient, cost-effective

manner.

We must compete for

the materials, equipment, services, employees

and other
personnel (including geologists, geophysicists,

engineers and other specialists) necessary to conduct

our business.

Some of our competitors are larger

and have greater resources

than we do, or may have

established strategic

long-

Risk Factors

ConocoPhillips

2021 10-K

22
term positions or strong governmental

or other relationships in countries

or areas in which we operate, or may

be
willing to incur a higher level of risk than we are willing to incur to obtain potential sources

of supply.

As a
consequence, we may be at a competitive

disadvantage in certain respects,

such as in accessing the necessary
materials, equipment, services, resources

and personnel.

In addition, we may be at a competitive disadvantage
when competing with state-owned

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

Our business may be adversely affected by price controls,

government-imposed limitations on production

or
exports of crude oil, bitumen, natural gas and NGLs, or the unavailability of adequate gathering, processing,
compression, transportation, and pipeline facilities and

equipment for our production of crude oil, bitumen,
natural gas and NGLs.
As discussed herein, our operations

are subject to extensive governmental

regulations.

From time to time,
regulatory agencies have imposed

price controls and limitations

on production by restricting the rate

of flow of
crude oil, bitumen, natural gas and

NGL wells below actual production capacity.

Similarly, in response

to increased
domestic energy costs, circumstances

determined to be in the economic interest

of the country,

or a declared
national emergency,

the U.S. government could restrict

the export of our products which would

adversely impact
our domestic business.

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
transport.

Furthermore, we rely on there being sufficient

facilities and takeaway

capacity to support our ambitions
to reduce routine flaring.

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

Risk Factors

ConocoPhillips

2021 10-K
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
The scope and nature of our operations

present a variety of significant hazards

and risks, including operational
hazards and risks such as explosions,

fires, product spills, severe weather,

geological events, labor disputes,
geopolitical tensions, armed hostilities, terrorist

or piracy attacks, sabotage,

civil unrest or cyberattacks.

Our
operations are subject to the additional

hazards of pollution, toxic substances

and other environmental hazards
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

●
The discharge of pollutants into

the environment;
●
Emissions into the atmosphere, such

as nitrogen oxides, sulfur dioxide, mercury

and GHG emissions,
including methane;

●
Carbon taxes;

●
The handling, use, storage, transportation,

disposal and cleanup of hazardous materials

and hazardous
and nonhazardous wastes

;
●
The dismantlement, abandonment and restoration

of historic properties and facilities at

the end of their
useful lives;

and
●
Exploration and production

activities in certain areas, such as offshore

environments, arctic fields, oil
sands reservoirs and unconventional

plays.
We have incurred and

will continue to incur substantial

capital, operating and maintenance, and

remediation
expenditures as a result of these laws and

regulations.

In addition, to the extent these expenditures

are assumed
by a buyer as a result of a disposition, it may

result in our incurring substantial costs

if the buyer is unable to satisfy
these obligations.

Any failure by us to comply

with existing or future laws, regulations

and other requirements
could result in administrative

or civil penalties, criminal fines, other enforcement

actions or third-party litigation

Risk Factors

ConocoPhillips

2021 10-K

24
against us.

To the extent

these expenditures, as with all costs,

are not ultimately reflected in

the prices of our
products and services, our business, financial condition, results of operations and cash flows in future

periods
could be materially adversely affected.
Existing and future laws, regulations and internal initiatives relating to global climate change, such as
limitations on GHG emissions may impact or limit our business plans,

result in significant expenditures, promote
alternative uses of energy or reduce demand for our products.
Continuing political and social attention

to the issue of global climate change has resulted

in both existing and
pending international agreements

and national, regional or local legislation and regulatory

measures to limit GHG
emissions, such as cap and trade regimes, specific

emission standards, carbon taxes,

restrictive permitting,
increased fuel efficiency standards

and incentives or mandates for renewable

energy.

Although we may support
many of these legislative and regulatory

measures, how and when they are enacted could

result in a material
adverse effect to our

business, financial condition, results of operations

and cash flows in future periods.

For example, in November 2021,

the U.S. Environmental Protection

Agency published a Proposed Rule that would
revise the regulations governing

the emission of GHG and volatile organic compounds

from new oil and gas
production facilities, and emission guidelines

for states to use when revising

Clean Air Act implementation plans to
limit GHG emissions from existing oil and gas

facilities.

Although the company supports the direct federal
regulation of methane from new and existing

sources,

the final form and substance of any regulations

are not
currently known and could result in additional

capital expenditures and compliance,

operating and maintenance
costs, any of which may have

an adverse effect on our business

and results of operations.
Additionally,

in 2021, the U.S. joined the international community at

the 26th Conference of the Parties (COP26).

At the conclusion of COP26, the U.S. and nearly

200 other counties agreed to the Glasgow Climate

Pact,
committing to revisiting and strengthening

their current emissions targets

to 2030 in 2022 and finalizing the
outstanding elements of the Paris

Agreement.

In addition, our operations continue

in countries around the world
which are party to the Paris Agreement.

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
any of which may have an

adverse effect on our business

and results of operations.
In September 2021, we announced an improvement

to our Paris-aligned climate risk framework,

whereby we
committed to an improvement

to our targets for reduc

ing our scope 1 and 2 emissions intensity on both a

gross
operated and net equity basis and reaffirmed

our commitment to advocate

for the reduction of scope 3 emissions
through our support for a U.S. carbon

price.

Compliance with, and achievement of,

climate change-related
internal initiatives such as the foregoing

may increase costs, require

us to purchase emission credits, or limit or
impact our business plans.

If we are not successful in select internal initiatives,

we may be adversely affected

and
potentially need to reduce

economic end-of-field life

of certain assets and impair associated

net book value.

Increasing attention to

global climate change has also resulted in pressure

from and upon stockholders,

financial
institutions and/or financial markets

to modify their relationships with oil and gas

companies and to limit
investments and/or funding to

such companies.

For example, Harvard University

announced in September 2021
that it will stop investing

its $42 billion endowment in fossil fuels and will let its current investments expire without
renewal.

As public pressure continues to

mount, our access to capital on terms we

find favorable (if it is available
at all) may be limited and our costs

may increase,

our reputation could be damaged or our business

and results of
operations may be otherwise adversely

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

Risk Factors

ConocoPhillips

2021 10-K
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

We could also receive lawsuits

alleging a
failure or lack of diligence to meet our

publicly stated ESG goals, so

called “greenwashing” cases.

In addition, although we design and operate

our business operations to accommodate

expected climatic
conditions, to the extent there are

significant changes in the earth’s

climate, such as more severe or frequent
weather conditions in the markets

where we operate or the areas

where our assets reside, we could incur
increased expenses, our operations

and supply chain could be adversely impacted, and

demand for our products
could fall.
For more information on legislation

or precursors for possible regulation

relating to global climate change that
affect or could affect

our operations and a description

of the company’s response,
see the “Contingencies—Climate
Change” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations
.
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

leasing restrictions; special taxes

or tax assessments; and payment
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

In addition, we may face regulatory

changes in the U.S. including,
but not limited to, the enactment of tax

law changes that adversely affect

the fossil fuel industry,

new methane
emissions standards, restrictive

flaring requirements, and more stringent

environmental impact studies

and
reviews.

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

Risk Factors

ConocoPhillips

2021 10-K

26
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
pertaining

to the settlement with Petróleos

de Venezuela, S.A. (PDVSA

)

or the ICSID Award against

the
Government of Venezuela;

or to obtain or maintain licenses or permits,

including those necessary for drilling and
development of wells in various locations.

Similarly, the declaration

of a “climate emergency” could

result in
actions to limit exports of our products and other

restrictions.
Local political and economic factors

in international markets

could have a material adverse

effect on us.

Approximately 38 percent

of our hydrocarbon

production was derived from production

outside the U.S. in 2021,
and 29 percent of our proved reserves,

as of December 31, 2021, were located

outside the U.S.

We are subject to
risks associated with operations

in both domestic and international markets,

including changes in foreign
governmental policies relating

to crude oil, natural gas, bitumen, NGLs

or LNG pricing and taxation, other

political,
economic or diplomatic developments (including

the macro effects of international

trade policies and disputes),
potentially disruptive geopolitical conditions,

and international monetary and currency

rate fluctuations.

Restrictions on production of oil and

gas could increase to the extent

governments view such measures as

a viable
approach for pursuing national

and global energy and climate policies.

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
terms or at all.

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

Risk Factors

ConocoPhillips

2021 10-K
Our business may be adversely affected by deterioration

in the credit quality of, or defaults under

our contracts
with, third-parties with whom we do business.
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

Any default by any of our

counterparties may result in our

inability to perform
our obligations under agreements we have

made with third-parties or may otherwise adversely

affect our business
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

Our ability to execute our capital

return program is subject to certain considerations.
In December 2021, we initiated a three

-tier capital return program

that consists of our ordinary dividend, share
repurchases and a quarterly variable

return of cash (VROC).
Ordinary dividends are authorized and determined

by our Board of Directors in its

sole discretion and depend
upon a number of factors, including:
● Cash available for distribution;
●
Our results of operations and anticipated

future results of operations;
●
Our financial condition, especially in relation to

the anticipated future capital needs of our

properties;
●
The level of distributions paid by comparable

companies;
●
Our operating expenses; and

●
Other factors our Board of Directors

deems relevant.
VROC distributions are also authorized

and determined by our Board of Directors

in its sole discretion and depend
upon a number of factors, including:
●
The anticipated level of distributions

required to meet our capital returns

commitment;
● Forward prices;
● Balance sheet cash;
●
Total

yield; and
●
Other factors our Board of Directors

deems relevant.
We expect to continue

to pay a quarterly ordinary dividend

to our stockholders.

In addition, based on the current
environment, we anticipate

also paying a quarterly VROC to

our shareholders staggered from

the ordinary
dividend payment, resulting in up to

eight cash distributions to shareholders

throughout the year;

however,

the
amount of the VROC is variable and will depend upon the

above factors, and our Board

of Directors may determine
not to pay a VROC in a quarter or may

cease declaring a VROC at any time.

In addition,

our Board of Directors may
reduce our ordinary dividend or cease declaring dividends

at any time, including if it determines that

our net cash
provided by operating activities,

after deducting capital expenditures

and investments, are not sufficient

to pay
our desired levels of dividends to our stockholders

or to pay dividends to our stockholders

at all.

Risk Factors

ConocoPhillips

2021 10-K

28
Additionally, as

of December 31, 2021, $10.9 billion of repurchase authority

remained of the $25 billion share
repurchase program our Board

of Directors had authorized.

Our share repurchase program

does not obligate us to
acquire a specific number of shares during any

period, and our decision to commence, discontinue

or resume
repurchases in any period will depend

on the same factors that our Board

of Directors may consider when
declaring dividends, among others.

In the past we have suspended our share

repurchase program in response

to
market downturns, including as a

result of the oil market downturn

that began in early 2020, and we may do so
again in the future.
Any downward revision

in the amount of our ordinary dividend or VROC or the volume of shares we purchase
under our share repurchase program

could have an adverse effect

on the market price of our common stock.
There are substantial risks with any

acquisitions or divestitures we have completed

or that we may choose to
undertake.
We regularly review our portfolio

and pursue growth through acquisitions

and seek to divest noncore assets or
businesses.

We may not be able to complete these

transactions on favorable

terms, on a timely basis, or at all.

Even if we do complete such transactions,

our cash flow from operations may

be adversely impacted or otherwise
the transactions may not result in the

benefits anticipated due to various

risks, including, but not limited to (i) the
failure of the acquired assets or businesses

to meet or exceed expected

returns, including risk of impairment; (ii)
the inability to dispose of noncore assets and

businesses on satisfactory terms and conditions;

and (iii) the
discovery of unknown and unforeseen liabilities

or other issues related to any

acquisition for which contractual
protections are inadequate

or we lack insurance or indemnities, including environmental liabilities, or with regard
to divested assets or businesses, claims by

purchasers to whom we have provided

contractual indemnification.
In addition, we may face difficulties

in integrating the operations,

technologies, products and personnel of any
acquired assets or businesses. For example,

we completed two major acquisitions in

2021, including the
acquisition of Concho in January and the acquisition of the Shell Permian assets in December.

Combined, these
transactions added approximately

800,000 net acres, thereby significantly

increasing our unconventional

position
and operations in the Permian.

We may still encounter

difficulties integrating the acquired

assets into our
business.

There are a large number of processes,

policies, procedures, operations

and technologies and systems
that must be integrated

in connection with the transactions and the integration

of the acquired assets.

It is
possible that the integration process

could result in the disruption of our ongoing business;

inconsistencies in
standards, controls,

procedures and policies; unexpected integration

issues; higher than expected integration

costs
and an overall post-completion

integration process that

takes longer than originally anticipated.

We have been
and will be required to devote management

attention and resources

to integrating the business

practices and
operations.

Any delays encountered

in the integration process

could have an adverse effect

on our revenues or on
our level of expenses or capital investment

and operating results, which may

adversely affect the value

of our
common stock.

In addition, the actual integration may

result in additional and unforeseen

expenses.

Although we
expect that the strategic benefits,

and additional income, as well as the realization

of other efficiencies related to
the integration of the acquired

assets, may offset incremental

transaction-related costs

over time, if we are not
able to adequately address integration

challenges.

Risk Factors

ConocoPhillips

2021 10-K
Our technologies, systems and networks

may be subject to cyberattacks.
Our business, like others within the oil and

gas industry,

has become increasingly dependent on digital
technologies, some of which are managed by third

-party service providers on whom we rely

to help us collect, host
or process information.

Among other activities, we rely on digital technology to

estimate oil and gas reserves,
process and record financial and operating

data, analyze seismic and drilling information

and communicate with
employees and third-parties.

As a result, we face various cybersecurity

threats such as attempts to

gain
unauthorized access to, or control

of, sensitive information

about our operations and our employees, attempts

to
render our data or systems

(or those of third-parties with whom we do business,

including third-party cloud and IT
service providers) corrupted or unusable,

threats to the security of our facilities and infrastructure as well as those
of third-parties with whom we do business,

including third-party cloud and IT service providers,

and attempted
cyber terrorism.

In addition, computers control

oil and gas production, processing equipment

and distribution systems

globally and
are necessary to deliver our production

to market.

A disruption, failure, or a cyberattack

of these operating
systems, or of the networks

,

software and infrastructure

on which they rely,

many of which are not owned or
operated by us, could damage critical

production, distribution or storage

assets, delay or prevent delivery

to
markets,

make it difficult or impossible to accurately

account for production and settle

transactions, or negatively
impact public health or safety,

economic security, or

national security.
Although we have experienced occasional

cybersecurity incidents, none have had

a material effect on our
business, operations or reputation.

As cyberattacks have

continued

to evolve, we have become subject

to new
government-imposed security requirements

to implement specific mitigation measures

to protect against
ransomware attacks

and other known threats to information

and operations technology.

In response, we must
continually expend additional resources

to continue to modify or enhance our protective

measures or to
investigate and

remediate any vulnerabilities

detected.

Our implementation of reasonable security

procedures
and controls to monitor and mitigate

security threats and to increase security

for our information, facilities

and
infrastructure may result

in increased costs.

Despite our ongoing investments

in security resources, talent and
business practices, we are unable to assure

that any security measures will be completely

effective.

If our systems and infrastructure

were to be breached, damaged or disrupted,

we could be subject to serious
negative consequences, including disruption

of our operations, damage to our reputation,

a loss of counterparty
trust, reimbursement or other costs,

increased compliance costs, litigation

exposure and legal liability or regulatory
fines, penalties or intervention.

In addition, we have exposure to

cybersecurity incidents and the negative

impacts
of such incidents related to our data

and proprietary information housed

on third-party IT systems, including

the
cloud.

Any of these could materially and adversel

y

affect our business, results of operations

or financial condition,
and any of the foregoing can

be exacerbated by a delay

or failure to detect a cybersecurity

incident or the full
extent of such incident notwithstanding

reasonable security procedures and controls.

The prevalence of remote
working during the pandemic has introduced

additional cybersecurity risk.

Although we have business continuity
plans in place, our operations may be adversely

affected by significant

and widespread disruption to our systems
and infrastructure that support

our business.

While we continue to evolve and modify our business

continuity
plans, there can be no assurance that

they will be completely effective

in avoiding disruption and business

impacts.

Further, our

insurance may not be adequate to

compensate us for all resulting

losses, and the cost to obtain
adequate coverage may

increase for us in the future.

ConocoPhillips

2021 10-K

30
Item 1B. Unresolved Staff Comments
None.
Item 3.

Legal Proceedings
We are a defendant

in a number of legal and administrative

proceedings arising in the ordinary course

of business,
including those involving governmental

authorities under federal, state

and local laws regulating the discharge

of
materials into the environment.

While it is not possible to accurately predict

the final outcome of these pending
proceedings, if any one or more of such proceedings

were to be decided adversely to

ConocoPhillips, we expect
there would be no material effect

on our consolidated financial position.

See
Note 11

for a description of such
legal and administrative

proceedings.
Item 4.

Mine Safety Disclosures

Not applicable.
Information about our Executive

Officers
Name Position Held Age*
William L. Bullock, Jr.
Executive Vice President and Chief

Financial Officer
57
Kontessa S. Haynes-Welsh Chief Accounting Officer 47
Ryan M. Lance
Chairman of the Board of Directors

and Chief Executive Officer
59
Timothy A. Leach
Executive Vice President, Lower

48
62
Andrew D. Lundquist Senior Vice President, Government Affairs 61
Dominic E. Macklon
Executive Vice President, Strategy,

Sustainability and Technology
52
Nicholas G. Olds
Executive Vice President, Global

Operations
52
Kelly B. Rose
Senior Vice President, Legal, General

Counsel
55
Heather G. Sirdashney
Vice President, Human Resources

and Real Estate and Facilities

Services
49

*On February 17, 2022.
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
annual meeting is May 10, 2022.

Set forth below is information

about the executive officers.
William L. Bullock, Jr.

was appointed Executive

Vice President and Chief Financial Officer as

of September 2020,
having previously served as President,

Asia Pacific & Middle East since April 2015.

Prior to that, he was Vice
President, Corporate Planning

& Development since May 2012.

ConocoPhillips

2021 10-K
Kontessa S. Haynes-Welsh

was appointed Chief Accounting

Officer in March 2021, having previously

served as
Assistant Controller since

January 2020.

Prior to that, she was Manager,

Strategy,

Planning and Portfolio
Management from June 2018 to December 2019.

She became Manager,

Finance & Performance Analysis in
September 2016 and served in that role until

May 2018.

Ms. Haynes-Welsh previously

held the position of
Director,

Lower 48 Strategy & Portfolio

Management from February 2016 to

September 2016.

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

Affairs in February 2013.

Prior to that, he
served as managing partner of BlueWater

Strategies LLC, since 2002.

Dominic E. Macklon

was appointed Executive Vice President,

Strategy,

Sustainability and Tec

hnology in September
2021, having previously served as Senior Vice President,

Strategy,

Exploration and Technology

since August 2020.

Prior to that, he served as President, Lower

48 from June 2018 to August 2020, Vice President,

Corporate Planning
& Development from January 2017 to June 2018, and

President, U.K. from September

2015 to January 2017.

Mr.
Macklon previously served as Senior Vice President,

Oil Sands in Canada from July 2012 to September 2015.

Nicholas G. Olds

was appointed Executive

Vice President, Global Operations as

of August 2021,
having previously served as Senior Vice President,

Global Operations since August

2020.

Prior to that, he served as
Vice President, Corporate Planning

& Development from June 2018 to August

2020, Vice President, Mid-Continent
Business Unit, Lower 48 from September 2016 to

June 2018, and Vice President, North Slope Operations

and
Development in Alaska from August

2012 to September 2016.

Kelly B. Rose
was appointed Senior Vice President,

Legal, General Counsel in September

2018.

Prior to that, she
was a senior partner in the Houston office of an international law firm, Baker Botts L.L.P.,

where she counseled
clients on corporate and securities matters.

She began her career at the firm in 1991.

Heather G. Sirdashney
was appointed Vice President, Human

Resources and Real Estate

and Facilities Services in
March 2021, having previously

served as Vice President, Human Resources from

January 2019.

Prior to that, she
served in other leadership roles including Human

Resources General Manager,

Human Resources Business Partner
Manager,

Lower 48, and Director of Human Resources

Shared Services.

ConocoPhillips

2021 10-K

32
Part II
Item 5.

Market for Registrant's

Common Equity, Related

Stockholder

Matters and Issuer Purchases of Equity Securities
ConocoPhillips’ common stock is traded

on the New York Stock

Exchange, under the symbol “COP.”

Cash Dividends Per Share Dividends
2021 2020
First $ 0.430 0.420
Second 0.430 0.420
Third 0.430 0.420
Fourth 0.460 0.430
Number of Stockholders of Record

at January 31, 2022*
38,099
*In determining the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency

listing.
In December 2021, we announced the addition of a VROC tier to our return of capital program.

The declaration of
ordinary and VROC dividends are subject to

the discretion and approval of our Board

of Directors.

The Board has
adopted a dividend declaration policy

providing that the declaration of any

dividends will be determined quarterly.

For more information on factors

considered when determining the level of these

distributions
see “Item 1A—Risk
Factors – Our ability to execute our capital return program is subject to certain considerations.”
Issuer Purchases of Equity Securities
Millions of Dollars
Approximate Dollar
Shares Purchased Value of Shares
Average as Part of Publicly

that May Yet

Be
Total

Number of
Price Paid

Announced Plans
Purchased Under the
Period

Shares Purchased
* Per Share

or Programs
Plans or Programs
October 1-31, 2021 6,100,833 $ 73.36 6,100,833 $ 11,811
November 1-30, 2021
6,367,204 73.42 6,367,204 11,344
December 1-31, 2021
6,751,987 71.65 6,751,987 10,860
19,220,024 $ 19,220,024
* There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.
In late 2016, we initiated our current

share repurchase program,

which has a current total program

authorization
of $25 billion of our common stock.

As of December 31, 2021, we had repurchased $14.1 billion

of shares.

Repurchases are made at management’s

discretion, at prevailing

prices, subject to market conditions

and other
factors.

Except as limited by applicable legal

requirements, repurchases

may be increased, decreased or
discontinued at any time without prior notice.

Shares of stock repurchased under

the plan are held as treasury
shares.

For more information
see “Item 1A—Risk Factors – Our ability to execute our capital return program is subject to certain considerations.”

ConocoPhillips

2021 10-K
Stock Performance Graph
The following graph shows the cumulative

TSR for ConocoPhillips’ common stock

in each of the five years from
December 31, 2016 to December 31, 2021.

The graph also compares the cumulative

total returns for the

same
five-year period with the S&P 500 Index and our

performance peer group consisting

of Chevron, ExxonMobil,
Apache, Marathon Oil Corporation,

Devon, Occidental, Hess, and EOG weighted

according to the respective peer’s
stock market capitalization

at the beginning of each annual period.

The comparison assumes $100 was invested

on December 31, 2016, in ConocoPhillips stock, the S&P 500 Index and ConocoPhillips’ peer group and assumes that

all dividends were reinvested.

The cumulative total returns

of
the peer group companies' common stock

do not include the cumulative total return

of ConocoPhillips’ common
stock.

The stock price performance included in this graph

is not necessarily indicative of future stock

price
performance.

Management’s Discussion and Analysis

ConocoPhillips

2021 10-K

34
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
69.
The terms “earnings” and “loss” as used in Management’s

Discussion and Analysis refer to net income (loss)
attributable to ConocoPhillips.
Business Environment and Executive Overview
ConocoPhillips is one of the world’s

leading E&P companies based on both production and reserves

with
operations and activities in 14 countries.

Our diverse, low cost of supply portfolio

includes resource-rich
unconventional plays

in North America; conventional assets in North

America, Europe and Asia; LNG
developments; oil sands assets in Canada; and an

inventory of global conventional

and unconventional exploration
prospects.

Headquartered in Houston, Texas,

at December 31, 2021, we employed approximately

9,900 people
worldwide and had total

assets of $91 billion.
Completed Acquisitions
On January 15, 2021, we completed our acquisition

of Concho Resources Inc. (Concho), an independent

oil and gas
exploration and production

company with operations across

New Mexico and West Texas

in an all-stock
transaction for $13.1 billion.

See Note 3
.
In December 2021, we completed our acquisition

of Shell Enterprises LLC’s (Shell) assets in the

Delaware Basin in
an all-cash transaction for $8.7 billion after

customary adjustments.

Assets acquired include approximately
225,000 net acres of producing properties

located entirely in Texas.

See Note 3
.

See Item 1A “Risk Factors” for
further discussion of the risks related to integration of the assets acquired.

Overview

After an unprecedented 2020, the energy

landscape improved throughout

2021 with prices reaching pre-pandemic
levels in the second half of the year;

however,

we expect prices will continue to be cyclical

and volatile.

Our view is
that a successful business strategy

in the E&P industry must be resilient in lower price

environments while also
retaining upside during periods of higher prices.

As such,

we are unhedged, remain highly disciplined

in our
investment decisions and continually

monitor market fundamentals,

including OPEC Plus updates regarding

supply
guidance and inventory levels.

Although global oil demand improved through

2021, the global economic recovery
remains uncertain and subject to various

risk factors, including actions taken

to stem the proliferation

of COVID-
19.

Management’s Discussion and Analysis

ConocoPhillips

2021 10-K
As the macro energy environment

continues to evolve, we

are embracing what we believe

sector leadership
requires through what we call

our triple mandate.

We believe that ConocoPhillips

will play an essential role in
meeting energy transition pathway

demand delivering superior and consistent

returns on and of capital through
the price cycles,

and achieving our net zero ambition

on operational emissions,

while retaining the flexibility to
successfully adapt as the future unfolds.
Our triple mandate is supported by financial principles

and capital allocation priorities that

should allow us to
deliver superior returns through the cycles.

Our financial principles consist of maintaining

balance sheet strength,
providing peer-leading distributions,

making disciplined investments, and delivering

ESG excellence, all of which
are in service to delivering competitive financial returns.

Our 2021 acquisitions of Concho and the Shell Permian
assets further reinforce our differential

value proposition.

In 2021, we successfully delivered on our priorities.

Total

company production was

1,567 MBOED yielding cash
provided by operating activities

of $17 billion.

We invested

$5.3 billion into the business in the form of capital
expenditures and provided returns

of capital to shareholders of approximately

$6 billion through our ordinary
dividend and share repurchases.

For 2021, our ordinary dividend returned $2.4 billion

which included an increase
from 43 cents per share to 46 cents

per share,

effective in December.

Share repurchases resumed

in February and
amounted to $3.6 billion inclusive of our paced

monetization program related

to the Cenovus Energy (CVE)
common shares owned.

See Note 5
.

We also demonstrated

our commitment to preserving our top-tier balance
sheet with an announcement to reduce the company’s

gross debt by $5 billion over five years

through a
combination of natural and accelerated

maturities.

As part of our ongoing portfolio high-grading

and optimization efforts,

in December 2021, we announced two
transactions in our Asia Pacific segment enhancing

our diverse portfolio.

This included notifying Origin Energy of
our intent to exercise

our preemption right to purchase

an additional 10 percent shareholding interest

in APLNG
for $1.645 billion, before customary

adjustments,

and the sale of our interests in Indonesia for

approximately $1.4
billion before customary adjustments.

In addition to those transactions, in January 2022, we entered into a
divestiture agreement to sell our

interest in noncore assets within

our Lower 48 segment for $440 million.

These
transactions are expected to

close in the first half of 2022.

For more information on APLNG,
see Note 4

and for
more information on pending dispositions,
see Note 3
.
We announced an increase in our

disposition target to $4 to $5 billion in proceeds

by year-end 2023, with
approximately $2 billion sourced

from the Permian Basin.

As of year-end 2021, we have generated

$0.3 billion in
disposition proceeds.

The proceeds from these transactions will be used

in accordance with the company’s
priorities, including returns of capital to

shareholders and reduction of gross

debt.

In December 2021, we announced the initiation of a three-tier return of capital framework.

This framework is
structured to continue delivering

a compelling, growing ordinary dividend and through

-cycle share repurchases.

It
includes the addition of a VROC tier.

The VROC tier will provide a flexible tool for

meeting our commitment of
returning greater than 30 percent

of cash from operating activities

during periods where commodity prices are
meaningfully higher than our planning price range.

We have set our expected

2022 total return of capital

from all
three tiers at approximately

$8 billion.

For more information on our three-tier return of capital framework, see
Capital Resources and Liquidity
.

Management’s Discussion and Analysis

ConocoPhillips

2021 10-K

36
In 2021, we reaffirmed and improved

upon our commitment to ESG leadership

and excellence and the specific
targets we set in October 2020

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
the 65 percent reduction we have

made since 2015;
●
Adding continuous methane detection devices to

our operations, with an initial focus

on the larger Lower
48 facilities;
●
Dedicated low carbon technology

organization responsible

for identifying and prioritizing global emissions
reduction initiatives and opportunities associated

with the energy transition,

CCUS and hydrogen; and
●
ESG performance factoring into

executive and employee compensation

programs.
To support

this commitment, in December 2021, we announced that

approximately $0.2 billion of our 2022
company-wide capital expenditures

would be dedicated to energy transition

efforts

across the company’s

global
operations aimed at accelerating

the reduction of the company’s

scope 1 and 2 emissions and to pursue business
opportunities that address end-use emissions and

early-stage low-carbon

technology opportunities that leverage
the company’s adjacencies.
Operationally,

we remain focused on safely

executing the business.

Production increased 440 MBOED or 39
percent in 2021, compared to 2020.

Production excluding Libya

for 2021 was 1,527 MBOED.

After adjusting for
closed acquisitions and dispositions, impacts from 2020 curtailments,

2021 Winter Storm Uri and the conversion

of
Concho two-stream contracted

volumes to a three-stream basis,

production increased

by 28 MBOED or 2 percent.

This increase was primarily due to new production

from the Lower 48 and other development

programs across the
portfolio,

partially offset by normal field decline.

Production from Libya averaged

40 MBOED in 2021.

Management’s Discussion and Analysis

ConocoPhillips

2021 10-K
Key Operating and Financial

Summary
Significant items during 2021 and recent

announcements included the following:
●
Announced an increase to expected 2022 return

of capital to shareholders

to a total of $8 billion, with the
incremental $1 billion to be distributed

through share repurchases and

VROC tiers;

●
Acquired and integrated

Concho, capturing over $1 billion

of synergies and savings ahead of schedule;
acquired Shell’s Permian

assets on December 1, 2021;

●
Exercised preemption right

to purchase an additional 10 percent

shareholding interest in APLNG,
expected to close in the first quarter

of 2022;

●
Generated $0.3 billion in disposition proceeds

from noncore sales and entered

into agreements

to sell an
additional $1.8 billion in assets, subject to customary

closing adjustments;

●
Delivered strong operational

performance across the company’s

asset base, resulting in full-year
production of 1,527 MBOED, excluding

Libya;
●
Achieved first production from

GMT2, Malikai Phase 2, SNP Phase 2; completed

Tor II project

and started
production from a third Montney

multi-well pad;
●
Net cash provided by operating

activities was $17 billion, exceeding capital

expenditures and investments
of $5.3 billion;
●
Distributed $6.0 billion to shareholders

through $2.4 billion in dividends and $3.6 billion of share
repurchases, representing

over 30 percent return of cash

provided by operating activities

to shareholders;
●
Ended the year with cash and cash equivalents

of $5.0 billion and short-term investments

of $0.4 billion,
totaling over $5.4 billion in ending cash

and cash equivalents and short-term investments

;
●
Initiated a paced monetization of the company’s

CVE investment, generating $1.1

billion in proceeds
through the sale of 117 million shares, with the funds applied to share repurchases; 91 million CVE shares
remained outstanding at year

-end 2021; and
●
Advanced the company’s

net-zero ambition by

announcing an increase in scope 1 and 2 GHG emissions-
intensity reduction targets

to 40 to 50 percent from a 2016 baseline on

a net equity and gross operated
basis by 2030, from the previous target

of 35 to 45 percent on only a gross operated

basis.
Business Environment
Brent crude oil prices averaged

$71 per barrel in 2021, compared with $42 per barrel in

2020.

The energy industry
has periodically experienced this type of volatility

due to fluctuating supply-and-demand conditions

and such
volatility may persist

in the future.

Commodity prices are the most significant factor

impacting our profitability
and related reinvestment

of operating cash flows into

our business.

Our strategy is to create

value through price
cycles by delivering on the financial principles that

underpin our value proposition; balance sheet strength,

peer
leading distributions, disciplined investments

and ESG excellence, all of which support

strong financial returns.
●
Balance sheet strength.

A strong balance sheet is a strategic

asset that provides flexibility through

price
cycles.

We strive to maintain

our ‘A’

-rating, and we have committed

to reducing gross debt by $5 billion
over the next five years.

This will reduce interest expense

and provide resilience in periods of volatility.

We ended the year with over

$5 billion in cash, maintaining balance sheet strength

even after completing
the all-cash acquisition of Shell’s

Permian assets.
● Peer leading distributions.

We believe in delivering value

to our shareholders via our three-tiered

return
of capital framework,

which consists of a growing, sustainable

dividend, share repurchases, and

beginning
in 2022, the addition of VROC.

In 2021, we paid dividends on our common stock of approximately

$2.4
billion and repurchased $3.6 billion of our common stock

partially sourced from our paced monetization
program related to the

CVE common shares owned.

Our combined dividends

and repurchases
represented over 30 percent

of our net cash provided by operating

activities.

Our first VROC of $0.20
cents per share was paid on January 14, 2022, to

shareholders of record as of January

3, 2022.

Our VROC
will be made at the Board of Director’s

discretion, subject to market conditions

and other factors.

See
Note 5
.

See “Item 1A—Risk Factors Our ability to execute our capital return program is subject to certain considerations.”

Management’s Discussion and Analysis

ConocoPhillips

2021 10-K

38
● Disciplined investments.

Our goal is to achieve strong

free cash flow by exercising capital

discipline,
controlling our costs, and safely

and reliably delivering production.

We expect to make capital
investments sufficient to

sustain production throughout

the price cycles.

Free cash flow provides funds
that are available to return

to shareholders,

strengthen the balance sheet or reinvest

back into the
business for future cash flow expansion

.
o
Exercise capital discipline.

We participate in a commodity

price-driven and capital-intensive
industry, with varying

lead times from when an investment

decision is made to when an asset is
operational and generates

cash flow.

As a result, we must invest

significant capital dollars to
develop newly discovered fields,

maintain existing fields, and construct

pipelines and LNG
facilities.

We allocate capital

across a geographically diverse,

low cost of supply resource base,
which combined with legacy assets results

in low overall production decline.

Cost of supply is the
WTI equivalent price that generates

a 10 percent after-tax return

on a point-forward and fully
burdened basis.

Fully burdened includes capital infrastructure,

foreign exchange,

cost of carbon,
price-related inflation and G&A.

In setting our capital plans, we exercise

a rigorous approach
that evaluates projects

using these cost of supply criteria, which we believe will

lead to value
maximization and cash flow expansion

using an optimized investment pace,

not production
growth for growth’s

sake.

Our cash allocation priorities call for

the investment of sufficient
capital to sustain production

and provide returns of capital

to shareholders.

o
Control our costs.

Controlling operating and overhead

costs, without compromising safety

or
environmental stewardship,

is a high priority.

Using various methodologies, we monitor these
costs monthly,

on an absolute-dollar basis and a per-unit basis

and report to management.

Managing operating and overhead costs

is critical to maintaining a competitive position

in our
industry, particularly

in a low commodity price environment.

The ability to control our operating
and overhead costs positively impacts

our ability to deliver strong cash

from operations.

o
Optimize our portfolio.

In 2021, we completed the acquisition of Concho and

Shell’s Permian
assets, significantly increasing our unconventional

portfolio with many additional years

of low
cost of supply inventory.

The addition of this highly complementary acreage in the Midland

and
Delaware basins created

a sizeable Permian presence to augment

our leading unconventional
positions in the Eagle Ford and Bakken

in the Lower 48.

In our Asia Pacific segment, we notified
Origin Energy of our intent to exercise

our preemption right to purchase

an additional 10 percent
shareholding interest in

APLNG and announced the sale of our interests in

Indonesia.

See Note 3
.

We continue to evaluate

our assets to determine whether they

compete for capital within

our
portfolio and optimize as necessary,

directing capital towards

the most competitive investments
and disposing of assets that don’t compete.

As such, in conjunction with our Shell Permian
acquisition announcement, we communicated

an increase in our planned disposition target

to $4
to $5 billion in proceeds by year-end

2023 as part of our ongoing portfolio high-grading

and
optimization efforts.

o
Add to our proved reserve base.

We primarily add to our proved

reserve base in three ways:
◾
Acquire interest in existing

or new fields.
◾
Apply new technologies and processes to

improve recovery from existing

fields.
◾
Successfully explore, develop and exploit

new and existing fields.

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

Management’s Discussion and Analysis

ConocoPhillips

2021 10-K
Reserve replacement represents

the net change in proved reserves, net

of production, divided by
our current year production, as

shown in our supplemental reserve table disclosures.

Our
reserve replacement was 377 percent

in 2021, reflecting a net increase from purchases

and sales
as well as higher prices.

Our organic reserve replacement,

which excluded a net increase of
1,115 MMBOE from sales and purchases, was

189 percent in 2021.

In the three years ended December 31, 2021, our reserve

replacement was 155 percent.

Our
organic reserve replacement

during the three years ended December 31, 2021, which

excluded a
net increase of 1,022 MMBOE related

to sales and purchases, was 88 percent.
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

As such, the timing and level at which we add to
our reserve base may,

or may not, allow us to fully replace our

production over subsequent
years.

● ESG Leadership.

Safety and environmental

stewardship, including the operati

onal integrity of our assets,
remain our highest priorities.

We are committed to

protecting the health and safety

of everyone who has
a role in our operations and the communities

in which we operate.

We strive to conduct

our business
with respect and care for the local

and global environment and systematically

manage risk to drive
sustainable business operations.

In September 2021, we reaffirmed and improved

upon our commitment
to ESG leadership and excellence

and the specific targets that we set in

October 2020 when we became
the first U.S. based oil and gas

company to adopt a Paris-aligned

climate-risk strategy.

Our
comprehensive energy transition

strategy is designed to sustainably

meet global energy demand while
delivering competitive returns on and

of capital through the energy transition.

Our strategy also
recognizes the importance of

reducing society’s end-use emissions

to meet global climate goals.

As an
E&P company,

active only in the upstream side of the business, we do not

produce end-use products
directly for consumers.

We believe that if everyone

addressed their scope 1 and 2 emissions, scope

3
would also be addressed.

This is why we have consistently

taken a prominent role

in advocating that
scope 3 emissions be addressed through a well-designed

economywide price on carbon. In addition, we
are making early-stage investments

in transition opportunities with the potential

to generate competitive
returns that will help address end-use emissions,

including CCUS and Hydrogen.

We are also engaging
with our supply chain on their emissions targets.

Other significant factors that

can affect our profitability

include:
●
Energy commodity prices.

Our earnings and operating cash flows generally

correlate with crude oil and
natural gas commodity prices.

Commodity price levels are subject to factors

external to the company and
over which we have no control,

including but not limited to global economic health, supply

disruptions or
fears thereof caused by civil unrest

or military conflicts, actions taken

by OPEC Plus and other producing
countries, environmental

laws, tax regulations,

governmental policies, global pandemics and

weather-
related disruptions.

The following graph depicts the average

benchmark prices for WTI crude oil, Brent
crude oil and U.S. Henry Hub natural gas

over the past three years:

Management’s Discussion and Analysis

ConocoPhillips

2021 10-K

40
Brent crude oil prices averaged

$70.73 per barrel in 2021, an increase of 70 percent compared with
$41.68 per barrel in 2020.

Similarly, WTI crude oil prices

increased 72 percent from $39.37

per barrel in
2020 to $67.92 per barrel in 2021.

Following COVID-19 economic shutdowns

in early 2020, global oil
demand increased steadily through

the year alongside the global economic recovery.

OPEC

Plus supply
restraint, capital

discipline by U.S. E&P’s and various

unplanned supply disruptions in producing countries
moderated supply growth,

reducing excess global inventories

and putting upward pressure

on global oil
prices.

Henry Hub natural gas prices increased

85 percent from an average

of $2.08 per MMBTU in 2020 to $3.85
per MMBTU in 2021.

Extreme weather events in many

parts of the world and several global LNG
liquefaction outages depleted

global natural gas inventories

in early 2021, generating strong

demand for
U.S. LNG exports and supporting robust

domestic demand.

Our realized bitumen price increased 368 percent

from an average of $8.02

per barrel in 2020 to $37.52
per barrel in 2021.

The increase was largely driven

by strength in WTI, reflective

of increasing global
demand and OPEC discipline.

The WCS differential to WTI at

Hardisty remained fairly flat as

record high
production offsets incremental

pipeline capacity.

We continue to optimize

bitumen price realizations
through improvements in alternate

blend capability which results in lower diluent

costs and access to the
U.S. Gulf Coast market through

rail and pipeline contracts.

Our worldwide annual average

realized price increased 70 percent

from $32.15
per BOE in 2020 to $54.63
per BOE in 2021 primarily due to higher realized oil,

natural gas and bitumen prices.

North America’s energy

supply landscape has been transformed

from one of resource scarcity

to one of
abundance.

In recent years, the use of hydraulic

fracturing and horizontal

drilling in unconventional
formations has led to increased

industry actual and forecasted

crude oil and natural gas production

in the
U.S.

Although providing significant short

-

and long-term growth opportunities for

our company,

the
increased abundance of crude oil and natural

gas due to development of unconventional

plays could also
have adverse financial implications

to us, including: an extended period of low commodity

prices;
production curtailments; and delay

of plans to develop areas such as unconventional

fields.

Should one
or more of these events occur,

our revenues would be reduced, and

additional asset impairments might
be possible.

Management’s Discussion and Analysis

ConocoPhillips

2021 10-K
● Impairments
.

We participate in a capital

-intensive industry.

At times, our PP&E and investments

become
impaired when, for example,

commodity prices decline significantly for long periods

of time, our reserve
estimates are revised downward,

a decision to dispose of an asset leads to a write-down

to its fair value,
or the current fair value of an investment

is less than its carrying amount and the loss in value is deemed other than temporary.

As we optimize our assets in the future, it is reasonably

possible we may incur
future losses upon sale or impairment charges to

long-lived assets used in operations,

investments in
nonconsolidated entities accounted

for under the equity method, and unproved

properties.

For more
information on our impairments,

see
Note 6

and
Note 7
.
●
Effective tax rate
.

Our operations are in countries

with different tax rates

and fiscal structures.

Accordingly,

even in a stable commodity price and fiscal/regulatory

environment, our overall

effective tax
rate can vary significantly

between periods based on the “mix” of before-tax

earnings within our global
operations.

●
Fiscal and regulatory environment
.

Our operations can be affected

by changing economic, regulatory
and political

environments in the various countries

in which we operate, including civil unrest

or strained
relationships with governments

that may impact our operations or

investments.

These changing
environments could negatively

impact our results of operations, and further changes

to increase
government fiscal take

could have a negative

impact on future operations.

Our management carefully
considers the fiscal and regulatory

environment when evaluating

projects or determining the levels and
locations of our activity.
Outlook
Production and Capital
2022 operating plan capital budget

is $7.2 billion.

The plan includes funding for ongoing development

drilling
programs, major projects, exploration

and appraisal activities, base maintenance and

$0.2 billion for projects to
reduce the company’s

scope 1 and 2 emissions intensity and investme

nts in several early-stage

low-carbon
opportunities that address end-use emissions.

Production guidance is 1.8 MMBOED in 2022 including Libya

but excluding the impacts from the pending

Indonesia
disposition and acquisition of additional APLNG shareholding interest.

First quarter 2022 production

is expected to
be 1.75 MMBOED to 1.79 MMBOED.
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

Results of Operations

ConocoPhillips

2021 10-K

42
Results of Operations
This section of the Form 10-K discusses year-to-year comparisons between 2021 and 2020.

For discussion of year-
to-year comparisons between 2020 and 2019, see "Management's

Discussion and Analysis of Financial Condition
and Results of Operations" in Part II, Item

7 of our 2020 10-K.
Consolidated Results
A summary of the company’s net

income (loss) attributable to ConocoPhillips

by business segment follows:
Millions of Dollars
Years Ended

December 31
2021 2020 2019
Alaska $ 1,386 (719) 1,520
Lower 48 4,932 (1,122) 436
Canada 458 (326) 279
Europe, Middle East and North Africa 1,167 448 3,170
Asia Pacific 453 962 1,483
Other International (107) (64) 263
Corporate and Other (210) (1,880) 38
Net income (loss) attributable to

ConocoPhillips
$ 8,079 (2,701) 7,189
Net Income (loss) attributable to

ConocoPhillips increased $10.8 billion in 2021.

2021 earnings were positively
impacted by:
● Higher realized commodity prices.
●
Higher sales volumes primarily due to our Concho acquisition and absence of production curtailments.

See Note 3
.

●
A gain of $1,040 million after-tax on our

Cenovus Energy (CVE) common shares in 2021, as

compared to a
$855 million after-tax loss on those shares

in 2020.
●
Lower exploration expenses

due to:
o
Absence of a 2020 impairment for $648 million after

-tax for the entire carrying value

of
capitalized undeveloped leasehold

costs related to our Alaska

North Slope Gas asset.
o
Lower dry hole expenses.
o
Absence of early cancellation of our 2020 winter exploration program in Alaska.
o
Absence of unproved property

impairment and dry hole expenses in 2020 for the Kamunsu

East
Field in Malaysia, which is no longer in our development

plans.

●
Higher equity in earnings of affiliates, primarily due to

higher LNG sales prices.
●
Contingent payments related

to prior dispositions in our Canada and Lower 48 segments.
●
An after-tax gain of $194 million recognized

for a FID bonus associated with our Australia

-West divestiture
in 2020.

See Note 3
.
●
Lower impairments, primarily due to the absence

of impairments recognized in 2020 for

noncore assets in
our Lower 48 segment partially offset

by an impairment in our APLNG investment

included within our Asia
Pacific segment.

See Note 7
.

These increases in net income (loss) were partly

offset by:
●
Higher production and operating expenses

and taxes other than income taxes,

primarily due to higher
sales volumes.
●
Higher DD&A expenses caused by higher production

volumes, partially offset by lower rates

driven from
positive reserve revisions due to higher

commodity prices in 2021.
●
Absence of a $597 million after-tax gain

on our Australia-West

divestiture completed in May

2020.
●
Restructuring and transaction expenses

of $341 million after-tax associated

with the Concho and Shell
acquisitions in addition to mark-to-market

impacts on certain key employee

compensation programs.

Results of Operations

ConocoPhillips

2021 10-K
●
Realized losses on hedges of $233 million after

-tax related to derivative

positions assumed through our
Concho acquisition.

These derivative positions were settled

entirely within the first quarter of 2021.

See
Note 12
.

Income Statement Analysis
Unless otherwise indicated, all results in Income Statement

Analysis are before-tax.
Sales and other operating revenues

increased 144 percent in 2021, mainly due to higher

realized commodity prices
and higher sales volumes.

Equity in earnings of affiliates increased

$400 million in 2021, primarily due to higher earnings driven by higher
LNG and crude prices, partially offset by a higher

effective tax rate

related to equity method investments

in our
Europe, Middle East and North Africa segment

.
Gain on dispositions decreased $63 million in 2021, primarily due to the absence of a $587 million gain related

to
our 2020 Australia-West

divestiture and a $179 million loss associated

with the sale of noncore assets in our Other
International segment.

The decreases were partially offset

by $200 million related to a FID bonus

associated with
our Australia-West

divestiture,

gains recognized for contingent

payments associated with previous

dispositions in
our Canada and Lower 48 segments and gains

on sales of certain noncore assets in our Lower 48 segment.
Other income (loss) increased $1.7 billion in 2021, primarily due to a gain of $1,040 million on our CVE common
shares in 2021, as compared to a $855 million loss on

those shares in 2020.

See Note 5
.
Purchased commodities increased 125 percent

in 2021, primarily in line with higher gas and crude prices

and
volumes.

Production and operating expenses

increased $1,350 million in 2021, primarily in line with higher production volumes.
Selling, general and administrative

expenses increased $289 million in 2021, primarily due to

transaction and
restructuring expenses associated

with our Concho acquisition and higher compensation and benefits costs,
including mark-to-market impacts of certain

key employee compensation

programs.
Exploration expenses decreased

$1,113 million in 2021, primarily due to the absence of 2020 expenses including
an $828 million impairment for the entire

carrying value of capitalized

undeveloped leasehold costs related

to our
Alaska North Slope Gas asset, the early cancellation of our

2020 winter exploration

program in Alaska, and

absence
of unproved property impairment and

dry hole expenses from 2020 for the Kamunsu

East Field in Malaysia.

2021
also saw lower dry hole expenses in Alaska.

Impairments decreased $139 million in 2021, primarily due

to the absence of impairments recognized

in 2020 for
noncore assets in our Lower 48 segment partially

offset by an impairment in our APLNG investment

included
within our Asia Pacific segment in 2021.

For additional information,
see Note 7

and
Note 13
.

Taxes

other than income taxes increased

$880 million in 2021, caused primarily by higher commodity prices and higher Lower 48 sales volumes.
Foreign currency transaction

(gains) losses decreased $50 million in 2021 due to the

absence of derivative gains
and other remeasurements.
See
Note 17—Income Taxes

for information regardin

g

our income tax provision

and effective tax rate.

Results of Operations

ConocoPhillips

2021 10-K

44
Summary Operating Statistics
2021 2020 2019
Average Net Production
Crude oil (MBD)
Consolidated Operations 816 555 692
Equity affiliates 13 13 13
Total

crude oil
829 568 705
Natural gas liquids (MBD)
Consolidated Operations 134 97 107
Equity affiliates 8 8 8
Total

natural gas liquids
142 105 115
Bitumen (MBD) 69 55 60
Natural gas (MMCFD)
Consolidated Operations 2,109 1,339 1,753
Equity affiliates 1,053 1,055 1,052
Total

natural gas
3,162 2,394 2,805
Total Production

(MBOED)
1,567 1,127 1,348
Dollars Per Unit
Average Sales Prices

Crude oil (per bbl)
Consolidated Operations $ 67.61 39.56 60.98
Equity affiliates 69.45 39.02 61.32
Total

crude oil
67.64 39.54 60.99
Natural gas liquids (per bbl)
Consolidated Operations 31.04 12.90 18.73
Equity affiliates 54.16 32.69 36.70
Total

natural gas liquids
32.45 14.61 20.09
Bitumen (per bbl) 37.52 8.02 31.72
Natural gas (per mcf)
Consolidated Operations 6.00 3.17 4.25
Equity affiliates 5.31 3.71 6.29
Total

natural gas
5.77 3.41 5.03
Millions of Dollars
Worldwide Exploration

Expenses
General and administrative;

geological and geophysical,
lease rental, and other $ 300 374 322
Leasehold impairment 10 868 221
Dry holes 34 215 200
Total

Exploration Expenses
$ 344 1,457 743

Results of Operations

ConocoPhillips

2021 10-K
We explore for,

produce, transport and market

crude oil, bitumen, natural gas,

LNG and NGLs on a worldwide
basis.

At December 31, 2021, our operations

were producing in the U.S., Norway,

Canada, Australia, Indonesia,
China, Malaysia, Qatar and Libya.
Total production,

including Libya, of 1,567 MBOED increased 440 MBOED or 39 percent in 2021 compared with
2020, primarily due to:
●
Higher volumes in Lower 48 due to our Concho acquisition

.
●
New wells online in Lower 48, Canada, Norway,

Malaysia and Alaska.
●
Absence of production curtailments,

primarily in our North American assets.

●
Higher production in Libya due to the absence of a

forced shutdown of the Es Sider export

terminal and
other eastern export terminals.

●
Improved well performance in

Norway,

Canada, Alaska and China.
The increase in production during 2021 was partly

offset by:
●
Normal field decline.
●
Absence of production from Australia

-West due to our second quarter

2020 disposition.

Production excluding Libya

for 2021 was 1,527 MBOED.

After adjusting for closed acquisitions

and dispositions,
impacts from 2020 curtailments, 2021 Winter

Storm Uri and the conversion

of Concho two-stream contracted
volumes to a three-stream basis,

production increased by 28 MBOED or 2 percent.

This increase was primarily due
to new production from the Lower 48 and other

development programs across

the portfolio,

partially offset by
normal field decline. Production from Libya

averaged 40 MBOED in 2021.

Results of Operations

ConocoPhillips

2021 10-K

46
Alaska
2021 2020 2019
Net Income (Loss) Attributable

to ConocoPhillips
($MM) $ 1,386 (719) 1,520
Average Net Production
Crude oil (MBD) 178 181 202
Natural gas liquids (MBD) 16 16 15
Natural gas (MMCFD) 16 10 7
Total Production

(MBOED)
197 198 218
Average Sales Prices

Crude oil ($ per bbl) $ 69.87 42.12 64.12
Natural gas ($ per mcf) 2.81 2.91 3.19
The Alaska segment primarily explores for,

produces, transports and markets

crude oil, NGLs and natural gas.

In
2021, Alaska contributed 19 percent

of our consolidated liquids production

and less than 1 percent of our
consolidated natural

gas production.
Net Income (Loss) Attributable to ConocoPhillips
Alaska reported earnings of $1,386 million in 2021, compared with a loss of $719 million in 2020.

Earnings were
positively impacted by:
●
Higher realized crude oil prices.
●
Absence of 2020 exploration expenses

,

including a $648 million after-tax impairment

associated with the
carrying value of our Alaska North Slope Gas assets

and the early cancellation of our winter exploration
program.

See Note 6
.
● Lower dry hole expenses.
Earnings were negatively

impacted by:
●
Higher taxes other than income taxes

primarily due to higher realized crude oil prices.

Production
Average production

decreased 1 MBOED in 2021 compared with 2020, primarily

due to:
● Normal field decline.
The production decrease was partly

offset by:
● Absence of curtailments.
●
Improved production at

our Western North Slope assets

as a result of net royalty interest

changes
associated with periodic redetermination.

●
Improved performance in the Greater

Prudhoe Area and Western

North Slope assets.
●
New wells online across the segment.

Results of Operations

ConocoPhillips

2021 10-K
Lower 48
2021 2020 2019
Net Income (Loss) Attributable

to ConocoPhillips
($MM) $ 4,932 (1,122) 436
Average Net Production
Crude oil (MBD) 447 213 266
Natural gas liquids (MBD)* 110 74 81
Natural gas (MMCFD)* 1,340 585 622
Total Production

(MBOED)
780 385 451
Average Sales Prices

Crude oil ($ per bbl)** $ 66.12 35.17 55.30
Natural gas liquids ($ per bbl) 30.63 12.13 16.83
Natural gas ($ per mcf)** 4.38 1.65 2.12
*Includes conversion of previously acquired Concho two-stream contracts to three-stream initiated in the fourth quarter of 2021.
**Average sales prices, including the impact of hedges settling per initial contract terms in the first quarter of 2021 assumed in our

Concho
acquisition were $65.19 per barrel for crude oil and $4.33 per mcf for natural gas for the year ended December 31, 2021.

As of March 31, 2021,
we had settled all oil and gas hedging positions acquired from Concho.

See Note 12
.
The Lower 48 segment consists of operations

located in the contiguous U.S. and

the Gulf of Mexico.

During 2021,
the Lower 48 contributed 55 percent

of our consolidated liquids production

and 64 percent of our consolidated
natural gas production.

Net Income (Loss) Attributable to ConocoPhillips
Lower 48 reported earnings of $4,932 million in 2021, compared with a loss of $1,122 million in 2020.

Earnings
were positively impacted by:
●
Higher realized crude oil, NGL and natural

gas prices.
●
Higher sales volumes due to our Concho acquisition and the absence of production curtailments.
●
Lower impairments, primarily related

to developed properties in our noncore

assets which were written
down to fair value due to lower commodity

prices and development plan changes.

See
Note 7

and
Note
13
.
●
Higher gains on dispositions related to

selling our interests in certain noncore

assets.

See Note 3
.
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

on derivative settlements.

See
Note 3

and
Note 12
.

Production
Total

average production

increased 395 MBOED in 2021 compared with 2020, primarily

due to:
● Higher volumes due to our Concho acquisition.
●
New wells online from our development programs

in Permian, Eagle Ford

and Bakken.
● Absence of curtailments.
These production increases were partly

offset by:
●
Normal field decline.

Results of Operations

ConocoPhillips

2021 10-K

48
Canada
2021* 2020* 2019**
Net Income (Loss) Attributable

to ConocoPhillips
($MM) $ 458 (326) 279
Average Net Production
Crude oil (MBD) 8 6 1
Natural gas liquids (MBD) 4 2 -
Bitumen (MBD) 69 55 60
Natural gas (MMCFD) 80 40 9
Total Production

(MBOED)
94 70 63
Average Sales Prices

Crude oil ($ per bbl) $ 56.38 23.57 40.87
Natural gas liquids ($ per bbl) 31.18 5.41 19.87
Bitumen ($ per bbl) 37.52 8.02 31.72
Natural gas ($ per mcf) 2.54 1.21 0.49

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

British Columbia.

In 2021, Canada contributed 8 percent of our

consolidated liquids
production and 4 percent of our consolidated

natural gas production.
Net Income (Loss) Attributable to ConocoPhillips
Canada operations reported

earnings of $458 million in 2021 compared with a loss of $326 million in 2020.

Earnings were positively impacted

by:
●
Higher realized bitumen prices and crude

oil prices.
●
After-tax gains

on disposition related to contingent

payments of $246 million in 2021 associated

with the
sale of certain assets to CVE in 2017.
●
Higher sales volumes in our Surmont and Montney

assets.
Earnings were negatively impacted

by:
●
Higher production and operating expenses

primarily due to increased Surmont and Montney

production.
Production
Total

average production

increased 24 MBOED in 2021 compared with 2020.

The production increase was
primarily due to:
●
Improved well performance in

Surmont.
●
New wells online in Montney.
●
Production from our Kelt acquisition

completed in the third quarter of 2020.

●
Absence of curtailments.

Results of Operations

ConocoPhillips

2021 10-K
Europe, Middle East and North Africa
2021 2020 2019
Net Income (Loss) Attributable

to ConocoPhillips
($MM) $ 1,167 448 3,170
Consolidated Operations
Average Net Production
Crude oil (MBD) 118 86 138
Natural gas liquids (MBD) 4 4 7
Natural gas (MMCFD) 313 275 478
Total Production

(MBOED)
175 136 224
Average Sales Prices

Crude oil ($ per bbl) $ 68.97 43.30 64.94
Natural gas liquids ($ per bbl) 43.97 23.27 29.37
Natural gas ($ per mcf) 13.27 3.23 4.92
The Europe, Middle East and North Africa

segment consists of operations

principally located in the Norwegian
sector of the North Sea; the Norwegian Sea; Qatar; Libya;

and terminalling operations in the U.K.

In 2021, our
Europe, Middle East and North Africa

operations contributed

12 percent of our consolidated liquids

production
and 14 percent of our consolidated

natural gas production.
Net Income Attributable to ConocoPhillips
The Europe, Middle East and North Africa

segment reported earnings of $1,167 million in 2021 compared with
earnings of $448 million in 2020.

Earnings were positively impacted

by:
●
Higher realized natural

gas, crude oil and NGL prices.

●
Higher LNG sales prices, reflected in equity in earnings

of affiliates.

●
Higher sales volumes of crude oil and LNG.
Earnings were negatively

impacted by:
● Higher taxes.
●
Higher DD&A expenses and production and

operating expenses.

Partly offsetting the increase

in DD&A
expenses were lower rates

from positive reserve revisions.
Consolidated Production
Average consolidated

production increased 39 MBOED in 2021, compared

with 2020.

The consolidated production
increase was primarily due to:
●
Higher production in Libya due to the absence

of a forced shutdown of the Es Sider export

terminal and
other eastern export terminals.

●
Improved well performance in

Norway.
●
New production from Norway

drilling activities, including our Tor

II redevelopment project which
achieved full production in 2021.
These production increases were partly

offset by:
●
Normal field decline.

Results of Operations

ConocoPhillips

2021 10-K

50
Asia Pacific
2021 2020 2019
Net Income (Loss) Attributable

to ConocoPhillips
($MM) $ 453 962 1,483
Consolidated Operations
Average Net Production
Crude oil (MBD) 65 69 85
Natural gas liquids (MBD) - 1 4
Natural gas (MMCFD) 360 429 637
Total Production

(MBOED)
125 141 196
Average Sales Prices

Crude oil ($ per bbl) $ 70.36 42.84 65.02
Natural gas liquids ($ per bbl) - 33.21 37.85
Natural gas ($ per mcf) 6.56 5.39 5.91
The Asia Pacific segment has operations

in China, Indonesia, Malaysia and Australia.

During 2021, Asia Pacific
contributed 6 percent of our consolidated

liquids production and 17 percent of our consolidated

natural gas
production.

Net Income Attributable to ConocoPhillips
Asia Pacific reported earnings of $453 million

in 2021, compared with $962 million in 2020.

The decrease in earnings
was mainly due to:
●
An impairment of $688 million after-tax on

our APLNG investment.

See
Note 4

and
Note 13
.
●
Absence of a $597 million after-tax gain

related to our Australia

-West divestiture.

See Note 3
.
●
Absence of sales volumes associated with Australia

-West.
Earnings were positively impacted

by:
●
Higher crude oil and natural gas

prices.

●
Higher LNG sales prices, reflected in equity in earnings

of affiliates.

●
An after-tax gain of $194 million

recognized for a FID bonus associated

with our Australia-West

divestiture.

For additional information related

to this FID bonus, see
Note 3

and
Note 11
.
Consolidated Production
Average consolidated

production decreased 16 MBOED in 2021, compared

with 2020.

The decrease was primarily
due to:
●
The divestiture of our Australia

-West assets that contributed

18 MBOED in 2020.

●
Normal field decline.
These production decreases were partly

offset by:
●
Development activity at Bohai Bay

in China.
●
First production in Malikai

Phase 2 and SNP Phase 2.
●
The absence of curtailments across the segment

and increased demand in Indonesia from coal supply
restrictions.

Results of Operations

ConocoPhillips

2021 10-K
Other International
2021 2020 2019
Net Income (Loss) Attributable

to ConocoPhillips
($MM) $ (107) (64) 263
The Other International segment includes exploration

and appraisal activities in Colombia as well as contingencies associated with prior operations

in other countries.

As a result of our Concho acquisition, we refocused

our
exploration program

and announced our intent to pursue

managed exits

from certain areas.
Other International operations

reported a loss of $107 million in 2021, compared with a

loss of $64 million in 2020.

Earnings were negatively

impacted by:
●
A $137 million after-tax loss on divestiture

related to our Argentina

exploration interests.

See Note 3
.
●
Absence of a $29 million after-tax benefit to earnings

from the dismissal of arbitration

related to prior
operations in Senegal recognized

in the first quarter of 2020.

Changes to earnings were positively impacted

by:
●
Absence of exploration expenses

associated with dry hole costs and a full impairment of

capitalized
undeveloped leasehold costs in Colombia in the fourth

quarter of 2020.
Corporate and Other
Millions of Dollars
2021 2020 2019
Net Income (Loss) Attributable

to ConocoPhillips
Net interest $ (801) (662) (604)
Corporate general and administrative

expenses
(317) (200) (252)
Technology 25 (26) 123
Other 883 (992) 771
$ (210) (1,880) 38
Net interest consists

of interest and financing expense,

net of interest income and capitalized

interest.

Net
interest expense increased $139

million in 2021 compared with 2020, primarily due to higher

debt balances
assumed due to our Concho acquisition.

See Note 9
.
Corporate G&A expenses include

compensation programs and

staff costs.

These expenses increased by $117
million in 2021 compared with 2020, primarily due to restructuring expenses associated with our Concho
acquisition and mark to market adjustments

associated with certain compensation programs

.

See Note 16
.

Technology includes

our investment in new technologies

or businesses, as well as licensing revenues.

Activities are
focused on both conventional

and tight oil reservoirs, shale gas,

heavy oil, oil sands, enhanced oil recovery as well
as LNG.

Earnings from Technology

increased by $51 million in 2021 compared with 2020,

primarily due to higher
licensing revenues.

The category “Other” includes certain foreign currency

transaction gains and losses,

environmental costs
associated with sites no longer in operation,

other costs not directly associated with an

operating segment,
premiums incurred on the early retirement

of debt,

holding gains or losses on equity securities, and

pension
settlement expense.

Earnings in “Other” increased by $1,875 million in 2021 compared with 2020, primarily due
to a gain of $1,040 million on our CVE common shares

in 2021, compared with a $855 million loss in 2020.

Capital Resources and Liquidity

ConocoPhillips

2021 10-K

52
Capital Resources and Liquidity
Financial Indicators
Millions of Dollars
Except as Indicated
2021 2020 2019
Net cash provided by operating

activities
$ 16,996 4,802 11,104
Cash and cash equivalents 5,028 2,991 5,088
Short-term investments 446 3,609 3,028
Short-term debt 1,200 619 105
Total

debt
19,934 15,369 14,895
Total

equity
45,406 29,849 35,050
Percent of total debt to

capital*
31% 34 30
Percent of floating-rate

debt to total debt
4% 7 5
*Capital includes total debt and total equity.
To meet our

short-

and long-term liquidity requirements,

we look to a variety of funding sources,

including cash
generated from operating

activities, proceeds from asset sales,

our commercial paper and credit facility programs
and our ability to sell securities using our shelf registration statement.

In 2021, the primary uses of our available
cash were $8.7 billion for the acquisition

of Shell Permian;

$5.3 billion to support our ongoing capital expenditures
and investments program;

$3.6 billion to repurchase our common stock;

$2.4 billion to pay dividends;

and $1.2
billion for hedging, transaction and restructuring

costs.

In 2021, cash and cash equivalents increased by

$2.0
billion to $5.0 billion.
At December 31, 2021, we had cash and cash

equivalents of $5.0 billion, short-term investments

of $0.4 billion,
and available borrowing capacity

under our credit facility of $6.0 billion, totaling

approximately $11.5 billion

of
liquidity.

We believe current cash

balances and cash generated by

operations, together with access to

external
sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our
funding requirements in the near- and

long-term, including our capital spending program,

dividend payments and
required debt payments.

Significant Changes in Capital
Operating Activities
In 2021, cash provided by operating

activities was $17 billion, compared with $4.8 billion

for 2020.

The increase is
primarily due to higher realized commodity

prices and higher sales volumes,

mostly resulting from our acquisition
of Concho.

The increase was partly offset by

the $0.8 billion in settlement of oil and gas hedging

positions
acquired from Concho, and approximately

$0.4 billion of transaction and restructuring

costs.
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

Full-year
production averaged

1,567 MBOED in 2021.

Full-year production excluding

Libya averaged 1,527

MBOED.

Adjusting for closed acquisitions and dispositions,

impacts from 2020 curtailments, 2021 Winter Storm

Uri and the
conversion of Concho two-stream

contracted volumes to a

three-stream basis, production

increased 28 MBOED or
2 percent.

First quarter 2022 production

is expected to be 1.75 MMBOED to 1.79 MMBOED.

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

weather-related disruptions;

Capital Resources and Liquidity

ConocoPhillips

2021 10-K
and the addition of proved reserves through

exploratory success and their timely and cost

-effective
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

Reserve replacement
represents the net change in proved

reserves, net of production, divided by our current

year production.

For
information on proved

reserves, including both developed and undeveloped

reserves,
see the reserve table
disclosures contained in “Supplementary Data – Oil and Gas Operations.”
See “Item 1A—Risk Factors – Unless we
successfully develop our resources, the scope of our business will decline, resulting in an adverse impact to our business.”
As discussed in the “Critical Accounting Estimates”

section, engineering estimates of proved

reserves are
imprecise; therefore, reserves

may be revised upward or

downward each year due to the impact of changes

in
commodity prices or as more technical data

becomes available on reservoirs.

It is not possible to reliably predict
how revisions will impact future reserve quantities.
Investing Activities
In 2021, we invested $5.3 billion

in capital expenditures.

Capital expenditures invested

in 2020 and 2019 were
$4.7 billion and $6.6 billion, respectively.

For information about our

capital expenditures and investments,

see the
“Capital Expenditures and Investments”

section.
In December 2021, we completed our acquisition

of Shell’s assets in

the Delaware Basin for cash consideration

of
approximately $8.7 billion after

customary adjustments.

We funded this transaction with cash

on hand.

We
completed our acquisition of Concho on January 15, 2021.

The assets acquired in the transaction included

$382
million of cash.

The net impact of these items is recognized

within “Acquisition

of businesses, net of cash
acquired” on our consolidated sta

tement of cash flows.

See Note 3.
In 2021, we announced a disposition target

of $4 to $5 billion in disposition proceeds by year-end

2023.

Only
proceeds from transactions announced

or initiated in the third quarter of 2021 or later

will be counted toward this
target.

The proceeds from these transactions

will be used in accordance with the company’s

priorities, including
returns of capital to shareholders

and reduction of gross debt.

To date,

we have achieved $0.3 billion from

the
sale of noncore assets in our Lower 48 segment.

Total

proceeds from asset dispositions

in 2021 were $1.7 billion.

Including the $250 million mentioned above, we
also received cash proceeds of $1.14 billion from

sales of our investment in CVE

common shares and $244 million
of contingent payments related

to dispositions completed before

2021.

See Note 3.

In May 2021, we announced
and began a paced monetization of our

investment in CVE with the plan to

direct proceeds toward

our existing
share repurchase program.

We expect to fully dispose

of our CVE common shares by early 2022, however,

the
sales pace will be guided by market conditions,

and we retain discretion to

adjust accordingly.
See Note 5.
Proceeds from asset sales in 2020 were $1.3

billion.

We received cash

proceeds of $765 million for the divestiture
of our Australia-West

assets and operations.

We also received proceeds of $359

million and $184 million from the
sale of our Niobrara interests

and Waddell Ranch interests

in the Lower 48, respectively.

Proceeds from asset sales in 2019 were $3.0

billion, including $2.2 billion for the sale of two ConocoPhillips

U.K.
subsidiaries and $350 million for the sale of our 30 percent interest in the Greater

Sunrise Fields.

See Note 3.
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

Capital Resources and Liquidity

ConocoPhillips

2021 10-K

54
price downturns and to capture opportunities

outside a given operating plan may

be invested in instruments

with
maturities greater than one year.

See Note 12
.

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
2021.

On January 15, 2021, we completed the acquisition of Concho

in an all-stock transaction. In the acquisition,

we
assumed Concho’s publicly

traded debt and in December 2020, we launched an offer

to exchange Concho’s
publicly traded debt for debt issued

by ConocoPhillips.

There were no impacts to ConocoPhillips’

credit ratings as a
result of the debt exchange.

In June 2021, we reaffirmed our

commitment to preserving our ‘A’

-rated balance
sheet by restating our intent

to reduce gross debt by $5 billion over

the next five years, driving a more resilient

and
efficient capital structure.

See
Note 9

and
Note 3
.

On January 25, 2021, S&P revised the industry risk assessment for the E&P industry to ‘Moderately

High’ from
‘Intermediate’ based on a view of increasing

risks from the energy transition,

price volatility,

and weaker
profitability.

On February 11, 2021, S&P downgraded its rating

of our long-term debt from “A”

to “A

-” with a
“stable” outlook and affirmed

this rating in November 2021.

In October 2021, Moody’s affirmed its “A3”

rating of
our long-term debt and revised its outlook

from “stable” to “positive”.

In December 2021, Fitch affirmed its rating
of our long-term debt as “A”

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

of
credit as collateral.

At December 31, 2021 and 2020, we had direct

bank letters of credit of $337 million and

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

Capital Resources and Liquidity

ConocoPhillips

2021 10-K
Capital Requirements
For information about our capital

expenditures and investments,

see the “Capital Expenditures and Investments”
section.
Our debt balance at December 31, 2021, was $19.9 billion,

an increase of $4.6 billion from the balance at
December 31, 2020, driven by debt acquired as part

of the Concho acquisition.

Maturities of debt (including
payments for finance leases) due in

2022 of $1.1 billion will be paid from current cash

balances and cash generated
by operations.

See Note 9
.
In December 2021, we announced our expected 2022 return

of capital program and the initiation

of a three-tier
return of capital framework.

The framework is structured

to deliver a compelling, growing ordinary dividend

and
through-cycle share repurchases.

It includes the addition of a discretionary VROC tier.

The VROC will provide a
flexible tool for meeting our commitment

of returning greater than

30 percent of cash from operating

activities
during periods where commodity prices are meaningfully

higher than our planning price range.

We have set our
expected 2022 total capital returns

at approximately $8 billion,

consisting of distributions from each of the three
tiers.

Consistent with our commitment to

deliver value to shareholders,

in 2021, we paid $2.4 billion, $1.75 per share of
common stock, in ordinary dividends. This

was an increase over 2020 and 2019, when we paid $1.69 and

$1.34 per
share of common stock, respectively.

On February 3, 2022, we announced a quarterly dividend of $0.46 per share, payable March 1, 2022, to stockholders

of record at the close of business on February

14, 2022.

On January 14,
2022, we paid the first VROC payment

of $0.20 per share to shareholders

of record as of January 3, 2022.

On
February 3, 2022, we announced a VROC of $0.30 per share,

payable on April 14, 2022, to stockholders

of record at
the close of business on March 31, 2022.
The ordinary dividend and VROC are subject to

numerous considerations

and will be determined and approved
each quarter by the Board of Directors.

We expect to announce the VROC

when we announce our ordinary
dividend, but the quarterly payouts

will be staggered from the ordinary dividend,

resulting in up to eight cash
distributions throughout the year.

In late 2016, we initiated our current

share repurchase program

with Board of Director’s authorization

of $25
billion of our common stock.

Share repurchases were $3.6

billion, $0.9 billion, and $3.5 billion in 2021, 2020, and
2019, respectively.

As of December 31, 2021, share repurchases

since the inception of our current program
totaled 247 million shares and $14 billion.

Repurchases are made at management’s

discretion, at prevailing prices,
subject to market conditions and

other factors.
For more information on factors

considered when determining the levels of returns

of capital
see “Item 1A—Risk
Factors – Our ability to execute our capital return program is subject to certain considerations.”
In addition to the priorities described above, we have

contractual obligations

to purchase goods and services of
approximately $11.8 billion.

We expect to fulfill $6 billion of these

obligations in 2022. These figures exclude
purchase commitments for jointly

owned fields and facilities where we are not

the operator.

Purchase obligations
of $5.3 billion are related to agreements

to access and utilize the capacity of third

-party equipment and facilities,
including pipelines and LNG product terminals, to

transport, process, treat and store

commodities.

Purchase
obligations of $5.3 billion are related

to market-based contracts

for commodity product purchases

with third
parties.

The remainder is primarily our net share of purchase

commitments for materials

and services for jointly
owned fields and facilities where we are the operator.

Capital Resources and Liquidity

ConocoPhillips

2021 10-K

56
Capital Expenditures and Investments
Millions of Dollars
2021 2020 2019
Alaska
$
982 1,038 1,513
Lower 48 3,129 1,881 3,394
Canada 203 651 368
Europe, Middle East and North Africa 534 600 708
Asia Pacific 390 384 584
Other International 33 121 8
Corporate and Other 53 40 61
Capital Program* $ 5,324 4,715 6,636
* Excludes capital related to acquisitions of businesses, net of capital acquired.

Our capital expenditures and investments

for the three-year period ended December 31,

2021, totaled

$16.7 billion.

The 2021 expenditures supported

key exploration

and developments, primarily:

●
Development activities in the Lower 48, primarily Permian,

Eagle Ford, and Bakken.
●
Appraisal and development activities in Alaska

related to the Western

North Slope and development
activities in the Greater Kuparuk Area.

●
Appraisal and development activities in the

Montney and optimization of oil sands

development in
Canada.
●
Continued development activities across

assets in Norway.
●
Continued development activities in China,

Malaysia, and Indonesia.

2022 Capital Budget
In December 2021, we announced our 2022 operating plan

capital of $7.2 billion.

The plan includes funding for
ongoing development drilling programs,

major projects, exploration and

appraisal activities, base maintenance and
$0.2 billion for projects to reduce

the company’s scope

1 and 2 emissions intensity and investments

in several
early-stage low-carbon

opportunities that address end-use emissions.

Capital Resources and Liquidity

ConocoPhillips

2021 10-K
Guarantor Summarized Financial

Information
We have various

cross guarantees among ConocoPhillips,

ConocoPhillips Company,

and Burlington Resources LLC
with respect to publicly held debt securities.

ConocoPhillips Company is 100 percent

owned by ConocoPhillips.

Burlington Resources LLC is

100 percent owned by ConocoPhillips Company.

ConocoPhillips and/or ConocoPhillips
Company have fully and unconditionally

guaranteed the payment obligations

of Burlington Resources LLC with
respect to its publicly held debt securities.

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
●
Non-Obligated Subsidiaries are exclud

ed from this presentation.

Upon completing the Concho acquisition on January 15, 2021, we assumed

Concho’s publicly traded

debt of
approximately $3.9 billion in aggregate

principal amount, which was recorded

at the fair value of $4.7 billion on
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
Note 9
.
Transactions

and balances reflecting activity between the Obligors

and Non-Obligated Subsidiaries

are presented
separately below:
Summarized Income Statement

Data
Millions of Dollars
2021
Revenues and Other Income $ 30,457
Income (loss) before income taxes* 8,017
Net income (loss) 8,079
Net Income (Loss) Attributable

to ConocoPhillips
8,079
*Includes approximately $5.4 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data
Millions of Dollars
December 31, 2021
Current assets $ 7,689
Amounts due from Non-Obligated Subsidiaries, current 1,927
Noncurrent assets 69,841
Amounts due from Non-Obligated Subsidiaries, noncurrent 7,281
Current liabilities 8,005
Amounts due to Non-Obligated Subsidiaries,

current
3,477
Noncurrent liabilities 30,677
Amounts due to Non-Obligated Subsidiaries,

noncurrent
13,007

Capital Resources and Liquidity

ConocoPhillips

2021 10-K

58
Contingencies
We are subject to legal proceedings,

claims, and liabilities that arise in the ordinary course of business.

We accrue
for losses associated with legal

claims when such losses are considered probable

and the amounts can be
reasonably estimated.

See “Critical Accounting Estimates”

and
Note 11
for information on contingencies.

Legal and Tax

Matters
We are subject to various

lawsuits and claims, including but not limited to matters

involving oil and gas royalty

and
severance tax payments,

gas measurement and valuation

methods, contract disputes,

environmental damages,
climate change, personal injury,

and property damage.

Our primary exposures for such matters

relate to alleged
royalty and tax underpayments

on certain federal, state

and privately owned properties,

claims of alleged
environmental contamination

and damages from historic operations,

and climate change.

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

about
current developments in all our cases,

our legal organization regularly

assesses the adequacy of current accruals
and determines if an adjustment of existing

accruals, or establishment of new accruals, is

required.

See Note 17
.
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
for pollution damages.
●
European Union Trading

Directive resulting in European

Emissions Trading Scheme.

Capital Resources and Liquidity

ConocoPhillips

2021 10-K
These laws and their implementing regulations

set limits on emissions and, in the case of discharges

to water,
establish water quality limits, and

establish standards and impose obligations

for the remediation of releases of
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
Many states and foreign

countries where we operate

also have or are developing, similar environmental

laws and
regulations governing these same types of activities.

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

federal,

or
national laws and regulations currently

govern hydraulic

fracturing operations, with hydraulic

fracturing currently
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

our past operations.

As of
December 31, 2021, there were 15 sites around

the U.S. in which we were identified as a

potentially responsible
party under CERCLA and comparable state

laws.

Capital Resources and Liquidity

ConocoPhillips

2021 10-K

60
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
Expensed environmental costs

were $632 million in 2021 and are expected

to be about $642 million and
$700 million in 2022 and 2023, respectively.

Capitalized environmental

costs were $184 million in 2021 and are
expected to be about $218 million and $316 million in

2022 and 2023, respectively.
Accrued liabilities for remediation activities

are not reduced for potential recoveries

from insurers or other third
parties and are not discounted (except

those assumed in a purchase business combination,

which we do record on
a discounted basis).
Many of these liabilities result from CERCLA, RCRA

,

and similar state or international

laws that require us to
undertake certain investigative

and remedial activities at sites where we conduct

or once conducted operations

or
at sites where ConocoPhillips-generated

waste was disposed.

The accrual also includes a number of sites we
identified that may require environmental

remediation but which are not currently

the subject of CERCLA, RCRA,
or other agency enforcement activities.

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

parties.

Therefore, it is difficult to develop

reasonable estimates of
future site remediation costs.
At December 31, 2021, our balance sheet included total

accrued environmental costs

of $187 million, compared
with $180 million at December 31, 2020, for remediation

activities in the U.S. and Canada.

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
regulations.
See Item 1A—Risk Factors – We expect to continue to incur substantial capital expenditures and operating costs as a result of our compliance with existing and future environmental laws and regulations

and
Note 11

for information
on environmental litigatio

n.

Capital Resources and Liquidity

ConocoPhillips

2021 10-K
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
●
European Emissions Trading

Scheme (ETS), the program through

which many of the EU member states are
implementing the Kyoto Protocol.

Our cost of compliance with the EU ETS in 2021 was

approximately $19
million (net share before-tax

).
●
U.K. Emissions Trading

Scheme, the program with which the U.K. has

replaced the ETS.

Our cost of
compliance with the U.K. ETS in 2021 was approximately

$2.8 million (net share before

-tax).
●
The Alberta Technology

Innovation and Emissions Reduction

(TIER) regulation requires any

existing facility
with emissions equal to or greater than 100,000 metric

tonnes of carbon dioxide, or equivalent,

per year
to meet a facility benchmark intensity.

The total cost of these regulations in 2021 was

approximately $1
million (net share before-tax)

.
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
●
The U.S. government has announced

on September 17, 2021 the Global Methane Pledge,

a global
initiative to reduce global methane emissions

by at least 30 percent from 2020 levels

by 2030.
●
Carbon taxes in certain jurisdictions.

Our cost of compliance with Norwegian carbon legislation

in 2021
were fees of approximately

$35 million (net share before

-tax).

We also incur a carbon tax for

emissions
from fossil fuel combustion in our

British Columbia and Alberta operations in Canada,

totaling
approximately $5.7 million (net

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

Accordingly,

the U.S. administration set

a new target on

April 22, 2021 of a 50 to 52 percent reduction

in GHG emissions from 2005 levels in 2030.
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

Capital Resources and Liquidity

ConocoPhillips

2021 10-K

62
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

in the prices of our
products and services.

See Item 1A—Risk Factors – Existing and future laws, regulations and internal initiatives relating to global climate changes, such as limitations on GHG emissions may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products

and
Note 11

for information
on climate change litigation.
Company Response to Climate

-Related Risks
The company has responded by putting

in place a Sustainable Development Risk Management

Standard covering
the assessment and registration

of significant and high sustainable development

risks based on their consequence
and likelihood of occurrence.

We have developed a

company-wide Climate Change Action

Plan with the goal of
tracking mitigation activities for

each climate-related risk included in the corporate

Sustainable Development Risk
Register.
The risks addressed in our Climate Change Action

Plan fall into four broad

categories:
● GHG-related legislation and regulation.
● GHG emissions management.
●
Physical climate-related

impacts.
●
Climate-related disclosure

and reporting.
Emissions are categorized

into three different

scopes.

Gross operated and net

equity Scope 1 and Scope 2 GHG
emissions help us understand our climate

transition risk.
●
Scope 1 emissions are direct GHG emissions from

sources that we control

or in which we have
ownership interest.
●
Scope 2 emissions are indirect GHG emissions

from the generation of purchased

electricity or steam that
we consume.

●
Scope 3 emissions are indirect emissions from

sources that we neither own nor control.

Capital Resources and Liquidity

ConocoPhillips

2021 10-K
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
forecast from our internally

consistent World

Energy Model.

In this way,

both existing and emerging
regulatory requirements are

considered in our decision-making.

The company does not use an estimated
market cost of GHG emissions when assessing

reserves in jurisdictions without existing GHG regulations

.

This is in contrast to changes

to the cost of existing GHG emission

regulations which can impact our
reserves calculations.
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

ConocoPhillips

2021 10-K

64
Critical Accounting Estimates
The preparation of financial statements

in conformity with GAAP requires

management to select appropriate
accounting policies and to make

estimates and assumptions that

affect the reported amounts

of assets, liabilities,
revenues and expenses.

See Note 1
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
annually.

We believe the following discussions

of critical accounting estimates address

all important accounting
areas where the nature of accounting

estimates or assumptions is material

due to the levels of subjectivity and
judgment necessary to account for

highly uncertain matters or

the susceptibility of such matters to

change.
Oil and Gas Accounting
Accounting for oil and gas activity

is subject to special accounting rules unique to the oil

and gas industry.

The
acquisition of G&G seismic information, prior to

the discovery of proved reserves,

is expensed as incurred, similar
to accounting for research

and development costs.

However,

leasehold acquisition costs and exploratory

well
costs are capitalized

on the balance sheet pending determination of whether

proved oil and gas reserves

have
been recognized.
Property Acquisition Costs
At year-end 2021, we held $9.3 billion

of net capitalized unproved

property costs which consisted

primarily of
individually significant and pooled leaseholds, mineral

rights held in perpetuity by title ownership,

exploratory
wells currently being drilled, and to a lesser

extent, suspended exploratory

wells and capitalized interest.

This
amount increased by $6.9 billion at December 31, 2021 as compared to December 31, 2020, primarily due to the
Concho and Shell Permian acquisitions

in the Permian Basin where we have an ongoing

significant and active
development program.

Outside of the Permian Basin, the remaining

$2.0 billion is concentrated

in 9 major
development areas.

Management periodically assesses our unproved

property for impairment based on the
results of exploration and

drilling efforts and the outlook for commercialization.
For individually significant leaseholds, management

periodically assesses for impairment based

on exploration and
drilling efforts to date.

For insignificant individual leasehold acquisition

costs, management exercises

judgment
and determines a percentage probability

that the prospect ultimately will fail to

find proved oil and gas reserves,
including estimates of future expirations,

and pools that leasehold information with others

in similar geographic
areas.

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

ConocoPhillips

2021 10-K
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
At year-end 2021, total suspended

well costs were $660 million, compared

with $682 million at year-end 2020.

For additional information on suspended

wells, including an aging analysis,
see Note 6
.
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

See Oil and Gas supplemental disclosures for
additional information.

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
Our proved reserves include estimat

ed quantities related to PSCs, reported

under the “economic interest”
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

The estimation of proved reserves

is also important to the income statement

because the proved reserve estimate
for a field serves as the denominator in the unit-of-production calculation of the DD&A of the capitalized costs
for that asset.

At year-end 2021, the net book value of productive

PP&E subject to a unit-of-production

calculation
was approximately $52 billion

and the DD&A recorded on these assets in

2021 was approximately $7.0 billion.

The
estimated proved reserves

for our consolidated operations

were 2.5 billion BOE at the end of 2020 and 4.0 billion
BOE at the end of 2021.

If the estimates of proved reserves

used in the unit-of-production

calculations had been
lower by 10 percent across all calculations,

before-tax DD&A in 2021 would have

increased by an estimated
$774 million.

ConocoPhillips

2021 10-K

66
Business Combination—Valuation

of Oil and Gas Properties
For recent transactions, management

applied the principles of acquisition accounting under FASB

ASC Topic 805

–
“Business Combinations” and allocated the purchase

price to assets acquired and liabilities assumed, based

on
their estimated fair values as

of the acquisition date.

Estimating the fair values involved

making various
assumptions, of which the most significant assumptions

relate to the fair values assigned

to proved and unproved
oil and gas properties.

Management utilized a discounted

cash flow approach, based on market participant
assumptions, and engaged third party

valuation experts in preparing fair value

estimates.

Significant inputs incorporated

within the valuation include future commodity price assumptions and production
profiles of reserve estimates, the

pace of drilling plans, future operating and development

costs, inflation rates,
and discount rates using a market

-based weighted average

cost of capital determined at the

time of the
acquisition.

When estimating the fair value of unproved

properties, additional risk-weighting

adjustments are
applied to probable and possible reserves.
The assumptions and inputs incorporated

within the fair value estimates are

subject to considerable management
judgement and are based on industry,

market, and economic conditions prevalent

at the time of the acquisition.

Although we based these estimates on assumptions

believed to be reasonable, these estimates

are inherently
unpredictable and uncertain and actual results

could differ.

See Note 3
.
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

If the sum of the
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

related fair value calculations

are based on
estimated future production volumes,

commodity prices, operating costs

and capital decisions, considering all
available evidence at the date of review.

Differing assumptions could

affect the timing and the amount of an
impairment in any period.

See
Note 6

and
Note 7
.
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
Note 4
.

ConocoPhillips

2021 10-K
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

See Note 8
.
Projected Benefit Obligations
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

A 100 basis-point decrease
in the discount rate assumption

would increase projected benefit obligations

by $1.0 billion.

Benefit expense is
sensitive to the discount rate

and return on plan assets assumptions.

A 100 basis-point decrease in the discount
rate assumption would increase

annual benefit expense by $70 million, while a 100 basis-point decrease in the
return on plan assets assumption would increase

annual benefit expense by $60 million.

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

See Note 16
.

ConocoPhillips

2021 10-K

68
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
Note 11
.
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

(particularly as related to prevai

ling oil and gas prices).

See Note 17
.
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

See Note
17

regarding discussion of critical accounting

estimates on deferred

tax valuation allowances.

ConocoPhillips

2021 10-K
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

regarding our future
financial position, business strategy,

budgets, projected revenues,

projected costs and plans, objectives

of
management for future operatio

ns and the anticipated impact of the Shell Enterprise

LLC (Shell) transaction on the
company’s business

and future financial and operating results are

forward-looking statements.

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
●
The potential for insufficient liquidity

or other factors, such as those described

herein, that could impact
our ability to repurchase shares and

declare and pay dividends, whether fixed

or variable.
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

ConocoPhillips

2021 10-K

70
●
Failure to complete definitive

agreements and feasibility studies

for,

and to complete construction of,
announced and future E&P and LNG development in a timely

manner (if at all) or on budget.
●
Potential disruption or interruption

of our operations due to accidents, extraordinary

weather events,
supply chain disruptions, civil unrest, political

events, war,

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
●
Liability resulting from litigation,

including litigation directly or indirectly

related to the transaction

with
Concho Resources Inc., or our failure

to comply with applicable laws and regulations.

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
●
Unanticipated integration

issues relating to the acquisition of assets from

Shell, such as potential
disruptions of our ongoing business and higher than anticipated integration costs.

●
Uncertainty as to the long-term value of our

common stock.
●
The diversion of management time on integration

-related matters.
●
The factors generally described

in
Item 1A—Risk Factors

in this 2021 Annual Report on Form 10-K and any
additional risks described in our other filings with the SEC.

ConocoPhillips

2021 10-K
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

recorded on the balance sheet at
December 31, 2021, as derivative instruments.

Using Monte Carlo simulation, a 95 percent

confidence level and a
one-day holding period, the VaR

for those instruments issued or held for

trading purposes or held for purposes
other than trading at December 31, 2021 and 2020, was

immaterial to our consolidated

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

market data.

Changes to prevailing interest

rates would not impact our cash

flows associated with fixed rate

debt, unless we
elect to repurchase or retire such

debt prior to maturity.

ConocoPhillips

2021 10-K

72
Millions of Dollars Except as Indicated

Debt
Fixed Average Floating Average
Rate Interest Rate Interest
Expected Maturity Date
Maturity Rate Maturity

Rate
Year-End 2021
2022 $ 346 2.53% $ 500 1.03
%
2023 116 6.64 - -
2024 459 3.51 - -
2025 369 5.32 - -
2026 1,355 5.06 - -
Remaining years 14,338 5.80 283 0.11
Total $ 16,983 $ 783
Fair value $ 21,668 $ 783
Year-End 2020
2021 $ 133 8.47% $ 300 0.22
%
2022 346 2.53 500 1.12
2023 110 7.03 - -
2024 459 3.51 - -
2025 368 5.33 - -
Remaining years 11,793 6.28 283 0.11
Total $ 13,209 $ 1,083
Fair value $ 18,023 $ 1,083
Foreign Currency Exchange

Risk
We have foreign

currency exchange rate

risk resulting from international

operations.

We do not comprehensively
hedge the exposure to currency

exchange rate changes

although we may choose to selectively

hedge certain
foreign currency exchange

rate exposures,

such as firm commitments for capital

projects or local currency tax
payments, dividends and cash returns

from net investments in foreign

affiliates to be remitted

within the coming
year,

and investments in equity securities.
At December 31, 2021 and 2020, we held foreign

currency exchange forwards

hedging cross-border commercial
activity and foreign currency exchange

swaps for purposes of mitigating

our cash-related exposures.

Although
these forwards and swaps

hedge exposures to fluctuations in exchange

rates, we elected not to

utilize hedge
accounting.

As a result, the change in the fair value of these foreign

currency exchange derivatives

is recorded
directly in earnings.

At December 31, 2021, we had outstanding

foreign currency exchange

forward contracts

to buy $1.9 billion AUD at
$0.715 AUD against the U.S. dollar.

At December 31, 2020, we had outstanding

foreign currency exchange

forward
contracts to sell $0.45 billion CAD at $0.748

CAD against the U.S. dollar.

Based on the assumed volatility in the fair
value calculation, the net fair value

of these foreign currency contracts

at December 31, 2021 and December 31,
2020, were a before-tax

gain of $21 million and before

-tax loss of $16 million, respectively.

Based on an adverse
hypothetical 10 percent change

in the December 2021 and December 2020 exchange

rate, this would result

in an
additional before-tax loss

of $134 million and $39 million, respectively.

The sensitivity analysis is based on
changing one assumption while holding all other assumptions constant,

which in practice may be unlikely

to occur,
as changes in some of the assumptions may be correlated.

ConocoPhillips

2021 10-K
The gross notional and fair value of these positions

at December 31, 2021 and 2020, were as follows

:
Foreign Currency Exchange

Derivatives
In Millions

Notional Fair Value*
2021 2020 2021 2020
Sell Canadian dollar,

buy U.S. dollar
CAD - 450 - (16)
Buy Canadian dollar,

sell U.S. dollar
CAD 77 80 (1) 2
Buy Australian dollar,

sell U.S. dollar
AUD 1,850 - 21 -
Sell British pound, buy euro GBP 239 8 (8) -
Buy British pound, sell euro GBP 394 3 7 -
*Denominated in USD.
For additional information about

our use of derivative instruments,
see Note 12
.

ConocoPhillips

2021 10-K

74
Item 8.

Financial Statements and Supplementary Data
ConocoPhillips

Index to Financial Statements
Page
Reports of Management
75
Reports of Independent Registered Public Accounting Firm

(PCAOB ID #
42
) 76
Consolidated Income Statement for the years ended December 31, 2021, 2020 and 2019
82
Consolidated Statement of Comprehensive Income for the years ended
December 31, 2021, 2020 and 2019
83
Consolidated Balance Sheet at December 31, 2021 and 2020
84
Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019
85
Consolidated Statement of Changes in Equity for the years ended
December 31, 2021, 2020 and 2019
86
Notes to Consolidated Financial Statements
87
Supplementary Information
Oil and Gas Operations
149

ConocoPhillips

2021 10-K
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

the company’s
management and directors regarding

the preparation and fair presentatio

n

of published financial statements.
All internal control systems,

no matter how well designed, have

inherent limitations.

Therefore, even those
systems determined to

be effective can provide

only reasonable assurance with respect

to financial statement
preparation and presentation.

Management assessed the effectiveness

of the company’s internal

control over financial reporting as

of

December 31, 2021.

In making this assessment, it used the criteria set forth

by the Committee of Sponsoring
Organizations of the Treadway

Commission in
Internal Control—Integrated

Framework (2013)
.

Based on our
assessment, we believe the company’s

internal control over financial reporting

was effective as of

December 31, 2021.

Management’s assessment

of, and conclusion on,

the effectiveness of internal control

over
financial reporting did not include the internal controls

of the assets acquired from Shell Enterprise LLC

in
December 2021.

The total assets acquired represented

approximately 10 percent

of the company’s consolidated
total assets at December 31, 2021.

Ernst & Young

LLP has issued an audit report on the company’s

internal control over financial reporting

as of
December 31, 2021, and their report is included herein.
/s/ Ryan M. Lance /s/ William L. Bullock, Jr.
Ryan M. Lance

William L. Bullock, Jr.
Chairman and
Chief Executive Officer

Executive Vice President and

Chief Financial Officer

ConocoPhillips

2021 10-K

76
Report of Independent Registered

Public Accounting Firm

To the Stockholders

and the Board of Directors of ConocoPhillips
Opinion on the Financial Statements
We have audited the

accompanying consolidated

balance sheets of ConocoPhillips (the Company) as

of December
31, 2021 and 2020, the related consolidated

income statement, consolidated

statements of comprehensive
income, changes in equity and cash flows for

each of the three years in the period ended December 31, 2021, and the related notes (collectively referred

to as the “consolidated

financial statements”). In our opinion,

the
consolidated financial statements

present fairly,

in all material respects, the financial position of the Company as
of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years

in
the period ended December 31, 2021, in conformity with

U.S. generally accepted accounting

principles.
We also have audited,

in accordance with the standards of the Public

Company Accounting Oversight

Board
(United States) (PCAOB), the Company’s

internal control over financial reporting

as of December 31, 2021, based
on criteria established in Internal

Control–Integrated

Framework issued by the Committee

of Sponsoring
Organizations of the Treadway

Commission (2013 framework) and our report

dated February 17, 2022, expressed
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

ConocoPhillips

2021 10-K
Accounting for asset retirement

obligations for certain offshore properties
Description of
the Matter
At December 31, 2021, the asset retirement

obligation (ARO) balance totaled

$5.9 billion. As
further described in Note 8, the Company records

AROs in the period in which they are
incurred, typically when the asset is installed

at the production location. The estimation

of
obligations related to

certain offshore assets requires

significant judgment given the
magnitude and higher estimation uncertainty

related to plugging and abandonment of wells
and removal and disposal of offshore

oil and gas platforms, facilities

and pipelines costs
(collectively,

removal costs). Furthermore, given

certain of these assets are nearing the end
of their operations, the impact of changes in these AROs

may result in a material impact to
earnings given the relatively short remainin

g

useful lives of the assets.
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
removal cost estimates

by comparing to settlements and

recent removal activities and costs.
We also compared end of field life

assumptions to production forecasts.

Depreciation, depletion and amortization of proved oil and

gas properties, plants and
equipment
Description of
the Matter
At December 31, 2021, the net book value

of the Company’s proved

oil and gas properties,
plants and equipment (PP&E) was $52 billion, and

depreciation, depletion and amortization
(DD&A) expense was $7.0 billion for the year

then ended. As described in Note 1, under the
successful efforts method of accounting,

DD&A of PP&E on producing hydrocarbon
properties and steam-assisted

gravity drainage facilities

and certain pipeline and liquified
natural gas assets (those which are

expected to have a declining utilization

pattern) are
determined by the unit-of-production

method. The unit-of-production

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

proved oil and gas reserves.

Estimating
proved oil and gas reserves also

requires the selection of inputs, including oil and gas

price
assumptions, future operating and

capital costs assumptions and tax

rates by jurisdiction,
among others. Because of the complexity involved

in estimating proved oil and gas

reserves,
management also used an independent petroleum

engineering consulting firm to perform a
review of the processes and controls

used by the Company’s internal

reservoir engineers to
determine estimates of proved

oil and gas reserves.

ConocoPhillips

2021 10-K

78
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

of the proved oil and gas reserve

estimates and the independent
petroleum engineering consulting firm used to

review the Company’s

processes and
controls. In addition, in assessing whether we can

use the work of the internal reservoir
engineers, we evaluated the completeness

and accuracy of the financial data and inputs
described above used by the internal reservoir

engineers in estimating proved

oil and gas
reserves by agreeing them to source

documentation and we identified and

evaluated
corroborative and contrary

evidence. We also tested the accuracy

of the DD&A calculation,
including comparing the proved oil and gas

reserve amounts used in the calculation to

the
Company’s reserve report.
Valuation and recognition of

proved and unproved oil & gas properties acquired in
business combinations
Description of
the Matter
During 2021, the Company closed its acquisition of Concho Resources

Inc. and its acquisition
of Permian assets from Shell Enterprises

LLC resulting in the recognition of proved

and
unproved oil and gas properties

within net properties, plants and equipment of $18.9 billion and $8.6 billion, respectively.

As described in Note 3, the transactions were

accounted for as
business combinations under FASB

ASC 805 using the acquisition method, which requires
assets acquired and liabilities assumed to be measured

at their acquisition date fair values.

Oil and gas properties were valued

using a discounted cash flow approach

based on market
participant assumptions and third party valuation

experts were engaged by the Company

to
prepare fair value estimates.

Significant inputs to the valuation

of proved and unproved oil
and gas properties include estimates

of future commodity price assumptions and

production
profiles of reserve estimates, the

pace of drilling plans, future operating costs

and discount
rates using a market

-based weighted average cost

of capital.

Auditing the Company's accounting for

its valuation of proved and unproved

oil and gas
properties is complex and considerably

judgmental due to the significant estimation
required by management of reserves

and resources associated with the acquired

assets and
the sensitivity of significant assumptions used in determining the fair value.

In evaluating
the reasonableness of management’s

estimates and assumptions used, the audit

testing
procedures performed required

a high degree of auditor judgment and additional effort,
including involving internal specialists.
How We
Addressed the
Matter in Our
Audit
We obtained an understanding,

evaluated the design and tested

the operating effectiveness
of the Company’s internal

controls over its process

to estimate the fair value of the acquired
proved and unproved

oil and gas properties, including management’s

review of the
significant assumptions used as inputs to

the fair value calculations and final recording

of
the analysis.

ConocoPhillips

2021 10-K
To test

the estimated fair value of the acquired

proved and unproved

oil and gas properties,
our audit procedures included, among others,

evaluating the significant assumptions

used
and testing the completeness and accuracy

of the underlying data supporting the significant
assumptions. For example, we compared

certain significant assumptions

to current industry,
third-party data and historical

results for reasonableness. We

also performed sensitivity
analyses of significant assumptions, to

evaluate the extent of their impact to the

fair value
calculation. In addition, we involved

our valuation specialists to assist

with certain significant
assumptions included in the fair value estimate.

Furthermore, we evaluated

the professional
qualifications and objectivity of the third party

valuation specialist engaged by the Company
to prepare the fair value of the acquired

proved and unproved oil and

gas properties.
/s/ Ernst & Young

LLP
We have served as ConocoPhillips’

auditor since 1949.
Houston, Texas
February 17, 2022

ConocoPhillips

2021 10-K

80
Report of Independent Registered

Public Accounting Firm

To the Stockholders

and the Board of Directors of ConocoPhillips
Opinion on Internal Control over Financial Reporting
We have audited ConocoPhillips’

internal control over financial reporting

as of December 31, 2021, based on
criteria established in Internal Control

–Integrated Framework

issued by the Committee of Sponsoring
Organizations of the Treadway

Commission (2013 framework) (the COSO criteria).

In our opinion, ConocoPhillips
(the Company) maintained, in all material

respects, effective internal

control over financial reporting

as of
December 31, 2021, based on the COSO criteria. As indicated

under the heading “Assessment

of Internal Control
Over Financial Reporting” in the accompanying Reports of Management,

management’s assessment

of and
conclusion on the effectiveness

of internal control over financial reporting

did not include the internal controls

of
the assets acquired from Shell Enterprise

LLC, which is included in the 2021 consolidated financial

statements of
ConocoPhillips and constituted approximately

10 percent of consolidated total

assets as of December 31, 2021.
Our audit of internal control over

financial reporting of ConocoPhillips also did not

include an evaluation of the
internal control over financial

reporting of the assets acquired from Shell Enterprise

LLC.
We also have audited,

in accordance with the standards of the Public

Company Accounting Oversight

Board
(United States) (PCAOB), the consolidated

balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated income statement,

consolidated statements

of comprehensive income, changes in equity

and
cash flows for each of the three years

in the period ended December 31, 2021, and the related notes and our
report dated February 17, 2022, expressed

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

ConocoPhillips

2021 10-K
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
/s/
Ernst & Young LLP
Houston, Texas
February 17, 2022

Financial Statements

ConocoPhillips

2021 10-K

82
Consolidated Income Statement

ConocoPhillips
Years Ended

December 31
Millions of Dollars
2021 2020 2019
Revenues and Other Income
Sales and other operating revenues $
45,828
18,784
32,567
Equity in earnings of affiliates
832
432
779
Gain on dispositions
486
549
1,966
Other income (loss)

1,203
(509)
1,358
Total

Revenues and Other Income
48,349
19,256
36,670
Costs and Expenses
Purchased commodities
18,158
8,078
11,842
Production and operating expenses
5,694
4,344
5,322
Selling, general and administrative

expenses
719
430
556
Exploration expenses
344
1,457
743
Depreciation, depletion and amortization
7,208
5,521
6,090
Impairments
674
813
405
Taxes

other than income taxes
1,634
754
953
Accretion on discounted liabilities
242
252
326
Interest and debt expense
884
806
778
Foreign currency transaction

(gains) losses
(22)
(72)
66
Other expenses
102
13
65
Total

Costs and Expenses
35,637
22,396
27,146
Income (loss) before income taxes
12,712
(3,140)
9,524
Income tax provision (benefit)
4,633
(485)
2,267
Net income (loss)
8,079
(2,655)
7,257
Less: net income attributable to noncontrolling

interests
-
(46)
(68)
Net Income (Loss) Attributable

to ConocoPhillips
$
8,079
(2,701)
7,189
Net Income (Loss) Attributable

to ConocoPhillips Per Share
of Common Stock (dollars)
Basic $
6.09
(2.51)
6.43
Diluted
6.07
(2.51)
6.40
Average Common Shares

Outstanding
(in thousands)
Basic
1,324,194
1,078,030
1,117,260
Diluted
1,328,151
1,078,030
1,123,536
See Notes to Consolidated Financial Statements.

Financial Statements

ConocoPhillips

2021 10-K
Consolidated Statement

of Comprehensive Income

ConocoPhillips
Years Ended

December 31
Millions of Dollars
2021 2020 2019
Net Income (Loss) $
8,079
(2,655)
7,257
Other comprehensive income (loss)
Defined benefit plans
Prior service credit arising during the period
-
29
-
Reclassification adjustment for

amortization of prior
service credit included in net income (loss)
(38)
(32)
(35)
Net change
(38)
(3)
(35)
Net actuarial gain (loss) arising during the period
357
(210)
(55)
Reclassification adjustment for

amortization of net
actuarial losses included in net income (loss)
178
117
146
Net change
535
(93)
91
Nonsponsored plans*
5
1
(3)
Income taxes on defined benefit

plans
(108)
20
(2)
Defined benefit plans, net of tax
394
(75)
51
Unrealized holding gain (loss) on

securities
(2)
2
-
Reclassification adjustment for

loss included in net income
(1)
-
-
Income taxes on unrealized

holding loss on securities
1
-
-
Unrealized holding gain (loss) on securities,

net of tax
(2)
2
-
Foreign currency translation

adjustments
(124)
209
699
Income taxes on foreign

currency translation adjustments
-
3
(4)
Foreign currency translation

adjustments, net of tax
(124)
212
695
Other Comprehensive Income, Net of Tax
268
139
746
Comprehensive Income (Loss)
8,347
(2,516)
8,003
Less: comprehensive income attributable

to noncontrolling interests
-
(46)
(68)
Comprehensive Income (Loss) Attributable

to ConocoPhillips
$
8,347
(2,562)
7,935
*Plans for which ConocoPhillips is not the primary obligor—primarily those administered by equity affiliates.
See Notes to Consolidated Financial Statements.

Financial Statements

ConocoPhillips

2021 10-K

84
Consolidated Balance Sheet

ConocoPhillips
At December 31 Millions of Dollars
2021 2020
Assets
Cash and cash equivalents $
5,028
2,991
Short-term investments
446
3,609
Accounts and notes receivable (net of allowance

of $
2

and $
4
, respectively)
6,543
2,634
Accounts and notes receivable—related

parties
127
120
Investment in Cenovus Energy
1,117
1,256
Inventories
1,208
1,002
Prepaid expenses and other current

assets
1,581
454
Total

Current Assets
16,050
12,066
Investments and long-term receivables
7,113
8,017
Loans and advances—related parties
-
114
Net properties, plants and equipment
(net of accumulated DD&A of $
64,735

and $
62,213
, respectively)
64,911
39,893
Other assets
2,587
2,528
Total

Assets
$
90,661
62,618
Liabilities
Accounts payable $
5,002
2,669
Accounts payable—related

parties
23
29
Short-term debt
1,200
619
Accrued income and other taxes
2,862
320
Employee benefit obligations
755
608
Other accruals
2,179
1,121
Total

Current Liabilities
12,021
5,366
Long-term debt
18,734
14,750
Asset retirement obligations

and accrued environmental costs
5,754
5,430
Deferred income taxes
6,179
3,747
Employee benefit obligations
1,153
1,697
Other liabilities and deferred credits
1,414
1,779
Total

Liabilities
45,255
32,769
Equity
Common stock (
2,500,000,000

shares authorized at $
0.01

par value)
Issued (2021—
2,091,562,747

shares; 2020—
1,798,844,267

shares)
Par value
21
18
Capital in excess of par
60,581
47,133
Treasury stock

(at cost: 2021—
789,319,875

shares; 2020—
730,802,089

shares)
(50,920)
(47,297)
Accumulated other comprehensive

loss
(4,950)
(5,218)
Retained earnings
40,674
35,213
Total

Equity
45,406
29,849
Total

Liabilities and Equity
$
90,661
62,618
See Notes to Consolidated Financial Statements.

Financial Statements

ConocoPhillips

2021 10-K
Consolidated Statement

of Cash Flows

ConocoPhillips
Years Ended

December 31
Millions of Dollars
2021 2020 2019
Cash Flows From Operating Activities
Net income (loss) $
8,079
(2,655)
7,257
Adjustments to reconcile net income

(loss) to net cash provided by

operating activities
Depreciation, depletion and amortization
7,208
5,521
6,090
Impairments
674
813
405
Dry hole costs and leasehold impairments
44
1,083
421
Accretion on discounted liabilities
242
252
326
Deferred taxes
1,346
(834)
(444)
Undistributed equity earnings
446
645
594
Gain on dispositions
(486)
(549)
(1,966)
(Gain) loss on CVE common shares
(1,040)
855
(649)
Other
(788)
43
(351)
Working capital adjustments
Decrease (increase) in accounts and notes

receivable
(2,500)
521
505
Increase in inventories
(160)
(25)
(67)
Decrease (increase) in prepaid expenses

and other current
assets
(649)
76
37
Increase (decrease) in accounts payable
1,399
(249)
(378)
Increase (decrease) in taxes

and other accruals
3,181
(695)
(676)
Net Cash Provided by Operating

Activities
16,996
4,802
11,104
Cash Flows From Investing Activities
Capital expenditures and investments
(5,324)
(4,715)
(6,636)
Working capital changes

associated with investing activities
134
(155)
(103)
Acquisition of businesses, net of cash acquired
(8,290)
-
-
Proceeds from asset dispositions
1,653
1,317
3,012
Net sales (purchases) of investments
3,091
(658)
(2,910)
Collection of advances/loans—related parties
105
116
127
Other
87
(26)
(108)
Net Cash Used in Investing Activities
(8,544)
(4,121)
(6,618)
Cash Flows From Financing Activities
Issuance of debt
-
300
-
Repayment of debt
(505)
(254)
(80)
Issuance of company common stock
145
(5)
(30)
Repurchase of company common

stock
(3,623)
(892)
(3,500)
Dividends paid
(2,359)
(1,831)
(1,500)
Other
7
(26)
(119)
Net Cash Used in Financing Activities
(6,335)
(2,708)
(5,229)
Effect of Exchange

Rate Changes on Cash, Cash Equivalents

and
Restricted Cash
(34)
(20)
(46)
Net Change in Cash, Cash Equivalents and

Restricted Cash
2,083
(2,047)
(789)
Cash, cash equivalents and restricted

cash at beginning of period
3,315
5,362
6,151
Cash, Cash Equivalents and Restricted

Cash at End of Period
$
5,398
3,315
5,362
Restricted cash of $
152

million and $
218

million is included in the “Prepaid expenses and other current assets” and “Other assets”

lines,
respectively, of our Consolidated Balance Sheet as of December 31, 2021.
Restricted cash of $
94

million and $
230

million is included in the “Prepaid expenses and other current assets” and “Other assets” lines, respectively, of our Consolidated Balance Sheet as of December 31, 2020.

See Notes to Consolidated Financial Statements.

Financial Statements

ConocoPhillips

2021 10-K

86
Consolidated Statement

of Changes in Equity

ConocoPhillips
Millions of Dollars
Attributable to ConocoPhillips
Common Stock
Par
Value
Capital in
Excess of
Par
Treasury
Stock
Accum. Other
Comprehensive
Income (Loss)
Retained
Earnings
Non-
Controlling
Interests Total
Balances at December 31, 2018 $
18
46,879
(42,905)
(6,063)
34,010
125
32,064
Net income
7,189
68
7,257
Other comprehensive loss
746
746
Dividends declared—ordinary ($
1.34

per share of common stock)
(1,500)
(1,500)
Repurchase of company common stock
(3,500)
(3,500)
Distributions to noncontrolling interests and other
(128)
(128)
Distributed under benefit plans
104
104
Changes in Accounting Principles*
(40)
40
-
Other
3
4
7
Balances at December 31, 2019 $
18
46,983
(46,405)
(5,357)
39,742
69
35,050
Net income (loss)
(2,701)
46
(2,655)
Other comprehensive income
139
139
Dividends declared—ordinary ($
1.69

per share of common stock)
(1,831)
(1,831)
Repurchase of company common stock
(892)
(892)
Distributions to noncontrolling interests and other
(32)
(32)
Disposition
(84)
(84)
Distributed under benefit plans
150
150
Other
3
1
4
Balances at December 31, 2020 $
18
47,133
(47,297)
(5,218)
35,213
-
29,849
Net income
8,079
-
8,079
Other comprehensive income
268
268
Dividends declared
Ordinary ($
1.75

per share of common stock)
(2,359)
(2,359)
Variable return of cash ($
0.20

per share of common stock)
(260)
(260)
Acquisition of Concho
3
13,122
13,125
Repurchase of company common stock
(3,623)
(3,623)
Distributed under benefit plans
326
326
Other
1
-
1
Balances at December 31, 2021 $
21
60,581
(50,920)
(4,950)
40,674
-
45,406
*Cumulative effect of the adoption of ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income."
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
Notes to Consolidated

Financial Statements
Note 1—Accounting Policies
●
Consolidation Principles and Investments
—Our consolidated financial statements

include the accounts of
majority-owned, controlled subsidiaries

and, if applicable, variable interest

entities where we are the
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

See Note 23
.
●
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
●
Use of Estimates
—The preparation of financial statements

in conformity with U.S. GAAP requires
management to make estimates

and assumptions that affect the

reported amounts of assets, liabilities,
revenues and expenses and the disclosures

of contingent assets and liabilities.

Actual results could differ
from these estimates.
●
Revenue Recognition
—Revenues associated with

the sales of crude oil, bitumen, natural gas,

LNG, NGLs
and other items are recognized

at the point in time when the customer obtains

control of the asset.

In
evaluating when a customer has control

of the asset, we primarily consider whether the transfer

of legal
title and physical delivery has occurred,

whether the customer has significant risks

and rewards of
ownership and whether the customer has

accepted delivery and a right to payment

exists.

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
●
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

●
Cash Equivalents
—Cash equivalents are highly liquid, short-term

investments that are

readily convertible
to known amounts of cash and have

original maturities of 90 days or less from their date

of purchase.

They are carried at cost plus accrued interest,

which approximates fair value.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

88
●
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

●
Long-Term Investments

in Debt Securities
—Long-term investments

in debt securities includes financial
instruments classified as available

for sale debt securities with remaining maturities

greater than one year
as of the balance sheet date.

They are carried at fair value

and presented within the “Investments

and
long-term receivables” line of our consolidated

balance sheet.

●
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
development costs.

Materials, supplies and other miscellaneous inventories,

such as tubular goods and
well equipment, are valued using various

methods, including the weighted-average

-cost method and the
FIFO method, consistent with industry

practice.
●
Fair Value Measurements
—Assets and liabilities measured at fair value

and required to be categorized
within the fair value hierarchy

are categorized into

one of three different

levels depending on the
observability of the inputs employed in the measurement.

Level 1 inputs are quoted prices in active
markets for identical assets

or liabilities.

Level 2 inputs are observable inputs other than

quoted prices
included within Level 1 for the asset or liability,

either directly or indirectly through market

-corroborated
inputs.

Level 3 inputs are unobservable inputs for

the asset or liability reflecting significant modifications
to observable related market

data or our assumptions about pricing by market

participants.
●
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
to our derivative instruments.
●
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
reserves have been found.

If economically recoverable reserves

are not found, exploratory

well costs
are expensed as dry holes.

If exploratory wells encounter

potentially economic quantities

of oil and

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
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

See Note 6
.
Development Costs
—Costs incurred to drill and equip development

wells, including unsuccessful
development wells, are capital

ized.
Depletion and Amortization
—Leasehold costs of producing properties

are depleted using the unit-of-
production method based on estimated

proved oil and gas reserves.

Amortization of development
costs is based on the unit-of-production

method using estimated proved

developed oil and gas
reserves.
●
Capitalized Interest
—Interest from external

borrowings is capitalized on

major projects with an expected
construction period of one year or longer.

Capitalized interest

is added to the cost of the underlying asset
and is amortized over the useful lives of the assets

in the same manner as the underlying assets.
●
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
●
Impairment of Properties, Plants and Equipment
—Long-lived assets used in operations are assessed

for
impairment whenever changes in facts

and circumstances indicate a possible

significant deterioration in
the future cash flows expected

to be generated by an asset group.

If there is an indication the carrying
amount of an asset may not be recovered,

a recoverability test

is performed using management’s
assumptions for prices, volumes and future

development plans.

If the sum of the undiscounted cash
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

Because there usually is a lack of quoted market

prices for long-
lived assets, the fair value of impaired assets

is typically determined based on the present values

of
expected future cash flows using

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
achieve that production.

Additionally, when probable

and possible reserves exist, an appropriate

risk-
adjusted amount of these reserves may

be included in the impairment calculation.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

90
Long-lived assets committed by

management for disposal within one year are

accounted for at the lower
of amortized cost or fair value,

less cost to sell, with fair value determined

using a binding negotiated
price, if available, or present value

of expected future cash flows

as previously described.
●
Maintenance and Repairs
—Costs of maintenance and repairs,

which are not significant improvements,
are expensed when incurred.
●
Property Dispositions
—When complete units of depreciable

property are sold, the asset cost

and related
accumulated depreciation are

eliminated, with any gain or loss

reflected in the “Gain on dispositions” line
of our consolidated income statement.

When partial units of depreciable property are

disposed of or
retired which do not significantly

alter the DD&A rate, the difference

between asset cost and salvage
value is charged or credited to

accumulated depreciation.
●
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

See Note 8
.
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
●
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
●
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
●
Share-Based Compensation
—We recognize share

-based compensation expense over

the shorter of the
service period (i.e., the stated period of time required

to earn the award) or the period beginning at

the
start of the service period and ending when an employee first becomes eligible for retirement.

We have
elected to recognize expense

on a straight-line basis over the service period for

the entire award, whether
the award was granted

with ratable or cliff vesting.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
●
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
●
Taxes

Collected from Customers

and Remitted to Governmental

Authorities
—Sales and value-added
taxes are recorded

net.
●
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

Treasury stock

is excluded from the daily weighted

-average number of common

shares outstanding in
both calculations.

The earnings per share impact of the participating securities is immaterial.
Note 2—Inventories
Inventories at December 31 were:
Millions of Dollars
2021 2020
Crude oil and natural gas $
647
461
Materials and supplies
561
541
Total

inventories
$
1,208
1,002
Inventories valued on

the LIFO basis
$
395
282
The estimated excess

of current replacement cost over

LIFO cost of inventories

was approximately $
251

million
and $
87

million at December 31, 2021 and 2020, respectively.

Note 3—Asset Acquisitions and Dispositions
All gains or losses on asset dispositions are reported

before-tax and are included

net in the “Gain on dispositions”
line on our consolidated income stat

ement.

All cash proceeds and payments are

included in the “Cash Flows From
Investing Activities” section of our consolidated

statement of cash flows.
During the year,

we completed the acquisitions of Concho Resources

Inc. (Concho) and of Shell Enterprises LLC’s
(Shell) Permian assets.

The acquisitions were accounted for

as business combinations under FASB

Topic ASC 805
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

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

92
2021
Acquisition of Concho Resources Inc.
In January 2021, we completed our acquisition of Concho,

an independent oil and gas exploration

and production
company with operations across

New Mexico and West Texas

focused in the Permian Basin.

Total

consideration
for the all-stock transaction

was valued at $
13.1

billion, in which 1.46 shares of ConocoPhillips common stock were
exchanged for each outstanding

share of Concho common stock.

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
accounts receivable, accounts

payable, and most other current

assets and current liabilities were equivalent

to the
carrying value due to their short-term

nature.

The total consideration of $
13.1

billion was allocated to the
identifiable assets and liabilities based on their fair

values as of January 15, 2021.
Assets Acquired Millions of Dollars
Cash and cash equivalents $
382
Accounts receivable, net
745
Inventories
45
Prepaid expenses and other current

assets
37
Investments and long-term receivables
333
Net properties, plants and equipment
18,923
Other assets
62
Total assets

acquired
$
20,527
Liabilities Assumed
Accounts payable $
638
Accrued income and other taxes
56
Employee benefit obligations
4
Other accruals
510
Long-term debt
4,696
Asset retirement obligations

and accrued environmental costs
310
Deferred income taxes
1,071
Other liabilities and deferred credits
117
Total liabilities

assumed
$
7,402
Net assets acquired $
13,125

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
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

related incremental pension

benefit costs.
The impact from these transaction and restructuring

costs to the lines of our consolidated income statement

for
the year ended December 31, 2021, are below:
Millions of Dollars
Transaction

Cost
Restructuring Cost
Total

Cost
Production and operating expenses $
128
128
Selling, general and administration

expenses
135
67
202
Exploration expenses
18
8
26
Taxes

other than income taxes
4
2
6
Other expenses
-
29
29
$
157
234
391
On February 8, 2021, we completed a debt

exchange offer

related to the debt assumed from Concho.

As a result
of the debt exchange, we recognized

an additional income tax related

restructuring charge of $
75

million.

See
Note 17.
From the acquisition date through

December 31, 2021, “Total Revenues

and Other Income” and “Net Income
(Loss) Attributable to ConocoPhillips”

associated with the acquired Concho business

were approximately $
6,571
million and $
2,330

million, respectively.

The results associated with the Concho business

for the same period
include a before- and after-tax

loss of $
305

million and $
233

million, respectively,

on the acquired derivative
contracts.

The before-tax loss is recorded

within “Total Revenues

and Other Income” on our consolidated

income
statement.

See Note 12.
Acquisition of Shell Permian Assets
In December 2021, we completed our acquisition

of Shell assets in the Permian based Delaware Basin.

The
accounting close date used for reporting

purposes was December 31, 2021.

Assets acquired include approximately
225,000

net acres and producing properties

located entirely in Texas.

Total

consideration for the transaction

was
$
8.7

billion.
Oil and gas properties were valued

using a discounted cash flow approach

incorporating market

participant and
internally generated price assumptions

,

production profiles,

and operating and development cost

assumptions.

The fair values determined for

accounts receivable, accounts

payable, and most other current

assets and current
liabilities were equivalent to the carrying

value due to their short-term

nature.

The total consideration

of $
8.7
billion was allocated to the identifiable

assets and liabilities based on their fair values

at the acquisition date.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

94
Assets Acquired Millions of Dollars
Accounts receivable, net $
337
Inventories
20
Net properties, plants and equipment
8,624
Other assets
50
Total assets

acquired
$
9,031
Liabilities Assumed
Accounts payable $
211
Accrued income and other taxes
6
Other accruals
20
Asset retirement obligations

and accrued environmental costs
86
Other liabilities and deferred credits
36
Total liabilities

assumed
$
359
Net assets acquired $
8,672
With the completion of the Shell Permian transaction,

we acquired proved and unproved

properties of
approximately $
4.2

billion and $
4.4

billion, respectively.

We recognized approximately

$
44

million of transaction-
related costs which were expensed

during 2021.

Supplemental Pro Forma (unaudited)
The following tables summarize the

unaudited supplemental pro

forma financial information fo

r

the year ended
December 31, 2021, and 2020, as if we had completed the acquisitions of Concho and the Shell Permian assets on
January 1, 2020.
Millions of Dollars
Year Ended December 31, 2021
Pro forma Pro forma
As reported Shell Combined
Total

Revenues and Other Income
$
48,349
3,220
51,569
Income (loss) before income taxes
12,712
1,201
13,913
Net Income (Loss) attributable to

ConocoPhillips
8,079
920
8,999
Earnings per share:
Basic net loss $
6.09
6.78
Diluted net loss
6.07
6.76
Millions of Dollars
Year Ended December 31, 2020
Pro forma Pro forma Pro forma
As reported Concho Shell Combined
Total

Revenues and Other Income
$
19,256
3,762
1,685
24,703
Income (loss) before income taxes
(3,140)
787
(247)
(2,600)
Net Income (Loss) attributable to

ConocoPhillips
(2,701)
498
(189)
(2,392)
Earnings per share:
Basic net loss $
(2.51)
(1.75)
Diluted net loss
(2.51)
(1.75)

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
The unaudited supplemental pro forma

financial information is presented

for illustration purposes

only and is not
necessarily indicative of the operating

results that would have occurred

had the transactions been completed on
January 1, 2020, nor is it necessarily indicative of future

operating results of the combined entity.

The unaudited
pro forma financial information

for the twelve-month period ending December 31, 2020

is a result of combining
the consolidated income statement

of ConocoPhillips with the results of Concho and the assets

acquired from
Shell.

The pro forma results do not

include transaction-related costs,

nor any cost savings anticipated

as a result of
the transactions.

The pro forma results include adjustments

from Concho’s historical

results to reverse
impairment expense of $
10.5

billion and $
1.9

billion related to oil and gas properties

and goodwill, respectively.

Other adjustments made relate primarily to

DD&A, which is based on the unit-of-production

method, resulting
from the purchase price allocated

to properties, plants and equipment.

We believe the estimates

and assumptions
are reasonable, and the relative

effects of the transaction are

properly reflected.
Announced Acquisitions
In December 2021, we announced that we have

notified Origin Energy that we are exercising

our preemption right
to purchase an additional
10

percent shareholding interest

in APLNG from Origin Energy for $
1.645

billion, which
will be funded from cash on the balance sheet, before

customary adjustments.

The effective date of the
transaction will be July 1, 2020 with closing anticipated

to occur in the first quarter of 2022 subject

to Australian
government approval.

See
Note 4

and
Note 7
.
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

date.

Results of
operations related to

this transaction are reflected in

our Asia Pacific segment.

See Note 11
.
In the second half of 2021, we sold our interests

in certain noncore assets in our Lower 48 segment for
approximately $
250

million after customary adjustments,

recognizing a before-tax gain

on sale of approximately
$
58

million.

We also completed the sale of our

noncore exploration

interests in Argentina,

recognizing a before-
tax loss on disposition of $
179

million.

Results of operations for

Argentina were reported

in our Other
International segment.

In 2021, we recorded contingent

payments of $
369

million relating to previous dispositions.

The contingent
payments are recorded

as gain on disposition on our consolidated

income statement and are

reflected within our
Canada and Lower 48 segments.

In our Canada segment, the
contingent payment, calculated and paid on a
quarterly basis, is $6 million CAD for every $1 CAD by which the WCS quarterly average crude price exceeds $52
CAD per barrel
.

The term for contingent

payments in our Canada segment ends on

May 16, 2022.

In our Lower 48
segment, the
contingent payment, paid on an annual basis, is calculated monthly at $7 million per month in which the U.S. Henry Hub price is at or above $3.20 per MMBTU
.

The term for contingent payments

in our Lower 48
segment goes through 2023.

No

contingent payments were

recorded in 2020.

Planned Dispositions
In December 2021, we entered into

an agreement to sell two subsidiaries holding

our Indonesia assets and
operations to MedcoEnergi for

$
1.355

billion, before customary

adjustments, with an effective

date of January 1,
2021.

The subsidiaries hold our
54

percent interest in the Indonesia

Corridor Block Production Sharing Contract
(PSC) and a
35

percent shareholding interest

in the Transasia Pipeline

Company.

The net carrying value is
approximately $
0.4

billion, which consists primarily of PP&E.

The assets met the held for sale criteria in the fourth
quarter,

and as of December 31, 2021, we have reclassified

$
0.3

billion of PP&E to “Prepaid expenses and

other
current assets” and $
0.1

billion of noncurrent ARO to “Other accruals”

on our consolidated balance sheet.

The
before-tax earnings associated

with our Indonesia subsidiaries were $
604

million, $
394

million and $
512

million for
the years ended December 31, 2021, 2020 and 2019, respectively

.

This transaction is expected to close in

early
2022, subject to regulatory approvals

and other specific conditions precedent.

Results of operations for

the
subsidiaries to be sold are reported within our

Asia Pacific segment.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

96
In January 2022, we entered into

an agreement to sell our interests

in certain noncore assets in the Lower 48
segment for $
440

million, before customary adjustments.

This transaction is expected to

close in the second
quarter of 2022.

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
In May 2020, we completed the divestiture

of our subsidiaries that held our Australia

-West assets and operations,
and based on an effective date

of January 1, 2019, we received proceeds

of $
765

million.

We recognized a

before-
tax gain of $
587

million related to this transaction

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
date in May 2020 averaged
43

MBOED.

The sales agreement entitled us to

an additional $
200

million upon FID of
the Barossa development project.

Results of operations for

the subsidiaries sold were reported

in our Asia Pacific
segment.
2019
Assets Sold
In January 2019, we entered into

agreements to sell our
12.4

percent ownership interests

in the Golden Pass LNG
Terminal and

Golden Pass Pipeline.

We also entered into

agreements to amend our contractual

obligations for
retaining use of the facilities.

As a result of entering into these agreements,

we recorded a before

-tax impairment
of $
60

million in the first quarter of 2019 which is

included in the “Equity in earnings of affiliates”

line on our
consolidated income statement.

We completed the sale in the second

quarter of 2019.

Results of operations for
these assets were reported in our Lower

48 segment.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
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
approximately $
0.5

billion, consisting primarily of $
1.6

billion of PP&E, $
0.5

billion of cumulative foreign currency
translation adjustments, and $
0.3

billion of deferred tax assets,

offset by $
1.8

billion of ARO and negative $
0.1
billion of working capital.

The before-tax earnings associated

with the subsidiaries sold, including the gain on
dispositions noted above, was $
2.1

billion for the year ended December 31, 2019.

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
Note 4—Investments,

Loans and Long-Term

Receivables
Components of investments, loans

and long-term receivables at December 31 were:
Millions of Dollars
2021 2020
Equity investments $
6,701
7,596
Loans and advances—related parties
-
114
Long-term receivables
98
137
Long-term investments in debt

securities
248
217
Other investments
66
67
$
7,113
8,131
Equity Investments
Affiliated companies in which we had a significant

equity investment at December 31, 2021,

included:
●
APLNG—
37.5

percent owned joint venture

with Origin Energy (
37.5

percent) and Sinopec (
25

percent)—
to produce CBM from the Bowen and

Surat basins in Queensland, Australia,

as well as process and export
LNG.
●
Qatar Liquefied Gas Company Limited

(3) (QG3)—
30

percent owned joint venture

with affiliates of
QatarEnergy (
68.5

percent) and Mitsui & Co., Ltd. (
1.5

percent)—produces and liquefies

natural gas from
Qatar’s North Field, as well as exports

LNG.
Summarized 100 percent earnings

information for equity method

investments in affiliated

companies,

combined, was as follows:
Millions of Dollars
2021 2020 2019
Revenues $
11,824
7,931
11,310
Income before income taxes
3,946
1,843
3,726
Net income
2,557
1,426
3,085

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

98
Summarized 100 percent balance sheet information

for equity method investments

in affiliated companies,

combined, was as follows:
Millions of Dollars
2021 2020
Current assets $
4,493
2,579
Noncurrent assets
36,602
35,257
Current liabilities
3,498
2,110
Noncurrent liabilities
17,465
18,099
Our share of income taxes incurred

directly by an equity method investee

is reported in equity in earnings of
affiliates, and as such is not included in income taxes

on our consolidated financial statements.
At December 31, 2021, retained earnings

included $
42

million related to the undistributed

earnings of affiliated
companies.

Dividends received from affiliates

were $
1,279

million, $
1,076

million and $
1,378

million in 2021, 2020
and 2019, respectively.

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

All amounts were
drawn from the facility.

APLNG achieved financial completion on its original

$
8.5

billion project finance facility
during the third quarter of 2017, resulting in the facility

being nonrecourse.

The project financing facility has been
refinanced over time and at December 31, 2021, this

facility was composed of a financing agreement

with the
Export-Import Bank of the United States,

a commercial bank facility and
two

United States Private

Placement note
facilities.

APLNG made its first principal and interest

repayment in March 2017 and is scheduled to

make
bi-annual
payments until September 2030.

At December 31, 2021, a balance of $
5.7

billion was outstanding on the facilities.

See Note 10
.
During the fourth quarter of 2021, Origin Energy Limited

agreed to the sale of
10

percent of their interest in

APLNG
for $
1.645

billion, before customary

adjustments.

ConocoPhillips announced in December 2021 that we were
exercising our preemption

right under the APLNG Shareholders Agreement

to purchase an additional
10

percent
shareholding interest in APLNG, subject

to government approvals.

The sales price associated with this preemption
right was determined to reflect

a relevant observable market

participant view of APLNG’s

fair value which was
below the carrying value of our existing

investment in APLNG.

Based on a review of the facts and circumstances
surrounding this decline in fair value,

we concluded in the fourth quarter of 2021 the impairment

was other than
temporary under the guidance of FASB

ASC Topic 323,

and the recognition of an impairment of our existing
investment was necessary.

Accordingly,

we recorded a noncash $
688

million, before-tax and

after-tax impairment
in the fourth quarter of 2021.

The impairment, which is included in the “Impairments” line on our consolidated
income statement, had the

effect of reducing the carrying value

of our existing investment

to $
5,574

million as of
December 31, 2021.

This carrying value is included in the “Investments

and long-term receivables” line on our
consolidated balance sheet.

See Note 7
.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
The historical cost basis of our
37.5

percent share of net assets on the books

of APLNG was $
5,523

million,
resulting in a basis difference of $
51

million on our books.

The basis difference, which is substantially

all
associated with PP&E and subject to amortization,

has been allocated on a relative

fair value basis to individual
production license areas owned by APLNG.

Any future additional payments

are expected to be allocated

in a
similar manner.

As the joint venture produces

natural gas from each license, we amortize

the basis difference
allocated to that license using the unit-of-production

method.

Included in net income (loss) attributable

to
ConocoPhillips for 2021, 2020 and 2019 was

after-tax expense

of $
39

million, $
41

million and $
36

million,
respectively,

representing the amortization

of this basis difference on currently

producing licenses.
QG3
QG3 is a joint venture that owns an

integrated large-scale

LNG project located in Qatar.

We provided project
financing, with a current outstanding balance of $
114

million as described below under “Loans.”

At December 31,
2021, the book value of our equity method investment

in QG3, excluding the project financing, was

$
736

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

See Note 3
.
Loans
As part of our normal ongoing business operations

and consistent with industry practice,

we enter into numerous
agreements with other parties to pursue

business opportunities.

Included in such activity are loans to certain
affiliated and non-affiliated

companies.

At December 31, 2021, significant loans

to affiliated companies include $
114

million in project financing to QG3
which is recorded within the “Accounts

and notes receivable—related

parties” line on our consolidated balance
sheet.

QG3 secured project financing of $
4.0

billion in December 2005, consisting of $
1.3

billion of loans from
export credit agencies (ECA), $
1.5

billion from commercial banks

and $
1.2

billion from ConocoPhillips.

The
ConocoPhillips loan facilities have

substantially the same terms as the ECA

and commercial bank facilities.

On
December 15, 2011, QG3 achieved financial completion

and all project loan facilities became nonrecourse

to the
project participants.

Semi-annual

repayments began in January 2011 and

will extend through July 2022.
Note 5—Investment in Cenovus

Energy
Our investment in Cenovus Energy

(CVE) common shares is carried on our balance sheet

at fair value.
December 31
2021 2020
Number of shares of CVE common stock (millions)
91
208
Ownership of issued and outstanding common

stock
4.5
%
16.9
Closing price on NYSE on last trading day

($/share)
$
12.28
6.04
Fair Value (millions

of dollars)
$
1,117
1,256
During 2021, we began to dispose of CVE shares,

selling
117

million shares during the year,

recognizing proceeds of
$
1.18

billion, $
1.14

billion of which was received during the year.

Proceeds related to the sale of our

CVE shares
are presented within “Cash Flows from

Investing Activities” on our consolidated

statement of cash flows.

Subject
to market conditions, we intend

to continue to decrease our investment.

All gains and losses are recognized

within “Other income (loss)” on our consolidated

income statement.

See Note
13
.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

100
Millions of Dollars
2021 2020 2019
Total

Net gain (loss) on equity securities
$
1,040
(855)
649
Less: Net gain (loss) on equity securities sold during

the period
473
Unrealized gain (loss) on equity securities

still held at

the reporting date
$
567
(855)
649
Note 6—Suspended Wells and

Exploration Expenses
The following table reflects the net

changes in suspended exploratory

well costs during 2021, 2020 and 2019:
Millions of Dollars
2021 2020 2019
Beginning balance at January 1 $
682
1,020
856
Additions pending the determination of proved

reserves
10
164
239
Reclassifications to proved

properties
-
(42)
(11)
Sales of suspended wells
-
(313)
(54)
Charged to dry hole expense

(32)
(147)
(10)
Ending balance at December 31

$
660
682
1,020
*
*Includes $
313

million of assets held for sale in Australia-West at December 31, 2019.
For additional details on suspended wells charged to dry hole expense, see the Exploration Expenses section of this Note.

The following table provides an aging

of suspended well balances at December 31:
Millions of Dollars
2021 2020 2019
Exploratory well costs capitalized

for a period of one year or less
$
4
156
206
Exploratory well costs capitalized

for a period greater than one year
656
526
814
Ending balance $
660
682
1,020
*
*Includes $
313

million of assets held for sale in Australia-West at December 31, 2019.
Number of projects with exploratory

well costs capitalized for

a period
greater than one year
22
22
23

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
The following table provides a further

aging of those exploratory

well costs that have been capitalized

for more
than one year since the completion of drilling as of December 31, 2021:
Millions of Dollars
Suspended Since
Total 2018-2020 2015-2017 2004-2014
Willow—Alaska (1)
313
262
51
-
Surmont—Canada (1)
121
2
19
100
PL 1009—Norway (1)
43
43
-
-
PL 891—Norway
(1)
34
34
-
-
Narwhal Trend—Alaska (1)
25
25
-
-
WL4-00—Malaysia (1)
24
24
-
-
PL782S—Norway
(1)
22
22
-
-
NC 98—Libya
(2)
13
-
-
13
Other of $10 million or less each (1)(2)
61
21
11
29
Total $
656
433
81
142
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

We no longer
believe the project will advance,

and there is no current market

for the asset.
In our Other International segment, our interests

in the Middle Magdalena Basin of Colombia are in force

majeure.

As we had no immediate plans to perform

under existing contracts;

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

Austin Chalk acreage.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

102
Note 7—Impairments
During 2021, 2020 and 2019, we recognized the following

before-tax impairment

charges:
Millions of Dollars
2021 2020 2019
Alaska $
5
-
-
Lower 48

(8)
804
402
Canada
6
3
2
Europe, Middle East and North Africa

(24)
6
1
Asia Pacific

695
-
-
$
674
813
405
2021
We recorded an impairment

of $
688

million on our APLNG investment included within

the Asia Pacific segment.

See
Note 4

and
Note 13
.
In our Lower 48 segment, we recorded

a credit to impairment of $
89

million due to a decreased ARO estimate

for a
previously sold asset, in which we retained

the ARO liability.

This was offset by recorded

impairments of $
84
million during the fourth quarter of 2021, related

to certain noncore assets

due to changes in development plans.

See Note 13
.
In our Europe, Middle East and North

Africa segment, we recorded a credit

to impairment of $
24

million due to
decreased ARO estimates on fields

in Norway which ceased production and

were fully depreciated in prior years.

2020
We recorded impairments

of $
813

million, primarily related to certain

noncore assets in the Lower 48.

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

See Note 13
.
2019

In the Lower 48, we recorded impairments

of $
402

million, primarily related to developed

properties in our
Niobrara asset which were written

down to fair value less costs

to sell.

See Note 3
.
Note 8—Asset Retirement

Obligations and Accrued Environmental

Costs
Asset retirement obligations

and accrued environmental costs

at December 31 were:
Millions of Dollars
2021 2020
Asset retirement obligations $
5,926
5,573
Accrued environmental costs
187
180
Total

asset retirement obligations

and accrued environmental costs
6,113
5,753
Asset retirement obligations

and accrued environmental costs

due within one year*
(359)
(323)
Long-term asset retirement obligations

and accrued environmental costs
$
5,754
5,430
*Classified as a current liability on the balance sheet under “Other accruals.”

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
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

impairment, if
the asset had been previously impaired, or as a credit

to DD&A, if the asset had not been previously impaired

.
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
During 2021 and 2020, our overall ARO changed as

follows:
Millions of Dollars
2021 2020
Balance at January 1 $
5,573
6,206
Accretion of discount
238
248
New obligations
555
262
Changes in estimates of existing

obligations
(113)
(307)
Spending on existing obligations
(164)
(116)
Property dispositions
(108)
(771)
Foreign currency translation
(55)
51
Balance at December 31 $
5,926
5,573
Accrued Environmental Costs
Total

accrued environmental costs

at December 31, 2021 and 2020, were $
187

million and $
180

million,
respectively.

We had accrued environmental

costs of $
135

million and $
116

million at December 31, 2021 and 2020,
respectively,

related to remediation

activities in the U.S. and Canada.

We had also accrued in Corporate

and Other
$
36

million and $
48

million of environmental costs

associated with sites no longer in operation

at December 31,
2021 and 2020, respectively.

In addition, both December 31, 2021 and 2020, included a $
16

million accrual, where
the company has been named a potentially

responsible party under the Federal Comprehensive

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
liabilities of $
109

million at December 31, 2021.

The total expected future undiscounted

payments related to the
portion of the accrued environmental costs

that have been discounted

are $
153

million.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

104
Note 9—Debt
Long-term debt at December 31 was:
Millions of Dollars
2021 2020
9.125
% Debentures due 2021 $
-
123
2.4
% Notes due 2022
329
329
7.65
% Debentures due 2023
78
78
3.35
% Notes due 2024
426
426
8.2
% Debentures due 2025
134
134
3.35
% Notes due 2025
199
199
6.875
% Debentures due 2026
67
67
4.95
% Notes due 2026
1,250
1,250
7.8
% Debentures due 2027
203
203
3.75
% Notes due 2027
981
-
3.75
% Notes due 2027
19
-
4.3
% Notes due 2028
973
-
4.3
% Notes due 2028
27
-
7.375
% Debentures due 2029
92
92
7
% Debentures due 2029
200
200
6.95
% Notes due 2029
1,549
1,549
8.125
% Notes due 2030
390
390
2.4
% Notes due 2031
489
-
2.4
% Notes due 2031
11
-
7.2
% Notes due 2031
575
575
7.25
% Notes due 2031
500
500
7.4
% Notes due 2031
500
500
5.9
% Notes due 2032
505
505
4.15
% Notes due 2034
246
246
5.95
% Notes due 2036
500
500
5.951
% Notes due 2037
645
645
5.9
% Notes due 2038
600
600
6.5
% Notes due 2039
2,750
2,750
4.3
% Notes due 2044
750
750
5.95
% Notes due 2046
500
500
7.9
% Debentures due 2047
60
60
4.875
% Notes due 2047
800
-
4.85
% Notes due 2048
590
-
4.85
% Notes due 2048
10
-
Floating rate notes due 2022 at
1.02
% –
1.12
% during 2021 and

1.12
% –
2.81
% during 2020
500
500
Marine Terminal

Revenue Refunding Bonds due 2031 at
0.04
% –
0.15
% during

2021 and
0.1
% –
7.5
% during 2020
265
265
Industrial Development Bonds due 2035 at
0.04
% –
0.12
% during 2021 and

0.11
% –
7.5
% during 2020
18
18
Commercial Paper at
0.05
% –
0.22
% during 2021
-
300
Other
35
38
Debt at face value
17,766
14,292
Finance leases
1,261
891
Net unamortized premiums, discounts and debt

issuance costs
907
186
Total

debt
19,934
15,369
Short-term debt
(1,200)
(619)
Long-term debt $
18,734
14,750

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
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

billion, was tendered and accepted.

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

See Note 3.

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

of credit, we had access to
$
6.0

billion in available borrowing capacity

under our revolving credit facility

at December 31, 2021.

We had
no
direct borrowings, letters

of credit, and $
300

million of commercial paper outstanding

as of December 31, 2020.
For information on Finance Leases,
see Note 15
.

The current credit ratings on our

long-term debt are:
●
Fitch: “A” with a “stable” outlook
.

●
S&P: “A-” with a “stable” outlook
.

●
Moody’s: “A3” with a “positive” outlook
.

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

At both December 31, 2021 and 2020, we had $
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

ConocoPhillips

2021 10-K

106
Note 10—Guarantees
At December 31, 2021, we were liable for

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
APLNG Guarantees
At December 31, 2021, we had outstanding

multiple guarantees in connection with our
37.5

percent ownership
interest in APLNG.

The following is a description of the guarantees

with values calculated utilizing December 2021
exchange rates:

●
During the third quarter of 2016, we issued a guarantee

to facilitate the withdrawal

of our pro-rata
portion of the funds in a project finance reserve account.

We estimate the remaining

term of this
guarantee to be
9

years.

Our maximum exposure under this guarantee

is approximately $
170

million and
may become payable if an enforcement

action is commenced by the project finance lenders

against
APLNG.

At December 31, 2021, the carrying value of this

guarantee is approximately

$
14

million.
●
In conjunction with our original purchase of an ownership

interest in APLNG from Origin Energy

in
October 2008, we agreed to reimburse

Origin Energy for our share of the existing

contingent liability
arising under guarantees of an existing

obligation of APLNG to deliver natural

gas under several sales
agreements.

The final guarantee expires

in the fourth quarter of 2041.

Our maximum potential liability
for future payments, or cost

of volume delivery, under

these guarantees is estimated

to be $
660

million
($
1.2

billion in the event of intentional

or reckless breach) and would become payable

if APLNG fails to
meet its obligations under these agreements

and the obligations cannot otherwise be mitigated.

Future
payments are considered unlikely,

as the payments, or cost of volume delivery,

would only be triggered if
APLNG does not have enough natural

gas to meet these sales commitments and

if the co-ventures do not
make necessary equity contributions

into APLNG.
●
We have guaranteed

the performance of APLNG with regard

to certain other contracts

executed in
connection with the project’s continued

development.

The guarantees have

remaining terms of
15 to 24
years

or the life of the venture.

Our maximum potential amount of future payments

related to these
guarantees is approximately

$
180

million and would become payable

if APLNG does not perform.

At
December 31, 2021, the carrying value of these guarantees

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
guaranteed entities, or as a result

of nonperformance of contractual

terms by guaranteed parties.

At

December 31, 2021, the carrying value of these guarantees

was approximately $
8

million.
Indemnifications
Over the years, we have entered

into agreements to sell ownership

interests in certain legal

entities, joint ventures
and assets that gave rise to

qualifying indemnifications.

These agreements include indemnifications for

taxes and
environmental liabilities.

The carrying amount recorded for

these indemnifications at December 31, 2021, was
approximately $
20

million.

Those related to environmental

issues have terms that are generally

indefinite and the
maximum amounts

of future payments are generally

unlimited.

Although it is reasonably possible future
payments may exceed

amounts recorded, due to

the nature of the indemnifications, it is not possible to

make a
reasonable estimate of the maximum potential

amount of future payments.

See Note 11
for additional
information about environmental

liabilities.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
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

See Note 17
,
for
additional information about income tax

-related contingencies.
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

accruals for
environmental liabilities based on

management’s best estimates

.

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

In the future, we may be involved

in additional environmental
assessments, cleanups and proceedings.

See
Note 8
,
for a summary of our accrued environmental

liabilities.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

108
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
environmental contamination

and damages from historic operations

,

and climate change.

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

In addition, at December 31, 2021, we had performance

obligations secured by letters

of credit of $
337
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
768
million in connection with the ICC award.

ConocoPhillips has ensured that

the settlement and any actions taken

in
enforcement thereof meet all

appropriate U.S. regulatory

requirements, including those related

to any applicable
sanctions imposed by the U.S. against

Venezuela.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
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

Because Plaintiffs’ SLCRMA theories are

unprecedented, there is uncertainty

about these claims (both as to
scope and damages) and we continue to

evaluate our exposure in these lawsuits

.
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

ConocoPhillips continues to evaluate

our exposure in these lawsuits.
On May 10, 2021, ConocoPhillips filed arbitration

under the rules of the Singapore International

Arbitration Centre
(SIAC) against Santos KOTN

Pty Ltd. and Santos Limited for

their failure to timely pay the $
200

million bonus due
upon FID of the Barossa development project

under the sale and purchase agreement.

Santos KOTN

Pty Ltd. and
Santos Limited have filed a response

and counterclaim, and the arbitration

is underway.
In July 2021, a federal securities class action

was filed against Concho, certain

of Concho’s officers,

and
ConocoPhillips as Concho’s

successor in the United States District Court

for the Southern District of Texas.

On
October 21, 2021, the court issued an order appointing

Utah Retirement Systems

and the Construction Laborers
Pension Trust

for Southern California as lead plaintiffs

(Lead Plaintiffs).

On January 7, 2022, the Lead Plaintiffs filed
their consolidated complaint alleging that

Concho made materially false and misleading

statements regarding

its
business and operations in violation of the federal

securities laws and seeking unspecified damages, attorneys’
fees, costs, equitable/injunctive

relief, and such

other relief that may be deemed appropriate.

We believe the
allegations in the action are without merit, and we

intend to vigorously defend

this litigation.
Long-Term Throughput

Agreements and Take

-or-Pay Agreements
We have certain throughput

agreements and take-or-pay

agreements in support of financing arrangements.

The
agreements typically provide for

natural gas or crude oil transportation

to be used in the ordinary course of
business.

The aggregate amounts of estimated

payments under these various agreements

are: 2022—$
7

million;
2023—$
7

million; 2024—$
7

million; 2025—$
7

million; 2026—$
7

million; and 2027 and after—$
43

million.

Total

payments under the agreements were

$
27

million in 2021, $
25

million in 2020 and $
25

million in 2019.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

110
Note 12—Derivative and Financial Instruments
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
Millions of Dollars
2021 2020
Assets
Prepaid expenses and other current

assets
$
1,168
229
Other assets
75
26
Liabilities
Other accruals
1,160
202
Other liabilities and deferred credits
63
18
The gains (losses) from commodity derivatives

incurred, and the line items where they appear on our

consolidated
income statement were:
Millions of Dollars
2021 2020 2019
Sales and other operating revenues $
(228)
19
141
Other income (loss)
25
4
4
Purchased commodities
75
11
(118)
On January 15, 2021, we assumed financial derivative instruments consisting of oil and natural gas

swaps in
connection with the acquisition of Concho.

At the acquisition date, the financial derivative

instruments acquired
were recognized at fair

value as a net liability of $
456

million with settlement dates under the contracts

through
December 31, 2022.

During 2021, we recognized a loss

on settlement of the contracts for

$
305

million.

This loss
associated with the acquired financial instruments

is recorded within the “Sales and other operating

revenues” line
on our consolidated income statement.

In connection with the settlement, we issued

a cash payment of $
761
million during 2021.

Cash settlements related to

the derivative contracts

are presented within “Cash Flows From
Operating Activities” on our consolidated

statement of cash flows.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
The table below summarizes our material

net exposures resulting from

outstanding commodity derivative
contracts:
Open Position
Long/(Short)
2021 2020
Commodity
Natural gas and power (billions

of cubic feet equivalent)
Fixed price
4
(20)
Basis
(22)
(10)
Foreign Currency Exchange

Derivatives
We have foreign

currency exchange rate

risk resulting from international

operations.

Our foreign currency
exchange derivative activity

primarily relates to managing our cash

-related foreign currency

exchange rate
exposures, such as firm commitments for

capital programs or local currency

tax payments, dividends and

cash
returns from net investments

in foreign affiliates, and

investments in equity securities.
Our foreign currency exchange

derivative instruments are

held at fair value on our consolidated

balance sheet.

Related cash flows are included

within operating activities on our consolidated

statement of cash flows.

We do
not elect hedge accounting on our foreign

currency exchange derivatives.
The following table presents the gross

fair values of our foreign currency

exchange derivatives,

excluding
collateral, and the line items where

they appear on our consolidated balance

sheet:
Millions of Dollars
2021 2020
Assets
Prepaid expenses and other current

assets
$
28
2
Liabilities
Other accruals
9
16
The (gains) losses from foreign

currency exchange derivatives

incurred and the line item where they appear

on our consolidated income statement

were:
Millions of Dollars
2021 2020 2019
Foreign currency transaction

(gains) losses

$
(5)
(40)
16
We had the following net notional

position of outstanding foreign currency

exchange derivatives:
In Millions
Notional Currency

2021 2020
Foreign Currency Exchange

Derivatives
Buy British pound, sell euro GBP
155
-
Sell British pound, buy euro GBP
-
5
Sell Canadian dollar,

buy U.S. dollar
CAD
-
370
Buy Canadian dollar,

sell U.S. dollar
CAD
77
-
Buy Australian dollar,

sell U.S. dollar
AUD
1,850
-

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

112
At December 31, 2021, we had outstanding foreign currency exchange forward contracts to buy $1.9 billion AUD at
$0.715 AUD against the U.S. dollar in anticipation of our future acquisition of an additional interest in APLNG. At
December 31, 2020, we had outstanding foreign currency exchange forward contracts to sell $0.45 billion CAD at
$0.748 CAD against the U.S. dollar
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
●
Asset-backed securities: Collateralized

debt securities.
The following investments

are carried on our consolidated

balance sheet at cost, plus accrued interest

and the
table reflects remaining maturities

at December 31, 2021 and 2020:

Millions of Dollars
Carrying Amount
Cash and Cash
Equivalents
Short-Term
Investments
Investments and Long-
Term Receivables
2021 2020 2021 2020 2021 2020
Cash $
670
597
Demand Deposits
1,554
1,133
Time Deposits
1 to 90 days
2,363
1,225
217
2,859
91 to 180 days
4
448
Within one year
4
13
One year through five years
-
1
U.S. Government Obligations
1 to 90 days
431
23
-
-
$
5,018
2,978
225
3,320
-
1

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
The following investments

in debt securities classified as available for

sale are carried at fair value on

our
consolidated balance sheet at December 31, 2021 and

2020:
Millions of Dollars
Carrying Amount
Cash and Cash
Equivalents
Short-Term
Investments
Investments and Long-
Term Receivables
2021 2020 2021 2020 2021 2020
Major Security Type
Corporate Bonds $
3
-
128
130
173
143
Commercial Paper
7
13
82
155
U.S. Government Obligations
-
-
-
4
2
13
U.S. Government Agency

Obligations
2
-
8
17
Foreign Government Obligations
7
-
2
2
Asset-backed Securities
2
-
63
41
$
10
13
221
289
248
216
Cash and Cash Equivalents and Short-Term

Investments have

remaining maturities within one year.
Investments and Long-Term

Receivables have remaining

maturities that vary from greater

than one year through
eight years.
The following table summarizes the

amortized cost basis and fair value

of investments in debt securities classified
as available for sale at December 31:
Millions of Dollars
Amortized Cost Basis Fair Value
2021 2020 2021 2020
Major Security Type
Corporate Bonds $
305
271
304
273
Commercial Paper
88
168
89
168
U.S. Government Obligations
2
17
2
17
U.S. Government Agency Obligations
10
17
10
17
Foreign Government Obligations
9
2
9
2
Asset-Backed Securities
65
41
65
41
$
479
516
479
518
As of December 31, 2021 and 2020, total unrealized

losses for debt securities classified as available

for sale with
net losses were negligible.

Additionally,

as of December 31, 2021 and 2020, investments in these

debt securities in
an unrealized loss position for which an

allowance for credit losses has not been

recorded were negligible.

For the years

ended December 31, 2021 and 2020, proceeds from sales and

redemptions of investments

in debt
securities classified as available for sale were

$
594

million and $
422

million, respectively.

Gross realized gains and
losses included in earnings from those sales and redemptions were negligible.

The cost of securities sold and
redeemed is determined using the specific identification

method.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

114
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

features that were in
a liability position on December 31, 2021 and December 31, 2020, was $
281

million and $
25

million, respectively.

For these instruments,
no

collateral was posted as

of December 31, 2021 or December 31, 2020.

If our credit
rating had been downgraded below investment

grade on December 31, 2021, we would

have been required to
post $
252

million of additional collateral, either with cash

or letters of credit.
Note 13—Fair Value

Measurement
We carry a portion of our assets and liabilities at

fair value that are measured at

the reporting date using an exit
price (i.e., the price that would be received to sell an

asset or paid to transfer

a liability) and disclosed according to
the quality of valuation inputs under the fair value

hierarchy.
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

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
Recurring Fair Value

Measurement
Financial assets and liabilities reported at fair

value on a recurring basis primarily include our investment

in CVE
common shares, our investment

s

in debt securities classified as available for

sale, and commodity derivatives.

●
Level 1 derivative assets and

liabilities primarily represent exchange

-traded futures and options that

are
valued using unadjusted prices available

from the underlying exchange.

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
December 31, 2021 December 31, 2020
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Assets
Investment in Cenovus Energy $
1,117
-
-
1,117
1,256
-
-
1,256
Investments in debt securities
2
477
-
479
17
501
-
518
Commodity derivatives
562
619
62
1,243
142
101
12
255
Total

assets
$
1,681
1,096
62
2,839
1,415
602
12
2,029
Liabilities
Commodity derivatives $
593
543
87
1,223
120
91
9
220
Total

liabilities
$
593
543
87
1,223
120
91
9
220

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

116
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
Amounts Subject to Right of Setoff
Gross Amounts Not Gross Net
Amounts Subject to Gross Amounts Amounts Cash Net
Recognized Right of Setoff Amounts Offset Presented Collateral Amounts
December 31, 2021
Assets $
1,243
85
1,158
650
508
-
508
Liabilities
1,223
82
1,141
650
491
36
455
December 31, 2020
Assets $
255
2
253
157
96
10
86
Liabilities
220
1
219
157
62
4
58
At December 31, 2021 and December 31, 2020, we did not present any amounts gross on our consolidated
balance sheet where we had the right of setoff.
Non-Recurring Fair Value

Measurement
The following table summarizes the

fair value hierarchy

by major category and date of remeasurement

for assets
accounted for at fair value

on a non-recurring basis:
Millions of Dollars

Fair Value Measurements

Using
Fair Value
Level 1
Inputs
Level 2
Inputs
Level 3
Inputs
Before-Tax
Loss
Year ended

December 31, 2021
Net PP&E (held for use)

December 31, 2021
$
472
-
-
472
80
Equity Method Investments

December 31, 2021
5,574
-
5,574
-
688
Year ended December 31,

2020
Net PP&E (held for use)

March 31, 2020
$
65
-
-
65
522

December 31, 2020
268
-
-
268
287
Net PP&E (held for use)
During 2021 and 2020, the estimated fair value

of certain noncore assets included

in our Lower 48 segment
declined to amounts below the carrying values.

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

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
Fair Value
(Millions of
Dollars)
Valuation
Technique Unobservable Inputs
Range
(Arithmetic Average)
December 31, 2021
Lower 48 Gulf Coast and
Rockies noncore field $
472
Discounted
cash flow
Commodity production
(MBOED)
0.2

-
17

(
5.4
)
Commodity price outlook*
($/BOE) $
41.45

- $
93.68

($
64.39
)
Discount rate**
7.3
%

-
9.7
% (
8.7
%)
*Commodity price outlook based on a combination of external

pricing service companies' and our internal

outlook for years 2024-2050; future prices escalated

at
2.0
% annually after year 2050.
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
2.0
% annually after year 2050.
**Determined as the weighted average cost

of capital of a group of peer companies,

adjusted for risks where appropriate.
Equity Method Investments
During the fourth quarter of 2021, Origin Energy Limited

agreed to the sale of
10

percent of their interest in

APLNG
for $
1.645

billion, before customary

adjustments.

ConocoPhillips announced in December 2021 that we were
exercising our preemption

right under the APLNG Shareholders Agreement

to purchase an additional 10 percent
shareholding interest in APLNG, subject

to government approvals.

The sales price associated with this preemption
right was determined to reflect

a relevant observable market

participant view of APLNG’s

fair value which was
below the carrying value of our existing

investment in APLNG.

As such, our investment in APLNG was

written
down to its fair value of $
5,574

million, resulting in a before-tax

charge of $
688

million.

See Note 4

and
Note 7
.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

118
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
● Investment in Cenovus Energy:
See Note 5

for a discussion of the carrying value and fair

value of our
investment in CVE common shares.

●
Investments in debt securities classified

as available for sale: The fair value

of investments in debt
securities categorized as Level

1 in the fair value hierarchy

is measured using exchange prices.

The fair
value of investments in debt

securities categorized as Level 2 in

the fair value hierarchy

is measured using
pricing provided by brokers

or pricing service companies that are corroborate

d

with market data.

See
Note
12
.

●
Loans and advances—related parties: The carrying

amount of floating-rate loans

approximates fair value.

The fair value of fixed-rate

loan activity is measured using market

observable data and is categorized

as
Level 2 in the fair value hierarchy.

See Note
4
.
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

debt
.
The following table summarizes the

net fair value of financial instruments

(i.e., adjusted where the right of setoff
exists for commodity derivatives):
Millions of Dollars
Carrying Amount Fair Value
2021 2020 2021 2020
Financial assets
Investment in CVE common shares $
1,117
1,256
1,117
1,256
Commodity derivatives
593
88
593
88
Investments in debt securities
479
518
479
518
Loans and advances—related parties
114
220
114
220
Financial liabilities
Total

debt, excluding finance leases
18,673
14,478
22,451
19,106
Commodity derivatives
537
59
537
59
Commodity Derivatives
At December 31, 2021, commodity derivative

assets and liabilities are presented net with
no

obligation to return
cash collateral and $
36

million of rights to reclaim cash collateral,

respectively.

At December 31, 2020, commodity
derivative assets and liabilities are presented

net with $
10

million in obligations to return

cash collateral and
$
4

million of rights to reclaim cash collateral,

respectively.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
Note 14—Equity
Common Stock
The changes in our shares of common stock,

as categorized in the equity section

of the balance sheet, were:
Shares
2021 2020 2019
Issued
Beginning of year
1,798,844,267
1,795,652,203
1,791,637,434
Acquisition of Concho
285,928,872
-
-
Distributed under benefit plans
6,789,608
3,192,064
4,014,769
End of year
2,091,562,747
1,798,844,267
1,795,652,203
Held in Treasury
Beginning of year
730,802,089
710,783,814
653,288,213
Repurchase of common stock
58,517,786
20,018,275
57,495,601
End of year
789,319,875
730,802,089
710,783,814
Preferred Stock
We have authorized
500

million shares of preferred

stock, par value $
0.01

per share,
none

of which was issued or
outstanding at December 31, 2021 or 2020.
Noncontrolling Interests
In the second quarter of 2020, we completed the divestiture

of our subsidiaries that held our Australia

-West assets
and operations.

These assets included the Darwin LNG and Bayu-Darwin Pipeline operating joint ventures in which
there was a noncontrolling interest.

As a result, as of December 31, 2021 and 2020, we had no

noncontrolling
interests.

Repurchase of Common Stock
In late 2016, we initiated our current

share repurchase program,

which has a current total program

authorization
of $
25

billion of our common stock.

In May 2021, we began a paced monetization

of our CVE common shares, the
proceeds of which have been applied to

share repurchases.

Share repurchases since inception of our current
program totaled
247

million shares at a cost of $
14

billion through the end of December 2021.

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
see Note 10
.

There are no significant restrictions

imposed on us by the lease
agreements with regard to

dividends, asset dispositions or borrowing ability.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

120
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

In
this circumstance, we would recogni

ze both the right-of-use asset

and corresponding lease liability on our
consolidated balance sheet on a proportional

basis consistent with our undivided interest

ownership in the related
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

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
The following table summarizes the

right-of-use assets and lease liabilities for both

the operating and finance
leases on our consolidated balance sheet as of December 31:
Millions of Dollars
2021 2020
Operating
Leases
Finance
Leases
Operating
Leases
Finance
Leases
Right-of-Use Assets
Properties, plants and equipment
Gross $
1,812
1,375
Accumulated DD&A
(857)
(721)
Net PP&E *
955
654
Prepaid expenses and other current

assets
$
16
2
Other assets
649
783
Lease Liabilities
Short-term debt
**
$
280
168
Other accruals
188
226
Long-term debt ***
981
723
Other liabilities and deferred credits
479
559
Total

lease liabilities
$
667
1,261
785
891

*

Includes proportionately consolidated finance lease assets of $
208

million at December 31, 2021 and $
258

million at December 31, 2020.

**

Includes proportionately consolidated finance lease liabilities of $
154

million at December 31, 2021 and $
97

million at December 31, 2020.
***

Includes proportionately consolidated finance lease liabilities of $
462

million at December 31, 2021 and $
522

million at December 31,
2020.

The following table summarizes our

lease costs:
Millions of Dollars
2021 2020 2019
Lease Cost *
Operating lease cost $
278
321
341
Finance lease cost
Amortization of right-of-use assets
148
163
99
Interest on lease liabilities
27
34
37
Short-term lease cost **
21
42
77
Total

lease cost
*** $
474
560
554
*

The amounts presented in the table above have not been adjusted to reflect amounts recovered or reimbursed from oil and gas coventurers.
**

Short-term leases are not recorded on our consolidated balance sheet.
*** Variable lease cost and sublease income are immaterial for the periods presented and therefore are not included in the table above
.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

122
The following table summarizes the

lease terms and discount rates

as of December 31:
2021 2020
Lease Term

and Discount Rate
Weighted-average

term (years)
Operating leases
5.97
6.11
Finance leases
7.49
7.12
Weighted-average

discount rate (percent)
Operating leases
2.66
2.78
Finance leases
3.24
4.27
The following table summarizes other

lease information:
Millions of Dollars
2021 2020 2019
Other Information *
Cash paid for amounts included in the measurement

of lease liabilities
Operating cash flows from operating

leases
$
204
232
203
Operating cash flows from finance

leases
6
11
27
Financing cash flows from finance leases
73
255
81
Right-of-use assets obtained

in exchange for operating

lease liabilities
$
174
250
499
Right-of-use assets obtained

in exchange for finance lease liabilities
447
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

and finance leases at December 31, 2021:
Millions of Dollars
Operating
Leases
Finance

Leases
Maturity of Lease Liabilities
2022 $
195
341
2023
143
199
2024
114
166
2025
68
143
2026
50
139
Remaining years
159
462
Total *
729
1,450
Less: portion representing imputed

interest
(62)
(189)
Total

lease liabilities
$
667
1,261
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

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
Note 16—Employee Benefit Plans
Pension and Postretirement

Plans
An analysis of the projected benefit obligations

for our pension plans and accumulated benefit obligations

for
our postretirement health and life

insurance plans follows:
Millions of Dollars
Pension Benefits Other Benefits
2021 2020 2021 2020
U.S. Int’l. U.S. Int’l.
Change in Benefit Obligation
Benefit obligation at January 1 $
2,548
4,403
2,319
3,880
170
216
Service cost
73
61
85
54
2
2
Interest cost
53
79
66
85
4
6
Plan participant contributions
-
-
-
1
16
18
Plan amendments
-
-
-
2
-
(30)
Actuarial (gain) loss
(117)
(176)
319
398
(16)
7
Benefits paid
(654)
(162)
(241)
(151)
(40)
(49)
Curtailment
12
-
-
2
1
-
Recognition of termination benefits
9
-
-
3
-
-
Foreign currency exchange

rate change
-
(81)
-
129
-
-
Benefit obligation at December 31 * $
1,924
4,124
2,548
4,403
137
170
*Accumulated benefit obligation portion of above at

December 31:
$
1,793
3,658
2,359
4,095
Change in Fair Value

of Plan Assets
Fair value of plan assets at January

1
$
1,770
4,793
1,591
4,306
-
-
Actual return on plan assets
97
147
321
416
-
-
Company contributions
451
119
99
60
24
31
Plan participant contributions
-
1
-
1
16
18
Benefits paid
(654)
(162)
(241)
(151)
(40)
(49)
Foreign currency exchange

rate change
-
(86)
-
161
-
-
Fair value of plan assets at December 31 $
1,664
4,812
1,770
4,793
-
-
Funded Status $
(260)
688
(778)
390
(137)
(170)

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

124
Millions of Dollars
Pension Benefits Other Benefits
2021 2020 2021 2020
U.S. Int’l. U.S. Int’l.
Amounts Recognized in the

Consolidated Balance Sheet at

December 31
Noncurrent assets $
1
991
-
746
-
-
Current liabilities
(29)
(15)
(56)
(11)
(34)
(39)
Noncurrent liabilities
(232)
(288)
(722)
(345)
(103)
(131)
Total

recognized
$
(260)
688
(778)
390
(137)
(170)
Weighted-Average

Assumptions Used to

Determine Benefit Obligations at

December 31
Discount rate
2.80
%
2.15
2.30
1.80
2.65
2.15
Rate of compensation increase
4.00
3.40
4.00
3.10
Interest crediting rate

for applicable benefits
2.50
2.10
Weighted-Average

Assumptions Used to

Determine Net Periodic Benefit Cost

for

Years Ended

December 31
Discount rate
2.60
%
1.80
3.05
2.35
2.35
3.10
Expected return on plan assets
5.20
2.50
5.80
3.60
Rate of compensation increase
4.00
3.40
4.00
3.35
Interest crediting rate

for applicable benefits
2.10
4.10
For both U.S. and international pension

plans, the overall expected long-term

rate of return is developed

from the
expected future return of each asset

class, weighted by the expected allocation

of pension assets to that asset
class.

We rely on a variety of independent

market forecasts

in developing the expected rate

of return for each
class of assets.
During 2021, the actuarial gains related

to the benefit obligations for

U.S. and international plans were primarily
related to an increase in the discount

rates.

During 2020 and 2019, the actuarial losses related to

the benefit
obligations for U.S. and international

plans were primarily related to a decrease

in the discount rates.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
The following tables summarize information

related to the Company's

pension plans with projected and
accumulated benefit obligations

in excess of the fair value of the plans'

assets:
Millions of Dollars
Pension Benefits
2021 2020
U.S. Int’l. U.S. Int’l.
Pension Plans with Projected Benefit Obligation

in
Excess of Plan Assets
Projected benefit obligation $
261
362
2,548
391
Fair value of plan assets
-
58
1,770
35
Pension Plans with Accumulated Benefit

Obligation in
Excess of Plan Assets
Accumulated benefit obligation $
234
271
2,359
338
Fair value of plan assets
-
9
1,770
35
Included in accumulated other comprehensive

income (loss) at December 31 were the following

before-tax

amounts that had not been recognized

in net periodic benefit cost:
Millions of Dollars
Pension Benefits Other Benefits
2021 2020 2021 2020
U.S. Int’l. U.S. Int’l.
Unrecognized net actuarial loss

(gain)
$
188
86
467
326
(1)
14
Unrecognized prior service cost

(credit)
-
1
-
-
(145)
(182)
Millions of Dollars
Pension Benefits Other Benefits
2021 2020 2021 2020
U.S. Int’l. U.S. Int’l.
Sources of Change in Other

Comprehensive Income (Loss)
Net gain (loss) arising during the period $
134
207
(83)
(120)
16
(7)
Amortization of actuarial loss included
in income (loss)*
145
33
95
21
-
1
Net change during the period $
279
240
12
(99)
16
(6)
Prior service credit (cost) arising during the
period
$
-
-
-
(1)
-
30
Amortization of prior service (credit)
included in income (loss)
-
(1)
-
(1)
(37)
(31)
Net change during the period $
-
(1)
-
(2)
(37)
(1)
*Includes settlement (gains) losses recognized in 2021 and 2020.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

126
The components of net periodic benefit cost of all defined

benefit plans are presented in the following

table:
Millions of Dollars
Pension Benefits Other Benefits
2021 2020 2019 2021 2020 2019
U.S. Int’l. U.S. Int’l. U.S. Int’l.
Components of Net

Periodic Benefit Cost
Service cost $
73
61
85
54
79
69
2
2
1
Interest cost
53
79
66
85
79
97
4
6
8
Expected return on plan
assets
(80)
(120)
(85)
(145)
(74)
(138)
-
-
-
Amortization of prior

service credit
-
(1)
-
(1)
-
(2)
(37)
(31)
(33)
Recognized net actuarial

loss (gain)
43
33
51
22
54
32
-
1
(2)
Settlements loss (gain)
102
-
44
(1)
62
-
-
-
-
Curtailment loss
12
-
-
-
-
-
-
-
-
Net periodic benefit cost $
203
52
161
14
200
58
(31)
(22)
(26)
The components of net periodic benefit cost,

other than the service cost component, are included

in the “Other
expenses” line item on our consolidated

income statement.
We recognized pension

settlement losses of $
102

million in 2021, $
43

million in 2020, and $
62

million in 2019 as
lump-sum benefit payments from certain

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
6.5

percent in 2022 that
declines to
5

percent by 2028.

The measurement of the U.S. post-65

retiree medical accumulated

postretirement
benefit obligation assumes a health care

cost trend rate of
4.25

percent in 2022 that increases to
5

percent by
2028.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
Plan Assets
We follow a policy of broadly

diversifying pension plan assets across asset

classes and individual holdings.

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
22

percent equity securities,
74

percent debt
securities,
3

percent real estate

and
1

percent other.

Generally,

the plan investments are publicly

traded,
therefore minimizing liquidity risk

in the portfolio.

The following is a description of the valuation

methodologies used for the pension plan assets.

There have been
no changes in the methodologies used at December 31, 2021 and

2020.
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
Fair values of exchange

-traded derivatives classified

in Level 1 are based on quoted market

prices.

For
other derivatives classified in Level 2, the values

are generally calculated from

pricing models with market
input parameters from third

-party sources.
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

At
December 31, 2021, the participating interest

in the annuity contract was valued

at $
83

million and
consisted of $
206

million in debt securities, less $
123

million for the accumulated benefit obligation
covered by the contract.

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

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

128
The fair values of our pension plan assets at

December 31, by asset class were as follows:

Millions of Dollars
U.S. International
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
2021
Equity securities
U.S. $
3
-
5
8
-
-
-
-
International
42
-
-
42
-
-
-
-
Mutual funds
17
-
-
17
236
403
-
639
Debt securities
Corporate
-
1
-
1
-
-
-
-
Mutual funds
-
-
-
-
511
-
-
511
Cash and cash equivalents
-
-
-
-
68
-
-
68
Real estate
-
-
-
-
-
-
157
157
Total in fair

value hierarchy
$
62
1
5
68
815
403
157
1,375
Investments measured at net asset value*
Equity securities
Common/collective trusts $
394
417
Debt securities
Common/collective trusts
1,073
3,015
Cash and cash equivalents
9
-
Real estate
36
1
Total** $
62
1
5
1,580
815
403
157
4,808

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

Fair Value of Plan Assets.
**Excludes the participating interest in the insurance annuity contract with a net asset of $
83

million and net receivables related to security

transactions of $
5

million.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
The fair values of our pension plan assets at

December 31, by asset class were as follows:

Millions of Dollars
U.S. International
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
2020
Equity securities
U.S. $
-
3
5
8
-
-
-
-
International
99
-
-
99
-
-
-
-
Mutual funds
72
-
-
72
235
384
-
619
Debt securities
Corporate
-
1
-
1
-
-
-
-
Mutual funds
-
-
-
-
455
-
-
455
Cash and cash equivalents
-
-
-
-
74
-
-
74
Derivatives
-
-
-
-
6
-
-
6
Real estate
-
-
-
-
-
-
142
142
Total in fair

value hierarchy
$
171
4
5
180
770
384
142
1,296
Investments measured at net asset value*
Equity securities
Common/collective trusts $
678
372
Debt securities
Common/collective trusts
730
3,007
Cash and cash equivalents
8
-
Real estate
79
112
Total** $
171
4
5
1,675
770
384
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

Code of 1986, as amended.

Contributions to foreign plans
are dependent upon local laws and tax

regulations.

In 2022, we expect to contribute

approximately $
115

million
to our domestic qualified and nonqualified pension

and postretirement benefit plans

and $
80

million to our
international qualified and nonqualified pension and

postretirement benefit plans.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

130
The following benefit payments,

which are exclusive of amounts

to be paid from the insurance annuity contract
and which reflect expected future

service, as appropriate, are expected

to be paid:
Millions of Dollars
Pension Other
Benefits Benefits
U.S. Int’l.
2022 $
369
152
21
2023
185
152
18
2024
176
158
15
2025
154
162
14
2026
144
164
12
2027–2031
557
893
44
The following table summarizes our

severance accrual activity:
Millions of Dollars
2021 2020 2019
Balance at January 1 $
24
23
48
Accruals
170
14
(1)
Benefit payments
(116)
(13)
(24)
Balance at December 31 $
78
24
23
Accruals include severance costs

associated with our company-wide restructuring

program.

Of the remaining
balance at December 31, 2021, $
43

million is classified as short-term.
Defined Contribution Plans
Most U.S. employees are eligible

to participate in the ConocoPhillips Savings

Plan (CPSP).

Employees can deposit
up to
75

percent of their eligible pay,

subject to statutory limits, in the CPSP to a choice of
17

investment options.

Employees who participate in the CPSP and contribute
1

percent of their eligible pay receive

a
6

percent company
cash match with a potential company

discretionary cash contribution of up

to
6

percent.

Effective January 1, 2019,
new employees, rehires, and employees

that elected to opt out of Title II of the ConocoPhillips

Retirement Plan are
eligible to receive a Company Retirement

Contribution (CRC) of
6

percent of eligible pay into

their CPSP.

After
three years

of service with the company,

the employee is
100

percent vested in any

CRC.

Company contributions
charged to expense for the CPSP and

predecessor plans were $
93

million in 2021, $
62

million in 2020, and $
82
million in 2019.
We have several

defined contribution plans for our

international employees, each with its own

terms and eligibility
depending on location.

Total

compensation expense recognized

for these international plans was

approximately
$
26

million in 2021, $
25

million in 2020, and $
30

million in 2019.
Share-Based Compensation Plans
The 2014 Omnibus Stock and Performance Incentive

Plan of ConocoPhillips (the Plan) was approved

by
shareholders in May 2014, replacing

similar prior plans and providing that no new awards

shall be granted under
the prior plans.

Over its
10
-year life, the Plan allows the issuance

of up to
79

million shares of our common stock
for compensation to our employees

and directors; however,

as of the effective date of the

Plan, (i) any shares of
common stock available for

future awards under the prior plans

and (ii) any shares of common stock

represented
by awards granted

under the Plan or the prior plans that are forfeited,

expire or are cancelled without

delivery of
shares of common stock or which result

in the forfeiture of shares

of common stock back to the company

shall be
available for awards

under the Plan.

Of the
79

million shares available for

issuance under the Plan, no more than
40

million shares of common stock are

available for incentive stock

options.

The Human Resources and
Compensation Committee of our Board

of Directors is authorized to

determine the types, terms, conditions and
limitations of awards granted.

Awards may be granted

in the form of, but not

limited to, stock options, restricted

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
stock units and performance share units

to employees and non-employee directors

who contribute to the
company’s continued

success and profitability.
Total

share-based compensation expense is

measured using the grant date

fair value for our equity-classified
awards and the settlement date

fair value for our liability-classified awards.

We recognize share

-based
compensation expense over the shorter

of the service period (i.e., the stated period of time required to earn the
award); or the period beginning at the start

of the service period and ending when an employee first becomes eligible for retirement, but

not less than six months, as this is the minimum period of time required for an award to
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
associated tax benefit were:
Millions of Dollars
2021 2020 2019
Compensation cost $
304
159
274
Tax benefit

76
40
71
Stock Options
—Stock options granted under

the provisions of the Plan and prior plans permit purchase of our common stock at exercise

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

and stock-settled beginning

with 2020 awards.
The following summarizes our stock

option activity for the year ended December 31, 2021:
Millions of Dollars
Weighted-Average Aggregate
Options Exercise Price Intrinsic Value
Outstanding at December 31, 2020
16,922,525
$
55.12
$
22
Exercised
(3,846,361)
51.40
68
Expired or cancelled
(1,102,381)
53.47
Outstanding at December 31, 2021
11,973,783
$
56.46
$
188
Vested at December

31, 2021
11,973,783
$
56.46
$
188
Exercisable at December 31, 2021
11,973,783
$
56.46
$
188
The weighted-average remaining

contractual term of outstanding

options, vested options and exercisable

options
at December 31, 2021, were all
3.06

years.

The aggregate intrinsic value

of options exercised was

$
23

million in
2020 and $
39

million in 2019.

During 2021, we received $
198

million in cash and realized a tax

benefit of $
15

million from the exercise of
options.

At December 31, 2021, all outstanding stock

options were fully vested and there

was no remaining
compensation cost to be recorded.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

132
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

Until issued as stock, most recipients

of the restricted stock units receive

a cash
payment of a dividend equivalent or

an accrued reinvested dividend

equivalent that is charged to retained
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

The following summarizes our stock

-settled stock unit activity for the year

ended December 31, 2021:
Weighted-Average Millions of Dollars
Stock Units Grant Date Fair Value
Total

Fair Value
Outstanding at December 31, 2020
6,431,985
$
58.94
Granted
4,590,103
46.56
Forfeited
(566,047)
48.59
Issued
(2,810,730)
54.74
$
144
Outstanding at December 31, 2021
7,645,311
$
53.81
Not Vested at

December 31, 2021
5,509,133
53.81
At December 31, 2021, the remaining unrecognized

compensation cost from the unvested

stock-settled units was
$
126

million, which will be recognized over

a weighted-average

period of
1.67

years, the longest period being
2.59
years.

The weighted-average

grant date fair value

of stock unit awards granted

during 2020 and 2019 was $
57.40
and $
67.77
, respectively.

The total fair value of stock

units issued during 2020 and 2019 was $
143

million and
$
225

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
equivalent that is charged to

compensation expense.

The accrued reinvested dividend

is paid at the time of
settlement, subject to the terms and

conditions of the award.

Beginning with executive restricted

stock units
granted in 2020 awards will be

settled in stock.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
The following summarizes our cash

-settled stock unit activity for the year

ended December 31, 2021:
Weighted-Average Millions of Dollars
Stock Units Grant Date Fair Value
Total

Fair Value
Outstanding at December 31, 2020
614,615
$
39.95
Granted
11,186
57.19
Forfeited
(2,927)
51.43
Issued
(396,398)
50.75
$
20
Outstanding at December 31, 2021
226,476
$
72.18
Not Vested at

December 31, 2021
59,443
72.18
At December 31, 2021, there was
no

remaining unrecognized compensation

cost to be recorded for the unvested
cash-settled units.

The weighted-average grant

date fair value of stock

unit awards granted during

2020 and 2019
were $
41.59

and $
68.20
, respectively.

The total fair value of stock

units issued during 2020 and 2019 were
negligible and $
6

million, respectively.
Performance Share Program
—Under the Plan, we also annually grant restricted

performance share units (PSUs) to
senior management.

These PSUs are authorized three years

prior to their effective grant

date (the performance
period).

Compensation expense is initially measured

using the average fair market

value of ConocoPhillips
common stock and is subsequently adjusted,

based on changes in the ConocoPhillips stock price through

the end
of each subsequent reporting period, through

the grant date for stock

-settled awards and the settlement

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
years prior to the effective

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
The following summarizes our stock

-settled Performance Share

Program activity for the year ended

December 31, 2021:
Weighted-Average Millions of Dollars
Stock Units Grant Date Fair Value
Total

Fair Value
Outstanding at December 31, 2020
1,736,728
$
50.56
Issued
(287,881)
49.91
$
18
Outstanding at December 31, 2021
1,448,847
$
50.69
Not Vested at

December 31, 2021
3,191
$
48.61

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

134
At December 31, 2021, there was
no

remaining unrecognized compensation

cost to be recorded on the unvested
stock-settled performance share

s.

The weighted-average grant

date fair value of stock-settled

PSUs granted
during 2020 and 2019 was $
58.61

and $
68.90
, respectively.

The total fair value of stock-settled

PSUs issued during
2020 and 2019 was $
13

million and $
25

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
award.
The following summarizes our cash

-settled Performance Share

Program activity for the year ended

December 31, 2021:
Weighted-Average Millions of Dollars
Stock Units Grant Date Fair Value
Total

Fair Value
Outstanding at December 31, 2020
124,529
$
39.95
Granted
1,073,228
46.65
Settled
(1,080,078)
48.13
$
52
Outstanding at December 31, 2021
117,679
$
72.18
At December 31, 2021, all outstanding

cash-settled performance awards

were fully vested and there was
no
remaining compensation cost to

be recorded.

The weighted-average

grant date fair value

of cash-settled PSUs
granted during 2020 and 2019 was $
58.61

and $
68.90
, respectively.

The total fair value of cash-settled
performance share awards

settled during 2020 and 2019 was $
116

million and $
171

million, respectively.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
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

and
former members of the company’s

Board of Directors,

as part of an executive compensation

program that has
been discontinued or acquired as a result

of an acquisition.

Generally, the recipients

of the restricted shares or
units receive a dividend or dividend equivalent.
The following summarizes the aggregate

activity of these restricted shares

and units for the year ended

December 31, 2021:
Weighted-Average Millions of Dollars
Stock Units Grant Date Fair Value
Total

Fair Value
Outstanding at December 31, 2020
970,099
$
47.78
Granted
797,704
46.43
Cancelled
(1,948)
27.80
Issued
(149,488)
46.80
$
8
Outstanding at December 31, 2021
1,616,367
$
47.24
Not Vested at

December 31, 2021
695,958
$
45.87
At December 31, 2021, the remaining compensation

cost from the unvested

restricted stock was $
20

million,
which will be recognized over a weighted-average

period of
1.46

years, the longest period being
2

years. The
weighted-average

grant date fair value

of awards granted during

2020 and 2019 was $
51.46

and $
63.58
,
respectively.

The total fair value of awards

issued during 2020 and 2019 was $
6

million and $
11

million,
respectively.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

136
Note 17—Income Taxes
Components of income tax provision

(benefit) were:
Millions of Dollars
2021 2020 2019
Income Taxes
Federal
Current $
32
3
18
Deferred
1,161
(625)
(113)
Foreign
Current
3,128
350
2,545
Deferred
66
(70)
(323)
State and local
Current
127
(4)
148
Deferred
119
(139)
(8)
Total

tax provision (benefit)
$
4,633
(485)
2,267
Deferred income taxes

reflect the net tax effect

of temporary differences

between the carrying amounts of
assets and liabilities for financial reporting purposes

and the amounts used for tax purposes.

Major components
of deferred tax liabilities and

assets at December 31 were:
Millions of Dollars
2021 2020
Deferred Tax

Liabilities
PP&E and intangibles $
10,170
7,744
Inventory
44
64
Other
213
242
Total

deferred tax liabilities
10,427
8,050
Deferred Tax

Assets
Benefit plan accruals
321
540
Asset retirement obligations

and accrued environmental costs
2,297
2,262
Investments in joint ventures
1,684
1,653
Other financial accruals and deferrals
827
907
Loss and credit carryforwards
7,402
8,904
Other
399
365
Total

deferred tax assets
12,930
14,631
Less: valuation allowance
(8,342)
(9,965)
Total

deferred tax assets

net of valuation allowance
4,588
4,666
Net deferred tax liabilities $
5,839
3,384
At December 31, 2021, noncurrent assets

and liabilities included deferred taxes

of $
340

million and $
6,179

million,
respectively.

At December 31, 2020, noncurrent assets

and liabilities included deferred taxes

of $
363

million and
$
3,747

million, respectively.
At December 31, 2021, the loss and credit carryforward

deferred tax assets

were primarily related to U.S.

foreign
tax credit carryforwards

of $
5.5

billion and various jurisdictions net operating

loss and credit carryforwards of $
1.9
billion.

If not utilized, U.S. foreign

tax credits and net operating

losses will begin to expire in 2022.
Our overall deferred

tax liability increased during 2021 by $
1.1

billion due to our Concho acquisition.

See Note 3
.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
The following table shows a reconciliation

of the beginning and ending deferred tax

asset valuation allowance for
for 2021, 2020 and 2019:
Millions of Dollars
2021 2020 2019
Balance at January 1 $
9,965
10,214
3,040
Charged to expense (benefit)
(45)
460
(225)
Other*
(1,578)
(709)
7,399
Balance at December 31 $
8,342
9,965
10,214
*Represents changes due to originating deferred tax asset that have no impact to our effective tax rate, acquisitions/dispositions/revisions and the effect of translating foreign financial statements.
Valuation allowances

have been established to

reduce deferred tax assets

to an amount that will, more likely than
not, be realized.

At December 31, 2021, we have maintained

a valuation allowance with respect to

substantially all
U.S. foreign tax credit

carryforwards as well as certain

net operating loss carryforwards

for various jurisdictions.

During 2021, the valuation allowance movement

charged to earnings primarily relates

to the fair value
measurement of our CVE common shares that

are not expected to be realized,

and the expected realization of
certain U.S. tax attributes

associated with our planned disposition of our Indonesia assets.

This is partially offset
by Australian tax benefits

associated with our impairment of APLNG that we do not

expect to be realized.

Other
movements are primarily related

to valuation allowances on expiring

tax attributes.

Based on our historical
taxable income, expectations

for the future, and available

tax-planning strategies, management

expects deferred
tax assets, net of valuation

allowances, will primarily be realized as offsets

to reversing deferred

tax liabilities.

For
more information on our pending Indonesia

disposition
see Note 3
.
During 2020, the valuation allowance movement

charged to earnings primarily related

to capital losses in Australia
and to the fair value measurement of our

CVE common shares that are not expected

to be realized.

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

At December 31, 2021, unremitted

income considered to be permanently reinvested

in certain foreign subsidiaries
and foreign corporate

joint ventures totaled

approximately $
4,384

million.

Deferred income taxes

have not been
provided on this amount, as we do not plan to

initiate any action that would require

the payment of income taxes.

The estimated amount of additional tax,

primarily local withholding tax, that would

be payable on this income if
distributed is approximately

$
219

million.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

138
The following table shows a reconciliation

of the beginning and ending unrecognized

tax benefits for 2021,

2020 and 2019:
Millions of Dollars
2021 2020 2019
Balance at January 1 $
1,206
1,177
1,081
Additions based on tax positions related

to the current year
15
6
9
Additions for tax positions of prior years
177
67
120
Reductions for tax positions

of prior years
(5)
(34)
(22)
Settlements
-
(9)
(9)
Lapse of statute
(48)
(1)
(2)
Balance at December 31 $
1,345
1,206
1,177
Included in the balance of unrecognized tax

benefits for 2021, 2020 and 2019 were $
1,261

million, $
1,128

million
and $
1,100

million, respectively,

which, if recognized, would impact our effective

tax rate.

The balance of the
unrecognized tax benefits

increased

in 2021 mainly due to U.S. tax credits acquired

through our Concho
acquisition.

The balance of the unrecognized tax benefits

increased in 2019 mainly due to the treatment

of our
PDVSA settlement.

See Note 3

and
Note 11
.

At December 31, 2021, 2020 and 2019, accrued liabilities for interest and penalties totaled $
47

million, $
46

million
and $
42

million, respectively,

net of accrued income taxes.

Interest and penalties resulted

in a reduction to
earnings of $
1

million in 2021, a reduction of $
4

million in 2020, and benefit to earnings of $
3

million in 2019.

We file tax returns

in the U.S. federal jurisdiction and

in many foreign and state

jurisdictions.

Audits in major
jurisdictions are generally complete as

follows: Canada (2016), U.S. (2017)

and Norway (2020).

Issues in dispute
for audited years and audits

for subsequent years are ongoing

and in various stages of completion in

the many
jurisdictions in which we operate around

the world.

Consequently,

the balance in unrecognized tax benefits

can
be expected to fluctuate from

period to period.

Within the next twelve months, we may

have audit periods close
that could significantly impact our total

unrecognized tax benefits.

It is reasonably possible such changes could be
significant when compared with our total

unrecognized tax benefits, but

the amount of change is not estimable.

In January 2022, the IRS closed the 2017 audit of our U.S. federal income tax return.

As a result, in the first quarter
of 2022, we will recognize a previously

unrecognized $
475

million federal tax benefit

related to the recovery

of
outside tax basis previously offset

by a full reserve.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
The amounts of U.S. and foreign income

(loss) before income taxes,

with a reconciliation of tax at

the federal
statutory rate

to the provision for income taxes,

were:
Millions of Dollars
Percent of Pre-Tax

Income (Loss)
2021 2020 2019 2021 2020 2019
Income (loss) before income taxes
United States $
8,024
(3,587)
4,704
63.1
%
114.2
49.4
Foreign
4,688
447
4,820
36.9
(14.2)
50.6
$
12,712
(3,140)
9,524
100.0
%
100.0
100.0
Federal statutory

income tax
$
2,670
(659)
2,000
21.0
%
21.0
21.0
Non-U.S. effective tax

rates
1,915
194
1,399
15.1
(6.2)
14.7
Tax impact of debt

restructuring
75
-
-
0.6
-
-
Australia disposition
-
(349)
-
-
11.1
-
U.K. disposition
-
-
(732)
-
-
(7.7)
Recovery of outside basis
(55)
(22)
(77)
(0.4)
0.7
(0.8)
Adjustment to tax reserves
(11)
18
9
(0.1)
(0.6)
0.1
Adjustment to valuation allowance
(45)
460
(225)
(0.4)
(14.6)
(2.4)
State income tax
194
(112)
123
1.5
3.6
1.3
Malaysia Deepwater Incentive
-
-
(164)
-
-
(1.7)
Enhanced oil recovery credit
(99)
(6)
(27)
(0.8)
0.2
(0.3)
Other
(11)
(9)
(39)
(0.1)
0.3
(0.4)
Tota

l
$
4,633
(485)
2,267
36.4
%
15.5
23.8
Our effective tax rate

for 2021 was driven by our

jurisdictional tax rates for

this profit mix with net favorable
impacts from routine tax credits

and valuation allowance adjustments.

The valuation allowance adjustment is
primarily related to the fair value

measurement and disposition of our CVE common shares

of $
218

million and the
ability to utilize the U.S. foreign

tax credit and capital loss carryforward

due to our anticipated disposition

of our
Indonesia entities of $
29

million. This was partially offset by an increase

to our valuation allowance related

to the
tax impact of the impairment of our APLNG investment

of $
206

million for which we do not expect to receive

a tax
benefit.
Our effective tax rate

for 2020 was impacted by the disposition

of our Australia-West

assets as well as the
valuation allowance related

to the fair value measurement of our

CVE common shares.

The Australia-West
disposition generated a before-tax

gain of $
587

million with an associated tax benefit

of $
10

million and resulted in
the de-recognition of deferred

tax assets resulting in $
92

million of tax expense.

The disposition also generated an
Australia capital loss tax

benefit of $
313

million which has been fully offset by a valuation

allowance.

Due to
changes in the fair market value

of CVE common shares, the valuation allowance

was increased by $
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

tax asset fully offset
with a valuation allowance.

See Note 3.
During 2019, we received final partner approval

in Malaysia Block G to claim certain deepwater

tax credits.

As a
result, we recorded an income tax

benefit of $
164

million.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

140
Note 18—Accumulated Other Comprehensive

Loss
Accumulated other comprehensive

loss in the equity section of the balance sheet included:
Millions of Dollars
Defined
Benefit Plans
Net
Unrealized
Gain/(Loss)
on Securities
Foreign
Currency
Translation
Accumulated
Other
Comprehensive
Loss
December 31, 2018 $
(361)
-
(5,702)
(6,063)
Other comprehensive income (loss)
51
-
695
746
Cumulative effect of adopting

ASU No. 2018-02*
(40)
-
-
(40)
December 31, 2019
(350)
-
(5,007)
(5,357)
Other comprehensive income
(75)
2
212
139
December 31, 2020
(425)
2
(4,795)
(5,218)
Other comprehensive income (loss)
394
(2)
(124)
268
December 31, 2021 $
(31)
-
(4,919)
(4,950)

*We adopted ASU No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," beginning January 1,
2019.
During 2019, we recognized $
483

million of foreign currency translation

adjustments related to the completion

of
our sale of two ConocoPhillips U.K. subsidiaries.

See Note 3
.
The following table summarizes reclassifications

out of accumulated other comprehensive

loss during the years
ended December 31:
Millions of Dollars
2021 2020
Defined Benefit Plans $
109
72
Above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of: $
31
13
See Note 16.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
Note 19—Cash Flow Information
Millions of Dollars
2021 2020 2019
Noncash Investing Activities

Increase (decrease) in PP&E related to

an increase (decrease) in asset
retirement obligations $
442
(116)
205
Cash Payments
Interest $
924
785
810
Income taxes
856
905
2,905
Net Sales (Purchases) of Investments
Short-term investments

purchased
$
(5,554)
(12,435)
(4,902)
Short-term investments

sold
8,810
12,015
2,138
Investments and long-term receivables

purchased
(279)
(325)
(146)
Investments and long-term receivables

sold
114
87
-
$
3,091
(658)
(2,910)
The following items are included in the “Cash

Flows from Operating Activities” section

of our consolidated cash
flows.
In 2021, we made a total of $
297

million in contributions to our U.S. qualified

pension plan.

In 2019, we made a
$
324

million contribution to our U.K. pension

plan.

We collected $
330

million in 2019 from PDVSA under settlement

agreements related to an

award issued by the ICC
Tribunal in 2018.

For more information on these

settlements,
see Note 11
.
See
Note 3

and
Note 12

for additional information on cash

and non-cash changes to our consolidated

balance
sheet associated with our Concho acquisition.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

142
Note 20—Other Financial Information
Millions of Dollars
2021 2020 2019
Interest and Debt Expense
Incurred
Debt $
887
788
799
Other
59
73
36
946
861
835
Capitalized
(62)
(55)
(57)
Expensed $
884
806
778
Other Income (Loss)
Interest income $
33
100
166
Gain (loss) on investment in Cenovus

Energy*
1,040
(855)
649
Other, net
130
246
543
$
1,203
(509)
1,358
*See Note 5.
Research and Development Expenditures —expensed $
62
75
82
Shipping and Handling Costs $
1,047
857
1,008
Foreign Currency Transaction

(Gains) Losses
—after-tax
Alaska $
-
-
-
Lower 48
-
-
-
Canada
(1)
(7)
5
Europe, Middle East and North Africa
(11)
(15)
-
Asia Pacific
2
(11)
31
Other International
1
2
1
Corporate and Other
(7)
(31)
21
$
(16)
(62)
58
Millions of Dollars
2021 2020
Properties, Plants and Equipment
Proved properties* $
114,274
**
94,312
Unproved properties*
10,993
4,141
Other
4,379
3,653
Gross properties, plants and equipment
129,646
102,106
Less: Accumulated depreciation,

depletion and amortization
(64,735)
**
(62,213)
Net properties, plants and equipment $
64,911
39,893
*Proved and Unproved properties increased by $
20.0

billion and $
6.9

billion, respectively, in 2021 compared with 2020, primarily due to the Concho and Shell Permian acquisitions.
**Excludes assets classified as held for sale at December 31, 2021.

See Note 3.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
Note 21—Related Party

Transactions
Our related parties primarily include equity method

investments and certain trusts

for the benefit of employees.

For disclosures on trusts for

the benefit of employees,
see Note 16
.
Significant transactions with our equity

affiliates were:

Millions of Dollars
2021 2020 2019
Operating revenues and other income $
88
79
89
Purchases
5
-
38
Operating expenses and selling, general

and administrative expenses
196
63
65
Net interest income*
(2)
(5)
(13)
*We paid interest to, or received interest from, various affiliates.

See Note 4, for additional information on loans to

affiliated companies.
Note 22—Sales and Other Operating Revenues
Revenue from Contracts

with Customers
The following table provides further

disaggregation of our consolidated

sales and other operating revenues:
Millions of Dollars
2021 2020 2019
Revenue from contracts

with customers
$
34,590
13,662
26,106
Revenue from contracts

outside the scope of ASC Topic

606
Physical contracts

meeting the definition of a derivative
11,500
5,177
6,558
Financial derivative contracts
(262)
(55)
(97)
Consolidated sales and other operating

revenues
$
45,828
18,784
32,567
Revenues from contracts

outside the scope of ASC Topic

606 relate primarily to physical

gas contracts at market
prices which qualify as derivatives accounted

for under ASC Topic

815, “Derivatives and Hedging,”

and for which
we have not elected NPNS.

There is no significant difference

in contractual terms or the policy for

recognition of
revenue from these contracts

and those within the scope of ASC Topic

606.

The following disaggregation

of
revenues is provided in conjunction

with
Note 23—Segment Disclosures and Related Information
:
Millions of Dollars
2021 2020 2019
Revenue from Outside the Scope of ASC Topic

606
by Segment
Lower 48 $
9,050
3,966
4,989
Canada
1,457
727
691
Europe, Middle East and North Africa
993
484
878
Physical contracts

meeting the definition of a derivative
$
11,500
5,177
6,558
Millions of Dollars
2021 2020 2019
Revenue from Outside the Scope of ASC Topic

606
by Product
Crude oil $
757
395
804
Natural gas
10,034
4,339
5,313
Other
709
443
441
Physical contracts

meeting the definition of a derivative
$
11,500
5,177
6,558

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

144
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
Receivables and Contract

Liabilities
Receivables from Contracts with Customers
At December 31, 2021, the “Accounts

and notes receivable” line on our consolidated

balance sheet included trade
receivables of $
5,268

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
Millions of Dollars
Contract Liabilities
At December 31, 2020 $
97
Contractual payments received
15
Revenue recognized
(62)
At December 31, 2021 $
50
Amounts Recognized in the Consolidated

Balance Sheet at December 31, 2021
Current liabilities $
50
We expect to recognize the contract liabilities as of December 31, 2021, as revenue during 2022.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
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

Segment accounting policies are the same as those

in
Note 1
.

Intersegment sales are at

prices that approximate
market.
In 2021, we completed our acquisition of Concho,

an independent oil and gas exploration

and production company
with operations across New Mexico

and West Texas

as well as our acquisition of Shell’s

Permian assets in the Texas
Delaware Basin.

The accounting close date of the Shell transaction

,

used for reporting purposes, was December
31, 2021.

Results of operations for

Concho and assets acquired from Shell are included in

our Lower 48 segment.

Certain transaction and restructuring

costs associated with these acquisitions

are included in our Corporate and
Other segment.

See Note 3
.
Analysis of Results by Operating Segment
Millions of Dollars
2021 2020 2019
Sales and Other Operating Revenues
Alaska $
5,480
3,408
5,483
Intersegment eliminations
-
(11)
-
Alaska
5,480
3,397
5,483
Lower 48
29,306
9,872
15,514
Intersegment eliminations
(12)
(51)
(46)
Lower 48
29,294
9,821
15,468
Canada
4,077
1,666
2,910
Intersegment eliminations
(1,583)
(405)
(1,141)
Canada
2,494
1,261
1,769
Europe, Middle East and North Africa
5,902
1,919
5,101
Intersegment eliminations
-
(2)
-
Europe, Middle East and North Africa
5,902
1,917
5,101
Asia Pacific
2,579
2,363
4,525
Other International
4
7
-
Corporate and Other
75
18
221
Consolidated sales and other operating

revenues
$
45,828
18,784
32,567
The market for our products

is large and diverse, therefore,

our sales and other operating revenues

are not
dependent upon any single customer.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

146
Millions of Dollars
2021 2020 2019
Depreciation, Depletion, Amortization

and Impairments
Alaska $
1,002
996
805
Lower 48
4,067
3,358
3,224
Canada
392
342
232
Europe, Middle East and North Africa
862
775
887
Asia Pacific
1,483
809
1,285
Other International
-
-
-
Corporate and Other
76
54
62
Consolidated depreciation, depletion,

amortization and impairments
$
7,882
6,334
6,495
Equity in Earnings of Affiliates
Alaska $
5
(7)
7
Lower 48
(18)
(11)
(159)
Canada
-
-
-
Europe, Middle East and North Africa
502
311
470
Asia Pacific
343
137
461
Other International
-
2
-
Corporate and Other
-
-
-
Consolidated equity in earnings of affiliates $
832
432
779
Income Tax

Provision (Benefit)
Alaska $
402
(256)
472
Lower 48
1,390
(378)
137
Canada
150
(185)
(43)
Europe, Middle East and North Africa
2,543
136
1,425
Asia Pacific
483
294
501
Other International
(53)
(20)
8
Corporate and Other
(282)
(76)
(233)
Consolidated income tax provision

(benefit)
$
4,633
(485)
2,267
Net Income (Loss) Attributable

to ConocoPhillips
Alaska $
1,386
(719)
1,520
Lower 48
4,932
(1,122)
436
Canada
458
(326)
279
Europe, Middle East and North Africa
1,167
448
3,170
Asia Pacific
453
962
1,483
Other International
(107)
(64)
263
Corporate and Other
(210)
(1,880)
38
Consolidated net income (loss) attributable

to ConocoPhillips
$
8,079
(2,701)
7,189

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K
Millions of Dollars
2021 2020 2019
Investments in and Advances to

Affiliates
Alaska $
58
62
83
Lower 48
242
25
35
Canada
-
-
-
Europe, Middle East and North Africa
797
918
1,070
Asia Pacific
5,603
6,705
7,265
Other International
1
-
-
Corporate and Other
-
-
-
Consolidated investments

in and advances to affiliates
$
6,701
7,710
8,453
Total Assets
Alaska $
14,812
14,623
15,453
Lower 48
41,699
11,932
14,425
Canada
7,439
6,863
6,350
Europe, Middle East and North Africa
9,125
8,756
9,269
Asia Pacific
9,840
11,231
13,568
Other International
1
226
285
Corporate and Other
7,745
8,987
11,164
Consolidated total assets $
90,661
62,618
70,514
Capital Expenditures and Investments
Alaska $
982
1,038
1,513
Lower 48
3,129
1,881
3,394
Canada
203
651
368
Europe, Middle East and North Africa
534
600
708
Asia Pacific
390
384
584
Other International
33
121
8
Corporate and Other
53
40
61
Consolidated capital expenditures

and investments
$
5,324
4,715
6,636
Interest Income and Expense
Interest income
Alaska $
-
-
-
Lower 48

-
-
-
Canada
-
-
-
Europe, Middle East and North Africa
2
5
11
Asia Pacific
9
7
6
Other International
-
-
-
Corporate and Other
22
88
149
Interest and debt expense
Corporate and Other $
884
806
778
Sales and Other Operating Revenues

by Product
Crude oil

$
23,648
9,736
18,482
Natural gas
16,904
6,427
8,715
Natural gas liquids
1,668
528
814
Other*
3,608
2,093
4,556
Consolidated sales and other operating

revenues by product
$
45,828
18,784
32,567
*Includes LNG and bitumen.

Notes to Consolidated Financial Statements

ConocoPhillips

2021 10-K

148
Geographic Information
Millions of Dollars
Sales and Other Operating Revenues
(1)
Long-Lived Assets
(2)
2021 2020 2019 2021 2020 2019
United States $
34,847
13,230
21,159
50,580
24,034
26,566
Australia and Timor-Leste

-
605
1,647
5,579
6,676
7,228
Canada
2,494
1,261
1,769
6,608
6,385
5,769
China
724
460
772
1,476
1,491
1,447
Indonesia
(3)
879
689
875
28
464
605
Libya
1,102
155
1,103
659
670
668
Malaysia
975
610
1,230
1,252
1,501
1,871
Norway
2,563
1,426
2,349
4,681
5,294
5,258
United Kingdom
2,236
336
1,649
1
1
2
Other foreign countries
8
12
14
748
1,087
1,308
Worldwide consolidated $
45,828
18,784
32,567
71,612
47,603
50,722
(1) Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2) Defined as net PP&E plus equity investments and advances to affiliated companies.
(3) Met held for sale criteria in 2021 in conjunction with our agreement to sell our subsidiary holding our Indonesia assets.

Supplementary Data

ConocoPhillips

2021 10-K
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

Our disclosures by geographic

area include the U.S., Canada, Europe, Asia Pacific/Middle
East (inclusive of equity affiliates)

,

and Africa.
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

At December 31, 2021, approximately

4 percent of our total proved
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
are not limited to,

performance-based methods, volumetric

-based methods, geologic maps, seismic interpretation,
well logs, well test data, core

data, analogy and statistical

analysis.

Supplementary Data

ConocoPhillips

2021 10-K

150
We have a company

-wide, comprehensive, SEC-compliant

internal policy that governs

the determination and
reporting of proved reserves.

This policy is applied by the geoscientists and

reservoir engineers in our business
units around the world.

As part of our internal control process,

each business unit’s reserves processes

and
controls are reviewed

annually by an internal team which is headed by

the company’s Manager of Reserves
Compliance and Reporting.

This team, composed of internal reservoir

engineers, geoscientists, finance personnel
and a senior representative

from DeGolyer and MacNaughton (D&M), a third

-party petroleum engineering
consulting firm, reviews the business

units’ reserves for adherence to SEC

guidelines and company policy through
on-site visits, teleconferences

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
During 2021, our processes and controls

used to assess over 90 percent of proved

reserves as of December 31,
2021, were reviewed by D&M.

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

D&M’s opinion was the general

processes and controls

employed by ConocoPhillips in estimating its
December 31, 2021, proved reserves for

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

Supplementary Data

ConocoPhillips

2021 10-K
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
Extensions and discoveries 10 108 118 3 - - - 121
Production (65) (77) (142) (2) (28) (25) (3) (200)
Sales - (14) (14) (1) - - - (15)
End of 2020 879 693 1,572 6 174 108 191 2,051
Revisions 209 (52) 157 2 14 37 6 216
Improved recovery 1 - 1 - - - - 1
Purchases - 691 691 - - - - 691
Extensions and discoveries 10 289 299 5 2 1 - 307
Production (64) (160) (224) (3) (29) (24) (13) (293)
Sales - (9) (9) - - - - (9)
End of 2021 1,035 1,452 2,487 10 161 122 184 2,964
Equity affiliates
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
End of 2021 - - - - - 63 - 63
Total

company
End of 2018 1,233 703 1,936 4 246 237 188 2,611
End of 2019 1,231 797 2,028 5 198 207 197 2,635
End of 2020 879 693 1,572 6 174 176 191 2,119
End of 2021 1,035 1,452 2,487 10 161 185 184 3,027

Supplementary Data

ConocoPhillips

2021 10-K

152
Years Ended
Crude Oil

December 31 Millions of Barrels
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
Developed
Consolidated operations
End of 2018 1,058 346 1,404 2 192 113 185 1,896
End of 2019 1,048 334 1,382 3 149 94 181 1,809
End of 2020 765 263 1,028 6 129 77 175 1,415
End of 2021 912 916 1,828 4 122 98 171 2,223
Equity affiliates
End of 2018 - - - - - 78 - 78
End of 2019 - - - - - 73 - 73
End of 2020 - - - - - 68 - 68
End of 2021 - - - - - 63 - 63
Undeveloped
Consolidated operations
End of 2018 175 357 532 2 54 46 3 637
End of 2019 183 463 646 2 49 40 16 753
End of 2020 114 430 544 - 45 31 16 636
End of 2021 123 536 659 6 39 24 13 741
Equity affiliates
End of 2018 - - - - - - - -
End of 2019 - - - - - - - -
End of 2020 - - - - - - - -
End of 2021 - - - - - - - -
Notable changes in proved crude oil reserves

in the three years ended December 31, 2021,

included:
●
Revisions
: In 2021, Alaska upward revisions

were primarily driven by higher prices.

Downward revisions in Lower 48 were
due to development timing for specific well

locations from unconventional

plays of 203 million barrels and technical
revisions of 35 million barrels, partially offset

by upward revisions due to

higher prices of 115 million barrels and additional
infill drilling in the unconventional plays

of 71 million barrels.

Upward revisions in Europe were

primarily due to higher
prices. In Asia Pacific/Middle East,

increases were due to higher prices of 21 million barrels

and technical revisions of 16
million barrels.
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

offset by upward revisions
related to infill drilling and improved

well performance of 57 million barrels.

Supplementary Data

ConocoPhillips

2021 10-K
● Purchases :
In 2021, Lower 48 purchases were due to

the Concho and Shell Permian acquisitions.
●
Extensions and discoveries
: In 2021, extensions and discoveries in Lower

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

Supplementary Data

ConocoPhillips

2021 10-K

154
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
Extensions and discoveries - 41 41 1 - - 42
Production (6) (27) (33) (1) (2) - (36)
Sales - (5) (5) - - - (5)
End of 2020 94 230 324 4 12 - 340
Revisions (6) 213 207 - 1 - 208
Improved recovery - - - - - - -
Purchases - 72 72 - - - 72
Extensions and discoveries
- 82 82 2 - - 84
Production (6) (50) (56) (1) (2) - (59)
Sales - (1) (1) - - - (1)
End of 2021 82 546 628 5 11 - 644
Equity affiliates
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
End of 2021 - - - - - 33 33
Total

company
End of 2018
106 222 328 1 17 45 391
End of 2019
100 245 345 2 13 40 400
End of 2020 94 230 324 4 12 36 376
End of 2021
82 546 628 5 11 33 677

Supplementary Data

ConocoPhillips

2021 10-K
Years Ended Natural Gas Liquids
December 31 Millions of Barrels
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Total
Developed
Consolidated operations
End of 2018 106 97 203 - 15 3 221
End of 2019 100 99 199 1 10 1 211
End of 2020 94 83 177 4 9 - 190
End of 2021 82 334 416 3 9 - 428
Equity affiliates
End of 2018 - - - - - 42 42
End of 2019 - - - - - 39 39
End of 2020 - - - - - 36 36
End of 2021 - - - - - 33 33
Undeveloped
Consolidated operations
End of 2018 - 125 125 1 2 - 128
End of 2019 - 146 146 1 3 - 150
End of 2020 - 147 147 - 3 - 150
End of 2021 - 212 212 2 2 - 216
Equity affiliates
End of 2018 - - - - - - -
End of 2019 - - - - - - -
End of 2020 - - - - - - -
End of 2021 - - - - - - -
Notable changes in proved NGL reserves

in the three years ended December 31,

2021, included:
●
Revisions
: In 2021, upward revisions

in Lower 48 were due to conversion

of acquired Concho Permian two-stream

contracts
to a three-stream (crude oil, natural

gas and natural gas liquids) basis,

adding 182 million barrels, additional infill drilling in
the unconventional plays

of 44 million barrels, technical revisions

of 21 million barrels and higher prices of 28 million
barrels, partially offset by downward

revisions related to development

timing for specific well locations

from
unconventional plays

of 62 million barrels.
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

offset by upward revisions
related to infill drilling and improved

well performance of 32 million barrels.
●
Purchases
: In 2021, Lower 48 purchases were due to

the Shell Permian acquisition.
● Extensions and discoveries
: In 2021, extensions and discoveries in Lower

48 were due to planned development

to add
specific well locations from the unconventional

plays which more than offset the decreases

in the revisions category.
In 2020, extensions and discoveries in Lower

48 were due to planned development

to add specific well locations from

the
unconventional plays

,

which more than offset the decreases in the revisions

category.
In 2019, extensions and discoveries in Lower

48 were due to planned development

to add specific well locations from

the
unconventional plays

,

which more than offset the decreases in the revisions

category.
●
Sales
: In 2019, Europe sales represent the disposition

of the U.K. assets.

Supplementary Data

ConocoPhillips

2021 10-K

156
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
Extensions and discoveries - 304 304 33 2 - - 339
Production (85) (231) (316) (16) (112) (171) (2) (617)
Sales - (39) (39) - - (58) - (97)
End of 2020 1,996 2,100 4,096 74 825 851 224 6,070
Revisions 715 41 756 15 54 60 - 885
Improved recovery - - - - - - - -
Purchases - 2,438 2,438 - - - - 2,438
Extensions and discoveries - 822 822 46 2 - - 870
Production (86) (473) (559) (30) (113) (147) (7) (856)
Sales - (270) (270) - - - - (270)
End of 2021 2,625 4,658 7,283 105 768 764 217 9,137
Equity affiliates
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
Revisions - - - - - (382) - (382)
Improved recovery - - - - - - - -
Purchases - - - - - 2 - 2
Extensions and discoveries - - - - - 78 - 78
Production - - - - - (395) - (395)
Sales - - - - - - - -
End of 2020 - - - - - 3,724 - 3,724
Revisions - - - - - 247 - 247
Improved recovery - - - - - - - -
Purchases - - - - - - - -
Extensions and discoveries - - - - - 116 - 116
Production - - - - - (390) - (390)
Sales - - - - - - - -
End of 2021 - - - - - 3,697 - 3,697
Total

company
End of 2018 2,736 2,318 5,054 26 1,212 5,643 214 12,149
End of 2019 2,688 2,431 5,119 43 896 5,398 224 11,680
End of 2020 1,996 2,100 4,096 74 825 4,575 224 9,794
End of 2021 2,625 4,658 7,283 105 768 4,461 217 12,834

Supplementary Data

ConocoPhillips

2021 10-K
Years Ended Natural Gas
December 31 Billions of Cubic Feet
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
Developed
Consolidated operations
End of 2018 2,720 1,427 4,147 17 1,052 758 214 6,188
End of 2019 2,601 1,398 3,999 30 697 843 224 5,793
End of 2020 1,961 1,051 3,012 74 598 806 224 4,714
End of 2021 2,579 3,100 5,679 52 679 688 217 7,315
Equity affiliates
End of 2018 - - - - - 4,059 - 4,059
End of 2019 - - - - - 3,898 - 3,898
End of 2020 - - - - - 3,293 - 3,293
End of 2021 - - - - - 3,204 - 3,204
Undeveloped
Consolidated operations
End of 2018 16 891 907 9 160 321 - 1,397
End of 2019 87 1,033 1,120 13 199 134 - 1,466
End of 2020 35 1,049 1,084 - 227 45 - 1,356
End of 2021 46 1,558 1,604 53 89 76 - 1,822
Equity affiliates
End of 2018 - - - - - 505 - 505
End of 2019 - - - - - 523 - 523
End of 2020 - - - - - 431 - 431
End of 2021 - - - - - 493 - 493
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
Reserve volumes include natural gas

to be consumed in operations of 2,748 Bcf,

2,286 Bcf and 3,141 Bcf, as

of December 31, 2021,
2020 and 2019, respectively.

These volumes are not included in the calculation of our

Standardized Measure of Discounted

Future
Net Cash Flows Relating to Proved

Oil and Gas Reserve Quantities.
Natural gas reserves are

computed at 14.65 pounds per square inch absolute

and 60 degrees Fahrenheit.
Notable changes in proved natural

gas reserves in the three years

ended December 31, 2021, included:
●
Revisions
: In 2021, upward revisions

in Alaska were due to higher prices of 587 Bcf and technical revisions of 128 Bcf.

In
Lower 48, upward revisions of 614 Bcf were

due to higher prices, additional infill drilling in the unconventional plays of 277
Bcf and technical revisions of 60 Bcf,

partially offset by downward

revisions due to development timing for

specific well
locations from unconventional

plays of 498 Bcf and conversion

of previously acquired Permian two-stream

contracted
volumes to a three-stream (crude

oil, natural gas and natural

gas liquids) basis of 412 Bcf.

Upward revisions in Canada were
due to higher prices of 29 Bcf, partially

offset by downward revisions

due to technical revisions of 14 Bcf.

In Europe,
upward revisions were primarily

due to higher prices.

Upward revisions in our consolidated

operations in Asia
Pacific/Middle East were due

to technical revisions of 76 Bcf,

partially offset by price revisions

of 16 Bcf.

In our equity
affiliates in Asia Pacific/Middle East,

upward revisions were due

to higher prices of 124 Bcf and technical and cost

revisions
of 123 Bcf.
In 2020,
downward revisions in Alaska

were primarily due to lower prices.

In Lower 48, downward revisions

of 372 Bcf were
due to lower prices and 154 Bcf were due to development

timing for specific well locations from

unconventional plays,
partially offset by technical revisions

of 87 Bcf.

Downward revisions in our

equity affiliates in Asia Pacific/Middle East

were

Supplementary Data

ConocoPhillips

2021 10-K

158
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
●
Purchases
: In 2021, Lower 48 purchases were due to

the Concho and Shell Permian acquisitions.
In 2020, Canada purchases were due to the acquisition

of additional Montney acreage.
● Extensions and discoveries
: In 2021, extensions and discoveries in Lower

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

category.

Extensions and discoveries in our
equity affiliates were due to ongoing

development in APLNG.
●
Sales
: In 2021, Lower 48 sales represent the disposition

of noncore assets.
In 2020, Asia Pacific/Middle East sales

represent the disposition of the Australia

-West assets.

In 2019, Europe sales represent the disposition

of the U.K. assets.

Supplementary Data

ConocoPhillips

2021 10-K
Years Ended Bitumen
December 31 Millions of Barrels
Canada
Developed and Undeveloped
Consolidated operations
End of 2018 236
Revisions 37
Improved recovery -
Purchases -
Extensions and discoveries 31
Production (22)
Sales -
End of 2019 282
Revisions (15)
Improved recovery -
Purchases -
Extensions and discoveries 85
Production (20)
Sales -
End of 2020 332
Revisions (50)
Improved recovery -
Purchases -
Extensions and discoveries -
Production (25)
Sales -
End of 2021 257
Equity affiliates
End of 2018 -
Revisions -
Improved recovery -
Purchases -
Extensions and discoveries -
Production -
Sales -
End of 2019 -
Revisions -
Improved recovery -
Purchases -
Extensions and discoveries -
Production -
Sales -
End of 2020 -
Revisions -
Improved recovery -
Purchases -
Extensions and discoveries -
Production -
Sales -
End of 2021 -
Total

company
End of 2018 236
End of 2019 282
End of 2020 332
End of 2021 257

Supplementary Data

ConocoPhillips

2021 10-K

160
Years Ended Bitumen
December 31 Millions of Barrels
Canada
Developed
Consolidated operations
End of 2018 155
End of 2019 187
End of 2020 117
End of 2021 150
Equity affiliates
End of 2018 -
End of 2019 -
End of 2020 -
End of 2021 -
Undeveloped
Consolidated operations
End of 2018 81
End of 2019 95
End of 2020 215
End of 2021 107
Equity affiliates
End of 2018 -
End of 2019 -
End of 2020 -
End of 2021 -
Notable changes in proved bitumen reserves

in the three years ended December 31, 2021,

included:

● Revisions
: In 2021, downward revisions

of 64 million barrels were driven by changes in carbon

tax costs
and 39 million barrels due to changes in development

timing for specific pad locations from the Surmont
development program, partially

offset by upward revisions

from price of 53 million barrels.
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

Supplementary Data

ConocoPhillips

2021 10-K
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
Extensions and discoveries 10 200 210 95 - - - 305
Production (85) (142) (227) (25) (49) (55) (3) (359)
Sales - (25) (25) (1) - (10) - (36)
End of 2020 1,306 1,273 2,579 355 323 249 228 3,734
Revisions 322 168 490 (45) 23 47 6 521
Improved recovery 1 - 1 - - - - 1
Purchases - 1,169 1,169 - - - - 1,169
Extensions and discoveries 10 508 518 15 3 1 - 537
Production (84) (289) (373) (35) (50) (48) (14) (520)
Sales - (54) (54) - - - - (54)
End of 2021 1,555 2,775 4,330 290 299 249 220 5,388
Equity affiliates
End of 2018 - - - - - 880 - 880
Revisions - - - - - (1) - (1)
Improved recovery - - - - - - - -
Purchases - - - - - - - -
Extensions and discoveries - - - - - 42 - 42
Production - - - - - (73) - (73)
Sales - - - - - - - -
End of 2019 - - - - - 848 - 848
Revisions - - - - - (63) - (63)
Improved recovery - - - - - - - -
Purchases - - - - - - - -
Extensions and discoveries - - - - - 13 - 13
Production - - - - - (73) - (73)
Sales - - - - - - - -
End of 2020 - - - - - 725 - 725
Revisions - - - - - 42 - 42
Improved recovery - - - - - - - -
Purchases - - - - - - - -
Extensions and discoveries - - - - - 19 - 19
Production - - - - - (73) - (73)
Sales - - - - - - - -
End of 2021 - - - - - 713 - 713
Total

company
End of 2018 1,795 1,312 3,107 245 465 1,222 224 5,263
End of 2019 1,779 1,447 3,226 296 360 1,146 234 5,262
End of 2020 1,306 1,273 2,579 355 323 974 228 4,459
End of 2021 1,555 2,775 4,330 290 299 962 220 6,101

Supplementary Data

ConocoPhillips

2021 10-K

162
Years Ended
Total Proved

Reserves
December 31 Millions of Barrels of Oil Equivalent
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
Developed
Consolidated operations
End of 2018 1,617 681 2,298 160 382 244 221 3,305
End of 2019 1,582 666 2,248 197 275 236 218 3,174
End of 2020 1,186 521 1,707 140 238 211 212 2,508
End of 2021 1,424 1,767 3,191 166 244 212 207 4,020
Equity affiliates
End of 2018 - - - - - 796 - 796
End of 2019 - - - - - 761 - 761
End of 2020 - - - - - 653 - 653
End of 2021 - - - - - 631 - 631
Undeveloped
Consolidated operations
End of 2018 178 631 809 85 83 98 3 1,078
End of 2019 197 781 978 99 85 62 16 1,240
End of 2020 120 752 872 215 85 38 16 1,226
End of 2021 131 1,008 1,139 124 55 37 13 1,368
Equity affiliates
End of 2018 - - - - - 84 - 84
End of 2019 - - - - - 87 - 87
End of 2020 - - - - - 72 - 72
End of 2021 - - - - - 82 - 82
Natural gas reserves are

converted to barrels of oil equivalent

(BOE) based on a 6:1 ratio: six MCF of natural

gas converts to

one
BOE.
Proved Undeveloped Reserves
The following table shows changes

in total proved undeveloped

reserves for 2021:
Proved Undeveloped Reserves
Millions of Barrels of
Oil Equivalent
End of 2020 1,298
Revisions (167)
Improved recovery 1
Purchases 158
Extensions and discoveries 448
Sales -
Transfers

to proved developed
(288)
End of 2021 1,450
Downward revisions were

driven by changes in development timing

of 389 MMBOE primarily in North America and negative
bitumen revisions in Canada due to changes in

carbon tax costs of 65 MMBOE, partially offset

by upward revisions for

Lower 48 infill
drilling of 162 MMBOE and higher prices of 125 MMBOE.
Purchases were driven by Lower 48 due to

the Concho acquisition.

Supplementary Data

ConocoPhillips

2021 10-K
Extensions and discoveries were largely

driven by an addition of 399 MMBOE in Lower 48 for

the continued development of
unconventional plays.

The remaining extensions and discoveries were

driven by the continued development

planned in the other
geographic regions.
Transfers

to proved developed reserves

were driven by the ongoing development

of our assets. Approximately

65 percent of the
transfers were

from the development of our Lower 48 unconventional

plays. The remainder of transfers

were from development
across the other geographic regions.
At December 31, 2021, our PUDs represented

24 percent of total proved

reserves, compared with 29 percent at

December 31, 2020.

Costs incurred for the year ended

December 31, 2021, relating to the development

of PUDs were $3.8 billion.

A portion of our costs
incurred each year relates to development

projects where the PUDs will be converted

to proved developed reserves

in future years.

At the end of 2021, approximately

93 percent of total PUDs were under development

or scheduled for development

within five
years of initial disclosure, including all of our Lower

48 PUDs. The remaining PUDs are in major development

areas which are
currently producing and within our Canada

and Asia Pacific/Middle East geographic

areas.

Results of Operations
The company’s results

of operations from oil and gas

activities for the years 2021, 2020 and 2019 are

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
point using transportatio

n

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
miscellaneous expenses.

Supplementary Data

ConocoPhillips

2021 10-K

164
Results of Operations
Year Ended Millions of Dollars
December 31, 2021 Lower Total Asia Pacific/ Other
Alaska 48 U.S. Canada Europe Middle East Africa Areas Total
Consolidated operations
Sales $ 4,832 14,093 18,925 1,219 3,568 2,525 917 - 27,154
Transfers 4 - 4 - - - - - 4
Transportation costs (626) - (626) - - - - - (626)
Other revenues 14 135 149 323 (5) 237 141 (161) 684
Total revenues 4,224 14,228 18,452 1,542 3,563 2,762 1,058 (161) 27,216
Production costs excluding taxes 1,073 2,414 3,487 518 487 466 43 - 5,001
Taxes

other than income taxes
442 937 1,379 23 36 91 1 1 1,531
Exploration expenses 80 98 178 39 21 51 2 15 306
Depreciation, depletion and

amortization 864 4,053 4,917 383 844 787 35 - 6,966
Impairments 5 (8) (3) 6 (24) 7 - - (14)
Other related expenses (31) 12 (19) (22) (42) 4 4 12 (63)
Accretion 71 47 118 10 70 26 - - 224
1,720 6,675 8,395 585 2,171 1,330 973 (189) 13,265
Income tax provision (benefit) 378 1,467 1,845 145 1,673 494 870 (53) 4,974
Results of operations $ 1,342 5,208 6,550 440 498 836 103 (136) 8,291
Equity affiliates
Sales $ - - - - - 745 - - 745
Transfers - - - - - 1,797 - - 1,797
Transportation costs - - - - - - - - -
Other revenues - - - - - 5 - - 5
Total revenues - - - - - 2,547 - - 2,547
Production costs excluding taxes - - - - - 329 - - 329
Taxes

other than income taxes
- - - - - 824 - - 824
Exploration expenses - - - - - 268 - - 268
Depreciation, depletion and

amortization - - - - - 593 593
Impairments - - - - - 718 - - 718
Other related expenses - - - - - 3 - - 3
Accretion - - - - - 17 - - 17
- - - - - (205) - - (205)
Income tax provision (benefit) - - - - - (42) - - (42)
Results of operations $ - - - - - (163) - - (163)

Supplementary Data

ConocoPhillips

2021 10-K
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

Supplementary Data

ConocoPhillips

2021 10-K

166
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
Accretion - - - - - 16 - - 16
- - - - - 1,098 - - 1,098
Income tax provision (benefit) - - - - - 170 - - 170
Results of operations $ - - - - - 928 - - 928

Supplementary Data

ConocoPhillips

2021 10-K
Statistics

Net Production 2021 2020 2019
Thousands of Barrels Daily
Crude Oil

Consolidated operations
Alaska

178 181 202
Lower 48 447 213 266
United States 625 394 468
Canada 8 6 1
Europe 81 78 100
Asia Pacific 65 69 85
Africa 37 8 38
Total

consolidated operations
816 555 692
Equity affiliates— Asia Pacific/Middle East 13 13 13
Total

company
829 568 705
Delaware Basin Area (Lower 48)* 162 28 24
Greater Prudhoe Area (Alaska)* 67 68 66
Natural Gas Liquids
Consolidated operations
Alaska

16 16 15
Lower 48 110 74 81
United States 126 90 96
Canada 4 2 -
Europe 4 4 7
Asia Pacific - 1 4
Total

consolidated operations
134 97 107
Equity affiliates— Asia Pacific/Middle East 8 8 8
Total

company
142 105 115
Delaware Basin Area (Lower 48)* 27 11 11
Greater Prudhoe Area (Alaska)* 16 15 15
Bitumen
Consolidated operations— Canada 69 55 60
Total

company
69 55 60
Natural Gas Millions of Cubic Feet Daily
Consolidated operations
Alaska 16 10 7
Lower 48 1,340 585 622
United States 1,356 595 629
Canada 80 40 9
Europe 298 270 447
Asia Pacific 360 429 637
Africa 15 5 31
Total

consolidated operations
2,109 1,339 1,753
Equity affiliates— Asia Pacific/Middle East 1,053 1,055 1,052
Total

company
3,162 2,394 2,805
Delaware Basin Area (Lower 48)* 584 99 86
Greater Prudhoe Area (Alaska)* 12 4 4
*At year-end 2021, the Delaware Basin Area in Lower 48 contained more than 15 percent of our total proved reserves. At year-end 2021, 2020 and 2019, the Greater Prudhoe Area in Alaska contained more than 15 percent of our total proved reserves.

Supplementary Data

ConocoPhillips

2021 10-K

168
Average Sales Prices 2021 2020 2019
Crude Oil Per Barrel

Consolidated operations
Alaska* $ 60.81 33.72 55.85
Lower 48 66.12 35.17 55.30
United States 64.53 34.48 55.54
Canada 56.38 23.57 40.87
Europe 68.94 42.80 65.12
Asia Pacific 70.36 42.84 65.02
Africa 69.06 48.64 64.47
Total

international
68.85 42.39 64.85
Total

consolidated operations
65.53 36.69 58.51
Equity affiliates —Asia Pacific/Middle East 69.45 39.02 61.32
Total

operations
65.59 36.75 58.57
Natural Gas Liquids Per Barrel

Consolidated operations
Lower 48 $ 30.63 12.13 16.83
United States 30.63 12.13 16.85
Canada 31.18 5.41 19.87
Europe 43.97 23.27 29.37
Asia Pacific - 33.21 37.85
Total

international
37.50 20.25 32.29
Total

consolidated operations
31.04 12.90 18.73
Equity affiliates —Asia Pacific/Middle East 54.16 32.69 36.70
Total

operations
32.45 14.61 20.09
Bitumen Per Barrel
Consolidated operations— Canada $ 37.52 8.02
**
31.72
Natural Gas Per Thousand Cubic Feet
Consolidated operations
Alaska $ 2.81 2.91 3.19
Lower 48 4.38 1.65 2.12
United States 4.38 1.66 2.12
Canada 2.54 1.21 0.49
Europe 13.75 3.23 4.92
Asia Pacific* 6.56 5.27 5.73
Africa 3.73 3.71 4.87
Total

international
8.91 4.31 5.35
Total

consolidated operations
6.00 3.13 4.19
Equity affiliates —Asia Pacific/Middle East 5.31 3.71 6.29
Total

operations
5.77 3.38 4.99
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

Supplementary Data

ConocoPhillips

2021 10-K
2021 2020 2019
Average Production Costs

Per Barrel of Oil Equivalent*
Consolidated operations
Alaska
$ 14.92 14.60 15.52
Lower 48 8.48 9.93 9.59
United States 9.78 11.51 11.52
Canada 15.10 14.29 16.53
Europe 9.88 8.97 11.22
Asia Pacific 10.21 9.26 8.74
Africa 2.95 6.38 4.46
Total

international
10.53 10.11 10.26
Total

consolidated operations
9.99 10.99 10.99
Equity affiliates— Asia Pacific/Middle East 4.60 4.01 4.68
Average Production Costs

Per Barrel—Bitumen
Consolidated operations— Canada $ 13.41 12.45 13.74
Taxes

Other Than Income Taxes

Per Barrel of Oil Equivalent
Consolidated operations
Alaska $ 6.15 4.08 3.87
Lower 48 3.29 1.87 2.65
United States 3.87 2.62 3.05
Canada 0.67 0.62 0.78
Europe 0.73 0.65 0.48
Asia Pacific 1.99 0.81 0.76
Africa 0.07 0.91 0.19
Total

international
1.06 0.72 0.60
Total

consolidated operations
3.06 1.91 2.03
Equity affiliates— Asia Pacific/Middle East 11.52 6.96 11.46
Depreciation, Depletion and Amortization Per Barrel of Oil Equivalent
Consolidated operations
Alaska $ 12.02 11.59 8.80
Lower 48 14.24 18.05 17.03
United States 13.79 15.86 14.35
Canada 11.16 13.08 10.00
Europe 17.13 16.24 12.75
Asia Pacific 17.25 15.66 16.55
Africa 2.40 2.43 2.36
Total

international
14.25 15.01 12.99
Total

consolidated operations
13.92 15.54 13.78
Equity affiliates— Asia Pacific/Middle East 8.29 7.89 8.09
*Includes bitumen.

Supplementary Data

ConocoPhillips

2021 10-K

170
Development and Exploration Activities
The following two tables summarize

our net interest in productive

and dry exploratory and development

wells in
the years ended December 31, 2021, 2020 and 2019.

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

Excluded from the exploratory

well
count are stratigraphic

-type exploratory wells, primarily relating

to oil sands delineation wells located in Canada
and CBM test wells located in Asia

Pacific/Middle East.

Net Wells Completed
Productive Dry
2021 2020 2019 2021 2020 2019
Exploratory
Consolidated operations
Alaska - - 7 1 3 -
Lower 48 87 3 35 - - 6
United States 87 3 42 1 3 6
Canada 12 23 - - - -
Europe - - 1 -

*
1
Asia Pacific/Middle East *

*
1 *

*
1
Africa - - - -

*
-
Other areas - - - -

*
-
Total

consolidated operations
99 26 44 1 3 8
Equity affiliates
Asia Pacific/Middle East 3 8 8 - - -
Total

equity affiliates
3 8 8 - - -
Development
Consolidated operations

Alaska 1 7 12 - - -
Lower 48 339 127 255 - - -
United States 340 134 267 - - -
Canada 2 - 2 - - -
Europe 7 7 6 - - -
Asia Pacific/Middle East 21 16 21 - - -
Africa 1 2 2 - - -
Other areas - - - - - -
Total

consolidated operations
371 159 298 - - -
Equity affiliates
Asia Pacific/Middle East 30 109 106 - - -
Total

equity affiliates
30 109 106 - - -
*Our total proportionate interest was less than one.

Supplementary Data

ConocoPhillips

2021 10-K
The table below represents the status

of our wells drilling at December 31, 2021, and includes wells in the process of drilling or in active completion.

It also represents gross and net

productive wells, including producing
wells and wells capable of production at

December 31, 2021.
Wells at December 31, 2021
Productive
In Progress Oil Gas
Gross Net Gross Net Gross Net
Consolidated operations
Alaska 2 1 1,602 940 - -
Lower 48 665 337 16,306 8,015 5,091 2,211
United States 667 338 17,908 8,955 5,091 2,211
Canada 18 15 186 94 149 149
Europe 11 1 494 84 59 2
Asia Pacific/Middle East 15 7 351 166 38 18
Africa 7 1 858 140 10 2
Other areas - - - - - -
Total

consolidated operations
718 362 19,797 9,439 5,347 2,382
Equity affiliates
Asia Pacific/Middle East 130 25 - - 4,908 1,171
Total

equity affiliates
130 25 - - 4,908 1,171
Acreage at December 31, 2021
Thousands of Acres
Developed Undeveloped
Gross Net Gross Net
Consolidated operations
Alaska 663 479 1,341 1,329
Lower 48 4,096 2,538 10,514 8,233
United States 4,759 3,017 11,855 9,562
Canada 297 219 3,433 1,948
Europe 430 50 938 371
Asia Pacific/Middle East 921 421 10,451 6,930
Africa 358 58 12,545 2,049
Other areas - - 156 125
Total

consolidated operations
6,765 3,765 39,378 20,985
Equity affiliates
Asia Pacific/Middle East 1,039 248 3,807 856
Total equity

affiliates
1,039 248 3,807 856

Supplementary Data

ConocoPhillips

2021 10-K

172
Costs Incurred
Year Ended Millions of Dollars
December 31 Lower Total Asia Pacific/ Other
Alaska 48 U.S. Canada Europe Middle East Africa Areas Total
2021
Consolidated operations
Unproved property acquisition $ 1 11,261 11,262 4 - - - - 11,266
Proved property acquisition - 16,101 16,101 1 - - - - 16,102
1 27,362 27,363 5 - - - - 27,368
Exploration 84 765 849 80 31 51 2 40 1,053
Development 949 2,461 3,410 175 398 433 24 - 4,440
$ 1,034 30,588 31,622 260 429 484 26 40 32,861
Equity affiliates
Unproved property acquisition $ - - - - - - - - -
Proved property acquisition - -
- - - - - - - - -
Exploration - - - - - 5 - - 5
Development - - - - - 21 - - 21
$ - - - - - 26 - - 26
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

Supplementary Data

ConocoPhillips

2021 10-K
Capitalized Costs
At December 31 Millions of Dollars
Lower Total Asia Pacific/ Other
Alaska 48 U.S. Canada Europe Middle East Africa Areas Total
2021
Consolidated operations
Proved property

$ 22,750 58,561 81,311 7,380 14,514 12,226 966 - 116,397
Unproved property

1,402 7,704 9,106 1,517 155 92 114 9 10,993
24,152 66,265 90,417 8,897 14,669 12,318 1,080 9 127,390
Accumulated depreciation,
depletion and amortization 11,945 29,975 41,920 2,749 10,166 9,240 422 9 64,506
$ 12,207 36,290 48,497 6,148 4,503 3,078 658 - 62,884
Equity affiliates
Proved property

$ - - - - - 10,357 - - 10,357
Unproved property

- - - - - 2,162 - - 2,162
- - - - - 12,519 - - 12,519
Accumulated depreciation,
depletion and amortization - - - - - 8,539 - - 8,539
$ - - - - - 3,980 - - 3,980
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
$ - - - - - 5,538 - - 5,538

Supplementary Data

ConocoPhillips

2021 10-K

174
Standardized Measure of

Discounted Future Net Cash Flows Relatin

g

to Proved Oil and Gas Reserve Quantities
In accordance with SEC and FASB

requirements, amounts were

computed using 12-month average

prices (adjusted only for existing
contractual terms) and end-of-year

costs, appropriate statutory

tax rates and a prescri

bed 10 percent discount factor.

Twelve-
month average prices are calculated

as the unweighted arithmetic average

of the first-day-of-the-month

price for each month within
the 12-month period prior to the end of the reporting period.

For all years, continuation of year

-end economic conditions was
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
Discounted Future Net Cash Flows
Millions of Dollars
Lower Total Asia Pacific/
Alaska 48 U.S. Canada Europe Middle East Africa Total
2021
Consolidated operations
Future cash inflows $ 65,910 125,197 191,107 10,847 21,670 11,583 15,778 250,985
Less:
Future production costs

34,444 43,034 77,478 4,960 6,090 4,987 801 94,316
Future development costs 8,033 13,386 21,419 923 3,960 1,314 413 28,029
Future income tax provisions 5,310 13,167 18,477 117 8,345 1,542 13,506 41,987
Future net cash flows 18,123 55,610 73,733 4,847 3,275 3,740 1,058 86,653
10 percent annual discount 7,963 22,290 30,253 1,639 696 930 440 33,958
Discounted future net cash flows $ 10,160 33,320 43,480 3,208 2,579 2,810 618 52,695
Equity affiliates
Future cash inflows $ - - - - - 27,851 - 27,851
Less:
Future production costs

- - - - - 15,491 - 15,491
Future development costs - - - - - 1,649 - 1,649
Future income tax provisions - - - - - 3,071 - 3,071
Future net cash flows - - - - - 7,640 - 7,640
10 percent annual discount - - - - - 2,640 - 2,640
Discounted future net cash flows $ - - - - - 5,000 - 5,000
Total

company
Discounted future net cash flows $ 10,160 33,320 43,480 3,208 2,579 7,810 618 57,695

Supplementary Data

ConocoPhillips

2021 10-K
Millions of Dollars
Lower Total Asia Pacific/
Alaska 48 U.S. Canada* Europe Middle East Africa Total
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

Supplementary Data

ConocoPhillips

2021 10-K

176
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

Supplementary Data

ConocoPhillips

2021 10-K
Sources of Change in Discounted

Future Net Cash Flows
Millions of Dollars
Consolidated Operations Equity Affiliates Total Company
2021 2020 2019 2021 2020 2019 2021 2020 2019
Discounted future net cash flows

at the beginning of the year $ 4,674 27,372 35,434 2,862 7,170 7,929 7,536 34,542 43,363
Changes during the year
Revenues less production

costs for the year (20,000) (5,198) (13,424) (1,389) (897) (1,673) (21,389) (6,095) (15,097)
Net change in prices and
production costs 50,956 (34,307) (13,538) 3,822 (4,769) (422) 54,778 (39,076) (13,960)
Extensions, discoveries and
improved recovery,

less
estimated future costs 10,420 887 2,985 (44) 22 260 10,376 909 3,245
Development costs for the year 4,396 3,593 5,333 91 192 239 4,487 3,785 5,572
Changes in estimated future
development costs (33) 754 559 (104) (205) (21) (137) 549 538
Purchases of reserves in place,

less estimated future costs 17,833 1 10 - (3) - 17,833 (2) 10
Sales of reserves in place,

less estimated future costs (468) (302) (1,997) - - - (468) (302) (1,997)
Revisions of previous quantity
estimates 2,985 (2,299) 2,099 178 (42) 69 3,163 (2,341) 2,168
Accretion of discount 964 3,984 5,144 344 804 869 1,308 4,788 6,013
Net change in income taxes (19,032) 10,189 4,767 (760) 590 (80) (19,792) 10,779 4,687
Total changes 48,021 (22,698) (8,062) 2,138 (4,308) (759) 50,159 (27,006) (8,821)
Discounted future net cash flows
at year end $ 52,695 4,674 27,372 5,000 2,862 7,170 57,695 7,536 34,542
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

ConocoPhillips

2021 10-K

178
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

As of December 31, 2021, with the participation of our management,

our Chairman and Chief Executive Officer
(principal executive officer) and

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

effectively as of December 31, 2021.
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
Item 9B.

Other Information
None.
Item 9C.

Disclosure Regarding Foreign Jurisdictions that Prevent

Inspections
Not applicable.

ConocoPhillips

2021 10-K
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

Statement relating to our 2022
Annual Meeting of Stockholders, to be filed pursuant

to Regulation 14A on or before April

30, 2022, and is
incorporated herein by

reference.*

Item 11.

Executive Compensation
Information required by Item

11 of Part III will be included in our Proxy

Statement relating to our 2022 Annual
Meeting of Stockholders, to be filed pursuant

to Regulation 14A on or before

April 30, 2022, and is incorporated
herein by reference.*

Item 12.

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
Information required by Item

12 of Part III will be included in our Proxy

Statement relating to our 2022 Annual
Meeting of Stockholders, to be filed pursuant

to Regulation 14A on or before

April 30, 2022, and is incorporated
herein by reference.*

Item 13.

Certain Relationships and Related Transactions,

and Director
Independence
Information required by Item

13 of Part III will be included in our Proxy

Statement relating to our 2022 Annual
Meeting of Stockholders, to be filed pursuant

to Regulation 14A on or before

April 30, 2022, and is incorporated
herein by reference.*

Item 14.

Principal Accounting Fees and Services
Information required by Item

14 of Part III will be included in our Proxy

Statement relating to our 2022 Annual
Meeting of Stockholders, to be filed pursuant

to Regulation 14A on or before

April 30, 2022, and is incorporated
herein by reference.*

_________________________
*Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2022 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

ConocoPhillips

2021 10-K

180
Part IV
Item 15.

Exhibits, Financial Statement Schedules
(a)

1.

Financial Statements and Supplementary

Data
The financial statements and supplementary

information listed in the Index

to Financial Statements,
which appears on page
74
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

3.

Exhibits
The exhibits listed in the Index to

Exhibits, which appears on pages
181

through 185, are filed as part of
this annual report.

ConocoPhillips

2021 10-K
ConocoPhillips
Index to Exhibits
Incorporated by Reference
Exhibit
No. Description Exhibit Form File No.
2.1
Separation and Distribution Agreement Between ConocoPhillips and Phillips
66, dated April 26, 2012.
2.1 8-K 001-32395
2.2†‡
Purchase and Sale Agreement, dated March 29, 2017, by and among
ConocoPhillips Company, ConocoPhillips Canada Resources Corp.,
ConocoPhillips Canada Energy Partnership, ConocoPhillips Western Canada
Partnership, ConocoPhillips Canada (BRC) Partnership, ConocoPhillips Canada
E&P ULC, and Cenovus Energy Inc.
2.1 10-Q 001-32395
2.3†‡
Asset Purchase and Sale Agreement Amending Agreement, dated as of May
16, 2017, by and among ConocoPhillips Company, ConocoPhillips Canada
Resources Corp., ConocoPhillips Canada Energy Partnership, ConocoPhillips
Western Canada Partnership, ConocoPhillips Canada (BRC) Partnership,
ConocoPhillips Canada E&P ULC, and Cenovus Energy Inc.
2.2 8-K 001-32395
2.4
Agreement and Plan of Merger, dated as of October 18, 2020, among
ConocoPhillips, Falcon Merger Sub Corp. and Concho Resources Inc.
2.1 8-K 001-32395
3.1
Amended and Restated Certificate of Incorporation.
3.1 10-Q 001-32395
3.2
Certificate of Designations of Series A Junior Participating Preferred Stock of
ConocoPhillips.
3.2 8-K 000-49987
3.3
Amended and Restated By-Laws of ConocoPhillips, as amended and restated
as of October 9, 2015.
3.1 8-K 001-32395
3.4*
Restated Certificate of Incorporation of ConocoPhillips Company, dated
February 6, 2019.
ConocoPhillips and its subsidiaries are parties to

several debt instruments
under which the total amount of securities authorized

does not exceed
10 percent of the total assets of ConocoPhillips

and its subsidiaries on a
consolidated basis.

Pursuant to paragraph

4(iii)(A) of Item 601(b) of
Regulation S-K, ConocoPhillips

agrees to furnish a copy of such instruments

to
the SEC upon request.
4.1
Description of Securities of the Registrant.
4.1 10-K 001-32395
10.1
1986 Stock Plan of Phillips Petroleum Company.
10.11 10-K 004-49987
10.2
1990 Stock Plan of Phillips Petroleum Company.
10.12 10-K 004-49987
10.5
Amendment and Restatement of ConocoPhillips Supplemental Executive
Retirement Plan, dated April 19, 2012.

10.14 10-Q 001-32395
10.7
Omnibus Securities Plan of Phillips Petroleum Company.
10.19 10-K 004-49987
10.10.1
Amended and Restated ConocoPhillips Key Employee Supplemental
Retirement Plan, dated January 1, 2020.
10.10.1 10-K 001-32395
10.10.2
Eighth Amendment to Retirement Plans as amended and restated effective
January 1, 2016.
10.1 10-Q 001-32395

ConocoPhillips

2021 10-K

182
10.11.1
Amended and Restated Defined Contribution Make-Up Plan of
ConocoPhillips—Title I, dated January 1, 2020.
10.11.1 10-K 001-32395
10.11.2
Amended and Restated Defined Contribution Make-Up Plan of
ConocoPhillips—Title II, dated January 1, 2020.
10.11.2 10-K 001-32395
10.12
2002 Omnibus Securities Plan of Phillips Petroleum Company.
10.26 10-K 000-49987
10.15
Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips.
10.17 10-K 001-32395
10.16.1
Rabbi Trust Agreement dated December 17, 1999.
10.11 10-K 001-14521
10.16.2
Amendment to Rabbi Trust Agreement dated February 25, 2002.
10.39.1 10-K 000-49987
10.16.3
Phillips Petroleum Company Grantor Trust Agreement, dated June 1, 1998.
10.17.3 10-K 001-32395
10.16.4
First Amendment to the Trust Agreement under the Phillips Petroleum
Company Grantor Trust Agreement, dated May 3, 1999.
10.17.4 10-K 001-32395
10.16.5
Second Amendment to the Trust Agreement under the Phillips Petroleum
Company Grantor Trust Agreement, dated January 15, 2002.
10.17.5 10-K 001-32395
10.16.6
Third Amendment to the Trust Agreement under the Phillips Petroleum
Company Grantor Trust Agreement, dated October 5, 2006.
10.17.6 10-K 001-32395
10.16.7
Fourth Amendment to the Trust Agreement under the
ConocoPhillips Company Grantor Trust Agreement, dated May 1, 2012.
10.17.7 10-K 001-32395
10.16.8
Fifth Amendment to the Trust Agreement under the ConocoPhillips Company
Grantor Trust Agreement, dated May 20, 2015.
10.17.8 10-K 001-32395
10.17.1
ConocoPhillips Directors’ Charitable Gift Program.
10.40 10-K 000-49987
10.17.2
First and Second Amendments to the ConocoPhillips Directors’ Charitable Gift
Program.
10 10-Q 001-32395
10.19.1
Amended and Restated Key Employee Deferred Compensation Plan of
ConocoPhillips—Title I, dated January 1, 2020.
10.19.1 10-K 001-32395
10.19.2
Amended and Restated Key Employee Deferred Compensation Plan of
ConocoPhillips—Title II, dated January 1, 2020.
10.19.2 10-K 001-32395
10.20
Amendment and Restatement of ConocoPhillips Key Employee Change in
Control Severance Plan, effective January 1, 2014.
10.21 10-K 001-32395
10.20.1*
Amendment and Restatement of ConocoPhillips Key Employee Change in
Control Severance Plan, effective December 2, 2021.
10.22.1
2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.
Schedule
14A
Proxy 000-49987
10.22.2
Form of Stock Option Award Agreement under the Stock Option and Stock
Appreciation Rights Program under the 2004 Omnibus Stock and Performance
Incentive Plan of ConocoPhillips.
10.26 10-K 001-32395
10.22.3
Form of Performance Share Unit Award Agreement under the Performance
Share Program under the 2004 Omnibus Stock and Performance Incentive
Plan of ConocoPhillips.
10.27 10-K 001-32395
10.23
Omnibus Amendments to certain ConocoPhillips employee benefit plans, adopted December 7, 2007.
10.30 10-K 001-32395

ConocoPhillips

2021 10-K
10.24
2009 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.
Schedule
14A
Proxy 001-32395
10.25.1
2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.
Schedule
14A
Proxy 001-32395
10.25.2
Form of Stock Option Award Agreement under the Stock Option and Stock
Appreciation Rights Program under the 2011 Omnibus Stock and Performance
Incentive Plan of ConocoPhillips, effective February 9, 2012.
10 10-Q 001-32395
10.25.4
Form of Performance Share Unit Agreement under the Restricted Stock
Program under the 2011 Omnibus Stock and Performance Incentive Plan of
ConocoPhillips, dated February 5, 2013.
10.26.6 10-K 001-32395
10.25.7
Form of Stock Option Award Agreement under the Stock Option and Stock
Appreciation Rights Program under the 2011 Omnibus Stock and Performance
Incentive Plan of ConocoPhillips, dated February 5, 2013.
10.26.9 10-K 001-32395
10.25.8
Form of Make-Up Grant Award Agreement under the 2011 Omnibus Stock and
Performance Incentive Plan of ConocoPhillips, dated January 1, 2012.
10.2 10-Q 001-32395
10.25.9
Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock
Option Program granted under the 2011 Omnibus Stock and Performance
Incentive Plan of ConocoPhillips, dated February 18, 2014.
10.1 10-Q 001-32395
10.25.10
Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock
Option Program granted under the 2014 Omnibus Stock and Performance
Incentive Plan of ConocoPhillips, dated February 16, 2016.
10.26.12 10-K 001-32395
10.25.12

Form of Performance Period IX Award Agreement, as part of the
ConocoPhillips Performance Share Program granted under the 2011 Omnibus
Stock and Performance Incentive Plan of ConocoPhillips, dated February 18,
2014.
10.3 10-Q 001-32395
10.25.14

Form of Performance Period X Award Agreement, as part of the
ConocoPhillips Performance Share Program granted under the 2011 Omnibus
Stock and Performance Incentive Plan of ConocoPhillips, dated February 18,
2014.
10.5 10-Q 001-32395
10.25.17

Form of Inducement Grant Award Agreement under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated March 31, 2014.
10.11 10-Q 001-32395
10.25.18
Form of Performance Share Unit Award Terms and Conditions for
Performance Period 18, as part of the ConocoPhillips Performance Share
Program granted under the 2014 Omnibus Stock and Performance Incentive
Plan of ConocoPhillips, dated February 13, 2018.
10.26.24 10-K 001-32395
10.26.1
2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.
10.1 8-K 001-32395
10.26.4
Form of Non-Employee Director Restricted Stock Units Terms and Conditions,
as part of the Deferred Compensation Plan for Non-Employee Directors of
ConocoPhillips, dated January 15, 2016.
10.3 10-Q 001-32395
10.26.7
Form of Key Employee Award Terms and Conditions, as part of the
ConocoPhillips Stock Option Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 14, 2017.
10.1 10-Q 001-32395

ConocoPhillips

2021 10-K

184
10.26.11
Form of Key Employee Award Terms and Conditions as part of the
ConocoPhillips Executive Restricted Stock Unit Program granted under the
2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated
February 13, 2018.
10.27.12 10-K 001-32395
10.26.13
Form of Key Employee Award Terms and Conditions as part of the
ConocoPhillips Restricted Stock Program granted under the 2014 Omnibus
Stock and Performance Incentive Plan of ConocoPhillips, dated February 13,
2018.
10.27.14 10-K 001-32395
10.26.14
Form of Retention Award Terms and Conditions, 2017 revision, as part of the
Restricted Stock Unit Award, granted under the 2014 Omnibus Stock and
Performance Incentive Plan of ConocoPhillips.
10.27.15 10-K 001-32395
10.26.15
Form of Key Employee Award Terms and Conditions as part of the
ConocoPhillips Restricted Stock Unit Program granted under the 2014
Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated
February 14, 2019.

10.27.16 10-K 001-32395
10.27
Amended and Restated 409A Annex to Nonqualified Deferred Compensation
Arrangements of ConocoPhillips, dated January 1, 2020.
10.27 10-K 001-32395
10.29
Amendment and Restatement of the Burlington Resources Inc. Management
Supplemental Benefits Plan, dated April 19, 2012.
10.9 10-Q 001-32395
10.30.1
Successor Trustee Agreement of the Deferred Compensation Trust Agreement
for Non-Employee Directors of ConocoPhillips dated July 31, 2020.
10.1 10-Q 001-32395
10.30.2
First Amendment to the Successor Trust Agreement of the Deferred
Compensation Trust Agreement for Non-Employee Directors of
ConocoPhillips, dated August 4, 2020.
10.2 10-Q 001-32395
10.31
Indemnification and Release Agreement between ConocoPhillips and Phillips
66, dated April 26, 2012.
10.1 8-K 001-32395
10.32
Intellectual Property Assignment and License Agreement between
ConocoPhillips and Phillips 66, dated April 26, 2012.
10.2 8-K 001-32395
10.33
Tax Sharing Agreement between ConocoPhillips and Phillips 66, dated April
26, 2012.
10.3 8-K 001-32395
10.34
Employee Matters Agreement between ConocoPhillips and Phillips 66, dated
April 12, 2012.
10.4 8-K 001-32395
10.36
ConocoPhillips Clawback Policy dated October 3, 2012.
10.3 10-Q 001-32395
10.37
Term Loan Agreement, between ConocoPhillips, as borrower, ConocoPhillips
Company, as guarantor, Toronto Dominion (Texas) LLC, as administrative agent and the banks party thereto, with TD Securities (USA) LLC, as lead arranger and bookrunner, dated March 18, 2016.
10.1 8-K 001-32395
10.38
Company Retirement Contribution Make-Up Plan of ConocoPhillips, dated
December 28, 2018.
10.39 10-K 001-32395
10.40
Form of Key Employee Award Terms and Conditions, as part of the
ConocoPhillips Targeted Variable Long Term Incentive Program, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips,
dated September 23, 2019.
10.1 10-Q 001-32395
10.41
ConocoPhillips Executive Restricted Stock Unit Program, dated February 11,
2020.
10.1 10-Q 001-32395

ConocoPhillips

2021 10-K
10.42
Form of Retention Award Terms and Conditions, as part of the Restricted
Stock Unit Award, granted under the 2014 Omnibus Stock and Performance
Incentive Plan of ConocoPhillips.
10.1 10-Q 001-32395
10.43
Form of Inducement Grant Award Agreement under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated January 15, 2021.
10.3 10-Q 001-32395
10.44
Compensation Resolutions regarding Matthew J. Fox, dated April 8, 2021.
10.1 10-Q 001-32395
10.45
Form of Aircraft Time Sharing Agreement by and between certain executives and ConocoPhillips dated June 21, 2021.
10.2 10-Q 001-32395
10.46
Purchase and Sale Agreement, dated as of September 20, 2021, by and between Shell Enterprises LLC and ConocoPhillips.
10.1 10-Q 001-32395
10.47*
Amendment and Restatement of ConocoPhillips Executive Severance Plan,
dated December 2, 2021.

21*
List of Subsidiaries of ConocoPhillips.
22*
Subsidiary Guarantors of Guaranteed Securities.
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

ConocoPhillips

2021 10-K

Signature
Pursuant to the requirements

of Section 13 or 15(d) of the Securities Exchange Act of 1934,

the registrant has duly
caused this report to be signed on its behalf by the

undersigned, thereunto duly authorized.
CONOCOPHILLIPS
February 17, 2022 /s/ Ryan M. Lance
Ryan M. Lance
Chairman of the Board of Directors
and Chief Executive Officer
Pursuant to the requirements

of the Securities Exchange Act of 1934, this report

has been signed, as of February
17, 2022, on behalf of the registrant

by the following officers in the capacity

indicated and by a majority of
directors.
Signature Title
/s/ Ryan M. Lance Chairman of the Board of Directors
Ryan M. Lance and Chief Executive Officer
(Principal executive officer)
/s/ William L. Bullock, Jr. Executive Vice President and
William L. Bullock, Jr. Chief Financial Officer
(Principal financial officer)
/s/ Kontessa S. Haynes-Welsh Chief Accounting Officer
Kontessa S. Haynes-Welsh (Principal accounting officer)

ConocoPhillips

2021 10-K
/s/ Charles E. Bunch Director
Charles E. Bunch

/s/ Caroline M. Devine Director
Caroline M. Devine
/s/ Gay Huey Evans Director
Gay Huey Evans
/s/ John V.

Faraci
Director
John V.

Faraci
/s/ Jody Freeman Director
Jody Freeman
/s/ Jeffrey A. Joerres Director
Jeffrey A. Joerres
/s/ Timothy A. Leach Director
Timothy A. Leach
/s/ William H. McRaven Director
William H. McRaven
/s/ Sharmila Mulligan Director
Sharmila Mulligan
/s/ Eric D. Mullins Director
Eric D. Mullins
/s/ Arjun N. Murti Director
Arjun N. Murti
/s/ Robert A. Niblock Director
Robert A. Niblock
/s/ David T.

Seaton
Director
David T.

Seaton
/s/ R.A. Walker Director
R.A. Walker