Form 10-Q
period 2022-03-31
CONOCOPHILLIPS
filed 2022-05-05
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________
Commission file number: 001-32395
ConocoPhillips
(Exact name of registrant as specified in its charter)

Delaware	01-0562944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
925 N. Eldridge Parkway, Houston, TX 77079
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,293,449,547 shares of common stock, $.01 par value, outstanding at March 31, 2022.

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations
The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP	British pound	DD&A	depreciation, depletion and amortization
Units of Measurement		FASB	Financial Accounting Standards Board
BBL	barrel
BCF	billion cubic feet	FIFO	first-in, first-out
BOE	barrels of oil equivalent	G&A	general and administrative
MBD	thousands of barrels per day	GAAP	generally accepted accounting principles
MCF	thousand cubic feet
MBOD	thousand barrels of oil per day	LIFO	last-in, first-out
MM	million	NPNS	normal purchase normal sale
MMBOE	million barrels of oil equivalent	PP&E	properties, plants and equipment
MMBOD	million barrels of oil per day	VIE	variable interest entity
MBOED	thousands of barrels of oil equivalent per day
MMBOED	millions of barrels of oil equivalent per day	Miscellaneous
MMBTU	million British thermal units	DE&I	diversity, equity and inclusion
MMCFD	million cubic feet per day	EPA	Environmental Protection Agency
		ESG	Environmental, Social and Corporate Governance
Industry		EU	European Union
BLM	Bureau of Land Management	FERC	Federal Energy Regulatory Commission
CBM	coalbed methane
CCUS	carbon capture utilization and	GHG	greenhouse gas
	storage	HSE	health, safety and environment
E&P	exploration and production	ICC	International Chamber of Commerce
FEED	front-end engineering and design	ICSID	World Bank’s International
FPS	floating production system		Centre for Settlement of
FPSO	floating production, storage and		Investment Disputes
	offloading	IRS	Internal Revenue Service
G&G	geological and geophysical	OTC	over-the-counter
JOA	joint operating agreement	NYSE	New York Stock Exchange
LNG	liquefied natural gas	SEC	U.S. Securities and Exchange
NGLs	natural gas liquids		Commission
OPEC	Organization of Petroleum	TSR	total shareholder return
	Exporting Countries	U.K.	United Kingdom
PSC	production sharing contract	U.S.	United States of America
PUDs	proved undeveloped reserves	VROC	variable return of cash
SAGD	steam-assisted gravity drainage
WCS	Western Canada Select
WTI	West Texas Intermediate

1	ConocoPhillips 2022 Q1 10-Q

Financial Statements	Table of Contents
PART I. Financial Information
Item 1.    Financial Statements

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Revenues and Other Income
Sales and other operating revenues	$17,762	9,826
Equity in earnings of affiliates	426	122
Gain on dispositions	817	233
Other income	286	378
Total Revenues and Other Income	19,291	10,559
Costs and Expenses
Purchased commodities	6,751	4,483
Production and operating expenses	1,581	1,383
Selling, general and administrative expenses	187	311
Exploration expenses	69	84
Depreciation, depletion and amortization	1,823	1,886
Impairments	2	(3)
Taxes other than income taxes	814	370
Accretion on discounted liabilities	61	62
Interest and debt expense	217	226
Foreign currency transaction loss	24	19
Other expenses	(136)	24
Total Costs and Expenses	11,393	8,845
Income before income taxes	7,898	1,714
Income tax provision	2,139	732
Net Income	$5,759	982

Net Income Per Share of Common Stock (dollars)
Basic	$4.41	0.75
Diluted	4.39	0.75
Average Common Shares Outstanding (in thousands)
Basic	1,301,930	1,300,375
Diluted	1,307,404	1,302,691
See Notes to Consolidated Financial Statements.

ConocoPhillips 2022 Q1 10-Q	2

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Net Income	$5,759	982
Other comprehensive income
Defined benefit plans
Reclassification adjustment for amortization of prior service credit included in net income	(10)	(9)
Net change	(10)	(9)
Net actuarial gain arising during the period	—	75
Reclassification adjustment for amortization of net actuarial losses included in net income	16	25
Net change	16	100
Income taxes on defined benefit plans	(2)	(21)
Defined benefit plans, net of tax	4	70
Unrealized holding loss on securities	(4)	(1)
Income taxes on unrealized holding loss on securities	1	—
Unrealized holding loss on securities, net of tax	(3)	(1)
Foreign currency translation adjustments	141	69
Foreign currency translation adjustments, net of tax	141	69
Other Comprehensive Income, Net of Tax	142	138
Comprehensive Income	$5,901	1,120
See Notes to Consolidated Financial Statements.

3	ConocoPhillips 2022 Q1 10-Q

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	March 31 2022	December 31 2021
Assets
Cash and cash equivalents	$6,414	5,028
Short-term investments	730	446
Accounts and notes receivable (net of allowance of $2 and $2, respectively)	7,807	6,543
Accounts and notes receivable—related parties	72	127
Investment in Cenovus Energy	—	1,117
Inventories	1,174	1,208
Prepaid expenses and other current assets	1,389	1,581
Total Current Assets	17,586	16,050
Investments and long-term receivables	8,309	7,113
Net properties, plants and equipment (net of accumulated DD&A of $64,711 and $64,735, respectively)	64,642	64,911
Other assets	2,771	2,587
Total Assets	$93,308	90,661

Liabilities
Accounts payable	$4,875	5,002
Accounts payable—related parties	22	23
Short-term debt	1,160	1,200
Accrued income and other taxes	3,162	2,862
Employee benefit obligations	446	755
Other accruals	1,959	2,179
Total Current Liabilities	11,624	12,021
Long-term debt	17,586	18,734
Asset retirement obligations and accrued environmental costs	5,815	5,754
Deferred income taxes	6,556	6,179
Employee benefit obligations	1,085	1,153
Other liabilities and deferred credits	1,424	1,414
Total Liabilities	44,090	45,255

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value)
Issued (2022—2,098,495,534 shares; 2021—2,091,562,747 shares)
Par value	21	21
Capital in excess of par	60,907	60,581
Treasury stock (at cost: 2022—805,045,987 shares; 2021—789,319,875 shares)	(52,344)	(50,920)
Accumulated other comprehensive loss	(4,808)	(4,950)
Retained earnings	45,442	40,674
Total Equity	49,218	45,406
Total Liabilities and Equity	$93,308	90,661
See Notes to Consolidated Financial Statements.

ConocoPhillips 2022 Q1 10-Q	4

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Cash Flows From Operating Activities
Net income	$5,759	982
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,823	1,886
Impairments	2	(3)
Dry hole costs and leasehold impairments	7	6
Accretion on discounted liabilities	61	62
Deferred taxes	373	203
Undistributed equity earnings	220	81
Gain on dispositions	(817)	(233)
Gain on investment in Cenovus Energy	(251)	(308)
Other	(152)	(581)
Working capital adjustments
Increase in accounts and notes receivable	(1,535)	(785)
Decrease (increase) in inventories	27	(51)
Decrease (increase) in prepaid expenses and other current assets	58	(43)
Increase (decrease) in accounts payable	(204)	424
Increase (decrease) in taxes and other accruals	(303)	440
Net Cash Provided by Operating Activities	5,068	2,080
Cash Flows From Investing Activities
Capital expenditures and investments	(3,161)	(1,200)
Working capital changes associated with investing activities	363	61
Acquisition of businesses, net of cash acquired	37	382
Proceeds from asset dispositions	2,332	(17)
Net purchases of investments	(263)	(499)
Collection of advances/loans—related parties	55	52
Other	26	6
Net Cash Used in Investing Activities	(611)	(1,215)
Cash Flows From Financing Activities
Issuance of debt	2,897	—
Repayment of debt	(3,964)	(26)
Issuance of company common stock	271	(28)
Repurchase of company common stock	(1,425)	(375)
Dividends paid	(864)	(588)
Other	(52)	2
Net Cash Used in Financing Activities	(3,137)	(1,015)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	21	(2)
Net Change in Cash, Cash Equivalents and Restricted Cash	1,341	(152)
Cash, cash equivalents and restricted cash at beginning of period	5,398	3,315
Cash, Cash Equivalents and Restricted Cash at End of Period	$6,739	3,163
Restricted cash of $0 million and $325 million are included in the "Prepaid expenses and other current assets" and "Other assets" lines, respectively, of our Consolidated Balance Sheet as of March 31, 2022.
Restricted cash of $152 million and $218 million are included in the "Prepaid expenses and other current assets" and "Other assets" lines, respectively, of our Consolidated Balance Sheet as of December 31, 2021.
See Notes to Consolidated Financial Statements.

5	ConocoPhillips 2022 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Notes to Consolidated Financial Statements

Note 1—Basis of Presentation
The interim-period financial information presented in the financial statements included in this report is unaudited and, in the opinion of management, includes all known accruals and adjustments necessary for a fair presentation of the consolidated financial position of ConocoPhillips, its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature unless otherwise disclosed. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2021 Annual Report on Form 10-K.

Note 2—Inventories

	Millions of Dollars
	March 31 2022	December 31 2021
Crude oil and natural gas	$611	647
Materials and supplies	563	561
Total Inventories	$1,174	1,208

Inventories valued on the LIFO basis	$353	395

Note 3—Acquisitions and Dispositions
Acquisition of Shell Enterprise LLC's (Shell) Permian Assets
In December 2021, we completed our acquisition of Shell's assets in the Permian based Delaware Basin in an all-cash transaction for $8.6 billion after customary adjustments. Assets acquired include approximately 225,000 net acres and producing properties located entirely in Texas. The acquisition was accounted for as a business combination under FASB Topic ASC 805 using the acquisition method, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Fair value measurements were made for acquired assets and liabilities, and adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date as we identify new information about facts and circumstances that existed as of the acquisition date to consider.

Oil and gas properties were valued using a discounted cash flow approach incorporating market participant and internally generated price assumptions, production profiles, and operating and development cost assumptions. The fair values determined for accounts receivable, accounts payable, and most other current assets and current liabilities were equivalent to the carrying value due to their short-term nature. The total consideration of $8.6 billion was allocated to the identifiable assets and liabilities based on their fair values at the acquisition date.

ConocoPhillips 2022 Q1 10-Q	6

Notes to Consolidated Financial Statements	Table of Contents

Assets Acquired	Millions of Dollars
Accounts receivable, net	$337
Inventories	20
Net properties, plants and equipment	8,582
Other assets	50
Total assets acquired	$8,989

Liabilities Assumed
Accounts payable	$206
Accrued income and other taxes	6
Other accruals	20
Asset retirement obligations and accrued environmental costs	86
Other liabilities and deferred credits	36
Total liabilities assumed	$354
Net assets acquired	$8,635

With the completion of the Shell Permian transaction, we acquired proved and unproved properties of approximately $4.2 billion and $4.3 billion, respectively.

Supplemental Pro Forma (unaudited)
The following table summarizes the unaudited supplemental pro forma financial information for the three-month period ending March 31, 2021, as if we had completed the acquisition of Shell's Permian assets on January 1, 2020:

	Millions of Dollars
	Three Months Ended March 31, 2021
Supplemental Pro Forma (unaudited)	As Reported	Pro forma Shell	Pro forma Combined
Total Revenues and Other Income	10,559	596	11,155
Income before income taxes	1,714	119	1,833
Net Income	982	91	1,073

Earnings per share ($ per share):
Basic net income	$0.75		0.82
Diluted net income	0.75		0.82

The unaudited supplemental pro forma financial information is presented for illustration and comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed on January 1, 2020, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma financial information for the three-month period ending March 31, 2021, is a result of combining the consolidated income statement of ConocoPhillips with the results of the assets acquired from Shell. The pro forma results do not include transaction-related costs, nor any cost savings anticipated as a result of the transaction. The pro forma results include adjustments made primarily to DD&A, which is based on the unit-of-production method, resulting from the purchase price allocated to properties, plants and equipment. We believe the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected.

7	ConocoPhillips 2022 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Acquisition of Concho Resources Inc. (Concho)
In January 2021, we completed our acquisition of Concho, an independent oil and gas exploration and production company in an all-stock transaction. In conjunction with this acquisition, we commenced, and completed in 2021, a company-wide restructuring program, the scope of which included combining the operations of the two companies as well as other global restructuring activities for which we recognized non-recurring restructuring and transaction costs. Further information regarding the Concho acquisition can be found in the following footnotes: Note 7—Changes in Equity; Note 9—Contingencies and Commitments; Note 10—Derivative and Financial Instruments; and Note 13—Cash Flow Information and should be read in conjunction with the notes included in our Annual Report on Form 10-K.

Acquisition of Additional Shareholding Interest in Australia Pacific LNG Pty Ltd (APLNG)
In February 2022, we completed the acquisition of an additional 10 percent interest in APLNG from Origin Energy for approximately $1.4 billion after customary adjustments in an all-cash transaction resulting from the exercise of our preemption right. This increases our ownership in APLNG to 47.5 percent, with Origin Energy and Sinopec owning 27.5 percent and 25 percent, respectively. APLNG is reported as an equity investment in our Asia Pacific segment.

Assets Sold
In March 2022, we completed the divestiture of our subsidiaries that held our Indonesia assets and operations, and based on an effective date of January 1, 2021, we received net proceeds of $731 million after customary adjustments and recognized a $534 million before-tax and $462 million after-tax gain related to this transaction. Together, the subsidiaries sold indirectly held our 54 percent interest in the Indonesia Corridor Block Production Sharing Contract (PSC) and 35 percent shareholding in the Transasia Pipeline Company. At the time of the disposition, the net carrying value was approximately $0.2 billion, excluding $0.2 billion of cash and restricted cash. The net book value consisted primarily of $0.3 billion of PP&E and $0.1 billion of ARO. The before-tax earnings associated with the subsidiaries sold, excluding the gain on disposition noted above, were $138 million and $122 million for the three-month period ended March 31, 2022 and 2021, respectively. Results of operations for the Indonesia interests sold were reported in our Asia Pacific segment.
For the three-months ended March 31, 2022, we recorded contingent payments of $250 million, relating to the previous dispositions of our interest in the Foster Creek Christina Lake Partnership and western Canada gas assets as well as our San Juan assets. The contingent payments are recorded as gain on disposition in our consolidated income statement and are reflected within our Canada and Lower 48 segments. In the first quarter of 2021, we recorded contingent payments of $26 million.

Assets Held for Sale
In January 2022, we entered into an agreement to sell our interests in certain noncore assets in the Lower 48 segment for $440 million, before customary adjustments. These assets have a net carrying value of approximately $289 million, which consisted primarily of $400 million of PP&E and $111 million of liabilities, primarily noncurrent AROs. These assets met held for sale criteria in the first quarter, and as of March 31, 2022, we reclassified the PP&E to "Prepaid expenses and other current assets" and the noncurrent liabilities to "Other accruals" on our consolidated balance sheet. The before-tax earnings associated with these assets were $23.1 million and $0.5 million for the three-month periods ended March 31, 2022 and 2021, respectively. This transaction closed in April 2022.

ConocoPhillips 2022 Q1 10-Q	8

Notes to Consolidated Financial Statements	Table of Contents
Note 4—Investments, Loans and Long-Term Receivables
APLNG
APLNG executed project agreements for an $8.5 billion project finance facility in 2012 which became non-recourse following financial completion in 2017. Following restructuring efforts, the facility is currently composed of a financing agreement with the Export-Import Bank of the United States, a commercial bank facility and two United States Private Placement note facilities. APLNG principal and interest payments commenced in March 2017 and are scheduled to occur bi-annually until September 2030. At March 31, 2022, a balance of $5.5 billion was outstanding on these facilities. See Note 8.

In February 2022, we completed the acquisition of an additional 10 percent interest in APLNG from Origin Energy for approximately $1.4 billion resulting from the exercise of our preemption right. This increases our ownership in APLNG to 47.5 percent, with Origin Energy and Sinopec owning 27.5 percent and 25 percent, respectively.
At March 31, 2022, the carrying value of our equity method investment in APLNG was $6.8 billion. The balance is included in the “Investments and long-term receivables” line on our consolidated balance sheet.
Loans
As part of our normal ongoing business operations, and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. At March 31, 2022, significant loans to affiliated companies included $59 million in project financing to Qatar Liquefied Gas Company Limited (3), which is included within the “Accounts and notes receivable—related parties” line on our consolidated balance sheet.

Note 5—Investment in Cenovus Energy
During 2021, we initiated disposal of our Cenovus Energy (CVE) common shares and at March 31, 2022, we are fully divested of our investment.

At December 31, 2021, we held 91 million shares, which approximated 4.5% of the issued and outstanding common shares of CVE. Those shares were carried on our balance sheet at fair value of $1.1 billion based on the closing price on the NYSE on the last trading day of $12.28 per share. During the first quarter of 2022, we sold our remaining 91 million shares, recognizing proceeds of $1.4 billion.

All gains and losses are recognized within "Other income” on our consolidated income statement. Proceeds related to the sale of our CVE shares are included within “Cash Flows from Investing Activities” on our consolidated statement of cash flows. See Note 11.

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Total Net gain on equity securities	$251	308
Less: Net gain on equity securities sold during the period	251	—
Unrealized gain on equity securities still held at the reporting date	$—	308

9	ConocoPhillips 2022 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 6—Debt

	Millions of Dollars
	March 31 2022	December 31 2021
2.4% Notes due 2022	$329	329
7.65% Debentures due 2023	78	78
3.35% Notes due 2024	426	426
2.125% Notes due 2024	900	—
8.2% Notes due 2025	134	134
3.35% Debentures due 2025	199	199
2.4% Notes due 2025	900	—
6.875% Debentures due 2026	67	67
4.95% Notes due 2026	1,250	1,250
7.8% Debentures due 2027	203	203
3.75% Notes due 2027	196	1,000
4.3% Notes due 2028	223	1,000
7.375% Debentures due 2029	92	92
7% Debentures due 2029	112	200
6.95% Notes due 2029	1,195	1,549
8.125% Notes due 2030	390	390
7.4% Notes due 2031	382	500
7.25% Notes due 2031	400	500
7.2% Notes due 2031	447	575
2.4% Notes due 2031	227	500
5.9% Notes due 2032	505	505
4.15% Notes due 2034	246	246
5.95% Notes due 2036	326	500
5.951% Notes due 2037	645	645
5.9% Notes due 2038	350	600
6.5% Notes due 2039	1,588	2,750
3.758% Notes due 2042	785	—
4.3% Notes due 2044	750	750
5.95% Notes due 2046	329	500
7.9% Debentures due 2047	60	60
4.875% Notes due 2047	319	800
4.85% Notes due 2048	219	600
3.8% Notes due 2052	1,100	—
4.025% Notes due 2062	1,770	—
Floating rate notes due 2022 at 1.06% – 1.41% during 2022 and 1.02% –1.12% during 2021	500	500
Marine Terminal Revenue Refunding Bonds due 2031 at 0.07% – 0.65% during 2022 and 0.04% – 0.15% during 2021	265	265
Industrial Development Bonds due 2035 at 0.07%% – 0.65% during 2022 and 0.04% – 0.12% during 2021	18	18
Other	35	35
Debt at face value	17,960	17,766
Finance leases	1,308	1,261
Net unamortized premiums, discounts and debt issuance costs	(522)	907
Total debt	18,746	19,934
Short-term debt	(1,160)	(1,200)
Long-term debt	$17,586	18,734

ConocoPhillips 2022 Q1 10-Q	10

Notes to Consolidated Financial Statements	Table of Contents
In the first quarter of 2022, we completed a debt refinancing consisting of three concurrent transactions: a tender offer to repurchase existing debt for cash; exchange offers to retire certain debt in exchange for new debt and cash; and a new debt issuance to partially fund the cash paid in the tender and exchange offers.

Tender Offer
In March 2022, we repurchased a total of $2,716 million aggregate principal amount of debt as listed below. We paid premiums above face value of $333 million to repurchase these debt instruments and recognized a gain on debt extinguishment of $155 million which is included in the "Other expenses" line on our consolidated income statement.

•3.75% Notes due 2027 with principal of $1,000 million (partial repurchase of $804 million)
•4.3% Notes due 2028 with principal of $1,000 million (partial repurchase of $777 million)
•2.4% Notes due 2031 with principal of $500 million (partial repurchase of $273 million)
•4.875% Notes due 2047 with principal of $800 million (partial repurchase of $481 million)
•4.85% Notes due 2048 with principal of $600 million (partial repurchase of $381 million)

Exchange Offers
Also in March 2022, we completed two concurrent debt exchange offers through which $2,544 million of aggregate principal of existing notes was tendered and accepted in exchange for a combination of new notes and cash. The debt exchange offers were treated as debt modifications for accounting purposes resulting in a portion of the unamortized debt discount, premiums and debt issuance costs of the existing notes being allocated to the new notes on the settlement dates of the exchange offers. We paid premiums above face value of $883 million, comprised of $872 million of cash as well as new notes, which were capitalized as additional debt discount. We incurred expenses of $28 million in the exchanges which are included in the "Other expenses" line on our consolidated income statement.

The notes tendered and accepted in the exchange offers were:
•7% Debentures due 2029 with principal amount of $200 million (partial exchange of $88 million)
•6.95% Notes due 2029 with principal amount of $1,549 million (partial exchange of $354 million)
•7.4% Notes due 2031 with principal amount of $500 million (partial exchange of $118 million)
•7.25% Notes due 2031 with principal amount of $500 million (partial exchange of $100 million)
•7.2% Notes due 2031 with principal amount of $575 million (partial exchange of $128 million)
•5.95% Notes due 2036 with principal amount of $500 million (partial exchange of $174 million)
•5.9% Notes due 2038 with principal amount of $600 million (partial exchange of $250 million)
•6.5% Notes due 2039 with principal amount of $2,750 million (partial exchange of $1,162 million)
•5.95% Notes due 2046 with principal amount of $500 million (partial exchange of $171 million)

The notes tendered and accepted were exchanged for the following new notes:
•3.758% Note due 2042 with principal amount of $785 million
•4.025% Note due 2062 with principal amount of $1,770 million

New Debt Issuance
On March 8, 2022 we issued the following new notes consisting of:
•2.125% Notes due 2024 with principal of $900 million
•2.4% Notes due 2025 with principal of $900 million
•3.8% Notes due 2052 with principal of $1,100 million

In April 2022, we provided formal notice to holders of our 4.95% Notes due 2026 with principal of $1,250 million that we would retire this debt in full per the provisions in the bond indenture, with settlement scheduled for May 2022. Retirement of this bond will be sourced from cash and further accelerates progress towards our debt reduction target.

In February 2022, we refinanced our revolving credit facility from a total borrowing capacity of $6.0 billion to $5.5 billion with an expiration date of February 2027. Our revolving credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or any of its consolidated subsidiaries. The amount of the facility is not subject to redetermination prior to its expiration date.

11	ConocoPhillips 2022 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in the short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at March 31, 2022. At December 31, 2021, we had no commercial paper outstanding and no direct borrowings or letters of credit issued.
The current credit ratings on our long-term debt are:
•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody’s: “A3” with a “positive” outlook

We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity upon downgrade of our credit ratings. If our credit ratings are downgraded from their current levels, it could increase the cost of corporate debt available to us and restrict our access to the commercial paper markets. If our credit rating were to deteriorate to a level prohibiting us from accessing the commercial paper market, we would still be able to access funds under our revolving credit facility.
At March 31, 2022, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis, therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

ConocoPhillips 2022 Q1 10-Q	12

Notes to Consolidated Financial Statements	Table of Contents
Note 7—Changes in Equity

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended March 31, 2022
Balances at December 31, 2021	$21	60,581	(50,920)	(4,950)	40,674	45,406
Net income					5,759	5,759
Other comprehensive income				142		142
Dividends declared
Ordinary ($0.46 per common share)					(603)	(603)
Variable return of cash ($0.30 per common share)					(390)	(390)
Repurchase of company common stock			(1,425)			(1,425)
Distributed under benefit plans		326				326
Other			1		2	3
Balances at March 31, 2022	$21	60,907	(52,344)	(4,808)	45,442	49,218

For the three months ended March 31, 2021
Balances at December 31, 2020	$18	47,133	(47,297)	(5,218)	35,213	29,849
Net income					982	982
Other comprehensive income				138		138
Dividends declared
Ordinary ($0.43 per common share)					(588)	(588)
Acquisition of Concho	3	13,122				13,125
Repurchase of company common stock			(375)			(375)
Distributed under benefit plans		23				23
Other					1	1
Balances at March 31, 2021	$21	60,278	(47,672)	(5,080)	35,608	43,155

13	ConocoPhillips 2022 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 8—Guarantees
At March 31, 2022, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At March 31, 2022, we had outstanding multiple guarantees in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing March 2022 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee is 9 years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At March 31, 2022, the carrying value of this guarantee was $14 million.

•In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy Limited in October 2008, we agreed to reimburse Origin Energy Limited for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements. The final guarantee expires in the fourth quarter of 2041. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $910 million ($1.6 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-ventures do not make necessary equity contributions into APLNG.
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 15 to 24 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $290 million and would become payable if APLNG does not perform. At March 31, 2022, the carrying value of these guarantees was approximately $20 million.
Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $720 million, which consist primarily of guarantees of the residual value of leased office buildings, guarantees of the residual value of corporate aircrafts, and a guarantee for our portion of a joint venture’s project finance reserve accounts. These guarantees have remaining terms of one to five years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties. At March 31, 2022, the carrying value of these guarantees was $8 million.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnification obligations at March 31, 2022, was $20 million. Those related to environmental issues have terms that are generally indefinite and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 9 for additional information about environmental liabilities.

ConocoPhillips 2022 Q1 10-Q	14

Notes to Consolidated Financial Statements	Table of Contents
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
At March 31, 2022, our balance sheet included a total environmental accrual of $184 million, compared with $187 million at December 31, 2021, for remediation activities in the U.S. and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

15	ConocoPhillips 2022 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Litigation and Other Contingencies
We are subject to various lawsuits and claims including, but not limited to, matters involving oil and gas royalty and severance tax payments, gas measurement and valuation methods, contract disputes, environmental damages, climate change, personal injury, and property damage. Our primary exposures for such matters relate to alleged royalty and tax underpayments on certain federal, state and privately owned properties, claims of alleged environmental contamination and damages from historic operations, and climate change. We will continue to defend ourselves vigorously in these matters.
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
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at March 31, 2022, we had performance obligations secured by letters of credit of $340 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
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
In 2014, ConocoPhillips filed a separate and independent arbitration under the rules of the ICC against PDVSA under the contracts that had established the Petrozuata and Hamaca projects. The ICC Tribunal issued an award in April 2018, finding that PDVSA owed ConocoPhillips approximately $2 billion under their agreements in connection with the expropriation of the projects and other pre-expropriation fiscal measures. In August 2018, ConocoPhillips entered into a settlement with PDVSA to recover the full amount of this ICC award, plus interest through the payment period, including initial payments totaling approximately $500 million within a period of 90 days from the time of signing of the settlement agreement. The balance of the settlement is to be paid quarterly over a period of four and a half years. Per the settlement, PDVSA recognized the ICC award as a judgment in various jurisdictions, and ConocoPhillips agreed to suspend its legal enforcement actions. ConocoPhillips sent notices of default to PDVSA on October 14 and November 12, 2019, and to date PDVSA has failed to cure its breach. As a result, ConocoPhillips has resumed legal enforcement actions. To date, ConocoPhillips has received approximately $769 million in connection with the ICC award. ConocoPhillips has ensured that the settlement and any actions taken in enforcement thereof meet all appropriate U.S. regulatory requirements, including those related to any applicable sanctions imposed by the U.S. against Venezuela.
In 2016, ConocoPhillips filed a separate and independent arbitration under the rules of the ICC against PDVSA under the contracts that had established the Corocoro Project. On August 2, 2019, the ICC Tribunal awarded ConocoPhillips approximately $33 million plus interest under the Corocoro contracts. ConocoPhillips is seeking recognition and enforcement of the award in various jurisdictions. ConocoPhillips has ensured that all the actions related to the award meet all appropriate U.S. regulatory requirements, including those related to any applicable sanctions imposed by the U.S. against Venezuela.

ConocoPhillips 2022 Q1 10-Q	16

Notes to Consolidated Financial Statements	Table of Contents
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
In October 2020, the Bureau of Safety and Environmental Enforcement (BSEE) ordered the prior owners of Outer Continental Shelf (OCS) Lease P-0166, including ConocoPhillips, to decommission the lease facilities, including two offshore platforms located near Carpinteria, California. This order was sent after the current owner of OCS Lease P-0166 relinquished the lease and abandoned the lease platforms and facilities. BSEE’s order to ConocoPhillips is premised on its connection to Phillips Petroleum Company, a legacy company of ConocoPhillips, which held a historical 25 percent interest in this lease and operated these facilities, but sold its interest approximately 30 years ago. ConocoPhillips is challenging the BSEE order but continues to evaluate its exposure in this matter.
On May 10, 2021, ConocoPhillips filed arbitration under the rules of the Singapore International Arbitration Centre (SIAC) against Santos KOTN Pty Ltd. and Santos Limited for their failure to timely pay the $200 million bonus due upon FID of the Barossa development project under the sale and purchase agreement. Santos KOTN Pty Ltd. and Santos Limited have filed a response and counterclaim, and the arbitration is underway.
In July 2021, a federal securities class action was filed against Concho, certain of Concho’s officers, and ConocoPhillips as Concho’s successor in the United States District Court for the Southern District of Texas. On October 21, 2021, the court issued an order appointing Utah Retirement Systems and the Construction Laborers Pension Trust for Southern California as lead plaintiffs (Lead Plaintiffs). On January 7, 2022, the Lead Plaintiffs filed their consolidated complaint alleging that Concho made materially false and misleading statements regarding its business and operations in violation of the federal securities laws and seeking unspecified damages, attorneys’ fees, costs, equitable/injunctive relief, and such other relief that may be deemed appropriate. We believe the allegations in the action are without merit and are vigorously defending this litigation.

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

17	ConocoPhillips 2022 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	March 31 2022	December 31 2021
Assets
Prepaid expenses and other current assets	$1,471	1,168
Other assets	154	75
Liabilities
Other accruals	1,474	1,160
Other liabilities and deferred credits	143	63
The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Sales and other operating revenues	$(407)	(279)
Other income	1	17
Purchased commodities	401	13
In the three months ended March 31, 2021, we recognized a $305 million loss on settlement of derivative contracts acquired through the Concho transaction. This loss is recorded within the “Sales and other operating revenues” line on our consolidated income statement. In connection with this settlement, we issued a cash payment of $692 million in the first quarter of 2021 and $69 million in the second quarter of 2021 which are included within “Cash Flows From Operating Activities” on our consolidated statement of cash flows.
The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)
	March 31 2022	December 31 2021
Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	7	4
Basis	(5)	(22)

ConocoPhillips 2022 Q1 10-Q	18

Notes to Consolidated Financial Statements	Table of Contents
Financial Instruments
We invest in financial instruments with maturities based on our cash forecasts for the various accounts and currency pools we manage. The types of financial instruments in which we currently invest include:
•Time deposits: Interest bearing deposits placed with financial institutions for a predetermined amount of time.
•Demand deposits: Interest bearing deposits placed with financial institutions. Deposited funds can be withdrawn without notice.
•Commercial paper: Unsecured promissory notes issued by a corporation, commercial bank or government agency purchased at a discount to mature at par.
•U.S. government or government agency obligations: Securities issued by the U.S. government or U.S. government agencies.
•Foreign government obligations: Securities issued by foreign governments.
•Corporate bonds: Unsecured debt securities issued by corporations.
•Asset-backed securities: Collateralized debt securities.
The following investments are carried on our consolidated balance sheet at cost, plus accrued interest and the table reflects remaining maturities at March 31, 2022 and December 31, 2021:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Cash	$594	670
Demand Deposits	1,459	1,554
Time Deposits
1 to 90 days	4,341	2,363	277	217
91 to 180 days			215	4
Within one year			10	4
One year through five years
U.S. Government Obligations
1 to 90 days	5	431	—	—
	$6,399	5,018	502	225

19	ConocoPhillips 2022 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at March 31, 2022 and December 31, 2021:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments		Investments and Long-Term Receivables
	March 31 2022	December 31 2021	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Major Security Type
Corporate Bonds	$—	3	146	128	148	173
Commercial Paper	15	7	75	82
U.S. Government Obligations	—	—	—	—	10	2
U.S. Government Agency Obligations			2	2	8	8
Foreign Government Obligations			3	7	2	2
Asset-backed Securities			2	2	61	63
	$15	10	228	221	229	248
Cash and Cash Equivalents and Short-Term Investments have remaining maturities within one year.
Investments and Long-Term Receivables have remaining maturities greater than one year through seven years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Major Security Type
Corporate Bonds	$298	305	294	304
Commercial Paper	90	88	90	89
U.S. Government Obligations	10	2	10	2
U.S. Government Agency Obligations	10	10	10	10
Foreign Government Obligations	5	9	5	9
Asset-backed Securities	63	65	63	65
	$476	479	472	479
As of March 31, 2022 and December 31, 2021, total unrealized losses for debt securities classified as available for sale with net losses were negligible. Additionally, as of March 31, 2022 and December 31, 2021, investments in these debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded were negligible.
For the three-month periods ended March 31, 2022 and March 31, 2021, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $115 million and $147 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.

ConocoPhillips 2022 Q1 10-Q	20

Notes to Consolidated Financial Statements	Table of Contents
Credit Risk
Financial instruments potentially exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments in debt securities, OTC derivative contracts and trade receivables. Our cash equivalents and short-term investments are placed in high-quality commercial paper, government money market funds, U.S. government and government agency obligations, time deposits with major international banks and financial institutions, high-quality corporate bonds, foreign government obligations and asset-backed securities. Our long-term investments in debt securities are placed in high-quality corporate bonds, asset-backed securities, U.S. government and government agency obligations, and foreign government obligations.
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
Our trade receivables result primarily from our oil and gas operations and reflect a broad national and international customer base, which limits our exposure to concentrations of credit risk. The majority of these receivables have payment terms of 30 days or less, and we continually monitor this exposure and the creditworthiness of the counterparties. We may require collateral to limit the exposure to loss including letters of credit, prepayments and surety bonds, as well as master netting arrangements to mitigate credit risk with counterparties that both buy from and sell to us, as these agreements permit the amounts owed by us or owed to others to be offset against amounts due to us.
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
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at March 31, 2022 and December 31, 2021, was $212 million and $281 million, respectively. For these instruments, no collateral was posted at March 31, 2022 or December 31, 2021. If our credit rating had been downgraded below investment grade at March 31, 2022, we would have been required to post $163 million of additional collateral, either with cash or letters of credit.

Note 11—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during the three-month period ended March 31, 2022, nor during the year ended December 31, 2021.

21	ConocoPhillips 2022 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Recurring Fair Value Measurement
Financial assets and liabilities reported at fair value on a recurring basis includes our investment in CVE common shares, our investments in debt securities classified as available for sale, and commodity derivatives.
•Level 1 derivative assets and liabilities primarily represent exchange-traded futures and options that are valued using unadjusted prices available from the underlying exchange. Level 1 also includes our investment in common shares of CVE, which is valued using quotes for shares on the NYSE, and our investments in U.S. government obligations classified as available for sale debt securities, which are valued using exchange prices.
•Level 2 derivative assets and liabilities primarily represent OTC swaps, options and forward purchase and sale contracts that are valued using adjusted exchange prices, prices provided by brokers or pricing service companies that are all corroborated by market data. Level 2 also includes our investments in debt securities classified as available for sale including investments in corporate bonds, commercial paper, asset-backed securities, U.S. government agency obligations and foreign government obligations that are valued using pricing provided by brokers or pricing service companies that are corroborated with market data.
•Level 3 derivative assets and liabilities consist of OTC swaps, options and forward purchase and sale contracts where a significant portion of fair value is calculated from underlying market data that is not readily available. The derived value uses industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in management’s best estimate of fair value. Level 3 activity was not material for all periods presented.
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investment in Cenovus Energy	$—	—	—	—	1,117	—	—	1,117
Investments in debt securities	10	462	—	472	2	477	—	479
Commodity derivatives	928	671	26	1,625	562	619	62	1,243
Total assets	$938	1,133	26	2,097	1,681	1,096	62	2,839

Liabilities
Commodity derivatives	$949	528	140	1,617	593	543	87	1,223
Total liabilities	$949	528	140	1,617	593	543	87	1,223

ConocoPhillips 2022 Q1 10-Q	22

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
March 31, 2022
Assets	$1,625	17	1,608	1,095	513	—	513
Liabilities	1,617	8	1,609	1,095	514	44	470

December 31, 2021
Assets	$1,243	85	1,158	650	508	—	508
Liabilities	1,223	82	1,141	650	491	36	455
At March 31, 2022 and December 31, 2021, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

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
•Accounts and notes receivable (including long-term and related parties): The carrying amount reported on the balance sheet approximates fair value. The valuation technique and methods used to estimate the fair value of the current portion of fixed-rate related party loans is consistent with Loans and advances— related parties.
•Investment in Cenovus Energy: See Note 5.
•Investments in debt securities classified as available for sale: The fair value of investments in debt securities categorized as Level 1 in the fair value hierarchy is measured using exchange prices. The fair value of investments in debt securities categorized as Level 2 in the fair value hierarchy is measured using pricing provided by brokers or pricing service companies that are corroborated with market data. See Note 10.
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
•Commercial paper: The carrying amount of our commercial paper instruments approximates fair value and is reported on the balance sheet as short-term debt.

23	ConocoPhillips 2022 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Financial assets
Investment in CVE common shares	$—	1,117	—	1,117
Commodity derivatives	530	593	530	593
Investments in debt securities	472	479	472	479
Loans and advances—related parties	59	114	59	114
Financial liabilities
Total debt, excluding finance leases	17,438	18,673	20,150	22,451
Commodity derivatives	478	537	478	537

Note 12—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of our consolidated balance sheet includes:

	Millions of Dollars
	Defined Benefit Plans	Net Unrealized Gain (Loss) on Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
December 31, 2021	$(31)	—	(4,919)	(4,950)
Other comprehensive income (loss)	4	(3)	141	142
March 31, 2022	$(27)	(3)	(4,778)	(4,808)
The following table summarizes reclassifications out of accumulated other comprehensive loss and into net income (loss):

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Defined benefit plans	$4	12
The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $2 million and $3 million for the three-month periods ended March 31, 2022 and March 31, 2021, respectively. See Note 14.

ConocoPhillips 2022 Q1 10-Q	24

Notes to Consolidated Financial Statements	Table of Contents
Note 13—Cash Flow Information

	Millions of Dollars
	Three Months Ended March 31
Cash Payments	2022	2021
Interest	$287	233
Income taxes	1,640	53

Net Sales (Purchases) of Investments
Short-term investments purchased	$(521)	(3,432)
Short-term investments sold	306	2,966
Long-term investments purchased	(66)	(60)
Long-term investments sold	18	27
	$(263)	(499)

In the first quarter of 2021, we acquired Concho in an all-stock transaction for $13.1 billion. In connection with this transaction, we acquired cash of $382 million, which is included in "Cash Flows From Investing Activities" on our consolidated statement of cash flows.

Note 14—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2022		2021		2022	2021
	U.S.	Int'l.	U.S.	Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$16	13	21	15	—	—
Interest cost	12	21	13	20	1	1
Expected return on plan assets	(13)	(34)	(24)	(30)	—	—
Amortization of prior service credit	—	—	—	—	(10)	(9)
Recognized net actuarial loss	6	2	15	8	—	—
Settlements	4	—	2	—	—	—
Curtailments	—	—	12	—	—	—
Special Termination Benefits	—	—	9	—	—	—
Net periodic benefit cost	$25	2	48	13	(9)	(8)
The components of net periodic benefit cost, other than the service cost component, are included in the "Other expenses" line of our consolidated income statement.
During the first three months of 2022, we contributed $24 million to our domestic benefit plans and $72 million to our international benefit plans. We expect our total contributions in 2022 to be approximately $90 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $95 million to our international qualified and nonqualified pension and postretirement benefit plans.

25	ConocoPhillips 2022 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 15—Related Party Transactions
Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

	Millions of Dollars
	Three Months Ended March 31
Significant Transactions with Equity Affiliates	2022	2021
Operating revenues and other income	$22	17
Operating expenses and selling, general and administrative expenses	46	26
Net interest (income) expense*	$—	(1)
*We paid interest to, or received interest from, various affiliates. See Note 4 for information related to loans to equity affiliates.

Note 16—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Revenue from contracts with customers	$14,506	7,161
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	3,140	2,974
Financial derivative contracts	116	(309)
Consolidated sales and other operating revenues	$17,762	9,826
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

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Revenue from Outside the Scope of ASC Topic 606 by Segment
Lower 48	$2,444	2,466
Canada	560	303
Europe, Middle East and North Africa	136	205
Physical contracts meeting the definition of a derivative	$3,140	2,974

ConocoPhillips 2022 Q1 10-Q	26

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Revenue from Outside the Scope of ASC Topic 606 by Product
Crude oil	$219	124
Natural gas	2,773	2,727
Other	148	123
Physical contracts meeting the definition of a derivative	$3,140	2,974
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
Receivables and Contract Liabilities
Receivables from Contracts with Customers
At March 31, 2022, the “Accounts and notes receivable” line on our consolidated balance sheet, includes trade receivables of $6,279 million compared with $5,268 million at December 31, 2021, and includes both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared to trade receivables where NPNS has been elected.
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

Millions of Dollars
Contract Liabilities
At December 31, 2021	$50
Contractual payments received	26
Revenue recognized	(56)
At March 31, 2022	$20

Amounts Recognized in the Consolidated Balance Sheet at March 31, 2022
Current liabilities	$1
Noncurrent liabilities	19
$20
During the three-month period ended March 31, 2022, we recognized revenue of $56 million in the "Sales and other operating revenues" line on our consolidated income statement. We expect to recognize the noncurrent contract liabilities as of March 31, 2022, as revenue during 2026.

27	ConocoPhillips 2022 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
We evaluate performance and allocate resources based on net income (loss). Intersegment sales are at prices that approximate market.
Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Sales and Other Operating Revenues
Alaska	$1,918	1,133
Lower 48	11,557	6,513
Intersegment eliminations	(7)	(2)
Lower 48	11,550	6,511
Canada	1,520	867
Intersegment eliminations	(651)	(305)
Canada	869	562
Europe, Middle East and North Africa	2,589	978
Asia Pacific	750	577
Other International	—	1
Corporate and Other	86	64
Consolidated sales and other operating revenues	$17,762	9,826

Sales and Other Operating Revenues by Geographic Location(1)
United States	$13,553	7,707
Canada	869	562
China	273	155
Indonesia	159	196
Libya	431	230
Malaysia	318	226
Norway	932	412
United Kingdom	1,226	336
Other foreign countries	1	2
Worldwide consolidated	$17,762	9,826

Sales and Other Operating Revenues by Product
Crude oil	$9,870	4,495
Natural gas	5,998	4,511
Natural gas liquids	879	237
Other(2)	1,015	583
Consolidated sales and other operating revenues by product	$17,762	9,826
(1)Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2)Includes LNG and bitumen.

ConocoPhillips 2022 Q1 10-Q	28

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Three Months Ended March 31
	2022	2021
Net Income (Loss)
Alaska	$584	159
Lower 48	2,790	468
Canada	291	10
Europe, Middle East and North Africa	412	153
Asia Pacific	1,136	317
Other International	—	(4)
Corporate and Other	546	(121)
Consolidated net income (loss)	$5,759	982

	Millions of Dollars
	March 31 2022	December 31 2021
Total Assets
Alaska	$14,708	14,812
Lower 48	42,994	41,699
Canada	7,731	7,439
Europe, Middle East and North Africa	9,179	9,125
Asia Pacific	10,472	9,840
Other International	2	1
Corporate and Other	8,222	7,745
Consolidated total assets	$93,308	90,661

Note 18—Income Taxes
Our effective tax rate for the three-month periods ended March 31, 2022 and 2021 was 27.1 percent and 42.7 percent, respectively. The change in our effective tax rate for the first quarter of 2022 is primarily due to the release of tax reserves related to the closing of an IRS audit, a reduction to our valuation allowance, and the impact of the interest deduction related to our debt exchange, as described below.

In the first quarter of 2022, the IRS closed the 2017 audit of our U.S. federal income tax return. As a result, we recognized federal and state tax benefits totaling $515 million relating to the recovery of outside tax basis previously offset by a full reserve. In addition, our valuation allowance decreased by $53 million, compared to a decrease of $65 million for the same period of 2021. The change to our U.S. valuation allowance for both periods relates primarily to the fair value measurement of our CVE common shares and our expectation of the tax impact related to incremental capital gains and losses.

Our 2022 and 2021 effective tax rates were adversely impacted by $37 million and $75 million, respectively, due to incremental interest deductions from debt exchanges in both periods offsetting U.S. foreign source revenue that would otherwise have been offset by foreign tax credits. See Note 6.

29	ConocoPhillips 2022 Q1 10-Q

Management’s Discussion and Analysis	Table of Contents
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
The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss).
Business Environment and Executive Overview
ConocoPhillips is the world’s largest independent E&P company with operations and activities in 13 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, and Asia; LNG developments; oil sands in Canada; and an inventory of global conventional and unconventional exploration prospects. Headquartered in Houston, Texas, at March 31, 2022, we employed approximately 9,400 people worldwide and had total assets of $93 billion.

Overview
Commodity prices in the first quarter of 2022 increased to levels not seen since 2014, in part due to impacts associated with the Russian invasion and conflict in Ukraine and sanctions levied against Russia as a result of the conflict. We anticipate that prices will continue to be cyclical and volatile and our view is that a successful business strategy in the E&P industry must be resilient in lower price environments, while also retaining upside during periods of higher prices. As such, we are unhedged, remain highly disciplined in our investment decisions and continue to monitor market fundamentals including the impacts associated with the conflict in Ukraine, OPEC plus supply updates, global demand for our products, oil and gas inventory levels, inflation, supply chain disruptions and the fluctuating global COVID-19 impacts.
The energy macro-environment, including energy transition, continues to evolve. We believe ConocoPhillips will play a valued role in the energy transition. We are guided by our triple mandate that simultaneously calls for us to reliably and responsibly deliver oil and gas production to meet energy transition pathway demand, deliver competitive returns on and of capital, and do so with a resilient and sustainable portfolio enabling us to achieve our net-zero operating emissions ambition. Our triple mandate is supported by financial principles and capital allocation priorities designed to allow us to deliver superior returns through the price cycles. Our financial principles consist of maintaining balance sheet strength, providing peer-leading distributions, making disciplined investments, and demonstrating ESG leadership, all of which are in service to generating competitive financial returns through the price cycles.

In the first quarter, total company production was 1,747 MBOED, resulting in cash provided by operating activities of $5.1 billion, with $0.9 billion returned to shareholders through our ordinary dividend and a VROC and $1.4 billion through share repurchases. We ended the quarter with cash, cash equivalents and short-term investments totaling $7.1 billion.
In May 2022, we announced an increase to our 2022 expected distributions through our three-tier return of capital framework of $2 billion, now totaling $10 billion for the year. This framework includes our ordinary dividend, share repurchases and the VROC tier that was introduced last December. In May, we declared our ordinary dividend of 46 cents per share and a third quarter VROC payment of 70 cents per share.

During the first quarter of 2022, we completed our monetization program for the Cenovus Energy (CVE) common shares that we obtained as partial consideration in a 2017 asset divestiture, selling our remaining 91 million shares and recognizing proceeds of $1.4 billion. Since we began selling shares in May 2021, we have generated total proceeds of $2.5 billion. Proceeds from the disposition of CVE shares were deployed towards share repurchases. See Note 5.

ConocoPhillips 2022 Q1 10-Q	30

Management’s Discussion and Analysis	Table of Contents
Additionally in the first quarter, we demonstrated our commitment to enhancing balance sheet strength by executing a debt refinancing comprised of concurrent transactions including new debt issuances, a cash tender offer and debt exchange offers. Part of the cash consideration in the cash tender and debt exchange offers was satisfied with current cash balances. In aggregate, the transactions reduced the company's total debt by $1.2 billion. The refinancing facilitates our ability to achieve our previously announced $5 billion debt reduction target by the end of 2026 while also reducing the company's annual cash interest expense. See Note 6.

In April 2022, we provided formal notice to holders of our 4.95% Notes due 2026 with principal of $1,250 million that we would retire this debt in full per the provisions in the bond indenture, with settlement scheduled for May 2022. Retirement of this bond will be sourced from cash and further accelerates progress towards our debt reduction target.

As part of our ongoing portfolio high-grading and optimization efforts, in the first quarter of 2022 we closed two transactions in our Asia Pacific segment, further strengthening our diverse, global asset portfolio. This included exercising our preemption right to purchase an additional 10 percent interest in Australia Pacific LNG Pty Ltd (APLNG) for approximately $1.4 billion after customary adjustments, and the sale of our interests in Indonesia for approximately
$0.7 billion after customary adjustments. In addition to these transactions, in the first quarter we entered into a divestiture agreement to sell our interest in noncore assets within our Lower 48 segment for $440 million before customary adjustments, which closed in April 2022. For more information on APLNG, see Note 4 and for more information on acquisition and disposition activity, see Note 3.

In 2021, we announced a target to dispose of $4 to $5 billion in assets by year-end 2023. Through the first quarter of 2022, we have disposed of $1.7 billion in assets, generating approximately $1.0 billion in disposition proceeds. We received $0.8 billion in proceeds in the current period primarily from the sale of our Indonesia assets. The proceeds from these transactions will be used in accordance with the company’s priorities, including returns of capital to shareholders and reduction of total debt.
In February 2022, we reaffirmed our commitment to ESG leadership and excellence. Our Paris-aligned climate-risk commitment includes:
•Net-zero ambition for operational (Scope 1 and 2) emissions by 2050 with active advocacy for a price on carbon to address end-use (Scope 3) emissions;
•Targeting a reduction in gross operated and net equity operational GHG emissions intensity by 40 to 50 percent from 2016 levels by 2030;
•Endorsed the World Bank Zero Routine Flaring Initiative, with the aim to get there by 2025;
•10 percent reduction target for methane emissions intensity by 2025 from a 2019 baseline, in addition to the 65 percent reductions we have made since 2015;
•Adding continuous methane detection devices to our operations, with an initial focus on the larger Lower 48 facilities;
•Allocating capital to our dedicated low carbon technology organization responsible for identifying and prioritizing global emissions reduction initiatives and opportunities associated with the energy transition including CCUS and hydrogen; and
•ESG performance factoring into executive and employee compensation programs.
Operationally, we remain focused on safely executing the business. Production was 1,747 MBOED in the first quarter of 2022, an increase of 220 MBOED from the same period a year ago. After adjusting for closed acquisitions and dispositions, the conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis and 2021 Winter Storm Uri impacts, first-quarter 2022 production decreased by 36 MBOED, or 2 percent from the same period a year ago. This decrease was primarily due to downtime and seasonality impacts as new production from the Lower 48 and other development programs more than offset decline.
We re-invested $3.2 billion into the business in the form of capital expenditures and investments during the first quarter of 2022. Excluding our purchase of an additional 10 percent interest in APLNG, over half of the remaining capital expenditures was focused on flexible, short-cycle unconventional plays in the Lower 48 segment where our production is liquids-weighted and has access to both domestic and export markets.

31	ConocoPhillips 2022 Q1 10-Q

Management’s Discussion and Analysis	Table of Contents
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

120
100
80
60
40
20
WTI/Brent $/Bbl
7
6
5
4
3
2
1
—
HH $/MMBTU
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
WTI - $/Bbl
Brent - $/Bbl
HH - $/MMBTU

Brent crude oil prices averaged $101.40 per barrel in the first quarter of 2022, an increase of 67 percent compared with $60.90 per barrel in the first quarter of 2021. WTI at Cushing crude oil prices averaged $94.29 per barrel in the first quarter of 2022, an increase of 63 percent compared with $57.84 per barrel in the first quarter of 2021. Oil prices increased as a result of the ongoing global economic recovery following 2020’s COVID impacts as well as supply disruptions caused by Russia's invasion of Ukraine, OPEC plus supply restraint and continued capital discipline by U.S. E&P companies.
Henry Hub natural gas prices averaged $4.96 per MMBTU in the first quarter of 2022, an increase of 83 percent compared with $2.71 per MMBTU in the first quarter of 2021. Henry Hub prices have increased as healthy domestic demand and record levels of feedgas demand for LNG exports to Europe and Asia offset modest growth in production.
Our realized bitumen price averaged $65.86 per barrel in the first quarter of 2022, an increase of 114 percent compared with $30.78 per barrel in the first quarter of 2021. The increase in the first quarter of 2022 was driven by higher blend price for Surmont sales, largely attributed to a strengthening of WTI price. We continue to optimize bitumen price realizations through the utilization of downstream transportation solutions and implementation of alternate blend capability which results in lower diluent costs.
For the first quarter of 2022 our total average realized price increased to $76.99 per BOE compared with $45.36 per BOE in the first quarter of 2021.

ConocoPhillips 2022 Q1 10-Q	32

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
Significant items during the first quarter of 2022 and recent announcements included the following:
•Announced an increase in expected 2022 returns of capital to shareholders to a total of $10 billion, with the incremental $2 billion to be distributed through share repurchases and VROC tiers.
•Distributed $2.3 billion to shareholders through a three-tier return of capital framework, including $0.9 billion through the ordinary dividend and VROC and $1.4 billion through share repurchases.
•Generated cash provided by operating activities was $5.1 billion.
•Continued to integrate and optimize the recently acquired Permian assets while efficiently and safely executing company-wide capital programs, delivering record production of 1,747 MBOED in the quarter.
•Received 20-year production license extension in the Norway Greater Ekofisk Area from 2028 to 2048.
•Accelerated progress towards the company's debt reduction target while executing debt transactions that will result in lower annual cash interest expense.
•Closed the purchase of an additional 10 percent interest in APLNG for $1.4 billion in cash.
•Divested $1.4 billion of noncore assets during the quarter and an additional $0.4 billion in April.
•Completed monetization of the company's CVE common shares, generating proceeds of $1.4 billion during the quarter with funds applied to share repurchases, and $2.5 billion in total proceeds since May 2021.
•Published Plan for the Net-Zero Energy Transition focused on meeting the company's Triple Mandate objectives: reliably and responsibly meeting energy transition pathway demand, delivering competitive returns on and of capital and achieving our net-zero operational emissions ambitions.
•Ended the quarter with cash and cash equivalents and restricted cash of $6.7 billion and short-term investments of $0.7 billion.

Outlook
Capital, Cost and Production
Second-quarter 2022 production is expected to be 1.67 to 1.73 MMBOED, reflecting the impact of seasonal turnarounds planned in Europe and Canada as well as weather impacts experienced during April in the Bakken. The company's full-year production is expected to be approximately 1.76 MMBOED, reflecting a net reduction of approximately 25 MBOED from acquisitions and dispositions closed as of May 5, 2022.

2022 operating capital guidance has been adjusted to $7.8 billion versus the prior guidance of $7.2 billion, reflecting higher partner-operated spend in Lower 48 and inflationary impacts. This guidance excludes $1.4 billion of capital associated with the closed acquisition of an additional 10 percent interest in APLNG.

Depreciation, Depletion and Amortization
Full-year guidance for DD&A has been decreased to $7.7 billion, reflecting the impact of revised production guidance.

All other guidance items remain unchanged.

33	ConocoPhillips 2022 Q1 10-Q

Results of Operations	Table of Contents
Results of Operations
Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2022, is based on a comparison with the corresponding period of 2021.

Consolidated Results
A summary of the company's net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended March 31,
	2022	2021
Alaska	$584	159
Lower 48	2,790	468
Canada	291	10
Europe, Middle East and North Africa	412	153
Asia Pacific	1,136	317
Other International	—	(4)
Corporate and Other	546	(121)
Net income (loss)	$5,759	$982
Net income (loss) in the first quarter of 2022 increased $4,777 million. First quarter earnings were positively impacted by:
•Higher realized commodity prices.
•Higher sales volumes, primarily due to our Shell Permian acquisition and absence of the unplanned downtime associated with Winter Storm Uri. See Note 3.
•Previously unrecognized $515 million tax benefit related to the closing of an IRS audit. See Note 18.
•Gain on dispositions primarily due to a $462 million after-tax gain related to the divestiture of our Indonesia assets as well as recognizing higher contingent payments related to prior dispositions in our Canada and Lower 48 segments. See Note 3.
•Higher equity in earnings of affiliates, primarily due to higher LNG sales prices.
•Absence of restructuring and transaction expenses of $243 million after-tax related to our Concho acquisition.
•Absence of realized losses on hedges of $233 million after-tax related to derivative positions acquired in our Concho acquisition. See Note 10.
•After-tax gain of $62 million associated with refinancing transactions. See Note 6.
First quarter 2022 net income increases were partly offset by:
•Higher production and operating expenses and taxes other than income taxes, primarily due to higher prices and sales volumes.
•Absence of a $194 million after-tax gain recognized in conjunction with our Australia-West divestiture completed in 2020. See Note 9.

See the “Segment Results” section for additional information.

ConocoPhillips 2022 Q1 10-Q	34

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.
Sales and other operating revenues increased $7,936 million mainly due to higher realized commodity prices and higher sales volumes.
Equity in earnings of affiliates increased $304 million primarily due to higher earnings driven by higher LNG and crude prices as well as higher sales volumes inclusive of the additional 10 percent interest in APLNG we acquired in the quarter.
Gain on dispositions in the first quarter of 2022 increased $584 million primarily due to our Indonesia divestiture and from contingent payments associated with previous dispositions in our Canada and Lower 48 segments. Offsetting the increase in gains was the absence of a $200 million gain associated with our Australia-West divestiture recognized in the first quarter of 2021. See Note 3.
Purchased commodities increased $2,268 million primarily due to higher crude and gas prices and volumes.
Production and operating expenses increased $198 million, in line with higher production volumes.
Selling, general and administrative expenses decreased $124 million primarily due to the absence of transaction and restructuring expenses associated with our Concho acquisition in 2021.
DD&A for the three-month period of 2022 decreased $63 million mainly due to lower rates from price-related reserve revisions and impact of assets held for sale offset by higher production volumes.
Taxes other than income taxes increased $444 million caused by higher commodity prices and higher sales volumes.

Other expenses decreased $160 million primarily related to a gain of $127 million associated with extinguishment of debt. See Note 6.
See Note 18—Income Taxes for information regarding our Income tax provision and effective tax rate.

35	ConocoPhillips 2022 Q1 10-Q

Results of Operations	Table of Contents
Summary Operating Statistics

	Three Months Ended March 31,
	2022	2021
Average Net Production
Crude oil (MBD)
Consolidated operations	903	804
Equity affiliates	12	14
Total crude oil	915	818

Natural gas liquids (MBD)
Consolidated operations	216	105
Equity affiliates	7	8
Total natural gas liquids	223	113

Bitumen (MBD)	67	70

Natural gas (MMCFD)
Consolidated operations	2,126	2,074
Equity affiliates	1,127	1,081
Total natural gas	3,253	3,155

Total Production (MBOED)	1,747	1,527

	Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated operations	$94.79	57.18
Equity affiliates	97.20	59.73
Total crude oil	94.82	57.22

Natural gas liquids (per bbl)
Consolidated operations	40.95	24.36
Equity affiliates	67.04	48.89
Total natural gas liquids	41.80	26.44

Bitumen (per bbl)	65.86	30.78

Natural gas (per MCF)
Consolidated operations	8.81	4.89
Equity affiliates	8.86	3.54
Total natural gas	8.83	4.42

	Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical, lease rental, and other	$62	78
Leasehold impairment	6	—
Dry holes	1	6
	$69	84

ConocoPhillips 2022 Q1 10-Q	36

Results of Operations	Table of Contents
We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. At March 31, 2022, our operations were producing in the U.S., Norway, Canada, Australia, China, Malaysia, Qatar and Libya.
Total production of 1,747 MBOED increased 220 MBOED or 14 percent in the first quarter of 2022, primarily due to:
•New wells online in the Lower 48, Norway, Malaysia and Alaska.
•Higher volumes in the Lower 48 due to our Shell Permian acquisition.
•Absence of the impacts from Winter Storm Uri in the Lower 48.
•Conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis.
•Purchase of an additional 10 percent interest in APLNG.
Production increases in the first quarter of 2022 were partly offset due to:

•Normal field decline.
•Our Indonesia divestiture that closed in March 2022.
After adjusting for closed acquisitions and dispositions, the conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis and 2021 Winter Storm Uri impacts, first-quarter 2022 production decreased by 36 MBOED, or 2 percent from the same period a year ago. This decrease was primarily due to downtime and seasonality impacts as new production from the Lower 48 and other development programs more than offset decline.

37	ConocoPhillips 2022 Q1 10-Q

Results of Operations	Table of Contents
Segment Results
Alaska

	Three Months Ended March 31,
	2022	2021
Net Income ($MM)	$584	159

Average Net Production
Crude oil (MBD)	182	190
Natural gas liquids (MBD)	18	17
Natural gas (MMCFD)	35	8
Total Production (MBOED)	206	208

Average Sales Prices
Crude oil ($ per bbl)	$95.54	59.56
Natural gas ($ per MCF)	3.92	2.23
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of March 31, 2022, Alaska contributed 18 percent of our consolidated liquids production and 1 percent of our consolidated natural gas production.
Net Income
Earnings from Alaska increased $425 million in the first quarter of 2022. Increases to earnings include:
•Higher realized crude oil prices.
Offsets to the earnings increase include:
•Higher taxes other than income taxes associated with higher realized crude oil prices.
Production
Average production decreased 2 MBOED in the first quarter of 2022. Decreases to production include:

•Normal field decline.
Offsets to the production decreases include:

•Improved performance in the Greater Prudhoe Area and Western North Slope assets.
•New wells online at our Western North Slope assets.
Alpine Gas Release
On March 4, a subsurface gas release was observed at Alpine drill site CD1 well house 5. Operations to control this release were completed on March 28. The well is scheduled to be fully plugged and abandoned in the second quarter to ensure full source remediation.

ConocoPhillips 2022 Q1 10-Q	38

Results of Operations	Table of Contents
Lower 48

	Three Months Ended March 31,
	2022	2021
Net Income ($MM)	$2,790	468

Average Net Production
Crude oil (MBD)	538	416
Natural gas liquids (MBD)*	191	79
Natural gas (MMCFD)*	1,426	1,319
Total Production (MBOED)	967	715

Average Sales Prices
Crude oil ($ per bbl)**	$93.55	55.68
Natural gas liquids ($ per bbl)	40.42	23.99
Natural gas ($ per MCF)**	4.63	4.56
*Current period includes the conversion of previously acquired Concho two-stream contracts to three-stream initiated in the fourth quarter of 2021.
**Prior period average sales prices, including the impact of hedges settling per initial contract terms in the first quarter of 2021 assumed in our Concho acquisition from 2021, were $51.58 per barrel for crude oil and $4.35 per mcf for natural gas. As of March 31, 2021, we had settled all oil and gas hedging positions acquired from Concho. See Note 10.
The Lower 48 segment consists of operations located in the U.S. Lower 48 states, as well as producing properties in the Gulf of Mexico. As of March 31, 2022, the Lower 48 contributed 65 percent of our consolidated liquids production and 67 percent of our consolidated natural gas production.
Net Income
Earnings from the Lower 48 increased $2,322 million in the first quarter of 2022. Increases to earnings include:

•Higher realized crude oil, natural gas and NGL prices.
•Higher sales volumes of crude oil, natural gas and NGLs.
Offsets to the earnings increase include:
•Higher DD&A expenses, production and operating expenses and taxes other than income taxes primarily due to higher production volumes. Partially offsetting the increase in DD&A expenses were lower rates from price-related reserve revisions.
Production
Average production increased 252 MBOED in the first quarter of 2022. Increases to production include:
•New wells online from our development programs in Permian, Eagle Ford and Bakken.
•Higher volumes due to our Shell Permian acquisition. See Note 3.
•Conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis.
•Absence of the impacts from Winter Storm Uri in the first quarter of 2021.
Offsets to the production increases include:
•Normal field decline.
Assets Held for Sale
In January 2022, we entered into an agreement to sell our interests in certain noncore assets for $440 million, before customary adjustments. This transaction closed in April 2022. Production from these assets averaged approximately 10 MBOED in the three-months ended March 31, 2022. See Note 3.

39	ConocoPhillips 2022 Q1 10-Q

Results of Operations	Table of Contents
Canada

	Three Months Ended March 31,
	2022	2021
Net Income ($MM)	$291	10

Average Net Production
Crude oil (MBD)	6	11
Natural gas liquids (MBD)	3	4
Bitumen (MBD)	67	70
Natural gas (MMCFD)	63	91
Total Production (MBOED)	86	100

Average Sales Prices
Crude oil ($ per bbl)	$82.13	47.41
Natural gas liquids ($ per bbl)	41.83	25.32
Bitumen ($ per bbl)	65.86	30.78
Natural gas ($ per MCF)	3.25	2.37
Average sales prices include unutilized transportation costs.
Our Canadian operations mainly consist of the Surmont oil sands development in Alberta and the liquids-rich Montney unconventional play in British Columbia. As of March 31, 2022, Canada contributed 1 percent of our consolidated liquids production and 3 percent of our consolidated natural gas production.
Net Income
Earnings from Canada increased $281 million in the first quarter of 2022. Increases to earnings include:
•Higher after-tax gains on disposition related to contingent payments of $176 million associated with the sale of certain assets to CVE in 2017, compared with $20 million in the same period of 2021. See Note 3.
•Higher realized bitumen and crude oil prices.
Offsets to the earnings increase include:
•Lower sales volumes.
Production
Average production decreased 14 MBOED in the first quarter of 2022. Decreases to production include:
•Normal field decline.
•Higher royalty rates across the segment due to higher commodity prices and the exhaustion of well credits.
•Higher downtime and facility upsets at Surmont.

ConocoPhillips 2022 Q1 10-Q	40

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	Three Months Ended March 31,
	2022	2021
Net Income ($MM)	$412	153

Consolidated Operations
Average Net Production
Crude oil (MBD)	113	116
Natural gas liquids (MBD)	4	5
Natural gas (MMCFD)	331	309
Total Production (MBOED)	172	173

Average Sales Prices
Crude oil ($ per bbl)	$94.68	57.75
Natural gas liquids ($ per bbl)	58.67	34.70
Natural gas ($ per MCF)	29.18	5.99
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea and the Norwegian Sea, Qatar, Libya and commercial operations in the U.K. As of March 31, 2022, our Europe, Middle East and North Africa operations contributed 10 percent of our consolidated liquids production and 16 percent of our consolidated natural gas production.
Net Income
Earnings from Europe, Middle East and North Africa increased by $259 million in the first quarter of 2022. Increases to earnings include:
•Higher realized natural gas, crude oil and NGL prices.
•Higher LNG sales prices, reflected in equity in earnings of affiliates.
Consolidated Production
Average consolidated production decreased 1 MBOED in the first quarter of 2022. Decreases to production include:

•Normal field decline.
•Facility capacity constraints in Norway.
Offsets to the production decreases include:
•New wells online and improved performance in Norway.
•Higher gas export in Norway.

41	ConocoPhillips 2022 Q1 10-Q

Results of Operations	Table of Contents
Asia Pacific

	Three Months Ended March 31,
	2022	2021
Net Income ($MM)	$1,136	317

Consolidated Operations
Average Net Production
Crude oil (MBD)	64	71
Natural gas (MMCFD)	271	347
Total Production (MBOED)	109	129

Average Sales Prices
Crude oil ($ per bbl)	$104.84	60.36
Natural gas ($ per MCF)	7.01	5.88
The Asia Pacific segment has operations in China, Malaysia, Australia and commercial operations in Singapore and Japan. As of March 31, 2022, Asia Pacific contributed 6 percent of our consolidated liquids production and 13 percent of our consolidated natural gas production.
Net Income
Earnings from Asia Pacific increased $819 million in the first quarter of 2022. Increases to earnings include:
•Gain of $534 million associated with the divestiture of our Indonesia assets. See Note 3.
•Higher LNG sales prices, reflected in equity in earnings of affiliates.
•Higher crude oil and natural gas prices.
Offsets to the earnings increase include:
•Absence of a $200 million gain on disposition related to a contingent payment from our Australia-West divestiture in 2020. See Note 9.
•Lower sales volumes.
Consolidated Production
Average consolidated production decreased 20 MBOED in the first quarter of 2022. Decreases to production include:

•Divestiture of our Indonesia assets.
•Normal field decline.
Offsets to the production decreases include:

•Bohai Bay development activity in China.
•Increased production in Malaysia associated with development drilling at both Malikai and Siakap North-Petai.
Asset Acquisitions and Dispositions
In the first quarter of 2022, we completed the acquisition of an additional 10 percent interest in APLNG for approximately $1.4 billion after customary adjustments. This increases our ownership in APLNG to 47.5 percent. Also in the first quarter, we completed the divestiture of our subsidiaries that held our Indonesia assets and operations, and based on an effective date of January 1, 2021, we received proceeds of $731 million after customary adjustments. Production from the disposed assets averaged approximately 33 MBOED in the three-months ended March 31, 2022. See Note 3.

ConocoPhillips 2022 Q1 10-Q	42

Results of Operations	Table of Contents
Other International

	Three Months Ended March 31,
	2022	2021
Net Income (Loss) ($MM)	$—	(4)
The Other International segment consists of exploration and appraisal activities in Colombia as well as contingencies associated with prior operations in other countries. As a result of recent acquisitions, we refocused our exploration program and announced our intent to pursue managed exits from certain areas.
Earnings from our Other International operations improved $4 million in the first quarter of 2022 compared with the first quarter of 2021.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31,
	2022	2021
Net Income (Loss)
Net interest expense	$(218)	(270)
Corporate general and administrative expenses	(79)	(129)
Technology	58	41
Other income	785	237
	$546	(121)
Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Net interest expense improved by $52 million in the three-month period of 2022 primarily due to absence of a prior year tax adjustment.
Corporate G&A expenses include compensation programs and staff costs. These expenses decreased by $50 million in the three-month period of 2022 primarily due to the absence of restructuring expenses associated with our 2021 acquisition of Concho Resources Inc. This was partially offset by mark-to-market adjustments associated with certain key employee compensation programs.
Technology includes our investment in new technologies or businesses, as well as licensing revenues. Activities are focused on both conventional and tight oil reservoirs, shale gas, heavy oil, oil sands, enhanced oil recovery, as well as LNG. Earnings from Technology increased $17 million in the three-month period of 2022 primarily due to higher licensing revenues. See Note 16.
Other income (expense) or “Other” includes certain corporate tax-related items, foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, premiums incurred on the early retirement of debt, holding gains or losses on equity securities, and pension settlement expense. For the three-month period of 2022, “Other” increased $548 million compared with the same period in 2021. During the first quarter of 2022, the IRS closed the 2017 audit of our U.S. federal income tax return. As a result, we recognized a previously unrecognized $474 million federal tax benefit. Also in the first quarter, we recognized an after-tax gain of $62 million associated with the debt restructuring transactions. This was offset by a $101 million tax impact associated with the disposition of our Indonesia assets. See Note 18 for information about the tax benefit, Note 6 for information regarding debt and Note 3 for information on our Indonesia divestiture.

43	ConocoPhillips 2022 Q1 10-Q

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars
	March 31 2022	December 31 2021
Cash and cash equivalents	$6,414	5,028
Short-term investments	730	446
Total debt	18,746	19,934
Total equity	49,218	45,406
Percent of total debt to capital*	28%	31
Percent of floating-rate debt to total debt	4%	4
*Capital includes total debt and total equity.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs, and our ability to sell securities using our shelf registration statement. During the first quarter of 2022, the primary uses of our available cash were
$3.2 billion to support our ongoing capital expenditures and investments program, $1.4 billion to repurchase common stock, $1.1 billion net to reduce debt as part of refinancing transactions, and $0.9 billion to pay dividends, including the ordinary dividend and a VROC.
At March 31, 2022, we had cash and cash equivalents of $6.4 billion, short-term investments of $0.7 billion, and available borrowing capacity under our credit facility of $5.5 billion, totaling liquidity $12.6 billion. We believe current cash balances and cash generated by operating activities, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, acquisitions, dividend payments and debt obligations.

Significant Changes in Capital
Operating Activities
Cash provided by operating activities was $5.1 billion for the first three months of 2022, compared with $2.1 billion for the corresponding period of 2021. The increase in cash provided by operating activities is primarily due to higher realized commodity prices, higher sales volumes mostly due to our acquisition of Shell Permian assets, and the absence of the 2021 settlement of all oil and gas hedging positions acquired from Concho. The increase in cash provided by operating activities was partly offset by the timing of Libya tax and royalty payments occurring in the first quarter of 2022.
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
The level of production volumes, as well as product and location mix, impacts our cash flows. Future production is subject to numerous uncertainties, including, among others, the volatile crude oil and natural gas price environment, which may impact investment decisions; the effects of price changes on production sharing and variable-royalty contracts; acquisition and disposition of fields; field production decline rates; new technologies; operating efficiencies; timing of startups and major turnarounds; political instability; impacts of a global pandemic; weather-related disruptions; and the addition of proved reserves through exploratory success and their timely and cost-effective development. While we actively manage for these factors, production levels can cause variability in cash flows, although generally this variability has not been as significant as that caused by commodity prices.
To maintain or grow our production volumes, we must continue to add to our proved reserve base. See the “Capital Expenditures and Investments” section, for information about our capital expenditures and investments.

ConocoPhillips 2022 Q1 10-Q	44

Capital Resources and Liquidity	Table of Contents
Investing Activities
For the first three months of 2022, we invested $3.2 billion in capital expenditures and investments; $1.4 billion of which was acquisition capital for the additional 10 percent interest in APLNG, the remainder being operating capital. Our 2022 operating plan capital expenditures are currently expected to be $7.8 billion versus the prior guidance of $7.2 billion, reflecting higher partner-operated spend in Lower 48 and inflationary impacts. This guidance excludes $1.4 billion of capital associated with the acquisition of an additional 10 percent interest in APLNG. Our 2021 capital expenditures and investments was $5.3 billion. See the “Capital Expenditures and Investments” section for information about our capital expenditures and investments.
In May 2021, we initiated the monetization of our investment in CVE common shares with the plan to direct proceeds toward our existing share repurchase program. We began disposing of our CVE shares in May 2021, and at March 31, 2022, we have fully divested of our investment for total proceeds, recognizing proceeds of $1.4 billion in the first quarter of 2022. Since inception, we have generated total proceeds of $2.5 billion. See Note 5. Other proceeds from dispositions include the sale of our subsidiaries that held our Indonesia assets and operations for approximately $731 million after customary adjustments and contingent payments associated with previous divestitures. See Note 3.
In 2021, we announced a target to dispose of $4 to $5 billion in assets by year-end 2023. Through the first quarter of 2022, we have disposed of $1.7 billion in assets, generating approximately $1.0 billion in disposition proceeds. We received $0.8 billion in proceeds in the current period primarily from the sale of our Indonesia assets. The proceeds from these transactions will be used in accordance with the company’s priorities, including returns of capital to shareholders and reduction of total debt.

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
Investing activities in the first three months of 2022 included net purchases of $263 million of investments. We purchased $215 million of short-term instruments and $48 million in long-term instruments. See Note 13.
Financing Activities
In February 2022, we refinanced our revolving credit facility from a total aggregate principal amount of $6.0 billion to $5.5 billion with an expiration date of February 2027. The credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at March 31, 2022.

Our debt balance at March 31, 2022, was $18.7 billion compared with $19.9 billion at December 31, 2021. The current portion of debt, including payments for finance leases, is $1.2 billion. Payments will be made using current cash balances and cash generated by operations. In the first quarter of 2022, we executed a debt refinancing comprised of concurrent transactions including new debt issuances, a cash tender offer and debt exchange offers. Part of the cash consideration in the cash tender and debt exchange offers was satisfied with current cash balances. In aggregate, the transactions reduced the company's total debt by $1.2 billion. The refinancing facilitates our ability to achieve our previously announced $5 billion debt reduction target by the end of 2026 while also reducing the company's annual cash interest expense.
The current credit ratings on our long-term debt are:
•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody’s: “A3” with a “positive” outlook
See Note 6 for additional information on debt, revolving credit facility and credit ratings.

45	ConocoPhillips 2022 Q1 10-Q

Capital Resources and Liquidity	Table of Contents
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At March 31, 2022 and December 31, 2021, we had direct bank letters of credit of $340 million and $337 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of credit ratings downgrades, we may be required to post additional letters of credit.
Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we have the ability to issue and sell an indeterminate number of various types of debt and equity securities.
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Expenditures and Investments” section.

In 2021, as part of our objective to maintain a strong balance sheet, we announced our intention to reduce our total debt by $5 billion by 2026. In the first quarter of 2022, we executed a debt refinancing to facilitate the achievement of our debt reduction target while also lowering our annual cash interest expense and extending the weighted average maturity of our debt portfolio. See Note 6. In April 2022, we provided formal notice to holders of our 4.95% Notes due 2026 with principal of $1,250 million that we would retire this debt in full per the provisions in the bond indenture, with settlement scheduled for May 2022. Retirement of this bond will be sourced from cash and further accelerates progress towards our debt reduction target.

In December 2021, we announced our expected 2022 return of capital program and the initiation of a three-tier return of capital framework. The framework is structured to deliver a compelling, growing ordinary dividend and through-cycle share repurchases. In addition to the ordinary dividend and share repurchases, beginning in December 2021, the framework includes the addition of a discretionary VROC tier. The VROC will provide a flexible tool for meeting our commitment of returning greater than 30 percent of cash from operating activities during periods where commodity prices are meaningfully higher than our planning price range. Our expected 2022 total capital return is $10 billion, an increase of $2 billion from our previously announced target. The incremental amount will be distributed through share repurchases and VROC tiers.

In February 2022, we declared both an ordinary dividend and a second-quarter VROC. The ordinary dividend is $0.46 per share, and was paid on March 1, 2022 to stockholders of record at the close of business on February 14, 2022. The VROC dividend was $0.30 per share, and was paid on April 14, 2022 to shareholders of record on March 31, 2022. On
May 5, 2022, we declared both an ordinary dividend and a third-quarter VROC. The ordinary dividend is $0.46 per share, payable June 1, 2022 to shareholders of record on May 17, 2022. The VROC is $0.70 per share, payable July 15, 2022 to shareholders of record on June 28, 2022.

In late 2016, we initiated our current share repurchase program with Board of Director’s authorization of $25 billion of our common stock. As of March 31, 2022, share repurchases since the inception of our current program totaled 263 million shares and $15.6 billion. In the three months ended March 31, 2022, we repurchased 15.7 million shares for a cost of $1.4 billion. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors.

See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2021 Annual Report on Form 10-K.

ConocoPhillips 2022 Q1 10-Q	46

Capital Resources and Liquidity	Table of Contents
Capital Expenditures and Investments

	Millions of Dollars
	Three Months Ended Millions of Dollars
	2022	2021
Alaska	253	235
Lower 48	1,062	718
Canada	122	33
Europe, Middle East and North Africa	172	121
Asia Pacific	1,538	76
Other International	—	6
Corporate and Other	14	11
Capital expenditures and investments	3,161	1,200
During the first three months of 2022, capital expenditures and investments supported key operating activities and acquisitions, primarily:
•Development activities in the Lower 48, primarily Permian, Eagle Ford and Bakken.
•Appraisal and development activities in Alaska related to the Western North Slope and development activities in the Greater Kuparuk Area.
•Appraisal and development activities in the Montney and optimization of oil sands development in Canada.
•Development and appraisal activities across assets in Norway.
•Continued development activities in China and Malaysia.
•Acquisition capital associated with 10 percent additional interest in APLNG.
Our 2022 operating plan capital expenditures is currently expected to be $7.8 billion compared with $5.3 billion in 2021.

47	ConocoPhillips 2022 Q1 10-Q

Capital Resources and Liquidity	Table of Contents
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
The following tables present summarized financial information for the Obligor Group, as defined below:
•The Obligor Group will reflect guarantors and issuers of guaranteed securities consisting of ConocoPhillips, ConocoPhillips Company and Burlington Resources LLC.
•Consolidating adjustments for elimination of investments in and transactions between the collective guarantors and issuers of guaranteed securities are reflected in the balances of the summarized financial information.
•Non-Obligated Subsidiaries are excluded from the presentation.
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented below:
Summarized Income Statement Data

Millions of Dollars
Three Months Ended March 31, 2022
Revenues and Other Income	$12,910
Income before income taxes*	5,355
Net Income	5,759
*Includes approximately $2.1 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

	Millions of Dollars
	March 31, 2022	December 31, 2021
Current assets	$9,255	7,689
Amounts due from Non-Obligated Subsidiaries, current	2,510	1,927
Noncurrent assets	73,688	69,841
Amounts due from Non-Obligated Subsidiaries, noncurrent	7,600	7,281
Current liabilities	8,759	8,005
Amounts due to Non-Obligated Subsidiaries, current	4,390	3,477
Noncurrent liabilities	31,523	30,677
Amounts due to Non-Obligated Subsidiaries, noncurrent	15,033	13,007

Contingencies
We are subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. See Note 9.

ConocoPhillips 2022 Q1 10-Q	48

Capital Resources and Liquidity	Table of Contents
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
Environmental
We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 58–60 of our 2021 Annual Report on Form 10-K.
We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of March 31, 2022, there were 15 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws.
At March 31, 2022, our balance sheet included a total environmental accrual of $184 million, compared with $187 million at December 31, 2021, for remediation activities in the U.S. and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
See Part I—Item 1A—Risk Factors – "We expect to continue to incur substantial capital expenditures and operating costs as a result of our compliance with existing and future environmental laws and regulations" in our 2021 Annual Report on Form 10-K and Note 9 for information on environmental litigation.
Climate Change
Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated state, national and international laws focusing on GHG reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. For examples of legislation or precursors for possible regulation and factors on which the ultimate impact on our financial performance will depend, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 61–63 of our 2021 Annual Report on Form 10-K.
See Part 1—Item 1A—Risk Factors – "Existing and future laws, regulations and internal initiatives relating to global climate changes, such as limitations on GHG emissions may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products" in our 2021 Annual Report on Form 10-K and Note 9 for information on climate change litigation.

49	ConocoPhillips 2022 Q1 10-Q

Capital Resources and Liquidity	Table of Contents
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
The risks addressed in our Climate Change Action Plan fall into four broad categories:
•GHG-related legislation and regulation.
•GHG emissions management.
•Physical climate-related impacts.
•Climate-related disclosure and reporting.
Emissions are categorized into three different scopes. Gross operated and net equity Scope 1 and Scope 2 GHG emissions help us understand our climate transition risk.
•Scope 1 emissions are direct GHG emissions from sources that we control or in which we have ownership interest.
•Scope 2 emissions are indirect GHG emissions from the generation of purchased electricity or steam that we consume.
•Scope 3 emissions are indirect emissions from sources that we neither own nor control.
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

In 2022, we published our Plan for the Net-Zero Energy Transition (the ‘Plan’) focusing on meeting energy transition pathway demand, delivering competitive returns on and of capital and achieving our net-zero operational emissions ambitions.

Our Plan describes how we will:
•Build a resilient asset portfolio: Focus on low cost of supply and low greenhouse gas (GHG) intensity resources.
•Commit to near, medium, and long-term targets: Reducing operational (Scope 1 and 2) emissions over which we have ownership and control with an ambition to become a net-zero company for Scope 1 and 2 emissions by 2050. These targets include:
•Strengthening our previously announced operational GHG emissions intensity reduction target to 40-50% by 2030 and expanding it to apply to both a gross operated and net equity basis.
•Meeting a further 10% reduction target for methane emissions intensity by 2025 from our 2019 baseline.
•Aiming to achieve zero routine flaring by 2025.
•Address end-use emissions: Advocate for a well-designed, economy-wide price on carbon that would help shift consumer demand from high-carbon to low-carbon energy sources.
•Pursue transition opportunities: Evaluate potential investments in emerging energy transition and low-carbon technologies.
•In 2021, we established a multi-disciplinary Low-Carbon Technologies organization to identify and evaluate business opportunities that address end-use emissions and early-stage low-carbon technology opportunities that would leverage our existing expertise and adjacencies.
•In the 2022 capital budget, we allocated $200 million to advance energy transition activities, the majority of which will address Scope 1 and 2 emissions reduction projects across our global operations, with the rest allocated for early-stage low-carbon technology opportunities.
•Track the energy transition: Utilize a comprehensive scenario planning process to calibrate and understand alternative energy transition pathways.
•Maintain capital discipline: Use scenario analyses and a fully-burdened cost of supply, including an appropriate cost of carbon, as the primary basis for capital allocation.

ConocoPhillips 2022 Q1 10-Q	50

Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, objectives of management for future operations and the anticipated impact of the Shell Enterprise LLC (Shell) transaction on the company’s business and future financial and operating results are forward-looking statements. Examples of forward-looking statements contained in this report include our expected production growth and outlook on the business environment generally, our expected capital budget and capital expenditures, and discussions concerning future dividends. You can often identify our forward-looking statements by the words “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “intend,” “goal,” “guidance,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “will,” “would” and similar expressions.
We based the forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors and uncertainties, including, but not limited to, the following:

•The impact of public health crises, including pandemics (such as COVID-19) and epidemics and any related company or government policies or actions.
•Global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and gas, including changes as a result of any ongoing military conflict, including the conflict between Russia and Ukraine, and the global response to such conflict, or from a public health crisis or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC and other producing countries and the resulting company or third-party actions in response to such changes.
•Fluctuations in crude oil, bitumen, natural gas, LNG and NGLs prices, including a prolonged decline in these prices relative to historical or future expected levels.
•The impact of significant declines in prices for crude oil, bitumen, natural gas, LNG and NGLs, which may result in recognition of impairment charges on our long-lived assets, leaseholds and nonconsolidated equity investments.
•The potential for insufficient liquidity or other factors, such as those described herein, that could impact our ability to repurchase shares and declare and pay dividends, whether fixed or variable.
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
•Unexpected changes in costs, inflationary pressures or technical requirements for constructing, modifying or operating E&P facilities.
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

51	ConocoPhillips 2022 Q1 10-Q

•Potential disruption or interruption of our operations due to accidents, extraordinary weather events, supply chain disruptions, civil unrest, political events, war, terrorism, cyber attacks, and information technology failures, constraints or disruptions.
•Changes in international monetary conditions and foreign currency exchange rate fluctuations.
•Changes in international trade relationships, including the imposition of trade restrictions or tariffs relating to crude oil, bitumen, natural gas, LNG, NGLs and any materials or products (such as aluminum and steel) used in the operation of our business, including any sanctions imposed as a result of any ongoing military conflict, including the conflict between Russia and Ukraine.
•Substantial investment in and development use of, competing or alternative energy sources, including as a result of existing or future environmental rules and regulations.
•Liability for remedial actions, including removal and reclamation obligations, under existing and future environmental regulations and litigation.
•Significant operational or investment changes imposed by existing or future environmental statutes and regulations, including international agreements and national or regional legislation and regulatory measures to limit or reduce GHG emissions.
•Liability resulting from litigation, including litigation directly or indirectly related to the transaction with Concho Resources Inc., or our failure to comply with applicable laws and regulations.
•General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, bitumen, natural gas, LNG and NGLs pricing; regulation or taxation; and other political, economic or diplomatic developments, including as a result of any ongoing military conflict, including the conflict between Russia and Ukraine.
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
•Our inability to execute, or delays in the completion of, any asset dispositions or acquisitions we elect to pursue.
•Potential failure to obtain, or delays in obtaining, any necessary regulatory approvals for pending or future asset dispositions or acquisitions, or that such approvals may require modification to the terms of the transactions or the operation of our remaining business.
•Potential disruption of our operations as a result of pending or future asset dispositions or acquisitions, including the diversion of management time and attention.
•Our inability to deploy the net proceeds from any asset dispositions that are pending or that we elect to undertake in the future in the manner and timeframe we currently anticipate, if at all.
•The operation and financing of our joint ventures.
•The ability of our customers and other contractual counterparties to satisfy their obligations to us, including our ability to collect payments when due from the government of Venezuela or PDVSA.
•Our inability to realize anticipated cost savings and capital expenditure reductions.
•The inadequacy of storage capacity for our products, and ensuing curtailments, whether voluntary or involuntary, required to mitigate this physical constraint.
•The risk that we will be unable to retain and hire key personnel.
•Unanticipated integration issues relating to the acquisition of assets from Shell, such as potential disruptions of our ongoing business and higher than anticipated integration costs.
•Uncertainty as to the long-term value of our common stock.
•The diversion of management time on integration-related matters.
•The factors generally described in Part I—Item 1A in our 2021 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.

ConocoPhillips 2022 Q1 10-Q	52

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Information about market risks for the three months ended March 31, 2022 does not differ materially from that discussed under Item 7A in our 2021 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At March 31, 2022, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively at March 31, 2022.
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1.    Legal Proceedings
The interim-period financial information presented in the financial statements included in this report is unaudited. There are no new material legal proceedings or material developments with respect to matters previously disclosed in Item 3 of our 2021 Annual Report on Form 10-K.
Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A of our 2021 Annual Report on Form 10-K.

53	ConocoPhillips 2022 Q1 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	5,203,865	$81.71	5,203,865	$10,435
February 1-28, 2022	4,946,863	90.57	4,946,863	9,987
March 1-31, 2022	5,575,384	98.91	5,575,384	9,435
	15,726,112		15,726,112
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase program, which has a total program authorization of $25 billion of our common stock. As of March 31, 2022, we had repurchased $15.6 billion of shares. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2021 Annual Report on Form 10-K.

ConocoPhillips 2022 Q1 10-Q	54

Item 6.     Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.

55	ConocoPhillips 2022 Q1 10-Q

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Kontessa S. Haynes-Welsh
Kontessa S. Haynes-Welsh
Chief Accounting Officer
May 5, 2022

ConocoPhillips 2022 Q1 10-Q	56