Form 10-Q
period 2022-06-30
CONOCOPHILLIPS
filed 2022-08-04
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,273,033,365 shares of common stock, $.01 par value, outstanding at June 30, 2022.

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations
The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP	British pound	DD&A	depreciation, depletion and amortization
Units of Measurement		FASB	Financial Accounting Standards Board
BBL	barrel
BCF	billion cubic feet	FIFO	first-in, first-out
BOE	barrels of oil equivalent	G&A	general and administrative
MBD	thousands of barrels per day	GAAP	generally accepted accounting principles
MCF	thousand cubic feet
MBOD	thousand barrels of oil per day	LIFO	last-in, first-out
MM	million	NPNS	normal purchase normal sale
MMBOE	million barrels of oil equivalent	PP&E	properties, plants and equipment
MMBOD	million barrels of oil per day	VIE	variable interest entity
MBOED	thousands of barrels of oil equivalent per day
MMBOED	millions of barrels of oil equivalent per day	Miscellaneous
MMBTU	million British thermal units	DE&I	diversity, equity and inclusion
MMCFD	million cubic feet per day	EPA	Environmental Protection Agency
		ESG	Environmental, Social and Corporate Governance
Industry		EU	European Union
BLM	Bureau of Land Management	FERC	Federal Energy Regulatory Commission
CBM	coalbed methane
CCUS	carbon capture utilization and	GHG	greenhouse gas
	storage	HSE	health, safety and environment
E&P	exploration and production	ICC	International Chamber of Commerce
FEED	front-end engineering and design	ICSID	World Bank’s International
FPS	floating production system		Centre for Settlement of
FPSO	floating production, storage and		Investment Disputes
	offloading	IRS	Internal Revenue Service
G&G	geological and geophysical	OTC	over-the-counter
JOA	joint operating agreement	NYSE	New York Stock Exchange
LNG	liquefied natural gas	SEC	U.S. Securities and Exchange
NGLs	natural gas liquids		Commission
OPEC	Organization of Petroleum	TSR	total shareholder return
	Exporting Countries	U.K.	United Kingdom
PSC	production sharing contract	U.S.	United States of America
PUDs	proved undeveloped reserves	VROC	variable return of cash
SAGD	steam-assisted gravity drainage
WCS	Western Canada Select
WTI	West Texas Intermediate

1	ConocoPhillips 2022 Q2 10-Q

Financial Statements	Table of Contents
PART I. Financial Information
Item 1.    Financial Statements

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenues and Other Income
Sales and other operating revenues	$21,161	9,556	38,923	19,382
Equity in earnings of affiliates	524	139	950	261
Gain on dispositions	262	59	1,079	292
Other income	42	457	328	835
Total Revenues and Other Income	21,989	10,211	41,280	20,770
Costs and Expenses
Purchased commodities	9,234	2,998	15,985	7,481
Production and operating expenses	1,741	1,379	3,322	2,762
Selling, general and administrative expenses	96	117	283	428
Exploration expenses	143	57	212	141
Depreciation, depletion and amortization	1,810	1,867	3,633	3,753
Impairments	2	2	4	(1)
Taxes other than income taxes	1,020	381	1,834	751
Accretion on discounted liabilities	61	63	122	125
Interest and debt expense	211	220	428	446
Foreign currency transaction (gain) loss	(70)	10	(46)	29
Other expenses	86	37	(50)	61
Total Costs and Expenses	14,334	7,131	25,727	15,976
Income before income taxes	7,655	3,080	15,553	4,794
Income tax provision	2,510	989	4,649	1,721
Net Income	$5,145	2,091	10,904	3,073

Net Income Per Share of Common Stock (dollars)
Basic	$3.98	1.55	8.39	2.32
Diluted	3.96	1.55	8.36	2.31
Average Common Shares Outstanding (in thousands)
Basic	1,289,791	1,348,637	1,295,827	1,324,639
Diluted	1,295,844	1,353,201	1,301,126	1,329,507
See Notes to Consolidated Financial Statements.

ConocoPhillips 2022 Q2 10-Q	2

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net Income	$5,145	2,091	10,904	3,073
Other comprehensive income
Defined benefit plans
Reclassification adjustment for amortization of prior service credit included in net income	(10)	(10)	(20)	(19)
Net change	(10)	(10)	(20)	(19)
Net actuarial gain (loss) arising during the period	(82)	30	(82)	105
Reclassification adjustment for amortization of net actuarial losses included in net income	25	63	41	88
Net change	(57)	93	(41)	193
Income taxes on defined benefit plans	14	(19)	12	(40)
Defined benefit plans, net of tax	(53)	64	(49)	134
Unrealized holding loss on securities	(5)	—	(9)	(1)
Income taxes on unrealized holding loss on securities	1	—	2	—
Unrealized holding loss on securities, net of tax	(4)	—	(7)	(1)
Foreign currency translation adjustments	(448)	96	(307)	165
Foreign currency translation adjustments, net of tax	(448)	96	(307)	165
Other Comprehensive Income (Loss), Net of Tax	(505)	160	(363)	298
Comprehensive Income	$4,640	2,251	10,541	3,371
See Notes to Consolidated Financial Statements.

3	ConocoPhillips 2022 Q2 10-Q

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	June 30 2022	December 31 2021
Assets
Cash and cash equivalents	$6,909	5,028
Short-term investments	1,272	446
Accounts and notes receivable (net of allowance of $2 and $2, respectively)	8,081	6,543
Accounts and notes receivable—related parties	72	127
Investment in Cenovus Energy	—	1,117
Inventories	1,234	1,208
Prepaid expenses and other current assets	1,292	1,581
Total Current Assets	18,860	16,050
Investments and long-term receivables	8,203	7,113
Net properties, plants and equipment (net of accumulated DD&A of $65,212 and $64,735, respectively)	64,008	64,911
Other assets	2,622	2,587
Total Assets	$93,693	90,661

Liabilities
Accounts payable	$5,845	5,002
Accounts payable—related parties	28	23
Short-term debt	676	1,200
Accrued income and other taxes	2,759	2,862
Employee benefit obligations	529	755
Other accruals	2,379	2,179
Total Current Liabilities	12,216	12,021
Long-term debt	16,295	18,734
Asset retirement obligations and accrued environmental costs	5,737	5,754
Deferred income taxes	6,694	6,179
Employee benefit obligations	1,080	1,153
Other liabilities and deferred credits	1,469	1,414
Total Liabilities	43,491	45,255

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value)
Issued (2022—2,100,027,414 shares; 2021—2,091,562,747 shares)
Par value	21	21
Capital in excess of par	61,045	60,581
Treasury stock (at cost: 2022—826,994,049 shares; 2021—789,319,875 shares)	(54,644)	(50,920)
Accumulated other comprehensive loss	(5,313)	(4,950)
Retained earnings	49,093	40,674
Total Equity	50,202	45,406
Total Liabilities and Equity	$93,693	90,661
See Notes to Consolidated Financial Statements.

ConocoPhillips 2022 Q2 10-Q	4

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Six Months Ended June 30
	2022	2021
Cash Flows From Operating Activities
Net income	$10,904	3,073
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	3,633	3,753
Impairments	4	(1)
Dry hole costs and leasehold impairments	104	7
Accretion on discounted liabilities	122	125
Deferred taxes	868	567
Undistributed equity earnings	591	317
Gain on dispositions	(1,079)	(292)
Gain on investment in Cenovus Energy	(251)	(726)
Other	(37)	(688)
Working capital adjustments
Increase in accounts and notes receivable	(1,861)	(794)
Increase in inventories	(53)	(89)
Increase in prepaid expenses and other current assets	(283)	(388)
Increase in accounts payable	635	323
Increase (decrease) in taxes and other accruals	(315)	1,144
Net Cash Provided by Operating Activities	12,982	6,331
Cash Flows From Investing Activities
Capital expenditures and investments	(5,129)	(2,465)
Working capital changes associated with investing activities	496	2
Acquisition of businesses, net of cash acquired	37	382
Proceeds from asset dispositions	2,951	160
Net (purchase) sale of investments	(1,104)	1,302
Collection of advances/loans—related parties	55	52
Other	(8)	86
Net Cash Used in Investing Activities	(2,702)	(481)
Cash Flows From Financing Activities
Issuance of debt	2,897	—
Repayment of debt	(5,829)	(44)
Issuance of company common stock	350	(25)
Repurchase of company common stock	(3,725)	(981)
Dividends paid	(1,852)	(1,171)
Other	(56)	3
Net Cash Used in Financing Activities	(8,215)	(2,218)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(237)	9
Net Change in Cash, Cash Equivalents and Restricted Cash	1,828	3,641
Cash, cash equivalents and restricted cash at beginning of period	5,398	3,315
Cash, Cash Equivalents and Restricted Cash at End of Period	$7,226	6,956
Restricted cash of $317 million is included in the "Other assets" line of our Consolidated Balance Sheet as of June 30, 2022.
Restricted cash of $152 million and $218 million are included in the "Prepaid expenses and other current assets" and "Other assets" lines, respectively, of our Consolidated Balance Sheet as of December 31, 2021.
See Notes to Consolidated Financial Statements.

5	ConocoPhillips 2022 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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

Note 2—Inventories

	Millions of Dollars
	June 30 2022	December 31 2021
Crude oil and natural gas	$653	647
Materials and supplies	581	561
Total Inventories	$1,234	1,208

Inventories valued on the LIFO basis	$326	395

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

ConocoPhillips 2022 Q2 10-Q	6

Notes to Consolidated Financial Statements	Table of Contents

Assets Acquired	Millions of Dollars
Accounts receivable, net	$337
Inventories	20
Net properties, plants and equipment	8,582
Other assets	50
Total assets acquired	$8,989

Liabilities Assumed
Accounts payable	$206
Accrued income and other taxes	6
Other accruals	20
Asset retirement obligations and accrued environmental costs	86
Other liabilities and deferred credits	36
Total liabilities assumed	$354
Net assets acquired	$8,635

With the completion of the Shell Permian transaction, we acquired proved and unproved properties of approximately $4.2 billion and $4.3 billion, respectively.

Supplemental Pro Forma (unaudited)
The following table summarizes the unaudited supplemental pro forma financial information for the three- and six-month periods ended June 30, 2021, as if we had completed the acquisition of Shell's Permian assets on January 1, 2020:

	Millions of Dollars
	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
Supplemental Pro Forma (unaudited)	As Reported	Pro forma Shell	Pro forma Combined	As Reported	Pro forma Shell	Pro forma Combined
Total Revenues and Other Income	10,211	799	11,010	20,770	1,395	22,165
Income before income taxes	3,080	297	3,377	4,794	416	5,210
Net Income	2,091	227	2,318	3,073	318	3,391

Earnings per share ($ per share):
Basic net income	$1.55		1.71	2.32		2.56
Diluted net income	1.55		1.71	2.31		2.55

The unaudited supplemental pro forma financial information is presented for illustration and comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed on January 1, 2020, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma financial information for the three- and six-month periods ended June 30, 2021, is a result of combining the consolidated income statement of ConocoPhillips with the results of the assets acquired from Shell. The pro forma results do not include transaction-related costs, nor any cost savings anticipated as a result of the transaction. The pro forma results include adjustments made primarily to DD&A, which is based on the unit-of-production method, resulting from the purchase price allocated to properties, plants and equipment. We believe the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected.

7	ConocoPhillips 2022 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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

Acquisition of Additional Shareholding Interest in Australia Pacific LNG Pty Ltd (APLNG)
In February 2022, we completed the acquisition of an additional 10 percent interest in APLNG from Origin Energy for approximately $1.4 billion, after customary adjustments, in an all-cash transaction resulting from the exercise of our preemption right. This increases our ownership in APLNG to 47.5 percent, with Origin Energy and Sinopec owning
27.5 percent and 25 percent, respectively. APLNG is reported as an equity investment in our Asia Pacific segment.

Assets Sold
In April 2022, we sold our interests in certain noncore assets in the Lower 48 segment for net proceeds of $370 million and recognized a $80 million before-tax and $63 million after-tax gain. At the time of disposition, our interests in these assets had a net carrying value of $290 million, consisting primarily of $401 million of PP&E and $111 million of liabilities, primarily related to AROs.

In March 2022, we completed the divestiture of our subsidiaries that held our Indonesia assets and operations, and based on an effective date of January 1, 2021, we received net proceeds of $731 million after customary adjustments and recognized a $534 million before-tax and $462 million after-tax gain related to this transaction. Together, the subsidiaries sold indirectly held our 54 percent interest in the Indonesia Corridor Block Production Sharing Contract (PSC) and
35 percent shareholding in the Transasia Pipeline Company. At the time of the disposition, the net carrying value was approximately $0.2 billion, excluding $0.2 billion of cash and restricted cash. The net book value consisted primarily of $0.3 billion of PP&E and $0.1 billion of ARO. The before-tax earnings associated with the subsidiaries sold, excluding the gain on disposition noted above, were $138 million and $264 million for the six-month period ended June 30, 2022 and 2021, respectively. Results of operations for the Indonesia interests sold were reported in our Asia Pacific segment.
For the three- and six-months ended June 30, 2022, we recorded contingent payments of $174 million and $424 million, respectively, relating to the previous dispositions of our interest in the Foster Creek Christina Lake Partnership and western Canada gas assets as well as our San Juan assets. The contingent payments are recorded as gain on disposition in our consolidated income statement and are reflected within our Canada and Lower 48 segments. For the three- and six-months ended June 30, 2021, we recorded contingent payments of $68 million and $94 million, respectively.

Planned Dispositions
In July 2022, we entered into agreements to sell our interests in certain noncore assets in the Lower 48 segment for $265 million, before customary adjustments. These transactions are expected to close in the third quarter of 2022.

ConocoPhillips 2022 Q2 10-Q	8

Notes to Consolidated Financial Statements	Table of Contents
Note 4—Investments, Loans and Long-Term Receivables
APLNG
APLNG executed project agreements for an $8.5 billion project finance facility in 2012 which became non-recourse following financial completion in 2017. Following restructuring efforts, the facility is currently composed of a financing agreement with the Export-Import Bank of the United States, a commercial bank facility and two United States Private Placement note facilities. APLNG principal and interest payments commenced in March 2017 and are scheduled to occur bi-annually until September 2030. At June 30, 2022, a balance of $5.5 billion was outstanding on these facilities.
See Note 8.

In February 2022, we completed the acquisition of an additional 10 percent interest in APLNG from Origin Energy for approximately $1.4 billion resulting from the exercise of our preemption right. This increases our ownership in APLNG to 47.5 percent, with Origin Energy and Sinopec owning 27.5 percent and 25 percent, respectively.
At June 30, 2022, the carrying value of our equity method investment in APLNG was $6.4 billion. The balance is included in the “Investments and long-term receivables” line on our consolidated balance sheet.
Loans
As part of our normal ongoing business operations, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. At June 30, 2022, significant loans to affiliated companies included $59 million in project financing to Qatar Liquefied Gas Company Limited (3), which is included within the “Accounts and notes receivable—related parties” line on our consolidated balance sheet.

Note 5—Investment in Cenovus Energy
At December 31, 2021, we held 91 million common shares of Cenovus Energy (CVE), which approximated 4.5% of their issued and outstanding common shares. Those shares were carried on our balance sheet at fair value of $1.1 billion based on NYSE closing price of $12.28 per share on the last day of trading for the period. During the first quarter of 2022, we sold our remaining 91 million shares, recognizing proceeds of $1.4 billion.

All gains and losses were recognized within "Other income” on our consolidated income statement. Proceeds related to the sale of our CVE shares were included within “Cash Flows from Investing Activities” on our consolidated statement of cash flows. See Note 11.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Total Net gain on equity securities	$—	418	251	726
Less: Net gain on equity securities sold during the period	—	31	251	60
Unrealized gain on equity securities still held at the reporting date	$—	387	$—	666

9	ConocoPhillips 2022 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 6—Debt

	Millions of Dollars
	June 30 2022	December 31 2021
2.4% Notes due 2022	$329	329
7.65% Debentures due 2023	78	78
3.35% Notes due 2024	426	426
2.125% Notes due 2024	900	—
8.2% Notes due 2025	134	134
3.35% Debentures due 2025	199	199
2.4% Notes due 2025	900	—
6.875% Debentures due 2026	67	67
4.95% Notes due 2026	—	1,250
7.8% Debentures due 2027	203	203
3.75% Notes due 2027	196	1,000
4.3% Notes due 2028	223	1,000
7.375% Debentures due 2029	92	92
7% Debentures due 2029	112	200
6.95% Notes due 2029	1,195	1,549
8.125% Notes due 2030	390	390
7.4% Notes due 2031	382	500
7.25% Notes due 2031	400	500
7.2% Notes due 2031	447	575
2.4% Notes due 2031	227	500
5.9% Notes due 2032	505	505
4.15% Notes due 2034	246	246
5.95% Notes due 2036	326	500
5.951% Notes due 2037	645	645
5.9% Notes due 2038	350	600
6.5% Notes due 2039	1,588	2,750
3.758% Notes due 2042	785	—
4.3% Notes due 2044	750	750
5.95% Notes due 2046	329	500
7.9% Debentures due 2047	60	60
4.875% Notes due 2047	319	800
4.85% Notes due 2048	219	600
3.8% Notes due 2052	1,100	—
4.025% Notes due 2062	1,770	—
Floating rate notes due 2022 at 1.06% – 1.41% during 2022 and 1.02% –1.12% during 2021	—	500
Marine Terminal Revenue Refunding Bonds due 2031 at 0.07% – 1.09% during 2022 and 0.04% – 0.15% during 2021	265	265
Industrial Development Bonds due 2035 at 0.07% – 1.09% during 2022 and 0.04% – 0.12% during 2021	18	18
Other	33	35
Debt at face value	16,208	17,766
Finance leases	1,284	1,261
Net unamortized premiums, discounts and debt issuance costs	(521)	907
Total debt	16,971	19,934
Short-term debt	(676)	(1,200)
Long-term debt	$16,295	18,734

ConocoPhillips 2022 Q2 10-Q	10

Notes to Consolidated Financial Statements	Table of Contents
In May 2022, we redeemed $1,250 million principal amount of our 4.95 percent Notes due 2026. We paid premiums above face value of $79 million to redeem the debt and recognized a loss on debt extinguishment of $83 million which is included in the "Other expenses" line on our consolidated income statement. We also paid $500 million to retire the outstanding principal amount of the floating rate notes due 2022 at maturity.

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
•5.9% Notes due 2038 with principal amount of $600 million (partial exchange of $250 million)
•6.5% Notes due 2039 with principal amount of $2,750 million (partial exchange of $1,162 million)
•5.95% Notes due 2046 with principal amount of $500 million (partial exchange of $171 million)

The notes tendered and accepted were exchanged for the following new notes:
•3.758% Notes due 2042 with principal amount of $785 million
•4.025% Notes due 2062 with principal amount of $1,770 million

New Debt Issuance
On March 8, 2022, we issued the following new notes consisting of:
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

11	ConocoPhillips 2022 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at June 30, 2022. At December 31, 2021, we had no commercial paper outstanding and no direct borrowings or letters of credit issued.
The current credit ratings on our long-term debt are:
•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody’s: “A3” with a “positive” outlook

We do not have any ratings triggers on any of our corporate debt that would cause an automatic default, and thereby impact our access to liquidity upon downgrade of our credit ratings. If our credit ratings are downgraded from their current levels, it could increase the cost of corporate debt available to us and restrict our access to the commercial paper markets. If our credit ratings were to deteriorate to a level prohibiting us from accessing the commercial paper market, we would still be able to access funds under our revolving credit facility.
At June 30, 2022, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis, therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

ConocoPhillips 2022 Q2 10-Q	12

Notes to Consolidated Financial Statements	Table of Contents
Note 7—Changes in Equity

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended June 30, 2022
Balances at March 31, 2022	$21	60,907	(52,344)	(4,808)	45,442	49,218
Net income					5,145	5,145
Other comprehensive income				(505)		(505)
Dividends declared
Ordinary ($0.46 per common share)					(598)	(598)
Variable return of cash ($0.70 per common share)					(896)	(896)
Repurchase of company common stock			(2,300)			(2,300)
Distributed under benefit plans		138				138
Other						—
Balances at June 30, 2022	$21	61,045	(54,644)	(5,313)	49,093	50,202

For the six months ended June 30, 2022
Balances at December 31, 2021	$21	60,581	(50,920)	(4,950)	40,674	45,406
Net income					10,904	10,904
Other comprehensive income				(363)		(363)
Dividends declared
Ordinary ($0.92 per common share)					(1,201)	(1,201)
Variable return of cash ($1.00 per common share)					(1,286)	(1,286)
Repurchase of company common stock			(3,725)			(3,725)
Distributed under benefit plans		464				464
Other			1		2	3
Balances at June 30, 2022	$21	61,045	(54,644)	(5,313)	49,093	50,202

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended June 30, 2021
Balances at March 31, 2021	$21	60,278	(47,672)	(5,080)	35,608	43,155
Net income					2,091	2,091
Other comprehensive income				160		160
Dividends declared
Ordinary ($0.43 per common share)					(583)	(583)
Repurchase of company common stock			(606)			(606)
Distributed under benefit plans		59				59
Balances at June 30, 2021	$21	60,337	(48,278)	(4,920)	37,116	44,276

For the six months ended June 30, 2021
Balances at December 31, 2020	$18	47,133	(47,297)	(5,218)	35,213	29,849
Net income					3,073	3,073
Other comprehensive loss				298		298
Dividends declared
Ordinary ($0.86 per common share)					(1,171)	(1,171)
Acquisition of Concho	3	13,122				13,125
Repurchase of company common stock			(981)			(981)
Distributed under benefit plans		82				82
Other					1	1
Balances at June 30, 2021	$21	60,337	(48,278)	(4,920)	37,116	44,276

13	ConocoPhillips 2022 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 8—Guarantees
At June 30, 2022, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At June 30, 2022, we had outstanding multiple guarantees in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing June 2022 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee is 9 years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At June 30, 2022, the carrying value of this guarantee was $14 million.

•In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy Limited in October 2008, we agreed to reimburse Origin Energy Limited for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements. The final guarantee expires in the fourth quarter of 2041. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $820 million ($1.4 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-ventures do not make necessary equity contributions into APLNG.
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 15 to 23 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $290 million and would become payable if APLNG does not perform. At June 30, 2022, the carrying value of these guarantees was approximately $20 million.
Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $720 million, which consist primarily of guarantees of the residual value of leased office buildings, guarantees of the residual value of corporate aircrafts, and a guarantee for our portion of a joint venture’s project finance reserve accounts. These guarantees have remaining terms of one to five years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties. At June 30, 2022, the carrying value of these guarantees was $8 million.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnification obligations at June 30, 2022, was
$20 million. Those related to environmental issues have terms that are generally indefinite and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 9 for additional information about environmental liabilities.

ConocoPhillips 2022 Q2 10-Q	14

Notes to Consolidated Financial Statements	Table of Contents
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
At June 30, 2022, our balance sheet included a total environmental accrual of $178 million, compared with $187 million at December 31, 2021, for remediation activities in the U.S. and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

15	ConocoPhillips 2022 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at June 30, 2022, we had performance obligations secured by letters of credit of $320 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
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
In 2014, ConocoPhillips filed a separate and independent arbitration under the rules of the ICC against PDVSA under the contracts that had established the Petrozuata and Hamaca projects. The ICC Tribunal issued an award in April 2018, finding that PDVSA owed ConocoPhillips approximately $2 billion under their agreements in connection with the expropriation of the projects and other pre-expropriation fiscal measures. In August 2018, ConocoPhillips entered into a settlement with PDVSA to recover the full amount of this ICC award, plus interest through the payment period, including initial payments totaling approximately $500 million within a period of 90 days from the time of signing of the settlement agreement. The balance of the settlement is to be paid quarterly over a period of four and a half years. Per the settlement, PDVSA recognized the ICC award as a judgment in various jurisdictions, and ConocoPhillips agreed to suspend its legal enforcement actions. ConocoPhillips sent notices of default to PDVSA on October 14 and November 12, 2019, and to date PDVSA has failed to cure its breach. As a result, ConocoPhillips has resumed legal enforcement actions. To date, ConocoPhillips has received approximately $771 million in connection with the ICC award. ConocoPhillips has ensured that the settlement and any actions taken in enforcement thereof meet all appropriate U.S. regulatory requirements, including those related to any applicable sanctions imposed by the U.S. against Venezuela.
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

ConocoPhillips 2022 Q2 10-Q	16

Notes to Consolidated Financial Statements	Table of Contents
Beginning in 2017, governmental and other entities in several states in the U.S. have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. Additional lawsuits with similar allegations are expected to be filed. The amounts claimed by plaintiffs are unspecified and the legal and factual issues are unprecedented, therefore, there is significant uncertainty about the scope of the claims and alleged damages and any potential impact on the Company’s financial condition. ConocoPhillips believes these lawsuits are factually and legally meritless and are an inappropriate vehicle to address the challenges associated with climate change and will vigorously defend against such lawsuits.
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
In October 2020, the Bureau of Safety and Environmental Enforcement (BSEE) ordered the prior owners of Outer Continental Shelf (OCS) Lease P-0166, including ConocoPhillips, to decommission the lease facilities, including two offshore platforms located near Carpinteria, California. This order was sent after the current owner of OCS Lease P-0166 relinquished the lease and abandoned the lease platforms and facilities. BSEE’s order to ConocoPhillips is premised on its connection to Phillips Petroleum Company, a legacy company of ConocoPhillips, which held a historical 25 percent interest in this lease and operated these facilities but sold its interest approximately 30 years ago. ConocoPhillips is challenging the BSEE order but continues to evaluate its exposure in this matter.
On May 10, 2021, ConocoPhillips filed arbitration under the rules of the Singapore International Arbitration Centre (SIAC) against Santos KOTN Pty Ltd. and Santos Limited for their failure to timely pay the $200 million bonus due upon final investment decision of the Barossa development project under the sale and purchase agreement. Santos KOTN Pty Ltd. and Santos Limited have filed a response and counterclaim, and the arbitration is underway.
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

17	ConocoPhillips 2022 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	June 30 2022	December 31 2021
Assets
Prepaid expenses and other current assets	$1,790	1,168
Other assets	262	75
Liabilities
Other accruals	1,824	1,160
Other liabilities and deferred credits	232	63
The gains (losses) from commodity derivatives incurred and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Sales and other operating revenues	$(13)	(100)	(420)	(379)
Other income	1	(1)	2	16
Purchased commodities	(55)	132	346	145
During the first quarter of 2021, we recognized a $305 million loss on settlement of derivative contracts acquired through the Concho transaction. This loss is recorded within the “Sales and other operating revenues” line on our consolidated income statement. In connection with this settlement, we issued a cash payment of $692 million in the first quarter of 2021 and $69 million in the second quarter of 2021 which are included within “Cash Flows From Operating Activities” on our consolidated statement of cash flows.
The table below summarizes our material net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long (Short)
	June 30 2022	December 31 2021
Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(14)	4
Basis	(1)	(22)

ConocoPhillips 2022 Q2 10-Q	18

Notes to Consolidated Financial Statements	Table of Contents
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
The following investments are carried on our consolidated balance sheet at cost, plus accrued interest, and the table reflects remaining maturities at June 30, 2022, and December 31, 2021:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Cash	$505	670
Demand Deposits	1,690	1,554
Time Deposits
1 to 90 days	4,555	2,363	524	217
91 to 180 days			112	4
Within one year			47	4
One year through five years
U.S. Government Obligations
1 to 90 days	39	431	—	—
	$6,789	5,018	683	225

19	ConocoPhillips 2022 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at June 30, 2022 and December 31, 2021:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments		Investments and Long-Term Receivables
	June 30 2022	December 31 2021	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Major Security Type
Corporate Bonds	$—	3	299	128	298	173
Commercial Paper	120	7	215	82
U.S. Government Obligations	—	—	68	—	94	2
U.S. Government Agency Obligations			5	2	5	8
Foreign Government Obligations			2	7	4	2
Asset-backed Securities			—	2	100	63
	$120	10	589	221	501	248
Cash and Cash Equivalents and Short-Term Investments have remaining maturities within one year.
Investments and Long-Term Receivables have remaining maturities greater than one year through seven years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Major Security Type
Corporate Bonds	$604	305	597	304
Commercial Paper	335	88	335	89
U.S. Government Obligations	163	2	162	2
U.S. Government Agency Obligations	10	10	10	10
Foreign Government Obligations	6	9	6	9
Asset-backed Securities	100	65	100	65
	$1,218	479	1,210	479
As of June 30, 2022 and December 31, 2021, total unrealized losses for debt securities classified as available for sale with net losses were negligible. Additionally, as of June 30, 2022 and December 31, 2021, investments in these debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded were negligible.
For the three- and six-month periods ended June 30, 2022, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $86 million and $201 million, respectively. For the three- and six-month periods ended June 30, 2021, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $173 million and $320 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.

ConocoPhillips 2022 Q2 10-Q	20

Notes to Consolidated Financial Statements	Table of Contents
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
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at June 30, 2022 and December 31, 2021 was $326 million and $281 million, respectively. For these instruments, collateral posted at June 30, 2022 was $6 million and no collateral was posted at December 31, 2021. If our credit rating had been downgraded below investment grade at June 30, 2022, we would have been required to post
$238 million of additional collateral, either with cash or letters of credit.

Note 11—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during the six-month period ended June 30, 2022, nor during the year ended December 31, 2021.

21	ConocoPhillips 2022 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investment in Cenovus Energy	$—	—	—	—	1,117	—	—	1,117
Investments in debt securities	162	1,048	—	1,210	2	477	—	479
Commodity derivatives	957	1,037	58	2,052	562	619	62	1,243
Total assets	$1,119	2,085	58	3,262	1,681	1,096	62	2,839

Liabilities
Commodity derivatives	$1,004	867	185	2,056	593	543	87	1,223
Total liabilities	$1,004	867	185	2,056	593	543	87	1,223

ConocoPhillips 2022 Q2 10-Q	22

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
June 30, 2022
Assets	$2,052	27	2,025	1,302	723	—	723
Liabilities	2,056	16	2,040	1,302	738	48	690

December 31, 2021
Assets	$1,243	85	1,158	650	508	—	508
Liabilities	1,223	82	1,141	650	491	36	455
At June 30, 2022 and December 31, 2021, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

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

23	ConocoPhillips 2022 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Financial assets
Investment in CVE common shares	$—	1,117	—	1,117
Commodity derivatives	750	593	750	593
Investments in debt securities	1,210	479	1,210	479
Loans and advances—related parties	59	114	59	114
Financial liabilities
Total debt, excluding finance leases	15,687	18,673	16,547	22,451
Commodity derivatives	706	537	706	537

Note 12—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of our consolidated balance sheet includes:

	Millions of Dollars
	Defined Benefit Plans	Net Unrealized Loss on Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
December 31, 2021	$(31)	—	(4,919)	(4,950)
Other comprehensive loss	(49)	(7)	(307)	(363)
June 30, 2022	$(80)	(7)	(5,226)	(5,313)
The following table summarizes reclassifications out of accumulated other comprehensive loss and into net income (loss):

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Defined benefit plans	$12	42	16	54
The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $3 million and $11 million for the three-month periods ended June 30, 2022 and June 30, 2021, respectively, and $5 million and $15 million for the six-month periods ended
June 30, 2022 and June 30, 2021, respectively. See Note 14.

ConocoPhillips 2022 Q2 10-Q	24

Notes to Consolidated Financial Statements	Table of Contents
Note 13—Cash Flow Information

	Millions of Dollars
	Six Months Ended June 30
Cash Payments	2022	2021
Interest	$486	464
Income taxes	3,942	107

Net Sales (Purchases) of Investments
Short-term investments purchased	$(1,253)	(5,439)
Short-term investments sold	613	6,842
Long-term investments purchased	(510)	(149)
Long-term investments sold	46	48
	$(1,104)	1,302

In the first quarter of 2021, we acquired Concho in an all-stock transaction for $13.1 billion. In connection with this transaction, we acquired cash of $382 million, which is included in "Cash Flows From Investing Activities" on our consolidated statement of cash flows.

Note 14—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2022		2021		2022	2021
	U.S.	Int'l.	U.S.	Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$16	13	18	16	1	1
Interest cost	12	21	15	20	1	1
Expected return on plan assets	(13)	(34)	(20)	(30)	—	—
Amortization of prior service credit	—	—	—	—	(10)	(10)
Recognized net actuarial loss	5	2	12	8	—	1
Settlements	18	—	42	—	—	—
Net periodic benefit cost	$38	2	67	14	(8)	(7)

Six Months Ended June 30
Service cost	$32	26	39	31	1	1
Interest cost	24	42	28	40	2	2
Expected return on plan assets	(26)	(68)	(44)	(60)	—	—
Amortization of prior service credit	—	—	—	—	(20)	(19)
Recognized net actuarial loss	11	4	27	16	—	1
Settlements	22	—	44	—	—	—
Curtailments	—	—	12	—	—	—
Special Termination Benefits	—	—	9	—	—	—
Net periodic benefit cost	$63	4	115	27	(17)	(15)

25	ConocoPhillips 2022 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The components of net periodic benefit cost, other than the service cost component, are included in the "Other expenses" line of our consolidated income statement.
During the first six months of 2022, we contributed $44 million to our domestic benefit plans and $77 million to our international benefit plans. We expect our total contributions in 2022 to be approximately $95 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $90 million to our international qualified and nonqualified pension and postretirement benefit plans.

During the three-month period ended June 30, 2022, lump-sum benefit payments exceeded the sum of service and interest costs for the year for the U.S. qualified pension plan and a U.S. nonqualified supplemental retirement plan. As a result, we recognized a proportionate share of prior actuarial losses from other comprehensive income as pension settlement expense of $18 million. In conjunction with the recognition of pension settlement expense, the fair market values of the pension plan assets were updated and the pension benefit obligations of the U.S. qualified pension plan and the U.S. nonqualified supplemental retirement plan were remeasured at June 30, 2022. At the measurement date, the net pension liability increased by $82 million, primarily a result of lower than premised return on assets, partially offset by an increase in the discount rate, resulting in a corresponding decrease to other comprehensive income.

The relevant discount rates are summarized in the following table:

	June 30 2022	December 31 2021
Relevant discount rates
U.S. qualified pension plan	4.85%	2.85
U.S. nonqualified pension plan	4.70	2.50

Note 15—Related Party Transactions
Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
Significant Transactions with Equity Affiliates	2022	2021	2022	2021
Operating revenues and other income	$21	24	43	40
Purchases	—	3	—	3
Operating expenses and selling, general and administrative expenses	44	63	90	89
Net interest (income) expense*	$—	—	(1)	(1)
*We paid interest to, or received interest from, various affiliates. See Note 4 for information related to loans to equity affiliates.

ConocoPhillips 2022 Q2 10-Q	26

Notes to Consolidated Financial Statements	Table of Contents
Note 16—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenue from contracts with customers	$16,728	7,753	31,234	14,914
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	4,411	1,754	7,551	4,728
Financial derivative contracts	22	49	138	(260)
Consolidated sales and other operating revenues	$21,161	9,556	38,923	19,382
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

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenue from Outside the Scope of ASC Topic 606 by Segment
Lower 48	$3,483	1,345	5,927	3,811
Canada	807	207	1,367	510
Europe, Middle East and North Africa	121	202	257	407
Physical contracts meeting the definition of a derivative	$4,411	1,754	7,551	4,728

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenue from Outside the Scope of ASC Topic 606 by Product
Crude oil	$64	178	283	302
Natural gas	4,254	1,504	7,027	4,231
Other	93	72	241	195
Physical contracts meeting the definition of a derivative	$4,411	1,754	7,551	4,728
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

27	ConocoPhillips 2022 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Receivables and Contract Liabilities
Receivables from Contracts with Customers
At June 30, 2022, the “Accounts and notes receivable” line on our consolidated balance sheet includes trade receivables of $6,554 million compared with $5,268 million at December 31, 2021, and includes both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared to trade receivables where NPNS has been elected.
Contract Liabilities from Contracts with Customers
We have entered into certain agreements under which we license our proprietary technology, including the Optimized Cascade® process technology, to customers to maximize the efficiency of LNG plants. These agreements typically provide for milestone payments to be made during and after the construction phases of the LNG plant. The payments are not directly related to our performance obligations under the contract and are recorded as deferred revenue to be recognized when the customer is able to benefit from their right to use the applicable licensed technology.

Millions of Dollars
Contract Liabilities
At December 31, 2021	$50
Contractual payments received	25
Revenue recognized	(56)
At June 30, 2022	$19

Amounts Recognized in the Consolidated Balance Sheet at June 30, 2022
Noncurrent liabilities	$19
For the six-month period ended June 30, 2022, we recognized revenue of $56 million in the "Sales and other operating revenues" line on our consolidated income statement. No revenue was recognized during the three-month period ended June 30, 2022. We expect to recognize the contract liabilities as of June 30, 2022, as revenue during 2026.

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
We evaluate performance and allocate resources based on net income (loss). Intersegment sales are at prices that approximate market.

ConocoPhillips 2022 Q2 10-Q	28

Notes to Consolidated Financial Statements	Table of Contents
Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Sales and Other Operating Revenues
Alaska	$2,349	1,418	4,267	2,551
Lower 48	14,458	5,889	26,015	12,402
Intersegment eliminations	(6)	(2)	(13)	(4)
Lower 48	14,452	5,887	26,002	12,398
Canada	1,794	802	3,314	1,669
Intersegment eliminations	(726)	(352)	(1,377)	(657)
Canada	1,068	450	1,937	1,012
Europe, Middle East and North Africa	2,652	1,165	5,241	2,143
Asia Pacific	638	630	1,388	1,207
Other International	—	2	—	3
Corporate and Other	2	4	88	68
Consolidated sales and other operating revenues	$21,161	9,556	38,923	19,382

Sales and Other Operating Revenues by Geographic Location(1)
United States	$16,802	7,308	30,355	15,015
Canada	1,069	450	1,938	1,012
China	301	171	574	326
Indonesia	—	207	159	403
Libya	351	290	782	520
Malaysia	336	252	654	478
Norway	737	618	1,669	1,030
United Kingdom	1,564	257	2,790	593
Other foreign countries	1	3	2	5
Worldwide consolidated	$21,161	9,556	38,923	19,382

Sales and Other Operating Revenues by Product
Crude oil	$11,494	5,797	21,364	10,292
Natural gas	7,267	2,812	13,265	7,323
Natural gas liquids	1,042	325	1,921	562
Other(2)	1,358	622	2,373	1,205
Consolidated sales and other operating revenues by product	$21,161	9,556	38,923	19,382
(1)Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2)Includes LNG and bitumen.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net Income (Loss)
Alaska	$687	371	1,271	530
Lower 48	3,581	1,175	6,371	1,643
Canada	316	102	607	112
Europe, Middle East and North Africa	385	207	797	360
Asia Pacific	525	175	1,661	492
Other International	—	(5)	—	(9)
Corporate and Other	(349)	66	197	(55)
Consolidated net income	$5,145	2,091	10,904	3,073

29	ConocoPhillips 2022 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	June 30 2022	December 31 2021
Total Assets
Alaska	$14,835	14,812
Lower 48	43,478	41,699
Canada	7,358	7,439
Europe, Middle East and North Africa	8,406	9,125
Asia Pacific	9,997	9,840
Other International	4	1
Corporate and Other	9,615	7,745
Consolidated total assets	$93,693	90,661
Note 18—Income Taxes
Our effective tax rate for the three-month periods ended June 30, 2022 and 2021 was 32.8 percent and 32.1 percent, respectively, and our effective tax rate for the six-month periods ended June 30, 2022 and 2021 was 29.9 percent and 35.9 percent, respectively. Our effective tax rate for the first six-months of 2022 was impacted by the shift of income among our taxing jurisdictions, the release of tax reserves related to the closing of an IRS audit, a change to our valuation allowance, and the impact of the interest deduction related to our debt exchange, as described below.

In the first quarter of 2022, the IRS closed the 2017 audit of our U.S. federal income tax return. As a result, we recognized federal and state tax benefits totaling $515 million relating to the recovery of outside tax basis previously offset by a full reserve.

During the second quarter of 2022, Norway enacted changes to the Petroleum Tax System. As a result of the enactment, a valuation allowance of $58 million was recorded during the quarter to reflect changes to our ability to realize certain deferred tax assets under the new law.

For the three- and six-month periods of 2022, our valuation allowance increased by $58 million and $5 million, respectively, compared to a decrease of $87 million and $151 million for the same periods of 2021. The increase in the three- and six-month periods of 2022 relate to the Norway tax law change described above. In addition, our six-month periods of 2022 and of 2021 include impacts from changes in our valuation allowance related to the fair value measurement of our CVE common shares and our expectation of the tax impact related to incremental capital gains and losses.

Our 2022 and 2021 effective tax rates were adversely impacted by $37 million and $75 million, respectively, due to incremental interest deductions from debt exchanges in both periods offsetting U.S. foreign source revenue that would otherwise have been offset by foreign tax credits. See Note 6.

The Company has ongoing income tax audits in a number of jurisdictions. The government agents in charge of these audits regularly request additional time to complete audits, which we generally grant, and conversely occasionally close audits unpredictably. Within the next twelve months we may have audit periods close that could significantly impact our total unrecognized tax benefits. The amount of such change is not estimable but could be significant when compared with our total unrecognized tax benefits.

ConocoPhillips 2022 Q2 10-Q	30

Management’s Discussion and Analysis	Table of Contents
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis is the company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “will,” “would” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 53.
The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss).
Business Environment and Executive Overview
ConocoPhillips is the world’s largest independent E&P company with operations and activities in 13 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, and Asia; LNG developments; oil sands in Canada; and an inventory of global conventional and unconventional exploration prospects. Headquartered in Houston, Texas, at June 30, 2022, we employed approximately 9,400 people worldwide and had total assets of $94 billion.

Overview
Commodity prices continued to increase during the second quarter of 2022, in part due to the continued impacts associated with the Russian invasion of Ukraine and sanctions levied against Russia as a result of the conflict. We anticipate that prices will continue to be cyclical and volatile, and our view is that a successful business strategy in the E&P industry must be resilient in lower price environments, while also retaining full upside exposure during periods of higher prices. As such, we are unhedged, remain highly disciplined in our investment decisions and continue to monitor market fundamentals including the impacts associated with the conflict in Ukraine, OPEC plus supply updates, global demand for our products, oil and gas inventory levels, inflation, supply chain disruptions and the fluctuating global COVID-19 impacts.
The macro-environment, including the energy transition, also continues to evolve. We believe ConocoPhillips is playing a valued role in the energy transition. We are guided by our triple mandate that simultaneously calls for us to reliably and responsibly deliver oil and gas production to meet energy transition pathway demand, deliver competitive returns on and of capital, and do so with a resilient and sustainable portfolio enabling us to achieve our net-zero operating emissions ambition. Our triple mandate is supported by financial principles and capital allocation priorities designed to allow us to deliver superior returns through the price cycles. Our financial principles consist of maintaining balance sheet strength, providing peer-leading distributions, making disciplined investments and demonstrating ESG leadership, all of which are in service to generating competitive financial returns through the price cycles.

In the second quarter, total company production was 1,692 MBOED, resulting in cash provided by operating activities of $7.9 billion, with $1 billion returned to shareholders through our ordinary dividend and a VROC and $2.3 billion through share repurchases. We ended the quarter with cash, cash equivalents and short-term investments totaling $8.2 billion.
In May 2022, we announced an increase to our 2022 expected distributions through our three-tier return of capital framework to $10 billion for the year. Additionally, in August we increased our targeted distributions further, to a new total of $15 billion for the year. This framework includes our ordinary dividend, share repurchases and the VROC tier that was introduced last December. In August, we declared our third quarter ordinary dividend of $0.46 per share and a fourth quarter VROC payment of $1.40 per share.

31	ConocoPhillips 2022 Q2 10-Q

Management’s Discussion and Analysis	Table of Contents
Demonstrating our commitment to enhance balance sheet strength, in May 2022, we retired $1,250 million principal amount of our 4.95 percent Notes due 2026 and $500 million principal amount of floating rate notes. Both retirements were sourced from available cash. Additionally, in the first quarter we executed a debt refinancing comprised of concurrent transactions including new debt issuances, a cash tender offer and debt exchange offers. In aggregate, these transactions reduced the company's total debt by $3 billion. These activities facilitate our ability to achieve our previously announced $5 billion debt reduction target by the end of 2026, while also reducing the company's annual cash interest expense. See Note 6.

In 2022, we have taken several steps to expand our global LNG business. In the first quarter, we increased our equity share in Asia Pacific LNG (APLNG). In the second quarter, we signed an agreement for a new joint venture with QatarEnergy that will participate with a 12.5 percent interest in the North Field East LNG project. Subject to regulatory approvals, we will hold a 25 percent interest in this joint venture. Domestically, in July 2022, we announced a Heads of Agreement (HOA) with Sempra to potentially acquire a 30 percent direct equity holding in Port Arthur Liquefaction Holdings, LLC and an LNG offtake equivalent to approximately 5 million tonnes per annum from the Port Arthur LNG project. The HOA is a preliminary, non-binding arrangement, with development of the Port Arthur LNG project subject to concluding definitive agreements and resolving a number of risks and uncertainties, including, among others, signing engineering and construction contracts, obtaining financing and reaching a final investment decision between the parties.

As part of our ongoing portfolio high-grading and optimization efforts, in April 2022, we completed the sale of certain noncore assets in the Lower 48 segment for $370 million after customary adjustments. In July 2022, we entered into agreements to sell our interests in additional noncore assets in the Lower 48 segment for $265 million, before customary adjustments. These transactions are expected to close in the third quarter of 2022. See Note 3.
Operationally, we remain focused on safely executing the business. Production was 1,692 MBOED in the second quarter of 2022, an increase of 104 MBOED from the same period a year ago. After adjusting for closed acquisitions and dispositions and the conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis, second-quarter 2022 production decreased by 69 MBOED or 4 percent from the same period a year ago. Organic growth from Lower 48 and other development programs more than offset decline; however, production was lower overall primarily due to planned and unplanned downtime.

We re-invested $2 billion into the business in the form of capital expenditures and investments during the second quarter of 2022, with over half of the expenditures focused on flexible, short-cycle unconventional plays in the Lower 48 segment, where our production has access to both domestic and export markets.

In further support of our commitment to ESG leadership and excellence, in July 2022, we announced that ConocoPhillips joined the Oil and Gas Methane Partnership (OGMP) 2.0 initiative. The initiative's mission is to improve industry transparency in methane emissions reporting and encourage progress in reducing those emissions. We believe that applying the rigorous OGMP 2.0 reporting standards across our global assets will be a vital step towards meeting our Paris-aligned climate-risk commitments, including our net-zero ambition for operational emissions by 2050, and will allow us to credibly demonstrate how we are delivering against our methane improvement objectives and targets.

ConocoPhillips 2022 Q2 10-Q	32

Management’s Discussion and Analysis	Table of Contents
Business Environment
Commodity prices are the most significant factor impacting our profitability and related returns on and of capital to our shareholders. Dynamics that could influence world energy markets and commodity prices are global economic health, supply or demand disruptions or fears thereof caused by civil unrest, global pandemics, military conflicts, actions taken by OPEC plus and other major oil producing countries, environmental laws, tax regulations, governmental policies and weather-related disruptions. Our strategy is to create value through price cycles by delivering on the financial, operational and ESG priorities that underpin our value proposition.
Our earnings and operating cash flows generally correlate with price levels for crude oil and natural gas, which are subject to factors external to the company and over which we have no control. The following graph depicts the trend in average benchmark prices for WTI crude oil, Brent crude oil and Henry Hub natural gas:

WTI Crude Oil, Brent Crude Oil and Henry Hub Natural Gas Prices
Quarterly Averages
120
100
80
60
40
20
WTI/Brent $/Bbl
8
7
6
5
4
3
2
1
–
HH $/MMBTU
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
WTI - $/Bbl
Brent - $/Bbl
HH - $/MMBTU

Brent crude oil prices averaged $113.78 per barrel in the second quarter of 2022, an increase of 65 percent compared with $68.83 per barrel in the second quarter of 2021. WTI at Cushing crude oil prices averaged $108.41 per barrel in the second quarter of 2022, an increase of 64 percent compared with $66.07 per barrel in the second quarter of 2021. Oil prices increased as a result of the ongoing global economic recovery following COVID-related impacts as well as supply constraints due to Russia's invasion of Ukraine, OPEC plus adherence to agreed production quotas, other disruptions and supply chain bottlenecks limiting growth.

Henry Hub natural gas prices averaged $7.17 per MMBTU in the second quarter of 2022, an increase of 153 percent compared with $2.83 per MMBTU in the second quarter of 2021. Henry Hub prices have increased due to low inventories, healthy domestic demand and strong exports via pipelines and LNG.
Our realized bitumen price averaged $75.42 per barrel in the second quarter of 2022, an increase of 101 percent compared with $37.60 per barrel in the second quarter of 2021. The increase in the second quarter of 2022 was driven by higher blend prices for Surmont sales, largely attributed to a strengthening of WTI price. We continue to optimize bitumen price realizations through the utilization of downstream transportation solutions and implementation of alternate blend capability which results in lower diluent costs.
For the second quarter of 2022 our total average realized price increased to $88.57 per BOE compared with
$50.03 per BOE in the second quarter of 2021.

33	ConocoPhillips 2022 Q2 10-Q

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
Significant items during the second quarter of 2022 and recent announcements included the following:
•Announced a $5 billion increase in expected 2022 returns of capital to shareholders to a total of $15 billion.
•Distributed $3.3 billion to shareholders through a three-tier framework, including $1.0 billion in cash through the ordinary dividend and VROC and $2.3 billion through share repurchases.
•Expanded global LNG portfolio through participation in QatarEnergy's North Field East LNG project and announced a non-binding Heads of Agreement with Sempra Infrastructure with opportunities to participate in large-scale LNG projects, an LNG offtake of approximately 5 million tonnes per annum and related carbon capture activities.
•As part of our ongoing commitment to ESG excellence and leadership, we joined the OGMP 2.0 initiative.
•Generated cash provided by operating activities of $7.9 billion.
•Delivered second-quarter production of 1,692 MBOED while successfully completing planned maintenance turnarounds.
•Continued progress toward the company's $5 billion debt reduction target through $1.8 billion of debt retirements during the quarter, now totaling $3 billion since announcing the target.
•Completed $0.4 billion of noncore asset sales during the quarter.
•Ended the quarter with cash, cash equivalents and restricted cash of $7.2 billion and short-term investments of $1.3 billion.

Outlook
Capital and Production
Third-quarter 2022 production is expected to be 1.70 to 1.76 MBOED, reflecting the impacts of seasonal turnarounds planned primarily in Alaska and the Asia Pacific region. Full-year production is expected to be approximately
1.74 MMBOED reflecting uncertainty in Libya and modest updates across the portfolio.

Guidance regarding capital is unchanged.

Depreciation, Depletion and Amortization
Full-year guidance for depreciation, depletion and amortization has decreased to $7.6 billion.

ConocoPhillips 2022 Q2 10-Q	34

Results of Operations	Table of Contents
Results of Operations
Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2022, is based on a comparison with the corresponding period of 2021.
Consolidated Results
A summary of the company's net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Alaska	$687	371	1,271	530
Lower 48	3,581	1,175	6,371	1,643
Canada	316	102	607	112
Europe, Middle East and North Africa	385	207	797	360
Asia Pacific	525	175	1,661	492
Other International	—	(5)	—	(9)
Corporate and Other	(349)	66	197	(55)
Net income	$5,145	2,091	10,904	3,073
Net income in the second quarter of 2022 increased $3,054 million. Second quarter earnings were positively impacted by:
•Higher realized commodity prices.
•Higher sales volumes, primarily due to our Shell Permian acquisition, partly offset by assets divested. See Note 3.
•Higher equity in earnings of affiliates, primarily due to higher LNG sales prices.
•Gain on dispositions primarily due the divestiture of noncore assets in the Lower 48 segment and recognizing higher contingent payments related to prior dispositions in our Canada and Lower 48 segments. See Note 3.
Second quarter 2022 earnings were negatively impacted by:
•Higher production and operating expenses and taxes other than income taxes, primarily due to higher prices and production volumes.
•Higher income tax provision.
•Absence of mark to market gains associated with Cenovus Energy (CVE) shares. See Note 5.

Net income in the six-month period ended June 30, 2022, increased $7,831 million. In addition to the items mentioned above, earnings in the six-month period were positively impacted by:
•Previously unrecognized $515 million tax benefit related to the closing of an IRS audit in the first quarter.
See Note 18.
•Gain on dispositions primarily due to a $462 million after-tax gain related to the divestiture of our Indonesia assets. See Note 3.
•Absence of restructuring and transaction expenses of $243 million after-tax related to our Concho acquisition.
•Absence of realized losses on hedges of $233 million after-tax related to derivative positions acquired in our Concho acquisition. See Note 10.
•Lower DD&A expenses caused by lower rates driven by price-related reserve revisions due to higher commodity prices, partially offset by higher production volumes.
•After-tax gain of $62 million associated with refinancing transactions. See Note 6.

In addition to the items mentioned above, earnings in the six-month period were negatively impacted by:
•Absence of $194 million after-tax gain recognized in conjunction with our Australia-West divestiture. See Note 9.
See the “Segment Results” section for additional information.

35	ConocoPhillips 2022 Q2 10-Q

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.
Sales and other operating revenues for the three- and six-month periods of 2022 increased $11,605 million and
$19,541 million, respectively, mainly due to higher realized commodity prices and higher sales volumes.
Equity in earnings of affiliates for the three- and six-month periods of 2022 increased $385 million and $689 million, respectively, primarily due to higher earnings driven by higher LNG and crude prices as well as higher sales volumes inclusive of the additional 10 percent interest in APLNG we acquired in the first quarter of 2022. See Note 3.
Gain on dispositions in the second quarter of 2022 increased due to a gain of $80 million for the sale of noncore assets in the Lower 48 segment. For the six-month period of 2022, we recognized a gain of $534 million from our Indonesia divestiture. For both the three- and six-month periods of 2022, we recognized higher contingent payments associated with previous dispositions in our Canada and Lower 48 segments than the same periods of 2021. Offsetting the increase in gains in the six-month period of 2022 was the absence of a $200 million gain associated with our Australia-West divestiture recognized in the first quarter of 2021. See Note 3.
Other income for the three- and six-month periods of 2022 decreased $415 million and $507 million, respectively, primarily due to the absence of mark to market gains associated with our CVE common shares which were fully divested in the first quarter of 2022. See Note 5.
Purchased commodities for the three- and six-month periods of 2022 increased $6,236 million and $8,504 million, respectively, primarily due to higher gas and crude prices and volumes.
Production and operating expenses for the three- and six-month periods of 2022 increased $362 million and $560 million, respectively, primarily due to higher production volumes.
Selling, general and administrative expenses decreased $145 million in the six-month period primarily due to the absence of transaction and restructuring expenses associated with our Concho acquisition in 2021.
DD&A for the three- and six-month periods of 2022 decreased $57 million and $120 million, respectively, mainly due to lower rates from positive price-related reserve revisions and the absence of DD&A from disposed assets offset by higher overall production volumes primarily associated with our Shell Permian acquisition.
Taxes other than income taxes for the three- and six-month periods of 2022 increased $639 million and $1,083 million, respectively, caused by higher commodity prices and higher production volumes.

Other expenses for the second quarter of 2022 increased $49 million primarily related to premiums paid to repurchase debt. For the six-month period of 2022, other expenses decreased $111 million primarily related to a gain of $127 million associated with extinguishment of debt from the first quarter of 2022. See Note 6.
See Note 18—Income Taxes for information regarding our Income tax provision and effective tax rate.

ConocoPhillips 2022 Q2 10-Q	36

Results of Operations	Table of Contents
Summary Operating Statistics

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Average Net Production
Crude oil (MBD)
Consolidated operations	857	836	880	820
Equity affiliates	14	13	13	13
Total crude oil	871	849	893	833

Natural gas liquids (MBD)
Consolidated operations	236	120	227	113
Equity affiliates	8	8	7	8
Total natural gas liquids	244	128	234	121

Bitumen (MBD)	59	68	63	69

Natural gas (MMCFD)
Consolidated operations	1,872	2,209	1,999	2,142
Equity affiliates	1,235	1,051	1,181	1,066
Total natural gas	3,107	3,260	3,180	3,208

Total Production (MBOED)	1,692	1,588	1,720	1,558

	Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated operations	$111.49	65.54	102.97	61.60
Equity affiliates	111.97	64.10	105.20	62.03
Total crude oil	111.50	65.51	103.00	61.60

Natural gas liquids (per bbl)
Consolidated operations	42.20	25.62	41.61	25.06
Equity affiliates	72.44	44.12	69.99	46.53
Total natural gas liquids	43.26	26.87	42.57	26.68

Bitumen (per bbl)	75.42	37.60	70.25	34.09

Natural gas (per MCF)
Consolidated operations	10.19	4.25	9.46	4.56
Equity affiliates	10.08	3.97	9.51	3.76
Total natural gas	10.15	4.16	9.48	4.29

	Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical, lease rental and other	$46	56	108	134
Leasehold impairment	10	1	16	1
Dry holes	87	—	88	6
	$143	57	212	141

37	ConocoPhillips 2022 Q2 10-Q

Results of Operations	Table of Contents
We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. In the quarter ending June 30, 2022, our operations were producing in the U.S., Norway, Canada, Australia, China, Malaysia, Qatar and Libya.
Total production of 1,692 MBOED increased 104 MBOED or 7 percent in the second quarter of 2022 and 162 MBOED or 10 percent in the six-month period of 2022, primarily due to:
•New wells online in the Lower 48, Alaska, Malaysia and Canada.
•Higher volumes in the Lower 48 due to our Shell Permian acquisition.
•Conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis.
Production increases in the second quarter and in the six-month period of 2022 were partly offset due to:
•Normal field decline.
•Divestitures of Indonesia and noncore assets in the Lower 48 segment.

Production for the second quarter of 2022 was 1,692 MBOED, an increase of 104 MBOED from the same period a year ago. After adjusting for closed acquisitions and dispositions and the conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis, second-quarter 2022 production decreased by 69 MBOED or 4 percent from the same period a year ago. Organic growth from Lower 48 and other development programs more than offset decline; however, production was lower overall primarily due to planned and unplanned downtime.

Production for the first six months of 2022 was 1,720 MBOED, an increase of 162 MBOED from the same period a year ago. After adjusting for closed acquisitions and dispositions, the conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis, and 2021 Winter Storm Uri impacts, production decreased
53 MBOED or 3 percent from the same period a year ago. Organic growth from Lower 48 and other development programs more than offset decline; however, production was lower overall primarily due to planned and unplanned downtime.

ConocoPhillips 2022 Q2 10-Q	38

Results of Operations	Table of Contents
Segment Results
Alaska

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net Income ($MM)	$687	371	1,271	530

Average Net Production
Crude oil (MBD)	177	184	180	187
Natural gas liquids (MBD)	16	15	17	16
Natural gas (MMCFD)	34	11	34	10
Total Production (MBOED)	199	201	203	205

Average Sales Prices
Crude oil ($ per bbl)	$114.77	67.87	105.26	63.93
Natural gas ($ per MCF)	3.34	4.53	3.66	3.17
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of June 30, 2022, Alaska contributed 18 percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income
Earnings from Alaska increased $316 million and $741 million in the three- and six-month periods of 2022, respectively. Increases to earnings include:
•Higher realized crude oil prices.
Offsets to the earnings increase include:
•Higher taxes other than income taxes associated with higher realized crude oil prices.

In addition to the items detailed above, in the six-month period of 2022, earnings also increased due to:
•Lower DD&A expenses primarily driven by lower rates from price-related reserve revisions and lower production.
Production
Average production decreased slightly in the three- and six-month periods of 2022, respectively. Decreases to production include:
•Normal field decline.
•Higher downtime and lower base performance primarily in our Greater Kuparuk Area.
Offsets to the production decreases include:
•New wells online at our Western North Slope assets.
•Higher gas volumes in our Greater Prudhoe Area.

39	ConocoPhillips 2022 Q2 10-Q

Results of Operations	Table of Contents
Lower 48

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net Income ($MM)	$3,581	1,175	6,371	1,643

Average Net Production
Crude oil (MBD)	528	454	533	435
Natural gas liquids (MBD)*	214	97	203	89
Natural gas (MMCFD)*	1,411	1,459	1,419	1,389
Total Production (MBOED)	977	794	972	755

Average Sales Prices
Crude oil ($ per bbl)	$109.14	64.13	101.34	60.17
Natural gas liquids ($ per bbl)	42.00	24.62	41.26	24.34
Natural gas ($ per MCF)	6.85	3.27	5.74	3.88
*2022 includes the conversion of previously acquired Concho two-stream contracts to three-stream initiated in the fourth quarter of 2021.
The Lower 48 segment consists of operations located in the U.S. Lower 48 states, as well as producing properties in the Gulf of Mexico. As of June 30, 2022, the Lower 48 contributed 67 percent of our consolidated liquids production and
71 percent of our consolidated natural gas production.
Net Income
Earnings from the Lower 48 increased $2,406 million and $4,728 million in the three- and six-month periods of 2022, respectively. Increases to earnings include:
•Higher realized prices.
•Higher sales volumes of crude oil and NGLs primarily related to our Shell Permian Acquisition. See Note 3.
•After-tax gains on disposition of $63 million related to the sale of certain noncore assets as well as contingent payments of $16 million and $32 million in the three- and six-month periods of 2022, respectively, associated with previous asset sales. See Note 3.
Offsets to the earnings increase include:
•Higher production and operating expenses, taxes other than income taxes and DD&A expenses primarily due to higher production volumes. Partially offsetting the increase in DD&A expenses were lower rates from price-related reserve revisions.

In addition to the items detailed above, in the six-month period of 2022, earnings also increased due to the absence of realized losses on hedges related to derivative positions acquired in our Concho acquisition. See Note 10.
Production
Average production increased 183 MBOED and 217 MBOED in the three- and six-month periods of 2022, respectively. Increases to production include:
•New wells online from our development programs in Permian, Eagle Ford and Bakken.
•Higher volumes due to our Shell Permian acquisition. See Note 3.
•Conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis.
Offsets to the production increases include:
•Normal field decline.
Completed and Planned Dispositions
On April 1, 2022, we completed our divestiture of certain noncore assets for $370 million, after customary adjustments. Production from these assets averaged approximately 10 MBOED in the three-months ended March 31, 2022. In July 2022, we entered into agreements to sell our interests in certain noncore assets in the Lower 48 segment for $265 million, before customary adjustments. These transactions are expected to close in the third quarter of 2022. See Note 3.

ConocoPhillips 2022 Q2 10-Q	40

Results of Operations	Table of Contents
Canada

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net Income ($MM)	$316	102	607	112

Average Net Production
Crude oil (MBD)	5	9	6	10
Natural gas liquids (MBD)	3	4	3	4
Bitumen (MBD)	59	68	63	69
Natural gas (MMCFD)	66	84	65	87
Total Production (MBOED)	78	95	83	98

Average Sales Prices
Crude oil ($ per bbl)	$94.79	56.87	88.04	51.66
Natural gas liquids ($ per bbl)	44.93	27.14	43.44	26.19
Bitumen ($ per bbl)	75.42	37.60	70.25	34.09
Natural gas ($ per MCF)	4.47	2.26	3.88	2.32
Average sales prices include unutilized transportation costs.
Our Canadian operations mainly consist of the Surmont oil sands development in Alberta and the liquids-rich Montney unconventional play in British Columbia. As of June 30, 2022, Canada contributed one percent of our consolidated liquids production and three percent of our consolidated natural gas production.
Net Income
Earnings from Canada increased $214 million and $495 million in the three- and six-month periods of 2022, respectively. Increases to earnings include:
•Higher realized prices.
•Higher after-tax gains on disposition related to contingent payments of $118 million and $294 million in the three- and six-month periods of 2022, respectively, associated with the prior sale of certain assets to CVE, compared with $52 million and $72 million in the same periods of 2021, respectively. See Note 3.
Offsetting the earnings increases were lower sales volumes.
Production
Average production decreased 17 MBOED and 15 MBOED in the three- and six-month periods of 2022, respectively. Decreases to production include:
•Normal field decline.
•Planned turnaround at the Surmont Central Processing Facility 1 during the second quarter of 2022.
•Higher royalty rates across the segment due to higher commodity prices.

41	ConocoPhillips 2022 Q2 10-Q

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net Income ($MM)	$385	207	797	360

Consolidated Operations
Average Net Production
Crude oil (MBD)	90	120	101	118
Natural gas liquids (MBD)	3	4	4	4
Natural gas (MMCFD)	306	297	318	303
Total Production (MBOED)	144	173	158	172

Average Sales Prices
Crude oil ($ per bbl)	$115.61	66.34	103.21	62.48
Natural gas liquids ($ per bbl)	68.00	39.49	60.49	38.21
Natural gas ($ per MCF)	28.32	7.17	28.77	6.58
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea and the Norwegian Sea, Qatar, Libya and commercial operations in the U.K. During the current period, we have increased our capacity and supply arrangements on future gas purchases, which are primarily offset by future gas sales contracts, primarily in Europe. As of June 30, 2022, our Europe, Middle East and North Africa operations contributed nine percent of our consolidated liquids production and 16 percent of our consolidated natural gas production.
Net Income
Earnings from Europe, Middle East and North Africa increased by $178 million and $437 million in the three- and six-month periods of 2022, respectively. Increases to earnings include:
•Higher realized prices.
•Higher LNG sales prices, reflected in equity in earnings of affiliates.
•Foreign exchange gains as the USD strengthened against the Norwegian Kroner.
Offsetting the earnings increases include:
•Lower sales volumes primarily due to turnaround activity in Norway in the second quarter.
•Changes to the Petroleum Tax System in Norway. See Note 18.
In addition to the items detailed above, in the six-month period of 2022, earnings impacts include:
•Increase due to lower DD&A expenses primarily driven by lower volumes and lower rates from price-related reserve revisions.
•Decrease due to lower sales volumes primarily due to turnaround activity in Qatar in the first quarter, reflected in equity in earnings of affiliates.

ConocoPhillips 2022 Q2 10-Q	42

Results of Operations	Table of Contents
Consolidated Production
Average consolidated production decreased 29 MBOED and 15 MBOED in the three- and six-month periods of 2022, respectively. Decreases to production include:
•Fieldwide turnarounds in the Greater Ekofisk Area of Norway in the second quarter of 2022.
•Normal field decline.
•Curtailed production in Libya due to the force majeure at the Es Sider export terminal in June.
Offsets to the production decreases include:
•New wells online and improved performance in Norway.
Force Majeure in Libya
Production ceased the last week of June 2022, due to a forced shutdown of the Es Sider export terminal after a period of civil unrest. Force majeure was lifted on July 15, 2022, and production has resumed.
Exploration Activity
Three wells from our 2022 four well exploration and appraisal campaign in Norway have been drilled and determined to be dry holes, increasing exploration expenses by approximately $76 million including the Slagugle appraisal well, which is in an area we are continuing to evaluate.

43	ConocoPhillips 2022 Q2 10-Q

Results of Operations	Table of Contents
Asia Pacific

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net Income ($MM)	$525	175	1,661	492

Consolidated Operations
Average Net Production
Crude oil (MBD)	57	69	60	70
Natural gas (MMCFD)	55	358	163	353
Total Production (MBOED)	66	129	87	129

Average Sales Prices
Crude oil ($ per bbl)	$117.14	67.72	110.89	64.01
Natural gas ($ per MCF)	4.17	6.32	6.53	6.10
The Asia Pacific segment has operations in China, Malaysia, Australia and commercial operations in Singapore and Japan. As of June 30, 2022, Asia Pacific contributed five percent of our consolidated liquids production and eight percent of our consolidated natural gas production.
Net Income
Earnings from Asia Pacific increased $350 million and $1,169 million in the three- and six-month periods of 2022, respectively. Increases to earnings include:
•Higher equity in earnings of affiliates reflecting higher LNG sales prices as well as our increased interest in APLNG.
•Higher realized crude oil prices.
•Lower DD&A expenses associated with lower production volumes due to the divestiture of our Indonesia assets and lower rates from positive price-related reserve revisions.
Offsets to the earnings increase include:
•Lower sales volumes primarily due to the divestiture of our Indonesia assets.
•Higher taxes other than income taxes primarily due to higher realized crude oil prices.
In addition to the items detailed above, in the six-month period of 2022, earnings impacts include:
•Increase due to an after-tax gain of $534 million associated with the divestiture of our Indonesia assets. See Note 3.
•Decrease due to absence of an after-tax gain of $200 million recognized in the first quarter of 2021 related to a contingent payment from our Australia-West divestiture in 2020. See Note 9.

Consolidated Production
Average consolidated production decreased 63 MBOED and 42 MBOED in the three- and six-month periods of 2022, respectively. Decreases to production include:
•Divestiture of our Indonesia assets in the first quarter of 2022.
•Normal field decline.
•Decrease in crude oil entitlement percentage and PSC adjustments in Malaysia.
Offsets to the production decreases includes Bohai Bay development activity in China.
Asset Acquisitions and Dispositions
In the first quarter of 2022, we completed the acquisition of an additional 10 percent interest in APLNG increasing our ownership to 47.5 percent. Also in the first quarter, we completed the divestiture of our subsidiaries that held our Indonesia assets and operations. Production from the disposed assets averaged approximately 33 MBOED in the three-months ended March 31, 2022. See Note 3.

ConocoPhillips 2022 Q2 10-Q	44

Results of Operations	Table of Contents
Other International

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net Loss ($MM)	$—	(5)	—	(9)
The Other International segment consists of exploration and appraisal activities in Colombia as well as contingencies associated with prior operations in other countries. As a result of recent acquisitions, we refocused our exploration program and announced our intent to pursue managed exits from certain areas.
Earnings from our Other International operations improved $5 million in the second quarter of 2022 and $9 million in the six-month period ended June 30, 2022, compared with the same periods of 2021.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net Income (Loss)
Net interest expense	$(164)	(181)	(382)	(451)
Corporate general and administrative expenses	(16)	(65)	(95)	(194)
Technology	(9)	(4)	49	37
Other income (expense)	(160)	316	625	553
	$(349)	66	197	(55)
Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Net interest expense improved by $17 million and $69 million in the three- and six-month periods of 2022, respectively, primarily as a result of our debt reduction transactions. Improvement in the six-month period also includes the absence of a prior year tax adjustment.
Corporate G&A expenses include compensation programs and staff costs. These expenses decreased by $49 million and $99 million in the three- and six-month periods ended June 30, 2022, respectively, due to mark to market adjustments associated with certain compensation programs. Additionally, in the six-month period of 2022 Corporate G&A expenses decreased due to the absence of restructuring expenses associated with our 2021 acquisition of Concho Resources Inc.
Technology includes our investment in new technologies or businesses, as well as licensing revenues. Activities are focused on both conventional and tight oil reservoirs, shale gas, heavy oil, oil sands, enhanced oil recovery, as well as LNG. See Note 16.
Other income (expense) or “Other” includes certain corporate tax-related items, foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains/losses on the early retirement of debt, holding gains or losses on equity securities, and pension settlement expense. In the second quarter of 2022, “Other” decreased $476 million primarily due to the absence of unrealized gains associated with our CVE common shares which were fully divested in the first quarter of 2022 and premiums paid to repurchase debt. For the six-month period of 2022, "Other" increased $72 million. In addition to the items mentioned previously, during the first quarter of 2022, the IRS closed the 2017 audit of our U.S. federal income tax return, resulting in $474 million federal tax benefit. Also in the first quarter, we recognized an after-tax gain of $62 million associated with the debt restructuring transactions, partly offset by a $101 million tax impact associated with the disposition of our Indonesia assets. See Note 5 for information on our CVE common shares, Note 18 for information about the tax benefit, Note 6 for information regarding debt and Note 3 for information on our Indonesia divestiture.

45	ConocoPhillips 2022 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars
	June 30 2022	December 31 2021
Cash and cash equivalents	$6,909	5,028
Short-term investments	1,272	446
Total debt	16,971	19,934
Total equity	50,202	45,406
Percent of total debt to capital*	25%	31
Percent of floating-rate debt to total debt	2%	4
*Capital includes total debt and total equity.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs, and our ability to sell securities using our shelf registration statement. During the first six months of 2022, the primary uses of our available cash were
$5.1 billion to support our ongoing capital expenditures and investments program, $3.7 billion to repurchase common stock, $2.9 billion net to reduce debt as part of refinancing transactions and retirements, $1.9 billion to pay dividends, including the ordinary dividend and a VROC, and $1.1 billion net purchases of investments.
At June 30, 2022, we had total liquidity of $13.7 billion, including cash and cash equivalents of $6.9 billion, short-term investments of $1.3 billion, and available borrowing capacity under our credit facility of $5.5 billion. We believe current cash balances and cash generated by operating activities, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, acquisitions, dividend payments and debt obligations.

Significant Changes in Capital
Operating Activities
Cash provided by operating activities was $13.0 billion for the first six months of 2022, compared with $6.3 billion for the corresponding period of 2021. The increase in cash provided by operating activities is primarily due to higher realized commodity prices, higher sales volumes mostly due to our acquisition of Shell Permian assets, and the absence of the 2021 settlement of all oil and gas hedging positions acquired from Concho. The increase in cash provided by operating activities was partly offset by the timing of Libya tax and royalty payments occurring in the first quarter of 2022 as well as U.S. tax payments in the second quarter.
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
To maintain or grow our production volumes, we must continue to add to our proved reserve base. See the “Capital Expenditures and Investments” section.

ConocoPhillips 2022 Q2 10-Q	46

Capital Resources and Liquidity	Table of Contents
Investing Activities
For the first six months of 2022, we invested $5.1 billion in capital expenditures and investments; $1.4 billion of which was acquisition capital for the additional 10 percent interest in APLNG, and the remainder funding our operating capital program. Our 2022 operating plan capital expenditures are currently expected to be $7.8 billion. This guidance excludes $1.4 billion of capital associated with increasing our APLNG interest. Our 2021 capital expenditures and investments were $5.3 billion. See the “Capital Expenditures and Investments” section.
In May 2021, we initiated the monetization of our investment in CVE common shares with the plan to direct proceeds toward our existing share repurchase program. We began disposing of our CVE shares in May 2021, and by the end of the first quarter, we fully divested of our investment, recognizing proceeds of $1.4 billion in the first quarter of 2022. Since inception, we have generated total proceeds of $2.5 billion. See Note 5. Other proceeds from dispositions received in the current year include our divestitures in Asia Pacific and Lower 48 segments for approximately $1.1 billion after customary adjustments and $362 million in contingent payments associated with prior divestitures. See Note 3.
In April 2022, we completed the sale of certain noncore assets in the Lower 48 segment for $370 million after customary adjustments. In July 2022, we entered into agreements to sell our interests in additional noncore assets in the Lower 48 segment for $265 million, before customary adjustments. These transactions are expected to close in the third quarter of 2022.

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
Investing activities in the first six months of 2022 included net purchases of $1,104 million of investments. We had net purchases of $640 million of short-term instruments and $464 million of long-term instruments. See Note 13.
Financing Activities
In February 2022, we refinanced our revolving credit facility from a total aggregate principal amount of $6.0 billion to $5.5 billion with an expiration date of February 2027. The credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at June 30, 2022.

Our debt balance at June 30, 2022, was $17.0 billion compared with $19.9 billion at December 31, 2021. The current portion of debt, including payments for finance leases, is $0.7 billion. Payments will be made using current cash balances and cash generated by operating activities. In the second quarter of 2022, we repurchased notes and retired floating rate debt and in the first quarter of 2022, we executed a debt refinancing comprised of concurrent transactions including new debt issuances, a cash tender offer and debt exchange offers. In aggregate, the transactions reduced the company's total debt by $3.0 billion. The refinancing facilitates our ability to achieve our previously announced $5 billion debt reduction target by the end of 2026 while also reducing the company's annual cash interest expense.
The current credit ratings on our long-term debt are:
•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody’s: “A3” with a “positive” outlook
See Note 6 for additional information on debt, revolving credit facility and credit ratings.
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At June 30, 2022 and December 31, 2021, we had direct bank letters of credit of $320 million and $337 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of credit ratings downgrades, we may be required to post additional letters of credit.

47	ConocoPhillips 2022 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we have the ability to issue and sell an indeterminate number of various types of debt and equity securities.
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Expenditures and Investments” section.

In 2021, as part of our objective to maintain a strong balance sheet, we announced our intention to reduce our total debt by $5 billion by 2026. In the first half of 2022, we executed concurrent debt refinancing transactions, repurchased existing notes, and retired floating rates notes upon natural maturity, that in aggregate reduced the company's total debt by
$3 billion and progressed the achievement of our debt reduction target while also lowering our annual cash interest expense and extending the weighted average maturity of our debt portfolio. See Note 6.

In December 2021, we announced our expected 2022 return of capital program and the initiation of a three-tier return of capital framework. The framework is structured to deliver a compelling, growing ordinary dividend and through-cycle share repurchases. In addition to the ordinary dividend and share repurchases, beginning in December 2021, the framework includes the addition of a discretionary VROC tier. The VROC will provide a flexible tool for meeting our commitment of returning greater than 30 percent of cash from operating activities during periods where commodity prices are meaningfully higher than our planning price range. Our expected 2022 total capital return is $15 billion, an increase of $5 billion from our previously announced target.

In the first six months of 2022, we paid ordinary dividends of $0.92 per common share. In addition, we paid VROC dividends of $0.50 per common share for dividends declared in the fourth quarter of 2021 and the first quarter of 2022. In the first six months of 2021, we paid ordinary dividends of $0.86 per common share. On August 4, 2022, we declared both a third-quarter ordinary dividend and a fourth-quarter VROC. The ordinary dividend is $0.46 per share payable September 1, 2022, to shareholders of record on August 16, 2022. The VROC is $1.40 per share, payable October 14, 2022 to shareholders of record on September 29, 2022

In late 2016, we initiated our current share repurchase program with Board of Director’s authorization of $25 billion of our common stock. As of June 30, 2022, share repurchases since the inception of our current program totaled 285 million shares and $17.9 billion. In the six months ended June 30, 2022, we repurchased 37.7 million shares for a cost of
$3.7 billion. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors.

See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2021 Annual Report on Form 10-K.

ConocoPhillips 2022 Q2 10-Q	48

Capital Resources and Liquidity	Table of Contents
Capital Expenditures and Investments

	Millions of Dollars
	Six Months Ended June 30
	2022	2021
Alaska	471	463
Lower 48	2,347	1,480
Canada	247	68
Europe, Middle East and North Africa	364	257
Asia Pacific	1,664	148
Other International	—	18
Corporate and Other	36	31
Capital expenditures and investments	5,129	2,465
During the first six months of 2022, capital expenditures and investments supported key operating activities and acquisitions, primarily:
•Development activities in the Lower 48, primarily Permian, Eagle Ford and Bakken.
•Appraisal and development activities in Alaska related to the Western North Slope and development activities in the Greater Kuparuk Area.
•Appraisal and development activities in the Montney and optimization of oil sands development in Canada.
•Development, exploration, and appraisal activities across assets in Norway.
•Continued development activities in Malaysia and China.
•Acquisition capital associated with 10 percent additional interest in APLNG.
Our 2022 operating plan capital expenditures is currently expected to be $7.8 billion compared with $5.3 billion in 2021.

49	ConocoPhillips 2022 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented below:
Summarized Income Statement Data

Millions of Dollars
Six Months Ended June 30, 2022
Revenues and Other Income	$27,937
Income before income taxes*	10,478
Net Income	10,904
*Includes approximately $5.1 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

	Millions of Dollars
	June 30, 2022	December 31, 2021
Current assets	$10,013	7,689
Amounts due from Non-Obligated Subsidiaries, current	2,268	1,927
Noncurrent assets	78,542	69,841
Amounts due from Non-Obligated Subsidiaries, noncurrent	8,343	7,281
Current liabilities	9,240	8,005
Amounts due to Non-Obligated Subsidiaries, current	4,624	3,477
Noncurrent liabilities	35,671	30,677
Amounts due to Non-Obligated Subsidiaries, noncurrent	20,343	13,007

Contingencies
We are subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. See Note 9.

ConocoPhillips 2022 Q2 10-Q	50

Capital Resources and Liquidity	Table of Contents
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
We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of June 30, 2022, there were 15 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws.
At June 30, 2022, our balance sheet included a total environmental accrual of $178 million, compared with $187 million at December 31, 2021, for remediation activities in the U.S. and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
See Part I—Item 1A—Risk Factors – "Existing and future laws, regulations and internal initiatives relating to global climate changes, such as limitations on GHG emissions may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products" in our 2021 Annual Report on Form 10-K and Note 9 for information on climate change litigation.

51	ConocoPhillips 2022 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
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

We announced in July 2022 that ConocoPhillips has joined the OGMP 2.0 initiative. The initiative's mission is to improve industry transparency in methane emissions reporting and encourage progress in reducing those emissions. We believe that applying the rigorous OGMP 2.0 reporting standards across our global assets will be a vital step towards meeting our Paris-aligned climate-risk commitments, including our net-zero ambition for operational emissions by 2050, and will allow us to credibly demonstrate how we are delivering against our methane improvement objectives and targets.

In 2022, we published our Plan for the Net-Zero Energy Transition (the ‘Plan’) focusing on meeting energy transition pathway demand, delivering competitive returns on and of capital and achieving our net-zero operational emissions ambitions.

Our Plan describes how we will:
•Build a resilient asset portfolio: Focus on low cost of supply and low GHG intensity resources.
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

ConocoPhillips 2022 Q2 10-Q	52

Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, objectives of management for future operations are forward-looking statements. Examples of forward-looking statements contained in this report include our expected production growth and outlook on the business environment generally, our expected capital budget and capital expenditures, and discussions concerning future dividends. You can often identify our forward-looking statements by the words “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “intend,” “goal,” “guidance,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “will,” “would” and similar expressions.
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

53	ConocoPhillips 2022 Q2 10-Q

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

ConocoPhillips 2022 Q2 10-Q	54

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Information about market risks for the six months ended June 30, 2022 does not differ materially from that discussed under Item 7A in our 2021 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At June 30, 2022, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively at June 30, 2022.
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
Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A of our 2021 Annual Report on Form 10-K.

55	ConocoPhillips 2022 Q2 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2022	3,253,879	$99.13	3,253,879	$9,113
May 1 - 31, 2022	5,554,477	103.29	5,554,477	8,539
June 1 - 30, 2022	13,139,706	106.83	13,139,706	7,136
	21,948,062		21,948,062
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase program, which has a total program authorization of $25 billion of our common stock. As of June 30, 2022, we had repurchased $17.9 billion of shares. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2021 Annual Report on Form 10-K.

ConocoPhillips 2022 Q2 10-Q	56

Item 6.     Exhibits

10.1*	Letter agreement with Timothy A. Leach, dated April 28, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.

57	ConocoPhillips 2022 Q2 10-Q

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Kontessa S. Haynes-Welsh
Kontessa S. Haynes-Welsh
Chief Accounting Officer
August 4, 2022

ConocoPhillips 2022 Q2 10-Q	58