Form 10-Q
period 2022-09-30
CONOCOPHILLIPS
filed 2022-11-03
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,246,071,066 shares of common stock, $.01 par value, outstanding at September 30, 2022.

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations
The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP	British pound	DD&A	depreciation, depletion and amortization
Units of Measurement		FASB	Financial Accounting Standards Board
BBL	barrel
BCF	billion cubic feet	FIFO	first-in, first-out
BOE	barrels of oil equivalent	G&A	general and administrative
MBD	thousands of barrels per day	GAAP	generally accepted accounting principles
MCF	thousand cubic feet
MBOD	thousand barrels of oil per day	LIFO	last-in, first-out
MM	million	NPNS	normal purchase normal sale
MMBOE	million barrels of oil equivalent	PP&E	properties, plants and equipment
MMBOD	million barrels of oil per day	VIE	variable interest entity
MBOED	thousands of barrels of oil equivalent per day
MMBOED	millions of barrels of oil equivalent per day	Miscellaneous
MMBTU	million British thermal units	DE&I	diversity, equity and inclusion
MMCFD	million cubic feet per day	EPA	Environmental Protection Agency
		ESG	Environmental, Social and Corporate Governance
Industry		EU	European Union
BLM	Bureau of Land Management	FERC	Federal Energy Regulatory Commission
CBM	coalbed methane
CCUS	carbon capture utilization and	GHG	greenhouse gas
	storage	HSE	health, safety and environment
E&P	exploration and production	ICC	International Chamber of Commerce
FEED	front-end engineering and design	ICSID	World Bank’s International
FPS	floating production system		Centre for Settlement of
FPSO	floating production, storage and		Investment Disputes
	offloading	IRS	Internal Revenue Service
G&G	geological and geophysical	OTC	over-the-counter
JOA	joint operating agreement	NYSE	New York Stock Exchange
LNG	liquefied natural gas	SEC	U.S. Securities and Exchange
NGLs	natural gas liquids		Commission
OPEC	Organization of Petroleum	TSR	total shareholder return
	Exporting Countries	U.K.	United Kingdom
PSC	production sharing contract	U.S.	United States of America
PUDs	proved undeveloped reserves	VROC	variable return of cash
SAGD	steam-assisted gravity drainage
WCS	Western Canada Select
WTI	West Texas Intermediate

1	ConocoPhillips 2022 Q3 10-Q

Financial Statements	Table of Contents
PART I. Financial Information
Item 1.    Financial Statements

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Revenues and Other Income
Sales and other operating revenues	$21,013	11,326	59,936	30,708
Equity in earnings of affiliates	561	239	1,511	500
Gain (loss) on dispositions	(40)	2	1,039	294
Other income	80	49	408	884
Total Revenues and Other Income	21,614	11,616	62,894	32,386
Costs and Expenses
Purchased commodities	9,251	4,179	25,236	11,660
Production and operating expenses	1,799	1,389	5,121	4,151
Selling, general and administrative expenses	148	128	431	556
Exploration expenses	89	65	301	206
Depreciation, depletion and amortization	1,872	1,672	5,505	5,425
Impairments	2	(89)	6	(90)
Taxes other than income taxes	843	403	2,677	1,154
Accretion on discounted liabilities	60	61	182	186
Interest and debt expense	199	219	627	665
Foreign currency transaction (gain) loss	(93)	(10)	(139)	19
Other expenses	4	17	(46)	78
Total Costs and Expenses	14,174	8,034	39,901	24,010
Income before income taxes	7,440	3,582	22,993	8,376
Income tax provision	2,913	1,203	7,562	2,924
Net Income	$4,527	2,379	15,431	5,452

Net Income Per Share of Common Stock (dollars)
Basic	$3.56	1.78	11.96	4.10
Diluted	3.55	1.78	11.93	4.09
Average Common Shares Outstanding (in thousands)
Basic	1,265,893	1,332,286	1,285,739	1,327,216
Diluted	1,269,321	1,336,379	1,289,953	1,330,652
See Notes to Consolidated Financial Statements.

ConocoPhillips 2022 Q3 10-Q	2

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net Income	$4,527	2,379	15,431	5,452
Other comprehensive income
Defined benefit plans
Reclassification adjustment for amortization of prior service credit included in net income	(10)	(9)	(30)	(28)
Net change	(10)	(9)	(30)	(28)
Net actuarial gain (loss) arising during the period	(23)	8	(105)	113
Reclassification adjustment for amortization of net actuarial losses included in net income	17	45	58	133
Net change	(6)	53	(47)	246
Income taxes on defined benefit plans	4	(9)	16	(49)
Defined benefit plans, net of tax	(12)	35	(61)	169
Unrealized holding loss on securities	(7)	—	(16)	(1)
Reclassification adjustment for loss included in net income	(1)	—	(1)	—
Income taxes on unrealized holding loss on securities	2	—	4	—
Unrealized holding loss on securities, net of tax	(6)	—	(13)	(1)
Foreign currency translation adjustments	(534)	(237)	(841)	(72)
Income taxes on foreign currency translation adjustments	—	(1)	—	(1)
Foreign currency translation adjustments, net of tax	(534)	(238)	(841)	(73)
Other Comprehensive Income (Loss), Net of Tax	(552)	(203)	(915)	95
Comprehensive Income	$3,975	2,176	14,516	5,547
See Notes to Consolidated Financial Statements.

3	ConocoPhillips 2022 Q3 10-Q

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	September 30 2022	December 31 2021
Assets
Cash and cash equivalents	$8,010	5,028
Short-term investments	2,412	446
Accounts and notes receivable (net of allowance of $2 and $2, respectively)	7,338	6,543
Accounts and notes receivable—related parties	16	127
Investment in Cenovus Energy	—	1,117
Inventories	1,226	1,208
Prepaid expenses and other current assets	1,451	1,581
Total Current Assets	20,453	16,050
Investments and long-term receivables	8,204	7,113
Net properties, plants and equipment (net of accumulated DD&A of $64,874 and $64,735, respectively)	63,673	64,911
Other assets	2,507	2,587
Total Assets	$94,837	90,661

Liabilities
Accounts payable	$6,242	5,002
Accounts payable—related parties	26	23
Short-term debt	664	1,200
Accrued income and other taxes	3,187	2,862
Employee benefit obligations	628	755
Other accruals	3,250	2,179
Total Current Liabilities	13,997	12,021
Long-term debt	16,297	18,734
Asset retirement obligations and accrued environmental costs	5,729	5,754
Deferred income taxes	7,218	6,179
Employee benefit obligations	1,087	1,153
Other liabilities and deferred credits	1,430	1,414
Total Liabilities	45,758	45,255

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value)
Issued (2022—2,100,379,079 shares; 2021—2,091,562,747 shares)
Par value	21	21
Capital in excess of par	61,089	60,581
Treasury stock (at cost: 2022—854,308,013 shares; 2021—789,319,875 shares)	(57,444)	(50,920)
Accumulated other comprehensive loss	(5,865)	(4,950)
Retained earnings	51,278	40,674
Total Equity	49,079	45,406
Total Liabilities and Equity	$94,837	90,661
See Notes to Consolidated Financial Statements.

ConocoPhillips 2022 Q3 10-Q	4

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Nine Months Ended September 30
	2022	2021
Cash Flows From Operating Activities
Net income	$15,431	5,452
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	5,505	5,425
Impairments	6	(90)
Dry hole costs and leasehold impairments	136	7
Accretion on discounted liabilities	182	186
Deferred taxes	1,594	895
Undistributed equity earnings	569	258
Gain on dispositions	(1,039)	(294)
Gain on investment in Cenovus Energy	(251)	(743)
Other	(38)	(866)
Working capital adjustments
Increase in accounts and notes receivable	(1,317)	(1,619)
Increase in inventories	(64)	(13)
Increase in prepaid expenses and other current assets	(469)	(800)
Increase in accounts payable	1,098	682
Increase in taxes and other accruals	379	2,648
Net Cash Provided by Operating Activities	21,722	11,128
Cash Flows From Investing Activities
Capital expenditures and investments	(7,626)	(3,767)
Working capital changes associated with investing activities	542	79
Acquisition of businesses, net of cash acquired	37	382
Proceeds from asset dispositions	3,354	792
Net (purchase) sale of investments	(2,235)	2,846
Collection of advances/loans—related parties	114	105
Other	7	(386)
Net Cash (Used in) Provided by Investing Activities	(5,807)	51
Cash Flows From Financing Activities
Issuance of debt	2,897	—
Repayment of debt	(5,874)	(363)
Issuance of company common stock	345	27
Repurchase of company common stock	(6,524)	(2,224)
Dividends paid	(3,336)	(1,750)
Other	(53)	6
Net Cash Used in Financing Activities	(12,545)	(4,304)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(452)	(3)
Net Change in Cash, Cash Equivalents and Restricted Cash	2,918	6,872
Cash, cash equivalents and restricted cash at beginning of period	5,398	3,315
Cash, Cash Equivalents and Restricted Cash at End of Period	$8,316	10,187
Restricted cash of $306 million is included in the "Other assets" line of our Consolidated Balance Sheet as of September 30, 2022.
Restricted cash of $152 million and $218 million are included in the "Prepaid expenses and other current assets" and "Other assets" lines, respectively, of our Consolidated Balance Sheet as of December 31, 2021.
See Notes to Consolidated Financial Statements.

5	ConocoPhillips 2022 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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

Note 2—Inventories

	Millions of Dollars
	September 30 2022	December 31 2021
Crude oil and natural gas	$650	647
Materials and supplies	576	561
Total Inventories	$1,226	1,208

Inventories valued on the LIFO basis	$389	395

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

Oil and gas properties were valued using a discounted cash flow approach incorporating market participant and internally generated price assumptions, production profiles and operating and development cost assumptions. The fair values determined for accounts receivable, accounts payable and most other current assets and current liabilities were equivalent to the carrying value due to their short-term nature. The total consideration of $8.6 billion was allocated to the identifiable assets and liabilities based on their fair values at the acquisition date.

ConocoPhillips 2022 Q3 10-Q	6

Notes to Consolidated Financial Statements	Table of Contents

Assets Acquired	Millions of Dollars
Accounts receivable, net	$337
Inventories	20
Net properties, plants and equipment	8,582
Other assets	50
Total assets acquired	$8,989

Liabilities Assumed
Accounts payable	$206
Accrued income and other taxes	6
Other accruals	20
Asset retirement obligations and accrued environmental costs	86
Other liabilities and deferred credits	36
Total liabilities assumed	$354
Net assets acquired	$8,635

With the completion of the Shell Permian transaction, we acquired proved and unproved properties of approximately $4.2 billion and $4.3 billion, respectively.

Supplemental Pro Forma (unaudited)
The following table summarizes the unaudited supplemental pro forma financial information for the three- and nine-month periods ended September 30, 2021, as if we had completed the acquisition of Shell's Permian assets on January 1, 2020:

	Millions of Dollars
	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Supplemental Pro Forma (unaudited)	As Reported	Pro forma Shell	Pro forma Combined	As Reported	Pro forma Shell	Pro forma Combined
Total Revenues and Other Income	11,616	882	12,498	32,386	2,277	34,663
Income before income taxes	3,582	364	3,946	8,376	780	9,156
Net Income	2,379	279	2,658	5,452	597	6,049

Earnings per share ($ per share):
Basic net income	$1.78		1.99	4.10		4.55
Diluted net income	1.78		1.98	4.09		4.54

The unaudited supplemental pro forma financial information is presented for illustration and comparative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed on January 1, 2020, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma financial information for the three- and nine-month periods ended September 30, 2021, is a result of combining the consolidated income statement of ConocoPhillips with the results of the assets acquired from Shell. The pro forma results do not include transaction-related costs, nor any cost savings anticipated as a result of the transaction. The pro forma results include adjustments made primarily to DD&A, which is based on the unit-of-production method, resulting from the purchase price allocated to properties, plants and equipment. We believe the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected.

7	ConocoPhillips 2022 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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

Acquisition of Additional Shareholding Interest in Australia Pacific LNG Pty Ltd (APLNG)
In February 2022, we completed the acquisition of an additional 10 percent interest in APLNG from Origin Energy for approximately $1.4 billion, after customary adjustments, in an all-cash transaction resulting from the exercise of our preemption right. This increased our ownership in APLNG to 47.5 percent, with Origin Energy and Sinopec owning
27.5 percent and 25 percent, respectively. APLNG is reported as an equity investment in our Asia Pacific segment.

Asset Acquisition
In September 2022, we completed the acquisition of additional working interest in certain Eagle Ford acreage in the Lower 48 segment for cash consideration of $236 million after customary adjustments. This agreement was accounted for as an asset acquisition resulting in the recognition of $254 million of PP&E, $10 million of ARO and an $8 million net reduction in working capital.

Assets Sold
In September 2022, we sold our interest in certain noncore assets in the Anadarko basin of our Lower 48 segment for net proceeds of $210 million and recognized a $76 million before-tax and $58 million after-tax loss. At the time of disposition, our interest in these assets had a net carrying value of $286 million, consisting of $310 million of assets, primarily related to $303 million of PP&E, and $24 million of liabilities, primarily related to AROs.

In April 2022, we sold our interests in certain noncore assets in the Permian basin of our Lower 48 segment for net proceeds of $370 million and recognized an $80 million before-tax and $63 million after-tax gain. At the time of disposition, our interests in these assets had a net carrying value of $290 million, consisting primarily of $401 million of PP&E and $111 million of liabilities, primarily related to AROs.

In March 2022, we completed the divestiture of our subsidiaries that held our Indonesia assets and operations, and based on an effective date of January 1, 2021, we received net proceeds of $731 million after customary adjustments and recognized a $534 million before-tax and $462 million after-tax gain related to this transaction. Together, the subsidiaries sold indirectly held our 54 percent interest in the Indonesia Corridor Block Production Sharing Contract (PSC) and
35 percent shareholding in the Transasia Pipeline Company. At the time of the disposition, the net carrying value was approximately $0.2 billion, excluding $0.2 billion of cash and restricted cash. The net book value consisted primarily of $0.3 billion of PP&E and $0.1 billion of ARO. The before-tax earnings associated with the subsidiaries sold, excluding the gain on disposition noted above, were $138 million and $423 million for the nine-month period ended September 30, 2022 and 2021, respectively. Results of operations for the Indonesia interests sold were reported in our Asia Pacific segment.
For the three- and nine-months ended September 30, 2022, we recorded contingent payments of $6 million and $430 million, respectively, relating to the previous dispositions of our interest in the Foster Creek Christina Lake Partnership and western Canada gas assets as well as our San Juan assets. The contingent payments are recorded as gain on dispositions in our consolidated income statement and are reflected within our Canada and Lower 48 segments. The term of contingent payments in our Canada segment ended in the second quarter of 2022. For the three- and nine-months ended September 30, 2021, we recorded contingent payments of $121 million and $222 million, respectively, relating to these dispositions.

ConocoPhillips 2022 Q3 10-Q	8

Notes to Consolidated Financial Statements	Table of Contents
Note 4—Investments, Loans and Long-Term Receivables
APLNG
APLNG executed an $8.5 billion project finance facility in 2012 which became non-recourse following financial completion in 2017. Following refinancing efforts, the facility is currently composed of a financing agreement with the Export-Import Bank of the United States, a commercial bank facility and two United States Private Placement note facilities. APLNG principal and interest payments commenced in March 2017 and are scheduled to occur bi-annually until September 2030. At September 30, 2022, a balance of $5.2 billion was outstanding on these facilities.
See Note 8.

In February 2022, we completed the acquisition of an additional 10 percent interest in APLNG from Origin Energy for approximately $1.4 billion resulting from the exercise of our preemption right. This increased our ownership in APLNG to 47.5 percent, with Origin Energy and Sinopec owning 27.5 percent and 25 percent, respectively.
At September 30, 2022, the carrying value of our equity method investment in APLNG was $6.4 billion. The balance is included in the “Investments and long-term receivables” line on our consolidated balance sheet.
Loans
As part of our normal ongoing business operations, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans made to certain affiliated and non-affiliated companies. At September 30, 2022, there were no outstanding loans to affiliated companies as the final loan payment related to Qatar Liquefied Gas Company Limited (3) project financing was received in the third quarter of 2022.

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

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Total Net gain on equity securities	$—	17	251	743
Less: Net gain (loss) on equity securities sold during the period	—	(50)	251	177
Unrealized gain on equity securities still held at the reporting date	$—	67	$—	566

9	ConocoPhillips 2022 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 6—Debt

	Millions of Dollars
	September 30 2022	December 31 2021
2.4% Notes due 2022	$329	329
7.65% Debentures due 2023	78	78
3.35% Notes due 2024	426	426
2.125% Notes due 2024	900	—
8.2% Notes due 2025	134	134
3.35% Debentures due 2025	199	199
2.4% Notes due 2025	900	—
6.875% Debentures due 2026	67	67
4.95% Notes due 2026	—	1,250
7.8% Debentures due 2027	203	203
3.75% Notes due 2027	196	1,000
4.3% Notes due 2028	223	1,000
7.375% Debentures due 2029	92	92
7% Debentures due 2029	112	200
6.95% Notes due 2029	1,195	1,549
8.125% Notes due 2030	390	390
7.4% Notes due 2031	382	500
7.25% Notes due 2031	400	500
7.2% Notes due 2031	447	575
2.4% Notes due 2031	227	500
5.9% Notes due 2032	505	505
4.15% Notes due 2034	246	246
5.95% Notes due 2036	326	500
5.951% Notes due 2037	645	645
5.9% Notes due 2038	350	600
6.5% Notes due 2039	1,588	2,750
3.758% Notes due 2042	785	—
4.3% Notes due 2044	750	750
5.95% Notes due 2046	329	500
7.9% Debentures due 2047	60	60
4.875% Notes due 2047	319	800
4.85% Notes due 2048	219	600
3.8% Notes due 2052	1,100	—
4.025% Notes due 2062	1,770	—
Floating rate notes due 2022 at 1.06% – 1.41% during 2022 and 1.02% –1.12% during 2021	—	500
Marine Terminal Revenue Refunding Bonds due 2031 at 0.07% – 2.55% during 2022 and 0.04% – 0.15% during 2021	265	265
Industrial Development Bonds due 2035 at 0.07% – 2.55% during 2022 and 0.04% – 0.12% during 2021	18	18
Other	31	35
Debt at face value	16,206	17,766
Finance leases	1,282	1,261
Net unamortized premiums, discounts and debt issuance costs	(527)	907
Total debt	16,961	19,934
Short-term debt	(664)	(1,200)
Long-term debt	$16,297	18,734

ConocoPhillips 2022 Q3 10-Q	10

Notes to Consolidated Financial Statements	Table of Contents
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

11	ConocoPhillips 2022 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at September 30, 2022. At December 31, 2021, we had no commercial paper outstanding and no direct borrowings or letters of credit issued.

In September 2022, Moody's upgraded our long-term credit rating to "A2" with a stable outlook from the previous "A3" with a positive outlook and upgraded our commercial paper rating to "Prime-1" from "Prime-2".
The current credit ratings on our long-term debt are:
•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: "A2" with a "stable" outlook

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
At September 30, 2022, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis, therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

ConocoPhillips 2022 Q3 10-Q	12

Notes to Consolidated Financial Statements	Table of Contents
Note 7—Changes in Equity

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended September 30, 2022
Balances at June 30, 2022	$21	61,045	(54,644)	(5,313)	49,093	50,202
Net income					4,527	4,527
Other comprehensive loss				(552)		(552)
Dividends declared
Ordinary ($0.46 per common share)					(588)	(588)
Variable return of cash ($1.40 per common share)					(1,754)	(1,754)
Repurchase of company common stock			(2,799)			(2,799)
Distributed under benefit plans		44				44
Other			(1)			(1)
Balances at September 30, 2022	$21	61,089	(57,444)	(5,865)	51,278	49,079

For the nine months ended September 30, 2022
Balances at December 31, 2021	$21	60,581	(50,920)	(4,950)	40,674	45,406
Net income					15,431	15,431
Other comprehensive loss				(915)		(915)
Dividends declared
Ordinary ($1.38 per common share)					(1,789)	(1,789)
Variable return of cash ($2.40 per common share)					(3,040)	(3,040)
Repurchase of company common stock			(6,524)			(6,524)
Distributed under benefit plans		508				508
Other					2	2
Balances at September 30, 2022	$21	61,089	(57,444)	(5,865)	51,278	49,079

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended September 30, 2021
Balances at June 30, 2021	$21	60,337	(48,278)	(4,920)	37,116	44,276
Net income					2,379	2,379
Other comprehensive loss				(203)		(203)
Dividends declared
Ordinary ($0.89 per common share)					(1,188)	(1,188)
Repurchase of company common stock			(1,243)			(1,243)
Distributed under benefit plans		94				94
Balances at September 30, 2021	$21	60,431	(49,521)	(5,123)	38,307	44,115

For the nine months ended September 30, 2021
Balances at December 31, 2020	$18	47,133	(47,297)	(5,218)	35,213	29,849
Net income					5,452	5,452
Other comprehensive income				95		95
Dividends declared
Ordinary ($1.75 per common share)					(2,359)	(2,359)
Acquisition of Concho	3	13,122				13,125
Repurchase of company common stock			(2,224)			(2,224)
Distributed under benefit plans		176				176
Other					1	1
Balances at September 30, 2021	$21	60,431	(49,521)	(5,123)	38,307	44,115

13	ConocoPhillips 2022 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 8—Guarantees
At September 30, 2022, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At September 30, 2022, we had outstanding multiple guarantees in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing September 2022 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee is 8 years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At September 30, 2022, the carrying value of this guarantee was $14 million.

•In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy Limited in October 2008, we agreed to reimburse Origin Energy Limited for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements. The final guarantee expires in the fourth quarter of 2041. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $760 million ($1.3 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 14 to 23 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $280 million and would become payable if APLNG does not perform. At September 30, 2022, the carrying value of these guarantees was approximately $20 million.
Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $600 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircrafts. These guarantees have remaining terms of three to five years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties. At September 30, 2022, there was no carrying value associated with these guarantees.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnification obligations at September 30, 2022, was $20 million. Those related to environmental issues have terms that are generally indefinite and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 9 for additional information about environmental liabilities.

ConocoPhillips 2022 Q3 10-Q	14

Notes to Consolidated Financial Statements	Table of Contents
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
At September 30, 2022, our balance sheet included a total environmental accrual of $182 million, compared with $187 million at December 31, 2021, for remediation activities in the U.S. and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

15	ConocoPhillips 2022 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at September 30, 2022, we had performance obligations secured by letters of credit of $261 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
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
In 2014, ConocoPhillips filed a separate and independent arbitration under the rules of the ICC against PDVSA under the contracts that had established the Petrozuata and Hamaca projects. The ICC Tribunal issued an award in April 2018, finding that PDVSA owed ConocoPhillips approximately $2 billion under their agreements in connection with the expropriation of the projects and other pre-expropriation fiscal measures. In August 2018, ConocoPhillips entered into a settlement with PDVSA to recover the full amount of this ICC award, plus interest through the payment period, including initial payments totaling approximately $500 million within a period of 90 days from the time of signing of the settlement agreement. The balance of the settlement is to be paid quarterly over a period of four and a half years. Per the settlement, PDVSA recognized the ICC award as a judgment in various jurisdictions, and ConocoPhillips agreed to suspend its legal enforcement actions. ConocoPhillips sent notices of default to PDVSA on October 14 and November 12, 2019, and to date PDVSA has failed to cure its breach. As a result, ConocoPhillips has resumed legal enforcement actions. To date, ConocoPhillips has received approximately $772 million in connection with the ICC award. ConocoPhillips has ensured that the settlement and any actions taken in enforcement thereof meet all appropriate U.S. regulatory requirements, including those related to any applicable sanctions imposed by the U.S. against Venezuela.
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

ConocoPhillips 2022 Q3 10-Q	16

Notes to Consolidated Financial Statements	Table of Contents
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

Several Louisiana parishes and the State of Louisiana have filed 43 lawsuits under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA) against oil and gas companies, including ConocoPhillips, seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. ConocoPhillips entities are defendants in 22 of the lawsuits and will vigorously defend against them. Defendants are seeking rehearing of a Fifth Circuit panel’s recent decision affirming the remand of these cases to Louisiana state court which operates to extend the stay of the remand order. Because Plaintiffs’ SLCRMA theories are unprecedented, there is uncertainty about these claims (both as to scope and damages) and we continue to evaluate our exposure in these lawsuits.
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
On May 10, 2021, ConocoPhillips filed arbitration under the rules of the Singapore International Arbitration Centre (SIAC) against Santos KOTN Pty Ltd. and Santos Limited for their failure to timely pay the $200 million bonus due upon final investment decision of the Barossa development project under the sale and purchase agreement. Santos KOTN Pty Ltd. and Santos Limited have filed a response and counterclaim. The arbitration is ongoing with a hearing scheduled in December 2022.
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

17	ConocoPhillips 2022 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	September 30 2022	December 31 2021
Assets
Prepaid expenses and other current assets	$1,675	1,168
Other assets	267	75
Liabilities
Other accruals	1,668	1,160
Other liabilities and deferred credits	220	63
The gains (losses) from commodity derivatives incurred and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Sales and other operating revenues	$(129)	(483)	(549)	(862)
Other income	(4)	7	(2)	23
Purchased commodities	6	405	352	550
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
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long (Short)
	September 30 2022	December 31 2021
Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(18)	4
Basis	(2)	(22)

ConocoPhillips 2022 Q3 10-Q	18

Notes to Consolidated Financial Statements	Table of Contents
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
The following investments are carried on our consolidated balance sheet at cost, plus accrued interest, and the table reflects remaining maturities at September 30, 2022, and December 31, 2021:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	September 30 2022	December 31 2021	September 30 2022	December 31 2021
Cash	$664	670
Demand Deposits	1,413	1,554
Time Deposits
1 to 90 days	5,843	2,363	1,591	217
91 to 180 days			137	4
Within one year			34	4
U.S. Government Obligations
1 to 90 days	23	431	—	—
	$7,943	5,018	1,762	225

19	ConocoPhillips 2022 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at September 30, 2022, and December 31, 2021:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments		Investments and Long-Term Receivables
	September 30 2022	December 31 2021	September 30 2022	December 31 2021	September 30 2022	December 31 2021
Major Security Type
Corporate Bonds	$—	3	322	128	287	173
Commercial Paper	67	7	216	82
U.S. Government Obligations	—	—	101	—	68	2
U.S. Government Agency Obligations			8	2	—	8
Foreign Government Obligations			3	7	7	2
Asset-backed Securities			—	2	118	63
	$67	10	650	221	480	248
Cash and Cash Equivalents and Short-Term Investments have remaining maturities within one year.
Investments and Long-Term Receivables have remaining maturities greater than one year through five years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	September 30 2022	December 31 2021	September 30 2022	December 31 2021
Major Security Type
Corporate Bonds	$621	305	609	304
Commercial Paper	284	88	283	89
U.S. Government Obligations	172	2	169	2
U.S. Government Agency Obligations	8	10	8	10
Foreign Government Obligations	10	9	10	9
Asset-backed Securities	119	65	118	65
	$1,214	479	1,197	479
As of September 30, 2022, and December 31, 2021, total unrealized losses for debt securities classified as available for sale with net losses were $17 million and negligible, respectively. No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.
Proceeds from sales and redemptions of investments in debt securities classified as available for sale were $198 million and $399 million for the three- and nine-month periods ended September 30, 2022, respectively; and $165 million and $485 million for the three- and nine-month periods ended September 30, 2021, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.

ConocoPhillips 2022 Q3 10-Q	20

Notes to Consolidated Financial Statements	Table of Contents
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
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at September 30, 2022 and December 31, 2021, was $377 million and $281 million, respectively. For these instruments, collateral posted at September 30, 2022, was $4 million and no collateral was posted at December 31, 2021. If our credit rating had been downgraded below investment grade at September 30, 2022, we would have been required to post $314 million of additional collateral, either with cash or letters of credit.

Note 11—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during the nine-month period ended September 30, 2022, nor during the year ended December 31, 2021.

21	ConocoPhillips 2022 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investment in Cenovus Energy	$—	—	—	—	1,117	—	—	1,117
Investments in debt securities	169	1,028	—	1,197	2	477	—	479
Commodity derivatives	919	977	46	1,942	562	619	62	1,243
Total assets	$1,088	2,005	46	3,139	1,681	1,096	62	2,839

Liabilities
Commodity derivatives	$927	772	189	1,888	593	543	87	1,223
Total liabilities	$927	772	189	1,888	593	543	87	1,223

ConocoPhillips 2022 Q3 10-Q	22

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
September 30, 2022
Assets	$1,942	11	1,931	1,099	832	1	831
Liabilities	1,888	2	1,886	1,099	787	32	755

December 31, 2021
Assets	$1,243	85	1,158	650	508	—	508
Liabilities	1,223	82	1,141	650	491	36	455
At September 30, 2022 and December 31, 2021, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

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

23	ConocoPhillips 2022 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	September 30 2022	December 31 2021	September 30 2022	December 31 2021
Financial assets
Investment in CVE common shares	$—	1,117	—	1,117
Commodity derivatives	842	593	842	593
Investments in debt securities	1,197	479	1,197	479
Loans and advances—related parties	—	114	—	114
Financial liabilities
Total debt, excluding finance leases	15,679	18,673	15,755	22,451
Commodity derivatives	757	537	757	537

Note 12—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of our consolidated balance sheet includes:

	Millions of Dollars
	Defined Benefit Plans	Net Unrealized Loss on Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
December 31, 2021	$(31)	—	(4,919)	(4,950)
Other comprehensive loss	(61)	(13)	(841)	(915)
September 30, 2022	$(92)	(13)	(5,760)	(5,865)
The following table summarizes reclassifications out of accumulated other comprehensive loss and into net income (loss):

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Defined benefit plans	$6	29	22	83
The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $1 million and $7 million for the three-month periods ended September 30, 2022 and September 30, 2021, respectively, and $6 million and $22 million for the nine-month periods ended
September 30, 2022 and September 30, 2021, respectively. See Note 14.

ConocoPhillips 2022 Q3 10-Q	24

Notes to Consolidated Financial Statements	Table of Contents
Note 13—Cash Flow Information

	Millions of Dollars
	Nine Months Ended September 30
Cash Payments	2022	2021
Interest	$706	695
Income taxes	5,602	358

Net Sales (Purchases) of Investments
Short-term investments purchased	$(2,960)	(5,487)
Short-term investments sold	1,297	8,478
Long-term investments purchased	(640)	(228)
Long-term investments sold	68	83
	$(2,235)	2,846

Income tax payments have increased in the first nine months of 2022 as the company is returning to a tax paying position in the U.S. as well as timing of foreign tax payments primarily in Libya and Norway.

In the first quarter of 2021, we acquired Concho in an all-stock transaction for $13.1 billion. In connection with this transaction, we acquired cash of $382 million, which is included in "Cash Flows From Investing Activities" on our consolidated statement of cash flows.

Note 14—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2022		2021		2022	2021
	U.S.	Int'l.	U.S.	Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$13	13	17	15	—	—
Interest cost	18	19	12	19	1	1
Expected return on plan assets	(10)	(31)	(22)	(30)
Amortization of prior service credit	—	(1)	—	—	(9)	(9)
Recognized net actuarial loss	6	2	9	8	—	—
Settlements	9	—	28	—
Net periodic benefit cost	$36	2	44	12	(8)	(8)

Nine Months Ended September 30
Service cost	$45	39	56	46	1	1
Interest cost	42	61	40	59	3	3
Expected return on plan assets	(36)	(99)	(66)	(90)
Amortization of prior service credit	—	(1)	—	—	(29)	(28)
Recognized net actuarial loss	17	6	36	24	—	1
Settlements	31	—	72	—
Curtailments	—	—	12	—	—	—
Special Termination Benefits	—	—	9	—	—	—
Net periodic benefit cost	$99	6	159	39	(25)	(23)

25	ConocoPhillips 2022 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The components of net periodic benefit cost, other than the service cost component, are included in the "Other expenses" line of our consolidated income statement.
During the first nine months of 2022, we contributed $68 million to our domestic benefit plans and $93 million to our international benefit plans. We expect our total contributions in 2022 to be approximately $95 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $100 million to our international qualified and nonqualified pension and postretirement benefit plans.

We recognized a proportionate share of prior actuarial losses from other comprehensive income as pension settlement expense of $9 million and $31 million during the three- and nine-month periods ended September 30, 2022, respectively. In conjunction with the recognition of pension settlement expense, the fair market values of the pension plan assets were updated and the pension benefit obligations of the U.S. qualified pension plan and the U.S. nonqualified supplemental retirement plan were remeasured at September 30, 2022. At the measurement date, the net pension liability increased by $23 million, primarily a result of lower than premised return on assets, partially offset by an increase in the discount rate, resulting in a corresponding decrease to other comprehensive income.

The relevant assumptions are summarized in the following table:

	September 30 2022	December 31 2021
Expected return on plan assets (U.S. qualified pension plan)	5.30%	3.40

Relevant discount rates
U.S. qualified pension plan	5.65%	2.85
U.S. nonqualified pension plan	5.60	2.50

Note 15—Related Party Transactions
Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
Significant Transactions with Equity Affiliates	2022	2021	2022	2021
Operating revenues and other income	$21	22	64	63
Purchases	—	1	1	5
Operating expenses and selling, general and administrative expenses	55	45	145	135
Net interest (income) expense*	—	—	(1)	(2)
*We paid interest to, or received interest from, various affiliates. See Note 4 for information related to loans to equity affiliates.

ConocoPhillips 2022 Q3 10-Q	26

Notes to Consolidated Financial Statements	Table of Contents
Note 16—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Revenue from contracts with customers	$15,968	8,880	47,202	23,794
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	5,012	2,620	12,563	7,348
Financial derivative contracts	33	(174)	171	(434)
Consolidated sales and other operating revenues	$21,013	11,326	59,936	30,708
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

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Revenue from Outside the Scope of ASC Topic 606 by Segment
Lower 48	$4,275	2,123	10,202	5,934
Canada	553	266	1,920	776
Europe, Middle East and North Africa	184	231	441	638
Physical contracts meeting the definition of a derivative	$5,012	2,620	12,563	7,348

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Revenue from Outside the Scope of ASC Topic 606 by Product
Crude oil	$147	215	430	517
Natural gas	4,355	2,192	11,382	6,423
Other	510	213	751	408
Physical contracts meeting the definition of a derivative	$5,012	2,620	12,563	7,348
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

27	ConocoPhillips 2022 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Receivables and Contract Liabilities
Receivables from Contracts with Customers
At September 30, 2022, the “Accounts and notes receivable” line on our consolidated balance sheet includes trade receivables of $5,701 million compared with $5,268 million at December 31, 2021, and includes both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared to trade receivables where NPNS has been elected.
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

Millions of Dollars
Contract Liabilities
At December 31, 2021	$50
Contractual payments received	25
Revenue recognized	(56)
At September 30, 2022	$19
For the nine-month period ended September 30, 2022, we recognized revenue of $56 million in the "Sales and other operating revenues" line on our consolidated income statement. No revenue was recognized during the three-month period ended September 30, 2022. We expect to recognize the contract liabilities as of September 30, 2022, as revenue in 2026.
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
We evaluate performance and allocate resources based on net income (loss). Intersegment sales are at prices that approximate market.

ConocoPhillips 2022 Q3 10-Q	28

Notes to Consolidated Financial Statements	Table of Contents
Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Sales and Other Operating Revenues
Alaska	$1,984	1,395	6,251	3,946
Lower 48	14,287	7,566	40,302	19,968
Intersegment eliminations	(2)	(1)	(15)	(5)
Lower 48	14,285	7,565	40,287	19,963
Canada	1,348	967	4,662	2,636
Intersegment eliminations	(583)	(406)	(1,960)	(1,063)
Canada	765	561	2,702	1,573
Europe, Middle East and North Africa	3,361	1,127	8,602	3,270
Asia Pacific	617	673	2,005	1,880
Other International	—	1	—	4
Corporate and Other	1	4	89	72
Consolidated sales and other operating revenues	$21,013	11,326	59,936	30,708

Sales and Other Operating Revenues by Geographic Location(1)
United States	$16,269	8,963	46,624	23,978
Canada	764	561	2,702	1,573
China	273	193	847	519
Indonesia	—	231	159	634
Libya	317	313	1,099	833
Malaysia	345	249	999	727
Norway	1,042	678	2,711	1,708
United Kingdom	2,002	136	4,792	729
Other foreign countries	1	2	3	7
Worldwide consolidated	$21,013	11,326	59,936	30,708

Sales and Other Operating Revenues by Product
Crude oil	$10,353	6,433	31,717	16,725
Natural gas	8,295	4,099	21,560	11,422
Natural gas liquids	989	414	2,909	976
Other(2)	1,376	380	3,750	1,585
Consolidated sales and other operating revenues by product	$21,013	11,326	59,936	30,708
(1)Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2)Includes LNG and bitumen.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net Income (Loss)
Alaska	$580	405	1,851	935
Lower 48	2,653	1,631	9,024	3,274
Canada	119	155	726	267
Europe, Middle East and North Africa	922	241	1,719	601
Asia Pacific	520	257	2,181	749
Other International	(28)	(97)	(28)	(106)
Corporate and Other	(239)	(213)	(42)	(268)
Consolidated net income	$4,527	2,379	15,431	5,452

29	ConocoPhillips 2022 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	September 30 2022	December 31 2021
Total Assets
Alaska	$14,787	14,812
Lower 48	42,912	41,699
Canada	6,747	7,439
Europe, Middle East and North Africa	8,259	9,125
Asia Pacific	9,996	9,840
Other International	4	1
Corporate and Other	12,132	7,745
Consolidated net income	$94,837	90,661
Note 18—Income Taxes
Our effective tax rate for the three-month periods ended September 30, 2022 and 2021 was 39.2 percent and 33.6 percent, respectively, and our effective tax rate for the nine-month periods ended September 30, 2022 and 2021 was 32.9 percent and 34.9 percent, respectively. Our effective tax rate for the first nine months of 2022 was impacted by the shift of income among our taxing jurisdictions, the release of tax reserves related to the closing of an IRS audit, a change to our valuation allowance and the impact of the interest deduction related to our debt exchange, as described below.

In the first quarter of 2022, the IRS closed the 2017 audit of our U.S. federal income tax return. As a result, we recognized federal and state tax benefits totaling $515 million relating to the recovery of outside tax basis previously offset by a full reserve.

During the second quarter of 2022, Norway enacted changes to the Petroleum Tax System. As a result of the enactment, a valuation allowance of $58 million was recorded during the second quarter to reflect changes to our ability to realize certain deferred tax assets under the new law.

For the nine-month period of 2022, our valuation allowance increased by $5 million, compared to a decrease of $156 million for the same period of 2021. The increase in the nine-month period of 2022 relates to the Norway tax law change described above. In addition, our nine-month periods of 2022 and 2021 include impacts from changes in our valuation allowance related to the fair value measurement of our CVE common shares and our expectation of the tax impact related to incremental capital gains and losses. See Note 5.

Our 2022 and 2021 effective tax rates were adversely impacted by $37 million and $75 million, respectively, due to incremental interest deductions from debt exchanges in both periods offsetting U.S. foreign source revenue that would otherwise have been offset by foreign tax credits. See Note 6.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15 percent minimum tax on book income of certain large corporations, a 1 percent excise tax on net stock repurchases and several tax incentives to promote lower carbon energy. We are continuing to evaluate the impacts of this legislation; however, we do not believe any impacts will be material to our consolidated financial statements.

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

ConocoPhillips 2022 Q3 10-Q	30

Management’s Discussion and Analysis	Table of Contents
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
Business Environment and Executive Overview
ConocoPhillips is the world’s largest independent E&P company with operations and activities in 13 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe and Asia; LNG developments; oil sands in Canada; and an inventory of global conventional and unconventional exploration prospects. Headquartered in Houston, Texas, at September 30, 2022, we employed approximately 9,400 people worldwide and had total assets of $95 billion.

Overview
Overall, we anticipate that commodity prices will continue to be cyclical and volatile, and our view is that a successful business strategy in the E&P industry must be resilient in lower price environments, while also retaining full upside exposure during periods of higher prices. As such, we are unhedged, remain highly disciplined in our investment decisions and continue to monitor market fundamentals including the impacts associated with the conflict in Ukraine, OPEC Plus supply updates, global demand for our products, oil and gas inventory levels, governmental policies, inflation, supply chain disruptions and the fluctuating global COVID-19 impacts. During the third quarter of 2022, commodity prices moved in opposite directions, with oil prices decreasing due to macroeconomic concerns while natural gas prices continued to increase as compared with the prior quarter.
The macro-environment, including the energy transition, also continues to evolve. We believe ConocoPhillips is playing a valued role in the energy transition. We are guided by our triple mandate that simultaneously calls for us to reliably and responsibly deliver oil and gas production to meet energy transition pathway demand, deliver competitive returns on and of capital and achieve our net-zero operating emissions ambition. Our triple mandate is supported by financial principles and capital allocation priorities designed to allow us to deliver superior returns through the price cycles. Our financial principles consist of maintaining balance sheet strength, providing peer-leading distributions, making disciplined investments and demonstrating ESG leadership, all of which are in service to generating competitive financial returns through the price cycles.

In the third quarter, total company production was 1,754 MBOED, resulting in cash provided by operating activities of $8.7 billion. We returned $1.5 billion to shareholders through our ordinary dividend and a VROC and $2.8 billion through share repurchases. We ended the quarter with cash, cash equivalents and short-term investments totaling $10.4 billion.
In August 2022, we increased our 2022 expected distributions through our three-tier return of capital framework to $15 billion for the year. This framework includes our ordinary dividend, share repurchases and the VROC tier we introduced last December. In November 2022, we declared an increase to the company's quarterly ordinary dividend from 46 cents per share to 51 cents per share, representing an 11 percent increase. In addition, we also declared our first quarter 2023 VROC payment of 70 cents per share.

31	ConocoPhillips 2022 Q3 10-Q

Management’s Discussion and Analysis	Table of Contents
Demonstrating our commitment to further enhance balance sheet strength, in the first half of 2022, we executed several activities focused on debt reduction including debt refinancing and early retirement of certain Notes. In aggregate, these transactions reduced the company's total debt by $3 billion. These activities facilitate our ability to achieve our previously announced $5 billion debt reduction target by the end of 2026, while also reducing the company's annual cash interest expense. See Note 6.

In 2022, we have taken several steps to expand our global LNG business. In the first quarter, we increased our equity share in Australia Pacific LNG (APLNG) by 10 percent to 47.5 percent. See Note 3. During 2022 we signed agreements forming two new joint ventures with QatarEnergy that will participate in both the North Field East (NFE) and the North Field South (NFS) LNG projects. Subject to regulatory approvals, we will hold a 25 percent interest in each joint venture. In NFE and NFS, our joint ventures will participate with 12.5 percent and 25 percent interests in the respective LNG projects. Additionally, during the third quarter, we agreed to LNG receiving terminal services for a 15-year period at the prospective German LNG Terminal in Brunsbuettel, Germany.

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

In support of our commitment to ESG leadership and excellence, in July 2022, we joined the Oil and Gas Methane Partnership (OGMP) 2.0 initiative. The initiative's mission is to improve industry transparency in methane emissions reporting and encourage progress in reducing those emissions. We believe that applying the rigorous OGMP 2.0 reporting standards across our global assets will be a vital step towards meeting our Paris-aligned climate-risk commitments, including our net-zero ambition for operational emissions by 2050, and will allow us to credibly demonstrate how we are delivering against our methane improvement objectives and targets. In October 2022, we demonstrated further evidence of our commitment by setting a new 2030 methane emissions intensity target of approximately 0.15 percent of gas produced, consistent with our commitment to OGMP 2.0.

As part of our ongoing portfolio high-grading and optimization efforts, in the third quarter, we completed the sale of certain noncore assets in the Lower 48 segment for approximately $300 million after customary adjustments while also coring up other strategic positions in the Lower 48 segment through acquisitions of approximately $300 million after customary adjustments. See Note 3.
Operationally, we remain focused on safely executing the business. Production was 1,754 MBOED in the third quarter of 2022, an increase of 210 MBOED from the same period a year ago. After adjusting for closed acquisitions and dispositions and the conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis, third-quarter 2022 production increased by 30 MBOED or two percent from the same period a year ago. Organic growth from Lower 48 and other development programs more than offset decline and downtime.

We re-invested $2.5 billion into the business in the form of capital expenditures and investments during the third quarter of 2022, with over half of the expenditures focused on flexible, short-cycle unconventional plays in the Lower 48 segment, where our production has access to both domestic and export markets.

ConocoPhillips 2022 Q3 10-Q	32

Management’s Discussion and Analysis	Table of Contents
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
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15 percent minimum tax on book income of certain large corporations, a 1 percent excise tax on net stock repurchases and several tax incentives to promote lower carbon energy. We are continuing to evaluate the impacts of this legislation; however, we do not believe any impacts will be material to our consolidated financial statements.
Our earnings and operating cash flows generally correlate with price levels for crude oil and natural gas, which are subject to factors external to the company and over which we have no control. The following graph depicts the trend in average benchmark prices for WTI crude oil, Brent crude oil and Henry Hub natural gas:

WTI Crude Oil, Brent Crude Oil and Henry Hub Natural Gas Prices
Quarterly Averages
WTI/Brent
$/Bbl
120
100
80
60
40
20
HH
$/MMBTU
9
8
7
6
5
4
3
2
1
—
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
WTI - $/Bbl
Brent - $/Bbl
HH - $/MMBTU

Brent crude oil prices averaged $100.85 per barrel in the third quarter of 2022, an increase of 37 percent compared with $73.47 per barrel in the third quarter of 2021. WTI at Cushing crude oil prices averaged $91.56 per barrel in the third quarter of 2022, an increase of 30 percent compared with $70.56 per barrel in the third quarter of 2021. Oil prices increased as a result of the ongoing global economic recovery following COVID-related impacts as well as supply constraints due to Russia's invasion of Ukraine, OPEC plus adherence to agreed production quotas and supply chain bottlenecks limiting growth.
Henry Hub natural gas prices averaged $8.20 per MMBTU in the third quarter of 2022, an increase of 104 percent compared with $4.02 per MMBTU in the third quarter of 2021. Henry Hub prices have increased due to strong domestic demand led by the power sector, lagging production growth, low inventories and higher export demand via pipelines and LNG. As we move into the fourth quarter of 2022, growing production in the Permian basin is approaching offtake capacity limits in the short term, which is causing regional markers to experience higher differentials to Henry Hub. As additional pipeline infrastructure is expected to be completed in the next 12 to 18 months, we anticipate these differentials to narrow to more historic levels.
Our realized bitumen price averaged $49.77 per barrel in the third quarter of 2022, an increase of 21 percent compared with $41.19 per barrel in the third quarter of 2021. The increase in the third quarter of 2022 was driven by higher blend prices for Surmont sales, largely attributed to a strengthening of WTI price. We continue to optimize bitumen price realizations through the utilization of downstream transportation solutions and implementation of alternate blend capability, which results in lower diluent costs.

33	ConocoPhillips 2022 Q3 10-Q

Management’s Discussion and Analysis	Table of Contents
For the third quarter of 2022, our total average realized price was $83.07 per BOE compared with $56.92 per BOE in the third quarter of 2021.

Key Operating and Financial Summary
Significant items during the third quarter of 2022 and recent announcements included the following:
•Distributed $4.3 billion to shareholders through a three-tier framework, including $1.5 billion in cash through the ordinary dividend and VROC and $2.8 billion through share repurchases.
•Increased quarterly dividend by 11 percent to 51 cents per share and raised existing share repurchase authorization by $20 billion.
•Expanded global LNG portfolio through participation in QatarEnergy's North Field South LNG project and agreed to terminal services in Germany for a 15-year period at the prospective German LNG Terminal.
•Set a new 2030 methane emissions intensity target of approximately 0.15 percent of gas produced, consistent with our commitment to OGMP 2.0.
•Achieved Lower 48 production milestone of greater than 1,000 MBOED, contributing to record global production of 1,754 MBOED while successfully completing planned maintenance turnarounds.
•Generated cash provided by operating activities of $8.7 billion.
•Ended the quarter with cash, cash equivalents and restricted cash of $8.3 billion and short-term investments of $2.4 billion.

Outlook
Capital and Production
Fourth-quarter 2022 production is expected to be 1.74 to 1.80 MMBOED. Full-year production remains unchanged at 1.74 MMBOED.

2022 operating capital guidance has been adjusted to $8.1 billion versus the prior guidance of $7.8 billion, reflecting inflationary impacts and partner-operated well mix in the Lower 48. This guidance excludes $1.7 billion of capital associated with the closed acquisitions of an additional 10 percent interest in APLNG and bolt-on acquisitions in the Lower 48 segment.

2022 guidance for DD&A has decreased from $7.6 billion to $7.5 billion.

ConocoPhillips 2022 Q3 10-Q	34

Results of Operations	Table of Contents
Results of Operations
Unless otherwise indicated, discussion of consolidated results for the three- and nine-month periods ended September 30, 2022, is based on a comparison with the corresponding period of 2021.
Consolidated Results
A summary of the company's net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Alaska	$580	405	1,851	935
Lower 48	2,653	1,631	9,024	3,274
Canada	119	155	726	267
Europe, Middle East and North Africa	922	241	1,719	601
Asia Pacific	520	257	2,181	749
Other International	(28)	(97)	(28)	(106)
Corporate and Other	(239)	(213)	(42)	(268)
Net income	$4,527	2,379	15,431	5,452
Net income in the third quarter of 2022 increased $2,148 million. Third quarter earnings were positively impacted by:
•Higher realized commodity prices.
•Higher sales volumes, primarily due to our Shell Permian acquisition, partly offset by assets divested. See Note 3.
•Higher equity in earnings of affiliates, primarily due to higher LNG sales prices as well as higher sales volumes inclusive of the additional 10 percent interest in APLNG we acquired in the first quarter of 2022. See Note 3.
•Gains related to certain commodity contracts and price impacts primarily on gas transportation in Europe.
Third quarter 2022 earnings were negatively impacted by:
•Higher production and operating expenses, taxes other than income taxes and DD&A expenses primarily due to higher prices and production volumes. Partially offsetting the increase in DD&A expenses were lower rates from price-related reserve revisions.
•Higher income tax provision.
Net income in the nine-month period ended September 30, 2022, increased $9,979 million. In addition to the items mentioned above, earnings in the nine-month period were positively impacted by:
•Gain on dispositions primarily due to a $462 million after-tax gain related to the divestiture of our Indonesia assets, higher contingent payments related to prior dispositions in our Canada and Lower 48 segments, divestiture of noncore assets in our Lower 48 segment in the second quarter of 2022 and absence of a $137 million after-tax loss related to the divestiture of noncore assets in our Other International segment in the third quarter of 2021. See Note 3.
•Recognized $515 million tax benefit related to the closing of an IRS audit in the first quarter.
See Note 18.
•Absence of restructuring and transaction expenses of $243 million after-tax related to our Concho acquisition.
•Absence of realized losses on hedges of $233 million after-tax related to derivative positions acquired in our Concho acquisition. See Note 10.
•Foreign exchange gains increased $122 million after-tax primarily as a result of the USD strengthening against the Norwegian Kroner.
In addition to the items mentioned above, earnings in the nine-month period were negatively impacted by:
•Absence of mark to market gains associated with Cenovus Energy (CVE) shares. See Note 5.
•Absence of $194 million after-tax gain recognized in conjunction with our Australia-West divestiture. See Note 9.

See the “Segment Results” section for additional information.

35	ConocoPhillips 2022 Q3 10-Q

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.
Sales and other operating revenues for the three- and nine-month periods of 2022 increased $9,687 million and
$29,228 million, respectively, mainly due to higher realized commodity prices and higher sales volumes primarily due to our Shell Permian acquisition, partly offset by assets divested. See Note 3.
Equity in earnings of affiliates for the three- and nine-month periods of 2022 increased $322 million and $1,011 million, respectively, due to higher earnings primarily driven by higher LNG and crude prices as well as higher sales volumes inclusive of the additional 10 percent interest in APLNG we acquired in the first quarter of 2022. See Note 3.
Gain (loss) on dispositions in the third quarter of 2022 decreased due to the absence of contingent payments in our Canada segment and a loss of $76 million primarily related to the sale of noncore assets in the Lower 48 segment, partially offset by the absence of a loss of $179 million for the sale of noncore assets in our Other International segment divested in the third quarter of 2021. For the nine-month period of 2022, we recognized a gain of $534 million from our Indonesia divestiture and a gain of $80 million for the sale of noncore assets in the Lower 48 from the second quarter. In the nine-month period of 2022, we recognized higher contingent payments in our Canada and Lower 48 segments than in the same periods of 2021. Offsetting the increase in gains in the nine-month period of 2022 was the absence of a $200 million gain associated with our Australia-West divestiture recognized in the first quarter of 2021. See Note 3.
Other income for the nine-month period of 2022 decreased $476 million primarily due to the absence of mark to market gains associated with our CVE common shares which were fully divested in the first quarter of 2022. See Note 5.
Purchased commodities for the three- and nine-month periods of 2022 increased $5,072 million and $13,576 million, respectively, primarily due to higher gas, crude and power prices and volumes.
Production and operating expenses for the three- and nine-month periods of 2022 increased $410 million and
$970 million, respectively, primarily due to higher production volumes and inflationary impacts.
Selling, general and administrative expenses decreased $125 million in the nine-month period primarily due to the absence of transaction and restructuring expenses associated with our Concho acquisition in 2021.
Exploration expenses for the nine-month period of 2022 increased $95 million primarily due to dry hole expenses in the Europe, Middle East and North Africa and Asia Pacific segments related to 2022 exploration programs.

DD&A Expenses for the three- and nine-month periods of 2022 increased $200 million and $80 million, respectively, mainly due to higher overall production volumes primarily associated with our Shell Permian acquisition partially offset by lower rates from price-related reserve revisions and the absence of DD&A from disposed assets.
Taxes other than income taxes for the three- and nine-month periods of 2022 increased $440 million and $1,523 million, respectively, caused by higher commodity prices and higher production volumes.
Foreign currency transaction (gain) loss for the three- and nine-month periods of 2022 was improved by $83 million and $158 million, respectively, primarily as a result of the USD strengthening against the Norwegian Kroner.

Other expenses for the nine-month period of 2022, other expenses decreased $124 million primarily related to a gain of $127 million associated with extinguishment of debt from the first quarter of 2022. See Note 6.
See Note 18—Income Taxes for information regarding our Income tax provision and effective tax rate.

ConocoPhillips 2022 Q3 10-Q	36

Results of Operations	Table of Contents
Summary Operating Statistics

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Average Net Production
Crude oil (MBD)
Consolidated operations	882	802	881	814
Equity affiliates	13	13	13	13
Total crude oil	895	815	894	827

Natural gas liquids (MBD)
Consolidated operations	263	123	238	116
Equity affiliates	8	7	8	8
Total natural gas liquids	271	130	246	124

Bitumen (MBD)	69	69	65	69

Natural gas (MMCFD)
Consolidated operations	1,899	2,144	1,966	2,143
Equity affiliates	1,214	1,033	1,192	1,055
Total natural gas	3,113	3,177	3,158	3,198

Total Production (MBOED)	1,754	1,544	1,731	1,553

	Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated operations	$97.60	70.39	101.19	64.62
Equity affiliates	94.58	73.44	101.38	65.71
Total crude oil	97.56	70.43	101.19	64.63

Natural gas liquids (per bbl)
Consolidated operations	34.83	33.28	39.06	28.02
Equity affiliates	55.51	56.70	64.91	49.81
Total natural gas liquids	35.47	34.79	39.90	29.58

Bitumen (per bbl)	49.77	41.19	63.14	36.61

Natural gas (per MCF)
Consolidated operations	14.14	5.93	10.98	5.02
Equity affiliates	11.37	5.95	10.15	4.48
Total natural gas	13.04	5.94	10.66	4.84

	Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical, lease rental and other	$57	65	165	199
Leasehold impairment	7	—	23	1
Dry holes	25	—	113	6
	$89	65	301	206

37	ConocoPhillips 2022 Q3 10-Q

Results of Operations	Table of Contents
We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. In the quarter ending September 30, 2022, our operations were producing in the U.S., Norway, Canada, Australia, China, Malaysia, Qatar and Libya.
Total production of 1,754 MBOED increased 210 MBOED or 14 percent in the third quarter of 2022 and 178 MBOED or 11 percent in the nine-month period of 2022, primarily due to:
•New wells online in the Lower 48, Alaska, Australia and China.
•Acquisitions including Shell Permian in the Lower 48 and additional working interest at APLNG in Asia Pacific.
•Conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis.
Production increases in the third quarter and in the nine-month period of 2022 were partly offset due to:
•Normal field decline.
•Divestitures of Indonesia and noncore assets in the Lower 48 segment.

Production for the third quarter of 2022 was 1,754 MBOED, an increase of 210 MBOED from the same period a year ago. After adjusting for closed acquisitions and dispositions and the conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis, third-quarter 2022 production increased by 30 MBOED or two percent from the same period a year ago. Organic growth from Lower 48 and other development programs more than offset decline and downtime.

Production for the first nine months of 2022 was 1,731 MBOED, an increase of 178 MBOED from the same period a year ago. After adjusting for closed acquisitions and dispositions, the conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis and 2021 Winter Storm Uri impacts, production decreased 23 MBOED or one percent from the same period a year ago. Organic growth from Lower 48 and other development programs more than offset decline; however, production was lower overall primarily due to planned and unplanned downtime.

ConocoPhillips 2022 Q3 10-Q	38

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of segment results for the three- and nine-month periods ended September 30, 2022, is based on a comparison with the corresponding period of 2021 and are shown after-tax.
Alaska

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net Income ($MM)	$580	405	1,851	935

Average Net Production
Crude oil (MBD)	171	163	177	179
Natural gas liquids (MBD)	15	13	16	15
Natural gas (MMCFD)	29	11	33	10
Total Production (MBOED)	191	178	198	196

Average Sales Prices
Crude oil ($ per bbl)	$103.90	72.55	104.83	66.78
Natural gas ($ per MCF)	4.38	2.63	3.82	3.06
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of September 30, 2022, Alaska contributed 16 percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income
Earnings from Alaska increased $175 million and $916 million in the three- and nine-month periods of 2022, respectively. Increases to earnings are primarily due to higher realized prices.
Offsets to the earnings increase include higher taxes other than income taxes associated with higher realized commodity prices and higher production volumes.
Production
Average production increased 13 MBOED and 2 MBOED in the three- and nine-month periods of 2022, respectively. Increases to production include:
•New wells online at our Western North Slope assets.
•Lower turnaround impacts at our Western North Slope assets.
•Higher gas volumes in our Greater Prudhoe Area.
Offsets to the production increases include normal field decline.

39	ConocoPhillips 2022 Q3 10-Q

Results of Operations	Table of Contents
Lower 48

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net Income ($MM)	$2,653	1,631	9,024	3,274

Average Net Production
Crude oil (MBD)	537	457	534	442
Natural gas liquids (MBD)*	241	101	216	93
Natural gas (MMCFD)*	1,410	1,389	1,416	1,389
Total Production (MBOED)	1,013	790	986	767

Average Sales Prices
Crude oil ($ per bbl)	$93.19	68.59	98.64	63.14
Natural gas liquids ($ per bbl)	34.59	32.87	38.74	27.48
Natural gas ($ per MCF)	7.36	4.63	6.28	4.13
*2022 includes the conversion of previously acquired Concho two-stream contracts to three-stream initiated in the fourth quarter of 2021.
The Lower 48 segment consists of operations located in the U.S. Lower 48 states, as well as producing properties in the Gulf of Mexico. As of September 30, 2022, the Lower 48 contributed 64 percent of our consolidated liquids production and 72 percent of our consolidated natural gas production.
Net Income
Earnings from the Lower 48 increased $1,022 million and $5,750 million in the three- and nine-month periods of 2022, respectively. Increases to earnings include:
•Higher realized prices.
•Higher sales volumes primarily related to our Shell Permian Acquisition. See Note 3.
Offsets to the earnings increase include higher production and operating expenses, taxes other than income taxes and DD&A expenses primarily due to higher prices and production volumes. Partially offsetting the increase in DD&A expenses were lower rates from price-related reserve revisions.

In addition to the items detailed above, in the nine-month period of 2022, earnings also increased due to the absence of one-time impacts from our Concho acquisition including realized losses on hedges related to derivative positions acquired and higher selling, general and administrative expenses for transaction and restructuring charges. See Note 10.
Production
Average production increased 223 MBOED and 219 MBOED in the three- and nine-month periods of 2022, respectively. Increases to production include:
•New wells online from our development programs in Permian, Eagle Ford and Bakken.
•Higher volumes due to our Shell Permian acquisition, partly offset by assets divested. See Note 3.
•Conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis.
Offsets to the production increases include normal field decline.
Asset Acquisitions and Dispositions
We completed multiple divestitures of noncore assets in the nine-month period of 2022 totaling approximately $700 million in proceeds after customary adjustments. Production from these assets averaged approximately 18 MBOED in 2021. In the third quarter of 2022, we also cored up strategic positions through acquisitions of approximately $300 million after customary adjustments. See Note 3.

ConocoPhillips 2022 Q3 10-Q	40

Results of Operations	Table of Contents
Canada

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net Income ($MM)	$119	155	726	267

Average Net Production
Crude oil (MBD)	4	8	5	10
Natural gas liquids (MBD)	3	4	3	4
Bitumen (MBD)	69	69	65	69
Natural gas (MMCFD)	49	73	59	83
Total Production (MBOED)	84	93	83	96

Average Sales Prices
Crude oil ($ per bbl)	$71.11	58.99	83.36	53.81
Natural gas liquids ($ per bbl)	29.62	33.47	39.24	28.49
Bitumen ($ per bbl)	49.77	41.19	63.14	36.61
Natural gas ($ per MCF)	2.40	2.45	3.47	2.36
Average sales prices include unutilized transportation costs.
Our Canadian operations mainly consist of the Surmont oil sands development in Alberta and the liquids-rich Montney unconventional play in British Columbia. As of September 30, 2022, Canada contributed six percent of our consolidated liquids production and three percent of our consolidated natural gas production.
Net Income
Earnings from Canada decreased $36 million and increased $459 million in the three- and nine-month periods of 2022, respectively. In the third quarter, decreases to earnings include:
•The absence of contingent payments associated with the prior sale of certain assets to CVE. The term for contingent payments in our Canada segment ended in the second quarter of 2022. See Note 3.
•Lower sales volumes.
•Higher production and operating expenses primarily due to higher electricity and fuel gas costs in the Surmont.
Offsetting the earnings decreases were higher realized crude oil and bitumen prices.

In addition to the items detailed above, in the nine-month period of 2022, earnings increased due to higher after-tax gains on disposition related to contingent payments of $282 million in the nine-month period of 2022, associated with the prior sale of certain assets to CVE, compared to $149 million in the same period of 2021. See Note 3.
Production
Average production decreased 9 MBOED and 13 MBOED in the three- and nine-month periods of 2022, respectively. Decreases to production include:
•Normal field decline.
•Higher royalty rates across the segment due to higher commodity prices.
•Planned turnaround in our Montney assets in the third quarter of 2022.
Offsets to the production decreases include absence of higher well failures, plant power trips and facility upsets experienced in the third quarter of 2021.

In addition to the items detailed above, in the nine-month period of 2022, production decreased due to a planned turnaround at the Surmont Central Processing Facility 1 during the second quarter of 2022.

41	ConocoPhillips 2022 Q3 10-Q

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net Income ($MM)	$922	241	1,719	601

Consolidated Operations
Average Net Production
Crude oil (MBD)	107	117	104	118
Natural gas liquids (MBD)	4	5	3	4
Natural gas (MMCFD)	331	303	323	303
Total Production (MBOED)	166	172	161	172

Average Sales Prices
Crude oil ($ per bbl)	$102.70	72.43	103.03	65.94
Natural gas liquids ($ per bbl)	51.67	50.32	57.01	40.75
Natural gas ($ per MCF)	48.10	11.96	35.35	8.40
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea and the Norwegian Sea, Qatar, Libya and commercial operations in the U.K. During the current year, we have increased our capacity and supply arrangements on future gas purchases, which are primarily offset by future gas sales contracts, primarily in Europe. As of September 30, 2022, our Europe, Middle East and North Africa operations contributed nine percent of our consolidated liquids production and 16 percent of our consolidated natural gas production.
Net Income
Earnings from Europe, Middle East and North Africa increased by $681 million and $1,118 million in the three- and nine-month periods of 2022, respectively. Increases to earnings include:
•Higher realized prices.
•Gains related to certain commodity contracts and price impacts primarily on gas transportation in Europe.
•Foreign exchange gains as the USD strengthened against the Norwegian Kroner.
•Higher equity in earnings of affiliates, primarily due to higher LNG sales prices.
Consolidated Production
Average consolidated production decreased 6 MBOED and 11 MBOED in the three- and nine-month periods of 2022, respectively. Decreases to production include:
•Normal field decline.
•Curtailed production in Libya due to the force majeure at the Es Sider export terminal in July.
Offsets to the production decreases include new wells online, improved performance and higher exports in Norway.

In addition to the items detailed above, in the nine-month period of 2022, production also decreased due to field-wide turnarounds in the Greater Ekofisk Area of Norway in the second quarter of 2022.
Force Majeure in Libya
Production ceased the last week of June 2022, due to a forced shutdown of the Es Sider export terminal after a period of civil unrest. Force majeure was lifted and production resumed late July 2022.
Exploration Activity
The fourth and last well from our 2022 operated exploration and appraisal campaign in Norway was drilled in the third quarter. In total for the year, we drilled four operated wells, all of which were determined to be dry holes, including the Slagugle appraisal well which effectively delineated the 2020 discovery. Slagugle is a discovery we are continuing to evaluate.

ConocoPhillips 2022 Q3 10-Q	42

Results of Operations	Table of Contents
Asia Pacific

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net Income ($MM)	$520	257	2,181	749

Consolidated Operations
Average Net Production
Crude oil (MBD)	63	57	61	65
Natural gas (MMCFD)	80	368	135	358
Total Production (MBOED)	76	119	84	125

Average Sales Prices
Crude oil ($ per bbl)	$108.99	74.66	110.25	67.41
Natural gas ($ per MCF)	4.18	6.66	6.05	6.30
The Asia Pacific segment has operations in China, Malaysia, Australia and commercial operations in Singapore and Japan. As of September 30, 2022, Asia Pacific contributed five percent of our consolidated liquids production and seven percent of our consolidated natural gas production.
Net Income
Earnings from Asia Pacific increased $263 million and $1,432 million in the three- and nine-month periods of 2022, respectively. Increases to earnings include:
•Higher equity in earnings of affiliates reflecting higher LNG sales prices as well as our increased interest in APLNG.
•Higher realized crude oil prices.
Offsets to the earnings increases include:
•Lower sales volumes primarily due to the divestiture of our Indonesia assets.
•Higher taxes other than income taxes primarily due to higher realized crude oil prices.
In addition to the items detailed above, in the nine-month period of 2022, earnings impacts include:
•Increase due to an after-tax gain of $534 million associated with the divestiture of our Indonesia assets. See Note 3.
•Decrease due to the absence of an after-tax gain of $200 million recognized in the first quarter of 2021 related to a contingent payment from our Australia-West divestiture in 2020. See Note 9.
•Lower DD&A expenses associated with lower production volumes primarily driven by the divestiture of our Indonesia assets.

Consolidated Production
Average consolidated production decreased 43 MBOED and 41 MBOED in the three- and nine-month periods of 2022, respectively. Decreases to production include:
•Divestiture of our Indonesia assets in the first quarter of 2022.
•Normal field decline.
Offsets to the production decreases include Bohai Bay development activity in China.
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

43	ConocoPhillips 2022 Q3 10-Q

Results of Operations	Table of Contents
Other International

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net Loss ($MM)	$(28)	(97)	(28)	(106)
The Other International segment consists of exploration and appraisal activities in Colombia as well as contingencies associated with prior operations in other countries. As a result of recent acquisitions, we refocused our exploration program and announced our intent to pursue managed exits from certain areas.
Earnings from our Other International operations improved $69 million in the third quarter of 2022 and $78 million in the nine-month period ended September 30, 2022, compared with the same periods of 2021 primarily due to the absence of a $137 million after-tax loss on divestiture related to our Argentina exploration interests in the third quarter of 2021, partially offset by higher taxes related to legal settlements in the third quarter of 2022.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Net Income (Loss)
Net interest expense	$(125)	(176)	(507)	(627)
Corporate general and administrative expenses	(62)	(57)	(157)	(251)
Technology	(8)	(6)	41	31
Other income (expense)	(44)	26	581	579
	$(239)	(213)	(42)	(268)
Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Net interest expense improved by $51 million and $120 million in the three- and nine-month periods of 2022, respectively, primarily due to higher interest income as well as lower interest expenses as a result of our debt reduction transactions. Improvement in the nine-month period also includes the absence of a prior year tax adjustment.
Corporate G&A expenses include compensation programs and staff costs. In the nine-month period of 2022 these expenses decreased by $94 million primarily due to the absence of restructuring expenses associated with our 2021 acquisition of Concho Resources Inc.
Technology includes our investment in new technologies or businesses, as well as licensing revenues. Activities are focused on both conventional and tight oil reservoirs, shale gas, heavy oil, oil sands, enhanced oil recovery, as well as LNG. See Note 16.
Other income (expense) or “Other” includes certain corporate tax-related items, foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains/losses on the early retirement of debt, holding gains or losses on equity securities, and pension settlement expense. In the third quarter of 2022, “Other” decreased $70 million primarily due to the absence of unrealized gains associated with our CVE common shares, which were fully divested in the first quarter of 2022, and foreign currency transaction losses. For the nine-month period of 2022, "Other" increased $2 million due to the IRS closing the 2017 audit of our U.S. federal income tax return resulting in a $474 million federal tax benefit, the absence of a release of a $92 million deferred tax asset associated with prior dispositions and recognizing an after-tax gain of $62 million associated with the debt restructuring transactions. These increases were offset by the absence of $492 million in gains related to our CVE common shares and a $101 million tax impact associated with the disposition of our Indonesia assets. See Note 5 for information on our CVE common shares, Note 18 for information about the tax benefit, Note 6 for information regarding debt and Note 3 for information on our Indonesia divestiture.

ConocoPhillips 2022 Q3 10-Q	44

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars
	September 30 2022	December 31 2021
Cash and cash equivalents	$8,010	5,028
Short-term investments	2,412	446
Total debt	16,961	19,934
Total equity	49,079	45,406
Percent of total debt to capital*	26%	31
Percent of floating-rate debt to total debt	2%	4
*Capital includes total debt and total equity.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs, and our ability to sell securities using our shelf registration statement. During the first nine months of 2022, the primary uses of our available cash were $7.6 billion to support our ongoing capital expenditures and investments program, $6.5 billion to repurchase common stock, $3.0 billion net to reduce debt as part of refinancing transactions and retirements, $3.3 billion to pay dividends, including the ordinary dividend and a VROC, and $2.2 billion net purchases of investments.
At September 30, 2022, we had total liquidity of $15.9 billion, including cash and cash equivalents of $8.0 billion, short-term investments of $2.4 billion, and available borrowing capacity under our credit facility of $5.5 billion. We believe current cash balances and cash generated by operating activities, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, acquisitions, dividend payments and debt obligations.

Significant Changes in Capital
Operating Activities
Cash provided by operating activities was $21.7 billion for the first nine months of 2022, compared with $11.1 billion for the corresponding period of 2021. The increase in cash provided by operating activities is primarily due to higher realized commodity prices, higher sales volumes mostly due to our acquisition of Shell Permian assets, and the absence of the 2021 settlement of all oil and gas hedging positions acquired from Concho. The increase in cash provided by operating activities was partly offset by foreign tax and royalty payments primarily in Libya and Norway in addition to U.S. tax payments.
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

45	ConocoPhillips 2022 Q3 10-Q

Capital Resources and Liquidity	Table of Contents
Investing Activities
For the first nine months of 2022, we invested $7.6 billion in capital expenditures and investments; $1.7 billion of which was acquisition capital for the additional 10 percent interest in APLNG and acquisition of certain Lower 48 assets, and the remainder funding our operating capital program. Our 2022 operating plan capital expenditures are currently expected to be $8.1 billion versus the prior guidance of $7.8 billion, reflecting inflationary impacts and partner-operated well mix in the L48. This guidance excludes approximately $1.7 billion of acquisition capital. Our 2021 capital expenditures and investments were $5.3 billion. See the “Capital Expenditures and Investments” section.
In May 2021, we initiated the monetization of our investment in CVE common shares with the plan to direct proceeds toward our existing share repurchase program. We began disposing of our CVE shares in May 2021, and by the end of the first quarter, we fully divested of our investment, recognizing proceeds of $1.4 billion in the first quarter of 2022. Since inception, we have generated total proceeds of $2.5 billion. See Note 5. Other proceeds from dispositions received in the current year include our divestitures in Asia Pacific and Lower 48 segments for approximately $1.4 billion after customary adjustments and $500 million in contingent payments associated with prior divestitures. See Note 3.
In the third quarter, we completed the sale of certain noncore assets in the Lower 48 segment for approximately $300 million after customary adjustments while also coring up other strategic positions in the Lower 48 segment through acquisitions of approximately $300 million after customary adjustments. See Note 3.

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
Investing activities in the first nine months of 2022 included net purchases of $2,235 million of investments. We had net purchases of $1,663 million of short-term instruments and $572 million of long-term instruments. See Note 13.
Financing Activities
In February 2022, we refinanced our revolving credit facility from a total aggregate principal amount of $6.0 billion to $5.5 billion with an expiration date of February 2027. The credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at September 30, 2022.

Our debt balance at September 30, 2022 was $17.0 billion compared with $19.9 billion at December 31, 2021. The current portion of debt, including payments for finance leases, is $0.7 billion. Payments will be made using current cash balances and cash generated by operating activities. In the second quarter of 2022, we repurchased notes and retired floating rate debt and in the first quarter of 2022, we executed a debt refinancing comprised of concurrent transactions including new debt issuances, a cash tender offer and debt exchange offers. In aggregate, the transactions reduced the company's total debt by $3.0 billion. The refinancing facilitates our ability to achieve our previously announced $5 billion debt reduction target by the end of 2026 while also reducing the company's annual cash interest expense.
The current credit ratings on our long-term debt are:
•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: "A2" with a "stable" outlook

See Note 6 for additional information on debt, revolving credit facility and credit ratings.
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At September 30, 2022 and December 31, 2021, we had direct bank letters of credit of $261 million and $337 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.

ConocoPhillips 2022 Q3 10-Q	46

Capital Resources and Liquidity	Table of Contents
Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we have the ability to issue and sell an indeterminate number of various types of debt and equity securities.

Capital Requirements
For information about our capital expenditures and investments, see the “Capital Expenditures and Investments” section.

In 2021, as part of our objective to maintain a strong balance sheet, we announced our intention to reduce our total debt by $5 billion by the end of 2026. In the first half of 2022, we executed concurrent debt refinancing transactions, repurchased existing notes, and retired floating rates notes upon natural maturity, that in aggregate reduced the company's total debt by $3 billion and progressed the achievement of our debt reduction target while also lowering our annual cash interest expense and extending the weighted average maturity of our debt portfolio. See Note 6.

In December 2021, we announced our expected 2022 return of capital program and the initiation of a three-tier return of capital framework. The framework is structured to deliver a compelling, growing ordinary dividend and through-cycle share repurchases. In addition to the ordinary dividend and share repurchases, beginning in December 2021, the framework includes the addition of a discretionary VROC tier. The VROC will provide a flexible tool for meeting our commitment of returning greater than 30 percent of cash from operating activities during periods where commodity prices are meaningfully higher than our planning price range. Our expected 2022 total capital return is $15 billion.

In the first nine months of 2022, we paid ordinary dividends of $1.38 per common share and VROC dividends of $1.20 per common share. In the first nine months of 2021, we paid ordinary dividends of $1.29 per common share. In November 2022, we declared an increase in the company's quarterly ordinary dividend from 46 cents per share to 51 cents per share representing an 11 percent increase. In addition, we declared a VROC dividend of 70 cents per share. The ordinary dividend of 51 cents per share is payable December 1, 2022, to shareholders of record on November 15, 2022. The VROC of 70 cents per share is payable January 13, 2023, to shareholders of record on December 27, 2022.

In late 2016, we initiated our current share repurchase program. As of September 30, 2022, share repurchases since the inception of our current program totaled 312 million shares and $20.7 billion. In the nine months ended September 30, 2022, we repurchased 65 million shares for a cost of $6.5 billion. In October 2022, our Board of Directors approved an increase to our authorization from $25 billion to $45 billion of our common stock to support our plan for future share repurchases. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors.

See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2021 Annual Report on Form 10-K.

47	ConocoPhillips 2022 Q3 10-Q

Capital Resources and Liquidity	Table of Contents
Capital Expenditures and Investments

	Millions of Dollars
	Nine Months Ended September 30
	2022	2021
Alaska	740	698
Lower 48	4,120	2,250
Canada	382	129
Europe, Middle East and North Africa	531	385
Asia Pacific	1,791	235
Other International	—	33
Corporate and Other	62	37
Capital expenditures and investments	7,626	3,767
During the first nine months of 2022, capital expenditures and investments supported key operating activities and acquisitions, primarily:
•Development activities in the Lower 48, primarily in the Permian, Eagle Ford and Bakken and inclusive of our recent acquisitions.
•Appraisal and development activities in Alaska related to the Western North Slope and development activities in the Greater Kuparuk Area.
•Appraisal and development activities in the Montney as well as development and optimization of oil sands development in Canada.
•Development and exploration activities across assets in Norway.
•Continued development and exploration activities in Malaysia and China.
•Acquisition capital associated with additional interest in APLNG and in certain Lower 48 assets.
Our 2022 operating plan capital expenditure guidance is currently expected to be $8.1 billion. This guidance excludes approximately $1.7 billion of acquisition capital. Our operating capital was $5.3 billion in 2021.

ConocoPhillips 2022 Q3 10-Q	48

Capital Resources and Liquidity	Table of Contents
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented below:
Summarized Income Statement Data

Millions of Dollars
Nine Months Ended September 30, 2022
Revenues and Other Income	$42,822
Income before income taxes*	15,081
Net Income	15,431
*Includes approximately $7.4 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

	Millions of Dollars
	September 30, 2022	December 31, 2021
Current assets	$10,428	7,689
Amounts due from Non-Obligated Subsidiaries, current	1,613	1,927
Noncurrent assets	77,913	69,841
Amounts due from Non-Obligated Subsidiaries, noncurrent	8,421	7,281
Current liabilities	9,186	8,005
Amounts due to Non-Obligated Subsidiaries, current	3,355	3,477
Noncurrent liabilities	36,634	30,677
Amounts due to Non-Obligated Subsidiaries, noncurrent	20,946	13,007

Contingencies
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. See Note 9.

49	ConocoPhillips 2022 Q3 10-Q

Capital Resources and Liquidity	Table of Contents
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
We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of September 30, 2022, there were 15 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws.
At September 30, 2022, our balance sheet included a total environmental accrual of $182 million, compared with $187 million at December 31, 2021, for remediation activities in the U.S. and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.
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

ConocoPhillips 2022 Q3 10-Q	50

Capital Resources and Liquidity	Table of Contents
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

Our Plan includes the following:
•Build a resilient asset portfolio: Focus on low cost of supply and low GHG intensity resources.
•Commit to near, medium and long-term targets: Reducing operational (Scope 1 and 2) emissions over which we have ownership and control with an ambition to become a net-zero company for Scope 1 and 2 emissions by 2050. These targets include:
•Strengthening our previously announced operational GHG emissions intensity reduction target to 40-50% by 2030 and expanding it to apply to both a gross operated and net equity basis.
•Meeting a further 10% reduction target for methane emissions intensity by 2025 from our 2019 baseline.
•Achieving zero routine flaring by 2025.
•Achieving a near-zero methane intensity target, defined as 1.5 kilograms of carbon dioxide equivalent per BOE or approximately 0.15 percent of natural gas produced by 2030.
•Address end-use emissions: Advocate for a well-designed, economy-wide price on carbon and other policies that would address end-use demand and emissions from high-carbon intensity energy use.
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

51	ConocoPhillips 2022 Q3 10-Q

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
•Global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and gas, including changes as a result of any ongoing military conflict, including the conflict between Russia and Ukraine, and the global response to such conflict, security threats on facilities and infrastructure, or from a public health crisis or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC and other producing countries and the resulting company or third-party actions in response to such changes.
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

ConocoPhillips 2022 Q3 10-Q	52

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
•Changes in tax and other laws, regulations (including alternative energy mandates) or royalty rules applicable to our business.
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

53	ConocoPhillips 2022 Q3 10-Q

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Information about market risks for the nine months ended September 30, 2022 does not differ materially from that discussed under Item 7A in our 2021 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At September 30, 2022, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively at September 30, 2022.
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1.    Legal Proceedings

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the quarter ended September 30, 2022. See Note 9 for information regarding other legal and administrative proceedings.
Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A of our 2021 Annual Report on Form 10-K.

ConocoPhillips 2022 Q3 10-Q	54

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2022	4,670,147	$86.98	4,670,147	$6,729
August 1 - 31, 2022	10,943,703	101.96	10,943,703	5,614
September 1 - 30, 2022	11,700,114	109.21	11,700,114	4,336
	27,313,964		27,313,964
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase program. As of September 30, 2022, we had repurchased $20.7 billion of shares. In October 2022, our Board of Directors approved an increase to our authorization from $25 billion to $45 billion of our common stock to support our plan for future share repurchases. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2021 Annual Report on Form 10-K.

55	ConocoPhillips 2022 Q3 10-Q

Item 6.     Exhibits

10.1*
Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Targeted Variable Long Term Incentive Program, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips dated August 1, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.

ConocoPhillips 2022 Q3 10-Q	56

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Kontessa S. Haynes-Welsh
Kontessa S. Haynes-Welsh
Chief Accounting Officer
November 3, 2022

57	ConocoPhillips 2022 Q3 10-Q