Form 10-K
period 2022-12-31
CONOCOPHILLIPS
filed 2023-02-16
CIK 1163165

2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $89.81, was $114.2 billion.
The registrant had 1,218,776,494 shares of common stock outstanding at January 31, 2023.
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2023 (Part III)

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations
The following industry-specific, accounting and other terms and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP	British pound	DD&A	depreciation, depletion and
amortization
Units of Measurement		FASB	Financial Accounting Standards
BBL	barrel		Board
BCF	billion cubic feet	FIFO	first-in, first-out
BOE	barrels of oil equivalent	G&A	general and administrative
MBD	thousands of barrels per day	GAAP	generally accepted accounting
MCF	thousand cubic feet		principles
MBOD	thousand barrels of oil per day	LIFO	last-in, first-out
MM	million	NPNS	normal purchase normal sale
MMBOE	million barrels of oil equivalent	PP&E	properties, plants and equipment
MMBOD	million barrels of oil per day	VIE	variable interest entity
MBOED	thousands of barrels of oil
equivalent per day
MMBOED	millions of barrels of oil	Miscellaneous
	equivalent per day	DEI	diversity, equity and inclusion
MMBTU	million British thermal units	EPA	Environmental Protection Agency
MMCFD	million cubic feet per day	ESG	environmental, social and governance
		EU	European Union
Industry		FERC	Federal Energy Regulatory
BLM	Bureau of Land Management		Commission
CBM	coalbed methane	GHG	greenhouse gas
E&P	exploration and production	HSE	health, safety and environment
CCS	carbon capture and storage	ICC	International Chamber of Commerce
FEED	front-end engineering and design	ICSID	World Bank’s International
FPS	floating production system		Centre for Settlement of
FPSO	floating production, storage and		Investment Disputes
	offloading	IRS	Internal Revenue Service
G&G	geological and geophysical	OTC	over-the-counter
JOA	joint operating agreement	NYSE	New York Stock Exchange
LNG	liquefied natural gas	SEC	U.S. Securities and Exchange
NGLs	natural gas liquids		Commission
OPEC	Organization of Petroleum	TSR	total shareholder return
	Exporting Countries	U.K.	United Kingdom
PSC	production sharing contract	U.S.	United States of America
PUDs	proved undeveloped reserves	VROC	variable return of cash
SAGD	steam-assisted gravity drainage
WCS	Western Canadian Select
WTI	West Texas Intermediate

1	ConocoPhillips 2022 10-K

Business and Properties	Table of Contents
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
Items 1 and 2. Business and Properties
Corporate Structure
ConocoPhillips is an independent E&P company headquartered in Houston, Texas with operations and activities in 13 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; LNG developments; oil sands assets in Canada; and an inventory of global exploration prospects. On December 31, 2022, we employed approximately 9,500 people worldwide and had total assets of about $94 billion. Total company production for the year was 1,738 MBOED.
ConocoPhillips was incorporated in the state of Delaware in 2001, in connection with, and in anticipation of, the merger between Conoco Inc. and Phillips Petroleum Company. The merger between Conoco and Phillips was consummated on August 30, 2002. In April 2012, ConocoPhillips completed the separation of the downstream business into an independent, publicly traded energy company, Phillips 66.
Segment and Geographic Information

ALASKA
CANADA
LOWER 48
COLOMBIA
NORWAY
LIBYA
QATAR
CHINA
MALAYSIA
AUSTRALIA
Exploration
Production
Exploration and Production
Headquarters

We manage our operations through six operating segments, defined by geographic region: Alaska; Lower 48; Canada; Europe, Middle East and North Africa; Asia Pacific; and Other International. For operating segment and geographic information, see Note 24.

ConocoPhillips 2022 10-K	2

Business and Properties	Table of Contents
We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. At December 31, 2022, our operations were producing in the U.S., Norway, Canada, Australia, Malaysia, Libya, China and Qatar.
The information listed below appears in the “Supplementary Data - Oil and Gas Operations” disclosures following the Notes to Consolidated Financial Statements and is incorporated herein by reference:
•Proved worldwide crude oil, NGLs, natural gas and bitumen reserves.
•Net production of crude oil, NGLs, natural gas and bitumen.
•Average sales prices of crude oil, NGLs, natural gas and bitumen.
•Average production costs per BOE.
•Net wells completed, wells in progress and productive wells.
•Developed and undeveloped acreage.
The following table is a summary of the proved reserves information included in the “Supplementary Data - Oil and Gas Operations” disclosures following the Notes to Consolidated Financial Statements. Approximately 84 percent of our proved reserves are in countries that belong to the Organization for Economic Cooperation and Development. Natural gas reserves are converted to BOE based on a 6:1 ratio: six MCF of natural gas converts to one BOE. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that will enhance the understanding of the following summary reserves table.

	Millions of Barrels of Oil Equivalent
Net Proved Reserves at December 31	2022	2021	2020
Crude oil
Consolidated operations	2,975	2,964	2,051
Equity affiliates	93	63	68
Total Crude Oil	3,068	3,027	2,119

Natural gas liquids
Consolidated operations	845	644	340
Equity affiliates	50	33	36
Total Natural Gas Liquids	895	677	376

Natural gas
Consolidated operations	1,461	1,523	1,011
Equity affiliates	959	617	621
Total Natural Gas	2,420	2,140	1,632

Bitumen
Consolidated operations	216	257	332
Total Bitumen	216	257	332

Total consolidated operations	5,497	5,388	3,734
Total equity affiliates	1,102	713	725
Total company	6,599	6,101	4,459

3	ConocoPhillips 2022 10-K

Business and Properties	Table of Contents
Alaska

Western North Slope
Kuparuk
Prudhoe Bay
Trans-Alaska Pipeline
ALASKA
CANADA
Exploration and Production
Key Development or Program
Pipeline

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas and NGLs. We are the largest crude oil producer in Alaska and have major ownership interests in two of North America’s largest oil fields located on Alaska’s North Slope: Prudhoe Bay and Kuparuk. We operate Kuparuk in addition to several fields on the Western North Slope, in which we have 100 percent interest. Additionally, we are one of Alaska’s largest owners of state, federal and fee exploration leases, with approximately 1.2 million net undeveloped acres at year-end 2022. Alaska operations contributed 16 percent of our consolidated liquids production and two percent of our consolidated natural gas production.

			2022
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Greater Prudhoe Area	36.1%	Hilcorp	67	17	32	90
Greater Kuparuk Area	89.2-94.7	ConocoPhillips	66	—	1	66
Western North Slope	100.0	ConocoPhillips	44	—	1	44
Total Alaska			177	17	34	200
Greater Prudhoe Area
The Greater Prudhoe Area includes the Prudhoe Bay Unit, which consists of the Prudhoe Bay Field and five satellite fields, as well as the Greater Point McIntyre Area fields. Prudhoe Bay, the largest conventional oil field in North America, is the site of a large waterflood and enhanced oil recovery operation, supported by a large gas and water processing operation. Prudhoe Bay’s western satellite fields are Aurora, Borealis, Polaris, Midnight Sun and Orion, while the Point McIntyre, Niakuk, Raven, Lisburne and North Prudhoe Bay State fields are part of the Greater Point McIntyre Area. Field installations include seven production facilities, two gas plants, two seawater plants and a central power station. Activity in 2022 consisted of rotary and coil tubing drilling throughout the year.
Greater Kuparuk Area
We operate the Greater Kuparuk Area, which includes the Kuparuk River Unit, consisting of the Kuparuk Field and four satellite fields: Tarn, Tabasco, Meltwater and West Sak. Kuparuk is located 40 miles west of the Prudhoe Bay Field. Field installations include three central production facilities which separate oil, natural gas and water as well as a seawater treatment plant. Development drilling at Kuparuk consists of rotary-drilled wells and horizontal multi-laterals from existing wellbores utilizing coiled-tubing drilling.

ConocoPhillips 2022 10-K	4

Business and Properties	Table of Contents
Western North Slope
On the Western North Slope, we operate the Colville River Unit and the Greater Mooses Tooth Unit.

The Colville River Unit includes the Alpine Field and three satellite fields: Nanuq, Fiord and Qannik, which are located approximately 34 miles west of the Kuparuk Field. Field installations include one central production facility which separates oil, natural gas and water. In May 2022, Fiord West Kuparuk achieved first production.
The Greater Mooses Tooth Unit is the first unit established entirely within the National Petroleum Reserve Alaska (NPR-A). In 2017, we began construction in the unit with two phases: Greater Mooses Tooth #1 (GMT1) and Greater Mooses Tooth #2 (GMT2). GMT1 achieved first oil in 2018 and completed drilling in 2019. First oil for GMT2 was achieved in late 2021.

2022 activity on the Western North Slope consisted of rotary and extended reach drilling throughout the year.
Exploration
Appraisal activities of the Willow Discovery in the Bear Tooth Unit in the NPR-A concluded in 2020. A Final Supplemental Environmental Impact Statement was released on February 1, 2023 and published in the Federal Register on February 3, 2023, with a record of decision to follow no sooner than 30 days afterwards.
We continued evaluating the Narwhal trend throughout 2022, purchasing additional seismic data and drilling a second injector well to allow a fully supported production test. We are planning future Narwhal development from the existing Alpine CD4 infrastructure to help inform the design and optimization of the future CD8 pad.
We plan to drill the Bear-1 exploration well at a location 30 miles south of the Kuparuk River Unit and east of the Colville River on state lands in early 2023. The well will test the Brookian topset play.
In late 2021, the Coyote Brookian topset exploration prospect in the Kuparuk River Unit was tested with a near vertical sidetrack from an existing wellbore. The well was fracture stimulated and tested in early 2022. We are planning further appraisal drilling in 2023.
Transportation
We transport the petroleum liquids produced on the North Slope to Valdez, Alaska through an 800-mile pipeline that is part of Trans-Alaska Pipeline System (TAPS). We have a 29.5 percent ownership interest in TAPS, and we also have ownership interests in and operate the Alpine, Kuparuk and Oliktok pipelines on the North Slope.
Our wholly owned subsidiary, Polar Tankers, Inc., manages the marine transportation of our North Slope production, using five company-owned, double-hulled tankers, and charters third-party vessels, as necessary. The tankers deliver oil from Valdez, Alaska, primarily to refineries on the west coast of the U.S.

5	ConocoPhillips 2022 10-K

Business and Properties	Table of Contents
Lower 48

Bakken
LOWER 48
Delaware Basin
Midland Basin
Eagle Ford
Houston

Exploration and Production ★ Headquarters ▼ Key Development or Program

The Lower 48 segment consists of operations located in the 48 contiguous U.S. states and the Gulf of Mexico, with a portfolio mainly consisting of low cost of supply, short cycle time, resource-rich unconventional plays and commercial operations. Based on 2022 production volumes, the Lower 48 is the company’s largest segment and contributed 64 percent of our consolidated liquids production and 72 percent of our consolidated natural gas production.

	2022
	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Delaware Basin	258	114	752	498
Eagle Ford	117	58	271	220
Midland Basin	91	31	196	155
Bakken	59	15	127	95
Other*	9	3	56	21
Total Lower 48	534	221	1,402	989
*Other also includes select noncore assets that were divested in 2022.
At December 31, 2022, we held 10.3 million net acres of onshore unconventional and conventional acreage in the Lower 48, the majority of which is either held by production or owned by the company. Our significant unconventional holdings are in the following areas:
•659,000 net acres in the Delaware Basin, located in West Texas and southeastern New Mexico.
•199,000 net acres in the Eagle Ford, located in South Texas.
•251,000 net acres in the Midland Basin, located in West Texas.
•560,000 net acres in the Bakken, located in North Dakota and eastern Montana.
The majority of our 2022 production activities were centered on continued development of onshore assets, with an emphasis on areas with low cost of supply, particularly in growing unconventional plays. Our major focus in 2022 included the following areas:
•Delaware Basin—We operated ten rigs and three frac crews on average during 2022, resulting in 186 operated wells drilled and 153 operated wells brought online. We also participated in partner operated wells. Production increased in 2022 compared with 2021 primarily related to our Shell Permian acquisition, averaging 498 MBOED and 286 MBOED, respectively.
•Eagle Ford—We operated six rigs and three frac crews on average during 2022, resulting in 125 operated wells drilled and 153 operated wells brought online. Production increased in 2022 compared with 2021, averaging 220 MBOED and 211 MBOED, respectively.
•Midland Basin—We operated five rigs and two frac crews on average during 2022, resulting in 99 operated wells drilled and 111 operated wells brought online. Production increased in 2022 compared with 2021, averaging 155 MBOED and 136 MBOED, respectively.
•Bakken—We operated two rigs and one frac crew on average during 2022, resulting in 33 operated wells drilled and 43 operated wells brought online. We also participated in partner operated wells. Production increased in 2022 compared with 2021, averaging 95 MBOED and 94 MBOED, respectively.
Acquisitions and Dispositions
Throughout 2022, we completed sales of certain noncore assets, executed multiple acreage swaps and completed an acquisition that cored up acreage in Eagle Ford. See Note 3.
Facilities
We operate and own, with varying interests, centralized condensate processing facilities in Texas and New Mexico in support of our Eagle Ford, Delaware and Midland assets.

ConocoPhillips 2022 10-K	6

Business and Properties	Table of Contents
Canada

CANADA
Montney
Surmont
Exploration and Production
Key Development or Program

Our Canadian operations consist of the Surmont oil sands development in Alberta and the liquids-rich Montney unconventional play in British Columbia and commercial operations. In 2022, operations in Canada contributed six percent of our consolidated liquids production and three percent of our consolidated natural gas production.

			2022
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Bitumen MBD	Total MBOED
Average Daily Net Production
Surmont	50.0%	ConocoPhillips	—	—	—	66	66
Montney	100.0	ConocoPhillips	6	3	61	—	19
Total Canada			6	3	61	66	85
Surmont
Our bitumen resources in Canada are produced via an enhanced thermal oil recovery method called SAGD, whereby steam is injected into the reservoir, effectively liquefying the heavy bitumen, which is recovered and pumped to the surface for further processing. Operations include two central processing facilities for treatment and blending of bitumen. At December 31, 2022, we held approximately 600,000 net acres of land in the Athabasca Region of northeastern Alberta.
The Surmont oil sands leases are located approximately 35 miles south of Fort McMurray, Alberta. Surmont is a 50/50 joint venture with Total Energies SE that offers long-lived, sustained production. We are focused on keeping facilities full, structurally lowering costs, reducing GHG intensity and optimizing asset performance.
In 2022, we began construction on the asset's next pad (Pad 267), which included the drilling of 24 well pairs. First production on Pad 267 is expected in early 2024.

In 2021, we began processing a portion of Surmont’s blended bitumen at the Diluent Recovery Unit constructed in Alberta, unlocking additional value for the asset by providing additional market access to our heavy crude oil. In 2019, Surmont implemented the use of condensate for bitumen blending through the central processing facility 2; enabling the asset to lower blend ratio and diluent supply costs, gain protection from synthetic crude oil supply disruptions and gain optionality on sales products. The alternative blend project was completed in 2021 at central processing facility 1. Full Surmont Heavy Dilbit (condensate bitumen blend) was first produced across both facilities in the fourth quarter of 2021.
Montney
The Montney is an unconventional resource play located in northeastern British Columbia. At December 31, 2022, we held approximately 300,000 acres of land with 100 percent working interest in the liquids-rich section of the Montney.
In 2022, development activity consisted of drilling 17 horizontal wells and bringing 12 wells online. In addition, we are progressing development of additional pads along with construction on the second phase of our processing facility with start-up scheduled for the third quarter of 2023.
Exploration
Our primary exploration focus is assessing our Montney acreage. In 2023, appraisal drilling and completions activity within the Montney will continue to explore the area’s resource potential.

7	ConocoPhillips 2022 10-K

Business and Properties	Table of Contents
Europe, Middle East and North Africa

The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea; the Norwegian Sea; Qatar; Libya; and commercial and terminalling operations in the U.K. In 2022, operations in Europe, Middle East and North Africa contributed nine percent of our consolidated liquids production and 17 percent of our consolidated natural gas production.
Norway

			2022
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Greater Ekofisk Area	30.7-35.1%	ConocoPhillips	43	2	37	51
Heidrun	24.0	Equinor	11	—	42	19
Aasta Hansteen	10.0	Equinor	—	—	84	14
Troll	1.6	Equinor	1	—	62	12
Visund	9.1	Equinor	2	1	50	11
Alvheim	20.0	Aker BP	8	—	14	10
Other	Various	Equinor	6	—	17	8
Total Norway			71	3	306	125
The Greater Ekofisk Area is located approximately 200 miles offshore Stavanger, Norway, in the North Sea, and comprises four producing fields: Ekofisk, Eldfisk, Embla and Tor. Crude oil is exported to our operated terminal located at Teesside, England, and the natural gas is exported to Emden, Germany. The Ekofisk and Eldfisk fields consist of several production platforms and facilities, with development drilling continuing over the coming years. Currently there are two development projects, Tommeliten A and Eldfisk North within the Greater Ekofisk Area. These subsea developments will be tied back to Ekofisk and Eldfisk respectively, with first production expected in 2024. Additionally in 2022, we received a 20-year extension on our production licenses in the Greater Ekofisk Area until 2048.
The Heidrun Field is located in the Norwegian Sea. Produced crude oil is stored in a floating storage unit and exported via shuttle tankers. Most of the gas is transported to Europe via gas processing terminals in Norway with some reinjected for pressure support if required. A portion of the gas is also transported for use as feedstock in a methanol plant in Norway, in which we have an 18 percent interest.
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

ConocoPhillips 2022 10-K	8

Business and Properties	Table of Contents
Visund is an oil and gas field located in the North Sea and consists of a floating drilling, production and processing unit, and subsea installations. Crude oil is transported by pipeline to a nearby third-party field for storage and export via tankers. The natural gas is transported to a gas processing plant at Kollsnes, Norway, through the Gassled transportation system.

The Alvheim Field is located in the northern part of the North Sea near the border with the U.K. sector, and consists of a FPSO vessel and subsea installations. Produced crude oil is exported via shuttle tankers, and natural gas is transported to the Scottish Area Gas Evacuation (SAGE) Terminal at St. Fergus, Scotland, through the SAGE Pipeline. The Kobra East Gekko (KEG) project, a new subsea tieback to the Alvheim FPSO, is currently being developed, with first production expected in 2024.
We also have varying ownership interests in two other producing fields in the Norway sector of the North Sea.
Exploration
In 2022, we executed a four-well exploration and appraisal campaign which included the Slagugle appraisal well and exploration of the Peder, Bounty and Lamba prospects. Additionally in 2022, we participated in the Othello partner operated exploration well. None of the exploration wells resulted in commercial discovery of hydrocarbons, and all were permanently plugged and abandoned. Slagugle is a discovery that we are continuing to evaluate. In 2022, we were awarded three new exploration licenses, PL1146, PL1163, and PL1166, and executed a trade to enter license PL1099.
Transportation
We have a 35.1 percent interest in the Norpipe Oil Pipeline System, a 220-mile pipeline which carries crude oil from Ekofisk to a crude oil stabilization and NGLs processing facility in Teesside, England.
Facilities
We operate and have a 40.25 percent ownership interest in a crude oil stabilization and NGLs processing facility at Teesside, England to support our Norway operations.

9	ConocoPhillips 2022 10-K

Business and Properties	Table of Contents
Qatar

			2022
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
QG3	30.0%	Qatargas Operating Company Limited	13	8	374	83
QG3 is an integrated development jointly owned by QatarEnergy (68.5 percent), ConocoPhillips (30 percent) and Mitsui & Co., Ltd. (1.5 percent). QG3 consists of upstream natural gas production facilities, which produce approximately 1.4 billion gross cubic feet per day of natural gas from Qatar’s North Field over a 25-year life, in addition to a 7.8 million gross tonnes per year LNG facility. LNG is shipped in leased LNG carriers destined for sale globally.
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
During 2022 we were awarded a 25 percent interest in each of two new joint ventures with QatarEnergy that will participate in the North Field East (NFE) and North Field South (NFS) LNG projects. Formation of the NFE joint venture (QG8) closed in December 2022 and we anticipate that the formation of the NFS joint venture (QG12) will close in early 2023. See Note 3 and Note 4.
Libya

			2022
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Waha Concession	20.4%	Waha Oil Co.	36	—	22	40
The Waha Concession consists of multiple concessions for exploration and production activity and encompasses nearly 13 million gross acres onshore in the Sirte Basin. In 2022, we had 26 crude liftings from Es Sider terminal.

In November 2022, ConocoPhillips and TotalEnergies completed the joint acquisition of Hess Libya Waha Ltd., which increased our interest in the Waha Concession by 4.1 percent to 20.4 percent.

ConocoPhillips 2022 10-K	10

Business and Properties	Table of Contents
Asia Pacific

The Asia Pacific segment has exploration and production operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. In 2022, operations in the Asia Pacific segment contributed five percent of our consolidated liquids production and six percent of our consolidated natural gas production.
Australia

			2022
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Australia Pacific LNG	47.5%	ConocoPhillips/Origin Energy	—	—	817	136
Australia Pacific LNG Pty Ltd. (APLNG), our joint venture with Origin Energy Limited and China Petrochemical Corporation (Sinopec), is focused on producing CBM from the Bowen and Surat basins in Queensland, Australia, to supply the domestic gas market and convert the CBM into LNG for export. Origin operates APLNG’s upstream production and pipeline system, and we operate the downstream LNG facility, located on Curtis Island near Gladstone, Queensland, as well as the LNG export sales business.
We operate two fully subscribed 4.5 million metric tonnes per year LNG trains. Approximately 3,500 net wells are ultimately expected to supply both the LNG sales contracts and domestic gas market. The wells are supported by gathering systems, central gas processing and compression stations, water treatment facilities and an export pipeline connecting the gas fields to the LNG facilities. The LNG is being sold to Sinopec under 20-year sales agreements for 7.6 million metric tonnes of LNG per year, and Japan-based Kansai Electric Power Co., Inc. under a 20-year sales agreement for approximately 1 million metric tonnes of LNG per year.
In February 2022, we completed the acquisition of an additional 10 percent interest in APLNG from Origin Energy, increasing our ownership to 47.5 percent, with Origin and Sinopec retaining 27.5 percent and 25 percent interests, respectively.
For additional information, see Note 4 and Note 10.
Exploration
In 2019, we entered into an agreement with 3D Oil to acquire a 75 percent interest in and operatorship of an offshore Exploration Permit (T/49P) located in the Otway Basin, Australia. We obtained an additional five percent interest, increasing our interest to 80 percent, in June 2020. A 3D seismic survey acquisition was completed in October 2021, and this data is being evaluated for future exploration drilling opportunities.
In October 2022, we entered into a Joint Operating Agreement with 3D Oil for an 80 percent interest in Exploration Permit (VIC/P79) in the Otway Basin, Australia. The transaction is pending final regulatory approvals which are expected in the first half of 2023. Existing seismic data is currently being reprocessed and will be evaluated for future exploration drilling opportunities.

11	ConocoPhillips 2022 10-K

Business and Properties	Table of Contents
Indonesia

			2022
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
South Sumatra	54.0%	ConocoPhillips	—	—	48	8
In March 2022, we completed the sale of our subsidiary that indirectly held the company’s 54 percent interest in the Indonesia Corridor Block PSC and a 35 percent shareholding interest in the Transasia Pipeline Company. See Note 3.
China

			2022
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Penglai	49.0%	CNOOC	30	—	—	30
Penglai
In 2022, Chinese National Offshore Oil Corporation (CNOOC) and ConocoPhillips approved adjustments to our Bohai PSC production licenses, aligning all three Penglai Field licenses to expire in 2039.

The Penglai 19-3, 19-9 and 25-6 fields are located in the Bohai Bay Block 11/05 and are being developed in stages.

Phase 3 consists of three new wellhead platforms and a central processing platform. First production from Phase 3 was achieved in 2018. This project could include up to 186 wells, 157 of which have been completed and brought online as of December 2022.
Phase 4A consists of one new wellhead platform and achieved first production in 2020. This project could include up to 62 new wells, 33 of which have been completed and brought online as of December 2022.
Phase 4B is currently under construction and consists of two new wellhead platforms. This project could include up to 160 new wells.
Malaysia

			2022
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Gumusut	29.5%	Shell	14	—	—	14
Malikai	35.0	Shell	13	—	—	13
Kebabangan (KBB)	30.0	KPOC	1	—	65	12
Siakap North-Petai	21.0	PTTEP	3	—	1	3
Total Malaysia			31	—	66	42
We have varying stages of exploration, development and production activities across approximately 2.7 million net acres in Malaysia, with working interests in six PSCs. Four of these PSCs are located in waters off the eastern Malaysian state of Sabah: Block G, Block J, the Kebabangan Cluster (KBBC), which we do not operate, and Block SB405, an operated exploration block acquired in 2021. We also operate another two exploration blocks, Block WL4-00 and Block SK304, in waters off the eastern Malaysian state of Sarawak.

ConocoPhillips 2022 10-K	12

Business and Properties	Table of Contents
Block J
Gumusut
We currently have a 29.5 percent working interest in the unitized Gumusut Field. Gumusut Phase 3 first oil was achieved in 2022. Development drilling associated with Gumusut Phase 4, a four-well program targeting the Brunei acreage of the unitized Gumusut Field that straddles Malaysia and Brunei waters, is planned to commence in early 2024 with first oil anticipated in late 2024.
KBBC
The KBBC PSC grants us a 30 percent working interest in the KBB, Kamunsu East and Kamunsu East Upthrown Canyon gas and condensate fields.
KBB
During 2019, KBB tied-in to a nearby third-party floating LNG vessel which provided increased gas offtake capacity. Production from the field has been reduced since January 2020, due to the rupture of a third-party pipeline which carries gas production from KBB to one of its markets. The third-party operator continues to progress the pipeline repair.
Block G
Malikai
We hold a 35 percent working interest in Malikai. Malikai Phase 2 development first oil was achieved in February 2021.
Siakap North-Petai
We hold a 21 percent working interest in the unitized Siakap North-Petai (SNP) oil field. First oil from SNP Phase 2 was achieved in November 2021.
Exploration
In 2017, we were awarded operatorship and a 50 percent working interest in Block WL4-00, which included the existing Salam-1 oil discovery and encompassed 0.6 million gross acres. In 2018 and 2019, we drilled exploration and appraisal wells, resulting in oil discoveries under evaluation at Salam and Benum Fields. In 2022, we drilled two additional appraisal wells and one exploration well to evaluate the oil discoveries. The Gagau-1 exploration well made a sub-commercial gas discovery and was expensed as a dry hole. The information from the well results will help optimize future development plans.
In 2018, we were awarded a 50 percent working interest and operatorship of Block SK304 encompassing 2.1 million gross acres off the coast of Sarawak, offshore Malaysia. We acquired 3D seismic over the acreage and completed processing of this data in 2019. The Mersing-1 exploration well was drilled in 2022, did not encounter any significant hydrocarbons and was expensed as a dry hole. SK304 is a block that we are continuing to evaluate.
In 2021, we were awarded operatorship and an 85 percent working interest in Block SB405 encompassing 1.4 million gross acres off the coast of Sabah, offshore Malaysia. A 3D seismic survey was acquired in 2022, and processing and evaluation of this data will be ongoing through 2023.
Other International

The Other International segment includes interests in Colombia as well as contingencies associated with prior operations in other countries.
Colombia
We have an 80 percent operated interest in the Middle Magdalena Basin Block VMM-3 extending over approximately 67,000 net acres. In addition, we have an 80 percent working interest in the VMM-2 Block which extends over approximately 58,000 net acres and is contiguous to the VMM-3 Block. The blocks are currently in Force Majeure due to the lack of a defined Environmental Licensing process.
Venezuela
For discussion of our contingencies in Venezuela, see Note 11.

13	ConocoPhillips 2022 10-K

Business and Properties	Table of Contents
Other
Marketing Activities
Our Commercial organization manages our worldwide commodity portfolio, which mainly includes natural gas, crude oil, bitumen, NGLs and LNG. Marketing activities are performed through offices in the U.S., Canada, Europe and Asia. In marketing our production, we attempt to minimize flow disruptions, maximize realized prices and manage credit-risk exposure. Commodity sales are generally made at prevailing market prices at the time of sale. We also purchase and sell third-party commodity volumes to better position the company to satisfy customer demand while fully utilizing transportation and storage capacity.
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
LNG
LNG marketing efforts are focused on equity LNG production facilities located in Australia and Qatar. LNG is primarily sold under long-term contracts with prices based on market indices. In 2022, we entered into several agreements with Sempra entities in connection with the Port Arthur LNG (PALNG) facility, including a 20-year sale and purchase agreement for 5 million tonnes per annum (MTPA) of LNG offtake at the start-up of Phase 1 of the PALNG facility. In addition, we will acquire 30 percent of the equity in Phase 1 of PALNG. Development of PALNG is subject to completing required commercial agreements and resolving a number of risks and uncertainties, obtaining financing and reaching a final investment decision, among other factors. In addition, we secured regasification capacity at the German LNG terminal in Brunsbuttel that will provide access to the German natural gas market.
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

ConocoPhillips 2022 10-K	14

Business and Properties	Table of Contents
Technology
We have several technology programs that improve our ability to develop unconventional reservoirs, increase recoveries from our legacy fields, improve the efficiency of our exploration program, produce heavy oil economically with lower emissions and implement sustainability measures.

LNG Liquefaction
We are the second-largest LNG liquefaction technology provider globally. Our Optimized Cascade® LNG liquefaction technology has been licensed for use in 28 LNG trains around the world, with feasibility studies ongoing for additional trains.

Low-Carbon Technologies
In 2021, we established a multi-disciplinary Low-Carbon Technologies organization, with the remit to support our net-zero ambition, understand the alternative energy landscape and prioritize opportunities for future competitive investment.
Throughout 2022, we continued our focus on implementing emissions reduction projects across our global portfolio, including production efficiency measures and methane and flaring reductions. In September 2021, we strengthened our 2030 GHG emissions intensity reduction target to 40-50 percent from a 2016 baseline and expanded the target to apply on both a gross operated and net equity basis. To help achieve this goal, the Low-Carbon Technologies organization worked with the company's business units to begin developing and implementing region-specific net-zero scenarios identifying potential technology solutions for hard-to-abate emissions, and piloting new methods to reduce and accelerate Scope 1 and Scope 2 emissions reduction. Potential projects evaluated included CCS and electrification studies, zero/low emission equipment design enhancements, installations to continuously monitor and detect methane emissions, and operational changes to reduce flaring and methane venting volumes.

Within the low-carbon opportunities landscape, the company has prioritized opportunities in CCS and hydrogen. In 2022, we evaluated carbon dioxide storage sites along the U.S. Gulf Coast, progressed land acquisition efforts and business development work, initiated permitting activities for a potential appraisal well for carbon sequestration and advanced engineering studies for multiple opportunities. In Europe, we continued evaluation of a carbon capture solution to reduce emissions at the operated Teesside Oil Terminal with engineering studies and a due diligence phase with the United Kingdom's Department for Business, Energy and Industrial Strategy.
Delivery Commitments
We sell crude oil and natural gas from our producing operations under a variety of contractual arrangements, some of which specify the delivery of a fixed and determinable quantity. Our commercial organization also enters into natural gas sales contracts where the source of the natural gas used to fulfill the contract can be the spot market or a combination of our reserves and the spot market. Worldwide, we are contractually committed to deliver approximately 578 billion cubic feet of natural gas, 345 million barrels of crude oil and 12.9 million megawatt hours of electricity in the future. These contracts have various expiration dates through the year 2030. We expect to fulfill these delivery commitments with third-party purchases, as supported by our gas management and power supply agreements; proved developed reserves; and PUDs. See the disclosure on “Proved Undeveloped Reserves” in the “Supplementary Data - Oil and Gas Operations” section following the Notes to Consolidated Financial Statements, for information on the development of PUDs.
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
We compete with numerous other companies in the industry, including state-owned companies, to locate and obtain new sources of supply and to produce oil, bitumen, NGLs and natural gas in an efficient, cost-effective manner. We deliver our production into the worldwide commodity markets. Principal methods of competing include geological, geophysical and engineering research and technology; experience and expertise; equipment and personnel; economic analysis in connection with portfolio management; and safely operating oil and gas producing properties.

15	ConocoPhillips 2022 10-K

Business and Properties	Table of Contents
Human Capital Management
Values, Principles and Governance
At ConocoPhillips, our human capital management (HCM) approach starts with a foundation in our core SPIRIT Values – Safety, People, Integrity, Responsibility, Innovation, and Teamwork. These SPIRIT Values set the tone for how we interact with all of our internal and external stakeholders. We believe a safe organization is a successful organization, and therefore, we prioritize personal and process safety across the company. Our SPIRIT Values are a source of pride. Our day-to-day work is guided by the principles of accountability and performance, which means the way we do our work is as important as the results we deliver. We believe these core values and principles set us apart, align our workforce and provide a foundation for our culture.
Our Executive Leadership Team (ELT) and our Board of Directors play a key role in setting our HCM strategy and driving accountability for meaningful progress. The ELT and Board of Directors engage often on workforce-related topics. Our HCM programs are overseen and administered by our human resources function with support from business leaders across the company.
We depend on our workforce to successfully execute our company’s strategy and we recognize the importance of creating a workplace where our people feel valued. Our HCM programs are built around three pillars that we believe are necessary for success: a compelling culture, a world-class workforce and strong external engagement. Each of these pillars is described in more detail below.
A Compelling Culture
How we do our work is what sets us apart and drives our performance. We’re experts in what we do and continuously find ways to do our jobs better. We value diversity and create an inclusive culture of belonging. Together, we deliver strong performance, but not at all costs. We embrace our core cultural attributes that are shared by everyone, everywhere.
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
We continuously look for ways to operate more safely, efficiently and responsibly. We focus on reducing human error by emphasizing interaction among people, equipment and work processes. By being curious about how work is done, recognizing error-likely situations and applying safeguards, we can reduce the likelihood and severity of unexpected incidents. We conduct thorough investigations of all serious incidents to understand the root cause and share lessons learned globally to improve our procedures, training, maintenance programs and designs. As we integrate various assets through acquisitions, it is important that we drive this culture of continuous learning and improvement, refine our existing HSE processes and tools and enhance our commitment to safe, efficient and responsible operations.
COVID-19 Response
In 2022, the number of COVID-19 cases across the company was significantly less than the prior two years. With less risk to our operations, the Crisis Management Support Team that had been in place since the beginning of the pandemic, was disbanded in August; however, our Health Services organization continues to monitor the situation and support business units and functions as needed to minimize any potential for business interruption.
Diversity, Equity and Inclusion
At ConocoPhillips, we believe our unique differences power the future of energy. Our DEI vision is to foster an inclusive culture that values the rich mixture of backgrounds, identities and workstyles of our people, built on equitable practices that support all employees in unlocking their full potential. Our commitment to DEI is foundational to our SPIRIT Values and to achieving our business objectives. All employees play a part in creating and sustaining an inclusive work environment because everyone benefits from DEI.

ConocoPhillips 2022 10-K	16

Business and Properties	Table of Contents
The ELT has ultimate accountability for advancing our DEI commitments through a governance structure that includes a Chief Diversity Officer (CDO), a dedicated DEI organization and a global DEI Council consisting of senior leaders from across the company. The company sets goals and measures progress based on a transparent DEI strategy with four pillars that guide our focus and approach: people, programs and processes, culture and our external brand and reputation. All company leaders are accountable for setting personal DEI goals and advancing DEI through local efforts. Our DEI efforts and progress are regularly reviewed with the Board of Directors.

In 2022, we welcomed our new CDO. Over the course of the year, the CDO established the DEI organization and embarked on a global listening tour to understand the impact of current efforts, areas for improvement and the overall employee experience. Based on the insights and perspectives from employees, the company’s DEI strategy was refreshed. Highlights from our 2022 DEI accomplishments include:
•Reviewing the results of the 2022 Perspectives survey and continuing to integrate the insights into our DEI efforts;
•Staffing the newly established DEI organization;
•Launching our DEI Dashboards 2.0 internally, which feature expanded global and U.S. workforce metrics and industry benchmark data; and
•Hosting our inaugural Black Leadership Symposium to support future leadership diversity in the company.
We continue to actively monitor diversity metrics on a global basis. We are committed to being transparent as we build a more diverse, equitable and inclusive workplace. Tables of 2022 employee demographics by gender and ethnicity, and by country, are shown below:
2022 Employees by Gender and Race/Ethnicity

	Global		U.S.
	Male	Female	White	POC*
All Employees	73%	27%	70%	30%
All Leadership	74	26	77	23
Top Leadership	75	25	82	18
Junior Leadership	74	26	75	25
*"POC" refers to People of Color or racial and ethnic minorities self-reported in the U.S.

2022 Employees by Country	Percent of Total
U.S.	66%
Norway	17
Canada	9
Australia	3
U.K.	3
China	1
Other Global Locations	1
100%
A World-Class Workforce
Our HCM approach addresses programs and processes necessary for ensuring we have an engaged workforce with the skills to meet our business needs. We take a holistic view of HCM that addresses each of the critical components of workforce planning. These are described in more detail below.

17	ConocoPhillips 2022 10-K

Business and Properties	Table of Contents
Recruitment
Our continued success requires a strong global workforce that can contribute the right skills, in the right places, to achieve our strategic objectives. We offer university internships across multiple disciplines to attract the best early-career talent. We partner with top diversity organizations and universities, including Hispanic-serving organizations and Historically Black Colleges and Universities. We also recruit extensively for external experienced hires to supplement our university and internal pipeline. These individuals bring critical skills and help us to maintain a broad range of expertise and experience. We have taken significant steps to embed inclusion into each step of our recruiting practices, including adapting the way we construct job descriptions to using intentionally diverse interview panels. We conduct routine talent assessments with leaders to ensure we have the organizational capacity and capabilities to execute our business plans.
We closely monitor recruitment metrics through our internal university and experienced hire dashboards and track voluntary turnover metrics to guide our retention activities.

2022 Hiring & Attrition Metrics	Percent of Total
U.S. University hire acceptance	70%
U.S. Interns acceptance	68
Diversity hiring - Women	29
Diversity hiring - U.S. POC	41
Total voluntary attrition	6
Employee Engagement and Development
We focus on the engagement and development of our workforce and encourage our employees to build diverse and fulfilling careers with ConocoPhillips. We develop our workforce through a combination of on-the-job learning, formal training, regular feedback, coaching and mentoring. Skills-based Talent Management Teams (TMTs) guide targeted employee development and career progression by skills, discipline and location. The TMTs help identify our workforce planning needs and assess the availability of critical skill sets within the company. We use a performance management program focused on objectivity, credibility and transparency. The program includes broad stakeholder feedback, real-time monetary and non-monetary recognition and a formal “how” rating to assess behaviors to ensure they align with our SPIRIT Values.

We empower our employees to grow their careers through personal and professional development opportunities, including individual development plans, annual career development conversations with supervisors, a voluntary 360-feedback tool and training on a broad range of technical and professional skills. Succession planning is a top priority for management and the Board of Directors. This work ensures we have the talent available for future leadership roles and serves to inspire employees to reach their ultimate potential and limit business interruption.

Taking steps to measure and assess employee satisfaction and engagement is at the heart of long-term business success and creating a great place to work for our global workforce. Since 2019, the ConocoPhillips Perspectives Survey has become our primary listening platform for gathering feedback on employee sentiment and promoting our “Who We Are” culture. Our leadership reviews the survey feedback to guide priorities and goals. Our employee feedback strategy is delivered through this annual engagement survey and as needed; shorter ad hoc pulse surveys are leveraged to unlock targeted insights in support of our human capital priorities.
Compensation, Benefits and Well-Being
We offer competitive, performance-based compensation packages and have global equitable pay practices. Our compensation programs are generally comprised of a base pay, the annual Variable Cash Incentive Program (VCIP) and, for eligible employees, the Restricted Stock Unit (RSU) program. From the CEO to the frontline worker, every employee participates in VCIP, our annual incentive program, which aligns employee compensation with ConocoPhillips’ success on critical performance metrics and also recognizes individual performance. Our RSU program is designed to attract and retain employees, reward performance and align employee interest with stockholders by encouraging stock ownership. Our retirement and savings plans are intended to support the financial futures of our employees and are competitive within local markets.

ConocoPhillips 2022 10-K	18

Business and Properties	Table of Contents
We routinely benchmark our global compensation and benefits programs to ensure they are competitive, inclusive, aligned with company culture and allow our employees to meet their individual needs and the needs of their families. We provide flexible work schedules and competitive time off, including parental leave policies in many locations. We also offer employees flexibility through the Hybrid Office Work (HOW) program in all of our global locations, which provides eligible employees a combination of work from both office and home. We also provide coverage for families requiring disability support, elder care and childcare, including onsite childcare, where access locally is a challenge.

Our global wellness programs include biometric screenings and fitness challenges designed to educate and promote a healthy lifestyle. All employees have access to our employee assistance program, and many of our locations offer custom programs to support mental well-being.
Compensation Risk Mitigation
We have considered the risks associated with each of our executive and broad-based compensation programs and policies. As part of the analysis, we considered the performance measures we use as well as the different types of compensation, varied performance measurement periods and extended vesting schedules that we utilize under each incentive compensation program. As a result of this review, management concluded that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the company. As part of the Board of Directors’ oversight of our risk management programs, the Human Resources Compensation Committee (HRCC) conducts a similar review with the assistance of its independent compensation consultant. The HRCC agrees with management’s conclusion that the risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on the company.
External Engagement
We care about our neighbors in the communities in which we operate. We actively support and participate in leadership conferences, trade associations and minority nonprofit organizations.

Our employees make our communities stronger. We are proud to support their generous involvement in local charitable activities through employee volunteerism and giving programs that include United Way campaigns, matching gift contributions and volunteer grants.
While we have been recognized for our ESG and DEI efforts, we know that it takes ongoing commitment to make sustainable progress.
General
At the end of 2022, we held a total of 1,249 active patents in 49 countries worldwide, including 472 active U.S. patents. During 2022, we received 46 patents in the U.S. and 124 foreign patents. Our products and processes generated licensing revenues of $86 million related to activity in 2022. The overall profitability of any business segment is not dependent on any single patent, trademark, license, franchise or concession.
The environmental information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 54 through 56 under the captions “Environmental” and “Climate Change” is incorporated herein by reference. It includes information on expensed and capitalized environmental costs for 2022 and those expected for 2023 and 2024.
Website Access to SEC Reports
Our internet website address is www.conocophillips.com. Information contained on our internet website is not part of this report on Form 10-K.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov.

19	ConocoPhillips 2022 10-K

Risk Factors	Table of Contents
Item 1A. Risk Factors
You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K. These risk factors are not the only risks we face. Our business could also be affected by additional risks and uncertainties not currently known to us or that we currently consider to be immaterial. If any of these risks or other risks that are yet unknown or currently considered immaterial were to occur, our business, operating results and financial condition, as well as the value of an investment in our common stock, could be materially and adversely affected.
Risks Related to Our Industry
Our operating results, our ability to execute on our strategy and the carrying value of our assets are exposed to the effects of changing commodity prices.
Among the most significant factors impacting the Company’s revenues, operating results and future rate of growth are the sales prices for crude oil, bitumen, LNG, natural gas and NGL. These prices can fluctuate widely, and many of the factors influencing the prices are beyond our control. Between January 2020 and December 2022, WTI crude oil prices ranged from a low of a negative $38 per barrel in April 2020 to a high of $124 per barrel in March 2022. Given the volatility in commodity price drivers and the worldwide political and economic environment, including potential economic slowdowns or recessions, as well as increased uncertainty generated by recent (and potential future) armed hostilities in various oil-producing regions around the globe, prices for crude oil, bitumen, LNG, natural gas and NGLs may continue to be volatile.
Low commodity prices could have a material adverse effect on our revenues, operating income, cash flows and liquidity, and may also affect the amount of dividends we elect to declare and pay on our common stock and the amount of shares we elect to acquire as part of the share repurchase program and the timing of such acquisitions. Lower prices may also limit the amount of reserves we can produce economically, thus adversely affecting our proved reserves and reserve replacement ratio and accelerating the reduction in our existing reserve levels as we continue production from upstream fields. Prolonged depressed prices may affect strategic decisions related to our operations, including decisions to reduce capital investments or curtail operated production.
Significant reductions in crude oil, bitumen, LNG, natural gas and NGL prices could also require us to reduce our capital expenditures, impair the carrying value of our assets or discontinue the classification of certain assets as proved reserves. Although it is not reasonably practicable to quantify the impact of any future impairments or estimated change to our unit-of-production rates at this time, our results of operations could be adversely affected as a result.
Unless we successfully develop resources, the scope of our business will decline, resulting in an adverse impact to our business.
As we produce crude oil, bitumen, natural gas and NGLs from our existing portfolio, the amount of our remaining reserves declines. If we are not successful in replacing the resources we produce with good prospects for future organic development or through acquisitions, our business will decline. In addition, our ability to successfully develop our reserves is dependent on a number of factors, including our ability to successfully navigate political and regulatory challenges to obtain and renew rights to develop and produce hydrocarbons; our success at reservoir optimization; our ability to bring long-lead time, capital intensive projects to completion on budget and on schedule; and our ability to efficiently and profitably operate mature properties. If we are not successful in developing the resources in our portfolio, our financial condition and results of operations may be adversely affected.
The exploration and production of oil and gas is a highly competitive industry.
The exploration and production of crude oil, bitumen, natural gas and NGLs is a highly competitive business. We compete with private, public and state-owned companies in all facets of the exploration and production business, including to locate and obtain new sources of supply and to produce crude oil, bitumen, natural gas and NGLs in an efficient, cost-effective manner. In addition, as the energy transition progresses, we anticipate the oil and gas industry will face additional competition from alternative fuels. We must compete for the materials, equipment, services, employees and other personnel (including geologists, geophysicists, engineers and other specialists) necessary to conduct our business. If we are not successful in our competition, our financial condition and results of operations may be adversely affected.

ConocoPhillips 2022 10-K	20

Risk Factors	Table of Contents
Our ability to successfully execute on our energy transition plans is subject to a number of risks and uncertainties and may be costly to achieve.
In 2020, we announced our Paris-aligned climate risk framework, including an ambition to achieve net-zero emissions on operational emissions by 2050. In 2022, we published our Plan for the Net-Zero Energy Transition (the “Plan”) and continued to set increasingly ambitious targets around emissions and flaring. Our ability to achieve stated targets, goals and ambitions is subject to a number of risks and uncertainties out of our control, including the pace of development of currently undeveloped technologies, policies and markets, as well as potential regulations that may impair our ability to execute on current or future plans. Furthermore, we are still in the planning stages, and execution could be costly and have unforeseen obstacles. We may be required to purchase emission credits, and there may be insufficient offsets to achieve our goals. As advanced technologies are developed to accurately measure emissions, we may be required to revise our emissions estimates and reduction goals. We may be adversely affected and potentially need to reduce economic end-of-field life of certain assets and impair associated net book value due to the emissions intensity of some of our assets. Even if we meet our goals, our efforts may be characterized as insufficient.

In 2021, we established our Low-Carbon Technologies organization to identify and evaluate business opportunities that address end-use emissions and early-stage low-carbon technology opportunities that would leverage our existing expertise and adjacencies. While we perform a thorough analysis on these investments, the related technologies and markets are at early stages of development and we do not yet know what rate of return we will achieve. The success of our low-carbon strategy will in part be dependent upon the cooperation of agencies, the support of stakeholders, the success of our investments, and our ability to apply our existing strengths and expertise.

Any material change in the factors and assumptions underlying our estimates of crude oil, bitumen, natural gas and NGL reserves could impair the quantity and value of those reserves.
Our proved reserve information included in this annual report represents management’s best estimates based on assumptions, as of a specified date, of the volumes to be recovered from underground accumulations of crude oil, bitumen, natural gas and NGLs. Such volumes cannot be directly measured and the estimates and underlying assumptions used by management are subject to substantial risk and uncertainty. Any material changes in the factors and assumptions underlying our estimates of these items could result in a material negative impact to the volume of reserves reported or could cause us to incur impairment expenses on property associated with the production of those reserves. Future reserve revisions could also result from changes in, among other things, governmental regulation and commodity prices.
Our business may be adversely affected by price controls, government-imposed limitations on production or exports of crude oil, bitumen, LNG, natural gas and NGLs, or the unavailability of adequate gathering, processing, compression, transportation, and pipeline facilities and equipment for our production of crude oil, bitumen, natural gas and NGLs.
As discussed herein, our operations are subject to extensive governmental regulations. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil, bitumen, natural gas and NGL wells below actual production capacity. Similarly, in response to increased domestic energy costs, circumstances determined to be in the economic interest of the country, or a declared national emergency, governments could restrict the export or import of our products which would adversely impact our business. Because legal requirements are frequently changed and subject to interpretation, we cannot predict whether future restrictions on our business may be enacted or become applicable to us.
Our ability to sell and deliver the crude oil, bitumen, LNG, natural gas and NGLs that we produce also depends on the availability, proximity, and capacity of gathering, processing, compression, transportation and pipeline facilities and equipment, as well as any necessary diluents to prepare our crude oil, bitumen, LNG, natural gas and NGLs for transport. Furthermore, we rely on there being sufficient facilities and takeaway capacity to support our commitment to reduce routine flaring. The facilities, equipment and diluents we rely on may be temporarily unavailable to us due to market conditions, extreme weather events, regulatory reasons, mechanical reasons or other factors or conditions, many of which are beyond our control. In addition, in certain newer plays, the capacity of necessary facilities, equipment and diluents may not be sufficient to accommodate production from existing and new wells, and construction and permitting delays, permitting costs and regulatory or other constraints could limit or delay the construction, manufacture or other acquisition of new facilities and equipment. If any facilities, equipment or diluents, or any of the transportation methods and channels that we rely on become unavailable for any period of time, we may incur increased costs to transport our crude oil, bitumen, LNG, natural gas and NGLs for sale, or we may be forced to curtail our production of crude oil, bitumen, natural gas or NGLs.

21	ConocoPhillips 2022 10-K

Risk Factors	Table of Contents
Our ability to manage risk or influence outcomes in joint ventures may be constrained.
We conduct many of our operations through joint ventures in which another joint venture partner is operator or we may not have majority control. In these cases, the economic, business, or legal interests or goals of the operator or the voting majority may be inconsistent with ours, and we may not be able to influence the decision making or outcomes to align with our interests or goals. Failure by an operator or a majority, with whom we have a joint venture interest, to adequately manage the risks associated with any operations could have an adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations.
Our operations present hazards and risks that require significant and continuous oversight.
The scope and nature of our operations present a variety of significant hazards and risks, including operational hazards and risks such as explosions, fires, product spills, severe weather, geological events, global health crises, such as epidemics and pandemics, labor disputes, geopolitical tensions, armed hostilities, terrorist or piracy attacks, sabotage, civil unrest or cyberattacks. Our operations are subject to the additional hazards of pollution, toxic substances and other environmental hazards and risks. Offshore activities may pose incrementally greater risks because of complex subsurface conditions such as higher reservoir pressures, water depths and metocean conditions. All such hazards could result in loss of human life, significant property and equipment damage, environmental pollution, impairment of operations, substantial losses to us and damage to our reputation. Our business and operations may be disrupted if we do not respond, or are perceived not to respond, in an appropriate manner to any of these hazards and risks or any other major crisis or if we are unable to efficiently restore or replace affected operational components and capacity. Further, our insurance may not be adequate to compensate us for all resulting losses, and the cost to obtain adequate coverage may increase for us in the future or may not be available.

In addition, although we design and operate our business operations to accommodate expected climatic conditions, to the extent there are significant changes in the earth's climate, such as more severe or frequent weather conditions in the markets where we operate or the areas where our assets reside, we could incur increased expenses, our operations and supply chain could be adversely impacted and demand for our products could fall.
Our business has been, and may continue to be, adversely affected by the coronavirus (COVID-19) pandemic.
The COVID-19 pandemic and the measures put in place to address it negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and gas and created significant volatility and disruption of financial and commodity markets.

Our business was adversely impacted by the COVID-19 pandemic and may be impacted again in the future depending on the scope and severity of current or future outbreaks. Potential impacts to our business could include, but are not limited to, reduced demand for our products, disruptions to our supply chain, disruptions in our contractual arrangements with our service providers, suppliers and other counterparties, failures by our suppliers, contract manufacturers, contractors, joint venture partners and external business partners, to meet their obligations to us, reduced workforce productivity, and voluntary or involuntary curtailments to support oil prices or alleviate storage shortages for our products.

Any of these factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our revenues and damage our financial condition, results of operations, cash flows and liquidity position. The full extent and duration of any such impacts cannot be predicted at this time because of the lack of certainty surrounding the pandemic.

ConocoPhillips 2022 10-K	22

Risk Factors	Table of Contents
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
Our business is subject to numerous laws and regulations relating to the protection of the environment, which are expected to continue to have an increasing impact on our operations. For a description of the most significant of these environmental laws and regulations, see the “Contingencies—Environmental” and “Contingencies—Climate Change” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. These laws and regulations continue to increase in both number and complexity and affect our operations with respect to, among other things:
•Permits required in connection with exploration, drilling, production and other activities, including those issued by national, subnational, and local authorities;
•The discharge of pollutants into the environment;
•Emissions into the atmosphere, such as nitrogen oxides, sulfur dioxide, mercury and GHG emissions, including methane;
•Carbon taxes;
•The handling, use, storage, transportation, disposal and cleanup of hazardous materials and hazardous and nonhazardous wastes;
•The dismantlement, abandonment and restoration of historic properties and facilities at the end of their useful lives; and
•Exploration and production activities in certain areas, such as offshore environments, arctic fields, oil sands reservoirs and unconventional plays.
We have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of these laws and regulations. In addition, to the extent these expenditures are assumed by a buyer as a result of a disposition, it may result in our incurring substantial costs if the buyer is unable to satisfy these obligations. Any failure by us to comply with existing or future laws, regulations and other requirements could result in administrative or civil penalties, criminal fines, other enforcement actions or third-party litigation against us. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products, our business, financial condition, results of operations and cash flows in future periods could be adversely affected.
Existing and future laws, regulations and internal initiatives relating to global climate change, such as limitations on GHG emissions, may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products.
Continuing political and societal attention to the issue of global climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit GHG emissions, such as cap and trade regimes, specific emission standards, carbon taxes, restrictive permitting, increased fuel efficiency standards, and incentives or mandates for renewable and alternative energy. Although we may support the intent of legislative and regulatory measures aimed at addressing climate-related risks, the specifics of how and when they are enacted could result in a material adverse effect to our business, financial condition, results of operations and cash flows in future periods.

For example, in November 2021, the U.S. Environmental Protection Agency published a Proposed Rule (revised and republished as a Supplemental Proposal in November 2022) that would revise the regulations governing the emission of GHG and volatile organic compounds from new oil and gas production facilities, and emission guidelines for states to use when revising Clean Air Act implementation plans to limit GHG emissions from existing oil and gas facilities. While the form and substance of the regulation is not yet final, the new regulation could result in additional capital expenditures and compliance, operating and maintenance costs, any of which may have an adverse effect on our business and results of operations.

Additionally, in 2022, the U.S. joined the international community at the 27th Conference of the Parties (COP27). At the conclusion of COP27, the U.S. and nearly 200 other countries, including most of the other countries in which we operate, renewed solidarity to deliver on the outstanding elements of the Paris Agreement and the Glasgow Climate Pact agreed to at the 26th Conference of the Parties in 2021. The implementation of current agreements and regulatory measures, as well as any future agreements or measures addressing climate change and GHG emissions, may adversely increase our capital and operating expenses, impact the demand for our products, impose taxes on our products or operations, or

23	ConocoPhillips 2022 10-K

Risk Factors	Table of Contents
require us to purchase emission credits or reduce emissions of GHGs from our operations. For example, in August 2022, the U.S. enacted the Inflation Reduction Act of 2022, which includes a charge on methane emissions from selected facilities in the oil and gas industry, including many of the facilities operated by ConocoPhillips. As a result, we may experience declines in commodity prices or incur substantial capital expenditures and compliance, operating, maintenance and remediation costs, any of which may have an adverse effect on our business and results of operations.

For more information on legislation or precursors for possible regulation relating to global climate change that affect or could affect our operations and a description of the company's response, see the "Contingencies—Climate Change” sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Broader investor and societal attention to and efforts to address global climate change may limit who can do business with us or our access to capital and could subject us to litigation.

Increasing attention to global climate change has also resulted in pressure from and upon stockholders, financial institutions and other market participants to modify their relationships with oil and gas companies and to limit or discontinue investments, insurance and funding to such companies. For example, a significant number of financial institutions are now members of the Glasgow Financial Alliance for Net Zero (GFANZ), thereby pledging to the goal of net zero by 2050 on scope 1, 2 and 3 emissions, as well as setting interim targets for 2030 or earlier. While GFANZ members are not prohibited from having relationships with oil and gas companies, they are facing intense scrutiny for providing any sort of financial support to such companies, which may lead to greater restrictions on GFANZ members in the future. Conversely, we also face pressure from some in the investment community and certain public interest groups to limit the focus on ESG in our decision-making. As public pressure continues to mount, our access to capital on terms we find favorable (if it is available at all) may be limited, and our costs may increase, our reputation could be damaged, and our business and results of operations may be otherwise adversely affected.
Furthermore, increasing attention to global climate change has resulted in an increased likelihood of governmental investigations and private litigation, which could increase our costs or otherwise adversely affect our business. Beginning in 2017, cities, counties, governments and other entities in several states/territories in the U.S. have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. Additional lawsuits with similar allegations are expected to be filed. The amounts claimed by plaintiffs are unspecified and the legal and factual issues involved in these cases are unprecedented. ConocoPhillips believes these lawsuits are factually and legally meritless, and are an inappropriate vehicle to address the challenges associated with climate change and will vigorously defend against such lawsuits. The ultimate outcome and impact to us cannot be predicted with certainty, and we could incur substantial legal costs associated with defending these and similar lawsuits in the future. We could also receive lawsuits alleging a failure or lack of diligence to meet our publicly stated ESG goals, or alleging misrepresentation related to our ESG activity.
Political and economic developments could damage our operations and materially reduce our profitability and cash flows.
Actions of the U.S., state, local and foreign governments, through sanctions, tax and other legislation, executive orders and commercial restrictions, could reduce our operating profitability both in the U.S. and abroad. In certain locations, restrictions on our operations; leasing restrictions; special taxes or tax assessments; and payment transparency regulations that could require us to disclose competitively sensitive information or might cause us to violate non-disclosure laws of other countries have been imposed or proposed by governments or certain interest groups. In addition, we may face regulatory changes in the U.S. including, but not limited to, the enactment of tax law changes that adversely affect the fossil fuel industry, new methane emissions standards, restrictive flaring requirements, and more stringent environmental impact studies and reviews. We also cannot rule out the possibility of similar regulatory shifts and attendant cost and market access implications in other international jurisdictions.
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

ConocoPhillips 2022 10-K	24

Risk Factors	Table of Contents
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

Approximately 32 percent of our hydrocarbon production was derived from production outside the U.S. in 2022, and 32 percent of our proved reserves, as of December 31, 2022, were located outside the U.S. We are subject to risks associated with our operations in foreign jurisdictions and international markets, including changes in foreign governmental policies relating to crude oil, bitumen, LNG, natural gas or NGL pricing and taxation, other political, economic or diplomatic developments (including the macro effects of international trade policies and disputes), potentially disruptive geopolitical conditions, and international monetary and currency rate fluctuations. For example, in response to higher energy prices resulting from the conflict between Russia and Ukraine, in December 2022, Australia’s Parliament passed legislation setting a one-year price cap on natural gas. Restrictions on production of oil and gas could increase to the extent governments view such measures as a viable approach for pursuing national and global energy and climate policies. In addition, some countries where we operate lack a fully independent judiciary system. This, coupled with changes in foreign law or policy, results in a lack of legal certainty that exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as expropriations. Actions by host governments, such as the expropriation of our oil assets by the Venezuelan government, have affected operations significantly in the past and may continue to do so in the future.

In addition, the U.S. government has the authority to prevent or restrict us from doing business in foreign jurisdictions or with certain parties. These restrictions and similar restrictions imposed by foreign governments have in the past limited our ability to operate in, or gain access to, opportunities in various jurisdictions. Changes in domestic and international policies and regulations may also restrict our ability to obtain or maintain licenses or permits necessary to operate in foreign jurisdictions, including those necessary for drilling and development of wells. Similarly, the declaration of a “climate emergency” could result in actions to limit exports of our products and other restrictions.
Any of these actions could adversely affect our business or operating results.
Other Risk Factors Facing our Business or Operations
We may need additional capital in the future, and it may not be available on acceptable terms or at all.
We have historically relied primarily upon cash generated by our business to fund our operations and strategy; however, we have also relied from time to time on access to the capital markets for funding. There can be no assurance that additional financing will be available in the future on acceptable terms or at all. In addition, although we anticipate we will be able to repay our existing indebtedness when it matures or in accordance with our stated plans, there can be no assurance we will be able to do so. Our ability to obtain additional financing or refinance our existing indebtedness when it matures or in accordance with our plans, will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and financial institution policies regarding the oil and gas industry. If we are unable to generate sufficient funds from operations or raise additional capital for any reason, our business could be adversely affected.
In addition, we are regularly evaluated by the major rating agencies based on a number of factors, including our financial strength and conditions affecting the oil and gas industry generally. We and other industry companies have had our ratings reduced in the past due to negative commodity price outlooks. Any downgrade in our credit rating or announcement that our credit rating is under review for possible downgrade could increase the cost associated with any additional indebtedness we incur.

25	ConocoPhillips 2022 10-K

Risk Factors	Table of Contents
Our business may be adversely affected by deterioration in the credit quality of, or defaults under our contracts with, third-parties with whom we do business.
The operation of our business requires us to engage in transactions with numerous counterparties operating in a variety of industries, including other companies operating in the oil and gas industry. These counterparties may default on their obligations to us as a result of operational failures or a lack of liquidity, or for other reasons, including bankruptcy. Market speculation about the credit quality of these counterparties, or their ability to continue performing on their existing obligations, may also exacerbate any operational difficulties or liquidity issues they are experiencing. Any default by any of our counterparties may result in our inability to perform our obligations under agreements we have made with third-parties or may otherwise adversely affect our business or results of operations. In addition, our rights against any of our counterparties as a result of a default may not be adequate to compensate us for the resulting harm caused or may not be enforceable at all in some circumstances. We may also be forced to incur additional costs as we attempt to enforce any rights we have against a defaulting counterparty, which could further adversely impact our results of operations.
Our ability to execute our capital return program is subject to certain considerations.
In December 2021, we initiated a three-tier capital return program that consists of our ordinary dividend, share repurchases and a variable return of cash (VROC).
Ordinary dividends are authorized and determined by our Board of Directors in its sole discretion and depend upon a number of factors, including:
•Cash available for distribution;
•Our results of operations and anticipated future results of operations;
•Our financial condition, especially in relation to the anticipated future capital needs of our properties;
•The level of distributions paid by comparable companies;
•Our operating expenses; and
•Other factors our Board of Directors deems relevant.
VROC distributions are also authorized and determined by our Board of Directors in its sole discretion and depend upon a number of factors, including:
•The anticipated level of distributions required to meet our capital returns commitment;
•Forward prices;
•The amount of cash we hold;
•Total yield; and
•Other factors our Board of Directors deems relevant.
We expect to continue to pay a quarterly ordinary dividend to our stockholders. In addition, based on the current environment, we anticipate also paying a quarterly VROC to our shareholders staggered from the ordinary dividend payment, resulting in up to eight cash distributions to shareholders throughout the year; however, the amount of dividends and VROC is variable and will depend upon the above factors, and our Board of Directors may determine not to pay a dividend or VROC in a quarter or may cease declaring a dividend or VROC at any time. For example, in October 2022, we paid a VROC of $1.40 per share, and in January 2023, we paid a VROC of $0.70 per share.
Additionally, as of December 31, 2022, $21.6 billion of repurchase authority remained of the $45 billion share repurchase program our Board of Directors had authorized. Our share repurchase program does not obligate us to acquire a specific number of shares during any period, and our decision to commence, discontinue or resume repurchases in any period will depend on the same factors that our Board of Directors may consider when declaring dividends, among other factors. In the past we have suspended our share repurchase program in response to market downturns, including as a result of the oil market downturn that began in early 2020, and we may do so again in the future.
Any downward revision in the amount of our ordinary dividend or VROC or the volume of shares we purchase under our share repurchase program could have an adverse effect on the market price of our common stock.

ConocoPhillips 2022 10-K	26

Risk Factors	Table of Contents
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
Our technologies, systems and networks may be subject to cybersecurity threats.
Our business, like others within the oil and gas industry, is faced with growing cybersecurity threats as we increasingly rely on digital technologies across our business, some of which are managed by third-party service providers on whom we rely to help us collect, host or process information. As a result, we face various cybersecurity threats, both internal and external, such as attempts to gain unauthorized access to, or control of, sensitive information about our operations and our employees, attempts to render our data or systems (or those of third-parties with whom we do business, including third-party cloud and IT service providers) corrupted or unusable, threats to the security of our facilities and infrastructure as well as those of third-parties with whom we do business, including third-party cloud and IT service providers, and attempted cyber terrorism.

Cybersecurity threats could affect the security of our data and proprietary information housed internally and on third-party IT systems, including the cloud. A successful attack may result in gaining unauthorized access to, or control of, and disclosure of sensitive information about our operations and our employees and/or partners; attempts to corrupt, sabotage, or render our data or systems (or those of third parties with whom we do business, including third-party cloud and IT service providers) unusable; theft or manipulation of our proprietary business information, whether from insiders or external threat actors; and cyberextortion for the return of data. The impact to our data could subject our company to potential reputational damage, legal liability, regulatory fines and penalties, and increased compliance costs.

In addition, cybersecurity threats could also disrupt our oil and gas operations both domestically and abroad given that computers aid to control production, our equipment and monitor our distribution systems globally and are necessary to deliver our production to market. A disruption, failure, or a cyberattack of these operating systems, or of the networks, software and infrastructure on which they rely, many of which are not owned or operated by us, could damage production, distribution or storage assets, delay or prevent delivery to markets, make it difficult or impossible to accurately account for production and settle transactions, or negatively impact public health or safety, economic security, or national security.

Although we have experienced occasional cybersecurity threats, none have currently had a material effect on our business, operations or reputation. We will comply with government-imposed security requirements to implement specific mitigation measures to protect against cybersecurity threats to our information and operational technology. In addition, we must continually expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities detected. We maintain an extensive network of technical security procedures and controls, training, and policy enforcement mechanisms to monitor and mitigate security threats and to increase security for our information, facilities and infrastructure. Despite our ongoing investments in security resources, talent and business practices, we are unable to assure that any security measures, or measures implemented by third parties, will be completely effective.

If our systems and infrastructure were to be breached, damaged or disrupted, we could be subject to serious negative consequences, including disruption of our operations, damage to our reputation, a loss of employee and/or third party trust, reimbursement or other costs, increased compliance costs, litigation exposure and legal liability or regulatory fines, penalties or intervention. In addition, we have exposure to cybersecurity incidents and the negative impacts of such incidents related to our data and proprietary information housed on third-party IT systems, including the cloud. Any of these could materially and adversely affect our business, results of operations or financial condition, and any of the foregoing can be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident notwithstanding reasonable security procedures and controls. The prevalence of remote work has introduced additional

27	ConocoPhillips 2022 10-K

Risk Factors	Table of Contents
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

Item 1B. Unresolved Staff Comments
None.
Item 3. Legal Proceedings
We are a defendant in a number of legal and administrative proceedings arising in the ordinary course of business, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment. While it is not possible to accurately predict the final outcome of these pending proceedings, if any one or more of such proceedings were to be decided adversely to ConocoPhillips, we expect there would not be a material effect to our consolidated financial position.

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the year ended December 31, 2022. See Note 11 for information regarding other legal and administrative proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers

Name	Position Held	Age*
William L. Bullock, Jr.	Executive Vice President and Chief Financial Officer	58
Christopher P. Delk	Vice President, Controller and General Tax Counsel	53
Ryan M. Lance	Chairman of the Board of Directors and Chief Executive Officer	60
Andrew D. Lundquist	Senior Vice President, Government Affairs	62
Dominic E. Macklon	Executive Vice President, Strategy, Sustainability and Technology	53
Andrew M. O'Brien	Senior Vice President, Global Operations	48
Nicholas G. Olds	Executive Vice President, Lower 48	53
Kelly B. Rose	Senior Vice President, Legal, General Counsel	56
Heather G. Sirdashney	Senior Vice President, Human Resources and Real Estate and Facilities Services	50
_____________________
*On February 16, 2023.
There are no family relationships among any of the officers named above. Each officer of the company is elected by the Board of Directors at its first meeting after the Annual Meeting of Stockholders and thereafter as appropriate. Each officer of the company holds office from the date of election until the first meeting of the directors held after the next Annual Meeting of Stockholders or until a successor is elected. The date of the next annual meeting is May 16, 2023. Set forth below is information about the executive officers.
William L. Bullock, Jr. was appointed Executive Vice President and Chief Financial Officer as of September 2020, having previously served as President, Asia Pacific & Middle East since April 2015. Prior to that, he was Vice President, Corporate Planning & Development since May 2012.

ConocoPhillips 2022 10-K	28

Christopher P. Delk was appointed Vice President, Controller and General Tax Counsel in November 2022, having previously served as Vice President and General Tax Counsel since July 2015.
Ryan M. Lance was appointed Chairman of the Board of Directors and Chief Executive Officer in May 2012, having previously served as Senior Vice President, Exploration and Production—International since May 2009.
Andrew D. Lundquist was appointed Senior Vice President, Government Affairs in February 2013. Prior to that, he served as managing partner of BlueWater Strategies LLC, since 2002.
Dominic E. Macklon was appointed Executive Vice President, Strategy, Sustainability and Technology in September 2021, having previously served as Senior Vice President, Strategy, Exploration and Technology since August 2020. Prior to that, he served as President, Lower 48 from June 2018 to August 2020, Vice President, Corporate Planning & Development from January 2017 to June 2018, and President, U.K. from September 2015 to January 2017. Mr. Macklon previously served as Senior Vice President, Oil Sands in Canada from July 2012 to September 2015.

Andrew M. O'Brien was appointed Senior Vice President, Global Operations in November 2022, having previously served as Vice President and Treasurer since May 2021. Prior to that, he served as Vice President of Corporate Planning and Development from August 2020 to May 2021, Lower 48 Finance Manager from August 2018 to August 2020, and Manager of Investor Relations from November 2016 to August 2018.

Nicholas G. Olds was appointed Executive Vice President, Lower 48 in November 2022, having previously served as Executive Vice President, Global Operations since September 2021. Prior to that, he served as Senior Vice President, Global Operations from August 2020 to September 2021, Vice President, Corporate Planning & Development from June 2018 to August 2020, Vice President, Mid-Continent Business Unit, Lower 48 from September 2016 to June 2018, and Vice President, North Slope Operations and Development in Alaska from August 2012 to September 2016.
Kelly B. Rose was appointed Senior Vice President, Legal, General Counsel in September 2018. Prior to that, she was a senior partner in the Houston office of an international law firm, Baker Botts L.L.P., where she counseled clients on corporate and securities matters. She began her career at the firm in 1991.
Heather G. Sirdashney was appointed Senior Vice President, Human Resources and Real Estate and Facilities Services in March 2022, having previously served as Vice President, Human Resources from January 2019. Prior to that, she served as Human Resources General Manager from October 2015 to January 2019.

29	ConocoPhillips 2022 10-K

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ConocoPhillips’ common stock is traded on the New York Stock Exchange, under the symbol “COP.”
Cash Dividends Per Share

	2022		2021
	Ordinary	VROC	Ordinary	VROC
First	$0.46	0.30	0.43
Second	0.46	0.70	0.43
Third	0.46	1.40	0.43
Fourth	0.51	0.70	0.46	0.20
Number of Stockholders of Record at January 31, 2023*				36,132
Dividends shown above reflect the quarter in which the dividend was declared.
*In determining the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency listing.
In December 2021, we announced the addition of a VROC tier to our return of capital program. The declaration of ordinary dividends and VROC are subject to the discretion and approval of our Board of Directors. The Board has adopted a dividend declaration policy providing that the declaration of any dividends will be determined quarterly. For more information on factors considered when determining the level of these distributions see “Item 1A —Risk Factors – Our ability to execute our capital return program is subject to certain considerations.”
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2022	6,800,856	$117.62	6,800,856	$23,536
November 1-30, 2022	7,285,173	129.56	7,285,173	22,592
December 1-31, 2022	8,635,020	115.98	8,635,020	21,591
	22,721,049		22,721,049
* There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.
In late 2016, we initiated our current share repurchase program. In October 2022, our Board of Directors approved an increase to our authorization from $25 billion to $45 billion of common stock to support our plan for future share repurchases. As of December 31, 2022, we had repurchased $23.4 billion of shares. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. For more information see “Item 1A—Risk Factors – Our ability to execute our capital return program is subject to certain considerations.”

ConocoPhillips 2022 10-K	30

Stock Performance Graph
The following graph shows the cumulative TSR for ConocoPhillips’ common stock in each of the five years from December 31, 2017 to December 31, 2022. The graph also compares the cumulative total returns for the same five-year period with the S&P 500 Index and our performance peer group consisting of Chevron, ExxonMobil, Apache, Marathon Oil Corporation, Devon, Occidental, Hess, and EOG weighted according to the respective peer’s stock market capitalization at the beginning of each annual period.
The comparison assumes $100 was invested on December 31, 2017, in ConocoPhillips stock, the S&P 500 Index and ConocoPhillips’ peer group and assumes that all dividends were reinvested. The cumulative total returns of the peer group companies' common stock do not include the cumulative total return of ConocoPhillips’ common stock. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

31	ConocoPhillips 2022 10-K

Management’s Discussion and Analysis	Table of Contents
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
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies based on both production and reserves with operations and activities in 13 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; LNG developments; oil sands assets in Canada; and an inventory of global conventional and unconventional exploration prospects. Headquartered in Houston, Texas, at December 31, 2022, we employed approximately 9,500 people worldwide and had total assets of $94 billion.
Overview
In 2022, the energy landscape continued to improve with commodity prices ultimately reaching a 10-year high before decreasing in the second half of the year due to macroeconomic concerns. We expect prices will continue to be cyclical and volatile. Our view is that a successful business strategy in the E&P industry must be resilient in lower price environments while also retaining upside during periods of higher prices. As such, we are unhedged, remain highly disciplined in our investment decisions and continually monitor market fundamentals, including the impacts associated with the conflict in Ukraine, OPEC Plus supply updates, global demand for our products, oil and gas inventory levels, governmental policies, inflation, supply chain disruptions and the fluctuating global COVID-19 impacts.
The macro-environment, including the energy transition, continues to evolve. We believe ConocoPhillips will continue to play an essential role by executing on three objectives: responsibly meeting energy transition pathway demand, delivering competitive returns on and of capital and achieving our net-zero operational emissions ambition. We call this our Triple Mandate, and it represents our commitment to create long-term value for our stakeholders.
Our value proposition to deliver competitive returns to stockholders through price cycles is guided by foundational principles that support our Triple Mandate. Our foundational principles consist of maintaining balance sheet strength, providing peer-leading distributions, making disciplined investments, and demonstrating responsible and reliable ESG performance.

Our actions throughout 2022 reinforced our differential value proposition. Demonstrating our commitment to maintaining and enhancing balance sheet strength, in 2022, we executed several activities focused on debt reduction, including early retiring and refinancing some of our debt. In aggregate, these transactions along with naturally maturing debt reduced the company's total debt by $3.3 billion. These activities facilitate our ability to achieve our previously announced $5 billion debt reduction target by the end of 2026, while also reducing the company's annual cash interest expense. See Note 9.

ConocoPhillips 2022 10-K	32

Management’s Discussion and Analysis	Table of Contents
Total company production in 2022 was 1,738 MBOED, yielding cash provided by operating activities of $28.3 billion. We invested $10.2 billion into the business in the form of capital expenditures and investments and provided returns of capital to shareholders of approximately $15.0 billion through our ordinary dividend, share repurchases and our VROC. For 2022, we returned $2.4 billion from our ordinary dividend, which included an increase from 46 cents per share to 51 cents per share, effective in December. We also returned $3.3 billion to shareholders from the VROC in 2022. In the first quarter of 2022, we completed the paced monetization program of our Cenovus Energy (CVE) common shares and used the proceeds for a portion of our share repurchase program. See Note 5. In total for 2022, we returned $9.3 billion to shareholders through share repurchases. In October 2022, our Board of Directors approved an increase to our share repurchase authorization, increasing it from $25 billion to $45 billion to support our plan for future share repurchases. As of December 31, 2022, we have repurchased $23.4 billion of the $45 billion authorized share repurchase program.

In February 2023, we announced our 2023 planned return of capital to shareholders of $11 billion through our three-tier return of capital framework. We also declared a first quarter ordinary dividend of $0.51 cents per share and a VROC of $0.60 cents per share.

In 2022, we took several steps to expand our global LNG business. In the first quarter, we increased our equity share in Australia Pacific LNG (APLNG) by 10 percent to 47.5 percent. See Note 3. We were also awarded a 25 percent interest in each of two new joint ventures with QatarEnergy that will participate in the North Field East (NFE) and North Field South (NFS) LNG projects. Formation of the NFE joint venture (QG8) closed in December 2022 and we anticipate that the formation of the NFS joint venture (QG12) will close in early 2023. Also, in 2022, we executed a 15-year regasification agreement at the recently announced German LNG Terminal at Brunsbuttel.

Domestically, in November 2022, we entered into several agreements with Sempra entities in connection with the Port Arthur LNG (PALNG) facility, including a Sales and Purchase Agreement for 5 MTPA of LNG offtake at the start-up of Phase 1 of the PALNG facility, and an Equity Sale and Purchase Agreement, whereby we will acquire 30 percent of the equity in Phase 1 of Port Arthur LNG. Development of the PALNG facility is subject to completing required commercial agreements and resolving a number of risks and uncertainties, obtaining financing and reaching a final investment decision, among other factors.

As part of our ongoing portfolio high-grading and optimization efforts, in the first quarter of 2022, we completed two transactions in our Asia Pacific segment, including the above-mentioned acquisition of additional interest in APLNG as well as the sale of our interests in Indonesia. In addition to those transactions, throughout 2022, we completed the sale of certain noncore assets in our Lower 48 segment. For more information on APLNG, see Note 4 and for more information on dispositions, see Note 3.
In 2022, we reaffirmed and improved upon our commitment to demonstrate responsible and reliable ESG performance by publishing our Plan for the Net-Zero Energy Transition (the 'Plan'), which is built upon our Triple Mandate. In addition, we continue to expand upon our Paris-aligned climate risk framework that we adopted in 2020. In July 2022, we joined the Oil and Gas Methane Partnership (OGMP) 2.0 initiative. In October 2022, we demonstrated further evidence of our commitment by setting a new 2030 methane emissions intensity target of approximately 0.15 percent of gas produced, consistent with our commitment to OGMP 2.0. For more information on our commitment to ESG and the Plan, see "Contingencies—Company Response to Climate-Related Risks" section of Management's Discussion and Analysis of Financial Condition and Results of Operation.
Operationally, we remain focused on safely executing the business. Production increased 171 MBOED or 11 percent in 2022, compared to 2021. Production for 2022 was 1,738 MBOED. After adjusting for closed acquisitions and dispositions, the conversion of previously acquired Concho-contracted volumes from a two-stream to a three-stream basis and 2021 Winter Storm Uri impacts, production decreased by 16 MBOED or 1 percent. Organic growth from Lower 48 and other development programs more than offset decline; however, production was lower overall, primarily due to fourth quarter weather impacts and downtime in Lower 48.

33	ConocoPhillips 2022 10-K

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
Significant items during 2022 and recent announcements included the following:
•Generated cash provided by operating activities of $28.3 billion; ended the year with cash and cash equivalents and restricted cash of $6.7 billion and short-term investments of $2.8 billion;
•Distributed $15 billion to shareholders through three-tier framework including $5.7 billion in cash through the ordinary dividend and VROC and $9.3 billion through share repurchases, representing 53 percent of cash provided by operating activities;
•Expanded global LNG business through participation in QatarEnergy's NFE and NFS projects; executed 15-year regasification agreement at German LNG Terminal; acquired additional 10 percent interest in APLNG; signed 20-year agreement for 5 MTPA of LNG offtake and executed agreement to purchase 30 percent equity stake in Phase 1 of Port Arthur LNG;
•Delivered full-year production of 1,738 MBOED and record Lower 48 production;
•Fully integrated acquired Permian assets and executed multiple acreage swaps, coring up approximately 25,000 acres since acquisition to provide over a year's worth of additional two mile-plus long-lateral drilling inventory;
•Received license extension for Norway's Greater Ekofisk area to 2048 and license adjustments for China's Bohai Penglai Fields to 2039;
•Generated $3.5 billion in disposition proceeds through monetization of the company's CVE shares and noncore asset sales;
•Retired $3.3 billion in debt toward the company's $5 billion debt reduction target;
•Joined OGMP 2.0; published a Plan for the Net-Zero Energy Transition and set a new 2030 methane emissions intensity target, enhancing our commitment to ESG;
•Recorded 2022 year-end proved reserves of 6.6 billion BOE, with a total reserve replacement ratio of 176 percent including closed acquisitions and dispositions.

Business Environment
WTI crude oil prices averaged $94 per barrel in 2022, compared with $68 per barrel in 2021. The energy industry has periodically experienced this type of volatility due to fluctuating supply-and-demand conditions and such volatility may persist in the future. Commodity prices are the most significant factor impacting our profitability, reinvestment of operating cash flows into our business and distributions to shareholders. We are guided by our Triple Mandate and our foundational principles to deliver on our differential value proposition to create value through price cycles. Our foundational principles include maintaining balance sheet strength, peer leading distributions, disciplined investments and demonstrating responsible and reliable ESG performance, all of which support strong financial returns.
•Balance sheet strength. A strong balance sheet is a strategic asset that provides flexibility through price cycles. We strive to maintain our ‘A’-rating, and in 2021 committed to reducing gross debt by $5 billion by the end of 2026. In 2022 we executed several activities focused on debt reduction and, combined with naturally maturing debt, reduced the company's total debt by $3.3 billion. This will reduce interest expense and provide resilience in periods of volatility. We ended the year with cash and cash equivalents and restricted cash of $6.7 billion and short-term investments of $2.8 billion, maintaining balance sheet strength.
•Peer leading distributions. We believe in delivering value to our shareholders via our three-tiered return of capital framework, which consists of a growing, sustainable ordinary dividend, share repurchases and our VROC. This framework is how we plan to return greater than 30 percent of our net cash provided by operating activities to shareholders. In 2022, we returned $5.7 billion to shareholders through our ordinary dividend and VROC and $9.3 billion through share repurchases partially sourced from monetization of our CVE common shares. See Note 5. Our combined dividends and share repurchases of $15 billion represented over 50 percent of our net cash provided by operating activities. In October 2022, our Board of Directors approved an increase to our share repurchase authorization from $25 billion to $45 billion to support our plan for future share repurchases. In February 2023, we announced our 2023 planned return of capital to shareholders of $11 billion through our three-tier return of capital framework. See “Item 1A—Risk Factors Our ability to execute our capital return program is subject to certain considerations.”
•Disciplined investments. Our goal is to achieve strong free cash flow by exercising capital discipline, controlling our costs, and safely and reliably delivering production. We expect to make capital investments sufficient to sustain production throughout the price cycles. Free cash flow provides funds that are available to return to shareholders, strengthen the balance sheet or reinvest back into the business for future cash flow expansion.

ConocoPhillips 2022 10-K	34

Management’s Discussion and Analysis	Table of Contents
◦Exercise capital discipline. We participate in a commodity price-driven and capital-intensive industry, with varying lead times from when an investment decision is made to when an asset is operational and generates cash flow. As a result, we must invest significant capital dollars to develop newly discovered fields, maintain existing fields, and construct pipelines and LNG facilities. We allocate capital across a geographically diverse, low cost of supply resource base, which combined with legacy assets results in low overall production decline. Cost of supply is the WTI equivalent price that generates a 10 percent after-tax return on a point-forward and fully burdened basis. Fully burdened includes capital infrastructure, foreign exchange, cost of carbon, price-related inflation and G&A. In setting our capital plans, we exercise a rigorous approach that evaluates projects using these cost of supply criteria, which we believe will lead to value maximization and cash flow expansion using an optimized investment pace, not production growth for growth’s sake. Our cash allocation priorities call for the investment of sufficient capital to sustain production and provide returns of capital to shareholders.
◦Control our costs. Controlling operating and overhead costs, without compromising safety or environmental stewardship, is a high priority. Using various methodologies, we monitor these costs monthly, on an absolute-dollar basis and a per-unit basis and report to management. Managing operating and overhead costs is critical to maintaining a competitive position in our industry, particularly in a low commodity price environment. The ability to control our operating and overhead costs positively impacts our ability to deliver strong cash from operations.
◦Optimize our portfolio. In 2022, we expanded upon our global LNG business by increasing our ownership in APLNG by 10 percent to 47.5 percent. In addition, we were also awarded interests in the NFE and NFS LNG projects in Qatar, signed agreements to purchase an interest in Port Arthur LNG in the U.S., and signed a 15-year regasification agreement with the German LNG Terminal at Brunsbuttel. See Note 4.
We continue to evaluate our assets to determine whether they compete for capital within our portfolio and optimize as necessary, directing capital towards the most competitive investments and disposing of assets that do not compete. As such, in 2022 we completed the sale of Indonesia and certain noncore assets in the Lower 48 segment. See Note 3.
◦Add to our proved reserve base. We primarily add to our proved reserve base in three ways:
▪Acquire interest in existing or new fields.
▪Apply new technologies and processes to improve recovery from existing fields.
▪Successfully explore, develop and exploit new and existing fields.
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
Reserve replacement represents the net change in proved reserves, net of production, divided by our current year production, as shown in our supplemental reserve table disclosures. Our reserve replacement was 176 percent in 2022, reflecting a net increase from development drilling activity as well as higher prices. Our organic reserve replacement, which excludes a net decrease of 6 MMBOE from sales and purchases, was 177 percent in 2022.
In the three years ended December 31, 2022, our reserve replacement was 180 percent. Our organic reserve replacement during the three years ended December 31, 2022, which excludes a net increase of 1,103 MMBOE related to sales and purchases, was 114 percent. See "Supplementary Data - Oil and Gas Operations" for more information.
Access to additional resources may become increasingly difficult as lower commodity price cycles can make projects uneconomic or unattractive. In addition, prohibition of direct investment in some nations, national fiscal terms, political instability, competition from national oil companies, and lack of access to high-potential areas due to environmental or other regulation may negatively impact our ability to increase our reserve base. As such, the timing and level at which we add to our reserve base may, or may not, allow us to fully replace our production over subsequent years.

35	ConocoPhillips 2022 10-K

Management’s Discussion and Analysis	Table of Contents
•Environmental Social and Governance. ConocoPhillips seeks to fulfill our mission of delivering energy to the world through an integrated management system approach that assesses sustainability-related business risks and opportunities as part of our decision-making process. Recognizing the importance of ESG performance to our stakeholders and company success, we have a governance structure that extends from the board of directors through to executive leadership and business unit managers.

In October 2020, we became the first U.S.-based oil and natural gas company to adopt a Paris-aligned climate risk framework that includes an ambition to achieve net-zero Scope 1 and 2 emissions on a gross operated and net equity basis by 2050. We believe that this framework, combined with our success in meeting the business objectives set by our Triple Mandate, represents the most effective way for us to sustainably contribute to society’s transition to a low-carbon economy. In early 2022, we reaffirmed and improved our commitment to demonstrate responsible and reliable ESG performance and address climate-related risks by publishing our Plan for the Net Zero Energy Transition, which outlines our approach and progress to address risks specific to the energy transition.

ConocoPhillips believes that natural gas and oil will remain essential to the energy mix throughout the energy transition, and we also recognize the need for continuous reduction in the greenhouse gas intensity of production operations. The energy transition will likely be complex, evolving over multiple decades with many possible pathways and uncertainties. By following our Triple Mandate, we intend to meet this challenge in an economically viable, accountable and actionable way that creates long-term value for our stakeholders. For more information on our commitment to responsible and reliable ESG performance through the energy transition, see "Contingencies—Company Response to Climate-Related Risks" section of Management's Discussion and Analysis of Financial Condition and Results of Operation.
Commodity Prices
Our earnings and operating cash flows generally correlate with crude oil and natural gas commodity prices. Commodity price levels are subject to factors external to the company and over which we have no control, including but not limited to global economic health, supply disruptions or fears thereof caused by civil unrest or military conflicts, actions taken by OPEC Plus and other producing countries, environmental laws, tax regulations, governmental policies, global health crises and weather-related disruptions. The following graph depicts the average benchmark prices for WTI crude oil, Brent crude oil and U.S. Henry Hub natural gas over the past three years:
Brent crude oil prices averaged $101.19 per barrel in 2022, an increase of 43 percent compared with $70.73 per barrel in 2021. Similarly, average WTI crude oil prices increased 39 percent from $67.92 per barrel in 2021 to $94.23 per barrel in 2022. Prices were higher through 2022 due to ongoing global economic recovery following 2020's COVID impacts, supply disruptions caused by Russia's invasion of Ukraine and resulting sanctions, OPEC supply restraint and supply chain bottlenecks limiting U.S. production growth.

ConocoPhillips 2022 10-K	36

Management’s Discussion and Analysis	Table of Contents
Henry Hub natural gas prices increased 73 percent from an average of $3.85 per MMBTU in 2021 to $6.65 per MMBTU in 2022. Natural gas prices increased due to modest growth in domestic production, healthy domestic demand and strong levels of feedgas demand for LNG exports to Europe and Asia.
Our realized bitumen price increased 48 percent from an average of $37.52 per barrel in 2021 to $55.56 per barrel in 2022. The increase was largely driven by strength in WTI, reflective of increasing global demand and sanctions on Russian exports. The weakness of WCS to WTI differential at Hardisty was primarily caused by U.S. strategic petroleum reserve release, discounted Russian crude oil and weak heavy fuel pricing. We continue to optimize bitumen price realizations through optimizing diluent recover unit operation, blending and transportation strategies.
Our worldwide annual average realized price increased 46 percent from $54.63 per BOE in 2021 to $79.82 per BOE in 2022 primarily due to higher commodity prices.
Outlook
Production and Capital
2023 operating plan capital expenditure guidance is $10.7 to $11.3 billion, which includes $1.6 to $2.0 billion for anticipated major project spending at NFE, NFS, PALNG and Willow and $9.1 to $9.3 billion for ongoing development drilling programs; exploration and appraisal activities; base maintenance; and projects to reduce the company's Scope 1 and 2 emissions intensity and fund investments in several early-stage low-carbon opportunities that address end-use emissions.
Production guidance is 1.76 to 1.80 MMBOED in 2023. First quarter 2023 production is expected to be 1.72 MMBOED to 1.76 MMBOED, which includes 35 MBOED of turnaround and stabilizer expansion in Eagle Ford.
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

37	ConocoPhillips 2022 10-K

Results of Operations	Table of Contents
Results of Operations
This section of the Form 10-K discusses year-to-year comparisons between 2022 and 2021. For discussion of year-to-year comparisons between 2021 and 2020, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our 2021 10-K.
Consolidated Results
A summary of the company’s net income (loss) attributable to ConocoPhillips by business segment follows:

	Millions of Dollars
Years Ended December 31	2022	2021	2020

Alaska	$2,352	1,386	(719)
Lower 48	11,015	4,932	(1,122)
Canada	714	458	(326)
Europe, Middle East and North Africa	2,244	1,167	448
Asia Pacific	2,736	453	962
Other International	(51)	(107)	(64)
Corporate and Other	(330)	(210)	(1,880)
Net income (loss) attributable to ConocoPhillips	$18,680	8,079	(2,701)
Net Income (loss) attributable to ConocoPhillips increased $10,601 million in 2022. Earnings were positively impacted by:
•Higher realized commodity prices.
•Higher sales volumes primarily due to our Shell Permian acquisition, partly offset by assets divested. See Note 3.
•Higher equity in earnings of affiliates, primarily due to higher LNG sales prices and volumes as well as the additional 10 percent interest in APLNG we acquired in the first quarter of 2022. See Note 3.
•Absence of a $682 million after-tax impairment of our APLNG investment included within our Asia Pacific segment. See Note 7.
•Recognition of a $515 million tax benefit related to the closing of an IRS audit. See Note 17.
•Gain on dispositions primarily due to a $462 million after-tax gain related to the divestiture of our Indonesia assets, higher contingent payments related to prior dispositions in our Canada and Lower 48 segments and the absence of a $137 million after-tax loss related to the divestiture of noncore assets in our Other International segment from 2021. See Note 3.
•Absence of restructuring and transaction expenses of $341 million after-tax related to our Concho and Shell Permian acquisitions.
•Absence of realized losses on hedges of $233 million after-tax related to derivative positions acquired in our Concho acquisition. See Note 12.
•Lower other expenses primarily related to an after-tax gain of $62 million associated with the extinguishment of debt from the first quarter of 2022. See Note 9.
These increases in net income (loss) were partly offset by:
•Higher income tax provision.
•Higher taxes other than income taxes, production and operating expenses and DD&A expenses due to higher prices, production volumes, primarily from our Shell Permian acquisition, and inflation. Partially offsetting the increase in DD&A expenses were lower rates from reserve revisions.
•A gain of $251 million after-tax on our Cenovus Energy (CVE) common shares in 2022, as compared to a $1,040 million after-tax gain on those shares in 2021. See Note 5.
•Absence of an after-tax gain of $194 million recognized for a final investment decision (FID) bonus associated with our Australia-West divestiture in 2020. See Note 11.
•Higher exploration expenses primarily related to the impairment of certain aged, suspended wells in our Canada segment and increased dry hole expenses in our Europe, Middle East and North Africa segment. See Note 6.

ConocoPhillips 2022 10-K	38

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.
Sales and other operating revenues increased $32,666 million in 2022, mainly due to higher realized commodity prices and higher sales volumes, primarily due to our Shell Permian acquisition, partially offset by assets divested. See Note 3.
Equity in earnings of affiliates increased $1,249 million in 2022, primarily due to higher earnings driven by higher LNG and crude prices as well as the additional 10 percent interest in APLNG which was acquired in the first quarter of 2022. See Note 3.
Gain on dispositions increased $591 million in 2022, primarily due to the recognition of a gain of $534 million from our Indonesia divestiture, the absence of a $179 million loss associated with the sale of noncore assets in our Other International segment and higher contingent payments in our Canada and Lower 48 segments than in 2021. These increases were partially offset by the absence of a $200 million gain for a FID bonus associated with our Australia-West divestiture recognized in the first quarter of 2021. See Note 3.
Other income (loss) decreased $699 million in 2022, primarily due to the absence of mark-to-market gains associated with our CVE common shares which were fully divested in the first quarter of 2022. See Note 5. The decrease was partially offset by higher interest income earned due to rising rates and investments.
Purchased commodities increased $15,813 million in 2022, primarily in line with higher gas and crude prices and volumes.
Production and operating expenses increased $1,312 million in 2022, due to higher volumes, primarily due to our Shell Permian acquisition, inflation and commodity price impacts.
Selling, general and administrative expenses decreased $96 million in 2022, primarily due to the absence of transaction and restructuring expenses associated with our Concho and Shell Permian acquisitions, partially offset by higher compensation and benefits costs, including mark-to-market impacts of certain key employee compensation programs.
Exploration expenses increased $220 million in 2022, primarily due to the impairment of certain aged, suspended wells in our Canada segment as well as increased dry hole expenses related to our 2022 exploration and appraisal campaign in Norway.

DD&A increased $296 million in 2022 mainly due to higher overall production volumes primarily due to our Shell Permian acquisition, partially offset by lower rates from reserve additions from development drilling and higher prices and the absence of DD&A from divested assets.
Impairments decreased $686 million in 2022, primarily due to the absence of an impairment of our APLNG investment included within our Asia Pacific segment in 2021. For additional information, see Note 7 and Note 13.
Taxes other than income taxes increased $1,730 million in 2022, caused primarily by higher commodity prices and higher sales volumes.
Other Expenses decreased $149 million primarily related to a gain of $127 million associated with the extinguishment of debt from the first quarter of 2022. See Note 9.
See Note 17—Income Taxes for information regarding our income tax provision and effective tax rate.

39	ConocoPhillips 2022 10-K

Results of Operations	Table of Contents
Summary Operating Statistics

	2022	2021	2020
Average Net Production
Crude oil (MBD)
Consolidated Operations	885	816	555
Equity affiliates	13	13	13
Total crude oil	898	829	568

Natural gas liquids (MBD)
Consolidated Operations	244	134	97
Equity affiliates	8	8	8
Total natural gas liquids	252	142	105

Bitumen (MBD)	66	69	55

Natural gas (MMCFD)
Consolidated Operations	1,939	2,109	1,339
Equity affiliates	1,191	1,053	1,055
Total natural gas	3,130	3,162	2,394

Total Production (MBOED)	1,738	1,567	1,127

	Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated Operations	$97.23	67.61	39.56
Equity affiliates	97.31	69.45	39.02
Total crude oil	97.23	67.64	39.54

Natural gas liquids (per bbl)
Consolidated Operations	35.67	31.04	12.90
Equity affiliates	61.22	54.16	32.69
Total natural gas liquids	36.50	32.45	14.61

Bitumen (per bbl)	55.56	37.52	8.02

Natural gas (per mcf)
Consolidated Operations	10.56	6.00	3.17
Equity affiliates	10.67	5.31	3.71
Total natural gas	10.60	5.77	3.41

	Millions of Dollars
Worldwide Exploration Expenses
General and administrative; geological and geophysical, lease rental, and other	$224	300	374
Leasehold impairment	89	10	868
Dry holes	251	34	215
Total Exploration Expenses	$564	344	1,457

ConocoPhillips 2022 10-K	40

Results of Operations	Table of Contents
We explore for, produce, transport and market crude oil, bitumen, LNG, natural gas and NGLs on a worldwide basis. At December 31, 2022, our operations were producing in the U.S., Norway, Canada, Australia, China, Malaysia, Qatar and Libya.
Total production of 1,738 MBOED increased 171 MBOED or 11 percent in 2022 compared with 2021, primarily due to:
•New wells online in the Lower 48, Alaska, Australia, China, Malaysia and Canada.
•Acquisitions including Shell Permian in the Lower 48 and additional working interest at APLNG in our Asia Pacific segment. See Note 3.
•Conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis.
The increase in production during 2022 was partly offset by:
•Normal field decline.
•Divestiture of our Indonesia assets and noncore assets in the Lower 48 segment. See Note 3.
Production for 2022 was 1,738 MBOED. After adjusting for closed acquisitions and dispositions, the conversion of previously acquired Concho-contracted volumes from a two-stream to a three-stream basis and 2021 Winter Storm Uri impacts, production decreased by 16 MBOED or 1 percent. Organic growth from Lower 48 and other development programs more than offset decline; however, production was lower overall, primarily due to fourth quarter weather impacts and downtime in Lower 48.

41	ConocoPhillips 2022 10-K

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of Segment Results is after-tax.
Alaska

	2022	2021	2020
Net Income (Loss) Attributable to ConocoPhillips ($MM)	$2,352	1,386	(719)

Average Net Production
Crude oil (MBD)	177	178	181
Natural gas liquids (MBD)	17	16	16
Natural gas (MMCFD)	34	16	10
Total Production (MBOED)	200	197	198

Average Sales Prices
Crude oil ($ per bbl)	$101.72	69.87	42.12
Natural gas ($ per mcf)	3.64	2.81	2.91
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. In 2022, Alaska contributed 16 percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss) Attributable to ConocoPhillips
Alaska reported earnings of $2,352 million in 2022, compared with earnings of $1,386 million in 2021. Earnings were positively impacted by higher realized commodity prices.
Earnings were negatively impacted by:
•Higher taxes other than income taxes associated with higher realized commodity prices and higher production volumes.
•Higher production and operating expenses driven primarily by response costs associated with a first quarter subsurface gas release at Alpine drill site CD1 and higher activity comprised of well workovers and gas injections.
Production
Average production increased 3 MBOED in 2022 compared with 2021, primarily due to:
•New wells online at our Western North Slope assets.
•Increased development activity at Greater Prudhoe Area and Greater Kuparuk Area assets.
•Higher produced gas volumes in our Greater Prudhoe Area.
The production increase was partly offset by normal field decline.

ConocoPhillips 2022 10-K	42

Results of Operations	Table of Contents
Lower 48

	2022	2021	2020
Net Income (Loss) Attributable to ConocoPhillips ($MM)	$11,015	4,932	(1,122)

Average Net Production
Crude oil (MBD)	534	447	213
Natural gas liquids (MBD)*	221	110	74
Natural gas (MMCFD)*	1,402	1,340	585
Total Production (MBOED)	989	780	385

Average Sales Prices
Crude oil ($ per bbl)	$94.46	66.12	35.17
Natural gas liquids ($ per bbl)	35.36	30.63	12.13
Natural gas ($ per mcf)	5.92	4.38	1.65
*Includes conversion of previously acquired Concho two-stream contracts to three-stream initiated in the fourth quarter of 2021.
The Lower 48 segment consists of operations located in the contiguous U.S. and the Gulf of Mexico and commercial operations. During 2022, the Lower 48 contributed 64 percent of our consolidated liquids production and 72 percent of our consolidated natural gas production.
Net Income (Loss) Attributable to ConocoPhillips
Lower 48 reported earnings of $11,015 million in 2022, compared with earnings of $4,932 million in 2021. Earnings were positively impacted by:
•Higher realized prices.
•Higher sales volumes primarily related to our Shell Permian Acquisition. See Note 3.
•Absence of one-time impacts from our Concho and Shell Permian acquisitions including realized losses on hedges related to derivative positions acquired in our Concho acquisition and higher selling, general and administrative expenses for transaction and restructuring charges. See Note 12.
Earnings were negatively impacted by:
•Higher production and operating expenses, DD&A expenses and taxes other than income taxes primarily due to higher production volumes, primarily from our Shell Permian acquisition, realized commodity prices and inflation. Partially offsetting the increase in DD&A expenses were lower rates from reserve additions, primarily from additional development drilling in our unconventional plays and certain technical revisions.
Production
Total average production increased 209 MBOED in 2022 compared with 2021, primarily due to:
•New wells online from our development programs in Delaware Basin, Eagle Ford, Midland Basin and Bakken.
•Higher volumes due to our Shell Permian acquisition, partially offset by assets divested. See Note 3.
•Conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis.
These production increases were partly offset by normal field decline.
Asset Acquisitions and Dispositions
We completed multiple divestitures of noncore oil and gas assets during 2022 totaling approximately $680 million in proceeds after customary adjustments. These divested assets averaged approximately 18 MBOED. We also cored up strategic positions through acquisitions of approximately $250 million after customary adjustments. See Note 3.

43	ConocoPhillips 2022 10-K

Results of Operations	Table of Contents
Canada

	2022	2021	2020
Net Income (Loss) Attributable to ConocoPhillips ($MM)	$714	458	(326)

Average Net Production
Crude oil (MBD)	6	8	6
Natural gas liquids (MBD)	3	4	2
Bitumen (MBD)	66	69	55
Natural gas (MMCFD)	61	80	40
Total Production (MBOED)	85	94	70

Average Sales Prices
Crude oil ($ per bbl)	$79.94	56.38	23.57
Natural gas liquids ($ per bbl)	37.70	31.18	5.41
Bitumen ($ per bbl)	55.56	37.52	8.02
Natural gas ($ per mcf)	3.62	2.54	1.21
Average sales prices include unutilized transportation costs.
Our Canadian operations consist of the Surmont oil sands development in Alberta and the liquids-rich Montney unconventional play in British Columbia and commercial operations. In 2022, Canada contributed six percent of our consolidated liquids production and three percent of our consolidated natural gas production.
Net Income (Loss) Attributable to ConocoPhillips
Canada operations reported earnings of $714 million in 2022 compared with earnings of $458 million in 2021. Earnings were positively impacted by:
•Higher realized prices.
•Contingent payments of $282 million in 2022 associated with the sale of certain assets to CVE in 2017 compared with $246 million in 2021.

Earnings were negatively impacted by:
•Higher exploration expenses primarily related to the impairment of certain aged, suspended wells. See Note 6.
•Lower sales volumes.
•Higher production and operating expenses primarily due to higher fuel gas and electricity prices at Surmont.
Production
Total average production decreased 9 MBOED in 2022 compared with 2021. The production decrease was primarily due to:
•Normal field decline.
•Higher royalty rates across the segment due to higher commodity prices.
•Planned turnarounds in our Montney assets and at the Surmont Central Processing Facility 1.
These production decreases were partly offset by new wells online in our Montney asset.

ConocoPhillips 2022 10-K	44

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	2022	2021	2020
Net Income (Loss) Attributable to ConocoPhillips ($MM)	$2,244	1,167	448

Consolidated Operations
Average Net Production
Crude oil (MBD)	107	118	86
Natural gas liquids (MBD)	3	4	4
Natural gas (MMCFD)	328	313	275
Total Production (MBOED)	165	175	136

Average Sales Prices
Crude oil ($ per bbl)	$99.20	68.97	43.30
Natural gas liquids ($ per bbl)	54.52	43.97	23.27
Natural gas ($ per mcf)	33.39	13.27	3.23
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea; the Norwegian Sea; Qatar; Libya; and commercial and terminalling operations in the U.K. In 2022, our Europe, Middle East and North Africa operations contributed nine percent of our consolidated liquids production and 17 percent of our consolidated natural gas production.
Net Income (Loss) Attributable to ConocoPhillips
The Europe, Middle East and North Africa segment reported earnings of $2,244 million in 2022 compared with earnings of $1,167 million in 2021. Earnings were positively impacted by:
•Higher realized prices.
•Higher equity in earnings of affiliates primarily due to higher LNG sale prices.
•Foreign exchange gains as the USD strengthened against the Norwegian Kroner.

Earnings were negatively impacted by:
•Lower sales volumes.
Consolidated Production
Average consolidated production decreased 10 MBOED in 2022, compared with 2021. The consolidated production decrease was primarily due to:
•Normal field decline.
•Field-wide turnarounds in the Greater Ekofisk Area of Norway.
•Unplanned downtime across our Norway assets.
These production decreases were partly offset by:
•New wells online, improved performance and higher gas exports in Norway.
Qatar Interest
During 2022, we were awarded a 25 percent interest in a new joint venture with QatarEnergy that will participate in the NFE LNG project. Formation of the NFE joint venture (QG8) closed in December 2022. Once complete, the NFE project will have the capacity to produce 32 MTPA. See Note 3 and Note 4.
Libya Acquisition
In November 2022, we, along with TotalEnergies completed the joint acquisition of Hess Libya Waha Ltd, which increased our interest in the Waha Concession by 4.1 percent to 20.4 percent.
Exploration Activity
In 2022, we drilled four operated wells and participated in one partner operated well, all of which were determined to be dry holes, including the Slagugle appraisal well which effectively delineated the 2020 discovery. Slagugle is a discovery that we are continuing to evaluate.

45	ConocoPhillips 2022 10-K

Results of Operations	Table of Contents
Asia Pacific

	2022	2021	2020
Net Income (Loss) Attributable to ConocoPhillips ($MM)	$2,736	453	962

Consolidated Operations
Average Net Production
Crude oil (MBD)	61	65	69
Natural gas liquids (MBD)	—	—	1
Natural gas (MMCFD)	114	360	429
Total Production (MBOED)	80	125	141

Average Sales Prices
Crude oil ($ per bbl)	$105.52	70.36	42.84
Natural gas liquids ($ per bbl)	—	—	33.21
Natural gas ($ per mcf)	5.84	6.56	5.39
At December 31, 2022, the Asia Pacific segment had operations in China, Malaysia, and Australia, and commercial operations in China, Singapore and Japan. During 2022, Asia Pacific contributed five percent of our consolidated liquids production and six percent of our consolidated natural gas production.
Net Income (Loss) Attributable to ConocoPhillips
Asia Pacific reported earnings of $2,736 million in 2022, compared with $453 million in 2021. The increase in earnings was mainly due to:
•Higher equity in earnings of affiliates reflecting higher LNG sales prices as well as our increased interest in APLNG.
•Absence of a $688 million after-tax impairment on our APLNG investment. See Note 4 and Note 13.
•Higher realized crude prices.
•After-tax gain of $534 million associated with the divestiture of our Indonesian assets. See Note 3.
•Lower DD&A expenses driven by the divestiture of our Indonesia assets.
•Lower production and operating expenses primarily associated with the divestiture of our Indonesia assets and lower production costs in China.

Earnings were negatively impacted by:
•Absence of an after-tax gain of $200 million recognized in the first quarter of 2021 related to a contingent payment from our Australia-West divestiture in 2020. See Note 3 and Note 11.
•Lower sales volumes primarily due to the divestiture of our Indonesia assets.
•Higher taxes other than income taxes primarily due to higher realized crude oil prices.
Consolidated Production
Average consolidated production decreased 45 MBOED in 2022, compared with 2021. The decrease was primarily due to:
•The divestiture of our Indonesia assets in the first quarter of 2022.
•Normal field decline.
These production decreases were partly offset by development activity at Bohai Bay in China and new wells online in Malaysia.
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

ConocoPhillips 2022 10-K	46

Results of Operations	Table of Contents
Other International

	2022	2021	2020
Net Income (Loss) Attributable to ConocoPhillips ($MM)	$(51)	(107)	(64)
The Other International segment includes interests in Colombia as well as contingencies associated with prior operations in other countries.
Earnings from our Other International operations improved $56 million in 2022, compared with 2021, primarily due to the absence of a $137 million after-tax loss on divestiture related to our Argentina exploration interests, partially offset by higher taxes related to legal settlements in 2022.
Corporate and Other

	Millions of Dollars
	2022	2021	2020
Net Income (Loss) Attributable to ConocoPhillips
Net interest expense	$(600)	(801)	(662)
Corporate general and administrative expenses	(244)	(317)	(200)
Technology	32	25	(26)
Other income (expense)	482	883	(992)
	$(330)	(210)	(1,880)
Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest expense improved $201 million in 2022, compared with 2021, primarily due to higher interest income as well as lower interest expenses as a result of our debt reduction transactions. See Note 9.
Corporate G&A expenses include compensation programs and staff costs. These expenses decreased by $73 million in 2022 compared with 2021, primarily due to the absence of restructuring expenses associated with our Concho acquisition, partially offset by mark-to-market adjustments associated with certain compensation programs. See Note 16.
Technology includes our investment in new technologies or businesses, as well as licensing revenues. Activities are focused on both conventional and tight oil reservoirs, shale gas, heavy oil, oil sands, enhanced oil recovery as well as LNG.
Other income (expense) ("Other") includes certain corporate tax-related items, foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains or losses on early retirement of debt, holding gains or losses on equity securities and pension settlement expense. Earnings in “Other” decreased by $401 million in 2022 compared with 2021. This was primarily due to a gain of $251 million on our CVE common shares in 2022, compared with a $1,040 million gain in 2021. Earnings in "Other" also decreased due to a $101 million tax impact associated with the disposition of our Indonesia assets and higher legal accruals of $81 million. Offsetting the decreases to earnings in "Other" include a $474 million federal tax benefit associated with the closing of the 2017 audit of our U.S. federal income tax return, the absence of a release of a $92 million deferred tax asset associated with prior dispositions and recognizing an after-tax gain of $62 million associated with the debt restructuring transactions.

47	ConocoPhillips 2022 10-K

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars Except as Indicated
	2022	2021	2020

Net cash provided by operating activities	$28,314	16,996	4,802
Cash and cash equivalents	6,458	5,028	2,991
Short-term investments	2,785	446	3,609
Short-term debt	417	1,200	619
Total debt	16,643	19,934	15,369
Total equity	48,003	45,406	29,849
Percent of total debt to capital*	26%	31	34
Percent of floating-rate debt to total debt	2%	4	7
*Capital includes total debt and total equity.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, proceeds from asset sales, our commercial paper and credit facility programs and our ability to sell securities using our shelf registration statement. In 2022, the primary uses of our available cash were $10.2 billion to support our ongoing capital expenditures and investments program, $9.3 billion to repurchase common stock, $5.7 billion to pay the ordinary dividend and VROC, $3.4 billion to reduce debt through refinancing transactions and retirements and $2.6 billion net purchases of investments. In 2022, cash and cash equivalents increased by over $1.4 billion to $6.5 billion.
At December 31, 2022, we had cash and cash equivalents of $6.5 billion, short-term investments of $2.8 billion, and available borrowing capacity under our credit facility of $5.5 billion, totaling approximately $14.8 billion of liquidity. We believe current cash balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, dividend payments and required debt payments.

Significant Changes in Capital
Operating Activities
Cash provided by operating activities continued to increase in 2022 totaling $28.3 billion, compared with $17.0 billion for 2021, and $4.8 billion for 2020. The increase in cash provided by operating activities from 2021 is primarily due to higher realized commodity prices, higher sales volumes mostly due to our acquisition of Shell Permian assets and the absence of the 2021 settlement of oil and gas hedging positions acquired from Concho. The increase in cash provided by operating activities was partly offset by foreign tax and royalty payments in Libya and foreign tax payments in Norway in addition to U.S. tax payments.

The increase in cash from 2021 compared to 2020 is primarily due to higher realized commodity prices and higher sales volumes, mostly resulting from our acquisition of Concho. The increase was partly offset by the $0.8 billion in settlement of oil and gas hedging positions acquired from Concho and approximately $0.4 billion of transaction and restructuring costs.
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

ConocoPhillips 2022 10-K	48

Capital Resources and Liquidity	Table of Contents
The level of absolute production volumes, as well as product and location mix, impacts our cash flows. Full-year production averaged 1,738 MBOED in 2022, an increase of 171 MBOED or 11 percent compared to 2021. First quarter 2023 production is expected to be 1.72 MMBOED to 1.76 MMBOED. Future production is subject to numerous uncertainties, including, among others, the volatile crude oil and natural gas price environment, which may impact investment decisions; the effects of price changes on production sharing and variable-royalty contracts; acquisition and disposition of fields; field production decline rates; new technologies; operating efficiencies; timing of startups and major turnarounds; political instability; weather-related disruptions; and the addition of proved reserves through exploratory success and their timely and cost-effective development. While we actively manage these factors, production levels can cause variability in cash flows, although generally this variability has not been as significant as that caused by commodity prices.
To maintain or grow our production volumes on an ongoing basis, we must continue to add to our proved reserve base. Our proved reserves generally increase as prices rise and decrease as prices decline. Reserve replacement represents the net change in proved reserves, net of production, divided by our current year production. For information on proved reserves, including both developed and undeveloped reserves, see the reserve table disclosures contained in “Supplementary Data – Oil and Gas Operations.” See “Item 1A—Risk Factors – Unless we successfully develop resources, the scope of our business will decline, resulting in an adverse impact to our business.”
As discussed in the “Critical Accounting Estimates” section, engineering estimates of proved reserves are imprecise; therefore, reserves may be revised upward or downward each year due to the impact of changes in commodity prices or as more technical data becomes available on reservoirs. It is not possible to reliably predict how revisions will impact future reserve quantities.
Investing Activities
In 2022, we invested $10.2 billion in capital expenditures and investments; $2.1 billion of which was acquisition capital for the additional 10 percent interest in APLNG, certain Lower 48 assets and the payments toward our investment in QG8. The remaining $8.1 billion funded our operating capital program inclusive of growth in the Lower 48 segment through the integration of Concho and Shell Permian assets. Capital expenditures invested in 2021 and 2020 were $5.3 billion and $4.7 billion, respectively. See the “Capital Expenditures and Investments” section.
In 2022, we completed the monetization of our investment in CVE common shares that we began in May 2021. By the end of the first quarter of 2022, we fully divested of our investment, recognizing proceeds of $1.4 billion and directing proceeds toward our existing share repurchase program. Since inception, we generated total proceeds of $2.5 billion. See Note 5. Other proceeds from dispositions received in the current year include our divestitures in Asia Pacific and Lower 48 segments for approximately $1.5 billion after customary adjustments and $500 million in contingent payments associated with prior divestitures. See Note 3.
In December 2021, we completed our acquisition of Shell’s assets in the Delaware Basin for cash consideration of approximately $8.7 billion after customary adjustments. We funded this transaction with cash on hand. We completed our acquisition of Concho on January 15, 2021 in an all-stock transaction. The assets acquired in the transaction included $382 million of cash. The net impact of these items is recognized within “Acquisition of businesses, net of cash acquired” on our consolidated statement of cash flows. See Note 3.
In 2021, total proceeds from asset dispositions were $1.7 billion. We received cash proceeds of $250 million from the sale of noncore assets in our Lower 48 segment and $1.1 billion from sales of our investment in CVE common shares and $244 million of contingent payments related to dispositions completed before 2021. See Note 3 and Note 5.
In 2020, proceeds from asset sales were $1.3 billion. We received cash proceeds of $765 million for the divestiture of our Australia-West assets and operations. We also received proceeds of $359 million and $184 million from the sale of our Niobrara interests and Waddell Ranch interests in the Lower 48, respectively. See Note 3.
We invest in short-term investments as part of our cash investment strategy, the primary objective of which is to protect principal, maintain liquidity and provide yield and total returns; these investments include time deposits, commercial paper, as well as debt securities classified as available for sale. Funds for short-term needs to support our operating plan and provide resiliency to react to short-term price volatility are invested in highly liquid instruments with maturities within the year. Funds we consider available to maintain resiliency in longer term price downturns and to capture opportunities outside a given operating plan may be invested in instruments with maturities greater than one year. See Note 12 and Note 19.

49	ConocoPhillips 2022 10-K

Capital Resources and Liquidity	Table of Contents
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
Credit facility borrowings may bear interest at a margin above the Secured Overnight Financing Rate (SOFR). The agreement calls for commitment fees on available, but unused, amounts. The agreement also contains early termination rights if our current directors or their approved successors cease to be a majority of the Board of Directors.

The revolving credit facility supports ConocoPhillips Company’s ability to issue up to $5.5 billion of commercial paper, which is primarily a funding source for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at December 31, 2022.
Our debt balance at December 31, 2022 was $16.6 billion compared with $19.9 billion at December 31, 2021. The current portion of debt, including payments for finance leases, is $0.4 billion. In 2022, we repurchased notes, retired floating rate debt, and executed a debt refinancing comprised of concurrent transactions including new debt issuances, a cash tender offer and debt exchange offers. In aggregate, these transactions along with naturally maturing debt, reduced the company's total debt by $3.3 billion. The refinancing facilitates our ability to achieve our previously announced $5 billion debt reduction target by the end of 2026 while also reducing the company's annual cash interest expense.
The current credit ratings on our long-term debt are:
•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: "A2" with a "stable" outlook

See Note 9 for additional information on debt, revolving credit facility and credit ratings.
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
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At December 31, 2022 and December 31, 2021, we had direct bank letters of credit of $368 million and $337 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.

Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

ConocoPhillips 2022 10-K	50

Capital Resources and Liquidity	Table of Contents
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Expenditures and Investments” section.
Our debt balance at December 31, 2022, was $16.6 billion, a decrease of $3.3 billion from the balance at December 31, 2021 of $19.9 billion. As part of our objective to maintain a strong balance sheet, we announced in 2021 our intention to reduce our total debt by $5 billion by the end of 2026. In 2022, we executed concurrent debt refinancing transactions, repurchased existing notes and retired floating rate notes upon natural maturity, that in aggregate reduced the company's total debt by $3.3 billion and progressed the achievement of our debt reduction target while also lowering our annual cash interest expense and extending the weighted average maturity of our debt portfolio. See Note 9.

In February 2023, we announced our 2023 planned return of capital to shareholders of $11 billion through our three-tier return of capital framework. We plan to deliver a compelling, growing ordinary dividend, through-cycle share repurchases and a VROC payment. The VROC provides a flexible tool for meeting our commitment of returning greater than 30 percent of cash from operating activities during periods where commodity prices are meaningfully higher than our planning price range. Our 2022 total capital returned was $15 billion.

Consistent with our commitment to deliver value to shareholders, in 2022, we paid ordinary dividends of $1.89 per common share and VROC payments of $2.60 per common share. This was an increase over 2021 and 2020, when we paid only ordinary dividends of $1.75 and $1.69 per common share, respectively. In February 2023, we declared a first quarter ordinary dividend of $0.51 cents per share and a VROC of $0.60 cents per share. The ordinary dividend of $0.51 cents per share is payable March 1, 2023, to shareholders of record on February 14, 2023. The VROC of $0.60 cents per share is payable April 14, 2023, to shareholders of record on March 29, 2023.
The ordinary dividend and VROC are subject to numerous considerations and will be determined and approved each quarter by the Board of Directors. If approved, we expect to announce the VROC when we announce our ordinary dividend, but the quarterly payouts will be staggered from the ordinary dividend and paid in the subsequent quarter, resulting in up to eight cash distributions throughout the year.
In late 2016, we initiated our current share repurchase program. In October 2022, our Board of Directors approved an increase to our authorization from $25 billion to $45 billion of our common stock to support our plan for future share repurchases. Share repurchases were $9.3 billion, $3.6 billion, and $0.9 billion in 2022, 2021, and 2020, respectively. As of December 31, 2022, share repurchases since the inception of our current program totaled 334.8 million shares and $23.4 billion. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors.
For more information on factors considered when determining the levels of returns of capital see “Item 1A—Risk Factors – Our ability to execute our capital return program is subject to certain considerations.”
As of December 31, 2022, in addition to the priorities described above, we have contractual obligations to purchase goods and services of approximately $19.2 billion. We expect to fulfill $8.8 billion of these obligations in 2023. These figures exclude purchase commitments for jointly owned fields and facilities where we are not the operator. Purchase obligations of $5.0 billion are related to agreements to access and utilize the capacity of third-party equipment and facilities, including pipelines and LNG product terminals, to transport, process, treat and store commodities. Purchase obligations of $12.7 billion are related to market-based contracts for commodity product purchases with third parties. The remainder is primarily our net share of purchase commitments for materials and services for jointly owned fields and facilities where we are the operator.

51	ConocoPhillips 2022 10-K

Capital Resources and Liquidity	Table of Contents
Capital Expenditures and Investments

	Millions of Dollars
	2022	2021	2020
Alaska	1,091	982	1,038
Lower 48	5,630	3,129	1,881
Canada	530	203	651
Europe, Middle East and North Africa	998	534	600
Asia Pacific	1,880	390	384
Other International	—	33	121
Corporate and Other	30	53	40
Capital Program*	10,159	5,324	4,715
* Excludes capital related to acquisitions of businesses, net of capital acquired.
Our capital expenditures and investments for the three-year period ended December 31, 2022, totaled $20.2 billion. The 2022 capital expenditures and investments supported key operating activities and acquisitions, primarily:
•Development activities in the Lower 48, primarily in the Delaware Basin, Eagle Ford, Midland Basin and Bakken.
•Appraisal and development activities in Alaska related to the Western North Slope and development activities in the Greater Kuparuk Area.
•Appraisal and development activities at Montney as well as optimization and development of oil sands in Canada.
•Development, exploration and appraisal activities across assets in Norway.
•Continued development and exploration activities in Malaysia and China.
•Acquisition capital associated with additional interest in APLNG and certain Lower 48 assets as well as the payment for our investment in QG8.

2023 Capital Budget
In February 2023, we announced our 2023 operating plan capital is expected to be between $10.7 to $11.3 billion. The plan includes funding for ongoing development drilling programs, major projects, exploration and appraisal activities and base maintenance.

ConocoPhillips 2022 10-K	52

Capital Resources and Liquidity	Table of Contents
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
•Non-Obligated Subsidiaries are excluded from this presentation.
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented separately below:
Summarized Income Statement Data

Millions of Dollars
2022
Revenues and Other Income	$55,630
Income (loss) before income taxes*	18,438
Net income (loss)	18,680
Net Income (Loss) Attributable to ConocoPhillips	18,680
*Includes approximately $9.0 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

Millions of Dollars
December 31, 2022
Current assets	$10,766
Amounts due from Non-Obligated Subsidiaries, current	1,892
Noncurrent assets	79,269
Amounts due from Non-Obligated Subsidiaries, noncurrent	6,552
Current liabilities	8,201
Amounts due to Non-Obligated Subsidiaries, current	3,248
Noncurrent liabilities	40,389
Amounts due to Non-Obligated Subsidiaries, noncurrent	24,594

53	ConocoPhillips 2022 10-K

Capital Resources and Liquidity	Table of Contents
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
Our legal organization applies its knowledge, experience, and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. Our process facilitates the early evaluation and quantification of potential exposures in individual cases. This process also enables us to track those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, our legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. See Note 17.
Environmental
We are subject to the same numerous international, federal, state, and local environmental laws and regulations as other companies in our industry. The most significant of these environmental laws and regulations include, among others, the:
•U.S. Federal Clean Air Act, which governs air emissions.
•U.S. Federal Clean Water Act, which governs discharges to water bodies.
•European Union Regulation for Registration, Evaluation, Authorization and Restriction of Chemicals (REACH).
•U.S. Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), which imposes liability on generators, transporters and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur.
•U.S. Federal Resource Conservation and Recovery Act (RCRA), which governs the treatment, storage, and disposal of solid waste.
•U.S. Federal Oil Pollution Act of 1990 (OPA90), under which owners and operators of onshore facilities and pipelines, lessees or permittees of an area in which an offshore facility is located, and owners and operators of vessels are liable for removal costs and damages that result from a discharge of oil into navigable waters of the U.S.
•U.S. Federal Emergency Planning and Community Right-to-Know Act (EPCRA), which requires facilities to report toxic chemical inventories with local emergency planning committees and response departments.
•U.S. Federal Safe Drinking Water Act, which governs the disposal of wastewater in underground injection wells.
•U.S. Department of the Interior regulations, which relate to offshore oil and gas operations in U.S. waters and impose liability for the cost of pollution cleanup resulting from operations, as well as potential liability for pollution damages.
•European Union Trading Directive resulting in European Emissions Trading Scheme.
These laws and their implementing regulations set limits on emissions and, in the case of discharges to water, establish water quality limits. They also establish standards and impose obligations for the remediation of releases of hazardous substances and hazardous wastes. In most cases, these regulations require permits in association with new or modified operations. These permits can require an applicant to collect substantial information in connection with the application process, which can be expensive and time-consuming. In addition, there can be delays associated with notice and comment periods and the agency’s processing of the application. Many of the delays associated with the permitting process are beyond the control of the applicant.
Many states and foreign countries where we operate also have or are developing, similar environmental laws and regulations governing these same types of activities. While similar, in some cases these regulations may impose additional, or more stringent, requirements that can add to the cost and difficulty of marketing or transporting products across state and international borders.

ConocoPhillips 2022 10-K	54

Capital Resources and Liquidity	Table of Contents
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
An example is the use of hydraulic fracturing, an essential completion technique that facilitates production of oil and natural gas otherwise trapped in lower permeability rock formations. A range of local, state, federal, or national laws and regulations currently govern hydraulic fracturing operations, with hydraulic fracturing currently prohibited in some jurisdictions. Although hydraulic fracturing has been conducted for many decades, potential new laws, regulations and permitting requirements from various state environmental agencies, and others could result in increased costs, operating restrictions, operational delays and/or limit the ability to develop oil and natural gas resources. Governmental restrictions on hydraulic fracturing could impact the overall profitability or viability of certain of our oil and natural gas investments. We have adopted operating principles that incorporate established industry standards designed to meet or exceed government requirements. Our practices continually evolve as technology improves and regulations change.
We also are subject to certain laws and regulations relating to environmental remediation obligations associated with current and past operations. Such laws and regulations include CERCLA and RCRA and their state equivalents. Longer-term expenditures are subject to considerable uncertainty and may fluctuate significantly.
We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of December 31, 2022, there were 15 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws.
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
Expensed environmental costs were $705 million in 2022 and are expected to be approximately $669 million and $727 million in 2023 and 2024, respectively. Capitalized environmental costs were $239 million in 2022 and are expected to be about $276 million and $314 million in 2023 and 2024, respectively.
Accrued liabilities for remediation activities are not reduced for potential recoveries from insurers or other third parties and are not discounted (except those assumed in a purchase business combination, which we do record on a discounted basis).
Many of these liabilities result from CERCLA, RCRA, and similar state or international laws that require us to undertake certain investigative and remedial activities at sites where we conduct or once conducted operations or at sites where ConocoPhillips-generated waste was disposed. The accrual also includes a number of sites we identified that may require environmental remediation but which are not currently the subject of CERCLA, RCRA, or other agency enforcement activities. The laws that require or address environmental remediation may apply retroactively and regardless of fault, the legality of the original activities or the current ownership or control of sites. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the future, we may incur significant costs under both CERCLA and RCRA.

55	ConocoPhillips 2022 10-K

Capital Resources and Liquidity	Table of Contents
Remediation activities vary substantially in duration and cost from site to site, depending on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, and the presence or absence of potentially liable third parties. Therefore, it is difficult to develop reasonable estimates of future site remediation costs.
At December 31, 2022, our balance sheet included total accrued environmental costs of $182 million, compared with $187 million at December 31, 2021, for remediation activities in the U.S. and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
See Item 1A—Risk Factors – We expect to continue to incur substantial capital expenditures and operating costs as a result of our compliance with existing and future environmental laws and regulations and Note 11 for information on environmental litigation.
Climate Change
Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated state, national and international laws focusing on GHG emissions reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Examples of legislation and precursors for possible regulation that do or could affect our operations include:
•European Emissions Trading Scheme (ETS), the program through which many of the EU member states are implementing the Kyoto Protocol. Our cost of compliance with the EU ETS in 2022 was approximately $22 million (net share before-tax).
•U.K. Emissions Trading Scheme, the program with which the U.K. has replaced the ETS. Our cost of compliance with the U.K. ETS in 2022 was approximately $0.6 million (net share before-tax).
•The Alberta Technology Innovation and Emissions Reduction (TIER) regulation requires any existing facility with emissions equal to or greater than 100,000 metric tonnes of carbon dioxide, or equivalent, per year to meet a facility benchmark intensity. We did not incur costs related to this regulation in 2022.
•The U.S. Supreme Court decision in Massachusetts v. EPA, 549 U.S. 497, 127 S.Ct. 1438 (2007), confirmed that the EPA has the authority to regulate carbon dioxide as an “air pollutant” under the Federal Clean Air Act.
•The U.S. EPA’s announcement on March 29, 2010 (published as “Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” 75 Fed. Reg. 17004 (April 2, 2010)), and the EPA’s and U.S. Department of Transportation’s joint promulgation of a Final Rule on April 1, 2010, that triggers regulation of GHGs under the Clean Air Act, may trigger more climate-based claims for damages, and may result in longer agency review time for development projects.
•The U.S. EPA’s announcement on January 14, 2015, outlining a series of steps it plans to take to address methane and smog-forming volatile organic compound emissions from the oil and gas industry.
•The U.S. government has announced on September 17, 2021 the Global Methane Pledge, a global initiative to reduce global methane emissions by at least 30 percent from 2020 levels by 2030.
•Carbon taxes in certain jurisdictions. Our cost of compliance with Norwegian carbon legislation in 2022 were fees of approximately $36 million (net share before-tax). We also incur a carbon tax for emissions from fossil fuel combustion in our British Columbia and Alberta operations in Canada, totaling approximately $6 million (net share before-tax).
•The agreement reached in Paris in December 2015 at the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change, setting out a process for achieving global emissions reductions. The new administration has recommitted the United States to the Paris Agreement, and a significant number of U.S. state and local governments and major corporations headquartered in the U.S. have also announced related commitments. Accordingly, the U.S. administration set a new target on April 22, 2021 of a 50 to 52 percent reduction in GHG emissions from 2005 levels in 2030.

ConocoPhillips 2022 10-K	56

Capital Resources and Liquidity	Table of Contents
In the U.S., the Council on Environmental Quality's April 19, 2022 revised regulations and January 9, 2023 National Environmental Policy Act Guidance on Consideration of Greenhouse Gas Emissions and Climate Change for implementing the National Environmental Policy Act (NEPA) require federal agencies to evaluate, among other things, the direct, indirect, and cumulative effects of proposed projects subject to federal authorization, including a project's GHG emissions and potential climate change impact. The new NEPA regulations may result in longer agency review time or difficulty obtaining federal approval for development projects in our industry. Furthermore, additional regulations are forthcoming at the federal and state levels with respect to GHG emissions, including EPA’s November 2022 supplemental proposal to strengthen methane emissions standards for new oil and gas facilities and establishing first-time presumptive standards for existing oil and gas facilities, as well as BLM’s November 2022 proposed regulations to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on Federal and Indian leases. Such regulations, when finalized, may result in the creation of additional costs in the form of taxes, royalty payments, the restriction of output, investments of capital to maintain compliance with laws and regulations, or required acquisition or trading of emission allowances. We are working to continuously improve operational and energy efficiency through resource and energy conservation throughout our operations.

Compliance with changes in laws and regulations that create a GHG tax, emission trading scheme or GHG reduction policies could significantly increase our costs, reduce demand for fossil energy derived products, impact the cost and availability of capital and increase our exposure to litigation. Such laws and regulations could also increase demand for less carbon intensive energy sources, including natural gas. The ultimate impact on our financial performance, either positive or negative, will depend on a number of factors, including but not limited to:
•Whether and to what extent legislation or regulation is enacted.
•The timing of the introduction of such legislation or regulation.
•The nature of the legislation (such as a cap and trade system or a tax on emissions) or regulation.
•The price placed on GHG emissions (either by the market or through a tax).
•The GHG reductions required.
•The price and availability of offsets.
•The amount and allocation of allowances.
•Technological and scientific developments leading to new products or services.
•Any potential significant physical effects of climate change (such as increased severe weather events, changes in sea levels and changes in temperature).
•Whether, and the extent to which, increased compliance costs are ultimately reflected in the prices of our products and services.
See Item 1A—Risk Factors – Existing and future laws, regulations and internal initiatives relating to global climate changes, such as limitations on GHG emissions may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products and Note 11 for information on climate change litigation.

57	ConocoPhillips 2022 10-K

Capital Resources and Liquidity	Table of Contents
Company Response to Climate-Related Risks
Our current Climate Risk Strategy and actions for our oil and gas operations are aligned with the aims of the Paris Agreement while being responsive to shareholder interests for long-term value and competitive returns and is also aligned with our Triple Mandate to responsibly meet energy transition pathway demand, deliver competitive returns on and of capital and achieve our net-zero operational emissions ambition.

In 2020 we became the first U.S.-based oil and gas company to adopt a Paris-aligned climate-risk strategy with an ambition to become a net-zero company for operational (Scope 1 and 2) emissions by 2050. The objective of our Climate Risk Strategy is to manage climate-related risk, optimize opportunities and equip the company to respond to changes in key uncertainties, including government policies around the world, technologies for emissions reduction, alternative energy technologies and changes in consumer trends. The strategy sets out our choices around portfolio composition, emissions reductions, targets and incentives, emissions-related technology development, and our climate-related policy and finance sector engagement.

In early 2022, we published our plan for the Net-Zero Energy Transition (the 'Plan'), to outline how we intend to apply our strategic capabilities and resources to meet the challenges posed by climate change in an economically viable, accountable and actionable way that balances the interests of our stakeholders.

Key elements of our plan include:
•Maintaining a resilient asset portfolio focused on resources with the low cost of supply and low greenhouse gas intensity needed to remain viable in any scenario.
•Setting emissions-reduction targets over the near, medium and long terms for Scope 1 and 2 operational emissions, methane emissions intensity and flaring.
•Expanding policy advocacy beyond carbon pricing to include demand-side policy and regulatory action such as direct federal regulation of methane, advocating for alternative transportation and power generation, and national policy recommendations on natural gas across the value chain.
•Leveraging our assets and capabilities to develop low-carbon technologies and identify emerging business opportunities.
•Tracking and responding to the transition through use of scenario planning to understand alternative pathways and test the resilience of our strategy.
•Continuing capital discipline by incorporating scenario planning and a cost of carbon into our capital allocation decisions.

Our Plan also recognizes the importance of reducing society’s end-use emissions to meet global climate goals. As an upstream producer, we do not control how the commodities we sell into global markets are converted into different energy products or selected for use by consumers. This is why we have consistently taken a prominent role in advocating for a well-designed, economy wide price on carbon and engaged in development of other policies or legislation that could address end-use emissions from high-carbon intensity energy use. We have also expanded policy advocacy beyond carbon pricing to include regulatory action, such as support for the direct regulation of methane.

In support of addressing our Scope 1 and 2 emissions, in 2022, we made progress in several key areas. We continued to refine our Paris-aligned climate risk strategy, joined the Oil and Gas Methane Partnership (OGMP) 2.0 Initiative and set a new near-zero 2030 methane emissions intensity target of approximately 0.15 percent of gas produced. Our emissions reduction efforts and net-zero ambition are supported by our multi-disciplinary Low-Carbon Technologies organization. See Item 1A—Risk Factors – Our ability to successfully execute on our energy transition plans is subject to a number of risks and uncertainties and may be costly to achieve.

ConocoPhillips 2022 10-K	58

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

At year-end 2022, we held $6.5 billion of net capitalized unproved property costs which consisted primarily of individually significant and pooled leaseholds, mineral rights held in perpetuity by title ownership, exploratory wells currently being drilled, suspended exploratory wells and capitalized interest. Of this amount, approximately $4.7 billion is concentrated in the Delaware and Midland Basins, where we have an ongoing significant and active development program. Outside of the Delaware and Midland Basins, the remaining $1.8 billion is primarily concentrated in Canada and Alaska. Management periodically assesses our unproved property for impairment based on the results of exploration and drilling efforts and the outlook for commercialization.
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
At year-end 2022, total suspended well costs were $527 million, compared with $660 million at year-end 2021. For additional information on suspended wells, including an aging analysis, see Note 6.

59	ConocoPhillips 2022 10-K

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
Despite the inherent imprecision in these engineering estimates, accounting rules require disclosure of “proved” reserve estimates due to the importance of these estimates to better understand the perceived value and future cash flows of a company’s operations. There are several authoritative guidelines regarding the engineering criteria that must be met before estimated reserves can be designated as “proved.” Our geosciences and reservoir engineering organization has policies and procedures in place consistent with these authoritative guidelines. We have trained and experienced internal engineering personnel who estimate our proved reserves held by consolidated companies, as well as our share of equity affiliates. See “Supplementary Data - Oil and Gas Operations” for additional information.
Proved reserve estimates are adjusted annually in the fourth quarter and during the year if significant changes occur and take into account recent production and subsurface information about each field. Also, as required by current authoritative guidelines, the estimated future date when an asset will reach the end of its economic life is based on 12-month average prices and current costs. This date estimates when production will end and affects the amount of estimated reserves. Therefore, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Generally, our proved reserves decrease as prices decline and increase as prices rise.
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
The estimation of proved reserves is also important to the income statement because the proved reserve estimate for a field serves as the denominator in the unit-of-production calculation of the DD&A of the capitalized costs for that asset. At year-end 2022, the net book value of productive PP&E subject to a unit-of-production calculation was approximately $55 billion and the DD&A recorded on these assets in 2022 was approximately $7.3 billion. The estimated proved developed reserves for our consolidated operations were 4.0 billion BOE at the end of 2021 and 3.8 billion BOE at the end of 2022. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 10 percent across all calculations, before-tax DD&A in 2022 would have increased by an estimated $808 million.
Business Combination—Valuation of Oil and Gas Properties
For business combinations, management applies the principles of acquisition accounting under FASB ASC Topic 805 – “Business Combinations” and allocates the purchase price to assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. Estimating the fair values involves making various assumptions, of which the most significant assumptions relate to the fair values assigned to proved and unproved oil and gas properties. For significant business combinations, management generally utilizes a discounted cash flow approach, based on market participant assumptions, and engages third party valuation experts in preparing fair value estimates.
Significant inputs incorporated within the valuation include future commodity price assumptions and production profiles of reserve estimates, the pace of drilling plans, future operating and development costs, inflation rates, and discount rates using a market-based weighted average cost of capital determined at the time of the acquisition. When estimating the fair value of unproved properties, additional risk-weighting adjustments are applied to probable and possible reserves.
The assumptions and inputs incorporated within the fair value estimates are subject to considerable management judgement and are based on industry, market, and economic conditions prevalent at the time of the acquisition. Although we based these estimates on assumptions believed to be reasonable, these estimates are inherently unpredictable and uncertain and actual results could differ. See Note 3.

ConocoPhillips 2022 10-K	60

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
The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future production volumes, commodity prices, operating costs and capital decisions, considering all available evidence at the date of review. Differing assumptions could affect the timing and the amount of an impairment in any period. See Note 6 and Note 7.
Investments in nonconsolidated entities accounted for under the equity method are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. Such evidence of a loss in value might include our inability to recover the carrying amount, the lack of sustained earnings capacity which would justify the current investment amount, or a current fair value less than the investment’s carrying amount. When such a condition is judgmentally determined to be other than temporary, an impairment charge is recognized for the difference between the investment’s carrying value and its estimated fair value. When determining whether a decline in value is other than temporary, management considers factors such as the length of time and extent of the decline, the investee’s financial condition and near-term prospects, and our ability and intention to retain our investment for a period that will be sufficient to allow for any anticipated recovery in the market value of the investment. Since quoted market prices are usually not available, the fair value is typically based on the present value of expected future cash flows using discount rates and prices believed to be consistent with those used by principal market participants, plus market analysis of comparable assets owned by the investee, if appropriate. Differing assumptions could affect the timing and the amount of an impairment of an investment in any period. See the “APLNG” section of Note 4.
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
In addition to asset removal obligations, under the above or similar contracts, permits and regulations, we have certain environmental-related projects. These are primarily related to remediation activities required by Canada and various states within the U.S. at exploration and production sites. Future environmental remediation costs are difficult to estimate because they are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. See Note 8.

61	ConocoPhillips 2022 10-K

Projected Benefit Obligations
The actuarial determination of projected benefit obligations and company contribution requirements involves judgment about uncertain future events, including estimated retirement dates, salary levels at retirement, mortality rates, lump-sum election rates, rates of return on plan assets, future health care cost-trend rates, and rates of utilization of health care services by retirees. Due to the specialized nature of these calculations, we engage outside actuarial firms to assist in the determination of these projected benefit obligations and company contribution requirements. Ultimately, we will be required to fund all vested benefits under pension and postretirement benefit plans not funded by plan assets or investment returns, but the judgmental assumptions used in the actuarial calculations significantly affect periodic financial statements and funding patterns over time. Projected benefit obligations are particularly sensitive to the discount rate assumption. A 100 basis-point decrease in the discount rate assumption would increase projected benefit obligations by $600 million. Benefit expense is sensitive to the discount rate and return on plan assets assumptions. A 100 basis-point decrease in the discount rate assumption would increase annual benefit expense by $50 million, while a 100 basis-point decrease in the return on plan assets assumption would increase annual benefit expense by $40 million. In determining the discount rate, we use yields on high-quality fixed income investments matched to the estimated benefit cash flows of our plans. We are also exposed to the possibility that lump sum retirement benefits taken from pension plans during the year could exceed the total of service and interest components of annual pension expense and trigger accelerated recognition of a portion of unrecognized net actuarial losses and gains. These benefit payments are based on decisions by plan participants and are therefore difficult to predict. In the event there is a significant reduction in the expected years of future service of present employees or the elimination of the accrual of defined benefits for some or all of their future services for a significant number of employees, we could recognize a curtailment gain or loss. See Note 16.
Contingencies
A number of claims and lawsuits are made against the company arising in the ordinary course of business. Management exercises judgment related to accounting and disclosure of these claims which includes losses, damages, and underpayments associated with environmental remediation, tax, contracts, and other legal disputes. As we learn new facts concerning contingencies, we reassess our position both with respect to amounts recognized and disclosed considering changes to the probability of additional losses and potential exposure. However, actual losses can and do vary from estimates for a variety of reasons including legal, arbitration, or other third-party decisions; settlement discussions; evaluation of scope of damages; interpretation of regulatory or contractual terms; expected timing of future actions; and proportion of liability shared with other responsible parties. Estimated future costs related to contingencies are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes. For additional information on contingent liabilities, see the “Contingencies” section within “Capital Resources and Liquidity” and Note 11.
Income Taxes
We are subject to income taxation in numerous jurisdictions worldwide. We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the need for adjustments to existing valuation allowances, we consider all available positive and negative evidence. Positive evidence includes reversals of temporary differences, forecasts of future taxable income, assessment of future business assumptions and applicable tax planning strategies that are prudent and feasible. Negative evidence includes losses in recent years as well as the forecasts of future net income (loss) in the realizable period. In making our assessment regarding valuation allowances, we weight the evidence based on objectivity. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions and the assessment of the effects of foreign taxes on our U.S. federal income taxes (particularly as related to prevailing oil and gas prices). See Note 17.
We regularly assess and, if required, establish accruals for uncertain tax positions that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. These accruals for uncertain tax positions are subject to a significant amount of judgment and are reviewed and adjusted on a periodic basis in light of changing facts and circumstances considering the progress of ongoing tax audits, court proceedings, changes in applicable tax laws, including tax case rulings and legislative guidance, or expiration of the applicable statute of limitations. See Note 17.

ConocoPhillips 2022 10-K	62

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
•The impact of broader societal attention to and efforts to address climate change may impact our access to capital and insurance.
•Potential failures or delays in delivering on our current or future low-carbon strategy, including our inability to develop new technologies.
•The impact of public health crises, including pandemics (such as COVID-19) and epidemics and any related company or government policies or actions.

63	ConocoPhillips 2022 10-K

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
•Potential disruption or interruption of our operations and any resulting consequences due to accidents, extraordinary weather events, supply chain disruptions, civil unrest, political events, war, terrorism, cybersecurity threats, and information technology failures, constraints or disruptions.
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
•General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, bitumen, natural gas, LNG and NGLs pricing, including the imposition of price caps; regulation or taxation; and other political, economic or diplomatic developments, including as a result of any ongoing military conflict, including the conflict between Russia and Ukraine.
•Volatility in the commodity futures markets.
•Changes in tax and other laws, regulations (including alternative energy mandates) or royalty rules applicable to our business.
•Competition and consolidation in the oil and gas E&P industry, including competition for personnel and equipment.
•Any limitations on our access to capital or increase in our cost of capital, including as a result of illiquidity or uncertainty in domestic or international financial markets or investment sentiment, including as a result of increased societal attention to and efforts to address climate change.
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
•Uncertainty as to the long-term value of our common stock.
•The factors generally described in Part I—Item 1A in this 2022 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.

ConocoPhillips 2022 10-K	64

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
Commodity Price Risk
Our Commercial organization uses futures, forwards, swaps and options in various markets to accomplish the following objectives:
•Consistent with our policy to generally remain exposed to market prices, we use swap contracts to convert fixed-price sales contracts, which are often requested by natural gas consumers, to floating market prices.
•Enable us to use market knowledge to capture opportunities such as moving physical commodities to more profitable locations and storing commodities to capture seasonal or time premiums. We may use derivatives to optimize these activities.
We use a VaR model to estimate the loss in fair value that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative financial instruments and derivative commodity contracts we hold or issue, including commodity purchases and sales contracts recorded on the balance sheet at December 31, 2022. Using Monte Carlo simulation, a 95 percent confidence level and a one-day holding period, the VaR for those instruments issued or held for trading purposes or held for purposes other than trading at December 31, 2022 and 2021, was immaterial to our consolidated cash flows and net income attributable to ConocoPhillips.

65	ConocoPhillips 2022 10-K

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

	Millions of Dollars Except as Indicated
	Debt
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2022
2023	$110	7.04%
2024	1,359	2.59
2025	1,268	3.25
2026	104	6.41
2027	438	5.79
Remaining years	12,293	5.45	283	3.91%
Total	$15,572		$283
Fair value	$15,262		$283

Year-End 2021
2022	$346	2.53%	$500	1.03%
2023	116	6.64	—	—
2024	459	3.51	—	—
2025	369	5.32	—	—
2026	1,355	5.06	—	—
Remaining years	14,338	5.80	283	0.11
Total	$16,983		$783
Fair value	$21,668		$783

ConocoPhillips 2022 10-K	66

Foreign Currency Exchange Risk
We have foreign currency exchange rate risk resulting from international operations. We do not comprehensively hedge the exposure to currency exchange rate changes although we may choose to selectively hedge certain foreign currency exchange rate exposures, such as firm commitments for capital projects or local currency tax payments, dividends and cash returns from net investments in foreign affiliates to be remitted within the coming year, investments in equity securities and acquisitions.

At December 31, 2022 and 2021, we held foreign currency exchange forwards hedging cross-border commercial activity and foreign currency exchange swaps for purposes of mitigating our cash-related exposures. Although these forwards and swaps hedge exposures to fluctuations in exchange rates, we elected not to utilize hedge accounting. As a result, the change in the fair value of these foreign currency exchange derivatives is recorded directly in earnings.

At December 31, 2022, we had outstanding foreign currency exchange forward swap contracts. Since the gain or loss on the swaps is offset by the gain or loss from remeasuring cash related balances, and since our aggregate position in the forwards was not material, there would be no material impact to our income from an adverse hypothetical 10 percent change in the December 2022 exchange rates.

At December 31, 2021, we had outstanding foreign currency exchange forward contracts to buy $1.9 billion AUD at $0.715 AUD against the U.S. dollar. Based on the assumed volatility in the fair value calculation, the net fair value of these foreign currency contracts at December 31, 2021, was a before-tax gain of $21 million. Based on an adverse hypothetical 10 percent change in the December 31, 2021 exchange rate, this would result in an additional before-tax loss of $134 million. The sensitivity analysis is based on changing one assumption while holding all other assumptions constant, which in practice may be unlikely to occur, as changes in some of the assumptions may be correlated. The contracts settled in the first quarter of 2022.

The gross notional and fair value of these positions at December 31, 2022 and 2021, were as follows:

Foreign Currency Exchange Derivatives	In Millions
	Notional			Fair Value*
		2022	2021	2022	2021

Buy Canadian dollar, sell U.S. dollar	CAD	15	77	(1)	(1)
Buy Australian dollar, sell U.S. dollar	AUD	—	1,850	—	21
Sell British pound, buy euro	GBP	312	239	7	(8)
Buy British pound, sell euro	GBP	264	394	(10)	7
*Denominated in USD.

67	ConocoPhillips 2022 10-K

Item 8. Financial Statements and Supplementary Data
ConocoPhillips

ConocoPhillips 2022 10-K	68

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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, we believe the company’s internal control over financial reporting was effective as of December 31, 2022.
Ernst & Young LLP has issued an audit report on the company’s internal control over financial reporting as of December 31, 2022, and their report is included herein.

/s/ Ryan M. Lance	/s/ William L. Bullock, Jr.

Ryan M. Lance	William L. Bullock, Jr.
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

69	ConocoPhillips 2022 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ConocoPhillips
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ConocoPhillips (the Company) as of December 31, 2022 and 2021, the related consolidated income statement, consolidated statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.
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

ConocoPhillips 2022 10-K	70

Accounting for asset retirement obligations for certain offshore properties

Description of the Matter
At December 31, 2022, asset retirement obligations (ARO) totaled $6.4 billion. As further described in Note 8, the Company records ARO in the period in which they are incurred, typically when the asset is installed at the production location. The estimation of obligations related to certain offshore assets requires significant judgment given the magnitude and higher estimation uncertainty related to plugging and abandonment of wells and removal and disposal of offshore oil and gas platforms and facilities (collectively, removal costs). Furthermore, as certain of these assets are nearing the end of their operations, the impact of changes in these ARO may result in a material impact to earnings given the relatively short remaining useful lives of the assets.

Auditing the Company’s ARO for the obligations identified above is complex and highly judgmental due to the significant estimation required by management in determining the obligations. In particular, the estimates were sensitive to significant subjective assumptions such as removal cost estimates and end of field life, which are affected by expectations about future market or economic conditions.

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

To test the ARO for the obligations identified above, our audit procedures included, among others, assessing the significant assumptions and inputs used in the valuation, including removal cost estimates and end of field life assumptions. For example, we evaluated removal cost estimates by comparing to settlements and recent removal activities and costs. We also compared end of field life assumptions to production forecasts.

Depreciation, depletion and amortization of proved oil and gas properties, plants and equipment

Description of the Matter
At December 31, 2022, the net book value of the Company’s proved oil and gas properties, plants and equipment (PP&E) was $55 billion, and depreciation, depletion and amortization (DD&A) expense was $7.3 billion for the year then ended. As described in Note 1, under the successful efforts method of accounting, DD&A of PP&E on producing hydrocarbon properties and steam-assisted gravity drainage facilities and certain pipeline and liquified natural gas assets (those which are expected to have a declining utilization pattern) are determined by the unit-of-production method. The unit-of-production method uses proved oil and gas reserves, as estimated by the Company’s internal reservoir engineers.

Proved oil and gas reserves estimates are based on geological and engineering assessments of in-place hydrocarbon volumes, the production plan, historical extraction recovery and processing yield factors, installed plant operating capacity and approved operating limits. Significant judgment is required by the Company’s internal reservoir engineers in evaluating geological and engineering data when estimating proved oil and gas reserves. Estimating proved oil and gas reserves also requires the selection of inputs, including oil and gas price assumptions, future operating and capital costs assumptions and tax rates by jurisdiction, among others. Because of the complexity involved in estimating proved oil and gas reserves, management also used an independent petroleum engineering consulting firm to perform a review of the processes and controls used by the Company’s internal reservoir engineers to determine estimates of proved oil and gas reserves.

Auditing the Company’s DD&A calculation is complex because of the use of the work of the internal reservoir engineers and the independent petroleum engineering consulting firm and the evaluation of management’s determination of the inputs described above used by the internal reservoir engineers in estimating proved oil and gas reserves.

71	ConocoPhillips 2022 10-K

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over its processes to calculate DD&A, including management’s controls over the completeness and accuracy of the financial data provided to the internal reservoir engineers for use in estimating proved oil and gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Company’s internal reservoir engineers primarily responsible for overseeing the preparation of the proved oil and gas reserves estimates and the independent petroleum engineering consulting firm used to review the Company’s processes and controls. In addition, in assessing whether we can use the work of the internal reservoir engineers, we evaluated the completeness and accuracy of the financial data and inputs described above used by the internal reservoir engineers in estimating proved oil and gas reserves by agreeing them to source documentation and we identified and evaluated corroborative and contrary evidence. We also tested the accuracy of the DD&A calculation, including comparing the proved oil and gas reserves amounts used in the calculation to the Company’s reserve report.

/s/ Ernst & Young LLP
We have served as ConocoPhillips’ auditor since 1949.
Houston, Texas
February 16, 2023

ConocoPhillips 2022 10-K	72

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ConocoPhillips
Opinion on Internal Control over Financial Reporting
We have audited ConocoPhillips’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ConocoPhillips (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated income statement, consolidated statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Houston, Texas
February 16, 2023

73	ConocoPhillips 2022 10-K

Financial Statements	Table of Contents

Consolidated Income Statement	ConocoPhillips

Years Ended December 31	Millions of Dollars
	2022	2021	2020
Revenues and Other Income
Sales and other operating revenues	$78,494	45,828	18,784
Equity in earnings of affiliates	2,081	832	432
Gain on dispositions	1,077	486	549
Other income (loss)	504	1,203	(509)
Total Revenues and Other Income	82,156	48,349	19,256

Costs and Expenses
Purchased commodities	33,971	18,158	8,078
Production and operating expenses	7,006	5,694	4,344
Selling, general and administrative expenses	623	719	430
Exploration expenses	564	344	1,457
Depreciation, depletion and amortization	7,504	7,208	5,521
Impairments	(12)	674	813
Taxes other than income taxes	3,364	1,634	754
Accretion on discounted liabilities	250	242	252
Interest and debt expense	805	884	806
Foreign currency transaction gains	(100)	(22)	(72)
Other expenses	(47)	102	13
Total Costs and Expenses	53,928	35,637	22,396
Income (loss) before income taxes	28,228	12,712	(3,140)
Income tax provision (benefit)	9,548	4,633	(485)
Net income (loss)	18,680	8,079	(2,655)
Less: net income attributable to noncontrolling interests	—	—	(46)
Net Income (Loss) Attributable to ConocoPhillips	$18,680	8,079	(2,701)

Net Income (Loss) Attributable to ConocoPhillips Per Share of Common Stock (dollars)
Basic	$14.62	6.09	(2.51)
Diluted	14.57	6.07	(2.51)

Average Common Shares Outstanding (in thousands)
Basic	1,274,028	1,324,194	1,078,030
Diluted	1,278,163	1,328,151	1,078,030
See Notes to Consolidated Financial Statements.

ConocoPhillips 2022 10-K	74

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

Years Ended December 31	Millions of Dollars
	2022	2021	2020
Net Income (Loss)	$18,680	8,079	(2,655)
Other comprehensive income (loss)
Defined benefit plans
Prior service (cost) credit arising during the period	(10)	—	29
Reclassification adjustment for amortization of prior service credit included in net income (loss)	(39)	(38)	(32)
Net change	(49)	(38)	(3)
Net actuarial gain (loss) arising during the period	(623)	357	(210)
Reclassification adjustment for amortization of net actuarial losses included in net income (loss)	72	178	117
Net change	(551)	535	(93)
Nonsponsored plans*	5	5	1
Income taxes on defined benefit plans	178	(108)	20
Defined benefit plans, net of tax	(417)	394	(75)
Unrealized holding gain (loss) on securities	(13)	(2)	2
Reclassification adjustment for loss included in net income	(1)	(1)	—
Income taxes on unrealized holding loss on securities	3	1	—
Unrealized holding gain (loss) on securities, net of tax	(11)	(2)	2
Foreign currency translation adjustments	(623)	(124)	209
Income taxes on foreign currency translation adjustments	1	—	3
Foreign currency translation adjustments, net of tax	(622)	(124)	212
Other Comprehensive Income (Loss), Net of Tax	(1,050)	268	139
Comprehensive Income (Loss)	17,630	8,347	(2,516)
Less: comprehensive income attributable to noncontrolling interests	—	—	(46)
Comprehensive Income (Loss) Attributable to ConocoPhillips	$17,630	8,347	(2,562)
*Plans for which ConocoPhillips is not the primary obligor—primarily those administered by equity affiliates.
See Notes to Consolidated Financial Statements.

75	ConocoPhillips 2022 10-K

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

At December 31	Millions of Dollars
	2022	2021
Assets
Cash and cash equivalents	$6,458	5,028
Short-term investments	2,785	446
Accounts and notes receivable (net of allowance of $2 and $2, respectively)	7,075	6,543
Accounts and notes receivable—related parties	13	127
Investment in Cenovus Energy	—	1,117
Inventories	1,219	1,208
Prepaid expenses and other current assets	1,199	1,581
Total Current Assets	18,749	16,050
Investments and long-term receivables	8,225	7,113
Net properties, plants and equipment (net of accumulated DD&A of $66,630 and $64,735, respectively)	64,866	64,911
Other assets	1,989	2,587
Total Assets	$93,829	90,661

Liabilities
Accounts payable	$6,113	5,002
Accounts payable—related parties	50	23
Short-term debt	417	1,200
Accrued income and other taxes	3,193	2,862
Employee benefit obligations	728	755
Other accruals	2,346	2,179
Total Current Liabilities	12,847	12,021
Long-term debt	16,226	18,734
Asset retirement obligations and accrued environmental costs	6,401	5,754
Deferred income taxes	7,726	6,179
Employee benefit obligations	1,074	1,153
Other liabilities and deferred credits	1,552	1,414
Total Liabilities	45,826	45,255

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2022—2,100,885,134 shares; 2021—2,091,562,747 shares)
Par value	21	21
Capital in excess of par	61,142	60,581
Treasury stock (at cost: 2022—877,029,062 shares; 2021—789,319,875 shares)	(60,189)	(50,920)
Accumulated other comprehensive loss	(6,000)	(4,950)
Retained earnings	53,029	40,674
Total Equity	48,003	45,406
Total Liabilities and Equity	$93,829	90,661
See Notes to Consolidated Financial Statements.

ConocoPhillips 2022 10-K	76

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

Years Ended December 31	Millions of Dollars
	2022	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$18,680	8,079	(2,655)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	7,504	7,208	5,521
Impairments	(12)	674	813
Dry hole costs and leasehold impairments	340	44	1,083
Accretion on discounted liabilities	250	242	252
Deferred taxes	2,086	1,346	(834)
Undistributed equity earnings	942	446	645
Gain on dispositions	(1,077)	(486)	(549)
(Gain) loss on investment in Cenovus Energy	(251)	(1,040)	855
Other	86	(788)	43
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(963)	(2,500)	521
Increase in inventories	(38)	(160)	(25)
Decrease (increase) in prepaid expenses and other current assets	(173)	(649)	76
Increase (decrease) in accounts payable	901	1,399	(249)
Increase (decrease) in taxes and other accruals	39	3,181	(695)
Net Cash Provided by Operating Activities	28,314	16,996	4,802
Cash Flows From Investing Activities
Capital expenditures and investments	(10,159)	(5,324)	(4,715)
Working capital changes associated with investing activities	520	134	(155)
Acquisition of businesses, net of cash acquired	(60)	(8,290)	—
Proceeds from asset dispositions	3,471	1,653	1,317
Net sales (purchases) of investments	(2,629)	3,091	(658)
Collection of advances/loans—related parties	114	105	116
Other	2	87	(26)
Net Cash Used in Investing Activities	(8,741)	(8,544)	(4,121)
Cash Flows From Financing Activities
Issuance of debt	2,897	—	300
Repayment of debt	(6,267)	(505)	(254)
Issuance of company common stock	362	145	(5)
Repurchase of company common stock	(9,270)	(3,623)	(892)
Dividends paid	(5,726)	(2,359)	(1,831)
Other	(49)	7	(26)
Net Cash Used in Financing Activities	(18,053)	(6,335)	(2,708)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(224)	(34)	(20)
Net Change in Cash, Cash Equivalents and Restricted Cash	1,296	2,083	(2,047)
Cash, cash equivalents and restricted cash at beginning of period	5,398	3,315	5,362
Cash, Cash Equivalents and Restricted Cash at End of Period	$6,694	5,398	3,315
Restricted cash of $236 million is included in the “Other assets” line of our Consolidated Balance Sheet as of December 31, 2022.
Restricted cash of $152 million and $218 million is included in the “Prepaid expenses and other current assets” and “Other assets” lines, respectively, of our Consolidated Balance Sheet as of December 31, 2021.
See Notes to Consolidated Financial Statements.

77	ConocoPhillips 2022 10-K

Financial Statements	Table of Contents

Consolidated Statement of Changes in Equity	ConocoPhillips

	Millions of Dollars
	Attributable to ConocoPhillips
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Non- Controlling Interests	Total

Balances at December 31, 2019	$18	46,983	(46,405)	(5,357)	39,742	69	35,050
Net income (loss)					(2,701)	46	(2,655)
Other comprehensive income (loss)				139			139
Dividends declared—ordinary ($1.69 per share of common stock)					(1,831)		(1,831)
Repurchase of company common stock			(892)				(892)
Distributions to noncontrolling interests and other						(32)	(32)
Disposition						(84)	(84)
Distributed under benefit plans		150					150
Other					3	1	4
Balances at December 31, 2020	$18	47,133	(47,297)	(5,218)	35,213	—	29,849
Net income (loss)					8,079		8,079
Other comprehensive income (loss)				268			268
Dividends declared
Ordinary ($1.75 per share of common stock)					(2,359)		(2,359)
Variable return of cash ($0.20 per share of common stock)					(260)		(260)
Acquisition of Concho	3	13,122					13,125
Repurchase of company common stock			(3,623)				(3,623)
Distributed under benefit plans		326					326
Other					1		1
Balances at December 31, 2021	$21	60,581	(50,920)	(4,950)	40,674	—	45,406
Net income (loss)					18,680		18,680
Other comprehensive income (loss)				(1,050)			(1,050)
Dividends declared
Ordinary ($1.89 per share of common stock)					(2,419)		(2,419)
Variable return of cash ($3.10 per share of common stock)					(3,908)		(3,908)
Repurchase of company common stock			(9,270)				(9,270)
Distributed under benefit plans		561					561
Other			1		2		3
Balances at December 31, 2022	$21	61,142	(60,189)	(6,000)	53,029	—	48,003

ConocoPhillips 2022 10-K	78

Notes to Consolidated Financial Statements	Table of Contents
Notes to Consolidated Financial Statements
Note 1—Accounting Policies
•Consolidation Principles and Investments—Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and, if applicable, variable interest entities where we are the primary beneficiary. The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. When we do not have the ability to exert significant influence, the investment is measured at fair value except when the investment does not have a readily determinable fair value. For those exceptions, it will be measured at cost minus impairment, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. Undivided interests in oil and gas joint ventures, pipelines, natural gas plants and terminals are consolidated on a proportionate basis. Other securities and investments are generally carried at cost. We manage our operations through six operating segments, defined by geographic region: Alaska; Lower 48; Canada; Europe, Middle East and North Africa; Asia Pacific; and Other International. See Note 24.
•Foreign Currency Translation—Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive loss in common stockholders’ equity. Foreign currency transaction gains and losses are included in current earnings. Some of our foreign operations use their local currency as the functional currency.
•Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Actual results could differ from these estimates.
•Revenue Recognition—Revenues associated with the sales of crude oil, bitumen, natural gas, LNG, NGLs and other items are recognized at the point in time when the customer obtains control of the asset. In evaluating when a customer has control of the asset, we primarily consider whether the transfer of legal title and physical delivery has occurred, whether the customer has significant risks and rewards of ownership and whether the customer has accepted delivery and a right to payment exists. These products are typically sold at prevailing market prices. We allocate variable market-based consideration to deliveries (performance obligations) in the current period as that consideration relates specifically to our efforts to transfer control of current period deliveries to the customer and represents the amount we expect to be entitled to in exchange for the related products. Payment is typically due within 30 days or less.
Revenues associated with transactions commonly called buy/sell contracts, in which the purchase and sale of inventory with the same counterparty are entered into “in contemplation” of one another, are combined and reported net (i.e., on the same income statement line).
•Shipping and Handling Costs—We typically incur shipping and handling costs prior to control transferring to the customer and account for these activities as fulfillment costs. Accordingly, we include shipping and handling costs in production and operating expenses for production activities. Transportation costs related to marketing activities are recorded in purchased commodities. Freight costs billed to customers are treated as a component of the transaction price and recorded as a component of revenue when the customer obtains control.
•Cash Equivalents—Cash equivalents are highly liquid, short-term investments that are readily convertible to known amounts of cash and have original maturities of 90 days or less from their date of purchase. They are carried at cost plus accrued interest, which approximates fair value.
•Short-Term Investments—Short-term investments include investments in bank time deposits and marketable securities (commercial paper and government obligations) which are carried at cost plus accrued interest and have original maturities of greater than 90 days but within one year or when the remaining maturities are within one year. We also invest in financial instruments classified as available for sale debt securities which are carried at fair value. Those instruments are included in short-term investments when they have remaining maturities of one year or less, as of the balance sheet date.
•Long-Term Investments in Debt Securities—Long-term investments in debt securities includes financial instruments classified as available for sale debt securities with remaining maturities greater than one year as of the balance sheet date. They are carried at fair value and presented within the “Investments and long-term receivables” line of our consolidated balance sheet.

79	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
•Inventories—We have several valuation methods for our various types of inventories and consistently use the following methods for each type of inventory. The majority of our commodity-related inventories are recorded at cost using the LIFO basis. We measure these inventories at the lower-of-cost-or-market in the aggregate. Any necessary lower-of-cost-or-market write-downs at year end are recorded as permanent adjustments to the LIFO cost basis. LIFO is used to better match current inventory costs with current revenues. Costs include both direct and indirect expenditures incurred in bringing an item or product to its existing condition and location, but not unusual/nonrecurring costs or research and development costs. Materials, supplies and other miscellaneous inventories, such as tubular goods and well equipment, are valued using various methods, including the weighted-average-cost method and the FIFO method, consistent with industry practice.
•Fair Value Measurements—Assets and liabilities measured at fair value and required to be categorized within the fair value hierarchy are categorized into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting significant modifications to observable related market data or our assumptions about pricing by market participants.
•Derivative Instruments—Derivative instruments are recorded on the balance sheet at fair value. If the right of offset exists and certain other criteria are met, derivative assets and liabilities with the same counterparty are netted on the balance sheet and the collateral payable or receivable is netted against derivative assets and derivative liabilities, respectively.
Recognition and classification of the gain or loss that results from recording and adjusting a derivative to fair value depends on the purpose for issuing or holding the derivative. Gains and losses from derivatives not accounted for as hedges are recognized immediately in earnings. We do not apply hedge accounting to our derivative instruments.
•Oil and Gas Exploration and Development—Oil and gas exploration and development costs are accounted for using the successful efforts method of accounting.
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
Management reviews suspended well balances quarterly, continuously monitors the results of the additional appraisal drilling and seismic work, and expenses the suspended well costs as dry holes when it judges the potential field does not warrant further investment in the near term. See Note 6.
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

ConocoPhillips 2022 10-K	80

Notes to Consolidated Financial Statements	Table of Contents
•Capitalized Interest—Interest from external borrowings is capitalized on major projects with an expected construction period of one year or longer. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets.
•Depreciation and Amortization—Depreciation and amortization of PP&E on producing hydrocarbon properties and SAGD facilities and certain pipeline and LNG assets (those which are expected to have a declining utilization pattern), are determined by the unit-of-production method. Depreciation and amortization of all other PP&E are determined by either the individual-unit-straight-line method or the group-straight-line method (for those individual units that are highly integrated with other units).
•Impairment of Properties, Plants and Equipment—Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If there is an indication the carrying amount of an asset may not be recovered, a recoverability test is performed using management’s assumptions for prices, volumes and future development plans. If the sum of the undiscounted cash flows before income-taxes is less than the carrying value of the asset group, the carrying value is written down to estimated fair value and reported as an impairment in the period in which the determination is made. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets—generally on a field-by-field basis for E&P assets. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates and prices believed to be consistent with those used by principal market participants, or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible.
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
•Maintenance and Repairs—Costs of maintenance and repairs, which are not significant improvements, are expensed when incurred.
•Property Dispositions—When complete units of depreciable property are sold, the asset cost and related accumulated depreciation are eliminated, with any gain or loss reflected in the “Gain on dispositions” line of our consolidated income statement. When partial units of depreciable property are disposed of or retired which do not significantly alter the DD&A rate, the difference between asset cost and salvage value is charged or credited to accumulated depreciation.
•Asset Retirement Obligations and Environmental Costs—The fair value of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred (typically when the asset is installed at the production location). Fair value is estimated using a present value approach, incorporating assumptions about estimated amounts and timing of settlements and impacts of the use of technologies. See Note 8.
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

81	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
•Impairment of Investments in Nonconsolidated Entities—Investments in nonconsolidated entities are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. When such a condition is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value. The fair value of the impaired investment is based on quoted market prices, if available, or upon the present value of expected future cash flows using discount rates and prices believed to be consistent with those used by principal market participants, plus market analysis of comparable assets owned by the investee, if appropriate.
•Guarantees—The fair value of a guarantee is determined and recorded as a liability at the time the guarantee is given. The initial liability is subsequently reduced as we are released from exposure under the guarantee. We amortize the guarantee liability over the relevant time period, if one exists, based on the facts and circumstances surrounding each type of guarantee. In cases where the guarantee term is indefinite, we reverse the liability when we have information indicating the liability is essentially relieved or amortize it over an appropriate time period as the fair value of our guarantee exposure declines over time. We amortize the guarantee liability to the related income statement line item based on the nature of the guarantee. When it becomes probable that we will have to perform on a guarantee, we accrue a separate liability if it is reasonably estimable, based on the facts and circumstances at that time. We reverse the fair value liability only when there is no further exposure under the guarantee.
•Share-Based Compensation—We recognize share-based compensation expense over the shorter of the service period (i.e., the stated period of time required to earn the award) or the period beginning at the start of the service period and ending when an employee first becomes eligible for retirement. We have elected to recognize expense on a straight-line basis over the service period for the entire award, whether the award was granted with ratable or cliff vesting.
•Income Taxes—Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial reporting basis and the tax basis of our assets and liabilities, except for deferred taxes on income and temporary differences related to the cumulative translation adjustment considered to be permanently reinvested in certain foreign subsidiaries and foreign corporate joint ventures. Allowable tax credits are applied currently as reductions of the provision for income taxes. Interest related to unrecognized tax benefits is reflected in interest and debt expense, and penalties related to unrecognized tax benefits are reflected in production and operating expenses.
•Taxes Collected from Customers and Remitted to Governmental Authorities—Sales and value-added taxes are recorded net.

•Net Income (Loss) Per Share of Common Stock—Basic net income (loss) per share (EPS) is calculated using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common stock (including fully vested stock and unit awards that have not yet been issued as common stock) and participating securities. ConocoPhillips grants RSUs under its share-based compensation programs, the majority of which entitle recipients to receive non-forfeitable dividends during the vesting period on a basis equivalent to dividends paid to holders of the Company’s common stock. See Note 16. These unvested RSUs meet the definition of participating securities based on their respective rights to receive non-forfeitable dividends and are treated as a separate class of securities in computing basic EPS. Participating securities are not included as incremental shares in computing diluted EPS. Diluted EPS includes the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock. Diluted EPS is calculated under both the two-class and treasury stock methods, and the more dilutive amount is reported. Diluted net loss per share does not assume conversion or exercise of securities as that would always have an antidilutive effect. Treasury stock is excluded from the daily weighted-average number of common shares outstanding in both calculations. See Note 23.

ConocoPhillips 2022 10-K	82

Notes to Consolidated Financial Statements	Table of Contents
Note 2—Inventories
Inventories at December 31 were:

	Millions of Dollars
	2022	2021

Crude oil and natural gas	$641	647
Materials and supplies	578	561
Total inventories	$1,219	1,208

Inventories valued on the LIFO basis	$396	395
The estimated excess of current replacement cost over LIFO cost of inventories was approximately $149 million and $251 million at December 31, 2022 and 2021, respectively.
Note 3—Acquisitions and Dispositions
All gains or losses on asset dispositions are reported before-tax and are included net in the “Gain on dispositions” line on our consolidated income statement. All cash proceeds and payments are included in the “Cash Flows From Investing Activities” section of our consolidated statement of cash flows.
2022
Acquisition of Additional Shareholding Interest in Australia Pacific LNG Pty Ltd (APLNG)
In February 2022, we completed the acquisition of an additional 10 percent interest in APLNG from Origin Energy for approximately $1.4 billion, after customary adjustments, in an all-cash transaction resulting from the exercise of our preemption right. This increased our ownership in APLNG to 47.5 percent, with Origin Energy and Sinopec owning
27.5 percent and 25.0 percent, respectively. APLNG is reported as an equity investment in our Asia Pacific segment.

Qatar Liquefied Gas Company Limited (8) (QG8)
During 2022, we were awarded a 25 percent interest in a new joint venture (QG8) with QatarEnergy that will participate in the North Field East (NFE) LNG project. QG8 has a 12.5 percent interest in the NFE project and is reported as an equity method investment in our Europe, Middle East and North Africa segment. See Note 4.

Asset Acquisition
In September 2022, we completed the acquisition of an additional working interest in certain Eagle Ford acreage in the Lower 48 segment for cash consideration of $236 million after customary adjustments. This agreement was accounted for as an asset acquisition, with the consideration allocated primarily to PP&E.

Assets Sold
During 2022, we sold our interests in certain noncore assets in our Lower 48 segment for net proceeds of $680 million, with no gain or loss recognized on sale. At the time of disposition, our interest in these assets had a net carrying value of $680 million, consisting of $825 million of assets, primarily related to $818 million of PP&E, and $145 million of liabilities, primarily related to AROs.

In March 2022, we completed the divestiture of our subsidiaries that held our Indonesia assets and operations, and based on an effective date of January 1, 2021, we received net proceeds of $731 million after customary adjustments and recognized a $534 million before-tax and $462 million after-tax gain related to this transaction. Together, the subsidiaries sold indirectly held our 54 percent interest in the Indonesia Corridor Block Production Sharing Contract (PSC) and 35 percent shareholding in the Transasia Pipeline Company. At the time of the disposition, the net carrying value was approximately $0.2 billion, excluding $0.2 billion of cash and restricted cash. The net book value consisted primarily of $0.3 billion of PP&E and $0.1 billion of ARO. The before-tax earnings associated with the subsidiaries sold, excluding the gain on disposition noted above, were $138 million and $604 million and $394 million for the years ended December 31, 2022, 2021 and 2020, respectively. Results of operations for the Indonesia interests sold were reported in our Asia Pacific segment.

83	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
In 2022, we recorded contingent payments of $451 million relating to the previous dispositions of our interest in the Foster Creek Christina Lake Partnership and western Canada gas assets and our San Juan assets. The contingent payments are recorded as gain on disposition on our consolidated income statement and are reflected within our Canada and Lower 48 segments. In our Canada segment, the contingent payment, calculated and paid on a quarterly basis, is $6 million CAD for every $1 CAD by which the WCS quarterly average crude price exceeds $52 CAD per barrel. In our Lower 48 segment, the contingent payment, paid on an annual basis, is calculated monthly at $7 million per month in which the U.S. Henry Hub price is at or above $3.20 per MMBTU. The term of contingent payments in our Canada segment ended in the second quarter of 2022 and continues through 2023 for the Lower 48 segment. We recorded contingent payments of $369 million in 2021. No payments were recorded in 2020.

2021
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

Acquisition of Concho Resources Inc.
In January 2021, we completed our acquisition of Concho, an independent oil and gas exploration and production company with operations across New Mexico and West Texas focused in the Permian-based Delaware and Midland Basins. Total consideration for the all-stock transaction was valued at $13.1 billion, in which 1.46 shares of ConocoPhillips common stock were exchanged for each outstanding share of Concho common stock.

Total Consideration
Number of shares of Concho common stock issued and outstanding (in thousands)*	194,243
Number of shares of Concho stock awards outstanding (in thousands)*	1,599
Number of shares exchanged	195,842
Exchange ratio	1.46
Additional shares of ConocoPhillips common stock issued as consideration (in thousands)	285,929
Average price per share of ConocoPhillips common stock**	$45.9025
Total Consideration (Millions)	$13,125
*Outstanding as of January 15, 2021.
**Based on the ConocoPhillips average stock price on January 15, 2021.
Oil and gas properties were valued using a discounted cash flow approach incorporating market participant and internally generated price assumptions; production profiles; and operating and development cost assumptions. Debt assumed in the acquisition was valued based on observable market prices. The fair values determined for accounts receivable, accounts payable, and most other current assets and current liabilities were equivalent to the carrying value due to their short-term nature. The total consideration of $13.1 billion was allocated to the identifiable assets and liabilities based on their fair values as of January 15, 2021.

ConocoPhillips 2022 10-K	84

Notes to Consolidated Financial Statements	Table of Contents

Assets Acquired	Millions of Dollars
Cash and cash equivalents	$382
Accounts receivable, net	745
Inventories	45
Prepaid expenses and other current assets	37
Investments and long-term receivables	333
Net properties, plants and equipment	18,923
Other assets	62
Total assets acquired	$20,527

Liabilities Assumed
Accounts payable	$638
Accrued income and other taxes	56
Employee benefit obligations	4
Other accruals	510
Long-term debt	4,696
Asset retirement obligations and accrued environmental costs	310
Deferred income taxes	1,071
Other liabilities and deferred credits	117
Total liabilities assumed	$7,402
Net assets acquired	$13,125
With the completion of the Concho transaction, we acquired proved and unproved properties of approximately $11.8 billion and $6.9 billion, respectively.
We recognized approximately $157 million of transaction-related costs, all of which were expensed in the first quarter of 2021. These non-recurring costs related primarily to fees paid to advisors and the settlement of share-based awards for certain Concho employees based on the terms of the Merger Agreement.
In the first quarter of 2021, we commenced a company-wide restructuring program, the scope of which included combining the operations of the two companies as well as other global restructuring activities. We recognized non-recurring restructuring costs mainly for employee severance and related incremental pension benefit costs.
The impact from the transaction and restructuring costs to the lines of our consolidated income statement for the year ended December 31, 2021, are below:

	Millions of Dollars
	Transaction Cost	Restructuring Cost	Total Cost
Production and operating expenses		128	128
Selling, general and administration expenses	135	67	202
Exploration expenses	18	8	26
Taxes other than income taxes	4	2	6
Other expenses	—	29	29
	$157	234	391
In February 2021, we completed a debt exchange offer related to the debt assumed from Concho. As a result of the debt exchange, we recognized an additional income tax-related restructuring charge of $75 million.

85	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
From the acquisition date through December 31, 2021, “Total Revenues and Other Income” and “Net Income (Loss) Attributable to ConocoPhillips” associated with the acquired Concho business were approximately $6,571 million and $2,330 million, respectively. The results associated with the Concho business for the same period include a before- and after-tax loss of $305 million and $233 million, respectively, on the acquired derivative contracts. The before-tax loss is recorded within “Total Revenues and Other Income” on our consolidated income statement. See Note 12.
Acquisition of Shell Permian Assets
In December 2021, we completed our acquisition of Shell assets in the Permian based Delaware Basin. The accounting close date used for reporting purposes was December 31, 2021. Assets acquired include approximately 225,000 net acres and producing properties located entirely in Texas. Total consideration for the transaction was $8.6 billion.
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
With the completion of the Shell Permian transaction, we acquired proved and unproved properties of approximately $4.2 billion and $4.3 billion, respectively. We recognized approximately $44 million of transaction-related costs which were expensed in 2021.

ConocoPhillips 2022 10-K	86

Notes to Consolidated Financial Statements	Table of Contents
Supplemental Pro Forma (unaudited)
The following tables summarize the unaudited supplemental pro forma financial information for the year ended December 31, 2021, and 2020, as if we had completed the acquisitions of Concho and the Shell Permian assets on January 1, 2020.

	Millions of Dollars
	Year Ended December 31, 2021
	As reported		Pro forma Shell	Pro forma Combined

Total Revenues and Other Income	$48,349		3,220	51,569
Income (loss) before income taxes	12,712		1,201	13,913
Net Income (Loss) attributable to ConocoPhillips	8,079		920	8,999

Earnings per share:
Basic net income	$6.09			6.78
Diluted net income	6.07			6.76
	Millions of Dollars
	Year Ended December 31, 2020
	As reported	Pro forma Concho	Pro forma Shell	Pro forma Combined
Total Revenues and Other Income	$19,256	3,762	1,685	24,703
Income (loss) before income taxes	(3,140)	787	(247)	(2,600)
Net Income (Loss) attributable to ConocoPhillips	(2,701)	498	(189)	(2,392)

Earnings per share:
Basic net loss	$(2.51)			(1.75)
Diluted net loss	(2.51)			(1.75)
The unaudited supplemental pro forma financial information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been completed on January 1, 2020, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma financial information for the twelve-month period ending December 31, 2020 is a result of combining the consolidated income statement of ConocoPhillips with the results of Concho and the assets acquired from Shell. The pro forma results do not include transaction-related costs, nor any cost savings anticipated as a result of the transactions. The pro forma results include adjustments from Concho’s historical results to reverse impairment expense of $10.5 billion and $1.9 billion related to oil and gas properties and goodwill, respectively. Other adjustments made relate primarily to DD&A, which is based on the unit-of-production method, resulting from the purchase price allocated to properties, plants and equipment. We believe the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected.
Assets Sold
In 2020, we completed the sale of our Australia-West asset and operations. The sales agreement entitled us to a $200 million payment upon a final investment decision (FID) of the Barossa development project. In March 2021, FID was announced and as such, we recognized a $200 million gain on disposition in the first quarter of 2021. The purchaser failed to pay the FID bonus when due. We have commenced an arbitration proceeding against the purchaser to enforce our contractual right to the $200 million, plus interest accruing from the due date. Results of operations related to this transaction are reflected in our Asia Pacific segment. See Note 11.
In the second half of 2021, we sold our interests in certain noncore assets in our Lower 48 segment for approximately $250 million after customary adjustments, recognizing a before-tax gain on sale of approximately $58 million. We also completed the sale of our noncore exploration interests in Argentina, recognizing a before-tax loss on disposition of $179 million. Results of operations for Argentina were reported in our Other International segment.

87	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
2020
Asset Acquisition
In August 2020, we completed the acquisition of additional Montney acreage in Canada from Kelt Exploration Ltd. for $382 million after customary adjustments, plus the assumption of $31 million in financing obligations associated with partially owned infrastructure. This acquisition consisted primarily of undeveloped properties and included 140,000 net acres in the liquids-rich Inga Fireweed asset Montney zone, which is directly adjacent to our existing Montney position. The transaction increased our Montney acreage position to approximately 295,000 net acres with a 100 percent working interest. This agreement was accounted for as an asset acquisition resulting in the recognition of $490 million of PP&E; $77 million of ARO and accrued environmental costs; and $31 million of financing obligations recorded primarily to long-term debt. Results of operations for the Montney asset are reported in our Canada segment.
Assets Sold
In February 2020, we sold our Waddell Ranch interests in the Permian Basin for $184 million after customary adjustments. No gain or loss was recognized on the sale. Results of operations for the Waddell Ranch interests sold were reported in our Lower 48 segment.
In March 2020, we completed the sale of our Niobrara interests for approximately $359 million after customary adjustments and recognized a before-tax loss on disposition of $38 million. At the time of disposition, our interest in Niobrara had a net carrying value of $397 million, consisting primarily of $433 million of PP&E and $34 million of ARO. The before-tax loss associated with our interests in Niobrara, including the loss on disposition noted above, was $25 million for the year ended December 31, 2020. Results of operations for the Niobrara interests sold were reported in our Lower 48 segment.
In May 2020, we completed the divestiture of our subsidiaries that held our Australia-West assets and operations, and based on an effective date of January 1, 2019, we received proceeds of $765 million. We recognized a before-tax gain of $587 million related to this transaction in 2020. At the time of disposition, the net carrying value of the subsidiaries sold was approximately $0.2 billion, excluding $0.5 billion of cash. The net carrying value consisted primarily of $1.3 billion of PP&E and $0.1 billion of other current assets offset by $0.7 billion of ARO, $0.3 billion of deferred tax liabilities, and $0.2 billion of other liabilities. The before-tax earnings associated with the subsidiaries sold, including the gain on disposition noted above, was $851 million for the year ended December 31, 2020. The sales agreement entitled us to an additional $200 million upon FID of the Barossa development project. Results of operations for the subsidiaries sold were reported in our Asia Pacific segment.
Note 4—Investments, Loans and Long-Term Receivables
Components of investments and long-term receivables at December 31 were:

	Millions of Dollars
	2022	2021
Equity investments	$7,493	6,701
Long-term receivables	142	98
Long-term investments in debt securities	522	248
Other investments	68	66
	$8,225	7,113
Equity Investments
Affiliated companies in which we had a significant equity investment at December 31, 2022, included:
•APLNG—47.5 percent owned joint venture with Origin Energy (27.5 percent) and Sinopec (25 percent)—to produce CBM from the Bowen and Surat basins in Queensland, Australia, as well as process and export LNG.
•Qatar Liquefied Gas Company Limited (3) (QG3)—30 percent owned joint venture with affiliates of QatarEnergy (68.5 percent) and Mitsui & Co., Ltd. (1.5 percent)—produces and liquefies natural gas from Qatar’s North Field, as well as exports LNG.
•Qatar Liquefied Gas Company Limited (8) (QG8)—25 percent owned joint venture with QatarEnergy (75 percent)—participant in the North Field East (NFE) LNG project. See Note 3.

ConocoPhillips 2022 10-K	88

Notes to Consolidated Financial Statements	Table of Contents
Summarized 100 percent earnings information for equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars
	2022	2021	2020
Revenues	$18,356	11,824	7,931
Income before income taxes	8,234	3,946	1,843
Net income	5,507	2,557	1,426
Summarized 100 percent balance sheet information for equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars
	2022	2021
Current assets	$5,001	4,493
Noncurrent assets	37,789	36,602
Current liabilities	4,169	3,498
Noncurrent liabilities	17,244	17,465
Our share of income taxes incurred directly by an equity method investee is reported in equity in earnings of affiliates, and as such is not included in income taxes on our consolidated financial statements.
At December 31, 2022, retained earnings included $42 million related to the undistributed earnings of affiliated companies. Dividends received from affiliates were $3,045 million, $1,279 million and $1,076 million in 2022, 2021 and 2020, respectively.
APLNG
APLNG is a joint venture focused on producing CBM from the Bowen and Surat basins in Queensland, Australia. Natural gas is sold to domestic customers and LNG is processed and exported to Asia Pacific markets. Our investment in APLNG gives us access to CBM resources in Australia and enhances our LNG position. The majority of APLNG LNG is sold under two long-term sales and purchase agreements, supplemented with sales of additional LNG cargoes targeting the Asia Pacific markets. Origin Energy, an integrated Australian energy company, is the operator of APLNG’s production and pipeline system, while we operate the LNG facility.
In 2012, APLNG executed an $8.5 billion project finance facility that became non-recourse following financial completion in 2017. The facility is currently composed of a financing agreement with the Export-Import Bank of the United States, a commercial bank facility and two United States Private Placement note facilities. APLNG principal and interest payments commenced in March 2017 and are scheduled to occur bi-annually until September 2030. At December 31, 2022, a balance of $5.2 billion was outstanding on the facilities. See Note 10.
During the fourth quarter of 2021, Origin Energy Limited agreed to the sale of 10 percent of their interest in APLNG for $1.645 billion, before customary adjustments. ConocoPhillips announced in December 2021 that we were exercising our preemption right under the APLNG Shareholders Agreement to purchase an additional 10 percent shareholding interest in APLNG, subject to government approvals. The sales price associated with this preemption right was determined to reflect a relevant observable market participant view of APLNG’s fair value which was below the carrying value of our existing investment in APLNG. Based on a review of the facts and circumstances surrounding this decline in fair value, we concluded in the fourth quarter of 2021 the impairment was other than temporary under the guidance of FASB ASC Topic 323, and the recognition of an impairment of our existing investment was necessary. Accordingly, we recorded a noncash $688 million before-tax and after-tax impairment in the fourth quarter of 2021. The impairment was included in the “Impairments” line on our consolidated income statement. See Note 7.

89	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
At December 31, 2022, the carrying value of our equity method investment in APLNG was approximately $6.2 billion. The historical cost basis of our 47.5 percent share of net assets of APLNG was $6.1 billion, resulting in a basis difference of $41 million on our books. The basis difference, which is substantially all associated with PP&E and subject to amortization, has been allocated on a relative fair value basis to individual production license areas owned by APLNG. Any future additional payments are expected to be allocated in a similar manner. As the joint venture produces natural gas from each license, we amortize the basis difference allocated to that license using the unit-of-production method. Included in net income (loss) attributable to ConocoPhillips for 2022, 2021 and 2020 was after-tax expense of $10 million, $39 million and $41 million, respectively, representing the amortization of this basis difference on currently producing licenses.
QG3
QG3 is a joint venture that owns an integrated large-scale LNG project located in Qatar. We provided project financing, which was fully repaid in the third quarter of 2022, as described below under “Loans.” At December 31, 2022, the book value of our equity method investment in QG3 was approximately $0.7 billion. We have terminal and pipeline use agreements with Golden Pass LNG Terminal and affiliated Golden Pass Pipeline near Sabine Pass, Texas, intended to provide us with terminal and pipeline capacity for the receipt, storage and regasification of LNG purchased from QG3. Currently, the LNG from QG3 is being sold to markets outside of the U.S.
QG8
During 2022, we were awarded a 25 percent interest in a new joint venture (QG8) with QatarEnergy that will participate in the NFE LNG project. QG8 has a 12.5 percent interest in the NFE project. At December 31, 2022, the book value of our equity method investment was approximately $0.3 billion. See Note 3.

Loans
As part of our normal ongoing business operations and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans to certain affiliated and non-affiliated companies.
At December 31, 2022, there were no outstanding loans to affiliated companies as the final loan payment related to QG3 project financing was received in the third quarter of 2022. QG3 secured project financing of $4.0 billion in December 2005, consisting of $1.3 billion of loans from export credit agencies (ECA), $1.5 billion from commercial banks and $1.2 billion from ConocoPhillips. The ConocoPhillips loan facilities had substantially the same terms as the ECA and commercial bank facilities. On December 15, 2011, QG3 achieved financial completion and all project loan facilities became nonrecourse to the project participants. Semi-annual repayments began in January 2011 and were completed in July 2022, for all loan arrangements.
Note 5—Investment in Cenovus Energy
At December 31, 2021, we held 91 million common shares of Cenovus Energy (CVE), which approximated 4.5 percent of the issued and outstanding common shares of CVE. Those shares were carried on our balance sheet at fair value of $1.1 billion based on NYSE closing price of $12.28 per share on the last day of trading for the period. During the first quarter of 2022, we sold our remaining 91 million shares, recognizing proceeds of $1.4 billion.

All gains and losses were recognized within "Other income (loss)" on our consolidated income statement. Proceeds related to the sale of our CVE shares were included within "Cash Flows from Investing Activities" on our consolidated statement of cash flows. See Note 13.

	Millions of Dollars
	2022	2021	2020
Total Net gain (loss) on equity securities	$251	1,040	(855)
Less: Net gain (loss) on equity securities sold during the period	251	473
Unrealized gain (loss) on equity securities still held at the reporting date		$567	(855)

ConocoPhillips 2022 10-K	90

Notes to Consolidated Financial Statements	Table of Contents
Note 6—Suspended Wells and Exploration Expenses
The following table reflects the net changes in suspended exploratory well costs during 2022, 2021 and 2020:

	Millions of Dollars
	2022	2021	2020

Beginning balance at January 1	$660	682	1,020
Additions pending the determination of proved reserves	5	10	164
Reclassifications to proved properties	(7)	—	(42)
Sales of suspended wells	—	—	(313)
Charged to dry hole expense	(131)	(32)	(147)
Ending balance at December 31	$527	660	682

The following table provides an aging of suspended well balances at December 31:

	Millions of Dollars
	2022	2021	2020

Exploratory well costs capitalized for a period of one year or less	$15	4	156
Exploratory well costs capitalized for a period greater than one year	512	656	526
Ending balance	$527	660	682

Number of projects with exploratory well costs capitalized for a period greater than one year	17	22	22
The following table provides a further aging of those exploratory well costs that have been capitalized for more than one year since the completion of drilling as of December 31, 2022:

	Millions of Dollars
		Suspended Since
	Total	2019-2021	2016-2018	2006-2015
Willow—Alaska(2)	315	201	114	—
PL 1009—Norway(1)	39	39	—	—
PL 891—Norway(1)	31	31	—	—
Narwhal Trend—Alaska(1)	25	—	25	—
WL4-00—Malaysia(2)	24	7	17	—
PL782S—Norway(1)	19	19	—	—
Montney—Canada(1)	12	4	8	—
Other of $10 million or less each(1)(2)	47	7	10	30
Total	$512	308	174	30
(1)Additional appraisal wells planned.
(2)Appraisal drilling complete; costs being incurred to assess development.

91	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
Exploration Expenses
The charges discussed below are included in the “Exploration expenses” line on our consolidated income statement.

2022
In the fourth quarter, we recorded a before-tax expense of $129 million for impairment of certain aged, suspended wells associated with Surmont in our Canada segment.

In our Europe, Middle East and North Africa segment, we recorded a before-tax expense of $102 million for dry hole costs associated with four operated exploration and appraisal wells and one partner operated well that were drilled in Norway in 2022.
2020
In our Alaska segment, we recorded a before-tax impairment of $828 million for the entire associated carrying value of capitalized undeveloped leasehold costs related to our Alaska North Slope Gas asset. We had stopped participating in evaluating gas line projects and did not believe a project would advance. We remain willing to sell our Alaska North Slope gas to interested parties on a competitive basis if a market materializes in the future.
In our Other International segment, our interests in the Middle Magdalena Basin of Colombia are in force majeure. Because we had no immediate plans to perform under existing contracts, in 2020, we recorded a before-tax expense totaling $84 million for dry hole costs of a previously suspended well and an impairment of the associated capitalized undeveloped leasehold carrying value.
In our Asia Pacific segment, we recorded before-tax expense of $50 million related to dry hole costs of a previously suspended well and an impairment of the associated capitalized undeveloped leasehold carrying value associated with the Kamunsu East Field in Malaysia that is no longer in our development plans.
Note 7—Impairments
During 2022, 2021 and 2020, we recognized the following before-tax impairment charges:

	Millions of Dollars
	2022	2021	2020

Alaska	$2	5	—
Lower 48	(11)	(8)	804
Canada	(2)	6	3
Europe, Middle East and North Africa	(1)	(24)	6
Asia Pacific	—	695	—
	$(12)	674	813
2021
We recorded an impairment of $688 million on our APLNG investment included within the Asia Pacific segment. See Note 4 and Note 13.
In our Lower 48 segment, we recorded a credit to impairment of $89 million due to a decreased ARO estimate for a previously sold asset, in which we retained the ARO liability. This was offset by recorded impairments of $84 million during the fourth quarter of 2021, related to certain noncore assets due to changes in development plans. See Note 13.
In our Europe, Middle East and North Africa segment, we recorded a credit to impairment of $24 million due to decreased ARO estimates on fields in Norway which ceased production and were fully depreciated in prior years.
2020
We recorded impairments of $813 million, primarily related to certain noncore assets in the Lower 48. Due to a significant decrease in the outlook for current and long-term natural gas prices in early 2020, we recorded impairments of $523 million, primarily for the Wind River Basin operations area, consisting of developed properties in the Madden Field and the Lost Cabin Gas Plant, in the first quarter of 2020. Additionally, due primarily to changes in development plans solidified in the last quarter of 2020, we recognized additional impairments of $287 million in the Lower 48 during the fourth quarter.

ConocoPhillips 2022 10-K	92

Notes to Consolidated Financial Statements	Table of Contents
Note 8—Asset Retirement Obligations and Accrued Environmental Costs
Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2022	2021

Asset retirement obligations	$6,380	5,926
Accrued environmental costs	182	187
Total asset retirement obligations and accrued environmental costs	6,562	6,113
Asset retirement obligations and accrued environmental costs due within one year*	(161)	(359)
Long-term asset retirement obligations and accrued environmental costs	$6,401	5,754
*Classified as a current liability on the balance sheet under “Other accruals.”
Asset Retirement Obligations
We record the fair value of a liability for an ARO when it is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, we capitalize the associated asset retirement cost by increasing the carrying amount of the related PP&E. Over time, the liability increases for the change in its present value, while the capitalized cost depreciates over the useful life of the related asset. If, in subsequent periods, our estimate of this liability changes, we will record an adjustment to both the liability and PP&E. Reductions to estimated liabilities for assets that are no longer producing are recorded as a credit to impairment.
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
During 2022 and 2021, our overall ARO changed as follows:

	Millions of Dollars
	2022	2021

Balance at January 1	$5,926	5,573
Accretion of discount	245	238
New obligations	144	555
Changes in estimates of existing obligations	681	(113)
Spending on existing obligations	(231)	(164)
Property dispositions	(203)	(108)
Foreign currency translation	(182)	(55)
Balance at December 31	$6,380	5,926
Accrued Environmental Costs
Total accrued environmental costs at December 31, 2022 and 2021, were $182 million and $187 million, respectively.
We had accrued environmental costs of $107 million and $135 million at December 31, 2022 and 2021, respectively, related to remediation activities in the U.S. and Canada. We had also accrued in Corporate and Other $59 million and $36 million of environmental costs associated with sites no longer in operation at December 31, 2022 and 2021, respectively. In addition, both December 31, 2022 and 2021, included a $16 million accrual, where the company has been named a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act, or similar state laws. Accrued environmental liabilities are expected to be paid over periods extending up to 30 years.
Expected expenditures for environmental obligations acquired in various business combinations are discounted using a weighted-average 5 percent discount factor, resulting in an accrued balance for acquired environmental liabilities of $111 million at December 31, 2022. The total expected future undiscounted payments related to the portion of the accrued environmental costs that have been discounted are $147 million.

93	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 9—Debt
Long-term debt at December 31 was:

	Millions of Dollars
	2022	2021
2.40% Notes due 2022	—	329
7.65% Debentures due 2023	78	78
3.35% Notes due 2024	426	426
2.125% Notes due 2024	900	—
8.2% Notes due 2025	134	134
3.35% Debentures due 2025	199	199
2.40% Notes due 2025	900	—
6.875% Debentures due 2026	67	67
4.95% Notes due 2026	—	1,250
7.8% Debentures due 2027	203	203
3.75% Notes due 2027	196	1,000
4.3% Notes due 2028	223	1,000
7.375% Debentures due 2029	92	92
7.0% Debentures due 2029	112	200
6.95% Notes due 2029	1,195	1,549
8.125% Notes due 2030	390	390
7.4% Notes due 2031	382	500
7.25% Notes due 2031	400	500
7.2% Notes due 2031	447	575
2.4% Notes due 2031	227	500
5.9% Notes due 2032	505	505
4.15% Notes due 2034	246	246
5.95% Notes due 2036	326	500
5.951% Notes due 2037	631	645
5.9% Notes due 2038	350	600
6.5% Notes due 2039	1,588	2,750
3.758% Notes due 2042	785	—
4.3% Notes due 2044	750	750
5.95% Notes due 2046	329	500
7.9% Debentures due 2047	60	60
4.875% Notes due 2047	319	800
4.85% Notes due 2048	219	600
3.8% Notes due 2052	1,100	—
4.025% Notes due 2062	1,770	—
Floating rate notes due 2022 at 1.06% – 1.41% during 2022 and 1.02% – 1.12% during 2021	—	500
Marine Terminal Revenue Refunding Bonds due 2031 at 0.07% – 4.10% during 2022 and 0.04% – 0.15% during 2021	265	265
Industrial Development Bonds due 2035 at 0.07% – 4.10% during 2022 and 0.04% – 0.12% during 2021	18	18
Other	23	35
Debt at face value	15,855	17,766
Finance leases	1,320	1,261
Net unamortized premiums, discounts and debt issuance costs	(532)	907
Total debt	16,643	19,934
Short-term debt	(417)	(1,200)
Long-term debt	$16,226	18,734

ConocoPhillips 2022 10-K	94

Notes to Consolidated Financial Statements	Table of Contents
In December 2022, the company retired $329 million principal amount of our 2.40 percent Notes at the natural maturity date. In May 2022, we redeemed $1,250 million principal amount of our 4.95 percent Notes due 2026. We paid premiums above face value of $79 million to redeem the debt and recognized a loss on debt extinguishment of $83 million which is included in the "Other expenses" line on our consolidated income statement. We also paid $500 million to retire the outstanding principal amount of the floating rate notes due 2022 at maturity.

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

The notes tendered and accepted in the exchange offers were:
•7.0% Debentures due 2029 with principal amount of $200 million (partial exchange of $88 million)
•6.95% Notes due 2029 with principal amount of $1,549 million (partial exchange of $354 million)
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

New Debt Issuance
In March 2022, we issued the following new notes consisting of:
•2.125% Notes due 2024 with principal of $900 million
•2.4% Note due 2025 with principal of $900 million
•3.8% Note due 2052 with principal of $1,100 million

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

95	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
Credit facility borrowings may bear interest at a margin above the Secured Overnight Financing Rate (SOFR). The facility agreement calls for commitment fees on available, but unused, amounts. The facility agreement also contains early termination rights if our current directors or their approved successors cease to be a majority of the Board of Directors.
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at December 31, 2022. At December 31, 2021, we had no commercial paper outstanding and no direct borrowings or letters of credit issued.

In January 2021, we completed the acquisition of Concho in an all-stock transaction. In the acquisition, we assumed Concho’s publicly traded debt, with an outstanding principal balance of $3.9 billion, which was recorded at fair value of $4.7 billion on the acquisition date. The adjustment to fair value of the senior notes of approximately $0.8 billion on the acquisition date will be amortized as an adjustment to interest expense over the remaining contractual terms of the senior notes.
In February 2021, we completed a debt exchange offer related to the debt assumed from Concho. Of the approximately $3.9 billion in aggregate principal amount of Concho’s senior notes offered in the exchange, 98 percent, or approximately $3.8 billion, was tendered and accepted. The new debt issued by ConocoPhillips had the same interest rates and maturity dates as the Concho senior notes. The portion not exchanged, approximately $67 million, remained outstanding across five series of senior notes issued by Concho. The debt exchange was treated as a debt modification for accounting purposes resulting in a portion of the unamortized fair value adjustment of the Concho senior notes allocated to the new debt issued by ConocoPhillips on the settlement date of the exchange. The new debt issued in the exchange is fully and unconditionally guaranteed by ConocoPhillips Company. See Note 3.
For information on Finance Leases, see Note 15.
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
At both December 31, 2022 and 2021, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis, therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

ConocoPhillips 2022 10-K	96

Notes to Consolidated Financial Statements	Table of Contents
Note 10—Guarantees
At December 31, 2022, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At December 31, 2022, we had outstanding multiple guarantees in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing December 2022 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee to be eight years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At December 31, 2022, the carrying value of this guarantee was approximately $14 million.
•In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy Limited in October 2008, we agreed to reimburse Origin Energy Limited for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements. The final guarantee expires in the fourth quarter of 2041. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $780 million ($1.3 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-ventures do not make necessary equity contributions into APLNG.
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 14 to 23 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $290 million and would become payable if APLNG does not perform. At December 31, 2022, the carrying value of these guarantees was approximately $20 million.
QG8 Guarantee
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in QG8. This guarantee has an approximate 30-year term with no maximum limit. At December 31, 2022, the carrying value of this guarantee was approximately $7 million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $600 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of three to four years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties. At December 31, 2022, there was no carrying value associated with these guarantees.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnifications at December 31, 2022, was approximately $20 million. Those related to environmental issues have terms that are generally indefinite and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 11 for additional information about environmental liabilities.

97	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 11—Contingencies and Commitments
A number of lawsuits involving a variety of claims arising in the ordinary course of business have been filed against ConocoPhillips. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the low end of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. We accrue receivables for insurance or other third-party recoveries when applicable. With respect to income tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain. See Note 17, for additional information about income tax-related contingencies.
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
See Note 8 for a summary of our accrued environmental liabilities.

ConocoPhillips 2022 10-K	98

Notes to Consolidated Financial Statements	Table of Contents
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

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at December 31, 2022, we had performance obligations secured by letters of credit of $368 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
In 2007, ConocoPhillips was unable to reach agreement with respect to the empresa mixta structure mandated by the Venezuelan government’s Nationalization Decree. As a result, Venezuela’s national oil company, Petróleos de Venezuela, S.A. (PDVSA), or its affiliates, directly assumed control over ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures and the offshore Corocoro development project. In response to this expropriation, ConocoPhillips initiated international arbitration on November 2, 2007, with the ICSID. On September 3, 2013, an ICSID arbitration tribunal held that Venezuela unlawfully expropriated ConocoPhillips’ significant oil investments in June 2007. On January 17, 2017, the Tribunal reconfirmed the decision that the expropriation was unlawful. In March 2019, the Tribunal unanimously ordered the government of Venezuela to pay ConocoPhillips approximately $8.7 billion in compensation for the government’s unlawful expropriation of the company’s investments in Venezuela in 2007. On August 29, 2019, the ICSID Tribunal issued a decision rectifying the award and reducing it by approximately $227 million. The award now stands at $8.5 billion plus interest. The government of Venezuela sought annulment of the award, which automatically stayed enforcement of the award. On September 29, 2021, the ICSID annulment committee lifted the stay of enforcement of the award. The annulment proceedings are underway.
In 2014, ConocoPhillips filed a separate and independent arbitration under the rules of the ICC against PDVSA under the contracts that had established the Petrozuata and Hamaca projects. The ICC Tribunal issued an award in April 2018, finding that PDVSA owed ConocoPhillips approximately $2 billion under their agreements in connection with the expropriation of the projects and other pre-expropriation fiscal measures. In August 2018, ConocoPhillips entered into a settlement with PDVSA to recover the full amount of this ICC award, plus interest through the payment period, including initial payments totaling approximately $500 million within a period of 90 days from the time of signing of the settlement agreement. The balance of the settlement is to be paid quarterly over a period of four and a half years. Per the settlement, PDVSA recognized the ICC award as a judgment in various jurisdictions, and ConocoPhillips agreed to suspend its legal enforcement actions. ConocoPhillips sent notices of default to PDVSA on October 14 and November 12, 2019, and to date PDVSA has failed to cure its breach. As a result, ConocoPhillips has resumed legal enforcement actions. To date, ConocoPhillips has received approximately $774 million in connection with the ICC award. ConocoPhillips has ensured that the settlement and any actions taken in enforcement thereof meet all appropriate U.S. regulatory requirements, including those related to any applicable sanctions imposed by the U.S. against Venezuela.
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

99	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
Beginning in 2017, governmental and other entities in several states/territories in the U.S. have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. Additional lawsuits with similar allegations are expected to be filed. The amounts claimed by plaintiffs are unspecified and the legal and factual issues are unprecedented, therefore, there is significant uncertainty about the scope of the claims and alleged damages and any potential impact on the Company’s financial condition. ConocoPhillips believes these lawsuits are factually and legally meritless and are an inappropriate vehicle to address the challenges associated with climate change and will vigorously defend against such lawsuits.

Several Louisiana parishes and the State of Louisiana have filed 43 lawsuits under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA) against oil and gas companies, including ConocoPhillips, seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. ConocoPhillips entities are defendants in 22 of the lawsuits and will vigorously defend against them. On October 17, 2022, the Fifth Circuit affirmed remand of lead cases to state court and the subsequent request for rehearing was denied. Accordingly, the federal district courts have issued remands to state court. Because Plaintiffs’ SLCRMA theories are unprecedented, there is uncertainty about these claims (both as to scope and damages) and we continue to evaluate our exposure in these lawsuits.
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
Long-Term Throughput Agreements and Take-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of financing arrangements. The agreements typically provide for natural gas or crude oil transportation to be used in the ordinary course of business. The aggregate amounts of estimated payments under these various agreements are: 2023—$7 million; 2024—$7 million; 2025—$7 million; 2026—$7 million; 2027—$7 million; and 2028 and after—$33 million. Total payments under the agreements were $26 million in 2022, $27 million in 2021 and $25 million in 2020.

ConocoPhillips 2022 10-K	100

Notes to Consolidated Financial Statements	Table of Contents
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
The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	2022	2021
Assets
Prepaid expenses and other current assets	$1,795	1,168
Other assets	242	75
Liabilities
Other accruals	1,800	1,160
Other liabilities and deferred credits	210	63
The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	2022	2021	2020

Sales and other operating revenues	$(88)	(228)	19
Other income (loss)	(5)	25	4
Purchased commodities	(91)	75	11
On January 15, 2021, we assumed financial derivative instruments consisting of oil and natural gas swaps in connection with the acquisition of Concho. At the acquisition date, these financial derivative instruments acquired were recognized at fair value as a net liability of $456 million with settlement dates under the contracts through December 31, 2022. During 2021, we recognized a loss on settlement of these derivatives contracts of $305 million. This loss is recorded within the “Sales and other operating revenues” line on our consolidated income statement. In connection with the settlement, we issued a cash payment of $761 million during 2021 which is included within “Cash Flows From Operating Activities” on our consolidated statement of cash flows.
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)
	2022	2021
Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(14)	4
Basis	(8)	(22)

101	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
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
The following investments are carried on our consolidated balance sheet at cost, plus accrued interest and the table reflects remaining maturities at December 31, 2022 and 2021:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	2022	2021	2022	2021
Cash	$593	670
Demand Deposits	1,638	1,554
Time Deposits
1 to 90 days	4,116	2,363	1,288	217
91 to 180 days			883	4
Within one year			11	4
U.S. Government Obligations
1 to 90 days	14	431	—	—
	$6,361	5,018	2,182	225
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at December 31, 2022 and 2021:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments		Investments and Long-Term Receivables
	2022	2021	2022	2021	2022	2021
Major Security Type
Corporate Bonds	$—	3	323	128	309	173
Commercial Paper	97	7	156	82
U.S. Government Obligations	—	—	115	—	63	2
U.S. Government Agency Obligations			8	2	5	8
Foreign Government Obligations			—	7	7	2
Asset-backed Securities			1	2	138	63
	$97	10	603	221	522	248
Cash and Cash Equivalents and Short-Term Investments have remaining maturities within one year.
Investments and Long-Term Receivables have remaining maturities that vary from greater than one year through five years.

ConocoPhillips 2022 10-K	102

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale at December 31:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	2022	2021	2022	2021
Major Security Type
Corporate Bonds	$641	305	632	304
Commercial Paper	253	88	253	89
U.S. Government Obligations	181	2	178	2
U.S. Government Agency Obligations	13	10	13	10
Foreign Government Obligations	7	9	7	9
Asset-backed Securities	139	65	139	65
	$1,234	479	1,222	479
As of December 31, 2022 and 2021, total unrealized losses for debt securities classified as available for sale with net losses were $12 million and negligible, respectively. No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.
For the years ended December 31, 2022 and 2021, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $644 million and $594 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.
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

103	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position on December 31, 2022 and December 31, 2021, was $333 million and $281 million, respectively. For these instruments, $42 million of collateral was posted as of December 31, 2022 and no collateral was posted as of December 31, 2021. If our credit rating had been downgraded below investment grade on December 31, 2022, we would have been required to post $270 million of additional collateral, either with cash or letters of credit.
Note 13—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during 2022 or 2021.
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
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investment in Cenovus Energy	$				1,117	—	—	1,117
Investments in debt securities	178	1,044	—	1,222	2	477	—	479
Commodity derivatives	958	951	128	2,037	562	619	62	1,243
Total assets	$1,136	1,995	128	3,259	1,681	1,096	62	2,839

Liabilities
Commodity derivatives	$906	843	261	2,010	593	543	87	1,223
Total liabilities	$906	843	261	2,010	593	543	87	1,223

ConocoPhillips 2022 10-K	104

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
December 31, 2022
Assets	$2,037	39	1,998	1,176	822	37	785
Liabilities	2,010	20	1,990	1,176	814	52	762

December 31, 2021
Assets	$1,243	85	1,158	650	508	—	508
Liabilities	1,223	82	1,141	650	491	36	455
At December 31, 2022 and December 31, 2021, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.
Non-Recurring Fair Value Measurement
The following table summarizes the fair value hierarchy by major category and date of remeasurement for assets accounted for at fair value on a non-recurring basis:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Before-Tax Loss
Year ended December 31, 2021
Net PP&E (held for use)
December 31, 2021	$472	—	—	472	80
Equity Method Investments
December 31, 2021	5,574	—	5,574	—	688
Net PP&E (held for use)
During 2021, the estimated fair value of certain noncore assets included in our Lower 48 segment declined to amounts below the carrying values. The carrying values were written down to fair value. The fair values were estimated based on internal discounted cash flow models using the following estimated assumptions: estimated future production, an outlook of future prices from a combination of exchanges (short-term) coupled with pricing service companies and our internal outlook (long-term), future operating costs and capital expenditures, and a discount rate believed to be consistent with those used by principal market participants. The range and arithmetic average of significant unobservable inputs used in the Level 3 fair value measurements for significant assets were as follows:

	Fair Value (Millions of Dollars)	Valuation Technique	Unobservable Inputs	Range (Arithmetic Average)
December 31, 2021
Lower 48 Gulf Coast and Rockies noncore field	$472	Discounted cash flow	Commodity production (MBOED)	0.2 - 17 (5.4)
			Commodity price outlook* ($/BOE)	$41.45 - $93.68 ($64.39)
			Discount rate**	7.3% - 9.7% (8.7%)
*Commodity price outlook based on a combination of external pricing service companies' and our internal outlook for years 2024-2050; future prices escalated at 2.0% annually after year 2050.
**Determined as the weighted average cost of capital of a group of peer companies, adjusted for risks where appropriate.

105	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
Equity Method Investments
During the fourth quarter of 2021, Origin Energy Limited agreed to the sale of 10 percent of their interest in APLNG for $1.645 billion, before customary adjustments. ConocoPhillips announced in December 2021 that we were exercising our preemption right under the APLNG Shareholders Agreement to purchase an additional 10 percent shareholding interest in APLNG, subject to government approvals. The sales price associated with this preemption right was determined to reflect a relevant observable market participant view of APLNG’s fair value which was below the carrying value of our existing investment in APLNG. As such, our investment in APLNG was written down to its fair value of $5,574 million, resulting in a before-tax charge of $688 million. See Note 4 and Note 7.
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
•Investments in debt securities classified as available for sale: The fair value of investments in debt securities categorized as Level 1 in the fair value hierarchy is measured using exchange prices. The fair value of investments in debt securities categorized as Level 2 in the fair value hierarchy is measured using pricing provided by brokers or pricing service companies that are corroborated with market data. See Note 12.
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
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	2022	2021	2022	2021
Financial assets
Investment in CVE common shares	$—	1,117	$—	1,117
Commodity derivatives	824	593	824	593
Investments in debt securities	1,222	479	1,222	479
Loans and advances—related parties	—	114	—	114
Financial liabilities
Total debt, excluding finance leases	15,323	18,673	15,545	22,451
Commodity derivatives	782	537	782	537

ConocoPhillips 2022 10-K	106

Notes to Consolidated Financial Statements	Table of Contents
Note 14—Equity
Common Stock
The changes in our shares of common stock, as categorized in the equity section of the balance sheet, were:

	Shares
	2022	2021	2020
Issued
Beginning of year	2,091,562,747	1,798,844,267	1,795,652,203
Acquisition of Concho	—	285,928,872	—
Distributed under benefit plans	9,322,387	6,789,608	3,192,064
End of year	2,100,885,134	2,091,562,747	1,798,844,267

Held in Treasury
Beginning of year	789,319,875	730,802,089	710,783,814
Repurchase of common stock	87,709,187	58,517,786	20,018,275
End of year	877,029,062	789,319,875	730,802,089
Preferred Stock
We have authorized 500 million shares of preferred stock, par value $0.01 per share, none of which was issued or outstanding at December 31, 2022 or 2021.
Noncontrolling Interests
In 2020, we completed the divestiture of our subsidiaries that held our Australia-West assets and operations. These assets included the Darwin LNG and Bayu-Darwin Pipeline operating joint ventures in which there was a noncontrolling interest. As a result, as of December 31, 2020, we had no noncontrolling interests.
Repurchase of Common Stock
In late 2016, we initiated our current share repurchase program. In October 2022, our Board of Directors approved an increase to our authorization from $25 billion to $45 billion of our common stock to support our plan for future share repurchases. In May 2021, we began a paced monetization of our CVE common shares, the proceeds of which have been applied to share repurchases. During the first quarter of 2022, we sold our remaining 91 million CVE common shares. Share repurchases since inception of our current program totaled 335 million shares at a cost of $23 billion through the end of December 2022.

107	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 15—Non-Mineral Leases
The company primarily leases office buildings and drilling equipment, as well as ocean transport vessels, tugboats, corporate aircraft, and other facilities and equipment. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices and other leases include payment provisions that vary based on the nature of usage of the leased asset. Additionally, the company has executed certain leases that provide it with the option to extend or renew the term of the lease, terminate the lease prior to the end of the lease term, or purchase the leased asset as of the end of the lease term. In other cases, the company has executed lease agreements that require it to guarantee the residual value of certain leased office buildings. For additional information about guarantees, see Note 10. There are no significant restrictions imposed on us by the lease agreements with regard to dividends, asset dispositions or borrowing ability.
We determine if an arrangement is or contains a lease at contract inception. Certain contractual arrangements may contain both lease and non-lease components. Only the lease components of these contractual arrangements are subject to the provisions of ASC Topic 842, and any non-lease components are subject to other applicable accounting guidance; however, we have elected to adopt the optional practical expedient not to separate lease components apart from non-lease components for existing asset classes (as of the adoption date of ASC 842) for accounting purposes. For contractual arrangements involving a new leased asset class, we determine at contract inception whether it will apply the optional practical expedient to the new leased asset class.
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
The company has historically recorded certain finance leases executed by investee companies accounted for under the proportionate consolidation method of accounting on its consolidated balance sheet on a proportional basis consistent with its ownership interest in the investee company. In addition, the company has historically recorded finance lease assets and liabilities associated with certain oil and gas joint ventures on a proportional basis pursuant to accounting guidance applicable prior to the adoption date of ASC 842 on January 1, 2019. In accordance with the transition provisions of ASC Topic 842, and since we have elected to adopt the package of optional transition-related practical expedients, the historical accounting treatment for these leases has been carried forward and is subject to reconsideration upon the modification or other required reassessment of the arrangements prior to lease term expiration.

ConocoPhillips 2022 10-K	108

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the right-of-use assets and lease liabilities for both the operating and finance leases on our consolidated balance sheet as of December 31:

	Millions of Dollars
	2022		2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right-of-Use Assets
Properties, plants and equipment
Gross		2,043		1,812
Accumulated DD&A		(1,022)		(857)
Net PP&E*		1,021		955
Prepaid expenses and other current assets			16	2
Other assets	536		649

Lease Liabilities
Short-term debt**		284		280
Other accruals	155		188
Long-term debt***		1,036		981
Other liabilities and deferred credits	390		479
Total lease liabilities	$545	1,320	667	1,261
    *  Includes proportionately consolidated finance lease assets of $171 million at December 31, 2022 and $208 million at December 31, 2021.
  **  Includes proportionately consolidated finance lease liabilities of $169 million at December 31, 2022 and $154 million at December 31, 2021.
***   Includes proportionately consolidated finance lease liabilities of $399 million at December 31, 2022 and $462 million at December 31, 2021.
The following table summarizes our lease costs:

	Millions of Dollars
	2022	2021	2020
Lease Cost*
Operating lease cost	$212	278	321
Finance lease cost
Amortization of right-of-use assets	189	148	163
Interest on lease liabilities	32	27	34
Short-term lease cost**	94	21	42
Total lease cost***	$527	474	560
*    The amounts presented in the table above have not been adjusted to reflect amounts recovered or reimbursed from oil and gas coventurers.
**   Short-term leases are not recorded on our consolidated balance sheet.
*** Variable lease cost and sublease income are immaterial for the periods presented and therefore are not included in the table above.
The following table summarizes the lease terms and discount rates as of December 31:

	2022	2021
Lease Term and Discount Rate
Weighted-average term (years)
Operating leases	5.64	5.97
Finance leases	6.60	7.49

Weighted-average discount rate (percent)
Operating leases	2.99	2.66
Finance leases	3.40	3.24

109	ConocoPhillips 2022 10-K

The following table summarizes other lease information:

	Millions of Dollars
	2022	2021	2020
Other Information*
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$148	204	232
Operating cash flows from finance leases	30	6	11
Financing cash flows from finance leases	166	73	255

Right-of-use assets obtained in exchange for operating lease liabilities	$114	174	250
Right-of-use assets obtained in exchange for finance lease liabilities	256	447	426
*The amounts presented in the table above have not been adjusted to reflect amounts recovered or reimbursed from oil and gas coventurers. In addition, pursuant to other applicable accounting guidance, lease payments made in connection with preparing another asset for its intended use are reported in the "Cash Flows From Investing Activities" section of our consolidated statement of cash flows.
The following table summarizes future lease payments for operating and finance leases at December 31, 2022:

	Millions of Dollars
	Operating Leases	Finance Leases
Maturity of Lease Liabilities
2023	$169	356
2024	126	215
2025	81	210
2026	59	207
2027	46	164
Remaining years	118	352
Total*	599	1,504
Less: portion representing imputed interest	(54)	(184)
Total lease liabilities	$545	$1,320
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

ConocoPhillips 2022 10-K	110

Notes to Consolidated Financial Statements	Table of Contents
Note 16—Employee Benefit Plans
Pension and Postretirement Plans
An analysis of the projected benefit obligations for our pension plans and accumulated benefit obligations for our postretirement health and life insurance plans follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2022		2021		2022	2021
	U.S.	Int’l.	U.S.	Int’l.
Change in Benefit Obligation
Benefit obligation at January 1	$1,924	4,124	2,548	4,403	137	170
Service cost	58	47	73	61	1	2
Interest cost	62	77	53	79	4	4
Plan participant contributions	—	—	—	—	16	16
Plan amendments	—	—	—	—	9	—
Actuarial (gain) loss	(325)	(847)	(117)	(176)	(27)	(16)
Benefits paid	(241)	(144)	(654)	(162)	(38)	(40)
Divestiture	—	(56)	—	—	—	—
Curtailment	—	—	12	—	—	1
Recognition of termination benefits	—	—	9	—	—	—
Foreign currency exchange rate change	—	(425)	—	(81)	—	—
Benefit obligation at December 31*	$1,478	2,776	1,924	4,124	102	137
*Accumulated benefit obligation portion of above at December 31:	$1,384	2,542	1,793	3,658

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$1,664	4,812	1,770	4,793	—	—
Actual return on plan assets	(319)	(1,372)	97	147	—	—
Company contributions	75	96	451	119	22	24
Plan participant contributions	—	1	—	1	16	16
Benefits paid	(241)	(144)	(654)	(162)	(38)	(40)
Divestiture	—	(46)	—	—	—	—
Foreign currency exchange rate change	—	(468)	—	(86)	—	—
Fair value of plan assets at December 31	$1,179	2,879	1,664	4,812	—	—
Funded Status	$(299)	103	(260)	688	(102)	(137)

111	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Pension Benefits				Other Benefits
	2022		2021		2022	2021
	U.S.	Int’l.	U.S.	Int’l.

Amounts Recognized in the Consolidated Balance Sheet at December 31
Noncurrent assets	$—	373	1	991	—	—
Current liabilities	(28)	(10)	(29)	(15)	(32)	(34)
Noncurrent liabilities	(271)	(260)	(232)	(288)	(70)	(103)
Total recognized	$(299)	103	(260)	688	(102)	(137)

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.65%	4.20	2.80	2.15	5.65	2.65
Rate of compensation increase	5.00	3.65	4.00	3.40
Interest crediting rate for applicable benefits	3.55		2.50

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	3.85%	2.15	2.60	1.80	2.65	2.35
Expected return on plan assets	3.90	2.85	5.20	2.50
Rate of compensation increase	4.00	3.40	4.00	3.40
Interest crediting rate for applicable benefits	2.50		2.10
For both U.S. and international pension plans, the overall expected long-term rate of return is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. We rely on a variety of independent market forecasts in developing the expected rate of return for each class of assets.
During 2022 and 2021, the actuarial gains related to the benefit obligations for U.S. and international plans were primarily related to an increase in the discount rates. During 2020, the actuarial losses related to the benefit obligations for U.S. and international plans were primarily related to a decrease in the discount rates.
The following tables summarize information related to the Company's pension plans with projected and accumulated benefit obligations in excess of the fair value of the plans' assets:

	Millions of Dollars
	Pension Benefits
	2022		2021
	U.S.	Int’l.	U.S.	Int’l.

Pension Plans with Projected Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$1,478	277	261	362
Fair value of plan assets	1,179	6	—	58

Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
Accumulated benefit obligation	$1,384	239	234	271
Fair value of plan assets	1,179	6	—	9

ConocoPhillips 2022 10-K	112

Notes to Consolidated Financial Statements	Table of Contents
Included in accumulated other comprehensive income (loss) at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2022		2021		2022	2021
	U.S.	Int’l.	U.S.	Int’l.

Unrecognized net actuarial loss (gain)	$172	681	188	86	(28)	(1)
Unrecognized prior service cost (credit)	—	1	—	1	(98)	(145)

	Millions of Dollars
	Pension Benefits				Other Benefits
	2022		2021		2022	2021
	U.S.	Int’l.	U.S.	Int’l.

Sources of Change in Other Comprehensive Income (Loss)
Net gain (loss) arising during the period	$(44)	(606)	134	207	27	16
Amortization of actuarial loss included in income (loss)*	61	11	145	33	—	—
Net change during the period	$17	(595)	279	240	27	16

Prior service credit (cost) arising during the period	$—	(1)	—	—	(9)	—
Amortization of prior service (credit) included in income (loss)	—	(1)	—	(1)	(38)	(37)
Net change during the period	$—	(2)	—	(1)	(47)	(37)
*Includes settlement (gains) losses recognized in 2022 and 2021.
The components of net periodic benefit cost of all defined benefit plans are presented in the following table:

	Millions of Dollars
	Pension Benefits						Other Benefits
	2022		2021		2020		2022	2021	2020
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Service cost	$58	47	73	61	85	54	1	2	2
Interest cost	62	77	53	79	66	85	4	4	6
Expected return on plan assets	(50)	(124)	(80)	(120)	(85)	(145)	—	—	—
Amortization of prior service credit	—	(1)	—	(1)	—	(1)	(38)	(37)	(31)
Recognized net actuarial loss (gain)	24	11	43	33	51	22	—	—	1
Settlements loss (gain)	37	—	102	—	44	(1)	—	—	—
Curtailment loss	—	—	12	—	—	—	—	—	—
Net periodic benefit cost	$131	10	203	52	161	14	(33)	(31)	(22)
The components of net periodic benefit cost, other than the service cost component, are included in the “Other expenses” line item on our consolidated income statement.

113	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
We recognized pension settlement losses of $37 million in 2022, $102 million in 2021, and $43 million in 2020 as lump-sum benefit payments from certain U.S. and international pension plans exceeded the sum of service and interest costs for those plans and led to recognition of settlement losses.
In determining net pension and other postretirement benefit costs, we amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan. For net actuarial gains and losses, we amortize 10 percent of the unamortized balance each year.
We have multiple non-pension postretirement benefit plans for health and life insurance. The health care plans are contributory and subject to various cost sharing features, most with participant and company contributions adjusted annually; the life insurance plans are noncontributory. The measurement of the U.S. pre-65 retiree medical accumulated postretirement benefit obligation assumes a health care cost trend rate of 6.5 percent in 2023 that declines to 5 percent by 2029. The measurement of the U.S. post-65 retiree medical accumulated postretirement benefit obligation assumes a health care cost trend rate of 4.5 percent in 2023 that increases to 5 percent by 2029.
Plan Assets
We follow a policy of broadly diversifying pension plan assets across asset classes and individual holdings. As a result, our plan assets have no significant concentrations of credit risk. Asset classes that are considered appropriate include U.S. equities, non-U.S. equities, U.S. fixed income, non-U.S. fixed income, real estate and private equity investments. Plan fiduciaries may consider and add other asset classes to the investment program from time to time. The target allocations for plan assets are 25 percent equity securities, 71 percent debt securities, and 4 percent real estate. Generally, the plan investments are publicly traded, therefore minimizing liquidity risk in the portfolio.
The following is a description of the valuation methodologies used for the pension plan assets. There have been no changes in the methodologies used at December 31, 2022 and 2021.
•Fair values of equity securities and government debt securities categorized in Level 1 are primarily based on quoted market prices in active markets for identical assets and liabilities.
•Fair values of corporate debt securities, agency and mortgage-backed securities and government debt securities categorized in Level 2 are estimated using recently executed transactions and quoted market prices for similar assets and liabilities in active markets and for identical assets and liabilities in markets that are not active. If there have been no market transactions in a particular fixed income security, its fair value is calculated by pricing models that benchmark the security against other securities with actual market prices. When observable quoted market prices are not available, fair value is based on pricing models that use something other than actual market prices (e.g., observable inputs such as benchmark yields, reported trades and issuer spreads for similar securities), and these securities are categorized in Level 3 of the fair value hierarchy.
•Fair values of investments in common/collective trusts are determined by the issuer of each fund based on the fair value of the underlying assets.
•Fair values of mutual funds are based on quoted market prices, which represent the net asset value of shares held.
•Time deposits are valued at cost, which approximates fair value.
•Cash is valued at cost, which approximates fair value. Fair values of international cash equivalents categorized in Level 2 are valued using observable yield curves, discounting and interest rates. U.S. cash balances held in the form of short-term fund units that are redeemable at the measurement date are categorized as Level 2.
•Fair values of exchange-traded derivatives classified in Level 1 are based on quoted market prices. For other derivatives classified in Level 2, the values are generally calculated from pricing models with market input parameters from third-party sources.
•Fair values of insurance contracts are valued at the present value of the future benefit payments owed by the insurance company to the plans’ participants.
•Fair values of real estate investments are valued using real estate valuation techniques and other methods that include reference to third-party sources and sales comparables where available.

ConocoPhillips 2022 10-K	114

Notes to Consolidated Financial Statements	Table of Contents
•A portion of U.S. pension plan assets is held as a participating interest in an insurance annuity contract, which is calculated as the market value of investments held under this contract, less the accumulated benefit obligation covered by the contract. The participating interest is classified as Level 3 in the fair value hierarchy as the fair value is determined via a combination of quoted market prices, recently executed transactions, and an actuarial present value computation for contract obligations. At December 31, 2022, the participating interest in the annuity contract was valued at $55 million and consisted of $144 million in debt securities, less $89 million for the accumulated benefit obligation covered by the contract. At December 31, 2021, the participating interest in the annuity contract was valued at $83 million and consisted of $206 million in debt securities, less $123 million for the accumulated benefit obligation covered by the contract. The participating interest is not available for meeting general pension benefit obligations in the near term. No future company contributions are required and no new benefits are being accrued under this insurance annuity contract.
The fair values of our pension plan assets at December 31, by asset class were as follows:

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2022
Equity securities
U.S.	$4	—	—	4	—	—	—	—
International	36	—	—	36	—	—	—	—
Mutual funds	14	—	—	14	201	298	—	499
Debt securities
Corporate	—	1	—	1	—	—	—	—
Mutual funds	—	—	—	—	365	—	—	365
Cash and cash equivalents	—	—	—	—	36	—	—	36
Real estate	—	—	—	—	—	—	146	146
Total in fair value hierarchy	$54	1	—	55	602	298	146	1,046

Investments measured at net asset value*
Equity securities
Common/collective trusts				265				192
Debt securities
Common/collective trusts				759				1,637
Cash and cash equivalents				10				—
Real estate				34				—
Total**	$54	1	—	1,123	602	298	146	2,875
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
**Excludes the participating interest in the insurance annuity contract with a net asset of $55 million and net receivables related to security transactions of $5 million.

115	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
The fair values of our pension plan assets at December 31, by asset class were as follows:

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2021
Equity securities
U.S.	$3	—	5	8	—	—	—	—
International	42	—	—	42	—	—	—	—
Mutual funds	17	—	—	17	236	403	—	639
Debt securities
Corporate	—	1	—	1	—	—	—	—
Mutual funds	—	—	—	—	511	—	—	511
Cash and cash equivalents	—	—	—	—	68	—	—	68
Derivatives	—	—	—	—	—	—	—	—
Real estate	—	—	—	—	—	—	157	157
Total in fair value hierarchy	$62	1	5	68	815	403	157	1,375

Investments measured at net asset value*
Equity securities
Common/collective trusts				394				417
Debt securities
Common/collective trusts				1,073				3,015
Cash and cash equivalents				9				—
Real estate				36				1
Total**	$62	1	5	1,580	815	403	157	4,808
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
**Excludes the participating interest in the insurance annuity contract with a net asset of $83 million and net receivables related to security transactions of $5 million.
Level 3 activity was not material for all periods.
Our funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended. Contributions to foreign plans are dependent upon local laws and tax regulations. In 2023, we expect to contribute approximately $90 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $45 million to our international qualified and nonqualified pension and postretirement benefit plans.

ConocoPhillips 2022 10-K	116

Notes to Consolidated Financial Statements	Table of Contents
The following benefit payments, which are exclusive of amounts to be paid from the insurance annuity contract and which reflect expected future service, as appropriate, are expected to be paid:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

2023	$216	121	17
2024	199	123	15
2025	188	125	14
2026	173	126	12
2027	171	128	11
2028–2032	685	677	38
The following table summarizes our severance accrual activity:

	Millions of Dollars
	2022	2021	2020

Balance at January 1	$78	24	23
Accruals	1	170	14
Benefit payments	(48)	(116)	(13)
Balance at December 31	$31	78	24
Accruals include severance costs associated with our company-wide restructuring program. Of the remaining balance at December 31, 2022, $19 million is classified as short-term.
Defined Contribution Plans
Most U.S. employees are eligible to participate in the ConocoPhillips Savings Plan (CPSP). Employees can deposit up to 75 percent of their eligible pay, subject to statutory limits, in the CPSP to a choice of 17 investment options. Employees who participate in the CPSP and contribute 1 percent of their eligible pay receive a 6 percent company cash match with a potential company discretionary cash contribution of up to 6 percent. Effective January 1, 2019, new employees, rehires and employees that elected to opt out of Title II of the ConocoPhillips Retirement Plan are eligible to receive a Company Retirement Contribution (CRC) of 6 percent of eligible pay into their CPSP. After three years of service with the company, the employee is 100 percent vested in any CRC. Company contributions charged to expense for the CPSP and predecessor plans were $140 million in 2022, $93 million in 2021 and $62 million in 2020.
We have several defined contribution plans for our international employees, each with its own terms and eligibility depending on location. Total compensation expense recognized for these international plans was approximately $24 million in 2022, $26 million in 2021 and $25 million in 2020.
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

117	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
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
Compensation Expense—Total share-based compensation expense recognized in net income (loss) and the associated tax benefit were:

	Millions of Dollars
	2022	2021	2020

Compensation cost	$377	304	159
Tax benefit	95	76	40
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
The following summarizes our stock option activity for the year ended December 31, 2022:

			Millions of Dollars
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2021	11,973,783	$56.46	$188
Exercised	(7,670,208)	57.12	(308)
Expired or cancelled	—	—
Outstanding at December 31, 2022	4,303,575	$55.28	$266
Vested at December 31, 2022	4,303,575	$55.28	$266
Exercisable at December 31, 2022	4,303,575	$55.28	$266
The weighted-average remaining contractual term of outstanding options, vested options and exercisable options at December 31, 2022, were all 2.57 years. The aggregate intrinsic value of options exercised was $68 million in 2021 and $23 million in 2020.
During 2022, we received $438 million in cash and realized a tax benefit of $59 million from the exercise of options. At December 31, 2022, all outstanding stock options were fully vested and there was no remaining compensation cost to be recorded.
Stock Unit Program—Generally, restricted stock units (RSU) are granted annually under the provisions of the Plan and vest in an aggregate installment on the third anniversary of the grant date. In addition, RSUs granted under the Plan for a variable long-term incentive program vest ratably in three equal annual installments beginning on the first anniversary of the grant date. Restricted stock units are also granted ad hoc to attract or retain key personnel, and the terms and conditions under which these restricted stock units vest vary by award.

ConocoPhillips 2022 10-K	118

Notes to Consolidated Financial Statements	Table of Contents
Stock-Settled
Upon vesting, these restricted stock units are settled by issuing one share of ConocoPhillips common stock per unit. Units awarded to retirement eligible employees vest six months from the grant date; however, those units are not issued as common stock until the earlier of separation from the company or the end of the regularly scheduled vesting period. Until issued as stock, most recipients of the RSUs receive a cash payment of a dividend equivalent or an accrued reinvested dividend equivalent that is charged to retained earnings. The grant date fair market value of these RSUs is deemed equal to the average ConocoPhillips stock price on the grant date. The grant date fair market value of units that do not receive a dividend equivalent while unvested is deemed equal to the average ConocoPhillips stock price on the grant date, less the net present value of the dividends that will not be received.
The following summarizes our stock-settled stock unit activity for the year ended December 31, 2022:

	Stock Units	Weighted-Average Grant Date Fair Value	Millions of Dollars
			Total Fair Value

Outstanding at December 31, 2021	7,645,311	$53.81
Granted	2,139,168	90.57
Forfeited	(137,011)	71.38
Issued	(2,069,275)	63.57	$193
Outstanding at December 31, 2022	7,578,193	$61.20
Not Vested at December 31, 2022	5,264,282	$61.58
At December 31, 2022, the remaining unrecognized compensation cost from the unvested stock-settled units was $135 million, which will be recognized over a weighted-average period of 1.67 years, the longest period being 2.67 years. The weighted-average grant date fair value of stock unit awards granted during 2021 and 2020 was $46.56 and $57.40, respectively. The total fair value of stock units issued during 2021 and 2020 was $144 million and $143 million, respectively.
Cash-Settled
Cash settled executive restricted stock units granted in 2018 and 2019 replaced the stock option program. These restricted stock units, subject to elections to defer, will be settled in cash equal to the fair market value of a share of ConocoPhillips common stock per unit on the settlement date and are classified as liabilities on the balance sheet. Units awarded to retirement eligible employees vest six months from the grant date; however, those units are not settled until the earlier of separation from the company or the end of the regularly scheduled vesting period. Compensation expense is initially measured using the average fair market value of ConocoPhillips common stock and is subsequently adjusted, based on changes in the ConocoPhillips stock price through the end of each subsequent reporting period, through the settlement date. Recipients receive an accrued reinvested dividend equivalent that is charged to compensation expense. The accrued reinvested dividend is paid at the time of settlement, subject to the terms and conditions of the award. Beginning with executive restricted stock units granted in 2020, awards will be settled in stock.
The following summarizes our cash-settled stock unit activity for the year ended December 31, 2022:

	Stock Units	Weighted-Average Grant Date Fair Value	Millions of Dollars
			Total Fair Value

Outstanding at December 31, 2021	226,476	$72.18
Granted	531	85.37
Forfeited	—	—
Issued	(227,007)	91.47	$21
Outstanding at December 31, 2022	—	$—
At December 31, 2022, there was no remaining unrecognized compensation cost to be recorded for the unvested cash-settled units. The weighted-average grant date fair value of stock unit awards granted during 2021 and 2020 were $57.19 and $41.59, respectively. The total fair value of stock units issued during 2021 and 2020 were $20 million and negligible, respectively.

119	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
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
Stock-Settled
For performance periods beginning before 2009, PSUs do not vest until the employee becomes eligible for retirement by reaching age 55 with five years of service, and restrictions do not lapse until the employee separates from the company. With respect to awards for performance periods beginning in 2009 through 2012, PSUs do not vest until the earlier of the date the employee becomes eligible for retirement by reaching age 55 with five years of service or five years after the grant date of the award, and restrictions do not lapse until the earlier of the employee’s separation from the company or five years after the grant date (although recipients can elect to defer the lapsing of restrictions until separation). We recognize compensation expense for these awards beginning on the grant date and ending on the date the PSUs are scheduled to vest. Since these awards are authorized three years prior to the effective grant date, for employees eligible for retirement by or shortly after the grant date, we recognize compensation expense over the period beginning on the date of authorization and ending on the date of grant. Until issued as stock, recipients of the PSUs receive a cash payment of a dividend equivalent that is charged to retained earnings. Beginning in 2013, PSUs authorized for future grants will vest, absent employee election to defer, upon settlement following the conclusion of the three-year performance period. We recognize compensation expense over the period beginning on the date of authorization and ending on the conclusion of the performance period. PSUs are settled by issuing one share of ConocoPhillips common stock per unit.
The following summarizes our stock-settled Performance Share Program activity for the year ended December 31, 2022:

		Weighted-Average Grant Date Fair Value	Millions of Dollars
	Stock Units		Total Fair Value

Outstanding at December 31, 2021	1,448,847	$50.69
Granted	1,754	91.58
Issued	(218,986)	51.04	$21
Outstanding at December 31, 2022	1,231,615	$50.68
At December 31, 2022, there was no remaining unrecognized compensation cost to be recorded on the unvested stock-settled performance shares. There were no stock-settled PSUs granted during 2021; however, the weighted-average grant date fair value of stock-settled PSUs granted during 2020 was $58.61. The total fair value of stock-settled PSUs issued during 2021 and 2020 were $18 million and $13 million, respectively.
Cash-Settled
In connection with and immediately following the separation of our Downstream businesses in 2012, grants of new PSUs, subject to a shortened performance period, were authorized. Once granted, these PSUs vest, absent employee election to defer, on the earlier of five years after the grant date of the award or the date the employee becomes eligible for retirement. For employees eligible for retirement by or shortly after the grant date, we recognize compensation expense over the period beginning on the date of authorization and ending on the date of grant. Otherwise, we recognize compensation expense beginning on the grant date and ending on the date the PSUs are scheduled to vest. These PSUs are settled in cash equal to the fair market value of a share of ConocoPhillips common stock per unit on the settlement date and thus are classified as liabilities on the balance sheet. Until settlement occurs, recipients of the PSUs receive a cash payment of a dividend equivalent that is charged to compensation expense.
Beginning in 2013, PSUs authorized for future grants will vest upon settlement following the conclusion of the three-year performance period. We recognize compensation expense over the period beginning on the date of authorization and ending at the conclusion of the performance period. These PSUs will be settled in cash equal to the fair market value of a share of ConocoPhillips common stock per unit on the settlement date and are classified as liabilities on the balance sheet. For performance periods beginning before 2018, during the performance period, recipients of the PSUs do not receive a cash payment of a dividend equivalent, but after the performance period ends, until settlement in cash occurs, recipients of the PSUs receive a cash payment of a dividend equivalent that is charged to compensation expense. For the performance period beginning in 2018, recipients of the PSUs receive an accrued reinvested dividend equivalent that is charged to compensation expense. The accrued reinvested dividend is paid at the time of settlement, subject to the terms and conditions of the award.

ConocoPhillips 2022 10-K	120

Notes to Consolidated Financial Statements	Table of Contents
The following summarizes our cash-settled Performance Share Program activity for the year ended December 31, 2022:

		Weighted-Average Grant Date Fair Value	Millions of Dollars
	Stock Units		Total Fair Value

Outstanding at December 31, 2021	117,679	$72.18
Granted	967,151	91.58
Settled	(975,007)	89.87	$88
Outstanding at December 31, 2022	109,823	$117.11
At December 31, 2022, all outstanding cash-settled performance awards were fully vested and there was no remaining compensation cost to be recorded. The weighted-average grant date fair value of cash-settled PSUs granted during 2021 and 2020 was $46.65 and $58.61, respectively. The total fair value of cash-settled performance share awards settled during 2021 and 2020 was $52 million and $116 million, respectively.
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
The following summarizes the aggregate activity of these restricted shares and units for the year ended December 31, 2022:

		Weighted-Average Grant Date Fair Value	Millions of Dollars
	Stock Units		Total Fair Value

Outstanding at December 31, 2021	1,616,367	$47.24
Granted	73,450	96.20
Cancelled	(1,030)	24.61
Issued	(449,028)	48.28	$40
Outstanding at December 31, 2022	1,239,759	$49.78
Not Vested at December 31, 2022	437,994	$45.90
At December 31, 2022, the remaining compensation cost from the unvested restricted stock was $10 million, which will be recognized over a weighted-average period of 1 year. The weighted-average grant date fair value of awards granted during 2021 and 2020 was $46.43 and $51.46, respectively. The total fair value of awards issued during 2021 and 2020 was $8 million and $6 million, respectively.

121	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 17—Income Taxes
Components of income tax provision (benefit) were:

	Millions of Dollars
	2022	2021	2020
Income Taxes
Federal
Current	$1,263	32	3
Deferred	1,629	1,161	(625)
Foreign
Current	5,813	3,128	350
Deferred	387	66	(70)
State and local
Current	386	127	(4)
Deferred	70	119	(139)
Total tax provision (benefit)	$9,548	4,633	(485)
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

	Millions of Dollars
	2022	2021
Deferred Tax Liabilities
PP&E and intangibles	$11,100	10,170
Inventory	48	44
Other	190	213
Total deferred tax liabilities	11,338	10,427

Deferred Tax Assets
Benefit plan accruals	450	321
Asset retirement obligations and accrued environmental costs	2,333	2,297
Investments in joint ventures	1,917	1,684
Other financial accruals and deferrals	736	827
Loss and credit carryforwards	6,354	7,402
Other	112	399
Total deferred tax assets	11,902	12,930
Less: valuation allowance	(8,049)	(8,342)
Total deferred tax assets net of valuation allowance	3,853	4,588
Net deferred tax liabilities	$7,485	5,839
At December 31, 2022, noncurrent assets and liabilities included deferred taxes of $241 million and $7,726 million, respectively. At December 31, 2021, noncurrent assets and liabilities included deferred taxes of $340 million and $6,179 million, respectively.
At December 31, 2022, the loss and credit carryforward deferred tax assets were primarily related to U.S. foreign tax credit carryforwards of $5.3 billion and various jurisdictions net operating loss and credit carryforwards of $1.1 billion. If not utilized, U.S. foreign tax credits and net operating losses will begin to expire in 2023.

ConocoPhillips 2022 10-K	122

Notes to Consolidated Financial Statements	Table of Contents
The following table shows a reconciliation of the beginning and ending deferred tax asset valuation allowance for 2022, 2021 and 2020:

	Millions of Dollars
	2022	2021	2020

Balance at January 1	$8,342	9,965	10,214
Charged to expense (benefit)	5	(45)	460
Other*	(298)	(1,578)	(709)
Balance at December 31	$8,049	8,342	9,965
*Represents changes due to originating deferred tax assets that have no impact to our effective tax rate, acquisitions/dispositions/revisions and the effect of translating foreign financial statements.

Valuation allowances have been established to reduce deferred tax assets to an amount that will, more likely than not, be realized. At December 31, 2022, we have maintained a valuation allowance with respect to substantially all U.S. foreign tax credit carryforwards, basis differences in our APLNG investment, and certain net operating loss carryforwards for various jurisdictions. During 2022, the valuation allowance movement charged to earnings primarily relates to the impact of 2022 changes to Norway’s Petroleum Tax System which is partly offset by the U.S. tax impact of the disposition of our CVE common shares. Other movements are primarily related to valuation allowances on expiring tax attributes. Based on our historical taxable income, expectations for the future, and available tax-planning strategies, management expects deferred tax assets, net of valuation allowances, will primarily be realized as offsets to reversing deferred tax liabilities.

During the second quarter of 2022, Norway enacted changes to the Petroleum Tax System. As a result of the enactment, a valuation allowance of $58 million was recorded during the second quarter to reflect changes to our ability to realize certain deferred tax assets under the new law.

During 2021, the valuation allowance movement charged to earnings primarily relates to the fair value measurement of our CVE common shares that are not expected to be realized, and the expected realization of certain U.S. tax attributes associated with our planned disposition of our Indonesia assets. This is partially offset by Australian tax benefits associated with our impairment of APLNG that we do not expect to be realized. Other movements are primarily related to valuation allowances on expiring tax attributes. For more information on our Indonesia disposition see Note 3.
During 2020, the valuation allowance movement charged to earnings primarily related to capital losses in Australia and to the fair value measurement of our CVE common shares that are not expected to be realized. Other movements are primarily related to valuation allowances on expiring tax attributes.
At December 31, 2022, unremitted income considered to be permanently reinvested in certain foreign subsidiaries and foreign corporate joint ventures totaled approximately $4,477 million. Deferred income taxes have not been provided on this amount, as we do not plan to initiate any action that would require the payment of income taxes. The estimated amount of additional tax, primarily local withholding tax, that would be payable on this income if distributed is approximately $224 million.

123	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following table shows a reconciliation of the beginning and ending unrecognized tax benefits for 2022, 2021 and 2020:

	Millions of Dollars
	2022	2021	2020

Balance at January 1	$1,345	1,206	1,177
Additions based on tax positions related to the current year	6	15	6
Additions for tax positions of prior years	6	177	67
Reductions for tax positions of prior years	(62)	(5)	(34)
Settlements	(510)	—	(9)
Lapse of statute	(75)	(48)	(1)
Balance at December 31	$710	1,345	1,206

Included in the balance of unrecognized tax benefits for 2022, 2021 and 2020 were $701 million, $1,261 million and $1,128 million respectively, which, if recognized, would impact our effective tax rate. The balance of the unrecognized tax benefits decreased due to the closing of the 2017 audit of our federal income tax return. As a result, we recognized federal and state tax benefits totaling $515 million relating to the recovery of outside tax basis previously offset by a full reserve. The balance of the unrecognized tax benefits increased in 2021 mainly due to U.S. tax credits acquired through our Concho acquisition. See Note 3 and Note 11.
At December 31, 2022, 2021 and 2020, accrued liabilities for interest and penalties totaled $35 million, $47 million and $46 million, respectively, net of accrued income taxes. Interest and penalties resulted in an increase to earnings of $12 million in 2022, a reduction of $1 million in 2021 and a reduction to earnings of $4 million in 2020.
We file tax returns in the U.S. federal jurisdiction and in many foreign and state jurisdictions. Audits in major jurisdictions are generally complete as follows: Canada (2016), Norway (2021) and U.S. (2018). Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion in the many jurisdictions in which we operate around the world. Consequently, the balance in unrecognized tax benefits can be expected to fluctuate from period to period. Within the next twelve months, we may have audit periods close that could significantly impact our total unrecognized tax benefits. It is reasonably possible such changes could be significant when compared with our total unrecognized tax benefits, but the amount of change is not estimable.
The amounts of U.S. and foreign income (loss) before income taxes, with a reconciliation of tax at the federal statutory rate to the provision for income taxes, were:

	Millions of Dollars			Percent of Pre-Tax Income (Loss)
	2022	2021	2020	2022	2021	2020
Income (loss) before income taxes
United States	$16,739	8,024	(3,587)	59.3%	63.1	114.2
Foreign	11,489	4,688	447	40.7	36.9	(14.2)
	$28,228	12,712	(3,140)	100.0%	100.0	100.0

Federal statutory income tax	$5,928	2,670	(659)	21.0%	21.0	21.0
Non-U.S. effective tax rates	3,866	1,915	194	13.7	15.1	(6.2)
Australia disposition	—	—	(349)	—	—	11.1
Recovery of outside basis	(30)	(55)	(22)	(0.1)	(0.4)	0.7
Adjustment to tax reserves	(551)	(11)	18	(2.0)	(0.1)	(0.6)
Adjustment to valuation allowance	5	(45)	460	—	(0.4)	(14.6)
State income tax	405	194	(112)	1.4	1.5	3.6
Enhanced oil recovery credit	(37)	(99)	(6)	(0.1)	(0.8)	0.2
Other	(38)	64	(9)	(0.1)	0.5	0.3
Total	$9,548	4,633	(485)	33.8%	36.4	15.5

ConocoPhillips 2022 10-K	124

Notes to Consolidated Financial Statements	Table of Contents
Our effective tax rate for 2022 was driven by our jurisdictional tax rates for this profit mix with net favorable impacts from routine tax credits and valuation allowance adjustments. The adjustment to tax reserves primarily relates to the closing of the audit of our 2017 U.S. federal tax return and the recognition of the U.S. federal and state tax benefits described above.

Our effective tax rate for 2021 was driven by our jurisdictional tax rates for this profit mix with net favorable impacts from routine tax credits and valuation allowance adjustments. The valuation allowance adjustment is primarily related to the fair value measurement and disposition of our CVE common shares of $218 million and the ability to utilize the U.S. foreign tax credit and capital loss carryforward due to our anticipated disposition of our Indonesia entities of $29 million. This was partially offset by an increase to our valuation allowance related to the tax impact of the impairment of our APLNG investment of $206 million for which we do not expect to receive a tax benefit.
Our effective tax rate for 2020 was impacted by the disposition of our Australia-West assets as well as the valuation allowance related to the fair value measurement of our CVE common shares. The Australia-West disposition generated a before-tax gain of $587 million with an associated tax benefit of $10 million and resulted in the de-recognition of deferred tax assets resulting in $92 million of tax expense. The disposition also generated an Australia capital loss tax benefit of $313 million which has been fully offset by a valuation allowance. Due to changes in the fair market value of CVE common shares, the valuation allowance was increased by $178 million to offset the expected capital loss.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which among other things, implements a 15 percent minimum tax on book income of certain large corporations, a 1 percent excise tax on net stock repurchases and several tax incentives to promote lower carbon energy. We are continuing to evaluate the impacts of this legislation as additional guidance is released; however, we do not believe any impacts will be material to our consolidated financial statements.
Note 18—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Net Unrealized Gain/(Loss) on Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss

December 31, 2019	$(350)	—	(5,007)	(5,357)
Other comprehensive income (loss)	(75)	2	212	139
December 31, 2020	(425)	2	(4,795)	(5,218)
Other comprehensive income (loss)	394	(2)	(124)	268
December 31, 2021	(31)	—	(4,919)	(4,950)
Other comprehensive income (loss)	(417)	(11)	(622)	(1,050)
December 31, 2022	$(448)	(11)	(5,541)	(6,000)
The following table summarizes reclassifications out of accumulated other comprehensive loss during the years ended December 31:

	Millions of Dollars
	2022	2021

Defined Benefit Plans	$26	109
Above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of:	$7	31
See Note 16.

125	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 19—Cash Flow Information

	Millions of Dollars
	2022	2021	2020
Noncash Investing Activities
Increase (decrease) in PP&E related to an increase (decrease) in asset retirement obligations	$825	442	(116)

Cash Payments
Interest	$873	924	785
Income taxes	7,368	856	905

Net Sales (Purchases) of Investments
Short-term investments purchased	$(5,046)	(5,554)	(12,435)
Short-term investments sold	3,102	8,810	12,015
Investments and long-term receivables purchased	(775)	(279)	(325)
Investments and long-term receivables sold	90	114	87
	$(2,629)	3,091	(658)
Income tax payments have increased in 2022 as the company is returning to a tax paying position in the U.S. as well as, increased taxes in Norway, and timing of tax payments in Libya.

See Note 3 and Note 12 for additional information on cash and non-cash changes to our consolidated balance sheet associated with our Concho acquisition.

ConocoPhillips 2022 10-K	126

Notes to Consolidated Financial Statements	Table of Contents
Note 20—Other Financial Information

	Millions of Dollars
	2022	2021	2020
Interest and Debt Expense
Incurred
Debt	$791	887	788
Other	72	59	73
	863	946	861
Capitalized	(58)	(62)	(55)
Expensed	$805	884	806

Other Income (Loss)
Interest income	$195	33	100
Gain (loss) on investment in Cenovus Energy*	251	1,040	(855)
Other, net	58	130	246
	$504	1,203	(509)
*See Note 5.

Research and Development Expenditures—expensed	$71	62	75

Shipping and Handling Costs	$1,595	1,047	857

Foreign Currency Transaction (Gains) Losses—after-tax
Alaska	$—	—	—
Lower 48	—	—	—
Canada	(20)	(1)	(7)
Europe, Middle East and North Africa	(110)	(11)	(15)
Asia Pacific	30	2	(11)
Other International	(1)	1	2
Corporate and Other	21	(7)	(31)
	$(80)	(16)	(62)

	Millions of Dollars
	2022	2021
Properties, Plants and Equipment
Proved properties	$119,609	114,274	*
Unproved properties	7,325	10,993
Other	4,562	4,379
Gross properties, plants and equipment	131,496	129,646
Less: Accumulated depreciation, depletion and amortization	(66,630)	(64,735)	*
Net properties, plants and equipment	$64,866	64,911
*Excludes assets classified as held for sale at December 31, 2021. See Note 3.

127	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 21—Related Party Transactions
Our related parties primarily include equity method investments and certain trusts for the benefit of employees. For disclosures on trusts for the benefit of employees, see Note 16.
Significant transactions with our equity affiliates were:

	Millions of Dollars
	2022	2021	2020

Operating revenues and other income	$88	88	79
Purchases	1	5	—
Operating expenses and selling, general and administrative expenses	189	196	63
Net interest income*	(1)	(2)	(5)
*We paid interest to, or received interest from, various affiliates. See Note 4, for additional information on loans to affiliated companies.
Note 22—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	2022	2021	2020

Revenue from contracts with customers	$61,049	34,590	13,662
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	17,150	11,500	5,177
Financial derivative contracts	295	(262)	(55)
Consolidated sales and other operating revenues	$78,494	45,828	18,784
Revenues from contracts outside the scope of ASC Topic 606 relate primarily to physical gas contracts at market prices, which qualify as derivatives accounted for under ASC Topic 815, “Derivatives and Hedging,” and for which we have not elected NPNS. There is no significant difference in contractual terms or the policy for recognition of revenue from these contracts and those within the scope of ASC Topic 606. The following disaggregation of revenues is provided in conjunction with Note 24—Segment Disclosures and Related Information:

	Millions of Dollars
	2022	2021	2020
Revenue from Outside the Scope of ASC Topic 606 by Segment
Lower 48	$13,919	9,050	3,966
Canada	2,717	1,457	727
Europe, Middle East and North Africa	514	993	484
Physical contracts meeting the definition of a derivative	$17,150	11,500	5,177

	Millions of Dollars
	2022	2021	2020
Revenue from Outside the Scope of ASC Topic 606 by Product
Crude oil	$495	757	395
Natural gas	15,368	10,034	4,339
Other	1,287	709	443
Physical contracts meeting the definition of a derivative	$17,150	11,500	5,177

ConocoPhillips 2022 10-K	128

Notes to Consolidated Financial Statements	Table of Contents
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
Receivables and Contract Liabilities
Receivables from Contracts with Customers
At December 31, 2022, the “Accounts and notes receivable” line on our consolidated balance sheet included trade receivables of $5,241 million compared with $5,268 million at December 31, 2021, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared with trade receivables where NPNS has been elected.
Contract Liabilities from Contracts with Customers
We have entered into certain agreements under which we license our proprietary technology, including the Optimized Cascade® process technology, to customers to maximize the efficiency of LNG plants. These agreements typically provide for milestone payments to be made during and after the construction phases of the LNG plant. The payments are not directly related to our performance obligations under the contract and are recorded as deferred revenue to be recognized when the customer is able to benefit from their right to use the applicable licensed technology. During the year ended December 31, 2022, we recognized revenue of $57 million in the "Sales and other operating revenues" line on our consolidated income statement. We expect to recognize the outstanding contract liabilities of $19 million as of December 31, 2022, as revenue during 2026.

129	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 23—Earnings Per Share
The following table presents the calculation of net income available to common shareholders and basic and diluted EPS for the years ended December 31, 2022, 2021, and 2020. For each of the periods with net income presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
Years Ended December 31	2022	2021	2020

Basic earnings per share

Net Income (Loss) Attributable to ConocoPhillips	$18,680	8,079	(2,701)
Less: Dividends and undistributed earnings
allocated to participating securities	60	19	6
Net Income (Loss) available to common shareholders	$18,620	8,060	(2,707)
Average common shares outstanding (in Millions)	1,274	1,324	1,078
Net Income (Loss) Attributable to ConocoPhillips Per Share of Common Stock	$14.62	6.09	(2.51)

Diluted earnings per share

Net Income (Loss) available to common shareholders	$18,620	8,060	(2,707)
Average common shares outstanding (in Millions)	1,274	1,324	1,078
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs	4	4	—
Average diluted shares outstanding (in Millions)	1,278	1,328	1,078
Net Income (Loss) Attributable to ConocoPhillips Per Share of Common Stock	$14.57	6.07	(2.51)
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
We evaluate performance and allocate resources based on net income (loss) attributable to ConocoPhillips. Segment accounting policies are the same as those in Note 1. Intersegment sales are at prices that approximate market.
In 2021, we completed our acquisition of Concho, an independent oil and gas exploration and production company with operations across New Mexico and West Texas as well as our acquisition of Shell’s Permian assets in the Texas Delaware Basin. The accounting close date of the Shell transaction, used for reporting purposes, was December 31, 2021. Results of operations for Concho and assets acquired from Shell are included in our Lower 48 segment. Certain transaction and restructuring costs associated with these acquisitions are included in our Corporate and Other segment. See Note 3.

ConocoPhillips 2022 10-K	130

Notes to Consolidated Financial Statements	Table of Contents
Analysis of Results by Operating Segment

	Millions of Dollars
	2022	2021	2020
Sales and Other Operating Revenues
Alaska	$7,905	5,480	3,408
Intersegment eliminations	—	—	(11)
Alaska	7,905	5,480	3,397
Lower 48	52,921	29,306	9,872
Intersegment eliminations	(18)	(12)	(51)
Lower 48	52,903	29,294	9,821
Canada	6,159	4,077	1,666
Intersegment eliminations	(2,445)	(1,583)	(405)
Canada	3,714	2,494	1,261
Europe, Middle East and North Africa	11,271	5,902	1,919
Intersegment eliminations	(1)	—	(2)
Europe, Middle East and North Africa	11,270	5,902	1,917
Asia Pacific	2,606	2,579	2,363
Other International	—	4	7
Corporate and Other	96	75	18
Consolidated sales and other operating revenues	$78,494	45,828	18,784
The market for our products is large and diverse, therefore, our sales and other operating revenues are not dependent upon any single customer.

	Millions of Dollars
	2022	2021	2020
Depreciation, Depletion, Amortization and Impairments
Alaska	$941	1,002	996
Lower 48	4,854	4,067	3,358
Canada	400	392	342
Europe, Middle East and North Africa	735	862	775
Asia Pacific	518	1,483	809
Other International	—	—	—
Corporate and Other	44	76	54
Consolidated depreciation, depletion, amortization and impairments	$7,492	7,882	6,334

Equity in Earnings of Affiliates
Alaska	$4	5	(7)
Lower 48	(14)	(18)	(11)
Canada	—	—	—
Europe, Middle East and North Africa	780	502	311
Asia Pacific	1,310	343	137
Other International	1	—	2
Corporate and Other	—	—	—
Consolidated equity in earnings of affiliates	$2,081	832	432

131	ConocoPhillips 2022 10-K

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	2022	2021	2020
Income Tax Provision (Benefit)
Alaska	$885	402	(256)
Lower 48	3,088	1,390	(378)
Canada	206	150	(185)
Europe, Middle East and North Africa	5,445	2,543	136
Asia Pacific	480	483	294
Other International	53	(53)	(20)
Corporate and Other	(609)	(282)	(76)
Consolidated income tax provision (benefit)	$9,548	4,633	(485)

Net Income (Loss) Attributable to ConocoPhillips
Alaska	$2,352	1,386	(719)
Lower 48	11,015	4,932	(1,122)
Canada	714	458	(326)
Europe, Middle East and North Africa	2,244	1,167	448
Asia Pacific	2,736	453	962
Other International	(51)	(107)	(64)
Corporate and Other	(330)	(210)	(1,880)
Consolidated net income (loss) attributable to ConocoPhillips	$18,680	8,079	(2,701)

Investments in and Advances to Affiliates
Alaska	$55	58	62
Lower 48	235	242	25
Canada	—	—	—
Europe, Middle East and North Africa	1,049	797	918
Asia Pacific	6,154	5,603	6,705
Other International	—	1	—
Corporate and Other	—	—	—
Consolidated investments in and advances to affiliates	$7,493	6,701	7,710

Total Assets
Alaska	$15,126	14,812	14,623
Lower 48	42,950	41,699	11,932
Canada	6,971	7,439	6,863
Europe, Middle East and North Africa	8,263	9,125	8,756
Asia Pacific	9,511	9,840	11,231
Other International	—	1	226
Corporate and Other	11,008	7,745	8,987
Consolidated total assets	$93,829	90,661	62,618

ConocoPhillips 2022 10-K	132

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	2022	2021	2020
Capital Expenditures and Investments
Alaska	$1,091	982	1,038
Lower 48	5,630	3,129	1,881
Canada	530	203	651
Europe, Middle East and North Africa	998	534	600
Asia Pacific	1,880	390	384
Other International	—	33	121
Corporate and Other	30	53	40
Consolidated capital expenditures and investments	$10,159	5,324	4,715

Interest Income and Expense
Interest income
Alaska	$—	—	—
Lower 48	—	—	—
Canada	—	—	—
Europe, Middle East and North Africa	1	2	5
Asia Pacific	9	9	7
Other International	—	—	—
Corporate and Other	185	22	88
Interest and debt expense
Corporate and Other	$805	884	806

Sales and Other Operating Revenues by Product
Crude oil	$41,492	23,648	9,736
Natural gas	26,941	16,904	6,427
Natural gas liquids	3,650	1,668	528
Other*	6,411	3,608	2,093
Consolidated sales and other operating revenues by product	$78,494	45,828	18,784
*Includes LNG and bitumen.
Geographic Information

	Millions of Dollars
	Sales and Other Operating Revenues(1)			Long-Lived Assets(2)
	2022	2021	2020	2022	2021	2020

United States	$60,899	34,847	13,230	51,200	50,580	24,034
Australia and Timor-Leste	—	—	605	6,158	5,579	6,676
Canada	3,714	2,494	1,261	6,269	6,608	6,385
China	1,135	724	460	1,538	1,476	1,491
Indonesia(3)	159	879	689	—	28	464
Libya	1,582	1,102	155	714	659	670
Malaysia	1,312	975	610	1,107	1,252	1,501
Norway	3,415	2,563	1,426	4,369	4,681	5,294
United Kingdom	6,273	2,236	336	1	1	1
Other foreign countries	5	8	12	1,003	748	1,087
Worldwide consolidated	$78,494	45,828	18,784	72,359	71,612	47,603
(1)Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2)Defined as net PP&E plus equity investments and advances to affiliated companies.
(3)Assets divested in 2022. See Note 3.

133	ConocoPhillips 2022 10-K

Supplementary Data	Table of Contents

Oil and Gas Operations (Unaudited)
In accordance with FASB ASC Topic 932, “Extractive Activities—Oil and Gas,” and regulations of the SEC, we are making certain supplemental disclosures about our oil and gas exploration and production operations.
These disclosures include information about our consolidated oil and gas activities and our proportionate share of our equity affiliates’ oil and gas activities in our operating segments. As a result, amounts reported as equity affiliates in Oil and Gas Operations may differ from those shown in the individual segment disclosures reported elsewhere in this report. Our disclosures by geographic area include the U.S., Canada, Europe, Asia Pacific/Middle East (inclusive of equity affiliates) and Africa.
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
Our proved reserves include estimated quantities related to PSCs, which are reported under the “economic interest” method, as well as variable-royalty regimes, and are subject to fluctuations in commodity prices, recoverable operating expenses and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices. For example, if prices increase, then our applicable reserve quantities would decline. At December 31, 2022, approximately 3 percent of our total proved reserves were under PSCs, located in our Asia Pacific/Middle East geographic reporting area, and 4 percent of our total proved reserves were under a variable-royalty regime, located in our Canada geographic reporting area.
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

ConocoPhillips 2022 10-K	134

Supplementary Data	Table of Contents
We have a company-wide, comprehensive, SEC-compliant internal policy that governs the determination and reporting of proved reserves. This policy is applied by the geoscientists and reservoir engineers in our business units around the world. As part of our internal control process, each business unit’s reserves processes and controls are reviewed annually by an internal team which is headed by the company’s Manager of Reserves Compliance and Reporting. This team, composed of internal reservoir engineers, geoscientists, finance personnel and a senior representative from DeGolyer and MacNaughton (D&M), a third-party petroleum engineering consulting firm, reviews the business units’ reserves for adherence to SEC guidelines and company policy through on-site visits, teleconferences and review of documentation. In addition to providing independent reviews, this internal team also ensures reserves are calculated using consistent and appropriate standards and procedures. This team is independent of business unit line management and is responsible for reporting its findings to senior management. The team is responsible for communicating our reserves policy and procedures and is available for internal peer reviews and consultation on major projects or technical issues throughout the year. All of our proved reserves held by consolidated companies and our share of equity affiliates have been estimated by ConocoPhillips.
During 2022, our processes and controls used to assess over 90 percent of proved reserves as of December 31, 2022, were reviewed by D&M. The purpose of their review was to assess whether the adequacy and effectiveness of our internal processes and controls used to determine estimates of proved reserves are in accordance with SEC regulations. In such review, ConocoPhillips’ technical staff presented D&M with an overview of the reserves data, as well as the methods and assumptions used in estimating reserves. The data presented included pertinent seismic information, geologic maps, well logs, production tests, material balance calculations, reservoir simulation models, well performance data, operating procedures and relevant economic criteria. Management’s intent in retaining D&M to review its processes and controls was to provide objective third-party input on these processes and controls. D&M’s opinion was the general processes and controls employed by ConocoPhillips in estimating its December 31, 2022, proved reserves for the properties reviewed are in accordance with the SEC reserves definitions. D&M’s report is included as Exhibit 99 of this Annual Report on Form 10-K.
The technical person primarily responsible for overseeing the processes and internal controls used in the preparation of the company’s reserves estimates is the Manager of Reserves Compliance and Reporting. This individual holds a master’s degree in petroleum engineering. He is a member of the Society of Petroleum Engineers with over 30 years of oil and gas industry experience and has held positions of increasing responsibility in reservoir engineering, subsurface and asset management in the U.S. and several international field locations.
Engineering estimates of the quantities of proved reserves are inherently imprecise. See the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the sensitivities surrounding these estimates.

135	ConocoPhillips 2022 10-K

Supplementary Data	Table of Contents

Proved Reserves

Years Ended December 31	Crude Oil
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated	Equity Affiliates*	Total
Developed and Undeveloped
End of 2019	1,231	797	2,028	5	198	134	197	2,562	73	2,635
Revisions	(297)	(126)	(423)	(2)	4	(4)	(3)	(428)	—	(428)
Improved recovery	—	—	—	—	—	3	—	3	—	3
Purchases	—	5	5	3	—	—	—	8	—	8
Extensions and discoveries	10	108	118	3	—	—	—	121	—	121
Production	(65)	(77)	(142)	(2)	(28)	(25)	(3)	(200)	(5)	(205)
Sales	—	(14)	(14)	(1)	—	—	—	(15)	—	(15)
End of 2020	879	693	1,572	6	174	108	191	2,051	68	2,119
Revisions	209	(52)	157	2	14	37	6	216	—	216
Improved recovery	1	—	1	—	—	—	—	1	—	1
Purchases	—	691	691	—	—	—	—	691	—	691
Extensions and discoveries	10	289	299	5	2	1	—	307	—	307
Production	(64)	(160)	(224)	(3)	(29)	(24)	(13)	(293)	(5)	(298)
Sales	—	(9)	(9)	—	—	—	—	(9)	—	(9)
End of 2021	1,035	1,452	2,487	10	161	122	184	2,964	63	3,027
Revisions	(31)	24	(7)	—	31	19	(3)	40	—	40
Improved recovery	—	—	—	—	—	3	—	3	—	3
Purchases	—	6	6	—	—	—	42	48	—	48
Extensions and discoveries	15	250	265	—	8	—	—	273	35	308
Production	(64)	(193)	(257)	(2)	(25)	(22)	(13)	(319)	(5)	(324)
Sales	—	(31)	(31)	—	—	(3)	—	(34)	—	(34)
End of 2022	955	1,508	2,463	8	175	119	210	2,975	93	3,068

Years Ended December 31	Crude Oil
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated	Equity Affiliates*	Total
Developed
Consolidated operations
End of 2019	1,048	334	1,382	3	149	94	181	1,809	73	1,882
End of 2020	765	263	1,028	6	129	77	175	1,415	68	1,483
End of 2021	912	916	1,828	4	122	98	171	2,223	63	2,286
End of 2022	867	828	1,695	5	124	102	191	2,117	58	2,175

Undeveloped
Consolidated operations
End of 2019	183	463	646	2	49	40	16	753	—	753
End of 2020	114	430	544	—	45	31	16	636	—	636
End of 2021	123	536	659	6	39	24	13	741	—	741
End of 2022	88	680	768	3	51	17	19	858	35	893

*All Equity Affiliate reserves are located in our Asia Pacific/Middle East Region.

ConocoPhillips 2022 10-K	136

Supplementary Data	Table of Contents
Notable changes in proved crude oil reserves in the three years ended December 31, 2022, included:
•Revisions: In 2022, upward revisions in Lower 48 were due to additional development drilling in the unconventional plays of 81 million barrels and higher prices of 33 million barrels, partially offset by increasing operating costs of 72 million barrels and technical revisions of 18 million barrels. Upward revisions in Europe were primarily due to technical revisions of 23 million barrels and 8 million barrels due to higher prices. Upward revisions of 19 million barrels in our consolidated operations in Asia Pacific/Middle East were primarily due to technical revisions.
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
•Purchases: In 2022, crude oil reserve purchases were primarily in Africa, as a result of the acquisition of additional interest in the Libya Waha Concession.

In 2021, Lower 48 purchases were due to the Concho and Shell Permian acquisitions.
•Extensions and discoveries: In 2022, extensions and discoveries in Lower 48 were primarily within unconventional plays in the Permian Basin. Extensions and discoveries in our equity affiliates were in the Middle East.
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

137	ConocoPhillips 2022 10-K

Supplementary Data	Table of Contents

Years Ended December 31	Natural Gas Liquids
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Total Consolidated	Equity Affiliates*	Total
Developed and Undeveloped
Consolidated operations
End of 2019	100	245	345	2	13	1	361	39	400
Revisions	—	(26)	(26)	—	1	(1)	(26)	—	(26)
Improved recovery	—	—	—	—	—	—	—	—	—
Purchases	—	2	2	2	—	—	4	—	4
Extensions and discoveries	—	41	41	1	—	—	42	—	42
Production	(6)	(27)	(33)	(1)	(2)	—	(36)	(3)	(39)
Sales	—	(5)	(5)	—	—	—	(5)	—	(5)
End of 2020	94	230	324	4	12	—	340	36	376
Revisions	(6)	213	207	—	1	—	208	—	208
Improved recovery	—	—	—	—	—	—	—	—	—
Purchases	—	72	72	—	—	—	72	—	72
Extensions and discoveries	—	82	82	2	—	—	84	—	84
Production	(6)	(50)	(56)	(1)	(2)	—	(59)	(3)	(62)
Sales	—	(1)	(1)	—	—	—	(1)	—	(1)
End of 2021	82	546	628	5	11	—	644	33	677
Revisions	1	208	209	1	3	—	213	—	213
Improved recovery	—	—	—	—	—	—	—	—	—
Purchases	—	3	3	—	—	—	3	—	3
Extensions and discoveries	—	80	80	—	1	—	81	20	101
Production	(5)	(81)	(86)	(1)	(2)	—	(89)	(3)	(92)
Sales	—	(7)	(7)	—	—	—	(7)	—	(7)
End of 2022	78	749	827	5	13	—	845	50	895

Years Ended December 31	Natural Gas Liquids
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Total Consolidated	Equity Affiliates*	Total
Developed
Consolidated operations
End of 2019	100	99	199	1	10	1	211	39	250
End of 2020	94	83	177	4	9	—	190	36	226
End of 2021	82	334	416	3	9	—	428	33	461
End of 2022	78	409	487	3	10	—	500	31	531

Undeveloped
Consolidated operations
End of 2019	—	146	146	1	3	—	150	—	150
End of 2020	—	147	147	—	3	—	150	—	150
End of 2021	—	212	212	2	2	—	216	—	216
End of 2022	—	340	340	2	3	—	345	19	364
*All Equity Affiliate reserves are located in our Asia Pacific/Middle East Region.

ConocoPhillips 2022 10-K	138

Supplementary Data	Table of Contents
Notable changes in proved NGL reserves in the three years ended December 31, 2022, included:
•Revisions: In 2022, upward revisions in Lower 48 were due to additional development drilling in the unconventional plays of 88 million barrels, technical revisions of 75 million barrels, continued conversion of acquired Concho Permian two-stream contracts to a three-stream (crude oil, natural gas and natural gas liquids) basis adding 70 million barrels, and higher prices of 13 million barrels. This was partially offset by increasing operating costs of 38 million barrels.
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
•Purchases: In 2021, Lower 48 purchases were due to the Shell Permian acquisition.
•Extensions and discoveries: In 2022, extensions and discoveries in Lower 48 were primarily within unconventional plays in the Permian Basin. Extensions and discoveries in our equity affiliates were in the Middle East.
In 2021, extensions and discoveries in Lower 48 were due to planned development to add specific well locations from the unconventional plays which more than offset the decreases in the revisions category.
In 2020, extensions and discoveries in Lower 48 were due to planned development to add specific well locations from the unconventional plays, which more than offset the decreases in the revisions category.

139	ConocoPhillips 2022 10-K

Supplementary Data	Table of Contents

Years Ended December 31	Natural Gas
	Billions of Cubic Feet
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated	Equity Affiliates*	Total
Developed and Undeveloped
Consolidated operations
End of 2019	2,688	2,431	5,119	43	896	977	224	7,259	4,421	11,680
Revisions	(607)	(439)	(1,046)	(15)	39	103	2	(917)	(382)	(1,299)
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	74	74	29	—	—	—	103	2	105
Extensions and discoveries	—	304	304	33	2	—	—	339	78	417
Production	(85)	(231)	(316)	(16)	(112)	(171)	(2)	(617)	(395)	(1,012)
Sales	—	(39)	(39)	—	—	(58)	—	(97)	—	(97)
End of 2020	1,996	2,100	4,096	74	825	851	224	6,070	3,724	9,794
Revisions	715	41	756	15	54	60	—	885	247	1,132
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	2,438	2,438	—	—	—	—	2,438	—	2,438
Extensions and discoveries	—	822	822	46	2	—	—	870	116	986
Production	(86)	(473)	(559)	(30)	(113)	(147)	(7)	(856)	(390)	(1,246)
Sales	—	(270)	(270)	—	—	—	—	(270)	—	(270)
End of 2021	2,625	4,658	7,283	105	768	764	217	9,137	3,697	12,834
Revisions	(35)	361	326	8	108	(2)	(14)	426	898	1,324
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	23	23	—	—	—	48	71	479	550
Extensions and discoveries	—	505	505	4	103	—	—	612	1,118	1,730
Production	(88)	(543)	(631)	(23)	(117)	(51)	(10)	(832)	(439)	(1,271)
Sales	—	(262)	(262)	—	—	(385)	—	(647)	—	(647)
End of 2022	2,502	4,742	7,244	94	862	326	241	8,767	5,753	14,520

Years Ended December 31	Natural Gas
	Billions of Cubic Feet
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated	Equity Affiliates*	Total
Developed
Consolidated operations
End of 2019	2,601	1,398	3,999	30	697	843	224	5,793	3,898	9,691
End of 2020	1,961	1,051	3,012	74	598	806	224	4,714	3,293	8,007
End of 2021	2,579	3,100	5,679	52	679	688	217	7,315	3,204	10,519
End of 2022	2,474	2,628	5,102	64	641	322	241	6,370	3,974	10,344

Undeveloped
Consolidated operations
End of 2019	87	1,033	1,120	13	199	134	—	1,466	523	1,989
End of 2020	35	1,049	1,084	—	227	45	—	1,356	431	1,787
End of 2021	46	1,558	1,604	53	89	76	—	1,822	493	2,315
End of 2022	28	2,114	2,142	30	221	4	—	2,397	1,779	4,176
*All Equity Affiliate reserves are located in our Asia Pacific/Middle East Region.

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
Reserve volumes include natural gas to be consumed in operations of 2,416 BCF, 2,748 BCF and 2,286 BCF, as of December 31, 2022, 2021 and 2020, respectively. These volumes are not included in the calculation of our Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities.

Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

ConocoPhillips 2022 10-K	140

Supplementary Data	Table of Contents
Notable changes in proved natural gas reserves in the three years ended December 31, 2022, included:
•Revisions: In 2022, upward revisions in Lower 48 were due to additional development drilling in the unconventional plays of 544 BCF, higher prices of 109 BCF, and technical revisions of 41 BCF. These were partially offset by decreases of 233 BCF due to increasing operating costs, and 100 BCF due to the continued conversion of acquired Concho Permian two-stream contracts to a three-stream (crude oil, natural gas and natural gas liquids) basis. Upward revisions in Canada were driven by higher prices of 26 BCF, partially offset by technical revisions of 18 BCF. In Europe, technical revisions contributed 96 BCF, and higher prices 12 BCF of upward revisions. Downward revisions in Africa were primarily due to technical revisions. In our equity affiliates in Asia Pacific/Middle East, upward revisions were due to higher prices of 423 BCF, changing dynamics and improved prices in the regional LNG spot market of 331 BCF, and technical revisions of 204 BCF, partially offset by downward revisions due to increasing operating costs of 60 BCF.
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
•Purchases: In 2022, purchases in Africa were a result of the acquisition of additional interest in the Libya Waha Concession. In our equity affiliates, purchases were due to the acquisition of additional affiliate interest in Asia Pacific.

In 2021, Lower 48 purchases were due to the Concho and Shell Permian acquisitions.
In 2020, Canada purchases were due to the acquisition of additional Montney acreage.
•Extensions and discoveries: In 2022, extensions and discoveries in Lower 48 were primarily within unconventional plays in the Permian Basin. In Europe, extensions and discoveries were due to additional planned development. Extensions and discoveries in our equity affiliates were primarily in the Middle East.
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
•Sales: In 2022, Lower 48 sales represent the disposition of noncore assets. Sales in our consolidated operations in Asia Pacific/Middle East represent the disposition of our Indonesia assets.
In 2021, Lower 48 sales represent the disposition of noncore assets.
In 2020, Asia Pacific/Middle East sales represent the disposition of the Australia-West assets.

141	ConocoPhillips 2022 10-K

Supplementary Data	Table of Contents

Years Ended December 31	Bitumen
	Millions of Barrels
	Canada	Total Consolidated	Equity Affiliates*	Total
Developed and Undeveloped
Consolidated operations
End of 2019	282	282	—	282
Revisions	(15)	(15)	—	(15)
Improved recovery	—	—	—	—
Purchases	—	—	—	—
Extensions and discoveries	85	85	—	85
Production	(20)	(20)	—	(20)
Sales	—	—	—	—
End of 2020	332	332	—	332
Revisions	(50)	(50)	—	(50)
Improved recovery	—	—	—	—
Purchases	—	—	—	—
Extensions and discoveries	—	—	—	—
Production	(25)	(25)	—	(25)
Sales	—	—	—	—
End of 2021	257	257	—	257
Revisions	(17)	(17)	—	(17)
Improved recovery	—	—	—	—
Purchases	—	—	—	—
Extensions and discoveries	—	—	—	—
Production	(24)	(24)	—	(24)
Sales	—	—	—	—
End of 2022	216	216	—	216

Years Ended December 31	Bitumen
	Millions of Barrels
	Canada	Total Consolidated	Equity Affiliates*	Total
Developed
Consolidated operations
End of 2019	187	187	—	187
End of 2020	117	117	—	117
End of 2021	150	150	—	150
End of 2022	127	127	—	127

Undeveloped
Consolidated operations
End of 2019	95	95	—	95
End of 2020	215	215	—	215
End of 2021	107	107	—	107
End of 2022	89	89	—	89
*All Equity Affiliate reserves are located in our Asia Pacific/Middle East Region.

ConocoPhillips 2022 10-K	142

Supplementary Data	Table of Contents

Notable changes in proved bitumen reserves in the three years ended December 31, 2022, included:
•Revisions: In 2022, the impact of variable royalties on price resulted in downward revisions of 30 million barrels, partially offset by upward revisions primarily due to changes in development timing for specific pad locations from the Surmont development program.
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
•Extensions and discoveries: In 2021, extensions and discoveries in Canada were primarily due to planned development to add specific pad locations from the Surmont development program, which more than offset the decrease in the revisions category.

In 2020, extensions and discoveries in Canada were due to planned development to add specific pad locations from the Surmont development program, which offset the decrease in the revisions category of 31 million barrels.

143	ConocoPhillips 2022 10-K

Supplementary Data	Table of Contents

Years Ended December 31	Total Proved Reserves
	Millions of Barrels of Oil Equivalent
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated	Equity Affiliates*	Total
Developed and Undeveloped
Consolidated operations
End of 2019	1,779	1,447	3,226	296	360	298	234	4,414	848	5,262
Revisions	(398)	(226)	(624)	(20)	12	13	(3)	(622)	(63)	(685)
Improved recovery	—	—	—	—	—	3	—	3	—	3
Purchases	—	19	19	10	—	—	—	29	—	29
Extensions and discoveries	10	200	210	95	—	—	—	305	13	318
Production	(85)	(142)	(227)	(25)	(49)	(55)	(3)	(359)	(73)	(432)
Sales	—	(25)	(25)	(1)	—	(10)	—	(36)	—	(36)
End of 2020	1,306	1,273	2,579	355	323	249	228	3,734	725	4,459
Revisions	322	168	490	(45)	23	47	6	521	42	563
Improved recovery	1	—	1	—	—	—	—	1	—	1
Purchases	—	1,169	1,169	—	—	—	—	1,169	—	1,169
Extensions and discoveries	10	508	518	15	3	1	—	537	19	556
Production	(84)	(289)	(373)	(35)	(50)	(48)	(14)	(520)	(73)	(593)
Sales	—	(54)	(54)	—	—	—	—	(54)	—	(54)
End of 2021	1,555	2,775	4,330	290	299	249	220	5,388	713	6,101
Revisions	(35)	292	257	(15)	52	19	(5)	308	149	457
Improved recovery	—	—	—	—	—	3	—	3	—	3
Purchases	—	13	13	—	—	—	50	63	80	143
Extensions and discoveries	15	414	429	1	26	—	—	456	241	697
Production	(85)	(364)	(449)	(31)	(46)	(31)	(15)	(572)	(81)	(653)
Sales	—	(82)	(82)	—	—	(67)	—	(149)	—	(149)
End of 2022	1,450	3,048	4,498	245	331	173	250	5,497	1,102	6,599

Years Ended December 31	Total Proved Reserves
	Millions of Barrels of Oil Equivalent
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated	Equity Affiliates*	Total
Developed
Consolidated operations
End of 2019	1,582	666	2,248	197	275	236	218	3,174	761	3,935
End of 2020	1,186	521	1,707	140	238	211	212	2,508	653	3,161
End of 2021	1,424	1,767	3,191	166	244	212	207	4,020	631	4,651
End of 2022	1,357	1,676	3,033	147	240	155	231	3,806	751	4,557

Undeveloped
Consolidated operations
End of 2019	197	781	978	99	85	62	16	1,240	87	1,327
End of 2020	120	752	872	215	85	38	16	1,226	72	1,298
End of 2021	131	1,008	1,139	124	55	37	13	1,368	82	1,450
End of 2022	93	1,372	1,465	98	91	18	19	1,691	351	2,042
*All Equity Affiliate reserves are located in our Asia Pacific/Middle East Region.

Natural gas reserves are converted to barrels of oil equivalent (BOE) based on a 6:1 ratio: six MCF of natural gas converts to one BOE.

ConocoPhillips 2022 10-K	144

Supplementary Data	Table of Contents
Proved Undeveloped Reserves
The following table shows changes in total proved undeveloped reserves for 2022:

Proved Undeveloped Reserves
Millions of Barrels of Oil Equivalent
End of 2021	1,450
Revisions	344
Improved recovery	3
Purchases	33
Extensions and discoveries	627
Sales	(24)
Transfers to Proved Developed	(391)
End of 2022	2,042
Revisions were predominantly driven by changes in development plans in Lower 48.

Extensions and discoveries were largely driven by the addition of 344 MMBOE in Lower 48 for the continued development of unconventional plays. Equity affiliates, primarily in the Middle East, contributed 241 MMBOE. The remaining extensions and discoveries were driven by the continued development planned in the other geographic regions.

Transfers to proved developed reserves were driven by the ongoing development of our assets. Approximately 82 percent of the transfers were from the development of our Lower 48 unconventional plays. The remainder of transfers were from development across the other geographic regions.

At December 31, 2022, our PUDs represented 31 percent of total proved reserves, compared with 24 percent at December 31, 2021. Costs incurred for the year ended December 31, 2022, relating to the development of PUDs were $5.7 billion. A portion of our costs incurred each year relates to development projects where the PUDs will be converted to proved developed reserves in future years.

At the end of 2022, approximately 93 percent of total PUDs were under development or scheduled for development within five years of initial disclosure, including all of our Lower 48 PUDs. The remaining PUDs are in major development areas which are currently producing and predominantly within our Canada and Asia Pacific/Middle East geographic areas.

Results of Operations
The company’s results of operations from oil and gas activities for the years 2022, 2021 and 2020 are shown in the following tables. Non-oil and gas activities, such as pipeline and marine operations, LNG operations, crude oil and gas marketing activities, and the profit element of transportation operations in which we have an ownership interest are excluded. Additional information about selected line items within the results of operations tables is shown below:
•Sales include sales to unaffiliated entities attributable primarily to the company’s net working interests and royalty interests. Sales are net of fees to transport our produced hydrocarbons beyond the production function to a final delivery point using transportation operations which are not consolidated.
•Transportation costs reflect fees to transport our produced hydrocarbons beyond the production function to a final delivery point using transportation operations which are consolidated.
•Other revenues include gains and losses from asset sales, certain amounts resulting from the purchase and sale of hydrocarbons, and other miscellaneous income.
•Production costs include costs incurred to operate and maintain wells, related equipment and facilities used in the production of petroleum liquids and natural gas.
•Taxes other than income taxes include production, property and other non-income taxes.
•Depreciation of support equipment is reclassified as applicable.
•Other related expenses include inventory fluctuations, foreign currency transaction gains and losses and other miscellaneous expenses.

145	ConocoPhillips 2022 10-K

Supplementary Data	Table of Contents
Results of Operations

Year Ended December 31,2022	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
Consolidated operations
Sales	$7,210	24,309	31,519	1,622	6,594	2,602	1,339	—	43,676
Transfers	6	—	6	—	—	—	—	—	6
Transportation costs	(647)	—	(647)	—	—	—	—	—	(647)
Other revenues	(1)	115	114	338	1	536	184	10	1,183
Total revenues	6,568	24,424	30,992	1,960	6,595	3,138	1,523	10	44,218
Production costs excluding taxes	1,160	3,600	4,760	581	511	342	55	—	6,249
Taxes other than income taxes	1,265	1,687	2,952	21	36	243	2	—	3,254
Exploration expenses	34	189	223	149	122	49	19	2	564
Depreciation, depletion and amortization	833	4,843	5,676	354	693	517	36	—	7,276
Impairments	2	(11)	(9)	(2)	(1)	—	—	—	(12)
Other related expenses	(19)	4	(15)	(41)	(178)	40	5	6	(183)
Accretion	78	55	133	11	62	25	—	—	231
	3,215	14,057	17,272	887	5,350	1,922	1,406	2	26,839
Income tax provision (benefit)	866	3,113	3,979	198	4,057	512	1,301	53	10,100
Results of operations	$2,349	10,944	13,293	689	1,293	1,410	105	(51)	16,739
Equity affiliates
Sales	$—	—	—	—	—	1,000	—	—	1,000
Transfers	—	—	—	—	—	4,272	—	—	4,272
Transportation costs	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	41	—	—	41
Total revenues	—	—	—	—	—	5,313	—	—	5,313
Production costs excluding taxes	—	—	—	—	—	491	—	—	491
Taxes other than income taxes	—	—	—	—	—	1,536	—	—	1,536
Exploration expenses	—	—	—	—	—	—	—	—	—
Depreciation, depletion and amortization	—	—	—	—	—	530			530
Impairments	—	—	—	—	—	—	—	—	—
Other related expenses	—	—	—	—	—	(2)	—	—	(2)
Accretion	—	—	—	—	—	27	—	—	27
	—	—	—	—	—	2,731	—	—	2,731
Income tax provision (benefit)	—	—	—	—	—	836	—	—	836
Results of operations	$—	—	—	—	—	1,895	—	—	1,895

ConocoPhillips 2022 10-K	146

Supplementary Data	Table of Contents

Year Ended December 31,2021	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
Consolidated operations
Sales	$4,832	14,093	18,925	1,219	3,568	2,525	917	—	27,154
Transfers	4	—	4	—	—	—	—	—	4
Transportation costs	(626)	—	(626)	—	—	—	—	—	(626)
Other revenues	14	135	149	323	(5)	237	141	(161)	684
Total revenues	4,224	14,228	18,452	1,542	3,563	2,762	1,058	(161)	27,216
Production costs excluding taxes	1,073	2,414	3,487	518	487	466	43	—	5,001
Taxes other than income taxes	442	937	1,379	23	36	91	1	1	1,531
Exploration expenses	80	98	178	39	21	51	2	15	306
Depreciation, depletion and amortization	864	4,053	4,917	383	844	787	35	—	6,966
Impairments	5	(8)	(3)	6	(24)	7	—	—	(14)
Other related expenses	(31)	12	(19)	(22)	(42)	4	4	12	(63)
Accretion	71	47	118	10	70	26	—	—	224
	1,720	6,675	8,395	585	2,171	1,330	973	(189)	13,265
Income tax provision (benefit)	378	1,467	1,845	145	1,673	494	870	(53)	4,974
Results of operations	$1,342	5,208	6,550	440	498	836	103	(136)	8,291
Equity affiliates
Sales	$—	—	—	—	—	745	—	—	745
Transfers	—	—	—	—	—	1,797	—	—	1,797
Transportation costs	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	5	—	—	5
Total revenues	—	—	—	—	—	2,547	—	—	2,547
Production costs excluding taxes	—	—	—	—	—	329	—	—	329
Taxes other than income taxes	—	—	—	—	—	824	—	—	824
Exploration expenses	—	—	—	—	—	268	—	—	268
Depreciation, depletion and amortization	—	—	—	—	—	593			593
Impairments	—	—	—	—	—	718	—	—	718
Other related expenses	—	—	—	—	—	3	—	—	3
Accretion	—	—	—	—	—	17	—	—	17
	—	—	—	—	—	(205)	—	—	(205)
Income tax provision (benefit)	—	—	—	—	—	(42)	—	—	(42)
Results of operations	$—	—	—	—	—	(163)	—	—	(163)

147	ConocoPhillips 2022 10-K

Supplementary Data	Table of Contents

Year Ended December 31,2020	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
Consolidated operations
Sales	$2,944	3,421	6,365	230	1,560	1,717	129	—	10,001
Transfers	4	—	4	—	—	191	—	—	195
Transportation costs	(587)	—	(587)	—	—	(19)	—	—	(606)
Other revenues	(1)	(20)	(21)	40	(21)	576	11	10	595
Total revenues	2,360	3,401	5,761	270	1,539	2,465	140	10	10,185
Production costs excluding taxes	1,058	1,399	2,457	366	417	478	21	2	3,741
Taxes other than income taxes	296	263	559	16	30	42	3	1	651
Exploration expenses	1,099	73	1,172	40	52	71	13	108	1,456
Depreciation, depletion and amortization	840	2,544	3,384	335	755	808	8	—	5,290
Impairments	—	804	804	3	5	—	—	—	812
Other related expenses	46	5	51	5	(58)	(25)	(29)	2	(54)
Accretion	72	46	118	8	73	33	—	—	232
	(1,051)	(1,733)	(2,784)	(503)	265	1,058	124	(103)	(1,943)
Income tax provision (benefit)	(271)	(430)	(701)	(191)	116	277	88	(20)	(431)
Results of operations	$(780)	(1,303)	(2,083)	(312)	149	781	36	(83)	(1,512)
Equity affiliates
Sales	$—	—	—	—	—	483	—	—	483
Transfers	—	—	—	—	—	1,205	—	—	1,205
Transportation costs	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	8	—	—	8
Total revenues	—	—	—	—	—	1,696	—	—	1,696
Production costs excluding taxes	—	—	—	—	—	289	—	—	289
Taxes other than income taxes	—	—	—	—	—	502	—	—	502
Exploration expenses	—	—	—	—	—	20	—	—	20
Depreciation, depletion and amortization	—	—	—	—	—	569			569
Impairments	—	—	—	—	—	—	—	—	—
Other related expenses	—	—	—	—	—	(2)	—	—	(2)
Accretion	—	—	—	—	—	15	—	—	15
	—	—	—	—	—	303	—	—	303
Income tax provision (benefit)	—	—	—	—	—	39	—	—	39
Results of operations	$—	—	—	—	—	264	—	—	264

ConocoPhillips 2022 10-K	148

Supplementary Data	Table of Contents
Statistics

Net Production	2022	2021	2020
	Thousands of Barrels Daily
Crude Oil
Consolidated operations
Alaska	177	178	181
Lower 48	534	447	213
United States	711	625	394
Canada	6	8	6
Europe	71	81	78
Asia Pacific	61	65	69
Africa	36	37	8
Total consolidated operations	885	816	555
Equity affiliates—Asia Pacific/Middle East	13	13	13
Total company	898	829	568
Delaware Basin Area (Lower 48)*	258	162	28
Greater Prudhoe Area (Alaska)*	67	67	68

Natural Gas Liquids
Consolidated operations
Alaska	17	16	16
Lower 48	221	110	74
United States	238	126	90
Canada	3	4	2
Europe	3	4	4
Asia Pacific	—	—	1
Total consolidated operations	244	134	97
Equity affiliates—Asia Pacific/Middle East	8	8	8
Total company	252	142	105
Delaware Basin Area (Lower 48)*	114	27	11
Greater Prudhoe Area (Alaska)*	17	16	15

Bitumen
Consolidated operations—Canada	66	69	55
Total company	66	69	55

Natural Gas	Millions of Cubic Feet Daily
Consolidated operations
Alaska	34	16	10
Lower 48	1,402	1,340	585
United States	1,436	1,356	595
Canada	61	80	40
Europe	306	298	270
Asia Pacific	114	360	429
Africa	22	15	5
Total consolidated operations	1,939	2,109	1,339
Equity affiliates—Asia Pacific/Middle East	1,191	1,053	1,055
Total company	3,130	3,162	2,394
Delaware Basin Area (Lower 48)*	752	584	99
Greater Prudhoe Area (Alaska)*	32	12	4
*At year-end 2022 and 2021, the Delaware Basin Area in Lower 48 contained more than 15 percent of our total proved reserves. At year-end 2021 and 2020, the Greater Prudhoe Area in Alaska contained more than 15 percent of our total proved reserves.

149	ConocoPhillips 2022 10-K

Supplementary Data	Table of Contents

Average Sales Prices	2022	2021	2020

Crude Oil Per Barrel
Consolidated operations
Alaska*	$92.58	60.81	33.72
Lower 48	94.46	66.12	35.17
United States	93.96	64.53	34.48
Canada	79.94	56.38	23.57
Europe	99.88	68.94	42.80
Asia Pacific	105.52	70.36	42.84
Africa	97.85	69.06	48.64
Total international	100.75	68.85	42.39
Total consolidated operations	95.27	65.53	36.69
Equity affiliates—Asia Pacific/Middle East	97.31	69.45	39.02
Total operations	95.30	65.59	36.75

Natural Gas Liquids Per Barrel
Consolidated operations
Lower 48	$35.36	30.63	12.13
United States	35.36	30.63	12.13
Canada	37.70	31.18	5.41
Europe	54.52	43.97	23.27
Asia Pacific	—	—	33.21
Total international	46.16	37.50	20.25
Total consolidated operations	35.67	31.04	12.90
Equity affiliates—Asia Pacific/Middle East	61.22	54.16	32.69
Total operations	36.50	32.45	14.61

Bitumen Per Barrel
Consolidated operations—Canada	$55.56	37.52	8.02 **

Natural Gas Per Thousand Cubic Feet
Consolidated operations
Alaska	$3.64	2.81	2.91
Lower 48	5.92	4.38	1.65
United States	5.92	4.38	1.66
Canada	3.62	2.54	1.21
Europe	35.33	13.75	3.23
Asia Pacific*	5.84	6.56	5.27
Africa	6.59	3.73	3.71
Total international	23.54	8.91	4.31
Total consolidated operations	10.56	6.00	3.13
Equity affiliates—Asia Pacific/Middle East	9.39	5.31	3.71
Total operations	10.60	5.77	3.38
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
**Average sales prices include unutilized transportation costs.

ConocoPhillips 2022 10-K	150

Supplementary Data	Table of Contents

	2022	2021	2020
Average Production Costs Per Barrel of Oil Equivalent*
Consolidated operations
Alaska	$15.89	14.92	14.60
Lower 48	9.97	8.48	9.93
United States	10.97	9.78	11.51
Canada	18.73	15.10	14.29
Europe	11.20	9.88	8.97
Asia Pacific	11.71	10.21	9.26
Africa	3.77	2.95	6.38
Total international	12.36	10.53	10.11
Total consolidated operations	11.27	9.99	10.99
Equity affiliates—Asia Pacific/Middle East	6.14	4.60	4.01

Average Production Costs Per Barrel—Bitumen
Consolidated operations—Canada	$17.62	13.41	12.45

Taxes Other Than Income Taxes Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$17.33	6.15	4.08
Lower 48	4.67	3.29	1.87
United States	6.80	3.87	2.62
Canada	0.68	0.67	0.62
Europe	0.79	0.73	0.65
Asia Pacific	8.32	1.99	0.81
Africa	0.14	0.07	0.91
Total international	2.51	1.06	0.72
Total consolidated operations	5.87	3.06	1.91
Equity affiliates—Asia Pacific/Middle East	19.22	11.52	6.96

Depreciation, Depletion and Amortization Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$11.41	12.02	11.59
Lower 48	13.42	14.24	18.05
United States	13.08	13.79	15.86
Canada	11.41	11.16	13.08
Europe	15.19	17.13	16.24
Asia Pacific	17.71	17.25	15.66
Africa	2.47	2.40	2.43
Total international	13.28	14.25	15.01
Total consolidated operations	13.12	13.92	15.54
Equity affiliates—Asia Pacific/Middle East	6.63	8.29	7.89
*Includes bitumen.

151	ConocoPhillips 2022 10-K

Supplementary Data	Table of Contents
Development and Exploration Activities
The following two tables summarize our net interest in productive and dry exploratory and development wells in the years ended December 31, 2022, 2021 and 2020. A “development well” is a well drilled within the proved area of a reservoir to the depth of a stratigraphic horizon known to be productive. An “exploratory well” is a well drilled to find and produce crude oil or natural gas in an unknown field or a new reservoir within a proven field. Exploratory wells also include wells drilled in areas near or offsetting current production, or in areas where well density or production history have not achieved statistical certainty of results. Excluded from the exploratory well count are stratigraphic-type exploratory wells, primarily relating to oil sands delineation wells located in Canada and CBM test wells located in Asia Pacific/Middle East.

Net Wells Completed
	Productive			Dry
	2022	2021	2020	2022	2021	2020
Exploratory
Consolidated operations
Alaska	—	—	—	—	1	3
Lower 48	118	87	3	—	—	—
United States	118	87	3	—	1	3
Canada	6	12	23	—	—	—
Europe	—	—	—	2	—	*
Asia Pacific/Middle East	—	*	*	1	*	*
Africa	—	—	—	3	—	*
Other areas	—	—	—	—	—	*
Total consolidated operations	124	99	26	6	1	3
Equity affiliates
Asia Pacific/Middle East	*	3	8	—	—	—
Total equity affiliates	*	3	8	—	—	—

Development
Consolidated operations
Alaska	11	1	7	—	—	—
Lower 48	388	339	127	—	—	—
United States	399	340	134	—	—	—
Canada	11	2	—	—	—	—
Europe	3	7	7	—	—	—
Asia Pacific/Middle East	22	21	16	—	—	—
Africa	2	1	2	—	—	—
Other areas	—	—	—	—	—	—
Total consolidated operations	437	371	159	—	—	—
Equity affiliates
Asia Pacific/Middle East	28	30	109	—	—	—
Total equity affiliates	28	30	109	—	—	—
*Our total proportionate interest was less than one.

ConocoPhillips 2022 10-K	152

Supplementary Data	Table of Contents
The table below represents the status of our wells drilling at December 31, 2022, and includes wells in the process of drilling or in active completion. It also represents gross and net productive wells, including producing wells and wells capable of production at December 31, 2022.
Wells at December 31, 2022

			Productive
	In Progress		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
Consolidated operations
Alaska	2	1	1,591	929	—	—
Lower 48	615	300	13,512	6,382	3,716	1,767
United States	617	301	15,103	7,311	3,716	1,767
Canada	42	30	192	96	147	147
Europe	22	5	487	84	58	2
Asia Pacific/Middle East	4	2	398	188	6	2
Africa	8	2	869	177	10	2
Other areas	—	—	—	—	—	—
Total consolidated operations	693	340	17,049	7,856	3,937	1,920
Equity affiliates
Asia Pacific/Middle East	279	39	—	—	4,989	1,505
Total equity affiliates	279	39	—	—	4,989	1,505

Acreage at December 31, 2022

	Thousands of Acres
	Developed		Undeveloped
	Gross	Net	Gross	Net
Consolidated operations
Alaska	715	531	1,261	1,246
Lower 48	3,654	2,277	10,279	8,064
United States	4,369	2,808	11,540	9,310
Canada	289	219	3,429	1,944
Europe	430	50	1,195	470
Asia Pacific/Middle East	422	152	10,451	6,930
Africa	358	73	12,545	2,561
Other areas	—	—	156	125
Total consolidated operations	5,868	3,302	39,316	21,340
Equity affiliates
Asia Pacific/Middle East	1,045	314	3,943	1,066
Total equity affiliates	1,045	314	3,943	1,066

153	ConocoPhillips 2022 10-K

Supplementary Data	Table of Contents
Costs Incurred

Year Ended December 31	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
2022
Consolidated operations
Unproved property acquisition	$—	255	255	—	—	—	—	—	255
Proved property acquisition	—	249	249	—	—	—	104	—	353
	—	504	504	—	—	—	104	—	608
Exploration	61	1,278	1,339	99	121	59	3	2	1,623
Development	1,316	4,559	5,875	475	711	425	4	—	7,490
	$1,377	6,341	7,718	574	832	484	111	2	9,721

Equity affiliates
Unproved property acquisition	$—	—	—	—	—	—	—	—	—
Proved property acquisition	—	—	—	—	—	881	—	—	881
	—	—	—	—	—	881	—	—	881
Exploration	—	—	—	—	—	25	—	—	25
Development	—	—	—	—	—	244	—	—	244
	$—	—	—	—	—	1,150	—	—	1,150

2021
Consolidated operations
Unproved property acquisition	$1	11,261	11,262	4	—	—	—	—	11,266
Proved property acquisition	—	16,101	16,101	1	—	—	—	—	16,102
	1	27,362	27,363	5	—	—	—	—	27,368
Exploration	84	765	849	80	31	51	2	40	1,053
Development	949	2,461	3,410	175	398	433	24	—	4,440
	$1,034	30,588	31,622	260	429	484	26	40	32,861

Equity affiliates
Unproved property acquisition	$—	—	—	—	—	—	—	—	—
Proved property acquisition	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Exploration	—	—	—	—	—	5	—	—	5
Development	—	—	—	—	—	21	—	—	21
	$—	—	—	—	—	26	—	—	26

2020
Consolidated operations
Unproved property acquisition	$4	10	14	378	—	3	—	9	404
Proved property acquisition	—	62	62	129	—	—	—	—	191
	4	72	76	507	—	3	—	9	595
Exploration	287	116	403	218	110	32	4	38	805
Development	745	1,758	2,503	102	451	427	18	—	3,501
	$1,036	1,946	2,982	827	561	462	22	47	4,901

Equity affiliates
Unproved property acquisition	$—	—	—	—	—	—	—	—	—
Proved property acquisition	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Exploration	—	—	—	—	—	12	—	—	12
Development	—	—	—	—	—	282	—	—	282
	$—	—	—	—	—	294	—	—	294

ConocoPhillips 2022 10-K	154

Supplementary Data	Table of Contents
Capitalized Costs

At December 31	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
2022
Consolidated operations
Proved property	$24,041	62,756	86,797	7,487	13,716	10,534	1,075	—	119,609
Unproved property	589	5,145	5,734	1,291	100	93	98	9	7,325
	24,630	67,901	92,531	8,778	13,816	10,627	1,173	9	126,934
Accumulated depreciation, depletion and amortization	11,906	31,455	43,361	2,927	9,774	7,970	458	9	64,499
	$12,724	36,446	49,170	5,851	4,042	2,657	715	—	62,435

Equity affiliates
Proved property	$—	—	—	—	—	10,823	—	—	10,823
Unproved property	—	—	—	—	—	2,162	—	—	2,162
	—	—	—	—	—	12,985	—	—	12,985
Accumulated depreciation, depletion and amortization	—	—	—	—	—	8,400	—	—	8,400
	$—	—	—	—	—	4,585	—	—	4,585

2021
Consolidated operations
Proved property	$22,750	58,561	81,311	7,380	14,514	12,226	966	—	116,397
Unproved property	1,402	7,704	9,106	1,517	155	92	114	9	10,993
	24,152	66,265	90,417	8,897	14,669	12,318	1,080	9	127,390
Accumulated depreciation, depletion and amortization	11,945	29,975	41,920	2,749	10,166	9,240	422	9	64,506
	$12,207	36,290	48,497	6,148	4,503	3,078	658	—	62,884

Equity affiliates
Proved property	$—	—	—	—	—	10,357	—	—	10,357
Unproved property	—	—	—	—	—	2,162	—	—	2,162
	—	—	—	—	—	12,519	—	—	12,519
Accumulated depreciation, depletion and amortization	—	—	—	—	—	8,539	—	—	8,539
	$—	—	—	—	—	3,980	—	—	3,980

155	ConocoPhillips 2022 10-K

Supplementary Data	Table of Contents
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
Discounted Future Net Cash Flows

	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total
2022
Consolidated operations
Future cash inflows	$94,332	195,605	289,937	13,768	44,942	13,458	27,067	389,172
Less:
Future production costs	47,979	63,987	111,966	5,722	7,559	5,582	1,085	131,914
Future development costs	8,501	21,379	29,880	960	4,378	1,159	531	36,908
Future income tax provisions	8,882	23,136	32,018	863	25,416	1,780	23,615	83,692
Future net cash flows	28,970	87,103	116,073	6,223	7,589	4,937	1,836	136,658
10 percent annual discount	13,733	31,191	44,924	1,936	1,827	1,505	746	50,938
Discounted future net cash flows	$15,237	55,912	71,149	4,287	5,762	3,432	1,090	85,720

Equity affiliates
Future cash inflows	$—	—	—	—	—	87,644	—	87,644
Less:			—
Future production costs	—	—	—	—	—	51,912	—	51,912
Future development costs	—	—	—	—	—	2,685	—	2,685
Future income tax provisions	—	—	—	—	—	8,988	—	8,988
Future net cash flows	—	—	—	—	—	24,059	—	24,059
10 percent annual discount	—	—	—	—	—	10,787	—	10,787
Discounted future net cash flows	$—	—	—	—	—	13,272	—	13,272

Total company
Discounted future net cash flows	$15,237	55,912	71,149	4,287	5,762	16,704	1,090	98,992

ConocoPhillips 2022 10-K	156

Supplementary Data	Table of Contents

	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total
2021
Consolidated operations
Future cash inflows	$65,910	125,197	191,107	10,847	21,670	11,583	15,778	250,985
Less:
Future production costs	34,444	43,034	77,478	4,960	6,090	4,987	801	94,316
Future development costs	8,033	13,386	21,419	923	3,960	1,314	413	28,029
Future income tax provisions	5,310	13,167	18,477	117	8,345	1,542	13,506	41,987
Future net cash flows	18,123	55,610	73,733	4,847	3,275	3,740	1,058	86,653
10 percent annual discount	7,963	22,290	30,253	1,639	696	930	440	33,958
Discounted future net cash flows	$10,160	33,320	43,480	3,208	2,579	2,810	618	52,695

Equity affiliates
Future cash inflows	$—	—	—	—	—	27,851	—	27,851
Less:			—
Future production costs	—	—	—	—	—	15,491	—	15,491
Future development costs	—	—	—	—	—	1,649	—	1,649
Future income tax provisions	—	—	—	—	—	3,071	—	3,071
Future net cash flows	—	—	—	—	—	7,640	—	7,640
10 percent annual discount	—	—	—	—	—	2,640	—	2,640
Discounted future net cash flows	$—	—	—	—	—	5,000	—	5,000

Total company
Discounted future net cash flows	$10,160	33,320	43,480	3,208	2,579	7,810	618	57,695

157	ConocoPhillips 2022 10-K

Supplementary Data	Table of Contents

	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total
2020
Consolidated operations
Future cash inflows	$30,145	31,533	61,678	4,198	9,857	7,940	9,997	93,670
Less:
Future production costs	22,905	17,582	40,487	4,316	4,770	3,838	1,277	54,688
Future development costs	7,932	12,799	20,731	750	3,688	1,289	461	26,919
Future income tax provisions	—	376	376	—	267	1,075	7,571	9,289
Future net cash flows	(692)	776	84	(868)	1,132	1,738	688	2,774
10 percent annual discount	(1,501)	(820)	(2,321)	(396)	117	406	294	(1,900)
Discounted future net cash flows	$809	1,596	2,405	(472)	1,015	1,332	394	4,674

Equity affiliates
Future cash inflows	$—	—	—	—	—	17,284	—	17,284
Less:
Future production costs	—	—	—	—	—	10,239	—	10,239
Future development costs	—	—	—	—	—	1,186	—	1,186
Future income tax provisions	—	—	—	—	—	1,728	—	1,728
Future net cash flows	—	—	—	—	—	4,131	—	4,131
10 percent annual discount	—	—	—	—	—	1,269	—	1,269
Discounted future net cash flows	$—	—	—	—	—	2,862	—	2,862

Total company
Discounted future net cash flows	$809	$1,596	$2,405	$(472)	$1,015	$4,194	$394	$7,536
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

ConocoPhillips 2022 10-K	158

Supplementary Data	Table of Contents
Sources of Change in Discounted Future Net Cash Flows

	Millions of Dollars
	Consolidated Operations			Equity Affiliates			Total Company
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discounted future net cash flows at the beginning of the year	$52,695	$4,674	27,372	$5,000	2,862	7,170	$57,695	7,536	34,542
Changes during the year
Revenues less production costs for the year	(33,532)	(20,000)	(5,198)	(3,245)	(1,389)	(897)	(36,777)	(21,389)	(6,095)
Net change in prices, and production costs	61,902	50,956	(34,307)	8,184	3,822	(4,769)	70,086	54,778	(39,076)
Extensions, discoveries and improved recovery, less estimated future costs	7,882	10,420	887	1,472	(44)	22	9,354	10,376	909
Development costs for the year	6,687	4,396	3,593	272	91	192	6,959	4,487	3,785
Changes in estimated future development costs	(4,088)	(33)	754	189	(104)	(205)	(3,899)	(137)	549
Purchases of reserves in place, less estimated future costs	3,353	17,833	1	1,282	—	(3)	4,635	17,833	(2)
Sales of reserves in place, less estimated future costs	(3,847)	(468)	(302)	—	—	—	(3,847)	(468)	(302)
Revisions of previous quantity estimates	13,080	2,985	(2,299)	2,193	178	(42)	15,273	3,163	(2,341)
Accretion of discount	7,021	964	3,984	616	344	804	7,637	1,308	4,788
Net change in income taxes	(25,433)	(19,032)	10,189	(2,691)	(760)	590	(28,124)	(19,792)	10,779
Total changes	33,025	48,021	(22,698)	8,272	2,138	(4,308)	41,297	50,159	(27,006)
Discounted future net cash flows at year end	$85,720	$52,695	4,674	$13,272	5,000	2,862	$98,992	57,695	7,536
•The net change in prices and production costs is the beginning-of-year reserve-production forecast multiplied by the net annual change in the per-unit sales price and production cost, discounted at 10 percent.

•Purchases and sales of reserves in place, along with extensions, discoveries and improved recovery, are calculated using production forecasts of the applicable reserve quantities for the year multiplied by the 12-month average sales prices, less future estimated costs, discounted at 10 percent.

•Revisions of previous quantity estimates are calculated using production forecast changes for the year, including changes in the timing of production, multiplied by the 12-month average sales prices, less future estimated costs, discounted at 10 percent.

•The accretion of discount is 10 percent of the prior year’s discounted future cash inflows, less future production and development costs.

•The net change in income taxes is the annual change in the discounted future income tax provisions.

159	ConocoPhillips 2022 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2022, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively as of December 31, 2022.
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
This report is included in Item 8 on page 69 and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
This report is included in Item 8 on page 70 and is incorporated herein by reference.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

ConocoPhillips 2022 10-K	160

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers appears in Part I of this report on page 28.
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
All other information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2023, and is incorporated herein by reference.*
Item 11. Executive Compensation
Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2023, and is incorporated herein by reference.*
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2023, and is incorporated herein by reference.*
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2023, and is incorporated herein by reference.*
Item 14. Principal Accounting Fees and Services
Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2023, and is incorporated herein by reference.*
_________________________
*    Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2023 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

161	ConocoPhillips 2022 10-K

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)1.    Financial Statements and Supplementary Data
The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 68, are filed as part of this annual report.
2.    Financial Statement Schedules
All financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.
3.    Exhibits
The exhibits listed in the Index to Exhibits, which appears on pages 163 through 167, are filed as part of this annual report.

ConocoPhillips 2022 10-K	162

ConocoPhillips

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Description	Exhibit	Form	File No.
2.1	Separation and Distribution Agreement Between ConocoPhillips and Phillips 66, dated April 26, 2012.	2.1	8-K	001-32395

2.2†‡	Purchase and Sale Agreement, dated March 29, 2017, by and among ConocoPhillips Company, ConocoPhillips Canada Resources Corp., ConocoPhillips Canada Energy Partnership, ConocoPhillips Western Canada Partnership, ConocoPhillips Canada (BRC) Partnership, ConocoPhillips Canada E&P ULC, and Cenovus Energy Inc.	2.1	10-Q	001-32395

2.3†‡	Asset Purchase and Sale Agreement Amending Agreement, dated as of May 16, 2017, by and among ConocoPhillips Company, ConocoPhillips Canada Resources Corp., ConocoPhillips Canada Energy Partnership, ConocoPhillips Western Canada Partnership, ConocoPhillips Canada (BRC) Partnership, ConocoPhillips Canada E&P ULC, and Cenovus Energy Inc.	2.2	8-K	001-32395

2.4	Agreement and Plan of Merger, dated as of October 18, 2020, among ConocoPhillips, Falcon Merger Sub Corp. and Concho Resources Inc.	2.1	8-K	001-32395

3.1	Amended and Restated Certificate of Incorporation.	3.1	10-Q	001-32395

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ConocoPhillips.	3.2	8-K	000-49987

3.3	Amended and Restated By-Laws of ConocoPhillips, as amended and restated as of October 9, 2015.	3.1	8-K	001-32395

3.4	Restated Certificate of Incorporation of ConocoPhillips Company, dated February 6, 2019.	3.4	10-K	001-32395

	ConocoPhillips and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10 percent of the total assets of ConocoPhillips and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, ConocoPhillips agrees to furnish a copy of such instruments to the SEC upon request.

4.1	Description of Securities of the Registrant.	4.1	10-K	001-32395

10.1	Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	10.1	8-K	001-32395

10.2	Intellectual Property Assignment and License Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	10.2	8-K	001-32395

10.3	Tax Sharing Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	10.3	8-K	001-32395

10.4	Employee Matters Agreement between ConocoPhillips and Phillips 66, dated April 12, 2012.	10.4	8-K	001-32395

10.5.1	Rabbi Trust Agreement dated December 17, 1999.	10.11	10-K	001-14521

10.5.2	Amendment to Rabbi Trust Agreement dated February 25, 2002.	10.39.1	10-K	000-49987

10.6.1	Phillips Petroleum Company Grantor Trust Agreement, dated June 1, 1998.	10.17.3	10-K	001-32395

10.6.2	First Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated May 3, 1999.	10.17.4	10-K	001-32395

163	ConocoPhillips 2022 10-K

10.6.3	Second Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated January 15, 2002.	10.17.5	10-K	001-32395

10.6.4	Third Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated October 5, 2006.	10.17.6	10-K	001-32395

10.6.5	Fourth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust Agreement, dated May 1, 2012.	10.17.7	10-K	001-32395

10.6.6	Fifth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust Agreement, dated May 20, 2015.	10.17.8	10-K	001-32395

10.7.1	Successor Trustee Agreement of the Deferred Compensation Trust Agreement for Non-Employee Directors of ConocoPhillips dated July 31, 2020.	10.1	10-Q	001-32395

10.7.2	First Amendment to the Successor Trust Agreement of the Deferred Compensation Trust Agreement for Non-Employee Directors of ConocoPhillips, dated August 4, 2020.	10.2	10-Q	001-32395

10.8	1986 Stock Plan of Phillips Petroleum Company.	10.11	10-K	004-49987

10.9	1990 Stock Plan of Phillips Petroleum Company.	10.12	10-K	004-49987

10.10	Omnibus Securities Plan of Phillips Petroleum Company.	10.19	10-K	004-49987

10.11	2002 Omnibus Securities Plan of Phillips Petroleum Company.	10.26	10-K	000-49987

10.12.1	2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	Schedule 14A	Proxy	000-49987

10.12.2	Form of Performance Share Unit Award Agreement under the Performance Share Program under the 2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	10.27	10-K	001-32395

10.13	Omnibus Amendments to certain ConocoPhillips employee benefit plans, adopted December 7, 2007.	10.30	10-K	001-32395

10.14	2009 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	Schedule 14A	Proxy	001-32395

10.15.1	2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	Schedule 14A	Proxy	001-32395

10.15.2	Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, effective February 9, 2012.	10	10-Q	001-32395

10.15.3	Form of Performance Share Unit Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013.	10.26.6	10-K	001-32395

10.15.4	Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013.	10.26.9	10-K	001-32395

10.15.5	Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014.	10.1	10-Q	001-32395

10.15.6	Form of Performance Period IX Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014.	10.3	10-Q	001-32395

10.15.7	Form of Performance Period X Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014.	10.5	10-Q	001-32395

ConocoPhillips 2022 10-K	164

10.15.8	Form of Inducement Grant Award Agreement under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated March 31, 2014.	10.11	10-Q	001-32395

10.16.1	2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	10.1	8-K	001-32395

10.16.2	Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016.	10.26.12	10-K	001-32395

10.16.3	Form of Performance Share Unit Award Terms and Conditions for Performance Period 18, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2018.	10.26.24	10-K	001-32395

10.16.4	Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Stock Option Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 14, 2017.	10.1	10-Q	001-32395

10.16.5	Form of Key Employee Award Terms and Conditions as part of the ConocoPhillips Restricted Stock Unit Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 14, 2019.	10.27.16	10-K	001-32395

10.16.6	Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Targeted Variable Long Term Incentive Program, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated September 23, 2019.	10.1	10-Q	001-32395

10.16.7	Form of Retention Award Terms and Conditions, as part of the Restricted Stock Unit Award, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	10.1	10-Q	001-32395

10.16.8	Form of Inducement Grant Award Agreement under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated January 15, 2021.	10.3	10-Q	001-32395

10.16.9	Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Targeted Variable Long Term Incentive Program, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips dated August 1, 2022.	10.1	10-Q	001-32395

10.16.10	Form of Executive Restricted Stock Unit Award Terms and Conditions, as part of the ConocoPhillips Executive Restricted Stock Unit Program, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 11, 2020.	10.1	10-Q	001-32395

10.17	Amended and Restated ConocoPhillips Key Employee Supplemental Retirement Plan, dated January 1, 2020.	10.10.1	10-K	001-32395

10.18.1	Amended and Restated Defined Contribution Make-Up Plan of ConocoPhillips—Title I, dated January 1, 2020.	10.11.1	10-K	001-32395

10.18.2	Amended and Restated Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated January 1, 2020.	10.11.2	10-K	001-32395

10.19	Company Retirement Contribution Make-Up Plan of ConocoPhillips, dated December 28, 2018.	10.39	10-K	001-32395

10.20.1	Amended and Restated Key Employee Deferred Compensation Plan of ConocoPhillips—Title I, dated January 1, 2020.	10.19.1	10-K	001-32395

10.20.2	Amended and Restated Key Employee Deferred Compensation Plan of ConocoPhillips—Title II, dated January 1, 2020.	10.19.2	10-K	001-32395

10.20.3*	First Amendment to the Key Employee Deferred Compensation Plan of ConocoPhillips—Title II.

165	ConocoPhillips 2022 10-K

10.20.4*	Second Amendment to the Key Employee Deferred Compensation Plan of ConocoPhillips—Title II.

10.21.1	Amendment and Restatement of ConocoPhillips Key Employee Change in Control Severance Plan, effective January 1, 2014.	10.21	10-K	001-32395

10.21.2	Amendment and Restatement of ConocoPhillips Key Employee Change in Control Severance Plan, effective December 2, 2021.	10.20.1	10-K	001-32395

10.22	Form of Non-Employee Director Restricted Stock Units Terms and Conditions, as part of the Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15, 2016.	10.3	10-Q	001-32395

10.23	Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips.	10.17	10-K	001-32395

10.24.1	ConocoPhillips Directors’ Charitable Gift Program.	10.40	10-K	000-49987

10.24.2	First and Second Amendments to the ConocoPhillips Directors’ Charitable Gift Program.	10	10-Q	001-32395

10.25	Amended and Restated 409A Annex to Nonqualified Deferred Compensation Arrangements of ConocoPhillips, dated January 1, 2020.	10.27	10-K	001-32395

10.26	ConocoPhillips Clawback Policy dated October 3, 2012.	10.3	10-Q	001-32395

10.27	Amendment and Restatement of ConocoPhillips Executive Severance Plan, dated December 2, 2021.	10.47	10-K	001-32395

10.28	Amendment and Restatement of the Burlington Resources Inc. Management Supplemental Benefits Plan, dated April 19, 2012.	10.9	10-Q	001-32395

10.29	Purchase and Sale Agreement, dated as of September 20, 2021, by and between Shell Enterprises LLC and ConocoPhillips.	10.1	10-Q	001-32395

10.30	Compensation Resolutions regarding Matthew J. Fox, dated April 8, 2021.	10.1	10-Q	001-32395

10.31	Form of Aircraft Time Sharing Agreement by and between certain executives and ConocoPhillips dated June 21, 2021.	10.2	10-Q	001-32395

10.32	Letter agreement with Timothy A. Leach, dated April 28, 2022.	10.1	10-Q	001-32395

ConocoPhillips 2022 10-K	166

21*	List of Subsidiaries of ConocoPhillips.

22*	Subsidiary Guarantors of Guaranteed Securities.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of DeGolyer and MacNaughton.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

99*	Report of DeGolyer and MacNaughton.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

167	ConocoPhillips 2022 10-K

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONOCOPHILLIPS

February 16, 2023	/s/ Ryan M. Lance
Ryan M. Lance Chairman of the Board of Directors and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 16, 2023, on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors.

Signature	Title

/s/ Ryan M. Lance	Chairman of the Board of Directors
Ryan M. Lance	and Chief Executive Officer
(Principal executive officer)

/s/ William L. Bullock, Jr.	Executive Vice President and
William L. Bullock, Jr.	Chief Financial Officer
(Principal financial officer)

/s/ Christopher P. Delk	Vice President, Controller
Christopher P. Delk	and General Tax Counsel
(Principal accounting officer)

ConocoPhillips 2022 10-K	168

/s/ Dennis V. Arriola	Director
Dennis V. Arriola

/s/ Caroline M. Devine	Director
Caroline M. Devine

/s/ Gay Huey Evans	Director
Gay Huey Evans

/s/ Jody Freeman	Director
Jody Freeman

/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres

/s/ Timothy A. Leach	Director
Timothy A. Leach

/s/ William H. McRaven	Director
William H. McRaven

/s/ Sharmila Mulligan	Director
Sharmila Mulligan

/s/ Eric D. Mullins	Director
Eric D. Mullins

/s/ Arjun N. Murti	Director
Arjun N. Murti

/s/ Robert A. Niblock	Director
Robert A. Niblock

/s/ David T. Seaton	Director
David T. Seaton

/s/ R.A. Walker	Director
R.A. Walker

169	ConocoPhillips 2022 10-K