Form 10-Q
period 2023-03-31
CONOCOPHILLIPS
filed 2023-05-04
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,210,058,689 shares of common stock, $.01 par value, outstanding at March 31, 2023.

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations
The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP	British pound	DD&A	depreciation, depletion and amortization
Units of Measurement		FASB	Financial Accounting Standards Board
BBL	barrel
BCF	billion cubic feet	FIFO	first-in, first-out
BOE	barrels of oil equivalent	G&A	general and administrative
MBD	thousands of barrels per day	GAAP	generally accepted accounting principles
MCF	thousand cubic feet
MM	million	LIFO	last-in, first-out
MMBOE	million barrels of oil equivalent	NPNS	normal purchase normal sale
MBOED	thousands of barrels of oil equivalent per day	PP&E	properties, plants and equipment
MMBOED	millions of barrels of oil equivalent per day	VIE	variable interest entity
MMBTU	million British thermal units
MMCFD	million cubic feet per day	Miscellaneous
MTPA	million tonnes per annum	CERCLA	Federal Comprehensive Environmental Response Compensation and Liability Act
Industry		DEI	diversity, equity and inclusion
BLM	Bureau of Land Management	EPA	Environmental Protection Agency
CBM	coalbed methane	ESG	Environmental, Social and Corporate Governance
CCS	carbon capture and storage
E&P	exploration and production	EU	European Union
FEED	front-end engineering and design	FERC	Federal Energy Regulatory Commission
FID	final investment decision
FPS	floating production system	GHG	greenhouse gas
FPSO	floating production, storage and	HSE	health, safety and environment
	offloading	ICC	International Chamber of Commerce
G&G	geological and geophysical	ICSID	World Bank’s International
JOA	joint operating agreement		Centre for Settlement of
LNG	liquefied natural gas		Investment Disputes
NGLs	natural gas liquids	IRS	Internal Revenue Service
OPEC	Organization of Petroleum	OTC	over-the-counter
	Exporting Countries	NYSE	New York Stock Exchange
PSC	production sharing contract	SEC	U.S. Securities and Exchange
PUDs	proved undeveloped reserves		Commission
SAGD	steam-assisted gravity drainage	TSR	total shareholder return
WCS	Western Canadian Select	U.K.	United Kingdom
WTI	West Texas Intermediate	U.S.	United States of America
		VROC	variable return of cash

1	ConocoPhillips 2023 Q1 10-Q

Financial Statements	Table of Contents
PART I. Financial Information
Item 1.    Financial Statements

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Revenues and Other Income
Sales and other operating revenues	$14,811	17,762
Equity in earnings of affiliates	499	426
Gain on dispositions	93	817
Other income	114	286
Total Revenues and Other Income	15,517	19,291
Costs and Expenses
Purchased commodities	6,138	6,751
Production and operating expenses	1,779	1,581
Selling, general and administrative expenses	159	187
Exploration expenses	138	69
Depreciation, depletion and amortization	1,942	1,823
Impairments	1	2
Taxes other than income taxes	576	814
Accretion on discounted liabilities	68	61
Interest and debt expense	188	217
Foreign currency transaction (gain) loss	(44)	24
Other expenses	10	(136)
Total Costs and Expenses	10,955	11,393
Income before income taxes	4,562	7,898
Income tax provision	1,642	2,139
Net Income	$2,920	5,759

Net Income Per Share of Common Stock (dollars)
Basic	$2.38	4.41
Diluted	2.38	4.39
Average Common Shares Outstanding (in thousands)
Basic	1,220,228	1,301,930
Diluted	1,223,355	1,307,404
See Notes to Consolidated Financial Statements.

ConocoPhillips 2023 Q1 10-Q	2

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Net Income	$2,920	5,759
Other comprehensive income
Defined benefit plans
Reclassification adjustment for amortization of prior service credit included in net income	(9)	(10)
Net change	(9)	(10)
Reclassification adjustment for amortization of net actuarial losses included in net income	23	16
Net change	23	16
Income taxes on defined benefit plans	(3)	(2)
Defined benefit plans, net of tax	11	4
Unrealized holding gain (loss) on securities	6	(4)
Reclassification adjustment for gain included in net income	(1)	—
Income taxes on unrealized holding gain (loss) on securities	(1)	1
Unrealized holding gain (loss) on securities, net of tax	4	(3)
Foreign currency translation adjustments, net of tax	(42)	141
Other Comprehensive Income (Loss), Net of Tax	(27)	142
Comprehensive Income	$2,893	5,901
See Notes to Consolidated Financial Statements.

3	ConocoPhillips 2023 Q1 10-Q

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	March 31 2023	December 31 2022
Assets
Cash and cash equivalents	$6,974	6,458
Short-term investments	1,635	2,785
Accounts and notes receivable (net of allowance of $3 and $2, respectively)	5,280	7,075
Accounts and notes receivable—related parties	16	13
Inventories	1,258	1,219
Prepaid expenses and other current assets	953	1,199
Total Current Assets	16,116	18,749
Investments and long-term receivables	8,197	8,225
Net properties, plants and equipment (net of accumulated DD&A of $67,691 and $66,630, respectively)	65,090	64,866
Other assets	2,038	1,989
Total Assets	$91,441	93,829

Liabilities
Accounts payable	$5,078	6,113
Accounts payable—related parties	22	50
Short-term debt	1,317	417
Accrued income and other taxes	2,847	3,193
Employee benefit obligations	420	728
Other accruals	1,869	2,346
Total Current Liabilities	11,553	12,847
Long-term debt	15,266	16,226
Asset retirement obligations and accrued environmental costs	6,324	6,401
Deferred income taxes	7,927	7,726
Employee benefit obligations	1,007	1,074
Other liabilities and deferred credits	1,581	1,552
Total Liabilities	43,658	45,826

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value)
Issued (2023—2,102,510,826 shares; 2022—2,100,885,134 shares)
Par value	21	21
Capital in excess of par	61,100	61,142
Treasury stock (at cost: 2023—892,452,137 shares; 2022—877,029,062 shares)	(61,904)	(60,189)
Accumulated other comprehensive loss	(6,027)	(6,000)
Retained earnings	54,593	53,029
Total Equity	47,783	48,003
Total Liabilities and Equity	$91,441	93,829
See Notes to Consolidated Financial Statements.

ConocoPhillips 2023 Q1 10-Q	4

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Cash Flows From Operating Activities
Net income	$2,920	5,759
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,942	1,823
Impairments	1	2
Dry hole costs and leasehold impairments	68	7
Accretion on discounted liabilities	68	61
Deferred taxes	324	373
Undistributed equity earnings	491	220
Gain on dispositions	(93)	(817)
Gain on investment in Cenovus Energy	—	(251)
Other	(35)	(152)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	1,701	(1,535)
Decrease (increase) in inventories	(45)	27
Decrease in prepaid expenses and other current assets	255	58
Decrease in accounts payable	(1,266)	(204)
Decrease in taxes and other accruals	(928)	(303)
Net Cash Provided by Operating Activities	5,403	5,068
Cash Flows From Investing Activities
Capital expenditures and investments	(2,897)	(3,161)
Working capital changes associated with investing activities	208	363
Acquisition of businesses, net of cash acquired	—	37
Proceeds from asset dispositions	188	2,332
Net (purchase) sale of investments	1,065	(263)
Collection of advances/loans—related parties	—	55
Other	(12)	26
Net Cash Used in Investing Activities	(1,448)	(611)
Cash Flows From Financing Activities
Issuance of debt	—	2,897
Repayment of debt	(43)	(3,964)
Issuance of company common stock	(97)	271
Repurchase of company common stock	(1,700)	(1,425)
Dividends paid	(1,488)	(864)
Other	2	(52)
Net Cash Used in Financing Activities	(3,326)	(3,137)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(104)	21
Net Change in Cash, Cash Equivalents and Restricted Cash	525	1,341
Cash, cash equivalents and restricted cash at beginning of period	6,694	5,398
Cash, Cash Equivalents and Restricted Cash at End of Period	$7,219	6,739
Restricted cash of $245 million is included in the "Other assets" line of our Consolidated Balance Sheet as of March 31, 2023.
Restricted cash of $236 million is included in the "Other assets" line of our Consolidated Balance Sheet as of December 31, 2022.
See Notes to Consolidated Financial Statements.

5	ConocoPhillips 2023 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Notes to Consolidated Financial Statements

Note 1—Basis of Presentation
The interim-period financial information presented in the financial statements included in this report is unaudited and, in the opinion of management, includes all known accruals and adjustments necessary for a fair presentation of the consolidated financial position of ConocoPhillips, its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature unless otherwise disclosed. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2022 Annual Report on Form 10-K.

Note 2—Inventories

	Millions of Dollars
	March 31 2023	December 31 2022
Crude oil and natural gas	$666	641
Materials and supplies	592	578
Total Inventories	$1,258	1,219

Inventories valued on the LIFO basis	$445	396

Note 3—Investments and Long-Term Receivables
Australia Pacific LNG Pty Ltd (APLNG)
In 2012, APLNG executed an $8.5 billion project finance facility that became non-recourse following financial completion in 2017. The facility is currently composed of a financing agreement with the Export-Import Bank of the United States, a commercial bank facility and two United States Private Placement note facilities. APLNG principal and interest payments commenced in March 2017 and are scheduled to occur bi-annually until September 2030. At March 31, 2023, a balance of $4.9 billion was outstanding on these facilities. See Note 7.
At March 31, 2023, the carrying value of our equity method investment in APLNG was approximately $5.8 billion. This balance is included in the “Investments and long-term receivables” line on our consolidated balance sheet.
Port Arthur Liquefaction Holdings, LLC (PALNG)
In March 2023, we acquired a 30 percent direct equity investment in PALNG, a joint venture for the development of a large-scale LNG facility for the first phase of the Port Arthur LNG project ("Phase 1"). Sempra PALNG Holdings, LLC owns the remaining 70 percent interest in the joint venture. At March 31, 2023, the carrying value of our equity method investment in PALNG was approximately $0.4 billion. This balance is included in the “Investments and long-term receivables” line on our consolidated balance sheet and is reported in our Corporate and Other segment.

ConocoPhillips 2023 Q1 10-Q	6

Notes to Consolidated Financial Statements	Table of Contents
Note 4—Investment in Cenovus Energy
During the first quarter of 2022, we sold our remaining 91 million common shares of Cenovus Energy (CVE), recognizing proceeds of $1.4 billion and a net gain of $251 million. The gain was recognized within "Other income” on our consolidated income statement. Proceeds related to the sale of our CVE shares were included within "Cash Flows From Investing Activities" on our consolidated statement of cash flows.

Note 5—Debt
Our debt balance at March 31, 2023 was $16.6 billion compared with $16.6 billion at December 31, 2022.

Our revolving credit facility provides a total borrowing capacity of $5.5 billion with an expiration date of February 2027. Our revolving credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or any of its consolidated subsidiaries. The amount of the facility is not subject to redetermination prior to its expiration date.
Credit facility borrowings may bear interest at a margin above the Secured Overnight Financing Rate (SOFR). The facility agreement calls for commitment fees on available, but unused, amounts. The facility agreement also contains early termination rights if our current directors or their approved successors cease to be a majority of the Board of Directors.
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at March 31, 2023. At December 31, 2022, we had no commercial paper outstanding and no direct borrowings or letters of credit issued.

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
At March 31, 2023, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis, therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

7	ConocoPhillips 2023 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 6—Changes in Equity

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended March 31, 2023
Balances at December 31, 2022	$21	61,142	(60,189)	(6,000)	53,029	48,003
Net income					2,920	2,920
Other comprehensive loss				(27)		(27)
Dividends declared
Ordinary ($0.51 per common share)					(625)	(625)
Variable return of cash ($0.60 per common share)					(731)	(731)
Repurchase of company common stock			(1,700)			(1,700)
Excise tax on share repurchases			(15)			(15)
Distributed under benefit plans		(42)				(42)
Other						—
Balances at March 31, 2023	$21	61,100	(61,904)	(6,027)	54,593	47,783

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended March 31, 2022
Balances at December 31, 2021	$21	60,581	(50,920)	(4,950)	40,674	45,406
Net income					5,759	5,759
Other comprehensive income				142		142
Dividends declared
Ordinary ($0.46 per common share)					(603)	(603)
Variable return of cash ($0.30 per common share)					(390)	(390)
Repurchase of company common stock			(1,425)			(1,425)
Distributed under benefit plans		326				326
Other			1		2	3
Balances at March 31, 2022	$21	60,907	(52,344)	(4,808)	45,442	49,218

ConocoPhillips 2023 Q1 10-Q	8

Notes to Consolidated Financial Statements	Table of Contents
Note 7—Guarantees
At March 31, 2023, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At March 31, 2023, we had outstanding multiple guarantees in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing March 2023 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee to be eight years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At March 31, 2023, the carrying value of this guarantee was approximately $14 million.

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
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 14 to 23 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $390 million and would become payable if APLNG does not perform. At March 31, 2023, the carrying value of these guarantees was approximately $29 million.

Qatar Liquefied Gas Company Limited (8) (QG8) Guarantee
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in QG8. This guarantee has an approximate 30-year term with no maximum limit. At March 31, 2023, the carrying value of this guarantee was approximately $7 million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $600 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of two to four years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties. At March 31, 2023, there was no carrying value associated with these guarantees.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnification obligations at March 31, 2023 was approximately $20 million. Those related to environmental issues have terms that are generally indefinite, and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 8 for additional information about environmental liabilities.

9	ConocoPhillips 2023 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 8—Contingencies and Commitments
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
We are currently participating in environmental assessments and cleanups at numerous CERCLA and other comparable state and international sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. We have not reduced these accruals for possible insurance recoveries.
For remediation activities in the U.S. and Canada, our balance sheet included a total environmental accrual of $182 million at both March 31, 2023 and December 31, 2022. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

ConocoPhillips 2023 Q1 10-Q	10

Notes to Consolidated Financial Statements	Table of Contents
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
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at March 31, 2023, we had performance obligations secured by letters of credit of $329 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
In 2007, ConocoPhillips was unable to reach agreement with respect to the empresa mixta structure mandated by the Venezuelan government’s Nationalization Decree. As a result, Venezuela’s national oil company, Petróleos de Venezuela, S.A. (PDVSA), or its affiliates, directly assumed control over ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures and the offshore Corocoro development project. In response to this expropriation, ConocoPhillips initiated international arbitration on November 2, 2007, with the ICSID. On September 3, 2013, an ICSID arbitration tribunal ("Tribunal") held that Venezuela unlawfully expropriated ConocoPhillips’ significant oil investments in June 2007. On January 17, 2017, the Tribunal reconfirmed the decision that the expropriation was unlawful. In March 2019, the Tribunal unanimously ordered the government of Venezuela to pay ConocoPhillips approximately $8.7 billion in compensation for the government’s unlawful expropriation of the company’s investments in Venezuela in 2007. On August 29, 2019, the Tribunal issued a decision rectifying the award and reducing it by approximately $227 million. The award now stands at $8.5 billion plus interest. The government of Venezuela sought annulment of the award, which automatically stayed enforcement of the award. On September 29, 2021, the ICSID annulment committee lifted the stay of enforcement of the award. The annulment proceedings are underway.
In 2014, ConocoPhillips filed a separate and independent arbitration under the rules of the ICC against PDVSA under the contracts that had established the Petrozuata and Hamaca projects. The ICC Tribunal issued an award in April 2018, finding that PDVSA owed ConocoPhillips approximately $2 billion under their agreements in connection with the expropriation of the projects and other pre-expropriation fiscal measures. In August 2018, ConocoPhillips entered into a settlement with PDVSA to recover the full amount of this ICC award, plus interest through the payment period, including initial payments totaling approximately $500 million within a period of 90 days from the time of signing the settlement agreement. The balance of the settlement is to be paid quarterly over a period of four and a half years. Per the settlement, PDVSA recognized the ICC award as a judgment in various jurisdictions, and ConocoPhillips agreed to suspend its legal enforcement actions. ConocoPhillips sent notices of default to PDVSA on October 14 and November 12, 2019, and to date PDVSA has failed to cure its breach. As a result, ConocoPhillips has resumed legal enforcement actions. To date, ConocoPhillips has received approximately $775 million in connection with the ICC award. ConocoPhillips has ensured that the settlement and any actions taken in enforcement thereof meet all appropriate U.S. regulatory requirements, including those related to any applicable sanctions imposed by the U.S. against Venezuela.
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

11	ConocoPhillips 2023 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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

Several Louisiana parishes and the State of Louisiana have filed 43 lawsuits under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA) against oil and gas companies, including ConocoPhillips, seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. ConocoPhillips entities are defendants in 22 of the lawsuits and will vigorously defend against them. On October 17, 2022, the Fifth Circuit affirmed remand of lead cases to state court and the subsequent request for rehearing was denied. On February 27, 2023, the Supreme Court denied a certiorari petition from the defendants regarding the Fifth Circuit ruling. Accordingly, the federal district courts have issued remands to state court. Because Plaintiffs’ SLCRMA theories are unprecedented, there is uncertainty about these claims (both as to scope and damages) and we continue to evaluate our exposure in these lawsuits.
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

On May 10, 2021, ConocoPhillips filed arbitration under the rules of the Singapore International Arbitration Centre (SIAC) against Santos KOTN Pty Ltd. and Santos Limited for their failure to timely pay the $200 million bonus due upon final investment decision of the Barossa development project under the sale and purchase agreement for the sale of our Australia-West asset and operations. The matter was resolved in April 2023 to our satisfaction.

In July 2021, a federal securities class action was filed against Concho, certain of Concho’s officers, and ConocoPhillips as Concho’s successor in the United States District Court for the Southern District of Texas. On October 21, 2021, the court issued an order appointing Utah Retirement Systems and the Construction Laborers Pension Trust for Southern California as lead plaintiffs (Lead Plaintiffs). On January 7, 2022, the Lead Plaintiffs filed their consolidated complaint alleging that Concho made materially false and misleading statements regarding its business and operations in violation of the federal securities laws and seeking unspecified damages, attorneys’ fees, costs, equitable/injunctive relief, and such other relief that may be deemed appropriate. On February 23, 2023, a Magistrate Judge issued a Memorandum and Recommendation (R&R) recommending the defendants’ Motion to Dismiss be denied. The defendants have filed objections to the R&R. We believe the allegations in the action are without merit and are vigorously defending this litigation.

ConocoPhillips is involved in pending disputes with commercial counterparties relating to the propriety of its force majeure notices following Winter Storm Uri in 2021. We believe these claims are without merit and are vigorously defending them.

Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of financing arrangements. The agreements typically provide for natural gas or crude oil transport and LNG purchase commitments. The fixed and determinable portion of estimated payments under these various agreements are: 2023—$7 million; 2024—$7 million; 2025—$7 million; 2026—$7 million; 2027—$7 million; and 2028 and after—$11 billion. Generally, variable components of these obligations include commodity futures prices and inflation rates. Purchases of LNG under these commitments are expected to be offset in the same or approximately same periods by cash received from the related sales transactions.

ConocoPhillips 2023 Q1 10-Q	12

Notes to Consolidated Financial Statements	Table of Contents
Note 9—Derivative and Financial Instruments
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
The following table presents the gross fair values of our commodity derivatives, excluding collateral, and the line items where they appear on our consolidated balance sheet:

	Millions of Dollars
	March 31 2023	December 31 2022
Assets
Prepaid expenses and other current assets	$983	1,795
Other assets	235	242
Liabilities
Other accruals	969	1,800
Other liabilities and deferred credits	198	210
The gains (losses) from commodity derivatives incurred, and the line items where they appear on our consolidated income statement were:

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Sales and other operating revenues	$28	(407)
Other income	1	1
Purchased commodities	(72)	401
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long (Short)
	March 31 2023	December 31 2022
Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(16)	(14)
Basis	(39)	(8)

13	ConocoPhillips 2023 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
•Commercial paper: Unsecured promissory notes issued by a corporation, commercial bank or government agency purchased at a discount, reaching par value at maturity.
•U.S. government or government agency obligations: Securities issued by the U.S. government or U.S. government agencies.
•Foreign government obligations: Securities issued by foreign governments.
•Corporate bonds: Unsecured debt securities issued by corporations.
•Asset-backed securities: Collateralized debt securities.
The following investments are carried on our consolidated balance sheet at cost, plus accrued interest, and the table reflects remaining maturities at March 31, 2023, and December 31, 2022:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	March 31 2023	December 31 2022	March 31 2023	December 31 2022
Cash	$676	593
Demand Deposits	1,174	1,638
Time Deposits
1 to 90 days	4,257	4,116	985	1,288
91 to 180 days			16	883
Within one year			91	11
U.S. Government Obligations
1 to 90 days	754	14	—	—
	$6,861	6,361	1,092	2,182

ConocoPhillips 2023 Q1 10-Q	14

Notes to Consolidated Financial Statements	Table of Contents
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at March 31, 2023, and December 31, 2022:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments		Investments and Long-Term Receivables
	March 31 2023	December 31 2022	March 31 2023	December 31 2022	March 31 2023	December 31 2022
Major Security Type
Corporate Bonds	$—	—	307	323	391	309
Commercial Paper	101	97	136	156
U.S. Government Obligations	12	—	87	115	96	63
U.S. Government Agency Obligations			13	8	7	5
Foreign Government Obligations			—	—	7	7
Asset-backed Securities			—	1	111	138
	$113	97	543	603	612	522
Cash and Cash Equivalents and Short-Term Investments have remaining maturities within one year.
Investments and Long-Term Receivables have remaining maturities greater than one year through five years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	March 31 2023	December 31 2022	March 31 2023	December 31 2022
Major Security Type
Corporate Bonds	$705	641	698	632
Commercial Paper	237	253	237	253
U.S. Government Obligations	197	181	195	178
U.S. Government Agency Obligations	20	13	20	13
Foreign Government Obligations	7	7	7	7
Asset-backed Securities	112	139	111	139
	$1,278	1,234	1,268	1,222
As of March 31, 2023 and December 31, 2022, total unrealized losses for debt securities classified as available for sale with net losses were $11 million and $12 million, respectively. No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.
For the three-month periods ended March 31, 2023 and March 31, 2022, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $300 million and $115 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.

15	ConocoPhillips 2023 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at March 31, 2023 and December 31, 2022, was $166 million and $333 million, respectively. For these instruments, no collateral was posted at March 31, 2023 and $42 million of collateral was posted at December 31, 2022. If our credit rating had been downgraded below investment grade at March 31, 2023, we would have been required to post $140 million of additional collateral, either with cash or letters of credit.

ConocoPhillips 2023 Q1 10-Q	16

Notes to Consolidated Financial Statements	Table of Contents
Note 10—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during the three-month period ended March 31, 2023, nor during the year ended December 31, 2022.
Recurring Fair Value Measurement
Financial assets and liabilities reported at fair value on a recurring basis include our investments in debt securities classified as available for sale and commodity derivatives.
•Level 1 derivative assets and liabilities primarily represent exchange-traded futures and options that are valued using unadjusted prices available from the underlying exchange. Level 1 also includes our investments in U.S. government obligations classified as available for sale debt securities, which are valued using exchange prices.
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
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in debt securities	$195	1,073	—	1,268	178	1,044	—	1,222
Commodity derivatives	640	464	114	1,218	958	951	128	2,037
Total assets	$835	1,537	114	2,486	1,136	1,995	128	3,259

Liabilities
Commodity derivatives	$663	485	19	1,167	906	843	261	2,010
Total liabilities	$663	485	19	1,167	906	843	261	2,010

17	ConocoPhillips 2023 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
March 31, 2023
Assets	$1,218	30	1,188	726	462	—	462
Liabilities	1,167	24	1,143	726	417	35	382

December 31, 2022
Assets	$2,037	39	1,998	1,176	822	37	785
Liabilities	2,010	20	1,990	1,176	814	52	762
At March 31, 2023 and December 31, 2022, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

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
•Investments in debt securities classified as available for sale: The fair value of investments in debt securities categorized as Level 1 in the fair value hierarchy is measured using exchange prices. The fair value of investments in debt securities categorized as Level 2 in the fair value hierarchy is measured using pricing provided by brokers or pricing service companies that are corroborated with market data. See Note 9.
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
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	March 31 2023	December 31 2022	March 31 2023	December 31 2022
Financial assets
Commodity derivatives	492	824	492	824
Investments in debt securities	1,268	1,222	1,268	1,222
Financial liabilities
Total debt, excluding finance leases	15,316	15,323	15,914	15,545
Commodity derivatives	406	782	406	782

ConocoPhillips 2023 Q1 10-Q	18

Notes to Consolidated Financial Statements	Table of Contents
Note 11—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of our consolidated balance sheet includes:

	Millions of Dollars
	Defined Benefit Plans	Net Unrealized Loss on Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
December 31, 2022	$(448)	(11)	(5,541)	(6,000)
Other comprehensive income (loss)	11	4	(42)	(27)
March 31, 2023	$(437)	(7)	(5,583)	(6,027)
The following table summarizes reclassifications out of accumulated other comprehensive loss and into net income:

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Defined benefit plans	$11	4
The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $3 million and $2 million for the three-month periods ended March 31, 2023 and March 31, 2022, respectively. See Note 13.

Note 12—Cash Flow Information

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Cash Payments
Interest	$209	287
Income taxes	1,062	1,640

Net Sales (Purchases) of Investments
Short-term investments purchased	$(269)	(521)
Short-term investments sold	1,513	306
Long-term investments purchased	(210)	(66)
Long-term investments sold	31	18
	$1,065	(263)

19	ConocoPhillips 2023 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 13—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Int'l.	U.S.	Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$13	10	16	13	—	—
Interest cost	19	28	12	21	1	1
Expected return on plan assets	(15)	(37)	(13)	(34)
Amortization of prior service credit	—	—	—	—	(9)	(10)
Recognized net actuarial loss	3	17	6	2	(1)	—
Settlements	4	—	4	—
Net periodic benefit cost	$24	18	25	2	(9)	(9)
The components of net periodic benefit cost, other than the service cost component, are included in the "Other expenses" line of our consolidated income statement.

Note 14—Related Party Transactions
Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Significant Transactions with Equity Affiliates
Operating revenues and other income	$21	22
Operating expenses and selling, general and administrative expenses	78	46

ConocoPhillips 2023 Q1 10-Q	20

Notes to Consolidated Financial Statements	Table of Contents
Note 15—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Revenue from contracts with customers	$11,964	14,506
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	3,127	3,140
Financial derivative contracts	(280)	116
Consolidated sales and other operating revenues	$14,811	17,762
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

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Revenue from Contracts Outside the Scope of ASC Topic 606 by Segment
Lower 48	$2,508	2,444
Canada	567	560
Europe, Middle East and North Africa	52	136
Physical contracts meeting the definition of a derivative	$3,127	3,140

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Revenue from Contracts Outside the Scope of ASC Topic 606 by Product
Crude oil	$47	219
Natural gas	2,725	2,773
Other	355	148
Physical contracts meeting the definition of a derivative	$3,127	3,140
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

21	ConocoPhillips 2023 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Receivables and Contract Liabilities
Receivables from Contracts with Customers
At March 31, 2023, the “Accounts and notes receivable” line on our consolidated balance sheet included trade receivables of $4,176 million compared with $5,241 million at December 31, 2022, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared to trade receivables where NPNS has been elected.
Contract Liabilities from Contracts with Customers
We have entered into certain agreements under which we license our proprietary technology, including the Optimized Cascade® process technology, to customers to maximize the efficiency of LNG plants. These agreements typically provide for milestone payments to be made during and after the construction phases of the LNG plant. The payments are not directly related to our performance obligations under the contract and are recorded as deferred revenue to be recognized when the customer is able to benefit from their right to use the applicable licensed technology. No revenue was recognized during the three-month period ended March 31, 2023. We expect to recognize the outstanding contract liabilities of $19 million as of March 31, 2023, as revenue during 2026.

Note 16—Earnings Per Share
The following table presents the calculation of net income available to common shareholders and basic and diluted EPS. For the periods presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
	Three Months Ended March 31
	2023	2022
Basic earnings per share

Net Income	$2,920	5,759
Less: Dividends and undistributed earnings
allocated to participating securities	11	15
Net Income available to common shareholders	$2,909	$5,744
Average common shares outstanding (in Millions)	1,220	1,302
Net Income Per Share of Common Stock	$2.38	4.41

Diluted earnings per share

Net Income available to common shareholders	$2,909	5,744
Average common shares outstanding (in Millions)	1,220	1,302
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs (in Millions)	3	5
Average diluted shares outstanding (in Millions)	1,223	1,307
Net Income Per Share of Common Stock	$2.38	4.39

ConocoPhillips 2023 Q1 10-Q	22

Notes to Consolidated Financial Statements	Table of Contents
Note 17—Segment Disclosures and Related Information
We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. We manage our operations through six operating segments, which are primarily defined by geographic region: Alaska; Lower 48; Canada; Europe, Middle East and North Africa; Asia Pacific; and Other International.
Corporate and Other represents income and costs not directly associated with an operating segment, such as most interest income and expense; premiums on early retirement of debt; consolidating tax adjustments; corporate overhead and certain technology activities, including licensing revenues; and unrealized holding gains or losses on equity securities. All cash and cash equivalents and short-term investments are included in Corporate and Other.
We evaluate performance and allocate resources based on net income (loss). Intersegment sales are at prices that approximate market.
Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Sales and Other Operating Revenues
Alaska	$1,735	1,918
Lower 48	10,049	11,557
Intersegment eliminations	(4)	(7)
Lower 48	10,045	11,550
Canada	1,183	1,520
Intersegment eliminations	(340)	(651)
Canada	843	869
Europe, Middle East and North Africa	1,702	2,589
Asia Pacific	464	750
Other International	—	—
Corporate and Other	22	86
Consolidated sales and other operating revenues	$14,811	17,762

Sales and Other Operating Revenues by Geographic Location(1)
United States	$11,802	13,553
Canada	843	869
China	202	273
Indonesia	—	159
Libya	370	431
Malaysia	261	318
Norway	651	932
United Kingdom	681	1,226
Other foreign countries	1	1
Worldwide consolidated	$14,811	17,762

Sales and Other Operating Revenues by Product
Crude oil	$8,904	9,870
Natural gas	4,412	5,998
Natural gas liquids	695	879
Other(2)	800	1,015
Consolidated sales and other operating revenues by product	$14,811	17,762
(1)Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2)Includes LNG and bitumen.

23	ConocoPhillips 2023 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Net Income (Loss)
Alaska	$416	584
Lower 48	1,852	2,790
Canada	6	291
Europe, Middle East and North Africa	365	412
Asia Pacific	522	1,136
Other International	1	—
Corporate and Other	(242)	546
Consolidated net income	$2,920	5,759

	Millions of Dollars
	March 31 2023	December 31 2022
Total Assets
Alaska	$15,327	15,126
Lower 48	41,847	42,950
Canada	6,827	6,971
Europe, Middle East and North Africa	7,743	8,263
Asia Pacific	9,066	9,511
Other International	1	—
Corporate and Other	10,630	11,008
Consolidated total assets	$91,441	93,829
Note 18—Income Taxes
Our effective tax rate for the three-month periods ended March 31, 2023 and 2022 was 36.0 percent and 27.1 percent, respectively. The change in our effective tax rate for the first quarter of 2023 is primarily due to the release of tax reserves in the first quarter of 2022, as described below, and a shift in our mix of income among our tax jurisdictions.

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

ConocoPhillips 2023 Q1 10-Q	24

Management’s Discussion and Analysis	Table of Contents
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
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies based on production and reserves, with operations and activities in 13 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe and Asia; LNG developments; oil sands in Canada; and an inventory of global exploration prospects. Headquartered in Houston, Texas, at March 31, 2023, we employed approximately 9,600 people worldwide and had total assets of $91 billion.

Overview
At ConocoPhillips, we anticipate that commodity prices will continue to be cyclical and volatile, and our view is that a successful business strategy in the E&P industry must be resilient in lower price environments, while also retaining full upside exposure during periods of higher prices. As such, we are unhedged, remain committed to our disciplined investment framework and continually monitor market fundamentals; including the impacts associated with the conflict in Ukraine, OPEC Plus crude supplies, global demand for our products, oil and gas inventory levels, governmental policies, inflation and supply chain disruptions. During the first quarter of 2023, commodity prices decreased as compared with the prior periods, largely due to weak macroeconomic sentiment and a mild winter across the Northern Hemisphere moderating demand.
The macro-environment, including the energy transition, also continues to evolve. We believe ConocoPhillips will continue to play an essential role by executing on three objectives: reliably and responsibly meeting energy transition pathway demand, delivering competitive returns on and of capital and focusing on achieving our net-zero operational emissions ambition. We call this our Triple Mandate, and it represents our commitment to create long-term value for our stakeholders.

Our value proposition to deliver superior returns to stockholders through price cycles is guided by foundational principles and capital allocation priorities that support our Triple Mandate. Our foundational principles consist of maintaining balance sheet strength, providing peer-leading distributions, making disciplined investments and demonstrating responsible and reliable ESG performance.

As the energy transition continues, we anticipate increasing demand for lower GHG intensity fuels to displace coal and work with intermittent renewables to meet energy demand. In the first quarter of 2023, we continued to expand upon our global LNG portfolio. As a result of the first phase of the Port Arthur LNG project ("Phase 1") reaching FID, in March, we acquired a 30 percent direct equity holding in Port Arthur Liquefaction Holdings, LLC (PALNG), a joint venture for the development of a large-scale LNG facility. Phase 1 will include two natural gas liquefaction trains and LNG storage tanks, as well as associated facilities capable of producing, under optimal conditions, up to 13.5 MTPA of LNG. In addition, we entered into a 20-year agreement to purchase 5 MTPA of LNG offtake at the start of Phase 1 and a natural gas supply management agreement, whereby we will manage the feedgas supply requirements for Phase 1. See Note 3.

25	ConocoPhillips 2023 Q1 10-Q

Management’s Discussion and Analysis	Table of Contents
Also in March, we announced that, subject to the closing of EIG's transaction with Origin Energy, we intend to take over operatorship of the upstream assets and purchase up to an additional 2.49 percent shareholding interest in Australia Pacific LNG (APLNG). Both EIG's transaction with Origin Energy and our shareholder acquisition are subject to Australian regulatory approvals and other customary closing conditions.

In March, we also received the Department of the Interior's Record of Decision regarding our planned Willow project in Alaska. The decision adopted the BLM's Alternative E, which consists of three core pads. This oil project will leverage both our existing pipeline infrastructure and experience as a proven operator in Alaska, and is designed to limit our footprint in the National Petroleum Reserve Alaska.

In March, we reaffirmed our commitment to ESG and our Paris-aligned climate-risk strategy by publishing a progress report associated with our Plan for the Net-zero Energy Transition. In April, we announced that we are accelerating our operational GHG emissions intensity reduction target through 2030. We are now targeting a reduction in gross operated and net equity operational emissions intensity of 50-60 percent from 2016 levels by 2030, an improvement from the previously announced target of 40-50 percent. In addition, we continue to evaluate low-carbon options in Hydrogen and CCS that align with our disciplined investment criteria. See "Contingencies —Company Response to Climate-Related Risks".
Demonstrating our commitment to enhancing balance sheet strength, we remain dedicated to achieving our previously announced $5 billion debt reduction target that we announced in 2021. Through the first quarter of 2023, we have reduced our debt by $3.3 billion. See Note 5.
In April, we reconfirmed our 2023 planned return of capital to shareholders of $11 billion, based on $80 WTI, through our three-tier return of capital framework, significantly exceeding our goal of 30 percent of our anticipated cash provided by operating activities for the full year. In May, we declared an ordinary dividend of $0.51 per share and a third-quarter VROC payment of $0.60 per share.
Operationally, we remain focused on safely executing the business. Production was 1,792 MBOED in the first quarter of 2023, an increase of 45 MBOED from the same period a year ago. After adjusting for impacts from closed acquisitions and dispositions, first-quarter 2023 production increased by 65 MBOED or 4 percent from the same period a year ago. This was primarily driven by new wells online in the Lower 48 and improved well performance across the portfolio, partially offset by normal field decline and downtime.

First quarter production resulted in $5.4 billion of cash provided by operating activities. We returned $1.7 billion to shareholders through share repurchases and $1.5 billion through our ordinary dividend and a VROC. We ended the quarter with cash, cash equivalents and short-term investments totaling $8.6 billion.

We re-invested $2.9 billion into the business in the form of capital expenditures and investments during the first quarter of 2023, with over half of the expenditures focused on flexible, short-cycle unconventional plays in the Lower 48 segment, where our production has access to both domestic and export markets. This also includes approximately $0.4 billion associated with our PALNG investment reported in the Corporate and Other segment.

ConocoPhillips 2023 Q1 10-Q	26

Management’s Discussion and Analysis	Table of Contents
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

WTI Crude Oil, Brent Crude Oil and Henry Hub Natural Gas Prices
Quarterly Averages
120
100
80
60
40
20
WTI/Brent
$/Bbl
9
8
7
6
5
4
3
2
1
—
HH
$/MMBTU
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
WTI - $/Bbl
Brent - $/Bbl
HH - $/MMBTU

Brent crude oil prices averaged $81.27 per barrel in the first quarter of 2023, a decrease of 20 percent compared with $101.40 per barrel in the first quarter of 2022. WTI at Cushing crude oil prices averaged $76.13 per barrel in the first quarter of 2023, a decrease of 19 percent compared with $94.29 per barrel in the first quarter of 2022. Oil prices decreased due to persistent recession fears and an unusually heavy global refinery maintenance season impacting demand.
Henry Hub natural gas prices averaged $3.44 per MMBTU in the first quarter of 2023, a decrease of 31 percent compared with $4.96 per MMBTU in the first quarter of 2022. Henry Hub prices have decreased due to rising U.S. gas production and seasonally soft demand stemming from milder winter weather.
Our realized bitumen price averaged $29.49 per barrel in the first quarter of 2023, a decrease of 55 percent compared with $65.86 per barrel in the first quarter of 2022. The decrease in the first quarter of 2023 was driven by lower blend prices for Surmont sales, largely attributed to a weakening of WTI price and widening WCS differentials. WCS differentials widened due to weaker demand for heavy oil at the U.S. Gulf Coast. We continue to optimize bitumen price realizations through diluent recovery unit operating improvements as well as blending and transportation strategies.
For the first quarter of 2023, our total average realized price was $60.86 per BOE compared with $76.99 per BOE in the first quarter of 2022.

27	ConocoPhillips 2023 Q1 10-Q

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
Significant items during the first quarter of 2023 and recent announcements included the following:
•Delivered record company and Lower 48 segment production of 1,792 MBOED and 1,036 MBOED, respectively;
•Distributed $3.2 billion to shareholders through a three-tier return of capital framework, including $1.7 billion through share repurchases and $1.5 billion through the ordinary dividend and VROC;
•Generated cash provided by operating activities of $5.4 billion;
•Ended the quarter with cash, cash equivalents, restricted cash and short-term investments of $8.9 billion;
•Acquired 30 percent equity interest in Port Arthur LNG joint venture upon FID for Phase 1;
•Commenced construction on the Willow project after receiving a positive record of decision from the U.S. Department of the Interior approving a development plan with three core pads;
•Announced plans to assume upstream operatorship of APLNG following the closing of EIG's transaction with Origin Energy and acquire up to an additional 2.49 percent shareholding interest, subject to regulatory approvals and customary closing conditions;
•Accelerated the company's GHG emissions-intensity reduction target through 2030 from 40-50 percent to 50-60 percent, using a 2016 baseline.

Outlook
Production
Second-quarter 2023 production is expected to be 1.77 to 1.81 MMBOED. The company raised full-year production guidance midpoint by 10 MBOED. Full-year production is now expected to be 1.78 to 1.80 MMBOED, as compared to prior guidance of 1.76 to 1.80 MMBOED.

All other guidance items remain unchanged.

ConocoPhillips 2023 Q1 10-Q	28

Results of Operations	Table of Contents
Results of Operations
Unless otherwise indicated, discussion of consolidated results for the three-month period ended March 31, 2023, is based on a comparison with the corresponding period of 2022.
Consolidated Results
A summary of the company's net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Alaska	$416	584
Lower 48	1,852	2,790
Canada	6	291
Europe, Middle East and North Africa	365	412
Asia Pacific	522	1,136
Other International	1	—
Corporate and Other	(242)	546
Net income	$2,920	5,759
Net income in the first quarter of 2023 decreased $2,839 million. First quarter earnings were negatively impacted by:

•Lower realized commodity prices.
•Absence of a $515 million tax benefit related to the closing of an IRS audit in the first quarter of 2022. See Note 18.
•Absence of gains from dispositions associated with the divestiture of our Indonesia assets in the first quarter of 2022 as well as contingent payments from prior dispositions.
•Absence of gains associated with our Cenovus Energy (CVE) common shares which were fully divested in the first quarter of 2022. See Note 4.
•Higher production and operating expenses primarily driven by higher production volumes in addition to higher well work activity and inflation.
•Higher DD&A expenses primarily due to higher overall production volumes and higher rates from impacts to reserve revisions driven by higher operating expenses at year-end 2022, partially offset by the absence of DD&A from disposed assets.
•The absence of an after-tax gain of $62 million associated with 2022 refinancing transactions.
Offsets to the earnings decreases include:

•Lower taxes other than income taxes primarily driven by lower commodity prices partially offset by higher production volumes.
•Improved commercial performance and timing.
•Higher sales volumes driven primarily by development in the Lower 48 segment.

See the “Segment Results” section for additional information.

29	ConocoPhillips 2023 Q1 10-Q

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.
Sales and other operating revenues decreased $2,951 million primarily due to lower realized commodity prices and the impact of divestitures of Indonesia and noncore assets in the Lower 48 segment, partially offset by higher sales volumes driven primarily by development in the Lower 48 segment.
Gain on dispositions in the first quarter of 2023 decreased primarily due to the absence of gains associated with the divestiture of our Indonesia assets in the first quarter of 2022 and the absence of contingent payments associated with previous dispositions in our Canada segment.
Other income decreased $172 million primarily due to the absence of gains associated with our CVE common shares, which were fully divested in the first quarter of 2022. See Note 4.
Purchased commodities decreased $613 million primarily due to lower commodity prices and gas volumes partially offset by higher crude volumes.
Production and operating expenses increased $198 million primarily due to higher production volumes in addition to higher well work activity and inflation.
DD&A expenses increased $119 million mainly due to higher overall production volumes primarily due to development in the Lower 48 segment and higher rates from impacts to reserve revisions driven by higher operating expenses at year-end 2022, partially offset by the absence of DD&A from disposed assets.
Taxes other than income taxes decreased $238 million driven by lower commodity prices, partially offset by higher production volumes.
Other expenses increased $146 million primarily related to the absence of a gain of $127 million associated with extinguishment of debt from the first quarter of 2022.
See Note 18—Income Taxes for information regarding our Income tax provision and effective tax rate.

ConocoPhillips 2023 Q1 10-Q	30

Results of Operations	Table of Contents
Summary Operating Statistics

	Three Months Ended March 31
	2023	2022
Average Net Production
Crude oil (MBD)
Consolidated operations	926	903
Equity affiliates	11	12
Total crude oil	937	915

Natural gas liquids (MBD)
Consolidated operations	264	216
Equity affiliates	7	7
Total natural gas liquids	271	223

Bitumen (MBD)	69	67

Natural gas (MMCFD)
Consolidated operations	1,922	2,126
Equity affiliates	1,166	1,127
Total natural gas	3,088	3,253

Total Production (MBOED)	1,792	1,747

	Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated operations	$77.60	94.79
Equity affiliates	80.97	97.20
Total crude oil	77.65	94.82

Natural gas liquids (per bbl)
Consolidated operations	24.97	40.95
Equity affiliates	57.71	67.04
Total natural gas liquids	25.84	41.80

Bitumen (per bbl)	29.49	65.86

Natural gas (per MCF)
Consolidated operations	5.65	8.81
Equity affiliates	9.95	8.86
Total natural gas	7.30	8.83

	Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical, lease rental and other	$70	62
Leasehold impairment	19	6
Dry holes	49	1
	$138	69

31	ConocoPhillips 2023 Q1 10-Q

Results of Operations	Table of Contents
We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. At March 31, 2023, our operations were producing in the U.S., Norway, Canada, Australia, China, Malaysia, Qatar and Libya.
Total production of 1,792 MBOED increased 45 MBOED or 3 percent in the first quarter of 2023, primarily due to:

•New wells online in the Lower 48, Alaska, Australia, Canada, China and Malaysia.
•Additional working interest acquired in the first quarter of 2022 at APLNG in Asia Pacific.
Production increases in the first quarter of 2023 were partly offset due to:

•Normal field decline.
•Divestitures of Indonesia and noncore assets in the Lower 48 segment.
After adjusting for impacts from closed acquisitions and dispositions, first-quarter 2023 production increased by 65 MBOED or 4 percent from the same period a year ago. This was primarily driven by new wells online in the Lower 48 and improved well performance across the portfolio, partially offset by normal field decline and downtime.

ConocoPhillips 2023 Q1 10-Q	32

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of segment results for the three-month period ended March 31, 2023, is based on a comparison with the corresponding period of 2022 and are shown after-tax.
Alaska

	Three Months Ended March 31
	2023	2022
Net Income ($MM)	$416	584

Average Net Production
Crude oil (MBD)	179	182
Natural gas liquids (MBD)	18	18
Natural gas (MMCFD)	42	35
Total Production (MBOED)	204	206

Average Sales Prices
Crude oil ($ per bbl)	$82.22	95.54
Natural gas ($ per MCF)	4.58	3.92
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of March 31, 2023, Alaska contributed 16 percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income
Earnings from Alaska decreased $168 million in the first quarter of 2023. Decreases to earnings include:

•Lower realized crude oil prices.
•Lower sales volumes.
•Higher production and operating expenses due to higher well work as well as higher transportation expenses.
Offsets to the earnings decreases include lower taxes other than income taxes driven by lower realized crude oil prices.
Production
Average production decreased 2 MBOED in the first quarter of 2023. Decreases to production were primarily due to normal field decline.
Offsets to the production decreases were new wells online at our Western North Slope and Greater Kuparuk Area assets.

Exploration Activity
In the first quarter of 2023, we drilled the Bear-1 exploration well which was determined to be a dry hole, increasing exploration expenses by approximately $34 million before-tax. The well, located south of the Kuparuk River Unit and east of the Colville River on state lands, is in an area that we are continuing to evaluate.

33	ConocoPhillips 2023 Q1 10-Q

Results of Operations	Table of Contents
Lower 48

	Three Months Ended March 31
	2023	2022
Net Income ($MM)	$1,852	2,790

Average Net Production
Crude oil (MBD)	561	538
Natural gas liquids (MBD)	239	191
Natural gas (MMCFD)	1,418	1,426
Total Production (MBOED)	1,036	967

Average Sales Prices
Crude oil ($ per bbl)	$74.36	93.55
Natural gas liquids ($ per bbl)	24.58	40.42
Natural gas ($ per MCF)	2.92	4.63
The Lower 48 segment consists of operations located in the U.S. Lower 48 states, as well as producing properties in the Gulf of Mexico. As of March 31, 2023, the Lower 48 contributed 63 percent of our consolidated liquids production and 74 percent of our consolidated natural gas production.
Net Income
Earnings from the Lower 48 decreased $938 million in the first quarter of 2023. Decreases to earnings include:

•Lower realized commodity prices.
•Higher DD&A expenses primarily due to higher production volumes as well as higher rates from impacts to reserve revisions driven by higher operating expenses at year-end 2022.
•Higher production and operating expenses primarily due to higher production volumes, well work activity, more partner operated activity and inflation.
Offsets to the earnings decrease include:

•Higher sales volumes.
•Improved commercial performance and timing.
Production
Average production increased 69 MBOED in the first quarter of 2023. Increases to production include:

•New wells online from our development programs in the Delaware Basin, Eagle Ford, Midland Basin and Bakken.
•Conversion of previously acquired Concho contracted volumes from a two-stream to a three-stream basis.
Offsets to the production increases include:

•Normal field decline.
•Downtime related to third-party high line pressure and compressor maintenance in the Permian.
•Divestiture of noncore assets.

ConocoPhillips 2023 Q1 10-Q	34

Results of Operations	Table of Contents
Canada

	Three Months Ended March 31
	2023	2022
Net Income ($MM)	$6	291

Average Net Production
Crude oil (MBD)	6	6
Natural gas liquids (MBD)	3	3
Bitumen (MBD)	69	67
Natural gas (MMCFD)	64	63
Total Production (MBOED)	89	86

Average Sales Prices
Crude oil ($ per bbl)	$65.07	82.13
Natural gas liquids ($ per bbl)	29.02	41.83
Bitumen ($ per bbl)	29.49	65.86
Natural gas ($ per MCF)	4.64	3.25
Average sales prices include unutilized transportation costs.
Our Canadian operations mainly consist of the Surmont oil sands development in Alberta and the liquids-rich Montney unconventional play in British Columbia. As of March 31, 2023, Canada contributed six percent of our consolidated liquids production and three percent of our consolidated natural gas production.
Net Income
Earnings from Canada decreased $285 million in the first quarter of 2023. Decreases to earnings include:

•Lower realized commodity prices.
•The absence of contingent payments associated with the prior sale of certain assets to CVE. The term for contingent payments in our Canada segment ended in the second quarter of 2022.
Production
Average production increased 3 MBOED in the first quarter of 2023. Increases to production include:

•New wells online from our development program in the Montney.
Offsets to the production increases include:

•Downtime associated with a third-party pipeline outage.
•Normal field decline.

35	ConocoPhillips 2023 Q1 10-Q

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	Three Months Ended March 31
	2023	2022
Net Income ($MM)	$365	412

Consolidated Operations
Average Net Production
Crude oil (MBD)	117	113
Natural gas liquids (MBD)	4	4
Natural gas (MMCFD)	342	331
Total Production (MBOED)	178	172

Average Sales Prices
Crude oil ($ per bbl)	$83.52	94.68
Natural gas liquids ($ per bbl)	47.91	58.67
Natural gas ($ per MCF)	17.18	29.18
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea and the Norwegian Sea, Qatar, Libya and commercial and terminalling operations in the U.K. As of March 31, 2023, our Europe, Middle East and North Africa operations contributed 10 percent of our consolidated liquids production and 18 percent of our consolidated natural gas production.
Net Income
Earnings from Europe, Middle East and North Africa decreased by $47 million in the first quarter of 2023. Decreases to earnings include:

•Lower realized commodity prices.
•Lower crude and NGL sales volumes driven by the timing of crude lifts.

Offsets to the earnings decreases were foreign exchange gains as the USD strengthened against the Norwegian Kroner.
Consolidated Production
Average consolidated production increased 6 MBOED in the first quarter of 2023. Increases to production include:

•Additional interest acquired in Libya's Waha Concession that increased our interest 4.1 percent to 20.4 percent in the fourth quarter of 2022.
•Improved performance in Norway.
Offsets to the production increases include normal field decline.

ConocoPhillips 2023 Q1 10-Q	36

Results of Operations	Table of Contents
Asia Pacific

	Three Months Ended March 31
	2023	2022
Net Income ($MM)	$522	1,136

Consolidated Operations
Average Net Production
Crude oil (MBD)	63	64
Natural gas (MMCFD)	56	271
Total Production (MBOED)	72	109

Average Sales Prices
Crude oil ($ per bbl)	$83.50	104.84
Natural gas ($ per MCF)	4.30	7.01
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Asia Pacific segment has operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. As of March 31, 2023, Asia Pacific contributed five percent of our consolidated liquids production and three percent of our consolidated natural gas production.
Net Income
Earnings from Asia Pacific decreased $614 million in the first quarter of 2023. Decreases to earnings include:

•Absence of an after-tax gain of $534 million associated with the divestiture of our Indonesia assets in the first quarter of 2022.
•Lower realized commodity prices.
•Lower sales volumes primarily driven by the divestiture of our Indonesia assets in the first quarter of 2022.
Consolidated Production
Average consolidated production decreased 37 MBOED in the first quarter of 2023. Decreases to production include:

•Divestiture of our Indonesia assets in the first quarter of 2022.
•Normal field decline.
Offsets to the production decreases include:

•Bohai Bay development activity and production optimization in China.
•First production from development activity in Gumusut Phase 3 in Malaysia.
Planned Acquisition
In March, we announced that, subject to the closing of EIG's transaction with Origin Energy, we intend to take over operatorship of the upstream assets and purchase up to an additional 2.49 percent shareholding interest in Australia Pacific LNG (APLNG). Both EIG's transaction with Origin Energy and our shareholder acquisition are subject to Australian regulatory approvals and other customary closing conditions.
Exploration
In October 2022, we entered into a JOA with 3D Oil for 80 percent interest in Exploration Permit (VIC/P79) in the Otway Basin, Australia. In March 2023, we received regulatory approvals on the title transfer and made a $3 million farm-in payment to 3D Oil.

37	ConocoPhillips 2023 Q1 10-Q

Results of Operations	Table of Contents
Other International

	Three Months Ended March 31
	2023	2022
Net Income ($MM)	$1	—
The Other International segment consists of interests in Colombia as well as contingencies associated with prior operations in other countries.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Net Income (Loss)
Net interest expense	$(90)	(218)
Corporate general and administrative expenses	(90)	(79)
Technology	6	58
Other income (expense)	(68)	785
	$(242)	546
Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Net interest expense improved by $128 million in the first quarter of 2023, primarily due to higher interest income as well as lower interest expenses as a result of our 2022 debt reduction transactions.
Corporate G&A expenses include compensation programs and staff costs.
Technology includes our investment in low-carbon technologies as well as other new technologies or businesses and licensing revenues. Activities are focused on both conventional and tight oil reservoirs, shale gas, heavy oil, oil sands, enhanced oil recovery, as well as LNG. See Note 15. Earnings from Technology decreased $52 million in the first quarter of 2023, primarily due to lower licensing revenues.
Other income (expense) or “Other” includes certain consolidating tax-related items, foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains/losses on the early retirement of debt, holding gains or losses on equity securities, and pension settlement expense. In the first quarter of 2023, “Other” decreased $853 million primarily due to the absence of a $474 million federal tax benefit, the absence of $251 million gain associated with our CVE common shares, which were fully divested in the first quarter of 2022, and the absence of an after-tax gain of $62 million associated with debt restructuring transactions. These decreases were offset by the absence of $101 million tax impact associated with the disposition of our Indonesia assets in the first quarter of 2022. See Note 4 and Note 18.
Port Arthur LNG Acquisition
In March, we acquired a 30 percent direct equity holding in PALNG, a joint venture for the development of Phase 1 of the Port Arthur LNG project. In addition we entered into a 20-year agreement to purchase 5 MTPA of LNG offtake at the start of Phase 1 and a natural gas supply management agreement, whereby we will manage the feedgas supply requirements for Phase 1. See Note 3.

ConocoPhillips 2023 Q1 10-Q	38

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars
	March 31 2023	December 31 2022
Cash and cash equivalents	$6,974	6,458
Short-term investments	1,635	2,785
Total debt	16,583	16,643
Total equity	47,783	48,003
Percent of total debt to capital*	26%	26
Percent of floating-rate debt to total debt	2%	2
*Capital includes total debt and total equity.
To meet our short-term and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs, and our ability to sell securities using our shelf registration statement. During the first three months of 2023, the primary uses of our available cash were $2.9 billion to support our ongoing capital expenditures and investments program, $1.7 billion to repurchase common stock, and $1.5 billion to pay the ordinary dividend and VROC.
At March 31, 2023, we had total liquidity of $14.1 billion, comprised of cash and cash equivalents of $7.0 billion, short-term investments of $1.6 billion, and available borrowing capacity under our credit facility of $5.5 billion. We believe current cash balances and cash generated by operating activities, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, acquisitions, dividend payments and debt obligations.

Significant Changes in Capital
Operating Activities
Cash provided by operating activities was $5.4 billion for the first three months of 2023, compared with $5.1 billion for the corresponding period of 2022. The increase is primarily due to the absence of Libya foreign tax and royalty payments made in the first quarter of 2022 related to prior years and higher produced sales volumes in the Lower 48, partially offset by lower realized commodity prices across all products.
Our short-term and long-term operating cash flows are highly dependent upon prices for crude oil, bitumen, natural gas, LNG and NGLs. Prices and margins in our industry have historically been volatile and are driven by market conditions over which we have no control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows.
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

39	ConocoPhillips 2023 Q1 10-Q

Capital Resources and Liquidity	Table of Contents
Investing Activities
For the first three months of 2023, we invested $2.9 billion in capital expenditures and investments. Our 2023 operating plan capital expenditures are currently expected to be between $10.7 billion to $11.3 billion. Our 2022 capital expenditures and investments were $10.2 billion. See the “Capital Expenditures and Investments” section.

In March 2023, we invested $0.4 billion in the PALNG joint venture, that will participate in Phase 1 of the Port Arthur LNG project. See Note 3.

Proceeds from asset sales were $0.2 billion in the first three months of 2023 compared with $2.3 billion for the corresponding period in 2022. In the first quarter of 2022, we received proceeds of $1.4 billion for the sale of our remaining 91 million common shares of CVE and proceeds of $0.8 billion primarily from the sale of our Indonesia assets. See Note 4.

We invest in short-term and long-term investments as part of our cash investment strategy, the primary objective of which is to protect principal, maintain liquidity and provide yield and total returns. These investments include time deposits, commercial paper, as well as debt securities classified as available for sale. Funds for short-term needs to support our operating plan and provide resiliency to react to short-term price volatility are invested in highly liquid instruments with maturities within the year. Funds we consider available to maintain resiliency in longer term price downturns and to capture opportunities outside a given operating plan may be invested in instruments with maturities greater than one year.
Investing activities in the first three months of 2023 included net sales of $1,065 million of investments. We had net sales of $1,244 million of short-term instruments and net purchases of $179 million of long-term instruments. See Note 12.
Financing Activities
We have a revolving credit facility totaling $5.5 billion with an expiration date of February 2027. The credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at March 31, 2023.

Our debt balance at March 31, 2023 was $16.6 billion compared with $16.6 billion at December 31, 2022. In 2021, we announced a debt target reduction of $5 billion by 2026. Since that announcement, we have reduced debt by $3.3 billion. The current portion of debt, including payments for finance leases, is $1,317 million. Payments are expected to be made using current cash balances and cash generated by operating activities.
In March 2023, Moody's affirmed our long-term credit rating shown below.

The current credit ratings on our long-term debt are:
•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: "A2" with a "stable" outlook

See Note 5 for additional information on debt and the revolving credit facility.
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At March 31, 2023 and December 31, 2022, we had direct bank letters of credit of $329 million and $368 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.
Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we have the ability to issue and sell an indeterminate number of various types of debt and equity securities.

ConocoPhillips 2023 Q1 10-Q	40

Capital Resources and Liquidity	Table of Contents
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Expenditures and Investments” section.

We believe in delivering value to our shareholders through our current three-tier return of capital framework. The framework is structured to deliver a compelling, growing ordinary dividend, a discretionary VROC payment, and through-cycle share repurchases. The VROC provides a flexible tool for meeting our commitment of returning greater than 30 percent of cash from operating activities during periods where commodity prices are meaningfully higher than our planning price range. Our expected 2023 total return of capital is $11 billion.

In the first three months of 2023, we paid ordinary dividends of $0.51 cents per common share and a VROC payment of $0.70 cents per common share. In the first three months of 2022, we paid ordinary dividends of $0.46 cents per common share and a VROC payment of $0.20 cents per common share.

In May 2023, we declared an ordinary dividend of $0.51 cents per share and a VROC dividend of $0.60 cents per share. The ordinary dividend of $0.51 cents per share is payable June 1, 2023, to shareholders of record on May 16, 2023. The VROC of $0.60 cents per share is payable July 14, 2023, to shareholders of record on June 27, 2023.

In late 2016, we initiated our current share repurchase program. As of October 2022, we had announced a total authorization to repurchase up to $45 billion of our common stock. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. As of March 31, 2023, share repurchases since the inception of our current program totaled 350.2 million shares and $25.1 billion. In the three months ended March 31, 2023, we repurchased 15.4 million shares for a cost of $1.7 billion.

See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2022 Annual Report on Form 10-K.
Capital Expenditures and Investments

	Millions of Dollars
	Three Months Ended March 31
	2023	2022
Alaska	$406	253
Lower 48	1,704	1,062
Canada	136	122
Europe, Middle East and North Africa	209	172
Asia Pacific	63	1,538
Other International	—	—
Corporate and Other	379	14
Capital expenditures and investments	$2,897	3,161
During the first three months of 2023, capital expenditures and investments supported key operating activities and acquisitions, primarily:
•Development activities in the Lower 48, primarily in the Permian, Eagle Ford and Bakken.
•Appraisal and development activities in Alaska related to the Western North Slope and development activities in the Greater Kuparuk Area.
•Appraisal and development activities in the Montney as well as development and optimization of oil sands development in Canada.
•Development and exploration activities across assets in Norway.
•Continued development activities in Malaysia and China.
•Capital associated with our investment in PALNG.
Our 2023 operating plan capital expenditure guidance is currently expected to be $10.7 billion to $11.3 billion. Our operating plan capital was $10.2 billion in 2022.

41	ConocoPhillips 2023 Q1 10-Q

Capital Resources and Liquidity	Table of Contents
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented below:
Summarized Income Statement Data

Millions of Dollars
Three Months Ended March 31, 2023
Revenues and Other Income	$10,066
Income before income taxes*	3,015
Net Income	2,920
*Includes approximately $1.8 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

	Millions of Dollars
	March 31, 2023	December 31, 2022
Current assets	$7,257	10,766
Amounts due from Non-Obligated Subsidiaries, current	1,554	1,892
Noncurrent assets	83,132	79,269
Amounts due from Non-Obligated Subsidiaries, noncurrent	7,193	6,552
Current liabilities	6,816	8,201
Amounts due to Non-Obligated Subsidiaries, current	2,786	3,248
Noncurrent liabilities	42,347	40,389
Amounts due to Non-Obligated Subsidiaries, noncurrent	27,359	24,594

ConocoPhillips 2023 Q1 10-Q	42

Capital Resources and Liquidity	Table of Contents
Contingencies
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. See Note 8.
Legal and Tax Matters
We are subject to various lawsuits and claims including but not limited to matters involving oil and gas royalty and severance tax payments, gas measurement and valuation methods, contract disputes, environmental damages, climate change, personal injury and property damage. Our primary exposures for such matters relate to alleged royalty and tax underpayments on certain federal, state and privately owned properties, claims of alleged environmental contamination and damages from historic operations, and climate change. We will continue to defend ourselves vigorously in these matters.
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
Environmental
We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 54–56 of our 2022 Annual Report on Form 10-K.
We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of March 31, 2023, there were 15 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws.
For remediation activities in the U.S. and Canada, our balance sheet included a total environmental accrual of $182 million at both March 31, 2023 and December 31, 2022. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
See Part I—Item 1A—Risk Factors – "We expect to continue to incur substantial capital expenditures and operating costs as a result of our compliance with existing and future environmental laws and regulations" in our 2022 Annual Report on Form 10-K and Note 8 for information on environmental litigation.
Climate Change
Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated state, national and international laws focusing on GHG emissions reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. For examples of legislation and precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 56–57 of our 2022 Annual Report on Form 10-K.

43	ConocoPhillips 2023 Q1 10-Q

Capital Resources and Liquidity	Table of Contents
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

In early 2022, we published our Plan for the Net-Zero Energy Transition (the 'Plan'), to outline how we intend to apply our strategic capabilities and resources to meet the challenges posed by climate change in an economically viable, accountable and actionable way that balances the interests of our stakeholders. A progress report on the Plan was published in March 2023.

Key elements of our plan include:
•Maintain strategic flexibility:
◦Build a resilient asset portfolio with a focus on low cost of supply and low GHG resources that meet transition pathway energy demand.
◦Focus on capital discipline by using a fully burdened cost of supply, including cost of carbon, as the primary basis for capital allocation.
◦Track the energy transition through a comprehensive scenario planning process to calibrate and understand alternative energy transition pathways and test the resilience of our corporate strategy to climate risk.
•Reduce Scope 1 and 2 emissions:
◦Set targets for emissions over which we have ownership and control, with an ambition to become a net-zero company for Scope 1 and 2 emissions by 2050.
•Address Scope 3 emissions:
◦Advocate for a well-designed, economy-wide price on carbon and engage in development of other policies and legislation that could address end-use emissions.
◦Work with our suppliers for alignment on GHG emissions reductions.
•Contribute to the energy transition:
◦Build attractive LNG portfolio.
◦Evaluate potential investments in emerging energy transition and low-carbon technologies.

Our Plan recognizes the importance of reducing society’s end-use emissions to meet global climate goals. As an upstream producer, we do not control how the commodities we sell into global markets are converted into different energy products or selected for use by consumers. This is why we have consistently taken a prominent role in advocating for a well-designed, economy-wide price on carbon and engaged in development of other policies or legislation that could address end-use emissions. We have also expanded policy advocacy beyond carbon pricing to include regulatory action, such as support for the direct regulation of methane.

In April, we announced that we are accelerating our operational GHG emissions intensity reduction target through 2030. We are now targeting a reduction in gross operated and net equity operational emissions intensity of 50-60 percent from 2016 levels by 2030, an improvement from the previously announced target of 40-50 percent. In addition, we continue to evaluate low-carbon options in Hydrogen and CCS that align with our disciplined investment criteria.
See Part I—Item 1A—Risk Factors – "Existing and future laws, regulations and internal initiatives relating to global climate changes, such as limitations on GHG emissions may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products" and "Broader investor and societal attention to and efforts to address global climate change may limit who can do business with us or our access to capital and could subject us to litigation" in our 2022 Annual Report on Form 10-K and Note 8 for information on climate change litigation.

ConocoPhillips 2023 Q1 10-Q	44

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
•The impact of broader societal attention to and efforts to address climate change may impact our access to capital and insurance.
•Potential failures or delays in delivering on our current or future low-carbon strategy, including our inability to develop new technologies.
•The impact of public health crises, including pandemics (such as COVID-19) and epidemics and any related company or government policies or actions.

45	ConocoPhillips 2023 Q1 10-Q

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
•The factors generally described in Part I—Item 1A in our 2022 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.

ConocoPhillips 2023 Q1 10-Q	46

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Information about market risks for the three months ended March 31, 2023 does not differ materially from that discussed under Item 7A in our 2022 Annual Report on Form 10-K.
Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At March 31, 2023, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively at March 31, 2023.
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1.    Legal Proceedings

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the quarter ended March 31, 2023. See Note 8 for information regarding other legal and administrative proceedings.
Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A of our 2022 Annual Report on Form 10-K.

47	ConocoPhillips 2023 Q1 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2023	5,206,039	$118.62	5,206,039	$20,973
February 1 - 28, 2023	4,707,784	110.66	4,707,784	20,452
March 1 - 31, 2023	5,509,252	101.92	5,509,252	19,890
	15,423,075		15,423,075
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase program. As of October 2022, we had announced a total authorization to repurchase up to $45 billion of our common stock. As of March 31, 2023, we had repurchased $25.1 billion of shares. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2022 Annual Report on Form 10-K.

ConocoPhillips 2023 Q1 10-Q	48

Item 6.     Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.

49	ConocoPhillips 2023 Q1 10-Q

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Christopher P. Delk
Christopher P. Delk
Vice President, Controller
and General Tax Counsel
May 4, 2023

ConocoPhillips 2023 Q1 10-Q	50