Form 10-Q
period 2023-06-30
CONOCOPHILLIPS
filed 2023-08-03
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,197,490,673 shares of common stock, $.01 par value, outstanding at June 30, 2023.

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations
The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP	British pound	DD&A	depreciation, depletion and amortization
Units of Measurement		FASB	Financial Accounting Standards Board
BBL	barrel
BCF	billion cubic feet	FIFO	first-in, first-out
BOE	barrels of oil equivalent	G&A	general and administrative
MBD	thousands of barrels per day	GAAP	generally accepted accounting principles
MCF	thousand cubic feet
MM	million	LIFO	last-in, first-out
MMBOE	million barrels of oil equivalent	NPNS	normal purchase normal sale
MBOED	thousands of barrels of oil equivalent per day	PP&E	properties, plants and equipment
MMBOED	millions of barrels of oil equivalent per day	VIE	variable interest entity
MMBTU	million British thermal units
MMCFD	million cubic feet per day	Miscellaneous
MTPA	million tonnes per annum	CERCLA	Federal Comprehensive Environmental Response Compensation and Liability Act
Industry		DEI	diversity, equity and inclusion
BLM	Bureau of Land Management	EPA	Environmental Protection Agency
CBM	coalbed methane	ESG	Environmental, Social and Corporate Governance
CCS	carbon capture and storage
E&P	exploration and production	EU	European Union
FEED	front-end engineering and design	FERC	Federal Energy Regulatory Commission
FID	final investment decision
FPS	floating production system	GHG	greenhouse gas
FPSO	floating production, storage and	HSE	health, safety and environment
	offloading	ICC	International Chamber of Commerce
G&G	geological and geophysical	ICSID	World Bank’s International
JOA	joint operating agreement		Centre for Settlement of
LNG	liquefied natural gas		Investment Disputes
NGLs	natural gas liquids	IRS	Internal Revenue Service
OPEC	Organization of Petroleum	OTC	over-the-counter
	Exporting Countries	NYSE	New York Stock Exchange
PSC	production sharing contract	SEC	U.S. Securities and Exchange
PUDs	proved undeveloped reserves		Commission
SAGD	steam-assisted gravity drainage	TSR	total shareholder return
WCS	Western Canadian Select	U.K.	United Kingdom
WTI	West Texas Intermediate	U.S.	United States of America
		VROC	variable return of cash

1	ConocoPhillips 2023 Q2 10-Q

Financial Statements	Table of Contents
PART I. Financial Information
Item 1.    Financial Statements

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Revenues and Other Income
Sales and other operating revenues	$12,351	21,161	27,162	38,923
Equity in earnings of affiliates	412	524	911	950
Gain (loss) on dispositions	(1)	262	92	1,079
Other income	122	42	236	328
Total Revenues and Other Income	12,884	21,989	28,401	41,280
Costs and Expenses
Purchased commodities	4,616	9,234	10,754	15,985
Production and operating expenses	1,886	1,741	3,665	3,322
Selling, general and administrative expenses	205	96	364	283
Exploration expenses	83	143	221	212
Depreciation, depletion and amortization	2,010	1,810	3,952	3,633
Impairments	—	2	1	4
Taxes other than income taxes	512	1,020	1,088	1,834
Accretion on discounted liabilities	68	61	136	122
Interest and debt expense	179	211	367	428
Foreign currency transaction gain	(14)	(70)	(58)	(46)
Other expenses	(23)	86	(13)	(50)
Total Costs and Expenses	9,522	14,334	20,477	25,727
Income before income taxes	3,362	7,655	7,924	15,553
Income tax provision	1,130	2,510	2,772	4,649
Net Income	$2,232	5,145	5,152	10,904

Net Income Per Share of Common Stock (dollars)
Basic	$1.84	3.98	4.23	8.39
Diluted	1.84	3.96	4.22	8.36
Average Common Shares Outstanding (in thousands)
Basic	1,207,443	1,289,791	1,213,800	1,295,827
Diluted	1,210,342	1,295,844	1,216,743	1,301,126
See Notes to Consolidated Financial Statements.

ConocoPhillips 2023 Q2 10-Q	2

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net Income	$2,232	5,145	5,152	10,904
Other comprehensive income
Defined benefit plans
Reclassification adjustment for amortization of prior service credit included in net income	(10)	(10)	(19)	(20)
Net change	(10)	(10)	(19)	(20)
Net actuarial loss arising during the period	—	(82)	—	(82)
Reclassification adjustment for amortization of net actuarial losses included in net income	19	25	42	41
Net change	19	(57)	42	(41)
Income taxes on defined benefit plans	(3)	14	(6)	12
Defined benefit plans, net of tax	6	(53)	17	(49)
Unrealized holding gain (loss) on securities	(3)	(5)	3	(9)
Reclassification adjustment for gain included in net income	(1)	—	(2)	—
Income taxes on unrealized holding gain (loss) on securities	1	1	—	2
Unrealized holding gain (loss) on securities, net of tax	(3)	(4)	1	(7)
Foreign currency translation adjustments, net of tax	99	(448)	57	(307)
Other Comprehensive Income (Loss), Net of Tax	102	(505)	75	(363)
Comprehensive Income	$2,334	4,640	5,227	10,541
See Notes to Consolidated Financial Statements.

3	ConocoPhillips 2023 Q2 10-Q

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	June 30 2023	December 31 2022
Assets
Cash and cash equivalents	$5,735	6,458
Short-term investments	1,080	2,785
Accounts and notes receivable (net of allowance of $3 and $2, respectively)	4,517	7,075
Accounts and notes receivable—related parties	14	13
Inventories	1,236	1,219
Prepaid expenses and other current assets	919	1,199
Total Current Assets	13,501	18,749
Investments and long-term receivables	8,618	8,225
Net properties, plants and equipment (net of accumulated DD&A of $69,529 and $66,630, respectively)	65,452	64,866
Other assets	2,034	1,989
Total Assets	$89,605	93,829

Liabilities
Accounts payable	$4,597	6,113
Accounts payable—related parties	29	50
Short-term debt	879	417
Accrued income and other taxes	1,692	3,193
Employee benefit obligations	552	728
Other accruals	1,799	2,346
Total Current Liabilities	9,548	12,847
Long-term debt	15,565	16,226
Asset retirement obligations and accrued environmental costs	6,357	6,401
Deferred income taxes	8,038	7,726
Employee benefit obligations	981	1,074
Other liabilities and deferred credits	1,585	1,552
Total Liabilities	42,074	45,826

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value)
Issued (2023—2,102,624,236 shares; 2022—2,100,885,134 shares)
Par value	21	21
Capital in excess of par	61,169	61,142
Treasury stock (at cost: 2023—905,133,563 shares; 2022—877,029,062 shares)	(63,217)	(60,189)
Accumulated other comprehensive loss	(5,925)	(6,000)
Retained earnings	55,483	53,029
Total Equity	47,531	48,003
Total Liabilities and Equity	$89,605	93,829
See Notes to Consolidated Financial Statements.

ConocoPhillips 2023 Q2 10-Q	4

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Six Months Ended June 30
	2023	2022
Cash Flows From Operating Activities
Net income	$5,152	10,904
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	3,952	3,633
Impairments	1	4
Dry hole costs and leasehold impairments	102	104
Accretion on discounted liabilities	136	122
Deferred taxes	489	868
Undistributed equity earnings	652	591
Gain on dispositions	(92)	(1,079)
Gain on investment in Cenovus Energy	—	(251)
Other	(7)	(37)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	2,246	(1,861)
Increase in inventories	(23)	(53)
Decrease (increase) in prepaid expenses and other current assets	295	(283)
Increase (decrease) in accounts payable	(1,614)	635
Decrease in taxes and other accruals	(2,032)	(315)
Net Cash Provided by Operating Activities	9,257	12,982
Cash Flows From Investing Activities
Capital expenditures and investments	(5,820)	(5,129)
Working capital changes associated with investing activities	86	496
Acquisition of businesses, net of cash acquired	—	37
Proceeds from asset dispositions	426	2,951
Net (purchase) sale of investments	1,549	(1,104)
Collection of advances/loans—related parties	—	55
Other	(5)	(8)
Net Cash Used in Investing Activities	(3,764)	(2,702)
Cash Flows From Financing Activities
Issuance of debt	1,093	2,897
Repayment of debt	(1,200)	(5,829)
Issuance of company common stock	(95)	350
Repurchase of company common stock	(3,000)	(3,725)
Dividends paid	(2,838)	(1,852)
Other	(11)	(56)
Net Cash Used in Financing Activities	(6,051)	(8,215)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(162)	(237)
Net Change in Cash, Cash Equivalents and Restricted Cash	(720)	1,828
Cash, cash equivalents and restricted cash at beginning of period	6,694	5,398
Cash, Cash Equivalents and Restricted Cash at End of Period	$5,974	7,226
Restricted cash of $239 million is included in the "Other assets" line of our Consolidated Balance Sheet as of June 30, 2023.
Restricted cash of $236 million is included in the "Other assets" line of our Consolidated Balance Sheet as of December 31, 2022.
See Notes to Consolidated Financial Statements.

5	ConocoPhillips 2023 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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

Note 2—Inventories

	Millions of Dollars
	June 30 2023	December 31 2022
Crude oil and natural gas	$625	641
Materials and supplies	611	578
Total Inventories	$1,236	1,219

Inventories valued on the LIFO basis	$443	396

Note 3—Acquisitions and Dispositions
Acquisitions
Qatar Liquefied Gas Company Limited (12) (QG12)
During 2022, we were awarded a 25 percent interest in QG12, a new joint venture with QatarEnergy, to participate in the North Field South (NFS) LNG project. Formation of the NFS joint venture, QG12, closed in June 2023. QG12 has a 25 percent interest in the NFS project and is reported as an equity method investment in our Europe, Middle East and North Africa segment. See Note 4.

Port Arthur Liquefaction Holdings, LLC (PALNG)
In March 2023, we acquired a 30 percent direct equity investment in PALNG, a joint venture for the development of a large-scale LNG facility for the first phase of the Port Arthur LNG project ("Phase 1"). Sempra PALNG Holdings, LLC owns the remaining 70 percent interest in the joint venture. PALNG is reported as an equity method investment in our Corporate and Other segment. See Note 4.

Planned Acquisitions
Surmont
In July 2023, we executed an agreement to purchase the remaining 50 percent interest in Surmont, an asset in our Canada segment, from TotalEnergies EP Canada Ltd. for approximately $4 billion CAD ($3 billion), subject to customary adjustments, as well as contingent payments over a five-year term of up to $440 million CAD ($325 million). These contingent payments represent $2.7 million CAD ($2.0 million) for every dollar that WCS pricing exceeds $52 per barrel during the month, subject to certain production targets being achieved. The transaction is expected to close in the second half of 2023, with an effective date of April 1, 2023. Upon closing, we will hold 100 percent interest in the Surmont asset. This transaction is subject to regulatory approvals and other customary closing conditions.

Australia Pacific LNG Pty Ltd (APLNG)
In March 2023, we announced that, subject to the closing of EIG's transaction with Origin Energy, we intend to purchase up to an additional 2.49 percent shareholding interest in APLNG for $0.5 billion, subject to customary adjustments. Upon closing we will own up to 49.99 percent interest in APLNG. The transaction is expected to close in early 2024, with an effective date of July 1, 2022. Both EIG's transaction with Origin Energy and our shareholder acquisition are subject to regulatory approvals and other customary closing conditions.

ConocoPhillips 2023 Q2 10-Q	6

Notes to Consolidated Financial Statements	Table of Contents
Note 4—Investments and Long-Term Receivables
APLNG
In 2012, APLNG executed an $8.5 billion project finance facility that became non-recourse following financial completion in 2017. The facility is currently composed of a financing agreement with the Export-Import Bank of the United States, a commercial bank facility and two United States Private Placement note facilities. APLNG principal and interest payments commenced in March 2017 and are scheduled to occur bi-annually until September 2030. At June 30, 2023, a balance of $4.9 billion was outstanding on these facilities. See Note 8.
At June 30, 2023, the carrying value of our equity method investment in APLNG was approximately $5.6 billion.
PALNG
In March 2023, we acquired a 30 percent direct equity investment in PALNG, a joint venture for the development of a large-scale LNG facility. At June 30, 2023, the carrying value of our equity method investment in PALNG was approximately $0.7 billion. See Note 3.
Qatar Liquefied Gas Company Limited
Our equity method investments in Qatar include the following:
•Qatar Liquefied Gas Company Limited (3) (QG3)—30 percent owned joint venture with affiliates of QatarEnergy (68.5 percent) and Mitsui (1.5 percent)—produces and liquefies natural gas from Qatar’s North Field, as well as exports LNG.
•Qatar Liquefied Gas Company Limited (8) (QG8)—25 percent owned joint venture with an affiliate of QatarEnergy (75 percent)—participant in the North Field East LNG project.
•Qatar Liquefied Gas Company Limited (12) (QG12)—25 percent owned joint venture with an affiliate of QatarEnergy (75 percent)—participant in the NFS LNG project. See Note 3.

At June 30, 2023, the carrying value of our Qatar equity method investments was approximately $1.1 billion.

Note 5—Investment in Cenovus Energy
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

7	ConocoPhillips 2023 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 6—Debt
In the second quarter of 2023, as described further below, we initiated and completed two concurrent transactions as part of our debt refinancing strategy. We issued $1.1 billion in new Notes through our universal shelf registration statement and prospectus supplement and used the funds to repurchase $1.1 billion of existing debt.
New Debt Issuance
On May 23, 2023, we issued $1.1 billion in 5.3% Notes due 2053.
Tender Offer
On May 25, 2023, we repurchased a total of $1,133 million aggregate principal amount of debt as listed below. We paid $33 million below face value to repurchase these debt instruments and recognized a gain on debt extinguishment of $27 million which is included in the "Other expenses" line on our consolidated income statement.

•2.125% Notes due 2024 with principal of $900 million (partial repurchase of $439 million)
•3.350% Notes due 2024 with principal of $426 million (partial repurchase of $160 million)
•2.400% Notes due 2025 with principal of $900 million (partial repurchase of $534 million)

Our debt balance at June 30, 2023 was $16.4 billion, compared with $16.6 billion at December 31, 2022.

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
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at June 30, 2023. At December 31, 2022, we had no commercial paper outstanding and no direct borrowings or letters of credit issued.

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
At June 30, 2023, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis; therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

ConocoPhillips 2023 Q2 10-Q	8

Notes to Consolidated Financial Statements	Table of Contents
Note 7—Changes in Equity

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended June 30, 2023
Balances at March 31, 2023	$21	61,100	(61,904)	(6,027)	54,593	47,783
Net income					2,232	2,232
Other comprehensive income				102		102
Dividends declared
Ordinary ($0.51 per common share)					(620)	(620)
Variable return of cash ($0.60 per common share)					(723)	(723)
Repurchase of company common stock			(1,300)			(1,300)
Excise tax on share repurchases			(13)			(13)
Distributed under benefit plans		69				69
Other					1	1
Balances at June 30, 2023	$21	61,169	(63,217)	(5,925)	55,483	47,531

For the six months ended June 30, 2023
Balances at December 31, 2022	$21	61,142	(60,189)	(6,000)	53,029	48,003
Net income					5,152	5,152
Other comprehensive income				75		75
Dividends declared
Ordinary ($1.02 per common share)					(1,245)	(1,245)
Variable return of cash ($1.20 per common share)					(1,454)	(1,454)
Repurchase of company common stock			(3,000)			(3,000)
Excise tax on share repurchases			(28)			(28)
Distributed under benefit plans		27				27
Other					1	1
Balances at June 30, 2023	$21	61,169	(63,217)	(5,925)	55,483	47,531

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended June 30, 2022
Balances at March 31, 2022	$21	60,907	(52,344)	(4,808)	45,442	49,218
Net income					5,145	5,145
Other comprehensive loss				(505)		(505)
Dividends declared
Ordinary ($0.46 per common share)					(598)	(598)
Variable return of cash ($0.70 per common share)					(896)	(896)
Repurchase of company common stock			(2,300)			(2,300)
Distributed under benefit plans		138				138
Other			—		—	—
Balances at June 30, 2022	$21	61,045	(54,644)	(5,313)	49,093	50,202

For the six months ended June 30, 2022
Balances at December 31, 2021	$21	60,581	(50,920)	(4,950)	40,674	45,406
Net income					10,904	10,904
Other comprehensive loss				(363)		(363)
Dividends declared
Ordinary ($0.92 per common share)					(1,201)	(1,201)
Variable return of cash ($1.00 per common share)					(1,286)	(1,286)
Repurchase of company common stock			(3,725)			(3,725)
Distributed under benefit plans		464				464
Other			1		2	3
Balances at June 30, 2022	$21	61,045	(54,644)	(5,313)	49,093	50,202

9	ConocoPhillips 2023 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 8—Guarantees
At June 30, 2023, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At June 30, 2023, we had outstanding multiple guarantees in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing June 2023 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee to be eight years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At June 30, 2023, the carrying value of this guarantee was approximately $14 million.

•In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy Limited in October 2008, we agreed to reimburse Origin Energy Limited for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements. The final guarantee expires in the fourth quarter of 2041. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $740 million ($1.3 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 14 to 22 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $390 million and would become payable if APLNG does not perform. At June 30, 2023, the carrying value of these guarantees was approximately $29 million.

Qatar Liquefied Gas Company Limited Guarantees
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in QG8 and QG12. These guarantees have an approximate 30-year term with no maximum limit. At June 30, 2023, the carrying value of these guarantees was approximately $14 million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $600 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of two to four years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties. At June 30, 2023, there was no carrying value associated with these guarantees.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnification obligations at June 30, 2023, was approximately $20 million. Those related to environmental issues have terms that are generally indefinite, and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 9 for additional information about environmental liabilities.

ConocoPhillips 2023 Q2 10-Q	10

Notes to Consolidated Financial Statements	Table of Contents
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
For remediation activities in the U.S. and Canada, our balance sheet included a total environmental accrual of $185 million at June 30, 2023, compared with $182 million at December 31, 2022. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

11	ConocoPhillips 2023 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at June 30, 2023, we had performance obligations secured by letters of credit of $261 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
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
In 2014, ConocoPhillips filed a separate and independent arbitration under the rules of the ICC against PDVSA under the contracts that had established the Petrozuata and Hamaca projects. The ICC Tribunal issued an award in April 2018, finding that PDVSA owed ConocoPhillips approximately $2 billion under their agreements in connection with the expropriation of the projects and other pre-expropriation fiscal measures. In August 2018, ConocoPhillips entered into a settlement with PDVSA to recover the full amount of this ICC award, plus interest through the payment period, including initial payments totaling approximately $500 million within a period of 90 days from the time of signing the settlement agreement. The balance of the settlement is to be paid quarterly over a period of four and a half years. Per the settlement, PDVSA recognized the ICC award as a judgment in various jurisdictions, and ConocoPhillips agreed to suspend its legal enforcement actions. ConocoPhillips sent notices of default to PDVSA on October 14 and November 12, 2019, and to date PDVSA has failed to cure its breach. As a result, ConocoPhillips has resumed legal enforcement actions. To date, ConocoPhillips has received approximately $776 million in connection with the ICC award. ConocoPhillips has ensured that the settlement and any actions taken in enforcement thereof meet all appropriate U.S. regulatory requirements, including those related to any applicable sanctions imposed by the U.S. against Venezuela.
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

ConocoPhillips 2023 Q2 10-Q	12

Notes to Consolidated Financial Statements	Table of Contents
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

In July 2021, a federal securities class action was filed against Concho, certain of Concho’s officers, and ConocoPhillips as Concho’s successor in the United States District Court for the Southern District of Texas. On October 21, 2021, the court issued an order appointing Utah Retirement Systems and the Construction Laborers Pension Trust for Southern California as lead plaintiffs (Lead Plaintiffs). On January 7, 2022, the Lead Plaintiffs filed their consolidated complaint alleging that Concho made materially false and misleading statements regarding its business and operations in violation of the federal securities laws and seeking unspecified damages, attorneys’ fees, costs, equitable/injunctive relief, and such other relief that may be deemed appropriate. The defendants filed a motion to dismiss the consolidated complaint on March 8, 2022. On June 23, 2023, the court denied defendants’ motion as to most defendants including Concho/ConocoPhillips. We believe the allegations in the action are without merit and are vigorously defending this litigation.

ConocoPhillips is involved in pending disputes with commercial counterparties relating to the propriety of its force majeure notices following Winter Storm Uri in 2021. We believe these claims are without merit and are vigorously defending them.

Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of financing arrangements. The agreements typically provide for natural gas or crude oil transport and LNG purchase commitments. The fixed and determinable portion of the remaining estimated payments under these various agreements as of June 30, 2023 are: 2023—$4 million; 2024—$7 million; 2025—$7 million; 2026—$7 million; 2027—$7 million; and 2028 and after—$11 billion. Generally, variable components of these obligations include commodity futures prices and inflation rates. Purchases of LNG under these commitments are expected to be offset in the same or approximately same periods by cash received from the related sales transactions.

13	ConocoPhillips 2023 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 10—Derivative and Financial Instruments
We use futures, forwards, swaps and options in various markets to meet our customer needs, capture market opportunities and manage foreign exchange currency risk. Certain of our equity method investments use swaps to manage interest rate risk.
Commodity Derivative Instruments
Our commodity business primarily consists of natural gas, crude oil, bitumen, LNG, NGLs and power.
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
The following table presents the gross fair values of our commodity derivatives, excluding collateral, on our consolidated balance sheet:

	Millions of Dollars
	June 30 2023	December 31 2022
Assets
Prepaid expenses and other current assets	$793	1,795
Other assets	182	242
Liabilities
Other accruals	749	1,800
Other liabilities and deferred credits	148	210
The gains (losses) from commodity derivatives included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Sales and other operating revenues	$(16)	(13)	12	(420)
Other income	(2)	1	(1)	2
Purchased commodities	16	(55)	(56)	346
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long (Short)
	June 30 2023	December 31 2022
Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(22)	(14)
Basis	(9)	(8)

ConocoPhillips 2023 Q2 10-Q	14

Notes to Consolidated Financial Statements	Table of Contents
Foreign Currency Exchange Derivatives
At June 30, 2023, we had outstanding foreign currency forward contracts to buy $5.2 billion CAD at $0.751 against the U.S. dollar in anticipation of our planned acquisition of the additional interest in Surmont. See Note 3. The forward contracts are carried at a fair value of $19 million and are reported within the "Prepaid expenses and other current assets" line on our consolidated balance sheet. For the three- and six-month periods ended June 30, 2023, we recorded an unrealized gain of $19 million in the "Foreign currency transaction gain" line on our consolidated income statement.

Interest Rate Derivative Instruments
During 2023, PALNG executed interest rate swaps that had the effect of converting 60 percent of the projected term loans outstanding to finance the cost of development and construction of Phase 1 from floating to fixed rate. These swaps were designated and qualify for hedge accounting under ASC Topic 815, "Derivatives and Hedging", as a cash flow hedge with changes in the fair value of the designated hedging instrument reported as a component of other comprehensive income and reclassified into earnings in the same periods that the hedged transactions will affect earnings. We recognize our proportionate share of PALNG’s adjustments for other comprehensive income as a change to our equity method investment with corresponding adjustments in equity. For the three- and six-month periods ended June 30, 2023, the impact of these adjustments on our financial statements was negligible.

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
The following investments are carried on our consolidated balance sheet at cost, plus accrued interest, and the table reflects remaining maturities at June 30, 2023, and December 31, 2022:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	June 30 2023	December 31 2022	June 30 2023	December 31 2022
Cash	$551	593
Demand Deposits	831	1,638
Time Deposits
1 to 90 days	4,244	4,116	471	1,288
91 to 180 days			85	883
Within one year			16	11
U.S. Government Obligations
1 to 90 days	49	14	—	—
	$5,675	6,361	572	2,182

15	ConocoPhillips 2023 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at June 30, 2023, and December 31, 2022:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments		Investments and Long-Term Receivables
	June 30 2023	December 31 2022	June 30 2023	December 31 2022	June 30 2023	December 31 2022
Major Security Type
Corporate Bonds	$—	—	231	323	387	309
Commercial Paper	60	97	139	156
U.S. Government Obligations	—	—	120	115	161	63
U.S. Government Agency Obligations			17	8	7	5
Foreign Government Obligations			—	—	11	7
Asset-backed Securities			1	1	116	138
	$60	97	508	603	682	522
Cash and Cash Equivalents and Short-Term Investments have remaining maturities within one year.
Investments and Long-Term Receivables have remaining maturities greater than one year through five years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	June 30 2023	December 31 2022	June 30 2023	December 31 2022
Major Security Type
Corporate Bonds	$627	641	618	632
Commercial Paper	199	253	199	253
U.S. Government Obligations	284	181	281	178
U.S. Government Agency Obligations	24	13	24	13
Foreign Government Obligations	11	7	11	7
Asset-backed Securities	118	139	117	139
	$1,263	1,234	1,250	1,222
As of June 30, 2023, and December 31, 2022, total unrealized losses for debt securities classified as available for sale with net losses were $14 million and $12 million, respectively. No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.
For the three- and six-month periods ended June 30, 2023, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $251 million and $551 million, respectively. For the three- and six-month periods ended June 30, 2022, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $86 million and $201 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.

ConocoPhillips 2023 Q2 10-Q	16

Notes to Consolidated Financial Statements	Table of Contents
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
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at June 30, 2023, and December 31, 2022, was $166 million and $333 million, respectively. For these instruments, no collateral was posted at June 30, 2023 and $42 million of collateral was posted at December 31, 2022. If our credit rating had been downgraded below investment grade at June 30, 2023, we would have been required to post $131 million of additional collateral, either with cash or letters of credit.

17	ConocoPhillips 2023 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 11—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during the six-month period ended June 30, 2023, nor during the year ended December 31, 2022.
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
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in debt securities	$275	975	—	1,250	178	1,044	—	1,222
Commodity derivatives	479	366	130	975	958	951	128	2,037
Total assets	$754	1,341	130	2,225	1,136	1,995	128	3,259

Liabilities
Commodity derivatives	$509	370	18	897	906	843	261	2,010
Total liabilities	$509	370	18	897	906	843	261	2,010

ConocoPhillips 2023 Q2 10-Q	18

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
June 30, 2023
Assets	$975	33	942	548	394	5	389
Liabilities	897	27	870	548	322	44	278

December 31, 2022
Assets	$2,037	39	1,998	1,176	822	37	785
Liabilities	2,010	20	1,990	1,176	814	52	762
At June 30, 2023 and December 31, 2022, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

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
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	June 30 2023	December 31 2022	June 30 2023	December 31 2022
Financial assets
Commodity derivatives	422	824	422	824
Investments in debt securities	1,250	1,222	1,250	1,222
Financial liabilities
Total debt, excluding finance leases	15,247	15,323	15,623	15,545
Commodity derivatives	305	782	305	782

19	ConocoPhillips 2023 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 12—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of our consolidated balance sheet includes:

	Millions of Dollars
	Defined Benefit Plans	Net Unrealized Loss on Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
December 31, 2022	$(448)	(11)	(5,541)	(6,000)
Other comprehensive income	17	1	57	75
June 30, 2023	$(431)	(10)	(5,484)	(5,925)
The following table summarizes reclassifications out of accumulated other comprehensive loss and into net income:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Defined benefit plans	$6	12	17	16
The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $3 million and $3 million for the three-month periods ended June 30, 2023 and June 30, 2022, respectively, and $6 million and $5 million for the six-month periods ended
June 30, 2023 and June 30, 2022, respectively. See Note 14.

Note 13—Cash Flow Information

	Millions of Dollars
	Six Months Ended June 30
	2023	2022
Cash Payments
Interest	$358	486
Income taxes	3,202	3,942

Net Sales (Purchases) of Investments
Short-term investments purchased	$(783)	(1,253)
Short-term investments sold	2,676	613
Long-term investments purchased	(414)	(510)
Long-term investments sold	70	46
	$1,549	(1,104)

ConocoPhillips 2023 Q2 10-Q	20

Notes to Consolidated Financial Statements	Table of Contents
Note 14—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Int'l.	U.S.	Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$13	9	16	13	—	1
Interest cost	20	29	12	21	2	1
Expected return on plan assets	(14)	(37)	(13)	(34)	—	—
Amortization of prior service credit	—	—	—	—	(10)	(10)
Recognized net actuarial loss (gain)	3	17	5	2	(1)	—
Settlements	—	—	18	—	—	—
Net periodic benefit cost	$22	18	38	2	(9)	(8)

Six Months Ended June 30
Service cost	$26	19	32	26	—	1
Interest cost	39	57	24	42	3	2
Expected return on plan assets	(29)	(74)	(26)	(68)	—	—
Amortization of prior service credit	—	—	—	—	(19)	(20)
Recognized net actuarial loss (gain)	6	34	11	4	(2)	—
Settlements	4	—	22	—	—	—
Net periodic benefit cost	$46	36	63	4	(18)	(17)
The components of net periodic benefit cost, other than the service cost component, are included in the "Other expenses" line of our consolidated income statement.
During the first six months of 2023, we contributed $71 million to our domestic benefit plans and $13 million to our international benefit plans. We expect our total contributions in 2023 to be approximately $135 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $65 million to our international qualified and nonqualified pension and postretirement benefit plans.

Note 15—Related Party Transactions
Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Significant Transactions with Equity Affiliates
Operating revenues and other income	$23	21	44	43
Operating expenses and selling, general and administrative expenses	72	44	150	90
Net interest income	—	—	—	(1)

21	ConocoPhillips 2023 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 16—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Revenue from contracts with customers	$11,015	16,728	22,979	31,234
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	1,465	4,411	4,592	7,551
Financial derivative contracts	(129)	22	(409)	138
Consolidated sales and other operating revenues	$12,351	21,161	27,162	38,923
Revenues from contracts outside the scope of ASC Topic 606 relate primarily to physical gas contracts at market prices, which qualify as derivatives accounted for under ASC Topic 815, “Derivatives and Hedging,” and for which we have not elected NPNS. There is no significant difference in contractual terms or the policy for recognition of revenue from these contracts and those within the scope of ASC Topic 606. The following disaggregation of revenues is provided in conjunction with Note 18—Segment Disclosures and Related Information:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Revenue from Contracts Outside the Scope of ASC Topic 606 by Segment
Lower 48	$1,081	3,483	3,589	5,927
Canada	204	807	771	1,367
Europe, Middle East and North Africa	180	121	232	257
Physical contracts meeting the definition of a derivative	$1,465	4,411	4,592	7,551

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Revenue from Contracts Outside the Scope of ASC Topic 606 by Product
Crude oil	$96	64	143	283
Natural gas	1,123	4,254	3,848	7,027
Other	246	93	601	241
Physical contracts meeting the definition of a derivative	$1,465	4,411	4,592	7,551
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

ConocoPhillips 2023 Q2 10-Q	22

Notes to Consolidated Financial Statements	Table of Contents
Receivables and Contract Liabilities
Receivables from Contracts with Customers
At June 30, 2023, the “Accounts and notes receivable” line on our consolidated balance sheet included trade receivables of $3,511 million compared with $5,241 million at December 31, 2022, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared to trade receivables where NPNS has been elected.
Contract Liabilities from Contracts with Customers
We have entered into certain agreements under which we license our proprietary technology, including the Optimized Cascade® process technology, to customers to maximize the efficiency of LNG plants. These agreements typically provide for milestone payments to be made during and after the construction phases of the LNG plant. The payments are not directly related to our performance obligations under the contract and are recorded as deferred revenue to be recognized when the customer is able to benefit from their right to use the applicable licensed technology. No revenue was recognized during the three- and six-month periods ended June 30, 2023. We expect to recognize the outstanding contract liabilities of $19 million as of June 30, 2023, as revenue during 2026.

Note 17—Earnings Per Share
The following table presents the calculation of net income available to common shareholders and basic and diluted EPS. For the periods presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Basic earnings per share

Net Income	$2,232	5,145	5,152	10,904
Less: Dividends and undistributed earnings
allocated to participating securities	8	17	17	33
Net Income available to common shareholders	$2,224	5,128	5,135	10,871
Average common shares outstanding (in Millions)	1,207	1,290	1,214	1,296
Net Income Per Share of Common Stock	$1.84	3.98	4.23	8.39

Diluted earnings per share

Net Income available to common shareholders	$2,224	5,128	5,135	10,871
Average common shares outstanding (in Millions)	1,207	1,290	1,214	1,296
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs (in Millions)	3	6	3	5
Average diluted shares outstanding (in Millions)	1,210	1,296	1,217	1,301
Net Income Per Share of Common Stock	$1.84	3.96	4.22	8.36

23	ConocoPhillips 2023 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 18—Segment Disclosures and Related Information
We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. We manage our operations through six operating segments, which are primarily defined by geographic region: Alaska; Lower 48; Canada; Europe, Middle East and North Africa; Asia Pacific; and Other International.
Corporate and Other represents income and costs not directly associated with an operating segment, such as most interest income and expense; impacts from certain debt transactions; consolidating tax adjustments; corporate overhead and certain technology activities, including licensing revenues; and unrealized holding gains or losses on equity securities. All cash and cash equivalents and short-term investments are included in Corporate and Other.
We evaluate performance and allocate resources based on net income (loss). Intersegment sales are at prices that approximate market.
Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Sales and Other Operating Revenues
Alaska	$1,709	2,349	3,444	4,267
Lower 48	8,389	14,458	18,438	26,015
Intersegment eliminations	(1)	(6)	(5)	(13)
Lower 48	8,388	14,452	18,433	26,002
Canada	850	1,794	2,033	3,314
Intersegment eliminations	(401)	(726)	(741)	(1,377)
Canada	449	1,068	1,292	1,937
Europe, Middle East and North Africa	1,369	2,652	3,071	5,241
Asia Pacific	432	638	896	1,388
Other International	—	—	—	—
Corporate and Other	4	2	26	88
Consolidated sales and other operating revenues	$12,351	21,161	27,162	38,923

Sales and Other Operating Revenues by Geographic Location(1)
United States	$10,040	16,802	21,842	30,355
Canada	449	1,069	1,292	1,938
China	244	301	446	574
Indonesia	—	—	—	159
Libya	447	351	817	782
Malaysia	189	336	450	654
Norway	577	737	1,228	1,669
United Kingdom	404	1,564	1,085	2,790
Other foreign countries	1	1	2	2
Worldwide consolidated	$12,351	21,161	27,162	38,923

Sales and Other Operating Revenues by Product
Crude oil	$8,965	11,494	17,867	21,364
Natural gas	1,860	7,267	6,272	13,265
Natural gas liquids	582	1,042	1,277	1,921
Other(2)	944	1,358	1,746	2,373
Consolidated sales and other operating revenues by product	$12,351	21,161	27,162	38,923
(1)Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2)Includes bitumen and power.

ConocoPhillips 2023 Q2 10-Q	24

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net Income (Loss)
Alaska	$372	687	788	1,271
Lower 48	1,230	3,581	3,082	6,371
Canada	32	316	38	607
Europe, Middle East and North Africa	264	385	629	797
Asia Pacific	387	525	909	1,661
Other International	(4)	—	(3)	—
Corporate and Other	(49)	(349)	(291)	197
Consolidated net income	$2,232	5,145	5,152	10,904

	Millions of Dollars
	June 30 2023	December 31 2022
Total Assets
Alaska	$15,455	15,126
Lower 48	41,544	42,950
Canada	6,868	6,971
Europe, Middle East and North Africa	7,632	8,263
Asia Pacific	8,914	9,511
Other International	1	—
Corporate and Other	9,191	11,008
Consolidated total assets	$89,605	93,829
Note 19—Income Taxes
Our effective tax rate for the three-month periods ended June 30, 2023 and 2022 was 33.6 percent and 32.8 percent, respectively, and our effective tax rate for the six-month periods ended June 30, 2023 and 2022, was 35.0 percent and 29.9 percent, respectively. The change in our effective tax rate for the six-month period ended June 30, 2023 is primarily due to the absence of a release of tax reserves as described below and a shift in our mix of income among our tax jurisdictions.

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

25	ConocoPhillips 2023 Q2 10-Q

Management’s Discussion and Analysis	Table of Contents
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
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies based on production and reserves, with operations and activities in 13 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe and Asia; LNG developments; oil sands in Canada; and an inventory of global exploration prospects. Headquartered in Houston, Texas, at June 30, 2023, we employed approximately 9,700 people worldwide and had total assets of $90 billion.

Overview
At ConocoPhillips, we anticipate that commodity prices will continue to be cyclical and volatile, and our view is that a successful business strategy in the E&P industry must be resilient in lower price environments, while also retaining full upside exposure during periods of higher prices. As such, we are unhedged, remain committed to our disciplined investment framework and continually monitor market fundamentals, including the impacts associated with the conflict in Ukraine, OPEC Plus crude supplies, global demand for our products, oil and gas inventory levels, governmental policies, inflation and supply chain disruptions.
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
In the second quarter of 2023, we completed a strategic debt refinancing that extends the weighted average maturity of our portfolio from 15 years to 17 years and reduces near term debt maturities. See Note 6.

In July, as a part of ongoing portfolio optimization geared towards our returns-focused value proposition, we executed an agreement to purchase the remaining 50 percent interest in Surmont, an asset in our Canada segment. Surmont's long life and durable, low cost of supply barrels play an important role in our portfolio. The transaction is expected to close in the second half of 2023, subject to regulatory approvals and other customary closing conditions. Upon close, as the 100 percent owner and operator of Surmont, we will seek to optimize the asset while remaining on track to achieve our previously announced corporate emissions intensity objectives. See Note 3.

ConocoPhillips 2023 Q2 10-Q	26

Management’s Discussion and Analysis	Table of Contents
As the energy transition continues, we expect demand for lower GHG intensity fuels, such as LNG, to grow to displace coal. In the second quarter of 2023, we continued pursuing expansion of our global LNG portfolio. In June, we closed on the formation of the North Field South (NFS) joint venture, Qatar Liquefied Gas Company Limited (12) (QG12). Participation in the Qatar Liquefied Gas Company Limited (8) (QG8) (North Field East) and QG12 joint ventures will add approximately 2 MTPA net to ConocoPhillips. See Note 4. Additionally, we signed 20-year offtake agreements at the Saguaro LNG export facility on the west coast of Mexico for approximately 2.2 MTPA, subject to Mexico Pacific reaching FID and other certain conditions precedent.
In August, we reconfirmed our 2023 planned return of capital to shareholders of $11 billion through our three-tier return of capital framework, significantly exceeding our goal of 30 percent of our anticipated cash provided by operating activities for the full year. We also declared an ordinary dividend of $0.51 per share and a fourth-quarter VROC payment of $0.60 per share.
Operationally, we remain focused on safely executing the business. Production was 1,805 MBOED in the second quarter of 2023, an increase of 113 MBOED from the same period a year ago. After adjusting for impacts from closed acquisitions and dispositions, second-quarter 2023 production increased by 100 MBOED or six percent from the same period a year ago. Organic growth from Lower 48 and other development programs more than offset normal field decline and downtime.

Second-quarter production resulted in $3.9 billion of cash provided by operating activities. We returned $1.3 billion to shareholders through share repurchases and $1.4 billion through our ordinary dividend and a VROC. We ended the quarter with cash, cash equivalents and short-term investments totaling $6.8 billion.

We re-invested $2.9 billion into the business in the form of capital expenditures and investments during the second quarter of 2023, with over half of the expenditures related to flexible, short-cycle unconventional plays in the Lower 48 segment, where our production has access to both domestic and export markets.

27	ConocoPhillips 2023 Q2 10-Q

Management’s Discussion and Analysis	Table of Contents
Business Environment
Commodity prices are the most significant factor impacting our profitability and related returns on and of capital to our shareholders. Dynamics that could influence world energy markets and commodity prices include, but are not limited to, global economic health, supply or demand disruptions or fears thereof caused by civil unrest, global pandemics, military conflicts, actions taken by OPEC Plus and other major oil producing countries, environmental laws, tax regulations, governmental policies and weather-related disruptions. Our strategy is to create value through price cycles by delivering on the financial, operational and ESG priorities that underpin our value proposition.
Our earnings and operating cash flows generally correlate with price levels for crude oil and natural gas, which are subject to factors external to the company and over which we have no control. The following graph depicts the trend in average benchmark prices for WTI crude oil, Brent crude oil and Henry Hub natural gas:

120
100
80
60
40
20
WTI/Brent $/Bbl
9
8
7
6
5
4
3
2
1
—
HH $/MMBTU
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
WTI - $/Bbl
Brent - $/Bbl
HH - $/MMBTU

Brent crude oil prices averaged $78.39 per barrel in the second quarter of 2023, a decrease of 31 percent compared with $113.78 per barrel in the second quarter of 2022. WTI at Cushing crude oil prices averaged $73.78 per barrel in the second quarter of 2023, a decrease of 32 percent compared with $108.41 per barrel in the second quarter of 2022. Oil prices decreased due to persistent macroeconomic headwinds and refinery outages impacting demand concurrent with higher global supplies versus the prior year.
Henry Hub natural gas prices averaged $2.09 per MMBTU in the second quarter of 2023, a decrease of 71 percent compared with $7.17 per MMBTU in the second quarter of 2022. Henry Hub prices decreased due to higher North American production concurrent with excess inventories following a mild winter.
Our realized bitumen price averaged $41.01 per barrel in the second quarter of 2023, a decrease of 46 percent compared with $75.42 per barrel in the second quarter of 2022. The decrease in the second quarter of 2023 was driven by lower blend prices for Surmont sales, largely attributed to a weakening of WTI price and widening WCS differentials. WCS differentials widened due to weaker demand at the U.S. Gulf Coast. We continue to optimize bitumen price realizations through diluent recovery unit operating improvements as well as blending and transportation strategies.
For the second quarter of 2023, our total average realized price was $54.50 per BOE compared with $88.57 per BOE in the second quarter of 2022.

ConocoPhillips 2023 Q2 10-Q	28

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
Significant items during the second quarter of 2023 and recent announcements included the following:
•Delivered record company and Lower 48 production of 1,805 MBOED and 1,063 MBOED, respectively.
•Executed agreement to purchase the remaining 50% interest in Surmont, subject to regulatory approvals and other closing conditions.
•Completed acquisition of an equity interest in Qatar's NFS project.
•Signed 20-year offtake agreements at the Saguaro LNG export facility on the west coast of Mexico for approximately 2.2 MPTA, subject to Mexico Pacific reaching FID.
•Generated cash provided by operating activities of $3.9 billion.
•Distributed $2.7 billion to shareholders through a three-tier framework, including $1.4 billion through the ordinary dividend and VROC and $1.3 billion through share repurchases.
•Ended the quarter with cash, cash equivalents and restricted cash of $6.0 billion and short-term investments of $1.1 billion.

Outlook
Production, Capital and DD&A
Third-quarter 2023 production is expected to be 1.78 to 1.82 MMBOED. Full-year production guidance is now expected to be 1.80 to 1.81 MMBOED, as compared to prior guidance of 1.78 to 1.80 MMBOED.

2023 capital guidance has been narrowed to $10.8 billion to $11.2 billion versus the prior guidance of $10.7 billion to $11.3 billion reflecting ongoing progress on the company's development plans.

2023 guidance for DD&A has increased from $8.1 billion to $8.2 billion.

All guidance excludes any impact from the previously announced Surmont and APLNG transactions.

29	ConocoPhillips 2023 Q2 10-Q

Results of Operations	Table of Contents
Results of Operations
Unless otherwise indicated, discussion of consolidated results for the three- and six-month periods ended June 30, 2023, is based on a comparison with the corresponding period of 2022.
Consolidated Results
A summary of the company's net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Alaska	$372	687	788	1,271
Lower 48	1,230	3,581	3,082	6,371
Canada	32	316	38	607
Europe, Middle East and North Africa	264	385	629	797
Asia Pacific	387	525	909	1,661
Other International	(4)	—	(3)	—
Corporate and Other	(49)	(349)	(291)	197
Net income	$2,232	5,145	5,152	10,904
Net income in the second quarter of 2023 decreased $2,913 million. Second quarter earnings were negatively impacted by:
•Lower realized commodity prices.
•Absence of gains from dispositions related to the sale of certain noncore assets in the Lower 48 segment as well as contingent payments associated with previous asset sales.
•Higher DD&A expenses primarily due to higher overall production volumes and higher rates from impacts to reserve revisions driven by higher operating expenses.
•Higher production and operating expenses primarily driven by higher production volumes in the Lower 48 segment and increased well work activity.
•Lower LNG sales prices, reflected in equity in earnings of affiliates.
Offsets to the earnings decreases include:
•Lower taxes other than income taxes primarily driven by lower commodity prices, partially offset by higher production volumes.
•Higher sales volumes driven primarily by development in the Lower 48 segment.

Net income in the six-month period ended June 30, 2023, decreased $5,752 million. In addition to the items mentioned above, earnings in the six-month period were negatively impacted by:
•Absence of a $515 million tax benefit related to the closing of an IRS audit in the first quarter of 2022.
See Note 19.
•Absence of gains from dispositions associated with the divestiture of our Indonesia assets in the first quarter of 2022.
•Absence of gains associated with our Cenovus Energy (CVE) common shares which were fully divested in the first quarter of 2022. See Note 5.

Offsets to the earnings decreases in the six-month period include improved commercial performance and timing.

See the “Segment Results” section for additional information.

ConocoPhillips 2023 Q2 10-Q	30

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.
Sales and other operating revenues for the three- and six-month periods of 2023 decreased $8,810 million and $11,761 million, respectively, primarily due to lower realized commodity prices, partially offset by higher sales volumes driven primarily by development in the Lower 48 segment. Decreases in the six-month period also include the impact of the divestiture of our Indonesia assets in the first quarter of 2022.
Equity in earnings of affiliates in the second quarter of 2023 decreased $112 million due to lower earnings primarily driven by lower LNG and crude prices.
Gain (loss) on dispositions for the three- and six-month periods of 2023 decreased $263 million and $987 million, respectively, primarily due to the absence of gains associated with the divestiture of noncore assets in the Lower 48 segment in the second quarter of 2022, the absence of contingent payments associated with previous dispositions in our Canada and Lower 48 segments as well as the divestiture of our Indonesia assets in the first quarter of 2022.
Purchased commodities for the three- and six-month periods of 2023 decreased $4,618 million and $5,231 million, respectively, primarily due to lower prices across all commodities in the U.S. and Europe.
Production and operating expenses for the three- and six-month periods of 2023 increased $145 million and $343 million, respectively, primarily due to higher production volumes in the Lower 48 segment and increased well work activity.
Selling, general and administrative expenses increased $109 million in the second quarter of 2023 primarily due to mark to market adjustments associated with certain compensation programs.

DD&A expenses for the three- and six-month periods of 2023 increased $200 million and $319 million, respectively, mainly due to higher overall production volumes primarily due to development in the Lower 48 segment and higher rates from impacts to reserve revisions driven by higher operating expenses, partially offset by the absence of DD&A from disposed assets.
Taxes other than income taxes for the three- and six-month periods of 2023 decreased $508 million and $746 million, respectively, driven by lower commodity prices, partially offset by higher production volumes.
Other expenses decreased $109 million in the second quarter of 2023 primarily related to the absence of premiums paid to repurchase debt in the second quarter of 2022 as well as a gain of $27 million associated with extinguishment of debt in the second quarter of 2023.
See Note 19—Income Taxes for information regarding our Income tax provision and effective tax rate.

31	ConocoPhillips 2023 Q2 10-Q

Results of Operations	Table of Contents
Summary Operating Statistics

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Average Net Production
Crude oil (MBD)
Consolidated operations	918	857	922	880
Equity affiliates	13	14	12	13
Total crude oil	931	871	934	893

Natural gas liquids (MBD)
Consolidated operations	275	236	270	227
Equity affiliates	8	8	7	7
Total natural gas liquids	283	244	277	234

Bitumen (MBD)	66	59	67	63

Natural gas (MMCFD)
Consolidated operations	1,896	1,872	1,909	1,999
Equity affiliates	1,251	1,235	1,209	1,181
Total natural gas	3,147	3,107	3,118	3,180

Total Production (MBOED)	1,805	1,692	1,798	1,720

	Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated operations	$74.18	111.49	75.85	102.97
Equity affiliates	75.10	111.97	77.90	105.20
Total crude oil	74.19	111.50	75.88	103.00

Natural gas liquids (per bbl)
Consolidated operations	20.05	42.20	22.41	41.61
Equity affiliates	43.62	72.44	50.13	69.99
Total natural gas liquids	20.72	43.26	23.18	42.57

Bitumen (per bbl)	41.01	75.42	34.93	70.25

Natural gas (per MCF)
Consolidated operations	2.89	10.19	4.27	9.46
Equity affiliates	8.23	10.08	9.06	9.51
Total natural gas	5.04	10.15	6.16	9.48

	Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical, lease rental and other	$49	46	119	108
Leasehold impairment	11	10	30	16
Dry holes	23	87	72	88
	$83	143	221	212

ConocoPhillips 2023 Q2 10-Q	32

Results of Operations	Table of Contents
We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. At June 30, 2023, our operations were producing in the U.S., Norway, Canada, Australia, China, Malaysia, Qatar and Libya.
Total production of 1,805 MBOED increased 113 MBOED or 7 percent in the second quarter of 2023 and 78 MBOED or 5 percent in the six-month period of 2023, primarily due to new wells online in the Lower 48, Alaska, Australia, Canada, China, Malaysia and Libya.
Production increases in the second quarter of 2023 were partially offset due to normal field decline.
After adjusting for impacts from closed acquisitions and dispositions, second-quarter 2023 production increased by 100 MBOED or six percent from the same period a year ago. Organic growth from Lower 48 and other development programs more than offset normal field decline and downtime.
Production for the first six months of 2023 was 1,798 MBOED, an increase of 78 MBOED from the same period a year ago. After adjusting for impacts from closed acquisitions and dispositions, production increased 82 MBOED or five percent from the same period a year ago. Organic growth from Lower 48 and other development programs more than offset normal field decline and downtime.

33	ConocoPhillips 2023 Q2 10-Q

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of segment results for the three- and six-month periods ended June 30, 2023, is based on a comparison with the corresponding period of 2022 and are shown after-tax.
Alaska

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net Income ($MM)	$372	687	788	1,271

Average Net Production
Crude oil (MBD)	176	177	177	180
Natural gas liquids (MBD)	16	16	18	17
Natural gas (MMCFD)	34	34	38	34
Total Production (MBOED)	198	199	201	203

Average Sales Prices
Crude oil ($ per bbl)	$76.09	114.77	79.08	105.26
Natural gas ($ per MCF)	4.38	3.34	4.49	3.66
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of June 30, 2023, Alaska contributed 15 percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income
Earnings from Alaska decreased $315 million and $483 million in the three- and six-month periods of 2023, respectively. Decreases to earnings were primarily due to lower realized crude oil prices.
Offsets to the earnings decreases include lower taxes other than income taxes driven by lower realized crude oil prices.
Production
Average production decreased 1 MBOED and 2 MBOED in the three- and six-month periods of 2023, respectively. Decreases to production were primarily due to normal field decline.
Offsets to the production decreases were new wells online at our Western North Slope and Greater Kuparuk Area assets.

ConocoPhillips 2023 Q2 10-Q	34

Results of Operations	Table of Contents
Lower 48

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net Income ($MM)	$1,230	3,581	3,082	6,371

Average Net Production
Crude oil (MBD)	565	528	563	533
Natural gas liquids (MBD)	252	214	245	203
Natural gas (MMCFD)	1,478	1,411	1,448	1,419
Total Production (MBOED)	1,063	977	1,049	972

Average Sales Prices
Crude oil ($ per bbl)	$72.06	109.14	73.19	101.34
Natural gas liquids ($ per bbl)	19.61	42.00	22.01	41.26
Natural gas ($ per MCF)	1.43	6.85	2.16	5.74
The Lower 48 segment consists of operations located in the U.S. Lower 48 states, as well as producing properties in the Gulf of Mexico. As of June 30, 2023, the Lower 48 contributed 64 percent of our consolidated liquids production and 76 percent of our consolidated natural gas production.
Net Income
Earnings from the Lower 48 decreased $2,351 million and $3,289 million in the three- and six-month periods of 2023, respectively. Decreases to earnings include:
•Lower realized commodity prices.
•Higher DD&A expenses primarily due to higher production volumes as well as higher rates from impacts to reserve revisions driven by higher operating expenses.
•Higher production and operating expenses primarily due to higher production volumes, increased well work activity and inflation.
•Absence of gains on disposition of $63 million related to the sale of certain noncore assets as well as contingent payments associated with previous asset sales.
Offsets to the earnings decrease include:
•Higher sales volumes.
•Lower taxes other than income taxes driven by lower realized crude oil prices.

In addition to the items mentioned above, in the six-month period of 2023, earnings impacts include higher earnings associated with improved commercial performance and timing.
Production
Average production increased 86 MBOED and 77 MBOED in the three- and six-month periods of 2023, respectively. Increases to production were primarily due to new wells online from our development programs in the Delaware Basin, Eagle Ford, Midland Basin and Bakken.
Offsets to the production increases were primarily due to normal field decline.

35	ConocoPhillips 2023 Q2 10-Q

Results of Operations	Table of Contents
Canada

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net Income ($MM)	$32	316	38	607

Average Net Production
Crude oil (MBD)	6	5	6	6
Natural gas liquids (MBD)	3	3	3	3
Bitumen (MBD)	66	59	67	63
Natural gas (MMCFD)	58	66	61	65
Total Production (MBOED)	85	78	87	83

Average Sales Prices
Crude oil ($ per bbl)	$59.40	94.79	62.56	88.04
Natural gas liquids ($ per bbl)	17.11	44.93	22.94	43.44
Bitumen ($ per bbl)	41.01	75.42	34.93	70.25
Natural gas ($ per MCF)	0.56	4.47	2.70	3.88
Average sales prices include unutilized transportation costs.
Our Canadian operations mainly consist of the Surmont oil sands development in Alberta and the liquids-rich Montney unconventional play in British Columbia. As of June 30, 2023, Canada contributed six percent of our consolidated liquids production and three percent of our consolidated natural gas production.
Net Income
Earnings from Canada decreased $284 million and $569 million in the three- and six-month periods of 2023, respectively. Decreases to earnings include:
•Lower realized commodity prices.
•The absence of contingent payments associated with the prior sale of certain assets to CVE. The term for contingent payments for our Canada segment ended in the second quarter of 2022.
Production
Average production increased 7 MBOED and 4 MBOED in the three- and six-month periods of 2023, respectively. Increases to production include:
•Absence of a planned turnaround at the Surmont Central Processing Facility 1 during the second quarter of 2022.
•New wells online from our development program in the Montney.
Offsets to the production increases include downtime and normal field decline.

Planned Acquisition
In July 2023, we executed an agreement to purchase the remaining 50 percent interest in the Surmont asset. The effective date is April 1, 2023 with closing expected in the second half of 2023. This transaction is subject to regulatory approvals and other customary closing conditions. See Note 3.

ConocoPhillips 2023 Q2 10-Q	36

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net Income ($MM)	$264	385	629	797

Consolidated Operations
Average Net Production
Crude oil (MBD)	113	90	116	101
Natural gas liquids (MBD)	4	3	4	4
Natural gas (MMCFD)	286	306	313	318
Total Production (MBOED)	165	144	172	158

Average Sales Prices
Crude oil ($ per bbl)	$79.64	115.61	81.48	103.21
Natural gas liquids ($ per bbl)	37.06	68.00	40.63	60.49
Natural gas ($ per MCF)	10.83	28.32	14.31	28.77
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea and the Norwegian Sea, Qatar, Libya and commercial and terminalling operations in the U.K. As of June 30, 2023, our Europe, Middle East and North Africa operations contributed 10 percent of our consolidated liquids production and 16 percent of our consolidated natural gas production.
Net Income
Earnings from Europe, Middle East and North Africa decreased by $121 million and $168 million in the three- and six-month periods of 2023, respectively. Decreases to earnings include:
•Lower realized commodity prices.
•Lower earnings from equity affiliates due to lower LNG sales prices.
•Less foreign exchange gains related to the USD strengthening against the Norwegian Kroner.

Offsets to the earnings decreases include:
•Improved commercial performance and timing.
•Absence of the establishment of a valuation allowance against certain deferred tax assets associated with changes to the Petroleum Tax System in Norway in the second quarter of 2022.
Consolidated Production
Average consolidated production increased 21 MBOED and 14 MBOED in the three- and six-month periods of 2023, respectively. Increases to production include:
•Absence of fieldwide turnarounds in the Greater Ekofisk Area of Norway in the second quarter of 2022.
•Additional interest acquired in Libya's Waha Concession that increased our interest 4.1 percent to 20.4 percent in the fourth quarter of 2022.
•Improved well performance in Norway.
Offsets to the production increases include normal field decline.

Qatar Interest
During 2022, we were awarded a 25 percent interest in QG12, a new joint venture with QatarEnergy to participate in the NFS LNG project. Formation of QG12 closed in June 2023. See Notes 3 and 4.

37	ConocoPhillips 2023 Q2 10-Q

Results of Operations	Table of Contents
Asia Pacific

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net Income ($MM)	$387	525	909	1,661

Consolidated Operations
Average Net Production
Crude oil (MBD)	58	57	60	60
Natural gas (MMCFD)	40	55	49	163
Total Production (MBOED)	65	66	68	87

Average Sales Prices
Crude oil ($ per bbl)	$78.64	117.14	81.07	110.89
Natural gas ($ per MCF)	4.10	4.17	4.22	6.53
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Asia Pacific segment has operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. As of June 30, 2023, Asia Pacific contributed five percent of our consolidated liquids production and three percent of our consolidated natural gas production.
Net Income
Earnings from Asia Pacific decreased $138 million and $752 million in the three- and six-month periods of 2023, respectively. Decreases to earnings include:
•Lower realized commodity prices.
•Lower earnings from equity affiliates due to lower LNG sales prices.

Offsets to the earnings decreases include lower taxes other than income taxes driven by lower realized commodity prices.

In addition to the items mentioned above, in the six-month period of 2023, earnings impacts include:
•Decrease due to the absence of an after-tax gain of $534 million associated with the divestiture of our Indonesia assets in the first quarter of 2022.
•Decrease due to lower sales volumes primarily driven by the divestiture of our Indonesia assets in the first quarter of 2022.
Consolidated Production
Average consolidated production decreased 1 MBOED and 19 MBOED in the three- and six-month periods of 2023, respectively. Decreases to production were primarily due to normal field decline.
Offsets to the production decreases include:
•Bohai Bay development activity and production optimization in China.
•First production from development activity in Gumusut Phase 3 in Malaysia.

In addition to the items mentioned above, in the six-month period of 2023, production also decreased due to the divestiture of our Indonesia assets in the first quarter of 2022.
Planned Acquisition
In March 2023, we announced that, subject to the closing of EIG's transaction with Origin Energy, we intend to take over operatorship of the upstream assets and purchase up to an additional 2.49 percent shareholding interest in Australia Pacific LNG Pty Ltd (APLNG). Both EIG's transaction with Origin Energy and our shareholder acquisition are subject to Australian regulatory approvals and other customary closing conditions. See Note 3.

ConocoPhillips 2023 Q2 10-Q	38

Results of Operations	Table of Contents
Other International

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net Loss ($MM)	$(4)	—	(3)	—
The Other International segment consists of activities associated with prior operations in other countries.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net Income (Loss)
Net interest expense	$(86)	(164)	(176)	(382)
Corporate general and administrative expenses	(96)	(16)	(186)	(95)
Technology	(11)	(9)	(5)	49
Other income (expense)	144	(160)	76	625
	$(49)	(349)	(291)	197
Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Net interest expense improved by $78 million and $206 million in the three- and six-month periods of 2023, respectively, primarily due to higher interest income as well as lower interest expenses.
Corporate G&A expenses include compensation programs and staff costs. Corporate G&A expenses increased $80 million and $91 million in the three- and six-month periods of 2023, respectively, primarily due to mark to market adjustments associated with certain compensation programs.
Technology includes our investment in low-carbon technologies as well as other new technologies or businesses and licensing revenues. Other new technologies or businesses and licensing activities are focused on both conventional and tight oil reservoirs, shale gas, oil sands, enhanced oil recovery, as well as LNG. See Note 16. Earnings from Technology decreased $54 million in the six-month period of 2023, primarily due to lower licensing revenues.
Other income (expense) or “Other” includes certain consolidating tax-related items, foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains/losses on the early retirement of debt, holding gains or losses on equity securities, and pension settlement expense. In the second quarter of 2023, “Other” increased $304 million primarily due to a consolidating tax adjustment, the absence of premiums paid on the early retirement of debt in 2022 coupled with a gain on the early retirement of debt in 2023 and foreign exchange impacts. In the six-month period of 2023, "Other" decreased $549 million. Decreases include the absence of a $474 million federal tax benefit, the absence of $251 million gain associated with our CVE common shares, which were fully divested in the first quarter of 2022, and the absence of an after-tax gain of $62 million associated with debt restructuring transactions. The decreases were offset by the increases described above as well as the absence of $101 million tax impact associated with the disposition of our Indonesia assets in the first quarter of 2022. See Note 5 for information on our CVE common shares, Note 6 for information regarding our debt transactions and Note 19 for information regarding income taxes.

39	ConocoPhillips 2023 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars
	June 30 2023	December 31 2022
Cash and cash equivalents	$5,735	6,458
Short-term investments	1,080	2,785
Total debt	16,444	16,643
Total equity	47,531	48,003
Percent of total debt to capital*	26%	26
Percent of floating-rate debt to total debt	2%	2
*Capital includes total debt and total equity.
To meet our short-term and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs, and our ability to sell securities using our shelf registration statement. During the first six months of 2023, the primary uses of our available cash were $5.8 billion to support our ongoing capital expenditures and investments program, $3.0 billion to repurchase common stock, and $2.8 billion to pay the ordinary dividend and VROC.
At June 30, 2023, we had total liquidity of $12.3 billion, comprised of cash and cash equivalents of $5.7 billion, short-term investments of $1.1 billion, and available borrowing capacity under our credit facility of $5.5 billion. We believe current cash balances and cash generated by operating activities, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, acquisitions, dividend payments and debt obligations.

Significant Changes in Capital
Operating Activities
Cash provided by operating activities was $9.3 billion for the first six months of 2023, compared with $13.0 billion for the corresponding period of 2022. The decrease is primarily due to lower realized commodity prices across all products, partially offset by higher produced sales volumes in the Lower 48.
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

ConocoPhillips 2023 Q2 10-Q	40

Capital Resources and Liquidity	Table of Contents
Investing Activities
For the first six months of 2023, we invested $5.8 billion in capital expenditures and investments. Our 2023 operating plan capital expenditures are currently expected to be between $10.8 billion to $11.2 billion. This guidance excludes any impact from the previously announced Surmont and APLNG transactions. Our 2022 capital expenditures and investments were $10.2 billion. See the “Capital Expenditures and Investments” section.

In the first six months of 2023, we invested $0.9 billion in LNG projects, including PALNG, QG8, and QG12. See Note 3.

Proceeds from asset sales were $0.4 billion in the first six months of 2023 compared with $3.0 billion for the corresponding period in 2022. In the first six months of 2022, we received proceeds of $1.4 billion for the sale of our remaining 91 million common shares of CVE, proceeds of $1.2 billion primarily from asset divestitures in our Asia Pacific and Lower 48 segments after customary adjustments and $0.4 billion in contingent payments associated with prior divestitures. See Note 5.

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
Investing activities in the first six months of 2023 included net sales of $1,549 million of investments. We had net sales of $1,893 million of short-term instruments and net purchases of $344 million of long-term instruments. See Note 13.
In July 2023, we executed an agreement to purchase the remaining 50 percent interest in Surmont from TotalEnergies EP Canada Ltd. for approximately $4.0 billion CAD ($3.0 billion), subject to customary adjustments. The transaction is subject to contingent payments for a five-year term of up to approximately $440 million CAD ($325 million), subject to certain production targets being achieved. Closing of this transaction is anticipated in the second half of 2023, subject to regulatory approvals and other customary closing conditions.

Financing Activities
We have a revolving credit facility totaling $5.5 billion with an expiration date of February 2027. The credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at June 30, 2023.
In the second quarter of 2023, we initiated and completed concurrent debt transactions as part of our debt refinancing strategy that extends the weighted average maturity of our portfolio from 15 years to 17 years and reduces our near-term debt maturities. The refinancing consisted of tender offers to repurchase existing debt with cash and a new debt issuance to fund the repurchase. See Note 6.

Our debt balance at June 30, 2023 was $16.4 billion compared with $16.6 billion at December 31, 2022. The current portion of debt, including payments for finance leases, is $879 million. Payments are expected to be made using current cash balances and cash generated by operating activities.
In May 2023, S&P affirmed our long-term credit rating included below.

The current credit ratings on our long-term debt are:
•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: "A2" with a "stable" outlook

See Note 6 for additional information on debt and the revolving credit facility.

41	ConocoPhillips 2023 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At June 30, 2023, and December 31, 2022, we had direct bank letters of credit of $261 million and $368 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.
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

In the first six months of 2023, we paid ordinary dividends of $1.02 cents per common share and VROC payments of $1.30 cents per common share. In the first six months of 2022, we paid ordinary dividends of $0.92 cents per common share and VROC payments of $0.50 cents per common share.

In August 2023, we declared both an ordinary dividend of $0.51 cents per share and a VROC payment of $0.60 cents per share. The ordinary dividend of $0.51 cents per share is payable September 1, 2023, to shareholders of record on August 16, 2023. The VROC of $0.60 cents per share is payable October 16, 2023, to shareholders of record on September 28, 2023.

In late 2016, we initiated our current share repurchase program. As of October 2022, we had announced a total authorization to repurchase up to $45 billion of our common stock. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. As of June 30, 2023, share repurchases since the inception of our current program totaled 362.9 million shares and $26.4 billion. In the six months ended June 30, 2023, we repurchased 28.1 million shares for a cost of $3.0 billion.

See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2022 Annual Report on Form 10-K.

ConocoPhillips 2023 Q2 10-Q	42

Capital Resources and Liquidity	Table of Contents
Capital Expenditures and Investments

	Millions of Dollars
	Six Months Ended June 30
	2023	2022
Alaska	$769	471
Lower 48	3,357	2,347
Canada	228	247
Europe, Middle East and North Africa	567	364
Asia Pacific	142	1,664
Other International	—	—
Corporate and Other	757	36
Capital expenditures and investments	$5,820	5,129
During the first six months of 2023, capital expenditures and investments supported key operating activities and acquisitions, primarily:
•Appraisal and development activities in Alaska related to the Western North Slope and development activities in the Greater Kuparuk Area.
•Development activities in the Lower 48, primarily in the Delaware Basin, Eagle Ford, Midland Basin and Bakken.
•Appraisal and development activities in the Montney as well as development and optimization of oil sands in Canada.
•Development activities across assets in Norway.
•Continued development activities in Malaysia and China.
•Capital primarily associated with our investments in PALNG, QG8, and QG12.
Our 2023 operating plan capital expenditure guidance is currently expected to be $10.8 billion to $11.2 billion. This guidance excludes any impact from the previously announced Surmont and APLNG transactions. Our operating plan capital was $10.2 billion in 2022.

43	ConocoPhillips 2023 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented below:
Summarized Income Statement Data

Millions of Dollars
Six Months Ended June 30, 2023
Revenues and Other Income	$18,194
Income before income taxes*	5,098
Net Income	5,152
*Includes approximately $3.6 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

	Millions of Dollars
	June 30, 2023	December 31, 2022
Current assets	$7,254	10,766
Amounts due from Non-Obligated Subsidiaries, current	1,559	1,892
Noncurrent assets	86,501	79,269
Amounts due from Non-Obligated Subsidiaries, noncurrent	7,752	6,552
Current liabilities	6,078	8,201
Amounts due to Non-Obligated Subsidiaries, current	2,771	3,248
Noncurrent liabilities	46,702	40,389
Amounts due to Non-Obligated Subsidiaries, noncurrent	31,465	24,594

ConocoPhillips 2023 Q2 10-Q	44

Capital Resources and Liquidity	Table of Contents
Contingencies
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. See Note 9.
Legal and Tax Matters
We are subject to various lawsuits and claims including but not limited to matters involving oil and gas royalty and severance tax payments, gas measurement and valuation methods, contract disputes, environmental damages, climate change, personal injury and property damage. Our primary exposures for such matters relate to alleged royalty and tax underpayments on certain federal, state and privately owned properties, claims of alleged environmental contamination and damages from historic operations and climate change. We will continue to defend ourselves vigorously in these matters.
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
We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of June 30, 2023, there were 15 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws.
For remediation activities in the U.S. and Canada, our balance sheet included a total environmental accrual of $185 million at June 30, 2023, compared with $182 million at December 31, 2022. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
See Part I—Item 1A—Risk Factors – "We expect to continue to incur substantial capital expenditures and operating costs as a result of our compliance with existing and future environmental laws and regulations" in our 2022 Annual Report on Form 10-K and Note 9 for information on environmental litigation.
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

45	ConocoPhillips 2023 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
Company Response to Climate-Related Risks
Our current Climate Risk Strategy and actions for our oil and gas operations are aligned with the aims of the Paris Agreement while being responsive to shareholder interests for long-term value and competitive returns. It is also aligned with our Triple Mandate to responsibly meet energy transition pathway demand, deliver competitive returns on and of capital and achieve our net-zero operational emissions ambition.

In 2020 we became the first U.S.-based oil and gas company to adopt a Paris-aligned climate-risk strategy with an ambition to become a net-zero company for operational (Scope 1 and 2) emissions by 2050. The objective of our Climate Risk Strategy is to manage climate-related risk, optimize opportunities and better equip the company to respond to evolving investor sentiment, technologies for emissions reduction, alternative energy technologies and uncertainties such as government policies. The strategy sets out our choices around portfolio composition, emissions reductions, targets and incentives, emissions-related technology development, and our climate-related policy and financial sector engagement.

In early 2022, we published our Plan for the Net-Zero Energy Transition (the 'Plan'), to outline how we intend to apply our strategic capabilities and resources to meet the challenges posed by climate change in an economically viable, accountable and actionable way that balances the interests of our stakeholders. A progress report on the Plan was published in March 2023.

Key elements of our plan include:
•Maintain strategic flexibility:
◦Build a resilient asset portfolio with a focus on low cost of supply and low GHG intensity to meet transition pathway energy demand.
◦Commit to capital discipline through use of a fully burdened cost of supply, including cost of carbon, as the primary basis for capital allocation.
◦Track the energy transition through a comprehensive scenario planning process to calibrate and understand alternative energy transition pathways and test the resilience of our corporate strategy to climate risk.
•Reduce Scope 1 and 2 emissions:
◦Set targets for emissions over which we have ownership and control, with an ambition to become a net-zero company for Scope 1 and 2 emissions by 2050.
•Address Scope 3 emissions:
◦Advocate for a well-designed, economy-wide price on carbon and engage in development of other policies and legislation to address end-use emissions.
◦Work with our suppliers for alignment on GHG emissions reductions.
•Contribute to the energy transition:
◦Build an attractive LNG portfolio.
◦Evaluate potential investments in emerging energy transition and low-carbon technologies.

Our Plan recognizes the importance of reducing society’s end-use emissions to meet global climate goals. As an upstream producer, we do not control how our total production is ultimately processed into consumer products. This is why we have consistently taken a prominent role in advocating for a well-designed, economy-wide price on carbon and engaged in development of other policies or legislation that could address end-use emissions. We have also expanded policy advocacy beyond carbon pricing to include regulatory action, such as support for the direct regulation of methane.
See Part I—Item 1A—Risk Factors – "Existing and future laws, regulations and internal initiatives relating to global climate changes, such as limitations on GHG emissions may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products" and "Broader investor and societal attention to and efforts to address global climate change may limit who can do business with us or our access to capital and could subject us to litigation" in our 2022 Annual Report on Form 10-K and Note 9 for information on climate change litigation.

ConocoPhillips 2023 Q2 10-Q	46

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
•The impact of broader societal attention to and efforts to address climate change may impact our access to capital and insurance.
•Potential failures or delays in delivering on our current or future low-carbon strategy, including our inability to develop new technologies.
•The impact of public health crises, including pandemics (such as COVID-19) and epidemics and any related company or government policies or actions.

47	ConocoPhillips 2023 Q2 10-Q

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

ConocoPhillips 2023 Q2 10-Q	48

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the six months ended June 30, 2023 does not differ materially from that discussed under Item 7A in our 2022 Annual Report on Form 10-K except for foreign currency exchange risks.

Foreign Currency Exchange Risk
At June 30, 2023, we had outstanding foreign currency exchange forward contracts to buy $5.2 billion CAD at $0.751 against the U.S. dollar in anticipation of our future acquisition of the additional interest in Surmont. The forward contracts have a gross notional value of $5.2 billion CAD and are carried at a fair value of $19 million. Based on the assumed volatility in the fair value, the net fair value of these foreign currency contracts at June 30, 2023, was a before-tax gain of $19 million. Based on an adverse hypothetical 10 percent change in the June 30, 2023 exchange rate, this would result in an additional before-tax loss of approximately $350 million. The sensitivity analysis is based on changing one assumption while holding all other assumptions constant, which in practice may be unlikely to occur, as changes in some of the assumptions may be correlated. The contracts will settle in the second half of 2023.

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At June 30, 2023, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively at June 30, 2023.
There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1.    Legal Proceedings

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the quarter ended June 30, 2023. See Note 9 for information regarding other legal and administrative proceedings.
Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A of our 2022 Annual Report on Form 10-K.

49	ConocoPhillips 2023 Q2 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2023	2,924,079	$104.80	2,924,079	$19,584
May 1 - 31, 2023	4,401,055	101.07	4,401,055	19,139
June 1 - 30, 2023	5,356,292	102.44	5,356,292	18,591
	12,681,426		12,681,426
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase program. As of October 2022, we had announced a total authorization to repurchase up to $45 billion of our common stock. As of June 30, 2023, we had repurchased $26.4 billion of shares. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2022 Annual Report on Form 10-K.

Item 5.    Other Information

Insider Trading Arrangements
During the three-month period ended June 30, 2023, no officers or directors of the company have adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ConocoPhillips 2023 Q2 10-Q	50

Item 6.     Exhibits

3.1*	Second Amended and Restated Bylaws, dated May 16, 2023.

10.1
2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ConocoPhillips filed on May 18, 2023;
File No. 001-32395).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.

51	ConocoPhillips 2023 Q2 10-Q

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Christopher P. Delk
Christopher P. Delk
Vice President, Controller
and General Tax Counsel
August 3, 2023

ConocoPhillips 2023 Q2 10-Q	52