Form 10-Q
period 2023-09-30
CONOCOPHILLIPS
filed 2023-11-02
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,187,407,942 shares of common stock, $.01 par value, outstanding at September 30, 2023.

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations
The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP NOK	British pound Norwegian kroner	DD&A	depreciation, depletion and amortization
		FASB	Financial Accounting Standards Board
Units of Measurement
BBL	barrel	FIFO	first-in, first-out
BCF	billion cubic feet	G&A	general and administrative
BOE	barrel of oil equivalent	GAAP	generally accepted accounting principles
MBD	thousands of barrels per day
MCF	thousand cubic feet	LIFO	last-in, first-out
MM	million	NPNS	normal purchase normal sale
MMBOE	million barrels of oil equivalent	PP&E	properties, plants and equipment
MBOED	thousand barrels of oil equivalent per day	VIE	variable interest entity
MMBOED	million barrels of oil equivalent per day
MMBTU	million British thermal units	Miscellaneous
MMCFD MTPA	million cubic feet per day million tonnes per annum	CERCLA	Federal Comprehensive Environmental Response Compensation and Liability Act
		DEI	diversity, equity and inclusion
Industry		EPA	Environmental Protection Agency
BLM	Bureau of Land Management	ESG	Environmental, Social and Corporate Governance
CBM	coalbed methane
CCS	carbon capture and storage	EU	European Union
E&P	exploration and production	FERC	Federal Energy Regulatory Commission
FEED	front-end engineering and design
FID	final investment decision	GHG	greenhouse gas
FPS	floating production system	HSE	health, safety and environment
FPSO	floating production, storage and	ICC	International Chamber of Commerce
	offloading	ICSID	World Bank’s International
G&G	geological and geophysical		Centre for Settlement of
JOA	joint operating agreement		Investment Disputes
LNG	liquefied natural gas	IRS	Internal Revenue Service
NGLs	natural gas liquids	OTC	over-the-counter
OPEC	Organization of Petroleum	NYSE	New York Stock Exchange
	Exporting Countries	SEC	U.S. Securities and Exchange
PSC	production sharing contract		Commission
PUDs	proved undeveloped reserves	TSR	total shareholder return
SAGD	steam-assisted gravity drainage	U.K.	United Kingdom
WCS	Western Canadian Select	U.S.	United States of America
WTI	West Texas Intermediate	VROC	variable return of cash

1	ConocoPhillips 2023 Q3 10-Q

Financial Statements	Table of Contents
PART I. Financial Information
Item 1.    Financial Statements

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Revenues and Other Income
Sales and other operating revenues	$14,250	21,013	41,412	59,936
Equity in earnings of affiliates	388	561	1,299	1,511
Gain (loss) on dispositions	108	(40)	200	1,039
Other income	120	80	356	408
Total Revenues and Other Income	14,866	21,614	43,267	62,894
Costs and Expenses
Purchased commodities	5,543	9,251	16,297	25,236
Production and operating expenses	1,995	1,799	5,660	5,121
Selling, general and administrative expenses	169	148	533	431
Exploration expenses	92	89	313	301
Depreciation, depletion and amortization	2,095	1,872	6,047	5,505
Impairments	11	2	12	6
Taxes other than income taxes	536	843	1,624	2,677
Accretion on discounted liabilities	68	60	204	182
Interest and debt expense	194	199	561	627
Foreign currency transaction (gain) loss	55	(93)	(3)	(139)
Other expenses	8	4	(5)	(46)
Total Costs and Expenses	10,766	14,174	31,243	39,901
Income before income taxes	4,100	7,440	12,024	22,993
Income tax provision	1,302	2,913	4,074	7,562
Net Income	$2,798	4,527	7,950	15,431

Net Income Per Share of Common Stock (dollars)
Basic	$2.33	3.56	6.56	11.96
Diluted	2.32	3.55	6.54	11.93
Average Common Shares Outstanding (in thousands)
Basic	1,196,641	1,265,893	1,208,018	1,285,739
Diluted	1,199,746	1,269,321	1,211,012	1,289,953
See Notes to Consolidated Financial Statements.

ConocoPhillips 2023 Q3 10-Q	2

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net Income	$2,798	4,527	7,950	15,431
Other comprehensive income (loss)
Defined benefit plans
Reclassification adjustment for amortization of prior service credit included in net income	(9)	(10)	(28)	(30)
Net change	(9)	(10)	(28)	(30)
Net actuarial loss arising during the period	—	(23)	—	(105)
Reclassification adjustment for amortization of net actuarial losses included in net income	20	17	62	58
Net change	20	(6)	62	(47)
Income taxes on defined benefit plans	(2)	4	(8)	16
Defined benefit plans, net of tax	9	(12)	26	(61)
Unrealized holding gain (loss) on securities	—	(7)	3	(16)
Reclassification adjustment for gain included in net income	(1)	(1)	(3)	(1)
Income taxes on unrealized holding loss on securities	—	2	—	4
Unrealized holding loss on securities, net of tax	(1)	(6)	—	(13)
Foreign currency translation adjustments, net of tax	(80)	(534)	(23)	(841)
Unrealized gain on hedging activities	46	—	46	—
Income taxes on unrealized gain on hedging activities	(10)	—	(10)	—
Unrealized gain on hedging activities, net of tax	36	—	36	—
Other Comprehensive Income (Loss), Net of Tax	(36)	(552)	39	(915)
Comprehensive Income	$2,762	3,975	7,989	14,516
See Notes to Consolidated Financial Statements.

3	ConocoPhillips 2023 Q3 10-Q

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	September 30 2023	December 31 2022
Assets
Cash and cash equivalents	$8,830	6,458
Short-term investments	616	2,785
Accounts and notes receivable (net of allowance of $3 and $2, respectively)	5,658	7,075
Accounts and notes receivable—related parties	13	13
Inventories	1,326	1,219
Prepaid expenses and other current assets	738	1,199
Total Current Assets	17,181	18,749
Investments and long-term receivables	8,731	8,225
Net properties, plants and equipment (net of accumulated DD&A of $71,630 and $66,630, respectively)	65,561	64,866
Other assets	2,178	1,989
Total Assets	$93,651	93,829

Liabilities
Accounts payable	$5,119	6,113
Accounts payable—related parties	24	50
Short-term debt	881	417
Accrued income and other taxes	1,919	3,193
Employee benefit obligations	691	728
Other accruals	1,704	2,346
Total Current Liabilities	10,338	12,847
Long-term debt	18,182	16,226
Asset retirement obligations and accrued environmental costs	6,425	6,401
Deferred income taxes	8,325	7,726
Employee benefit obligations	956	1,074
Other liabilities and deferred credits	1,680	1,552
Total Liabilities	45,906	45,826

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value)
Issued (2023—2,103,596,767 shares; 2022—2,100,885,134 shares)
Par value	21	21
Capital in excess of par	61,262	61,142
Treasury stock (at cost: 2023—916,188,825 shares; 2022—877,029,062 shares)	(64,529)	(60,189)
Accumulated other comprehensive loss	(5,961)	(6,000)
Retained earnings	56,952	53,029
Total Equity	47,745	48,003
Total Liabilities and Equity	$93,651	93,829
See Notes to Consolidated Financial Statements.

ConocoPhillips 2023 Q3 10-Q	4

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Nine Months Ended September 30
	2023	2022
Cash Flows From Operating Activities
Net income	$7,950	15,431
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	6,047	5,505
Impairments	12	6
Dry hole costs and leasehold impairments	151	136
Accretion on discounted liabilities	204	182
Deferred taxes	753	1,594
Undistributed equity earnings	920	569
Gain on dispositions	(200)	(1,039)
Gain on investment in Cenovus Energy	—	(251)
Other	16	(38)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	1,147	(1,317)
Increase in inventories	(114)	(64)
Decrease (increase) in prepaid expenses and other current assets	486	(469)
Increase (decrease) in accounts payable	(837)	1,098
Increase (decrease) in taxes and other accruals	(1,833)	379
Net Cash Provided by Operating Activities	14,702	21,722
Cash Flows From Investing Activities
Capital expenditures and investments	(8,365)	(7,626)
Working capital changes associated with investing activities	(175)	542
Acquisition of businesses, net of cash acquired	—	37
Proceeds from asset dispositions	613	3,354
Net sales (purchases) of investments	1,860	(2,235)
Collection of advances/loans—related parties	—	114
Other	(81)	7
Net Cash Used in Investing Activities	(6,148)	(5,807)
Cash Flows From Financing Activities
Issuance of debt	3,787	2,897
Repayment of debt	(1,243)	(5,874)
Issuance of company common stock	(57)	345
Repurchase of company common stock	(4,300)	(6,524)
Dividends paid	(4,175)	(3,336)
Other	(34)	(53)
Net Cash Used in Financing Activities	(6,022)	(12,545)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(150)	(452)
Net Change in Cash, Cash Equivalents and Restricted Cash	2,382	2,918
Cash, cash equivalents and restricted cash at beginning of period	6,694	5,398
Cash, Cash Equivalents and Restricted Cash at End of Period	$9,076	8,316
Restricted cash of $246 million and $236 million is included in the "Other assets" line of our Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022, respectively.
See Notes to Consolidated Financial Statements.

5	ConocoPhillips 2023 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
Note 2—Inventories

	Millions of Dollars
	September 30 2023	December 31 2022
Crude oil and natural gas	$664	641
Materials and supplies	662	578
Total inventories	$1,326	1,219

Inventories valued on the LIFO basis	$374	396

Note 3—Acquisitions and Dispositions
Acquisitions
Surmont
On October 4, 2023, we completed our acquisition of the remaining 50 percent working interest in Surmont from TotalEnergies EP Canada Ltd. Fair value of consideration for the transaction was approximately $3.0 billion after customary adjustments (CAD $4.1 billion):

Fair value of consideration	Billions of Dollars
Cash paid	$2.7
Contingent consideration	0.3
Total Consideration	$3.0

The transaction will be accounted for as a business combination under FASB ASC 805 using the acquisition method, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair values.

The contingent payment arrangement requires additional consideration to be paid to TotalEnergies EP Canada Ltd. up to $0.4 billion CAD ($0.3 billion) over a five-year term. The contingent payments represent $2.0 million for every dollar that WCS pricing exceeds $52 per barrel during the month, subject to certain production targets being achieved. The range of the undiscounted amounts we could pay under the contingent consideration arrangement is between $0 and $0.3 billion. The fair value of the contingent consideration on the acquisition date was $0.3 billion and estimated by applying the income approach.

We are currently in the process of finalizing the initial accounting for the transaction and provisional fair value measurements will be made in the fourth quarter of 2023. We may adjust the measurements in subsequent periods, up to one year from the acquisition date as we identify additional information to complete the necessary analysis.

ConocoPhillips 2023 Q3 10-Q	6

Notes to Consolidated Financial Statements	Table of Contents
QatarEnergy LNG NFS(3) (NFS3), formerly Qatar Liquefied Gas Company Limited (12) (QG12)
During 2022, we were awarded a 25 percent interest in NFS3, a new joint venture with QatarEnergy, to participate in the North Field South (NFS) LNG project. Formation of the NFS joint venture, NFS3, closed in June 2023. NFS3 has a 25 percent interest in the NFS project and is reported as an equity method investment in our Europe, Middle East and North Africa segment. See Note 4.

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

Planned Acquisition
Australia Pacific LNG Pty Ltd (APLNG)
In March 2023, we announced that, subject to the closing of EIG's transaction with Origin Energy, we intend to purchase up to an additional 2.49 percent shareholding interest in APLNG for $0.5 billion, subject to customary adjustments. Upon closing we will own up to 49.99 percent interest in APLNG. The transaction is expected to close in late 2023 or early 2024, with an effective date of July 1, 2022. Both EIG's transaction with Origin Energy and our shareholder acquisition are subject to regulatory approvals and other customary closing conditions.
Note 4—Investments and Long-Term Receivables
APLNG
In 2012, APLNG executed an $8.5 billion project finance facility that became non-recourse following financial completion in 2017. The facility is currently composed of a financing agreement with the Export-Import Bank of the United States, a commercial bank facility and two United States Private Placement note facilities. APLNG principal and interest payments commenced in March 2017 and are scheduled to occur bi-annually until September 2030. At September 30, 2023, a balance of $4.7 billion was outstanding on these facilities. See Note 8.
At September 30, 2023, the carrying value of our equity method investment in APLNG was approximately $5.4 billion.
PALNG
In March 2023, we acquired a 30 percent direct equity investment in PALNG, a joint venture for the development of a large-scale LNG facility. At September 30, 2023, the carrying value of our equity method investment in PALNG was approximately $0.9 billion. See Note 3.
QatarEnergy LNG
In the third quarter of 2023, the names of all the Qatar Liquefied Gas Company Limited joint ventures were changed to QatarEnergy LNG.

Our equity method investments in Qatar include the following:
•QatarEnergy LNG N(3) (N3), formerly Qatar Liquefied Gas Company Limited (3) (QG3)—30 percent owned joint venture with affiliates of QatarEnergy (68.5 percent) and Mitsui (1.5 percent)—produces and liquefies natural gas from Qatar’s North Field, as well as exports LNG.
•QatarEnergy LNG NFE(4) (NFE4), formerly Qatar Liquefied Gas Company Limited (8) (QG8)—25 percent owned joint venture with an affiliate of QatarEnergy (75 percent)—participant in the North Field East project.
•QatarEnergy LNG NFS(3) (NFS3), formerly Qatar Liquefied Gas Company Limited (12) (QG12)—25 percent owned joint venture with an affiliate of QatarEnergy (75 percent)—participant in the North Field South project. See Note 3.

At September 30, 2023, the carrying value of our Qatar equity method investments was approximately $1.1 billion.

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

7	ConocoPhillips 2023 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 6—Debt
In the third quarter of 2023, we issued $2.7 billion in new Notes through our universal shelf registration statement and prospectus supplement. The net proceeds were used to fund the acquisition of the remaining 50 percent working interest in Surmont, which was completed on October 4, 2023. See Note 3. The following Notes were issued:

•5.05% Notes due 2033 with principal of $1.0 billion
•5.55% Notes due 2054 with principal of $1.0 billion
•5.70% Notes due 2063 with principal of $0.7 billion

In the second quarter of 2023, as described further below, we initiated and completed two concurrent transactions as part of our debt refinancing strategy. We issued $1.1 billion in new Notes through our universal shelf registration statement and prospectus supplement and used the proceeds to repurchase $1.1 billion of existing debt.
New Debt Issuance
On May 23, 2023, we issued 5.3% Notes due 2053 with principal of $1.1 billion.
Tender Offers
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

•2.125% Notes due 2024 with principal of $900 million (partial repurchase of $439 million)
•3.350% Notes due 2024 with principal of $426 million (partial repurchase of $160 million)
•2.400% Notes due 2025 with principal of $900 million (partial repurchase of $534 million)

Our debt balance at September 30, 2023 was $19.1 billion, compared with $16.6 billion at December 31, 2022.

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
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at September 30, 2023. At December 31, 2022, we had no commercial paper outstanding and no direct borrowings or letters of credit issued.

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
At September 30, 2023, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis; therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

ConocoPhillips 2023 Q3 10-Q	8

Notes to Consolidated Financial Statements	Table of Contents
Note 7—Changes in Equity

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended September 30, 2023
Balances at June 30, 2023	$21	61,169	(63,217)	(5,925)	55,483	47,531
Net income					2,798	2,798
Other comprehensive loss				(36)		(36)
Dividends declared
Ordinary ($0.51 per common share)					(613)	(613)
Variable return of cash ($0.60 per common share)					(717)	(717)
Repurchase of company common stock			(1,300)			(1,300)
Excise tax on share repurchases			(12)			(12)
Distributed under benefit plans		92				92
Other		1			1	2
Balances at September 30, 2023	$21	61,262	(64,529)	(5,961)	56,952	47,745

For the nine months ended September 30, 2023
Balances at December 31, 2022	$21	61,142	(60,189)	(6,000)	53,029	48,003
Net income					7,950	7,950
Other comprehensive income				39		39
Dividends declared
Ordinary ($1.53 per common share)					(1,858)	(1,858)
Variable return of cash ($1.80 per common share)					(2,171)	(2,171)
Repurchase of company common stock			(4,300)			(4,300)
Excise tax on share repurchases			(40)			(40)
Distributed under benefit plans		119				119
Other		1			2	3
Balances at September 30, 2023	$21	61,262	(64,529)	(5,961)	56,952	47,745

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended September 30, 2022
Balances at June 30, 2022	$21	61,045	(54,644)	(5,313)	49,093	50,202
Net income					4,527	4,527
Other comprehensive loss				(552)		(552)
Dividends declared
Ordinary ($0.46 per common share)					(588)	(588)
Variable return of cash ($1.40 per common share)					(1,754)	(1,754)
Repurchase of company common stock			(2,799)			(2,799)
Distributed under benefit plans		44				44
Other			(1)			(1)
Balances at September 30, 2022	$21	61,089	(57,444)	(5,865)	51,278	49,079

For the nine months ended September 30, 2022
Balances at December 31, 2021	$21	60,581	(50,920)	(4,950)	40,674	45,406
Net income					15,431	15,431
Other comprehensive loss				(915)		(915)
Dividends declared
Ordinary ($1.38 per common share)					(1,789)	(1,789)
Variable return of cash ($2.40 per common share)					(3,040)	(3,040)
Repurchase of company common stock			(6,524)			(6,524)
Distributed under benefit plans		508				508
Other					2	2
Balances at September 30, 2022	$21	61,089	(57,444)	(5,865)	51,278	49,079

9	ConocoPhillips 2023 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 8—Guarantees
At September 30, 2023, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At September 30, 2023, we had outstanding multiple guarantees in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing September 2023 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee to be seven years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At September 30, 2023, the carrying value of this guarantee was approximately $14 million.

•In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy Limited in October 2008, we agreed to reimburse Origin Energy Limited for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements. The final guarantee expires in the fourth quarter of 2041. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $710 million ($1.2 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 13 to 22 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $380 million and would become payable if APLNG does not perform. At September 30, 2023, the carrying value of these guarantees was approximately $29 million.

QatarEnergy LNG Guarantees
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in NFE4 and NFS3. These guarantees have an approximate 30-year term with no maximum limit. At September 30, 2023, the carrying value of these guarantees was approximately $14 million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $590 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of two to four years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties. At September 30, 2023, there was no carrying value associated with these guarantees.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnification obligations at September 30, 2023, was approximately $20 million. Those related to environmental issues have terms that are generally indefinite, and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 9 for additional information about environmental liabilities.

ConocoPhillips 2023 Q3 10-Q	10

Notes to Consolidated Financial Statements	Table of Contents
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
For remediation activities in the U.S. and Canada, our consolidated balance sheet included a total environmental accrual of $187 million at September 30, 2023, compared with $182 million at December 31, 2022. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

11	ConocoPhillips 2023 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at September 30, 2023, we had performance obligations secured by letters of credit of $398 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
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
In 2014, ConocoPhillips filed a separate and independent arbitration under the rules of the ICC against PDVSA under the contracts that had established the Petrozuata and Hamaca projects. The ICC Tribunal issued an award in April 2018, finding that PDVSA owed ConocoPhillips approximately $2 billion under their agreements in connection with the expropriation of the projects and other pre-expropriation fiscal measures. In August 2018, ConocoPhillips entered into a settlement with PDVSA to recover the full amount of this ICC award, plus interest through the payment period, including initial payments totaling approximately $500 million within a period of 90 days from the time of signing the settlement agreement. The balance of the settlement was to be paid quarterly over a period of four and a half years. Per the settlement, PDVSA recognized the ICC award as a judgment in various jurisdictions, and ConocoPhillips agreed to suspend its legal enforcement actions. ConocoPhillips sent notices of default to PDVSA on October 14 and November 12, 2019, and to date PDVSA has failed to cure its breach. As a result, ConocoPhillips has resumed legal enforcement actions. To date, ConocoPhillips has received approximately $777 million in connection with the ICC award. ConocoPhillips has ensured that the settlement and any actions taken in enforcement thereof meet all appropriate U.S. regulatory requirements, including those related to any applicable sanctions imposed by the U.S. against Venezuela.
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

ConocoPhillips 2023 Q3 10-Q	12

Notes to Consolidated Financial Statements	Table of Contents
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

Several Louisiana parishes and the State of Louisiana have filed 43 lawsuits under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA) against oil and gas companies, including ConocoPhillips, seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. ConocoPhillips entities are defendants in 22 of the lawsuits and will vigorously defend against them. On October 17, 2022, the Fifth Circuit affirmed remand of the lead case to state court and the subsequent request for rehearing was denied. On February 27, 2023, the Supreme Court denied a certiorari petition from the defendants regarding the Fifth Circuit ruling. Accordingly, the federal district courts have issued remands to state court. Because Plaintiffs’ SLCRMA theories are unprecedented, there is uncertainty about these claims (both as to scope and damages) and we continue to evaluate our exposure in these lawsuits.
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

Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of financing arrangements. The agreements typically provide for natural gas or crude oil transport and LNG purchase commitments. The fixed and determinable portion of the remaining estimated payments under these various agreements as of September 30, 2023 are: 2023—$2 million; 2024—$7 million; 2025—$7 million; 2026—$7 million; 2027—$7 million; and 2028 and after—$11 billion. Generally, variable components of these obligations include commodity futures prices and inflation rates. Purchases of LNG under these commitments are expected to be offset in the same or approximately same periods by cash received from the related sales transactions.

13	ConocoPhillips 2023 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 10—Derivative and Financial Instruments
We use futures, forwards, swaps and options in various markets to meet our customers' needs, capture market opportunities and manage foreign exchange currency risk. Certain of our equity method investments use swaps to manage interest rate risk.
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
The following table presents the gross fair values of our commodity derivatives, excluding collateral, on our consolidated balance sheet:

	Millions of Dollars
	September 30 2023	December 31 2022
Assets
Prepaid expenses and other current assets	$535	1,795
Other assets	127	242
Liabilities
Other accruals	506	1,800
Other liabilities and deferred credits	97	210
The gains (losses) from commodity derivatives included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Sales and other operating revenues	$(11)	(129)	1	(549)
Other income	(5)	(4)	(6)	(2)
Purchased commodities	7	6	(49)	352
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long (Short)
	September 30 2023	December 31 2022
Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(23)	(14)
Basis	(4)	(8)

ConocoPhillips 2023 Q3 10-Q	14

Notes to Consolidated Financial Statements	Table of Contents
Foreign Currency Exchange Derivatives
In the second quarter of 2023, we entered into foreign exchange forward contracts to buy $5.2 billion CAD at $0.751 against the USD for settlement in September 2023, in anticipation of our planned acquisition of the additional interest in Surmont. For both the three- and nine-month periods ended September 30, 2023, we recorded a realized loss of $76 million in the "Foreign currency transaction (gain) loss" line on our consolidated income statement. The related cash flows associated with the loss on derivatives are included in the "Other" line within investing activities on our consolidated statement of cash flows. We subsequently entered into additional foreign exchange forward contracts to buy $4.3 billion CAD at $0.736 against the USD. At September 30, 2023, the forward contracts had a net fair value of $36 million. The derivative asset of $47 million and the derivative liability of $11 million are reported within the "Prepaid expenses and other current assets" and "Other accruals" lines, respectively, on our consolidated balance sheet. For the three- and nine-month periods ended September 30, 2023, we recorded an unrealized gain of $17 million and $36 million, respectively, in the "Foreign currency transaction (gain) loss" line on our consolidated income statement related to these contracts, which settled in the fourth quarter.

Interest Rate Derivative Instruments
During 2023, PALNG executed interest rate swaps that had the effect of converting 60 percent of the projected term loans outstanding to finance the cost of development and construction of Phase 1 from floating to fixed rate. These swaps were designated and qualify for hedge accounting under ASC Topic 815, "Derivatives and Hedging", as a cash flow hedge with changes in the fair value of the designated hedging instrument reported as a component of other comprehensive income and reclassified into earnings in the same periods that the hedged transactions will affect earnings. We recognize our proportionate share of PALNG’s adjustments for other comprehensive income as a change to our equity method investment with corresponding adjustments in equity. For the three- and nine-month periods ended September 30, 2023, we recognized an unrealized gain of $46 million in other comprehensive income related to these swaps.

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
•Foreign government obligations: Securities issued by foreign governments.
•Corporate bonds: Unsecured debt securities issued by corporations.
•Asset-backed securities: Collateralized debt securities.

15	ConocoPhillips 2023 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following investments are carried on our consolidated balance sheet at cost, plus accrued interest, and the table reflects remaining maturities at September 30, 2023, and December 31, 2022:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	September 30 2023	December 31 2022	September 30 2023	December 31 2022
Cash	$500	593
Demand Deposits	2,459	1,638
Time Deposits
1 to 90 days	3,895	4,116	86	1,288
91 to 180 days			11	883
Within one year			15	11
U.S. Government Obligations
1 to 90 days	1,965	14	—	—
	$8,819	6,361	112	2,182
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at September 30, 2023, and December 31, 2022:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments		Investments and Long-Term Receivables
	September 30 2023	December 31 2022	September 30 2023	December 31 2022	September 30 2023	December 31 2022
Major Security Type
Corporate Bonds	$1	—	220	323	517	309
Commercial Paper	10	97	150	156
U.S. Government Obligations	—	—	118	115	158	63
U.S. Government Agency Obligations			12	8	6	5
Foreign Government Obligations			3	—	8	7
Asset-Backed Securities			1	1	150	138
	$11	97	504	603	839	522
Cash and Cash Equivalents and Short-Term Investments have remaining maturities within one year.
Investments and Long-Term Receivables have remaining maturities greater than one year through five years.

ConocoPhillips 2023 Q3 10-Q	16

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	September 30 2023	December 31 2022	September 30 2023	December 31 2022
Major Security Type
Corporate Bonds	$747	641	738	632
Commercial Paper	160	253	160	253
U.S. Government Obligations	280	181	276	178
U.S. Government Agency Obligations	18	13	18	13
Foreign Government Obligations	11	7	11	7
Asset-Backed Securities	152	139	151	139
	$1,368	1,234	1,354	1,222
As of September 30, 2023, and December 31, 2022, total unrealized losses for debt securities classified as available for sale with net losses were $14 million and $12 million, respectively. No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.
For the three- and nine-month periods ended September 30, 2023, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $258 million and $809 million, respectively. For the three- and nine-month periods ended September 30, 2022, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $198 million and $399 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.
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

17	ConocoPhillips 2023 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at September 30, 2023, and December 31, 2022, was $108 million and $333 million, respectively. For these instruments, no collateral was posted at September 30, 2023, and $42 million of collateral was posted at December 31, 2022. If our credit rating had been downgraded below investment grade at September 30, 2023, we would have been required to post $89 million of additional collateral, either with cash or letters of credit.

Note 11—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during the nine-month period ended September 30, 2023, nor during the year ended December 31, 2022.
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
•Level 2 derivative assets and liabilities primarily represent OTC swaps, options and forward purchase and sale contracts that are valued using adjusted exchange prices, prices provided by brokers or pricing service companies that are all corroborated by market data. Level 2 also includes our investments in debt securities classified as available for sale, including investments in corporate bonds, commercial paper, asset-backed securities, U.S. government agency obligations and foreign government obligations that are valued using pricing provided by brokers or pricing service companies that are corroborated with market data.
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
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in debt securities	$276	1,078	—	1,354	178	1,044	—	1,222
Commodity derivatives	361	231	70	662	958	951	128	2,037
Total assets	$637	1,309	70	2,016	1,136	1,995	128	3,259

Liabilities
Commodity derivatives	$376	203	24	603	906	843	261	2,010
Total liabilities	$376	203	24	603	906	843	261	2,010

ConocoPhillips 2023 Q3 10-Q	18

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
September 30, 2023
Assets	$662	30	632	418	214	1	213
Liabilities	603	27	576	418	158	23	135

December 31, 2022
Assets	$2,037	39	1,998	1,176	822	37	785
Liabilities	2,010	20	1,990	1,176	814	52	762
At September 30, 2023 and December 31, 2022, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

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
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	September 30 2023	December 31 2022	September 30 2023	December 31 2022
Financial assets
Commodity derivatives	243	824	243	824
Investments in debt securities	1,354	1,222	1,354	1,222
Financial liabilities
Total debt, excluding finance leases	17,906	15,323	17,375	15,545
Commodity derivatives	162	782	162	782

19	ConocoPhillips 2023 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 12—Suspended Wells
The capitalized cost of suspended wells at September 30, 2023 was $459 million, a decrease of $68 million from December 31, 2022. In the third quarter of 2023, after further evaluation we recognized dry hole expense of $37 million for the suspended Warka discovery well on license PL 1009 in the Norwegian Sea.

Note 13—Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of our consolidated balance sheet includes:

	Millions of Dollars
	Defined Benefit Plans	Unrealized Holding Loss on Securities	Foreign Currency Translation	Unrealized Gain on Hedging Activities	Accumulated Other Comprehensive Loss
December 31, 2022	$(448)	(11)	(5,541)	—	(6,000)
Other comprehensive income (loss)	26	—	(23)	36	39
September 30, 2023	$(422)	(11)	(5,564)	36	(5,961)
The following table summarizes reclassifications out of accumulated other comprehensive loss and into net income:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Defined benefit plans	$9	6	26	22
The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $2 million and $1 million for the three-month periods ended September 30, 2023 and September 30, 2022, respectively, and $8 million and $6 million for the nine-month periods ended
September 30, 2023 and September 30, 2022, respectively. See Note 15.

Note 14—Cash Flow Information

	Millions of Dollars
	Nine Months Ended September 30
	2023	2022
Cash Payments
Interest	$533	706
Income taxes	4,141	5,602

Net Sales (Purchases) of Investments
Short-term investments purchased	$(917)	(2,960)
Short-term investments sold	3,350	1,297
Long-term investments purchased	(676)	(640)
Long-term investments sold	103	68
	$1,860	(2,235)

ConocoPhillips 2023 Q3 10-Q	20

Notes to Consolidated Financial Statements	Table of Contents
Note 15—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Int'l.	U.S.	Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$12	10	13	13	—	—
Interest cost	19	28	18	19	1	1
Expected return on plan assets	(15)	(38)	(10)	(31)	—	—
Amortization of prior service credit	—	—	—	(1)	(9)	(9)
Recognized net actuarial loss (gain)	3	16	6	2	(1)	—
Settlements	2	—	9	—	—	—
Net periodic benefit cost	$21	16	36	2	(9)	(8)

Nine Months Ended September 30
Service cost	$38	29	45	39	—	1
Interest cost	58	85	42	61	4	3
Expected return on plan assets	(44)	(112)	(36)	(99)	—	—
Amortization of prior service credit	—	—	—	(1)	(28)	(29)
Recognized net actuarial loss (gain)	9	50	17	6	(3)	—
Settlements	6	—	31	—	—	—
Net periodic benefit cost	$67	52	99	6	(27)	(25)
The components of net periodic benefit cost, other than the service cost component, are included in the "Other expenses" line of our consolidated income statement.
During the first nine months of 2023, we contributed $126 million to our domestic benefit plans and $51 million to our international benefit plans. We expect our total contributions in 2023 to be approximately $135 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $60 million to our international qualified and nonqualified pension and postretirement benefit plans.

Note 16—Related Party Transactions
Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Significant Transactions with Equity Affiliates
Operating revenues and other income	$23	21	67	64
Purchases	—	—	—	1
Operating expenses and selling, general and administrative expenses	73	55	224	145
Net interest income	—	—	—	(1)

21	ConocoPhillips 2023 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 17—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Revenue from contracts with customers	$12,599	15,968	35,578	47,202
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	1,697	5,012	6,289	12,563
Financial derivative contracts	(46)	33	(455)	171
Consolidated sales and other operating revenues	$14,250	21,013	41,412	59,936
Revenues from contracts outside the scope of ASC Topic 606 relate primarily to physical gas contracts at market prices, which qualify as derivatives accounted for under ASC Topic 815, “Derivatives and Hedging,” and for which we have not elected NPNS. There is no significant difference in contractual terms or the policy for recognition of revenue from these contracts and those within the scope of ASC Topic 606. The following disaggregation of revenues is provided in conjunction with Note 19—Segment Disclosures and Related Information:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Revenue from Contracts Outside the Scope of ASC Topic 606 by Segment
Lower 48	$1,478	4,275	5,067	10,202
Canada	207	553	978	1,920
Europe, Middle East and North Africa	12	184	244	441
Physical contracts meeting the definition of a derivative	$1,697	5,012	6,289	12,563

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Revenue from Contracts Outside the Scope of ASC Topic 606 by Product
Crude oil	$—	147	143	430
Natural gas	1,274	4,355	5,122	11,382
Other	423	510	1,024	751
Physical contracts meeting the definition of a derivative	$1,697	5,012	6,289	12,563
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

ConocoPhillips 2023 Q3 10-Q	22

Notes to Consolidated Financial Statements	Table of Contents
Receivables and Contract Liabilities
Receivables from Contracts with Customers
At September 30, 2023, the “Accounts and notes receivable” line on our consolidated balance sheet included trade receivables of $4,630 million compared with $5,241 million at December 31, 2022, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared to trade receivables where NPNS has been elected.
Contract Liabilities from Contracts with Customers
We have entered into certain agreements under which we license our proprietary technology, including the Optimized Cascade® process technology, to customers to maximize the efficiency of LNG plants. These agreements typically provide for milestone payments to be made during and after the construction phases of the LNG plant. The payments are not directly related to our performance obligations under the contract and are recorded as deferred revenue to be recognized when the customer is able to benefit from their right to use the applicable licensed technology. Revenue recognized during the three- and nine-month periods ended September 30, 2023 was immaterial. We expect to recognize the outstanding contract liabilities of $26 million as of September 30, 2023, as revenue during the years 2026, 2028 and 2029.

Note 18—Earnings Per Share
The following table presents the calculation of net income available to common shareholders and basic and diluted EPS. For the periods presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Basic earnings per share

Net Income	$2,798	4,527	7,950	15,431
Less: Dividends and undistributed earnings
allocated to participating securities	9	16	26	47
Net Income available to common shareholders	$2,789	4,511	7,924	15,384
Average common shares outstanding (in Millions)	1,197	1,266	1,208	1,286
Net Income Per Share of Common Stock	$2.33	3.56	6.56	11.96

Diluted earnings per share

Net Income available to common shareholders	$2,789	4,511	7,924	15,384
Average common shares outstanding (in Millions)	1,197	1,266	1,208	1,286
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs (in Millions)	3	3	3	4
Average diluted shares outstanding (in Millions)	1,200	1,269	1,211	1,290
Net Income Per Share of Common Stock	$2.32	3.55	6.54	11.93

23	ConocoPhillips 2023 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
We evaluate performance and allocate resources based on net income (loss). Intersegment sales are at prices that approximate market.
Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Sales and Other Operating Revenues
Alaska	$1,801	1,984	5,245	6,251
Lower 48	9,883	14,287	28,321	40,302
Intersegment eliminations	—	(2)	(5)	(15)
Lower 48	9,883	14,285	28,316	40,287
Canada	1,320	1,348	3,353	4,662
Intersegment eliminations	(512)	(583)	(1,253)	(1,960)
Canada	808	765	2,100	2,702
Europe, Middle East and North Africa	1,211	3,361	4,282	8,602
Asia Pacific	544	617	1,440	2,005
Corporate and Other	3	1	29	89
Consolidated sales and other operating revenues	$14,250	21,013	41,412	59,936

Sales and Other Operating Revenues by Geographic Location(1)
United States	$11,550	16,269	33,392	46,624
Canada	808	764	2,100	2,702
China	225	273	671	847
Indonesia	—	—	—	159
Libya	392	317	1,209	1,099
Malaysia	319	345	769	999
Norway	589	1,042	1,817	2,711
United Kingdom	366	2,002	1,451	4,792
Other foreign countries	1	1	3	3
Worldwide consolidated	$14,250	21,013	41,412	59,936

Sales and Other Operating Revenues by Product
Crude oil	$10,027	10,353	27,894	31,717
Natural gas	2,209	8,295	8,481	21,560
Natural gas liquids	677	989	1,954	2,909
Other(2)	1,337	1,376	3,083	3,750
Consolidated sales and other operating revenues by product	$14,250	21,013	41,412	59,936
(1)Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2)Includes bitumen and power.

ConocoPhillips 2023 Q3 10-Q	24

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net Income (Loss)
Alaska	$448	580	1,236	1,851
Lower 48	1,781	2,653	4,863	9,024
Canada	186	119	224	726
Europe, Middle East and North Africa	253	922	882	1,719
Asia Pacific	465	520	1,374	2,181
Other International	(2)	(28)	(5)	(28)
Corporate and Other	(333)	(239)	(624)	(42)
Consolidated net income	$2,798	4,527	7,950	15,431

	Millions of Dollars
	September 30 2023	December 31 2022
Total Assets
Alaska	$15,535	15,126
Lower 48	42,435	42,950
Canada	7,103	6,971
Europe, Middle East and North Africa	7,600	8,263
Asia Pacific	8,846	9,511
Other International	2	—
Corporate and Other	12,130	11,008
Consolidated total assets	$93,651	93,829
Note 20—Income Taxes
Our effective tax rate for the three-month periods ended September 30, 2023 and 2022 was 31.8 percent and 39.2 percent, respectively. The change in the effective tax rate for the three-month period ending September 30, 2023 is primarily due to the release of tax reserves and the recognition of a Malaysia tax benefit, described below, and a shift in our mix of income among our tax jurisdictions.

Our effective tax rate for the nine-month periods ended September 30, 2023 and 2022 was 33.9 percent and 32.9 percent, respectively. The change in our effective tax rate for the nine-month period ended September 30, 2023 is primarily due to a smaller release of tax reserves in 2023 compared to 2022, partly offset by the recognition of a Malaysia tax benefit, described below, and a shift in our mix of income among our tax jurisdictions.

During the third quarter of 2023, we received legislative approval in the Malaysia Block J to claim certain deepwater tax incentives. As a result, we recorded an income tax benefit of $52 million.

During the third quarter of 2023, the Canada Revenue Agency closed the 2018 audit of one of our Canadian subsidiaries. As a result, we recognized a Canadian tax benefit of $92 million relating to our disposition of certain Canadian assets that was previously offset by a full reserve.

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

In October 2023, the statute of limitations expired with respect to a foreign subsidiary that will result in the recognition of a $203 million tax benefit in the fourth quarter related to the reversal of a tax reserve.

25	ConocoPhillips 2023 Q3 10-Q

Management’s Discussion and Analysis	Table of Contents
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
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies based on production and reserves, with operations and activities in 13 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; global LNG developments; oil sands in Canada; and an inventory of global exploration prospects. Headquartered in Houston, Texas, at September 30, 2023, we employed approximately 9,800 people worldwide and had total assets of $94 billion.

Overview
At ConocoPhillips, we anticipate that commodity prices will continue to be cyclical and volatile, and our view is that a successful business strategy in the E&P industry must be resilient in lower price environments, while also retaining full upside exposure during periods of higher prices. As such, we are unhedged, remain committed to our disciplined investment framework and continually monitor market fundamentals, including the impacts associated with the conflicts in Ukraine and the Middle East, OPEC Plus crude supplies, global demand for our products, oil and gas inventory levels, governmental policies, inflation and supply chain disruptions.
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
In July, we executed an agreement to purchase the remaining 50 percent interest in Surmont, an asset in our Canada segment. In October, we completed this purchase for approximately $2.7 billion of cash after customary adjustments, funded from proceeds received via debt offerings in August. The transaction also includes a contingent payment arrangement of up to an additional $0.3 billion over a five-year term. Now, as the 100 percent owner and operator of Surmont, we will seek to optimize the asset while remaining on track to achieve our previously announced corporate emissions intensity objectives. See Note 3.
In the third quarter of 2023, we issued new long-term debt to fund our acquisition of the remaining 50 percent working interest in Surmont. In the second quarter of 2023, we initiated and completed a strategic debt refinancing. These transactions extend the weighted average maturity of our portfolio and the second quarter refinancing reduces near-term debt maturities. See Note 6.

ConocoPhillips 2023 Q3 10-Q	26

Management’s Discussion and Analysis	Table of Contents
In September, we announced further progress on our global LNG strategy by signing a 15-year throughput agreement, securing additional regasification capacity at the Gate LNG terminal in the Netherlands. The 15-year agreement is for approximately 1.5 MTPA beginning in 2031. The additional capacity secures access to important markets for our growing LNG portfolio. Additionally, earlier in 2023, we further expanded our global LNG portfolio through a 30 percent direct equity investment in Port Arthur Liquefaction Holdings, LLC (PALNG) and a 25 percent equity interest in QatarEnergy LNG NFS(3) (NFS3). We also signed a 20-year offtake agreement at the Saguaro LNG export facility on the west coast of Mexico for approximately 2.2 MTPA, subject to Mexico Pacific reaching FID and other certain conditions precedent. See Note 3.
In November, we reconfirmed our 2023 planned return of capital to shareholders of $11 billion through our three-tier return of capital framework, significantly exceeding our commitment to return greater than 30 percent of our anticipated cash provided by operating activities for the full year. Also in November, we declared an increase to our quarterly ordinary dividend from $0.51 per share to $0.58 per share, representing a 14 percent increase. Beginning in the first quarter of 2024, ConocoPhillips plans to pay its quarterly ordinary dividend and VROC concurrently, and will announce such payments in the same quarter they will be paid.
Operationally, we remain focused on safely executing the business. Production was 1,806 MBOED in the third quarter of 2023, an increase of 52 MBOED from the same period a year ago. After adjusting for impacts from closed acquisitions and dispositions, third-quarter 2023 production increased by 49 MBOED or three percent from the same period a year ago. Organic growth from Lower 48 and other development programs more than offset normal field decline and downtime.

Third-quarter production resulted in $5.4 billion of cash provided by operating activities. We also returned $1.3 billion to shareholders through share repurchases and $1.3 billion through our ordinary dividend and a VROC. We ended the quarter with cash, cash equivalents and short-term investments totaling $9.4 billion.

Also in the third quarter of 2023, we re-invested $2.5 billion into the business in the form of capital expenditures and investments, with over half of the expenditures related to flexible, short-cycle unconventional plays in the Lower 48 segment, where our production has access to both domestic and export markets.

27	ConocoPhillips 2023 Q3 10-Q

Management’s Discussion and Analysis	Table of Contents
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

WTI Crude Oil, Brent Crude Oil and Henry Hub Natural Gas Prices
Quarterly Averages
WTI/Brent $/Bbl
HH $/MMBTU
120
100
80
60
40
20
9
8
7
6
5
4
3
2
1
—
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
WTI - $/Bbl
Brent - $/Bbl
HH - $/MMBTU

Brent crude oil prices averaged $86.76 per barrel in the third quarter of 2023, a decrease of 14 percent compared with $100.85 per barrel in the third quarter of 2022. WTI at Cushing crude oil prices averaged $82.26 per barrel in the third quarter of 2023, a decrease of 10 percent compared with $91.56 per barrel in the third quarter of 2022. Oil prices normalized relative to third quarter 2022 prices which reflected elevated geopolitical risks associated with Russian supplies and expectations for high winter oil consumption which did not fully materialize.
Henry Hub natural gas prices averaged $2.54 per MMBTU in the third quarter of 2023, a decrease of 69 percent compared with $8.20 per MMBTU in the third quarter of 2022. Henry Hub prices decreased due to excess North American natural gas storage levels following a mild 2022-2023 winter.
Our realized bitumen price averaged $57.85 per barrel in the third quarter of 2023, an increase of 16 percent compared with $49.77 per barrel in the third quarter of 2022. The increase in the third quarter of 2023 was driven by higher blend prices for Surmont sales, largely attributed to narrowing WCS differentials following OPEC Plus heavy oil supply cuts. We continue to optimize bitumen price realizations through diluent recovery unit operating improvements as well as blending and transportation strategies.
For the third quarter of 2023, our total average realized price was $60.05 per BOE compared with $83.07 per BOE in the third quarter of 2022.

ConocoPhillips 2023 Q3 10-Q	28

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
Significant items during the third quarter of 2023 and recent announcements included the following:
•Increased the quarterly ordinary dividend by 14 percent to $0.58 per share.
•Completed the purchase of the remaining 50 percent interest in Surmont in October for approximately $2.7 billion as well as future contingent payments of up to $0.4 billion CAD ($0.3 billion).
•Achieved first steam at Surmont Pad 267 and startup at the second phase of Montney's central processing facility in Canada.
•Reached first production ahead of schedule in October at Tommeliten A and partner-operated Breidablikk and Kobra East & Gekko in Norway and partner-operated Bohai Phase 4B in China.
•Further diversified LNG portfolio by signing a 15-year throughput agreement for approximately 1.5 MTPA of regasification at the Gate LNG terminal in the Netherlands.
•Delivered company and Lower 48 production of 1,806 MBOED and 1,083 MBOED, respectively.
•Generated cash provided by operating activities of $5.4 billion.
•Distributed $2.6 billion to shareholders through a three-tier framework, including $1.3 billion through the ordinary dividend and VROC and $1.3 billion through share repurchases.
•Ended the quarter with cash, cash equivalents, and restricted cash of $9.1 billion and short-term investments of $0.6 billion, which included proceeds from long-term debt issuances of $2.7 billion to fund the Surmont acquisition.

Outlook
Production, Capital and DD&A
All guidance has been updated to reflect the acquisition of an additional 50 percent interest in Surmont but excludes any impacts from the previously announced APLNG transaction.

Fourth-quarter 2023 production is expected to be 1.86 to 1.90 MMBOED. Full-year production guidance is expected to be approximately 1.82 MMBOED, as compared to prior guidance of 1.80 to 1.81 MMBOED, due to the Surmont acquisition.

Full-year guidance for DD&A was updated to $8.3 billion versus prior guidance of $8.2 billion, primarily due to the Surmont acquisition.

Full-year capital guidance remains unchanged.

29	ConocoPhillips 2023 Q3 10-Q

Results of Operations	Table of Contents
Results of Operations
Unless otherwise indicated, discussion of consolidated results for the three- and nine-month periods ended September 30, 2023, is based on a comparison with the corresponding period of 2022.
Consolidated Results
A summary of the company's net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Alaska	$448	580	1,236	1,851
Lower 48	1,781	2,653	4,863	9,024
Canada	186	119	224	726
Europe, Middle East and North Africa	253	922	882	1,719
Asia Pacific	465	520	1,374	2,181
Other International	(2)	(28)	(5)	(28)
Corporate and Other	(333)	(239)	(624)	(42)
Net income	$2,798	4,527	7,950	15,431
Net income in the third quarter of 2023 decreased $1,729 million. Third quarter earnings were negatively impacted by:
•Lower realized commodity prices.
•Higher DD&A expenses primarily in the Lower 48 segment due to higher rates resulting from reserve revisions driven by higher operating costs and lower prices as well as higher overall production volumes.
•Higher production and operating expenses primarily driven by increased well work activity and higher production volumes in the Lower 48 segment.
•Lower LNG sales prices, reflected in equity in earnings of affiliates.
•Lower foreign exchange gains related to the USD strengthening against the NOK and losses associated with forward contracts to buy CAD, related to our planned acquisition of additional interest in Surmont. See Note 3 and Note 10.
Offsets to the earnings decreases include:
•Lower taxes other than income taxes primarily driven by lower commodity prices, partially offset by higher production volumes.
•Higher sales volumes driven primarily by development in the Lower 48 segment.
•Tax benefits of $92 million recognized upon the closing of a Canada Revenue Agency audit and $52 million associated with deepwater tax incentives for Malaysia Block J. See Note 20.
•Gains from dispositions primarily related to the divestment of an equity investment in the Lower 48 segment and the absence of a loss on the sale of certain noncore assets in the third quarter of 2022.

Net income in the nine-month period ended September 30, 2023, decreased $7,481 million. In addition to the items mentioned above, earnings in the nine-month period were negatively impacted by:
•Absence of a $515 million tax benefit related to the closing of an IRS audit in the first quarter of 2022.
See Note 20.
•Absence of gains from dispositions associated with the divestiture of our Indonesia assets, gains from dispositions related to the sale of certain noncore assets in the Lower 48 segment and contingent payments associated with previous asset sales.
•Absence of gains associated with our Cenovus Energy (CVE) common shares which were fully divested in the first quarter of 2022. See Note 5.
•Higher selling, general and administrative expenses primarily due to mark to market adjustments associated with certain compensation programs.

See the “Segment Results” section for additional information.

ConocoPhillips 2023 Q3 10-Q	30

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.
Sales and other operating revenues for the three- and nine-month periods of 2023 decreased $6,763 million and $18,524 million, respectively, primarily due to lower realized commodity prices, partially offset by higher sales volumes driven primarily by development in the Lower 48 segment. Decreases in the nine-month period also include the impact of the divestiture of our Indonesia assets in the first quarter of 2022.
Equity in earnings of affiliates for the three- and nine-month periods of 2023 decreased $173 million and $212 million, respectively, due to lower earnings primarily driven by lower LNG and crude prices.
Gain (loss) on dispositions for the third quarter of 2023 increased $148 million primarily due to the divestiture of an equity investment in our Lower 48 segment as well as the absence of a loss on the sale of certain noncore assets in the Lower 48 segment in the third quarter of 2022. For the nine-month period of 2023, gain (loss) on dispositions decreased $839 million primarily due to the absence of a gain from the divestiture of our Indonesia assets in the first quarter of 2022, and the absence of contingent payments associated with previous dispositions in our Canada and Lower 48 segments, partially offset by the gains recognized in the third quarter of 2023.
Purchased commodities for the three- and nine-month periods of 2023 decreased $3,708 million and $8,939 million, respectively, primarily due to lower prices across all commodities as well as lower volumes in the three month period.
Production and operating expenses for the three- and nine-month periods of 2023 increased $196 million and $539 million, respectively, primarily due to increased well work activity and higher production volumes in the Lower 48 segment.
Selling, general and administrative expenses increased $102 million in the nine-month period of 2023 primarily due to mark to market adjustments associated with certain compensation programs.

DD&A expenses for the three- and nine-month periods of 2023 increased $223 million and $542 million, respectively, mainly due to higher rates from impacts to reserve revisions driven by higher operating costs and lower prices and higher overall production volumes primarily due to development in the Lower 48 segment.
Taxes other than income taxes for the three- and nine-month periods of 2023 decreased $307 million and $1,053 million, respectively, driven by lower commodity prices, partially offset by higher production volumes.
Foreign currency transaction (gain) loss for the three- and nine-month periods of 2023 was impaired by $148 million and $136 million, respectively, primarily as a result of lower gains related to the USD strengthening against the NOK and losses associated with forward contracts to buy CAD, related to our planned acquisition of additional interest in Surmont in the three month period. See Note 3 and Note 10.
See Note 20—Income Taxes for information regarding our Income tax provision and effective tax rate.

31	ConocoPhillips 2023 Q3 10-Q

Results of Operations	Table of Contents
Summary Operating Statistics

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Average Net Production
Crude oil (MBD)
Consolidated operations	914	882	919	881
Equity affiliates	13	13	13	13
Total crude oil	927	895	932	894

Natural gas liquids (MBD)
Consolidated operations	283	263	274	238
Equity affiliates	8	8	8	8
Total natural gas liquids	291	271	282	246

Bitumen (MBD)	64	69	66	65

Natural gas (MMCFD)
Consolidated operations	1,889	1,899	1,903	1,966
Equity affiliates	1,252	1,214	1,223	1,192
Total natural gas	3,141	3,113	3,126	3,158

Total Production (MBOED)	1,806	1,754	1,801	1,731

	Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated operations	$83.22	97.60	78.34	101.19
Equity affiliates	78.73	94.58	78.19	101.38
Total crude oil	83.15	97.56	78.34	101.19

Natural gas liquids (per bbl)
Consolidated operations	22.52	34.83	22.45	39.06
Equity affiliates	39.53	55.51	46.25	64.91
Total natural gas liquids	23.01	35.47	23.12	39.90

Bitumen (per bbl)	57.85	49.77	42.03	63.14

Natural gas (per MCF)
Consolidated operations	3.29	14.14	3.94	10.98
Equity affiliates	7.73	11.37	8.60	10.15
Total natural gas	5.06	13.04	5.79	10.66

	Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical, lease rental and other	$43	57	162	165
Leasehold impairment	12	7	42	23
Dry holes	37	25	109	113
	$92	89	313	301

ConocoPhillips 2023 Q3 10-Q	32

Results of Operations	Table of Contents
We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. At September 30, 2023, our operations were producing in the U.S., Norway, Canada, Australia, China, Malaysia, Qatar and Libya.
Total production in the third quarter of 2023 was 1,806 MBOED, an increase of 52 MBOED or three percent. Total production in the nine-month period of 2023 was 1,801 MBOED, an increase of 70 MBOED or four percent. Production increases were primarily due to new wells online in the Lower 48, Alaska, Australia, Canada, China and Malaysia.
Production increases were partially offset due to normal field decline.
After adjusting for impacts from closed acquisitions and dispositions, third-quarter 2023 production increased by 49 MBOED or three percent from the same period a year ago. Organic growth from Lower 48 and other development programs more than offset normal field decline and downtime.
After adjusting for impacts from closed acquisitions and dispositions, production in the nine-month period of 2023 increased 71 MBOED or four percent from the same period a year ago. Organic growth from Lower 48 and other development programs more than offset normal field decline and downtime.

33	ConocoPhillips 2023 Q3 10-Q

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of segment results for the three- and nine-month periods ended September 30, 2023, is based on a comparison with the corresponding period of 2022 and are shown after-tax.

Alaska

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net Income ($MM)	$448	580	1,236	1,851

Average Net Production
Crude oil (MBD)	165	171	173	177
Natural gas liquids (MBD)	14	15	16	16
Natural gas (MMCFD)	36	29	38	33
Total Production (MBOED)	185	191	195	198

Average Sales Prices
Crude oil ($ per bbl)	$86.98	103.90	81.66	104.83
Natural gas ($ per MCF)	4.40	4.38	4.47	3.82
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of September 30, 2023, Alaska contributed 15 percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income
Earnings from Alaska decreased $132 million and $615 million in the three- and nine-month periods of 2023, respectively. Decreases to earnings were primarily due to lower realized crude oil prices.
Offsets to the earnings decreases include lower taxes other than income taxes driven by lower realized crude oil prices.

In addition to the items mentioned above, in the nine-month period of 2023, earnings impacts include:
•Lower sales volumes.
•Higher production and operating expenses due to higher well work and transportation related costs.
Production
Average production decreased 6 MBOED and 3 MBOED in the three- and nine-month periods of 2023, respectively. Decreases to production were primarily due to normal field decline.
Offsets to the production decreases were new wells online at our Western North Slope and Greater Kuparuk Area assets.

ConocoPhillips 2023 Q3 10-Q	34

Results of Operations	Table of Contents
Lower 48

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net Income ($MM)	$1,781	2,653	4,863	9,024

Average Net Production
Crude oil (MBD)	572	537	566	534
Natural gas liquids (MBD)	263	241	251	216
Natural gas (MMCFD)	1,490	1,410	1,462	1,416
Total Production (MBOED)	1,083	1,013	1,061	986

Average Sales Prices
Crude oil ($ per bbl)	$80.75	93.19	75.77	98.64
Natural gas liquids ($ per bbl)	22.03	34.59	22.02	38.74
Natural gas ($ per MCF)	2.24	7.36	2.19	6.28
The Lower 48 segment consists of operations located in the U.S. Lower 48 states, as well as producing properties in the Gulf of Mexico. As of September 30, 2023, the Lower 48 contributed 65 percent of our consolidated liquids production and 77 percent of our consolidated natural gas production.
Net Income
Earnings from the Lower 48 decreased $872 million and $4,161 million in the three- and nine-month periods of 2023, respectively. Decreases to earnings include:
•Lower realized commodity prices.
•Higher DD&A expenses primarily due to higher rates from impacts to reserve revisions driven by higher operating costs and lower prices as well as higher production volumes.
•Higher production and operating expenses primarily due to increased well work activity, higher production volumes as well as increased electricity costs due to higher electricity rates.
Offsets to the earnings decrease include:
•Higher sales volumes.
•Gain on disposition primarily associated with the divestment of an equity investment and the absence of a loss on the sale of certain noncore assets in the third quarter of 2022.

In addition to the items mentioned above, in the nine-month period of 2023, earnings impacts include:
•Improved commercial performance and timing.
•Lower taxes other than income taxes driven by lower realized prices.
Production
Average production increased 70 MBOED and 75 MBOED in the three- and nine-month periods of 2023, respectively. Increases to production were primarily due to new wells online from our development programs in the Delaware Basin, Midland Basin, Eagle Ford and Bakken.
Offsets to the production increases were primarily due to normal field decline.

35	ConocoPhillips 2023 Q3 10-Q

Results of Operations	Table of Contents
Canada

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net Income ($MM)	$186	119	224	726

Average Net Production
Crude oil (MBD)	8	4	7	5
Natural gas liquids (MBD)	3	3	3	3
Bitumen (MBD)	64	69	66	65
Natural gas (MMCFD)	57	49	60	59
Total Production (MBOED)	85	84	86	83

Average Sales Prices
Crude oil ($ per bbl)	$70.83	71.11	66.10	83.36
Natural gas liquids ($ per bbl)	26.26	29.62	24.09	39.24
Bitumen ($ per bbl)	57.85	49.77	42.03	63.14
Natural gas ($ per MCF)	0.67	2.40	2.05	3.47
Average sales prices include unutilized transportation costs.
Our Canadian operations mainly consist of the Surmont oil sands development in Alberta and the liquids-rich Montney unconventional play in British Columbia. As of September 30, 2023, Canada contributed six percent of our consolidated liquids production and three percent of our consolidated natural gas production.
Net Income
Earnings from Canada increased $67 million and decreased $502 million in the three- and nine-month periods of 2023, respectively. In the third-quarter, increases to earnings include:
•A $92 million tax benefit recognized upon the closing of a Canada Revenue Agency audit. See Note 20.
•Higher realized bitumen prices.

In addition to the items mentioned above, in the nine-month period of 2023, earnings impacts include:
•Lower realized year-to-date bitumen prices.
•Absence of contingent payments associated with the prior sale of certain assets to CVE. The term for contingent payments for our Canada segment ended in the second quarter of 2022.
Production
Average production increased 1 MBOED and 3 MBOED in the three- and nine-month periods of 2023, respectively. Increases to production include new wells online from our development program in the Montney.
Offsets to the production increases include:
•Lower well performance at Surmont driven by a delayed start of the 2023 redrill program.
•Higher unplanned downtime due to facility constraints in the Montney.

In addition to the items mentioned above, in the nine-month period of 2023, production impacts include the absence of a planned turnaround at the Surmont Central Processing Facility 1 during the second quarter of 2022.

Surmont Acquisition
On October 4, 2023, we completed the acquisition of the remaining 50 percent working interest in Surmont. Total consideration was approximately $2.7 billion of cash after customary adjustments, as well as future contingent payments of up to approximately $0.3 billion. Production from the acquired interest averaged approximately 66 MBD of bitumen in the first nine months of 2023. See Note 3.

ConocoPhillips 2023 Q3 10-Q	36

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net Income ($MM)	$253	922	882	1,719

Consolidated Operations
Average Net Production
Crude oil (MBD)	108	107	113	104
Natural gas liquids (MBD)	3	4	4	3
Natural gas (MMCFD)	264	331	297	323
Total Production (MBOED)	155	166	166	161

Average Sales Prices
Crude oil ($ per bbl)	$87.45	102.70	83.37	103.03
Natural gas liquids ($ per bbl)	43.08	51.67	41.49	57.01
Natural gas ($ per MCF)	9.61	48.10	12.90	35.35
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea and the Norwegian Sea, Qatar, Libya and commercial and terminalling operations in the U.K. As of September 30, 2023, our Europe, Middle East and North Africa operations contributed nine percent of our consolidated liquids production and 16 percent of our consolidated natural gas production.
Net Income
Earnings from Europe, Middle East and North Africa decreased by $669 million and $837 million in the three- and nine-month periods of 2023, respectively. Decreases to earnings include:
•Lower realized commodity prices.
•Lower commercial performance and timing.
•Lower sales volumes.
•Lower foreign exchange gains related to the USD strengthening against the NOK.
In addition to the items mentioned above, in the nine-month period of 2023, earnings decreased due to lower earnings from equity affiliates due to lower LNG sales prices.
Consolidated Production
Average consolidated production decreased 11 MBOED and increased 5 MBOED in the three- and nine-month periods of 2023, respectively. In the third-quarter decreases to production include:
•Normal field decline.
•Higher planned and unplanned downtime related to extended turnarounds across partner operated assets in Norway.
Offsets to the production decreases include:
•Additional interest acquired in Libya's Waha Concession in the fourth quarter of 2022.
•Absence of curtailed production in Libya due to the force majeure at the Es Sider export terminal for approximately three weeks in July 2022.
In addition to the items mentioned above, in the nine-month period of 2023, the production decreases were partially offset by improved well performance in Norway.
Exploration Activity
In the third quarter of 2023, we charged $37 million before-tax to dry hole expense for the Norwegian Warka suspended discovery well on license PL 1009.
First Production on Projects in Norway
In October 2023, we reached first production on several projects in Norway, including Tommeliten A and partner-operated Breidablikk and Kobra East & Gekko, all ahead of schedule.

37	ConocoPhillips 2023 Q3 10-Q

Results of Operations	Table of Contents
Asia Pacific

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net Income ($MM)	$465	520	1,374	2,181

Consolidated Operations
Average Net Production
Crude oil (MBD)	61	63	60	61
Natural gas (MMCFD)	42	80	46	135
Total Production (MBOED)	68	76	68	84

Average Sales Prices
Crude oil ($ per bbl)	$89.10	108.99	83.95	110.25
Natural gas ($ per MCF)	3.77	4.18	4.08	6.05
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Asia Pacific segment has operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. As of September 30, 2023, Asia Pacific contributed five percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income
Earnings from Asia Pacific decreased $55 million and $807 million in the three- and nine-month periods of 2023, respectively. Decreases to earnings include:
•Lower earnings from equity affiliates due to lower LNG sales prices.
•Lower realized commodity prices.
Offsets to the earnings decreases include:
•Recognized $52 million tax benefit associated with deepwater tax incentives for Malaysia Block J. See Note 20.
•Lower taxes other than income taxes driven by lower realized commodity prices.
•Lower DD&A expenses primarily due to lower production volumes.
In addition to the items mentioned above, in the nine-month period of 2023, earnings impacts include:
•Decrease due to the absence of an after-tax gain of $534 million associated with the divestiture of our Indonesia assets in the first quarter of 2022.
•Decrease due to lower sales volumes primarily from the divestiture of our Indonesia assets in the first quarter of 2022.
Consolidated Production
Average consolidated production decreased 8 MBOED and 16 MBOED in the three- and nine-month periods of 2023, respectively. Decreases to production include:
•Normal field decline.
•Decrease in gas entitlement percentage and lower demand in Malaysia.
Offsets to the production decreases include:
•Bohai Bay development activity and production optimization in China.
•First production from development activity in Gumusut Phase 3 in Malaysia.
In addition to the items mentioned above, in the nine-month period of 2023, production also decreased due to the divestiture of our Indonesia assets in the first quarter of 2022.
Planned Acquisition
In March 2023, we announced that, subject to the closing of EIG's transaction with Origin Energy, we plan to take over operatorship of the upstream assets and purchase up to an additional 2.49 percent shareholding interest in Australia Pacific LNG Pty Ltd (APLNG). Both EIG's transaction with Origin Energy and our shareholder acquisition are subject to Australian regulatory approvals and other customary closing conditions. See Note 3.

ConocoPhillips 2023 Q3 10-Q	38

Results of Operations	Table of Contents
Penglai Phase 4B First Production in China
In October 2023, Phase 4B of the partner-operated Penglai 19-3 field in the Bohai Bay reached first production.

Other International

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net Loss ($MM)	$(2)	(28)	(5)	(28)
The Other International segment consists of activities associated with prior operations in other countries.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Net Income (Loss)
Net interest expense	$(91)	(125)	(267)	(507)
Corporate general and administrative expenses	(87)	(62)	(273)	(157)
Technology	(14)	(8)	(19)	41
Other income (expense)	(141)	(44)	(65)	581
	$(333)	(239)	(624)	(42)
Net interest expense consists of interest and financing expense, net of interest income and capitalized interest. Net interest expense improved by $34 million and $240 million in the three- and nine-month periods of 2023, respectively, primarily due to higher interest income and lower interest expenses due to higher capitalized interest for longer term major projects.
Corporate G&A expenses include compensation programs and staff costs. Corporate G&A expenses increased $116 million in the nine-month period of 2023, primarily due to mark to market adjustments associated with certain compensation programs.
Technology includes our investments in low-carbon technologies as well as other new technologies or businesses and licensing revenues. Other new technologies or businesses and licensing activities are focused on both conventional and tight oil reservoirs, shale gas, oil sands, enhanced oil recovery, as well as LNG. Earnings from Technology decreased $60 million in the nine-month period of 2023, primarily due to lower licensing revenues. See Note 17.
Other income (expense) or “Other” includes certain consolidating tax-related items, foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains/losses on the early retirement of debt, holding gains or losses on equity securities, and pension settlement expense. In the third quarter of 2023, “Other” decreased $97 million primarily due to a consolidating tax adjustment and foreign exchange losses. In the nine-month period of 2023, "Other" decreased $646 million. In addition to the items mentioned above, decreases include the absence of a $474 million federal tax benefit, the absence of
$251 million gain associated with our CVE common shares, which were fully divested in the first quarter of 2022, and the absence of an after-tax gain of $62 million associated with debt restructuring transactions. The decreases were offset by the absence of $101 million tax impact associated with the disposition of our Indonesia assets in the first quarter of 2022. See Note 5 for information on our CVE common shares, Note 6 for information regarding our debt transactions and
Note 20 for information regarding income taxes.

39	ConocoPhillips 2023 Q3 10-Q

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars
	September 30 2023	December 31 2022
Cash and cash equivalents	$8,830	6,458
Short-term investments	616	2,785
Total debt	19,063	16,643
Total equity	47,745	48,003
Percent of total debt to capital*	29%	26
Percent of floating-rate debt to total debt	1%	2
*Capital includes total debt and total equity.
To meet our short-term and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs, and our ability to sell securities using our shelf registration statement. During the first nine months of 2023, the primary uses of our available cash were $8.4 billion to support our ongoing capital expenditures and investments program, $4.3 billion to repurchase common stock, and $4.2 billion to pay the ordinary dividend and VROC.
At September 30, 2023, we had total liquidity of $14.9 billion, comprised of cash and cash equivalents of $8.8 billion, short-term investments of $0.6 billion, and available borrowing capacity under our credit facility of $5.5 billion. We believe current cash balances and cash generated by operating activities, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, acquisitions, dividend payments and debt obligations.

Significant Changes in Capital
Operating Activities
Cash provided by operating activities was $14.7 billion for the first nine months of 2023, compared with $21.7 billion for the corresponding period of 2022. The decrease is primarily due to lower realized commodity prices across all products, partially offset by higher produced sales volumes in the Lower 48.
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

ConocoPhillips 2023 Q3 10-Q	40

Capital Resources and Liquidity	Table of Contents
Investing Activities
For the first nine months of 2023, we invested $8.4 billion in capital expenditures and investments. Our 2023 operating plan capital expenditures are currently expected to be between $10.8 billion to $11.2 billion. This guidance excludes any impact from the previously announced Surmont and APLNG transactions. Our 2022 capital expenditures and investments were $10.2 billion. See the “Capital Expenditures and Investments” section.

In the first nine months of 2023, we invested $1.1 billion in LNG projects, including Port Arthur Liquefaction Holdings, LLC (PALNG), QatarEnergy LNG NFE(4) (NFE4), and QatarEnergy LNG NFS(3) (NFS3). See Note 3.

Proceeds from asset sales were $0.6 billion in the first nine months of 2023 compared with $3.4 billion for the corresponding period in 2022. In the first nine months of 2022, we received proceeds of $1.4 billion for the sale of our remaining 91 million common shares of CVE, proceeds of $1.5 billion after customary adjustments, primarily from asset divestitures in our Asia Pacific and Lower 48 segments and $0.5 billion in contingent payments associated with prior divestitures. See Note 5.

We invest in short-term and long-term investments as part of our cash investment strategy, the primary objective of which is to protect principal, maintain liquidity and provide yield and total returns. These investments include time deposits, commercial paper and debt securities classified as available for sale. Funds for short-term needs to support our operating plan and provide resiliency to react to short-term price volatility are invested in highly liquid instruments with maturities within the year. Funds we consider available to maintain resiliency in longer term price downturns and to capture opportunities outside a given operating plan may be invested in instruments with maturities greater than one year.
Investing activities in the first nine months of 2023 included net sales of $1,860 million of investments. We had net sales of $2,433 million of short-term instruments and net purchases of $573 million of long-term instruments. See Note 14.
In July 2023, we executed an agreement to purchase the remaining 50 percent interest in Surmont from TotalEnergies EP Canada Ltd. In October, we completed this purchase for approximately $2.7 billion of cash after customary adjustments. See Note 3.

Financing Activities
We have a revolving credit facility totaling $5.5 billion with an expiration date of February 2027. The credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at September 30, 2023.

In the third quarter of 2023, we issued $2.7 billion principal amount of new debt to fund our acquisition of the remaining 50 percent interest in Surmont. See Note 3 and Note 6.

In the second quarter of 2023, we initiated and completed refinancing transactions consisting of $1.1 billion in tender offers to repurchase existing debt with cash and a $1.1 billion new debt issuance to fund the repurchases. These strategic transactions extended the weighted average maturity of our portfolio and reduced our near-term debt maturities. See Note 6.

Our debt balance at September 30, 2023 was $19.1 billion compared with $16.6 billion at December 31, 2022. The current portion of debt, including payments for finance leases, is $881 million. Payments are expected to be made using current cash balances and cash generated by operating activities.
In September 2023, Moody's affirmed our long-term credit rating included below:

The current credit ratings on our long-term debt are:
•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: "A2" with a "stable" outlook

See Note 6 for additional information on debt and the revolving credit facility.

41	ConocoPhillips 2023 Q3 10-Q

Capital Resources and Liquidity	Table of Contents
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At September 30, 2023, and December 31, 2022, we had direct bank letters of credit of $398 million and $368 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.
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

In the first nine months of 2023, we paid ordinary dividends of $1.53 per common share and VROC payments of $1.90 per common share. In the first nine months of 2022, we paid ordinary dividends of $1.38 per common share and VROC payments of $1.20 per common share.

In November 2023, we declared an increase to our quarterly ordinary dividend from $0.51 per share to $0.58 per share, representing a 14 percent increase. The ordinary dividend of $0.58 per share is payable December 1, 2023, to shareholders of record on November 14, 2023. Beginning in the first quarter of 2024, ConocoPhillips plans to pay its quarterly ordinary dividend and VROC concurrently, and will announce such payments in the same quarter they will be paid.

In late 2016, we initiated our current share repurchase program. As of October 2022, we had announced a total authorization to repurchase up to $45 billion of our common stock. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. As of September 30, 2023, share repurchases since the inception of our current program totaled 374.0 million shares and $27.7 billion. In the nine months ended September 30, 2023, we repurchased 39.2 million shares for a cost of $4.3 billion.

See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2022 Annual Report on Form 10-K.

ConocoPhillips 2023 Q3 10-Q	42

Capital Resources and Liquidity	Table of Contents
Capital Expenditures and Investments

	Millions of Dollars
	Nine Months Ended September 30
	2023	2022
Alaska	$1,140	740
Lower 48	4,878	4,120
Canada	345	382
Europe, Middle East and North Africa	834	531
Asia Pacific	245	1,791
Other International	—	—
Corporate and Other	923	62
Capital expenditures and investments	$8,365	7,626
During the first nine months of 2023, capital expenditures and investments supported key operating activities and acquisitions, primarily:
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
•Capital primarily associated with our investments in PALNG, NFE4, and NFS3.
Our 2023 operating plan capital expenditure guidance is currently expected to be $10.8 billion to $11.2 billion. This guidance excludes any impact from the previously announced Surmont and APLNG transactions. Our operating plan capital was $10.2 billion in 2022.

43	ConocoPhillips 2023 Q3 10-Q

Capital Resources and Liquidity	Table of Contents
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented below:
Summarized Income Statement Data

Millions of Dollars
Nine Months Ended September 30, 2023
Revenues and Other Income	$28,107
Income before income taxes*	8,002
Net Income	7,950
*Includes approximately $5.7 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

	Millions of Dollars
	September 30, 2023	December 31, 2022
Current assets	$9,650	10,766
Amounts due from Non-Obligated Subsidiaries, current	1,465	1,892
Noncurrent assets	85,318	79,269
Amounts due from Non-Obligated Subsidiaries, noncurrent	8,179	6,552
Current liabilities	6,939	8,201
Amounts due to Non-Obligated Subsidiaries, current	3,323	3,248
Noncurrent liabilities	46,842	40,389
Amounts due to Non-Obligated Subsidiaries, noncurrent	28,860	24,594

ConocoPhillips 2023 Q3 10-Q	44

Capital Resources and Liquidity	Table of Contents
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
We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of September 30, 2023, there were 15 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws.
For remediation activities in the U.S. and Canada, our consolidated balance sheet included a total environmental accrual of $187 million at September 30, 2023, compared with $182 million at December 31, 2022. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
Climate Change
Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated state, national and international laws and regulations focusing on GHG or methane emissions reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. For examples of legislation and precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 56–57 of our 2022 Annual Report on Form 10-K.

45	ConocoPhillips 2023 Q3 10-Q

Capital Resources and Liquidity	Table of Contents
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

In 2020, we became the first U.S.-based oil and gas company to adopt a Paris-aligned climate-risk strategy with an ambition to become a net-zero company for operational (Scope 1 and 2) emissions by 2050. The objective of our Climate Risk Strategy is to manage climate-related risk, optimize opportunities and better equip the company to respond to evolving investor sentiment, technologies for emissions reduction, alternative energy technologies and uncertainties such as government policies. The strategy sets out our choices around portfolio composition, emissions reductions, targets and incentives, emissions-related technology development, and our climate-related policy and financial sector engagement.

In early 2022, we published our Plan for the Net-Zero Energy Transition (the 'Plan'), to outline how we intend to apply our strategic capabilities and resources to meet the challenges posed by climate change in an economically viable, accountable and actionable way that balances the interests of our stakeholders. Progress on the Plan can be found in our 2022 Sustainability Report.

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

ConocoPhillips 2023 Q3 10-Q	46

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
•Global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and gas, including changes as a result of any ongoing military conflict, including the conflicts in Ukraine and the Middle East, and the global response to such conflict, security threats on facilities and infrastructure, or from a public health crisis or from the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC and other producing countries and the resulting company or third-party actions in response to such changes.
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
•The impact of broader societal attention to and efforts to address climate change may impact our access to capital and insurance.
•Potential failures or delays in delivering on our current or future low-carbon strategy, including our inability to develop new technologies.
•The impact of public health crises, including pandemics (such as COVID-19) and epidemics and any related company or government policies or actions.

47	ConocoPhillips 2023 Q3 10-Q

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
•Changes in international trade relationships, including the imposition of trade restrictions or tariffs relating to crude oil, bitumen, natural gas, LNG, NGLs, carbon and any materials or products (such as aluminum and steel) used in the operation of our business, including any sanctions imposed as a result of any ongoing military conflict, including the conflicts in Ukraine and the Middle East.
•Liability for remedial actions, including removal and reclamation obligations, under existing and future environmental regulations and litigation.
•Liability resulting from litigation, including litigation directly or indirectly related to the transaction with Concho Resources Inc., or our failure to comply with applicable laws and regulations.
•General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, bitumen, natural gas, LNG, NGLs and carbon pricing, including the imposition of price caps; regulation or taxation; and other political, economic or diplomatic developments, including as a result of any ongoing military conflict, including the conflicts in Ukraine and the Middle East.
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

ConocoPhillips 2023 Q3 10-Q	48

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the nine months ended September 30, 2023 does not differ materially from that discussed under Item 7A in our 2022 Annual Report on Form 10-K except for foreign currency exchange risks.

Foreign Currency Exchange Risk
At September 30, 2023, we had outstanding foreign currency exchange forward contracts to buy $4.3 billion CAD at $0.736 against the U.S. dollar in anticipation of our future acquisition of the additional interest in Surmont. The forward contracts have a gross notional value of $4.3 billion CAD. Based on the assumed volatility in the fair value, the net fair value of these foreign currency contracts at September 30, 2023, was a before-tax gain of $36 million. Based on an adverse hypothetical 10 percent change in the September 30, 2023 exchange rate, this would result in an additional before-tax loss of approximately $320 million. The sensitivity analysis is based on changing one assumption while holding all other assumptions constant, which in practice may be unlikely to occur, as changes in some of the assumptions may be correlated. The contracts settled in the fourth quarter of 2023.

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At September 30, 2023, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively at September 30, 2023.
In the third quarter of 2023, we began a multi-year implementation of an updated global enterprise resource planning system (ERP). As a result, we have made corresponding changes to our business processes and information systems, updating applicable internal controls over financial reporting where necessary. As the phased implementation of the ERP system progresses, we expect to continue to modify or change certain processes and procedures which may result in further changes to our internal controls over financial reporting.

There have been no other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1.    Legal Proceedings

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the quarter ended September 30, 2023. See Note 9 for information regarding other legal and administrative proceedings.
Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A of our 2022 Annual Report on Form 10-K.

49	ConocoPhillips 2023 Q3 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2023	1,759,805	$108.24	1,759,805	$18,400
August 1 - 31, 2023	4,550,160	116.51	4,550,160	17,870
September 1 - 30, 2023	4,745,297	122.09	4,745,297	17,291
	11,055,262		11,055,262
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase program. As of October 2022, we had announced a total authorization to repurchase up to $45 billion of our common stock. As of September 30, 2023, we had repurchased $27.7 billion of shares. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2022 Annual Report on Form 10-K.

Item 5.    Other Information

Insider Trading Arrangements
During the three-month period ended September 30, 2023, no officer or director of the company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ConocoPhillips 2023 Q3 10-Q	50

Item 6.     Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.

51	ConocoPhillips 2023 Q3 10-Q

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Christopher P. Delk
Christopher P. Delk
Vice President, Controller
and General Tax Counsel
November 2, 2023

ConocoPhillips 2023 Q3 10-Q	52