Form 10-K
period 2023-12-31
CONOCOPHILLIPS
filed 2024-02-15
CIK 1163165

2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $103.61, was $124.0 billion.
The registrant had 1,176,408,368 shares of common stock outstanding at January 31, 2024.
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2024 (Part III)

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations
The following industry-specific, accounting and other terms and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP	British pound	DD&A	depreciation, depletion and
NOK	Norwegian kroner		amortization
		FASB	Financial Accounting Standards
Units of Measurement			Board
BBL	barrel	FIFO	first-in, first-out
BCF	billion cubic feet	G&A	general and administrative
BOE	barrels of oil equivalent	GAAP	generally accepted accounting
MBD	thousands of barrels per day		principles
MCF	thousand cubic feet	LIFO	last-in, first-out
MM	million	NPNS	normal purchase normal sale
MMBOE	million barrels of oil equivalent	PP&E	properties, plants and equipment
MBOED	thousand of barrels of oil	VIE	variable interest entity
equivalent per day
MMBOED	million of barrels of oil	Miscellaneous
	equivalent per day	CERCLA	Federal Comprehensive
MMBTU	million British thermal units		Environmental Response
MMCFD	million cubic feet per day		Compensation and Liability Act
MTPA	million tonnes per annum	DEI	diversity, equity and inclusion
		EPA	Environmental Protection Agency
Industry		ESG	environmental, social and governance
BLM	Bureau of Land Management	EU	European Union
CBM	coalbed methane	FERC	Federal Energy Regulatory
CCS	carbon capture and storage		Commission
E&P	exploration and production	GHG	greenhouse gas
FEED	front-end engineering and design	HSE	health, safety and environment
FID	final investment decision	ICC	International Chamber of Commerce
FPS	floating production system	ICSID	World Bank’s International
FPSO	floating production, storage and		Centre for Settlement of
	offloading		Investment Disputes
G&G	geological and geophysical	IRS	Internal Revenue Service
JOA	joint operating agreement	OTC	over-the-counter
LNG	liquefied natural gas	NYSE	New York Stock Exchange
NGLs	natural gas liquids	SEC	U.S. Securities and Exchange
OPEC	Organization of Petroleum		Commission
	Exporting Countries	TSR	total shareholder return
PSC	production sharing contract	U.K.	United Kingdom
PUDs	proved undeveloped reserves	U.S.	United States of America
SAGD	steam-assisted gravity drainage	VROC	variable return of cash
WCS	Western Canadian Select
WTI	West Texas Intermediate

1	ConocoPhillips 2023 10-K

Business and Properties	Table of Contents
Part I
Unless otherwise indicated, “the company,” “we,” “our,” “us” and “ConocoPhillips” are used in this report to refer to the businesses of ConocoPhillips and its consolidated subsidiaries. Items 1 and 2—Business and Properties, contain forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “ambition,” “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “will,” “would” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the headings “Risk Factors” beginning on page 20 and “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 65.
Items 1 and 2. Business and Properties
Corporate Structure
ConocoPhillips is an independent E&P company headquartered in Houston, Texas with operations and activities in 13 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; LNG developments; oil sands in Canada; and an inventory of global exploration prospects. On December 31, 2023, we employed approximately 9,900 people worldwide and had total assets of about $96 billion. Total company production for the year was 1,826 MBOED.
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

ConocoPhillips 2023 10-K	2

Business and Properties	Table of Contents
We explore for, produce, transport and market crude oil, bitumen, natural gas, NGLs and LNG on a worldwide basis. At December 31, 2023, our operations were producing in the U.S., Norway, Canada, Australia, Malaysia, Libya, China and Qatar.
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
•Developed and undeveloped acreage.
The following table is a summary of the proved reserves information included in the “Supplementary Data - Oil and Gas Operations” disclosures following the Notes to Consolidated Financial Statements. Approximately 85 percent of our proved reserves are in countries that belong to the Organization for Economic Cooperation and Development. Natural gas reserves are converted to BOE based on a 6:1 ratio: six MCF of natural gas converts to one BOE. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of factors that will enhance the understanding of the following summary reserves table.

	Millions of Barrels of Oil Equivalent
Net Proved Reserves at December 31	2023	2022	2021
Crude oil
Consolidated operations	3,032	2,975	2,964
Equity affiliates	89	93	63
Total Crude Oil	3,121	3,068	3,027

Natural gas liquids
Consolidated operations	892	845	644
Equity affiliates	48	50	33
Total Natural Gas Liquids	940	895	677

Natural gas
Consolidated operations	1,408	1,461	1,523
Equity affiliates	879	959	617
Total Natural Gas	2,287	2,420	2,140

Bitumen
Consolidated operations	410	216	257
Total Bitumen	410	216	257

Total consolidated operations	5,742	5,497	5,388
Total equity affiliates	1,016	1,102	713
Total company	6,758	6,599	6,101

3	ConocoPhillips 2023 10-K

Business and Properties	Table of Contents
Alaska

Western North Slope
Kuparuk
Prudhoe Bay
Trans-Alaska Pipeline
ALASKA
CANADA
Exploration and Production
Key Development or Program
Pipeline

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas and NGLs. We are the largest crude oil producer in Alaska and have major ownership interests in two of North America’s largest oil fields located on Alaska’s North Slope: Prudhoe Bay and Kuparuk. Additionally, we are one of Alaska’s largest owners of state, federal and fee exploration leases, with approximately one million net undeveloped acres at year-end 2023. Alaska operations contributed 15 percent of our consolidated liquids production and two percent of our consolidated natural gas production.

			2023
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Greater Prudhoe Area	36.1%	Hilcorp	66	16	35	87
Greater Kuparuk Area	89.2-94.7	ConocoPhillips	64	—	2	65
Western North Slope	100.0	ConocoPhillips	43	—	1	43
Total Alaska			173	16	38	195
Greater Prudhoe Area
The Greater Prudhoe Area includes the Prudhoe Bay Unit, which consists of the Prudhoe Bay Field and five satellite fields, as well as the Greater Point McIntyre Area fields. Prudhoe Bay, the largest conventional oil field in North America, is the site of a large waterflood and enhanced oil recovery operation, supported by a large gas and water processing operation. Field installations include seven production facilities, two gas plants, two seawater plants and a central power station. In 2023, on average, there were two rigs drilling throughout the year.
Greater Kuparuk Area
The Greater Kuparuk Area includes the Kuparuk River Unit, which consists of the Kuparuk Field and six satellite fields. Field installations include three central production facilities which separate oil, natural gas and water, and a seawater treatment plant. In 2023, we operated one drilling rig and two workover rigs. The Nuna project, which targets the Moraine reservoir, was sanctioned in 2023 with first oil anticipated by early 2025. The Coyote reservoir discovered in 2021 progressed to development in 2023 with additional wells planned in 2024 and 2025.

ConocoPhillips 2023 10-K	4

Business and Properties	Table of Contents
Western North Slope
The Western North Slope includes the Colville River Unit, the Greater Mooses Tooth Unit and the Bear Tooth Unit. In 2023, on average, there were two rigs drilling throughout the year.

The Colville River Unit includes the Alpine Field and four satellite fields. Field installations include one central production facility, which separates oil, natural gas and water. In 2023, we focused our development activities on the Narwhal trend, a reservoir within the Alpine Field, and anticipate completing the current phase in 2024. The results will help inform the design and optimization of future development.
The Greater Mooses Tooth Unit is the first unit established entirely within the National Petroleum Reserve Alaska (NPR-A). The unit was constructed in two phases: Greater Mooses Tooth #1 (GMT1) and Greater Mooses Tooth #2 (GMT2). Development activity continued in 2023.

On March 12, 2023, the Department of the Interior issued a Record of Decision (ROD) approving the Willow project, and in December 2023, we announced FID. The project will consist of three drill sites, an operations center and camp, and a processing facility. First production is anticipated in 2029.
Exploration
In 2023, the Bear-1 exploration well was drilled at a location 30 miles south of the Greater Kuparuk Area and east of the Colville River on state lands. No commercial hydrocarbons were found, and the well was deemed a dry hole and permanently plugged and abandoned.
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

5	ConocoPhillips 2023 10-K

Business and Properties	Table of Contents
Lower 48

Bakken
LOWER 48
Delaware Basin
Midland Basin
Eagle Ford
Houston

Exploration and Production ★ Headquarters ▼ Key Development or Program

The Lower 48 segment consists of operations located in the 48 contiguous U.S. states and the Gulf of Mexico, with a portfolio mainly consisting of low cost of supply, short cycle time, resource-rich unconventional plays and commercial operations. Based on 2023 production volumes, the Lower 48 is our largest segment and contributed 64 percent of our consolidated liquids production and 76 percent of our consolidated natural gas production.

	2023
	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Delaware Basin	274	135	768	537
Eagle Ford	114	61	306	226
Midland Basin	105	42	205	182
Bakken	66	16	150	106
Other	10	2	28	16
Total Lower 48	569	256	1,457	1,067

Delaware Basin
We hold approximately 654,000 unconventional net acres in the Delaware Basin spanning west Texas through southeast New Mexico. Current development activity targets prospects in the Avalon, Bone Springs and Wolfcamp formations while balancing leasehold obligations and permit terms. We operated ten rigs and three frac crews on average during 2023, resulting in 160 operated wells drilled and 148 operated wells brought online.
Eagle Ford
We hold approximately 199,000 unconventional net acres in the Eagle Ford located in south Texas. The current focus is on full-field development, using customized well spacing and stacking patterns adapted through reservoir analysis. We operated six rigs and two frac crews on average during 2023, resulting in 143 operated wells drilled and 123 operated wells brought online.

Midland Basin
We hold approximately 248,000 unconventional net acres in the Midland Basin located in west Texas. The current development strategy is focused on full-field development utilizing multi-well pad projects targeting both Spraberry and Wolfcamp reservoir targets. We operated five rigs and two frac crews on average during 2023, resulting in 98 operated wells drilled and 106 operated wells brought online.

Bakken
We hold approximately 562,000 unconventional net acres in the Williston Basin located in North Dakota and eastern Montana. The primary producing zones are the Middle Bakken and Three Forks formations. We operated three rigs and one frac crew on average during 2023, resulting in 61 operated wells drilled and 37 operated wells brought online.

Partner-Operated
We participate in partner-operated wells when they align with our investment decision criteria and development strategies. In 2023, we participated in partner-operated wells with varying working interests across our Lower 48 portfolio.
Facilities
We operate and own, with varying interests, centralized condensate processing facilities in Texas and New Mexico in support of our Eagle Ford, Delaware and Midland assets.

ConocoPhillips 2023 10-K	6

Business and Properties	Table of Contents
Canada

CANADA
Montney
Surmont
Exploration and Production
Key Development or Program

Our Canadian operations consist of the Surmont oil sands development in Alberta, the liquids-rich Montney unconventional play in British Columbia and commercial operations. In 2023, operations in Canada contributed seven percent of our consolidated liquids production and three percent of our consolidated natural gas production.

			2023
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Bitumen MBD	Total MBOED
Average Daily Net Production
Surmont*	100.0%	ConocoPhillips	—	—	—	81	81
Montney	100.0	ConocoPhillips	9	3	65	—	23
Total Canada			9	3	65	81	104
*Acquired remaining 50 percent working interest in Surmont in October 2023. See Note 3.
Our bitumen resources in Canada are produced via SAGD, an enhanced thermal oil recovery method where steam is injected into the reservoir, effectively liquefying the heavy bitumen, which is recovered and pumped to the surface for further processing. Operations include two central processing facilities for treatment and blending of bitumen, and a diluent recovery unit. These facilities have allowed the asset to lower blend ratio and diluent supply costs, while gaining protection from diluent supply disruptions and increased market access for our product. At December 31, 2023, we held approximately 684,000 net acres of land in the Athabasca Region of northeastern Alberta.
Surmont
The Surmont oil sands leases are located south of Fort McMurray, Alberta. Surmont is a 100 percent working interest asset that offers sustained, long-life production. We are focused on keeping facilities full, structurally lowering costs, reducing GHG intensity and optimizing asset performance.
In October 2023, we completed our acquisition of the remaining 50 percent working interest in Surmont from TotalEnergies EP Canada Ltd. We achieved first production on Pad 267 in December. We expect first production in 2025 on our next pad, Pad 104.
Montney
The Montney is an unconventional play located in northeastern British Columbia. At December 31, 2023, we held approximately 297,000 net acres of land in the Montney.
In 2023, we continued development of the asset with the next series of pads, which included drilling 16 horizontal wells and bringing 15 wells online. The second phase of our central processing facility was successfully started in the third quarter.

7	ConocoPhillips 2023 10-K

Business and Properties	Table of Contents
Europe, Middle East and North Africa

The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea, the Norwegian Sea, Qatar, Libya, and commercial and terminalling operations in the U.K. In 2023, operations in Europe, Middle East and North Africa contributed nine percent of our consolidated liquids production and 16 percent of our consolidated natural gas production.
Norway

			2023
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Greater Ekofisk Area	28.3-35.1%	ConocoPhillips	42	2	42	51
Heidrun	24.0	Equinor	10	—	39	17
Aasta Hansteen	10.0	Equinor	—	—	66	11
Troll	1.6	Equinor	1	—	59	11
Visund	9.1	Equinor	1	2	48	11
Alvheim	20.0	Aker BP	5	—	10	7
Other	Various	Equinor	5	—	15	7
Total Norway			64	4	279	115
Greater Ekofisk Area
The Greater Ekofisk Area is located offshore Stavanger, Norway, in the North Sea, and is comprised of five producing fields. Crude oil is exported to our operated terminal located at Teesside, U.K., and the natural gas is exported to Emden, Germany. The Tommeliten A development, a new subsea tieback to Ekofisk, achieved first production in 2023, and the Eldfisk North subsea development will be tied back to Eldfisk, with first production expected in 2024.
Heidrun Field
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
Aasta Hansteen Field
The Aasta Hansteen Field is located in the Norwegian Sea. Produced condensate is loaded onto shuttle tankers and transported to market. Gas is transported through the Polarled gas pipeline to the onshore Nyhamna processing plant for final processing prior to export to market.
Troll Field
The Troll Field lies in the northern part of the North Sea and consists of the Troll A, B and C platforms. The natural gas from Troll A is transported to Kollsnes, Norway. Crude oil from floating platforms Troll B and Troll C is transported to Mongstad, Norway, for storage and export.

ConocoPhillips 2023 10-K	8

Business and Properties	Table of Contents
Visund Field
The Visund Field is located in the northern part of the North Sea and consists of a floating drilling, production and processing unit and subsea installations. Crude oil is transported by pipeline to a nearby third-party field for storage and export via tankers. The natural gas is transported to the gas processing plants at Kollsnes and Kårstø, through the Gassled transportation system.
Alvheim Field
The Alvheim Field is located in the northern part of the North Sea and consists of a FPSO vessel and subsea installations. Produced crude oil is exported via shuttle tankers and natural gas is transported to the Scottish Area Gas Evacuation (SAGE) Terminal at St. Fergus, U.K., through the SAGE Pipeline. The Kobra East and Gekko (KEG) project, a new subsea tieback to the Alvheim FPSO, achieved first production in 2023.
Other Fields
We also have varying ownership interests in three other producing fields in the Norwegian sector of the North Sea. In 2023, the partner-operated Breidablikk project achieved first production.
Exploration
In 2023, we participated in the partner-operated Ve exploration well on PL919 located in the North Sea. We were also awarded two new exploration licenses, PL1146B and PL036G located in the North Sea and traded into two licenses, PL886 and PL886B located in the Norwegian Sea. In the third quarter of 2023, we recorded the investment in the suspended Warka discovery well on license PL1009, located in the Norwegian Sea and drilled in 2020, as dry hole expense. In 2024, we plan to drill the second appraisal well in the 2020 Slagugle discovery located in the Norwegian Sea and participate in a partner-operated exploration well in the Alvheim Deep prospect.
Transportation
We have a 35.1 percent interest in the Norpipe Oil Pipeline System, a 220-mile pipeline which carries crude oil from Ekofisk to a crude oil stabilization and NGLs processing facility in Teesside, U.K.
Facilities
We operate and have a 40.25 percent ownership interest in a crude oil stabilization and NGLs processing facility at Teesside, U.K. to support our Norway operations.

9	ConocoPhillips 2023 10-K

Business and Properties	Table of Contents
Qatar

			2023
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
QatarEnergy LNG N(3)	30.0%	QatarEnergy LNG	13	8	375	83
QatarEnergy LNG N(3) (N3), formerly Qatar Liquefied Gas Company Limited (3) (QG3), is an integrated development jointly owned by QatarEnergy (68.5 percent), ConocoPhillips (30 percent) and Mitsui & Co., Ltd. (1.5 percent). N3 consists of upstream natural gas production facilities, which produce approximately 1.4 gross BCF per day of natural gas from Qatar’s North Field over a 25-year life, in addition to a 7.8 million gross tonnes per year LNG facility. LNG is shipped in leased LNG carriers destined for sale globally.
N3 executed the development of the onshore and offshore assets as a single integrated development with QatarEnergy LNG N(4) (N4), formerly Qatargas 4 (QG4), a joint venture between QatarEnergy and Shell plc. This included the joint development of offshore facilities situated in a common offshore block in the North Field, as well as the construction of two identical LNG process trains and associated gas treating facilities for both the N3 and N4 joint ventures. Production from the LNG trains and associated facilities is combined and shared.
During 2022, we were awarded a 25 percent interest in each of two new joint ventures with QatarEnergy to participate in the North Field East (NFE) and North Field South (NFS) LNG projects. Formation of the NFE joint venture, QatarEnergy LNG NFE (4) (NFE4), formerly Qatar Liquefied Gas Company Limited (8) (QG8), closed in December 2022 and the formation of the NFS joint venture, QatarEnergy LNG NFS (3) (NFS3), formerly Qatar Liquefied Gas Company Limited (12) (QG12), closed in June 2023. See Note 3 and Note 4.
Libya

			2023
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Waha Concession	20.4%	Waha Oil Co.	48	—	29	53
The Waha Concession is made up of multiple concessions and encompasses approximately 13 million acres onshore in the Sirte Basin for exploration and production activity. Oil is transported by pipeline to the Es Sider terminal for export. Natural gas is transported and sold domestically. Current production comes from 13 existing fields within the Waha Concession.

ConocoPhillips 2023 10-K	10

Business and Properties	Table of Contents
Asia Pacific

The Asia Pacific segment has exploration and production operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. In 2023, operations in the Asia Pacific segment contributed five percent of our consolidated liquids production and three percent of our consolidated natural gas production.
Australia

			2023
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Australia Pacific LNG	47.5%	ConocoPhillips/Origin Energy	—	—	844	141
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
We operate two fully subscribed 4.5 MTPA LNG trains. Approximately 3,500 net wells are ultimately expected to supply both the LNG sales contracts and domestic gas market. The wells are supported by gathering systems, central gas processing and compression stations, water treatment facilities and an export pipeline connecting the gas fields to the LNG facilities. The LNG is being sold to Sinopec under 20-year sales agreements for 7.6 MTPA of LNG, and Japan-based Kansai Electric Power Co., Inc. under a 20-year sales agreement for approximately 1 MTPA of LNG.
For additional information, see Note 3, Note 4 and Note 10.
Exploration
We own an 80 percent working interest in both Exploration Permit (T/49P) and (VIC/P79) located in the Otway Basin, Australia. Existing seismic data for both permits is being evaluated for future exploration drilling opportunities.
During 2023, we executed a drilling consortium agreement with other operators in Australia and secured a contract for a semi-sub drilling rig. The proposed exploration program involves seabed surveys and two exploration wells planned for 2025.

11	ConocoPhillips 2023 10-K

Business and Properties	Table of Contents
China

			2023
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Penglai	49.0%	CNOOC	32	—	—	32
Penglai
The Penglai 19-3, 19-9 and 25-6 fields are located in the Bohai Bay Block 11/05 and are being developed in stages from large offshore platforms and a FPSO. Most crude oil produced from the block is sold to the China domestic market, with the remainder exported to international markets.

Phase 3 consists of three wellhead platforms and a central processing platform. First production from Phase 3 was achieved in 2018. This project could include up to 186 wells, 175 of which have been completed and brought online as of December 2023.
Phase 4A consists of one wellhead platform and achieved first production in 2020. This project could include up to 62 new wells, 54 of which have been completed and brought online as of December 2023.
Phase 4B consists of two wellhead platforms, WHP-H and WHP-N, both of which achieved first production in the fourth quarter of 2023. This project could include up to 144 new wells, 3 of which have been completed and brought online as of December 2023.
Malaysia

			2023
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Gumusut	29.5%	Shell	13	—	—	13
Malikai	35.0	Shell	12	—	—	12
Kebabangan (KBB)	30.0	KPOC	1	—	47	9
Siakap North-Petai	21.0	PTTEP	2	—	1	2
Total Malaysia			28	—	48	36
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

Block J
Gumusut
We own a 29.5 percent working interest in the unitized Gumusut Field. Gumusut Phase 3 first oil was achieved in 2022. Development drilling associated with Gumusut Phase 4, a four-well program targeting the Brunei acreage of the unitized Gumusut Field that straddles Malaysia and Brunei waters, is planned to commence in early 2024 with first oil anticipated in early 2025. The unitized Gumusut Field is operated on a FPS with oil evacuation via a pipeline to the Sabah Oil and Gas Terminal (SOGT) for tanker liftings.

ConocoPhillips 2023 10-K	12

Business and Properties	Table of Contents
KBBC
We own a 30 percent working interest in the KBB, Kamunsu East and Kamunsu East Upthrown Canyon gas and condensate fields.
KBB
Gas is transported from the KBB platform via pipeline for sale to the domestic gas market. During 2019, KBB tied-in to a nearby third-party floating LNG vessel, which provided increased gas offtake capacity.
Block G
Malikai
We own a 35 percent working interest in Malikai. Malikai Phase 2 development first oil was achieved in February 2021. Malikai operates on a tension leg platform and pipes oil to the KBB platform for processing. Oil evacuation is via pipeline to SOGT for tanker liftings.
Siakap North-Petai
We own a 21 percent working interest in the unitized Siakap North-Petai (SNP) oil field. First oil from SNP Phase 2 was achieved in November 2021. The subsea system in the SNP oil field is tied back to a FPSO operated by PTTEP.
Exploration
We own a 50 percent working interest and operate both Blocks WL4-00 and SK304. Block WL4-00 encompasses 0.3 million net acres primarily in the Salam and Benum Fields. Block SK304 encompasses 1.1 million net acres off the coast of Sarawak, offshore Malaysia. We continue to evaluate these blocks and are using information from prior well results to help optimize future development plans.
In 2021, we were awarded operatorship and an 85 percent working interest in Block SB405 encompassing 1.2 million net acres off the coast of Sabah, offshore Malaysia. A 3D seismic survey was acquired in 2022, and processing and evaluation of this data is currently ongoing.
Other International

The Other International segment includes interests in Colombia as well as contingencies associated with prior operations in other countries.
Colombia
We have an 80 percent operating interest in the Middle Magdalena Basin Block VMM-3 extending over approximately 67,000 net acres. In addition, we have an 80 percent working interest in the VMM-2 Block, which extends over approximately 58,000 net acres and is contiguous to the VMM-3 Block. The contracts for this project are currently in force majeure due to the lack of a defined environmental licensing required for the execution of unconventional exploratory activities. Additionally, the government of Colombia supports a ban on such activities.
Venezuela
For discussion of our contingencies in Venezuela, see Note 11.

13	ConocoPhillips 2023 10-K

Business and Properties	Table of Contents
Other
Marketing Activities
Our Commercial organization manages our worldwide commodity portfolio, which includes natural gas, crude oil, bitumen, NGLs, LNG and power. Marketing activities are performed through offices in the U.S., Canada, Europe and Asia. In marketing our production, we attempt to minimize flow disruptions, maximize realized prices and manage credit-risk exposure. Commodity sales are generally made at prevailing market prices at the time of sale. We also purchase and sell third-party commodity volumes to better position the company to satisfy customer demand while fully utilizing transportation and storage capacity.
Crude Oil, Bitumen and NGLs
Our crude oil, bitumen and NGL revenues are derived from production in the U.S., Canada, Asia, Africa and Europe. These commodities are primarily sold under contracts with prices based on market indices, adjusted for location, quality and transportation.

Natural Gas
Our natural gas production, along with third-party purchased gas, is primarily marketed in the U.S., Canada and Europe. Our natural gas is sold to a diverse client portfolio, which includes local distribution companies; gas and power utilities; large industrials; independent, integrated or state-owned oil and gas companies; as well as marketing companies. To reduce our market exposure and credit risk, we also transport natural gas via firm and interruptible transportation agreements to major market hubs.
LNG
We have producing equity LNG facilities located in Australia and Qatar, by which volumes are primarily sold under long-term contracts with prices based on market indices. In 2023, we continued to progress our global LNG strategy, acquiring a 30 percent equity interest in the Port Arthur LNG (PALNG) facility and contracting 5 MTPA offtake capacity. We secured additional offtake capacity in North America of 2.4 MTPA, which includes a 20-year offtake agreement for approximately 2.2 MTPA at the Saguaro LNG project on the West Coast of Mexico, subject to Mexico Pacific reaching FID and other certain conditions precedent as well as a 5-year offtake agreement for 0.2 MTPA at the Energia Costa Azul Phase 1. In addition, we executed additional regasification capacity and services agreements for approximately 1.7 MTPA, including a 15-year throughput agreement for 1.5 MTPA of capacity and a 5-year services agreement for 0.2 MTPA at the Gate LNG terminal in the Netherlands. Our marketing efforts are focused on further progressing the placement of our offtake volumes into Europe and Asia.
Energy Response Partnerships
We maintain memberships in several response and containment partnerships across the globe as a key element of our emergency response preparedness program in addition to internal response resources.

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
Oil Spill Response Removal Organizations (OSROs)
We maintain memberships in several OSROs, many of which are not-for-profit cooperatives owned by the member companies wherein we may actively participate as a member of the board of directors, steering committee, work group or other supporting role. In North America, our primary OSROs include the Marine Spill Response Corporation for the continental U.S. and Alaska Clean Seas and Ship Escort/Response Vessel System for the Alaska North Slope and Prince William Sound, respectively. Internationally, we maintain memberships in various OSROs including Oil Spill Response Limited, the Norwegian Clean Seas Association for Operating Companies, Australian Marine Oil Spill Center and Petroleum Industry of Malaysia Mutual Aid Group.

ConocoPhillips 2023 10-K	14

Business and Properties	Table of Contents
Technology
We have several technology programs that improve our ability to develop unconventional reservoirs, increase recoveries from our legacy fields, improve the efficiency of our exploration program, produce heavy oil economically with lower emissions and implement sustainability measures.

LNG Liquefaction
We are the second-largest LNG liquefaction technology provider globally. Our Optimized Cascade® LNG liquefaction technology has been licensed for use in 28 LNG trains around the world, with FEED studies ongoing for additional trains.

Low-Carbon Technologies
In 2021, we established a multi-disciplinary Low-Carbon Technologies organization, with the remit to support our net-zero ambition, understand the alternative energy landscape and prioritize opportunities for future competitive investment. We continue our focus on implementing emissions reduction projects across our global portfolio, including operational efficiency measures and methane and flaring reductions. In April 2023, we accelerated our 2030 GHG emissions intensity reduction target to a 50-60 percent reduction by 2030 from a 2016 baseline on both a gross operated and net equity basis. In addition, we set a new near-zero methane intensity target of less than 1.5-kilogram carbon dioxide equivalent per BOE by 2030. We are also on track to meet the World Bank Zero Routine Flaring goal by 2025. To help achieve these targets, the Low-Carbon Technologies organization continued to work with the company's business units to develop and implement region-specific emission reduction initiatives and identify potential technology solutions for hard-to-abate emissions.

Over the last two years, we continued our work to identify additional pathways to abate our Scope 1 and 2 emissions as well as low-carbon opportunities for future competitive investment. For example:
•We conducted CCS and electrification studies, initiated zero/low emission equipment design enhancements, installed mechanisms to continuously monitor and detect methane emissions and implemented operational changes to reduce flaring and methane venting volumes.
•We evaluated carbon dioxide storage sites primarily along the U.S. Gulf Coast, progressed land acquisition efforts and business development work, initiated permitting activities for potential appraisal wells for carbon sequestration and advanced engineering studies for multiple opportunities.
•We advanced hydrogen opportunities in the U.S., Middle East and Asia Pacific regions. In September 2023, JERA and Uniper announced a non-binding Heads of Agreement together with ConocoPhillips, for the potential sale of ammonia to Uniper. This agreement further advanced our cooperation to potentially develop a low-carbon, ammonia production facility on the U.S. Gulf Coast that would supply low-carbon fuels from the U.S. for use in the U.S., Europe, Japan and greater Asia.
Delivery Commitments
We sell crude oil and natural gas from our producing operations under a variety of contractual arrangements, some of which specify the delivery of a fixed and determinable quantity. Our commercial organization also enters into natural gas sales contracts where the source of the natural gas used to fulfill the contract can be the spot market or a combination of our reserves and the spot market. Worldwide, we are contractually committed to deliver approximately 440 billion cubic feet of natural gas, 275 million barrels of crude oil and 15.9 million megawatt hours of electricity in the future. These contracts have various expiration dates through the year 2030. We expect to fulfill these delivery commitments with third-party purchases, as supported by our gas management and power supply agreements; proved developed reserves and PUDs. See the disclosure on “Proved Undeveloped Reserves” in the “Supplementary Data - Oil and Gas Operations” section following the Notes to Consolidated Financial Statements, for information on the development of PUDs.
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
We compete with numerous other companies in the industry, including state-owned companies, to locate and obtain new sources of supply and to produce oil, bitumen, NGLs and natural gas in an efficient, cost-effective manner. We deliver our production into the worldwide commodity markets. Principal methods of competing include geological, geophysical and engineering research and technology; experience and expertise; equipment and personnel; economic analysis in connection with portfolio management and safely operating oil and gas producing properties.

15	ConocoPhillips 2023 10-K

Business and Properties	Table of Contents
Human Capital Management
Values, Principles and Governance
At ConocoPhillips, our strategy, performance, culture and reputation are fueled by our workforce. We recognize that attracting, retaining, and developing talent is a competitive imperative within our changing industry. Our human capital management (HCM) approach starts with a foundation in our core SPIRIT Values – Safety, People, Integrity, Responsibility, Innovation, and Teamwork. These SPIRIT Values set the tone for how we interact with all of our internal and external stakeholders. We believe a safe organization is a successful organization, and therefore, we prioritize personal and process safety across the company. Our SPIRIT Values are a source of pride. Our day-to-day work is guided by the principles of accountability and performance, which means the way we do our work is as important as the results we deliver. We believe these core values and principles set us apart, align our workforce and provide a foundation for our culture.
Our Executive Leadership Team (ELT) and our Board of Directors play a key role in setting our HCM strategy and driving accountability for meaningful progress. The ELT and Board of Directors engage often on workforce-related topics. Our HCM programs are overseen and administered by our human resources function with support from business leaders across the company.
We depend on our workforce to successfully execute our company’s strategy and we recognize the importance of creating a workplace where our people feel valued. Our HCM programs are built around three pillars that we believe are necessary for success: a compelling culture, attracting a world-class workforce and valuing our people. Each of these pillars is described in more detail below.
A Compelling Culture
How we do our work is what sets us apart and drives our performance. We are experts in what we do and continuously find ways to do our jobs better. Our different backgrounds, ideas and views drive our success. Together, we deliver strong performance, but not at all costs. We embrace our core cultural attributes that are shared by everyone, everywhere.
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
We continuously look for ways to operate more safely, efficiently and responsibly. We focus on reducing human error by emphasizing interaction among people, equipment and work processes. We believe our HSE policies such as Life Saving Rules, Process Safety Fundamentals, safety procedures and our stop work policy can reduce the likelihood and severity of unexpected incidents. We conduct thorough investigations of all serious incidents to understand the root cause and share lessons learned globally to improve our facility designs, procedures, training, maintenance programs and designs. It is important that we drive an HSE culture of continuous learning and improvement, refine our existing HSE processes and tools and enhance our commitment to safe, efficient and responsible operations.
Diversity, Equity and Inclusion
As our industry evolves, we will continue to face both new opportunities and challenges, requiring a workforce that is equipped to address this evolution. We also need to cultivate an environment where everyone is encouraged and able to contribute — no matter their role, level or location. This is how innovation thrives, leading to a better business outcome. That is why we have put an emphasis on, and are committed to, elevating DEI and creating a great place to work.

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

ConocoPhillips 2023 10-K	16

Business and Properties	Table of Contents
The ELT has ultimate accountability for advancing our DEI commitments through a governance structure that includes a Chief Diversity Officer (CDO), a dedicated DEI organization and a global DEI Council consisting of senior leaders from across the company. The company sets goals and measures progress based on a transparent DEI strategy with four pillars that guide our focus and approach: people, programs and processes, culture and our external brand and reputation. All company leaders are accountable for advancing DEI through local efforts. Our DEI efforts and progress are regularly reviewed with the Board of Directors.
We continue to actively monitor diversity metrics on a global basis. We are committed to being transparent as we build a more diverse, equitable and inclusive workplace. Tables of 2023 employee demographics by gender and ethnicity, and by country, are shown below:
2023 Employees by Gender and Race/Ethnicity

	Global		U.S.
	Male	Female	White	POC*
All Employees	73%	27%	68%	32%
All Leadership	74	26	76	24
Top Leadership	74	26	82	18
Junior Leadership	74	26	74	26
*"POC" refers to People of Color or racial and ethnic minorities self-reported in the U.S.

2023 Employees by Country	Percent of Total
U.S.	66%
Norway	16
Canada	9
Australia	3
U.K.	3
Other Global Locations	3
100%
Attracting A World-Class Workforce
Our continued success requires a strong workforce with the right skills across the globe to achieve our strategic objectives. We recruit extensively for experienced hires with critical skills to help us sustain a broad range of expertise. We also offer university internships across multiple disciplines and partner with diversity organizations and universities to create a pipeline for early-career talent. We strive to ensure equitable practices in every aspect of our recruitment process and conduct talent assessments to ensure we have the organizational capacity and capabilities to successfully execute our business plans.
We closely monitor recruitment metrics through internal talent dashboards and track voluntary turnover metrics to guide our retention activities.

2023 Hiring & Attrition Metrics	Percent of Total
U.S. University hire acceptance	73%
U.S. Interns acceptance	71
Diversity hiring - Women	27
Diversity hiring - U.S. POC	41
Total voluntary attrition	4

17	ConocoPhillips 2023 10-K

Business and Properties	Table of Contents
Valuing our People

Employee Engagement and Development
We focus on the engagement and development of our workforce and encourage our employees to build diverse and fulfilling careers at ConocoPhillips. We develop our workforce through a combination of on-the-job learning, formal training, regular feedback, coaching and mentoring. Skills-based Talent Management Teams (TMTs) guide targeted employee development and career progression by skills, discipline and location. The TMTs help identify our workforce planning needs and assess the availability of critical skill sets within the company. We use a performance management program focused on objectivity, credibility and transparency. The program includes broad stakeholder feedback, real-time monetary and non-monetary recognition and a formal “how” rating to assess behaviors to ensure they align with our SPIRIT Values.

We empower our employees to grow their careers through personal and professional development opportunities, including individual development plans, annual career development conversations with supervisors, a voluntary 360-feedback tool and training on a broad range of technical and professional skills. Succession planning is a top priority for management and the Board of Directors. This work ensures we have the talent available for critical leadership roles and serves to inspire employees to reach their ultimate potential and limit business interruption.

Taking steps to measure and assess employee satisfaction and engagement is at the heart of long-term business success and creating a great place to work for our global workforce. Since 2019, the ConocoPhillips Perspectives Survey has become our primary listening platform for gathering feedback on employee sentiment and promoting our “Who We Are” culture. Our leadership reviews the survey feedback to guide priorities and goals. Our employee feedback strategy is delivered through this annual engagement survey and as needed; shorter ad hoc surveys are leveraged to unlock targeted insights in support of our human capital priorities.
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

ConocoPhillips 2023 10-K	18

Business and Properties	Table of Contents
General
The environmental information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 56 through 58 under the captions “Environmental” and “Climate Change” is incorporated herein by reference. It includes information on expensed and capitalized environmental costs for 2023 and those expected for 2024 and 2025.
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

19	ConocoPhillips 2023 10-K

Risk Factors	Table of Contents
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
Risks Related to Our Industry
Our operating results, our ability to execute on our strategy and the carrying value of our assets are exposed to the effects of volatile commodity prices or prolonged periods of low commodity prices.
Among the most significant factors impacting our revenues, operating results and future rate of growth are the sales prices for crude oil, bitumen, LNG, natural gas and NGL. These prices are tied to market prices that can fluctuate widely, and many of the factors influencing the prices are beyond our control. For example, over the course of 2023, WTI crude oil prices ranged from a low of $67 per barrel in March to a high of $94 per barrel in August. Given the volatility in commodity price drivers and the worldwide political and economic environment, including potential economic slowdowns or recessions, unexpected shocks to supply and demand resulting from future global health crises such as those experienced in connection with the COVID-19 pandemic or increased uncertainty generated by recent (and potential future) armed hostilities in various oil-producing regions around the globe, prices for crude oil, bitumen, LNG, natural gas and NGLs may continue to be volatile.
Prolonged periods of low commodity prices could have a material adverse effect on our revenues, operating income, cash flows and liquidity, and may also affect the amount of dividends we elect to declare and pay on our common stock and the amount of shares we elect to acquire as part of our share repurchase program and the timing of such acquisitions. Lower prices may also limit the amount of reserves we can produce economically, thus adversely affecting our proved reserves and reserve replacement ratio and accelerating the reduction in our existing reserve levels as we continue production from upstream fields. Prolonged depressed prices may affect strategic decisions related to our operations, including decisions to reduce capital investments or curtail operated production.
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
As we produce crude oil, bitumen, natural gas and NGLs from our existing portfolio, the amount of our remaining reserves declines. If we do not successfully replace the resources we produce with good prospects for future organic development or through acquisitions, our business will decline. In addition, our ability to successfully develop our reserves depends on our achievement of a number of operational and strategic objectives, some aspects of which are beyond our control, including navigating political and regulatory challenges to obtain and renew rights to develop and produce hydrocarbons; reservoir optimization; bringing long-lead time, capital intensive projects to completion on budget and on schedule; and efficiently and profitably operating mature properties. If we are not successful in developing the resources in our portfolio, our financial condition and results of operations may be adversely affected.
The exploration and production of oil and gas is a highly competitive industry.
The exploration and production of crude oil, bitumen, natural gas and NGLs is a highly competitive business. We compete with private, public and state-owned companies in all facets of the exploration and production business, including to locate, acquire and develop new sources of supply and to produce crude oil, bitumen, natural gas and NGLs in an efficient, cost-effective manner. In addition, as the energy transition progresses, we anticipate the oil and gas industry will face additional competition from alternative fuels. We must also compete for the materials, equipment, services, employees and other personnel (including geologists, geophysicists, engineers and other specialists) necessary to conduct our business. If we are not successful in any facet of this competition, our financial condition and results of operations may be adversely affected.

ConocoPhillips 2023 10-K	20

Risk Factors	Table of Contents
Our ability to successfully execute on our energy transition plans is subject to a number of risks and uncertainties and may be costly to achieve.
In 2020, we announced our Paris-aligned climate risk framework, including an ambition to achieve net-zero operational emissions by 2050. In 2022, we published our Plan for the Net-Zero Energy Transition (the “Plan”) and continued to set increasingly ambitious targets around operational GHG emissions intensity and reducing methane emissions and flaring. Our ability to achieve stated targets, goals and ambitions is subject to a number of risks and uncertainties out of our control, government policies and markets, as well as potential regulations that may impair our ability to execute on current or future plans. Such achievement also depends on the accelerated pace of development of effective emissions measurement and abatement technologies, and the actual pace of development may be inadequate, or the technologies actually developed may be insufficient. Furthermore, we are still in the planning stages, and the Plan's execution could be costly, may have unforeseen obstacles, may proceed at varying paces during the timeframe allotted for the Plan and may be accomplished in a manner that we cannot predict at this time. We may be required to purchase emission credits in the future, and there may be an insufficient supply of offsets to achieve our goals, or we could incur increasingly greater expenses related to our purchase of such offsets. As advanced technologies are developed to accurately measure emissions, we may be required to revise our emissions estimates and reduction goals or otherwise revise our strategies outlined in the Plan. We may be adversely affected and potentially need to reduce economic end-of-field life of certain assets and impair associated net book value due to the emissions intensity of some of our assets. Even if we meet our goals, our efforts may be characterized as insufficient.

In 2021, we established our Low-Carbon Technologies organization to identify and evaluate business opportunities that address end-use emissions and early-stage low-carbon technology opportunities that would leverage our existing expertise and adjacencies. Our investments in these technologies may expose us to numerous financial, legal, operational, reputational and other risks. While we perform a thorough analysis on these investments, the related technologies and markets are at early stages of development and we do not yet know what rate of return we will achieve, if any. Furthermore, we may not be able to deploy such technologies at a commercial scale. The success of our low-carbon strategy will depend in part upon the cooperation of government agencies, the support of stakeholders, our ability to research and forecast potential investments, and our ability to apply our existing strengths and expertise to new technologies, projects and markets.

Estimates of crude oil, bitumen, natural gas and NGL reserves are imprecise and may be subject to revision, and any material change in the factors and assumptions underlying our estimates of crude oil, bitumen, natural gas and NGL reserves could impair the quantity and value of those reserves.
Our proved reserve information included in this annual report represents management’s best estimates based on assumptions, as of a specified date, of the volumes to be recovered from underground accumulations of crude oil, bitumen, natural gas and NGLs. Such volumes cannot be directly measured, and the estimates and underlying assumptions used by management are subject to substantial risk and uncertainty. Any material changes in the factors and assumptions underlying our estimates of these items could result in a material negative impact to the volume of reserves reported or could cause us to incur impairment expenses on property associated with the production of those reserves. Future reserve revisions could also result from changes in, among other things, governmental regulation and commodity prices. For more information on estimates used, see the "Critical Accounting Estimates" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.
Our business may be adversely affected by price controls; government-imposed limitations on production or exports of crude oil, bitumen, LNG, natural gas and NGLs; or the unavailability of adequate gathering, processing, compression, transportation, and pipeline facilities and equipment for our production of crude oil, bitumen, natural gas and NGLs.
As discussed herein, our operations are subject to extensive governmental regulations across numerous jurisdictions. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil, bitumen, natural gas and NGL wells below actual production capacity. Similarly, in response to increased domestic energy costs, circumstances determined to be in the economic interest of the country, or a declared national emergency, governments could restrict the export or import of our products which would adversely impact our business. Because legal requirements are frequently changed and subject to interpretation, we cannot predict whether future restrictions on our business may be enacted or become applicable to us.

21	ConocoPhillips 2023 10-K

Risk Factors	Table of Contents
Our ability to sell and deliver the crude oil, bitumen, LNG, natural gas and NGLs that we produce also depends on the availability, proximity, and capacity of gathering, processing, compression, transportation and pipeline facilities and equipment, as well as any necessary diluents to prepare our crude oil, bitumen, LNG, natural gas and NGLs for transport. The facilities, equipment and diluents we rely on may be temporarily unavailable to us due to market conditions, extreme weather events, permitting delays and other regulatory matters, mechanical reasons or other factors or conditions, many of which are beyond our control. In addition, in certain newer plays, the capacity of necessary facilities, equipment and diluents may not be sufficient to accommodate production from existing and new wells, and construction and permitting delays, permitting costs and regulatory or other constraints could limit or delay the construction, manufacture or other acquisition of new facilities and equipment. If any facilities, equipment or diluents, or any of the transportation methods and channels that we rely on become unavailable for any period of time, we may incur increased costs to transport our crude oil, bitumen, LNG, natural gas and NGLs for sale; we may be forced to curtail our production of crude oil, bitumen, natural gas or NGLs or we may not be able to meet all the objectives in the Plan, such as reducing routine flaring.
Our ability to manage risk or influence outcomes in joint ventures may be constrained.
We conduct many of our operations through joint ventures in which another joint venture partner is operator or we may not have majority control. In these cases, the economic, business, or legal interests or goals of the operator or the voting majority may be inconsistent with ours, and we may not be able to influence the decision making or outcomes to align with our interests or goals. Failure by an operator or a voting majority, with whom we have a joint venture interest, to adequately manage the risks associated with any operations could have an adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations.
Our operations are subject to hazards and risks that require significant and continuous oversight.
Our operations are subject to a variety of hazards and risks that require significant and continuous oversight, such as the monitoring, prevention or mitigation of or protection from explosions, fires, product spills, severe weather, geological events, global health crises, such as epidemics and pandemics, labor disputes, geopolitical tensions, armed hostilities, terrorist or piracy attacks, sabotage, civil unrest or cyberattacks. Our operations are subject to additional hazards concerning exposure to and potential release of pollutants and toxic substances, as well as other environmental hazards and risks. For example, offshore activities may pose incrementally greater risks because of complex subsurface conditions such as higher reservoir pressures, water depths and metocean conditions. All such hazards could result in loss of human life, significant property and equipment damage, environmental pollution, impairment of operations, substantial losses to us and damage to our reputation. Our business and operations may be disrupted if we do not respond, or are perceived not to respond, in an appropriate manner to any of these hazards and risks or any other major crisis or if we are unable to efficiently restore or replace affected operational components and capacity. Countermeasures to address global health crises, epidemics or pandemics, including future outbreaks of COVID-19, may result in reduced demand for our products; disruptions to our supply chain, the global economy or financial or commodity markets; disruptions in our contractual arrangements with our service providers, suppliers and other counterparties; failures by our suppliers, contract manufacturers, contractors, joint venture partners and external business partners, to meet their obligations to us; reduced workforce productivity; and voluntary or involuntary curtailments. Further, our insurance may not be adequate to compensate us for all resulting losses described above, and the cost to obtain adequate coverage may increase for us in the future or may not be available.

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
Any of these factors, or other cascading effects of such factors, could materially increase our costs; negatively impact our revenues or ability to implement and advance the Plan; and damage our financial condition, results of operations, cash flows and liquidity position. The full extent and duration of any such impacts cannot be predicted at this time because of the lack of certainty surrounding their sources, causes and outcomes.

ConocoPhillips 2023 10-K	22

Risk Factors	Table of Contents
Legal and Regulatory Risks
We expect to continue to incur substantial capital expenditures and operating costs as a result of our compliance with existing and future environmental laws and regulations.
Our business is subject to numerous laws and regulations relating to the protection of the environment, which are expected to continue to have an increasing impact on our operations. For a description of the most significant of these environmental laws and regulations, see the “Contingencies—Environmental”, “—Climate Change” and "—Company Response to Climate-Related Risks" sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. These laws and regulations continue to increase in both number and complexity and affect our operations with respect to, among other things:
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
We have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of these laws and regulations. In addition, to the extent these expenditures are assumed by a buyer as a result of a disposition, it may result in our incurring substantial costs if the buyer is unable to satisfy these obligations. Any actual or perceived failure by us to comply with existing or future laws, regulations and other requirements could result in administrative or civil penalties, criminal fines, other enforcement actions or third-party litigation against us. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products, our business, financial condition, results of operations and cash flows in future periods as well as our ability to implement and advance the Plan could be adversely affected.
Existing and future laws, regulations and internal initiatives relating to global climate change, such as limitations on GHG emissions, may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products.
Continuing political and societal attention to the issue of global climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit GHG emissions, such as cap and trade regimes, specific emission standards, carbon taxes, restrictive permitting, increased fuel efficiency standards, and incentives or mandates for renewable and alternative energy. Although we may support the intent of legislative and regulatory measures aimed at addressing climate-related risks, the specifics of how and when they are enacted could result in a material adverse effect to our business, financial condition, results of operations and cash flows in future periods as well as our ability to implement and advance the Plan.

For example, in December 2023, the EPA published a final rule that revises the regulations governing, among other things, the emission of methane and volatile organic compounds from new oil and gas production facilities, and emission guidelines for states to use when revising Clean Air Act implementation plans to limit methane emissions from existing oil and gas facilities. The final rule could result in additional capital expenditures and compliance, operating and maintenance costs, any of which may have an adverse effect on our business and results of operations.

Additionally, in 2023, the U.S. joined the international community at the 28th Conference of the Parties (COP28), where the U.S. and nearly 200 other countries, including most of the countries in which we operate, renewed their commitment to deliver on the aims of the 2015 Paris Agreement. COP28 included a decision on the world's first 'global stocktake' to ratchet up climate action before the end of the decade — including a goal to triple renewable energy capacity by 2030 — and for the first time its final agreement explicitly recommended "transitioning away from fossil fuels in the energy system." The implementation of current agreements and regulatory measures, as well as any future agreements or measures addressing climate change and GHG emissions, may adversely increase our capital and operating expenses,

23	ConocoPhillips 2023 10-K

Risk Factors	Table of Contents
impact the demand for our products, impose taxes on our products or operations, or require us to purchase emission credits or reduce emissions of GHGs from our operations. For example, in August 2022, the U.S. enacted the Inflation Reduction Act of 2022, which includes a charge on methane emissions from selected facilities in the oil and gas industry, including many of the facilities operated by ConocoPhillips. As a result, we may incur substantial capital expenditures and compliance, operating, maintenance and remediation costs, any of which may have an adverse effect on our business and results of operations.

For more information on legislation or precursors for possible regulation relating to global climate change that affect or could affect our operations and a description of the company's response, see the "Contingencies—Climate Change” and "—Company Response to Climate-Related Risks" sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Broader investor and societal attention to and efforts to address global climate change may limit who can do business with us or our access to financial markets and could subject us to litigation.

Increasing attention to global climate change has also resulted in pressure from and upon stockholders, financial institutions and other financial market participants to potentially limit or discontinue investments, insurance and funding to oil and gas companies. For example, a significant number of financial institutions are now members of the Glasgow Financial Alliance for Net Zero (GFANZ), thereby pledging to the goal of net zero by 2050, as well as setting interim targets for 2030 or earlier. While they are not prohibited from doing business with oil and gas companies, GFANZ members may self-impose limits. Conversely, we also face pressure from some in the investment community and certain public interest groups to limit the focus on ESG in our decision-making, arguing that ESG considerations do not relate to financial outcomes. As public pressure continues to mount on the financial sector, our costs of capital may increase.
Furthermore, increasing attention to global climate change has resulted in an increased likelihood of governmental investigations and private litigation, which could increase our costs or otherwise adversely affect our business. Beginning in 2017 and continuing through 2023, cities, counties, governments and other entities in several states/territories in the U.S. have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. Additional lawsuits with similar allegations are expected to be filed. The amounts claimed by plaintiffs are unspecified and the legal and factual issues involved in these cases are unprecedented. ConocoPhillips believes these lawsuits are factually and legally meritless, and are an inappropriate vehicle to address the challenges associated with climate change and will vigorously defend against such lawsuits. The ultimate outcome and impact to us cannot be predicted with certainty, and we expect to incur substantial legal costs associated with defending these and similar lawsuits in the future. We could also receive lawsuits alleging a failure or lack of diligence to meet our publicly stated ESG goals, or alleging misrepresentation related to our ESG activity.
Political and economic developments could damage our operations and materially reduce our profitability and cash flows.
Actions of the U.S., state, local and foreign governments, through sanctions, tax and other legislation, executive orders and commercial restrictions, could reduce our operating profitability both in the U.S. and abroad. In certain locations, restrictions on our operations; leasing restrictions; special taxes or tax assessments; and payment transparency regulations that could require us to disclose competitively sensitive information or might cause us to violate non-disclosure laws of other countries have been imposed or proposed by governments or certain interest groups. In addition, we may face regulatory changes in the U.S. including, but not limited to, the enactment of tax law changes that adversely affect the fossil fuel industry, new methane emissions standards, requirements restricting or prohibiting flaring and subsurface water disposal, more stringent environmental impact studies and reviews and policies inhibiting or curtailing LNG exports. Similar regulatory shifts, including attendant higher costs and market access constraints, may also occur in international jurisdictions in which we operate.

Hydraulic fracturing, an essential completion technique that facilitates production of oil and natural gas otherwise trapped in lower permeability rock formations, has historically attracted political and regulatory scrutiny. A range of local, state, federal and national laws and regulations currently govern, constrain or prohibit hydraulic fracturing in some jurisdictions. New or more stringent permitting, disclosure or other regulatory requirements on hydraulic fracturing or other oil and natural gas operations, including subsurface water disposal, could result in increased costs, operating restrictions or operational delays or could limit the ability to develop oil and natural gas resources.
In addition, certain interest groups have also proposed ballot initiatives, contested lease sales and challenged project permits, for example, to restrict oil and natural gas development generally as well as specific projects, including the

ConocoPhillips 2023 10-K	24

Risk Factors	Table of Contents
Willow project in Alaska. In the event that ballot initiatives, local, state, or national restrictions or prohibitions are adopted and result in more stringent limitations on the production and development of oil and natural gas in areas where we conduct operations, we may incur significant costs to comply with such requirements or may experience delays or curtailment in the permitting or pursuit of exploration, development or production activities. Such compliance costs and delays, curtailments, limitations or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, liquidity and ability to implement and advance the Plan.
Political and economic factors in international markets could have a material adverse effect on us.

Approximately 31 percent of our hydrocarbon production was derived from production outside the U.S. in 2023, and 33 percent of our proved reserves, as of December 31, 2023, were located outside the U.S. We are subject to risks associated with our operations in foreign jurisdictions and international markets, including changes in foreign governmental policies relating to crude oil, bitumen, LNG, natural gas or NGL pricing and taxation; other regulatory or economic developments (including the macro effects of international trade policies and disputes); disruptive geopolitical conditions, and international monetary and currency rate fluctuations. For example, in December 2022, in response to higher energy prices resulting from the conflict between Russia and Ukraine, Australia’s Parliament passed legislation setting a one-year price cap on natural gas. Further legislation was introduced in 2023 that extends the price cap through to at least June 2025, subject to further review and certain exemptions. Restrictions on production of oil and gas could increase to the extent governments view such measures as a viable approach for pursuing national and global energy security and climate policies. The escalation of geopolitical tension in the Middle East in late 2023 and early 2024 underscores the continued relevance of this consideration. In addition, some countries where we operate lack a fully independent judiciary system. This, coupled with changes in foreign law or policy, results in a lack of legal certainty that exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as expropriations. Actions by host governments, such as the expropriation of our oil assets by the Venezuelan government, have affected operations significantly in the past and may continue to do so in the future.

In addition, the U.S. government has the authority to prevent or restrict us from doing business in foreign jurisdictions or with certain parties. These restrictions and similar restrictions imposed by foreign governments have in the past limited our ability to operate in, or gain access to, opportunities in various jurisdictions. Diplomatic relations or policies between the U.S. government and one or more foreign jurisdictions may impair our ability to collect awards in legal actions against such foreign jurisdictions. Changes in domestic and international policies and regulations may also restrict our ability to obtain or maintain licenses or permits necessary to operate in foreign jurisdictions, including those necessary for drilling and development of wells. Similarly, the declaration of a “climate emergency” could result in actions to limit exports of our products and other restrictions.
Any of these actions could adversely affect our business or operating results, including our ability to implement and advance the Plan.
Other Risk Factors Facing our Business or Operations
We may need additional capital in the future, and it may not be available on acceptable terms or at all.
We have historically relied primarily upon cash generated by our business to fund our operations and strategy; however, we have also relied from time to time on access to the capital markets for funding. There can be no assurance that additional financing will be available in the future on acceptable terms or at all. In addition, although we anticipate we will be able to repay our existing indebtedness when it matures or in accordance with our stated plans, there can be no assurance we will be able to do so. Our ability to obtain additional financing or refinance our existing indebtedness when it matures or in accordance with our plans, will be subject to a number of factors, including market conditions, our operating performance, investor sentiment, risks impacting financial institutions and the credit markets more broadly and financial institution policies regarding the oil and gas industry. If we are unable to generate sufficient funds from operations or raise additional capital for any reason, our business could be adversely affected.
In addition, we are regularly evaluated by the major rating agencies based on a number of factors, including our financial strength and conditions affecting the oil and gas industry generally. We and other industry companies have had our ratings reduced in the past due to negative commodity price outlooks. These major rating agencies are now considering ESG attributes when assessing credit profiles. While these assessments have limited impact today, they have the potential to pressure credit ratings over time. Any downgrade in our credit rating or announcement that our credit rating is under review for possible downgrade could increase the cost associated with any additional indebtedness we incur.

25	ConocoPhillips 2023 10-K

Risk Factors	Table of Contents
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
We expect to continue to pay a quarterly ordinary dividend to our stockholders. In addition, based on the current environment, we anticipate also paying a quarterly VROC to our shareholders; however, the amount of dividends and VROC is variable and will depend upon the above factors, and our Board of Directors may determine not to pay a dividend or VROC in a quarter or may cease declaring a dividend or VROC at any time. Since the inception of the three-tier return of capital program, the VROC has both increased and decreased across quarters, and it may continue to fluctuate in the future.
Additionally, as of December 31, 2023, $16.2 billion of repurchase authority remained of the $45 billion share repurchase program our Board of Directors had authorized. Our share repurchase program does not obligate us to acquire a specific number of shares during any period, and our decision to commence, discontinue or resume repurchases in any period will depend on the same factors that our Board of Directors may consider when declaring dividends, among other factors. In the past we have suspended our share repurchase program in response to market downturns, including as a result of the oil market downturn that began in early 2020, and we may do so again in the future.
Any downward revision in the amount of our ordinary dividend or VROC or the volume of shares we purchase under our share repurchase program could have an adverse effect on the market price of our common stock.

ConocoPhillips 2023 10-K	26

Risk Factors	Table of Contents
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
Our technologies, systems and networks are subject to cybersecurity threats.
Our business is faced with growing cybersecurity threats as we increasingly rely on digital technologies across our business. Cybersecurity risks to our business, including our suppliers, third-party service providers, contractors, joint venture partners and external business partners, include but are not limited to:
•Unauthorized access to, or control of or disclosure of sensitive information about our business and our employees;
•Compromise of our data or systems, including corruption, sabotage, encryption or acts that otherwise render our data or systems unusable (or those of third-parties with whom we do business, including third-party cloud and information technology (IT) service providers);
•Theft or manipulation of our proprietary information;
•Ransom;
•Extortion;
•Threats to the security of our facilities and infrastructure; and
•Cyber terrorism.

In addition, we have exposure to cybersecurity risks where our data and proprietary information are collected, hosted, and/or processed by third-party cloud and service providers. Our risks may be exacerbated by a delay or failure to detect a cybersecurity incident or understand the full extent of such incident notwithstanding our risk management processes and controls. We face risks associated with new and ever-increasing phishing techniques, hidden malware, as well as risks associated with electronic data proliferation and technology digitization. We also face increased risk with the increased sophistication of Generative Artificial Intelligence capabilities, which may improve or expand the existing capabilities of cybercriminals described above in a manner we cannot predict at this time.
Our increasing reliance on IT in our production, distribution and marketing systems may allow cybersecurity threats to disrupt our oil and gas operations, both domestically and abroad.
If our data, IT, operational technology (OT), including industrial control and supervisory control and data acquisition (SCADA) systems were to be breached, damaged or disrupted due to a cybersecurity incident or cyber-attack (directly, indirectly through third-parties or through the IT networks, servers, software, or infrastructure on which they rely), we could be subject to serious negative consequences. These consequences could include physical damage to production, distribution or storage assets; delay or prevention of delivery to markets; disruption or prevention of accurate accounting for production and settlement of transactions; negative impacts on public health, safety, the environment, economic security, or national security; financial impacts; business interruption; reputational damage; loss of employee, supplier, contractor, partner and/or public trust; reimbursement or other costs; increased compliance costs; regulatory investigations; litigation exposure and legal liability or regulatory fines; penalties or other external intervention.

Although we have business continuity plans in place, our operations may be adversely affected by significant and widespread disruption to our systems and infrastructure that support our business. Further, our ability to insure against cybersecurity risks may be limited by the availability and increasing expense of sufficient coverage.
For additional information regarding our cybersecurity risk management, strategy and governance, see Item 1C. Cybersecurity.

27	ConocoPhillips 2023 10-K

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Cybersecurity Risk Assessment and Management
We take a multilayered approach to cybersecurity risk management and strategy. Our IT/OT Security Program integrates administrative, technical, and physical controls against evolving cybersecurity threats, and includes enterprise IT and OT security architecture, cybersecurity operations, data privacy and governance, supply chain security, and governance, risk, and compliance. Additionally, it is designed to identify, assess, and manage cybersecurity risks and protect the confidentiality, integrity, and availability of our data, IT, and OT.

Cybersecurity is a component of our IT/OT Security Program, which we periodically review and adapt to respond to new and evolving circumstances, cybersecurity threats and regulations. We evaluate security, privacy, and resiliency risks, including those related to cybersecurity, in our overall Enterprise Risk Management (ERM) program's annual risk assessment process. This annual risk assessment process takes into account broader risks based on likelihood, potential consequences, and mitigations, such as operational and economic impact; health, safety and environmental impact; and reputational and financial implications. This risk assessment is discussed with members of the ELT, Audit and Finance Committee (AFC) of the Board of Directors, and Board of Directors on at least an annual basis.

We consult recognized security frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework to organize, improve, and assess our IT/OT Security Program to manage and reduce cybersecurity risk. We deploy, configure, and maintain various technologies designed to enforce security policies, detect and protect against cybersecurity threats, and help safeguard IT and OT assets. We operate a Cybersecurity Operation Center (CSOC) to ingest threat intelligence, monitor cybersecurity threats, coordinate incident response resources and manage response times.

Our Global Computer Security Incident Response Plan (CSIRP) establishes the framework for our response to cybersecurity incidents. Under the CSIRP, cybersecurity incidents are escalated based on a defined incident categorization to the Chief Information Security Officer (CISO) and senior leaders, including the Chief Digital & Information Officer (CD&IO), General Counsel, Chief Financial Officer, and other cybersecurity program stakeholders, such as the AFC and/or the full Board of Directors. We also conduct incident response exercises at least annually, which are facilitated by internal team members and, in some instances, with assistance from third-party experts.

Physical controls are designed to work in conjunction with digital and cybersecurity controls to help protect the Company’s IT and OT assets from physical threats. Our Chief Security Officer is responsible for a physical security program including site plans, cameras, security systems monitoring, and access control and badging systems to manage physical security risks.

Our governing policies, standards and procedures create a structured approach to managing cybersecurity risk. Information security requirements for employees, contractors and partners are detailed in the ConocoPhillips Information Security & Protection Policy. Our workforce is required to complete information security training annually, and we periodically communicate ways to recognize and avoid cybersecurity threats to our workforce.

ConocoPhillips 2023 10-K	28

Engagement of Third Parties
We engage third-party cybersecurity consultants and experts to supplement staffing of our CSOC, as well as to help us assess, validate, and enhance our security practices, including conducting cybersecurity maturity assessments, vulnerability assessments and penetration tests.

As part of the cybersecurity incident response process described above, we engage third-party experts as needed to support incident response, such as external legal advisors, cybersecurity forensic firms and other specialists.

Third Party Service Provider Risk Management
Our third-party risk management process is designed to identify, assess, and mitigate risks associated with third-party service providers, including cybersecurity risks. An initial assessment is conducted to assess the cybersecurity risks associated with a third-party provider based on various criteria, such as whether the third-party provider has access to our network, data, and information systems. Third-party providers that are identified through the initial assessment as warranting further review are subject to additional risk assessment. In parallel, we have designed a contracting process to mitigate cybersecurity risks by specifying the rights and responsibilities of the parties.

Risks from Material Cybersecurity Threats
While we are subject to ongoing cybersecurity threats, we do not believe that the risks from previous threats have materially affected or are reasonably likely to materially affect the company, including our business strategy, results of operations or financial condition. Nevertheless, we recognize cybersecurity threats are on-going and evolving, and our program is designed to identify and manage those threats. See item 1A. Risk Factors—Our technologies, systems and networks are subject to cybersecurity threats for more information on our risks relating to our technologies, systems, and networks.

Cybersecurity Governance

Management's Role
A dedicated CISO leads the IT/OT Security Team and is responsible for our cybersecurity risk management and strategy. The CISO has over 20 years of experience in security, of which 15 years is specific to cybersecurity and has served as a CISO since 2013, having joined ConocoPhillips as CISO in 2022. The CISO holds a master’s degree and is a Certified Information Security Professional. The CISO reports to the CD&IO, who holds a master’s degree in information technology and has served as Chief Information Officer/Chief Technology Officer and various roles in information technology for over 27 years. The CD&IO reports to the Executive Vice President, Strategy, Sustainability and Technology. This management team assesses and manages risks associated with cybersecurity.

Board of Directors' Oversight
While our cybersecurity management team is responsible for the day-to-day assessment and management of material risks from cybersecurity threats, the ConocoPhillips Board of Directors has oversight responsibility for our ERM program and the individual risk management programs comprising our ERM program, including cybersecurity risk management. To help maintain effective Board of Directors' oversight across the entire enterprise, the Board of Directors delegates certain elements of its oversight function to individual committees. The AFC assists the Board of Directors in fulfilling its oversight of our ERM program and cybersecurity.

The Board of Directors receives a report on cybersecurity annually, and the AFC receives reports on cybersecurity twice a year. For meetings where cybersecurity is not on the formal agenda, the AFC will receive a pre-read that includes cybersecurity updates or discussion topics. During these reviews, management discusses various topics, including information relating to IT/OT Security strategy, program management, cybersecurity risks and threats, and provides briefings on notable cybersecurity attacks, including those relating to third-party service providers, if known. In addition to this regular reporting, significant cybersecurity risks or threats may also be escalated on an as needed basis to the AFC and Board of Directors.

29	ConocoPhillips 2023 10-K

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

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the year ended December 31, 2023. See Note 11 for information regarding other legal and administrative proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers

Name	Position Held	Age*
William L. Bullock, Jr.	Executive Vice President and Chief Financial Officer	59
Christopher P. Delk	Vice President, Controller and General Tax Counsel	54
C. William Giraud	Senior Vice President, Corporate Planning and Development	44
Heather G. Hrap	Senior Vice President, Human Resources and Real Estate and Facilities Services	51
Kirk L. Johnson	Senior Vice President, Lower 48 Assets and Operations	48
Ryan M. Lance	Chairman of the Board of Directors and Chief Executive Officer	61
Andrew D. Lundquist	Senior Vice President, Government Affairs	63
Dominic E. Macklon	Executive Vice President, Strategy, Sustainability and Technology	54
Andrew M. O'Brien	Senior Vice President, Global Operations	49
Nicholas G. Olds	Executive Vice President, Lower 48	54
Kelly B. Rose	Senior Vice President, Legal, General Counsel	57
_____________________
*On February 15, 2024.
There are no family relationships among any of the officers named above. Each officer of the company is elected by the Board of Directors at its first meeting after the Annual Meeting of Stockholders and thereafter as appropriate. Each officer of the company holds office from the date of election until the first meeting of the directors held after the next Annual Meeting of Stockholders or until a successor is elected. The date of the next annual meeting is May 14, 2024. Set forth below is information about the executive officers.
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

C. William Giraud was appointed Senior Vice President, Corporate Planning and Development in June 2023, having previously served as Vice President, Corporate Planning and Development since May 2022. Prior to that, he served as Vice President and Chief Commercial Officer from February 2021 to April 2022. Prior to joining ConocoPhillips, he was Executive Vice President and Chief Operating Officer of Concho Resources.

ConocoPhillips 2023 10-K	30

Heather G. Hrap was appointed Senior Vice President, Human Resources and Real Estate and Facilities Services in March 2022, having previously served as Vice President, Human Resources from January 2019. Prior to that, she served as Human Resources General Manager from October 2015 to January 2019.

Kirk L. Johnson was appointed Senior Vice President, Lower 48 Assets and Operations in May 2022, having previously served as Vice President, Corporate Planning and Development since June 2021. Prior to that he served as President Canada from June 2018 to May 2021 and Manager, Strategy, Planning and Portfolio Management from July 2017 to June 2018.
Ryan M. Lance was appointed Chairman of the Board of Directors and Chief Executive Officer in May 2012, having previously served as Senior Vice President, Exploration and Production—International since May 2009.
Andrew D. Lundquist was appointed Senior Vice President, Government Affairs in February 2013. Prior to that, he served as managing partner of BlueWater Strategies LLC, since 2002.
Dominic E. Macklon was appointed Executive Vice President, Strategy, Sustainability and Technology in September 2021, having previously served as Senior Vice President, Strategy, Exploration and Technology since August 2020. Prior to that, he served as President, Lower 48 from June 2018 to August 2020, Vice President, Corporate Planning & Development from January 2017 to June 2018, President, U.K. from September 2015 to January 2017, and Senior Vice President, Oil Sands in Canada from July 2012 to September 2015.

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

31	ConocoPhillips 2023 10-K

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ConocoPhillips’ common stock is traded on the New York Stock Exchange under the symbol “COP.”
Cash Dividends Per Share

	2023		2022
	Ordinary	VROC	Ordinary	VROC
First	$0.51	0.60	0.46	0.30
Second	0.51	0.60	0.46	0.70
Third	0.51	0.60	0.46	1.40
Fourth	0.58	—	0.51	0.70
Number of Stockholders of Record at January 31, 2024*				34,675
Dividends shown above reflect the quarter in which the dividend was declared.
*In determining the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency listing.
In December 2021, we announced the addition of a VROC tier to our return of capital program. The declaration of ordinary dividends and VROC are subject to the discretion and approval of our Board of Directors. The Board has adopted a dividend declaration policy providing that the declaration of any dividends will be determined quarterly. Beginning in the first quarter of 2024, ConocoPhillips plans to pay its quarterly dividend and VROC concurrently, and will announce such payments in the same quarter they will be paid. For more information on factors considered when determining the level of these distributions, see “Item 1A —Risk Factors – Our ability to execute our capital return program is subject to certain considerations.”
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2023	1,738,637	$120.51	1,738,637	$17,081
November 1-30, 2023	2,850,623	115.63	2,850,623	16,752
December 1-31, 2023	4,892,876	114.62	4,892,876	16,191
	9,482,136		9,482,136
* There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.
In late 2016, we initiated our current share repurchase program. In October 2022, our Board of Directors approved an increase to our authorization from $25 billion to $45 billion of common stock to support our plan for future share repurchases. As of December 31, 2023, we had repurchased $28.8 billion of shares. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. For more information, see “Item 1A—Risk Factors – Our ability to execute our capital return program is subject to certain considerations.”

ConocoPhillips 2023 10-K	32

Stock Performance Graph
The following graph shows the cumulative TSR for ConocoPhillips’ common stock in each of the five years from December 31, 2018 to December 31, 2023. The graph also compares the cumulative total returns for the same five-year period with the S&P 500 Index and our performance peer group consisting of Chevron, ExxonMobil, APA Corporation, Pioneer, Devon, Occidental, Hess, and EOG weighted according to the respective peer’s stock market capitalization at the beginning of each annual period. In 2023, we have updated our performance peer group, removing Marathon Oil Corporation and adding Pioneer, to better align with our business and market capitalization.
The comparison assumes $100 was invested on December 31, 2018, in ConocoPhillips stock, the S&P 500 Index and ConocoPhillips’ peer group and assumes that all dividends were reinvested. The cumulative total returns of the peer group companies' common stock do not include the cumulative total return of ConocoPhillips’ common stock. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

33	ConocoPhillips 2023 10-K

Management’s Discussion and Analysis	Table of Contents
Item 7.    Management’s Discussion and Analysis of Financial Condition and
Results of Operations
Management’s Discussion and Analysis is the company’s analysis of its financial performance and of significant trends and uncertainties that may affect future performance. It should be read in conjunction with the financial statements and notes, and supplemental oil and gas disclosures included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “ambition,” “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “will,” “would” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 65.
The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss).
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies based on both production and reserves with operations and activities in 13 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; global LNG developments; oil sands in Canada; and an inventory of global exploration prospects. Headquartered in Houston, Texas, at December 31, 2023, we employed approximately 9,900 people worldwide and had total assets of $96 billion.
Overview
At ConocoPhillips, we anticipate that commodity prices will continue to be cyclical and volatile, and our view is that a successful business strategy in the E&P industry must be resilient in lower price environments while also retaining upside during periods of higher prices. As such, we are unhedged, remain committed to our disciplined investment framework and continually monitor market fundamentals, including the impacts associated with geopolitical tensions and conflicts, OPEC Plus supply updates, global demand for our products, oil and gas inventory levels, governmental policies, inflation and supply chain disruptions.
The macro-environment of the global energy industry, including the energy transition, continues to evolve. We believe ConocoPhillips will continue to play an essential role by executing on three objectives: responsibly meeting energy transition pathway demand, delivering competitive returns on and of capital and achieving our net-zero operational emissions ambition. We call this our Triple Mandate, and it represents our commitment to create long-term value for our stakeholders.
Our Triple Mandate and our foundational principles guide our differential value proposition to deliver competitive returns to stockholders through price cycles. Our foundational principles consist of maintaining balance sheet strength, providing peer-leading distributions, making disciplined investments, and demonstrating responsible and reliable ESG performance.
Total company production in 2023 was 1,826 MBOED, yielding cash provided by operating activities of $20 billion. We invested $11.2 billion into the business in the form of capital expenditures and investments and provided returns of capital to shareholders of approximately $11 billion through our ordinary dividend, share repurchases and our VROC. For 2023, we returned $2.6 billion from our ordinary dividend, which included an increase from 51 cents per share to 58 cents per share, effective in December. We also returned $3.0 billion to shareholders from the VROC in 2023. In total for 2023, we returned $5.4 billion to shareholders through share repurchases. As of December 31, 2023, we have repurchased $28.8 billion of the $45 billion authorized share repurchase program. In February 2024, we announced our 2024 planned return of capital to shareholders of $9 billion through our three-tier return of capital framework. We also declared a first quarter ordinary dividend of 58 cents per share and a VROC of 20 cents per share.

In March, the Department of Interior published its ROD approving our Willow project in Alaska, which adopted a plan consisting of three core pads. In December, following a Ninth Circuit Court of Appeals denial of a request for an injunction, we reached FID on the Willow project and began winter construction.

ConocoPhillips 2023 10-K	34

Management’s Discussion and Analysis	Table of Contents
In October, we completed our acquisition of the remaining 50 percent working interest in Surmont, an asset in our Canada segment, for $2.7 billion of cash after customary adjustments. The transaction was funded by proceeds received via long-term debt offerings. This transaction includes a contingent payment arrangement of up to an additional $0.4 billion CAD (approximately $0.3 billion) over a five-year term. As the 100 percent owner and operator of Surmont, we will seek to optimize the asset while remaining on track to achieve our previously announced corporate emissions intensity objectives. See Note 3.

In 2023, we took several steps to further our global LNG business. In March, we completed our acquisition of 30 percent equity interest in PALNG Phase 1. In June, we completed our acquisition of a 25 percent equity interest in NFS3 in Qatar. Additionally, in June, we signed a 20-year offtake agreement at the Saguaro LNG export facility on the west coast of Mexico, subject to Mexico Pacific reaching FID and other certain conditions precedent. Furthermore, in September, we signed a 15-year throughput agreement securing regasification capacity at the Gate LNG terminal in the Netherlands. See Note 3.

In the second quarter of 2023, we completed a strategic debt refinancing that extends the weighted average maturity of our portfolio from 15 to 17 years and reduces near term debt maturities. See Note 9.
In April, we announced that we are accelerating our operations GHG emissions intensity reduction target through 2030. We are now targeting a reduction in gross operated and net equity operational emissions intensity of 50-60 percent from 2016 levels by 2030, an improvement from the previously announced target of 40-50 percent. In December, we achieved the Gold Standard Pathway in the Oil and Gas Methane Partnership (OGMP) 2.0 Initiative. For more information on our commitment to ESG and the Plan, see "Contingencies—Company Response to Climate-Related Risks" section of Management's Discussion and Analysis of Financial Condition and Results of Operation.
Operationally, we remain focused on safely executing the business. Our Lower 48 segment achieved record production in 2023. Our international projects reached several key operational milestones, including first production ahead of schedule at several subsea projects in Norway and China, as well as the startup of the second phase of Montney’s central processing facility in Canada. Production for 2023 was 1,826 MBOED, representing an increase of 88 MBOED or 5 percent compared to 2022. After adjusting for closed acquisitions and dispositions, production increased by 73 MBOED or 4 percent.
Key Operating and Financial Summary
Significant items during 2023 and recent announcements included the following:
•Generated cash provided by operating activities of $20.0 billion;
•Distributed $11.0 billion to shareholders through a three-tier framework, including $5.6 billion through the ordinary dividend and VROC and $5.4 billion through share repurchases;
•Ended the year with cash, cash equivalents, and restricted cash of $5.9 billion and short-term investments of $1.0 billion;
•Delivered record full-year total and Lower 48 segment production of 1,826 MBOED and 1,067 MBOED, respectively;
•Acquired the remaining 50 percent working interest in Surmont for approximately $2.7 billion as well as future contingent payments of up to $0.4 billion CAD ($0.3 billion);
•Took FID on the Willow project;
•Progressed global LNG strategy through expansion in Qatar, FID at PALNG and regasification agreements in the Netherlands and offtake agreements in Mexico;
•Reached first production at several subsea tiebacks in Norway, Surmont Pad 267 in Canada and Bohai Phase 4B in China;
•Commenced startup at the second phase of Montney's central processing facility in Canada;
•Awarded the Gold Standard Pathway designation by OGMP 2.0; and
•Accelerated the company's GHG emissions-intensity reduction target through 2030 from 40-50 percent to 50-60 percent, using a 2016 baseline.

35	ConocoPhillips 2023 10-K

Management’s Discussion and Analysis	Table of Contents
Business Environment
The energy industry has historically been subject to volatility in commodity prices, which fluctuate with the global economy's supply and demand for energy. For example, WTI crude oil prices averaged $78 per barrel in 2023, compared with $94 per barrel in 2022. Our profitability, reinvestment of cash flows and distributions to shareholders are influenced by these fluctuations. Our Triple Mandate and foundational principles guide our differential value proposition to deliver competitive returns on and of capital to stockholders through price cycles. Our foundational principles consist of maintaining balance sheet strength, providing peer-leading distributions, making disciplined investments and demonstrating responsible and reliable ESG performance, all of which support strong financial returns and mitigate uncertainty associated with volatile commodity prices.
•Balance sheet strength. A strong balance sheet is a strategic asset that provides flexibility through price cycles. We strive to maintain our ‘A’-rating, as we did throughout 2023. In 2023, we initiated and completed a strategic debt refinancing to extend the weighted average maturity of our portfolio and reduced near-term debt maturities. In addition, we also funded the acquisition of the remaining 50 percent working interest in Surmont from the proceeds of new long-term debt issuances. We ended the year with cash and cash equivalents and restricted cash of $5.9 billion and short-term investments of $1.0 billion, maintaining balance sheet strength.
•Peer leading distributions. We believe in delivering value to our shareholders via our three-tiered return of capital framework, which consists of a growing, sustainable ordinary dividend, share repurchases and our VROC. This framework is how we plan to return greater than 30 percent of our net cash provided by operating activities to shareholders. In 2023, we returned $5.6 billion to shareholders through our ordinary dividend and VROC and $5.4 billion through share repurchases. Our combined dividends and share repurchases of $11 billion represented over 50 percent of our net cash provided by operating activities. In February 2024, we announced our 2024 planned return of capital to shareholders of $9 billion through our three-tier return of capital framework. See “Item 1A—Risk Factors Our ability to execute our capital return program is subject to certain considerations.”
•Disciplined investments. Our goal is to achieve strong free cash flow by exercising capital discipline, controlling our costs, and safely and reliably delivering production. We expect to make capital investments sufficient to at least sustain production throughout the price cycles. Free cash flow is defined as cash from operations net of capital expenditures and investments and provides funds that are available to return to shareholders, strengthen the balance sheet or reinvest back into the business for future cash flow expansion.
◦Exercise capital discipline. We participate in a commodity price-driven and capital-intensive industry, with varying lead times from when an investment decision is made to when an asset is operational and generates cash flow. As a result, we must invest significant capital to develop newly discovered fields, maintain existing fields and construct pipelines and LNG facilities. We allocate capital across a geographically diverse, low cost of supply resource base, which combined with legacy assets results in low overall production decline. Cost of supply is the WTI equivalent price that generates a 10 percent after-tax return on a point-forward and fully burdened basis. Fully burdened basis includes capital infrastructure, foreign currency exchange rates, cost of carbon, price-related inflation and G&A. In setting our capital plans, we exercise a rigorous approach that evaluates projects using these cost of supply criteria, which we believe will lead to value maximization and cash flow expansion using an optimized investment pace, not production growth for growth’s sake. Our cash allocation priorities call for the investment of sufficient capital to sustain production and provide returns of capital to shareholders.
◦Control our costs. Controlling our costs, without compromising safety or environmental stewardship, is a high priority. Using various methodologies, we monitor costs monthly, on an absolute-dollar basis and a per-unit basis and report to management. Managing costs is critical to maintaining a competitive position in our industry, particularly in a low commodity price environment, and positively impacts our ability to deliver strong cash from operations.
◦Optimize our portfolio. We continue to evaluate our assets to determine whether they compete for capital within our portfolio and optimize as necessary, directing capital towards the most competitive investments and disposing of assets that do not compete.
In 2023, we completed the acquisition of the remaining 50 percent working interest in Surmont and completed our acquisitions of equity interests in both the PALNG and NFS3 LNG projects and signed both LNG offtake and regasification agreements. See Note 3.

ConocoPhillips 2023 10-K	36

Management’s Discussion and Analysis	Table of Contents
◦Add to our proved reserve base. We primarily add to our proved reserve base in three ways:
▪Acquire interest in existing or new fields.
▪Apply new technologies and processes to improve recovery from existing fields.
▪Successfully explore, develop and exploit new and existing fields.
As required by authoritative guidelines, the estimated future date when an asset will reach the end of its economic life is based on historical 12-month first-of-month average prices and current costs. This date estimates when production will end and affects the amount of estimated reserves. Therefore, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Generally, our proved reserves decrease as prices decline and increase as prices rise.
Reserve replacement represents the net change in proved reserves, net of production, divided by our current year production, as shown in our supplemental reserve table disclosures. Our reserve replacement was 123 percent in 2023, reflecting a net increase from development drilling activity, extensions and discoveries and purchases, partially offset by lower prices. Our organic reserve replacement, which excludes a net increase of 184 MMBOE from sales and purchases, was 96 percent in 2023.
In the three years ended December 31, 2023, our reserve replacement was 219 percent. Our organic reserve replacement during the three years ended December 31, 2023, which excludes a net increase of 1,293 MMBOE related to sales and purchases, was 152 percent. See "Supplementary Data - Oil and Gas Operations" for more information.
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

See "Item 1A—Risk Factors - Unless we successfully develop resources, the scope of our business will decline, resulting in an adverse impact to our business."
•Environmental, Social and Governance performance. We seek to fulfill our mission of delivering energy to the world through an integrated management system that assesses sustainability-related business risks and opportunities as part of our decision-making process. Recognizing the importance of ESG performance to our stakeholders and company success, we have a governance structure that extends from the board of directors through to executive leadership and business unit managers.

In October 2020, we became the first U.S.-based oil and natural gas company to adopt a Paris-aligned climate risk framework that includes an ambition to achieve net-zero Scope 1 and 2 emissions on a gross operated and net equity basis by 2050. We believe that this framework, combined with our success in meeting the business objectives set by our Triple Mandate, represents the most effective way for us to sustainably contribute to society’s transition to a low-carbon economy. In 2023, we announced an acceleration of our operational GHG emissions intensity reduction target through 2030. In December, we achieved the Gold Standard Pathway in the OGMP 2.0 Initiative.

We believe that natural gas and oil will remain essential to the energy mix throughout the energy transition, and we also recognize the need for continuous reduction in the greenhouse gas intensity of production operations. The energy transition will likely be complex, evolving over multiple decades with many possible pathways and uncertainties. By following our Triple Mandate, we intend to meet this challenge in an economically viable, accountable and actionable way that creates long-term value for our stakeholders. For more information on our commitment to responsible and reliable ESG performance through the energy transition, see "Contingencies—Company Response to Climate-Related Risks" section of Management's Discussion and Analysis of Financial Condition and Results of Operation.

37	ConocoPhillips 2023 10-K

Management’s Discussion and Analysis	Table of Contents
Commodity Prices
Our earnings and operating cash flows generally correlate with crude oil and natural gas commodity prices. Commodity price levels are subject to factors external to the company and over which we have no control, including but not limited to global economic health, supply or demand disruptions or fears thereof caused by civil unrest, global pandemics, military conflicts, actions taken by OPEC Plus and other major oil producing countries, environmental laws, tax regulations, governmental policies and weather-related disruptions. The following graph depicts the average benchmark prices for WTI crude oil, Brent crude oil and U.S. Henry Hub natural gas since 2021:
Brent crude oil prices averaged $82.62 per barrel in 2023, a decrease of 18 percent compared with $101.19 per barrel in 2022. Similarly, average WTI crude oil prices decreased 18 percent from $94.23 per barrel in 2022 to $77.62 per barrel in 2023. Prices were lower through 2023 as rising Non-OPEC supplies and Russia's ability to redirect crude oil to destinations outside the EU more than offset OPEC Plus crude oil supply curbs.
Henry Hub natural gas prices decreased 59 percent from an average of $6.65 per MMBTU in 2022 to $2.74 per MMBTU in 2023. Natural gas prices decreased due to mild winter weather and U.S. domestic supply growth outpacing demand growth.
Our realized bitumen price decreased 24 percent from an average of $55.56 per barrel in 2022 to $42.15 per barrel in 2023. The decrease was largely driven by weakness in WTI, reflective of global markets adjusting to new trade dynamics and global crude oil demand concerns. We continue to optimize bitumen price realizations through optimizing diluent recovery unit operation, blending and transportation strategies.
Our worldwide annual average realized price decreased 27 percent from $79.82 per BOE in 2022 to $58.39 per BOE in 2023 primarily due to lower commodity prices.

ConocoPhillips 2023 10-K	38

Management’s Discussion and Analysis	Table of Contents
Outlook
Production and Capital
2024 capital expenditure guidance is $11.0 to $11.5 billion.

2024 production guidance is 1.91 to 1.95 MMBOED. First-quarter 2024 production is expected to be 1.88 to 1.92 MMBOED.
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

39	ConocoPhillips 2023 10-K

Results of Operations	Table of Contents
Results of Operations
This section of the Form 10-K discusses year-to-year comparisons between 2023 and 2022. For discussion of year-to-year comparisons between 2022 and 2021, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our 2022 10-K.
Consolidated Results
A summary of the company’s net income (loss) by business segment follows:

	Millions of Dollars
Years Ended December 31	2023	2022	2021

Alaska	$1,778	2,352	1,386
Lower 48	6,461	11,015	4,932
Canada	402	714	458
Europe, Middle East and North Africa	1,189	2,244	1,167
Asia Pacific	1,961	2,736	453
Other International	(13)	(51)	(107)
Corporate and Other	(821)	(330)	(210)
Net income (loss)	$10,957	18,680	8,079
Net Income (loss) decreased $7,723 million in 2023. Earnings were negatively impacted by:
•Lower realized commodity prices.
•Absence of a $462 million gain on disposition related to the divestiture of our Indonesia assets in the first quarter of 2022, contingent payments associated with a previous disposition in our Canada segment and lower contingent payments associated with a previous disposition in our Lower 48 segment. See Note 3.
•Higher DD&A expenses primarily due to higher rates from reserve revisions resulting from higher costs as well as higher overall production volumes.
•Higher production and operating expenses due to increased well work activities and higher volumes, primarily in the Lower 48 segment.
•Absence of a $515 million tax benefit recognized in 2022 related to the closing of an IRS audit. See Note 17.
•Lower equity in earnings of affiliates, primarily due to lower LNG sales prices.
•Absence of a gain of $251 million after-tax from the sale of our Cenovus Energy (CVE) common shares in 2022. See Note 5.
•Foreign currency transaction losses of $89 million arising from forward contracts in support of our Surmont acquisition and lower foreign currency remeasurement gains resulting from the USD strengthening against the NOK. See Note 3.
Earnings were positively impacted by:
•Higher sales volumes.
•Lower taxes other than income taxes primarily driven by lower commodity prices, partially offset by higher production volumes.
•Recognized foreign tax benefits. See Note 17.
•Commercial performance and timing.
•Higher interest income and lower interest expense due to higher capitalized interest for longer term major projects.
•Lower exploration expenses primarily related to the absence of an impairment of certain aged, suspended wells in our Canada segment and lower dry hole expenses across our portfolio. See Note 6.

ConocoPhillips 2023 10-K	40

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.
Sales and other operating revenues decreased $22,353 million in 2023, primarily due to lower realized commodity prices partially offset by higher sales volumes.
Equity in earnings of affiliates decreased $361 million in 2023, primarily due to lower earnings driven by lower LNG and crude prices. See Note 3.
Gain (loss) on dispositions decreased $849 million in 2023, primarily due to the absence of a gain of $534 million from the divestiture of our Indonesia assets, the absence of contingent payments associated with a previous disposition in our Canada segment and lower contingent payments associated with a previous disposition in our Lower 48 segment. See Note 3.
Other Income decreased $19 million in 2023 primarily due to the absence of a gain of $251 million after-tax from the sale of our Cenovus Energy (CVE) common shares in 2022, largely offset by higher interest income.

Purchased commodities decreased $11,996 million in 2023, primarily due to lower prices across all commodities.
Production and operating expenses increased $687 million in 2023, due to increased well work activities and higher production volumes, primarily in the Lower 48 segment.
Exploration expenses decreased $166 million in 2023, primarily due to the absence of an impairment of certain aged, suspended wells in our Canada segment as well as lower dry hole expenses. See Note 6.

DD&A increased $766 million in 2023 primarily due to higher rates from reserve revisions resulting from higher operating costs as well as higher overall production volumes primarily due to development in our Lower 48 segment.
Taxes other than income taxes decreased $1,290 million in 2023, caused primarily by lower commodity prices, partially offset by higher production volumes.
Foreign currency transaction (gain) loss for the year was impaired by $192 million, primarily as a result of losses of $112 million associated with forward contracts in support of our Surmont acquisition and lower foreign currency remeasurement gains resulting from the USD strengthening against the NOK. See Note 3.

See Note 17—Income Taxes for information regarding our income tax provision and effective tax rate.

41	ConocoPhillips 2023 10-K

Results of Operations	Table of Contents
Summary Operating Statistics

	2023	2022	2021
Average Net Production
Crude oil (MBD)
Consolidated Operations	923	885	816
Equity affiliates	13	13	13
Total crude oil	936	898	829

Natural gas liquids (MBD)
Consolidated Operations	279	244	134
Equity affiliates	8	8	8
Total natural gas liquids	287	252	142

Bitumen (MBD)	81	66	69

Natural gas (MMCFD)
Consolidated Operations	1,916	1,939	2,109
Equity affiliates	1,219	1,191	1,053
Total natural gas	3,135	3,130	3,162

Total Production (MBOED)	1,826	1,738	1,567

	Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated Operations	$78.97	97.23	67.61
Equity affiliates	78.45	97.31	69.45
Total crude oil	78.96	97.23	67.64

Natural gas liquids (per bbl)
Consolidated Operations	22.12	35.67	31.04
Equity affiliates	47.09	61.22	54.16
Total natural gas liquids	22.82	36.50	32.45

Bitumen (per bbl)	42.15	55.56	37.52

Natural gas (per mcf)
Consolidated Operations	3.89	10.56	6.00
Equity affiliates	8.46	10.67	5.31
Total natural gas	5.69	10.60	5.77

	Millions of Dollars
Worldwide Exploration Expenses
General and administrative; geological and geophysical, lease rental, and other	$236	224	300
Leasehold impairment	53	89	10
Dry holes	109	251	34
Total Exploration Expenses	$398	564	344

ConocoPhillips 2023 10-K	42

Results of Operations	Table of Contents
We explore for, produce, transport and market crude oil, bitumen, natural gas, NGLs and LNG on a worldwide basis. At December 31, 2023, our operations were producing in the U.S., Norway, Canada, Australia, China, Malaysia, Qatar and Libya.
Total production of 1,826 MBOED increased 88 MBOED or 5 percent in 2023 compared with 2022, primarily due to new wells online in the Lower 48, Australia, Canada, China, Norway and Malaysia.
The increase in production during 2023 was partly offset by normal field decline.
After adjusting for closed acquisitions and dispositions, production increased by 73 MBOED or 4 percent.

43	ConocoPhillips 2023 10-K

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of Segment Results is after-tax.
Alaska

	2023	2022	2021
Net Income (Loss) ($MM)	$1,778	2,352	1,386

Average Net Production
Crude oil (MBD)	173	177	178
Natural gas liquids (MBD)	16	17	16
Natural gas (MMCFD)	38	34	16
Total Production (MBOED)	195	200	197

Average Sales Prices
Crude oil ($ per bbl)	$83.05	101.72	69.87
Natural gas ($ per mcf)	4.47	3.64	2.81
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. In 2023, Alaska contributed 15 percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Alaska reported earnings of $1,778 million in 2023, compared with earnings of $2,352 million in 2022. Earnings were negatively impacted by:
•Lower realized crude oil prices.
•Higher production and operating expenses due to higher well work and transportation related costs.
•Higher DD&A expenses due to higher rates primarily as a result of downward reserve revisions.
Earnings were positively impacted by lower taxes other than income taxes associated with lower realized crude oil prices.
Production
Average production decreased 5 MBOED in 2023 compared with 2022, primarily due to normal field decline.
The production decrease was partly offset by new wells online at our Western North Slope and Greater Kuparuk Area assets.
Exploration Activity
In the first quarter of 2023, we drilled the Bear-1 exploration well which was determined to be a dry hole, increasing exploration expenses by approximately $31 million before-tax. The well, located south of the Kuparuk River Unit and east of the Colville River on state lands, is in an area that we are continuing to evaluate. See Note 6.

Willow Update
In March 2023, the Department of Interior published its ROD approving our Willow project in Alaska, which adopted a plan consisting of three core pads. In December, following a Ninth Circuit Court of Appeals denial of a request for an injunction, we reached FID on the Willow project and began winter construction.

ConocoPhillips 2023 10-K	44

Results of Operations	Table of Contents
Lower 48

	2023	2022	2021
Net Income (Loss) ($MM)	$6,461	11,015	4,932

Average Net Production
Crude oil (MBD)	569	534	447
Natural gas liquids (MBD)*	256	221	110
Natural gas (MMCFD)*	1,457	1,402	1,340
Total Production (MBOED)	1,067	989	780

Average Sales Prices
Crude oil ($ per bbl)	$76.19	94.46	66.12
Natural gas liquids ($ per bbl)	21.73	35.36	30.63
Natural gas ($ per mcf)	2.12	5.92	4.38
*Includes conversion of previously acquired Concho two-stream contracts to three-stream initiated in the fourth quarter of 2021.
The Lower 48 segment consists of operations located in the contiguous U.S. and the Gulf of Mexico and commercial operations. During 2023, the Lower 48 contributed 64 percent of our consolidated liquids production and 76 percent of our consolidated natural gas production.
Net Income (Loss)
Lower 48 reported earnings of $6,461 million in 2023, compared with earnings of $11,015 million in 2022. Earnings were negatively impacted by:
•Lower realized commodity prices.
•Higher DD&A expenses primarily due to higher rates from reserve revisions resulting from higher operating costs as well as higher production volumes.
•Higher production and operating expenses primarily due to higher production volumes and increased well work activity.
Earnings were positively impacted by:
•Higher sales volumes.
•Improved commercial performance and timing.
•Lower taxes other than income taxes driven by lower realized prices, partially offset by higher production volumes.
Production
Total average production increased 78 MBOED in 2023 compared with 2022, primarily due to new wells online from our development programs in Delaware Basin, Midland Basin, Eagle Ford and Bakken.
These production increases were partly offset by normal field decline.

45	ConocoPhillips 2023 10-K

Results of Operations	Table of Contents
Canada

	2023	2022	2021
Net Income (Loss) ($MM)	$402	714	458

Average Net Production
Crude oil (MBD)	9	6	8
Natural gas liquids (MBD)	3	3	4
Bitumen (MBD)	81	66	69
Natural gas (MMCFD)	65	61	80
Total Production (MBOED)	104	85	94

Average Sales Prices
Crude oil ($ per bbl)	$66.19	79.94	56.38
Natural gas liquids ($ per bbl)	26.13	37.70	31.18
Bitumen ($ per bbl)	42.15	55.56	37.52
Natural gas ($ per mcf)*	1.80	3.62	2.54
*Average sales prices include unutilized transportation costs.
Our Canadian operations consist of the Surmont oil sands development in Alberta, the Montney unconventional play in British Columbia and commercial operations. In 2023, Canada contributed seven percent of our consolidated liquids production and three percent of our consolidated natural gas production.
Net Income (Loss)
Canada operations reported earnings of $402 million in 2023 compared with earnings of $714 million in 2022. Earnings were negatively impacted by:
•Lower realized commodity prices.
•Absence of contingent payments received associated with the prior sale of certain assets to CVE. The term of CVE contingent payments ended in the second quarter of 2022.

Earnings were positively impacted by:
•Higher sales volumes primarily related to our Surmont acquisition which closed in October 2023. See Note 3.
•Absence of prior year exploration expenses related to the impairment of certain aged, suspended wells. See Note 6.
•A $92 million tax benefit recognized upon the closing of a Canada Revenue Agency audit. See Note 17.
Production
Total average production increased 19 MBOED in 2023 compared with 2022. The production increase was primarily due to:
•Higher volumes due to our Surmont acquisition in the fourth quarter of 2023. See Note 3.
•New wells online from our development program in the Montney.
These production increases were partly offset by normal field decline.
Surmont Acquisition
On October 4, 2023, we completed the acquisition of the remaining 50 percent working interest in Surmont. Total consideration was approximately $2.7 billion in cash after customary adjustments, as well as future contingent payments of up to approximately $0.4 billion CAD (approximately $0.3 billion). Production from the acquired interest averaged approximately 62 MBD of bitumen in the fourth quarter of 2023. See Note 3.

ConocoPhillips 2023 10-K	46

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	2023	2022	2021
Net Income (Loss) ($MM)	$1,189	2,244	1,167

Consolidated Operations
Average Net Production
Crude oil (MBD)	112	107	118
Natural gas liquids (MBD)	4	3	4
Natural gas (MMCFD)	308	328	313
Total Production (MBOED)	168	165	175

Average Sales Prices
Crude oil ($ per bbl)	$83.96	99.20	68.97
Natural gas liquids ($ per bbl)	41.13	54.52	43.97
Natural gas ($ per mcf)	12.68	33.39	13.27
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea, the Norwegian Sea, Qatar, Libya, and commercial and terminalling operations in the U.K. In 2023, our Europe, Middle East and North Africa operations contributed nine percent of our consolidated liquids production and 16 percent of our consolidated natural gas production.
Net Income (Loss)
The Europe, Middle East and North Africa segment reported earnings of $1,189 million in 2023 compared with earnings of $2,244 million in 2022. Earnings were negatively impacted by:
•Lower realized commodity prices.
•Lower equity in earnings of affiliates primarily due to lower LNG sale prices.
•Lower commercial performance and timing.
•Lower sales volumes in Norway.
•Lower foreign exchange gains resulting from the USD strengthening against the NOK.

Consolidated Production
Average consolidated production increased 3 MBOED in 2023, compared with 2022. The consolidated production increase was primarily due to:
•Higher production in 2023 from additional interest acquired in Libya's Waha Concession in the fourth quarter of 2022.
The production increase was partly offset by:
•Normal field decline in Norway.
•Higher downtime on partner-operated assets in Norway.
Qatar Interest
During 2022, we were awarded a 25 percent interest in NFS3, a new joint venture with QatarEnergy to participate in the NFS LNG project. Formation of NFS3 closed in June 2023. See Note 3 and Note 4.
Exploration Activity
During 2023, we recorded $37 million before-tax as dry hole expense for the Norwegian Warka suspended discovery well on license PL1009 that was drilled in 2020.

47	ConocoPhillips 2023 10-K

Results of Operations	Table of Contents
Asia Pacific

	2023	2022	2021
Net Income (Loss) ($MM)	$1,961	2,736	453

Consolidated Operations
Average Net Production
Crude oil (MBD)	60	61	65
Natural gas (MMCFD)	48	114	360
Total Production (MBOED)	68	80	125

Average Sales Prices
Crude oil ($ per bbl)	$84.79	105.52	70.36
Natural gas ($ per mcf)	3.95	5.84	6.56
The Asia Pacific segment consists of operations in China, Malaysia, and Australia, and commercial operations in China, Singapore and Japan. During 2023, Asia Pacific contributed five percent of our consolidated liquids production and three percent of our consolidated natural gas production.
Net Income (Loss)
Asia Pacific reported earnings of $1,961 million in 2023, compared with $2,736 million in 2022. Earnings were negatively impacted by:
•Absence of an after-tax gain of $534 million associated with the divestiture of our Indonesia assets. See Note 3.
•Lower realized commodity prices.
•Lower equity in earnings of affiliates resulting from lower LNG sales prices.
•Lower sales volumes.

Earnings were positively impacted by:
•Recognized tax benefits from the reversal of a tax reserve and deepwater tax incentives. See Note 17.
•Lower taxes other than income taxes primarily due to lower realized commodity prices.
Consolidated Production
Average consolidated production decreased 12 MBOED in 2023, compared with 2022. The decrease was primarily due to:
•Normal field decline.
•The divestiture of our Indonesia assets in the first quarter of 2022.
These production decreases were partly offset by development activity at Bohai Bay in China and new wells online in Malaysia.
Planned Acquisition Update
In March 2023, we announced that, subject to the closing of EIG's transaction with Origin Energy, we planned to take over operatorship of the upstream assets and purchase up to an additional 2.49 percent shareholding interest in APLNG. In December 2023, Origin Energy shareholders did not approve the transaction.

ConocoPhillips 2023 10-K	48

Results of Operations	Table of Contents
Other International

	2023	2022	2021
Net Income (Loss) ($MM)	$(13)	(51)	(107)
The Other International segment consists of activities associated with prior operations in other countries.
Earnings from our Other International operations improved $38 million in 2023, compared with 2022, primarily due to the absence of higher taxes related to legal settlements in 2022.
Corporate and Other

	Millions of Dollars
	2023	2022	2021
Net Income (Loss)
Net interest expense	$(360)	(600)	(801)
Corporate G&A expenses	(357)	(244)	(317)
Technology	(34)	32	25
Other income (expense)	(70)	482	883
	$(821)	(330)	(210)
Net interest consists of interest and financing expense, net of interest income and capitalized interest. Net interest expense decreased $240 million in 2023, compared with 2022, primarily due to higher interest income in addition to lower interest expenses due to higher capitalized interest for longer term major projects. See Note 9.
Corporate G&A expenses include compensation programs and staff costs. These expenses increased by $113 million in 2023 compared with 2022, primarily due to mark-to-market adjustments associated with certain compensation programs. See Note 16.
Technology includes our investments in low-carbon technologies as well as other new technologies or businesses and licensing revenues. Other new technologies or businesses and LNG licensing activities are focused on both conventional and tight oil reservoirs, shale gas, oil sands, enhanced oil recovery as well as LNG.
Other income (expense) or "Other" includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains or losses on early retirement of debt, holding gains or losses on equity securities and pension settlement expense. Earnings in “Other” decreased by $552 million in 2023 compared with 2022. This was primarily due to:
•Absence of a $474 million federal tax benefit. See Note 17.
•Absence of a $251 million gain associated with our CVE common shares, which were fully divested in the first quarter of 2022. See Note 5.
•Loss of $89 million associated with forward foreign exchange contracts to buy CAD, in support of our acquisition of additional working interest in Surmont. See Note 3.
•Absence of a gain of $62 million associated with 2022 debt restructuring transactions. See Note 9.

The decreases were offset by:
•Absence of a $101 million tax impact associated with the disposition of our Indonesia assets in the first quarter of 2022. See Note 3.
•Absence of an $81 million impact from certain legal accruals.
Port Arthur LNG Acquisition
In March, we acquired a 30 percent direct equity holding in PALNG, a joint venture for the development of Phase 1 of the Port Arthur LNG project. In addition, we entered into a 20-year agreement to purchase 5 MTPA of LNG offtake at the start of Phase 1 and a natural gas supply management agreement, whereby we will manage the feedgas supply requirements for Phase 1. Currently we anticipate start up in 2027. See Note 3.

49	ConocoPhillips 2023 10-K

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars Except as Indicated
	2023	2022	2021

Net cash provided by operating activities	$19,965	28,314	16,996
Cash and cash equivalents	5,635	6,458	5,028
Short-term investments	971	2,785	446
Short-term debt	1,074	417	1,200
Total debt	18,937	16,643	19,934
Total equity	49,279	48,003	45,406
Percent of total debt to capital*	28%	26	31
Percent of floating-rate debt to total debt	2%	2	4
*Capital includes total debt and total equity.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, proceeds from asset sales, our commercial paper and credit facility programs and our ability to sell securities using our shelf registration statement. In 2023, the primary uses of our available cash were $11.2 billion to support our ongoing capital expenditures and investments program, $2.7 billion for the acquisition of an additional 50 percent working interest in Surmont, $5.4 billion to repurchase common stock, and $5.6 billion to pay the ordinary dividend and VROC. In addition to cash from operating activities, the other primary sources of additional capital were $2.7 billion in proceeds from long-term debt issuances to fund the Surmont acquisition and $1.4 billion net sales of short-term investments. In 2023, cash and cash equivalents decreased by $0.8 billion to $5.6 billion. See Note 9.
At December 31, 2023, we had cash and cash equivalents of $5.6 billion, short-term investments of $1.0 billion, and available borrowing capacity under our credit facility of $5.5 billion, totaling approximately $12.1 billion of liquidity. We believe current cash balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, dividend payments and required debt payments.

Significant Changes in Capital
Operating Activities
Cash provided by operating activities in 2023 totaled $20.0 billion, compared with $28.3 billion for 2022, and $17.0 billion for 2021. The decrease in cash provided by operating activities from 2022 is primarily due to lower realized commodity prices across all products, partly offset by higher sales volumes, net of associated production and operating costs.

The increase in cash provided by operating activities from 2022 compared to 2021 is primarily due to higher realized commodity prices, higher sales volumes mostly due to our acquisition of Shell Permian assets and the absence of the 2021 settlement of oil and gas hedging positions acquired from Concho. The increase in cash provided by operating activities was partly offset by foreign tax and royalty payments in Libya and foreign tax payments in Norway in addition to U.S. tax payments.
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

ConocoPhillips 2023 10-K	50

Capital Resources and Liquidity	Table of Contents
The level of absolute production volumes, as well as product and location mix, is another significant factor impacting our cash flows. Full-year production averaged 1,826 MBOED in 2023, an increase of 88 MBOED or 5 percent compared to 2022. First quarter 2024 production is expected to be 1.88 MMBOED to 1.92 MMBOED. Future production is subject to numerous uncertainties, including, among others, the volatile crude oil and natural gas price environment, which may impact investment decisions; the effects of price changes on production sharing and variable-royalty contracts; acquisition and disposition of fields; field production decline rates; new technologies; operating efficiencies; timing of startups and major turnarounds; political instability; weather-related disruptions; and the addition of proved reserves through exploratory success and their timely and cost-effective development. While we actively monitor and manage these factors, changes in production levels can cause variability in cash flows, although we generally experience less variability in our cash flows due to changes in production levels than due to changes in commodity prices.
To maintain or grow our production volumes on an ongoing basis, we must continue to add to our proved reserve base. Our estimates of our proved reserves generally increase as of a specified date as prices rise and decrease as prices decline. Reserve replacement represents the net change in proved reserves, net of production, divided by our current year production. For information on proved reserves, including both developed and undeveloped reserves, see the reserve table disclosures contained in “Supplementary Data – Oil and Gas Operations.” See “Item 1A—Risk Factors – Unless we successfully develop resources, the scope of our business will decline, resulting in an adverse impact to our business.”
As discussed in the “Critical Accounting Estimates” section, engineering estimates of proved reserves are imprecise; therefore, reserves may be revised upward or downward each year due to the impact of changes in commodity prices or as more technical data becomes available on reservoirs. It is not possible to reliably predict how revisions will impact future reserve quantities.
Investing Activities
In 2023, we invested $11.2 billion in capital expenditures and investments; $1.5 billion of which was primarily payments towards our investments in LNG projects, including PALNG, NFE4 and NFS3. See Note 3. The remaining $9.7 billion funded our operating capital program. Capital expenditures invested in 2022 and 2021 were $10.2 billion and $5.3 billion, respectively. See the “Capital Expenditures and Investments” section.

In October 2023, we acquired the remaining 50 percent working interest in Surmont from TotalEnergies EP Canada Ltd. for approximately $2.7 billion of cash after customary adjustments. We funded this transaction by issuing new long-term debt. See Note 3 and Note 9.

Proceeds from asset sales were $0.6 billion in 2023 compared with $3.5 billion in 2022. In 2022, we received proceeds of $1.4 billion for the sale of our remaining 91 million common shares of CVE, proceeds of approximately $1.5 billion, primarily from asset divestitures in our Asia Pacific and Lower 48 segments, and $0.5 billion in contingent payments associated with prior divestitures. See Note 3 and Note 5.
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
In 2021, total proceeds from asset dispositions were $1.7 billion. We received cash proceeds of $250 million from the sale of noncore assets in our Lower 48 segment, $1.1 billion from sales of our investment in CVE common shares and $244 million of contingent payments related to dispositions completed before 2021. See Note 3 and Note 5.
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

Investing activities in 2023 included net sales of $1,373 million of investments. We had net sales of $2,111 million of short-term instruments and net purchases of $738 million of long-term instruments. See Note 19.

51	ConocoPhillips 2023 10-K

Capital Resources and Liquidity	Table of Contents
Financing Activities
Our debt balance at December 31, 2023 was $18.9 billion compared with $16.6 billion at December 31, 2022. The current portion of debt, including payments for finance leases, is $1.1 billion. In 2023, we issued $2.7 billion principal amount of new debt to fund our acquisition of the remaining 50 percent working interest in Surmont and completed refinancing transactions consisting of $1.1 billion in tender offers to repurchase existing debt with cash and a $1.1 billion new debt issuance to fund the repurchases, extending the weighted average maturity of our portfolio from 15 to 17 years and reducing near-term debt maturities. See Note 9.
In 2022, we repurchased notes, retired floating rate debt, and executed a debt refinancing comprised of concurrent transactions including new debt issuances, a cash tender offer and debt exchange offers. In aggregate, these transactions along with naturally maturing debt, reduced the company's total debt by $3.3 billion.

In 2022, we refinanced our revolving credit facility from a total aggregate principal amount of $6.0 billion to $5.5 billion with an expiration date of February 2027. Our revolving credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or any of its consolidated subsidiaries. The amount of the facility is not subject to redetermination prior to its expiration date.
Credit facility borrowings may bear interest at a margin above the Secured Overnight Financing Rate (SOFR). The agreement calls for commitment fees on available, but unused, amounts. The agreement also contains early termination rights if our current directors or their approved successors cease to be a majority of the Board of Directors.

The revolving credit facility supports ConocoPhillips Company’s ability to issue up to $5.5 billion of commercial paper, which is primarily a funding source for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at December 31, 2023.
In December 2023, Fitch affirmed our long-term credit ratings. The current credit ratings on our long-term debt are:

•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: "A2" with a "stable" outlook

See Note 9 for additional information on debt and the revolving credit facility.
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
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At December 31, 2023 and December 31, 2022, we had direct bank letters of credit of $340 million and $368 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.

Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.

ConocoPhillips 2023 10-K	52

Capital Resources and Liquidity	Table of Contents
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Expenditures and Investments” section.
Our debt balance at December 31, 2023, was $18.9 billion, an increase of $2.3 billion from the balance at December 31, 2022 of $16.6 billion. In 2023, we issued $2.7 billion principal amount of new debt to fund our acquisition of the remaining 50 percent working interest in Surmont and completed refinancing transactions consisting of $1.1 billion in tender offers to repurchase existing debt with cash and a $1.1 billion new debt issuance to fund the repurchases. In 2022, we executed concurrent debt refinancing transactions, repurchased existing notes, and retired floating rate notes upon natural maturity, that in aggregate reduced our total debt by $3.3 billion while also lowering our annual cash interest expense and extending the weighted average maturity of our debt portfolio. See Note 9 for information regarding debt and Note 19 for information regarding non-cash consideration of the Surmont transaction.

In February 2024, we announced our 2024 planned return of capital to shareholders of $9 billion through our three-tier return of capital framework. We plan to deliver a compelling, growing ordinary dividend, through-cycle share repurchases and a VROC payment. The VROC provides a flexible tool for meeting our commitment of returning greater than 30 percent of cash from operating activities during periods where commodity prices are meaningfully higher than our planning price range. Our 2023 total capital returned was $11 billion.

Consistent with our commitment to deliver value to shareholders, for the full year of 2023, we paid ordinary dividends of $2.11 per common share and VROC payments of $2.50 per common share. This was an increase over 2022 when we paid ordinary dividends of $1.89 and VROC payments of $2.60 per common share and an increase over 2021 when we paid an ordinary dividend of $1.75 per common share. In February 2024, we declared a first quarter ordinary dividend of $0.58 per common share and a VROC payment of $0.20 per common share, both payable March 1, 2024, to shareholders of record on February 19, 2024.
The ordinary dividend and VROC are subject to numerous considerations and are determined and approved each quarter by the Board of Directors. All VROC payments to date have been declared along with the ordinary dividend, but paid in the following quarter. However, beginning in the first quarter of 2024, we plan to pay any quarterly dividend and VROC payment concurrently and will announce such payments in the same quarter they will be paid.
In late 2016, we initiated our current share repurchase program. In October 2022, our Board of Directors approved an increase to our authorization from $25 billion to $45 billion of our common stock to support our plan for future share repurchases. Share repurchases were $5.4 billion, $9.3 billion, and $3.6 billion in 2023, 2022, and 2021, respectively. As of December 31, 2023, share repurchases since the inception of our current program totaled 383.4 million shares and $28.8 billion. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors.
For more information on factors considered when determining the levels of returns of capital see “Item 1A—Risk Factors – Our ability to execute our capital return program is subject to certain considerations.”
As of December 31, 2023, in addition to the priorities described above, we have contractual obligations to purchase goods and services of approximately $29.7 billion. We expect to fulfill $7.4 billion of these obligations in 2024. These figures exclude purchase commitments for jointly owned fields and facilities where we are not the operator. Purchase obligations of $9.8 billion are related to agreements to access and utilize the capacity of third-party equipment and facilities, including pipelines and LNG product terminals, to transport, process, treat and store commodities. Purchase obligations of $17.8 billion are related to market-based contracts for commodity product purchases with third parties. The remainder is primarily our net share of purchase commitments for materials and services for jointly owned fields and facilities where we are the operator.

53	ConocoPhillips 2023 10-K

Capital Resources and Liquidity	Table of Contents
Capital Expenditures and Investments

	Millions of Dollars
	2023	2022	2021
Alaska	$1,705	1,091	982
Lower 48	6,487	5,630	3,129
Canada	456	530	203
Europe, Middle East and North Africa	1,111	998	534
Asia Pacific	354	1,880	390
Other International	—	—	33
Corporate and Other	1,135	30	53
Capital Program*	$11,248	10,159	5,324
* Excludes capital related to acquisitions of businesses, net of cash acquired.
Our capital expenditures and investments for the three-year period ended December 31, 2023, totaled $26.7 billion. The 2023 capital expenditures and investments supported key operating activities and acquisitions, primarily:
•Appraisal and development activities in Alaska related to the Western North Slope and development activities in the Greater Kuparuk Area.
•Development and exploration activities in the Lower 48, primarily in the Delaware Basin, Eagle Ford, Midland Basin and Bakken.
•Appraisal and development activities at Montney as well as development and optimization of Surmont in Canada.
•Development activities across assets in Norway.
•Continued development activities in Malaysia and China.
•Capital primarily associated with our investments in PALNG, NFE4 and NFS3.

2024 Capital Budget
In February 2024, we announced our 2024 operating plan capital is expected to be between $11.0 to $11.5 billion. The plan includes funding for ongoing development drilling programs, major projects, exploration and appraisal activities and base maintenance.

ConocoPhillips 2023 10-K	54

Capital Resources and Liquidity	Table of Contents
Guarantor Summarized Financial Information
We have various cross guarantees among ConocoPhillips, ConocoPhillips Company and Burlington Resources LLC with respect to publicly held debt securities. ConocoPhillips Company is 100 percent owned by ConocoPhillips. Burlington Resources LLC is 100 percent owned by ConocoPhillips Company. ConocoPhillips and/or ConocoPhillips Company have fully and unconditionally guaranteed the payment obligations of Burlington Resources LLC with respect to its publicly held debt securities. Similarly, ConocoPhillips has fully and unconditionally guaranteed the payment obligations of ConocoPhillips Company with respect to its publicly held debt securities. In addition, ConocoPhillips Company has fully and unconditionally guaranteed the payment obligations of ConocoPhillips with respect to its publicly held debt securities. All guarantees are joint and several.
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented separately below:
Summarized Income Statement Data

Millions of Dollars
2023
Revenues and Other Income	$37,992
Income (loss) before income taxes*	10,737
Net Income (Loss)	10,957
*Includes approximately $7.9 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

Millions of Dollars
December 31, 2023
Current assets	$8,008
Amounts due from Non-Obligated Subsidiaries, current	1,565
Noncurrent assets	91,155
Amounts due from Non-Obligated Subsidiaries, noncurrent	8,936
Current liabilities	7,337
Amounts due to Non-Obligated Subsidiaries, current	3,990
Noncurrent liabilities	49,105
Amounts due to Non-Obligated Subsidiaries, noncurrent	31,241

55	ConocoPhillips 2023 10-K

Capital Resources and Liquidity	Table of Contents
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
Environmental
We are subject to the same numerous international, federal, state, and local environmental laws and regulations as other companies in our industry. The most significant of these environmental laws and regulations include, among others, the:
•U.S. Federal Clean Air Act, which governs air emissions;
•U.S. Federal Clean Water Act, which governs discharges to water bodies;
•European Union Regulation for Registration, Evaluation, Authorization and Restriction of Chemicals (REACH);
•U.S. Federal Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund), which imposes liability on generators, transporters and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur;
•U.S. Federal Resource Conservation and Recovery Act (RCRA), which governs the treatment, storage, and disposal of solid waste;
•U.S. Federal Oil Pollution Act of 1990 (OPA90), under which owners and operators of onshore facilities and pipelines, lessees or permittees of an area in which an offshore facility is located, and owners and operators of vessels are liable for removal costs and damages that result from a discharge of oil into navigable waters of the U.S.;
•U.S. Federal Emergency Planning and Community Right-to-Know Act (EPCRA), which requires facilities to report toxic chemical inventories with local emergency planning committees and response departments;
•U.S. Federal Safe Drinking Water Act, which governs the disposal of wastewater in underground injection wells;
•U.S. Department of the Interior regulations, which relate to offshore oil and gas operations in U.S. waters and impose liability for the cost of pollution cleanup resulting from operations, as well as potential liability for pollution damages; and
•European Union Trading Directive resulting in European Emissions Trading Scheme.
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

ConocoPhillips 2023 10-K	56

Capital Resources and Liquidity	Table of Contents
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
We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of December 31, 2023, there were 15 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws.
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
Expensed environmental costs were $791 million in 2023 and are expected to be approximately $937 million and $946 million in 2024 and 2025, respectively. Capitalized environmental costs were $393 million in 2023 and are expected to be about $438 million and $450 million in 2024 and 2025, respectively.
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

57	ConocoPhillips 2023 10-K

Capital Resources and Liquidity	Table of Contents
Remediation activities vary substantially in duration and cost from site to site, depending on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, and the presence or absence of potentially liable third parties. Therefore, it is difficult to develop reasonable estimates of future site remediation costs.
At December 31, 2023, our balance sheet included total accrued environmental costs of $184 million, compared with $182 million at December 31, 2022, for remediation activities in the U.S. and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
See Item 1A. Risk Factors—We expect to continue to incur substantial capital expenditures and operating costs as a result of our compliance with existing and future environmental laws and regulations and Note 11 for information on environmental litigation.
Climate Change
Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated state, national and international laws focusing on GHG emissions reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. Examples of legislation and precursors for possible regulation that do or could affect our operations include:
•European Emissions Trading Scheme (ETS), the program through which many of the EU member states are implementing the Kyoto Protocol. Our cost of compliance with the EU ETS in 2023 was approximately $28 million (net share before-tax).
•U.K. Emissions Trading Scheme, the program with which the U.K. has replaced the ETS. Our cost of compliance with the U.K. ETS in 2023 was approximately $0.8 million (net share before-tax).
•The Alberta Technology Innovation and Emissions Reduction (TIER) regulation requires any existing facility with emissions equal to or greater than 100,000 metric tonnes of carbon dioxide, or equivalent, per year to meet a facility benchmark intensity. The total cost of compliance related to this regulation in 2023 was approximately $3.5 million (net share before-tax).
•The U.S. government has announced on September 17, 2021 the Global Methane Pledge, a global initiative to reduce global methane emissions by at least 30 percent from 2020 levels by 2030.
•Carbon taxes in certain jurisdictions. Our cost of compliance with Norwegian carbon legislation in 2023 was approximately $35 million (net share before-tax). We also incur a carbon tax for emissions from fossil fuel combustion in our British Columbia and Alberta operations in Canada, totaling approximately $8.2 million (net share before-tax).
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
•The U.S. EPA announced the final New Source Performance Standards (OOOOb) and Emissions Guidelines (OOOOc) rulemaking on December 2, 2023. While industry is awaiting final publication of the rulemaking, we do anticipate that implementing this regulation across our U.S. portfolio will result in additional compliance costs. The proposed sub-part W regulations and the Methane Emission Reduction Program (MERP), passed as part of the Inflation Reduction Act of 2022 will potentially result in impacts to our business. The implementation of the MERP fee, while applicable for 2024 emissions, has not yet been finalized by the EPA.

ConocoPhillips 2023 10-K	58

Capital Resources and Liquidity	Table of Contents
•Governments and financial regulators are developing new reporting rules requiring increased disclosure around a range of sustainability topics. In March 2022 the U.S. SEC proposed rule changes that would require registrants to include certain climate-related disclosures in their registration statements and periodic reports; In January 2023 the EU finalized the Corporate Sustainability Reporting Directive that will require more detailed sustainability reporting; in June 2023 the International Sustainability Standards Board issued inaugural sustainability reporting standards; and in October 2023 in California multiple bills were signed into law requiring climate-related disclosures for companies that conduct business in the state. The patchwork of reporting standards that is developing may require significant increases in disclosures, which may be costly to implement.
•The U.S. Council on Environmental Quality is preparing to finalize revised regulations under the National Environmental Policy Act (NEPA Phase 2), along with corresponding Guidance on the Consideration of GHG Emissions and Climate Change, in early 2024. The new regulatory framework’s emphasis on avoiding and minimizing climate impacts increases uncertainty associated with the federal environmental review and permitting process for oil and gas activities.

Compliance with changes in laws and regulations that create a GHG tax, emission trading scheme or GHG reduction policies could significantly increase our costs, reduce demand for fossil energy derived products, impact the cost and availability of capital and increase our exposure to litigation. Such laws and regulations could also increase demand for less carbon intensive energy sources, including natural gas. The ultimate impact on our financial performance, either positive or negative, will depend on a number of factors, including but not limited to:
•Whether and to what extent legislation or regulation is enacted;
•The timing of the introduction of such legislation or regulation;
•The nature of the legislation (such as a cap and trade system or a tax on emissions) or regulation;
•The price placed on GHG emissions (either by the market or through a tax);
•The GHG reductions required;
•The price and availability of offsets;
•The amount and allocation of allowances;
•Technological and scientific developments leading to new products or services;
•Any potential significant physical effects of climate change (such as increased severe weather events, changes in sea levels and changes in temperature); and
•Whether, and the extent to which, increased compliance costs are ultimately reflected in the prices of our products and services.
See Item 1A. Risk Factors—Existing and future laws, regulations and internal initiatives relating to global climate changes, such as limitations on GHG emissions may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products and Note 11 for information on climate change litigation.
Company Response to Climate-Related Risks
In 2020, we adopted a Paris-aligned climate-related risk framework with an ambition to reduce our operational (Scope 1 and 2) emissions to net-zero by 2050. The objective of our Climate Risk Strategy is to manage climate-related risk, optimize opportunities and equip the company to respond to changes in key uncertainties, including government policies around the world, technologies for emissions reduction, alternative energy technologies and changes in consumer trends. The strategy sets out our choices around portfolio composition, emissions reductions, targets and incentives, emissions-related technology development, and our climate-related policy and finance sector engagement.

An important component of our Climate Risk Strategy is the Plan for the Net-Zero Energy Transition (the 'Plan'). The Plan outlines how we intend to play a valued role in the energy transition by executing on our Triple Mandate to: reliably and responsibly meet energy transition pathway demand, deliver competitive returns on and of capital and achieve our net-zero operational emissions ambition. The Plan also outlines how we intend to apply our strategic capabilities and resources to meet the challenges posed by climate change in an economically viable, accountable and actionable way that balances the interests of our stakeholders.

59	ConocoPhillips 2023 10-K

Capital Resources and Liquidity	Table of Contents
Key elements of the Plan include:
•Maintaining strategic flexibility
◦Building a resilient asset portfolio with a focus on low cost of supply and low GHG intensity to meet transition pathway energy demand.
◦Committing to capital discipline through use of a fully burdened cost of supply, including cost of carbon, as the basis for capital allocation.
•Reducing Scope 1 and 2 emissions
◦Setting targets for emissions over which we have ownership and control, with an ambition to become a net-zero company for Scope 1 and 2 emissions by 2050.
•Addressing Scope 3 emissions
◦Advocating for a well-designed, economy-wide price on carbon and engaging in development of other policy and legislation to address end-use emissions.
◦Working with our suppliers for alignment on GHG emissions reductions.
•Contributing to an orderly transition
◦Building an attractive LNG portfolio.
◦Evaluating potential investments in emerging energy transition and low-carbon technologies.

Our Plan does not include a Scope 3 (end-use) emissions target. We recognize that end-use emissions must be reduced to meet global climate objectives. However, it is our view that supply-side constraints through Scope 3 targets for North American and European upstream oil and gas producers would be counterproductive to climate goals. In the absence of policy measures that address global demand and with the shape and pace of technology and policy yet to be determined, setting and meeting Scope 3 targets would require a shift of production to other global operators that have established less ambitious targets or no targets to reduce their own operational emissions or do not have any other ambitions or plans to manage climate-related risks, potentially eroding energy security and affordability as well as undercutting global climate change objectives. This is why we have consistently taken a prominent role in advocating for a well-designed, economy wide price on carbon and engaged in development of other policies or legislation that could address end-use emissions from high-carbon intensity energy use. We have also expanded policy advocacy beyond carbon pricing to include regulatory action, such as support for the direct regulation of methane.

In support of addressing our Scope 1 and 2 emissions, in 2023, we made progress in several key areas.
•Continued to refine our Paris-aligned climate risk strategy.
•Accelerated our GHG intensity reduction target to 50-60 percent by 2030 from a 2016 baseline for both gross operated and net equity emissions.
•Achieved the Gold Standard Pathway in the OGMP 2.0 Initiative.
•Implemented our new near-zero 2030 methane emissions intensity target of approximately 1.5 kilogram carbon dioxide equivalent per BOE or of 0.15 percent of gas produced.

Our emissions reduction efforts and net-zero ambition are supported by our multi-disciplinary Low-Carbon Technologies organization. See Item 1A. Risk Factors—Our ability to successfully execute on our energy transition plans is subject to a number of risks and uncertainties and may be costly to achieve.
New Accounting Standards
For discussion of new accounting standards, see Note 25.

ConocoPhillips 2023 10-K	60

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

At year-end 2023, we held $4.4 billion of net capitalized unproved property costs which consisted primarily of individually significant and pooled leaseholds, mineral rights held in perpetuity by title ownership, exploratory wells currently being drilled, suspended exploratory wells and capitalized interest. Of this amount, approximately $3.0 billion is concentrated in the Delaware and Midland Basins, where we have an ongoing significant and active development program. Outside of the Delaware and Midland Basins, the remaining $1.4 billion is primarily concentrated in Canada. Management periodically assesses our unproved property for impairment based on the results of exploration and drilling efforts and the outlook for commercialization.
Exploratory Costs
For exploratory wells, drilling costs are temporarily capitalized, or “suspended,” on the balance sheet, pending a determination of whether potentially economic oil and gas reserves have been discovered by the drilling effort to justify development.
If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made. The accounting notion of “sufficient progress” is a judgmental area, but the accounting rules do prohibit continued capitalization of suspended well costs on the expectation future market conditions will improve or new technologies will be found that would make the development economically profitable. Often, the ability to move into the development phase and record proved reserves is dependent on obtaining permits and government or coventurer approvals, the timing of which is ultimately beyond our control. Exploratory well costs remain suspended as long as we are actively pursuing such approvals and permits and believe they will be obtained. Once all required approvals and permits have been obtained, the projects are moved into the development phase, and the oil and gas reserves are designated as proved reserves.
At year-end 2023, total suspended well costs were $184 million, compared with $527 million at year-end 2022. For additional information on suspended wells, including an aging analysis, see Note 6.

61	ConocoPhillips 2023 10-K

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
The estimation of proved reserves is also important to the income statement because the proved reserve estimate for a field serves as the denominator in the unit-of-production calculation of the DD&A of the capitalized costs for that asset. At year-end 2023, the net book value of productive PP&E subject to a unit-of-production calculation was approximately $62 billion and the DD&A recorded on these assets in 2023 was approximately $8.1 billion. The estimated proved developed reserves for our consolidated operations were 3.8 billion BOE at the end of 2022 and 3.7 billion BOE at the end of 2023. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 10 percent across all calculations, before-tax DD&A in 2023 would have increased by an estimated $894 million.
Business Combination—Valuation of Oil and Gas Properties
For business combinations, management applies the principles of acquisition accounting under FASB ASC Topic 805 – “Business Combinations” and allocates the purchase price to assets acquired and liabilities assumed, based on their estimated fair values as of the acquisition date. Estimating the fair values involves making various assumptions, of which the most significant assumptions relate to the fair values assigned to proved and unproved oil and gas properties. For significant business combinations, management generally utilizes a discounted cash flow approach, based on market participant assumptions, and considers engaging third party valuation experts in preparing fair value estimates.
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

ConocoPhillips 2023 10-K	62

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

63	ConocoPhillips 2023 10-K

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

ConocoPhillips 2023 10-K	64

Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, and objectives of management for future operations, are forward-looking statements. Examples of forward-looking statements contained in this report include our expected production growth and outlook on the business environment generally, our expected capital budget and capital expenditures, and discussions concerning future dividends. You can often identify our forward-looking statements by the words “ambition,” “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “intend,” “goal,” “guidance,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “will,” “would” and similar expressions.
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
•Global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and gas, including changes as a result of any ongoing military conflict, including the conflicts in Ukraine and the Middle East, and the global response to such conflict; security threats on facilities and infrastructure; a public health crisis; the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC and other producing countries; or the resulting company or third-party actions in response to such changes.
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
•Legislative and regulatory initiatives addressing environmental concerns, including initiatives addressing the impact of global climate change or further regulating hydraulic fracturing, methane emissions, flaring, water disposal or LNG exports.
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
•The impact of broader societal attention to and efforts to address climate change may impact our access to capital and insurance.
•Potential failures or delays in delivering on our current or future low-carbon strategy, including our inability to develop new technologies.
•The impact of public health crises, including pandemics (such as COVID-19) and epidemics, and any related company or government policies or actions.

65	ConocoPhillips 2023 10-K

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
•Potential disruption or interruption of our operations and any resulting consequences due to accidents; extraordinary weather events; supply chain disruptions; civil unrest; political events, war; terrorism; cybersecurity threats and information technology failures, constraints or disruptions.
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
•General domestic and international economic and political developments, including armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, bitumen, natural gas, LNG and NGLs and carbon pricing, including the imposition of price caps; regulation or taxation; and other political, economic or diplomatic developments, including as a result of any ongoing military conflict, including the conflicts in Ukraine and the Middle East.
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
•The factors generally described in Part I—Item 1A in this 2023 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.

ConocoPhillips 2023 10-K	66

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
We use a VaR model to estimate the loss in fair value that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative financial instruments and derivative commodity contracts we hold or issue, including commodity purchases and sales contracts recorded on the balance sheet at December 31, 2023. Using Monte Carlo simulation, a 95 percent confidence level and a one-day holding period, the VaR for those instruments issued or held for trading purposes or held for purposes other than trading at December 31, 2023 and 2022, was immaterial to our consolidated cash flows and net income.

67	ConocoPhillips 2023 10-K

Interest Rate Risk
The following table provides information about our debt instruments that are sensitive to changes in U.S. interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on effective rates at the reporting date. The carrying amount of our floating-rate debt approximates its fair value. A hypothetical 10 percent change in prevailing interest rates would not have a material impact on interest expense associated with our floating-rate debt. The fair value of the fixed-rate debt is measured using prices available from a pricing service that is corroborated by market data. Changes to prevailing interest rates would not impact our cash flows associated with fixed-rate debt, unless we elect to repurchase or retire such debt prior to maturity.

	Millions of Dollars Except as Indicated
	Debt
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2023
2024	$759	2.70%	$—	—%
2025	735	3.87	—	—
2026	104	6.41	—	—
2027	438	5.79	—	—
2028	265	4.50	—	—
Remaining years	15,829	5.45	283	4.06%
Total	$18,130		$283
Fair value	$18,338		$283

Year-End 2022
2023	$110	7.04%	$—	—%
2024	1,359	2.59	—	—
2025	1,268	3.25	—	—
2026	104	6.41	—	—
2027	438	5.79	—	—
Remaining years	12,293	5.45	283	3.91%
Total	$15,572		$283
Fair value	$15,262		$283

ConocoPhillips 2023 10-K	68

Foreign Currency Exchange Risk
We have foreign currency exchange rate risk resulting from international operations. We do not comprehensively hedge the exposure to currency exchange rate changes although we may choose to selectively hedge certain foreign currency exchange rate exposures, such as firm commitments for capital projects or local currency tax payments, dividends and cash returns from net investments in foreign affiliates to be remitted within the coming year and acquisitions.

At December 31, 2023 and 2022, we had outstanding foreign currency exchange forward contracts hedging cross-border commercial activity and for purposes of mitigating our cash-related exposures. Although these forwards hedge exposures to fluctuations in exchange rates, we elected not to utilize hedge accounting. As a result, the change in the fair value of these foreign currency exchange derivatives is recorded directly in earnings. Since the gain or loss on the exchange contracts is offset by the gain or loss from remeasuring cash related balances, and since our aggregate position in the forwards was not material, there would be no material impact to our income from an adverse hypothetical 10 percent change in the December 2023 or December 2022 exchange rates.

The gross notional and fair value of these positions at December 31, 2023 and 2022, were as follows:

Foreign Currency Exchange Derivatives	In Millions
	Notional			Fair Value*
		2023	2022	2023	2022

Buy Canadian dollar, sell U.S. dollar	CAD	5	15	—	(1)
Sell British pound, buy euro	GBP	52	312	(2)	7
Buy British pound, sell euro	GBP	58	264	—	(10)
*Denominated in USD.

69	ConocoPhillips 2023 10-K

Item 8. Financial Statements and Supplementary Data
ConocoPhillips

ConocoPhillips 2023 10-K	70

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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, we believe the company’s internal control over financial reporting was effective as of December 31, 2023.
Ernst & Young LLP has issued an audit report on the company’s internal control over financial reporting as of December 31, 2023, and their report is included herein.

/s/ Ryan M. Lance	/s/ William L. Bullock, Jr.

Ryan M. Lance	William L. Bullock, Jr.
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

71	ConocoPhillips 2023 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ConocoPhillips
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ConocoPhillips (the Company) as of December 31, 2023 and 2022, the related consolidated income statement, statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit and Finance Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

ConocoPhillips 2023 10-K	72

Depreciation, depletion and amortization of proved oil and gas properties, plants and equipment

Description of the Matter
At December 31, 2023, the net book value of the Company’s proved oil and gas properties, plants and equipment (PP&E) was $62 billion, and depreciation, depletion and amortization (DD&A) expense was $8.1 billion for the year then ended. As described in Note 1, under the successful efforts method of accounting, DD&A of PP&E on producing hydrocarbon properties and steam-assisted gravity drainage facilities and certain pipeline and liquified natural gas assets (those which are expected to have a declining utilization pattern) are determined by the unit-of-production method. The unit-of-production method uses proved oil and gas reserves, as estimated by the Company’s internal reservoir engineers.

Proved oil and gas reserves estimates are based on geological and engineering assessments of in-place hydrocarbon volumes, the production plan, historical extraction recovery and processing yield factors, installed plant operating capacity and approved operating limits. Significant judgment is required by the Company’s internal reservoir engineers in evaluating the data used to estimate proved oil and gas reserves. Estimating proved oil and gas reserves also requires the selection of inputs, including historical production, oil and gas price assumptions and future operating and capital costs assumptions, among others.

Auditing the Company’s DD&A calculation is complex because of the use of the work of the internal reservoir engineers and the evaluation of management’s determination of the inputs described above used by the internal reservoir engineers in estimating proved oil and gas reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over its processes to calculate DD&A, including management’s controls over the completeness and accuracy of the financial data provided to the internal reservoir engineers for use in estimating proved oil and gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Company’s internal reservoir engineers primarily responsible for overseeing the preparation of the proved oil and gas reserves estimates. In addition, in assessing whether we can use the work of the internal reservoir engineers, we evaluated the completeness and accuracy of the financial data and inputs described above used by the internal reservoir engineers in estimating proved oil and gas reserves by agreeing them to source documentation and we identified and evaluated corroborative and contrary evidence. We also tested the accuracy of the DD&A calculation, including comparing the proved oil and gas reserves amounts used in the calculation to the Company’s reserve report.

We have served as the Company's auditor since 1949.

/s/ Ernst & Young LLP
Houston, Texas
February 15, 2024

73	ConocoPhillips 2023 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ConocoPhillips
Opinion on Internal Control over Financial Reporting
We have audited ConocoPhillips’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ConocoPhillips (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated income statement, statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Houston, Texas
February 15, 2024

ConocoPhillips 2023 10-K	74

Financial Statements	Table of Contents

Consolidated Income Statement	ConocoPhillips

Years Ended December 31	Millions of Dollars
	2023	2022	2021
Revenues and Other Income
Sales and other operating revenues	$56,141	78,494	45,828
Equity in earnings of affiliates	1,720	2,081	832
Gain (loss) on dispositions	228	1,077	486
Other income	485	504	1,203
Total Revenues and Other Income	58,574	82,156	48,349

Costs and Expenses
Purchased commodities	21,975	33,971	18,158
Production and operating expenses	7,693	7,006	5,694
Selling, general and administrative expenses	705	623	719
Exploration expenses	398	564	344
Depreciation, depletion and amortization	8,270	7,504	7,208
Impairments	14	(12)	674
Taxes other than income taxes	2,074	3,364	1,634
Accretion on discounted liabilities	283	250	242
Interest and debt expense	780	805	884
Foreign currency transaction (gain) loss	92	(100)	(22)
Other expenses	2	(47)	102
Total Costs and Expenses	42,286	53,928	35,637
Income (loss) before income taxes	16,288	28,228	12,712
Income tax provision (benefit)	5,331	9,548	4,633
Net Income (Loss)	$10,957	18,680	8,079

Net Income (Loss) Per Share of Common Stock (dollars)
Basic	$9.08	14.62	6.09
Diluted	9.06	14.57	6.07

Average Common Shares Outstanding (in thousands)
Basic	1,202,757	1,274,028	1,324,194
Diluted	1,205,675	1,278,163	1,328,151
See Notes to Consolidated Financial Statements.

75	ConocoPhillips 2023 10-K

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

Years Ended December 31	Millions of Dollars
	2023	2022	2021
Net Income (Loss)	$10,957	18,680	8,079
Other comprehensive income (loss)
Defined benefit plans
Prior service credit (cost) arising during the period	—	(10)	—
Reclassification adjustment for amortization of prior service cost (credit) included in net income (loss)	(38)	(39)	(38)
Net change	(38)	(49)	(38)
Net actuarial gain (loss) arising during the period	37	(623)	357
Reclassification adjustment for amortization of net actuarial losses (gains) included in net income (loss)	82	72	178
Net change	119	(551)	535
Nonsponsored plans*	(3)	5	5
Income taxes on defined benefit plans	(23)	178	(108)
Defined benefit plans, net of tax	55	(417)	394
Unrealized holding gain (loss) on securities	20	(13)	(2)
Reclassification adjustment for (gain) loss included in net income	(4)	(1)	(1)
Income taxes on unrealized holding gain (loss) on securities	(3)	3	1
Unrealized holding gain (loss) on securities, net of tax	13	(11)	(2)
Foreign currency translation adjustments	195	(623)	(124)
Income taxes on foreign currency translation adjustments	2	1	—
Foreign currency translation adjustments, net of tax	197	(622)	(124)
Unrealized gain (loss) on hedging activities	78	—	—
Income taxes on unrealized gain (loss) on hedging activities	(16)	—	—
Unrealized gain (loss) on hedging activities, net of tax	62	—	—
Other Comprehensive Income (Loss), Net of Tax	327	(1,050)	268
Comprehensive Income (Loss)	$11,284	17,630	8,347
*Plans for which ConocoPhillips is not the primary obligor—primarily those administered by equity affiliates.
See Notes to Consolidated Financial Statements.

ConocoPhillips 2023 10-K	76

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

At December 31	Millions of Dollars
	2023	2022
Assets
Cash and cash equivalents	$5,635	6,458
Short-term investments	971	2,785
Accounts and notes receivable (net of allowance of $3 and $2, respectively)	5,461	7,075
Accounts and notes receivable—related parties	13	13
Inventories	1,398	1,219
Prepaid expenses and other current assets	852	1,199
Total Current Assets	14,330	18,749
Investments and long-term receivables	9,130	8,225
Net properties, plants and equipment (net of accumulated DD&A of $74,361 and $66,630, respectively)	70,044	64,866
Other assets	2,420	1,989
Total Assets	$95,924	93,829

Liabilities
Accounts payable	$5,083	6,113
Accounts payable—related parties	34	50
Short-term debt	1,074	417
Accrued income and other taxes	1,811	3,193
Employee benefit obligations	774	728
Other accruals	1,229	2,346
Total Current Liabilities	10,005	12,847
Long-term debt	17,863	16,226
Asset retirement obligations and accrued environmental costs	7,220	6,401
Deferred income taxes	8,813	7,726
Employee benefit obligations	1,009	1,074
Other liabilities and deferred credits	1,735	1,552
Total Liabilities	46,645	45,826

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2023—2,103,772,516 shares; 2022—2,100,885,134 shares)
Par value	21	21
Capital in excess of par	61,303	61,142
Treasury stock (at cost: 2023—925,670,961 shares; 2022—877,029,062 shares)	(65,640)	(60,189)
Accumulated other comprehensive income (loss)	(5,673)	(6,000)
Retained earnings	59,268	53,029
Total Equity	49,279	48,003
Total Liabilities and Equity	$95,924	93,829
See Notes to Consolidated Financial Statements.

77	ConocoPhillips 2023 10-K

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

Years Ended December 31	Millions of Dollars
	2023	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$10,957	18,680	8,079
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	8,270	7,504	7,208
Impairments	14	(12)	674
Dry hole costs and leasehold impairments	162	340	44
Accretion on discounted liabilities	283	250	242
Deferred taxes	1,145	2,086	1,346
Distributions more (less) than income from equity affiliates	964	942	446
(Gain) loss on dispositions	(228)	(1,077)	(486)
(Gain) loss on investment in Cenovus Energy	—	(251)	(1,040)
Other	(220)	86	(788)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	1,333	(963)	(2,500)
Decrease (increase) in inventories	(103)	(38)	(160)
Decrease (increase) in prepaid expenses and other current assets	337	(173)	(649)
Increase (decrease) in accounts payable	(1,118)	901	1,399
Increase (decrease) in taxes and other accruals	(1,831)	39	3,181
Net Cash Provided by Operating Activities	19,965	28,314	16,996
Cash Flows From Investing Activities
Capital expenditures and investments	(11,248)	(10,159)	(5,324)
Working capital changes associated with investing activities	30	520	134
Acquisition of businesses, net of cash acquired	(2,724)	(60)	(8,290)
Proceeds from asset dispositions	632	3,471	1,653
Net sales (purchases) of investments	1,373	(2,629)	3,091
Collection of advances/loans—related parties	—	114	105
Other	(63)	2	87
Net Cash Used in Investing Activities	(12,000)	(8,741)	(8,544)
Cash Flows From Financing Activities
Issuance of debt	3,787	2,897	—
Repayment of debt	(1,379)	(6,267)	(505)
Issuance of company common stock	(52)	362	145
Repurchase of company common stock	(5,400)	(9,270)	(3,623)
Dividends paid	(5,583)	(5,726)	(2,359)
Other	(34)	(49)	7
Net Cash Used in Financing Activities	(8,661)	(18,053)	(6,335)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(99)	(224)	(34)
Net Change in Cash, Cash Equivalents and Restricted Cash	(795)	1,296	2,083
Cash, cash equivalents and restricted cash at beginning of period	6,694	5,398	3,315
Cash, Cash Equivalents and Restricted Cash at End of Period	$5,899	6,694	5,398
Restricted cash of $264 million and $236 million is included in the “Other assets” line of our Consolidated Balance Sheet as of December 31, 2023 and December 31, 2022, respectively.
See Notes to Consolidated Financial Statements.

ConocoPhillips 2023 10-K	78

Financial Statements	Table of Contents

Consolidated Statement of Changes in Equity	ConocoPhillips

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total

Balances at December 31, 2020	$18	47,133	(47,297)	(5,218)	35,213	29,849
Net income (loss)					8,079	8,079
Other comprehensive income (loss)				268		268
Dividends declared
Ordinary ($1.75 per share of common stock)					(2,359)	(2,359)
Variable return of cash ($0.20 per share of common stock)					(260)	(260)
Acquisition of Concho	3	13,122				13,125
Repurchase of company common stock			(3,623)			(3,623)
Distributed under benefit plans		326				326
Other					1	1
Balances at December 31, 2021	$21	60,581	(50,920)	(4,950)	40,674	45,406
Net income (loss)					18,680	18,680
Other comprehensive income (loss)				(1,050)		(1,050)
Dividends declared
Ordinary ($1.89 per share of common stock)					(2,419)	(2,419)
Variable return of cash ($3.10 per share of common stock)					(3,908)	(3,908)
Repurchase of company common stock			(9,270)			(9,270)
Distributed under benefit plans		561				561
Other			1		2	3
Balances at December 31, 2022	$21	61,142	(60,189)	(6,000)	53,029	48,003
Net income (loss)					10,957	10,957
Other comprehensive income (loss)				327		327
Dividends declared
Ordinary ($2.11 per share of common stock)					(2,550)	(2,550)
Variable return of cash ($1.80 per share of common stock)					(2,170)	(2,170)
Repurchase of company common stock			(5,400)			(5,400)
Excise tax on share repurchases			(50)			(50)
Distributed under benefit plans		161				161
Other			(1)		2	1
Balances at December 31, 2023	$21	61,303	(65,640)	(5,673)	59,268	49,279

79	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
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
•Revenue Recognition—Revenues associated with the sales of crude oil, bitumen, natural gas, NGLs, LNG and other items are recognized at the point in time when the customer obtains control of the asset. In evaluating when a customer has control of the asset, we primarily consider whether the transfer of legal title and physical delivery has occurred, whether the customer has significant risks and rewards of ownership and whether the customer has accepted delivery and a right to payment exists. These products are typically sold at prevailing market prices. We allocate variable market-based consideration to deliveries (performance obligations) in the current period as that consideration relates specifically to our efforts to transfer control of current period deliveries to the customer and represents the amount we expect to be entitled to in exchange for the related products. Payment is typically due within 30 days or less.
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

ConocoPhillips 2023 10-K	80

Notes to Consolidated Financial Statements	Table of Contents
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
Exploratory Costs—Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory well costs are capitalized, or “suspended,” on the balance sheet pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made. For complex exploratory discoveries, it is not unusual to have exploratory wells remain suspended on the balance sheet for several years while we perform additional appraisal drilling and seismic work on the potential oil and gas field or while we seek government or coventurer approval of development plans or seek environmental permitting. Once all required approvals and permits have been obtained, the projects are moved into the development phase, and the oil and gas resources are designated as proved reserves.
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

81	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
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
•Property Dispositions—When complete units of depreciable property are sold, the asset cost and related accumulated depreciation are eliminated, with any gain or loss reflected in the “Gain (loss) on dispositions” line of our consolidated income statement. When partial units of depreciable property are sold or retired which do not significantly alter the DD&A rate, the asset cost and accumulated depreciation are eliminated such that no gain or loss is recorded.
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

ConocoPhillips 2023 10-K	82

Notes to Consolidated Financial Statements	Table of Contents
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

•Net Income (Loss) Per Share of Common Stock—Basic net income (loss) per share (EPS) is calculated using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common stock (including fully vested stock and unit awards that have not yet been issued as common stock) and participating securities. ConocoPhillips grants RSUs under its share-based compensation programs, the majority of which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to dividends paid to holders of the Company’s common stock. See Note 16. These unvested RSUs meet the definition of participating securities based on their respective rights to receive non-forfeitable dividends and are treated as a separate class of securities in computing basic EPS. Participating securities are not included as incremental shares in computing diluted EPS. Diluted EPS includes the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.
Diluted EPS is calculated under both the two-class and treasury stock methods, and the more dilutive amount is reported. Diluted net loss per share does not assume conversion or exercise of securities that would have an antidilutive effect. Treasury stock is excluded from the daily weighted-average number of common shares outstanding in both calculations. See Note 23.

83	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 2—Inventories
Inventories at December 31 were:

	Millions of Dollars
	2023	2022

Crude oil and natural gas	$676	641
Materials and supplies	722	578
Total inventories	$1,398	1,219

Inventories valued on the LIFO basis	$401	396
The estimated excess of current replacement cost over LIFO cost of inventories was approximately $91 million and $149 million at December 31, 2023 and 2022, respectively.
Note 3—Acquisitions and Dispositions
All gains or losses on asset dispositions are reported before-tax and are included net in the “Gain (loss) on dispositions” line on our consolidated income statement. All cash proceeds and payments are included in the “Cash Flows From Investing Activities” section of our consolidated statement of cash flows.
2023
Surmont Acquisition
In October 2023, we completed our acquisition of the remaining 50 percent working interest in Surmont, an asset in our Canada segment, from TotalEnergies EP Canada Ltd. Following the acquisition, we own 100 percent working interest in Surmont. The fair value of total consideration for the all-cash transaction was $3.0 billion (CAD $4.1 billion):

Fair value of consideration	Millions of Dollars
Cash paid	$2,685
Contingent consideration	320
Total consideration	$3,005

The contingent payment arrangement requires additional consideration to be paid to TotalEnergies EP Canada Ltd. up to $0.4 billion CAD over a five-year term. The contingent payments represent $2.0 million for every dollar that WCS pricing exceeds $52 per barrel during the month, subject to certain production targets being achieved. The range of the undiscounted amounts we could pay under this arrangement is between $0 and $0.3 billion. The fair value of the contingent consideration on the acquisition date was $320 million and estimated by applying the income approach. See Note 13.

The transaction is accounted for as a business combination under FASB Topic ASC 805 using the acquisition method, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Fair value measurements were made for acquired assets and liabilities, and adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date as we identify new information about facts and circumstances that existed as of the acquisition date to consider.

Oil and gas properties were valued using a discounted cash flow approach incorporating market participants and internally generated price assumptions, production profiles and operating and development cost assumptions. The fair values of other assets acquired and liabilities assumed, which included accounts receivable, accounts payable, and most other current assets and current liabilities, were determined to be equivalent to the carrying value due to their short-term nature. The total consideration of $3.0 billion was allocated to the identifiable assets and liabilities based on their fair values as of the acquisition date, October 4, 2023.

ConocoPhillips 2023 10-K	84

Notes to Consolidated Financial Statements	Table of Contents

Recognized amounts of identifiable assets acquired and liabilities assumed	Millions of Dollars
Oil and gas properties	3,129
Asset retirement obligations	(112)
Other	(12)
Total identifiable net assets	$3,005

With the completion of the transaction, we acquired proved and unproved properties of approximately $2.9 billion and $0.2 billion, respectively.
In anticipation of the acquisition, we entered into, and settled, various foreign exchange forward contracts to purchase CAD and recognized a loss of $112 million in the "Foreign currency transaction (gain) loss" line on our consolidated income statement associated with these forward contracts. The related cash flows are included within "cash flows from investing activities" on our consolidated statement of cash flows.

From the acquisition date through December 31, 2023, "Total Revenues and Other Income" and "Net Income (Loss)" associated with the acquired assets were $572 million and $119 million, respectively.

Supplemental Pro Forma (unaudited)
The following tables summarize the unaudited supplemental pro forma financial information for the year ended December 31, 2023, and 2022, as if we had completed the acquisition on January 1, 2022.

	Millions of Dollars
	Year Ended December 31, 2023
	As reported	Pro forma Surmont	Pro forma Combined
Total Revenues and Other Income	$58,574	2,561	61,135
Income (loss) before income taxes	16,288	659	16,947
Net Income (Loss)	10,957	501	11,458

Earnings per share:
Basic net income (loss)	$9.08		9.50
Diluted net income (loss)	9.06		9.47

	Millions of Dollars
	Year Ended December 31, 2022
	As reported	Pro forma Surmont	Pro forma Combined
Total Revenues and Other Income	$82,156	3,582	85,738
Income (loss) before income taxes	28,228	947	29,175
Net Income (Loss)	18,680	720	19,400

Earnings per share:
Basic net income (loss)	$14.62		15.18
Diluted net income (loss)	14.57		15.13
The unaudited supplemental pro forma financial information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been completed on January 1, 2022, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma financial information for the years ending December 31, 2023 and 2022, respectively, is a result of combining the consolidated income statement of ConocoPhillips with the assets acquired from TotalEnergies EP Canada Ltd. The pro forma results do not include transaction-related costs, nor any cost savings anticipated as a result of the transaction. The pro forma results include adjustments which relate primarily to DD&A, which is based on the unit-of-production method, resulting from the purchase price allocated to properties, plants and equipment. We believe the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected.

85	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
QatarEnergy LNG NFS(3) (NFS3), formerly Qatar Liquefied Gas Company Limited (12) (QG12)
During 2022, we were awarded a 25 percent interest in NFS3, a new joint venture with QatarEnergy, to participate in the North Field South (NFS) LNG project. Formation of NFS3 closed during 2023. NFS3 has a 25 percent interest in the NFS project and is reported as an equity method investment in our Europe, Middle East and North Africa segment. See Note 4.

Port Arthur Liquefaction Holdings, LLC (PALNG)
During 2023, we acquired a 30 percent interest in PALNG, a joint venture for the development of a large-scale LNG facility for the first phase of the Port Arthur LNG project ("Phase 1"). Sempra PALNG Holdings, LLC owns the remaining 70 percent interest in the joint venture. PALNG is reported as an equity method investment in our Corporate and Other segment. See Note 4.

Contingent Payments
We recorded contingent payments related to the previous dispositions of our working interests in the Foster Creek Christina Lake Partnership and western Canada gas assets, and our San Juan assets. Contingent payments were recorded as (gain) loss on disposition on our consolidated income statement and reflected within our Canada and Lower 48 segments. In our Canada segment, the contingent payment, calculated and paid quarterly, was $6 million CAD for every $1 CAD by which the WCS quarterly average crude oil price exceeded $52 CAD per barrel. In our Lower 48 segment, the contingent payment, paid annually, was calculated monthly at $7 million per month when the U.S. Henry Hub natural gas price was at or above $3.20 per MMBTU. The term of contingent payments in our Canada segment ended in the second quarter of 2022 and the term of contingent payments in our Lower 48 segment ended at the end of 2023. Contingent payments recorded in the years 2023, 2022 and 2021 were $7 million, $451 million and $369 million, respectively.

2022
Acquisition of Additional Shareholding Interest in Australia Pacific LNG (APLNG)
In February 2022, we completed the acquisition of an additional 10 percent interest in APLNG from Origin Energy for approximately $1.4 billion, after customary adjustments, in an all-cash transaction resulting from the exercise of our preemption right. This increased our ownership in APLNG to 47.5 percent, with Origin Energy and Sinopec owning
27.5 percent and 25.0 percent, respectively. APLNG is reported as an equity investment in our Asia Pacific segment.

QatarEnergy LNG NFE(4) (NFE4), formerly Qatar Liquefied Gas Company Limited (8) (QG8)
During 2022, we were awarded a 25 percent interest in NFE4, a new joint venture with QatarEnergy to participate in the North Field East (NFE) LNG project. NFE4 has a 12.5 percent interest in the NFE project and is reported as an equity method investment in our Europe, Middle East and North Africa segment. See Note 4.

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

In March 2022, we completed the divestiture of our subsidiaries that held our Indonesia assets and operations, and based on an effective date of January 1, 2021, we received net proceeds of $731 million after customary adjustments and recognized a $534 million before-tax and $462 million after-tax gain related to this transaction. Together, the subsidiaries sold indirectly held our 54 percent interest in the Indonesia Corridor Block PSC and 35 percent shareholding in the Transasia Pipeline Company. At the time of the disposition, the net carrying value was approximately $0.2 billion, excluding $0.2 billion of cash and restricted cash. The net book value consisted primarily of $0.3 billion of PP&E and $0.1 billion of ARO. The before-tax earnings associated with the subsidiaries sold, excluding the gain on disposition noted above, were $138 million and $604 million for the years ended December 31, 2022 and 2021, respectively. Results of operations for the Indonesia interests sold were reported in our Asia Pacific segment.

ConocoPhillips 2023 10-K	86

Notes to Consolidated Financial Statements	Table of Contents
2021
During the year, we completed the acquisitions of Concho Resources Inc. (Concho) and of Shell Enterprises LLC’s (Shell) Permian assets. The acquisitions were accounted for as business combinations under FASB Topic ASC 805 using the acquisition method, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. We completed the final allocation of the purchase price to acquired assets and liabilities of Concho by the end of the year, and by the end of the first quarter of 2022 for the Shell assets. It was based on the fair value of the long-lived assets and the conclusion of the fair value determination of all other assets and liabilities acquired.

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
From the acquisition date through December 31, 2021, “Total Revenues and Other Income” and “Net Income (Loss)” associated with the acquired Concho business were approximately $6,571 million and $2,330 million, respectively. The results associated with the Concho business for the same period include a before- and after-tax loss of $305 million and $233 million, respectively, on the acquired derivative contracts. The before-tax loss is recorded within “Total Revenues and Other Income” on our consolidated income statement. See Note 12.
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

87	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
Supplemental Pro Forma (unaudited)
The following table summarizes the unaudited supplemental pro forma financial information for the year ended December 31, 2021, as if we had completed the acquisition of the Shell Permian assets on January 1, 2020.

	Millions of Dollars
	Year Ended December 31, 2021
	As reported	Pro forma Shell	Pro forma Combined

Total Revenues and Other Income	$48,349	3,220	51,569
Income (loss) before income taxes	12,712	1,201	13,913
Net Income (Loss)	8,079	920	8,999

Earnings per share:
Basic net income (loss)	$6.09		6.78
Diluted net income (loss)	6.07		6.76
The unaudited supplemental pro forma financial information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed on January 1, 2020, nor is it necessarily indicative of future operating results of the combined entity. The pro forma results do not include transaction-related costs, nor any cost savings anticipated as a result of the transaction. The pro forma includes adjustments which relate primarily to DD&A, which is based on the unit-of-production method, resulting from the purchase price allocated to properties, plants and equipment. We believe the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected.
Assets Sold
In 2020, we completed the sale of our Australia-West assets and operations. The sales agreement entitled us to a $200 million payment upon a FID of the Barossa development project. In March 2021, FID was announced and as such, we recognized a $200 million gain on disposition in the first quarter of 2021. The purchaser failed to pay the FID bonus when due. We filed an arbitration proceeding against the purchaser to enforce our contractual right to the $200 million, plus interest accruing from the due date and the matter was resolved in April 2023 to our satisfaction. Results of operations related to this transaction are reflected in our Asia Pacific segment. See Note 11.
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
Note 4—Investments, Loans and Long-Term Receivables
Components of investments and long-term receivables at December 31 were:

	Millions of Dollars
	2023	2022
Equity investments	$7,905	7,493
Long-term receivables	143	142
Long-term investments in debt securities	989	522
Other investments	93	68
	$9,130	8,225

ConocoPhillips 2023 10-K	88

Notes to Consolidated Financial Statements	Table of Contents
Equity Investments
Affiliated companies in which we had a significant equity investment at December 31, 2023, included:
•APLNG—47.5 percent owned joint venture with Origin Energy (27.5 percent) and Sinopec (25 percent)—to produce CBM from the Bowen and Surat basins in Queensland, Australia, as well as process and export LNG.
•Port Arthur Liquefication Holdings, LLC (PALNG)— 30 percent owned joint venture with Sempra PALNG Holdings, LLC for the development of a large-scale LNG facility for the first phase of the Port Arthur LNG project ("Phase 1"). See Note 3.
•QatarEnergy LNG N(3) (N3), formerly Qatar Liquefied Gas Company Limited (3) (QG3)—30 percent owned joint venture with affiliates of QatarEnergy (68.5 percent) and Mitsui & Co., Ltd. (1.5 percent)—produces and liquefies natural gas from Qatar’s North Field, as well as exports LNG.
•QatarEnergy LNG NFE(4) (NFE4), formerly Qatar Liquefied Gas Company Limited (8) (QG8)—25 percent owned joint venture with an affiliate of QatarEnergy (75 percent)—participant in the North Field East (NFE) LNG project. See Note 3.
•QatarEnergy LNG NFS(3) (NFS3), formerly Qatar Liquefied Gas Company Limited (12) (QG12)— 25 percent owned joint venture with an affiliate of QatarEnergy (75 percent)—participant in the North Field South project. See Note 3.
Summarized 100 percent earnings information for equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars
	2023	2022	2021
Revenues	$15,314	18,356	11,824
Income (loss) before income taxes	6,301	8,234	3,946
Net income (loss)	4,214	5,507	2,557
Summarized 100 percent balance sheet information for equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars
	2023	2022
Current assets	$3,827	5,001
Noncurrent assets	39,299	37,789
Current liabilities	3,462	4,169
Noncurrent liabilities	16,665	17,244
Our share of income taxes incurred directly by an equity method investee is reported in equity in earnings of affiliates, and as such is not included in income taxes on our consolidated financial statements.
At December 31, 2023, retained earnings included $60 million related to the undistributed earnings of affiliated companies. Dividends received from affiliates were $2,684 million, $3,045 million and $1,279 million in 2023, 2022 and 2021, respectively.
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
In 2012, APLNG executed an $8.5 billion project finance facility that became non-recourse following financial completion in 2017. The facility is currently composed of a financing agreement with the Export-Import Bank of the United States, a commercial bank facility and two United States Private Placement note facilities. APLNG principal and interest payments commenced in March 2017 and are scheduled to occur bi-annually until September 2030. At December 31, 2023, a balance of $4.7 billion was outstanding on the facilities. See Note 10.

89	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
During the fourth quarter of 2021, Origin Energy Limited agreed to the sale of 10 percent of their interest in APLNG for $1.645 billion, before customary adjustments. ConocoPhillips announced in December 2021 that we were exercising our preemption right under the APLNG Shareholders Agreement to purchase an additional 10 percent shareholding interest in APLNG, subject to government approvals. The sales price associated with this preemption right was determined to reflect a relevant observable market participant view of APLNG’s fair value which was below the carrying value of our existing investment in APLNG. Based on a review of the facts and circumstances surrounding this decline in fair value, we concluded in the fourth quarter of 2021 the impairment was other than temporary under the guidance of FASB ASC Topic 323, and the recognition of an impairment of our existing investment was necessary. Accordingly, we recorded a noncash $688 million before- and after-tax impairment in the fourth quarter of 2021. The impairment was included in the “Impairments” line on our consolidated income statement. See Note 7.
At December 31, 2023, the carrying value of our equity method investment in APLNG was approximately $5.4 billion. The historical cost basis of our 47.5 percent share of net assets of APLNG was $5.4 billion, resulting in a basis difference of $33 million on our books. The basis difference, which is substantially all associated with PP&E and subject to amortization, has been allocated on a relative fair value basis to individual production license areas owned by APLNG. Any future additional payments are expected to be allocated in a similar manner. As the joint venture produces natural gas from each license, we amortize the basis difference allocated to that license using the unit-of-production method. Included in net income (loss) for 2023, 2022 and 2021 was after-tax expense of $8 million, $10 million and $39 million, respectively, representing the amortization of this basis difference on currently producing licenses.

PALNG
PALNG is a joint venture for the development of a large-scale LNG facility. At December 31, 2023, the carrying value of our equity method investment in PALNG was approximately $1.1 billion. See Note 3.
N3
N3 is a joint venture that owns an integrated large-scale LNG project located in Qatar. We have terminal and pipeline use agreements with Golden Pass LNG Terminal and affiliated Golden Pass Pipeline near Sabine Pass, Texas, intended to provide us with terminal and pipeline capacity for the receipt, storage and regasification of LNG purchased from N3. Currently, the LNG from N3 is being sold to markets outside of the U.S.
NFE4
NFE4 is a joint venture with QatarEnergy participating in the NFE LNG project. NFE4 has a 12.5 percent interest in the NFE project. See Note 3.

NFS3
NFS3 is a joint venture with QatarEnergy to participate in the NFS LNG project. NFS3 has a 25 percent interest in the NFS project. See Note 3.

At December 31, 2023, the carrying value of our equity method investments in Qatar was approximately $1.1 billion.

Loans
As part of our normal ongoing business operations and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans to certain affiliated and non-affiliated companies.
At December 31, 2023, there were no outstanding loans to affiliated companies.
Note 5—Investment in Cenovus Energy
In 2022, we sold our remaining 91 million shares of Cenovus Energy (CVE), recognizing proceeds of $1.4 billion and a net gain of $251 million. All gains and losses were recognized within "Other income" on our consolidated income statement. Proceeds related to the sale of our CVE shares were included within "Cash Flows from Investing Activities" on our consolidated statement of cash flows.

	Millions of Dollars
	2023	2022	2021
Total Net gain on equity securities		251	1,040
Less: Net gain on equity securities sold during the period		251	473
Unrealized gain on equity securities still held at the reporting date	$		567

ConocoPhillips 2023 10-K	90

Notes to Consolidated Financial Statements	Table of Contents
Note 6—Suspended Wells and Exploration Expenses
The following table reflects the net changes in suspended exploratory well costs during 2023, 2022 and 2021:

	Millions of Dollars
	2023	2022	2021

Beginning balance	$527	660	682
Additions pending the determination of proved reserves	—	5	10
Reclassifications to proved properties	(285)	(7)	—
Charged to dry hole expense	(58)	(131)	(32)
Ending balance	$184	527	660
The following table provides an aging of suspended well balances at December 31:

	Millions of Dollars
	2023	2022	2021

Exploratory well costs capitalized for a period of one year or less	$—	15	4
Exploratory well costs capitalized for a period greater than one year	184	512	656
Ending balance	$184	527	660

Number of projects with exploratory well costs capitalized for a period greater than one year	14	17	22
The following table provides a further aging of those exploratory well costs that have been capitalized for more than one year since the completion of drilling as of December 31, 2023:

	Millions of Dollars
		Suspended Since
	Total	2020-2022	2017-2019	2006-2016
WL4-00—Malaysia(2)	36	19	17	—
PL891—Norway(1)	30	30	—	—
West Willow—Alaska(1)	29	—	29	—
Narwhal Trend—Alaska(1)	25	—	25	—
PL782S—Norway(1)	19	—	19	—
Montney—Canada(1)	16	8	8	—
Other of $10 million or less each(1)(2)	29	—	4	25
Total	$184	57	102	25
(1)Additional appraisal wells planned.
(2)Appraisal drilling complete; costs being incurred to assess development.

91	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
Exploration Expenses
The charges discussed below are included in the “Exploration expenses” line on our consolidated income statement.

2023
In our Europe, Middle East and North Africa segment, after further evaluation we recognized a before-tax expense of $37 million for dry hole costs associated with the suspended Warka discovery well, drilled in 2020, on license PL1009 in the Norwegian Sea.

In our Alaska segment, we recorded a before-tax expense of approximately $31 million for dry hole costs associated with the Bear-1 exploration well.

2022
In the fourth quarter, we recorded a before-tax expense of $129 million for impairment of certain aged, suspended wells associated with Surmont in our Canada segment.

In our Europe, Middle East and North Africa segment, we recorded a before-tax expense of $102 million for dry hole costs associated with four operated exploration and appraisal wells and one partner-operated well that were drilled in Norway in 2022.
Note 7—Impairments
During 2023, 2022 and 2021, we recognized the following before-tax impairment charges:

	Millions of Dollars
	2023	2022	2021

Alaska	$—	2	5
Lower 48	7	(11)	(8)
Canada	6	(2)	6
Europe, Middle East and North Africa	—	(1)	(24)
Asia Pacific	—	—	695
Corporate and Other	1	—	—
	$14	(12)	674

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

ConocoPhillips 2023 10-K	92

Notes to Consolidated Financial Statements	Table of Contents
Note 8—Asset Retirement Obligations and Accrued Environmental Costs
Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2023	2022

Asset retirement obligations	$7,227	6,380
Accrued environmental costs	184	182
Total asset retirement obligations and accrued environmental costs	7,411	6,562
Asset retirement obligations and accrued environmental costs due within one year*	(191)	(161)
Long-term asset retirement obligations and accrued environmental costs	$7,220	6,401
*Classified as a current liability on the balance sheet under “Other accruals.”
Asset Retirement Obligations
We record the fair value of a liability for an ARO when it is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, we capitalize the associated asset retirement cost by increasing the carrying amount of the related PP&E. Over time, the liability increases for the change in its present value, while the capitalized cost depreciates over the useful life of the related asset. If in subsequent periods, our estimate of this liability changes, we will record an adjustment to both the liability and PP&E. Reductions to estimated liabilities for assets that are no longer producing are recorded as a credit to impairment.
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
During 2023 and 2022, our overall ARO changed as follows:

	Millions of Dollars
	2023	2022

Balance at January 1	$6,380	5,926
Accretion of discount	278	245
New obligations	257	144
Changes in estimates of existing obligations	484	681
Spending on existing obligations	(119)	(231)
Property dispositions	(27)	(203)
Foreign currency translation	(26)	(182)
Balance at December 31	$7,227	6,380
Accrued Environmental Costs
Total accrued environmental costs at December 31, 2023 and 2022, were $184 million and $182 million, respectively.
We had accrued environmental costs of $112 million and $107 million at December 31, 2023 and 2022, respectively, related to remediation activities in the U.S. and Canada. We had also accrued in Corporate and Other $55 million and $59 million of environmental costs associated with sites no longer in operation at December 31, 2023 and 2022, respectively. In addition, December 31, 2023 and 2022, included a $17 million and $16 million accrual, respectively, where the company has been named a potentially responsible party under the Federal Comprehensive Environmental Response, Compensation and Liability Act, or similar state laws. Accrued environmental liabilities are expected to be paid over periods extending up to 30 years.
Expected expenditures for environmental obligations acquired in various business combinations are discounted using a weighted-average 5 percent discount factor, resulting in an accrued balance for acquired environmental liabilities of $116 million at December 31, 2023. The total expected future undiscounted payments related to the portion of the accrued environmental costs that have been discounted are $151 million.

93	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 9—Debt
Long-term debt at December 31 was:

	Millions of Dollars
	2023	2022
7.65% Debentures due 2023	—	78
2.125% Notes due 2024	461	900
3.35% Notes due 2024	265	426
2.4% Notes due 2025	366	900
8.2% Notes due 2025	134	134
3.35% Debentures due 2025	199	199
6.875% Debentures due 2026	67	67
7.8% Debentures due 2027	203	203
3.75% Notes due 2027	196	196
4.3% Notes due 2028	223	223
7.375% Debentures due 2029	92	92
7.0% Debentures due 2029	112	112
6.95% Notes due 2029	1,195	1,195
8.125% Notes due 2030	390	390
2.4% Notes due 2031	227	227
7.2% Notes due 2031	447	447
7.25% Notes due 2031	400	400
7.4% Notes due 2031	382	382
5.9% Notes due 2032	505	505
5.05% Notes due 2033	1,000	—
4.15% Notes due 2034	246	246
5.95% Notes due 2036	326	326
5.951% Notes serially maturing 2022 through 2037	603	631
5.9% Notes due 2038	350	350
6.5% Notes due 2039	1,588	1,588
3.758% Notes due 2042	785	785
4.3% Notes due 2044	750	750
5.95% Notes due 2046	329	329
7.9% Debentures due 2047	60	60
4.875% Notes due 2047	319	319
4.85% Notes due 2048	219	219
3.8% Notes due 2052	1,100	1,100
5.3% Notes due 2053	1,100	—
5.55% Notes due 2054	1,000	—
4.025% Notes due 2062	1,770	1,770
5.70% Notes due 2063	700	—
Marine Terminal Revenue Refunding Bonds due 2031 at 1.65% – 4.70% during 2023 and 0.07% – 4.10% during 2022	265	265
Industrial Development Bonds due 2035 at 1.85% – 4.70% during 2023 and 0.07% – 4.10% during 2022	18	18
Other	21	23
Debt at face value	18,413	15,855
Finance leases	1,129	1,320
Net unamortized premiums, discounts and debt issuance costs	(605)	(532)
Total debt	18,937	16,643
Short-term debt	(1,074)	(417)
Long-term debt	$17,863	16,226

ConocoPhillips 2023 10-K	94

Notes to Consolidated Financial Statements	Table of Contents
The principal amounts of long-term debt, excluding finance lease obligations, maturing in 2024 through 2028 are: $759 million, $735 million, $104 million, $438 million, and $265 million, respectively.

2023
In December 2023, the company retired $78 million principal amount of our 7.65 percent Notes at maturity. In the third quarter of 2023, we issued $2.7 billion in new Notes through our universal shelf registration statement and prospectus supplement. The net proceeds were used to fund the acquisition of the remaining 50 percent working interest in Surmont which closed in October 2023. See Note 3. The following Notes were issued:
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

Debt Issuance
On May 23, 2023, we issued 5.3% Notes due 2053 with principal of $1.1 billion.

Tender Offers
On May 25, 2023, we repurchased a total of $1,133 million aggregate principal amount of debt as listed below. We paid $33 million below face value to repurchase these debt instruments and recognized a gain on debt extinguishment of $27 million, which is included in the "Other expenses" line on our consolidated income statement.
•2.125% Notes due 2024 with principal of $900 million (partial repurchase of $439 million)
•3.350% Notes due 2024 with principal of $426 million (partial repurchase of $160 million)
•2.400% Notes due 2025 with principal of $900 million (partial repurchase of $534 million)

2022
In December 2022, the company retired $329 million principal amount of our 2.40 percent Notes at maturity. In May 2022, we redeemed $1,250 million principal amount of our 4.95 percent Notes due 2026. We paid premiums above face value of $79 million to redeem the debt and recognized a loss on debt extinguishment of $83 million which is included in the "Other expenses" line on our consolidated income statement. We also paid $500 million to retire the outstanding principal amount of the floating rate notes due 2022 at maturity.

In the first quarter of 2022, we completed a debt refinancing consisting of three concurrent transactions: a tender offer to repurchase existing debt for cash; exchange offers to retire certain debt in exchange for new debt and cash; and a new debt issuance to partially fund the cash paid in the tender and exchange offers.

Tender Offer
In March 2022, we repurchased a total of $2,716 million aggregate principal amount of debt as listed below. We paid premiums above face value of $333 million to repurchase these debt instruments and recognized a gain on debt extinguishment of $155 million, which is included in the "Other expenses" line on our consolidated income statement.
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
•2.4% Notes due 2031 with principal of $500 million (partial repurchase of $273 million)
•4.875% Notes due 2047 with principal of $800 million (partial repurchase of $481 million)
•4.85% Notes due 2048 with principal of $600 million (partial repurchase of $381 million)

Exchange Offers
Also in March 2022, we completed two concurrent debt exchange offers through which $2,544 million of aggregate principal of existing notes was tendered and accepted in exchange for a combination of new notes and cash. The debt exchange offers were treated as debt modifications for accounting purposes resulting in a portion of the unamortized debt discount, premiums and debt issuance costs of the existing notes being allocated to the new notes on the settlement dates of the exchange offers. We paid premiums above face value of $883 million, comprised of $872 million of cash as well as new notes, which were capitalized as additional debt discount. We incurred expenses of $28 million in the exchanges, which are included in the "Other expenses" line on our consolidated income statement.

95	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
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

The notes tendered and accepted were exchanged for the following notes:
•3.758% Notes due 2042 with principal amount of $785 million
•4.025% Notes due 2062 with principal amount of $1,770 million

Debt Issuance
In March 2022, we issued the following notes:
•2.125% Notes due 2024 with principal of $900 million
•2.4% Notes due 2025 with principal of $900 million
•3.8% Notes due 2052 with principal of $1,100 million

Revolving Credit Facility and Credit Rating Information
In 2022, we refinanced our revolving credit facility from a total borrowing capacity of $6.0 billion down to $5.5 billion with an expiration date of February 2027. Our revolving credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or any of its consolidated subsidiaries. The amount of the facility is not subject to redetermination prior to its expiration date.
Credit facility borrowings may bear interest at a margin above the Secured Overnight Financing Rate (SOFR). The facility agreement calls for commitment fees on available, but unused, amounts. The facility agreement also contains early termination rights if our current directors or their approved successors cease to be a majority of the Board of Directors.
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at December 31, 2023 and December 31, 2022.
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
At both December 31, 2023 and 2022, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis, therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

ConocoPhillips 2023 10-K	96

Notes to Consolidated Financial Statements	Table of Contents
Note 10—Guarantees
At December 31, 2023, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At December 31, 2023, we had outstanding multiple guarantees in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing December 2023 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee to be seven years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At December 31, 2023, the carrying value of this guarantee was approximately $14 million.
•In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy Limited in October 2008, we agreed to reimburse Origin Energy Limited for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements. The final guarantee expires in the fourth quarter of 2041. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $730 million ($1.2 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 13 to 22 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $390 million and would become payable if APLNG does not perform. At December 31, 2023, the carrying value of these guarantees was approximately $29 million.
QatarEnergy LNG Limited Guarantee
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in NFE4 and NFS3. This guarantee has an approximate 30-year term with no maximum limit. At December 31, 2023, the carrying value of this guarantee was approximately $14 million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $620 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of two to five years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties. At December 31, 2023, there was no carrying value associated with these guarantees.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnifications at December 31, 2023, was approximately $20 million. Those related to environmental issues have terms that are generally indefinite and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 11 for additional information about environmental liabilities.

97	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
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
See Note 8 for a summary of our accrued environmental liabilities.

ConocoPhillips 2023 10-K	98

Notes to Consolidated Financial Statements	Table of Contents
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

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at December 31, 2023, we had performance obligations secured by letters of credit of $340 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
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

99	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
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

Several Louisiana parishes and the State of Louisiana have filed numerous lawsuits under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA) against oil and gas companies, including ConocoPhillips, seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. ConocoPhillips entities are defendants in 22 of the lawsuits and will vigorously defend against them. On October 17, 2022, the Fifth Circuit affirmed remand of the lead case to state court and the subsequent request for rehearing was denied. Accordingly, the federal district courts have issued remands to state court. Because Plaintiffs’ SLCRMA theories are unprecedented, there is uncertainty about these claims (both as to scope and damages) and we continue to evaluate our exposure in these lawsuits.
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
Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of financing arrangements. The agreements typically provide for natural gas or crude oil transportation and LNG purchase commitments. The fixed and determinable portion of the remaining estimated payments under these various agreements as of December 31, 2023 are: 2024—$7 million; 2025—$7 million; 2026—$7 million; 2027—$7 million; 2028—$283 million; and 2029 and after—$11 billion. Generally, variable components of these obligations include commodity futures prices and inflation rates. Purchases of LNG under these commitments are expected to be offset in the same or approximately same periods by cash received from the related sales transactions. Total payments under the agreements were $26 million in 2023, $26 million in 2022 and $27 million in 2021.

ConocoPhillips 2023 10-K	100

Notes to Consolidated Financial Statements	Table of Contents
Note 12—Derivative and Financial Instruments
We use futures, forwards, swaps and options in various markets to meet our customer needs, capture market opportunities and manage foreign exchange currency risk.
Commodity Derivative Instruments
Our commodity business primarily consists of natural gas, crude oil, bitumen, NGLs, LNG and power.
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
The following table presents the gross fair values of our commodity derivatives, excluding collateral, on our consolidated balance sheet:

	Millions of Dollars
	2023	2022
Assets
Prepaid expenses and other current assets	$611	1,795
Other assets	113	242
Liabilities
Other accruals	567	1,800
Other liabilities and deferred credits	80	210
The gains (losses) from commodity derivatives included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	2023	2022	2021

Sales and other operating revenues	$86	(88)	(228)
Other income	(6)	(5)	25
Purchased commodities	(90)	(91)	75
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
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)
	2023	2022
Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(12)	(14)
Basis	(2)	(8)

101	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
Interest Rate Derivative Instruments
During 2023, PALNG executed interest rate swaps that had the effect of converting 60 percent of the projected term loans outstanding to finance the cost of development and construction of Phase 1 from floating to fixed rate. These swaps were designated and qualify for hedge accounting under ASC Topic 815, “Derivatives and Hedging,” as a cash flow hedge with changes in the fair value of the designated hedging instruments reported as a component of other comprehensive income and reclassified into earnings in the same periods that the hedged transactions will affect earnings. We recognize our proportionate share of PALNG’s adjustments for other comprehensive income as a change to our equity method investment with corresponding adjustments in equity. For the year ended December 31, 2023, we recognized an unrealized gain of $78 million in other comprehensive income related to these swaps.

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
The following investments are carried on our consolidated balance sheet at cost, plus accrued interest and the table reflects remaining maturities at December 31, 2023 and 2022:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	2023	2022	2023	2022
Cash	$474	593
Demand Deposits	1,424	1,638
Time Deposits
1 to 90 days	3,713	4,116	511	1,288
91 to 180 days			22	883
Within one year			3	11
U.S. Government Obligations
1 to 90 days	24	14	—	—
	$5,635	6,361	536	2,182

ConocoPhillips 2023 10-K	102

Notes to Consolidated Financial Statements	Table of Contents
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at December 31, 2023 and 2022:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments		Investments and Long-Term Receivables
	2023	2022	2023	2022	2023	2022
Major Security Type
Corporate Bonds	$—	—	201	323	606	309
Commercial Paper	—	97	131	156
U.S. Government Obligations	—	—	89	115	189	63
U.S. Government Agency Obligations			5	8	7	5
Foreign Government Obligations			7	—	4	7
Asset-backed Securities			2	1	183	138
	$—	97	435	603	989	522
Cash and Cash Equivalents and Short-Term Investments have remaining maturities within one year. Investments and Long-Term Receivables have remaining maturities that vary from greater than one year through five years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale at December 31:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	2023	2022	2023	2022
Major Security Type
Corporate Bonds	$806	641	807	632
Commercial Paper	131	253	131	253
U.S. Government Obligations	278	181	278	178
U.S. Government Agency Obligations	12	13	12	13
Foreign Government Obligations	11	7	11	7
Asset-backed Securities	184	139	185	139
	$1,422	1,234	1,424	1,222
As of December 31, 2023, total unrealized gains for debt securities classified as available for sale with net unrealized gains were $5 million and as of December 31, 2022, total unrealized losses for debt securities classified as available for sale with net unrealized losses were $12 million. No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.
For the years ended December 31, 2023 and 2022, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $983 million and $644 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.

103	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
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
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position on December 31, 2023 and December 31, 2022, was $181 million and $333 million, respectively. For these instruments, no collateral was posted as of December 31, 2023 and $42 million collateral was posted as of December 31, 2022. If our credit rating had been downgraded below investment grade on December 31, 2023, we would have been required to post $152 million of additional collateral, either with cash or letters of credit.

ConocoPhillips 2023 10-K	104

Notes to Consolidated Financial Statements	Table of Contents
Note 13—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during 2023 or 2022.
Recurring Fair Value Measurement
Financial assets and liabilities reported at fair value on a recurring basis primarily include our investments in debt securities classified as available for sale, commodity derivatives, and our contingent consideration arrangement related to the Surmont acquisition. See Note 3.
•Level 1 derivative assets and liabilities primarily represent exchange-traded futures and options that are valued using unadjusted prices available from the underlying exchange. Level 1 financial assets also include our investments in U.S. government obligations classified as available for sale debt securities, which are valued using exchange prices.
•Level 2 derivative assets and liabilities primarily represent OTC swaps, options and forward purchase and sale contracts that are valued using adjusted exchange prices, prices provided by brokers or pricing service companies that are all corroborated by market data. Level 2 financial assets also include our investments in debt securities classified as available for sale including investments in corporate bonds, commercial paper, asset-backed securities, U.S. government agency obligations and foreign government obligations that are valued using pricing provided by brokers or pricing service companies that are corroborated with market data.
•Level 3 derivative assets and liabilities consist of OTC swaps, options and forward purchase and sale contracts where a significant portion of fair value is calculated from underlying market data that is not readily available. The derived value uses industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in management’s best estimate of fair value. Level 3 commodity derivative activity was not material for all periods presented.
•Level 3 liabilities include the fair value of future quarterly contingent payments to Total Energies EP Canada Ltd. in connection with the acquisition of the remaining 50 percent working interest in Surmont. Contingent consideration consists of payments up to approximately $0.4 billion CAD over a five-year term ending in the fourth quarter of 2028. The contingent payments represent $2.0 million for every dollar that the monthly WCS average pricing exceeds $52 per barrel. The terms include adjustments related to not achieving certain production targets. The fair value of the contingent consideration as of December 31, 2023 is calculated using the income approach and is largely based on the estimated commodity price outlook using a combination of external pricing service companies' and our internal price outlook (unobservable input) and a discount rate consistent with those used by principal market participants (observable input). Impact of other unobservable inputs on the fair value as of December 31, 2023 was not significant.
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in debt securities	$278	1,146	—	1,424	178	1,044	—	1,222
Commodity derivatives	308	301	115	724	958	951	128	2,037
Total assets	$586	1,447	115	2,148	1,136	1,995	128	3,259

Liabilities
Commodity derivatives	$350	283	14	647	906	843	261	2,010
Contingent consideration	—	—	312	312	—	—	—	—
Total liabilities	$350	283	326	959	906	843	261	2,010

105	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
The range and arithmetic average of the significant unobservable input used in the Level 3 fair value measurement was as follows:

	Fair Value (Millions of Dollars)	Valuation Technique	Unobservable Input	Range (Arithmetic Average)
December 31, 2023
Contingent consideration - Surmont	$312	Discounted cash flow	Commodity price outlook* ($/BOE)	$45.48 - $63.04 ($57.45)
*Commodity price outlook based on a combination of external pricing service companies' outlooks and our internal outlook.
The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
December 31, 2023
Assets	$724	39	685	375	310	4	306
Liabilities	647	34	613	375	238	47	191

December 31, 2022
Assets	$2,037	39	1,998	1,176	822	37	785
Liabilities	2,010	20	1,990	1,176	814	52	762
At December 31, 2023 and December 31, 2022, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

Non-Recurring Fair Value Measurement
The following table summarizes the fair value hierarchy by major category and date of remeasurement for assets accounted for at fair value on a non-recurring basis:

	Millions of Dollars
		Fair Value Measurements Using
	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Before-Tax Loss
Year ended December 31, 2021
Net PP&E (held for use)
December 31, 2021	$472	—	—	472	80
Equity Method Investments
December 31, 2021	5,574	—	5,574	—	688

ConocoPhillips 2023 10-K	106

Notes to Consolidated Financial Statements	Table of Contents
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
*Commodity price outlook based on a combination of external pricing service companies' and our internal outlook for years 2024-2050; future prices escalated at 2.0 percent annually after year 2050.
**Determined as the weighted average cost of capital of a group of peer companies, adjusted for risks where appropriate.

Equity Method Investments
During 2021, Origin Energy Limited agreed to the sale of 10 percent of their interest in APLNG for $1.645 billion, before customary adjustments. ConocoPhillips announced in December 2021 that we were exercising our preemption right under the APLNG Shareholders Agreement to purchase an additional 10 percent shareholding interest in APLNG, subject to government approvals. The sales price associated with this preemption right was determined to reflect a relevant observable market participant view of APLNG’s fair value which was below the carrying value of our existing investment in APLNG. As such, our investment in APLNG was written down to its fair value of $5,574 million, resulting in a before-tax charge of $688 million. See Note 4 and Note 7.

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

107	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	2023	2022	2023	2022
Financial assets
Commodity derivatives	345	824	345	824
Investments in debt securities	1,424	1,222	1,424	1,222
Financial liabilities
Total debt, excluding finance leases	17,808	15,323	18,621	15,545
Commodity derivatives	225	782	225	782
Note 14—Equity
Common Stock
The changes in our shares of common stock, as categorized in the equity section of the balance sheet, were:

	Shares
	2023	2022	2021
Issued
Beginning of year	2,100,885,134	2,091,562,747	1,798,844,267
Acquisition of Concho	—	—	285,928,872
Distributed under benefit plans	2,887,382	9,322,387	6,789,608
End of year	2,103,772,516	2,100,885,134	2,091,562,747

Held in Treasury
Beginning of year	877,029,062	789,319,875	730,802,089
Repurchase of common stock	48,641,899	87,709,187	58,517,786
End of year	925,670,961	877,029,062	789,319,875
Preferred Stock
We have authorized 500 million shares of preferred stock, par value $0.01 per share, none of which was issued or outstanding at December 31, 2023 or 2022.
Repurchase of Common Stock
In late 2016, we initiated our current share repurchase program. In October 2022, our Board of Directors approved an increase to our authorization from $25 billion to $45 billion of our common stock to support our plan for future share repurchases. Share repurchases since inception of our current program totaled 383 million shares at a cost of $29 billion through the end of December 2023.

In May 2021, we began a paced monetization of our CVE common shares, the proceeds of which have been applied to share repurchases. During the first quarter of 2022, we sold our remaining 91 million CVE common shares.

ConocoPhillips 2023 10-K	108

Notes to Consolidated Financial Statements	Table of Contents
Note 15—Non-Mineral Leases
The company primarily leases office buildings and drilling equipment, as well as ocean transport vessels, tugboats, corporate aircraft, and other facilities and equipment. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices, and other leases include payment provisions that vary based on the nature of usage of the leased asset. Additionally, the company has executed certain leases that provide it with the option to extend or renew the term of the lease, terminate the lease prior to the end of the lease term, or purchase the leased asset as of the end of the lease term. In other cases, the company has executed lease agreements that require it to guarantee the residual value of certain leased office buildings. For additional information about guarantees, see Note 10. There are no significant restrictions imposed on us by the lease agreements with regard to dividends, asset dispositions or borrowing ability.
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
The company has historically recorded finance lease assets and liabilities associated with certain oil and gas joint ventures on a proportional basis pursuant to accounting guidance applicable prior to the adoption date of ASC 842. In accordance with the transition provisions of ASC Topic 842, and since we have elected to adopt the package of optional transition-related practical expedients, the historical accounting treatment for these leases has been carried forward and is subject to reconsideration upon the modification or other required reassessment of the arrangements prior to lease term expiration.

109	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the right-of-use assets and lease liabilities for both the operating and finance leases on our consolidated balance sheet as of December 31:

	Millions of Dollars
	2023		2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right-of-Use Assets
Properties, plants and equipment
Gross		2,010		2,043
Accumulated DD&A		(1,185)		(1,022)
Net PP&E*		825		1,021
Other assets	691		536

Lease Liabilities
Short-term debt**		291		284
Other accruals	193		155
Long-term debt***		838		1,036
Other liabilities and deferred credits	504		390
Total lease liabilities	$697	1,129	545	1,320
    * Includes proportionately consolidated finance lease assets of $134 million at December 31, 2023 and $171 million at December 31, 2022.
  ** Includes proportionately consolidated finance lease liabilities of $175 million at December 31, 2023 and $169 million at December 31, 2022.
*** Includes proportionately consolidated finance lease liabilities of $326 million at December 31, 2023 and $399 million at December 31, 2022.
The following table summarizes our lease costs:

	Millions of Dollars
	2023	2022	2021
Lease Cost*
Operating lease cost	$229	212	278
Finance lease cost
Amortization of right-of-use assets	180	189	148
Interest on lease liabilities	35	32	27
Short-term lease cost**	40	94	21
Total lease cost***	$484	527	474
* The amounts presented in the table above have not been adjusted to reflect amounts recovered or reimbursed from oil and gas coventurers.
** Short-term leases are not recorded on our consolidated balance sheet.
*** Variable lease cost and sublease income are immaterial for the periods presented and therefore are not included in the table above.
The following table summarizes the lease terms and discount rates as of December 31:

	2023	2022
Lease Term and Discount Rate
Weighted-average term (years)
Operating leases	5.83	5.64
Finance leases	5.73	6.60

Weighted-average discount rate (percent)
Operating leases	4.13	2.99
Finance leases	3.39	3.40

ConocoPhillips 2023 10-K	110

The following table summarizes other lease information:

	Millions of Dollars
	2023	2022	2021
Other Information*
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$173	148	204
Operating cash flows from finance leases	33	30	6
Financing cash flows from finance leases	169	166	73

Right-of-use assets obtained in exchange for operating lease liabilities	$355	114	174
Right-of-use assets obtained in exchange for finance lease liabilities	9	256	447
*The amounts presented in the table above have not been adjusted to reflect amounts recovered or reimbursed from oil and gas coventurers. In addition, pursuant to other applicable accounting guidance, lease payments made in connection with preparing another asset for its intended use are reported in the "Cash Flows From Investing Activities" section of our consolidated statement of cash flows.
The following table summarizes future lease payments for operating and finance leases at December 31, 2023:

	Millions of Dollars
	Operating Leases	Finance Leases
Maturity of Lease Liabilities
2024	$217	358
2025	150	207
2026	113	204
2027	88	161
2028	67	178
Remaining years	153	174
Total*	788	1,282
Less: portion representing imputed interest	(91)	(153)
Total lease liabilities	$697	$1,129
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

111	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 16—Employee Benefit Plans
Pension and Postretirement Plans
An analysis of the projected benefit obligations for our pension plans and accumulated benefit obligations for our postretirement health and life insurance plans follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Int’l.	U.S.	Int’l.
Change in Benefit Obligation
Benefit obligation at January 1	$1,478	2,776	1,924	4,124	102	137
Service cost	51	38	58	47	1	1
Interest cost	77	113	62	77	5	4
Plan participant contributions	—	—	—	—	14	16
Plan amendments	—	—	—	—	—	9
Actuarial (gain) loss	40	11	(325)	(847)	22	(27)
Benefits paid	(121)	(124)	(241)	(144)	(37)	(38)
Divestiture	—	—	—	(56)	—	—
Foreign currency exchange rate change	—	52	—	(425)	—	—
Benefit obligation at December 31*	$1,525	2,866	1,478	2,776	107	102
*Accumulated benefit obligation portion of above at December 31:	$1,414	2,642	1,384	2,542

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$1,179	2,879	1,664	4,812	—	—
Actual return on plan assets	129	199	(319)	(1,372)	—	—
Company contributions	119	58	75	96	23	22
Plan participant contributions	—	—	—	1	14	16
Benefits paid	(121)	(124)	(241)	(144)	(37)	(38)
Divestiture	—	—	—	(46)	—	—
Foreign currency exchange rate change	—	73	—	(468)	—	—
Fair value of plan assets at December 31	$1,306	3,085	1,179	2,879	—	—
Funded Status	$(219)	219	(299)	103	(107)	(102)

ConocoPhillips 2023 10-K	112

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Int’l.	U.S.	Int’l.

Amounts Recognized in the Consolidated Balance Sheet at December 31
Noncurrent assets	$—	491	—	373	—	—
Current liabilities	(16)	(9)	(28)	(10)	(24)	(32)
Noncurrent liabilities	(203)	(263)	(271)	(260)	(83)	(70)
Total recognized	$(219)	219	(299)	103	(107)	(102)

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.35%	4.10	5.65	4.20	5.30	5.65
Rate of compensation increase	5.00	3.65	5.00	3.65
Interest crediting rate for applicable benefits	4.20		3.55

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	5.65%	4.20	3.85	2.15	5.65	2.65
Expected return on plan assets	5.30	5.20	3.90	2.85
Rate of compensation increase	5.00	3.65	4.00	3.40
Interest crediting rate for applicable benefits	3.55		2.50
For both U.S. and international pension plans, the overall expected long-term rate of return is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. We rely on a variety of independent market forecasts in developing the expected rate of return for each class of assets.
During 2023, the actuarial losses related to the benefit obligations for U.S. and international plans were primarily related to a decrease in the discount rates. During 2022 and 2021, the actuarial gains related to the benefit obligations for U.S. and international plans were primarily related to an increase in the discount rates.
The following tables summarize information related to the Company's pension plans with projected and accumulated benefit obligations in excess of the fair value of the plans' assets:

	Millions of Dollars
	Pension Benefits
	2023		2022
	U.S.	Int’l.	U.S.	Int’l.

Pension Plans with Projected Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$1,525	279	1,478	277
Fair value of plan assets	1,306	6	1,179	6

Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
Accumulated benefit obligation	$165	243	1,384	239
Fair value of plan assets	—	6	1,179	6

113	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
Included in accumulated other comprehensive income (loss) at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Int’l.	U.S.	Int’l.

Unrecognized net actuarial loss (gain)	$123	585	172	681	3	(28)
Unrecognized prior service cost (credit)	—	1	—	1	(60)	(98)

	Millions of Dollars
	Pension Benefits				Other Benefits
	2023		2022		2023	2022
	U.S.	Int’l.	U.S.	Int’l.

Sources of Change in Other Comprehensive Income (Loss)
Net gain (loss) arising during the period	$30	29	(44)	(606)	(22)	27
Amortization of actuarial loss included in income (loss)*	18	67	61	11	(3)	—
Net change during the period	$48	96	17	(595)	(25)	27

Prior service credit (cost) arising during the period	$—	—	—	(1)	—	(9)
Amortization of prior service (credit) included in income (loss)	—	—	—	(1)	(38)	(38)
Net change during the period	$—	—	—	(2)	(38)	(47)
*Includes settlement (gains) losses recognized in 2023 and 2022.
The components of net periodic benefit cost of all defined benefit plans are presented in the following table:

	Millions of Dollars
	Pension Benefits						Other Benefits
	2023		2022		2021		2023	2022	2021
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Service cost	$51	38	58	47	73	61	1	1	2
Interest cost	77	113	62	77	53	79	5	4	4
Expected return on plan assets	(58)	(148)	(50)	(124)	(80)	(120)	—	—	—
Amortization of prior service credit	—	—	—	(1)	—	(1)	(38)	(38)	(37)
Recognized net actuarial loss (gain)	12	67	24	11	43	33	(3)	—	—
Settlements loss (gain)	6	—	37	—	102	—	—	—	—
Curtailment loss (gain)	—	—	—	—	12	—	—	—	—
Net periodic benefit cost	$88	70	131	10	203	52	(35)	(33)	(31)
The components of net periodic benefit cost, other than the service cost component, are included in the “Other expenses” line item on our consolidated income statement.

ConocoPhillips 2023 10-K	114

Notes to Consolidated Financial Statements	Table of Contents
We recognized pension settlement losses of $6 million in 2023, $37 million in 2022, and $102 million in 2021 as lump-sum benefit payments from certain U.S. and international pension plans exceeded the sum of service and interest costs for those plans and led to recognition of settlement losses.
In determining net pension and other postretirement benefit costs, we amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan. For net actuarial gains and losses, we amortize 10 percent of the unamortized balance each year.
We have multiple non-pension postretirement benefit plans for health and life insurance. The health care plans are contributory and subject to various cost sharing features, most with participant and company contributions adjusted annually; the life insurance plans are noncontributory. The measurement of the U.S. pre-65 retiree medical accumulated postretirement benefit obligation assumes a health care cost trend rate of 7 percent in 2024 that declines to 5 percent by 2031. The measurement of the U.S. post-65 retiree medical accumulated postretirement benefit obligation assumes a health care cost trend rate of 4.5 percent in 2024 that increases to 5 percent by 2030.
Plan Assets
We follow a policy of broadly diversifying pension plan assets across asset classes and individual holdings. As a result, our plan assets have no significant concentrations of credit risk. Asset classes that are considered appropriate include U.S. equities, non-U.S. equities, U.S. fixed income, non-U.S. fixed income, real estate and private equity investments. Plan fiduciaries may consider and add other asset classes to the investment program from time to time. The target allocations for plan assets, aggregated across U.S. and international plans, are 24 percent equity securities, 72 percent debt securities, and 4 percent real estate. Generally, the plan investments are publicly traded, therefore minimizing liquidity risk in the portfolio.
The following is a description of the valuation methodologies used for the pension plan assets. There have been no changes in the methodologies used at December 31, 2023 and 2022.
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

115	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
•A portion of U.S. pension plan assets is held as a participating interest in an insurance annuity contract, which is calculated as the market value of investments held under this contract, less the accumulated benefit obligation covered by the contract. The participating interest is classified as Level 3 in the fair value hierarchy as the fair value is determined via a combination of quoted market prices, recently executed transactions, and an actuarial present value computation for contract obligations. At December 31, 2023, the participating interest in the annuity contract was valued at $46 million and consisted of $130 million in debt securities, less $84 million for the accumulated benefit obligation covered by the contract. At December 31, 2022, the participating interest in the annuity contract was valued at $55 million and consisted of $144 million in debt securities, less $89 million for the accumulated benefit obligation covered by the contract. The participating interest is not available for meeting general pension benefit obligations in the near term. No future company contributions are required and no new benefits are being accrued under this insurance annuity contract.
The fair values of our pension plan assets at December 31, by asset class were as follows:

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2023
Equity securities
U.S.	$6	—	—	6	—	—	—	—
International	35	—	—	35	—	—	—	—
Mutual funds	15	—	—	15	244	276	—	520
Debt securities
Corporate	—	1	—	1	—	—	—	—
Mutual funds	—	—	—	—	421	—	—	421
Cash and cash equivalents	—	—	—	—	25	—	—	25
Real estate	—	—	—	—	—	—	126	126
Total in fair value hierarchy	$56	1	—	57	690	276	126	1,092

Investments measured at net asset value*
Equity securities
Common/collective trusts				300				198
Debt securities
Common/collective trusts				868				1,791
Cash and cash equivalents				6				—
Real estate				28				—
Total**	$56	1	—	1,259	690	276	126	3,081
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
**Excludes the participating interest in the insurance annuity contract with a net asset of $46 million and net receivables related to security transactions of $5 million.

ConocoPhillips 2023 10-K	116

Notes to Consolidated Financial Statements	Table of Contents
The fair values of our pension plan assets at December 31, by asset class were as follows:

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2022
Equity securities
U.S.	$4	—	—	4	—	—	—	—
International	36	—	—	36	—	—	—	—
Mutual funds	14	—	—	14	201	298	—	499
Debt securities
Corporate	—	1	—	1	—	—	—	—
Mutual funds	—	—	—	—	365	—	—	365
Cash and cash equivalents	—	—	—	—	36	—	—	36
Derivatives
Real estate	—	—	—	—	—	—	146	146
Total in fair value hierarchy	$54	1	—	55	602	298	146	1,046

Investments measured at net asset value*
Equity securities
Common/collective trusts				265				192
Debt securities
Common/collective trusts				759				1,637
Cash and cash equivalents				10				—
Real estate				34				—
Total**	$54	1	—	1,123	602	298	146	2,875
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
Our funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended. Contributions to foreign plans are dependent upon local laws and tax regulations. In 2024, we expect to contribute approximately $125 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $75 million to our international qualified and nonqualified pension and postretirement benefit plans.

117	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following benefit payments, which are exclusive of amounts to be paid from the insurance annuity contract and which reflect expected future service, as appropriate, are expected to be paid:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

2024	$205	128	16
2025	191	130	14
2026	175	133	14
2027	170	136	12
2028	162	141	11
2029–2033	664	778	45
The following table summarizes our severance accrual activity:

	Millions of Dollars
	2023	2022	2021

Balance at January 1	$31	78	24
Accruals	1	1	170
Benefit payments	(20)	(48)	(116)
Balance at December 31	$12	31	78
Accruals include severance costs associated with our company-wide restructuring program. Of the remaining balance at December 31, 2023, $3 million is classified as short-term.
Defined Contribution Plans
Most U.S. employees are eligible to participate in the ConocoPhillips Savings Plan (CPSP). Employees can contribute up to 75 percent of their eligible pay, subject to statutory limits, in the CPSP to a choice of 17 investment options. Employees who participate in the CPSP and contribute 1 percent of their eligible pay receive a 6 percent company cash match with a potential company discretionary cash contribution of up to 6 percent. Effective January 1, 2019, new employees, rehires and employees that elected to opt out of Title II of the ConocoPhillips Retirement Plan are eligible to receive a Company Retirement Contribution (CRC) of 6 percent of eligible pay into their CPSP. After three years of service with the company, the employee is 100 percent vested in any CRC. Company contributions charged to expense for the CPSP and predecessor plans were $151 million in 2023, $140 million in 2022 and $93 million in 2021.
We have several defined contribution plans for our international employees, each with its own terms and eligibility depending on location. Total compensation expense recognized for these international plans was approximately $23 million in 2023, $24 million in 2022 and $26 million in 2021.
Share-Based Compensation Plans
The 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (Omnibus Plan) was approved by shareholders in May 2023, replacing similar prior plans and providing that no new awards shall be granted under the prior plans. Over its 10-year life, the Omnibus Plan allows the issuance of up to 36 million shares of our common stock for compensation to our employees and directors, but the available shares (i) are reduced by awards granted under the prior plan between the board adoption date (February 15, 2023) and the shareholder approval date (May 16, 2023) and (ii) are increased by any shares of common stock represented by awards granted under the Omnibus Plan or the prior plans that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the company, excluding shares surrendered in payment of the exercise of a stock option or stock appreciation right, shares not issued in connection with the stock settlement of a stock appreciation right, or shares reacquired by the company using cash proceeds from the exercise of a stock option. The Human Resources and Compensation Committee of our Board of Directors is authorized to determine the types, terms, conditions and limitations of awards granted. Awards may be granted in the form of, but not limited to, stock options, restricted stock units and performance share units to employees and non-employee directors who contribute to the company’s continued success and profitability.

ConocoPhillips 2023 10-K	118

Notes to Consolidated Financial Statements	Table of Contents
Total share-based compensation expense is measured using the grant date fair value for our equity-classified awards and the settlement date fair value for our liability-classified awards. We recognize share-based compensation expense over the shorter of the service period (i.e., the stated period of time required to earn the award) or, for awards that provide for retirement-based vesting, the period beginning at the start of the service period and ending upon the later to occur of the date when an employee first becomes eligible for retirement or the date that is six months after the grant date (generally the minimum period of time required for an award to not be subject to forfeiture). Other than certain retention awards, our share-based compensation programs generally provide accelerated vesting (i.e., a waiver of the remaining period of service required to earn an award) for awards held by employees at the time of their retirement. Some of our share-based awards vest ratably (i.e., portions of the award vest at different times) while some of our awards cliff vest (i.e., all of the award vests at the same time). We recognize expense on a straight-line basis over the service period for the entire award, whether the award was granted with ratable or cliff vesting.
Compensation Expense—Total share-based compensation expense recognized in net income (loss) and the associated tax benefit were:

	Millions of Dollars
	2023	2022	2021

Compensation cost	$334	377	304
Tax benefit	84	95	76
Stock Options—Stock options granted under the provisions of the Omnibus Plan and prior plans permit purchase of our common stock at exercise prices equivalent to the average fair market value of ConocoPhillips common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably, with one-third of the options awarded vesting and becoming exercisable on each anniversary date following the date of grant. Options awarded to certain employees already eligible for retirement vest within six months of the grant date, but those options do not become exercisable until the end of the normal vesting period. Beginning in 2018, stock option grants were discontinued and replaced with three-year, time-vested restricted stock units which generally were cash-settled for 2018 and 2019 awards and will be stock-settled beginning with 2020 awards.
The following summarizes our stock option activity for the year ended December 31, 2023:

			Millions of Dollars
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2022	4,303,575	$55.28	$266
Exercised	(1,038,900)	63.87	58
Expired or cancelled	—	—
Outstanding at December 31, 2023	3,264,675	$52.55	$209
Vested at December 31, 2023	3,264,675	$52.55	$209
Exercisable at December 31, 2023	3,264,675	$52.55	$209
The weighted-average remaining contractual term of outstanding options, vested options and exercisable options at December 31, 2023, were all 1.98 years. The aggregate intrinsic value of options exercised was $308 million in 2022 and $68 million in 2021.
During 2023, we received $66 million in cash and realized a tax benefit of $12 million from the exercise of options. At December 31, 2023, all outstanding stock options were fully vested and there was no remaining compensation cost to be recorded.
Stock Unit Programs—Restricted stock units (RSU) granted annually under the provisions of the Omnibus Plan and the general and executive RSU programs vest in one installment on the third anniversary of the grant date. RSUs granted under the Omnibus Plan for a variable long-term incentive retention program vest ratably in three equal annual installments beginning on the first anniversary of the grant date. Restricted stock units are also granted ad hoc to attract or retain key personnel, and the terms and conditions under which these restricted stock units vest vary by award.

119	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
Stock-Settled
Upon vesting, these restricted stock units are settled by issuing one share of ConocoPhillips common stock per unit. Units awarded to retirement eligible employees under the general and executive RSU programs vest six months from the grant date; however, those units are not settled through the issuance of common stock until the earlier of separation from the company or the end of the regularly scheduled vesting period. Until issued as stock, most recipients of the RSUs receive a cash payment of a dividend equivalent or an accrued reinvested dividend equivalent that is charged to retained earnings. The grant date fair market value of these RSUs is deemed equal to the average ConocoPhillips stock price on the grant date. The grant date fair market value of RSUs that do not receive a dividend equivalent while unvested is deemed equal to the average ConocoPhillips stock price on the grant date, less the net present value of the estimated dividends that will not be received.
The following summarizes our stock-settled stock RSU activity for the year ended December 31, 2023:

	Stock Units	Weighted-Average Grant Date Fair Value	Millions of Dollars
			Total Fair Value

Outstanding at December 31, 2022	7,578,193	$61.20
Granted	2,178,117	110.91
Forfeited	(144,021)	88.54
Issued	(2,518,599)	58.77	$284
Outstanding at December 31, 2023	7,093,690	$76.78
Not Vested at December 31, 2023	4,791,110	$78.20
At December 31, 2023, the remaining unrecognized compensation cost from the unvested stock-settled RSUs was $166 million, which will be recognized over a weighted-average period of 1.70 years, the longest period being 2.58 years. The weighted-average grant date fair value of stock-settled RSUs granted during 2022 and 2021 was $90.57 and $46.56, respectively. The total fair value of stock-settled RSUs issued during 2022 and 2021 was $193 million and $144 million, respectively.
Cash-Settled
Cash-settled executive RSUs granted in 2018 and 2019 replaced the stock option program. These RSUs, subject to elections to defer, were settled in cash equal to the fair market value of a share of ConocoPhillips common stock per unit on the settlement date and are classified as liabilities on the balance sheet. Executive RSUs awarded to retirement eligible employees vest six months from the grant date; however, those units were not settled until the earlier of separation from the company or the end of the regularly scheduled vesting period. Compensation expense was initially measured using the average fair market value of ConocoPhillips common stock and was subsequently adjusted, based on changes in the ConocoPhillips stock price through the end of each subsequent reporting period, through the settlement date. Recipients received an accrued reinvested dividend equivalent that was charged to compensation expense. The accrued reinvested dividend was paid at the time of settlement, subject to the terms and conditions of the award. Beginning with executive RSUs granted in 2020, awards will be settled in stock.
There was no cash-settled stock unit activity and no remaining unrecognized compensation cost to be recorded for the unvested cash-settled units for the year ended December 31, 2023. The total fair value of cash-settled executive RSUs issued during 2022 and 2021 were $21 million and $20 million, respectively.
Performance Share Program—Under the Omnibus Plan, we also annually grant restricted performance share units (PSUs) to senior management. These PSUs are authorized three years prior to their effective grant date (the performance period). Compensation expense is initially measured using the average fair market value of ConocoPhillips common stock and is subsequently adjusted, based on changes in the ConocoPhillips stock price through the end of each subsequent reporting period, through the grant date for stock-settled awards and the settlement date for cash-settled awards.

ConocoPhillips 2023 10-K	120

Notes to Consolidated Financial Statements	Table of Contents
Stock-Settled
Stock-settled PSUs are settled by issuing one share of ConocoPhillips common stock per unit. For performance periods beginning before 2009, PSUs do not vest until the employee becomes eligible for retirement by reaching age 55 with five years of service, and restrictions do not lapse until the employee separates from the company. With respect to awards for performance periods beginning in 2009 through 2012, PSUs do not vest until the earlier of the date the employee becomes eligible for retirement by reaching age 55 with five years of service or five years after the grant date of the award, and restrictions do not lapse until the earlier of the employee’s separation from the company or five years after the grant date (although recipients can elect to defer the lapsing of restrictions until separation). We recognize compensation expense for these awards beginning on the grant date and ending on the date the PSUs are scheduled to vest. Because these awards are authorized three years prior to the effective grant date, for employees eligible for retirement by or shortly after the grant date, we recognize compensation expense over the period beginning on the date of authorization and ending on the date of grant. Until issued as stock, recipients of the stock-settled PSUs issued prior to 2013 receive a cash payment of a dividend equivalent that is charged to retained earnings. Beginning in 2013, stock-settled PSUs authorized for future grants will vest, absent employee election to defer, upon settlement following the conclusion of the three-year performance period. We recognize compensation expense over the period beginning on the date of authorization and ending on the conclusion of the performance period. Until issued as stock, recipients of these PSUs receive an accrued reinvested dividend equivalent that is charged to compensation expense.

The following summarizes our stock-settled Performance Share Program activity for the year ended December 31, 2023:

		Weighted-Average Grant Date Fair Value	Millions of Dollars
	Stock Units		Total Fair Value

Outstanding at December 31, 2022	1,231,615	$50.68
Granted	3,797	112.50
Forfeited	(72)	55.13
Issued	(272,522)	51.15	$29
Outstanding at December 31, 2023	962,818	$50.79
At December 31, 2023, there was no remaining unrecognized compensation cost to be recorded on the unvested stock-settled performance shares. The weighted-average grant date fair value of stock-settled PSUs granted during 2022 was $91.58; however, there were no stock-settled PSUs granted during 2021. The total fair value of stock-settled PSUs issued during 2022 and 2021 were $21 million and $18 million, respectively.
Cash-Settled
In connection with and immediately following the separation of our Downstream businesses in 2012, grants of new cash-settled PSUs, subject to a shortened performance period, were authorized. Once granted, these PSUs vest, absent employee election to defer, on the earlier of five years after the grant date of the award or the date the employee becomes eligible for retirement. For employees eligible for retirement by or shortly after the grant date, we recognize compensation expense over the period beginning on the date of authorization and ending on the date of grant. Otherwise, we recognize compensation expense beginning on the grant date and ending on the date the PSUs are scheduled to vest. These PSUs are settled in cash equal to the fair market value of a share of ConocoPhillips common stock per unit on the settlement date and thus are classified as liabilities on the balance sheet. Until settlement occurs, recipients of the PSUs receive a cash payment of a dividend equivalent that is charged to compensation expense.
Beginning in 2013, cash-settled PSUs authorized for future grants will vest upon settlement following the conclusion of the three-year performance period. We recognize compensation expense over the period beginning on the date of authorization and ending at the conclusion of the performance period. These PSUs will be settled in cash equal to the fair market value of a share of ConocoPhillips common stock per unit on the settlement date and are classified as liabilities on the balance sheet. For performance periods beginning before 2018, during the performance period, recipients of the PSUs do not receive a cash payment of a dividend equivalent, but after the performance period ends, until settlement in cash occurs, recipients of the PSUs receive a cash payment of a dividend equivalent that is charged to compensation expense. For the performance periods beginning in 2018 or later, recipients of the PSUs receive an accrued reinvested dividend equivalent that is charged to compensation expense. The accrued reinvested dividend is paid at the time of settlement, subject to the terms and conditions of the award.

121	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following summarizes our cash-settled Performance Share Program activity for the year ended December 31, 2023:

		Weighted-Average Grant Date Fair Value	Millions of Dollars
	Stock Units		Total Fair Value

Outstanding at December 31, 2022	109,823	$117.11
Granted	1,044,251	112.50
Settled	(1,053,204)	104.94	$111
Outstanding at December 31, 2023	100,870	$116.68
At December 31, 2023, all outstanding cash-settled performance awards were fully vested and there was no remaining compensation cost to be recorded. The weighted-average grant date fair value of cash-settled PSUs granted during 2022 and 2021 was $91.58 and $46.65, respectively. The total fair value of cash-settled performance share awards settled during 2022 and 2021 was $88 million and $52 million, respectively.
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
Other—In addition to the above active programs, we have outstanding shares of restricted stock and restricted stock units that were either issued as part of our non-employee director compensation program for current and former members of the company’s Board of Directors or as part of an executive compensation program that has been discontinued or acquired as a result of an acquisition. Generally, the recipients of the restricted shares or units receive a dividend or dividend equivalent.
The following summarizes the aggregate activity of these restricted shares and units for the year ended December 31, 2023:

		Weighted-Average Grant Date Fair Value	Millions of Dollars
	Stock Units		Total Fair Value

Outstanding at December 31, 2022	1,239,759	$49.78
Granted	54,141	115.88
Cancelled	(6,904)	45.90
Issued	(392,728)	47.64	$46
Outstanding at December 31, 2023	894,268	$54.76
Not Vested at December 31, 2023	149,270	$45.90
At December 31, 2023, the remaining compensation cost from the unvested restricted stock was negligible, which will be recognized over a weighted-average period of 0.01 years. The weighted-average grant date fair value of awards granted during 2022 and 2021 was $96.20 and $46.43, respectively. The total fair value of awards issued during 2022 and 2021 was $40 million and $8 million, respectively.

ConocoPhillips 2023 10-K	122

Notes to Consolidated Financial Statements	Table of Contents
Note 17—Income Taxes
Components of income tax provision (benefit) were:

	Millions of Dollars
	2023	2022	2021
Income Taxes
Federal
Current	$1,054	1,263	32
Deferred	825	1,629	1,161
Foreign
Current	2,931	5,813	3,128
Deferred	254	387	66
State and local
Current	202	386	127
Deferred	65	70	119
Total tax provision (benefit)	$5,331	9,548	4,633
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

	Millions of Dollars
	2023	2022
Deferred Tax Liabilities
PP&E and intangibles	$11,992	11,100
Inventory	46	48
Other	216	190
Total deferred tax liabilities	12,254	11,338

Deferred Tax Assets
Benefit plan accruals	413	450
Asset retirement obligations and accrued environmental costs	2,608	2,333
Investments in joint ventures	2,133	1,917
Other financial accruals and deferrals	448	736
Loss and credit carryforwards	5,629	6,354
Other	121	112
Total deferred tax assets	11,352	11,902
Less: valuation allowance	(7,656)	(8,049)
Total deferred tax assets net of valuation allowance	3,696	3,853
Net deferred tax liabilities	$8,558	7,485
At December 31, 2023, noncurrent assets and liabilities included deferred taxes of $255 million and $8,813 million, respectively. At December 31, 2022, noncurrent assets and liabilities included deferred taxes of $241 million and $7,726 million, respectively.
At December 31, 2023, the loss and credit carryforward deferred tax assets were primarily related to U.S. foreign tax credit carryforwards of $4.7 billion and various jurisdictions net operating loss and credit carryforwards of $0.9 billion. If not utilized, U.S. foreign tax credits and net operating losses will begin to expire in 2024.

123	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following table shows a reconciliation of the beginning and ending deferred tax asset valuation allowance for 2023, 2022 and 2021:

	Millions of Dollars
	2023	2022	2021

Balance at January 1	$8,049	8,342	9,965
Charged to expense (benefit)	(2)	5	(45)
Other*	(391)	(298)	(1,578)
Balance at December 31	$7,656	8,049	8,342
*Represents changes due to originating deferred tax assets that have no impact to our effective tax rate, acquisitions/dispositions/revisions and the effect of translating foreign financial statements.

Valuation allowances have been established to reduce deferred tax assets to an amount that will, more likely than not, be realized. At December 31, 2023, we have maintained a valuation allowance with respect to substantially all U.S. foreign tax credit carryforwards, basis differences in our APLNG investment, and certain net operating loss carryforwards for various jurisdictions. During 2022, the valuation allowance movement charged to earnings primarily relates to the impact of 2022 changes to Norway’s Petroleum Tax System which is partly offset by the U.S. tax impact of the disposition of our CVE common shares. Other movements are primarily related to valuation allowances on expiring tax attributes. Based on our historical taxable income, expectations for the future, and available tax-planning strategies, management expects deferred tax assets, net of valuation allowances, will primarily be realized as offsets to reversing deferred tax liabilities.

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
At December 31, 2023, unremitted income considered to be permanently reinvested in certain foreign subsidiaries and foreign corporate joint ventures totaled approximately $4,975 million. Deferred income taxes have not been provided on this amount, as we do not plan to initiate any action that would require the payment of income taxes. The estimated amount of additional tax, primarily local withholding tax, that would be payable on this income if distributed is approximately $249 million.
The following table shows a reconciliation of the beginning and ending unrecognized tax benefits for 2023, 2022 and 2021:

	Millions of Dollars
	2023	2022	2021

Balance at January 1	$710	1,345	1,206
Additions based on tax positions related to the current year	5	6	15
Additions for tax positions of prior years	1	6	177
Reductions for tax positions of prior years	(9)	(62)	(5)
Settlements	(96)	(510)	—
Lapse of statute	(224)	(75)	(48)
Balance at December 31	$387	710	1,345

Included in the balance of unrecognized tax benefits for 2023, 2022 and 2021 were $378 million, $701 million and $1,261 million, respectively, which, if recognized, would impact our effective tax rate.

ConocoPhillips 2023 10-K	124

Notes to Consolidated Financial Statements	Table of Contents
The balance of the unrecognized tax benefits decreased in 2023 due to the lapsing of the statute of limitations on certain of our foreign subsidiaries of $224 million as well as the closing of our 2018 Canadian domestic audit that resulted in a reduction of $92 million.

The balance of the unrecognized tax benefits decreased in 2022 due to the closing of the 2017 audit of our federal income tax return. As a result, we recognized federal and state tax benefits totaling $515 million relating to the recovery of outside tax basis previously offset by a full reserve. The balance of the unrecognized tax benefits increased in 2021 mainly due to U.S. tax credits acquired through our Concho acquisition. See Note 3 and Note 11.
At December 31, 2023, 2022 and 2021, accrued liabilities for interest and penalties totaled $45 million, $35 million and $47 million, respectively, net of accrued income taxes. Interest and penalties resulted in a reduction to earnings of $10 million in 2023, an increase of $12 million in 2022 and a reduction to earnings of $1 million in 2021.
We file tax returns in the U.S. federal jurisdiction and in many foreign and state jurisdictions. Audits in major jurisdictions are generally complete as follows: Canada (2016), Norway (2022) and U.S. (2019). Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion in the many jurisdictions in which we operate around the world. Consequently, the balance in unrecognized tax benefits can be expected to fluctuate from period to period. Within the next twelve months, we may have audit periods close that could significantly impact our total unrecognized tax benefits. It is reasonably possible such changes could be significant when compared with our total unrecognized tax benefits, but the amount of change is not estimable.
The amounts of U.S. and foreign income (loss) before income taxes, with a reconciliation of tax at the federal statutory rate to the provision for income taxes, were:

	Millions of Dollars			Percent of Pre-Tax Income (Loss)
	2023	2022	2021	2023	2022	2021
Income (loss) before income taxes
United States	$9,472	16,739	8,024	58.2%	59.3	63.1
Foreign	6,816	11,489	4,688	41.8	40.7	36.9
	$16,288	28,228	12,712	100.0%	100.0	100.0

Federal statutory income tax	$3,421	5,928	2,670	21.0%	21.0	21.0
Non-U.S. effective tax rates	2,063	3,866	1,915	12.7	13.7	15.1
Recovery of outside basis	(4)	(30)	(55)	—	(0.1)	(0.4)
Adjustment to tax reserves	(317)	(551)	(11)	(1.9)	(2.0)	(0.1)
Adjustment to valuation allowance	(2)	5	(45)	—	—	(0.4)
State income tax	214	405	194	1.3	1.4	1.5
Enhanced oil recovery credit	—	(37)	(99)	—	(0.1)	(0.8)
Other	(44)	(38)	64	(0.3)	(0.1)	0.5
Total	$5,331	9,548	4,633	32.7%	33.8	36.4

Our effective tax rate for 2023 was driven by our jurisdictional tax rates for this profit mix with a favorable impact from routine tax credits. The adjustment to tax reserves primarily relates to the lapsing of the statute of limitations on certain of our foreign subsidiaries and the closing of the 2018 Canadian domestic audit.

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

125	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which among other things, implements a 15 percent minimum tax on book income of certain large corporations, a 1 percent excise tax on net stock repurchases and several tax incentives to promote lower carbon energy. Based upon our current analysis, these law changes are not expected to have a material impact to our consolidated financial statements.
Note 18—Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of the balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Net Unrealized Holding Gain/(Loss) on Securities	Foreign Currency Translation	Unrealized Gain/(Loss) on Hedging Activities	Accumulated Other Comprehensive Income/(Loss)
December 31, 2020	$(425)	2	(4,795)	—	(5,218)
Other comprehensive income (loss)	394	(2)	(124)	—	268
December 31, 2021	(31)	—	(4,919)	—	(4,950)
Other comprehensive income (loss)	(417)	(11)	(622)	—	(1,050)
December 31, 2022	(448)	(11)	(5,541)	—	(6,000)
Other comprehensive income (loss)	55	13	197	62	327
December 31, 2023	$(393)	2	(5,344)	62	(5,673)
The following table summarizes reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31:

	Millions of Dollars
	2023	2022

Defined Benefit Plans*	$33	26
*Included in the computation of net periodic benefit cost and are presented net of tax expense of:	$11	7
See Note 16.

ConocoPhillips 2023 10-K	126

Notes to Consolidated Financial Statements	Table of Contents
Note 19—Cash Flow Information

	Millions of Dollars
	2023	2022	2021
Noncash Investing and Financing Activities
Increase (decrease) in PP&E related to an increase (decrease) in asset retirement obligations	$727	825	442
Fair value of contingent consideration on acquisition	320

Cash Payments
Interest	$701	873	924
Income taxes	5,406	7,368	856

Net Sales (Purchases) of Investments
Short-term investments purchased	$(1,463)	(5,046)	(5,554)
Short-term investments sold	3,574	3,102	8,810
Investments and long-term receivables purchased	(867)	(775)	(279)
Investments and long-term receivables sold	129	90	114
	$1,373	(2,629)	3,091
Income tax payments increased in 2022 as the company returned to a tax paying position in the U.S. as well as, increased taxes in Norway, and timing of tax payments in Libya.

For additional information on cash and non-cash changes to our consolidated balance sheet, see Note 3 and Note 13 for the Surmont acquisition and see Note 3 and Note 12 for the Concho acquisition.

127	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 20—Other Financial Information

	Millions of Dollars
	2023	2022	2021
Interest and Debt Expense
Incurred
Debt	$824	791	887
Other	109	72	59
	933	863	946
Capitalized	(153)	(58)	(62)
Expensed	$780	805	884

Other Income
Interest income	$412	195	33
Gain (loss) on investment in Cenovus Energy*	—	251	1,040
Other, net	73	58	130
	$485	504	1,203
*See Note 5.

Research and Development Expenditures—expensed	$81	71	62

Shipping and Handling Costs	$1,695	1,595	1,047

Foreign Currency Transaction (Gains) Losses—after-tax
Alaska	$—	—	—
Lower 48	—	—	—
Canada	11	(20)	(1)
Europe, Middle East and North Africa	(39)	(110)	(11)
Asia Pacific	12	30	2
Other International	—	(1)	1
Corporate and Other	86	21	(7)
	$70	(80)	(16)

	Millions of Dollars
	2023	2022
Properties, Plants and Equipment
Proved properties	$134,394	119,609
Unproved properties	5,206	7,325
Other	4,805	4,562
Gross properties, plants and equipment	144,405	131,496
Less: Accumulated depreciation, depletion and amortization	(74,361)	(66,630)
Net properties, plants and equipment	$70,044	64,866

ConocoPhillips 2023 10-K	128

Notes to Consolidated Financial Statements	Table of Contents
Note 21—Related Party Transactions
Our related parties primarily include equity method investments and certain trusts for the benefit of employees. For disclosures on trusts for the benefit of employees, see Note 16.
Significant transactions with our equity affiliates were:

	Millions of Dollars
	2023	2022	2021

Operating revenues and other income	$90	88	88
Purchases	—	1	5
Operating expenses and selling, general and administrative expenses	282	189	196
Net interest (income)/loss*	—	(1)	(2)
*We paid interest to, or received interest from, various affiliates. See Note 4, for additional information on loans to affiliated companies.
Note 22—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	2023	2022	2021

Revenue from contracts with customers	$48,522	61,049	34,590
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	8,203	17,150	11,500
Financial derivative contracts	(584)	295	(262)
Consolidated sales and other operating revenues	$56,141	78,494	45,828
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

	Millions of Dollars
	2023	2022	2021
Revenue from Contracts Outside the Scope of ASC Topic 606 by Segment
Lower 48	$6,607	13,919	9,050
Canada	1,248	2,717	1,457
Europe, Middle East and North Africa	348	514	993
Physical contracts meeting the definition of a derivative	$8,203	17,150	11,500

	Millions of Dollars
	2023	2022	2021
Revenue from Contracts Outside the Scope of ASC Topic 606 by Product
Crude oil	$143	495	757
Natural gas	6,622	15,368	10,034
Other	1,438	1,287	709
Physical contracts meeting the definition of a derivative	$8,203	17,150	11,500

129	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
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
Receivables and Contract Liabilities
Receivables from Contracts with Customers
At December 31, 2023, the “Accounts and notes receivable” line on our consolidated balance sheet included trade receivables of $4,414 million compared with $5,241 million at December 31, 2022, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared with trade receivables where NPNS has been elected.
Contract Liabilities from Contracts with Customers
We have entered into certain agreements under which we license our proprietary technology, including the Optimized Cascade® process technology, to customers to maximize the efficiency of LNG plants. These agreements typically provide for milestone payments to be made during and after the construction phases of the LNG plant. The payments are not directly related to our performance obligations under the contract and are recorded as deferred revenue to be recognized when the customer is able to benefit from their right to use the applicable licensed technology. Revenue recognized during the year ended December 31, 2023 was immaterial. We expect to recognize the outstanding contract liabilities of $26 million as of December 31, 2023, as revenue during the years 2026, 2028 and 2029.
Note 23—Earnings Per Share
The following table presents the calculation of net income (loss) available to common shareholders and basic and diluted EPS for the years ended December 31, 2023, 2022, and 2021. For each of the periods with net income presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
Years Ended December 31	2023	2022	2021

Basic earnings per share

Net Income (Loss)	$10,957	18,680	8,079
Less: Dividends and undistributed earnings
allocated to participating securities	35	60	19
Net Income (Loss) available to common shareholders	$10,922	18,620	8,060
Average common shares outstanding (in Millions)	1,203	1,274	1,324
Net Income (Loss) Per Share of Common Stock	$9.08	14.62	6.09

Diluted earnings per share

Net Income (Loss) available to common shareholders	$10,922	18,620	8,060
Average common shares outstanding (in Millions)	1,203	1,274	1,324
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs	3	4	4
Average diluted shares outstanding (in Millions)	1,206	1,278	1,328
Net Income (Loss) Per Share of Common Stock	$9.06	14.57	6.07

ConocoPhillips 2023 10-K	130

Notes to Consolidated Financial Statements	Table of Contents
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
Analysis of Results by Operating Segment

	Millions of Dollars
	2023	2022	2021
Sales and Other Operating Revenues
Alaska	7,098	7,905	5,480
Lower 48	38,244	52,921	29,306
Intersegment eliminations	(7)	(18)	(12)
Lower 48	38,237	52,903	29,294
Canada	4,873	6,159	4,077
Intersegment eliminations	(1,867)	(2,445)	(1,583)
Canada	3,006	3,714	2,494
Europe, Middle East and North Africa	5,854	11,271	5,902
Intersegment eliminations	—	(1)	—
Europe, Middle East and North Africa	5,854	11,270	5,902
Asia Pacific	1,913	2,606	2,579
Other International	—	—	4
Corporate and Other	33	96	75
Consolidated sales and other operating revenues	$56,141	78,494	45,828
In 2023, sales by our Lower 48 segment to a certain pipeline company accounted for approximately $5.8 billion or approximately 10 percent of our total consolidated sales and other operating revenues.

	Millions of Dollars
	2023	2022	2021
Depreciation, Depletion, Amortization and Impairments
Alaska	$1,061	941	1,002
Lower 48	5,729	4,854	4,067
Canada	425	400	392
Europe, Middle East and North Africa	587	735	862
Asia Pacific	455	518	1,483
Other International	—	—	—
Corporate and Other	27	44	76
Consolidated depreciation, depletion, amortization and impairments	$8,284	7,492	7,882

131	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	2023	2022	2021
Equity in Earnings of Affiliates
Alaska	$1	4	5
Lower 48	(9)	(14)	(18)
Canada	—	—	—
Europe, Middle East and North Africa	580	780	502
Asia Pacific	1,151	1,310	343
Other International	—	1	—
Corporate and Other	(3)	—	—
Consolidated equity in earnings of affiliates	$1,720	2,081	832

Income Tax Provision (Benefit)
Alaska	$642	885	402
Lower 48	1,763	3,088	1,390
Canada	26	206	150
Europe, Middle East and North Africa	3,065	5,445	2,543
Asia Pacific	42	480	483
Other International	—	53	(53)
Corporate and Other	(207)	(609)	(282)
Consolidated income tax provision (benefit)	$5,331	9,548	4,633

Net Income (Loss)
Alaska	$1,778	2,352	1,386
Lower 48	6,461	11,015	4,932
Canada	402	714	458
Europe, Middle East and North Africa	1,189	2,244	1,167
Asia Pacific	1,961	2,736	453
Other International	(13)	(51)	(107)
Corporate and Other	(821)	(330)	(210)
Consolidated net income (loss)	$10,957	18,680	8,079

Investments in and Advances to Affiliates
Alaska	$32	55	58
Lower 48	118	235	242
Canada	—	—	—
Europe, Middle East and North Africa	1,191	1,049	797
Asia Pacific	5,419	6,154	5,603
Other International	—	—	1
Corporate and Other	1,145	—	—
Consolidated investments in and advances to affiliates	$7,905	7,493	6,701

ConocoPhillips 2023 10-K	132

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	2023	2022	2021
Total Assets
Alaska	$16,174	15,126	14,812
Lower 48	42,415	42,950	41,699
Canada	10,277	6,971	7,439
Europe, Middle East and North Africa	8,396	8,263	9,125
Asia Pacific	8,903	9,511	9,840
Other International	—	—	1
Corporate and Other	9,759	11,008	7,745
Consolidated total assets	$95,924	93,829	90,661

Capital Expenditures and Investments
Alaska	$1,705	1,091	982
Lower 48	6,487	5,630	3,129
Canada	456	530	203
Europe, Middle East and North Africa	1,111	998	534
Asia Pacific	354	1,880	390
Other International	—	—	33
Corporate and Other	1,135	30	53
Consolidated capital expenditures and investments	$11,248	10,159	5,324

Interest Income and Expense
Interest income
Alaska	$—	—	—
Lower 48	—	—	—
Canada	—	—	—
Europe, Middle East and North Africa	1	1	2
Asia Pacific	8	9	9
Other International	—	—	—
Corporate and Other	403	185	22
Interest and debt expense
Corporate and Other	$780	805	884

Sales and Other Operating Revenues by Product
Crude oil	$37,833	41,492	23,648
Natural gas	10,725	26,941	16,904
Natural gas liquids	2,609	3,650	1,668
Other*	4,974	6,411	3,608
Consolidated sales and other operating revenues by product	$56,141	78,494	45,828
*Includes bitumen and power.

133	ConocoPhillips 2023 10-K

Notes to Consolidated Financial Statements	Table of Contents
Geographic Information

	Millions of Dollars
	Sales and Other Operating Revenues(1)			Long-Lived Assets(2)
	2023	2022	2021	2023	2022	2021

U.S.	$45,101	60,899	34,847	53,955	51,200	50,580
Australia	—	—	—	5,426	6,158	5,579
Canada	3,006	3,714	2,494	9,666	6,269	6,608
China	952	1,135	724	1,635	1,538	1,476
Indonesia(3)	—	159	879	—	—	28
Libya	1,730	1,582	1,102	703	714	659
Malaysia	961	1,312	975	939	1,107	1,252
Norway	2,408	3,415	2,563	4,489	4,369	4,681
U.K.	1,978	6,273	2,236	2	1	1
Other foreign countries	5	5	8	1,134	1,003	748
Worldwide consolidated	$56,141	78,494	45,828	77,949	72,359	71,612
(1)Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2)Defined as net PP&E plus equity investments and advances to affiliated companies.
(3)Assets divested in 2022. See Note 3.
Note 25—New Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures” which sets forth improvements to the current segment disclosure requirements in accordance with Topic 280 “Segment Reporting”. The amendments do not change how we identify our operating segments. On adoption, the disclosure improvements will be applied retrospectively to prior periods presented. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” which enhances the disclosure requirements within Topic 740 “Income Taxes”. The enhancements will impact our financial statement disclosures only and will be applied prospectively with retrospective application permitted. The ASU is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU.

ConocoPhillips 2023 10-K	134

Supplementary Data	Table of Contents

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
Our proved reserves include estimated quantities related to PSCs, which are reported under the “economic interest” method, as well as variable-royalty regimes, and are subject to fluctuations in commodity prices, recoverable operating expenses and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices. For example, if prices increase, then our applicable reserve quantities would decline. At December 31, 2023, approximately 3 percent of our total proved reserves were under PSCs, located in our Asia Pacific/Middle East geographic reporting area, and 7 percent of our total proved reserves were under a variable-royalty regime, located in our Canada geographic reporting area.
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

135	ConocoPhillips 2023 10-K

Supplementary Data	Table of Contents
We have a company-wide, comprehensive, SEC-compliant internal policy that governs the determination and reporting of proved reserves. This policy is applied by the geoscientists and reservoir engineers in our business units around the world. As part of our internal control process, each business unit’s reserves processes and controls are reviewed annually by an internal team which is headed by the company’s Manager of Reserves Compliance and Reporting. This team, composed of internal reservoir engineers, geoscientists, finance personnel and a senior representative from DeGolyer and MacNaughton (D&M), a third-party petroleum engineering consulting firm, reviews the business unit's reserves for adherence to SEC guidelines and company policy through on-site visits, teleconferences and review of documentation. In addition to providing independent reviews, this internal team also ensures reserves are calculated using consistent and appropriate standards and procedures. This team is independent of business unit line management and is responsible for reporting its findings to senior management. The team is responsible for communicating our reserves policy and procedures and is available for internal peer reviews and consultation on major projects or technical issues throughout the year. All of our proved reserves held by consolidated companies and our share of equity affiliates have been estimated by ConocoPhillips.
During 2023, our processes and controls used to assess over 90 percent of proved reserves as of December 31, 2023, were reviewed by D&M. The purpose of their review was to assess whether the adequacy and effectiveness of our internal processes and controls used to determine estimates of proved reserves are in accordance with SEC regulations. In such review, ConocoPhillips’ technical staff presented D&M with an overview of the reserves data, as well as the methods and assumptions used in estimating reserves. The data presented included pertinent seismic information, geologic maps, well logs, production tests, material balance calculations, reservoir simulation models, well performance data, operating procedures and relevant economic criteria. Management’s intent in retaining D&M to review its processes and controls was to provide objective third-party input on these processes and controls. D&M’s opinion was the general processes and controls employed by ConocoPhillips in estimating its December 31, 2023 proved reserves for the properties reviewed are in accordance with the SEC reserves definitions. D&M’s report is included as Exhibit 99 of this Annual Report on Form 10-K.
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

ConocoPhillips 2023 10-K	136

Supplementary Data	Table of Contents

Proved Reserves

Years Ended December 31	Crude Oil
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed and Undeveloped
End of 2020	879	693	1,572	6	174	108	191	2,051	68	2,119
Revisions	209	(52)	157	2	14	37	6	216	—	216
Improved recovery	1	—	1	—	—	—	—	1	—	1
Purchases	—	691	691	—	—	—	—	691	—	691
Extensions and discoveries	10	289	299	5	2	1	—	307	—	307
Production	(64)	(160)	(224)	(3)	(29)	(24)	(13)	(293)	(5)	(298)
Sales	—	(9)	(9)	—	—	—	—	(9)	—	(9)
End of 2021	1,035	1,452	2,487	10	161	122	184	2,964	63	3,027
Revisions	(31)	24	(7)	—	31	19	(3)	40	—	40
Improved recovery	—	—	—	—	—	3	—	3	—	3
Purchases	—	6	6	—	—	—	42	48	—	48
Extensions and discoveries	15	250	265	—	8	—	—	273	35	308
Production	(64)	(193)	(257)	(2)	(25)	(22)	(13)	(319)	(5)	(324)
Sales	—	(31)	(31)	—	—	(3)	—	(34)	—	(34)
End of 2022	955	1,508	2,463	8	175	119	210	2,975	93	3,068
Revisions	(57)	126	69	1	(1)	8	10	87	1	88
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	2	2	—	—	—	—	2	—	2
Extensions and discoveries	219	54	273	15	3	19	—	310	—	310
Production	(64)	(202)	(266)	(3)	(23)	(22)	(17)	(331)	(5)	(336)
Sales	—	(11)	(11)	—	—	—	—	(11)	—	(11)
End of 2023	1,053	1,477	2,530	21	154	124	203	3,032	89	3,121

Years Ended December 31	Crude Oil
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed
End of 2020	765	263	1,028	6	129	77	175	1,415	68	1,483
End of 2021	912	916	1,828	4	122	98	171	2,223	63	2,286
End of 2022	867	828	1,695	5	124	102	191	2,117	58	2,175
End of 2023	790	793	1,583	7	109	91	181	1,971	54	2,025

Undeveloped
End of 2020	114	430	544	—	45	31	16	636	—	636
End of 2021	123	536	659	6	39	24	13	741	—	741
End of 2022	88	680	768	3	51	17	19	858	35	893
End of 2023	263	684	947	14	45	33	22	1,061	35	1,096

*All Equity Affiliate reserves are located in our Asia Pacific/Middle East Region.

137	ConocoPhillips 2023 10-K

Supplementary Data	Table of Contents
Notable changes in proved crude oil reserves in the three years ended December 31, 2023, included:
•Revisions: In 2023, upward revisions in Lower 48 were due to development drilling of 161 million barrels and technical revisions in the unconventional plays of 31 million barrels, partially offset by downward revisions of 52 million barrels due to lower prices and 14 million barrels for changes in development plans. An upward revision of 10 million barrels in Africa was primarily development drilling in Libya. Upward revisions of 8 million barrels in the consolidated operations in Asia Pacific/Middle East were due to technical revisions. In Alaska, where future production is constrained by the Trans-Alaska Pipeline System minimum flow limit, updated total North Slope development phasing indicated that the flow limit will be reached earlier than previously premised, resulting in downward revisions of 25 million barrels. Further downward revisions in Alaska include development plan changes of 14 million barrels, cost escalation of 13 million barrels, and 7 million barrels due to lower prices, partially offset by 2 million barrels of technical revisions.
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
•Extensions and discoveries: In 2023, extensions and discoveries in Alaska were driven primarily by the Willow and Nuna projects. Lower 48 extensions and discoveries were primarily within unconventional plays in the Permian Basin. Extensions and discoveries in Canada and Asia Pacific/Middle East were driven primarily by Montney and Bohai Phase 4B in China, respectively.
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

ConocoPhillips 2023 10-K	138

Supplementary Data	Table of Contents

Years Ended December 31	Natural Gas Liquids
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Total Consolidated Operations	Equity Affiliates*	Total
Developed and Undeveloped
End of 2020	94	230	324	4	12	—	340	36	376
Revisions	(6)	213	207	—	1	—	208	—	208
Improved recovery	—	—	—	—	—	—	—	—	—
Purchases	—	72	72	—	—	—	72	—	72
Extensions and discoveries	—	82	82	2	—	—	84	—	84
Production	(6)	(50)	(56)	(1)	(2)	—	(59)	(3)	(62)
Sales	—	(1)	(1)	—	—	—	(1)	—	(1)
End of 2021	82	546	628	5	11	—	644	33	677
Revisions	1	208	209	1	3	—	213	—	213
Improved recovery	—	—	—	—	—	—	—	—	—
Purchases	—	3	3	—	—	—	3	—	3
Extensions and discoveries	—	80	80	—	1	—	81	20	101
Production	(5)	(81)	(86)	(1)	(2)	—	(89)	(3)	(92)
Sales	—	(7)	(7)	—	—	—	(7)	—	(7)
End of 2022	78	749	827	5	13	—	845	50	895
Revisions	(1)	119	118	—	2	—	120	1	121
Improved recovery	—	—	—	—	—	—	—	—	—
Purchases	—	1	1	—	—	—	1	—	1
Extensions and discoveries	—	20	20	6	—	—	26	—	26
Production	(5)	(90)	(95)	(1)	(2)	—	(98)	(3)	(101)
Sales	—	(2)	(2)	—	—	—	(2)	—	(2)
End of 2023	72	797	869	10	13	—	892	48	940

Years Ended December 31	Natural Gas Liquids
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Total Consolidated Operations	Equity Affiliates*	Total
Developed
End of 2020	94	83	177	4	9	—	190	36	226
End of 2021	82	334	416	3	9	—	428	33	461
End of 2022	78	409	487	3	10	—	500	31	531
End of 2023	72	426	498	4	9	—	511	28	539

Undeveloped
End of 2020	—	147	147	—	3	—	150	—	150
End of 2021	—	212	212	2	2	—	216	—	216
End of 2022	—	340	340	2	3	—	345	19	364
End of 2023	—	371	371	6	4	—	381	20	401
*All Equity Affiliate reserves are located in our Asia Pacific/Middle East Region.

139	ConocoPhillips 2023 10-K

Supplementary Data	Table of Contents
Notable changes in proved NGL reserves in the three years ended December 31, 2023, included:
•Revisions: In 2023, upward revisions in Lower 48 were due to additional development drilling in the unconventional plays of 86 million barrels and technical revisions of 71 million barrels. This was partially offset by lower prices impacting 34 million barrels and development plan changes of 4 million barrels.
In 2022, upward revisions in Lower 48 were due to additional development drilling in the unconventional plays of 88 million barrels, technical revisions of 75 million barrels, continued conversion of acquired Concho Permian two-stream contracts to a three-stream (crude oil, natural gas and NGLs) basis adding 70 million barrels, and higher prices of 13 million barrels. This was partially offset by increasing operating costs of 38 million barrels.
In 2021, upward revisions in Lower 48 were due to conversion of acquired Concho Permian two-stream contracts to a three-stream (crude oil, natural gas and NGLs) basis, adding 182 million barrels, additional infill drilling in the unconventional plays of 44 million barrels, technical revisions of 21 million barrels and higher prices of 28 million barrels, partially offset by downward revisions related to development timing for specific well locations from unconventional plays of 62 million barrels.
•Purchases: In 2021, Lower 48 purchases were due to the Shell Permian acquisition.
•Extensions and discoveries: In 2023, extensions and discoveries in Lower 48 were primarily within unconventional plays in the Permian Basin. Canada extensions and discoveries were in Montney.
In 2022, extensions and discoveries in Lower 48 were primarily within unconventional plays in the Permian Basin. Extensions and discoveries in our equity affiliates were in the Middle East.
In 2021, extensions and discoveries in Lower 48 were due to planned development to add specific well locations from the unconventional plays which more than offset the decreases in the revisions category.

ConocoPhillips 2023 10-K	140

Supplementary Data	Table of Contents

Years Ended December 31	Natural Gas
	Billions of Cubic Feet
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed and Undeveloped
End of 2020	1,996	2,100	4,096	74	825	851	224	6,070	3,724	9,794
Revisions	715	41	756	15	54	60	—	885	247	1,132
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	2,438	2,438	—	—	—	—	2,438	—	2,438
Extensions and discoveries	—	822	822	46	2	—	—	870	116	986
Production	(86)	(473)	(559)	(30)	(113)	(147)	(7)	(856)	(390)	(1,246)
Sales	—	(270)	(270)	—	—	—	—	(270)	—	(270)
End of 2021	2,625	4,658	7,283	105	768	764	217	9,137	3,697	12,834
Revisions	(35)	361	326	8	108	(2)	(14)	426	898	1,324
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	23	23	—	—	—	48	71	479	550
Extensions and discoveries	—	505	505	4	103	—	—	612	1,118	1,730
Production	(88)	(543)	(631)	(23)	(117)	(51)	(10)	(832)	(439)	(1,271)
Sales	—	(262)	(262)	—	—	(385)	—	(647)	—	(647)
End of 2022	2,502	4,742	7,244	94	862	326	241	8,767	5,753	14,520
Revisions	(243)	521	278	27	73	6	(57)	327	(90)	237
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	4	4	—	—	—	—	4	—	4
Extensions and discoveries	—	121	121	144	1	4	—	270	58	328
Production	(84)	(570)	(654)	(25)	(113)	(24)	(12)	(828)	(446)	(1,274)
Sales	—	(97)	(97)	—	—	—	—	(97)	—	(97)
End of 2023	2,175	4,721	6,896	240	823	312	172	8,443	5,275	13,718

Years Ended December 31	Natural Gas
	Billions of Cubic Feet
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed
End of 2020	1,961	1,051	3,012	74	598	806	224	4,714	3,293	8,007
End of 2021	2,579	3,100	5,679	52	679	688	217	7,315	3,204	10,519
End of 2022	2,474	2,628	5,102	64	641	322	241	6,370	3,974	10,344
End of 2023	2,156	2,525	4,681	92	591	305	172	5,841	3,558	9,399

Undeveloped
End of 2020	35	1,049	1,084	—	227	45	—	1,356	431	1,787
End of 2021	46	1,558	1,604	53	89	76	—	1,822	493	2,315
End of 2022	28	2,114	2,142	30	221	4	—	2,397	1,779	4,176
End of 2023	19	2,196	2,215	148	232	7	—	2,602	1,717	4,319
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
Reserve volumes include natural gas to be consumed in operations of 2,263 BCF, 2,416 BCF and 2,748 BCF, as of December 31, 2023, 2022 and 2021, respectively. These volumes are not included in the calculation of our Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities.

Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

141	ConocoPhillips 2023 10-K

Supplementary Data	Table of Contents
Notable changes in proved natural gas reserves in the three years ended December 31, 2023, included:
•Revisions: In 2023, upward revisions in Lower 48 were due to additional development drilling in the unconventional plays of 502 BCF, technical revisions of 268 BCF, partly offset by lower prices of 211 BCF and development plan downward revisions of 38 BCF. In Europe, technical revisions contributed 64 BCF and development drilling of 14 BCF, partially offset by lower prices of 5 BCF. In Canada, upward revisions were driven by technical revisions of 37 BCF, partially offset by lower prices of 10 BCF. In Alaska, where future production is constrained by the Trans-Alaska Pipeline System minimum flow limit, updated total North Slope development phasing indicated that the flow limit will be reached earlier than previously premised, resulting in downward revisions of 121 BCF. Further downward revisions in Alaska included 72 BCF from operating efficiencies resulting in less gas to be consumed in operations, 22 BCF due to lower prices, 14 BCF from cost escalation, and 14 BCF due to technical revisions. Downward revisions in Africa of 57 BCF due to infrastructure constraints and sales demand revisions. In our equity affiliates, downward revisions were due to lower prices of 288 BCF, offset by upward technical revisions of 198 BCF.
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
•Extensions and discoveries: In 2023, extensions and discoveries in Lower 48 were primarily within unconventional plays in the Permian Basin. Canada extensions and discoveries were in Montney. Extensions and discoveries in our equity affiliates were in Australia.
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
•Sales: In 2023, Lower 48 sales represent the disposition of noncore assets.
In 2022, Lower 48 sales represent the disposition of noncore assets. Sales in our consolidated operations in Asia Pacific/Middle East represent the disposition of our Indonesia assets.
In 2021, Lower 48 sales represent the disposition of noncore assets.

ConocoPhillips 2023 10-K	142

Supplementary Data	Table of Contents

Years Ended December 31	Bitumen
	Millions of Barrels
	Canada	Total*
Developed and Undeveloped
End of 2020	332	332
Revisions	(50)	(50)
Improved recovery	—	—
Purchases	—	—
Extensions and discoveries	—	—
Production	(25)	(25)
Sales	—	—
End of 2021	257	257
Revisions	(17)	(17)
Improved recovery	—	—
Purchases	—	—
Extensions and discoveries	—	—
Production	(24)	(24)
Sales	—	—
End of 2022	216	216
Revisions	15	15
Improved recovery	—	—
Purchases	209	209
Extensions and discoveries	—	—
Production	(30)	(30)
Sales	—	—
End of 2023	410	410

Years Ended December 31	Bitumen
	Millions of Barrels
	Canada	Total*
Developed
End of 2020	117	117
End of 2021	150	150
End of 2022	127	127
End of 2023	293	293

Undeveloped
End of 2020	215	215
End of 2021	107	107
End of 2022	89	89
End of 2023	117	117
*There are no Bitumen reserves associated with our Equity Affiliates.
Notable changes in proved bitumen reserves in the three years ended December 31, 2023, included:
•Revisions: In 2023, the upward revision of 15 million barrels is primarily due to the impact of price on variable royalties.
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
•Purchases: In 2023, purchases in Canada were a result of the acquisition of the remaining 50 percent working interest in Surmont.
•Extensions and discoveries: In 2021, extensions and discoveries in Canada were primarily due to planned development to add specific pad locations from the Surmont development program, which more than offset the decrease in the revisions category.

143	ConocoPhillips 2023 10-K

Supplementary Data	Table of Contents

Years Ended December 31	Total Proved Reserves
	Millions of Barrels of Oil Equivalent
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed and Undeveloped
End of 2020	1,306	1,273	2,579	355	323	249	228	3,734	725	4,459
Revisions	322	168	490	(45)	23	47	6	521	42	563
Improved recovery	1	—	1	—	—	—	—	1	—	1
Purchases	—	1,169	1,169	—	—	—	—	1,169	—	1,169
Extensions and discoveries	10	508	518	15	3	1	—	537	19	556
Production	(84)	(289)	(373)	(35)	(50)	(48)	(14)	(520)	(73)	(593)
Sales	—	(54)	(54)	—	—	—	—	(54)	—	(54)
End of 2021	1,555	2,775	4,330	290	299	249	220	5,388	713	6,101
Revisions	(35)	292	257	(15)	52	19	(5)	308	149	457
Improved recovery	—	—	—	—	—	3	—	3	—	3
Purchases	—	13	13	—	—	—	50	63	80	143
Extensions and discoveries	15	414	429	1	26	—	—	456	241	697
Production	(85)	(364)	(449)	(31)	(46)	(31)	(15)	(572)	(81)	(653)
Sales	—	(82)	(82)	—	—	(67)	—	(149)	—	(149)
End of 2022	1,450	3,048	4,498	245	331	173	250	5,497	1,102	6,599
Revisions	(98)	332	234	20	12	9	1	276	(14)	262
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	4	4	209	—	—	—	213	—	213
Extensions and discoveries	219	94	313	45	3	20	—	381	10	391
Production	(83)	(387)	(470)	(38)	(43)	(26)	(19)	(596)	(82)	(678)
Sales	—	(29)	(29)	—	—	—	—	(29)	—	(29)
End of 2023	1,488	3,062	4,550	481	303	176	232	5,742	1,016	6,758

Years Ended December 31	Total Proved Reserves
	Millions of Barrels of Oil Equivalent
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed
End of 2020	1,186	521	1,707	140	238	211	212	2,508	653	3,161
End of 2021	1,424	1,767	3,191	166	244	212	207	4,020	631	4,651
End of 2022	1,357	1,676	3,033	147	240	155	231	3,806	751	4,557
End of 2023	1,222	1,639	2,861	320	216	142	210	3,749	675	4,424

Undeveloped
End of 2020	120	752	872	215	85	38	16	1,226	72	1,298
End of 2021	131	1,008	1,139	124	55	37	13	1,368	82	1,450
End of 2022	93	1,372	1,465	98	91	18	19	1,691	351	2,042
End of 2023	266	1,423	1,689	161	87	34	22	1,993	341	2,334
*All Equity Affiliate reserves are located in our Asia Pacific/Middle East Region.

Natural gas reserves are converted to barrels of oil equivalent (BOE) based on a 6:1 ratio: six MCF of natural gas converts to one BOE.

ConocoPhillips 2023 10-K	144

Supplementary Data	Table of Contents
Proved Undeveloped Reserves
The following table shows changes in total proved undeveloped reserves for 2023:

Proved Undeveloped Reserves
Millions of Barrels of Oil Equivalent
End of 2022	2,042
Revisions	354
Improved recovery	—
Purchases	60
Extensions and discoveries	335
Sales	(10)
Transfers to Proved Developed	(447)
End of 2023	2,334
Revisions of 354 MMBOE were predominately driven by progression of development plans in the Lower 48 unconventional plays partially offset by 23 MMBOE due to product price changes across the portfolio.
Extensions and discoveries were largely driven by the addition of 219 MMBOE in Alaska, primarily due to Willow and Nuna projects, 44 MMBOE in the Lower 48 unconventional plays and 39 MMBOE in Canada for Montney development. The remaining extensions and discoveries were driven by the continued development planned in the other geographic regions, including 10 MMBOE from equity affiliates in Asia Pacific/Middle East.
Transfers to proved developed reserves were driven by the ongoing development of our assets. Approximately 75 percent of the transfers were from the development of our Lower 48 unconventional plays. The remainder of transfers were from development across the other geographic regions.
At December 31, 2023, our PUDs represented 35 percent of total proved reserves, compared with 31 percent at December 31, 2022. Costs incurred for the year ended December 31, 2023, relating to the development of PUDs were $7.9 billion. A portion of our costs incurred each year relates to development projects where the PUDs will be converted to proved developed reserves in future years.
At the end of 2023, approximately 86 percent of total PUDs were under development or scheduled for development within five years of initial disclosure, including all of our Lower 48 PUDs. Increases in 2023 to PUDs scheduled for development beyond five years are primarily in Alaska, due to the initial recognition of PUDs associated with the Willow project, a development that is currently underway with production anticipated in 2029 due to its large scale and remote location. The remaining PUDs to be developed beyond five years are in major development areas which are currently producing and located within our Canada and Asia Pacific/Middle East geographic areas.
Results of Operations

The company’s results of operations from oil and gas activities for the years 2023, 2022 and 2021 are shown in the following tables. Non-oil and gas activities, such as pipeline and marine operations, LNG operations, crude oil and gas marketing activities, and the profit element of transportation operations in which we have an ownership interest are excluded. Additional information about selected line items within the results of operations tables is shown below:
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
•Taxes other than income taxes include production, property and other non-income taxes.
•Depreciation of support equipment is reclassified as applicable.
•Other related expenses include inventory fluctuations, foreign currency transaction gains and losses and other miscellaneous expenses.

145	ConocoPhillips 2023 10-K

Supplementary Data	Table of Contents
Results of Operations

Year Ended December 31, 2023	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
Consolidated operations
Sales	$5,918	18,976	24,894	1,517	3,449	1,914	1,447	—	33,221
Transfers	5	—	5	—	—	—	—	—	5
Transportation costs	(611)	—	(611)	—	—	—	—	—	(611)
Other revenues	(4)	142	138	(1)	3	(1)	181	3	323
Total revenues	5,308	19,118	24,426	1,516	3,452	1,913	1,628	3	32,938
Production costs excluding taxes	1,242	4,175	5,417	602	499	348	74	1	6,941
Taxes other than income taxes	442	1,347	1,789	26	35	115	3	—	1,968
Exploration expenses	72	153	225	49	73	44	4	3	398
Depreciation, depletion and amortization	938	5,702	6,640	374	532	454	50	—	8,050
Impairments	—	7	7	6	—	—	—	—	13
Other related expenses	71	42	113	60	(24)	17	3	12	181
Accretion	94	65	159	12	61	27	—	—	259
	2,449	7,627	10,076	387	2,276	908	1,494	(13)	15,128
Income tax provision (benefit)	640	1,667	2,307	5	1,704	66	1,375	—	5,457
Results of operations	$1,809	5,960	7,769	382	572	842	119	(13)	9,671
Equity affiliates
Sales	$—	—	—	—	—	822	—	—	822
Transfers	—	—	—	—	—	3,429	—	—	3,429
Transportation costs	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	14	—	—	14
Total revenues	—	—	—	—	—	4,265	—	—	4,265
Production costs excluding taxes	—	—	—	—	—	493	—	—	493
Taxes other than income taxes	—	—	—	—	—	1,208	—	—	1,208
Exploration expenses	—	—	—	—	—	—	—	—	—
Depreciation, depletion and amortization	—	—	—	—	—	390	—	—	390
Impairments	—	—	—	—	—	—	—	—	—
Other related expenses	—	—	—	—	—	(8)	—	—	(8)
Accretion	—	—	—	—	—	30	—	—	30
	—	—	—	—	—	2,152	—	—	2,152
Income tax provision (benefit)	—	—	—	—	—	658	—	—	658
Results of operations	$—	—	—	—	—	1,494	—	—	1,494

ConocoPhillips 2023 10-K	146

Supplementary Data	Table of Contents

Year Ended December 31,2022	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
Consolidated operations
Sales	$7,210	24,309	31,519	1,622	6,594	2,602	1,339	—	43,676
Transfers	6	—	6	—	—	—	—	—	6
Transportation costs	(647)	—	(647)	—	—	—	—	—	(647)
Other revenues	(1)	115	114	338	1	536	184	10	1,183
Total revenues	6,568	24,424	30,992	1,960	6,595	3,138	1,523	10	44,218
Production costs excluding taxes	1,160	3,600	4,760	581	511	342	55	—	6,249
Taxes other than income taxes	1,265	1,687	2,952	21	36	243	2	—	3,254
Exploration expenses	34	189	223	149	122	49	19	2	564
Depreciation, depletion and amortization	833	4,843	5,676	354	693	517	36	—	7,276
Impairments	2	(11)	(9)	(2)	(1)	—	—	—	(12)
Other related expenses	(19)	4	(15)	(41)	(178)	40	5	6	(183)
Accretion	78	55	133	11	62	25	—	—	231
	3,215	14,057	17,272	887	5,350	1,922	1,406	2	26,839
Income tax provision (benefit)	866	3,113	3,979	198	4,057	512	1,301	53	10,100
Results of operations	$2,349	10,944	13,293	689	1,293	1,410	105	(51)	16,739
Equity affiliates
Sales	$—	—	—	—	—	1,000	—	—	1,000
Transfers	—	—	—	—	—	4,272	—	—	4,272
Transportation costs	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	41	—	—	41
Total revenues	—	—	—	—	—	5,313	—	—	5,313
Production costs excluding taxes	—	—	—	—	—	491	—	—	491
Taxes other than income taxes	—	—	—	—	—	1,536	—	—	1,536
Exploration expenses	—	—	—	—	—	—	—	—	—
Depreciation, depletion and amortization	—	—	—	—	—	530	—	—	530
Impairments	—	—	—	—	—	—	—	—	—
Other related expenses	—	—	—	—	—	(2)	—	—	(2)
Accretion	—	—	—	—	—	27	—	—	27
	—	—	—	—	—	2,731	—	—	2,731
Income tax provision (benefit)	—	—	—	—	—	836	—	—	836
Results of operations	$—	—	—	—	—	1,895	—	—	1,895

147	ConocoPhillips 2023 10-K

Supplementary Data	Table of Contents

Year Ended December 31,2021	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
Consolidated operations
Sales	$4,832	14,093	18,925	1,219	3,568	2,525	917	—	27,154
Transfers	4	—	4	—	—	—	—	—	4
Transportation costs	(626)	—	(626)	—	—	—	—	—	(626)
Other revenues	14	135	149	323	(5)	237	141	(161)	684
Total revenues	4,224	14,228	18,452	1,542	3,563	2,762	1,058	(161)	27,216
Production costs excluding taxes	1,073	2,414	3,487	518	487	466	43	—	5,001
Taxes other than income taxes	442	937	1,379	23	36	91	1	1	1,531
Exploration expenses	80	98	178	39	21	51	2	15	306
Depreciation, depletion and amortization	864	4,053	4,917	383	844	787	35	—	6,966
Impairments	5	(8)	(3)	6	(24)	7	—	—	(14)
Other related expenses	(31)	12	(19)	(22)	(42)	4	4	12	(63)
Accretion	71	47	118	10	70	26	—	—	224
	1,720	6,675	8,395	585	2,171	1,330	973	(189)	13,265
Income tax provision (benefit)	378	1,467	1,845	145	1,673	494	870	(53)	4,974
Results of operations	$1,342	5,208	6,550	440	498	836	103	(136)	8,291
Equity affiliates
Sales	$—	—	—	—	—	745	—	—	745
Transfers	—	—	—	—	—	1,797	—	—	1,797
Transportation costs	—	—	—	—	—	—	—	—	—
Other revenues	—	—	—	—	—	5	—	—	5
Total revenues	—	—	—	—	—	2,547	—	—	2,547
Production costs excluding taxes	—	—	—	—	—	329	—	—	329
Taxes other than income taxes	—	—	—	—	—	824	—	—	824
Exploration expenses	—	—	—	—	—	268	—	—	268
Depreciation, depletion and amortization	—	—	—	—	—	593	—	—	593
Impairments	—	—	—	—	—	718	—	—	718
Other related expenses	—	—	—	—	—	3	—	—	3
Accretion	—	—	—	—	—	17	—	—	17
	—	—	—	—	—	(205)	—	—	(205)
Income tax provision (benefit)	—	—	—	—	—	(42)	—	—	(42)
Results of operations	$—	—	—	—	—	(163)	—	—	(163)

ConocoPhillips 2023 10-K	148

Supplementary Data	Table of Contents
Statistics

Net Production	2023	2022	2021
	Thousands of Barrels Daily
Crude Oil
Consolidated operations
Alaska	173	177	178
Lower 48	569	534	447
United States	742	711	625
Canada	9	6	8
Europe	64	71	81
Asia Pacific	60	61	65
Africa	48	36	37
Total consolidated operations	923	885	816
Equity affiliates—Asia Pacific/Middle East	13	13	13
Total company	936	898	829
Delaware Basin Area (Lower 48)*	274	258	162
Greater Prudhoe Area (Alaska)*	66	67	67

Natural Gas Liquids
Consolidated operations
Alaska	16	17	16
Lower 48	256	221	110
United States	272	238	126
Canada	3	3	4
Europe	4	3	4
Asia Pacific	—	—	—
Total consolidated operations	279	244	134
Equity affiliates—Asia Pacific/Middle East	8	8	8
Total company	287	252	142
Delaware Basin Area (Lower 48)*	135	114	27
Greater Prudhoe Area (Alaska)*	16	17	16

Bitumen
Consolidated operations—Canada	81	66	69
Total company	81	66	69

Natural Gas	Millions of Cubic Feet Daily
Consolidated operations
Alaska	38	34	16
Lower 48	1,457	1,402	1,340
United States	1,495	1,436	1,356
Canada	65	61	80
Europe	279	306	298
Asia Pacific	48	114	360
Africa	29	22	15
Total consolidated operations	1,916	1,939	2,109
Equity affiliates—Asia Pacific/Middle East	1,219	1,191	1,053
Total company	3,135	3,130	3,162
Delaware Basin Area (Lower 48)*	768	752	584
Greater Prudhoe Area (Alaska)*	35	32	12
*At year-end 2023, 2022 and 2021, the Delaware Basin Area in Lower 48 contained more than 15 percent of our total proved reserves. At year-end 2021, the Greater Prudhoe Area in Alaska contained more than 15 percent of our total proved reserves.

149	ConocoPhillips 2023 10-K

Supplementary Data	Table of Contents

Average Sales Prices	2023	2022	2021

Crude Oil Per Barrel
Consolidated operations
Alaska*	$74.46	92.58	60.81
Lower 48	76.19	94.46	66.12
United States	75.75	93.96	64.53
Canada	66.19	79.94	56.38
Europe	84.56	99.88	68.94
Asia Pacific	84.79	105.52	70.36
Africa	83.07	97.85	69.06
Total international	83.33	100.75	68.85
Total consolidated operations	77.19	95.27	65.53
Equity affiliates—Asia Pacific/Middle East	78.45	97.31	69.45
Total operations	77.21	95.30	65.59

Natural Gas Liquids Per Barrel
Consolidated operations
Lower 48	$21.73	35.36	30.63
United States	21.73	35.36	30.63
Canada	26.13	37.70	31.18
Europe	41.13	54.52	43.97
Total international	34.56	46.16	37.50
Total consolidated operations	22.12	35.67	31.04
Equity affiliates—Asia Pacific/Middle East	47.09	61.22	54.16
Total operations	22.82	36.50	32.45

Bitumen Per Barrel
Consolidated operations—Canada	$42.15	55.56	37.52

Natural Gas Per Thousand Cubic Feet
Consolidated operations
Alaska	$4.47	3.64	2.81
Lower 48	2.12	5.92	4.38
United States	2.13	5.92	4.38
Canada**	1.80	3.62	2.54
Europe	13.33	35.33	13.75
Asia Pacific	3.95	5.84	6.56
Africa	6.49	6.59	3.73
Total international	10.01	23.54	8.91
Total consolidated operations	3.89	10.56	6.00
Equity affiliates—Asia Pacific/Middle East	8.46	9.39	5.31
Total operations	5.69	10.60	5.77
*Average sales prices for Alaska crude oil above reflects a reduction for transportation costs in which we have an ownership interest that are incurred subsequent to the terminal point of the production function. Accordingly, the average sales prices differ from those discussed in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations.
**Average sales prices include unutilized transportation costs.

ConocoPhillips 2023 10-K	150

Supplementary Data	Table of Contents

	2023	2022	2021
Average Production Costs Per Barrel of Oil Equivalent*
Consolidated operations
Alaska	$17.45	15.89	14.92
Lower 48	10.72	9.97	8.48
United States	11.76	10.97	9.78
Canada	15.86	18.73	15.10
Europe	11.89	11.20	9.88
Asia Pacific	14.02	11.71	10.21
Africa	3.83	3.77	2.95
Total international	12.28	12.36	10.53
Total consolidated operations	11.87	11.27	9.99
Equity affiliates—Asia Pacific/Middle East	6.03	6.14	4.60

Average Production Costs Per Barrel—Bitumen
Consolidated operations—Canada	$14.42	17.62	13.41

Taxes Other Than Income Taxes Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$6.21	17.33	6.15
Lower 48	3.46	4.67	3.29
United States	3.88	6.80	3.87
Canada	0.68	0.68	0.67
Europe	0.83	0.79	0.73
Asia Pacific	4.63	8.32	1.99
Africa	0.16	0.14	0.07
Total international	1.44	2.51	1.06
Total consolidated operations	3.37	5.87	3.06
Equity affiliates—Asia Pacific/Middle East	14.77	19.22	11.52

Depreciation, Depletion and Amortization Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$13.18	11.41	12.02
Lower 48	14.64	13.42	14.24
United States	14.42	13.08	13.79
Canada	9.85	11.41	11.16
Europe	12.67	15.19	17.13
Asia Pacific	18.29	17.71	17.25
Africa	2.58	2.47	2.40
Total international	11.36	13.28	14.25
Total consolidated operations	13.77	13.12	13.92
Equity affiliates—Asia Pacific/Middle East	4.77	6.63	8.29
*Includes bitumen.

151	ConocoPhillips 2023 10-K

Supplementary Data	Table of Contents
Development and Exploration Activities
The following two tables summarize our net interest in productive and dry exploratory and development wells in the years ended December 31, 2023, 2022 and 2021. A “development well” is a well drilled within the proved area of a reservoir to the depth of a stratigraphic horizon known to be productive. An “exploratory well” is a well drilled to find and produce crude oil or natural gas in an unknown field or a new reservoir within a proven field. Exploratory wells also include wells drilled in areas near or offsetting current production, or in areas where well density or production history have not achieved statistical certainty of results. Excluded from the exploratory well count are stratigraphic-type exploratory wells, primarily relating to oil sands delineation wells located in Canada and CBM test wells located in Asia Pacific/Middle East.

Net Wells Completed
	Productive			Dry
	2023	2022	2021	2023	2022	2021
Exploratory
Consolidated operations
Alaska	—	—	—	2	—	1
Lower 48	38	118	87	2	—	—
United States	38	118	87	4	—	1
Canada	6	6	12	—	—	—
Europe	—	—	—	*	2	—
Asia Pacific/Middle East	—	—	*	—	1	*
Africa	—	—	—	—	3	—
Other areas	—	—	—	—	—	—
Total consolidated operations	44	124	99	4	6	1
Equity affiliates
Asia Pacific/Middle East	3	*	3	*	—	—
Total equity affiliates	3	*	3	*	—	—

Development
Consolidated operations
Alaska	11	11	1	—	—	—
Lower 48	494	388	339	—	—	—
United States	505	399	340	—	—	—
Canada	21	11	2	—	—	—
Europe	4	3	7	—	—	—
Asia Pacific/Middle East	20	22	21	—	—	—
Africa	4	2	1	—	—	—
Other areas	—	—	—	—	—	—
Total consolidated operations	554	437	371	—	—	—
Equity affiliates
Asia Pacific/Middle East	45	28	30	—	—	—
Total equity affiliates	45	28	30	—	—	—
*Our total proportionate interest was less than one.

ConocoPhillips 2023 10-K	152

Supplementary Data	Table of Contents
The table below represents the status of our wells drilling at December 31, 2023, and includes wells in the process of drilling or in active completion. It also represents gross and net productive wells, including producing wells and wells capable of production at December 31, 2023.
Wells at December 31, 2023

			Productive
	In Progress		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
Consolidated operations
Alaska	4	4	1,554	910	—	—
Lower 48	786	391	14,251	6,954	2,276	1,393
United States	790	395	15,805	7,864	2,276	1,393
Canada	36	36	201	201	158	158
Europe	23	5	481	79	60	3
Asia Pacific/Middle East	4	2	447	211	6	2
Africa	13	3	886	181	10	2
Other areas	—	—	—	—	—	—
Total consolidated operations	866	441	17,820	8,536	2,510	1,558
Equity affiliates
Asia Pacific/Middle East	331	54	—	—	5,139	1,563
Total equity affiliates	331	54	—	—	5,139	1,563

Acreage at December 31, 2023

	Thousands of Acres
	Developed		Undeveloped
	Gross	Net	Gross	Net
Consolidated operations
Alaska	718	533	1,075	1,044
Lower 48	3,381	2,243	10,229	8,038
United States	4,099	2,776	11,304	9,082
Canada	304	280	3,406	2,014
Europe	451	60	798	300
Asia Pacific/Middle East	422	152	11,088	7,439
Africa	358	73	12,545	2,561
Other areas	—	—	156	125
Total consolidated operations	5,634	3,341	39,297	21,521
Equity affiliates
Asia Pacific/Middle East	1,055	319	4,238	1,100
Total equity affiliates	1,055	319	4,238	1,100

153	ConocoPhillips 2023 10-K

Supplementary Data	Table of Contents
Costs Incurred

Year Ended December 31	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
2023
Consolidated operations
Unproved property acquisition	$—	157	157	156	—	—	—	—	313
Proved property acquisition	—	106	106	2,973	—	—	—	—	3,079
	—	263	263	3,129	—	—	—	—	3,392
Exploration	67	396	463	144	45	49	4	3	708
Development	1,884	6,266	8,150	367	843	383	38	—	9,781
	$1,951	6,925	8,876	3,640	888	432	42	3	13,881

Equity affiliates
Unproved property acquisition	$—	—	—	—	—	—	—	—	—
Proved property acquisition	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Exploration	—	—	—	—	—	46	—	—	46
Development	—	—	—	—	—	416	—	—	416
	$—	—	—	—	—	462	—	—	462

2022
Consolidated operations
Unproved property acquisition	$—	255	255	—	—	—	—	—	255
Proved property acquisition	—	249	249	—	—	—	104	—	353
	—	504	504	—	—	—	104	—	608
Exploration	61	1,278	1,339	99	121	59	3	2	1,623
Development	1,316	4,559	5,875	475	711	425	4	—	7,490
	$1,377	6,341	7,718	574	832	484	111	2	9,721

Equity affiliates
Unproved property acquisition	$—	—	—	—	—	—	—	—	—
Proved property acquisition	—	—	—	—	—	881	—	—	881
	—	—	—	—	—	881	—	—	881
Exploration	—	—	—	—	—	25	—	—	25
Development	—	—	—	—	—	244	—	—	244
	$—	—	—	—	—	1,150	—	—	1,150

2021
Consolidated operations
Unproved property acquisition	$1	11,261	11,262	4	—	—	—	—	11,266
Proved property acquisition	—	16,101	16,101	1	—	—	—	—	16,102
	1	27,362	27,363	5	—	—	—	—	27,368
Exploration	84	765	849	80	31	51	2	40	1,053
Development	949	2,461	3,410	175	398	433	24	—	4,440
	$1,034	30,588	31,622	260	429	484	26	40	32,861

Equity affiliates
Unproved property acquisition	$—	—	—	—	—	—	—	—	—
Proved property acquisition	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—
Exploration	—	—	—	—	—	5	—	—	5
Development	—	—	—	—	—	21	—	—	21
	$—	—	—	—	—	26	—	—	26

ConocoPhillips 2023 10-K	154

Supplementary Data	Table of Contents
Capitalized Costs

At December 31	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total
2023
Consolidated operations
Proved property	$26,358	70,621	96,979	11,255	14,124	10,923	1,113		134,394
Unproved property	108	3,393	3,501	1,443	65	90	98	9	5,206
	26,466	74,014	100,480	12,698	14,189	11,013	1,211	9	139,600
Accumulated depreciation, depletion and amortization	12,789	36,829	49,618	3,377	9,978	8,423	508	9	71,913
	$13,677	37,185	50,862	9,321	4,211	2,590	703	—	67,687

Equity affiliates
Proved property	$—	—	—	—	—	11,159	—	—	11,159
Unproved property	—	—	—	—	—	2,263	—	—	2,263
	—	—	—	—	—	13,422	—	—	13,422
Accumulated depreciation, depletion and amortization						8,779			8,779
	$—	—	—	—	—	4,643	—	—	4,643

2022
Consolidated operations
Proved property	$24,041	62,756	86,797	7,487	13,716	10,534	1,075	—	119,609
Unproved property	589	5,145	5,734	1,291	100	93	98	9	7,325
	24,630	67,901	92,531	8,778	13,816	10,627	1,173	9	126,934
Accumulated depreciation, depletion and amortization	11,906	31,455	43,361	2,927	9,774	7,970	458	9	64,499
	$12,724	36,446	49,170	5,851	4,042	2,657	715	—	62,435

Equity affiliates
Proved property	$—	—	—	—	—	10,823	—	—	10,823
Unproved property	—	—	—	—	—	2,162	—	—	2,162
	—	—	—	—	—	12,985	—	—	12,985
Accumulated depreciation, depletion and amortization	—	—	—	—	—	8,400	—	—	8,400
	$—	—	—	—	—	4,585	—	—	4,585

155	ConocoPhillips 2023 10-K

Supplementary Data	Table of Contents
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
Discounted Future Net Cash Flows

	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total
2023
Consolidated operations
Future cash inflows	$83,793	140,961	224,754	19,937	23,569	11,322	21,562	301,144
Less:
Future production costs	39,069	50,757	89,826	8,699	6,576	4,586	1,008	110,695
Future development costs	13,685	21,391	35,076	2,058	3,802	1,458	400	42,794
Future income tax provisions	7,386	13,163	20,549	880	10,140	1,316	18,687	51,572
Future net cash flows	23,653	55,650	79,303	8,300	3,051	3,962	1,467	96,083
10 percent annual discount	11,522	19,329	30,851	2,723	432	1,257	570	35,833
Discounted future net cash flows	$12,131	36,321	48,452	5,577	2,619	2,705	897	60,250

Equity affiliates
Future cash inflows	$—	—	—	—	—	51,887	—	51,887
Less:
Future production costs	—	—	—	—	—	28,579	—	28,579
Future development costs	—	—	—	—	—	2,299	—	2,299
Future income tax provisions	—	—	—	—	—	5,647	—	5,647
Future net cash flows	—	—	—	—	—	15,362	—	15,362
10 percent annual discount	—	—	—	—	—	5,543	—	5,543
Discounted future net cash flows	$—	—	—	—	—	9,819	—	9,819

Total company
Discounted future net cash flows	$12,131	36,321	48,452	5,577	2,619	12,524	897	70,069

ConocoPhillips 2023 10-K	156

Supplementary Data	Table of Contents

	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total
2022
Consolidated operations
Future cash inflows	$94,332	195,605	289,937	13,768	44,942	13,458	27,067	389,172
Less:
Future production costs	47,979	63,987	111,966	5,722	7,559	5,582	1,085	131,914
Future development costs	8,501	21,379	29,880	960	4,378	1,159	531	36,908
Future income tax provisions	8,882	23,136	32,018	863	25,416	1,780	23,615	83,692
Future net cash flows	28,970	87,103	116,073	6,223	7,589	4,937	1,836	136,658
10 percent annual discount	13,733	31,191	44,924	1,936	1,827	1,505	746	50,938
Discounted future net cash flows	$15,237	55,912	71,149	4,287	5,762	3,432	1,090	85,720

Equity affiliates
Future cash inflows	$—	—	—	—	—	87,644	—	87,644
Less:
Future production costs	—	—	—	—	—	51,912	—	51,912
Future development costs	—	—	—	—	—	2,685	—	2,685
Future income tax provisions	—	—	—	—	—	8,988	—	8,988
Future net cash flows	—	—	—	—	—	24,059	—	24,059
10 percent annual discount	—	—	—	—	—	10,787	—	10,787
Discounted future net cash flows	$—	—	—	—	—	13,272	—	13,272

Total company
Discounted future net cash flows	$15,237	55,912	71,149	4,287	5,762	16,704	1,090	98,992

157	ConocoPhillips 2023 10-K

Supplementary Data	Table of Contents

	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total
2021
Consolidated operations
Future cash inflows	$65,910	125,197	191,107	10,847	21,670	11,583	15,778	250,985
Less:
Future production costs	34,444	43,034	77,478	4,960	6,090	4,987	801	94,316
Future development costs	8,033	13,386	21,419	923	3,960	1,314	413	28,029
Future income tax provisions	5,310	13,167	18,477	117	8,345	1,542	13,506	41,987
Future net cash flows	18,123	55,610	73,733	4,847	3,275	3,740	1,058	86,653
10 percent annual discount	7,963	22,290	30,253	1,639	696	930	440	33,958
Discounted future net cash flows	$10,160	33,320	43,480	3,208	2,579	2,810	618	52,695

Equity affiliates
Future cash inflows	$—	—	—	—	—	27,851	—	27,851
Less:
Future production costs	—	—	—	—	—	15,491	—	15,491
Future development costs	—	—	—	—	—	1,649	—	1,649
Future income tax provisions	—	—	—	—	—	3,071	—	3,071
Future net cash flows	—	—	—	—	—	7,640	—	7,640
10 percent annual discount	—	—	—	—	—	2,640	—	2,640
Discounted future net cash flows	$—	—	—	—	—	5,000	—	5,000

Total company
Discounted future net cash flows	$10,160	$33,320	$43,480	$3,208	$2,579	$7,810	$618	$57,695

ConocoPhillips 2023 10-K	158

Supplementary Data	Table of Contents
Sources of Change in Discounted Future Net Cash Flows

	Millions of Dollars
	Consolidated Operations			Equity Affiliates			Total Company
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discounted future net cash flows at the beginning of the year	$85,720	$52,695	4,674	$13,272	5,000	2,862	$98,992	57,695	7,536
Changes during the year
Revenues less production costs for the year	(23,706)	(33,532)	(20,000)	(2,550)	(3,245)	(1,389)	(26,256)	(36,777)	(21,389)
Net change in prices, and production costs	(48,717)	61,902	50,956	(4,519)	8,184	3,822	(53,236)	70,086	54,778
Extensions, discoveries and improved recovery, less estimated future costs	1,864	7,882	10,420	118	1,472	(44)	1,982	9,354	10,376
Development costs for the year	9,129	6,687	4,396	326	272	91	9,455	6,959	4,487
Changes in estimated future development costs	(6,754)	(4,088)	(33)	(150)	189	(104)	(6,904)	(3,899)	(137)
Purchases of reserves in place, less estimated future costs	3,029	3,353	17,833	—	1,282	—	3,029	4,635	17,833
Sales of reserves in place, less estimated future costs	(472)	(3,847)	(468)	—	—	—	(472)	(3,847)	(468)
Revisions of previous quantity estimates	9,503	13,080	2,985	492	2,193	178	9,995	15,273	3,163
Accretion of discount	12,414	7,021	964	1,635	616	344	14,049	7,637	1,308
Net change in income taxes	18,240	(25,433)	(19,032)	1,195	(2,691)	(760)	19,435	(28,124)	(19,792)
Total changes	(25,470)	33,025	48,021	(3,453)	8,272	2,138	(28,923)	41,297	50,159
Discounted future net cash flows at year end	$60,250	$85,720	52,695	$9,819	13,272	5,000	$70,069	98,992	57,695
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

•The accretion of discount is 10 percent of the prior year’s discounted future cash inflows, less future production and development costs.

•The net change in income taxes is the annual change in the discounted future income tax provisions.

159	ConocoPhillips 2023 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2023, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively as of December 31, 2023.

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
Item 9B. Other Information
Insider Trading Arrangements
During the three-month period ended December 31, 2023, no officer or director of the company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

ConocoPhillips 2023 10-K	160

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
All other information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2024, and is incorporated herein by reference.*
Item 11. Executive Compensation
Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2024, and is incorporated herein by reference.*
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2024, and is incorporated herein by reference.*
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2024, and is incorporated herein by reference.*
Item 14. Principal Accounting Fees and Services
Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2024, and is incorporated herein by reference.*
_________________________
*    Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2024 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

161	ConocoPhillips 2023 10-K

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
3.    Exhibits
The exhibits listed in the Index to Exhibits, which appears on pages 163 through 166, are filed as part of this annual report.

ConocoPhillips 2023 10-K	162

ConocoPhillips

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Description	Exhibit	Form	File No.
2.1	Separation and Distribution Agreement Between ConocoPhillips and Phillips 66, dated April 26, 2012.	2.1	8-K	001-32395

2.2†‡	Purchase and Sale Agreement, dated March 29, 2017, by and among ConocoPhillips Company, ConocoPhillips Canada Resources Corp., ConocoPhillips Canada Energy Partnership, ConocoPhillips Western Canada Partnership, ConocoPhillips Canada (BRC) Partnership, ConocoPhillips Canada E&P ULC, and Cenovus Energy Inc.	2.1	10-Q	001-32395

2.3†‡	Asset Purchase and Sale Agreement Amending Agreement, dated as of May 16, 2017, by and among ConocoPhillips Company, ConocoPhillips Canada Resources Corp., ConocoPhillips Canada Energy Partnership, ConocoPhillips Western Canada Partnership, ConocoPhillips Canada (BRC) Partnership, ConocoPhillips Canada E&P ULC, and Cenovus Energy Inc.	2.2	8-K	001-32395

2.4	Agreement and Plan of Merger, dated as of October 18, 2020, among ConocoPhillips, Falcon Merger Sub Corp. and Concho Resources Inc.	2.1	8-K	001-32395

3.1	Amended and Restated Certificate of Incorporation.	3.1	10-Q	001-32395

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ConocoPhillips.	3.2	8-K	000-49987

3.3	Amended and Restated By-Laws of ConocoPhillips, as amended and restated as of October 9, 2015.	3.1	8-K	001-32395

3.4	Restated Certificate of Incorporation of ConocoPhillips Company, dated February 6, 2019.	3.4	10-K	001-32395

3.5	Second Amended and Restated Bylaws, dated May 16, 2023	3.1	10-Q	001-32395

	ConocoPhillips and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10 percent of the total assets of ConocoPhillips and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, ConocoPhillips agrees to furnish a copy of such instruments to the SEC upon request.

4.1	Description of Securities of the Registrant.	4.1	10-K	001-32395

10.1	Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	10.1	8-K	001-32395

10.2	Intellectual Property Assignment and License Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	10.2	8-K	001-32395

10.3	Tax Sharing Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	10.3	8-K	001-32395

10.4	Employee Matters Agreement between ConocoPhillips and Phillips 66, dated April 12, 2012.	10.4	8-K	001-32395

10.5.1	Phillips Petroleum Company Grantor Trust Agreement, dated June 1, 1998.	10.17.3	10-K	001-32395

10.5.2	First Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated May 3, 1999.	10.17.4	10-K	001-32395

10.5.3	Second Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated January 15, 2002.	10.17.5	10-K	001-32395

163	ConocoPhillips 2023 10-K

10.5.4	Third Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated October 5, 2006.	10.17.6	10-K	001-32395

10.5.5	Fourth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust Agreement, dated May 1, 2012.	10.17.7	10-K	001-32395

10.5.6	Fifth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust Agreement, dated May 20, 2015.	10.17.8	10-K	001-32395

10.6.1	Successor Trustee Agreement of the Deferred Compensation Trust Agreement for Non-Employee Directors of ConocoPhillips dated July 31, 2020.	10.1	10-Q	001-32395

10.6.2	First Amendment to the Successor Trust Agreement of the Deferred Compensation Trust Agreement for Non-Employee Directors of ConocoPhillips, dated August 4, 2020.	10.2	10-Q	001-32395

10.7	Omnibus Securities Plan of Phillips Petroleum Company.	10.19	10-K	004-49987

10.8	2002 Omnibus Securities Plan of Phillips Petroleum Company.	10.26	10-K	000-49987

10.9.1	2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	Schedule 14A	Proxy	000-49987

10.9.2	Form of Performance Share Unit Award Agreement under the Performance Share Program under the 2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	10.27	10-K	001-32395

10.10	Omnibus Amendments to certain ConocoPhillips employee benefit plans, adopted December 7, 2007.	10.30	10-K	001-32395

10.11	2009 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	Schedule 14A	Proxy	001-32395

10.12.1	2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	Schedule 14A	Proxy	001-32395

10.12.2	Form of Performance Share Unit Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013.	10.26.6	10-K	001-32395

10.12.3	Form of Stock Option Award Agreement under the Stock Option and Stock Appreciation Rights Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013.	10.26.9	10-K	001-32395

10.12.4	Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014.	10.1	10-Q	001-32395

10.12.5	Form of Performance Period IX Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014.	10.3	10-Q	001-32395

10.12.6	Form of Performance Period X Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014.	10.5	10-Q	001-32395

10.13.1	2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	10.1	8-K	001-32395

10.13.2	Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016.	10.26.12	10-K	001-32395

10.13.3	Form of Performance Share Unit Award Terms and Conditions for Performance Period 18, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2018.	10.26.24	10-K	001-32395

ConocoPhillips 2023 10-K	164

10.13.4	Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Stock Option Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 14, 2017.	10.1	10-Q	001-32395

10.13.5	Form of Executive Restricted Stock Unit Award Terms and Conditions, as part of the ConocoPhillips Executive Restricted Stock Unit Program, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 11, 2020.	10.1	10-Q	001-32395

10.14	2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips	10.1	8-K	001-32395

10.15	Amended and Restated ConocoPhillips Key Employee Supplemental Retirement Plan, dated January 1, 2020.	10.10.1	10-K	001-32395

10.16.1	Amended and Restated Defined Contribution Make-Up Plan of ConocoPhillips—Title I, dated January 1, 2020.	10.11.1	10-K	001-32395

10.16.2*	Amended and Restated Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated January 1, 2024.

10.17*	Amended and Restated Company Retirement Contribution Make-Up Plan of ConocoPhillips, dated January 1, 2024.

10.18.1	Amended and Restated Key Employee Deferred Compensation Plan of ConocoPhillips—Title I, dated January 1, 2020.	10.19.1	10-K	001-32395

10.18.2*	Amended and Restated Key Employee Deferred Compensation Plan of ConocoPhillips—Title II, dated January 1, 2024.

10.19.1	Amendment and Restatement of ConocoPhillips Key Employee Change in Control Severance Plan, effective January 1, 2014.	10.21	10-K	001-32395

10.19.2	Amendment and Restatement of ConocoPhillips Key Employee Change in Control Severance Plan, effective December 2, 2021.	10.20.1	10-K	001-32395

10.20	Form of Non-Employee Director Restricted Stock Units Terms and Conditions, as part of the Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15, 2016.	10.3	10-Q	001-32395

10.21	Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips.	10.17	10-K	001-32395

10.22.1	ConocoPhillips Directors’ Charitable Gift Program.	10.40	10-K	000-49987

10.22.2	First and Second Amendments to the ConocoPhillips Directors’ Charitable Gift Program.	10	10-Q	001-32395

10.23	Amended and Restated 409A Annex to Nonqualified Deferred Compensation Arrangements of ConocoPhillips, dated January 1, 2020.	10.27	10-K	001-32395

10.24	Amendment and Restatement of ConocoPhillips Executive Severance Plan, dated December 2, 2021.	10.47	10-K	001-32395

10.25	Amendment and Restatement of the Burlington Resources Inc. Management Supplemental Benefits Plan, dated April 19, 2012.	10.9	10-Q	001-32395

10.26	Purchase and Sale Agreement, dated as of September 20, 2021, by and between Shell Enterprises LLC and ConocoPhillips.	10.1	10-Q	001-32395

10.27	Form of Aircraft Time Sharing Agreement by and between certain executives and ConocoPhillips dated June 21, 2021.	10.2	10-Q	001-32395

10.28	Letter agreement with Timothy A. Leach, dated April 28, 2022.	10.1	10-Q	001-32395

10.29*	Form of Aircraft Time Sharing Agreement by and between certain executives and ConocoPhillips dated November 14, 2023.

165	ConocoPhillips 2023 10-K

21*	List of Subsidiaries of ConocoPhillips.

22*	Subsidiary Guarantors of Guaranteed Securities.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of DeGolyer and MacNaughton.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

97.1	ConocoPhillips Clawback Policy dated October 3, 2012.

97.2*	ConocoPhillips Clawback Policy effective October 2, 2023.

99*	Report of DeGolyer and MacNaughton.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
**Furnished herewith.
† The schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ConocoPhillips agrees to furnish a copy of any schedule omitted from this exhibit to the SEC upon request.
‡ ConocoPhillips has previously been granted confidential treatment for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

ConocoPhillips 2023 10-K	166

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONOCOPHILLIPS

February 15, 2024	/s/ Ryan M. Lance
Ryan M. Lance Chairman of the Board of Directors and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 15, 2024, on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors.

Signature	Title

/s/ Ryan M. Lance	Chairman of the Board of Directors
Ryan M. Lance	and Chief Executive Officer
(Principal executive officer)

/s/ William L. Bullock, Jr.	Executive Vice President and
William L. Bullock, Jr.	Chief Financial Officer
(Principal financial officer)

/s/ Christopher P. Delk	Vice President, Controller
Christopher P. Delk	and General Tax Counsel
(Principal accounting officer)

167	ConocoPhillips 2023 10-K

/s/ Dennis V. Arriola	Director
Dennis V. Arriola

/s/ Gay Huey Evans	Director
Gay Huey Evans

/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres

/s/ Timothy A. Leach	Director
Timothy A. Leach

/s/ William H. McRaven	Director
William H. McRaven

/s/ Sharmila Mulligan	Director
Sharmila Mulligan

/s/ Eric D. Mullins	Director
Eric D. Mullins

/s/ Arjun N. Murti	Director
Arjun N. Murti

/s/ Robert A. Niblock	Director
Robert A. Niblock

/s/ David T. Seaton	Director
David T. Seaton

/s/ R.A. Walker	Director
R.A. Walker

ConocoPhillips 2023 10-K	168