Form 10-Q
period 2024-03-31
CONOCOPHILLIPS
filed 2024-05-02
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,169,533,976 shares of common stock, $.01 par value, outstanding at March 31, 2024.

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations
The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP NOK	British pound Norwegian kroner	DD&A	depreciation, depletion and amortization
		FASB	Financial Accounting Standards Board
Units of Measurement
BBL	barrel	FIFO	first-in, first-out
BCF	billion cubic feet	G&A	general and administrative
BOE	barrel of oil equivalent	GAAP	generally accepted accounting principles
MBD	thousands of barrels per day
MCF	thousand cubic feet	LIFO	last-in, first-out
MM	million	NPNS	normal purchase normal sale
MMBOE	million barrels of oil equivalent	PP&E	properties, plants and equipment
MBOED	thousand barrels of oil equivalent per day	VIE	variable interest entity
MMBOED	million barrels of oil equivalent per day
MMBTU	million British thermal units	Miscellaneous
MMCFD MTPA	million cubic feet per day million tonnes per annum	CERCLA	Federal Comprehensive Environmental Response Compensation and Liability Act
		DEI	diversity, equity and inclusion
Industry		EPA	Environmental Protection Agency
BLM	Bureau of Land Management	ESG	environmental, social and governance
CBM	coalbed methane	EU	European Union
CCS	carbon capture and storage	FERC	Federal Energy Regulatory Commission
E&P	exploration and production
FEED	front-end engineering and design	GHG	greenhouse gas
FID	final investment decision	HSE	health, safety and environment
FPS	floating production system	ICC	International Chamber of Commerce
FPSO	floating production, storage and	ICSID	World Bank’s International
	offloading		Centre for Settlement of
G&G	geological and geophysical		Investment Disputes
JOA	joint operating agreement	IRS	Internal Revenue Service
LNG	liquefied natural gas	OTC	over-the-counter
NGLs	natural gas liquids	NYSE	New York Stock Exchange
OPEC	Organization of Petroleum	SEC	U.S. Securities and Exchange
	Exporting Countries		Commission
PSC	production sharing contract	TSR	total shareholder return
PUDs	proved undeveloped reserves	U.K.	United Kingdom
SAGD	steam-assisted gravity drainage	U.S.	United States of America
WCS	Western Canadian Select	VROC	variable return of cash
WTI	West Texas Intermediate

1	ConocoPhillips 2024 Q1 10-Q

Financial Statements	Table of Contents
PART I. Financial Information
Item 1.    Financial Statements

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Revenues and Other Income
Sales and other operating revenues	$13,848	14,811
Equity in earnings of affiliates	421	499
Gain (loss) on dispositions	93	93
Other income	114	114
Total Revenues and Other Income	14,476	15,517
Costs and Expenses
Purchased commodities	5,334	6,138
Production and operating expenses	2,015	1,779
Selling, general and administrative expenses	178	159
Exploration expenses	112	138
Depreciation, depletion and amortization	2,211	1,942
Impairments	—	1
Taxes other than income taxes	555	576
Accretion on discounted liabilities	80	68
Interest and debt expense	205	188
Foreign currency transaction (gain) loss	(18)	(44)
Other expenses	(4)	10
Total Costs and Expenses	10,668	10,955
Income (loss) before income taxes	3,808	4,562
Income tax provision (benefit)	1,257	1,642
Net Income (Loss)	$2,551	2,920

Net Income (Loss) Per Share of Common Stock (dollars)
Basic	$2.16	2.38
Diluted	2.15	2.38
Weighted-Average Common Shares Outstanding (in thousands)
Basic	1,177,921	1,220,228
Diluted	1,180,320	1,223,355
See Notes to Consolidated Financial Statements.

ConocoPhillips 2024 Q1 10-Q	2

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Net Income (Loss)	$2,551	2,920
Other comprehensive income (loss)
Defined benefit plans
Reclassification adjustment for amortization of prior service cost (credit) included in net income (loss)	(9)	(9)
Net change	(9)	(9)
Reclassification adjustment for amortization of net actuarial losses (gains) included in net income (loss)	16	23
Net change	16	23
Income taxes on defined benefit plans	(2)	(3)
Defined benefit plans, net of tax	5	11
Unrealized holding gain (loss) on securities	(4)	6
Reclassification adjustment for (gain) loss included in net income (loss)	—	(1)
Income taxes on unrealized holding gain (loss) on securities	1	(1)
Unrealized holding gain (loss) on securities, net of tax	(3)	4
Foreign currency translation adjustments, net of tax	(230)	(42)
Unrealized gain (loss) on hedging activities	(20)	—
Income taxes on unrealized gain (loss) on hedging activities	4	—
Unrealized gain (loss) on hedging activities, net of tax	(16)	—
Other Comprehensive Income (Loss), Net of Tax	(244)	(27)
Comprehensive Income (Loss)	$2,307	2,893
See Notes to Consolidated Financial Statements.

3	ConocoPhillips 2024 Q1 10-Q

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	March 31 2024	December 31 2023
Assets
Cash and cash equivalents	$5,574	5,635
Short-term investments	487	971
Accounts and notes receivable (net of allowance of $4 and $3, respectively)	5,444	5,461
Accounts and notes receivable—related parties	14	13
Inventories	1,443	1,398
Prepaid expenses and other current assets	759	852
Total Current Assets	13,721	14,330
Investments and long-term receivables	9,132	9,130
Net properties, plants and equipment (net of accumulated DD&A of $75,697 and $74,361, respectively)	69,907	70,044
Other assets	2,588	2,420
Total Assets	$95,348	95,924

Liabilities
Accounts payable	$5,101	5,083
Accounts payable—related parties	37	34
Short-term debt	1,113	1,074
Accrued income and other taxes	2,116	1,811
Employee benefit obligations	405	774
Other accruals	1,391	1,229
Total Current Liabilities	10,163	10,005
Long-term debt	17,304	17,863
Asset retirement obligations and accrued environmental costs	7,141	7,220
Deferred income taxes	8,776	8,813
Employee benefit obligations	967	1,009
Other liabilities and deferred credits	1,672	1,735
Total Liabilities	46,023	46,645

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value)
Issued (2024—2,106,777,461 shares; 2023—2,103,772,516 shares)
Par value	21	21
Capital in excess of par	61,300	61,303
Treasury stock (at cost: 2024—937,243,485 shares; 2023—925,670,961 shares)	(66,974)	(65,640)
Accumulated other comprehensive income (loss)	(5,917)	(5,673)
Retained earnings	60,895	59,268
Total Equity	49,325	49,279
Total Liabilities and Equity	$95,348	95,924
See Notes to Consolidated Financial Statements.

ConocoPhillips 2024 Q1 10-Q	4

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$2,551	2,920
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	2,211	1,942
Impairments	—	1
Dry hole costs and leasehold impairments	19	68
Accretion on discounted liabilities	80	68
Deferred taxes	87	324
Distributions more (less) than income from equity affiliates	308	491
(Gain) loss on dispositions	(93)	(93)
Other	(66)	(35)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(76)	1,701
Decrease (increase) in inventories	(55)	(45)
Decrease (increase) in prepaid expenses and other current assets	74	255
Increase (decrease) in accounts payable	(85)	(1,266)
Increase (decrease) in taxes and other accruals	30	(928)
Net Cash Provided by Operating Activities	4,985	5,403
Cash Flows From Investing Activities
Capital expenditures and investments	(2,916)	(2,897)
Working capital changes associated with investing activities	169	208
Acquisition of businesses, net of cash acquired	49	—
Proceeds from asset dispositions	173	188
Net sales (purchases) of investments	405	1,065
Other	(21)	(12)
Net Cash Used in Investing Activities	(2,141)	(1,448)
Cash Flows From Financing Activities
Repayment of debt	(505)	(43)
Issuance of company common stock	(61)	(97)
Repurchase of company common stock	(1,325)	(1,700)
Dividends paid	(924)	(1,488)
Other	(10)	2
Net Cash Used in Financing Activities	(2,825)	(3,326)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(73)	(104)
Net Change in Cash, Cash Equivalents and Restricted Cash	(54)	525
Cash, cash equivalents and restricted cash at beginning of period	5,899	6,694
Cash, Cash Equivalents and Restricted Cash at End of Period	$5,845	7,219
Restricted cash of $271 million and $264 million is included in the "Other assets" line of our Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023, respectively.
See Notes to Consolidated Financial Statements.

5	ConocoPhillips 2024 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Notes to Consolidated Financial Statements
Note 1—Basis of Presentation
The interim-period financial information presented in the financial statements included in this report is unaudited and, in the opinion of management, includes all known accruals and adjustments necessary for a fair presentation of the consolidated financial position of ConocoPhillips, its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature unless otherwise disclosed. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2023 Annual Report on Form 10-K.

Note 2—Inventories

	Millions of Dollars
	March 31 2024	December 31 2023
Crude oil and natural gas	$723	676
Materials and supplies	720	722
Total inventories	$1,443	1,398

Inventories valued on the LIFO basis	$437	401

Note 3—Acquisitions and Dispositions
Surmont Acquisition
In October 2023, we completed our acquisition of the remaining 50 percent working interest in Surmont, an asset in our Canada segment, from TotalEnergies EP Canada Ltd. The final consideration for the all-cash transaction was $3.0 billion after customary adjustments (CAD $4.1 billion):

Fair value of consideration	Millions of Dollars
Cash paid	$2,635
Contingent consideration	320
Final Consideration	$2,955

The contingent consideration arrangement requires additional consideration to be paid to TotalEnergies EP Canada Ltd. up to $0.4 billion CAD over a five-year term. The contingent payments represent $2 million for every dollar that WCS pricing exceeds $52 per barrel during the month, subject to certain production targets being achieved. The undiscounted amount we could pay under this arrangement is up to $0.3 billion USD. The fair value of the contingent consideration on the acquisition date was $320 million and estimated by applying the income approach. As of March 31, 2024, we have made payments of $12 million USD under this arrangement, reflected in the "Other" line within the Financing Activities section of our Consolidated Statement of Cash Flows. See Note 11.

The transaction was accounted for as a business combination under FASB ASC Topic 805 using the acquisition method, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. By the end of the first quarter of 2024, we finalized the allocation of the purchase price to specific assets and liabilities. It was based on the fair value of final consideration and the conclusion of the fair value determination of long-lived assets and all other assets acquired and liabilities assumed.

Oil and gas properties were valued using a discounted cash flow approach incorporating market participant and internally generated price assumptions, production profiles and operating and development cost assumptions. The fair values of other assets acquired and liabilities assumed, which included accounts receivable, accounts payable, and most other current assets and current liabilities, were determined to be equivalent to the carrying value due to their short-term nature. The total consideration of $3 billion was allocated to the identifiable assets and liabilities based on fair values as of the acquisition date of October 4, 2023.

ConocoPhillips 2024 Q1 10-Q	6

Notes to Consolidated Financial Statements	Table of Contents

Recognized amounts of identifiable assets acquired and liabilities assumed	Millions of Dollars
Oil and gas properties	$3,082
Asset retirement obligations	(112)
Other	(15)
Total identifiable net assets	$2,955

With the completion of the transaction, we have acquired proved and unproved properties of approximately $2.9 billion and $0.2 billion, respectively.

Supplemental Pro Forma (unaudited)
The following table summarizes the unaudited supplemental pro forma financial information for the three-month period ending March 31, 2023, as if we had completed the acquisition on January 1, 2022.

	Millions of Dollars
	Three Months Ended March 31, 2023
Supplemental Pro Forma (unaudited)	As Reported	Pro Forma Surmont	Pro Forma Combined
Total Revenues and Other Income	$15,517	603	16,120
Income (loss) before income taxes	4,562	70	4,632
Net Income (Loss)	2,920	53	2,973

Earnings per share ($ per share):
Basic net income (loss)	$2.38		2.43
Diluted net income (loss)	2.38		2.42
The unaudited supplemental pro forma financial information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed on January 1, 2022, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma financial information for the three-month period ended March 31, 2023, is a result of combining the consolidated income statement of ConocoPhillips with the results of the assets acquired from TotalEnergies EP Canada Ltd. The pro forma results do not include transaction-related costs, nor any cost savings anticipated as a result of the transaction. The pro forma results include adjustments which relate primarily to DD&A, which is based on the unit-of-production method, resulting from the purchase price allocated to oil and gas properties. We believe the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected.

7	ConocoPhillips 2024 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 4—Investments and Long-Term Receivables
Australia Pacific LNG Pty Ltd. (APLNG)
In Australia, we hold a 47.5 percent shareholding interest in APLNG. At March 31, 2024, the outstanding balance of APLNG's debt was $4.5 billion under various previously entered facilities. The last principal and interest payment on these facilities is due in September 2030. See Note 8.
At March 31, 2024, the carrying value of our equity method investment in APLNG was approximately $5.2 billion.
Port Arthur LNG (PALNG)
In March 2023, we acquired a 30 percent direct equity investment in PALNG, a joint venture for the development of a large-scale LNG facility. At March 31, 2024, the carrying value of our equity method investment in PALNG was approximately $1.3 billion.
QatarEnergy LNG
Our equity method investments in Qatar include the following:
•QatarEnergy LNG N(3) (N3)—30 percent owned joint venture with affiliates of QatarEnergy (68.5 percent) and Mitsui & Co., Ltd. (1.5 percent)—produces and liquefies natural gas from Qatar’s North Field, as well as exports LNG.
•QatarEnergy LNG NFE(4) (NFE4)—25 percent owned joint venture with an affiliate of QatarEnergy (75 percent)—participant in the North Field East LNG project.
•QatarEnergy LNG NFS(3) (NFS3)—25 percent owned joint venture with an affiliate of QatarEnergy (75 percent)—participant in the North Field South LNG project.

At March 31, 2024, the carrying value of our equity method investments in Qatar was approximately $1.1 billion.

Note 5—Debt
Our debt balance at March 31, 2024 was $18.4 billion, compared with $18.9 billion at December 31, 2023. In March 2024, the company retired $461 million principal amount of our 2.125% Notes at maturity.

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
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at March 31, 2024, and at December 31, 2023.

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
At March 31, 2024, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis; therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

ConocoPhillips 2024 Q1 10-Q	8

Notes to Consolidated Financial Statements	Table of Contents
Note 6—Changes in Equity

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended March 31, 2024
Balances at December 31, 2023	$21	61,303	(65,640)	(5,673)	59,268	49,279
Net income (loss)					2,551	2,551
Other comprehensive income (loss)				(244)		(244)
Dividends declared
Ordinary ($0.58 per common share)					(687)	(687)
Variable return of cash ($0.20 per common share)					(237)	(237)
Repurchase of company common stock			(1,325)			(1,325)
Excise tax on share repurchases			(9)			(9)
Distributed under benefit plans		(3)				(3)
Balances at March 31, 2024	$21	61,300	(66,974)	(5,917)	60,895	49,325

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended March 31, 2023
Balances at December 31, 2022	$21	61,142	(60,189)	(6,000)	53,029	48,003
Net income (loss)					2,920	2,920
Other comprehensive income (loss)				(27)		(27)
Dividends declared
Ordinary ($0.51 per common share)					(625)	(625)
Variable return of cash ($0.60 per common share)					(731)	(731)
Repurchase of company common stock			(1,700)			(1,700)
Excise tax on share repurchases			(15)			(15)
Distributed under benefit plans		(42)				(42)
Balances at March 31, 2023	$21	61,100	(61,904)	(6,027)	54,593	47,783

Note 7—Suspended Wells
The capitalized cost of suspended wells at March 31, 2024 was $163 million, a decrease of $21 million from December 31, 2023. In the first quarter of 2024, after further evaluation, we recognized dry hole expenses of $18 million for the suspended Busta discovery well on license PL782S in the North Sea.

9	ConocoPhillips 2024 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 8—Guarantees
At March 31, 2024, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At March 31, 2024, we had multiple guarantees outstanding in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing March 2024 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee to be seven years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At March 31, 2024, the carrying value of this guarantee was approximately $14 million.

•In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy Limited in October 2008, we agreed to reimburse Origin Energy Limited for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements. The final guarantee expires in the fourth quarter of 2041. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $680 million ($1.1 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 13 to 22 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $480 million and would become payable if APLNG does not perform. At March 31, 2024, the carrying value of these guarantees was approximately $34 million.

QatarEnergy LNG Guarantees
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in NFE4 and NFS3. These guarantees have an approximate 30-year term with no maximum limit. At March 31, 2024, the carrying value of these guarantees was approximately $14 million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $620 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of one to five years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties. At March 31, 2024, there was no carrying value associated with these guarantees.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnification obligations at March 31, 2024, was approximately $20 million. Those related to environmental issues have terms that are generally indefinite, and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 9 for additional information about environmental liabilities.

ConocoPhillips 2024 Q1 10-Q	10

Notes to Consolidated Financial Statements	Table of Contents
Note 9—Contingencies, Commitments and Accrued Environmental Costs
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
For remediation activities in the U.S. and Canada, our consolidated balance sheet included a total environmental accrual of $184 million at both March 31, 2024 and December 31, 2023. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

11	ConocoPhillips 2024 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at March 31, 2024, we had performance obligations secured by letters of credit of $369 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
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

ConocoPhillips 2024 Q1 10-Q	12

Notes to Consolidated Financial Statements	Table of Contents
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

13	ConocoPhillips 2024 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The following table presents the gross fair values of our commodity derivatives, excluding collateral, on our consolidated balance sheet:

	Millions of Dollars
	March 31 2024	December 31 2023
Assets
Prepaid expenses and other current assets	$600	611
Other assets	125	113
Liabilities
Other accruals	569	567
Other liabilities and deferred credits	104	80
The gains (losses) from commodity derivatives included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Sales and other operating revenues	$54	28
Other income	—	1
Purchased commodities	(50)	(72)
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long (Short)
	March 31 2024	December 31 2023
Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(14)	(12)
Basis	(6)	(2)

ConocoPhillips 2024 Q1 10-Q	14

Notes to Consolidated Financial Statements	Table of Contents
Interest Rate Derivative Instruments
For the three-month period ended March 31, 2024, we recognized an unrealized loss of $20 million in other comprehensive income related to our share of PALNG's interest rate swaps designated as a cash flow hedge.

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
The following investments are carried on our consolidated balance sheet at cost, plus accrued interest, and the table reflects remaining maturities at March 31, 2024, and December 31, 2023:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	March 31 2024	December 31 2023	March 31 2024	December 31 2023
Cash	$576	474
Demand Deposits	1,553	1,424
Time Deposits
1 to 90 days	3,399	3,713	121	511
91 to 180 days				22
Within one year			3	3
U.S. Government Obligations
1 to 90 days	38	24	—	—
	$5,566	5,635	124	536

15	ConocoPhillips 2024 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at March 31, 2024, and December 31, 2023:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments		Investments and Long-Term Receivables
	March 31 2024	December 31 2023	March 31 2024	December 31 2023	March 31 2024	December 31 2023
Major Security Type
Corporate Bonds	$—	—	181	201	670	606
Commercial Paper	8	—	98	131
U.S. Government Obligations	—	—	75	89	172	189
U.S. Government Agency Obligations			—	5	7	7
Foreign Government Obligations			7	7	4	4
Asset-Backed Securities			2	2	213	183
	$8	—	363	435	1,066	989
Cash and Cash Equivalents and Short-Term Investments have remaining maturities within one year. Investments and Long-Term Receivables have remaining maturities greater than one year through five years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	March 31 2024	December 31 2023	March 31 2024	December 31 2023
Major Security Type
Corporate Bonds	$852	806	851	807
Commercial Paper	106	131	106	131
U.S. Government Obligations	249	278	247	278
U.S. Government Agency Obligations	7	12	7	12
Foreign Government Obligations	11	11	11	11
Asset-Backed Securities	215	184	215	185
	$1,440	1,422	1,437	1,424
As of March 31, 2024 total unrealized losses for debt securities classified as available for sale with net losses were $5 million. As of December 31, 2023, total unrealized gains for debt securities classified as available for sale with net gains were $5 million. No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.
For the three-month periods ended March 31, 2024 and March 31, 2023, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $222 million and $300 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.

ConocoPhillips 2024 Q1 10-Q	16

Notes to Consolidated Financial Statements	Table of Contents
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
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at March 31, 2024, and December 31, 2023, was $163 million and $181 million, respectively. For these instruments, no collateral was posted at March 31, 2024 and December 31, 2023. If our credit rating had been downgraded below investment grade at March 31, 2024, we would have been required to post $139 million of additional collateral, either with cash or letters of credit.

17	ConocoPhillips 2024 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 11—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during the three-month period ended March 31, 2024, nor during the year ended December 31, 2023.
Recurring Fair Value Measurement
Financial assets and liabilities reported at fair value on a recurring basis include our investments in debt securities classified as available for sale, commodity derivatives and our contingent consideration arrangement related to the Surmont acquisition. See Note 3.
•Level 1 derivative assets and liabilities primarily represent exchange-traded futures and options that are valued using unadjusted prices available from the underlying exchange. Level 1 financial assets also include our investments in U.S. government obligations classified as available for sale debt securities, which are valued using exchange prices.
•Level 2 derivative assets and liabilities primarily represent OTC swaps, options and forward purchase and sale contracts that are valued using adjusted exchange prices, prices provided by brokers or pricing service companies that are all corroborated by market data. Level 2 financial assets also include our investments in debt securities classified as available for sale, including investments in corporate bonds, commercial paper, asset-backed securities, U.S. government agency obligations and foreign government obligations that are valued using pricing provided by brokers or pricing service companies that are corroborated with market data.
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
•Level 3 liabilities include the fair value of future quarterly contingent payments to TotalEnergies EP Canada Ltd. in connection with the acquisition of the remaining 50 percent working interest in Surmont completed in 2023. Contingent consideration consists of total payments up to approximately $0.4 billion CAD over a five-year term ending in the fourth quarter of 2028. The contingent payments represent $2 million for every dollar that the monthly WCS average pricing exceeds $52 per barrel. The terms include adjustments related to not achieving certain production targets. During the first quarter of 2024, we made payments of approximately $12 million USD to TotalEnergies EP Canada Ltd. under this arrangement. These payments are recognized in the "Other" line within the Financing Activities section of our Consolidated Statement of Cash Flows. The fair value of the remaining contingent consideration as of March 31, 2024 is calculated using the income approach and is largely based on the estimated commodity price outlook using a combination of external pricing service companies' and our internal price outlook (unobservable input) and a discount rate consistent with those used by principal market participants (observable input). Impact of other unobservable inputs on the fair value as of March 31, 2024 was not significant.

ConocoPhillips 2024 Q1 10-Q	18

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in debt securities	$248	1,189	—	1,437	278	1,146	—	1,424
Commodity derivatives	338	314	73	725	308	301	115	724
Total assets	$586	1,503	73	2,162	586	1,447	115	2,148

Liabilities
Commodity derivatives	$371	280	22	673	350	283	14	647
Contingent consideration	—	—	305	305	—	—	312	312
Total liabilities	$371	280	327	978	350	283	326	959
The range and arithmetic average of the significant unobservable input used in the Level 3 fair value measurement was as follows:

	Fair Value (Millions of Dollars)	Valuation Technique	Unobservable Input	Range (Arithmetic Average)
Contingent consideration - Surmont as of:
March 31, 2024	$305	Discounted cash flow	Commodity price outlook* ($/BOE)	$61.13 - $69.70 ($64.48)
December 31, 2023	312			$45.48 - $63.04 ($57.45)
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

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
March 31, 2024
Assets	$725	41	684	411	273	2	271
Liabilities	673	37	636	411	225	39	186

December 31, 2023
Assets	$724	39	685	375	310	4	306
Liabilities	647	34	613	375	238	47	191
At March 31, 2024 and December 31, 2023, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

19	ConocoPhillips 2024 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	March 31 2024	December 31 2023	March 31 2024	December 31 2023
Financial assets
Commodity derivatives	312	345	312	345
Investments in debt securities	1,437	1,424	1,437	1,424
Financial liabilities
Total debt, excluding finance leases	17,339	17,808	17,789	18,621
Commodity derivatives	223	225	223	225

ConocoPhillips 2024 Q1 10-Q	20

Notes to Consolidated Financial Statements	Table of Contents
Note 12—Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheet includes:

	Millions of Dollars
	Defined Benefit Plans	Unrealized Holding Gain/(Loss) on Securities	Foreign Currency Translation	Unrealized Gain/(Loss) on Hedging Activities	Accumulated Other Comprehensive Income/(Loss)
December 31, 2023	$(393)	2	(5,344)	62	(5,673)
Other comprehensive income (loss)	5	(3)	(230)	(16)	(244)
March 31, 2024	$(388)	(1)	(5,574)	46	(5,917)
The following table summarizes reclassifications out of accumulated other comprehensive income (loss) and into net income (loss):

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Defined benefit plans*	$5	11
*The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $2 million and $3 million for the three-month periods ended March 31, 2024 and March 31, 2023, respectively. See Note 14.

Note 13—Cash Flow Information

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Cash Payments
Interest	$254	209
Income taxes	707	1,062

Net Sales (Purchases) of Investments
Short-term investments purchased	$(118)	(269)
Short-term investments sold	673	1,513
Long-term investments purchased	(199)	(210)
Long-term investments sold	49	31
	$405	1,065

21	ConocoPhillips 2024 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 14—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Int'l.	U.S.	Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$12	10	13	10	—	—
Interest cost	19	29	19	28	1	1
Expected return on plan assets	(16)	(41)	(15)	(37)
Amortization of prior service credit	—	—	—	—	(9)	(9)
Recognized net actuarial loss (gain)	2	14	3	17	—	(1)
Settlements	—	—	4	—
Net periodic benefit cost	$17	12	24	18	(8)	(9)
The components of net periodic benefit cost, other than the service cost component, are included in the "Other expenses" line of our consolidated income statement.

Note 15—Related Party Transactions
Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Significant Transactions with Equity Affiliates
Operating revenues and other income	$17	21
Operating expenses and selling, general and administrative expenses	55	78

ConocoPhillips 2024 Q1 10-Q	22

Notes to Consolidated Financial Statements	Table of Contents
Note 16—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Revenue from contracts with customers	$12,307	11,964
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	1,565	3,127
Financial derivative contracts	(24)	(280)
Consolidated sales and other operating revenues	$13,848	14,811
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

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Revenue from Contracts Outside the Scope of ASC Topic 606 by Segment
Lower 48	$1,259	2,508
Canada	217	567
Europe, Middle East and North Africa	89	52
Physical contracts meeting the definition of a derivative	$1,565	3,127

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Revenue from Contracts Outside the Scope of ASC Topic 606 by Product
Crude oil	$—	47
Natural gas	1,199	2,725
Other	366	355
Physical contracts meeting the definition of a derivative	$1,565	3,127
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

23	ConocoPhillips 2024 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Receivables and Contract Liabilities
Receivables from Contracts with Customers
At March 31, 2024, the “Accounts and notes receivable” line on our consolidated balance sheet included trade receivables of $4,415 million compared with $4,414 million at December 31, 2023, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared to trade receivables where NPNS has been elected.
Contract Liabilities from Contracts with Customers
We have entered into certain agreements under which we license our proprietary technology, including the Optimized Cascade® process technology, to customers to maximize the efficiency of LNG plants. These agreements typically provide for milestone payments to be made during and after the construction phases of the LNG plant. The payments are not directly related to our performance obligations under the contract and are recorded as deferred revenue to be recognized when the customer is able to benefit from their right to use the applicable licensed technology. Revenue recognized during the three-month period ended March 31, 2024 was immaterial. No revenue was recognized during the three-month period ended March 31, 2023. We expect to recognize the outstanding contract liabilities of $27 million as of March 31, 2024, as revenue during the years 2026, 2028 and 2029.

Note 17—Earnings Per Share
The following table presents the calculation of net income (loss) available to common shareholders and basic and diluted EPS. For the periods presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
	Three Months Ended March 31
	2024	2023
Basic earnings per share

Net Income (Loss)	$2,551	2,920
Less: Dividends and undistributed earnings
allocated to participating securities	9	11
Net Income (Loss) available to common shareholders	$2,542	2,909
Weighted-average common shares outstanding (in millions)	1,178	1,220
Net Income (Loss) Per Share of Common Stock	$2.16	2.38

Diluted earnings per share

Net Income (Loss) available to common shareholders	$2,542	2,909
Weighted-average common shares outstanding (in millions)	1,178	1,220
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs (in millions)	2	3
Weighted-average diluted shares outstanding (in millions)	1,180	1,223
Net Income (Loss) Per Share of Common Stock	$2.15	2.38

ConocoPhillips 2024 Q1 10-Q	24

Notes to Consolidated Financial Statements	Table of Contents
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
Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Sales and Other Operating Revenues
Alaska	$1,670	1,735
Lower 48	9,309	10,049
Intersegment eliminations	(1)	(4)
Lower 48	9,308	10,045
Canada	1,444	1,183
Intersegment eliminations	(508)	(340)
Canada	936	843
Europe, Middle East and North Africa	1,457	1,702
Asia Pacific	474	464
Corporate and Other	3	22
Consolidated sales and other operating revenues	$13,848	14,811

Sales and Other Operating Revenues by Geographic Location(1)
U.S.	$10,980	11,802
Canada	936	843
China	213	202
Libya	500	370
Malaysia	261	261
Norway	624	651
U.K.	333	681
Other foreign countries	1	1
Worldwide consolidated	$13,848	14,811

Sales and Other Operating Revenues by Product
Crude oil	$9,563	8,904
Natural gas	1,882	4,412
Natural gas liquids	680	695
Other(2)	1,723	800
Consolidated sales and other operating revenues by product	$13,848	14,811
(1)Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2)Includes bitumen and power.

25	ConocoPhillips 2024 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Net Income (Loss)
Alaska	$346	416
Lower 48	1,381	1,852
Canada	180	6
Europe, Middle East and North Africa	304	365
Asia Pacific	512	522
Other International	(1)	1
Corporate and Other	(171)	(242)
Consolidated net income (loss)	$2,551	2,920

	Millions of Dollars
	March 31 2024	December 31 2023
Total Assets
Alaska	$16,701	16,174
Lower 48	42,586	42,415
Canada	10,028	10,277
Europe, Middle East and North Africa	8,021	8,396
Asia Pacific	8,530	8,903
Corporate and Other	9,482	9,759
Consolidated total assets	$95,348	95,924
Note 19—Income Taxes
Our effective tax rate for the three-month periods ended March 31, 2024, and 2023, was 33.0 percent and 36.0 percent, respectively. The change in the effective tax rate for the three-month period ending March 31, 2024 is primarily due to the recognition of a Malaysian tax benefit, described below, and a shift in our mix of income among our tax jurisdictions.

During the first quarter of 2024, we recorded a $76 million tax benefit associated with a deepwater investment tax incentive for Malaysia Blocks J and G.

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

Note 20—New Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures” which sets forth improvements to the current segment disclosure requirements in accordance with Topic 280 “Segment Reporting.” The amendments do not change how we identify our operating segments. On adoption, the disclosure improvements will be applied retrospectively to prior periods presented. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” which enhances the disclosure requirements within Topic 740 “Income Taxes.” The enhancements will impact our financial statement disclosures only and will be applied prospectively with retrospective application permitted. The ASU is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU.

ConocoPhillips 2024 Q1 10-Q	26

Management’s Discussion and Analysis	Table of Contents
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis is the company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “ambition," “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “will,” “would” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 47.
The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss).
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies based on production and reserves, with operations and activities in 13 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; global LNG developments; oil sands in Canada; and an inventory of global exploration prospects. Headquartered in Houston, Texas, at March 31, 2024, we employed approximately 10,000 people worldwide and had total assets of $95 billion.

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

In May, we reconfirmed our 2024 planned return of capital to shareholders of at least $9 billion through our three-tier return of capital framework. We also declared a second quarter ordinary dividend of $0.58 per share and a VROC payment of $0.20 per share.

27	ConocoPhillips 2024 Q1 10-Q

Management’s Discussion and Analysis	Table of Contents
Operationally, we remain focused on safely executing the business while also progressing key strategic initiatives. At Willow, project activity continued to ramp up during our first major winter construction season following FID late last year. In the Lower 48, we continued to execute our program, focusing on operating and capital efficiencies. Internationally, after reaching first production in projects in Canada, Norway and China at the end of 2023, we see production growth as those projects continued to ramp up through additional wells online. Also in March 2024, we received a license extension until 2045 on the partner-operated Heidrun field in Norway.

Production was 1,902 MBOED in the first quarter of 2024, an increase of 110 MBOED from the same period a year ago. After adjusting for impacts from closed acquisitions and dispositions, first-quarter 2024 production increased by 43 MBOED or two percent from the same period a year ago.

First-quarter 2024 production resulted in $5.0 billion of cash provided by operating activities. We also returned $1.3 billion to shareholders through share repurchases and $0.9 billion through our ordinary dividend and a VROC. We ended the quarter with cash, cash equivalents, restricted cash and short-term investments totaling $6.3 billion and long-term investments in debt securities of $1.1 billion.

Also in the first quarter of 2024, we re-invested $2.9 billion into the business in the form of capital expenditures and investments, with over half of the expenditures related to flexible, short-cycle unconventional plays in the Lower 48 segment, where our production has access to both domestic and export markets.

ConocoPhillips 2024 Q1 10-Q	28

Management’s Discussion and Analysis	Table of Contents
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

120
100
80
60
40
20
WTI/Brent $/Bbl
9
8
7
6
5
4
3
2
1
—
HH $/MMBTU
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
WTI - $/Bbl
Brent - $/Bbl
HH - $/MMBTU

Brent crude oil prices averaged $83.24 per barrel in the first quarter of 2024, an increase of 2 percent compared with $81.27 per barrel in the first quarter of 2023. WTI at Cushing crude oil prices averaged $76.96 per barrel in the first quarter of 2024, an increase of 1 percent compared with $76.13 per barrel in the first quarter of 2023. Oil prices in the first quarter of 2024 were supported by global oil demand growth, voluntary production cuts by OPEC Plus members and geopolitical risks impacting trade flows.
Henry Hub natural gas prices averaged $2.25 per MMBTU in the first quarter of 2024, a decrease of 35 percent compared with $3.44 per MMBTU in the first quarter of 2023. Henry Hub prices decreased due to mild winter weather resulting in excess North American natural gas storage levels.
Our realized bitumen price averaged $44.30 per barrel in the first quarter of 2024, an increase of 50 percent compared with $29.49 per barrel in the first quarter of 2023. The increase in the first quarter of 2024 was driven by narrowing WCS differentials as a result of improving heavy oil demand in Asia and a more favorable sales mix with a lower proportion sold by rail. We continue to optimize bitumen price realizations through diluent recovery unit operating improvements as well as blending and transportation strategies.
For the first quarter of 2024, our total average realized price was $56.60 per BOE compared with $60.86 per BOE in the first quarter of 2023.

29	ConocoPhillips 2024 Q1 10-Q

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
Significant items during the first quarter of 2024 and recent announcements included the following:
•Delivered total company production of 1,902 MBOED;
•Produced 1,046 MBOED in the Lower 48, including 736 MBOED from Permian, 197 MBOED from the Eagle Ford and 96 MBOED from the Bakken;
•Executed a successful first major winter construction season at Willow in Alaska and advanced development of LNG projects in the U.S. and Qatar;
•Continued ramp-up from recent international project startups including Surmont Pad 267 in Canada, several sub-sea tiebacks in Norway and Bohai Phase 4B in China;
•Progressed Montney development program following startup of the second phase of the company's central processing facility in Canada, resulting in record production for the asset;
•Achieved 1,000th LNG cargo export milestone at Australia Pacific LNG Pty Ltd. in April;
•Distributed $2.2 billion to shareholders through a three-tier framework, including $1.3 billion through share repurchases and $0.9 billion through the ordinary dividend and VROC;
•Retired debt of $0.5 billion at maturity; and
•Ended the quarter with cash, cash equivalents, restricted cash and short-term investments of $6.3 billion and long-term investments in debt securities of $1.1 billion.

Outlook
Production
Second quarter 2024 production is expected to be 1.91 to 1.95 MMBOED.

All full-year guidance items remain unchanged.

ConocoPhillips 2024 Q1 10-Q	30

Results of Operations	Table of Contents
Results of Operations
Unless otherwise indicated, discussion of consolidated results for the three-month period ended March 31, 2024, is based on a comparison with the corresponding period of 2023.
Consolidated Results
A summary of the company's net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Alaska	$346	416
Lower 48	1,381	1,852
Canada	180	6
Europe, Middle East and North Africa	304	365
Asia Pacific	512	522
Other International	(1)	1
Corporate and Other	(171)	(242)
Net income (loss)	$2,551	2,920
Net income (loss) in the first quarter of 2024 decreased $369 million. First quarter earnings were negatively impacted by:
•Lower realized gas and NGL commodity prices.
•Lower commercial performance and timing.
•Higher DD&A expenses due to higher rates across our segments and higher volumes primarily in our Canada segment resulting from our acquisition of additional working interest in Surmont, which closed in October 2023. See Note 3.
•Higher production and operating expenses primarily driven by higher production volumes associated with our acquisition of additional working interest in Surmont in addition to higher expenses in our Lower 48 and Alaska segments due to higher lease operating expenses and well work activities of approximately $55 million and higher transportation related charges of approximately $44 million. See Note 3.
•Lower LNG sales prices, reflected in equity in earnings of affiliates.
Offsets to the earnings decreases include:
•Higher sales volumes driven primarily by our Surmont acquisition in our Canada segment. See Note 3.
•Higher realized bitumen and crude oil prices.
•A tax benefit of $76 million recorded in the first quarter of 2024 associated with deepwater investment tax incentive for Malaysia Blocks J and G. See Note 19.

See the “Segment Results” section for additional information.

31	ConocoPhillips 2024 Q1 10-Q

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.
Sales and other operating revenues decreased $963 million, primarily due to lower realized natural gas and NGL prices, partially offset by higher sales volumes resulting from our acquisition of additional working interest in Surmont in our Canada segment, which closed in October 2023, and higher realized bitumen and crude prices. See Note 3.

Equity in earnings of affiliates decreased $78 million, due to lower earnings driven by lower LNG prices.
Purchased commodities decreased $804 million, primarily due to lower gas prices partially offset by higher purchased volumes across all commodities.
Production and operating expenses increased $236 million, due to higher production volumes resulting from our acquisition of additional working interest in Surmont in our Canada segment in addition to higher expenses in our Lower 48 and Alaska segments due to higher lease operating expenses and well work activities of approximately $55 million and higher transportation related charges of approximately $44 million. See Note 3.

DD&A expenses increased $269 million, mainly due to higher rates across our segments as well as higher volumes primarily in our Canada segment resulting from the acquisition of additional working interest in Surmont. See Note 3.

See Note 19—Income Taxes for information regarding our Income tax provision (benefit) and effective tax rate.

ConocoPhillips 2024 Q1 10-Q	32

Results of Operations	Table of Contents
Summary Operating Statistics

	Three Months Ended March 31
	2024	2023
Average Net Production
Crude oil (MBD)
Consolidated operations	928	926
Equity affiliates	16	11
Total crude oil	944	937

Natural gas liquids (MBD)
Consolidated operations	271	264
Equity affiliates	8	7
Total natural gas liquids	279	271

Bitumen (MBD)	129	69

Natural gas (MMCFD)
Consolidated operations	2,035	1,922
Equity affiliates	1,267	1,166
Total natural gas	3,302	3,088

Total Production (MBOED)	1,902	1,792

	Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated operations	$78.67	77.60
Equity affiliates	76.94	80.97
Total crude oil	78.64	77.65

Natural gas liquids (per bbl)
Consolidated operations	23.35	24.97
Equity affiliates	52.09	57.71
Total natural gas liquids	24.25	25.84

Bitumen (per bbl)	44.30	29.49

Natural gas (per MCF)
Consolidated operations	2.91	5.65
Equity affiliates	8.26	9.95
Total natural gas	5.02	7.30

	Millions of Dollars
Exploration Expenses
General administrative, geological and geophysical, lease rental and other	$93	70
Leasehold impairment	—	19
Dry holes	19	49
	$112	138

33	ConocoPhillips 2024 Q1 10-Q

Results of Operations	Table of Contents
We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. At March 31, 2024, our operations were producing in the U.S., Norway, Canada, Australia, China, Malaysia, Qatar and Libya.
Total production in the first quarter of 2024 was 1,902 MBOED, an increase of 110 MBOED or six percent. Production increases include:
•New wells online in the Lower 48, Alaska, Australia, Canada, China, Libya and Norway.
•Our Surmont acquisition, which closed in October 2023.
Production increases were partially offset by normal field decline.
After adjusting for impacts from closed acquisitions and dispositions, first-quarter 2024 production increased by 43 MBOED or two percent from the same period a year ago.

ConocoPhillips 2024 Q1 10-Q	34

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of segment results for the three-month period ended March 31, 2024, is based on a comparison with the corresponding period of 2023 and are shown after-tax.

Alaska

	Three Months Ended March 31
	2024	2023
Net Income (Loss) ($MM)	$346	416

Average Net Production
Crude oil (MBD)	180	179
Natural gas liquids (MBD)	14	18
Natural gas (MMCFD)	42	42
Total Production (MBOED)	201	204

Average Sales Prices
Crude oil ($ per bbl)	$83.59	82.22
Natural gas ($ per MCF)	3.91	4.58
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of March 31, 2024, Alaska contributed 15 percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Earnings from Alaska decreased $70 million in the first quarter of 2024. Decreases to earnings include:
•Higher DD&A expenses due to higher rates primarily as a result of year-end downward reserve revisions.
•Higher production and operating expenses primarily due to higher well work activity of $13 million and higher transportation related costs of $11 million.
•Higher exploration expenses primarily due to increased seismic work of $26 million.
Offsets to the earnings decreases were primarily driven by the absence of first-quarter 2023 dry hole expenses.

Production
Average production decreased 3 MBOED in the first quarter of 2024. Decreases to production were primarily due to normal field decline.
Production decreases were partly offset by new wells online and improved performance at our Western North Slope and Greater Kuparuk Area assets.

35	ConocoPhillips 2024 Q1 10-Q

Results of Operations	Table of Contents
Lower 48

	Three Months Ended March 31
	2024	2023
Net Income (Loss) ($MM)	$1,381	1,852

Average Net Production
Crude oil (MBD)	553	561
Natural gas liquids (MBD)	247	239
Natural gas (MMCFD)	1,479	1,418
Total Production (MBOED)	1,046	1,036

Average Sales Prices
Crude oil ($ per bbl)	$75.51	74.36
Natural gas liquids ($ per bbl)	22.67	24.58
Natural gas ($ per MCF)	1.57	2.92
The Lower 48 segment consists of operations located in the U.S. Lower 48 states, as well as producing properties in the Gulf of Mexico. As of March 31, 2024, the Lower 48 contributed 60 percent of our consolidated liquids production and 73 percent of our consolidated natural gas production.
Net Income (Loss)
Earnings from the Lower 48 decreased $471 million in the first quarter of 2024. Decreases to earnings include:
•Lower realized natural gas and NGL prices.
•Lower commercial performance and timing.
•Higher production and operating expenses primarily due to increased lease operating expenses of $36 million and increased transportation related costs of $31 million.
•Higher DD&A expenses primarily due to higher rates driven from increased capital additions.
Offsets to the earnings decrease were primarily driven by higher natural gas and NGL sales volumes.
Production
Average production increased 10 MBOED in the first quarter of 2024. Increases to production were primarily due to new wells online from our development programs in the Delaware Basin, Eagle Ford, Midland Basin and Bakken.
Production increases were partly offset by normal field decline.

ConocoPhillips 2024 Q1 10-Q	36

Results of Operations	Table of Contents
Canada

	Three Months Ended March 31
	2024	2023
Net Income (Loss) ($MM)	$180	6

Average Net Production
Crude oil (MBD)	18	6
Natural gas liquids (MBD)	6	3
Bitumen (MBD)	129	69
Natural gas (MMCFD)	100	64
Total Production (MBOED)	170	89

Average Sales Prices
Crude oil ($ per bbl)	$64.40	65.07
Natural gas liquids ($ per bbl)	35.47	29.02
Bitumen ($ per bbl)	44.30	29.49
Natural gas ($ per MCF)*	1.01	4.64
*Average sales prices include unutilized transportation costs.
Our Canadian operations consist of the Surmont oil sands development in Alberta and the Montney unconventional play in British Columbia. As of March 31, 2024, Canada contributed 12 percent of our consolidated liquids production and five percent of our consolidated natural gas production.
Net Income (Loss)
Earnings from Canada increased $174 million in the first quarter of 2024. Increases to earnings include:
•Higher sales volumes primarily related to our Surmont acquisition, which closed in October 2023. See Note 3.
•Higher realized bitumen prices.
Offsets to the earnings increases include:
•Higher production and operating expenses primarily due to higher production volumes as a result of our increased working interest in Surmont. See Note 3.
•Higher DD&A expenses of $51 million primarily due to higher production volumes as a result of our Surmont acquisition, partially offset by lower rates in Surmont.
Production
Average production increased 81 MBOED in the first quarter of 2024. Increases to production include:
•Higher volumes as a result of our increased working interest in Surmont. See Note 3.
•New wells online in the Montney and Surmont.
Production increases were partly offset by normal field decline.

37	ConocoPhillips 2024 Q1 10-Q

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	Three Months Ended March 31
	2024	2023
Net Income (Loss) ($MM)	$304	365

Consolidated Operations
Average Net Production
Crude oil (MBD)	118	117
Natural gas liquids (MBD)	4	4
Natural gas (MMCFD)	358	342
Total Production (MBOED)	182	178

Average Sales Prices
Crude oil ($ per bbl)	$84.83	83.52
Natural gas liquids ($ per bbl)	46.32	47.91
Natural gas ($ per MCF)	8.81	17.18
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea and the Norwegian Sea, Qatar, Libya and commercial and terminalling operations in the U.K. As of March 31, 2024, our Europe, Middle East and North Africa operations contributed nine percent of our consolidated liquids production and 17 percent of our consolidated natural gas production.
Net Income (Loss)
Earnings from Europe, Middle East and North Africa decreased by $61 million in the first quarter of 2024. Decreases to earnings include:
•Lower realized natural gas prices.
•Lower foreign exchange gains of approximately $19 million related to USD and EUR strengthening against the NOK.
Offsets to the earnings decrease were primarily driven by higher sales volumes.
Consolidated Production
Average consolidated production increased 4 MBOED in the first quarter of 2024. Increases to production were primarily due to new wells online and improved performance in both Norway and Libya.
Production increases were partly offset by normal field decline.

Exploration Activity
In the first quarter of 2024, we charged $18 million before-tax as dry hole expense for the Busta suspended discovery well on license PL782S that was drilled in 2019.

ConocoPhillips 2024 Q1 10-Q	38

Results of Operations	Table of Contents
Asia Pacific

	Three Months Ended March 31
	2024	2023
Net Income (Loss) ($MM)	$512	522

Consolidated Operations
Average Net Production
Crude oil (MBD)	59	63
Natural gas (MMCFD)	56	56
Total Production (MBOED)	68	72

Average Sales Prices
Crude oil ($ per bbl)	$85.05	83.50
Natural gas ($ per MCF)	3.68	4.30
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Asia Pacific segment has operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. As of March 31, 2024, Asia Pacific contributed four percent of our consolidated liquids production and three percent of our consolidated natural gas production.
Net Income (Loss)
Earnings from Asia Pacific decreased $10 million in the first quarter of 2024. Decreases to earnings were primarily driven by lower earnings from equity affiliates due to lower LNG sales prices.
Offsets to the earnings decreases were primarily driven by a $76 million tax benefit associated with a deepwater investment tax incentive for Malaysia Blocks J and G. See Note 19.
Consolidated Production
Average consolidated production decreased 4 MBOED in the first quarter of 2024. Decreases to production were primarily due to normal field decline.
Production decreases were partly offset by Bohai Bay development activity in China.

39	ConocoPhillips 2024 Q1 10-Q

Results of Operations	Table of Contents
Other International

	Three Months Ended March 31
	2024	2023
Net Income (Loss) ($MM)	$(1)	1
The Other International segment consists of activities associated with prior operations in other countries.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Net Income (Loss)
Net interest expense	$(93)	(90)
Corporate general and administrative expenses	(105)	(90)
Technology	(24)	6
Other income (expense)	51	(68)
	$(171)	(242)
Net interest expense consists of interest and financing expense, net of interest income and capitalized interest.
Corporate G&A expenses include compensation programs and staff costs. Corporate G&A expenses increased $15 million in the first quarter of 2024, primarily due to mark-to-market adjustments associated with certain compensation programs.
Technology includes our investments in low-carbon and other new technologies or businesses and licensing revenues. Other new technologies or businesses and licensing activities are focused on both conventional and tight oil reservoirs, shale gas, oil sands, enhanced oil recovery, as well as LNG.
Other income (expense) or “Other” includes certain consolidating tax-related items, foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains/losses on the early retirement of debt, holding gains or losses on equity securities and pension settlement expense. In the first quarter of 2024, “Other” improved $119 million primarily due to the absence of a first-quarter 2023 consolidating tax adjustment as well as higher tax benefits related to stock compensation in the first quarter of 2024.

ConocoPhillips 2024 Q1 10-Q	40

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars
	March 31 2024	December 31 2023
Cash and cash equivalents	$5,574	5,635
Short-term investments	487	971
Total debt	18,417	18,937
Total equity	49,325	49,279
Percent of total debt to capital*	27%	28
Percent of floating-rate debt to total debt	2%	2
*Capital includes total debt and total equity.
To meet our short-term and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs, and our ability to sell securities using our shelf registration statement. During the first three months of 2024, the primary uses of our available cash were $2.9 billion to support our ongoing capital expenditures and investments program, $1.3 billion to repurchase common stock, $0.9 billion to pay the ordinary dividend and VROC, and $0.5 billion to retire debt at maturity.
At March 31, 2024, we had total liquidity of $11.6 billion, comprised of cash and cash equivalents of $5.6 billion, short-term investments of $0.5 billion, and available borrowing capacity under our credit facility of $5.5 billion. In addition, we have $1.1 billion of long-term investments in debt securities. We believe current cash balances and cash generated by operating activities, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, acquisitions, dividend payments and debt obligations.

Significant Changes in Capital
Operating Activities
Cash provided by operating activities was $5.0 billion for the first three months of 2024, compared with $5.4 billion for the corresponding period of 2023. The decrease is primarily due to lower realized natural gas prices, partially offset by higher bitumen prices and higher production volumes.
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

41	ConocoPhillips 2024 Q1 10-Q

Capital Resources and Liquidity	Table of Contents
Investing Activities
For the first three months of 2024, we invested $2.9 billion in capital expenditures and investments. Our 2024 operating plan capital expenditures are currently expected to be between $11.0 billion to $11.5 billion. Our 2023 capital expenditures and investments were $11.2 billion. See the “Capital Expenditures and Investments” section.

In the first three months of 2024, we invested $0.3 billion in LNG projects, including Port Arthur Liquefaction Holdings, LLC (PALNG), QatarEnergy LNG NFE(4) (NFE4), and QatarEnergy LNG NFS(3) (NFS3).

We invest in short-term and long-term investments as part of our cash investment strategy, the primary objective of which is to protect principal, maintain liquidity and provide yield and total returns. These investments include time deposits, commercial paper and debt securities classified as available for sale. Funds for short-term needs to support our operating plan and provide resiliency to react to short-term price volatility are invested in highly liquid instruments with maturities less than one year. Funds we consider available to maintain resiliency in longer term price downturns and to capture opportunities outside a given operating plan may be invested in instruments with maturities greater than one year.
Investing activities in the first three months of 2024 included net sales of $405 million of investments. We had net sales of $555 million of short-term investments and net purchases of $150 million of long-term investments. See Note 13.
Financing Activities
We have a revolving credit facility totaling $5.5 billion with an expiration date of February 2027. The credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at March 31, 2024.

Our debt balance at March 31, 2024 was $18.4 billion compared with $18.9 billion at December 31, 2023. The current portion of debt, including future payments for finance leases, is $1.1 billion at March 31, 2024. In March 2024, the company retired $461 million principal amount of our 2.125% Notes at maturity. Debt payments are expected to be made using current cash balances and cash provided by operating activities.
In March 2024, Moody's affirmed our long-term credit rating included below. The current credit ratings on our long-term debt are:

•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: "A2" with a "stable" outlook

See Note 5 for additional information on debt and the revolving credit facility.
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At March 31, 2024, and December 31, 2023, we had direct bank letters of credit of $369 million and $340 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.
Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we have the ability to issue and sell an indeterminate number of various types of debt and equity securities.

ConocoPhillips 2024 Q1 10-Q	42

Capital Resources and Liquidity	Table of Contents
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Expenditures and Investments” section.

We believe in delivering value to our shareholders through our current three-tier return of capital framework. The framework is structured to deliver a compelling, growing ordinary dividend, a discretionary VROC payment, and through-cycle share repurchases. The VROC provides a flexible tool for meeting our commitment of returning greater than 30 percent of cash from operating activities during periods where commodity prices are meaningfully higher than our planning price range. Our expected 2024 total return of capital is at least $9 billion.

In the first three months of 2024, we paid ordinary dividends of $0.58 per share and VROC payments of $0.20 per share. In the first three months of 2023, we paid ordinary dividends of $0.51 per share and VROC payments of $0.70 per share.

In May 2024, we declared an ordinary dividend of $0.58 per share and a VROC payment of $0.20 per share, payable June 3, 2024, to shareholders of record on May 13, 2024.

In late 2016, we initiated our current share repurchase program. As of October 2022, we had announced a total authorization to repurchase up to $45 billion of our common stock. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. As of March 31, 2024, share repurchases since the inception of our current program totaled 395.0 million shares and $30.1 billion. In the three months ended March 31, 2024, we repurchased 11.6 million shares for a cost of $1.3 billion.

See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2023 Annual Report on Form 10-K.

Capital Expenditures and Investments

	Millions of Dollars
	Three Months Ended March 31
	2024	2023
Alaska	$720	406
Lower 48	1,616	1,704
Canada	152	136
Europe, Middle East and North Africa	219	209
Asia Pacific	45	63
Corporate and Other	164	379
Capital expenditures and investments	$2,916	2,897
During the first three months of 2024, capital expenditures and investments supported key operating activities and acquisitions, primarily:
•Appraisal and development activities in Alaska related to the Western North Slope, inclusive of Willow, and development activities in the Greater Kuparuk Area.
•Development activities in the Lower 48, primarily in the Delaware Basin, Eagle Ford, Midland Basin and Bakken.
•Appraisal and development activities in the Montney as well as development and optimization of Surmont in Canada.
•Development activities across assets in Norway.
•Continued development activities in Malaysia and China.
•Investments in PALNG, NFE4, and NFS3.
Our 2024 operating plan capital expenditure guidance is currently expected to be $11.0 billion to $11.5 billion. Our operating plan capital was $11.2 billion in 2023.

43	ConocoPhillips 2024 Q1 10-Q

Capital Resources and Liquidity	Table of Contents
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented below:
Summarized Income Statement Data

Millions of Dollars
Three Months Ended March 31, 2024
Revenues and Other Income	$9,190
Income (loss) before income taxes*	2,462
Net Income (Loss)	2,551
*Includes approximately $1.9 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

	Millions of Dollars
	March 31, 2024	December 31, 2023
Current assets	$6,236	8,008
Amounts due from Non-Obligated Subsidiaries, current	1,443	1,565
Noncurrent assets	94,794	91,155
Amounts due from Non-Obligated Subsidiaries, noncurrent	9,550	8,936
Current liabilities	7,938	7,337
Amounts due to Non-Obligated Subsidiaries, current	4,643	3,990
Noncurrent liabilities	50,232	49,105
Amounts due to Non-Obligated Subsidiaries, noncurrent	32,859	31,241

ConocoPhillips 2024 Q1 10-Q	44

Capital Resources and Liquidity	Table of Contents
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
Environmental
We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. For a discussion of the most significant of these environmental laws and regulations, including those with associated remediation obligations, see the “Environmental” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 56–58 of our 2023 Annual Report on Form 10-K.
We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of March 31, 2024, there were 15 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws.
For remediation activities in the U.S. and Canada, our consolidated balance sheet included a total environmental accrual of $184 million at both March 31, 2024 and December 31, 2023. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
See Part I—Item 1A—Risk Factors – "We expect to continue to incur substantial capital expenditures and operating costs as a result of our compliance with existing and future environmental laws and regulations," in our 2023 Annual Report on Form 10-K and Note 9 for information on environmental litigation.
Climate Change
Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated state, national and international laws and regulations focusing on GHG or methane emissions reduction. These proposed or promulgated laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our results of operations and financial condition. For examples of legislation and precursors for possible regulation that do or could affect our operations, see the “Climate Change” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 58–59 of our 2023 Annual Report on Form 10-K.

45	ConocoPhillips 2024 Q1 10-Q

Capital Resources and Liquidity	Table of Contents
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
An important component of our Climate Risk Strategy is the Plan for the Net-Zero Energy Transition (the 'Plan'). The Plan outlines how we intend to play a valued role in the energy transition by executing on our Triple Mandate to: reliably and responsibly meet energy transition pathway demand, deliver competitive returns on and of capital and focus on achieving our net-zero operational emissions ambition. The Plan also outlines how we intend to apply our strategic capabilities and resources to meet the challenges posed by climate change in an economically viable, accountable and actionable way that balances the interests of our stakeholders.
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
In support of addressing our Scope 1 and 2 emissions, in 2023, we made progress in several key areas:
•Continued to refine our Paris-aligned climate risk strategy.
•Accelerated our GHG intensity reduction target to 50-60 percent by 2030 from a 2016 baseline for both gross operated and net equity emissions.
•Achieved the Gold Standard Pathway in the Oil and Gas Methane Partnership 2.0 Initiative.
•Implemented our new near-zero 2030 methane emissions intensity target of approximately 1.5 kilogram carbon dioxide equivalent per BOE or of 0.15 percent of gas produced.
Our emissions reduction efforts and net-zero ambition are supported by our multi-disciplinary Low-Carbon Technology organization. See Part I—Item 1A—Risk Factors – "Existing and future laws, regulations and internal initiatives relating to global climate changes, such as limitations on GHG emissions, may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products," and "Broader investor and societal attention to and efforts to address global climate change may limit who can do business with us or our access to financial markets and could subject us to litigation," in our 2023 Annual Report on Form 10-K and Note 9 for information on climate change litigation.

ConocoPhillips 2024 Q1 10-Q	46

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
•Substantial investment in and development of or use of competing or alternative energy sources, including as a result of existing or future environmental rules and regulations.
•The impact of broader societal attention to and efforts to address climate change may impact our access to capital and insurance.
•Potential failures or delays in delivering on our current or future low-carbon strategy, including our inability to develop new technologies.
•The impact of public health crises, including pandemics (such as COVID-19) and epidemics, and any related company or government policies or actions.

47	ConocoPhillips 2024 Q1 10-Q

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
•Potential disruption or interruption of our operations and any resulting consequences due to accidents, extraordinary weather events; supply chain disruptions; civil unrest; political events; war; terrorism; cybersecurity threats and information technology failures, constraints or disruptions.
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
•The factors generally described in Part I—Item 1A in our 2023 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.

ConocoPhillips 2024 Q1 10-Q	48

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2024 does not differ materially from that discussed under Item 7A in our 2023 Annual Report on Form 10-K.

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At March 31, 2024, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively at March 31, 2024.
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

PART II. Other Information
Item 1.    Legal Proceedings

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the quarter ended March 31, 2024. See Note 9 for information regarding other legal and administrative proceedings.
Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A of our 2023 Annual Report on Form 10-K.

49	ConocoPhillips 2024 Q1 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2024	1,732,172	$111.55	1,732,172	$15,997
February 1 - 29, 2024	3,841,551	111.51	3,841,551	15,569
March 1 - 31, 2024	5,998,801	117.25	5,998,801	14,866
	11,572,524		11,572,524
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase program. As of October 2022, we had announced a total authorization to repurchase up to $45 billion of our common stock. As of March 31, 2024, we had repurchased $30.1 billion of shares. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2023 Annual Report on Form 10-K.

Item 5.    Other Information

Insider Trading Arrangements
During the three-month period ended March 31, 2024, no officer or director of the company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ConocoPhillips 2024 Q1 10-Q	50

Item 6.     Exhibits

10.1*
Form of Performance Share Unit Award Terms and Conditions for Performance Period 24, as part of the ConocoPhillips Performance Share Program granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2024.

10.2*
Form of Executive Restricted Stock Unit Award Terms and Conditions, as part of the ConocoPhillips Executive Restricted Stock Unit Program, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2024.

10.3*	Form of 2024 Retention Award Terms and Conditions, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.

10.4*	Form of 2024 Inducement Award Terms and Conditions, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
**Furnished herewith.

51	ConocoPhillips 2024 Q1 10-Q

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Christopher P. Delk
Christopher P. Delk
Vice President, Controller
and General Tax Counsel
May 2, 2024

ConocoPhillips 2024 Q1 10-Q	52