Form 10-Q
period 2024-06-30
CONOCOPHILLIPS
filed 2024-08-01
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,161,249,790 shares of common stock, $.01 par value, outstanding at June 30, 2024.

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations
The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP NOK	British pound Norwegian kroner	DD&A	depreciation, depletion and amortization
		FASB	Financial Accounting Standards Board
Units of Measurement
BBL	barrel	FIFO	first-in, first-out
BCF	billion cubic feet	G&A	general and administrative
BOE	barrel of oil equivalent	GAAP	generally accepted accounting principles
MBD	thousand barrels per day
MCF	thousand cubic feet	LIFO	last-in, first-out
MM	million	NPNS	normal purchase normal sale
MMBOE	million barrels of oil equivalent	PP&E	properties, plants and equipment
MBOED	thousand barrels of oil equivalent per day	VIE	variable interest entity
MMBOED	million barrels of oil equivalent per day
MMBTU	million British thermal units	Miscellaneous
MMCFD MTPA	million cubic feet per day million tonnes per annum	CERCLA	Federal Comprehensive Environmental Response Compensation and Liability Act
		DEI	diversity, equity and inclusion
Industry		EPA	Environmental Protection Agency
BLM	Bureau of Land Management	ESG	environmental, social and governance
CBM	coalbed methane	EU	European Union
CCS	carbon capture and storage	FERC	Federal Energy Regulatory Commission
E&P	exploration and production
FEED	front-end engineering and design	GHG	greenhouse gas
FID	final investment decision	HSE	health, safety and environment
FPS	floating production system	ICC	International Chamber of Commerce
FPSO	floating production, storage and	ICSID	World Bank’s International
	offloading		Centre for Settlement of
G&G	geological and geophysical		Investment Disputes
JOA	joint operating agreement	IRS	Internal Revenue Service
LNG	liquefied natural gas	OTC	over-the-counter
NGLs	natural gas liquids	NYSE	New York Stock Exchange
OPEC	Organization of Petroleum	SEC	U.S. Securities and Exchange
	Exporting Countries		Commission
PSC	production sharing contract	TSR	total shareholder return
PUDs	proved undeveloped reserves	U.K.	United Kingdom
SAGD	steam-assisted gravity drainage	U.S.	United States of America
WCS	Western Canadian Select	VROC	variable return of cash
WTI	West Texas Intermediate

1	ConocoPhillips 2024 Q2 10-Q

Financial Statements	Table of Contents
PART I. Financial Information
Item 1.    Financial Statements

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Revenues and Other Income
Sales and other operating revenues	$13,620	12,351	27,468	27,162
Equity in earnings of affiliates	403	412	824	911
Gain (loss) on dispositions	(5)	(1)	88	92
Other income	118	122	232	236
Total Revenues and Other Income	14,136	12,884	28,612	28,401
Costs and Expenses
Purchased commodities	4,858	4,616	10,192	10,754
Production and operating expenses	2,164	1,886	4,179	3,665
Selling, general and administrative expenses	164	205	342	364
Exploration expenses	102	83	214	221
Depreciation, depletion and amortization	2,334	2,010	4,545	3,952
Impairments	34	—	34	1
Taxes other than income taxes	536	512	1,091	1,088
Accretion on discounted liabilities	80	68	160	136
Interest and debt expense	198	179	403	367
Foreign currency transaction (gain) loss	9	(14)	(9)	(58)
Other expenses	(2)	(23)	(6)	(13)
Total Costs and Expenses	10,477	9,522	21,145	20,477
Income (loss) before income taxes	3,659	3,362	7,467	7,924
Income tax provision (benefit)	1,330	1,130	2,587	2,772
Net Income (Loss)	$2,329	2,232	4,880	5,152

Net Income (Loss) Per Share of Common Stock (dollars)
Basic	$1.99	1.84	4.15	4.23
Diluted	1.98	1.84	4.14	4.22
Weighted-Average Common Shares Outstanding (in thousands)
Basic	1,168,198	1,207,443	1,173,410	1,213,800
Diluted	1,170,299	1,210,342	1,175,595	1,216,743
See Notes to Consolidated Financial Statements.

ConocoPhillips 2024 Q2 10-Q	2

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net Income (Loss)	$2,329	2,232	4,880	5,152
Other comprehensive income (loss)
Defined benefit plans
Reclassification adjustment for amortization of prior service cost (credit) included in net income (loss)	(10)	(10)	(19)	(19)
Net change	(10)	(10)	(19)	(19)
Reclassification adjustment for amortization of net actuarial losses (gains) included in net income (loss)	16	19	32	42
Net change	16	19	32	42
Income taxes on defined benefit plans	(2)	(3)	(4)	(6)
Defined benefit plans, net of tax	4	6	9	17
Unrealized holding gain (loss) on securities	(1)	(3)	(5)	3
Reclassification adjustment for (gain) loss included in net income (loss)	—	(1)	—	(2)
Income taxes on unrealized holding gain (loss) on securities	—	1	1	—
Unrealized holding gain (loss) on securities, net of tax	(1)	(3)	(4)	1
Foreign currency translation adjustments, net of tax	(73)	99	(303)	57
Unrealized gain (loss) on hedging activities	33	—	13	—
Income taxes on unrealized gain (loss) on hedging activities	(7)	—	(3)	—
Unrealized gain (loss) on hedging activities, net of tax	26	—	10	—
Other Comprehensive Income (Loss), Net of Tax	(44)	102	(288)	75
Comprehensive Income (Loss)	$2,285	2,334	4,592	5,227
See Notes to Consolidated Financial Statements.

3	ConocoPhillips 2024 Q2 10-Q

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	June 30 2024	December 31 2023
Assets
Cash and cash equivalents	$4,294	5,635
Short-term investments	1,723	971
Accounts and notes receivable (net of allowance of $4 and $3, respectively)	5,285	5,461
Accounts and notes receivable—related parties	22	13
Inventories	1,447	1,398
Prepaid expenses and other current assets	963	852
Total Current Assets	13,734	14,330
Investments and long-term receivables	9,304	9,130
Net properties, plants and equipment (net of accumulated DD&A of $77,911 and $74,361, respectively)	70,226	70,044
Other assets	2,730	2,420
Total Assets	$95,994	95,924

Liabilities
Accounts payable	$5,065	5,083
Accounts payable—related parties	91	34
Short-term debt	1,312	1,074
Accrued income and other taxes	2,016	1,811
Employee benefit obligations	516	774
Other accruals	1,324	1,229
Total Current Liabilities	10,324	10,005
Long-term debt	17,040	17,863
Asset retirement obligations and accrued environmental costs	7,238	7,220
Deferred income taxes	8,927	8,813
Employee benefit obligations	990	1,009
Other liabilities and deferred credits	1,730	1,735
Total Liabilities	46,249	46,645

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value)
Issued (2024—2,106,906,457 shares; 2023—2,103,772,516 shares)
Par value	21	21
Capital in excess of par	61,381	61,303
Treasury stock (at cost: 2024—945,656,667 shares; 2023—925,670,961 shares)	(68,005)	(65,640)
Accumulated other comprehensive income (loss)	(5,961)	(5,673)
Retained earnings	62,309	59,268
Total Equity	49,745	49,279
Total Liabilities and Equity	$95,994	95,924
See Notes to Consolidated Financial Statements.

ConocoPhillips 2024 Q2 10-Q	4

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Six Months Ended June 30
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$4,880	5,152
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	4,545	3,952
Impairments	34	1
Dry hole costs and leasehold impairments	48	102
Accretion on discounted liabilities	160	136
Deferred taxes	211	489
Distributions more (less) than income from equity affiliates	364	652
(Gain) loss on dispositions	(88)	(92)
Other	10	(7)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	148	2,246
Decrease (increase) in inventories	(57)	(23)
Decrease (increase) in prepaid expenses and other current assets	(147)	295
Increase (decrease) in accounts payable	(183)	(1,614)
Increase (decrease) in taxes and other accruals	(21)	(2,032)
Net Cash Provided by Operating Activities	9,904	9,257
Cash Flows From Investing Activities
Capital expenditures and investments	(5,885)	(5,820)
Working capital changes associated with investing activities	173	86
Acquisition of businesses, net of cash acquired	49	—
Proceeds from asset dispositions	178	426
Net sales (purchases) of investments	(794)	1,549
Other	(13)	(5)
Net Cash Used in Investing Activities	(6,292)	(3,764)
Cash Flows From Financing Activities
Issuance of debt	—	1,093
Repayment of debt	(563)	(1,200)
Issuance of company common stock	(57)	(95)
Repurchase of company common stock	(2,346)	(3,000)
Dividends paid	(1,839)	(2,838)
Other	(63)	(11)
Net Cash Used in Financing Activities	(4,868)	(6,051)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(69)	(162)
Net Change in Cash, Cash Equivalents and Restricted Cash	(1,325)	(720)
Cash, cash equivalents and restricted cash at beginning of period	5,899	6,694
Cash, Cash Equivalents and Restricted Cash at End of Period	$4,574	5,974
Restricted cash of $280 million and $264 million is included in the "Other assets" line of our Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023, respectively.
See Notes to Consolidated Financial Statements.

5	ConocoPhillips 2024 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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

Note 2—Inventories

	Millions of Dollars
	June 30 2024	December 31 2023
Crude oil and natural gas	$723	676
Materials and supplies	724	722
Total inventories	$1,447	1,398

Inventories valued on the LIFO basis	$409	401

Note 3—Acquisitions and Dispositions
Marathon Oil Corporation Announced Acquisition
For discussion regarding our announced acquisition of Marathon Oil Corporation (Marathon Oil), see Note 20.

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

The contingent consideration arrangement requires additional consideration to be paid to TotalEnergies EP Canada Ltd. up to $0.4 billion CAD over a five-year term. The contingent payments represent $2 million for every dollar that WCS pricing exceeds $52 per barrel during the month, subject to certain production targets being achieved. The undiscounted amount we could pay under this arrangement is up to $0.3 billion USD. The fair value of the contingent consideration on the acquisition date was $320 million and estimated by applying the income approach. For the six-month period ended June 30, 2024, we have made payments of $67 million USD under this arrangement, reflected in the "Other" line within the Financing Activities section of our Consolidated Statement of Cash Flows. See Note 11.

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

ConocoPhillips 2024 Q2 10-Q	6

Notes to Consolidated Financial Statements	Table of Contents
Oil and gas properties were valued using a discounted cash flow approach incorporating market participant and internally generated price assumptions, production profiles and operating and development cost assumptions. The fair values of other assets acquired and liabilities assumed, which included accounts receivable, accounts payable, and most other current assets and current liabilities, were determined to be equivalent to the carrying value due to their short-term nature. The total consideration of $3.0 billion was allocated to the identifiable assets and liabilities based on fair values as of the acquisition date of October 4, 2023.

Recognized amounts of identifiable assets acquired and liabilities assumed	Millions of Dollars
Oil and gas properties	$3,082
Asset retirement obligations	(112)
Other	(15)
Total identifiable net assets	$2,955

With the completion of the transaction, we have acquired proved and unproved properties of approximately $2.9 billion and $0.2 billion, respectively.

Supplemental Pro Forma (unaudited)
The following table summarizes the unaudited supplemental pro forma financial information for the three- and six-month periods ended June 30, 2023, as if we had completed the acquisition on January 1, 2022.

	Millions of Dollars
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Supplemental Pro Forma (unaudited)	As Reported	Pro Forma Surmont	Pro Forma Combined	As Reported	Pro Forma Surmont	Pro Forma Combined
Total Revenues and Other Income	$12,884	689	13,573	28,401	1,292	29,693
Income (loss) before income taxes	3,362	159	3,521	7,924	229	8,153
Net Income (Loss)	2,232	121	2,353	5,152	174	5,326

Earnings per share ($ per share):
Basic net income (loss)	$1.84		1.94	4.23		4.37
Diluted net income (loss)	1.84		1.94	4.22		4.36
The unaudited supplemental pro forma financial information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed on January 1, 2022, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma financial information for the three- and six-month periods ended June 30, 2023, is a result of combining the consolidated income statement of ConocoPhillips with the results of the assets acquired from TotalEnergies EP Canada Ltd. The pro forma results do not include transaction-related costs, nor any cost savings anticipated as a result of the transaction. The pro forma results include adjustments which relate primarily to DD&A, which is based on the unit-of-production method, resulting from the purchase price allocated to oil and gas properties. We believe the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected.

Note 4—Investments and Long-Term Receivables
Australia Pacific LNG Pty Ltd. (APLNG)
In Australia, we hold a 47.5 percent shareholding interest in APLNG. At June 30, 2024, the outstanding balance of APLNG's debt was $4.3 billion under various previously entered facilities. The last principal and interest payment on these facilities is due in September 2030. See Note 7.
At June 30, 2024, the carrying value of our equity method investment in APLNG was approximately $5.1 billion.

7	ConocoPhillips 2024 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Port Arthur LNG (PALNG)
In March 2023, we acquired a 30 percent direct equity investment in PALNG, a joint venture for the development of a large-scale LNG facility. At June 30, 2024, the carrying value of our equity method investment in PALNG was approximately $1.5 billion.
Qatar LNG Projects
Our equity method investments in Qatar include the following:
•QatarEnergy LNG N(3) (N3)—30 percent owned joint venture with an affiliate of QatarEnergy (68.5 percent) and Mitsui & Co., Ltd. (1.5 percent)—produces and liquefies natural gas from Qatar’s North Field, as well as exports LNG.
•QatarEnergy LNG NFE(4) (NFE4)—25 percent owned joint venture with affiliates of QatarEnergy (70 percent) and China National Petroleum Corporation (5 percent)—participant in the North Field East LNG project.
•QatarEnergy LNG NFS(3) (NFS3)—25 percent owned joint venture with an affiliate of QatarEnergy (75 percent)—participant in the North Field South LNG project.

At June 30, 2024, the carrying value of our equity method investments in Qatar was approximately $1.2 billion.

During the second quarter of 2024, we were notified that an affiliate of QatarEnergy transferred a 5 percent joint venture interest in NFE4 to an affiliate of China National Petroleum Corporation. As a result, we have concluded NFE4 is a VIE and we are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly impact economic performance of NFE4.

Note 5—Debt
Our debt balance at June 30, 2024 was $18.4 billion, compared with $18.9 billion at December 31, 2023.

In the first quarter of 2024, the company retired $461 million principal amount of our 2.125% Notes at maturity.

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
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at June 30, 2024, and at December 31, 2023.

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
At June 30, 2024, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis; therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

ConocoPhillips 2024 Q2 10-Q	8

Notes to Consolidated Financial Statements	Table of Contents
Note 6—Changes in Equity

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended June 30, 2024
Balances at March 31, 2024	$21	61,300	(66,974)	(5,917)	60,895	49,325
Net income (loss)					2,329	2,329
Other comprehensive income (loss)				(44)		(44)
Dividends declared
Ordinary ($0.58 per common share)					(680)	(680)
Variable return of cash ($0.20 per common share)					(235)	(235)
Repurchase of company common stock			(1,021)			(1,021)
Excise tax on share repurchases			(10)			(10)
Distributed under benefit plans		81				81
Balances at June 30, 2024	$21	61,381	(68,005)	(5,961)	62,309	49,745

For the six months ended June 30, 2024
Balances at December 31, 2023	$21	61,303	(65,640)	(5,673)	59,268	49,279
Net income (loss)					4,880	4,880
Other comprehensive income (loss)				(288)		(288)
Dividends declared
Ordinary ($1.16 per common share)					(1,368)	(1,368)
Variable return of cash ($0.40 per common share)					(471)	(471)
Repurchase of company common stock			(2,346)			(2,346)
Excise tax on share repurchases			(19)			(19)
Distributed under benefit plans		78				78
Balances at June 30, 2024	$21	61,381	(68,005)	(5,961)	62,309	49,745

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended June 30, 2023
Balances at March 31, 2023	$21	61,100	(61,904)	(6,027)	54,593	47,783
Net income (loss)					2,232	2,232
Other comprehensive income (loss)				102		102
Dividends declared
Ordinary ($0.51 per common share)					(620)	(620)
Variable return of cash ($0.60 per common share)					(723)	(723)
Repurchase of company common stock			(1,300)			(1,300)
Excise tax on share repurchases			(13)			(13)
Distributed under benefit plans		69				69
Other					1	1
Balances at June 30, 2023	$21	61,169	(63,217)	(5,925)	55,483	47,531

For the six months ended June 30, 2023
Balances at December 31, 2022	$21	61,142	(60,189)	(6,000)	53,029	48,003
Net income (loss)					5,152	5,152
Other comprehensive income (loss)				75		75
Dividends declared
Ordinary ($1.02 per common share)					(1,245)	(1,245)
Variable return of cash ($1.20 per common share)					(1,454)	(1,454)
Repurchase of company common stock			(3,000)			(3,000)
Excise tax on share repurchases			(28)			(28)
Distributed under benefit plans		27				27
Other					1	1
Balances at June 30, 2023	$21	61,169	(63,217)	(5,925)	55,483	47,531

9	ConocoPhillips 2024 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 7—Guarantees
At June 30, 2024, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At June 30, 2024, we had multiple guarantees outstanding in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing June 2024 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee to be seven years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At June 30, 2024, the carrying value of this guarantee was approximately $14 million.

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
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 13 to 21 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $490 million and would become payable if APLNG does not perform. At June 30, 2024, the carrying value of these guarantees was approximately $34 million.

QatarEnergy LNG Guarantees
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in NFE4 and NFS3. These guarantees have an approximate 30-year term with no maximum limit. At June 30, 2024, the carrying value of these guarantees was approximately $14 million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $620 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of one to five years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties. At June 30, 2024, there was no carrying value associated with these guarantees.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnification obligations at June 30, 2024, was approximately $20 million. Those related to environmental issues have terms that are generally indefinite, and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 8 for additional information about environmental liabilities.

ConocoPhillips 2024 Q2 10-Q	10

Notes to Consolidated Financial Statements	Table of Contents
Note 8—Contingencies, Commitments and Accrued Environmental Costs
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
For remediation activities in the U.S. and Canada, our consolidated balance sheet included a total environmental accrual of $184 million at both June 30, 2024 and December 31, 2023. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

11	ConocoPhillips 2024 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at June 30, 2024, we had performance obligations secured by letters of credit of $262 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
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
In 2014, ConocoPhillips filed a separate and independent arbitration under the rules of the ICC against PDVSA under the contracts that had established the Petrozuata and Hamaca projects. The ICC Tribunal issued an award in April 2018, finding that PDVSA owed ConocoPhillips approximately $2 billion under their agreements in connection with the expropriation of the projects and other pre-expropriation fiscal measures. In August 2018, ConocoPhillips entered into a settlement with PDVSA to recover the full amount of this ICC award, plus interest through the payment period, including initial payments totaling approximately $500 million within a period of 90 days from the time of signing the settlement agreement. The balance of the settlement was to be paid quarterly over a period of four and a half years. Per the settlement, PDVSA recognized the ICC award as a judgment in various jurisdictions, and ConocoPhillips agreed to suspend its legal enforcement actions. ConocoPhillips sent notices of default to PDVSA on October 14 and November 12, 2019, and to date PDVSA has failed to cure its breach. As a result, ConocoPhillips has resumed legal enforcement actions. To date, ConocoPhillips has received approximately $784 million in connection with the ICC award. ConocoPhillips has ensured that the settlement and any actions taken in enforcement thereof meet all appropriate U.S. regulatory requirements, including those related to any applicable sanctions imposed by the U.S. against Venezuela.
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

ConocoPhillips 2024 Q2 10-Q	12

Notes to Consolidated Financial Statements	Table of Contents
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

Note 9—Suspended Wells and Exploration Expenses
The capitalized cost of suspended wells at June 30, 2024 was $164 million, a decrease of $20 million from December 31, 2023. In the first quarter of 2024, after further evaluation, we recognized dry hole expenses of $18 million for the suspended Busta discovery well on license PL782S in the North Sea.

Exploration Expenses
In the second quarter of 2024, we recognized $22 million as dry hole expense primarily for two partner operated exploration wells in the Alvheim area of the Norwegian sector of the North Sea.

13	ConocoPhillips 2024 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The following table presents the gross fair values of our commodity derivatives, excluding collateral, on our consolidated balance sheet:

	Millions of Dollars
	June 30 2024	December 31 2023
Assets
Prepaid expenses and other current assets	$512	611
Other assets	123	113
Liabilities
Other accruals	483	567
Other liabilities and deferred credits	104	80
The gains (losses) from commodity derivatives included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Sales and other operating revenues	$32	(16)	86	12
Other income	—	(2)	—	(1)
Purchased commodities	(29)	16	(79)	(56)
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long (Short)
	June 30 2024	December 31 2023
Commodity
Natural gas and power (billions of cubic feet equivalent)
Fixed price	(18)	(12)
Basis	9	(2)

ConocoPhillips 2024 Q2 10-Q	14

Notes to Consolidated Financial Statements	Table of Contents
Interest Rate Derivative Instruments
For the three- and six-month periods ended June 30, 2024, we recognized an unrealized gain of $33 million and $13 million, respectively in other comprehensive income (loss) related to our share of PALNG's interest rate swaps designated as a cash flow hedge. For the three- and six-month periods ended June 30, 2023, the impact of these instruments on our financial statements was negligible.

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
The following investments are carried on our consolidated balance sheet at cost, plus accrued interest, and the table reflects remaining maturities at June 30, 2024, and December 31, 2023:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	June 30 2024	December 31 2023	June 30 2024	December 31 2023
Cash	$662	474
Demand Deposits	1,157	1,424
Time Deposits
1 to 90 days	1,539	3,713	1,270	511
91 to 180 days			20	22
Within one year			6	3
U.S. Government Obligations
1 to 90 days	918	24	—	—
	$4,276	5,635	1,296	536

15	ConocoPhillips 2024 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at June 30, 2024, and December 31, 2023:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments		Investments and Long-Term Receivables
	June 30 2024	December 31 2023	June 30 2024	December 31 2023	June 30 2024	December 31 2023
Major Security Type
Corporate Bonds	$1	—	247	201	650	606
Commercial Paper	17	—	112	131
U.S. Government Obligations	—	—	43	89	172	189
U.S. Government Agency Obligations			—	5	7	7
Foreign Government Obligations			7	7	4	4
Asset-Backed Securities			18	2	201	183
	$18	—	427	435	1,034	989
Cash and Cash Equivalents and Short-Term Investments have remaining maturities within one year. Investments and Long-Term Receivables have remaining maturities greater than one year through five years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	June 30 2024	December 31 2023	June 30 2024	December 31 2023
Major Security Type
Corporate Bonds	$900	806	898	807
Commercial Paper	129	131	129	131
U.S. Government Obligations	217	278	215	278
U.S. Government Agency Obligations	7	12	7	12
Foreign Government Obligations	11	11	11	11
Asset-Backed Securities	219	184	219	185
	$1,483	1,422	1,479	1,424
As of June 30, 2024 total unrealized losses for debt securities classified as available for sale with net losses were $5 million. As of December 31, 2023, total unrealized gains for debt securities classified as available for sale with net gains were $5 million. No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.
For the three- and six-month periods ended June 30, 2024, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $231 million and $455 million, respectively. For the three- and six-month periods ended June 30, 2023, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $251 million and $551 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.

ConocoPhillips 2024 Q2 10-Q	16

Notes to Consolidated Financial Statements	Table of Contents
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
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at June 30, 2024, and December 31, 2023, was $134 million and $181 million, respectively. For these instruments, collateral posted at June 30, 2024 was $8 million and no collateral was posted at December 31, 2023. If our credit rating had been downgraded below investment grade at June 30, 2024, we would have been required to post $92 million of additional collateral, either with cash or letters of credit.

17	ConocoPhillips 2024 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 11—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during the six-month period ended June 30, 2024, nor during the year ended December 31, 2023.
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
•Level 3 liabilities include the fair value of future quarterly contingent payments to TotalEnergies EP Canada Ltd. in connection with the acquisition of the remaining 50 percent working interest in Surmont completed in 2023. Contingent consideration consists of total payments up to approximately $0.4 billion CAD over a five-year term ending in the fourth quarter of 2028. The contingent payments represent $2 million for every dollar that the monthly WCS average pricing exceeds $52 per barrel. The terms include adjustments related to not achieving certain production targets. During the six-month period ended June 30, 2024, we made payments of approximately $67 million USD to TotalEnergies EP Canada Ltd. under this arrangement. These payments are recognized in the "Other" line within the Financing Activities section of our Consolidated Statement of Cash Flows. The fair value of the remaining contingent consideration as of June 30, 2024 is calculated using the income approach and is largely based on the estimated commodity price outlook using a combination of external pricing service companies' and our internal price outlook (unobservable input) and a discount rate consistent with those used by principal market participants (observable input). The impact of other unobservable inputs on the fair value as of June 30, 2024 was not significant.

ConocoPhillips 2024 Q2 10-Q	18

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in debt securities	$215	1,264	—	1,479	278	1,146	—	1,424
Commodity derivatives	298	287	50	635	308	301	115	724
Total assets	$513	1,551	50	2,114	586	1,447	115	2,148

Liabilities
Commodity derivatives	$333	240	14	587	350	283	14	647
Contingent consideration	—	—	249	249	—	—	312	312
Total liabilities	$333	240	263	836	350	283	326	959
The range and arithmetic average of the significant unobservable input used in the Level 3 fair value measurement was as follows:

	Fair Value (Millions of Dollars)	Valuation Technique	Unobservable Input	Range (Arithmetic Average)
Contingent consideration - Surmont as of:
June 30, 2024	$249	Discounted cash flow	Commodity price outlook* ($/BOE)	$59.99 - $67.34 ($62.38)
December 31, 2023	312			$45.48 - $63.04 ($57.45)
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

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
June 30, 2024
Assets	$635	16	619	368	251	1	250
Liabilities	587	16	571	368	203	41	162

December 31, 2023
Assets	$724	39	685	375	310	4	306
Liabilities	647	34	613	375	238	47	191
At June 30, 2024 and December 31, 2023, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

19	ConocoPhillips 2024 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	June 30 2024	December 31 2023	June 30 2024	December 31 2023
Financial assets
Commodity derivatives	266	345	266	345
Investments in debt securities	1,479	1,424	1,479	1,424
Financial liabilities
Total debt, excluding finance leases	17,318	17,808	17,321	18,621
Commodity derivatives	178	225	178	225

ConocoPhillips 2024 Q2 10-Q	20

Notes to Consolidated Financial Statements	Table of Contents
Note 12—Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheet includes:

	Millions of Dollars
	Defined Benefit Plans	Unrealized Holding Gain/(Loss) on Securities	Foreign Currency Translation	Unrealized Gain/(Loss) on Hedging Activities	Accumulated Other Comprehensive Income/(Loss)
December 31, 2023	$(393)	2	(5,344)	62	(5,673)
Other comprehensive income (loss)	9	(4)	(303)	10	(288)
June 30, 2024	$(384)	(2)	(5,647)	72	(5,961)
The following table summarizes reclassifications out of accumulated other comprehensive income (loss) and into net income (loss):

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Defined benefit plans*	$4	6	9	17
*The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $2 million and $3 million for the three-month periods ended June 30, 2024 and June 30, 2023, respectively, and $4 million and $6 million for the six-month periods ended
June 30, 2024 and June 30, 2023, respectively. See Note 14.

Note 13—Cash Flow Information

	Millions of Dollars
	Six Months Ended June 30
	2024	2023
Cash Payments
Interest	$404	358
Income taxes	2,067	3,202

Net Sales (Purchases) of Investments
Short-term investments purchased	$(1,502)	(783)
Short-term investments sold	971	2,676
Long-term investments purchased	(347)	(414)
Long-term investments sold	84	70
	$(794)	1,549

21	ConocoPhillips 2024 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 14—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Int'l.	U.S.	Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$13	9	13	9	1	—
Interest cost	19	28	20	29	2	2
Expected return on plan assets	(17)	(40)	(14)	(37)
Amortization of prior service credit	—	—	—	—	(10)	(10)
Recognized net actuarial loss (gain)	2	14	3	17	—	(1)
Settlements	—	—	—	—
Net periodic benefit cost	$17	11	22	18	(7)	(9)

Six Months Ended June 30
Service cost	$25	19	26	19	1	—
Interest cost	38	57	39	57	3	3
Expected return on plan assets	(33)	(81)	(29)	(74)
Amortization of prior service credit	—	—	—	—	(19)	(19)
Recognized net actuarial loss (gain)	4	28	6	34	—	(2)
Settlements	—	—	4	—
Net periodic benefit cost	$34	23	46	36	(15)	(18)
The components of net periodic benefit cost, other than the service cost component, are included in the "Other expenses" line of our consolidated income statement.
During the first six months of 2024, we contributed $9 million to our domestic benefit plans and $46 million to our international benefit plans. We expect our total contributions in 2024 to be approximately $100 million to our domestic qualified and unqualified pension and postretirement benefit plans and $85 million to our international qualified and nonqualified pension and postretirement benefit plans.

Note 15—Related Party Transactions
Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Significant Transactions with Equity Affiliates
Operating revenues and other income	$23	23	41	44
Operating expenses and selling, general and administrative expenses	57	72	112	150

ConocoPhillips 2024 Q2 10-Q	22

Notes to Consolidated Financial Statements	Table of Contents
Note 16—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Revenue from contracts with customers	$12,660	11,015	24,967	22,979
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	1,003	1,465	2,568	4,592
Financial derivative contracts	(43)	(129)	(67)	(409)
Consolidated sales and other operating revenues	$13,620	12,351	27,468	27,162
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

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Revenue from Contracts Outside the Scope of ASC Topic 606 by Segment
Lower 48	$743	1,081	2,002	3,589
Canada	91	204	308	771
Europe, Middle East and North Africa	169	180	258	232
Physical contracts meeting the definition of a derivative	$1,003	1,465	2,568	4,592

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Revenue from Contracts Outside the Scope of ASC Topic 606 by Product
Crude oil	$53	96	53	143
Natural gas	715	1,123	1,914	3,848
Other	235	246	601	601
Physical contracts meeting the definition of a derivative	$1,003	1,465	2,568	4,592
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

23	ConocoPhillips 2024 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Receivables and Contract Liabilities
Receivables from Contracts with Customers
At June 30, 2024, the “Accounts and notes receivable” line on our consolidated balance sheet included trade receivables of $4,323 million compared with $4,414 million at December 31, 2023, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared to trade receivables where NPNS has been elected.
Contract Liabilities from Contracts with Customers
We have entered into certain agreements under which we license our proprietary technology, including the Optimized Cascade® process technology, to customers to maximize the efficiency of LNG plants. These agreements typically provide for milestone payments to be made during and after the construction phases of the LNG plant. The payments are not directly related to our performance obligations under the contract and are recorded as deferred revenue to be recognized when the customer is able to benefit from their right to use the applicable licensed technology. Revenue recognized during the three- and six-month periods ended June 30, 2024 was immaterial. No revenue was recognized during the three- and six-month periods ended June 30, 2023. We expect to recognize the outstanding contract liabilities of $45 million as of June 30, 2024, as revenue during the years 2026, 2028 and 2029.

Note 17—Earnings Per Share
The following table presents the calculation of net income (loss) available to common shareholders and basic and diluted EPS. For the periods presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Basic earnings per share

Net Income (Loss)	$2,329	2,232	4,880	5,152
Less: Dividends and undistributed earnings
allocated to participating securities	7	8	15	17
Net Income (Loss) available to common shareholders	$2,322	2,224	4,865	5,135
Weighted-average common shares outstanding (in millions)	1,168	1,207	1,173	1,214
Net Income (Loss) Per Share of Common Stock	$1.99	1.84	4.15	4.23

Diluted earnings per share

Net Income (Loss) available to common shareholders	$2,322	2,224	4,865	5,135
Weighted-average common shares outstanding (in millions)	1,168	1,207	1,173	1,214
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs (in millions)	2	3	3	3
Weighted-average diluted shares outstanding (in millions)	1,170	1,210	1,176	1,217
Net Income (Loss) Per Share of Common Stock	$1.98	1.84	4.14	4.22

ConocoPhillips 2024 Q2 10-Q	24

Notes to Consolidated Financial Statements	Table of Contents
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
We evaluate performance and allocate resources based on net income (loss). Intersegment sales are at prices that approximate market.
Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Sales and Other Operating Revenues
Alaska	$1,783	1,709	3,453	3,444
Lower 48	9,053	8,389	18,362	18,438
Intersegment eliminations	—	(1)	(1)	(5)
Lower 48	9,053	8,388	18,361	18,433
Canada	1,553	850	2,997	2,033
Intersegment eliminations	(612)	(401)	(1,120)	(741)
Canada	941	449	1,877	1,292
Europe, Middle East and North Africa	1,296	1,369	2,753	3,071
Asia Pacific	543	432	1,017	896
Corporate and Other	4	4	7	26
Consolidated sales and other operating revenues	$13,620	12,351	27,468	27,162

Sales and Other Operating Revenues by Geographic Location(1)
U.S.	$10,776	10,040	21,756	21,842
Canada	941	449	1,877	1,292
China	275	244	488	446
Libya	470	447	970	817
Malaysia	268	189	529	450
Norway	514	577	1,138	1,228
U.K.	374	404	707	1,085
Other foreign countries	2	1	3	2
Worldwide consolidated	$13,620	12,351	27,468	27,162

Sales and Other Operating Revenues by Product
Crude oil	$10,112	8,965	19,674	17,867
Natural gas	1,175	1,860	3,057	6,272
Natural gas liquids	662	582	1,342	1,277
Other(2)	1,671	944	3,395	1,746
Consolidated sales and other operating revenues by product	$13,620	12,351	27,468	27,162
(1)Sales and other operating revenues are attributable to countries based on the location of the selling operation.
(2)Includes bitumen and power.

25	ConocoPhillips 2024 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net Income (Loss)
Alaska	$360	372	706	788
Lower 48	1,259	1,230	2,640	3,082
Canada	261	32	441	38
Europe, Middle East and North Africa	251	264	555	629
Asia Pacific	444	387	956	909
Other International	3	(4)	2	(3)
Corporate and Other	(249)	(49)	(420)	(291)
Consolidated net income (loss)	$2,329	2,232	4,880	5,152

	Millions of Dollars
	June 30 2024	December 31 2023
Total Assets
Alaska	$17,124	16,174
Lower 48	42,659	42,415
Canada	10,047	10,277
Europe, Middle East and North Africa	7,968	8,396
Asia Pacific	8,483	8,903
Other International	5	—
Corporate and Other	9,708	9,759
Consolidated total assets	$95,994	95,924
Note 19—Income Taxes
Our effective tax rate for the three-month periods ended June 30, 2024, and 2023, was 36.3 percent and 33.6 percent, respectively, and our effective tax rate for the six-month periods ended June 30, 2024, and 2023, was 34.6 percent and 35.0 percent, respectively. The change in the effective tax rate for the three-month period ended June 30, 2024, is primarily due to a shift in our mix of income among taxing jurisdictions. The change in the effective tax rate for the six-month period ended June 30, 2024, is primarily due to the recognition of a Malaysian tax benefit, described below, and a shift in our mix of income among our tax jurisdictions.

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

ConocoPhillips 2024 Q2 10-Q	26

Notes to Consolidated Financial Statements	Table of Contents
Note 20—Announced Acquisition of Marathon Oil Corporation
On May 28, 2024, we entered into a definitive agreement (the Merger Agreement) with Marathon Oil to acquire all of its outstanding shares in an all-stock transaction, pursuant to which Marathon Oil stockholders will receive 0.255 shares of ConocoPhillips common stock for each Marathon Oil share. The transaction was unanimously approved by the boards of directors of both companies.

Marathon Oil is expected to hold a special meeting on August 29, 2024, for the purpose of obtaining stockholder approval for the merger proposal and other related proposals. We are working to complete the merger as soon as practicable and continue to anticipate obtaining all the requisite stockholder and regulatory approvals by late in the fourth quarter of 2024. See Item 1A. Risk Factors.

Note 21—New Accounting Standards
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

27	ConocoPhillips 2024 Q2 10-Q

Management’s Discussion and Analysis	Table of Contents
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
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies based on production and reserves, with operations and activities in 13 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; global LNG developments; oil sands in Canada; and an inventory of global exploration prospects. Headquartered in Houston, Texas, at June 30, 2024, we employed approximately 10,200 people worldwide and had total assets of $96 billion.

Announced Acquisition of Marathon Oil Corporation
In May 2024, we announced a definitive agreement (the Merger Agreement) to acquire Marathon Oil Corporation (Marathon Oil) in an all-stock transaction (the Marathon Oil acquisition) with an enterprise value of approximately $22.5 billion based upon closing share prices on May 28, 2024, and inclusive of Marathon Oil's debt of approximately $5.4 billion at March 31, 2024. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of each company, Marathon Oil stockholders will receive 0.255 shares of ConocoPhillips common stock for each Marathon Oil share. We expect that the Marathon oil acquisition will add high-quality, low cost of supply, development opportunities to our existing U.S. onshore portfolio and additional LNG capacity to our global LNG portfolio. We anticipate closing in the fourth quarter of 2024, subject to the approval of Marathon Oil stockholders, regulatory clearances and other customary closing conditions. See Item 1A. Risk Factors.

Within the first full year following the close of the transaction, we expect our annualized cost and capital expenditure rates to reflect at least $500 million of synergies. Concurrent with our Marathon Oil acquisition announcement, we detailed a plan to repurchase over $7 billion of shares in the first full year following the closing of the transaction and over $20 billion of shares in total over the first three years, in each case at recent commodity prices. Through this plan we expect to retire the equivalent amount of newly issued equity from the transaction in two to three years at recent commodity prices. Further, in conjunction with the Marathon Oil acquisition announcement, we announced a plan to dispose of approximately $2 billion of assets across the portfolio pursuant to ongoing high-grading and optimization efforts.

ConocoPhillips 2024 Q2 10-Q	28

Management’s Discussion and Analysis	Table of Contents
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
The macro-environment of the global energy industry, including the energy transition, continues to evolve. We believe ConocoPhillips will continue to play an essential role by executing on three objectives: responsibly meeting energy transition pathway demand, delivering competitive returns on and of capital and progressing toward our net-zero operational emissions ambition. We call this our Triple Mandate, and it represents our commitment to create long-term value for our stakeholders.

Our Triple Mandate and our foundational principles guide our differential value proposition to deliver competitive returns to stockholders through price cycles. Our foundational principles consist of maintaining balance sheet strength, providing peer-leading distributions, making disciplined investments and demonstrating responsible and reliable ESG performance.

In May, we announced plans to increase our quarterly ordinary dividend from $0.58 per share to $0.78 per share starting in the fourth quarter, representing a 34 percent increase, which will incorporate the current VROC of $0.20 per share into the ordinary dividend. In August, we declared a third-quarter ordinary dividend of $0.58 per share and a VROC payment of $0.20 per share. In August, we also reconfirmed our 2024 planned return of capital to shareholders of at least $9 billion.

In July, we announced further growth to our global LNG portfolio. We entered into an 18-year agreement securing regasification capacity at the Zeebrugge LNG terminal in Belgium which includes regasification services for approximately 0.75 MTPA of LNG beginning in 2027. We also entered into a long-term LNG sales agreement for approximately 0.5 MTPA into Asia starting in 2027. These agreements provide additional access to the European and Asian natural gas markets.

Operationally, we remain focused on safely executing the business while also progressing key strategic initiatives. At Willow, we successfully completed our first major winter construction season. Internationally, we continue to see production growth through project ramp up and new wells online in projects that reached first production at the end of 2023. In Norway, we reached first production at Eldfisk North ahead of schedule, and in China, we celebrated the one thousandth Penglai cargo lift.

Production was 1,945 MBOED in the second quarter of 2024, an increase of 140 MBOED from the same period a year ago. After adjusting for impacts from closed acquisitions and dispositions, second-quarter 2024 production increased by 76 MBOED or four percent from the same period a year ago.

Second-quarter 2024 production resulted in $4.9 billion of cash provided by operating activities. We returned $1.0 billion to shareholders through share repurchases and $0.9 billion through our ordinary dividend and a VROC. We ended the quarter with cash, cash equivalents, restricted cash and short-term investments totaling $6.3 billion and long-term investments in debt securities of $1.0 billion.

Also in the second quarter of 2024, we re-invested $3.0 billion into the business in the form of capital expenditures and investments, with over half of the expenditures related to flexible, short-cycle unconventional plays in the Lower 48 segment, where our production has access to both domestic and export markets.

29	ConocoPhillips 2024 Q2 10-Q

Management’s Discussion and Analysis	Table of Contents
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

Brent crude oil prices averaged $84.94 per barrel in the second quarter of 2024, an increase of 8 percent compared with $78.39 per barrel in the second quarter of 2023. WTI at Cushing crude oil prices averaged $80.57 per barrel in the second quarter of 2024, an increase of 9 percent compared with $73.78 per barrel in the second quarter of 2023. Oil prices in the second quarter of 2024 were supported by global oil demand growth and continued voluntary production cuts by OPEC Plus members.
Henry Hub natural gas prices averaged $1.89 per MMBTU in the second quarter of 2024, a decrease of 10 percent compared with $2.09 per MMBTU in the second quarter of 2023. Henry Hub prices decreased due to mild winter weather resulting in excess North American natural gas storage levels.
Our realized bitumen price averaged $54.59 per barrel in the second quarter of 2024, an increase of 33 percent compared with $41.01 per barrel in the second quarter of 2023. The increase in the second quarter of 2024 was driven by strengthening WTI, narrowing WCS differentials with new heavy oil egress via the Trans Mountain pipeline expansion and an improving sales mix with a lower allocation to rail.
For the second quarter of 2024, our total average realized price was $56.56 per BOE compared with $54.50 per BOE in the second quarter of 2023.

ConocoPhillips 2024 Q2 10-Q	30

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
Significant items during the second quarter of 2024 and recent announcements included the following:
•Reported second-quarter 2024 earnings per share of $1.98;
•Generated cash provided by operating activities of $4.9 billion;
•Declared ordinary dividend of $0.58 per share and VROC of $0.20 per share payable in the third quarter;
•Announced agreement to acquire Marathon Oil in an all-stock transaction;
•Delivered total company and Lower 48 production of 1,945 MBOED and 1,105 MBOED, respectively;
•Reached first production ahead of schedule at Eldfisk North in Norway;
•Achieved significant milestones at Willow with arrival of Operations Center modules in Alaska and commencement of the Central Facility fabrication earlier than planned;
•Advanced global LNG strategy by signing a long-term regasification agreement at Zeebrugge LNG terminal in Belgium and a long-term LNG sales agreement in Asia, both commencing in 2027;
•Distributed $1.9 billion to shareholders, including $1.0 billion through share repurchases and $0.9 billion through the ordinary dividend and VROC; and
•Ended the quarter with cash, cash equivalents, restricted cash and short-term investments of $6.3 billion and long-term investments in debt securities of $1.0 billion.

Outlook
Production, Capital and DD&A
Third-quarter 2024 production is expected to be 1.87 to 1.91 MMBOED, inclusive of approximately 90 MBOED of turnaround impacts in Canada, Lower 48, Alaska, Norway, Malaysia and Qatar. Full-year production is expected to be approximately 1.93 to 1.94 MMBOED, as compared with prior guidance of 1.91 to 1.95 MMBOED, reflecting strong second-quarter results.

Full-year capital expenditures guidance is updated to approximately $11.5 billion versus prior range of $11.0 to $11.5 billion, due to strong progress on Willow and increased Lower 48 partner-operated activity.

Full-year DD&A guidance is lowered to $9.3 to $9.4 billion versus prior guidance of $9.4 to $9.6 billion.

31	ConocoPhillips 2024 Q2 10-Q

Results of Operations	Table of Contents
Results of Operations
Unless otherwise indicated, discussion of consolidated results for the three- and six-month periods ended June 30, 2024, is based on a comparison with the corresponding period of 2023.
Consolidated Results

Summary Operating Statistics

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Average Net Production
Crude oil (MBD)
Consolidated operations	942	918	934	922
Equity affiliates	13	13	15	12
Total crude oil	955	931	949	934

Natural gas liquids (MBD)
Consolidated operations	287	275	279	270
Equity affiliates	8	8	8	7
Total natural gas liquids	295	283	287	277

Bitumen (MBD)	133	66	131	67

Natural gas (MMCFD)
Consolidated operations	2,123	1,896	2,079	1,909
Equity affiliates	1,247	1,251	1,257	1,209
Total natural gas	3,370	3,147	3,336	3,118

Total Production (MBOED)	1,945	1,805	1,923	1,798
Total Production (MMBOE)	177	164	350	325

	Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated operations	$81.31	74.18	80.00	75.85
Equity affiliates	80.34	75.10	78.47	77.90
Total crude oil	81.30	74.19	79.98	75.88

Natural gas liquids (per bbl)
Consolidated operations	21.84	20.05	22.57	22.41
Equity affiliates	49.83	43.62	51.00	50.13
Total natural gas liquids	22.60	20.72	23.40	23.18

Bitumen (per bbl)	54.59	41.01	49.44	34.93

Natural gas (per MCF)
Consolidated operations	1.88	2.89	2.39	4.27
Equity affiliates	7.98	8.23	8.12	9.06
Total natural gas	4.22	5.04	4.61	6.16

ConocoPhillips 2024 Q2 10-Q	32

Results of Operations	Table of Contents

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Exploration Expenses
General administrative, geological and geophysical, lease rental and other	$73	49	166	119
Leasehold impairment	4	11	4	30
Dry holes	25	23	44	72
	$102	83	214	221

Total Company Production

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. At June 30, 2024, our operations were producing in the U.S., Norway, Canada, Australia, China, Malaysia, Qatar and Libya.
Total production in the second quarter of 2024 was 1,945 MBOED, an increase of 140 MBOED or eight percent. Total production in the six-month period of 2024 was 1,923 MBOED, an increase of 125 MBOED or seven percent. Production increases include:
•New wells online in the Lower 48, Alaska, Australia, Canada, China, Libya and Norway.
•Our Surmont acquisition, which closed in October 2023. See Note 3.
Production increases were partially offset by normal field decline.
After adjusting for impacts from closed acquisitions and dispositions, second-quarter 2024 production increased by 76 MBOED or four percent from the same period a year ago.
Production for the first six months of 2024 was 1,923 MBOED, an increase of 125 MBOED from the same period a year ago. After adjusting for closed acquisitions and dispositions, production increased 60 MBOED or three percent from the same period a year ago.

33	ConocoPhillips 2024 Q2 10-Q

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.

Below is select financial data provided on a consolidated basis. The full Income Statement can be found in Item 1. Financial Statements.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Sales and other operating revenues	$13,620	12,351	27,468	27,162
Equity in earnings of affiliates	403	412	824	911
Purchased commodities	4,858	4,616	10,192	10,754
Production and operating expenses	2,164	1,886	4,179	3,665
Depreciation, depletion and amortization	2,334	2,010	4,545	3,952
Taxes other than income taxes	536	512	1,091	1,088
Sales and other operating revenues increased $1,269 million in the second quarter of 2024 and increased $306 million in the six-month period of 2024, respectively. Increases in the second quarter were due to higher volumes of $573 million and higher realized prices of $548 million. Increases in the six-month period of 2024 were due to higher volumes of $949 million and higher realized prices of $227 million, partially offset by lower commercial performance.
Equity in earnings of affiliates for the six-month period of 2024 decreased $87 million due to lower earnings primarily driven by lower LNG prices.

Purchased commodities for the three- and six-month periods of 2024 increased $242 million and decreased $562 million, respectively. The second quarter of 2024 increase was driven by higher purchased volumes across all commodities and higher crude prices, partially offset by lower natural gas and power prices. The six-month period of 2024 decrease was driven by lower natural gas and power prices, partially offset by higher crude prices and higher purchased volumes across all commodities.
Production and operating expenses for the three- and six-month periods of 2024 increased $278 million and $514 million, respectively, due to higher lease operating expenses, transportation related costs and well work activities in our Lower 48 and Alaska segments in addition to higher production volumes primarily in our Canada segment.

DD&A expenses for the three- and six-month periods of 2024 increased $324 million and $593 million, respectively, mainly due to higher rates in our Lower 48 and Alaska segments and higher volumes primarily in our Canada segment.

ConocoPhillips 2024 Q2 10-Q	34

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of segment results for the three- and six-month periods ended June 30, 2024, is based on a comparison with the corresponding period of 2023 and are shown after-tax.

A summary of the company's net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Alaska	$360	372	706	788
Lower 48	1,259	1,230	2,640	3,082
Canada	261	32	441	38
Europe, Middle East and North Africa	251	264	555	629
Asia Pacific	444	387	956	909
Other International	3	(4)	2	(3)
Corporate and Other	(249)	(49)	(420)	(291)
Net income (loss)	$2,329	2,232	4,880	5,152
For further discussion of segment results, see the following pages.

35	ConocoPhillips 2024 Q2 10-Q

Results of Operations	Table of Contents
Alaska

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,783	1,709	3,453	3,444
Production and operating expenses	490	460	969	900
Depreciation, depletion and amortization	321	267	645	527
Taxes other than income taxes	131	122	264	275

Net Income (Loss) ($MM)	$360	372	706	788

Average Net Production
Crude oil (MBD)	170	176	175	177
Natural gas liquids (MBD)	14	16	14	18
Natural gas (MMCFD)	36	34	39	38
Total Production (MBOED)	190	198	196	201
Total Production (MMBOE)	17	18	36	36

Average Sales Prices
Crude oil ($ per bbl)	$86.44	76.09	85.08	79.08
Natural gas ($ per MCF)	4.03	4.38	3.96	4.49
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of June 30, 2024, Alaska contributed 14 percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Alaska reported earnings of $360 million and $706 million in the three- and six-month periods of 2024, respectively, compared with earnings of $372 million and $788 million in the three- and six-month periods of 2023, respectively.

Earnings in the second quarter of 2024 included higher sales revenues resulting from higher realized prices of $131 million, partially offset by lower volumes of $45 million. Earnings decreases in the second quarter of 2024 included higher production and operating expenses of $22 million driven by higher well work activity, higher DD&A expenses of $39 million due to higher rates as a result of prior year-end downward reserve revisions and higher impairments of $24 million due to a project cancellation.

Earnings in the six-month period of 2024 included higher sales revenues resulting from higher realized prices of $152 million, partially offset by lower volumes of $55 million. Earnings decreases in the six-month period of 2024 included higher production and operating expenses of $51 million, driven by higher well work activity and higher transportation related costs, higher DD&A expenses of $86 million due to higher rates as a result of year-end downward reserve revisions and higher impairments of $24 million due to a project cancellation.

Production
Average production decreased 8 MBOED and 5 MBOED in the three- and six-month periods of 2024, respectively. Decreases to production were primarily due to normal field decline and higher planned downtime related to turnaround activity in the second quarter of 2024.
Production decreases were partly offset by new wells online and improved performance.

ConocoPhillips 2024 Q2 10-Q	36

Results of Operations	Table of Contents
Lower 48

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$9,053	8,388	18,361	18,433
Production and operating expenses	1,158	1,029	2,240	1,989
Depreciation, depletion and amortization	1,557	1,407	2,989	2,726
Taxes other than income taxes	340	340	690	702

Net Income (Loss) ($MM)	$1,259	1,230	2,640	3,082

Average Net Production
Crude oil (MBD)	575	565	564	563
Natural gas liquids (MBD)	264	252	255	245
Natural gas (MMCFD)	1,597	1,478	1,539	1,448
Total Production (MBOED)	1,105	1,063	1,075	1,049
Total Production (MMBOE)	101	97	196	190

Average Sales Prices
Crude oil ($ per bbl)	$78.72	72.06	77.14	73.19
Natural gas liquids ($ per bbl)	21.57	19.61	22.10	22.01
Natural gas ($ per MCF)	0.32	1.43	0.92	2.16
The Lower 48 segment consists of operations located in the U.S. Lower 48 states, as well as producing properties in the Gulf of Mexico. As of June 30, 2024, the Lower 48 contributed 61 percent of our consolidated liquids production and 74 percent of our consolidated natural gas production.
Net Income (Loss)
Lower 48 reported earnings of $1,259 million and $2,640 million in the three- and six-month periods of 2024, respectively, compared with earnings of $1,230 million and $3,082 million in the three- and six-month periods of 2023, respectively.
Earnings in the second quarter of 2024 included higher revenues resulting from higher overall realized prices of $184 million, inclusive of a $116 million impact from lower realized gas prices, and higher volumes of $76 million. Earnings decreases in the second quarter of 2024 included higher production and operating expenses of $100 million, driven by increased lease operating expenses of $51 million and increased transportation related costs of $32 million, as well as higher DD&A expenses of $116 million, driven by higher rates of $85 million and higher production volumes of $33 million.
Earnings in the six-month period of 2024 included lower revenues resulting from lower commercial performance and timing, partially offset by higher volumes of $93 million and higher overall realized prices of $63 million, inclusive of a $253 million impact from lower realized gas prices. Earnings decreases in the six-month period of 2024 included higher production and operating expenses of $195 million, driven by increased lease operating expenses of $87 million and increased transportation related costs of $65 million, higher DD&A expenses of $205 million, driven by higher rates of $170 million and higher production volumes of $25 million.
Production
Average production increased 42 MBOED and 26 MBOED in the three- and six-month periods of 2024, respectively. Increases to production were primarily due to new wells online from our development programs in the Delaware Basin, Eagle Ford, Midland Basin and Bakken.
Production increases were partly offset by normal field decline.

37	ConocoPhillips 2024 Q2 10-Q

Results of Operations	Table of Contents
Canada

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$941	449	1,877	1,292
Production and operating expenses	223	126	440	263
Depreciation, depletion and amortization	166	84	324	175
Taxes other than income taxes	8	5	19	12

Net Income (Loss) ($MM)	$261	32	441	38

Average Net Production
Crude oil (MBD)	17	6	17	6
Natural gas liquids (MBD)	6	3	6	3
Bitumen (MBD)	133	66	131	67
Natural gas (MMCFD)	121	58	110	61
Total Production (MBOED)	176	85	173	87
Total Production (MMBOE)	16	8	31	16

Average Sales Prices
Crude oil ($ per bbl)	$68.90	59.40	66.57	62.56
Natural gas liquids ($ per bbl)	27.01	17.11	31.23	22.94
Bitumen ($ per bbl)	54.59	41.01	49.44	34.93
Natural gas ($ per MCF)*	0.36	0.56	0.66	2.70
*Average sales prices include unutilized transportation costs.
Our Canadian operations consist of the Surmont oil sands development in Alberta and the Montney unconventional play in British Columbia. As of June 30, 2024, Canada contributed 12 percent of our consolidated liquids production and five percent of our consolidated natural gas production.
Net Income (Loss)
Canada reported earnings of $261 million and $441 million in the three- and six-month periods of 2024, respectively, compared with earnings of $32 million and $38 million in the three- and six-month periods of 2023, respectively.

Earnings in the second quarter of 2024 included higher sales revenues resulting from higher volumes of $310 million, driven by our increased working interest in Surmont, and realized prices of $67 million. Earnings decreases in the second quarter of 2024 included higher production and operating expenses of $73 million, driven by our increased working interest in Surmont, and higher DD&A expenses of $62 million.

Earnings in the six-month period of 2024 included higher sales revenues resulting from higher volumes of $558 million, driven by our increased working interest in Surmont, and realized prices of $123 million. Earnings decreases in the six-month period of 2024 included higher production and operating expenses of $134 million, driven by our increased working interest in Surmont, and higher DD&A expenses of $113 million.
Production
Average production increased 91 MBOED and 86 MBOED in the three- and six-month periods of 2024, respectively. Increases to production resulted from our increased working interest in Surmont as well as new wells online in the Montney and Surmont. See Note 3.
Production increases were partly offset by normal field decline.

ConocoPhillips 2024 Q2 10-Q	38

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,296	1,369	2,753	3,071
Production and operating expenses	162	145	317	291
Depreciation, depletion and amortization	175	139	355	292
Taxes other than income taxes	10	9	21	19

Net Income (Loss) ($MM)	$251	264	555	629

Consolidated Operations
Average Net Production
Crude oil (MBD)	119	113	118	116
Natural gas liquids (MBD)	3	4	4	4
Natural gas (MMCFD)	328	286	343	313
Total Production (MBOED)	177	165	179	172
Total Production (MMBOE)	16	15	33	31

Average Sales Prices
Crude oil ($ per bbl)	$84.62	79.64	84.74	81.48
Natural gas liquids ($ per bbl)	39.60	37.06	43.99	40.63
Natural gas ($ per MCF)	9.59	10.83	9.18	14.31
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea and the Norwegian Sea, Qatar, Libya and commercial and terminalling operations in the U.K. As of June 30, 2024, our Europe, Middle East and North Africa operations contributed nine percent of our consolidated liquids production and 17 percent of our consolidated natural gas production.
Net Income (Loss)
Europe, Middle East and North Africa reported earnings of $251 million and $555 million in the three- and six-month periods of 2024, respectively, compared with earnings of $264 million and $629 million in the three- and six-month periods of 2023, respectively.
Earnings in the second quarter of 2024 included lower sales revenues of $20 million. Earnings decreases in the second quarter of 2024 included lower foreign exchange gains of approximately $21 million related to NOK to USD exchange rate fluctuations.
Earnings in the six-month period of 2024 included lower sales revenues resulting from lower realized prices of $61 million partially offset by higher volumes of $26 million. Earnings decreases in the six-month period of 2024 included lower foreign exchange gains of approximately $40 million related to NOK to USD exchange rate fluctuations.
Consolidated Production
Average consolidated production increased 12 MBOED and 7 MBOED in the three- and six-month periods of 2024, respectively. Increases to production were primarily due to new wells online and improved performance in both Norway and Libya.
Production increases were partly offset by normal field decline.
Eldfisk North First Production in Norway
In May 2024, we reached first production ahead of schedule at Eldfisk North in Norway.

39	ConocoPhillips 2024 Q2 10-Q

Results of Operations	Table of Contents
Exploration Activity
In the second quarter of 2024, we charged $22 million before-tax as dry hole expenses primarily for two partner operated exploration wells in the Alvheim area in the Norwegian sector of the North Sea. Additionally, in the first quarter of 2024, we charged $18 million before-tax as dry hole expense for the Busta suspended discovery well on license PL782S that was drilled in 2019.

Asia Pacific

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$543	432	1,017	896
Production and operating expenses	92	95	171	179
Depreciation, depletion and amortization	107	108	217	221
Taxes other than income taxes	36	24	65	51

Net Income (Loss) ($MM)	$444	387	956	909

Consolidated Operations
Average Net Production
Crude oil (MBD)	61	58	60	60
Natural gas (MMCFD)	41	40	48	49
Total Production (MBOED)	68	65	68	68
Total Production (MMBOE)	6	6	12	12

Average Sales Prices
Crude oil ($ per bbl)	$86.47	78.64	85.81	81.07
Natural gas ($ per MCF)	3.98	4.10	3.81	4.22
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Asia Pacific segment has operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. As of June 30, 2024, Asia Pacific contributed four percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Asia Pacific reported earnings of $444 million and $956 million in the three- and six-month periods of 2024, respectively, compared with earnings of $387 million and $909 million in the three- and six-month periods of 2023, respectively.
Earnings in the second quarter of 2024 included higher sales revenues resulting from higher realized prices of $34 million and higher volumes of $20 million.
Earnings in the six-month period of 2024 included higher sales revenues resulting from higher realized prices of $43 million. Earnings increases in the six-month period of 2024 included a $76 million tax benefit associated with a deepwater investment tax incentive for Malaysia Blocks J & G. Offsetting these increases were lower earnings from equity affiliates of $87 million, primarily due to lower LNG sales prices. See Note 19.
Consolidated Production
Average consolidated production increased 3 MBOED in the three-month period of 2024 and was flat in the six-month period of 2024. Increases to production were primarily due to Bohai Bay development activity in China and lower downtime in Malaysia.
Production increases were partly offset by normal field decline.

ConocoPhillips 2024 Q2 10-Q	40

Results of Operations	Table of Contents
Other International

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net Income (Loss) ($MM)	$3	(4)	2	(3)
The Other International segment consists of activities associated with prior operations in other countries.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net Income (Loss)
Net interest expense	$(89)	(86)	(182)	(176)
Corporate general and administrative expenses	(78)	(96)	(183)	(186)
Technology	(44)	(11)	(68)	(5)
Other income (expense)	(38)	144	13	76
	$(249)	(49)	(420)	(291)
Net interest expense consists of interest and financing expense, net of interest income and capitalized interest.
Corporate G&A expenses include compensation programs and staff costs. Corporate G&A expenses decreased in both the three- and six-month periods of 2024 due to mark to market adjustments associated with certain compensation programs.
Technology includes our investments in low-carbon and other new technologies or businesses and licensing revenues. Other new technologies or businesses and licensing activities are focused on both conventional and tight oil reservoirs, shale gas, oil sands, enhanced oil recovery, as well as LNG. Earnings in Technology for both the three- and six-month periods of 2024 decreased due to increased costs in low-carbon and other new technologies and lower licensing revenues.
Other income (expense) or “Other” includes certain consolidating tax-related items, foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains/losses on the early retirement of debt, holding gains or losses on equity securities and pension settlement expense. “Other” decreased in both the three- and six-month periods of 2024 primarily due to the absence of a 2023 consolidating tax adjustment, absence of a 2023 gain on the early retirement of debt, and foreign currency exchange impacts.

41	ConocoPhillips 2024 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars
	June 30 2024	December 31 2023
Cash and cash equivalents	$4,294	5,635
Short-term investments	1,723	971
Total debt	18,352	18,937
Total equity	49,745	49,279
Percent of total debt to capital*	27%	28
Percent of floating-rate debt to total debt	2%	2
*Capital includes total debt and total equity.
To meet our short-term and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs, and our ability to sell securities using our shelf registration statement. During the first six months of 2024, the primary uses of our available cash were $5.9 billion to support our ongoing capital expenditures and investments program, $2.3 billion to repurchase common stock, $1.8 billion to pay the ordinary dividend and VROC, $0.6 billion to retire debt at maturity and $0.8 billion net purchases of investments.
At June 30, 2024, we had total liquidity of $11.5 billion, comprised of cash and cash equivalents of $4.3 billion, short-term investments of $1.7 billion and available borrowing capacity under our credit facility of $5.5 billion. In addition, we have $1.0 billion of long-term investments in debt securities. We believe current cash balances and cash generated by operating activities, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, acquisitions, dividend payments and debt obligations.

Significant Changes in Capital
Operating Activities
Cash provided by operating activities was $9.9 billion for the first six months of 2024, compared with $9.3 billion for the corresponding period of 2023. The increase is primarily due to changes in operational working capital driven by lower Norway tax payments, higher production from the Surmont 50 percent working interest acquired in the fourth quarter of 2023, higher realized crude and bitumen prices, partly offset by lower realized gas and LNG prices and higher operating costs.
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

ConocoPhillips 2024 Q2 10-Q	42

Capital Resources and Liquidity	Table of Contents
Investing Activities
For the first six months of 2024, we invested $5.9 billion in capital expenditures and investments. Our 2024 operating plan capital expenditures are currently expected to be approximately $11.5 billion. Our 2023 capital expenditures and investments were $11.2 billion. See the “Capital Expenditures and Investments” section.

In the first six months of 2024, we invested $0.5 billion in LNG projects, including Port Arthur Liquefaction Holdings, LLC (PALNG), QatarEnergy LNG NFE(4) (NFE4) and QatarEnergy LNG NFS(3) (NFS3).

We invest in short-term and long-term investments as part of our cash investment strategy, the primary objective of which is to protect principal, maintain liquidity and provide yield and total returns. These investments include time deposits, commercial paper and debt securities classified as available for sale. Short-term funds needed to support our operating plan and provide resiliency to react to short-term price volatility are invested in highly liquid instruments with maturities less than one year. Funds we consider available to maintain resiliency in longer term price downturns and to capture opportunities outside a given operating plan may be invested in instruments with maturities greater than one year.
Investing activities in the first six months of 2024 included net purchases of $794 million of investments. We had net purchases of $531 million of short-term investments and net purchases of $263 million of long-term investments. See Note 13.
Financing Activities
We have a revolving credit facility totaling $5.5 billion with an expiration date of February 2027. The credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million or as support for our commercial paper program. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at June 30, 2024.

Our debt balance at June 30, 2024 was $18.4 billion compared with $18.9 billion at December 31, 2023. The current portion of debt, including future payments for finance leases, is $1.3 billion at June 30, 2024. In the first quarter of 2024, the company retired $461 million principal amount of our 2.125% Notes at maturity. Debt payments are expected to be made using current cash balances and cash provided by operating activities.
In June 2024, S&P affirmed our long-term credit rating. The current long-term debt credit ratings are:

•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: "A2" with a "stable" outlook

See Note 5 for additional information on debt and the revolving credit facility.
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At June 30, 2024, and December 31, 2023, we had direct bank letters of credit of $262 million and $340 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.
Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we have the ability to issue and sell an indeterminate number of various types of debt and equity securities.

43	ConocoPhillips 2024 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Expenditures and Investments” section.

We believe in delivering value to our shareholders through our current three-tier return of capital framework. The framework is structured to deliver a compelling, growing ordinary dividend, a discretionary VROC payment and through-cycle share repurchases. In connection with the pending transaction with Marathon Oil, share repurchases have been restricted pursuant to SEC regulations; however, we still anticipate achieving at least $9 billion return of capital in 2024. See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first six months of 2024, we paid ordinary dividends of $1.16 per share and VROC payments of $0.40 per share. In the first six months of 2023, we paid ordinary dividends of $1.02 per share and VROC payments of $1.30 per share. In May, we announced plans to increase our quarterly ordinary dividend from $0.58 per share to $0.78 per share starting in the fourth quarter, representing a 34 percent increase, which will incorporate the current VROC of $0.20 per share into the ordinary dividend. In August 2024, we declared an ordinary dividend of $0.58 per share and a VROC payment of $0.20 per share, payable September 3, 2024, to shareholders of record on August 12, 2024.

In late 2016, we initiated our current share repurchase program. As of October 2022, we had announced a total authorization to repurchase up to $45 billion of our common stock. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. As of June 30, 2024, share repurchases since the inception of our current program totaled 403.4 million shares and $31.2 billion. In the six months ended June 30, 2024, we repurchased 20.0 million shares for a cost of $2.3 billion.

See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2023 Annual Report on Form 10-K.

Capital Expenditures and Investments

	Millions of Dollars
	Six Months Ended June 30
	2024	2023
Alaska	$1,411	769
Lower 48	3,265	3,357
Canada	283	228
Europe, Middle East and North Africa	446	567
Asia Pacific	135	142
Corporate and Other	345	757
Capital expenditures and investments	$5,885	5,820
During the first six months of 2024, capital expenditures and investments supported key operating activities and acquisitions, primarily:
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
•Investments in PALNG, NFE4 and NFS3.
Our 2024 operating plan capital expenditure guidance is currently expected to be approximately $11.5 billion. Our operating plan capital was $11.2 billion in 2023.

ConocoPhillips 2024 Q2 10-Q	44

Capital Resources and Liquidity	Table of Contents
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented below:
Summarized Income Statement Data

Millions of Dollars
Six Months Ended June 30, 2024
Revenues and Other Income	$18,162
Income (loss) before income taxes*	4,786
Net Income (Loss)	4,880
*Includes approximately $4.1 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

	Millions of Dollars
	June 30 2024	December 31 2023
Current Assets	$7,341	8,008
Amounts due from Non-Obligated Subsidiaries, current	1,472	1,565
Noncurrent Assets	98,272	91,155
Amounts due from Non-Obligated Subsidiaries, noncurrent	9,962	8,936
Current Liabilities	10,050	7,337
Amounts due to Non-Obligated Subsidiaries, current	6,256	3,990
Noncurrent Liabilities	52,283	49,105
Amounts due to Non-Obligated Subsidiaries, noncurrent	35,107	31,241

45	ConocoPhillips 2024 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
Contingencies
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. See Note 8.
Legal and Tax Matters
We are subject to various lawsuits and claims, including, but not limited to, matters involving oil and gas royalty and severance tax payments, gas measurement and valuation methods, contract disputes, environmental damages, climate change, personal injury and property damage. Our primary exposures for such matters relate to alleged royalty and tax underpayments on certain federal, state and privately owned properties, claims of alleged environmental contamination and damages from historic operations and climate change. We will continue to defend ourselves vigorously in these matters.
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
We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of June 30, 2024, there were 15 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws.
For remediation activities in the U.S. and Canada, our consolidated balance sheet included a total environmental accrual of $184 million at both June 30, 2024, and December 31, 2023. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
See Part I—Item 1A—Risk Factors – "We expect to continue to incur substantial capital expenditures and operating costs as a result of our compliance with existing and future environmental laws and regulations," in our 2023 Annual Report on Form 10-K and Note 8 for information on environmental litigation.
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

ConocoPhillips 2024 Q2 10-Q	46

Capital Resources and Liquidity	Table of Contents
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
An important component of our Climate Risk Strategy is the Plan for the Net-Zero Energy Transition (the 'Plan'). The Plan outlines how we intend to play a valued role in the energy transition by executing on our Triple Mandate to: reliably and responsibly meet energy transition pathway demand, deliver competitive returns on and of capital and progress toward our net-zero operational emissions ambition. The Plan also outlines how we intend to apply our strategic capabilities and resources to meet the challenges posed by climate change in an economically viable, accountable and actionable way that balances the interests of our stakeholders.
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
Our emissions reduction efforts and net-zero ambition are supported by our multi-disciplinary Low-Carbon Technology organization. See Part I—Item 1A—Risk Factors – "Existing and future laws, regulations and internal initiatives relating to global climate changes, such as limitations on GHG emissions, may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products," and "Broader investor and societal attention to and efforts to address global climate change may limit who can do business with us or our access to financial markets and could subject us to litigation," in our 2023 Annual Report on Form 10-K and Note 8 for information on climate change litigation.

47	ConocoPhillips 2024 Q2 10-Q

Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans, objectives of management for future operations, the anticipated benefits of the Marathon Oil acquisition, the anticipated impact of the proposed transaction on the combined company’s business and future financial and operating results, the expected amount and timing of synergies from the proposed transaction and the anticipated closing date for the proposed transaction are forward-looking statements. Examples of forward-looking statements contained in this report include our expected production growth and outlook on the business environment generally, our expected capital budget and capital expenditures, and discussions concerning future dividends. You can often identify our forward-looking statements by the words “ambition,” “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “intend,” “goal,” “guidance,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “will,” “would” and similar expressions.
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
•The impact of broader societal attention to and efforts to address climate change may impact our access to capital and insurance.
•Potential failures or delays in delivering on our current or future low-carbon strategy, including our inability to develop new technologies.

ConocoPhillips 2024 Q2 10-Q	48

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
•Our inability to execute, or delays in the completion of, the Marathon Oil acquisition or any other asset dispositions or acquisitions we elect to pursue.
•Potential failure to obtain, or delays in obtaining, any necessary regulatory approvals, consents or authorizations for the Marathon Oil acquisition or for any other pending or future asset dispositions or acquisitions, or that such approvals, consents or authorizations for such disposition or acquisition may be subject to conditions neither we nor Marathon Oil anticipated or may require modification to the terms of the transactions or the operation of our remaining business.
•Our or Marathon Oil’s inability to receive other requisite approvals for the Marathon Oil acquisition, including the approval of Marathon Oil stockholders, the satisfaction of other closing conditions on a timely basis or at all or the failure of the Marathon Oil acquisition to close for any other reason or to close on anticipated terms, including the anticipated tax treatment.
•Potential disruption of our operations as a result of the Marathon Oil acquisition or other pending or future asset dispositions or acquisitions, including the diversion of management time and attention.
•Our inability to realize anticipated cost savings and capital expenditure reductions, including our inability to achieve the expected benefits and synergies from the Marathon Oil acquisition in a timely manner, or at all.
•Our inability to successfully integrate Marathon Oil’s business and technologies, which may result in the combined company not operating as effectively and efficiently as expected.
•Unanticipated difficulties or expenditures relating to the Marathon Oil acquisition.
•Negative effects of the announcement, pendency or completion of the Marathon Oil acquisition on our or Marathon Oil’s business relationships and business operations generally.
•Our inability to deploy the net proceeds from any asset dispositions that are pending or that we elect to undertake in the future in the manner and timeframe we currently anticipate, if at all.

49	ConocoPhillips 2024 Q2 10-Q

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
•The risk that we or Marathon Oil will be unable to retain and hire key personnel.
•Uncertainty as to the long-term value of our common stock.
•The factors generally described in Part I—Item 1A in our 2023 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the six months ended June 30, 2024 does not differ materially from that discussed under Item 7A in our 2023 Annual Report on Form 10-K.

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At June 30, 2024, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively at June 30, 2024.
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

PART II. Other Information
Item 1.    Legal Proceedings

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the quarter ended June 30, 2024. See Note 8 for information regarding other legal and administrative proceedings.

ConocoPhillips 2024 Q2 10-Q	50

Item 1A.    Risk Factors
Other than the risk factors set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Risks Related to the Proposed Acquisition of Marathon Oil

Our ability to complete the Marathon Oil acquisition is subject to various closing conditions, including approval by Marathon Oil stockholders and regulatory clearances, which may impose conditions that could adversely affect us or cause the acquisition not to be completed.
On May 28, 2024, we entered into the Merger Agreement to acquire Marathon Oil. The Marathon Oil acquisition is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others:
•The receipt of the required approval from Marathon Oil stockholders;
•The expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the HSR Act) and certain non-U.S. antitrust approvals; and
•The absence of any governmental order or law that makes consummation of the Marathon Oil acquisition illegal or otherwise prohibited.
On July 11, 2024, both ConocoPhillips and Marathon Oil each received a request for additional information and documentary materials (Second Request) from the Federal Trade Commission (FTC) in connection with the FTC's review of the merger. Issuance of the Second Request extends the waiting period imposed by the HSR Act until 30 days after both companies have substantially complied with the Second Request, unless that period is terminated sooner by the FTC.
No assurance can be given that the required stockholder approval and regulatory clearances be obtained or that the other required conditions to closing will be satisfied, and, if all required approvals and clearances are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such approvals and clearances, including whether any required conditions will materially adversely affect the combined company following the acquisition. Any delay in completing the Marathon Oil acquisition could cause the combined company not to achieve, or to be delayed in achieving, some or all of the expected benefits and synergies from the acquisition. We can provide no assurance that these conditions will not result in the abandonment or delay of the acquisition. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the trading price of our common stock.

The termination of the Merger Agreement could negatively impact our business.
If the Marathon Oil acquisition is not completed for any reason, including as a result of a failure to obtain the required approval from Marathon Oil stockholders, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the Marathon Oil acquisition, we would be subject to a number of risks, including the following:
•We may experience negative reactions from the financial markets, including negative impacts on our stock price;
•We may experience negative reactions from our commercial and vendor partners and employees; and
•Despite our rights to receive termination fees under certain circumstances, we may be required to pay certain costs relating to the Marathon Oil acquisition, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Marathon Oil acquisition is completed, and such termination fees, if any, we receive may be insufficient to cover all such expenses.

Whether or not the Marathon Oil acquisition is completed, the announcement and pendency of the Marathon Oil acquisition could cause disruptions in our business, which could have an adverse effect on our business and financial results.
Whether or not the Marathon Oil acquisition is completed, the announcement and pendency of the Marathon Oil acquisition could cause disruptions in our business. Specifically:
•Our and Marathon Oil’s current and prospective employees will experience uncertainty about their future roles with the combined company, which might adversely affect the two companies’ abilities to retain key managers and other employees;

51	ConocoPhillips 2024 Q2 10-Q

•Uncertainty regarding the completion of the Marathon Oil acquisition may cause our and Marathon Oil’s commercial and vendor partners or others that deal with us or Marathon Oil to delay or defer certain business decisions or to decide to seek to terminate, change or renegotiate their relationships with us or Marathon Oil, which could negatively affect our respective revenues, earnings and cash flows; and
•The attention of our and Marathon Oil’s management may be directed toward the completion of the Marathon Oil acquisition, as well as integration planning, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to our business.

We have and will continue to divert significant management resources in an effort to complete the Marathon Oil acquisition and are subject to restrictions contained in the Merger Agreement on the conduct of our business. If the Marathon Oil acquisition is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

The market value of our common stock could decline if large amounts of our common stock are sold following the Marathon Oil acquisition.
If the Marathon Oil acquisition is consummated, ConocoPhillips will issue shares of ConocoPhillips common stock to former Marathon Oil stockholders. Former Marathon Oil stockholders may decide not to hold the shares of ConocoPhillips common stock that they will receive in the Marathon Oil acquisition, and ConocoPhillips stockholders may decide to reduce their investment in ConocoPhillips as a result of the changes to ConocoPhillips’ investment profile as a result of the Marathon Oil acquisition. Other Marathon Oil stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of ConocoPhillips common stock that they receive in the Marathon Oil acquisition. Such sales of ConocoPhillips common stock could have the effect of depressing the market price for ConocoPhillips common stock.

Combining our business with Marathon Oil’s may be more difficult, costly or time-consuming than expected and the combined company may fail to achieve the expected benefits and synergies of the Marathon Oil acquisition, which may adversely affect the combined company’s business results and negatively affect the value of the combined company’s common stock.
The success of the Marathon Oil acquisition will depend on, among other things, the ability of the two companies to combine their businesses in a manner that facilitates growth opportunities and realizes expected cost savings. The combined company may encounter difficulties in integrating our and Marathon Oil’s businesses and realizing the expected benefits and synergies of the Marathon Oil acquisition. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the Marathon Oil acquisition may not be realized fully, or at all, or may take longer to realize than expected.
The Marathon Oil acquisition involves the combination of two companies which currently operate, and until the completion of the Marathon Oil acquisition will continue to operate, as independent public companies. There can be no assurances that our respective businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees from both companies; the loss of commercial and vendor partners; the disruption of our, Marathon Oil’s or both companies’ ongoing businesses; inconsistencies in standards, controls, procedures and policies; unexpected integration issues; higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The combined company will be required to devote management attention and resources to integrating its business practices and operations, and prior to the Marathon Oil acquisition, management attention and resources will be required to plan for such integration.
An inability to realize the full extent of the anticipated benefits of the Marathon Oil acquisition and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company.
In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. There are a large number of processes, policies, procedures, operations and technologies and systems that must be integrated in connection with the Marathon Oil acquisition and the integration of Marathon Oil’s business. Although we expect that the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the integration of the business, may offset incremental transaction and acquisition-related costs over time, any net benefit may not be achieved in the near term or at all. If we and Marathon Oil are not able to adequately address integration challenges, we may be unable to successfully integrate operations or realize the anticipated benefits of the integration of the two companies.

ConocoPhillips 2024 Q2 10-Q	52

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2024	2,452,769	$130.20	2,452,769	$14,546
May 1 - 31, 2024	3,505,683	121.44	3,505,683	14,121
June 1 - 30, 2024	2,454,730	112.36	2,454,730	13,845
	8,413,182		8,413,182
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase program. As of October 2022, we had announced a total authorization to repurchase up to $45 billion of our common stock. As of June 30, 2024, we had repurchased $31.2 billion of shares. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. In connection with the pending transaction with Marathon Oil, share repurchases are restricted pursuant to SEC regulations; however, we expect such restrictions will end during the third quarter of 2024. See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2023 Annual Report on Form 10-K.

Item 5.    Other Information

Insider Trading Arrangements
During the three-month period ended June 30, 2024, no officer or director of the company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

53	ConocoPhillips 2024 Q2 10-Q

Item 6.     Exhibits

2.1
Agreement and Plan of Merger, dated as of May 28, 2024, by and among ConocoPhillips, Puma Merger Sub Corp, and Marathon Oil Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of ConocoPhillips filed on May 29, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
**Furnished herewith.

ConocoPhillips 2024 Q2 10-Q	54

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Christopher P. Delk
Christopher P. Delk
Vice President, Controller
and General Tax Counsel
August 1, 2024

55	ConocoPhillips 2024 Q2 10-Q