Form 10-Q
period 2024-09-30
CONOCOPHILLIPS
filed 2024-10-31
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,150,912,478 shares of common stock, $.01 par value, outstanding at September 30, 2024.

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations
The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP NOK	British pound Norwegian kroner	DD&A	depreciation, depletion and amortization
		FASB	Financial Accounting Standards Board
Units of Measurement
BBL	barrel	FIFO	first-in, first-out
BCF	billion cubic feet	G&A	general and administrative
BOE	barrel of oil equivalent	GAAP	generally accepted accounting principles
MBD	thousand barrels per day
MCF	thousand cubic feet	LIFO	last-in, first-out
MM	million	NPNS	normal purchase normal sale
MMBOE	million barrels of oil equivalent	PP&E	properties, plants and equipment
MBOED	thousand barrels of oil equivalent per day	VIE	variable interest entity
MMBOED	million barrels of oil equivalent per day
MMBTU	million British thermal units	Miscellaneous
MMCFD MTPA	million cubic feet per day million tonnes per annum	CERCLA	Federal Comprehensive Environmental Response Compensation and Liability Act
		DEI	diversity, equity and inclusion
Industry		EPA	Environmental Protection Agency
BLM	Bureau of Land Management	ESG	environmental, social and governance
CBM	coalbed methane	EU	European Union
CCS	carbon capture and storage	FERC	Federal Energy Regulatory Commission
E&P	exploration and production
FEED	front-end engineering and design	GHG	greenhouse gas
FID	final investment decision	HSE	health, safety and environment
FPS	floating production system	ICC	International Chamber of Commerce
FPSO	floating production, storage and	ICSID	World Bank’s International
	offloading		Centre for Settlement of
G&G	geological and geophysical		Investment Disputes
JOA	joint operating agreement	IRS	Internal Revenue Service
LNG	liquefied natural gas	OTC	over-the-counter
NGLs	natural gas liquids	NYSE	New York Stock Exchange
OPEC	Organization of Petroleum	SEC	U.S. Securities and Exchange
	Exporting Countries		Commission
PSC	production sharing contract	TSR	total shareholder return
PUDs	proved undeveloped reserves	U.K.	United Kingdom
SAGD	steam-assisted gravity drainage	U.S.	United States of America
WCS	Western Canadian Select	VROC	variable return of cash
WTI	West Texas Intermediate

1	ConocoPhillips 2024 Q3 10-Q

Financial Statements	Table of Contents
PART I. Financial Information
Item 1.    Financial Statements

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Revenues and Other Income
Sales and other operating revenues	$13,041	14,250	40,509	41,412
Equity in earnings of affiliates	441	388	1,265	1,299
Gain (loss) on dispositions	(2)	108	86	200
Other income	124	120	356	356
Total Revenues and Other Income	13,604	14,866	42,216	43,267
Costs and Expenses
Purchased commodities	4,747	5,543	14,939	16,297
Production and operating expenses	2,261	1,995	6,440	5,660
Selling, general and administrative expenses	186	169	528	533
Exploration expenses	70	92	284	313
Depreciation, depletion and amortization	2,390	2,095	6,935	6,047
Impairments	—	11	34	12
Taxes other than income taxes	476	536	1,567	1,624
Accretion on discounted liabilities	80	68	240	204
Interest and debt expense	189	194	592	561
Foreign currency transaction (gain) loss	(28)	55	(37)	(3)
Other expenses	(2)	8	(8)	(5)
Total Costs and Expenses	10,369	10,766	31,514	31,243
Income (loss) before income taxes	3,235	4,100	10,702	12,024
Income tax provision (benefit)	1,176	1,302	3,763	4,074
Net Income (Loss)	$2,059	2,798	6,939	7,950

Net Income (Loss) Per Share of Common Stock (dollars)
Basic	$1.77	2.33	5.92	6.56
Diluted	1.76	2.32	5.91	6.54
Weighted-Average Common Shares Outstanding (in thousands)
Basic	1,161,318	1,196,641	1,169,350	1,208,018
Diluted	1,163,227	1,199,746	1,171,424	1,211,012
See Notes to Consolidated Financial Statements.

ConocoPhillips 2024 Q3 10-Q	2

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net Income (Loss)	$2,059	2,798	6,939	7,950
Other comprehensive income (loss)
Defined benefit plans
Reclassification adjustment for amortization of prior service cost (credit) included in net income (loss)	(10)	(9)	(29)	(28)
Net change	(10)	(9)	(29)	(28)
Reclassification adjustment for amortization of net actuarial losses (gains) included in net income (loss)	16	20	48	62
Net change	16	20	48	62
Income taxes on defined benefit plans	(1)	(2)	(5)	(8)
Defined benefit plans, net of tax	5	9	14	26
Unrealized holding gain (loss) on securities	18	—	13	3
Reclassification adjustment for (gain) loss included in net income (loss)	(1)	(1)	(1)	(3)
Income taxes on unrealized holding gain (loss) on securities	(3)	—	(2)	—
Unrealized holding gain (loss) on securities, net of tax	14	(1)	10	—
Foreign currency translation adjustments, net of tax	147	(80)	(156)	(23)
Unrealized gain (loss) on hedging activities	(63)	46	(50)	46
Income taxes on unrealized gain (loss) on hedging activities	13	(10)	10	(10)
Unrealized gain (loss) on hedging activities, net of tax	(50)	36	(40)	36
Other Comprehensive Income (Loss), Net of Tax	116	(36)	(172)	39
Comprehensive Income (Loss)	$2,175	2,762	6,767	7,989
See Notes to Consolidated Financial Statements.

3	ConocoPhillips 2024 Q3 10-Q

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	September 30 2024	December 31 2023
Assets
Cash and cash equivalents	$5,221	5,635
Short-term investments	1,571	971
Accounts and notes receivable (net of allowance of $4 and $3, respectively)	4,791	5,461
Accounts and notes receivable—related parties	24	13
Inventories	1,496	1,398
Prepaid expenses and other current assets	881	852
Total Current Assets	13,984	14,330
Investments and long-term receivables	9,192	9,130
Net properties, plants and equipment (net of accumulated DD&A of $79,484 and $74,361, respectively)	70,725	70,044
Other assets	2,798	2,420
Total Assets	$96,699	95,924

Liabilities
Accounts payable	$5,161	5,083
Accounts payable—related parties	29	34
Short-term debt	1,314	1,074
Accrued income and other taxes	2,473	1,811
Employee benefit obligations	627	774
Other accruals	1,161	1,229
Total Current Liabilities	10,765	10,005
Long-term debt	16,990	17,863
Asset retirement obligations and accrued environmental costs	7,337	7,220
Deferred income taxes	8,986	8,813
Employee benefit obligations	945	1,009
Other liabilities and deferred credits	1,795	1,735
Total Liabilities	46,818	46,645

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value)
Issued (2024—2,107,349,949 shares; 2023—2,103,772,516 shares)
Par value	21	21
Capital in excess of par	61,430	61,303
Treasury stock (at cost: 2024—956,437,471 shares; 2023—925,670,961 shares)	(69,184)	(65,640)
Accumulated other comprehensive income (loss)	(5,845)	(5,673)
Retained earnings	63,459	59,268
Total Equity	49,881	49,279
Total Liabilities and Equity	$96,699	95,924
See Notes to Consolidated Financial Statements.

ConocoPhillips 2024 Q3 10-Q	4

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Nine Months Ended September 30
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$6,939	7,950
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	6,935	6,047
Impairments	34	12
Dry hole costs and leasehold impairments	48	151
Accretion on discounted liabilities	240	204
Deferred taxes	249	753
Distributions more (less) than income from equity affiliates	545	920
(Gain) loss on dispositions	(86)	(200)
Other	(18)	16
Working capital adjustments
Decrease (increase) in accounts and notes receivable	656	1,147
Decrease (increase) in inventories	(100)	(114)
Decrease (increase) in prepaid expenses and other current assets	(53)	486
Increase (decrease) in accounts payable	(117)	(837)
Increase (decrease) in taxes and other accruals	395	(1,833)
Net Cash Provided by Operating Activities	15,667	14,702
Cash Flows From Investing Activities
Capital expenditures and investments	(8,801)	(8,365)
Working capital changes associated with investing activities	195	(175)
Acquisition of businesses, net of cash acquired	49	—
Proceeds from asset dispositions	217	613
Net sales (purchases) of investments	(599)	1,860
Other	(11)	(81)
Net Cash Used in Investing Activities	(8,950)	(6,148)
Cash Flows From Financing Activities
Issuance of debt	—	3,787
Repayment of debt	(607)	(1,243)
Issuance of company common stock	(66)	(57)
Repurchase of company common stock	(3,513)	(4,300)
Dividends paid	(2,749)	(4,175)
Other	(131)	(34)
Net Cash Used in Financing Activities	(7,066)	(6,022)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(28)	(150)
Net Change in Cash, Cash Equivalents and Restricted Cash	(377)	2,382
Cash, cash equivalents and restricted cash at beginning of period	5,899	6,694
Cash, Cash Equivalents and Restricted Cash at End of Period	$5,522	9,076
Restricted cash of $301 million and $264 million is included in the "Other assets" line of our Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023, respectively.
See Notes to Consolidated Financial Statements.

5	ConocoPhillips 2024 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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

Note 2—Inventories

	Millions of Dollars
	September 30 2024	December 31 2023
Crude oil and natural gas	$759	676
Materials and supplies	737	722
Total inventories	$1,496	1,398

Inventories valued on the LIFO basis	$424	401

Note 3—Acquisitions and Dispositions
Marathon Oil Corporation Announced Acquisition
For discussion regarding our announced acquisition of Marathon Oil Corporation (Marathon Oil), see Note 20.

Alaska Announced Acquisition
In October 2024, after exercising our preferential rights, we signed a purchase and sale agreement for approximately $300 million, subject to customary adjustments, to increase our working interest by approximately 5 percent in the Kuparuk River Unit and approximately 0.4 percent in the Prudhoe Bay Unit from Chevron U.S.A. Inc. and Union Oil Company of California. Our updated working interest in the Kuparuk River Unit will vary from 94 to 99 percent inclusive of satellites and for the Prudhoe Bay Unit will be approximately 36.5 percent. The transaction is expected to close in the fourth quarter of 2024.

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

The contingent consideration arrangement requires additional consideration to be paid to TotalEnergies EP Canada Ltd. up to $0.4 billion CAD over a five-year term. The contingent payments represent $2 million for every dollar that WCS pricing exceeds $52 per barrel during the month, subject to certain production targets being achieved. The undiscounted amount we could pay under this arrangement was up to $0.3 billion USD at closing. The fair value of the contingent consideration on the acquisition date was $320 million and estimated by applying the income approach. For the nine-month period ended September 30, 2024, we have made payments of $147 million USD under this arrangement, included in the "Other" line within the Financing Activities section of our Consolidated Statement of Cash Flows. See Note 11.

ConocoPhillips 2024 Q3 10-Q	6

Notes to Consolidated Financial Statements	Table of Contents
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

Supplemental Pro Forma (unaudited)
The following table summarizes the unaudited supplemental pro forma financial information for the three- and nine-month periods ended September 30, 2023, as if we had completed the acquisition on January 1, 2022.

	Millions of Dollars
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Supplemental Pro Forma (unaudited)	As Reported	Pro Forma Surmont	Pro Forma Combined	As Reported	Pro Forma Surmont	Pro Forma Combined
Total Revenues and Other Income	$14,866	697	15,563	43,267	1,989	45,256
Income (loss) before income taxes	4,100	269	4,369	12,024	498	12,522
Net Income (Loss)	2,798	204	3,002	7,950	378	8,328

Earnings per share ($ per share):
Basic net income (loss)	$2.33		2.50	6.56		6.87
Diluted net income (loss)	2.32		2.49	6.54		6.85
The unaudited supplemental pro forma financial information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed on January 1, 2022, nor is it necessarily indicative of future operating results of the combined entity. The unaudited pro forma financial information for the three- and nine-month periods ended September 30, 2023, is a result of combining the consolidated income statement of ConocoPhillips with the results of the assets acquired from TotalEnergies EP Canada Ltd. The pro forma results do not include transaction-related costs, nor any cost savings anticipated as a result of the transaction. The pro forma results include adjustments which relate primarily to DD&A, which is based on the unit-of-production method, resulting from the purchase price allocated to oil and gas properties. We believe the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected.

7	ConocoPhillips 2024 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 4—Investments and Long-Term Receivables
Australia Pacific LNG Pty Ltd. (APLNG)
In Australia, we hold a 47.5 percent shareholding interest in APLNG. At September 30, 2024, the outstanding balance of APLNG's debt was $4.0 billion under various previously entered facilities. The last principal and interest payment on these facilities is due in September 2030. See Note 7.
At September 30, 2024, the carrying value of our equity method investment in APLNG was approximately $5.0 billion.
Port Arthur LNG (PALNG)
In March 2023, we acquired a 30 percent direct equity investment in PALNG, a joint venture for the development of a large-scale LNG facility. At September 30, 2024, the carrying value of our equity method investment in PALNG was approximately $1.5 billion.
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

At September 30, 2024, the carrying value of our equity method investments in Qatar was approximately $1.2 billion.

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

ConocoPhillips 2024 Q3 10-Q	8

Notes to Consolidated Financial Statements	Table of Contents
Note 5—Debt
Our debt balance at September 30, 2024 was $18.3 billion, compared with $18.9 billion at December 31, 2023.

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
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at September 30, 2024, and at December 31, 2023.

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
At September 30, 2024, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis; therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

9	ConocoPhillips 2024 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 6—Changes in Equity

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended September 30, 2024
Balances at June 30, 2024	$21	61,381	(68,005)	(5,961)	62,309	49,745
Net income (loss)					2,059	2,059
Other comprehensive income (loss)				116		116
Dividends declared
Ordinary ($0.58 per common share)					(677)	(677)
Variable return of cash ($0.20 per common share)					(233)	(233)
Repurchase of company common stock			(1,168)			(1,168)
Excise tax on share repurchases			(11)			(11)
Distributed under benefit plans		49				49
Other					1	1
Balances at September 30, 2024	$21	61,430	(69,184)	(5,845)	63,459	49,881

For the nine months ended September 30, 2024
Balances at December 31, 2023	$21	61,303	(65,640)	(5,673)	59,268	49,279
Net income (loss)					6,939	6,939
Other comprehensive income (loss)				(172)		(172)
Dividends declared
Ordinary ($1.74 per common share)					(2,045)	(2,045)
Variable return of cash ($0.60 per common share)					(704)	(704)
Repurchase of company common stock			(3,513)			(3,513)
Excise tax on share repurchases			(31)			(31)
Distributed under benefit plans		127				127
Other					1	1
Balances at September 30, 2024	$21	61,430	(69,184)	(5,845)	63,459	49,881

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended September 30, 2023
Balances at June 30, 2023	$21	61,169	(63,217)	(5,925)	55,483	47,531
Net income (loss)					2,798	2,798
Other comprehensive income (loss)				(36)		(36)
Dividends declared
Ordinary ($0.51 per common share)					(613)	(613)
Variable return of cash ($0.60 per common share)					(717)	(717)
Repurchase of company common stock			(1,300)			(1,300)
Excise tax on share repurchases			(12)			(12)
Distributed under benefit plans		92				92
Other		1			1	2
Balances at September 30, 2023	$21	61,262	(64,529)	(5,961)	56,952	47,745

For the nine months ended September 30, 2023
Balances at December 31, 2022	$21	61,142	(60,189)	(6,000)	53,029	48,003
Net income (loss)					7,950	7,950
Other comprehensive income (loss)				39		39
Dividends declared
Ordinary ($1.53 per common share)					(1,858)	(1,858)
Variable return of cash ($1.80 per common share)					(2,171)	(2,171)
Repurchase of company common stock			(4,300)			(4,300)
Excise tax on share repurchases			(40)			(40)
Distributed under benefit plans		119				119
Other		1			2	3
Balances at September 30, 2023	$21	61,262	(64,529)	(5,961)	56,952	47,745

ConocoPhillips 2024 Q3 10-Q	10

Notes to Consolidated Financial Statements	Table of Contents
Note 7—Guarantees
At September 30, 2024, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At September 30, 2024, we had multiple guarantees outstanding in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing September 2024 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee to be six years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At September 30, 2024, the carrying value of this guarantee was approximately $14 million.

•In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy Limited in October 2008, we agreed to reimburse Origin Energy Limited for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements. The final guarantee expires in the fourth quarter of 2041. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $700 million ($1.2 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 12 to 21 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $490 million and would become payable if APLNG does not perform. At September 30, 2024, the carrying value of these guarantees was approximately $34 million.

QatarEnergy LNG Guarantees
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in NFE4 and NFS3. These guarantees have an approximate 30-year term with no maximum limit. At September 30, 2024, the carrying value of these guarantees was approximately $14 million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $620 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of one to five years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities or as a result of nonperformance of contractual terms by guaranteed parties. At September 30, 2024, there was no carrying value associated with these guarantees.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnification obligations at September 30, 2024, was approximately $20 million. Those related to environmental issues have terms that are generally indefinite, and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 8 for additional information about environmental liabilities.

11	ConocoPhillips 2024 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
Environmental
We are subject to international, federal, state and local environmental laws and regulations and record accruals for environmental liabilities based on management’s best estimates. These estimates are based on currently available facts, existing technology and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience and data released by the U.S. EPA or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable.
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
For remediation activities in the U.S. and Canada, our consolidated balance sheet included a total environmental accrual of $209 million at September 30, 2024 compared with $184 million at December 31, 2023. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

ConocoPhillips 2024 Q3 10-Q	12

Notes to Consolidated Financial Statements	Table of Contents
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
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at September 30, 2024, we had performance obligations secured by letters of credit of $236 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
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
In 2014, ConocoPhillips filed a separate and independent arbitration under the rules of the ICC against PDVSA under the contracts that had established the Petrozuata and Hamaca projects. The ICC Tribunal issued an award in April 2018, finding that PDVSA owed ConocoPhillips approximately $2 billion under their agreements in connection with the expropriation of the projects and other pre-expropriation fiscal measures. In August 2018, ConocoPhillips entered into a settlement with PDVSA to recover the full amount of this ICC award, plus interest through the payment period, including initial payments totaling approximately $500 million within a period of 90 days from the time of signing the settlement agreement. The balance of the settlement was to be paid quarterly over a period of four and a half years. Per the settlement, PDVSA recognized the ICC award as a judgment in various jurisdictions, and ConocoPhillips agreed to suspend its legal enforcement actions. ConocoPhillips sent notices of default to PDVSA on October 14 and November 12, 2019, and to date PDVSA has failed to cure its breach. As a result, ConocoPhillips has resumed legal enforcement actions. To date, ConocoPhillips has received approximately $786 million in connection with the ICC award. ConocoPhillips has ensured that the settlement and any actions taken in enforcement thereof meet all appropriate U.S. regulatory requirements, including those related to any applicable sanctions imposed by the U.S. against Venezuela.
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

13	ConocoPhillips 2024 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Beginning in 2017, governmental and other entities in several states/territories in the U.S. have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. Additional lawsuits with similar allegations are expected to be filed. The legal and factual issues are unprecedented; therefore, there is significant uncertainty about the scope of the claims and alleged damages and any potential impact on the Company’s financial condition. ConocoPhillips believes these lawsuits are factually and legally meritless and are an inappropriate vehicle to address the challenges associated with climate change and will vigorously defend against such lawsuits.

Several Louisiana parishes and the State of Louisiana have filed numerous lawsuits under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA) against oil and gas companies, including ConocoPhillips, seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. ConocoPhillips entities are defendants in 22 of the lawsuits and will vigorously defend against them. On October 17, 2022, the Fifth Circuit affirmed remand of the lead case to state court, and the subsequent request for rehearing was denied. On February 27, 2023, the Supreme Court denied a certiorari petition from the defendants regarding the Fifth Circuit ruling. Accordingly, the federal district courts have issued remands to state court. Because Plaintiffs’ SLCRMA theories are unprecedented, there is uncertainty about these claims (both as to scope and damages), and we continue to evaluate our exposure in these lawsuits.
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

In July 2021, a federal securities class action was filed against Concho, certain of Concho’s officers, and ConocoPhillips as Concho’s successor in the United States District Court for the Southern District of Texas. On October 21, 2021, the court issued an order appointing Utah Retirement Systems and the Construction Laborers Pension Trust for Southern California as lead plaintiffs (Lead Plaintiffs). On January 7, 2022, the Lead Plaintiffs filed their consolidated complaint alleging that Concho made materially false and misleading statements regarding its business and operations in violation of the federal securities laws and seeking unspecified damages, attorneys’ fees, costs, equitable/injunctive relief and such other relief that may be deemed appropriate. The defendants filed a motion to dismiss the consolidated complaint on March 8, 2022. On June 23, 2023, the court denied defendants’ motion as to most defendants including Concho/ConocoPhillips. We believe the allegations in the action are without merit and are vigorously defending this litigation.

ConocoPhillips is involved in pending disputes with commercial counterparties relating to the propriety of its force majeure notices following Winter Storm Uri in 2021. We believe these claims are without merit and are vigorously defending them.

Note 9—Suspended Wells and Exploration Expenses
The capitalized cost of suspended wells at September 30, 2024 was $196 million, an increase of $12 million from December 31, 2023. In the third quarter of 2024, a partner operated well completed drilling in the Gulf of Mexico and was suspended pending further analysis. In the first quarter of 2024, after further evaluation, we recognized dry hole expenses of $18 million for the suspended Busta discovery well on license PL782S in the North Sea.

Exploration Expenses
In the second quarter of 2024, we recognized $22 million as dry hole expense primarily for two partner operated exploration wells in the Alvheim area of the Norwegian sector of the North Sea.

ConocoPhillips 2024 Q3 10-Q	14

Notes to Consolidated Financial Statements	Table of Contents
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
The following table presents the gross fair values of our commodity derivatives, excluding collateral, on our consolidated balance sheet:

	Millions of Dollars
	September 30 2024	December 31 2023
Assets
Prepaid expenses and other current assets	$342	611
Other assets	86	113
Liabilities
Other accruals	308	567
Other liabilities and deferred credits	74	80
The gains (losses) from commodity derivatives included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Sales and other operating revenues	$49	(11)	135	1
Other income	(2)	(5)	(2)	(6)
Purchased commodities	(46)	7	(125)	(49)
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long (Short)
	September 30 2024	December 31 2023
Commodity
Natural gas and power (bcf equivalent)
Fixed price	(21)	(12)
Basis	(1)	(2)

15	ConocoPhillips 2024 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Interest Rate Derivative Instruments
For the three- and nine-month periods ended September 30, 2024, we recognized an unrealized loss of $63 million and $50 million, respectively in other comprehensive income (loss) related to our share of PALNG's interest rate swaps designated as a cash flow hedge. For the three- and nine-month periods ended September 30, 2023, we recognized an unrealized gain of $46 million in other comprehensive income (loss) related to these swaps.

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
The following investments are carried on our consolidated balance sheet at cost, plus accrued interest, and the table reflects remaining maturities at September 30, 2024, and December 31, 2023:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	September 30 2024	December 31 2023	September 30 2024	December 31 2023
Cash	$581	474
Demand Deposits	1,884	1,424
Time Deposits
1 to 90 days	2,512	3,713	1,050	511
91 to 180 days			1	22
Within one year			5	3
U.S. Government Obligations
1 to 90 days	241	24	—	—
	$5,218	5,635	1,056	536

ConocoPhillips 2024 Q3 10-Q	16

Notes to Consolidated Financial Statements	Table of Contents
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at September 30, 2024, and December 31, 2023:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments		Investments and Long-Term Receivables
	September 30 2024	December 31 2023	September 30 2024	December 31 2023	September 30 2024	December 31 2023
Major Security Type
Corporate Bonds	$—	—	330	201	599	606
Commercial Paper	3	—	97	131
U.S. Government Obligations	—	—	62	89	195	189
U.S. Government Agency Obligations			—	5	7	7
Foreign Government Obligations			8	7	4	4
Asset-Backed Securities			18	2	204	183
	$3	—	515	435	1,009	989
Cash and Cash Equivalents and Short-Term Investments have remaining maturities within one year. Investments and Long-Term Receivables have remaining maturities greater than one year through four years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	September 30 2024	December 31 2023	September 30 2024	December 31 2023
Major Security Type
Corporate Bonds	$919	806	929	807
Commercial Paper	100	131	100	131
U.S. Government Obligations	255	278	257	278
U.S. Government Agency Obligations	7	12	7	12
Foreign Government Obligations	12	11	12	11
Asset-Backed Securities	220	184	222	185
	$1,513	1,422	1,527	1,424
As of September 30, 2024 total unrealized gains for debt securities classified as available for sale with net gains were $14 million. As of December 31, 2023, total unrealized gains for debt securities classified as available for sale with net gains were $5 million. No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.
For the three- and nine-month periods ended September 30, 2024, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $142 million and $597 million, respectively. For the three- and nine-month periods ended September 30, 2023, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $258 million and $809 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.

17	ConocoPhillips 2024 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at September 30, 2024, and December 31, 2023, was $62 million and $181 million, respectively. For these instruments, no collateral was posted at September 30, 2024 and December 31, 2023. If our credit rating had been downgraded below investment grade at September 30, 2024, we would have been required to post $38 million of additional collateral, either with cash or letters of credit.

ConocoPhillips 2024 Q3 10-Q	18

Notes to Consolidated Financial Statements	Table of Contents
Note 11—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during the nine-month period ended September 30, 2024, nor during the year ended December 31, 2023.
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
•Level 3 liabilities include the fair value of future quarterly contingent payments to TotalEnergies EP Canada Ltd. in connection with the acquisition of the remaining 50 percent working interest in Surmont completed in 2023. Contingent consideration consists of total payments up to approximately $0.4 billion CAD over a five-year term ending in the fourth quarter of 2028. The contingent payments represent $2 million for every dollar that the monthly WCS average pricing exceeds $52 per barrel. The terms include adjustments related to not achieving certain production targets. During the nine-month period ended September 30, 2024, we made payments of approximately $147 million USD to TotalEnergies EP Canada Ltd. under this arrangement. These payments are included in the "Other" line within the Financing Activities section of our Consolidated Statement of Cash Flows. The fair value of the remaining contingent consideration as of September 30, 2024, is calculated using the income approach and is largely based on the estimated commodity price outlook using a combination of external pricing service companies' and our internal price outlook (unobservable input) and a discount rate consistent with those used by principal market participants (observable input). The impact of other unobservable inputs on the fair value as of September 30, 2024, was not significant.

19	ConocoPhillips 2024 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in debt securities	$257	1,270	—	1,527	278	1,146	—	1,424
Commodity derivatives	198	195	35	428	308	301	115	724
Total assets	$455	1,465	35	1,955	586	1,447	115	2,148

Liabilities
Commodity derivatives	$251	117	14	382	350	283	14	647
Contingent consideration	—	—	165	165	—	—	312	312
Total liabilities	$251	117	179	547	350	283	326	959
The range and arithmetic average of the significant unobservable input used in the Level 3 fair value measurement was as follows:

	Fair Value (Millions of Dollars)	Valuation Technique	Unobservable Input	Range (Arithmetic Average)
Contingent consideration - Surmont as of:
September 30, 2024	$165	Discounted cash flow	Commodity price outlook* ($/BOE)	$50.05 - $61.69 ($54.88)
December 31, 2023	312			$45.48 - $63.04 ($57.45)
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

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
September 30, 2024
Assets	$428	—	428	245	183	—	183
Liabilities	382	1	381	245	136	53	83

December 31, 2023
Assets	$724	39	685	375	310	4	306
Liabilities	647	34	613	375	238	47	191
At September 30, 2024 and December 31, 2023, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

ConocoPhillips 2024 Q3 10-Q	20

Notes to Consolidated Financial Statements	Table of Contents
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
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	September 30 2024	December 31 2023	September 30 2024	December 31 2023
Financial assets
Commodity derivatives	183	345	183	345
Investments in debt securities	1,527	1,424	1,527	1,424
Financial liabilities
Total debt, excluding finance leases	17,311	17,808	18,085	18,621
Commodity derivatives	84	225	84	225

21	ConocoPhillips 2024 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 12—Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheet includes:

	Millions of Dollars
	Defined Benefit Plans	Unrealized Holding Gain/(Loss) on Securities	Foreign Currency Translation	Unrealized Gain/(Loss) on Hedging Activities	Accumulated Other Comprehensive Income/(Loss)
December 31, 2023	$(393)	2	(5,344)	62	(5,673)
Other comprehensive income (loss)	14	10	(156)	(40)	(172)
September 30, 2024	$(379)	12	(5,500)	22	(5,845)
The following table summarizes reclassifications out of accumulated other comprehensive income (loss) and into net income (loss):

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Defined benefit plans*	$5	9	14	26
*The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $1 million and $2 million for the three-month periods ended September 30, 2024 and September 30, 2023, respectively, and $5 million and $8 million for the nine-month periods ended September 30, 2024 and September 30, 2023, respectively. See Note 14.

Note 13—Cash Flow Information

	Millions of Dollars
	Nine Months Ended September 30
	2024	2023
Cash Payments
Interest	$628	533
Income taxes	2,797	4,141

Net Sales (Purchases) of Investments
Short-term investments purchased	$(2,562)	(917)
Short-term investments sold	2,357	3,350
Long-term investments purchased	(503)	(676)
Long-term investments sold	109	103
	$(599)	1,860

ConocoPhillips 2024 Q3 10-Q	22

Notes to Consolidated Financial Statements	Table of Contents
Note 14—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Int'l.	U.S.	Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended September 30
Service cost	$12	9	12	10	—	—
Interest cost	19	28	19	28	1	1
Expected return on plan assets	(16)	(41)	(15)	(38)
Amortization of prior service credit	—	—	—	—	(10)	(9)
Recognized net actuarial loss (gain)	1	15	3	16	—	(1)
Settlements	—	—	2	—
Net periodic benefit cost	$16	11	21	16	(9)	(9)

Nine Months Ended September 30
Service cost	$37	28	38	29	1	—
Interest cost	57	85	58	85	4	4
Expected return on plan assets	(49)	(122)	(44)	(112)
Amortization of prior service credit	—	—	—	—	(29)	(28)
Recognized net actuarial loss (gain)	5	43	9	50	—	(3)
Settlements	—	—	6	—
Net periodic benefit cost	$50	34	67	52	(24)	(27)
The components of net periodic benefit cost, other than the service cost component, are included in the "Other expenses" line of our consolidated income statement.
During the first nine months of 2024, we contributed $90 million to our domestic benefit plans and $81 million to our international benefit plans. We expect our total contributions in 2024 to be approximately $100 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $95 million to our international qualified and nonqualified pension and postretirement benefit plans.

Note 15—Related Party Transactions
Our related parties primarily include equity method investments and certain trusts for the benefit of employees.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Significant Transactions with Equity Affiliates
Operating revenues and other income	$23	23	64	67
Operating expenses and selling, general and administrative expenses	51	73	163	224

23	ConocoPhillips 2024 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 16—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Revenue from contracts with customers	$11,703	12,599	36,670	35,578
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	1,403	1,697	3,971	6,289
Financial derivative contracts	(65)	(46)	(132)	(455)
Consolidated sales and other operating revenues	$13,041	14,250	40,509	41,412
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

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Revenue from Contracts Outside the Scope of ASC Topic 606 by Segment
Lower 48	$1,007	1,478	3,009	5,067
Canada	68	207	376	978
Europe, Middle East and North Africa	328	12	586	244
Physical contracts meeting the definition of a derivative	$1,403	1,697	3,971	6,289

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Revenue from Contracts Outside the Scope of ASC Topic 606 by Product
Crude oil	$220	—	273	143
Natural gas	736	1,274	2,650	5,122
Other	447	423	1,048	1,024
Physical contracts meeting the definition of a derivative	$1,403	1,697	3,971	6,289
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

ConocoPhillips 2024 Q3 10-Q	24

Notes to Consolidated Financial Statements	Table of Contents
Receivables and Contract Liabilities
Receivables from Contracts with Customers
At September 30, 2024, the “Accounts and notes receivable” line on our consolidated balance sheet included trade receivables of $3,726 million compared with $4,414 million at December 31, 2023, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with gas sold under contracts for which NPNS has not been elected compared to trade receivables where NPNS has been elected.
Contract Liabilities from Contracts with Customers
We have entered into certain agreements under which we license our proprietary technology, including the Optimized Cascade® process technology, to customers to maximize the efficiency of LNG plants. These agreements typically provide for milestone payments to be made during and after the construction phases of the LNG plant. The payments are not directly related to our performance obligations under the contract and are recorded as deferred revenue to be recognized when the customer is able to benefit from their right to use the applicable licensed technology. Revenue recognized during the three- and nine-month periods ended September 30, 2024, and September 30, 2023, was immaterial. We expect to recognize the outstanding contract liabilities of $45 million as of September 30, 2024, as revenue during the years 2026, 2028 and 2029.

Note 17—Earnings Per Share
The following table presents the calculation of net income (loss) available to common shareholders and basic and diluted EPS. For the periods presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Basic earnings per share

Net Income (Loss)	$2,059	2,798	6,939	7,950
Less: Dividends and undistributed earnings
allocated to participating securities	7	9	21	26
Net Income (Loss) available to common shareholders	$2,052	2,789	6,918	7,924
Weighted-average common shares outstanding (in millions)	1,161	1,197	1,169	1,208
Net Income (Loss) Per Share of Common Stock	$1.77	2.33	5.92	6.56

Diluted earnings per share

Net Income (Loss) available to common shareholders	$2,052	2,789	6,918	7,924
Weighted-average common shares outstanding (in millions)	1,161	1,197	1,169	1,208
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs (in millions)	2	3	2	3
Weighted-average diluted shares outstanding (in millions)	1,163	1,200	1,171	1,211
Net Income (Loss) Per Share of Common Stock	$1.76	2.32	5.91	6.54

25	ConocoPhillips 2024 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
We evaluate performance and allocate resources based on net income (loss). Intersegment sales are at prices that approximate market.
Analysis of Results by Operating Segment

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Sales and Other Operating Revenues
Alaska	$1,481	1,801	4,934	5,245
Lower 48	9,080	9,883	27,442	28,321
Intersegment eliminations	—	—	(1)	(5)
Lower 48	9,080	9,883	27,441	28,316
Canada	1,139	1,320	4,136	3,353
Intersegment eliminations	(479)	(512)	(1,599)	(1,253)
Canada	660	808	2,537	2,100
Europe, Middle East and North Africa	1,337	1,211	4,090	4,282
Asia Pacific	478	544	1,495	1,440
Corporate and Other	5	3	12	29
Consolidated sales and other operating revenues	$13,041	14,250	40,509	41,412

Sales and Other Operating Revenues by Geographic Location*
U.S.	$10,445	11,550	32,201	33,392
Canada	660	808	2,537	2,100
China	261	225	749	671
Libya	307	392	1,277	1,209
Malaysia	217	319	746	769
Norway	640	589	1,778	1,817
U.K.	510	366	1,217	1,451
Other foreign countries	1	1	4	3
Worldwide consolidated	$13,041	14,250	40,509	41,412

Sales and Other Operating Revenues by Product
Crude oil	$9,806	10,027	29,480	27,894
Natural gas	1,290	2,209	4,346	8,481
Natural gas liquids	693	677	2,035	1,954
Other**	1,252	1,337	4,648	3,083
Consolidated sales and other operating revenues by product	$13,041	14,250	40,509	41,412
*Sales and other operating revenues are attributable to countries based on the location of the selling operation.
**Includes bitumen and power.

ConocoPhillips 2024 Q3 10-Q	26

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net Income (Loss)
Alaska	$267	448	973	1,236
Lower 48	1,241	1,781	3,881	4,863
Canada	25	186	466	224
Europe, Middle East and North Africa	298	253	853	882
Asia Pacific	455	465	1,411	1,374
Other International	1	(2)	3	(5)
Corporate and Other	(228)	(333)	(648)	(624)
Consolidated net income (loss)	$2,059	2,798	6,939	7,950

	Millions of Dollars
	September 30 2024	December 31 2023
Total Assets
Alaska	$17,401	16,174
Lower 48	42,346	42,415
Canada	10,072	10,277
Europe, Middle East and North Africa	8,161	8,396
Asia Pacific	8,323	8,903
Other International	6	—
Corporate and Other	10,390	9,759
Consolidated total assets	$96,699	95,924
Note 19—Income Taxes
Our effective tax rate for the three-month periods ended September 30, 2024, and September 30, 2023, was 36.4 percent and 31.8 percent, respectively. The change in the effective tax rate for the three-month period ended September 30, 2024, is primarily due to a shift in our mix of income among taxing jurisdictions as well as the release of tax reserves and the recognition of a Malaysia tax benefit occurring in the three-month period ending September 30, 2023.

Our effective tax rate for the nine-month periods ended September 30, 2024, and 2023, was 35.2 percent and 33.9 percent, respectively. The change in the effective tax rate for the nine-month period ended September 30, 2024, is primarily due to a release of tax reserves and a recognition of a $52 million Malaysia tax benefit in the nine-month period ending September 30, 2023, partly offset by a shift in our mix of income among our tax jurisdictions and a recognition of a $76 million Malaysia tax benefit.

During the first quarter of 2024, we recorded a $76 million tax benefit associated with a deepwater investment tax incentive for Malaysia Blocks J and G.

During the third quarter of 2023, we received legislative approval in the Malaysia Block J to claim a deepwater investment tax incentive. As a result, we recorded an income tax benefit of $52 million.

During the third quarter of 2023, the Canada Revenue Agency closed the 2018 domestic audit of one of our Canadian subsidiaries. As a result, we recognized a Canadian tax benefit of $92 million relating to our disposition of certain Canadian assets that was previously offset by a full reserve.

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

27	ConocoPhillips 2024 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 20—Pending Acquisition of Marathon Oil Corporation
On May 28, 2024, we entered into a definitive agreement (the Merger Agreement) with Marathon Oil to acquire all of its outstanding shares in an all-stock transaction, pursuant to which Marathon Oil stockholders will receive 0.255 shares of ConocoPhillips common stock for each Marathon Oil share. The transaction was unanimously approved by the boards of directors of both companies. On August 29, 2024, Marathon Oil announced that its stockholders had approved the transaction. We are working to complete the merger as soon as practicable and continue to anticipate closing late in the fourth quarter of 2024, subject to regulatory clearances and other customary closing conditions. See Item 1A. Risk Factors.

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

ConocoPhillips 2024 Q3 10-Q	28

Management’s Discussion and Analysis	Table of Contents
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
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies based on production and reserves, with operations and activities in 13 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; global LNG developments; oil sands in Canada; and an inventory of global exploration prospects. Headquartered in Houston, Texas, at September 30, 2024, we employed approximately 10,300 people worldwide and had total assets of $97 billion.

Pending Acquisition of Marathon Oil Corporation
In May 2024, we announced a definitive agreement (the Merger Agreement) to acquire Marathon Oil Corporation (Marathon Oil) in an all-stock transaction (the Marathon Oil acquisition), inclusive of Marathon Oil's debt of approximately $5.3 billion at June 30, 2024. Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of each company, Marathon Oil stockholders will receive 0.255 shares of ConocoPhillips common stock for each Marathon Oil share. We expect that the Marathon Oil acquisition will add high-quality, low cost of supply, development opportunities to our existing U.S. onshore portfolio and additional LNG capacity to our global LNG portfolio. On August 29, 2024, Marathon Oil announced that its stockholders had approved the transaction. We anticipate closing late in the fourth quarter of 2024, subject to regulatory clearances and other customary closing conditions. See Item 1A. Risk Factors.

In May 2024, as part of our Marathon Oil acquisition announcement, we stated that we expected at least $500 million in synergies, within the first full year following the close of the transaction. We now expect to reflect synergies that significantly exceed our initial $500 million guidance. Concurrent with our Marathon Oil acquisition announcement, we detailed a plan to repurchase over $7 billion of shares in the first full year following the closing of the transaction and over $20 billion of shares in total over the first three years, based on commodity prices at the time of the announcement. Through this plan we expect to retire the equivalent amount of newly issued equity from the transaction in two to three years. Further, in conjunction with the Marathon Oil acquisition announcement, we announced a plan to dispose of approximately $2 billion of assets across the portfolio pursuant to ongoing high-grading and optimization efforts.

29	ConocoPhillips 2024 Q3 10-Q

Management’s Discussion and Analysis	Table of Contents
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

In the third quarter, we announced further growth to our global LNG portfolio. In July, we entered into an 18-year agreement securing regasification capacity at the Zeebrugge LNG terminal in Belgium which includes regasification services for approximately 0.75 MTPA of LNG beginning in 2027. In July, we also entered into a long-term LNG sales agreement for approximately 0.5 MTPA into Asia starting in 2027. These agreements provide additional access to both the European and Asian natural gas markets.

We continue to optimize our portfolio geared towards our returns-focused value proposition. In October, we signed an agreement to acquire additional working interests in both the Kuparuk River Unit and the Prudhoe Bay Unit in Alaska. This transaction is expected to close in the fourth quarter of 2024. See Note 3.

In October, we declared a fourth-quarter ordinary dividend of $0.78 per share, representing an increase of 34 percent which incorporates the prior VROC equivalent of $0.20 per share. We also reconfirmed our 2024 planned return of capital to shareholders of at least $9 billion. Additionally in October, our Board of Directors approved an increase to our existing share repurchase program authorization by the lesser of $20 billion or the number of shares issued in the Marathon Oil transaction.

Production was 1,917 MBOED in the third quarter of 2024, an increase of 111 MBOED from the same period a year ago. After adjusting for impacts from closed acquisitions and dispositions, third-quarter 2024 production increased by 47 MBOED or three percent from the same period a year ago.

Third-quarter 2024 production resulted in $5.8 billion of cash provided by operating activities. We returned $1.2 billion to shareholders through share repurchases and $0.9 billion through our ordinary dividend and a VROC. We ended the quarter with cash, cash equivalents, restricted cash and short-term investments totaling $7.1 billion and long-term investments in debt securities of $1.0 billion.

Also in the third quarter of 2024, we re-invested $2.9 billion into the business in the form of capital expenditures and investments, with over half of the expenditures related to flexible, short-cycle unconventional plays in the Lower 48 segment, where our production has access to both domestic and export markets.

ConocoPhillips 2024 Q3 10-Q	30

Management’s Discussion and Analysis	Table of Contents
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

Brent crude oil prices averaged $80.18 per barrel in the third quarter of 2024, a decrease of eight percent compared with $86.76 per barrel in the third quarter of 2023. WTI at Cushing crude oil prices averaged $75.10 per barrel in the third quarter of 2024, a decrease of nine percent compared with $82.26 per barrel in the third quarter of 2023. Oil prices were lower in the third quarter of 2024 due to slower global demand growth relative to the third quarter of 2023 and higher supplies from non-OPEC Plus countries.
Henry Hub natural gas prices averaged $2.15 per MMBTU in the third quarter of 2024, a decrease of 15 percent compared with $2.54 per MMBTU in the third quarter of 2023. Henry Hub prices decreased due to excess North American natural gas storage levels following a mild 2023-2024 winter. Lower 48 segment realized natural gas prices decreased to $0.18 per MCF in the third quarter of 2024 driven by lower regional prices related to pipeline capacity constraints.
Our realized bitumen price averaged $47.32 per barrel in the third quarter of 2024, a decrease of 18 percent compared with $57.85 per barrel in the third quarter of 2023. The decrease in the third quarter of 2024 was driven by widening WCS differentials in Canada, lower heavy oil refinery demand on the U.S. Gulf Coast and impacts associated with lower sales volumes from Surmont due to a planned turnaround at one of our central processing facilities.
For the third quarter of 2024, our total average realized price was $54.18 per BOE compared with $60.05 per BOE in the third quarter of 2023.

31	ConocoPhillips 2024 Q3 10-Q

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
•Reported third-quarter 2024 earnings per share of $1.76;
•Generated cash provided by operating activities of $5.8 billion;
•Raised ordinary dividend by 34 percent to $0.78 per share and increased existing share repurchase authorization by up to $20 billion;
•Delivered total company production of 1,917 MBOED;
•Achieved record lower 48 production of 1,147 MBOED, including 781 MBOED from the Permian, 246 MBOED from the Eagle Ford and 107 MBOED from the Bakken;
•Successfully completed planned turnarounds, primarily in Canada and the Lower 48;
•Exercised preferential rights and signed an agreement to acquire additional working interests in the Kuparuk River and Prudhoe Bay units in Alaska for approximately $300 million, with expected close by year-end, subject to customary closing conditions;
•Distributed $2.1 billion to shareholders, including $1.2 billion through share repurchases and $0.9 billion through the ordinary dividend and VROC;
•Ended the quarter with cash, cash equivalents, restricted cash and short-term investments of $7.1 billion and long-term investments of $1.0 billion.

Outlook
Production, Capital and DD&A
Fourth-quarter 2024 production is expected to be 1.99 to 2.03 MMBOED. Full-year production is expected to be approximately 1.94 to 1.95 MMBOED, as compared to prior guidance of 1.93 to 1.94 MMBOED.

All other guidance items remain unchanged.

Guidance excludes any impact from previously announced transactions.

ConocoPhillips 2024 Q3 10-Q	32

Results of Operations	Table of Contents
Results of Operations
Unless otherwise indicated, discussion of consolidated results for the three- and nine-month periods ended September 30, 2024, is based on a comparison with the corresponding period of 2023.
Consolidated Results

Summary Operating Statistics

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Average Net Production
Crude oil (MBD)
Consolidated operations	945	914	938	919
Equity affiliates	12	13	14	13
Total crude oil	957	927	952	932

Natural gas liquids (MBD)
Consolidated operations	302	283	287	274
Equity affiliates	8	8	8	8
Total natural gas liquids	310	291	295	282

Bitumen (MBD)	87	64	116	66

Natural gas (MMCFD)
Consolidated operations	2,149	1,889	2,102	1,903
Equity affiliates	1,232	1,252	1,249	1,223
Total natural gas	3,381	3,141	3,351	3,126

Total Production (MBOED)	1,917	1,806	1,921	1,801
Total Production (MMBOE)	176	166	526	492

	Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated operations	$76.78	83.22	78.90	78.34
Equity affiliates	76.11	78.73	77.72	78.19
Total crude oil	76.77	83.15	78.88	78.34

Natural gas liquids (per bbl)
Consolidated operations	21.16	22.52	22.07	22.45
Equity affiliates	49.91	39.53	50.64	46.25
Total natural gas liquids	21.93	23.01	22.88	23.12

Bitumen (per bbl)	47.32	57.85	48.89	42.03

Natural gas (per MCF)
Consolidated operations	1.99	3.29	2.25	3.94
Equity affiliates	8.41	7.73	8.19	8.60
Total natural gas	$4.42	5.06	4.53	5.79

33	ConocoPhillips 2024 Q3 10-Q

Results of Operations	Table of Contents

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Exploration Expenses
General administrative, geological and geophysical, lease rental and other	$70	43	236	162
Leasehold impairment	—	12	4	42
Dry holes	—	37	44	109
	$70	92	284	313

Total Company Production

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. In the quarter ended September 30, 2024, our operations were producing in the U.S., Norway, Canada, Australia, China, Malaysia, Qatar and Libya.
Total production in the third quarter of 2024 was 1,917 MBOED, an increase of 111 MBOED or six percent from the same period a year ago. Total production in the nine-month period of 2024 was 1,921 MBOED, an increase of 120 MBOED or seven percent from the same period a year ago. Production increases include:
•New wells online in the Lower 48, Alaska, Australia, Canada, China, Libya and Norway.
•Our Surmont acquisition, which closed in October 2023. See Note 3.
Production increases were partially offset by:
•Normal field decline.
•Planned turnaround activity across our global operations.
After adjusting for impacts from closed acquisitions and dispositions, third-quarter 2024 production increased by 47 MBOED or three percent from the same period a year ago. After adjusting for closed acquisitions and dispositions, production in the nine-month period of 2024 increased 55 MBOED or three percent from the same period a year ago.

ConocoPhillips 2024 Q3 10-Q	34

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.

Below is select financial data provided on a consolidated basis. The full Income Statement can be found in Item 1. Financial Statements.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Sales and other operating revenues	$13,041	14,250	40,509	41,412
Gain (loss) on dispositions	(2)	108	86	200
Purchased commodities	4,747	5,543	14,939	16,297
Production and operating expenses	2,261	1,995	6,440	5,660
Depreciation, depletion and amortization	2,390	2,095	6,935	6,047
Taxes other than income taxes	476	536	1,567	1,624
Sales and other operating revenues decreased $1,209 million in the third quarter of 2024 and decreased $903 million in the nine-month period of 2024, respectively. Decreases in the third quarter were due to lower realized prices of $865 million, partially offset by higher volumes of $404 million. Decreases in the nine-month period of 2024 were due to lower realized natural gas prices of $642 million, partially offset by higher volumes of $1,368 million. Additional decreases to revenues in both the three- and nine-month periods of 2024 resulted from the timing of sales as compared with the corresponding periods of 2023.
Gain (loss) on dispositions decreased $110 million in the third quarter of 2024 and $114 million in the nine-month period of 2024 primarily due to the absence of the divestiture of an equity investment in our Lower 48 segment.
Purchased commodities for the three- and nine-month periods of 2024 decreased $796 million and $1,358 million, respectively. The third quarter of 2024 decrease was driven by lower gas and crude prices, partially offset by higher crude volumes. The nine-month period of 2024 decrease was driven by lower gas prices, partially offset by higher crude volumes.
Production and operating expenses for the three- and nine-month periods of 2024 increased $266 million and $780 million, respectively, due to higher lease operating expenses, transportation related costs and well work activities in our Lower 48 and Alaska segments, higher volumes primarily in our Canada and Lower 48 segments as well as higher expenses associated with the Surmont turnaround in our Canada segment.

DD&A expenses for the three- and nine-month periods of 2024 increased $295 million and $888 million, respectively, mainly due to higher rates in our Lower 48 and Alaska segments and higher volumes primarily in our Canada and Lower 48 segments.

35	ConocoPhillips 2024 Q3 10-Q

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of segment results for the three- and nine-month periods ended September 30, 2024, is based on a comparison with the corresponding period of 2023 and are shown after-tax.

A summary of the company's net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Alaska	$267	448	973	1,236
Lower 48	1,241	1,781	3,881	4,863
Canada	25	186	466	224
Europe, Middle East and North Africa	298	253	853	882
Asia Pacific	455	465	1,411	1,374
Other International	1	(2)	3	(5)
Corporate and Other	(228)	(333)	(648)	(624)
Net income (loss)	$2,059	2,798	6,939	7,950
For further discussion of segment results, see the following pages.

ConocoPhillips 2024 Q3 10-Q	36

Results of Operations	Table of Contents
Alaska

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,481	1,801	4,934	5,245
Production and operating expenses	520	475	1,489	1,375
Depreciation, depletion and amortization	309	259	954	786
Taxes other than income taxes	98	151	362	426

Net Income (Loss) ($MM)	$267	448	973	1,236

Average Net Production
Crude oil (MBD)	162	165	171	173
Natural gas liquids (MBD)	14	14	14	16
Natural gas (MMCFD)	37	36	38	38
Total Production (MBOED)	182	185	191	195
Total Production (MMBOE)	17	17	52	53

Average Sales Prices
Crude oil ($ per bbl)	$81.32	86.98	83.89	81.66
Natural gas ($ per MCF)	3.98	4.40	3.97	4.47
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of September 30, 2024, Alaska contributed 14 percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Alaska reported earnings of $267 million and $973 million in the three- and nine-month periods of 2024, respectively, compared with earnings of $448 million and $1,236 million in the three- and nine-month periods of 2023, respectively.

Earnings in the third quarter of 2024 included lower revenues resulting from lower realized prices of $68 million, lower volumes of $16 million. Decreases to earnings in the third quarter of 2024 included higher DD&A expenses of $36 million due to higher rates as a result of prior year-end downward reserve revisions and higher production and operating expenses of $33 million driven by higher lease operating expenses and well work activity. The decreases to earnings were partially offset by lower taxes other than income taxes of $38 million due to lower taxes driven by increased capital expenditures.

Earnings in the nine-month period of 2024 included lower revenues resulting from lower volumes of $55 million, partially offset by higher realized prices of $80 million. Decreases to earnings in the nine-month period of 2024 included higher DD&A expenses of $123 million due to higher rates as a result of year-end downward reserve revisions, higher production and operating expenses of $83 million driven by higher well work activity and lease operating expenses. The decreases to earnings were partially offset by lower taxes other than income taxes of $47 million due to lower taxes driven by increased capital expenditures.

Production
Average production decreased 3 MBOED and 4 MBOED in the three- and nine-month periods of 2024, respectively. Decreases to production were primarily due to normal field decline, partially offset by new wells online.

Planned Acquisition
In October, we signed an agreement to acquire additional working interests in both the Kuparuk River Unit and the Prudhoe Bay Unit. This transaction is expected to close in the fourth quarter of 2024. See Note 3.

37	ConocoPhillips 2024 Q3 10-Q

Results of Operations	Table of Contents
Lower 48

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$9,080	9,883	27,441	28,316
Production and operating expenses	1,180	1,129	3,420	3,118
Depreciation, depletion and amortization	1,640	1,489	4,629	4,215
Taxes other than income taxes	324	326	1,014	1,028

Net Income (Loss) ($MM)	$1,241	1,781	3,881	4,863

Average Net Production
Crude oil (MBD)	603	572	577	566
Natural gas liquids (MBD)	278	263	263	251
Natural gas (MMCFD)	1,596	1,490	1,557	1,462
Total Production (MBOED)	1,147	1,083	1,099	1,061
Total Production (MMBOE)	106	100	301	290

Average Sales Prices
Crude oil ($ per bbl)	$74.73	80.75	76.29	75.77
Natural gas liquids ($ per bbl)	20.64	22.03	21.58	22.02
Natural gas ($ per MCF)	0.18	2.24	0.67	2.19
The Lower 48 segment consists of operations located in the U.S. Lower 48 states, producing properties in the Gulf of Mexico and commercial operations. As of September 30, 2024, the Lower 48 contributed 63 percent of our consolidated liquids production and 74 percent of our consolidated natural gas production.
Net Income (Loss)
Lower 48 reported earnings of $1,241 million and $3,881 million in the three- and nine-month periods of 2024, respectively, compared with earnings of $1,781 million and $4,863 million in the three- and nine-month periods of 2023, respectively.
Earnings in the third quarter of 2024 included lower revenues resulting from lower overall realized prices of $494 million, partially offset by higher volumes of $190 million. Decreases to earnings in the third quarter of 2024 included higher DD&A expenses of $118 million, driven by higher volumes of $64 million and higher rates of $52 million, the absence of a gain from the divestiture of an equity investment of $100 million and higher production and operating expenses of $40 million driven by increased transportation related costs of $30 million.
Earnings in the nine-month period of 2024 included lower revenues resulting from lower overall realized prices of $433 million, partially offset by higher volumes of $287 million. Decreases to earnings in the nine-month period of 2024 included higher DD&A expenses of $323 million, driven by higher volumes of $166 million and higher rates of $160 million, higher production and operating expenses of $235 million, driven by increased transportation related costs of $93 million and increased lease operating expenses of $74 million, and the absence of a gain from the divestiture of an equity investment of $100 million.
Production
Average production increased 64 MBOED and 38 MBOED in the three- and nine-month periods of 2024, respectively. Increases to production were primarily due to new wells online from our development programs in the Delaware Basin, Eagle Ford, Midland Basin and Bakken.
Production increases were partly offset by normal field decline.

ConocoPhillips 2024 Q3 10-Q	38

Results of Operations	Table of Contents
Canada

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$660	808	2,537	2,100
Production and operating expenses	269	140	709	403
Depreciation, depletion and amortization	147	89	471	264
Taxes other than income taxes	6	5	25	17

Net Income (Loss) ($MM)	$25	186	466	224

Average Net Production
Crude oil (MBD)	15	8	17	7
Natural gas liquids (MBD)	7	3	6	3
Bitumen (MBD)	87	64	116	66
Natural gas (MMCFD)	121	57	114	60
Total Production (MBOED)	129	85	158	86
Total Production (MMBOE)	12	8	43	23

Average Sales Prices
Crude oil ($ per bbl)	$61.99	70.83	65.09	66.10
Natural gas liquids ($ per bbl)	28.11	26.26	30.13	24.09
Bitumen ($ per bbl)	47.32	57.85	48.89	42.03
Natural gas ($ per MCF)*	0.10	0.67	0.46	2.05
*Average sales prices include unutilized transportation costs.
The Canada segment operations include the Surmont oil sands development in Alberta, the Montney unconventional play in British Columbia and commercial operations. As of September 30, 2024, Canada contributed 10 percent of our consolidated liquids production and five percent of our consolidated natural gas production.
Net Income (Loss)
Canada reported earnings of $25 million and $466 million in the three- and nine-month periods of 2024, respectively, compared with earnings of $186 million and $224 million in the three- and nine-month periods of 2023, respectively.
Earnings in the third quarter of 2024 included lower revenues resulting from lower realized prices of $49 million, partially offset by higher volumes of $104 million driven by our increased working interest in Surmont. Additional decreases to revenues resulted from the timing of sales as compared with the corresponding period of 2023. Decreases to earnings in the third quarter of 2024 included the absence of a $92 million third-quarter 2023 tax benefit recognized upon the closing of a Canada Revenue Agency audit, higher production and operating expenses of $89 million, driven by $61 million related to our increased working interest in Surmont and $50 million in expenses associated with a third quarter planned turnaround at Surmont, and higher DD&A expenses of $40 million.
Earnings in the nine-month period of 2024 included higher revenues resulting from higher volumes of $666 million, driven by our increased working interest in Surmont, and higher realized prices of $76 million. Decreases to earnings in the nine-month period of 2024 included higher production and operating expenses of $231 million, driven by $160 million related to our increased working interest in Surmont and $61 million in expenses associated with a third quarter planned turnaround at Surmont, higher DD&A expenses of $156 million, driven by higher volumes, and the absence of a $92 million third-quarter 2023 tax benefit recognized upon the closing of a Canada Revenue Agency audit.
Production
Average production increased 44 MBOED and 72 MBOED in the three- and nine-month periods of 2024, respectively. Increases to production resulted from our increased working interest in Surmont as well as new wells online in the Montney and Surmont. See Note 3.
Production increases were partly offset by planned turnaround activity at a Surmont central processing facility and normal field decline.

39	ConocoPhillips 2024 Q3 10-Q

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,337	1,211	4,090	4,282
Production and operating expenses	154	139	471	430
Depreciation, depletion and amortization	189	134	544	426
Taxes other than income taxes	10	10	31	29

Net Income (Loss) ($MM)	$298	253	853	882

Consolidated Operations
Average Net Production
Crude oil (MBD)	110	108	115	113
Natural gas liquids (MBD)	3	3	4	4
Natural gas (MMCFD)	351	264	346	297
Total Production (MBOED)	171	155	177	166
Total Production (MMBOE)	16	14	48	45

Average Sales Prices
Crude oil ($ per bbl)	$80.88	87.45	83.45	83.37
Natural gas liquids ($ per bbl)	46.08	43.08	44.81	41.49
Natural gas ($ per MCF)	10.76	9.61	9.71	12.90
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea and the Norwegian Sea, Qatar, Libya and commercial and terminalling operations in the U.K. As of September 30, 2024, our Europe, Middle East and North Africa operations contributed nine percent of our consolidated liquids production and 17 percent of our consolidated natural gas production.
Net Income (Loss)
Europe, Middle East and North Africa reported earnings of $298 million and $853 million in the three- and nine-month periods of 2024, respectively, compared with earnings of $253 million and $882 million in the three- and nine-month periods of 2023, respectively.
Earnings in the third quarter of 2024 included higher revenues resulting from higher volumes of $31 million, partially offset by lower realized prices of $11 million primarily impacted by lower crude prices.
Earnings in the nine-month period of 2024 included lower revenues resulting from lower realized prices of $72 million primarily impacted by lower natural gas prices, partially offset by higher volumes of $54 million. Decreases to earnings included lower foreign exchange gains of approximately $37 million and higher DD&A expenses of $34 million.
Consolidated Production
Average consolidated production increased 16 MBOED and 11 MBOED in the three- and nine-month periods of 2024, respectively. Increases to production were primarily due to new wells online and improved performance in both Norway and Libya.
Production increases were partly offset by normal field decline and curtailed production in Libya due to the force majeure at Es Sider terminal. Force majeure was lifted in early October.
Exploration Activity
In the nine-month period of 2024, we charged approximately $40 million before-tax as dry hole expenses primarily for two partner operated exploration wells in the Alvheim area in the Norwegian sector of the North Sea and the Busta suspended discovery well on license PL782S that was drilled in 2019.

ConocoPhillips 2024 Q3 10-Q	40

Results of Operations	Table of Contents
Asia Pacific

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$478	544	1,495	1,440
Production and operating expenses	110	101	281	280
Depreciation, depletion and amortization	97	117	314	338
Taxes other than income taxes	25	37	90	88

Net Income (Loss) ($MM)	$455	465	1,411	1,374

Consolidated Operations
Average Net Production
Crude oil (MBD)	55	61	58	60
Natural gas (MMCFD)	44	42	47	46
Total Production (MBOED)	62	68	66	68
Total Production (MMBOE)	6	6	18	19

Average Sales Prices
Crude oil ($ per bbl)	$80.84	89.10	84.15	83.95
Natural gas ($ per MCF)	3.62	3.77	3.75	4.08
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Asia Pacific segment has operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. As of September 30, 2024, Asia Pacific contributed four percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Asia Pacific reported earnings of $455 million and $1,411 million in the three- and nine-month periods of 2024, respectively, compared with earnings of $465 million and $1,374 million in the three- and nine-month periods of 2023, respectively.
Earnings in the third quarter of 2024 included lower revenues resulting from lower realized prices of $41 million and lower volumes of $38 million. Decreases to earnings included the absence of a $52 million tax benefit associated with a deepwater tax incentive. The decreases to earnings were partially offset by higher earnings from equity affiliates of $38 million and foreign exchange gains of $30 million. See Note 19.
Earnings in the nine-month period of 2024 included a $76 million tax benefit associated with deepwater investment tax incentive, higher foreign exchange gains of approximately $38 million and lower DD&A expenses of $21 million. The increases to earnings were partially offset by the absence of a $52 million third quarter 2023 tax benefit associated with a deepwater investment tax incentive and lower earnings from equity affiliates of $50 million. See Note 19.
Consolidated Production
Average consolidated production decreased 6 MBOED and 2 MBOED in the three- and nine-month periods of 2024, respectively. Decreases to production were primarily due to normal field decline.
Production decreases were partly offset by Bohai Bay development activity in China.

41	ConocoPhillips 2024 Q3 10-Q

Results of Operations	Table of Contents
Other International

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net Income (Loss) ($MM)	$1	(2)	3	(5)
The Other International segment consists of activities associated with prior operations in other countries.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Net Income (Loss)
Net interest expense	$(79)	(91)	(261)	(267)
Corporate general and administrative expenses	(99)	(87)	(282)	(273)
Technology	(32)	(14)	(100)	(19)
Other income (expense)	(18)	(141)	(5)	(65)
	$(228)	(333)	(648)	(624)
Net interest expense consists of interest and financing expense, net of interest income and capitalized interest.
Corporate G&A expenses include compensation programs and staff costs.
Technology includes our investments in low-carbon and other new technologies or businesses and licensing revenues. Other new technologies or businesses and licensing activities are focused on both conventional and tight oil reservoirs, shale gas, oil sands, enhanced oil recovery, as well as LNG. Earnings in Technology for the nine-month period of 2024 decreased due to increased costs in low-carbon and other new technologies and lower licensing revenues.
Other income (expense) or “Other” includes certain consolidating tax-related items, foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains/losses on the early retirement of debt, holding gains or losses on equity securities and pension settlement expense. “Other” increased in third quarter of 2024 primarily due to the absence of a 2023 consolidating tax adjustment and absence of 2023 foreign currency exchange losses.

ConocoPhillips 2024 Q3 10-Q	42

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars
	September 30 2024	December 31 2023
Cash and cash equivalents	$5,221	5,635
Short-term investments	1,571	971
Total debt	18,304	18,937
Total equity	49,881	49,279
Percent of total debt to capital*	27%	28
Percent of floating-rate debt to total debt	2%	2
*Capital includes total debt and total equity.
To meet our short-term and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs, and our ability to sell securities using our shelf registration statement. During the first nine months of 2024, the primary uses of our available cash were $8.8 billion to support our ongoing capital expenditures and investments program, $3.5 billion to repurchase common stock, $2.7 billion to pay the ordinary dividend and VROC, $0.6 billion to retire debt at maturity and $0.6 billion net purchases of investments.
At September 30, 2024, we had total liquidity of $12.3 billion, comprised of cash and cash equivalents of $5.2 billion, short-term investments of $1.6 billion and available borrowing capacity under our credit facility of $5.5 billion. In addition, we have $1.0 billion of long-term investments in debt securities. We believe current cash balances and cash generated by operating activities, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, acquisitions, dividend payments and debt obligations.

Significant Changes in Capital
Operating Activities
Cash provided by operating activities was $15.7 billion for the first nine months of 2024, compared with $14.7 billion for the corresponding period of 2023. The increase is primarily due to changes in operational working capital, driven by lower Norway tax payments and deferral of certain 2024 U.S. income tax payments, alongside higher production, primarily from the Lower 48 and the Surmont 50 percent working interest acquired in the fourth quarter of 2023, partly offset by lower commodity prices and lower distributions from equity affiliates.
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

43	ConocoPhillips 2024 Q3 10-Q

Capital Resources and Liquidity	Table of Contents
Investing Activities
For the first nine months of 2024, we invested $8.8 billion in capital expenditures and investments. Our 2024 operating plan capital expenditures are currently expected to be approximately $11.5 billion. Our 2023 capital expenditures and investments were $11.2 billion. See the “Capital Expenditures and Investments” section.

In the third quarter of 2024, we signed a purchase and sale agreement for approximately $300 million, subject to customary adjustments, to acquire additional working interests in both the Kuparuk River Unit and the Prudhoe Bay Unit in Alaska. This transaction is expected to close in the fourth quarter of 2024. See Note 3.

In the first nine months of 2024, we invested $0.7 billion in LNG projects, including Port Arthur Liquefaction Holdings, LLC (PALNG), QatarEnergy LNG NFE(4) (NFE4) and QatarEnergy LNG NFS(3) (NFS3).

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
Investing activities in the first nine months of 2024 included net purchases of $599 million of investments. We had net purchases of $205 million of short-term investments and net purchases of $394 million of long-term investments. See Note 13.
Financing Activities
We have a revolving credit facility totaling $5.5 billion with an expiration date of February 2027. The credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million or as support for our commercial paper program. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at September 30, 2024.

Our debt balance at September 30, 2024 was $18.3 billion compared with $18.9 billion at December 31, 2023. The current portion of debt, including future payments for finance leases, is $1.3 billion at September 30, 2024. In the first quarter of 2024, the company retired $461 million principal amount of our 2.125% Notes at maturity. Debt payments are expected to be made using current cash balances and cash provided by operating activities.
The current long-term debt credit ratings are:

•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: "A2" with a "stable" outlook

See Note 5 for additional information on debt and the revolving credit facility.
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At September 30, 2024, and December 31, 2023, we had direct bank letters of credit of $236 million and $340 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.
Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we have the ability to issue and sell an indeterminate number of various types of debt and equity securities.

ConocoPhillips 2024 Q3 10-Q	44

Capital Resources and Liquidity	Table of Contents
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Expenditures and Investments” section.

We believe in delivering value to our shareholders through our return of capital framework. The framework is structured to deliver a compelling, growing ordinary dividend and through-cycle share repurchases. In connection with the pending transaction with Marathon Oil, share repurchases were restricted for a period of time pursuant to SEC regulations. These restrictions ended after the Marathon Oil stockholder approval on August 29, 2024 and share repurchases were subsequently resumed. We anticipate achieving at least $9 billion return of capital in 2024. See Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the first nine months of 2024, we paid ordinary dividends of $1.74 per share and VROC payments of $0.60 per share. In the first nine months of 2023, we paid ordinary dividends of $1.53 per share and VROC payments of $1.90 per share.

In October 2024, we declared an increase to our quarterly ordinary dividend from $0.58 per share to $0.78 per share, representing a 34 percent increase, effectively rolling the amount of the prior quarter VROC into the ordinary dividend. VROC remains a discretionary option in elevated price environments. The dividend is payable December 2, 2024, to shareholders of record on November 11, 2024.

In late 2016, we initiated our current share repurchase program. In October 2024, our Board of Directors approved an increase to our existing authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in the Marathon Oil transaction, such that the Company is not to exceed $65 billion in aggregate purchases. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. As of September 30, 2024, share repurchases since the inception of our current program totaled 414.2 million shares and $32.3 billion. In the nine months ended September 30, 2024, we repurchased 30.8 million shares for a cost of $3.5 billion.

See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2023 Annual Report on Form 10-K.

Capital Expenditures and Investments

	Millions of Dollars
	Nine Months Ended September 30
	2024	2023
Alaska	$2,102	1,140
Lower 48	4,918	4,878
Canada	419	345
Europe, Middle East and North Africa	694	834
Asia Pacific	235	245
Corporate and Other	433	923
Capital expenditures and investments	$8,801	8,365
During the first nine months of 2024, capital expenditures and investments supported key operating activities and acquisitions, primarily:
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

45	ConocoPhillips 2024 Q3 10-Q

Capital Resources and Liquidity	Table of Contents
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented below:
Summarized Income Statement Data

Millions of Dollars
Nine Months Ended September 30, 2024
Revenues and Other Income	$26,849
Income (loss) before income taxes*	6,779
Net Income (Loss)	6,939
*Includes approximately $6.3 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

	Millions of Dollars
	September 30 2024	December 31 2023
Current Assets	$6,442	8,008
Amounts due from Non-Obligated Subsidiaries, current	1,491	1,565
Noncurrent Assets	102,119	91,155
Amounts due from Non-Obligated Subsidiaries, noncurrent	10,956	8,936
Current Liabilities	10,415	7,337
Amounts due to Non-Obligated Subsidiaries, current	6,282	3,990
Noncurrent Liabilities	54,731	49,105
Amounts due to Non-Obligated Subsidiaries, noncurrent	37,624	31,241

ConocoPhillips 2024 Q3 10-Q	46

Capital Resources and Liquidity	Table of Contents
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
We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under the CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of September 30, 2024, there were 15 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws.
For remediation activities in the U.S. and Canada, our consolidated balance sheet included a total environmental accrual of $209 million at September 30, 2024, compared with $184 million at December 31, 2023. We expect to incur a substantial amount of these expenditures within the next 30 years.
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

47	ConocoPhillips 2024 Q3 10-Q

Capital Resources and Liquidity	Table of Contents
Company Response to Climate-Related Risks
In 2020, we adopted a climate-related risk framework with an ambition to reduce our operational (Scope 1 and 2) emissions to net-zero by 2050. The objective of our Climate Risk Strategy is to manage climate-related risk, optimize opportunities and equip the company to respond to changes in key uncertainties, including government policies around the world, technologies for emissions reduction, alternative energy technologies and changes in consumer trends. The strategy sets out our choices around portfolio composition, emissions reductions, targets and incentives, emissions-related technology development, and our climate-related policy and finance sector engagement.
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
•Addressing Scope 3 (end-use) emissions
◦Advocating for a well-designed, economy-wide price on carbon and engaging in development of other policy and legislation to address end-use emissions.
◦Working with our suppliers and commercial partners to reduce emissions along the value chain.
•Contributing to an orderly transition
◦Building an attractive LNG portfolio as an important component of responsibly meeting energy transition demand due to its lower GHG emissions than coal used for electricity generation.
◦Evaluating potential investments in emerging energy transition and low-carbon technologies.
Our Plan does not include a Scope 3 (end-use) emissions target. We recognize that end-use emissions must be reduced to meet global climate objectives. However, it is our view that supply-side constraints through Scope 3 targets for North American and European upstream oil and gas producers would be counterproductive to climate goals. In the absence of policy measures that address global demand, Scope 3 targets would shift production to other global operators, potentially eroding energy security and increasing emissions. This is why we have consistently taken a prominent role in advocating for a well-designed, economy-wide price on carbon and engaged in development of other policies or legislation that could address end-use emissions from high-carbon intensity energy use. We have also expanded policy advocacy beyond carbon pricing to include energy efficiency, end-use emissions policy and regulatory action, such as support for the direct regulation of methane.

ConocoPhillips 2024 Q3 10-Q	48

Capital Resources and Liquidity	Table of Contents
In support of addressing our Scope 1 and 2 emissions, since 2023, we made progress in several key areas:
•Improved our GHG target framework by accelerating our GHG emissions intensity reduction target to 50-60 percent by 2030 from a 2016 baseline for both gross operated and net equity emissions.
•Achieved the Gold Standard Pathway for emissions reporting in the Oil and Gas Methane Partnership 2.0 Initiative.
•Continued methane emissions reductions activities in support of our near-zero methane emissions intensity (1.5 kilogram carbon dioxide equivalent per BOE) and introduced data quality improvements.
•Remained on schedule to meet a target of zero routine flaring by the end of 2025, five years sooner than the World Bank Initiative's goal of 2030.
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

49	ConocoPhillips 2024 Q3 10-Q

Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, costs and plans, objectives of management for future operations, the anticipated benefits of the Marathon Oil acquisition, the anticipated impact of the proposed transaction on the combined company’s business and future financial and operating results, the expected amount and timing of synergies from the proposed transaction and the anticipated closing date for the proposed transaction are forward-looking statements. Examples of forward-looking statements contained in this report include our expected production growth and outlook on the business environment generally, our expected capital budget and capital expenditures, and discussions concerning future dividends. You can often identify our forward-looking statements by the words “ambition,” “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “will,” “would” and similar expressions.
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
•The impact of broader societal attention to and efforts to address climate change may impact our access to capital and insurance.
•Potential failures or delays in delivering on our current or future low-carbon strategy, including our inability to develop new technologies.

ConocoPhillips 2024 Q3 10-Q	50

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
•Our or Marathon Oil’s inability to receive other requisite approvals for the Marathon Oil acquisition or, to satisfy other closing conditions on a timely basis or at all or the failure of the Marathon Oil acquisition to close for any other reason or to close on anticipated terms, including the anticipated tax treatment.
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
•Negative effects of the pendency or completion of the Marathon Oil acquisition on our or Marathon Oil’s business relationships and business operations generally.
•Our inability to deploy the net proceeds from any asset dispositions that are pending or that we elect to undertake in the future in the manner and timeframe we currently anticipate, if at all.
•The operation and financing of our joint ventures.

51	ConocoPhillips 2024 Q3 10-Q

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the nine months ended September 30, 2024 does not differ materially from that discussed under Item 7A in our 2023 Annual Report on Form 10-K.

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At September 30, 2024, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively at September 30, 2024.
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

PART II. Other Information
Item 1.    Legal Proceedings

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the quarter ended September 30, 2024. See Note 8 for information regarding other legal and administrative proceedings.

ConocoPhillips 2024 Q3 10-Q	52

Item 1A.    Risk Factors
Other than the risk factors set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Risks Related to the Proposed Acquisition of Marathon Oil

Our ability to complete the Marathon Oil acquisition is subject to various closing conditions, including regulatory clearances, which may impose conditions that could adversely affect us or cause the acquisition not to be completed.
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
No assurance can be given that the regulatory clearances be obtained or that the other required conditions to closing will be satisfied, and, if all required clearances are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such approvals and clearances, including whether any required conditions will materially adversely affect the combined company following the acquisition. Any delay in completing the Marathon Oil acquisition could cause the combined company not to achieve, or to be delayed in achieving, some or all of the expected benefits and synergies from the acquisition. We can provide no assurance that these conditions will not result in the abandonment or delay of the acquisition. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the trading price of our common stock.

The termination of the Merger Agreement could negatively impact our business.
If the Marathon Oil acquisition is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the Marathon Oil acquisition, we would be subject to a number of risks, including the following:
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

Whether or not the Marathon Oil acquisition is completed, the pendency of the Marathon Oil acquisition could cause disruptions in our business, which could have an adverse effect on our business and financial results.
Whether or not the Marathon Oil acquisition is completed, the pendency of the Marathon Oil acquisition could cause disruptions in our business. Specifically:
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

53	ConocoPhillips 2024 Q3 10-Q

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

ConocoPhillips 2024 Q3 10-Q	54

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2024	2,354,484	$113.48	2,354,484	$13,578
August 1 - 31, 2024	—	—	—	13,578
September 1 - 30, 2024	8,426,320	106.81	8,426,320	12,678
	10,780,804		10,780,804
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase program. As of September 30, 2024, we had repurchased $32.3 billion of shares. In October 2024, our Board of Directors approved an increase to our existing authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in the Marathon Oil transaction, such that the Company is not to exceed $65 billion in aggregate purchases. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. In connection with the pending transaction with Marathon Oil, share repurchases were restricted for a period of time during 2024, pursuant to SEC regulations. These restrictions ended after the Marathon Oil stockholder approval on August 29, 2024, and share repurchases were subsequently resumed. See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2023 Annual Report on Form 10-K.

Item 5.    Other Information

Insider Trading Arrangements
During the three-month period ended September 30, 2024, no officer or director of the company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

55	ConocoPhillips 2024 Q3 10-Q

Item 6.     Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
**Furnished herewith.

ConocoPhillips 2024 Q3 10-Q	56

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Christopher P. Delk
Christopher P. Delk
Vice President, Controller
and General Tax Counsel
October 31, 2024

57	ConocoPhillips 2024 Q3 10-Q