Form 10-K
period 2024-12-31
CONOCOPHILLIPS
filed 2025-02-18
CIK 1163165

2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $103.61, was $132.7 billion.
The registrant had 1,272,380,205 shares of common stock outstanding at January 31, 2025.
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2025 (Part III)

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations
The following industry-specific, accounting and other terms and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP	British pound	DD&A	depreciation, depletion and
NOK	Norwegian kroner		amortization
		FASB	Financial Accounting Standards
Units of Measurement			Board
BBL	barrel	FIFO	first-in, first-out
BCF	billion cubic feet	G&A	general and administrative
BOE	barrels of oil equivalent	GAAP	generally accepted accounting
MBD	thousands of barrels per day		principles
MCF	thousand cubic feet	LIFO	last-in, first-out
MM	million	NPNS	normal purchase normal sale
MMBOE	million barrels of oil equivalent	PP&E	properties, plants and equipment
MBOED	thousand barrels of oil equivalent	VIE	variable interest entity
per day
MMBOED	million barrels of oil equivalent	Miscellaneous
	per day	CERCLA	Federal Comprehensive
MMBTU	million British thermal units		Environmental Response
MMCFD	million cubic feet per day		Compensation and Liability Act
MTPA	million tonnes per annum	EPA	Environmental Protection Agency
		ESG	environmental, social and governance
Industry		EU	European Union
BLM	Bureau of Land Management	FERC	Federal Energy Regulatory
CBM	coalbed methane		Commission
CCS	carbon capture and storage	GHG	greenhouse gas
E&P	exploration and production	HSE	health, safety and environment
FEED	front-end engineering and design	ICC	International Chamber of Commerce
FID	final investment decision	ICSID	World Bank’s International
FPS	floating production system		Centre for Settlement of
FPSO	floating production, storage and		Investment Disputes
	offloading	IRS	Internal Revenue Service
G&G	geological and geophysical	OTC	over-the-counter
JOA	joint operating agreement	NYSE	New York Stock Exchange
LNG	liquefied natural gas	SEC	U.S. Securities and Exchange
NGLs	natural gas liquids		Commission
OPEC	Organization of Petroleum	TSR	total shareholder return
	Exporting Countries	U.K.	United Kingdom
PSC	production sharing contract	U.S.	United States of America
PUDs	proved undeveloped reserves	VROC	variable return of cash
SAGD	steam-assisted gravity drainage
WCS	Western Canadian Select
WTI	West Texas Intermediate

1	ConocoPhillips 2024 10-K

Business and Properties	Table of Contents
Part I
Unless otherwise indicated, “the company,” “we,” “our,” “us” and “ConocoPhillips” are used in this report to refer to the businesses of ConocoPhillips and its consolidated subsidiaries. Items 1 and 2—Business and Properties, contain forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “ambition,” “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “will,” “would” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the headings “Risk Factors” beginning on page 19 and “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 65.
Items 1 and 2. Business and Properties
Corporate Structure
ConocoPhillips is an independent E&P company headquartered in Houston, Texas with operations and activities in 14 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; LNG developments; oil sands in Canada; and an inventory of global exploration prospects. On December 31, 2024, we employed approximately 11,800 people worldwide and had total assets of about $123 billion. Total company production for the year was 1,987 MBOED.
ConocoPhillips was incorporated in the state of Delaware in 2001, in connection with, and in anticipation of, the merger between Conoco Inc. and Phillips Petroleum Company. The merger between Conoco and Phillips was consummated on August 30, 2002. In April 2012, ConocoPhillips completed the separation of the downstream business into an independent, publicly traded energy company, Phillips 66.

On November 22, 2024, we completed our acquisition of Marathon Oil Corporation (Marathon Oil), an independent oil and gas exploration and production company with operations in multiple basins in the Lower 48, as well as Equatorial Guinea internationally. For additional information related to this transaction, see Note 3.
Segment and Geographic Information

ALASKA
CANADA
LOWER 48
COLOMBIA
NORWAY
LIBYA
QATAR
EQUATORIAL GUINEA
CHINA
MALAYSIA
AUSTRALIA
Exploration
Production
Exploration and Production
Headquarters

ConocoPhillips 2024 10-K	2

Business and Properties	Table of Contents
We manage our operations through six operating segments, defined by geographic region: Alaska; Lower 48; Canada; Europe, Middle East and North Africa; Asia Pacific; and Other International. For operating segment and geographic information, see Note 23.
We explore for, produce, transport and market crude oil, bitumen, natural gas, NGLs and LNG on a worldwide basis. At December 31, 2024, our operations were producing in the U.S., Norway, Canada, Australia, Malaysia, Libya, China, Qatar and Equatorial Guinea.
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

	Millions of Barrels of Oil Equivalent
Net Proved Reserves at December 31	2024	2023	2022
Crude oil
Consolidated operations	3,406	3,032	2,975
Equity affiliates	108	89	93
Total Crude Oil	3,514	3,121	3,068

Natural gas liquids
Consolidated operations	1,147	892	845
Equity affiliates	62	48	50
Total Natural Gas Liquids	1,209	940	895

Natural gas
Consolidated operations	1,629	1,408	1,461
Equity affiliates	977	879	959
Total Natural Gas	2,606	2,287	2,420

Bitumen
Consolidated operations	483	410	216
Total Bitumen	483	410	216

Total consolidated operations	6,665	5,742	5,497
Total equity affiliates	1,147	1,016	1,102
Total company	7,812	6,758	6,599

3	ConocoPhillips 2024 10-K

Business and Properties	Table of Contents
Alaska

Western North Slope
Kuparuk
Prudhoe Bay
Trans-Alaska Pipeline
ALASKA
CANADA
Exploration and Production
Key Development or Program
Pipeline

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas and NGLs. We are the largest crude oil producer in Alaska and have major ownership interests in the Prudhoe Bay, Kuparuk and Western North Slope asset areas. Additionally, we are one of Alaska’s largest owners of state, federal and fee exploration leases, with approximately one million net undeveloped acres at year-end 2024. Alaska operations contributed 14 percent of our consolidated liquids production and two percent of our consolidated natural gas production.

			2024
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Greater Prudhoe Area*	36.5%	Hilcorp	67	15	36	88
Greater Kuparuk Area*	94.2-99.8	ConocoPhillips	63	—	2	63
Western North Slope	100.0	ConocoPhillips	43	—	1	43
Total Alaska			173	15	39	194
*Acquired additional working interest in the fourth quarter of 2024. See Note 3.
After exercising our preferential rights, we completed our acquisition of additional working interest in the Kuparuk River Unit and Prudhoe Bay Unit from Chevron U.S.A. Inc and Union Oil Company of California in the fourth quarter of 2024. This transaction increased our working interest by approximately five percent in the Kuparuk River Unit and approximately 0.4 percent in the Prudhoe Bay Unit. See Note 3.

Greater Prudhoe Area
The Greater Prudhoe Area includes the Prudhoe Bay Unit, which consists of the Prudhoe Bay Field and five satellite fields, as well as the Greater Point McIntyre Area fields. Prudhoe Bay, the largest conventional oil field in North America, is the site of a large waterflood and enhanced oil recovery operation, supported by a large gas and water processing operation. Field installations include seven production facilities, two gas plants, two seawater plants and a central power station. In 2024, on average, there were two rigs drilling throughout the year.
Greater Kuparuk Area
The Greater Kuparuk Area includes the Kuparuk River Unit, which consists of the Kuparuk Field and six satellite fields. Field installations include three central production facilities which separate oil, natural gas and water, and a seawater treatment plant. In 2024, we operated two drilling rigs and two workover rigs. The Nuna project, which targets the Moraine reservoir, was sanctioned in 2023 and achieved first oil in the fourth quarter of 2024. The Coyote reservoir discovered in 2021 progressed to development in 2023 with additional wells drilled in 2024 and planned for 2025.

ConocoPhillips 2024 10-K	4

Business and Properties	Table of Contents
Western North Slope
The Western North Slope includes the Colville River Unit, the Greater Mooses Tooth Unit and the Bear Tooth Unit. In 2024, we operated one full-time drilling rig and one seasonal drilling rig between the Colville River and Greater Mooses Tooth Units.

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

In December 2023, we announced Willow FID. The project will consist of three drill sites, an operations center and camp, and a processing facility. In 2024, construction included installation of the Willow Access Road, the Willow Operations Center pad and pipeline segments. Additionally, fabrication and delivery of the Willow Operations Center modules to the North Slope were completed. First oil is anticipated in 2029.
Transportation
We transport the petroleum liquids produced on the North Slope to Valdez, Alaska through an 800-mile pipeline that is part of the Trans-Alaska Pipeline System (TAPS). We have a 29.5 percent ownership interest in TAPS, and also have ownership interests in, and operate the Alpine, Kuparuk and Oliktok pipelines on the North Slope.
We manage the marine transportation of our North Slope production using five company-owned, double-hulled tankers, and charter third-party vessels, as necessary. The tankers deliver oil from Valdez, Alaska, primarily to refineries on the west coast of the U.S.

5	ConocoPhillips 2024 10-K

Business and Properties	Table of Contents
Lower 48

Bakken
LOWER 48
Delaware Basin
Midland Basin
Eagle Ford
Houston
Exploration and Production
Headquarters
Key Development or Program

The Lower 48 segment consists of operations located in the 48 contiguous U.S. states and the Gulf of Mexico, with a portfolio mainly consisting of low cost of supply, short cycle time, resource-rich unconventional plays and commercial operations. Based on 2024 production volumes, the Lower 48 is our largest segment and contributed 63 percent of our consolidated liquids production and 74 percent of our consolidated natural gas production.

	2024
	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Delaware Basin	301	144	884	593
Eagle Ford	124	66	322	244
Midland Basin	101	44	224	182
Bakken	66	22	164	115
Other	10	3	31	18
Total Lower 48	602	279	1,625	1,152
On November 22, 2024, we completed the acquisition of Marathon Oil, further enhancing our Lower 48 position. This acquisition adds low cost of supply, complementary acreage in the Delaware, Eagle Ford and Bakken basins. See Note 3.
Delaware Basin
We hold approximately 792,000 unconventional net acres in the Delaware Basin, spanning west Texas through southeast New Mexico. Current development activity targets prospects in the Avalon, Bone Springs and Wolfcamp formations while balancing leasehold obligations and permit terms. We operated ten rigs and two frac crews on average during 2024, resulting in 166 operated wells drilled and 151 operated wells brought online.
Eagle Ford
We hold approximately 484,000 unconventional net acres in the Eagle Ford, located in south Texas. The current focus is on full-field development, using customized well spacing and stacking patterns adapted through reservoir analysis. We operated seven rigs and two frac crews on average during 2024, resulting in 182 operated wells drilled and 154 operated wells brought online.
Midland Basin
We hold approximately 265,000 unconventional net acres in the Midland Basin, located in west Texas. The current development strategy is focused on full-field development utilizing multi-well pad projects targeting both Spraberry and Wolfcamp reservoir targets. We operated five rigs and two frac crews on average during 2024, resulting in 119 operated wells drilled and 111 operated wells brought online.
Bakken
We hold approximately 790,000 unconventional net acres in the Williston Basin, located in North Dakota and eastern Montana. The primary producing zones are the Middle Bakken and Three Forks formations. We operated four rigs and one frac crew on average during 2024, resulting in 66 operated wells drilled and 83 operated wells brought online.
Partner-Operated
We participate in partner-operated wells when they align with our investment decision criteria and development strategies. In 2024, we participated in partner-operated wells with varying working interests across our Lower 48 portfolio.
Facilities
We operate and own, with varying interests, centralized processing facilities in Texas and New Mexico in support of our Delaware, Eagle Ford and Midland assets.

ConocoPhillips 2024 10-K	6

Business and Properties	Table of Contents
Canada

CANADA
Montney
Surmont
Exploration and Production
Key Development or Program

Our Canadian operations consist of the Surmont oil sands development in Alberta, the liquids-rich Montney unconventional play in British Columbia and commercial operations. In 2024, operations in Canada contributed ten percent of our consolidated liquids production and five percent of our consolidated natural gas production.

			2024
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Bitumen MBD	Total MBOED
Average Daily Net Production
Surmont	100.0%	ConocoPhillips	—	—	—	122	122
Montney	100.0	ConocoPhillips	17	6	115	—	42
Total Canada			17	6	115	122	164
Our bitumen resources in Canada are produced via SAGD, an enhanced thermal oil recovery method where steam is injected into the reservoir, effectively liquefying the heavy bitumen, which is recovered and pumped to the surface for further processing. Operations include two central processing facilities for treatment and blending of bitumen, and a diluent recovery unit. These facilities have allowed the asset to lower blend ratio and diluent supply costs, while gaining protection from diluent supply disruptions and increased market access for our product. At December 31, 2024, we held approximately 684,000 net acres of land in the Athabasca Region of northeastern Alberta.
Surmont
The Surmont oil sands leases are located south of Fort McMurray, Alberta. Surmont is a 100 percent working interest asset that offers sustained, long-life production. We are focused on keeping facilities full, structurally lowering costs, reducing GHG intensity and optimizing asset performance. In 2024, we brought all wells at Pad 267 to expected production, commenced the drilling of Pad 104 and executed the asset's largest re-drill program to date of 29 wells. First production from Pad 104 is expected in 2026.
Montney
The Montney is a liquids-rich unconventional play located in northeastern British Columbia. At December 31, 2024, we held approximately 297,000 net acres of land in the Montney. In 2024, we operated two rigs resulting in 33 wells drilled and 27 operated wells brought online. Early development activities will continue in 2025 with drilling and completions activity.

7	ConocoPhillips 2024 10-K

Business and Properties	Table of Contents
Europe, Middle East and North Africa

The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea, the Norwegian Sea, Qatar, Libya, Equatorial Guinea and commercial and terminalling operations in the U.K. In 2024, operations in Europe, Middle East and North Africa contributed nine percent of our consolidated liquids production and 17 percent of our consolidated natural gas production.
Norway

			2024
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Greater Ekofisk Area	28.3-35.1%	ConocoPhillips	43	2	73	57
Heidrun Field	24.0	Equinor	9	1	37	16
Aasta Hansteen Field	10.0	Equinor	—	—	78	13
Troll Field	1.6	Equinor	1	—	69	13
Alvheim Field	20.0	Aker BP	8	—	15	11
Visund Field	9.1	Equinor	1	1	36	8
Other Fields	Various	Equinor	7	—	21	10
Total Norway			69	4	329	128
Greater Ekofisk Area
The Greater Ekofisk Area is located offshore Stavanger, Norway, in the North Sea, and is comprised of five producing fields. Crude oil is exported to our operated terminal located at Teesside, U.K., and the natural gas is exported to Emden, Germany. In 2024, the Eldfisk North development, a subsea tieback to Eldfisk, achieved first production.
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
Aasta Hansteen Field
The Aasta Hansteen Field is located in the Norwegian Sea. Gas is transported through the Polarled gas pipeline to the onshore Nyhamna processing plant for final processing prior to export to market. Produced condensate is loaded onto shuttle tankers and transported to market.

ConocoPhillips 2024 10-K	8

Business and Properties	Table of Contents
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
Exploration
In 2024, we were awarded three new exploration licenses, PL1205, PL1207 and PL1208 located in the North Sea. In the first quarter of 2024, we recorded the investment in the suspended Busta discovery well on license PL782S, located in the North Sea, as dry hole expense. In 2025, we plan to drill the second appraisal well in the 2020 Slagugle discovery on PL891, located in the Norwegian Sea, and participate in two partner-operated exploration wells in the Bounty Up-dip prospect on PL886 and in Othello South on PL124B, both located in the Norwegian Sea.
Transportation
We have a 35.1 percent ownership interest in the Norpipe Oil Pipeline System, a 220-mile pipeline which carries crude oil from Ekofisk to a crude oil stabilization and NGLs processing facility in Teesside, U.K.
Facilities
We operate and have a 40.25 percent ownership interest in a crude oil stabilization and NGLs processing facility at Teesside, U.K. to support our Norway operations.

Qatar

			2024
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
QatarEnergy LNG N(3)	30.0%	QatarEnergy LNG	13	8	374	83
QatarEnergy LNG N(3) (N3), is an integrated development jointly owned by QatarEnergy (68.5 percent), ConocoPhillips (30 percent) and Mitsui & Co., Ltd. (1.5 percent). N3 consists of upstream natural gas production facilities, which produce approximately 1.4 gross BCF per day of natural gas from Qatar’s North Field over a 25-year life, in addition to a 7.8 million gross tonnes per year LNG facility. LNG is shipped in leased LNG carriers destined for sale globally, while liquids are sold into the domestic market or marketed internationally through QatarEnergy Marketing.
N3 executed the development of the onshore and offshore assets as a single integrated development with QatarEnergy LNG N(4) (N4), a joint venture between QatarEnergy and Shell plc. This included the joint development of offshore facilities situated in a common offshore block in Qatar's North Field, as well as the construction of two identical LNG process trains and associated gas treating facilities for both the N3 and N4 joint ventures. Production from the LNG trains and associated facilities is mutualized between the two joint ventures.
We have a 25 percent interest in both QatarEnergy LNG NFE (4) (NFE4) and QatarEnergy LNG NFS (3) (NFS3) joint ventures, which are participating in the North Field East (NFE) and North Field South (NFS) LNG projects. See Note 3 and Note 4.

9	ConocoPhillips 2024 10-K

Business and Properties	Table of Contents
Libya

			2024
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Waha Concession	20.4%	Waha Oil Co.	48	—	28	53
The Waha Concession is made up of multiple concessions and encompasses approximately 13 million acres onshore in the Sirte Basin for exploration and production activity. Oil is transported by pipeline to the Es Sider terminal for export. Natural gas is transported and sold domestically. Current production comes from 13 existing fields within the Waha Concession.

Equatorial Guinea

			2024
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Alba Unit	64.2%	ConocoPhillips	1	—	14	3
On November 22, 2024, we completed the acquisition of Marathon Oil. With the acquisition, we have increased our global operations adding oil, natural gas and LNG activity in Equatorial Guinea to our portfolio. See Note 3.

We have varying stages of oil and gas exploration, development and production activities in Equatorial Guinea. We operate in both the Alba and Block D PSCs that form the Alba Unit located offshore Equatorial Guinea.

Gas Processing
The following facilities located on Bioko Island allow us to further monetize natural gas production from the Alba Unit and are accounted for as equity method investments and are reflected in the "Equity in earnings of affiliates" line of our consolidated income statement.

We own a 52.2 percent interest in the Alba Plant LLC, our joint venture with Chevron Corporation (27.8 percent) and Sociedad Nacional de Gas de Guinea Ecuatorial (SONAGAS) (20.0 percent), which operates an onshore liquified petroleum gas (LPG) processing plant. Alba Plant LLC processes Alba Unit natural gas under a fixed-rate long-term contract. The LPG processing plant extracts condensate and LPG from the natural gas stream and sells it at market prices, with our share of the revenue reflected in the "Equity in earnings of affiliates" line of our consolidated income statement. Processed natural gas is delivered to Equatorial Guinea LNG Holdings Limited (EG LNG) for liquefaction and storage. We market our share of LNG to third parties indexed at global LNG prices.

We own a 56.0 percent interest in EG LNG, our joint venture with SONAGAS (37.9 percent) and Marubeni Gas Development UK Limited (6.1 percent), which operates a 3.7 MTPA LNG production facility. In January 2024, we began a five-year LNG sales agreement for a portion of our equity gas from the Alba Unit, providing us with additional exposure to the European LNG market.

We own a 45.0 percent interest in Atlantic Methanol Production Company LLC (AMPCO), our joint venture with Chevron Corporation (45.0 percent) and SONAGAS (10.0 percent), which operates a methanol plant. The plant is currently offline.

Additionally, Alba Plant LLC and EG LNG process third-party gas from the Alen Field under a combination of tolling fee and profit-sharing arrangements which are reflected in the "Equity in earnings of affiliates" line of our consolidated income statement.

ConocoPhillips 2024 10-K	10

Business and Properties	Table of Contents
Asia Pacific

The Asia Pacific segment has exploration and production operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. In 2024, operations in the Asia Pacific segment contributed four percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Australia

			2024
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Australia Pacific LNG	47.5%	ConocoPhillips/Origin Energy	—	—	859	143
Australia Pacific LNG Pty Ltd. (APLNG), our joint venture with Origin Energy Limited (Origin) and China Petrochemical Corporation (Sinopec), is focused on producing CBM from the Bowen and Surat basins in Queensland, Australia, to supply the domestic gas market and convert the CBM into LNG for export. Origin operates APLNG’s upstream production and pipeline system, and we operate the downstream LNG facility, located on Curtis Island near Gladstone, Queensland, as well as the LNG export sales business.
We operate two fully subscribed 4.5 MTPA LNG trains. Approximately 3,500 net wells are ultimately expected to supply both the LNG sales contracts and domestic gas market. The wells are supported by gathering systems, central gas processing and compression stations, water treatment facilities and an export pipeline connecting the gas fields to the LNG facilities. The LNG is being sold to Sinopec under a 20-year sales agreement for 7.6 MTPA of LNG, and Japan-based Kansai Electric Power Co., Inc. under a 20-year sales agreement for approximately one MTPA of LNG.
For additional information, see Note 3, Note 4 and Note 9.
Exploration
We own an 80 percent working interest in both Exploration Permit (T/49P) and (VIC/P79) located in the Otway Basin, Australia. During 2023, we executed a drilling consortium agreement with other operators in Australia and secured a contract for a semi-sub drilling rig. The proposed exploration program involves seabed surveys and drilling of exploration wells planned for 2025.

11	ConocoPhillips 2024 10-K

Business and Properties	Table of Contents
China

			2024
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Penglai	49.0%	CNOOC	33	—	—	33
Penglai
The Penglai 19-3, 19-9 and 25-6 fields are located in the Bohai Bay Block 11/05 and are being developed in stages from large offshore platforms and a FPSO. Most of the crude oil produced from the block is sold to the domestic market in China, with the remainder exported to international markets.

Phase 3 consists of three wellhead platforms and a central processing platform. First production was achieved in 2018 and as of December 2024, all 186 wells have been completed and brought online.
Phase 4A consists of one wellhead platform. First production was achieved in 2020 and as of December 2024, all 62 wells have been completed and brought online.
Phase 4B consists of two wellhead platforms. First production was achieved in the fourth quarter of 2023. This project could include up to 144 new wells, 41 of which have been completed and brought online as of December 2024.
Phase 5 consists of two new wellhead platforms and four wellhead platform expansions. First production was achieved in the fourth quarter of 2024. This project could include up to 91 new wells, 10 of which have been completed and brought online as of December 2024.
Malaysia

			2024
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Gumusut	29.5%	Shell	12	—	—	12
Malikai	35.0	Shell	12	—	—	12
Kebabangan (KBB)	30.0	KPOC	1	—	49	9
Siakap North-Petai	21.0	PTTEP	1	—	1	1
Total Malaysia			26	—	50	34
We have varying stages of exploration, development and production activities across approximately 2.6 million net acres in Malaysia, with working interests in six PSCs. Four of these PSCs are located in waters off the eastern Malaysian state of Sabah: Block G, Block J, the Kebabangan Cluster (KBBC) and the Ubah Cluster, acquired in 2024. We also operate another two exploration blocks, Block WL4-00 and Block SK304, in waters off the eastern Malaysian state of Sarawak.

Block J
Gumusut
We own a 29.5 percent working interest in the unitized Gumusut Field. Development associated with Gumusut Phase 4, a four-well program targeting the Brunei acreage of the unitized Gumusut Field that straddles Malaysia and Brunei waters, completed drilling in 2024 with first oil anticipated in early 2025. The unitized Gumusut Field is operated on a FPS with oil evacuation via a pipeline to the Sabah Oil and Gas Terminal (SOGT) for tanker liftings.

ConocoPhillips 2024 10-K	12

Business and Properties	Table of Contents
KBBC
We own a 30 percent working interest in the KBB, Kamunsu East and Kamunsu East Upthrown Canyon gas and condensate fields. KBBC was previously operated by a joint operating company, Kebabangan Petroleum Operating Company, and in January 2025, we became the sole operator of KBBC. There was no change to working interest as part of ConocoPhillips becoming sole operator.
KBB
Gas is transported from the KBB platform via pipeline for sale to the domestic gas market. Since 2019, KBB tied-in to a nearby third-party floating LNG vessel, which provided additional gas offtake capacity.
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
Exploration
We operate three exploration PSCs with 85 percent working interest in Block SK304, 50 percent working interest in Block WL4-00 and 35 percent working interest in the Ubah Cluster. Off the coast of Sarawak, offshore Malaysia, Block SK304 encompasses 1.8 million net acres and Block WL4-00 encompasses 0.3 million net acres. Off the coast of Sabah, offshore Malaysia near the KBBC, the Ubah Cluster encompasses 11 thousand net acres. We continue to evaluate these blocks and are using information from seismic and prior well results to help optimize future plans.
In 2021, we were awarded operatorship and an 85 percent working interest in Block SB405 encompassing 1.2 million net acres off the coast of Sabah, offshore Malaysia. A 3D seismic survey was acquired in 2022, and processing and evaluation work was completed in 2024. In the fourth quarter of 2024, we elected not to proceed to the second phase of exploration for SB405 PSC and relinquished the block.
Other International

The Other International segment includes interests in Colombia as well as contingencies associated with prior operations in other countries.
Colombia
We have an 80 percent working interest in the Middle Magdalena Basin Block VMM-3 extending over approximately 67,000 net acres. In addition, we have an 80 percent working interest in the VMM-2 Block, which extends over approximately 58,000 net acres and is contiguous to the VMM-3 Block. The contracts for this project are currently in force majeure due to the lack of a defined environmental licensing required for the execution of unconventional exploratory activities. Additionally, the government of Colombia supports a ban on such activities.
Venezuela
For discussion of our contingencies in Venezuela, see Note 10.

13	ConocoPhillips 2024 10-K

Business and Properties	Table of Contents
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
LNG
We have producing equity LNG facilities located in Australia, Qatar and Equatorial Guinea. We also have a 30 percent direct equity holding in the Port Arthur LNG (PALNG) facility, which is scheduled to start up in 2027. As part of our LNG strategy to build a dynamic LNG portfolio and expand our footprint across the LNG value chain, in the future we have LNG offtake due to start up in the U.S. Gulf Coast and the west coast of Mexico with approximately 7.4 MTPA, and currently have a total regasification capacity of 5.2 MTPA at terminals in Belgium, Germany and the Netherlands. We continue to progress discussions across all major LNG producing and consuming regions and markets to further add high-quality positions to our portfolio. See Note 3.
Emergency Response Partnerships
Emergency response partnerships are vital for effective disaster management. By uniting government agencies, non-profits, private companies and community groups, these partnerships enhance preparedness, response and recovery efforts. We maintain memberships in several global response and containment partnerships as a key element of our emergency response preparedness program, complementing our internal response resources.
Oil Spill Response Organizations (OSROs)
We maintain memberships in several OSROs, many of which are not-for-profit cooperatives owned by member companies. We may actively participate in these organizations as members of the board of directors, steering committees, work groups or other supporting roles. In North America, our primary OSROs include the Marine Spill Response Corporation for the continental U.S. and Alaska Clean Seas and Ship Escort/Response Vessel System for the Alaska North Slope and Prince William Sound, respectively. Internationally, we maintain memberships in various OSROs, including Oil Spill Response Limited, the Norwegian Clean Seas Association for Operating Companies, the Australian Marine Oil Spill Center and Petroleum Industry of Malaysia Mutual Aid Group.

ConocoPhillips 2024 10-K	14

Business and Properties	Table of Contents
Technology
We have several technology programs that improve our ability to develop unconventional reservoirs, increase recovery from our legacy fields, improve the efficiency of our exploration program, produce heavy oil economically with lower emissions and implement sustainability measures.

LNG Liquefaction Technology
We are the second-largest LNG liquefaction technology provider globally. Our Optimized Cascade® LNG liquefaction technology has been licensed for use in 28 LNG trains around the world, with FEED studies ongoing for additional trains.

Low Carbon Technologies
Our multi-disciplinary Low Carbon Technologies organization's remit includes supporting our operational emissions reductions objectives, understanding the alternative energy landscape and prioritizing opportunities for future competitive investment. To help achieve our targets, the Low Carbon Technologies organization works with our business units to develop and implement Scope 1 and 2 emissions reduction initiatives and identify potential technology solutions for hard-to-abate emissions. We continue to focus on implementing emissions reduction projects across our global portfolio, including operational efficiency measures and methane and flaring reductions. For example, since 2021 we have conducted CCS and electrification studies, initiated zero/low emission equipment design enhancements, installed mechanisms to continuously monitor and detect methane emissions and implemented operation changes to reduce or eliminate flaring and methane venting volumes.

We also continue to evaluate low-carbon opportunities for future competitive investment. For example, since 2021:
•We evaluated carbon dioxide storage sites primarily along the U.S. Gulf Coast, progressed land acquisition efforts and business development work, drilled two appraisal wells and advanced engineering studies for multiple opportunities.
•We evaluated hydrogen opportunities in the U.S. and Asia Pacific regions. As a result of hydrogen and ammonia markets not developing at a pace required to support further investment, we decided to suspend our evaluation of a low-carbon ammonia production facility on the U.S. Gulf Coast.
For more information on our targets, see “Contingencies—Company Response to Climate-Related Risks" sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Delivery Commitments
We sell crude oil and natural gas from our producing operations under a variety of contractual arrangements, some of which specify the delivery of a fixed and determinable quantity. Our commercial organization also enters into natural gas sales contracts where the source of the natural gas used to fulfill the contract can be the spot market or a combination of our reserves and the spot market. Worldwide, we are contractually committed to deliver approximately 675 billion cubic feet of natural gas and 253 million barrels of crude oil in the future. These contracts have various expiration dates through the year 2034. We have a variety of options to fulfill our delivery commitments including third-party purchases, as supported by our gas management and power supply agreements, proved developed reserves and PUDs. See the disclosure on “Proved Undeveloped Reserves” in the “Supplementary Data - Oil and Gas Operations” section following the Notes to Consolidated Financial Statements, for information on the development of PUDs.
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
We compete with numerous other companies in the industry, including state-owned companies, to locate and obtain new sources of supply and to produce oil, bitumen, LNG, NGLs and natural gas in an efficient, cost-effective manner. We deliver our production into the worldwide commodity markets. Principal methods of competing include geological, geophysical and engineering research and technology; experience and expertise; equipment and personnel; economic analysis in connection with portfolio management and safely operating oil and gas producing properties.

15	ConocoPhillips 2024 10-K

Business and Properties	Table of Contents
Human Capital Management
At ConocoPhillips, our strategy, performance, culture and reputation are fueled by our workforce. Attracting, retaining and developing a world-class workforce is a competitive imperative within our complex industry. Our human capital management (HCM) approach is based on our core SPIRIT Values – Safety, People, Integrity, Responsibility, Innovation and Teamwork – which set the tone for our interactions with all stakeholders. We believe a safe organization is a successful organization and we prioritize personal and process safety across the company.
Our Executive Leadership Team (ELT) and Board of Directors help to set our HCM strategy and drive accountability for meaningful progress. Our HCM programs are managed by our human resources function with support from business leaders across the company and are regularly reviewed by the Board of Directors. Our efforts are built around three pillars: a compelling culture, attracting a world-class workforce and valuing our people.
At year-end 2024, we had approximately 11,800 employees in 14 countries. Tables of 2024 employees by country and demographics are shown below:

2024 Employees by Country	Percent of Total
U.S.	67%
Norway	14
Canada	8
Australia	3
U.K.	3
Other Global Locations	5
100%
2024 Employees by Demographics

	Global		U.S.
	Male	Female	White	POC*
All Employees	73%	27%	67%	33%
All Leadership	74	26	75	25
Top Leadership	74	26	81	19
Junior Leadership	74	26	74	26
*"POC" refers to People of Color or racial and ethnic minorities self-reported in the U.S.

A Compelling Culture
How we do our work is what sets us apart and drives our performance. As our industry evolves, we need a workforce equipped to address new opportunities and challenges. Our success depends on our people. Effectively engaging, developing and rewarding our employees is a priority for us. Together, we deliver strong performance while embracing our core cultural attributes.
Health, Safety and Environment
Our HSE organization sets expectations and provides tools and assurance to our workforce to promote and achieve HSE excellence. We manage and assure ConocoPhillips HSE policies, standards and practices, to help ensure business activities are consistently safe, healthy and conducted in an environmentally and socially responsible manner across the globe. Each business unit manages its local operational risks with particular attention to process safety, occupational safety and environmental and emergency preparedness risks. Objectives, targets and deadlines are set and tracked annually to drive strong HSE performance. Progress is tracked and reported to our ELT and the Board of Directors. Corporate HSE audits are conducted on business units and staff groups to ensure conformance with ConocoPhillips HSE policies, standards and practices. If improvement actions are identified, they are tracked to completion.

ConocoPhillips 2024 10-K	16

Business and Properties	Table of Contents
We continuously look for ways to operate more safely, efficiently and responsibly. We focus on reducing human error by emphasizing interaction among people, equipment and work processes. We believe our HSE policies such as Life Saving Rules, Process Safety Fundamentals, safety procedures and our stop work policy can reduce the likelihood and severity of unexpected incidents. We conduct thorough investigations of all serious incidents to understand the root cause and share lessons learned globally to improve our facility designs, procedures, training and maintenance programs. It is important that we drive an HSE culture of continuous learning and improvement, refine our existing HSE processes and tools and enhance our commitment to safe, efficient and responsible operations.
Attracting a World-Class Workforce
Our continued success requires a skilled global workforce. Our SPIRIT Values help to cultivate an inclusive environment where everyone can contribute, promoting innovation and leading to better business outcomes. This helps us attract a workforce equipped to address new opportunities and challenges that we face in a complex industry. We recruit experienced hires to help us sustain a broad range of expertise and partner with universities and organizations to create a pipeline of early-career talent. We strive to ensure fair and consistent practices in our recruitment process and conduct talent assessments to meet our business needs.
We monitor recruitment metrics and track voluntary turnover to guide our retention activities.

2024 Hiring & Attrition Metrics	Percent of Total
U.S. university hire acceptance rate	75%
U.S. interns acceptance rate	74
Global hiring - Women/Men	25/75
U.S. hiring - U.S. POC/U.S. White	41/59
Total voluntary attrition	4
Valuing our People
Employee Engagement and Development
We engage and develop our workforce through on-the-job learning, formal training, ongoing feedback, coaching and mentoring. Additionally, we use a performance management program focused on merit, objectivity, credibility and transparency. The program includes broad stakeholder feedback, real-time monetary and non-monetary recognition and a formal "how" rating to assess behavior to ensure they align with our SPIRIT Values.

Skills-based Talent Management Teams (TMTs) guide employee development and career progression, help identify workforce planning needs and assess the availability of critical skill sets. Succession planning is a top priority for management and the Board of Directors to ensure talent readiness and availability for leadership roles.

We measure and assess employee satisfaction and engagement through periodic employee engagement surveys. Our leaders review survey feedback to guide priorities and goals.
Compensation, Benefits and Well-Being
We offer competitive, performance-based compensation packages and have global, equitable pay practices. Our compensation programs generally include base pay, the annual Variable Cash Incentive Program (VCIP) and, for eligible employees, the Restricted Stock Unit (RSU) program. Our retirement and savings plans support employees' financial futures and are competitive within local markets.

We routinely benchmark our global compensation and benefits programs to ensure they are competitive and meet the needs of our employees. We provide flexible work schedules and competitive time off, including parental leave in many locations. We also provide coverage for disability support, elder care and childcare, including onsite childcare, where access locally is a challenge.

Our global wellness programs include biometric screenings and fitness challenges. All employees have access to our employee assistance program, and many of our locations offer custom mental well-being programs.

17	ConocoPhillips 2024 10-K

Business and Properties	Table of Contents
General
The environmental information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 55 under the caption "Environmental" and beginning on page 57 under the caption “Climate Change” is incorporated herein by reference. It includes information on expensed and capitalized environmental costs for 2024 and those expected for 2025 and 2026.
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

ConocoPhillips 2024 10-K	18

Risk Factors	Table of Contents
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
Among the most significant factors impacting our revenues, operating results and future rate of growth are the sales prices for crude oil, bitumen, LNG, natural gas and NGLs. These prices are tied to market prices that can fluctuate widely due to factors beyond our control. For example, over the course of 2024, WTI crude oil prices ranged from a high of $87 per barrel in April to a low of $66 per barrel in September. Given the volatility in commodity price drivers and the worldwide political and economic environment, including potential economic slowdowns or recessions, unexpected shocks to supply and demand resulting from future global health crises, such as those that were experienced in connection with the COVID-19 pandemic, or increased uncertainty generated by armed hostilities and geopolitical tension in various oil-producing regions around the globe, prices for crude oil, bitumen, LNG, natural gas and NGLs may continue to be volatile.
Prolonged periods of low commodity prices could have a material adverse effect on our revenues, operating income, cash flows and liquidity, and may also affect the amount of dividends we elect to declare and pay on our common stock and the amount of shares we elect to acquire as part of our share repurchase program and the timing of such repurchases.

Lower prices may also limit the amount of reserves we can produce economically, thus adversely affecting our proved reserves and reserve replacement ratio and accelerating the reduction in our existing proved reserve levels as we continue production from upstream fields. Prolonged depressed prices may affect strategic decisions related to our operations, including decisions to reduce capital investments or curtail operated production.
Significant reductions in crude oil, bitumen, LNG, natural gas and NGLs prices could also require us to reduce our capital expenditures, impair the carrying value of our assets or discontinue the classification of certain assets as proved reserves. Although it is not reasonably practicable to quantify the impact of any future impairments or estimated change to our unit-of-production rates at this time, our results of operations could be adversely affected as a result.
If we do not successfully develop resources, the scope of our business will decline, and our financial condition and results of operations may be adversely affected.
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
The exploration and production of crude oil, bitumen, natural gas and NGLs is a highly competitive business. We compete with private, public and state-owned companies in all facets of the exploration and production business, including locating, acquiring and developing new sources of supply and producing crude oil, bitumen, natural gas and NGLs in an efficient, cost-effective manner. In addition, we anticipate the oil and gas industry will face additional competition from alternative fuels. We must also compete for the materials, equipment, services, employees and other personnel (including geologists, geophysicists, engineers and other specialists) necessary to conduct our business. If we are not successful in any facet of this competition, our financial condition and results of operations may be adversely affected.

19	ConocoPhillips 2024 10-K

Risk Factors	Table of Contents
Our ability to successfully execute on our plans to reduce operational GHG emissions intensity is subject to a number of risks and uncertainties and such reductions may be costly and challenging to achieve.
Our framework for managing climate-related business risk is set out in our Climate Risk Strategy, which describes our strategic flexibility, approach to reducing Scope 1 and 2 emissions intensity, technology choices and engagement efforts. Among other things, we have set near- and medium-term GHG intensity reduction targets, as well as targets around flaring and methane. Our ability to achieve the stated targets, goals and ambitions within the Climate Risk Strategy's framework is subject to a number of risks and uncertainties beyond our control, including government policies and markets, acceptance of carbon capture technologies, development of markets and potential permitting and regulatory changes, all of which may impair our ability to execute on current or future plans. In addition, the pace of development of effective emissions measurement and abatement technologies, and the actual pace of development may be inadequate, or the technologies actually developed may be insufficient to allow us to achieve our stated targets, goals and ambitions.

Furthermore, executing our Climate Risk Strategy could be costly, is likely to encounter unforeseen obstacles, will proceed at varying paces and may be accomplished in a manner that we cannot predict at this time. We expect to be required to purchase emission credits and/or offsets in the future. There may be an insufficient supply of offsets, and we could incur increasingly greater expenses related to our purchase of such offsets. Even if we are able to acquire an adequate amount of such offsets at satisfactory prices, investors, regulators or other third parties may not perceive this practice as an acceptable means of achieving our emission reduction goals. As advanced technologies are developed to accurately measure emissions, we may be required to revise our emissions estimates and reduction goals or otherwise revise aspects of our Climate Risk Strategy. We may be adversely affected and potentially need to reduce economic end-of-field life of certain assets and impair associated net book value due to the emissions intensity of some of our assets. Even if we meet our goals, our efforts may be characterized as insufficient.

In early 2021, we established a multidisciplinary Low Carbon Technologies organization with the remit of supporting our emissions reduction objectives, understanding the alternative energy landscape and prioritizing opportunities for future competitive investment. Such potential investments may expose us to numerous financial, legal, operational, reputational and other risks. While we perform a thorough analysis on these investments, the related technologies and markets are at early stages of development and we do not yet know what rate of return we will achieve, if any, and we may suspend our evaluation or investment if we determine that applicable markets have not developed at the pace required to support further investment. For example, as a result of the hydrogen and ammonia markets not developing at a pace required to support further investment, in 2024 we decided to suspend our evaluation of a low-carbon ammonia production facility on the U.S. Gulf Coast. Furthermore, we may not be able to scale potential investments. The success of our low-carbon strategy will depend in part upon the cooperation of government agencies, the support of stakeholders, the development of relevant markets for low carbon fuels, our ability to research and forecast potential investments, willingness of industry partners to collaborate and our ability to apply our existing strengths and expertise to new technologies, projects and markets.

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

ConocoPhillips 2024 10-K	20

Risk Factors	Table of Contents
Our business may be adversely affected by price controls; government-imposed limitations on production or exports of crude oil, bitumen, LNG, natural gas and NGLs; or the unavailability of adequate gathering, processing, compression, transportation, and pipeline facilities and equipment for our production of crude oil, bitumen, natural gas and NGLs.
As discussed herein, our operations are subject to extensive governmental regulations across numerous jurisdictions. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil, bitumen, natural gas and NGLs wells below actual production capacity. Similarly, in response to increased domestic energy costs, circumstances determined to be in the economic or other interest of the country, or a declared national emergency, governments could restrict the export or import of our products which would adversely impact our business. For example, in January 2024, in response to concerns from environmental groups, the U.S. announced a temporary pause on new authorizations of certain LNG exports. The pause was subsequently lifted in January 2025. This pause and other difficulties in the regulatory approval processes may have an extended adverse impact on our global LNG business. Furthermore, because legal requirements are frequently changed and subject to interpretation, we cannot predict whether future restrictions on our business may be enacted or become applicable to us.
Our ability to sell and deliver the crude oil, bitumen, LNG, natural gas and NGLs that we produce also depends on the availability, proximity and capacity of gathering, processing, compression, transportation and pipeline facilities and equipment, as well as any necessary diluents to prepare our crude oil, bitumen, LNG, natural gas and NGLs for transport. The facilities, equipment and diluents we rely on may be temporarily unavailable to us due to market conditions, extreme weather events, permitting delays and other regulatory matters, mechanical reasons or other factors or conditions, many of which are beyond our control. In addition, in certain newer plays, the capacity of necessary facilities, equipment and diluents may not be sufficient to accommodate production from existing and new wells, and construction and permitting delays, permitting costs and regulatory or other constraints could limit or delay the construction, manufacture or other acquisition of new facilities and equipment. If any facilities, equipment or diluents, or any of the transportation methods and channels that we rely on become unavailable for any period of time, we may incur increased costs to transport our crude oil, bitumen, LNG, natural gas and NGLs for sale; we may be forced to curtail our production of crude oil, bitumen, natural gas or NGLs, or we may not be able to meet all the objectives in our Climate Risk Strategy, such as reducing routine flaring.
Our ability to manage risk or influence outcomes in joint ventures may be constrained.
We conduct many of our operations through joint ventures in which another joint venture partner is the operator or we may not have majority control. In these cases, the economic, business, or legal interests or goals of the operator or the voting majority may be inconsistent with ours, and we may not be able to influence the decision making or outcomes to align with our interests or goals. Failure by an operator or a voting majority, with whom we have a joint venture interest, to adequately manage the risks associated with any operations could have an adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations.
Our operations are subject to hazards and risks that require significant and continuous oversight.
Our operations are subject to a variety of hazards and risks that require significant and continuous oversight, such as the monitoring, prevention or mitigation of or protection from explosions, fires, product spills, severe weather, geological events, global health crises, such as epidemics and pandemics, labor disputes, geopolitical tensions, armed hostilities, terrorist or piracy attacks, sabotage, civil unrest or cyberattacks. Our operations are subject to additional hazards concerning exposure to and potential release of pollutants and toxic substances, as well as other environmental hazards and risks. For example, offshore activities may pose incrementally greater technological challenges, operating risks and potential for adverse consequences from operational failures because of complex subsurface conditions such as higher reservoir pressures, water depths and metocean conditions. All such hazards could result in loss of human life, significant property and equipment damage, environmental pollution, impairment of operations, substantial losses to us and damage to our reputation. Our business and operations may be disrupted if we do not respond, or are perceived not to respond, in an appropriate manner to any of these hazards and risks or any other major crisis or if we are unable to efficiently restore or replace affected operational components and capacity. Countermeasures to address global health crises, epidemics or pandemics may result in reduced demand for our products; disruptions to our supply chain, the global economy or financial or commodity markets; disruptions in our contractual arrangements with our service providers, suppliers and other counterparties; failures by our suppliers, contract manufacturers, contractors, joint venture partners and external business partners, to meet their obligations to us; reduced workforce productivity; and voluntary or involuntary curtailments. Further, our insurance may not be adequate to compensate us for all resulting losses described above, and the cost to obtain adequate coverage may increase for us in the future or may not be available.

21	ConocoPhillips 2024 10-K

Risk Factors	Table of Contents
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
Any of these factors, or other cascading effects of such factors, could materially increase our costs; negatively impact our revenues or ability to implement and advance our Climate Risk Strategy; and damage our financial condition, results of operations, cash flows and liquidity position. The full extent and duration of any such impacts cannot be predicted at this time because of the lack of certainty surrounding their sources, causes and outcomes.

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
Our business is subject to numerous laws and regulations relating to the protection of the environment, which are expected to continue to have an increasing impact on our operations. For a description of the most significant of these environmental laws and regulations, see the “Contingencies—Environmental”, “—Climate Change” and "—Company Response to Climate-Related Risks" sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. These laws and regulations continue to increase in both number and complexity and affect our operations with respect to, among other things:
•Permits required in connection with exploration, drilling, production and other activities, including those issued by national, subnational and local authorities;
•The discharge of pollutants into the environment;
•Emissions into the atmosphere, such as nitrogen oxides, sulfur dioxide, mercury and GHG emissions, including methane and carbon dioxide;
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
We have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of these laws and regulations. In addition, to the extent these expenditures are assumed by a buyer as a result of a disposition, it may result in our incurring substantial costs if the buyer is unable to satisfy these obligations. Any actual or perceived failure by us to comply with existing or future laws, regulations and other requirements could result in administrative or civil penalties, criminal fines, other enforcement actions or third-party litigation against us. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products, our business, financial condition, results of operations and cash flows in future periods, as well as our ability to implement and advance our Climate Risk Strategy could be adversely affected.
Existing and future laws, regulations and internal initiatives relating to global climate change, such as limitations on GHG emissions or provisions aimed at reducing such emissions, may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products.
Continuing political and societal attention to the issue of global climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit GHG emissions, such as cap and trade regimes, specific emission standards, carbon taxes, restrictive permitting, increased fuel efficiency standards and incentives or mandates for renewable and alternative energy. Although we may support the intent of legislative and regulatory measures aimed at addressing climate-related risks, the specifics of how and when they are enacted could result in a material adverse effect to our business, financial condition, results of operations and cash flows in future periods as well as our ability to implement and advance our Climate Risk Strategy.

ConocoPhillips 2024 10-K	22

Risk Factors	Table of Contents
For example, in 2024, New York and Vermont passed legislation seeking to hold certain energy companies financially responsible for state climate change mitigation and adaptation measures, following the "polluter pays" model of existing Superfund laws. This responsibility may include paying into a fund for infrastructure repairs and recovery from extreme weather events that would otherwise be covered by the government. While only two U.S. states have enacted such laws to date, other states have introduced similar measures, and it is likely that more states will consider a similar approach. Compliance with such legislation may expose us to significant additional liabilities.

Furthermore, in December 2023, the EPA published a final rule that revises the regulations governing, among other things, the emission of methane and volatile organic compounds from new oil and gas production facilities and emission guidelines for states to use when revising Clean Air Act implementation plans to limit methane emissions from existing oil and gas facilities. Also pursuant to the Inflation Reduction Act of 2022, the EPA published certain rules in 2024 to facilitate the determination and payment of a charge on methane emissions from selected facilities in the oil and natural gas industry, including many of the facilities operated by ConocoPhillips. These final rules could result in additional capital expenditures and compliance, operating and maintenance costs, any of which may have an adverse effect on our business and results of operations.

Additionally, in 2023, at the international community at the 28th Conference of the Parties (COP28), nearly 200 countries, including most of the countries in which we operate, renewed their commitment to deliver on the aims of the 2015 Paris Agreement. COP28 included a decision on the world's first 'global stocktake' to ratchet up climate action before the end of the decade — including a goal to triple renewable energy capacity by 2030 — and for the first time its final agreement explicitly recommended "transitioning away from fossil fuels in the energy system."

The implementation of current agreements and regulatory or judicial measures, as well as any future agreements or measures addressing climate change and GHG emissions, may adversely increase our capital and operating expenses, impact the demand for our products, impose taxes on our products or operations, or require us to purchase emission credits or reduce emissions of GHGs from our operations. As a result, we may incur substantial capital expenditures and compliance, operating, maintenance and remediation costs, any of which may have an adverse effect on our business and results of operations.

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

Increasing attention to global climate change has also resulted in pressure from and upon stockholders, financial institutions and other financial market participants to potentially limit or discontinue investments, insurance and funding to oil and gas companies. For example, a significant number of financial institutions have pledged to meet the goal of net zero by 2050, as well as setting interim targets for 2030 or earlier. While these targets do not prohibit financial sector stakeholders from doing business with oil and gas companies, stakeholders may self-impose limits. Conversely, we also face pressure from some in the investment community and certain public interest groups to limit the focus on ESG in our decision-making, arguing that ESG considerations do not relate to financial outcomes. As public pressure continues to mount on the financial sector, our costs of capital may increase.
Furthermore, increasing attention to global climate change has resulted in an increased likelihood of governmental investigations and private litigation, which could increase our costs or otherwise adversely affect our business. Beginning in 2017 and continuing through 2024, cities, counties, governments and other entities in several states/territories in the U.S. have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. Additional lawsuits with similar allegations are expected to be filed. The amounts claimed by plaintiffs are unspecified and the legal and factual issues involved in these cases are unprecedented. We believe these lawsuits are factually and legally meritless and are an inappropriate vehicle to address the challenges associated with climate change, and we will vigorously defend against such lawsuits. The ultimate outcome and impact to us cannot be predicted with certainty, and we expect to incur substantial legal costs associated with defending these and similar lawsuits in the future. We could also receive lawsuits alleging a failure or lack of diligence to meet our publicly stated ESG goals or alleging misrepresentation related to our ESG activity.

23	ConocoPhillips 2024 10-K

Risk Factors	Table of Contents
Political and economic developments could damage our operations and materially reduce our profitability and cash flows.
Actions of the U.S., state, local and foreign governments, through sanctions, tax, tariffs and other legislation, executive orders and commercial restrictions, could reduce our operating profitability both in the U.S. and abroad. In certain locations, restrictions on our operations; leasing restrictions; special taxes or tax assessments; tariffs; and payment transparency regulations that could require us to disclose competitively sensitive information or might cause us to violate non-disclosure laws of other countries have been imposed or proposed by governments or certain interest groups. In addition, we may face regulatory changes in the U.S. including, but not limited to, the enactment of tax law changes that adversely affect the fossil fuel industry, new methane emissions standards, requirements restricting or prohibiting flaring and subsurface water disposal, more stringent environmental impact studies and reviews and policies inhibiting or curtailing LNG or crude oil exports. Similar regulatory shifts, including attendant higher costs and market access constraints, may also occur in international jurisdictions in which we currently operate or seek to operate.
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
In addition, certain interest groups have also proposed ballot initiatives, contested lease sales and challenged project permits, for example, to restrict oil and natural gas development generally as well as specific projects, including the Willow project in Alaska. In the event that ballot initiatives, local, state, or national restrictions or prohibitions are adopted and result in more stringent limitations on the production and development of oil and natural gas in areas where we conduct operations, we may incur significant costs to comply with such requirements or may experience delays or curtailment in the permitting or pursuit of exploration, development or production activities. Such compliance costs and delays, curtailments, limitations or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, liquidity and ability to implement and advance the Climate Risk Strategy.
Political and economic factors in international markets could have a material adverse effect on us.
Approximately 32 percent of our hydrocarbon production was derived from production outside the U.S. in 2024, and 32 percent of our proved reserves, as of December 31, 2024, were located outside the U.S. We are subject to risks associated with our operations in foreign jurisdictions and international markets, including changes in foreign governmental policies relating to crude oil, bitumen, LNG, natural gas or NGLs pricing and taxation; other regulatory or economic developments (including the macro effects of international trade policies and disputes); disruptive geopolitical conditions such as the escalation of geopolitical tension in the Middle East in late 2023 and through 2024; and international monetary and currency rate fluctuations. Restrictions on production of oil and gas could increase to the extent governments view such measures as a viable approach for pursuing national and global energy security and climate policies. In addition, some countries where we operate lack a fully independent judiciary system. This, coupled with changes in foreign law or policy, results in a lack of legal certainty that exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as expropriations. Actions by host governments, such as the expropriation of our oil assets by the Venezuelan government, have affected operations significantly in the past and may continue to do so in the future.
In addition, the U.S. government has the authority to prevent or restrict us from doing business in foreign jurisdictions or with certain parties. These restrictions and similar restrictions imposed by foreign governments have in the past limited our ability to operate in, or gain access to, opportunities in various jurisdictions. Diplomatic relations or policies between the U.S. government and one or more foreign jurisdictions may increase our expenses or impair our ability to collect awards in legal actions against such foreign jurisdictions. Changes in domestic and international policies and regulations may also restrict our ability to obtain or maintain licenses or permits necessary to operate in foreign jurisdictions, including those necessary for drilling and development of wells. Similarly, the declaration of a “climate emergency” could result in actions to limit exports of our products and other restrictions.
Any of these actions could adversely affect our business or operating results, including our ability to implement and advance the Climate Risk Strategy.

ConocoPhillips 2024 10-K	24

Risk Factors	Table of Contents
Risks Related to Our Acquisition of Marathon Oil
Integrating Marathon Oil's business may be more difficult, costly or time-consuming than expected, and we may fail to achieve the expected benefits and synergies of the Marathon Oil acquisition, which may adversely affect our business results and negatively affect the value of our common stock.

The success of our acquisition of Marathon Oil will depend on, among other things, our ability to integrate Marathon Oil with our business in a manner that facilitates development opportunities and realizes expected synergies. We may encounter difficulties in integrating our and Marathon Oil’s businesses and realizing the expected benefits and synergies of the acquisition of Marathon Oil. If we are not able to successfully achieve our objectives, the anticipated benefits of the acquisition of Marathon Oil may not be realized fully, or at all, or may take longer to realize than expected.

Prior to the completion of our acquisition of Marathon Oil, each of ConocoPhillips and Marathon Oil operated as an independent public company. There can be no assurances that Marathon Oil’s business can be integrated successfully into ours. It is possible that the integration process could result in the loss of commercial and vendor partners; the disruption of our, Marathon Oil’s or both companies’ ongoing businesses; inconsistencies in standards, controls, procedures and policies; unexpected integration issues; higher than expected integration costs; and an overall post-completion integration process that takes longer than originally anticipated. We will be required to devote management attention and resources to integrating Marathon Oil’s business practices and operations.

An inability to realize the full extent of the anticipated benefits of the acquisition of Marathon Oil, as well as any delays encountered in the integration process, could have an adverse effect upon our revenues, level of expenses and operating results, which may adversely affect the value of our common stock.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. There are numerous processes, policies, procedures, operations and technologies and systems that must be integrated in connection with our acquisition of Marathon Oil and the integration of Marathon Oil’s business. Any efficiencies related to the integration of Marathon Oil’s business may not offset incremental transaction and acquisition-related costs in the near term or at all. If we are not able to adequately address integration challenges, we may be unable to successfully integrate operations or realize the anticipated benefits of the acquisition.
The market value of our common stock could decline if large amounts of our common stock are sold now that the Marathon Oil acquisition has been consummated.

We issued shares of ConocoPhillips common stock to former Marathon Oil stockholders. Former Marathon Oil stockholders may decide not to hold the shares of ConocoPhillips common stock that they received in the acquisition of Marathon Oil, and ConocoPhillips stockholders may decide to reduce their investment in ConocoPhillips due to the changes to ConocoPhillips’ investment profile as a result of the acquisition of Marathon Oil. Other Marathon Oil stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of ConocoPhillips common stock that they received in the acquisition of Marathon Oil. Such sales of ConocoPhillips common stock could have the effect of depressing the market price for ConocoPhillips common stock.

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

25	ConocoPhillips 2024 10-K

Risk Factors	Table of Contents
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
•Our financial condition, especially in relation to anticipated future capital needs;
•The level of distributions paid by comparable companies;
•Our operating expenses; and
•Other factors our Board of Directors deems relevant.

We paid a quarterly VROC to our shareholders in the first three quarters of 2024. In the fourth quarter of 2024, we declared an ordinary dividend that incorporated the prior VROC equivalent per share payment and did not make a separate VROC payment. VROC distributions remain an option in elevated price environments, to be authorized and determined by our Board of Directors in its sole discretion and depending on factors it deems relevant. Our Board may determine not to pay a dividend in a quarter or may cease declaring a dividend at any time.
Additionally, as of December 31, 2024, $30.7 billion of repurchase authority remained. In October 2024, our Board of Directors approved an increase from our prior authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate purchases. Our share repurchase program does not obligate us to acquire a specific number of shares during any period, and our decision to commence, discontinue or resume repurchases in any period will depend on the same factors that our Board of Directors may consider when declaring dividends, among other factors. In the past, we have suspended our share repurchase program in response to market downturns, including as a result of the oil market downturn that began in early 2020, and we may do so again in the future.
Any downward revision in the amount of our ordinary dividend or the volume of shares we purchase under our share repurchase program could have an adverse effect on the market price of our common stock.

ConocoPhillips 2024 10-K	26

Risk Factors	Table of Contents
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
•Compromise of our data or systems, including corruption, sabotage, encryption or acts that otherwise render our data or systems unusable (or those of third parties with whom we do business, including third-party cloud and information technology (IT) service providers);
•Theft or manipulation of our proprietary information;
•Ransom;
•Extortion;
•Threats to the security of our facilities and infrastructure; and
•Cyber terrorism.

In addition, we have exposure to cybersecurity risks where our data and proprietary information are collected, hosted, and/or processed by third-party cloud and service providers. In addition, many of our vendors, including suppliers that are closely integrated into our business, have been victims of cybersecurity attacks that have accessed and exfiltrated information from their systems. Our risks may be exacerbated by a delay or failure to detect a cybersecurity incident or understand the full extent of such incident notwithstanding our risk management processes and controls. We face risks associated with new and ever-increasing phishing techniques, hidden malware, as well as risks associated with electronic data proliferation and technology digitization. We also face increased risk with the increased sophistication of generative artificial intelligence capabilities, which may improve or expand the existing capabilities of cybercriminals described above in a manner we cannot predict at this time.
Our increasing reliance on IT in our production, distribution and marketing systems may allow cybersecurity threats to disrupt our oil and gas operations, both domestically and abroad.
If our data, IT, operational technology (OT), including industrial control and supervisory control and data acquisition (SCADA) systems were to be breached, damaged or disrupted due to a cybersecurity incident or cyber-attack (directly, indirectly through third parties or through the IT networks, servers, software, or infrastructure on which they rely), we could be subject to serious negative consequences. These consequences could include physical damage to production, distribution or storage assets; delay or prevention of delivery to markets; disruption or prevention of accurate accounting for production and settlement of transactions; negative impacts on public health, safety, the environment, economic security, or national security; financial impacts; business interruption; reputational damage; loss of employee, supplier, contractor, partner and/or public trust; reimbursement or other costs; increased compliance costs; regulatory investigations; litigation exposure and legal liability or regulatory fines; penalties or other external intervention.

Although we have business continuity plans in place, our operations may be adversely affected by significant and widespread disruption to our systems and infrastructure that support our business. If we seek insurance against cybersecurity risks, it may be limited by the availability and increasing expense of sufficient coverage.
For additional information regarding our cybersecurity risk management, strategy and governance, see Item 1C. Cybersecurity.

27	ConocoPhillips 2024 10-K

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

ConocoPhillips 2024 10-K	28

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

Third-Party Service Provider Risk Management
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

Cybersecurity Governance

Management's Role
A dedicated CISO leads the IT/OT Security Team and is responsible for our cybersecurity risk management and strategy. The CISO has over 20 years of experience in security, of which 15 years is specific to cybersecurity and has served as a CISO since 2013, having joined ConocoPhillips as CISO in 2022. The CISO holds a master’s degree and is a Certified Information Security Professional. The CISO reports to the CD&IO, who holds a master’s degree in information technology and has served as Chief Information Officer/Chief Technology Officer and various roles in information technology for over 28 years. The CD&IO reports to the Executive Vice President and Chief Financial Officer. This management team assesses and manages risks associated with cybersecurity.

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

The Board of Directors receives a report on cybersecurity annually, and the AFC receives reports on cybersecurity multiple times a year. For meetings where cybersecurity is not on the formal agenda, the AFC will receive a pre-read that includes cybersecurity updates or discussion topics. During these reviews, management discusses various topics, including information relating to IT/OT Security strategy, program management, cybersecurity risks and threats, and provides briefings on notable cybersecurity attacks, including those relating to third-party service providers, if known. In addition to this regular reporting, significant cybersecurity risks or threats may also be escalated on an as needed basis to the AFC and Board of Directors.

29	ConocoPhillips 2024 10-K

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

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the year ended December 31, 2024. See Note 10 for information regarding other legal and administrative proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers

Name	Position Held	Age*
William L. Bullock, Jr.	Executive Vice President and Chief Financial Officer	60
Christopher P. Delk	Vice President, Controller and General Tax Counsel	55
Heather G. Hrap	Senior Vice President, Human Resources and Real Estate and Facilities Services	52
Kirk L. Johnson	Senior Vice President, Global Operations	49
Ryan M. Lance	Chairman of the Board of Directors and Chief Executive Officer	62
Andrew D. Lundquist	Senior Vice President, Government Affairs	64
Andrew M. O'Brien	Senior Vice President, Strategy, Commercial, Sustainability and Technology	50
Nicholas G. Olds	Executive Vice President, Lower 48	55
Kelly B. Rose	Senior Vice President, Legal, General Counsel and Corporate Secretary	58
_____________________
*On February 18, 2025.
There are no family relationships among any of the officers named above. Each officer of the company is elected by the Board of Directors at its first meeting after the Annual Meeting of Stockholders and thereafter as appropriate. Each officer of the company holds office from the date of election until the first meeting of the directors held after the next Annual Meeting of Stockholders or until a successor is elected. The date of the next annual meeting is May 13, 2025. Set forth below is information about the executive officers.
William L. Bullock, Jr. was appointed Executive Vice President and Chief Financial Officer as of September 2020, having previously served as President, Asia Pacific & Middle East since April 2015. Prior to that, he was Vice President, Corporate Planning & Development since May 2012.

Christopher P.. Delk was appointed Vice President, Controller and General Tax Counsel in November 2022, having previously served as Vice President and General Tax Counsel since July 2015.

ConocoPhillips 2024 10-K	30

Heather G. Hrap was appointed Senior Vice President, Human Resources and Real Estate and Facilities Services in March 2022, having previously served as Vice President, Human Resources from January 2019. Prior to that, she served as Human Resources General Manager from October 2015 to January 2019.

Kirk L. Johnson was appointed Senior Vice President, Global Operations in 2024, having previously served as Senior Vice President, Lower 48 Assets and Operations since May 2022. Prior to that he served as Vice President, Corporate Planning and Development since June 2021, President Canada from June 2018 to May 2021 and Manager, Strategy, Planning and Portfolio Management from July 2017 to June 2018.
Ryan M. Lance was appointed Chairman of the Board of Directors and Chief Executive Officer in May 2012, having previously served as Senior Vice President, Exploration and Production—International since May 2009.
Andrew D. Lundquist was appointed Senior Vice President, Government Affairs in February 2013. Prior to that, he served as managing partner of BlueWater Strategies LLC, since 2002.
Andrew M. O'Brien was appointed Senior Vice President, Strategy, Commercial, Sustainability and Technology in 2024, having previously served as Senior Vice President, Global Operations since November 2022. Prior to that, he served as Vice President and Treasurer since May 2021, Vice President of Corporate Planning and Development from August 2020 to May 2021, Lower 48 Finance Manager from August 2018 to August 2020, and Manager of Investor Relations from November 2016 to August 2018.

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

31	ConocoPhillips 2024 10-K

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ConocoPhillips’ common stock is traded on the NYSE under the symbol “COP.”
Cash Dividends Per Share

	2024		2023
	Ordinary	VROC	Ordinary	VROC
First	$0.58	0.20	0.51	0.60
Second	0.58	0.20	0.51	0.60
Third	0.58	0.20	0.51	0.60
Fourth	0.78	—	0.58	—
Number of Stockholders of Record at January 31, 2025*				48,051
Dividends shown above reflect the quarter in which the dividend was declared.
*In determining the number of stockholders, we consider clearing agencies and security position listings as one stockholder for each agency listing.
In the fourth quarter of 2024, we incorporated the prior VROC equivalent payment into our ordinary dividend. The declaration of ordinary dividends and VROC are subject to the discretion and approval of our Board of Directors. The Board has adopted a dividend declaration policy providing that the declaration of any dividends will be determined quarterly. For more information on factors considered when determining the level of these distributions, see “Item 1A —Risk Factors – Our ability to execute our capital return program is subject to certain considerations.”
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2024	6,052,176	$107.40	6,052,176	$32,028
November 1-30, 2024	5,853,754	111.04	5,853,754	31,378
December 1-31, 2024	6,462,609	100.58	6,462,609	30,728
	18,368,539		18,368,539
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.
In late 2016, we initiated our current share repurchase program. In October 2024, our Board of Directors approved an increase from our previous authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate repurchases. As of December 31, 2024, we had repurchased $34.3 billion of shares since 2016. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. For more information, see “Item 1A—Risk Factors – Our ability to execute our capital return program is subject to certain considerations.”

ConocoPhillips 2024 10-K	32

Stock Performance Graph
The following graph shows the cumulative TSR for ConocoPhillips’ common stock in each of the five years from December 31, 2019 to December 31, 2024. The graph also compares the cumulative total returns for the same five-year period with the S&P 500 Index and our performance peer group consisting of APA Corporation, Chevron, Devon Energy, Diamondback Energy, EOG Resources, ExxonMobil, Hess, and Occidental Petroleum weighted according to the respective peer’s stock market capitalization at the beginning of each annual period. In 2024, we updated our performance peer group, adding Diamondback Energy, to better align with our business and market capitalization, and removing Pioneer. Due to ExxonMobil’s acquisition of Pioneer completed in 2024, Pioneer’s performance has been excluded from all five years of the previous peer group performance.
The comparison assumes $100 was invested on December 31, 2019, in ConocoPhillips stock, the S&P 500 Index and ConocoPhillips’ peer group and assumes that all dividends were reinvested. The cumulative total returns of the peer group companies' common stock do not include the cumulative total return of ConocoPhillips’ common stock. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

33	ConocoPhillips 2024 10-K

Management’s Discussion and Analysis	Table of Contents
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
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies based on both production and reserves with operations and activities in 14 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; global LNG developments; oil sands in Canada; and an inventory of global exploration prospects. Headquartered in Houston, Texas, at December 31, 2024, we employed approximately 11,800 people worldwide and had total assets of $123 billion.

Completed Acquisition of Marathon Oil Corporation
On November 22, 2024, we completed our acquisition of Marathon Oil, an independent oil and gas exploration and production company. The acquisition adds high-quality, low cost of supply, development opportunities to our existing Lower 48 portfolio and additional LNG capacity to our global LNG portfolio through Equatorial Guinea.

At closing, the acquisition was valued at approximately $16.5 billion, in which 0.255 shares of ConocoPhillips common stock was exchanged for each outstanding share of Marathon Oil common stock, resulting in the issuance of approximately 143 million shares of ConocoPhillips common stock. We also assumed $4.6 billion in aggregate principal amount of outstanding debt for Marathon Oil, which was recorded at fair value of $4.7 billion as of the closing date. We expect to capture approximately $1 billion in synergies on a run rate basis within the first full year following the close of the transaction. See Note 3 and Note 8.

Overview
At ConocoPhillips, we anticipate that commodity prices will continue to be cyclical and volatile, and our view is that a successful business strategy in the E&P industry must be resilient in lower price environments while also retaining upside during periods of higher prices. As such, we are unhedged, remain committed to our disciplined investment framework and continually monitor market fundamentals, including the impacts associated with geopolitical tensions and conflicts, global demand for our products, oil and gas inventory levels, governmental policies, inflation and supply chain disruptions.
The macro-environment of the global energy industry continues to evolve. We believe ConocoPhillips plays an essential role in responsibly meeting the global demand for energy, while continuing to deliver competitive returns on and of capital and working to meet our previously established emissions-reduction targets. We call this our Triple Mandate, and it represents our commitment to create long-term value for stockholders. Our value proposition to deliver competitive returns to stockholders through price cycles is guided by our foundational principles which consist of maintaining balance sheet strength, providing peer-leading distributions, making disciplined investments, and demonstrating responsible and reliable ESG performance.

ConocoPhillips 2024 10-K	34

Management’s Discussion and Analysis	Table of Contents
Total company production in 2024 was 1,987 MBOED, yielding cash provided by operating activities of $20.1 billion. We invested $12.1 billion into the business in the form of capital expenditures and investments, inclusive of $0.4 billion of spend related to fourth-quarter acquisitions, and provided returns of capital to shareholders of $9.1 billion through our ordinary dividend, VROC and share repurchases. In 2024, we returned $3.6 billion through the ordinary dividend and VROC, including in December when we increased our ordinary dividend by 34 percent to 78 cents per share, effectively incorporating the amount of the prior quarter VROC into the ordinary dividend. In addition, we returned $5.5 billion to shareholders through share repurchases. As of December 31, 2024, we have repurchased $34.3 billion of our authorized share repurchase program since 2016. In February 2025, we announced our 2025 planned return of capital to shareholders of $10 billion, at current commodity prices, through our return of capital framework. We also declared a first-quarter ordinary dividend of 78 cents per share.

In 2024, we continued to optimize our portfolio geared towards our return focused value proposition. In the third quarter, we added to our global LNG portfolio through agreements that provide additional access to European and Asian natural gas markets by entering into an 18-year agreement securing regasification capacity at Zeebrugge LNG terminal in Belgium which includes regasification services for approximately 0.75 MTPA of LNG beginning in 2027. Additionally, in the third quarter, we entered into a long-term LNG sales agreement for approximately 0.5 MTPA into Asia starting in 2027.

After exercising our preferential rights, we completed our acquisition of additional working interest in the Kuparuk River Unit and Prudhoe Bay Unit in our Alaska segment in the fourth quarter of 2024. In conjunction with the announcement of our acquisition of Marathon Oil, we communicated a disposition target of approximately $2 billion of assets across the portfolio. We recently entered into agreements to sell noncore assets within our Lower 48 segments that are expected to close in the first half of 2025 for approximately $600 million, subject to customary closing adjustments. See Note 3.

In the fourth quarter of 2024, we completed strategic debt transactions, which simplified our capital structure, extended the debt portfolio's weighted average maturity, lowered its weighted average coupon and reduced near-term maturities. See Note 3 and Note 8.
Operationally, we remain focused on safely executing the business. Production for 2024 was 1,987 MBOED, representing an increase of 161 MBOED or nine percent compared to 2023. After adjusting for closed acquisitions and dispositions, production increased by 69 MBOED or three percent. Our Lower 48 segment achieved record production of 1,152 MBOED in 2024. Our international projects reached several key operational milestones; including first production ahead of schedule at Eldfisk North in Norway, Nuna in Alaska and Bohai Bay in China; and we celebrated the one thousandth cargo lift at both APLNG and Bohai Bay in China.

Business Environment
The energy industry has historically been subject to volatility in commodity prices, which fluctuate with the global economy's supply and demand for energy. Our profitability, reserves base, reinvestment of cash flows and distributions to shareholders are influenced by these fluctuations. Our foundational principles guide our differential value proposition to deliver competitive returns on and of capital to stockholders through price cycles. Our foundational principles consist of maintaining balance sheet strength, providing peer-leading distributions, making disciplined investments and demonstrating responsible and reliable ESG performance, all of which support strong financial returns and mitigate uncertainty associated with volatile commodity prices.
Balance sheet strength. A strong balance sheet is a strategic asset that provides flexibility through price cycles. We strive to maintain our ‘A’-rating, as we did throughout 2024. In 2024, we initiated and completed strategic debt transactions to extend the weighted average maturity of our portfolio and reduce near-term debt maturities. We ended the year with cash and cash equivalents and restricted cash of $5.9 billion, short-term investments of $0.5 billion and long-term investments in debt securities of $1.1 billion, maintaining balance sheet strength.
Peer leading distributions. We believe in delivering value to our shareholders via our return of capital framework, which consists of a growing, sustainable ordinary dividend, share repurchases and the discretion to utilize VROC in an elevated price environment. This framework is how we plan to return greater than 30 percent of our net cash provided by operating activities to shareholders. In 2024, we returned $3.6 billion to shareholders through our ordinary dividend and VROC and $5.5 billion through share repurchases. Our combined dividends and share repurchases of $9.1 billion represented 45 percent of our net cash provided by operating activities. In February 2025, we announced our 2025 planned return of capital to shareholders of $10 billion, at current commodity prices, through our return of capital framework.

35	ConocoPhillips 2024 10-K

Management’s Discussion and Analysis	Table of Contents
Disciplined investments. Our goal is to optimize free cash flow by exercising capital discipline, controlling our costs, and safely and reliably delivering production. We expect to make capital investments sufficient to at least sustain production throughout the price cycles. Free cash flow is defined as cash from operations net of capital expenditures and investments and provides funds that are available to return to shareholders, strengthen the balance sheet or reinvest back into the business for future cash flow expansion.
•Exercise capital discipline. Our global portfolio is deep, diverse and durable. As we consider our capital investment opportunities, we apply a rigorous framework that we believe allows for competitive free cash flow to be available to return to shareholders. By allocating to our low cost of supply resource base, we are allocating to high return assets and driving resiliency to low prices. We also balance our investments between short and longer cycle projects. For example, in 2024, we invested in short-cycle projects in the Lower 48 segment, as well as longer-cycle projects such as Willow in Alaska and LNG projects in Qatar and Port Arthur. This capital allocation framework seeks to maximize free cash flow through price cycles. Cost of supply is the WTI equivalent price that generates a 10 percent after-tax return on a point-forward and fully burdened basis. Fully burdened basis includes capital infrastructure, foreign currency exchange rates, cost of carbon, price-related inflation and G&A.
•Control our costs. Controlling our costs, without compromising safety or environmental stewardship, is a high priority. Using various methodologies, we monitor costs monthly, on an absolute-dollar basis and a per-unit basis and report to management. Managing costs is critical to maintaining a competitive position in our cyclical industry and positively impacts our ability to deliver strong cash from operations.
•Optimize our portfolio. We continue to evaluate our assets to determine whether they compete for capital within our portfolio and optimize as necessary, directing capital towards the most competitive investments and disposing of assets that do not compete.
In 2024, we completed our acquisition of Marathon Oil and additional working interest in Alaska, as well as signed additional LNG regasification and sales agreements. In 2024, we also signed an agreement to divest certain noncore assets in our Lower 48 segment. See Note 3.
•Add to our proved reserve base. We primarily add to our proved reserve base in three ways:
•Acquire interests in existing or new fields.
•Apply new technologies and processes to improve recovery from existing fields.
•Successfully explore, develop and exploit new and existing fields.
Reserve replacement represents the net change in proved reserves, net of production, divided by our current year production. Our reserve replacement was 244 percent in 2024, reflecting a net increase from development drilling activity; extensions and discoveries; and purchases, including our acquisition of Marathon Oil; partially offset by lower prices. Our organic reserve replacement, which excludes a net increase of 886 MMBOE from sales and purchases, was 123 percent in 2024.
In the three years ended December 31, 2024, our reserve replacement was 183 percent. Our organic         reserve replacement during the three years ended December 31, 2024, which excludes a net increase of 1,064 MMBOE related to sales and purchases, was 131 percent.

See "Supplementary Data - Oil and Gas Operations" for more information.
Environmental, Social and Governance performance. We are committed to the efficient and effective exploration and production of oil and natural gas. We seek to deliver energy to the world through an integrated management system that assesses sustainability-related business risks and opportunities as part of our decision-making process and remain committed to our targets. Recognizing the importance of ESG performance to our stakeholders and company success, we have a governance structure that extends from the board of directors to executive leadership and business unit managers.

For more information on our commitment to responsible and reliable ESG performance, see "Contingencies—Company Response to Climate-Related Risks" section of Management's Discussion and Analysis of Financial Condition and Results of Operation.

ConocoPhillips 2024 10-K	36

Management’s Discussion and Analysis	Table of Contents
Commodity Prices
Our earnings and operating cash flows generally correlate with crude oil and natural gas commodity prices. Commodity price levels are subject to factors external to the company and over which we have no control, including but not limited to global economic health, supply or demand disruptions or fears thereof caused by civil unrest, global pandemics, military conflicts, actions taken by OPEC Plus and other major oil producing countries, environmental laws, tax regulations, governmental policies and weather-related disruptions. The following graph depicts the average benchmark prices for WTI crude oil, Brent crude oil and U.S. Henry Hub natural gas since 2022:
Brent crude oil prices decreased two percent from $82.62 per barrel in 2023 to $80.76 per barrel in 2024. Similarly, average WTI crude oil prices decreased two percent from $77.62 per barrel in 2023 to $75.72 per barrel in 2024. Prices were lower through 2024 due to slower global demand growth in 2024 relative to 2023 and higher supplies from non-OPEC Plus counties.
U.S. Henry Hub natural gas prices decreased 17 percent from an average of $2.74 per MMBTU in 2023 to $2.27 per MMBTU in 2024. Natural gas prices decreased due to excess North American natural gas storage levels following a mild 2023-2024 winter. Lower 48 segment realized gas prices decreased to $0.18 in the third quarter of 2024 driven by lower regional prices related to pipeline capacity constraints. In the fourth quarter of 2024 prices increased as constraints were relieved and realizations ended the year at an average of $0.87.
Our realized bitumen price increased 14 percent from an average of $42.15 per barrel in 2023 to $47.92 per barrel in 2024. The increase was driven by narrowing WCS differentials due to Trans Mountain Expansion project egress, tightening Russian sanctions impacting global heavy oil supply and improving heavy oil demand in Asia. We continue to optimize bitumen price realizations through optimizing diluent recovery unit operation, blending and transportation strategies.
Our worldwide annual average realized price decreased six percent from $58.39 per BOE in 2023 to $54.83 per BOE in 2024 primarily due to lower crude and natural gas prices.

37	ConocoPhillips 2024 10-K

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
Significant items during 2024 and recent announcements included the following:
•Completed the acquisition of Marathon Oil, adding high-quality, low cost of supply inventory adjacent to the company's leading U.S. unconventional position;
•Reported fourth-quarter 2024 earnings per share of $1.90;
•Delivered 2024 reserve replacement ratio of 244 percent and organic reserve replacement ratio of 123 percent;
•Announced planned 2025 return of capital target of $10 billion at current commodity prices and declared first-quarter 2025 ordinary dividend of $0.78 per share;
•Provided 2025 guidance including full-year capital of approximately $12.9 billion;
•Generated cash provided by operating activities of $20.1 billion;
•Distributed $9.1 billion to shareholders, including $5.5 billion through share repurchases and $3.6 billion through the ordinary dividend and VROC;
•Ended the year with cash, cash equivalents and restricted cash of $5.9 billion, short-term investments of $0.5 billion and long-term investments in debt securities of $1.1 billion;
•Advanced previously announced $2 billion disposition target by signing agreements to divest noncore Lower 48 assets of $0.6 billion, subject to customary closing adjustments and expected to close in the first half of 2025;
•Delivered full-year total company and Lower 48 production of 1,987 MBOED and 1,152 MBOED, respectively. Excluding one month of Marathon Oil production, the company and Lower 48 produced 1,955 MBOED and 1,124 MBOED, respectively;
•Reached first production at Nuna in Alaska and Bohai Phase 5 in China in the fourth quarter and at Eldfisk North in Norway in the second quarter;
•Progressed global LNG strategy with a long-term regasification agreement at Zeebrugge LNG terminal in Belgium and a long-term sales agreement in Asia;
•Exercised preferential rights and acquired additional working interests in Alaska's Kuparuk River and Prudhoe Bay Units in the fourth quarter;
•Completed debt transactions to simplify the company's capital structure post the acquisition of Marathon Oil, extending the weighted average maturity and improving the weighted average coupon of the portfolio; and
•Achieved the Oil and Gas Methane Partnership 2.0 Gold Standard designation in 2024.

Outlook
Production, DD&A and Capital
2025 production guidance is 2.34 to 2.38 MMBOED which includes 20 MBOED from planned turnarounds. First-quarter 2025 production is expected to be 2.34 to 2.38 MMBOED, which includes impacts of 20 MBOED from January weather and 5 MBOED from turnarounds.

Guidance for 2025 includes DD&A of $11.3 to $11.5 billion and capital expenditures of approximately $12.9 billion.
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

ConocoPhillips 2024 10-K	38

Results of Operations	Table of Contents
Results of Operations
This section of the Form 10-K discusses year-to-year comparisons between 2024 and 2023. For discussion of year-to-year comparisons between 2023 and 2022, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our 2023 10-K.
Consolidated Results
Summary Operating Statistics

	2024	2023	2022
Average Net Production
Crude oil (MBD)
Consolidated Operations	969	923	885
Equity affiliates	13	13	13
Total crude oil	982	936	898

Natural gas liquids (MBD)
Consolidated Operations	304	279	244
Equity affiliates	8	8	8
Total natural gas liquids	312	287	252

Bitumen (MBD)	122	81	66

Natural gas (MMCFD)
Consolidated Operations	2,200	1,916	1,939
Equity affiliates	1,233	1,219	1,191
Total natural gas	3,433	3,135	3,130

Total Production (MBOED)	1,987	1,826	1,738
Total Production (MMBOE)	727	666	634

	Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated Operations	$76.74	78.97	97.23
Equity affiliates	76.76	78.45	97.31
Total crude oil	76.74	78.96	97.23

Natural gas liquids (per bbl)
Consolidated Operations	22.43	22.12	35.67
Equity affiliates	51.53	47.09	61.22
Total natural gas liquids	23.19	22.82	36.50

Bitumen (per bbl)	47.92	42.15	55.56

Natural gas (per mcf)
Consolidated Operations	2.61	3.89	10.56
Equity affiliates	8.22	8.46	10.67
Total natural gas	4.69	5.69	10.60

39	ConocoPhillips 2024 10-K

Results of Operations	Table of Contents

	Millions of Dollars
Worldwide Exploration Expenses
General and administrative; geological and geophysical, lease rental, and other	$309	236	224
Leasehold impairment	6	53	89
Dry holes	40	109	251
Total Exploration Expenses	$355	398	564

Total Company Production

We explore for, produce, transport and market crude oil, bitumen, natural gas, NGLs and LNG on a worldwide basis. At December 31, 2024, our operations were producing in the U.S., Norway, Canada, Australia, China, Malaysia, Qatar, Libya and Equatorial Guinea.
Total production of 1,987 MBOED increased 161 MBOED or nine percent in 2024 compared with 2023. Production increases include:
•New wells online in the Lower 48, Alaska, Australia, Canada, China, Libya and Norway.
•Our acquisition of the remaining working interest in Surmont in the fourth quarter of 2023.
•Our acquisition of Marathon Oil in the fourth quarter of 2024.
The increase in production during 2024 was partly offset by normal field decline.
After adjusting for closed acquisitions and dispositions, production increased by 69 MBOED or three percent.

ConocoPhillips 2024 10-K	40

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.
Below is select financial data provided on a consolidated basis. The full Income Statement can be found in Item 8. Financial Statements and Supplementary Data.

	Millions of Dollars
Years Ended December 31	2024	2023	2022

Sales and other operating revenues	$54,745	56,141	78,494
Gain (loss) on dispositions	51	228	1,077
Purchased commodities	20,012	21,975	33,971
Production and operating expenses	8,751	7,693	7,006
Selling, general and administrative expenses	1,158	705	623
Depreciation, depletion and amortization	9,599	8,270	7,504
Foreign currency transaction (gain) loss	(50)	92	(100)
Other expenses	181	2	(47)
Income tax provision (benefit)	4,427	5,331	9,548

Sales and other operating revenues decreased $1,396 million in 2024, primarily due to lower realized natural gas and crude prices of $1,031 million and $791 million, respectively, and the timing of sales as compared to 2023. These decreases were partially offset by higher volumes of $2,659 million, inclusive of sales volumes from our acquisitions of Surmont and Marathon Oil, and higher realized bitumen prices of $258 million. See Note 3.
Gain (loss) on dispositions decreased $177 million in 2024, primarily due to the absence of gains associated with the divestitures of an equity investment and noncore assets in Lower 48 segment.
Purchased commodities decreased $1,963 million in 2024, primarily driven by lower natural gas and crude prices, partially offset by higher crude volumes.
Production and operating expenses increased $1,058 million in 2024, due to higher lease operating expenses and transportation costs in our Lower 48 and Alaska segments, higher volumes primarily in our Canada and Lower 48 segments, as well as higher expenses associated with the Surmont turnaround in our Canada segment. See Note 3.

Selling, general and administrative expenses increased $453 million in 2024, primarily due to transaction expenses of $545 million associated with our acquisition of Marathon Oil, partially offset by lower compensation and benefits costs, including mark-to-market impacts of certain key employee compensation programs. See Note 15.

DD&A increased $1,329 million in 2024 primarily due to higher volumes in our Lower 48 and Canada segments, higher rates in our Alaska and Lower 48 segments and the impact of our acquisition of Marathon Oil. See Note 3.

Foreign currency transaction (gain) loss for the year was improved by $142 million, primarily due to the absence of losses of $112 million associated with forward contracts in support of our Surmont acquisition. See Note 3.

Other expenses increased $179 million primarily related to a loss of $173 million associated with the extinguishment of debt in the fourth quarter of 2024. See Note 8.

See Note 16—Income Taxes for information regarding our income tax provision and effective tax rate.

41	ConocoPhillips 2024 10-K

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of Segment Results is after-tax.
A summary of the company’s net income (loss) by business segment follows:

	Millions of Dollars
Years Ended December 31	2024	2023	2022

Alaska	$1,326	1,778	2,352
Lower 48	5,175	6,461	11,015
Canada	712	402	714
Europe, Middle East and North Africa	1,189	1,189	2,244
Asia Pacific	1,724	1,961	2,736
Other International	(1)	(13)	(51)
Corporate and Other	(880)	(821)	(330)
Net income (loss)	$9,245	10,957	18,680

For further discussion of segment results, see the following pages.

ConocoPhillips 2024 10-K	42

Results of Operations	Table of Contents
Alaska

	2024	2023	2022
Select financial data by segment before-tax ($MM)
Sales and other operating revenues ($MM)	$6,553	7,098	7,905
Production and operating expenses ($MM)	1,951	1,829	1,703
Depreciation, depletion and amortization ($MM)	1,299	1,061	939
Taxes other than income taxes ($MM)	470	497	1,323

Net Income (Loss) ($MM)	$1,326	1,778	2,352

Average Net Production
Crude oil (MBD)	173	173	177
Natural gas liquids (MBD)	15	16	17
Natural gas (MMCFD)	39	38	34
Total Production (MBOED)	194	195	200
Total Production (MMBOE)	71	71	73

Average Sales Prices
Crude oil ($ per bbl)	$81.73	83.05	101.72
Natural gas ($ per mcf)	3.90	4.47	3.64
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. In 2024, Alaska contributed 14 percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Alaska reported earnings of $1,326 million in 2024, compared with earnings of $1,778 million in 2023.

Decreases to earnings included lower revenues resulting from lower commodity prices of $73 million and the timing of sales as compared with 2023. Additional decreases to earnings included higher DD&A expenses of $175 million, driven by higher rates as a result of 2023 year-end downward reserve revisions as well as higher production and operating expenses of $90 million, driven by higher well work activity of $56 million and transportation related costs of $26 million.
Production
Average production decreased one MBOED in 2024 compared with 2023, primarily due to normal field decline.
The production decrease was partly offset by new wells online at our Western North Slope and Greater Kuparuk Area assets.
Acquisition of Additional Working Interest in Kuparuk River Unit and Prudhoe Bay Unit
After exercising our preferential rights, we completed an acquisition of additional working interest in both the Kuparuk River Unit and the Prudhoe Bay Unit in the fourth quarter of 2024. Production from the additional working interest averaged approximately five MBOED each month for November and December 2024. See Note 3.

43	ConocoPhillips 2024 10-K

Results of Operations	Table of Contents
Lower 48

	2024	2023	2022
Select financial data by segment before-tax ($MM)
Sales and other operating revenues ($MM)	$37,026	38,237	52,903
Production and operating expenses ($MM)	4,751	4,199	3,627
Depreciation, depletion and amortization ($MM)	6,442	5,722	4,865
Taxes other than income taxes ($MM)	1,378	1,352	1,693

Net Income (Loss) ($MM)	$5,175	6,461	11,015

Average Net Production
Crude oil (MBD)	602	569	534
Natural gas liquids (MBD)	279	256	221
Natural gas (MMCFD)	1,625	1,457	1,402
Total Production (MBOED)	1,152	1,067	989
Total Production (MMBOE)	422	389	361

Average Sales Prices
Crude oil ($ per bbl)	$74.17	76.19	94.46
Natural gas liquids ($ per bbl)	22.02	21.73	35.36
Natural gas ($ per mcf)	0.87	2.12	5.92
The Lower 48 segment consists of operations located in the contiguous U.S. and the Gulf of Mexico and commercial operations. During 2024, the Lower 48 contributed 63 percent of our consolidated liquids production and 74 percent of our consolidated natural gas production.
Net Income (Loss)
Lower 48 reported earnings of $5,175 million in 2024, compared with earnings of $6,461 million in 2023.

Decreases to earnings included lower revenues resulting from lower overall commodity prices of $904 million and the timing of sales as compared with 2023, partly offset by higher volumes of $1,003 million, which includes volumes added from our acquisition of Marathon Oil. Additional decreases to earnings included higher DD&A of $562 million, driven by higher production of $250 million, higher rates of $181 million and impacts from our acquisition of Marathon Oil of $139 million; higher production and operating expenses of $431 million, driven by higher transportation related costs of $132 million, expenses associated with our acquisition of Marathon Oil of $110 million and higher lease operating expenses of $100 million; as well as the absence of gains associated with the divestiture of an equity investment of $100 million. See Note 3.
Production
Total average production increased 85 MBOED in 2024 compared with 2023, primarily due to new wells online from our development programs in Delaware Basin, Eagle Ford, Midland Basin and Bakken and the impact from assets acquired from Marathon Oil. See Note 3.
The production increase was partly offset by normal field decline and higher unplanned downtime across all basins.
Acquisition of Marathon Oil
On November 22, 2024, we completed our acquisition of Marathon Oil. The transaction added additional assets to our Lower 48 segment across several basins. Production from Lower 48 assets acquired from Marathon Oil averaged approximately 334 MBOED in the month of December 2024. See Note 3.
Planned Dispositions
We recently entered into agreements to sell noncore assets within our Lower 48 segment that are expected to close in the first half of 2025 for approximately $600 million, subject to customary closing adjustments. See Note 3.

ConocoPhillips 2024 10-K	44

Results of Operations	Table of Contents
Canada

	2024	2023	2022
Select financial data by segment before-tax ($MM)
Sales and other operating revenues ($MM)	$3,514	3,006	3,714
Production and operating expenses ($MM)	902	619	591
Depreciation, depletion and amortization ($MM)	639	420	402
Taxes other than income taxes ($MM)	31	26	21

Net Income (Loss) ($MM)	$712	402	714

Average Net Production
Crude oil (MBD)	17	9	6
Natural gas liquids (MBD)	6	3	3
Bitumen (MBD)	122	81	66
Natural gas (MMCFD)	115	65	61
Total Production (MBOED)	164	104	85
Total Production (MMBOE)	60	38	31

Average Sales Prices
Crude oil ($ per bbl)	$64.47	66.19	79.94
Natural gas liquids ($ per bbl)	29.59	26.13	37.70
Bitumen ($ per bbl)	47.92	42.15	55.56
Natural gas ($ per mcf)*	0.54	1.80	3.62
*Average sales prices include unutilized transportation costs.
The Canada segment operations include the Surmont oil sands development in Alberta, the Montney unconventional play in British Columbia and commercial operations. In 2024, Canada contributed ten percent of our consolidated liquids production and five percent of our consolidated natural gas production.
Net Income (Loss)
Canada reported earnings of $712 million in 2024 compared with earnings of $402 million in 2023.

Earnings included higher revenues resulting from higher volumes of $676 million; driven by our increased working interest in Surmont of $584 million and new wells online in the Montney of $180 million, partially offset by planned turnaround activity at Surmont impacting revenues by $157 million. Additionally, revenues increased from higher overall commodity prices of $153 million, driven primarily by higher bitumen prices. See Note 3.

Decreases to earnings included higher production and operating expenses of $215 million; driven by an impact of $175 million related to higher overall production, including our increased working interest in Surmont; as well as expenses of $55 million related to turnaround activity at Surmont. Additional decreases to earnings included higher DD&A expenses of $166 million resulting from higher volumes and the absence of a $92 million tax benefit recognized upon the closing of a Canada Revenue Agency audit in 2023.
Production
Total average production increased 60 MBOED in 2024 compared with 2023. Increases to production resulted from our increased working interest in Surmont as well as new wells online in the Montney and Surmont. See Note 3.
These production increases were partly offset by higher downtime resulting from a planned turnaround activity at a Surmont central processing facility and normal field decline.

45	ConocoPhillips 2024 10-K

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	2024	2023	2022
Select financial data by segment before-tax ($MM)
Sales and other operating revenues ($MM)	$5,788	5,854	11,270
Production and operating expenses ($MM)	671	593	590
Depreciation, depletion and amortization ($MM)	761	587	736
Taxes other than income taxes ($MM)	41	39	39

Net Income (Loss) ($MM)	$1,189	1,189	2,244

Consolidated Operations
Average Net Production
Crude oil (MBD)	118	112	107
Natural gas liquids (MBD)	4	4	3
Natural gas (MMCFD)	371	308	328
Total Production (MBOED)	184	168	165
Total Production (MMBOE)	67	61	60

Average Sales Prices
Crude oil ($ per bbl)	$80.92	83.96	99.20
Natural gas liquids ($ per bbl)	40.29	41.13	54.52
Natural gas ($ per mcf)	10.70	12.68	33.39
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea, the Norwegian Sea, Qatar, Libya, Equatorial Guinea and commercial and terminalling operations in the U.K. In 2024, our Europe, Middle East and North Africa operations contributed nine percent of our consolidated liquids production and 17 percent of our consolidated natural gas production.
Net Income (Loss)
The Europe, Middle East and North Africa segment reported earnings of $1,189 million in 2024 compared with earnings of $1,189 million in 2023.

Earnings in 2024 included lower revenues resulting from lower overall commodity prices of $118 million and the timing of sales as compared with 2023, partly offset by higher volumes of $144 million, which includes $49 million from volumes added from our acquisition of Marathon Oil. Additional decreases to earnings included higher DD&A of $51 million.

Consolidated Production
Average consolidated production increased 16 MBOED in 2024, compared with 2023. The consolidated production increase was primarily due to new wells online and improved performance in Norway, as well as the impact from assets acquired from Marathon Oil. See Note 3.
The production increase was partly offset by normal field decline.
Acquisition of Marathon Oil
On November 22, 2024, we completed our acquisition of Marathon Oil. The transaction added Equatorial Guinea to our global portfolio which resides in our Europe, Middle East and North Africa segment. Production from Equatorial Guinea averaged approximately 40 MBOED in the month of December 2024. See Note 3.
Exploration Activity
In 2024, we charged approximately $40 million before-tax as dry hole expenses primarily for two partner operated exploration wells in the Alvheim area in the Norwegian sector of the North Sea and the Busta suspended discovery well on license PL782S. See Note 6.

ConocoPhillips 2024 10-K	46

Results of Operations	Table of Contents
Asia Pacific

	2024	2023	2022
Select financial data by segment before-tax ($MM)
Sales and other operating revenues ($MM)	$1,847	1,913	2,606
Production and operating expenses ($MM)	384	391	365
Depreciation, depletion and amortization ($MM)	425	455	518
Taxes other than income taxes ($MM)	109	117	243

Net Income (Loss) ($MM)	$1,724	1,961	2,736

Consolidated Operations
Average Net Production
Crude oil (MBD)	59	60	61
Natural gas (MMCFD)	50	48	114
Total Production (MBOED)	67	68	80
Total Production (MMBOE)	25	25	29

Average Sales Prices
Crude oil ($ per bbl)	$82.42	84.79	105.52
Natural gas ($ per mcf)	3.74	3.95	5.84
The Asia Pacific segment consists of operations in China, Malaysia, and Australia, and commercial operations in China, Singapore and Japan. During 2024, Asia Pacific contributed four percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Asia Pacific reported earnings of $1,724 million in 2024, compared with $1,961 million in 2023.

Decreases to earnings included lower revenues resulting from lower commodity prices of $49 million and lower volumes of $20 million. Additional decreases to earnings included the absence of a tax benefit recognized in 2023 from the reversal of a tax reserve. See Note 16. Earnings also decreased due to lower equity in earnings of affiliates of $57 million.

Increases to earnings included lower DD&A expenses of $27 million resulting from lower volumes.
Consolidated Production
Average consolidated production decreased one MBOED in 2024, compared with 2023. The decrease was primarily due to normal field decline.
These production decreases were partly offset by development activity at Bohai Bay in China.

47	ConocoPhillips 2024 10-K

Results of Operations	Table of Contents
Other International

	2024	2023	2022
Net Income (Loss) ($MM)	$(1)	(13)	(51)
The Other International segment consists of activities associated with prior operations in other countries.
Earnings from our Other International operations improved $12 million in 2024, compared with 2023.
Corporate and Other

	Millions of Dollars
	2024	2023	2022
Net Income (Loss)
Net interest expense	$(379)	(360)	(600)
Corporate G&A expenses	(716)	(357)	(244)
Technology	(137)	(34)	32
Other income (expense)	352	(70)	482
	$(880)	(821)	(330)
Net interest consists of interest and financing expense, net of interest income and capitalized interest.
Corporate G&A expenses include compensation programs and staff costs. These expenses increased by $359 million in 2024 compared with 2023, primarily due to transaction expenses of $432 million associated with our acquisition of Marathon Oil, partially offset by lower compensation and benefits costs, including mark-to-market impacts of certain key employee compensation programs. See Note 15.
Technology includes our investments in low-carbon technology opportunities as well as other new technologies or businesses and licensing revenues. Other new technologies or businesses and LNG licensing activities are focused on both conventional and tight oil reservoirs, shale gas, oil sands, enhanced oil recovery as well as LNG. Earnings in Technology decreased due to increased costs in low-carbon and other new technologies and lower licensing revenues.
Other income (expense) or "Other" includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains or losses on early retirement of debt, holding gains or losses on equity securities and pension settlement expense. Earnings in “Other” increased by $422 million in 2024 compared with 2023. This was primarily due to a tax benefit of $455 million as a result of the acquisition of Marathon Oil and the subsequent utilization of foreign tax credits, and the absence of $89 million loss associated with forward foreign exchange contracts to buy CAD, in support of our acquisition of additional working interest in Surmont in 2023. Decreases to earnings in "Other" were driven by a loss of $147 million associated with the extinguishment of debt in the fourth quarter of 2024. See Note 3, Note 8 and Note 16.

ConocoPhillips 2024 10-K	48

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars Except as Indicated
	2024	2023	2022

Net cash provided by operating activities	$20,124	19,965	28,314
Cash and cash equivalents	5,607	5,635	6,458
Short-term investments	507	971	2,785
Short-term debt	1,035	1,074	417
Total debt	24,324	18,937	16,643
Total equity	64,796	49,279	48,003
Percent of total debt to capital*	27%	28	26
Percent of floating-rate debt to total debt	1%	2	2
Balance Sheet related line items are shown as of December 31st.
*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs and our ability to sell securities using our shelf registration statement. In 2024, the primary uses of our available cash were $12.1 billion to support our ongoing capital expenditures and investments program, which included $0.4 billion of spend related to fourth-quarter acquisitions; $5.5 billion to repurchase common stock; and $3.6 billion to pay the ordinary dividend and VROC. In addition to cash from operating activities, the other primary sources of capital were $5.6 billion in proceeds from long-term debt issuances, of which $4.1 billion was used to repurchase certain existing Marathon Oil debt assumed in the acquisition and ConocoPhillips debt; and $0.4 billion net sales of short-term investments. In 2024, cash and cash equivalents remained flat with 2023 at $5.6 billion. See Note 8.
At December 31, 2024, we had cash and cash equivalents of $5.6 billion, short-term investments of $0.5 billion, and available borrowing capacity under our credit facility of $5.5 billion, totaling approximately $11.6 billion of liquidity. We believe current cash balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, capital return program and required debt payments.

Significant Changes in Capital
Operating Activities
Cash provided by operating activities in 2024 totaled $20.1 billion, compared with $20.0 billion for 2023, and $28.3 billion for 2022. In 2024, cash provided by operating activities improved from 2023 due to increased production primarily from Canada and the Lower 48, including the Surmont 50 percent working interest acquired in the fourth quarter of 2023 and our acquisition of Marathon Oil in late 2024. The increase in production was partly offset by lower commodity prices and lower distributions from equity affiliates. See Note 3.

The decrease in cash provided by operating activities from 2023 compared to 2022 is primarily due to lower realized commodity prices across all products, partly offset by higher sales volumes, net of associated production and operating costs.
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

49	ConocoPhillips 2024 10-K

Capital Resources and Liquidity	Table of Contents
The level of absolute production volumes, as well as product and location mix, is another significant factor impacting our cash flows. Full-year production averaged 1,987 MBOED in 2024, an increase of 161 MBOED or nine percent compared to 2023. First-quarter 2025 production is expected to be 2.34 MMBOED to 2.38 MMBOED. Future production is subject to numerous uncertainties, including, among others, the volatile crude oil and natural gas price environment, which may impact investment decisions; the effects of price changes on production sharing and variable-royalty contracts; acquisition and disposition of fields; field production decline rates; new technologies; operating efficiencies; timing of startups and major turnarounds; political instability; weather-related disruptions; and the addition of proved reserves through exploratory success and their timely and cost-effective development. While we actively monitor and manage these factors, changes in production levels can cause variability in cash flows, although we generally experience less variability in our cash flows due to changes in production levels than due to changes in commodity prices.
Investing Activities
In 2024, we invested $12.1 billion in capital expenditures and investments; $0.8 billion of which was primarily payments towards our equity investments in LNG projects, including Port Arthur Liquefaction Holdings, LLC (PALNG), QatarEnergy LNG NFE(4) (NFE4) and QatarEnergy LNG NFS(3) (NFS3); and $0.4 billion of spend related to fourth-quarter acquisitions. See Note 3. The remaining $10.9 billion funded our operating capital program. Capital expenditures invested in 2023 and 2022 were $11.2 billion and $10.2 billion, respectively. See the “Capital Expenditures and Investments” section.

In conjunction with the announcement of our acquisition of Marathon Oil, we communicated a disposition target of approximately $2 billion of assets across the portfolio. We recently entered into agreements to sell noncore assets within our Lower 48 segments that are expected to close in the first half of 2025 for approximately $600 million, subject to customary closing adjustments. See Note 3.

After exercising our preferential rights, we completed an acquisition that increased our working interest by approximately five percent in the Kuparuk River Unit and approximately 0.4 percent in the Prudhoe Bay Unit in Alaska from Chevron U.S.A. Inc. and Union Oil Company of California in the fourth quarter of 2024 for $296 million before customary adjustments. See Note 3.

In October 2023, we acquired the remaining 50 percent working interest in Surmont from TotalEnergies EP Canada Ltd. for approximately $2.7 billion of cash after customary adjustments. We funded this transaction by issuing new long-term debt. See Note 3 and Note 8.

Proceeds from asset sales were $0.3 billion in 2024, $0.6 billion in 2023 and $3.5 billion in 2022. In 2022, we received proceeds of $1.4 billion for the sale of our remaining 91 million common shares of Cenovus Energy (CVE), proceeds of approximately $1.5 billion, primarily from asset divestitures in our Asia Pacific and Lower 48 segments, and $0.5 billion in contingent payments associated with prior divestitures. See Note 3 and Note 5.
We invest in short-term investments as part of our cash investment strategy, the primary objective of which is to protect principal, maintain liquidity and provide yield and total returns; these investments include time deposits, commercial paper, as well as debt securities classified as available for sale. Funds for short-term investments needs to support our operating plan and provide resiliency to react to short-term price volatility are invested in highly liquid instruments with maturities within the year. Funds we consider available to maintain resiliency in longer term price downturns and to capture opportunities outside a given operating plan may be invested in instruments with maturities greater than one year. See Note 11 and Note 19.
Investing activities in 2024 included net sales of $415 million of investments. We had net sales of $961 million of short-term investments and net purchases of $546 million of long-term investments. See Note 18.

ConocoPhillips 2024 10-K	50

Capital Resources and Liquidity	Table of Contents
Financing Activities
In November 2024, we acquired Marathon Oil. At closing, the acquisition was valued at $16.5 billion and was allocated to assets acquired and liabilities assumed. ConocoPhillips common stock was issued and exchanged for outstanding Marathon Oil shares. With the acquisition, we also assumed Marathon Oil's debt of approximately $4.6 billion. See Note 3 and Note 8.

Our debt balance at December 31, 2024 was $24.3 billion compared with $18.9 billion at December 31, 2023. The current portion of debt, including payments for finance leases, is $1.0 billion. In 2024, the company retired $726 million principal amount of Notes at maturity consisting of $265 million of our 3.35% Notes and $461 million of our 2.125% Notes. In addition, we completed concurrent debt transactions consisting of new long-term debt issuances of $5.2 billion; a $4.1 billion repurchase of certain existing Marathon Oil and ConocoPhillips debt (with priority for Marathon Oil debt assumed); a non-cash obligor exchange offer to retire $0.9 billion of Marathon Oil debt in exchange for new ConocoPhillips debt; and remarketing of $0.4 billion in available municipal bonds. The debt transactions simplified our capital structure, extended the debt portfolio's weighted average maturity, lowered its weighted average coupon and reduced near-term maturities. See Note 8.

In 2023, we issued $2.7 billion principal amount of new debt to fund our acquisition of the remaining 50 percent working interest in Surmont and completed refinancing transactions consisting of $1.1 billion in tender offers to repurchase existing debt with cash and a $1.1 billion new debt issuance to fund the repurchases, extending the weighted average maturity of our portfolio from 15 to 17 years and reducing near-term debt maturities. See Note 8.
In 2022, we repurchased notes, retired floating rate debt and executed a debt refinancing comprised of concurrent transactions including new debt issuances, a cash tender offer and debt exchange offers. In aggregate, these transactions along with naturally maturing debt, reduced the company's total debt by $3.3 billion.

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

The revolving credit facility supports ConocoPhillips Company’s ability to issue up to $5.5 billion of commercial paper, which is primarily a funding source for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at December 31, 2024.
In November 2024, Fitch affirmed our long-term credit rating. The current credit ratings on our long-term debt are:

•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: "A2" with a "stable" outlook

See Note 8 for additional information on debt and the revolving credit facility.
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

51	ConocoPhillips 2024 10-K

Capital Resources and Liquidity	Table of Contents
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At December 31, 2024 and December 31, 2023, we had direct bank letters of credit of $278 million and $340 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.

Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Expenditures and Investments” section.

Our debt balance at December 31, 2024, was $24.3 billion, an increase of $5.4 billion from the balance at December 31, 2023 of $18.9 billion. In 2024, the company assumed $4.6 billion principal of debt with our acquisition of Marathon Oil and retired $726 million principal amount of Notes at maturity. In addition, we completed concurrent debt transactions consisting of new long-term debt issuances of $5.2 billion; a $4.1 billion repurchase of certain existing Marathon Oil and ConocoPhillips debt; a non-cash obligor exchange offer to retire $0.9 billion of Marathon Oil debt in exchange for new ConocoPhillips debt; and the remarketing of $0.4 billion in available municipal bonds. The debt transactions simplified our capital structure, extended the debt portfolio's weighted average maturity, lowered its weighted average coupon and reduced near-term maturities. See Note 8.

In February 2025, we announced our 2025 planned return of capital to shareholders of $10 billion, at current commodity prices, through our return of capital framework. We plan to deliver a compelling, growing ordinary dividend and through-cycle share repurchases. We anticipate returning greater than 30 percent of cash from operating activities during periods where commodity prices are meaningfully higher than our planning price range. Our 2024 total capital returned was $9.1 billion.

In 2023, we issued $2.7 billion principal amount of new debt to fund our acquisition of the remaining 50 percent working interest in Surmont and completed refinancing transactions consisting of $1.1 billion in tender offers to repurchase existing debt with cash and a $1.1 billion new debt issuance to fund the repurchases. In 2022, we executed concurrent debt refinancing transactions, repurchased existing notes, and retired floating rate notes upon natural maturity, that in aggregate reduced our total debt by $3.3 billion, while also lowering our annual cash interest expense and extending the weighted average maturity of our debt portfolio. See Note 8 for information regarding debt and Note 18 for information regarding non-cash consideration of the Surmont transaction.

Consistent with our commitment to deliver value to shareholders, for the full year of 2024, we paid ordinary dividends of $2.52 per common share and VROC payments of $0.60 per common share. In the fourth quarter of 2024, we incorporated the equivalent amount of prior quarter VROC into the ordinary dividend. In 2023 we paid ordinary dividends of $2.11 and VROC payments of $2.50 per common share and in 2022 we paid an ordinary dividend of $1.89 and VROC payments of $2.60. In February 2025, we declared a first-quarter ordinary dividend of $0.78 per common share payable March 3, 2025, to shareholders of record on February 17, 2025.
VROC remains a discretionary option in elevated price environments. The ordinary dividend and VROC are subject to numerous considerations and are determined and approved each quarter by the Board of Directors. Beginning in the first quarter of 2024, we announced and paid quarterly dividends and VROC payments concurrently. VROC payments had been paid in the subsequent quarter of announcement in 2023 and 2022.
In late 2016, we initiated our current share repurchase program. In October 2024, our Board of Directors approved an increase from our prior authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate repurchases. Share repurchases were $5.5 billion, $5.4 billion, and $9.3 billion in 2024, 2023, and 2022, respectively. As of December 31, 2024, share repurchases since the inception of our current program totaled 432.6 million shares and $34.3 billion since 2016. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors.
For more information on factors considered when determining the levels of returns of capital see “Item 1A—Risk Factors – Our ability to execute our capital return program is subject to certain considerations.”

ConocoPhillips 2024 10-K	52

Capital Resources and Liquidity	Table of Contents
As of December 31, 2024, in addition to the priorities described above, we have contractual obligations to purchase goods and services of approximately $31.6 billion. We expect to fulfill $7.5 billion of these obligations in 2025. These figures exclude purchase commitments for jointly owned fields and facilities where we are not the operator. Purchase obligations of $13.0 billion are related to agreements to access and utilize the capacity of third-party equipment and facilities, including pipelines and LNG product terminals, to transport, process, treat and store commodities. Purchase obligations of $16.8 billion are related to market-based contracts for commodity product purchases with third parties. The remainder is primarily our net share of purchase commitments for materials and services for jointly owned fields and facilities where we are the operator.

Capital Expenditures and Investments

	Millions of Dollars
	2024	2023	2022
Alaska	$3,194	1,705	1,091
Lower 48	6,510	6,487	5,630
Canada	551	456	530
Europe, Middle East and North Africa	1,021	1,111	998
Asia Pacific	370	354	1,880
Other International	—	—	—
Corporate and Other	472	1,135	30
Capital Program*	$12,118	11,248	10,159
* Excludes capital related to acquisitions of businesses, net of cash acquired.
Our capital expenditures and investments for the three-year period ended December 31, 2024, totaled $33.5 billion. The 2024 capital expenditures and investments supported key operating activities and acquisitions, primarily:
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
•Investments in PALNG, NFE4 and NFS3.

2025 Capital Budget
In February 2025, we announced our 2025 operating plan capital is expected to be $12.9 billion. The plan includes funding for ongoing development drilling programs, major projects, exploration and appraisal activities and base maintenance.

53	ConocoPhillips 2024 10-K

Capital Resources and Liquidity	Table of Contents
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented separately below:
Summarized Income Statement Data

Millions of Dollars
2024
Revenues and Other Income	$35,033
Income (loss) before income taxes*	8,252
Net Income (Loss)	9,245
*Includes approximately $8.6 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

Millions of Dollars
December 31, 2024
Current assets	$6,077
Amounts due from Non-Obligated Subsidiaries, current	319
Noncurrent assets	120,845
Amounts due from Non-Obligated Subsidiaries, noncurrent	11,719
Current liabilities	4,504
Amounts due to Non-Obligated Subsidiaries, current	935
Noncurrent liabilities	64,088
Amounts due to Non-Obligated Subsidiaries, noncurrent	41,826

ConocoPhillips 2024 10-K	54

Capital Resources and Liquidity	Table of Contents
Contingencies
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. See “Critical Accounting Estimates” and Note 10 for information on contingencies.
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
Our legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. Our process facilitates the early evaluation and quantification of potential exposures in individual cases. This process also enables us to track those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, our legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. See Note 16.
Environmental
We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. The most significant of these environmental laws and regulations include, among others, the:
•U.S. Federal Clean Air Act, which governs air emissions;
•U.S. Federal Clean Water Act, which governs discharges to water bodies;
•EU Regulation for Registration, Evaluation, Authorization and Restriction of Chemicals (REACH);
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
•U.S. Department of the Interior regulations, which relate to offshore oil and gas operations in U.S. waters and impose liability for the cost of pollution cleanup resulting from operations, as well as potential liability for pollution damages; and
•EU Trading Directive resulting in EU Emissions Trading Scheme (EU ETS).
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

55	ConocoPhillips 2024 10-K

Capital Resources and Liquidity	Table of Contents
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
We also are subject to certain laws and regulations relating to environmental remediation obligations associated with current and past operations. Such laws and regulations include CERCLA and RCRA and their equivalents in their respective jurisdictions. Longer-term expenditures are subject to considerable uncertainty and may fluctuate significantly.
We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of December 31, 2024, there were 15 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws.
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
Expensed environmental costs were $914 million in 2024 and are expected to be approximately $1.1 billion in 2025 and 2026. Capitalized environmental costs were $535 million in 2024 and are expected to be about $720 million and $656 million in 2025 and 2026, respectively.
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

ConocoPhillips 2024 10-K	56

Capital Resources and Liquidity	Table of Contents
Remediation activities vary substantially in duration and cost from site to site, depending on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, and the presence or absence of potentially liable third parties. Therefore, it is difficult to develop reasonable estimates of future site remediation costs.
At December 31, 2024, our balance sheet included total accrued environmental costs of $206 million, compared with $184 million at December 31, 2023, for remediation activities in the U.S. and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
See Item 1A. Risk Factors—We expect to continue to incur substantial capital expenditures and operating costs as a result of our compliance with existing and future environmental laws and regulations and Note 10 for information on environmental litigation.
Climate Change
Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated state, national and international laws focusing on GHG emissions reduction. These laws apply or could apply in countries where we have interests or may have interests in the future. Laws in this field continue to evolve and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our operational results and financial condition. Examples of legislation and precursors for possible regulation that do or could affect our operations include:

Emissions trading schemes.
•EU ETS is the program through which many of the EU member states aim to reduce emissions. Our cost of compliance with the EU ETS in 2024 was approximately $20 million (net share before-tax).
•The U.K. Emissions Trading Scheme (U.K. ETS) is the program with which the U.K. has replaced the EU ETS. Our cost of compliance with the U.K. ETS in 2024 was approximately $0.8 million (net share before-tax).

GHG regulations for emissions reductions.
•The Alberta Technology Innovation and Emissions Reduction (TIER) regulation requires any existing facility with emissions equal to or greater than 100,000 metric tonnes of carbon dioxide, or equivalent, per year to meet a facility benchmark intensity. The total cost of compliance related to this regulation in 2024 was approximately $4.5 million (net share before-tax) after savings from using our existing bank of offsets and performance credits ($7.7 million before savings).
•As of April 2024, the British Columbia Output Based Pricing System (BC OBPS) regulation requires facilities or linear operations (such as oil and gas gathering systems) with emissions equal to or greater than 10,000 metric tonnes of carbon dioxide or equivalent per year to remit payments on the difference between actual emissions and allowable emissions based on product and activity benchmarks. The benchmarks and guidance for these emissions have yet to be finalized, and compliance payments are not due until later in 2025. Based on interim benchmarks, our BC OBPS obligation is expected to total $1.5 million (net share before-tax) for Montney in 2024.
•In 2024, the EU passed regulation on the reduction of methane emissions in the energy sector that will apply a methane limit on oil and gas imports to the EU, as well as mandate the monitoring, reporting, verification and reduction of methane emissions.
•Our APLNG assets in Australia are subject to the Safeguard Mechanism, enacted through the National Greenhouse and Energy Reporting Act 2007. In the previous Australian financial year of July 1, 2023, to June 30, 2024, our operated downstream APLNG facility was in excess of its baseline emissions, while the upstream partner-operated facilities were below their baseline emissions. As we expect there to be a surplus of eligible carbon units across the joint venture, there is no expense expected to be incurred by ConocoPhillips for the 2024 Australian financial year.
•In 2024 the U.S. EPA published final rulemaking for New Source Performance Standards (OOOOb) and Emissions Guidelines (OOOOc). Implementing this regulation across our U.S. portfolio will result in additional compliance costs.

57	ConocoPhillips 2024 10-K

Capital Resources and Liquidity	Table of Contents
•In connection with OOOOb and OOOOc rulemaking, the U.S. EPA established the Methane Super Emitter Program whereby certified third parties can use EPA-approved technology to identify and report super-emitter events for EPA review. An operator must initiate an investigation within five days of receiving notification from the EPA regarding a super-emitter event.
•In November 2024, the U.S. EPA finalized the Waste Emissions Charge (WEC) as part of the Methane Emission Reduction Program (MERP) within the Inflation Reduction Act of 2022. The implementation of the WEC will require payments to the EPA, accounting for methane emissions subject to the rule. The filing deadline for the 2024 WEC is August 2025.

Carbon taxes in certain jurisdictions.
•We incurred carbon tax cost in our Montney operations in the first three months of 2024, before the BC OBPS came into force. We may also incur a carbon tax for any emissions in Montney that falls outside the scope of our BC OBPS activities. We also incur a nominal carbon tax for emissions from fossil fuel combustion at some of our Surmont operations in Alberta that occur outside of TIER facilities. Carbon tax costs in our Canada operations totaled $1.7 million (net share before-tax).
•Our cost of compliance with Norwegian carbon legislation in 2024 was approximately $37 million (net share before-tax).

Other environmental regulations.
•The White House Council on Environmental Quality (CEQ) issued final National Environmental Policy Act implementation regulations (NEPA Phase 2) in 2024. Since then, the DC Circuit Court has suggested that CEQ lacks authority to adopt any binding regulations, introducing potential uncertainty into the regulatory process.
•Climate Superfund laws. In 2024, New York and Vermont passed legislation seeking to hold certain energy companies financially responsible for state climate change mitigation and adaptation measures, following the “polluter pays” model of existing Superfund laws. This responsibility may include paying into a fund for infrastructure repairs and recovery from extreme weather events that would otherwise be covered by the government. While only two U.S. states have enacted such laws to date, it is likely that more states will consider a similar approach. Compliance with such legislation may expose us to significant additional liabilities.
•Climate Private Action laws. In 2025, California, New Hampshire, and Oregon introduced bills seeking to create a private right of action for individuals to bring strict liability claims for alleged damages related to climate change impacts (including non-economic, actual and punitive damages). These bills also authorize insurance companies to pursue subrogation claims to recover damages for amounts paid to insureds for climate change impacts.

Non-regulatory initiatives or agreements.
•The U.S. government announced on September 17, 2021 the Global Methane Pledge, a global initiative to reduce global methane emissions by at least 30 percent from 2020 levels by 2030.
•The agreement reached in Paris in December 2015 at the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change set out a process for achieving global emissions reductions. Accordingly, parties to the Paris Agreement have set targets to reduce emissions by 2030. While the current administration has officially withdrawn the U.S. from the Paris Agreement, some states have indicated that they plan to remain committed to the goals of the agreement.

Regulated sustainability disclosures.
Governments and financial regulators are developing new reporting rules requiring increased disclosure around a range of sustainability topics. The patchwork of reporting standards that is developing may require significant increases in disclosures, which may be costly to implement. In March 2022 the U.S. SEC proposed rule changes that would require registrants to include certain climate-related disclosures in their registration statements and periodic reports; In January 2023 the EU finalized the Corporate Sustainability Reporting Directive that will require more detailed sustainability reporting; in June 2023 the International Sustainability Standards Board issued inaugural sustainability reporting standards; in October 2023 in California multiple bills were signed into law requiring climate-related disclosures for companies that conduct business in the state; and in September 2024, the Australian Government passed legislation which mandated a new standard for climate-related disclosures.

ConocoPhillips 2024 10-K	58

Capital Resources and Liquidity	Table of Contents
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
•The GHG emissions reductions required;
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
See Item 1A. Risk Factors—Existing and future laws, regulations and internal initiatives relating to global climate changes, such as limitations on GHG emissions may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products and Note 10 for information on climate change litigation.
Company Response to Climate-Related Risks
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

Our Climate Risk Strategy is intended to enable us to responsibly meet the global demand for energy, deliver competitive returns on and of capital and work to meet our previously established emissions-reduction targets. First, meeting global energy demand requires a focus on delivering production that will best compete in any energy mix scenario. This production will be delivered from resources with a competitive cost of supply and low GHG intensity, as well as portfolio diversity by market and asset type. Next, in delivering competitive returns, ConocoPhillips has been a leader in shifting the exploration and production sector’s value proposition away from one focused on production toward one focused on returns. Finally, to drive accountability for the emissions that are within our control, we are progressing toward our Scope 1 and Scope 2 emissions intensity targets.

59	ConocoPhillips 2024 10-K

Capital Resources and Liquidity	Table of Contents
Key elements of the Climate Risk Strategy include:
•Strategic flexibility and portfolio composition
◦Building a resilient asset portfolio with a focus on low cost of supply and low GHG intensity to meet global energy demand.
◦Committing to capital discipline through use of a fully burdened cost of supply, including cost of carbon, as the basis for capital allocation.
◦Testing our portfolio against future energy demand scenarios through a comprehensive scenario planning process that helps us assess the resilience of our corporate strategy to climate risk.
•Scope 1 and 2 emissions targets and reductions
◦Setting targets for emissions over which we have ownership and control.
◦Reducing emissions through the marginal abatement cost curve process.
•LNG and technology
◦Building an attractive LNG portfolio as an important component of responsibly meeting global energy demand due to LNG's opportunity to displace higher-emissions fuels such as coal for electricity generation.
◦Evaluating potential investments in emerging alternative energy sources and low-carbon technologies.
•External engagement
◦Advocating for a well-designed, economy-wide price on carbon and engaging in development of other policy and legislation to address end-use emissions.
◦Working with our suppliers and commercial partners to reduce emissions along the value chain.

Our Climate Risk Strategy does not include a Scope 3 emissions target. We recognize that end-use emissions must be reduced to meet global climate objectives. However, it is our view that supply-side constraints through Scope 3 targets for North American and European upstream oil and gas producers would be counterproductive to climate goals. In the absence of policy measures that address global demand, Scope 3 targets would shift production to other global operators, potentially eroding energy security and increasing emissions. This is why we have consistently taken a prominent role in advocating for a well-designed, economy wide price on carbon and engaged in development of other policies or legislation that could address end-use emissions from high-carbon intensity energy use. We have also expanded policy advocacy beyond carbon pricing to include energy efficiency, end-use emissions policy and regulatory action, such as support for the direct federal regulation of methane.

In support of addressing our Scope 1 and 2 emissions, we have made recent progress in several key areas.
•Completed our 2024 scope 1 and 2 emissions reduction projects within the allotted capital and cost budget. These projects will support our GHG emissions intensity reduction target of 50-60 percent by 2030 from a 2016 baseline for both gross operated and net equity emissions.
•Achieved the Gold Standard Reporting for emissions reporting in the Oil and Gas Methane Partnership 2.0 Initiative, one of only three U.S. companies to earn this distinction.
•Remained on schedule to meet a target of zero routine flaring by the end of 2025 for heritage ConocoPhillips assets.

Our emissions reduction efforts are supported by our multi-disciplinary Low Carbon Technologies organization. See Item 1A. Risk Factors—Our ability to successfully execute on our plans to reduce our operational GHG emissions intensity is subject to a number of risks and uncertainties, and such reductions may be costly and challenging to achieve.
New Accounting Standards
For discussion of new accounting standards, see Note 24.

ConocoPhillips 2024 10-K	60

Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. See Note 1 for descriptions of our significant accounting policies. Certain of these accounting policies involve judgments and uncertainties to such an extent there is a reasonable likelihood materially different amounts would have been reported under different conditions, or if different assumptions had been used. These critical accounting estimates are discussed with the Audit and Finance Committee of the Board of Directors at least annually. We believe the following discussions of critical accounting estimates address all important accounting areas where the nature of accounting estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.
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

At year-end 2024, we held $14.7 billion of net capitalized unproved property costs, $10.8 billion of which was added this year through our acquisition of Marathon Oil. These capitalized costs consist primarily of individually significant and pooled leaseholds, mineral rights held in perpetuity by title ownership, exploratory wells currently being drilled, suspended exploratory wells and capitalized interest. Of this amount, approximately $13.4 billion is concentrated in the Lower 48 Basins, primarily the Delaware, Eagle Ford and Bakken Basins, where we have an ongoing significant and active development program. Outside of the Lower 48 Basins, the remaining $1.3 billion is primarily concentrated in Canada. Management periodically assesses our unproved property for impairment based on the results of exploration and drilling efforts and the outlook for commercialization.
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
At year-end 2024, total suspended well costs were $196 million, compared with $184 million at year-end 2023. For additional information on suspended wells, including an aging analysis, see Note 6.

61	ConocoPhillips 2024 10-K

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
The estimation of proved reserves is also important to the income statement because the proved reserve estimate for a field serves as the denominator in the unit-of-production calculation of the DD&A of the capitalized costs for that asset. At year-end 2024, the net book value of productive PP&E subject to a unit-of-production calculation was approximately $77 billion and the DD&A recorded on these assets in 2024 was approximately $9.4 billion. The estimated proved developed reserves for our consolidated operations were 4.4 billion BOE at the end of 2023 and 5.1 billion BOE at the end of 2024. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 10 percent across all calculations, before-tax DD&A in 2024 would have increased by an estimated $1,040 million.
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
Significant inputs incorporated within the valuation include future commodity price assumptions and production profiles of reserve estimates, future operating and development costs, inflation rates, and discount rates using a market-based weighted average cost of capital determined at the time of the acquisition. When estimating the fair value of unproved properties, additional risk-weighting adjustments are applied to probable and possible reserves.
The assumptions and inputs incorporated within the fair value estimates are subject to considerable management judgement and are based on industry, market and economic conditions prevalent at the time of the acquisition. Although we based these estimates on assumptions believed to be reasonable, these estimates are inherently unpredictable and uncertain and actual results could differ. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate is recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, we record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of acquisition is recorded in the period the adjustment arises. See Note 3.

ConocoPhillips 2024 10-K	62

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
Investments in nonconsolidated entities accounted for under the equity method are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. Such evidence of a loss in value might include our inability to recover the carrying amount, the lack of sustained earnings capacity which would justify the current investment amount, or a current fair value less than the investment’s carrying amount. When such a condition is judgmentally determined to be other than temporary, an impairment charge is recognized for the difference between the investment’s carrying value and its estimated fair value. When determining whether a decline in value is other than temporary, management considers factors such as the length of time and extent of the decline, the investee’s financial condition and near-term prospects and our ability and intention to retain our investment for a period that will be sufficient to allow for any anticipated recovery in the market value of the investment. Since quoted market prices are usually not available, the fair value is typically based on the present value of expected future cash flows using discount rates and prices believed to be consistent with those used by principal market participants, plus market analysis of comparable assets owned by the investee, if appropriate. Differing assumptions could affect the timing and the amount of an impairment of an investment in any period.
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
In addition to asset removal obligations, under the above or similar contracts, permits and regulations, we have certain environmental-related projects. These are primarily related to remediation activities required by Canada and various states within the U.S. at exploration and production sites. Future environmental remediation costs are difficult to estimate because they are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. See Note 7.

63	ConocoPhillips 2024 10-K

Projected Benefit Obligations
The actuarial determination of projected benefit obligations and company contribution requirements involves judgment about uncertain future events, including estimated retirement dates, salary levels at retirement, mortality rates, lump-sum election rates, rates of return on plan assets, future health care cost-trend rates and rates of utilization of health care services by retirees. Due to the specialized nature of these calculations, we engage outside actuarial firms to assist in the determination of these projected benefit obligations and company contribution requirements. Ultimately, we will be required to fund all vested benefits under pension and postretirement benefit plans not funded by plan assets or investment returns, but the judgmental assumptions used in the actuarial calculations significantly affect periodic financial statements and funding patterns over time. Projected benefit obligations are particularly sensitive to the discount rate assumption. A 100 basis-point decrease in the discount rate assumption would increase projected benefit obligations by $500 million. Benefit expense is sensitive to the discount rate and return on plan assets assumptions. A 100 basis-point decrease in the discount rate assumption would increase annual benefit expense by $40 million, while a 100 basis-point decrease in the return on plan assets assumption would increase annual benefit expense by $70 million. In determining the discount rate, we use yields on high-quality fixed income investments matched to the estimated benefit cash flows of our plans. We are also exposed to the possibility that lump sum retirement benefits taken from pension plans during the year could exceed the total of service and interest components of annual pension expense and trigger accelerated recognition of a portion of unrecognized net actuarial losses and gains. These benefit payments are based on decisions by plan participants and are therefore difficult to predict. In the event there is a significant reduction in the expected years of future service of present employees or the elimination of the accrual of defined benefits for some or all of their future services for a significant number of employees, we could recognize a curtailment gain or loss. See Note 15.
Contingencies
A number of claims and lawsuits are made against the company arising in the ordinary course of business. Management exercises judgment related to accounting and disclosure of these claims which includes losses, damages and underpayments associated with environmental remediation, tax, contracts and other legal disputes. As we learn new facts concerning contingencies, we reassess our position both with respect to amounts recognized and disclosed considering changes to the probability of additional losses and potential exposure; however, actual losses can and do vary from estimates for a variety of reasons including legal, arbitration or other third-party decisions; settlement discussions; evaluation of scope of damages; interpretation of regulatory or contractual terms; expected timing of future actions; and proportion of liability shared with other responsible parties. Estimated future costs related to contingencies are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes. For additional information on contingent liabilities, see the “Contingencies” section within “Capital Resources and Liquidity” and Note 10.
Income Taxes
We are subject to income taxation in numerous jurisdictions worldwide. We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the need for adjustments to existing valuation allowances, we consider all available positive and negative evidence. Positive evidence includes reversals of temporary differences, forecasts of future taxable income, assessment of future business assumptions and applicable tax planning strategies that are prudent and feasible. Negative evidence includes losses in recent years as well as the forecasts of future net income (loss) in the realizable period. In making our assessment regarding valuation allowances, we weigh the evidence based on objectivity. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions and the assessment of the effects of foreign taxes on our U.S. federal income taxes (particularly as related to prevailing oil and gas prices). See Note 16.
We regularly assess and, if required, establish accruals for uncertain tax positions that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. We recognize a tax benefit from an uncertain tax position when it is more likely than not the position will be sustained upon examination, based on the technical merits of the position. These accruals for uncertain tax positions are subject to a significant amount of judgment and are reviewed and adjusted on a periodic basis in light of changing facts and circumstances considering the progress of ongoing tax audits, court proceedings, changes in applicable tax laws, including tax case rulings and legislative guidance, or expiration of the applicable statute of limitations. See Note 16.

ConocoPhillips 2024 10-K	64

Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, costs and plans, objectives of management for future operations, the anticipated benefits of our acquisition of Marathon Oil, the anticipated impact of our acquisition of Marathon Oil on the combined company’s business and future financial and operating results and the expected amount and timing of synergies from our acquisition of Marathon Oil are forward-looking statements. Examples of forward-looking statements contained in this report include our expected production growth and outlook on the business environment generally, our expected capital budget and capital expenditures, and discussions concerning development or replacement of reserves and future dividends. You can often identify our forward-looking statements by the words “ambition,” “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “will,” “would” and similar expressions.
We based the forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect or inaccurate, and involve risks and uncertainties we cannot predict. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors and uncertainties, including, but not limited to, the following:
•Effects of volatile commodity prices, including prolonged periods of low commodity prices, which may adversely impact our operating results and our ability to execute on our strategy and could result in recognition of impairment charges on our long-lived assets, leaseholds and nonconsolidated equity investments.
•Global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and gas, including changes as a result of any ongoing military conflict and the global response to such conflict; security threats on facilities and infrastructure; global health crises; the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC and other producing countries; or the resulting company or third-party actions in response to such changes.
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
•Reductions in our reserve replacement rates, whether as a result of significant declines in commodity prices or otherwise.
•Unsuccessful exploratory drilling activities or the inability to obtain access to exploratory acreage.
•Failure to progress or complete announced and future development plans related to constructing, modifying or operating E&P and LNG facilities, or unexpected changes in costs, inflationary pressures or technical equipment related to such plans.
•Significant operational or investment changes imposed by legislative and regulatory initiatives and international agreements addressing environmental concerns, including initiatives addressing the impact of global climate change, such as limiting or reducing GHG emissions; regulations concerning hydraulic fracturing, methane emissions, flaring or water disposal; and prohibitions on commodity exports.
•Broader societal attention to and efforts to address climate change may cause substantial investment in and increased adoption of competing or alternative energy sources.
•Risks, uncertainties and high costs that may prevent us from successfully executing on our Climate Risk Strategy.
•Lack or inadequacy of, or disruptions in, reliable transportation for our crude oil, bitumen, natural gas, LNG and NGLs.
•Inability to timely obtain or maintain permits, including those necessary for construction, drilling and/or development, or inability to make capital expenditures required to maintain compliance with any necessary permits or applicable laws or regulations.
•Potential disruption or interruption of our operations and any resulting consequences due to accidents; extraordinary weather events; supply chain disruptions; civil unrest; political events; war; terrorism; cybersecurity threats or information technology failures, constraints or disruptions.

65	ConocoPhillips 2024 10-K

•Liability for remedial actions, including removal and reclamation obligations, under existing or future environmental regulations and litigation.
•Liability resulting from pending or future litigation or our failure to comply with applicable laws and regulations.
•General domestic and international economic, political and diplomatic developments, including deterioration of international trade relationships; the imposition of trade restrictions or tariffs relating to commodities and material or products (such as aluminum and steel) used in the operation of our business; expropriation of assets; changes in governmental policies relating to commodity pricing, including the imposition of price caps; sanctions; or other adverse regulations or taxation policies.
•Competition and consolidation in the oil and gas E&P industry, including competition for sources of supply, services, personnel and equipment.
•Any limitations on our access to capital or increase in our cost of capital or insurance, including as a result of illiquidity, changes or uncertainty in domestic or international financial markets, foreign currency exchange rate fluctuations or investment sentiment.
•Challenges or delays to our execution of, or successful implementation of the acquisition of Marathon Oil or any future asset dispositions or acquisitions we elect to pursue; potential disruption of our operations, including the diversion of management time and attention; our inability to realize anticipated cost savings or capital expenditure reductions; difficulties integrating acquired businesses and technologies; or other unanticipated changes.
•Our inability to deploy the net proceeds from any asset dispositions that are pending or that we elect to undertake in the future in the manner and timeframe we anticipate, if at all.
•The operation, financing and management of risks of our joint ventures.
•The ability of our customers and other contractual counterparties to satisfy their obligations to us, including our ability to collect payments when due from the government of Venezuela or PDVSA.
•Uncertainty as to the long-term value of our common stock.
•The factors generally described in Part I—Item 1A in this 2024 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.

ConocoPhillips 2024 10-K	66

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
We use a VaR model to estimate the loss in fair value that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative financial instruments and derivative commodity contracts we hold or issue, including commodity purchases and sales contracts recorded on the balance sheet at December 31, 2024. Using Monte Carlo simulation, a 95 percent confidence level and a one-day holding period, the VaR for those instruments issued or held for trading purposes or held for purposes other than trading at December 31, 2024 and 2023, was immaterial to our consolidated cash flows and net income.

67	ConocoPhillips 2024 10-K

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

	Millions of Dollars Except as Indicated
	Debt
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2024
2025	$735	3.87%	$—	—%
2026	704	3.40	—	—
2027	778	4.82	—	—
2028	664	3.78	—	—
2029	997	6.78	—	—
Remaining years	19,924	5.23	283	2.97%
Total	$23,802		$283
Fair value	$22,714		$283

Year-End 2023
2024	$759	2.70%	$—	—%
2025	735	3.87	—	—
2026	104	6.41	—	—
2027	438	5.79	—	—
2028	265	4.50	—	—
Remaining years	15,829	5.45	283	4.06%
Total	$18,130		$283
Fair value	$18,338		$283

ConocoPhillips 2024 10-K	68

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

At December 31, 2024 and 2023, we had outstanding foreign currency exchange forward contracts hedging cross-border commercial activity and for purposes of mitigating our cash-related exposures. Although these forwards hedge exposures to fluctuations in exchange rates, we elected not to utilize hedge accounting. As a result, the change in the fair value of these foreign currency exchange derivatives is recorded directly in earnings. Since the gain or loss on the exchange contracts is offset by the gain or loss from remeasuring cash related balances, and since our aggregate position in the forwards was not material, there would be no material impact to our income from an adverse hypothetical 10 percent change in the December 2024 or December 2023 exchange rates.

The gross notional and fair value of these positions at December 31, 2024 and 2023, were as follows:

Foreign Currency Exchange Derivatives	In Millions
		Notional		Fair Value*
		2024	2023	2024	2023

Buy Canadian dollar, sell U.S. dollar	CAD	10	5	—	—
Sell British pound, buy Euro	GBP	13	52	—	(2)
Buy British pound, sell Euro	GBP	17	58	—	—
*Denominated in USD.

69	ConocoPhillips 2024 10-K

Item 8. Financial Statements and Supplementary Data
ConocoPhillips

ConocoPhillips 2024 10-K	70

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Marathon Oil Corporation, acquired in 2024, which is included in our consolidated financial statements and represented approximately 22% of our total assets as of December 31, 2024, approximately 1% of our revenues and other income and less than 1% of our net income for the year ended December 31, 2024.

Based on our assessment, we believe the company’s internal control over financial reporting was effective as of December 31, 2024.
Ernst & Young LLP has issued an audit report on the company’s internal control over financial reporting as of December 31, 2024, and their report is included herein.

/s/ Ryan M. Lance	/s/ William L. Bullock, Jr.

Ryan M. Lance	William L. Bullock, Jr.
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

71	ConocoPhillips 2024 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ConocoPhillips
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ConocoPhillips (the Company) as of December 31, 2024 and 2023, the related consolidated income statement, consolidated statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit and Finance Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

ConocoPhillips 2024 10-K	72

Depreciation, depletion and amortization of proved oil and gas properties, plants and equipment

Description of the Matter
At December 31, 2024, the net book value of the Company’s proved oil and gas properties, plants and equipment (PP&E) was $77 billion, and depreciation, depletion and amortization (DD&A) expense was $9.4 billion for the year then ended. As described in Note 1, under the successful efforts method of accounting, DD&A of PP&E on producing hydrocarbon properties and steam-assisted gravity drainage facilities and certain pipeline and liquified natural gas assets (those which are expected to have a declining utilization pattern) are determined by the unit-of-production method. The unit-of-production method uses proved oil and gas reserves, as estimated by the Company’s internal reservoir engineers.

Proved oil and gas reserves estimates are based on geological and engineering assessments of in-place hydrocarbon volumes, the production plan, historical extraction recovery and processing yield factors, installed plant operating capacity and approved operating limits. Significant judgment is required by the Company’s internal reservoir engineers in evaluating the data used to estimate proved oil and gas reserves. Estimating proved oil and gas reserves also requires the selection of inputs, including historical production, oil and gas price assumptions and future operating costs assumptions, among others.

Auditing the Company’s DD&A calculation is complex because of the use of the work of the internal reservoir engineers and the evaluation of management’s determination of the inputs described above used by the internal reservoir engineers in estimating proved oil and gas reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over its processes to calculate DD&A, including management’s controls over the completeness and accuracy of significant data provided to the internal reservoir engineers for use in estimating proved oil and gas reserves.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Company’s internal reservoir engineers primarily responsible for overseeing the preparation of the proved oil and gas reserves estimates. In addition, in assessing whether we can use the work of the internal reservoir engineers, we evaluated the completeness and accuracy of the significant data and inputs described above used by the internal reservoir engineers in estimating proved oil and gas reserves by agreeing them to source documentation and we identified and evaluated corroborative and contrary evidence. We also tested the accuracy of the DD&A calculation, including comparing the proved oil and gas reserves amounts used in the calculation to the Company’s reserve report.

73	ConocoPhillips 2024 10-K

Valuation and recognition of proved and unproved oil and gas properties acquired in a business combination

Description of the Matter	During 2024, the Company closed its acquisition of Marathon Oil Corporation resulting in the recognition of a provisional fair value of proved and unproved oil and gas properties within net properties, plants and equipment of $13.2 billion and $10.8 billion, respectively. As described in Note 3, the transaction was accounted for as a business combination using the acquisition method, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. As also described in Note 3, the Company has not finalized its allocation of fair value to unproved properties. Oil and gas properties were valued by specialists using a discounted cash flow approach based on market participant assumptions. Significant inputs to the valuation of proved and unproved oil and gas properties include estimates of future commodity prices and production, future operating costs and discount rates using a market-based weighted average cost of capital.

Auditing the Company's accounting for its provisional valuation of proved and unproved oil and gas properties within the Lower 48 segment is complex and judgmental due to the significant estimation required by management of reserves associated with the acquired assets and the sensitivity of significant assumptions used in determining the fair value. In evaluating the reasonableness of management’s estimates and assumptions used, the audit testing procedures performed required a high degree of auditor judgment and additional effort, including involving internal valuation specialists.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over its process to estimate the provisional fair value of the acquired proved and unproved oil and gas properties, including management’s review of the significant assumptions used as inputs to the fair value calculations and recording of the provisional valuation.

To test the provisional fair value of the acquired proved and unproved oil and gas properties, our audit procedures included, among others, evaluating the significant assumptions used and testing the completeness and accuracy of the underlying data supporting the significant assumptions. For example, we compared certain significant assumptions to current industry and third-party data and historical results for reasonableness. We also performed sensitivity analyses of significant assumptions, to evaluate the extent of their impact to the provisional fair value calculation. In addition, we involved internal valuation specialists to assist with certain significant assumptions included in the provisional fair value estimate. Furthermore, we evaluated the professional qualifications and objectivity of the Company’s internal reservoir engineers primarily responsible for overseeing the oil and gas reserves estimates and the valuation specialists used by the Company to prepare the provisional fair value of the acquired proved and unproved oil and gas properties. In addition, in assessing whether we can use the work of the internal reservoir engineers, we evaluated the completeness and accuracy of the significant data and inputs used by the internal reservoir engineers in estimating oil and gas reserves by agreeing them to source documentation, as applicable, and we identified and evaluated corroborative and contrary evidence. As noted above, the Company has not finalized its allocation of fair value to unproved properties

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1949.
Houston, Texas
February 18, 2025

ConocoPhillips 2024 10-K	74

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ConocoPhillips
Opinion on Internal Control Over Financial Reporting
We have audited ConocoPhillips’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ConocoPhillips (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated under the heading “Assessment of Internal Control Over Financial Reporting” in the accompanying “Reports of Management”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Marathon Oil Corporation, which is included in the 2024 consolidated financial statements of the Company and constituted approximately 22% of consolidated total assets as of December 31, 2024, approximately 1% of revenues and other income and less than 1% of net income for the year ended December 31, 2024. Our audit of internal control over financial reporting of ConocoPhillips also did not include an evaluation of the internal control over financial reporting of Marathon Oil Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated income statement, consolidated statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 18, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included under the heading “Assessment of Internal Control Over Financial Reporting” in the accompanying "Reports of Management." Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

75	ConocoPhillips 2024 10-K

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
/s/ Ernst & Young LLP
Houston, Texas
February 18, 2025

ConocoPhillips 2024 10-K	76

Financial Statements	Table of Contents

Consolidated Income Statement	ConocoPhillips

Years Ended December 31	Millions of Dollars
	2024	2023	2022
Revenues and Other Income
Sales and other operating revenues	$54,745	56,141	78,494
Equity in earnings of affiliates	1,705	1,720	2,081
Gain (loss) on dispositions	51	228	1,077
Other income	452	485	504
Total Revenues and Other Income	56,953	58,574	82,156

Costs and Expenses
Purchased commodities	20,012	21,975	33,971
Production and operating expenses	8,751	7,693	7,006
Selling, general and administrative expenses	1,158	705	623
Exploration expenses	355	398	564
Depreciation, depletion and amortization	9,599	8,270	7,504
Impairments	80	14	(12)
Taxes other than income taxes	2,087	2,074	3,364
Accretion on discounted liabilities	325	283	250
Interest and debt expense	783	780	805
Foreign currency transaction (gain) loss	(50)	92	(100)
Other expenses	181	2	(47)
Total Costs and Expenses	43,281	42,286	53,928
Income (loss) before income taxes	13,672	16,288	28,228
Income tax provision (benefit)	4,427	5,331	9,548
Net Income (Loss)	$9,245	10,957	18,680

Net Income (Loss) Per Share of Common Stock (dollars)
Basic	$7.82	9.08	14.62
Diluted	7.81	9.06	14.57

Average Common Shares Outstanding (in thousands)
Basic	1,178,920	1,202,757	1,274,028
Diluted	1,180,871	1,205,675	1,278,163
See Notes to Consolidated Financial Statements.

77	ConocoPhillips 2024 10-K

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

Years Ended December 31	Millions of Dollars
	2024	2023	2022
Net Income (Loss)	$9,245	10,957	18,680
Other comprehensive income (loss)
Defined benefit plans
Prior service credit (cost) arising during the period	(57)	—	(10)
Reclassification adjustment for amortization of prior service cost (credit) included in net income (loss)	(38)	(38)	(39)
Net change	(95)	(38)	(49)
Net actuarial gain (loss) arising during the period	81	37	(623)
Reclassification adjustment for amortization of net actuarial losses (gains) included in net income (loss)	65	82	72
Net change	146	119	(551)
Nonsponsored plans*	1	(3)	5
Income taxes on defined benefit plans	(49)	(23)	178
Defined benefit plans, net of tax	3	55	(417)
Unrealized holding gain (loss) on securities	3	20	(13)
Reclassification adjustment for (gain) loss included in net income	(2)	(4)	(1)
Income taxes on unrealized holding gain (loss) on securities	—	(3)	3
Unrealized holding gain (loss) on securities, net of tax	1	13	(11)
Foreign currency translation adjustments	(760)	195	(623)
Income taxes on foreign currency translation adjustments	—	2	1
Foreign currency translation adjustments, net of tax	(760)	197	(622)
Unrealized gain (loss) on hedging activities	(56)	78	—
Income taxes on unrealized gain (loss) on hedging activities	12	(16)	—
Unrealized gain (loss) on hedging activities, net of tax	(44)	62	—
Other Comprehensive Income (Loss), Net of Tax	(800)	327	(1,050)
Comprehensive Income (Loss)	$8,445	11,284	17,630
*Plans for which ConocoPhillips is not the primary obligor—primarily those administered by equity affiliates.
See Notes to Consolidated Financial Statements.

ConocoPhillips 2024 10-K	78

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

At December 31	Millions of Dollars
	2024	2023
Assets
Cash and cash equivalents	$5,607	5,635
Short-term investments	507	971
Accounts and notes receivable (net of allowance of $7 and $3, respectively)	6,621	5,461
Accounts and notes receivable—related parties	74	13
Inventories	1,809	1,398
Prepaid expenses and other current assets	1,029	852
Total Current Assets	15,647	14,330
Investments and long-term receivables	9,869	9,130
Net properties, plants and equipment (net of accumulated DD&A of $81,072 and $74,361, respectively)	94,356	70,044
Other assets	2,908	2,420
Total Assets	$122,780	95,924

Liabilities
Accounts payable	$5,987	5,083
Accounts payable—related parties	57	34
Short-term debt	1,035	1,074
Accrued income and other taxes	2,460	1,811
Employee benefit obligations	1,087	774
Other accruals	1,498	1,229
Total Current Liabilities	12,124	10,005
Long-term debt	23,289	17,863
Asset retirement obligations and accrued environmental costs	8,089	7,220
Deferred income taxes	11,426	8,813
Employee benefit obligations	1,022	1,009
Other liabilities and deferred credits	2,034	1,735
Total Liabilities	57,984	46,645

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2024—2,250,672,734 shares; 2023—2,103,772,516 shares)
Par value	23	21
Capital in excess of par	77,529	61,303
Treasury stock (at cost: 2024—974,806,010 shares; 2023—925,670,961 shares)	(71,152)	(65,640)
Accumulated other comprehensive income (loss)	(6,473)	(5,673)
Retained earnings	64,869	59,268
Total Equity	64,796	49,279
Total Liabilities and Equity	$122,780	95,924
See Notes to Consolidated Financial Statements.

79	ConocoPhillips 2024 10-K

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

Years Ended December 31	Millions of Dollars
	2024	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$9,245	10,957	18,680
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	9,599	8,270	7,504
Impairments	80	14	(12)
Dry hole costs and leasehold impairments	46	162	340
Accretion on discounted liabilities	325	283	250
Deferred taxes	367	1,145	2,086
Distributions more (less) than income from equity affiliates	564	964	942
(Gain) loss on dispositions	(51)	(228)	(1,077)
(Gain) loss on investment in Cenovus Energy	—	—	(251)
Other	130	(220)	86
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(262)	1,333	(963)
Decrease (increase) in inventories	(68)	(103)	(38)
Decrease (increase) in prepaid expenses and other current assets	79	337	(173)
Increase (decrease) in accounts payable	(543)	(1,118)	901
Increase (decrease) in taxes and other accruals	613	(1,831)	39
Net Cash Provided by Operating Activities	20,124	19,965	28,314
Cash Flows From Investing Activities
Capital expenditures and investments	(12,118)	(11,248)	(10,159)
Working capital changes associated with investing activities	302	30	520
Acquisition of businesses, net of cash acquired	(24)	(2,724)	(60)
Proceeds from asset dispositions	261	632	3,471
Net sales (purchases) of investments	415	1,373	(2,629)
Collection of advances/loans—related parties	—	—	114
Other	14	(63)	2
Net Cash Used in Investing Activities	(11,150)	(12,000)	(8,741)
Cash Flows From Financing Activities
Issuance of debt	5,591	3,787	2,897
Repayment of debt	(4,981)	(1,379)	(6,267)
Issuance of company common stock	(78)	(52)	362
Repurchase of company common stock	(5,463)	(5,400)	(9,270)
Dividends paid	(3,646)	(5,583)	(5,726)
Other	(258)	(34)	(49)
Net Cash Used in Financing Activities	(8,835)	(8,661)	(18,053)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(133)	(99)	(224)
Net Change in Cash, Cash Equivalents and Restricted Cash	6	(795)	1,296
Cash, cash equivalents and restricted cash at beginning of period	5,899	6,694	5,398
Cash, Cash Equivalents and Restricted Cash at End of Period	$5,905	5,899	6,694
Restricted cash of $298 million and $264 million is included in the “Other assets” line of our Consolidated Balance Sheet as of December 31, 2024 and December 31, 2023, respectively.
See Notes to Consolidated Financial Statements.

ConocoPhillips 2024 10-K	80

Financial Statements	Table of Contents

Consolidated Statement of Changes in Equity	ConocoPhillips

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total

Balances at December 31, 2021	$21	60,581	(50,920)	(4,950)	40,674	45,406
Net income (loss)					18,680	18,680
Other comprehensive income (loss)				(1,050)		(1,050)
Dividends declared
Ordinary ($1.89 per share of common stock)					(2,419)	(2,419)
Variable return of cash ($3.10 per share of common stock)					(3,908)	(3,908)
Repurchase of company common stock			(9,270)			(9,270)
Distributed under benefit plans		561				561
Other			1		2	3
Balances at December 31, 2022	$21	61,142	(60,189)	(6,000)	53,029	48,003
Net income (loss)					10,957	10,957
Other comprehensive income (loss)				327		327
Dividends declared
Ordinary ($2.11 per share of common stock)					(2,550)	(2,550)
Variable return of cash ($1.80 per share of common stock)					(2,170)	(2,170)
Repurchase of company common stock			(5,400)			(5,400)
Excise tax on share repurchases			(50)			(50)
Distributed under benefit plans		161				161
Other			(1)		2	1
Balances at December 31, 2023	$21	61,303	(65,640)	(5,673)	59,268	49,279
Net income (loss)					9,245	9,245
Other comprehensive income (loss)				(800)		(800)
Dividends declared
Ordinary ($2.52 per share of common stock)					(2,942)	(2,942)
Variable return of cash ($0.60 per share of common stock)					(704)	(704)
Acquisition of Marathon Oil	2	16,037				16,039
Repurchase of company common stock			(5,463)			(5,463)
Excise tax on share repurchases			(50)			(50)
Distributed under benefit plans		189				189
Other			1		2	3
Balances at December 31, 2024	$23	77,529	(71,152)	(6,473)	64,869	64,796
See Notes to Consolidated Financial Statements.

81	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
Notes to Consolidated Financial Statements
Note 1—Accounting Policies
•Consolidation Principles and Investments—Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and, if applicable, variable interest entities where we are the primary beneficiary. The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. When we do not have the ability to exert significant influence, the investment is measured at fair value except when the investment does not have a readily determinable fair value. For those exceptions, it will be measured at cost minus impairment, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. Undivided interests in oil and gas joint ventures, pipelines, natural gas plants and terminals are consolidated on a proportionate basis.. Other securities and investments are generally carried at cost. We manage our operations through six operating segments, defined by geographic region: Alaska; Lower 48; Canada; Europe, Middle East and North Africa; Asia Pacific; and Other International. See Note 23.
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

ConocoPhillips 2024 10-K	82

Notes to Consolidated Financial Statements	Table of Contents
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
Recognition and classification of the gain or loss that results from recording and adjusting a derivative to fair value depends on the purpose for issuing or holding the derivative. Gains and losses from derivatives not accounted for as hedges are recognized immediately in earnings. We do not apply hedge accounting to our commodity derivative instruments.
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
Depletion and Amortization—Leasehold costs of producing properties are depleted using the unit-of-production method based on estimated proved developed and proved undeveloped oil and gas reserves. Amortization of development costs is based on the unit-of-production method using estimated proved developed oil and gas reserves.

83	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
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
•Asset Retirement Obligations and Environmental Costs—The fair value of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred (typically when the asset is installed at the production location). Fair value is estimated using a present value approach, incorporating assumptions about estimated amounts and timing of settlements and impacts of the use of technologies. See Note 7.
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

ConocoPhillips 2024 10-K	84

Notes to Consolidated Financial Statements	Table of Contents
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

•Net Income (Loss) Per Share of Common Stock—Basic net income (loss) per share (EPS) is calculated using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common stock (including fully vested stock and unit awards that have not yet been issued as common stock) and participating securities. ConocoPhillips grants Restricted Stock Units (RSUs) under its share-based compensation programs, the majority of which entitle recipients to receive non-forfeitable dividends during the vesting period on a basis equivalent to dividends paid to holders of the company’s common stock. See Note 15. These unvested RSUs meet the definition of participating securities based on their respective rights to receive non-forfeitable dividends and are treated as a separate class of securities in computing basic EPS. Participating securities are not included as incremental shares in computing diluted EPS. Diluted EPS includes the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock. Diluted EPS is calculated under both the two-class and treasury stock methods, and the more dilutive amount is reported. Diluted net loss per share does not assume conversion or exelrcise of securities that would have an antidilutive effect. Treasury stock is excluded from the daily weighted-average number of common shares outstanding in both calculations. See Note 22.

85	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 2—Inventories
Inventories at December 31 were:

	Millions of Dollars
	2024	2023

Crude oil and natural gas	$907	676
Materials and supplies	902	722
Total inventories	$1,809	1,398

Inventories valued on the LIFO basis	$578	401
The estimated excess of current replacement cost over LIFO cost of inventories was approximately $113 million and $91 million at December 31, 2024 and 2023, respectively.

Note 3—Acquisitions and Dispositions
All gains or losses on asset dispositions are reported before-tax and are included net in the “Gain (loss) on dispositions” line on our consolidated income statement. Cash proceeds and payments are included in the “Cash Flows From Investing Activities” section of our consolidated statement of cash flows except for cash payments associated with a contingent consideration arrangement that are included in the "Cash Flows From Financing Activities" section.
2024
Acquisition of Marathon Oil Corporation (Marathon Oil)
In November 2024, we completed our acquisition of Marathon Oil, an independent oil and gas exploration and production company with operations across the Lower 48 and in Equatorial Guinea. At close, the transaction was valued at $16.5 billion, which primarily represented 0.255 shares of ConocoPhillips common stock exchanged for each outstanding share of Marathon Oil common stock.

Total Fair Value	Millions of Dollars
Value of ConocoPhillips common stock issued*	15,972
Cash transferred at close**	451
Value attributable to Marathon Oil share-based awards	67
Other liabilities incurred***	17
Total Fair Value (Millions)	$16,507
*Represents the fair value of approximately 143 million shares of ConocoPhillips common stock issued to Marathon Oil stockholders. The fair value is based on the number of eligible shares of Marathon Oil common stock at a 0.255 exchange ratio and ConocoPhillips' average stock price on November 22, 2024, which was $111.93.
**Cash transferred at close primarily represents funds contributed to Marathon Oil for repayment of Marathon Oil's estimated commercial paper liabilities as of the closing date.
***Liabilities incurred are related to cash settled share-based awards and payment of cash in lieu of fractional Marathon Oil shares outstanding. These liabilities were settled prior to the end of 2024.

The transaction was accounted for as a business combination under FASB Topic ASC 805 using the acquisition method, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Fair value measurements were made for acquired assets and liabilities, and adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as we identify new information about facts and circumstances that existed as of the acquisition date to consider. At December 31, 2024, remaining items to finalize include allocation of fair value to unproved properties. The impact of finalizing the fair value allocation is not expected to have a material impact to our consolidated financial statements.

ConocoPhillips 2024 10-K	86

Notes to Consolidated Financial Statements	Table of Contents
Oil and gas properties were valued using a discounted cash flow approach incorporating market participant and internally generated price assumptions; production profiles; and operating and development cost assumptions. Debt assumed in the acquisition was valued based on observable market prices. The fair values of accounts receivable, accounts payable, and most other current assets and current liabilities were determined to be equivalent to the carrying value due to their short-term nature. The acquisition, valued at $16.5 billion, was allocated to the identifiable assets and liabilities based on their estimated fair values as of the acquisition date of November 22, 2024.

Assets Acquired	Millions of Dollars
Cash and cash equivalents	$385
Accounts receivable, net	969
Inventories	360
Investments and long-term receivables	550
Net properties, plants and equipment	24,178
Other assets	201
Total assets acquired	$26,643

Liabilities Assumed
Accounts payable	$1,180
Accrued income and other taxes	200
Employee benefit obligations	187
Long-term debt	4,719
Asset retirement obligations	781
Deferred income taxes	2,486
Other liabilities	583
Total liabilities assumed	$10,136
Net assets acquired	$16,507

With the completion of the transaction, we acquired proved properties of approximately $13.2 billion, with $12.1 billion in Lower 48 and $1.1 billion in Equatorial Guinea, and unproved properties of $10.8 billion in Lower 48.

We recognized approximately $545 million of transaction-related costs, the majority of which were expensed in the fourth quarter of 2024. These non-recurring costs related primarily to employee severance and related benefits, fees paid to advisors and the settlement of share-based awards for certain Marathon Oil employees based on the terms of the Merger Agreement. These transaction-related costs included $328 million of employee severance expense. See Note 15.

For the year ended December 31, 2024, "Total Revenues and Other Income" and "Net Income (Loss)" associated with the acquired assets were $677 million and income of $66 million, respectively.

Alaska Acquisition
In the fourth quarter of 2024, after exercising our preferential rights, we completed an acquisition that increased our working interest by approximately 5 percent in the Kuparuk River Unit and approximately 0.4 percent in the Prudhoe Bay Unit from Chevron U.S.A. Inc. and Union Oil Company of California for $296 million, before customary adjustments. The transaction was accounted for as an asset acquisition, with the consideration allocated primarily to PP&E.

Assets Held For Sale
In December 2024, we entered into an agreement to sell our interests in certain noncore assets in the Lower 48 segment for $235 million, before customary adjustments. These assets have a net carrying value of approximately $235 million, which consists primarily of $251 million of PP&E and $16 million of liabilities, primarily noncurrent AROs. These assets met held for sale criteria in the fourth quarter of 2024, and as of December 31, 2024, we reclassified the PP&E to “Prepaid expenses and other current assets” and the noncurrent liabilities to “Other accruals” on our consolidated balance sheet. This transaction is anticipated to close in the first quarter of 2025.

87	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
Planned Dispositions
In January 2025, we entered into an agreement to sell our interests in certain noncore assets in the Lower 48 segment for approximately $400 million, before customary adjustments. This transaction is expected to close in the first half of 2025.

2023
Surmont Acquisition
In October 2023, we completed our acquisition of the remaining 50 percent working interest in Surmont, an asset in our Canada segment, from TotalEnergies EP Canada Ltd. Following the acquisition, we own 100 percent working interest in Surmont. The final consideration for the all-cash transaction was $3.0 billion (CAD $4.1 billion) after customary adjustments:

Fair value of consideration	Millions of Dollars
Cash paid	$2,635
Contingent consideration	320
Total consideration	$2,955

The contingent consideration arrangement requires additional consideration to be paid to TotalEnergies EP Canada Ltd. up to $0.4 billion CAD over a five-year term. The contingent payments represent $2 million for every dollar that WCS pricing exceeds $52 per barrel during the month, subject to certain production targets being achieved. The undiscounted amounts we could pay under this arrangement was up to $0.3 billion USD at closing. The fair value of the contingent consideration on the acquisition date was $320 million and estimated by applying the income approach. For the year ended December 31, 2024, we have made payments of $158 million USD under this arrangement, reflected in the "Other" line within the Financing Activities section of our Consolidated Statement of Cash Flows. See Note 12.

The transaction was accounted for as a business combination under FASB Topic ASC 805 using the acquisition method, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. By the end of the first quarter of 2024, we finalized the allocation of the purchase price to specific assets and liabilities. It was based on the fair value of the final consideration and the conclusion of the fair value determination of long-lived assets and all other assets acquired and liabilities assumed.

Oil and gas properties were valued using a discounted cash flow approach incorporating market participant and internally generated price assumptions, production profiles and operating and development cost assumptions. The fair values of other assets acquired and liabilities assumed, which included accounts receivable, accounts payable, and most other current assets and current liabilities, were determined to be equivalent to the carrying value due to their short-term nature. The total consideration of $3.0 billion was allocated to the identifiable assets and liabilities based on their fair values as of the acquisition date of October 4, 2023.

Recognized amounts of identifiable assets acquired and liabilities assumed	Millions of Dollars
Oil and gas properties	3,082
Asset retirement obligations	(112)
Other	(15)
Total identifiable net assets	$2,955

With the completion of the transaction, we acquired proved and unproved properties of approximately $2.9 billion and $0.2 billion, respectively.
In anticipation of the acquisition, we entered into, and settled, various foreign exchange forward contracts to purchase CAD. For the year ended December 31, 2023, we recognized a loss of $112 million in the "Foreign currency transaction (gain) loss" line on our consolidated income statement associated with these forward contracts. The related cash flows are included within "Cash Flows From Investing Activities" on our consolidated statement of cash flows.

From the acquisition date through December 31, 2023, "Total Revenues and Other Income" and "Net Income (Loss)" associated with the acquired assets were $572 million and $119 million, respectively.

ConocoPhillips 2024 10-K	88

Notes to Consolidated Financial Statements	Table of Contents
Supplemental Pro Forma (unaudited)
The following tables summarize the unaudited supplemental pro forma financial information combining the consolidated income statement of ConocoPhillips with assets acquired as shown for the year ended December 31, 2024, 2023, and 2022, as if we had completed the acquisition of Marathon Oil on January 1, 2023 and the remaining working interest in Surmont on January 1, 2022, respectively.

	Millions of Dollars
	Year Ended December 31, 2024
	As reported		Pro forma Marathon Oil	Pro forma Combined
Total Revenues and Other Income	$56,953		6,168	63,121
Net Income (Loss)	9,245		1,312	10,557

Earnings per share:
Basic net income (loss)	$7.82			8.06
Diluted net income (loss)	7.81			8.05

	Millions of Dollars
	Year Ended December 31, 2023
	As reported	Pro forma Surmont	Pro forma Marathon Oil	Pro forma Combined
Total Revenues and Other Income	$58,574	2,561	6,705	67,840
Net Income (Loss)	10,957	501	1,657	13,115

Earnings per share:
Basic net income (loss)	$9.08			9.72
Diluted net income (loss)	9.06			9.70

	Millions of Dollars
	Year Ended December 31, 2022
	As reported	Pro forma Surmont		Pro forma Combined
Total Revenues and Other Income	$82,156	3,582		85,738
Net Income (Loss)	18,680	720		19,400

Earnings per share:
Basic net income (loss)	$14.62			15.18
Diluted net income (loss)	14.57			15.13
The unaudited supplemental pro forma financial information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed on January 1, 2022, and January 1, 2023, respectively, nor is it necessarily indicative of future operating results of the combined entity. The pro forma results do not include cost savings anticipated as a result of the transaction. The pro forma results include adjustments which relate primarily to DD&A, which is based on the unit-of-production method, resulting from the purchase price allocated to oil and gas properties as well as adjustments for the timing of transaction costs and tax impacts. We believe the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected.
QatarEnergy LNG NFS(3) (NFS3)
During 2022, we were awarded a 25 percent interest in NFS3, a new joint venture with QatarEnergy, to participate in the North Field South (NFS) LNG project. Formation of NFS3 closed during 2023. NFS3 has a 25 percent interest in the NFS project and is reported as an equity method investment in our Europe, Middle East and North Africa segment. See Note 4.

89	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
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

Contingent Payments
We recorded contingent payments related to the previous dispositions of our working interests in the Foster Creek Christina Lake Partnership and western Canada gas assets, and our San Juan assets. Contingent payments were recorded as (gain) loss on disposition on our consolidated income statement and reflected within our Canada and Lower 48 segments. In our Canada segment, the contingent payment, calculated and paid quarterly, was $6 million CAD for every $1 CAD by which the WCS quarterly average crude oil price exceeded $52 CAD per barrel. In our Lower 48 segment, the contingent payment, paid annually, was calculated monthly at $7 million per month when the U.S. Henry Hub natural gas price was at or above $3.20 per MMBTU. The term of contingent payments in our Canada segment ended in the second quarter of 2022 and the term of contingent payments in our Lower 48 segment ended at the end of 2023. Contingent payments recorded in the years 2023 and 2022 were $7 million and $451 million, respectively.

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

QatarEnergy LNG NFE(4) (NFE4)
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

In March 2022, we completed the divestiture of our subsidiaries that held our Indonesia assets and operations, and based on an effective date of January 1, 2021, we received net proceeds of $731 million after customary adjustments and recognized a $534 million before-tax and $462 million after-tax gain related to this transaction. Together, the subsidiaries sold indirectly held our 54 percent interest in the Indonesia Corridor Block PSC and 35 percent shareholding in the Transasia Pipeline Company. At the time of the disposition, the net carrying value was approximately $0.2 billion, excluding $0.2 billion of cash and restricted cash. The net book value consisted primarily of $0.3 billion of PP&E and $0.1 billion of ARO. The before-tax earnings associated with the subsidiaries sold, excluding the gain on disposition noted above, was $138 million for the year ended December 31, 2022. Results of operations for the Indonesia interests sold were reported in our Asia Pacific segment.

ConocoPhillips 2024 10-K	90

Notes to Consolidated Financial Statements	Table of Contents
Note 4—Investments, Loans and Long-Term Receivables
Components of investments and long-term receivables at December 31 were:

	Millions of Dollars
	2024	2023
Equity investments	$8,611	7,905
Long-term receivables	113	143
Long-term investments in debt securities	1,055	989
Other investments	90	93
	$9,869	9,130
Equity Investments
Affiliated companies in which we had a significant equity investment at December 31, 2024, included:
•APLNG—47.5 percent owned joint venture with Origin Energy (27.5 percent) and Sinopec (25 percent)—to produce CBM from the Bowen and Surat basins in Queensland, Australia, as well as process and export LNG.
•PALNG—30 percent owned joint venture with Sempra PALNG Holdings, LLC for the development of a large-scale LNG facility for the first phase of the Port Arthur LNG project ("Phase 1"). See Note 3.
•N3—30 percent owned joint venture with an affiliate of QatarEnergy (68.5 percent) and Mitsui & Co., Ltd. (1.5 percent)—produces and liquefies natural gas from Qatar’s North Field, as well as exports LNG.
•NFE4—25 percent owned joint venture with affiliates of QatarEnergy (70 percent) and China National Petroleum Corporation (5 percent)—participant in the North Field East (NFE) LNG project. See Note 3.
•NFS3—25 percent owned joint venture with an affiliate of QatarEnergy (75 percent)—participant in the North Field South LNG project. See Note 3.
Summarized 100 percent earnings information for equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars
	2024	2023	2022
Revenues	$15,286	15,314	18,356
Income (loss) before income taxes	6,446	6,301	8,234
Net income (loss)	4,389	4,214	5,507
Summarized 100 percent balance sheet information for equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars
	2024	2023
Current assets	$4,608	3,827
Noncurrent assets	41,417	39,299
Current liabilities	3,829	3,462
Noncurrent liabilities	16,947	16,665
Our share of income taxes incurred directly by an equity method investee is reported in equity in earnings of affiliates, and as such is not included in income taxes on our consolidated financial statements.
At December 31, 2024, retained earnings included $96 million related to the undistributed earnings of affiliated companies. Dividends received from affiliates were $2,283 million, $2,684 million and $3,045 million in 2024, 2023 and 2022, respectively.

91	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
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
In 2012, APLNG executed an $8.5 billion project finance facility that became non-recourse following financial completion in 2017. The facility is currently composed of a financing agreement with the Export-Import Bank of the United States, a commercial bank facility and two United States Private Placement note facilities. APLNG principal and interest payments commenced in March 2017 and are scheduled to occur bi-annually until September 2030. At December 31, 2024, a balance of $4.0 billion was outstanding on the facilities. See Note 9.
At December 31, 2024, the carrying value of our equity method investment in APLNG was approximately $5.0 billion.

PALNG
PALNG is a joint venture for the development of a large-scale LNG facility. At December 31, 2024, the carrying value of our equity method investment in PALNG was approximately $1.5 billion. See Note 3.
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
NFE4
NFE4 is a joint venture participating in the NFE LNG project. NFE4 has a 12.5 percent interest in the NFE project. See Note 3.

During the second quarter of 2024, we were notified that an affiliate of QatarEnergy transferred a 5 percent joint venture interest in NFE4 to an affiliate of China National Petroleum Corporation. As a result, we have concluded NFE4 is a VIE as it currently requires advances from the joint venture participants to fund the project. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly impact economic performance of NFE4, which involve activities related to the production and commercialization of natural gas, as well as LNG processing and export marketing. As a result, we do not consolidate NFE4, and it is accounted for under the equity method. As of December 31, 2024, the carrying value of our equity is included in the total carrying value of our equity method investments in Qatar. This equity together with the guarantee is the only financial support that we have provided NFE4. See Note 9.

NFS3
NFS3 is a joint venture participating in the NFS LNG project. NFS3 has a 25 percent interest in the NFS project. See Note 3.

At December 31, 2024, the carrying value of our equity method investments in Qatar was approximately $1.4 billion.

Loans
As part of our normal ongoing business operations and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans to certain affiliated and non-affiliated companies.
At December 31, 2024, there were no outstanding loans to affiliated companies.

ConocoPhillips 2024 10-K	92

Notes to Consolidated Financial Statements	Table of Contents
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

Note 6—Suspended Wells and Exploration Expenses
The following table reflects the net changes in suspended exploratory well costs during 2024, 2023 and 2022:

	Millions of Dollars
	2024	2023	2022

Beginning balance	$184	527	660
Additions pending the determination of proved reserves	32	—	5
Reclassifications to proved properties	(2)	(285)	(7)
Charged to dry hole expense	(18)	(58)	(131)
Ending balance	$196	184	527
The following table provides an aging of suspended well balances at December 31:

	Millions of Dollars
	2024	2023	2022

Exploratory well costs capitalized for a period of one year or less	$33	—	15
Exploratory well costs capitalized for a period greater than one year	163	184	512
Ending balance	$196	184	527

Number of projects with exploratory well costs capitalized for a period greater than one year	13	14	17
The following table provides a further aging of those exploratory well costs that have been capitalized for more than one year since the completion of drilling as of December 31, 2024:

	Millions of Dollars
		Suspended Since
	Total	2021-2023	2018-2020	2017 and Prior
WL4-00—Malaysia(1)	36	12	24	—
West Willow—Alaska(2)	30	—	30	—
PL891—Norway(2)	28	—	28	—
Narwhal Trend—Alaska(1)	25	—	25	—
Montney—Canada(2)	14	7	7	—
Other of $10 million or less each(1)(2)	30	—	—	30
Total	$163	19	114	30
(1)Appraisal drilling complete; costs being incurred to assess development.
(2)Additional appraisal wells planned.

93	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
Exploration Expenses
The charges discussed below are included in the “Exploration expenses” line on our consolidated income statement.

2024
In our Europe, Middle East and North Africa segment, we recorded approximately $40 million before-tax as dry hole expenses, which included $22 million for two partner operated exploration wells in the Alvheim area in the Norwegian sector of the North Sea, and $18 million for the Busta suspended discovery well on license PL782S in the North Sea.

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

ConocoPhillips 2024 10-K	94

Notes to Consolidated Financial Statements	Table of Contents
Note 7—Asset Retirement Obligations and Accrued Environmental Costs
Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2024	2023

Asset retirement obligations	$8,215	7,227
Accrued environmental costs	206	184
Total asset retirement obligations and accrued environmental costs	8,421	7,411
Asset retirement obligations and accrued environmental costs due within one year*	(332)	(191)
Long-term asset retirement obligations and accrued environmental costs	$8,089	7,220
*Classified as a current liability on the balance sheet under “Other accruals.”
Asset Retirement Obligations
We record the fair value of a liability for an ARO when it is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, we capitalize the associated asset retirement cost by increasing the carrying amount of the related PP&E. Over time, the liability increases for the change in its present value, while the capitalized cost depreciates over the useful life of the related asset. If in subsequent periods, our estimate of this liability changes, we will record an adjustment to both the liability and PP&E. Changes to estimated liabilities for assets that are no longer producing are recorded as impairment.
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
During 2024 and 2023, our overall ARO changed as follows:

	Millions of Dollars
	2024	2023

Balance at January 1	$7,227	6,380
Accretion of discount	319	278
New obligations, including acquisitions	926	257
Changes in estimates of existing obligations	140	484
Spending on existing obligations	(182)	(119)
Property dispositions	(6)	(27)
Foreign currency translation	(209)	(26)
Balance at December 31	$8,215	7,227
Accrued Environmental Costs
Total accrued environmental costs at December 31, 2024 and 2023, were $206 million and $184 million, respectively.
We had accrued environmental costs of $139 million and $112 million at December 31, 2024 and 2023, respectively, related to remediation activities in the U.S. and Canada. We had also accrued in Corporate and Other $56 million and $55 million of environmental costs associated with sites no longer in operation at December 31, 2024 and 2023, respectively. In addition, December 31, 2024 and 2023, included a $11 million and $17 million accrual, respectively, where the company has been named a potentially responsible party under the CERCLA, or similar state laws. Accrued environmental liabilities are expected to be paid over periods extending up to 30 years.
Expected expenditures for environmental obligations acquired in various business combinations are discounted using a weighted-average 5 percent discount factor, resulting in an accrued balance for acquired environmental liabilities of $112 million at December 31, 2024. The total expected future undiscounted payments related to the portion of the accrued environmental costs that have been discounted are $158 million.

95	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 8—Debt
Long-term debt at December 31 was:

	Millions of Dollars
	2024	2023
2.125% Notes due 2024	—	461
3.35% Notes due 2024	—	265
2.4% Notes due 2025	366	366
8.2% Debentures due 2025	134	134
3.35% Notes due 2025	199	199
6.875% Debentures due 2026	67	67
7.8% Debentures due 2027	120	203
4.4% Notes due 2027	424	—
3.75% Notes due 2027	196	196
4.3% Notes due 2028	223	223
7.375% Debentures due 2029	66	92
7.0% Debentures due 2029	95	112
5.3% Notes due 2029	86	—
6.95% Notes due 2029	705	1,195
4.7% Notes due 2030	1,350	—
8.125% Notes due 2030	207	390
2.4% Notes due 2031	227	227
7.2% Notes due 2031	447	447
7.25% Notes due 2031	268	400
7.4% Notes due 2031	232	382
4.85% Notes due 2032	650	—
6.8% Notes due 2032	180	—
5.9% Notes due 2032	505	505
5.05% Notes due 2033	1,000	1,000
5.70% Notes due 2034	103	—
4.15% Notes due 2034	246	246
5.00% Notes due 2035	1,250	—
5.95% Notes due 2036	326	326
5.951% Notes serially maturing 2022 through 2037	573	603
6.6% Notes due 2037	335	—
5.9% Notes due 2038	350	350
6.5% Notes due 2039	1,588	1,588
3.758% Notes due 2042	785	785
4.3% Notes due 2044	750	750
5.20% Notes due 2045	186	—
5.95% Notes due 2046	329	329
7.9% Debentures due 2047	60	60
4.875% Notes due 2047	319	319
4.85% Notes due 2048	219	219
3.8% Notes due 2052	1,100	1,100
5.3% Notes due 2053	1,100	1,100
5.55% Notes due 2054	1,000	1,000
5.500% Notes due 2055	1,300	—
4.025% Notes due 2062	1,770	1,770
5.70% Notes due 2063	700	700
5.65% Notes due 2065	650	—

ConocoPhillips 2024 10-K	96

Notes to Consolidated Financial Statements	Table of Contents

Marine Terminal Revenue Refunding Bonds due 2031 at 1.78% – 4.80% during 2024 and 1.65% – 4.70% during 2023	265	265
Industrial Development Bonds due 2035 at 1.78% – 4.22% during 2024 and 1.85% – 4.70% during 2023	18	18
St. John the Baptist Parish, State of Louisiana—Revenue Refunding Bonds due 2037[1]: $200 at 2.20%, $200 at 2.375%, $200 at 4.05%, $400 at 3.30%[1]	1,000	—
Other	16	21
Debt at face value	24,085	18,413
Finance leases	940	1,129
Net unamortized premiums, discounts and debt issuance costs	(701)	(605)
Total debt	24,324	18,937
Short-term debt	(1,035)	(1,074)
Long-term debt	$23,289	17,863
1Future mandatory purchase dates for these bonds: July 1, 2026 for the 2.20% bonds of $200 million, 2.375% bonds of $200 million, 4.05% bonds of $200 million and July 3, 2028 for the 3.30% bonds of $400 million. Subsequent to the mandatory purchase dates, we will also have the right to remarket these bonds any time up to the 2037 maturity date.
The principal amounts of long-term debt, excluding finance lease obligations, maturing in 2025 through 2029 are: $735 million, $704 million, $778 million, $664 million and $997 million, respectively.

2024
In the fourth quarter of 2024, we acquired Marathon Oil and assumed its outstanding debt upon close. Shortly thereafter, we launched and completed concurrent debt transactions consisting of: tender offers to repurchase certain existing Marathon Oil and ConocoPhillips debt for cash (with priority for Marathon Oil debt assumed), an obligor exchange offer to retire certain Marathon Oil debt in exchange for new ConocoPhillips debt, new debt issuances to fund the repurchase tender offers and the remarketing of available municipal bonds. See Note 3.

Marathon Oil Debt Assumed at Fair Value
In November 2024, we completed the acquisition of Marathon Oil. As part of the acquisition, we assumed Marathon Oil's publicly traded debt, with an outstanding principal balance of $4.6 billion, which was recorded at fair value of $4.7 billion. See Note 3.
•4.4% Notes due 2027 with principal amount of $1,000 million
•5.3% Notes due 2029 with principal amount of $600 million
•6.8% Notes due 2032 with principal amount of $550 million
•5.7% Notes due 2034 with principal amount of $600 million
•6.6% Notes due 2037 with principal amount of $750 million
•5.2% Notes due 2045 with principal amount of $500 million
•St. John the Baptist Parish, State of Louisiana—Revenue Refunding Bonds due 2037 with future mandatory purchase dates of July 1, 2026:
◦2.20% Bonds with principal amount of $200 million
◦2.375% Bonds with principal amount of $200 million
◦4.05% Bonds with principal amount of $200 million

97	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
Repurchase Offers
In December 2024, we completed tender offers through which we repurchased a total of $3,768 million in aggregate principal amount of debt as listed below. We paid premiums above face value of $283 million to repurchase these debt instruments.

Marathon Oil Debt Repurchased:
•4.4% Notes due 2027 partial repurchase of $576 million
•5.3% Notes due 2029 partial repurchase of $514 million
•6.8% Notes due 2032 partial repurchase of $370 million
•5.7% Notes due 2034 partial repurchase of $497 million
•6.6% Notes due 2037 partial repurchase of $415 million
•5.2% Notes due 2045 partial repurchase of $314 million

ConocoPhillips Debt Repurchased:
•7.8% Debentures due 2027 with principal amount of $203 million (partial repurchase of $83 million)
•7.0% Debentures due 2029 with principal amount of $112 million (partial repurchase of $17 million)
•7.375% Debentures due 2029 with principal amount of $92 million (partial repurchase of $26 million)
•6.95% Notes due 2029 with principal amount of $1,195 million (partial repurchase of $490 million)
•8.125% Notes due 2030 with principal amount of $390 million (partial repurchase of $183 million)
•7.4% Notes due 2031 with principal amount of $382 million (partial repurchase of $151 million)
•7.25% Notes due 2031 with principal amount of $400 million (partial repurchase of $132 million)

Exchange Offer
Concurrently in December 2024, we completed a debt exchange offer through which $863 million in aggregate principal of existing Marathon Oil notes were tendered and accepted in exchange for $862 million of new ConocoPhillips notes. The debt exchange offers were treated as debt modifications for accounting purposes resulting in a portion of the unamortized debt discount and premiums of the existing notes being allocated to the new notes on the settlement dates of the exchange offers. No premiums were paid to bondholders in this exchange offer.

The notes tendered and accepted in the exchange offers were:
•4.4% Notes due 2027 partial exchange of $228 million
•5.3% Notes due 2029 partial exchange of $59 million
•6.8% Notes due 2032 partial exchange of $102 million
•5.7% Notes due 2034 partial exchange of $63 million
•6.6% Notes due 2037 partial exchange of $259 million
•5.2% Notes due 2045 partial exchange of $151 million

New Debt Issuance
In December 2024, we issued new debt of $5.2 billion through our universal shelf registration statement and prospectus supplement consisting of the following new notes and used the proceeds to repurchase existing debt as discussed:
•4.7% Notes due 2030 with principal of $1,350 million
•4.85% Notes due 2032 with principal of $650 million
•5.0% Notes due 2035 with principal of $1,250 million
•5.5% Notes due 2055 with principal of $1,300 million
•5.65% Notes due 2065 with principal of $650 million

Municipal Bonds Reoffering and Issuance
We completed a $400 million remarketing of sub-series 2017C bonds that are part of the $1 billion St. John the Baptist Parish, State of Louisiana—Revenue Refunding Bonds Series 2017. The bonds are subject to an interest rate of 3.30% and a mandatory purchase date of July 3, 2028.

As a result of the concurrent debt transactions as described above, we recognized a net loss on debt extinguishments of $173 million which is included in the "Other expenses" line on our consolidated income statement.

Other Debt Activity
Apart from the concurrent debt transactions discussed above, in November 2024, the company retired $265 million principal amount of our 3.35% Notes at maturity and in March 2024, the company retired $461 million principal amount of our 2.125% Notes at maturity.

ConocoPhillips 2024 10-K	98

Notes to Consolidated Financial Statements	Table of Contents
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

Repurchase Tender Offers
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

Revolving Credit Facility and Credit Rating Information
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
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at December 31, 2024 and December 31, 2023.
For information on Finance Leases, see Note 14.
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

99	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
At both December 31, 2024 and 2023, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis, therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

Note 9—Guarantees
At December 31, 2024, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At December 31, 2024, we had outstanding multiple guarantees in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing December 2024 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee to be six years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At December 31, 2024, the carrying value of this guarantee was approximately $14 million.
•In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy Limited in October 2008, we agreed to reimburse Origin Energy Limited for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements. The final guarantee expires in the fourth quarter of 2041. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $610 million ($1.0 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 12 to 21 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $480 million and would become payable if APLNG does not perform. At December 31, 2024, the carrying value of these guarantees was approximately $34 million.
QatarEnergy LNG Limited Guarantee
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in NFE4 and NFS3. This guarantee has an approximate 30-year term with no maximum limit. At December 31, 2024, the carrying value of this guarantee was approximately $14 million.

Equatorial Guinea Guarantees
We have guaranteed payment obligations as a shareholder in both Equatorial Guinea LNG Operations, S.A., a fully owned subsidiary of Equatorial Guinea LNG Holdings Limited, and Alba Plant LLC with regard to certain agreements to process third-party gas. These guarantees have three years remaining, and the maximum potential future payments related to these guarantees is approximately $116 million. At December 31, 2024, the carrying value of these guarantees was approximately $4 million.

ConocoPhillips 2024 10-K	100

Notes to Consolidated Financial Statements	Table of Contents
Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $570 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of one to five years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties. At December 31, 2024, there was no carrying value associated with these guarantees.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnifications at December 31, 2024, was approximately $20 million. Those related to environmental issues have terms that are generally indefinite and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 10 for additional information about environmental liabilities.
Note 10—Contingencies and Commitments
A number of lawsuits involving a variety of claims arising in the ordinary course of business have been filed against ConocoPhillips. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the low end of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. We accrue receivables for insurance or other third-party recoveries when applicable. With respect to income tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain. See Note 16, for additional information about income tax-related contingencies.
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

101	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
Although liability of those potentially responsible for environmental remediation costs is generally joint and several for federal sites and frequently so for other sites, we are usually only one of many companies cited at a particular site. Due to the joint and several liabilities, we could be responsible for all cleanup costs related to any site at which we have been designated as a potentially responsible party. We have been successful to date in sharing cleanup costs with other financially sound companies. Many of the sites at which we are potentially responsible are still under investigation by the U.S. EPA or the agency concerned. Prior to actual cleanup, those potentially responsible normally assess the site conditions, apportion responsibility and determine the appropriate remediation. In some instances, we may have no liability or may attain a settlement of liability. Where it appears that other potentially responsible parties may be financially unable to bear their proportional share, we consider this inability in estimating our potential liability, and we adjust our accruals accordingly. As a result of various acquisitions in the past, we assumed certain environmental obligations. Some of these environmental obligations are mitigated by indemnifications made by others for our benefit, and some of the indemnifications are subject to dollar limits and time limits.
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
See Note 7 for a summary of our accrued environmental liabilities.
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

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at December 31, 2024, we had performance obligations secured by letters of credit of $278 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
In 2007, the government of Venezuela expropriated ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures, as well as the offshore Corocoro development project. In response, ConocoPhillips initiated international arbitration proceedings before the ICSID. In March 2019, an ICSID tribunal unanimously ordered the government of Venezuela to pay ConocoPhillips approximately $8.7 billion (later reduced to $8.5 billion) plus interest for the unlawful expropriation of the projects. On January 22, 2025, an ICSID annulment committee dismissed Venezuela’s application to annul the tribunal’s decision and upheld the $8.5 billion award plus interest in full. Separate arbitrations before the ICC resulted in additional awards against PDVSA and three of its affiliates, including an award for approximately $2 billion plus interest, for the Hamaca and Petrozuata projects, and a $33 million award, for the Corocoro project, plus interest. As of December 31, 2024, the company has received approximately $787 million in connection with the first ICC award. Collection actions for all three awards are ongoing.

ConocoPhillips has ensured that all actions related to these arbitration awards meet all appropriate U.S. regulatory requirements, including those related to any applicable sanctions imposed by the U.S. against Venezuela.

ConocoPhillips 2024 10-K	102

Notes to Consolidated Financial Statements	Table of Contents
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

Several Louisiana parishes and the State of Louisiana have filed numerous lawsuits under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA) against oil and gas companies, including ConocoPhillips, seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. ConocoPhillips entities are defendants in several of the lawsuits and will vigorously defend against them. On October 17, 2022, the Fifth Circuit affirmed remand of the lead case to state court and the subsequent request for rehearing was denied. Accordingly, the federal district courts have issued remands to state court. Because Plaintiffs’ SLCRMA theories are unprecedented, there is uncertainty about these claims (both as to scope and damages) and we continue to evaluate our exposure in these lawsuits.
In October 2020, the Bureau of Safety and Environmental Enforcement (BSEE) ordered the prior owners of Outer Continental Shelf (OCS) Lease P-0166, including ConocoPhillips, to decommission the lease facilities, including two offshore platforms located near Carpinteria, California. This order was sent after the current owner of OCS Lease P-0166 relinquished the lease and abandoned the lease platforms and facilities. BSEE’s order to ConocoPhillips is premised on its connection to Phillips Petroleum Company, a legacy company of ConocoPhillips, which held a historical 25 percent interest in this lease and operated these facilities but sold its interest over 30 years ago. ConocoPhillips continues to evaluate its exposure in this matter.
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
Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of financing arrangements. The agreements typically provide for natural gas or crude oil transportation and LNG purchase commitments. The fixed and determinable portion of the remaining estimated payments under these various agreements as of December 31, 2024 are: 2025—$6 million; 2026—$6 million; 2027—$6 million; 2028—$397 million; 2029—$558 million; and 2030 and after—$10.3 billion. Generally, variable components of these obligations include commodity futures prices and inflation rates. Purchases of LNG under these commitments are expected to be offset in the same or approximately same periods by cash received from the related sales transactions. Total payments under these agreements were $24 million in 2024, $26 million in 2023 and $26 million in 2022.

103	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
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
The following table presents the gross fair values of our commodity derivatives, excluding collateral, on our consolidated balance sheet:

	Millions of Dollars
	2024	2023
Assets
Prepaid expenses and other current assets	$394	611
Other assets	94	113
Liabilities
Other accruals	397	567
Other liabilities and deferred credits	83	80
The gains (losses) from commodity derivatives included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	2024	2023	2022

Sales and other operating revenues	$133	86	(88)
Other income	(4)	(6)	(5)
Purchased commodities	(133)	(90)	(91)
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)
	2024	2023
Commodity
Natural gas and power (BCF equivalent)
Fixed price	(17)	(12)
Basis	—	(2)

ConocoPhillips 2024 10-K	104

Notes to Consolidated Financial Statements	Table of Contents
Interest Rate Derivative Instruments
In 2023, PALNG executed interest rate swaps that had the effect of converting 60 percent of the projected term loans outstanding to finance the cost of development and construction of Phase 1 from floating to fixed rate. These swaps were designated and qualified for hedge accounting under ASC Topic 815, “Derivatives and Hedging,” as a cash flow hedge with changes in the fair value of the designated hedging instruments reported as a component of other comprehensive income and to be reclassified into earnings in the same periods that the hedged transactions will affect earnings.

In 2024, PALNG de-designated a portion of the interest rate swaps as a cash flow hedge. Changes in the fair value of the de-designated hedging instruments are reported in the "Equity in earnings of affiliates" line on our consolidated income statement.

For the years ended December 31, 2024, and 2023, we recognized an unrealized loss of $56 million and an unrealized gain of $78 million in other comprehensive income, respectively, related to the hedge accounted swaps. For the year ended December 31, 2024, we recognized $35 million in "Equity in earnings of affiliates" related to the de-designated swaps.

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
The following investments are carried on our consolidated balance sheet at cost, plus accrued interest and the table reflects remaining maturities at December 31, 2024 and 2023:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	2024	2023	2024	2023
Cash	$770	474
Demand Deposits	3,211	1,424
Time Deposits
1 to 90 days	1,364	3,713	1	511
91 to 180 days			5	22
Within one year			6	3
U.S. Government Obligations
1 to 90 days	260	24	—	—
	$5,605	5,635	12	536

105	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at December 31, 2024 and 2023:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments		Investments and Long-Term Receivables
	2024	2023	2024	2023	2024	2023
Major Security Type
Corporate Bonds	$—	—	338	201	612	606
Commercial Paper	2	—	77	131
U.S. Government Obligations	—	—	43	89	218	189
U.S. Government Agency Obligations			—	5	7	7
Foreign Government Obligations			4	7	12	4
Asset-backed Securities			33	2	205	183
	$2	—	495	435	1,054	989
Cash and cash equivalents and Short-term investments have remaining maturities within one year. Investments and long-term receivables have remaining maturities that vary from greater than one year through four years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale at December 31:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	2024	2023	2024	2023
Major Security Type
Corporate Bonds	$947	806	950	807
Commercial Paper	79	131	79	131
U.S. Government Obligations	262	278	261	278
U.S. Government Agency Obligations	7	12	7	12
Foreign Government Obligations	16	11	16	11
Asset-backed Securities	237	184	238	185
	$1,548	1,422	1,551	1,424
As of December 31, 2024, total unrealized gains for debt securities classified as available for sale with net gains were $5 million and total unrealized losses for debt securities classified as available for sale with net losses were $1 million. As of December 31, 2023, total unrealized gains for debt securities classified as available for sale with net unrealized gains were $5 million. No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.
For the years ended December 31, 2024 and 2023, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $868 million and $983 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.

ConocoPhillips 2024 10-K	106

Notes to Consolidated Financial Statements	Table of Contents
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
Our trade receivables result primarily from our petroleum operations and reflect a broad national and international customer base, which limits our exposure to concentrations of credit risk. The majority of these receivables have payment terms of 30 days or less, and we continually monitor this exposure and the creditworthiness of the counterparties. We may require collateral to limit the exposure to loss, including letters of credit, prepayments and surety bonds, as well as master netting arrangements to mitigate credit risk with counterparties that both buy from and sell to us, as these agreements permit the amounts owed by us or owed to others to be offset against amounts due to us.
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
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at December 31, 2024 and December 31, 2023, was $70 million and $181 million, respectively. For these instruments, no collateral was posted at December 31, 2024 and December 31, 2023. If our credit rating had been downgraded below investment grade at December 31, 2024, we would have been required to post $49 million of additional collateral, either with cash or letters of credit.

107	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 12—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during 2024 or 2023.
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
•Level 3 liabilities include the fair value of future quarterly contingent payments to Total Energies EP Canada Ltd. in connection with the acquisition of the remaining 50 percent working interest in Surmont. Contingent consideration consists of payments up to approximately $0.4 billion CAD over a five-year term ending in the fourth quarter of 2028. The contingent payments represent $2.0 million for every dollar that the monthly WCS average pricing exceeds $52 per barrel. The terms include adjustments related to not achieving certain production targets. The fair value of the contingent consideration as of December 31, 2024 is calculated using the income approach and is largely based on the estimated commodity price outlook using a combination of external pricing service companies' and our internal price outlook (unobservable input) and a discount rate consistent with those used by principal market participants (observable input). Impact of other unobservable inputs on the fair value as of December 31, 2024 was not significant.
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in debt securities	$261	1,290	—	1,551	278	1,146	—	1,424
Commodity derivatives	201	252	35	488	308	301	115	724
Total assets	$462	1,542	35	2,039	586	1,447	115	2,148

Liabilities
Commodity derivatives	$275	160	45	480	350	283	14	647
Contingent consideration	—	—	145	145	—	—	312	312
Total liabilities	$275	160	190	625	350	283	326	959

ConocoPhillips 2024 10-K	108

Notes to Consolidated Financial Statements	Table of Contents
The range and arithmetic average of the significant unobservable input used in the Level 3 fair value measurement was as follows:

	Fair Value (Millions of Dollars)	Valuation Technique	Unobservable Input	Range (Arithmetic Average)
Contingent Consideration - Surmont as of:
December 31, 2024	$145	Discounted cash flow	Commodity price outlook* ($/BOE)	$48.63 - $57.53 ($53.38)
December 31, 2023	312			$45.48 - $63.04 ($57.45)
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

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
December 31, 2024
Assets	$488	—	488	278	210	—	210
Liabilities	480	—	480	278	202	73	129

December 31, 2023
Assets	$724	39	685	375	310	4	306
Liabilities	647	34	613	375	238	47	191
At December 31, 2024 and December 31, 2023, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.
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

109	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	2024	2023	2024	2023
Financial assets
Commodity derivatives	210	345	210	345
Investments in debt securities	1,551	1,424	1,551	1,424
Financial liabilities
Total debt, excluding finance leases	23,384	17,808	22,997	18,621
Commodity derivatives	129	225	129	225
Note 13—Equity
Common Stock
The changes in our shares of common stock, as categorized in the equity section of the balance sheet, were:

	Shares
	2024	2023	2022
Issued
Beginning of year	2,103,772,516	2,100,885,134	2,091,562,747
Acquisition of Marathon Oil	142,941,624	—	—
Distributed under benefit plans	3,958,594	2,887,382	9,322,387
End of year	2,250,672,734	2,103,772,516	2,100,885,134

Held in Treasury
Beginning of year	925,670,961	877,029,062	789,319,875
Repurchase of common stock	49,135,049	48,641,899	87,709,187
End of year	974,806,010	925,670,961	877,029,062
Preferred Stock
We have authorized 500 million shares of preferred stock, par value $0.01 per share, none of which was issued or outstanding at December 31, 2024 or 2023.
Repurchase of Common Stock
In late 2016, we initiated our current share repurchase program. In October 2024, our Board of Directors approved an increase from our prior authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate purchases. Since inception of our current program, shares repurchased totaled 433 million shares at a cost of $34.3 billion through the end of December 2024.

In 2021, we began a paced monetization of our CVE common shares, the proceeds of which have been applied to share repurchases. In 2022, we sold our remaining 91 million CVE common shares.

ConocoPhillips 2024 10-K	110

Notes to Consolidated Financial Statements	Table of Contents
Note 14—Non-Mineral Leases
The company primarily leases office buildings and drilling equipment, as well as ocean transport vessels, tugboats, corporate aircraft, and other facilities and equipment. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices, and other leases include payment provisions that vary based on the nature of usage of the leased asset. Additionally, the company has executed certain leases that provide it with the option to extend or renew the term of the lease, terminate the lease prior to the end of the lease term, or purchase the leased asset as of the end of the lease term. In other cases, the company has executed lease agreements that require it to guarantee the residual value of certain leased office buildings. For additional information about guarantees, see Note 9. There are no significant restrictions imposed on us by the lease agreements with regard to dividends, asset dispositions or borrowing ability.
We determine if an arrangement is or contains a lease at contract inception. Certain contractual arrangements may contain both lease and non-lease components. Only the lease components of these contractual arrangements are subject to the provisions of ASC Topic 842, and any non-lease components are subject to other applicable accounting guidance; however, we have elected to adopt the optional practical expedient not to separate lease components apart from non-lease components for existing asset classes, except for crude oil and LNG Vessels. For contractual arrangements involving a new leased asset class, we determine at contract inception whether it will apply the optional practical expedient to the new leased asset class.
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

111	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the right-of-use assets and lease liabilities for both the operating and finance leases on our consolidated balance sheet as of December 31:

	Millions of Dollars
	2024		2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right-of-Use Assets
Properties, plants and equipment
Gross		1,983		2,010
Accumulated DD&A		(1,336)		(1,185)
Net PP&E*		647		825
Other assets	1,017		691

Lease Liabilities
Short-term debt**		292		291
Other accruals	329		193
Long-term debt***		648		838
Other liabilities and deferred credits	695		504
Total lease liabilities	$1,024	940	697	1,129
    * Includes proportionately consolidated finance lease assets of $107 million at December 31, 2024 and $134 million at December 31, 2023.
  ** Includes proportionately consolidated finance lease liabilities of $181 million at December 31, 2024 and $175 million at December 31, 2023.
*** Includes proportionately consolidated finance lease liabilities of $259 million at December 31, 2024 and $326 million at December 31, 2023.
The following table summarizes our lease costs:

	Millions of Dollars
	2024	2023	2022
Lease Cost*
Operating lease cost	$325	229	212
Finance lease cost
Amortization of right-of-use assets	173	180	189
Interest on lease liabilities	29	35	32
Short-term lease cost**	49	40	94
Total lease cost***	$576	484	527
* The amounts presented in the table above have not been adjusted to reflect amounts recovered or reimbursed from oil and gas coventurers.
** Short-term leases are not recorded on our consolidated balance sheet.
*** Variable lease cost and sublease income are immaterial for the periods presented and therefore are not included in the table above.
The following table summarizes the lease terms and discount rates as of December 31:

Lease Term and Discount Rate	2024	2023

Weighted-average term (years)
Operating leases	4.41	5.83
Finance leases	4.86	5.73

Weighted-average discount rate (percent)
Operating leases	4.62	4.13
Finance leases	3.40	3.39

ConocoPhillips 2024 10-K	112

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes other lease information:

	Millions of Dollars
	2024	2023	2022
Other Information*
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$248	173	148
Operating cash flows from finance leases	29	33	30
Financing cash flows from finance leases	172	169	166

Right-of-use assets obtained in exchange for operating lease liabilities	$628	355	114
Right-of-use assets obtained in exchange for finance lease liabilities	—	9	256
*The amounts presented in the table above have not been adjusted to reflect amounts recovered or reimbursed from oil and gas coventurers. In addition, pursuant to other applicable accounting guidance, lease payments made in connection with preparing another asset for its intended use are reported in the "Cash Flows From Investing Activities" section of our consolidated statement of cash flows.
The following table summarizes future lease payments for operating and finance leases at December 31, 2024:

	Millions of Dollars
	Operating Leases	Finance Leases
Maturity of Lease Liabilities
2025	$382	354
2026	292	200
2027	160	159
2028	96	177
2029	55	88
Remaining years	121	84
Total	1,106	1,062
Less: portion representing imputed interest	(82)	(122)
Total lease liabilities	$1,024	$940

113	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 15—Employee Benefit Plans
Pension and Postretirement Plans
An analysis of the projected benefit obligations for our pension plans and accumulated benefit obligations for our postretirement health and life insurance plans follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Int’l.	U.S.	Int’l.
Change in Benefit Obligation
Benefit obligation at January 1	$1,525	2,866	1,478	2,776	107	102
Service cost	49	38	51	38	1	1
Interest cost	76	114	77	113	5	5
Plan participant contributions	—	—	—	—	12	14
Plan amendments	—	57	—	—	—	—
Business combinations	237				42
Actuarial (gain) loss	(4)	(202)	40	11	5	22
Benefits paid	(98)	(134)	(121)	(124)	(27)	(37)
Curtailment	8	—	—	—	—	—
Recognition of termination benefits	13	—	—	—	—	—
Foreign currency exchange rate change	—	(148)	—	52	—	—
Benefit obligation at December 31*	$1,806	2,591	1,525	2,866	145	107
*Accumulated benefit obligation portion of above at December 31:	$1,703	2,392	1,414	2,642

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$1,306	3,085	1,179	2,879	—	—
Actual return on plan assets	66	18	129	199	—	—
Company contributions	83	88	119	58	15	23
Plan participant contributions	—	—	—	—	12	14
Business combinations	199
Benefits paid	(98)	(134)	(121)	(124)	(27)	(37)
Foreign currency exchange rate change	—	(150)	—	73	—	—
Fair value of plan assets at December 31	$1,556	2,907	1,306	3,085	—	—
Funded Status	$(250)	316	(219)	219	(145)	(107)

ConocoPhillips 2024 10-K	114

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Int’l.	U.S.	Int’l.

Amounts Recognized in the Consolidated Balance Sheet at December 31
Noncurrent assets	$1	553	—	491	—	—
Current liabilities	(28)	(10)	(16)	(9)	(26)	(24)
Noncurrent liabilities	(223)	(227)	(203)	(263)	(119)	(83)
Total recognized	$(250)	316	(219)	219	(145)	(107)

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.70%	4.90	5.35	4.10	5.60	5.30
Rate of compensation increase	5.00	4.05	5.00	3.65
Interest crediting rate for applicable benefits	4.30		4.20

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	5.35%	4.10	5.65	4.20	5.35	5.65
Expected return on plan assets	5.30	5.40	5.30	5.20
Rate of compensation increase	5.00	3.65	5.00	3.65
Interest crediting rate for applicable benefits	4.20		3.55
For both U.S. and international pension plans, the overall expected long-term rate of return is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. We rely on a variety of independent market forecasts in developing the expected rate of return for each class of assets.
During 2024, the actuarial gains related to the benefit obligations for international plans were primarily related to an increase in the discount rates. During 2023, the actuarial losses related to the benefit obligations for U.S. and international plans were primarily related to a decrease in the discount rates.
The following tables summarize information related to the company's pension plans with projected and accumulated benefit obligations in excess of the fair value of the plans' assets:

	Millions of Dollars
	Pension Benefits
	2024		2023
	U.S.	Int’l.	U.S.	Int’l.

Pension Plans with Projected Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$450	242	1,525	279
Fair value of plan assets	199	6	1,306	6

Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
Accumulated benefit obligation	$425	210	165	243
Fair value of plan assets	199	6	—	6

115	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
Included in accumulated other comprehensive income (loss) at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Int’l.	U.S.	Int’l.

Unrecognized net actuarial loss (gain)	$112	445	123	585	2	3
Unrecognized prior service cost (credit)	—	58	—	1	(21)	(60)

	Millions of Dollars
	Pension Benefits				Other Benefits
	2024		2023		2024	2023
	U.S.	Int’l.	U.S.	Int’l.

Sources of Change in Other Comprehensive Income (Loss)
Net gain (loss) arising during the period	$3	83	30	29	(5)	(22)
Amortization of actuarial loss included in income (loss)*	8	57	18	67	—	(3)
Net change during the period	$11	140	48	96	(5)	(25)

Prior service credit (cost) arising during the period	$—	(57)	—	—	—	—
Amortization of prior service (credit) included in income (loss)	—	—	—	—	(38)	(38)
Net change during the period	$—	(57)	—	—	(38)	(38)
*Includes settlement (gains) losses recognized in 2024 and 2023.
The components of net periodic benefit cost of all defined benefit plans are presented in the following table:

	Millions of Dollars
	Pension Benefits						Other Benefits
	2024		2023		2022		2024	2023	2022
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Service cost	$49	38	51	38	58	47	1	1	1
Interest cost	76	114	77	113	62	77	5	5	4
Expected return on plan assets	(66)	(163)	(58)	(148)	(50)	(124)	—	—	—
Amortization of prior service credit	—	—	—	—	—	(1)	(38)	(38)	(38)
Recognized net actuarial loss (gain)	8	58	12	67	24	11	—	(3)	—
Settlements loss (gain)	—	(1)	6	—	37	—	—	—	—
Curtailment loss (gain)	8	—	—	—	—	—	—	—	—
Net periodic benefit cost	$75	46	88	70	131	10	(32)	(35)	(33)
The components of net periodic benefit cost, other than the service cost component, are included in the “Other expenses” line item on our consolidated income statement.

ConocoPhillips 2024 10-K	116

Notes to Consolidated Financial Statements	Table of Contents
We recognized pension settlement losses of $6 million in 2023 and $37 million in 2022 as lump-sum benefit payments from certain U.S. and international pension plans exceeded the sum of service and interest costs for those plans and led to recognition of settlement losses.
In determining net pension and other postretirement benefit costs, we amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan. For net actuarial gains and losses, we amortize 10 percent of the unamortized balance each year.
We have multiple non-pension postretirement benefit plans for health and life insurance. The health care plans are contributory and subject to various cost sharing features, most with participant and company contributions adjusted annually; the life insurance plans are noncontributory. The measurement of the U.S. pre-65 retiree medical accumulated postretirement benefit obligation assumes a health care cost trend rate of 6.5 percent in 2025 that declines to 5 percent by 2032. The measurement of the U.S. post-65 retiree medical accumulated postretirement benefit obligation assumes a health care cost trend rate of 4.6 percent in 2025 that increases to 5 percent by 2030.
Plan Assets
We follow a policy of broadly diversifying pension plan assets across asset classes and individual holdings. As a result, our plan assets have no significant concentrations of credit risk. Asset classes that are considered appropriate include U.S. equities, non-U.S. equities, U.S. fixed income, non-U.S. fixed income, real estate and private equity investments. Plan fiduciaries may consider and add other asset classes to the investment program from time to time. The target allocations for plan assets, aggregated across U.S. and international plans, are 26 percent in equity securities, 69 percent in debt securities, 4 percent in real estate and 1 percent in other. Generally, the plan investments are publicly traded; therefore, minimizing liquidity risk in the portfolio.
The following is a description of the valuation methodologies used for the pension plan assets. There have been no changes in the methodologies used at December 31, 2024 and 2023.
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

117	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
•A portion of U.S. pension plan assets is held as a participating interest in an insurance annuity contract, which is calculated as the market value of investments held under this contract, less the accumulated benefit obligation covered by the contract. The participating interest is classified as Level 3 in the fair value hierarchy as the fair value is determined via a combination of quoted market prices, recently executed transactions, and an actuarial present value computation for contract obligations. At December 31, 2024, the participating interest in the annuity contract was valued at $42 million and consisted of $113 million in debt securities, less $71 million for the accumulated benefit obligation covered by the contract. At December 31, 2023, the participating interest in the annuity contract was valued at $46 million and consisted of $130 million in debt securities, less $84 million for the accumulated benefit obligation covered by the contract. The participating interest is not available for meeting general pension benefit obligations in the near term. No future company contributions are required and no new benefits are being accrued under this insurance annuity contract.
The fair values of our pension plan assets at December 31, by asset class were as follows:

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2024
Equity securities
U.S.	$5	—	—	5	—	—	—	—
International	38	—	—	38	—	—	—	—
Mutual funds	17	—	—	17	445	77	—	522
Debt securities
Corporate	—	1	—	1	—	—	—	—
Mutual funds	—	—	—	—	451	—	—	451
Private equity funds			3	3
Cash and cash equivalents	—	—	—	—	25	—	—	25
Insurance contracts			4	4
Real estate	—	—	3	3	—	—	136	136
Total in fair value hierarchy	$60	1	10	71	921	77	136	1,134

Investments measured at net asset value*
Equity securities
Common/collective trusts				479				194
Debt securities
Common/collective trusts				938				1,575
Cash and cash equivalents				3				—
Real estate				22				—
Total**	$60	1	10	1,513	921	77	136	2,903
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
**Excludes the participating interest in the insurance annuity contract with a net asset of $42 million and net receivables related to security transactions of $5 million.

ConocoPhillips 2024 10-K	118

Notes to Consolidated Financial Statements	Table of Contents
The fair values of our pension plan assets at December 31, by asset class were as follows:

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2023
Equity securities
U.S.	$6	—	—	6	—	—	—	—
International	35	—	—	35	—	—	—	—
Mutual funds	15	—	—	15	244	276	—	520
Debt securities
Corporate	—	1	—	1	—	—	—	—
Mutual funds	—	—	—	—	421	—	—	421
Cash and cash equivalents	—	—	—	—	25	—	—	25
Derivatives
Real estate	—	—	—	—	—	—	126	126
Total in fair value hierarchy	$56	1	—	57	690	276	126	1,092

Investments measured at net asset value*
Equity securities
Common/collective trusts				300				198
Debt securities
Common/collective trusts				868				1,791
Cash and cash equivalents				6				—
Real estate				28				—
Total**	$56	1	—	1,259	690	276	126	3,081
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
Our funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended. Contributions to foreign plans are dependent upon local laws and tax regulations. In 2025, we expect to contribute approximately $190 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $55 million to our international qualified and nonqualified pension and postretirement benefit plans.

119	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following benefit payments, which are exclusive of amounts to be paid from the insurance annuity contract and which reflect expected future service, as appropriate, are expected to be paid:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

2025	$386	120	21
2026	224	124	19
2027	213	126	17
2028	199	128	16
2029	195	132	15
2030–2034	769	710	63
The following table summarizes our severance accrual activity:

	Millions of Dollars
	2024	2023	2022

Balance at January 1	$12	31	78
Accruals	328	1	1
Benefit payments	(9)	(20)	(48)
Balance at December 31	$331	12	31
In 2024, accruals included severance costs associated with contractual termination benefits applicable to officers and employees of Marathon Oil as of the acquisition date. Of the remaining balance at December 31, 2024, $323 million is classified as short-term. See Note 3.
Defined Contribution Plans
Most U.S. employees are eligible to participate in a defined contribution plan. Company contributions can vary based on employee compensation and contribution elections, whether the employee is accruing benefits in a defined benefit plan and company discretion. Company contributions charged to expense for U.S. defined contribution plans were $152 million in 2024, $151 million in 2023 and $140 million in 2022.
We have several defined contribution plans for our international employees, each with its own terms and eligibility depending on location. Total compensation expense recognized for these international plans was approximately $25 million in 2024, $23 million in 2023 and $24 million in 2022.
Share-Based Compensation Plans
The 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips (Omnibus Plan) was approved by shareholders in May 2023, replacing similar prior plans and providing that no new awards shall be granted under the prior plans. Over its 10-year life, the Omnibus Plan allows the issuance of up to 36 million shares of our common stock for compensation to our employees and directors, but the available shares (i) are reduced by awards granted under the prior plan between the board adoption date (February 15, 2023) and the shareholder approval date (May 16, 2023) and (ii) are increased by any shares of common stock represented by awards granted under the Omnibus Plan or the prior plans that are forfeited, expire or are cancelled without delivery of shares of common stock or which result in the forfeiture of shares of common stock back to the company, excluding shares surrendered in payment of the exercise of a stock option or stock appreciation right, shares not issued in connection with the stock settlement of a stock appreciation right, or shares reacquired by the company using cash proceeds from the exercise of a stock option. The Human Resources and Compensation Committee of our Board of Directors is authorized to determine the types, terms, conditions and limitations of awards granted. Awards may be granted in the form of, but not limited to, stock options, RSUs and performance share units (PSU) to employees and non-employee directors who contribute to the company’s continued success and profitability.

ConocoPhillips 2024 10-K	120

Notes to Consolidated Financial Statements	Table of Contents
Total share-based compensation expense is measured using the grant date fair value for our equity-classified awards and the settlement date fair value for our liability-classified awards. We recognize share-based compensation expense over the shorter of the service period (i.e., the stated period of time required to earn the award) or, for awards that provide for retirement-based vesting, the period beginning at the start of the service period and ending upon the date when an employee first becomes eligible for retirement vesting under award terms. Other than certain retention awards, our share-based compensation programs generally provide accelerated vesting in whole or in part (i.e., a waiver of the remaining period of service required to earn an award) for awards held by employees at the time of their retirement. Some of our share-based awards vest ratably (i.e., portions of the award vest at different times) while some of our awards cliff vest (i.e., all of the award vests at the same time). We recognize expense on a straight-line basis over the service period for the entire award, whether the award was granted with ratable or cliff vesting.
Compensation Expense—Total share-based compensation expense recognized in net income (loss) and the associated tax benefit were:

	Millions of Dollars
	2024	2023	2022

Compensation cost	$268	334	377
Tax benefit	67	84	95
Stock Options—Stock options granted under the provisions of the Omnibus Plan and prior plans permit purchase of our common stock at exercise prices equivalent to the average fair market value of ConocoPhillips common stock on the date the options were granted. The options have terms of 10 years and generally vest ratably on the first, second and third anniversaries of the date of grant. Options awarded to certain employees already eligible for retirement vest within six months of the grant date, but those options do not become exercisable until the end of the normal vesting period. Beginning in 2018, stock option grants were discontinued.
The following summarizes our stock option activity for the year ended December 31, 2024:

			Millions of Dollars
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2023	3,264,675	$52.55	$209
Exercised	(1,213,600)	68.42	63
Expired or cancelled	—	—
Outstanding at December 31, 2024	2,051,075	$43.16	$113
Vested at December 31, 2024	2,051,075	$43.16	$113
Exercisable at December 31, 2024	2,051,075	$43.16	$113
The weighted-average remaining contractual term of outstanding options, vested options and exercisable options at December 31, 2024, were all 1.47 years. The aggregate intrinsic value of options exercised was $58 million in 2023 and $308 million in 2022.
During 2024, we received $83 million in cash and realized a tax benefit of $13 million from the exercise of options. At December 31, 2024, all outstanding stock options were fully vested and there was no remaining compensation cost to be recorded.
Stock Unit Programs—RSUs granted annually under the provisions of the Omnibus Plan and the general and executive RSU programs vest in one installment on the third anniversary of the grant date. RSUs granted under the Omnibus Plan for a variable long-term incentive retention program vest ratably on the first, second and third anniversaries of the grant date. RSUs are also granted ad hoc to attract or retain key personnel, or assumed as a result of an acquisition, and the terms and conditions under which these RSUs vest vary by award.

121	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
Stock-Settled
Upon vesting, these RSUs are settled by issuing one share of ConocoPhillips common stock per unit. Units awarded to retirement eligible employees under the general and executive RSU programs may vest earlier; however, those units are not settled through the issuance of common stock until after the earlier of separation from the company or the end of the regularly scheduled vesting period. Until issued as stock, most recipients of the RSUs receive a cash payment of a dividend equivalent or an accrued reinvested dividend equivalent that is charged to retained earnings. The grant date fair market value of these RSUs is deemed equal to the average ConocoPhillips stock price on the grant date. The grant date fair market value of RSUs that do not receive a dividend equivalent while unvested is deemed equal to the average ConocoPhillips stock price on the grant date, less the net present value of the estimated dividends that will not be received.
The following summarizes our stock-settled stock RSU activity for the year ended December 31, 2024:

	Stock Units	Weighted-Average Grant Date Fair Value	Millions of Dollars
			Total Fair Value

Outstanding at December 31, 2023	7,093,690	$76.78
Granted	3,161,899	109.79
Forfeited	(113,163)	104.34
Issued	(3,670,653)	54.79	$410
Outstanding at December 31, 2024	6,471,773	$104.89
Not Vested at December 31, 2024	4,508,368	$105.31
At December 31, 2024, the remaining unrecognized compensation cost from the unvested stock-settled RSUs was $212 million, which will be recognized over a weighted-average period of 1.63 years, the longest period being 3 years. The weighted-average grant date fair value of stock-settled RSUs granted during 2023 and 2022 was $110.91 and 90.57, respectively. The total fair value of stock-settled RSUs issued during 2023 and 2022 was $284 million and $193 million, respectively.
Cash-Settled
Cash-settled executive RSUs granted in 2018 and 2019 replaced the stock option program. These RSUs, subject to elections to defer, were settled in cash equal to the fair market value of a share of ConocoPhillips common stock per unit on the settlement date and are classified as liabilities on the balance sheet. Executive RSUs awarded to retirement eligible employees may vest earlier; however, those units were not settled until after the earlier of separation from the company or the end of the regularly scheduled vesting period. Compensation expense was initially measured using the average fair market value of ConocoPhillips common stock and was subsequently adjusted, based on changes in the ConocoPhillips stock price through the end of each subsequent reporting period, through the settlement date. Recipients received an accrued reinvested dividend equivalent that was charged to compensation expense. The accrued reinvested dividend was paid at the time of settlement, subject to the terms and conditions of the award.
There was no cash-settled stock unit activity and no remaining unrecognized compensation cost to be recorded for the unvested cash-settled units for the year ended December 31, 2024 and December 31, 2023. The total fair value of cash-settled executive RSUs issued during 2022 was $21 million.
Performance Share Program—Under the Omnibus Plan, we also annually grant restricted PSUs to senior management. These PSUs are authorized three years prior to their effective grant date (the performance period). Compensation expense is initially measured using the average fair market value of ConocoPhillips common stock and is subsequently adjusted, based on changes in the ConocoPhillips stock price through the end of each subsequent reporting period, through the grant date for stock-settled awards and the settlement date for cash-settled awards.

ConocoPhillips 2024 10-K	122

Notes to Consolidated Financial Statements	Table of Contents
Stock-Settled
Stock-settled PSUs are settled by issuing one share of ConocoPhillips common stock per unit. For performance periods beginning before 2009, PSUs do not vest until the employee becomes eligible for retirement by reaching age 55 with five years of service, and restrictions do not lapse until the employee separates from the company. With respect to awards for performance periods beginning in 2009 through 2012, PSUs do not vest until the earlier of the date the employee becomes eligible for retirement by reaching age 55 with five years of service or five years after the grant date of the award, and restrictions do not lapse until the earlier of the employee’s separation from the company or five years after the grant date (although recipients can elect to defer the lapsing of restrictions until separation). We recognize compensation expense for these awards beginning on the grant date and ending on the date the PSUs are scheduled to vest. Because these awards are authorized three years prior to the effective grant date, for employees eligible for retirement by or shortly after the grant date, we recognize compensation expense over the period beginning on the date of authorization and ending on the date of grant. Until issued as stock, recipients of the stock-settled PSUs issued prior to 2013 receive a cash payment of a dividend equivalent that is charged to retained earnings. Beginning in 2013, stock-settled PSUs authorized for future grants will vest upon settlement following the conclusion of the three-year performance period. We recognize compensation expense over the period beginning on the date of authorization and ending on the conclusion of the performance period. Until issued as stock, recipients of these PSUs receive an accrued reinvested dividend equivalent that is charged to compensation expense.

The following summarizes our stock-settled Performance Share Program activity for the year ended December 31, 2024:

		Weighted-Average Grant Date Fair Value	Millions of Dollars
	Stock Units		Total Fair Value

Outstanding at December 31, 2023	962,818	$50.79
Granted	10,722	110.39
Forfeited	—	—
Issued	(199,037)	54.17	$23
Outstanding at December 31, 2024	774,503	$50.75
At December 31, 2024, there was no remaining unrecognized compensation cost to be recorded on the unvested stock-settled performance shares. The weighted-average grant date fair value of stock-settled PSUs granted during 2023 and 2022 was $112.50 and $91.58, respectively. The total fair value of stock-settled PSUs issued during 2023 and 2022 was $29 million and $21 million, respectively.
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
Beginning in 2013, cash-settled PSUs vest upon settlement following the conclusion of the three-year performance period. We recognize compensation expense over the period beginning on the date of authorization and ending at the conclusion of the performance period. These PSUs will be settled in cash equal to the fair market value of a share of ConocoPhillips common stock per unit on the settlement date and are classified as liabilities on the balance sheet. For performance periods beginning before 2018, during the performance period, recipients of the PSUs do not receive a cash payment of a dividend equivalent, but after the performance period ends, until settlement in cash occurs, recipients of the PSUs receive a cash payment of a dividend equivalent that is charged to compensation expense. For the performance periods beginning in 2018 or later, recipients of the PSUs receive an accrued reinvested dividend equivalent that is charged to compensation expense. The accrued reinvested dividend is paid at the time of settlement, subject to the terms and conditions of the award.

123	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following summarizes our cash-settled Performance Share Program activity for the year ended December 31, 2024:

		Weighted-Average Grant Date Fair Value	Millions of Dollars
	Stock Units		Total Fair Value

Outstanding at December 31, 2023	100,870	$116.68
Granted	1,535,539	110.39
Settled	(1,546,826)	110.41	$171
Outstanding at December 31, 2024	89,583	$98.20
At December 31, 2024, all outstanding cash-settled performance awards were fully vested and there was no remaining compensation cost to be recorded. The weighted-average grant date fair value of cash-settled PSUs granted during 2023 and 2022 was $112.50 and $91.58, respectively. The total fair value of cash-settled performance share awards settled during 2023 and 2022 was $111 million and $88 million, respectively.
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
Other—In addition to the above active programs, we have outstanding shares of restricted stock and RSUs that were either issued as part of our non-employee director compensation program for current and former members of the company’s Board of Directors or as part of an executive compensation program that has been discontinued or assumed as a result of an acquisition. Generally, the recipients of the restricted shares or units receive a dividend or dividend equivalent.
The following summarizes the aggregate activity of these restricted shares and units for the year ended December 31, 2024:

		Weighted-Average Grant Date Fair Value	Millions of Dollars
	Stock Units		Total Fair Value

Outstanding at December 31, 2023	894,268	$54.76
Granted	39,750	111.91
Cancelled	—	—
Issued	(304,337)	50.91	$35
Outstanding at December 31, 2024	629,681	$60.22
At December 31, 2024, all outstanding restricted stock and RSUs were fully vested and there was no remaining compensation cost to be recorded. The weighted-average grant date fair value of awards granted during 2023 and 2022 was $115.88 and $96.20, respectively. The total fair value of awards issued during 2023 and 2022 was $46 million and $40 million, respectively.

ConocoPhillips 2024 10-K	124

Notes to Consolidated Financial Statements	Table of Contents
Note 16—Income Taxes
Components of income tax provision (benefit) were:

	Millions of Dollars
	2024	2023	2022
Income Taxes
Federal
Current	$629	1,054	1,263
Deferred	247	825	1,629
Foreign
Current	3,249	2,931	5,813
Deferred	71	254	387
State and local
Current	182	202	386
Deferred	49	65	70
Total tax provision (benefit)	$4,427	5,331	9,548
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

	Millions of Dollars
	2024	2023
Deferred Tax Liabilities
PP&E and intangibles	$15,609	11,992
Inventory	91	46
Other	155	216
Total deferred tax liabilities	15,855	12,254

Deferred Tax Assets
Benefit plan accruals	432	413
Asset retirement obligations and accrued environmental costs	2,799	2,608
Investments in joint ventures	2,269	2,133
Other financial accruals and deferrals	497	448
Loss and credit carryforwards	4,910	5,629
Other	187	121
Total deferred tax assets	11,094	11,352
Less: valuation allowance	(6,435)	(7,656)
Total deferred tax assets net of valuation allowance	4,659	3,696
Net deferred tax liabilities	$11,196	8,558
At December 31, 2024, noncurrent assets and liabilities included deferred taxes of $230 million and $11,426 million, respectively. At December 31, 2023, noncurrent assets and liabilities included deferred taxes of $255 million and $8,813 million, respectively.
Our deferred tax liability increased during 2024 by $2.5 billion due to the acquisition of Marathon Oil.
At December 31, 2024, the loss and credit carryforward deferred tax assets were primarily related to U.S. foreign tax credit carryforwards of $3.3 billion and various jurisdictions net operating loss and credit carryforwards of $1.6 billion. In 2024, $1.2 billion of U.S. foreign tax credits expired. This reduction was partly offset by an increase of $700 million in our U.S. net operating loss, foreign tax credit carryforwards, and other credit carryforwards due to our acquisition of Marathon Oil. See Note 3.
At December 31, 2023, the loss and credit carryforward deferred tax assets were primarily related to U.S. foreign tax credit carryforwards of $4.7 billion and various jurisdictions net operating loss and credit carryforwards of $0.9 billion.

125	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following table shows a reconciliation of the beginning and ending deferred tax asset valuation allowance for 2024, 2023 and 2022:

	Millions of Dollars
	2024	2023	2022

Balance at January 1	$7,656	8,049	8,342
Charged to expense (benefit)	(409)	(2)	5
Other*	(812)	(391)	(298)
Balance at December 31	$6,435	7,656	8,049
*Represents changes due to deferred tax assets that have no impact to our effective tax rate, acquisitions/dispositions/revisions and the effect of translating foreign financial statements.

Valuation allowances have been established to reduce deferred tax assets to an amount that will, more likely than not, be realized. At December 31, 2024, we have maintained a valuation allowance with respect to substantially all U.S. foreign tax credit carryforwards, basis differences in our APLNG investment, and certain net operating loss carryforwards for various jurisdictions. During 2024, the valuation allowance movement charged to earnings primarily relates to the ability to utilize a portion of ConocoPhillips foreign tax credit carryforwards due to the acquisition of Marathon Oil. During 2022, the valuation allowance movement charged to earnings primarily related to the impact of 2022 changes to Norway’s Petroleum Tax System which is partly offset by the U.S. tax impact of the disposition of our CVE common shares. Other movements are primarily related to valuation allowances on expiring tax attributes. Based on our historical taxable income, expectations for the future and available tax-planning strategies, management expects deferred tax assets, net of valuation allowances, will primarily be realized as offsets to reversing deferred tax liabilities. See Note 3.

As a result of the acquisition of Marathon Oil, we utilized foreign tax credits previously offset by a valuation allowance. During the fourth quarter of 2024, a tax benefit of $394 million was recorded as a result of the acquisition and the subsequent utilization of the foreign tax credits. See Note 3.

During the second quarter of 2022, Norway enacted changes to the Petroleum Tax System. As a result of the enactment, a valuation allowance of $58 million was recorded during the second quarter to reflect changes to our ability to realize certain deferred tax assets under the new law.
At December 31, 2024, unremitted income considered to be permanently reinvested in certain foreign subsidiaries and foreign corporate joint ventures totaled approximately $5,226 million. Deferred income taxes have not been provided on this amount, as we do not plan to initiate any action that would require the payment of income taxes. The estimated amount of additional tax, primarily local withholding tax, that would be payable on this income if distributed is approximately $261 million.
The following table shows a reconciliation of the beginning and ending unrecognized tax benefits for 2024, 2023 and 2022:

	Millions of Dollars
	2024	2023	2022

Balance at January 1	$387	710	1,345
Additions based on tax positions related to the current year	3	5	6
Additions for tax positions of prior years	127	1	6
Reductions for tax positions of prior years	—	(9)	(62)
Settlements	(121)	(96)	(510)
Lapse of statute	(19)	(224)	(75)
Balance at December 31	$377	387	710

Included in the balance of unrecognized tax benefits for 2024, 2023 and 2022 were $368 million, $378 million and $701 million, respectively, which, if recognized, would impact our effective tax rate.

ConocoPhillips 2024 10-K	126

Notes to Consolidated Financial Statements	Table of Contents
The balance of the unrecognized tax benefits decreased in 2024 due to the resolution of certain items with U.S. and Norwegian taxing authorities. The balance of our unrecognized tax benefits increased in 2024 primarily due to U.S. tax credits acquired through our acquisition of Marathon Oil. See Note 3.

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
At December 31, 2024, 2023 and 2022, accrued liabilities for interest and penalties totaled $26 million, $45 million and $35 million, respectively, net of accrued income taxes. Interest and penalties resulted in an increase to earnings of $19 million in 2024, a reduction to earnings of $10 million in 2023 and an increase to earnings of $12 million in 2022.
We file tax returns in the U.S. federal jurisdiction and in many foreign and state jurisdictions. Audits in major jurisdictions are generally complete as follows: Canada (2016), Norway (2023) and U.S. (2019). Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion in the many jurisdictions in which we operate around the world. Consequently, the balance in unrecognized tax benefits can be expected to fluctuate from period to period. Within the next twelve months, we may have audit periods close that could significantly impact our total unrecognized tax benefits. It is reasonably possible such changes could be significant when compared with our total unrecognized tax benefits, but the amount of change is not estimable.
The amounts of U.S. and foreign income (loss) before income taxes, with a reconciliation of tax at the federal statutory rate to the provision for income taxes, were:

	Millions of Dollars			Percent of Pre-Tax Income (Loss)
	2024	2023	2022	2024	2023	2022
Income (loss) before income taxes
United States	$6,731	9,472	16,739	49.2%	58.2	59.3
Foreign	6,941	6,816	11,489	50.8	41.8	40.7
	$13,672	16,288	28,228	100.0%	100.0	100.0

Federal statutory income tax	$2,871	3,421	5,928	21.0%	21.0	21.0
Non-U.S. effective tax rates	1,822	2,063	3,866	13.3	12.7	13.7
Recovery of outside basis	(5)	(4)	(30)	—	—	(0.1)
Adjustment to tax reserves	(57)	(317)	(551)	(0.4)	(1.9)	(2.0)
Adjustment to valuation allowance	(409)	(2)	5	(3.0)	—	—
State income tax	187	214	405	1.4	1.3	1.4
Other	18	(44)	(75)	0.1	(0.3)	(0.2)
Total	$4,427	5,331	9,548	32.4%	32.7	33.8

Our effective tax rate for 2024 was driven by our jurisdictional tax rates for this profit mix with a favorable impact from the acquisition of Marathon Oil enabling the utilization of foreign tax credits previously offset by a valuation allowance. See Note 3.

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

127	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which among other things, implemented a 15 percent minimum tax on book income of certain large corporations, a one percent excise tax on net stock repurchased and several tax incentives to promote lower carbon energy. These law changes did not have a material impact to our consolidated financial statements.
Note 17—Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of the balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Net Unrealized Holding Gain/(Loss) on Securities	Foreign Currency Translation	Unrealized Gain/(Loss) on Hedging Activities	Accumulated Other Comprehensive Income/(Loss)
December 31, 2021	$(31)	—	(4,919)	—	(4,950)
Other comprehensive income (loss)	(417)	(11)	(622)	—	(1,050)
December 31, 2022	(448)	(11)	(5,541)	—	(6,000)
Other comprehensive income (loss)	55	13	197	62	327
December 31, 2023	(393)	2	(5,344)	62	(5,673)
Other comprehensive income (loss)	3	1	(760)	(44)	(800)
December 31, 2024	$(390)	3	(6,104)	18	(6,473)
The following table summarizes reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31:

	Millions of Dollars
	2024	2023

Defined Benefit Plans*	$19	33
*Included in the computation of net periodic benefit cost and are presented net of tax expense of:	$8	11
See Note 15.
Note 18—Cash Flow Information

	Millions of Dollars
	2024	2023	2022
Noncash Investing and Financing Activities
Increase (decrease) in PP&E related to an increase (decrease) in asset retirement obligations, excluding acquisitions	$268	727	825
Fair value of contingent consideration on acquisition	—	320

Cash Payments
Interest	$806	701	873
Income taxes	3,621	5,406	7,368

Net Sales (Purchases) of Investments
Short-term investments purchased	$(2,606)	(1,463)	(5,046)
Short-term investments sold	3,567	3,574	3,102
Long-term Investments purchased	(747)	(867)	(775)
Long-term Investments sold	201	129	90
	$415	1,373	(2,629)
For additional information on cash and non-cash changes to our consolidated balance sheet, see Note 3 and Note 12 for our acquisition of Marathon Oil and acquisition of the remaining working interest in Surmont.

ConocoPhillips 2024 10-K	128

Notes to Consolidated Financial Statements	Table of Contents
Note 19—Other Financial Information

	Millions of Dollars
	2024	2023	2022
Interest and Debt Expense
Incurred
Debt	$941	824	791
Other	90	109	72
	1,031	933	863
Capitalized	(248)	(153)	(58)
Expensed	$783	780	805

Other Income
Interest income	$402	412	195
Gain (loss) on investment in Cenovus Energy*	—	—	251
Other, net	50	73	58
	$452	485	504
*See Note 5.

Research and Development Expenditures—expensed	$81	81	71

Shipping and Handling Costs	$1,958	1,695	1,595

Foreign Currency Transaction (Gains) Losses—after-tax
Alaska	$—	—	—
Lower 48	—	—	—
Canada	(35)	11	(20)
Europe, Middle East and North Africa	(37)	(39)	(110)
Asia Pacific	(1)	12	30
Other International	—	—	(1)
Corporate and Other	36	86	21
	$(37)	70	(80)

	Millions of Dollars
	2024	2023
Properties, Plants and Equipment
Proved properties	$155,364	134,394
Unproved properties	15,490	5,206
Other	4,574	4,805
Gross properties, plants and equipment	175,428	144,405
Less: Accumulated depreciation, depletion and amortization	(81,072)	(74,361)
Net properties, plants and equipment	$94,356	70,044

129	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 20—Related Party Transactions
Our related parties primarily include equity method investments and certain trusts for the benefit of employees. For disclosures on trusts for the benefit of employees, see Note 15.
Significant transactions with our equity affiliates were:

	Millions of Dollars
	2024	2023	2022

Operating revenues and other income	$88	90	88
Purchases	—	—	1
Operating expenses and selling, general and administrative expenses	246	282	189
Net interest (income)/loss*	—	—	(1)
*We paid interest to, or received interest from, various affiliates. See Note 4 for additional information on loans to affiliated companies.

Note 21—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	2024	2023	2022

Revenue from contracts with customers	$49,418	48,522	61,049
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	5,483	8,203	17,150
Financial derivative contracts	(156)	(584)	295
Consolidated sales and other operating revenues	$54,745	56,141	78,494
Revenues from contracts outside the scope of ASC Topic 606 relate primarily to physical gas contracts at market prices, which qualify as derivatives accounted for under ASC Topic 815, “Derivatives and Hedging,” and for which we have not elected NPNS. There is no significant difference in contractual terms or the policy for recognition of revenue from these contracts and those within the scope of ASC Topic 606. The following disaggregation of revenues is provided in conjunction with Note 23—Segment Disclosures and Related Information:

	Millions of Dollars
	2024	2023	2022
Revenue from Contracts Outside the Scope of ASC Topic 606 by Segment
Lower 48	$4,174	6,607	13,919
Canada	522	1,248	2,717
Europe, Middle East and North Africa	787	348	514
Physical contracts meeting the definition of a derivative	$5,483	8,203	17,150

	Millions of Dollars
	2024	2023	2022
Revenue from Contracts Outside the Scope of ASC Topic 606 by Product
Crude oil	$376	143	495
Natural gas	3,753	6,622	15,368
Other	1,354	1,438	1,287
Physical contracts meeting the definition of a derivative	$5,483	8,203	17,150

ConocoPhillips 2024 10-K	130

Notes to Consolidated Financial Statements	Table of Contents
Practical Expedients
Typically, our commodity sales contracts are less than 12 months in duration; however, in certain specific cases may extend longer, which may be out to the end of field life. We have long-term commodity sales contracts which use prevailing market prices at the time of delivery, and under these contracts, the market-based variable consideration for each performance obligation (i.e., delivery of commodity) is allocated to each wholly unsatisfied performance obligation within the contract. Accordingly, we have applied the practical expedient allowed in ASC Topic 606 and do not disclose the aggregate amount of the transaction price allocated to performance obligations or when we expect to recognize revenues that are unsatisfied as of the end of the reporting period.
Receivables and Contract Liabilities
Receivables from Contracts with Customers
At December 31, 2024, the “Accounts and notes receivable” line on our consolidated balance sheet included trade receivables of $5,398 million compared with $4,414 million at December 31, 2023, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical natural gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with natural gas sold under contracts for which NPNS has not been elected compared with trade receivables where NPNS has been elected.
Contract Liabilities from Contracts with Customers
We have entered into certain agreements under which we license our proprietary technology, including the Optimized Cascade® process technology, to customers to maximize the efficiency of LNG plants. These agreements typically provide for milestone payments to be made during and after the construction phases of the LNG plant. The payments are not directly related to our performance obligations under the contract and are recorded as deferred revenue to be recognized when the customer is able to benefit from their right to use the applicable licensed technology. Revenue recognized during the year ended December 31, 2024 was immaterial. We expect to recognize the outstanding contract liabilities of $45 million as of December 31, 2024, as revenue during the years 2026, 2028 and 2029.

131	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 22—Earnings Per Share
The following table presents the calculation of net income (loss) available to common shareholders and basic and diluted EPS for the years ended December 31, 2024, 2023, and 2022. For each of the periods with net income presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
Years Ended December 31	2024	2023	2022

Basic earnings per share

Net Income (Loss)	$9,245	10,957	18,680
Less: Dividends and undistributed earnings
allocated to participating securities	27	35	60
Net Income (Loss) available to common shareholders	$9,218	10,922	18,620
Average common shares outstanding (in Millions)	1,179	1,203	1,274
Net Income (Loss) Per Share of Common Stock	$7.82	9.08	14.62

Diluted earnings per share

Net Income (Loss) available to common shareholders	$9,218	10,922	18,620
Average common shares outstanding (in Millions)	1,179	1,203	1,274
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs	2	3	4
Average diluted shares outstanding (in Millions)	1,181	1,206	1,278
Net Income (Loss) Per Share of Common Stock	$7.81	9.06	14.57

Note 23—Segment Disclosures and Related Information
We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. We manage our operations through six operating segments, which are primarily defined by geographic region: Alaska; Lower 48 (L48); Canada; Europe, Middle East and North Africa (EMENA); Asia Pacific (AP); and Other International (OI).
Corporate and Other (Corporate) represents income and costs not directly associated with an operating segment, such as most interest expense, premiums on early retirement of debt, corporate overhead and certain technology activities, including licensing revenues. Corporate assets include all cash and cash equivalents and short-term investments.
Our chief operating decision maker (CODM) is our Chairman of the Board of Directors and Chief Executive Officer, who evaluates performance and allocates resources among our operating segments based on each segment's net income (loss). This is done through the annual budget and forecasting process.

Segment accounting policies are the same as those in Note 1. Intersegment sales are at prices that approximate market.

ConocoPhillips 2024 10-K	132

Notes to Consolidated Financial Statements	Table of Contents
2024 Segment level net income (loss)

Year Ended December 31, 2024	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$6,553	37,028	5,636	5,788	1,847	—	54	56,906
Intersegment eliminations	—	(2)	(2,122)	—	—	—	(37)	(2,161)
Consolidated sales and other operating revenues*	6,553	37,026	3,514	5,788	1,847	—	17	54,745

Significant segment expenses**
Production and operating expenses	1,951	4,751	902	671	384	—	92	8,751
DD&A	1,299	6,442	639	761	425	—	33	9,599
Income tax provision (benefit)	480	1,462	228	2,854	211	(1)	(807)	4,427
Total	3,730	12,655	1,769	4,286	1,020	(1)	(682)	22,777

Other segment items
Equity in earnings of affiliates	1	(5)	—	(586)	(1,089)	—	(26)	(1,705)
Interest income	—	—	—	—	(8)	—	(394)	(402)
Interest and debt expense	—	—	—	—	—	—	783	783
Other***	1,496	19,201	1,033	899	200	2	1,216	24,047
Total	1,497	19,196	1,033	313	(897)	2	1,579	22,723

Net income (loss)	$1,326	5,175	712	1,189	1,724	(1)	(880)	9,245
*In 2024, sales by our Lower 48 segment to a certain pipeline company accounted for approximately $6.7 billion or approximately 12 percent of our total consolidated sales and other operating revenues.
**The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
***Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on disposition: L48, Canada, EMENA and OI
Other income; Selling, general and administrative expenses and Exploration expenses: Alaska, L48, Canada, EMENA, AP, OI and Corporate
Purchased commodities: Alaska, L48, Canada, EMENA and AP
Impairments: Alaska, L48, Canada and EMENA
Taxes other than income taxes and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Foreign currency transaction (gain) loss: Canada, EMENA and Corporate
Other expenses: Alaska, L48, EMENA and Corporate
Other segment disclosures

Year Ended December 31, 2024	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Investment in and advances to affiliates	$3	123	—	1,948	4,977	8	1,551	8,610
Total Assets	18,030	66,977	9,513	9,770	8,390	8	10,092	122,780
Capital expenditures and investments	3,194	6,510	551	1,021	370	—	472	12,118

133	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents
2023 Segment level net income (loss)

Year Ended December 31, 2023	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$7,098	38,244	4,873	5,854	1,913	—	63	58,045
Intersegment eliminations	—	(7)	(1,867)	—	—	—	(30)	(1,904)
Consolidated sales and other operating revenues*	7,098	38,237	3,006	5,854	1,913	—	33	56,141

Significant segment expenses**
Production and operating expenses	1,829	4,199	619	593	391	1	61	7,693
DD&A	1,061	5,722	420	587	455	—	25	8,270
Income tax provision (benefit)	642	1,763	26	3,065	42	—	(207)	5,331
Total	3,532	11,684	1,065	4,245	888	1	(121)	21,294

Other segment items
Equity in earnings of affiliates	(1)	9	—	(580)	(1,151)	—	3	(1,720)
Interest income	—	—	—	(1)	(8)	—	(403)	(412)
Interest and debt expense	—	—	—	—	—	—	780	780
Other***	1,789	20,083	1,539	1,001	223	12	595	25,242
Total	1,788	20,092	1,539	420	(936)	12	975	23,890

Net income (loss)	$1,778	6,461	402	1,189	1,961	(13)	(821)	10,957
*In 2023, sales by our Lower 48 segment to a certain pipeline company accounted for approximately $5.8 billion or approximately 10 percent of our total consolidated sales and other operating revenues.
**The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
***Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on dispositions: Alaska, L48, AP, OI and Corporate
Other income; Purchased commodities; Selling, general and administrative expenses and Exploration expenses: Alaska, L48, Canada, EMENA, AP, OI and Corporate
Impairments: L48, Canada and Corporate
Taxes other than income taxes and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: Alaska, L48, EMENA and Corporate
Other segment disclosures

Year Ended December 31, 2023	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Investment in and advances to affiliates	$32	118	—	1,191	5,419	—	1,145	7,905
Total Assets	16,174	42,415	10,277	8,396	8,903	—	9,759	95,924
Capital expenditures and investments	1,705	6,487	456	1,111	354	—	1,135	11,248

ConocoPhillips 2024 10-K	134

Notes to Consolidated Financial Statements	Table of Contents
2022 Segment level net income (loss)

Year Ended December 31, 2022	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$7,905	52,921	6,159	11,271	2,606	—	122	80,984
Intersegment eliminations	—	(18)	(2,445)	(1)	—	—	(26)	(2,490)
Consolidated sales and other operating revenues*	7,905	52,903	3,714	11,270	2,606	—	96	78,494

Significant segment expenses**
Production and operating expenses	1,703	3,627	591	590	365	—	130	7,006
DD&A	939	4,865	402	736	518	—	44	7,504
Income tax provision (benefit)	885	3,088	206	5,445	480	53	(609)	9,548
Total	3,527	11,580	1,199	6,771	1,363	53	(435)	24,058

Other segment items
Equity in earnings of affiliates	(4)	14	—	(780)	(1,310)	(1)	—	(2,081)
Interest income	—	—	—	(1)	(9)	—	(185)	(195)
Interest and debt expense	—	—	—	—	—	—	805	805
Other***	2,030	30,294	1,801	3,036	(174)	(1)	241	37,227
Total	2,026	30,308	1,801	2,255	(1,493)	(2)	861	35,756

Net income (loss)	$2,352	11,015	714	2,244	2,736	(51)	(330)	18,680
*In 2022, no single customer amounted to 10% of our total consolidated sales and other operating revenues.
**The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
***Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on dispositions: Alaska, L48, Canada, AP, OI and Corporate
Other income: Alaska, L48, EMENA, AP, OI and Corporate
Purchased commodities: Alaska, L48, Canada, EMENA and AP
Selling, general and administrative expenses: Alaska, L48, Canada, EMENA, AP, OI and Corporate
Exploration expenses, Impairments, Taxes other than income taxes and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Foreign currency transaction (gain) loss: Canada, EMENA, AP, OI and Corporate
Other expenses: Alaska, L48, Canada, EMENA and Corporate
Other segment disclosures

Year Ended December 31, 2022	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Investment in and advances to affiliates	$55	235	—	1,049	6,154	—	—	7,493
Total Assets	15,126	42,950	6,971	8,263	9,511	—	11,008	93,829
Capital expenditures and investments	1,091	5,630	530	998	1,880	—	30	10,159

135	ConocoPhillips 2024 10-K

Notes to Consolidated Financial Statements	Table of Contents

Sales and Other Operating Revenues by Product
	Millions of Dollars
	2024	2023	2022
Crude oil	$39,010	37,833	41,492
Natural gas	6,444	10,725	26,941
Natural gas liquids	2,889	2,609	3,650
Other*	6,402	4,974	6,411
Consolidated sales and other operating revenues by product	$54,745	56,141	78,494
*Includes bitumen and power.
Geographic Information

	Millions of Dollars
	Sales and Other Operating Revenues*			Long-Lived Assets**
	2024	2023	2022	2024	2023	2022

U.S.	$43,480	45,101	60,899	79,141	53,955	51,200
Australia	—	—	—	4,987	5,426	6,158
Canada	3,405	3,006	3,714	8,773	9,666	6,269
China	939	952	1,135	1,651	1,635	1,538
Equatorial Guinea	66	—	—	1,593	—	—
Indonesia***	—	—	159	—	—	—
Libya	1,703	1,730	1,582	733	703	714
Malaysia	908	961	1,312	856	939	1,107
Norway	2,405	2,408	3,415	3,850	4,489	4,369
Singapore	37	—	—	—	—	—
U.K.	1,796	1,978	6,273	2	2	1
Other foreign countries	6	5	5	1,380	1,134	1,003
Worldwide consolidated	$54,745	56,141	78,494	102,966	77,949	72,359
*Sales and other operating revenues are attributable to countries based on the location of their selling operation.
** Defined as net PP&E plus equity investments and advances to affiliated companies.
*** Assets divested in 2022. See Note 3.

Note 24—New Accounting Standards
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

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses” to improve the disclosures about a public business entity’s expenses (including purchases of inventory, employee compensation, depreciation, depletion and amortization) in commonly presented expense captions. The ASU will impact our financial statement disclosures only and will be applied prospectively with retrospective application permitted. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU.

ConocoPhillips 2024 10-K	136

Supplementary Data	Table of Contents

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
Our proved reserves include estimated quantities related to PSCs, which are reported under the “economic interest” method, as well as variable-royalty regimes, and are subject to fluctuations in commodity prices, recoverable operating expenses and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices. For example, if prices increase, then our applicable reserve quantities would decline. At December 31, 2024, approximately three percent of our total proved reserves were under PSCs, located in our Asia Pacific/Middle East and Africa geographic reporting areas, and seven percent of our total proved reserves were under a variable-royalty regime, located in our Canada geographic reporting area.
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

137	ConocoPhillips 2024 10-K

Supplementary Data	Table of Contents
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
During 2024, our processes and controls used to assess over 85 percent of proved reserves as of December 31, 2024, were reviewed by D&M. The purpose of their review was to assess whether the adequacy and effectiveness of our internal processes and controls used to determine estimates of proved reserves are in accordance with SEC regulations. In such review, ConocoPhillips’ technical staff presented D&M with an overview of the reserves data, as well as the methods and assumptions used in estimating reserves. The data presented included pertinent seismic information, geologic maps, well logs, production tests, material balance calculations, reservoir simulation models, well performance data, operating procedures and relevant economic criteria. Management’s intent in retaining D&M to review its processes and controls was to provide objective third-party input on these processes and controls. D&M’s opinion was the general processes and controls employed by ConocoPhillips in estimating its December 31, 2024 proved reserves for the properties reviewed are in accordance with the SEC reserves definitions. D&M’s report is included as Exhibit 99 of this Annual Report on Form 10-K.
The technical person primarily responsible for overseeing the processes and internal controls used in the preparation of the company’s reserves estimates is the Manager of Reserves Compliance and Reporting. This individual holds a master’s degree in reservoir engineering. He is a member of the Society of Petroleum Engineers with over 20 years of oil and gas industry experience and has held positions of increasing responsibility in reservoir engineering, subsurface and asset management in the U.S. and several international field locations.
Engineering estimates of the quantities of proved reserves are inherently imprecise. See the “Critical Accounting Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the sensitivities surrounding these estimates.

ConocoPhillips 2024 10-K	138

Supplementary Data	Table of Contents

Proved Reserves

Years Ended December 31	Crude Oil
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed and Undeveloped
End of 2021	1,035	1,452	2,487	10	161	122	184	2,964	63	3,027
Revisions	(31)	24	(7)	—	31	19	(3)	40	—	40
Improved recovery	—	—	—	—	—	3	—	3	—	3
Purchases	—	6	6	—	—	—	42	48	—	48
Extensions and discoveries	15	250	265	—	8	—	—	273	35	308
Production	(64)	(193)	(257)	(2)	(25)	(22)	(13)	(319)	(5)	(324)
Sales	—	(31)	(31)	—	—	(3)	—	(34)	—	(34)
End of 2022	955	1,508	2,463	8	175	119	210	2,975	93	3,068
Revisions	(57)	126	69	1	(1)	8	10	87	1	88
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	2	2	—	—	—	—	2	—	2
Extensions and discoveries	219	54	273	15	3	19	—	310	—	310
Production	(64)	(202)	(266)	(3)	(23)	(22)	(17)	(331)	(5)	(336)
Sales	—	(11)	(11)	—	—	—	—	(11)	—	(11)
End of 2023	1,053	1,477	2,530	21	154	124	203	3,032	89	3,121
Revisions	5	185	190	5	(5)	15	52	257	—	257
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	23	364	387	—	—	—	25	412	—	412
Extensions and discoveries	14	29	43	9	—	—	—	52	24	76
Production	(62)	(211)	(273)	(6)	(25)	(22)	(18)	(344)	(5)	(349)
Sales	—	(3)	(3)	—	—	—	—	(3)	—	(3)
End of 2024	1,033	1,841	2,874	29	124	117	262	3,406	108	3,514

Years Ended December 31	Crude Oil
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed
End of 2021	912	916	1,828	4	122	98	171	2,223	63	2,286
End of 2022	867	828	1,695	5	124	102	191	2,117	58	2,175
End of 2023	790	793	1,583	7	109	91	181	1,971	54	2,025
End of 2024	767	1,122	1,889	11	101	88	208	2,297	49	2,346

Undeveloped
End of 2021	123	536	659	6	39	24	13	741	—	741
End of 2022	88	680	768	3	51	17	19	858	35	893
End of 2023	263	684	947	14	45	33	22	1,061	35	1,096
End of 2024	266	719	985	18	23	29	54	1,109	59	1,168

*All Equity Affiliate reserves are located in our Asia Pacific/Middle East Region.

139	ConocoPhillips 2024 10-K

Supplementary Data	Table of Contents
Notable changes in proved crude oil reserves in the three years ended December 31, 2024, included:
•Revisions: In 2024, upward revisions in Lower 48 were due to development drilling of 298 million barrels and technical revisions of 28 million barrels, partially offset by downward revisions of 114 million barrels for changes in development plans, 23 million barrels due to lower prices and increasing operating costs of 4 million barrels. An upward revision of 52 million barrels in Africa was due to an increase in development plans in Libya. In the consolidated operations in Asia Pacific/Middle East, upward revisions of 15 million barrels were primarily due to the project sanction of Bohai Bay Phase 5 in China. Upward revisions of 5 million barrels in Canada were due to technical revisions. In Alaska, where future production is constrained by the Trans-Alaska Pipeline System minimum flow limit, updated total North Slope development phasing indicated that the flow limit will be reached later than previously premised, resulting in upward revisions of 22 million barrels. Further upward revisions in Alaska include development plan changes of 8 million barrels. These were partially offset by downward revisions due to increasing operating costs of 15 million barrels and 10 million barrels due to technical revisions. Downward revisions in Europe were due to technical revisions of 3 million barrels and development plan changes of 2 million barrels.

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
•Purchases: In 2024, our acquisition of Marathon Oil resulted in purchases for Lower 48, as well as for Africa, representing reserves in Equatorial Guinea. Purchases in Alaska represent the acquisition of additional interest in the Kuparuk River and Prudhoe Bay units.

In 2022, crude oil reserve purchases were primarily in Africa, as a result of the acquisition of additional interest in the Libya Waha Concession.

•Extensions and discoveries: In 2024, Lower 48 extensions and discoveries were primarily within unconventional plays in the Permian Basin. Alaska extensions and discoveries were primarily due to Nuna and other Western North Slope projects. Extensions and discoveries in Canada were in Montney. Extensions and discoveries in our equity affiliates were in the Middle East.
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

ConocoPhillips 2024 10-K	140

Supplementary Data	Table of Contents

Years Ended December 31	Natural Gas Liquids
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed and Undeveloped
End of 2021	82	546	628	5	11	—		644	33	677
Revisions	1	208	209	1	3	—		213	—	213
Improved recovery	—	—	—	—	—	—		—	—	—
Purchases	—	3	3	—	—	—		3	—	3
Extensions and discoveries	—	80	80	—	1	—		81	20	101
Production	(5)	(81)	(86)	(1)	(2)	—		(89)	(3)	(92)
Sales	—	(7)	(7)	—	—	—		(7)	—	(7)
End of 2022	78	749	827	5	13	—		845	50	895
Revisions	(1)	119	118	—	2	—		120	1	121
Improved recovery	—	—	—	—	—	—		—	—	—
Purchases	—	1	1	—	—	—		1	—	1
Extensions and discoveries	—	20	20	6	—	—		26	—	26
Production	(5)	(90)	(95)	(1)	(2)	—		(98)	(3)	(101)
Sales	—	(2)	(2)	—	—	—		(2)	—	(2)
End of 2023	72	797	869	10	13	—	—	892	48	940
Revisions	4	123	127	1	(2)	—	—	126	—	126
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	1	209	210	—	—	—	14	224	—	224
Extensions and discoveries	—	15	15	3	—	—	—	18	17	35
Production	(6)	(102)	(108)	(2)	(2)	—	—	(112)	(3)	(115)
Sales	—	(1)	(1)	—	—	—	—	(1)	—	(1)
End of 2024	71	1,041	1,112	12	9	—	14	1,147	62	1,209

Years Ended December 31	Natural Gas Liquids
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed
End of 2021	82	334	416	3	9	—		428	33	461
End of 2022	78	409	487	3	10	—		500	31	531
End of 2023	72	426	498	4	9	—		511	28	539
End of 2024	71	653	724	6	7	—	13	750	25	775

Undeveloped
End of 2021	—	212	212	2	2	—		216	—	216
End of 2022	—	340	340	2	3	—		345	19	364
End of 2023	—	371	371	6	4	—		381	20	401
End of 2024	—	388	388	6	2	—	1	397	37	434
*All Equity Affiliate reserves are located in our Asia Pacific/Middle East Region.

141	ConocoPhillips 2024 10-K

Supplementary Data	Table of Contents
Notable changes in proved NGL reserves in the three years ended December 31, 2024, included:
•Revisions: In 2024, upward revisions in Lower 48 were due to additional development drilling of 164 million barrels and technical revisions of 52 million barrels. This was partially offset by development plan changes of 73 million barrels and lower prices impacting 20 million barrels.

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
•Purchases: Purchases in 2024 were due to our acquisition of Marathon Oil, resulting in purchases for Lower 48 as well as in Africa, representing reserves in Equatorial Guinea.
•Extensions and discoveries: In 2024, Lower 48 extensions and discoveries were primarily within unconventional plays in the Permian Basin. Extensions and discoveries in our equity affiliates were in the Middle East.

In 2023, extensions and discoveries in Lower 48 were primarily within unconventional plays in the Permian Basin. Canada extensions and discoveries were in Montney.
In 2022, extensions and discoveries in Lower 48 were primarily within unconventional plays in the Permian Basin. Extensions and discoveries in our equity affiliates were in the Middle East.

ConocoPhillips 2024 10-K	142

Supplementary Data	Table of Contents

Years Ended December 31	Natural Gas
	Billions of Cubic Feet
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed and Undeveloped
End of 2021	2,625	4,658	7,283	105	768	764	217	9,137	3,697	12,834
Revisions	(35)	361	326	8	108	(2)	(14)	426	898	1,324
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	23	23	—	—	—	48	71	479	550
Extensions and discoveries	—	505	505	4	103	—	—	612	1,118	1,730
Production	(88)	(543)	(631)	(23)	(117)	(51)	(10)	(832)	(439)	(1,271)
Sales	—	(262)	(262)	—	—	(385)	—	(647)	—	(647)
End of 2022	2,502	4,742	7,244	94	862	326	241	8,767	5,753	14,520
Revisions	(243)	521	278	27	73	6	(57)	327	(90)	237
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	4	4	—	—	—	—	4	—	4
Extensions and discoveries	—	121	121	144	1	4	—	270	58	328
Production	(84)	(570)	(654)	(25)	(113)	(24)	(12)	(828)	(446)	(1,274)
Sales	—	(97)	(97)	—	—	—	—	(97)	—	(97)
End of 2023	2,175	4,721	6,896	240	823	312	172	8,443	5,275	13,718
Revisions	102	356	458	15	47	9	3	532	(26)	506
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	47	1,177	1,224	—	—	—	310	1,534	—	1,534
Extensions and discoveries	—	87	87	67	1	—	—	155	1,075	1,230
Production	(78)	(599)	(677)	(43)	(125)	(25)	(17)	(887)	(454)	(1,341)
Sales	—	(6)	(6)	—	—	—	—	(6)	—	(6)
End of 2024	2,246	5,736	7,982	279	746	296	468	9,771	5,870	15,641

Years Ended December 31	Natural Gas
	Billions of Cubic Feet
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed
End of 2021	2,579	3,100	5,679	52	679	688	217	7,315	3,204	10,519
End of 2022	2,474	2,628	5,102	64	641	322	241	6,370	3,974	10,344
End of 2023	2,156	2,525	4,681	92	591	305	172	5,841	3,558	9,399
End of 2024	2,186	3,670	5,856	147	642	289	457	7,391	3,189	10,580

Undeveloped
End of 2021	46	1,558	1,604	53	89	76	—	1,822	493	2,315
End of 2022	28	2,114	2,142	30	221	4	—	2,397	1,779	4,176
End of 2023	19	2,196	2,215	148	232	7	—	2,602	1,717	4,319
End of 2024	60	2,066	2,126	132	104	7	11	2,380	2,681	5,061
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
Reserve volumes include natural gas to be consumed in operations of 2,285 BCF, 2,263 BCF and 2,416 BCF, as of December 31, 2024, 2023 and 2022, respectively. These volumes are not included in the calculation of our Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities.

Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

143	ConocoPhillips 2024 10-K

Supplementary Data	Table of Contents
Notable changes in proved natural gas reserves in the three years ended December 31, 2024, included:
•Revisions: In 2024, upward revisions in Lower 48 were due to were due to additional development drilling of 841 BCF, technical revisions of 113 BCF, partly offset by downward revisions of 422 BCF for changes in development plans, 127 BCF due to lower prices and 49 BCF due to increasing operating costs. Upward revisions in Alaska of 68 BCF were due to updated total North Slope development phasing, as future production of gas is dependent on the Trans-Alaska Pipeline System minimum flow limit, which will be reached later than previously premised. Further upward revisions in Alaska included 28 BCF from revised development plans and 24 BCF to be consumed in operations. Offsetting downward revisions from technical revisions and costs were 18 BCF. In Europe, technical revisions contributed 64 BCF of upward revisions, offset by 17 BCF of development plan changes. In our equity affiliates, downward revisions were due to lower prices of 81 BCF, partially offset by positive technical revisions of 55 BCF.

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
•Purchases: In 2024, our acquisition of Marathon Oil resulted in purchases for Lower 48, as well as for Africa, representing reserves in Equatorial Guinea. Purchases in Alaska represent the acquisition of additional interest in the Kuparuk River and Prudhoe Bay units.

In 2022, purchases in Africa were a result of the acquisition of additional interest in the Libya Waha Concession. In our equity affiliates, purchases were due to the acquisition of additional affiliate interest in Asia Pacific.
•Extensions and discoveries: In 2024, extensions and discoveries in Lower 48 were primarily within unconventional plays in the Permian Basin. Canada extensions and discoveries were in Montney. Extensions and discoveries in our equity affiliates were in the Middle East and Australia.

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

ConocoPhillips 2024 10-K	144

Supplementary Data	Table of Contents

Years Ended December 31	Bitumen
	Millions of Barrels
	Canada	Total*
Developed and Undeveloped
End of 2021	257	257
Revisions	(17)	(17)
Improved recovery	—	—
Purchases	—	—
Extensions and discoveries	—	—
Production	(24)	(24)
Sales	—	—
End of 2022	216	216
Revisions	15	15
Improved recovery	—	—
Purchases	209	209
Extensions and discoveries	—	—
Production	(30)	(30)
Sales	—	—
End of 2023	410	410
Revisions	118	118
Improved recovery	—	—
Purchases	—	—
Extensions and discoveries	—	—
Production	(45)	(45)
Sales	—	—
End of 2024	483	483

Years Ended December 31	Bitumen
	Millions of Barrels
	Canada	Total*
Developed
End of 2021	150	150
End of 2022	127	127
End of 2023	293	293
End of 2024	230	230

Undeveloped
End of 2021	107	107
End of 2022	89	89
End of 2023	117	117
End of 2024	253	253
*There are no Bitumen reserves associated with our Equity Affiliates.
Notable changes in proved bitumen reserves in the three years ended December 31, 2024, included:
•Revisions: In 2024, upward revisions of 125 million barrels due to changes in development timing was partially offset by downward revisions due to price of 7 million barrels.

In 2023, the upward revision of 15 million barrels is primarily due to the impact of price on variable royalties.

In 2022, the impact of variable royalties on price resulted in downward revisions of 30 million barrels, partially offset by upward revisions primarily due to changes in development timing for specific pad locations from the Surmont development program.
•Purchases: In 2023, purchases in Canada were a result of the acquisition of the remaining 50 percent working interest in Surmont.

145	ConocoPhillips 2024 10-K

Supplementary Data	Table of Contents

Years Ended December 31	Total Proved Reserves
	Millions of Barrels of Oil Equivalent
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed and Undeveloped
End of 2021	1,555	2,775	4,330	290	299	249	220	5,388	713	6,101
Revisions	(35)	292	257	(15)	52	19	(5)	308	149	457
Improved recovery	—	—	—	—	—	3	—	3	—	3
Purchases	—	13	13	—	—	—	50	63	80	143
Extensions and discoveries	15	414	429	1	26	—	—	456	241	697
Production	(85)	(364)	(449)	(31)	(46)	(31)	(15)	(572)	(81)	(653)
Sales	—	(82)	(82)	—	—	(67)	—	(149)	—	(149)
End of 2022	1,450	3,048	4,498	245	331	173	250	5,497	1,102	6,599
Revisions	(98)	332	234	20	12	9	1	276	(14)	262
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	4	4	209	—	—	—	213	—	213
Extensions and discoveries	219	94	313	45	3	20	—	381	10	391
Production	(83)	(387)	(470)	(38)	(43)	(26)	(19)	(596)	(82)	(678)
Sales	—	(29)	(29)	—	—	—	—	(29)	—	(29)
End of 2023	1,488	3,062	4,550	481	303	176	232	5,742	1,016	6,758
Revisions	25	367	392	127	3	16	52	590	(6)	584
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	32	768	800	—	—	—	91	891	—	891
Extensions and discoveries	14	59	73	23	—	—	—	96	220	316
Production	(81)	(413)	(494)	(60)	(48)	(26)	(21)	(649)	(83)	(732)
Sales	—	(5)	(5)	—	—	—	—	(5)	—	(5)
End of 2024	1,478	3,838	5,316	571	258	166	354	6,665	1,147	7,812

Years Ended December 31	Total Proved Reserves
	Millions of Barrels of Oil Equivalent
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed
End of 2021	1,424	1,767	3,191	166	244	212	207	4,020	631	4,651
End of 2022	1,357	1,676	3,033	147	240	155	231	3,806	751	4,557
End of 2023	1,222	1,639	2,861	320	216	142	210	3,749	675	4,424
End of 2024	1,202	2,387	3,589	272	215	136	297	4,509	606	5,115

Undeveloped
End of 2021	131	1,008	1,139	124	55	37	13	1,368	82	1,450
End of 2022	93	1,372	1,465	98	91	18	19	1,691	351	2,042
End of 2023	266	1,423	1,689	161	87	34	22	1,993	341	2,334
End of 2024	276	1,451	1,727	299	43	30	57	2,156	541	2,697
*All Equity Affiliate reserves are located in our Asia Pacific/Middle East Region.

Natural gas reserves are converted to BOE based on a 6:1 ratio: six MCF of natural gas converts to one BOE.

ConocoPhillips 2024 10-K	146

Supplementary Data	Table of Contents
Proved Undeveloped Reserves
The following table shows changes in total proved undeveloped reserves for 2024:

Proved Undeveloped Reserves
Millions of Barrels of Oil Equivalent
End of 2023	2,334
Revisions	535
Improved recovery	—
Purchases	57
Extensions and discoveries	281
Sales	(1)
Transfers to Proved Developed	(509)
End of 2024	2,697
Revisions of 535 MMBOE were predominately driven by progression of development plans in the Lower 48 unconventional plays, Canada Oil Sands and Libya, partially offset by 31MMBOE due to product price changes across the portfolio.
Purchases of 57 were primarily due to our acquisition of Marathon Oil in Lower 48 and Equatorial Guinea.
Extensions and discoveries were largely driven by the continued development planned in equity affiliates in Asia Pacific/Middle East. The remaining extensions and discoveries were driven by the continued development planned in the other geographic regions, including Canada, Lower 48 unconventional plays, and Alaska.
Transfers to proved developed reserves were driven by the ongoing development of our assets. Approximately 75 percent of the transfers were from the development of our Lower 48 unconventional plays. The remainder of transfers were from development across the other geographic regions.
At both December 31, 2024 and 2023, our PUDs represented 35 percent of total proved reserves. Costs incurred for the year ended December 31, 2024, relating to the development of PUDs were $9.4 billion. A portion of our costs incurred each year relates to development projects where the PUDs will be converted to proved developed reserves in future years.
At the end of 2024, approximately 88 percent of total PUDs were under development or scheduled for development within five years of initial disclosure, including all of our Lower 48 PUDs. The PUDs to be developed beyond five years are in the Willow project in Alaska, a development that is currently underway with production anticipated in 2029 due to its large scale and remote location, as well as in major development areas which are currently producing and located in Canada and in our equity affiliate in Australia.

147	ConocoPhillips 2024 10-K

Supplementary Data	Table of Contents
Results of Operations

The company’s results of operations from oil and gas activities for the years 2024, 2023 and 2022 are shown in the following tables. Non-oil and gas activities, such as pipeline and marine operations, LNG operations, crude oil and gas marketing activities, and the profit element of transportation operations in which we have an ownership interest are excluded. Additional information about selected line items within the results of operations tables is shown below:
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
•Depreciation of support equipment is reclassified as applicable.
•Other related expenses include inventory fluctuations, foreign currency transaction gains and losses and other miscellaneous expenses.

Results of Operations

Year Ended December 31, 2024	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total Consolidated Operations	Equity Affiliates*
Consolidated operations
Sales	$5,574	19,028	24,602	2,567	3,469	1,847	1,488	—	33,973	917
Transfers	6	—	6	—	—	—	—	—	6	3,343
Transportation costs	(709)	—	(709)	—	—	—	—	—	(709)	—
Other revenues	—	108	108	(34)	(69)	3	117	13	138	18
Total revenues	4,871	19,136	24,007	2,533	3,400	1,850	1,605	13	33,408	4,278
Production costs excluding taxes	1,330	4,691	6,021	902	506	350	120	—	7,899	543
Taxes other than income taxes	410	1,372	1,782	31	36	108	4	—	1,961	1,181
Exploration expenses	74	85	159	80	68	40	8	1	356	—
Depreciation, depletion and amortization	1,175	6,422	7,597	594	689	424	67	—	9,371	484
Impairments	32	42	74	4	2	—	—	—	80	—
Other related expenses	(36)	49	13	(52)	(68)	—	5	14	(88)	(8)
Accretion	106	79	185	18	68	28	—	—	299	19
	1,780	6,396	8,176	956	2,099	900	1,401	(2)	13,530	2,059
Income tax provision (benefit)	461	1,407	1,868	224	1,539	222	1,306	(1)	5,158	623
Results of operations	$1,319	4,989	6,308	732	560	678	95	(1)	8,372	1,436
*All Equity Affiliate activity is located in our Asia Pacific/Middle East Region.

ConocoPhillips 2024 10-K	148

Supplementary Data	Table of Contents

Year Ended December 31,2023	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total Consolidated Operations	Equity Affiliates*
Consolidated operations
Sales	$5,918	18,976	24,894	1,517	3,449	1,914	1,447	—	33,221	822
Transfers	5	—	5	—	—	—	—	—	5	3,429
Transportation costs	(611)	—	(611)	—	—	—	—	—	(611)	—
Other revenues	(4)	142	138	(1)	3	(1)	181	3	323	14
Total revenues	5,308	19,118	24,426	1,516	3,452	1,913	1,628	3	32,938	4,265
Production costs excluding taxes	1,242	4,175	5,417	602	499	348	74	1	6,941	493
Taxes other than income taxes	442	1,347	1,789	26	35	115	3	—	1,968	1,208
Exploration expenses	72	153	225	49	73	44	4	3	398	—
Depreciation, depletion and amortization	938	5,702	6,640	374	532	454	50	—	8,050	390
Impairments	—	7	7	6	—	—	—	—	13	—
Other related expenses	71	42	113	60	(24)	17	3	12	181	(8)
Accretion	94	65	159	12	61	27	—	—	259	30
	2,449	7,627	10,076	387	2,276	908	1,494	(13)	15,128	2,152
Income tax provision (benefit)	640	1,667	2,307	5	1,704	66	1,375	—	5,457	658
Results of operations	$1,809	5,960	7,769	382	572	842	119	(13)	9,671	1,494
*All Equity Affiliate activity is located in our Asia Pacific/Middle East Region.

Year Ended December 31,2022	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total Consolidated Operations	Equity Affiliates*
Consolidated operations
Sales	$7,210	24,309	31,519	1,622	6,594	2,602	1,339	—	43,676	1,000
Transfers	6	—	6	—	—	—	—	—	6	4,272
Transportation costs	(647)	—	(647)	—	—	—	—	—	(647)	—
Other revenues	(1)	115	114	338	1	536	184	10	1,183	41
Total revenues	6,568	24,424	30,992	1,960	6,595	3,138	1,523	10	44,218	5,313
Production costs excluding taxes	1,160	3,600	4,760	581	511	342	55	—	6,249	491
Taxes other than income taxes	1,265	1,687	2,952	21	36	243	2	—	3,254	1,536
Exploration expenses	34	189	223	149	122	49	19	2	564	—
Depreciation, depletion and amortization	833	4,843	5,676	354	693	517	36	—	7,276	530
Impairments	2	(11)	(9)	(2)	(1)	—	—	—	(12)	—
Other related expenses	(19)	4	(15)	(41)	(178)	40	5	6	(183)	(2)
Accretion	78	55	133	11	62	25	—	—	231	27
	3,215	14,057	17,272	887	5,350	1,922	1,406	2	26,839	2,731
Income tax provision (benefit)	866	3,113	3,979	198	4,057	512	1,301	53	10,100	836
Results of operations	$2,349	10,944	13,293	689	1,293	1,410	105	(51)	16,739	1,895
*All Equity Affiliate activity is located in our Asia Pacific/Middle East Region.

149	ConocoPhillips 2024 10-K

Supplementary Data	Table of Contents
Statistics

Net Production	2024	2023	2022
	Thousands of Barrels Daily
Crude Oil
Consolidated operations
Alaska	173	173	177
Lower 48	602	569	534
United States	775	742	711
Canada	17	9	6
Europe	69	64	71
Asia Pacific	59	60	61
Africa	49	48	36
Total consolidated operations	969	923	885
Equity affiliates—Asia Pacific/Middle East	13	13	13
Total company	982	936	898
Delaware Basin Area (Lower 48)*	301	274	258

Natural Gas Liquids
Consolidated operations
Alaska	15	16	17
Lower 48	279	256	221
United States	294	272	238
Canada	6	3	3
Europe	4	4	3
Total consolidated operations	304	279	244
Equity affiliates—Asia Pacific/Middle East	8	8	8
Total company	312	287	252
Delaware Basin Area (Lower 48)*	144	135	114

Bitumen
Consolidated operations—Canada	122	81	66
Total company	122	81	66

Natural Gas	Millions of Cubic Feet Daily
Consolidated operations
Alaska	39	38	34
Lower 48	1,625	1,457	1,402
United States	1,664	1,495	1,436
Canada	115	65	61
Europe	329	279	306
Asia Pacific	50	48	114
Africa	42	29	22
Total consolidated operations	2,200	1,916	1,939
Equity affiliates—Asia Pacific/Middle East	1,233	1,219	1,191
Total company	3,433	3,135	3,130
Delaware Basin Area (Lower 48)*	884	768	752
*At year-end 2024, 2023 and 2022, the Delaware Basin Area in Lower 48 contained more than 15 percent of our total proved reserves.

ConocoPhillips 2024 10-K	150

Supplementary Data	Table of Contents

Average Sales Prices	2024	2023	2022

Crude Oil Per Barrel
Consolidated operations
Alaska*	$71.32	74.46	92.58
Lower 48	74.17	76.19	94.46
United States	73.49	75.75	93.96
Canada	64.47	66.19	79.94
Europe	81.09	84.56	99.88
Asia Pacific	82.42	84.79	105.52
Africa	80.65	83.07	97.85
Total international	79.97	83.33	100.75
Total consolidated operations	74.76	77.19	95.27
Equity affiliates—Asia Pacific/Middle East	76.76	78.45	97.31
Total operations	74.78	77.21	95.30

Natural Gas Liquids Per Barrel
Consolidated operations
Lower 48	$22.02	21.73	35.36
United States	22.02	21.73	35.36
Canada	29.59	26.13	37.70
Europe	45.50	41.13	54.52
Total international	33.60	34.56	46.16
Total consolidated operations	22.43	22.12	35.67
Equity affiliates—Asia Pacific/Middle East	51.53	47.09	61.22
Total operations	23.19	22.82	36.50

Bitumen Per Barrel
Consolidated operations—Canada	$47.92	42.15	55.56

Natural Gas Per Thousand Cubic Feet
Consolidated operations
Alaska	$3.90	4.47	3.64
Lower 48	0.87	2.12	5.92
United States	0.88	2.13	5.92
Canada**	0.54	1.80	3.62
Europe	11.11	13.33	35.33
Asia Pacific	3.74	3.95	5.84
Africa	7.32	6.49	6.59
Total international	7.87	10.01	23.54
Total consolidated operations	2.61	3.89	10.56
Equity affiliates—Asia Pacific/Middle East	8.22	8.46	9.39
Total operations	4.69	5.69	10.60
*Average sales prices for Alaska crude oil above reflects a reduction for transportation costs in which we have an ownership interest that are incurred subsequent to the terminal point of the production function. Accordingly, the average sales prices differ from those discussed in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations.
**Average sales prices include unutilized transportation costs.

151	ConocoPhillips 2024 10-K

Supplementary Data	Table of Contents

	2024	2023	2022
Average Production Costs Per Barrel of Oil Equivalent*
Consolidated operations
Alaska	$18.73	17.45	15.89
Lower 48	11.13	10.72	9.97
United States	12.22	11.76	10.97
Canada	15.03	15.86	18.73
Europe	10.80	11.89	11.20
Asia Pacific	14.27	14.02	11.71
Africa	5.85	3.83	3.77
Total international	12.36	12.28	12.36
Total consolidated operations	12.26	11.87	11.27
Equity affiliates—Asia Pacific/Middle East	6.56	6.03	6.14

Average Production Costs Per Barrel—Bitumen
Consolidated operations—Canada	$15.19	14.42	17.62

Taxes Other Than Income Taxes Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$5.77	6.21	17.33
Lower 48	3.25	3.46	4.67
United States	3.62	3.88	6.80
Canada	0.52	0.68	0.68
Europe	0.77	0.83	0.79
Asia Pacific	4.40	4.63	8.32
Africa	0.20	0.16	0.14
Total international	1.18	1.44	2.51
Total consolidated operations	3.04	3.37	5.87
Equity affiliates—Asia Pacific/Middle East	14.28	14.77	19.22

Depreciation, Depletion and Amortization Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$16.55	13.18	11.41
Lower 48	15.23	14.64	13.42
United States	15.42	14.42	13.08
Canada	9.90	9.85	11.41
Europe	14.71	12.67	15.19
Asia Pacific	17.29	18.29	17.71
Africa	3.27	2.58	2.47
Total international	11.68	11.36	13.28
Total consolidated operations	14.54	13.77	13.12
Equity affiliates—Asia Pacific/Middle East	5.85	4.77	6.63
*Includes bitumen.

ConocoPhillips 2024 10-K	152

Supplementary Data	Table of Contents
Development and Exploration Activities
The following two tables summarize our net interest in productive and dry exploratory and development wells in the years ended December 31, 2024, 2023 and 2022. A “development well” is a well drilled within the proved area of a reservoir to the depth of a stratigraphic horizon known to be productive. An “exploratory well” is a well drilled to find and produce crude oil or natural gas in an unknown field or a new reservoir within a proven field. Exploratory wells also include wells drilled in areas near or offsetting current production, or in areas where well density or production history have not achieved statistical certainty of results. Excluded from the exploratory well count are stratigraphic-type exploratory wells, primarily relating to oil sands delineation wells located in Canada and CBM test wells located in Asia Pacific/Middle East.

Net Wells Completed
	Productive			Dry
	2024	2023	2022	2024	2023	2022
Exploratory
Consolidated operations
Alaska	—	—	—	—	2	—
Lower 48	39	38	118	—	2	—
United States	39	38	118	—	4	—
Canada	7	6	6	—	—	—
Europe	—	—	—	*	*	2
Asia Pacific/Middle East	*	—	—	—	—	1
Africa	—	—	—	1	—	3
Other areas	—	—	—	—	—	—
Total consolidated operations	46	44	124	1	4	6
Equity affiliates
Asia Pacific/Middle East	2	3	*	—	*	—
Total equity affiliates	2	3	*	—	*	—

Development
Consolidated operations
Alaska	13	11	11	—	—	—
Lower 48	507	494	388	—	—	—
United States	520	505	399	—	—	—
Canada	38	21	11	—	—	—
Europe	8	4	3	—	—	—
Asia Pacific/Middle East	23	20	22	—	—	—
Africa	5	4	2	—	—	—
Other areas	—	—	—	—	—	—
Total consolidated operations	594	554	437	—	—	—
Equity affiliates
Asia Pacific/Middle East	54	45	28	—	—	—
Total equity affiliates	54	45	28	—	—	—
*Our total proportionate interest was less than one.

153	ConocoPhillips 2024 10-K

Supplementary Data	Table of Contents
The table below represents the status of our wells drilling at December 31, 2024, and includes wells in the process of drilling or in active completion. It also represents gross and net productive wells, including producing wells and wells capable of production at December 31, 2024.
Wells at December 31, 2024

			Productive
	In Progress		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
Consolidated operations
Alaska	3	3	1,557	936	—	—
Lower 48	832	450	21,323	10,179	4,638	2,782
United States	835	453	22,880	11,115	4,638	2,782
Canada	62	62	213	213	174	174
Europe	14	2	497	84	65	4
Asia Pacific/Middle East	7	3	491	233	6	2
Africa	27	6	917	187	27	13
Other areas	—	—	—	—	—	—
Total consolidated operations	945	526	24,998	11,832	4,910	2,975
Equity affiliates
Asia Pacific/Middle East	422	65	—	—	5,461	1,615
Total equity affiliates	422	65	—	—	5,461	1,615

Acreage at December 31, 2024

	Thousands of Acres
	Developed		Undeveloped
	Gross	Net	Gross	Net
Consolidated operations
Alaska	741	566	1,038	1,012
Lower 48	4,773	3,318	10,258	8,100
United States	5,514	3,884	11,296	9,112
Canada	309	286	3,396	2,006
Europe	451	60	610	188
Asia Pacific/Middle East	422	152	10,341	7,630
Africa	440	140	12,545	2,561
Other areas	—	—	156	125
Total consolidated operations	7,136	4,522	38,344	21,622
Equity affiliates
Asia Pacific/Middle East	1,085	325	4,173	1,078
Total equity affiliates	1,085	325	4,173	1,078

ConocoPhillips 2024 10-K	154

Supplementary Data	Table of Contents
Costs Incurred

Year Ended December 31	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total Consolidated Operations	Equity Affiliates*
2024
Consolidated operations
Unproved property acquisition	$—	10,985	10,985	—	—	—	—	—	10,985	—
Proved property acquisition	297	12,118	12,415	(46)	—	—	1,100	—	13,469	—
	297	23,103	23,400	(46)	—	—	1,100	—	24,454	—
Exploration	98	548	646	239	49	46	7	1	988	18
Development	2,808	6,301	9,109	390	598	354	91	—	10,542	323
	$3,203	29,952	33,155	583	647	400	1,198	1	35,984	341

2023
Consolidated operations
Unproved property acquisition	$—	157	157	156	—	—	—	—	313	—
Proved property acquisition	—	106	106	2,973	—	—	—	—	3,079	—
	—	263	263	3,129	—	—	—	—	3,392	—
Exploration	67	396	463	144	45	49	4	3	708	46
Development	1,884	6,266	8,150	367	843	383	38	—	9,781	416
	$1,951	6,925	8,876	3,640	888	432	42	3	13,881	462

2022
Consolidated operations
Unproved property acquisition	$—	255	255	—	—	—	—	—	255	—
Proved property acquisition	—	249	249	—	—	—	104	—	353	881
	—	504	504	—	—	—	104	—	608	881
Exploration	61	1,278	1,339	99	121	59	3	2	1,623	25
Development	1,316	4,559	5,875	475	711	425	4	—	7,490	244
	$1,377	6,341	7,718	574	832	484	111	2	9,721	1,150
*All Equity Affiliate activity is located in our Asia Pacific/Middle East Region.
Capitalized Costs

At December 31	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total Consolidated Operations	Equity Affiliates*
2024
Consolidated operations
Proved property	$29,435	88,461	117,896	10,904	12,986	11,274	2,304	—	155,364	11,691
Unproved property	107	13,883	13,990	1,256	41	96	97	10	15,490	2,133
	29,542	102,344	131,886	12,160	13,027	11,370	2,401	10	170,854	13,824
Accumulated depreciation, depletion and amortization	13,946	42,089	56,035	3,651	9,412	8,842	575	10	78,525	9,246
	$15,596	60,255	75,851	8,509	3,615	2,528	1,826	—	92,329	4,578

2023
Consolidated operations
Proved property	$26,358	70,621	96,979	11,255	14,124	10,923	1,113	—	134,394	11,159
Unproved property	108	3,393	3,501	1,443	65	90	98	9	5,206	2,263
	26,466	74,014	100,480	12,698	14,189	11,013	1,211	9	139,600	13,422
Accumulated depreciation, depletion and amortization	12,789	36,829	49,618	3,377	9,978	8,423	508	9	71,913	8,779
	$13,677	37,185	50,862	9,321	4,211	2,590	703	—	67,687	4,643
*All Equity Affiliate activity is located in our Asia Pacific/Middle East Region.

155	ConocoPhillips 2024 10-K

Supplementary Data	Table of Contents
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
Discounted Future Net Cash Flows

	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
2024
Future cash inflows	$79,396	164,264	243,660	24,685	18,148	10,405	26,592	323,490	51,975	375,465
Less:
Future production costs	39,861	73,663	113,524	9,433	5,924	4,189	2,678	135,748	29,807	165,555
Future development costs	12,766	21,143	33,909	2,370	3,611	1,586	693	42,169	3,234	45,403
Future income tax provisions	5,664	13,098	18,762	1,886	6,680	1,131	20,750	49,209	5,630	54,839
Future net cash flows	21,105	56,360	77,465	10,996	1,933	3,499	2,471	96,364	13,304	109,668
10 percent annual discount	9,742	17,667	27,409	4,217	94	1,087	828	33,635	5,170	38,805
Discounted future net cash flows	$11,363	38,693	50,056	6,779	1,839	2,412	1,643	62,729	8,134	70,863
*All Equity Affiliate activity is located in our Asia Pacific/Middle East Region. Total Discounted future net cash flows for Asia Pacific/Middle East was $10,546.

	Millions of Dollars
	Alaska	Lower 48**	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total**
2023
Future cash inflows	$83,793	141,307	225,100	19,937	23,569	11,322	21,562	301,490	51,887	353,377
Less:
Future production costs	39,069	57,303	96,372	8,699	6,576	4,586	1,008	117,241	28,579	145,820
Future development costs	13,685	21,391	35,076	2,058	3,802	1,458	400	42,794	2,299	45,093
Future income tax provisions	7,386	12,451	19,837	880	10,140	1,316	18,687	50,860	5,647	56,507
Future net cash flows	23,653	50,162	73,815	8,300	3,051	3,962	1,467	90,595	15,362	105,957
10 percent annual discount	11,522	16,850	28,372	2,723	432	1,257	570	33,354	5,543	38,897
Discounted future net cash flows	$12,131	33,312	45,443	5,577	2,619	2,705	897	57,241	9,819	67,060
*All Equity Affiliate activity is located in our Asia Pacific/Middle East Region. Total Discounted future net cash flows for Asia Pacific/Middle East was $12,524.
**Certain amounts in Lower 48 have been revised to reflect additional Future cash inflows and Future production costs.

	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
2022
Future cash inflows	$94,332	195,605	289,937	13,768	44,942	13,458	27,067	389,172	87,644	476,816
Less:
Future production costs	47,979	63,987	111,966	5,722	7,559	5,582	1,085	131,914	51,912	183,826
Future development costs	8,501	21,379	29,880	960	4,378	1,159	531	36,908	2,685	39,593
Future income tax provisions	8,882	23,136	32,018	863	25,416	1,780	23,615	83,692	8,988	92,680
Future net cash flows	28,970	87,103	116,073	6,223	7,589	4,937	1,836	136,658	24,059	160,717
10 percent annual discount	13,733	31,191	44,924	1,936	1,827	1,505	746	50,938	10,787	61,725
Discounted future net cash flows	$15,237	55,912	71,149	4,287	5,762	3,432	1,090	85,720	13,272	98,992
*All Equity Affiliate activity is located in our Asia Pacific/Middle East Region. Total Discounted future net cash flows for Asia Pacific/Middle East was $16,704.

ConocoPhillips 2024 10-K	156

Supplementary Data	Table of Contents
Sources of Change in Discounted Future Net Cash Flows

	Millions of Dollars
	Consolidated Operations			Equity Affiliates			Total Company
	2024	2023*	2022	2024	2023	2022	2024	2023*	2022
Discounted future net cash flows at the beginning of the year	$57,241	$85,720	52,695	$9,819	13,272	5,000	$67,060	98,992	57,695
Changes during the year
Revenues less production costs for the year	(23,410)	(23,706)	(33,532)	(2,536)	(2,550)	(3,245)	(25,946)	(26,256)	(36,777)
Net change in prices, and production costs	(10,025)	(51,887)	61,902	(941)	(4,519)	8,184	(10,966)	(56,406)	70,086
Extensions, discoveries and improved recovery, less estimated future costs	(1,015)	1,751	7,882	507	118	1,472	(508)	1,869	9,354
Development costs for the year	10,197	9,129	6,687	402	326	272	10,599	9,455	6,959
Changes in estimated future development costs	(3,512)	(6,754)	(4,088)	(274)	(150)	189	(3,786)	(6,904)	(3,899)
Purchases of reserves in place, less estimated future costs	11,068	3,024	3,353	—	—	1,282	11,068	3,024	4,635
Sales of reserves in place, less estimated future costs	(113)	(446)	(3,847)	—	—	—	(113)	(446)	(3,847)
Revisions of previous quantity estimates	14,175	9,047	13,080	23	492	2,193	14,198	9,539	15,273
Accretion of discount	8,137	12,414	7,021	1,199	1,635	616	9,336	14,049	7,637
Net change in income taxes	(14)	18,949	(25,433)	(65)	1,195	(2,691)	(79)	20,144	(28,124)
Total changes	5,488	(28,479)	33,025	(1,685)	(3,453)	8,272	3,803	(31,932)	41,297
Discounted future net cash flows at year end	$62,729	$57,241	85,720	$8,134	9,819	13,272	$70,863	67,060	98,992
*Certain amounts in Consolidated Operations have been revised to reflect adjustments to the discounted future net cash flows.
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

•The accretion of discount is 10 percent of the prior year’s discounted future cash inflows, less future production and development costs.

•The net change in income taxes is the annual change in the discounted future income tax provisions.

157	ConocoPhillips 2024 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2024, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively as of December 31, 2024.

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
Item 9B. Other Information
Insider Trading Arrangements
During the three-month period ended December 31, 2024, no officer or director of the company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

ConocoPhillips 2024 10-K	158

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
Insider Trading Policies and Procedures
We have adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and other personnel employed by us or any of our subsidiaries. All personnel are responsible for ensuring their “Related Parties” (as defined in the policies) comply as well. We have an additional insider trading policy that applies only to our directors, Section 16 officers and other designated officers and employees. We believe our insider trading policies are reasonably designed to promote compliance with insider trading laws, rules and regulations, the listing standards of the NYSE and Section 16 reporting requirements, as applicable.

All other information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2025, and is incorporated herein by reference.*
Item 11. Executive Compensation
Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2025, and is incorporated herein by reference.*
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2025, and is incorporated herein by reference.*
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2025, and is incorporated herein by reference.*
Item 14. Principal Accounting Fees and Services
Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2025, and is incorporated herein by reference.*
_________________________
*    Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2025 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

159	ConocoPhillips 2024 10-K

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
3.    Exhibits
The exhibits listed in the Index to Exhibits, which appears on pages 161 through 164, are filed as part of this annual report.

ConocoPhillips 2024 10-K	160

ConocoPhillips

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Description	Exhibit	Form	File No.
2.1	Separation and Distribution Agreement Between ConocoPhillips and Phillips 66, dated April 26, 2012.	2.1	8-K	001-32395

2.2†‡	Purchase and Sale Agreement, dated March 29, 2017, by and among ConocoPhillips Company, ConocoPhillips Canada Resources Corp., ConocoPhillips Canada Energy Partnership, ConocoPhillips Western Canada Partnership, ConocoPhillips Canada (BRC) Partnership, ConocoPhillips Canada E&P ULC, and Cenovus Energy Inc.	2.1	10-Q	001-32395

2.3†‡	Asset Purchase and Sale Agreement Amending Agreement, dated as of May 16, 2017, by and among ConocoPhillips Company, ConocoPhillips Canada Resources Corp., ConocoPhillips Canada Energy Partnership, ConocoPhillips Western Canada Partnership, ConocoPhillips Canada (BRC) Partnership, ConocoPhillips Canada E&P ULC, and Cenovus Energy Inc.	2.2	8-K	001-32395

2.4	Agreement and Plan of Merger, dated as of October 18, 2020, among ConocoPhillips, Falcon Merger Sub Corp. and Concho Resources Inc.	2.1	8-K	001-32395

2.5	Agreement and Plan of Merger, dated as of May 28, 2024, by and among ConocoPhillips, Puma Merger Sub Corp, and Marathon Oil Corporation.	2.1	8-K	001-32395

3.1	Amended and Restated Certificate of Incorporation.	3.1	10-Q	001-32395

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ConocoPhillips.	3.2	8-K	000-49987

3.3	Restated Certificate of Incorporation of ConocoPhillips Company, dated February 6, 2019.	3.4	10-K	001-32395

3.4	Second Amended and Restated Bylaws, dated May 16, 2023	3.1	10-Q	001-32395

	ConocoPhillips and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10 percent of the total assets of ConocoPhillips and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, ConocoPhillips agrees to furnish a copy of such instruments to the SEC upon request.

4.1	Description of Securities of the Registrant.	4.1	10-K	001-32395

10.1	Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	10.1	8-K	001-32395

10.2	Intellectual Property Assignment and License Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	10.2	8-K	001-32395

10.3	Tax Sharing Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	10.3	8-K	001-32395

10.4	Employee Matters Agreement between ConocoPhillips and Phillips 66, dated April 12, 2012.	10.4	8-K	001-32395

10.5.1	Phillips Petroleum Company Grantor Trust Agreement, dated June 1, 1998.	10.17.3	10-K	001-32395

10.5.2	First Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated May 3, 1999.	10.17.4	10-K	001-32395

10.5.3	Second Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated January 15, 2002.	10.17.5	10-K	001-32395

161	ConocoPhillips 2024 10-K

10.5.4	Third Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated October 5, 2006.	10.17.6	10-K	001-32395

10.5.5	Fourth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust Agreement, dated May 1, 2012.	10.17.7	10-K	001-32395

10.5.6	Fifth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust Agreement, dated May 20, 2015.	10.17.8	10-K	001-32395

10.6.1	Successor Trustee Agreement of the Deferred Compensation Trust Agreement for Non-Employee Directors of ConocoPhillips dated July 31, 2020.	10.1	10-Q	001-32395

10.6.2	First Amendment to the Successor Trust Agreement of the Deferred Compensation Trust Agreement for Non-Employee Directors of ConocoPhillips, dated August 4, 2020.	10.2	10-Q	001-32395

10.7	Omnibus Securities Plan of Phillips Petroleum Company.	10.19	10-K	004-49987

10.8	2002 Omnibus Securities Plan of Phillips Petroleum Company.	10.26	10-K	000-49987

10.9.1	2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	Schedule 14A	Proxy	000-49987

10.9.2	Form of Performance Share Unit Award Agreement under the Performance Share Program under the 2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	10.27	10-K	001-32395

10.10	Omnibus Amendments to certain ConocoPhillips employee benefit plans, adopted December 7, 2007.	10.30	10-K	001-32395

10.11	2009 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	Schedule 14A	Proxy	001-32395

10.12.1	2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	Schedule 14A	Proxy	001-32395

10.12.2	Form of Performance Share Unit Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013.	10.26.6	10-K	001-32395

10.12.3	Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014.	10.1	10-Q	001-32395

10.12.4	Form of Performance Period IX Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014.	10.3	10-Q	001-32395

10.12.5	Form of Performance Period X Award Agreement, as part of the ConocoPhillips Performance Share Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014.	10.5	10-Q	001-32395

10.13.1	2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	10.1	8-K	001-32395

10.13.2	Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016.	10.26.12	10-K	001-32395

10.13.3	Form of Performance Share Unit Award Terms and Conditions for Performance Period 18, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2018.	10.26.24	10-K	001-32395

ConocoPhillips 2024 10-K	162

10.13.4	Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Stock Option Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 14, 2017.	10.1	10-Q	001-32395

10.13.5	Form of Executive Restricted Stock Unit Award Terms and Conditions, as part of the ConocoPhillips Executive Restricted Stock Unit Program, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 11, 2020.	10.1	10-Q	001-32395

10.14.1	2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips	10.1	8-K	001-32395

10.14.2	Form of Performance Share Unit Award Terms and Conditions for Performance Period 24, as part of the ConocoPhillips Performance Share Program granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2024.	10.1	10-Q	001-32395

10.14.3	Form of Executive Restricted Stock Unit Award Terms and Conditions, as part of the ConocoPhillips Executive Restricted Stock Unit Program, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2024.	10.2	10-Q	001-32395

10.14.4	Form of 2024 Retention Award Terms and Conditions, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	10.3	10-Q	001-32395

10.14.5	Form of 2024 Inducement Award Terms and Conditions, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	10.4	10-Q	001-32395

10.14.6*
Form of Performance Share Unit Award Terms and Conditions for Performance Period 25, as part of the ConocoPhillips Performance Share Program granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 11, 2025.

10.14.7*
Form of Executive Restricted Stock Unit Award Terms and Conditions, as part of the ConocoPhillips Executive Restricted Stock Unit Program, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 11, 2025.

10.15	Amended and Restated ConocoPhillips Key Employee Supplemental Retirement Plan, dated January 1, 2020.	10.10.1	10-K	001-32395

10.16.1	Amended and Restated Defined Contribution Make-Up Plan of ConocoPhillips—Title I, dated January 1, 2020.	10.11.1	10-K	001-32395

10.16.2	Amended and Restated Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated January 1, 2024.	10.16.2	10-K	001-32395

10.17	Amended and Restated Company Retirement Contribution Make-Up Plan of ConocoPhillips, dated January 1, 2024.	10.17	10-K	001-32395

10.18.1	Amended and Restated Key Employee Deferred Compensation Plan of ConocoPhillips—Title I, dated January 1, 2020.	10.19.1	10-K	001-32395

10.18.2	Amended and Restated Key Employee Deferred Compensation Plan of ConocoPhillips—Title II, dated January 1, 2024.	10.18.2	10-K	001-32395

10.19	Amendment and Restatement of ConocoPhillips Key Employee Change in Control Severance Plan, effective December 2, 2021.	10.20.1	10-K	001-32395

10.20.1	Form of Non-Employee Director Restricted Stock Units Terms and Conditions, as part of the Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15, 2016.	10.3	10-Q	001-32395

10.20.2*
Form of Non-Employee Director Restricted Stock Units Terms and Conditions, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips and subject to the Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15, 2025.

163	ConocoPhillips 2024 10-K

10.21	Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips.	10.17	10-K	001-32395

10.22.1	ConocoPhillips Directors’ Charitable Gift Program.	10.40	10-K	000-49987

10.22.2	First and Second Amendments to the ConocoPhillips Directors’ Charitable Gift Program.	10	10-Q	001-32395

10.23	Amended and Restated 409A Annex to Nonqualified Deferred Compensation Arrangements of ConocoPhillips, dated January 1, 2020.	10.27	10-K	001-32395

10.24	Amendment and Restatement of ConocoPhillips Executive Severance Plan, dated December 2, 2021.	10.47	10-K	001-32395

10.25	Amendment and Restatement of the Burlington Resources Inc. Management Supplemental Benefits Plan, dated April 19, 2012.	10.9	10-Q	001-32395

10.26	Purchase and Sale Agreement, dated as of September 20, 2021, by and between Shell Enterprises LLC and ConocoPhillips.	10.1	10-Q	001-32395

10.27	Form of Aircraft Time Sharing Agreement by and between certain executives and ConocoPhillips dated June 21, 2021.	10.2	10-Q	001-32395

10.28	Letter agreement with Timothy A. Leach, dated April 28, 2022.	10.1	10-Q	001-32395

10.29	Form of Aircraft Time Sharing Agreement by and between certain executives and ConocoPhillips dated November 14, 2023.	10.29	10-K	001-32395

19*	Insider Trading Policies of ConocoPhillips

21*	List of Subsidiaries of ConocoPhillips.

22*	Subsidiary Guarantors of Guaranteed Securities.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of DeGolyer and MacNaughton.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

97	ConocoPhillips Clawback Policy effective October 2, 2023.	97.2	10-K	001-32395

99*	Report of DeGolyer and MacNaughton.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

ConocoPhillips 2024 10-K	164

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONOCOPHILLIPS

February 18, 2025	/s/ Ryan M. Lance
Ryan M. Lance Chairman of the Board of Directors and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 18, 2025, on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors.

Signature	Title

/s/ Ryan M. Lance	Chairman of the Board of Directors
Ryan M. Lance	and Chief Executive Officer
(Principal executive officer)

/s/ William L. Bullock, Jr.	Executive Vice President and
William L. Bullock, Jr.	Chief Financial Officer
(Principal financial officer)

/s/ Christopher P. Delk	Vice President, Controller
Christopher P. Delk	and General Tax Counsel
(Principal accounting officer)

165	ConocoPhillips 2024 10-K

/s/ Dennis V. Arriola	Director
Dennis V. Arriola

/s/ Nelda J. Connors	Director
Nelda J. Connors

/s/ Gay Huey Evans	Director
Gay Huey Evans

/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres

/s/ Timothy A. Leach	Director
Timothy A. Leach

/s/ William H. McRaven	Director
William H. McRaven

/s/ Sharmila Mulligan	Director
Sharmila Mulligan

/s/ Arjun N. Murti	Director
Arjun N. Murti

/s/ Robert A. Niblock	Director
Robert A. Niblock

/s/ David T. Seaton	Director
David T. Seaton

/s/ R.A. Walker	Director
R.A. Walker

ConocoPhillips 2024 10-K	166