Form 10-Q
period 2025-03-31
CONOCOPHILLIPS
filed 2025-05-08
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,262,410,026 shares of common stock, $.01 par value, outstanding at March 31, 2025.

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations
The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP NOK	British pound Norwegian kroner	DD&A	depreciation, depletion and amortization
		FASB	Financial Accounting Standards Board
Units of Measurement
BBL	barrel	FIFO	first-in, first-out
BCF	billion cubic feet	G&A	general and administrative
BOE	barrel of oil equivalent	GAAP	generally accepted accounting principles
MBD	thousand barrels per day
MCF	thousand cubic feet	LIFO	last-in, first-out
MM	million	NPNS	normal purchase normal sale
MMBOE	million barrels of oil equivalent	PP&E	properties, plants and equipment
MBOED	thousand barrels of oil equivalent per day	VIE	variable interest entity
MMBOED	million barrels of oil equivalent per day
MMBTU	million British thermal units	Miscellaneous
MMCFD MTPA	million cubic feet per day million tonnes per annum	CERCLA	Federal Comprehensive Environmental Response Compensation and Liability Act
		EPA	Environmental Protection Agency
Industry		ESG	environmental, social and governance
BLM	Bureau of Land Management	EU	European Union
CBM	coalbed methane	FERC	Federal Energy Regulatory Commission
CCS	carbon capture and storage
E&P	exploration and production	GHG	greenhouse gas
FEED	front-end engineering and design	HSE	health, safety and environment
FID	final investment decision	ICC	International Chamber of Commerce
FPS	floating production system	ICSID	World Bank’s International
FPSO	floating production, storage and		Centre for Settlement of
	offloading		Investment Disputes
G&G	geological and geophysical	IRS	Internal Revenue Service
JOA	joint operating agreement	OTC	over-the-counter
LNG	liquefied natural gas	NYSE	New York Stock Exchange
NGLs	natural gas liquids	SEC	U.S. Securities and Exchange
OPEC	Organization of Petroleum		Commission
	Exporting Countries	TSR	total shareholder return
PSC	production sharing contract	U.K.	United Kingdom
PUDs	proved undeveloped reserves	U.S.	United States of America
SAGD	steam-assisted gravity drainage	VROC	variable return of cash
WCS	Western Canadian Select
WTI	West Texas Intermediate

1	ConocoPhillips 2025 Q1 10-Q

Financial Statements	Table of Contents
PART I. Financial Information
Item 1.    Financial Statements

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Revenues and Other Income
Sales and other operating revenues	$16,517	13,848
Equity in earnings of affiliates	392	421
Gain (loss) on dispositions	79	93
Other income	113	114
Total Revenues and Other Income	17,101	14,476
Costs and Expenses
Purchased commodities	6,188	5,334
Production and operating expenses	2,506	2,015
Selling, general and administrative expenses	191	178
Exploration expenses	117	112
Depreciation, depletion and amortization	2,746	2,211
Impairments	1	—
Taxes other than income taxes	551	555
Accretion on discounted liabilities	94	80
Interest and debt expense	205	205
Foreign currency transaction (gain) loss	30	(18)
Other expenses	6	(4)
Total Costs and Expenses	12,635	10,668
Income (loss) before income taxes	4,466	3,808
Income tax provision (benefit)	1,617	1,257
Net Income (Loss)	$2,849	2,551

Net Income (Loss) Per Share of Common Stock (dollars)
Basic	$2.23	2.16
Diluted	2.23	2.15
Weighted-Average Common Shares Outstanding (in thousands)
Basic	1,273,350	1,177,921
Diluted	1,274,879	1,180,320
See Notes to Consolidated Financial Statements.

ConocoPhillips 2025 Q1 10-Q	2

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Net Income (Loss)	$2,849	2,551
Other comprehensive income (loss), net of tax:
Defined benefit plans	7	5
Unrealized holding gain (loss) on securities	2	(3)
Foreign currency translation adjustments	70	(230)
Unrealized gain (loss) on hedging activities	—	(16)
Other Comprehensive Income (Loss), Net of Tax	79	(244)
Comprehensive Income (Loss)	$2,928	2,307
See Notes to Consolidated Financial Statements.

3	ConocoPhillips 2025 Q1 10-Q

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	March 31 2025	December 31 2024
Assets
Cash and cash equivalents	$6,309	5,607
Short-term investments	926	507
Accounts and notes receivable (net of allowance of $7 and $7, respectively)	6,400	6,695
Inventories	1,844	1,809
Prepaid expenses and other current assets	1,427	1,029
Total Current Assets	16,906	15,647
Investments and long-term receivables	10,008	9,869
Net properties, plants and equipment (net of accumulated DD&A of $82,940 and $81,072, respectively)	94,316	94,356
Other assets	3,024	2,908
Total Assets	$124,254	122,780

Liabilities
Accounts payable	$7,349	6,044
Short-term debt	608	1,035
Accrued income and other taxes	2,919	2,460
Employee benefit obligations	652	1,087
Other accruals	1,801	1,498
Total Current Liabilities	13,329	12,124
Long-term debt	23,176	23,289
Asset retirement obligations and accrued environmental costs	8,146	8,089
Deferred income taxes	11,483	11,426
Employee benefit obligations	999	1,022
Other liabilities and deferred credits	1,883	2,034
Total Liabilities	59,016	57,984

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value)
Issued (2025—2,252,338,110 shares; 2024—2,250,672,734 shares)
Par value	23	23
Capital in excess of par	77,554	77,529
Treasury stock (at cost: 2025—989,928,084 shares; 2024—974,806,010 shares)	(72,666)	(71,152)
Accumulated other comprehensive income (loss)	(6,394)	(6,473)
Retained earnings	66,721	64,869
Total Equity	65,238	64,796
Total Liabilities and Equity	$124,254	122,780
See Notes to Consolidated Financial Statements.

ConocoPhillips 2025 Q1 10-Q	4

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$2,849	2,551
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	2,746	2,211
Impairments	1	—
Dry hole costs and leasehold impairments	61	19
Accretion on discounted liabilities	94	80
Deferred taxes	(71)	87
Distributions more (less) than income from equity affiliates	(19)	308
(Gain) loss on dispositions	(79)	(93)
Other	(115)	(66)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	280	(76)
Decrease (increase) in inventories	(26)	(55)
Decrease (increase) in prepaid expenses and other current assets	(134)	74
Increase (decrease) in accounts payable	518	(85)
Increase (decrease) in taxes and other accruals	10	30
Net Cash Provided by Operating Activities	6,115	4,985
Cash Flows From Investing Activities
Capital expenditures and investments	(3,378)	(2,916)
Working capital changes associated with investing activities	827	169
Acquisition of businesses, net of cash acquired	—	49
Proceeds from asset dispositions	635	173
Net sales (purchases) of investments	(400)	405
Other	(30)	(21)
Net Cash Used in Investing Activities	(2,346)	(2,141)
Cash Flows From Financing Activities
Repayment of debt	(547)	(505)
Issuance of company common stock	(52)	(61)
Repurchase of company common stock	(1,500)	(1,325)
Dividends paid	(998)	(924)
Other	(40)	(10)
Net Cash Used in Financing Activities	(3,137)	(2,825)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	83	(73)
Net Change in Cash, Cash Equivalents and Restricted Cash	715	(54)
Cash, cash equivalents and restricted cash at beginning of period	5,905	5,899
Cash, Cash Equivalents and Restricted Cash at End of Period	$6,620	5,845
Restricted cash of $311 million and $298 million is included in the "Other assets" line of our Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024, respectively.
See Notes to Consolidated Financial Statements.

5	ConocoPhillips 2025 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Notes to Consolidated Financial Statements
Note 1—Basis of Presentation
The interim-period financial information presented in the financial statements included in this report is unaudited and, in the opinion of management, includes all known accruals and adjustments necessary for a fair presentation of the consolidated financial position of ConocoPhillips, its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature unless otherwise disclosed. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report; therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2024 Annual Report on Form 10-K. Certain prior year financial statement line items have been reclassified to conform to the current year presentation.

Note 2—Inventories

	Millions of Dollars
	March 31 2025	December 31 2024
Crude oil and natural gas	$943	907
Materials and supplies	901	902
Total inventories	$1,844	1,809

Inventories valued on the LIFO basis	$575	578

Note 3—Acquisitions and Dispositions
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

Total Fair Value	Millions of Dollars
Value of ConocoPhillips common stock issued*	$15,972
Cash transferred at close**	451
Value attributable to Marathon Oil share-based awards	67
Other liabilities incurred***	17
Total Fair Value (Millions)	$16,507
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

The transaction was accounted for as a business combination under FASB Topic ASC 805 using the acquisition method, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Fair value measurements were made for acquired assets and liabilities. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as we identify new information about facts and circumstances that existed as of the acquisition date to consider. At March 31, 2025, remaining items to finalize include allocation of fair value to unproved properties. The impact of finalizing the fair value allocation is not expected to have a material impact to our consolidated financial statements.

ConocoPhillips 2025 Q1 10-Q	6

Notes to Consolidated Financial Statements	Table of Contents
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

With the completion of the transaction, we acquired proved properties of approximately $13 billion, with $12 billion in Lower 48 and $1 billion in Equatorial Guinea, and unproved properties of $11 billion in Lower 48.

We recognized approximately $568 million pre-tax of transaction-related costs to date, inclusive of $23 million in the first quarter of 2025. These non-recurring costs related primarily to employee severance and related benefits, fees paid to advisors and the settlement of share-based awards for certain Marathon Oil employees based on the terms of the Merger Agreement.

7	ConocoPhillips 2025 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Supplemental Pro Forma (unaudited)
The following table summarizes the unaudited supplemental pro forma financial information for the three-month period ended March 31, 2024, as if we had completed the acquisition on January 1, 2023.

	Millions of Dollars
	Three Months Ended March 31, 2024
	As reported	Pro Forma Marathon Oil	Pro Forma Combined
Supplemental Pro Forma (unaudited)
Total Revenues and Other Income	$14,476	1,551	16,027
Net Income (Loss)	2,551	344	2,895

Earnings per share:
Basic net income (loss)	$2.16		2.18
Diluted net income (loss)	2.15		2.18

The unaudited supplemental pro forma financial information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed on January 1, 2023, nor is it necessarily indicative of future operating results of the combined entity. The pro forma results do not include cost savings anticipated as a result of the transaction. The pro forma results include adjustments which relate primarily to DD&A, which is based on the unit-of-production method, resulting from the purchase price allocated to oil and gas properties as well as adjustments for tax impacts. We believe the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected.

Assets Sold
In the first quarter of 2025, we sold our interests in certain noncore assets in the Lower 48 segment for net proceeds of $581 million and recognized a $64 million before-tax and $49 million after-tax gain. At the time of disposition, our interest in these assets had a net carrying value of $517 million, comprised primarily of $553 million of PP&E and $36 million of liabilities, primarily related to noncurrent AROs.

Assets Held for Sale
In February 2025, we entered into an agreement to sell our interests in the Ursa and Europa Fields, and Ursa Oil Pipeline Company LLC to Shell Offshore Inc. and Shell Pipeline Company LP, respectively, for $735 million subject to customary closing adjustments. These assets, in our Lower 48 segment, have a net carrying value of approximately $394 million, comprised primarily of $496 million of PP&E and $102 million of liabilities, primarily related to noncurrent AROs. These assets met held for sale criteria in the first quarter of 2025, and as of March 31, 2025, we reclassified the PP&E to "Prepaid expenses and other current assets" and the noncurrent liabilities to "Other accruals" on our consolidated balance sheet. This transaction closed in May 2025. For tax-related impacts of this disposition, see Note 19.

Contingent Payments
In October 2023, we completed our acquisition of the remaining 50 percent working interest in Surmont, an asset in our Canada segment, from TotalEnergies EP Canada Ltd. The consideration for the acquisition contained a contingent consideration arrangement that requires additional consideration to be paid to TotalEnergies EP Canada Ltd. up to $0.4 billion CAD over a five-year term. The contingent payments represent $2 million for every dollar that WCS pricing exceeds $52 per barrel during the month, subject to certain production targets being achieved. The undiscounted amount we could pay under this arrangement was up to $0.3 billion USD at closing. The fair value of the contingent consideration on the acquisition date was $320 million and estimated by applying the income approach. Since the acquisition, we have made payments of $197 million USD under this arrangement, included in the "Other" line within the Financing Activities section of our Consolidated Statement of Cash Flows. See Note 11.

ConocoPhillips 2025 Q1 10-Q	8

Notes to Consolidated Financial Statements	Table of Contents
Note 4—Investments and Long-Term Receivables
Australia Pacific LNG Pty Ltd. (APLNG)
In Australia, we hold a 47.5 percent shareholding interest in APLNG. At March 31, 2025, the outstanding balance of APLNG's debt was $3.7 billion under various previously entered facilities. The last principal and interest payment on these facilities is due in September 2030. See Note 8.
At March 31, 2025, the carrying value of our equity method investment in APLNG was approximately $5.0 billion.
Port Arthur LNG (PALNG)
We hold a 30 percent direct equity investment in PALNG, a joint venture for the development of a large-scale LNG facility. At March 31, 2025, the carrying value of our equity method investment in PALNG was approximately $1.6 billion.
Qatar LNG
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

At March 31, 2025, the carrying value of our equity method investments in Qatar was approximately $1.4 billion.

Note 5—Debt
Our debt balance at March 31, 2025 was $23.8 billion, compared with $24.3 billion at December 31, 2024.
In the first quarter of 2025, the company retired a total of $0.5 billion principal amount of debt at maturity, consisting of $0.4 billion of our 2.4% Notes and $0.1 billion of our 8.2% Debentures.
In February 2025, we refinanced our revolving credit facility maintaining a total aggregate principal amount of $5.5 billion and extended the expiration to February 2030. Our revolving credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million, or as support for our commercial paper program. The revolving credit facility is broadly syndicated among financial institutions and does not contain any material adverse change provisions or any covenants requiring maintenance of specified financial ratios or credit ratings. The facility agreement contains a cross-default provision relating to the failure to pay principal or interest on other debt obligations of $200 million or more by ConocoPhillips, or any of its consolidated subsidiaries. The amount of the facility is not subject to redetermination prior to its expiration date.
Credit facility borrowings may bear interest at a margin above the Secured Overnight Financing Rate (SOFR). The facility agreement calls for commitment fees on available, but unused, amounts. The facility agreement also contains early termination rights if our current directors or their approved successors cease to be a majority of the Board of Directors.
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at March 31, 2025, and at December 31, 2024.
We do not have any ratings triggers on any of our corporate debt that would cause an automatic default and thereby impact our access to liquidity upon downgrade of our credit ratings. If our credit ratings are downgraded from their current levels, it could increase the cost of corporate debt available to us and restrict our access to the commercial paper markets. If our credit ratings were to deteriorate to a level prohibiting us from accessing the commercial paper market, we would still be able to access funds under our revolving credit facility.
At March 31, 2025, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis; therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

9	ConocoPhillips 2025 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 6—Changes in Equity

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended March 31, 2025
Balances at December 31, 2024	$23	77,529	(71,152)	(6,473)	64,869	64,796
Net income (loss)					2,849	2,849
Other comprehensive income (loss)				79		79
Dividends declared
Ordinary ($0.78 per common share)					(998)	(998)
Repurchase of company common stock			(1,500)			(1,500)
Excise tax on share repurchases			(13)			(13)
Distributed under benefit plans		25				25
Other			(1)		1	—
Balances at March 31, 2025	$23	77,554	(72,666)	(6,394)	66,721	65,238

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended March 31, 2024
Balances at December 31, 2023	$21	61,303	(65,640)	(5,673)	59,268	49,279
Net income (loss)					2,551	2,551
Other comprehensive income (loss)				(244)		(244)
Dividends declared
Ordinary ($0.58 per common share)					(687)	(687)
Variable return of cash ($0.20 per common share)					(237)	(237)
Repurchase of company common stock			(1,325)			(1,325)
Excise tax on share repurchases			(9)			(9)
Distributed under benefit plans		(3)				(3)
Balances at March 31, 2024	$21	61,300	(66,974)	(5,917)	60,895	49,325

Note 7—Suspended Wells and Exploration Expenses
The capitalized cost of suspended wells at March 31, 2025 was $161 million, a decrease of $35 million from December 31, 2024. In the first quarter of 2025, we recognized dry hole expenses of $36 million related to certain previously suspended wells that were capitalized for a period greater than one year in our Asia Pacific segment.

ConocoPhillips 2025 Q1 10-Q	10

Notes to Consolidated Financial Statements	Table of Contents
Note 8—Guarantees
At March 31, 2025, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At March 31, 2025, we had outstanding multiple guarantees in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing March 2025 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee to be six years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At March 31, 2025, the carrying value of this guarantee was approximately $14 million.

•In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy Limited in October 2008, we agreed to reimburse Origin Energy Limited for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements. The final guarantee expires in the fourth quarter of 2041. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $600 million ($1.0 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 12 to 21 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $570 million and would become payable if APLNG does not perform. At March 31, 2025, the carrying value of these guarantees was approximately $39 million.

QatarEnergy LNG Guarantees
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in NFE4 and NFS3. These guarantees have an approximate 30-year term with no maximum limit. At March 31, 2025, the carrying value of these guarantees was approximately $14 million.

Equatorial Guinea Guarantees
We have guaranteed payment obligations as a shareholder in both Equatorial Guinea LNG Operations, S.A., a fully owned subsidiary of Equatorial Guinea LNG Holdings Limited, and Alba Plant LLC with regard to certain agreements to process third-party gas. These guarantees have three years remaining, and the maximum potential future payments related to these guarantees is approximately $116 million. At March 31, 2025, the carrying value of these guarantees was approximately $4 million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $570 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of one to five years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities or as a result of nonperformance of contractual terms by guaranteed parties. At March 31, 2025, there was no carrying value associated with these guarantees.

11	ConocoPhillips 2025 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnification obligations at March 31, 2025, was approximately $20 million. Those related to environmental issues have terms that are generally indefinite, and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 9 for additional information about environmental liabilities.

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

ConocoPhillips 2025 Q1 10-Q	12

Notes to Consolidated Financial Statements	Table of Contents
We are currently participating in environmental assessments and cleanups at numerous federal Superfund and other comparable state and international sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a purchase business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. We have not reduced these accruals for possible insurance recoveries.
For remediation activities in the U.S. and Canada, our consolidated balance sheet included total accrued environmental costs of $210 million at March 31, 2025 compared with $206 million at December 31, 2024. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.
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
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at March 31, 2025, we had performance obligations secured by letters of credit of $284 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
In 2007, the government of Venezuela expropriated ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures, as well as the offshore Corocoro development project. In response, ConocoPhillips initiated international arbitration proceedings before the ICSID. In March 2019, an ICSID tribunal unanimously ordered the government of Venezuela to pay ConocoPhillips approximately $8.7 billion (later reduced to $8.5 billion) plus interest for the unlawful expropriation of the projects. On January 22, 2025, an ICSID annulment committee dismissed Venezuela’s application to annul the tribunal’s decision and upheld the $8.5 billion award plus interest in full. Separate arbitrations before the ICC resulted in additional awards against Petróleos de Venezuela, S.A. (PDVSA) and three of its affiliates, including an award for approximately $2 billion plus interest, for the Hamaca and Petrozuata projects, and a $33 million award, for the Corocoro project, plus interest. Cumulatively, as of March 31, 2025, the company has received approximately $789 million in connection with the first ICC award. Collection actions for all three awards are ongoing.

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

13	ConocoPhillips 2025 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Several Louisiana parishes and the State of Louisiana have filed numerous lawsuits under Louisiana’s State and Local Coastal Resources Management Act (SLCRMA) against oil and gas companies, including ConocoPhillips, seeking compensatory damages for contamination and erosion of the Louisiana coastline allegedly caused by historical oil and gas operations. ConocoPhillips entities are defendants in several of the lawsuits and will vigorously defend against them. Because plaintiffs’ SLCRMA theories are unprecedented, there is uncertainty about these claims (both as to scope and damages), and we continue to evaluate our exposure in these lawsuits while assessing options for early resolution.
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

In July 2021, a federal securities class action was filed against Concho Resources Inc. (Concho), certain of Concho’s officers, and ConocoPhillips as Concho’s successor in the United States District Court for the Southern District of Texas. On October 21, 2021, the court issued an order appointing Utah Retirement Systems and the Construction Laborers Pension Trust for Southern California as lead plaintiffs (Lead Plaintiffs). On January 7, 2022, the Lead Plaintiffs filed their consolidated complaint alleging that Concho made materially false and misleading statements regarding its business and operations in violation of the federal securities laws and seeking unspecified damages, attorneys’ fees, costs, equitable/injunctive relief and such other relief that may be deemed appropriate. The defendants filed a motion to dismiss the consolidated complaint on March 8, 2022. On June 23, 2023, the court denied defendants’ motion as to most defendants including Concho/ConocoPhillips. On April 7, 2025, the court certified a class. We believe the allegations in the action are without merit and are vigorously defending this litigation.

ConocoPhillips is involved in pending disputes with commercial counterparties relating to the propriety of its force majeure notices following Winter Storm Uri in 2021. We believe these claims are without merit and are vigorously defending them.

ConocoPhillips 2025 Q1 10-Q	14

Notes to Consolidated Financial Statements	Table of Contents
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
The following table presents the gross fair values of our commodity derivatives, excluding collateral, on our consolidated balance sheet:

	Millions of Dollars
	March 31 2025	December 31 2024
Assets
Prepaid expenses and other current assets	$541	394
Other assets	122	94
Liabilities
Other accruals	553	397
Other liabilities and deferred credits	105	83
The gains (losses) from commodity derivatives included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Sales and other operating revenues	$59	54
Other income	(4)	—
Purchased commodities	(39)	(50)
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long (Short)
	March 31 2025	December 31 2024
Commodity
Natural gas and power (BCF equivalent)
Fixed price	(15)	(17)
Basis	5	—

15	ConocoPhillips 2025 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Interest Rate Derivative Instruments
In 2023, PALNG executed interest rate swaps that had the effect of converting 60 percent of the projected term loans outstanding to finance the cost of development and construction of Phase 1 from floating to fixed rate. During the first quarter of 2025, PALNG dedesignated the remaining portion of the interest rate swaps previously designated as a cash flow hedge. Changes in the fair value of the dedesignated hedging instruments are reported in the “Equity in earnings of affiliates” line on our consolidated income statement.

For the three-month period ended March 31, 2025, we recognized a gain of $15 million in “Equity in earnings of affiliates” related to the swaps. For the three-month period ended March 31, 2024, we recognized an unrealized loss of $20 million in other comprehensive income (loss) related to these swaps.

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
The following investments are carried on our consolidated balance sheet at cost, plus accrued interest and the table reflects remaining maturities at March 31, 2025, and December 31, 2024:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Cash	$493	770
Demand Deposits	2,533	3,211
Time Deposits
1 to 90 days	3,033	1,364	403	1
91 to 180 days			10	5
Within one year			1	6
U.S. Government Obligations
1 to 90 days	244	260	—	—
	$6,303	5,605	414	12

ConocoPhillips 2025 Q1 10-Q	16

Notes to Consolidated Financial Statements	Table of Contents
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at March 31, 2025, and December 31, 2024:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments		Investments and Long-Term Receivables
	March 31 2025	December 31 2024	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Major Security Type
Corporate Bonds	$—	—	385	338	604	612
Commercial Paper	6	2	47	77
U.S. Government Obligations	—	—	40	43	185	218
U.S. Government Agency Obligations			7	—	1	7
Foreign Government Obligations			4	4	15	12
Asset-Backed Securities			29	33	235	205
	$6	2	512	495	1,040	1,054
Cash and cash equivalents and Short-term investments have remaining maturities within one year. Investments and long-term receivables have remaining maturities that vary from greater than one year through 13 years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Major Security Type
Corporate Bonds	$984	947	989	950
Commercial Paper	53	79	53	79
U.S. Government Obligations	224	262	225	261
U.S. Government Agency Obligations	8	7	8	7
Foreign Government Obligations	19	16	19	16
Asset-Backed Securities	263	237	264	238
	$1,551	1,548	1,558	1,551
As of March 31, 2025, and March 31, 2024, total unrealized gains for debt securities classified as available for sale with net gains and total unrealized losses for debt securities classified as available for sale with net losses were negligible. No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.
For the three-month periods ended March 31, 2025, and March 31, 2024, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $211 million and $222 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.

17	ConocoPhillips 2025 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at March 31, 2025, and December 31, 2024, was $121 million and $70 million, respectively. For these instruments, collateral posted at March 31, 2025 was $4 million and no collateral was posted at December 31, 2024. If our credit rating had been downgraded below investment grade at March 31, 2025, we would have been required to post $57 million of additional collateral, either with cash or letters of credit.

ConocoPhillips 2025 Q1 10-Q	18

Notes to Consolidated Financial Statements	Table of Contents
Note 11—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during the three-month period ended March 31, 2025, nor during the year ended December 31, 2024.
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
•Level 3 liabilities include the fair value of future quarterly contingent payments to TotalEnergies EP Canada Ltd. in connection with the acquisition of the remaining 50 percent working interest in Surmont. Contingent consideration consists of payments up to approximately $0.4 billion CAD over a five-year term ending in the fourth quarter of 2028. The contingent payments represent $2 million for every dollar that the monthly WCS average pricing exceeds $52 per barrel. The terms include adjustments related to not achieving certain production targets. During the three-month period ended March 31, 2025, we made payments of approximately $39 million USD to TotalEnergies EP Canada Ltd. under this arrangement. These payments are included in the "Other" line within the Financing Activities section of our Consolidated Statement of Cash Flows. The fair value of the remaining contingent consideration as of March 31, 2025, is calculated using the income approach and is largely based on the estimated commodity price outlook using a combination of external pricing service companies' and our internal price outlook (unobservable input) and a discount rate consistent with those used by principal market participants (observable input). The impact of other unobservable inputs on the fair value as of March 31, 2025, was not significant.

19	ConocoPhillips 2025 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in debt securities	$225	1,333	—	1,558	261	1,290	—	1,551
Commodity derivatives	326	306	31	663	201	252	35	488
Total assets	$551	1,639	31	2,221	462	1,542	35	2,039

Liabilities
Commodity derivatives	$404	168	86	658	275	160	45	480
Contingent consideration	—	—	110	110	—	—	145	145
Total liabilities	$404	168	196	768	275	160	190	625
The range and arithmetic average of the significant unobservable input used in the Level 3 fair value measurement was as follows:

	Fair Value (Millions of Dollars)	Valuation Technique	Unobservable Input	Range (Arithmetic Average)
Contingent consideration - Surmont as of:
March 31, 2025	$110	Discounted cash flow	Commodity price outlook* ($/BOE)	$48.32 - $58.72 ($53.25)
December 31, 2024	145			$48.63 - $57.53 ($53.38)
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

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
March 31, 2025
Assets	$663	—	663	414	249	—	249
Liabilities	658	—	658	414	244	77	167

December 31, 2024
Assets	$488	—	488	278	210	—	210
Liabilities	480	—	480	278	202	73	129
At March 31, 2025 and December 31, 2024, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

ConocoPhillips 2025 Q1 10-Q	20

Notes to Consolidated Financial Statements	Table of Contents
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
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	March 31 2025	December 31 2024	March 31 2025	December 31 2024
Financial Assets
Commodity derivatives	$249	210	249	210
Investments in debt securities	1,558	1,551	1,558	1,551
Financial Liabilities
Total debt, excluding finance leases	22,880	23,384	22,794	22,997
Commodity derivatives	167	129	167	129

21	ConocoPhillips 2025 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 12—Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheet includes:

	Millions of Dollars
	Defined Benefit Plans	Unrealized Holding Gain/(Loss) on Securities	Foreign Currency Translation	Unrealized Gain/(Loss) on Hedging Activities	Accumulated Other Comprehensive Income/(Loss)
December 31, 2024	$(390)	3	(6,104)	18	(6,473)
Other comprehensive income (loss)	7	2	70	—	79
March 31, 2025	$(383)	5	(6,034)	18	(6,394)
The following table summarizes reclassifications out of accumulated other comprehensive income (loss) and into net income (loss):

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Defined benefit plans*	$7	5
*The above amounts are included in the computation of net periodic benefit cost and are presented net of tax expense of $2 million and $2 million for the three-month periods ended March 31, 2025 and March 31, 2024, respectively. See Note 14.

Note 13—Cash Flow Information

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Cash Payments
Interest	$214	254
Income taxes	1,188	707

Net Sales (Purchases) of Investments
Short-term investments purchased	$(419)	(118)
Short-term investments sold	158	673
Long-term investments purchased	(192)	(199)
Long-term investments sold	53	49
	$(400)	405
For additional information on cash and non-cash changes to our consolidated balance sheet, See Note 3 regarding assets sold and assets classified as held for sale during the period.

ConocoPhillips 2025 Q1 10-Q	22

Notes to Consolidated Financial Statements	Table of Contents
Note 14—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Int'l.	U.S.	Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended March 31
Service cost	$15	8	12	10	—	—
Interest cost	23	31	19	29	2	1
Expected return on plan assets	(19)	(45)	(16)	(41)
Amortization of prior service credit	—	—	—	—	(6)	(9)
Recognized net actuarial loss (gain)	3	11	2	14	—	—
Settlements	—	1	—	—
Net periodic benefit cost	$22	6	17	12	(4)	(8)
The components of net periodic benefit cost, other than the service cost component, are included in the "Other expenses" line of our consolidated income statement.

Note 15—Related Party Transactions
The following tables summarize the related party balances and activities which are primarily with equity affiliates:

	Millions of Dollars
	March 31 2025	December 31 2024
Balance Sheet
Accounts and notes receivable	$58	74
Accounts payable	73	57

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Income Statement
Operating revenues and other income	$24	17
Purchased commodities	2	—
Operating expenses and selling, general and administrative expenses	85	55

23	ConocoPhillips 2025 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 16—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Revenue from contracts with customers	$14,479	12,307
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	1,970	1,565
Financial derivative contracts	68	(24)
Consolidated sales and other operating revenues	$16,517	13,848
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

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Revenue from Contracts Outside the Scope of ASC Topic 606 by Segment
Lower 48	$1,500	1,259
Canada	215	217
Europe, Middle East and North Africa	255	89
Physical contracts meeting the definition of a derivative	$1,970	1,565

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Revenue from Contracts Outside the Scope of ASC Topic 606 by Product
Crude oil	$109	—
Natural gas	1,646	1,199
Other	215	366
Physical contracts meeting the definition of a derivative	$1,970	1,565
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

ConocoPhillips 2025 Q1 10-Q	24

Notes to Consolidated Financial Statements	Table of Contents
Receivables from Contracts with Customers
At March 31, 2025, the “Accounts and notes receivable” line on our consolidated balance sheet included trade receivables of $5,188 million compared with $5,398 million at December 31, 2024, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical natural gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with natural gas sold under contracts for which NPNS has not been elected compared with trade receivables where NPNS has been elected.

Contract Liabilities from Contracts with Customers
We have entered into certain agreements under which we license our proprietary technology, including the Optimized Cascade® process technology, to customers to maximize the efficiency of LNG plants. These agreements typically provide for milestone payments to be made during and after the construction phases of the LNG plant. The payments are not directly related to our performance obligations under the contract and are recorded as deferred revenue to be recognized when the customer is able to benefit from their right to use the applicable licensed technology. Revenue recognized during the three-month period ended March 31, 2025, and March 31, 2024, was immaterial. We expect to recognize the outstanding contract liabilities of $45 million as of March 31, 2025, as revenue during the years 2026, 2028 and 2029.

Note 17—Earnings Per Share
The following table presents the calculation of net income (loss) available to common shareholders and basic and diluted EPS. For the periods presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
	Three Months Ended March 31
	2025	2024
Basic earnings per share

Net Income (Loss)	$2,849	2,551
Less: Dividends and undistributed earnings
allocated to participating securities	9	9
Net Income (Loss) available to common shareholders	$2,840	2,542
Weighted-average common shares outstanding (in millions)	1,273	1,178
Net Income (Loss) Per Share of Common Stock	$2.23	2.16

Diluted earnings per share

Net Income (Loss) available to common shareholders	$2,840	2,542
Weighted-average common shares outstanding (in millions)	1,273	1,178
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs (in millions)	2	2
Weighted-average diluted shares outstanding (in millions)	1,275	1,180
Net Income (Loss) Per Share of Common Stock	$2.23	2.15

25	ConocoPhillips 2025 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
Corporate and Other (Corporate) represents income and costs not directly associated with an operating segment, such as most interest expense; premiums on early retirement of debt; corporate overhead and certain technology activities, including licensing revenues. Corporate assets include all cash and cash equivalents and short-term investments.
Our chief operating decision maker (CODM) is our Chairman of the Board of Directors and Chief Executive Officer, who evaluates performance and allocates resources among our operating segments based on each segment's net income (loss). This is done through the annual budget and forecasting process.

Intersegment sales are at prices that approximate market.

ConocoPhillips 2025 Q1 10-Q	26

Notes to Consolidated Financial Statements	Table of Contents
Analysis of Results by Operating Segment

Three Months Ended March 31, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$1,610	11,548	1,532	1,940	424	—	18	17,072
Intersegment eliminations	—	—	(547)	—	—	—	(8)	(555)
Consolidated sales and other operating revenues	1,610	11,548	985	1,940	424	—	10	16,517

Significant segment expenses*
Production and operating expenses	506	1,491	201	224	65	—	19	2,506
DD&A	355	1,904	131	219	119	—	18	2,746
Income tax provision (benefit)	139	448	81	922	64	—	(37)	1,617
Total	1,000	3,843	413	1,365	248	—	—	6,869

Other segment items
Equity in earnings of affiliates	—	(4)	—	(173)	(206)	—	(9)	(392)
Interest income	—	—	—	—	(2)	—	(74)	(76)
Interest and debt expense	—	—	—	—	—	—	205	205
Other**	283	5,919	316	329	73	(2)	144	7,062
Total	283	5,915	316	156	(135)	(2)	266	6,799

Net income (loss)	$327	1,790	256	419	311	2	(256)	2,849
*The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on disposition: L48 and OI
Other income: L48, Canada, EMENA, AP, OI and Corporate
Purchased commodities: Alaska, L48, Canada, EMENA and AP
Selling, general and administrative expenses: Alaska, L48, Canada, EMENA, AP, OI and Corporate
Exploration expenses, Taxes other than income taxes and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Impairments: EMENA
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: L48, EMENA and Corporate

Other Segment Disclosures

Three Months Ended March 31, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Investment in and advances to affiliates	$4	125	—	2,056	4,988	9	1,580	8,762
Total Assets	18,587	66,294	9,604	10,191	8,331	10	11,237	124,254
Capital expenditures and investments	1,046	1,814	165	274	54	—	25	3,378

27	ConocoPhillips 2025 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents

Three Months Ended March 31, 2024	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$1,670	9,309	1,444	1,457	474	—	13	14,367
Intersegment eliminations	—	(1)	(508)	—	—	—	(10)	(519)
Consolidated sales and other operating revenues	1,670	9,308	936	1,457	474	—	3	13,848

Significant segment expenses*
Production and operating expenses	479	1,083	217	154	79	—	3	2,015
DD&A	324	1,432	158	180	110	—	7	2,211
Income tax provision (benefit)	122	385	56	777	5	—	(88)	1,257
Total	925	2,900	431	1,111	194	—	(78)	5,483

Other segment items
Equity in earnings of affiliates	—	—	—	(140)	(282)	—	1	(421)
Interest income	—	—	—	—	(2)	—	(101)	(103)
Interest and debt expense	—	—	—	—	—	—	205	205
Other**	399	5,027	325	182	52	1	147	6,133
Total	399	5,027	325	42	(232)	1	252	5,814

Net income (loss)	$346	1,381	180	304	512	(1)	(171)	2,551
*The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on disposition: L48 and OI
Other income: L48, Canada and Corporate
Purchased commodities and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA and AP
Selling, general and administrative expenses: Alaska, L48, Canada, EMENA, AP, OI and Corporate
Exploration expenses and Taxes other than income taxes: Alaska, L48, Canada, EMENA, AP and Corporate
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: Alaska, L48 and Corporate

Other Segment Disclosures

Three Months Ended March 31, 2024	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Investment in and advances to affiliates	$33	119	—	1,211	5,184	—	1,287	7,834
Total Assets	16,701	42,586	10,028	8,021	8,530	—	9,482	95,348
Capital expenditures and investments	720	1,616	152	219	45	—	164	2,916

ConocoPhillips 2025 Q1 10-Q	28

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Sales and Other Operating Revenues by Geographic Location*
U.S.	$13,112	10,980
Canada	947	936
China	237	213
Equatorial Guinea	239	—
Libya	510	500
Malaysia	186	261
Norway	606	624
Singapore	39	—
U.K.	640	333
Other foreign countries	1	1
Worldwide consolidated	$16,517	13,848

Sales and Other Operating Revenues by Product
Crude oil	$10,833	9,563
Natural gas	2,832	1,882
Natural gas liquids	1,055	680
Other**	1,797	1,723
Consolidated sales and other operating revenues by product	$16,517	13,848
*Sales and other operating revenues are attributable to countries based on the location of the selling operation.
**Includes bitumen and power.

29	ConocoPhillips 2025 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 19—Income Taxes
Our effective tax rate for the three-month periods ended March 31, 2025, and March 31, 2024, was 36.2 percent and 33.0 percent, respectively. The change in the effective tax rate for the three-month period ended March 31, 2025, is primarily due to a shift in our mix of income among taxing jurisdictions and the recognition of a Malaysia tax benefit occurring in the three-month period ending March 31, 2024, described below, partly offset by a change to our valuation allowance.

For the three-month period ended March 31, 2025, our valuation allowance decreased $56 million, relating to the expected utilization of previously unrecognized capital loss carryforwards due to our agreement to sell our interests in the Ursa and Europa Fields, and the Ursa Oil Pipeline Company LLC to Shell Offshore Inc. and Shell Pipeline Company LP.

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

ConocoPhillips 2025 Q1 10-Q	30

Management’s Discussion and Analysis	Table of Contents
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
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies based on production and reserves, with operations and activities in 15 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; global LNG developments; oil sands in Canada; and an inventory of global exploration prospects. Headquartered in Houston, Texas, at March 31, 2025, we employed approximately 11,800 people worldwide and had total assets of $124 billion.

Overview
At ConocoPhillips, we anticipate that commodity prices will continue to be cyclical and volatile, and our view is that a successful business strategy in the E&P industry must be resilient in lower price environments while also retaining upside during periods of higher prices. As such, we are unhedged, remain committed to our disciplined investment framework and continually monitor market fundamentals, including the impacts associated with geopolitical tensions and conflicts, global demand for our products, oil and gas inventory levels, governmental policies, tariffs, inflation and supply chain disruptions.
In the second quarter of 2025, we began to see the price of crude oil decline due to several macroeconomic market impacts. This includes the U.S. announcing the imposition of broad-ranging tariffs on several U.S. trade partners and the related reactions to such tariffs, including retaliatory tariffs. There is significant uncertainty as to the scope and duration of these or any future tariffs. Other macroeconomic market impacts include actions taken by OPEC Plus and other major oil producing countries. We are continuing to closely monitor the macroeconomic environment, and despite ongoing market volatility in the energy landscape and across global markets, we believe our business strategy will continue providing value in volatile environments; however, the ultimate impact on the company's results of operations and financial condition remains uncertain.
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

31	ConocoPhillips 2025 Q1 10-Q

Management’s Discussion and Analysis	Table of Contents
In November 2024, we completed our acquisition of Marathon Oil Corporation (Marathon Oil). In the first quarter of 2025, we continued to integrate the acquired assets into our portfolio. We expect to capture greater than $1 billion in synergies on a run rate basis within the first full year following the close of the transaction. See Note 3.
In conjunction with our acquisition of Marathon Oil, we communicated a disposition proceeds target of $2 billion across the portfolio. Through May 2025, we have closed definitive agreements to dispose of certain assets in the Lower 48 segment for proceeds of approximately $1.3 billion. This is inclusive of noncore assets in our Lower 48 segment disposed of in the first quarter of 2025 as well as the disposition of the Ursa and Europa Fields, and Ursa Oil Pipeline Company LLC in the second quarter of 2025. See Note 3.

In May 2025, we declared a second-quarter ordinary dividend of $0.78 per share.

Operationally, we remain focused on safely executing the business while also progressing key strategic initiatives. At Willow, we made significant progress during the winter construction season and achieved critical milestones. In the Lower 48, we continued to execute our program as well as integrate Marathon Oil assets into our portfolio, focusing on operating and capital efficiencies. Internationally, we became the sole operator of the Kebabangan Cluster (KBBC) PSC in Malaysia in January 2025, extending the PSC to 2050 and making KBBC our first operated producing asset in Malaysia. We also achieved first oil at partner-operated Gumusut Phase 4 in February 2025.

Production was 2,389 MBOED in the first quarter of 2025, an increase of 487 MBOED from the same period a year ago. After adjusting for impacts from closed acquisitions and dispositions, first-quarter 2025 production increased by 115 MBOED or five percent from the same period a year ago.

First-quarter 2025 production resulted in $6.1 billion of cash provided by operating activities. We returned $2.5 billion to shareholders, consisting of $1.5 billion through share repurchases and $1 billion through our ordinary dividend. We ended the quarter with cash, cash equivalents, restricted cash and short-term investments totaling $7.5 billion and long-term investments in debt securities of $1.0 billion.

Also in the first quarter of 2025, we re-invested $3.4 billion into the business in the form of capital expenditures and investments, with over half of the expenditures related to flexible, short-cycle unconventional plays in the Lower 48 segment, where our production has access to both domestic and export markets.

ConocoPhillips 2025 Q1 10-Q	32

Management’s Discussion and Analysis	Table of Contents
Business Environment
Commodity prices are the most significant factor impacting our profitability and related returns on and of capital to our shareholders. Dynamics that could influence world energy markets and commodity prices include, but are not limited to, global economic health, supply or demand disruptions or fears thereof caused by civil unrest, global pandemics, military conflicts, actions taken by OPEC Plus and other major oil producing countries, environmental laws, tariffs, governmental policies and weather-related disruptions. Our strategy is to create value through price cycles by delivering on the financial, operational and ESG priorities that underpin our value proposition.
Our earnings and operating cash flows generally correlate with price levels for crude oil and natural gas, which are subject to factors external to the company and over which we have no control. The following graph depicts the trend in average benchmark prices for WTI crude oil, Brent crude oil and U.S. Henry Hub natural gas:

Brent crude oil prices averaged $75.66 per barrel in the first quarter of 2025, a decrease of nine percent compared with $83.24 per barrel in the first quarter of 2024. WTI at Cushing crude oil prices averaged $71.42 per barrel in the first quarter of 2025, a decrease of seven percent compared with $76.96 per barrel in the first quarter of 2024. Oil prices were lower in the first quarter of 2025 due to higher than expected global oil supplies and elevated geopolitical uncertainties impacting markets.
U.S. Henry Hub natural gas prices averaged $3.65 per MMBTU in the first quarter of 2025, an increase of 62 percent compared with $2.25 per MMBTU in the first quarter of 2024. U.S. Henry Hub prices improved due to cold winter weather and stronger demand. Lower 48 segment realized gas prices improved in the first quarter of 2025 primarily due to fewer third-party pipeline constraints. Volatility in regional markers is expected throughout 2025.
Our realized bitumen price averaged $45.29 per barrel in the first quarter of 2025, an increase of two percent compared with $44.30 per barrel in the first quarter of 2024. The increase in the first quarter of 2025 was driven by narrowing WCS differentials due to increased egress at the Trans Mountain Pipeline Expansion. We continue to optimize bitumen price realizations through enhanced diluent recovery unit operations, blending and transportation strategies.
For the first quarter of 2025, our total average realized price was $53.34 per BOE compared with $56.60 per BOE in the first quarter of 2024.

33	ConocoPhillips 2025 Q1 10-Q

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
•Reported first-quarter 2025 earnings per share of $2.23;
•Generated cash provided by operating activities of $6.1 billion;
•Lowered full-year capital expenditure guidance while maintaining full-year production guidance;
•Declared second-quarter ordinary dividend of $0.78 per share;
•Delivered total company and Lower 48 production of 2,389 MBOED and 1,462 MBOED, respectively;
•Achieved record Eagle Ford drilling performance from leveraging combined best practices;
•Completed the largest winter construction season at Willow and achieved critical milestones;
•Completed $1.3 billion of noncore Lower 48 asset sales, including $0.6 billion during the quarter and $0.7 billion in May with the close of Ursa and associated assets;
•Distributed $2.5 billion to shareholders, including $1.5 billion through share repurchases and $1.0 billion through the ordinary dividend;
•Retired $0.5 billion of debt at maturity; and
•Ended the quarter with cash, cash equivalents, restricted cash and short-term investments of $7.5 billion and long-term investments of $1.0 billion.

Outlook
Production and Capital
Second-quarter 2025 production is expected to be 2.34 to 2.38 MMBOED.

Full-year capital expenditure guidance is lowered to $12.3 to $12.6 billion versus prior guidance of approximately $12.9 billion.

All other guidance remains unchanged. Guidance includes the impact from closed dispositions.

ConocoPhillips 2025 Q1 10-Q	34

Results of Operations	Table of Contents
Results of Operations
Unless otherwise indicated, discussion of consolidated results for the three-month period ended March 31, 2025, is based on a comparison with the corresponding period of 2024.
Consolidated Results

Summary Operating Statistics

	Three Months Ended March 31
	2025	2024
Average Net Production
Crude oil (MBD)
Consolidated operations	1,153	928
Equity affiliates	13	16
Total crude oil	1,166	944

Natural gas liquids (MBD)
Consolidated operations	394	271
Equity affiliates	8	8
Total natural gas liquids	402	279

Bitumen (MBD)	143	129

Natural gas (MMCFD)
Consolidated operations	2,840	2,035
Equity affiliates	1,230	1,267
Total natural gas	4,070	3,302

Total Production (MBOED)	2,389	1,902
Total Production (MMBOE)	215	173

	Dollars Per Unit
Average Sales Prices
Crude oil (per bbl)
Consolidated operations	$71.61	78.67
Equity affiliates	75.57	76.94
Total crude oil	71.65	78.64

Natural gas liquids (per bbl)
Consolidated operations	24.86	23.35
Equity affiliates	52.34	52.09
Total natural gas liquids	25.40	24.25

Bitumen (per bbl)	45.29	44.30

Natural gas (per MCF)
Consolidated operations	4.76	2.91
Equity affiliates	7.56	8.26
Total natural gas	$5.62	5.02

35	ConocoPhillips 2025 Q1 10-Q

Results of Operations	Table of Contents

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Exploration Expenses
General administrative, geological and geophysical, lease rental and other	$56	93
Leasehold impairment	18	—
Dry holes	43	19
	$117	112

Total Company Production

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. In the quarter ended March 31, 2025, our operations were producing in the U.S., Australia, Canada, China, Equatorial Guinea, Libya, Malaysia, Norway and Qatar.
Total production in the first quarter of 2025 was 2,389 MBOED, an increase of 487 MBOED or 26 percent from the same period a year ago. Production increases include:

•New wells online in the Lower 48, Alaska, Australia, Canada, China, Libya, Malaysia and Norway.
•Our acquisition of Marathon Oil, which closed in November 2024. See Note 3.
Production increases were partially offset by normal field decline.
After adjusting for impacts from closed acquisitions and dispositions, first-quarter 2025 production increased by 115 MBOED or five percent from the same period a year ago.

ConocoPhillips 2025 Q1 10-Q	36

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.

Below is select financial data provided on a consolidated basis. The full Income Statement can be found in Item 1. Financial Statements.

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Sales and other operating revenues	$16,517	13,848
Purchased commodities	6,188	5,334
Production and operating expenses	2,506	2,015
Depreciation, depletion and amortization	2,746	2,211
Taxes other than income taxes	551	555
Sales and other operating revenues in the first quarter of 2025 increased $2,669 million due to higher volumes of $2,027 million inclusive of sales volumes from our acquisition of Marathon Oil; higher gas, bitumen and NGL realized prices of $539 million and timing of sales as compared to the prior period. The increases in sales and other operating revenue were partly offset by lower crude realized prices of $733 million. See Note 3.
Purchased commodities in the first quarter of 2025 increased $854 million due to higher volumes associated with our acquisition of Marathon Oil, higher crude volumes and gas prices, partly offset by lower crude prices. See Note 3.
Production and operating expenses in the first quarter of 2025 increased $491 million primarily due to impacts from our acquisition of Marathon Oil in the fourth quarter of 2024. See Note 3.
DD&A expenses in the first quarter of 2025 increased $535 million mainly due to impacts from our acquisition of Marathon Oil in the fourth quarter of 2024. See Note 3.

37	ConocoPhillips 2025 Q1 10-Q

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of segment results for the three-month period ended March 31, 2025, is based on a comparison with the corresponding period of 2024 and are shown after-tax.

A summary of the company's net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Alaska	$327	346
Lower 48	1,790	1,381
Canada	256	180
Europe, Middle East and North Africa	419	304
Asia Pacific	311	512
Other International	2	(1)
Corporate and Other	(256)	(171)
Net income (loss)	$2,849	2,551
For further discussion of segment results, see the following pages.

ConocoPhillips 2025 Q1 10-Q	38

Results of Operations	Table of Contents
Alaska

	Three Months Ended March 31
	2025	2024
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,610	1,670
Production and operating expenses	506	479
Depreciation, depletion and amortization	355	324
Taxes other than income taxes	60	134

Net Income (Loss) ($MM)	$327	346

Average Net Production
Crude oil (MBD)	184	180
Natural gas liquids (MBD)	16	14
Natural gas (MMCFD)	48	42
Total Production (MBOED)	208	201
Total Production (MMBOE)	19	18

Average Sales Prices
Crude oil ($ per bbl)	$76.58	83.59
Natural gas ($ per MCF)	3.87	3.91
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of March 31, 2025, Alaska contributed 12 percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Alaska reported earnings of $327 million in the first quarter of 2025 compared with earnings of $346 million in the first quarter of 2024.

Earnings in the first quarter of 2025 included lower revenues resulting from lower realized prices of $89 million, partly offset by higher volumes of $22 million. Decreases to earnings included higher DD&A expenses of $22 million. Increases to earnings included lower taxes other than income taxes of $52 million driven by an impact from the settlement of a contingent matter and lower exploration expenses primarily due to absence of seismic work of $26 million from the first quarter of 2024.

Production
Average production increased seven MBOED in the three-month period of 2025. Increases to production were primarily due to new wells online, less downtime and production from our fourth quarter of 2024 acquisition of additional working interest in the Kuparuk River Unit and Prudhoe Bay Unit.

The production increases were partly offset by normal field decline.

39	ConocoPhillips 2025 Q1 10-Q

Results of Operations	Table of Contents
Lower 48

	Three Months Ended March 31
	2025	2024
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$11,548	9,308
Production and operating expenses	1,491	1,083
Depreciation, depletion and amortization	1,904	1,432
Taxes other than income taxes	429	350

Net Income (Loss) ($MM)	$1,790	1,381

Average Net Production
Crude oil (MBD)	753	553
Natural gas liquids (MBD)	363	247
Natural gas (MMCFD)	2,080	1,479
Total Production (MBOED)	1,462	1,046
Total Production (MMBOE)	132	95

Average Sales Prices
Crude oil ($ per bbl)	$69.47	75.51
Natural gas liquids ($ per bbl)	24.84	22.67
Natural gas ($ per MCF)	2.65	1.57
The Lower 48 segment consists of operations located in the U.S. Lower 48 states and commercial operations. As of March 31, 2025, the Lower 48 contributed 66 percent of our consolidated liquids production and 73 percent of our consolidated natural gas production.
Net Income (Loss)
Lower 48 reported earnings of $1,790 million in the first quarter of 2025 compared with earnings of $1,381 million in the first quarter of 2024.
Earnings in the first quarter of 2025 included higher revenues resulting from higher volumes of $1,305 million, which included volumes from our acquisition of Marathon Oil. Additional increases to revenues included timing of sales, partly offset by lower overall realized prices of $109 million, driven by lower crude prices. Decreases to earnings in the first quarter of 2025 included higher DD&A expenses of $378 million and higher production and operating expenses of $326 million, primarily from our acquisition of Marathon Oil. See Note 3.
Production
Average production increased 416 MBOED in the three-month period of 2025. Increases to production were primarily due to new wells online from our development programs in the Delaware Basin, Eagle Ford, Midland Basin and Bakken. Production also increased due to our acquisition of Marathon Oil in November 2024. See Note 3.
Production increases were partly offset by normal field decline.
Asset Dispositions and Held For Sale
Through May 2025, we have completed divestitures of noncore assets totaling approximately $1.3 billion in proceeds. Production from these assets averaged approximately 26 MBOED in 2024. This is inclusive of noncore assets disposed of in the first quarter of 2025 as well as the disposition of the Ursa and Europa Fields, and Ursa Oil Pipeline Company LLC in the second quarter of 2025. See Note 3.

ConocoPhillips 2025 Q1 10-Q	40

Results of Operations	Table of Contents
Canada

	Three Months Ended March 31
	2025	2024
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$985	936
Production and operating expenses	201	217
Depreciation, depletion and amortization	131	158
Taxes other than income taxes	9	11

Net Income (Loss) ($MM)	$256	180

Average Net Production
Crude oil (MBD)	17	18
Natural gas liquids (MBD)	6	6
Bitumen (MBD)	143	129
Natural gas (MMCFD)	109	100
Total Production (MBOED)	184	170
Total Production (MMBOE)	17	15

Average Sales Prices
Crude oil ($ per bbl)	$62.41	64.40
Natural gas liquids ($ per bbl)	27.96	35.47
Bitumen ($ per bbl)	45.29	44.30
Natural gas ($ per MCF)*	1.35	1.01
*Average sales prices include unutilized transportation costs.
The Canada segment operations include the Surmont oil sands development in Alberta, the Montney unconventional play in British Columbia and commercial operations. As of March 31, 2025, Canada contributed 10 percent of our consolidated liquids production and four percent of our consolidated natural gas production.
Net Income (Loss)
Canada reported earnings of $256 million in the first quarter of 2025 compared with earnings of $180 million in the first quarter of 2024.
Earnings in the first quarter of 2025 included higher revenues driven primarily by higher volumes of $33 million. Additional increases to earnings resulted from lower DD&A expenses of $20 million driven by year-end upward reserve revisions and lower production and operating expenses of $12 million, driven by lower workover activity.
Production
Average production increased 14 MBOED in the three-month period of 2025. Increases to production resulted from new wells online in the Montney and Surmont.
Production increases were partly offset by normal field decline.

41	ConocoPhillips 2025 Q1 10-Q

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	Three Months Ended March 31
	2025	2024
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,940	1,457
Production and operating expenses	224	154
Depreciation, depletion and amortization	219	180
Taxes other than income taxes	12	11

Net Income (Loss) ($MM)	$419	304

Consolidated Operations
Average Net Production
Crude oil (MBD)	136	118
Natural gas liquids (MBD)	9	4
Natural gas (MMCFD)	538	358
Total Production (MBOED)	235	182
Total Production (MMBOE)	21	17

Average Sales Prices
Crude oil ($ per bbl)	$74.60	84.83
Natural gas liquids ($ per bbl)	23.76	46.32
Natural gas ($ per MCF)	13.16	8.81
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea and the Norwegian Sea, Qatar, Libya, Equatorial Guinea and commercial and terminalling operations in the U.K. As of March 31, 2025, our Europe, Middle East and North Africa operations contributed eight percent of our consolidated liquids production and 19 percent of our consolidated natural gas production.
Net Income (Loss)
Europe, Middle East and North Africa reported earnings of $419 million in the first quarter of 2025 compared with earnings of $304 million in the first quarter of 2024.
Earnings in the first quarter of 2025 included higher revenues resulting from higher volumes of $90 million, which included volumes added from our acquisition of Marathon Oil and higher realized prices of $21 million impacted by higher gas prices. See Note 3.
Consolidated Production
Average consolidated production increased 53 MBOED in the three-month period of 2025. Increases to production were due to the impact from assets acquired from Marathon Oil as well as new wells online in Norway and Libya. See Note 3.
Production increases were partly offset by normal field decline.

ConocoPhillips 2025 Q1 10-Q	42

Results of Operations	Table of Contents
Asia Pacific

	Three Months Ended March 31
	2025	2024
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$424	474
Production and operating expenses	65	79
Depreciation, depletion and amortization	119	110
Taxes other than income taxes	17	28

Net Income (Loss) ($MM)	$311	512

Consolidated Operations
Average Net Production
Crude oil (MBD)	63	59
Natural gas (MMCFD)	65	56
Total Production (MBOED)	74	68
Total Production (MMBOE)	7	6

Average Sales Prices
Crude oil ($ per bbl)	$76.64	85.05
Natural gas ($ per MCF)	3.67	3.68
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Asia Pacific segment has operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. As of March 31, 2025, Asia Pacific contributed four percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Asia Pacific reported earnings of $311 million in the first quarter of 2025 compared with earnings of $512 million in the first quarter of 2024.
Earnings in the first quarter of 2025 included lower revenues resulting from lower realized prices of $40 million, partly offset by higher volumes of $24 million. Decreases to earnings included the absence of a $76 million tax benefit associated with a deepwater investment tax incentive for Malaysia blocks J and G; lower earnings from equity affiliates of $76 million, primarily due to lower LNG sales prices; and higher exploration expenses of $37 million driven primarily by dry hole expenses associated with certain suspended wells. See Note 7 and Note 19.
Consolidated Production
Average consolidated production increased six MBOED in the three-month period of 2025. Increases to production were primarily due to development activity in Bohai Bay in China and Gumusut in Malaysia; an increase in crude oil entitlement percentage and higher gas demand in Malaysia.
Production increases were partly offset by normal field decline.
Gumusut Phase 4 First Production in Malaysia
In February 2025, Phase 4 of the partner-operated Gumusut field which straddles the Malaysia-Brunei border, reached first production.

43	ConocoPhillips 2025 Q1 10-Q

Results of Operations	Table of Contents
Other International

	Three Months Ended March 31
	2025	2024
Net Income (Loss) ($MM)	$2	(1)
The Other International segment consists of activities associated with prior operations in other countries.

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Net Income (Loss)
Net interest expense	$(111)	(93)
Corporate G&A expenses	(110)	(105)
Technology	(18)	(24)
Other income (expense)	(17)	51
	$(256)	(171)
Net interest expense consists of interest and debt expense, net of interest income and capitalized interest. Net interest expense was impaired due to higher interest expense of $60 million driven by our acquisition of Marathon Oil, partly offset by an impact to interest expense of $36 million from the settlement of a contingent matter.
Corporate G&A expenses include compensation programs and staff costs. Corporate G&A expenses increased $5 million in the first quarter of 2025, primarily due to transaction and integration expenses associated with our acquisition of Marathon Oil, partially offset by mark to market adjustments associated with certain compensation programs.
Technology includes our investments in low-carbon and other new technologies or businesses and licensing revenues. Other new technologies or businesses and licensing activities are focused on both conventional and tight oil reservoirs, shale gas, oil sands, enhanced oil recovery, as well as LNG.
Other income (expense) or “Other” includes certain consolidating tax-related items, foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains/losses on the early retirement of debt, holding gains or losses on equity securities and pension settlement expense. “Other” was impaired in the first quarter of 2025 primarily due to lower tax benefits related to stock compensation of $38 million and a first quarter 2025 consolidating tax adjustment of $28 million.

ConocoPhillips 2025 Q1 10-Q	44

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars
	March 31 2025	December 31 2024
Cash and cash equivalents	$6,309	5,607
Short-term investments	926	507
Total debt	23,784	24,324
Total equity	65,238	64,796
Percent of total debt to capital*	27%	27
Percent of floating-rate debt to total debt	1%	1
*Capital includes total debt and total equity.
To meet our short-term and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs and our ability to sell securities using our shelf registration statement. During the first three months of 2025, the primary uses of our available cash were $3.4 billion to support our ongoing capital expenditures and investments program, $1.5 billion to repurchase common stock, $1.0 billion to pay the ordinary dividend, $0.5 billion to retire debt at maturity and $0.4 billion net purchases of investments, partly offset by non-core asset sales of $0.6 billion and invoice payment timing of $1.3 billion.
At March 31, 2025, we had total liquidity of $12.7 billion, comprised of cash and cash equivalents of $6.3 billion, short-term investments of $0.9 billion and available borrowing capacity under our credit facility of $5.5 billion. In addition, we have $1.0 billion of long-term investments in debt securities. We believe current cash balances and cash generated by operating activities, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, acquisitions, dividend payments and debt obligations.

Significant Changes in Capital
Operating Activities
Cash provided by operating activities was $6.1 billion for the first three months of 2025, compared with $5.0 billion for the corresponding period of 2024. The increase in cash is primarily due to changes in operational working capital, driven by invoice and tax payment timing, and higher sales volumes from our acquisition of the Marathon Oil assets in the fourth quarter of 2024. See Note 3.
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
The level of absolute production volumes, as well as product and location mix, is another significant factor impacting our cash flows. Future production is subject to numerous uncertainties, including, among others, the volatile crude oil and natural gas price environment, which may impact investment decisions; the effects of price changes on production sharing and variable-royalty contracts; acquisition and disposition of fields; field production decline rates; new technologies; operating efficiencies; timing of startups and major turnarounds; political instability; government regulations; impacts of a global pandemic; weather-related disruptions; and the addition of proved reserves through exploratory success and their timely and cost-effective development. While we actively monitor and manage these factors, changes in production levels can cause variability in cash flows, although we generally experience less variability in our cash flows due to changes in production levels than due to changes in commodity prices.
To maintain or grow our production volumes, we must continue to add to our proved reserve base. See the “Capital Expenditures and Investments” section.

45	ConocoPhillips 2025 Q1 10-Q

Capital Resources and Liquidity	Table of Contents
Investing Activities
For the first three months of 2025, we invested $3.4 billion in capital expenditures and investments. Our 2025 operating plan capital expenditures are currently expected to be $12.3 billion to $12.6 billion. Our 2024 capital expenditures and investments were $12.1 billion. See the “Capital Expenditures and Investments” section.

In the first three months of 2025, net cash used in investing activities was impacted by an increase in working capital changes associated with investing activities of $827 million, due to timing of invoice payments.

In the first quarter of 2025, we recognized proceeds from asset dispositions of $0.6 billion. Subsequent to the quarter, we closed our disposition of Ursa and Europa Fields, and Ursa Oil Pipeline Company for $0.7 billion. Through May 2025, total proceeds from these dispositions in our Lower 48 segment are approximately $1.3 billion. See Note 3.

We invest in short-term and long-term investments as part of our cash investment strategy, the primary objective of which is to protect principal, maintain liquidity and provide yield and total returns. These investments include time deposits, commercial paper, as well as debt securities classified as available for sale. Short-term funds needed to support our operating plan and provide resiliency to react to short-term price volatility are invested in highly liquid instruments with maturities less than one year. Funds we consider available to maintain resiliency in longer term price downturns and to capture opportunities outside a given operating plan may be invested in instruments with maturities greater than one year. See Note 10.
Investing activities in the first three months of 2025 included net purchases of $400 million of investments. We had net purchases of $261 million of short-term investments and net purchases of $139 million of long-term investments. See Note 13.
Financing Activities
In February 2025, we refinanced our revolving credit facility maintaining a total aggregate principal amount of $5.5 billion and extended the expiration to February 2030. The credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million or as support for our commercial paper program. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at March 31, 2025.

Our debt balance at March 31, 2025, was $23.8 billion compared with $24.3 billion at December 31, 2024. The current portion of debt, including future payments for finance leases, is $0.6 billion at March 31, 2025. In the first quarter of 2025, the company retired $0.5 billion principal amount of debt at maturity, consisting of $0.4 billion of our 2.4% Notes and $0.1 billion of our 8.2% Debentures. Debt payments are expected to be made using current cash balances and cash provided by operating activities.
In February 2025, Moody's affirmed our long-term credit rating. The current long-term debt credit ratings are:

•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: "A2" with a "stable" outlook

See Note 5 for additional information on debt and the revolving credit facility.
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At March 31, 2025, and December 31, 2024, we had direct bank letters of credit of $284 million and $278 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.
Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we have the ability to issue and sell an indeterminate number of various types of debt and equity securities.

ConocoPhillips 2025 Q1 10-Q	46

Capital Resources and Liquidity	Table of Contents
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Expenditures and Investments” section.

We believe in delivering value to our shareholders through our return of capital framework. The framework is structured to deliver a compelling, growing ordinary dividend and through-cycle share repurchases. We anticipate returning greater than 30 percent of cash from operating activities through cycles.

In the first three months of 2025, we paid ordinary dividends of $0.78 per share and in the first three months of 2024, we paid ordinary dividends of $0.58 per share and VROC payments of $0.20 per share.

In May 2025, we declared an ordinary dividend of $0.78 per share, payable June 2, 2025, to shareholders of record at the close of business on May 19, 2025.

In late 2016, we initiated our current share repurchase program. In October 2024, our Board of Directors approved an increase from our prior authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the Company is not to exceed $65 billion in aggregate purchases. Share repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. As of March 31, 2025, share repurchases since the inception of our current program totaled 447.7 million shares and $35.8 billion. In the three months ended March 31, 2025, we repurchased 15.1 million shares for a cost of $1.5 billion.

See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2024 Annual Report on Form 10-K.

Capital Expenditures and Investments

	Millions of Dollars
	Three Months Ended March 31
	2025	2024
Alaska	$1,046	720
Lower 48	1,814	1,616
Canada	165	152
Europe, Middle East and North Africa	274	219
Asia Pacific	54	45
Corporate and Other	25	164
Capital expenditures and investments	$3,378	2,916
During the first three months of 2025, capital expenditures and investments supported key operating activities and acquisitions, primarily:
•Appraisal and development activities in Alaska related to the Western North Slope, inclusive of Willow, and development activities in the Greater Kuparuk Area.
•Development activities in the Lower 48, primarily in the Delaware Basin, Eagle Ford, Midland Basin and Bakken.
•Appraisal and development activities in the Montney as well as development and optimization of Surmont in Canada.
•Development activities across assets in Norway and Libya.
•Continued development activities in China.
•Investments in our global LNG operations.
Our 2025 operating plan capital expenditure guidance is currently expected to be $12.3 billion to $12.6 billion. Our operating plan capital was $12.1 billion in 2024.

47	ConocoPhillips 2025 Q1 10-Q

Capital Resources and Liquidity	Table of Contents
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented below:
Summarized Income Statement Data

Millions of Dollars
Three Months Ended March 31, 2025
Revenues and Other Income	$10,238
Income (loss) before income taxes*	2,595
Net Income (Loss)	2,849
*Includes approximately $2.3 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

	Millions of Dollars
	March 31 2025	December 31 2024
Current Assets	$7,062	6,077
Amounts due from Non-Obligated Subsidiaries, current	679	319
Noncurrent Assets	125,309	120,845
Amounts due from Non-Obligated Subsidiaries, noncurrent	14,774	11,719
Current Liabilities	4,845	4,504
Amounts due to Non-Obligated Subsidiaries, current	1,012	935
Noncurrent Liabilities	68,754	64,088
Amounts due to Non-Obligated Subsidiaries, noncurrent	46,565	41,826

Contingencies
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. See Note 9.

For more discussion of the below topics, please see the Contingencies section in Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report on Form 10-K.

ConocoPhillips 2025 Q1 10-Q	48

Capital Resources and Liquidity	Table of Contents
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
Environmental
We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. We occasionally receive requests for information or notices of potential liability from the U.S. EPA and state environmental agencies alleging that we are a potentially responsible party under the CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of March 31, 2025, there were 16 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws. For remediation activities in the U.S. and Canada, our consolidated balance sheet included total accrued environmental costs of $210 million at March 31, 2025, compared with $206 million at December 31, 2024. We expect to incur a substantial amount of these expenditures within the next 30 years.
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

49	ConocoPhillips 2025 Q1 10-Q

Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, costs and plans, objectives of management for future operations, the anticipated benefits of our acquisition of Marathon Oil, the anticipated impact of our acquisition of Marathon Oil on the combined company’s business and future financial and operating results and the expected amount and timing of synergies from our acquisition of Marathon Oil are forward-looking statements. Examples of forward-looking statements contained in this report include our expected production growth and outlook on the business environment generally, our expected capital budget and capital expenditures and discussions concerning development or replacement of reserves and future dividends. You can often identify our forward-looking statements by the words “ambition,” “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “will,” “would” and similar expressions.
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

ConocoPhillips 2025 Q1 10-Q	50

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
•The factors generally described in Part I—Item 1A in our 2024 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.

51	ConocoPhillips 2025 Q1 10-Q

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2025, does not differ materially from that discussed under Item 7A in our 2024 Annual Report on Form 10-K.

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At March 31, 2025, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively at March 31, 2025.
In the first quarter of 2025, we completed the final phase of a multi-year implementation of an updated global enterprise resource planning system (ERP). As a result, we made corresponding changes to our business processes and information systems, updating applicable internal controls over financial reporting where necessary.
Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting as of December 31, 2024, did not include the internal controls of Marathon Oil Corporation, acquired in 2024. In the fourth quarter of 2024, we began integrating Marathon Oil into our operations and internal control processes. As the integration progresses, we may modify or change certain processes and procedures which may result in changes to our internal controls over financial reporting.

There have been no other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1.    Legal Proceedings

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the quarter ended March 31, 2025. See Note 9 for information regarding other legal and administrative proceedings.
Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A of our 2024 Annual Report on Form 10-K.

ConocoPhillips 2025 Q1 10-Q	52

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2025	3,692,650	$102.91	3,692,650	$30,348
February 1 - 28, 2025	4,961,865	98.75	4,961,865	29,858
March 1 - 31, 2025	6,467,559	97.41	6,467,559	29,228
	15,122,074		15,122,074
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase program. As of March 31, 2025, we had repurchased $35.8 billion of shares since 2016. In October 2024, our Board of Directors approved an increase from our previous authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the Company is not to exceed $65 billion in aggregate repurchases. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2024 Annual Report on Form 10-K.

Item 5.    Other Information

Insider Trading Arrangements
During the three-month period ended March 31, 2025, no officer or director of the company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

53	ConocoPhillips 2025 Q1 10-Q

Item 6.     Exhibits

22	Subsidiary Guarantors of Guaranteed Securities (incorporated by reference to Exhibit 22 to the Annual Report on Form 10-K of ConocoPhillips filed on February 18, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
**Furnished herewith.

ConocoPhillips 2025 Q1 10-Q	54

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Kontessa S. Haynes-Welsh
Kontessa S. Haynes-Welsh
Vice President and Controller

May 8, 2025

55	ConocoPhillips 2025 Q1 10-Q