Form 10-Q
period 2025-06-30
CONOCOPHILLIPS
filed 2025-08-07
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,248,942,311 shares of common stock, $.01 par value, outstanding at June 30, 2025.

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations

The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP NOK	British pound Norwegian kroner	DD&A	depreciation, depletion and amortization
		EPS	earnings per share
Units of Measurement		FASB	Financial Accounting Standards Board
BBL	barrel
BCF	billion cubic feet	FIFO	first-in, first-out
BOE	barrel of oil equivalent	G&A	general and administrative
MBD	thousand barrels per day	GAAP	generally accepted accounting principles
MCF	thousand cubic feet
MM	million	LIFO	last-in, first-out
MMBOE	million barrels of oil equivalent	NPNS	normal purchase normal sale
MBOED	thousand barrels of oil equivalent per	PP&E	properties, plants and equipment
	day	VIE	variable interest entity
MMBOED	million barrels of oil equivalent per day
MMBTU	million British thermal units
MMCFD	million cubic feet per day	Miscellaneous
MTPA	million tonnes per annum	CERCLA	Federal Comprehensive
Environmental Response
Industry			Compensation and Liability Act
BLM	Bureau of Land Management	EPA	Environmental Protection Agency
CBM	coalbed methane	ESG	environmental, social and governance
CCS	carbon capture and storage	EU	European Union
E&P	exploration and production	FERC	Federal Energy Regulatory Commission
FEED	front-end engineering and design
FID	final investment decision	GHG	greenhouse gas
FPS	floating production system	HSE	health, safety and environment
FPSO	floating production, storage and	ICC	International Chamber of Commerce
	offloading	ICSID	World Bank’s International
G&G	geological and geophysical		Centre for Settlement of
JOA	joint operating agreement		Investment Disputes
LNG	liquefied natural gas	IRS	Internal Revenue Service
NGLs	natural gas liquids	OTC	over-the-counter
OPEC	Organization of Petroleum	NYSE	New York Stock Exchange
	Exporting Countries	SEC	U.S. Securities and Exchange
PSC	production sharing contract		Commission
PUDs	proved undeveloped reserves	TSR	total shareholder return
SAGD	steam-assisted gravity drainage	U.K.	United Kingdom
WCS	Western Canadian Select	U.S.	United States of America
WTI	West Texas Intermediate	VROC	variable return of cash

1	ConocoPhillips 2025 Q2 10-Q

Financial Statements	Table of Contents
PART I. Financial Information
Item 1.    Financial Statements

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenues and Other Income
Sales and other operating revenues	$14,004	13,620	30,521	27,468
Equity in earnings of affiliates	315	403	707	824
Gain (loss) on dispositions	317	(5)	396	88
Other income	104	118	217	232
Total Revenues and Other Income	14,740	14,136	31,841	28,612
Costs and Expenses
Purchased commodities	5,085	4,858	11,273	10,192
Production and operating expenses	2,572	2,164	5,078	4,179
Selling, general and administrative expenses	250	164	441	342
Exploration expenses	81	102	198	214
Depreciation, depletion and amortization	2,838	2,334	5,584	4,545
Impairments	1	34	2	34
Taxes other than income taxes	572	536	1,123	1,091
Accretion on discounted liabilities	95	80	189	160
Interest and debt expense	232	198	437	403
Foreign currency transaction (gain) loss	(3)	9	27	(9)
Other expenses	—	(2)	6	(6)
Total Costs and Expenses	11,723	10,477	24,358	21,145
Income (loss) before income taxes	3,017	3,659	7,483	7,467
Income tax provision (benefit)	1,046	1,330	2,663	2,587
Net Income (Loss)	$1,971	2,329	4,820	4,880

Net Income (Loss) Per Share of Common Stock (dollars)
Basic	$1.56	1.99	3.80	4.15
Diluted	1.56	1.98	3.79	4.14
Weighted-Average Common Shares Outstanding (in thousands)
Basic	1,257,512	1,168,198	1,265,387	1,173,410
Diluted	1,258,998	1,170,299	1,266,815	1,175,595
See Notes to Consolidated Financial Statements.

ConocoPhillips 2025 Q2 10-Q	2

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net Income (Loss)	$1,971	2,329	4,820	4,880
Other comprehensive income (loss), net of tax:
Defined benefit plans	6	4	13	9
Unrealized holding gain (loss) on securities	2	(1)	4	(4)
Foreign currency translation adjustments	484	(73)	554	(303)
Unrealized gain (loss) on hedging activities	—	26	—	10
Other Comprehensive Income (Loss), Net of Tax	492	(44)	571	(288)
Comprehensive Income (Loss)	$2,463	2,285	5,391	4,592
See Notes to Consolidated Financial Statements.

3	ConocoPhillips 2025 Q2 10-Q

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	June 30 2025	December 31 2024
Assets
Cash and cash equivalents	$4,901	5,607
Short-term investments	439	507
Accounts and notes receivable (net of allowance of $6 and $7, respectively)	5,701	6,695
Inventories	1,897	1,809
Prepaid expenses and other current assets	1,001	1,029
Total Current Assets	13,939	15,647
Investments and long-term receivables	10,361	9,869
Net properties, plants and equipment (net of accumulated DD&A of $86,487 and $81,072, respectively)	95,242	94,356
Other assets	3,057	2,908
Total Assets	$122,599	122,780

Liabilities
Accounts payable	$6,517	6,044
Short-term debt	414	1,035
Accrued income and other taxes	1,742	2,460
Employee benefit obligations	710	1,087
Other accruals	1,603	1,498
Total Current Liabilities	10,986	12,124
Long-term debt	23,115	23,289
Asset retirement obligations and accrued environmental costs	8,225	8,089
Deferred income taxes	11,766	11,426
Employee benefit obligations	999	1,022
Other liabilities and deferred credits	1,936	2,034
Total Liabilities	57,027	57,984

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value)
Issued (2025—2,252,479,047 shares; 2024—2,250,672,734 shares)
Par value	23	23
Capital in excess of par	77,643	77,529
Treasury stock (at cost: 2025—1,003,536,736 shares; 2024—974,806,010 shares)	(73,899)	(71,152)
Accumulated other comprehensive income (loss)	(5,902)	(6,473)
Retained earnings	67,707	64,869
Total Equity	65,572	64,796
Total Liabilities and Equity	$122,599	122,780
See Notes to Consolidated Financial Statements.

ConocoPhillips 2025 Q2 10-Q	4

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Six Months Ended June 30
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$4,820	4,880
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	5,584	4,545
Impairments	2	34
Dry hole costs and leasehold impairments	85	48
Accretion on discounted liabilities	189	160
Deferred taxes	78	211
Distributions more (less) than income from equity affiliates	(112)	364
(Gain) loss on dispositions	(396)	(88)
Other	(62)	10
Working capital adjustments
Decrease (increase) in accounts and notes receivable	973	148
Decrease (increase) in inventories	(84)	(57)
Decrease (increase) in prepaid expenses and other current assets	(229)	(147)
Increase (decrease) in accounts payable	(27)	(183)
Increase (decrease) in taxes and other accruals	(1,221)	(21)
Net Cash Provided by Operating Activities	9,600	9,904
Cash Flows From Investing Activities
Capital expenditures and investments	(6,664)	(5,885)
Working capital changes associated with investing activities	551	173
Acquisition of businesses, net of cash acquired	—	49
Proceeds from asset dispositions	1,341	178
Net sales (purchases) of investments	(8)	(794)
Other	(27)	(13)
Net Cash Used in Investing Activities	(4,807)	(6,292)
Cash Flows From Financing Activities
Repayment of debt	(806)	(563)
Issuance of company common stock	(55)	(57)
Repurchase of company common stock	(2,722)	(2,346)
Dividends paid	(1,982)	(1,839)
Other	(55)	(63)
Net Cash Used in Financing Activities	(5,620)	(4,868)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	148	(69)
Net Change in Cash, Cash Equivalents and Restricted Cash	(679)	(1,325)
Cash, cash equivalents and restricted cash at beginning of period	5,905	5,899
Cash, Cash Equivalents and Restricted Cash at End of Period	$5,226	4,574
Restricted cash of $325 million and $298 million is included in the "Other assets" line of our Consolidated Balance Sheet at June 30, 2025, and December 31, 2024, respectively.
See Notes to Consolidated Financial Statements.

5	ConocoPhillips 2025 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
Note 2—Inventories

	Millions of Dollars
	June 30 2025	December 31 2024
Crude oil and natural gas	$1,013	907
Materials and supplies	884	902
Total inventories	$1,897	1,809

Inventories valued on the LIFO basis	$588	578
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

The transaction was accounted for as a business combination under FASB Topic ASC 805 using the acquisition method, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Fair value measurements were made for acquired assets and liabilities. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as we identify new information about facts and circumstances that existed as of the acquisition date to consider. At June 30, 2025, remaining items to finalize include allocation of fair value to unproved properties. The impact of finalizing the fair value allocation is not expected to have a material impact to our consolidated financial statements.

ConocoPhillips 2025 Q2 10-Q	6

Notes to Consolidated Financial Statements	Table of Contents
Oil and gas properties were valued using a discounted cash flow approach incorporating market participant and internally generated price assumptions; production profiles; and operating and development cost assumptions. Debt assumed in the acquisition was valued based on observable market prices. The fair values of accounts receivable, accounts payable and most other current assets and current liabilities were determined to be equivalent to the carrying value due to their short-term nature. The acquisition, valued at $16.5 billion, was allocated to the identifiable assets and liabilities based on their estimated fair values as of the acquisition date of November 22, 2024.

Assets Acquired	Millions of Dollars
Cash and cash equivalents	$385
Accounts receivable, net	982
Inventories	339
Investments and long-term receivables	562
Net properties, plants and equipment	24,203
Other assets	201
Total assets acquired	$26,672

Liabilities Assumed
Accounts payable	$1,183
Accrued income and other taxes	201
Employee benefit obligations	187
Long-term debt	4,719
Asset retirement obligations	781
Deferred income taxes	2,488
Other liabilities	606
Total liabilities assumed	$10,165
Net assets acquired	$16,507

With the completion of the transaction, we acquired proved properties of approximately $13 billion, with $12 billion in Lower 48 and $1 billion in Equatorial Guinea, and unproved properties of approximately $11 billion in Lower 48.

We have recognized approximately $585 million pre-tax of transaction-related costs to date, inclusive of $17 million and $40 million in the three- and six-month periods of 2025, respectively. These non-recurring costs related primarily to employee severance and related benefits, fees paid to advisors and the settlement of share-based awards for certain Marathon Oil employees based on the terms of the Merger Agreement.

7	ConocoPhillips 2025 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Supplemental Pro Forma (unaudited)
The following table summarizes the unaudited supplemental pro forma financial information for the three- and six-month periods ended June 30, 2024, as if we had completed the acquisition on January 1, 2023.

	Millions of Dollars
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As reported	Pro Forma Marathon Oil	Pro Forma Combined	As reported	Pro Forma Marathon Oil	Pro Forma Combined
Supplemental Pro Forma (unaudited)
Total Revenues and Other Income	$14,136	1,707	15,843	$28,612	3,258	31,870
Net Income (Loss)	2,329	450	2,779	4,880	794	5,674

Earnings per share:
Basic net income (loss)	$1.99		2.11	$4.15		4.30
Diluted net income (loss)	1.98		2.11	4.14		4.29

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

In the second quarter of 2025, we sold our interests in the Ursa and Europa fields, and Ursa Oil Pipeline Company LLC to Shell Offshore Inc. and Shell Pipeline Company LP, respectively, for net proceeds of $718 million. We recognized a $274 million before-tax and $266 million after-tax gain for this transaction, inclusive of the reduction of our valuation allowance recognized in the first quarter of 2025. At the time of disposition, these assets, in our Lower 48 segment, had a net carrying value of $444 million, comprised of $536 million of assets, primarily $522 million of PP&E, and $92 million of liabilities, primarily related to noncurrent AROs. For tax-related impacts of this disposition, see Note 19.

Planned Dispositions
In July 2025, we signed an agreement to divest Lower 48 assets in the Anadarko Basin for approximately $1.3 billion, subject to customary closing adjustments. This transaction is expected to close at the beginning of the fourth quarter of 2025.

ConocoPhillips 2025 Q2 10-Q	8

Notes to Consolidated Financial Statements	Table of Contents
Note 4—Investments and Long-Term Receivables
Australia Pacific LNG Pty Ltd. (APLNG)
In Australia, we hold a 47.5 percent shareholding interest in APLNG. At June 30, 2025, the outstanding balance of APLNG's debt was $3.7 billion under various previously entered facilities. The last principal and interest payment on these facilities is due in September 2030. See Note 8.
At June 30, 2025, the carrying value of our equity method investment in APLNG was approximately $5.2 billion.
Port Arthur LNG (PALNG)
We hold a 30 percent direct equity investment in PALNG, a joint venture for the development of a large-scale LNG facility. At June 30, 2025, the carrying value of our equity method investment in PALNG was approximately $1.6 billion.
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

At June 30, 2025, the carrying value of our equity method investments in Qatar was approximately $1.5 billion.
Note 5—Debt
Our debt balance at June 30, 2025 was $23.5 billion, compared with $24.3 billion at December 31, 2024.
In May 2025, the company retired $0.2 billion principal amount of our 3.35% Notes at maturity.

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
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at June 30, 2025, and at December 31, 2024.

9	ConocoPhillips 2025 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
At June 30, 2025, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis; therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.
Note 6—Suspended Wells and Exploration Expenses
The capitalized cost of suspended wells at June 30, 2025 was $209 million, an increase of $13 million from December 31, 2024. In the second quarter of 2025, the second Slagugle appraisal well in PL891 in the Norwegian Sea was drilled and the presence of hydrocarbons was confirmed, resulting in a $77 million increase to our suspended wells costs. We also divested certain Lower 48 offshore interests in partner-operated assets, which included $31 million of suspended wells costs. See Note 3.

In the first quarter of 2025, we recognized dry hole expenses of $36 million related to certain previously suspended wells that were capitalized for a period greater than one year in our Asia Pacific segment.

ConocoPhillips 2025 Q2 10-Q	10

Notes to Consolidated Financial Statements	Table of Contents
Note 7—Changes in Equity

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended June 30, 2025
Balances at March 31, 2025	$23	77,554	(72,666)	(6,394)	66,721	65,238
Net income (loss)					1,971	1,971
Other comprehensive income (loss)				492		492
Dividends declared
Ordinary ($0.78 per common share)					(984)	(984)
Repurchase of company common stock			(1,222)			(1,222)
Excise tax on share repurchases			(12)			(12)
Distributed under benefit plans		89				89
Other			1		(1)	—
Balances at June 30, 2025	$23	77,643	(73,899)	(5,902)	67,707	65,572

For the six months ended June 30, 2025
Balances at December 31, 2024	$23	77,529	(71,152)	(6,473)	64,869	64,796
Net income (loss)					4,820	4,820
Other comprehensive income (loss)				571		571
Dividends declared
Ordinary ($1.56 per common share)					(1,982)	(1,982)
Repurchase of company common stock			(2,722)			(2,722)
Excise tax on share repurchases			(25)			(25)
Distributed under benefit plans		114				114
Balances at June 30, 2025	$23	77,643	(73,899)	(5,902)	67,707	65,572

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended June 30, 2024
Balances at March 31, 2024	$21	61,300	(66,974)	(5,917)	60,895	49,325
Net income (loss)					2,329	2,329
Other comprehensive income (loss)				(44)		(44)
Dividends declared
Ordinary ($0.58 per common share)					(680)	(680)
Variable return of cash ($0.20 per common share)					(235)	(235)
Repurchase of company common stock			(1,021)			(1,021)
Excise tax on share repurchases			(10)			(10)
Distributed under benefit plans		81				81
Balances at June 30, 2024	$21	61,381	(68,005)	(5,961)	62,309	49,745

For the six months ended June 30, 2024
Balances at December 31, 2023	$21	61,303	(65,640)	(5,673)	59,268	49,279
Net income (loss)					4,880	4,880
Other comprehensive income (loss)				(288)		(288)
Dividends declared
Ordinary ($1.16 per common share)					(1,368)	(1,368)
Variable return of cash ($0.40 per common share)					(471)	(471)
Repurchase of company common stock			(2,346)			(2,346)
Excise tax on share repurchases			(19)			(19)
Distributed under benefit plans		78				78
Balances at June 30, 2024	$21	61,381	(68,005)	(5,961)	62,309	49,745

11	ConocoPhillips 2025 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 8—Guarantees
At June 30, 2025, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At June 30, 2025, we had multiple outstanding guarantees in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing June 2025 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee to be six years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At June 30, 2025, the carrying value of this guarantee was approximately $14 million.

•In conjunction with our original purchase of an ownership interest in APLNG from Origin Energy Limited in October 2008, we agreed to reimburse Origin Energy Limited for our share of the existing contingent liability arising under guarantees of an existing obligation of APLNG to deliver natural gas under several sales agreements. The final guarantee expires in the fourth quarter of 2041. Our maximum potential liability for future payments, or cost of volume delivery, under these guarantees is estimated to be $620 million ($1.0 billion in the event of intentional or reckless breach) and would become payable if APLNG fails to meet its obligations under these agreements and the obligations cannot otherwise be mitigated. Future payments are considered unlikely, as the payments, or cost of volume delivery, would only be triggered if APLNG does not have enough natural gas to meet these sales commitments and if the co-venturers do not make necessary equity contributions into APLNG.
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 12 to 20 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $570 million and would become payable if APLNG does not perform. At June 30, 2025, the carrying value of these guarantees was approximately $39 million.

QatarEnergy LNG Guarantees
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in NFE4 and NFS3. These guarantees have an approximate 30-year term with no maximum limit. At June 30, 2025, the carrying value of these guarantees was approximately $14 million.

Equatorial Guinea Guarantees
We have guaranteed payment obligations as a shareholder in both Equatorial Guinea LNG Operations, S.A., a fully owned subsidiary of Equatorial Guinea LNG Holdings Limited, and Alba Plant LLC with regard to certain agreements to process third-party gas. These guarantees have approximately three years remaining, and the maximum potential future payments related to these guarantees is approximately $116 million. At June 30, 2025, the carrying value of these guarantees was approximately $4 million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $570 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of one to five years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities or as a result of nonperformance of contractual terms by guaranteed parties. At June 30, 2025, there was no liability recognized for these guarantees.

ConocoPhillips 2025 Q2 10-Q	12

Notes to Consolidated Financial Statements	Table of Contents
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnification obligations at June 30, 2025, was approximately $40 million. Those related to environmental issues have terms that are generally indefinite, and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 9 for additional information about environmental liabilities.
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

13	ConocoPhillips 2025 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
We are currently participating in environmental assessments and cleanups at numerous federal Superfund and other comparable state and international sites. After an assessment of environmental exposures for cleanup and other costs, we make accruals on an undiscounted basis (except those acquired in a business combination, which we record on a discounted basis) for planned investigation and remediation activities for sites where it is probable future costs will be incurred and these costs can be reasonably estimated. We have not reduced these accruals for possible insurance recoveries.
For remediation activities in the U.S. and Canada, our consolidated balance sheet included total accrued environmental costs of $206 million at each of June 30, 2025, and December 31, 2024. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.
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
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at June 30, 2025, we had performance obligations secured by letters of credit of $237 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
In 2007, the government of Venezuela expropriated ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures, as well as the offshore Corocoro development project. In response, ConocoPhillips initiated international arbitration proceedings before the ICSID. In March 2019, an ICSID tribunal unanimously ordered the government of Venezuela to pay ConocoPhillips approximately $8.7 billion (later reduced to $8.5 billion) plus interest for the unlawful expropriation of the projects. On January 22, 2025, an ICSID annulment committee dismissed Venezuela’s application to annul the tribunal’s decision and upheld the $8.5 billion award plus interest in full. Separate arbitrations before the ICC resulted in additional awards against Petróleos de Venezuela, S.A. (PDVSA) and three of its affiliates, including an award for approximately $2 billion plus interest, for the Hamaca and Petrozuata projects, and a $33 million award, for the Corocoro project, plus interest. Cumulatively, as of June 30, 2025, the company has received approximately $791 million in connection with the first ICC award. Collection actions for all three awards are ongoing.

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

ConocoPhillips 2025 Q2 10-Q	14

Notes to Consolidated Financial Statements	Table of Contents
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

15	ConocoPhillips 2025 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The following table presents the gross fair values of our commodity derivatives, excluding collateral, on our consolidated balance sheet:

	Millions of Dollars
	June 30 2025	December 31 2024
Assets
Prepaid expenses and other current assets	$454	394
Other assets	129	94
Liabilities
Other accruals	454	397
Other liabilities and deferred credits	104	83
The gains (losses) from commodity derivatives included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Sales and other operating revenues	$25	32	84	86
Other income	1	—	(3)	—
Purchased commodities	(7)	(29)	(46)	(79)
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long (Short)
	June 30 2025	December 31 2024
Commodity
Natural gas and power (BCF equivalent)
Fixed price	(30)	(17)
Basis	7	—

ConocoPhillips 2025 Q2 10-Q	16

Notes to Consolidated Financial Statements	Table of Contents
Interest Rate Derivative Instruments
In 2023, PALNG executed interest rate swaps that had the effect of converting 60 percent of the projected term loans outstanding to finance the cost of development and construction of Phase 1 from floating- to fixed-rate. During the first quarter of 2025, PALNG dedesignated the remaining portion of the interest rate swaps previously designated as a cash flow hedge. Changes in the fair value of the dedesignated hedging instruments are reported in the “Equity in earnings of affiliates” line on our consolidated income statement.

For the three- and six-month periods ended June 30, 2025, we recognized a gain of $18 million and $33 million, respectively, in “Equity in earnings of affiliates" related to the swaps. For the three- and six-month periods ended June 30, 2024, we recognized an unrealized gain of $33 million and $13 million, respectively, in other comprehensive income (loss) related to these swaps.

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
The following investments are carried on our consolidated balance sheet at cost, plus accrued interest and the table reflects remaining maturities at June 30, 2025, and December 31, 2024:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments
	June 30 2025	December 31 2024	June 30 2025	December 31 2024
Cash	$479	770
Demand Deposits	2,781	3,211
Time Deposits
1 to 90 days	1,444	1,364	13	1
91 to 180 days			5	5
Within one year			5	6
U.S. Government Obligations
1 to 90 days	169	260	—	—
	$4,873	5,605	23	12

17	ConocoPhillips 2025 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at June 30, 2025, and December 31, 2024:

	Millions of Dollars
	Carrying Amount
	Cash and Cash Equivalents		Short-Term Investments		Investments and Long-Term Receivables
	June 30 2025	December 31 2024	June 30 2025	December 31 2024	June 30 2025	December 31 2024
Major Security Type
Corporate Bonds	$—	—	302	338	662	612
Commercial Paper	28	2	54	77
U.S. Government Obligations	—	—	32	43	213	218
U.S. Government Agency Obligations			—	—	1	7
Foreign Government Obligations			8	4	11	12
Asset-Backed Securities			20	33	254	205
	$28	2	416	495	1,141	1,054
Cash and cash equivalents and short-term investments have remaining maturities within one year. Investments and long-term receivables have remaining maturities that vary from greater than one year through 13 years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	June 30 2025	December 31 2024	June 30 2025	December 31 2024
Major Security Type
Corporate Bonds	$958	947	964	950
Commercial Paper	82	79	82	79
U.S. Government Obligations	244	262	245	261
U.S. Government Agency Obligations	1	7	1	7
Foreign Government Obligations	19	16	19	16
Asset-Backed Securities	273	237	274	238
	$1,577	1,548	1,585	1,551
No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.

For the three- and six-month periods ended June 30, 2025, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $300 million and $511 million, respectively. For the three- and six-month periods ended June 30, 2024, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $231 million and $455 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.

ConocoPhillips 2025 Q2 10-Q	18

Notes to Consolidated Financial Statements	Table of Contents
Credit Risk
Financial instruments potentially exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments in debt securities, OTC derivative contracts and trade receivables. Our cash equivalents and short-term investments are placed in high-quality commercial paper, government money market funds, U.S. government and government agency obligations, time deposits with major international banks and financial institutions, high-quality corporate bonds, foreign government obligations and asset-backed securities. Our long-term investments in debt securities are placed in high-quality corporate bonds, asset-backed securities, U.S. government and government agency obligations and foreign government obligations.
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
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at June 30, 2025, and December 31, 2024, was $82 million and $70 million, respectively. For these instruments, no collateral was posted at June 30, 2025, and December 31, 2024. If our credit rating had been downgraded below investment grade at June 30, 2025, we would have been required to post $43 million of additional collateral, either with cash or letters of credit.

19	ConocoPhillips 2025 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 11—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during the six-month period ended June 30, 2025, nor during the year ended December 31, 2024.
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
•Level 3 liabilities include the fair value of future quarterly contingent payments associated with the Surmont acquisition. In October 2023, we completed our acquisition of the remaining 50 percent working interest in Surmont, an asset in our Canada segment, from TotalEnergies EP Canada Ltd. The consideration for the acquisition included a contingent consideration arrangement requiring payment of up to $0.4 billion CAD over a five-year term. The contingent payments represent $2 million for every dollar that WCS pricing exceeds $52 per barrel during the month, subject to certain production targets being achieved. The undiscounted amount we could pay under this arrangement was up to $0.3 billion USD at closing.

ConocoPhillips 2025 Q2 10-Q	20

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in debt securities	$244	1,341	—	1,585	261	1,290	—	1,551
Commodity derivatives	301	251	31	583	201	252	35	488
Total assets	$545	1,592	31	2,168	462	1,542	35	2,039

Liabilities
Commodity derivatives	$333	173	52	558	275	160	45	480
Contingent consideration	—	—	99	99	—	—	145	145
Total liabilities	$333	173	151	657	275	160	190	625
The range and arithmetic average of the significant unobservable input used in the Level 3 fair value measurement was as follows:

	Fair Value (Millions of Dollars)	Valuation Technique	Unobservable Input	Range (Arithmetic Average)
Contingent consideration - Surmont as of:
June 30, 2025	$99	Discounted cash flow	Commodity price outlook* ($/BOE)	$48.66 - $61.12 ($52.75)
December 31, 2024	145			$48.63 - $57.53 ($53.38)
*Commodity price outlook based on a combination of external pricing service companies' outlooks and our internal outlook.

The fair value of the contingent consideration on the acquisition date was $320 million. We have made payments of $56 million during the six-month period ended June 30, 2025, and $213 million in total since the acquisition under this arrangement, included in the "Other" line within the Financing Activities section of our Consolidated Statement of Cash Flows.

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
June 30, 2025
Assets	$583	1	582	401	181	—	181
Liabilities	558	1	557	401	156	33	123

December 31, 2024
Assets	$488	—	488	278	210	—	210
Liabilities	480	—	480	278	202	73	129
At June 30, 2025, and December 31, 2024, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

21	ConocoPhillips 2025 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	June 30 2025	December 31 2024	June 30 2025	December 31 2024
Financial Assets
Commodity derivatives	$182	210	182	210
Investments in debt securities	1,585	1,551	1,585	1,551
Financial Liabilities
Total debt, excluding finance leases	22,663	23,384	22,447	22,997
Commodity derivatives	124	129	124	129
Note 12—Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheet includes:

	Millions of Dollars
	Defined Benefit Plans	Unrealized Holding Gain/(Loss) on Securities	Foreign Currency Translation	Unrealized Gain/(Loss) on Hedging Activities	Accumulated Other Comprehensive Income/(Loss)
December 31, 2024	$(390)	3	(6,104)	18	(6,473)
Other comprehensive income (loss)	13	4	554	—	571
June 30, 2025	$(377)	7	(5,550)	18	(5,902)

ConocoPhillips 2025 Q2 10-Q	22

Notes to Consolidated Financial Statements	Table of Contents
Note 13—Cash Flow Information

	Millions of Dollars
	Six Months Ended June 30
	2025	2024
Cash Payments
Interest	$325	404
Income taxes	3,198	2,067

Net Sales (Purchases) of Investments
Short-term investments purchased	$(461)	(1,502)
Short-term investments sold	794	971
Long-term investments purchased	(459)	(347)
Long-term investments sold	118	84
	$(8)	(794)
For additional information on cash and non-cash changes to our consolidated balance sheet, See Note 3 regarding assets sold during the period.
Note 14—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Int'l.	U.S.	Int'l.
Components of Net Periodic Benefit Cost
Three Months Ended June 30
Service cost	$14	8	13	9	1	1
Interest cost	23	31	19	28	2	2
Expected return on plan assets	(19)	(44)	(17)	(40)
Amortization of prior service cost (credit)	—	1	—	—	(6)	(10)
Recognized net actuarial loss (gain)	2	12	2	14	—	—
Net periodic benefit cost	$20	8	17	11	(3)	(7)

Six Months Ended June 30
Service cost	$29	16	25	19	1	1
Interest cost	46	62	38	57	4	3
Expected return on plan assets	(38)	(89)	(33)	(81)
Amortization of prior service cost (credit)	—	1	—	—	(12)	(19)
Recognized net actuarial loss (gain)	5	23	4	28	—	—
Settlements	—	1	—	—
Net periodic benefit cost	$42	14	34	23	(7)	(15)
The components of net periodic benefit cost, other than the service cost component, are included in the "Other expenses" line of our consolidated income statement.

23	ConocoPhillips 2025 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 15—Related Party Transactions
The following tables summarize the related party balances and activities which are primarily with equity affiliates:

	Millions of Dollars
	June 30 2025	December 31 2024
Balance Sheet
Accounts and notes receivable	$61	74
Accounts payable	56	57

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Income Statement
Operating revenues and other income	$25	23	49	41
Purchased commodities	—	—	2	—
Operating expenses and selling, general and administrative expenses	73	57	158	112

ConocoPhillips 2025 Q2 10-Q	24

Notes to Consolidated Financial Statements	Table of Contents
Note 16—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenue from contracts with customers	$12,621	12,660	27,100	24,967
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	1,445	1,003	3,415	2,568
Financial derivative contracts	(62)	(43)	6	(67)
Consolidated sales and other operating revenues	$14,004	13,620	30,521	27,468
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

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenue from Contracts Outside the Scope of ASC Topic 606 by Segment
Lower 48	$1,154	743	2,654	2,002
Canada	159	91	374	308
Europe, Middle East and North Africa	132	169	387	258
Physical contracts meeting the definition of a derivative	$1,445	1,003	3,415	2,568

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenue from Contracts Outside the Scope of ASC Topic 606 by Product
Crude oil	$48	53	157	53
Natural gas	1,117	715	2,763	1,914
Other	280	235	495	601
Physical contracts meeting the definition of a derivative	$1,445	1,003	3,415	2,568
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

25	ConocoPhillips 2025 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Receivables from Contracts with Customers
At June 30, 2025, the “Accounts and notes receivable” line on our consolidated balance sheet included trade receivables of $4,537 million compared with $5,398 million at December 31, 2024, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical natural gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with natural gas sold under contracts for which NPNS has not been elected compared with trade receivables where NPNS has been elected.

Note 17—Earnings Per Share
The following table presents the calculation of net income (loss) available to common shareholders and basic and diluted EPS. For the periods presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Basic earnings per share

Net Income (Loss)	$1,971	2,329	4,820	4,880
Less: Dividends and undistributed earnings
allocated to participating securities	7	7	17	15
Net Income (Loss) available to common shareholders	$1,964	2,322	4,803	4,865
Weighted-average common shares outstanding (in millions)	1,258	1,168	1,265	1,173
Net Income (Loss) Per Share of Common Stock	$1.56	1.99	3.80	4.15

Diluted earnings per share

Net Income (Loss) available to common shareholders	$1,964	2,322	4,803	4,865
Weighted-average common shares outstanding (in millions)	1,258	1,168	1,265	1,173
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs (in millions)	1	2	2	3
Weighted-average diluted shares outstanding (in millions)	1,259	1,170	1,267	1,176
Net Income (Loss) Per Share of Common Stock	$1.56	1.98	3.79	4.14
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

Intersegment sales are at prices that approximate market.

ConocoPhillips 2025 Q2 10-Q	26

Notes to Consolidated Financial Statements	Table of Contents
Analysis of Results by Operating Segment

Three Months Ended June 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$1,315	9,966	1,334	1,400	471	—	14	14,500
Intersegment eliminations	—	(3)	(486)	—	—	—	(7)	(496)
Consolidated sales and other operating revenues	1,315	9,963	848	1,400	471	—	7	14,004

Significant segment expenses*
Production and operating expenses	546	1,474	216	232	85	—	19	2,572
DD&A	361	2,003	143	198	118	—	15	2,838
Income tax provision (benefit)	47	382	50	593	67	—	(93)	1,046
Total	954	3,859	409	1,023	270	—	(59)	6,456

Other segment items
Equity in earnings of affiliates	—	(4)	—	(115)	(185)	—	(11)	(315)
Interest income	—	—	—	—	(2)	—	(65)	(67)
Interest and debt expense	—	—	—	—	—	—	232	232
Other**	226	4,709	290	255	58	(1)	190	5,727
Total	226	4,705	290	140	(129)	(1)	346	5,577

Net Income (Loss)	$135	1,399	149	237	330	1	(280)	1,971
*The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on disposition and Impairments: L48
Other income: L48, EMENA, OI and Corporate
Purchased commodities and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA and AP
Selling, general and administrative expenses: Alaska, L48, Canada, EMENA, AP, OI and Corporate
Exploration expenses and Taxes other than income taxes: Alaska, L48, Canada, EMENA, AP and Corporate
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: L48, EMENA and Corporate

Other Segment Disclosures

Three Months Ended June 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Investment in and advances to affiliates	$4	126	—	2,084	5,172	—	1,612	8,998
Total Assets	19,374	65,087	10,029	10,128	8,515	—	9,466	122,599
Capital expenditures and investments	986	1,704	144	356	64	—	32	3,286

27	ConocoPhillips 2025 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents

Three Months Ended June 30, 2024	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$1,783	9,053	1,553	1,296	543	—	11	14,239
Intersegment eliminations	—	—	(612)	—	—	—	(7)	(619)
Consolidated sales and other operating revenues	1,783	9,053	941	1,296	543	—	4	13,620

Significant segment expenses*
Production and operating expenses	490	1,158	223	162	92	—	39	2,164
DD&A	321	1,557	166	175	107	—	8	2,334
Income tax provision (benefit)	135	367	86	666	95	—	(19)	1,330
Total	946	3,082	475	1,003	294	—	28	5,828

Other segment items
Equity in earnings of affiliates	—	—	—	(137)	(268)	—	2	(403)
Interest income	—	—	—	—	(2)	—	(95)	(97)
Interest and debt expense	—	—	—	—	—	—	198	198
Other**	477	4,712	205	179	75	(3)	120	5,765
Total	477	4,712	205	42	(195)	(3)	225	5,463

Net Income (Loss)	$360	1,259	261	251	444	3	(249)	2,329
*The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on disposition: L48
Other income: L48, Canada, EMENA, AP, OI and Corporate
Purchased commodities and Exploration expenses: Alaska, L48, Canada, EMENA and AP
Selling, general and administrative expenses: Alaska, L48, Canada, EMENA, AP, OI and Corporate
Impairments: Alaska and L48
Taxes other than income taxes and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: Alaska, EMENA and Corporate

Other Segment Disclosures

Three Months Ended June 30, 2024	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Investment in and advances to affiliates	$33	122	—	1,265	5,143	5	1,489	8,057
Total Assets	17,124	42,659	10,047	7,968	8,483	5	9,708	95,994
Capital expenditures and investments	691	1,649	131	227	90	—	181	2,969

ConocoPhillips 2025 Q2 10-Q	28

Notes to Consolidated Financial Statements	Table of Contents

Six Months Ended June 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$2,925	21,514	2,866	3,340	895	—	32	31,572
Intersegment eliminations	—	(3)	(1,033)	—	—	—	(15)	(1,051)
Consolidated sales and other operating revenues	2,925	21,511	1,833	3,340	895	—	17	30,521

Significant segment expenses*
Production and operating expenses	1,052	2,965	417	456	150	—	38	5,078
DD&A	716	3,907	274	417	237	—	33	5,584
Income tax provision (benefit)	186	830	131	1,515	131	—	(130)	2,663
Total	1,954	7,702	822	2,388	518	—	(59)	13,325

Other segment items
Equity in earnings of affiliates	—	(8)	—	(288)	(391)	—	(20)	(707)
Interest income	—	—	—	—	(4)	—	(139)	(143)
Interest and debt expense	—	—	—	—	—	—	437	437
Other**	509	10,628	606	584	131	(3)	334	12,789
Total	509	10,620	606	296	(264)	(3)	612	12,376

Net Income (Loss)	$462	3,189	405	656	641	3	(536)	4,820
*The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on disposition: L48 and OI
Other income: L48, Canada, EMENA, AP, OI and Corporate
Purchased commodities: Alaska, L48, Canada, EMENA and AP
Selling, general and administrative expenses: Alaska, L48, Canada, EMENA, AP, OI and Corporate
Exploration expenses, Taxes other than income taxes and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Impairments: L48 and EMENA
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: EMENA and Corporate

Other Segment Disclosures

Six Months Ended June 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Investment in and advances to affiliates	$4	126	—	2,084	5,172	—	1,612	8,998
Total Assets	19,374	65,087	10,029	10,128	8,515	—	9,466	122,599
Capital expenditures and investments	2,032	3,518	309	630	118	—	57	6,664

29	ConocoPhillips 2025 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents

Six Months Ended June 30, 2024	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$3,453	18,362	2,997	2,753	1,017	—	24	28,606
Intersegment eliminations	—	(1)	(1,120)	—	—	—	(17)	(1,138)
Consolidated sales and other operating revenues	3,453	18,361	1,877	2,753	1,017	—	7	27,468

Significant segment expenses*
Production and operating expenses	969	2,240	440	317	171	—	42	4,179
DD&A	645	2,989	324	355	217	—	15	4,545
Income tax provision (benefit)	257	752	142	1,443	100	—	(107)	2,587
Total	1,871	5,981	906	2,115	488	—	(50)	11,311

Other segment items
Equity in earnings of affiliates	—	—	—	(277)	(550)	—	3	(824)
Interest income	—	—	—	—	(4)	—	(196)	(200)
Interest and debt expense	—	—	—	—	—	—	403	403
Other**	876	9,740	530	360	127	(2)	267	11,898
Total	876	9,740	530	83	(427)	(2)	477	11,277

Net income (Loss)	$706	2,640	441	555	956	2	(420)	4,880
*The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on disposition: L48 and OI
Other income: L48, Canada, EMENA, AP, OI and Corporate
Purchased commodities: Alaska, L48, Canada, EMENA and AP
Selling, general and administrative expenses: Alaska, L48, Canada, EMENA, AP, OI and Corporate
Exploration expenses, Taxes other than income taxes and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Impairments: Alaska and L48
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: Alaska, L48 and EMENA

Other Segment Disclosures

Six Months Ended June 30, 2024	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Investment in and advances to affiliates	$33	122	—	1,265	5,143	5	1,489	8,057
Total Assets	17,124	42,659	10,047	7,968	8,483	5	9,708	95,994
Capital expenditures and investments	1,411	3,265	283	446	135	—	345	5,885

ConocoPhillips 2025 Q2 10-Q	30

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Sales and Other Operating Revenues by Geographic Location*
U.S.	$11,137	10,776	24,249	21,756
Canada	742	941	1,689	1,877
China	255	275	492	488
Equatorial Guinea	117	—	356	—
Libya	406	470	916	970
Malaysia	217	268	403	529
Norway	428	514	1,034	1,138
Singapore	105	—	144	—
U.K.	596	374	1,236	707
Other foreign countries	1	2	2	3
Worldwide consolidated	$14,004	13,620	30,521	27,468

Sales and Other Operating Revenues by Product
Crude oil	$9,528	10,112	20,361	19,674
Natural gas	1,930	1,175	4,762	3,057
Natural gas liquids	938	662	1,993	1,342
Other**	1,608	1,671	3,405	3,395
Consolidated sales and other operating revenues by product	$14,004	13,620	30,521	27,468
*Sales and other operating revenues are attributable to countries based on the location of the selling operation.
**Includes bitumen and power.

31	ConocoPhillips 2025 Q2 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 19—Income Taxes
Our effective tax rate for the three-month periods ended June 30, 2025, and June 30, 2024, was 34.7 percent and 36.3 percent, respectively. The change in the effective tax rate for the three-month period ended June 30, 2025, is primarily due to a shift in our mix of income among taxing jurisdictions.

Our effective tax rate for the six-month periods ended June 30, 2025, and 2024, was 35.6 percent and 34.6 percent, respectively. The change in the effective tax rate for the six-month period ended June 30, 2025, is primarily due to a shift in our mix of income among taxing jurisdictions partly offset by a change to our valuation allowance in the current year and the recognition of a Malaysia tax benefit occurring in the prior year, both described below.

During the first quarter of 2025, our valuation allowance decreased $56 million, relating to the expected utilization of previously unrecognized capital loss carryforwards due to our agreement to sell our interests in the Ursa and Europa fields, and the Ursa Oil Pipeline Company LLC to Shell Offshore Inc. and Shell Pipeline Company LP.

During the first quarter of 2024, we recorded a $76 million tax benefit associated with a deepwater investment tax incentive for Malaysia Blocks J and G.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the United States. The impacts of the OBBBA are currently under review and will be reflected in our consolidated financial statements starting in the third quarter of 2025.

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

ConocoPhillips 2025 Q2 10-Q	32

Management’s Discussion and Analysis	Table of Contents
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
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies based on production and reserves, with operations and activities in 14 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; global LNG developments; oil sands in Canada; and an inventory of global exploration prospects. Headquartered in Houston, Texas, at June 30, 2025, we employed approximately 11,700 people worldwide and had total assets of $123 billion.

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

In the second quarter of 2025, the price of crude oil continued to decline due to multiple macroeconomic and geopolitical forces which slowed global oil demand growth concurrent with higher oil production from OPEC Plus and other major oil producing countries. We continue to closely monitor the macroeconomic environment, including any impacts from tariffs, and the ongoing market volatility in the energy landscape and across global markets for implications to our business, results of operations and financial condition.
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

33	ConocoPhillips 2025 Q2 10-Q

Management’s Discussion and Analysis	Table of Contents
In November 2024, we completed our acquisition of Marathon Oil Corporation (Marathon Oil). In the first half of 2025, we completed the asset integration of Marathon Oil and remain on track for more than $1 billion of synergies on a run-rate basis by year-end 2025 and over $1 billion of one-time benefits. These one-time benefits include $0.5 billion recognized previously upon close of the transaction related to the utilization of foreign tax credits, with the remainder consisting of net operating losses expected to be realized in future periods. In August 2025, we announced incremental cost reductions and margin enhancements of more than $1 billion anticipated on a run-rate basis by year-end 2026. See Note 3.

In conjunction with our acquisition of Marathon Oil, we communicated a disposition proceeds target of $2 billion across the portfolio. In August 2025, we announced an increase to this target for a total of $5 billion by year-end 2026. Through the second quarter of 2025, we have sold assets in the Lower 48 segment for proceeds of approximately $1.3 billion, including noncore assets in our Lower 48 segment sold in the first quarter of 2025 and the Ursa and Europa fields and Ursa Oil Pipeline Company LLC sold in the second quarter of 2025. In July 2025, we signed an agreement to divest assets in the Anadarko Basin for approximately $1.3 billion, subject to customary closing adjustments. This transaction is expected to close at the beginning of the fourth quarter of 2025. See Note 3.

In April 2025, we entered into a nine-year agreement securing regasification capacity at the Dunkerque LNG terminal in France which includes regasification services for approximately 1.5 MTPA of LNG expected to begin in 2028 that provides additional access to the European natural gas market.

Additionally, in May 2025, we entered into a 15-year LNG sales agreement for approximately 0.3 MTPA into Asia starting in 2028.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the United States. The impacts of the OBBBA are currently under review and will be reflected in our consolidated financial statements starting in the third quarter of 2025, including an expected full-year 2025 cash tax benefit of approximately $0.5 billion, primarily due to an acceleration of tax depreciation.

In August 2025, we declared a third-quarter ordinary dividend of $0.78 per share.

Production was 2,391 MBOED in the second quarter of 2025, an increase of 446 MBOED from the same period a year ago. After adjusting for impacts from closed acquisitions and dispositions, second-quarter 2025 production increased by 72 MBOED or three percent from the same period a year ago.

Second-quarter 2025 production resulted in $3.5 billion of cash provided by operating activities. We returned $2.2 billion to shareholders, consisting of $1.2 billion through share repurchases and $1.0 billion through our ordinary dividend. We ended the quarter with cash, cash equivalents, restricted cash and short-term investments totaling $5.7 billion and long-term investments in debt securities of $1.1 billion.

Also in the second quarter of 2025, we re-invested $3.3 billion into the business in the form of capital expenditures and investments, with over half of the expenditures related to flexible, short-cycle unconventional plays in the Lower 48 segment, where our production has access to both domestic and export markets.

ConocoPhillips 2025 Q2 10-Q	34

Management’s Discussion and Analysis	Table of Contents
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
Brent crude oil prices averaged $67.82 per barrel in the second quarter of 2025, a decrease of 20 percent compared with $84.94 per barrel in the second quarter of 2024. WTI at Cushing crude oil prices averaged $63.74 per barrel in the second quarter of 2025, a decrease of 21 percent compared with $80.57 per barrel in the second quarter of 2024. Oil prices were lower in the second quarter of 2025 due to higher global oil supplies and slower global economic and oil demand growth.

U.S. Henry Hub natural gas prices averaged $3.44 per MMBTU in the second quarter of 2025, an increase of 82 percent compared with $1.89 per MMBTU in the second quarter of 2024. U.S. Henry Hub prices improved due to stronger demand and lower inventory levels versus the same time last year. The risk of volatility in regional markers remains throughout 2025.

Our realized bitumen price averaged $39.43 per barrel in the second quarter of 2025, a decrease of 28 percent compared with $54.59 per barrel in the second quarter of 2024. The decrease in the second quarter of 2025 was driven by falling WTI prices due to concerns over a slowdown in global trade and OPEC Plus increasing production targets, partly offset by strengthened WCS differentials due to additional egress capacity at the Trans Mountain Pipeline Expansion.
For the second quarter of 2025, our total average realized price was $45.77 per BOE, a decrease of 19 percent compared with $56.56 per BOE in the second quarter of 2024.

35	ConocoPhillips 2025 Q2 10-Q

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
•Reported second-quarter 2025 earnings per share of $1.56.
•Generated cash provided by operating activities of $3.5 billion.
•Declared third-quarter ordinary dividend of $0.78 per share.
•Completed the asset integration of Marathon Oil and remain on track for more than $1 billion of synergies on a run-rate basis by year-end 2025 and over $1 billion of one-time benefits.
•Announced incremental cost reductions and margin enhancements of more than $1 billion anticipated on a run-rate basis by year-end 2026.
•Signed an agreement to sell Anadarko Basin assets for $1.3 billion, subject to customary closing adjustments, expected to close at the beginning of the fourth quarter, exceeding $2 billion disposition target ahead of schedule.
•Increased disposition target to $5 billion by year-end 2026.
•Delivered total company and Lower 48 production of 2,391 MBOED and 1,508 MBOED, respectively.
•Achieved optimized level of steady-state activity in the Lower 48 following the asset integration of Marathon Oil.
•Advanced global LNG strategy by signing a regasification agreement at the Dunkerque terminal in France and a sales agreement in Asia, both expected to begin in 2028.
•Successfully completed planned turnarounds in Norway and Qatar.
•Distributed $2.2 billion to shareholders, including $1.2 billion through share repurchases and $1.0 billion through the ordinary dividend
•Ended the quarter with cash, cash equivalents, restricted cash and short-term investments of $5.7 billion and long-term investments of $1.1 billion.

Outlook
Production
Third-quarter 2025 production is expected to be 2.33 to 2.37 MMBOED.
Full-year production is expected to be 2.35 to 2.37 MMBOED. The midpoint of full-year production guidance remains unchanged, even after adjusting for announced and closed dispositions.
All other guidance remains unchanged.

ConocoPhillips 2025 Q2 10-Q	36

Results of Operations	Table of Contents
Results of Operations
Unless otherwise indicated, discussion of consolidated results for the three- and six-month periods ended June 30, 2025, is based on a comparison with the corresponding period of 2024.
Consolidated Results

Summary Operating Statistics

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Average Net Production
Crude oil (MBD)
Consolidated operations	1,144	942	1,149	934
Equity affiliates	11	13	12	15
Total crude oil	1,155	955	1,161	949

Natural gas liquids (MBD)
Consolidated operations	418	287	406	279
Equity affiliates	6	8	7	8
Total natural gas liquids	424	295	413	287

Bitumen (MBD)	144	133	144	131

Natural gas (MMCFD)
Consolidated operations	2,855	2,123	2,848	2,079
Equity affiliates	1,150	1,247	1,190	1,257
Total natural gas	4,005	3,370	4,038	3,336

Total Production (MBOED)	2,391	1,945	2,391	1,923
Total Production (MMBOE)	218	177	433	350

	Dollars Per Unit
Average Sales Prices
Crude oil (per BBL)
Consolidated operations	$64.21	81.31	67.92	80.00
Equity affiliates	65.87	80.34	71.15	78.47
Total crude oil	64.23	81.30	67.95	79.98

Natural gas liquids (per BBL)
Consolidated operations	20.51	21.84	22.60	22.57
Equity affiliates	48.93	49.83	50.72	51.00
Total natural gas liquids	20.98	22.60	23.11	23.40

Bitumen (per BBL)	39.43	54.59	42.30	49.44

Natural gas (per MCF)
Consolidated operations	2.99	1.88	3.88	2.39
Equity affiliates	6.91	7.98	7.24	8.12
Total natural gas	$4.16	4.22	4.90	4.61

37	ConocoPhillips 2025 Q2 10-Q

Results of Operations	Table of Contents

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Exploration Expenses
General administrative, geological and geophysical, lease rental and other	$57	73	113	166
Leasehold impairment	18	4	36	4
Dry holes	6	25	49	44
	$81	102	198	214

Total Company Production

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. In the quarter ended June 30, 2025, our operations were producing in the U.S., Australia, Canada, China, Equatorial Guinea, Libya, Malaysia, Norway and Qatar.
Total production in the second quarter of 2025 was 2,391 MBOED, an increase of 446 MBOED or 23 percent from the same period a year ago. Total production in the six-month period of 2025 was 2,391 MBOED, an increase of 468 MBOED or 24 percent from the same period a year ago. Production increases include:

•New wells online in the Lower 48, Alaska, Australia, Canada, China, Libya, Malaysia and Norway.
•Our acquisition of Marathon Oil, which closed in November 2024. See Note 3.
Production increases were partly offset by normal field decline.
After adjusting for impacts from closed acquisitions and dispositions, second-quarter 2025 production increased by 72 MBOED or three percent from the same period a year ago. After adjusting for closed acquisitions and dispositions, production in the six-month period of 2025 increased 96 MBOED or four percent from the same period a year ago.

ConocoPhillips 2025 Q2 10-Q	38

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.

Below is select financial data provided on a consolidated basis. The full Income Statement can be found in Item 1. Financial Statements.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Sales and other operating revenues	$14,004	13,620	30,521	27,468
Purchased commodities	5,085	4,858	11,273	10,192
Production and operating expenses	2,572	2,164	5,078	4,179
Depreciation, depletion and amortization	2,838	2,334	5,584	4,545
Taxes other than income taxes	572	536	1,123	1,091
Sales and other operating revenues for the three- and six-month periods of 2025 increased $384 million and $3,053 million, respectively. Increases in the second quarter were due to higher volumes of $1,935 million, inclusive of sales volumes from our acquisition of Marathon Oil; higher realized natural gas prices of $288 million and timing of sales as compared to the prior period. These increases were partly offset by lower crude, bitumen and NGL realized prices of $2,029 million. Increases in the six-month period of 2025 were due to higher volumes of $3,989 million, inclusive of sales volumes from our acquisition of Marathon Oil; timing of sales as compared to the prior period and higher realized natural gas prices of $768 million. These increases were partly offset by lower crude, bitumen and NGL realized prices of $2,698 million. See Note 3.
Purchased commodities for the three- and six-month periods of 2025 increased $227 million and $1,081 million, respectively. These increases were due to higher volumes associated with our acquisition of Marathon Oil, higher crude volumes and higher natural gas prices, partly offset by lower crude prices. See Note 3.
Production and operating expenses for the three- and six-month periods of 2025 increased $408 million and $899 million, respectively, primarily due to impacts from our acquisition of Marathon Oil in the fourth quarter of 2024. See Note 3.
DD&A for the three- and six-month periods of 2025 increased $504 million and $1,039 million, respectively, mainly due to impacts from our acquisition of Marathon Oil in the fourth quarter of 2024. See Note 3.

39	ConocoPhillips 2025 Q2 10-Q

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of segment results for the three- and six-month periods ended June 30, 2025, is based on a comparison with the corresponding period of 2024 and are shown after-tax.

A summary of the company's net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Alaska	$135	360	462	706
Lower 48	1,399	1,259	3,189	2,640
Canada	149	261	405	441
Europe, Middle East and North Africa	237	251	656	555
Asia Pacific	330	444	641	956
Other International	1	3	3	2
Corporate and Other	(280)	(249)	(536)	(420)
Net Income (Loss)	$1,971	2,329	4,820	4,880
For further discussion of segment results, see the following pages.

ConocoPhillips 2025 Q2 10-Q	40

Results of Operations	Table of Contents
Alaska

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,315	1,783	2,925	3,453
Production and operating expenses	546	490	1,052	969
Depreciation, depletion and amortization	361	321	716	645
Taxes other than income taxes	128	130	188	264

Net Income (Loss) ($MM)	$135	360	462	706

Average Net Production
Crude oil (MBD)	182	170	183	175
Natural gas liquids (MBD)	15	14	16	14
Natural gas (MMCFD)	48	36	48	39
Total Production (MBOED)	205	190	207	196
Total Production (MMBOE)	19	17	37	36

Average Sales Prices
Crude oil ($ per BBL)	$70.87	86.44	73.90	85.08
Natural gas ($ per MCF)	3.80	4.03	3.85	3.96
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of June 30, 2025, Alaska contributed 12 percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Alaska reported earnings of $135 million and $462 million in the three- and six-month periods of 2025, respectively, compared with earnings of $360 million and $706 million in the three- and six-month periods of 2024, respectively.

Earnings in the second quarter of 2025 included lower sales revenues resulting from lower realized prices of $207 million, partly offset by higher produced volumes of $79 million. Decreases to earnings included higher production and operating expenses of $41 million, driven by higher lease operating expenses and well work activity, and higher DD&A of $30 million primarily driven by higher rates and higher production.

Earnings in the six-month period of 2025 included lower sales revenues resulting from lower realized prices of $288 million, partly offset by higher produced volumes of $103 million. Earnings decreases in the six-month period of 2025 included higher production and operating expenses of $59 million, driven by higher lease operating expenses and well work activity, and higher DD&A of $51 million. Increases to earnings included lower taxes other than income taxes of $54 million driven by an impact from the settlement of a contingent matter.

Production
Average production increased 15 MBOED and 11 MBOED in the three- and six-month periods of 2025, respectively. Increases to production were primarily due to new wells online and less downtime.

The production increases were partly offset by normal field decline.

41	ConocoPhillips 2025 Q2 10-Q

Results of Operations	Table of Contents
Lower 48

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$9,963	9,053	21,511	18,361
Production and operating expenses	1,474	1,158	2,965	2,240
Depreciation, depletion and amortization	2,003	1,557	3,907	2,989
Taxes other than income taxes	396	340	825	690

Net Income (Loss) ($MM)	$1,399	1,259	3,189	2,640

Average Net Production
Crude oil (MBD)	761	575	757	564
Natural gas liquids (MBD)	389	264	376	255
Natural gas (MMCFD)	2,146	1,597	2,113	1,539
Total Production (MBOED)	1,508	1,105	1,485	1,075
Total Production (MMBOE)	137	101	269	196

Average Sales Prices
Crude oil ($ per BBL)	$61.90	78.72	65.60	77.14
Natural gas liquids ($ per BBL)	20.52	21.57	22.59	22.10
Natural gas ($ per MCF)	1.60	0.32	2.12	0.92
The Lower 48 segment consists of operations located in the U.S. Lower 48 states and commercial operations. As of June 30, 2025, the Lower 48 contributed 66 percent of our consolidated liquids production and 74 percent of our consolidated natural gas production.
Net Income (Loss)
Lower 48 reported earnings of $1,399 million and $3,189 million in the three- and six-month periods of 2025, respectively compared with earnings of $1,259 million and $2,640 million in the three- and six-month periods of 2024, respectively.
Earnings in the second quarter of 2025 included higher sales revenues resulting from higher volumes of $1,251 million, which included volumes from our acquisition of Marathon Oil. Additional increases to revenues included a gain of $254 million primarily associated with the divestiture of the Ursa and Europa fields, and Ursa Oil Pipeline Company LLC. These increases were partly offset by lower overall realized prices of $747 million, driven by lower crude prices. Decreases to earnings in the second quarter of 2025 included higher DD&A of $350 million and higher production and operating expenses of $248 million, primarily from our acquisition of Marathon Oil. See Note 3.

Earnings in the six-month period of 2025 included higher sales revenues resulting from higher volumes of $2,556 million which included volumes from our acquisition of Marathon Oil. Additional increases to revenues included a gain of $242 million primarily associated with the divestiture of the Ursa and Europa fields, and Ursa Oil Pipeline Company LLC. These increases were partly offset by lower overall realized prices of $863 million, driven by lower crude prices. Decreases to earnings in the six-month period of 2025 included higher DD&A of $728 million and higher production and operating expenses of $575 million, primarily from our acquisition of Marathon Oil. See Note 3.
Production
Average production increased 403 MBOED and 410 MBOED in the three- and six-month periods of 2025, respectively. Increases to production were primarily due to new wells online from our development programs in the Delaware Basin, Eagle Ford, Midland Basin and Bakken. Production also increased due to our acquisition of Marathon Oil in November 2024. See Note 3.
Production increases were partly offset by normal field decline.

ConocoPhillips 2025 Q2 10-Q	42

Results of Operations	Table of Contents
Asset Dispositions
Through the second quarter of 2025, we have completed divestitures of noncore assets totaling approximately $1.3 billion in proceeds. Production from these assets averaged approximately 26 MBOED in 2024. This is inclusive of noncore assets disposed of in the first quarter of 2025 as well as the disposition of the Ursa and Europa fields, and Ursa Oil Pipeline Company LLC in the second quarter of 2025. See Note 3.

Planned Dispositions
In July 2025, we signed an agreement to divest Lower 48 assets in the Anadarko Basin for approximately $1.3 billion, subject to customary closing adjustments. This transaction is expected to close at the beginning of the fourth quarter of 2025. See Note 3.

43	ConocoPhillips 2025 Q2 10-Q

Results of Operations	Table of Contents
Canada

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$848	941	1,833	1,877
Production and operating expenses	216	223	417	440
Depreciation, depletion and amortization	143	166	274	324
Taxes other than income taxes	5	8	14	19

Net Income (Loss) ($MM)	$149	261	405	441

Average Net Production
Crude oil (MBD)	20	17	18	17
Natural gas liquids (MBD)	6	6	6	6
Bitumen (MBD)	144	133	144	131
Natural gas (MMCFD)	124	121	117	110
Total Production (MBOED)	191	176	187	173
Total Production (MMBOE)	17	16	34	31

Average Sales Prices
Crude oil ($ per BBL)	$55.48	68.90	58.64	66.57
Natural gas liquids ($ per BBL)	20.63	27.01	24.25	31.23
Bitumen ($ per BBL)	39.43	54.59	42.30	49.44
Natural gas ($ per MCF)*	0.71	0.36	1.01	0.66
*Average sales prices include unutilized transportation costs.
The Canada segment operations include the Surmont oil sands development in Alberta, the Montney unconventional play in British Columbia and commercial operations. As of June 30, 2025, Canada contributed 10 percent of our consolidated liquids production and four percent of our consolidated natural gas production.
Net Income (Loss)
Canada reported earnings of $149 million and $405 million in the three- and six-month periods of 2025, respectively, compared with earnings of $261 million and $441 million in the three- and six-month periods of 2024, respectively.

Earnings in the second quarter of 2025 included lower sales revenues resulting from lower realized prices of $167 million, partly offset by higher volumes of $55 million. Increases to earnings include lower DD&A of $17 million driven by year-end upward reserve revisions.

Earnings in the six-month period of 2025 included lower sales revenues resulting from lower realized prices of $160 million, partly offset by higher volumes of $92 million. Increases to earnings include lower DD&A of $38 million driven by year-end upward reserve revisions.
Production
Average production increased 15 MBOED and 14 MBOED in the three- and six-month periods of 2025, respectively. Increases to production resulted from new wells online in the Montney and Surmont.
Production increases were partly offset by normal field decline.

ConocoPhillips 2025 Q2 10-Q	44

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,400	1,296	3,340	2,753
Production and operating expenses	232	162	456	317
Depreciation, depletion and amortization	198	175	417	355
Taxes other than income taxes	10	10	22	21

Net Income (Loss) ($MM)	$237	251	656	555

Consolidated Operations
Average Net Production
Crude oil (MBD)	120	119	129	118
Natural gas liquids (MBD)	8	3	8	4
Natural gas (MMCFD)	483	328	511	343
Total Production (MBOED)	208	177	222	179
Total Production (MMBOE)	19	16	40	33

Average Sales Prices
Crude oil ($ per BBL)	$67.48	84.62	71.36	84.74
Natural gas liquids ($ per BBL)	20.24	39.60	22.08	43.99
Natural gas ($ per MCF)	10.21	9.59	11.87	9.18
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea and the Norwegian Sea, Qatar, Libya, Equatorial Guinea and commercial and terminalling operations in the U.K. As of June 30, 2025, our Europe, Middle East and North Africa operations contributed eight percent of our consolidated liquids production and 18 percent of our consolidated natural gas production.
Net Income (Loss)
Europe, Middle East and North Africa reported earnings of $237 million and $656 million in the three- and six-month periods of 2025, respectively, compared with earnings of $251 million and $555 million in the three- and six-month periods of 2024, respectively.
Earnings in the second quarter of 2025 included higher revenues inclusive of higher volumes of $46 million, which included volumes added from our acquisition of Marathon Oil, partly offset by lower realized prices of $50 million impacted by lower crude prices. Earnings decreases in the second quarter included higher production and operating expenses of $20 million, primarily from our acquisition of Marathon Oil. See Note 3.

Earnings in the six-month period of 2025 included higher revenues resulting from higher volumes of $141 million, which included volumes from our acquisition of Marathon Oil and timing of sales compared to the prior period, offset by lower overall realized prices of $29 million, driven by lower crude prices. Decreases to earnings in the six-month period included higher production and operating expenses of $42 million and higher DD&A of $19 million, primarily from our acquisition of Marathon Oil. See Note 3.
Consolidated Production
Average consolidated production increased 31 MBOED and 43 MBOED in the three- and six-month periods of 2025, respectively. Increases to production were due to the impact from assets acquired from Marathon Oil as well as new wells online in Norway and Libya. See Note 3.
Production increases were partly offset by field-wide turnarounds in the Greater Ekofisk Area of Norway in the second quarter of 2025 and normal field decline.

45	ConocoPhillips 2025 Q2 10-Q

Results of Operations	Table of Contents
Asia Pacific

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$471	543	895	1,017
Production and operating expenses	85	92	150	171
Depreciation, depletion and amortization	118	107	237	217
Taxes other than income taxes	15	36	32	65

Net Income (Loss) ($MM)	$330	444	641	956

Consolidated Operations
Average Net Production
Crude oil (MBD)	61	61	62	60
Natural gas (MMCFD)	54	41	59	48
Total Production (MBOED)	70	68	72	68
Total Production (MMBOE)	6	6	13	12

Average Sales Prices
Crude oil ($ per BBL)	$69.65	86.47	72.91	85.81
Natural gas ($ per MCF)	3.70	3.98	3.68	3.81
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Asia Pacific segment has operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. As of June 30, 2025, Asia Pacific contributed four percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Asia Pacific reported earnings of $330 million and $641 million for the three- and six-month periods of 2025, respectively, compared with earnings of $444 million and $956 million in the three- and six-month periods of 2024, respectively.
Earnings in the second quarter of 2025 included lower revenues resulting from lower realized prices of $79 million. Decreases to earnings included lower earnings from equity affiliates of $69 million, primarily due to lower LNG sales prices.

Earnings in the six-month period of 2025 included lower revenues resulting from lower realized prices of $121 million, partly offset by higher volumes of $28 million. Additional decreases to earnings included lower earnings from equity affiliates of $131 million, primarily due to lower LNG sales prices, the absence of a $76 million tax benefit associated with a deepwater investment tax incentive for Malaysia blocks J and G and higher exploration expenses of $37 million driven primarily by dry hole expenses associated with certain suspended wells. See Note 6 and Note 19.
Consolidated Production
Average consolidated production increased two MBOED and four MBOED in the three- and six-month periods of 2025, respectively. Increases to production were primarily due to development activity in Bohai Bay in China and Gumusut in Malaysia.
Production increases were partly offset by normal field decline.

ConocoPhillips 2025 Q2 10-Q	46

Results of Operations	Table of Contents
Other International

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net Income (Loss) ($MM)	$1	3	3	2
The Other International segment consists of activities associated with prior operations in other countries.

Corporate and Other

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net Income (Loss)
Net interest expense	$(139)	(89)	(250)	(182)
Corporate G&A expenses	(147)	(78)	(257)	(183)
Technology	(22)	(44)	(40)	(68)
Other income (expense)	28	(38)	11	13
	$(280)	(249)	(536)	(420)
Net interest expense consists of interest and debt expense, net of interest income and capitalized interest. Net interest expense was impaired in the three- and six-month periods of 2025 due to higher interest expense of $54 million and $105 million, respectively, driven by our acquisition of Marathon Oil. See Note 3.
Corporate G&A expenses include compensation programs and staff costs. Corporate G&A expenses increased $69 million and $74 million in the three- and six-month periods of 2025, primarily due to transaction and integration expenses associated with our acquisition of Marathon Oil and mark to market adjustments associated with certain compensation programs. See Note 3.
Technology includes our investments in low-carbon and other new technologies or businesses and licensing revenues. Other new technologies or businesses and licensing activities are focused on both conventional and tight oil reservoirs, shale gas, oil sands, enhanced oil recovery, as well as LNG.
Other income (expense) includes certain consolidating tax-related items, foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains/losses on the early retirement of debt, holding gains or losses on equity securities and pension settlement expense. Other income (expense) was improved in the second quarter of 2025 primarily due to a consolidating tax adjustment of $55 million.

47	ConocoPhillips 2025 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars
	June 30 2025	December 31 2024
Cash and cash equivalents	$4,901	5,607
Short-term investments	439	507
Total debt	23,529	24,324
Total equity	65,572	64,796
Percent of total debt to capital*	26%	27
Percent of floating-rate debt to total debt	1%	1
*Capital includes total debt and total equity.
To meet our short-term and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs and our ability to sell securities using our shelf registration statement. During the first six months of 2025, the primary uses of our available cash were $6.7 billion to support our ongoing capital expenditures and investments program, $2.7 billion to repurchase common stock, $2.0 billion to pay the ordinary dividend, $0.8 billion to retire debt at maturity, partly offset by proceeds from noncore asset sales of $1.3 billion.
At June 30, 2025, we had total liquidity of $10.8 billion, comprised of cash and cash equivalents of $4.9 billion, short-term investments of $0.4 billion and available borrowing capacity under our credit facility of $5.5 billion. In addition, we have $1.1 billion of long-term investments in debt securities. We believe current cash balances and cash generated by operating activities, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, acquisitions, dividend payments and debt obligations.
Significant Changes in Capital
Operating Activities
Cash provided by operating activities was $9.6 billion for the first six months of 2025, compared with $9.9 billion for the corresponding period of 2024. The decrease in cash is primarily due to changes in operational working capital, driven by tax payment timing partly offset by lower accounts receivable from lower commodity prices.
Our short-term and long-term operating cash flows are highly dependent on the prices for crude oil, bitumen, natural gas, LNG and NGLs. Prices and margins in our industry have historically been volatile, driven by market conditions beyond our control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows.
The level of absolute production volumes, as well as the product and location mix, is another significant factor impacting our cash flows. Future production is subject to numerous uncertainties, including, among others, the volatile crude oil and natural gas price environment, which may impact investment decisions; the effects of price changes on production sharing and variable-royalty contracts; acquisition and disposition of fields; field production decline rates; new technologies; operating efficiencies; timing of startups and major turnarounds; political instability; government regulations; impacts of a global pandemic; weather-related disruptions; and the addition of proved reserves through exploratory success and their timely and cost-effective development. While we actively monitor and manage these factors, changes in production levels can cause variability in cash flows, although we generally experience less variability in our cash flows due to changes in production levels than due to changes in commodity prices.
To maintain or grow our production volumes, we must continue adding to our proved reserve base. See the “Capital Expenditures and Investments” section.

ConocoPhillips 2025 Q2 10-Q	48

Capital Resources and Liquidity	Table of Contents
Investing Activities
For the first six months of 2025, we invested $6.7 billion in capital expenditures and investments. Our 2025 operating plan capital expenditures are currently expected to be $12.3 billion to $12.6 billion. Our 2024 capital expenditures and investments were $12.1 billion. See the “Capital Expenditures and Investments” section.

In the first six months of 2025, net cash used in investing activities was impacted by an increase in working capital changes associated with investing activities of $551 million, due to timing of invoice payments.

Proceeds from asset sales were $1.3 billion in the first six months of 2025 primarily from the sale of assets in our Lower 48 segment. In the second quarter of 2025, we closed our disposition of the Ursa and Europa fields, and Ursa Oil Pipeline Company for $0.7 billion. See Note 3.

In July 2025, we signed an agreement to divest Lower 48 assets in the Anadarko Basin for approximately $1.3 billion, subject to customary closing adjustments. This transaction is expected to close at the beginning of the fourth quarter of 2025. See Note 3.

We invest in short-term and long-term investments as part of our cash investment strategy, the primary objective of which is to protect principal, maintain liquidity, and provide yield and total returns. These investments include time deposits, commercial paper, as well as debt securities classified as available for sale. Short-term funds needed to support our operating plan and provide resiliency to react to short-term price volatility are invested in highly liquid instruments with maturities of less than one year. Funds we consider available to maintain resiliency in longer-term price downturns and to capture opportunities outside a given operating plan may be invested in instruments with maturities of greater than one year. See Note 10.
Investing activities in the first six months of 2025 included net purchases of $8 million of investments. We had net sales of $333 million of short-term investments and net purchases of $341 million of long-term investments. See Note 13.
Financing Activities
In February 2025, we refinanced our revolving credit facility maintaining a total aggregate principal amount of $5.5 billion and extended the expiration to February 2030. The credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million or as support for our commercial paper program. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at June 30, 2025.

Our debt balance at June 30, 2025, was $23.5 billion compared with $24.3 billion at December 31, 2024. The current portion of debt, including future payments for finance leases, is $0.4 billion at June 30, 2025. In May 2025, the company retired $0.2 billion principal amount of our 3.35% Notes at maturity. In the first quarter of 2025, the company retired $0.5 billion principal amount of debt at maturity, consisting of $0.4 billion of our 2.4% Notes and $0.1 billion of our 8.2% Debentures. Debt payments are expected to be made using current cash balances and cash provided by operating activities.
The current long-term debt credit ratings are:

•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: "A2" with a "stable" outlook

See Note 5 for additional information on debt and the revolving credit facility.
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At June 30, 2025, and December 31, 2024, we had direct bank letters of credit of $237 million and $278 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.
Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we have the ability to issue and sell an indeterminate number of various types of debt and equity securities.

49	ConocoPhillips 2025 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
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

In the first six months of 2025, we paid ordinary dividends of $1.56 per share and in the first six months of 2024, we paid ordinary dividends of $1.16 per share and VROC payments of $0.40 per share.

In August 2025, we declared an ordinary dividend of $0.78 per share, payable September 2, 2025, to shareholders of record at the close of business on August 18, 2025.

In late 2016, we initiated our current share repurchase program. In October 2024, our Board of Directors approved an increase from our prior authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate purchases. Share repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. As of June 30, 2025, share repurchases since the inception of our current program totaled 461.3 million shares and $37.0 billion. In the six months ended June 30, 2025, we repurchased 28.7 million shares for a cost of $2.7 billion.

See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2024 Annual Report on Form 10-K.
Capital Expenditures and Investments

	Millions of Dollars
	Six Months Ended June 30
	2025	2024
Alaska	$2,032	1,411
Lower 48	3,518	3,265
Canada	309	283
Europe, Middle East and North Africa	630	446
Asia Pacific	118	135
Corporate and Other	57	345
Capital expenditures and investments	$6,664	5,885
During the first six months of 2025, capital expenditures and investments supported key operating activities and acquisitions, primarily:
•Appraisal and development activities in Alaska related to the Western North Slope, inclusive of Willow, and development activities in the Greater Kuparuk Area.
•Development activities in the Lower 48, primarily in the Delaware Basin, Eagle Ford, Midland Basin and Bakken.
•Appraisal and development activities in the Montney as well as development and optimization of Surmont in Canada.
•Development and appraisal activities across assets in Norway and development activities in Libya.
•Continued development activities in China.
•Investments in our global LNG operations.
Our 2025 operating plan capital expenditure guidance is currently expected to be $12.3 billion to $12.6 billion. Our operating plan capital was $12.1 billion in 2024.

ConocoPhillips 2025 Q2 10-Q	50

Capital Resources and Liquidity	Table of Contents
Guarantor Summarized Financial Information
We have various cross guarantees among our Obligor Group: ConocoPhillips, ConocoPhillips Company and Burlington Resources LLC, with respect to publicly held debt securities. ConocoPhillips Company is 100 percent owned by ConocoPhillips. Burlington Resources LLC is 100 percent owned by ConocoPhillips Company. ConocoPhillips and/or ConocoPhillips Company have fully and unconditionally guaranteed the payment obligations of Burlington Resources LLC, with respect to its publicly held debt securities. Similarly, ConocoPhillips has fully and unconditionally guaranteed the payment obligations of ConocoPhillips Company with respect to its publicly held debt securities. In addition, ConocoPhillips Company has fully and unconditionally guaranteed the payment obligations of ConocoPhillips with respect to its publicly held debt securities. All guarantees are joint and several.
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented below:
Summarized Income Statement Data

Millions of Dollars
Six Months Ended June 30, 2025
Revenues and Other Income	$18,970
Income (loss) before income taxes*	4,449
Net Income (Loss)	4,820
*Includes approximately $4.7 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

	Millions of Dollars
	June 30 2025	December 31 2024
Current Assets	$5,396	6,077
Amounts due from Non-Obligated Subsidiaries, current	492	319
Noncurrent Assets	128,456	120,845
Amounts due from Non-Obligated Subsidiaries, noncurrent	12,348	11,719
Current Liabilities	4,264	4,504
Amounts due to Non-Obligated Subsidiaries, current	980	935
Noncurrent Liabilities	70,482	64,088
Amounts due to Non-Obligated Subsidiaries, noncurrent	48,191	41,826
Contingencies
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. See Note 9.

For more discussion of the below topics, please see the "Contingencies" section in Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report on Form 10-K.

51	ConocoPhillips 2025 Q2 10-Q

Capital Resources and Liquidity	Table of Contents
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
Environmental
We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. We occasionally receive requests for information or notices of potential liability from the U.S. EPA and state environmental agencies alleging that we are a potentially responsible party under the CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of June 30, 2025, there were 16 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws. For remediation activities in the U.S. and Canada, our consolidated balance sheet included total accrued environmental costs of $206 million at each of June 30, 2025 and December 31, 2024. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
Company Response to Climate-Related Risks
The objective of our Climate Risk Strategy is to manage climate-related risk, optimize opportunities and equip the company to respond to changes in key uncertainties, including government policies around the world, emissions reduction technologies, alternative energy technologies and changes in consumer trends. The strategy guides our choices around portfolio composition, emissions reductions, targets, incentives, emissions-related technology development, and our climate-related policy and finance sector engagement.

Our Climate Risk Strategy is intended to enable us to responsibly meet the global demand for energy, deliver competitive returns on and of capital and work to meet our previously established operational emissions-reduction targets. First, meeting global energy demand requires a focus on delivering production that will best compete in any energy demand scenario. This production will be delivered from resources with a competitive cost of supply and low GHG intensity, as well as portfolio diversity by market and asset type. Next, our focus is on delivering superior returns through the cycles based on our foundational principles of balance sheet strength, peer-leading distributions and disciplined investments. Finally, to drive accountability for the emissions that are within our ownership, we are progressing toward our Scope 1 and Scope 2 emissions intensity targets.

ConocoPhillips 2025 Q2 10-Q	52

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
We based our forward-looking statements on our current expectations, estimates and projections about ourselves and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect or inaccurate, and involve risks and uncertainties we cannot predict. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors and uncertainties, including, but not limited to, the following:
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

53	ConocoPhillips 2025 Q2 10-Q

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

ConocoPhillips 2025 Q2 10-Q	54

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the six months ended June 30, 2025, does not differ materially from that discussed under Item 7A in our 2024 Annual Report on Form 10-K.

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At June 30, 2025, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively at June 30, 2025.
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

PART II. Other Information
Item 1.    Legal Proceedings

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the quarter ended June 30, 2025. See Note 9 for information regarding other legal and administrative proceedings.
Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A of our 2024 Annual Report on Form 10-K.

55	ConocoPhillips 2025 Q2 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2025	5,478,967	$89.76	5,478,967	$28,736
May 1 - 31, 2025	4,466,523	89.15	4,466,523	28,338
June 1 - 30, 2025	3,663,162	90.63	3,663,162	28,006
	13,608,652		13,608,652
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase program. As of June 30, 2025, we had repurchased $37.0 billion of shares since 2016. In October 2024, our Board of Directors approved an increase from our previous authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate repurchases. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2024 Annual Report on Form 10-K.

Item 5.    Other Information

Insider Trading Arrangements
During the three-month period ended June 30, 2025, no officer or director of the company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ConocoPhillips 2025 Q2 10-Q	56

Item 6.     Exhibits

10.1*	Form of 2025 Cash Retention Award Terms and Conditions, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.

10.2*	Form of 2025 Retention Award Terms and Conditions, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.

22*	Subsidiary Guarantors of Guaranteed Securities.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
**Furnished herewith.

57	ConocoPhillips 2025 Q2 10-Q

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Kontessa S. Haynes-Welsh
Kontessa S. Haynes-Welsh
Vice President and Controller

August 7, 2025

ConocoPhillips 2025 Q2 10-Q	58