Form 10-Q
period 2025-09-30
CONOCOPHILLIPS
filed 2025-11-06
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,235,718,250 shares of common stock, $.01 par value, outstanding at September 30, 2025.

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations

The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP NOK	British pound Norwegian kroner	DD&A	depreciation, depletion and amortization
		EPS	earnings per share
Units of Measurement		FASB	Financial Accounting Standards Board
BBL	barrel
BCF	billion cubic feet	FIFO	first-in, first-out
BOE	barrel of oil equivalent	G&A	general and administrative
MBD	thousand barrels per day	GAAP	generally accepted accounting principles
MCF	thousand cubic feet
MM	million	LIFO	last-in, first-out
MMBOE	million barrels of oil equivalent	NPNS	normal purchase normal sale
MBOED	thousand barrels of oil equivalent per	PP&E	properties, plants and equipment
	day	VIE	variable interest entity
MMBOED	million barrels of oil equivalent per day
MMBTU	million British thermal units
MMCFD	million cubic feet per day	Miscellaneous
MTPA	million tonnes per annum	CERCLA	Federal Comprehensive
Environmental Response
Industry			Compensation and Liability Act
BLM	Bureau of Land Management	EPA	Environmental Protection Agency
CBM	coalbed methane	ESG	environmental, social and governance
CCS	carbon capture and storage	EU	European Union
E&P	exploration and production	FERC	Federal Energy Regulatory Commission
FEED	front-end engineering and design
FID	final investment decision	GHG	greenhouse gas
FPS	floating production system	HSE	health, safety and environment
FPSO	floating production, storage and	ICC	International Chamber of Commerce
	offloading	ICSID	World Bank’s International
G&G	geological and geophysical		Centre for Settlement of
JOA	joint operating agreement		Investment Disputes
LNG	liquefied natural gas	IRS	Internal Revenue Service
NGLs	natural gas liquids	OTC	over-the-counter
OPEC	Organization of Petroleum	NYSE	New York Stock Exchange
	Exporting Countries	SEC	U.S. Securities and Exchange
PSC	production sharing contract		Commission
PUDs	proved undeveloped reserves	TSR	total shareholder return
SAGD	steam-assisted gravity drainage	U.K.	United Kingdom
WCS	Western Canadian Select	U.S.	United States of America
WTI	West Texas Intermediate	VROC	variable return of cash

1	ConocoPhillips 2025 Q3 10-Q

Financial Statements	Table of Contents
PART I. Financial Information
Item 1.    Financial Statements

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Revenues and other income
Sales and other operating revenues	$15,031	13,041	45,552	40,509
Equity in earnings of affiliates	345	441	1,052	1,265
Gain (loss) on dispositions	3	(2)	399	86
Other income	143	124	360	356
Total revenues and other income	15,522	13,604	47,363	42,216
Costs and expenses
Purchased commodities	5,857	4,747	17,130	14,939
Production and operating expenses	2,632	2,261	7,710	6,440
Selling, general and administrative expenses	271	186	712	528
Exploration expenses	71	70	269	284
Depreciation, depletion and amortization	2,917	2,390	8,501	6,935
Impairments	10	—	12	34
Taxes other than income taxes	525	476	1,648	1,567
Accretion on discounted liabilities	94	80	283	240
Interest and debt expense	223	189	660	592
Foreign currency transaction (gain) loss	(6)	(28)	21	(37)
Other expenses	—	(2)	6	(8)
Total costs and expenses	12,594	10,369	36,952	31,514
Income (loss) before income taxes	2,928	3,235	10,411	10,702
Income tax provision (benefit)	1,202	1,176	3,865	3,763
Net income (loss)	$1,726	2,059	6,546	6,939

Net income (loss) per share of common stock (dollars)
Basic	$1.38	1.77	5.18	5.92
Diluted	1.38	1.76	5.18	5.91
Weighted-average common shares outstanding (in thousands)
Basic	1,245,253	1,161,318	1,258,602	1,169,350
Diluted	1,246,854	1,163,227	1,260,059	1,171,424
See Notes to Consolidated Financial Statements.

ConocoPhillips 2025 Q3 10-Q	2

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Net income (loss)	$1,726	2,059	6,546	6,939
Other comprehensive income (loss), net of tax:
Defined benefit plans	7	5	20	14
Unrealized holding gain (loss) on securities	1	14	5	10
Foreign currency translation adjustments	(180)	147	374	(156)
Unrealized gain (loss) on hedging activities	—	(50)	—	(40)
Other comprehensive income (loss), net of tax	(172)	116	399	(172)
Comprehensive income (loss)	$1,554	2,175	6,945	6,767
See Notes to Consolidated Financial Statements.

3	ConocoPhillips 2025 Q3 10-Q

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	September 30 2025	December 31 2024
Assets
Cash and cash equivalents	$5,260	5,607
Short-term investments	996	507
Accounts and notes receivable (net of allowance of $3 and $7, respectively)	5,744	6,695
Inventories	1,721	1,809
Prepaid expenses and other current assets	2,163	1,029
Total current assets	15,884	15,647
Investments and long-term receivables	10,074	9,869
Net properties, plants and equipment (net of accumulated DD&A of $87,510 and $81,072, respectively)	93,498	94,356
Other assets	3,016	2,908
Total assets	$122,472	122,780

Liabilities
Accounts payable	$6,245	6,044
Short-term debt	1,016	1,035
Accrued income and other taxes	1,939	2,460
Employee benefit obligations	1,020	1,087
Other accruals	1,789	1,498
Total current liabilities	12,009	12,124
Long-term debt	22,466	23,289
Asset retirement obligations and accrued environmental costs	8,264	8,089
Deferred income taxes	12,109	11,426
Employee benefit obligations	950	1,022
Other liabilities and deferred credits	1,751	2,034
Total liabilities	57,549	57,984

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value)
Issued (2025—2,252,743,882 shares; 2024—2,250,672,734 shares)
Par value	23	23
Capital in excess of par	77,701	77,529
Treasury stock (at cost: 2025—1,017,025,632 shares; 2024—974,806,010 shares)	(75,186)	(71,152)
Accumulated other comprehensive income (loss)	(6,074)	(6,473)
Retained earnings	68,459	64,869
Total equity	64,923	64,796
Total liabilities and equity	$122,472	122,780
See Notes to Consolidated Financial Statements.

ConocoPhillips 2025 Q3 10-Q	4

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Nine Months Ended September 30
	2025	2024
Cash flows from operating activities
Net income (loss)	$6,546	6,939
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	8,501	6,935
Impairments	12	34
Dry hole costs and leasehold impairments	105	48
Accretion on discounted liabilities	283	240
Deferred taxes	432	249
Distributions more (less) than income from equity affiliates	277	545
(Gain) loss on dispositions	(399)	(86)
Other	(203)	(18)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	921	656
Decrease (increase) in inventories	49	(100)
Decrease (increase) in prepaid expenses and other current assets	(117)	(53)
Increase (decrease) in accounts payable	(211)	(117)
Increase (decrease) in taxes and other accruals	(718)	395
Net cash provided by operating activities	15,478	15,667
Cash flows from investing activities
Capital expenditures and investments	(9,530)	(8,801)
Working capital changes associated with investing activities	488	195
Acquisition of businesses, net of cash acquired	—	49
Proceeds from asset dispositions	1,632	217
Net sales (purchases) of investments	(556)	(599)
Other	(20)	(11)
Net cash used in investing activities	(7,986)	(8,950)
Cash flows from financing activities
Repayment of debt	(851)	(607)
Issuance of company common stock	(65)	(66)
Repurchase of company common stock	(3,996)	(3,513)
Dividends paid	(2,957)	(2,749)
Other	(75)	(131)
Net cash used in financing activities	(7,944)	(7,066)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	146	(28)
Net change in cash, cash equivalents and restricted cash	(306)	(377)
Cash, cash equivalents and restricted cash at beginning of period	5,905	5,899
Cash, cash equivalents and restricted cash at end of period	$5,599	5,522
Restricted cash of $339 million and $298 million is included in the "Other assets" line of our Consolidated Balance Sheet at September 30, 2025, and December 31, 2024, respectively.
See Notes to Consolidated Financial Statements.

5	ConocoPhillips 2025 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
Note 2—Inventories

	Millions of Dollars
	September 30 2025	December 31 2024
Crude oil and natural gas	$852	907
Materials and supplies	869	902
Total inventories	$1,721	1,809

Inventories valued on the LIFO basis	$509	578
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

Total fair value	Millions of Dollars
Value of ConocoPhillips common stock issued*	$15,972
Cash transferred at close**	451
Value attributable to Marathon Oil share-based awards	67
Other liabilities incurred***	17
Total fair value	$16,507
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

The transaction was accounted for as a business combination under FASB Topic ASC 805 using the acquisition method, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. Fair value measurements were made for acquired assets and liabilities. Adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date, as we identify new information about facts and circumstances that existed as of the acquisition date to consider. At September 30, 2025, remaining items to finalize include allocation of fair value to unproved properties. The impact of finalizing the fair value allocation is not expected to have a material impact to our consolidated financial statements.

ConocoPhillips 2025 Q3 10-Q	6

Notes to Consolidated Financial Statements	Table of Contents
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

Assets acquired	Millions of Dollars
Cash and cash equivalents	$385
Accounts receivable, net	976
Inventories	302
Investments and long-term receivables	562
Net properties, plants and equipment	24,232
Other assets	215
Total assets acquired	$26,672

Liabilities assumed
Accounts payable	$1,183
Accrued income and other taxes	201
Employee benefit obligations	187
Long-term debt	4,719
Asset retirement obligations	781
Deferred income taxes	2,488
Other liabilities	606
Total liabilities assumed	$10,165
Net assets acquired	$16,507

With the completion of the transaction, we acquired proved properties of approximately $13 billion, with $12 billion in Lower 48 and $1 billion in Equatorial Guinea, and unproved properties of approximately $11 billion in Lower 48.

We have recognized approximately $587 million pre-tax of transaction-related costs to date, inclusive of $2 million and $42 million in the three- and nine-month periods of 2025, respectively. These non-recurring costs related primarily to employee severance and related benefits, fees paid to advisors and the settlement of share-based awards for certain Marathon Oil employees based on the terms of the Merger Agreement.

7	ConocoPhillips 2025 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Supplemental Pro Forma (unaudited)
The following table summarizes the unaudited supplemental pro forma financial information for the three- and nine-month periods ended September 30, 2024, as if we had completed the acquisition on January 1, 2023.

	Millions of Dollars
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As reported	Pro forma Marathon Oil	Pro forma combined	As reported	Pro forma Marathon Oil	Pro forma combined
Supplemental pro forma (unaudited)
Total revenues and other Income	$13,604	1,791	15,395	$42,216	5,049	47,265
Net income (loss)	2,059	401	2,460	6,939	1,195	8,134

Earnings per share:
Basic net income (loss)	$1.77		1.88	$5.92		6.18
Diluted net income (loss)	1.76		1.88	5.91		6.17

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

Assets Held for Sale
In July 2025, we entered into an agreement to divest Lower 48 assets in the Anadarko basin for $1.3 billion, subject to customary closing adjustments. As of September 30, 2025, these assets had a net carrying value of approximately $1.2 billion, comprised primarily of PP&E. These assets met held for sale criteria in the third quarter of 2025, and as of September 30, 2025, were reclassified to "Prepaid expenses and other current assets". This transaction closed on October 1, 2025.

Planned Dispositions
In the fourth quarter of 2025, we closed or expect to close dispositions of certain noncore Lower 48 assets for approximately $0.5 billion, subject to customary closing adjustments.

ConocoPhillips 2025 Q3 10-Q	8

Notes to Consolidated Financial Statements	Table of Contents
Note 4—Investments and Long-Term Receivables
Australia Pacific LNG Pty Ltd. (APLNG)
In Australia, we hold a 47.5 percent shareholding interest in APLNG. At September 30, 2025, the outstanding balance of APLNG's debt was $3.4 billion under various previously entered facilities. The last principal and interest payment on these facilities is due in September 2030. See Note 8.
At September 30, 2025, the carrying value of our equity method investment in APLNG was approximately $4.8 billion.
Port Arthur LNG (PALNG)
We hold a 30 percent direct equity investment in PALNG, a joint venture for the development of a large-scale LNG facility. At September 30, 2025, the carrying value of our equity method investment in PALNG was approximately $1.6 billion.
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

At September 30, 2025, the carrying value of our equity method investments in Qatar was approximately $1.6 billion.
Note 5—Debt
Our debt balance at September 30, 2025 was $23.5 billion, compared with $24.3 billion at December 31, 2024.
In the second quarter of 2025, the company retired $0.2 billion principal amount of our 3.35% Notes at maturity. In the first quarter of 2025, the company retired a total of $0.5 billion principal amount of debt at maturity, consisting of $0.4 billion of our 2.4% Notes and $0.1 billion of our 8.2% Debentures.
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
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at September 30, 2025, and at December 31, 2024.
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
At September 30, 2025, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis; therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

9	ConocoPhillips 2025 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 6—Suspended Wells and Exploration Expenses
The capitalized cost of suspended wells at September 30, 2025 was $209 million, an increase of $13 million from December 31, 2024.

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

ConocoPhillips 2025 Q3 10-Q	10

Notes to Consolidated Financial Statements	Table of Contents
Note 7—Changes in Equity

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended September 30, 2025
Balances at June 30, 2025	$23	77,643	(73,899)	(5,902)	67,707	65,572
Net income (loss)					1,726	1,726
Other comprehensive income (loss)				(172)		(172)
Dividends declared
Ordinary ($0.78 per common share)					(975)	(975)
Repurchase of company common stock			(1,274)			(1,274)
Excise tax on share repurchases			(13)			(13)
Distributed under benefit plans		58				58
Other					1	1
Balances at September 30, 2025	$23	77,701	(75,186)	(6,074)	68,459	64,923

For the nine months ended September 30, 2025
Balances at December 31, 2024	$23	77,529	(71,152)	(6,473)	64,869	64,796
Net income (loss)					6,546	6,546
Other comprehensive income (loss)				399		399
Dividends declared
Ordinary ($2.34 per common share)					(2,957)	(2,957)
Repurchase of company common stock			(3,996)			(3,996)
Excise tax on share repurchases			(38)			(38)
Distributed under benefit plans		172				172
Other					1	1
Balances at September 30, 2025	$23	77,701	(75,186)	(6,074)	68,459	64,923

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended September 30, 2024
Balances at June 30, 2024	$21	61,381	(68,005)	(5,961)	62,309	49,745
Net income (loss)					2,059	2,059
Other comprehensive income (loss)				116		116
Dividends declared
Ordinary ($0.58 per common share)					(677)	(677)
Variable return of cash ($0.20 per common share)					(233)	(233)
Repurchase of company common stock			(1,168)			(1,168)
Excise tax on share repurchases			(11)			(11)
Distributed under benefit plans		49				49
Other					1	1
Balances at September 30, 2024	$21	61,430	(69,184)	(5,845)	63,459	49,881

For the nine months ended September 30, 2024
Balances at December 31, 2023	$21	61,303	(65,640)	(5,673)	59,268	49,279
Net income (loss)					6,939	6,939
Other comprehensive income (loss)				(172)		(172)
Dividends declared
Ordinary ($1.74 per common share)					(2,045)	(2,045)
Variable return of cash ($0.60 per common share)					(704)	(704)
Repurchase of company common stock			(3,513)			(3,513)
Excise tax on share repurchases			(31)			(31)
Distributed under benefit plans		127				127
Other					1	1
Balances at September 30, 2024	$21	61,430	(69,184)	(5,845)	63,459	49,881

11	ConocoPhillips 2025 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 8—Guarantees
At September 30, 2025, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At September 30, 2025, we had multiple outstanding guarantees in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing September 2025 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee to be five years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At September 30, 2025, the carrying value of this guarantee was approximately $14 million.

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
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 11 to 20 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $580 million and would become payable if APLNG does not perform. At September 30, 2025, the carrying value of these guarantees was approximately $39 million.

QatarEnergy LNG Guarantees
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in NFE4 and NFS3. These guarantees have an approximate 30-year term with no maximum limit. At September 30, 2025, the carrying value of these guarantees was approximately $14 million.

Equatorial Guinea Guarantees
We have guaranteed payment obligations as a shareholder in both Equatorial Guinea LNG Operations, S.A., a fully owned subsidiary of Equatorial Guinea LNG Holdings Limited, and Alba Plant LLC with regard to certain agreements to process third-party gas. These guarantees have approximately three years remaining, and the maximum potential future payments related to these guarantees is approximately $116 million. At September 30, 2025, the carrying value of these guarantees was approximately $4 million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $560 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of one to five years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities or as a result of nonperformance of contractual terms by guaranteed parties. At September 30, 2025, there was no liability recognized for these guarantees.

ConocoPhillips 2025 Q3 10-Q	12

Notes to Consolidated Financial Statements	Table of Contents
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnification obligations at September 30, 2025, was approximately $40 million. Those related to environmental issues have terms that are generally indefinite, and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 9 for additional information about environmental liabilities.
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

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.
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

13	ConocoPhillips 2025 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
For remediation activities in the U.S. and Canada, our consolidated balance sheet included total accrued environmental costs of $210 million at September 30, 2025, compared with $206 million at December 31, 2024. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.
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
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at September 30, 2025, we had performance obligations secured by letters of credit of $243 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
In 2007, the government of Venezuela expropriated ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures, as well as the offshore Corocoro development project. In response, ConocoPhillips initiated international arbitration proceedings before the ICSID. In March 2019, an ICSID tribunal unanimously ordered the government of Venezuela to pay ConocoPhillips approximately $8.7 billion (later reduced to $8.5 billion) plus interest for the unlawful expropriation of the projects. On January 22, 2025, an ICSID annulment committee dismissed Venezuela’s application to annul the tribunal’s decision and upheld the $8.5 billion award plus interest in full. Separate arbitrations before the ICC resulted in additional awards against Petróleos de Venezuela, S.A. (PDVSA) and three of its affiliates, including an award for approximately $2 billion plus interest, for the Petrozuata and Hamaca projects, and a $33 million award, for the Corocoro project, plus interest. Cumulatively, as of September 30, 2025, the company has received approximately $793 million in connection with the first ICC award. Collection actions for all three awards are ongoing.

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

ConocoPhillips 2025 Q3 10-Q	14

Notes to Consolidated Financial Statements	Table of Contents
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

Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of financing arrangements. The agreements are primarily related to LNG purchase commitments. The fixed and determinable portion of the remaining estimated payments under these various agreements as of September 30, 2025 is: 2025—$2 million; 2026—$6 million; 2027—$6 million; 2028—$397 million; 2029—$558 million; and 2030 and after—$21 billion. Generally, variable components of these obligations include commodity futures prices and inflation rates. Purchases of LNG under these commitments are expected to be offset in the same or approximately same periods by cash received from the related sales transactions.

15	ConocoPhillips 2025 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The following table presents the gross fair values of our commodity derivatives, excluding collateral, on our consolidated balance sheet:

	Millions of Dollars
	September 30 2025	December 31 2024
Assets
Prepaid expenses and other current assets	$439	394
Other assets	124	94
Liabilities
Other accruals	391	397
Other liabilities and deferred credits	98	83
The gains (losses) from commodity derivatives included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Sales and other operating revenues	$62	49	146	135
Other income	(3)	(2)	(6)	(2)
Purchased commodities	(6)	(46)	(52)	(125)
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long (Short)
	September 30 2025	December 31 2024
Commodity
Natural gas and power (BCF equivalent)
Fixed price	(24)	(17)
Basis	(22)	—

ConocoPhillips 2025 Q3 10-Q	16

Notes to Consolidated Financial Statements	Table of Contents
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

For the three- and nine-month periods ended September 30, 2025, we recognized a loss of $6 million and a gain of $27 million, respectively, in “Equity in earnings of affiliates" related to the swaps. For the three- and nine-month periods ended September 30, 2024, we recognized an unrealized loss of $63 million and $50 million, respectively, in other comprehensive income (loss) related to these swaps.

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
The following investments are carried on our consolidated balance sheet at cost plus accrued interest, and the table reflects remaining maturities at September 30, 2025, and December 31, 2024:

	Millions of Dollars
	Carrying Amount
	Cash and cash equivalents		Short-term investments
	September 30 2025	December 31 2024	September 30 2025	December 31 2024
Cash	$560	770
Demand deposits	2,472	3,211
Time deposits
1 to 90 days	1,899	1,364	529	1
91 to 180 days			6	5
Within one year			21	6
U.S. government obligations
1 to 90 days	316	260	—	—
	$5,247	5,605	556	12

17	ConocoPhillips 2025 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at September 30, 2025, and December 31, 2024:

	Millions of Dollars
	Carrying Amount
	Cash and cash equivalents		Short-term investments		Investments and long-term receivables
	September 30 2025	December 31 2024	September 30 2025	December 31 2024	September 30 2025	December 31 2024
Major Security Type
Corporate bonds	$—	—	300	338	643	612
Commercial paper	13	2	81	77
U.S. government obligations	—	—	39	43	225	218
U.S. government agency obligations			—	—	1	7
Foreign government obligations			4	4	11	12
Asset-backed securities			16	33	254	205
	$13	2	440	495	1,134	1,054
Cash and cash equivalents and short-term investments have remaining maturities within one year. Investments and long-term receivables have remaining maturities that vary from greater than one year through 13 years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	September 30 2025	December 31 2024	September 30 2025	December 31 2024
Major Security Type
Corporate bonds	$936	947	943	950
Commercial paper	94	79	94	79
U.S. government obligations	263	262	264	261
U.S. government agency obligations	1	7	1	7
Foreign government obligations	15	16	15	16
Asset-backed securities	269	237	270	238
	$1,578	1,548	1,587	1,551
No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.

For the three- and nine-month periods ended September 30, 2025, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $271 million and $782 million, respectively. For the three- and nine-month periods ended September 30, 2024, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $142 million and $597 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.

ConocoPhillips 2025 Q3 10-Q	18

Notes to Consolidated Financial Statements	Table of Contents
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
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at September 30, 2025, and December 31, 2024, was $59 million and $70 million, respectively. For these instruments, no collateral was posted at September 30, 2025, and December 31, 2024. If our credit rating had been downgraded below investment grade at September 30, 2025, we would have been required to post $25 million of additional collateral, either with cash or letters of credit.

19	ConocoPhillips 2025 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 11—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during the nine-month period ended September 30, 2025, nor during the year ended December 31, 2024.
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

ConocoPhillips 2025 Q3 10-Q	20

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in debt securities	$264	1,323	—	1,587	261	1,290	—	1,551
Commodity derivatives	313	204	46	563	201	252	35	488
Total assets	$577	1,527	46	2,150	462	1,542	35	2,039

Liabilities
Commodity derivatives	$310	131	48	489	275	160	45	480
Contingent consideration	—	—	59	59	—	—	145	145
Total liabilities	$310	131	107	548	275	160	190	625
The range and arithmetic average of the significant unobservable input used in the Level 3 fair value measurement was as follows:

	Fair Value (Millions of Dollars)	Valuation Technique	Unobservable Input	Range (Arithmetic Average)
Contingent consideration - Surmont as of:
September 30, 2025	$59	Discounted cash flow	Commodity price outlook* ($/BOE)	$47.53 - $55.65 ($51.25)
December 31, 2024	145			$48.63 - $57.53 ($53.38)
*Commodity price outlook based on a combination of external pricing service companies' outlooks and internal outlook.

The fair value of the contingent consideration on the acquisition date was $320 million. We have made payments of $77 million during the nine-month period ended September 30, 2025, and $234 million in total since the acquisition under this arrangement, included in the "Other" line within the financing activities section of our consolidated statement of cash flows.

The following table summarizes those commodity derivative balances subject to the right of setoff as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of setoff exists.

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
September 30, 2025
Assets	$563	1	562	378	184	—	184
Liabilities	489	1	488	378	110	2	108

December 31, 2024
Assets	$488	—	488	278	210	—	210
Liabilities	480	—	480	278	202	73	129
At September 30, 2025, and December 31, 2024, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

21	ConocoPhillips 2025 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	September 30 2025	December 31 2024	September 30 2025	December 31 2024
Financial assets
Commodity derivatives	$185	210	185	210
Investments in debt securities	1,587	1,551	1,587	1,551
Financial liabilities
Total debt, excluding finance leases	22,660	23,384	22,878	22,997
Commodity derivatives	109	129	109	129
Note 12—Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheet includes:

	Millions of Dollars
	Defined Benefit Plans	Unrealized Holding Gain/(Loss) on Securities	Foreign Currency Translation	Unrealized Gain/(Loss) on Hedging Activities	Accumulated Other Comprehensive Income/(Loss)
December 31, 2024	$(390)	3	(6,104)	18	(6,473)
Other comprehensive income (loss)	20	5	374	—	399
September 30, 2025	$(370)	8	(5,730)	18	(6,074)

ConocoPhillips 2025 Q3 10-Q	22

Notes to Consolidated Financial Statements	Table of Contents
Note 13—Cash Flow Information

	Millions of Dollars
	Nine Months Ended September 30
	2025	2024
Cash payments
Interest	$694	628
Income taxes	3,896	2,797

Net sales (purchases) of investments
Short-term investments purchased	$(1,230)	(2,562)
Short-term investments sold	1,136	2,357
Long-term investments purchased	(675)	(503)
Long-term investments sold	213	109
	$(556)	(599)
For additional information on cash and non-cash changes to our consolidated balance sheet, see Note 3 regarding assets sold during the period.
Note 14—Related Party Transactions
The following tables summarize the related party balances and activities which are primarily with equity affiliates:

	Millions of Dollars
	September 30 2025	December 31 2024
Balance Sheet
Accounts and notes receivable	$45	74
Accounts payable	73	57

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Income Statement
Operating revenues and other income	$12	23	60	64
Purchased commodities	(2)	—	—	—
Operating expenses and selling, general and administrative expenses	84	51	242	163

23	ConocoPhillips 2025 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 15—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Int'l.	U.S.	Int'l.
Components of net periodic benefit cost
Three Months Ended September 30
Service cost	$15	7	12	9	—	—
Interest cost	24	32	19	28	2	1
Expected return on plan assets	(20)	(46)	(16)	(41)
Amortization of prior service cost (credit)	—	1	—	—	(7)	(10)
Recognized net actuarial loss (gain)	3	12	1	15	—	—
Net periodic benefit cost	$22	6	16	11	(5)	(9)

Nine Months Ended September 30
Service cost	$44	23	37	28	1	1
Interest cost	70	94	57	85	6	4
Expected return on plan assets	(58)	(135)	(49)	(122)
Amortization of prior service cost (credit)	—	2	—	—	(19)	(29)
Recognized net actuarial loss (gain)	8	35	5	43	—	—
Settlements	—	1	—	—
Net periodic benefit cost	$64	20	50	34	(12)	(24)
The components of net periodic benefit cost, other than the service cost component, are included in the "Other expenses" line of our consolidated income statement.
Severance Accrual
During 2025, we announced certain cost reduction initiatives. As part of these initiatives, we are anticipating a reduction in our employee workforce. Severance expense of $238 million was recorded in the third quarter of 2025 reflecting the probable and reasonably estimable portion of the related liability.

The following table summarizes our severance accrual activity for the nine-month period ended September 30, 2025:

Millions of Dollars
Balance at December 31, 2024	$331
Accruals	244
Benefit payments	(239)
Foreign currency translation adjustment	2
Balance at September 30, 2025	$338
Of the balance at September 30, 2025, $329 million is classified as short-term.

ConocoPhillips 2025 Q3 10-Q	24

Notes to Consolidated Financial Statements	Table of Contents
Note 16—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Revenue from contracts with customers	$13,337	11,703	40,437	36,670
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	1,758	1,403	5,173	3,971
Financial derivative contracts	(64)	(65)	(58)	(132)
Consolidated sales and other operating revenues	$15,031	13,041	45,552	40,509
Revenues from contracts outside the scope of ASC Topic 606, “Revenue from Contracts with Customers,” relate primarily to physical gas contracts at market prices, which qualify as derivatives accounted for under ASC Topic 815, “Derivatives and Hedging,” and for which we have not elected NPNS. There is no significant difference in contractual terms or the policy for recognition of revenue from these contracts and those within the scope of ASC Topic 606. The following disaggregation of revenues is provided in conjunction with Note 18—Segment Disclosures and Related Information:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Revenue from Contracts Outside the Scope of ASC Topic 606 by Segment
Lower 48	$1,516	1,007	4,170	3,009
Canada	118	68	492	376
Europe, Middle East and North Africa	124	328	511	586
Physical contracts meeting the definition of a derivative	$1,758	1,403	5,173	3,971

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Revenue from Contracts Outside the Scope of ASC Topic 606 by Product
Crude oil	$101	220	258	273
Natural gas	1,231	736	3,994	2,650
Other	426	447	921	1,048
Physical contracts meeting the definition of a derivative	$1,758	1,403	5,173	3,971
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

25	ConocoPhillips 2025 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Receivables from Contracts with Customers
At September 30, 2025, the “Accounts and notes receivable” line on our consolidated balance sheet included trade receivables of $4,597 million compared with $5,398 million at December 31, 2024, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical natural gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with natural gas sold under contracts for which NPNS has not been elected compared with trade receivables where NPNS has been elected.

Note 17—Earnings Per Share
The following table presents the calculation of net income (loss) available to common shareholders and basic and diluted EPS. For the periods presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Basic earnings per share

Net income (loss)	$1,726	2,059	6,546	6,939
Less: Dividends and undistributed earnings
allocated to participating securities	6	7	22	21
Net income (loss) available to common shareholders	$1,720	2,052	6,524	6,918
Weighted-average common shares outstanding (in millions)	1,245	1,161	1,259	1,169
Net income (loss) per share of common stock	$1.38	1.77	5.18	5.92

Diluted earnings per share

Net income (loss) available to common shareholders	$1,720	2,052	6,524	6,918
Weighted-average common shares outstanding (in millions)	1,245	1,161	1,259	1,169
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs (in millions)	2	2	1	2
Weighted-average diluted shares outstanding (in millions)	1,247	1,163	1,260	1,171
Net income (loss) per share of common stock	$1.38	1.76	5.18	5.91
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

Intersegment sales are at prices that approximate market.

ConocoPhillips 2025 Q3 10-Q	26

Notes to Consolidated Financial Statements	Table of Contents
Analysis of Results by Operating Segment

Three Months Ended September 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$1,443	10,541	1,414	1,578	515	—	24	15,515
Intersegment eliminations	—	(3)	(473)	—	—	—	(8)	(484)
Consolidated sales and other operating revenues	1,443	10,538	941	1,578	515	—	16	15,031

Significant segment expenses*
Production and operating expenses	564	1,434	218	213	101	—	102	2,632
DD&A	327	2,079	142	245	113	—	11	2,917
Income tax provision (benefit)	61	345	60	676	89	—	(29)	1,202
Total	952	3,858	420	1,134	303	—	84	6,751

Other segment items
Equity in earnings of affiliates	—	(3)	—	(157)	(194)	—	9	(345)
Interest income	—	—	—	—	(2)	—	(60)	(62)
Interest and debt expense	—	—	—	—	—	—	223	223
Other**	361	5,443	333	274	99	(4)	232	6,738
Total	361	5,440	333	117	(97)	(4)	404	6,554

Net income (loss)	$130	1,240	188	327	309	4	(472)	1,726
*The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on dispositions: L48, OI and Corporate
Other income and Selling, general and administrative expenses: L48, Canada, EMENA, AP, OI and Corporate
Purchased commodities: Alaska, L48, Canada, EMENA and AP
Exploration expenses, Taxes other than income taxes and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Impairments: L48
Foreign currency transaction (gain) loss: Canada, AP and Corporate
Other expenses: Alaska, L48, EMENA and Corporate

Other Segment Disclosures

Three Months Ended September 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Investment in and advances to affiliates	$3	127	—	2,163	4,820	—	1,624	8,737
Total assets	19,736	64,387	9,801	10,405	8,052	—	10,091	122,472
Capital expenditures and investments	753	1,571	152	293	70	—	27	2,866

27	ConocoPhillips 2025 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents

Three Months Ended September 30, 2024	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$1,481	9,080	1,139	1,337	478	—	16	13,531
Intersegment eliminations	—	—	(479)	—	—	—	(11)	(490)
Consolidated sales and other operating revenues	1,481	9,080	660	1,337	478	—	5	13,041

Significant segment expenses*
Production and operating expenses	520	1,180	269	154	110	—	28	2,261
DD&A	309	1,640	147	189	97	—	8	2,390
Income tax provision (benefit)	103	347	10	678	73	—	(35)	1,176
Total	932	3,167	426	1,021	280	—	1	5,827

Other segment items
Equity in earnings of affiliates	1	—	—	(154)	(290)	—	2	(441)
Interest income	—	—	—	—	(2)	—	(105)	(107)
Interest and debt expense	—	—	—	—	—	—	189	189
Other**	281	4,672	209	172	35	(1)	146	5,514
Total	282	4,672	209	18	(257)	(1)	232	5,155

Net income (loss)	$267	1,241	25	298	455	1	(228)	2,059
*The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on dispositions: L48 and OI
Other income: Alaska, L48, Canada, OI and Corporate
Purchased commodities: Alaska, L48, Canada, EMENA and AP
Selling, general and administrative expenses and Exploration Expenses: Alaska, L48, Canada, EMENA, AP, OI and Corporate
Taxes other than income taxes and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: L48, EMENA and Corporate

Other Segment Disclosures

Three Months Ended September 30, 2024	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Investment in and advances to affiliates	$33	121	—	1,335	4,993	7	1,502	7,991
Total assets	17,401	42,346	10,072	8,161	8,323	6	10,390	96,699
Capital expenditures and investments	691	1,653	136	248	100	—	88	2,916

ConocoPhillips 2025 Q3 10-Q	28

Notes to Consolidated Financial Statements	Table of Contents

Nine Months Ended September 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$4,368	32,055	4,280	4,918	1,410	—	56	47,087
Intersegment eliminations	—	(6)	(1,506)	—	—	—	(23)	(1,535)
Consolidated sales and other operating revenues	4,368	32,049	2,774	4,918	1,410	—	33	45,552

Significant segment expenses*
Production and operating expenses	1,616	4,399	635	669	251	—	140	7,710
DD&A	1,043	5,986	416	662	350	—	44	8,501
Income tax provision (benefit)	247	1,175	191	2,191	220	—	(159)	3,865
Total	2,906	11,560	1,242	3,522	821	—	25	20,076

Other segment items
Equity in earnings of affiliates	—	(11)	—	(445)	(585)	—	(11)	(1,052)
Interest income	—	—	—	—	(6)	—	(199)	(205)
Interest and debt expense	—	—	—	—	—	—	660	660
Other**	870	16,071	939	858	230	(7)	566	19,527
Total	870	16,060	939	413	(361)	(7)	1,016	18,930

Net income (loss)	$592	4,429	593	983	950	7	(1,008)	6,546
*The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on dispositions: L48, OI and Corporate
Other income: L48, Canada, EMENA, AP, OI and Corporate
Purchased commodities: Alaska, L48, Canada, EMENA and AP
Selling, general and administrative expenses: Alaska, L48, Canada, EMENA, AP, OI and Corporate
Exploration expenses, Taxes other than income taxes and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Impairments: L48 and EMENA
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: Alaska, L48, EMENA and Corporate

Other Segment Disclosures

Nine Months Ended September 30, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Investment in and advances to affiliates	$3	127	—	2,163	4,820	—	1,624	8,737
Total assets	19,736	64,387	9,801	10,405	8,052	—	10,091	122,472
Capital expenditures and investments	2,785	5,089	461	923	188	—	84	9,530

29	ConocoPhillips 2025 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents

Nine Months Ended September 30, 2024	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$4,934	27,442	4,136	4,090	1,495	—	40	42,137
Intersegment eliminations	—	(1)	(1,599)	—	—	—	(28)	(1,628)
Consolidated sales and other operating revenues	4,934	27,441	2,537	4,090	1,495	—	12	40,509

Significant segment expenses*
Production and operating expenses	1,489	3,420	709	471	281	—	70	6,440
DD&A	954	4,629	471	544	314	—	23	6,935
Income tax provision (benefit)	360	1,099	152	2,121	173	—	(142)	3,763
Total	2,803	9,148	1,332	3,136	768	—	(49)	17,138

Other segment items
Equity in earnings of affiliates	1	—	—	(431)	(840)	—	5	(1,265)
Interest income	—	—	—	—	(6)	—	(301)	(307)
Interest and debt expense	—	—	—	—	—	—	592	592
Other**	1,157	14,412	739	532	162	(3)	413	17,412
Total	1,158	14,412	739	101	(684)	(3)	709	16,432

Net income (Loss)	$973	3,881	466	853	1,411	3	(648)	6,939
*The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on dispositions: L48 and OI
Other income, Selling, general and administrative expenses and Exploration expenses: Alaska, L48, Canada, EMENA, AP, OI and Corporate
Purchased commodities: Alaska, L48, Canada, EMENA and AP
Impairments: Alaska and L48
Taxes other than income taxes and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: Alaska, L48, EMENA and Corporate

Other Segment Disclosures

Nine Months Ended September 30, 2024	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	OI	Corporate	Consolidated Total
Investment in and advances to affiliates	$33	121	—	1,335	4,993	7	1,502	7,991
Total assets	17,401	42,346	10,072	8,161	8,323	6	10,390	96,699
Capital expenditures and investments	2,102	4,918	419	694	235	—	433	8,801

ConocoPhillips 2025 Q3 10-Q	30

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Sales and Other Operating Revenues by Geographic Location*
U.S.	$11,887	10,445	36,136	32,201
Canada	798	660	2,487	2,537
China	228	261	683	749
Equatorial Guinea	21	—	377	—
Libya	434	307	1,350	1,277
Malaysia	201	217	604	746
Norway	460	640	1,494	1,778
Singapore	327	—	508	—
U.K.	673	510	1,909	1,217
Other foreign countries	2	1	4	4
Worldwide consolidated	$15,031	13,041	45,552	40,509

Sales and Other Operating Revenues by Product
Crude oil	$10,010	9,806	30,371	29,480
Natural gas	2,020	1,290	6,782	4,346
Natural gas liquids	886	693	2,879	2,035
Other**	2,115	1,252	5,520	4,648
Consolidated sales and other operating revenues by product	$15,031	13,041	45,552	40,509
*Sales and other operating revenues are attributable to countries based on the location of the selling operation.
**Includes bitumen, power and LNG.

31	ConocoPhillips 2025 Q3 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 19—Income Taxes
Our effective tax rate for the three-month periods ended September 30, 2025, and September 30, 2024, was 41.0 percent and 36.4 percent, respectively. The change in the effective tax rate for the three-month period ended September 30, 2025, is primarily due to a shift in our mix of income among taxing jurisdictions.

Our effective tax rate for the nine-month periods ended September 30, 2025, and 2024, was 37.1 percent and 35.2 percent, respectively. The change in the effective tax rate for the nine-month period ended September 30, 2025, is primarily due to a shift in our mix of income among taxing jurisdictions partly offset by a change to our valuation allowance in the current year and the recognition of a Malaysia tax benefit occurring in the prior year, both described below.

The relevant provisions of the One Big Beautiful Bill Act (OBBBA), enacted on July 4, 2025, were implemented during the third quarter of 2025. The changes introduced by the legislation did not have a material impact on our effective tax rate for the quarter, and we do not expect a material impact on our effective tax rate for the full year 2025.

During the first quarter of 2025, our valuation allowance decreased $56 million, relating to the expected utilization of previously unrecognized capital loss carryforwards due to our agreement to sell our interests in the Ursa and Europa fields, and the Ursa Oil Pipeline Company LLC to Shell Offshore Inc. and Shell Pipeline Company LP, respectively.

During the first quarter of 2024, we recorded a $76 million tax benefit associated with a deepwater investment tax incentive for Malaysia Blocks J and G.

The company has ongoing income tax audits in a number of jurisdictions. The government agents in charge of these audits regularly request additional time to complete audits, which we generally grant, and conversely, occasionally close audits unpredictably. Within the next twelve months, we may have audit periods close that could significantly impact our total unrecognized tax benefits. The amount of such change is not estimable but could be significant when compared with our total unrecognized tax benefits.

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

ConocoPhillips 2025 Q3 10-Q	32

Management’s Discussion and Analysis	Table of Contents
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
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies based on production and reserves, with operations and activities in 14 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; global LNG developments; oil sands in Canada; and an inventory of global exploration prospects. Headquartered in Houston, Texas, at September 30, 2025, we employed approximately 11,400 people worldwide and had total assets of $122 billion.

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

Throughout 2025, the price of crude oil has been volatile due to multiple macroeconomic and geopolitical forces which slowed global oil demand growth concurrent with higher oil production from OPEC Plus and other major oil producing countries. We continue to closely monitor the macroeconomic environment, including any impacts from tariffs, and the ongoing market volatility in the energy landscape and across global markets for implications to our business, results of operations and financial condition.
As the global energy industry continues to evolve, we remain committed to creating long-term value for our stockholders. We believe ConocoPhillips plays an essential role in responsibly meeting the global demand for energy, while continuing to deliver competitive returns on and of capital and working to meet our previously established emissions-reduction targets. Our value proposition to deliver competitive returns to stockholders through price cycles is guided by our foundational principles which consist of maintaining balance sheet strength, providing peer-leading distributions, making disciplined investments, and demonstrating responsible and reliable ESG performance.

33	ConocoPhillips 2025 Q3 10-Q

Management’s Discussion and Analysis	Table of Contents
In November 2024, we completed our acquisition of Marathon Oil Corporation (Marathon Oil). In the first half of 2025, we completed the asset integration of Marathon Oil and remain on track for more than $1 billion of synergies on a run-rate basis by year-end 2025 and over $1 billion of one-time benefits. These one-time benefits include $0.5 billion recognized previously upon close of the transaction related to the utilization of foreign tax credits, with the remainder consisting of net operating losses expected to be realized in future periods. In August 2025, we announced incremental cost reductions and margin enhancements of more than $1 billion anticipated on a run-rate basis by year-end 2026. We expect approximately $0.8 billion to consist of G&A reductions, lease operating cost improvements and opportunities in transportation and processing and approximately $0.2 billion to be achieved through margin expansion. See Note 3.

In conjunction with our acquisition of Marathon Oil, we communicated a disposition proceeds target of $2 billion across the portfolio. In August 2025, we announced an increase to this target for a total of $5 billion by year-end 2026. ConocoPhillips has executed dispositions of over $3 billion in 2025 and is on track to meet its $5 billion disposition target by year-end 2026. On October 1, 2025, the company closed the disposition of Lower 48 assets in the Anadarko Basin for $1.3 billion. Additionally, in the fourth quarter of 2025, the sale of certain noncore assets closed or expect to close for approximately $0.5 billion, subject to customary closing adjustments. See Note 3.

In August 2025, we entered into a 20-year agreement, expected to begin in 2030, to purchase four MTPA of LNG offtake from Phase 2 of the Port Arthur LNG project, further advancing our global LNG portfolio strategy. Additionally, in August 2025, we entered into a 20-year agreement to purchase one MTPA of LNG offtake from the Rio Grande LNG Train 5 facility, expected to begin in 2031, bringing our total committed commercial LNG offtake portfolio to approximately 10 MTPA.

The relevant provisions of the One Big Beautiful Bill Act (OBBBA), enacted on July 4, 2025, were implemented during the third quarter of 2025. While OBBBA did not have a material effect on our effective tax rate for the quarter, the changes introduced by the legislation impacted our current and deferred tax calculations, with approximately $0.4 billion cash tax benefit recognized in the third quarter of 2025 and the remaining approximately $0.1 billion to be recognized in the fourth quarter of 2025.

In November 2025, we declared an increase to our quarterly ordinary dividend from $0.78 per share to $0.84 per share, representing an eight percent increase.

Production was 2,399 MBOED in the third quarter of 2025, an increase of 482 MBOED from the same period a year ago. After adjusting for impacts from closed acquisitions and dispositions, third-quarter 2025 production increased by 83 MBOED or four percent from the same period a year ago.

Third-quarter 2025 production resulted in $5.9 billion of cash provided by operating activities. We returned over $2.2 billion to shareholders, consisting of $1.3 billion through share repurchases and $1.0 billion through our ordinary dividend. We ended the quarter with cash, cash equivalents, restricted cash and short-term investments totaling $6.6 billion and long-term investments in debt securities of $1.1 billion.

Also in the third quarter of 2025, we re-invested $2.9 billion into the business in the form of capital expenditures and investments, with over half of the expenditures related to flexible, short-cycle unconventional plays in the Lower 48 segment, where our production has access to both domestic and export markets.

ConocoPhillips 2025 Q3 10-Q	34

Management’s Discussion and Analysis	Table of Contents
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
Brent crude oil prices averaged $69.07 per barrel in the third quarter of 2025, a decrease of 14 percent compared with $80.18 per barrel in the third quarter of 2024. WTI at Cushing crude oil prices averaged $64.93 per barrel in the third quarter of 2025, a decrease of 14 percent compared with $75.10 per barrel in the third quarter of 2024. Oil prices were lower in the third quarter of 2025 as global oil supplies increased faster than global oil demand.

U.S. Henry Hub natural gas prices averaged $3.07 per MMBTU in the third quarter of 2025, an increase of 43 percent compared with $2.15 per MMBTU in the third quarter of 2024. U.S. Henry Hub prices improved due to stronger demand and lower inventory levels versus the same time last year. We expect a risk of volatility in regional markers to remain throughout 2025.

Our realized bitumen price averaged $41.58 per barrel in the third quarter of 2025, a decrease of 12 percent compared with $47.32 per barrel in the third quarter of 2024. The decrease in the third quarter of 2025 was driven by falling WTI prices due to concerns over a slowdown in global trade and OPEC Plus increasing production targets, partly offset by strengthened WCS differentials due to additional egress capacity at the Trans Mountain Pipeline Expansion.
For the third quarter of 2025, our total average realized price was $46.44 per BOE, a decrease of 14 percent compared with $54.18 per BOE in the third quarter of 2024.

35	ConocoPhillips 2025 Q3 10-Q

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
•Reported third-quarter 2025 earnings per share of $1.38;
•Generated cash provided by operating activities of $5.9 billion;
•Raised ordinary dividend by 8% to $0.84 per share;
•Delivered total company and Lower 48 production of 2,399 MBOED and 1,528 MBOED, respectively;
•Exceeded $3 billion in dispositions in 2025 and on track to meet $5 billion disposition target by year-end 2026;
•Advanced commercial LNG strategy by signing 20-year sales and purchase agreements at PALNG Phase 2 and Rio Grande LNG Train 5, expected to commence in 2030 and 2031, respectively;
•Distributed over $2.2 billion to shareholders, including $1.3 billion through share repurchases and $1.0 billion through the ordinary dividend; and
•Ended the quarter with cash, cash equivalents, restricted cash and short-term investments of $6.6 billion and long-term investments of $1.1 billion.

Outlook
Production
Fourth-quarter 2025 production is expected to be 2.30 to 2.34 MMBOED.

Full-year production guidance has been raised to 2.375 MMBOED, compared to prior guidance of 2.35 to 2.37 MMBOED.

All other guidance remains unchanged. Guidance includes the impact from closed dispositions.

ConocoPhillips 2025 Q3 10-Q	36

Results of Operations	Table of Contents
Results of Operations
Unless otherwise indicated, discussion of consolidated results for the three- and nine-month periods ended September 30, 2025, is based on a comparison with the corresponding period of 2024.
Consolidated Results

Summary Operating Statistics

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Average Net Production
Crude oil (MBD)
Consolidated operations	1,133	945	1,144	938
Equity affiliates	13	12	12	14
Total crude oil	1,146	957	1,156	952

Natural gas liquids (MBD)
Consolidated operations	428	302	413	287
Equity affiliates	8	8	7	8
Total natural gas liquids	436	310	420	295

Bitumen (MBD)	123	87	137	116

Natural gas (MMCFD)
Consolidated operations	2,941	2,149	2,879	2,102
Equity affiliates	1,226	1,232	1,202	1,249
Total natural gas	4,167	3,381	4,081	3,351

Total Production (MBOED)	2,399	1,917	2,393	1,921
Total Production (MMBOE)	221	176	653	526

	Dollars Per Unit
Average Sales Prices
Crude oil (per BBL)
Consolidated operations	$66.12	76.78	67.31	78.90
Equity affiliates	67.56	76.11	69.85	77.72
Total crude oil	66.13	76.77	67.34	78.88

Natural gas liquids (per BBL)
Consolidated operations	18.71	21.16	21.24	22.07
Equity affiliates	44.39	49.91	48.42	50.64
Total natural gas liquids	19.20	21.93	21.74	22.88

Bitumen (per BBL)	41.58	47.32	42.07	48.89

Natural gas (per MCF)
Consolidated operations	3.11	1.99	3.61	2.25
Equity affiliates	7.00	8.41	7.16	8.19
Total natural gas	$4.28	4.42	4.69	4.53

37	ConocoPhillips 2025 Q3 10-Q

Results of Operations	Table of Contents

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Exploration Expenses
General administrative, geological and geophysical, lease rental and other	$51	70	164	236
Leasehold impairment	20	—	56	4
Dry hole	—	—	49	44
	$71	70	269	284

Total Company Production

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. In the quarter ended September 30, 2025, our operations were producing in the U.S., Australia, Canada, China, Equatorial Guinea, Libya, Malaysia, Norway and Qatar.
Total production in the third quarter of 2025 was 2,399 MBOED, an increase of 482 MBOED or 25 percent from the same period a year ago. Total production in the nine-month period of 2025 was 2,393 MBOED, an increase of 472 MBOED or 25 percent from the same period a year ago. Production increases include:

•New wells online in the Lower 48, Alaska, Australia, Canada, China, Libya, Malaysia and Norway.
•Our acquisition of Marathon Oil, which closed in November 2024. See Note 3.
Production increases were partly offset by normal field decline.
After adjusting for impacts from closed acquisitions and dispositions, third-quarter 2025 production increased by 83 MBOED or four percent from the same period a year ago. After adjusting for closed acquisitions and dispositions, production in the nine-month period of 2025 increased 92 MBOED or four percent from the same period a year ago.

ConocoPhillips 2025 Q3 10-Q	38

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.

Below is select financial data provided on a consolidated basis. The full Income Statement can be found in Item 1. Financial Statements.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Sales and other operating revenues	$15,031	13,041	45,552	40,509
Purchased commodities	5,857	4,747	17,130	14,939
Production and operating expenses	2,632	2,261	7,710	6,440
Depreciation, depletion and amortization	2,917	2,390	8,501	6,935
Taxes other than income taxes	525	476	1,648	1,567
Sales and other operating revenues for the three- and nine-month periods of 2025 increased $1,990 million and $5,043 million, respectively. Increases in the third quarter were due to higher volumes of $1,875 million, inclusive of sales volumes from our acquisition of Marathon Oil; higher realized natural gas prices of $303 million and timing of sales as compared to the prior period. These increases were partly offset by lower crude, bitumen and NGL realized prices of $1,273 million. Increases in the nine-month period of 2025 were due to higher volumes of $5,863 million, inclusive of sales volumes from our acquisition of Marathon Oil; timing of sales as compared to the prior period and higher realized natural gas prices of $1,069 million. These increases were partly offset by lower crude, bitumen and NGL realized prices of $3,968 million. See Note 3.
Purchased commodities for the three- and nine-month periods of 2025 increased $1,110 million and $2,191 million, respectively. These increases were due to higher volumes associated with our acquisition of Marathon Oil, higher natural gas prices and higher crude and natural gas volumes, partly offset by lower crude prices. See Note 3.
Production and operating expenses for the three- and nine-month periods of 2025 increased $371 million and $1,270 million, respectively, primarily due to impacts from our acquisition of Marathon Oil in the fourth quarter of 2024. See Note 3.
DD&A for the three- and nine-month periods of 2025 increased $527 million and $1,566 million, respectively, primarily due to impacts from our acquisition of Marathon Oil in the fourth quarter of 2024. See Note 3.

39	ConocoPhillips 2025 Q3 10-Q

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of segment results for the three- and nine-month periods ended September 30, 2025, is based on a comparison with the corresponding period of 2024 and are shown after-tax.

A summary of the company's net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Alaska	$130	267	592	973
Lower 48	1,240	1,241	4,429	3,881
Canada	188	25	593	466
Europe, Middle East and North Africa	327	298	983	853
Asia Pacific	309	455	950	1,411
Other International	4	1	7	3
Corporate and Other	(472)	(228)	(1,008)	(648)
Net income (loss)	$1,726	2,059	6,546	6,939
For further discussion of segment results, see the following pages.

ConocoPhillips 2025 Q3 10-Q	40

Results of Operations	Table of Contents
Alaska

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,443	1,481	4,368	4,934
Production and operating expenses	564	520	1,616	1,489
Depreciation, depletion and amortization	327	309	1,043	954
Taxes other than income taxes	126	98	314	362

Net income (loss) ($MM)	$130	267	592	973

Average Net Production
Crude oil (MBD)	164	162	177	171
Natural gas liquids (MBD)	12	14	14	14
Natural gas (MMCFD)	36	37	44	38
Total Production (MBOED)	182	182	198	191
Total Production (MMBOE)	17	17	54	52

Average Sales Prices
Crude oil ($ per BBL)	$72.72	81.32	73.50	83.89
Natural gas ($ per MCF)	3.86	3.98	3.85	3.97
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of September 30, 2025, Alaska contributed 11 percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Alaska reported earnings of $130 million and $592 million in the three- and nine-month periods of 2025, respectively, compared with earnings of $267 million and $973 million in the three- and nine-month periods of 2024, respectively.

Earnings in the third quarter of 2025 included lower sales revenues resulting from lower realized prices of $95 million. Decreases to earnings also included higher production and operating expenses of $30 million, driven by a severance accrual related to certain announced cost reduction initiatives. See Note 15.

Earnings in the nine-month period of 2025 included lower sales revenues resulting from lower realized prices of $383 million, partly offset by higher produced volumes of $90 million. Earnings decreases in the nine-month period of 2025 also included higher production and operating expenses of $90 million, driven by higher lease operating expenses and well work activity and a severance accrual related to certain announced cost reduction initiatives, and higher DD&A of $63 million, primarily driven by higher rates and higher production. See Note 15. Increases to earnings included lower taxes other than income taxes of $34 million driven by an impact from the settlement of a contingent matter.

Production
Average production remained flat in the three-month period and increased seven MBOED in the nine-month period of 2025, compared to the respective periods in 2024. Increases to production were primarily due to new wells online and less downtime.

The production increases were partly offset by normal field decline.

41	ConocoPhillips 2025 Q3 10-Q

Results of Operations	Table of Contents
Lower 48

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$10,538	9,080	32,049	27,441
Production and operating expenses	1,434	1,180	4,399	3,420
Depreciation, depletion and amortization	2,079	1,640	5,986	4,629
Taxes other than income taxes	353	324	1,178	1,014

Net income (loss) ($MM)	$1,240	1,241	4,429	3,881

Average Net Production
Crude oil (MBD)	761	603	759	577
Natural gas liquids (MBD)	401	278	385	263
Natural gas (MMCFD)	2,198	1,596	2,142	1,557
Total Production (MBOED)	1,528	1,147	1,501	1,099
Total Production (MMBOE)	141	106	410	301

Average Sales Prices
Crude oil ($ per BBL)	$63.71	74.73	64.96	76.29
Natural gas liquids ($ per BBL)	18.81	20.64	21.26	21.58
Natural gas ($ per MCF)	1.62	0.18	1.95	0.67
The Lower 48 segment consists of operations located in the U.S. Lower 48 states and commercial operations. As of September 30, 2025, the Lower 48 contributed 67 percent of our consolidated liquids production and 74 percent of our consolidated natural gas production.
Net Income (Loss)
Lower 48 reported earnings of $1,240 million and $4,429 million in the three- and nine-month periods of 2025, respectively, compared with earnings of $1,241 million and $3,881 million in the three- and nine-month periods of 2024, respectively.
Earnings in the third quarter of 2025 included higher sales revenues resulting from higher volumes of $1,041 million, which included volumes from our acquisition of Marathon Oil. These increases were partly offset by lower overall realized prices of $429 million, driven by lower crude prices. Decreases to earnings in the third quarter of 2025 included higher DD&A of $344 million and higher production and operating expenses of $199 million, primarily from our acquisition of Marathon Oil. See Note 3.

Earnings in the nine-month period of 2025 included higher sales revenues resulting from higher volumes of $3,607 million which included volumes from our acquisition of Marathon Oil. Additional increases to revenues included a gain of $242 million primarily associated with the divestiture of the Ursa and Europa fields, and Ursa Oil Pipeline Company LLC. These increases were partly offset by lower overall realized prices of $1,290 million, driven by lower crude prices. Additional decreases to earnings in the nine-month period of 2025 included higher DD&A of $1,072 million and higher production and operating expenses of $773 million, primarily from our acquisition of Marathon Oil. See Note 3.
Production
Average production increased 381 MBOED and 402 MBOED in the three- and nine-month periods of 2025, respectively, compared to the respective periods in 2024. Increases to production were primarily due to new wells online from our development programs in the Delaware Basin, Eagle Ford, Midland Basin and Bakken. Production also increased due to our acquisition of Marathon Oil in November 2024. See Note 3.
Production increases were partly offset by normal field decline.

ConocoPhillips 2025 Q3 10-Q	42

Results of Operations	Table of Contents
Asset Dispositions, Assets Held for Sale and Planned Dispositions
On October 1, 2025, we closed the disposition of Anadarko Basin assets for $1.3 billion. Including Anadarko Basin, we have completed divestitures of assets totaling approximately $2.6 billion in proceeds. Production from these assets averaged approximately 33MBOED in 2024. See Note 3.

Additionally, in the fourth quarter of 2025, we closed or expect to close dispositions of certain noncore assets for approximately $0.5 billion, subject to customary closing adjustments. See Note 3.

43	ConocoPhillips 2025 Q3 10-Q

Results of Operations	Table of Contents
Canada

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$941	660	2,774	2,537
Production and operating expenses	218	269	635	709
Depreciation, depletion and amortization	142	147	416	471
Taxes other than income taxes	7	6	21	25

Net income (loss) ($MM)	$188	25	593	466

Average Net Production
Crude oil (MBD)	17	15	18	17
Natural gas liquids (MBD)	7	7	6	6
Bitumen (MBD)	123	87	137	116
Natural gas (MMCFD)	134	121	123	114
Total Production (MBOED)	169	129	182	158
Total Production (MMBOE)	16	12	50	43

Average Sales Prices
Crude oil ($ per BBL)	$55.80	61.99	57.73	65.09
Natural gas liquids ($ per BBL)	20.98	28.11	23.09	30.13
Bitumen ($ per BBL)	41.58	47.32	42.07	48.89
Natural gas ($ per MCF)*	0.37	0.10	0.78	0.46
*Average sales prices include unutilized transportation costs.
The Canada segment operations include the Surmont oil sands development in Alberta, the Montney unconventional play in British Columbia and commercial operations. As of September 30, 2025, Canada contributed 10 percent of our consolidated liquids production and four percent of our consolidated natural gas production.
Net Income (Loss)
Canada reported earnings of $188 million and $593 million in the three- and nine-month periods of 2025, respectively, compared with earnings of $25 million and $466 million in the three- and nine-month periods of 2024, respectively.

Earnings in the third quarter of 2025 included higher sales revenues resulting from higher volumes of $128 million, partly offset by lower realized prices of $58 million. Increases to earnings include lower production and operating expenses of $39 million primarily due to the absence of prior-year planned turnaround activity at Surmont.

Earnings in the nine-month period of 2025 included higher sales revenues resulting from higher volumes of $221 million and timing of sales, offset by lower realized prices of $221 million. Additional increases to earnings include lower production and operating expenses of $56 million primarily due to the absence of prior-year planned turnaround activity at Surmont and lower DD&A of $42 million driven by year-end upward reserve revisions.
Production
Average production increased 40 MBOED and 24 MBOED in the three- and nine-month periods of 2025, respectively. Increases to production resulted from new wells online in the Montney and Surmont and the absence of prior-year planned turnaround activity at Surmont.
Production increases were partly offset by normal field decline.

ConocoPhillips 2025 Q3 10-Q	44

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,578	1,337	4,918	4,090
Production and operating expenses	213	154	669	471
Depreciation, depletion and amortization	245	189	662	544
Taxes other than income taxes	11	10	33	31

Net income (loss) ($MM)	$327	298	983	853

Consolidated Operations
Average Net Production
Crude oil (MBD)	134	110	130	115
Natural gas liquids (MBD)	8	3	8	4
Natural gas (MMCFD)	506	351	508	346
Total Production (MBOED)	227	171	223	177
Total Production (MMBOE)	21	16	61	48

Average Sales Prices
Crude oil ($ per BBL)	$69.46	80.88	70.76	83.45
Natural gas liquids ($ per BBL)	10.09	46.08	19.13	44.81
Natural gas ($ per MCF)	10.31	10.76	11.35	9.71
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea and the Norwegian Sea, Qatar, Libya, Equatorial Guinea and commercial and terminalling operations in the U.K. As of September 30, 2025, our Europe, Middle East and North Africa operations contributed eight percent of our consolidated liquids production and 18 percent of our consolidated natural gas production.
Net Income (Loss)
Europe, Middle East and North Africa reported earnings of $327 million and $983 million in the three- and nine-month periods of 2025, respectively, compared with earnings of $298 million and $853 million in the three- and nine-month periods of 2024, respectively.
Earnings in the third quarter of 2025 included higher revenues inclusive of higher volumes of $115 million, which included volumes added from our acquisition of Marathon Oil, partly offset by lower realized prices of $61 million impacted by lower crude prices. Decreases to earnings in the third quarter included higher production and operating expenses of $19 million and higher DD&A of $18 million, primarily from our acquisition of Marathon Oil. See Note 3.

Earnings in the nine-month period of 2025 included higher revenues resulting from higher volumes of $250 million, which included volumes from our acquisition of Marathon Oil and timing of sales compared to the prior period, offset by lower overall realized prices of $86 million, driven by lower crude prices. Decreases to earnings in the nine-month period included higher production and operating expenses of $61 million and higher DD&A of $37 million, primarily from our acquisition of Marathon Oil. See Note 3.
Consolidated Production
Average consolidated production increased 56 MBOED and 46 MBOED in the three- and nine-month periods of 2025, respectively, compared to the respective periods in 2024. Increases to production were due to the impact from assets acquired from Marathon Oil as well as new wells online in Norway and Libya. See Note 3.
Production increases were partly offset by normal field decline.

45	ConocoPhillips 2025 Q3 10-Q

Results of Operations	Table of Contents
Asia Pacific

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$515	478	1,410	1,495
Production and operating expenses	101	110	251	281
Depreciation, depletion and amortization	113	97	350	314
Taxes other than income taxes	15	25	47	90

Net income (loss) ($MM)	$309	455	950	1,411

Consolidated Operations
Average Net Production
Crude oil (MBD)	57	55	60	58
Natural gas (MMCFD)	67	44	62	47
Total Production (MBOED)	68	62	70	66
Total Production (MMBOE)	6	6	19	18

Average Sales Prices
Crude oil ($ per BBL)	$71.72	80.84	72.51	84.15
Natural gas ($ per MCF)	3.60	3.62	3.66	3.75
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Asia Pacific segment has operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. As of September 30, 2025, Asia Pacific contributed four percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Asia Pacific reported earnings of $309 million and $950 million for the three- and nine-month periods of 2025, respectively, compared with earnings of $455 million and $1,411 million in the three- and nine-month periods of 2024, respectively.

Earnings in the third quarter of 2025 included lower earnings from equity affiliates of $76 million, primarily due to lower LNG sales prices.
Earnings in the nine-month period of 2025 included lower revenues resulting from lower realized prices of $156 million, partly offset by higher volumes of $46 million, the absence of a $76 million tax benefit associated with a deepwater investment tax incentive for Malaysia blocks J and G and higher exploration expenses of $37 million driven primarily by dry hole expenses associated with certain suspended wells. Additional decreases to earnings included lower earnings from equity affiliates of $208 million, primarily due to lower LNG sales prices. See Note 6 and Note 19.
Consolidated Production
Average consolidated production increased six MBOED and four MBOED in the three- and nine-month periods of 2025, respectively, compared to the respective periods in 2024. Increases to production were primarily due to development activity in Bohai Bay in China and Gumusut in Malaysia.
Production increases were partly offset by normal field decline.

ConocoPhillips 2025 Q3 10-Q	46

Results of Operations	Table of Contents
Other International

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Net income (loss) ($MM)	$4	1	7	3
The Other International segment consists of activities associated with prior operations in other countries.

Corporate and Other

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Net income (loss)
Net interest expense	$(152)	(79)	(402)	(261)
Corporate G&A expenses	(163)	(99)	(420)	(282)
Technology	(88)	(32)	(128)	(100)
Other income (expense)	(69)	(18)	(58)	(5)
	$(472)	(228)	(1,008)	(648)
Net interest expense consists of interest and debt expense, net of interest income and capitalized interest. Net interest expense was impaired in the three- and nine-month periods of 2025 due to higher interest expense driven by our acquisition of Marathon Oil. See Note 3.
Corporate G&A expenses include compensation programs and staff costs. Corporate G&A expenses increased in the three- and nine-month periods of 2025, primarily due to transaction and integration expenses associated with our acquisition of Marathon Oil and a severance accrual related to certain announced cost reduction initiatives. See Note 3 and Note 15.
Technology includes our investments in low-carbon and other new technologies or businesses and licensing revenues. Other new technologies or businesses and licensing activities are focused on both conventional and tight oil reservoirs, shale gas, oil sands, enhanced oil recovery, as well as LNG.
Other income (expense) includes certain consolidating tax-related items, foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains or losses on the early retirement of debt, holding gains or losses on equity securities and pension settlement expense. Other income (expense) was impaired in the third quarter of 2025 primarily due to a consolidating tax adjustment.

47	ConocoPhillips 2025 Q3 10-Q

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars
	September 30 2025	December 31 2024
Cash and cash equivalents	$5,260	5,607
Short-term investments	996	507
Total debt	23,482	24,324
Total equity	64,923	64,796
Percent of total debt to capital*	27%	27
Percent of floating-rate debt to total debt	1%	1
*Capital includes total debt and total equity.
To meet our short-term and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs and our ability to sell securities using our shelf registration statement. During the first nine months of 2025, the primary uses of our available cash were $9.5 billion to support our ongoing capital expenditures and investments program, $4.0 billion to repurchase common stock, $3.0 billion to pay the ordinary dividend and $0.9 billion to retire debt at maturity, partly offset by proceeds from noncore asset sales of $1.6 billion.
At September 30, 2025, we had total liquidity of $11.8 billion, comprised of cash and cash equivalents of $5.3 billion, short-term investments of $1.0 billion and available borrowing capacity under our credit facility of $5.5 billion. In addition, we have $1.1 billion of long-term investments in debt securities. We believe current cash balances and cash generated by operating activities, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, acquisitions, dividend payments and debt obligations.
Significant Changes in Capital
Operating Activities
Cash provided by operating activities totaled $15.5 billion for the first nine months of 2025 compared with $15.7 billion for the corresponding period of 2024. The decrease resulted from lower commodity prices and tax payment timing, mostly offset by operations from the 2024 Marathon acquisition.
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

ConocoPhillips 2025 Q3 10-Q	48

Capital Resources and Liquidity	Table of Contents
Investing Activities
For the first nine months of 2025, we invested $9.5 billion in capital expenditures and investments. Our 2025 operating plan capital expenditures are currently expected to be $12.3 billion to $12.6 billion. Our 2024 capital expenditures and investments were $12.1 billion. See the “Capital Expenditures and Investments” section.

In the first nine months of 2025, net cash used in investing activities was impacted by an increase in working capital changes associated with investing activities of $488 million, due to timing of invoice payments.

Proceeds from asset sales were $1.6 billion in the first nine months of 2025 compared with $0.2 billion for the corresponding period in 2024. We received proceeds of approximately $1.5 billion from the sale of assets in our Lower 48 segment and $0.1 billion from real estate asset sales in our Corporate segment. See Note 3.

In July 2025, we signed an agreement to divest Lower 48 assets in the Anadarko Basin. The $1.3 billion transaction closed on October 1, 2025. See Note 3.

In the fourth quarter of 2025, we closed or expect to close dispositions of certain noncore Lower 48 assets for approximately $0.5 billion, subject to customary closing adjustments. See Note 3.

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
Investing activities in the first nine months of 2025 included net purchases of $556 million of investments. We had net purchases of $94 million of short-term investments and net purchases of $462 million of long-term investments. See Note 13.
Financing Activities
In February 2025, we refinanced our revolving credit facility maintaining a total aggregate principal amount of $5.5 billion and extended the expiration to February 2030. The credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million or as support for our commercial paper program. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at September 30, 2025.

Our debt balance at September 30, 2025, was $23.5 billion compared with $24.3 billion at December 31, 2024. The current portion of debt, including future payments for finance leases, is $1.0 billion at September 30, 2025. In the second quarter of 2025, the company retired $0.2 billion principal amount of our 3.35% Notes at maturity. In the first quarter of 2025, the company retired $0.5 billion principal amount of debt at maturity, consisting of $0.4 billion of our 2.4% Notes and $0.1 billion of our 8.2% Debentures. Debt payments are expected to be made using current cash balances and cash provided by operating activities.
The current long-term debt credit ratings are:

•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: “A2” with a "stable" outlook

See Note 5 for additional information on debt and the revolving credit facility.
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At September 30, 2025, and December 31, 2024, we had direct bank letters of credit of $243 million and $278 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.

49	ConocoPhillips 2025 Q3 10-Q

Capital Resources and Liquidity	Table of Contents
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

In the first nine months of 2025, we paid ordinary dividends of $2.34 per share and in the first nine months of 2024, we paid ordinary dividends of $1.74 per share and VROC payments of $0.60 per share.

In November 2025, we declared an increase to our quarterly ordinary dividend from $0.78 per share to $0.84 per share, representing an eight percent increase. The dividend is payable December 1, 2025, to shareholders of record at the close of business on November 17, 2025.

In late 2016, we initiated our current share repurchase program. In October 2024, our Board of Directors approved an increase from our prior authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate purchases. Share repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. As of September 30, 2025, share repurchases since the inception of our current program totaled 474.8 million shares and $38.3 billion. In the nine months ended September 30, 2025, we repurchased 42.2 million shares for a cost of $4.0 billion.

See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2024 Annual Report on Form 10-K.
Capital Expenditures and Investments

	Millions of Dollars
	Nine Months Ended September 30
	2025	2024
Alaska	$2,785	2,102
Lower 48	5,089	4,918
Canada	461	419
Europe, Middle East and North Africa	923	694
Asia Pacific	188	235
Corporate and Other	84	433
Capital expenditures and investments	$9,530	8,801
During the first nine months of 2025, capital expenditures and investments supported key operating activities and acquisitions, primarily:
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

ConocoPhillips 2025 Q3 10-Q	50

Capital Resources and Liquidity	Table of Contents
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented below:
Summarized Income Statement Data

Millions of Dollars
Nine Months Ended September 30, 2025
Revenues and Other Income	$29,287
Income (loss) before income taxes*	6,092
Net income (loss)	6,546
*Includes approximately $8.3 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

	Millions of Dollars
	September 30 2025	December 31 2024
Current Assets	$6,086	6,077
Amounts due from Non-Obligated Subsidiaries, current	894	319
Noncurrent Assets	127,862	120,845
Amounts due from Non-Obligated Subsidiaries, noncurrent	11,939	11,719
Current Liabilities	4,269	4,504
Amounts due to Non-Obligated Subsidiaries, current	872	935
Noncurrent Liabilities	71,222	64,088
Amounts due to Non-Obligated Subsidiaries, noncurrent	48,774	41,826
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

51	ConocoPhillips 2025 Q3 10-Q

Capital Resources and Liquidity	Table of Contents
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
Environmental
We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. We occasionally receive requests for information or notices of potential liability from the U.S. EPA and state environmental agencies alleging that we are a potentially responsible party under the CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of September 30, 2025, there were 16 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws. For remediation activities in the U.S. and Canada, our consolidated balance sheet included total accrued environmental costs of $210 million at September 30, 2025, compared with $206 million at December 31, 2024. We expect to incur a substantial amount of these expenditures within the next 30 years.
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

Our Climate Risk Strategy is intended to enable us to responsibly meet the global demand for energy, deliver competitive returns on and of capital and work to meet our operational emissions-reduction targets. First, meeting global energy demand requires a focus on delivering production that will best compete in any energy demand scenario. This production will be delivered from resources with a competitive cost of supply and low GHG intensity, as well as portfolio diversity by market and asset type. Next, our focus is on delivering superior returns through the cycles based on our foundational principles of balance sheet strength, peer-leading distributions and disciplined investments. Finally, to drive accountability for the emissions that are within our ownership, we are progressing toward our Scope 1 and Scope 2 emissions intensity targets.

ConocoPhillips 2025 Q3 10-Q	52

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

53	ConocoPhillips 2025 Q3 10-Q

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

ConocoPhillips 2025 Q3 10-Q	54

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the nine months ended September 30, 2025, does not differ materially from that discussed under Item 7A in our 2024 Annual Report on Form 10-K.

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At September 30, 2025, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Executive Vice President and Chief Financial Officer (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded our disclosure controls and procedures were operating effectively at September 30, 2025.
In the first quarter of 2025, we completed the final phase of a multi-year implementation of an updated global enterprise resource planning system (ERP). As a result, we made corresponding changes to our business processes and information systems, updating applicable internal controls over financial reporting where necessary.
Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting as of December 31, 2024, did not include the internal controls of Marathon Oil, acquired in 2024. In the fourth quarter of 2024, we began integrating Marathon Oil into our operations and internal control processes. As the integration progresses, we may modify or change certain processes and procedures which may result in changes to our internal controls over financial reporting.

There have been no other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1.    Legal Proceedings

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the quarter ended September 30, 2025. See Note 9 for information regarding other legal and administrative proceedings.
Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A of our 2024 Annual Report on Form 10-K.

55	ConocoPhillips 2025 Q3 10-Q

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2025	4,666,331	$93.82	4,666,331	$27,568
August 1 - 31, 2025	4,400,333	94.97	4,400,333	27,150
September 1 - 30, 2025	4,422,232	94.50	4,422,232	26,732
	13,488,896		13,488,896
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase program. As of September 30, 2025, we had repurchased $38.3 billion of shares since 2016. In October 2024, our Board of Directors approved an increase from our previous authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate repurchases. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2024 Annual Report on Form 10-K.

Item 5.    Other Information

Insider Trading Arrangements
During the three-month period ended September 30, 2025, no officer or director of the company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ConocoPhillips 2025 Q3 10-Q	56

Item 6.     Exhibits

10.1*	Letter Agreement with Timothy A. Leach completed November 4, 2025.

10.2*	Amended and Restated Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips.

22	Subsidiary Guarantors of Guaranteed Securities (incorporated by reference to Exhibit 22 to the Quarterly Report on Form 10-Q of ConocoPhillips filed on August 7, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
**Furnished herewith.

57	ConocoPhillips 2025 Q3 10-Q

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Kontessa S. Haynes-Welsh
Kontessa S. Haynes-Welsh
Vice President and Controller

November 6, 2025

ConocoPhillips 2025 Q3 10-Q	58