Form 10-K
period 2025-12-31
CONOCOPHILLIPS
filed 2026-02-17
CIK 1163165

2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $89.74, was $112.0 billion.
The registrant had 1,222,339,152 shares of common stock outstanding at January 31, 2026.
Documents incorporated by reference:
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2026 (Part III)

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations
The following industry-specific, accounting and other terms and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP	British pound	DD&A	depreciation, depletion and
NOK	Norwegian kroner		amortization
		EPS	earnings per share
Units of Measurement		FASB	Financial Accounting Standards
BBL	barrel		Board
BCF	billion cubic feet	FIFO	first-in, first-out
BOE	barrels of oil equivalent	G&A	general and administrative
MBD	thousands of barrels per day	GAAP	generally accepted accounting
MCF	thousand cubic feet		principles
MM	million	LIFO	last-in, first-out
MMBOE	million barrels of oil equivalent	NPNS	normal purchase normal sale
MBOED	thousand barrels of oil equivalent	PP&E	properties, plants and equipment
	per day	VIE	variable interest entity
MMBOED	million barrels of oil equivalent
	per day	Miscellaneous
MMBTU	million British thermal units	CERCLA	Federal Comprehensive
MMCFD	million cubic feet per day		Environmental Response
MTPA	million tonnes per annum		Compensation and Liability Act
		EPA	Environmental Protection Agency
Industry		ESG	environmental, social and governance
BLM	Bureau of Land Management	EU	European Union
CBM	coalbed methane	FERC	Federal Energy Regulatory
E&P	exploration and production		Commission
FEED	front-end engineering and design	GHG	greenhouse gas
FID	final investment decision	HSE	health, safety and environment
FPS	floating production system	ICC	International Chamber of Commerce
FPSO	floating production, storage and	ICSID	World Bank’s International
	offloading		Centre for Settlement of
G&G	geological and geophysical		Investment Disputes
JOA	joint operating agreement	IRS	Internal Revenue Service
LNG	liquefied natural gas	OTC	over-the-counter
NGLs	natural gas liquids	NYSE	New York Stock Exchange
OPEC	Organization of Petroleum	SEC	U.S. Securities and Exchange
	Exporting Countries		Commission
PSC	production sharing contract	TSR	total shareholder return
PUDs	proved undeveloped reserves	U.K.	United Kingdom
SAGD	steam-assisted gravity drainage	U.S.	United States of America
WCS	Western Canadian Select	VROC	variable return of cash
WTI	West Texas Intermediate

1	ConocoPhillips 2025 10-K

Business and Properties	Table of Contents
Part I
Unless otherwise indicated, “the company,” “we,” “our,” “us” and “ConocoPhillips” are used in this report to refer to the businesses of ConocoPhillips and its consolidated subsidiaries. Items 1 and 2—Business and Properties, contain forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “ambition,” “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “will,” “would” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the headings “Risk Factors” beginning on page 18 and “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 62.
Items 1 and 2. Business and Properties
Corporate Structure
ConocoPhillips is an independent E&P company headquartered in Houston, Texas with operations and activities in 14 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; LNG developments; oil sands in Canada; and an inventory of global exploration prospects. On December 31, 2025, we employed approximately 9,900 people worldwide and had total assets of about $122 billion. Total company production for the year was 2,375 MBOED.
ConocoPhillips was incorporated in the state of Delaware in 2001 in connection with and in anticipation of the merger between Conoco Inc. and Phillips Petroleum Company. The merger between Conoco and Phillips was consummated on August 30, 2002. In April 2012, ConocoPhillips completed the separation of the downstream business into an independent, publicly traded energy company, Phillips 66.
Segment and Geographic Information

ALASKA
CANADA
LOWER 48
NORWAY
LIBYA
QATAR
CHINA
EQUATORIAL GUINEA
MALAYSIA
AUSTRALIA
Exploration and Production
Production
Headquarters

ConocoPhillips 2025 10-K	2

Business and Properties	Table of Contents
We manage our operations through five operating segments, defined by geographic region: Alaska; Lower 48; Canada; Europe, Middle East and North Africa; and Asia Pacific. For operating segment and geographic information, see Note 22.
We explore for, produce, transport and market crude oil, bitumen, natural gas, NGLs and LNG on a worldwide basis. At December 31, 2025, our operations were producing in the U.S., Norway, Canada, Australia, Malaysia, Libya, China, Qatar and Equatorial Guinea.
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

	Millions of Barrels of Oil Equivalent
Net Proved Reserves at December 31	2025	2024	2023
Crude oil
Consolidated operations	3,321	3,406	3,032
Equity affiliates	103	108	89
Total crude oil	3,424	3,514	3,121

Natural gas liquids
Consolidated operations	1,166	1,147	892
Equity affiliates	59	62	48
Total natural gas liquids	1,225	1,209	940

Natural gas
Consolidated operations	1,617	1,629	1,408
Equity affiliates	969	977	879
Total natural gas	2,586	2,606	2,287

Bitumen
Consolidated operations	402	483	410
Total bitumen	402	483	410

Total consolidated operations	6,506	6,665	5,742
Total equity affiliates	1,131	1,147	1,016
Total company	7,637	7,812	6,758

3	ConocoPhillips 2025 10-K

Business and Properties	Table of Contents
Alaska

Western North Slope
Kuparuk
Prudhoe Bay
Trans-Alaska Pipeline
ALASKA
CANADA
Exploration and Production
Key Development or Program
Pipeline

The Alaska segment primarily explores for, produces, transports and markets crude oil, natural gas and NGLs. We are the largest crude oil producer in Alaska and have major ownership interests in the Prudhoe Bay, Kuparuk and Western North Slope asset areas. Additionally, we are one of Alaska’s largest owners of state, federal and fee exploration leases, with approximately one million net undeveloped acres at year-end 2025. Alaska operations contributed 12 percent of our consolidated liquids production and one percent of our consolidated natural gas production.

			2025
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production

Greater Prudhoe Area	36.5%	Hilcorp	63	15	40	85
Greater Kuparuk Area	94.2-99.8	ConocoPhillips	75	—	—	75
Western North Slope	100.0	ConocoPhillips	39	—	1	39
Total Alaska			177	15	41	199
Willow Project
The Bear Tooth Unit in the Western North Slope includes the Willow Project (Willow). In December 2023, we announced Willow FID. The project will consist of three drill sites, an operations center and camp, and a processing facility. In 2025, the project completed the peak construction season, which included gravel and pipeline construction and operations center hookup and installation, and is expected to achieve near 50 percent project completion this winter season. Additionally, fabrication of the processing facility is on schedule for transport to the North Slope in 2027. First oil is anticipated in early 2029.

Greater Prudhoe Area
The Greater Prudhoe Area includes the Prudhoe Bay Unit, which consists of the Prudhoe Bay Field and five satellite fields, as well as the Greater Point McIntyre Area fields. Prudhoe Bay, the largest conventional oil field in North America, is the site of a large waterflood and enhanced oil recovery operation, supported by a large gas and water processing operation. Field installations include seven production facilities, two gas plants, two seawater plants and a central power station. In 2025, on average, there were three rigs drilling throughout the year.
Greater Kuparuk Area
The Greater Kuparuk Area includes the Kuparuk River Unit, which consists of the Kuparuk Field and six satellite fields. Field installations include three central production facilities which separate oil, natural gas and water, and a seawater treatment plant. In 2025, on average, we operated two drilling rigs and one workover rig. The Nuna project, which targets the Moraine reservoir, was sanctioned in 2023 and achieved first oil in the fourth quarter of 2024. We drilled additional wells in 2025 and plan to continue drilling activity through 2027. The Coyote reservoir, discovered in 2021, progressed to development in 2023, with additional wells drilled in 2024 and 2025, and a pad expansion project planned for 2026.

ConocoPhillips 2025 10-K	4

Business and Properties	Table of Contents
Western North Slope
The Western North Slope includes the Bear Tooth Unit (as highlighted above), the Colville River Unit and the Greater Mooses Tooth Unit. These units also leverage shared regional infrastructure, which underpins base operations and facilitates continued development across the Western North Slope. In 2025, we operated one part-time drilling rig in the Colville River Unit.

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
Exploration
We are continuing our exploration activities in the NPR-A with a planned four-well drilling program this 2026 winter season.

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

5	ConocoPhillips 2025 10-K

Business and Properties	Table of Contents
Lower 48

Bakken
LOWER 48
Delaware Basin
Midland Basin
Eagle Ford
Houston
Exploration and Production
Headquarters
Key Development or Program

The Lower 48 segment consists of operations located in the 48 contiguous U.S. states, with a portfolio mainly consisting of low cost of supply, short cycle time, resource-rich unconventional plays and commercial operations. The majority of our acreage is unconventional. Based on 2025 production volumes, the Lower 48 is our largest segment and contributed 67 percent of our consolidated liquids production and 74 percent of our consolidated natural gas production.

	2025
	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Delaware Basin	321	171	1,011	661
Eagle Ford	202	102	516	390
Bakken	114	50	241	204
Midland Basin	103	48	251	192
Other	9	11	100	37
Total Lower 48	749	382	2,119	1,484
Delaware Basin
We hold approximately 782,000 net acres in the Delaware Basin, spanning west Texas through southeast New Mexico. Current development activity targets prospects in the Avalon, Bone Springs, Wolfcamp and Woodford formations while balancing leasehold obligations and permit terms. We operated ten rigs and three frac crews on average during 2025, resulting in 176 operated wells drilled and 161 operated wells brought online.
Eagle Ford
We hold approximately 489,000 net acres in the Eagle Ford, located in south Texas. The current focus is on full-field development, using customized well spacing and stacking patterns adapted through reservoir analysis. We operated seven rigs and three frac crews on average during 2025, resulting in 251 operated wells drilled and 264 operated wells brought online.
Bakken
We hold approximately 799,000 net acres in the Williston Basin, located in North Dakota and eastern Montana. The primary producing zones are the Middle Bakken and Three Forks formations. We operated three rigs and one frac crew on average during 2025, resulting in 72 operated wells drilled and 98 operated wells brought online.
Midland Basin
We hold approximately 416,000 net acres in the Midland Basin, located in west Texas. The current development strategy is focused on full-field development utilizing multi-well pad projects targeting Barnett, Spraberry and Wolfcamp reservoir targets. We operated three rigs and one frac crew on average during 2025, resulting in 86 operated wells drilled and 94 operated wells brought online.
Partner-Operated
We participate in partner-operated wells when they align with our investment decision criteria and development strategies. In 2025, we participated in partner-operated wells with varying working interests across our Lower 48 portfolio.
Facilities
We operate and own, with varying interests, centralized processing facilities in Texas and New Mexico in support of our Delaware, Eagle Ford and Midland assets.

ConocoPhillips 2025 10-K	6

Business and Properties	Table of Contents
Canada

CANADA
Montney
Surmont
Exploration and Production
Key Development or Program

Our Canadian operations consist of the Surmont oil sands development in Alberta, the liquids-rich Montney unconventional play in British Columbia and commercial operations. In 2025, operations in Canada contributed nine percent of our consolidated liquids production and five percent of our consolidated natural gas production.

			2025
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Bitumen MBD	Total MBOED
Average Daily Net Production
Surmont	100.0%	ConocoPhillips	—	—	—	133	133
Montney	100.0	ConocoPhillips	17	6	125	—	44
Total Canada			17	6	125	133	177
Surmont
The Surmont oil sands leases are located south of Fort McMurray, Alberta. Surmont is a 100 percent working interest asset that offers sustained, long-life production. We are focused on keeping facilities full, structurally lowering costs, reducing GHG intensity and optimizing asset performance. In the third quarter of 2025, we commenced drilling of Pad 104W-B and in the fourth quarter of 2025, we achieved first production from Pad 104W-A.
Our bitumen resources in Canada are produced via SAGD, an enhanced thermal oil recovery method where steam is injected into the reservoir, effectively liquefying the heavy bitumen, which is recovered and pumped to the surface for further processing. Operations include two central processing facilities for treatment and blending of bitumen, and a diluent recovery unit. These facilities have allowed the asset to lower blend ratio and diluent supply costs, while gaining protection from diluent supply disruptions and increased market access for our product. At December 31, 2025, we held approximately 684,000 net acres of land in the Athabasca Region of northeastern Alberta.
Montney
The Montney is a liquids-rich unconventional play located in northeastern British Columbia. At December 31, 2025, we held approximately 297,000 unconventional net acres of land in the Montney. In 2025, we operated two rigs and one frac crew resulting in 31 wells drilled and 23 operated wells brought online.

7	ConocoPhillips 2025 10-K

Business and Properties	Table of Contents
Europe, Middle East and North Africa

The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea, the Norwegian Sea, Qatar, Libya, Equatorial Guinea and commercial and terminalling operations in the U.K. In 2025, operations in Europe, Middle East and North Africa contributed eight percent of our consolidated liquids production and 18 percent of our consolidated natural gas production.
Norway

			2025
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Greater Ekofisk Area	28.3 - 35.1%	ConocoPhillips	38	2	83	54
Heidrun	24.0	Equinor	9	—	35	15
Troll	1.6	Equinor	1	—	66	12
Aasta Hansteen	10.0	Equinor	—	—	66	11
Alvheim	20.0	Equinor	7	—	16	9
Visund	9.1	Aker BP	1	1	44	9
Other	Various	Equinor	7	—	20	11
Total Norway			63	3	330	121
Greater Ekofisk Area
The Greater Ekofisk Area is located offshore Stavanger, Norway, in the North Sea, and is comprised of five producing fields. Crude oil is exported to our operated terminal located at Teesside, U.K., and the natural gas is exported to Emden, Germany.
Partner-Operated
We participate in various partner-operated fields located either in the Norwegian Sea or northern part of the North Sea. Crude oil and natural gas are produced and transported to various processing plants and terminals, primarily in Norway and the U.K.
Exploration
In 2025, we drilled the second appraisal well in the 2020 Slagugle discovery on PL891. The well encountered hydrocarbons and a significant data acquisition program was completed. The collected data will be analyzed to evaluate a possible future development. We also participated in the Bounty Updip exploration well on PL886 in the Norwegian Sea. The well was expensed as a dry hole. Additionally, we participated in the Othello South exploration well in the Heidrun area of the Norwegian Sea, which encountered hydrocarbons. In 2025, we were awarded two new exploration licenses in the North Sea, PL1248 and PL1259, and one acreage addition, PL044D.

ConocoPhillips 2025 10-K	8

Business and Properties	Table of Contents
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

Qatar

			2025
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
QatarEnergy LNG N(3)	30.0%	QatarEnergy LNG	12	8	373	82
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
We have a 25 percent interest in both QatarEnergy LNG NFE (4) (NFE4) and QatarEnergy LNG NFS (3) (NFS3) joint ventures, which are participating in the North Field East (NFE) and North Field South (NFS) LNG projects, respectively. See Note 3 and Note 4.
Libya

			2025
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Waha Concession	20.4%	Waha Oil Co.	60	—	32	65

The Waha Concession is made up of multiple concessions and encompasses approximately 13 million acres onshore in the Sirte Basin for exploration and production activity. Oil is transported by pipeline to the Es Sider terminal for export. Natural gas is transported and sold domestically. Current production comes from 13 existing fields within the Waha Concession.

In January 2026, we signed an agreement with the Libyan Ministry of Oil and Gas and the National Oil Corporation of Libya to extend the Waha Concession up to December 31, 2050, with new fiscal terms, subject to normal regulatory approvals.

9	ConocoPhillips 2025 10-K

Business and Properties	Table of Contents

Equatorial Guinea

			2025
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Alba Unit	64.2%	ConocoPhillips	8	5	149	38
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

We own a 52.2 percent interest in the Alba Plant LLC, our joint venture with Chevron Corporation (27.8 percent) and Sociedad Nacional de Gas de Guinea Ecuatorial (SONAGAS) (20 percent), which operates an onshore liquified petroleum gas (LPG) processing plant. Alba Plant LLC processes Alba Unit natural gas under a fixed-rate long-term contract. The LPG processing plant extracts condensate and LPG from the natural gas stream and sells it at market prices, with our share of the revenue reflected in the "Equity in earnings of affiliates" line of our consolidated income statement. Processed natural gas is delivered to Equatorial Guinea LNG Holdings Limited (EG LNG) for liquefaction and storage. We market our share of LNG to third parties indexed at global LNG prices.

We own a 56 percent interest in EG LNG, our joint venture with SONAGAS (37.9 percent) and Marubeni Gas Development UK Limited (6.1 percent), which operates a 3.7 MTPA LNG production facility. In January 2024, we began a five-year LNG sales agreement for a portion of our equity gas from the Alba Unit, providing us with additional exposure to the European LNG market.

We own a 45 percent interest in Atlantic Methanol Production Company LLC (AMPCO), our joint venture with Chevron Corporation (45 percent) and SONAGAS (10 percent), which operates a methanol plant. The plant is currently offline.

Additionally, Alba Plant LLC and EG LNG process third-party gas from the Alen Field under a combination of tolling fee and profit-sharing arrangements which are reflected in the "Equity in earnings of affiliates" line of our consolidated income statement.

ConocoPhillips 2025 10-K	10

Business and Properties	Table of Contents
Asia Pacific

The Asia Pacific segment has exploration and production operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. In 2025, operations in the Asia Pacific segment contributed four percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Australia

			2025
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Australia Pacific LNG	47.5%	ConocoPhillips/Origin Energy	—	—	833	139
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
For additional information, see Note 4 and Note 8.
Exploration
We own a 51 percent working interest in both Exploration Permit (T/49P) and (VIC/P79) located in the Otway Basin, Australia, after transferring 29 percent working interest to Korea National Oil Corporation in 2025. From November 2025 to early 2026, we drilled two exploration wells in VIC/P79. The first well, Essington-1, encountered hydrocarbons and continues to be evaluated. The second well, Charlemont-1, found no commercial hydrocarbons and was expensed as a dry hole in the fourth quarter of 2025.

11	ConocoPhillips 2025 10-K

Business and Properties	Table of Contents
China

			2025
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Penglai	49.0%	CNOOC	34	—	—	34
Penglai
The Penglai 19-3, 19-9 and 25-6 fields are located in the Bohai Bay Block 11/05 and are being developed in stages from large offshore platforms and a FPSO. Most of the crude oil produced from the block is sold to the domestic market in China, with the remainder exported to international markets.
Phase 4B consists of two wellhead platforms. First production was achieved in the fourth quarter of 2023. This project could include up to 144 new wells, 95 of which have been completed and brought online as of December 2025.
Phase 5 consists of two new wellhead platforms and four wellhead platform expansions. First production was achieved in the fourth quarter of 2024. This project could include up to 91 new wells, 25 of which have been completed and brought online as of December 2025.
Malaysia

			2025
	Interest	Operator	Crude Oil MBD	NGL MBD	Natural Gas MMCFD	Total MBOED
Average Daily Net Production
Gumusut	29.5%	Shell	14	—	—	14
Malikai	35.0	Shell	1	—	63	12
Kebabangan (KBB)	30.0	ConocoPhillips	9	—	—	9
Siakap North-Petai	21.0	PTTEP	1	—	—	1
Total Malaysia			25	—	63	36

We have varying stages of exploration, development and production activities in Malaysia, with working interests in four PSCs, and as of January 2025, sole operatorship at the Kebabangan Cluster (KBBC), our first operated producing asset in
Malaysia. These PSCs are located in waters off the eastern Malaysian state of Sabah: Block G, Block J, KBBC and the Ubah Cluster.

Block J
Gumusut
We own a 29.5 percent working interest in the unitized Gumusut Field. Development associated with Gumusut Phase 4, a four-well program targeting the Brunei acreage of the unitized Gumusut Field that straddles Malaysia and Brunei waters, completed drilling in 2024 with first production achieved in early 2025. The unitized Gumusut Field is operated on a FPS with oil evacuation via a pipeline to the Sabah Oil and Gas Terminal (SOGT) for tanker liftings.
KBBC
We own a 30 percent working interest in the KBB, Kamunsu East and Kamunsu East Upthrown Canyon gas and condensate fields.
KBB
Gas is transported from the KBB platform via pipeline for sale to the domestic gas market. Since 2019, KBB tied-in to a nearby third-party floating LNG vessel, which provided additional gas offtake capacity.

ConocoPhillips 2025 10-K	12

Business and Properties	Table of Contents
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
Exploration
We operate one exploration PSC with a 35 percent working interest in the Ubah Cluster. Located off the coast of Sabah, offshore Malaysia and near the KBBC, the Ubah Cluster encompasses 11 thousand net acres. We continue to evaluate the block and are using information from seismic to optimize future plans.

At the beginning of 2025, we operated two additional exploration PSCs off the coast of Sarawak, offshore Malaysia, Block SK304 encompassing 1.8 million net acres and Block WL4-00 encompassing 0.3 million net acres. We relinquished both blocks, effective in the first and fourth quarter of 2025, respectively.

13	ConocoPhillips 2025 10-K

Business and Properties	Table of Contents
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
LNG

Gate
Zeebrugge
German
Dunkerque
ECA
PALNG
Rio Grande
Qatar
Equatorial Guinea
APLNG
Commercial LNG
Resource LNG
LNG Regasification

We have investments in LNG facilities which are supplied with equity gas production in Australia, Qatar and Equatorial Guinea. We also have a 30 percent direct equity holding in Port Arthur Liquefaction Holdings, LLC (PALNG) for Phase 1 of the Port Arthur LNG project, which is scheduled to start up in 2027. Additionally, as part of our LNG strategy to build a dynamic portfolio and expand our footprint across the value chain, we have various commercial LNG offtake agreements in North America totaling 10.2 MTPA with offtake commencing between 2026-2031. Furthermore, we currently have a total regasification capacity in Europe of approximately 6.7 MTPA. We continue to progress discussions across all major LNG producing and consuming regions and markets to further add high-quality positions to our portfolio. See Note 3.

ConocoPhillips 2025 10-K	14

Business and Properties	Table of Contents
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

We are the second-largest LNG liquefaction technology provider globally based on total global installed production capacity. Our Optimized Cascade® LNG liquefaction technology has been licensed for use in 28 LNG trains around the world, with FEED studies ongoing for additional trains.

We continue to evaluate opportunities to support our operational emissions reduction objectives and evaluate lower carbon opportunities for future competitive investment with the same discipline we follow in our traditional business investment and capital allocation process.
Delivery Commitments
We sell crude oil and natural gas from our producing operations under a variety of contractual arrangements, some of which specify the delivery of a fixed and determinable quantity. Our commercial organization also enters into natural gas sales contracts where the source of the natural gas used to fulfill the contract can be the spot market or a combination of our reserves and the spot market. Worldwide, we are contractually committed to deliver approximately 9 MTPA of LNG, 820 billion cubic feet of natural gas and 175 million barrels of crude oil in the future. These contracts have various expiration dates through the year 2042. We have a variety of options to fulfill our delivery commitments including third-party purchases, as supported by our gas management and power supply agreements, LNG sales agreements, proved developed reserves and PUDs. See the disclosure on “Proved Undeveloped Reserves” in the “Supplementary Data - Oil and Gas Operations” section following the Notes to Consolidated Financial Statements, for information on the development of PUDs.
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

15	ConocoPhillips 2025 10-K

Business and Properties	Table of Contents
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
At year-end 2025, we had approximately 9,900 employees in 14 countries. A table of 2025 employees by country is shown below:

2025 Employees by Country	Percent of Total
U.S.	62%
Norway	16
Canada	8
Equatorial Guinea	4
Malaysia	3
Other Global Locations	7
Total	100%

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

ConocoPhillips 2025 10-K	16

Business and Properties	Table of Contents
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
General
The environmental information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 53 under the caption "Environmental" and beginning on page 55 under the caption “Climate Change” is incorporated herein by reference. It includes information on expensed and capitalized environmental costs for 2025 and those expected for 2026 and 2027.
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

17	ConocoPhillips 2025 10-K

Risk Factors	Table of Contents
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
Among the most significant factors impacting our revenues, operating results and future rate of growth are the sales prices for crude oil, bitumen, LNG, natural gas and NGLs. These prices are tied to market prices that can fluctuate widely due to factors beyond our control. For example, over the course of 2025, WTI crude oil prices ranged from a high of $80 per barrel in January to a low of $55 per barrel in December. Given the volatility in the drivers of commodity prices and our associated realizations, the worldwide political and economic environment, including potential economic slowdowns or recessions, unexpected shocks to supply and demand, or increased uncertainty generated by armed hostilities and geopolitical tension and escalations in various oil-producing regions around the globe, prices for crude oil, bitumen, LNG, natural gas and NGLs may continue to be volatile.
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

ConocoPhillips 2025 10-K	18

Risk Factors	Table of Contents
Our ability to successfully execute on our plans to reduce operational GHG emissions intensity is subject to a number of risks and uncertainties and such reductions may be costly and challenging to achieve.
Our framework for managing climate-related business risk is set out in our Climate-related Risk Strategy, which describes our strategic flexibility, approach to reducing Scope 1 and 2 emissions intensity, technology choices and engagement efforts. Among other things, we have set near- and medium-term GHG intensity reduction targets, as well as targets around flaring and methane. Our ability to achieve the stated targets, goals and ambitions within the Climate-related Risk Strategy's framework is subject to a number of risks and uncertainties beyond our control, including government policies and markets, acceptance of carbon capture technologies, development of markets and potential permitting and regulatory changes, all of which may impair our ability to execute on current or future plans. In addition, the pace of development of effective emissions measurement and abatement technologies, and the actual pace of deployment may be inadequate, or the technologies actually developed may be insufficient to allow us to achieve our stated targets, goals and ambitions.

Furthermore, executing our Climate-related Risk Strategy could be costly, is likely to encounter unforeseen obstacles, will proceed at varying paces and may be accomplished in a manner that we cannot predict at this time. We expect to be required to purchase emission credits and/or offsets in the future. There may be an insufficient supply of offsets, and we could incur increasingly greater expenses related to our purchase of such offsets. Even if we are able to acquire an adequate amount of such offsets at satisfactory prices, investors, regulators or other third parties may not perceive this practice as an acceptable means of achieving our operational emission reduction targets. As advanced technologies are developed to accurately measure emissions, we may be required to revise our emissions estimates and reduction goals or otherwise revise aspects of our Climate-related Risk Strategy. We may be adversely affected and potentially need to reduce economic end-of-field life of certain assets and impair associated net book value due to the emissions intensity of some of our assets. Even if we meet our goals, our efforts may be characterized as insufficient.

We continue to evaluate low carbon opportunities for potential future investment in support of our operational emission reduction targets. Such potential investments may expose us to numerous financial, legal, operational, reputational and other risks and may not ultimately contribute materially to operational emissions reductions. The success of any such investment will depend in part upon the cooperation of government agencies, the support of stakeholders, the development of relevant markets for low carbon fuels, our ability to research and forecast potential investments, willingness of industry partners to collaborate and our ability to apply our existing strengths and expertise to new technologies, projects and markets.

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

19	ConocoPhillips 2025 10-K

Risk Factors	Table of Contents
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
Our ability to sell and deliver the crude oil, bitumen, LNG, natural gas and NGLs that we produce also depends on the availability, proximity and capacity of gathering, processing, compression, transportation and pipeline facilities and equipment, as well as any necessary diluents to prepare our crude oil, bitumen, LNG, natural gas and NGLs for transport. The facilities, equipment and diluents we rely on may be temporarily unavailable to us due to market conditions, extreme weather events, permitting delays and other regulatory matters, mechanical reasons or other factors or conditions, many of which are beyond our control. In addition, in certain newer plays, the capacity of necessary facilities, equipment and diluents may not be sufficient to accommodate production from existing and new wells, and construction and permitting delays, permitting costs and regulatory or other constraints could limit or delay the construction, manufacture or other acquisition of new facilities and equipment. If any facilities, equipment or diluents, or any of the transportation methods and channels that we rely on become unavailable for any period of time, we may incur increased costs to transport our crude oil, bitumen, LNG, natural gas and NGLs for sale; we may be forced to curtail our production of crude oil, bitumen, natural gas or NGLs, or we may not be able to meet all the objectives in our Climate-related Risk Strategy, such as reducing routine flaring.
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
Our operations are subject to a variety of hazards and risks that require significant and continuous oversight, such as the monitoring, prevention or mitigation of or protection from explosions; fires; product spills; severe weather; geological events; global health crises, such as epidemics and pandemics; labor disputes; geopolitical tensions and escalations; armed hostilities; terrorist or piracy attacks; sabotage; civil unrest or cyberattacks. Our operations are subject to additional hazards concerning exposure to and potential release of pollutants and toxic substances, as well as other environmental hazards and risks. For example, offshore activities may pose incrementally greater technological challenges, operating risks and potential for adverse consequences from operational failures because of complex subsurface conditions such as higher reservoir pressures, water depths and metocean conditions. All such hazards could result in loss of human life, significant property and equipment damage, environmental pollution, impairment of operations, substantial losses to us and damage to our reputation. Our business and operations may be disrupted if we do not respond, or are perceived not to respond, in an appropriate manner to any of these hazards and risks or any other major crisis or if we are unable to efficiently restore or replace affected operational components and capacity. Countermeasures to address global health crises, epidemics or pandemics may result in reduced demand for our products; disruptions to our supply chain, the global economy or financial or commodity markets; disruptions in our contractual arrangements with our service providers, suppliers and other counterparties; failures by our suppliers, contract manufacturers, contractors, joint venture partners and external business partners to meet their obligations to us; reduced workforce productivity; and voluntary or involuntary curtailments. Further, our insurance may not be adequate to compensate us for all resulting losses described above, and the cost to obtain adequate coverage may increase for us in the future or may not be available.

ConocoPhillips 2025 10-K	20

Risk Factors	Table of Contents
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
Any of these factors, or other cascading effects of such factors, could materially increase our costs; negatively impact our revenues or ability to implement and advance our Climate-related Risk Strategy; and damage our financial condition, results of operations, cash flows and liquidity position. The full extent and duration of any such impacts cannot be predicted at this time because of the lack of certainty surrounding their sources, causes and outcomes.

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
We have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of these laws and regulations. In addition, to the extent these expenditures are assumed by a buyer as a result of a disposition, it may result in our incurring substantial costs if the buyer is unable to satisfy these obligations. Any actual or perceived failure by us to comply with existing or future laws, regulations and other requirements could result in administrative or civil penalties, criminal fines, other enforcement actions or third-party litigation against us. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products, our business, financial condition, results of operations and cash flows in future periods, as well as our ability to implement and advance our Climate-related Risk Strategy could be adversely affected.
Existing and future laws, regulations and internal initiatives relating to global climate change, such as limitations on GHG emissions or provisions aimed at reducing such emissions, may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products.
Continuing political and societal attention to the issue of global climate change has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures to limit GHG emissions, such as cap and trade regimes, specific emission standards, carbon taxes, restrictive permitting, increased fuel efficiency standards and incentives or mandates for renewable and alternative energy. Although we may support the intent of legislative and regulatory measures aimed at addressing climate-related risks, the specifics of how and when they are enacted could result in a material adverse effect to our business, financial condition, results of operations and cash flows in future periods as well as our ability to implement and advance our Climate-related Risk Strategy.

For example, in 2024, New York and Vermont passed legislation seeking to hold certain energy companies financially responsible for state climate change mitigation and adaptation measures, following the "polluter pays" model of existing Superfund laws. This responsibility may include paying into a fund for infrastructure repairs and recovery from extreme

21	ConocoPhillips 2025 10-K

Risk Factors	Table of Contents
weather events that would otherwise be covered by the government. While only two U.S. states have enacted such laws to date, other states have introduced similar measures, and it is likely that more states will consider a similar approach. Compliance with such legislation may expose us to significant additional liabilities. Additionally, legislation has been introduced in certain U.S. states that would provide Attorneys General, insurers and individuals a right to recover against certain energy companies for alleged climate change impacts. Should such legislation become law, we may be exposed to additional, significant liabilities.

Furthermore, in December 2023, the EPA published a final rule that revises the regulations governing, among other things, the emission of methane and volatile organic compounds from new oil and gas production facilities and emission guidelines for states to use when revising Clean Air Act implementation plans to limit methane emissions from existing oil and gas facilities. However, in 2025 the EPA moved to dismantle some climate-related regulations (e.g. delaying compliance deadlines for methane standards and proposing to eliminate most obligations under the Greenhouse Gas Reporting Program). These policy swings create additional uncertainty for companies who need to plan for operations that will endure through administrations. These regulatory changes may also complicate our ability to access non-operated or joint venture emissions data to complete our inventory of emissions.

Additionally, international climate initiatives, such as the United Nations Conference of the Parties summits, continue to shape the global response to climate change. These summits can lead to commitments from numerous countries to meet the objectives of agreements like the Paris Agreement, through adopting country level regulation to reduce greenhouse gas emissions.

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

Furthermore, attention to global climate change has resulted in an increased likelihood of governmental investigations and private litigation, which could increase our costs or otherwise adversely affect our business. Beginning in 2017 and continuing through 2025, cities, counties, governments and other entities in several states/territories in the U.S. have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change impacts. Additional lawsuits with similar allegations are expected to be filed by governmental entities. In 2025, a putative class action was filed against oil and gas companies, including ConocoPhillips, seeking to hold energy companies liable for increased home insurance premiums allegedly due to climate change losses. The amounts claimed by plaintiffs are unspecified and the legal and factual issues involved in these cases are unprecedented. We believe these lawsuits are factually and legally meritless and are an inappropriate vehicle to address the challenges associated with climate change, and we will vigorously defend against such lawsuits. The ultimate outcome and impact to us cannot be predicted with certainty, and we expect to incur substantial legal costs associated with defending these and similar lawsuits in the future. We could also receive lawsuits alleging a failure or lack of diligence to meet our publicly stated ESG goals or alleging misrepresentation related to our ESG activity.

ConocoPhillips 2025 10-K	22

Risk Factors	Table of Contents
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
In addition, certain interest groups have also proposed ballot initiatives, contested lease sales and challenged project permits, for example, to restrict oil and natural gas development generally as well as specific projects, including the Willow project in Alaska. In the event that ballot initiatives, local, state, or national restrictions or prohibitions are adopted and result in more stringent limitations on the production and development of oil and natural gas in areas where we conduct operations, we may incur significant costs to comply with such requirements or may experience delays or curtailment in the permitting or pursuit of exploration, development or production activities. Such compliance costs and delays, curtailments, limitations or prohibitions could have a material adverse effect on our business, prospects, results of operations, financial condition, liquidity and ability to implement and advance the Climate-related Risk Strategy.
Political and economic factors in international markets could have a material adverse effect on us.
Approximately 29 percent of our hydrocarbon production was derived from production outside the U.S. in 2025, and 31 percent of our proved reserves, as of December 31, 2025, were located outside the U.S. We are subject to risks associated with our operations in foreign jurisdictions and international markets, including changes in foreign governmental policies relating to crude oil, bitumen, LNG, natural gas or NGLs pricing and taxation; other regulatory or economic developments (including the macro effects of U.S. and international trade policies and disputes); disruptive geopolitical conditions such as recent conflict escalation in the Middle East and Eastern Europe; and international monetary and currency rate fluctuations. Restrictions on production of oil and gas could increase to the extent governments view such measures as a viable approach for pursuing national and global energy security and climate policies. In addition, some countries where we operate lack a fully independent judiciary system. This, coupled with changes in foreign law or policy, results in a lack of legal certainty that exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as expropriations. Actions by host governments, such as the expropriation of our oil assets by the Venezuelan government, have affected operations significantly in the past and may continue to do so in the future.
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
Any of these actions could adversely affect our business or operating results, including our ability to implement and advance the Climate-related Risk Strategy.

23	ConocoPhillips 2025 10-K

Risk Factors	Table of Contents
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

We paid a quarterly ordinary dividend to our shareholders in each quarter of 2025. Our Board may determine not to pay a dividend in a quarter or may cease declaring a dividend at any time.
Additionally, as of December 31, 2025, up to $25.7 billion of share repurchase authority remained. Our share repurchase program does not obligate us to acquire a specific number of shares during any period, and our decision to commence, discontinue or resume repurchases in any period will depend on the same factors that our Board of Directors may consider when declaring dividends, among other factors. In the past, we have suspended our share repurchase program in response to market downturns, including as a result of the oil market downturn that began in early 2020, and we may do so again in the future.
Any downward revision in the amount of our ordinary dividend or the volume of shares we purchase under our share repurchase program could have an adverse effect on the market price of our common stock.

ConocoPhillips 2025 10-K	24

Risk Factors	Table of Contents
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

In addition, we have exposure to cybersecurity risks where our data and proprietary information are collected, hosted, and/or processed by third-party cloud and service providers. In addition, many of our vendors, including suppliers that are closely integrated into our business, have been victims of cybersecurity attacks that have accessed and exfiltrated information from their systems. Our risks may be exacerbated by a delay or failure to detect a cybersecurity incident or to understand the full extent of such incident notwithstanding our risk management processes and controls. We face risks associated with new and ever-increasing phishing techniques, hidden malware, as well as risks associated with electronic data proliferation and technology digitization. We also face increased risk with the increased sophistication of generative artificial intelligence capabilities, which may improve or expand the existing capabilities of cybercriminals described above in a manner we cannot predict at this time.
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
For additional information regarding our cybersecurity risk management, strategy and governance, see Item 1C. Cybersecurity.

25	ConocoPhillips 2025 10-K

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

ConocoPhillips 2025 10-K	26

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

Cybersecurity Governance

Management's Role
A dedicated CISO leads the IT/OT Security Team and is responsible for our cybersecurity risk management and strategy. The CISO has over 20 years of experience in security, of which 18 years is specific to cybersecurity and has served as a CISO since 2013, having joined ConocoPhillips as CISO in 2022. The CISO holds a master’s degree and is a Certified Information Security Professional. The CISO reports to the CD&IO, who holds a master’s degree in information technology and has served as Chief Information Officer/Chief Technology Officer and various roles in information technology for over 29 years. The CD&IO reports to the Executive Vice President, Global Operations and Technical Functions. This management team assesses and manages risks associated with cybersecurity.

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

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the year ended December 31, 2025. See Note 9 for information regarding other legal and administrative proceedings.

27	ConocoPhillips 2025 10-K

Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers

Name	Age*	Current and Prior Positions (up to five years)

Kontessa S. Haynes-Welsh	51
Vice President, Finance and Controller (since March 2025)
Vice President and Treasurer (November 2022 to February 2025)
Chief Accounting Officer (March 2021 to October 2022)
Assistant Controller (January 2020 to February 2021)
Manager, Strategy, Planning and Portfolio Management (June 2018 to January 2020)

Heather G. Hrap	53	Senior Vice President, Human Resources and Real Estate and Facilities Services (since March 2022) Vice President, Human Resources (January 2019 to February 2022)
Kirk L. Johnson	50
Executive Vice President, Global Operations and Technical Functions (since June 2025)
Senior Vice President, Global Operations (March 2024 to May 2025)
Senior Vice President, Lower 48 Assets and Operations (May 2022 to February 2024)
Vice President, Corporate Planning and Development (June 2021 to April 2022)
President Canada (June 2018 to May 2021)

Ryan M. Lance	63	Chairman of the Board of Directors and Chief Executive Officer (since May 2012)
Andrew D. Lundquist	65	Senior Vice President, Government Affairs (since February 2013)
Andrew M. O'Brien	51
Chief Financial Officer and Executive Vice President, Strategy & Commercial (since June 2025)
Senior Vice President, Strategy, Commercial, Sustainability and Technology (March 2024 to May 2025)
Senior Vice President, Global Operations (November 2022 to February 2024)
Vice President and Treasurer (May 2021 to October 2022)
Vice President, Corporate Planning and Development (August 2020 to May 2021)

Nicholas G. Olds	56
Executive Vice President, Lower 48 and Global HSE (since January 2026)
Executive Vice President, Lower 48 (November 2022 to December 2025)
Executive Vice President, Global Operations (September 2021 to October 2022)
Senior Vice President, Global Operations (August 2020 to September 2021)
Vice President, Corporate Planning and Development (June 2018 to August 2020)

Kelly B. Rose	59	Senior Vice President, Legal, General Counsel and Corporate Secretary (since September 2018)

*On February 17, 2026.
There are no family relationships among any of the officers named above. Each officer of the company is elected by the Board of Directors at its first meeting after the Annual Meeting of Stockholders and thereafter as appropriate. Each officer of the company holds office from the date of election until the first meeting of the directors held after the next Annual Meeting of Stockholders or until a successor is elected. The date of the next annual meeting is May 12, 2026.

ConocoPhillips 2025 10-K	28

Part II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ConocoPhillips’ common stock is traded on the NYSE under the symbol “COP.”
Cash Dividends Per Share

	2025	2024
	Ordinary	Ordinary	VROC
First	$0.78	0.58	0.20
Second	0.78	0.58	0.20
Third	0.78	0.58	0.20
Fourth	0.84	0.78	—
Number of Stockholders of Record at January 31, 2026*			46,054
Dividends shown above reflect the quarter in which the dividends were declared.
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
Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2025	5,084,464	$90.02	5,084,464	$26,274
November 1-30, 2025	3,277,056	88.28	3,277,056	25,985
December 1-31, 2025	2,963,034	92.81	2,963,034	25,710
	11,324,554		11,324,554
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.
In late 2016, we initiated our current share repurchase program. In October 2024, our Board of Directors approved an increase from our previous authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate repurchases. As of December 31, 2025, we had repurchased $39.3 billion of shares since 2016. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. For more information, see “Item 1A—Risk Factors – Our ability to execute our capital return program is subject to certain considerations.”

29	ConocoPhillips 2025 10-K

Stock Performance Graph
The following graph shows the cumulative TSR for ConocoPhillips’ common stock in each of the five years from December 31, 2020 to December 31, 2025. The graph also compares the cumulative total returns for the same five-year period with the S&P 500 Index and our performance peer group consisting of APA Corporation, Chevron, Devon Energy, Diamondback Energy, EOG Resources, ExxonMobil and Occidental Petroleum weighted according to the respective peer’s stock market capitalization at the beginning of each annual period. Due to Chevron’s acquisition of Hess Corporation in 2025, Hess Corporation has been removed from our performance peer group and has been excluded from all five years of the peer group performance.
The comparison assumes $100 was invested on December 31, 2020, in ConocoPhillips stock, the S&P 500 Index and ConocoPhillips’ peer group and assumes that all dividends were reinvested. The cumulative total returns of the peer group companies' common stock do not include the cumulative total return of ConocoPhillips’ common stock. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ConocoPhillips 2025 10-K	30

Management’s Discussion and Analysis	Table of Contents
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
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies, based on both production and reserves, with operations and activities in 14 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; global LNG developments; oil sands in Canada; and an inventory of global exploration prospects. Headquartered in Houston, Texas, at December 31, 2025, we employed approximately 9,900 people worldwide and had total assets of $122 billion.

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
As the global energy industry continues to evolve, we remain committed to creating long-term value for our stockholders. We believe ConocoPhillips plays an essential role in responsibly meeting the global demand for energy, while continuing to deliver competitive returns on and of capital and working to meet our previously established emissions-reduction targets. Our value proposition to deliver competitive returns to stockholders through price cycles is guided by our foundational principles, which consist of maintaining balance sheet strength, providing peer-leading distributions, making disciplined investments, and demonstrating responsible and reliable ESG performance.
Total company production in 2025 was 2,375 MBOED, yielding cash provided by operating activities of $19.8 billion. We invested $12.6 billion into the business in the form of capital expenditures and investments and provided returns of capital to shareholders of $9.0 billion through our ordinary dividend and share repurchases. In 2025, we returned $4.0 billion through the ordinary dividend, inclusive of an increase in December of eight percent to 84 cents per share. In addition, we returned $5.0 billion to shareholders through share repurchases. As of December 31, 2025, we have repurchased $39.3 billion of shares of our authorized share repurchase program since 2016. In February 2026, we declared a first-quarter ordinary dividend of 84 cents per share.

31	ConocoPhillips 2025 10-K

Management’s Discussion and Analysis	Table of Contents
In November 2024, we completed our acquisition of Marathon Oil. In the first half of 2025, we completed the asset integration of Marathon Oil and by year-end 2025 achieved more than $1 billion of synergies on a run-rate basis and approximately $1 billion of one-time benefits. These one-time benefits include $0.5 billion recognized previously upon close of the transaction related to the utilization of foreign tax credits, with the remainder related to cash tax benefits from net operating losses, most of which was recognized in 2025. See Note 3.

Separately, in the second half of 2025, we announced incremental cost reductions and margin enhancements of more than $1 billion anticipated on a run-rate basis by year-end 2026. In late 2025, we initiated a restructuring, reducing our overall employee workforce, which in addition to lease operating cost improvements and opportunities in transportation and processing is expected to contribute approximately $0.8 billion in cost reductions. We anticipate the remaining approximately $0.2 billion to be achieved through margin expansion.

In August 2025, we announced a total disposition target of $5 billion by year-end 2026. We disposed of $3.2 billion of assets in 2025 and we expect to meet our $5 billion disposition target by year-end 2026. Completed dispositions to date include the Ursa and Europa fields and Ursa Oil Pipeline Company LLC for net proceeds of $0.7 billion, the Anadarko Basin for net proceeds of $1.2 billion and other noncore Lower 48 and Corporate assets for approximately $1.3 billion. See Note 3.

As part of our LNG strategy to build a dynamic portfolio and expand our footprint across the value chain, we have various commercial LNG offtake agreements in North America totaling 10.2 MTPA with offtake commencing between 2026-2031. Furthermore, we currently have a total regasification capacity in Europe of approximately 6.7 MTPA. We continue to progress discussions across all major LNG producing and consuming regions and markets to further add high-quality positions to our portfolio.

Operationally, we remain focused on safely executing the business while also progressing key strategic initiatives. At Willow, we made significant progress and achieved critical milestones, successfully completing our largest winter season. In the Lower 48, we integrated Marathon Oil assets into our portfolio, focusing on operating and capital efficiencies. Internationally, we became the sole operator of the Kebabangan Cluster (KBBC) PSC in Malaysia in January 2025, extending the PSC to 2050 and making KBBC our first operated producing asset in Malaysia. In Canada, we achieved first oil at Surmont Pad 104W-A in December 2025. Additionally, our equity LNG projects continued to advance at NFE and NFS in Qatar and PALNG on the U.S. Gulf Coast.

The relevant provisions of the One Big Beautiful Bill Act (OBBBA), enacted on July 4, 2025, were implemented during the third quarter of 2025. While OBBBA did not have a material effect on our effective tax rate for the quarter, the changes introduced by the legislation impacted our current and deferred tax calculations, with approximately $0.4 billion cash tax benefit recognized in 2025.

Production for 2025 was 2,375 MBOED, representing an increase of 388 MBOED or 20 percent compared to 2024. After adjusting for closed acquisitions and dispositions, production increased by 57 MBOED or 2.5 percent.

ConocoPhillips 2025 10-K	32

Management’s Discussion and Analysis	Table of Contents

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
Balance sheet strength. A strong balance sheet is a strategic asset that provides flexibility through price cycles. We strive to maintain our ‘A’-rating, as we did throughout 2025. In 2025, the company retired $0.7 billion principal amount of debt at maturity. We ended the year with cash and cash equivalents and restricted cash of $6.9 billion, short-term investments of $0.5 billion and long-term investments in debt securities of $1.1 billion, maintaining balance sheet strength.
Peer-leading distributions. We believe in delivering value to our shareholders via our return of capital framework, which consists of a growing, sustainable ordinary dividend and share repurchases. This framework is how we plan to return greater than 30 percent of our net cash provided by operating activities to shareholders. In 2025, we returned $4.0 billion to shareholders through our ordinary dividend and $5.0 billion through share repurchases. Our combined dividends and share repurchases of $9.0 billion represented 46 percent of our net cash provided by operating activities.
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
•Exercise capital discipline. Our global portfolio is deep, diverse and durable. As we consider our capital investment opportunities, we apply a rigorous framework that we believe allows for competitive free cash flow to be available to return to shareholders. We believe allocating capital based on low cost of supply resource base will result in higher returns and drive resiliency through low prices. We also balance our investments between short- and longer-cycle projects. For example, in 2025, we continued to invest in short-cycle projects in the Lower 48 segment, as well as longer-cycle projects such as Willow in Alaska. This capital allocation framework seeks to maximize free cash flow through price cycles. Cost of supply is the WTI equivalent price that generates a 10 percent after-tax return on a point-forward and fully burdened basis. Fully burdened basis includes capital infrastructure, foreign currency exchange rates, cost of carbon, price-related inflation and G&A.
•Control our costs. Controlling our costs, without compromising safety or environmental stewardship, is a high priority. Using various methodologies, we monitor costs monthly, on an absolute-dollar basis and a per-unit basis, and report to management. Managing costs is critical to maintaining a competitive position in our cyclical industry and positively impacts our ability to deliver strong cash from operations.

In the second half of 2025, we announced incremental cost reductions and margin enhancements of more than $1 billion anticipated on a run-rate basis by year-end 2026. In late 2025, we initiated a restructuring, reducing our overall employee workforce, which in addition to lease operating cost improvements and opportunities in transportation and processing, is expected to contribute approximately $0.8 billion in cost reductions. We anticipate the remaining approximately $0.2 billion to be achieved through margin expansion.
•Optimize our portfolio. We continually evaluate our assets to determine whether they compete for capital within our portfolio and optimize as necessary, directing capital towards the most competitive investments and disposing of assets that do not compete.
In 2025, we divested assets in Lower 48 including the Ursa and Europa fields and Ursa Oil Pipeline Company LLC, assets in the Anadarko basin and other noncore assets. See Note 3.

33	ConocoPhillips 2025 10-K

Management’s Discussion and Analysis	Table of Contents
•Add to our proved reserve base. We primarily add to our proved reserve base in three ways:
•Acquire interests in existing or new fields.
•Apply new technologies and processes to improve recovery from existing fields.
•Successfully explore, develop and exploit new and existing fields.
Reserve replacement represents the net change in proved reserves, net of production, divided by our current year production. Our reserve replacement was 80 percent in 2025, reflecting a net decrease from dispositions in noncore assets in Lower 48 and lower prices, partially offset by development drilling activity and extensions and discoveries. Our organic reserve replacement, which excludes a net decrease of 165 MMBOE from sales and purchases, was 99 percent in 2025.
In the three years ended December 31, 2025, our reserve replacement was 145 percent. Our organic     reserve replacement during the three years ended December 31, 2025, which excludes a net increase of 905 MMBOE related to sales and purchases, was 106 percent.

See "Supplementary Data - Oil and Gas Operations" for more information.
Environmental, Social and Governance performance. We are committed to the efficient and effective exploration and production of oil and natural gas. We seek to deliver energy to the world through an integrated management system that assesses sustainability-related business risks and opportunities as part of our decision-making process, and remain committed to our targets. Recognizing the importance of ESG performance to our stakeholders and company success, we have a governance structure that extends from the board of directors to executive leadership and business unit managers.

For more information on our commitment to responsible and reliable ESG performance, see "Contingencies—Company Response to Climate-Related Risks" section of Management's Discussion and Analysis of Financial Condition and Results of Operation.

ConocoPhillips 2025 10-K	34

Management’s Discussion and Analysis	Table of Contents
Commodity Prices
Commodity prices and the associated realizations are the most significant factor impacting our profitability and related returns on and of capital to our shareholders. Dynamics that could influence world energy markets and commodity prices include, but are not limited to, global economic health, supply or demand disruptions or fears thereof caused by civil unrest, global pandemics, military conflicts, actions taken by OPEC Plus and other major oil producing countries, environmental laws, tariffs, governmental policies and weather-related disruptions. Our strategy is to create value through price cycles by delivering on the financial, operational and ESG priorities that underpin our value proposition.

Our earnings and operating cash flows generally correlate with price levels for crude oil and natural gas, which are subject to factors external to the company and over which we have no control. The following graph depicts the trend in average benchmark prices for WTI crude oil, Brent crude oil and U.S. Henry Hub natural gas since 2023.

The following table presents average prices for 2025 compared to 2024:

Industry Prices	2025	2024	Change
Brent ($ per BBL)	$69.06	80.76	(14)%
WTI ($ per BBL)	64.81	75.72	(14)%
Henry Hub ($ per MMBTU)	3.43	2.27	51%

Average Realized Prices
Bitumen realized price ($ per BBL)	$40.74	47.92	(15)%
Total realized price ($ per BBL)	$47.01	58.39	(19)%

Crude and bitumen prices were lower through 2025 as global oil supplies increased faster than global oil demand.

Natural gas prices increased due to stronger demand and lower inventory levels relative to 2024.
Our worldwide annual average realized price decrease was driven by lower crude and bitumen prices.

35	ConocoPhillips 2025 10-K

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
Significant items during 2025 and recent announcements included the following:
•Reported fourth-quarter 2025 earnings per share of $1.17;
•Generated cash provided by operating activities of $19.8 billion;
•Distributed $9.0 billion to shareholders, including $5.0 billion through share repurchases and $4.0 billion through the ordinary dividend;
•Ended the year with cash, cash equivalents, restricted cash and short-term investments of $7.4 billion and long-term investments of $1.1 billion.
•Delivered full-year total company and Lower 48 production of 2,375 MBOED and 1,484 MBOED, respectively;
•Completed the integration of Marathon Oil and doubled synergy capture to more than $1 billion on a run-rate basis in 2025; achieved an additional ~$1 billion of one-time benefits;
•On track to achieve incremental cost reductions and margin enhancements of more than $1 billion on a run-rate basis by year-end 2026;
•Closed $3.2 billion in dispositions in 2025 and on track to meet $5 billion total disposition target by year-end 2026;
•Continued to advance Willow project in Alaska and equity LNG projects at NFE and NFS in Qatar and PALNG on the U.S. Gulf Coast; all projects remain on schedule with NFE startup expected in the second half of 2026;
•Achieved Lower 48 drilling and completion efficiency improvements of more than 15% year over year;
•Advanced commercial LNG strategy by placing initial 5 MTPA of PALNG Phase 1 offtake; secured additional offtake of 5 MTPA to bring total commercial offtake portfolio to 10 MTPA;
•Signed an agreement to extend the Waha Concession in Libya through 2050, with new fiscal terms, subject to normal regulatory approvals; and
•Achieved first oil at Surmont Pad 104W-A in the fourth quarter, ahead of schedule.

Outlook
Capital, Production and DD&A
Guidance for 2026 includes capital expenditures of approximately $12 billion.
Production guidance is 2.33 to 2.36 MMBOED. First-quarter 2026 production is expected to be 2.30 to 2.34 MMBOED, inclusive of weather-related downtime.
DD&A is expected to be $11.7 to $11.9 billion.
Operating Segments
We manage our operations through five operating segments, which are primarily defined by geographic region: Alaska; Lower 48; Canada; Europe, Middle East and North Africa; and Asia Pacific. Effective in the fourth quarter of 2025, we determined that our former Other International operating segment, which consisted of activities associated with prior operations in other countries, was no longer an operating segment. Residual results are aggregated into Corporate and Other. Our historical operating segment reporting has been recast to reflect this change.
Our combined Corporate and Other represents income and costs not directly associated with an operating segment, such as most interest income and expense; impacts from certain debt transactions; corporate overhead and certain technology activities, including licensing revenues; and unrealized holding gains or losses on equity securities. All cash and cash equivalents and short-term investments are included in Corporate and Other.
Our key performance indicators, shown in the statistical tables provided at the beginning of the operating segment sections that follow, reflect results from our operations, including commodity prices and production.

ConocoPhillips 2025 10-K	36

Results of Operations	Table of Contents
Results of Operations
This section of the Form 10-K discusses year-to-year comparisons between 2025 and 2024. For discussion of year-to-year comparisons between 2024 and 2023, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our 2024 10-K.
Consolidated Results
Summary Operating Statistics

	2025	2024	2023
Average Net Production
Crude oil (MBD)
Consolidated operations	1,133	969	923
Equity affiliates	12	13	13
Total crude oil	1,145	982	936

Natural gas liquids (MBD)
Consolidated operations	411	304	279
Equity affiliates	8	8	8
Total natural gas liquids	419	312	287

Bitumen (MBD)	133	122	81

Natural gas (MMCFD)
Consolidated operations	2,859	2,200	1,916
Equity affiliates	1,206	1,233	1,219
Total natural gas	4,065	3,433	3,135

Total Production (MBOED)	2,375	1,987	1,826
Total Production (MMBOE)	867	727	666

	Dollars Per Unit
Average Sales Prices
Crude oil (per BBL)
Consolidated operations	$65.58	76.74	78.97
Equity affiliates	68.94	76.76	78.45
Total crude oil	65.62	76.74	78.96

Natural gas liquids (per BBL)
Consolidated operations	20.59	22.43	22.12
Equity affiliates	46.20	51.53	47.09
Total natural gas liquids	21.07	23.19	22.82

Bitumen (per BBL)	40.74	47.92	42.15

Natural gas (per MCF)
Consolidated operations	3.40	2.61	3.89
Equity affiliates	6.83	8.22	8.46
Total natural gas	4.44	4.69	5.69

37	ConocoPhillips 2025 10-K

Results of Operations	Table of Contents

	Millions of Dollars
Worldwide Exploration Expenses
General and administrative; geological and geophysical, lease rental, and other	$226	309	236
Leasehold impairment	91	6	53
Dry holes	90	40	109
Total Exploration Expenses	$407	355	398

Total Company Production

We explore for, produce, transport and market crude oil, bitumen, natural gas, NGLs and LNG on a worldwide basis. At December 31, 2025, our operations were producing in the U.S., Norway, Canada, Australia, China, Malaysia, Qatar, Libya and Equatorial Guinea.
Total production of 2,375 MBOED increased 388 MBOED or 20 percent in 2025 compared with 2024. Production increases include:
•New wells online in the Lower 48, Canada, Australia, Norway, Alaska, Libya, China and Malaysia.
•Our acquisition of Marathon Oil in the fourth quarter of 2024.
The increase in production during 2025 was partly offset by normal field decline.
After adjusting for closed acquisitions and dispositions, production increased by 57 MBOED or 2.5 percent.

ConocoPhillips 2025 10-K	38

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.
Below is select financial data provided on a consolidated basis. The full income statement can be found in Item 8. Financial Statements and Supplementary Data.

	Millions of Dollars
Years Ended December 31	2025	2024	2023

Sales and other operating revenues	$58,944	54,745	56,141
Equity in earnings of affiliates	1,335	1,705	1,720
Gain (loss) on dispositions	731	51	228
Purchased commodities	22,325	20,012	21,975
Production and operating expenses	10,331	8,751	7,693
Selling, general and administrative expenses	893	1,158	705
Depreciation, depletion and amortization	11,500	9,599	8,270
Other expenses	20	181	2
Income tax provision (benefit)	4,668	4,427	5,331

Sales and other operating revenues increased $4,199 million in 2025, primarily due to higher volumes of $6,197 million, inclusive of sales volumes from our acquisition of Marathon Oil and higher realized gas prices of $824 million and the timing of sales as compared to 2024. These increases were partially offset by lower realized crude and bitumen prices of $4,615 million and $349 million, respectively. See Note 3.
Equity in earnings of affiliates decreased $370 million in 2025, primarily due to lower earnings driven by lower LNG and crude prices.
Gain (loss) on dispositions increased $680 million in 2025, primarily due to gains associated with the divestitures of the Ursa and Europa fields and Ursa Oil Pipeline Company LLC and other noncore assets in our Lower 48 segment. See Note 3.
Purchased commodities increased $2,313 million in 2025, primarily due to higher purchased volumes associated with our acquisition of Marathon Oil, higher natural gas prices and higher purchased crude volumes, partly offset by lower crude prices. See Note 3
Production and operating expenses increased $1,580 million in 2025, primarily due to impacts from our acquisition of Marathon Oil in the fourth quarter of 2024 and $216 million of severance costs related to a restructuring. See Note 3 and See Note 14.

Selling, general and administrative expenses decreased $265 million in 2025, primarily due to the absence of transaction expenses of $545 million associated with our acquisition of Marathon Oil in 2024, partially offset by severance costs related to a restructuring in 2025. See Note 3 and See Note 14.

DD&A increased $1,901 million in 2025 primarily due to impacts from our acquisition of Marathon Oil in the fourth quarter of 2024 and higher production volumes. See Note 3.

Other expenses decreased $161 million primarily related to the absence of a loss of $173 million associated with the extinguishment of debt in the fourth quarter of 2024. See Note 7.

See Note 15—Income Taxes for information regarding our income tax provision and effective tax rate.

39	ConocoPhillips 2025 10-K

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of Segment Results is after-tax.
A summary of the company’s net income (loss) by business segment follows:

	Millions of Dollars
Years Ended December 31	2025	2024	2023

Alaska	$730	1,326	1,778
Lower 48	5,264	5,175	6,461
Canada	741	712	402
Europe, Middle East and North Africa	1,224	1,189	1,189
Asia Pacific	1,167	1,724	1,961
Segments Total	9,126	10,126	11,791
Corporate and Other	(1,138)	(881)	(834)
Net income (loss)	$7,988	9,245	10,957

For further discussion of segment results, see the following pages.

ConocoPhillips 2025 10-K	40

Results of Operations	Table of Contents
Alaska

	2025	2024	2023
Select financial data by segment before-tax ($MM)
Sales and other operating revenues ($MM)	$5,638	6,553	7,098
Production and operating expenses ($MM)	2,158	1,951	1,829
Depreciation, depletion and amortization ($MM)	1,399	1,299	1,061
Taxes other than income taxes ($MM)	438	470	497

Net income (loss) ($MM)	$730	1,326	1,778

Average Net Production
Crude oil (MBD)	177	173	173
Natural gas liquids (MBD)	15	15	16
Natural gas (MMCFD)	41	39	38
Total Production (MBOED)	199	194	195
Total Production (MMBOE)	73	71	71

Average Sales Prices
Crude oil ($ per BBL)	$71.79	81.73	83.05
Natural gas ($ per MCF)	3.81	3.90	4.47
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. In 2025, Alaska contributed 12 percent of our consolidated liquids production and one percent of our consolidated natural gas production.
Net Income (Loss)
Alaska reported earnings of $730 million in 2025, compared with earnings of $1,326 million in 2024.

Decreases to earnings included lower revenues resulting from lower commodity prices of $509 million, partly offset by higher produced volumes of $78 million. Additional decreases to earnings included higher production and operating expenses of $151 million, driven by higher lease operating expenses and well work activity and severance costs related to a restructuring, and higher DD&A of $73 million, primarily driven by higher rates. See Note 14.
Production
Average production increased five MBOED in 2025 compared with 2024, primarily due to new wells online and less downtime.
The production increase was partly offset by normal field decline.

41	ConocoPhillips 2025 10-K

Results of Operations	Table of Contents
Lower 48

	2025	2024	2023
Select financial data by segment before-tax ($MM)
Sales and other operating revenues ($MM)	$41,395	37,026	38,237
Production and operating expenses ($MM)	5,856	4,751	4,199
Depreciation, depletion and amortization ($MM)	8,121	6,442	5,722
Taxes other than income taxes ($MM)	1,506	1,378	1,352

Net income (loss) ($MM)	$5,264	5,175	6,461

Average Net Production
Crude oil (MBD)	749	602	569
Natural gas liquids (MBD)	382	279	256
Natural gas (MMCFD)	2,119	1,625	1,457
Total Production (MBOED)	1,484	1,152	1,067
Total Production (MMBOE)	542	422	389

Average Sales Prices
Crude oil ($ per BBL)	$63.18	74.17	76.19
Natural gas liquids ($ per BBL)	20.64	22.02	21.73
Natural gas ($ per MCF)	1.74	0.87	2.12
The Lower 48 segment consists of operations located in the contiguous U.S. and related commercial operations. During 2025, the Lower 48 contributed 67 percent of our consolidated liquids production and 74 percent of our consolidated natural gas production.
Net Income (Loss)
Lower 48 reported earnings of $5,264 million in 2025, compared with earnings of $5,175 million in 2024.

Increases to earnings included higher revenues resulting from higher volumes of $3,890 million, inclusive of volumes from our acquisition of Marathon Oil, partly offset by lower commodity prices of $1,999 million, driven by lower crude prices. Additional increases included higher gains on dispositions of $494 million, primarily associated with the divestitures of the Ursa and Europa fields and Ursa Oil Pipeline Company LLC, and other noncore assets.

Decreases to earnings included higher DD&A of $1,330 million and higher production and operating expenses of $875 million, primarily driven by impacts from our acquisition of Marathon Oil. See Note 3.
Production
Total average production increased 332 MBOED in 2025 compared with 2024, primarily due to new wells online from our development programs in the Delaware Basin, Eagle Ford, Bakken and Midland Basin and the impact from our acquisition of Marathon Oil. See Note 3.
Production increases were partly offset by normal field decline.
Dispositions
In 2025, we completed multiple divestitures, including the Ursa and Europa fields and Ursa Oil Pipeline Company LLC for net proceeds of $699 million, the Anadarko Basin for net proceeds of $1.2 billion and other noncore assets for $1.1 billion. Production from these assets averaged approximately 33 MBOED in 2024. See Note 3.

ConocoPhillips 2025 10-K	42

Results of Operations	Table of Contents
Canada

	2025	2024	2023
Select financial data by segment before-tax ($MM)
Sales and other operating revenues ($MM)	$3,625	3,514	3,006
Production and operating expenses ($MM)	833	902	619
Depreciation, depletion and amortization ($MM)	556	639	420
Taxes other than income taxes ($MM)	27	31	26

Net Income (Loss) ($MM)	$741	712	402

Average Net Production
Crude oil (MBD)	17	17	9
Natural gas liquids (MBD)	6	6	3
Bitumen (MBD)	133	122	81
Natural gas (MMCFD)	125	115	65
Total Production (MBOED)	177	164	104
Total Production (MMBOE)	65	60	38

Average Sales Prices
Crude oil ($ per BBL)	$55.35	64.47	66.19
Natural gas liquids ($ per BBL)	22.54	29.59	26.13
Bitumen ($ per BBL)	40.74	47.92	42.15
Natural gas ($ per MCF)*	1.02	0.54	1.80
*Average sales prices include unutilized transportation costs.
The Canada segment operations include the Surmont oil sands development in Alberta, the Montney unconventional play in British Columbia and commercial operations. In 2025, Canada contributed nine percent of our consolidated liquids production and five percent of our consolidated natural gas production.
Net Income (Loss)
Canada reported earnings of $741 million in 2025 compared with earnings of $712 million in 2024.

Increases to earnings included higher revenues resulting from higher volumes of $142 million and the timing of sales as compared with 2024 partly offset by lower commodity prices of $303 million. Increases to earnings included lower DD&A of $63 million driven by year-end 2024 upward reserve revisions and higher other income of $62 million primarily from a change in fair value measurement associated with the Surmont contingent consideration arrangement. Additional increases to earnings included lower production and operating expenses of $52 million driven by the absence of prior-year planned turnaround activity at Surmont. See Note 11.
Production
Total average production increased 13 MBOED in 2025 compared with 2024. Increases to production resulted from new wells online in the Montney and Surmont and the absence of prior-year planned turnaround activity at Surmont.

Production increases were partly offset by normal field decline.

43	ConocoPhillips 2025 10-K

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	2025	2024	2023
Select financial data by segment before-tax ($MM)
Sales and other operating revenues ($MM)	$6,484	5,788	5,854
Production and operating expenses ($MM)	962	671	593
Depreciation, depletion and amortization ($MM)	912	761	587
Taxes other than income taxes ($MM)	46	41	39

Net income (loss) ($MM)	$1,224	1,189	1,189

Consolidated Operations
Average Net Production
Crude oil (MBD)	131	118	112
Natural gas liquids (MBD)	8	4	4
Natural gas (MMCFD)	511	371	308
Total Production (MBOED)	224	184	168
Total Production (MMBOE)	82	67	61

Average Sales Prices
Crude oil ($ per BBL)	$68.95	80.92	83.96
Natural gas liquids ($ per BBL)	16.53	40.29	41.13
Natural gas ($ per MCF)	10.87	10.70	12.68
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea, the Norwegian Sea, Qatar, Libya, Equatorial Guinea and commercial and terminalling operations in the U.K. In 2025, our Europe, Middle East and North Africa operations contributed eight percent of our consolidated liquids production and 18 percent of our consolidated natural gas production.
Net Income (Loss)
The Europe, Middle East and North Africa segment reported earnings of $1,224 million in 2025 compared with earnings of $1,189 million in 2024.

Earnings in 2025 included higher revenues resulting from higher volumes of $296 million, including volumes from our Equatorial Guinea assets from the acquisition of Marathon Oil, partly offset by lower overall realized commodity prices of $185 million, driven by lower crude prices. See Note 3.

Decreases to earnings included higher production and operating expenses of $88 million, primarily from our acquisition of Marathon Oil. See Note 3.

Consolidated Production
Average consolidated production increased 40 MBOED in 2025, compared with 2024. The consolidated production increase was primarily due to the impact from assets acquired from Marathon Oil as well as new wells online in Norway and Libya. See Note 3.
The production increase was partly offset by normal field decline.

ConocoPhillips 2025 10-K	44

Results of Operations	Table of Contents
Asia Pacific

	2025	2024	2023
Select financial data by segment before-tax ($MM)
Sales and other operating revenues ($MM)	$1,770	1,847	1,913
Production and operating expenses ($MM)	367	384	391
Depreciation, depletion and amortization ($MM)	460	425	455
Taxes other than income taxes ($MM)	57	109	117

Net income (loss) ($MM)	$1,167	1,724	1,961

Consolidated Operations
Average Net Production
Crude oil (MBD)	59	59	60
Natural gas (MMCFD)	63	50	48
Total Production (MBOED)	70	67	68
Total Production (MMBOE)	26	25	25

Average Sales Prices
Crude oil ($ per BBL)	$71.05	82.42	84.79
Natural gas ($ per MCF)	3.59	3.74	3.95
The Asia Pacific segment consists of operations in China, Malaysia, and Australia, and commercial operations in China, Singapore and Japan. During 2025, Asia Pacific contributed four percent of our consolidated liquids production and two percent of our consolidated natural gas production.
Net Income (Loss)
Asia Pacific reported earnings of $1,167 million in 2025, compared with $1,724 million in 2024.

Decreases to earnings included lower revenues resulting from lower commodity prices of $206 million. Additional decreases to earnings included lower earnings from equity affiliates of $271 million, primarily due to lower LNG sales prices and higher exploration expenses of $64 million, primarily driven by dry hole expenses associated with certain wells in Malaysia and Australia.
Consolidated Production
Average consolidated production increased three MBOED in 2025, compared with 2024. Increases to production were primarily due to development activity in Bohai Bay in China and Gumusut in Malaysia.

Production increases were partly offset by normal field decline.

45	ConocoPhillips 2025 10-K

Results of Operations	Table of Contents
Corporate and Other

	Millions of Dollars
	2025	2024	2023
Net income (loss)
Net interest expense	$(494)	(379)	(360)
Corporate G&A expenses	(486)	(716)	(357)
Technology	(144)	(137)	(34)
Other income (expense)	(14)	352	(70)
	$(1,138)	(880)	(821)

Net interest expense consists of interest and debt expense, net of interest income and capitalized interest. Net interest expense increased in 2025 due to higher interest expense driven by debt assumed from our acquisition of Marathon Oil. See Note 3 and Note 7.
Corporate G&A expenses include compensation programs and staff costs. These expenses decreased by $230 million in 2025 compared with 2024, primarily due to the absence of transaction expenses of $432 million associated with our acquisition of Marathon Oil in 2024, partially offset by severance costs related to a restructuring in 2025. See Note 3 and Note 14.
Technology includes our investments in low-carbon technology opportunities as well as other new technologies or businesses and licensing revenues. Other new technologies or businesses and LNG licensing activities are focused on both conventional and tight oil reservoirs, shale gas, oil sands, enhanced oil recovery as well as LNG.
Other income (expense) or "Other" includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains or losses on early retirement of debt, holding gains or losses on equity securities and pension settlement expense. Earnings in “Other” decreased by $366 million in 2025 compared with 2024. This was primarily due to the absence of a tax benefit of $455 million as a result of the acquisition of Marathon Oil in 2024 and the subsequent utilization of foreign tax credits. The earnings decrease was partly offset by an increase due to the absence of a loss of $147 million associated with the extinguishment of debt in the fourth quarter of 2024. See Note 3, Note 7 and Note 15.

ConocoPhillips 2025 10-K	46

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars Except as Indicated
	2025	2024	2023

Net cash provided by operating activities	$19,796	20,124	19,965
Cash and cash equivalents	6,497	5,607	5,635
Short-term investments	484	507	971
Short-term debt	1,020	1,035	1,074
Total debt	23,444	24,324	18,937
Total equity	64,487	64,796	49,279
Percent of total debt to capital*	27%	27	28
Percent of floating-rate debt to total debt	1%	1	2
Balance Sheet related line items are shown as of December 31st.
*Capital includes total debt and total equity.

To meet our short- and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs and our ability to sell securities using our shelf registration statement. In 2025, the primary uses of our available cash were $12.6 billion to support our ongoing capital expenditures and investments program; $5.0 billion to repurchase common stock; $4.0 billion to pay the ordinary dividend; and $0.9 billion to retire debt, partly offset by proceeds from asset sales of $3.2 billion. In 2025, cash and cash equivalents increased by $0.9 billion to $6.5 billion. See Note 3 and Note 7.
At December 31, 2025, we had cash and cash equivalents of $6.5 billion, short-term investments of $0.5 billion, and available borrowing capacity under our credit facility of $5.5 billion, totaling approximately $12.5 billion of liquidity. In addition, we have long-term investments in debt securities of $1.1 billion. We believe current cash balances and cash generated by operations, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, capital return program and required debt payments.

Significant Changes in Capital
Operating Activities
Cash provided by operating activities in 2025 totaled $19.8 billion, compared with $20.1 billion for 2024, and $20.0 billion for 2023. The decrease in 2025 compared to 2024 resulted from lower commodity prices, mostly offset by operations from the 2024 Marathon Oil acquisition. See Note 3.

The increase in cash provided by operating activities in 2024 compared to 2023 is due to increased production primarily from Canada and the Lower 48, including the Surmont 50 percent working interest acquired in the fourth quarter of 2023 and our acquisition of Marathon Oil in late 2024. The increase in production was partly offset by lower commodity prices and lower distributions from equity affiliates. See Note 3.
Our short- and long-term operating cash flows are highly dependent on the prices for crude oil, bitumen, natural gas, LNG and NGLs. Prices and margins in our industry have historically been volatile, driven by market conditions beyond our control. Absent other mitigating factors, as these prices and margins fluctuate, we would expect a corresponding change in our operating cash flows.

47	ConocoPhillips 2025 10-K

Capital Resources and Liquidity	Table of Contents
The level of absolute production volumes, as well as the product and location mix, is another significant factor impacting our cash flows. Full-year production averaged 2,375 MBOED in 2025, an increase of 388 MBOED or 20 percent compared to 2024. First-quarter 2026 production is expected to be 2.30 MMBOED to 2.34 MMBOED. Future production is subject to numerous uncertainties, including, among others, the volatile crude oil and natural gas price environment, which may impact investment decisions; the effects of price changes on production sharing and variable-royalty contracts; acquisition and disposition of fields; field production decline rates; new technologies; operating efficiencies; timing of startups and major turnarounds; political instability; weather-related disruptions; and the addition of proved reserves through exploratory success and their timely and cost-effective development. While we actively monitor and manage these factors, changes in production levels can cause variability in cash flows, although we generally experience less variability in our cash flows due to changes in production levels than due to changes in commodity prices.
Investing Activities
In 2025, we invested $12.6 billion in capital expenditures and investments, $0.5 billion of which was primarily payments towards our equity investments in LNG projects, including NFE4, NFS3 and PALNG, while the remainder funded our operating capital program. Capital expenditures invested in 2024 and 2023 were $12.1 billion and $11.2 billion, respectively. See the “Capital Expenditures and Investments” section.

In August 2025, we announced a total disposition target of $5 billion by year-end 2026. We disposed of $3.2 billion of assets in 2025 and we expect to meet our $5 billion disposition target by year-end 2026. See Note 3.

Proceeds from asset sales were $3.2 billion in 2025 compared with $0.3 billion in 2024 and $0.6 billion in 2023. In 2025, we sold Lower 48 assets in the Anadarko basin for net proceeds of $1.2 billion and our interest in the Ursa and Europa fields, and Ursa Oil Pipeline Company LLC for net proceeds of $0.7 billion. Additionally, we sold other noncore Lower 48 and Corporate assets for approximately $1.3 billion. See Note 3.

In the fourth quarter of 2024, after exercising our preferential rights, we completed an acquisition that increased our working interest by approximately five percent in the Kuparuk River Unit and approximately 0.4 percent in the Prudhoe Bay Unit in Alaska from Chevron U.S.A. Inc. and Union Oil Company of California for $296 million, before customary adjustments. See Note 3.

In October 2023, we acquired the remaining 50 percent working interest in Surmont from TotalEnergies EP Canada Ltd. for approximately $2.7 billion of cash after customary adjustments. We funded this transaction by issuing new long-term debt. See Note 3 and Note 7.
We invest in short-term and long-term investments as part of our cash investment strategy, the primary objective of which is to protect principal, maintain liquidity and provide yield and total returns; these investments include time deposits, commercial paper, as well as debt securities classified as available for sale. Funds needed for short-term investments to support our operating plan and provide resiliency to react to short-term price volatility are invested in highly liquid instruments with maturities of less than one year. Funds we consider available to maintain resiliency in longer term price downturns and to capture opportunities outside a given operating plan are invested in highly liquid instruments with maturities of greater than one year. See Note 10 and Note 17.
Investing activities in 2025 included net purchases of $55 million of investments. We had net sales of $502 million of short-term investments and net purchases of $557 million of long-term investments. See Note 17.

ConocoPhillips 2025 10-K	48

Capital Resources and Liquidity	Table of Contents
Financing Activities
Our debt balance at December 31, 2025 was $23.4 billion compared with $24.3 billion at December 31, 2024. The current portion of debt, including payments for finance leases, is $1.0 billion.

In 2025, the company retired $0.7 billion principal amount of debt at maturity, consisting of $0.2 billion of our 3.35% Notes, $0.4 billion of our 2.4% Notes and $0.1 billion of our 8.2% Debentures.

In November 2024, we acquired Marathon Oil. At closing, the acquisition was valued at $16.5 billion and was allocated to assets acquired and liabilities assumed. ConocoPhillips common stock was issued and exchanged for outstanding Marathon Oil shares. With the acquisition, we also assumed Marathon Oil's debt of approximately $4.6 billion. See Note 3 and Note 7.

In 2024, the company retired $726 million principal amount of Notes at maturity consisting of $265 million of our 3.35% Notes and $461 million of our 2.125% Notes. In addition, we completed concurrent debt transactions consisting of new long-term debt issuances of $5.2 billion; a $4.1 billion repurchase of certain existing Marathon Oil and ConocoPhillips debt (with priority for Marathon Oil debt assumed); a non-cash obligor exchange offer to retire $0.9 billion of Marathon Oil debt in exchange for new ConocoPhillips debt; and remarketing of $0.4 billion in available municipal bonds. The debt transactions simplified our capital structure, extended the debt portfolio's weighted average maturity, lowered its weighted average coupon and reduced near-term maturities. See Note 7.

In 2023, we issued $2.7 billion principal amount of new debt to fund our acquisition of the remaining 50 percent working interest in Surmont and completed refinancing transactions consisting of $1.1 billion in tender offers to repurchase existing debt with cash and a $1.1 billion new debt issuance to fund the repurchases, extending the weighted average maturity of our portfolio from 15 to 17 years and reducing near-term debt maturities. See Note 7.
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

The revolving credit facility supports ConocoPhillips Company’s ability to issue up to $5.5 billion of commercial paper, which is primarily a funding source for short-term working capital needs. Commercial paper maturities are generally limited to 90 days. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at December 31, 2025.
In November 2025, Fitch affirmed our long-term credit rating. The current credit ratings on our long-term debt are:

•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: “A2" with a “stable" outlook

See Note 7 for additional information on debt and the revolving credit facility.
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

49	ConocoPhillips 2025 10-K

Capital Resources and Liquidity	Table of Contents
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At December 31, 2025 and 2024, we had direct bank letters of credit of $331 million and $278 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.

Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we have the ability to issue and sell an indeterminate amount of various types of debt and equity securities.
Capital Requirements
For information about our capital expenditures and investments, see the “Capital Expenditures and Investments” section. For information about our debt balances and related debt financing transactions, see the "Significant Changes in Capital - Financing Activities" section.

We believe in delivering value to our shareholders through our return of capital framework. The framework is structured to deliver a compelling, growing ordinary dividend and through-cycle share repurchases. We anticipate returning greater than 30 percent of cash from operating activities through cycles. Our 2025 total capital returned was $9.0 billion.

Consistent with our commitment to deliver value to shareholders, for the full year of 2025, we paid ordinary dividends of $3.18 per common share. In 2024 we paid ordinary dividends of $2.52 and VROC payments of $0.60 per common share and in 2023 we paid ordinary dividends of $2.11 and VROC payments of $2.50 per common share. In February 2026, we declared a first-quarter ordinary dividend of $0.84 per common share payable March 2, 2026, to shareholders of record on February 18, 2026.
Our Board may determine not to pay a dividend in a quarter or may cease declaring a dividend at any time.
In late 2016, we initiated our current share repurchase program. In October 2024, our Board of Directors approved an increase from our prior authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate repurchases. Share repurchases were $5.0 billion, $5.5 billion, and $5.4 billion in 2025, 2024, and 2023, respectively. As of December 31, 2025, share repurchases since the inception of our current program totaled 486.1 million shares for $39.3 billion since 2016. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors.
For more information on factors considered when determining the levels of returns of capital see “Item 1A—Risk Factors – Our ability to execute our capital return program is subject to certain considerations.”
As of December 31, 2025, in addition to the priorities described above, we have contractual obligations to purchase goods and services of approximately $45.0 billion. We expect to fulfill $5.0 billion of these obligations in 2026 with the remainder over the next 25 years. A substantial amount of LNG offtake and other product purchases are expected to be offset in the same or approximately same periods by cash received from the related sales transactions. These figures exclude purchase commitments for jointly owned fields and facilities where we are not the operator.

The following table summarizes our aggregate future contractual purchase obligations as of December 31, 2025:

Millions of Dollars
2025
LNG offtake, regasification and related vessels	$29,722
Other capacity obligations	10,890
Other product purchases	3,094
Other obligations	1,271
Total	$44,977

ConocoPhillips 2025 10-K	50

Capital Resources and Liquidity	Table of Contents
Capital Expenditures and Investments

	Millions of Dollars
	2025	2024	2023
Alaska	$3,607	3,194	1,705
Lower 48	6,702	6,510	6,487
Canada	593	551	456
Europe, Middle East and North Africa	1,194	1,021	1,111
Asia Pacific	342	370	354
Segments Total	12,438	11,646	10,113
Corporate and Other	115	472	1,135
Capital Program*	$12,553	$12,118	$11,248
* Excludes capital related to acquisitions of businesses, net of cash acquired.
Our capital expenditures and investments for the three-year period ended December 31, 2025, totaled $35.9 billion. The 2025 capital expenditures and investments supported key operating activities and acquisitions, primarily:
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
•Investments in NFE4, NFS3 and PALNG.

2026 Capital Budget
In February 2026, we announced our 2026 operating plan capital is expected to be approximately $12 billion. The plan includes funding for ongoing development drilling programs, major projects, exploration and appraisal activities and base maintenance.

51	ConocoPhillips 2025 10-K

Capital Resources and Liquidity	Table of Contents
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented separately below:
Summarized Income Statement Data

Millions of Dollars
2025
Revenues and Other Income	$38,564
Income (loss) before income taxes*	7,316
Net income (loss)	7,988
*Includes approximately $11.6 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

Millions of Dollars
December 31, 2025
Current assets	$8,206
Amounts due from Non-Obligated Subsidiaries, current	855
Noncurrent assets	130,320
Amounts due from Non-Obligated Subsidiaries, noncurrent	11,231
Current liabilities	4,947
Amounts due to Non-Obligated Subsidiaries, current	1,244
Noncurrent liabilities	74,824
Amounts due to Non-Obligated Subsidiaries, noncurrent	52,813
Contingencies
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are considered probable and the amounts can be reasonably estimated. See “Critical Accounting Estimates” and Note 9 for information on contingencies.
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

ConocoPhillips 2025 10-K	52

Capital Resources and Liquidity	Table of Contents
facilitates the early evaluation and quantification of potential exposures in individual cases. This process also enables us to track those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, our legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. See Note 15.
Environmental
We are subject to the same numerous international, federal, state and local environmental laws and regulations as other companies in our industry. The most significant of these environmental laws and regulations include, among others, the:
•U.S. Federal Clean Air Act, which governs air emissions;
•U.S. Federal Clean Water Act, which governs discharges to water bodies;
•EU Regulation for Registration, Evaluation, Authorization and Restriction of Chemicals;
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
An example is the use of hydraulic fracturing, an essential completion technique that facilitates production of oil and natural gas otherwise trapped in lower permeability rock formations. A range of local, state, federal, or national laws and regulations currently govern hydraulic fracturing operations, with hydraulic fracturing currently prohibited in some jurisdictions. Although hydraulic fracturing has been conducted for many decades, potential new laws, regulations and permitting requirements from various state environmental agencies, and others could result in increased costs, operating restrictions, operational delays and/or limit the ability to develop oil and natural gas resources. Governmental restrictions on hydraulic fracturing could impact the overall profitability or viability of certain of our oil and natural gas investments. We have adopted operating principles that incorporate established industry standards that are designed to meet government requirements. Our practices continually evolve as technology improves and regulations change.

53	ConocoPhillips 2025 10-K

Capital Resources and Liquidity	Table of Contents
We also are subject to certain laws and regulations relating to environmental remediation obligations associated with current and past operations. Such laws and regulations include CERCLA and RCRA and their equivalents in their respective jurisdictions. Longer-term expenditures are subject to considerable uncertainty and may fluctuate significantly.
We occasionally receive requests for information or notices of potential liability from the EPA and state environmental agencies alleging that we are a potentially responsible party under CERCLA or an equivalent state statute. On occasion, we also have been made a party to cost recovery litigation by those agencies or by private parties. These notices and lawsuits assert potential liability for remediation costs at various sites that typically are not owned by us, but allegedly contain waste attributable to our past operations. As of December 31, 2025, there were 20 sites around the U.S. in which we were identified as a potentially responsible party under CERCLA and comparable state laws.
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
Expensed environmental costs were $834 million in 2025 and are expected to be approximately $1.0 billion in each of 2026 and 2027. Capitalized environmental costs were $669 million in 2025 and are expected to be about $750 million and $550 million in 2026 and 2027, respectively.
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
At December 31, 2025, our balance sheet included total accrued environmental costs of $220 million, compared with $206 million at December 31, 2024, for remediation activities in the U.S. and Canada. We expect to incur a substantial amount of these expenditures within the next 30 years.
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
See Item 1A. Risk Factors—We expect to continue to incur substantial capital expenditures and operating costs as a result of our compliance with existing and future environmental laws and regulations and Note 9 for information on environmental litigation.

ConocoPhillips 2025 10-K	54

Capital Resources and Liquidity	Table of Contents
Climate Change
Continuing political and social attention to the issue of global climate change has resulted in a broad range of proposed or promulgated state, national and international laws focusing on GHG emissions reduction. These laws apply or could apply in countries where we have interests or may have interests in the future. Additionally, some laws have been rescinded or delayed, creating policy swings that result in compliance uncertainty. Laws in this field continue to evolve and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such laws, if enacted, could have a material impact on our operational results and financial condition. Examples of legislation and precursors for possible regulation that do or could affect our operations include:

Emissions trading schemes.
•EU ETS is the program through which many of the EU member states aim to reduce emissions. Our cost of compliance with the EU ETS in 2025 was approximately $21 million (net share before-tax).
•The U.K. Emissions Trading Scheme (U.K. ETS) is the program with which the U.K. has replaced the EU ETS. Our cost of compliance with the U.K. ETS in 2025 was approximately $2.2 million (net share before-tax).

GHG regulations for emissions reductions.
•The Alberta Technology Innovation and Emissions Reduction (TIER) regulation requires any existing facility with emissions equal to or greater than 100,000 metric tonnes of carbon dioxide, or equivalent, per year to meet a facility benchmark intensity. There was no cost of compliance related to this regulation in 2025, as our Surmont asset outperformed its target benchmark intensity over the full year reporting period.
•As of April 2024, the British Columbia Output Based Pricing System (BC OBPS) regulation requires facilities or linear operations (such as oil and gas gathering systems) with emissions equal to or greater than 10,000 metric tonnes of carbon dioxide or equivalent per year to remit payments on the difference between actual emissions and allowable emissions based on product and activity benchmarks. The benchmarks and guidance for these emissions have yet to be finalized, and compliance payments for 2025 are not due until later in 2026. Based on interim benchmarks, our BC OBPS obligation is expected to total a maximum of $12.3 million (net share before-tax) for Montney in 2025.
•In 2024, the EU passed regulation on the reduction of methane emissions in the energy sector that will apply a methane limit on oil and gas imports to the EU, as well as mandate the monitoring, reporting, verification and reduction of methane emissions.
•Our APLNG assets in Australia are subject to the Safeguard Mechanism, enacted through the National Greenhouse and Energy Reporting Act 2007. In the previous Australian financial year of July 1, 2024, to June 30, 2025, our operated downstream APLNG facility was in excess of its baseline emissions, while the upstream partner-operated facilities were below their baseline emissions. As there was a surplus of eligible carbon units across the joint venture, there was no expense incurred by ConocoPhillips for the 2025 Australian financial year.
•In 2024 the U.S. EPA published final rulemaking for New Source Performance Standards (OOOOb) and Emissions Guidelines (OOOOc). Implementing this regulation across our U.S. portfolio will result in additional compliance costs.

Carbon taxes in certain jurisdictions.
•Effective April 1, 2025, the Canadian federal government set the consumer carbon price to zero and no longer requires a consumer carbon tax going forward. This is separate from the obligated industrial carbon pricing schemes of Alberta TIER and BC OBPS, which remain in place. Our operations outside of industrial carbon pricing schemes were minimal at Surmont for the first quarter of 2025, and no Federal Fuel charges were incurred at Montney in 2025.
•Our cost of compliance with Norwegian carbon legislation in 2025 was approximately $42 million (net share before-tax).

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

55	ConocoPhillips 2025 10-K

Capital Resources and Liquidity	Table of Contents
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
•The Global Methane Pledge (GMP) was launched at COP26 by the EU and the U.S., a global initiative to reduce global methane emissions by at least 30 percent from 2020 levels by 2030.
•The agreement reached in Paris in December 2015 at the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change set out a process for achieving global emissions reductions. Accordingly, parties to the Paris Agreement have set targets to reduce emissions by 2030. While the current administration has officially withdrawn the U.S. from the Paris Agreement, some U.S. states have indicated that they plan to remain committed to the goals of the agreement.

Regulated sustainability disclosures.
Governments and financial regulators are developing new reporting rules requiring increased disclosure around a range of sustainability topics. The patchwork of reporting standards that is developing may require significant increases in disclosures, which may be costly to implement. In June 2023 the International Sustainability Standards Board issued inaugural sustainability reporting standards; in October 2023 in California multiple bills were signed into law requiring climate-related disclosures for companies that conduct business in the state; in September 2024, the Australian Government passed legislation which mandated a new standard for climate-related disclosures; and in the EU, the Corporate Sustainability Reporting Directive is expected to be finalized in 2026.

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
See Item 1A. Risk Factors—Existing and future laws, regulations and internal initiatives relating to global climate changes, such as limitations on GHG emissions may impact or limit our business plans, result in significant expenditures, promote alternative uses of energy or reduce demand for our products and Note 9 for information on climate change litigation.
Company Response to Climate-Related Risks
The objective of our Climate-related Risk Strategy is to manage climate-related risk, optimize opportunities and equip the company to respond to changes in key uncertainties, including government policies around the world, emissions reduction technologies, alternative energy technologies and changes in consumer trends. The strategy guides our choices around portfolio composition, emissions reductions, targets, incentives, emissions-related technology development, and our climate-related policy and finance sector engagement.

Our Climate-related Risk Strategy is intended to enable us to responsibly meet the global demand for energy, deliver competitive returns on and of capital and work to meet our operational emissions-reduction targets. First, meeting global energy demand requires a focus on delivering production that will best compete in any energy demand scenario. This production will be delivered from resources with a competitive cost of supply and low operational GHG intensity, as well as portfolio diversity by market and asset type. Next, our focus is on delivering superior returns through the cycles based on our foundational principles of balance sheet strength, peer-leading distributions and disciplined investments. Finally,

ConocoPhillips 2025 10-K	56

Capital Resources and Liquidity	Table of Contents
to drive accountability for the emissions that are within our ownership, we are progressing toward our Scope 1 and Scope 2 emissions intensity targets.

Key elements of the Climate-related Risk Strategy include:
•Strategic flexibility and portfolio composition
◦Building a resilient asset portfolio with a focus on low cost of supply and low operational GHG intensity to meet global energy demand.
◦Committing to capital discipline through use of a fully burdened cost of supply, including cost of carbon, as the basis for capital allocation.
◦Testing our portfolio against future energy demand scenarios through a comprehensive scenario planning process that helps us assess the resilience of our corporate strategy to climate risk.
•Scope 1 and 2 GHG emissions targets and reductions
◦Setting targets for emissions over which we have ownership and control.
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
•External engagement
◦Supporting a well-designed, economy-wide price on carbon and development of other policy and legislation to address end-use emissions.
◦Working with our suppliers and commercial partners to understand our emissions along the value chain.

Our Climate-related Risk Strategy does not include a Scope 3 emissions target. We recognize that end-use emissions must be reduced to meet global climate objectives. However, it is our view that supply-side constraints through Scope 3 targets for North American and European upstream oil and gas producers would be counterproductive to climate goals. In the absence of policy measures that address global demand, Scope 3 targets would shift production to other global operators, potentially eroding energy security and increasing emissions. This is why we have consistently supported a well-designed, economy wide price on carbon as well as the development of other policies or legislation that could address end-use emissions. We have also supported policy interests beyond carbon pricing to include energy efficiency, end-use emissions policy and regulatory action, such as support for the direct federal regulation of methane.

In support of addressing our Scope 1 and 2 emissions, we have made recent progress in several key areas.
•Completed our 2025 scope 1 and 2 emissions reduction projects within the allotted capital and cost budget. These projects will support our GHG emissions intensity reduction target of 50-60 percent by 2030 from a 2016 baseline for both gross operated and net equity emissions.
•Achieved the Gold Standard Reporting for emissions reporting in the Oil and Gas Methane Partnership 2.0 Initiative for the second consecutive year.
•Achieved our target of zero routine flaring by the end of 2025 for heritage ConocoPhillips assets by taking all economically viable steps to eliminate routine flaring in accordance with the World Bank Zero Routine Flaring Initiative.
•Introduced a new commitment to maintain flaring intensity of less than 0.75 percent of gas produced at operated assets, to be implemented in 2026.

See Item 1A. Risk Factors—Our ability to successfully execute on our plans to reduce our operational GHG emissions intensity is subject to a number of risks and uncertainties, and such reductions may be costly and challenging to achieve.
New Accounting Standards
For discussion of new accounting standards, see Note 23.

57	ConocoPhillips 2025 10-K

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

At year-end 2025, we held $10.0 billion of net capitalized unproved property costs. These capitalized costs consist primarily of individually significant and pooled leaseholds, mineral rights held in perpetuity by title ownership, exploratory wells currently being drilled, suspended exploratory wells and capitalized interest. Of this amount, approximately $8.7 billion is concentrated in the Lower 48 Basins, primarily the Delaware, Eagle Ford and Bakken Basins, where we have an ongoing significant and active development program. Outside of the Lower 48 Basins, the remaining $1.3 billion is primarily concentrated in Canada. Management periodically assesses our unproved property for impairment based on the results of exploration and drilling efforts and the outlook for commercialization.
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
At year-end 2025, total suspended well costs were $243 million, compared with $196 million at year-end 2024. For additional information on suspended wells, including an aging analysis, see Note 5.

ConocoPhillips 2025 10-K	58

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
The estimation of proved reserves is also important to the income statement because the proved reserve estimate for a field serves as the denominator in the unit-of-production calculation of the DD&A of the capitalized costs for that asset. At year-end 2025, the net book value of productive PP&E subject to a unit-of-production calculation was approximately $80 billion and the DD&A recorded on these assets in 2025 was approximately $11.2 billion. The estimated proved developed reserves for our consolidated operations were 4.5 billion BOE at the end of 2024 and 4.2 billion BOE at the end of 2025. If the estimates of proved reserves used in the unit-of-production calculations had been lower by 10 percent across all calculations, before-tax DD&A in 2025 would have increased by an estimated $1,250 million.
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
The assumptions and inputs incorporated within the fair value estimates are subject to considerable management judgment and are based on industry, market and economic conditions prevalent at the time of the acquisition. Although we based these estimates on assumptions believed to be reasonable, these estimates are inherently unpredictable and uncertain and actual results could differ. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate is recorded. Subsequent to the acquisition date, and not later than one year from the acquisition date, we record any material adjustments to the initial estimate based on new information obtained that would have existed as of the date of the acquisition. Any adjustment that arises from information obtained that did not exist as of the date of acquisition is recorded in the period the adjustment arises. See Note 3.

59	ConocoPhillips 2025 10-K

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
Asset Retirement Obligations and Environmental Costs
Under various contracts, permits and regulations, we have material legal obligations to remove tangible equipment and restore the land or seabed at the end of operations at operational sites. Our largest asset removal obligations involve plugging and abandonment of wells, removal and disposal of offshore oil and gas platforms around the world, as well as oil and gas production facilities and pipelines in Alaska. Fair value is estimated using a present value approach, incorporating assumptions about estimated amounts and timing of settlements and impacts of the use of technologies. Estimating future asset removal costs requires significant judgment. Most of these removal obligations are many years, or decades, in the future and the contracts and regulations often have vague descriptions of what removal practices and criteria must be met when the removal event actually occurs. The carrying value of our asset retirement obligation estimate is sensitive to inputs such as asset removal technologies and costs, regulatory and other compliance considerations, expenditure timing, and other inputs into valuation of the obligation, including discount and inflation rates, which are all subject to change between the time of initial recognition of the liability and future settlement of our obligation.
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
In addition to asset removal obligations, under the above or similar contracts, permits and regulations, we have certain environmental-related projects. These are primarily related to remediation activities required by Canada and various states within the U.S. at exploration and production sites. Future environmental remediation costs are difficult to estimate because they are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. See Note 6.

ConocoPhillips 2025 10-K	60

Projected Benefit Obligations
The actuarial determination of projected benefit obligations and company contribution requirements involves judgment about uncertain future events, including estimated retirement dates, salary levels at retirement, mortality rates, lump-sum election rates, rates of return on plan assets, future health care cost-trend rates and rates of utilization of health care services by retirees. Due to the specialized nature of these calculations, we engage outside actuarial firms to assist in the determination of these projected benefit obligations and company contribution requirements. Ultimately, we will be required to fund all vested benefits under pension and postretirement benefit plans not funded by plan assets or investment returns, but the judgmental assumptions used in the actuarial calculations significantly affect periodic financial statements and funding patterns over time. Projected benefit obligations are particularly sensitive to the discount rate assumption. A 100 basis-point decrease in the discount rate assumption would increase projected benefit obligations by $500 million. Benefit expense is sensitive to the discount rate and return on plan assets assumptions. A 100 basis-point decrease in the discount rate assumption would increase annual benefit expense by $50 million, while a 100 basis-point decrease in the return on plan assets assumption would increase annual benefit expense by $50 million. In determining the discount rate, we use yields on high-quality fixed income investments matched to the estimated benefit cash flows of our plans. We are also exposed to the possibility that lump sum retirement benefits taken from pension plans during the year could exceed the total of service and interest components of annual pension expense and trigger accelerated recognition of a portion of unrecognized net actuarial losses and gains. These benefit payments are based on decisions by plan participants and are therefore difficult to predict. In the event there is a significant reduction in the expected years of future service of present employees or the elimination of the accrual of defined benefits for some or all of their future services for a significant number of employees, we could recognize a curtailment gain or loss. See Note 14.
Contingencies
A number of claims and lawsuits are made against the company arising in the ordinary course of business. Management exercises judgment related to accounting and disclosure of these claims which includes losses, damages and underpayments associated with environmental remediation, tax, contracts and other legal disputes. As we learn new facts concerning contingencies, we reassess our position both with respect to amounts recognized and disclosed considering changes to the probability of additional losses and potential exposure; however, actual losses can and do vary from estimates for a variety of reasons including legal, arbitration or other third-party decisions; settlement discussions; evaluation of scope of damages; interpretation of regulatory or contractual terms; expected timing of future actions; and proportion of liability shared with other responsible parties. Estimated future costs related to contingencies are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes. For additional information on contingent liabilities, see the “Contingencies” section within “Capital Resources and Liquidity” and Note 9.
Income Taxes
We are subject to income taxation in numerous jurisdictions worldwide. We record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns. We routinely assess our deferred tax assets and reduce such assets by a valuation allowance if we deem it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the need for adjustments to existing valuation allowances, we consider all available positive and negative evidence. Positive evidence includes reversals of temporary differences, forecasts of future taxable income, assessment of future business assumptions and applicable tax planning strategies that are prudent and feasible. Negative evidence includes losses in recent years as well as the forecasts of future net income (loss) in the realizable period. In making our assessment regarding valuation allowances, we weigh the evidence based on objectivity. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions and the assessment of the effects of foreign taxes on our U.S. federal income taxes (particularly as related to prevailing oil and gas prices). See Note 15.
We regularly assess and, if required, establish accruals for uncertain tax positions that could result from assessments of additional tax by taxing jurisdictions in countries where we operate. We recognize a tax benefit from an uncertain tax position when it is more likely than not the position will be sustained upon examination, based on the technical merits of the position. These accruals for uncertain tax positions are subject to a significant amount of judgment and are reviewed and adjusted on a periodic basis in light of changing facts and circumstances considering the progress of ongoing tax audits, court proceedings, changes in applicable tax laws, including tax case rulings and legislative guidance, or expiration of the applicable statute of limitations. See Note 15.

61	ConocoPhillips 2025 10-K

Cautionary Statement for the Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, costs and plans, objectives of management for future operations, are forward-looking statements. Examples of forward-looking statements contained in this report include our expected production growth and outlook on the business environment generally, our expected capital budget and capital expenditures, and discussions concerning development or replacement of reserves and future dividends. You can often identify our forward-looking statements by the words “ambition,” “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “will,” “would” and similar expressions.
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
•Global and regional changes in the demand, supply, prices, differentials or other market conditions affecting oil and gas, including changes as a result of any ongoing military conflict and the global response to such conflict; geopolitical tensions; security threats on facilities and infrastructure; global health crises; the imposition or lifting of crude oil production quotas or other actions that might be imposed by OPEC and other producing countries; or the resulting company or third-party actions in response to such changes.
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
•Risks, uncertainties and high costs that may prevent us from successfully executing on our Climate-related Risk Strategy.
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

ConocoPhillips 2025 10-K	62

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
•Challenges or delays to our execution of, or successful implementation of any future asset dispositions or acquisitions we elect to pursue; potential disruption of our operations, including the diversion of management time and attention; our inability to realize anticipated cost savings or capital expenditure reductions; difficulties integrating acquired businesses and technologies; or other unanticipated changes.
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
•The factors generally described in Part I—Item 1A in this 2025 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.

63	ConocoPhillips 2025 10-K

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
Our use of derivative instruments is governed by an “Authority Limitations” document approved by our Board of Directors that prohibits the use of highly leveraged derivatives or derivative instruments without sufficient liquidity. The Authority Limitations document also establishes the Value at Risk (VaR) limits for the company, and compliance with these limits is monitored daily. The Commercial organization manages our commercial marketing, optimizes our commodity flows and positions, and monitors risks. The Chief Financial Officer and Executive Vice President, Strategy and Commercial, who reports to the Chief Executive Officer, monitors commodity price risk and risks resulting from foreign currency exchange rates and interest rates.
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
We use a VaR model to estimate the loss in fair value that could potentially result on a single day from the effect of adverse changes in market conditions on the derivative financial instruments and derivative commodity contracts we hold or issue, including commodity purchases and sales contracts recorded on the balance sheet at December 31, 2025. Using Monte Carlo simulation, a 95 percent confidence level and a one-day holding period, the VaR for those instruments issued or held for trading purposes or held for purposes other than trading at December 31, 2025 and 2024, was immaterial to our consolidated cash flows and net income.

ConocoPhillips 2025 10-K	64

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

	Millions of Dollars Except as Indicated
	Debt
Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
Year-End 2025
2026	$704	3.40%	$—	—%
2027	777	4.82	—	—
2028	664	3.78	—	—
2029	995	6.78	—	—
2030	1,601	5.17	—	—
Remaining years	18,323	5.24	283	2.40%
Total	$23,064		$283
Fair value	$22,415		$283

Year-End 2024
2025	$735	3.87%	$—	—%
2026	704	3.40	—	—
2027	778	4.82	—	—
2028	664	3.78	—	—
2029	997	6.78	—	—
Remaining years	19,924	5.23	283	2.97%
Total	$23,802		$283
Fair value	$22,714		$283
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

At December 31, 2025 and 2024, we had outstanding foreign currency exchange forward contracts hedging cross-border commercial activity and for purposes of mitigating our cash-related exposures. Although these forwards hedge exposures to fluctuations in exchange rates, we elected not to utilize hedge accounting. As a result, the change in the fair value of these foreign currency exchange derivatives is recorded directly in earnings. Since the gain or loss on the exchange contracts is offset by the gain or loss from remeasuring cash related balances, and since our aggregate position in the forwards was not material, there would be no material impact to our income from an adverse hypothetical 10 percent change in the December 2025 or December 2024 exchange rates.

The gross notional and fair value of these positions at December 31, 2025 and 2024, were immaterial.

65	ConocoPhillips 2025 10-K

Item 8. Financial Statements and Supplementary Data
ConocoPhillips

ConocoPhillips 2025 10-K	66

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on our assessment, we believe the company’s internal control over financial reporting was effective as of December 31, 2025.
Ernst & Young LLP has issued an audit report on the company’s internal control over financial reporting as of December 31, 2025, and their report is included herein.

/s/ Ryan M. Lance	/s/ Andrew M. O'Brien

Ryan M. Lance	Andrew M. O'Brien
Chairman and Chief Executive Officer	Chief Financial Officer and Executive Vice President, Strategy & Commercial

67	ConocoPhillips 2025 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ConocoPhillips
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ConocoPhillips (the Company) as of December 31, 2025 and 2024, the related consolidated income statement, consolidated statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit and Finance Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

ConocoPhillips 2025 10-K	68

Depreciation, depletion and amortization of proved oil and gas properties, plants and equipment associated with the Lower 48 segment

Description of the Matter
At December 31, 2025, the net book value of the Company’s proved oil and gas properties, plants and equipment (PP&E) associated with the Lower 48 segment was $47 billion, and depreciation, depletion and amortization (DD&A) expense associated with the Lower 48 segment was $8.1 billion for the year then ended. As described in Note 1, under the successful efforts method of accounting, DD&A of PP&E on producing hydrocarbon properties and related assets are determined by the unit-of-production method. The unit-of-production method uses proved oil and gas reserves, as estimated by the Company’s internal reservoir engineers.

Proved oil and gas reserves estimates are based on geological and engineering assessments of in-place hydrocarbon volumes, the production plan, historical extraction recovery and processing yield factors. Significant judgment is required by the Company’s internal reservoir engineers in evaluating the data used to estimate proved oil and gas reserves. Estimating proved oil and gas reserves also requires the selection of inputs, including historical production, oil and gas price assumptions and future operating costs assumptions, among others.

Auditing the Lower 48 segment’s DD&A calculation is complex because of the use of the work of the internal reservoir engineers and the evaluation of management’s determination of certain inputs described above used by the internal reservoir engineers in estimating proved oil and gas reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over its processes to calculate the Lower 48 segment DD&A, including management’s controls over the completeness and accuracy of significant data provided to the internal reservoir engineers for use in estimating proved oil and gas reserves associated with the Lower 48 segment.

Our audit procedures included, among others, evaluating the professional qualifications and objectivity of the Company’s internal reservoir engineers primarily responsible for overseeing the preparation of the proved oil and gas reserves estimates associated with the Lower 48 segment. In addition, in assessing whether we can use the work of the internal reservoir engineers, we evaluated the completeness and accuracy of the significant data and inputs described above used by the internal reservoir engineers in estimating proved oil and gas reserves by agreeing them to source documentation and we identified and evaluated corroborative and contrary evidence. We also tested the accuracy of the DD&A calculation associated with the Lower 48 segment, including comparing the proved oil and gas reserves amounts used in the calculation to the Company’s reserve report.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1949.
Houston, Texas
February 17, 2026

69	ConocoPhillips 2025 10-K

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ConocoPhillips
Opinion on Internal Control Over Financial Reporting
We have audited ConocoPhillips’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ConocoPhillips (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated income statement, consolidated statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Houston, Texas
February 17, 2026

ConocoPhillips 2025 10-K	70

Financial Statements	Table of Contents

Consolidated Income Statement	ConocoPhillips

Years Ended December 31	Millions of Dollars
	2025	2024	2023
Revenues and other income
Sales and other operating revenues	$58,944	54,745	56,141
Equity in earnings of affiliates	1,335	1,705	1,720
Gain (loss) on dispositions	731	51	228
Other income	538	452	485
Total revenues and other income	61,548	56,953	58,574

Costs and expenses
Purchased commodities	22,325	20,012	21,975
Production and operating expenses	10,331	8,751	7,693
Selling, general and administrative expenses	893	1,158	705
Exploration expenses	407	355	398
Depreciation, depletion and amortization	11,500	9,599	8,270
Impairments	26	80	14
Taxes other than income taxes	2,146	2,087	2,074
Accretion on discounted liabilities	378	325	283
Interest and debt expense	855	783	780
Foreign currency transaction (gain) loss	11	(50)	92
Other expenses	20	181	2
Total costs and expenses	48,892	43,281	42,286
Income (loss) before income taxes	12,656	13,672	16,288
Income tax provision (benefit)	4,668	4,427	5,331
Net income (loss)	$7,988	9,245	10,957

Net income (loss) per share of common stock (dollars)
Basic	$6.36	7.82	9.08
Diluted	6.35	7.81	9.06

Weighted-average common shares outstanding (in thousands)
Basic	1,252,042	1,178,920	1,202,757
Diluted	1,253,446	1,180,871	1,205,675
See Notes to Consolidated Financial Statements.

71	ConocoPhillips 2025 10-K

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

Years Ended December 31	Millions of Dollars
	2025	2024	2023
Net income (loss)	$7,988	9,245	10,957
Other comprehensive income (loss), net of tax:
Defined benefit plans	55	3	55
Unrealized holding gain (loss) on securities	5	1	13
Foreign currency translation adjustments	502	(760)	197
Unrealized gain (loss) on hedging activities	—	(44)	62
Other comprehensive income (loss), net of tax	562	(800)	327
Comprehensive income (loss)	$8,550	8,445	11,284
See Notes to Consolidated Financial Statements.

ConocoPhillips 2025 10-K	72

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

At December 31	Millions of Dollars
	2025	2024
Assets
Cash and cash equivalents	$6,497	5,607
Short-term investments	484	507
Accounts and notes receivable (net of allowance of $4 and $7, respectively)	5,813	6,695
Inventories	1,873	1,809
Prepaid expenses and other current assets	865	1,029
Total current assets	15,532	15,647
Investments and long-term receivables	10,185	9,869
Net properties, plants and equipment (net of accumulated DD&A of $90,396 and $81,072, respectively)	93,239	94,356
Other assets	2,983	2,908
Total assets	$121,939	122,780

Liabilities
Accounts payable	$6,218	6,044
Short-term debt	1,020	1,035
Accrued income and other taxes	1,835	2,460
Employee benefit obligations	1,136	1,087
Other accruals	1,763	1,498
Total current liabilities	11,972	12,124
Long-term debt	22,424	23,289
Asset retirement obligations and accrued environmental costs	8,214	8,089
Deferred income taxes	12,237	11,426
Employee benefit obligations	969	1,022
Other liabilities and deferred credits	1,636	2,034
Total liabilities	57,452	57,984

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value) Issued (2025—2,253,518,282 shares; 2024—2,250,672,734 shares)
Par value	23	23
Capital in excess of par	77,728	77,529
Treasury stock (at cost: 2025—1,028,350,186 shares; 2024—974,806,010 shares)	(76,217)	(71,152)
Accumulated other comprehensive income (loss)	(5,911)	(6,473)
Retained earnings	68,864	64,869
Total equity	64,487	64,796
Total liabilities and equity	$121,939	122,780
See Notes to Consolidated Financial Statements.

73	ConocoPhillips 2025 10-K

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

Years Ended December 31	Millions of Dollars
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$7,988	9,245	10,957
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	11,500	9,599	8,270
Impairments	26	80	14
Dry hole costs and leasehold impairments	181	46	162
Accretion on discounted liabilities	378	325	283
Deferred taxes	549	367	1,145
Distributions more (less) than income from equity affiliates	200	564	964
(Gain) loss on dispositions	(731)	(51)	(228)
Other	(219)	130	(220)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	803	(262)	1,333
Decrease (increase) in inventories	(116)	(68)	(103)
Decrease (increase) in prepaid expenses and other current assets	(24)	79	337
Increase (decrease) in accounts payable	(212)	(543)	(1,118)
Increase (decrease) in taxes and other accruals	(527)	613	(1,831)
Net cash provided by operating activities	19,796	20,124	19,965
Cash flows from investing activities
Capital expenditures and investments	(12,553)	(12,118)	(11,248)
Working capital changes associated with investing activities	546	302	30
Acquisition of businesses, net of cash acquired	—	(24)	(2,724)
Proceeds from asset dispositions	3,248	261	632
Net sales (purchases) of investments	(55)	415	1,373
Other	(22)	14	(63)
Net cash used in investing activities	(8,836)	(11,150)	(12,000)
Cash flows from financing activities
Issuance of debt	—	5,591	3,787
Repayment of debt	(913)	(4,981)	(1,379)
Issuance of company common stock	(100)	(78)	(52)
Repurchase of company common stock	(5,018)	(5,463)	(5,400)
Dividends paid	(3,995)	(3,646)	(5,583)
Other	(76)	(258)	(34)
Net cash used in financing activities	(10,102)	(8,835)	(8,661)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	153	(133)	(99)
Net change in cash, cash equivalents and restricted cash	1,011	6	(795)
Cash, cash equivalents and restricted cash at beginning of period	5,905	5,899	6,694
Cash, cash equivalents and restricted cash at end of period	$6,916	5,905	5,899
Restricted cash of $65 million is included in the "Prepaid expenses and other current assets" line of our Consolidated Balance Sheet as of December 31, 2025.
Restricted cash of $354 million and $298 million is included in the “Other assets” line of our Consolidated Balance Sheet at December 31, 2025, and December 31, 2024, respectively.

See Notes to Consolidated Financial Statements.

ConocoPhillips 2025 10-K	74

Financial Statements	Table of Contents

Consolidated Statement of Changes in Equity	ConocoPhillips

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total

Balances at December 31, 2022	$21	61,142	(60,189)	(6,000)	53,029	48,003
Net income (loss)					10,957	10,957
Other comprehensive income (loss)				327		327
Dividends declared
Ordinary ($2.11 per share of common stock)					(2,550)	(2,550)
Variable return of cash ($1.80 per share of common stock)					(2,170)	(2,170)
Repurchase of company common stock			(5,400)			(5,400)
Excise tax on share repurchases			(50)			(50)
Distributed under benefit plans		161				161
Other			(1)		2	1
Balances at December 31, 2023	$21	61,303	(65,640)	(5,673)	59,268	49,279
Net income (loss)					9,245	9,245
Other comprehensive income (loss)				(800)		(800)
Dividends declared
Ordinary ($2.52 per share of common stock)					(2,942)	(2,942)
Variable return of cash ($0.60 per share of common stock)					(704)	(704)
Acquisition of Marathon Oil	2	16,037				16,039
Repurchase of company common stock			(5,463)			(5,463)
Excise tax on share repurchases			(50)			(50)
Distributed under benefit plans		189				189
Other			1		2	3
Balances at December 31, 2024	$23	77,529	(71,152)	(6,473)	64,869	64,796
Net income (loss)					7,988	7,988
Other comprehensive income (loss)				562		562
Dividends declared
Ordinary ($3.18 per share of common stock)					(3,995)	(3,995)
Repurchase of company common stock			(5,018)			(5,018)
Excise tax on share repurchases			(47)			(47)
Distributed under benefit plans		199				199
Other			—		2	2
Balances at December 31, 2025	$23	77,728	(76,217)	(5,911)	68,864	64,487
See Notes to Consolidated Financial Statements.

75	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
Notes to Consolidated Financial Statements
Note 1—Accounting Policies
•Consolidation Principles and Investments—Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries and, if applicable, variable interest entities where we are the primary beneficiary. The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. When we do not have the ability to exert significant influence, the investment is measured at fair value except when the investment does not have a readily determinable fair value. For those exceptions, it will be measured at cost minus impairment, plus or minus observable price changes in orderly transactions for an identical or similar investment of the same issuer. Undivided interests in oil and gas joint ventures, pipelines, natural gas plants and terminals are consolidated on a proportionate basis. We manage our operations through five operating segments, defined by geographic region: Alaska; Lower 48; Canada; Europe, Middle East and North Africa; and Asia Pacific. See Note 22.
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

ConocoPhillips 2025 10-K	76

Notes to Consolidated Financial Statements	Table of Contents
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
Management reviews suspended well balances quarterly, continuously monitors the results of the additional appraisal drilling and seismic work, and expenses the suspended well costs as dry holes when it judges the potential field does not warrant further investment in the near term. See Note 5.
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

77	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
•Capitalized Interest—Interest from external borrowings is capitalized on major projects with an expected construction period of one year or longer. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets.
•Depreciation and Amortization—Depreciation and amortization of PP&E on producing hydrocarbon properties and SAGD facilities are determined by the unit-of-production method. Depreciation and amortization of all other PP&E are determined by either the individual-unit-straight-line method or the group-straight-line method (for those individual units that are highly integrated with other units).
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
•Asset Retirement Obligations and Environmental Costs—The fair value of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred (typically when the asset is installed at the production location). Fair value is estimated using a present value approach, incorporating assumptions about estimated amounts and timing of settlements and impacts of the use of technologies. See Note 6.
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

ConocoPhillips 2025 10-K	78

Notes to Consolidated Financial Statements	Table of Contents
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

•Net Income (Loss) Per Share of Common Stock—Basic net income (loss) per share is calculated using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common stock (including fully vested stock and unit awards that have not yet been issued as common stock) and participating securities. ConocoPhillips grants Restricted Stock Units (RSUs) under its share-based compensation programs, the majority of which entitle recipients to receive non-forfeitable dividends during the vesting period on a basis equivalent to dividends paid to holders of the company’s common stock. See Note 14. These unvested RSUs meet the definition of participating securities based on their respective rights to receive non-forfeitable dividends and are treated as a separate class of securities in computing basic EPS. Participating securities are not included as incremental shares in computing diluted EPS. Diluted EPS includes the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock. Diluted EPS is calculated under both the two-class and treasury stock methods, and the more dilutive amount is reported. Diluted net loss per share does not assume conversion or exercise of securities that would have an antidilutive effect. Treasury stock is excluded from the daily weighted-average number of common shares outstanding in both calculations. See Note 21.

79	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 2—Inventories
Inventories at December 31 were:

	Millions of Dollars
	2025	2024

Crude oil and products	$1,000	907
Materials and supplies	873	902
Total inventories	$1,873	1,809

Inventories valued on the LIFO basis	$609	578
The estimated excess of current replacement cost over LIFO cost of inventories was approximately $65 million and $113 million at December 31, 2025 and 2024, respectively.

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
2025
Assets Sold
In the second quarter of 2025, we sold our interests in the Ursa and Europa fields and Ursa Oil Pipeline Company LLC for net proceeds of $699 million. We recognized a $274 million before-tax and $266 million after-tax gain for this transaction, inclusive of the reduction of our valuation allowance recognized in the first quarter of 2025. At the time of disposition, these assets, in our Lower 48 segment, had a net carrying value of $444 million, comprised of $536 million of assets, primarily $522 million of PP&E, and $92 million of liabilities, primarily related to noncurrent AROs. For tax-related impacts of this disposition, see Note 15.

In the fourth quarter of 2025, we sold Lower 48 assets in the Anadarko basin for net proceeds of $1.2 billion, after customary closing adjustments. At the time of the disposition, these assets had a net carrying value of approximately $1.2 billion, comprised primarily of PP&E.

Additionally, during 2025, we sold our interests in other noncore assets in the Lower 48 segment for $1.1 billion and recognized a $404 million before-tax and $310 million after-tax net gain. Our interests in the disposed assets had an aggregate net carrying value of $719 million, comprised of $770 million of assets, primarily related to $645 million of PP&E and $51 million of liabilities related to noncurrent AROs.
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

ConocoPhillips 2025 10-K	80

Notes to Consolidated Financial Statements	Table of Contents

Total fair value	Millions of Dollars
Value of ConocoPhillips common stock issued*	15,972
Cash transferred at close**	451
Value attributable to Marathon Oil share-based awards	67
Other liabilities incurred***	17
Total fair value	$16,507
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

The transaction was accounted for as a business combination under FASB Topic ASC 805 using the acquisition method, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair values. In the fourth quarter of 2025, we finalized the allocation of the purchase price to specific assets and liabilities. It was based on the fair value of the final consideration and the conclusion of the fair value determination of long-lived assets and all other assets acquired and liabilities assumed.

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

Assets acquired	Millions of Dollars
Cash and cash equivalents	$385
Accounts receivable, net	976
Inventories	302
Investments and long-term receivables	562
Net properties, plants and equipment	24,215
Other assets	215
Total assets acquired	$26,655

Liabilities assumed
Accounts payable	$1,183
Accrued income and other taxes	201
Employee benefit obligations	187
Long-term debt	4,719
Asset retirement obligations	781
Deferred income taxes	2,471
Other liabilities	606
Total liabilities assumed	$10,148
Net assets acquired	$16,507

With the completion of the transaction, we acquired proved properties of approximately $13.2 billion, with $12.1 billion in Lower 48 and $1.1 billion in Equatorial Guinea, and unproved properties of $10.8 billion in Lower 48.

We have recognized approximately $587 million of transaction-related costs, the majority of which were expensed in the fourth quarter of 2024. These non-recurring costs related primarily to employee severance and related benefits, fees paid to advisors and the settlement of share-based awards for certain Marathon Oil employees based on the terms of the Merger Agreement. These transaction-related costs included $334 million of employee severance expense. See Note 14.

81	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
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

For information related to the contingent consideration arrangement, see Note 11.

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

ConocoPhillips 2025 10-K	82

Notes to Consolidated Financial Statements	Table of Contents
Supplemental Pro Forma (unaudited)
The following tables summarize the unaudited supplemental pro forma financial information combining the consolidated income statement of ConocoPhillips with assets acquired as shown for the year ended December 31, 2024 and 2023, as if we had completed the acquisition of Marathon Oil on January 1, 2023 and the remaining working interest in Surmont on January 1, 2022, respectively.

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

The unaudited supplemental pro forma financial information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the Surmont and Marathon Oil transactions been completed on January 1, 2022, and January 1, 2023, respectively, nor is it necessarily indicative of future operating results of the combined entity. The pro forma results do not include cost savings anticipated as a result of the transaction. The pro forma results include adjustments which relate primarily to DD&A, which is based on the unit-of-production method, resulting from the purchase price allocated to oil and gas properties as well as adjustments for the timing of transaction costs and tax impacts. We believe the estimates and assumptions are reasonable, and the relative effects of the transaction are properly reflected.

QatarEnergy LNG NFS(3) (NFS3)
During 2022, we were awarded a 25 percent interest in NFS3, a new joint venture with QatarEnergy, to participate in the North Field South (NFS) LNG project in Qatar. Formation of NFS3 closed during 2023. NFS3 has a 25 percent interest in the NFS project and is reported as an equity method investment in our Europe, Middle East and North Africa segment. See Note 4.

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

83	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 4—Investments, Loans and Long-Term Receivables
Components of investments and long-term receivables at December 31 were:

	Millions of Dollars
	2025	2024
Equity investments	$8,833	8,611
Long-term receivables	110	113
Long-term investments in debt securities	1,148	1,055
Other investments	94	90
Total	$10,185	9,869
Equity Investments
Affiliated companies in which we had a significant equity investment at December 31, 2025, included:
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
•NFS3—25 percent owned joint venture with an affiliate of QatarEnergy (75 percent)—participant in the North Field South LNG project. See Note 3.
Summarized 100 percent earnings information for equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars
	2025	2024	2023
Revenues	$13,607	15,286	15,314
Income (loss) before income taxes	5,022	6,446	6,301
Net income (loss)	3,441	4,389	4,214
Summarized 100 percent balance sheet information for equity method investments in affiliated companies, combined, was as follows:

	Millions of Dollars
	2025	2024
Current assets	$5,793	4,608
Noncurrent assets	43,935	41,417
Current liabilities	3,521	3,829
Noncurrent liabilities	18,815	16,947
Our share of income taxes incurred directly by an equity method investee is reported in equity in earnings of affiliates, and as such is not included in income taxes on our consolidated financial statements.
At December 31, 2025, retained earnings included $112 million related to the undistributed earnings of affiliated companies. Dividends received from affiliates were $1,531 million, $2,283 million and $2,684 million in 2025, 2024 and 2023, respectively.

ConocoPhillips 2025 10-K	84

Notes to Consolidated Financial Statements	Table of Contents
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
In 2012, APLNG executed an $8.5 billion project finance facility that became non-recourse following financial completion in 2017. The facility is currently composed of a financing agreement with the Export-Import Bank of the United States, a commercial bank facility and two United States Private Placement note facilities. APLNG principal and interest payments commenced in March 2017 and are scheduled to occur bi-annually until September 2030. At December 31, 2025, a balance of $3.4 billion was outstanding on the facilities. See Note 8.
At December 31, 2025, the carrying value of our equity method investment in APLNG was approximately $4.9 billion.

PALNG
PALNG is a joint venture for the development of a large-scale LNG facility. At December 31, 2025, the carrying value of our equity method investment in PALNG was approximately $1.6 billion. See Note 3.
Investments in Qatar

N3
N3 is a 30 percent owned joint venture in an integrated large-scale LNG project. We have terminal and pipeline use agreements with Golden Pass LNG Terminal and affiliated Golden Pass Pipeline near Sabine Pass, Texas, intended to provide us with terminal and pipeline capacity for the receipt, storage and regasification of LNG purchased from N3. Currently, the LNG from N3 is being sold to markets outside of the U.S.
NFE4
NFE4 is a joint venture participating in the NFE LNG project. NFE4 has a 12.5 percent interest in the NFE project.

We have concluded NFE4 is a VIE as it currently requires advances from the joint venture participants to fund the project. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly impact economic performance of NFE4, which involve activities related to the production and commercialization of natural gas, as well as LNG processing and export marketing. As a result, we do not consolidate NFE4, and it is accounted for under the equity method. As of December 31, 2025, the carrying value of our equity is included in the total carrying value of our equity method investments in Qatar. This equity together with the guarantee is the only financial support that we have provided NFE4. See Note 8.

NFS3
NFS3 is a joint venture participating in the NFS LNG project. NFS3 has a 25 percent interest in the NFS project. See Note 3.

At December 31, 2025, the carrying value of our equity method investments in Qatar was approximately $1.7 billion.

Loans
As part of our normal ongoing business operations and consistent with industry practice, we enter into numerous agreements with other parties to pursue business opportunities. Included in such activity are loans to certain affiliated and non-affiliated companies.
At December 31, 2025, there were no outstanding loans to affiliated companies.

85	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents

Note 5—Suspended Wells and Exploration Expenses
The following table reflects the net changes in suspended exploratory well costs during 2025, 2024 and 2023:

	Millions of Dollars
	2025	2024	2023

Beginning balance	$196	184	527
Additions pending the determination of proved reserves	113	32	—
Reclassifications to proved properties	—	(2)	(285)
Sales of suspended wells	(30)	—	—
Charged to dry hole expense	(36)	(18)	(58)
Ending balance	$243	196	184
The following table provides an aging of suspended well balances at December 31:

	Millions of Dollars
	2025	2024	2023

Exploratory well costs capitalized for a period of one year or less	$110	33	—
Exploratory well costs capitalized for a period greater than one year	133	163	184
Ending balance	$243	196	184

Number of projects with exploratory well costs capitalized for a period greater than one year	13	13	14
The following table provides a further aging of those exploratory well costs that have been capitalized for more than one year since the completion of drilling as of December 31, 2025:

	Millions of Dollars
		Suspended Since
	Total	2021-2024	2018-2020	2017 and Prior
PL891—Norway(1)	31	—	31	—
West Willow—Alaska(2)	30	—	30	—
Narwhal Trend—Alaska(1)	25	—	25	—
Montney—Canada(2)	15	7	8	—
Other of $10 million or less each(1)(2)	32	4	—	28
Total	$133	11	94	28
(1)Appraisal drilling complete; costs being incurred to assess development.
(2)Additional appraisal wells planned.

ConocoPhillips 2025 10-K	86

Notes to Consolidated Financial Statements	Table of Contents
Exploration Expenses
The charges discussed below are included in the “Exploration expenses” line on our consolidated income statement.

2025
We divested certain Lower 48 offshore interests in partner-operated assets, which included $30 million of suspended wells costs.

We recognized dry hole expenses of $80 million in our Asia Pacific segment, which included $36 million related to certain previously suspended wells that were capitalized for a period greater than one year.

2024
In our Europe, Middle East and North Africa segment, we recorded approximately $40 million before-tax as dry hole expenses, which included $22 million for two partner-operated exploration wells in the Alvheim area in the Norwegian sector of the North Sea, and $18 million for the Busta suspended discovery well on license PL782S in the North Sea.

2023
In our Europe, Middle East and North Africa segment, after further evaluation we recognized a before-tax expense of $37 million for dry hole costs associated with the suspended Warka discovery well, drilled in 2020, on license PL1009 in the Norwegian Sea.

In our Alaska segment, we recorded a before-tax expense of approximately $31 million for dry hole costs associated with the Bear-1 exploration well.

87	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 6—Asset Retirement Obligations and Accrued Environmental Costs
Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2025	2024

Asset retirement obligations	$8,364	8,215
Accrued environmental costs	220	206
Total asset retirement obligations and accrued environmental costs	8,584	8,421
Asset retirement obligations and accrued environmental costs due within one year*	(370)	(332)
Long-term asset retirement obligations and accrued environmental costs	$8,214	8,089
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
During 2025 and 2024, our overall ARO changed as follows:

	Millions of Dollars
	2025	2024

Balance at January 1	$8,215	7,227
Accretion of discount	366	319
New obligations, including acquisitions	162	926
Changes in estimates of existing obligations	(150)	140
Spending on existing obligations	(259)	(182)
Property dispositions	(186)	(6)
Foreign currency translation	216	(209)
Balance at December 31	$8,364	8,215
Accrued Environmental Costs
Total accrued environmental costs at December 31, 2025 and 2024, were $220 million and $206 million, respectively.
We had accrued environmental costs of $142 million and $139 million at December 31, 2025 and 2024, respectively, related to remediation activities in the U.S. and Canada. We had also accrued in Corporate and Other $68 million and $56 million of environmental costs associated with sites no longer in operation at December 31, 2025 and 2024, respectively. In addition, December 31, 2025 and 2024, included a $10 million and $11 million accrual, respectively, where the company has been named a potentially responsible party under the CERCLA, or similar state laws. Accrued environmental liabilities are expected to be paid over periods extending up to 30 years.
Expected expenditures for environmental obligations acquired in various business combinations are discounted using a weighted-average 5 percent discount factor, resulting in an accrued balance for acquired environmental liabilities of $119 million at December 31, 2025. The total expected future undiscounted payments related to the portion of the accrued environmental costs that have been discounted are $133 million.

ConocoPhillips 2025 10-K	88

Notes to Consolidated Financial Statements	Table of Contents
Note 7—Debt
Long-term debt at December 31 was:

	Millions of Dollars
	2025	2024
2.4% Notes due 2025	—	366
8.2% Debentures due 2025	—	134
3.35% Notes due 2025	—	199
6.875% Debentures due 2026	67	67
7.8% Debentures due 2027	120	120
4.4% Notes due 2027	422	424
3.75% Notes due 2027	196	196
4.3% Notes due 2028	223	223
7.375% Debentures due 2029	66	66
7.0% Debentures due 2029	95	95
5.3% Notes due 2029	84	86
6.95% Notes due 2029	705	705
4.7% Notes due 2030	1,350	1,350
8.125% Notes due 2030	207	207
2.4% Notes due 2031	227	227
7.2% Notes due 2031	447	447
7.25% Notes due 2031	268	268
7.4% Notes due 2031	232	232
4.85% Notes due 2032	650	650
6.8% Notes due 2032	180	180
5.9% Notes due 2032	505	505
5.05% Notes due 2033	1,000	1,000
5.7% Notes due 2034	103	103
4.15% Notes due 2034	246	246
5.0% Notes due 2035	1,250	1,250
5.95% Notes due 2036	326	326
5.951% Notes serially maturing 2022 through 2037	541	573
6.6% Notes due 2037	335	335
5.9% Notes due 2038	350	350
6.5% Notes due 2039	1,588	1,588
3.758% Notes due 2042	785	785
4.3% Notes due 2044	750	750
5.2% Notes due 2045	186	186
5.95% Notes due 2046	329	329
7.9% Debentures due 2047	60	60
4.875% Notes due 2047	319	319
4.85% Notes due 2048	219	219
3.8% Notes due 2052	1,100	1,100
5.3% Notes due 2053	1,100	1,100
5.55% Notes due 2054	1,000	1,000
5.5% Notes due 2055	1,300	1,300
4.025% Notes due 2062	1,770	1,770
5.7% Notes due 2063	700	700
5.65% Notes due 2065	650	650
Marine Terminal Revenue Refunding Bonds due 2031 at 1.23% – 5.05% during 2025 and 1.78% – 4.80% during 2024	265	265

89	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents

Industrial Development Bonds due 2035 at 1.23% – 5.05% during 2025 and 1.78% – 4.22% during 2024	18	18
St. John the Baptist Parish, State of Louisiana—Revenue Refunding Bonds due 2037[1]: $200 at 2.20%, $200 at 2.375%, $200 at 4.05%, $400 at 3.30%[1]	1,000	1,000
Other	13	16
Debt at face value	23,347	24,085
Finance leases	801	940
Net unamortized premiums, discounts and debt issuance costs	(704)	(701)
Total debt	23,444	24,324
Short-term debt	(1,020)	(1,035)
Long-term debt	$22,424	23,289
1Future mandatory purchase dates for these bonds: July 1, 2026 for the 2.20% bonds of $200 million, 2.375% bonds of $200 million, 4.05% bonds of $200 million and July 3, 2028 for the 3.30% bonds of $400 million. Subsequent to the mandatory purchase dates, we will also have the right to remarket these bonds any time up to the 2037 maturity date.
The principal amounts of long-term debt, excluding finance lease obligations, maturing in 2026 through 2030 are: $713 million, of which $600 million are municipal bonds we intend to remarket, $786 million, $670 million, $992 million and $1,599 million, respectively.

2025
In 2025, the company retired $0.7 billion principal amount of debt at maturity, consisting of $0.2 billion of our 3.35% Notes, $0.4 billion of our 2.4% Notes and $0.1 billion of our 8.2% Debentures.

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
•5.7% Notes due 2034 with principal amount of $600 million
•6.6% Notes due 2037 with principal amount of $750 million
•5.2% Notes due 2045 with principal amount of $500 million
•St. John the Baptist Parish, State of Louisiana—Revenue Refunding Bonds due 2037 with future mandatory purchase dates of July 1, 2026:
◦2.20% Bonds with principal amount of $200 million
◦2.375% Bonds with principal amount of $200 million
◦4.05% Bonds with principal amount of $200 million

ConocoPhillips 2025 10-K	90

Notes to Consolidated Financial Statements	Table of Contents
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

91	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
Revolving Credit Facility and Credit Rating Information
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
The revolving credit facility supports our ability to issue up to $5.5 billion of commercial paper. Commercial paper is generally limited to maturities of 90 days and is included in short-term debt on our consolidated balance sheet. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at December 31, 2025 and 2024.
For information on Finance Leases, see Note 13.
The current credit ratings on our long-term debt are:
•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: “A2" with a “stable" outlook

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
At both December 31, 2025 and 2024, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis, therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

ConocoPhillips 2025 10-K	92

Notes to Consolidated Financial Statements	Table of Contents
Note 8—Guarantees
At December 31, 2025, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
At December 31, 2025, we had multiple outstanding guarantees in connection with our 47.5 percent ownership interest in APLNG. The following is a description of the guarantees with values calculated utilizing December 2025 exchange rates:
•During the third quarter of 2016, we issued a guarantee to facilitate the withdrawal of our pro-rata portion of the funds in a project finance reserve account. We estimate the remaining term of this guarantee to be five years. Our maximum exposure under this guarantee is approximately $210 million and may become payable if an enforcement action is commenced by the project finance lenders against APLNG. At December 31, 2025, the carrying value of this guarantee was approximately $14 million.
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
•We have guaranteed the performance of APLNG with regard to certain other contracts executed in connection with the project’s continued development. The guarantees have remaining terms of 11 to 20 years or the life of the venture. Our maximum potential amount of future payments related to these guarantees is approximately $520 million and would become payable if APLNG does not perform. At December 31, 2025, the carrying value of these guarantees was approximately $35 million.
QatarEnergy LNG Limited Guarantees
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in NFE4 and NFS3. These guarantees have an approximate 30-year term with no maximum limit. At December 31, 2025, the carrying value of these guarantees was approximately $14 million.

Equatorial Guinea Guarantees
We have guaranteed payment obligations as a shareholder in both Equatorial Guinea LNG Operations, S.A., a fully owned subsidiary of Equatorial Guinea LNG Holdings Limited, and Alba Plant LLC with regard to certain agreements to process third-party gas. These guarantees have two years remaining, and the maximum potential future payments related to these guarantees is approximately $116 million. At December 31, 2025, the carrying value of these guarantees was approximately $4 million.
Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $580 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of one to five years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities, or as a result of nonperformance of contractual terms by guaranteed parties. At December 31, 2025, there was no liability recognized for these guarantees.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnifications at December 31, 2025, was

93	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
approximately $30 million. Those related to environmental issues have terms that are generally indefinite, and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 9 for additional information about environmental liabilities.
Note 9—Contingencies and Commitments
A number of lawsuits involving a variety of claims arising in the ordinary course of business have been filed against ConocoPhillips. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various active and inactive sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the low end of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. We accrue receivables for insurance or other third-party recoveries when applicable. With respect to income tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain. See Note 15, for additional information about income tax-related contingencies.
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
See Note 6 for a summary of our accrued environmental liabilities.

ConocoPhillips 2025 10-K	94

Notes to Consolidated Financial Statements	Table of Contents
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

We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at December 31, 2025, we had performance obligations secured by letters of credit of $331 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
In 2007, the government of Venezuela expropriated ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures, as well as the offshore Corocoro development project. In response, ConocoPhillips initiated international arbitration proceedings before the ICSID. In March 2019, an ICSID tribunal unanimously ordered the government of Venezuela to pay ConocoPhillips approximately $8.7 billion (later reduced to $8.5 billion) plus interest for the unlawful expropriation of the projects. On January 22, 2025, an ICSID annulment committee dismissed Venezuela’s application to annul the tribunal’s decision and upheld the $8.5 billion award plus interest in full. Separate arbitrations before the ICC resulted in additional awards against Petróleos de Venezuela, S.A. (PDVSA) and three of its affiliates, including an award for approximately $2 billion plus interest, for the Petrozuata and Hamaca projects, and a $33 million award, for the Corocoro project, plus interest. Cumulatively, as of December 31, 2025, the company has received approximately $794 million in connection with the first ICC award. Collection actions for all three awards are ongoing.

ConocoPhillips has ensured that all actions related to these arbitration awards meet all appropriate U.S. regulatory requirements, including those related to any applicable sanctions imposed by the U.S. against Venezuela.

Beginning in 2017, governmental entities and individuals in several states/territories in the U.S. have filed lawsuits against oil and gas companies, including ConocoPhillips, seeking compensatory damages and equitable relief to abate alleged climate change related impacts. Additional lawsuits with similar allegations are expected to be filed. The legal and factual issues are unprecedented, therefore, there is significant uncertainty about the scope of the claims and alleged damages and any potential impact on the company’s financial condition. ConocoPhillips believes these lawsuits are factually and legally meritless and are an inappropriate vehicle to address the challenges associated with climate change and will vigorously defend against such lawsuits.

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

95	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
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
ConocoPhillips is involved in a pending dispute with commercial counterparties relating to the propriety of its force majeure notices following Winter Storm Uri in 2021. We believe this claim is without merit and we are vigorously defending the dispute.
Long-Term Unconditional Purchase Obligations and Commitments, Including Throughput and Take-or-Pay Agreements
We have certain throughput agreements and take-or-pay agreements in support of financing arrangements. The agreements are primarily related to LNG offtake purchase commitments. The fixed and determinable portion of the remaining estimated payments under these various agreements as of December 31, 2025 is: 2026—$7 million; 2027—$7 million; 2028—$397 million; 2029—$558 million; 2030—$602 million; and 2031 and after—$23 billion. Generally, variable components of these obligations include commodity futures prices and estimated future inflation rates. Purchases of LNG under these commitments are expected to be offset in the same or approximately same periods by cash received from the related sales transactions. Total payments under these agreements were $25 million in 2025, $24 million in 2024 and $26 million in 2023.
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
The following table presents the gross fair values of our commodity derivatives, excluding collateral, on our consolidated balance sheet:

	Millions of Dollars
	2025	2024
Assets
Prepaid expenses and other current assets	$491	394
Other assets	113	94
Liabilities
Other accruals	438	397
Other liabilities and deferred credits	100	83

ConocoPhillips 2025 10-K	96

Notes to Consolidated Financial Statements	Table of Contents
The gains (losses) from commodity derivatives included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	2025	2024	2023

Sales and other operating revenues	$230	133	86
Other income	(8)	(4)	(6)
Purchased commodities	(97)	(133)	(90)
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long/(Short)
	2025	2024
Commodity
Natural gas and power (BCF equivalent)
Fixed price	(15)	(17)
Basis	(17)	—
Interest Rate Derivative Instruments
In 2023, PALNG executed interest rate swaps that had the effect of converting 60 percent of the projected term loans outstanding to finance the cost of development and construction of Phase 1 from floating- to fixed-rate. In 2024, PALNG dedesignated a portion of the interest rate swaps as a cash flow hedge and the remaining portion was dedesignated during the first quarter of 2025. Changes in the fair value of the dedesignated hedging instruments are reported in the "Equity in earnings of affiliates" line on our consolidated income statement.

For the years ended December 31, 2025 and 2024, we recognized gains of $18 million and $35 million, respectively, in "Equity in earnings of affiliates" related to these swaps. For the year ended December 31, 2025, unrealized gains/losses recognized in other comprehensive income (loss) related to these swaps was nil. For the years ended December 31, 2024 and 2023, we recognized an unrealized loss of $56 million and an unrealized gain of $78 million, respectively, in other comprehensive income (loss) related to these swaps.

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
•Foreign government obligations: Securities issued by foreign governments.
•Corporate bonds: Unsecured debt securities issued by corporations.
•Asset-backed securities: Collateralized debt securities.

97	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following investments are carried on our consolidated balance sheet at cost, plus accrued interest and the table reflects remaining maturities at December 31, 2025 and 2024:

	Millions of Dollars
	Carrying Amount
	Cash and cash equivalents		Short-term investments
	2025	2024	2025	2024
Cash	$543	770
Demand Deposits	3,781	3,211
Time Deposits
1 to 90 days	975	1,364	6	1
91 to 180 days			17	5
Within one year			8	6
U.S. Government Obligations
1 to 90 days	1,198	260	—	—
	$6,497	5,605	31	12
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at December 31, 2025 and 2024:

	Millions of Dollars
	Carrying Amount
	Cash and cash equivalents		Short-term investments		Investments and long-term receivables
	2025	2024	2025	2024	2025	2024
Major Security Type
Corporate Bonds	$—	—	308	338	651	612
Commercial Paper	—	2	72	77
U.S. Government Obligations	—	—	46	43	224	218
U.S. Government Agency Obligations			—	—	1	7
Foreign Government Obligations			9	4	9	12
Asset-backed Securities			18	33	263	205
	$—	2	453	495	1,148	1,054
Cash and cash equivalents and short-term investments have remaining maturities within one year. Investments and long-term receivables have remaining maturities that vary from greater than one year through 13 years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale at December 31:

ConocoPhillips 2025 10-K	98

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	2025	2024	2025	2024
Major Security Type
Corporate Bonds	$953	947	959	950
Commercial Paper	72	79	72	79
U.S. Government Obligations	268	262	270	261
U.S. Government Agency Obligations	1	7	1	7
Foreign Government Obligations	18	16	18	16
Asset-backed Securities	280	237	281	238
	$1,592	1,548	1,601	1,551
No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.
For the years ended December 31, 2025 and 2024, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $962 million and $868 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.
Credit Risk
Financial instruments potentially exposed to concentrations of credit risk consist primarily of cash equivalents, short-term investments, long-term investments in debt securities, OTC derivative contracts and trade receivables. Our cash equivalents and short-term investments could be placed in high-quality commercial paper, government money market funds, U.S. government and government agency obligations, time deposits with major international banks and financial institutions, high-quality corporate bonds, foreign government obligations and asset-backed securities. Our long-term investments in debt securities are placed in high-quality corporate bonds, asset-backed securities, U.S. government and government agency obligations and foreign government obligations.
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
The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position at December 31, 2025 and 2024, was $73 million and $70 million, respectively. For these instruments, no collateral was posted at December 31, 2025 and 2024. If our credit rating had been downgraded below investment grade at December 31, 2025, we would have been required to post $32 million of additional collateral, either with cash or letters of credit.

99	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 11—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during 2025 or 2024.
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
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in debt securities	$270	1,331	—	1,601	261	1,290	—	1,551
Commodity derivatives	306	230	68	604	201	252	35	488
Total assets	$576	1,561	68	2,205	462	1,542	35	2,039

Liabilities
Commodity derivatives	$354	124	60	538	275	160	45	480
Contingent consideration	—	—	—	—	—	—	145	145
Total liabilities	$354	124	60	538	275	160	190	625

ConocoPhillips 2025 10-K	100

Notes to Consolidated Financial Statements	Table of Contents
For the year ended December 31, 2025, we have made payments of $80 million, and $237 million in total under the contingent consideration arrangement since the date of the Surmont acquisition, included in the "Other" line within the financing activities section of our consolidated statement of cash flows. As of December 31, 2025, the fair value of the contingent consideration liability was zero due to the commodity price outlook over the remaining term. The range and arithmetic average of the significant unobservable input used in the Level 3 fair value measurement was as follows:

	Fair Value (Millions of Dollars)	Valuation Technique	Unobservable Input	Range (Arithmetic Average)
Contingent Consideration - Surmont as of:
December 31, 2025	$—	Discounted cash flow	Commodity price outlook* ($/BOE)	$43.17 - $51.97 ($46.47)
December 31, 2024	145			$48.63 - $57.53 ($53.38)
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

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
December 31, 2025
Assets	$604	2	602	361	241	6	235
Liabilities	538	1	537	361	176	53	123

December 31, 2024
Assets	$488	—	488	278	210	—	210
Liabilities	480	—	480	278	202	73	129
At December 31, 2025 and 2024, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.
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

101	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	2025	2024	2025	2024
Financial assets
Commodity derivatives	237	210	237	210
Investments in debt securities	1,601	1,551	1,601	1,551
Financial liabilities
Total debt, excluding finance leases	22,643	23,384	22,698	22,997
Commodity derivatives	124	129	124	129
Note 12—Equity
Common Stock
The changes in our shares of common stock, as categorized in the equity section of the balance sheet, were:

	Shares
	2025	2024	2023
Issued
Beginning of year	2,250,672,734	2,103,772,516	2,100,885,134
Acquisition of Marathon Oil	—	142,941,624	—
Distributed under benefit plans	2,845,548	3,958,594	2,887,382
End of year	2,253,518,282	2,250,672,734	2,103,772,516

Held in Treasury
Beginning of year	974,806,010	925,670,961	877,029,062
Repurchase of common stock	53,544,176	49,135,049	48,641,899
End of year	1,028,350,186	974,806,010	925,670,961
Preferred Stock
We have authorized 500 million shares of preferred stock, par value $0.01 per share, none of which was issued or outstanding at December 31, 2025 or 2024.
Repurchase of Common Stock
In late 2016, we initiated our current share repurchase program. In October 2024, our Board of Directors approved an increase from our prior authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate purchases. Since inception of our current program, shares repurchased totaled 486 million shares at a cost of $39.3 billion through the end of December 2025.

ConocoPhillips 2025 10-K	102

Notes to Consolidated Financial Statements	Table of Contents
Note 13—Non-Mineral Leases
The company primarily leases office buildings and drilling equipment, as well as ocean transport vessels, tugboats, corporate aircraft, and other facilities and equipment. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices, and other leases include payment provisions that vary based on the nature of usage of the leased asset. Additionally, the company has executed certain leases that provide it with the option to extend or renew the term of the lease, terminate the lease prior to the end of the lease term, or purchase the leased asset as of the end of the lease term. In other cases, the company has executed lease agreements that require it to guarantee the residual value of certain leased office buildings. For additional information about guarantees, see Note 8.
For those leasing arrangements where the underlying asset is not yet constructed, the company does not control the asset during construction. There are no significant restrictions imposed on us by the lease agreements with regard to dividends, asset dispositions or borrowing ability.
We determine if an arrangement is or contains a lease at contract inception. Certain contractual arrangements may contain both lease and non-lease components. Only the lease components of these contractual arrangements are subject to the provisions of ASC Topic 842, “Leases,” and any non-lease components are subject to other applicable accounting guidance; however, we have elected to adopt the optional practical expedient not to separate lease components apart from non-lease components for existing asset classes, except for crude oil and LNG Vessels. For contractual arrangements involving a new leased asset class, we determine at contract inception whether it will apply the optional practical expedient to the new leased asset class.
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
The company has historically recorded finance lease assets and liabilities associated with certain oil and gas joint ventures on a proportional basis pursuant to accounting guidance applicable prior to the adoption date of ASC Topic 842. In accordance with the transition provisions of ASC Topic 842, and since we have elected to adopt the package of optional transition-related practical expedients, the historical accounting treatment for these leases has been carried forward and is subject to reconsideration upon the modification or other required reassessment of the arrangements prior to lease term expiration.

103	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the right-of-use assets and lease liabilities for both the operating and finance leases on our consolidated balance sheet as of December 31:

	Millions of Dollars
	2025		2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Right-of-Use Assets
Properties, plants and equipment
Gross		2,007		1,983
Accumulated DD&A		(1,507)		(1,336)
Net PP&E*		500		647
Other assets	950		1,017

Lease Liabilities
Short-term debt**		306		292
Other accruals	383		329
Long-term debt***		495		648
Other liabilities and deferred credits	567		695
Total lease liabilities	$950	801	1,024	940
    * Includes proportionately consolidated finance lease assets of $83 million at December 31, 2025 and $107 million at December 31, 2024.
  ** Includes proportionately consolidated finance lease liabilities of $188 million at December 31, 2025 and $181 million at December 31, 2024.
*** Includes proportionately consolidated finance lease liabilities of $192 million at December 31, 2025 and $259 million at December 31, 2024.
The following table summarizes our lease costs:

	Millions of Dollars
	2025	2024	2023
Lease Cost*
Operating lease cost	$447	325	229
Finance lease cost
Amortization of right-of-use assets	171	173	180
Interest on lease liabilities	24	29	35
Short-term lease cost**	65	49	40
Total lease cost***	$707	576	484
* The amounts presented in the table above have not been adjusted to reflect amounts recovered or reimbursed from oil and gas coventurers.
** Short-term leases are not recorded on our consolidated balance sheet.
*** Variable lease cost and sublease income are immaterial for the periods presented and therefore are not included in the table above.
The following table summarizes the lease terms and discount rates as of December 31:

Lease Term and Discount Rate	2025	2024

Weighted-average term (years)
Operating leases	4.06	4.41
Finance leases	4.18	4.86

Weighted-average discount rate (percent)
Operating leases	4.58	4.62
Finance leases	3.47	3.40

ConocoPhillips 2025 10-K	104

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes other lease information:

	Millions of Dollars
	2025	2024	2023
Other Information*
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$385	248	173
Operating cash flows from finance leases	24	29	33
Financing cash flows from finance leases	175	172	169

Right-of-use assets obtained in exchange for operating lease liabilities	$320	628	355
Right-of-use assets obtained in exchange for finance lease liabilities	25	—	9
*The amounts presented in the table above have not been adjusted to reflect amounts recovered or reimbursed from oil and gas coventurers. In addition, pursuant to other applicable accounting guidance, lease payments made in connection with preparing another asset for its intended use are reported in the "Cash flows from investing activities" section of our consolidated statement of cash flows.
The following table summarizes future lease payments for operating and finance leases at December 31, 2025:

	Millions of Dollars
	Operating Leases	Finance Leases
Maturity of Lease Liabilities
2026	$417	363
2027	219	164
2028	143	181
2029	102	91
2030	55	57
Remaining years	109	48
Total	1,045	904
Less: portion representing imputed interest	(95)	(103)
Total lease liabilities	$950	801
As of December 31, 2025 and December 31, 2024, the company had approximately $1 billion and nil in future undiscounted cash flows for leases not yet commenced related to time-chartered LNG vessels in support of future LNG offtake, respectively.

105	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 14—Employee Benefit Plans
Pension and Postretirement Plans
An analysis of the projected benefit obligations for our pension plans and accumulated benefit obligations for our postretirement health and life insurance plans follows:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Int’l.	U.S.	Int’l.
Change in Benefit Obligation
Benefit obligation at January 1	$1,806	2,591	1,525	2,866	145	107
Service cost	58	34	49	38	2	1
Interest cost	93	130	76	114	8	5
Plan participant contributions	—	—	—	—	14	12
Plan amendments	—	—	—	57	(2)	—
Business combinations			237			42
Actuarial (gain) loss	89	(59)	(4)	(202)	(3)	5
Benefits paid	(204)	(142)	(98)	(134)	(39)	(27)
Curtailment	3	(8)	8	—	1	—
Recognition of termination benefits	—	—	13	—	—	—
Foreign currency exchange rate change	—	243	—	(148)	—	—
Benefit obligation at December 31*	$1,845	2,789	1,806	2,591	126	145
*Accumulated benefit obligation portion of above at December 31:	$1,767	2,577	1,703	2,392

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$1,556	2,907	1,306	3,085	—	—
Actual return on plan assets	166	192	66	18	—	—
Company contributions	148	50	83	88	25	15
Plan participant contributions	—	—	—	—	14	12
Business combinations			199
Benefits paid	(204)	(142)	(98)	(134)	(39)	(27)
Foreign currency exchange rate change	—	277	—	(150)	—	—
Fair value of plan assets at December 31	$1,666	3,284	1,556	2,907	—	—
Funded Status	$(179)	495	(250)	316	(126)	(145)

ConocoPhillips 2025 10-K	106

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Int’l.	U.S.	Int’l.

Amounts Recognized in the Consolidated Balance Sheet at December 31
Noncurrent assets	$29	744	1	553	—	—
Current liabilities	(81)	(10)	(28)	(10)	(24)	(26)
Noncurrent liabilities	(127)	(239)	(223)	(227)	(102)	(119)
Total recognized	$(179)	495	(250)	316	(126)	(145)

Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.25%	4.95	5.70	4.90	5.60	5.60
Rate of compensation increase	4.50	4.05	5.00	4.05
Interest crediting rate for applicable benefits	4.75		4.30

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	5.70%	4.90	5.35	4.10	4.25	5.35
Expected return on plan assets	5.30	6.20	5.30	5.40
Rate of compensation increase	5.00	4.10	5.00	3.65
Interest crediting rate for applicable benefits	4.35		4.20
For both U.S. and international pension plans, the overall expected long-term rate of return is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. We rely on a variety of independent market forecasts in developing the expected rate of return for each class of assets.

During 2025, the actuarial losses related to the benefit obligations for U.S. plans were primarily related to a decrease in the discount rate and an increase in compensation and benefits. In addition, international plans recognized actuarial gains due to higher discount rates and lower inflation rate assumptions. During 2024, the actuarial gains related to the benefit obligations for international plans were primarily related to an increase in the discount rates.

107	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
The following tables summarize information related to the company's pension plans with projected and accumulated benefit obligations in excess of the fair value of the plans' assets:

	Millions of Dollars
	Pension Benefits
	2025		2024
	U.S.	Int’l.	U.S.	Int’l.

Pension Plans with Projected Benefit Obligation in Excess of Plan Assets
Projected benefit obligation	$208	258	450	242
Fair value of plan assets	—	9	199	6

Pension Plans with Accumulated Benefit Obligation in Excess of Plan Assets
Accumulated benefit obligation	$190	223	425	210
Fair value of plan assets	—	9	199	6
Included in accumulated other comprehensive income (loss) at December 31 were the following before-tax amounts that had not been recognized in net periodic benefit cost:

	Millions of Dollars
	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Int’l.	U.S.	Int’l.

Unrecognized net actuarial loss (gain)	$92	364	112	445	—	2
Unrecognized prior service cost (credit)	—	61	—	58	1	(21)

	Millions of Dollars
	Pension Benefits				Other Benefits
	2025		2024		2025	2024
	U.S.	Int’l.	U.S.	Int’l.

Sources of Change in Other Comprehensive Income (Loss)
Net gain (loss) arising during the period	$5	34	3	83	3	(5)
Amortization of actuarial (gain) loss included in income (loss)*	15	47	8	57	(1)	—
Net change during the period	$20	81	11	140	2	(5)

Prior service credit (cost) arising during the period	$—	2	—	(57)	2	—
Amortization of prior service cost (credit) included in income (loss)	—	3	—	—	(24)	(38)
Net change during the period	$—	5	—	(57)	(22)	(38)
*Includes settlement (gains) losses recognized in 2025 and 2024.
The components of net periodic benefit cost of all defined benefit plans are presented in the following table:

ConocoPhillips 2025 10-K	108

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Pension Benefits						Other Benefits
	2025		2024		2023		2025	2024	2023
	U.S.	Int’l.	U.S.	Int’l.	U.S.	Int’l.

Components of Net Periodic Benefit Cost
Service cost	$58	34	49	38	51	38	2	1	1
Interest cost	93	130	76	114	77	113	8	5	5
Expected return on plan assets	(77)	(189)	(66)	(163)	(58)	(148)	—	—	—
Amortization of prior service credit	—	3	—	—	—	—	(24)	(38)	(38)
Recognized net actuarial loss (gain)	10	47	8	58	12	67	—	—	(3)
Settlements loss (gain)	5	—	—	(1)	6	—	—	—	—
Curtailment loss (gain)	8	(3)	8	—	—	—	1	—	—
Net periodic benefit cost	$97	22	75	46	88	70	(13)	(32)	(35)
The components of net periodic benefit cost, other than the service cost component, are included in the “Other expenses” line item on our consolidated income statement.
We recognized a pension settlement loss of $5 million in 2025, a gain of $1 million in 2024, and a loss of $6 million in 2023 as lump-sum benefit payments from certain U.S. and international pension plans exceeded the sum of service and interest costs for those plans and led to recognition of settlement gains or losses.
In determining net pension and other postretirement benefit costs, we amortize prior service costs on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan. For net actuarial gains and losses, we amortize 10 percent of the unamortized balance each year.
We have multiple non-pension postretirement benefit plans for health and life insurance. The health care plans are contributory and subject to various cost sharing features, most with participant and company contributions adjusted annually; the life insurance plans are noncontributory. The measurement of the U.S. pre-65 retiree medical accumulated postretirement benefit obligation assumes a health care cost trend rate of 6.50 percent in 2026 that declines to 5 percent by 2032. The measurement of the U.S. post-65 retiree medical accumulated postretirement benefit obligation assumes a health care cost trend rate of 4.7 percent in 2026 that increases to 5 percent by 2030.
Plan Assets
We follow a policy of broadly diversifying pension plan assets across asset classes and individual holdings. As a result, our plan assets have no significant concentrations of credit risk. Asset classes that are considered appropriate include U.S. equities, non-U.S. equities, U.S. fixed income, non-U.S. fixed income, real estate and private equity investments. Plan fiduciaries may consider and add other asset classes to the investment program from time to time. The target allocations for plan assets, aggregated across U.S. and international plans, are 28 percent in equity securities, 68 percent in debt securities and 4 percent in real estate. Generally, the plan investments are publicly traded; therefore, minimizing liquidity risk in the portfolio.
The following is a description of the valuation methodologies used for the pension plan assets. There have been no changes in the methodologies used at December 31, 2025 and 2024.
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

109	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
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
•A portion of U.S. pension plan assets is held as a participating interest in an insurance annuity contract, which is calculated as the market value of investments held under this contract, less the accumulated benefit obligation covered by the contract. The participating interest is classified as Level 3 in the fair value hierarchy as the fair value is determined via a combination of quoted market prices, recently executed transactions and an actuarial present value computation for contract obligations. At December 31, 2025, the participating interest in the annuity contract was valued at $40 million and consisted of $107 million in debt securities, less $67 million for the accumulated benefit obligation covered by the contract. At December 31, 2024, the participating interest in the annuity contract was valued at $42 million and consisted of $113 million in debt securities, less $71 million for the accumulated benefit obligation covered by the contract. The participating interest is not available for meeting general pension benefit obligations in the near term. No future company contributions are required and no new benefits are being accrued under this insurance annuity contract.

ConocoPhillips 2025 10-K	110

Notes to Consolidated Financial Statements	Table of Contents
The fair values of our pension plan assets at December 31, by asset class were as follows:

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2025
Equity securities
International	1	—	—	1	1	—	—	1
Mutual funds	20	—	—	20	514	103	—	617
Debt securities
Corporate	—	—	1	1	—	—	—	—
Mutual funds	—	—	—	—	572	—	—	572
Private equity funds			2	2
Cash and cash equivalents	1	—	—	1	18	—	—	18
Insurance contracts			4	4
Real estate	—	—	2	2	—	—	169	169
Total in fair value hierarchy	$22	—	9	31	1,105	103	169	1,377

Investments measured at net asset value*
Equity securities
Common/collective trusts				353				325
Debt securities
Common/collective trusts				1,213				1,579
Cash and cash equivalents				9				—
Real estate				21				—
Total**	$22	—	9	1,627	1,105	103	169	3,281
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
**Excludes the participating interest in the insurance annuity contract with a net asset of $40 million and net receivables related to security transactions of $2 million.

111	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
The fair values of our pension plan assets at December 31, by asset class were as follows:

	Millions of Dollars
	U.S.				International
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
2024
Equity securities
U.S.	$5	—	—	5	—	—	—	—
International	38	—	—	38	—	—	—	—
Mutual funds	17	—	—	17	445	77	—	522
Debt securities
Corporate	—	1	—	1	—	—	—	—
Mutual funds	—	—	—	—	451	—	—	451
Private equity funds			3	3
Cash and cash equivalents	—	—	—	—	25	—	—	25
Insurance contracts			4	4
Real estate	—	—	3	3	—	—	136	136
Total in fair value hierarchy	$60	1	10	71	921	77	136	1,134

Investments measured at net asset value*
Equity securities
Common/collective trusts				479				194
Debt securities
Common/collective trusts				938				1,575
Cash and cash equivalents				3				—
Real estate				22				—
Total**	$60	1	10	1,513	921	77	136	2,903
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
Level 3 activity was not material for all periods presented.
Our funding policy for U.S. plans is to contribute at least the minimum required by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986, as amended. Contributions to foreign plans are dependent upon local laws and tax regulations. In 2026, we expect to contribute approximately $160 million to our domestic qualified and nonqualified pension and postretirement benefit plans and $60 million to our international qualified and nonqualified pension and postretirement benefit plans.

ConocoPhillips 2025 10-K	112

Notes to Consolidated Financial Statements	Table of Contents
The following benefit payments, which are exclusive of amounts to be paid from the insurance annuity contract and which reflect expected future service, as appropriate, are expected to be paid:

	Millions of Dollars
	Pension Benefits		Other Benefits
	U.S.	Int’l.

2026	$511	135	17
2027	279	139	17
2028	164	142	16
2029	161	146	14
2030	151	151	13
2031–2035	628	799	52

Restructuring Costs
During 2025, we announced certain restructuring initiatives and reduced our overall employee workforce, resulting in associated severance expense of $286 million, with $214 million reported as “Production and operating expenses” and $72 million reported as “Selling, general and administrative expenses” on the consolidated income statement. Approximately $43 million was in Alaska, $87 million in Lower 48, $29 million in Canada, $48 million in Europe, Middle East and North Africa, $7 million in Asia Pacific and $72 million in Corporate and Other.

In 2024, accruals included severance costs associated with contractual termination benefits applicable to officers and employees of Marathon Oil as of the acquisition date. See Note 3.

The following table summarizes our severance accrual activity:

	Millions of Dollars
	2025	2024	2023

Balance at January 1	$331	12	31
Accruals*	365	328	1
Benefit payments	(320)	(9)	(20)
Foreign currency translation adjustment	2	—	—
Balance at December 31**	$378	331	12
*Partner recoveries of $73 million are accrued as receivables as of December 31, 2025. The expenses in our consolidated income statement are presented net of this amount.
**Of the remaining balance at December 31, 2025, $300 million is classified as short-term.
Defined Contribution Plans
Most U.S. employees are eligible to participate in a defined contribution plan. Company contributions can vary based on employee compensation and contribution elections, whether the employee is accruing benefits in a defined benefit plan and company discretion. Company contributions charged to expense for U.S. defined contribution plans were $160 million in 2025, $152 million in 2024 and $151 million in 2023.
We have several defined contribution plans for our international employees, each with its own terms and eligibility depending on location. Total compensation expense recognized for these international plans was approximately $27 million in 2025, $25 million in 2024 and $23 million in 2023.
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

113	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
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
Compensation Expense—Total share-based compensation expense recognized in net income (loss) and the associated tax benefit were:

	Millions of Dollars
	2025	2024	2023

Compensation cost	$336	268	334
Tax benefit	79	67	84
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
The following summarizes our stock option activity for the year ended December 31, 2025:

			Millions of Dollars
	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2024	2,051,075	$43.16	$113
Exercised	(1,086,350)	38.71	60
Outstanding at December 31, 2025	964,725	$48.17	$44
Vested at December 31, 2025	964,725	$48.17	$44
Exercisable at December 31, 2025	964,725	$48.17	$44
The weighted-average remaining contractual term of outstanding options, vested options and exercisable options at December 31, 2025, were all 1.03 years. The aggregate intrinsic value of options exercised was $63 million in 2024 and $58 million in 2023.
During 2025, we received $15 million in cash and $27 million in cashless exercises and realized a tax benefit of $13 million from the exercise of options. At December 31, 2025, all outstanding stock options were fully vested with no remaining compensation cost to be recorded.

ConocoPhillips 2025 10-K	114

Notes to Consolidated Financial Statements	Table of Contents
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
The following summarizes our stock-settled RSU activity for the year ended December 31, 2025:

	Stock Units	Weighted-Average Grant Date Fair Value	Millions of Dollars
			Total Fair Value

Outstanding at December 31, 2024	6,471,773	$104.89
Granted	2,998,555	99.26
Forfeited	(274,989)	103.37
Issued	(2,938,338)	98.14	$285
Outstanding at December 31, 2025	6,257,001	$105.43
Not Vested at December 31, 2025	4,300,663	$105.25
At December 31, 2025, the remaining unrecognized compensation cost from the unvested stock-settled RSUs was $188 million, which will be recognized over a weighted-average period of 1.71 years, the longest period being 3.42 years. The weighted-average grant date fair value of stock-settled RSUs granted during 2024 and 2023 was $109.79 and $110.91, respectively. The total fair value of stock-settled RSUs issued during 2024 and 2023 was $410 million and $284 million, respectively.

115	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
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
Stock-Settled
Stock-settled PSUs are settled by issuing one share of ConocoPhillips common stock per unit. For performance periods beginning before 2009, PSUs do not vest until the employee becomes eligible for retirement by reaching age 55 with five years of service, and restrictions do not lapse until the employee separates from the company. With respect to awards for performance periods beginning in 2009 through 2012, PSUs do not vest until the earlier of the date the employee becomes eligible for retirement by reaching age 55 with five years of service or five years after the grant date of the award, and restrictions do not lapse until the earlier of the employee’s separation from the company or five years after the grant date (although recipients can elect to defer the lapsing of restrictions until separation). We recognize compensation expense for these awards beginning on the grant date and ending on the date the PSUs are scheduled to vest. Because these awards are authorized three years prior to the effective grant date, for employees eligible for retirement by or shortly after the grant date, we recognize compensation expense over the period beginning on the date of authorization and ending on the date of grant. Until issued as stock, recipients of the stock-settled PSUs issued prior to 2013 receive a cash payment of a dividend equivalent that is charged to retained earnings. Beginning in 2013, stock-settled PSUs authorized for future grants vest upon settlement following the conclusion of the three-year performance period. We recognize compensation expense over the period beginning on the date of authorization and ending on the conclusion of the performance period. Until issued as stock, recipients of these PSUs receive an accrued reinvested dividend equivalent that is charged to compensation expense.

The following summarizes our stock-settled Performance Share Program activity for the year ended December 31, 2025:

		Weighted-Average Grant Date Fair Value	Millions of Dollars
	Stock Units		Total Fair Value

Outstanding at December 31, 2024	774,503	$50.75
Granted	4,737	100.90
Issued	(193,286)	52.05	$18
Outstanding at December 31, 2025	585,954	$50.73
At December 31, 2025, there was no remaining unrecognized compensation cost to be recorded on the unvested stock-settled performance shares. The weighted-average grant date fair value of stock-settled PSUs granted during 2024 and 2023 was $110.39 and $112.50, respectively. The total fair value of stock-settled PSUs issued during 2024 and 2023 was $23 million and $29 million, respectively.
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

ConocoPhillips 2025 10-K	116

Notes to Consolidated Financial Statements	Table of Contents
periods beginning in 2018 or later, recipients of the PSUs receive an accrued reinvested dividend equivalent that is charged to compensation expense. The accrued reinvested dividend is paid at the time of settlement, subject to the terms and conditions of the award.
The following summarizes our cash-settled Performance Share Program activity for the year ended December 31, 2025:

		Weighted-Average Grant Date Fair Value	Millions of Dollars
	Stock Units		Total Fair Value

Outstanding at December 31, 2024	89,583	$98.20
Granted	647,382	100.90
Settled	(659,340)	100.14	$66
Outstanding at December 31, 2025	77,625	$94.00
At December 31, 2025, all outstanding cash-settled performance awards were fully vested with no remaining compensation cost to be recorded. The weighted-average grant date fair value of cash-settled PSUs granted during 2024 and 2023 was $110.39 and $112.50, respectively. The total fair value of cash-settled performance share awards settled during 2024 and 2023 was $171 million and $111 million, respectively.
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
The following summarizes the aggregate activity of these restricted shares and units for the year ended December 31, 2025:

		Weighted-Average Grant Date Fair Value	Millions of Dollars
	Stock Units		Total Fair Value

Outstanding at December 31, 2024	629,681	$60.22
Granted	43,292	98.68
Issued	(110,284)	52.23	$12
Outstanding at December 31, 2025	562,689	$64.75
At December 31, 2025, all outstanding restricted stock and RSUs were fully vested with no remaining compensation cost to be recorded. The weighted-average grant date fair value of awards granted during 2024 and 2023 was $111.91 and $115.88, respectively. The total fair value of awards issued during 2024 and 2023 was $35 million and $46 million, respectively.

117	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 15—Income Taxes
Components of income tax provision (benefit) were:

	Millions of Dollars
	2025	2024	2023
Income Taxes
Federal
Current	$655	629	1,054
Deferred	537	247	825
Foreign
Current	3,287	3,249	2,931
Deferred	33	71	254
State and local
Current	177	182	202
Deferred	(21)	49	65
Total tax provision (benefit)	$4,668	4,427	5,331
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Major components of deferred tax liabilities and assets at December 31 were:

	Millions of Dollars
	2025	2024
Deferred Tax Liabilities
PP&E and intangibles	$16,244	15,609
Inventory	15	91
Other	160	155
Total deferred tax liabilities	16,419	15,855

Deferred Tax Assets
Benefit plan accruals	330	432
Asset retirement obligations and accrued environmental costs	2,985	2,799
Investments in joint ventures	2,356	2,269
Other financial accruals and deferrals	507	497
Loss and credit carryforwards	4,048	4,910
Other	103	187
Total deferred tax assets	10,329	11,094
Less: valuation allowance	(5,926)	(6,435)
Total deferred tax assets net of valuation allowance	4,403	4,659
Net deferred tax liabilities	$12,016	11,196
At December 31, 2025, noncurrent assets and liabilities included deferred taxes of $221 million and $12,237 million, respectively. At December 31, 2024, noncurrent assets and liabilities included deferred taxes of $230 million and $11,426 million, respectively.
At December 31, 2025, the loss and credit carryforward deferred tax assets were primarily related to U.S. foreign tax credit carryforwards of $2.9 billion and various jurisdictions net operating loss and credit carryforwards of $1.1 billion.

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

ConocoPhillips 2025 10-K	118

Notes to Consolidated Financial Statements	Table of Contents
The following table shows a reconciliation of the beginning and ending deferred tax asset valuation allowance for 2025, 2024 and 2023:

	Millions of Dollars
	2025	2024	2023

Balance at January 1	$6,435	7,656	8,049
Charged to expense (benefit)	(59)	(409)	(2)
Other*	(450)	(812)	(391)
Balance at December 31	$5,926	6,435	7,656
*Represents changes due to deferred tax assets that have no impact to our effective tax rate, acquisitions/dispositions/revisions and the effect of translating foreign financial statements.

Valuation allowances have been established to reduce deferred tax assets to an amount that will, more likely than not, be realized. At December 31, 2025, we have maintained a valuation allowance with respect to substantially all U.S. foreign tax credit carryforwards, basis differences in our APLNG investment, and certain net operating loss carryforwards for various jurisdictions. During 2025, the valuation allowance movement charged to earnings primarily relates to the utilization of previously unrecognized capital loss carryforwards due to our agreement to the sale of our interest in the Ursa and Europa Fields, and the Ursa Pipeline Company LLC. During 2024, the valuation allowance movement charged to earnings primarily relates to the ability to utilize a portion of ConocoPhillips foreign tax credit carryforwards due to the acquisition of Marathon Oil. Other movements are primarily related to valuation allowances on expiring tax attributes. Based on our historical taxable income, expectations for the future and available tax-planning strategies, management expects deferred tax assets, net of valuation allowances, will primarily be realized as offsets to reversing deferred tax liabilities. See Note 3.

As a result of the acquisition of Marathon Oil, we utilized foreign tax credits previously offset by a valuation allowance. During the fourth quarter of 2024, a tax benefit of $394 million was recorded as a result of the acquisition and the subsequent utilization of the foreign tax credits. See Note 3.
At December 31, 2025, we had unremitted income considered to be permanently reinvested in certain foreign subsidiaries and foreign corporate joint ventures. Deferred income taxes have not been provided on this amount, as we do not plan to initiate any action that would require the payment of income taxes. The estimated amount of additional tax, primarily local withholding tax, that would be payable on this income if distributed is approximately $314 million.
The following table shows a reconciliation of the beginning and ending unrecognized tax benefits for 2025, 2024 and 2023:

	Millions of Dollars
	2025	2024	2023

Balance at January 1	$377	387	710
Additions based on tax positions related to the current year	—	3	5
Additions for tax positions of prior years	13	127	1
Reductions for tax positions of prior years	—	—	(9)
Settlements	(3)	(121)	(96)
Lapse of statute	(13)	(19)	(224)
Balance at December 31	$374	377	387

Included in the balance of unrecognized tax benefits for 2025, 2024 and 2023 were $365 million, $368 million and $378 million, respectively, which, if recognized, would impact our effective tax rate.

The balance of the unrecognized tax benefits decreased in 2025 due to the lapsing of the statute of limitations on certain of our foreign subsidiaries, partially offset by additions on tax positions related to prior years on certain of our foreign subsidiaries.

119	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents

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
At December 31, 2025, 2024 and 2023, accrued liabilities for interest and penalties totaled $47 million, $26 million and $45 million, respectively, net of accrued income taxes. Interest and penalties resulted in a reduction to earnings of $21 million in 2025, an increase to earnings of $19 million in 2024 and a reduction to earnings of $10 million in 2023.
We file tax returns in the U.S. federal jurisdiction and in many foreign and state jurisdictions. Audits in major jurisdictions are generally complete as follows: Canada (2018), Norway (2024) and U.S. (2021). Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion in the many jurisdictions in which we operate around the world. Consequently, the balance in unrecognized tax benefits can be expected to fluctuate from period to period. Within the next twelve months, we may have audit periods close that could significantly impact our total unrecognized tax benefits. It is reasonably possible such changes could be significant when compared with our total unrecognized tax benefits, but the amount of change is not estimable.

ConocoPhillips 2025 10-K	120

Notes to Consolidated Financial Statements	Table of Contents
The amounts of U.S. and foreign income (loss) before income taxes, with a reconciliation of tax at the federal statutory rate to the provision for income taxes, under newly adopted ASU 2023-09 "Improvements to Income Tax Disclosures", which we adopted for the year ended 2025 on a retrospective basis were:

	Millions of Dollars			Percent of Pre-Tax Income (Loss)
	2025	2024	2023	2025	2024	2023
Income (loss) before income taxes
United States	$6,176	6,731	9,472	48.8%	49.2	58.2
Foreign	6,480	6,941	6,816	51.2	50.8	41.8
	$12,656	13,672	16,288	100.0%	100.0	100.0

U.S. federal statutory tax rate	$2,658	2,871	3,421	21.0%	21.0	21.0
State income taxes, net of federal Income tax effect*	127	187	214	1.0	1.4	1.3
Foreign tax effects
Norway
Statutory tax rate difference between Norway and U.S.	1,020	1,205	1,298	8.1	8.8	8.0
Other	(48)	(97)	(96)	(0.4)	(0.7)	(0.5)
Libya				—	—	—
Additional foreign income tax	1,087	1,027	1,072	8.6	7.5	6.6
Other	(25)	(17)	(11)	(0.2)	(0.1)	(0.1)
Australia				—	—	—
Equity in earnings, net of tax	(160)	(230)	(242)	(1.3)	(1.7)	(1.5)
Other	(6)	(3)	(12)	—	—	(0.1)
Other foreign jurisdictions	102	(126)	51	0.8	(0.9)	0.3
Effect of cross-border tax laws	44	59	21	0.4	0.4	0.1
Tax Credits	(21)	—	—	(0.2)	—	—
Valuation allowances	(60)	(409)	(25)	(0.5)	(3.0)	(0.2)
Nontaxable or nondeductible items	(24)	18	(44)	(0.2)	0.1	(0.3)
Changes in unrecognized tax benefits	(11)	(54)	(312)	(0.1)	(0.4)	(1.9)
Other Adjustments	(15)	(4)	(4)	(0.1)	—	—
Total	$4,668	4,427	5,331	36.9%	32.4	32.7
*For 2025, state taxes in Alaska contributed to the majority (greater than 50 percent) of the tax effect in this category. For 2024, state taxes in Alaska contributed to the majority (greater than 50 percent) of the tax effect in this category. For 2023, state taxes in Alaska and California contributed to the majority (greater than 50 percent) of the tax effect in this category.
Our effective tax rate for 2025 was driven by our jurisdictional tax rates for this profit mix with a favorable impact from the utilization of previously unrecognized capital loss carryforwards.

Our effective tax rate for 2024 was driven by our jurisdictional tax rates for this profit mix with a favorable impact from the acquisition of Marathon Oil, enabling the utilization of foreign tax credits previously offset by a valuation allowance. See Note 3.

Our effective tax rate for 2023 was driven by our jurisdictional tax rates for this profit mix with a favorable impact from routine tax credits. The adjustment to tax reserves primarily relates to the lapsing of the statute of limitations on certain of our foreign subsidiaries and the closing of the 2018 Canadian domestic audit.

121	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 16—Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of the balance sheet included:

	Millions of Dollars
	Defined Benefit Plans	Net Unrealized Holding Gain/(Loss) on Securities	Foreign Currency Translation	Unrealized Gain/(Loss) on Hedging Activities	Accumulated Other Comprehensive Income/(Loss)
December 31, 2022	$(448)	(11)	(5,541)	—	(6,000)
Other comprehensive income (loss)	55	13	197	62	327
December 31, 2023	(393)	2	(5,344)	62	(5,673)
Other comprehensive income (loss)	3	1	(760)	(44)	(800)
December 31, 2024	(390)	3	(6,104)	18	(6,473)
Other comprehensive income (loss)	55	5	502	—	562
December 31, 2025	$(335)	8	(5,602)	18	(5,911)

Note 17—Cash Flow Information

	Millions of Dollars
	2025	2024	2023
Noncash Investing and Financing Activities
Increase (decrease) in PP&E related to an increase (decrease) in asset retirement obligations, excluding acquisitions	$12	268	727
Fair value of contingent consideration on acquisition	—	—	320

Cash Payments

Interest	757	806	701

Income Taxes
Federal taxes	1,077	296	757
Foreign taxes
Norway	1,758	1,580	2,758
Libya	1,461	1,280	1,317
Other foreign	374	304	349
State taxes	152	161	225
Total income taxes	$4,822	3,621	5,406

Net Sales (Purchases) of Investments
Short-term investments purchased	$(1,249)	(2,606)	(1,463)
Short-term investments sold	1,751	3,567	3,574
Long-term Investments purchased	(861)	(747)	(867)
Long-term Investments sold	304	201	129
Total sales (purchases) of investments	$(55)	415	1,373
The following items are included in the "Cash flows from operating activities" section of our consolidated cash flows.

In 2025, we made a total of $116 million in contributions to our U.S. qualified pension plan.
For additional information on cash and non-cash changes to our consolidated balance sheet, see Note 3 and Note 11 for our acquisition of Marathon Oil and acquisition of the remaining working interest in Surmont.

ConocoPhillips 2025 10-K	122

Notes to Consolidated Financial Statements	Table of Contents
Note 18—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	2025	2024	2023

Revenue from contracts with customers	$51,824	49,418	48,522
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	7,201	5,483	8,203
Financial derivative contracts	(81)	(156)	(584)
Consolidated sales and other operating revenues	$58,944	54,745	56,141
Revenues from contracts outside the scope of ASC Topic 606, “Revenue from Contracts with Customers,” relate primarily to physical gas contracts at market prices, which qualify as derivatives accounted for under ASC Topic 815, “Derivatives and Hedging,” and for which we have not elected NPNS. There is no significant difference in contractual terms or the policy for recognition of revenue from these contracts and those within the scope of ASC Topic 606. Further disaggregation of revenues is provided in Note 22 - Segment Disclosures and Related Information.
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
Receivables from Contracts with Customers
At December 31, 2025, the “Accounts and notes receivable” line on our consolidated balance sheet included trade receivables of $4,416 million compared with $5,398 million at December 31, 2024, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical natural gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with natural gas sold under contracts for which NPNS has not been elected compared with trade receivables where NPNS has been elected.
Note 19—Related Party Transactions
The following tables summarize the related party balances and activities which are primarily with equity affiliates:

	Millions of Dollars
	December 31 2025	December 31 2024
Balance Sheet
Accounts and notes receivable	$79	74
Accounts payable	64	57

	Millions of Dollars
	2025	2024	2023
Income Statement
Operating revenues and other income	$73	88	90
Purchased commodities	1	—	—
Operating expenses and selling, general and administrative expenses	286	246	282

123	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
Note 20—Other Financial Information

	Millions of Dollars
	2025	2024	2023
Interest and Debt Expense
Incurred
Debt	$1,176	941	824
Other	63	90	109
	1,239	1,031	933
Capitalized	(384)	(248)	(153)
Expensed	$855	783	780

Other Income
Interest income	$311	402	412
Other, net	227	50	73
Total	$538	452	485

Research and Development Expenditures—expensed	$78	81	81

Shipping and Handling Costs	$2,438	1,958	1,695

Foreign Currency Transaction (Gains) Losses—after-tax
Alaska	$—	—	—
Lower 48	—	—	—
Canada	20	(35)	11
Europe, Middle East and North Africa	30	(37)	(39)
Asia Pacific	(33)	(1)	12
Segments Total	17	(73)	(16)
Corporate and Other	(17)	36	86
Total	$—	(37)	70

	Millions of Dollars
	2025	2024
Properties, Plants and Equipment
Proved properties	$167,969	155,364
Unproved properties	10,822	15,490
Other	4,844	4,574
Gross properties, plants and equipment	183,635	175,428
Less: Accumulated depreciation, depletion and amortization	(90,396)	(81,072)
Net properties, plants and equipment	$93,239	94,356

ConocoPhillips 2025 10-K	124

Notes to Consolidated Financial Statements	Table of Contents
Note 21—Earnings Per Share
The following table presents the calculation of net income (loss) available to common shareholders and basic and diluted EPS for the years ended December 31, 2025, 2024, and 2023. For each of the periods with net income presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
Years Ended December 31	2025	2024	2023

Basic earnings per share

Net income (loss)	$7,988	9,245	10,957
Less: Dividends and undistributed earnings
allocated to participating securities	27	27	35
Net income (loss) available to common shareholders	$7,961	9,218	10,922
Weighted-average common shares outstanding (in millions)	1,252	1,179	1,203
Net income (loss) per share of common stock	$6.36	7.82	9.08

Diluted earnings per share

Net income (loss) available to common shareholders	$7,961	9,218	10,922
Weighted-average common shares outstanding (in millions)	1,252	1,179	1,203
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs	1	2	3
Weighted-average diluted shares outstanding (in millions)	1,253	1,181	1,206
Net income (loss) per share of common stock	$6.35	7.81	9.06
Note 22—Segment Disclosures and Related Information
We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. We manage our operations through five operating segments, which are primarily defined by geographic region: Alaska; Lower 48 (L48); Canada; Europe, Middle East and North Africa (EMENA); and Asia Pacific (AP).
Corporate and Other (Corporate) represents income and costs not directly associated with an operating segment, such as most interest expense, premiums on early retirement of debt, corporate overhead and certain technology activities, including licensing revenues. Corporate assets include all cash and cash equivalents and short-term investments.

Effective in the fourth quarter of 2025, we determined that our former Other International operating segment, which consisted of activities associated with prior operations in other countries, was no longer an operating segment. Residual results are aggregated into Corporate. Our historical operating segment reporting has been recast to reflect this change.
Our chief operating decision maker (CODM) is our Chairman of the Board of Directors and Chief Executive Officer, who evaluates performance and allocates resources among our operating segments based on each segment's net income (loss). This is done through the annual budget and forecasting process.

Segment accounting policies are the same as those in Note 1. Intersegment sales are at prices that approximate market. The significant segment expense categories and amounts in the tables below align with segment-level information that is regularly provided to the CODM.

125	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
2025 Segment level net income (loss)

Year Ended December 31, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segments Total	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$5,638	41,404	5,600	6,485	1,770	60,897	63	60,960
Intersegment eliminations	—	(9)	(1,975)	(1)	—	(1,985)	(31)	(2,016)
Consolidated sales and other operating revenues#*	5,638	41,395	3,625	6,484	1,770	58,912	32	58,944

Significant segment expenses
Production and operating expenses	2,158	5,856	833	962	367	10,176	155	10,331
DD&A	1,399	8,121	556	912	460	11,448	52	11,500
Income tax provision (benefit)	271	1,380	236	2,820	238	4,945	(277)	4,668
Total	3,828	15,357	1,625	4,694	1,065	26,569	(70)	26,499

Other segment items
Equity in earnings of affiliates	(1)	(11)	—	(558)	(762)	(1,332)	(3)	(1,335)
Interest income	—	—	—	—	(8)	(8)	(303)	(311)
Interest and debt expense	—	—	—	—	—	—	855	855
Other**	1,081	20,785	1,259	1,124	308	24,557	691	25,248
Total	1,080	20,774	1,259	566	(462)	23,217	1,240	24,457

Net income (loss)	$730	5,264	741	1,224	1,167	9,126	(1,138)	7,988
#Includes revenue from physical contracts meeting the definition of a derivative that are outside the scope of ASC Topic 606 for the L48, Canada and EMENA segments of $5.7 billion, $0.7 billion and $0.8 billion, respectively.

*In 2025, sales by our L48 segment to a certain pipeline company accounted for approximately $5.3 billion or approximately 10 percent of our total consolidated sales and other operating revenues.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on disposition: L48, EMENA and Corporate
Other income: L48, Canada, EMENA, AP and Corporate
Purchased commodities: Alaska, L48, Canada, EMENA and AP
Selling, general and administrative expenses, Exploration expenses, Taxes other than income taxes and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Impairments: Alaska, L48 and Canada
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: Alaska, L48, Canada, EMENA and Corporate
Other segment disclosures

Year Ended December 31, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segments Total	Corporate	Consolidated Total
Equity investments	$3	—	—	2,268	4,926	7,197	1,636	8,833
Total assets	20,224	61,933	9,978	10,554	8,273	110,962	10,977	121,939
Capital expenditures and investments	3,607	6,702	593	1,194	342	12,438	115	12,553

ConocoPhillips 2025 10-K	126

Notes to Consolidated Financial Statements	Table of Contents
2024 Segment level net income (loss)

Year Ended December 31, 2024	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segments Total	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$6,553	37,028	5,636	5,788	1,847	56,852	54	56,906
Intersegment eliminations	—	(2)	(2,122)	—	—	(2,124)	(37)	(2,161)
Consolidated sales and other operating revenues#*	6,553	37,026	3,514	5,788	1,847	54,728	17	54,745

Significant segment expenses
Production and operating expenses	1,951	4,751	902	671	384	8,659	92	8,751
DD&A	1,299	6,442	639	761	425	9,566	33	9,599
Income tax provision (benefit)	480	1,462	228	2,854	211	5,235	(808)	4,427
Total	3,730	12,655	1,769	4,286	1,020	23,460	(683)	22,777

Other segment items
Equity in earnings of affiliates	1	(5)	—	(586)	(1,089)	(1,679)	(26)	(1,705)
Interest income	—	—	—	—	(8)	(8)	(394)	(402)
Interest and debt expense	—	—	—	—	—	—	783	783
Other**	1,496	19,201	1,033	899	200	22,829	1,218	24,047
Total	1,497	19,196	1,033	313	(897)	21,142	1,581	22,723

Net income (loss)	$1,326	5,175	712	1,189	1,724	10,126	(881)	9,245
#Includes revenue from physical contracts meeting the definition of a derivative that are outside the scope of ASC Topic 606 for the L48, Canada and EMENA segments of $4.2 billion, $0.5 billion and $0.8 billion, respectively.

*In 2024, sales by our L48 segment to a certain pipeline company accounted for approximately $6.7 billion or approximately 12 percent of our total consolidated sales and other operating revenues.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on dispositions: L48, Canada, EMENA and Corporate
Other income; Selling, general and administrative expenses; Exploration expenses; Taxes other than income taxes; and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Purchased Commodities and Impairments: Alaska, L48, Canada and EMENA
Foreign currency transaction (gain) loss: Canada, EMENA and Corporate
Other expenses: Alaska, L48, EMENA and Corporate
Other segment disclosures

Year Ended December 31, 2024	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segments Total	Corporate	Consolidated Total
Equity investments	$3	123	—	1,948	4,977	7,051	1,559	8,610
Total assets	18,030	66,977	9,513	9,770	8,390	112,680	10,100	122,780
Capital expenditures and investments	3,194	6,510	551	1,021	370	11,646	472	12,118

127	ConocoPhillips 2025 10-K

Notes to Consolidated Financial Statements	Table of Contents
2023 Segment level net income (loss)

Year Ended December 31, 2023	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues	$7,098	38,244	4,873	5,854	1,913	57,982	63	58,045
Intersegment eliminations	—	(7)	(1,867)	—	—	(1,874)	(30)	(1,904)
Consolidated sales and other operating revenues#*	7,098	38,237	3,006	5,854	1,913	56,108	33	56,141

Significant segment expenses
Production and operating expenses	1,829	4,199	619	593	391	7,631	62	7,693
DD&A	1,061	5,722	420	587	455	8,245	25	8,270
Income tax provision (benefit)	642	1,763	26	3,065	42	5,538	(207)	5,331
Total	3,532	11,684	1,065	4,245	888	21,414	(120)	21,294

Other segment items
Equity in earnings of affiliates	(1)	9	—	(580)	(1,151)	(1,723)	3	(1,720)
Interest income	—	—	—	(1)	(8)	(9)	(403)	(412)
Interest and debt expense	—	—	—	—	—	—	780	780
Other**	1,789	20,083	1,539	1,001	223	24,635	607	25,242
Total	1,788	20,092	1,539	420	(936)	22,903	987	23,890

Net income (loss)	$1,778	6,461	402	1,189	1,961	11,791	(834)	10,957
#Includes revenue from physical contracts meeting the definition of a derivative that are outside the scope of ASC Topic 606 for the L48, Canada and EMENA segments of $6.6 billion, $1.3 billion and $0.3 billion, respectively.

*In 2023, sales by our Lower 48 segment to a certain pipeline company accounted for approximately $5.8 billion or approximately 10 percent of our total consolidated sales and other operating revenues.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on dispositions: Alaska, L48, AP and Corporate
Other income; Selling, general and administrative expenses; Exploration expenses; Taxes other than income taxes; and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Purchased commodities: Alaska, L48, Canada, EMENA and AP
Impairments: L48, Canada and Corporate
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: Alaska, L48, EMENA and Corporate
Other segment disclosures

Year Ended December 31, 2023	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Equity investments	$32	118	—	1,191	5,419	6,760	1,145	7,905
Total assets	16,174	42,415	10,277	8,396	8,903	86,165	9,759	95,924
Capital expenditures and investments	1,705	6,487	456	1,111	354	10,113	1,135	11,248

ConocoPhillips 2025 10-K	128

Notes to Consolidated Financial Statements	Table of Contents

Sales and Other Operating Revenues by Product

Consolidated sales and other operating revenues
	Millions of Dollars
	2025	2024	2023
Crude oil	$39,068	39,010	37,833
Natural gas	8,854	6,444	10,725
Natural gas liquids	3,705	2,889	2,609
Other*	7,317	6,402	4,974
Total	$58,944	54,745	56,141
*Includes bitumen, power and LNG.

Revenue from physical contracts meeting the definition of a derivative outside the scope of ASC Topic 606
	Millions of Dollars
	2025	2024	2023
Crude oil	$494	376	143
Natural gas	5,465	3,753	6,622
Power	1,242	1,354	1,438
Total	$7,201	5,483	8,203

Geographic Information

	Millions of Dollars
	Sales and Other Operating Revenues*			Long-Lived Assets**
	2025	2024	2023	2025	2024	2023

U.S.	$46,611	43,480	45,101	77,453	79,141	53,955
International	12,333	11,265	11,040	24,619	23,825	23,994
Worldwide consolidated	$58,944	54,745	56,141	102,072	102,966	77,949
*Sales and other operating revenues are attributable to countries based on the location of their selling operation.
** Defined as net PP&E plus equity investments and advances to affiliated companies.

Note 23—New Accounting Standards
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

129	ConocoPhillips 2025 10-K

Supplementary Data	Table of Contents

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
Our proved reserves include estimated quantities related to PSCs, which are reported under the “economic interest” method, as well as variable-royalty regimes, and are subject to fluctuations in commodity prices, recoverable operating expenses and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices. For example, if prices increase, then our applicable reserve quantities would decline. At December 31, 2025, approximately three percent of our total proved reserves were under PSCs, located in our Asia Pacific/Middle East and Africa geographic reporting areas, and six percent of our total proved reserves were under a variable-royalty regime, located in our Canada geographic reporting area.
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

ConocoPhillips 2025 10-K	130

Supplementary Data	Table of Contents
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
During 2025, our processes and controls used to assess over 90 percent of proved reserves as of December 31, 2025, were reviewed by D&M. The purpose of their review was to assess whether the adequacy and effectiveness of our internal processes and controls used to determine estimates of proved reserves are in accordance with SEC regulations. In such review, ConocoPhillips’ technical staff presented D&M with an overview of the reserves data, as well as the methods and assumptions used in estimating reserves. The data presented included pertinent seismic information, geologic maps, well logs, production tests, material balance calculations, reservoir simulation models, well performance data, operating procedures and relevant economic criteria. Management’s intent in retaining D&M to review its processes and controls was to provide objective third-party input on these processes and controls. D&M’s opinion was the general processes and controls employed by ConocoPhillips in estimating its December 31, 2025 proved reserves for the properties reviewed are in accordance with the SEC reserves definitions. D&M’s report is included as Exhibit 99 of this Annual Report on Form 10-K.
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

131	ConocoPhillips 2025 10-K

Supplementary Data	Table of Contents

Proved Reserves

Years Ended December 31	Crude Oil
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed and Undeveloped
End of 2022	955	1,508	2,463	8	175	119	210	2,975	93	3,068
Revisions	(57)	126	69	1	(1)	8	10	87	1	88
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	2	2	—	—	—	—	2	—	2
Extensions and discoveries	219	54	273	15	3	19	—	310	—	310
Production	(64)	(202)	(266)	(3)	(23)	(22)	(17)	(331)	(5)	(336)
Sales	—	(11)	(11)	—	—	—	—	(11)	—	(11)
End of 2023	1,053	1,477	2,530	21	154	124	203	3,032	89	3,121
Revisions	5	185	190	5	(5)	15	52	257	—	257
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	23	364	387	—	—	—	25	412	—	412
Extensions and discoveries	14	29	43	9	—	—	—	52	24	76
Production	(62)	(211)	(273)	(6)	(25)	(22)	(18)	(344)	(5)	(349)
Sales	—	(3)	(3)	—	—	—	—	(3)	—	(3)
End of 2024	1,033	1,841	2,874	29	124	117	262	3,406	108	3,514
Revisions	(9)	237	228	(6)	1	14	18	255	—	255
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	46	64	110	4	—	—	—	114	—	114
Production	(63)	(269)	(332)	(6)	(23)	(21)	(25)	(407)	(5)	(412)
Sales	—	(47)	(47)	—	—	—	—	(47)	—	(47)
End of 2025	1,007	1,826	2,833	21	102	110	255	3,321	103	3,424

Years Ended December 31	Crude Oil
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed
End of 2022	867	828	1,695	5	124	102	191	2,117	58	2,175
End of 2023	790	793	1,583	7	109	91	181	1,971	54	2,025
End of 2024	767	1,122	1,889	11	101	88	208	2,297	49	2,346
End of 2025	730	1,015	1,745	9	89	91	214	2,148	44	2,192

Undeveloped
End of 2022	88	680	768	3	51	17	19	858	35	893
End of 2023	263	684	947	14	45	33	22	1,061	35	1,096
End of 2024	266	719	985	18	23	29	54	1,109	59	1,168
End of 2025	277	811	1,088	12	13	19	41	1,173	59	1,232

*All Equity Affiliate reserves are located in our Asia Pacific/Middle East Region.

ConocoPhillips 2025 10-K	132

Supplementary Data	Table of Contents
Notable changes in proved crude oil reserves in the three years ended December 31, 2025, included:
•Revisions: In 2025, upward revisions in Lower 48 were due to development drilling of 407 million barrels, technical revisions of 18 million barrels, and 13 million barrels due to lower operating costs, partially offset by downward revisions of 160 million barrels for changes in development plans and 41 million barrels due to lower prices. Upward revisions in Africa were in Libya, with development plan updates of 12 million barrels and technical revisions of 6 million barrels. Upward revisions of 14 million barrels in the consolidated operations in Asia Pacific/Middle East were split between China, where technical revisions contributed 4 million barrels and development plan updates 3 million barrels, and Malaysia, with upward technical revisions of 7 million barrels. In Alaska, downward revisions of 9 million barrels were due to lower prices of 21 million barrels, partially offset by 7 million barrels of upward technical revisions and 5 million barrels due to development plan updates. Downward revisions in Canada were due to technical revisions of 4 million barrels and changes in development plans of 2 million barrels.

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

•Extensions and discoveries: In 2025, Lower 48 extensions and discoveries were primarily within unconventional plays in the Permian Basin. Alaska extensions and discoveries were primarily in the Greater Kuparuk area, with 34 million barrels in the Coyote development and 8 million barrels in the Nuna project, as well as 4 million barrels from Western North Slope projects. Extensions and discoveries in Canada were in Montney.

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

•Sales: In 2025, Lower 48 sales represent noncore asset dispositions in the Anadarko Basin of 17 million barrels, offshore US assets of 14 million barrels, and other assets of 16 million barrels, primarily in the Permian Basin.

133	ConocoPhillips 2025 10-K

Supplementary Data	Table of Contents

Years Ended December 31	Natural Gas Liquids
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed and Undeveloped
End of 2022	78	749	827	5	13	—		845	50	895
Revisions	(1)	119	118	—	2	—		120	1	121
Improved recovery	—	—	—	—	—	—		—	—	—
Purchases	—	1	1	—	—	—		1	—	1
Extensions and discoveries	—	20	20	6	—	—		26	—	26
Production	(5)	(90)	(95)	(1)	(2)	—		(98)	(3)	(101)
Sales	—	(2)	(2)	—	—	—		(2)	—	(2)
End of 2023	72	797	869	10	13	—	—	892	48	940
Revisions	4	123	127	1	(2)	—	—	126	—	126
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	1	209	210	—	—	—	14	224	—	224
Extensions and discoveries	—	15	15	3	—	—	—	18	17	35
Production	(6)	(102)	(108)	(2)	(2)	—	—	(112)	(3)	(115)
Sales	—	(1)	(1)	—	—	—	—	(1)	—	(1)
End of 2024	71	1,041	1,112	12	9	—	14	1,147	62	1,209
Revisions	2	181	183	—	—	—	—	183	—	183
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	—	34	34	2	—	—	—	36	—	36
Production	(6)	(139)	(145)	(2)	(1)	—	(2)	(150)	(3)	(153)
Sales	—	(50)	(50)	—	—	—	—	(50)	—	(50)
End of 2025	67	1,067	1,134	12	8	—	12	1,166	59	1,225

Years Ended December 31	Natural Gas Liquids
	Millions of Barrels
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed
End of 2022	78	409	487	3	10	—		500	31	531
End of 2023	72	426	498	4	9	—		511	28	539
End of 2024	71	653	724	6	7	—	13	750	25	775
End of 2025	67	620	687	6	7	—	11	711	22	733

Undeveloped
End of 2022	—	340	340	2	3	—		345	19	364
End of 2023	—	371	371	6	4	—		381	20	401
End of 2024	—	388	388	6	2	—	1	397	37	434
End of 2025	—	447	447	6	1	—	1	455	37	492
*All Equity Affiliate reserves are located in our Asia Pacific/Middle East Region.

ConocoPhillips 2025 10-K	134

Supplementary Data	Table of Contents
Notable changes in proved NGL reserves in the three years ended December 31, 2025, included:
•Revisions: In 2025, upward revisions in Lower 48 were due to additional development drilling of 224 million barrels, technical revisions of 49 million barrels, and 13 million barrels due to lower operating costs. This was partly offset by changes in development plan of 89 million barrels and lower prices of 16 million barrels.

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

•Extensions and discoveries: In 2025, Lower 48 extensions and discoveries were primarily within unconventional plays in the Permian Basin.

In 2024, Lower 48 extensions and discoveries were primarily within unconventional plays in the Permian Basin. Extensions and discoveries in our equity affiliates were in the Middle East.

In 2023, extensions and discoveries in Lower 48 were primarily within unconventional plays in the Permian Basin. Canada extensions and discoveries were in Montney.

•Sales: In 2025, Lower 48 sales represent noncore asset dispositions in the Anadarko Basin of 40 million barrels, offshore US assets of 2 million barrels, and other assets of 8 million barrels, primarily in the Permian Basin.

135	ConocoPhillips 2025 10-K

Supplementary Data	Table of Contents

Years Ended December 31	Natural Gas
	Billions of Cubic Feet
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed and Undeveloped
End of 2022	2,502	4,742	7,244	94	862	326	241	8,767	5,753	14,520
Revisions	(243)	521	278	27	73	6	(57)	327	(90)	237
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	4	4	—	—	—	—	4	—	4
Extensions and discoveries	—	121	121	144	1	4	—	270	58	328
Production	(84)	(570)	(654)	(25)	(113)	(24)	(12)	(828)	(446)	(1,274)
Sales	—	(97)	(97)	—	—	—	—	(97)	—	(97)
End of 2023	2,175	4,721	6,896	240	823	312	172	8,443	5,275	13,718
Revisions	102	356	458	15	47	9	3	532	(26)	506
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	47	1,177	1,224	—	—	—	310	1,534	—	1,534
Extensions and discoveries	—	87	87	67	1	—	—	155	1,075	1,230
Production	(78)	(599)	(677)	(43)	(125)	(25)	(17)	(887)	(454)	(1,341)
Sales	—	(6)	(6)	—	—	—	—	(6)	—	(6)
End of 2024	2,246	5,736	7,982	279	746	296	468	9,771	5,870	15,641
Revisions	(76)	1,167	1,091	(29)	45	123	18	1,248	319	1,567
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	—	187	187	47	—	—	—	234	67	301
Production	(77)	(793)	(870)	(49)	(126)	(29)	(68)	(1,142)	(442)	(1,584)
Sales	—	(406)	(406)	—	—	—	—	(406)	—	(406)
End of 2025	2,093	5,891	7,984	248	665	390	418	9,705	5,814	15,519

Years Ended December 31	Natural Gas
	Billions of Cubic Feet
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed
End of 2022	2,474	2,628	5,102	64	641	322	241	6,370	3,974	10,344
End of 2023	2,156	2,525	4,681	92	591	305	172	5,841	3,558	9,399
End of 2024	2,186	3,670	5,856	147	642	289	457	7,391	3,189	10,580
End of 2025	1,994	3,379	5,373	123	584	385	413	6,878	3,148	10,026

Undeveloped
End of 2022	28	2,114	2,142	30	221	4	—	2,397	1,779	4,176
End of 2023	19	2,196	2,215	148	232	7	—	2,602	1,717	4,319
End of 2024	60	2,066	2,126	132	104	7	11	2,380	2,681	5,061
End of 2025	99	2,512	2,611	125	81	5	5	2,827	2,666	5,493
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
Reserve volumes include natural gas to be consumed in operations of 2,211 BCF, 2,285 BCF and 2,263 BCF, as of December 31, 2025, 2024 and 2023, respectively. These volumes are not included in the calculation of our Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities.

Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit.

ConocoPhillips 2025 10-K	136

Supplementary Data	Table of Contents
Notable changes in proved natural gas reserves in the three years ended December 31, 2025, included:

•Revisions: In 2025, upward revisions in Lower 48 were due to additional development drilling of 1,288 BCF, technical revisions of 335 BCF, and 108 BCF due to lower operating costs, partly offset by downward revisions of 487 BCF for changes in development plans, and 77 BCF due to lower prices. In the consolidated operations in Asia Pacific/Middle East, upward revisions in Malaysia were 120 BCF, where upward revisions of 113 BCF resulted from the extension of the Kebabangan Cluster (KBBC) PSC and additional agreements, and improved prices of 7 BCF. An additional 3 BCF of upward revisions in China were due to technical revisions. Upward technical revisions in Europe of 45 BCF were in Norway. Downward revisions in Alaska included 59 BCF due to price and 38 BCF to be consumed in operations, offset by development plan updates of 13 BCF and upward technical revisions of 8 BCF. Downward revisions in Canada were due to changes in development plans of 15 BCF and technical revisions of 14 BCF. Our equity affiliates in Australia had upward technical revisions of 319 BCF.

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

•Extensions and discoveries: In 2025, extensions and discoveries in Lower 48 were primarily within unconventional plays in the Permian Basin. Canada extensions and discoveries were in Montney. Extensions and discoveries in our equity affiliates were in Australia.

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

•Sales: In 2025, Lower 48 sales represent noncore asset dispositions in the Anadarko Basin of 344 BCF, offshore US assets of 15 BCF, and other assets of 47 BCF, primarily in the Permian Basin.

In 2023, Lower 48 sales represent the disposition of noncore assets.

137	ConocoPhillips 2025 10-K

Supplementary Data	Table of Contents

Years Ended December 31	Bitumen
	Millions of Barrels
	Canada	Total*
Developed and Undeveloped
End of 2022	216	216
Revisions	15	15
Improved recovery	—	—
Purchases	209	209
Extensions and discoveries	—	—
Production	(30)	(30)
Sales	—	—
End of 2023	410	410
Revisions	118	118
Improved recovery	—	—
Purchases	—	—
Extensions and discoveries	—	—
Production	(45)	(45)
Sales	—	—
End of 2024	483	483
Revisions	(32)	(32)
Improved recovery	—	—
Purchases	—	—
Extensions and discoveries	—	—
Production	(49)	(49)
Sales	—	—
End of 2025	402	402

Years Ended December 31	Bitumen
	Millions of Barrels
	Canada	Total*
Developed
End of 2022	127	127
End of 2023	293	293
End of 2024	230	230
End of 2025	234	234

Undeveloped
End of 2022	89	89
End of 2023	117	117
End of 2024	253	253
End of 2025	168	168
*There are no Bitumen reserves associated with our Equity Affiliates.
Notable changes in proved bitumen reserves in the three years ended December 31, 2025, included:

•Revisions: In 2025, downward revisions of 67 million barrels due to changes in development timing were partially offset by upward technical revisions of 18 million barrels and an upward revision of 17 million barrels due to the impact of price on variable royalties.

In 2024, upward revisions of 125 million barrels due to changes in development timing was partially offset by downward revisions due to price of 7 million barrels.

In 2023, the upward revision of 15 million barrels is primarily due to the impact of price on variable royalties.
•Purchases: In 2023, purchases in Canada were a result of the acquisition of the remaining 50 percent working interest in Surmont.

ConocoPhillips 2025 10-K	138

Supplementary Data	Table of Contents

Years Ended December 31	Total Proved Reserves
	Millions of Barrels of Oil Equivalent
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed and Undeveloped
End of 2022	1,450	3,048	4,498	245	331	173	250	5,497	1,102	6,599
Revisions	(98)	332	234	20	12	9	1	276	(14)	262
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	4	4	209	—	—	—	213	—	213
Extensions and discoveries	219	94	313	45	3	20	—	381	10	391
Production	(83)	(387)	(470)	(38)	(43)	(26)	(19)	(596)	(82)	(678)
Sales	—	(29)	(29)	—	—	—	—	(29)	—	(29)
End of 2023	1,488	3,062	4,550	481	303	176	232	5,742	1,016	6,758
Revisions	25	367	392	127	3	16	52	590	(6)	584
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	32	768	800	—	—	—	91	891	—	891
Extensions and discoveries	14	59	73	23	—	—	—	96	220	316
Production	(81)	(413)	(494)	(60)	(48)	(26)	(21)	(649)	(83)	(732)
Sales	—	(5)	(5)	—	—	—	—	(5)	—	(5)
End of 2024	1,478	3,838	5,316	571	258	166	354	6,665	1,147	7,812
Revisions	(21)	613	592	(43)	8	35	21	613	54	667
Improved recovery	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—	—	—
Extensions and discoveries	46	129	175	14	—	—	—	189	11	200
Production	(81)	(540)	(621)	(66)	(45)	(26)	(38)	(796)	(81)	(877)
Sales	—	(165)	(165)	—	—	—	—	(165)	—	(165)
End of 2025	1,422	3,875	5,297	476	221	175	337	6,506	1,131	7,637

Years Ended December 31	Total Proved Reserves
	Millions of Barrels of Oil Equivalent
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
Developed
End of 2022	1,357	1,676	3,033	147	240	155	231	3,806	751	4,557
End of 2023	1,222	1,639	2,861	320	216	142	210	3,749	675	4,424
End of 2024	1,202	2,387	3,589	272	215	136	297	4,509	606	5,115
End of 2025	1,129	2,198	3,327	270	193	155	294	4,239	591	4,830

Undeveloped
End of 2022	93	1,372	1,465	98	91	18	19	1,691	351	2,042
End of 2023	266	1,423	1,689	161	87	34	22	1,993	341	2,334
End of 2024	276	1,451	1,727	299	43	30	57	2,156	541	2,697
End of 2025	293	1,677	1,970	206	28	20	43	2,267	540	2,807
*All Equity Affiliate reserves are located in our Asia Pacific/Middle East Region.

Natural gas reserves are converted to BOE based on a 6:1 ratio: six MCF of natural gas converts to one BOE.

139	ConocoPhillips 2025 10-K

Supplementary Data	Table of Contents
Proved Undeveloped Reserves
The following table shows changes in total proved undeveloped reserves for 2025:

Proved Undeveloped Reserves
Millions of Barrels of Oil Equivalent
End of 2024	2,697
Revisions	554
Improved recovery	—
Purchases	—
Extensions and discoveries	159
Sales	(3)
Transfers to Proved Developed	(600)
End of 2025	2,807
Upward revisions of 554 MMBOE were predominately driven by progression of development plans of 635 MMBOE in the Lower 48 unconventional plays (including development plan updates in 2025 following the acquisition of Marathon Oil in late 2024), Alaska, and Libya, including 61 MMBOE due to extension of economic limit resulting from new development. This is partly offset by changes in development plans, primarily in Canada.

Extensions and discoveries were largely driven by the continued development planned in Lower 48. The remaining extensions and discoveries were driven by the continued development planned in the other geographic regions, including Alaska, Canada, and Australia.

Transfers to proved developed reserves were driven by the ongoing development of our assets. Approximately 76 percent of the transfers were from the development of our Lower 48 unconventional plays. The remainder of transfers were from development across the other geographic regions.

At December 31, 2025, our PUDs represented 37 percent of total proved reserves, compared with 35 percent at December 31, 2024. Costs incurred for the year ended December 31, 2025 relating to the development of PUDs were $10.3 billion. A portion of our costs incurred each year relates to development projects where the PUDs will be converted to proved developed reserves in future years.

At the end of 2025, approximately 89 percent of total PUDs were under development or scheduled for development within five years of initial disclosure, including all of our Lower 48 PUDs. The PUDs to be developed beyond five years are in the Willow project in Alaska, a development that is currently underway with production anticipated in 2029 due to its large scale and remote location, as well as in major development areas which are currently producing and located in Canada and Australia.

ConocoPhillips 2025 10-K	140

Supplementary Data	Table of Contents
Results of Operations

The company’s results of operations from oil and gas activities for the years 2025, 2024 and 2023 are shown in the following tables. Non-oil and gas activities, such as pipeline and marine operations, LNG operations, crude oil and gas marketing activities, and the profit element of transportation operations in which we have an ownership interest are excluded. Additional information about selected line items within the results of operations tables is shown below:
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
•Depreciation of support equipment is reclassified as applicable.
•Other related expenses include inventory fluctuations, foreign currency transaction gains and losses and other miscellaneous expenses.

Results of Operations

Year Ended December 31, 2025	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total Consolidated Operations	Equity Affiliates*
Consolidated operations
Sales	$5,048	21,553	26,601	2,387	3,158	1,601	2,182	—	35,929	730
Transfers	5	—	5	—	—	—	—	—	5	2,716
Transportation costs	(787)	—	(787)	—	—	—	—	—	(787)	—
Other revenues	1	505	506	20	33	39	181	15	794	13
Total revenues	4,267	22,058	26,325	2,407	3,191	1,640	2,363	15	35,941	3,459
Production costs excluding taxes	1,485	5,856	7,341	832	613	358	296	1	9,441	540
Taxes other than income taxes	376	1,500	1,876	27	42	56	4	—	2,005	1,007
Exploration expenses	32	174	206	24	32	117	24	—	403	—
Depreciation, depletion and amortization	1,239	8,092	9,331	511	676	459	231	—	11,208	447
Impairments	1	26	27	(1)	—	—	—	—	26	—
Other related expenses	59	70	129	18	19	(40)	12	16	154	(4)
Accretion	108	123	231	18	72	31	—	—	352	27
	967	6,217	7,184	978	1,737	659	1,796	(2)	12,352	1,442
Income tax provision (benefit)	248	1,293	1,541	233	1,354	243	1,447	1	4,819	443
Results of operations	$719	4,924	5,643	745	383	416	349	(3)	7,533	999
*All Equity Affiliate activity is located in our Asia Pacific/Middle East Region.

141	ConocoPhillips 2025 10-K

Supplementary Data	Table of Contents

Year Ended December 31,2024	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total Consolidated Operations	Equity Affiliates*
Consolidated operations
Sales	$5,574	19,028	24,602	2,567	3,469	1,847	1,488	—	33,973	917
Transfers	6	—	6	—	—	—	—	—	6	3,343
Transportation costs	(709)	—	(709)	—	—	—	—	—	(709)	—
Other revenues	—	108	108	(34)	(69)	3	117	13	138	18
Total revenues	4,871	19,136	24,007	2,533	3,400	1,850	1,605	13	33,408	4,278
Production costs excluding taxes	1,330	4,691	6,021	902	506	350	120	—	7,899	543
Taxes other than income taxes	410	1,372	1,782	31	36	108	4	—	1,961	1,181
Exploration expenses	74	85	159	80	68	40	8	1	356	—
Depreciation, depletion and amortization	1,175	6,422	7,597	594	689	424	67	—	9,371	484
Impairments	32	42	74	4	2	—	—	—	80	—
Other related expenses	(36)	49	13	(52)	(68)	—	5	14	(88)	(8)
Accretion	106	79	185	18	68	28	—	—	299	19
	1,780	6,396	8,176	956	2,099	900	1,401	(2)	13,530	2,059
Income tax provision (benefit)	461	1,407	1,868	224	1,539	222	1,306	(1)	5,158	623
Results of operations	$1,319	4,989	6,308	732	560	678	95	(1)	8,372	1,436
*All Equity Affiliate activity is located in our Asia Pacific/Middle East Region.

Year Ended December 31,2023	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total Consolidated Operations	Equity Affiliates*
Consolidated operations
Sales	$5,918	18,976	24,894	1,517	3,449	1,914	1,447	—	33,221	822
Transfers	5	—	5	—	—	—	—	—	5	3,429
Transportation costs	(611)	—	(611)	—	—	—	—	—	(611)	—
Other revenues	(4)	142	138	(1)	3	(1)	181	3	323	14
Total revenues	5,308	19,118	24,426	1,516	3,452	1,913	1,628	3	32,938	4,265
Production costs excluding taxes	1,242	4,175	5,417	602	499	348	74	1	6,941	493
Taxes other than income taxes	442	1,347	1,789	26	35	115	3	—	1,968	1,208
Exploration expenses	72	153	225	49	73	44	4	3	398	—
Depreciation, depletion and amortization	938	5,702	6,640	374	532	454	50	—	8,050	390
Impairments	—	7	7	6	—	—	—	—	13	—
Other related expenses	71	42	113	60	(24)	17	3	12	181	(8)
Accretion	94	65	159	12	61	27	—	—	259	30
	2,449	7,627	10,076	387	2,276	908	1,494	(13)	15,128	2,152
Income tax provision (benefit)	640	1,667	2,307	5	1,704	66	1,375	—	5,457	658
Results of operations	$1,809	5,960	7,769	382	572	842	119	(13)	9,671	1,494
*All Equity Affiliate activity is located in our Asia Pacific/Middle East Region.

ConocoPhillips 2025 10-K	142

Supplementary Data	Table of Contents
Statistics

Net Production	2025	2024	2023
	Thousands of Barrels Daily
Crude Oil
Consolidated operations
Alaska	177	173	173
Lower 48	749	602	569
United States	926	775	742
Canada	17	17	9
Europe	63	69	64
Asia Pacific	59	59	60
Africa	68	49	48
Total consolidated operations	1,133	969	923
Equity affiliates—Asia Pacific/Middle East	12	13	13
Total company	1,145	982	936
Delaware Basin Area (Lower 48)*	321	301	274

Natural Gas Liquids
Consolidated operations
Alaska	15	15	16
Lower 48	382	279	256
United States	397	294	272
Canada	6	6	3
Europe	3	4	4
Africa	5	—	—
Total consolidated operations	411	304	279
Equity affiliates—Asia Pacific/Middle East	8	8	8
Total company	419	312	287
Delaware Basin Area (Lower 48)*	171	144	135

Bitumen
Consolidated operations—Canada	133	122	81
Total company	133	122	81

Natural Gas	Millions of Cubic Feet Daily
Consolidated operations
Alaska	41	39	38
Lower 48	2,119	1,625	1,457
United States	2,160	1,664	1,495
Canada	125	115	65
Europe	330	329	279
Asia Pacific	63	50	48
Africa	181	42	29
Total consolidated operations	2,859	2,200	1,916
Equity affiliates—Asia Pacific/Middle East	1,206	1,233	1,219
Total company	4,065	3,433	3,135
Delaware Basin Area (Lower 48)*	1,011	884	768
*At year-end 2025, 2024 and 2023, the Delaware Basin Area in Lower 48 contained more than 15 percent of our total proved reserves.

143	ConocoPhillips 2025 10-K

Supplementary Data	Table of Contents

Average Sales Prices	2025	2024	2023

Crude Oil Per Barrel
Consolidated operations
Alaska*	$60.59	71.32	74.46
Lower 48	63.18	74.17	76.19
United States	62.65	73.49	75.75
Canada	55.35	64.47	66.19
Europe	70.52	81.09	84.56
Asia Pacific	71.05	82.42	84.79
Africa	67.45	80.65	83.07
Total international	68.44	79.97	83.33
Total consolidated operations	63.70	74.76	77.19
Equity affiliates—Asia Pacific/Middle East	68.94	76.76	78.45
Total operations	63.75	74.78	77.21

Natural Gas Liquids Per Barrel
Consolidated operations
Lower 48	$20.64	22.02	21.73
United States	20.64	22.02	21.73
Canada	22.54	29.59	26.13
Europe	41.39	45.50	41.13
Africa	1.00	—	—
Total international	19.23	33.60	34.56
Total consolidated operations	20.59	22.43	22.12
Equity affiliates—Asia Pacific/Middle East	46.20	51.53	47.09
Total operations	21.07	23.19	22.82

Bitumen Per Barrel
Consolidated operations—Canada	$40.74	47.92	42.15

Natural Gas Per Thousand Cubic Feet
Consolidated operations
Alaska	$3.81	3.90	4.47
Lower 48	1.74	0.87	2.12
United States	1.74	0.88	2.13
Canada**	1.02	0.54	1.80
Europe	12.08	11.11	13.33
Asia Pacific	3.59	3.74	3.95
Africa	8.58	7.32	6.49
Total international	8.44	7.87	10.01
Total consolidated operations	3.40	2.61	3.89
Equity affiliates—Asia Pacific/Middle East	6.83	8.22	8.46
Total operations	4.44	4.69	5.69
*Average sales prices for Alaska crude oil above reflects a reduction for transportation costs in which we have an ownership interest that are incurred subsequent to the terminal point of the production function. Accordingly, the average sales prices differ from those discussed in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations.
**Average sales prices include unutilized transportation costs.

ConocoPhillips 2025 10-K	144

Supplementary Data	Table of Contents

	2025	2024	2023
Average Production Costs Per Barrel of Oil Equivalent*
Consolidated operations
Alaska	$20.44	18.73	17.45
Lower 48	10.81	11.13	10.72
United States	11.95	12.22	11.76
Canada	12.88	15.03	15.86
Europe	13.88	10.80	11.89
Asia Pacific	14.01	14.27	14.02
Africa	7.87	5.85	3.83
Total international	12.22	12.36	12.28
Total consolidated operations	12.01	12.26	11.87
Equity affiliates—Asia Pacific/Middle East	6.69	6.56	6.03

Average Production Costs Per Barrel—Bitumen
Consolidated operations—Canada	$11.63	15.19	14.42

Taxes Other Than Income Taxes Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$5.18	5.77	6.21
Lower 48	2.77	3.25	3.46
United States	3.05	3.62	3.88
Canada	0.42	0.52	0.68
Europe	0.95	0.77	0.83
Asia Pacific	2.19	4.40	4.63
Africa	0.11	0.20	0.16
Total international	0.75	1.18	1.44
Total consolidated operations	2.55	3.04	3.37
Equity affiliates—Asia Pacific/Middle East	12.48	14.28	14.77

Depreciation, Depletion and Amortization Per Barrel of Oil Equivalent
Consolidated operations
Alaska	$17.06	16.55	13.18
Lower 48	14.94	15.23	14.64
United States	15.19	15.42	14.42
Canada	7.91	9.90	9.85
Europe	15.31	14.71	12.67
Asia Pacific	17.96	17.29	18.29
Africa	6.14	3.27	2.58
Total international	10.92	11.68	11.36
Total consolidated operations	14.26	14.54	13.77
Equity affiliates—Asia Pacific/Middle East	5.54	5.85	4.77
*Includes bitumen.

145	ConocoPhillips 2025 10-K

Supplementary Data	Table of Contents
Development and Exploration Activities
The following two tables summarize our net interest in productive and dry exploratory and development wells in the years ended December 31, 2025, 2024 and 2023. A “development well” is a well drilled within the proved area of a reservoir to the depth of a stratigraphic horizon known to be productive. An “exploratory well” is a well drilled to find and produce crude oil or natural gas in an unknown field or a new reservoir within a proven field. Exploratory wells also include wells drilled in areas near or offsetting current production, or in areas where well density or production history have not achieved statistical certainty of results. Excluded from the exploratory well count are stratigraphic-type exploratory wells, primarily relating to oil sands delineation wells located in Canada and CBM test wells located in Asia Pacific/Middle East.

Net Wells Completed
	Productive			Dry
	2025	2024	2023	2025	2024	2023
Exploratory
Consolidated operations
Alaska	—	—	—	—	—	2
Lower 48	31	39	38	—	—	2
United States	31	39	38	—	—	4
Canada	4	7	6	—	—	—
Europe	—	—	—	*	*	*
Asia Pacific/Middle East	*	*	—	4	—	—
Africa	—	—	—	—	1	—
Total consolidated operations	35	46	44	4	1	4
Equity affiliates
Asia Pacific/Middle East	6	2	3	—	—	*
Total equity affiliates	6	2	3	—	—	*

Development
Consolidated operations
Alaska	14	13	11	—	—	—
Lower 48	657	507	494	—	—	—
United States	671	520	505	—	—	—
Canada	40	38	21	—	—	—
Europe	4	8	4	—	—	—
Asia Pacific/Middle East	24	23	20	—	—	—
Africa	11	5	4	*	—	—
Total consolidated operations	750	594	554	—	—	—
Equity affiliates
Asia Pacific/Middle East	87	54	45	—	—	—
Total equity affiliates	87	54	45	—	—	—
*Our total proportionate interest was less than one.

ConocoPhillips 2025 10-K	146

Supplementary Data	Table of Contents
The table below represents the status of our wells drilling at December 31, 2025, and includes wells in the process of drilling or in active completion. It also represents gross and net productive wells, including producing wells and wells capable of production at December 31, 2025.
Wells at December 31, 2025

			Productive
	In Progress		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
Consolidated operations
Alaska	2	2	1,547	940	—	—
Lower 48	717	417	19,692	9,900	3,921	2,633
United States	719	419	21,239	10,840	3,921	2,633
Canada	59	59	227	227	178	178
Europe	10	3	513	83	70	4
Asia Pacific/Middle East	16	8	536	254	6	2
Africa	20	5	972	198	27	13
Total consolidated operations	824	494	23,487	11,602	4,202	2,830
Equity affiliates
Asia Pacific/Middle East	242	35	—	—	5,924	1,709
Total equity affiliates	242	35	—	—	5,924	1,709

Acreage at December 31, 2025

	Thousands of Acres
	Developed		Undeveloped
	Gross	Net	Gross	Net
Consolidated operations
Alaska	741	566	1,038	1,012
Lower 48	3,938	2,756	10,797	8,293
United States	4,679	3,322	11,835	9,305
Canada	316	293	3,387	1,998
Europe	451	58	347	155
Asia Pacific/Middle East	422	152	7,596	4,996
Africa	440	140	12,545	2,561
Total consolidated operations	6,308	3,965	35,710	19,015
Equity affiliates
Asia Pacific/Middle East	1,160	342	4,003	1,039
Total equity affiliates	1,160	342	4,003	1,039

147	ConocoPhillips 2025 10-K

Supplementary Data	Table of Contents
Costs Incurred

Year Ended December 31	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total Consolidated Operations	Equity Affiliates*
2025
Consolidated operations
Unproved property acquisition	$—	215	215	—	—	—	—	—	215	—
Proved property acquisition	5	42	47	—	—	—	—	—	47	—
	5	257	262	—	—	—	—	—	262	—
Exploration	42	573	615	61	113	113	26	—	928	9
Development	3,549	6,102	9,651	574	428	282	239	—	11,174	439
	$3,596	6,932	10,528	635	541	395	265	—	12,364	448

2024
Consolidated operations
Unproved property acquisition	$—	10,985	10,985	—	—	—	—	—	10,985	—
Proved property acquisition	297	12,118	12,415	(46)	—	—	1,100	—	13,469	—
	297	23,103	23,400	(46)	—	—	1,100	—	24,454	—
Exploration	98	548	646	239	49	46	7	1	988	18
Development	2,808	6,301	9,109	390	598	354	91	—	10,542	323
	$3,203	29,952	33,155	583	647	400	1,198	1	35,984	341

2023
Consolidated operations
Unproved property acquisition	$—	157	157	156	—	—	—	—	313	—
Proved property acquisition	—	106	106	2,973	—	—	—	—	3,079	—
	—	263	263	3,129	—	—	—	—	3,392	—
Exploration	67	396	463	144	45	49	4	3	708	46
Development	1,884	6,266	8,150	367	843	383	38	—	9,781	416
	$1,951	6,925	8,876	3,640	888	432	42	3	13,881	462
*All Equity Affiliate activity is located in our Asia Pacific/Middle East Region.
Capitalized Costs

At December 31	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Other Areas	Total Consolidated Operations	Equity Affiliates*
2025
Consolidated operations
Proved property	$32,822	93,970	126,792	12,060	15,047	11,561	2,509	—	167,969	12,121
Unproved property	117	9,102	9,219	1,299	129	76	99	—	10,822	2,135
	32,939	103,072	136,011	13,359	15,176	11,637	2,608	—	178,791	14,256
Accumulated depreciation, depletion and amortization	15,150	46,781	61,931	4,332	11,276	9,305	800	—	87,644	9,681
	$17,789	56,291	74,080	9,027	3,900	2,332	1,808	—	91,147	4,575

2024
Consolidated operations
Proved property	$29,435	88,461	117,896	10,904	12,986	11,274	2,304	—	155,364	11,691
Unproved property	107	13,883	13,990	1,256	41	96	97	10	15,490	2,133
	29,542	102,344	131,886	12,160	13,027	11,370	2,401	10	170,854	13,824
Accumulated depreciation, depletion and amortization	13,946	42,089	56,035	3,651	9,412	8,842	575	10	78,525	9,246
	$15,596	60,255	75,851	8,509	3,615	2,528	1,826	—	92,329	4,578
*All Equity Affiliate activity is located in our Asia Pacific/Middle East Region.

ConocoPhillips 2025 10-K	148

Supplementary Data	Table of Contents
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
Discounted Future Net Cash Flows

	Millions of Dollars
	Alaska	Lower 48	Total U.S.	Canada	Europe	Asia Pacific/ Middle East	Africa	Total Consolidated Operations	Equity Affiliates*	Total
2025
Future cash inflows	$66,071	148,328	214,399	18,409	14,974	8,965	22,224	278,971	44,287	323,258
Less:
Future production costs	36,032	69,324	105,356	7,854	5,290	3,726	2,466	124,692	27,353	152,045
Future development costs	13,540	21,994	35,534	1,628	3,697	1,359	576	42,794	3,175	45,969
Future income tax provisions	3,660	10,185	13,845	1,185	4,649	950	17,079	37,708	3,901	41,609
Future net cash flows	12,839	46,825	59,664	7,742	1,338	2,930	2,103	73,777	9,858	83,635
10 percent annual discount	5,400	14,372	19,772	2,607	(32)	914	570	23,831	3,842	27,673
Discounted future net cash flows	$7,439	32,453	39,892	5,135	1,370	2,016	1,533	49,946	6,016	55,962
*All Equity Affiliate activity is located in our Asia Pacific/Middle East Region. Total Discounted future net cash flows for Asia Pacific/Middle East was $8,032.

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

149	ConocoPhillips 2025 10-K

Supplementary Data	Table of Contents
Sources of Change in Discounted Future Net Cash Flows

	Millions of Dollars
	Consolidated Operations			Equity Affiliates			Total Company
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discounted future net cash flows at the beginning of the year	$62,729	$57,241	85,720	$8,134	9,819	13,272	$70,863	67,060	98,992
Changes during the year
Revenues less production costs for the year	(23,701)	(23,410)	(23,706)	(1,899)	(2,536)	(2,550)	(25,600)	(25,946)	(26,256)
Net change in prices, and production costs	(16,493)	(10,025)	(51,887)	(3,081)	(941)	(4,519)	(19,574)	(10,966)	(56,406)
Extensions, discoveries and improved recovery, less estimated future costs	(1,959)	(1,015)	1,751	(95)	507	118	(2,054)	(508)	1,869
Development costs for the year	11,110	10,197	9,129	458	402	326	11,568	10,599	9,455
Changes in estimated future development costs	(5,229)	(3,512)	(6,754)	(94)	(274)	(150)	(5,323)	(3,786)	(6,904)
Purchases of reserves in place, less estimated future costs	—	11,068	3,024	—	—	—	—	11,068	3,024
Sales of reserves in place, less estimated future costs	(1,161)	(113)	(446)	—	—	—	(1,161)	(113)	(446)
Revisions of previous quantity estimates	9,242	14,175	9,047	491	23	492	9,733	14,198	9,539
Accretion of discount	8,553	8,137	12,414	1,049	1,199	1,635	9,602	9,336	14,049
Net change in income taxes	6,855	(14)	18,949	1,053	(65)	1,195	7,908	(79)	20,144
Total changes	(12,783)	5,488	(28,479)	(2,118)	(1,685)	(3,453)	(14,901)	3,803	(31,932)
Discounted future net cash flows at year end	$49,946	$62,729	57,241	$6,016	8,134	9,819	$55,962	70,863	67,060

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

•The accretion of discount is 10 percent of the prior year’s discounted future cash inflows, less future production and development costs.

•The net change in income taxes is the annual change in the discounted future income tax provisions.

ConocoPhillips 2025 10-K	150

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2025, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Chief Financial Officer and Executive Vice President, Strategy and Commercial (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer and Executive Vice President, Strategy and Commercial concluded our disclosure controls and procedures were operating effectively as of December 31, 2025.
In the first quarter of 2025, we completed the final phase of a multi-year implementation of an updated global enterprise resource planning system. As a result, we made corresponding changes to our business processes and information systems, updating applicable internal controls over financial reporting where necessary.
There have been no other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
This report is included in Item 8 on page 67 and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm
This report is included in Item 8 on page 68 and is incorporated herein by reference.
Item 9B. Other Information
Insider Trading Arrangements
During the three-month period ended December 31, 2025, no officer or director of the company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

151	ConocoPhillips 2025 10-K

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

All other information required by Item 10 of Part III will be included in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2026, and is incorporated herein by reference.*
Item 11. Executive Compensation
Information required by Item 11 of Part III will be included in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2026, and is incorporated herein by reference.*
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III will be included in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2026, and is incorporated herein by reference.*
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III will be included in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2026, and is incorporated herein by reference.*
Item 14. Principal Accounting Fees and Services
Information required by Item 14 of Part III will be included in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2026, and is incorporated herein by reference.*
_________________________
*    Except for information or data specifically incorporated herein by reference under Items 10 through 14, other information and data appearing in our 2026 Proxy Statement are not deemed to be a part of this Annual Report on Form 10-K or deemed to be filed with the Commission as a part of this report.

ConocoPhillips 2025 10-K	152

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)1.    Financial Statements and Supplementary Data
The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 66, are filed as part of this annual report.
2.    Financial Statement Schedules
All financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.
3.    Exhibits
The exhibits listed in the Index to Exhibits, which appears on pages 154 through 157, are filed as part of this annual report.

153	ConocoPhillips 2025 10-K

ConocoPhillips

Index to Exhibits

		Incorporated by Reference
Exhibit No.	Description	Exhibit	Form	File No.
2.1	Separation and Distribution Agreement Between ConocoPhillips and Phillips 66, dated April 26, 2012.	2.1	8-K	001-32395

2.2	Agreement and Plan of Merger, dated as of May 28, 2024, by and among ConocoPhillips, Puma Merger Sub Corp, and Marathon Oil Corporation.	2.1	8-K	001-32395

3.1	Amended and Restated Certificate of Incorporation of ConocoPhillips.	3.1	10-Q	001-32395

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ConocoPhillips.	3.2	8-K	000-49987

3.3	Second Amended and Restated Bylaws, dated May 16, 2023.	3.1	8-K	001-32395

3.4	Corrected Restated Certificate of Incorporation of ConocoPhillips Company, dated as of April 28, 2022.	3.3	S-4	001-32395

3.5	Bylaws of ConocoPhillips Company.	3.5	S-3	001-32395

	ConocoPhillips and its subsidiaries are parties to several debt instruments under which the total amount of securities authorized does not exceed 10 percent of the total assets of ConocoPhillips and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, ConocoPhillips agrees to furnish a copy of such instruments to the SEC upon request.

4.1	Description of Securities of the Registrant.	4.1	10-K	001-32395

10.1	Indemnification and Release Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	10.1	8-K	001-32395

10.2	Intellectual Property Assignment and License Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	10.2	8-K	001-32395

10.3	Tax Sharing Agreement between ConocoPhillips and Phillips 66, dated April 26, 2012.	10.3	8-K	001-32395

10.4	Employee Matters Agreement between ConocoPhillips and Phillips 66, dated April 12, 2012.	10.4	8-K	001-32395

10.5.1	Phillips Petroleum Company Grantor Trust Agreement, dated June 1, 1998.	10.17.3	10-K	001-32395

10.5.2	First Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated May 3, 1999.	10.17.4	10-K	001-32395

10.5.3	Second Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated January 15, 2002.	10.17.5	10-K	001-32395

10.5.4	Third Amendment to the Trust Agreement under the Phillips Petroleum Company Grantor Trust Agreement, dated October 5, 2006.	10.17.6	10-K	001-32395

10.5.5	Fourth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust Agreement, dated May 1, 2012.	10.17.7	10-K	001-32395

10.5.6	Fifth Amendment to the Trust Agreement under the ConocoPhillips Company Grantor Trust Agreement, dated May 20, 2015.	10.17.8	10-K	001-32395

10.6.1	Successor Trustee Agreement of the Deferred Compensation Trust Agreement for Non-Employee Directors of ConocoPhillips dated July 31, 2020.	10.1	10-Q	001-32395

10.6.2	First Amendment to the Successor Trust Agreement of the Deferred Compensation Trust Agreement for Non-Employee Directors of ConocoPhillips, dated August 4, 2020.	10.2	10-Q	001-32395

10.7	Omnibus Securities Plan of Phillips Petroleum Company.	10.19	10-K	004-49987

ConocoPhillips 2025 10-K	154

10.8	2002 Omnibus Securities Plan of Phillips Petroleum Company.	10.26	10-K	000-49987

10.9.1	2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	Schedule 14A	Proxy	000-49987

10.9.2	Form of Performance Share Unit Award Agreement under the Performance Share Program under the 2004 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	10.27	10-K	001-32395

10.10	Omnibus Amendments to certain ConocoPhillips employee benefit plans, adopted December 7, 2007.	10.30	10-K	001-32395

10.11	2009 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	Schedule 14A	Proxy	001-32395

10.12.1	2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	Schedule 14A	Proxy	001-32395

10.12.2	Form of Performance Share Unit Agreement under the Restricted Stock Program under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 5, 2013.	10.26.6	10-K	001-32395

10.12.3	Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2011 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 18, 2014.	10.1	10-Q	001-32395

10.13.1	2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	10.1	8-K	001-32395

10.13.2	Form of Key Employee Award Agreement, as part of the ConocoPhillips Stock Option Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 16, 2016.	10.26.12	10-K	001-32395

10.13.3	Form of Performance Share Unit Award Terms and Conditions for Performance Period 18, as part of the ConocoPhillips Performance Share Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2018.	10.26.24	10-K	001-32395

10.13.4	Form of Key Employee Award Terms and Conditions, as part of the ConocoPhillips Stock Option Program granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 14, 2017.	10.1	10-Q	001-32395

10.13.5	Form of Executive Restricted Stock Unit Award Terms and Conditions, as part of the ConocoPhillips Executive Restricted Stock Unit Program, granted under the 2014 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 11, 2020.	10.1	10-Q	001-32395

10.14.1	2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips	10.1	8-K	001-32395

10.14.2	Form of Performance Share Unit Award Terms and Conditions for Performance Period 24, as part of the ConocoPhillips Performance Share Program granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2024.	10.1	10-Q	001-32395

10.14.3	Form of Executive Restricted Stock Unit Award Terms and Conditions, as part of the ConocoPhillips Executive Restricted Stock Unit Program, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 13, 2024.	10.2	10-Q	001-32395

10.14.4	Form of 2024 Retention Award Terms and Conditions, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	10.3	10-Q	001-32395

10.14.5	Form of 2024 Inducement Award Terms and Conditions, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	10.4	10-Q	001-32395

10.14.6	Form of Performance Share Unit Award Terms and Conditions for Performance Period 25, as part of the ConocoPhillips Performance Share Program granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 11, 2025.	10.14.6	10-K	001-32395

10.14.7	Form of Executive Restricted Stock Unit Award Terms and Conditions, as part of the ConocoPhillips Executive Restricted Stock Unit Program, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 11, 2025.	10.14.7	10-K	001-32395

155	ConocoPhillips 2025 10-K

10.14.8	Form of 2025 Cash Retention Award Terms and Conditions, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	10.1	10-Q	001-32395

10.14.9	Form of 2025 Retention Award Terms and Conditions, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips.	10.2	10-Q	001-32395

10.14.10*
Form of Executive Restricted Stock Unit Award Terms and Conditions, as part of the ConocoPhillips Executive Restricted Stock Unit Program, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 10, 2026.

10.14.11*
Form of Executive Restricted Stock Unit Award Terms and Conditions, as part of the ConocoPhillips Executive Restricted Stock Unit Program, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 10, 2026.

10.14.12*
Form of Performance Share Unit Award Terms and Conditions for Performance Period 26, as part of the ConocoPhillips Performance Share Program granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 10, 2026.

10.14.13*
Form of Performance Share Unit Award Terms and Conditions for Performance Period 26, as part of the ConocoPhillips Performance Share Program granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 10, 2026.

10.14.14*
Form of Performance Share Unit Award Terms and Conditions for Performance Period 26, as part of the ConocoPhillips Performance Share Program granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips, dated February 10, 2026.

10.15	Amended and Restated ConocoPhillips Key Employee Supplemental Retirement Plan, dated January 1, 2020.	10.10.1	10-K	001-32395

10.16.1	Amended and Restated Defined Contribution Make-Up Plan of ConocoPhillips—Title I, dated January 1, 2020.	10.11.1	10-K	001-32395

10.16.2*	Amended and Restated Defined Contribution Make-Up Plan of ConocoPhillips—Title II, dated January 1, 2026.

10.17	Amended and Restated Company Retirement Contribution Make-Up Plan of ConocoPhillips, dated January 1, 2024.	10.17	10-K	001-32395

10.18.1	Amended and Restated Key Employee Deferred Compensation Plan of ConocoPhillips—Title I, dated January 1, 2020.	10.19.1	10-K	001-32395

10.18.2*	Amended and Restated Key Employee Deferred Compensation Plan of ConocoPhillips—Title II, dated January 1, 2026.

10.19	Amendment and Restatement of ConocoPhillips Key Employee Change in Control Severance Plan, effective December 2, 2021.	10.20.1	10-K	001-32395

10.20.1	Form of Non-Employee Director Restricted Stock Units Terms and Conditions, as part of the Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15, 2016.	10.3	10-Q	001-32395

10.20.2	Form of Non-Employee Director Restricted Stock Units Terms and Conditions, granted under the 2023 Omnibus Stock and Performance Incentive Plan of ConocoPhillips and subject to the Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips, dated January 15, 2025.	10.20.2	10-K	001-32395

10.21.1	Amendment and Restatement of Annex to Nonqualified Deferred Compensation Arrangements of ConocoPhillips dated April 19, 2012.	10.8	10-Q	001-32395

10.21.2	First Amendment to Annex to Nonqualified Deferred Compensation Arrangements of ConocoPhillips dated December 20, 2019.	10.27	10-K	001-32395

10.22	Amendment and Restatement of ConocoPhillips Executive Severance Plan, dated December 2, 2021.	10.47	10-K	001-32395

10.23	Purchase and Sale Agreement, dated as of September 20, 2021, by and between Shell Enterprises LLC and ConocoPhillips.	10.1	10-Q	001-32395

ConocoPhillips 2025 10-K	156

10.24	Form of Aircraft Time Sharing Agreement by and between certain executives and ConocoPhillips dated June 21, 2021.	10.2	10-Q	001-32395

10.25	Letter agreement with Timothy A. Leach, dated April 28, 2022.	10.1	10-Q	001-32395

10.25.1	Letter Agreement with Timothy A. Leach completed November 4, 2025.	10.1	10-Q	001-32395

10.26	Form of Aircraft Time Sharing Agreement by and between certain executives and ConocoPhillips dated November 14, 2023.	10.29	10-K	001-32395

10.27	Amended and Restated Deferred Compensation Plan for Non-Employee Directors of ConocoPhillips.	10.2	10-Q	001-32395

19*	Insider Trading Policies of ConocoPhillips

21*	List of Subsidiaries of ConocoPhillips.

22*	Subsidiary Guarantors of Guaranteed Securities.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of DeGolyer and MacNaughton.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

97	ConocoPhillips Clawback Policy effective October 2, 2023.	97.2	10-K	001-32395

99*	Report of DeGolyer and MacNaughton.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
**Furnished herewith.

157	ConocoPhillips 2025 10-K

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONOCOPHILLIPS

February 17, 2026	/s/ Ryan M. Lance
Ryan M. Lance Chairman of the Board of Directors and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 17, 2026, on behalf of the registrant by the following officers in the capacity indicated and by a majority of directors.

Signature	Title

/s/ Ryan M. Lance	Chairman of the Board of Directors
Ryan M. Lance	and Chief Executive Officer
(Principal executive officer)

/s/ Andrew M. O’Brien	Chief Financial Officer and
Andrew M. O’Brien	Executive Vice President, Strategy and Commercial
(Principal financial officer)

/s/ Kontessa S. Haynes-Welsh	Vice President, Finance and Controller
Kontessa S. Haynes-Welsh	(Principal accounting officer)

ConocoPhillips 2025 10-K	158

/s/ Dennis V. Arriola	Director
Dennis V. Arriola

/s/ Nelda J. Connors	Director
Nelda J. Connors

/s/ Gay Huey Evans	Director
Gay Huey Evans

/s/ Jeffrey A. Joerres	Director
Jeffrey A. Joerres

/s/ Timothy A. Leach	Director
Timothy A. Leach

/s/ Kathleen A. McGinty	Director
Kathleen A. McGinty

/s/ William H. McRaven	Director
William H. McRaven

/s/ Sharmila Mulligan	Director
Sharmila Mulligan

/s/ Arjun N. Murti	Director
Arjun N. Murti

/s/ Robert A. Niblock	Director
Robert A. Niblock

/s/ David T. Seaton	Director
David T. Seaton

/s/ R.A. Walker	Director
R.A. Walker

159	ConocoPhillips 2025 10-K