Form 10-Q
period 2026-03-31
CONOCOPHILLIPS
filed 2026-04-30
CIK 1163165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 1,218,294,007 shares of common stock, $.01 par value, outstanding at March 31, 2026.

Commonly Used Abbreviations	Table of Contents
Commonly Used Abbreviations

The following industry-specific, accounting and other terms, and abbreviations may be commonly used in this report.

Currencies		Accounting
$ or USD	U.S. dollar	ARO	asset retirement obligation
CAD	Canadian dollar	ASC	accounting standards codification
EUR	Euro	ASU	accounting standards update
GBP NOK	British pound Norwegian kroner	DD&A	depreciation, depletion and amortization
		EPS	earnings per share
Units of Measurement		FASB	Financial Accounting Standards Board
BBL	barrel
BCF	billion cubic feet	FIFO	first-in, first-out
BOE	barrel of oil equivalent	G&A	general and administrative
MBD	thousand barrels per day	GAAP	generally accepted accounting principles
MCF	thousand cubic feet
MM	million	LIFO	last-in, first-out
MMBOE	million barrels of oil equivalent	NPNS	normal purchase normal sale
MBOED	thousand barrels of oil equivalent per	PP&E	properties, plants and equipment
	day	VIE	variable interest entity
MMBOED	million barrels of oil equivalent per day
MMBTU	million British thermal units
MMCFD	million cubic feet per day	Miscellaneous
MTPA	million tonnes per annum	EPA	Environmental Protection Agency
		ESG	environmental, social and governance
Industry		EU	European Union
BLM	Bureau of Land Management	FERC	Federal Energy Regulatory Commission
CBM	coalbed methane
CCS	carbon capture and storage	GHG	greenhouse gas
E&P	exploration and production	HSE	health, safety and environment
FEED	front-end engineering and design	ICC	International Chamber of Commerce
FID	final investment decision	ICSID	World Bank’s International
FPS	floating production system		Centre for Settlement of
FPSO	floating production, storage and		Investment Disputes
	offloading	IRS	Internal Revenue Service
G&G	geological and geophysical	OTC	over-the-counter
JOA	joint operating agreement	NYSE	New York Stock Exchange
LNG	liquefied natural gas	SEC	U.S. Securities and Exchange
NGLs	natural gas liquids		Commission
OPEC	Organization of Petroleum	TSR	total shareholder return
	Exporting Countries	U.K.	United Kingdom
PSC	production sharing contract	U.S.	United States of America
PUDs	proved undeveloped reserves
SAGD	steam-assisted gravity drainage
WCS	Western Canadian Select
WTI	West Texas Intermediate

1	ConocoPhillips 2026 Q1 10-Q

Financial Statements	Table of Contents
PART I. Financial Information
Item 1.    Financial Statements

Consolidated Income Statement	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Revenues and other income
Sales and other operating revenues	$15,761	16,517
Equity in earnings of affiliates	247	392
Gain (loss) on dispositions	5	79
Other income	41	113
Total revenues and other income	16,054	17,101
Costs and expenses
Purchased commodities	6,283	6,188
Production and operating expenses	2,276	2,506
Selling, general and administrative expenses	193	191
Exploration expenses	109	117
Depreciation, depletion and amortization	2,906	2,746
Impairments	19	1
Taxes other than income taxes	607	551
Accretion on discounted liabilities	97	94
Interest and debt expense	198	205
Foreign currency transaction (gain) loss	—	30
Other expenses	3	6
Total costs and expenses	12,691	12,635
Income (loss) before income taxes	3,363	4,466
Income tax provision (benefit)	1,180	1,617
Net income (loss)	$2,183	2,849

Net income (loss) per share of common stock (dollars)
Basic	$1.78	2.23
Diluted	1.78	2.23
Weighted-average common shares outstanding (in thousands)
Basic	1,224,036	1,273,350
Diluted	1,224,960	1,274,879
See Notes to Consolidated Financial Statements.

ConocoPhillips 2026 Q1 10-Q	2

Financial Statements	Table of Contents

Consolidated Statement of Comprehensive Income	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Net income (loss)	$2,183	2,849
Other comprehensive income (loss), net of tax:
Defined benefit plans	(16)	7
Unrealized holding gain (loss) on securities	(6)	2
Foreign currency translation adjustments	(95)	70
Other comprehensive income (loss), net of tax	(117)	79
Comprehensive income (loss)	$2,066	2,928
See Notes to Consolidated Financial Statements.

3	ConocoPhillips 2026 Q1 10-Q

Financial Statements	Table of Contents

Consolidated Balance Sheet	ConocoPhillips

	Millions of Dollars
	March 31 2026	December 31 2025
Assets
Cash and cash equivalents	$5,877	6,497
Short-term investments	486	484
Accounts and notes receivable, net	7,050	5,813
Inventories	1,910	1,873
Prepaid expenses and other current assets	906	865
Total current assets	16,229	15,532
Investments and long-term receivables	10,320	10,185
Net properties, plants and equipment (net of accumulated DD&A of $93,460 and $90,396, respectively)	93,141	93,239
Other assets	3,035	2,983
Total assets	$122,725	121,939

Liabilities
Accounts payable	$7,017	6,218
Short-term debt	1,065	1,020
Accrued income and other taxes	2,129	1,835
Employee benefit obligations	505	1,136
Other accruals	1,870	1,763
Total current liabilities	12,586	11,972
Long-term debt	22,262	22,424
Asset retirement obligations and accrued environmental costs	8,366	8,214
Deferred income taxes	12,389	12,237
Employee benefit obligations	944	969
Other liabilities and deferred credits	1,637	1,636
Total liabilities	58,184	57,452

Equity
Common stock (2,500,000,000 shares authorized at $0.01 par value)
Issued (2026—2,255,873,510 shares; 2025—2,253,518,282 shares)
Par value	23	23
Capital in excess of par	77,761	77,728
Treasury stock (at cost: 2026—1,037,579,503 shares; 2025—1,028,350,186 shares)	(77,231)	(76,217)
Accumulated other comprehensive income (loss)	(6,028)	(5,911)
Retained earnings	70,016	68,864
Total equity	64,541	64,487
Total liabilities and equity	$122,725	121,939
See Notes to Consolidated Financial Statements.

ConocoPhillips 2026 Q1 10-Q	4

Financial Statements	Table of Contents

Consolidated Statement of Cash Flows	ConocoPhillips

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Cash flows from operating activities
Net income (loss)	$2,183	2,849
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	2,906	2,746
Impairments	19	1
Dry hole costs and leasehold impairments	34	61
Accretion on discounted liabilities	97	94
Deferred taxes	102	(71)
Distributions more (less) than income from equity affiliates	7	(19)
(Gain) loss on dispositions	(5)	(79)
Other	44	(115)
Working capital adjustments
Decrease (increase) in accounts and notes receivable	(1,141)	280
Decrease (increase) in inventories	(39)	(26)
Decrease (increase) in prepaid expenses and other current assets	(95)	(134)
Increase (decrease) in accounts payable	507	518
Increase (decrease) in taxes and other accruals	(324)	10
Net cash provided by operating activities	4,295	6,115
Cash flows from investing activities
Capital expenditures and investments	(2,948)	(3,378)
Working capital changes associated with investing activities	162	827
Proceeds from asset dispositions	9	635
Net sales (purchases) of investments	(30)	(400)
Other	(1)	(30)
Net cash used in investing activities	(2,808)	(2,346)
Cash flows from financing activities
Repayment of debt	(114)	(547)
Issuance of company common stock	(35)	(52)
Repurchase of company common stock	(1,006)	(1,500)
Dividends paid	(1,032)	(998)
Other	1	(40)
Net cash used in financing activities	(2,186)	(3,137)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29	83
Net change in cash, cash equivalents and restricted cash	(670)	715
Cash, cash equivalents and restricted cash at beginning of period	6,916	5,905
Cash, cash equivalents and restricted cash at end of period	$6,246	6,620
Restricted cash of $65 million is included in the "Prepaid expenses and other current assets" line of our Consolidated Balance Sheet at December 31, 2025.
Restricted cash of $369 million and $354 million is included in the "Other assets" line of our Consolidated Balance Sheet at March 31, 2026, and December 31, 2025, respectively.
See Notes to Consolidated Financial Statements.

5	ConocoPhillips 2026 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Notes to Consolidated Financial Statements
Note 1—Basis of Presentation
The interim-period financial information presented in the financial statements included in this report is unaudited and, in the opinion of management, includes all known accruals and adjustments necessary for a fair presentation of the consolidated financial position of ConocoPhillips, its results of operations and cash flows for such periods. All such adjustments are of a normal and recurring nature, unless otherwise disclosed. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report; therefore, these financial statements should be read in conjunction with the consolidated financial statements and notes included in our 2025 Annual Report on Form 10-K. Certain prior year financial statement line items have been reclassified to conform to the current year presentation.
Note 2—Inventories

	Millions of Dollars
	March 31 2026	December 31 2025
Crude oil and products	$1,054	1,000
Materials and supplies	856	873
Total inventories	$1,910	1,873

Inventories valued on the LIFO basis	$672	609
Note 3—Investments and Long-Term Receivables
Australia Pacific LNG Pty Ltd. (APLNG)
In Australia, we hold a 47.5 percent shareholding interest in APLNG. At March 31, 2026, the outstanding balance of APLNG's debt was $3.1 billion. The last principal and interest payment on the debt is due in September 2032. See Note 5.
At March 31, 2026, the carrying value of our equity method investment in APLNG was approximately $5.0 billion.
Port Arthur LNG (PALNG)
We hold a 30 percent direct equity investment in PALNG, a joint venture for the development of a large-scale LNG facility.

At March 31, 2026, the carrying value of our equity method investment in PALNG was approximately $1.6 billion.
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

At March 31, 2026, the carrying value of our equity method investments in Qatar was approximately $1.8 billion.
Note 4—Debt
Our debt balance at March 31, 2026, was $23.3 billion, compared with $23.4 billion at December 31, 2025.
In the first quarter of 2026, the company retired $67 million principal amount of our 6.875% Notes at maturity.
At March 31, 2026, we had $283 million of certain variable rate demand bonds (VRDBs) outstanding with maturities ranging through 2035. The VRDBs are redeemable at the option of the bondholders on any business day. If they are ever redeemed, we have the ability and intent to refinance on a long-term basis; therefore, the VRDBs are included in the “Long-term debt” line on our consolidated balance sheet.

ConocoPhillips 2026 Q1 10-Q	6

Notes to Consolidated Financial Statements	Table of Contents
Note 5—Guarantees
At March 31, 2026, we were liable for certain contingent obligations under various contractual arrangements as described below. We recognize a liability, at inception, for the fair value of our obligation as a guarantor for newly issued or modified guarantees. Unless the carrying amount of the liability is noted below, we have not recognized a liability because the fair value of the obligation is immaterial. In addition, unless otherwise stated, we are not currently performing with any significance under the guarantee and expect future performance to be either immaterial or have only a remote chance of occurrence.
APLNG Guarantees
We have multiple outstanding guarantees in connection with our 47.5 percent ownership interest in APLNG. These guarantees have remaining terms of seven to 20 years, and the maximum potential future payments related to these guarantees are approximately $1,680 million. At March 31, 2026, the carrying value of these guarantees was approximately $49 million.

QatarEnergy LNG Guarantees
We have guaranteed our portion of certain fiscal and other joint venture obligations as a shareholder in NFE4 and NFS3. These guarantees have an approximate 30-year term with no maximum limit. At March 31, 2026, the carrying value of these guarantees was approximately $14 million.

Equatorial Guinea Guarantees
We have guaranteed payment obligations as a shareholder in both Equatorial Guinea LNG Operations, S.A., a fully owned subsidiary of Equatorial Guinea LNG Holdings Limited, and Alba Plant LLC with regard to certain agreements to process third-party gas. These guarantees have two years remaining, and the maximum potential future payments related to these guarantees are approximately $116 million. At March 31, 2026, the carrying value of these guarantees was approximately $4 million.

Other Guarantees
We have other guarantees with maximum future potential payment amounts totaling approximately $560 million, which consist primarily of guarantees of the residual value of leased office buildings and guarantees of the residual value of corporate aircraft. These guarantees have remaining terms of one to five years and would become payable if certain asset values are lower than guaranteed amounts at the end of the lease or contract term, business conditions decline at guaranteed entities or as a result of nonperformance of contractual terms by guaranteed parties. At March 31, 2026, there was no liability recognized for these guarantees.
Indemnifications
Over the years, we have entered into agreements to sell ownership interests in certain legal entities, joint ventures and assets that gave rise to qualifying indemnifications. These agreements include indemnifications for taxes and environmental liabilities. The carrying amount recorded for these indemnification obligations at March 31, 2026, was approximately $30 million. Those related to environmental issues have terms that are generally indefinite, and the maximum amounts of future payments are generally unlimited. Although it is reasonably possible future payments may exceed amounts recorded, due to the nature of the indemnifications, it is not possible to make a reasonable estimate of the maximum potential amount of future payments. See Note 6 for additional information about environmental liabilities.
Note 6—Contingencies, Commitments and Accrued Environmental Costs
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

7	ConocoPhillips 2026 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
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
For remediation activities in the U.S. and Canada, our consolidated balance sheet included total accrued environmental costs of $230 million at March 31, 2026, compared with $220 million at December 31, 2025. We expect to incur a substantial amount of these expenditures within the next 30 years. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.
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

ConocoPhillips 2026 Q1 10-Q	8

Notes to Consolidated Financial Statements	Table of Contents
We have contingent liabilities resulting from throughput agreements with pipeline and processing companies not associated with financing arrangements. Under these agreements, we may be required to provide any such company with additional funds through advances and penalties for fees related to throughput capacity not utilized. In addition, at March 31, 2026, we had performance obligations secured by letters of credit of $391 million (issued as direct bank letters of credit) related to various purchase commitments for materials, supplies, commercial activities and services incident to the ordinary conduct of business.
In 2007, the government of Venezuela expropriated ConocoPhillips’ interests in the Petrozuata and Hamaca heavy oil ventures, as well as the offshore Corocoro development project. In response, ConocoPhillips initiated international arbitration proceedings before the ICSID. In March 2019, an ICSID tribunal unanimously ordered the government of Venezuela to pay ConocoPhillips approximately $8.7 billion (later reduced to $8.5 billion) plus interest for the unlawful expropriation of the projects. On January 22, 2025, an ICSID annulment committee dismissed Venezuela’s application to annul the tribunal’s decision and upheld the $8.5 billion award plus interest in full. Separate arbitrations before the ICC resulted in additional awards against Petróleos de Venezuela, S.A. (PDVSA) and three of its affiliates, including an award for approximately $2 billion plus interest, for the Petrozuata and Hamaca projects, and a $33 million award, for the Corocoro project, plus interest. Cumulatively, as of March 31, 2026, the company has received approximately $795 million in connection with the first ICC award. Collection actions for all three awards are ongoing. ConocoPhillips has ensured that all actions related to these arbitration awards meet all appropriate U.S. regulatory requirements, including those related to any applicable sanctions imposed by the U.S. against Venezuela.
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

9	ConocoPhillips 2026 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 7—Derivative and Financial Instruments
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
The following table presents the gross fair values of our commodity derivatives, excluding collateral, on our consolidated balance sheet:

	Millions of Dollars
	March 31 2026	December 31 2025
Assets
Prepaid expenses and other current assets	$1,173	491
Other assets	147	113
Liabilities
Other accruals	1,103	438
Other liabilities and deferred credits	141	100
The gains (losses) from commodity derivatives included in our consolidated income statement are presented in the following table:

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Sales and other operating revenues	$159	59
Other income	(5)	(4)
Purchased commodities	(69)	(39)
The table below summarizes our net exposures resulting from outstanding commodity derivative contracts:

	Open Position Long (Short)
	March 31 2026	December 31 2025
Commodity
Natural gas and power (BCF equivalent)
Fixed price	(20)	(15)
Basis	(15)	(17)

ConocoPhillips 2026 Q1 10-Q	10

Notes to Consolidated Financial Statements	Table of Contents
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

For the three-month period ended March 31, 2026, and March 31, 2025, we recognized a loss of $9 million and a gain of $15 million, respectively, in “Equity in earnings of affiliates” related to the swaps.

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
The following investments are carried on our consolidated balance sheet at cost plus accrued interest, and the table reflects remaining maturities at March 31, 2026, and December 31, 2025:

	Millions of Dollars
	Carrying Amount
	Cash and cash equivalents		Short-term investments
	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Cash	$416	543
Demand deposits	3,605	3,781
Time deposits
1 to 90 days	1,543	975	14	6
91 to 180 days			5	17
Within one year			8	8
U.S. government obligations
1 to 90 days	311	1,198	—	—
	$5,875	6,497	27	31

11	ConocoPhillips 2026 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following investments in debt securities classified as available for sale are carried at fair value on our consolidated balance sheet at March 31, 2026, and December 31, 2025:

	Millions of Dollars
	Carrying Amount
	Cash and cash equivalents		Short-term investments		Investments and long-term receivables
	March 31 2026	December 31 2025	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Major Security Type
Corporate bonds	$—	—	365	308	634	651
Commercial paper	2	—	45	72
U.S. government obligations	—	—	24	46	257	224
U.S. government agency obligations			—	—	1	1
Foreign government obligations			8	9	10	9
Asset-backed securities			17	18	266	263
	$2	—	459	453	1,168	1,148
Cash and cash equivalents and short-term investments have remaining maturities within one year. Investments and long-term receivables have remaining maturities that vary from greater than one year through 12 years.
The following table summarizes the amortized cost basis and fair value of investments in debt securities classified as available for sale:

	Millions of Dollars
	Amortized Cost Basis		Fair Value
	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Major Security Type
Corporate bonds	$998	953	999	959
Commercial paper	47	72	47	72
U.S. government obligations	281	268	281	270
U.S. government agency obligations	1	1	1	1
Foreign government obligations	18	18	18	18
Asset-backed securities	283	280	283	281
	$1,628	1,592	1,629	1,601
No allowance for credit losses has been recorded on investments in debt securities which are in an unrealized loss position.

For the three-month periods ended March 31, 2026, and March 31, 2025, proceeds from sales and redemptions of investments in debt securities classified as available for sale were $209 million and $211 million, respectively. Gross realized gains and losses included in earnings from those sales and redemptions were negligible. The cost of securities sold and redeemed is determined using the specific identification method.

ConocoPhillips 2026 Q1 10-Q	12

Notes to Consolidated Financial Statements	Table of Contents
Credit Risk
Financial instruments subject to concentrations of credit risk primarily include cash equivalents, short‑ and long‑term investments in high‑quality debt securities, OTC derivative contracts, and trade receivables. Cash and investments are diversified across high‑quality commercial paper, government money market funds, U.S. government and agency obligations, high-quality corporate bonds and asset‑backed securities, foreign government obligations and deposits with major financial institutions. Credit risk from OTC derivatives is managed through counterparty credit limits, margining and collateral requirements, while exchange‑cleared derivatives carry minimal risk but expose us to broker receivables related to margin postings. Trade receivables are broadly diversified geographically, generally have short payment terms and are actively monitored with collateral and netting arrangements used where appropriate.

Certain of our derivative contracts require us to post collateral if exposure exceeds fixed or credit‑rating‑dependent thresholds, which generally decrease with lower ratings and fall to zero below investment grade, with cash as the primary form of collateral and letters of credit permitted in some cases. The aggregate fair value of all derivative instruments with such credit risk-related contingent features that were in a liability position was $73 million at both March 31, 2026, and December 31, 2025. For these instruments, no collateral was posted at March 31, 2026, or December 31, 2025. If our credit rating had been downgraded below investment grade at March 31, 2026, we would have been required to post $34 million of additional collateral, either with cash or letters of credit.
Note 8—Fair Value Measurement
We carry a portion of our assets and liabilities at fair value that are measured at the reporting date using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclosed according to the quality of valuation inputs under the fair value hierarchy.
The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. There were no material transfers into or out of Level 3 during the three-month period ended March 31, 2026, or during the year ended December 31, 2025.
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

13	ConocoPhillips 2026 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
The following table summarizes the fair value hierarchy for gross financial assets and liabilities (i.e., unadjusted where the right of setoff exists for commodity derivatives accounted for at fair value on a recurring basis):

	Millions of Dollars
	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Investments in debt securities	$281	1,348	—	1,629	270	1,331	—	1,601
Commodity derivatives	992	255	73	1,320	306	230	68	604
Total assets	$1,273	1,603	73	2,949	576	1,561	68	2,205

Liabilities
Commodity derivatives	$980	181	83	1,244	354	124	60	538
Contingent consideration	—	—	78	78	—	—	—	—
Total liabilities	$980	181	161	1,322	354	124	60	538
For the three-month period ended March 31, 2026, we made no payments under the contingent consideration arrangement, and a total of $237 million has been paid since the date of the Surmont acquisition, included in the "Other" line within the financing activities section of our consolidated statement of cash flows. The range and arithmetic average of the significant unobservable inputs used in the Level 3 fair value measurement were as follows:

	Fair Value (Millions of Dollars)	Valuation Technique	Unobservable Input	Range (Arithmetic Average)
Contingent consideration - Surmont as of:
March 31, 2026	$78	Discounted cash flow	Commodity price outlook* ($/BOE)	$81.58 - $84.28 ($82.93)
December 31, 2025	—			$43.17 - $51.97 ($46.47)
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

	Millions of Dollars
			Amounts Subject to Right of Setoff
	Gross Amounts Recognized	Amounts Not Subject to Right of Setoff	Gross Amounts	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Net Amounts
March 31, 2026
Assets	$1,320	5	1,315	1,017	298	42	256
Liabilities	1,244	1	1,243	1,017	226	45	181

December 31, 2025
Assets	$604	2	602	361	241	6	235
Liabilities	538	1	537	361	176	53	123
At March 31, 2026, and December 31, 2025, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.

ConocoPhillips 2026 Q1 10-Q	14

Notes to Consolidated Financial Statements	Table of Contents
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
•Investments in debt securities classified as available for sale: The fair value of investments in debt securities categorized as Level 1 in the fair value hierarchy is measured using exchange prices. The fair value of investments in debt securities categorized as Level 2 in the fair value hierarchy is measured using pricing provided by brokers or pricing service companies that are corroborated with market data. See Note 7.
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
The following table summarizes the net fair value of financial instruments (i.e., adjusted where the right of setoff exists for commodity derivatives):

	Millions of Dollars
	Carrying Amount		Fair Value
	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Financial assets
Commodity derivatives	$261	237	261	237
Investments in debt securities	1,629	1,601	1,629	1,601
Financial liabilities
Total debt, excluding finance leases	22,573	22,643	22,420	22,698
Commodity derivatives	182	124	182	124

15	ConocoPhillips 2026 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 9—Changes in Equity

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended March 31, 2026
Balances at December 31, 2025	$23	77,728	(76,217)	(5,911)	68,864	64,487
Net income (loss)					2,183	2,183
Other comprehensive income (loss)				(117)		(117)
Dividend declared ($0.84 per common share)					(1,032)	(1,032)
Repurchase of company common stock			(1,006)			(1,006)
Excise tax on share repurchases			(7)			(7)
Distributed under benefit plans		33				33
Other			(1)		1	—
Balances at March 31, 2026	$23	77,761	(77,231)	(6,028)	70,016	64,541

	Millions of Dollars
	Common Stock
	Par Value	Capital in Excess of Par	Treasury Stock	Accum. Other Comprehensive Income (Loss)	Retained Earnings	Total
For the three months ended March 31, 2025
Balances at December 31, 2024	$23	77,529	(71,152)	(6,473)	64,869	64,796
Net income (loss)					2,849	2,849
Other comprehensive income (loss)				79		79
Dividend declared ($0.78 per common share)					(998)	(998)
Repurchase of company common stock			(1,500)			(1,500)
Excise tax on share repurchases			(13)			(13)
Distributed under benefit plans		25				25
Other			(1)		1	—
Balances at March 31, 2025	$23	77,554	(72,666)	(6,394)	66,721	65,238

Note 10—Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of our consolidated balance sheet includes:

	Millions of Dollars
	Defined Benefit Plans	Unrealized Holding Gain/(Loss) on Securities	Foreign Currency Translation	Unrealized Gain/(Loss) on Hedging Activities	Accumulated Other Comprehensive Income/(Loss)
December 31, 2025	$(335)	8	(5,602)	18	(5,911)
Other comprehensive income (loss)	(16)	(6)	(95)	—	(117)
March 31, 2026	$(351)	2	(5,697)	18	(6,028)

ConocoPhillips 2026 Q1 10-Q	16

Notes to Consolidated Financial Statements	Table of Contents
Note 11—Cash Flow Information

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Cash payments

Interest	$296	214

Income taxes	$669	1,188

Net Sales (Purchases) of Investments
Short-term investments purchased	$(7)	(419)
Short-term investments sold	162	158
Long-term investments purchased	(232)	(192)
Long-term investments sold	47	53
Total sales (purchases) of investments	$(30)	(400)

Note 12—Related Party Transactions
The following tables summarize the related party balances and activities which are primarily with equity affiliates:

	Millions of Dollars
	March 31 2026	December 31 2025
Balance Sheet
Accounts and notes receivable	$74	79
Accounts payable	51	64

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Income Statement
Operating revenues and other income	$11	24
Purchased commodities	(3)	2
Production and operating expenses and selling, general and administrative expenses	45	85

17	ConocoPhillips 2026 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 13—Employee Benefit Plans
Pension and Postretirement Plans

	Millions of Dollars
	Pension Benefits				Other Benefits
	2026		2025		2026	2025
	U.S.	Int'l.	U.S.	Int'l.
Components of net periodic benefit cost
Three months ended March 31
Service cost	$11	8	15	8	—	—
Interest cost	21	34	23	31	1	2
Expected return on plan assets	(20)	(53)	(19)	(45)
Amortization of prior service cost (credit)	—	—	—	—	(1)	(6)
Recognized net actuarial loss (gain)	2	9	3	11	—	—
Settlements	9	—	—	1	—	—
Net periodic benefit cost	$23	(2)	22	6	—	(4)
The components of net periodic benefit cost, other than the service cost component, are included in the "Other expenses" line of our consolidated income statement.
During the three-month period ended March 31, 2026, lump-sum benefit payments exceeded the sum of service and interest costs for the year for the U.S. qualified pension plan. As a result, we recognized a proportionate share of prior actuarial losses from other comprehensive income as pension settlement expense of $9 million. In conjunction with the recognition of pension settlement expense, the fair market value of the pension plan assets was updated, and the pension benefit obligation of the U.S. qualified pension plan was remeasured at March 31, 2026. At the measurement date, the net pension liability increased by $39 million, primarily due to lower than premised return on assets, partially offset by an increase in the discount rate, resulting in a corresponding decrease to other comprehensive income.
Severance Accrual
The following table summarizes our severance accrual activity for the three-month period ended March 31, 2026:

Millions of Dollars
Balance at December 31, 2025	$378
Accruals	10
Benefit payments	(248)
Foreign currency translation adjustment	(1)
Balance at March 31, 2026*	$139
*Of the balance at March 31, 2026, $82 million is classified as short-term. Partner recoveries of $53 million are accrued as receivables as of March 31, 2026.

ConocoPhillips 2026 Q1 10-Q	18

Notes to Consolidated Financial Statements	Table of Contents
Note 14—Sales and Other Operating Revenues
Revenue from Contracts with Customers
The following table provides further disaggregation of our consolidated sales and other operating revenues:

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Revenue from contracts with customers	$13,500	14,479
Revenue from contracts outside the scope of ASC Topic 606
Physical contracts meeting the definition of a derivative	2,139	1,970
Financial derivative contracts	122	68
Consolidated sales and other operating revenues	$15,761	16,517

We apply the practical expedient allowed in ASC Topic 606, “Revenue from Contracts with Customers,” and do not disclose the aggregate amount of the transaction price allocated to performance obligations or when we expect to recognize revenues that are unsatisfied as of the end of the reporting period.

Revenues from contracts outside the scope of ASC Topic 606 relate primarily to physical gas contracts at market prices, which qualify as derivatives accounted for under ASC Topic 815, “Derivatives and Hedging,” and for which we have not elected NPNS. There is no significant difference in contractual terms or the policy for recognition of revenue from these contracts and those within the scope of ASC Topic 606. Further disaggregation of revenues is provided in Note 16—Segment Disclosures and Related Information.
Receivables from Contracts with Customers
At March 31, 2026, and December 31, 2025, the “Accounts and notes receivable, net” line on our consolidated balance sheet, presented net of allowances of $4 million for each period, included trade receivables of $5,842 million compared with $4,416 million at December 31, 2025, and included both contracts with customers within the scope of ASC Topic 606 and those that are outside the scope of ASC Topic 606. We typically receive payment within 30 days or less (depending on the terms of the invoice) once delivery is made. Revenues that are outside the scope of ASC Topic 606 relate primarily to physical natural gas sales contracts at market prices for which we do not elect NPNS and are therefore accounted for as a derivative under ASC Topic 815. There is little distinction in the nature of the customer or credit quality of trade receivables associated with natural gas sold under contracts for which NPNS has not been elected compared with trade receivables where NPNS has been elected.

19	ConocoPhillips 2026 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 15—Earnings Per Share
The following table presents the calculation of net income (loss) available to common shareholders and basic and diluted EPS. For the periods presented in the table below, diluted EPS calculated under the two-class method was more dilutive.

	Millions of Dollars (except per share amounts)
	Three Months Ended March 31
	2026	2025
Basic earnings per share

Net income (loss)	$2,183	2,849
Less: Dividends and undistributed earnings
allocated to participating securities	6	9
Net income (loss) available to common shareholders	$2,177	2,840
Weighted-average common shares outstanding (in millions)	1,224	1,273
Net income (loss) per share of common stock	$1.78	2.23

Diluted earnings per share

Net income (loss) available to common shareholders	$2,177	2,840
Weighted-average common shares outstanding (in millions)	1,224	1,273
Add: Dilutive impact of options and unvested
non-participating RSU/PSUs (in millions)	1	2
Weighted-average diluted shares outstanding (in millions)	1,225	1,275
Net income (loss) per share of common stock	$1.78	2.23
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

Intersegment sales are at prices that approximate market.

ConocoPhillips 2026 Q1 10-Q	20

Notes to Consolidated Financial Statements	Table of Contents
Analysis of Results by Operating Segment

Three Months Ended March 31, 2026	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segments Total	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues#	$1,523	11,086	1,673	1,627	501	16,410	22	16,432
Intersegment eliminations	—	(6)	(656)	—	—	(662)	(9)	(671)
Consolidated sales and other operating revenues	1,523	11,080	1,017	1,627	501	15,748	13	15,761

Significant segment expenses*
Production and operating expenses	475	1,253	189	257	80	2,254	22	2,276
DD&A	352	2,051	152	239	103	2,897	9	2,906
Income tax provision (benefit)	92	395	27	725	60	1,299	(119)	1,180
Total	919	3,699	368	1,221	243	6,450	(88)	6,362

Other segment items
Equity in earnings of affiliates	—	—	—	(95)	(164)	(259)	12	(247)
Interest income	—	—	—	—	—	—	(109)	(109)
Interest and debt expense	—	—	—	—	—	—	198	198
Other**	310	5,978	564	236	127	7,215	159	7,374
Total	310	5,978	564	141	(37)	6,956	260	7,216

Net income (loss)	$294	1,403	85	265	295	2,342	(159)	2,183
#Includes revenue from physical contracts meeting the definition of a derivative that are outside the scope of ASC Topic 606 for the L48, Canada and EMENA segments of $1.7 billion, $0.2 billion and $0.2 billion, respectively.

*The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on dispositions: L48 and Corporate
Other income: L48, Canada, EMENA and Corporate
Purchased commodities: Alaska, L48, Canada, EMENA and AP
Selling, general and administrative expenses: L48, Canada, EMENA, AP and Corporate
Exploration expenses, Taxes other than income taxes and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Impairments: Alaska and L48
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: EMENA and Corporate
Other Segment Disclosures

Three Months Ended March 31, 2026	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Equity investments	$3	1	—	2,354	4,950	7,308	1,648	8,956
Total assets	20,808	62,678	9,892	10,839	8,328	112,545	10,180	122,725
Capital expenditures and investments	949	1,505	121	262	82	2,919	29	2,948

21	ConocoPhillips 2026 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents

Three Months Ended March 31, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Segment sales and other operating revenues
Sales and other operating revenues#	$1,610	11,548	1,532	1,940	424	17,054	18	17,072
Intersegment eliminations	—	—	(547)	—	—	(547)	(8)	(555)
Consolidated sales and other operating revenues	1,610	11,548	985	1,940	424	16,507	10	16,517

Significant segment expenses*
Production and operating expenses	506	1,491	201	224	65	2,487	19	2,506
DD&A	355	1,904	131	219	119	2,728	18	2,746
Income tax provision (benefit)	139	448	81	922	64	1,654	(37)	1,617
Total	1,000	3,843	413	1,365	248	6,869	—	6,869

Other segment items
Equity in earnings of affiliates	—	(4)	—	(173)	(206)	(383)	(9)	(392)
Interest income	—	—	—	—	(2)	(2)	(74)	(76)
Interest and debt expense	—	—	—	—	—	—	205	205
Other**	283	5,919	316	329	73	6,920	142	7,062
Total	283	5,915	316	156	(135)	6,535	264	6,799

Net income (loss)	$327	1,790	256	419	311	3,103	(254)	2,849
#Includes revenue from physical contracts meeting the definition of a derivative that are outside the scope of ASC Topic 606 for the L48, Canada and EMENA segments of $1.5 billion, $0.2 billion and $0.3 billion, respectively.

*The significant segment expense categories and amounts in the table above align with segment-level information that is regularly provided to the CODM.
**Other segment items not required to be separately disclosed for each reportable segment include:
Gain (loss) on dispositions: L48 and Corporate
Other income: L48, Canada, EMENA, AP and Corporate
Purchased commodities: Alaska, L48, Canada, EMENA and AP
Selling, general and administrative expenses, Exploration Expenses, Taxes other than income taxes and Accretion on discounted liabilities: Alaska, L48, Canada, EMENA, AP and Corporate
Impairments: EMENA
Foreign currency transaction (gain) loss: Canada, EMENA, AP and Corporate
Other expenses: L48, EMENA and Corporate

Other Segment Disclosures

Three Months Ended March 31, 2025	Millions of Dollars
	Alaska	L48	Canada	EMENA	AP	Segment Totals	Corporate	Consolidated Total
Equity investments	$4	125	—	2,056	4,988	7,173	1,589	8,762
Total assets	18,587	66,294	9,604	10,191	8,331	113,007	11,247	124,254
Capital expenditures and investments	1,046	1,814	165	274	54	3,353	25	3,378

ConocoPhillips 2026 Q1 10-Q	22

Notes to Consolidated Financial Statements	Table of Contents

	Millions of Dollars
	Three Months Ended March 31
	2026	2025

Consolidated sales and other operating revenues
Crude oil	$10,258	10,833
Natural gas	2,504	2,832
Natural gas liquids	922	1,055
Other*	2,077	1,797
Total	$15,761	16,517
*Includes bitumen, power and LNG.

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Revenue from physical contracts meeting the definition of a derivative outside the scope of ASC Topic 606
Crude oil	$110	109
Natural gas	1,701	1,646
Power	328	215
Total	$2,139	1,970

Sales and other operating revenues by geographic location	Millions of Dollars
	Three Months Ended March 31
	2026	2025

U.S.	$12,516	13,112
International	3,245	3,405
Worldwide consolidated	$15,761	16,517
*Sales and other operating revenues are attributable to countries based on the location of the selling operation.

23	ConocoPhillips 2026 Q1 10-Q

Notes to Consolidated Financial Statements	Table of Contents
Note 17—Income Taxes
Our effective tax rate for the three-month periods ended March 31, 2026, and March 31, 2025, was 35.1 percent and 36.2 percent, respectively. The change in the effective tax rate for the three-month period ended March 31, 2026, is primarily due to a shift in our mix of income among taxing jurisdictions, partially offset by the March 31, 2025 change to our valuation allowance, described below.

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

Note 18—New Accounting Standards
In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses” to disaggregate the disclosures about a public business entity’s expenses (including purchases of inventory, employee compensation, depreciation, depletion and amortization) in commonly presented expense captions. The ASU will impact our financial statement disclosures only and will be applied prospectively with retrospective application permitted. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU.

ConocoPhillips 2026 Q1 10-Q	24

Management’s Discussion and Analysis	Table of Contents
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis is the company’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations and intentions that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “ambition,” “anticipate,” “believe,” “budget,” “continue,” “could,” “effort,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “will,” “would” and similar expressions identify forward-looking statements. The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 43.
The terms “earnings” and “loss” as used in Management’s Discussion and Analysis refer to net income (loss).
Business Environment and Executive Overview
ConocoPhillips is one of the world’s leading E&P companies based on production and reserves, with operations and activities in 14 countries. Our diverse, low cost of supply portfolio includes resource-rich unconventional plays in North America; conventional assets in North America, Europe, Africa and Asia; global LNG developments; oil sands in Canada; and an inventory of global exploration prospects. Headquartered in Houston, Texas, at March 31, 2026, we employed approximately 9,700 people worldwide and had total assets of $123 billion.

Overview
At ConocoPhillips, we anticipate that commodity prices will continue to be cyclical and volatile, and our view is that a successful business strategy in the E&P industry must be resilient in lower price environments while also retaining upside during periods of higher prices. As such, we are unhedged, remain committed to our disciplined investment framework and continually monitor market fundamentals, including the impacts associated with geopolitical tensions and conflicts, global demand for our products, oil and gas inventory levels, governmental policies, tariffs, inflation and supply chain disruptions. We continue to closely monitor the macroeconomic environment and the ongoing market volatility in the energy landscape and across global markets for implications to our business, results of operations and financial condition.

Geopolitical tensions in the Middle East, including the ongoing conflict involving Iran, have increased volatility in global energy markets and may elevate risks to regional operations, infrastructure and shipping routes. We have investments in LNG facilities in Qatar, including one producing asset and two projects under construction. In March 2026, due to the conflict, QatarEnergy constrained LNG production at its major Ras Laffan facilities. Our investments have not been damaged, and there are no indications of impairment. However, further escalation could adversely affect operations, LNG transportation and construction and have broader supply chain impacts. Production from our Qatar investments was approximately four percent of total company production volumes in 2025. The company continues to monitor developments and prioritize the safety of personnel and the integrity of our operations. See Note 3.

As the global energy industry continues to evolve, we remain committed to creating long-term value for our stockholders. We believe ConocoPhillips plays an essential role in responsibly meeting the global demand for energy, while continuing to deliver competitive returns on and of capital and working to meet our previously established emissions-reduction targets. Our value proposition to deliver competitive returns to stockholders through price cycles is guided by our foundational principles which consist of maintaining balance sheet strength, providing peer-leading distributions, making disciplined investments and demonstrating responsible and reliable ESG performance.

In 2025, we made clear commitments to enhance portfolio value and structural profitability, and we remain focused on seeing those commitments through to completion. In the second half of 2025, we announced incremental cost reductions and margin enhancements exceeding $1 billion anticipated on a run-rate basis by year-end 2026, reflecting continued
progress toward delivering sustainable improvements in our cost structure and margins.

25	ConocoPhillips 2026 Q1 10-Q

Management’s Discussion and Analysis	Table of Contents
Production was 2,309 MBOED in the first quarter of 2026, a decrease of 80 MBOED from the same period a year ago. After adjusting for impacts from closed acquisitions and dispositions, first-quarter 2026 production decreased by 14 MBOED or one percent from the same period a year ago.

First-quarter 2026 production resulted in $4.3 billion of cash provided by operating activities. We returned $2.0 billion to shareholders, consisting of $1.0 billion through share repurchases and $1.0 billion through our ordinary dividend. We ended the quarter with cash, cash equivalents, restricted cash and short-term investments totaling $6.7 billion and long-term investments in debt securities of $1.2 billion.

Also in the first quarter of 2026, we re-invested $2.9 billion into the business in the form of capital expenditures and investments, with over half of the expenditures related to flexible, short-cycle unconventional plays in the Lower 48 segment.

In April 2026, we declared a second-quarter ordinary dividend of $0.84 per share.

ConocoPhillips 2026 Q1 10-Q	26

Management’s Discussion and Analysis	Table of Contents
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

Our earnings and operating cash flows generally correlate with price levels for crude oil and natural gas, which are subject to factors external to the company and over which we have no control. The following graph depicts the trend in average benchmark prices for WTI crude oil, Brent crude oil and U.S. Henry Hub natural gas:
The following table presents average prices for the first quarter of 2026 compared to the first quarter of 2025.

	Three Months Ended March 31
Industry Prices	2026	2025	Change
Brent ($ per BBL)	80.61	75.66	7%
WTI ($ per BBL)	71.93	71.42	1%
Henry Hub ($ per MMBTU)	5.05	3.65	38%

Average Realized Prices
Crude ($ per BBL)	73.47	71.65	3%
Bitumen ($ per BBL)	50.37	45.29	11%
Gas ($ per MCF)	4.09	5.62	(27)%
Total ($ per BOE)	50.36	53.34	(6)%

Oil and bitumen prices were higher in the first quarter of 2026 compared to the same period of 2025 as Middle East supply disruptions corresponded to higher market prices.

U.S. Henry Hub prices improved due to Winter Storm Fern impacts on market supplies. The risk of volatility in regional markers remains throughout 2026.

Total realized prices were lower in the first quarter of 2026 compared to the same period of 2025 despite increased commodity prices, primarily due to lower realized gas prices in the Permian.

27	ConocoPhillips 2026 Q1 10-Q

Management’s Discussion and Analysis	Table of Contents
Key Operating and Financial Summary
•Reported first-quarter 2026 earnings per share of $1.78;
•Generated cash provided by operating activities of $4.3 billion;
•Declared second-quarter ordinary dividend of $0.84 per share;
•Updated full-year production and capital guidance, operating cost guidance unchanged;
•Delivered total company and Lower 48 production of 2,309 MBOED and 1,453 MBOED, respectively;
•Distributed $2.0 billion to shareholders, including $1.0 billion through share repurchases and $1.0 billion through the ordinary dividend;
•Conducted successful Willow winter construction season with project achieving 50% completion;
•Completed four-well Alaska winter exploration program with evaluation underway and secured high-priority acreage in National Petroleum Reserve in Alaska (NPR-A) lease sale;
•Enhanced Lower 48 capital efficiency by more than doubling percentage of 3-mile plus lateral length wells drilled compared with prior year;
•Executed LNG tolling agreement for third-party operated gas volumes in Equatorial Guinea, extending life of LNG facility well into the next decade; and
•Ended the quarter with cash, cash equivalents, restricted cash and short-term investments of $6.7 billion and long-term investments of $1.2 billion.

Outlook
Production and Capital
For the second quarter, the company is excluding Qatar from production guidance, given uncertainty surrounding the conflict in the Middle East. Second-quarter production is expected to be 2.185 to 2.215 MMBOED.

Full-year production is expected to be 2.295 to 2.325 MMBOED. This reflects a 20 MBOED annual adjustment for Qatar, given the exclusion of Qatar production from second-quarter guidance, as well as a 15 MBOED annual royalty rate adjustment at Surmont due to higher oil prices.

Capital spending for 2026 is expected to be $12 to $12.5 billion.

All other guidance remains unchanged.

ConocoPhillips 2026 Q1 10-Q	28

Results of Operations	Table of Contents
Results of Operations
Unless otherwise indicated, discussion of consolidated results for the three-month period ended March 31, 2026, is based on a comparison with the corresponding period of 2025. Throughout the document, certain totals and percentages may differ from the precise sum of the underlying components due to rounding.
Consolidated Results

Summary Operating Statistics

	Three Months Ended March 31
	2026	2025
Average Net Production
Crude oil (MBD)
Consolidated operations	1,100	1,153
Equity affiliates	11	13
Total crude oil	1,111	1,166

Natural gas liquids (MBD)
Consolidated operations	408	394
Equity affiliates	7	8
Total natural gas liquids	415	402

Bitumen (MBD)	118	143

Natural gas (MMCFD)
Consolidated operations	2,822	2,840
Equity affiliates	1,166	1,230
Total natural gas	3,988	4,070

Total Production (MBOED)	2,309	2,389
Total Production (MMBOE)	208	215

	Dollars Per Unit
Average Sales Prices
Crude oil (per BBL)
Consolidated operations	$73.52	71.61
Equity affiliates	68.79	75.57
Total crude oil	73.47	71.65

Natural gas liquids (per BBL)
Consolidated operations	20.06	24.86
Equity affiliates	46.27	52.34
Total natural gas liquids	20.42	25.40

Bitumen (per BBL)	50.37	45.29

Natural gas (per MCF)
Consolidated operations	3.34	4.76
Equity affiliates	5.87	7.56
Total natural gas	$4.09	5.62

29	ConocoPhillips 2026 Q1 10-Q

Results of Operations	Table of Contents

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Exploration Expenses
General administrative, geological and geophysical, lease rental and other	$75	56
Leasehold impairment	25	18
Dry hole	9	43
Total exploration expenses	$109	117

Total Company Production

We explore for, produce, transport and market crude oil, bitumen, natural gas, LNG and NGLs on a worldwide basis. In the quarter ended March 31, 2026, our operations were producing in the U.S., Australia, Canada, China, Equatorial Guinea, Libya, Malaysia, Norway and Qatar.
Total production in the first quarter of 2026 was 2,309 MBOED, a decrease of 80 MBOED or three percent from the same period a year ago. Production decreases were primarily driven by normal field decline.
Production decreases were partly offset by new wells online in the Lower 48, Canada, Alaska, China, Australia and Libya.
After adjusting for impacts from closed acquisitions and dispositions, first-quarter 2026 production decreased by 14 MBOED or one percent from the same period a year ago.

ConocoPhillips 2026 Q1 10-Q	30

Results of Operations	Table of Contents
Income Statement Analysis
Unless otherwise indicated, all results in Income Statement Analysis are before-tax.

Below is select financial data provided on a consolidated basis. The full Income Statement can be found in Item 1. Financial Statements.

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Sales and other operating revenues	$15,761	16,517
Equity in earnings of affiliates	247	392
Purchased commodities	6,283	6,188
Production and operating expenses	2,276	2,506
Depreciation, depletion and amortization	2,906	2,746
Taxes other than income taxes	607	551
Sales and other operating revenues for the three-month period of 2026 decreased $756 million. Decreases include lower volumes of $420 million and lower realized natural gas and NGL prices of $537 million. These decreases were partly offset by higher crude and bitumen prices of $243 million.
Equity in earnings of affiliates for the three-month period of 2026 decreased $145 million due to lower earnings primarily driven by lower prices and production. There were no impairment indicators identified during the quarter, and we continue to monitor the recoverability of our equity method investments.

Purchased commodities for the three-month period of 2026 increased $95 million, primarily due to higher power prices, higher power and gas volumes and higher LNG activity. These increases were partly offset by lower derivatives impacts and crude volumes.
Production and operating expenses for the three-month period of 2026 decreased $230 million, primarily due to lower activity levels and increased efficiencies.

DD&A for the three-month period of 2026 increased $160 million, primarily due to higher DD&A rates, driven by higher net book values from the finalized allocations of our Marathon Oil purchase price to specific assets and lower proved developed reserves as of December 31, 2025.

31	ConocoPhillips 2026 Q1 10-Q

Results of Operations	Table of Contents
Segment Results
Unless otherwise indicated, discussion of segment results for the three-month period ended March 31, 2026, is based on a comparison with the corresponding period of 2025 and are shown after-tax.

A summary of the company's net income (loss) by business segment follows:

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Alaska	$294	327
Lower 48	1,403	1,790
Canada	85	256
Europe, Middle East and North Africa	265	419
Asia Pacific	295	311
Segment Totals	2,342	3,103
Corporate and Other	(159)	(254)
Net income (loss)	$2,183	2,849
For further discussion of segment results, see the following pages.

ConocoPhillips 2026 Q1 10-Q	32

Results of Operations	Table of Contents
Alaska

	Three Months Ended March 31
	2026	2025
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,523	1,610
Production and operating expenses	475	506
Depreciation, depletion and amortization	352	355
Taxes other than income taxes	148	60

Net income (loss) ($MM)	$294	327

Average Net Production
Crude oil (MBD)	176	184
Natural gas liquids (MBD)	15	16
Natural gas (MMCFD)	25	48
Total Production (MBOED)	195	208
Total Production (MMBOE)	18	19

Average Sales Prices
Crude oil ($ per BBL)	$81.77	76.58
Natural gas ($ per MCF)	3.73	3.87
The Alaska segment primarily explores for, produces, transports and markets crude oil, NGLs and natural gas. As of March 31, 2026, Alaska contributed 12 percent of our consolidated liquids production and one percent of our consolidated natural gas production.
Net Income (Loss)
Alaska reported earnings of $294 million in the first quarter of 2026, compared with earnings of $327 million in the first quarter of 2025.

Earnings in the first quarter of 2026 included lower sales revenues resulting from lower produced volumes of $53 million and timing of sales. These decreases were partly offset by higher realized prices of $68 million. Additional decreases to earnings included higher taxes other than income taxes of $67 million, driven by the absence of an impact from the settlement of a contingent matter, and higher exploration expenses of $20 million, primarily driven by increased seismic work. Increases to earnings included lower production and operating expenses of $24 million driven by lower workover activity.

Production
Average production decreased 13 MBOED in the three-month period of 2026 primarily driven by normal field decline.

The production decreases were partly offset by new wells online in the second half of 2025.

33	ConocoPhillips 2026 Q1 10-Q

Results of Operations	Table of Contents
Lower 48

	Three Months Ended March 31
	2026	2025
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$11,080	11,548
Production and operating expenses	1,253	1,491
Depreciation, depletion and amortization	2,051	1,904
Taxes other than income taxes	394	429

Net income (loss) ($MM)	$1,403	1,790

Average Net Production
Crude oil (MBD)	731	753
Natural gas liquids (MBD)	377	363
Natural gas (MMCFD)	2,067	2,080
Total Production (MBOED)	1,453	1,462
Total Production (MMBOE)	131	132

Average Sales Prices
Crude oil ($ per BBL)	$70.30	69.47
Natural gas liquids ($ per BBL)	19.82	24.84
Natural gas ($ per MCF)	1.19	2.65
The Lower 48 segment consists of operations located in the U.S. Lower 48 states and commercial operations. As of March 31, 2026, the Lower 48 contributed 68 percent of our consolidated liquids production and 73 percent of our consolidated natural gas production.
Net Income (Loss)
Lower 48 reported earnings of $1,403 million in the first quarter of 2026, compared with earnings of $1,790 million in the first quarter of 2025.
Earnings in the first quarter of 2026 included lower sales revenues resulting from lower overall realized prices of $303 million, driven by lower gas realizations and NGL prices, and lower volumes of $85 million. Additional decreases to earnings include higher DD&A of $115 million, primarily driven by higher rates, due to higher net book values from the finalized allocations of our Marathon Oil purchase price to specific assets, and lower proved developed reserves as of December 31, 2025. Increases to earnings in the first quarter of 2026 included lower production and operating expenses of $186 million, primarily driven by efficiencies and decreased activity.
Production
Average production decreased nine MBOED in the three-month period of 2026. Production decreases were primarily driven by normal field decline and dispositions of assets in 2025.

Decreases to production were partly offset by new wells online from our development programs in the Delaware Basin, Eagle Ford, Midland Basin and Bakken.

ConocoPhillips 2026 Q1 10-Q	34

Results of Operations	Table of Contents
Canada

	Three Months Ended March 31
	2026	2025
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,017	985
Production and operating expenses	189	201
Depreciation, depletion and amortization	152	131
Taxes other than income taxes	10	9

Net income (loss) ($MM)	$85	256

Average Net Production
Crude oil (MBD)	16	17
Natural gas liquids (MBD)	7	6
Bitumen (MBD)	118	143
Natural gas (MMCFD)	131	109
Total Production (MBOED)	164	184
Total Production (MMBOE)	15	17

Average Sales Prices
Crude oil ($ per BBL)	$64.13	62.41
Natural gas liquids ($ per BBL)	29.33	27.96
Bitumen ($ per BBL)	50.37	45.29
Natural gas ($ per MCF)*	1.68	1.35
*Average sales prices include unutilized transportation costs.
The Canada segment operations include the Surmont oil sands development in Alberta, the Montney unconventional play in British Columbia and commercial operations. As of March 31, 2026, Canada contributed nine percent of our consolidated liquids production and five percent of our consolidated natural gas production.
Net Income (Loss)
Canada reported earnings of $85 million in the first quarter of 2026, compared with earnings of $256 million in the first quarter of 2025.

Earnings in the first quarter of 2026 included higher sales revenues resulting from higher realized prices of $46 million and timing of sales. These increases were partly offset by lower volumes of $78 million and a pending claim of $63 million. Additional decreases to earnings included lower other income of $56 million primarily from a change in the fair value measurement associated with the Surmont contingent consideration arrangement. See Note 8.
Production
Average production decreased 20 MBOED in the three-month period of 2026. Decreases to production resulted from higher variable royalties in Surmont following a post-payout event in 2025 and a rate increase due to higher prices, as well as normal field decline. The Surmont royalties are based on a sliding scale ranging from 25 percent to 40 percent, calculated under the oil sands royalty regime as a percentage of gross revenue, net of allowable deductions post-payout, indexed to WTI prices between $55 CAD and $120 CAD.
Production decreases were partly offset by new wells online in the Montney area.

35	ConocoPhillips 2026 Q1 10-Q

Results of Operations	Table of Contents
Europe, Middle East and North Africa

	Three Months Ended March 31
	2026	2025
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$1,627	1,940
Production and operating expenses	257	224
Depreciation, depletion and amortization	239	219
Taxes other than income taxes	15	12

Net income (loss) ($MM)	$265	419

Consolidated Operations
Average Net Production
Crude oil (MBD)	121	136
Natural gas liquids (MBD)	8	9
Natural gas (MMCFD)	525	538
Total Production (MBOED)	216	235
Total Production (MMBOE)	19	21

Average Sales Prices
Crude oil ($ per BBL)	$77.71	74.60
Natural gas liquids ($ per BBL)	22.46	23.76
Natural gas ($ per MCF)	11.71	13.16
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Europe, Middle East and North Africa segment consists of operations principally located in the Norwegian sector of the North Sea and the Norwegian Sea, Qatar, Libya, Equatorial Guinea and commercial and terminalling operations in the U.K. As of March 31, 2026, our Europe, Middle East and North Africa operations contributed eight percent of our consolidated liquids production and 19 percent of our consolidated natural gas production.
Net Income (Loss)
Europe, Middle East and North Africa reported earnings of $265 million in the first quarter of 2026, compared with earnings of $419 million in the first quarter of 2025.
Earnings in the first quarter of 2026 included lower revenues inclusive of lower volumes of $32 million and lower realized prices of $10 million primarily from lower gas prices, partly offset by higher crude prices. Additional decreases to earnings included lower earnings from equity affiliates of $21 million, primarily driven by lower prices and volumes and tax impacts of $60 million due to a shift in our mix of income among taxing jurisdictions.
Consolidated Production
Average consolidated production decreased 19 MBOED in the three-month period of 2026. Decreases to production were due to normal field decline and higher downtime in Libya and Norway.
Production decreases were partly offset by new wells online in Libya and improved performance in Equatorial Guinea and Norway.

Qatar
We have investments in LNG facilities in Qatar, including one producing asset and two projects under construction. In March 2026, due to the conflict in the Middle East, QatarEnergy constrained LNG production at its major Ras Laffan facilities. Our investments have not been damaged, and there are no indications of impairment. However, further escalation could adversely affect operations, LNG transportation and construction and have broader supply chain impacts. The company continues to monitor developments and prioritize the safety of personnel and the integrity of our operations. See Note 3.

ConocoPhillips 2026 Q1 10-Q	36

Results of Operations	Table of Contents
Asia Pacific

	Three Months Ended March 31
	2026	2025
Select financial data by segment before-tax ($MM)
Sales and other operating revenues	$501	424
Production and operating expenses	80	65
Depreciation, depletion and amortization	103	119
Taxes other than income taxes	24	17

Net income (loss) ($MM)	$295	311

Consolidated Operations
Average Net Production
Crude oil (MBD)	56	63
Natural gas (MMCFD)	74	65
Total Production (MBOED)	69	74
Total Production (MMBOE)	6	7

Average Sales Prices
Crude oil ($ per BBL)	$81.14	76.64
Natural gas ($ per MCF)	3.34	3.67
Production and sales prices exclude equity affiliates. See Summary Operating Statistics for equity affiliate totals.
The Asia Pacific segment has operations in China, Malaysia, Australia and commercial operations in China, Singapore and Japan. As of March 31, 2026, Asia Pacific contributed three percent of our consolidated liquids production and three percent of our consolidated natural gas production.
Net Income (Loss)
Asia Pacific reported earnings of $295 million in the first quarter of 2026, compared with earnings of $311 million in the first quarter of 2025.

Earnings in the first quarter of 2026 included lower earnings from equity affiliates of $35 million, primarily due to lower LNG marker prices. Increases to earnings included lower exploration expenses of $31 million, primarily driven by the absence of dry hole expenses associated with certain suspended wells.
Consolidated Production
Average consolidated production decreased five MBOED in the three-month period of 2026. Decreases to production were primarily due to normal field decline.
Production decreases were partly offset by development activity in Bohai Bay in China.

37	ConocoPhillips 2026 Q1 10-Q

Results of Operations	Table of Contents

Corporate and Other

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Net income (loss)
Net interest expense	$(78)	(111)
Corporate G&A expenses	(97)	(110)
Technology	(7)	(18)
Other income (expense)	23	(15)
	$(159)	(254)
Net interest expense consists of interest and debt expense, net of interest income and capitalized interest. Net interest expense decreased in the three-month period of 2026 due to higher interest income and higher capitalized interest partly offset by the absence of an impact from the settlement of a contingent matter.
Corporate G&A expenses include compensation programs and staff costs. Corporate G&A expenses decreased in the three-month period of 2026, primarily due to the absence of transaction and integration expenses associated with our acquisition of Marathon Oil.
Technology includes our investments in low-carbon and other new technologies or businesses and licensing revenues. Other new technologies or businesses and licensing activities are focused on both conventional and tight oil reservoirs, shale gas, oil sands, enhanced oil recovery, as well as LNG.
Other income (expense) or "Other" includes certain foreign currency transaction gains and losses, environmental costs associated with sites no longer in operation, other costs not directly associated with an operating segment, gains or losses on early retirement of debt, holding gains or losses on equity securities and pension settlement expense. "Other" was improved in the first quarter of 2026 primarily due to a consolidating tax adjustment.

ConocoPhillips 2026 Q1 10-Q	38

Capital Resources and Liquidity	Table of Contents
Capital Resources and Liquidity
Financial Indicators

	Millions of Dollars
	March 31 2026	December 31 2025
Cash and cash equivalents	$5,877	6,497
Short-term investments	486	484
Short-term debt	1,065	1,020
Total debt	23,327	23,444
Total equity	64,541	64,487
Percent of total debt to capital*	27%	27
Percent of floating-rate debt to total debt	1%	1
*Capital includes total debt and total equity.
To meet our short-term and long-term liquidity requirements, we look to a variety of funding sources, including cash generated from operating activities, our commercial paper and credit facility programs and our ability to sell securities using our shelf registration statement. During the first three months of 2026, the primary uses of our available cash were $2.9 billion to support our ongoing capital expenditures and investments program, $1.0 billion to repurchase common stock, $1.0 billion to pay the ordinary dividend and $0.1 billion to retire debt.
At March 31, 2026, we had total liquidity of $11.9 billion, comprised of cash and cash equivalents of $5.9 billion, short-term investments of $0.5 billion and available borrowing capacity under our credit facility of $5.5 billion. In addition, we have $1.2 billion of long-term investments in debt securities. We believe current cash balances and cash generated by operating activities, together with access to external sources of funds as described below in the “Significant Changes in Capital” section, will be sufficient to meet our funding requirements in the near- and long-term, including our capital spending program, capital return program and required debt payments.
Significant Changes in Capital
Operating Activities
Cash provided by operating activities totaled $4.3 billion for the first three months of 2026 compared with $6.1 billion for the corresponding period of 2025. The decrease resulted from receivable timing, lower production and lower realized commodity prices.
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

39	ConocoPhillips 2026 Q1 10-Q

Capital Resources and Liquidity	Table of Contents
Investing Activities
For the first three months of 2026, we invested $2.9 billion in capital expenditures and investments. See the “Capital Expenditures and Investments” section.

Proceeds from asset sales were immaterial in the first three months of 2026. In the first three months of 2025, proceeds from asset sales were $0.6 billion, primarily from the sale of assets in our Lower 48 segment.

We invest in short-term and long-term investments as part of our cash investment strategy, the primary objective of which is to protect principal, maintain liquidity and provide yield and total returns. These investments include time deposits, commercial paper, as well as debt securities classified as available for sale. Short-term funds needed to support our operating plan and provide resiliency to react to short-term price volatility are invested in highly liquid instruments with maturities of less than one year. Funds we consider available to maintain resiliency in longer-term price downturns and to capture opportunities outside a given operating plan may be invested in instruments with maturities of greater than one year. See Note 7.
Investing activities in the first three months of 2026 included net purchases of $30 million of investments. We had net sales of $155 million of short-term investments and net purchases of $185 million of long-term investments. See Note 11.
Financing Activities
In the first quarter of 2026, the company retired $67 million principal amount of our 6.875% Notes at maturity.

We have a revolving credit facility totaling $5.5 billion with a maturity date of February 2030. The credit facility may be used for direct bank borrowings, the issuance of letters of credit totaling up to $500 million or as support for our commercial paper program. With no commercial paper outstanding and no direct borrowings or letters of credit, we had access to $5.5 billion in available borrowing capacity under our revolving credit facility at March 31, 2026.

Our debt balance at March 31, 2026, was $23.3 billion compared with $23.4 billion at December 31, 2025. The current portion of debt, including future payments for finance leases, is $1.1 billion at March 31, 2026. Debt payments are expected to be made using current cash balances and cash provided by operating activities.
Fitch and Moody's affirmed our long-term debt credit ratings in February and April 2026, respectively. The current long-term debt credit ratings are:

•Fitch: “A” with a “stable” outlook
•S&P: “A-” with a “stable” outlook
•Moody's: “A2” with a “stable” outlook

See Note 4 for additional information on debt.
Certain of our project-related contracts, commercial contracts and derivative instruments contain provisions requiring us to post collateral. Many of these contracts and instruments permit us to post either cash or letters of credit as collateral. At March 31, 2026, and December 31, 2025, we had direct bank letters of credit of $391 million and $331 million, respectively, which secured performance obligations related to various purchase commitments incident to the ordinary conduct of business. In the event of a credit rating downgrade, we may be required to post additional letters of credit.
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

In the first three months of 2026, we paid ordinary dividends of $0.84 per share, and in the first three months of 2025, we paid ordinary dividends of $0.78 per share.

ConocoPhillips 2026 Q1 10-Q	40

Capital Resources and Liquidity	Table of Contents

In April 2026, we declared an ordinary dividend of $0.84 per share, payable June 1, 2026, to shareholders of record on May 11, 2026.

In late 2016, we initiated our current share repurchase program. In October 2024, our Board of Directors approved an increase from our prior authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate purchases. Share repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. As of March 31, 2026, share repurchases since the inception of our current program totaled 495.3 million shares and $40.3 billion. In the three months ended March 31, 2026, we repurchased 9.2 million shares for a cost of $1.0 billion.

Capital Expenditures and Investments

	Millions of Dollars
	Three Months Ended March 31
	2026	2025
Alaska	$949	1,046
Lower 48	1,505	1,814
Canada	121	165
Europe, Middle East and North Africa	262	274
Asia Pacific	82	54
Segment Totals	2,919	3,353
Corporate and Other	29	25
Capital expenditures and investments	$2,948	3,378
During the first three months of 2026, capital expenditures and investments supported key operating activities and acquisitions, primarily:
•Appraisal and development activities in Alaska related to the Western North Slope, inclusive of Willow, development activities in the Greater Kuparuk Area and exploration in the NPR-A.
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
Our 2026 operating plan capital expenditure guidance is currently expected to be approximately $12 to $12.5 billion. Our capital expenditures and investments were $12.6 billion in 2025.

41	ConocoPhillips 2026 Q1 10-Q

Capital Resources and Liquidity	Table of Contents
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
Transactions and balances reflecting activity between the Obligors and Non-Obligated Subsidiaries are presented below:
Summarized Income Statement Data

Millions of Dollars
Three Months Ended March 31, 2026
Revenues and Other Income	$11,181
Income (loss) before income taxes*	2,050
Net income (loss)	2,183
*Includes approximately $3.9 billion of purchased commodities expense for transactions with Non-Obligated Subsidiaries.
Summarized Balance Sheet Data

	Millions of Dollars
	March 31 2026	December 31 2025
Current Assets	$8,091	8,206
Amounts due from Non-Obligated Subsidiaries, current	930	855
Noncurrent Assets	130,651	130,320
Amounts due from Non-Obligated Subsidiaries, noncurrent	10,647	11,231
Current Liabilities	4,874	4,947
Amounts due to Non-Obligated Subsidiaries, current	1,350	1,244
Noncurrent Liabilities	75,060	74,824
Amounts due to Non-Obligated Subsidiaries, noncurrent	53,008	52,813
Contingencies
We are subject to legal proceedings, claims and liabilities that arise in the ordinary course of business, including environmental obligations and climate-related risks. See Note 6. For more discussion, please see the "Contingencies" section in Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Annual Report on Form 10-K.

ConocoPhillips 2026 Q1 10-Q	42

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
•The potential for insufficient liquidity or other factors, such as those described herein, that could impact our ability to repurchase shares and declare and pay dividends.
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

43	ConocoPhillips 2026 Q1 10-Q

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
•The ability of our customers and other contractual counterparties to satisfy their obligations to us, including our ability to collect payments when due from the government of Venezuela or Petróleos de Venezuela, S.A.
•Uncertainty as to the long-term value of our common stock.
•The factors generally described in Part I—Item 1A in our 2025 Annual Report on Form 10-K and any additional risks described in our other filings with the SEC.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Information about market risks for the three months ended March 31, 2026, does not differ materially from that discussed under Item 7A in our 2025 Annual Report on Form 10-K.

Item 4.    Controls and Procedures
We maintain disclosure controls and procedures designed to ensure information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. At March 31, 2026, with the participation of our management, our Chairman and Chief Executive Officer (principal executive officer) and our Chief Financial Officer and Executive Vice President, Strategy and Commercial (principal financial officer) carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of ConocoPhillips’ disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer and Executive Vice President, Strategy and Commercial concluded our disclosure controls and procedures were operating effectively at March 31, 2026.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ConocoPhillips 2026 Q1 10-Q	44

PART II. Other Information
Item 1.    Legal Proceedings

ConocoPhillips has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. ConocoPhillips believes proceedings under this threshold are not material to ConocoPhillips' business and financial condition. Applying this threshold, there are no such proceedings to disclose for the quarter ended March 31, 2026. See Note 6 for information regarding other legal and administrative proceedings.
Item 1A.    Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A of our 2025 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2026	3,365,382	$98.06	3,365,382	$25,380
February 1 - 28, 2026	2,893,733	108.34	2,893,733	25,067
March 1 - 31, 2026	2,970,202	122.21	2,970,202	24,704
	9,229,317		9,229,317
*There were no repurchases of common stock from company employees in connection with the company's broad-based employee incentive plans.

In late 2016, we initiated our current share repurchase program. As of March 31, 2026, we had repurchased $40.3 billion of shares since 2016. In October 2024, our Board of Directors approved an increase from our previous authorization of $45 billion by a total of the lesser of $20 billion or the number of shares issued in our acquisition of Marathon Oil, such that the company is not to exceed $65 billion in aggregate repurchases. Repurchases are made at management’s discretion, at prevailing prices, subject to market conditions and other factors. Except as limited by applicable legal requirements, repurchases may be increased, decreased or discontinued at any time without prior notice. Shares of stock repurchased under the plan are held as treasury shares. See Part I—Item 1A—Risk Factors – “Our ability to execute our capital return program is subject to certain considerations” in our 2025 Annual Report on Form 10-K.

Item 5.    Other Information

Insider Trading Arrangements
During the three-month period ended March 31, 2026, no officer or director of the company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

45	ConocoPhillips 2026 Q1 10-Q

Item 6.     Exhibits

22*	Subsidiary Guarantors of Guaranteed Securities.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Schema Document.

101.CAL*	Inline XBRL Calculation Linkbase Document.

101.LAB*	Inline XBRL Labels Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
**Furnished herewith.

ConocoPhillips 2026 Q1 10-Q	46

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONOCOPHILLIPS

/s/ Kontessa Haynes-Welsh
Kontessa Haynes-Welsh
Vice President, Finance and Controller

April 30, 2026

47	ConocoPhillips 2026 Q1 10-Q